Form 10-Q
period 1996-06-30
REGENERON PHARMACEUTICALS INC
filed 1996-08-13
CIK 872589

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1996

                                      OR

(  )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from __________ to __________

        Commission File Number 0-19034

                        REGENERON PHARMACEUTICALS, INC.
            (Exact name of registrant as specified in its charter)

       New York                                       13-3444607
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

                 777 Old Saw Mill River Road
                     Tarrytown, New York                     10591-6707
          (Address of principal executive offices)           (Zip code)

                                (914) 347-7000
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes  X      No ___


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 2, 1996:

           Class of Common Stock                     Number of Shares
      Class A Stock, $0.001 par value                    4,767,004
      Common Stock, $0.001 par value                    20,835,586

                        REGENERON PHARMACEUTICALS, INC.
                               Table of Contents
                                 June 30, 1996

                                                                   Page Numbers

PART I -        FINANCIAL INFORMATION

Item 1. Financial Statements

             Condensed balance sheets (unaudited) at June 30, 1996
             and December 31, 1995                                       3

             Condensed statements of operations (unaudited) for the
             three months and six months ended June 30, 1996 and 1995    4

             Condensed statements of cash flows (unaudited) for the
             six months ended June 30, 1996 and 1995                     5

             Notes to condensed financial statements                     6-8

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations               9-16

PART II-     OTHER INFORMATION

Item 4.      Submission of Matters to a Vote of Security Holders         17

Item 6.      Exhibits and Reports on Form 8-K                            18

SIGNATURE PAGE                                                           19

Exhibit 10.1    Stock and Warrant Purchase Agreement dated as of
                April 15, 1996, between the Company and Amgen Inc.       20-36

Exhibit 10.2    Warrant Agreement dated as of April 15, 1996, between
                the Company and Amgen Inc.                               37-62

Exhibit 10.3    Registration Rights Agreement dated as of April 15,
                1996, between the Company and Amgen Inc.                 63-86

Exhibit 10.4    Stock and Warrant Purchase Agreement dated as of
                June 27, 1996, between the Company and Medtronic, Inc.   87-103

Exhibit 10.5    Warrant Agreement dated as of June 27, 1996, between
                the Company and Medtronic, Inc.                          104-126

Exhibit 10.6    Registration Rights Agreement dated as of June 27,
                1996, between the Company and Medtronic, Inc.            127-141


Exhibit 10.7    Assignment and Assumption Agreement dated as of
                June 27, 1996, between the Company and Medtronic, Inc.   142-143

Exhibit 11      Statement of computation of loss per share for the three
                months and six months ended June 30, 1996 and 1995       144

Exhibit 27      Financial data schedule                                  145

PART 1.  FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

REGENERON PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS AT JUNE 30, 1996 AND DECEMBER 31, 1995 (Unaudited)

                                                   June 30,       December 31,
                     ASSETS                          1996             1995
                                                     ----             ----
Current assets
    Cash and cash equivalents                     $48,850,085      $32,736,026
    Marketable securities                          26,088,654       13,417,634
    Receivable due from Amgen-Regeneron Partners      985,542          668,990
    Receivable due from Sumitomo Pharmaceuticals
      Company, Ltd.                                 2,352,483        1,749,062
    Receivable due from Merck & Co., Inc.           3,066,164          271,630
    Prepaid expenses and other current assets         334,700          359,111
                                                 ------------     ------------
       Total current assets                        81,677,628       49,202,453

Marketable securities                              21,393,852       13,468,350
Investment in Amgen-Regeneron Partners              1,615,458        1,273,538
Property, plant and equipment, at cost, net of
  accumulated depreciation and amortization  of
  $16,777,650 in 1996 and $14,402,833 in 1995      33,336,670       27,870,720
Other assets                                        1,248,582        1,996,284
                                                 ------------     ------------
       Total assets                              $139,272,190      $93,811,345
                                                 ============     ============
LIABILITIES and STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable and accrued expenses          $4,247,055       $6,289,832
    Note payable, current portion                      80,481           83,444
    Capital lease obligations, current portion      3,603,976        3,408,090
    Deferred revenue, current portion               1,670,830        3,166,665
                                                 ------------     ------------
       Total current liabilities                    9,602,342       12,948,031

Capital lease obligations                           3,071,425        4,152,100
Note payable                                        1,787,298        1,825,766
Other liabilities                                     143,845          103,374

Deferred revenue                                   11,866,632        6,925,625

Commitments and contingencies

Stockholders' equity
    Preferred stock, $.01 par value; 30,000,000 shares authorized; issued and outstanding
      - none
    Class A Stock, convertible, $.001 par value;
      40,000,000 shares authorized;

        4,817,815 shares issued (4,800,742
        outstanding) in 1996; 5,403,923 shares
        issued (5,386,850 outstanding) in 1995          4,818            5,404
    Common Stock, $.001 par value; 60,000,000
      shares authorized; 20,795,448 shares
      issued and outstanding in 1996;
      16,465,429 shares issued and outstanding
      in 1995                                          20,796           16,465
    Additional paid-in capital                    254,058,076      193,594,141
    Unearned compensation                          (1,260,000)      (1,440,000)
    Accumulated deficit                          (139,997,465)    (124,605,334)
    Net unrealized (loss) gain on marketable
      securities                                      (25,410)         285,940
                                                 ------------     ------------
                                                  112,800,815       67,856,616
    Less, Class A Stock held in treasury,
      at cost: 17,073 shares in 1996 and 1995            (167)            (167)
                                                 ------------     ------------
       Total stockholders' equity                 112,800,648       67,856,449
                                                 ------------     ------------
       Total liabilities and stockholders'
         equity                                  $139,272,190      $93,811,345
                                                 ============     ============

   The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

                                              Three months                  Six months
                                             ended June 30,                ended June 30,
                                          1996           1995           1996           1995
                                          ----           ----           ----           ----
Revenues
  Contract research and development    $4,596,390     $6,807,634     $8,779,286     $13,706,349
  Contract manufacturing                  431,009                       836,360
  Investment income                     1,130,763        815,642      1,731,185       1,749,805
                                      -----------    -----------   ------------     -----------
                                        6,158,162      7,623,276     11,346,831      15,456,154
                                      -----------    -----------   ------------     -----------

Expenses
  Research and development              6,802,561      5,750,606     13,728,964      11,640,759
  Loss in Amgen-Regeneron Partners      3,517,180      2,849,895      6,179,080       5,409,700
  General and administrative            1,586,554      1,552,734      3,097,499       3,228,116
  Depreciation and amortization         1,525,301      1,472,069      3,016,255       2,978,108
  Interest                                227,429        378,871        478,058         750,771
  Other                                   123,770                       239,106
                                      -----------    -----------   ------------     -----------
                                       13,782,795     12,004,175     26,738,962      24,007,454
                                      -----------    -----------   ------------     -----------
Net loss                              ($7,624,633)   ($4,380,899)  ($15,392,131)    ($8,551,300)
                                      ===========    ===========   ============     ===========
Net loss per share                         ($0.31)        ($0.22)        ($0.66)         ($0.44)
                                      ===========    ===========   ============     ===========
Weighted average number of Common
   and Class A shares outstanding      24,585,518     19,487,627     23,296,691      19,406,248
                                      ===========    ===========   ============     ===========


   The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
Increase (Decrease) in Cash and Cash Equivalents


                                                     Six  months ended June 30,
                                                        1996          1995
                                                        ----          ----
Cash flows from operating activities
  Net loss                                          ($15,392,131)  ($8,551,300)
                                                    ------------   -----------
  Adjustments to reconcile net loss to net cash
    used in operating activities
      Loss in Amgen-Regeneron Partners                 6,179,080     5,409,700
      Depreciation and amortization                    3,016,255     2,978,108
      Amortization of lease incentive                                  (50,300)
      Stock issued in consideration for services
        rendered                                         180,000       180,000
      Changes in assets and liabilities
        (Increase) decrease in amounts due from
          Amgen-Regeneron Partners                      (316,552)      332,685
        Increase in amounts due from Sumitomo
          Pharmaceuticals Co., Ltd.                     (603,421)   (1,749,047)
        Increase in amounts due from Merck & Co.,
          Inc.                                        (2,794,534)
        Increase in investment in Amgen-Regeneron
          Partners                                    (6,521,000)
        Decrease (increase) in prepaid expenses
          and other assets                               130,675      (402,599)
        Increase (decrease) in deferred revenue        3,445,172    (6,416,667)
        Decrease in accounts payable, accrued
          expenses, and other liabilities               (533,047)     (778,476)
                                                    ------------   -----------
            Total adjustments                          2,182,628      (496,596)
                                                    ------------   -----------
          Net cash used in operating activities      (13,209,503)   (9,047,896)
                                                    ------------   -----------

Cash flows from investing activities
  Purchases of marketable securities                 (41,117,516)  (21,660,071)
  Sales of marketable securities                      20,209,644    25,223,126
  Capital expenditures                                (7,462,280)     (161,206)
                                                    ------------   -----------

          Net cash (used in) provided by
            investing activities                     (28,370,152)    3,401,849
                                                    ------------   -----------

Cash flows from financing activities
  Net proceeds from the issuance of stock             59,394,527       363,044
  Principal payments on note payable                     (41,431)      (45,282)

  Capital lease payments                              (1,659,382)   (1,478,238)
  Purchase of treasury stock                                                (5)
                                                    ------------   -----------

          Net cash provided by (used in)
            financing activities                      57,693,714    (1,160,481)
                                                    ------------   -----------

          Net increase (decrease) in cash
            and cash equivalents                      16,114,059    (6,806,528)
                                                    ------------   -----------

Cash and cash equivalents at beginning
  of period                                           32,736,026    23,645,914
                                                    ------------   -----------

          Cash and cash equivalents at end of
            period                                   $48,850,085   $16,839,386
                                                    ============   ===========

Supplemental disclosure of cash flow information
          Cash paid for interest                        $437,586      $698,485
                                                    ============   ===========


   The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements


1.      Interim Financial Statements

        In the opinion of management of the Company, the accompanying unaudited interim financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company's financial position as of June 30, 1996 and December 31, 1995 and the results of operations for the three and six months ended June 30, 1996 and 1995. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year. The condensed interim financial statements should be read in conjunction with the audited financial statements included in the Company's annual report on Form 10-K.

        Certain reclassifications have been made to the financial statements for 1995 in order to conform with the current period's presentation.


2.      Statement of Cash Flows

        Supplemental disclosure of noncash investing and financing activities:

        Capital lease obligations of approximately $775,000 and $132,000 were incurred during the first six months of 1996 and 1995, respectively, when the Company leased new equipment.

        Included in accounts payable and accrued expenses at June 30, 1996 were approximately $688,000 of capital expenditures and approximately $115,000 of costs incurred in connection with the Company's issuance of equity securities.

        At December 31, 1995, the Company had accrued $850,000 as its contribution to the settlement of a securities class action lawsuit. During January 1996, the Company issued shares of its Common Stock, valued at $850,000, in settlement of this obligation.


3.      Accounts Payable and Accrued Expenses

        Accounts payable and accrued expenses as of June 30, 1996 and December 31, 1995 consist of the following:

                                                   June 30,       December 31,
                                                     1996            1995
                                                     ----            ----
     Accounts payable                            $2,062,690       $3,240,050
     Accrued payroll and related costs            1,028,887        1,054,626
     Accrued clinical trial expense                 319,500          350,000
     Accrued litigation settlement                                   850,000

     Accrued expenses, other                        407,543          299,412
     Deferred compensation                          428,435          495,744
                                                 ----------       ----------
                                                 $4,247,055       $6,289,832
                                                 ==========       ==========

4.      Marketable Securities

        The following table summarizes the amortized cost basis of marketable securities, the aggregate fair value of marketable securities, and gross unrealized holding gains and losses at June 30, 1996:


                                                                                   Unrealized Holding
                                          Amortized         Fair          ---------------------------------------
                                          Cost Basis        Value          Gains         (Losses)          Net
                                          ----------        -----          -----         --------          ---
Maturities within one year
  Corporate debt securities               $22,109,392     $22,155,252     $ 50,991        ($ 5,131)       $45,860
  U.S. Government securities                3,897,592       3,933,402       35,810              --         35,810
                                          -----------     -----------     --------       ---------       --------
                                           26,006,984      26,088,654       86,801          (5,131)        81,670
                                          -----------     -----------     --------       ---------       --------
Maturities between one and two years
  Corporate debt securities                 6,235,286       6,244,632       11,601          (2,255)         9,346
  U.S. Government securities               15,265,646      15,149,220        3,637        (120,063)      (116,426)
                                          -----------     -----------     --------       ---------       --------
                                           21,500,932      21,393,852       15,238        (122,318)      (107,080)
                                          -----------     -----------     --------       ---------       --------
                                          $47,507,916     $47,482,506     $102,039       ($127,449)      $(25,410)
                                          ===========     ===========     ========       =========       ========


        The aggregate net unrealized loss of $25,410 has been included as a reduction of stockholders' equity at June 30, 1996.


5.      Stock and Warrant Agreement

        On April 15, 1996 Amgen Inc. purchased from the Company 3 million shares of Common Stock for $48.0 million. The purchase price also included warrants to purchase an additional 700,000 shares of Common Stock at an exercise price of $16.00 per share. The warrants are fully exercisable, expire on April 15, 2001, and are subject to antidilution provisions.


6.      Collaboration Agreement


        On June 27, 1996, the Company and Medtronic, Inc. (Medtronic) entered into a worldwide exclusive joint development agreement (the Medtronic Agreement) to collaborate on research and development of a family of therapeutics for central nervous system diseases and disorders using experimental Regeneron compounds and Medtronic delivery systems. The Medtronic Agreement, among other things, provides for the Company and Medtronic to fund development costs and supply amounts of drug and delivery systems, respectively. In addition, Medtronic is required to make payments to Regeneron if certain clinical milestones are achieved and the Company is required to pay royalties to Medtronic based upon net sales of any drug developed under the collaboration. The Medtronic Agreement may be terminated by written agreement of both parties, by either party if certain regulatory approvals have not been obtained within specified time periods, or by either party under certain other conditions.

        In addition, on June 27, 1996, Medtronic purchased from the Company 460,500 shares of Common Stock for $10.0 million. The purchase price also included warrants to purchase an additional 107,400 shares of Common Stock at an exercise price of $21.72 per share. The number of shares issuable upon exercise of these warrants is subject to reduction in the event that Medtronic elects a cashless exercise option. The warrants are fully exercisable, expire on June 26, 2001, and are subject to antidilution provisions.

7.      Capital Leases

        In June 1996, the Company executed a new leasing agreement (the New Lease Line) which provides up to $3.0 million to finance equipment acquisitions and certain building improvements, as defined, (collectively, the Equipment). The Company may utilize the New Lease Line in increments
(leases). Lease terms are for four years after which the Company is required to purchase the Equipment at defined amounts, or the leases will be renewed for eight months at defined monthly payments after which the Company will own the Equipment. At June 30, 1996, the Company had available approximately $2.2 million of the New Lease Line.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


General

        Overview. The discussion below contains forward-looking statements that involve risks and uncertainties relating to the future financial performance of Regeneron Pharmaceuticals, Inc. (Regeneron or the Company) and actual events or results may differ materially. These statements concern, among other things, the possible therapeutic applications of the Company's product candidates and research programs, the timing and nature of the Company's clinical and research programs now underway or planned, a variety of items described herein and in the footnotes to the Company's financial statements (including the useful life of assets, the anticipated length of agreements, and other matters), and the future uses of capital and financial needs of the Company. These statements are made by the Company based on management's current beliefs and judgment. In evaluating such statements, stockholders and investors should specifically consider the various factors identified under the caption Factors That May Affect Future Operating Results which could cause actual results to differ materially from those indicated by such forward-looking statements.

        During the second quarter of 1996, Amgen Inc. (Amgen), on behalf of Amgen-Regeneron Partners, continued to conduct a Phase III clinical trial designed to determine the safety and efficacy of brain-derived neurotrophic factor (BDNF) in the treatment of amyotrophic lateral sclerosis (ALS, commonly known as Lou Gehrig's disease). In addition, Amgen, on behalf of Amgen-Regeneron Partners, continued to conduct a Phase I/II clinical trial of neurotrophin-3 (NT-3) for the treatment of peripheral neuropathies caused by diabetes. Amgen also continued to conduct a trial of BDNF in Europe for the treatment of neuropathies caused by diabetes. The Company continued to develop and manufacture BDNF for use by Sumitomo Pharmaceuticals Co., Ltd. (Sumitomo Pharmacteuticals) in Japan and continued the development of a series of preclinical research programs in the areas of inflammatory and muscle disease, angiogenesis, hematopoiesis, and cancer.

        In April 1996, Amgen purchased from the Company 3 million shares of Common Stock for $48.0 million. The purchase price also included five-year warrants to purchase an additional 700,000 shares of Common Stock at an exercise price of $16.00 per share. In June 1996, the Company entered into a worldwide exclusive joint development agreement with Medtronic, Inc. (Medtronic) to collaborate on research and development of a family of therapeutics for central nervous system diseases and disorders using experimental Regeneron compounds and Medtronic delivery systems. The initial target of the Medtronic collaboration will be the development of Regeneron's second generation neurotrophic factor AXOKINE(TM) for the potential treatment of Huntington's disease, using Medtronic's implantable pump to infuse AXOKINE into the brain. In addition, Medtronic purchased from the Company 460,500 shares of Common Stock for $10.0 million. The purchase price also included five-year warrants to purchase an additional 107,400 shares of Common Stock at an exercise price of $21.72 per share.


        The results of the BDNF Phase III clinical trial for ALS are uncertain and are not expected to be known until the trial is completed and the data reviewed and analyzed. The Company believes that such results are likely to be known during the first quarter of 1997. If the study is timely completed and demonstrates a statistically significant and clinically effective and safe treatment regimen, it could have a materially beneficial effect on the Company. However, if the trial is not conclusively successful, it could have a materially adverse effect on the Company, the price of the Company's Common Stock, and the Company's ability to raise additional capital. The results of the Company's and its collaborators' past activities in connection with the research and development of BDNF and NT-3 do not necessarily predict the results or success of future activities including, but not limited to, any additional preclinical or clinical studies of BDNF or NT-3. The Company cannot predict whether, when, or under what conditions BDNF or NT-3 will be shown to be safe or effective to treat any human condition or be approved for marketing by any regulatory agency. The delay or failure of current or future studies to demonstrate the safety or efficacy of BDNF or NT-3 to treat human conditions or to be approved for marketing would have a material adverse impact on the Company.

        The potential success of the BDNF clinical trial is also dependent upon, among other things, certain factors that could undermine the significance of the data collected from such patients. Patients who are taking riluzole, an orally administered drug approved for the treatment of ALS, are not, on that basis, ineligible to participate in the BDNF clinical trial, and Amgen and the Company know that some patients who are taking riluzole have enrolled in the BDNF trial. The clinical effects of taking both drugs are completely unknown and therefore unanticipated effects could complicate the trial or render the data collected difficult to analyze or interpret. Amgen, on behalf of Amgen-Regeneron Partners, has designed the BDNF clinical trial to take into account the inclusion of patients who may also be taking riluzole. However, if the Phase III clinical study is compromised through the inclusion of patients who are taking riluzole or other medications, with or without the consent or knowledge of the trial sponsor, the results of the study may be undermined and additional clinical studies may be required, causing a delay in, and increasing the costs of, the development of BDNF, which would have a material adverse effect on the Company.

        No assurance can be given that extended administration of NT-3 will be safe or effective. The Phase I study of NT-3 in normal human volunteers that concluded in 1995 was a short term (seven day) treatment study. The 1996 study involves substantially longer treatment (six months or longer). In the Phase I study, two out of the seventy-six patients developed significant abnormalities of blood tests of their liver function. These laboratory abnormalities reversed after cessation of treatment and were not associated with any other evidence of liver dysfunction. Similar abnormalities have not been observed in preclinical toxicology studies with NT-3. However, if such abnormalities were to occur in a number of patients in subsequent trials, including the 1996 study, this result could delay or preclude the further development of NT-3. The treatment of peripheral neuropathies associated with cancer chemotherapies or diabetes may present additional clinical trial risks, in light of the complex and not wholly understood mechanisms of action that lead to the neuropathies, the presence of many other drugs to treat the underlying conditions, the potential difficulty of achieving significant clinical endpoints, and other factors. No assurance can be given that these or any other studies of NT-3 will be successful or that NT-3 will be commercialized.

        To date, Regeneron has not received any revenues from the commercial sale of products and does not expect to receive any such revenues for at least several years. Before such revenues can be realized, the Company must overcome a number of hurdles which include successfully completing its research and development efforts and obtaining regulatory approval from the United States Food and Drug Administration (FDA) or regulatory authorities in other countries. In addition, the biotechnology and pharmaceutical industries are rapidly evolving and highly competitive, and new developments may render the Company's products and technologies noncompetitive and obsolete. While the Company has applied for or received a number of patents to protect its intellectual properties, there can be no assurance that the patents will be enforceable or will provide protection against competing technology. In the absence of revenues from commercial product sales or other sources (the amount, timing, nature, or source of which can not be predicted), the Company's losses will continue as the Company conducts its research and development activities. The Company's activities may expand over time and may require additional resources, and the Company's operating losses may be substantial over at least the next several years. The Company's losses may fluctuate from quarter to quarter and will depend, among other factors, on the timing of certain expenses and on the progress of the Company's research and development efforts.


Results of Operations

        Three months ended June 30, 1996 and 1995. The Company's total revenue for the second quarter of 1996 was $6.2 million compared to $7.6 million for the same period in 1995. Contract research and development revenue decreased to $4.6 million for the second quarter of 1996 from $6.8 million for the same period in 1995. Contract research and development revenue earned from Sumitomo Pharmaceuticals decreased to $3.1 million in the second quarter of 1996 from $4.9 million for the same period in 1995. Of the second quarter 1996 Sumitomo Pharmaceuticals revenue, $0.8 million was for contract research and $2.3 million was reimbursement for developing manufacturing processes for, and supplying, BDNF. Of the second quarter 1995 Sumitomo Pharmaceuticals revenue, $3.2 million was for contract research (including $2.2 million related to a non-recurring contract research payment) and $1.7 million was reimbursement for developing manufacturing processes for, and supplying, BDNF. Contract research and development revenue earned from Amgen and Amgen-Regeneron Partners (the Partnership) decreased to $1.5 million for the second quarter of 1996 from $1.9 million for the same period in 1995. This reflects a decision by the Partnership to focus more spending in 1996 on clinical trials and other precommercial activities conducted by Amgen and less spending on preclinical research conducted by Regeneron. During the third quarter of 1995, the Company entered into a long-term manufacturing agreement (the Merck Agreement) with Merck & Co., Inc. (Merck), and contract manufacturing revenue for the second quarter of 1996 related to this agreement totaled $0.4 million. Investment income in the second quarter of 1996 increased to $1.1 million from $0.8 million for the same period in 1995, primarily due to increased levels of interest-bearing investments resulting from the sale by the Company of equity securities to Amgen in April 1996.

        The Company's total operating expenses increased to $13.8 million in the second quarter of 1996 from $12.0 million for the same period in 1995. Research and development expense increased to $6.8 million in the second quarter of 1996 from $5.8 million for the same period in 1995 primarily due to costs related to the Company's preclinical research programs, as well as the costs of increased activity in the Rensselaer manufacturing facility related to the Sumitomo and Merck agreements. Loss in Amgen-Regeneron Partners increased to $3.5 million in the second quarter of 1996 from $2.8 million for the same period in 1995, primarily due to increased costs related to clinical trials and other precommercial activities conducted by Amgen on behalf of the Partnership.

        General and administrative expense was $1.6 million for both the second quarters of 1996 and 1995. Interest expense decreased to $0.2 million in the second quarter of 1996 from $0.4 million for the same period in 1995, resulting from the expiration of capital leases during 1995 and the first six months of 1996. Other expenses of $0.1 million in the second quarter of 1996 are direct expenses related to contract manufacturing for Merck.

        The Company's net loss for the second quarter of 1996 was $7.6 million, or $0.31 per share, compared to a net loss of $4.4 million, or $0.22 per share, for the same period in 1995.

        Six months ended June 30, 1996 and 1995. The Company's total revenue for the six months ended June 30, 1996 was $11.3 million, compared to $15.5 million for the same period in 1995. Contract research and development revenue decreased to $8.8 million for the six months ended June 30, 1996 from $13.7 million for the same period in 1995. Contract research and development revenue earned from Sumitomo Pharmaceuticals decreased to $5.8 million in the six months ended June 30, 1996 from $9.9 million for the same period in 1995. Of the six months ended June 30, 1996 Sumitomo Pharmaceuticals revenue, $1.5 million was for contract research and $4.3 million was reimbursement for developing manufacturing processes for, and supplying, BDNF. Of the six months ended June 30, 1995, Sumitomo Pharmaceuticals revenue, $6.4 million was for contract research (including $5.4 million related to a non-recurring contract research payment) and $3.5 million was reimbursement for developing manufacturing processes for, and supplying, BDNF. Contract research and development revenue earned from Amgen and Amgen-Regeneron Partners decreased to $3.0 million for the six months ended June 30, 1996 from $3.8 million for the same period in 1995. This reflects a decision by the Partnership to focus more spending in 1996 on clinical trials and other precommercial activities conducted by Amgen and less spending on preclinical research conducted by

Regeneron. During the third quarter of 1995, the Company entered into the Merck Agreement, and contract manufacturing revenue for the six months ended June 30, 1996 related to this agreement totaled $0.8 million. Investment income for the six month periods ended June 30, 1996 and June 30, 1995 was $1.7 million.

        The Company's total operating expenses increased to $26.7 million in the six months ended June 30, 1996 from $24.0 million for the same period in 1995. Research and development expense increased to $13.7 million in the six months ended June 30, 1996 from $11.6 million for the same period in 1995 primarily due to costs related to the Company's preclinical research programs, as well as the costs of increased activity in the Rensselaer manufacturing facility related to the Sumitomo and Merck agreements. Loss in Amgen-Regeneron Partners increased to $6.2 million in the six months ended June 30, 1996 from $5.4 million for the same period in 1995, primarily due to increased costs related to clinical trials and other precommercial activities conducted by Amgen on behalf of the Partnership.

        General and administrative expense for the six months ended June 30, 1996 remained at the same level compared to the corresponding period in 1995. Interest expense decreased to $0.5 million in the six months ended June 30, 1996 from $0.8 million for the same period in 1995, resulting from the expiration of capital leases during 1995 and the first six months of 1996. Other expenses of $0.2 million in the six months ended June 30, 1996 are direct expenses related to contract manufacturing for Merck.

        The Company's net loss for the six months ended June 30, 1996 was $15.4 million, or $0.66 per share, compared to a net loss of $8.6 million, or $0.44 per share, for the same period in 1995.


Liquidity and Capital Resources

        Since its inception in 1988, the Company has financed its operations primarily through private placements and public offerings of its equity securities, revenue earned under the agreements between the Company and Amgen, Sumitomo Chemical Company,

Ltd., Sumitomo Pharmaceuticals, and Merck, and investment income. In connection with the Company's agreement to collaborate with Sumitomo Pharmaceuticals in the research and development of BDNF in Japan, Sumitomo Pharmaceuticals has paid the Company $19.0 million and has agreed to pay the Company $3.0 million annually in 1997 and 1998. Sumitomo Pharmaceuticals has the option to cancel any remaining annual payments; however, if such a cancellation were to occur, the rights to develop and commercialize BDNF in Japan would revert to the Company. In addition, the Company is being reimbursed in connection with supplying Sumitomo Pharmaceuticals with BDNF for preclinical use.

        Under the Amgen Agreement, Amgen was required to make defined payments through June 1995 to the Company for research and development efforts in the United States in connection with BDNF and NT-3. As provided in the Amgen

Agreement, after Amgen determined that Investigational New Drug applications
(IND) should be filed for BDNF and NT-3, Amgen and Regeneron created Amgen-Regeneron Partners to conduct the development and commercialization of these product candidates. The Partnership began operations in June 1993 with respect to BDNF and in January 1994 with respect to NT-3. Amgen's required payments for BDNF and NT-3 were made directly to Regeneron prior to the determination by Amgen that the preparation of an IND for each compound should commence and thereafter to the Partnership. The Company's further activities relating to BDNF and NT-3, as agreed upon by Amgen and Regeneron, are being reimbursed by the Partnership, and the Company recognizes such reimbursement as revenue. The funding of the Partnership,is through capital contributions from Amgen and Regeneron, who must make equal payments in order to maintain equal ownership and equal sharing of any profits or losses from the partnership. The Company has made capital contributions totaling $34.9 million to Amgen-Regeneron Partners from the Partnership's inception in June 1993 through June 30, 1996. The Company expects that its capital contributions in 1996 will total approximately $15.5 million. These contributions could increase, depending upon the results of the BDNF ALS clinical trial and the other BDNF and NT-3 studies, among other things. Capital contributions beyond 1996 are anticipated to be significant.

        In September 1995, the Company entered into the Merck Agreement. Depending on the volume of the intermediate supplied to Merck, total capital and product payments from Merck to Regeneron could total $40.0 million or more over the term of the agreement, which is expected to extend to 2003. This agreement may be terminated at any time by Merck upon the payment by Merck of a termination fee.

        From its inception in January 1988 through June 30, 1996 the Company has invested $50.1 million in property, plant and equipment, including $16.8 million to acquire and renovate the Rensselaer facility and $10.5 million of construction in progress to modify the facility in connection with the Merck Agreement. In connection with the purchase and renovation of the Rensselaer facility, the Company obtained financing of $2.0 million from the New York State Urban Development Corporation, of which $1.9 million was outstanding at June 30, 1996. Under the terms of such financing, the Company is not permitted to declare or pay dividends to its stockholders.

        In June 1996, the Company executed a new leasing agreement (the New Lease Line) which provides up to $3.0 million to finance equipment acquisitions and certain building improvements, as defined, (collectively, the Equipment). The Company may utilize the New Lease Line in increments
(leases). Lease terms are for four years after which the Company is required to purchase the Equipment at defined amounts, or the leases will be renewed for eight months at defined monthly payments after which the Company will own the Equipment. At June 30, 1996, the Company had available approximately $2.2 million of the New Lease Line.

        The Company expects that expenses related to the filing, prosecution, defense and enforcement of patent and other intellectual property claims will continue to be substantial as a result of patent filings and prosecutions in the United States and foreign countries. The Company is currently involved in two interference proceedings in the Patent and Trademark Office between Regeneron's patent applications and patents relating to CNTF issued to Synergen, Inc. Amgen acquired all outstanding shares of Synergen in 1994.

        As of June 30, 1996, the Company had no established banking arrangements through which it could obtain short-term financing or a line of credit. Additional funds may be raised through, among other things, the issuance of additional securities, other financing arrangements, and future collaboration agreements. No assurance can be given that additional financing will be available or, if available, that it will be available on acceptable terms. In April 1996 Amgen purchased from the Company 3 million shares of Common Stock for $48.0 million. The purchase price also included warrants to purchase an additional 700,000 shares at an exercise price of $16.00 per share. In June 1996, Medtronic purchased from the Company 460,500 shares of Common Stock for $10.0 million. The purchase price also included warrants to purchase an additional 107,400 shares of Common Stock at an exercise price of $21.72 per share.

        At June 30, 1996, the Company had $96.3 million in cash, cash equivalents, and marketable securities. The Company expects to incur substantial funding requirements for capital contributions to Amgen-Regeneron Partners to support the continued development and clinical trials of BDNF and NT-3. The Company also expects to incur substantial funding requirements for, among other things, its research and development activities (including preclinical and clinical testing), validation of its manufacturing facilities, and the acquisition of equipment, and may incur substantial funding requirements for expenses related to the patent interference proceedings and other patent matters. The amount needed to fund operations will also depend on other factors, including the status of competitive products, the success of the Company's research and development programs, the status of patents and other intellectual property rights developments, and the extent and success of any collaborative research programs. The Company expects to incur substantial capital expenditures in connection with the renovation and validation of its Rensselaer facility pursuant to its manufacturing agreement with Merck. However, the Company also expects that such expenditures will be substantially reimbursed by Merck, subject to certain conditions. The Company believes that its existing capital resources will enable it to meet operating needs through the next several years. No assurance can be given that there will be no change in projected revenues or expenses that would lead to the Company's capital being consumed at a faster rate than currently expected.


Factors That May Affect Future Operating Results

        Regeneron cautions stockholders and investors that the following important factors, among others, in some cases have affected, and in the future could affect, Regeneron's actual results and could cause Regeneron's actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, Regeneron. The statements under this caption are intended to serve as cautionary statements within the meaning of the Private Securities Litigation Reform Act of 1995. The following information is not intended to limit in any way the characterization of other statements or information under other captions as cautionary statements for such purpose:

o Delay, difficulty, or failure in obtaining regulatory approval (including approval of its facilities for production) for the Company's products (including vaccine intermediate for Merck), including delays or difficulties in development because of insufficient proof of safety or efficacy.

o Delay, difficulty, or failure of the Company's preclinical drug research and development programs to produce product candidates that are scientifically or commercially appropriate for further development by the Company or others.

o Increased and irregular costs of development, regulatory approval, manufacture, sales, and marketing associated with the introduction of products in the late stage of development.

o Difficulties in launching or marketing the Company's products by the Company or its licensees, especially when such products are novel products based on biotechnology, and unpredictability of customer acceptance of such products.

o Lack of experience with the ALS or peripheral neuropathy patient population and customer base in the United States could lead to a variety of materially adverse developments; other factors that could materially affect the Company's future potential commerical sales or success of BDNF and NT-3 include the timing, approval, market launch and potential commercialization of competing products, including riluzole (an approved orally active product for ALS marketed by Rhone Poulenc Rorer) and insulin-like growth factor (a product being developed by Chiron Corporation and Cephalon Corp., which the Company believes will be the subject of a license application to the FDA in 1996); pricing, promotional, and marketing decisions (and the implementation of such decisions) by the Company and its partner, Amgen; and reimbursement policies of health care providers and insurers.

o The ability to obtain, maintain, and prosecute intellectual property rights, and the cost of acquiring in-process technology and other intellectual property rights, either by license, collaboration, or purchase of another entity.

o Amount and rate of growth in Regeneron's selling, general and administrative expenses; and the impact of unusual or infrequent charges resulting from Regeneron's ongoing evaluation of its business strategies and organizational structure.

o Failure of corporate partners to commercialize successfully the Company's products or to retain and expand the markets served by the commercial collaborations; conflicts of interest, priorities, and commercial strategies which may arise between the Company and such corporate partners.


o Inability to maintain or initiate third party arrangements which generate revenues, in the form of license fees, research and development support, royalties, and other payments, in return for rights to technology or products under development by the Company.

o Delays or difficulties in developing and acquiring production technology and technical and managerial personnel to manufacture novel biotechnology products in commercial quantities at reasonable costs and in compliance with applicable quality assurance and environmental regulations and governmental permitting requirements.

o Difficulties in obtaining key raw materials and supplies for the manufacture of the Company's products.

o The costs and other effects of legal and administrative cases and proceedings (whether civil, such as product-related or environmental, or criminal); settlements and investigations; developments or assertions by or against Regeneron relating to intellectual property rights and licenses; the issuance and use of patents and proprietary technology by Regeneron and its competitors, including the possible negative effect on the Company's ability to develop, manufacture, and sell its products in circumstances where it is unable to obtain licenses to patents which may be required for such products.

o Underutilization of the Company's existing or new manufacturing facilities or of any facility expansions, resulting in inefficiencies and higher costs; start-up costs, inefficiencies, delays, and increased depreciation costs in connection with the start of production in new plants and expansions.

o      Health care reform.

o      The ability to attract and retain key personnel.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On June 28, 1996, the Company conducted its Annual Meeting of Shareholders pursuant to due notice. A quorum being present either in person or by proxy, the shareholders voted on the following matters:

        1. To elect three directors to hold office for a three-year term as Class II directors, and until their successors are duly elected and qualified.

        2. To approve certain changes to bring the Company's Amended and Restated 1990 Long-Term Incentive Plan into compliance with Section 162(m) of the Internal Revenue Code of 1986, as amended and any regulations thereunder.

        3. To approve the selection of Coopers & Lybrand L.L.P. as independent accountants for the Company's fiscal year ending December 31, 1996.

        No other matters were voted on. The number of votes cast was:

                                              For           Withhold Authority
                                              ---           ------------------
1.  Election of Class II Directors
        James W. Fordyce                   63,947,872            202,916
        Alfred G. Gilman, M.D., Ph.D.      63,741,672            409,116
        Joseph L. Goldstein, M.D.          63,946,772            204,016

        The terms of office of P. Roy Vagelos, M.D., Leonard S. Schleifer, M.D., Ph.D., Eric M. Shooter, Ph.D., George L. Sing, Charles A. Baker, and Michael S. Brown, M.D. continued after the meeting.


                                      For             Against         Abstain
                                      ---             -------         -------
2.  Amendment of Long-Term
    Incentive Plan                 62,651,196         399,655         79,881

3.  Selection of accountants       64,107,261          22,366         21,161

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits

                10.1 Stock and Warrant Purchase Agreement dated as of April 15, 1996, between the Company and Amgen Inc.

                10.2    Warrant Agreement dated as of April 15, 1996, between

                        the Company and Amgen Inc.

                10.3 Registration Rights Agreement dated as of April 15, 1996, between the Company and Amgen Inc.

                10.4 Stock and Warrant Purchase Agreement dated as of June 27, 1996, between the Company and Medtronic, Inc.

                10.5 Warrant Agreement dated as of June 27, 1996, between the Company and Medtronic, Inc.

                10.6 Registration Rights Agreement dated as of June 27, 1996, between the Company and Medtronic, Inc.

                10.7 Assignment and Assumption Agreement dated as of June 27, 1996, between the Company and Medtronic, Inc.

                11 Statement of computation of loss per share for the three months and six months ended June 30, 1996 and 1995.

                27      Financial Data Schedule



        (b)     Reports

                No reports on Form 8-K were filed by the registrant during the quarter ended June 30, 1996.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Regeneron Pharmaceuticals, Inc.




Date: August 14, 1996             By: /s/ Murray A. Goldberg
                                      -------------------------------
                                      Murray A. Goldberg
                                      Vice President, Finance & Administration,
                                      Chief Financial Officer, and Treasurer