Form 10-Q
period 1996-09-30
REGENERON PHARMACEUTICALS INC
filed 1996-11-08
CIK 872589

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1996

                                      OR

(  )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

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

                Yes  X      No ___


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 31, 1996:

           Class of Common Stock                     Number of Shares
      Class A Stock, $0.001 par value                    4,616,073
      Common Stock, $0.001 par value                    21,029,760

                        REGENERON PHARMACEUTICALS, INC.
                               Table of Contents
                               September 30, 1996




                                                                    Page Numbers

PART I- FINANCIAL INFORMATION

Item 1.           Financial Statements

               Condensed balance sheets (unaudited) at September 30,
               1996 and December 31, 1995                                  3

               Condensed statements of operations (unaudited) for the
               three months and nine months ended September 30, 1996
               and 1995                                                    4

               Condensed statements of cash flows (unaudited) for the
               nine months ended September 30, 1996 and 1995               5

               Notes to condensed financial statements                     6-8

               Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations               9-17


PART II- OTHER INFORMATION

               Item 6. Exhibits and Reports on Form 8-K                    18

SIGNATURE PAGE                                                             19

Exhibit 3(i)   Certificate of Amendment of the Restated
               Certificate of Incorporation of Regeneron
               Pharmaceuticals, Inc., as at October 18, 1996.              20-31

Exhibit 4 Rights Agreement, dated as of September 20, 1996, between Regeneron Pharmaceuticals, Inc. and ChaseMellon Shareholder Services L.L.C., as Rights Agent, including the form of Rights Certificate as Exhibit B thereto. (Incorporated by reference.)

Exhibit 11     Statement of computation of net loss per share for
               the three months and nine months ended September 30,
               1996 and 1995.                                              32

Exhibit 17     Letter of Resignation of James W. Fordyce, Director,
               dated October 1, 1996.                                      33


Exhibit 27        Financial data schedule.                                 34

PART 1.  FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

REGENERON PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS AT SEPTEMBER 30, 1996 AND DECEMBER 31, 1995 (Unaudited)


                                                                                  September 30,       December 31,
                                                                                     1996                1995
                                                                                     ----                ---


                                  ASSETS
Current assets
    Cash and cash equivalents                                                     $37,452,802       $32,736,026
    Marketable securities                                                          29,230,441        13,417,634
    Receivable due from Amgen-Regeneron Partners                                    1,972,660           668,990
    Receivable due from Sumitomo Pharmaceuticals Company, Ltd.                      2,352,499         1,749,062
    Receivable due from Merck & Co., Inc.                                           1,551,712           271,630
    Prepaid expenses and other current assets                                         847,259           359,111
                                                                                --------------    --------------
       Total current assets                                                        73,407,373        49,202,453

Marketable securities                                                              21,319,621        13,468,350
Investment in Amgen-Regeneron Partners                                              1,260,158         1,273,538
Property, plant and equipment, at cost, net of accumulated depreciation
    and amortization  of $17,954,424 in 1996 and $14,402,833 in 1995               33,686,093        27,870,720
Other assets                                                                          926,596         1,996,284
                                                                                --------------    --------------
       Total assets                                                              $130,599,841       $93,811,345
                                                                                ==============    ==============

                      LIABILITIES and STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable and accrued expenses                                          $4,230,306        $6,289,832
    Note payable, current portion                                                      79,062            83,444
    Capital lease obligations, current portion                                      3,687,186         3,408,090
    Deferred revenue, current portion                                                 920,831         3,166,665
                                                                                --------------    --------------
       Total current liabilities                                                    8,917,385        12,948,031

Capital lease obligations                                                           3,351,957         4,152,100
Note payable                                                                        1,767,722         1,825,766
Other liabilities                                                                     163,748           103,374

Deferred revenue                                                                   12,174,499         6,925,625

Commitments and contingencies


Stockholders' equity
    Preferred stock, $.01 par value; 30,000,000 shares authorized; issued and outstanding - none

    Class A Stock, convertible, $.001 par value; 40,000,000 shares authorized;
          4,777,757 shares issued (4,760,684 outstanding) in 1996;
          5,403,923 shares issued (5,386,850 outstanding) in 1995                       4,777             5,404
    Common Stock, $.001 par value; 60,000,000 shares authorized;
           20,855,186 shares issued and outstanding in 1996;
           16,465,429 shares issued and outstanding in 1995                            20,855            16,465
    Additional paid-in capital                                                    254,145,791       193,594,141
    Unearned compensation                                                          (1,170,000)       (1,440,000)
    Accumulated deficit                                                          (148,886,178)     (124,605,334)
    Net unrealized gain on marketable securities                                      109,452           285,940
                                                                                --------------    --------------
                                                                                  104,224,697        67,856,616
    Less, Class A Stock held in treasury, at cost: 17,073 shares in 1996 and
    1995                                                                                 (167)             (167)
                                                                                --------------    --------------
       Total stockholders' equity                                                 104,224,530        67,856,449
                                                                                --------------    --------------
       Total liabilities and stockholders' equity                                $130,599,841       $93,811,345
                                                                                ==============    ==============

   The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)


                                                      Three months                    Nine months
                                                   ended September 30,             ended September 30,
                                                   1996          1995             1996             1995
                                             ----------------------------     ----------------------------


Revenues
      Contract research and development        $4,306,232    $4,783,045       $13,085,518      $18,489,394
      Contract manufacturing                      557,927       743,357         1,394,287          743,357
      Investment income                         1,357,528       659,265         3,088,713        2,409,070
                                           ---------------  ------------   --------------- ----------------
                                                6,221,687     6,185,667        17,568,518       21,641,821
                                           ---------------  ------------   --------------- ----------------


Expenses
      Research and development                  7,660,787     5,679,154        21,389,751       17,319,913
      Loss in Amgen-Regeneron Partners          4,109,300     3,693,578        10,288,380        9,103,278
      General and administrative                1,422,479     1,365,963         4,519,978        4,594,079
      Depreciation and amortization             1,497,494     1,463,267         4,513,749        4,441,375
      Interest                                    214,181       218,896           692,239          969,667
      Other                                       206,159       910,687           445,265          910,687
                                           ---------------  ------------   --------------- ----------------
                                               15,110,400    13,331,545        41,849,362       37,338,999
                                           ---------------  ------------   --------------- ----------------

Net loss                                      ($8,888,713)  ($7,145,878)     ($24,280,844)    ($15,697,178)
                                           ---------------  ------------   --------------- ----------------

Net loss per share                                ($0.35)        ($0.37)           ($1.01)          ($0.81)
                                           ===============  ============   =============== ================



Weighted average number of Common
   and Class A shares outstanding              25,605,159    19,520,245        24,066,180       19,444,247
                                           ===============  ============   =============== ================

        The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
Increase (Decrease) in Cash and Cash Equivalents


                                                                                Nine months ended September 30,
                                                                                 1996                   1995
                                                                                 ----                   ----

Cash flows from operating activities
        Net loss                                                                ($24,280,844)   ($15,697,178)
        Adjustments to reconcile net loss to net cash
          used in operating activities
            Loss in Amgen-Regeneron Partners                                      10,288,380       9,103,278
            Depreciation and amortization                                          4,513,749       4,441,375
            Amortization of lease incentive                                                          (50,300)
            Stock issued in consideration for services rendered                      270,000         270,000
            Changes in assets and liabilities
                 Increase in amounts due from Amgen-Regeneron Partners            (1,303,670)       (865,894)
                 Increase in amounts due from Sumitomo Pharmaceuticals
                   Co., Ltd.                                                        (603,437)     (1,749,062)
                 Increase in amounts due from Merck & Co., Inc.                   (1,280,082)       (910,024)
                 Increase in investment in Amgen-Regeneron Partners              (10,275,000)     (5,471,000)
                 Increase in prepaid expenses and other assets                      (380,617)       (201,267)
                 Increase (decrease) in deferred revenue                           3,003,040      (8,083,337)
                 Decrease in accounts payable, accrued expenses,
                      and other liabilities                                         (158,504)     (1,067,722)
                                                                                -------------   -------------
                             Total adjustments                                     4,073,859      (4,583,953)
                                                                                -------------   -------------
                      Net cash used in operating activities                      (20,206,985)    (20,281,131)
                                                                                -------------   -------------

Cash flows from investing activities
        Purchases of marketable securities                                       (54,530,151)    (21,660,071)
        Sales of marketable securities                                            30,689,585      26,604,388
        Capital expenditures                                                      (8,014,762)       (561,501)
                                                                                -------------   -------------
                      Net cash (used in) provided by investing activities        (31,855,328)      4,382,816
                                                                                -------------   -------------

Cash flows from financing activities
        Net proceeds from the issuance of stock                                   59,367,260         541,927
        Principal payments on note payable                                           (62,426)        (68,007)
        Capital lease payments                                                    (2,525,745)     (2,312,814)
        Purchase of treasury stock                                                                        (5)
                                                                                -------------   -------------
                      Net cash provided by (used in) financing activities         56,779,089      (1,838,899)

                                                                                -------------   -------------

                      Net increase (decrease) in cash and cash equivalents         4,716,776     (17,737,214)
                                                                                -------------   -------------

Cash and cash equivalents at beginning of period                                  32,736,026      23,645,914
                                                                                -------------   -------------

                      Cash and cash equivalents at end of period                 $37,452,802      $5,908,700
                                                                                =============   =============


Supplemental disclosure of cash flow information
        Cash paid for interest                                                      $631,865        $891,687


       The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements


1.       Interim Financial Statements

         In the opinion of management of the Company, the accompanying unaudited interim financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company's financial position as of September 30, 1996 and December 31, 1995 and the results of operations for the three and nine months ended September 30, 1996 and 1995. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year. The condensed interim financial statements should be read in conjunction with the audited financial statements included in the Company's annual report on Form 10-K.

         Certain reclassifications have been made to the financial statements for 1995 in order to conform with the current period's presentation.


2.       Statement of Cash Flows

         Supplemental disclosure of noncash investing and financing activities:

         Capital lease obligations of approximately $2,005,000 and $361,000 were incurred during the first nine months of 1996 and 1995, respectively, when the Company leased new equipment.

         Included in accounts payable and accrued expenses at September 30, 1996 were approximately $432,000 of capital expenditures.

         At December 31, 1995, the Company had accrued $850,000 as its contribution to the settlement of a securities class action lawsuit. During January 1996, the Company issued shares of its Common Stock, valued at $850,000, in settlement of this obligation.


3.       Accounts Payable and Accrued Expenses

         Accounts payable and accrued expenses as of September 30, 1996 and December 31, 1995 consist of the following:
                                                  September 30,  December 31,
                                                      1996           1995
                                                      ----           ----
Accounts payable .............................    $2,371,027       $3,240,050
Accrued payroll and related costs ............       779,904        1,054,626
Accrued clinical trial expense ...............       319,500          350,000
Accrued litigation settlement ................                        850,000
Accrued expenses, other ......................       337,412          299,412

Deferred compensation ........................       422,463          495,744
                                                  ----------       ----------
                                                  $4,230,306       $6,289,832
                                                  ==========       ==========

4.       Marketable Securities

         The following table summarizes the amortized cost basis of marketable securities, the aggregate fair value of marketable securities, and gross unrealized holding gains and losses at September 30, 1996:



                                                Amortized         Fair                  Unrealized Holding
                                               Cost Basis        Value            Gains       (Losses)          Net
                                               ----------        -----            -----       --------          ---

Maturities within one year
   Corporate debt securities                   $ 7,220,473    $ 7,273,750      $  58,192       ($4,915)      $  53,277
   U.S. Government securities                   21,807,885     21,956,691        156,153        (7,347)        148,806
                                                ----------     ----------        -------        -------        -------
                                                29,028,358     29,230,441        214,345       (12,262)        202,083
                                                ----------     ----------        -------       --------        -------
Maturities between one and two years
   Corporate debt securities                     9,317,154      9,304,152         11,719       (24,721)       (13,002)
   U.S. Government securities                   12,095,098     12,015,469          4,037       (83,666)       (79,629)
                                                ----------     ----------        -------       --------       --------
                                                21,412,252     21,319,621         15,756      (108,387)       (92,631)
                                                ----------     ----------        -------      ---------       --------
                                               $50,440,610    $50,550,062       $230,101     ($120,649)       $109,452
                                               ===========    ===========       ========     ==========       ========


         The aggregate net unrealized gain of $109,452 has been included as an increase to stockholders' equity at September 30, 1996.


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


6.       Collaboration Agreement


         On June 27, 1996, the Company and Medtronic, Inc. ("Medtronic") entered into a worldwide exclusive joint development agreement (the "Medtronic Agreement") to collaborate on research and development of a family of therapeutics for central nervous system diseases and disorders using experimental Regeneron compounds and Medtronic delivery systems. The Medtronic Agreement, among other things, provides for the Company and Medtronic to fund development costs and supply amounts of drug and delivery systems, respectively. In addition, Medtronic is required to make payments to Regeneron if certain clinical milestones are achieved and the Company is required to pay royalties to Medtronic based upon net sales of any drug developed under the collaboration. The Medtronic Agreement may be terminated by written agreement of both parties, by either party if certain regulatory approvals have not been obtained within specified time periods, or by either party under certain other conditions.

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

7.       Shareholder Rights Plan

         On September 20, 1996, the Company announced that it adopted a Shareholder Rights Plan in which Rights will be distributed as a dividend at the rate of one Right for each share of Common Shares and Class A Stock (collectively, "Common Stock") held by shareholders of record as of the close of business on October 18, 1996. Each Right initially will entitle the registered holder to buy a unit ("Unit") consisting of one-one thousandth of a share of Series A Junior Participating Preferred Stock ("A Preferred Stock") at a purchase price of $120 per Unit (the "Purchase Price"). Initially the Rights will be attached to all Common Stock certificates representing shares then outstanding, and no separate Rights certificate will be distributed. The Rights will separate from the Common Stock and a "distribution date" will occur upon the earlier of (i) ten days after a public announcement that a person or group of affiliated or associated persons, excluding certain defined persons, (an "Acquiring Person") has acquired, or has obtained the right to acquire, beneficial ownership of 20% or more of the outstanding shares of Common Stock or (ii) ten business days following the commencement of a tender offer or exchange offer that would result in a person or group beneficially owning 20% or more of such outstanding shares of Common Stock.

         The Rights are not exercisable unless a distribution date occurs and will expire at the close of business on October 18, 2006 unless earlier redeemed by the Company, subject to certain defined restrictions, for $.01 per Right. In the event that an Acquiring Person becomes the beneficial owner of

20% or more of the then outstanding shares of Common Stock (unless such acquisition is made pursuant to a tender or exchange offer for all outstanding shares of the Company, at a price determined by a majority of the independent directors of the Company who are not representatives, nominees, affiliates, associates of an Acquiring Person to be fair and otherwise in the best interest of the Company and its shareholders after receiving advice from one or more investment banking firms), each Right will entitle the holder to purchase, at the Right's then current exercise price, Common Shares (or, in certain circumstances, cash, property or other securities of the Company), having a value twice the Right's Exercise Price. The Exercise Price is the Purchase Price times the number of shares of Common Shares associated with each Right (initially, one). Upon the occurrence of any such events, the Rights held by an Acquiring Person become null and void. In certain circumstances, a Right entitles the holder to receive, upon exercise, shares of common stock of an acquiring company having a value equal to two times the Exercise Price.

         As a result of the Shareholder Rights Plan, the Company's Board of Directors designated 100,000 shares of preferred stock as A Preferred Stock. The A Preferred Stock has certain preferences, as defined.


8.       Capital Leases

         In June 1996, the Company executed a new leasing agreement (the "New Lease Line") which provides up to $3.0 million to finance equipment acquisitions and certain building improvements, as defined, (collectively, the "Equipment"). The Company may utilize the New Lease Line in increments ("leases"). Lease terms are for four years after the takedown, after which the Company is required to purchase the Equipment at specified amounts, or the leases will be renewed for eight months at specified monthly payments after which the Company will own the Equipment. At September 30, 1996, the Company had available approximately $1.0 million of the New Lease Line.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


General

         Overview. The discussion below contains forward-looking statements that involve risks and uncertainties relating to the future financial performance of Regeneron Pharmaceuticals, Inc. ("Regeneron" or the "Company") and actual events or results may differ materially. These statements concern, among other things, the possible therapeutic applications of the Company's product candidates and research programs, the timing and nature of the Company's clinical and research programs now underway or planned, a variety of items described herein and in the footnotes to the Company's financial statements (including the useful life of assets, the anticipated length of agreements, and other matters), and the future uses of capital and financial needs of the Company. These statements are made by the Company based on management's current beliefs and judgment. In evaluating such statements, stockholders and investors should specifically consider the various factors identified under the caption "Factors That May Affect Future Operating Results" which could cause actual results to differ materially from those indicated by such forward-looking statements.

         During the third quarter of 1996, Amgen Inc. ("Amgen"), on behalf of Amgen-Regeneron Partners, completed the treatment period of a Phase III clinical trial designed to determine the safety and efficacy of brain-derived neurotrophic factor ("BDNF") in the treatment of amyotrophic lateral sclerosis ("ALS", commonly known as Lou Gehrig's disease). In addition, Amgen, on behalf of Amgen-Regeneron Partners, continued to conduct a Phase I/II clinical trial of neurotrophin-3 ("NT-3") for the treatment of peripheral neuropathies caused by diabetes. Amgen also continued to conduct a trial of BDNF in Europe for the treatment of neuropathies caused by diabetes. The Company continued to develop and manufacture BDNF for use by Sumitomo Pharmaceuticals Co., Ltd. ("Sumitomo Pharmaceuticals") in Japan and continued the development of a series of preclinical research programs in the areas of inflammatory and muscle disease, angiogenesis, hematopoiesis, and cancer.

         The BDNF Phase III clinical trial for ALS was completed in September 1996, but the results are uncertain and will not be known until the data is reviewed and analyzed. The Company believes that such results are likely to be known during the first quarter of 1997. If the study demonstrates a statistically significant and clinically effective and safe treatment regimen, it could have a materially beneficial effect on the Company. However, if the trial is not conclusively successful, it could have a materially adverse effect on the Company, the price of the Company's Common Stock, and the Company's ability to raise additional capital. The results of the Company's and its collaborators' past activities in connection with the research and development of BDNF and NT-3 do not necessarily predict the results or success of future activities including, but not limited to, any additional preclinical or clinical studies of BDNF or NT-3. The Company cannot predict whether, when, or under what conditions BDNF or NT-3 will be shown to be safe or effective to treat any human condition or be approved for marketing by any regulatory agency. The delay or failure of current or future studies to demonstrate the safety or efficacy of BDNF or NT-3 to treat human conditions or to be approved for marketing would have a material adverse impact on the Company.

         The potential success of the BDNF clinical trial is also dependent upon, among other things, certain factors that could undermine the significance of the data collected from such patients. Patients who were taking RilutekTM, an orally administered drug manufactured by Rhone-Poulenc Rorer approved for the treatment of ALS, were not, on that basis, ineligible to participate in the BDNF clinical trial, and Amgen and the Company know that some patients who were taking RilutekTM were enrolled in the BDNF trial. The clinical effects of taking both drugs are completely unknown and therefore unanticipated effects could complicate the trial or render the data collected difficult to analyze or interpret. Amgen, on behalf of Amgen-Regeneron Partners, designed the BDNF clinical trial to take into account the inclusion of patients who may have been taking RilutekTM. However, if the Phase III clinical study is compromised through the inclusion of patients who were taking RilutekTM or other medications, with or without the consent or knowledge of the trial sponsor, the results of the study may be undermined and additional clinical studies may be required, causing a delay in, and increasing the costs of, the development of BDNF, which would have a material adverse effect on the Company.

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

         To date, Regeneron has not received any revenues from the commercial sale of products and, depending on the success of the BDNF ALS trial, may not receive any such revenues for several years. Before such revenues can be realized, the Company (or its collaborators) must overcome a number of hurdles which include successfully completing its research and development efforts and obtaining regulatory approval from the United States Food and Drug Administration ("FDA") or regulatory authorities in other countries. In addition, the biotechnology and pharmaceutical industries are rapidly evolving and highly competitive, and new developments may render the Company's products and technologies noncompetitive and obsolete.

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

         In September 1996, the Company announced that the Board of Directors adopted a Shareholder Rights Plan in which Rights will be distributed as a dividend at the rate of one Right for each share of Common Shares and Class A Stock (collectively, "Common Stock") held by shareholders of record as of the close of business on October 18, 1996. Each Right initially will entitle the registered holder to buy a unit ("Unit") consisting of one-one thousandth of a share of Series A Junior Participating Preferred Stock ("A Preferred Stock") at a purchase price of $120 per Unit (the "Purchase Price"). Initially the Rights will be attached to all Common Stock certificates representing shares then outstanding, and no separate Rights certificate will be distributed. The Rights will separate from the Common Stock and a "distribution date" will occur upon the earlier of (i) ten days after a public announcement that a person or group of affiliated or associated persons (an "Acquiring Person") has acquired, or has obtained the right to acquire, beneficial ownership of 20% or more of the outstanding shares of Common Stock or (ii) ten business days following the commencement of a tender offer or exchange offer that would result in a person or group beneficially owning 20% or more of such outstanding shares of Common Stock. The definition of Acquiring Person, subject to certain limitations set forth in the Rights Agreement, excludes Amgen Inc. and Leonard S. Schleifer, M.D., Ph.D., founder, President, and Chief Executive Officer of the Company.

         The Rights are not exercisable unless a distribution date occurs and will expire at the close of business on October 18, 2006 unless earlier redeemed by the Company. In the event that an Acquiring Person becomes the beneficial owner of 20% or more of the then outstanding shares of Common Stock (unless such acquisition is made pursuant to a tender or exchange offer for all outstanding shares of the Company, at a price determined by a majority of the independent directors of the Company who are not representatives, nominees, affiliates, associates of an Acquiring Person to be fair and otherwise in the best interest of the Company and its shareholders after receiving advice from one or more investment banking firms), each Right will entitle the holder to purchase, at the Right's then current exercise price, Common Shares (or, in certain circumstances, cash, property or other securities of the Company), having a value twice the Right's Exercise Price. The Exercise Price is the Purchase Price times the number of shares of Common Shares associated with each Right (initially, one). Upon the occurrence of any such events, the Rights held by an Acquiring Person become null and void. In certain circumstances, a Right entitles the holder to receive, upon exercise, shares of common stock of an acquiring company having a value equal to two times the Exercise Price.

         As a result of the Shareholder Rights Plan, the Company's Board of Directors designated 100,000 shares of preferred stock as A Preferred Stock. The A Preferred Stock has certain preferences, as defined.


Results of Operations

         Three months ended September 30, 1996 and 1995. The Company's total revenue for both the third quarter of 1996 and 1995 was $6.2 million. Contract research and development revenue decreased to $4.3 million for the third quarter of 1996 from $4.8 million for the same period in 1995. Contract research and development revenue earned from Sumitomo Pharmaceuticals increased to $2.8 million for the third quarter of 1996 from $2.7 million for the same period in 1995. Of the third quarter 1996 Sumitomo Pharmaceuticals revenue, $0.8 million was for contract research and $2.0 million was reimbursement for developing manufacturing processes for, and supplying, BDNF. Of the third quarter 1995 Sumitomo Pharmaceuticals revenue, $1.0 million was for contract research and $1.7 million was reimbursement for developing manufacturing processes for, and supplying, BDNF. Contract research and development revenue earned from Amgen and Amgen-Regeneron Partners (the "Partnership") decreased to $1.5 million for the third quarter of 1996 from $2.1 million for the same period in 1995. This reflects a decision by the Partnership to focus more spending in 1996 on clinical trials and other precommercial activities conducted by Amgen and less spending on preclinical research conducted by Regeneron. During the third quarter of 1995, the Company entered into a long-term manufacturing agreement (the "Merck Agreement") with Merck & Co., Inc. ("Merck"), and contract manufacturing revenue for the third quarters of 1996 and 1995 related to this agreement totaled $0.6 million and $0.7 million, respectively. Investment income in the third quarter of 1996 increased to $1.4 million from $0.7 million for the same period in 1995, primarily due to increased levels of interest-bearing investments resulting from the sale by the Company of equity securities to Amgen in April 1996 and to Medtronic, Inc. in June 1996.

         The Company's total operating expenses increased to $15.1 million in the third quarter of 1996 from $13.3 million for the same period in 1995. Research and development expense increased to $7.7 million in the third quarter of 1996 from $5.7 million for the same period in 1995 primarily due to costs related to the Company's preclinical research programs, as well as the costs of increased activity in the Company's Rensselaer, New York manufacturing facility related to the Company's agreement with Sumitomo Pharmaceuticals. Loss in Amgen-Regeneron Partners increased to $4.1 million in the third quarter of 1996 from $3.7 million for the same period in 1995, primarily due to increased costs related to clinical trials and precommercial activities conducted by Amgen on behalf of the Partnership.

         General and administrative expense was $1.4 million in both the third quarter of 1996 and 1995. Depreciation expense was $1.5 million in both the third quarter of 1996 and 1995. Other expenses of $0.2 million in the third quarter of 1996 are direct expenses related to contract manufacturing for Merck. Other expenses of $0.9 million in the third quarter of 1995 related primarily to the recognition of the Company's contribution to the settlement of shareholder class action litigation.

         The Company's net loss for the third quarter of 1996 was $8.9 million, or $0.35 per share, compared to a net loss of $7.1 million, or $0.37 per share, for the same period in 1995.

         Nine months ended September 30, 1996 and 1995. The Company's total revenue for the nine months ended September 30, 1996 was $17.6 million, compared to $21.6 million for the same period in 1995. Contract research and development revenue decreased to $13.1 million for the nine months ended

September 30, 1996 from $18.5 million for the same period in 1995. Contract research and development revenue earned from Sumitomo Pharmaceuticals decreased to $8.7 million in the nine months ended September 30, 1996 from $12.7 million for the same period in 1995. Of the nine months ended September 30, 1996 Sumitomo Pharmaceuticals revenue, $2.2 million was for contract research and $6.5 million was reimbursement for developing manufacturing processes for, and supplying, BDNF. Of the nine months 1995 Sumitomo Pharmaceuticals revenue, $7.4 million was for contract research (including $5.4 million related to a non-recurring contract research payment) and $5.3 million was reimbursement for developing manufacturing processes for, and supplying, BDNF. Contract research and development revenue earned from Amgen and Amgen-Regeneron

Partners decreased to $4.4 million for the nine months ended September 30, 1996 from $5.8 million for the same period in 1995. This reflects a decision by the Partnership to focus more spending in 1996 on clinical trials and other precommercial activities conducted by Amgen and less spending on preclinical research conducted by Regeneron. During the third quarter of 1995, the Company entered into the Merck Agreement. Contract manufacturing revenue for the nine months ended September 30, 1996 and September 30, 1995 related to this agreement aggregated $1.4 million and $0.7 million, respectively. Investment income for the nine months ended September 30, 1996 increased to $3.1 million from $2.4 million for the same period in 1995, primarily due to increased levels of interest-bearing investments resulting from the sale by the Company of equity securities in a public offering in November 1995 and in private placements to Amgen and Medtronic, Inc. in April and June 1996, respectively.

         The Company's total operating expenses increased to $41.8 million in the nine months ended September 30, 1996 from $37.3 million for the same period in 1995. Research and development expense increased to $21.4 million in the nine months ended September 30, 1996 from $17.3 million for the same period in 1995 primarily due to costs related to the Company's preclinical research programs, as well as the costs of increased activity in the Company's Rensselaer, New York manufacturing facility related to the Company's agreement with Sumitomo Pharmaceuticals. Loss in Amgen-Regeneron Partners increased to $10.3 million in the nine months ended September 30, 1996 from $9.1 million for the same period in 1995, primarily due to increased costs related to clinical trials and other precommercial activities conducted by Amgen on behalf of the Partnership.

         General and administrative expense decreased to $4.5 million for the nine months ended September 30, 1996 from $4.6 million for the same period in 1995. Interest expense decreased to $0.7 million in the nine months ended September 30, 1996 from $1.0 million for the same period in 1995, resulting from the expiration of capital leases during 1995 and the first nine months of 1996. Other expenses of $0.4 million in the nine months ended September 30, 1996 were direct expenses related to contract manufacturing for Merck. Other expenses of $0.9 million in the nine months ended September 30, 1995 related primarily to the recognition of the Company's contribution to the settlement of shareholder class action litigation.


         The Company's net loss for the nine months ended September 30, 1996 was $24.3 million, or $1.01 per share, compared to a net loss of $15.7 million, or $0.81 per share, for the same period in 1995.


Liquidity and Capital Resources

         Since its inception in 1988, the Company has financed its operations primarily through private placements and public offerings of its equity securities, revenue earned under the agreements between the Company and Amgen, Sumitomo Chemical Company, Ltd., Sumitomo Pharmaceuticals, and Merck, and investment income. In connection with the Company's agreement to collaborate with Sumitomo Pharmaceuticals in the research and development of BDNF in Japan, Sumitomo Pharmaceuticals has paid the Company $19.0 million and has agreed to pay the Company an additional $3.0 million annually in 1997 and 1998. Sumitomo Pharmaceuticals has the option to cancel any remaining annual payments; however, if such a cancellation were to occur, the rights to develop and commercialize BDNF in Japan would revert to the Company. In addition, the Company is being reimbursed in connection with supplying Sumitomo Pharmaceuticals with BDNF for preclinical use.

         Under the Amgen Agreement, Amgen was required to make defined payments through June 1995 to the Company for research and development efforts in the United States in connection with BDNF and NT-3. As provided in the Amgen Agreement, after Amgen determined that Investigational New Drug applications ("IND") should be filed for BDNF and NT-3, Amgen and Regeneron created Amgen-Regeneron Partners to conduct the development and commercialization of these product candidates. The Partnership began operations in June 1993 with respect to BDNF and in January 1994 with respect to NT-3. Amgen's required payments for BDNF and NT-3 were made directly to Regeneron prior to the determination by Amgen that the preparation of an IND for each compound should commence and thereafter to the Partnership. The Company's further activities relating to BDNF and NT-3, as agreed upon by Amgen and Regeneron, are being reimbursed by the Partnership, and the Company recognizes such reimbursement as revenue. The funding of the Partnership is through capital contributions from Amgen and Regeneron, who must make equal payments in order to maintain equal ownership and equal sharing of any profits or losses from the Partnership. The Company has made capital contributions totaling $38.7 million to Amgen-Regeneron Partners from the Partnership's inception in June 1993 through September 30, 1996. The Company expects that its capital contributions in 1996 will total approximately $15.5 million. These contributions could increase in the future, depending upon the results of the BDNF ALS clinical trial and the other BDNF and NT-3 studies, among other things. Capital contributions beyond 1996 are anticipated to be significant.

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

         From its inception in January 1988 through September 30, 1996 the Company has invested $51.6 million in property, plant and equipment, including $16.8 million to acquire and renovate its Rensselaer facility and $11.2 million of new construction that is in progress related to the modification of the facility in connection with the Merck Agreement. In connection with the purchase and renovation of the Rensselaer, New York manufacturing facility, the Company obtained financing of $2.0 million from the New York State Urban Development Corporation, of which $1.8 million was outstanding at September 30, 1996. Under the terms of such financing, the Company is not permitted to declare or pay dividends to its stockholders.

         In June 1996, the Company executed a new leasing agreement (the "New Lease Line") which provides up to $3.0 million to finance equipment acquisitions and certain building improvements, as defined, (collectively, the "Equipment"). The Company may utilize the New Lease Line in increments ("leases"). Lease terms are for four years after the takedown, after which the Company is required to purchase the Equipment at specified amounts, or the leases will be renewed for eight months at specified monthly payments after which the Company will own the Equipment. At September 30, 1996, the Company had available approximately $1.0 million of the New Lease Line.

         The Company expects that expenses related to the filing, prosecution, defense and enforcement of patent and other intellectual property claims will continue to be substantial as a result of patent filings and prosecutions in the United States and foreign countries. While the Company has applied for or received a number of patents to protect its intellectual properties, there can be no assurance that the patents will be enforceable or will provide protection against competing technology. The Company is currently involved in two interference proceedings in the Patent and Trademark Office between Regeneron's patent applications and patents relating to ciliary neurotrophic factor ("CNTF") issued to Synergen, Inc. Amgen acquired all outstanding shares of Synergen in 1994.

         As of September 30, 1996, the Company had no established banking arrangements through which it could obtain short-term financing or a line of credit. Additional funds may be raised through, among other things, the issuance of additional securities, other financing arrangements, and future collaboration agreements. No assurance can be given that additional financing will be available or, if available, that it will be available on acceptable terms.

         At September 30, 1996, the Company had $88.0 million in cash, cash equivalents, and marketable securities. The Company expects to incur substantial funding requirements for capital contributions to Amgen-Regeneron Partners to support the continued development and clinical trials of BDNF and

NT-3. If the Partnership's Phase III study of BDNF is successful, the Company anticipates that expenses related to the launch and initial marketing of BDNF will be substantial. The Company also expects to incur substantial funding requirements for, among other things, its research and development activities (including preclinical and clinical testing), validation of its manufacturing facilities, and the acquisition of equipment, and may incur substantial funding requirements for expenses related to the patent interference proceedings and other patent matters. The amount needed to fund operations will also depend on other factors, including the status of competitive products, the success of the Company's research and development programs, the status of patents and other intellectual property rights developments, and the extent and success of any collaborative research programs. The Company expects to incur additional capital expenditures in connection with the renovation and validation of its Rensselaer facility pursuant to its manufacturing agreement with Merck. However, the Company also expects that such expenditures will be substantially reimbursed by Merck, subject to certain conditions. The Company believes that its existing capital resources will enable it to meet operating needs for the next several years. No assurance can be given that there will be no change in projected revenues or expenses that would lead to the Company's capital being consumed at a faster rate than currently expected.


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

o Lack of experience with the ALS or peripheral neuropathy patient population and customer base in the United States could lead to a variety of materially adverse developments; other factors that could materially affect the Company's future potential commerical sales or success of BDNF and NT-3 include the timing, approval, market launch, and potential commercialization of competing products, including riluzole (an approved orally active product for ALS marketed by Rhone Poulenc Rorer) and insulin-like growth factor (a product being developed by Chiron Corporation and Cephalon Corp., which the Company believes will be the subject of a license application to the FDA); pricing, promotional, and marketing decisions (and the implementation of such decisions) by the Company and its partner, Amgen; and reimbursement policies of health care providers and insurers.

o The ability to obtain, maintain, and prosecute intellectual property rights, and the cost of acquiring in-process technology and other intellectual property rights, either by license, collaboration, or purchase of another entity.

o Amount and rate of growth in Regeneron's selling, general, and administrative expenses, and the impact of unusual or infrequent charges resulting from Regeneron's ongoing evaluation of its business strategies and organizational structure.

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

PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                   3(i) Certificate of Amendment of the Restated Certificate of
                        Incorporation of Regeneron Pharmaceuticals, Inc., as at October 18, 1996.

         (*)       4    Rights Agreement, dated as of September 20, 1996,
                        between Regeneron Pharmaceuticals, Inc. and ChaseMellon
                        Shareholder Services L.L.C., as Rights Agent, including the form of Rights Certificate as Exhibit B thereto.

                  11 Statement of computation of loss per share for the three months and nine months ended September 30, 1996 and 1995.

                  17 Letter of Resignation of James W. Fordyce, Director, dated as of October 1, 1996.

                  27    Financial Data Schedule


         (b)      Reports

                  No reports on Form 8-K were filed by the registrant during the quarter ended September 30, 1996.





         (*) Incorporated by reference from the Form 8-A for Regeneron Pharmaceuticals, Inc. filed October 15, 1996.

                                   SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        Regeneron Pharmaceuticals, Inc.




Date:    November 5, 1996               By: /s/ Murray A. Goldberg
                                            ---------------------------
                                            Murray A. Goldberg
                                            Vice President, Finance &
                                            Administration, Chief Financial
                                            Officer, and Treasurer