Form 10-K
period 1996-12-31
REGENERON PHARMACEUTICALS INC
filed 1997-03-26
CIK 872589

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
         (Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended      December 31, 1996
                                        -----------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from__________________ to___________________


                         Commission File Number         0-19034

                         REGENERON PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)

             New York                                13-3444607
             --------                                ----------
(State or other jurisdiction of         (I.R.S. Employer Identification No)
incorporation or organization)

777 Old Saw Mill River Road, Tarrytown, New York                  10591-6707
------------------------------------------------                  ----------
(Address of principal executive offices)                          (Zip code)

                                 (914) 347-7000
                                 --------------
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                                      None
                       -----------------------------------
                                (Title of Class)

                 Securities registered pursuant to Section 12(g)
                                  of the Act:

                    Common Stock - par value $.001 per share
                    ----------------------------------------
                                (Title of Class)

            Preferred Share Purchase Rights expiring October 18, 2006
            ---------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                      ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                    ---

At March 11, 1997, the aggregate market value of voting stock held by non-affiliates of the Registrant totaled approximately $194,810,771, based on the last sale price as reported by The Nasdaq Stock Market.

Indicate the number of shares outstanding of each of Registrant's classes of common stock as of March 11, 1997:

  Class of Common Stock                                  Number of Shares
  ------------------------------                         ----------------
  Class A Stock, $.001 par value                             4,355,994
  Common Stock, $.001 par value                             21,342,449


                      DOCUMENTS INCORPORATED BY REFERENCE:
     The Registrant's definitive proxy statement to be filed in connection with solicitation of proxies for its Annual Meeting of Shareholders to be held on June 27, 1997 is incorporated by reference into Part III of this Form 10-K.
Exhibit index is located on pages 32 to 34 of this filing.

                                    PART I

Item 1.  Business

General

     Regeneron Pharmaceuticals, Inc. ("Regeneron" or the "Company") is a leader in the application of molecular and cell biology to discover novel potential therapeutics for human medical conditions and is seeking to develop and commercialize these discoveries. The Company is applying its technological expertise in protein growth factors, their receptors, and their mechanisms of action to the discovery and development of drugs. The Company is pursuing research programs in the following areas: (i) neurotrophic factors, including brain-derived neurotrophic factor ("BDNF"), neurotrophin-3 ("NT-3"), and AXOKINE(TM), for the treatment of neurological and retinal diseases and conditions, (ii) the Angiopoietins, a new family of ligands (and their receptors, called the TIE family of receptors) that appears to regulate blood vessel formation, or angiogenesis, and may have a role in the production and proliferation of blood cells (a process called hemopoiesis), (iii) muscle atrophy, based on a receptor of the tyrosine kinase type that is specifically expressed in skeletal muscle (called MuSK) and a protein ligand (agrin) for this receptor, (iv) Noggin, a naturally occurring protein, for potential use in treating abnormal bone formation and related diseases and conditions, and (v) protein antagonists for cytokines such as interleukin-6 ("IL-6") as potential treatment for inflammatory diseases, allergic disorders, and cancer.

     During 1996, Amgen Inc. ("Amgen"), on behalf of Amgen-Regeneron Partners (a general partnership equally owned by Regeneron and Amgen), completed the treatment phase of a Phase III clinical trial designed to determine the safety and efficacy of BDNF delivered subcutaneously for the treatment of amyotrophic lateral sclerosis ("ALS," commonly known as Lou Gehrig's disease). BDNF failed to achieve its primary end points in that trial. See "Recent Development," below. In addition, in 1996, Amgen, on behalf of Amgen-Regeneron Partners, continued to conduct a Phase I/II clinical trial of NT-3 for the treatment of peripheral neuropathy caused by diabetes. Amgen also continued to conduct a Phase I/II clinical trial of BDNF in Europe for the treatment of neuropathy caused by diabetes and a Phase I/II trial for the treatment of Guillain-Barre syndrome, and started a Phase I clinical trial in the United States and Europe of BDNF delivered intrathecally for the treatment of ALS. The Company continued in 1996 to develop and manufacture BDNF for use by Sumitomo Pharmaceuticals Company, Ltd. ("Sumitomo Pharmaceuticals") in Japan and continued preclinical research programs in the areas of angiogenesis, hematopoiesis, inflammatory and muscle disease, abnormal bone formation and related disorders, and cancer (among other programs). The Company is also engaged in a variety of research and preclinical development activities relating to other neurotrophic and growth factors, second generation neurotrophic factors (including chimeras), and other novel potential therapeutics.

     In April 1996, Amgen purchased from the Company three million shares of Common Stock for $48.0 million. The purchase price also included five-year warrants to purchase an additional 700,000 shares of Common Stock at an exercise price of $16.00 per share.

     In June 1996, the Company entered into a worldwide exclusive joint development agreement with Medtronic, Inc. ("Medtronic") to collaborate on research and development of a family of therapeutics for central nervous system diseases and disorders using experimental Regeneron compounds and Medtronic delivery systems. The initial target of the Medtronic collaboration will be the development of Regeneron's second generation neurotrophic factor, AXOKINE(TM) for the potential treatment of Huntington's disease, using Medtronic's implantable pump or other delivery system to infuse or otherwise directly deliver AXOKINE into the brain. In addition, Medtronic purchased from the Company 460,500 shares of Common Stock for $10.0 million. The purchase price included five-year warrants to purchase an additional 107,400 shares of Common Stock at an exercise price of $21.72 per share.


     In August 1996, the Company entered into a collaboration agreement with Pharmacopeia, Inc. ("Pharmacopeia"), a leader in the use of combinatorial chemistry to discover potential small molecule, orally active pharmaceutical product candidates, pursuant to which Regeneron and Pharmacopeia will conduct research and development in a broad field of potential compounds and uses (the "Pharmacopeia Agreement"). The Company also continued its research collaboration with Glaxo-Wellcome plc ("Glaxo"), to pursue the discovery and development of small molecule compounds that could potentially act as mimics, agonists, or antagonists of neurotrophins (the "Glaxo Agreement").

     In December 1996, the Company entered into a collaboration agreement with Procter & Gamble Pharmaceuticals, Inc. ("Procter & Gamble") seeking to discover and develop protein and small molecule compounds useful to treat skeletal muscle disease and injury (the "Procter & Gamble Agreement"). Procter & Gamble agreed to purchase $10.0 million of Regeneron Common Stock. Procter & Gamble paid the $10.0 million to Regeneron in December 1996. In March 1997, the price per share was set at $12.50 based on a 27 percent premium over an average market price and Regeneron issued 800,000 shares of restricted Common Stock to Procter & Gamble. In addition, Procter & Gamble will make a minimum of three and up to five $3.75 million annual payments to Regeneron to support collaborative muscle research.

     The Company has not received revenue from the sale of any commercial product and has incurred losses in each year since inception of operations in 1988. As of December 31, 1996, the Company had an accumulated deficit of $157.0 million. To date, the Company has received revenues as compensation for research and development efforts performed by Regeneron from its licensees and collaborators, for contract manufacturing from Merck & Co., Inc. ("Merck"), and investment income. There can be no assurance that such revenue will continue or to what extent, if any, the Company's expenses incurred in connection with its work on BDNF or NT-3 or other programs will be reimbursed by its licensees or collaborators. In the absence of revenues from commercial product sales or other sources (the amount, timing, nature, or source of which can not be predicted), the Company's losses will continue as the Company conducts its research and development activities. The Company's activities may expand over time and may require additional resources, and the Company's operating losses may be substantial over at least the next several years. The Company's losses may fluctuate from quarter to quarter and will depend, among other factors, on the timing of certain expenses and on the progress of the Company's research and development efforts. There can be no assurance that the Company will ever have an approved product or achieve significant revenues or profitable operations. To date, Regeneron has not received any revenues from the commercial sale of products and does not expect to receive any such revenues for at least several years.

     The Company has incurred negative cash flow from operations in each year since its inception. The Company expects that the funding requirements for its activities will remain substantial and could increase significantly if, among other things, its development or clinical trial programs are successful or its research is expanded. In addition, the Company is required to provide capital from time to time to fund and remain equal partners with Amgen in Amgen-Regeneron Partners. The Company's aggregate capital contribution to Amgen-Regeneron Partners from the partnership's inception in June 1993 through December 31, 1996 was $42.6 million. The Company expects that its capital contributions in 1997 will total approximately $3.0 million to $5.0 million. These contributions could increase or decrease, depending upon (among other things) the results of preclinical and clinical studies of BDNF and NT-3. Capital contributions beyond 1997 are also anticipated to be significant. In addition, the amount needed to fund the Company's operations will also depend on other factors, including the potential future need to expand the Company's professional and support staff and facilities to support new areas of research and development, competitive products, the success of the Company's research and development programs, the status of patent and other intellectual property right developments, and the extent and success of any collaborative research arrangements. The Company believes that its existing capital resources will enable it to meet operating needs into 1999. No assurance can be given that there will be no change in projected revenues or expenses that would lead to the Company's capital being consumed significantly before such time.

     Most drug research and development programs fail. A small minority of all research and development programs ultimately result in commercially successful drugs; it is not possible to predict whether any program will succeed until it actually produces a drug that is commercially marketed for a significant period of time. The Company is attempting to develop drugs for human therapeutic use and no assurance can be made that any of the Company's research and development activities will be successful or that any of the Company's current or future potential product candidates will be commercialized.

Recent Development

     In January 1997, Amgen and Regeneron announced that the Phase III clinical trial of BDNF delivered subcutaneously did not demonstrate clinical efficacy in patients with ALS, that no further subsequent subcutaneous development of BDNF for ALS was planned, and that the trial confirmed the safety and tolerability of BDNF seen in earlier trials. The failure of the Phase III trial to achieve its primary end points had a materially adverse effect on the price of the Company's Common Stock (which declined more than 50% immediately after the announcement of the results of the trial). After the Phase III clinical trial results were announced, the Company retained independent experts in the fields of neurology and gastroenterology, as well as independent statisticians, to conduct further examination of the data. This review by the Company and the outside panels indicated 1) that a subset of ALS patients in the trial may have received a benefit from BDNF treatment and 2) that BDNF appeared to have an effect on the gastrointestinal system and might have a therapeutic role in treating constipating conditions, among other disorders. The panels recommended, among other things, that additional clinical and preclinical investigations of subcutaneous BDNF for ALS and BDNF for gastrointestinal conditions should be undertaken. The Company is reviewing these recommendations and the Phase III data and is discussing with Amgen and Sumitomo Pharmaceuticals whether to undertake these or other investigations of BDNF. Further development of BDNF in the United States must be undertaken in accordance with the terms of the Company's collaboration agreement with Amgen. Although Sumitomo Pharmaceuticals had planned a Phase I safety assessment of BDNF early in 1997, they are currently reviewing their BDNF development plan in light of the recently available information.

The Company's Programs

     Neurotrophic Factors

     General. Neurodegenerative diseases are presently incurable conditions in which there is a progressive loss of neurons that are crucial for functions such as learning and memory, sensation (e.g., vision), control of movement, muscle strength, and coordination. Neurodegenerative disorders are generally of unknown cause. Symptoms often consist of progressive loss of memory, muscle control, or sensation. Most of these diseases cause progressive functional diseases and may cause permanent discomfort or disability. Regeneron's therapeutic strategy is to use specific, naturally occurring proteins found in the human body -- neurotrophic factors -- to prevent degeneration or to promote regeneration of specific populations of neurons.

     Part of Regeneron's research and development programs are directed first at identifying neurotrophic proteins that have the capacity to arrest nerve degeneration or restore nerve function. These proteins are then synthesized principally by means of recombinant DNA technology. Preclinical studies of certain of Regeneron's product candidates, including BDNF, NT-3, and AXOKINE, suggest that these substances or their derivatives have potential therapeutic value for a variety of neurological diseases and nerve injury or trauma. Finally, the Company and Glaxo are conducting research to attempt to find small molecules that might act to promote or affect neurotrophin activity that could have a pharmaceutical role and that might be able to cross the blood-brain barrier.

     BDNF. Brain-derived neurotrophic factor is a naturally occurring human protein. Several biological properties of BDNF have been discovered. These include the capacity of very small amounts of this protein to promote the survival and differentiation of certain sensory neurons, motor neurons, nerve cells of the retina, and several clinically important neurons in the brain.

     Preclinical studies suggest the potential clinical application of BDNF to a variety of conditions in addition to ALS where motor neuron dysfunction is present. These conditions could include motor neuron dysfunction that occurs in Guillain-Barre syndrome, childhood spinal muscle atrophies, post-polio syndrome, diabetic neuropathy, nerve trauma, and hereditary neuropathies. Amgen-Regeneron Partners is continuing to conduct preclinical studies designed to support the potential application of BDNF to certain of these conditions.


     During 1995 and 1996, Amgen conducted, on behalf of Amgen-Regeneron Partners, a Phase III BDNF clinical trial to treat ALS. This study involved 1,135 patients, with each patient scheduled to receive subcutaneous treatment for nine months. ALS is a disease that attacks motor neurons, those nerve cells that cause muscles to contract. Degeneration of these neurons causes muscle weakness, leading to death due to respiratory insufficiency. ALS afflicts adults primarily between the ages of 40 and 70 years old; average survival is three to five years following diagnosis. It is estimated that approximately 25,000 people in the United States have ALS. In January 1997, the Company and Amgen announced that the Phase III study failed to demonstrate clinical efficacy. The data generated during the Phase III study are being analyzed by Regeneron which is in discussions with Amgen and Sumitomo regarding what, if any, additional clinical trials should be conducted with BDNF delivered subcutaneously for ALS or other diseases or conditions (see "Recent Development"). Amgen and Amgen-Regeneron Partners are conducting several early stage BDNF clinical trials for ALS (delivered intrathecally), and peripheral neuropathy.

     The Company and Amgen are conducting a Phase I trial of BDNF for ALS using intrathecal delivery. While intrathecal delivery may be more successful in delivering BDNF to certain motor neurons, it is not known whether intrathecal delivery will prove any more successful in demonstrating safety and utility in patients with ALS than the subcutaneous delivery used in the Phase III clinical trial that failed to achieve its primary end points. In addition, the potential success of any current or future BDNF clinical trial for the treatment of ALS will be dependent upon, among other things, certain factors that could undermine the significance of the data collected from such patients. Patients who take Rilutek, an orally administered drug marketed by Rhone-Poulenc Rorer for the treatment of ALS, might enroll in a BDNF trial. Other medications for the treatment of ALS are available on an experimental basis and may be approved for marketing in the future. The clinical effects of taking BDNF in combination with other drugs is unknown and therefore unanticipated effects could complicate a BDNF clinical trial or render the data collected difficult to analyze or interpret. The design of any BDNF clinical trial will attempt to take into account the inclusion of patients who may be taking other medications, including Rilutek. However, if a clinical study is compromised through the inclusion of patients who were taking Rilutek or other medications, with or without the consent or knowledge of the trial sponsor, the results of the study may be undermined and additional clinical studies may be required, causing a delay in, and increasing the costs of, the development of BDNF, which would have a material adverse effect on the Company. If additional studies of BDNF for ALS are undertaken, the time and expense required for such trials could be material to the Company and the outcome will be uncertain. If subsequent trials are conducted and such trials fail to demonstrate that BDNF is safe and effective in the treatment of ALS, that failure could have a materially adverse effect on the Company, the price of the Company's Common Stock, and the Company's ability to raise additional capital.

     NT-3. Neurotrophin-3 was the third member of the neurotrophin family identified. Preclinical data suggest that NT-3 may be developed as a potential therapeutic agent in the treatment of peripheral neuropathies, trauma to peripheral nerves and spinal cord, and potentially other neurological disorders. The therapeutic utility of certain drugs (in particular certain anticancer agents such as cisplatin, taxol, and vincristine) is limited by the induction of peripheral neuropathy. In animal models, NT-3 has been shown to reverse the neuron damage caused by the cancer chemotherapeutic agent cisplatin.

     In the first clinical study measuring the safety and toxicity of NT-3, conducted by Amgen on behalf of Amgen-Regeneron Partners, NT-3 was administered by daily subcutaneous injection for seven days, over a wide range of doses, to a limited number of normal human volunteers. A further clinical study of NT-3 as a potential treatment for peripheral neuropathies caused by diabetes was started during the first quarter of 1996 and continued into 1997. An additional trial for peripheral neuropathies is planned to start in 1997; the decision whether and when to start that clinical trial will now await Amgen-Regeneron Partners' review of the data from the diabetic neuropathy clinical trial. Amgen and Regeneron are developing NT-3 in the United States under a license from Takeda Chemical Industries, Ltd. ("Takeda").

     AXOKINE(TM). AXOKINE is Regeneron's second-generation neurotrophic factor, discovered based on the Company's work with ciliary neurotrophic factor ("CNTF"). Preclinical data indicate that AXOKINE may be useful as a potential therapeutic agent in the treatment of motor neuron disease, Huntington's and other central nervous system degenerative diseases, and retinal degeneration (including macular degeneration and retinitis pigmentosa). Preclinical data also indicate that AXOKINE could have therapeutic and pharmacokinetic properties superior to CNTF. Regeneron in collaboration with Medtronic is developing AXOKINE for delivery via infusion or injection to the central nervous system. Regeneron is also developing AXOKINE for retinal degeneration and injury as well as other indications.

     Over the last few years, Regeneron has leveraged the proprietary technologies and approaches it initially developed for the discovery and characterization of neurotrophic factors to new growth factor-related areas. As a result, the Company has substantially expanded its drug discovery and drug development strategies, and is no longer primarily focused on neurological diseases. Promising new areas, described below, include programs in angiogenesis and the regulation of blood vessel growth, prevention of muscle atrophy, the regulation of bone growth, and cytokines and the regulation of immune function. Strategies involve both the discovery and development of recombinant protein-based therapeutics and the discovery and development of small molecule drugs.

     Angiogenesis and Hemopoiesis

     A plentiful blood supply is required to nourish every tissue and organ of the body. Diseases such as diabetes and atherosclerosis wreck their havoc, in part, by damaging the blood vessels (arteries, veins, and capillaries). The decreased blood flow that results from such diseases can result in non-healing skin ulcers and gangrene, painful limbs that cannot tolerate exercise, loss of vision, and heart attacks. Building new blood vessels is a process known as angiogenesis. Angiogenesis is required for normal growth and development and may be limiting in tissue repair or ischemic states. Thus, new blood vessels are required for tissue repair, and enhancement of blood vessel growth may aid in improving circulation to ischemic limbs and heart tissue suffering from atherosclerotic disease, in healing of skin ulcers or other chronic wounds, and in establishing tissue grafts. Angiogenesis is also aberrantly involved in many disease processes. Abnormal blood vessel growth is required for the growth and metastasis of tumors, can lead to blindness when it occurs in and obscures the retina, and seems to accompany an assortment of inflammatory processes. Depending on the clinical situation, positively or negatively regulating blood vessel growth could have important therapeutic benefits.

     Regeneron and others have identified a new family of receptors in the tyrosine kinase class that appear critical for normal blood vessel formation and perhaps abnormal vascularization as well. Through its ligand discovery program, Regeneron has cloned and received patents for a new family of naturally occurring protein ligands, collectively termed the "Angiopoietins," specific to these blood vessel receptors. The Angiopoietins include naturally occurring positive and negative regulators of angiogenesis, as described in significant scientific manuscripts published within the last year. The Angiopoietin program is in the early stage of discovery research, currently focusing on defining potential clinical applications of this family of receptors and their ligands and their applicability to either enhance or block blood vessel growth. Another factor long known to act specifically on blood vessels, vascular endothelial growth factor ("VEGF"), is undergoing extensive characterization for its clinical potential at other companies and at many academic institutions and may be competitive or synergistic to Regeneron's ligands.

     The receptors for the Angiopoietins are also expressed on early hemopoietic stem cells. Thus, these factors may also be important in regulating blood cell formation by the process known as hemopoiesis. Other hemopoietic growth factors have proven useful in generating different types of blood cells in clinical settings -- such as cancer chemotherapy -- when deficits of red blood cells, white blood cells, and platelets can occur. These actions of the Angiopoietins are also being examined.

     Muscle Atrophy and Related Disorders

     Muscle atrophy occurs in many neuromuscular diseases and also when muscle is unused, as often occurs during prolonged hospital stays and during convalescence. Currently, physicians have few options to prescribe for patients with muscle atrophy or other muscle conditions which afflict millions of patients globally. Thus, a factor that might have beneficial effects on skeletal muscle could have significant clinical benefit. The Company has identified a receptor of the tyrosine kinase type termed MuSK that is specifically expressed in skeletal muscle. This receptor is dramatically increased upon muscle injury or disuse. A naturally occurring protein ligand for this receptor, termed agrin, has also been identified at Regeneron. The muscle program is currently focused on conducting in vivo and in vitro experiments with the objective of demonstrating and further understanding the role of the muscle-specific receptor and the activities of its ligand. Recent studies have revealed that this receptor/ligand pair is absolutely required for the normal formation of the connection between nerves and muscle. This work by Regeneron scientists gained attention and formed the basis of the recent collaborative venture between the Company and Procter & Gamble. This collaboration will explore the potential of agrin and MuSK in muscle disease and also attempt to identify new orally active, small-molecule drug candidates in this therapeutic arena by leveraging the molecular expertise of the Company with the complementary expertise in chemical libraries and high-throughput screening of Procter & Gamble.

     Abnormal Bone Growth and Related Disorders

     In collaboration with scientists at the University of California (San Francisco), the Company has discovered human proteins that are natural inhibitors of the proteins that regulate bone formation, known as the bone morphogenic proteins ("BMPs"). The first such natural regulator, termed "Noggin," is the most potent antagonist of BMP function yet described. In addition to their apparent roles in normal bone formation, the BMPs also appear to be involved in disease situations in which they promote abnormal bone growth. One particularly devastating example is provided by the very rare disease known as Fibrodysplasia Ossificans Progressiva ("FOP"), in which patients grow an abnormal "second skeleton" that essentially locks them in place, preventing any movement. As reported in the New England Journal of Medicine, BMPs appear to play a causative role in this disease. Since Noggin is a potent blocker of the BMPs implicated in FOP, it offers hope as a therapeutic agent in this devastating disease. In addition, there are other less devastating but far more common situations in which BMPs may be causing pathological bone growth and in which Noggin or other negative regulators may be therapeutically useful. This includes hip replacement surgery where abnormal bone growth can ruin the surgical outcome.

     In addition, the Company is working to discover and develop antagonists of Noggin, which may in some settings allow for promotion of BMP function, but only where the BMP is normally being blocked by Noggin, to promote bone growth.

     The Company's research concerning regulators of bone growth includes molecular and cellular research to improve or modify the Company's existing regulators, process development efforts to produce experimental quantities of these agents, and early stage in vivo and in vitro studies to further understand and demonstrate the efficacy of the agents. The Company is also attempting to discover more such regulators.

     Cytokine Agonists and Antagonists

     Regeneron's widely-cited research on the CNTF class of neurotrophic factors led to the discovery that CNTF, although it is a neurotrophic factor, belongs to the "superfamily" of factors referred to as cytokines. This superfamily includes factors such as erythropoietin, thrombopoietin, granulocyte-colony stimulating factor, and the interleukins ("ILs"). Research at Regeneron has led to proprietary insights into the receptors and signal transduction mechanisms used by the entire cytokine superfamily and to novel approaches to develop both agonists and antagonists for a variety of cytokines. Regeneron's scientists have created protein-based antagonists for IL-1, IL-4, and IL-6 that are more potent than previously described antagonists, allowing lower levels of these antagonists to be used; moreover, these antagonists are comprised entirely of natural human-derived sequences, and thus would not be expected to induce an immune reaction in humans (although no assurance can be given since none have yet been tested in humans). These cytokine antagonists are termed ligand traps. Because pathological levels of IL-1, IL-4, and IL-6 seem to contribute to a variety of disease states, these ligand traps have the potential to be important therapeutic agents. Antagonists for IL-4 may be therapeutically useful in an assortment of allergy and asthma-related disease situations in which IL-4 is thought to play a contributory role and in a variety of vaccination settings in which blocking IL-4 may help elicit more of the desired type of immune response to the vaccine. Both IL-1 and IL-6 are referred to as pro-inflammatory cytokines and have been implicated in the pathophysiology of a wide variety of human disease conditions ranging from inflammatory disorders, such as rheumatoid arthritis and sepsis, to cachexia (wasting). IL-6, in particular, is also implicated in the pathology and progression of multiple myeloma, certain solid tumors, AIDS, lymphomas (both AIDS-related and non-AIDS-related), osteoporosis, and other conditions.

     The Company's research regarding protein-based cytokine antagonists currently includes molecular and cellular research to improve or modify the Company's ligand trap technology, process development efforts to produce experimental quantities of the ligand traps, and early stage in vivo and in vitro studies to further understand and demonstrate the efficacy of the ligand traps. The Company is also developing similar high-affinity antagonists to other cytokines.

     The Company has also entered into a substantial collaborative effort with Pharmacopeia to use the Company's proprietary technology and insights concerning cytokine receptors and their signaling, together with the proprietary combinatorial- chemistry based small molecule libraries and high-throughput screening technology provided by Pharmacopeia, for the discovery of small molecule agonists and antagonists of a variety of members of the cytokine superfamily. The objective of these collaborative efforts is to discover small molecule mimics of protein therapeutics such as erythropoietin or granulocyte-colony stimulating factor, as well as to discover small molecule antagonists of interleukins such as IL-1, IL-4, and IL-6.

     Other Programs

     Orphan Receptor and Growth Factor Research. The therapeutic utility of many growth factors depends, in part, on the exquisite specificity of their actions. This specificity is determined largely by the limited distribution of receptors for these factors on the target cells of interest. Using proprietary technology initially developed for the discovery and characterization of neurotrophic factors and their receptors, the Company has discovered new receptors and their associated factors that act on particular cell populations of potentially important clinical interest. These cell populations include not only additional subsets of neurons but non-neuronal cells, such as the endothelial cells that constitute blood vessels and skeletal muscle cells. The Company's technology involves molecular biological as well as "bioinformatics" approaches to identify and clone protein molecules that appear to be receptors expressed on clinically relevant target cells for unknown protein factors (hence their designation "orphan receptors"). The Company has also obtained licenses and established collaborations for additional orphan receptors, including licenses from the Salk Institute for Biological Studies. The Company's technology includes approaches that allow for the identification and molecular cloning of protein factors that bind to the orphan receptors. Furthermore, the Company's technology allows for the development of derivatives of the receptors and their factors, which can allow for modified agonistic or antagonistic properties that may prove to be therapeutically useful.

     Other Research and Development. Regeneron has assembled scientists with a variety of complementary skills and experience and operates its own facilities to conduct a broad-based research, preclinical, and clinical development program. Substantially all of the Company's operating expenditures to date have related to the discovery and development of drug product candidates and the purchase and renovation of facilities and equipment to produce product candidates. One focus of the Company's research is factors that control the survival, optimal function, and regeneration of neurons. Specific areas of this research have included neuronal cell culture, animal models for human neurological disorders, molecular cloning and gene regulation, monoclonal antibodies, protein purification and analysis, and high-level expression of recombinant proteins. As Regeneron's scientific efforts lead to potentially promising new directions, both outside of recombinant protein therapies (into orally active, small molecule pharmaceuticals) and outside of treatments for neurological and neurodegenerative conditions (into, for example, potential programs in cancer, inflammation, and muscle disease), the Company will require additional internal expertise or external collaborations in areas in which it currently does not have substantial resources and personnel.

Research Collaboration and Licensing Agreements

     To augment its research programs, Regeneron has entered into a variety of collaborative research agreements and sponsored research agreements with researchers and universities. Under these agreements, the Company typically receives certain proprietary rights to inventions or discoveries that arise as a result of the research. In addition, the Company has entered into significant collaborative agreements with Amgen to develop, manufacture, and market BDNF and NT-3, with Glaxo to discover and develop small molecule-based treatments for neurodegenerative diseases, with Sumitomo Pharmaceuticals to develop BDNF for commercialization in Japan, with Procter & Gamble to discover, develop, and market protein and small molecule-based therapies for skeletal muscle diseases and injuries, with Pharmacopeia to discover, develop, and market small molecule-based pharmaceuticals, and with Medtronic to develop and market AXOKINE delivered via infusion directly to the central nervous system.

     Agreement With Amgen Inc. In August 1990, Regeneron and Amgen entered into a collaboration agreement (the "Amgen Agreement") and Amgen agreed to provide $25.0 million of product development funding for BDNF and NT-3 payable in five annual installments. The final such payment was made by Amgen in the second quarter of 1995. In conjunction with entering into the Amgen Agreement, Amgen made a $15.0 million equity investment in the Company. From inception of the Amgen Agreement through December 31, 1996, the Company received contract research and development payments totaling $39.6 million directly from Amgen or from Amgen-Regeneron Partners. Amgen has also agreed to pay to the Company a total of $13.0 million of research progress payments, $1.0 million of which was paid on the signing of the Amgen Agreement, $1.0 million of which was paid in July 1993 on the filing by Amgen of the IND application for BDNF, and $1.0 million of which was paid in September 1994 on the filing by Amgen of the IND application for NT-3. The remaining $10.0 million, which is divided equally between BDNF and NT-3, will be paid upon the achievement of certain further milestones in respect of each compound. There can be no assurance that any additional research progress payments will be made.

     Under the Amgen Agreement, following preclinical development, Amgen and the Company will attempt to develop and, if such effort is successful, commercialize, market, and distribute BDNF and NT-3 drug products in the United States through Amgen- Regeneron Partners. Amgen-Regeneron Partners is governed by a six member Joint Management Committee composed of three members each from Regeneron and Amgen. The Joint Management Committee determines annually, in advance, the capital requirements for Amgen-Regeneron Partners and approves a budget and product plan for each product under development. To maintain an equal interest in Amgen-Regeneron Partners, Amgen and Regeneron are obligated to make equal capital contributions to the partnership (such capital contributions exclude Amgen's product development funding obligation described above). Such capital contributions may be substantial. Amgen has the duty to direct and conduct clinical trials of BDNF and NT-3 in the United States in accordance with an annual product plan and budget that is approved by the Joint Management Committee. Amgen is also responsible for the preparation of protocols with respect to such trials. Amgen has the primary responsibility to develop manufacturing processes for, and to manufacture, BDNF and NT-3 on behalf of Amgen-Regeneron Partners. Assuming equal capital contributions to Amgen-Regeneron Partners, Regeneron and Amgen share any profits or losses of Amgen-Regeneron Partners equally.

     The development and commercialization of BDNF and NT-3 outside of the

United States, Japan, China, and certain other Pacific Rim countries will be conducted solely by Amgen through a license from the Company and, with respect to NT-3, from Takeda (under a license agreement between Amgen/Regeneron, Genentech and Takeda). In return, the Company will receive royalty payments based on Amgen's net sales of any products in the licensed territory. In the licensed territory, Amgen is solely responsible for funding clinical development and related costs of the licensed products, as well as costs of their commercial exploitation, and will have sole discretion with respect to all such development, manufacturing, and marketing of the products and sole responsibility for filing applications for regulatory approvals.

     At the time it entered into the Amgen Agreement, Amgen agreed that until the earlier of August 2010 or termination of the Amgen Agreement, it will not take any steps or assist any third party to take steps to acquire control of the Company, whether by acquisition of capital stock, proxy contest, tender offer, merger, sale of assets, or voting agreements, except under certain circumstances.

     Agreement With Glaxo-Wellcome plc. In July 1993, the Company and Glaxo agreed to conduct collaborative research with the objective of identifying neurotrophin- related small molecules that could be useful for the treatment of neurological and psychiatric diseases, including central nervous system diseases such as Alzheimer's disease and Parkinson's disease, neuropsychiatric diseases and conditions such as pain, depression, and eye diseases. This research is directed by a joint management committee comprised of three Glaxo and three Regeneron appointees. The collaborative research focuses on utilizing a molecular understanding of the mechanism of action of the neurotrophin family of neurotrophic factors as a basis for discovery of lead compounds. In addition, the identification of genes involved in synapse formation and the control of neuronal cell death in model systems will be analyzed to identify lead compounds for drug development. If such lead compounds are identified, Glaxo will have the authority to determine whether to conduct exploratory development. Following exploratory preclinical and initial clinical development, which will be funded by Glaxo, further clinical development will be conducted under the direction of Glaxo and will be jointly funded by Glaxo and the Company. Glaxo has also agreed to pay the Company certain milestone payments, none of which have been paid. If Glaxo determines not to conduct exploratory development and in certain other circumstances, Regeneron has certain rights to obtain such compounds for its own development and commercialization.

     Under the Glaxo Agreement, if the Company contributes equally with Glaxo to the costs of the development effort described above, the Company will be entitled to require that any resulting products be commercialized by one or more joint ventures formed by Glaxo and Regeneron. The Company will have the right to contribute up to 50% of the capital of each such joint venture. Glaxo will be responsible for the manufacture and supply of products to each such joint venture entity pursuant to an agreed upon transfer price formula and other terms and conditions. Glaxo and Regeneron will receive payments from each such joint venture based on their respective capital contributions and will receive equal royalty payments based on net sales.

     In connection with the Glaxo Agreement, Glaxo purchased 500,000 shares of Common Stock for $10.0 million. Glaxo also obtained certain piggyback registration rights (exercisable after the collaboration terminates) and agreed that until the earlier of July 1998 or the termination of the collaboration agreement it will not take any steps or assist any third party to take steps to acquire control of the Company, whether by acquisition of capital stock, proxy contest, tender offer, merger, sale of assets, or voting agreements, except under certain circumstances.

     Agreement With Sumitomo Pharmaceuticals Company, Ltd. In June 1994, the Company and Sumitomo Pharmaceuticals entered into an agreement for the research, development, and commercialization of BDNF in Japan. Under the terms of the agreement, Sumitomo Pharmaceuticals will pay up to $40.0 million to Regeneron, including up to $25.0 million in research payments (of which Regeneron has received $22.0 million as of December 31, 1996) and up to $15.0 million in progress payments payable upon achievement of certain development milestones. No progress payments have been made to date. In addition, Sumitomo Pharmaceuticals agreed to reimburse Regeneron for its activities in developing manufacturing processes for BDNF and supplying BDNF and other research materials to Sumitomo Pharmaceuticals. Such manufacturing revenue totaled $8.5 million in 1996, $7.0 million in 1995, and $3.1 million in 1994. The agreement may be terminated by Sumitomo Pharmaceuticals at its discretion; such termination would result in the reversion to Regeneron of all rights to BDNF in Japan.

     Agreement With Sumitomo Chemical Company, Limited. In connection with a $4.4 million equity investment made by Sumitomo Chemical in March 1989, the Company granted Sumitomo Chemical a limited right of first negotiation to license up to three of the product candidates the Company decides to commercialize in Japan on financial and commercial terms as may be offered by the Company. The Company's collaborative agreement with Sumitomo Pharmaceuticals, an affiliate of Sumitomo Chemical, to develop BDNF in Japan, described above, is the first of such license agreements. In connection with its equity investment, Sumitomo Chemical paid the Company an additional $5.6 million, representing a deposit for reimbursable costs and expenses in product research and development. All available technology development contract revenue was recognized by the end of 1992. The Company is obligated periodically to inform and, if requested, to meet with Sumitomo Chemical management about its progress in research and development.

     Agreement with Medtronic, Inc. In June 1996, the Company entered into a worldwide exclusive joint development agreement with Medtronic to collaborate on the research and development of a family of therapeutics for central nervous system diseases and disorders using experimental Regeneron compounds and Medtronic delivery systems. The initial target of the Medtronic collaboration will be the development of AXOKINE for the potential treatment of Huntington's disease, using Medtronic's implantable pump or other delivery system to infuse or otherwise directly deliver AXOKINE into the central nervous system. Under the agreement, the Company will pay Medtronic defined royalties based on sales of AXOKINE delivered to the central nervous system using a Medtronic delivery device. In addition, Medtronic purchased from the Company 460,500 shares of Common Stock for $10.0 million. The purchase price included five-year warrants to purchase an additional 107,400 shares of Common Stock at an exercise price of $21.72 per share. Medtronic also obtained certain piggyback registration rights and agreed that until the later of the termination of the collaboration agreement or five years from the date of the agreement, it will not take any steps or assist any third party to take steps to acquire control of the Company, whether by acquisition of capital stock, proxy contest, tender offer, merger, sale of assets, or voting agreements, except under certain circumstances.

     Agreement With Pharmacopeia, Inc. In October 1996, Regeneron and Pharmacopeia entered into an agreement to collaborate exclusively in a series of research programs the objective of which is to discover novel small molecule, orally active therapeutics that are agonists, antagonists, or mimics of a broad range of cytokines and growth factors. Subject to the ability of either or both parties to opt-out of such efforts, any potential product candidate that may emerge from this joint research will be jointly developed by Regeneron and Pharmacopeia, with each party sharing equally in the costs of such efforts and in any profits that may derived from such potential products. The Pharmacopeia Agreement provided for no financial payments by either party, subject to the mutual obligation to use reasonable efforts to discover lead compounds for future development.

     Agreement with Procter & Gamble Pharmaceuticals, Inc. In December 1996, Procter & Gamble and Regeneron entered into an exclusive worldwide agreement to discover and develop therapeutics for muscle diseases and disorders. Procter & Gamble agreed to purchase shares of Regeneron Common Stock for $10.0 million and make a minimum of three and up to five $3.75 million annual payments to Regeneron to support collaborative muscle research. Procter & Gamble paid the $10.0 million to Regeneron in December 1996. In March 1997, the price per share was set at $12.50 based on a 27 percent premium over an average market price and Regeneron issued 800,000 shares of restricted Common Stock to Procter & Gamble. In addition, Procter & Gamble agreed to conduct muscle disease and disorder research at its research facilities, and contribute the results of that effort to the collaboration. Profits will be shared equally from any products jointly developed and marketed. Procter & Gamble may terminate its research payment obligation after three years, subject to reversion of certain rights to Regeneron. Regeneron contributed its muscle technologies and intellectual property, including its MuSK receptor and related technology, to the collaboration. In addition to the potential development of protein-based therapeutics, the collaboration will seek to discover and develop small molecule, orally active therapeutics useful in the treatment of muscle diseases and conditions.

     Procter & Gamble also obtained certain piggyback registration rights (exercisable after the collaboration terminates) and agreed that until the earlier of December 2001 or the termination of the collaboration agreement it will not take any steps or assist any third party to take steps to acquire control of the Company, whether by acquisition of capital stock, proxy contest, tender offer, merger, sale of assets, or voting agreements, except under certain circumstances.

     Other Agreements. The Company also has agreements with individual researchers and universities to conduct sponsored research and development programs. The goal of such agreements is to extend the Company's capabilities and to acquire proprietary rights to the results of sponsored research. The Company is a party to a number of sponsored research agreements which include grants to the Company of exclusive licenses to certain discoveries and technologies developed at, among other places, the Max Planck Institute (covering the field of neurotrophic factors, including work done at the Max Planck Institute on BDNF, NT-3, and other substances), and the University of California at San Francisco (covering the use of neurotrophic factors and other recombinant proteins to treat degenerative conditions of the eye).

     In addition to these sponsored research agreements, the Company (individually or in partnership with Amgen pursuant to the Amgen Agreement) provides resource material and information that relate to its product candidates and research programs to over 400 investigators at private and public institutions throughout the world. Regeneron supplies materials and know-how to these investigators on a confidential basis in exchange for access to additional research and ownership of certain proprietary rights resulting from the work of the investigators.

      There can be no assurance that any of these agreements will result in work that will have commercial potential or other useful benefit to the Company, or, that if any such work has useful benefit to the Company, the Company will be able to protect its proprietary position adequately to realize any possible commercial benefit.

Manufacturing

     The Company completed construction of its first manufacturing facility in 1992 in Tarrytown, New York. This facility, which was designed to comply with FDA current good manufacturing practices ("GMP"), is intended to produce preclinical and clinical supplies of compounds. Depending on the dosage of its drugs, the facility could also produce either bulk compounds or the final dosage form of certain product candidates.

     In 1993, the Company purchased its Rensselaer, New York manufacturing facility, which is being used to produce BDNF for use by Sumitomo
Pharmaceuticals and will be used to produce vaccine intermediate material for Merck. The Company may use the facility to produce other product candidates and materials in the future.

     Among the conditions for regulatory marketing approval of a drug is the requirement that the prospective manufacturer's quality control and manufacturing procedures conform to the GMP regulations of the health authority. In complying with standards set forth in these regulations, manufacturers must continue to expend time, money, and effort in the area of production and quality control to ensure full technical compliance. Manufacturing establishments, both foreign and domestic, are also subject to inspections by or under the authority of the FDA and by other federal, state, and local agencies.

Competition

     There is substantial competition in the biotechnology industry. Many of the Company's competitors have substantially greater research, preclinical and clinical product development, manufacturing capabilities, and financial, marketing, and human resources than Regeneron. Smaller companies may also prove to be significant competitors, particularly as a result of acquiring or discovering patentable inventions or as a result of collaborative arrangements with large pharmaceutical companies or their acquisition by large pharmaceutical companies. The Company's agreements with larger, better established pharmaceutical companies are intended to secure for the Company the benefits of such a collaboration with a more experienced pharmaceutical firm. Technological development and discoveries may require the Company to change its research and development efforts to develop effective therapeutics. Competitors with greater resources than the Company may have financial and technological flexibility to respond to such needed changes that the Company does not have.

     Even if BDNF or NT-3 is shown to be safe and effective to treat ALS, peripheral neuropathy, or other neurological conditions, other companies have developed or are developing drugs for the treatment of the same or similar conditions. For example, the FDA has approved the application of Rhone-Poulenc Rorer to market riluzole (under the tradename Rilutek), an orally administered drug, to treat ALS in the United States, and Rhone-Poulenc Rorer has filed applications for, and gained approval in, other countries. More broadly, Regeneron is engaged in an intensely competitive field. Amgen and the Company are direct competitors in the field of neurotrophic factors and possibly other fields. Other potential competitors include Genentech, Inc. ("Genentech") which is developing NGF to treat peripheral neuropathies, is a co-licensee under the Amgen/Regeneron NT-3 license with Takeda, and may be developing other neurotrophic factors, and Cephalon, Inc. ("Cephalon"), which is developing, in collaboration with Chiron Corporation, insulin-like growth factor ("IGF-1", also known as Myotrophin(TM)) and other compounds for the treatment of ALS, peripheral neuropathies, and other conditions. Amgen, Genentech, Cephalon, and others have filed patent applications, obtained issued patents relating to neurotrophic factors, or have announced that they are actively pursuing preclinical or clinical development programs in the area of neurotrophic factors. Cephalon has announced that, based on the results of its Phase III clinical studies with IGF-1 to treat ALS, it has filed or intends to file applications for approval to market IGF-1 to treat ALS in the United States and other countries. Amgen and Genentech have separately also announced research and development of glial cell-line derived neurotrophic factor ("GDNF") for the treatment of ALS, Parkinson's disease, and other conditions. Other companies have developed or are developing drugs based on technology other than neurotrophic factors for the treatment of diseases and injuries relating to the nervous system (including ALS). The Company is also aware that several pharmaceutical companies are conducting clinical trials in ALS with drugs which, like riluzole, are orally administered.

     If a competitor announces a successful clinical study involving a product that may be competitive with one of the Company's product candidates or an approval by a regulatory agency of the marketing of a competitive product, such announcement may have a material adverse effect on the operations or future prospects of the Company or the price of its Common Stock.

     A number of corporate and academic competitors are involved in the discovery and development of novel therapeutics using tyrosine kinase receptors, orphan receptors, and compounds that are the focus of other research programs now being conducted by the Company. These competitors include Amgen, Genentech, and others. Many firms are engaged in research and development in the areas of cytokines, interleukins, angiogenesis, and muscle conditions. Every pharmaceutical and many biotechnology companies are engaged in attempting to discover and develop small-molecule based therapeutics, similar in at least certain respects to Regeneron's programs with Glaxo, Pharmacopeia, and Procter & Gamble. In these and related areas, intellectual property rights have been sought and certain rights have been granted to competitors and potential competitors of the Company, and the Company may be at a substantial competitive disadvantage in such areas as a result of, among other things, the Company's lack of experience, trained personnel, and expertise.

     The Company also competes with academic institutions, governmental agencies, and other public or private research organizations which continue to conduct research, seek patent protection, and establish collaborative arrangements for the development and marketing of products that would provide royalties for use of their technology. These institutions are becoming more active in seeking patent protection and licensing arrangements to collect royalties for use of the technology that they have developed. Products developed in such a manner may compete directly with any products developed by the Company. The Company also competes with others in acquiring technology from such institutions, agencies, and organizations.

     The relative speed with which Regeneron can develop safe and effective product candidates, complete clinical testing and approval processes, and supply commercial quantities of the product to the market will have an important impact on the Company's competitive position. Competition among product candidates approved for sale may be based on efficacy, safety, reliability, availability, price, patent position, and other factors.


Patents, Trademarks, and Trade Secrets

     The Company's success depends, in part, on its ability to obtain patents, maintain trade secret protection, and operate without infringing on the proprietary rights of third parties. The Company's policy is to file patent applications to protect technology, inventions, and improvements that are considered important to the development of its business. The Company has been granted a number of U.S. patents and is the exclusive or nonexclusive licensee of a number of additional U.S. patents and patent applications. The Company also relies upon trade secrets, know-how, and continuing technological innovation to develop and maintain its competitive position. The Company or its licensers or collaborators have filed patent applications on products and processes relating to neurotrophic factors and other technologies and inventions in the United States and in certain foreign countries. The Company intends to file additional patent applications, when appropriate, relating to improvements in its technologies and other specific products and processes. The Company plans to aggressively prosecute, enforce, and defend its patents and other proprietary technology.

     The patent positions of biotechnology firms, including the Company, are generally uncertain and involve complex legal and factual questions. No predictions can be made regarding the breadth, validity, or enforceability of claims allowed in these types of patents. The Company does not know whether any of its pending applications will result in the issuance of any patents or if any currently issued patents or any patents issued in the future will provide significant proprietary protection or will be circumvented or invalidated or will infringe on the rights of others.

     Competitors have filed applications for, or have been issued, patents and may obtain additional patents and proprietary rights related to products or processes competitive with those of the Company. Accordingly, there can be no assurance that the Company's patent applications will result in patents being issued in addition to those described above or that, if issued, the patents will afford protection against competitors with similar technology; nor can there be any assurance that others will not obtain patents that the Company will need to license or circumvent. The Company is aware that one patent has issued in the United States and patent applications in certain foreign countries were filed by Amgen and others for the production of neurotrophic factor proteins, and that a U.S. patent has issued to Genentech on processes relating to NGF. The Company is further aware that patent applications have been filed in the United States and certain foreign countries by Takeda, Amgen, and, the Company believes, Genentech, on products and processes relating to NT-3. The Company has received a co-exclusive license to NT- 3 as a result of a worldwide licensing agreement between Amgen/Regeneron, Takeda, and Genentech. In November 1994, Genentech was issued a U.S. patent relating to the nucleic acids encoding NT-4/5 and methods for its recombinant production. Other patent filings by these companies or others may be competitive with the Company's patent claims or may cause, if valid and issued in the United States or a foreign jurisdiction, substantial commercial difficulties or additional expenses or delays to the Company's operations or commercial activities or may require the Company to cease certain development or commercial activities altogether. The Company cannot predict whether its or its competitors' patent applications will result in valid patents being issued.

     The Company is currently involved in two interference proceedings in the United States Patent and Trademark Office between Regeneron's patent applications and patents issued to Synergen, Inc. ("Synergen") relating to CNTF. Amgen acquired all outstanding shares of Synergen in 1994. The Company incurred $1.1 million for legal expenses relating to the interference proceedings through December 31, 1996. Since April 1995, the Company has not incurred substantial expenses in connection with these proceedings. Although the patent interference proceedings have not involved substantive discovery or other adversarial activities to date, future patent interference proceedings could result in substantial legal fees and other costs. The final result of the proceedings cannot be reasonably predicted.

Government Regulation

     Regulation by government authorities in the United States and foreign countries is a significant factor in the research, development, manufacture, and marketing of the Company's product candidates. All of the Company's product candidates will require regulatory approval before they can be commercialized. In particular, human therapeutic products are subject to rigorous preclinical and clinical trials and other premarket approval requirements by the FDA and foreign authorities. Many aspects of the structure and substance of the FDA and foreign pharmaceutical regulatory practice have been reformed during recent years, and continued reform is under consideration in a number of forums. The ultimate outcome and impact of such reforms and potential reforms cannot be reasonably predicted.

     Clinical trials are conducted in accordance with certain standards under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA.

The phases of clinical studies may overlap. The designation of a clinical trial as being of a particular phase is not necessarily indicative that such a trial will be sufficient to satisfy the parameters of a particular phase, and a clinical trial may contain elements of more than one phase notwithstanding the designation of the trial as being of a particular phase. No assurance can be given that the results of preclinical studies or early stage clinical trials will predict long-term safety or efficacy of the Company's compounds when they are tested or used more broadly in humans. Various federal and state statutes and regulations also govern or influence the research, manufacture, safety, labeling, storage, recordkeeping, marketing, transport, or other aspects of such products. The lengthy process of seeking these approvals and the compliance with applicable statutes and regulations require the expenditure of substantial resources. Any failure by the Company or its collaborators or licensees to obtain, or any delay in obtaining, regulatory approvals could adversely affect the marketing of any products developed by the Company and its ability to receive product or royalty revenue.

     In addition to the foregoing, the Company's present and future business will be subject to regulation under the United States Atomic Energy Act, the Clean Air Act, the Clean Water Act, the Comprehensive Environmental Response, Compensation and Liability Act, the National Environmental Policy Act, the Toxic Substances Control Act, and the Resource Conservation and Recovery Act, national restrictions, and other present and potential future local, state, federal, and foreign regulations.

Employees

     As of December 31, 1996, the Company had 243 full-time employees, 48 of whom hold a Ph.D. and/or M.D. degree. Of the full-time employees, 198 are engaged in or directly support research and development. The Company believes that it has been highly successful in attracting skilled and experienced personnel; however, competition for such personnel is intense. None of the Company's personnel are covered by collective bargaining agreements, and management considers its relations with its employees to be good.

Item 2. Properties

     Regeneron conducts the Company's research, development, manufacturing, and administrative activities at its own facilities. The Company currently leases approximately 121,000 square feet of office, laboratory, and manufacturing space in Tarrytown, New York. The current monthly base rental charge is $224,825, with increases based upon increases in taxes and operating expenses. The lease for this facility expires on June 30, 1998, subject to an option to renew the lease for two additional five-year periods. The Company owns the Rensselaer facility, consisting of two buildings totaling approximately 104,000 square feet of research, manufacturing, office, and warehouse space.

     As the Company's activities expand, additional space may be required. In the future, the Company may locate, lease, operate, or purchase additional facilities in which to conduct expanded research and development activities and manufacturing and commercial operations.

Item 3. Legal Proceedings

     Other than the patent interference proceedings which were declared by the United States Patent and Trademark Office, the Company is not engaged in any litigation or formal legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

Executive Officers of the Registrant

     Listed below are the executive officers of the Company as of March 11, 1997. There are no family relationships between any of the executive officers and there is no arrangement or understanding between any executive officer and any other person pursuant to which the executive officer was selected. At the annual meeting of the Board of Directors, which follows the Annual Meeting of Shareholders, executive officers are elected by the Board to hold office for one year and until their respective successors are elected and qualified, or until their earlier resignation or removal.

     Information with regard to the directors of the Company, including that of the following executive officers who are directors, is incorporated by reference to Regeneron Pharmaceuticals, Inc. Proxy Statement to be filed in connection with solicitation of proxies for its Annual Meeting of Shareholders to be held on June 27, 1997.

Name                                  Age              Position
----                                  ---              --------

Leonard S. Schleifer, M.D., Ph.D.     44    Chief Executive Officer, President,
                                            and founder of the Company

Murray A. Goldberg                    52    Vice President, Finance &
                                            Administration, Chief Financial
                                            Officer, and Treasurer

Paul Lubetkin                         46    Vice President, General Counsel,
                                            and Secretary

Ronald M. Lindsay, Ph.D.              49    Vice President, Neurobiology

George D. Yancopoulos, M.D., Ph.D.    37    Vice President, Discovery

Jesse M. Cedarbaum, M.D.              44    Vice President, Clinical Affairs

Randall G. Rupp, Ph.D.                49    Vice President, Manufacturing and
                                            Process Science

Gail M. Kempler, Ph.D.                42    Vice President, Intellectual
                                            Property and Associate General
                                            Counsel

Beverly C. Dubs                       42    Controller and Assistant Treasurer

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     The Common Stock of Regeneron is quoted on The Nasdaq Stock Market under the symbol "REGN". The Company's Class A Common Stock, par value $.001 per share, is not publicly quoted or traded.

     The following table sets forth, for the periods indicated, the range of high and low bid quotations for the Common Stock as reported by The Nasdaq Stock Market. The bid prices reflect inter-dealer quotations without retail mark-ups, mark-downs, or commissions and do not necessarily represent actual transactions.

                                             High             Low
                                             ----             ---
1995
First Quarter ...........................    $ 7.00          $3.00
Second Quarter ..........................     10.00           5.50
Third Quarter ...........................     16.375          8.75
Fourth Quarter ..........................     15.625          8.625

1996
First Quarter ............................    16.625         11.375
Second Quarter ...........................    19.75          11.75
Third Quarter ............................    20.50          13.25
Fourth Quarter ...........................    24.50          14.875

     As of March 11, 1997, there were approximately 947 holders of record of the Company's Common Stock and 91 holders of record of the Company's Class A Common Stock. The closing bid price on that date was $8.75.

     The Company has never paid cash dividends on its common shares and does not intend to pay cash dividends in the foreseeable future. In addition, under the terms of certain debt and equipment lease financing agreements, the Company is not permitted to declare or pay dividends to its shareholders.

Item 6.  Selected Financial Data

         The selected financial data set forth below for the years ended December 31, 1996, 1995, and 1994 and at December 31, 1996 and 1995 are derived from and should be read in conjunction with the audited financial statements of the Company, including the notes thereto, included elsewhere in this report. The selected financial data for the years ended December 31, 1993 and 1992 and at December 31, 1994, 1993 and 1992 are derived from audited financial statements of the Company not included in this report.


         The Company has never paid cash dividends on its common shares and does not anticipate paying any in the foreseeable future. In addition, under the terms of certain debt agreements, the Company is not permitted to declare or pay dividends to its shareholders.


                                                                              Year Ended December 31,
                                                      --------------------------------------------------------------
                                                            1996                1995                     1994
                                                      ------------------  ------------------   ---------------------
Statement of Operations Data
Revenues
     Contract research and development                      $17,302,473         $23,247,002           $19,606,292
     Investment income                                        4,360,065           2,997,180             2,585,465
     Contract manufacturing                                   2,451,424           1,140,321
     Research progress payments                                                                         1,000,000
     Technology development contract

                                                      ------------------  ------------------   -------------------
                                                             24,113,962          27,384,503            23,191,757
                                                      ------------------  ------------------   -------------------

Expenses
     Research and development                                28,268,798          23,310,088            30,874,437
     Loss in Amgen-Regeneron Partners                        14,250,239          13,804,777             9,794,237
     General and administrative                               5,879,975           5,764,397             7,529,136
     Depreciation and amortization                            6,083,845           5,885,699             4,245,686
     Contract manufacturing                                   1,115,259              72,059
     Interest                                                   939,624           1,204,757             1,403,001
     Other                                                                          850,000
                                                      --------------------------------------   -------------------
                                                             56,537,740          50,891,777            53,846,497
                                                      --------------------------------------   -------------------
Net loss                                                   ($32,423,778)       ($23,507,274)         ($30,654,740)
                                                      ==================  ==================   ===================
Net loss per share                                               ($1.33)             ($1.19)               ($1.62)
                                                      ==================  ==================   ===================

Weighted average number of Common and
     Class A shares outstanding                              24,463,516          19,768,446            18,866,993
                                                      ==================  ==================   ===================



                                                                               At December 31,
                                                      --------------------------------------------------------------
                                                            1996                1995                  1994
                                                      ------------------  ------------------   ---------------------
Balance Sheet Data
Cash, cash equivalents
     and marketable securities                              $97,027,766         $59,622,010          $60,215,256
Working capital                                              72,960,217          36,254,422           34,040,342
Total assets                                                137,581,854          93,811,345           94,235,806
Capital lease obligations and note payable,
     long-term portion                                        5,148,097           5,977,866            9,249,471
Stockholders' equity                                        106,930,999          67,856,449           67,070,567


                                                              Year Ended December 31,
                                                      -----------------------------------------
                                                                 1993                 1992
                                                      ------------------   --------------------
Statement of Operations Data
Revenues
     Contract research and development                       $6,092,319           $5,000,000
     Investment income                                        3,463,902            4,982,668
     Contract manufacturing
     Research progress payments                               1,000,000
     Technology development contract                                               1,553,601

                                                      ------------------   ------------------
                                                             10,556,221           11,536,269
                                                      ------------------   ------------------

Expenses
     Research and development                                36,755,883           23,809,313
     Loss in Amgen-Regeneron Partners                         3,511,346
     General and administrative                               6,025,921            3,993,504
     Depreciation and amortization                            3,101,055            2,109,958
     Contract manufacturing
     Interest                                                 1,045,953              736,183
     Other
                                                      ------------------   ------------------
                                                             50,440,158           30,648,958
                                                      ------------------   ------------------
Net loss                                                   ($39,883,937)        ($19,112,689)
                                                      ==================   ==================
Net loss per share                                               ($2.41)              ($1.24)
                                                      ==================   ==================

Weighted average number of Common and
     Class A shares outstanding                              16,569,288           15,352,798
                                                      ==================   ==================


                                                                 At December 31,
                                                      ----------------------------------------
                                                               1993                 1992
                                                      -------------------   ------------------
Balance Sheet Data
Cash, cash equivalents
     and marketable securities                            $88,281,194          $83,344,257
Working capital                                            78,738,906           80,108,844
Total assets                                              117,579,418           97,879,953
Capital lease obligations and note payable,
     long-term portion                                      5,911,876            5,818,291
Stockholders' equity                                       98,388,159           87,153,427

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

          Regeneron is a New York corporation founded in 1988. It is a leader in the application of molecular and cell biology to discover novel potential therapies for human medical conditions. The Company is applying its technological expertise in protein growth factors, their receptors, and their mechanisms of action to the discovery and development of neurotrophic factors for the potential treatment of neurodegenerative disease, peripheral neuropathy, and nerve injury. More recently, Regeneron has used its technological expertise to attempt to identify treatments for diseases and conditions outside of the nervous system, such as inflammatory and muscle disease, angiogenesis, hematopoiesis, and cancer. In addition to conducting research and development during 1993 through 1996, highlights of Regeneron's operations included:

o    During 1993, the Company completed Phase II clinical trials and commenced

     Phase III clinical trials in the United States of ciliary neurotrophic factor ("CNTF") to treat amyotrophic lateral sclerosis ("ALS," commonly known as Lou Gehrig's disease). In addition, in accordance with its collaboration agreement with Amgen Inc. ("Amgen"), Amgen initiated clinical trials of brain-derived neurotrophic factor ("BDNF"), on behalf of Amgen-Regeneron Partners, for the treatment of ALS. The Company also added and renovated laboratory and administrative space, including the Rensselaer facility. In 1993, the Company raised a total of approximately $51.0 million, primarily from the sale of Common Stock to Glaxo-Wellcome plc ("Glaxo") and in a public offering.

o During 1994, the Company discontinued its Phase III clinical study of CNTF to treat ALS and implemented a strategy to concentrate on its most promising product candidates and its discovery research efforts and to seek additional corporate partnerships and licensing agreements. Regeneron also reduced its workforce by approximately 25%, to approximately 200 employees, and incurred a charge of approximately $0.4 million in connection with costs associated with the reduction in force.

o During 1995, Amgen, on behalf of Amgen-Regeneron Partners, began a Phase III clinical trial of BDNF for the treatment of ALS designed to determine the safety and efficacy of BDNF to treat ALS. Amgen and Regeneron also analyzed results from the Phase I clinical trial and planned a further clinical trial of neurotrophin-3 ("NT-3") for peripheral neuropathy. The Company continued to develop and manufacture BDNF for use by Sumitomo Pharmaceuticals Company, Ltd. ("Sumitomo Pharmaceuticals") in Japan. During the second quarter of 1995, the Company announced preclinical research discoveries by Regeneron scientists in the areas of cancer, muscle disease, and angiogenesis. In the third quarter of 1995, the Company entered into a long-term manufacturing agreement with Merck & Co., Inc. (the "Merck Agreement") under which the Company will produce at its Rensselaer, New York facility an intermediate for an existing Merck pediatric vaccine. In the fourth quarter of 1995, the Company raised $22.3 million in net proceeds from a public offering of Common Stock. The Company settled a securities class action lawsuit against the Company and two individuals. As part of the settlement, the Company issued 153,017 shares of Common Stock in January 1996.

o During 1996, Amgen, on behalf of Amgen-Regeneron Partners, completed the treatment phase of the Phase III clinical trial designed to determine the safety and efficacy of BDNF delivered subcutaneously for the treatment of ALS. In addition, Amgen, on behalf of Amgen-Regeneron Partners, continued to conduct a Phase I/II clinical trial of NT-3 for the treatment of peripheral neuropathy caused by diabetes. Amgen also continued to conduct a Phase I/II clinical trial of BDNF in Europe for the treatment of neuropathy caused by diabetes and started a Phase I clinical trial of BDNF delivered intrathecally for the treatment of ALS. The Company continued to develop and manufacture BDNF for use by Sumitomo Pharmaceuticals in Japan and

     continued preclinical research programs in the areas of inflammatory and muscle disease, angiogenesis, hematopoiesis, and cancer. In April 1996, Amgen purchased from the Company three million shares of Common Stock for $48.0 million. The purchase price also included five-year warrants to purchase an additional 700,000 shares of Common Stock at an exercise price of $16.00 per share. In June 1996, the Company entered into a worldwide exclusive joint development agreement with Medtronic Inc. ("Medtronic") to collaborate on research and development of a family of therapeutics for central nervous system diseases and disorders using experimental Regeneron compounds and Medtronic delivery systems. The initial target of the Medtronic collaboration will be the development of AXOKINE(Trademark) for the potential treatment of Huntington's disease, using Medtronic's implantable pump to infuse AXOKINE into the central nervous system. Medtronic purchased from the Company 460,500 shares of Common Stock for $10.0 million; the purchase price included five-year warrants to purchase an additional 107,400 shares of Common Stock at an exercise price of $21.72 per share. In October 1996, Regeneron entered into a research collaboration with Pharmacopeia, Inc. ("Pharmacopeia") to discover and develop small molecule drugs that mimic or antagonize growth factors or cytokines. In December 1996, the Company entered into an exclusive worldwide agreement with Procter & Gamble Pharmaceuticals, Inc. ("Procter & Gamble") to discover and develop therapeutics for muscle diseases and disorders. Procter & Gamble agreed to purchase shares of Common Stock for $10.0 million and make a minimum of three and up to five $3.75 million annual payments to the Company to support collaborative muscle research. Procter & Gamble paid the $10.0 million to Regeneron in December 1996. In March 1997, the price per share was set at $12.50 based on a 27 percent premium over an average market price and Regeneron issued 800,000 shares of restricted Common Stock to Procter & Gamble.

          In January 1997, Amgen and Regeneron announced that the Phase III clinical trial of BDNF delivered subcutaneously did not demonstrate clinical efficacy in patients with ALS, that no further subsequent subcutaneous development of BDNF for ALS was planned, and that the trial confirmed the safety and tolerability of BDNF seen in earlier trials. The failure of the Phase III trial to achieve its primary end points had a materially adverse effect on the price of the Company's Common Stock (which declined more than 50% immediately after the announcement of the results of the trial). After the Phase III clinical trial results were announced, the Company retained independent experts in the fields of neurology and gastroenterology, as well as independent statisticians, to conduct further examination of the data. This review by the Company and the outside panels indicated 1) that a subset of ALS patients in the trial may have received a benefit from BDNF treatment and 2) that BDNF appeared to have an effect on the gastrointestinal system and might have a therapeutic role in treating constipating conditions, among other disorders. The panels recommended, among other things, that additional clinical and preclinical investigations of subcutaneous BDNF for ALS and BDNF for gastrointestinal conditions should be undertaken. The Company is reviewing these recommendations and the Phase III data and is discussing with Amgen and Sumitomo Pharmaceuticals whether to undertake these or other investigations of BDNF. Further development of BDNF in the United States must be undertaken in accordance with the terms of the Company's collaboration agreement with Amgen. Although Sumitomo Pharmaceuticals had planned a Phase I safety assessment of BDNF early in 1997, they are currently reviewing their BDNF development plan in light of the recently available information.

          The results of the Company's and its collaborators' past activities in connection with the research and development of BDNF and NT-3 do not necessarily predict the results or success of future activities including, but not limited to, any additional preclinical or clinical studies of BDNF or NT-3. The Company can not predict whether, when, or under what conditions BDNF or NT-3 will be shown to be safe or effective to treat any human condition or be approved for marketing by any regulatory agency. The delay or failure of current or future studies to demonstrate the safety or efficacy of BDNF or NT-3 to treat human conditions or to be approved for marketing would have a material adverse impact on the Company.

          The Company and Amgen are conducting a Phase I trial of BDNF for ALS using intrathecal delivery. While intrathecal delivery may be more successful in delivering BDNF to certain motor neurons (the nerve cells that degenerate in ALS), it is not known whether intrathecal delivery will prove any more successful in demonstrating safety and utility in patients with ALS than the subcutaneous delivery used in the Phase III clinical trial that failed to achieve its primary end points. In addition, the potential success of any current or future BDNF clinical trial for the treatment of ALS will be dependent upon, among other things, certain factors that could undermine the significance of the data collected from such patients. For example, patients who take Rilutek(Trademark), an orally administered drug marketed by Rhone-Poulenc Rorer for the treatment of ALS, might enroll in a BDNF trial. Also, other medications for the treatment of ALS are available on an experimental basis and may be approved for marketing in the future. The clinical effects of taking BDNF in combination with other drugs is unknown and therefore unanticipated effects could complicate a BDNF clinical trial or render the data collected difficult to analyze or interpret. The design of any BDNF clinical trial will attempt to take into account the inclusion of patients who may be taking other medications, including Rilutek. However, if a clinical study is compromised through the inclusion of patients who were taking Rilutek or other medications, with or without the consent or knowledge of the trial sponsor, the results of the study may be undermined and additional clinical studies may be required, causing a delay in, and increasing the costs of, the development of BDNF, which would have a material adverse effect on the Company. If additional studies of BDNF for ALS are undertaken, the time and expense required for such trials could be material to the Company and the outcome will be uncertain. If subsequent trials are conducted and such trials fail to demonstrate that BDNF is safe and effective in the treatment of ALS, that failure could have a materially adverse effect on the Company, the price of the Company's Common Stock, and the Company's ability to raise additional capital.

          No assurance can be given that extended administration of NT-3 will be safe or effective. The Phase I study of NT-3 in normal human volunteers that concluded in 1995 was a short term (seven day) treatment study. The 1996 study involves substantially longer treatment (six months or longer). In the Phase I study, two out of the seventy-six patients developed significant abnormalities in blood tests of their liver function. These laboratory abnormalities reversed after cessation of treatment and were not associated with any other evidence of liver dysfunction. Similar abnormalities have not been observed in preclinical toxicology studies with NT-3. However, if such abnormalities were to occur in a number of patients in subsequent trials, including the 1996 study, this result could delay or preclude the further development of NT-3. The treatment of peripheral neuropathy associated with cancer chemotherapy or diabetes may present additional clinical trial risks in light of the complex and not wholly understood mechanisms of action that lead to the neuropathies, the presence of many other drugs to treat the underlying conditions, the potential difficulty of achieving significant clinical endpoints, and other factors. No assurance can be given that these or any other studies of NT-3 will be successful or that NT-3 will be commercialized.

          To date, Regeneron has not received any revenues from the commercial sale of products and may not receive any such revenues for several years. Before such revenues can be realized, the Company (or its collaborators) must overcome a number of hurdles which include successfully completing its research and development efforts and obtaining regulatory approval from the United States Food and Drug Administration ("FDA") or regulatory authorities in other countries. In addition, the biotechnology and pharmaceutical industries are rapidly evolving and highly competitive, and new developments may render the Company's products and technologies noncompetitive and obsolete.

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


Results of Operations

          Years Ended December 31, 1996 and 1995. The Company's total revenue decreased to $24.1 million in 1996 from $27.4 in 1995. Contract research and development revenue decreased to $17.3 million in 1996 from $23.2 million in 1995. Contract research and development revenue earned from Sumitomo Pharmaceuticals decreased to $11.5 million in 1996 from $15.4 million in 1995. Of the 1996 Sumitomo Pharmaceuticals revenue, $3.0 million was for contract research and $8.5 million was reimbursement for developing manufacturing processes for BDNF and supplying BDNF. Of the 1995 Sumitomo Pharmaceuticals revenue, $8.4 million was for contract research (including $5.4 million related to a non-recurring contract research payment), and $7.0 million was reimbursement for developing manufacturing processes for BDNF and supplying

BDNF. Contract research and development revenue earned from Amgen and Amgen-Regeneron Partners decreased to $5.8 million in 1996 from $7.8 million 1995. This reflects a decision by the partnership to focus more spending in 1996 on clinical trials and precommercial activities conducted by Amgen and less spending on preclinical research conducted by Regeneron. During 1995, the Company entered into the Merck Agreement. Contract manufacturing revenue in 1996 and 1995 related to this agreement aggregated $2.4 million and $1.1 million, respectively. Investment income for 1996 increased to $4.4 million from $3.0 million in 1995, primarily due to increased levels of interest-bearing investments resulting from the sale by the Company of equity securities in a public offering in November 1995 and in private placements to Amgen, Medtronic, and Procter & Gamble in April, June, and December 1996, respectively.

          The Company's total operating expenses increased to $56.5 million in 1996 from $50.9 million in 1995. Research and development expense increased to $28.3 million in 1996 from $23.3 million in 1995, primarily due to costs related to the Company's preclinical research programs, as well as the costs of increased activity in the Company's Rensselaer, New York manufacturing facility related to the Company's agreement with Sumitomo Pharmaceuticals. Loss in Amgen-Regeneron Partners increased to $14.3 million in 1996 from $13.8 million in 1995, primarily due to increased costs related to clinical trials and other activities conducted by Amgen on behalf of the partnership. Research and development expenses, including the loss in Amgen-Regeneron Partners, were approximately 75% of total operating expenses in 1996, compared to 73% in 1995.

          General and administrative expense increased to $5.9 million in 1996 from $5.8 million in 1995 as expenses remained consistent year-to-year. Interest expense decreased to $0.9 million in 1996 from $1.2 million in 1995, resulting from the expiration of capital leases during 1995 and 1996. Contract manufacturing of $1.1 million in 1996 were direct expenses related to contract manufacturing for Merck. Other expenses of $0.9 million in 1995 related to recognition of the Company's contribution to the settlement of shareholder class action litigation.

          The Company's net loss in 1996 was $32.4 million, or $1.33 per share, compared to a net loss of $23.5 million, or $1.19 per share, in 1995.

          Years Ended December 31, 1995 and 1994. The Company's total revenue increased to $27.4 million in 1995 from $23.2 million in 1994. Contract research and development revenue increased to $23.2 million in 1995 from $19.6 million in 1994. Contract research and development revenue earned from Sumitomo Pharmaceuticals increased to $15.4 million in 1995 from $10.7 million in 1994. Of the 1995 Sumitomo Pharmaceuticals revenue, $8.4 million was for contract research and $7.0 million was reimbursement for developing manufacturing processes for BDNF and supplying BDNF. Of the 1994 Sumitomo Pharmaceuticals revenue, $7.6 million was for contract research (including $5.4 million related to a non-recurring contract research payment), and $3.1 million was reimbursement for developing manufacturing processes for BDNF and supplying

BDNF. Contract research and development revenue earned from Amgen and Amgen-Regeneron Partners decreased to $7.8 million in 1995 from $8.9 million in 1994. This decrease was the result of the Company providing less research support to the partnership. During 1994, the Company received a $1.0 million research milestone payment from Amgen upon the filing of an IND for NT-3, as provided for in the Amgen Agreement. In 1995, the Company entered into a long-term manufacturing agreement with Merck, and contract manufacturing revenue related to this agreement totaled $1.1 million. Investment income in 1995, increased to $3.0 million from $2.6 million in 1994, primarily due to capital losses of $0.3 million in 1994, a rise in interest rates in 1995, and interest earned on the net proceeds of the Company's November 1995 public offering, offset by reduced levels of interest-bearing investments in the first ten months of the year as the Company expended funds during 1995 for capital assets, research and development, and other operating expenses.

          The Company's total operating expenses decreased to $50.9 million in 1995 from $53.8 million in 1994. Research and development expense decreased to $23.3 million in 1995 from $30.9 million in 1994. The Company's research and development expenses decreased primarily due to discontinuance of the Company's clinical study of CNTF in June 1994, when that study failed to demonstrate the safety and efficacy of CNTF to treat ALS. This decrease was partially offset by additional expenses related to the Company's collaboration with Sumitomo Pharmaceuticals. Loss in Amgen-Regeneron Partners increased to $13.8 million in 1995 from $9.8 million in 1994, primarily due to increased costs related to the initiation in the third quarter of 1995 of the Phase III BDNF clinical trial conducted by Amgen on behalf of Amgen-Regeneron Partners. Research and development expenses, including the loss in Amgen-Regeneron Partners, were approximately 73% of total operating expenses in 1995, compared to 76% in 1994.

          General and administrative expense decreased to $5.8 million in 1995 from $7.5 million in 1994, primarily because the 1995 period reflected lower costs associated with the Company's reduced staff and because the 1994 period included a charge of approximately $0.4 million for costs associated with a 25% reduction in workforce following the discontinuance of the Company's clinical study of CNTF. Depreciation and amortization expense increased to $5.9 million in 1995 from $4.2 million in 1994, reflecting depreciation of the Rensselaer facility, which became fully operational in July 1994, equipment and leasehold improvements placed in service during 1995, and increased patent amortization expense. Interest expense decreased to $1.2 million in 1995 from $1.4 million in 1994. Other expenses related to recognition in the third quarter of 1995 of a $0.9 million expense as the Company's contribution to the settlement of shareholder class action litigation.

          The Company's net loss in 1995 was $23.5 million, or $1.19 per share, compared to a net loss of $30.7 million, or $1.62 per share, in 1994.


Liquidity and Capital Resources


          Since its inception in 1988, the Company has financed its operations primarily through private placements and public offerings of its equity securities, revenue earned under the several agreements between the Company and each of Amgen, Sumitomo Chemical Company, Ltd., Sumitomo Pharmaceuticals, Merck, Medtronic, and Procter & Gamble and investment income. In connection with the Company's agreement to collaborate with Sumitomo Pharmaceuticals in the research and development of BDNF in Japan, Sumitomo Pharmaceuticals paid the Company $22.0 million and agreed to pay the Company an additional $3.0 million in 1998. Sumitomo Pharmaceuticals has the option to cancel the 1998 payment; however, if such a cancellation were to occur, Sumitomo Pharmaceutical's rights to develop and commercialize BDNF in Japan would revert to the Company. In addition, the Company is being reimbursed in connection with supplying Sumitomo Pharmaceuticals with BDNF for preclinical use.

          Under the Amgen Agreement, Amgen was required to make defined payments through June 1995 to the Company for research and development efforts in the United States in connection with BDNF and NT-3. The Amgen Agreement provided that after Amgen determined that IND applications should be filed for BDNF and NT-3, Amgen-Regeneron Partners would thereafter conduct the development and commercialization of these product candidates on behalf of Amgen-Regeneron Partners. Amgen-Regeneron Partners began operations in June
1993 with respect to BDNF and in January 1994 with respect to NT-3. Amgen's required payments for BDNF and NT-3 were made directly to Regeneron prior to the determination by Amgen that the preparation of an IND for each compound should commence and thereafter to Amgen-Regeneron Partners. The Company's further activities relating to BDNF and NT-3, as agreed upon by Amgen and Regeneron, are being reimbursed by Amgen-Regeneron Partners, and the Company recognizes such reimbursement as revenue. The funding of Amgen-Regeneron Partners is through capital contributions from Amgen and Regeneron, who must make equal payments in order to maintain equal ownership and equal sharing of any profits or losses from the partnership. The Company has made capital contributions totaling approximately $42.6 million to Amgen-Regeneron Partners from the partnership's inception in June 1993 through December 31, 1996. The Company expects that its capital contributions in 1997 will total approximately $3.0 million to $5.0 million. These contributions could increase or decrease, depending upon the cost of Amgen-Regeneron Partners conducting additional BDNF and NT-3 preclinical and clinical studies and the outcomes of those and other ongoing studies. Capital contributions beyond 1997 are also anticipated to be significant.

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

          From its inception in January 1988 through December 31, 1996,

exclusive of construction in progress, the Company invested approximately $47.4 million in property, plant and equipment, including $16.8 million to acquire and renovate the Rensselaer facility and $6.1 million of new construction that is in progress related to the modification of the facility in connection with the Merck Agreement. In connection with the purchase and renovation of the Rensselaer facility, the Company obtained financing of $2.0 million from the New York State Urban Development Corporation, of which $1.8 million is outstanding. Under the terms of such financing the Company is not permitted to declare or pay dividends to its stockholders.

          During 1996, the Company entered into a series of new leasing agreements (the "New Lease Line") which provides up to $4.0 million to finance equipment acquisitions and certain building improvements, as defined, (collectively, the "Equipment"). The Company may utilize the New Lease Line in increments ("leases"). Lease terms are for four years after which the Company is required to purchase the Equipment at defined amounts. Certain of the leases will be renewed for eight months at defined monthly payments after which the Company will own the Equipment. At December 1996, the Company had available approximately $1.1 million of the New Lease Line.

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

          As of December 31, 1996, the Company had no established banking arrangements through which it could obtain short-term financing or a line of credit. Additional funds may be raised through, among other things, the issuance of additional securities, other financing arrangements, and future collaboration agreements. No assurance can be given that additional financing will be available or, if available, that it will be available on acceptable terms.

          At December 31, 1996, the Company had $97.0 million in cash, cash equivalents, and marketable securities. The Company expects to incur ongoing funding requirements for capital contributions to Amgen-Regeneron Partners to support the continued development and clinical trials of BDNF and NT-3. The Company also expects to incur substantial funding requirements for, among other things, its research and development activities (including preclinical and clinical testing), validation of its manufacturing facilities, and the acquisition of equipment, and may incur substantial funding requirements for expenses related to the patent interference proceedings and other patent matters. The amount needed to fund operations will also depend on other factors, including the status of competitive products, the success of the Company's research and development programs, the status of patents and other intellectual property rights developments, and the extent and success of any collaborative research programs. The Company expects to incur additional capital expenditures in connection with the renovation and validation of its Rensselaer facility pursuant to its manufacturing agreement with Merck. However, the Company also expects that such expenditures will be substantially reimbursed by Merck, subject to certain conditions. The Company believes that its existing capital resources will enable it to meet operating needs into 1999. No assurance can be given that there will be no change in projected revenues or expenses that would lead to the Company's capital being consumed at a faster rate than currently expected. In order to continue to attempt to assure Regeneron's financial condition and maximize its technological developments for the long-term benefit of shareholders, the Company from time to time seeks additional corporate partners and explores other opportunities to obtain research and development funding. No assurance can be given that such partners or funding will be available or, if available, will be on terms favorable or acceptable to the Company.


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

o Cancellation or termination of material collaborative or licensing agreements could result in loss of research or other funding and have other material adverse effects on the Company and its operations. A change of control of one or more of the Company's material collaborators or licensees could also have a material adverse effect on the Company.

o Competitive or market factors may cause use of the Company's products to be limited or otherwise fail to achieve broad acceptance.

o The ability to obtain, maintain, and prosecute intellectual property rights, and the cost of acquiring in-process technology and other intellectual property rights, either by license, collaboration, or purchase of another entity.

o Difficulties or high costs of obtaining adequate financing to meet the Company's obligations under its collaboration and licensing agreements or to fund 50 percent of the cost of developing product candidates in order to retain 50 percent of the commercialization rights.

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

o Difficulties in obtaining key raw materials and supplies for the manufacture of the Company's product candidates.

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

o Health care reform, including reductions or changes in reimbursement available for prescription medications or other reforms.

o The ability to attract and retain key personnel. As Regeneron's scientific efforts lead to potentially promising new directions, both outside of recombinant protein therapies (into orally active, small molecule pharmaceuticals) and outside of treatments for neurological and neurodegenerative conditions (into, for example, potential programs in cancer, inflammation, muscle disease, angiogenesis, and hematopoiesis), the Company will require additional internal expertise or external collaborations in areas in which it currently does not have substantial resources and personnel.

Impact of the Adoption of Recently Issued Accounting Standards

     In February 1997, the Financial Accounting Standards Board issued Financial Accounting Standard No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 will require the Company to replace the current presentation of "primary" per share data with "basic" and "diluted" per share data. Currently, outstanding common stock equivalents are antidilutive and therefore management estimates that the future adoption of SFAS 128 currently will not have a material impact on the Company's per share data. SFAS 128 will be adopted by the Company for periods ending after December 15, 1997.

Item 8. Financial Statements and Supplementary Data

          The financial statements of the Company required by this item are included herein as exhibits and listed under Item 14.(A)1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.



                                    PART III



Item 10. Directors and Officers of the Registrant


          Information with respect to directors and executive officers is incorporated by reference to the material captioned "Election of Directors," "Executive Officers of the Registrant," and "Compliance with Section 16(b) of the Securities Exchange Act of 1934" in the Regeneron Pharmaceuticals, Inc. Proxy Statement to be filed in connection with solicitation of proxies for its Annual Meeting of Shareholders to be held on June 27, 1997.

Item 11. Executive Compensation

          The information called for by this item is incorporated by reference to the material captioned "Executive Compensation" and "Election of Directors" in the Regeneron Pharmaceuticals, Inc. Proxy Statement to be filed in connection with solicitation of proxies for its Annual Meeting of Shareholders to be held on June 27, 1997.

Item 12. Security Ownership of Certain Beneficial Owners and Management

          The information called for by this item is incorporated by reference to the material captioned "Security Ownership of Management" and "Security Ownership of Certain Beneficial Owners" in the Regeneron Pharmaceuticals, Inc. Proxy Statement to be filed in connection with solicitation of proxies for its Annual Meeting of Shareholders to be held on June 27, 1997.

Item 13. Certain Relationships and Related Transactions

          The information called for by this item is incorporated by reference to the material captioned "Certain Relationships and Related Transactions" in the Regeneron Pharmaceuticals, Inc. Proxy Statement to be filed in connection with solicitation of proxies for its Annual Meeting of Shareholders to be held on June 27, 1997.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(A)  1.   Financial Statements

          The financials statements filed as part of this report are listed on the Index to Financial Statements on page F-1.

     2.   Financial Statement Schedules

     All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.


     3.   Exhibits

  Exhibit
  Number  Description
  ------- -----------

     3.1  (a)   - Restated Certificate of Incorporation of Regeneron
                  Pharmaceuticals, Inc. as at June 21, 1991.
     3.2        - By-Laws of the Company, currently in effect (amended as of
                  January 22, 1995).
     10.1 (b) * - Technology Development Agreement, dated as of March 20, 1989, between the Company and Sumitomo Chemical Company, Limited.
     10.2 (b) * - Neurotrophic Factor Agreement (License Agreement), dated as of
                  May 10, 1988, between the Company and Max Planck Institute fur Psychiatrie.
     10.3 (b) * - Sponsored Research and License Agreement, dated as of June 17,
                  1988, between the Company and Erziehungsdirektion of the Canton Zurich.
     10.4 (b) * - Collaboration Agreement, dated August 31, 1990, between the
                  Company and Amgen Inc.
     10.5 (b)   - 1990 Amended and Restated Long-Term Incentive Plan.
     10.6 (a) * - Neurotrophic Factor Agreement, dated as of May 21, 1991, between the Company and Finn Hallbook, Carlos Fernando Ibanez Molinar, and Hakan Persson.
     10.7 (c) * - License Agreement dated as of November 19, 1991, between the
                  Company and the University of Iowa Research Foundation.
     10.8 (c) * - License Agreement dated as of January 15, 1992, between the
                  Company and Hakan Persson.
     10.9 (c) * - License Agreement dated as of January 24, 1992, between the
                  Company and Rorer Biotechnology, Inc.
     10.10(d) * - Collaborative Development Agreement dated as of September 23,
                   1992, between the Company and American Cyanamid Company. 10.11(d) * - License Agreement dated as of October 7, 1992, between the
                  Company and The Regents of the University of California. 10.12(e) * - Collaboration Agreement dated as of July 22, 1993 between the
                  Company and Glaxo Group Limited.
     10.13(e)  -  Stock Purchase Agreement dated as of July 22, 1993 between the
                  Company and Glaxo Group Limited.
     10.14(e)  -  Contract to Sell Real Estate dated as of July 21, 1993 between the Company and National Council for Community Development
                  Inc.
     10.15(e)  -  Renovation License Agreement dated as of July 22, 1993 between the Company, National Council for Community Development and Sterling Winthrop, Inc.
     10.16(f)  -  Employment Agreement, dated as of September 14, 1993 between the Company and Dr. Leonard S. Schleifer.
     10.17(g)* -  Research and Development Agreement dated as of June 2, 1994 between the Company and Sumitomo Pharmaceuticals Company, Ltd. 10.18(h)* - Manufacturing Agreement dated as of September 18, 1995 between the Company and Merck & Co., Inc.
     10.19(i)  -  Stock and Warrant Purchase Agreement dated as of April 15,
                  1996, between the Company and Amgen Inc.

     10.20 (i) - Warrant Agreement dated as of April 15, 1996, between the
                 Company and Amgen Inc.
     10.21 (i) - Registration Rights Agreement dated as of April 15, 1996, between the Company and Amgen Inc.
     10.22 (i) - Stock and Warrant Purchase Agreement dated as of June 27, 1996, between the Company and Medtronic, Inc.
     10.23 (i) - Warrant Agreement dated as of June 27, 1996, between the
                 Company and Medtronic, Inc.
     10.24 (i) - Registration Rights Agreement dated as of June 27, 1996, between the Company and Medtronic, Inc.
     10.25 (i) - Assignment and Assumption Agreement dated as of June 27, 1996, between the Company and Medtronic, Inc.
     10.26 (j) - Certificate of Amendment of the Restated Certificate of
                 Incorporation of Regeneron Pharmaceuticals, Inc., as at
                 October 18, 1996.
     10.27 (k) - Rights Agreement, dated as of September 20, 1996, between
                 Regeneron Pharmaceuticals, Inc. and ChaseMellon Shareholder
                 Services L.L.C., as Rights Agent, including the form of Rights
                 Certificate as Exhibit B thereto.
     10.28 (j) - Letter of Resignation of James W. Fordyce, Director, dated
                 October 1, 1996.
     10.29     - Stock Purchase Agreement dated as of December 11, 1996, between the Company and Procter & Gamble Pharmaceuticals, Inc.
     10.30     - Registration Rights Agreement dated as of December 11, 1996, between the Company and Procter & Gamble Pharmaceuticals, Inc.
     10.31 *  -  Collaboration Agreement dated as of December 11, 1996, between the Company and Procter & Gamble Pharmaceuticals, Inc.
     11       -  Statement of Computation of Loss per Share.
     23.1     -  Consent of Coopers & Lybrand L.L.P.
     23.2     -  Consent of Ernst & Young LLP, Independent Auditors
     24       - Power of Attorney
     27       - Financial Statement Data
--------------------------------------------------------------------------------

     (a) Incorporated by reference from the Form 10-Q of Regeneron Pharmaceuticals, Inc. for the quarter ended June 30,1991, filed August 13, 1991.

     (b) Incorporated by reference from the Company's registration statement on Form S-1 (file number 33-39043).

     (c) Incorporated by reference from the Form 10-K for Regeneron Pharmaceuticals, Inc. for the fiscal year ended December 31, 1991, filed March 30, 1992.

     (d) Incorporated by reference from the Form 10-K for Regeneron Pharmaceuticals, Inc. for the fiscal year ended December 31, 1992, filed March 30, 1993.

     (e) Incorporated by reference from the Form 10-Q of Regeneron Pharmaceuticals, Inc. for the quarter ended June 30,1993, filed July 22, 1993.


     (f) Incorporated by reference from the Form 10-Q of Regeneron Pharmaceuticals, Inc. for the quarter ended September 30,1993, filed November 12, 1993.

     (g) Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc. for the quarter ended September 30, 1994, filed November 14, 1994.

     (h) Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc. for the quarter ended September 30, 1995, filed November 14, 1995.

     (i) Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc. for the quarter ended June 30, 1996, filed August 14, 1996.

     (j) Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc. for the quarter ended September 30, 1996, filed November 5, 1996.

     (k) Incorporated by reference from the Form 8-A for Regeneron Pharmaceuticals, Inc. filed October 15, 1996.



     * Portions of this document have been omitted and filed separately with the Commission pursuant to requests for confidential treatment pursuant to Rule 24b-2.


(B)  Reports on Form 8-K

     No report on Form 8-K was filed by the Registrant during the year ended December 31, 1996.

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   New York, New York
         March 26, 1997
                                   REGENERON PHARMACEUTICALS, INC.



                                   By:/s/ LEONARD S. SCHLEIFER
                                      -----------------------------------------
                                          Leonard S. Schleifer, M.D., Ph.D.
                                          President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant in the capacities indicated on March 26, 1997.

              Signature                                     Title
              ---------                                     -----

/s/ LEONARD S. SCHLEIFER,                 President, Chief Executive Officer,
------------------------------------      and Director
    Leonard S. Schleifer, M.D., Ph.D.


/s/ MURRAY A. GOLDBERG                    Vice President, Finance &
------------------------------------      Administration, Chief Financial
    Murray A. Goldberg                    Officer, and Treasurer (Principal
                                          Financial Officer)


/s/ BEVERLY C. DUBS                       Controller and Assistant Treasurer
------------------------------------      (Chief Accounting Officer)
    Beverly C. Dubs

                  *                       Chairman of the Board
------------------------------------
    P. Roy Vagelos, M.D.

                  *                       Director
------------------------------------
    Charles A. Baker

                  *                       Director
------------------------------------
    Michael S. Brown, M.D.

                  *                       Director
------------------------------------
    Alfred G. Gilman, M.D., Ph.D.

                  *                       Director
------------------------------------
    Joseph L. Goldstein, M.D.

                  *                       Director
------------------------------------
    Fred A. Middleton

                  *                       Director
------------------------------------
    Eric M. Shooter, Ph.D.


                  *                       Director
------------------------------------
    George L. Sing


*By    /s/  PAUL LUBETKIN
------------------------------------
            Paul Lubetkin
           (Attorney-in-Fact)

                         REGENERON PHARMACEUTICALS, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                         Page
Regeneron Pharmaceuticals, Inc.                                         Numbers
                                                                        -------

     Report of Independent Accountants                                    F-2

     Balance Sheets at December 31, 1996 and 1995                         F-3

     Statements of Operations for the years ended
          December 31, 1996, 1995  and 1994                               F-4

     Statements of Stockholders' Equity for the years
          ended December 31, 1996, 1995 and 1994                          F-5

     Statements of Cash Flows for the years ended
          December 31, 1996, 1995 and 1994                                F-6

     Notes to Financial Statements                                 F-7 to F-18

Amgen-Regeneron Partners

     Report of Ernst & Young LLP, Independent Auditors                    F-20

     Balance Sheets at December 31, 1996 and 1995                         F-21

     Statements of Operations for the years ended
          December 31, 1996, 1995 and 1994                                F-22

     Statements of Changes in Partners' Capital for
          the years ended December 31, 1996,  1995 and 1994               F-23

     Statements of Cash Flows for the years ended
          December 31, 1996, 1995 and 1994                                F-24

     Notes to Financial Statements                                F-25 to F-27





================================================================================

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Regeneron Pharmaceuticals, Inc.:

     We have audited the accompanying balance sheets of REGENERON PHARMACEUTICALS, INC. (the "Company") as of December 31, 1996, and 1995, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Amgen-Regeneron Partners (the "Partnership"), an entity which is fifty percent owned by the Company, as of December 31, 1996 and 1995 or for each of the three years in the period ended December 31, 1996. The Company's investment in the Partnership is accounted for in accordance with the equity method of accounting and constitutes one percent of the Company's total assets at December 31, 1996 and 1995, respectively. For the years ended December 31, 1996, 1995 and 1994 the Company recorded its pro rata share of the Partnership's net loss of approximately $14.3 million, $13.8 million, and $9.8 million, respectively. The Partnership's financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the Partnership, is based solely on the report of the other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

         In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                                        COOPERS & LYBRAND L.L.P.

New York, New York
February 14, 1997,
except for the second
paragraph of Note8(e)

for which the date is
March 19, 1997


================================================================================
                                       F-2

                         REGENERON PHARMACEUTICALS, INC.
                                 BALANCE SHEETS
                           December 31, 1996 and 1995

                                                                                                 1996                1995
                                     ASSETS                                                   ------------        -----------
Current assets
    Cash and cash equivalents                                                                  $34,475,060        $32,736,026
    Marketable securities                                                                       45,587,404         13,417,634
    Receivable due from Sumitomo Pharmaceuticals Company, Ltd.                                   2,072,455          1,749,062
    Receivable due from Merck & Co., Inc.                                                        1,816,056            271,630
    Receivable due from Amgen-Regeneron Partners                                                   446,269            668,990
    Prepaid expenses and other current assets                                                      611,435            359,111
                                                                                           ----------------    ---------------
       Total current assets                                                                     85,008,679         49,202,453

Marketable securities                                                                           16,965,302         13,468,350
Investment in Amgen-Regeneron Partners                                                           1,205,299          1,273,538
Property, plant and equipment, at cost, net of accumulated depreciation
    and amortization                                                                            34,297,843         27,870,720
Other assets                                                                                       104,731          1,996,284
                                                                                           ----------------    ---------------
       Total assets                                                                           $137,581,854        $93,811,345
                                                                                           ================    ===============

                      LIABILITIES and STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable and accrued expenses                                                       $4,357,145         $6,289,832
    Capital lease obligations, current portion                                                   3,505,221          3,408,090
    Note payable, current portion                                                                   77,684             83,444
    Deferred revenue, current portion                                                            4,108,412          3,166,665
                                                                                           ----------------    ---------------
       Total current liabilities                                                                12,048,462         12,948,031

Capital lease obligations                                                                        3,400,015          4,152,100
Note payable                                                                                     1,748,082          1,825,766
Other liabilities                                                                                  183,426            103,374

Deferred revenue                                                                                13,270,870          6,925,625

Commitments and contingencies (Notes 7, 8, and 9)


Stockholders' equity
    Preferred stock, $.01 par value; 30,000,000 shares authorized; issued and outstanding - none
    Class A Stock, convertible, $.001 par value; 40,000,000 shares authorized;
         4,355,994 shares issued and outstanding in 1996
         5,403,923 shares issued and 5,386,850 outstanding in 1995                                   4,356              5,404
   Common Stock, $.001 par value; 60,000,000 shares authorized;
        21,319,896 shares issued and outstanding in 1996
        16,465,429 shares issued and outstanding in 1995                                            21,320             16,465
    Additional paid-in capital                                                                 264,742,236        193,594,141
    Unearned compensation                                                                       (1,080,000)        (1,440,000)
    Accumulated deficit                                                                       (157,029,112)      (124,605,334)
    Net unrealized gain on marketable securities                                                   272,199            285,940
                                                                                           ----------------    ---------------
                                                                                               106,930,999         67,856,616
    Less, Class A Stock held in treasury, at cost: none in 1996; 17,073 shares in 1995              -                    (167)
                                                                                           ----------------    ---------------
       Total stockholders' equity                                                              106,930,999         67,856,449
                                                                                           ----------------    ---------------
       Total liabilities and stockholders' equity                                             $137,581,854        $93,811,345
                                                                                           ================    ===============

    The accompanying notes are an integral part of the financial statements.

                         REGENERON PHARMACEUTICALS, INC.
                            STATEMENTS OF OPERATIONS
              for the years ended December 31, 1996, 1995, and 1994


                                                                 1996                    1995                   1994
                                                          --------------------    --------------------   ---------------------
Revenues
     Contract research and development                            $17,302,473             $23,247,002            $19,606,292
     Investment income                                              4,360,065               2,997,180              2,585,465
     Contract manufacturing                                         2,451,424               1,140,321
     Research progress payments                                                                                    1,000,000
                                                          --------------------    --------------------   --------------------
                                                                   24,113,962              27,384,503             23,191,757
                                                          --------------------    --------------------   --------------------


Expenses
     Research and development                                      28,268,798              23,310,088             30,874,437
     Loss in Amgen-Regeneron Partners                              14,250,239              13,804,777              9,794,237
     General and administrative                                     5,879,975               5,764,397              7,529,136
     Depreciation and amortization                                  6,083,845               5,885,699              4,245,686
     Contract manufacturing                                         1,115,259                  72,059

     Interest                                                         939,624               1,204,757              1,403,001
     Other                                                                                    850,000
                                                          --------------------    --------------------   --------------------
                                                                   56,537,740              50,891,777             53,846,497
                                                          --------------------    --------------------   --------------------

Net loss                                                        ($32,423,778)           ($23,507,274)          ($30,654,740)
                                                          ====================    ====================   ====================



Net loss per share                                                    ($1.33)                 ($1.19)                ($1.62)
                                                          ====================    ====================   ====================


Weighted average number of Common
     and Class A shares outstanding                                24,463,516              19,768,466             18,866,993
                                                          ====================    ====================   ====================

    The accompanying notes are an integral part of the financial statements.

                         REGENERON PHARMACEUTICALS, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
             for the years ended December 31, 1996, 1995, and 1994




                                                             Class A Stock              Common Stock              Additional
                                                 -------------------------------- ---------------------------       Paid-in
                                                      Shares             Amount      Shares         Amount          Capital
                                                 --------------  ---------------  -------------- ------------   -------------

         Balance, December 31, 1993                   6,559,017       $6,559      $12,312,035        $12,312    $168,812,770

Issuance of Common Stock in connection
     with services rendered                                                            25,000             25          99,975
Conversion of Class A Stock to
     Common Stock                                      (933,052)        (933)         933,052            933
Net loss, 1994
Change in net unrealized gain (loss)
     on marketable securities
                                                      ---------    ---------    -------------     ----------   -------------
         Balance, December 31, 1994                   5,625,965        5,626       13,270,087         13,270     168,912,745


Issuance of Common Stock for cash of
     $300,000 and services to be rendered                                             600,000            600       2,099,400
Amortization of unearned compensation
Issuance of Common Stock in a public
     offering at $10.50 per share                                                   2,300,000          2,300      24,147,700
Cost associated with issuance of
     equity securities                                                                                            (1,895,961)
Issuance of Common Stock in connection
     with exercise of stock options                                                    73,300             73         330,257
Conversion of Class A Stock to
     Common Stock                                      (222,042)        (222)         222,042            222
Purchase of treasury stock
Net loss, 1995
Change in net unrealized gain (loss)
     on marketable securities
                                                      ---------    ---------    -------------     ----------   -------------
         Balance, December 31, 1995                   5,403,923        5,404       16,465,429         16,465     193,594,141

Issuance of Common Stock for settlement of
     an obligation                                                                    153,017            153       1,999,847
Amortization of unearned compensation
Issuance of equity securities in private placements                                 3,460,500          3,461      57,996,539
Amounts received in connection with the Stock
     Purchase Agreement with Procter & Gamble                                                                     10,000,000
Cost associated with issuance of
     equity securities                                                                                              (205,025)
Issuance of Common Stock in connection
     with exercise of stock options                                                   210,094            210       1,356,884
Conversion of Class A Stock to
     Common Stock                                    (1,030,856)      (1,031)       1,030,856          1,031
Retirement of treasury stock                            (17,073)         (17)                                           (150)
Net loss, 1996
Change in net unrealized gain (loss)
     on marketable securities
---------------------------------------------------------------------------------------------------------------------------
         Balance, December 31, 1996                   4,355,994       $4,356       21,319,896        $21,320    $264,742,236
===========================================================================================================================

                                                                                                       Net Unrealized
                                                                                                       Gain (Loss) on
                                                          Unearned             Accumulated               Marketable
                                                         Compensation           Deficit                  Securities
                                                         --------------   ----------------------     -----------------
         Balance, December 31, 1993                                          ($70,443,320)

Issuance of Common Stock in connection
     with services rendered
Conversion of Class A Stock to
     Common Stock
Net loss, 1994                                                                (30,654,740)
Change in net unrealized gain (loss)
     on marketable securities                                                                           ($762,852)

                                                     -------------          -------------           -------------
         Balance, December 31, 1994                                          (101,098,060)               (762,852)

Issuance of Common Stock for cash of
     $300,000 and services to be rendered              ($1,800,000)
Amortization of unearned compensation                      360,000
Issuance of Common Stock in a public
     offering at $10.50 per share
Cost associated with issuance of
     equity securities
Issuance of Common Stock in connection
     with exercise of stock options
Conversion of Class A Stock to
     Common Stock
Purchase of treasury stock
Net loss, 1995                                                                (23,507,274)
Change in net unrealized gain (loss)
     on marketable securities                                                                           1,048,792
                                                     -------------          -------------           -------------
         Balance, December 31, 1995                     (1,440,000)          (124,605,334)                285,940

Issuance of Common Stock for settlement of
     an obligation
Amortization of unearned compensation                      360,000
Issuance of equity securities in private placements
Amounts received in connection with the Stock
     Purchase Agreement with Procter & Gamble
Cost associated with issuance of
     equity securities
Issuance of Common Stock in connection
     with exercise of stock options
Conversion of Class A Stock to
     Common Stock
Retirement of treasury stock
Net loss, 1996                                                                (32,423,778)
Change in net unrealized gain (loss)
     on marketable securities                                                                             (13,741)
                                       --------------------------------------------------------------------------------------
         Balance, December 31, 1996                    ($1,080,000)         ($157,029,112)               $272,199
                                       ======================================================================================


                                                           Class A Stock
                                                         Held in Treasury                  Total
                                                    ---------------------------      Stockholders'
                                                      Shares         Amount              Equity
                                                    --------------  -----------  --------------------

         Balance, December 31, 1993                         16,559      ($162)       $98,388,159

Issuance of Common Stock in connection
     with services rendered                                                              100,000

Conversion of Class A Stock to
     Common Stock
Net loss, 1994                                                                       (30,654,740)
Change in net unrealized gain (loss)
     on marketable securities                                                           (762,852)
                                                     -------------   --------      -------------
         Balance, December 31, 1994                         16,559       (162)        67,070,567

Issuance of Common Stock for cash of
     $300,000 and services to be rendered                                                300,000
Amortization of unearned compensation                                                    360,000
Issuance of Common Stock in a public
     offering at $10.50 per share                                                     24,150,000
Cost associated with issuance of
     equity securities                                                                (1,895,961)
Issuance of Common Stock in connection
     with exercise of stock options                                                      330,330
Conversion of Class A Stock to
     Common Stock
Purchase of treasury stock                                     514         (5)                (5)
Net loss, 1995                                                                       (23,507,274)
Change in net unrealized gain (loss)
     on marketable securities                                                          1,048,792
                                                     -------------   --------      -------------
         Balance, December 31, 1995                         17,073       (167)        67,856,449

Issuance of Common Stock for settlement of
     an obligation                                                                     2,000,000
Amortization of unearned compensation                                                    360,000
Issuance of equity securities in private placement                                    58,000,000
Amounts received in connection with the Stock
     Purchase Agreement with Procter & Gamble                                         10,000,000
Cost associated with issuance of
     equity securities                                                                  (205,025)
Issuance of Common Stock in connection
     with exercise of stock options                                                    1,357,094
Conversion of Class A Stock to
     Common Stock
Retirement of treasury stock                               (17,073)      (167)
Net loss, 1996                                                                       (32,423,778)
Change in net unrealized gain (loss)
     on marketable securities                                                            (13,741)
                                              --------------------------------------------------

         Balance, December 31, 1996                           --         --        $ 106,930,999
                                              ==================================================

The accompanying notes are an integral part of the financial statements.
===============================================================================

                         REGENERON PHARMACEUTICALS, INC.
                            STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1996, 1995, and 1994
                Increase (Decrease) in Cash and Cash Equivalents

                                                                                           1996                      1995
                                                                                           ----                      ----
Cash flows from operating activities
    Net loss                                                                                ($32,423,778)             ($23,507,274)
                                                                                   ----------------------    ----------------------
    Adjustments to reconcile net loss to net cash
         used in operating activities
             Share of net loss of Amgen-Regeneron Partners                                    14,250,239                13,804,777
             Depreciation and amortization                                                     6,083,845                 5,905,791
             Amortization of lease incentive                                                                               (50,300)
             Loss on sales of marketable securities
             Stock issued in consideration for services rendered                                 360,000                   360,000
             Changes in assets and liabilities
                  Decrease (increase) in amounts due from Amgen-Regeneron Partners               222,721                   324,664
                  Increase in amounts due from Sumitomo Pharmaceuticals Co., Ltd.               (323,393)               (1,749,062)
                  Increase in amounts due from Merck & Co., Inc.                              (1,544,426)                 (271,630)
                  Increase in investment in Amgen-Regeneron Partners                         (14,182,000)              (13,422,000)
                  Decrease in prepaid expenses and other assets                                  356,353                    26,182
                  Increase in deferred revenue                                                 7,286,992                   842,288
                  Decrease in accounts payable, accrued expenses,
                      and other liabilities                                                     (368,427)                 (502,203)
                                                                                   ----------------------    ----------------------
                             Total adjustments                                                12,141,904                 5,268,507
                                                                                   ----------------------    ----------------------
                  Net cash used in operating activities                                      (20,281,874)              (18,238,767)
                                                                                   ----------------------    ----------------------


Cash flows from investing activities
    Purchase of marketable securities                                                        (74,606,782)              (28,084,233)
    Sale of marketable securities                                                             38,926,319                38,816,383
    Capital expenditures                                                                      (8,622,133)               (3,342,040)
                                                                                   ----------------------    ----------------------
                  Net cash (used in) provided by  investing activities                       (44,302,596)                7,390,110
                                                                                   ----------------------    ----------------------

Cash flows from financing activities
    Net proceeds from the issuance of equity securities                                       69,963,916                23,222,522
    Proceeds from note payable
    Principal payments on note payable                                                           (83,444)                  (90,790)
    Capital lease payments                                                                    (3,556,968)               (3,192,958)
    Purchase of treasury stock                                                                                                  (5)
                                                                                   ----------------------    ----------------------
                  Net cash provided by (used in) financing activities                         66,323,504                19,938,769
                                                                                   ----------------------    ----------------------
                  Net increase in cash and cash equivalents                                    1,739,034                 9,090,112
                                                                                   ----------------------    ----------------------
Cash and cash equivalents at beginning of year                                                32,736,026                23,645,914
                                                                                   ----------------------    ----------------------
                  Cash and cash equivalents at end of year                                   $34,475,060               $32,736,026
                                                                                   ======================    ======================


Supplemental disclosure of cash flow information
    Cash paid for interest                                                                      $859,572                $1,101,383
                                                                                   ======================    ======================

                                                                                           1994
                                                                                           ----
Cash flows from operating activities
    Net loss                                                                                ($30,654,740)
                                                                                   ----------------------
    Adjustments to reconcile net loss to net cash
         used in operating activities
             Share of net loss of Amgen-Regeneron Partners                                     9,794,237
             Depreciation and amortization                                                     4,245,686
             Amortization of lease incentive                                                    (150,888)
             Loss on sales of marketable securities                                              315,384
             Stock issued in consideration for services rendered                                 100,000
             Changes in assets and liabilities
                  Decrease (increase) in amounts due from Amgen-Regeneron Partners              (429,863)
                  Increase in amounts due from Sumitomo Pharmaceuticals Co., Ltd.
                  Increase in amounts due from Merck & Co., Inc.
                  Increase in investment in Amgen-Regeneron Partners                         (11,218,345)
                  Decrease in prepaid expenses and other assets                                1,330,298
                  Increase in deferred revenue                                                 8,416,669
                  Decrease in accounts payable, accrued expenses,
                      and other liabilities                                                   (2,267,256)
                                                                                   ----------------------

                             Total adjustments                                                10,135,922
                                                                                   ----------------------
                  Net cash used in operating activities                                      (20,518,818)
                                                                                   ----------------------

Cash flows from investing activities
    Purchase of marketable securities                                                        (22,526,927)
    Sale of marketable securities                                                             61,341,406
    Capital expenditures                                                                      (6,948,027)
                                                                                   ----------------------
                  Net cash (used in) provided by  investing activities                        31,866,452
                                                                                   ----------------------

Cash flows from financing activities
    Net proceeds from the issuance of equity securities
    Proceeds from note payable                                                                 2,000,000
    Principal payments on note payable
    Capital lease payments                                                                    (2,234,735)
    Purchase of treasury stock
                                                                                   ----------------------
                  Net cash provided by (used in) financing activities                           (234,735)
                                                                                   ----------------------
                  Net increase in cash and cash equivalents                                   11,112,899
                                                                                   ----------------------
Cash and cash equivalents at beginning of year                                                12,533,015
                                                                                   ----------------------
                  Cash and cash equivalents at end of year                                   $23,645,914
                                                                                   ======================


Supplemental disclosure of cash flow information
    Cash paid for interest                                                                    $1,403,001
                                                                                   ======================

    The accompanying notes are an integral part of the financial statements.

================================================================================

                         REGENERON PHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
              for the years ended December 31, 1996, 1995, and 1994


1.   Organization and Business

         Regeneron Pharmaceuticals, Inc. (the "Company") was incorporated in January 1988 in the State of New York. The Company is engaged in research and development programs to discover and commercialize therapeutics to treat human disorders and conditions. The Company's facilities are located in New York. The Company's business is subject to certain risks including, but not limited to uncertainities relating to conducting pharmaceutical research, obtaining regulatory approvals, commercializing products, and obtaining and enforcing patents.

2.   Summary of Significant Accounting Policies

         Property, Plant and Equipment
         Property, plant, and equipment are stated at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets. Expenditures for maintenance and repairs which do not materially extend the useful lives of the assets are charged to expense as incurred. The cost and accumulated depreciation or amortization of assets retired or sold are removed from the respective accounts, and any gain or loss is recognized in operations. The estimated useful lives of property, plant, and equipment are as follows:

         Building and improvements                   30 years
         Leasehold improvements                      Life of lease
         Laboratory and computer equipment           3-5 years
         Furniture and fixtures                      5 years

         Cash and Cash Equivalents
         For purposes of the statement of cash flows and the balance sheet, the Company considers all highly liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents. The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

         Revenue Recognition
         Revenue from contract research and development and contract manufacturing is recognized as the related services are performed by the Company, provided the collection of the resulting receivable is probable. In situations where the Company receives payments in advance of the performance of services, such amounts are deferred and recognized as revenue as the related services are performed.

         Net  Loss Per Share
         Net loss per share is computed on the basis of the net loss for the period divided by the weighted average number of shares of Common Stock and Class A Stock outstanding during the period. The net loss per share for all periods presented excludes the number of shares issuable upon exercise of outstanding stock options and warrants since such inclusion would be anti-dilutive.


         Income Taxes
         The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires that the Company recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined on the basis of the difference between the tax basis of assets and liabilities and their respective financial reporting amounts ("temporary differences") at enacted tax rates in effect for the years in which the differences are expected to reverse.

         Concentrations of Credit Risk
         Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents, marketable securities, and receivables from Amgen-Regeneron Partners, Sumitomo Pharmaceuticals Company, Ltd., and Merck & Co., Inc. The Company generally invests its excess cash in obligations of the U.S. government and its agencies, bank deposits, and investment grade debt securities issued by corporations, governments, and financial institutions. The Company has established guidelines that relate to credit quality, diversification, and maturity and that limit exposure to any one issue of securities.

                         REGENERON PHARMACEUTICALS, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

         Risks and Uncertainties
         The Company has had no product sales and there is no assurance that the Company's research and development efforts will be successful, that the Company will ever have commercially approved products, or that the Company will achieve significant sales of any such products. The Company has incurred net losses and negative cash flows from operations since its inception, and revenues to date have been limited to payments for research from four collaborators and for contract manufacturing from one pharmaceutical company and investment income (see Notes 8 and 9). In addition, the Company operates in an environment of rapid change in technology and is dependent upon the services of its employees, consultants, and collaborators.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         Stock-based Employee Compensation
         The accompanying financial position and results of operations of the Company have been prepared in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"). Under APB No. 25, generally, no compensation expense is recognized in the accompanying financial statements in connection with the awarding of stock option grants to employees provided that, as of the grant date, all terms associated with the award are fixed and the quoted market price of the Company's stock, as of the grant date, is equal to or less than the amount an employee must pay to acquire the stock as defined.

         Disclosures required by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), including pro forma operating results had the Company prepared its financial statements in accordance with the fair value based method of accounting for stock-based compensation, have been included in Note 10.

         Impact of the Adoption of Recently Issued Accounting Standards
         In February 1997, the Financial Accounting Standards Board issued Financial Accounting Standard No. 128. "Earnings Per Share" ("SFAS 128"). SFAS 128 will require the Company to replace the current presentation of "primary" per share data with "basic" and "diluted" per share data. Currently, outstanding common stock equivalents are antidilutive and therefore management estimates that the future adoption of SFAS 128 currently will not have a material impact on the Company's per share data. SFAS 128 will be adopted by the Company for periods ending after December 15, 1997.

         Statement of Cash Flows
         Supplemental disclosure of noncash investing and financing activities:

         Capital lease obligations of approximately $2.9 million, $0.4 million, and $5.1 million were incurred when the Company acquired new equipment in 1996, 1995, and 1994, respectively.

         During January 1995, the Company issued 600,000 restricted shares of Common Stock ("Restricted Shares"), in consideration for $0.3 million and services to be rendered, in connection with an agreement with the Chairman of the Board of Directors. The difference between the fair market value of the Common Stock on the date the agreement was signed and the purchase price of the Restricted Shares was $1.8 million which the Company is recognizing as compensation expense on a pro rata basis over five years as the restriction on the Restricted Shares lapses.

         During 1994, the Company issued 25,000 shares of Common Stock to a financial advisor as compensation for services rendered to the Company. The fair market value of such shares at the date of issuance was $0.1 million.

         Included in accounts payable and accrued expenses at December 31, 1996 and 1995 were approximately $0.8 million and $1.1 million of capital expenditures. Included in accounts payable and accrued expenses at December 31, 1995 were $0.3 million of costs incurred in connection with the Company's sale of Common Stock.

         Reclassifications
         Certain reclassifications have been made to the financial statements for 1995 and 1994 in order to conform with the current year's presentation.


3.   Marketable Securities

         The Company considers its marketable securities to be

"available-for-sale," as defined by Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), and, accordingly, unrealized holding gains and losses are excluded from operations and reported as a net amount in a separate component of stockholders' equity.

                         REGENERON PHARMACEUTICALS, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)


         The following tables summarize the amortized cost basis of marketable securities, the aggregate fair value of marketable securities, and gross unrealized holding gains and losses at December 31, 1996 and 1995:

                                                                                 Unrealized
                                                                                   Holding
                                              Amortized       Fair                 -------
At December 31, 1996                          Cost Basis      Value      Gains     (Losses)     Net
--------------------                          ----------      -----      -----     --------     ---
Maturities within one year
   Corporate debt securities                 $7,120,080   $7,145,700     $28,363     $(2,743)    $25,620
   U.S. Government securities                38,205,193   38,441,704     257,096     (20,585)    236,511
                                             ----------   ----------  ----------  ----------  ----------
                                             45,325,273   45,587,404     285,459     (23,328)    262,131
                                             ----------   ----------  ----------  ----------  ----------
Maturities between one and three years
   Corporate debt securities                 10,982,405   10,994,489      16,411      (4,327)     12,084
   U.S. Government securities                 5,972,829    5,970,813      26,253     (28,269)     (2,016)
                                             ----------   ----------  ----------  ----------  ----------
                                             16,955,234   16,965,302      42,664     (32,596)     10,068
                                             ----------   ----------  ----------  ----------  ----------
                                            $62,280,507  $62,552,706    $328,123    $(55,924)   $272,199
                                             ==========   ==========  ==========  ==========  ==========

At December 31, 1995
Maturities within one year
   Corporate debt securities                 $6,190,186   $6,244,035     $53,849     $    --     $53,849
   U.S. Government securities                 7,059,037    7,173,599     139,016     (24,454)    114,562
                                             ----------   ----------  ----------  ----------  ----------
                                             13,249,223   13,417,634     192,865     (24,454)    168,411
                                             ----------   ----------  ----------  ----------  ----------
Maturities between one and three years
   Corporate debt securities                  6,028,051    6,141,731     113,680      ---        113,680
   U.S. Government securities                 7,322,770    7,326,619      13,767      (9,918)      3,849
                                             ----------   ----------  ----------  ----------  ----------

                                             13,350,821   13,468,350     127,447      (9,918)    117,529
                                             ----------   ----------  ----------  ----------  ----------
                                            $26,600,044  $26,885,984    $320,312    ($34,372)    285,940
                                             ==========   ==========  ==========  ==========  ==========



         The aggregate net unrealized gain has been included as an increase to stockholders' equity at December 31, 1996 and 1995.

         Realized gains and losses are included as a component of investment income. For the years ended December 31, 1996, 1995 and 1994, gross realized gains and losses were not significant. In computing realized gains and losses, the Company computes the cost of its investments on a specific identification basis. Such cost includes the direct costs to acquire the securities, adjusted for the amortization of any discount or premium. The fair value of marketable securities has been estimated based on quoted market prices.

4.  Property, Plant, and Equipment

         Property, plant, and equipment as of December 31, 1996 and 1995 consist of the following:

                                                       1996             1995
                                                       ----             ----
Land                                             $    474,501    $     474,501
Building and improvements                          22,573,914       16,300,026
Leasehold improvements                              6,165,487        6,147,652
Construction in progress                            6,131,873        3,885,730
Laboratory equipment                               17,248,902       14,931,715
Furniture, fixtures, and computer equipment           906,948          533,929
                                                  ------------     ------------
                                                   53,501,625       42,273,553
Less, accumulated depreciation and amortization   (19,203,782)     (14,402,833)
                                                  ------------     ------------
                                                  $34,297,843      $27,870,720
                                                  ============     ============


         Depreciation and amortization expense on property, plant, and equipment amounted to approximately $4.8 million, $4.6 million, and $3.9 million for the years ended December 31, 1996, 1995, and 1994, respectively.

                  REGENERON PHARMACEUTICALS, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)


5.  Accounts Payable and Accrued Expenses

         Accounts payable and accrued expenses as of December 31, 1996 and 1995 consist of the following:

                                               1996             1995
                                               ----             ----

Accounts payable                          $ 2,178,308      $ 3,240,050
Accrued payroll and related costs           1,047,812        1,054,626
Accrued clinical trial expense                319,500          350,000
Accrued litigation settlement                   -- --          850,000
Accrued expenses, other                       389,062          299,412
Deferred compensation                         422,463          495,744
                                          -----------      -----------
                                          $ 4,357,145      $ 6,289,832
                                          ===========      ===========


6.  Stockholders' Equity

         The Company's Amended Certificate of Incorporation (the "Amendments") provides for the issuance of up to 40 million shares of Class A Stock, par value $0.001 per share, and 60 million shares of Common Stock, par value $0.001 per share. Each share of Class A Stock is convertible, at any time, at the option of the holder into shares of Common Stock on a share-for-share basis and holders of Class A Stock have rights and privileges identical to Common Stockholders except that Class A Stockholders are entitled to ten votes per share while Common Stockholders are entitled to one vote per share. Class A Stock may only be transferred to specified Permitted Transferees, as defined. The Amendments also provide for the Company's Board of Directors (the "Board") to issue preferred stock, par value $.01 per share, authorized 30 million shares, in series, with rights, privileges, and qualifications of each series determined by the Board.

         During January 1995, the Company entered into an agreement with the Chairman of the Board. As partial consideration for services to be rendered, the agreement provided for the Company to sell the Chairman 600,000 restricted shares of Common Stock ("Restricted Shares"), in consideration for $0.3 million, and to grant 285,000 stock options. The Restricted Shares are nontransferable with such restriction lapsing ratably over a five year period. In accordance with generally accepted accounting principles, the Company is recognizing compensation expense for the difference between the fair market value of the Common Stock on the date the agreement was signed and the purchase price of the Restricted Shares on a pro rata basis over five years as the restriction on the Restricted Shares lapses. The unamortized balance of unearned compensation at December 31, 1996 (approximately $1.1 million) has been included as a reduction to stockholders' equity. For the years ended December 31, 1996 and 1995, the Company recognized compensation expense of approximately $0.4 million in each year. The stock options, which have been issued under the Company's Amended and Restated 1990 Long-Term Incentive Plan, entitle the holder to purchase an equal number of shares of Common Stock at a per share price of $3.50, the fair market value of the Common Stock on the date of grant. The options vest over a five year period.


         During April 1996, Amgen Inc. purchased from the Company 3 million shares of Common Stock and 700,000 warrants for $48.0 million. The warrants have an exercise price of $16 per share, are fully exercisable, expire on April 15, 2001, and are subject to anti-dilution provisions, and other defined adjustments.

         During June 1996, Medtronic, Inc. purchased from the Company 460,500 shares of Common Stock and 107,400 warrants for $10.0 million. The warrants have an exercise price of $21.72 per share, are fully exercisable, expire on June 26, 2001, and are subject to anti-dilution provisions and other defined adjustments.

         During September 1996, the Company announced that it adopted a Shareholder Rights Plan in which Rights were distributed as a dividend at the rate of one Right for each share of Common Stock and Class A Stock (collectively, "Stock") held by shareholders of record as of the close of business on October 18, 1996. Each Right initially entitles the registered holder to buy a unit ("Unit") consisting of one-one thousandth of a share of Series A Junior Participating Preferred Stock ("A Preferred Stock") at a purchase price of $120 per Unit (the "Purchase Price"). Initially the Rights were attached to all Stock certificates representing shares then outstanding, and no separate Rights certificate were distributed. The Rights will separate from the Stock and a "distribution date" will occur upon the earlier of (i) ten days after a public announcement that a person or group of affiliated or associated persons, excluding certain defined persons, (an "Acquiring Person") has acquired, or has obtained the right to acquire, beneficial ownership of 20% or more of the outstanding shares of Stock or (ii) ten business days following the commencement of a tender offer or exchange offer that would result in a person or group beneficially owning

                  REGENERON PHARMACEUTICALS, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

20% or more of such outstanding shares of Stock. The Rights are not exercisable unless a distribution date occurs and will expire at the close of business on October 18, 2006 unless earlier redeemed by the Company, subject to certain defined restrictions, for $.01 per Right. In the event that an Acquiring Person becomes the beneficial owner of 20% or more of the then outstanding shares of Stock (unless such acquisition is made pursuant to a tender or exchange offer for all outstanding shares of the Company, at a price determined by a majority of the independent directors of the Company who are not representatives, nominees, affiliates, associates of an Acquiring Person to be fair and otherwise in the best interest of the Company and its shareholders after receiving advice from one or more investment banking firms), each Right will entitle the holder to purchase, at the Right's then current exercise price, common shares (or, in certain circumstances, cash, property or other securities of the Company) having a value twice the Right's Exercise Price. The Right's Exercise Price is the Purchase Price times the number of shares of Common Stock associated with each Right (initially, one). Upon the occurrence of any such events, the Rights held by an Acquiring Person become null and void. In certain circumstances, a Right entitles the holder to receive, upon exercise, shares of common stock of an acquiring company having a value equal to two times the Right's Exercise Price.

         As a result of the Shareholder Rights Plan, the Company's Board designated 100,000 shares of preferred stock as A Preferred Stock. The A Preferred Stock has certain preferences, as defined.

         In November 1996, the Company's Board authorized the retirement of 17,073 shares of Class A Stock which had been held as treasury shares. The retired shares will have the status of authorized but unissued stock and will retain the classification of Class A Stock.

7.  Commitments and Contingencies

         a.  Operating Leases
         The Company leases laboratory and office space under an operating lease agreement, expiring June 30, 1998, with renewal options for two additional five-year periods. The lease, as amended, provides for base rent plus additional rental charges based upon increases in taxes and operating expenses, as defined.

         The Company leases certain laboratory and office equipment under operating leases which expire at various times through 1998. Operating leases entered into with one lessor contain a negative covenant agreement which requires, among other things, that the Company maintain certain levels of minimum cash, net worth, and other financial ratios, as defined.

         At December 31, 1996, the future minimum noncancelable lease commitments under operating leases are as follows:

                           Laboratory and
  December 31,              Office Space       Equipment          Total
  ------------              ------------       ---------          -----
      1997                   $2,697,894         $456,401      $3,154,295
      1998                    1,348,947           72,575       1,421,522
                              ---------        ---------       ---------
                             $4,046,841         $528,976      $4,575,817
                              =========        =========       =========


         Rent expense under operating leases was:

                                  Laboratory and
    Year Ending December 31,       Office Space      Equipment           Total
    ------------------------       ------------      ---------           -----
              1996                  $2,738,226        $669,300      $3,407,526
              1995                   2,715,294         921,269       3,636,563
              1994                   2,648,819       1,091,806       3,740,625


         b.  Capital Leases
         The Company leases equipment under noncancelable capital leases. Lease terms range from four to five years after which the Company is required to purchase the equipment at amounts defined by the agreements, or the leases will automatically be extended for one additional year at defined monthly payments. The leases, as amended, have various financial covenants which include minimum levels of liquid assets, as defined, of $30 million and tangible net worth, as defined, of $35 million.

                  REGENERON PHARMACEUTICALS, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

         During 1996, the Company entered into a series of new leasing agreements (the "New Lease Line") which provides up to $4.0 million to finance equipment acquisitions and certain building improvements, as defined, (collectively, the "Equipment"). The Company may utilize the New Lease Line in increments ("leases"). Lease terms are for four years after which the Company is required to purchase the Equipment at defined amounts. Certain of the leases will be renewed for eight months at defined monthly payments after which the Company will own the Equipment. At December 1996, the Company had available approximately $1.1 million of the New Lease Line.

         As of December 31, 1996, minimum rental payments under all capital leases, including payments to acquire leased equipment, are as follows:

                                                                Minimum
       Year Ending December 31,                         Rental Payments
       ------------------------                         ---------------
                 1997                                       $ 4,390,977
                 1998                                         1,843,022
                 1999                                           871,363
                 2000                                           748,732
                 2001                                            78,561
                                                             ----------
                                                              7,932,655
Less, amounts representing interest                          (1,027,419)
                                                             ----------
Present value of net minimum capital lease payments          $6,905,236
                                                             ==========

         Leased equipment and building improvements in property, plant, and equipment was approximately $17.5 million and $14.6 million at December 31, 1996 and 1995, respectively; related accumulated depreciation was approximately $12.0 million and $8.8 million for the same respective periods.

         c.   Note Payable
         During November 1994, the Company borrowed $2.0 million from the New York State Urban Development Corporation ("NYS UDC"). The terms of the note provide for monthly payments of principal and interest through December 2014. Outstanding borrowings accrue interest at an effective interest rate of approximately 6.3%. The note is collateralized by a first mortgage on the Company's land, building, and improvements in Rensselaer, New York (book value at December 31, 1996 was approximately $30.6 million). The note also has various financial covenants which include a minimum ratio of current assets over current liabilities, as defined, and a minimum level of tangible net worth, as defined, of $35.0 million. In addition, the Company is not permitted to declare or pay dividends to its stockholders. The provisions of the note call for the Company to meet certain defined levels of employment; otherwise, the interest rate on outstanding borrowings will increase to 2.0% above the prime rate (as defined) until the defined levels of employment are attained. As of January 1, 1997, the Company did not meet the defined levels of employment and, accordingly, the interest rate charged on outstanding borrowings will increase to 2.0% above the prime rate effective March 1, 1997. The estimated fair value of the Company's note payable to the NYS UDC at December 31, 1996 was approximately $2.0 million. The fair value was estimated based on the current rate offered to the Company for debt with similar terms.

         Principal payments under the note during each of the next five years, and thereafter, are as follows:

                                          1997              $77,684
                                          1998               73,298
                                          1999               70,128
                                          2000               68,064
                                          2001               67,042
                                    Thereafter            1,469,550
                                                         ----------
                                                         $1,825,766
                                                         ==========

         d.  Research Collaboration and Licensing Agreements
         As part of the Company's research and development efforts, the Company enters into research collaboration and licensing agreements ("Agreements") with related and unrelated scientific collaborators, universities, or consultants (collectively, the "Scientists"). These Agreements contain varying terms and provisions which include fees to be paid by the Company and services to be provided by, or rights to certain proprietary technology developed by, the Scientists. Some of the Agreements contain provisions which require the Company to pay royalties to the Scientists, as defined, in the event the Company sells or licenses any proprietary products developed under the respective Agreements.

                  REGENERON PHARMACEUTICALS, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)


         Certain Agreements, where the Company is required to pay fees, provide for the Company, upon 30 to 90-day written notice, to terminate such Agreements. During the three years ended December 31, 1996, the Company incurred expenses related to these Agreements of approximately $0.5 million, $0.5 million, and $0.6 million, respectively.

         e.  Deferred Compensation

         The Company has entered into compensation agreements with certain employees and outside consultants. These agreements require the Company to make certain payments in the future, as defined by the respective agreements. The Company provides for such expenditures over the employment/service period. Such accrual amounted to approximately $0.4 million and $0.5 million at December 31, 1996 and 1995, respectively.

8.  Collaboration Agreements

         a.  Amgen Inc.
         In August 1990, the Company entered into a collaboration agreement (the "Amgen Agreement") with Amgen Inc. ("Amgen") to develop and attempt to commercialize two proprietary products (BDNF and NT-3, individually the "Product," collectively the "Products"). The Amgen Agreement, among other things, provides for Amgen to fund defined amounts ("Minimum Annual Funding") of development costs of the Products and for Amgen and the Company to form a partnership ("Amgen-Regeneron Partners" or the "Partnership") to complete the development and to commercialize the Products after a defined level of development has occurred. In June 1993, the Partnership commenced operations, with Amgen and the Company holding equal ownership interests (subject to adjustment for any future inequities in capital contributions, as defined). The Partnership is the exclusive distributor of Products in the United States, and Amgen has received a license from the Company to market the Products outside the United States and outside Japan and certain Pacific Rim countries. The Company accounts for its investment in the Partnership in accordance with the equity method of accounting. Since the Partnership's inception, the Company has contributed capital to the Partnership of approximately $42.6 million. In 1996, 1995, and 1994, the Company recognized its share of the Partnership net loss in the amounts of approximately $14.3 million, $13.8 million, and $9.8 million, respectively, which represents 50% of the total Partnership net loss, after first allocating certain defined amounts to Amgen ($2.5 million and $5.0 million for 1995 and 1994, respectively), as defined in the Partnership agreement. As of December 31, 1996, the Company continues to be an equal partner in the Partnership.

         Payments from Amgen, with respect to its Minimum Annual Funding obligation, and the Partnership, in connection with services provided to the Partnership, are recognized as contract research and development revenue as earned. Such revenue for the years ended December 31, 1996, 1995 and 1994 totaled approximately $5.8 million, $7.8 million, and $8.9 million, respectively. Contract research and development payments received in advance are deferred and recognized as revenue when the related services are performed. In addition, the Amgen Agreement contains a provision whereby the Company will receive defined amounts ("Research Progress Payments") from Amgen when each Product reaches certain levels of development. The Company received Research Progress Payments of $1.0 million in 1994 and 1993 when the respective Products commenced clinical trials.

         Selected financial data of the Partnership as of December 31, 1996 and 1995 and for the years ended December 31, 1996, 1995 and 1994, are as follows:

         Balance Sheet Data

                                                  1996             1995

                                                  ----             ----
    Cash                                       $14,640,000    $17,498,000
    Accounts payable and accrued expenses
        due to partners  (1)                    12,230,000     14,952,000
    Partners' capital accounts

             Amgen                               1,205,000      1,273,000
             The Company                         1,205,000      1,273,000

(1) Includes approximately $0.5 million and $0.6 million due the Company at December 31, 1996 and 1995, respectively.

                  REGENERON PHARMACEUTICALS, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

         Statement of Operations Data


                                 1996            1995               1994
                                 ----            ----               ----
     Total revenue             $750,000          $387,000            ---
     Total expenses (2)      29,250,000        30,497,000       $24,588,000
                            -----------        ----------       -----------
     Net loss               $28,500,000       $30,110,000       $24,588,000
                            ===========       ===========       ===========

         (2) Includes approximately $5.8 million, $7.0 million, and $8.9 million related to services provided by the Company for the years ended December 31, 1996, 1995, and 1994, respectively.

         In 1990, Amgen purchased 767,656 shares of Series D convertible preferred stock for $15.0 million. Such shares converted into 788,766 shares of Class A Stock in April 1991 at the time of the Company's initial public offering. In addition, in 1996, Amgen Inc. purchased from the Company 3 million shares of Common Stock and 700,000 warrants for $48.0 million. The warrants have an exercise price of $16 per share, are fully exercisable, expire on April 15, 2001, and are subject to anti-dilution provisions, as defined.

         b.  Sumitomo Pharmaceuticals Company, Ltd.
         In June 1994, the Company entered into a research and development agreement with Sumitomo Pharmaceuticals Company, Ltd. ("Sumitomo Pharmaceuticals") to collaborate in the research and development of BDNF in Japan. Sumitomo Pharmaceuticals paid the Company $13.0 million in June 1994 and agreed to pay $3.0 million annually on each January 1 from 1995 to 1998 (inclusive) for research payments. Only the 1998 annual payment remains to be paid. If Sumitomo Pharmaceuticals cancels the 1998 payment, the rights granted by the Company to Sumitomo Pharmaceuticals to develop and commercialize BDNF in Japan will revert to the Company. The research payments from Sumitomo Pharmaceuticals are recognized as contract research and development revenue over a twelve month period. The Company recognized contract research and development revenue with respect to research payments of approximately $3.0 million, $8.4 million, and $7.6 million in 1996, 1995 and 1994, respectively. Research payments from Sumitomo Pharmaceuticals that are received in advance are deferred and recognized as revenue when the related services are performed. At December 31, 1996 and 1995, there were $3.0 million of such amounts. In addition, Sumitomo Pharmaceuticals reimburses the Company for its activities in developing manufacturing processes for BDNF and supplying BDNF and other research materials to Sumitomo Pharmaceuticals ("manufacturing payments"). Such manufacturing payments, which are included in contract research and development revenue, totaled approximately $8.5 million, $7.0 million, and $3.1 million in 1996, 1995, and 1994, respectively.

         In addition, during 1989, Sumitomo Chemical Company, Limited, an affiliate of Sumitomo Pharmaceuticals, entered into a stock purchase agreement whereby it purchased, for $4.4 million, 885,062 shares of Class C Preferred Stock. Such shares converted into 909,401 shares of Class A Stock in April 1991 at the time of the Company's initial public offering.

         c.  Glaxo-Wellcome plc
         During July 1993, the Company entered into a collaborative research agreement with Glaxo-Wellcome plc ("Glaxo"). Products that are developed by the joint efforts of Glaxo and the Company will be commercialized by one or more equally owned joint ventures. Glaxo also purchased 500,000 shares of the Company's Common Stock at a price of $20 per share.

         d.  Medtronic, Inc.
         During June 1996, the Company and Medtronic, Inc. ("Medtronic") entered into a worldwide exclusive joint development agreement (the "Medtronic Agreement") to collaborate on research and development of therapeutics for central nervous system diseases and disorders using experimental Regeneron compounds and Medtronic delivery systems. The Medtronic Agreement, among other things, provides for the Company and Medtronic to fund development costs and supply amounts of drug and delivery systems, respectively. In addition, Medtronic is required to make payments to Regeneron if certain clinical milestones are achieved and the Company is required to pay royalties to Medtronic based upon net sales of any drug developed under the collaboration. The Medtronic Agreement may be terminated by written agreement of both parties, by either party if certain regulatory approvals have not been obtained within specified time periods, or by either party under certain other conditions.

         In addition, during June, 1996, Medtronic, Inc. purchased from the Company 460,500 shares of Common Stock and 107,400 warrants for $10.0 million. The warrants have an exercise price of $21.72 per share, are fully exercisable, expire on June 26, 2001, and are subject to anti-dilution provisions and other defined adjustments.

                  REGENERON PHARMACEUTICALS, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)


         e.  Procter & Gamble Pharmaceuticals, Inc.
         During December 1996, the Company entered into a collaboration agreement with Procter & Gamble Pharmaceuticals, Inc. ("Procter & Gamble") to jointly discover and develop therapeutics ("compound") for muscle diseases and disorders. As part of the agreement, Procter & Gamble agreed to provide, for a minimum of three years, minimum annual research funding to the Company of $3.75 million. At December 31, 1996, deferred revenue-current portion included $0.9 million of prepaid research funding. Procter & Gamble has the option to fund additional amounts and has the right to terminate the agreement after three years. In the event that a compound is discovered and developed to certain defined levels (but not before the third anniversary of the agreement), Procter & Gamble and the Company have agreed to negotiate, in good faith, an agreement whereby they would jointly complete the development of and commercialize the compound.

         In addition, during December 1996, the Company and Procter & Gamble entered into a Stock Purchase Agreement whereby Procter & Gamble agreed to purchase $10.0 million of the Company's Common Stock. Procter & Gamble paid $10.0 million in December 1996 and in March 1997 received 800,000 shares of restricted Common Stock based on a 27% premium over an average market price over a period of time.

9.    Manufacturing Agreement

         During September 1995, the Company entered into a long-term manufacturing agreement with Merck & Co., Inc. (the "Merck Agreement") to produce an intermediate (the "Intermediate") for a Merck pediatric vaccine at the Company's Rensselaer, New York facility. The Company has agreed to modify portions of its facility for manufacture of the Intermediate and to assist Merck in securing regulatory approval for such manufacture in the Company's facility. Once the facility is able to produce Intermediate, the Merck Agreement calls for the Company to manufacture Intermediate for Merck for six years (the "Production Period"), with certain minimum order quantities each year. The Merck Agreement is expected to extend into 2003 and may be terminated at any time by Merck upon the payment by Merck of a termination fee.

         Merck has agreed to reimburse the Company for the capital costs to modify the facility ("Capital Costs") and for the cost of Company activities performed on behalf of Merck prior to the Production Period ("Internal Costs"). Merck has also agreed to pay an annual facility fee (the "Facility Fee") of $1.0 million beginning March 1995, subject to annual adjustment for inflation. During the Production Period, Merck has agreed to reimburse the Company for certain manufacturing costs and pay the Company a variable fee based on the quantity of Intermediate supplied to Merck. These payments are recognized as contract manufacturing revenue as follows: (i) payments for Internal Costs are recognized as the activities are performed, (ii) the Facility Fee is recognized over the period to which it relates, (iii) payments for Capital Costs are being deferred and will be recognized over the Production Period, and (iv) payments related to the manufacture of Intermediate during the Production Period will be recognized as Intermediate is accepted by Merck.

         For the years ended December 31, 1996 and 1995, contract manufacturing revenue includes approximately $1.0 million and $0.8 million of Facility Fee, respectively, and $1.4 million and $0.3 million of Internal Costs, respectively.

At December 31, 1996, deferred revenue-current portion included $0.2 million of Facility Fee and deferred revenue-long-term portion included $13.3 million of Capital Costs. At December 31, 1995, deferred revenue-current portion included $0.2 million of Facility Fee and deferred revenue-long-term portion included $6.9 million of Capital Costs.

10.  Incentive and Stock Purchase Plans

         a.  Long-Term Incentive Plan
         During 1990, the Company established the Regeneron Pharmaceuticals, Inc. 1990 Long-Term Incentive Plan ("Incentive Plan"). The Incentive Plan, as amended, provides for a maximum of 3,900,000 shares of Common Stock for awards. Salaried employees who are officers or who are employed in an executive, administrative, or professional capacity, and nonemployees, including consultants and members of the Scientific Advisory Board or Board of Directors, may receive awards as determined by a committee of independent directors ("Committee"). Awards generally vest on a pro rata basis over a three or five year period and have a term of ten years. The awards under the Incentive Plan include: (a) Restricted Share Rights, (b) Incentive Stock Rights, (c) Stock Options, (d) Stock Appreciation Rights, and (e) Performance Unit Rights.

         Restricted Share Rights ("RSR") are awards in which participants in the Incentive Plan are awarded the right to purchase shares of Common Stock at a price determined by the Committee. Such shares are nontransferable for a period determined by the Committee ("vesting period") and, should employment terminate as defined by the Incentive Plan, the ownership of the shares will be transferred to the Company in consideration of amounts paid to acquire such shares. The holder of the RSR has the right to vote and receive dividends during the vesting period.

                  REGENERON PHARMACEUTICALS, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)


         Incentive Stock Rights ("ISR") are awards in which participants are awarded by the Committee the right to receive shares of Common Stock, at no cost to the participant, in consideration of services performed subject to a vesting period as determined by the Committee. Holders of ISRs have the right to receive cash payments from the Company at the same time and in the same amounts as the holders of Common Stock.

         Stock Options are awards in which participants receive the right to purchase shares of Common Stock at prices determined by the Committee. The options vest to the employees over a period of time determined by the Committee.

         Stock Appreciation Rights ("SAR") may be issued by the Committee in connection with stock options and allow the option holder to receive Common Stock (or cash if the Board of Directors elects to do so) equal in value to the difference between the fair market value of the Common Stock at the exercise date and the stock option price. Should a participant exercise a SAR, an equivalent number of stock options will be canceled. SARs have a vesting period similar to that of stock options.

         Performance Unit Rights are awards which the Committee may issue alone or grant in conjunction with related stock options. Such awards entitle the holder to receive common stock, cash, or a combination of both at no cost to the participant upon specific performance objectives being achieved and other conditions being met, as defined by the Incentive Plan.

         The Incentive Plan contains provision for immediate vesting of awards upon a change in control of the Company, as defined.

         The Company may incur charges to operations in connection with these awards.

         Transactions involving stock option awards during 1994, 1995, and 1996 are summarized in the table below. Option exercise prices were equal to the market price of the Company's common stock on the date of grant. The total number of options exercisable at December 31, 1994, 1995, and 1996 was 340,428, 635,233, and 943,118, respectively. As of December 31, 1996, shares available for future grants amounted to 683,149.


                                                              Number
                                                                of             Range of        Weighted-Average
                                                              Shares       Exercise Prices      Exercise Price
                                                              ------       ---------------      --------------
Stock options outstanding at December 31, 1993              1,072,993      $8.25 to $21.50              $13.27

1994: Stock options granted  (1)                            1,952,770      $3.63 to $16.38               $5.90
      Stock options canceled  (1)                          (1,016,090)     $4.00 to $21.50              $12.79
                                                          -----------
      Stock options outstanding at December 31,             2,009,673      $3.63 to $18.00               $6.36
      1994

1995: Stock options granted                                   852,744      $3.00 to $16.38               $5.26
      Stock options canceled                                 (117,340)     $3.00 to $12.38               $4.48
      Stock options exercised                                 (73,300)     $4.00 to $12.00               $4.22
                                                          -----------
      Stock options outstanding at December 31,             2,671,777      $3.00 to $18.00               $6.15
      1995

1996: Stock options granted                                   658,827     $12.00 to $23.06              $13.14
      Stock options canceled                                 (198,643)     $3.00 to $15.50              $11.17
      Stock options exercised                                (210,094)     $3.00 to $18.00               $6.46
                                                          -----------
      Stock options outstanding at December 31,             2,921,867      $3.00 to $23.06               $7.36
      1996                                                ===========



(1) On July 18, 1994, the Company repriced certain stock options granted under the Company's Incentive Plan. A total of 691,080 stock options were repriced (the "repriced options"). Certain Company employees who had previously been granted stock options under the Incentive Plan received new grants which canceled their prior grants and awarded the same number of options on the same vesting schedule that governed their original grants at an exercise price of $4.00 per share (the fair market value on the date of grant). The Company's Vice Presidents received new grants which canceled their prior grants and awarded 40% of the number of options previously granted on the same vesting schedule that governed their original grants and 40% of the number of options previously granted on a five-year vesting schedule commencing July 18, 1994, at an exercise price of $4.00 per share for all such newly granted options. The following stock option grantees did not receive repriced options: the members of the Board of Directors (including the President and Chief Executive Officer), employees who were included in the reduction in workforce, and nonemployee service providers (including but not limited to outside consultants and members of the Scientific Advisory Board). The repricing program was determined, in accordance with the terms of the Incentive Plan, by the Committee.

                         REGENERON PHARMACEUTICALS, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)


The following table summarizes stock option information as of December 31, 1996:


                                       Options Outstanding                                   Options Exercisable
                        ------------------------------------------------------  -----------------------------------
                                         Weighted-Average
       Range of             Number          Remaining         Weighted-Average    Number       Weighted-Average
    Exercise Prices      Outstanding     Contractual Life      Exercise Price   Exercisable     Exercise Price
    ---------------      -----------     ----------------      --------------   -----------     --------------
     $3.00 to $4.25      1,503,050               7.6                 $4.01        526,123              $4.07
     $4.38 to $10.25       545,960               7.8                 $6.71        130,392              $7.00
     $10.38 to $15.50      775,075               7.9                $13.00        246,281             $13.29
     $15.56 to $23.06       97,782               7.8                $17.73         40,322             $17.80
                            ------                                                ------

     $3.00 to $23.06     2,921,867               7.7                 $7.36        943,118              $7.47
                         =========                                                =======

         The following table summarizes the pro forma operating results of the Company had compensation costs for the Incentive Plan been determined in accordance with the fair value based method of accounting for stock based compensation as prescribed by SFAS No. 123. Since option grants awarded during 1996 and 1995 vest over several years and additional awards are expected to be issued in the future, the pro forma results shown below are not likely to be representative of the effects on future years of the application of the fair value based method.

                                            1996               1995
                                            ----               ----

   Pro forma net loss                     ($35,368,272)      ($24,700,788)
                                          =============      =============

   Pro forma net loss per share                ($1.40)          ($1.22)
                                               =======          =======

         For the purpose of the above pro forma calculation, the fair value of each option granted from the Incentive Plan during 1996 and 1995 was estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average fair value of the options granted during 1996 and 1995 was $13.14 and $5.26, respectively. The following assumptions were used in computing the fair value of option grants during 1996 and 1995: expected volatility of 85%, expected lives of 3 years after vesting, and zero dividend yield for both 1996 and 1995; risk-free interest rates of 5.46%-6.92% in 1996 and 5.53%-7.15%
in 1995.

         b.  Executive Stock Purchase Plan
         In 1989, the Company adopted an Executive Stock Purchase Plan (the "Plan") under which 1,027,500 shares of Class A Stock were reserved for restricted stock awards. The Plan provides for the compensation committee of the Board of Directors to award employees, directors, consultants, and other individuals ("Plan participants") who render service to the Company the right to purchase Class A Stock at a price set by the compensation committee. The Plan provides for the vesting of shares as determined by the compensation committee and, should the Company's relationship with a Plan participant terminate before all shares are vested, unvested shares will be repurchased by the Company at a price per share equal to the original amount paid by the Plan participant. During 1989 and 1990, a total of 983,254 shares were issued and as of December 31, 1996, there were 44,246 shares available for future grants under the Plan.

11.  Employee Savings Plan

         The Company, during 1993, adopted the provisions of the Regeneron Pharmaceuticals, Inc. 401(k) Savings Plan (the "Savings Plan"). The terms of the Savings Plan provide for employees who have met defined service requirements to participate in the Savings Plan by electing to contribute to the Savings Plan a percentage of their compensation to be set aside to pay their future retirement benefits, as defined. The Savings Plan provides for the Company to make discretionary contributions, as defined. To date, the Company has made no contributions to the Savings Plan.

                         REGENERON PHARMACEUTICALS, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)


12.  Income Taxes

         There is no provision (benefit) for federal or state income taxes, since the Company has incurred operating losses since inception and has established a valuation allowance equal to the total deferred tax asset.

         The tax effect of temporary differences, net operating loss carry-forwards, and research and experimental tax credit carry-forwards as of December 31, 1996 and 1995 was as follows:

                                                 1996                 1995
                                                 ----                 ----
      Deferred tax assets

       Net operating loss carry-forward          $53,390,000      $46,286,000
       Fixed assets                                2,261,000        1,493,000
       Deferred revenue                            7,957,000        2,867,000
       Research and experimental tax credit
            carry-forward                          4,501,000        3,849,000
       Other                                       1,265,000          621,000
       Valuation allowance                       (69,374,000)     (55,116,000)
                                                 ------------     ------------
                                                      --                 --
                                                 ============     ============


         As of December 31, 1996, the Company had available for tax purposes unused net operating loss carry-forwards of approximately $129.0 million which will expire in various years from 2003 to 2011. The Company's research and experimental tax credit carry-forwards expire in various years from 2003 to 2011.

13.  Litigation

         In 1995, the Company settled a securities class action lawsuit against the Company and two individuals. As part of the settlement, the Company issued 153,017 shares of the Company's Common Stock in January 1996. The total cost to the Company of the settlement, before legal expenses and after reimbursement from the Company's insurance providers, was approximately $0.9 million.

                           AMGEN-REGENERON PARTNERS

                             FINANCIAL STATEMENTS


                         Year ended December 31, 1996
                                     with
                        Report of Independent Auditors

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



The Partners
Amgen-Regeneron Partners


We have audited the accompanying balance sheets of Amgen-Regeneron Partners, a Delaware general partnership, as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 1996.
These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amgen-Regeneron Partners at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


ERNST & YOUNG LLP

Los Angeles, California
February 5, 1997

                           AMGEN-REGENERON PARTNERS

                                BALANCE SHEETS

                          December 31, 1996 and 1995

                                (In thousands)

                                                                                       1996             1995
                                                                                     -------          -------
                                   ASSETS

Total current assets - cash and cash equivalents...........................          $14,640          $17,498
                                                                                     =======          =======

                      LIABILITIES AND PARTNERS' CAPITAL

Total current liabilities - accounts payable and accrued expenses
   due to partners                                                                   $12,230          $14,952
                                                                                     -------          -------
Partners' capital:
     Capital Accounts A:
         Amgen    .........................................................            1,205            1,273
         Regeneron.........................................................            1,205            1,273
     Capital Account B - Amgen.............................................                -                -
                                                                                     -------          -------
              Total partners' capital......................................            2,410            2,546
                                                                                     -------          -------

                  Total liabilities and partners' capital..................          $14,640          $17,498
                                                                                     =======          =======


                            See accompanying notes.

                                             AMGEN-REGENERON PARTNERS

                                             STATEMENTS OF OPERATIONS

                                   Years ended December 31, 1996, 1995 and 1994

                                                  (In thousands)


                                                                       1996             1995             1994
                                                                   --------          --------         --------
Revenues:
     Interest income......................................        $     750        $      387    $           -
                                                                   --------          --------         --------
         Total revenues...................................              750               387                -
                                                                   --------          --------         --------

Expenses:
     Research and development performed
         by partners......................................           29,069            30,363           24,484
     General and administrative...........................              181               134              104
                                                                   --------          --------         --------

         Total expenses...................................           29,250            30,497           24,588
                                                                   --------          --------         --------

Net loss..................................................        $ (28,500)        $ (30,110)       $ (24,588)
                                                                   ========          ========         ========






                            See accompanying notes.

                                             AMGEN-REGENERON PARTNERS

                                    STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                                   Years ended December 31, 1996, 1995 and 1994

                                                  (In thousands)


                                                       Amgen Capital                Regeneron Capital
                                                 -------------------------          -----------------
                                                 Account A       Account B              Account A
                                                 ---------       ---------              ----------
Balance at December 31, 1993.................    $     232      $         -             $      232

Capital contributions........................       11,218           5,000                  11,218

Net loss                                            (9,794)         (5,000)                 (9,794)
                                                 ---------       ---------              ----------
Balance at December 31, 1994.................        1,656               -                   1,656

Capital contributions........................       13,422           2,500                  13,422

Net loss                                           (13,805)         (2,500)                (13,805)
                                                 ---------       ---------              ----------
Balance at December 31, 1995.................        1,273               -                   1,273

Capital contributions........................       14,182               -                  14,182

Net loss                                           (14,250)              -                 (14,250)
                                                 ---------       ---------              ----------
Balance at December 31, 1996.................    $   1,205      $        -              $    1,205
                                                 =========       =========              ==========

                            See accompanying notes.

                                             AMGEN-REGENERON PARTNERS

                                             STATEMENTS OF CASH FLOWS

                                   Years ended December 31, 1996, 1995 and 1994

                                                  (In thousands)

                                                                       1996               1995                1994
                                                                   ---------            --------            --------
Cash flows from operating activities:
     Net loss                                                       $(28,500)           $(30,110)           $(24,588)
     (Decrease) increase in accounts payable and ...........
        accrued expenses                                              (2,722)              7,895               4,158
                                                                   ---------            --------            --------
              Net cash used in operating activities.........         (31,222)            (22,215)            (20,430)

Cash flows from financing activities - capital contributions
                                                                      28,364              29,344              27,436
                                                                   ---------            --------            --------
(Decrease) increase in cash and cash equivalents............          (2,858)              7,129               7,006

Cash and cash equivalents at beginning of period............          17,498              10,369               3,363
                                                                   ---------            --------            --------

Cash and cash equivalents at end of period..................        $ 14,640            $ 17,498            $ 10,369
                                                                   =========            ========            ========


                            See accompanying notes.

                           AMGEN-REGENERON PARTNERS

                         NOTES TO FINANCIAL STATEMENTS

                               December 31, 1996


1.       Summary of significant accounting policies

     Business and organization

     Amgen-Regeneron Partners (the "Partnership"), a general partnership, was formed on June 21, 1991, under the laws of the State of Delaware between Amgen Inc. ("Amgen") and Regeneron Pharmaceuticals, Inc. ("Regeneron"). The Partnership was formed to develop and commercialize in the United States BDNF and NT-3 ("Products") for human pharmaceutical use, in conformity with a Collaboration Agreement (Note 3).

     Under the Collaboration Agreement, Amgen will be primarily responsible for the manufacture and commercialization of the Products in the United States, if successfully developed by the Partnership. Amgen's costs in connection with such activities will be reimbursed at agreed to rates. Unless terminated earlier, the Partnership will continue in effect, with respect to each Product, until the later of the expiration of the last United States patent of each Product, or fifteen years from the date on which each Product was approved for sale in the United States.

     A Joint Management Committee (the "Committee") is responsible for the overall management of the business and affairs of the Partnership as well as activities performed under the Collaboration Agreement. Each partner has appointed three representatives to the Committee. One additional representative may be appointed by a partner if the balance of their Capital Account A becomes more than twice the amount of the balance of the other partner's Capital Account A (Note 2).

     Cash equivalents

     The Partnership considers only those investments which are highly liquid, readily convertible to cash and which mature within three months of the date of purchase as cash equivalents. At December 31, 1996 and 1995, cash and cash equivalents consisted of a single interest bearing money market account.

     Research and development

         Research and development costs are expensed as incurred.

     Income taxes

     The Partnership's financial statements do not include a provision (credit) for income taxes. Income taxes, if any, are the liability of the individual partners.

     Use of estimates


     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                           AMGEN-REGENERON PARTNERS

     Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year presentation.


2. Capital contributions, allocation of profits and losses and cash distributions

     Capital contributions are recorded in the Capital Account A of each partner, except for contributions related to the product development funding obligation, discussed below. Capital Account A contributions are generally made quarterly in advance based upon capital calls made by the Committee pursuant to projected cash requirements of the Partnership. Cash distributions and profits or losses, except for that portion due to expenses related to the product development funding obligation, are allocated to each partner in proportion to their respective Capital Account A contributions.

     Pursuant to Amgen's product development funding obligation to Regeneron under the Collaboration Agreement (Note 3), Amgen made stated quarterly cash contributions to the Partnership which were credited to Amgen's Capital Account
B. Such funds were then used to satisfy the Partnership's obligation to Regeneron for performing specified research and development activities on behalf of the Partnership. The expenses related to such activities were allocated to Amgen's Capital Account B.


3. Collaboration Agreement

     In August 1990, Amgen and Regeneron entered into a Collaboration Agreement to develop and commercialize BDNF and NT-3, compounds for which Regeneron possesses substantial scientific, technical and proprietary information. Each party has agreed to perform research and development on the Products under product development programs approved by the Committee. Upon Amgen's notification in writing to Regeneron that the preparation of an Investigational New Drug Application for each Product should commence, the licenses granted by the partners to the Partnership for the underlying technologies, discussed below, became effective on a Product-by-Product basis. Also, upon such notification, further research and development of the Products under the licenses became the obligation of the Partnership. These licenses grant the

Partnership an exclusive, royalty-free right to develop, make, have made, use, and sell, and distribute each Product for human pharmaceutical use in the United States. The Partnership has, in turn, granted to Amgen and Regeneron exclusive, royalty-free sublicenses for the underlying technologies to the extent necessary to fulfill their obligations under the Collaboration Agreement. These sublicenses became effective at the same time the related licenses granted the Partnership became effective.

     Pursuant to the terms of the Collaboration Agreement, Amgen and Regeneron conduct certain research and development activities on behalf of the Partnership, including contracting with third parties to conduct clinical trials. Amgen also provides on behalf of the Partnership certain quantities of materials, primarily for clinical testing. Amgen and Regeneron are paid for such services and materials at amounts approved by the Committee. During the years ended December 31, 1996, 1995 and 1994, the Partnership incurred expenses (including accrued expenses) of $23,191,000, $23,392,000 and $15,604,000 respectively, from Amgen and $5,878,000,

                           AMGEN-REGENERON PARTNERS

$4,471,000 and $3,880,000 respectively, from Regeneron for such services and materials. These amounts are included in research and development expense in the accompanying statements of operations. In addition, certain other costs associated with the development of the Products have been incurred by the partners but not charged to the Partnership or reflected in the accompanying financial statements. At December 31, 1996, accounts payable and accrued expenses due to partners was composed of $7,307,000 of accounts payable and $4,451,000 of accrued clinical costs due to Amgen and $472,000 of accounts payable due to Regeneron. At December 31, 1995, accounts payable and accrued expenses due to partners was composed of $7,944,000 of accounts payable and $6,364,000 of accrued clinical costs due to Amgen and $644,000 of accounts payable due to Regeneron.

     The Collaboration Agreement obligated Amgen to fund a portion of the product development costs incurred by Regeneron at specified rates. This funding obligation of $2,500,000 per year for each Product terminated in August 1995. Payments were due quarterly in advance. The related amounts for each Product were paid by Amgen directly to Regeneron until the licenses with respect to the Products became effective. Thereafter, Amgen contributed such amounts to the Partnership, and the Partnership remitted the amounts to Regeneron in consideration of certain research and development activities performed by Regeneron on behalf of the Partnership. Research and development expense for the years ended December 31, 1995 and 1994 included $2,500,000 and $5,000,000 respectively, of costs incurred under this funding obligation.


4.       Subsequent event (unaudited)


     On January 10, 1997, Amgen and Regeneron announced the Phase 3 clinical trial of BDNF did not demonstrate clinical efficacy in patients with amyotrophic lateral sclerosis (ALS), commonly known as Lou Gehrig's Disease and that no further development of subcutaneous delivery for ALS is planned. The trial was designed to evaluate the effects of subcutaneous delivery of BDNF for ALS. A small, early-stage clinical trial investigating intrathecal administration of BDNF for ALS, sponsored by Amgen on behalf of the Partnership, is in progress and will continue.