Form 10-Q
period 1997-03-31
REGENERON PHARMACEUTICALS INC
filed 1997-05-09
CIK 872589

                                       *
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

         (Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March  31, 1997
                                        ---------------
                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to _____________

         Commission File Number 0-19034
                                -------

                        REGENERON PHARMACEUTICALS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            New York                                     13-3444607
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

      777 Old Saw Mill River Road
          Tarrytown, New York                            10591-6707
----------------------------------------                 ----------
(Address of principal executive offices)                 (Zip code)

                                 (914) 347-7000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X       No
                                  -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 30, 1997:


     Class of Common Stock                                Number of Shares
-------------------------------                           ----------------
Class A Stock, $0.001 par value                                4,335,824
Common Stock, $0.001 par value                                22,166,169

                        REGENERON PHARMACEUTICALS, INC.
                               Table of Contents
                                 March 31, 1997

                                                                   Page Numbers
                                                                   ------------
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed balance sheets (unaudited) at March 31, 1997
         and December 31, 1996                                               3

         Condensed statements of operations (unaudited) for the three
         months ended March 31, 1997 and 1996                                4

         Condensed statements of cash flows (unaudited) for the
         three months ended March 31, 1997 and 1996                          5

         Notes to condensed financial statements                             6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                    7-13


PART II- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                   14


SIGNATURE PAGE                                                              15


Exhibit 11 Statement of computation of net loss per share for the three
           months ended March 31, 1997 and 1996.                            16

Exhibit 27 Financial data schedule.                                         17

PART 1.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

REGENERON PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS AT MARCH 31, 1997 AND DECEMBER 31, 1996 (Unaudited)


                                                                                                      March 31,      December 31,
                                         ASSETS                                                         1997             1996
                                                                                                   -------------    -------------
Current assets
    Cash and cash equivalents                                                                      $  27,914,539    $  34,475,060
    Marketable securities                                                                             40,141,043       45,587,404
    Receivable due from Sumitomo Pharmaceuticals Company, Ltd.                                         2,072,473        2,072,455
    Receivable due from Merck & Co., Inc.                                                                793,581        1,816,056
    Receivable due from Amgen-Regeneron Partners                                                         446,269          446,269
    Prepaid expenses and other current assets                                                            528,087          611,435
                                                                                                   -------------    -------------
       Total current assets                                                                           71,895,992       85,008,679

Marketable securities                                                                                 23,223,159       16,965,302
Investment in Amgen-Regeneron Partners                                                                                  1,205,299
Property, plant and equipment, at cost, net of accumulated depreciation
    and amortization                                                                                  33,846,173       34,297,843
Other assets                                                                                             102,935          104,731
                                                                                                   -------------    -------------
       Total assets                                                                                $ 129,068,259    $ 137,581,854
                                                                                                   =============    =============

                                LIABILITIES and STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable and accrued expenses                                                          $   3,416,852    $   4,357,145
    Capital lease obligations, current portion                                                         3,291,977        3,505,221
    Note payable, current portion                                                                         76,532           77,684
    Capital contribution due to Amgen-Regeneron Partners                                                 485,700
    Deferred revenue, current portion                                                                  2,426,326        4,108,412
                                                                                                   -------------    -------------
       Total current liabilities                                                                       9,697,387       12,048,462

Capital lease obligations                                                                              2,726,546        3,400,015
Note payable                                                                                           1,730,031        1,748,082
Other liabilities                                                                                        198,337          183,426

Deferred revenue                                                                                      13,673,302       13,270,870

Commitments and contingencies

Stockholders' equity
    Preferred stock, $.01 par value; 30,000,000 shares authorized; issued and outstanding - none

    Class A Stock, convertible, $.001 par value; 40,000,000 shares authorized;
         4,345,824 shares issued and outstanding in 1997
         4,355,994 shares issued and outstanding in 1996                                                   4,346            4,356
   Common Stock, $.001 par value; 60,000,000 shares authorized;
        22,152,619 shares issued and outstanding in 1997
        21,319,896 shares issued and outstanding in 1996                                                  22,153           21,320
    Additional paid-in capital                                                                       264,848,892      264,742,236
    Unearned compensation                                                                               (990,000)      (1,080,000)
    Accumulated deficit                                                                             (162,957,961)    (157,029,112)
    Net unrealized gain  on marketable securities                                                        115,226          272,199
                                                                                                   -------------    -------------
       Total stockholders' equity                                                                    101,042,656      106,930,999
                                                                                                   -------------    -------------
       Total liabilities and stockholders' equity                                                  $ 129,068,259    $ 137,581,854
                                                                                                   =============    =============

    The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)


                                                     Three months
                                                    ended March 31,
                                                 1997            1996
                                            ------------    ------------

Revenues
        Contract research and development   $  4,238,438    $  4,182,896
        Investment income                      1,278,741         600,422
        Contract manufacturing                   696,456         405,351
                                            ------------    ------------
                                               6,213,635       5,188,669
                                            ------------    ------------

Expenses
        Research and development               7,076,471       6,926,403
        Loss in Amgen-Regeneron Partners       1,700,000       2,661,900
        General and administrative             1,463,927       1,510,945
        Depreciation and amortization          1,201,497       1,490,954
        Contract manufacturing                   492,862         115,336
        Interest                                 207,727         250,629
                                            ------------    ------------
                                              12,142,484      12,956,167
                                            ------------    ------------

Net loss                                    ($ 5,928,849)   ($ 7,767,498)
                                            ============    ============

Net loss per share                                ($0.23)         ($0.35)
                                            ============    ============

Weighted average number of Common
        and Class A shares outstanding        25,798,971      22,007,864
                                            ============    ============


   The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
Increase (Decrease) in Cash and Cash Equivalents

                                                                  Three months ended March 31,
                                                                       1997           1996
                                                                  ------------    ------------
Cash flows from operating activities
 Net loss                                                         ($ 5,928,849)   ($ 7,767,498)
                                                                  ------------    ------------
 Adjustments to reconcile net loss to net cash
   used in operating activities
     Share of net loss of Amgen-Regeneron Partners                   1,700,000       2,661,900
     Depreciation and amortization                                   1,201,497       1,490,954
     Stock issued in consideration for services rendered                90,000          90,000
     Changes in assets and liabilities
       Decrease in amounts due from Amgen-Regeneron Partners                           162,410
       (Increase) in amounts due from Sumitomo
         Pharmaceuticals Co. Ltd.                                          (18)       (216,769)
       Decrease (increase) in amounts due from Merck & Co., Inc.     1,022,475      (1,493,359)
       (Increase) in investment in Amgen-Regeneron Partners             (9,001)     (2,670,000)
       Decrease in prepaid expenses and other assets                    85,144          10,823
       (Decrease) increase in deferred revenue                      (1,279,654)        899,634
       (Decrease) in accounts payable, accrued expenses,
         and other liabilities                                        (240,643)       (507,183)
                                                                  ------------    ------------
                Total adjustments                                    2,569,800         428,410
                                                                  ------------    ------------
       Net cash (used in) operating activities                      (3,359,049)     (7,339,088)
                                                                  ------------    ------------

Cash flows from investing activities
 Purchase of marketable securities                                 (20,561,837)    (18,387,003)
 Sale of marketable securities                                      19,593,368       9,483,152
 Capital expenditures                                               (1,184,566)     (4,758,580)
                                                                  ------------    ------------
       Net cash (used in) investing activities                      (2,153,035)    (13,662,431)
                                                                  ------------    ------------

Cash flows from financing activities
 Net proceeds from the issuance of equity securitie                    107,479       1,000,283
 Principal payments on note payable                                    (19,203)        (20,694)
 Capital lease payments                                             (1,136,713)       (789,904)
                                                                  ------------    ------------
       Net cash (used in) provided by financing act                 (1,048,437)        189,685
                                                                  ------------    ------------

       Net (decrease) in cash and cash equivalents                  (6,560,521)    (20,811,834)
                                                                  ------------    ------------


Cash and cash equivalents at beginning of year                      34,475,060      32,736,026
                                                                  ------------    ------------

       Cash and cash equivalents at end of year                   $ 27,914,539    $ 11,924,192
                                                                  ============    ============

Supplemental disclosure of cash flow information
 Cash paid for interest                                           $    192,816    $    230,282
                                                                  ============    ============

   The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements


1.       Interim Financial Statements

         In the opinion of management of the Company, the accompanying unaudited interim financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company's financial position as of March 31, 1997 and December 31, 1996 and the results of operations for the three months ended March 31, 1997 and 1996. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.


2.       Statement of Cash Flows

         Supplemental disclosure of noncash investing and financing activities:

         There were capital lease obligations of $250,000 incurred in the first three months of 1997.

         Included in accounts payable and accrued expenses at March 31, 1997 and December 31, 1996 were approximately $104,000 and $800,000, respectively, of accrued capital expenditures.


3.       Accounts Payable and Accrued Expenses

         Accounts payable and accrued expenses as of March 31, 1997 and December 31, 1996 consist of the following:

                                                  March 31,     December 31,
                                                    1997            1996
                                                 ----------      ----------
         Accounts payable                        $1,586,646      $2,178,308
         Accrued payroll and related costs          776,755       1,047,812
         Accrued clinical trial expense             319,500         319,500
         Accrued expenses, other                    311,488         389,062
         Deferred compensation                      422,463         422,463
                                                 ----------      ----------
                                                 $3,416,852      $4,357,145
                                                 ==========      ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


General

        Overview. The discussion below contains forward-looking statements that involve risks and uncertainties relating to the future financial performance of Regeneron Pharmaceuticals, Inc. ("Regeneron" or the "Company") and actual events or results may differ materially. These statements concern, among other things, the possible therapeutic applications of the Company's product candidates and research programs, the timing and nature of the Company's clinical and research programs now underway or planned, a variety of items described in the footnotes to the Company's financial statements (including the useful life of assets, the anticipated length of agreements, and other matters), and the future uses of capital and financial needs of the Company. These statements are made by the Company based on management's current beliefs and judgment. In evaluating such statements, stockholders and investors should specifically consider the various factors identified under the caption "Factors That May Affect Future Operating Results" which could cause actual results to differ materially from those indicated by such forward-looking statements.

        During the first quarter of 1997, Amgen Inc. ("Amgen"), on behalf of Amgen-Regeneron Partners, continued to conduct a further clinical trial of neurotrophin-3 ("NT-3") for the treatment of peripheral neuropathies caused by diabetes. Amgen also continued to conduct a trial of BDNF in Europe for the treatment of neuropathies caused by diabetes. The Company continued to develop and manufacture BDNF for use by Sumitomo Pharmaceuticals Co., Ltd. ("Sumitomo Pharmacteuticals") in Japan and continued the development of a series of preclinical research programs in the areas of inflammatory and muscle disease, angiogenesis, hematopoiesis, and cancer.

        In January 1997, Amgen and Regeneron announced that the Phase
III clinical trial of BDNF delivered subcutaneously did not demonstrate clinical efficacy in patients with ALS and that the trial confirmed the safety and tolerability of BDNF seen in earlier trials. The failure of the Phase III trial to achieve its primary end points had a materially adverse effect on the price of the Company's Common Stock (which declined more than 50% immediately after the announcement of the results of the trial). After the Phase III clinical trial results were announced, the Company retained independent experts in the fields of neurology and gastroenterology, as well as independent statisticians, to conduct further examination of the data. This review by the Company and the outside panels indicated 1) that a subset of ALS patients in the trial may have received a benefit from BDNF treatment and 2) that BDNF appeared to have an effect on the gastrointestinal system and might have a therapeutic role in treating constipating conditions, among other disorders. The panels recommended, among other things, that additional clinical and preclinical investigations of subcutaneous BDNF for ALS and BDNF for gastrointestinal conditions should be undertaken. The Company is reviewing these recommendations and the Phase III data and is discussing with Amgen and Sumitomo Pharmaceuticals whether to undertake these or other investigations of BDNF. Further development of BDNF in the United States must be undertaken in accordance with the terms of the Company's collaboration agreement with Amgen.

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

        No assurance can be given that extended administration of NT-3 will be safe or effective. The Phase I study of NT-3 in normal human volunteers that concluded in 1995 was a short term (seven day) treatment study. The current NT-3 clinical study involves substantially longer treatment (six months or longer). The treatment of peripheral neuropathy may present additional clinical trial risks in light of the complex and not wholly understood mechanisms of action that lead to the neuropathies, the presence of many other drugs to treat the underlying conditions, the potential difficulty of achieving significant clinical endpoints, and other factors. No assurance can be given that these or any other studies of NT-3 will be successful or that NT-3 will be commercialized.

        To date, Regeneron has not received any revenues from the commercial sale of products and may never receive such revenues. Before such revenues can be realized, the Company (or its collaborators) must overcome a number of hurdles which include successfully completing its research and development efforts and obtaining regulatory approval from the United States Food and Drug Administration ("FDA") or regulatory authorities in other countries. In addition, the biotechnology and pharmaceutical industries are rapidly evolving and highly competitive, and new developments may render the Company's products and technologies noncompetitive and obsolete.


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

Results of Operations

        Three months ended March 31, 1997 and 1996. The Company's total revenue increased to $6.2 million for the first quarter of 1997 from $5.2 million for the same period in 1996. Contract research and development revenue remained the same at $4.2 million for the first quarter of 1997 compared to the same period in 1996. Contract research and development revenue earned from Sumitomo Pharmaceuticals increased to $2.8 million in the first quarter of 1997 from $2.7 million for the same period in 1996. Of the first quarter 1997 and 1996 Sumitomo Pharmaceuticals revenue, $0.7 million was for contract research for both periods, and $2.1 million and $2.0 million was reimbursement for developing manufacturing processes for BDNF and supplying BDNF, respectively. Contract research and development revenue earned from Amgen-Regeneron Partners ("the Partnership") decreased to $0.5 million for the first quarter of 1997 from $1.5 million for the same period in 1996. This reflects less spending on research conducted by Regeneron and Amgen on BDNF and NT-3. The Company entered into a research collaboration agreement with Procter & Gamble Pharmaceuticals, Inc. ("Procter & Gamble") in December of 1996, and contract research revenue related to this agreement totaled $0.9 million for the first quarter 1997. Contract manufacturing revenue related to the long-term manufacturing agreement (the "Merck Agreement") with Merck & Co., Inc. ("Merck") for the first quarters of 1997 and 1996 totaled $0.7 million and $0.4 million, respectively. Investment income in the first quarter of 1997 increased to $1.3 million from $0.6 million for the same period in 1996, due primarily to higher levels of interest-bearing investments resulting from the private placements of equity securities with Amgen, Medtronic, Inc. ("Medtronic"), and Procter & Gamble in April, June, and December 1996, respectively.

        The Company's total operating expenses decreased to $12.1 million in the first quarter of 1997 from $13.0 million for the same period in 1996. Research and development expense increased to $7.1 million in the first quarter of 1997 from $6.9 million for the same period in 1996 as a result of increased activity in the Company's Rensselaer, New York manufacturing facility related to the Company's agreement with Merck. Loss in Amgen-Regeneron Partners decreased to $1.7 million in the first quarter of 1997 from $2.7 million for the same period in 1996, as the Partnership completed the Phase III clinical trial of BDNF in 1996. Research and development expenses (including Loss in Amgen-Regeneron Partners) were approximately 72% of total operating expenses in the first quarter of 1997 compared to 74% for the same period in 1996.


        General and administrative expenses totaled $1.5 million in the first quarters of 1997 and 1996, as a decrease in legal and patent expenses in 1997 offset increases in salary and employee benefit expenses. Depreciation and amortization decreased from $1.5 million in the first quarter of 1996 to $1.2 million in the first quarter of 1997 as older lab equipment became fully depreciated and because capitalized patent costs were fully amortized in 1996. Interest expense decreased to $0.2 million in the first quarter of 1997 from $0.3 million for the same period in 1996, resulting from the expiration of equipment leases during 1996. Contract manufacturing expenses are direct expenses related to the long-term manufacturing agreement with Merck.

        The Company's net loss for the first quarter of 1997 was $5.9 million, or $0.23 per share, compared to a net loss of $7.8 million, or $0.35 per share, for the same period in 1996.

Liquidity and Capital Resources

        Since its inception in 1988, the Company has financed its operations primarily through private placements and public offerings of its equity securities, revenue earned under the several agreements between the Company and each of Amgen, Sumitomo Chemical Company, Ltd., Sumitomo Pharmaceuticals, Merck, Medtronic, and Procter & Gamble and investment income. In connection with the Company's agreement to collaborate with Procter & Gamble in the research and development of skeletal muscle disease and injury, Procter & Gamble paid the Company $1.0 million in December 1996, and has agreed to pay the Company an additional $3.75 million per year through at least December 1999. In connection with the Company's agreement to collaborate with Sumitomo Pharmaceuticals in the research and development of BDNF in Japan, Sumitomo Pharmaceuticals paid the Company $22.0 million through December 1996 (which includes a payment of $3.0 million for 1997) and agreed to pay the Company an additional $3.0 million in 1998. Sumitomo Pharmaceuticals has the option to cancel the 1998 payment; however, if such a cancellation were to occur, Sumitomo Pharmaceutical's rights to develop and commercialize BDNF in Japan would revert to the Company. In addition, the Company is being reimbursed in connection with supplying Sumitomo Pharmaceuticals with BDNF for preclinical use.

        The Company's activities relating to BDNF and NT-3, as agreed upon by Amgen and Regeneron, are being reimbursed by Amgen-Regeneron Partners, and the Company recognizes such reimbursement as revenue. The funding of Amgen-Regeneron Partners is through capital contributions from Amgen and Regeneron, who must make equal payments in order to maintain equal ownership and equal sharing of any profits or losses from the partnership. The Company has made capital contributions totaling approximately $42.6 million to Amgen-Regeneron Partners from the partnership's inception in June 1993 through March 31, 1997. The Company expects that its capital contributions in 1997 will total approximately $3.0 million to $5.0 million. These contributions could increase or decrease, depending upon the cost of Amgen-Regeneron Partners' conducting additional BDNF and NT-3 preclinical and clinical studies and the outcomes of those and other ongoing studies. Capital contributions beyond 1997 are also anticipated to be significant.

        From its inception in January 1988 through March 31, 1997, the Company invested approximately $54.2 million in property, plant and equipment, including $16.8 million to acquire and renovate the Rensselaer facility, $6.3 million of newly completed construction, and $6.6 million of new construction that is in progress related to the modification of the facility in connection with the Merck Agreement. In connection with the purchase and renovation of the Rensselaer facility, the Company obtained financing of $2.0 million from the New York State Urban Development Corporation, of which $1.8 million is outstanding. Under the terms of such financing the Company is not permitted to declare or pay dividends to its stockholders.

        During 1996, the Company entered into a series of new leasing agreements (the "New Lease Line") which provides up to $4.0 million to finance equipment acquisitions and certain building improvements, as defined, (collectively, the "Equipment"). The Company may utilize the New Lease Line in increments ("leases"). Lease terms are for four years after which the Company is required to purchase the Equipment at defined amounts. Certain of the leases may be renewed for eight months at defined monthly payments after which the Company will own the Equipment. At March 31, 1997, the Company had available approximately $0.8 million of the New Lease Line.

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

        As of March 31, 1997, the Company had no established banking arrangements through which it could obtain short-term financing or a line of credit. Additional funds may be raised through, among other things, the issuance of additional securities, other financing arrangements, and future collaboration agreements. No assurance can be given that additional financing will be available or, if available, that it will be available on acceptable terms.

        At March 31, 1997, the Company had $91.3 million in cash, cash equivalents, and marketable securities. The Company expects to incur ongoing funding requirements for capital contributions to Amgen-Regeneron Partners to support the continued development and clinical trials of BDNF and NT-3. The Company also expects to incur substantial funding requirements for, among other things, its research and development activities (including preclinical and clinical testing), validation of its manufacturing facilities, and the acquisition of equipment, and may incur substantial funding requirements for expenses related to the patent interference proceedings and other patent matters. The amount needed to fund operations will also depend on other factors, including the status of competitive products, the success of the Company's research and development programs, the status of patents and other intellectual property rights developments, and the extent and success of any collaborative research programs. The Company expects to incur additional capital expenditures in connection with the renovation and validation of its Rensselaer facility pursuant to its manufacturing agreement with Merck. However, the Company also expects that such expenditures will be substantially reimbursed by Merck, subject to certain conditions. The Company believes that its existing capital resources will enable it to meet operating needs into 1999. No assurance can be given that there will be no change in projected revenues or expenses that would lead to the Company's capital being consumed at a faster rate than currently expected. In order to continue to attempt to assure Regeneron's financial condition and maximize its technological developments for the long-term benefit of shareholders, the Company from time to time seeks additional corporate partners and explores other opportunities to obtain research and development funding. No assurance can be given that such partners or funding will be available or, if available, will be on terms favorable or acceptable to the Company.


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

o Cancellation or termination of material collaborative or licensing agreements and resulting loss of research or other funding and have other material adverse effects on the Company and its operations. A change of control of one or more of the Company's material collaborators or licensees could also have a material adverse effect on the Company.

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

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  11 Statement of computation of loss per share for the three months ended March 31, 1997 and 1996.

                  27       Financial Data Schedule


         (b)      Reports

                  No reports on Form 8-K were filed by the registrant during the quarter ended March 31, 1997.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 Regeneron Pharmaceuticals, Inc.


Date:   May 7, 1997              By:       /s/ Murray A. Goldberg
     -----------------               -----------------------------------------
                                     Murray A. Goldberg
                                     Vice President, Finance & Administration,
                                     Chief Financial Officer, and Treasurer