Form 10-K/A
period 1996-12-31
REGENERON PHARMACEUTICALS INC
filed 1997-05-30
CIK 872589

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A
                                Amendment No. 1
       (Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended December 31, 1996
                                 -----------------
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

       For the transition period from _______________ to _______________

                         Commission File Number 0-19034

                        REGENERON PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)

             New York                                   13-3444607
             --------                                   ----------
 (State or other jurisdiction of            (I.R.S. Employer Identification No )
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

                                      None
          -----------------------------------------------------------
                                (Title of Class)

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock - par value $.001 per share
          -----------------------------------------------------------
                                (Title of Class)

           Preferred Share Purchase Rights expiring October 18, 2006
          -----------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of

1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_x_ No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

At March 11, 1997, the aggregate market value of voting stock held by non-affiliates of the Registrant totaled approximately $194,810,771, based on the last sale price as reported by The Nasdaq Stock Market.

Indicate the number of shares outstanding of each of Registrant's classes of common stock as of March 11, 1997:

     Class of Common Stock                                  Number of Shares
     ---------------------                                  ----------------
     Class A Stock, $.001 par value                              4,355,994
     Common Stock, $.001 par value                              21,342,449

                      DOCUMENTS INCORPORATED BY REFERENCE:
     The Registrant's definitive proxy statement to be filed in connection with solicitation of proxies for its Annual Meeting of Shareholders to be held on June 27, 1997, is incorporated by reference into Part III of this Form 10-K.
Exhibit index is located on pages 32 to 34 of this filing.

The Registrant, Regeneron Pharmaceuticals, Inc. ("Regeneron" or the "Company") hereby amends the following items of its Annual Report on Form 10-K for the year ended December 31, 1996 as set forth below.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(A)      1.       Financial Statements

         The financials statements filed as part of this report are listed on the Index to Financial Statements on page F-1 of the Company's Annual Report filed on March 26, 1997.

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

           10.8     (c) *   - License Agreement dated as of January 15, 1992,
                              between the Company and Hakan Persson.
           10.9     (c) *   - License Agreement dated as of January 24, 1992,
                              between the Company and Rorer Biotechnology, Inc.
           10.10    (d) *   - Collaborative Development Agreement dated as of
                              September 23, 1992, between the Company and
                              American Cyanamid Company.
           10.11    (d) *   - License Agreement dated as of October 7, 1992,
                              between the Company and The Regents of the
                              University of California.
           10.12    (e) *   - Collaboration Agreement dated as of July 22, 1993
                              between the Company and Glaxo Group Limited.
           10.13    (e)     - Stock Purchase Agreement dated as of July 22,
                              1993 between the Company and Glaxo Group Limited.
           10.14    (e)     - Contract to Sell Real Estate dated as of July 21,
                              1993 between the Company and National Council for Community Development Inc.
           10.15    (e)     - Renovation License Agreement dated as of July 22,
                              1993 between the Company, National Council for Community Development and Sterling Winthrop, Inc.
           10.16    (f)     - Employment Agreement, dated as of September 14,
                              1993 between the Company and Dr. Leonard S.
                              Schleifer.
           10.17    (g) *   - Research and Development Agreement dated as of
                              June 2, 1994 between the Company and Sumitomo Pharmaceuticals Company, Ltd.

           10.18    (h) *   - Manufacturing Agreement dated as of September 18,
                              1995 between the Company and Merck & Co., Inc.
           10.19    (i)     - Stock and Warrant Purchase Agreement dated as of
                              April 15, 1996, between the Company and Amgen
                              Inc.
           10.20    (i)     - Warrant Agreement dated as of April 15, 1996,
                              between the Company and Amgen Inc.
           10.21    (i)     - Registration Rights Agreement dated as of April
                              15, 1996, between the Company and Amgen Inc.
           10.22    (i)     - Stock and Warrant Purchase Agreement dated as of
                              June 27, 1996, between the Company and Medtronic, Inc.
           10.23    (i)     - Warrant Agreement dated as of June 27, 1996,
                              between the Company and Medtronic, Inc.
           10.24    (i)     - Registration Rights Agreement dated as of June
                              27, 1996, between the Company and Medtronic, Inc.
           10.25    (i)     - Assignment and Assumption Agreement dated as of
                              June 27, 1996, between the Company and Medtronic, Inc.
           10.26    (j)     - Certificate of Amendment of the Restated
                              Certificate of Incorporation of Regeneron
                              Pharmaceuticals, Inc., as at October 18, 1996.
           10.27    (k)     - Rights Agreement, dated as of September 20, 1996,
                              between Regeneron Pharmaceuticals, Inc. and
                              ChaseMellon Shareholder Services L.L.C., as
                              Rights Agent, including the form of Rights
                              Certificate as Exhibit B thereto.
           10.28    (j)     - Letter of Resignation of James W. Fordyce,

                              Director, dated October 1, 1996.
           10.29    (l)     - Stock Purchase Agreement dated as of December 11,
                              1996, between the Company and Procter & Gamble Pharmaceuticals, Inc.
           10.30    (l)     - Registration Rights Agreement dated as of
                              December 11, 1996, between the Company and
                              Procter & Gamble Pharmaceuticals, Inc.
           10.31    (m)     - Collaboration Agreement dated as of December 11,
                              1996, between the Company and Procter & Gamble Pharmaceuticals, Inc.
           11       (l)     - Statement of Computation of Loss per Share.
           23.1     (l)     - Consent of Coopers & Lybrand L.L.P.
           23.2     (l)     - Consent of Ernst & Young LLP, Independent Auditors
           24       (l)     - Power of Attorney
           27       (l)     - Financial Statement Data
           99.1             - Withdrawal of Application for Order Granting
                              Confidential Treatment Pursuant to Rule 24b-2 filed with the SEC on May 28, 1997.


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


         (i) Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc. for the quarter ended June 30, 1996, filed August 14, 1996.

         (j) Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc. for the quarter ended September 30, 1996, filed November 5, 1996.

         (k) Incorporated by reference from the Form 8-A for Regeneron Pharmaceuticals, Inc. filed October 15, 1996.

         (l)      Previously filed.

         (m) Withdrawn subject to withdrawal request dated May 28, 1997. See Exhibit 99.1.


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

Dated:   New York, New York
         May 28, 1997

                                      REGENERON PHARMACEUTICALS, INC.


                                      By: /s/ LEONARD S. SCHLEIFER
                                          -------------------------------------
                                          Leonard S. Schleifer, M.D., Ph.D.
                                          President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant in the capacities indicated on May 28, 1997.

              Signature                                Title
              ---------                                -----

/s/ LEONARD S. SCHLEIFER,              President, Chief Executive Officer, and
-------------------------------------
    Leonard S. Schleifer, M.D., Ph.D.  Director


/s/ MURRAY A. GOLDBERG                 Vice President, Finance & Administration,
-------------------------------------  Chief Financial Officer, and
    Murray A. Goldberg                 Treasurer (Principal Financial Officer)


/s/ BEVERLY C. DUBS                    Controller and Assistant Treasurer
-------------------------------------  (Chief Accounting Officer)
    Beverly C. Dubs


                  *                    Chairman of the Board
-------------------------------------
    P. Roy Vagelos, M.D.


                  *                    Director
-------------------------------------
    Charles A. Baker


                  *                    Director
-------------------------------------
    Michael S. Brown, M.D.



                  *                    Director
-------------------------------------
    Alfred G. Gilman, M.D., Ph.D.


                  *                    Director
-------------------------------------
    Joseph L. Goldstein, M.D.


                  *                    Director
-------------------------------------
    Fred A. Middleton

                  *                    Director
-------------------------------------
    Eric M. Shooter, Ph.D.


                  *                    Director
-------------------------------------
    George L. Sing


*By  /s/ PAUL LUBETKIN
    ---------------------------------
         Paul Lubetkin
         (Attorney-in-Fact)