Form 10-Q
period 1997-06-30
REGENERON PHARMACEUTICALS INC
filed 1997-08-13
CIK 872589

                                        *
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

         (Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1997
                                        -------------   --------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from               to
                                        -------------    -------------

         Commission File Number 0-19034
                                -------

                         REGENERON PHARMACEUTICALS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             New York                                     13-3444607
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

     777 Old Saw Mill River Road
           Tarrytown, New York                            10591-6707
----------------------------------------    ------------------------------------
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

                                        Yes X     No
                                           ---      ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 2, 1997:


        Class of Common Stock                          Number of Shares
        ---------------------                          ----------------

   Class A Stock, $0.001 par value                        4,279,814
   Common Stock, $0.001 par value                        26,604,819

                         REGENERON PHARMACEUTICALS, INC.
                                Table of Contents
                                  June 30, 1997

                                                                                           Page Numbers
                                                                                           ------------

PART I  FINANCIAL INFORMATION

Item 1            Financial Statements
------            --------------------

                  Condensed balance sheets (unaudited) at June 30, 1997
                  and December 31, 1996                                                          3

                  Condensed statements of operations (unaudited) for the three
                  months and six months ended June 30, 1997 and 1996                             4

                  Condensed statements of cash flows (unaudited) for the
                  six months ended June 30, 1997 and 1996                                        5

                  Notes to condensed financial statements                                        6-7

Item 2            Management's Discussion and Analysis of  Financial Condition
------            ---------------------------------------  -------------------
                  and Results of Operations                                                      8-16
                  -------------------------

PART II  OTHER INFORMATION

Item 4            Submission of Matters to a Vote of Security Holders                            17
------            ---------------------------------------------------

Item 6            Exhibits and Reports on Form 8-K                                               18
------            --------------------------------



SIGNATURE PAGE                                                                                   19

Exhibit 10.1      Securities Purchase Agreement dated as of May 13, 1997
------------      between the Company and The Procter & Gamble Company

Exhibit 10.2      Warrant Agreement dated as of May 13, 1997 between the Company
------------      and The Procter & Gamble Company

Exhibit 10.3      Registration Rights Agreement dated as of May 13, 1997
------------      between the Company and The Procter & Gamble Company

Exhibit 10.4      Multi-Project Collaboration Agreement dated as of May 13,
------------      1997 between the Company and The Procter & Gamble Company

Exhibit 11        Statement of computation of net loss per share for the three
----------        months and six months ended June 30, 1997 and 1996

Exhibit 27        Financial data schedule
----------
                                        2

PART I  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

REGENERON PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS AT JUNE 30, 1997 AND DECEMBER 31, 1996 (Unaudited)

                                                                                                      June 30,        December 31,
                                     ASSETS                                                             1997             1996
                                                                                                        ----             ----

Current assets
    Cash and cash equivalents                                                                      $  51,445,161    $  34,475,060
    Marketable securities                                                                             52,808,383       45,587,404
    Receivable due from Sumitomo Pharmaceuticals Company, Ltd.                                         2,327,400        2,072,455
    Receivable due from Merck & Co., Inc.                                                              1,914,117        1,816,056
    Receivable due from The Procter & Gamble Company                                                     937,500
    Receivable due from Amgen-Regeneron Partners                                                         805,621          446,269
    Prepaid expenses and other current assets                                                            394,763          611,435
                                                                                                   -------------    -------------
       Total current assets                                                                          110,632,945       85,008,679

Marketable securities                                                                                 25,246,355       16,965,302
Investment in Amgen-Regeneron Partners                                                                                  1,205,299
Property, plant and equipment, at cost, net of accumulated depreciation
    and amortization                                                                                  33,973,564       34,297,843
Other assets                                                                                             101,009          104,731
                                                                                                   -------------    -------------
       Total assets                                                                                $ 169,953,873    $ 137,581,854
                                                                                                   =============    =============

                      LIABILITIES and STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable and accrued expenses                                                          $   5,076,750    $   4,357,145
    Capital lease obligations, current portion                                                         3,054,527        3,505,221
    Note payable, current portion                                                                         75,416           77,684
    Capital contribution due to Amgen-Regeneron Partners                                                 965,045
    Deferred revenue, current portion                                                                  1,676,326        4,108,412
                                                                                                   -------------    -------------
       Total current liabilities                                                                      10,848,064       12,048,462

Capital lease obligations                                                                              2,458,402        3,400,015
Note payable                                                                                           1,711,799        1,748,082
Other liabilities                                                                                        213,092          183,426

Deferred revenue                                                                                      14,778,415       13,270,870

Commitments and contingencies


Stockholders' equity
    Preferred stock, $.01 par value; 30,000,000 shares authorized; issued and outstanding - none
    Class A Stock, convertible, $.001 par value; 40,000,000 shares authorized;
         4,279,814 shares issued and outstanding in 1997
         4,355,994 shares issued and outstanding in 1996                                                   4,280            4,356
    Common Stock, $.001 par value; 60,000,000 shares authorized;
        26,604,819 shares issued and outstanding in 1997
        21,319,896 shares issued and outstanding in 1996                                                  26,605           21,320
    Additional paid-in capital                                                                       307,904,196      264,742,236
    Unearned compensation                                                                               (900,000)      (1,080,000)
    Accumulated deficit                                                                             (167,227,638)    (157,029,112)
    Net unrealized gain  on marketable securities                                                        136,658          272,199
                                                                                                   -------------    -------------
       Total stockholders' equity                                                                    139,944,101      106,930,999
                                                                                                   -------------    -------------
       Total liabilities and stockholders' equity                                                  $ 169,953,873    $ 137,581,854
                                                                                                   =============    =============

    The accompanying notes are an integral part of the financial statements.

================================================================================

REGENERON PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

                                                  Three months                       Six months
                                                  ended June 30,                   ended June 30,
                                               1997            1996            1997            1996
                                           ----------------------------    ----------------------------


Revenues
       Contract research and development     $4,377,177      $4,596,390      $8,615,615      $8,779,286
       Investment income                      1,380,585       1,130,763       2,659,316       1,731,185
       Contract manufacturing                   858,510         431,009       1,554,966         836,360
                                           ------------    ------------    ------------    ------------
                                              6,616,272       6,158,162      12,829,897      11,346,831
                                           ------------    ------------    ------------    ------------


Expenses
       Research and development               6,880,316       6,802,561      13,956,787      13,728,964
       Loss in Amgen-Regeneron Partners         479,345       3,517,180       2,179,345       6,179,080
       General and administrative             1,688,276       1,586,554       3,152,203       3,097,499
       Depreciation and amortization          1,165,005       1,525,301       2,366,502       3,016,255
       Contract manufacturing                   475,673         123,770         968,535         239,106
       Interest                                 197,324         227,429         405,051         478,058
                                           ------------    ------------    ------------    ------------
                                             10,885,939      13,782,795      23,028,423      26,738,962
                                           ------------    ------------    ------------    ------------

Net loss                                    ($4,269,667)    ($7,624,633)   ($10,198,526)   ($15,392,131)
                                           ============    ============    ============    ============

Net loss per share                               ($0.16)         ($0.31)         ($0.38)         ($0.66)
                                           ============    ============    ============    ============


Weighted average number of Common
  and Class A shares outstanding             27,192,724      24,585,518      26,495,847      23,296,691
                                           ============    ============    ============    ============

    The accompanying notes are an integral part of the financial statements.

================================================================================

REGENERON PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
Increase (Decrease) in Cash and Cash Equivalents

                                                                                   Six months ended June 30,
                                                                                     1997            1996
                                                                                     ----            ----

Cash flows from operating activities
      Net  loss                                                                  ($10,198,526)   ($15,392,131)
                                                                                 ------------    ------------
      Adjustments to reconcile net loss to net cash
        used in operating activities
          Loss in Amgen-Regeneron Partners                                          2,179,345       6,179,080
          Depreciation and  amortization                                            2,366,502       3,016,255
          Amortization of lease incentive
          Stock issued in consideration for services rendered                         180,000         180,000
          Changes in assets and liabilities
               Increase in amounts due from Amgen-Regeneron Partners                 (359,352)       (316,552)
               Increase in amounts due from Sumitomo Pharmaceuticals Co., Ltd.       (254,945)       (603,421)
               Increase in amounts due from Merck & Co., Inc.                         (98,061)     (2,794,534)
               Increase in amounts due from The Procter & Gamble Company             (937,500)        000,000
               Increase in investment in Amgen-Regeneron Partners                      (9,001)     (6,521,000)
               Decrease in prepaid expenses
                   and other assets                                                   220,394         130,675
               (Decrease) increase in deferred revenue                               (924,541)      3,445,172
               Increase (decrease) in accounts payable, accrued expenses,
                   and other liabilities                                              371,168        (533,047)
                                                                                 ------------    ------------
                           Total adjustments                                        2,734,009       2,182,628
                                                                                 ------------    ------------
                   Net cash used in operating activities                           (7,464,517)    (13,209,503)
                                                                                 ------------    ------------

Cash flows from investing activities
      Purchases of marketable securities                                          (46,077,877)    (41,117,516)
      Sales of marketable securities                                               30,440,304      20,209,644
      Capital expenditures                                                         (1,085,427)     (7,462,280)
                                                                                 ------------    ------------
                   Net cash used in investing activities                          (16,723,000)    (28,370,152)
                                                                                 ------------    ------------
Cash flows from financing activities
      Net proceeds from the issuance of stock                                      43,207,169      59,394,527
      Principal payments on note payable                                              (38,551)        (41,431)
      Capital lease payments                                                       (2,011,000)     (1,659,382)
                                                                                 ------------    ------------
                   Net cash provided by financing activities                       41,157,618      57,693,714
                                                                                 ------------    ------------


                   Net increase in cash and cash equivalents                       16,970,101      16,114,059
                                                                                 ------------    ------------

Cash and cash equivalents at beginning of period                                   34,475,060      32,736,026
                                                                                 ------------    ------------

                   Cash and cash equivalents at end of period                     $51,445,161     $48,850,085
                                                                                 ============    ============

Supplemental disclosure of cash flow information
      Cash paid for interest                                                         $375,385        $437,586
                                                                                 ============    ============

    The accompanying notes are an integral part of the financial statements.

================================================================================

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements

1.       Interim Financial Statements

         In the opinion of management of the Company, the accompanying unaudited interim financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company's financial position as of June 30, 1997 and December 31, 1996 and the results of operations for the three months and six months ended June 30, 1997 and 1996. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.

2.       Statement of Cash Flows

         Supplemental disclosure of noncash investing and financing activities:

         Capital lease obligations of approximately $619,000 and $775,000 were incurred during the first six months of 1997 and 1996, respectively, when the Company leased new equipment.

         Included in accounts payable and accrued expenses at June 30, 1997 were approximately $1,127,000 of capital expenditures and approximately $40,000 of costs incurred in connection with the Company's issuance of equity securities.

3.       Accounts Payable and Accrued Expenses

         Accounts payable and accrued expenses as of June 30, 1997 and December 31, 1996 consist of the following:

                                                    June 30,    December 31,
                                                      1997         1996
                                                      ----         ----
                  Accounts payable                 $2,938,907   $2,178,308
                  Accrued payroll and costs         1,006,600    1,047,812
                  Accrued clinical trial expense      319,500      319,500
                  Accrued expenses, other             410,280      389,062
                  Deferred compensation               401,463      422,463
                                                   ----------   ----------
                                                   $5,076,750   $4,357,145
                                                   ==========   ==========

4.       Collaboration Agreement

         In May 1997, the Company entered into a ten-year collaboration agreement with The Procter & Gamble Company ("Procter & Gamble") to discover, develop, and commercialize pharmaceutical products (the "P&G Agreement"), as well as a securities purchase agreement and other related agreements. Procter & Gamble agreed over the first five years of the various agreements to purchase up to $60.0 million in Regeneron equity and provide up to $94.7 million in support of Regeneron's research efforts related to the collaboration. In June 1997, Procter & Gamble completed the purchase of 4.35 million shares of Regeneron Common Stock at $9.87 per share for a total of $42.9 million and received five year warrants to purchase an additional 1.45 million shares of Regeneron stock at $9.87 per share. This purchase was in addition to a $10.0 million purchase of Regeneron Common Stock at $12.50 per share that was completed in March 1997 pursuant to a December 1996 stock purchase agreement. The P&G Agreement expanded and superceded a collaboration agreement that the companies entered into in December 1996 jointly to develop drugs for skeletal muscle injury and atrophy.

         In the second five years of the P&G Agreement, the companies will share all research costs equally. Clinical testing and commercialization expenses for jointly developed products will be shared equally throughout the ten years of the collaboration. Procter & Gamble will have rights to Regeneron's current technology (other than its work in the area of neurotrophic factors and cytokines), which is expected to have application in cardiovascular, bone, muscle, arthritis, and other disease areas. Procter & Gamble will also have rights to new technology developed as a result of the collaboration. The companies expect jointly to develop and market worldwide any products resulting from the collaboration and share equally in profits. Either company may terminate the P&G Agreement at the end of five years with at least one year's prior notice or earlier in the event of default.

         Contract research and development revenue related to the P&G Agreement and the December 1996 collaboration agreement was $0.9 million in the second quarter of 1997 and $1.9 million for the first half of 1997. At June 30, 1997, the Procter & Gamble contract research revenue receivable was $0.9 million.

5.       Impact of the Future Adoptions of Recently Issued Accounting Standards

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

         The Financial Accounting Standards Board issued Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("SFAS 130") in June 1997. Comprehensive Income represents the change in net assets of a business enterprise as a result of nonowner transactions. Management does not believe that the future adoption of SFAS 130 will have a material effect on the Company's financial position and results of operations. The Company will adopt SFAS 130 for the year ending December 31, 1998.

         Also in June 1997, the Financial Accounting Standards Board issued

Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 requires that a business enterprise report certain information about operating segments, products and services, geographic areas of operation, and major customers in complete sets of financial statements and in condensed financial statements for interim periods. The Company is required to adopt this standard in 1998 and is currently evaluating the impact of the standard.

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

         In May 1997, the Company entered into a ten-year collaboration agreement with The Procter & Gamble Company ("Procter & Gamble") to discover, develop, and commercialize pharmaceutical products (the "P&G Agreement"), as well as a securities purchase agreement and other related agreements. Procter & Gamble agreed, over the first five years of the various agreements, to purchase up to $60.0 million in Regeneron equity and provide up to $94.7 million in support of Regeneron's research efforts related to the collaboration. In June 1997, Procter & Gamble completed the purchase of 4.35 million shares of Regeneron Common Stock at $9.87 per share for a total of $42.9 million and received five year warrants to purchase an additional 1.45 million shares of Regeneron stock at $9.87 per share. This purchase was in addition to a $10.0 million purchase of Regeneron Common Stock at $12.50 per share that was completed in March 1997 pursuant to a December 1996 stock purchase agreement. The P&G Agreement expanded and superceded a collaboration agreement that the companies entered into in December 1996 jointly to develop drugs for skeletal muscle injury and atrophy.

         During the second quarter of 1997, Amgen Inc. ("Amgen"), on behalf of Amgen-Regeneron Partners, continued to conduct clinical trials of brain-derived neurotrophic factor ("BDNF") for the treatment of amyotrophic lateral sclerosis ("ALS," commonly known as Lou Gehrig's disease) via intrathecal delivery and of neurotrophin-3 ("NT-3") for the treatment of peripheral neuropathies caused by diabetes. Amgen also continued to conduct a trial of BDNF in Europe for the treatment of neuropathies caused by diabetes. The Company continued to develop and manufacture BDNF for use by Sumitomo Pharmaceuticals Co., Ltd. ("Sumitomo Pharmaceuticals") in Japan.

         In January 1997, Amgen and Regeneron announced that the Phase III clinical trial of BDNF delivered subcutaneously did not demonstrate clinical efficacy in patients with ALS and that the trial confirmed the safety and tolerability of BDNF seen in earlier trials. The failure of the Phase III trial to achieve its primary end points had a materially adverse effect on the price of the Company's Common Stock (which declined more than 50% immediately after the announcement of the results of the trial). After the Phase III clinical trial results were announced, the Company retained independent experts in the fields of neurology and gastroenterology, as well as independent statisticians, to conduct further examination of the data. This review by the Company and the outside panels indicated 1) that a subset of ALS patients in the trial may have received a benefit from BDNF treatment and 2) that BDNF appeared to have an effect on the gastrointestinal system and might have a therapeutic role in treating constipating conditions, among other disorders. The panels recommended, among other things, that additional clinical and preclinical investigations of subcutaneous BDNF for ALS and BDNF for gastrointestinal conditions should be undertaken. The Company is reviewing these recommendations and the Phase III data and is discussing with Amgen whether to undertake these or other investigations of BDNF. Further development of BDNF in the United States must be undertaken in accordance with the terms of the Company's collaboration agreement with Amgen. Sumitomo Pharmaceuticals is currently planning to begin a Phase I safety assessment of BDNF in 1997.

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

         Amgen continues to conduct a Phase I trial on behalf of Amgen-Regeneron Partners of BDNF for ALS using intrathecal delivery. While intrathecal delivery may be more successful in delivering BDNF to certain motor neurons (the nerve cells that degenerate in ALS), it is not known whether intrathecal delivery will prove any more successful in demonstrating safety and utility in patients with ALS than the subcutaneous delivery used in the Phase III clinical trial that failed to achieve its primary endpoints. If additional studies of BDNF for ALS are undertaken, the time and expense required for such trials could be material to the Company and the outcome will be uncertain. If subsequent trials are conducted and such trials fail to demonstrate that BDNF is safe and effective in the treatment of ALS, that failure could have a materially adverse effect on the Company, the price of the Company's Common Stock, and the Company's ability to raise additional capital.

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

Results of Operations

         Three months ended June 30, 1997 and 1996. The Company's total revenue increased to $6.6 million for the second quarter of 1997 from $6.2 million for the same period in 1996. Contract research and development revenue decreased to $4.4 million for the second quarter of 1997 from $4.6 million for the same period in 1996. Contract research and development revenue earned from Sumitomo Pharmaceuticals was $3.1 million for the second quarters of both 1997 and 1996, representing $0.8 million for contract research and $2.3 million of reimbursement for developing manufacturing processes for BDNF and supplying BDNF. Contract research and development revenue earned from Amgen-Regeneron Partners ("the Partnership") decreased to $0.4 million for the second quarter of

1997 from $1.5 million for the same period in 1996, as the Partnership conducted less basic research on BDNF and NT-3. The Company entered into a research collaboration agreement with Procter & Gamble in December 1996, which was superceded by the P&G Agreement in May 1997. Contract research revenue related to these agreements totaled $0.9 million for the second quarter 1997. Contract manufacturing revenue related to the long-term manufacturing agreement (the "Merck Agreement") with Merck & Co., Inc. ("Merck") for the second quarters of 1997 and 1996 totaled $0.9 million and $0.4 million, respectively. Investment income in the second quarter of 1997 increased to $1.4 million from $1.1 million for the same period in 1996, due primarily to higher levels of interest-bearing investments resulting from the private placements of equity securities in 1996 and 1997 with Amgen, Medtronic, Inc. ("Medtronic"), and Procter & Gamble.

         The Company's total operating expenses decreased to $10.9 million in the second quarter of 1997 from $13.8 million for the same period in 1996. Research and development expenses were $6.9 million in the second quarter of 1997 and $6.8 million for the same period in 1996. Loss in Amgen-Regeneron Partners decreased to $0.5 million in the second quarter of 1997 from $3.5 million for the same period in 1996 as the Partnership completed the Phase III clinical trial of BDNF in 1996. Research and development expenses (including Loss in Amgen-Regeneron Partners) were approximately 68% of total operating expenses in the second quarter of 1997 compared to 75% for the same period in 1996.

         General and administrative expenses were $1.7 million in the second quarter of 1997 and $1.6 million for the same period in 1996. Depreciation and amortization expense decreased to $1.2 million in the second quarter of 1997 from $1.5 million in the second quarter of 1996 as certain laboratory equipment became fully depreciated and capitalized patent costs were fully amortized in 1996. Interest expense was $0.2 million for the second quarters of both 1997 and 1996. Contract manufacturing expenses are direct expenses related to the long-term manufacturing agreement with Merck. Such expenses, which are reimbursed by Merck, increased to $0.5 million in the second quarter of 1997 from $0.1 million in the same period of 1996, primarily from increased equipment validation costs.

         The Company's net loss for the second quarter of 1997 was $4.3 million, or $0.16 per share, compared to a net loss of $7.6 million, or $0.31 per share, for the same period in 1996.

         Six months ended June 30, 1997 and 1996. The Company's total revenue increased to $12.8 million for the six months ended June 30, 1997 from $11.3 million for the same period in 1996. Contract research and development revenue for the six months ended June 30 decreased to $8.6 million in 1997 from $8.8 million in 1996. Contract research and development revenue for six months earned from Sumitomo Pharmaceuticals was $5.9 million in 1997 and $5.8 million in 1996, consisting of contract research revenue of $1.5 million in both periods and reimbursement for developing manufacturing processes for BDNF and supplying BDNF of $4.4 million in 1997 and $4.3 million in 1996. Contract research and development revenue earned from Amgen-Regeneron Partners decreased to $0.8 million for the six months ended June 30, 1997 from $3.0 million for the same period in 1996, as the Partnership conducted less basic research on BDNF and NT-3. The Company entered into a research collaboration agreement with Procter & Gamble in December 1996, superceded by the P&G Agreement in May 1997. Contract research revenue related to these agreements totaled $1.9 million for the first half of 1997. Contract manufacturing revenue related to the Merck Agreement for the six months ended June 30, 1997 and 1996 totaled $1.6 million and $0.8 million, respectively. The increase represents reimbursement of increased costs of equipment validation and personnel. Investment income in the first half of 1997 increased to $2.7 million from $1.7 million in the same period of 1996, due primarily to higher levels of interest-bearing investments resulting from the private placements of equity securities in 1996 and 1997 with Amgen, Medtronic, and Procter & Gamble.

         The Company's total operating expenses decreased to $23.0 million in the six months ended June 30, 1997 from $26.7 million for the same period in 1996. Research and development expenses increased to $14.0 million in the first half of 1997 from $13.7 million for the same period in 1996. Loss in Amgen-Regeneron Partners for the first six months of 1997 decreased to $2.2 million from $6.2 million for the same period in 1996, as the Partnership completed the Phase III clinical trial of BDNF in 1996. Research and development expenses for the six months ended June 30, 1997 and 1996 (including Loss in Amgen-Regeneron Partners) represented approximately 70% and 74% of total operating expenses, respectively.

         General and administrative expenses were $3.2 million and $3.1 million in the first half of 1997 and 1996, respectively. Depreciation and amortization expense decreased to $2.4 million in the first half of 1997 from $3.0 million in the first half of 1996, as certain laboratory equipment became fully depreciated and capitalized patent costs were fully amortized in 1996. Interest expense decreased to $0.4 million for the six month period ended June 30, 1997 from $0.5 million in the comparable period in 1996, resulting from the expiration of equipment leases during 1996. Contract manufacturing expenses are direct expenses related to the long-term manufacturing agreement with Merck. Such expenses, which are reimbursed by Merck, increased to $0.9 million in the first half of 1997 from $0.2 million in the same period of 1996, primarily from increased equipment validation costs.

         The Company's net loss for the six months ended June 30, 1997 was $10.2 million, or $0.38 per share, compared to a net loss of $15.4 million, or $0.66 per share, for the same period in 1996.

Liquidity and Capital Resources

         Since its inception in 1988, the Company has financed its operations primarily through private placements and public offerings of its equity securities, revenue earned under the several agreements between the Company and each of Amgen, Sumitomo Chemical Company, Ltd., Sumitomo Pharmaceuticals, Merck, and Procter & Gamble and investment income. Procter & Gamble agreed over the first five years of the P&G Agreement to purchase up to $60.0 million in

Regeneron equity and provide up to $94.7 million in support of Regeneron's research efforts related to the collaboration. In June 1997, Procter & Gamble completed the purchase of 4.35 million shares of Regeneron Common Stock at $9.87 per share for a total of $42.9 million and received five year warrants to purchase an additional 1.45 million shares of Regeneron stock at $9.87 per share. This purchase was in addition to a $10.0 million purchase of Regeneron Common Stock at $12.50 per share that was completed in March 1997 pursuant to a December 1996 stock purchase agreement. The P&G Agreement expanded and superceded a collaboration agreement that the companies entered into in December 1996 jointly to develop drugs for skeletal muscle injury and atrophy. In connection with the Company's agreement to collaborate with Sumitomo Pharmaceuticals in the research and development of BDNF in Japan, Sumitomo Pharmaceuticals paid the Company $22.0 million through December 1996 (which includes a payment of $3.0 million for 1997) and agreed to pay the Company an additional $3.0 million in 1998. Sumitomo Pharmaceuticals has the option to cancel the 1998 payment; however, if such a cancellation were to occur, Sumitomo Pharmaceutical's rights to develop and commercialize BDNF in Japan would revert to the Company. In addition, the Company is being reimbursed in connection with supplying Sumitomo Pharmaceuticals with BDNF for preclinical use.

         The Company's activities relating to BDNF and NT-3, as agreed upon by Amgen and Regeneron, are being reimbursed by Amgen-Regeneron Partners, and the Company recognizes such reimbursement as revenue. The funding of Amgen-Regeneron Partners is through capital contributions from Amgen and Regeneron, who must make equal payments in order to maintain equal ownership and equal sharing of any profits or losses from the Partnership. The Company has made capital contributions totaling approximately $42.6 million to Amgen-Regeneron Partners from the Partnership's inception in June 1993 through June 30, 1997. The Company expects that its capital contributions in 1997 will total approximately $3.0 million. These contributions could increase or decrease, depending upon the cost of Amgen-Regeneron Partners' conducting additional BDNF and NT-3 preclinical and clinical studies and the outcomes of those and other ongoing studies. Capital contributions in future years are anticipated to be greater than in 1997.

         From its inception in January 1988 through June 30, 1997, the Company invested approximately $55.5 million in property, plant, and equipment. This includes $16.8 million to acquire and renovate the Rensselaer facility, $6.3 million of newly completed construction at the facility, and $7.6 million of construction in progress related to the modification of the facility in connection with the Merck Agreement. In connection with the purchase and renovation of the Rensselaer facility, the Company obtained financing of $2.0 million from the New York State Urban Development Corporation, of which $1.8 million is outstanding. Under the terms of such financing, the Company is not permitted to declare or pay dividends to its stockholders.

         During 1996, the Company entered into a series of new leasing agreements (the "New Lease Line") which provide up to $4.0 million to finance equipment acquisitions and certain building improvements, as defined (collectively, the "Equipment"). The Company may utilize the New Lease Line in increments ("leases"). Lease terms are for four years after which the Company is required to purchase the Equipment at defined amounts. Certain of the leases may be renewed for eight months at defined monthly payments after which the Company will own the Equipment. At June 30, 1997, the Company had available approximately $0.5 million of the New Lease Line.

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

         As of June 30, 1997, the Company had no established banking arrangements through which it could obtain short-term financing or a line of credit. Additional funds may be raised through, among other things, the issuance of additional securities, other financing arrangements, and future collaboration agreements. No assurance can be given that additional financing will be available or, if available, that it will be available on acceptable terms.

         At June 30, 1997, the Company had $129.5 million in cash, cash equivalents, and marketable securities. The Company expects to incur ongoing funding requirements for capital contributions to Amgen-Regeneron Partners to support the continued development and clinical trials of BDNF and NT-3. The Company also expects to incur substantial funding requirements for, among other things, its research and development activities (including preclinical and clinical testing), validation of its manufacturing facilities, and the acquisition of equipment, and may incur substantial funding requirements for expenses related to the patent interference proceedings and other patent matters. The amount needed to fund operations will also depend on other factors, including the status of competitive products, the success of the Company's research and development programs, the status of patents and other intellectual property rights developments, and the continuation, extent, and success of any collaborative research programs (including those with Amgen and Procter & Gamble). The Company expects to incur additional capital expenditures in connection with the renovation and validation of its Rensselaer facility pursuant to its manufacturing agreement with Merck. However, the Company also expects that such expenditures will be substantially reimbursed by Merck, subject to certain conditions. The Company believes that its existing capital resources will enable it to meet operating needs for at least the next several years. No assurance can be given that there will be no change in projected revenues or expenses that would lead to the Company's capital being consumed at a faster rate than currently expected. In order to continue to attempt to assure Regeneron's financial condition and maximize its technological developments for the long-term benefit of shareholders, the Company from time to time seeks additional corporate partners and explores other opportunities to obtain research and development funding. No assurance can be given that such partners or funding will be available or, if available, will be on terms favorable or acceptable to the Company.

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

o Cancellation or termination of material collaborative or licensing agreements (including in particular, but not limited to, those with Procter & Gamble and Amgen) and the resulting loss of research or other funding, could have a material adverse effect on the Company and its operations. A change of control of one or more of the Company's material collaborators or licensees could also have a material adverse effect on the Company.

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

o The ability to attract and retain key personnel. As Regeneron's scientific efforts lead to potentially promising new directions, both outside of recombinant protein therapies (into orally active, small molecule pharmaceuticals) and outside of treatments for neurological and neurodegenerative conditions (into, for example, potential programs in cancer, inflammation, muscle disease, bone growth disorders, angiogenesis, and hemopoiesis), the Company will require additional internal expertise or external collaborations in areas in which it currently does not have substantial resources and personnel.

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

         The Financial Accounting Standards Board issued Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("SFAS 130") in June 1997. Comprehensive Income represents the change in net assets of a business enterprise as a result of nonowner transactions. Management does not believe that the future adoption of SFAS 130 will have a material effect on the Company's financial position and results of operations. The Company will adopt SFAS 130 for the year ending December 31, 1998.

         Also in June 1997, the Financial Accounting Standards Board issued Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 requires that a business enterprise report certain information about operating segments, products and services, geographic areas of operation, and major customers in complete sets of financial statements and in condensed financial statements for interim periods. The Company is required to adopt this standard in 1998 and is currently evaluating the impact of the standard.

PART II. OTHER INFORMATION
         -----------------

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------- ---------------------------------------------------

                  On June 27, 1997, the Company conducted its Annual Meeting of Shareholders pursuant to due notice. A quorum being present either in person or by proxy, the shareholders voted on the following matters:

         1. To elect three Directors to hold office for a three-year term as Class III directors, and until their successors are duly elected and qualified.

         2. To amend the Company's Amended and Restated 1990 Long-Term Incentive Plan ("the Long-Term Incentive Plan") to increase by 1,500,000 the number of shares of Regeneron Common Stock available for the grant of options and rights and the award of restricted stock and to clarify and update the Long-Term Incentive Plan.

         3. To approve the selection of Coopers & Lybrand L.L.P. as independent accountants for the Company's fiscal year ending December 31, 1997.

         No other matters were voted on. The number of votes cast was:

                                                   For      Withhold Authority
                                               ----------   ------------------
         1.  Election of Class III Directors
                  Charles A. Baker             56,961,600      2,496,950
                  George L. Sing               56,965,340      2,493,210
                  Michael S. Brown, M.D.       56,962,400      2,496,150

                  The terms of office of P. Roy Vagelos, M.D., Leonard S. Schleifer, M.D., Ph.D., Eric M. Shooter, Ph.D., Alfred G. Gilman, M.D., Ph.D., Joseph L. Goldstein, M.D., and Michael S. Brown, M.D. continued after the meeting.

                                             For          Against      Abstain
                                             ---          -------      -------
         2.  Amendment of Long-Term
               Incentive Plan             47,622,010     6,091,980     59,290
         3.  Selection of accountants     59,211,089       222,836     24,625

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------

(a)      Exhibits


                  10.1 Securities Purchase Agreement dated as of May 13, 1997 between the Company and The Procter & Gamble Company

                  10.2 Warrant Agreement dated as of May 13, 1997 between the Company and The Procter & Gamble Company.

                  10.3 Registration Rights Agreement dated as of May 13, 1997 between the Company and The Procter & Gamble Company.

                 *10.4 Multi-Project Collaboration Agreement dated as of May 13, 1997 between the Company and The Procter & Gamble Company.

                  11 Statement of computation of loss per share for the three months and six months ended June 30, 1997 and 1996.

                  27       Financial Data Schedule

         (b)      Reports

                  On May 13, 1997 the Company filed a report on Form 8-K regarding the fact that the Company issued a press release entitled "Procter & Gamble and Regeneron Form 10-Year Research Collaboration to Discover, Develop Pharmaceutical Products", a copy of which was included as an exhibit to that filing. See footnote 4 in Notes to Condensed Financial Statements, page 7 of this Form 10-Q.

         * Portions of this document have been omitted and filed separately with the Commission pursuant to requests for confidential treatment pursuant to Rule 24b-2.

                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Regeneron Pharmaceuticals, Inc.

Date: August 12, 1997              By:         /s/ Murray A. Goldberg
     -------------------               -----------------------------------------
                                       Murray A. Goldberg
                                       Vice President, Finance & Administration,
                                       Chief Financial Officer, and Treasurer