Form 10-Q
period 1997-09-30
REGENERON PHARMACEUTICALS INC
filed 1997-11-14
CIK 872589

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

        (Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended   September 30, 1997
                                         ------------------

                                       OR

(  )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from _________ to _________

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

                              Yes  X         No
                                 -----         -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 3, 1997:

       Class of Common Stock                        Number of Shares
  -------------------------------                   ----------------
  Class A Stock, $0.001 par value                       4,126,542
  Common Stock, $0.001 par value                       26,794,695

                        REGENERON PHARMACEUTICALS, INC.
                               Table of Contents
                               September 30, 1997

                                                                    Page Numbers

PART I      FINANCIAL INFORMATION


Item 1      Financial Statements

            Condensed balance sheets (unaudited) at September 30, 1997
            and December 31, 1996                                           3

            Condensed statements of operations (unaudited) for the three
            months and nine months ended September 30, 1997 and 1996        4

            Condensed statements of cash flows (unaudited) for the
            nine months ended September 30, 1997 and 1996                   5

            Notes to condensed financial statements                         6-7

Item 2      Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                       8-16


PART II OTHER INFORMATION


Item 6      Exhibits and Reports on Form 8-K                                17


SIGNATURE PAGE                                                              18


Exhibit 10.1  First Amendment to the Multi-Project Collaboration
              Agreement dated May 13, 1997 between the Company and The Procter & Gamble Company, dated as of September 29, 1997 (*)

Exhibit 11 Statement of computation of net loss per share for the three months and nine months ended September 30, 1997 and 1996

Exhibit 27    Financial data schedule


(*) Portions of this document have been omitted and filed separately with the Commission pursuant to requests for confidential treatment pursuant to Rule 24b-2.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

REGENERON PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS AT SEPTEMBER 30, 1997 AND DECEMBER 31, 1996 (Unaudited)


                                                                                                    September 30,     December 31,
                                   ASSETS                                                               1997              1996
                                                                                                   -------------    -------------
Current assets
    Cash and cash equivalents                                                                      $  40,288,090    $  34,475,060
    Marketable securities                                                                             57,086,993       45,587,404
    Receivable due from Sumitomo Pharmaceuticals Company, Ltd.                                         1,257,571        2,072,455
    Receivable due from Merck & Co., Inc.                                                              1,503,597        1,816,056
    Receivable due from The Procter & Gamble Company                                                     958,450
    Receivable due from Amgen-Regeneron Partners                                                         330,999          446,269
    Prepaid expenses and other current assets                                                            651,865          611,435
                                                                                                   -------------    -------------
       Total current assets                                                                          102,077,565       85,008,679

Marketable securities                                                                                 29,272,954       16,965,302
Investment in Amgen-Regeneron Partners                                                                   408,170        1,205,299
Property, plant and equipment, at cost, net of accumulated depreciation
    and amortization                                                                                  32,882,412       34,297,843
Other assets                                                                                              97,372          104,731
                                                                                                   -------------    -------------
       Total assets                                                                                $ 164,738,473    $ 137,581,854
                                                                                                   =============    =============

                      LIABILITIES and STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable and accrued expenses                                                          $   4,131,356    $   4,357,145
    Capital lease obligations, current portion                                                         2,623,308        3,505,221
    Note payable, current portion                                                                         74,338           77,684
    Deferred revenue, current portion                                                                    931,564        4,108,412
                                                                                                   -------------    -------------
       Total current liabilities                                                                       7,760,566       12,048,462

Capital lease obligations                                                                              2,333,848        3,400,015
Note payable                                                                                           1,693,385        1,748,082
Other liabilities                                                                                        227,686          183,426

Deferred revenue                                                                                      14,483,586       13,270,870

Commitments and contingencies


Stockholders' equity
    Preferred stock, $.01 par value; 30,000,000 shares authorized; issued and outstanding - none
    Class A Stock, convertible, $.001 par value; 40,000,000 shares authorized;
         4,204,860 shares issued and outstanding in 1997
         4,355,994 shares issued and outstanding in 1996                                                   4,205            4,356
   Common Stock, $.001 par value; 60,000,000 shares authorized;
        26,709,041 shares issued and outstanding in 1997
        21,319,896 shares issued and outstanding in 1996                                                  26,709           21,320
    Additional paid-in capital                                                                       308,074,066      264,742,236
    Unearned compensation                                                                               (810,000)      (1,080,000)
    Accumulated deficit                                                                             (169,134,756)    (157,029,112)
    Net unrealized gain on marketable securities                                                          79,178          272,199
                                                                                                   -------------    -------------
       Total stockholders' equity                                                                    138,239,402      106,930,999
                                                                                                   -------------    -------------
       Total liabilities and stockholders' equity                                                  $ 164,738,473    $ 137,581,854
                                                                                                   =============    =============


    The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)



                                            Three months ended September 30,   Nine months ended September 30,
                                                 1997            1996              1997             1996
                                             -----------------------------     ------------------------------

Revenues
        Contract research and development      $3,276,721       $4,306,232      $11,892,336      $13,085,518
        Research progress payments              2,500,000                         2,500,000
        Investment income                       1,792,656        1,357,528        4,451,972        3,088,713
        Contract manufacturing                  1,304,023          557,927        2,858,989        1,394,287
                                             ------------     ------------     ------------     ------------
                                                8,873,400        6,221,687       21,703,297       17,568,518
                                             ------------     ------------     ------------     ------------

Expenses
        Research and development                6,802,711        7,660,787       20,759,498       21,389,751
        Loss in Amgen-Regeneron Partners          654,784        4,109,300        2,834,129       10,288,380
        General and administrative              1,428,275        1,422,479        4,580,478        4,519,978
        Depreciation and amortization             969,608        1,497,494        3,336,110        4,513,749
        Contract manufacturing                    750,560          206,159        1,719,095          445,265
        Interest                                  174,580          214,181          579,631          692,239
                                             ------------     ------------     ------------     ------------
                                               10,780,518       15,110,400       33,808,941       41,849,362
                                             ------------     ------------     ------------     ------------
Net loss                                      ($1,907,118)     ($8,888,713)    ($12,105,644)    ($24,280,844)
                                             ============     ============     ============     ============
Net loss per share                                 ($0.06)          ($0.35)          ($0.43)          ($1.01)
                                             ============     ============     ============     ============


Weighted average number of Common
   and Class A shares outstanding              30,894,514       25,605,159       27,962,070       24,066,180
                                             ============     ============     ============     ============



    The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
Increase (Decrease) in Cash and Cash Equivalents



                                                                                             Nine months ended September 30,
                                                                                                  1997            1996
                                                                                                  ----            ----


Cash flows from operating activities
        Net loss                                                                             ($12,105,644)   ($24,280,844)
                                                                                             ------------    ------------
        Adjustments to reconcile net loss to net cash
          used in operating activities
            Loss in Amgen-Regeneron Partners                                                    2,834,129      10,288,380
            Depreciation and amortization                                                       3,336,110       4,513,749
            Stock issued in consideration for services rendered                                   270,000         270,000
            Changes in assets and liabilities
                Decrease (increase) in amounts due from Amgen-Regeneron Partners                  115,270      (1,303,670)
                Decrease (increase) in amounts due from Sumitomo Pharmaceuticals Co., Ltd.        814,884        (603,437)
                Decrease (increase) in amounts due from Merck & Co., Inc.                         312,459      (1,280,082)
                Increase in amounts due from The Procter & Gamble Company                        (958,450)
                Increase in investment in Amgen-Regeneron Partners                             (2,037,000)    (10,275,000)
                Increase in prepaid expenses
                    and other assets                                                              (33,071)       (380,617)
                (Decrease) increase in deferred revenue                                        (1,964,132)      3,003,040
                Increase (decrease) in accounts payable, accrued expenses,
                    and other liabilities                                                         190,160        (158,504)
                                                                                             ------------    ------------
                        Total adjustments                                                       2,880,359       4,073,859
                                                                                             ------------    ------------
                    Net cash used in operating activities                                      (9,225,285)    (20,206,985)
                                                                                             ------------    ------------
Cash flows from investing activities
        Purchases of marketable securities                                                    (72,941,324)    (54,530,151)
        Sales of marketable securities                                                         48,941,062      30,689,585
        Capital expenditures                                                                   (1,480,060)     (8,014,762)
                                                                                             ------------    ------------
                    Net cash used in investing activities                                     (25,480,322)    (31,855,328)
                                                                                             ------------    ------------

Cash flows from financing activities
        Net proceeds from the issuance of stock                                                43,337,068      59,367,260
        Principal payments on note payable                                                        (58,043)        (62,426)
        Capital lease payments                                                                 (2,760,388)     (2,525,745)
                                                                                             ------------    ------------

                    Net cash provided by financing activities                                  40,518,637      56,779,089
                                                                                             ------------    ------------

                    Net increase in cash and cash equivalents                                   5,813,030       4,716,776
                                                                                             ------------    ------------

                                                                                               34,475,060      32,736,026
                                                                                             ------------    ------------
Cash and cash equivalents at beginning of period
                    Cash and cash equivalents at end of period                               $ 40,288,090    $ 37,452,802
                                                                                             ============    ============

Supplemental disclosure of cash flow information
        Cash paid for interest                                                               $    535,371    $    631,865
                                                                                             ============    ============


    The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements


1.      Interim Financial Statements

        In the opinion of management of the Company, the accompanying unaudited interim financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company's financial position as of September 30, 1997 and December 31, 1996 and the results of operations for the three months and nine months ended September 30, 1997 and 1996. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.


2.      Statement of Cash Flows

        Supplemental disclosure of noncash investing and financing activities:

        Capital lease obligations of approximately $812,000 and $2,005,000 were incurred during the first nine months of 1997 and 1996, respectively, when the Company leased new equipment.

        Included in accounts payable and accrued expenses at September 30, 1997 and December 31, 1996 were approximately $417,000 and $788,000 of capital expenditures, respectively.


3.      Accounts Payable and Accrued Expenses

        Accounts payable and accrued expenses as of September 30, 1997 and December 31, 1996 consist of the following:


                                             September 30,   December 31,
                                                  1997           1996
                                                  ----           ----

          Accounts payable                    $2,314,966     $2,178,308
          Accrued payroll and related costs      787,733      1,047,812
          Accrued clinical trial expense         319,500        319,500
          Accrued expenses, other                358,869        389,062
          Deferred compensation                  350,288        422,463
                                              ----------     ----------
                                              $4,131,356     $4,357,145
                                              ==========     ==========


4.      Collaboration Agreement


        In May 1997, the Company entered into a ten-year collaboration agreement with The Procter & Gamble Company ( "Procter & Gamble") to discover, develop, and commercialize pharmaceutical products (the "P&G Agreement"), as well as a securities purchase agreement and other agreements. Procter & Gamble agreed over the first five years of the various agreements to purchase up to $60.0 million in Regeneron equity and provide up to $94.7 million in support of Regeneron's research efforts related to the collaboration. In June 1997, Procter & Gamble completed the purchase of 4.35 million shares of Regeneron Common Stock at $9.87 per share for a total of $42.9 million and received five year warrants to purchase an additional 1.45 million shares of Regeneron stock at $9.87 per share. This purchase was in addition to a $10.0 million purchase of Regeneron Common Stock at $12.50 per share that was completed in March 1997 pursuant to a December 1996 stock purchase agreement. The P&G Agreement expanded and superceded a collaboration agreement that the companies entered into in December 1996 jointly to develop drugs for skeletal muscle injury and atrophy.

        During the second five years of the P&G Agreement, the companies will share all research costs equally. Clinical testing and commercialization expenses for jointly developed products will be shared equally throughout the ten years of the collaboration. Procter & Gamble will have rights to Regeneron's current technology (other than certain neurotrophic factors and cytokines), which is expected to have application in cardiovascular, bone, muscle, arthritis, and other disease areas. Procter & Gamble will also have rights to new technology developed by Regeneron as a result of the collaboration. The companies expect jointly to develop and market worldwide any products resulting from the collaboration and share equally in profits. Either company may terminate the P&G Agreement at the end of five years with at least one year prior notice or earlier in the event of default.

        In September 1997, the Company and Procter & Gamble amended the P&G Agreement to include AXOKINE and related molecules, and agreed initially to develop AXOKINE to treat obesity associated with Type II diabetes. Procter & Gamble agreed to pay the Company as much as $15.0 million in additional funding, partly subject to achieving certain milestones. $2.5 million was paid in September 1997.

        Contract research and development revenue related to the P&G Agreement was $1.0 million in the third quarter of 1997 and $2.8 million for the first nine months of 1997. Revenue from research progress payments related to the P&G Agreement was $2.5 million for the three month and nine month periods ended September 30, 1997. At September 30, 1997, the Procter & Gamble contract research revenue receivable was $1.0 million.

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

        Also in June 1997, the Financial Accounting Standards Board issued Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 requires that a business enterprise report certain information about operating segments, products and services, geographic areas of operation, and major customers in complete sets of financial statements and in condensed financial statements for interim periods. The Company is required to adopt this standard for the year ending December 31, 1998 and is currently evaluating the impact of the standard.

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

        In May 1997, the Company entered into a ten-year collaboration agreement with The Procter & Gamble Company ("Procter & Gamble") to discover, develop, and commercialize pharmaceutical products (the "P&G Agreement"), as well as a securities purchase agreement and other related agreements. Procter & Gamble agreed over the first five years of the various agreements to purchase up to $60.0 million in Regeneron equity and provide up to $94.7 million in support of Regeneron's research efforts related to the collaboration. In June 1997, Procter & Gamble purchased 4.35 million shares of Regeneron Common Stock at $9.87 per share for a total of $42.9 million and received five year warrants to purchase an additional 1.45 million shares of Regeneron stock at $9.87 per share. This purchase was in addition to a $10.0 million purchase of Regeneron Common Stock at $12.50 per share that was completed in March 1997 pursuant to a December 1996 stock purchase agreement. The P&G Agreement expanded and superseded a collaboration agreement that the companies entered into in December 1996 jointly to develop drugs for skeletal muscle injury and atrophy.

        In September 1997, the Company and Procter & Gamble expanded the P&G Agreement to include AXOKINE and related molecules, and agreed to develop AXOKINE to treat obesity associated with Type II diabetes. Procter & Gamble agreed to pay the Company as much as $15.0 million in additional funding, partly subject to achieving certain milestones. $2.5 million was paid in September 1997.

        During the third quarter of 1997, Amgen-Regeneron Partners, the partnership equally owned by Regeneron and Amgen Inc. ("Amgen"), continued to develop Regeneron's brain-derived neurotrophic factor ("BDNF") and neurotrophin-3 ("NT-3"). BDNF is being developed for potential use in treating amyotrophic lateral sclerosis ("ALS," commonly known as Lou Gehrig's disease) through two routes of administration: intrathecal (infusion into the spinal fluid through an implanted pump) and subcutaneous (injection under the skin). A Phase I intrathecal study being conducted by Amgen in ALS patients is continuing. Subcutaneous studies to be conducted by Regeneron are also planned. These subcutaneous studies will be based on retrospective analysis of the Amgen-Regeneron Partners' Phase III trial of BDNF for ALS that was completed in 1996. That trial confirmed the safety and tolerability of BDNF seen in earlier clinical trials but showed no statistically significant difference in breathing capacity or survival between treatment and placebo groups as measured by the trial's predetermined primary endpoints. However, additional analysis of the trial, conducted by Regeneron and outside independent consultants, indicated that a retrospectively-defined subset of ALS patients in the trial may have received a survival benefit from BDNF treatment. The planned BDNF subcutaneous studies are intended to test whether this survival benefit can be confirmed through appropriate prospective trials.



        Amgen-Regeneron Partners' clinical development of NT-3 is currently focused on enteric neuropathies. The enteric nervous system is a complex collection of nerves that control the function of the gastrointestinal system, including gastrointestinal motility. Amgen-Regeneron Partners has conducted clinical studies of NT-3 in normal volunteers and patients suffering peripheral neuropathies associated with diabetes. These studies indicated, among other things, that NT-3 is safe and well tolerated at a variety of doses in both normal and diseased patients and that, at certain doses, NT-3 has a side effect of increased gastrointestinal motility. Based on these results and discussions with gastrointestinal experts, Regeneron, on behalf of Amgen-Regeneron Partners, is planning to design and conduct pilot Phase II clinical studies of NT-3 in enteric neuropathies including constipation associated with the use of opiate pain-killers, Parkinson's disease, and other conditions.

        Amgen-Regeneron Partners is not planning to pursue additional trials of BDNF and NT-3 in peripheral neuropathy at the present time, because initial results were not sufficiently promising to justify the expenditures for the inherently long and large development program required for these studies.

        During the third quarter of 1997, the Company continued to develop and manufacture BDNF for use by Sumitomo Pharmaceuticals Co., Ltd. ("Sumitomo Pharmaceuticals") in Japan. Sumitomo Pharmaceuticals has informed the Company that it plans to begin a Phase I clinical study in the first half of 1998 in Japan to assess the safety and tolerability of BDNF delivered subcutaneously to normal volunteers. Sumitomo Pharmaceuticals is initially developing BDNF to treat ALS.

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

        While intrathecal delivery may be more successful in delivering BDNF to certain motor neurons (the nerve cells that degenerate in ALS), it is not known whether intrathecal delivery will prove any more successful in demonstrating safety and utility in patients with ALS than the subcutaneous delivery used in the Phase III clinical trial that failed to achieve its primary endpoints. The planned clinical studies of BDNF delivered subcutaneously for the treatment of ALS are also based on retrospective analyses of the Phase III clinical trial that failed to meet its primary endpoints. If these or subsequent trials fail to demonstrate that BDNF is safe and effective in the treatment of ALS, that failure could have a materially adverse effect on the Company, the price of the Company's Common Stock, and the Company's ability to raise additional capital.

        No assurance can be given that extended administration of NT-3 will be safe or effective. The Phase I study of NT-3 in normal human volunteers that concluded in 1995 was a short term (seven day) treatment study, while the planned NT-3 clinical studies involve longer treatment. The treatment of various constipating conditions may present additional clinical trial risks in light of the complex and not wholly understood mechanisms of action that lead to the conditions, the concurrent use of other drugs to treat the underlying illnesses as well as the gastrointestinal condition, the potential difficulty of designing and achieving significant clinical endpoints, and other factors. No assurance can be given that these or any other studies of NT-3 will be successful or that NT-3 will be commercialized.

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

        From inception on January 8, 1988 through September 30, 1997, Regeneron has a cumulative loss of $169.0 million. In the absence of revenues from commercial product sales or other sources (the amount, timing, nature, or source of which can not be predicted), the Company's losses will continue as the Company conducts its research and development activities. The Company's activities may expand over time and may require additional resources, and the Company's operating losses may be substantial over at least the next several years. The Company's losses may fluctuate from quarter to quarter and will depend, among other factors, on the timing of certain expenses and on the progress of the Company's research and development efforts.


Results of Operations

        Three months ended September 30, 1997 and 1996. The Company's total revenue increased to $8.9 million for the third quarter of 1997 from $6.2 million for the same period in 1996. Contract research and development revenue decreased to $3.3 million for the third quarter of 1997 from $4.3 million for the same period in 1996, as the Company provided less research and manufacturing support to the Amgen-Regeneron Partners and Sumitomo Pharmaceuticals collaborations, partly offset by revenue received from Procter & Gamble in connection with the May 1997 P&G Agreement. Revenue from research progress payments in the third quarter of 1997 represents a $2.5 million payment received from Procter & Gamble in connection with signing the September 1997 amendment to the P&G Agreement. Investment income in the third quarter of 1997 increased to $1.8 million from $1.4 million for the same period in 1996, due primarily to higher levels of interest-bearing investments resulting from the proceeds received as a result of the private placement of equity securities with Procter & Gamble in 1996 and 1997. Contract manufacturing revenue related to the long-term manufacturing agreement (the "Merck Agreement") with Merck & Co., Inc.

("Merck") for the third quarters of 1997 and 1996 totaled $1.3 million and $0.6 million, respectively. This increase was the result of increased activity on the part of the Company in preparation of the Company's manufacturing facility in Rensselaer for the production of a product for Merck.

        The Company's total operating expenses decreased to $10.8 million in the third quarter of 1997 from $15.1 million for the same period in 1996. Research and development expenses declined to $6.8 million in the third quarter of 1997 from $7.7 million for the same period in 1996 as the cost of producing BDNF for clinical use by Sumitomo declined in 1997. Loss in Amgen-Regeneron Partners decreased to $0.7 million in the third quarter of 1997 from $4.1 million for the same period in 1996, as the Partnership completed the Phase III clinical trial of BDNF in 1996. Research and development expenses (including Loss in Amgen-Regeneron Partners) were approximately 69% of total operating expenses in the third quarter of 1997, compared to 78% for the same period in 1996.

        General and administrative expenses were $1.4 million in the third quarters of both 1997 and 1996. Depreciation and amortization expense decreased to $1.0 million in the third quarter of 1997 from $1.5 million in the third quarter of 1996 as certain laboratory equipment became fully depreciated and capitalized patent costs were fully amortized in 1996. Contract manufacturing expenses are direct expenses related to the long-term manufacturing agreement with Merck. Such expenses, which are reimbursed by Merck, increased to $0.8 million in the third quarter of 1997 from $0.2 million in the same period of 1996, primarily from increased equipment validation costs. Interest expense was $0.2 million for the third quarters of both 1997 and 1996.

        The Company's net loss for the third quarter of 1997 was $1.9 million, or $0.06 per share, compared to a net loss of $8.9 million, or $0.35 per share, for the same period in 1996.

        Nine months ended September 30, 1997 and 1996. The Company's total revenue increased to $21.7 million for the nine months ended September 30, 1997 from $17.6 million for the same period in 1996. Contract research and development revenue decreased to $11.9 million for the nine months ended September 30, 1997 from $13.1 million for the same period in 1996, as the Company provided less research and manufacturing support to the Amgen-Regeneron Partners and Sumitomo Pharmaceuticals collaborations, partly offset by revenue received from Procter & Gamble in connection with the May 1997 P&G Agreement. Revenue from research progress payments in the first nine months of 1997 represents a $2.5 million payment received from Procter & Gamble in connection with signing the September 1997 amendment to the P&G Agreement. Investment income in the first nine months of 1997 increased to $4.4 million from $3.1 million for the same period in 1996, due primarily to higher levels of interest-bearing investments resulting from the proceeds received as a result of the private placement of equity securities with Amgen, Medtronic Inc., and

Procter & Gamble in 1996 and 1997. Contract manufacturing revenue related to the Merck Agreement for the nine months ended September 30, 1997 and 1996 totaled $2.9 million and $1.4 million, respectively. This increase was the result of increased activity on the part of the Company in preparation of the Company's manufacturing facility in Rensselaer for the production of a product for Merck.

        The Company's total operating expenses decreased to $33.8 million in the nine months ended September 30, 1997 from $41.8 million for the same period in 1996. Research and development expenses declined to $20.8 million in the first nine months of 1997 from $21.4 million for the same period in 1996 as the cost of producing BDNF for clinical use by Sumitomo declined in 1997. Loss in Amgen-Regeneron Partners for the first nine months of 1997 decreased to $2.8 million from $10.3 million for the same period in 1996, as the Partnership completed the Phase III clinical trial of BDNF in 1996. Research and development expenses for the nine months ended September 30, 1997 and 1996 (including Loss in Amgen-Regeneron Partners) represented approximately 70% and 76% of total operating expenses, respectively.

        General and administrative expenses were $4.6 million and $4.5 million in the first nine months of 1997 and 1996, respectively. Depreciation and amortization expense decreased to $3.3 million in the first nine months of 1997 from $4.5 million in the first nine months of 1996, as certain laboratory equipment became fully depreciated and capitalized patent costs were fully amortized in 1996. Contract manufacturing expenses are direct expenses related to the long-term manufacturing agreement with Merck. Such expenses, which are reimbursed by Merck, increased to $1.7 million in the first nine months of 1997 from $0.4 million in the same period of 1996, primarily from increased equipment validation costs. Interest expense was $0.6 million and $0.7 million in the first nine months of 1997 and 1996, respectively.

        The Company's net loss for the nine months ended September 30, 1997 was $12.1 million, or $0.43 per share, compared to a net loss of $24.3 million, or $1.01 per share, for the same period in 1996.


Liquidity and Capital Resources

        Since its inception in 1988, the Company has financed its operations primarily through private placements and public offerings of its equity securities, revenue earned under the several agreements between the Company and each of Amgen, Sumitomo Chemical Company, Ltd., Sumitomo Pharmaceuticals, Merck, and Procter & Gamble and investment income.

        In May 1997, the Company and Procter & Gamble entered into the P&G Agreement. Procter & Gamble agreed over the first five years of the P&G Agreement to purchase up to $60.0 million in Regeneron equity and provide up to $94.7 million in support of Regeneron's research efforts related to the collaboration. During the second five years of the P&G Agreement, the companies will share all research costs equally. Clinical testing and commercialization expenses for jointly developed products will be shared equally throughout the ten years of the collaboration. The companies expect jointly to develop and market worldwide any products resulting from the collaboration and share equally in profits. Either company may terminate the P&G Agreement at the end of five years with at least one year prior notice or earlier in the event of a default (as defined in the P&G Agreement). In June 1997, Procter & Gamble completed the purchase of 4.35 million shares of Regeneron Common Stock at $9.87 per share for a total of $42.9 million and received five year warrants to purchase an additional 1.45 million shares of Regeneron stock at $9.87 per share. This purchase was in addition to a $10.0 million purchase of Regeneron Common Stock at $12.50 per share that was completed in March 1997 pursuant to a December 1996 stock purchase agreement. In September 1997 the Company and Procter & Gamble amended the P&G Agreement to include AXOKINE and related molecules, and to develop AXOKINE to treat obesity associated with Type II diabetes. Procter & Gamble agreed to pay the Company as much as $15.0 million in additional funding, partly subject to achieving certain milestones. $2.5 million was paid in September 1997.

        In connection with the Company's agreement to collaborate with Sumitomo Pharmaceuticals in the research and development of BDNF in Japan, Sumitomo Pharmaceuticals has paid the Company $22.0 million through September 1997 and has agreed to pay the Company an additional $3.0 million in 1998. Sumitomo Pharmaceuticals has the option to cancel the 1998 payment; however, if such a cancellation were to occur, Sumitomo Pharmaceutical's rights to develop and commercialize BDNF in Japan would revert to the Company. In addition, the Company is being reimbursed in connection with supplying Sumitomo Pharmaceuticals with BDNF for preclinical use.

        The Company's activities relating to BDNF and NT-3, as agreed upon by Amgen and Regeneron, are being reimbursed by Amgen-Regeneron Partners, and the Company recognizes such reimbursement as revenue. The funding of Amgen-Regeneron Partners is through capital contributions from Amgen and Regeneron, who must make equal payments in order to maintain equal ownership and equal sharing of any profits or losses from the Partnership. The Company has made capital contributions totaling approximately $44.6 million to Amgen-Regeneron Partners from the Partnership's inception in June 1993 through September 30, 1997. The Company expects that its capital contributions in 1997 will total $2.6 million for the full year, of which $2.0 million has been funded to date. Capital contributions in future years are anticipated to be greater than in 1997. These contributions could increase or decrease, depending upon the cost of Amgen-Regeneron Partners' conducting additional BDNF and NT-3 studies and the outcomes of those and other ongoing studies.

        From its inception in January 1988 through September 30, 1997, the Company invested approximately $55.5 million in property, plant, and equipment. This includes $16.8 million to acquire and renovate the Rensselaer facility, $6.3 million of completed construction at the facility, and $7.3 million of construction in progress related to the modification of the facility in connection with the Merck Agreement. In connection with the purchase and renovation of the Rensselaer facility, the Company obtained financing of $2.0 million from the New York State Urban Development Corporation, of which $1.8 million is outstanding. Under the terms of such financing, the Company is not permitted to declare or pay dividends to its stockholders.

        During 1996, the Company entered into a series of new leasing agreements (the "New Lease Line") which provide up to $4.0 million to finance equipment acquisitions and certain building improvements, as defined (collectively, the "Equipment"). The Company may utilize the New Lease Line in increments ("leases"). Lease terms are for four years after which the Company is required to purchase the Equipment at defined amounts. Certain of the leases may be renewed for eight months at defined monthly payments after which the Company will own the Equipment. At September 30, 1997, the Company had available approximately $0.3 million of the New Lease Line.

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

        As of September 30, 1997, the Company had no established banking arrangements through which it could obtain short-term financing or a line of credit. Additional funds may be raised through, among other things, the issuance of additional securities, other financing arrangements, and future collaboration agreements. No assurance can be given that additional financing will be available or, if available, that it will be available on acceptable terms.

        At September 30, 1997, the Company had $126.6 million in cash, cash equivalents, and marketable securities. The Company expects to incur substantial funding requirements for, among other things, its research and development activities

(including preclinical and clinical testing), validation of its manufacturing facilities, and the acquisition of equipment, and may incur substantial funding requirements for expenses related to the patent interference proceedings and other patent matters. The Company expects to incur ongoing funding requirements for capital contributions to Amgen-Regeneron Partners to support the continued development and clinical trials of BDNF and NT-3. The amount needed to fund operations will also depend on other factors, including the status of competitive products, the success of the Company's research and development programs, the status of patents and other intellectual property rights developments, and the continuation, extent, and success of any collaborative research programs (including those with Amgen and Procter & Gamble). The Company expects to incur additional capital expenditures in connection with the renovation and validation of its Rensselaer facility pursuant to its manufacturing agreement with Merck. However, the Company also expects that such expenditures will be substantially reimbursed by Merck, subject to certain conditions. The Company believes that its existing capital resources will enable it to meet operating needs for at least the next several years. No assurance can be given that there will be no change in projected revenues or expenses that would lead to the Company's capital being consumed at a faster rate than currently expected. In order to continue to attempt to assure Regeneron's financial condition and maximize its technological developments for the long-term benefit of shareholders, the Company from time to time seeks additional corporate partners and explores other opportunities to obtain research and development funding. No assurance can be given that such partners or funding will be available or, if available, will be on terms favorable or acceptable to the Company.


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

o Amount and rate of growth in Regeneron's general and administrative expenses, and the impact of unusual or infrequent charges resulting from Regeneron's ongoing evaluation of its business strategies and organizational structure.

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

        Also in June 1997, the Financial Accounting Standards Board issued Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 requires that a business enterprise report certain information about operating segments, products and services, geographic areas of operation, and major customers in complete sets of financial statements and in condensed financial statements for interim periods. The Company is required to adopt this standard for the year ending December 31, 1998 and is currently evaluating the impact of the standard.

PART II.        OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a)     Exhibits

              * 10.1 First Amendment to the Multi-Project Collaboration Agreement dated May 13, 1997 between the Company and The Procter & Gamble Company, dated as of September 29, 1997.

                11 Statement of computation of net loss per share for the three months and nine months ended September 30, 1997 and 1996.

                27      Financial Data Schedule


(b)     Reports

                No reports on Form 8-K were filed by the registrant during the quarter ended September 30, 1997.



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



                                  Regeneron Pharmaceuticals, Inc.




Date:  November 14, 1997          By:       /s/ Murray A. Goldberg
       -----------------             ---------------------------------
                                       Murray A. Goldberg
                                       Vice President, Finance & Administration,
                                       Chief Financial Officer, and Treasurer