Form 10-K
period 1997-12-31
REGENERON PHARMACEUTICALS INC
filed 1998-03-26
CIK 872589

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

         (Mark One)

               (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended      December 31, 1997

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

          777 Old Saw Mill River Road, Tarrytown, New York 10591-6707
               (Address of principal executive offices) (Zip code)

                                 (914) 347-7000
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                                      None
                                (Title of Class)

           Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock - par value $.001 per share
                                (Title of Class)

            Preferred Share Purchase Rights expiring October 18, 2006
                                (Title of Class)

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

At March 13, 1998, the aggregate market value of voting stock held by non-affiliates of the Registrant totaled approximately $248,523,670 based on the last sale price as reported by The Nasdaq Stock Market.

Indicate the number of shares outstanding of each of Registrant's classes of common stock as of March 13, 1998:

Class of Common Stock                         Number of Shares
---------------------                         ----------------
Class A Stock, $.001 par value                    4,115,542
Common Stock, $.001 par value                    26,812,062

                     DOCUMENTS INCORPORATED BY REFERENCE:

     The Registrant's definitive proxy statement to be filed in connection with solicitation of proxies for its Annual Meeting of Shareholders to be held on June 12, 1998, is incorporated by reference into Part III of this Form 10-K. Exhibit index is located on pages 32 to 34 of this filing.

                                    PART I

Item 1.  Business

General

         Regeneron Pharmaceuticals, Inc. ("Regeneron" or the "Company") is a leader in the application of molecular and cell biology to discover novel potential therapeutics for human medical conditions and is seeking to develop and commercialize these discoveries. The Company is applying its technological expertise in protein growth factors, their receptors, and their mechanisms of action to the discovery and development of protein-based drugs and orally active, small molecule drugs.

         The Company is pursuing research and development programs in the following areas:

   o AXOKINE(TM), a second generation ciliary neurotrophic factor, for the treatment of obesity (and diseases related to obesity such as Type II diabetes), retinal diseases, and other conditions,

   o Brain-derived neurotrophic factor ("BDNF") for the treatment of amyotrophic lateral sclerosis ("ALS," commonly known as Lou Gehrig's disease),

   o Neurotrophin-3 ("NT-3") for the treatment of enteric neuropathies (constipating conditions),

   o Angiopoietins, a new family of ligands (and their receptors, called the TIE family of receptors) that appears to regulate blood vessel formation, or angiogenesis,

   o Protein antagonists for cytokines such as interleukin-4 ("IL-4") and interleukin-6 ("IL-6") as potential treatment for inflammatory diseases, allergic disorders, and cancer,

   o Noggin, a naturally occurring protein, for potential use in treating abnormal bone formation and related diseases and conditions,

   o Muscle atrophy, based on a receptor (called MuSK) of the tyrosine kinase type that is specifically expressed in skeletal muscle and a protein ligand (agrin) for this receptor, and

   o Research programs to discover orally active, small molecule-based drugs, some of which may mimic or antagonize protein- or receptor-based drug candidates that the Company is developing.

         In May 1997, the Company entered into a ten-year collaboration agreement with The Procter & Gamble Company ("Procter & Gamble") to discover, develop, and commercialize pharmaceutical products (the "P&G Agreement"), as well as a securities purchase agreement and other related agreements. The P&G Agreement expanded and superseded a collaboration agreement that the Company and Procter & Gamble Pharmaceuticals, Inc. entered into in December 1996 jointly to develop drugs for skeletal muscle injury and atrophy. Procter & Gamble agreed over the first five years of the various agreements to purchase up to $60.0 million in Regeneron equity and provide up to $94.7 million in support of Regeneron's research efforts related to the collaboration. Pursuant to these agreements, in June 1997, Procter & Gamble purchased 4.35 million shares of Regeneron Common Stock at $9.87 per share for a total of $42.9 million and received five year warrants to purchase an additional 1.45 million shares of Regeneron stock at $9.87 per share. This purchase was in addition to a $10.0 million purchase of 800,000 shares of Regeneron Common Stock at $12.50 per share that was completed in March 1997 pursuant to the December 1996 agreement.

         In September 1997, the Company and Procter & Gamble expanded the P&G Agreement to include AXOKINE and related molecules (delivered systemically), and agreed to develop AXOKINE initially to treat obesity associated with Type II diabetes. Procter & Gamble agreed to pay the Company as much as $15.0 million in additional funding, partly subject to achieving certain milestones related to AXOKINE. Of the $15.0 million, $2.5 million was paid in September 1997 and another $2.5 million was paid in December 1997.


         The Company is also independently developing AXOKINE for use in treating degenerative retinal diseases. Subject to completion of appropriate preclinical experiments and regulatory approval, the Company plans to commence a Phase I clinical study of AXOKINE to treat retinitis pigmenosa in late 1998 or early 1999.

         In January 1997, Amgen Inc. ("Amgen") and Regeneron announced that the Phase III clinical trial of BDNF delivered subcutaneously, conducted on behalf of Amgen-Regeneron Partners (a general partnership equally owned by Regeneron and Amgen), did not demonstrate clinical efficacy in patients with amyotrophic lateral sclerosis. The trial confirmed the safety and tolerability of BDNF seen in earlier trials but showed no statistically significant difference in breathing capacity or survival between treatment and placebo groups, as measured by the trial's predetermined end points. The failure of that trial to achieve its primary end points had a materially adverse effect on the price of the Company's Common Stock (which declined more than 50% immediately after the announcement of the results of the trial). After the Phase III clinical trial results were announced, the Company retained independent experts in clinical neurology, as well as independent statisticians, to conduct further examinations of the data. This review by the Company and the outside experts indicated that a retrospectively-defined subset of ALS patients in the trial may have received a survival benefit from BDNF treatment. The panels recommended, among other things, that additional clinical investigations of subcutaneous BDNF for ALS should be undertaken.

         BDNF is currently being developed by Amgen-Regeneron Partners for potential use in treating ALS through two routes of administration: intrathecal (infusion into the spinal fluid through an implanted pump) and subcutaneous (injection under the skin). An intrathecal study in ALS patients is ongoing. Subcutaneous studies conducted by Regeneron on behalf of the partnership began in the first quarter of 1998. The current and planned future BDNF subcutaneous studies are intended to test whether the survival benefit seen in the retrospective analysis of the Phase III clinical trial can be confirmed through appropriate prospective trials. In addition, Sumitomo Pharmaceuticals Co., Ltd. ("Sumitomo Pharmaceuticals"), the Company's collaborator in the development of BDNF in Japan, has informed the Company that it will begin to conduct a Phase I safety assessment of BDNF delivered subcutaneously to normal volunteers in March 1998. Sumitomo Pharmaceuticals is initially developing BDNF to treat ALS.

         Amgen-Regeneron Partners' clinical development of NT-3 is currently focused on enteric neuropathies. The enteric nervous system is a complex collection of nerves that control the function of the gastrointestinal system, including gastrointestinal motility. Amgen-Regeneron Partners has conducted clinical studies of NT-3 in normal volunteers and patients suffering peripheral neuropathies associated with diabetes. These studies indicated, among other things, that NT-3 is safe and well tolerated at a variety of doses in patients and that, at certain doses, NT-3 causes increased gastrointestinal motility. Based on these results and discussions with gastrointestinal experts, Regeneron, on behalf of Amgen-Regeneron Partners, plans to commence by mid-1998 the first of a series of small Phase II clinical studies of NT-3 in enteric neuropathies. The initial study is expected to include patients suffering from severe idiopathic constipation. Later studies may be in patients who suffer from constipation associated with Parkinson's disease, spinal cord injury, use of opiate pain-killers, and other conditions.

         Amgen-Regeneron Partners is not planning to pursue additional trials of BDNF and NT-3 in peripheral neuropathy at the present time, because the results of earlier studies were not sufficiently promising.

         The Company has not received revenue from the sale of any commercial product and has incurred losses in each year since inception of operations in 1988. As of December 31, 1997, the Company had an accumulated deficit of $168.6 million. To date, the Company has received revenues from its licensees and collaborators for research and development efforts, from Merck & Co. ("Merck") for contract manufacturing, and from investment income. There can be no assurance that such revenue will continue or to what extent, if any, the Company's expenses incurred in connection with its work on BDNF or NT-3 or other programs will be reimbursed by its licensees or collaborators. In the absence of revenues from commercial product sales or other sources (the amount, timing, nature, or source of which can not be predicted), the Company's losses will continue as the Company conducts its research and development activities. The Company's activities may expand over time and may require additional resources, and the Company's operating losses may be substantial over at least the next several years. The Company's losses may fluctuate from quarter to quarter and will depend, among other factors, on the timing of certain expenses and on the progress of the Company's research and development efforts. There can be no assurance that the Company will ever have an approved product or achieve significant revenues or profitable operations. To date, Regeneron has not received any revenues from the commercial sale of products and does not expect to receive any such revenues for at least several years.

         The Company has incurred negative cash flow from operations in each year since its inception. The Company expects that the funding requirements for its activities will remain substantial and could increase significantly if, among other things, its development or clinical trial programs are successful or its research is expanded. In addition, the Company is required to provide capital from time to time to fund and remain equal partners with Amgen in Amgen-Regeneron Partners. The Company's aggregate capital contribution to Amgen-Regeneron Partners from the partnership's inception in June 1993 through December 31, 1997 was $45.2 million. The Company expects that its capital contributions in 1998 will total approximately $5.7 million. These contributions could increase or decrease, depending upon (among other things) the results of preclinical and clinical studies of BDNF and NT-3. In addition, the amount needed to fund the Company's operations will also depend on other factors, including the potential future need to expand the Company's professional and support staff and facilities to support new areas of research and development, competitive products, the success of the Company's research and development programs, the status of patent and other intellectual property right developments, and the extent and success of any collaborative research arrangements. The Company believes that its existing capital resources will enable it to meet operating needs for at least several years. No assurance can be given that there will be no change in projected revenues or expenses that would lead to the Company's capital being consumed significantly before such time.

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

The Company's Programs

         AXOKINE. AXOKINE is Regeneron's patented second generation ciliary neurotrophic factor, discovered based on the Company's work with ciliary neurotrophic factor ("CNTF"). Preclinical data indicate that AXOKINE is more potent than CNTF and has other pharmaceutical advantages compared to CNTF.

         Regeneron in collaboration with Procter & Gamble is exploring the use of AXOKINE to treat obesity and the complications associated with obesity such as Type II diabetes. Body weight is determined by the competing balance of food intake and energy expenditure. A major advance in understanding the complex biological processes that regulate body weight was the identification of leptin, a protein hormone that is secreted by fat cells that plays a criticial role in signaling the brain to decrease food intake. Preclinical experiments demonstrate that leptin deficiency or dysfunction of the receptor that recognizes leptin results in the development of both obesity and diabetes. These findings prompted the idea that human obesity and Type II diabetes could be treated with replacement therapy. However, investigation of rodent models of obesity and diabetes revealed that the obese rodents have appropriately high levels of circulating leptin, but appear to be in some way resistant to sensing leptin's weight-reducing signal. Later human studies confirmed that a majority of obese people have high circulating leptin levels, suggesting that resistance to leptin's action may be an important factor in these patients. An alternative to using leptin to treat obesity might therefore be to use a different molecule, such as AXOKINE or CNTF, to activate the same signaling pathways as does leptin, thereby circumventing leptin resistance.

         AXOKINE and CNTF are structurally related to leptin, and the signaling components of the AXOKINE/CNTF receptor are the closest homologs to the leptin receptor. Detailed comparisons of CNTF and leptin have revealed that they activate the same intracellular signaling pathways. The regions of the hypothalamus that are thought to be critical for mediating the weight reducing effects of leptin also bear AXOKINE/CNTF receptors and respond to CNTF and leptin in an analogous fashion. The discovery of leptin and the similarity of CNTF and leptin signaling in the hypothalamus provide a rationale explaining the clinical observation that human patients injected with CNTF lose weight. Consistent with the parallel between CNTF and leptin, recent experiments in mice with diet-induced obesity revealed that administration of CNTF was more effective than leptin at causing the animals to lose weight. CNTF may cause weight loss by circumventing leptin resistance by binding to the CNTF receptor in the hypothalamus and, like leptin, stimulating the signaling pathways that suppress food intake and lower body weight.

         The Company is also independently developing AXOKINE for use in treating degenerative retinal diseases. Subject to completion of appropriate preclinical experiments and regulatory approval, the Company plans to commence a Phase I clinical study of AXOKINE to treat retinitis pigmentosa in late 1998 or early 1999. The Company is also collaborating with Medtronic, Inc. ("Medtronic") to attempt to develop AXOKINE for delivery via infusion or injection to the central nervous system for the treatment of Huntington's disease.

         BDNF. Brain-derived neurotrophic factor is a naturally occurring human protein. During 1995 and 1996, Amgen conducted, on behalf of Amgen-Regeneron Partners, a Phase III BDNF clinical trial to treat ALS. This study involved 1,135 patients, with each patient scheduled to receive subcutaneous treatment for nine months. ALS is a disease that attacks motor neurons, those nerve cells that cause muscles to contract. Degeneration of these neurons causes muscle weakness, leading to death due to respiratory insufficiency. ALS afflicts adults primarily between the ages of 40 and 70 years old; average survival is three to five years following diagnosis. It is estimated that approximately 25,000 people in the United States have ALS. In January 1997, the Company and Amgen announced that the Phase III study failed to demonstrate clinical efficacy.

         As described earlier, BDNF is currently being tested in humans by Amgen-Regeneron Partners for potential use in treating ALS through two routes of administration: intrathecal (infusion into the spinal fluid through an implanted pump) and subcutaneous (injection under the skin).

         NT-3. Neurotrophin-3 is a naturally occurring human protein. Amgen-Regeneron Partners' clinical development of NT-3 is currently focused on enteric neuropathies. This development program is described earlier. Amgen and Regeneron are developing NT-3 in the United States under a license from Takeda Chemical Industries, Ltd. ("Takeda").

         Angiogenesis. A plentiful blood supply is required to nourish every tissue and organ of the body. Diseases such as diabetes and atherosclerosis wreak their havoc, in part, by damaging the blood vessels (arteries, veins, and capillaries). The decreased blood flow that results from such diseases can result in non-healing skin ulcers and gangrene, painful limbs that cannot tolerate exercise, loss of vision, and heart attacks. Building new blood vessels is a process known as angiogenesis. Angiogenesis is required for normal growth and development and may be limiting in tissue repair or ischemic states. Thus, new blood vessels are required for tissue repair, and enhancement of blood vessel growth may aid in improving circulation to ischemic limbs and heart tissue suffering from atherosclerotic disease, in healing of skin ulcers or other chronic wounds, and in establishing tissue grafts. Angiogenesis is also aberrantly involved in many disease processes. Abnormal blood vessel growth is required for the growth and metastasis of tumors, can lead to blindness when it occurs in and obscures the retina, and seems to accompany an assortment of inflammatory processes. Depending on the clinical situation, positively or negatively regulating blood vessel growth could have important therapeutic benefits.


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

         Cytokine Agonists and Antagonists. Regeneron's widely-cited research on the CNTF class of neurotrophic factors led to the discovery that CNTF, although it is a neurotrophic factor, belongs to the "superfamily" of factors referred to as cytokines. This superfamily includes factors such as erythropoietin, thrombopoietin, granulocyte-colony stimulating factor, and the interleukins ("ILs"). Research at Regeneron has led to proprietary insights into the receptors and signal transduction mechanisms used by the entire cytokine superfamily and to novel approaches to develop both agonists and antagonists for a variety of cytokines. Regeneron's scientists have created protein-based antagonists for IL-1, IL-4, and IL-6 that are more potent than previously described antagonists, allowing lower levels of these antagonists to be used; moreover, these antagonists are comprised entirely of natural human-derived sequences, and thus would not be expected to induce an immune reaction in humans (although no assurance can be given since none have yet been tested in humans). These cytokine antagonists are termed ligand traps. Because pathological levels of IL-1, IL-4, and IL-6 seem to contribute to a variety of disease states, these ligand traps have the potential to be important therapeutic agents. Antagonists for IL-4 may be therapeutically useful in an assortment of allergy and asthma-related disease situations in which IL-4 is thought to play a contributory role and in a variety of vaccination settings in which blocking IL-4 may help elicit more of the desired type of immune response to the vaccine. Both IL-1 and IL-6 are referred to as pro-inflammatory cytokines and have been implicated in the pathophysiology of a wide variety of human disease conditions ranging from inflammatory disorders, such as rheumatoid arthritis and sepsis, to cachexia (wasting). IL-6, in particular, is also implicated in the pathology and progression of multiple myeloma, certain solid tumors, AIDS, lymphomas (both AIDS-related and non-AIDS-related), osteoporosis, and other conditions.

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

         The Company has also entered into a substantial collaborative effort with Pharmacopeia,Inc. ("Pharmacopeia") to use the Company's proprietary technology and insights concerning cytokine receptors and their signaling, together with the proprietary combinatorial-chemistry based small molecule libraries and high-throughput screening technology provided by Pharmacopeia, for the discovery of small molecule agonists and antagonists of a variety of members of the cytokine superfamily. The objective of these collaborative efforts is to discover small molecule mimics of protein therapeutics such as erythropoietin or granulocyte-colony stimulating factor, as well as to discover small molecule antagonists of interleukins such as IL-1, IL-4, and IL-6.

         Abnormal Bone Growth and Related Disorders. In collaboration with scientists at the University of California at San Francisco, the Company has discovered human proteins that are natural inhibitors of the proteins that regulate bone formation, known as the bone morphogenic proteins ("BMPs"). The first such natural regulator, termed "Noggin," is the most potent antagonist of BMP function yet described. In addition to their apparent roles in normal bone formation, the BMPs also appear to be involved in disease situations in which they promote abnormal bone growth. One particularly devastating example is provided by the very rare disease known as Fibrodysplasia Ossificans Progressiva ("FOP"), in which patients grow an abnormal "second skeleton" that essentially locks them in place, preventing any movement. As reported in the New England Journal of Medicine, BMPs appear to play a causative role in this disease. Since Noggin is a potent blocker of the BMPs implicated in FOP, it offers hope as a therapeutic agent in this devastating disease. In addition, there are other less devastating but far more common situations in which BMPs may be causing pathological bone growth and in which Noggin or other negative regulators may be therapeutically useful. This includes hip replacement surgery where abnormal bone growth can ruin the surgical outcome.

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

         Muscle Atrophy and Related Disorders. Muscle atrophy occurs in many neuromuscular diseases and also when muscle is unused, as often occurs during prolonged hospital stays and during convalescence. Currently, physicians have few options to prescribe for patients with muscle atrophy or other muscle conditions which afflict millions of patients globally. Thus, a factor that might have beneficial effects on skeletal muscle could have significant clinical benefit. The Company has identified a receptor of the tyrosine kinase type termed MuSK that is specifically expressed in skeletal muscle. This receptor is dramatically increased upon muscle injury or disuse. A naturally occurring protein ligand for this receptor, termed agrin, has also been identified at Regeneron. The muscle program is currently focused on conducting in vivo and in vitro experiments with the objective of demonstrating and further understanding the role of the muscle-specific receptor and the activities of its ligand. Recent studies have revealed that this receptor/ligand pair is absolutely required for the normal formation of the connection between nerves and muscle. This work by Regeneron scientists gained attention and formed the basis of the 1996 collaborative venture between the Company and Procter & Gamble. This collaboration is exploring the potential of agrin and MuSK in muscle disease and also attempting to identify new orally active, small-molecule drug candidates in this therapeutic arena by leveraging the molecular expertise of the Company with the complementary expertise in chemical libraries and high-throughput screening of Procter & Gamble.

         Orphan Receptor and Growth Factor Research. The therapeutic utility of many growth factors depends, in part, on the exquisite specificity of their actions. This specificity is determined largely by the limited distribution of receptors for these factors on the target cells of interest. Using proprietary technology initially developed for the discovery and characterization of neurotrophic factors and their receptors, the Company has discovered new receptors and their associated factors that act on particular cell populations of potentially important clinical interest. These cell populations include not only additional subsets of neurons but non-neuronal cells, such as the endothelial cells that constitute blood vessels, and skeletal muscle cells. The Company's technology involves molecular biological as well as "bioinformatics" approaches to identify and clone protein molecules that appear to be receptors expressed on clinically relevant target cells for unknown protein factors (hence their designation "orphan receptors"). The Company has also obtained licenses and established collaborations for additional orphan receptors, including licenses from the Salk Institute for Biological Studies. The Company's technology includes approaches that allow for the identification and molecular cloning of protein factors that bind to the orphan receptors. Furthermore, the Company's technology allows for the development of derivatives of the receptors and their factors, which can allow for modified agonistic or antagonistic properties that may prove to be therapeutically useful.

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

Research Collaboration and Licensing Agreements

         To augment its research programs, Regeneron has entered into a variety of collaborative research agreements and sponsored research agreements with researchers and universities. Under these agreements, the Company typically receives certain proprietary rights to inventions or discoveries that arise as a result of the research. In addition, the Company has entered into significant collaborative agreements with Amgen to develop, manufacture, and market BDNF and NT-3, with Glaxo Wellcome plc ("Glaxo") to discover and develop small molecule-based treatments for neurodegenerative diseases, with Sumitomo Pharmaceuticals to develop BDNF for commercialization in Japan, with Procter & Gamble to discover, develop, and market protein- and small molecule-based pharmaceuticals (including AXOKINE for, among other indications, obesity), with Pharmacopeia to discover, develop, and market small molecule-based pharmaceuticals, and with Medtronic to develop and market AXOKINE delivered via infusion directly to the central nervous system.

         Agreement With Amgen Inc. In August 1990, Regeneron and Amgen entered into a collaboration agreement (the "Amgen Agreement") and Amgen agreed to provide $25.0 million of product development funding for BDNF and NT-3 payable in five annual installments. The final such payment was made by Amgen in the second quarter of 1995. In conjunction with entering into the Amgen Agreement, Amgen made a $15.0 million equity investment in the Company. From inception of the Amgen Agreement through December 31, 1997, the Company received contract research and development payments totaling $41.1 million directly from Amgen or from Amgen-Regeneron Partners. Amgen has also agreed to pay to the Company a total of $13.0 million of research progress payments, $1.0 million of which was paid on the signing of the Amgen Agreement, $1.0 million of which was paid in July 1993 on the filing by Amgen of the IND application for BDNF, and $1.0 million of which was paid in September 1994 on the filing by Amgen of the IND application for NT-3. The remaining $10.0 million, which is divided equally between BDNF and NT-3, will be paid upon the achievement of certain further milestones in respect of each compound. There can be no assurance that any additional research progress payments will be made.

         Under the Amgen Agreement, following preclinical development, Amgen and the Company will attempt to develop and, if such effort is successful, commercialize, market, and distribute BDNF and NT-3 drug products in the United States through Amgen-Regeneron Partners. Amgen-Regeneron Partners is governed by a six member Joint Management Committee composed of three members each from Regeneron and Amgen. The Joint Management Committee determines annually, in advance, the capital requirements for Amgen-Regeneron Partners and approves a budget and product plan for each product under development. To maintain an equal interest in Amgen-Regeneron Partners, Amgen and Regeneron are obligated to make equal capital contributions to the partnership (such capital contributions exclude Amgen's product development funding obligation described above). Such capital contributions may be substantial. Amgen has the duty to direct and conduct clinical trials of BDNF and NT-3 in the United States in accordance with an annual product plan and budget that is approved by the Joint Management Committee; the Joint Management Committee has approved an annual product plan and budget that authorizes Regeneron to direct and conduct clinical trials of BDNF and NT-3. Amgen is also responsible for the preparation of protocols with respect to such trials. Amgen has the primary responsibility to develop manufacturing processes for, and to manufacture, BDNF and NT-3 on behalf of Amgen-Regeneron Partners. Assuming equal capital contributions to Amgen-Regeneron Partners, Regeneron and Amgen share any profits or losses of Amgen-Regeneron Partners equally.

         The development and commercialization of BDNF and NT-3 outside of the United States, Japan, China, and certain other Pacific Rim countries will be conducted solely by Amgen through a license from the Company and, with respect to NT-3, from Takeda (under a license agreement between Amgen/Regeneron, Genentech, and Takeda). In return, the Company will receive royalty payments based on Amgen's net sales of any products in the licensed territory. In the licensed territory, Amgen is solely responsible for funding clinical development and related costs of the licensed products, as well as costs of their commercial exploitation, and will have sole discretion with respect to all such development, manufacturing, and marketing of the products and sole responsibility for filing applications for regulatory approvals.

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

         Agreement With Glaxo Wellcome plc. In July 1993, the Company and
Glaxo entered into an agreement (the "Glaxo Agreement") to conduct collaborative research with the objective of identifying neurotrophin-related small molecules that could be useful for the treatment of neurological and psychiatric diseases, including central nervous system diseases such as Alzheimer's disease and Parkinson's disease, neuropsychiatric diseases and conditions such as pain and depression, and eye diseases. This research is directed by a joint management committee comprised of three Glaxo and three Regeneron appointees. The collaborative research focuses on utilizing a molecular understanding of the mechanism of action of the neurotrophin family of neurotrophic factors as a basis for discovery of lead compounds. In addition, the identification of genes involved in synapse formation and the control of neuronal cell death in model systems will be analyzed to identify lead compounds for drug development. If such lead compounds are identified, Glaxo will have the authority to determine whether to conduct exploratory development. Following exploratory preclinical and initial clinical development, which will be funded by Glaxo, further clinical development will be conducted under the direction of Glaxo and will be jointly funded by Glaxo and the Company. Glaxo has also agreed to pay the Company certain milestone payments, none of which have been paid. If Glaxo determines not to conduct exploratory development and in certain other circumstances, Regeneron has certain rights to obtain such compounds for its own development and commercialization.

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

         Agreement With Sumitomo Pharmaceuticals Company, Ltd. In June 1994, the Company and Sumitomo Pharmaceuticals entered into an agreement for the research, development, and commercialization of BDNF in Japan. Under the terms of the agreement, Sumitomo Pharmaceuticals will pay up to $40.0 million to Regeneron, including $25.0 million in research payments, (all of which Regeneron had received by December 31, 1997) and up to $15.0 million in progress payments payable upon achievement of certain development milestones.
No progress payments have been made to date; a $5.0 million payment will become payable in 1998 when Sumitomo Pharmaceuticals is expected to begin a Phase I safety study in Japan. In addition, Sumitomo Pharmaceuticals agreed to reimburse Regeneron for its activities in developing manufacturing processes for BDNF and supplying BDNF and other research materials to Sumitomo Pharmaceuticals. Such manufacturing revenue totaled $7.6 million in 1997, $8.5 million in 1996, and $7.0 million in 1995. The agreement may be terminated by Sumitomo Pharmaceuticals at its discretion; such termination would result in the reversion to Regeneron of all rights to BDNF in Japan.

         Agreement With Sumitomo Chemical Company, Limited. In connection with a $4.4 million equity investment made by Sumitomo Chemical Company, Limited ("Sumitomo Chemical") in March 1989, the Company granted Sumitomo Chemical a limited right of first negotiation to license up to three of the product candidates the Company decides to commercialize in Japan on financial and commercial terms as may be offered by the Company. The Company's collaborative agreement with Sumitomo Pharmaceuticals, an affiliate of Sumitomo Chemical, to develop BDNF in Japan, described above, is the first of such license agreements. In connection with its equity investment, Sumitomo Chemical paid the Company an additional $5.6 million, representing a deposit for reimbursable costs and expenses in product research and development. All available technology development contract revenue was recognized by the end of 1992. The Company is obligated periodically to inform and, if requested, to meet with Sumitomo Chemical management about its progress in research and development.

         Agreement With Medtronic, Inc. In June 1996, the Company entered into a worldwide exclusive joint development agreement with Medtronic to collaborate on the research and development of a family of therapeutics for central nervous system diseases and disorders using experimental Regeneron compounds and Medtronic delivery systems. The initial target of the Medtronic collaboration is the development of AXOKINE for the potential treatment of Huntington's disease, using Medtronic's implantable pump or other delivery system to infuse or otherwise directly deliver AXOKINE into the central nervous system. Under the agreement, the Company will pay Medtronic defined royalties based on sales of AXOKINE delivered to the central nervous system using a Medtronic delivery device. In addition, Medtronic purchased from the Company 460,500 shares of Common Stock for $10.0 million. The purchase price included five-year warrants to purchase an additional 107,400 shares of Common Stock at an exercise price of $21.72 per share. Medtronic also obtained certain piggyback registration rights and agreed that until the later of the termination of the collaboration agreement or five years from the date of the agreement, it will not take any steps or assist any third party to take steps to acquire control of the Company, whether by acquisition of capital stock, proxy contest, tender offer, merger, sale of assets, or voting agreements, except under certain circumstances.

         Agreement With Pharmacopeia, Inc. In October 1996, Regeneron and Pharmacopeia entered into an agreement (the "Pharmacopeia Agreement") to collaborate exclusively in a series of research programs the objective of which is to discover novel small molecule, orally active therapeutics that are agonists, antagonists, or mimics of a broad range of cytokines and growth factors. Subject to the ability of either or both parties to opt-out of such efforts, any potential product candidate that may emerge from this joint research will be jointly developed by Regeneron and Pharmacopeia, with each party sharing equally in the costs of such efforts and in any profits that may derived from such potential products. The Pharmacopeia Agreement provided for no financial payments by either party, subject to the mutual obligation to use reasonable efforts to discover lead compounds for future development.


         Agreement with The Procter & Gamble Company. In May 1997, the Company entered into a ten-year collaboration agreement with Procter & Gamble to discover, develop, and commercialize pharmaceutical products, as well as a securities purchase agreement and other related agreements. The P&G Agreement expanded and superseded a collaboration agreement that the Company and Procter & Gamble Pharmaceuticals, Inc. entered into in December 1996 to develop drugs for skeletal muscle injury and atrophy. Procter & Gamble agreed over the first five years of the various agreements to purchase up to $60.0 million in Regeneron equity and provide up to $94.7 million in support of Regeneron's research efforts related to the collaboration. Pursuant to these agreements, in June 1997, Procter & Gamble purchased 4.35 million shares of Regeneron Common Stock at $9.87 per share for a total of $42.9 million and received five year warrants to purchase an additional 1.45 million shares of Regeneron stock at $9.87 per share. This purchase was in addition to a $10.0 million purchase of 800,000 shares of Regeneron Common Stock at $12.50 per share that was completed in March 1997 pursuant to the December 1996 agreement.

         In September 1997, the Company and Procter & Gamble expanded the P&G Agreement to include AXOKINE and related molecules (delivered systemically), and agreed to develop AXOKINE initially to treat obesity associated with Type II diabetes. Procter & Gamble agreed to pay the Company as much as $15.0 million in additional funding, partly subject to achieving certain milestones related to AXOKINE. Of the $15.0 million, $2.5 million was paid in September 1997 and another $2.5 million was paid in December 1997.

         Any drugs that may result from the collaboration will be jointly developed and marketed, with the parties equally sharing development costs and profits. Either party may terminate collaborative research after five years, subject to reversion of certain rights to Regeneron. Regeneron contributed its technologies and intellectual property relating to a broad set of its programs and activities, as well as future research programs and activities, to the collaboration. Excluded from the collaboration were the Company's neurotrophic factor and cytokine research programs, which will continue to be developed independent of the P&G collaboration, including Regeneron's collaborative activities with Amgen, Glaxo, Medtronic, Pharmacopeia, Sumitomo Pharmaceuticals, and Sumitomo Chemicals. In addition to the potential development of protein-based therapeutics, the collaboration will seek to discover and develop small molecule, orally active therapeutics useful in the treatment of muscle diseases and conditions.

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

         In addition to these sponsored research agreements, the Company (individually or in partnership with Amgen pursuant to the Amgen Agreement or Procter & Gamble pursuant to the P&G Agreement) provides resource material and information that relate to its product candidates and research programs to over 400 investigators at private and public institutions throughout the world. Regeneron supplies materials and know-how to these investigators on a confidential basis in exchange for access to additional research and ownership of certain proprietary rights resulting from the work of the investigators.

          There can be no assurance that any of these agreements will result in work that will have commercial potential or other useful benefit to the Company, or that, if any such work has useful benefit to the Company, the Company will be able to protect its proprietary position adequately to realize any possible commercial benefit.

Manufacturing

         The Company completed construction of a manufacturing facility in 1992 in Tarrytown, New York. This facility, which was designed to comply with FDA current good manufacturing practices ("GMP"), is intended to produce preclinical and clinical supplies of compounds. Depending on the dosage of its drugs, the facility could also produce either bulk compounds or the final dosage form of certain product candidates.

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

Competition

         There is substantial competition in the biotechnology industry. Many of the Company's competitors have substantially greater research, preclinical and clinical product development, and manufacturing capabilities and financial, marketing, and human resources than Regeneron. Smaller companies may also prove to be significant competitors, particularly as a result of acquiring or discovering patentable inventions or as a result of collaborative arrangements with large pharmaceutical companies or their acquisition by large pharmaceutical companies. The Company's agreements with larger, better established pharmaceutical companies are intended to secure for the Company the benefits of such a collaboration with more experienced pharmaceutical firms. Technological development and discoveries may require companies to change their research and development efforts. Competitors with greater resources than the Company may have the financial and technological flexibility to respond to such needed changes better than the Company.

         Even if BDNF or NT-3 is shown to be safe and effective to treat ALS or other conditions, other companies have developed or are developing drugs for the treatment of the same or similar conditions. For example, the FDA has approved the application of Rhone-Poulenc Rorer to market riluzole (under the tradename Rilutek), an orally administered drug, to treat ALS in the United States, and Rhone-Poulenc Rorer has filed applications for approval and gained approval in other countries. More broadly, Regeneron is engaged in an intensely competitive field. Amgen and the Company are direct competitors in the field of neurotrophic factors and possibly other fields. Other potential competitors include Genentech, Inc. ("Genentech") which is developing nerve growth factor ("NGF") to treat peripheral neuropathies and pain, is a co-licensee under the Amgen/Regeneron NT-3 license with Takeda, and may be developing other neurotrophic factors, and Cephalon, Inc. ("Cephalon"), which is developing, in collaboration with Chiron Corporation, insulin-like growth factor ("IGF-1" trade named Myotrophin(TM)) and other compounds for the treatment of ALS, peripheral neuropathies, and other conditions. Amgen, Genentech, Cephalon, and others have filed patent applications and obtained issued patents relating to neurotrophic factors, or have announced that they are actively pursuing preclinical or clinical development programs in the area of neurotrophic factors. Cephalon has announced that, based on the results of its Phase III clinical studies with IGF-1 to treat ALS, it has filed and intends to file applications for approval to market IGF-1 to treat ALS in the United States and other countries. Amgen and Genentech have separately also announced research and development of glial cell-line derived neurotrophic factor ("GDNF") for the treatment of ALS, Parkinson's disease, and other conditions. Other companies have developed or are developing drugs based on technology other than neurotrophic factors for the treatment of diseases and injuries relating to the nervous system (including
ALS). The Company is also aware that several pharmaceutical companies are conducting clinical trials in ALS with drugs which, like riluzole, are orally administered.

         A number of corporate and academic competitors are involved in the discovery and development of novel therapeutics using tyrosine kinase receptors, orphan receptors, and compounds that are the focus of other research or development programs now being conducted by the Company. These competitors include Amgen, Genentech, and others. Many firms are engaged in research and development in the areas of cytokines, interleukins, angiogenesis, and muscle conditions. There is, in addition, substantial competition in the discovery and development of treatments for obesity and obesity-related morbidities, including Type II diabetes, as well as established and emerging prescription and over-the-counter treatments for these conditions. Amgen and a number of other pharmaceutical companies are developing leptin and related molecules; clinical trials of leptin are currently under way. The treatment of constipating conditions is highly competitive, with a number of companies providing over-the-counter remedies and other competitors attempting to discover and develop improved over-the-counter or prescription treatments. Every pharmaceutical company and many biotechnology companies are engaged in attempting to discover and develop small-molecule based therapeutics, similar in at least certain respects to Regeneron's programs with Glaxo, Pharmacopeia, and Procter & Gamble. In these and related areas, intellectual property rights have been sought and certain rights have been granted to competitors and potential competitors of the Company, and the Company may be at a substantial competitive disadvantage in such areas as a result of, among other things, the Company's lack of experience, trained personnel, and expertise.

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

         Competitors have filed applications for, or have been issued, patents and may obtain additional patents and proprietary rights related to products or processes competitive with those of the Company. Accordingly, there can be no assurance that the Company's patent applications will result in patents being issued in addition to those described above or that, if issued, the patents will afford protection against competitors with similar technology; nor can there be any assurance that others will not obtain patents that the Company will need to license or circumvent. The Company is aware that one patent has issued in the United States and patent applications in certain foreign countries were filed by Amgen and others for the production of neurotrophic factor proteins, and that a U.S. patent has issued to Genentech on processes relating to NGF. The Company is further aware that patent applications have been filed in the United States and certain foreign countries by Takeda, Amgen, and, the Company believes, Genentech on products and processes relating to NT-3. The Company has received a co-exclusive license to NT-3 as a result of a worldwide licensing agreement between Amgen/Regeneron, Takeda, and Genentech. In November 1994, Genentech was issued a U.S. patent relating to the nucleic acids encoding NT-4/5 and methods for its recombinant production. Other patent filings by these companies or others may be competitive with the Company's patent claims or may cause, if valid and issued in the United States or a foreign jurisdiction, substantial commercial difficulties or additional expenses or delays to the Company's operations or commercial activities or may require the Company to cease certain development or commercial activities altogether. The Company cannot predict whether its or its competitors' patent applications will result in valid patents being issued.

         The Company expects that expenses related to the filing, prosecution, defense, and enforcement of patent and other intellectual property claims will continue to be substantial as a result of patent filings and prosecutions in the United States and foreign countries. The Company is currently involved in interference proceedings in the Patent and Trademark Office between Regeneron's patent applications and patents relating to CNTF issued to Synergen, Inc. ("Synergen"). Amgen acquired all outstanding shares of Synergen in 1994. In March 1998, the Company and Amgen entered into an agreement not to sue each other which, among other things, resolved their patent interference and related opposition and other patent proceedings relating to CNTF and AXOKINE. The Company also granted Amgen a license to use CNTF and second generation CNTFs other than AXOKINE to treat retinal degenerative conditions. Neither party will pay royalties or make other payments to the other party in consideration of this agreement.

Government Regulation

         Regulation by government authorities in the United States and foreign countries is a significant factor in the research, development, manufacture, and marketing of the Company's product candidates. All of the Company's product candidates will require regulatory approval before they can be commercialized. In particular, human therapeutic products are subject to rigorous preclinical and clinical trials and other premarket approval requirements by the FDA and foreign authorities. Many aspects of the structure and substance of the FDA and foreign pharmaceutical regulatory practices have been reformed during recent years, and continued reform is under consideration in a number of forums. The ultimate outcome and impact of such reforms and potential reforms cannot be reasonably predicted.

         Clinical trials are conducted in accordance with certain standards under protocols that detail the objectives of the study, the parameters to be used to monitor safety, and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA. The phases of clinical studies may overlap. The designation of a clinical trial as being of a particular phase is not necessarily indicative that such a trial will be sufficient to satisfy the parameters of a particular phase, and a clinical trial may contain elements of more than one phase notwithstanding the designation of the trial as being of a particular phase. No assurance can be given that the results of preclinical studies or early stage clinical trials will predict long-term safety or efficacy of the Company's compounds when they are tested or used more broadly in humans. Various federal and state statutes and regulations also govern or influence the research, manufacture, safety, labeling, storage, recordkeeping, marketing, transport, or other aspects of such products. The lengthy process of seeking these approvals and the compliance with applicable statutes and regulations require the expenditure of substantial resources. Any failure by the Company or its collaborators or licensees to obtain, or any delay in obtaining, regulatory approvals could adversely affect the marketing of any products developed by the Company and its ability to receive product or royalty revenue.

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

Employees

         As of December 31, 1997, the Company had 270 full-time employees, 63 of whom hold a Ph.D. and/or M.D. degree. Of the full-time employees, 160 are engaged in or directly support research and development. The Company believes that it has been highly successful in attracting skilled and experienced personnel; however, competition for such personnel is intense. None of the Company's personnel are covered by collective bargaining agreements, and management considers its relations with its employees to be good.

Item 2.  Properties

         Regeneron conducts its research, development, manufacturing, and administrative activities at its own facilities. The Company currently leases approximately 121,000 square feet of office, laboratory, and manufacturing space in Tarrytown, New York. The current monthly base rental charge is $224,825, with increases based upon increases in taxes and operating expenses. The lease for this facility expires on June 30, 1998, and the Company has exercised an option to renew the lease for the first of two additional five-year periods. The Company owns the Rensselaer facility, consisting of two buildings totaling approximately 104,000 square feet of research, manufacturing, office, and warehouse space.

         As the Company's activities expand, additional space may be required. The Company plans to lease approximately 10,000 square feet of additional space in Tarrytown. In the future, the Company may locate, lease, operate, or purchase additional facilities in which to conduct expanded research and development activities and manufacturing and commercial operations.

Item 3.  Legal Proceedings

         In March 1998, the Company and Amgen entered into an agreement not to sue each other which, among other things, resolved their patent interference and related opposition and other patent proceedings relating to CNTF and AXOKINE. The Company also granted Amgen a license to use CNTF and second generation CNTFs other than AXOKINE to treat retinal degenerative conditions.

Neither party will pay royalties or make other payments to the other party in consideration of this agreement. In addition to patent interference proceedings declared by the United States Patent and Trademark Office, the Company from time to time has been subject to legal claims arising in connection with its business. While the ultimate results of the proceedings and claims cannot be predicted with certainty, at December 31, 1997, there were no asserted claims against the Company which, in the opinion of management, if adversely decided, would have a material adverse effect on the Company's financial position and results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Executive Officers of the Registrant

         Listed below are the executive officers of the Company as of March 13, 1998. There are no family relationships between any of the executive officers and there is no arrangement or understanding between any executive officer and any other person pursuant to which the executive officer was selected. At the annual meeting of the Board of Directors, which follows the Annual Meeting of Shareholders, executive officers are elected by the Board to hold office for one year and until their respective successors are elected and qualified, or until their earlier resignation or removal.

         Information with regard to the directors of the Company, including that of the following executive officers who are directors, is incorporated by reference to Regeneron Pharmaceuticals, Inc. Proxy Statement to be filed in connection with solicitation of proxies for its Annual Meeting of Shareholders to be held on June 12, 1998.


Name                                                  Age       Position
----                                                  ---       --------

Leonard S. Schleifer, M.D., Ph.D.                     45        Chief  Executive  Officer,  President,  and
                                                                founder of the Company

George D. Yancopoulos, M.D., Ph.D.                    38        Senior Vice President,  Research, and Chief
                                                                Scientific Officer

Jesse M. Cedarbaum, M.D.                              46        Vice President, Clinical Affairs

Murray A. Goldberg                                    53        Vice President,  Finance &  Administration,
                                                                Chief Financial Officer, and Treasurer

Stephen L. Holst                                      56        Vice  President,   Quality   Assurance  and

                                                                Regulatory Affairs

Gail M. Kempler, Ph.D.                                43        Vice President,  Intellectual  Property and
                                                                Associate General Counsel

Paul Lubetkin                                         47        Vice  President,   General   Counsel,   and
                                                                Secretary

Randall G. Rupp, Ph.D.                                50        Vice President,  Manufacturing  and Process
                                                                Science

Neil Stahl, Ph.D.                                     41        Vice President, Biomolecular Science

David M. Valenzuela, Ph.D.                            47        Vice President, Genomics and Bioinformatics

Beverly C. Dubs                                       43        Controller and Assistant Treasurer

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         The Common Stock of Regeneron is quoted on The Nasdaq Stock Market under the symbol "REGN." The Company's Class A Stock, par value $.001 per share, is not publicly quoted or traded.

         The following table sets forth, for the periods indicated, the range of high and low bid quotations for the Common Stock as reported by The Nasdaq Stock Market. The bid prices reflect inter-dealer quotations without retail mark-ups, mark-downs, or commissions and do not necessarily represent actual transactions.

                                              High            Low
                                              ----            ---

 1996

          First Quarter...................   $16.625       $11.375
          Second Quarter..................    19.75         11.75
          Third Quarter...................    20.50         13.25
          Fourth Quarter..................    24.50         14.875

 1997

          First Quarter...................    21.00          7.50
          Second Quarter..................    12.875         6.125
          Third Quarter...................    11.625         8.75
          Fourth Quarter..................    12.938         8.00

         As of March 13, 1998, there were approximately 931 holders of record of the Company's Common Stock and 84 holders of record of the Company's Class A Stock. The closing bid price for the Common Stock on that date was $8.8125

         The Company has never paid cash dividends and does not anticipate paying any in the foreseeable future. In addition, under the terms of certain debt agreements, the Company is not permitted to declare or pay cash dividends to its shareholders.

Item 6.  Selected Financial Data

     The selected financial data set forth below for the years ended December 31, 1997, 1996, and 1995 and at December 31, 1997 and 1996 are derived from and should be read in conjunction with the audited financial statements of the Company, including the notes thereto, included elsewhere in this report. The selected financial data for the years ended December 31, 1994 and 1993 and at December 31, 1995, 1994, and 1993 are derived from audited financial statements of the Company not included in this report.

     The Company has never paid cash dividends and does not anticipate paying any in the foreseeable future. In addition, under the terms of certain debt agreements, the Company is not permitted to declare or pay cash dividends to its shareholders.


                                                                            Year Ended December 31,
                                       -------------------------------------------------------------------------------------
                                           1997                 1996             1995             1994             1993
                                       ------------------ ---------------- ----------------- --------------- ---------------

Statement of Operations Data

Revenues
     Contract research and development       $17,399,646      $17,302,473       $23,247,002     $19,606,292      $6,092,319
     Investment income                         6,241,845        4,360,065         2,997,180       2,585,465       3,463,902
     Research progress payments                5,000,000                                          1,000,000       1,000,000
     Contract manufacturing                    4,458,196        2,451,424         1,140,321
                                       ------------------ ---------------- ----------------- --------------- ---------------
                                              33,099,687       24,113,962        27,384,503      23,191,757      10,556,221
                                       ------------------ ---------------- ----------------- --------------- ---------------

Expenses
     Research and development                 27,770,166       28,268,798        23,310,088      30,874,437      36,755,883
     Loss in Amgen-Regeneron Partners          3,402,900       14,250,239        13,804,777       9,794,237       3,511,346
     General and administrative                5,764,969        5,879,975         5,764,397       7,529,136       6,025,921
     Depreciation and amortization             4,389,113        6,083,845         5,885,699       4,245,686       3,101,055
     Contract manufacturing                    2,617,070        1,115,259            72,059
     Interest                                    734,334          939,624         1,204,757       1,403,001       1,045,953
     Other                                                                          850,000
                                       ------------------ ---------------- ----------------- --------------- ---------------
                                              44,678,552       56,537,740        50,891,777      53,846,497      50,440,158
                                       ------------------ ---------------- ----------------- --------------- ---------------
Net loss                                    ($11,578,865)    ($32,423,778)     ($23,507,274)   ($30,654,740)   ($39,883,937)
                                       ================== ================ ================= =============== ===============

Net loss per share, basic and diluted             ($0.40)          ($1.33)           ($1.19)         ($1.62)         ($2.41)
                                       ================== ================ ================= =============== ===============


                                                                      At December 31,
                                  -------------------------------------------------------------------------------------------
Balance Sheet Data                       1997             1996              1995             1994                1993
                                  ------------------ ---------------- ----------------- --------------- ---------------------
Cash, cash equivalents,
     and marketable securities         $128,040,539     $ 97,027,766       $59,622,010     $60,215,256          $ 88,281,194
Working capital                          88,952,526       72,960,217        36,254,422      34,040,342            78,738,906
Total assets                            168,380,034      137,581,854        93,811,345      94,235,806           117,579,418
Capital lease obligations and
     note payable, long-term
     portion                              3,752,104        5,148,097         5,977,866       9,249,471             5,911,876
Stockholders' equity                    138,896,874      106,930,999        67,856,449      67,070,567            98,388,159

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

         Overview. The discussion below contains forward-looking statements that involve risks and uncertainties relating to the future financial performance of Regeneron Pharmaceuticals, Inc. ("Regeneron" or the "Company") and actual events or results may differ materially. These statements concern, among other things, the possible therapeutic applications of the Company's product candidates and research programs, the timing and nature of the Company's clinical and research programs now underway or planned, a variety of items described herein and in the footnotes to the Company's financial statements (including the useful life of assets, the anticipated length of agreements, and other matters), and the future uses of capital and financial needs of the Company. These statements are made by the Company based on management's current beliefs and judgment. In evaluating such statements, stockholders and potential investors should specifically consider the various factors identified under the caption "Factors That May Affect Future Operating Results" which could cause actual results to differ materially from those indicated by such forward-looking statements.

         Regeneron is a New York corporation founded in 1988. It is a leader in the application of molecular and cell biology to the search for novel human therapeutics. The Company uses its expertise in growth factors and their mechanisms of action to discover and develop protein-based and small molecule drugs for the treatment of neurological, inflammatory, and muscle diseases, as well as abnormal bone growth, obesity, cancer, and angiogenesis. Amgen-Regeneron Partners, the partnership equally owned by Amgen Inc. ("Amgen") and Regeneron, is conducting human clinical studies of Regeneron's brain-derived neurotrophic factor ("BDNF") and neurotrophin-3 ("NT-3"). The Company has a number of research collaborations, including a broad-based, long-term agreement with The Procter & Gamble Company ("Procter & Gamble").

         In January 1997, Amgen and Regeneron announced that the Phase III clinical trial of BDNF delivered subcutaneously did not demonstrate clinical efficacy in patients with amyotrophic lateral sclerosis ("ALS", commonly known as Lou Gehrig's disease). The trial confirmed the safety and tolerability of BDNF seen in earlier trials but showed no statistically significant difference in breathing capacity or survival between treatment and placebo groups, as measured by the trial's predetermined end points. The failure of that trial to achieve its primary end points had a materially adverse effect on the price of the Company's Common Stock (which declined more than 50% immediately after the announcement of the results of the trial). After the Phase III clinical trial results were announced, the Company retained independent experts in clinical neurology, as well as independent statisticians, to conduct further examinations of the data. This review by the Company and the outside panels indicated that a retrospectively-defined subset of ALS patients in the trial may have received a survival benefit from BDNF treatment. The panels recommended, among other things, that additional preclinical and clinical investigations of subcutaneous BDNF for ALS should be undertaken.


         BDNF is currently being developed by Amgen-Regeneron Partners for potential use in treating ALS through two routes of administration: intrathecal (infusion into the spinal fluid through an implanted pump) and subcutaneous (injection under the skin). An intrathecal study in ALS patients is ongoing. Subcutaneous studies conducted by Regeneron on behalf of the partnership began in the first quarter of 1998. The current and planned future BDNF subcutaneous studies are intended to test whether the survival benefit seen in the retrospective analysis of the Phase III clinical trial can be confirmed through appropriate prospective trials. In addition, Sumitomo Pharmaceuticals Co., Ltd. ("Sumitomo Pharmaceuticals"), the Company's collaborator in the development of BDNF in Japan, has informed the Company that it will begin to conduct a Phase I safety assessment of BDNF delivered subcutaneously to normal volunteers in March 1998. Sumitomo Pharmaceuticals is initially developing BDNF to treat ALS.

         While intrathecal delivery may be more successful in delivering BDNF to certain motor neurons (the nerve cells that degenerate in ALS), it is not known whether intrathecal delivery will prove any more successful in demonstrating safety and utility in patients with ALS than the subcutaneous delivery used in the Phase III clinical trial that failed to achieve its primary end points. The new clinical studies of BDNF delivered subcutaneously for the treatment of ALS are also based on retrospective analyses of that Phase III clinical trial. If these or subsequent trials fail to demonstrate that BDNF is safe and effective in the treatment of ALS, that failure could have a materially adverse effect on the Company, the price of the Company's Common Stock, and the Company's ability to raise additional capital.

         Amgen-Regeneron Partners' clinical development of NT-3 is currently focused on enteric neuropathies. The enteric nervous system is a complex collection of nerves that control the function of the gastrointestinal system, including gastrointestinal motility. Amgen-Regeneron Partners has conducted clinical studies of NT-3 in normal volunteers and patients suffering peripheral neuropathies associated with diabetes. These studies indicated, among other things, that NT-3 is safe and well tolerated at a variety of doses in patients and that, at certain doses, NT-3 causes increased gastrointestinal motility. Based on these results and discussions with gastrointestinal experts, Regeneron, on behalf of Amgen-Regeneron Partners, plans to commence by mid-1998 the first of a series of small Phase II clinical studies of NT-3 in enteric neuropathies. The initial study is expected to include patients suffering from severe idiopathic constipation. Later studies may be in patients who suffer from constipation associated with Parkinson's disease, spinal cord injury, use of opiate pain-killers, and other conditions.

         No assurance can be given that extended administration of NT-3 will be safe or effective. The Phase I study of NT-3 in normal human volunteers that concluded in 1995 was a short term (seven day) treatment study, while the planned NT-3 clinical studies involve longer treatment. The treatment of various constipating conditions may present additional clinical trial risks in light of the complex and not wholly understood mechanisms of action that lead to the conditions, the concurrent use of other drugs to treat the underlying illnesses as well as the gastrointestinal condition, the potential difficulty of designing and achieving significant clinical end points, and other factors. No assurance can be given that these or any other studies of NT-3 will be successful or that NT-3 will be commercialized.

         Amgen-Regeneron Partners is not planning to pursue additional trials of BDNF and NT-3 in peripheral neuropathy at the present time, because the results of earlier studies were not sufficiently promising.

         The results of the Company's and its collaborators' past activities in connection with the research and development of BDNF and NT-3 do not necessarily predict the results or success of future activities including, but not limited to, any additional preclinical or clinical studies of BDNF or NT-3. The Company cannot predict whether, when, or under what conditions BDNF or NT-3 will be shown to be safe or effective to treat any human condition or be approved for marketing by any regulatory agency. The delay or failure of current or future studies to demonstrate the safety or efficacy of BDNF or NT-3 to treat human conditions or to be approved for marketing could have a material adverse impact on the Company.

         In May 1997, the Company entered into a ten-year collaboration agreement (the "P&G Agreement") with Procter & Gamble to discover, develop, and commercialize pharmaceutical products, as well as a securities purchase agreement and other related agreements. The P&G Agreement expanded and superseded a collaboration agreement that the companies entered into in December 1996 jointly to develop drugs for skeletal muscle injury and atrophy. Procter & Gamble agreed over the first five years of the various agreements to purchase up to $60.0 million in Regeneron equity and provide up to $94.7 million in support of Regeneron's research efforts related to the collaboration. Pursuant to these agreements, in June 1997, Procter & Gamble purchased 4.35 million shares of Regeneron Common Stock at $9.87 per share for a total of $42.9 million and received five year warrants to purchase an additional 1.45 million shares of Regeneron stock at $9.87 per share. This purchase was in addition to a $10.0 million purchase of 800,000 shares of Regeneron Common Stock at $12.50 per share that was completed in March 1997 pursuant to the December 1996 agreement.

         In September 1997, the Company and Procter & Gamble expanded the P&G Agreement to include AXOKINE(TM) second generation ciliary neurotrophic factor and related molecules (delivered systemically), and agreed to develop AXOKINE initially to treat obesity associated with Type II diabetes. Procter & Gamble agreed to pay the Company as much as $15.0 million in additional funding, partly subject to achieving certain milestones related to AXOKINE. Of the $15.0 million, $2.5 million was paid in September 1997 and another $2.5 million was paid in December 1997.

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

         From inception on January 8, 1988 through December 31, 1997, Regeneron has a cumulative loss of $168.6 million. In the absence of revenues from commercial product sales or other sources (the amount, timing, nature, or source of which cannot be predicted), the Company's losses will continue as the Company conducts its research and development activities. The Company's activities may expand over time and may require additional resources, and the Company's operating losses may be substantial over at least the next several years. The Company's losses may fluctuate from quarter to quarter and will depend, among other factors, on the timing of certain expenses and on the progress of the Company's research and development efforts.

Results of Operations

         Years Ended December 31, 1997 and 1996. The Company's total revenue increased to $33.1 million in 1997 from $24.1 million in 1996. Contract research and development revenue was $17.4 million in 1997 and $17.3 million in 1996, as revenue received from Procter & Gamble in connection with the P&G Agreement offset lower revenue from Amgen-Regeneron Partners and Sumitomo Pharmaceuticals. Research progress payments in 1997 of $5.0 million were received from Procter & Gamble in connection with the September 1997 amendment to the P&G Agreement related to

AXOKINE. Investment income in 1997 increased to $6.2 million from $4.4 million in 1996, due primarily to higher levels of interest-bearing investments resulting from the proceeds from the private placements of equity securities with Amgen, Medtronic,Inc. ("Medtronic"), and Procter & Gamble in 1996 and 1997. Contract manufacturing revenue related to the Company's 1995 manufacturing agreement (the "Merck Agreement") with Merck & Co., Inc. ("Merck") increased to $4.5 million in 1997 from $2.5 million in 1996 as a result of increased activity in preparation for manufacturing a product for Merck at the Company's Rensselaer facility.

         The Company's total operating expenses decreased to $44.7 million in 1997 from $56.5 million in 1996. Research and development expenses declined to $27.8 million in 1997 from $28.3 million in 1996 as less BDNF was produced for clinical use by Sumitomo Pharmaceuticals in 1997. Loss in Amgen-Regeneron Partners in 1997 decreased to $3.4 million from $14.3 million in 1996, reflecting lower expenses after completion of the Phase III BDNF subcutaneous clinical trial in 1996.

         General and administrative expenses were $5.8 million in 1997 and $5.9 million in 1996. Depreciation and amortization expense decreased to $4.4 million in 1997 from $6.1 million in 1996, as certain laboratory equipment became fully depreciated and capitalized patent costs were fully amortized in 1996. Contract manufacturing expenses are direct expenses related to the Merck Agreement and are reimbursed by Merck. These expenses increased to $2.6 million in 1997 from $1.1 million in 1996, primarily from increased services performed by the Company. Interest expense was $0.7 million in 1997 and $0.9 million in 1996.

           The Company's net loss in 1997 was $11.6 million, or $0.40 per share (basic and diluted), compared to a net loss of $32.4 million, or $1.33 per share share (basic and diluted), in 1996.

         Years Ended December 31, 1996 and 1995. The Company's total revenue decreased to $24.1 million in 1996 from $27.4 in 1995. Contract research and development revenue decreased to $17.3 million in 1996 from $23.2 million in 1995, as lower revenue was earned from both Sumitomo Pharmaceuticals (because of a non-recurring contract research payment of $5.4 million in 1995) and Amgen-Regeneron Partners (because of less spending on preclinical research conducted by Regeneron). During 1995, the Company entered into the Merck Agreement and contract manufacturing revenue in 1996 and 1995 related to this agreement aggregated $2.5 million and $1.1 million, respectively. Investment income for 1996 increased to $4.4 million from $3.0 million in 1995, primarily due to increased levels of interest-bearing investments resulting from the sale by the Company of equity securities in a public offering in November 1995 and in private placements to Amgen, Medtronic, and Procter & Gamble in 1996.

         The Company's total operating expenses increased to $56.5 million in 1996 from $50.9 million in 1995. Research and development expenses increased to $28.3 million in 1996 from $23.3 million in 1995, primarily due to costs related to the Company's preclinical research programs and increased activity on behalf of Sumitomo Pharmaceuticals. Loss in Amgen-Regeneron Partners increased to $14.3 million in 1996 from $13.8 million in 1995, primarily due to increased costs related to clinical trials and other activities conducted by Amgen on behalf of the partnership.

         General and administrative expenses were $5.9 million in 1996 and $5.8 million in 1995. Depreciation and amortization expense increased to $6.1 million in 1996 from $5.9 million in 1995 as additional equipment was purchased and capitalized. Contract manufacturing expenses of $1.1 million in 1996 were direct expenses related to contract manufacturing for Merck.
Interest expense decreased to $0.9 million in 1996 from $1.2 million in 1995, resulting from the expiration of capital leases during 1995 and 1996. Other expenses of $0.9 million in 1995 related to recognition of the Company's contribution to the settlement of shareholder class action litigation.

         The Company's net loss in 1996 was $32.4 million, or $1.33 per share (basic and diluted), compared to a net loss of $23.5 million, or $1.19 per share (basic and diluted), in 1995.

Liquidity and Capital Resources


         Since its inception in 1988, the Company has financed its operations primarily through private placements and public offerings of its equity securities, revenue earned under the several agreements between the Company and Amgen, Sumitomo Chemical Company, Ltd., Sumitomo Pharmaceuticals, Merck, and Procter & Gamble, and investment income.

         In May 1997, the Company and Procter & Gamble entered into the P&G Agreement. Procter & Gamble agreed over the first five years of the P&G Agreement to purchase up to $60.0 million in Regeneron equity and provide up to $94.7 million in support of Regeneron's research efforts related to the collaboration. During the second five years of the P&G Agreement, the companies will share all research costs equally. Clinical testing and commercialization expenses for jointly developed products will be shared equally throughout the ten years of the collaboration. The companies expect jointly to develop and market worldwide any products resulting from the collaboration and share equally in profits. Either company may terminate the P&G Agreement at the end of five years with at least one year prior notice or earlier in the event of a default (as defined in the P&G Agreement). In June 1997, Procter & Gamble completed the purchase of 4.35 million shares of Regeneron Common Stock at $9.87 per share for a total of $42.9 million and received five year warrants to purchase an additional 1.45 million shares of Regeneron stock at $9.87 per share. This purchase was in addition to a $10.0 million purchase of 800,000 shares of Regeneron Common Stock at $12.50 per share that was completed in March 1997 pursuant to a December 1996 stock purchase agreement. In September 1997, the Company and Procter & Gamble expanded the P&G Agreement to include AXOKINE and related molecules (delivered systemically), and agreed to develop AXOKINE initially to treat obesity associated with Type II diabetes. Procter & Gamble agreed to pay the Company as much as $15.0 million in additional funding, partly subject to achieving certain milestones related to AXOKINE. Of the $15.0 million, $2.5 million was paid in September 1997 and another $2.5 million was paid in December 1997.

         In connection with the Company's agreement to collaborate with Sumitomo Pharmaceuticals in the research and development of BDNF in Japan, Sumitomo Pharmaceuticals has paid the Company $25.0 million through December 1997. In addition, the Company is being reimbursed in connection with supplying Sumitomo Pharmaceuticals with BDNF for preclinical and clinical use.

         The Company's activities relating to BDNF and NT-3, as agreed upon by Amgen and Regeneron, are being reimbursed by Amgen-Regeneron Partners, and the Company recognizes such reimbursement as revenue. The funding of Amgen-Regeneron Partners is through capital contributions from Amgen and Regeneron, who must make equal payments in order to maintain equal ownership and equal sharing of any profits or losses from the partnership. The Company has made capital contributions totaling approximately $45.2 million to Amgen-Regeneron Partners from the partnership's inception in June 1993 through December 31, 1997. The Company expects that its capital contributions in 1998 will total $5.7 million for the full year, of which $1.4 million has been funded through March 1998. These contributions could increase or decrease, depending upon the cost of Amgen-Regeneron Partners' conducting additional BDNF and NT-3 studies and the outcomes of those and other ongoing studies.

         From its inception in January 1988 through December 31, 1997, the Company invested approximately $56.3 million in property, plant, and equipment. This includes $16.8 million to acquire and renovate the Rensselaer facility, $6.4 million of completed construction at the facility, and $7.7 million of construction in progress related to the modification of the facility in connection with the Merck Agreement. In connection with the purchase and renovation of the Rensselaer facility, the Company obtained financing of $2.0 million from the New York State Urban Development Corporation, of which $1.7 million is outstanding. Under the terms of such financing, the Company is not permitted to declare or pay dividends to its stockholders.

         During 1996, the Company entered into a series of new leasing agreements (the "New Lease Line") which provided up to $4.0 million to finance equipment acquisitions and certain building improvements, as defined (collectively, the "Equipment"). The Company may utilize the New Lease Line in increments ("leases"). Lease terms are for four years after which the Company is required to purchase the Equipment at defined amounts. Certain of the leases may be renewed for eight months at defined monthly payments after which the Company will own the Equipment. At December 31, 1997, the Company had available approximately $0.3 million of the New Lease Line.

          The Company expects that expenses related to the filing, prosecution, defense, and enforcement of patent and other intellectual property, claims will continue to be substantial as a result of patent filings and prosecutions in the United States and foreign countries. The Company is currently involved in interference proceedings in the Patent and Trademark Office between Regeneron's patent applications and patents relating to ciliary neurotrophic factor ("CNTF") issued to Synergen, Inc.("Synergen"). Amgen acquired all outstanding shares of Synergen in 1994. In March 1998, the Company and Amgen entered into a covenant not to sue each other which, among other things, resolved their patent interference and related opposition and other patent proceedings relating to CNTF and AXOKINE. The Company also granted Amgen a license to use CNTF and second generation CNTFs other than AXOKINE to treat retinal degenerative conditions. Neither party will pay royalties or make other payments to the other party in consideration of this agreement.

         As of December 31, 1997, the Company had no established banking arrangements through which it could obtain short-term financing or a line of credit. Additional funds may be raised through, among other things, the issuance of additional securities, other financing arrangements, and future collaboration agreements. No assurance can be given that additional financing will be available or, if available, that it will be available on acceptable terms. In addition, the Company estimates that through mid-2002 it could receive additional payments from Proctor & Gamble in the form of research funding, milestones, and equity purchases of as much as $100 million or more.

         At December 31, 1997, the Company had $128.0 million in cash, cash equivalents, and marketable securities.

         The Company expects to incur substantial funding requirements for, among other things, research and development activities (including preclinical and clinical testing), validation of manufacturing facilities, and the acquisition of equipment. The Company expects to incur ongoing funding requirements for capital contributions to Amgen-Regeneron Partners to support the continued development and clinical trials of BDNF and NT-3. The amount needed to fund operations will also depend on other factors, including the status of competitive products, the success of the Company's research and development programs, the status of patents and other intellectual property rights developments, and the continuation, extent, and success of any collaborative research programs (including those with Amgen and Procter & Gamble). The Company believes that its existing capital resources will enable it to meet operating needs for at least several years. No assurance can be given that there will be no change in projected revenues or expenses, that would lead to the Company's capital being consumed significantly before such time.

Factors That May Affect Future Operating Results

         Regeneron cautions stockholders and potential investors that the following important factors, among others, in some cases have affected, and in the future could affect, Regeneron's actual results and could cause Regeneron's actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, Regeneron. The statements under this caption are intended to serve as cautionary statements within the meaning of the Private Securities Litigation Reform Act of 1995. The following information is not intended to limit in any way the characterization of other statements or information under other captions as cautionary statements for such purpose:

o Delay, difficulty, or failure of the Company's research and development programs to produce product candidates that are scientifically or commercially appropriate for further development by the Company or others.

o Cancellation or termination of material collaborative or licensing agreements (including in particular, but not limited to, those with Procter & Gamble and Amgen) and the resulting loss of research or other funding could have a material adverse effect on the Company and its operations. A change of control of one or more of the Company's material collaborators or licensees could also have a material adverse effect on the Company.

o Delay, difficulty, or failure in obtaining regulatory approval (including approval of its facilities for production) for the Company's products (including vaccine intermediate for Merck), including delays or difficulties in development because of insufficient proof of safety or efficacy.


o Increased and irregular costs of development, manufacture, regulatory approval, sales, and marketing associated with the introduction of products in the late stage of development.

o Competitive or market factors that may cause use of the Company's products to be limited or otherwise fail to achieve broad acceptance.

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

o Amount and rate of growth of Regeneron's general and administrative expenses, and the impact of unusual or infrequent charges resulting from Regeneron's ongoing evaluation of its business strategies and organizational structure.

o Failure of corporate partners to develop or commercialize successfully the Company's products or to retain and expand the markets served by the commercial collaborations; conflicts of interest, priorities, and commercial strategies which may arise between the Company and such corporate partners.

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

o The costs and other effects of legal and administrative cases and proceedings (whether civil, such as product- or employment-related, or environmental, or criminal); settlements and investigations; developments or assertions by or against Regeneron relating to intellectual property rights and licenses; the issuance and use of patents and proprietary technology by Regeneron and its competitors, including the possible negative effect on the Company's ability to develop, manufacture, and sell its products in circumstances where it is unable to obtain licenses to patents which may be required for such products.


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

o The ability to attract and retain key personnel. As Regeneron's scientific efforts lead to potentially promising new directions, both outside of recombinant protein therapies (into orally active, small molecule pharmaceuticals) and outside of treatments for neurological and neurodegenerative conditions (into, for example, potential programs in obesity, diabetes, cancer, inflammation, muscle disease, bone growth disorders, and angiogenesis), the Company will require additional internal expertise or external collaborations in areas in which it currently does not have substantial resources and personnel.

         The Company is evaluating the need to modify its computer systems and software to properly handle information and transactions relating to the year 2000. Presently the Company believes that with modifications to some existing sofware, the year 2000 issue can be mitigated. The Company plans to complete the year 2000 project not later than December 31, 1998, and does not expect the cost of such modifications to be material.

Impact of the Adoption of Recently Issued Accounting Standards

         The Financial Accounting Standards Board (the "FASB") issued Financial Accounting Standard No. 130, Reporting Comprehensive Income ("SFAS 130") in June 1997. Comprehensive Income represents the change in net assets of a business enterprise as a result of nonowner transactions. Management does not believe that the future adoption of SFAS 130 will have a material effect on the Company's financial position and results of operations. The Company will adopt SFAS 130 for the year ending December 31, 1998.

         Also in June 1997, the FASB issued Financial Accounting Standard No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 requires that a business enterprise report certain information about operating segments, products and services, geographic areas of operation, and major customers in complete sets of financial statements and in condensed financial statements for interim periods. The Company is required to adopt this standard for the year ending December 31, 1998 and is currently evaluating the impact of the standard.

         In February 1998, the FASB issued Financial Accounting Standard No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. This statement modifies financial statement disclosures related to pension and other postretirement plans, and will not have an effect on the Company's financial position or results of operations, and is effective for periods beginning after December 15, 1997.

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

                                   PART III

Item 10.  Directors and Officers of the Registrant

         Information with respect to directors and executive officers is incorporated by reference to the material captioned "Election of Directors," "Executive Officers of the Registrant," and "Compliance with Section 16(b) of the Securities Exchange Act of 1934" in the Regeneron Pharmaceuticals, Inc. Proxy Statement to be filed in connection with solicitation of proxies for its Annual Meeting of Shareholders to be held on June 12, 1998.

Item 11.  Executive Compensation

         The information called for by this item is incorporated by reference to the material captioned "Executive Compensation" and "Election of Directors" in the Regeneron Pharmaceuticals, Inc. Proxy Statement to be filed in connection with solicitation of proxies for its Annual Meeting of Shareholders to be held on June 12, 1998.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The information called for by this item is incorporated by reference to the material captioned "Security Ownership of Management" and "Security Ownership of Certain Beneficial Owners" in the Regeneron Pharmaceuticals, Inc. Proxy Statement to be filed in connection with solicitation of proxies for its Annual Meeting of Shareholders to be held on June 12, 1998.

Item 13.  Certain Relationships and Related Transactions

         The information called for by this item is incorporated by reference to the material captioned "Certain Relationships and Related Transactions" in the Regeneron Pharmaceuticals, Inc. Proxy Statement to be filed in connection with solicitation of proxies for its Annual Meeting of Shareholders to be held on June 12, 1998.

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

          3. Exhibits

Exhibit
Number    Description
------    -----------

3.1  (a)  - Restated Certificate of Incorporation of Regeneron
          Pharmaceuticals, Inc. as at June 21, 1991.

3.2 - By-Laws of the Company, currently in effect (amended as of January 22, 1995).

10.1 (b)* - Technology Development Agreement dated as of March 20, 1989, between the Company and Sumitomo Chemical Company, Limited.

10.2 (b)* - Neurotrophic Factor Agreement (License Agreement) dated as of May 10, 1988, between the Company and Max Planck Institute fur Psychiatrie.

10.3 (b)* - Collaboration Agreement, dated August 31, 1990, between the Company and Amgen Inc.

10.4 (b)  - 1990 Amended and Restated Long-Term Incentive Plan.

10.5 (c)* - License Agreement dated as of October 7, 1992, between the Company and The Regents of the University of California.

10.6 (d)* - Collaboration Agreement dated as of July 22, 1993, between the Company and Glaxo Group Limited.

10.7 (e)* - Research and Development Agreement dated as of June 2, 1994, between the Company and Sumitomo Pharmaceuticals Company, Ltd.


10.8 (f)* - Manufacturing Agreement dated as of September 18, 1995, between the Company and Merck & Co., Inc.

10.9 (g) - Stock and Warrant Purchase Agreement dated as of April 15, 1996, between the Company and Amgen Inc.

10.10(g) - Warrant Agreement dated as of April 15, 1996, between the Company and Amgen Inc.

10.11(g) - Registration Rights Agreement dated as of April 15, 1996, between the Company and Amgen Inc.

10.12(g) - Stock and Warrant Purchase Agreement dated as of June 27, 1996, between the Company and Medtronic, Inc.

10.13(g) - Warrant Agreement dated as of June 27, 1996, between the Company and Medtronic, Inc.

10.14(g) - Registration Rights Agreement dated as of June 27, 1996, between the Company and Medtronic, Inc.

10.15(g) - Assignment and Assumption Agreement dated as of June 27, 1996, between the Company and Medtronic, Inc.

10.16(h) - Certificate of Amendment of the Restated Certificate of Incorporation of Regeneron Pharmaceuticals, Inc., as at October 18, 1996.

10.17(i) - Rights Agreement, dated as of September 20, 1996, between Regeneron Pharmaceuticals, Inc. and ChaseMellon Shareholder Services L.L.C., as Rights Agent, including the form of Rights Certificate as Exhibit B thereto.

10.18(j) - Stock Purchase Agreement dated as of December 11, 1996, between the Company and Procter & Gamble Pharmaceuticals, Inc.

10.19(j) - Registration Rights Agreement dated as of December 11, 1996, between the Company and Procter & Gamble Pharmaceuticals, Inc.

10.20(k) - Securities Purchase Agreement dated as of May 13, 1997, between the Company and The Procter & Gamble Company.

10.21(k) - Warrant Agreement dated as of May 13, 1997, between the Company and The Procter & Gamble Company.

10.22(k) - Registration Rights Agreement dated as of May 13, 1997, between the Company and The Procter & Gamble Company.

10.23(k)* - Multi-Project Collaboration Agreement dates as of May 13, 1997, between the Company and The Procter & Gamble Company.


10.24(l)* - First Amendment to the Multi-Project Collaboration Agreement dated May 13, 1997, between the Company and The Procter & Gamble Company, dated as of September 29, 1997.

10.25 - Employment Agreement, dated as of February 12, 1997 between the Company and Leonard S. Schleifer, M.D., Ph.D.

23.1      - Consent of Coopers & Lybrand L.L.P.

23.2      - Consent of Ernst & Young LLP, Independent Auditors.

24        - Power of Attorney.

27 - Financial Statement Data for year ending December 31, 1997, also Amended Financial Statement Data for quarters ending September 30, 1997, June 30, 1997 and March 31, 1997, for year ending December 31, 1996, and for quarters ending September 30, 1996 and June 30, 1996.
------------------------------------------------------------------------------
Description:

     (a) Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc. for the quarter ended June 30,1991, filed August 13, 1991.

     (b) Incorporated by reference from the Company's registration statement on Form S-1 (file number 33-39043).

     (c) Incorporated by reference from the Form 10-K for Regeneron Pharmaceuticals, Inc. for the fiscal year ended December 31, 1992, filed March 30, 1993.

     (d) Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc. for the quarter ended June 30,1993, filed July 22, 1993.

     (e) Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc. for the quarter ended September 30, 1994, filed November 14, 1994.

     (f) Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc. for the quarter ended September 30, 1995, filed November 14, 1995.

     (g) Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc. for the quarter ended June 30, 1996, filed August 14, 1996.

     (h) Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc. for the quarter ended September 30, 1996, filed November 5, 1996.

     (i) Incorporated by reference from the Form 8-A for Regeneron Pharmaceuticals, Inc. filed October 15, 1996.


     (j) Incorporated by reference from the Form 10-K for Regeneron Pharmaceuticals, Inc. for the fiscal year ended December 31, 1996, filed March 26, 1997.

     (k) Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc. for the quarter ended June 30, 1997, filed August 12, 1997.

     (l) Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc. for the quarter ended September 30, 1997, filed November 10, 1997.

     * Portions of this document have been omitted and filed separately with the Commission pursuant to requests for confidential treatment pursuant to Rule 24b-2.

(B)       Reports on Form 8-K

          (1) On January 14, 1997, the Company filed a report on Form 8-K regarding the fact that the Company issued a press release on January 10, 1997 entitled "BDNF Phase 3 Trial Does Not Demonstrate Efficacy" and a press release on January 14, 1997 entitled "Regeneron Announces Clinical, Scientific, Financial Plans for the Future," copies of which were included as exhibits to that filing.

          (2) On May 13, 1997, the Company filed a report on Form 8-K regarding the fact that the Company issued a press release entitled "Procter & Gamble and Regeneron Form 10-Year Research Collaboration to
          Discover, Develop Pharmaceutical Products," a copy of which was included as an exhibit to that filing.

                                   SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   New York, New York
         March 24, 1998

                         REGENERON PHARMACEUTICALS, INC.

                         By:   /s/  LEONARD S. SCHLEIFER
                               -----------------------------------------
                                   Leonard S. Schleifer, M.D., Ph.D.
                                   President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant in the capacities indicated on March 24, 1998.

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

                         *                      Director
     -------------------------------------
           Joseph L. Goldstein, M.D.

                         *                      Director
     -------------------------------------
           Fred A. Middleton

                         *                      Director
     -------------------------------------
           Eric M. Shooter, Ph.D.

                         *                      Director
     -------------------------------------
           George L. Sing

*By     /s/PAUL LUBETKIN
     -------------------------------------
           Paul Lubetkin
          (Attorney-in-Fact)

                        REGENERON PHARMACEUTICALS, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                  Page
                                                                                                 Numbers
                                                                                                 -------
Regeneron Pharmaceuticals, Inc.

     Report of Independent Accountants                                                             F-2

     Balance Sheets at December 31, 1997 and 1996                                                  F-3

     Statements of Operations for the years ended December 31, 1997, 1996, and 1995                F-4

     Statements of Stockholders' Equity for the years ended December 31, 1997, 1996,
          and 1995                                                                                 F-5

     Statements of Cash Flows for the years ended December 31, 1997, 1996, and 1995                F-6

     Notes to Financial Statements                                                             F-7 to F-19

Amgen-Regeneron Partners

     Report of Ernst & Young LLP, Independent Auditors                                            F-21

     Balance Sheets at December 31, 1997 and 1996                                                 F-22

     Statements of Operations for the years ended December 31, 1997, 1996, and 1995               F-23

     Statements of Changes in Partners' Capital for the years ended December 31, 1997,
         1996, and 1995                                                                           F-24

     Statements of Cash Flows for the years ended December 31, 1997, 1996, and 1995               F-25

     Notes to Financial Statements                                                             F-26 to F-28


                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Regeneron Pharmaceuticals, Inc.:

         We have audited the accompanying balance sheets of REGENERON PHARMACEUTICALS, INC. (the "Company") as of December 31, 1997 and 1996 and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Amgen-Regeneron Partners (the "Partnership"), an entity which is fifty percent owned by the Company, as of December 31, 1997 and 1996 or for each of the three years in the period ended December 31, 1997. The Company's investment in the Partnership is accounted for in accordance with the equity method of accounting and constitutes less than one percent of the Company's total assets at December 31, 1997 and 1996. For the years ended December 31, 1997, 1996, and 1995, the Company recorded its pro rata share of the Partnership's net loss of approximately $3.4 million, $14.3 million, and $13.8 million, respectively.
The Partnership's financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the Partnership, is based solely on the report of the other auditors.

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

         In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                                    COOPERS & LYBRAND L.L.P.

New York, New York
February 10, 1998,

                        REGENERON PHARMACEUTICALS, INC.
                                BALANCE SHEETS
                          December 31, 1997 and 1996




                                        ASSETS                                            1997                 1996
                                                                                          ----                 ----
Current assets
    Cash and cash equivalents                                                        $  28,921,366        $  34,475,060
    Marketable securities                                                               63,601,504           45,587,404
    Receivable due from The Procter & Gamble Company                                     2,402,500
    Receivable due from Sumitomo Pharmaceuticals Company, Ltd.                           2,114,978            2,072,455
    Receivable due from Merck & Co., Inc.                                                1,706,879            1,816,056
    Receivable due from Amgen-Regeneron Partners                                           356,500              446,269
    Prepaid expenses and other current assets                                              536,425              611,435
                                                                                     -------------        -------------
       Total current assets                                                             99,640,152           85,008,679

Marketable securities                                                                   35,517,669           16,965,302
Investment in Amgen-Regeneron Partners                                                     364,400            1,205,299
Property, plant and equipment, at cost, net of accumulated depreciation
    and amortization                                                                    32,712,670           34,297,843
Other assets                                                                               145,143              104,731
                                                                                     -------------        -------------
       Total assets                                                                  $ 168,380,034        $ 137,581,854
                                                                                     =============        =============



                     LIABILITIES and STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable and accrued expenses                                            $   4,662,961        $   4,357,145
    Capital lease obligations, current portion                                           1,769,803            3,505,221
    Note payable, current portion                                                           73,298               77,684
    Deferred revenue, current portion                                                    4,181,564            4,108,412
                                                                                     -------------        -------------
       Total current liabilities                                                        10,687,626           12,048,462

Capital lease obligations                                                                2,077,319            3,400,015
Note payable                                                                             1,674,785            1,748,082
Other liabilities                                                                          242,122              183,426

Deferred revenue                                                                        14,801,308           13,270,870


Commitments and contingencies

Stockholders' equity
    Preferred stock, $.01 par value; 30,000,000 shares authorized; issued and outstanding - none
    Class A Stock, convertible, $.001 par value; 40,000,000
    shares authorized;
         4,117,540 shares issued and outstanding in 1997
         4,355,994 shares issued and outstanding in 1996                                     4,118                4,356
   Common Stock, $.001 par value; 60,000,000 shares authorized;
        26,804,941 shares issued and outstanding in 1997
        21,319,896 shares issued and outstanding in 1996                                    26,805               21,320
    Additional paid-in capital                                                         308,108,687          264,742,236
    Unearned compensation                                                                 (720,000)          (1,080,000)
    Accumulated deficit                                                               (168,607,977)        (157,029,112)
    Net unrealized gain on marketable securities                                            85,241              272,199
                                                                                     -------------        -------------
       Total stockholders' equity                                                      138,896,874          106,930,999
                                                                                     -------------        -------------
       Total liabilities and stockholders' equity                                    $ 168,380,034        $ 137,581,854
                                                                                     =============        =============


   The accompanying notes are an integral part of the financial statements.

===============================================================================

                        REGENERON PHARMACEUTICALS, INC.
                           STATEMENTS OF OPERATIONS
             for the years ended December 31, 1997, 1996, and 1995





                                                   1997                1996                1995
                                              ------------        ------------        ------------
Revenues
      Contract research and development       $ 17,399,646        $ 17,302,473        $ 23,247,002
      Investment income                          6,241,845           4,360,065           2,997,180
      Research progress payments                 5,000,000
      Contract manufacturing                     4,458,196           2,451,424           1,140,321
                                              ------------        ------------        ------------
                                                33,099,687          24,113,962          27,384,503
                                              ------------        ------------        ------------


Expenses
      Research and development                  27,770,166          28,268,798          23,310,088
      Loss in Amgen-Regeneron Partners           3,402,900          14,250,239          13,804,777
      General and administrative                 5,764,969           5,879,975           5,764,397
      Depreciation and amortization              4,389,113           6,083,845           5,885,699
      Contract manufacturing                     2,617,070           1,115,259              72,059
      Interest                                     734,334             939,624           1,204,757
      Other                                                                                850,000
                                              ------------        ------------        ------------
                                                44,678,552          56,537,740          50,891,777
                                              ------------        ------------        ------------

Net loss                                      ($11,578,865)       ($32,423,778)       ($23,507,274)
                                              ============        ============        ============

Net loss per share, basic and diluted               ($0.40)             ($1.33)             ($1.19)
                                              ============        ============        ============



   The accompanying notes are an integral part of the financial statements.

===============================================================================

                         REGENERON PHARMACEUTICALS, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
              for the years ended December 31, 1997, 1996, and 1995

                                                         Net Unrealized
                                                            Class A Stock                Common Stock             Additional
                                                 -----------------------------   ------------------------------    Paid-in
                                                     Shares           Amount        Shares           Amount        Capital
                                                 ----------------  -----------   ---------------   ------------  ----------------

Balance, December 31, 1994                             5,625,965       $5,626        13,270,087        $13,270      $168,912,745

Issuance of Common Stock for cash of
     $300,000 and services to be rendered                                               600,000            600         2,099,400
Amortization of unearned compensation
Issuance of Common Stock in a public
     offering at $10.50 per share                                                     2,300,000          2,300        24,147,700
Cost associated with issuance of
     equity securities                                                                                                (1,895,961)
Issuance of Common Stock in connection
     with exercise of stock options                                                      73,300             73           330,257
Conversion of Class A Stock to
     Common Stock                                       (222,042)        (222)          222,042            222
Purchase of treasury stock
Net loss, 1995
Change in net unrealized gain (loss)
     on marketable securities
                                                 ----------------  -----------  ----------------   ------------  ----------------
         Balance, December 31, 1995                    5,403,923        5,404        16,465,429         16,465       193,594,141

Issuance of Common Stock for settlement of
     an obligation                                                                      153,017            153         1,999,847
Amortization of unearned compensation
Issuance of equity securities to Amgen                                                3,000,000          3,000        47,997,000
Issuance of equity securities to Medtronic                                              460,500            461         9,999,539
Amounts received in connection with the Stock
     Purchase Agreement with Procter & Gamble                                                                         10,000,000
Cost associated with issuance of
     equity securities                                                                                                  (205,025)
Issuance of Common Stock in connection
     with exercise of stock options                                                     210,094            210         1,356,884
Conversion of Class A Stock to
     Common Stock                                     (1,030,856)      (1,031)        1,030,856          1,031
Retirement of treasury stock                             (17,073)         (17)                                              (150)
Net loss, 1996
Change in net unrealized gain (loss)
     on marketable securities
                                                 -----------------------------------------------------------------------------------


         Balance, December 31, 1996                    4,355,994        4,356        21,319,896         21,320       264,742,236

Amortization of unearned compensation
Shares issued to Procter & Gamble in connection
     with the 1996 Stock Purchase Agreement                                             800,000
Issuance of equity securities to Procter & Gamble                                     4,350,000          5,150        42,929,350
Cost associated with issuance of
     equity securities                                                                                                   (31,082)
Issuance of Common Stock in connection
     with exercise of stock options                                                      96,591             97           468,183
Conversion of Class A Stock to
     Common Stock                                       (238,454)        (238)          238,454            238
Net loss, 1997
Change in net unrealized gain (loss)
     on marketable securities

                                                 ===================================================================================
         Balance, December 31, 1997                    4,117,540       $4,118        26,804,941        $26,805      $308,108,687
                                                 ===================================================================================


                                                                                         Net Unrealized            Class A Stock
                                                                                         Gain (Loss) on          Held in Treasury
                                              Unearned              Accumulated            Marketable       -----------------------
                                            Compensation              Deficit              Securities          Shares        Amount
                                          -------------------   --------------------   ------------------   ------------  ---------

Balance, December 31, 1994                                         ($101,098,060)           ($762,852)        16,559         ($162)

Issuance of Common Stock for cash of
     $300,000 and services to be rendered     ($1,800,000)
Amortization of unearned compensation             360,000
Issuance of Common Stock in a public
     offering at $10.50 per share
Cost associated with issuance of
     equity securities
Issuance of Common Stock in connection
     with exercise of stock options
Conversion of Class A Stock to
     Common Stock
Purchase of treasury stock                                                                                       514            (5)
Net loss, 1995                                                       (23,507,274)
Change in net unrealized gain (loss)
     on marketable securities                                                               1,048,792

                                          ----------------   --------------------   ------------------   ------------  ------------
         Balance, December 31, 1995            (1,440,000)          (124,605,334)             285,940         17,073          (167)

Issuance of Common Stock for settlement
of an obligation

Amortization of unearned compensation             360,000
Issuance of equity securities to Amgen
Issuance of equity securities to Medtronic
Amounts received in connection with the
Stock Purchase Agreement with Procter &
Gamble
Cost associated with issuance of
     equity securities
Issuance of Common Stock in connection
     with exercise of stock options
Conversion of Class A Stock to
     Common Stock
Retirement of treasury stock                                                                                 (17,073)          167
Net loss, 1996                                                       (32,423,778)
Change in net unrealized gain (loss)
     on marketable securities                                                                 (13,741)
                                          -----------------------------------------------------------------------------------------

         Balance, December 31, 1996            (1,080,000)          (157,029,112)             272,199         -             -

Amortization of unearned compensation             360,000
Shares issued to Procter & Gamble in
     connection with the 1996 Stock
     Purchase Agreement
Amounts received in connection with
the Stock Purchase Agreement with Procter &
     Gamble
Cost associated with issuance of
equity securities
Issuance of Common Stock in connection
     with exercise of stock options
Conversion of Class A Stock to
     Common Stock
Net loss, 1997                                                       (11,578,865)
Change in net unrealized gain (loss)
     on marketable securities                                                                (186,958)

                                          =========================================================================================
         Balance, December 31, 1997             ($720,000)         ($168,607,977)             $85,241         -             -
                                          =========================================================================================



                                                      Total
                                                  Stockholders'
                                                     Equity
                                                ---------------

Balance, December 31, 1994                         $67,070,567


Issuance of Common Stock for cash of
     $300,000 and services to be rendered              300,000
Amortization of unearned compensation                  360,000
Issuance of Common Stock in a public
     offering at $10.50 per share                   24,150,000
Cost associated with issuance of
     equity securities                              (1,895,961)
Issuance of Common Stock in connection
     with exercise of stock options                    330,330
Conversion of Class A Stock to
     Common Stock
Purchase of treasury stock                                  (5)
Net loss, 1995                                     (23,507,274)
Change in net unrealized gain (loss)
     on marketable securities                        1,048,792
                                                ---------------
         Balance, December 31, 1995                 67,856,449

Issuance of Common Stock for settlement of
     an obligation                                   2,000,000
Amortization of unearned compensation                  360,000
Issuance of equity securities to Amgen              48,000,000
Issuance of equity securities to Medtronic          10,000,000
Amounts received in connection with the Stock
     Purchase Agreement with Procter & Gamble       10,000,000
Cost associated with issuance of
     equity securities                                (205,025)
Issuance of Common Stock in connection
     with exercise of stock options                  1,357,094
Conversion of Class A Stock to
     Common Stock
Retirement of treasury stock
Net loss, 1996                                     (32,423,778)
Change in net unrealized gain (loss)
     on marketable securities                          (13,741)
                                                ---------------

         Balance, December 31, 1996                106,930,999

Amortization of unearned compensation                  360,000
Shares issued to Procter & Gamble in connection
     with the 1996 Stock Purchase Agreement
Amounts received in connection with the Stock
     Purchase Agreement with Procter & Gamble       42,934,500
Cost associated with issuance of
     equity securities                                 (31,082)
Issuance of Common Stock in connection
     with exercise of stock options                    468,280
Conversion of Class A Stock to
     Common Stock
Net loss, 1997                                     (11,578,865)
Change in net unrealized gain (loss)
     on marketable securities                         (186,958)


                                                ===============
         Balance, December 31, 1997               $138,896,874
                                                ===============


    The accompanying notes are an integral part of the financial statements.

                        REGENERON PHARMACEUTICALS, INC.
                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1997, 1996, and 1995
               Increase (Decrease) in Cash and Cash Equivalents


                                                                                 1997              1996                1995
                                                                                 ----              ----                ----

Cash flows from operating activities
   Net loss                                                                 ($ 11,578,865)     ($ 32,423,778)      ($ 23,507,274)
                                                                            -------------      -------------       -------------
   Adjustments to reconcile net loss to net cash
     used in operating activities
      Loss in Amgen-Regeneron Partners                                          3,402,900         14,250,239          13,804,777
      Depreciation and amortization                                             4,389,113          6,083,845           5,905,791
      Amortization of lease incentive                                                                                    (50,300)
      Stock issued in consideration for services rendered                         360,000            360,000             360,000
      Changes in assets and liabilities
        Increase in amounts due from The Procter & Gamble Company              (2,402,500)
        Increase in amounts due from Sumitomo Pharmaceuticals Co., Ltd.           (42,523)          (323,393)         (1,749,062)
        Decrease (increase) in amounts due from Merck & Co., Inc.                 109,177         (1,544,426)           (271,630)
        Decrease in amounts due from Amgen-Regeneron Partners                      89,769            222,721             324,664
        Increase in investment in Amgen-Regeneron Partners                     (2,562,001)       (14,182,000)        (13,422,000)
        Decrease in prepaid expenses and other assets                              34,598            356,353              26,182
        Increase in deferred revenue                                            1,603,590          7,286,992             842,288
        Increase (decrease) in accounts payable, accrued expenses,
           and other liabilities                                                  518,449           (368,427)           (502,203)
                                                                            -------------      -------------       -------------
                  Total adjustments                                             5,500,572         12,141,904           5,268,507
                                                                            -------------      -------------       -------------
           Net cash used in operating activities                               (6,078,293)       (20,281,874)        (18,238,767)
                                                                            -------------      -------------       -------------

Cash flows from investing activities
   Purchases of marketable securities                                        (112,611,029)       (74,606,782)        (28,084,233)
   Sales of marketable securities                                              75,857,604         38,926,319          38,816,383
   Capital expenditures                                                        (2,145,569)        (8,622,133)         (3,342,040)
                                                                            -------------      -------------       -------------
           Net cash (used in) provided by investing activities                (38,898,994)       (44,302,596)          7,390,110
                                                                            -------------      -------------       -------------

Cash flows from financing activities
   Net proceeds from the issuance of stock                                     43,371,698         69,963,916          23,222,522
   Principal payments on note payable                                             (77,683)           (83,444)            (90,790)
   Capital lease payments                                                      (3,870,422)        (3,556,968)         (3,192,958)
   Purchase of treasury stock                                                                                                 (5)
                                                                            -------------      -------------       -------------
           Net cash provided by financing activities                           39,423,593         66,323,504          19,938,769

                                                                            -------------      -------------       -------------

           Net (decrease) increase in cash and cash equivalents                (5,553,694)         1,739,034           9,090,112

Cash and cash equivalents at beginning of period                               34,475,060         32,736,026          23,645,914
                                                                            -------------      -------------       -------------

           Cash and cash equivalents at end of period                       $  28,921,366      $  34,475,060       $  32,736,026
                                                                            =============      =============       =============


Supplemental disclosure of cash flow information
   Cash paid for interest                                                   $     675,640      $     859,572       $   1,101,383
                                                                            =============      =============       =============



   The accompanying notes are an integral part of the financial statements.

===============================================================================

                        REGENERON PHARMACEUTICALS, INC.
                         NOTES TO FINANCIAL STATEMENTS
             for the years ended December 31, 1997, 1996, and 1995


1.  Organization and Business

         Regeneron Pharmaceuticals, Inc. (the "Company" or "Regeneron") was incorporated in January 1988 in the State of New York. The Company is engaged in research and development programs to discover and commercialize therapeutics to treat human disorders and conditions. The Company's facilities are located in New York. The Company's business is subject to certain risks including, but not limited to uncertainties relating to conducting pharmaceutical research, obtaining regulatory approvals, commercializing products, and obtaining and enforcing patents.


2.  Summary of Significant Accounting Policies

         Property, Plant, and Equipment
         Property, plant, and equipment are stated at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets. Expenditures for maintenance and repairs which do not materially extend the useful lives of the assets are charged to expense as incurred. The cost and accumulated depreciation or amortization of assets retired or sold are removed from the respective accounts, and any gain or loss is recognized in operations. The estimated useful lives of property, plant, and equipment are as follows:

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

         Revenue Recognition
         Revenue from contract research and development and contract manufacturing is recognized as the related services are performed by the Company, provided the collection of the resulting receivable is probable. In situations where the Company receives payments in advance of the performance of services, such amounts are deferred and recognized as revenue as the related services are performed. Interest income, which is included in investment income, is recognized as earned. Research progress payments are received from collaborators upon the Company's achievement of defined milestones. Such payments are recognized as revenue when the milestone has been achieved and there are no additional services to be provided or costs to be incurred by the Company.


         Net  Loss Per Share
         For the year ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS No. 128"). As required by SFAS No. 128, the prior years' loss per share data have been restated to conform to the provisions of SFAS No. 128; however, the impact of the restatement was not material.

         Net loss per share, basic and diluted, is computed on the basis of the net loss for the period divided by the weighted average number of shares of Common Stock and Class A Stock outstanding during the period. The diluted net loss per share for all periods presented excludes the number of shares issuable upon exercise of outstanding stock options and warrants since such inclusion would be anti-dilutive. Disclosures required by the SFAS No. 128 have been included in Note 14.

         Income Taxes
         The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined on the basis of the difference between the tax basis of assets and liabilities and their respective financial reporting amounts ("temporary differences") at enacted tax rates in effect for the years in which the differences are expected to reverse.

         Concentrations of Credit Risk
         Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents, marketable securities, and receivables from The Procter & Gamble Company, Amgen-Regeneron Partners, Sumitomo Pharmaceuticals Company, Ltd., and Merck & Co., Inc. The Company generally invests its excess cash in

                       REGENERON PHARMACEUTICALS, INC.
                   NOTES TO FINANCIAL STATEMENTS (Continued)

obligations of the U.S. government and its agencies, bank deposits, and investment grade debt securities issued by corporations, governments, and financial institutions. The Company has established guidelines that relate to credit quality, diversification, and maturity and that limit exposure to any one issue of securities.

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

          Impact of the Adoption of Recently Issued Accounting Standards
          The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130") in June 1997. Comprehensive income represents the change in net assets of a business enterprise as a result of nonowner transactions. Management does not believe that the future adoption of SFAS No. 130 will have a material effect on the Company's financial position and results of operations. The Company will adopt SFAS No. 130 for the year ending December 31, 1998.

          Also in June, 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"). SFAS No. 131 requires that a business enterprise report certain information about operating segments, products and services, geographic areas of operation, and major customers. The Company is required to adopt this standard for the year ending December 31, 1998 and is currently evaluating the impact of the standard.

         In February 1998, the FASB issued Financial Accounting Standard No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. This statement modifies financial statement disclosures related to pension and other postretirement plans, and will not have an effect on the Company's financial position or results of operations, and is effective for periods beginning after December 15, 1997.

         Statement of Cash Flows
         Supplemental disclosure of noncash investing and financing activities:

         Capital lease obligations of approximately $0.8 million, $2.9 million, and $0.4 million were incurred when the Company acquired new equipment in 1997, 1996, and 1995, respectively.

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

                       REGENERON PHARMACEUTICALS, INC.
                   NOTES TO FINANCIAL STATEMENTS (Continued)


         Included in accounts payable and accrued expenses at December 31, 1997 and 1996 were approximately $0.6 million and $0.8 million of capital expenditures, respectively. Included in accounts payable and accrued expenses at December 31, 1995 were $1.1 million of capital expenditures and $0.3 million of costs incurred in connection with the Company's sale of Common Stock.

          Reclassifications
          Certain reclassifications have been made to the financial statements for 1996 and 1995 to conform with the current year's presentation.


3.  Marketable  Securities

         The Company considers its marketable securities to be "available-for-sale," as defined by Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, and, accordingly, unrealized holding gains and losses are excluded from operations and reported as a net amount in a separate component of stockholders' equity.

         The following tables summarize the amortized cost basis of marketable securities, the aggregate fair value of marketable securities, and gross unrealized holding gains and losses at December 31, 1997 and 1996:


                                                                                          Unrealized Holding
                                               Amortized        Fair               ----------------------------------
At December 31, 1997                           Cost Basis       Value              Gains        (Losses)          Net
--------------------                           ----------       -----              -----        --------          ---
Maturities within one year
   Corporate debt securities                    $52,471,211    $52,503,692       $ 34,402      $ (1,921)        $32,481

   U.S. Government securities                    11,096,794     11,097,812          4,812        (3,794)          1,018
                                                 ----------     ----------          -----        -------          -----
                                                 63,568,005     63,601,504         39,214        (5,715)         33,499
                                                 ----------     ----------         ------        -------         ------
Maturities between one and three years
   Corporate debt securities                      5,028,511      5,025,997            732        (3,246)        (2,514)
   U.S. Government securities                    30,437,416     30,491,672         67,305       (13,049)         54,256
                                                 ----------     ----------         ------       --------         ------
                                                 35,465,927     35,517,669         68,037       (16,295)         51,742
                                                 ----------     ----------         ------       --------         ------
                                                $99,033,932    $99,119,173       $107,251      $(22,010)        $85,241
                                                ===========    ===========       ========      =========        =======
At December 31, 1996
Maturities within one year
   Corporate debt securities                     $7,120,080     $7,145,700       $ 28,363       $(2,743)        $25,620
   U.S. Government securities                    38,205,193     38,441,704        257,096       (20,585)        236,511
                                                 ----------     ----------        -------       --------        -------
                                                 45,325,273     45,587,404        285,459       (23,328)        262,131
                                                 ----------     ----------        -------       --------        -------
Maturities between one and three years
   Corporate debt securities                     10,982,405     10,994,489         16,411        (4,327)         12,084
   U.S. Government securities                     5,972,829      5,970,813         26,253       (28,269)        (2,016)
                                                  ---------      ---------         ------       --------        -------
                                                 16,955,234     16,965,302         42,664       (32,596)         10,068
                                                 ----------     ----------         ------       --------         ------
                                                $62,280,507    $62,552,706       $328,123      $(55,924)       $272,199
                                                ===========    ===========       ========      =========       ========

         Realized gains and losses are included as a component of investment income. For the years ended December 31, 1997, 1996, and 1995, gross realized gains and losses were not significant. In computing realized gains and losses, the Company computes the cost of its investments on a specific identification basis. Such cost includes the direct costs to acquire the securities, adjusted for the amortization of any discount or premium. The fair value of marketable securities has been estimated based on quoted market prices.

                       REGENERON PHARMACEUTICALS, INC.
                   NOTES TO FINANCIAL STATEMENTS (Continued)

4.  Property, Plant, and Equipment

         Property, plant, and equipment as of December 31, 1997 and 1996 consist of the following:

                                                                  1997                 1996
                                                                  ----                 ----


Land                                                           $   474,501          $   474,501
Building and improvements                                       22,744,414           22,573,914
Leasehold improvements                                           6,179,722            6,165,487
Construction in progress                                         7,679,226            6,131,873
Laboratory equipment                                            17,779,017           17,248,902
Furniture, fixtures, and computer equipment                      1,448,685              906,948
                                                               ------------         ------------
                                                                56,305,565           53,501,625
Less, accumulated depreciation and amortization                (23,592,895)         (19,203,782)
                                                               ------------         ------------
                                                               $32,712,670          $34,297,843
                                                               ============         ============

         Depreciation and amortization expense on property, plant, and equipment amounted to approximately $4.4 million, $4.8 million, and $4.6 million, for the years ended December 31, 1997, 1996, and 1995, respectively.

5.  Accounts Payable and Accrued Expenses

         Accounts payable and accrued expenses as of December 31, 1997 and 1996 consist of the following:

                                                                    1997               1996
                                                                    ----               ----

Accounts payable                                               $ 2,947,143          $ 2,178,308
Accrued payroll and related costs                                  653,574            1,047,812
Accrued clinical trial expense                                     319,500              319,500
Accrued expenses, other                                            392,456              389,062
Deferred compensation                                              350,288              422,463
                                                               -----------          -----------
                                                               $ 4,662,961          $ 4,357,145
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


         During January 1995, the Company entered into an agreement with the Chairman of the Board. As partial consideration for services to be rendered, the agreement provided for the Company to sell the Chairman 600,000 restricted shares of Common Stock ("Restricted Shares"), in consideration for $0.3 million, and to grant 285,000 stock options. The Restricted Shares are nontransferable with such restriction lapsing ratably over a five year period. In accordance with generally accepted accounting principles, the Company is recognizing compensation expense for the difference between the fair market value of the Common Stock on the date the agreement was signed and the purchase price of the Restricted Shares on a pro rata basis over five years as the restriction on the Restricted Shares lapses. The unamortized balance of unearned compensation at December 31, 1997 (approximately $0.7 million) has been included as a reduction to stockholders' equity. For the years ended December 31, 1997, 1996, and 1995, the Company recognized compensation expense of approximately $0.4 million in each year. The stock options, which have been issued under the Company's Amended and Restated 1990 Long-Term Incentive Plan, entitle the holder to purchase an equal number of shares of Common Stock at a per share price of $3.50, the fair market value of the Common Stock on the date of grant. The options vest over a five year period.

                       REGENERON PHARMACEUTICALS, INC.
                   NOTES TO FINANCIAL STATEMENTS (Continued)


         During September 1996, the Company announced that it adopted a Shareholder Rights Plan in which Rights were distributed as a dividend at the rate of one Right for each share of Common Stock and Class A Stock (collectively, "Stock") held by shareholders of record as of the close of business on October 18, 1996. Each Right initially entitles the registered holder to buy a unit ("Unit") consisting of one-one thousandth of a share of Series A Junior Participating Preferred Stock ("A Preferred Stock") at a purchase price of $120 per Unit (the "Purchase Price"). Initially the Rights were attached to all Stock certificates representing shares then outstanding, and no separate Rights certificate were distributed. The Rights will separate from the Stock and a "distribution date" will occur upon the earlier of (i) ten days after a public announcement that a person or group of affiliated or associated persons, excluding certain defined persons, (an "Acquiring Person") has acquired, or has obtained the right to acquire, beneficial ownership of 20% or more of the outstanding shares of Stock or (ii) ten business days following the commencement of a tender offer or exchange offer that would result in a person or group beneficially owning 20% or more of such outstanding shares of Stock. The Rights are not exercisable unless a distribution date occurs and will expire at the close of business on October 18, 2006 unless earlier redeemed by the Company, subject to certain defined restrictions, for $.01 per Right. In the event that an Acquiring Person becomes the beneficial owner of 20% or more of the then outstanding shares of Stock (unless such acquisition is made pursuant to a tender or exchange offer for all outstanding shares of the Company, at a price determined by a majority of the independent directors of the Company who are not representatives, nominees, affiliates, associates of an Acquiring Person to be fair and otherwise in the best interest of the Company and its shareholders after receiving advice from one or more investment banking firms), each Right will entitle the holder to purchase, at the Right's then current exercise price, common shares (or, in certain circumstances, cash, property or other securities of the Company) having a value twice the Right's Exercise Price. The Right's Exercise Price is the Purchase Price times the number of shares of Common Stock associated with each Right (initially, one). Upon the occurrence of any such events, the Rights held by an Acquiring Person become null and void. In certain circumstances, a Right entitles the holder to receive, upon exercise, shares of common stock of an acquiring company having a value equal to two times the Right's Exercise Price.

         As a result of the Shareholder Rights Plan, the Company's Board designated 100,000 shares of preferred stock as A Preferred Stock. The A Preferred Stock has certain preferences, as defined.

         In November 1996, the Company's Board authorized the retirement of 17,073 shares of Class A Stock which had been held as treasury shares. The retired shares have the status of authorized but unissued stock and retain the classification of Class A Stock.


7.  Commitments and Contingencies

         a.  Operating Leases
         The Company leases laboratory and office space under an operating lease agreement. In 1997, the Company extended the lease agreement for a five-year period commencing in July 1998. The lease, as amended, provides for base rent plus additional rental charges for utilities, increases in taxes and operating expenses, as defined. The Company has a renewal option to extend the lease for an additional five years.

         The Company leases certain laboratory and office equipment under operating leases which expire at various times through 2000. Operating leases entered into with one lessor contain a negative covenant agreement which requires, among other things, that the Company maintain certain levels of minimum cash, net worth, and other financial ratios, as defined.

         At December 31, 1997, the future minimum noncancelable lease commitments under operating leases were as follows:

                  Laboratory and
 December 31,     Office Space     Equipment        Total
 ------------     --------------   ---------        -----
     1998         $2,697,900       $157,200      $2,855,100
     1999          2,697,900         59,800       2,757,700
     2000          2,857,000         52,200       2,909,200
     2001          2,936,500              0       2,936,500
     2002          2,936,500              0       2,936,500
  Thereafter       1,468,200              0       1,468,200
                 -----------       --------     -----------
                 $15,594,000       $269,200     $15,863,200
                 ===========       ========     ===========

                       REGENERON PHARMACEUTICALS, INC.
                   NOTES TO FINANCIAL STATEMENTS (Continued)


         Rent expense under operating leases was:


Year Ending       Laboratory and
December 31,      Office Space     Equipment        Total
------------      ------------     ---------        -----
   1997         $2,711,250         $459,027      $3,170,277
   1996          2,738,226          669,300       3,407,526
   1995          2,715,294          921,269       3,636,563

         b.  Capital Leases
         The Company leases equipment under noncancelable capital leases. Lease terms range from four to five years after which the Company is required to purchase the equipment at amounts defined by the agreements, or the leases will automatically be extended for one additional year at defined monthly payments. The leases, as amended, have various financial covenants which include minimum levels of liquid assets (as defined) of $30.0 million and tangible net worth (as defined) of $35.0 million.

         The Company has a leasing facility (the "Lease Line") which is available to finance equipment acquisitions and certain building improvements, as defined, (collectively, the "Equipment"). The Company may utilize the Lease Line in increments. Lease terms are for four years after which the Company is required to purchase the Equipment at defined amounts. Certain of the leases will be renewed for eight months at defined monthly payments after which the Company will own the Equipment. At December 1997, the Company had available approximately $0.3 million of the Lease Line.

         As of December 31, 1997, minimum rental payments under all capital leases, including payments to acquire leased equipment, were as follows:

                                                        Minimum
Year Ending December 31,                            Rental Payments
------------------------                            ---------------
         1998                                        $ 2,060,145
         1999                                          1,102,212
         2000                                          1,064,354
         2001                                            146,643
                                                     -----------
                                                       4,373,354
Less, amounts representing interest                     (526,232)
                                                     -----------
Present value of net minimum capital lease payments  $ 3,847,122
                                                     ===========

         Leased equipment and building improvements in property, plant, and equipment was approximately $18.3 million and $17.5 million at December 31, 1997 and 1996, respectively; related accumulated depreciation was approximately $14.7 million and $12.0 million for the same respective periods.

         c.   Note Payable
         The Company borrowed $2.0 million from the New York State Urban Development Corporation ("NYS UDC"). The terms of the note provide for monthly payments of principal and interest through December 2014. Outstanding borrowings accrue interest at an effective interest rate of approximately 6.3%. The note is collateralized by a first mortgage on the Company's land, building, and improvements in Rensselaer, New York (book value at December 31, 1997 was approximately $28.7 million). The note also has various financial covenants which include a minimum ratio of current assets over current liabilities, as defined, and a minimum level of tangible net worth, as defined, of $35.0 million. In addition, the Company is not permitted to declare or pay dividends to its stockholders. The provisions of the note require the Company to meet certain defined levels of employment; otherwise, the interest rate on outstanding borrowings will increase to 2.0% above the prime rate (as defined) until the defined levels of employment are attained. As of January 1, 1997 and 1998, the Company had not met the defined levels of employment and, accordingly, the interest rate charged on outstanding borrowings was scheduled to increase to 2.0% above the prime rate effective March 1, 1997. However, the NYS UDC waived such increase for the fiscal year 1997. The Company has requested a waiver for 1998. The estimated fair value of the Company's note payable to the NYS UDC at December 31, 1997 was approximately $2.1 million. The fair value was estimated based on the current rate offered to the Company for debt with similar terms.

                       REGENERON PHARMACEUTICALS, INC.
                   NOTES TO FINANCIAL STATEMENTS (Continued)


         Principal payments under the note during each of the next five years, and thereafter, are as follows:

                1998          $   73,298
                1999              70,128
                2000              68,064
                2001              67,042
                2002              67,037
          Thereafter           1,402,514
                              ----------
                              $1,748,083
                              ==========

         d.  Research Collaboration and Licensing Agreements
         As part of the Company's research and development efforts, the Company enters into research collaboration and licensing agreements ("Agreements") with related and unrelated scientific collaborators, universities, or consultants (collectively, the "Scientists"). These

Agreements contain varying terms and provisions which include fees to be paid by the Company, services to be provided by the Scientists, and ownership rights to certain proprietary technology developed under the Agreements. Some of the Agreements contain provisions which require the Company to pay royalties to the Scientists, as defined, in the event the Company sells or licenses any proprietary products developed under the respective Agreements.

         Certain Agreements, where the Company is required to pay fees, provide for the Company, upon 30 to 90-day written notice, to terminate such Agreements. During the three years ended December 31, 1997, the Company incurred expenses related to these Agreements of approximately $0.3 million, $0.5 million, and $0.5 million, respectively.

         e.  Deferred Compensation
         The Company has entered into compensation agreements with certain employees and outside consultants. These agreements require the Company to make certain payments in the future, as defined by the respective agreements. The Company provides for such expenditures over the employment/service period. Such accrual amounted to approximately $0.4 million at both December 31, 1997 and 1996.

8.  Collaboration Agreements

         a.  Amgen Inc.
         In August 1990, the Company entered into a collaboration agreement (the "Amgen Agreement") with Amgen Inc. ("Amgen") to develop and attempt to commercialize two proprietary products (BDNF and NT-3, individually the "Product," collectively the "Products"). The Amgen Agreement, among other things, provides for Amgen to fund defined amounts ("Minimum Annual Funding") of development costs of the Products and for Amgen and the Company to form a partnership ("Amgen-Regeneron Partners" or the "Partnership") to complete the development and to commercialize the Products after a defined level of development has occurred. In June 1993, the Partnership commenced operations, with Amgen and the Company holding equal ownership interests (subject to adjustment for any future inequities in capital contributions, as defined). The Partnership is the exclusive distributor of Products in the United States, and Amgen has received a license from the Company to market the Products outside the United States and outside Japan and certain Pacific Rim countries. The Company accounts for its investment in the Partnership in accordance with the equity method of accounting. Since the Partnership's inception, the Company has contributed capital to the Partnership of approximately $45.2 million. In 1997, 1996, and 1995, the Company recognized its share of the Partnership net loss in the amounts of approximately $3.4 million, $14.3 million, and $13.8 million, respectively, which represents 50% of the total Partnership net loss, after first allocating certain defined amounts to Amgen ($2.5 million for 1995), as defined in the Partnership agreement. As of December 31, 1997, the Company continues to be an equal partner in the Partnership.

         Payments from Amgen with respect to its Minimum Annual Funding obligation and from the Partnership in connection with services provided to the Partnership, are recognized as contract research and development revenue as earned. Such revenue for the years ended December 31, 1997, 1996, and 1995 totaled approximately $1.5 million, $5.8 million, and $7.8 million, respectively. Contract research and development payments received in advance are deferred and recognized as revenue when the related services are performed. In addition, the Amgen Agreement contains a provision whereby the Company will receive defined amounts ("Research Progress Payments") from Amgen when each Product reaches certain levels of development.

         Selected financial data of the Partnership as of December 31, 1997 and 1996, and for the years ended December 31, 1997, 1996 and 1995, are as follows:
                                     F-13

                       REGENERON PHARMACEUTICALS, INC.
                   NOTES TO FINANCIAL STATEMENTS (Continued)

   Balance Sheet Data
                                                                                 1997                      1996
                                                                                 ----                      ----
               Cash                                                           $2,552,000                $14,640,000
               Accounts  payable and accrued  expenses  due to
                   partners  (1)                                               1,824,000                 12,230,000
               Partners' capital accounts
                        Amgen                                                    364,000                  1,205,000
                        The Company                                              364,000                  1,205,000

               (1) Includes approximately $0.4 million due the Company at December 31, 1997 and 1996.


   Statement of Operations Data
                                                                      1997                 1996                   1995
                                                                      ----                 ----                   ----
                   Total revenue                                   $310,000               $750,000               $387,000
                   Total expenses (2)                            (7,116,000)           (29,250,000)           (30,497,000)
                                                                -----------           ------------           ------------
                   Net loss                                     ($6,806,000)          ($28,500,000)          ($30,110,000)
                                                                ===========           ============           ============

               (2) Includes approximately $1.5 million, $5.8 million, and $7.0 million related to services provided by the Company for the years ended December 31, 1997, 1996, and 1995, respectively.

         During 1990, Amgen purchased 767,656 shares of Series D convertible preferred stock for $15.0 million. Such shares converted into 788,766 shares of Class A Stock in April 1991 at the time of the Company's initial public offering. During April 1996, Amgen purchased from the Company 3 million shares of Common Stock and 700,000 warrants for $48.0 million. The warrants have an exercise price of $16 per share, are fully exercisable, expire on April 15, 2001, and are subject to anti-dilution provisions, and other defined adjustments.

         b.  Sumitomo Pharmaceuticals Company, Ltd.
         In June 1994, the Company entered into a research and development agreement with Sumitomo Pharmaceuticals Company, Ltd. ("Sumitomo Pharmaceuticals") to collaborate in the research and development of BDNF in Japan. Sumitomo Pharmaceuticals paid the Company $13.0 million in June 1994 and agreed to pay $3.0 million annually on each January 1 from 1995 to 1998 (inclusive) for research payments. The research payments from Sumitomo

Pharmaceuticals are recognized as contract research and development revenue over a twelve month period. The Company recognized contract research and development revenue with respect to research payments of approximately $3.0 million, $3.0 million, and $8.4 million for the years ended December 31, 1997, 1996, and 1995, respectively. Research payments from Sumitomo Pharmaceuticals that are received in advance are deferred and recognized as revenue when the related services are performed. At December 31, 1997 and 1996, there were $3.0 million of such amounts. In addition, Sumitomo Pharmaceuticals reimburses the Company for its activities in developing manufacturing processes for BDNF and supplying BDNF and other research materials to Sumitomo Pharmaceuticals ("manufacturing payments"). Such manufacturing payments, which are included in contract research and development revenue, totaled approximately $7.6 million, $8.5 million, and $7.0 million in 1997, 1996, and 1995, respectively.

         During 1989, Sumitomo Chemical Co., Ltd., an affiliate of Sumitomo Pharmaceuticals, entered into a stock purchase agreement whereby it purchased, for $4.4 million, 885,062 shares of Class C Preferred Stock. Such shares converted into 909,401 shares of Class A Stock in April 1991 at the time of the Company's initial public offering.

         c.  Glaxo Wellcome plc
         During 1993, the Company entered into a collaborative research agreement with Glaxo Wellcome plc ("Glaxo"). Products that are developed by the joint efforts of Glaxo and the Company will be commercialized by one or more equally owned joint ventures. Glaxo also purchased 500,000 shares of the Company's Common Stock at a price of $20 per share.

                       REGENERON PHARMACEUTICALS, INC.
                   NOTES TO FINANCIAL STATEMENTS (Continued)


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

         In addition during June, 1996, Medtronic purchased from the Company 460,500 shares of Common Stock and 107,400 warrants for $10.0 million. The warrants have an exercise price of $21.72 per share, are fully exercisable, expire on June 26, 2001, and are subject to anti-dilution provisions and other defined adjustments.

         e.  The Procter & Gamble Company
         During December 1996, the Company entered into a collaboration agreement with Procter & Gamble Pharmaceuticals, Inc. ("P&G Pharmaceuticals") to jointly discover and develop therapeutics ("compound") for muscle diseases and disorders (the "1996 Agreement"). As part of the 1996 Agreement, P&G Pharmaceuticals agreed to provide, for a minimum of three years, minimum annual research funding to the Company of $3.75 million. At December 31, 1996, deferred revenue-current portion included $0.9 million of prepaid research funding. P&G Pharmaceuticals had the option to fund additional amounts and had the right to terminate the agreement after three years. As of December 31, 1997, there was no prepaid research funding. In the event that a compound is discovered and developed to certain defined levels (but not before the third anniversary of the agreement), P&G Pharmaceuticals and the Company had agreed to negotiate, in good faith, an agreement whereby they would jointly complete the development and commercialization of the compound. In addition, during December 1996, the Company and P&G Pharmaceuticals entered into a Stock Purchase Agreement whereby P&G Pharmaceuticals paid $10.0 million in December 1996 and in March 1997 received 800,000 shares of restricted Common Stock.

         In May 1997, the Company entered into a ten-year multi-project collaboration agreement with The Procter & Gamble Company ("P&G") to discover, develop, and commercialize pharmaceutical products (the "P&G Agreement"), as well as a securities purchase agreement and other agreements. P&G agreed over the first five years of the various agreements to purchase up to $60.0 million in Regeneron equity and provide up to $94.7 million in support of Regeneron's research efforts related to the collaboration. In June 1997, P&G completed the purchase of 4.35 million shares of the Company's Common Stock at $9.87 per share for a total of $42.9 million and received five year warrants to purchase an additional 1.45 million shares of the Company's stock at $9.87 per share. The P&G Agreement expanded and superceded the 1996 Agreement.

         During the second five years of the P&G Agreement, the companies will share all research costs equally. Clinical testing and commercialization expenses for jointly developed products will be shared equally throughout the ten years of the collaboration. P&G will have rights to the Company's current technology (other than certain neurotrophic factors and cytokines), which is expected to have application in cardiovascular, bone, muscle, arthritis, and other disease areas. P&G will also have rights to new technology developed by the Company as a result of the collaboration. The companies expect jointly to develop and market worldwide any products resulting from the collaboration and share equally in profits. Either company may terminate the P&G Agreement at the end of five years with at least one year prior notice or earlier in the event of default.

         In September 1997, the Company and P&G amended the P&G Agreement to include AXOKINE(TM) second generation ciliary neurotrophic factor and related molecules, and agreed initially to develop AXOKINE to treat obesity associated with Type II diabetes. P&G agreed to pay the Company as much as $15.0 million in additional funding, partly subject to achieving certain milestones related to AXOKINE. The Company received $2.5 million in September 1997 and an additional $2.5 million in December 1997 upon the achievement of defined milestones. Such amounts are included in research progress payments in 1997.

         Contract research and development revenue related to the P&G Agreement was $5.2 million in 1997. At December 31, 1997, the P&G contract research revenue receivable was $2.4 million.

                       REGENERON PHARMACEUTICALS, INC.
                   NOTES TO FINANCIAL STATEMENTS (Continued)


9.    Manufacturing Agreement

         During 1995, the Company entered into a long-term manufacturing agreement with Merck & Co., Inc. (the "Merck Agreement") to produce an intermediate (the "Intermediate") for a Merck pediatric vaccine at the Company's Rensselaer, New York facility. The Company agreed to modify portions of its facility for manufacture of the Intermediate and to assist Merck in securing regulatory approval for such manufacture in the Company's facility. Once the facility is able to produce Intermediate, the Merck Agreement calls for the Company to manufacture Intermediate for Merck for six years (the "Production Period"), with certain minimum order quantities each year. The Merck Agreement is expected to extend into 2004 and may be terminated at any time by Merck upon the payment by Merck of a termination fee.

         Merck agreed to reimburse the Company for the capital costs to modify the facility ("Capital Costs") and for the cost of Company activities performed on behalf of Merck prior to the Production Period ("Internal Costs"). Merck also agreed to pay an annual facility fee (the "Facility Fee") of $1.0 million beginning March 1995, subject to annual adjustment for inflation. During the Production Period, Merck agreed to reimburse the Company for certain manufacturing costs and pay the Company a variable fee based on the quantity of Intermediate supplied to Merck. These payments are recognized as contract manufacturing revenue as follows: (i) payments for Internal Costs are recognized as the activities are performed, (ii) the Facility Fee is recognized over the period to which it relates, (iii) payments for Capital Costs are being deferred and will be recognized over the Production Period, and (iv) payments related to the manufacture of Intermediate during the Production Period will be recognized as Intermediate is accepted by Merck.

         For the years ended December 31, 1997, 1996, and 1995, contract manufacturing revenue includes approximately $1.1 million, $1.0 million, and $0.8 million of Facility Fee, respectively, and $3.4 million, $1.4 million, and $0.3 million of Internal Costs, respectively. At December 31, 1997 and 1996, deferred revenue-current portion included $0.2 million of Facility Fee and deferred revenue-long-term portion included $14.8 million and $13.3 million of Capital Costs, respectively.


10.  Incentive and Stock Purchase Plans


         a.  Long-Term Incentive Plan
         During 1990, the Company established the Regeneron Pharmaceuticals, Inc. 1990 Long-Term Incentive Plan ("Incentive Plan"). The Incentive Plan, as amended, provides for a maximum of 5,400,000 shares of Common Stock for awards. Salaried employees who are officers or who are employed in an executive, administrative, or professional capacity, and nonemployees, including consultants and members of the Scientific Advisory Board or Board of Directors, may receive awards as determined by a committee of independent directors ("Committee"). Awards generally vest on a pro rata basis over a three or five year period and have a term of ten years. The awards under the Incentive Plan include: (a) Restricted Share Rights, (b) Incentive Stock Rights, (c) Stock Options, (d) Stock Appreciation Rights, and (e) Performance Unit Rights.

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

                       REGENERON PHARMACEUTICALS, INC.
                   NOTES TO FINANCIAL STATEMENTS (Continued)

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

         Transactions involving stock option awards during 1995, 1996, and 1997 are summarized in the table below. Option exercise prices were equal to the market price of the Company's Common Stock on the date of grant. The total number of options exercisable at December 31, 1995, 1996, and 1997 was 635,233, 943,118, and 1,496,149, respectively, with weighted average exercise prices of $8.57, $7.45, and $7.37, respectively. As of December 31, 1997, shares available for future grants amounted to 1,397,849 .

                                                                            Number of           Weighted Average
                                                                             Shares             Exercise Price
                                                                             ------             ----------------

    Stock options outstanding at December 31, 1994                         2,009,673                 $6.36

    1995:    Stock options granted                                           852,744                 $5.26
                 Stock options canceled                                     (117,340)                $4.48
                 Stock options exercised                                     (73,300)                $4.22
                                                                           ----------
                 Stock options outstanding at December 31, 1995            2,671,777                 $6.15

    1996:    Stock options granted                                           658,827                $13.14
                 Stock options canceled                                     (198,643)               $11.17
                 Stock options exercised                                    (210,094)                $6.46
                                                                           ----------
                 Stock options outstanding at December 31, 1996            2,921,867                 $7.36

    1997:    Stock options granted  (1)                                    1,016,310                $10.65
                 Stock options canceled  (1)                                (225,150)               $12.80
                 Stock options exercised                                     (96,591)                $4.85
                                                                           ----------
                 Stock options outstanding at December 31, 1997            3,616,436                 $8.00
                                                                           ==========

     (1) On February 1, 1997, certain Company employees who had previously been granted 110,550 stock options on January 1, 1997 under the Incentive Plan at an exercise price of $15.625 per share (the fair market value on the date of grant) received new grants which canceled their prior grants and awarded the same number of options on the same vesting schedule that governed their original grants at an exercise price of $9.50 per share (the fair market value on the date of the repricing). The repricing program was determined, in accordance with the terms of the Incentive Plan, by the Committee.


         The following table summarizes stock option information as of December 31, 1997:

                                        Options Outstanding                                 Options Exercisable
                                        -------------------                                 -------------------
                                          Weighted Average
      Range of Exercise        Number        Remaining          Weighted Average        Number       Weighted Average
            Prices          Outstanding   Contractual Life       Exercise Price       Exercisable     Exercise Price
            ------          -----------   ----------------       --------------       -----------     --------------

      $3.00 to $4.25          1,407,277         6.6                   $4.01                815,428         $4.06
      $4.38 to $10.25           993,944         7.9                   $8.06                232,652         $6.77
      $10.38 to $15.50        1,118,083         7.7                  $12.14                396,563        $13.20
      $15.56 to $23.06           97,132         6.7                  $17.66                 51,506        $17.76
                              ---------                                                  ---------
      $3.00 to $23.06         3,616,436         7.3                   $8.00              1,496,149         $7.37
                              =========                                                  =========

         The following table summarizes the pro forma operating results of the Company had compensation costs for the Incentive Plan been determined in accordance with the fair value based method of accounting for stock based compensation as prescribed by SFAS No. 123. Since option grants awarded during 1997, 1996, and 1995 vest over several years and

                       REGENERON PHARMACEUTICALS, INC.
                   NOTES TO FINANCIAL STATEMENTS (Continued)

additional awards are expected to be issued in the future, the pro forma results shown below are not likely to be representative of the effects on future years of the application of the fair value based method.

                                            1997                  1996                  1995
                                            ----                  ----                  ----

  Pro forma net loss                    ($15,637,837)         ($35,368,272)         ($24,700,788)
                                        =============         =============         =============
  Pro forma net loss per share,
  basic and diluted                           ($0.54)               ($1.40)               ($1.22)
                                        =============         =============         =============

         For the purpose of the above pro forma calculation, the fair value of each option granted from the Incentive Plan during 1997, 1996, and 1995 was estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average fair value of the options granted during 1997, 1996, and

1995 was $7.84, $9.67, and $3.94, respectively. The following assumptions were used in computing the fair value of option grants during 1997, 1996, and 1995: expected volatility of 85%, expected lives of 3 years after vesting, and zero dividend yield for 1997, 1996 and 1995; risk-free interest rates of 5.79%-6.47% in 1997, 5.46%-6.92% in 1996, and 5.53%-7.15% in 1995.

         b.  Executive Stock Purchase Plan
         In 1989, the Company adopted an Executive Stock Purchase Plan (the "Plan") under which 1,027,500 shares of Class A Stock were reserved for restricted stock awards. The Plan provides for the compensation committee of the Board of Directors to award employees, directors, consultants, and other individuals ("Plan participants") who render service to the Company the right to purchase Class A Stock at a price set by the compensation committee. The Plan provides for the vesting of shares as determined by the compensation committee and, should the Company's relationship with a Plan participant terminate before all shares are vested, unvested shares will be repurchased by the Company at a price per share equal to the original amount paid by the Plan participant. During 1989 and 1990, a total of 983,254 shares were issued and as of December 31, 1997, there were 44,246 shares available for future grants under the Plan.

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

         The tax effect of temporary differences, net operating loss carry-forwards, and research and experimental tax credit carry-forwards as of December 31, 1997 and 1996 was as follows:

                                                                        1997              1996
                                                                        ----              ----

        Deferred tax assets
          Net operating loss carry-forward                           $60,209,000      $53,390,000
          Fixed assets                                                 1,848,000        2,261,000
          Deferred revenue                                             6,195,000        7,957,000
          Research and experimental tax credit carry-forward           4,800,000        4,501,000
          Other                                                        1,268,000        1,265,000
          Valuation allowance                                        (74,320,000)     (69,374,000)

                                                                     ------------     ------------
                                                                              --               --
                                                                     ============     ============

         As of December 31, 1997, the Company had available for tax purposes unused net operating loss carry-forwards of approximately $145.4 million which will expire in various years from 2003 to 2012. The Company's research and experimental tax credit carry-forwards expire in various years from 2003 to 2012.

                       REGENERON PHARMACEUTICALS, INC.
                   NOTES TO FINANCIAL STATEMENTS (Continued)


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

         The Company, from time to time, has been subject to legal claims arising in connection with its business. While the ultimate results of the claims cannot be predicted with certainty, at December 31, 1997, there were no asserted claims against the Company which, in the opinion of management, if adversely decided, would have a material adverse effect on the Company's financial position and results of operations.


14.   Net Loss  Per Share

The Company's basic net loss per share amounts have been computed by dividing net loss by the weighted average number of Common and Class A shares outstanding. For the years ended December 31, 1997, 1996, and 1995, the Company reported net losses and, therefore, no common stock equivalents were included in the computation of diluted net loss per share since such inclusion would have been antidilutive. The calculations of basic and diluted loss per share are as follows:


                                            Net Loss                         Shares                        Per Share
                                           (Numerator)                   (Denominator)                      Amount
                                           -----------                   -------------                      ------

1997:
       Basic and Diluted                  ($11,578,865)                    28,702,075                       ($0.40)

1996:
       Basic and Diluted                  ($32,423,778)                    24,463,516                       ($1.33)

1995:
       Basic and Diluted                  ($23,507,274)                    19,768,466                       ($1.19)



Options and warrants which have been excluded from the diluted per share amounts because their effect would have been antidilutive include the following:



                                             1997                          1996                          1995
                                             ----                          ----                          ----



                                                Weighted                      Weighted                       Weighted
                                                 Average                       Average                       Average
                                 Number      Exercise Price     Number     Exercise Price     Number      Exercise Price
                                 ------      --------------     ------     --------------     ------      --------------
Options and warrants with
exercise prices below the
average fair market value
of the Company's Common Stock
for the respective year         3,737,724         $7.17        3,531,585        $8.78        2,158,764        $4.47

Options and warrants with
exercise prices above the
average fair market value
of the Company's Common Stock
for the respective year         2,136,112        $14.04          203,682       $19.85          513,013
                                ---------                        -------                       -------
                                                                                                             $13.13
                                5,873,836                      3,735,267                     2,671,777
                                =========                      =========                     =========


                           AMGEN-REGENERON PARTNERS

                             FINANCIAL STATEMENTS

                         Year ended December 31, 1997
                                     with
                        Report of Independent Auditors

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



The Partners
Amgen-Regeneron Partners


We have audited the accompanying balance sheets of Amgen-Regeneron Partners, a Delaware general partnership, as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amgen-Regeneron Partners at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.




Los Angeles, California
February 10, 1998

                           AMGEN-REGENERON PARTNERS

                                BALANCE SHEETS

                          December 31, 1997 and 1996

                                (In thousands)


                                                                                     1997              1996
                                                                                   --------           ------
                                   ASSETS

Total current assets - cash and cash equivalents...........................         $2,552            $14,640
                                                                                    ======            =======


                      LIABILITIES AND PARTNERS' CAPITAL

Total current liabilities - accounts payable and accrued
     expenses due to partners..............................................         $1,824            $12,230
                                                                                    ------            -------

Partners' capital:
     Capital Accounts A:
         Amgen    .........................................................            364              1,205
         Regeneron.........................................................            364              1,205
     Capital Account B - Amgen.............................................              -                  -
                                                                               -----------      -------------
              Total partners' capital......................................            728              2,410
                                                                                  --------          ---------

                  Total liabilities and partners' capital..................         $2,552            $14,640
                                                                                    ======            =======


                            See accompanying notes.

                           AMGEN-REGENERON PARTNERS

                           STATEMENTS OF OPERATIONS

                 Years ended December 31, 1997, 1996 and 1995

                                (In thousands)



                                                                     1997             1996              1995
                                                                    ------           ------            -----
Revenues:
     Interest income......................................         $    310         $     750       $      387
                                                                   --------         ---------       ----------

         Total revenues...................................              310               750              387
                                                                  ---------        ----------       ----------

Expenses:
     Research and development performed
         by partners......................................            7,078            29,069           30,363
     General and administrative...........................               38               181              134
                                                                 ----------       -----------      -----------

         Total expenses...................................            7,116            29,250           30,497
                                                                   --------         ---------        ---------

Net loss..................................................          $(6,806)         $(28,500)        $(30,110)
                                                                    =======          ========         ========


                            See accompanying notes.

                           AMGEN-REGENERON PARTNERS

                  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                 Years ended December 31, 1997, 1996 and 1995

                                (In thousands)


                                                       Amgen Capital                Regeneron Capital
                                                 ------------------------           -----------------
                                                   Account A       Account B              Account A
                                                   ---------       ---------              ---------
Balance at December 31, 1994.................     $   1,656     $        -               $   1,656

Capital contributions........................        13,422          2,500                  13,422

Net loss ....................................       (13,805)        (2,500)                (13,805)
                                                  ---------       --------               ---------

Balance at December 31, 1995.................         1,273              -                   1,273

Capital contributions........................        14,182              -                  14,182

Net loss ....................................       (14,250)             -                 (14,250)
                                                  ---------    ------------              ---------

Balance at December 31, 1996.................         1,205              -                   1,205

Capital contributions........................         2,562              -                   2,562

Net loss ....................................        (3,403)             -                  (3,403)
                                                 ----------    ------------             ----------

Balance at December 31, 1997.................    $      364    $         -              $      364
                                                 ==========    ===========              ==========

                            See accompanying notes.

                           AMGEN-REGENERON PARTNERS

                           STATEMENTS OF CASH FLOWS

                 Years ended December 31, 1997, 1996 and 1995

                                (In thousands)


                                                                       1997              1996                1995
                                                                   ----------        -----------          ----------
Cash flows from operating activities:
     Net loss ..............................................       $  (6,806)          $(28,500)            $(30,110)
     (Decrease) increase in accounts payable and
         accrued expenses...................................         (10,406)            (2,722)               7,895
                                                                   ----------        -----------          ----------

              Net cash used in operating activities.........         (17,212)           (31,222)             (22,215)

Cash flows from financing activities - capital
  contributions ...........................................
                                                                       5,124             28,364               29,344
                                                                  ----------          ---------            ---------

(Decrease) increase in cash and cash equivalents............         (12,088)            (2,858)               7,129

Cash and cash equivalents at beginning of period............          14,640             17,498               10,369
                                                                   ---------          ---------            ---------

Cash and cash equivalents at end of period..................       $   2,552           $ 14,640             $ 17,498
                                                                   =========           ========             ========


                            See accompanying notes.

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

         In January 1997, Amgen and Regeneron announced the Phase 3 clinical trial of BDNF did not demonstrate clinical efficacy in patients with amyotrophic lateral sclerosis ("ALS"), commonly known as Lou Gehrig's Disease. The trial was designed to evaluate the effects of subcutaneous delivery of BDNF for ALS. On behalf of the Partnership, Amgen and Regeneron continue to investigate intrathecal and subcutaneous delivery of BDNF for ALS.

         Under the Collaboration Agreement, Amgen will be primarily responsible for the manufacture and commercialization of the Products in the United States if successfully developed by the Partnership. Amgen's costs in connection with such activities will be reimbursed at agreed to rates. Unless terminated earlier, the Partnership will continue in effect, with respect to each Product, until the later of the expiration of the last United States patent of each Product or fifteen years from the date on which each Product was approved for sale in the United States.

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

     Cash equivalents

         The Partnership considers only those investments which are highly liquid, readily convertible to cash and which mature within three months of the date of purchase as cash equivalents. At December 31, 1997 and 1996, cash and cash equivalents consisted of a single interest bearing money market account.

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


2. Capital contributions, allocation of profits and losses and cash distributions

         Capital contributions are recorded in the Capital Account A of each partner, except for contributions related to the product development funding obligation discussed below. Capital Account A contributions are generally made quarterly in advance based upon capital calls made by the Committee pursuant to projected cash requirements of the Partnership. Cash distributions and profits or losses, except for that portion due to expenses related to the product development funding obligation, are allocated to each partner in proportion to their respective Capital Account A contributions.

         Prior to 1996, pursuant to Amgen's product development funding obligation to Regeneron under the Collaboration Agreement (Note 3), Amgen made stated quarterly cash contributions to the Partnership which were credited to Amgen's Capital Account B. Such funds were then used to satisfy the Partnership's obligation to Regeneron for performing specified research and development activities on behalf of the Partnership. The expenses related to such activities were allocated to Amgen's Capital Account B.


3.       Collaboration Agreement

         In August 1990, Amgen and Regeneron entered into a Collaboration Agreement to develop and commercialize BDNF and NT-3, compounds for which Regeneron possesses substantial scientific, technical and proprietary information. Each party has agreed to perform research and development on the Products under product development programs approved by the Committee. Upon Amgen's notification in writing to Regeneron that the preparation of an Investigational New Drug Application for each Product should commence, the licenses granted by the partners to the Partnership for the underlying technologies, discussed below, became effective on a Product-by-Product basis. Also, upon such notification, further research and development of the Products under the licenses became the obligation of the Partnership. These licenses grant the Partnership an exclusive, royalty-free right to develop, make, have made, use, sell and distribute each Product for human pharmaceutical use in the United States. The Partnership has, in turn, granted to Amgen and Regeneron exclusive, royalty-free sublicenses for the underlying technologies to the extent necessary to fulfill their obligations under the Collaboration Agreement. These sublicenses became effective at the same time the related licenses granted the Partnership became effective.

          Pursuant to the terms of the Collaboration Agreement, Amgen and Regeneron conduct certain research and development activities on behalf of the Partnership, including contracting with third parties to conduct clinical trials. Amgen also provides on behalf of the Partnership certain quantities of materials, primarily for clinical testing. Amgen and Regeneron are paid for such services and materials at amounts approved by the Committee. During the years ended December 31, 1997, 1996 and 1995, the Partnership incurred expenses (including accrued expenses) of $5,561,000, $23,191,000 and $23,392,000, respectively, from Amgen and $1,517,000, $5,878,000 and
$4,471,000, respectively, from Regeneron for such services and materials. These amounts are included in research and development expense in the accompanying statements of operations. In addition, certain other costs associated with the development of the Products have been incurred by the partners but not charged to the Partnership or reflected in the accompanying financial statements. At December 31, 1997, accounts payable and accrued expenses due to partners was composed of $616,000 of accounts payable and $851,000 of accrued clinical costs due to Amgen and $357,000 of accounts payable due to Regeneron. At December 31, 1996, accounts payable and accrued expenses due to partners was composed of $7,307,000 of accounts payable and $4,451,000 of accrued clinical costs due to Amgen and $472,000 of accounts payable due to Regeneron.

         The Collaboration Agreement obligated Amgen to fund a portion of the product development costs incurred by Regeneron at specified rates. This funding obligation of $2,500,000 per year for each Product terminated in August 1995. Payments were due quarterly in advance. The related amounts for each Product were paid by Amgen directly to Regeneron until the licenses with respect to the Products became effective. Thereafter, Amgen contributed such amounts to the Partnership, and the Partnership remitted the amounts to Regeneron in consideration of certain research and development activities performed by Regeneron on behalf of the Partnership. Research and development expense for the year ended December 31, 1995 included $2,500,000 of costs incurred under this funding obligation.

                            EXHIBIT INDEX
              -----------------------------------------
Exhibit
Number    Description
------    -----------

3.1  (a)  - Restated Certificate of Incorporation of Regeneron
          Pharmaceuticals, Inc. as at June 21, 1991.

3.2 - By-Laws of the Company, currently in effect (amended as of January 22, 1995).

10.1 (b)* - Technology Development Agreement dated as of March 20, 1989, between the Company and Sumitomo Chemical Company, Limited.

10.2 (b)* - Neurotrophic Factor Agreement (License Agreement) dated as of May 10, 1988, between the Company and Max Planck Institute fur Psychiatrie.

10.3 (b)* - Collaboration Agreement dated August 31, 1990, between the Company and Amgen Inc.

10.4 (b)  - 1990 Amended and Restated Long-Term Incentive Plan.

10.5 (c)* - License Agreement dated as of October 7, 1992, between the Company and The Regents of the University of California.

10.6 (d)* - Collaboration Agreement dated as of July 22, 1993, between the Company and Glaxo Group Limited.

10.7 (e)* - Research and Development Agreement dated as of June 2, 1994, between the Company and Sumitomo Pharmaceuticals Company, Ltd.

10.8 (f)* - Manufacturing Agreement dated as of September 18, 1995, between the Company and Merck & Co., Inc.

10.9 (g) - Stock and Warrant Purchase Agreement dated as of April 15, 1996, between the Company and Amgen Inc.

10.10(g) - Warrant Agreement dated as of April 15, 1996, between the Company and Amgen Inc.

10.11(g) - Registration Rights Agreement dated as of April 15, 1996, between the Company and Amgen Inc.

10.12(g) - Stock and Warrant Purchase Agreement dated as of June 27, 1996, between the Company and Medtronic, Inc.

10.13(g) - Warrant Agreement dated as of June 27, 1996, between the Company and Medtronic, Inc.

10.14(g)  - Registration Rights Agreement dated as of June 27, 1996, between the Company and Medtronic, Inc.

10.15(g) - Assignment and Assumption Agreement dated as of June 27, 1996, between the Company and Medtronic, Inc.

10.16(h) - Certificate of Amendment of the Restated Certificate of Incorporation of Regeneron Pharmaceuticals, Inc., as at October 18, 1996.

10.17(i) - Rights Agreement, dated as of September 20, 1996, between Regeneron Pharmaceuticals, Inc. and ChaseMellon Shareholder Services L.L.C., as Rights Agent, including the form of Rights Certificate as Exhibit B thereto.

10.18(j) - Stock Purchase Agreement dated as of December 11, 1996, between the Company and Procter & Gamble Pharmaceuticals, Inc.

10.19(j) - Registration Rights Agreement dated as of December 11, 1996, between the Company and Procter & Gamble Pharmaceuticals, Inc.

10.20(k) - Securities Purchase Agreement dated as of May 13, 1997, between the Company and The Procter & Gamble Company.

10.21(k) - Warrant Agreement dated as of May 13, 1997, between the Company and The Procter & Gamble Company.

10.22(k) - Registration Rights Agreement dated as of May 13, 1997, between the Company and The Procter & Gamble Company.

10.23(k)* - Multi-Project Collaboration Agreement dates as of May 13, 1997, between the Company and The Procter & Gamble Company.

10.24(l)* - First Amendment to the Multi-Project Collaboration Agreement dated May 13, 1997 between the Company and The Procter & Gamble Company, dated as of September 29, 1997.

10.25 - Employment Agreement, dated as of February 12, 1997 between the Company and Leonard S. Schleifer, M.D., Ph.D.

23.1      - Consent of Coopers & Lybrand L.L.P.

23.2      - Consent of Ernst & Young LLP, Independent Auditors.

24        - Power of Attorney.

27 - Financial Statement Data for year ending December 31, 1997, also Amended Financial Statement Data for quarters ending September 30, 1997, June 30, 1997 and March 31, 1997, for year ending December 31, 1996, and for quarters ending September 30, 1996 and June 30, 1996.
------------------------------------------------------------------------------
Description:

     (a) Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc. for the quarter ended June 30,1991, filed

          August 13, 1991.

     (b) Incorporated by reference from the Company's registration statement on Form S-1 (file number 33-39043).

     (c) Incorporated by reference from the Form 10-K for Regeneron Pharmaceuticals, Inc. for the fiscal year ended December 31, 1992, filed March 30, 1993.

     (d) Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc. for the quarter ended June 30,1993, filed July 22, 1993.

     (e) Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc. for the quarter ended September 30, 1994, filed November 14, 1994.

     (f) Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc. for the quarter ended September 30, 1995, filed November 14, 1995.

     (g) Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc. for the quarter ended June 30, 1996, filed August 14, 1996.

     (h) Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc. for the quarter ended September 30, 1996, filed November 5, 1996.

     (i) Incorporated by reference from the Form 8-A for Regeneron Pharmaceuticals, Inc. filed October 15, 1996.

     (j) Incorporated by reference from the Form 10-K for Regeneron Pharmaceuticals, Inc. for the fiscal year ended December 31, 1996, filed March 26, 1997.

     (k) Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc. for the quarter ended June 30, 1997, filed August 12, 1997.

     (l) Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc. for the quarter ended September 30, 1997, filed November 10, 1997.