Form 10-Q
period 1998-03-31
REGENERON PHARMACEUTICALS INC
filed 1998-05-14
CIK 872589

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                Form 10-Q

         (Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended   March 31, 1998
                                       --------------------   ------------

                                    OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from ____________ to ___________

         Commission File Number     0-19034
                                --------------

                     REGENERON PHARMACEUTICALS, INC.
        ---------------------------------------------------------
          (Exact name of registrant as specified in its charter)

                New York                              13-3444607
    ---------------------------------    -------------------------------------
     (State or other jurisdiction of      (I.R.S. Employer Identification No.)
     incorporation or organization)

        777 Old Saw Mill River Road
             Tarrytown, New York                            10591-6707
    ----------------------------------------              --------------
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

                                                           Yes X    No
                                                              ----     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 8, 1998:


         Class of Common Stock              Number of Shares
     -------------------------------        ------------------
     Class A Stock, $0.001 par value           27,110,100
     Common Stock, $0.001 par value             3,896,274

                       REGENERON PHARMACEUTICALS, INC.
                              Table of Contents
                                March 31, 1998



                                                                    Page Numbers


PART I     FINANCIAL INFORMATION


Item 1     Financial Statements

           Condensed balance sheets (unaudited) at March 31, 1998
           and December 31, 1997                                          3

           Condensed statements of operations (unaudited) for the three
           months ended March 31, 1998 and 1997                           4

           Condensed statement of stockholders' equity (unaudited) for
           three months ended March 31, 1998                              5

           Condensed statements of cash flows (unaudited) for the
           three months ended March 31, 1998 and 1997                     6

           Notes to condensed financial statements                        7-9

Item 2     Management's Discussion and Analysis of  Financial Condition
           and Results of Operations                                      10-17


PART II    OTHER INFORMATION

Item 6     Exhibits and Reports on Form 8-K                               18

SIGNATURE PAGE                                                            19


Exhibit 27        Financial data schedule

PART I.  FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

REGENERON PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS AT MARCH 31, 1998 AND DECEMBER 31, 1997
(Unaudited) (In thousands, except share data)

                                                                                            March 31,             December 31,
                                                   ASSETS                                     1998                    1997
                                                                                              ----                    ----
Current assets
    Cash and cash equivalents                                                                   $19,258                  $28,921
    Marketable securities                                                                        65,813                   63,602
    Receivable due from The Procter & Gamble Company                                              2,306                    2,403
    Receivable due from Merck & Co., Inc.                                                         1,896                    1,707
    Receivable due from Amgen-Regeneron Partners                                                    429                      356
    Receivable due from Sumitomo Pharmaceuticals Company, Ltd.                                                             2,115
    Prepaid expenses and other current assets                                                     1,204                      536
                                                                                         ---------------         ----------------
       Total current assets                                                                      90,906                   99,640

Marketable securities                                                                            37,401                   35,518
Investment in Amgen-Regeneron Partners                                                              707                      364
Property, plant and equipment, at cost, net of accumulated depreciation
    and amortization                                                                             32,200                   32,713
Other assets                                                                                        218                      145
                                                                                         ---------------         ----------------
       Total assets                                                                            $161,432                 $168,380
                                                                                         ===============         ================

                                    LIABILITIES and STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable and accrued expenses                                                        $3,683                   $4,663
    Capital lease obligations, current portion                                                    1,284                    1,770
    Note payable, current portion                                                                    73                       73
    Deferred revenue, current portion                                                             2,431                    4,182
                                                                                         ---------------         ----------------
       Total current liabilities                                                                  7,471                   10,688

Capital lease obligations                                                                         1,813                    2,077
Note payable                                                                                      1,658                    1,675
Other liabilities                                                                                   252                      242

Deferred revenue                                                                                 14,802                   14,801

Commitments and contingencies

Stockholders' equity
    Preferred stock, $.01 par value; 30,000,000 shares authorized; issued and outstanding - none
    Class A Stock, convertible, $.001 par value;
    40,000,000 shares authorized;
         4,024,870 shares issued and outstanding in 1998
         4,117,540 shares issued and outstanding in 1997                                              4                        4
   Common Stock, $.001 par value; 60,000,000 shares authorized;
        26,968,234 shares issued and outstanding in 1998
        26,804,941 shares issued and outstanding in 1997                                             27                       27
    Additional paid-in capital                                                                  308,426                  308,109
    Unearned compensation                                                                          (630)                    (720)
    Accumulated deficit                                                                        (172,437)                (168,608)
    Accumulated other comprehensive income                                                           46                       85
                                                                                         ---------------         ----------------
       Total stockholders' equity                                                               135,436                  138,897
                                                                                         ---------------         ----------------
       Total liabilities and stockholders' equity                                              $161,432                 $168,380
                                                                                         ===============         ================



The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)


                                                 Three months ended March 31,
                                              1998                        1997
                                              ----                        ----

Revenues
      Contract research and development      $4,574                      $4,238
      Contract manufacturing                  1,886                         696
      Investment income                       1,790                       1,279
                                              -----                       -----
                                              8,250                       6,213
                                              -----                       -----


Expenses
      Research and development                8,150                       7,076
      Loss in Amgen-Regeneron Partners          687                       1,700
      General and administrative              1,384                       1,464
      Depreciation and amortization             869                       1,201
      Contract manufacturing                    868                         493
      Interest                                  121                         208
                                             ------                      ------
                                             12,079                      12,142
                                             ------                      ------
Net loss                                    ($3,829)                    ($5,929)
                                            ========                    ========
Net loss per share, basic and diluted        ($0.12)                     ($0.23)
                                             =======                     =======

   The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
For the three months ended March  31, 1998
(In thousands)

                                                                                                         Additional
                                                                                                          Paid-in
                                                   Class A Stock                  Common Stock             Capital
                                                   -------------                  ------------            ----------
                                                Shares        Amount         Shares          Amount
                                                ------        ------         ------          ------

     Balance, December 31, 1997                  4,118        $    4         26,805         $    27        $308,109

Amortization of unearned compensation
Issuance of Common Stock in connection
     with exercise of stock options                                              71                             317
Conversion of Class A Stock to
     Common Stock                                  (93)                          93
Net loss
Change in net unrealized gain
     on marketable securities

                                                ------        -------        ------         -------        --------
     Balance, March 31, 1998                     4,025        $     4        26,969         $    27        $308,426
                                                ======        =======        ======         =======        ========

                                                                         Accumulated         Total
                                         Unearned      Accumulated   Other Comprehensive  Stockholders'    Comprehensive
                                       Compensation      Deficit            Income           Equity             Loss
                                       ------------    -----------   -------------------  ------------     -------------
     Balance, December 31, 1997             ($720)       ($168,608)       $      85        $ 138,897


Amortization of unearned compensation          90                                                 90
Issuance of Common Stock in connection
Conversion of Class A Stock to
     with exercise of stock options                                                              317
     Common Stock
Net loss                                                    (3,829)                           (3,829)      ($  3,829)
Change in net unrealized gain
     on marketable securities                                                   (39)             (39)            (39)

                                            ------       ----------       ---------        ---------       ---------
     Balance, March 31, 1998                ($630)       ($172,437)       $      46        $ 135,436       ($  3,868)
                                            ======       ==========       =========        =========       =========


   The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
Increase (Decrease) in Cash and Cash Equivalents
(In thousands)

                                                                                           Three months ended March 31,
                                                                                           1998                     1997
                                                                                           ----                     ----

Cash flows from operating activities
   Net loss                                                                              ($3,829)                 ($5,929)
                                                                                         --------                 --------
   Adjustments to reconcile net loss to net cash
     used in operating activities
      Loss in Amgen-Regeneron Partners                                                       687                    1,700
      Depreciation and amortization                                                          869                    1,201
      Stock issued in consideration for services rendered                                     90                       90
      Changes in assets and liabilities
        Decrease in amounts due from The Procter & Gamble Company                             97
        Decrease  in amounts due from Sumitomo Pharmaceuticals Co., Ltd.                   2,115
        (Increase) decrease in amounts due from Merck & Co., Ltd.                           (189)                   1,022
        Increase in amounts due from Amgen-Regeneron Partners                                (73)
        Increase in investment in Amgen-Regeneron Partners                                (1,030)                      (9)
        (Increase) decrease in prepaid expenses and other assets                            (741)                      85
        Decrease in deferred revenue                                                      (1,750)                  (1,280)
        Decrease in accounts payable, accrued expenses,
          and other liabilities                                                             (452)                    (240)
                                                                                          -------                  -------
                 Total adjustments                                                          (377)                   2,569
                                                                                          -------                  -------
          Net cash used in operating activities                                           (4,206)                  (3,360)
                                                                                          -------                  -------
Cash flows from investing activities
   Purchases of marketable securities                                                    (26,475)                 (20,562)
   Sales of marketable securities                                                         22,342                   19,593
   Capital expenditures                                                                     (874)                  (1,184)
                                                                                         --------                 --------
          Net cash used in investing activities                                           (5,007)                  (2,153)
                                                                                         --------                 --------


Cash flows from financing activities
   Net proceeds from the issuance of stock                                                   317                      107
   Principal payments on note payable                                                        (17)                     (19)
   Capital lease payments                                                                   (750)                  (1,136)
                                                                                         --------                 --------
          Net cash used in financing activities                                             (450)                  (1,048)
                                                                                         --------                 --------

          Net decrease in cash and cash equivalents                                       (9,663)                  (6,561)
                                                                                         --------                 --------

Cash and cash equivalents at beginning of period                                          28,921                   34,475
                                                                                         -------                  -------

          Cash and cash equivalents at end of period                                     $19,258                  $27,914
                                                                                         =======                  =======

   The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(In thousands, except per share data)


1.       Interim Financial Statements

         The interim Condensed Financial Statements of Regeneron Pharmaceuticals, Inc. (the "Company") have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures necessary for a presentation of the Company's financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company's financial position, results of operation, and cash flows for such periods. The results of operations for any interim periods are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


2.       Statement of Cash Flows

         Supplemental disclosure of noncash investing and financing activities:

         Capital lease obligations of $250 were incurred during the first three months of 1997, when the Company leased new equipment. No such obligations were incurred for the three months ended March 31, 1998.

         Included in accounts payable and accrued expenses at March 31, 1998 and December 31, 1997 were approximately $117 and $635 of capital expenditures, respectively. Included in accounts payable and accrued expenses at March 31, 1997 and December 31, 1996 were approximately $104 and $800, respectively, of accrued capital expenditures.


3.       Accounts Payable and Accrued Expenses

         Accounts payable and accrued expenses as of March 31, 1998 and December 31, 1997 consist of the following:

                                        March 31,   December 31,
                                          1998         1997
                                        ---------   ------------
Accounts payable                        $1,763       $2,947

Accrued payroll and related costs          973          654
Accrued clinical trial expense             320          320
Accrued expenses, other                    350          392
Deferred compensation                      277          350
                                        ------       ------
                                        $3,683       $4,663
                                        ======       ======

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(In thousands, except per share data)


4.       Net Loss per Share

         The Company's basic net loss per share amounts have been computed by dividing net loss by the weighted average number of Common and Class A shares outstanding. For the three months ended March 31, 1998 and 1997, the Company reported net losses and, therefore, no common stock equivalents were included in the computation of diluted net loss per share since such inclusion would have been antidilutive. The calculations of basic and diluted net loss per share are as follows:

                     Net Loss          Shares      Per Share
                    (Numerator)     (Denominator)   Amount
                    -----------     -------------   ------
1998:
      Basic and       ($3,829)        30,932       ($  0.12)
      Diluted

1997:
      Basic and       ($5,929)        25,799       ($  0.23)
      Diluted



         Options and warrants, which have been excluded from the diluted per share amounts because their effect would have been antidilutive, include the following:

                                                        Three Months Ended March 31,
                                                    ----------------------------------
                                                     1998                           1997
                                           ---------------------------    ----------------------------
                                           Weighted        Weighted       Weighted         Weighted
                                           Average         Average        Average          Average

                                           Number       Exercise Price    Number       Exercise Price
                                           ------       --------------   --------      --------------
Options and warrants with
exercise prices below the average
fair market value of the
Company's common stock for
the respective period                      1,848             $ 4.61        3,753            $  7.07

Options and warrants with
exercise prices above the average
fair market value of the
Company's common stock for
the respective period                      4,433             $11.72        1,665             $15.09
                                           -----                           -----
                                           6,281                           5,418
                                           =====                           =====

                                      8

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(In thousands, except per share data)


5.       Adoption of Statement of Financial Accounting Standard No. 130

         The Company has adopted Statement of Financial Accounting Standard No. 130, Reporting Comprehensive Income ("SFAS No. 130"). Comprehensive loss represents the change in net assets of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss of the Company includes net loss adjusted for the change in net unrealized gain or loss on marketable securities. The net effect of income taxes on comprehensive loss is immaterial. The disclosures required by SFAS No. 130 for the three months ended March 31, 1998 have been included in the Statement of Stockholders' Equity. For the three months ended March 31, 1998 and 1997, the components of comprehensive loss were:

                                                                        1998              1997
                                                                        ----              ----
                                                                             (in thousands)


         Net Loss                                                      $(3,829)          $(5,929)
         Change in net unrealized gain on marketable securities            (39)             (157)
                                                                       -------           -------

                  Total comprehensive loss                             $(3,868)          $(6,086)
                                                                       ========          ========

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

         Regeneron is a leader in the application of molecular and cell biology to discover novel potential therapeutics for human medical conditions and is seeking to develop and commercialize these discoveries. The Company is applying its technological expertise in protein growth factors, their receptors, and their mechanisms of action to the discovery and development of protein-based drugs and orally active, small molecule drugs.

         The Company is pursuing research and development programs in the following areas:

             o AXOKINE(R), a second generation ciliary neurotrophic
               factor, for the treatment of obesity (and diseases related to obesity such as Type II diabetes),

             o AXOKINE for the treatment of retinitis pigmentosa and other retinal diseases,

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

             o Protein antagonists for cytokines such as interleukin-4
               ("IL-4") and interleukin-6 ("IL-6") as potential treatment of inflammatory diseases, allergic disorders, and cancer,

             o Noggin, a naturally occurring protein, for potential use in treating abnormal bone formation and related diseases and conditions,

             o Muscle atrophy, based on a receptor (called MuSK) of the tyrosine kinases type that is specifically expressed in skeletal muscle and a protein ligand (agrin) for this receptor, and

             o Research programs to discover orally active, small
               molecule-based drugs, some of which may mimic or antagonize protein- or receptor-based drug candidates that the Company is developing.

         Discussion of First Quarter 1998 Activities. In the first quarter of 1998, the Company continued to develop AXOKINE under the Company's collaboration agreement ("the Procter & Gamble Agreement") with The Procter and Gamble Company ("Procter & Gamble"). Subject to completion of planned preclinical and related development activities and regulatory review, the Company expects that an Investigational New Drug application will be filed with the United States Food and Drug Administration (the "FDA") by the end of 1998 or in early 1999 pursuant to which clinical studies of AXOKINE for obesity and related conditions, including Type II diabetes, would begin. The Company and Procter & Gamble also continued to collaborate in research and development in the fields of angiogenesis, bone growth, and muscle injury and atrophy, as well as small molecule (orally active) drugs. The majority of the Company's scientific resources are devoted to its collaborative activities with Procter & Gamble.

         The Company continued independently to develop AXOKINE for use in treating degenerative retinal diseases. The Company is collaborating with academic investigators, government agencies, and private foundations in the development of AXOKINE for retinal disease. Subject to completion of appropriate preclinical experiments and regulatory approval, the Company plans to commence a Phase I clinical study of AXOKINE to treat retinitis pigmentosa in late 1998 or early 1999.

         During the first quarter of 1998, the Company continued to develop independent of any corporate collaboration its proprietary cytokine traps for the potential treatment of inflammatory disease, asthma, cancer, and rheumatoid arthritis. In addition, the Company continued to conduct research with Pharmacopeia, Inc. and Glaxo Wellcome plc in the area of small molecule (orally active) drugs.

         During the first quarter of 1998, Amgen-Regeneron Partners, the partnership equally owned by Regeneron and Amgen Inc. ("Amgen"), continued to develop brain derived neurotrophic factor ("BDNF") and neurotrophin-3 (NT-3"). BDNF is currently being developed by Amgen-Regeneron Partners for potential use in treating amyotrophic lateral sclerosis ("ALS," commonly known as Lou Gehrig's disease) through two routes of administration: intrathecal (infusion into the spinal fluid through an implanted pump) and subcutaneous (injection under the skin). An intrathecal study in ALS patients is ongoing. Subcutaneous studies conducted by Regeneron on behalf of the partnership began in the first quarter of 1998. The subcutaneous studies are based on an analysis of the Amgen-Regeneron Partners' Phase III trial of BDNF for ALS that was completed in 1996. That trial failed to achieve its predetermined end points, but subsequent analyses indicated that a retrospectively-defined subset of ALS patients in the trial may have received a survival benefit from BDNF treatment.

         In March 1998, Sumitomo Pharmaceuticals Co., Ltd. ("Sumitomo Pharmaceuticals"), the Company's collaborator in the development of BDNF in Japan, began a Phase I safety assessment of BDNF delivered subcutaneously to normal volunteers. Sumitomo Pharmaceuticals is initially developing BDNF to treat ALS.

         Amgen-Regeneron Partners' clinical development of NT-3 is currently focused on enteric neuropathies (constipating conditions). The enteric nervous system is a complex collection of nerves that control the function of the gastrointestinal system, including gastrointestinal motility. Regeneron, on behalf of Amgen-Regeneron Partners, plans to commence by mid-1998, the first of a series of small clinical studies of NT-3 in enteric neuropathies. The initial study includes patients suffering from severe idiopathic constipation. Later studies may be in patients who suffer from constipation associated with Parkinson's disease, spinal cord injury, use of opiate pain-killers, and other conditions.

         No assurance can be given that extended administration of BDNF or NT-3 will be safe or effective. The treatment of ALS has been shown, in a number of clinical settings using a variety of treatment modalities (including Amgen-Regeneron Partners' earlier clinical studies), to present significant difficulties. The design of an ALS clinical study presents special difficulties and risks, as do the facts that ALS is a progressive disease that afflicts individual patients differently and other ALS treatments are approved or have been or are currently being tested, creating the possibility that patients in any BDNF study may also receive other therapeutics during all or part of the BDNF trial. The treatment of various constipating conditions may present additional clinical trial risks in light of the complex and not wholly understood mechanisms of action that lead to the conditions, the concurrent use of other drugs to treat the underlying illnesses as well as the gastrointestinal condition, the potential difficulty of designing and achieving significant clinical end points, and other factors. No assurance can be given that these or any other studies of BDNF or NT-3 will be successful or that BDNF or NT-3 will be commercialized.

         Substantial risk is inherent in the research, development, and commercialization of drugs. In addition, in each of the areas of the Company's independent and collaborative activities, other companies and entities are actively pursuing competitive paths toward similar objectives. The results of the Company's and its collaborators' past activities in connection with the research and development of AXOKINE, cytokine traps, angiopoietins, abnormal bone growth, muscle atrophy, small molecules, BDNF, and NT-3 do not necessarily predict the results or success of current or future activities including, but not limited to, any additional preclinical or clinical studies. The Company cannot predict whether, when, or under what conditions any of its research or product candidates, including without limitation AXOKINE, BDNF, or NT-3, will be shown to be safe or effective to treat any human condition or be approved for marketing by any regulatory agency. The delay or failure of current or future studies to demonstrate the safety or efficacy of the Company's product candidates to treat human conditions or to be approved for marketing could have a material adverse impact on the Company.

         To date, Regeneron has not received any revenues from the commercial sale of products and may never receive such revenues. Before such revenues can be realized, the Company (or its collaborators) must overcome a number of hurdles which include successfully completing its research and development efforts and obtaining regulatory approval from the FDA or regulatory authorities in other countries. In addition, the biotechnology and pharmaceutical industries are rapidly evolving and highly competitive, and new developments may render the Company's products and technologies noncompetitive and obsolete.

         From inception on January 8, 1988 through March 31, 1998, Regeneron had a cumulative loss of $172.4 million. In the absence of revenues from commercial product sales or other sources (the amount, timing, nature, or source of which cannot be predicted), the Company's losses will continue as the Company conducts its research and development activities. The Company's activities may expand over time and may require additional resources, and the Company's operating losses may be substantial over at least the next several years. The Company's losses may fluctuate from quarter to quarter and will depend, among other factors, on the timing of certain expenses and on the progress of the Company's research and development efforts.


Results of Operations

         Three months ended March 31,1998 and 1997. The Company's total revenue increased to $8.3 million for the first quarter of 1998 from $6.2 million for the same period in 1997. Contract research and development revenue increased to $4.6 million for the first quarter of 1998 from $4.2 million for the same period in 1997, as higher revenue related to the P&G Agreement more than offset a decrease in revenue from Amgen-Regeneron Partners and Sumitomo Pharmaceuticals. Contract manufacturing revenue related to the long-term manufacturing agreement (the "Merck Agreement") with Merck & Co., Inc. ("Merck") increased to $1.9 million for the first quarter of 1998 compared to $0.7 million for the same period in 1997 as a result of increased activity in preparation for manufacturing a product for Merck at the Company's Rensselaer facility. Investment income in the first quarter of 1998 increased to $1.8 million from $1.3 million for the same period in 1997, due mainly to higher levels of interest-bearing investments resulting primarily from the proceeds of a private placement of equity securities with Procter & Gamble in June 1997.

         The Company's total operating expenses were $12.1 million in the first quarters of both 1998 and 1997. Research and development expenses increased to $8.2 million in the first quarter of 1998 from $7.1 million for the same period in 1997, primarily as a result of additional employees and increased activity in the Company's preclinical and clinical research programs. Loss in Amgen-Regeneron Partners decreased to $0.7 million in the first quarter of 1998 from $1.7 million for the same period in 1997, as the level of clinical trial activity declined. Research and development expenses (including loss in Amgen-Regeneron Partners) were approximately 73% of total operating expenses in the first quarter of 1998, compared to 72% for the same period in 1997.

         General and administrative expenses decreased slightly to $1.4 million in the first quarter 1998 from $1.5 million for the same period in 1997. Depreciation and amortization expense decreased to $0.9 million in the first quarter of 1998 from $1.2 million in the first quarter of 1997, as certain laboratory equipment became fully depreciated. Contract manufacturing expenses, which are direct expenses related to the Merck Agreement and are reimbursed by Merck, increased to $0.9 million in the first quarter of 1998 from $0.5 million in the same period of 1997, primarily from increased manufacturing support by Company personnel. Interest expense decreased to $0.1 million from $0.2 million in the first quarters of 1998 and 1997, respectively, as the amount of outstanding obligations in connection with capital leases declined.

         The Company's net loss for the first quarter of 1998 was $3.8 million, or $0.12 per share (basic and diluted), compared to a net loss of $5.9 million, or $0.23 per share (basic and diluted), for the same period in 1997.


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

         In May 1997, the Company and Procter & Gamble entered into the P&G

Agreement. Procter & Gamble agreed over the first five years of the P&G Agreement to purchase up to $60.0 million in Regeneron equity (of which $42.9 was purchased in June 1997) and provide up to $94.7 million in support of Regeneron's research efforts related to the collaboration. During the second five years of the P&G Agreement, the companies will share all research costs equally. Clinical testing and commercialization expenses for jointly developed products will be shared equally throughout the ten years of the collaboration. The companies expect jointly to develop and market worldwide any products resulting from the collaboration and share equally in profits. Either company may terminate the P&G Agreement at the end of five years with at least one year prior notice or earlier in the event of a default (as defined in the P&G Agreement). In September 1997, the Company and Procter & Gamble expanded the P&G Agreement to include AXOKINE and related molecules (delivered systemically), and agreed to develop AXOKINE initially to treat obesity associated with Type II diabetes. Procter & Gamble agreed to reimburse the Company for certain research and development costs and pay as much as $15.0 million in additional funding, partly subject to achieving certain milestones related to AXOKINE. Of the $15.0 million, $5.0 million was paid in 1997 and an additional $5.0 million is expected in 1998.

         In connection with the Company's agreement to collaborate with Sumitomo Pharmaceuticals in the research and development of BDNF in Japan, the Company continues to be reimbursed in connection with supplying Sumitomo Pharmaceuticals with BDNF for preclinical and clinical use. The Company expects to receive a $5.0 million milestone payment during 1998 in connection with the start of Sumitomo's Phase I clinical study of BDNF.

         The Company's activities relating to BDNF and NT-3, as agreed upon by Amgen and Regeneron, are being reimbursed by Amgen-Regeneron Partners, and the Company recognizes such reimbursement as revenue. The funding of Amgen-Regeneron Partners is through capital contributions from Amgen and Regeneron, who must make equal payments in order to maintain equal ownership and equal sharing of any profits or losses from the partnership. The Company has made capital contributions totaling approximately $45.2 million to Amgen-Regeneron Partners from the partnership's inception in June 1993 through December 31, 1997. The Company expects that its capital contributions in 1998 will total $5.7 million for the full year, of which $2.4 million has been funded through May 1998. These contributions could increase or decrease, depending upon the cost of Amgen-Regeneron Partners' conducting additional BDNF and NT-3 studies and the outcomes of those and other ongoing studies.

         From its inception in January 1988 through March 31, 1998, the Company invested approximately $56.7 million in property, plant, and equipment. This includes $16.8 million to acquire and renovate the Rensselaer facility and $14.1 million of completed construction at the facility related to the Merck Agreement. In connection with the purchase and renovation of the Rensselaer facility, the Company obtained financing of $2.0 million from the New York State Urban Development Corporation, of which $1.7 million is outstanding. Under the terms of such financing, the Company is not permitted to declare or pay dividends to its stockholders.

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

         As of March 31, 1998, the Company had no established banking arrangements through which it could obtain short-term financing or a line of credit. Additional funds may be raised through, among other things, the issuance of additional securities, other financing arrangements, and future collaboration agreements. No assurance can be given that additional financing will be available or, if available, that it will be available on acceptable terms. In addition, the Company estimates that through mid-2002 it could receive additional payments from Procter & Gamble in the form of research funding, milestones, and equity purchases of as much as $100 million or more.

         At March 31, 1998, the Company had $122.5 million in cash, cash equivalents, and marketable securities. The Company expects to incur substantial funding requirements for, among other things, research and development activities (including preclinical and clinical testing), validation of manufacturing facilities, and the acquisition of equipment. The Company expects to incur ongoing funding requirements for capital contributions to Amgen-Regeneron Partners to support the continued development and clinical trials of BDNF and NT-3. The amount needed to fund operations will also depend on other factors, including the status of competitive products, the success of the Company's research and development programs, the status of patents and other intellectual property rights developments, and the continuation, extent, and success of any collaborative research programs (including those with Amgen and Procter & Gamble). The Company believes that its existing capital resources will enable it to meet operating needs for at least several years. No assurance can be given that there will be no change in projected revenues or expenses that would lead to the Company's capital being consumed significantly before such time.


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


         The Company is evaluating the need to modify its computer systems and software to properly handle information and transactions relating to the year 2000. Presently the Company believes that with modifications to some existing software, the year 2000 issue can be mitigated. The Company plans to complete the year 2000 project not later than December 31, 1998, and does not expect the cost of such modifications to be material.

PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits

                  27       Financial Data Schedule


(b)      Reports

                  No reports on Form 8-K were filed by the registrant during the quarter ended March 31, 1998.

                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       Regeneron Pharmaceuticals, Inc.


Date:    May 8, 1998              By:       /s/ Murray A. Goldberg
     --------------------------      ---------------------------------
                                      Murray A. Goldberg
                                      Vice President, Finance & Administration,
                                      Chief Financial Officer, and Treasurer