Form 10-Q
period 1998-09-30
REGENERON PHARMACEUTICALS INC
filed 1998-11-05
CIK 872589

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

         (Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1998

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from               to

         Commission File Number 0-19034

                        REGENERON PHARMACEUTICALS, INC.
                        -------------------------------
            (Exact name of registrant as specified in its charter)

               New York                                 13-3444607
               --------                                 ----------
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)

         777 Old Saw Mill River Road
             Tarrytown, New York                          10591-6707
             -------------------                          ----------
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

                                                              Yes X   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 30, 1998:

               Class of Common Stock                  Number of Shares
               ---------------------                  ----------------
          Class A Stock, $0.001 par value                 3,631,986
          Common Stock, $0.001 par value                 27,383,018

                        REGENERON PHARMACEUTICALS, INC.
                               Table of Contents
                              September 30, 1998

                                                                   Page Numbers
                                                                   ------------

PART I   FINANCIAL INFORMATION

Item 1   Financial Statements

         Condensed balance sheets (unaudited) at September 30, 1998
         and December 31, 1997                                                3

         Condensed statements of operations (unaudited) for the three
         months and nine months ended September 30, 1998 and 1997             4

         Condensed statement of stockholders' equity (unaudited) for the
         nine months ended September 30, 1998                                 5

         Condensed statements of cash flows (unaudited) for the
         three months and nine months ended September 30, 1998 and 1997       6

         Notes to condensed financial statements                           7-11

Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        12-21


PART II  OTHER INFORMATION

Item 6   Exhibits and Reports on Form 8-K                                    22


SIGNATURE PAGE                                                               23

Exhibit 27   Financial data schedule

PART I.  FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

REGENERON PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS AT SEPTEMBER 30, 1998 AND DECEMBER 31, 1997 (Unaudited) (In thousands, except share data)

                                                                                 September 30,   December 31,
                               ASSETS                                                 1998           1997
                                                                                   ---------      ---------
Current assets
    Cash and cash equivalents                                                      $  22,594      $  28,921
    Marketable securities                                                             59,993         63,602
    Receivable due from The Procter & Gamble Company                                   2,536          2,403
    Receivable due from Merck & Co., Inc.                                              2,072          1,707
    Receivable due from Amgen-Regeneron Partners                                         727            356
    Receivable due from Sumitomo Pharmaceuticals Co., Ltd.                                66          2,115
    Prepaid expenses and other current assets                                          1,229            536
                                                                                   ---------      ---------
       Total current assets                                                           89,217         99,640

Marketable securities                                                                 37,791         35,518
Investment in Amgen-Regeneron Partners                                                 2,631            364
Property, plant and equipment, at cost, net of accumulated depreciation
    and amortization                                                                  32,646         32,713
Other assets                                                                             154            145
                                                                                   ---------      ---------
       Total assets                                                                $ 162,439      $ 168,380
                                                                                   =========      =========

                          LIABILITIES and STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable and accrued expenses                                          $   4,395      $   4,663
    Deferred revenue, current portion                                                  3,429          4,182
    Capital lease obligations, current portion                                         1,739          1,770
    Note payable, current portion                                                         65             73
                                                                                   ---------      ---------
       Total current liabilities                                                       9,628         10,688

Deferred revenue                                                                      12,996         14,801
Capital lease obligations                                                              1,064          2,077
Note payable                                                                           1,626          1,675
Other liabilities                                                                        272            242


Stockholders' equity
    Preferred stock, $.01 par value; 30,000,000 shares authorized; issued and outstanding - none
    Class A Stock, convertible, $.001 par value; 40,000,000 shares authorized;
        3,631,986 shares issued and outstanding in 1998
        4,117,540 shares issued and outstanding in 1997                                    4              4
    Common Stock, $.001 par value; 60,000,000 shares authorized;
        27,382,858 shares issued and outstanding in 1998
        26,804,941 shares issued and outstanding in 1997                                  27             27
    Additional paid-in capital                                                       308,547        308,109
    Unearned compensation                                                               (450)          (720)
    Accumulated deficit                                                             (171,692)      (168,608)
    Accumulated other comprehensive income                                               417             85
                                                                                   ---------      ---------
       Total stockholders' equity                                                    136,853        138,897
                                                                                   ---------      ---------
       Total liabilities and stockholders' equity                                  $ 162,439      $ 168,380
                                                                                   =========      =========


   The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

                                             Three months ended September 30,     Nine months ended September 30,
                                                  1998              1997              1998              1997
                                                --------          --------          --------          --------
Revenues
      Contract research and development         $  3,983          $  3,277          $ 14,759          $ 11,892
      Research progress payments                   4,500             2,500             9,500             2,500
      Contract manufacturing                       2,326             1,304             6,493             2,859
      Investment income                            1,757             1,792             5,259             4,452
                                                --------          --------          --------          --------
                                                  12,566             8,873            36,011            21,703
                                                --------          --------          --------          --------

Expenses
      Research and development                     9,891             6,803            27,095            20,760
      Loss in Amgen-Regeneron Partners               678               655             1,551             2,834
      General and administrative                   1,323             1,428             4,400             4,580
      Depreciation and amortization                  681               970             2,330             3,336
      Contract manufacturing                       1,286               750             3,389             1,719
      Interest                                       102               174               330               580
                                                --------          --------          --------          --------
                                                  13,961            10,780            39,095            33,809
                                                --------          --------          --------          --------

Net loss                                        ($ 1,395)         ($ 1,907)         ($ 3,084)         ($12,106)
                                                ========          ========          ========          ========

Net loss per share, basic and diluted           ($  0.04)         ($  0.06)         ($  0.10)         ($  0.43)
                                                ========          ========          ========          ========

   The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
For the nine months ended September 30, 1998
(In thousands)

                                              Class A Stock              Common Stock           Additional
                                            -------------------       --------------------        Paid-in          Unearned
                                            Shares       Amount       Shares        Amount        Capital        Compensation
                                            ------       ------       ------        ------      ----------       ------------

     Balance, December 31, 1997              4,118       $    4       26,805        $   27       $ 308,109          ($720)

Amortization of unearned compensation                                                                                 270
Issuance of Common Stock in connection
     with exercise of stock options                                       92                           438
Conversion of Class A Stock to
     Common Stock                             (486)                      486
Net loss
Change in net unrealized gain
     on marketable securities
                                            ---------------------------------------------------------------------------------
     Balance, September 30, 1998             3,632       $    4       27,383        $   27       $ 308,547          ($450)
                                            =================================================================================


                                                                Accumulated           Total
                                         Accumulated        Other Comprehensive     Stockholders'     Comprehensive
                                           Deficit                Income              Equity              Loss
                                         -----------        -------------------     ------------      -------------
     Balance, December 31, 1997          ($168,608)               $   85             $138,897

Amortization of unearned compensation                                                     270
Issuance of Common Stock in connection
     with exercise of stock options                                                       438
Conversion of Class A Stock to
     Common Stock                           (3,084)                                    (3,084)           ($3,084)
Net loss
Change in net unrealized gain
     on marketable securities                                        332                  332                332
                                         -------------------------------------------------------------------------
     Balance, September 30, 1998         ($171,692)               $  417             $136,853            ($2,752)
                                         =========================================================================

   The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
Increase (Decrease) in Cash and Cash Equivalents
(In thousands)

                                                                          Nine months ended September 30,
                                                                                1998           1997
                                                                              --------       --------
Cash flows from operating activities
   Net loss                                                                   ($ 3,084)      ($12,106)
                                                                              --------       --------
   Adjustments to reconcile net loss to net cash
     used in operating activities
      Loss in Amgen-Regeneron Partners                                           1,551          2,834
      Depreciation and amortization                                              2,330          3,336
      Stock issued in consideration for services rendered                          270            270
      Changes in assets and liabilities
        Increase in amounts due from The Procter & Gamble Company                 (133)          (958)
        (Increase) decrease in amounts due from Merck & Co., Inc.                 (365)           313
        (Increase) decrease in amounts due from Amgen-Regeneron Partners          (371)           115
        Decrease in amounts due from Sumitomo Pharmaceuticals Co., Ltd.          2,049            815
        Increase in investment in Amgen-Regeneron Partners                      (3,818)        (2,037)
        Increase in prepaid expenses and other assets                             (702)           (33)
        Decrease in deferred revenue                                            (2,558)        (1,964)
        Increase in accounts payable, accrued expenses,
          and other liabilities                                                    330            190
                                                                              --------       --------
                 Total adjustments                                              (1,417)         2,881
                                                                              --------       --------
          Net cash used in operating activities                                 (4,501)        (9,225)
                                                                              --------       --------

Cash flows from investing activities
   Purchases of marketable securities                                          (74,108)       (72,941)
   Sales of marketable securities                                               75,776         48,941
   Capital expenditures                                                         (2,380)        (1,480)
                                                                              --------       --------
          Net cash used in investing activities                                   (712)       (25,480)
                                                                              --------       --------

Cash flows from financing activities
   Net proceeds from the issuance of stock                                         438         43,337
   Principal payments on note payable                                              (57)           (58)
   Capital lease payments                                                       (1,495)        (2,761)
                                                                              --------       --------
          Net cash (used in) provided by financing activities                   (1,114)        40,518
                                                                              --------       --------

          Net (decrease) increase in cash and cash equivalents                  (6,327)         5,813
                                                                              --------       --------

Cash and cash equivalents at beginning of period                                28,921         34,475
                                                                              --------       --------

          Cash and cash equivalents at end of period                           $22,594        $40,288
                                                                              ========       ========

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

2.   Statement of Cash Flows

     Supplemental disclosure of noncash investing and financing activities:

     Capital lease obligations of $451 and $812 were incurred during the first nine months of 1998 and 1997, respectively, when the Company leased new equipment.

     Included in accounts payable and accrued expenses at September 30, 1998 and December 31, 1997 were approximately $67 and $635, respectively, of accrued capital expenditures. Included in accounts payable and accrued expenses at September 30, 1997 and December 31, 1996 were approximately $417 and $788, respectively, of accrued capital expenditures.

3.   Accounts Payable and Accrued Expenses

     Accounts payable and accrued expenses as of September 30, 1998 and December 31, 1997 consist of the following:

                                       September 30,    December 31,
                                           1998            1997
                                          ------          ------
     Accounts payable                     $1,715          $2,947
     Accrued payroll and related costs     1,191             654
     Accrued expenses, other               1,202             712
     Deferred compensation                   287             350
                                          ------          ------
                                          $4,395          $4,663
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

     Selected income statement data of the Partnership for the three and nine months ended September 30, 1998 and 1997 are as follows:

                            Three months                      Nine months
                         Ended September 30,              Ended September 30,
                         -------------------              -------------------
                           1998        1997                 1998        1997
                         -------     -------              -------     -------
     Total revenues       $  110      $   79               $  193      $  266
     Total expenses       (1,465)     (1,388)              (3,294)     (5,934)
                         -------     -------              -------     -------

     Net loss            ($1,355)    ($1,309)             ($3,101)    ($5,668)
                         =======     =======              =======     =======


     In October 1998, the Company made a capital contribution of $1,349 to the Partnership.

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(In thousands, except per share data)

5.   Per Share Data

     The Company's basic net loss per share amounts have been computed by dividing net loss by the weighted average number of Common and Class A shares outstanding. For the three months and nine months ended September 30, 1998 and 1997, the Company reported net losses; therefore, no common stock equivalents were included in the computation of diluted net loss per share, since such inclusion would have been antidilutive. The calculations of basic and diluted net loss per share are as follows:

                                          Three Months Ended September 30,
     -------------------------------------------------------------------------
                                     Net Loss         Shares         Per Share
                                    (Numerator)    (Denominator)       Amount
                                    -----------    -------------       ------
     1998:
           Basic and Diluted          ($1,395)         31,014        ($  0.04)

     1997:
           Basic and Diluted          ($1,907)         30,895        ($  0.06)
     -------------------------------------------------------------------------

     Options and warrants which have been excluded from the diluted per share amounts because their effect would have been anti-dilutive include the following:

                                        Three Months Ended September 30,
     ---------------------------------------------------------------------------
                                       1998                     1997
                             ------------------------  -------------------------
                             Weighted     Weighted     Weighted      Weighted
                              Average      Average      Average       Average
                              Number   Exercise Price   Number    Exercise Price
                             -------   ----- --------  -------    --------------
     Options and warrants
     with exercise prices
     below the average fair
     market value of the
     Company's common stock
     for the respective
     period                    1,898         $4.70       2,179            $5.17

     Options and warrants
     with exercise prices
     above the average fair
     market value of the
     Company's common stock
     for the respective
     period                    4,592        $11.60       3,652           $12.31
                               -----                     -----
              Total            6,490                     5,831
                               =====                     =====
     ---------------------------------------------------------------------------

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(In thousands, except per share data)

5.   Per Share Data (continued)

                                          Nine Months Ended September 30,
     -------------------------------------------------------------------------
                                     Net Loss         Shares         Per Share
                                    (Numerator)    (Denominator)       Amount
                                    -----------    -------------       ------
     1998:
           Basic and Diluted         ($ 3,084)         30,983         ($0.10)

     1997:
           Basic and Diluted         ($12,106)         27,962         ($0.43)
     -------------------------------------------------------------------------

     Options and warrants which have been excluded from the diluted per share amounts because their effect would have been anti-dilutive include the following:


                                        Nine Months Ended September 30,
     ---------------------------------------------------------------------------
                                       1998                     1997
                             ------------------------  -------------------------
                             Weighted     Weighted     Weighted      Weighted
                              Average      Average      Average       Average
                              Number   Exercise Price   Number    Exercise Price
                             -------   ----- --------  -------    --------------

     Options and warrants
     with exercise prices
     below the average fair
     market value of the
     Company's common stock
     for the respective
     period                     1,968        $4.77        2,192        $ 5.12

     Options and warrants
     with exercise prices
     above the average fair
     market value of the
     Company's common stock
     for the respective
     period                     4,458       $11.71        2,581        $16.71
                                -----                     -----
                  Total         6,426                     4,773
                                =====                     =====
     ---------------------------------------------------------------------------

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(In thousands, except per share data)

6.   Adoption of Statement of Financial Accounting Standards No. 130

     The Company has adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130"). Comprehensive loss represents the change in net assets of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss of the Company includes net loss adjusted for the change in net unrealized gain or loss on marketable securities. The net effect of income taxes on comprehensive loss is immaterial. The disclosures required by SFAS No. 130 for the nine months ended September 30, 1998 have been included in the Statement of Stockholders' Equity. For the nine months ended September 30, 1998 and 1997, the components of comprehensive loss were:

                                                              1998       1997
                                                            --------   --------
     Net loss                                                ($3,084)  ($12,106)
     Change in net unrealized gain on marketable securities      332       (193)
                                                            --------   --------
          Total comprehensive loss                           ($2,752)  ($12,299)
                                                            ========   ========


7.   Impact of the Future Adoption of Recently Issued Accounting Standard

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

         Discussion of Third Quarter 1998 Activities. In the third quarter of 1998, the Company continued to develop AXOKINE under the Company's collaboration agreement ("the P&G Agreement") with The Procter and Gamble Company ("Procter & Gamble"). The Company and Procter & Gamble plan to file an Investigational New Drug application ("IND") with the United States Food and Drug Administration ("FDA") in early 1999 in order to conduct early stage clinical studies of AXOKINE for the treatment of obesity associated with Type II diabetes and possibly for uncomplicated obesity. No assurance can be made regarding the timing or nature of such IND in light of the need successfully to complete substantial preclinical development activities, the timing of which is partially not in the control of the Company or Procter & Gamble, before filing an IND. In addition, no assurance can be made regarding the timing, nature, or result of any clinical trial of AXOKINE. AXOKINE has never been administered to people. Its safety and efficacy in the treatment of any condition have not been established and can not be predicted. Previous clinical studies of ciliary neurotrophic factor ("CNTF"), the parent molecule of AXOKINE, resulted in the creation of antibodies and adverse events (side effects) in patients, including weight loss, cough, nausea, malaise, and others. While certain aspects of the development of AXOKINE by the Company and Procter & Gamble have focused on attempting to avoid or minimize antibody production or adverse events, no assurance may be given that these problems will be avoided or minimized or that they will not lead to the failure, delay, or additional difficulty in conducting AXOKINE clinical trials.

         The Company and Procter & Gamble also continued to collaborate in research and development in the fields of angiogenesis, bone growth, and muscle injury and atrophy, as well as small molecule (orally active) drugs. The majority of the Company's scientific resources are devoted to its collaborative activities with Procter & Gamble.

         The Company continued independently to develop AXOKINE for use in treating degenerative retinal diseases. The Company is collaborating with academic investigators, government agencies, and private foundations in the development of AXOKINE for retinal disease. Subject to completion of appropriate preclinical experiments and regulatory approval, the Company plans to commence a Phase I clinical study of AXOKINE to treat retinitis pigmentosa in 1999. In July 1998, the Company and Medtronic, Inc. terminated their 1996 collaborative development agreement to conduct an exploratory research program using Medtronic delivery systems to deliver AXOKINE to the central nervous system, initially as a potential treatment for Huntington's disease, due to obstacles in formulation and delivery.

         During the third quarter of 1998, the Company continued to develop independent of any corporate collaboration its proprietary cytokine traps for the potential treatment of inflammatory disease, asthma, cancer, and rheumatoid arthritis. In addition, the Company continued to conduct research with Pharmacopeia, Inc. and Glaxo Wellcome plc in the area of small molecule (orally active) drugs.

         During the third quarter of 1998, Amgen-Regeneron Partners, the partnership equally owned by Regeneron and Amgen Inc. ("Amgen"), continued to develop BDNF and NT-3. BDNF is currently being developed by Amgen-Regeneron Partners for potential use in treating ALS through two routes of administration: intrathecal (infusion into the spinal fluid through an implanted pump) and subcutaneous (injection under the skin). Amgen, on behalf of Amgen-Regeneron Partners, has completed a Phase I safety study and started a Phase II clinical trial of BDNF delivered intrathecally. Subcutaneous studies conducted by Regeneron on behalf of the partnership began in the first quarter of 1998. The subcutaneous studies are based on an analysis of the Amgen-Regeneron Partners Phase III trial of BDNF for ALS that was completed in 1996. That trial failed to achieve its predetermined end points, but subsequent analyses indicated that a retrospectively-defined subset of ALS patients in the trial may have received a survival benefit from BDNF treatment.

         The Company and Sumitomo Pharmaceuticals Co., Ltd. ("Sumitomo Pharmaceuticals") are collaborating in the development of BDNF in Japan, initially for the treatment of ALS. In March 1998, Sumitomo Pharmaceuticals initiated a Phase I clinical trial in Japan to assess the safety of BDNF delivered subcutaneously to normal volunteers. In August 1998, Sumitomo Pharmaceuticals signed a license agreement for the development of BDNF in Japan. Pursuant to the license agreement, Sumitomo Pharmaceuticals made a $5.0 million research progress payment to Regeneron in August 1998 and will make additional payments upon the achievement of specified milestones. Sumitomo Pharmaceuticals will also pay a royalty on sales of BDNF in Japan.

         Amgen-Regeneron Partners' clinical development of NT-3 is currently focused on enteric neuropathies (constipating conditions). The enteric nervous system is a complex collection of nerves that control the function of the gastrointestinal system, including gastrointestinal motility. In June 1998, Regeneron, on behalf of Amgen-Regeneron Partners, began the first of a series of small clinical studies of NT-3 in enteric neuropathies. The initial study included patients suffering from severe idiopathic constipation. Additional studies have begun in patients who suffer from constipation associated with Parkinson's disease and use of opiate pain-killers.

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

         From inception on January 8, 1988 through September 30, 1998, Regeneron had a cumulative loss of $171.7 million. In the absence of revenues from commercial product sales or other sources (the amount, timing, nature, or source of which cannot be predicted), the Company's losses will continue as the Company conducts its research and development activities. The Company's activities may expand over time and may require additional resources, and the Company's operating losses may be substantial over at least the next several years. The Company's losses may fluctuate from quarter to quarter and will depend, among other factors, on the timing of certain expenses and on the progress of the Company's research and development efforts.

Results of Operations

         Three months ended September 30, 1998 and 1997. The Company's total revenue increased to $12.6 million for the third quarter of 1998 from $8.9 million for the same period in 1997. Contract research and development revenue increased to $4.0 million for the third quarter of 1998 from $3.3 million for the same period in 1997, as higher revenue related to the P&G Agreement more than offset a decrease in revenue from Sumitomo Pharmaceuticals. In the third quarter of 1998, a research progress payment of $5.0 million (reduced by $0.5 million of Japanese withholding tax) was received from Sumitomo Pharmaceuticals related to the development of the Company's BDNF in Japan. A research progress payment of $2.5 million was received from Procter & Gamble in the third quarter of 1997 related to the P&G Agreement. Contract manufacturing revenue related to the long-term manufacturing agreement (the "Merck Agreement") with Merck & Co., Inc. ("Merck") increased to $2.3 million for the third quarter of 1998 compared to $1.3 million for the same period in 1997 as a result of increased activity in preparation for manufacturing a product for Merck at the Company's Rensselaer facility.

         The Company's total operating expenses increased to $14.0 million in the third quarter of 1998 from $10.8 million for the same period in 1997. Research and development expenses increased to $9.9 million in the third quarter of 1998 from $6.8 million for the same period in 1997, primarily as a result of additional employees and increased activity in the Company's preclinical and clinical research programs. Research and development expenses (including loss in Amgen-Regeneron Partners) were approximately 76% of total operating expenses in the third quarter of 1998, compared to 69% for the same period in 1997.

         General and administrative expenses decreased to $1.3 million in the third quarter of 1998 from $1.4 million for the same period of 1997. Depreciation and amortization expense decreased to $0.7 million in the third quarter of 1998 from $1.0 million in the third quarter of 1997, as certain laboratory equipment and leasehold improvements became fully depreciated. Contract manufacturing expenses, which are expenses directly related to the Merck Agreement and are reimbursed by Merck, increased to $1.3 million in the third quarter of 1998 from $0.8 million in the same period of 1997, primarily due to increased activity in preparation for manufacturing a product for Merck.

         The Company's net loss for the third quarter of 1998 was $1.4 million, or $0.04 per share (basic and diluted), compared to a net loss of $1.9 million, or $0.06 per share (basic and diluted), for the same period in 1997.

         Nine months ended September 30, 1998 and 1997. The Company's total revenue increased to $36.0 million for the nine months ended September 30, 1998 from $21.7 million for the same period in 1997. Contract research and development revenue increased to $14.8 million for the nine months ended September 30, 1998 from $11.9 million for the same period in 1997, as higher revenue related to the P&G Agreement more than offset a decrease in revenue from Sumitomo Pharmaceuticals. In 1998, research progress payments of $9.5 million consist of a payment of $5.0 million from Sumitomo Pharmaceuticals related to the development of the Company's BDNF in Japan (reduced by $0.5 million of Japanese withholding tax) and a payment of $5.0 million from Procter & Gamble in connection with a collaboration to develop AXOKINE for obesity associated with Type II diabetes and possibly for uncomplicated obesity. In the first nine months of 1997 a research progress payment of $2.5 million was received from Procter & Gamble in connection with the P&G Agreement. Contract manufacturing revenue related to the Merck Agreement increased to $6.5 million for the first nine months of 1998 compared to $2.9 million for the same period in 1997 as a result of increased activity in preparation for manufacturing a product for Merck at the Company's Rensselaer facility. Investment income for the nine months ended September 30, 1998 increased to $5.3 million from $4.5 million for the same period in 1997, due mainly to higher levels of interest-bearing investments resulting primarily from the proceeds of a private placement of equity securities with Procter & Gamble in June 1997.

         The Company's total operating expenses increased to $39.1 million for the nine months ended September 30, 1998 from $33.8 million for the same period in 1997. Research and development expenses increased to $27.1 million in the first nine months of 1998 from $20.8 million for the same period in 1997, primarily as a result of additional employees and increased activity in the Company's preclinical and clinical research programs. Loss in Amgen-Regeneron Partners decreased to $1.6 million in the first nine months of 1998 from $2.8 million for the same period in 1997, due to lower research and development expenses by the Partnership. Research and development expenses (including loss in Amgen-Regeneron Partners) were approximately 73% of total operating expenses in the first nine months of 1998, compared to 70% for the same period in 1997.

         General and administrative expenses decreased to $4.4 million for the nine months ended September 30, 1998 from $4.6 million for the same period in 1997. Depreciation and amortization expense decreased to $2.3 million for the nine months ended September 30, 1998 from $3.3 million for the same period in 1997, as certain laboratory equipment and leasehold improvements became fully depreciated. Contract manufacturing expenses, which are expenses directly related to the Merck Agreement and are reimbursed by Merck, increased to $3.4 million in the first nine months of 1998 from

$1.7 million in the same period of 1997, primarily due to increased activity in preparation for manufacturing a product for Merck. Interest expense decreased to $0.3 million from $0.6 million for the nine months ended September 30, 1998 and 1997, respectively, as the amount of outstanding obligations in connection with capital leases declined.

         The Company's net loss for the nine months ended September 30, 1998 was $3.1 million, or $0.10 per share (basic and diluted), compared to a net loss of $12.1 million, or $0.43 per share (basic and diluted), for the same period in 1997.

Liquidity and Capital Resources

         Since its inception in 1988, the Company has financed its operations primarily through private placements and public offerings of its equity securities, revenue earned under the several agreements between the Company and each of Amgen, Sumitomo Chemical Company, Ltd., Sumitomo Pharmaceuticals, Merck, and Procter & Gamble and investment income.

         In May 1997, the Company and Procter & Gamble entered into the P&G Agreement. Procter & Gamble agreed over the first five years of the P&G Agreement to purchase up to $60.0 million in Regeneron equity (of which $42.9 million was purchased in June 1997) and provide up to $94.7 million in support of Regeneron's research efforts related to the collaboration. During the second five years of the P&G Agreement, the companies will share all research costs equally. Clinical testing and commercialization expenses for jointly developed products will be shared equally throughout the ten years of the collaboration. The companies expect jointly to develop and market worldwide any products resulting from the collaboration and share equally in profits. Either company may terminate the P&G Agreement at the end of five years with at least one year prior notice or earlier in the event of a default (as defined in the P&G Agreement). In September 1997, the Company and Procter & Gamble expanded the P&G Agreement to include AXOKINE and related molecules (delivered systemically), and agreed to develop AXOKINE initially to treat obesity associated with Type II diabetes. Procter & Gamble agreed to reimburse the Company for certain research and development costs and pay as much as $15.0 million in additional funding, partly subject to achieving certain milestones related to AXOKINE. Of the $15.0 million, $5.0 million was paid in 1997 and $5.0 million was paid in 1998.

         In connection with the Company's agreement to collaborate with Sumitomo Pharmaceuticals in the research and development of BDNF in Japan, the Company continues to be reimbursed in connection with supplying Sumitomo Pharmaceuticals with BDNF for preclinical and clinical use. The Company also received a $5.0 million research progress payment from Sumitomo Pharmaceuticals (reduced by $0.5 million of Japanese withholding tax) in August 1998.

         The Company's activities relating to BDNF and NT-3, as agreed upon by Amgen and Regeneron, are being reimbursed by Amgen-Regeneron Partners, and the Company recognizes such reimbursement as revenue. The funding of Amgen-Regeneron Partners is through capital contributions from Amgen and Regeneron, who must make equal payments in order to maintain equal ownership and equal sharing of any profits or losses from the partnership. The Company has made capital contributions totaling approximately $49.0 million to Amgen-Regeneron Partners from the partnership's inception in June 1993 through September 30, 1998. The Company expects that its capital contributions in 1998 will total $5.2 million for the full year, all of which has been funded through October 1998. These contributions could increase or decrease, depending upon the cost of Amgen-Regeneron Partners' conducting additional BDNF and NT-3 studies and the outcomes of those and other ongoing studies.

         From its inception in January 1988 through September 30, 1998, the Company invested approximately $58.6 million in property, plant, and equipment. This includes $16.8 million to acquire and renovate the Rensselaer facility and an additional $14.1 million to complete construction at the facility pursuant to the Merck Agreement. In connection with the purchase and renovation of the Rensselaer facility, the Company obtained financing of $2.0 million from the New York State Urban Development Corporation, of which $1.7 million is outstanding. Under the terms of such financing, the Company is not permitted to declare or pay dividends on its equity securities.

         The Company expects that expenses related to the filing, prosecution, defense, and enforcement of patent and other intellectual property claims will continue to be substantial as a result of patent filings and prosecutions in the United States and foreign countries. The Company is currently involved in interference proceedings in the Patent and Trademark Office between Regeneron's patent applications and patents relating to CNTF issued to Synergen, Inc. ("Synergen"). Amgen acquired all outstanding shares of Synergen in 1994. In March 1998, the Company and Amgen entered into a covenant not to sue each other which, among other things, resolved their patent interference and related patent proceedings relating to CNTF and AXOKINE. The Company also granted Amgen a license to use CNTF and second generation CNTFs other than AXOKINE to treat retinal degenerative conditions. Neither party will pay royalties or make other payments to the other party in consideration of this agreement.

         As of September 30, 1998, the Company had no established banking arrangements through which it could obtain short-term financing or a line of credit. Additional funds may be raised through, among other things, the issuance of additional securities, other financing arrangements, and future collaboration agreements. No assurance can be given that additional financing will be available or, if available, that it will be available on acceptable terms. In addition, the Company estimates that through mid-2002 it could receive additional payments from Procter & Gamble in the form of research funding, milestones, and equity purchases of as much as $100 million or more.

         At September 30, 1998, the Company had $120.4 million in cash, cash equivalents, and marketable securities. The Company expects to incur substantial funding requirements for, among other things, research and development activities (including preclinical and clinical testing), validation of manufacturing facilities, and the acquisition of equipment. The Company expects to incur ongoing funding requirements for capital contributions to Amgen-Regeneron Partners to support the continued development and clinical trials of BDNF and NT-3. The amount needed to fund operations will also depend on other factors, including the status of competitive products, the success of the Company's research and development programs, the status of patents and other intellectual property rights developments, and the continuation, extent, and success of any collaborative research programs (including those with Amgen and Procter & Gamble). The Company believes that its existing capital resources will enable it to meet operating needs for at least several years. No assurance can be given that there will be no change in projected revenues or expenses that would lead to the Company's capital being consumed significantly before such time.

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

         The Company is evaluating its operations to determine the impact, if any, Year 2000 issues may have. The Company's review includes its computer systems and software, embedded systems in non-computer equipment, and vendor operations. The Company has appointed a Year 2000 task force with representatives from each operation of the Company and has retained independent consultants to facilitate its review. To date, the Company believes that no material Year 2000 issue exists with respect to its computer systems and software. The Company is in the process of analyzing its laboratory and manufacturing equipment with embedded systems. This analysis is incomplete. The Company is also in the process of surveying its vendors to determine their level of readiness with respect to Year 2000 issues. The analysis of the Company's embedded systems and the information collected regarding vendor readiness will be used to formulate a contingency plan with respect to reasonably identifiable items of equipment and supply of materials that are critical to the Company's operations. The costs of addressing Year 2000 issues have been minor to date, but may increase if substantial consultant or personnel resources are required or if operationally-important equipment must be remediated or replaced. Because the Company's analysis of Year 2000 issues is incomplete, at this time management cannot estimate the total expected costs of Year 2000 issues. The risks that Year 2000 issues could present to the Company include, without limitation, disruption, delay, or cessation of manufacturing or other operations, including operations that are subject to regulatory compliance. In each case the correction of the problem could result in substantial expense and disruption or delay of the Company's operations.

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

PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

               27       Financial Data Schedule

(b)      Reports

               No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1998.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Regeneron Pharmaceuticals, Inc.

Date:    November 5, 1998          By:  /s/ Murray A. Goldberg
       ------------------              ---------------------------
                                       Murray A. Goldberg
                                       Vice President, Finance & Administration,
                                       Chief Financial Officer, and Treasurer