Form 10-K
period 1998-12-31
REGENERON PHARMACEUTICALS INC
filed 1999-03-29
CIK 872589

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K


         (Mark One)
/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

         For the fiscal year ended December 31, 1998


/_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


         For the transition period from ________________ to _____________


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No /_/

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /_/

At March 5, 1999, the aggregate market value of voting stock held by non-affiliates of the Registrant totaled approximately $213,833,411 based on the last sale price as reported by The Nasdaq Stock Market.

Indicate the number of shares outstanding of each of Registrant's classes of common stock as of March 5, 1999:

     Class of Common Stock                                  Number of Shares
     ---------------------                                  ----------------
     Class A Stock, $.001 par value                            3,630,786
     Common Stock, $.001 par value                            27,669,761

                      DOCUMENTS INCORPORATED BY REFERENCE:

         The Registrant's definitive proxy statement to be filed in connection with solicitation of proxies for its Annual Meeting of Shareholders to be held on June 11, 1999, is incorporated by reference into Part III of this Form 10-K.
Exhibit index is located on pages 32 to 33 of this filing.

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

         o AXOKINE(Registered) second generation ciliary neurotrophic factor for the treatment of obesity and diseases related to obesity such as Type II diabetes,

         o Brain-derived neurotrophic factor ("BDNF") for the treatment of amyotrophic lateral sclerosis ("ALS," commonly known as Lou Gehrig's disease),

         o Neurotrophin-3 ("NT-3") for the treatment of constipating conditions,

         o Angiogenesis, including stimulating blood vessel growth in settings where more blood flow is desired and blocking blood vessel growth in abnormal conditions such as cancer. The angiogenesis program is based on Regeneron's discovery of Angiopoietins, a new family of ligands (and their receptors, called the TIE family of receptors) that appears to regulate blood vessel formation,

         o Protein antagonists for cytokines such as interleukin-1 ("IL-1"), interleukin-4 ("IL-4") and interleukin-6 ("IL-6") as potential treatment of inflammatory diseases, allergic disorders, and cancer,

         o AXOKINE for the treatment of retinal diseases such as retinitis pigmentosa,

         o Muscle atrophy, using a variety of approaches to identify and validate drug targets, and

         o Research programs to discover orally active, small molecule-based drugs, some of which may mimic or antagonize protein- or receptor-based drug candidates that the Company is developing.

         The Company conducts many of its programs in collaboration with The Procter & Gamble Company ("Procter & Gamble"). In May 1997, the Company entered into a ten-year collaboration agreement with Procter & Gamble to discover, develop, and commercialize pharmaceutical products (the "P&G Agreement"). The P&G Agreement expanded and superseded a collaboration agreement that the Company and Procter & Gamble Pharmaceuticals, Inc. entered into in December 1996 jointly to develop drugs for skeletal muscle injury and atrophy. Procter & Gamble agreed over the first five years of the various agreements to purchase up to $60.0 million in Regeneron equity, of which, as of March 15, 1999, Procter & Gamble had purchased $42.9 million (in addition to a $10.0 million purchase of Regeneron Common Stock in March 1997 pursuant to the December 1996 agreement). In addition, Procter & Gamble agreed over the first five years of the various agreements to provide up to $94.7 million in support of Regeneron's research efforts related to the collaboration, of which the Company had received $7.7 million as of March 15, 1999.

         In September 1997, the Company and Procter & Gamble expanded the P&G Agreement to include AXOKINE and related molecules (delivered systemically), and agreed to develop AXOKINE initially to treat obesity associated with Type II diabetes. Procter & Gamble agreed to reimburse the Company for certain research and development costs and pay the Company as much as $15.0 million in additional funding, partly subject to achieving certain milestones related to AXOKINE, of which $10.0 million has been paid. The Company and Procter & Gamble filed an Investigational New Drug application ("IND") with the United States Food and Drug Administration ("FDA") in the first quarter of 1999 and plan to commence a Phase I clinical study during the first half of 1999 to determine the safety of AXOKINE administered subcutaneously for a short duration to mildly to moderately obese healthy volunteers.

         The Company is independently developing AXOKINE for use in treating retinitis pigmentosa.

         The Company and Amgen Inc. ("Amgen") are conducting clinical trials of BDNF and NT-3 on behalf of Amgen-Regeneron Partners, a general partnership owned equally by Regeneron and Amgen. BDNF is currently being developed by Amgen-Regeneron Partners for potential use in treating ALS through two routes of administration: intrathecal (infusion into the spinal fluid through an implanted pump) and subcutaneous (injection under the skin). In the fourth quarter of 1998, Amgen, on behalf of the partnership, began an intrathecal study in more than 200 patients with ALS. Subcutaneous studies conducted by Regeneron on behalf of the partnership began in the first quarter of 1998. The subcutaneous studies are based on an analysis of the Amgen-Regeneron Partners Phase III trial of BDNF for ALS that was completed in 1996. That trial failed to achieve its predetermined end points, but subsequent analyses indicated that a retrospectively-defined subset of ALS patients in the trial may have received a survival benefit from BDNF treatment. Based on the analyses and the 1998 follow-up studies, the Company, on behalf of Amgen-Regeneron Partners, plans to begin a double-blind, placebo-controlled, multi-center study of more than 200 patients in 1999 to determine the safety and efficacy of BDNF delivered subcutaneously to ALS patients. In addition, Sumitomo Pharmaceuticals Co., Ltd. ("Sumitomo Pharmaceuticals"), the Company's licensee in the development of BDNF in Japan, commenced a Phase I safety assessment of BDNF delivered subcutaneously to normal volunteers in 1998. Sumitomo Pharmaceuticals is initially developing BDNF to treat ALS.

         Amgen-Regeneron Partners' clinical development of NT-3 is currently focused on constipating conditions. Amgen-Regeneron Partners has conducted clinical studies of NT-3 in normal volunteers and patients suffering peripheral neuropathies associated with diabetes. These studies indicated, among other things, that NT-3 appears to be safe and well tolerated at a variety of doses in patients and that, at certain doses, NT-3 appears to cause increased gastrointestinal motility. In 1998, Regeneron, on behalf of Amgen-Regeneron Partners, completed a small clinical study that included healthy volunteers and patients suffering from severe idiopathic constipation and began additional small studies in patients who suffer from constipation associated with conditions such as spinal cord injury and Parkinson's disease.

         Additional information about the Company's agreements with Procter & Gamble, Amgen, and Sumitomo Pharmaceuticals (among others) is provided below in the section titled "Research Collaboration and Licensing Agreements."

         The Company has not received revenue from the sale of any commercial product and has incurred losses in each year since inception of operations in 1988. As of December 31, 1998, the Company had an accumulated deficit of $177.2 million.

To date, the Company has received revenues from its licensees and collaborators for research and development efforts, from Merck & Co., Inc. ("Merck") for contract manufacturing, and from investment income. There can be no assurance that such revenue will continue or to what extent, if any, the Company's expenses incurred in connection with its work on BDNF or NT-3 or other programs will be reimbursed by its licensees or collaborators. In the absence of revenues from commercial product sales or other sources (the amount, timing, nature, or source of which can not be predicted), the Company's losses will continue as the Company conducts its research and development activities. The Company's activities may expand over time and may require additional resources, and the Company's operating losses may be substantial over at least the next several years. The Company's losses may fluctuate from quarter to quarter and will depend, among other factors, on the timing of certain expenses and on the progress of the Company's research and development efforts. There can be no assurance that the Company will ever have an approved product or achieve significant revenues or profitable operations. To date, Regeneron has not received any revenues from the commercial sale of products and does not expect to receive any such revenues for at least several years.

         The Company has incurred negative cash flow from operations in each year since its inception. The Company expects that the funding requirements for its activities will remain substantial and could increase significantly if, among other things, its development or clinical trial programs are successful or its research is expanded. In addition, the Company is required to provide capital from time to time to fund and remain equal partners with Amgen in Amgen-Regeneron Partners. The Company's aggregate capital contribution to Amgen-Regeneron Partners from the partnership's inception in June 1993 through December 31, 1998 was $50.4 million. The Company expects that its capital contributions in 1999 will total at least $2.0 million. These contributions could increase or decrease, depending upon (among other things) the nature and cost of ongoing and additional BDNF and NT-3 studies that Amgen-Regeneron Partners may conduct and the outcomes of those studies. In addition, the amount needed to fund the Company's operations will also depend on other factors, including the potential future need to expand the Company's professional and support staff and facilities to support new areas of research and development, competitive products, the success of the Company's research and development programs, the status of patent and other intellectual property right developments, and the extent and success of any collaborative research arrangements. The Company believes that its existing capital resources will enable it to meet operating needs for at least several years. No assurance can be given that there will be no change in projected revenues or expenses that would lead to the Company's capital being consumed significantly before such time.

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

The Company's Programs

         AXOKINE. AXOKINE is Regeneron's patented second generation ciliary neurotrophic factor ("CNTF"). In an earlier clinical program, CNTF was evaluated as a potential treatment for patients with ALS. It was discovered that reduced appetite and weight loss were among the prominent adverse events in these patients. (Other adverse events included cough, nausea, and development of neutralizing antibodies.) Later preclinical studies with AXOKINE in animal models of obesity confirmed the ability of AXOKINE to induce substantial weight loss. AXOKINE is effective in all obesity models studied to date, which include diet induced obesity and genetic obesity rodent models (ob/ob and db/db mice), and causes marked weight loss in lean animals.

         Regeneron, in collaboration with Procter & Gamble, plans to evaluate AXOKINE in obese patients with non-insulin dependent diabetes mellitus ("NIDDM," also known as adult onset diabetes or Type II diabetes) and in patients with uncomplicated obesity. These evaluations will be designed to test whether AXOKINE treatment is safe and, at the doses given, will cause weight loss and improve control of blood glucose in Type II diabetes patients and cause obese patients to lose weight.

         Obesity is a major health problem in all developed countries. The prevalence of obesity in the United States has increased substantially during the past decade; according to the 1997 National Task Force on the Prevention and Treatment of Obesity, one in three American adults is now considered overweight. A 1998 National Institutes of Health report confirmed that obesity significantly increases a number of health risks, including Type II diabetes. Type II diabetes is estimated to affect more than 15 million people in the United States, with 80 to 90 percent of these people having obesity as a contributing factor to their diabetes. Obesity-related conditions such as stroke and myocardial infarct are estimated to contribute to 300,000 deaths yearly, ranking second only to smoking as a cause of preventable death. Expenses and loss of income caused by obesity have been estimated to reach $68 billion annually. Current treatment of obesity consists of diet, exercise and other life-style changes, and a limited number of drugs. The fact that the population overall is rapidly becoming more obese testifies to the fact that treatment of obesity is difficult and characterized by very high recidivism.

         AXOKINE has similarities to and important differences from leptin, a protein that is secreted by fat cells which several companies are currently evaluating in clinical trials in obese people. AXOKINE and leptin use identical intracellular signaling pathways but signal through different receptors; they interact with the CNTF and the leptin receptor, respectively. AXOKINE causes weight loss comparable to leptin in ob/ob mice; ob/ob mice are genetically obese mice which lack leptin but have the intact leptin receptor. Leptin in pharmacological doses does not induce weight loss in mice made obese with high fat/high calorie diet. In contrast, AXOKINE in this model produces a 30 percent weight loss in three weeks without causing obvious signs of toxicity.

         The majority of obese subjects have intact leptin receptors and most have increased serum leptin levels. Hence, obesity does not appear to be a leptin deficient state but, rather, a condition of leptin resistance. Based on the animal studies, AXOKINE is anticipated to be pharmacologically active in patients with obesity, despite their elevated leptin levels.

         The Company is also independently developing AXOKINE for use in treating retinitis pigmentosa. In July 1998, the Company and Medtronic, Inc. ("Medtronic") terminated their 1996 collaborative development agreement to conduct an exploratory research program using Medtronic delivery systems to deliver AXOKINE to the central nervous system, initially as a potential treatment for Huntington's disease, due to obstacles in formulation and delivery.

         BDNF. Brain-derived neurotrophic factor is a naturally occurring human protein. During 1995 and 1996, Amgen conducted, on behalf of Amgen-Regeneron Partners, a

Phase III BDNF clinical trial to treat ALS. This study involved 1,135 patients, with each patient scheduled to receive subcutaneous treatment for nine months. ALS is a disease that attacks motor neurons, those nerve cells that cause muscles to contract. Degeneration of these neurons causes muscle weakness, leading to death due to respiratory insufficiency. ALS afflicts adults primarily between the ages of 40 and 70 years old; average survival is three to five years following diagnosis. It is estimated that approximately 25,000 people in the United States have ALS. In January 1997, the Company and Amgen announced that the Phase III study failed to demonstrate clinical efficacy. As described earlier, additional clinical development of BDNF for ALS was suggested based on, among other things, retrospective analyses of the data from that study.

         BDNF is being tested in humans by Amgen-Regeneron Partners for potential use in treating ALS through two routes of administration: intrathecal (infusion into the spinal fluid through an implanted pump) and subcutaneous (injection under the skin).

         NT-3. Neurotrophin-3 is a naturally occurring human protein. Amgen-Regeneron Partners' clinical development of NT-3 is currently focused on constipating conditions. This program is described earlier. Amgen and Regeneron are developing NT-3 in the United States under a license from Takeda Chemical Industries, Ltd. ("Takeda").

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

         Regeneron and others have identified a new family of receptors in the tyrosine kinase class that appear critical for normal blood vessel formation and perhaps abnormal vascularization as well. Through its ligand discovery program, Regeneron has cloned and received patents for a new family of naturally occurring protein ligands, collectively termed the "Angiopoietins," specific to these blood vessel receptors. The Angiopoietins include naturally occurring positive and negative regulators of angiogenesis, as described in significant scientific manuscripts published by the Company's scientists. The Angiopoietin program is progressing toward defining potential clinical applications of this family of receptors and their ligands and their applicability to either enhance or block blood vessel growth by developing a variety of in vitro and in vivo models and assays. As part of its collaboration with Procter & Gamble, the Company is developing animal models and high-throughput screens and conducting the medicinal chemistry efforts to develop small molecule regulators of angiogenesis.

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

         The Company's research regarding protein-based cytokine antagonists currently includes molecular and cellular research to improve or modify the Company's ligand trap technology, process development efforts to produce experimental and clinical research quantities of the ligand traps, and in vivo and in vitro studies to further understand and demonstrate the efficacy of the ligand traps. The Company plans to commence a clinical study of one of its cytokine traps within the next year.

         The Company has also entered into a substantial collaborative effort with Pharmacopeia, Inc. ("Pharmacopeia") to use the Company's proprietary technology and insights concerning cytokine receptors and their signaling, together with the proprietary combinatorial-chemistry based small molecule libraries and high-throughput screening technology provided by Pharmacopeia, for the discovery of small molecule agonists and antagonists of a variety of members of the cytokine superfamily.

         Muscle Atrophy and Related Disorders. Muscle atrophy occurs in many neuromuscular diseases and also when muscle is unused, as often occurs during prolonged hospital stays and during convalescence. Currently, physicians have few options to prescribe for patients with muscle atrophy or other muscle conditions which afflict millions of patients globally. Thus, a factor that might have beneficial effects on skeletal muscle could have significant clinical benefit. The muscle program is currently focused on conducting in vivo and in vitro experiments with the objective of demonstrating and further understanding the molecular mechanisms involved in muscle atrophy. This work is being conducted in collaboration with scientists at Procter & Gamble as part of the P&G Agreement.

         Orphan Receptor and Growth Factor Research; Other Research Programs. The therapeutic utility of many growth factors depends, in part, on the exquisite specificity of their actions. This specificity is determined largely by the limited distribution of receptors for these factors on the target cells of interest. Using proprietary technology initially developed for the discovery and characterization of neurotrophic factors and their receptors, the Company has discovered new receptors and their associated factors that act on particular cell populations of potentially important clinical interest. These cell populations include not only additional subsets of neurons but non-neuronal cells, such as the endothelial cells that constitute blood vessels, and skeletal muscle cells. The Company's technology involves molecular biological as well as "bioinformatics" approaches to identify and clone protein molecules that appear to be receptors expressed on clinically relevant target cells for unknown protein factors (hence their designation "orphan receptors"). The Company has also obtained licenses and established collaborations for additional orphan receptors, including licenses from the Salk Institute for Biological Studies. The Company's technology includes approaches that allow for the identification and molecular cloning of protein factors that bind to the orphan receptors. Furthermore, the Company's technology allows for the development of derivatives of the receptors and their factors, which can allow for modified agonistic or antagonistic properties that may prove to be therapeutically useful. The Company is also conducting research as part of the P&G Agreement on novel tyrosine kinase systems for potential use in treating abnormal bone formation and related diseases and conditions, cartilage damage or loss, or fibrosis.

Research Collaboration and Licensing Agreements

         To augment its research programs, Regeneron has entered into a variety of collaborative research agreements and sponsored research agreements with researchers and universities. Under these agreements, the Company typically receives certain proprietary rights to inventions or discoveries that arise as a result of the research. In addition, the Company has entered into significant collaborative agreements with Amgen to develop, manufacture, and market BDNF and NT-3, with Sumitomo Pharmaceuticals to develop BDNF for commercialization in Japan, with Procter & Gamble to discover, develop, and market protein- and small molecule-based pharmaceuticals (including AXOKINE for, among other indications, obesity), and with Pharmacopeia to discover, develop, and market small molecule-based pharmaceuticals.

         Agreement With Amgen Inc. In August 1990, Regeneron and Amgen entered into a collaboration agreement (the "Amgen Agreement") and Amgen agreed to provide $25.0 million of product development funding for BDNF and NT-3 payable in five annual installments. The final such payment was made by Amgen in the second quarter of 1995. In conjunction with entering into the Amgen Agreement, Amgen made a $15.0 million equity investment in the Company. From inception of the Amgen Agreement through December 31, 1998, the Company has recognized contract research and development revenue totaling $43.0 million directly from Amgen or from Amgen-Regeneron Partners. Amgen has also agreed to pay to the Company a total of $13.0 million of research progress payments, $1.0 million of which was paid on the signing of the Amgen Agreement, $1.0 million of which was paid in July 1993 on the filing by Amgen of the IND application for BDNF, and $1.0 million of which was paid in September 1994 on the filing by Amgen of the IND application for NT-3. The remaining $10.0 million, which is divided equally between BDNF and NT-3, will be paid upon the achievement of certain further milestones in respect of each compound. There can be no assurance that any additional research progress payments will be made.

         Under the Amgen Agreement, following preclinical development, Amgen and the Company will attempt to develop and, if such effort is successful, commercialize, market, and distribute BDNF and NT-3 drug products in the United States through Amgen-Regeneron Partners. Amgen-Regeneron Partners is governed by a six member Joint Management Committee composed of three members each from Regeneron and Amgen. The Joint Management Committee determines annually, in advance, the capital requirements for Amgen-Regeneron Partners and approves a budget and product plan for each product under development. To maintain an equal interest in Amgen-Regeneron Partners, Amgen and Regeneron are obligated to make equal capital contributions to the partnership (such capital contributions exclude Amgen's product development funding obligation described above). Such capital contributions may be substantial. Amgen has the duty to direct and conduct clinical trials of BDNF and NT-3 in the United States in accordance with an annual product plan and budget that is approved by the Joint Management Committee; the Joint Management Committee may, however, approve an annual product plan and budget that authorizes Regeneron to direct and conduct clinical trials of BDNF and NT-3. Amgen is also responsible for the preparation of protocols with respect to such trials. Amgen has the primary responsibility to develop manufacturing processes for, and to manufacture, BDNF and NT-3 on behalf of Amgen-Regeneron Partners. Assuming equal capital contributions to Amgen-Regeneron Partners, Regeneron and Amgen share any profits or losses of Amgen-Regeneron Partners equally.

         The development and commercialization of BDNF and NT-3 outside of the United States, Japan, China, and certain other Pacific Rim countries will be conducted solely by Amgen through a license from the Company and, with respect to NT-3, from Takeda (under a license agreement between Amgen/Regeneron, Genentech, Inc. ("Genentech"), and Takeda). In return, the Company will receive royalty payments based on Amgen's net sales of any products in the licensed territory. In the licensed territory, Amgen is solely responsible for funding clinical development and related costs of the licensed products, as well as costs of their commercial exploitation, and will have sole discretion with respect to all such development, manufacturing, and marketing of the products and sole responsibility for filing applications for regulatory approvals.

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

         Agreement With Sumitomo Pharmaceuticals Company, Ltd. In June 1994, the Company and Sumitomo Pharmaceuticals entered into an agreement for the research, development, and commercialization of BDNF in Japan. Under the terms of the agreement, Sumitomo Pharmaceuticals agreed to pay up to $40.0 million to Regeneron, including $25.0 million in research payments (all of which Regeneron has received) and up to $15.0 million in progress payments payable upon achievement of certain development milestones, of which $5.0 million was received (reduced by $0.5 million of Japanese withholding tax) in August 1998 in connection with Sumitomo Pharmaceuticals signing a license agreement for development of BDNF in Japan and initiating a Phase I safety study in Japan. In addition, Sumitomo Pharmaceuticals agreed to reimburse Regeneron for its activities in developing manufacturing processes for BDNF and supplying BDNF and other research materials to Sumitomo Pharmaceuticals. Such manufacturing revenue totaled $1.3 million in 1998, $7.6 million in 1997 and $8.5 million in 1996. The agreement may be terminated by Sumitomo Pharmaceuticals at its discretion; such termination would result in the reversion to Regeneron of all rights to BDNF in Japan.

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

         Agreement With Pharmacopeia, Inc. In October 1996, Regeneron and Pharmacopeia entered into an agreement (the "Pharmaceopeia Agreement") to collaborate exclusively in a series of research programs the objective of which is to discover novel small molecule, orally active therapeutics that are agonists, antagonists, or mimics of a broad range of cytokines and growth factors. Subject to the ability of either or both parties to opt-out of such efforts, any potential product candidate that may emerge from this joint research will be jointly developed by Regeneron and Pharmacopeia, with each party sharing equally in the costs of such efforts and in any profits that may be derived from such potential products. The Pharmacopeia Agreement provided for no financial payments by either party, subject to the mutual obligation to use reasonable efforts to discover lead compounds for future development. The Pharmacopeia Agreement has an initial research term of three years and will renew automatically for one-year terms unless either party terminates the agreement with ninety days prior notice.

         Agreement With The Procter & Gamble Company. In May 1997, the Company entered into a ten-year collaboration agreement with Procter & Gamble to discover, develop, and commercialize pharmaceutical products, as well as a securities purchase agreement and other related agreements. The P&G Agreement expanded and superseded a collaboration agreement that the Company and Procter & Gamble Pharmaceuticals, Inc. entered into in December 1996 to develop drugs for skeletal muscle injury and atrophy. Procter & Gamble agreed over the first five years of the various agreements to purchase up to $60.0 million in Regeneron equity. Pursuant to these agreements, in June 1997, Procter & Gamble purchased
4.35 million shares of Regeneron Common Stock at $9.87 per share for a total of $42.9 million and received five year warrants to purchase an additional 1.45 million shares of Regeneron stock at $9.87 per share. This purchase was in addition to a $10.0 million purchase of 800,000 shares of Regeneron Common Stock at $12.50 per share that was completed in March 1997 pursuant to the December 1996 agreement. Procter & Gamble agreed over the first five years of the various agreements to provide up to $94.7 million in support of Regeneron's research efforts related to the collaboration, of which the Company had received $6.7 million as of December 31, 1998.

         In September 1997, the Company and Procter & Gamble expanded the P&G Agreement to include AXOKINE and related molecules (delivered systemically), and agreed to develop AXOKINE initially to treat obesity associated with Type II diabetes. Procter & Gamble agreed to pay the Company as much as $15.0 million in additional funding, partly subject to achieving certain milestones related to AXOKINE. Of the

$15.0 million, $5.0 million was paid in 1997 and $5.0 million was paid in 1998. The 1998 payment was made in connection with the companies' execution of a development agreement for AXOKINE and other potential drug candidates.

         Any drugs that may result from the collaboration will be jointly developed and marketed, with the parties equally sharing development costs and profits. In addition, during the second five years of the P&G Agreement, the companies will share all collaboration costs equally. Either party may terminate collaborative research after five years, subject to reversion of certain rights to Regeneron. Regeneron contributed its technologies and intellectual property relating to a broad set of its programs and activities, as well as future research programs and activities, to the collaboration. Subject to the September 1998 agreement to include AXOKINE and related molecules (delivered systemically) in the P&G Agreement, excluded from the collaboration were the Company's neurotrophic factor and cytokine research programs, which will continue to be developed independent of the P&G collaboration, including Regeneron's collaborative activities with Amgen, Pharmacopeia, Sumitomo Pharmaceuticals, and Sumitomo Chemicals. In addition to the potential development of protein-based therapeutics, the collaboration will seek to discover and develop small molecule, orally active therapeutics useful in the treatment of muscle diseases and conditions.

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

         Other Agreements. The Company has agreements with individual researchers and universities to conduct sponsored research and development programs. The goal of these agreements is to extend the Company's capabilities and to acquire proprietary rights to the results of sponsored research. The Company is a party to a number of sponsored research agreements which include grants to the Company of exclusive licenses to certain discoveries and technologies developed at, among other places, the Max Planck Institute (covering the field of neurotrophic factors, including work done at the Max Planck Institute on BDNF, NT-3, and other substances), and the University of California at San Francisco (covering the use of neurotrophic factors and other recombinant proteins to treat degenerative conditions of the eye). The Company has also collaborated with Glaxo Wellcome plc to discover and develop small molecule-based treatments for neurodegenerative diseases. The research term of the Glaxo collaboration has expired but was extended in 1998 by mutual agreement to allow the parties to continue to pursue early stage research in a limited area, the duration and outcome of which are uncertain.

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

         In 1993, the Company purchased its Rensselaer, New York manufacturing facility, which is being used to produce BDNF for use by Sumitomo
Pharmaceuticals and a vaccine intermediate for Merck. The Company may use the facility to produce other product candidates and materials in the future.

         In 1995, the Company entered into a long-term manufacturing agreement with Merck (the "Merck Agreement") to produce an intermediate for a Merck pediatric vaccine at the Company's Rensselaer facility. The Company agreed to modify portions of the facility for manufacture of the Merck intermediate and to assist Merck in securing regulatory approval for such manufacture in the Rensselaer facility. When the facility is able to produce the Merck intermediate, the Merck Agreement calls for the Company to manufacture intermediate for Merck for six years, with certain minimum order quantities each year. The Merck Agreement is expected to extend into 2005 and may be terminated at any time by Merck upon the payment by Merck of a termination fee. Merck agreed to reimburse the Company for the capital costs to modify the facility and for the cost of Company activities performed on behalf of Merck prior to the start of production. Merck also agreed to pay an annual facility fee of $1.0 million, subject to annual adjustment for inflation. After the start of production, which is expected to occur in 1999, Merck will also reimburse the Company for certain manufacturing costs and pay the Company a variable fee based on the quantity of intermediate supplied to Merck. The Company recognized contract manufacturing revenue related to the Merck Agreement of $9.1 million in 1998, $4.5 million in 1997, and $2.5 million in 1996. There can be no assurance that the start of production will not be delayed, or that Merck or the Company will be able to secure regulatory approval necessary to manufacture the intermediate in the facility, or that the Company will be able to manufacture the Merck intermediate successfully, or that Merck will not terminate the Merck Agreement. Any of these events could have a severe negative impact on the operations and financial condition of the Company.

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

Competition

         There is substantial competition in the biotechnology and pharmaceutical industries. Many of the Company's competitors have substantially greater research, preclinical and clinical product development, and manufacturing capabilities and financial, marketing, and human resources than Regeneron. The Company's agreements with larger, better established pharmaceutical companies are intended to secure for the Company the benefits of such a collaboration with more experienced pharmaceutical firms. Smaller companies may also prove to be significant competitors, particularly as a result of acquiring or discovering patentable inventions or as a result of collaborative arrangements with large pharmaceutical companies or their acquisition by large pharmaceutical companies. Technological development and discoveries may require companies to change their research and development efforts. Competitors with greater resources than the Company may have the financial and technological flexibility to respond to such needed changes better than the Company.

         There is substantial competition in the discovery and development of treatments for obesity and obesity-related morbidities, including Type II diabetes, as well as established and cost-effective and emerging prescription and over-the-counter treatments for these conditions. For example, Amgen and a number of other pharmaceutical companies are developing leptin and related molecules; clinical trials of leptin are currently under way. Many firms and entities are engaged in research and development in the areas of cytokines, interleukins, angiogenesis, and muscle conditions. Some of these competitors are currently conducting advanced preclinical and clinical research programs in these areas; these and other competitors may have established substantial intellectual property and other competitive advantages. The treatment of constipating conditions is highly competitive, with a number of companies providing over-the-counter remedies and other competitors attempting to discover and develop improved over-the-counter or prescription treatments. Every pharmaceutical company and many biotechnology companies are engaged in attempting to discover and develop small-molecule based therapeutics, similar in at least certain respects to Regeneron's programs with Glaxo, Pharmacopeia, and Procter & Gamble. In these and related areas, intellectual property rights have been sought and certain rights have been granted to competitors and potential competitors of the Company, and the Company may be at a substantial competitive disadvantage in such areas as a result of, among other things, the Company's lack of experience, trained personnel, and expertise. A number of corporate and academic competitors are involved in the discovery and development of novel therapeutics using tyrosine kinase receptors, orphan receptors, and compounds that are the focus of other research or development programs now being conducted by the Company. These competitors include Amgen, Genentech, and many others.

         More specifically and as an illustrative example of the foregoing, the Company's efforts to develop treatments for neurological diseases and conditions are being conducted in a highly competitive environment. Even if BDNF or NT-3 is shown to be safe and effective to treat ALS or other conditions, other companies have developed or are developing drugs for the treatment of the same or similar conditions. For example, the FDA has approved the application of Rhone-Poulenc Rorer to market riluzole (under the trade name Rilutek), an orally administered drug, to treat ALS in the United States, and Rhone-Poulenc Rorer has filed applications for approval, and gained approval in other countries. Sanofi Pharmaceuticals, Inc., is conducting advanced clinical testing of its compound, called SR57746A, for ALS. More broadly, Regeneron is engaged in an intensely competitive field. Amgen and the Company are direct competitors in the field of neurotrophic factors and possibly other fields. Other potential competitors include Genentech, which is developing nerve growth factor ("NGF") to treat peripheral neuropathies and pain, and may be developing other neurotrophic factors, and Cephalon, Inc. ("Cephalon"), which is developing, in collaboration with Chiron Corporation, insulin-like growth factor ("IGF-1" trade named Myotrophin(Trademark)) and other compounds for the treatment of ALS, peripheral neuropathies, and other conditions. Amgen, Genentech, Cephalon, and others have filed patent applications and obtained issued patents relating to neurotrophic factors, or have announced that they are actively pursuing preclinical or clinical development programs in the area of neurotrophic factors. Based on the results of its Phase III clinical studies with IGF-1 to treat ALS, Cephalon filed and intends to file applications for approval to market IGF-1 to treat ALS in the United States and other countries. Amgen and Genentech have separately also announced research and development of glial cell-line derived neurotrophic factor ("GDNF") for the treatment of ALS, Parkinson's disease, and other conditions. Other companies have developed or are developing drugs based on technology other than neurotrophic factors for the treatment of diseases and injuries relating to the nervous system (including
ALS). The Company is also aware that several pharmaceutical companies are conducting clinical trials in ALS with drugs which, like riluzole, are orally administered. The competitive environment in which the Company is developing treatments for asthma or other inflammatory conditions, obesity, diabetes, and other conditions could be similarly described.

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

         Competitors have filed applications for, or have been issued, patents and may obtain additional patents and proprietary rights related to products or processes competitive with those of the Company. Accordingly, there can be no assurance that the Company's patent applications will result in patents being issued in addition to those described above or that, if issued, the patents will afford protection against competitors with similar technology; nor can there be any assurance that others will not obtain patents that the Company will need to license or circumvent. The Company is aware that one patent has issued in the United States and patent applications in certain foreign countries were filed by Amgen and others for the production of neurotrophic factor proteins. The
Company is further aware that patent applications have been filed in the United States and certain foreign countries by Takeda, Amgen, and, the Company believes, Genentech on products and processes relating to NT-3. The Company has received a co-exclusive license to NT-3 as a result of a worldwide licensing agreement between Amgen/Regeneron and Takeda. Other patent filings by these companies or others may be competitive with the Company's patent claims or may cause, if valid and issued in the United States or a relevant foreign jurisdiction, substantial commercial difficulties or additional expenses or delays to the Company's operations or commercial activities or may require the Company to cease certain development or commercial activities altogether. The Company cannot predict whether its or its competitors' patent applications will result in valid patents being issued.

         The Company expects that expenses related to the filing, prosecution, defense, and enforcement of patent and other intellectual property claims will continue to be substantial as a result of patent filings and prosecutions in the United States and foreign countries. The Company is currently involved in interference proceedings in the Patent and Trademark Office between Regeneron's patent applications and patents relating to CNTF issued to Synergen, Inc. ("Synergen"). Amgen acquired all outstanding shares of Synergen in 1994. In March 1998, the Company and Amgen entered into an agreement not to sue each other and to resolve their patent interference and related oppositions and other patent proceedings relating to CNTF and AXOKINE. The Company also granted Amgen a license to use CNTF and second generation CNTFs other than AXOKINE to treat retinal degenerative conditions. Under this agreement, Amgen is free to develop CNTF or second generation CNTFs for obesity, in competition with Regeneron's AXOKINE. Neither party will pay royalties or make other payments to the other party in consideration of this agreement.

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

Employees

         As of December 31, 1998, the Company had 371 full-time employees, 60 of whom hold a Ph.D. and/or M.D. degree. The Company believes that it has been highly successful in attracting skilled and experienced personnel; however, competition for such personnel is intense. None of the Company's personnel are covered by collective bargaining agreements and management considers its relations with its employees to be good.

Item 2. Properties

         Regeneron conducts its research, development, manufacturing, and administrative activities at its own facilities. The Company currently leases approximately 138,600 square feet of office, laboratory, and manufacturing space in Tarrytown, New York. The current monthly base rental charge is $236,428 plus additional rental charges for utilities, increases in taxes and operating expenses, as defined. The lease for this facility expires on June 30, 2003, and the Company has a renewal option to extend the lease for an additional five-year period. The Company owns the Rensselaer facility, consisting of two buildings totaling approximately 104,000 square feet of research, manufacturing, office, and warehouse space.

         As the Company's activities expand, additional space may be required. In the future, the Company may locate, lease, operate, or purchase additional facilities in which to conduct expanded research and development activities and manufacturing and commercial operations.

Item 3. Legal Proceedings

         In March 1998, the Company and Amgen entered into an agreement not to sue each other which, among other things, resolved their patent interference and related opposition and other patent proceedings relating to CNTF and AXOKINE. The Company also granted Amgen a license to use CNTF and second generation CNTFs other than AXOKINE to treat retinal degenerative conditions. Neither party will pay royalties or make other payments to the other party in consideration of this agreement. In addition to patent interference proceedings declared by the United States Patent and Trademark Office, the Company from time to time has been subject to legal claims arising in connection with its business. While the ultimate results of the proceedings and claims cannot be predicted with certainty, at December 31, 1998, there were no asserted claims against the Company which, in the opinion of management, if adversely decided, would have a material adverse effect on the Company's financial position and results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

         None.

Executive Officers of the Registrant

         Listed below are the executive officers of the Company as of March 5, 1999. There are no family relationships between any of the executive officers and there is no arrangement or understanding between any executive officer and any other person pursuant to which the executive officer was selected. At the annual meeting of the Board of Directors, which follows the Annual Meeting of Shareholders, executive officers are elected by the Board to hold office for one year and until their respective successors are elected and qualified, or until their earlier resignation or removal.

         Information with regard to the directors of the Company, including that of the following executive officers who are directors, is incorporated by reference to Regeneron Pharmaceuticals, Inc. Proxy Statement to be filed in connection with solicitation of proxies for its Annual Meeting of Shareholders to be held on June 11, 1999.

Name                                                  Age       Position
----                                                  ---       --------

Leonard S. Schleifer, M.D., Ph.D.                     46        Chief Executive Officer, President, and
                                                                founder of the Company

George D. Yancopoulos, M.D., Ph.D.                    39        Senior Vice President, Research, and Chief
                                                                Scientific Officer

Jesse M. Cedarbaum, M.D.                              47        Vice President, Clinical Affairs

Murray A. Goldberg                                    54        Vice President, Finance & Administration,
                                                                Chief Financial Officer, and Treasurer

Hans-Peter Guler                                      50        Vice President, Clinical Affairs

Stephen L. Holst                                      57        Vice President, Quality Assurance and
                                                                Regulatory Affairs

Richard X. Horne                                      48        Staff Vice President, Human Resources

Paul Lubetkin                                         48        Vice President, General Counsel, and
                                                                Secretary

Randall G. Rupp, Ph.D.                                51        Vice President, Manufacturing and Process
                                                                Science

Neil Stahl, Ph.D.                                     42        Vice President, Biomolecular Science

David M. Valenzuela, Ph.D.                            48        Vice President, Genomics and Bioinformatics

Douglas S. McCorkle                                   42        Controller and Assistant Treasurer

Beverly C. Dubs                                       44        Administrative Controller and Assistant
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

                                                    High            Low
                                                    ----            ---

         1997

                  First Quarter..................  $21.000        $7.500
                  Second Quarter.................   12.875         6.125
                  Third Quarter..................   11.625         8.750
                  Fourth Quarter.................   12.938         8.000

         1998

                  First Quarter..................   $9.375        $7.000
                  Second Quarter.................   11.000         7.250
                  Third Quarter..................    9.656         5.750
                  Fourth Quarter.................    8.625         5.750

         As of March 5, 1999, there were approximately 852 holders of record of the Company's Common Stock and 84 holders of record of the Company's Class A Stock. The closing bid price for the Common Stock on that date was $7.625.

         The Company has never paid cash dividends and does not anticipate paying any in the foreseeable future. In addition, under the terms of certain debt agreements, the Company is not permitted to declare or pay cash dividends to its shareholders.

Item 6. Selected Financial Data

         The selected financial data set forth below for the years ended December 31, 1998, 1997, and 1996 and at December 31, 1998 and 1997 are derived from and should be read in conjunction with the audited financial statements of the Company, including the notes thereto, included elsewhere in this report. The selected financial data for the years ended December 31, 1995 and 1994 and at December 31, 1996, 1995, and 1994 are derived from audited financial statements of the Company not included in this report.

         The Company has never paid cash dividends and does not anticipate paying any in the foreseeable future. In addition, under the terms of certain debt agreements, the Company is not permitted to declare or pay cash dividends to its shareholders.

                                                                        Year Ended December 31,
                                                 ------------------------------------------------------------------
                                                   1998          1997          1996          1995          1994
                                                 ----------    ----------    ----------    ----------    ----------
Statement of Operations Data                                     (in thousands, except per share data)

Revenues
     Contract research and development             $19,714       $17,400       $17,303       $23,247       $19,606
     Research progress payments                      9,500         5,000                                     1,000
     Contract manufacturing                          9,113         4,458         2,451         1,140
     Investment income                               6,866         6,242         4,360         2,997         2,585
                                                 ----------    ----------    ----------    ----------    ----------
                                                    45,193        33,100        24,114        27,384        23,191
                                                 ----------    ----------    ----------    ----------    ----------

Expenses
     Research and development                       37,047        27,770        28,269        23,310        30,874
     Loss in Amgen-Regeneron Partners                2,484         3,403        14,250        13,805         9,794
     General and administrative                      5,838         5,765         5,880         5,764         7,529
     Depreciation and amortization                   3,019         4,389         6,084         5,886         4,246
     Contract manufacturing                          5,002         2,617         1,115            72
     Interest                                          428           735           940         1,205         1,403
     Other                                                                                       850
                                                 ----------    ----------    ----------    ----------    ----------
                                                    53,818        44,679        56,538        50,892        53,846
                                                 ----------    ----------    ----------    ----------    ----------
Net loss                                           ($8,625)     ($11,579)     ($32,424)     ($23,508)     ($30,655)
                                                 ==========    ==========    ==========    ==========    ==========

Net loss per share, basic and diluted               ($0.28)       ($0.40)       ($1.33)       ($1.19)       ($1.62)
                                                 ==========    ==========    ==========    ==========    ==========


                                                                           At December 31,
                                                 ------------------------------------------------------------------
                                                   1998          1997          1996          1995          1994
                                                 ----------    ----------    ----------    ----------    ----------
Balance Sheet Data                                                          (in thousands)

Cash, cash equivalents,
     and marketable securities                    $113,530      $128,041       $97,028       $59,622       $60,215
Working capital                                     83,499        88,953        72,960        36,254        34,040
Total assets                                       156,915       168,380       137,582        93,811        94,236
Capital lease obligations and note payable,
     long-term portion                               3,066         3,752         5,148         5,978         9,249
Stockholders' equity                               131,227       138,897       106,931        67,856        67,071

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

         The Company is pursuing research and development programs in the following areas:

         o AXOKINE(Registered) second generation ciliary neurotrophic factor for the treatment of obesity and diseases related to obesity such as Type II diabetes,

         o Brain-derived neurotrophic factor ("BDNF") for the treatment of amyotrophic lateral sclerosis ("ALS," commonly known as Lou Gehrig's disease),

         o Neurotrophin-3 ("NT-3") for the treatment of constipating conditions,

         o Angiogenesis, including stimulating blood vessel growth in settings where more blood flow is desired and blocking blood vessel growth in abnormal conditions such as cancer. The angiogenesis program is based on Regeneron's discovery of Angiopoietins, a new family of ligands (and their receptors, called the TIE family of receptors) that appears to regulate blood vessel formation,

         o Protein antagonists for cytokines such as interleukin-1 ("IL-1"), interleukin-4 ("IL-4") and interleukin-6 ("IL-6") as potential treatment of inflammatory diseases, allergic disorders, and cancer,

         o AXOKINE for the treatment of retinal diseases such as retinitis pigmentosa,

         o Muscle atrophy, using a variety of approaches to identify and validate drug targets, and

         o Research programs to discover orally active, small molecule-based drugs, some of which may mimic or antagonize protein- or receptor-based drug candidates that the Company is developing.

         In 1998, the Company continued to develop AXOKINE under the Company's collaboration agreement ("the P&G Agreement") with The Procter & Gamble
Company ("Procter & Gamble"). The Company and Procter & Gamble filed an Investigational New Drug application ("IND") with the United States Food and Drug Administration ("FDA") in the first quarter of 1999 and plan to commence a Phase I clinical study during the first half of 1999 to determine the safety of AXOKINE administered subcutaneously for a short duration to mildly to moderately obese healthy volunteers. AXOKINE is being developed for the treatment of obesity associated with Type II diabetes and possibly for uncomplicated obesity. No assurance can be made regarding the timing or result of this or any further clinical trial of AXOKINE. AXOKINE has never been administered to people. Its safety and efficacy in the treatment of any human condition have not been established and can not be predicted. Previous clinical studies of ciliary neurotrophic factor ("CNTF"), the parent molecule of AXOKINE, resulted in the creation of antibodies and adverse events (side effects) in patients, including weight loss, cough, nausea, and malaise. While certain aspects of the development of AXOKINE by the Company and Procter & Gamble have focused on attempting to avoid or minimize antibody production or adverse events, no assurance may be given that these problems will be avoided or minimized or that they will not lead to the failure, delay, or additional difficulty in conducting AXOKINE clinical trials.

         The Company and Procter & Gamble also continued to collaborate in research and development in the fields of angiogenesis, bone growth and related areas, muscle injury and atrophy, and small molecule (orally active) drugs. The majority of the Company's scientific resources are devoted to its collaborative activities with Procter & Gamble.

         The Company continued independently to develop AXOKINE for use in treating retinitis pigmentosa. In July 1998, the Company and Medtronic, Inc. ("Medtronic") terminated their 1996 collaborative development agreement to conduct an exploratory research program using Medtronic delivery systems to deliver AXOKINE to the central nervous system, initially as a potential treatment for Huntington's disease, due to obstacles in formulation and delivery.

         During 1998, the Company continued to develop independent of any corporate collaboration its proprietary cytokine traps for the potential treatment of asthma, inflammatory disease, cancer, and rheumatoid arthritis. In addition, the Company continued to conduct research with Pharmacopeia, Inc. and Glaxo Wellcome plc in the area of small molecule (orally active) drugs.

         During 1998, Amgen-Regeneron Partners, the partnership equally owned by Regeneron and Amgen Inc. ("Amgen"), continued to develop BDNF and NT-3. BDNF is currently being developed by Amgen-Regeneron Partners for potential use in treating ALS through two routes of administration: intrathecal (infusion into the spinal fluid through an implanted pump) and subcutaneous (injection under the skin). In the fourth quarter of 1998, Amgen, on behalf of the partnership, began an intrathecal study in more than 200 patients with ALS. Subcutaneous studies conducted by Regeneron on behalf of the partnership began in the first quarter of 1998. The subcutaneous studies are based on an analysis of the Amgen-Regeneron Partners Phase III trial of BDNF for ALS that was completed in 1996. That trial failed to achieve its predetermined end points, but subsequent analyses indicated that a retrospectively-defined subset of ALS patients in the trial may have received a survival benefit from BDNF treatment. A multi-center study of more than 200 ALS patients who will receive BDNF subcutaneously is expected to begin in 1999.

         The Company and Sumitomo Pharmaceuticals Co., Ltd. ("Sumitomo Pharmaceuticals") are collaborating in the development of BDNF in Japan, initially for the treatment of ALS. In March 1998, Sumitomo Pharmaceuticals commenced a Phase I safety assessment of BDNF delivered subcutaneously to normal volunteers. In August 1998, Sumitomo Pharmaceuticals signed a license agreement for the development of BDNF in Japan. Pursuant to the license agreement, Sumitomo Pharmaceuticals made a $5.0 million research progress payment (reduced by $0.5 million of Japanese withholding tax) to Regeneron in August 1998 and will make additional payments upon the achievement of specified milestones. Sumitomo Pharmaceuticals will also pay a royalty on sales of BDNF in Japan.

         Amgen-Regeneron Partners' clinical development of NT-3 is currently focused on constipating conditions. In 1998, Regeneron, on behalf of Amgen-Regeneron Partners, completed a small clinical study that included healthy volunteers and patients suffering from severe idiopathic constipation and began additional small studies in patients who suffer from constipation associated with conditions such as spinal cord injury and Parkinson's disease.

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

         Substantial risk is inherent in the research, development, and commercialization of drugs. In addition, in each of the areas of the Company's independent and collaborative activities, other companies and entities are actively pursuing competitive paths toward similar objectives. The results of the Company's and its collaborators' past activities in connection with the research and development of AXOKINE, cytokine traps, angiopoietins, abnormal bone growth, muscle atrophy, small molecules, BDNF, NT-3, and other programs or areas of research or development do not necessarily predict the results or success of current or future activities including, but not limited to, any additional preclinical or clinical studies. The Company cannot predict whether, when, or under what conditions any of its research or product candidates, including without limitation AXOKINE, BDNF, or NT-3, will be shown to be safe or effective to treat any human condition or be approved for marketing by any regulatory agency. The delay or failure of current or future studies to demonstrate the safety or efficacy of the Company's product candidates to treat human conditions or to be approved for marketing could have a material adverse impact on the Company.

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

         From inception on January 8, 1988 through December 31, 1998, Regeneron had a cumulative loss of $177.2 million. In the absence of revenues from commercial product sales or other sources (the amount, timing, nature, or source of which cannot be predicted), the Company's losses will continue as the Company conducts its research and development activities. The Company's activities may expand over time and may require additional resources, and the Company's operating losses may be substantial over at least the next several years. The Company's losses may fluctuate from quarter to quarter and will depend, among other factors, on the timing of certain expenses and on the progress of the Company's research and development efforts.

Results of Operations

         Years Ended December 31, 1998 and 1997. The Company's total revenue increased to $45.2 million in 1998 from $33.1 million in 1997. Contract research and development revenue increased to $19.7 million in 1998 from $17.4 million in 1997, as higher revenue related to the P&G Agreement more than offset a decrease in revenue from the Company's ongoing collaboration with Sumitomo Pharmaceuticals. In 1998, research progress payments of $9.5 million consisted of a payment of $5.0 million from Sumitomo Pharmaceuticals related to the development of the Company's BDNF in Japan (reduced by $0.5 million of Japanese withholding tax) and a payment of $5.0 million from Procter & Gamble in connection with a collaboration to develop AXOKINE for obesity associated with Type II diabetes. In 1997, research progress payments of $5.0 million were received from Procter & Gamble in connection with the September 1997 amendment to the P&G Agreement related to AXOKINE. Contract manufacturing revenue related to the Company's 1995 manufacturing agreement (the "Merck Agreement") with Merck & Co., Inc. ("Merck") increased to $9.1 million in 1998 compared to $4.5 million in 1997 as a result of increased activity in preparation for manufacturing a product for Merck at the Company's Rensselaer facility. Investment income in 1998 increased to $6.9 million from $6.2 million in 1997, due mainly to higher levels of interest-bearing investments resulting primarily from the proceeds of a private placement of equity securities with Procter & Gamble in June 1997.

         The Company's total operating expenses increased to $53.8 million in 1998 from $44.7 million in 1997. Research and development expenses increased to $37.0 million in 1998 from $27.8 million in 1997, primarily as a result of additional employees and increased activity in the Company's preclinical and clinical research programs. The Company's share of the loss in Amgen-Regeneron Partners decreased to $2.5 million in 1998 from $3.4 million in 1997, due to lower research and development expenses by the Partnership. Research and development expenses (including loss in Amgen-Regeneron Partners) were approximately 73% of total operating expenses in 1998, compared to 70% in 1997.

         General and administrative expenses were $5.8 million in both 1998 and 1997. Depreciation and amortization expense decreased to $3.0 million in 1998 from $4.4 million in 1997, as certain laboratory equipment and leasehold improvements became fully depreciated. Contract manufacturing expenses, which are expenses directly related to the Merck Agreement and are reimbursed by Merck, increased to $5.0 million in 1998 from $2.6 million in 1997, primarily due to increased activity in preparation for manufacturing a product for Merck. Interest expense decreased to $0.4 million in 1998 from $0.7 million in 1997 as the amount of outstanding obligations in connection with capital leases declined.

         The Company's net loss in 1998 was $8.6 million, or $0.28 per share (basic and diluted), compared to a net loss of $11.6 million, or $0.40 per share (basic and diluted), in 1997.

         Years Ended December 31, 1997 and 1996. The Company's total revenue increased to $33.1 million in 1997 from $24.1 million in 1996. Contract research and development revenue was $17.4 million in 1997 and $17.3 million in 1996, as revenue received from Procter & Gamble in connection with the P&G Agreement offset lower revenue from Amgen-Regeneron Partners and Sumitomo Pharmaceuticals. Research progress payments in 1997 of $5.0 million were received from Procter & Gamble in connection with the September 1997 amendment to the P&G Agreement related to AXOKINE. Contract manufacturing revenue related to the Merck Agreement increased to $4.5 million in 1997 from $2.5 million in 1996 as a result of increased activity in preparation for manufacturing a product for Merck at the Company's Rensselaer facility. Investment income in 1997 increased to $6.2 million from $4.4 million in 1996, due primarily to higher levels of interest-bearing investments resulting from the proceeds from the private placements of equity securities with Amgen, Medtronic, and Procter & Gamble in 1996 and 1997.

         The Company's total operating expenses decreased to $44.7 million in 1997 from $56.5 million in 1996. Research and development expenses declined to $27.8 million in 1997 from $28.3 million in 1996 as less BDNF was produced for clinical use by Sumitomo Pharmaceuticals in 1997. The Company's share of the loss in Amgen-Regeneron Partners in 1997 decreased to $3.4 million from $14.3 million in 1996, reflecting lower expenses after completion of the Phase III BDNF subcutaneous clinical trial in 1996.

         General and administrative expenses were $5.8 million in 1997 and $5.9 million in 1996. Depreciation and amortization expense decreased to $4.4 million in 1997 from $6.1 million in 1996, as certain laboratory equipment became fully depreciated and capitalized patent costs were fully amortized in 1996. Contract manufacturing expenses, which are direct expenses related to the Merck Agreement and are reimbursed by Merck, increased to $2.6 million in 1997 from $1.1 million in 1996, primarily from increased services performed by the Company. Interest expense was $0.7 million in 1997 and $0.9 million in 1996.

         The Company's net loss in 1997 was $11.6 million, or $0.40 per share (basic and diluted), compared to a net loss of $32.4 million, or $1.33 per share (basic and diluted), in 1996.

Liquidity and Capital Resources

         Since its inception in 1988, the Company has financed its operations primarily through private placements and public offerings of its equity securities, revenue earned under the several agreements between the Company and each of Amgen, Sumitomo Chemical Company, Ltd., Sumitomo Pharmaceuticals, Merck, and Procter & Gamble and investment income.

         In May 1997, the Company and Procter & Gamble entered into the P&G Agreement. Procter & Gamble agreed over the first five years of the P&G Agreement to purchase up to $60.0 million in Regeneron equity (of which $42.9 million was purchased in June 1997) and provide up to $94.7 million in support of Regeneron's research efforts related to the collaboration (of which $6.7 million was received through December 31, 1998). During the second five years of the P&G Agreement, the companies will share all research costs equally. Clinical testing and commercialization expenses for jointly developed products will be shared equally throughout the ten years of the collaboration. The companies expect jointly to develop and market worldwide any products resulting from the collaboration and share equally in profits. Either company may terminate the P&G Agreement at the end of five years with at least one year prior notice or earlier in the event of a default (as defined in the P&G Agreement). In September 1997, the Company and Procter & Gamble expanded the P&G Agreement to include AXOKINE and related molecules (delivered systemically), and agreed to develop AXOKINE initially to treat obesity associated with Type II diabetes. Procter & Gamble agreed to reimburse the Company for certain research and development costs and pay as much as $15.0 million in additional funding, partly subject to achieving certain milestones related to AXOKINE. Of the $15.0 million, $5.0 million was paid in 1997 and $5.0 million was paid in 1998.

         In connection with the Company's agreement to collaborate with Sumitomo Pharmaceuticals in the research and development of BDNF in Japan, Sumitomo Pharmaceuticals paid the Company $25.0 million through December 1997. The Company also received a $5.0 million research progress payment from Sumitomo Pharmaceuticals (reduced by $0.5 million of Japanese withholding tax) in August 1998.

         The Company's activities relating to BDNF and NT-3, as agreed upon by Amgen and Regeneron, are being reimbursed by Amgen-Regeneron Partners, and the Company recognizes such reimbursement as revenue. The funding of Amgen-Regeneron Partners is through capital contributions from Amgen and Regeneron, who must make equal payments in order to maintain equal ownership and equal sharing of any profits or losses from the partnership. The Company has made capital contributions totaling $50.4 million to Amgen-Regeneron Partners from the partnership's inception in June 1993 through December 31, 1998. The Company expects that its capital contributions in 1999 will total at least $2.0 million for the full year. These contributions could increase or decrease, depending upon (among other things) the nature and cost of ongoing and additional BDNF and NT-3 studies that Amgen-Regeneron Partners may conduct and the outcomes of those studies.

         From its inception in January 1988 through December 31, 1998, the Company invested $59.6 million in property, plant, and equipment. This includes $16.8 million to acquire and renovate the Rensselaer facility and an additional $14.1 million to complete construction at the facility pursuant to the Merck Agreement. In connection with the purchase and renovation of the Rensselaer facility, the Company obtained financing of $2.0 million from the New York State Urban Development Corporation, of which $1.7 million is outstanding. Under the terms of such financing, the Company is not permitted to declare or pay dividends on its equity securities.

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

         As of December 31, 1998, the Company had no established banking arrangements through which it could obtain short-term financing or a line of credit. Additional funds may be raised through, among other things, the issuance of additional securities, other financing arrangements, and future collaboration agreements. No assurance can be given that additional financing will be available or, if available, that it will be available on acceptable terms. In addition, the Company estimates that through mid-2002 it could receive additional payments from Procter & Gamble in the form of research funding, milestones, and equity purchases of as much as $100 million or more.

         At December 31, 1998, the Company had $113.5 million in cash, cash equivalents, and marketable securities. The Company expects to incur substantial funding requirements for, among other things, research and development activities (including preclinical and clinical testing), validation of manufacturing facilities, and the acquisition of equipment. The Company expects to incur ongoing funding requirements for capital contributions to Amgen-Regeneron Partners to support the continued development and clinical trials of BDNF and NT-3. The amount needed to fund operations will also depend on other factors, including the status of competitive products, the success of the Company's research and development programs, the status of patents and other intellectual property rights developments, and the continuation, extent, and success of any collaborative research programs (including those with Amgen and Procter & Gamble). The Company believes that its existing capital resources will enable it to meet operating needs for at least several years. No assurance can be given that there will be no change in projected revenues or expenses that would lead to the Company's capital being consumed significantly before such time.

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

         The Company is evaluating its operations to determine the impact, if any, that Year 2000 problems may have. The Year 2000 problem results from computer programs and devices that do not differentiate between the year 1900 and the year 2000 because they were written using two digits rather than four to define the applicable year. Accordingly, computer systems that have time-sensitive calculations may not properly recognize the year 2000. Like many corporations, Regeneron does not have any previous experience with an issue like the Year 2000 problem.

         The Year 2000 problem could affect Regeneron's ability to conduct its normal operations that are date sensitive or depend on computers or equipment that contain embedded chips that are date sensitive. It could adversely affect Regeneron's ability to maintain or operate its facilities in a safe and effective manner or undertake other activities necessary and customary to carrying out its business. In addition, the Year 2000 problem could have material adverse effects on the operations or financial condition of the Company's licensees, licensors, collaborators, suppliers, vendors, and others, and, in particular, utility companies that provide energy to the Company's facilities and equipment, which could, in turn, have a material direct or indirect effect on Regeneron.

         The Company's Year 2000 review includes its computer systems and software, embedded systems in non-computer equipment, and vendor operations. The Company has appointed a Year 2000 task force with representatives from each segment of the Company and has retained independent consultants to facilitate its review. To date, the

Company has not learned of any material Year 2000 issue with respect to its computer systems and software. The Company is in the process of analyzing its laboratory and manufacturing equipment with embedded systems. This analysis is incomplete. The Company is also in the process of surveying its vendors who support critical business processes to determine their level of readiness with respect to Year 2000 issues. While many vendors indicate that they believe they are or will be Year 2000 compliant, many others state that they can not represent that they have achieved compliance or guarantee the efficacy of their remediation efforts. Many vendors state that the problem is too complex for such a claim to have legitimacy; that efforts to solve Year 2000 problems are merely in the nature of risk mitigation; and that success in such efforts will be measured, with hindsight, by the minimization of the level of technical failures and by the prompt identification and repair of failures.

         The analysis of the Company's embedded systems and the information collected regarding vendor readiness will be used to formulate a contingency plan with respect to reasonably identifiable items of equipment and supply of materials that are critical to the Company's operations. These analyses and plans are not complete. No assurance can be made that the Company's computer systems and software, embedded systems in non-computer equipment, and vendors will be Year 2000 compliant in a timely or cost-effective manner. The failure of certain third parties (such as Procter & Gamble, Amgen, Sumitomo Pharmaceuticals, Merck, and utility and communications companies) to operate in a normal and customary manner and to maintain Year 2000 compliance (or to assure that their vendors and suppliers are Year 2000 compliant) could have a material adverse effect on the operations and financial condition of Regeneron. It is possible that Regeneron could be adversely affected by the failure of other third parties to be year 2000 compliant even though these third parties do not directly conduct business with Regeneron. It is not possible to guarantee that the Company's Year 2000 contingency plan will succeed or be timely.

         The costs of addressing Year 2000 issues have been minor to date, but may increase if substantial consultant or personnel resources are required or if operationally-critical equipment must be remediated or replaced, or if back-up energy sources must be secured (assuming such personnel, equipment, or back-up energy sources are reasonably available). Because the Company's analysis of Year 2000 issues is incomplete, at this time management cannot estimate the total expected costs of the Year 2000 problem. The risks that Year 2000 problems could present to the Company include, without limitation, disruption, delay, or cessation of manufacturing or other operations, including operations that are subject to regulatory compliance, and loss of research and manufacturing material and experiments that are difficult, costly, or impossible to replace. In each case, the correction of the problem could result in substantial expense and disruption or delay of the Company's operations.

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



                                    PART III

Item 10. Directors and Officers of the Registrant

         Information with respect to directors and executive officers is incorporated by reference to the material captioned "Election of Directors," "Executive Officers of the Registrant," and "Compliance with Section 16(b) of the Securities Exchange Act of 1934" in the Regeneron Pharmaceuticals, Inc. Proxy Statement to be filed in connection with solicitation of proxies for its Annual Meeting of Shareholders to be held on June 11, 1999.

Item 11. Executive Compensation

         The information called for by this item is incorporated by reference to the material captioned "Executive Compensation" and "Election of Directors" in the Regeneron Pharmaceuticals, Inc. Proxy Statement to be filed in connection with solicitation of proxies for its Annual Meeting of Shareholders to be held on June 11, 1999.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The information called for by this item is incorporated by reference to the material captioned "Security Ownership of Management" and "Security Ownership of Certain Beneficial Owners" in the Regeneron Pharmaceuticals, Inc. Proxy Statement to be filed in connection with solicitation of proxies for its Annual Meeting of Shareholders to be held on June 11, 1999.

Item 13. Certain Relationships and Related Transactions

         The information called for by this item is incorporated by reference to the material captioned "Certain Relationships and Related Transactions" in the Regeneron Pharmaceuticals, Inc. Proxy Statement to be filed in connection with solicitation of proxies for its Annual Meeting of Shareholders to be held on June 11, 1999.

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

         3.       Exhibits


      Exhibit
      Number   Description
      -------  -----------
        3.1     (a)     - Restated Certificate of Incorporation of Regeneron
                          Pharmaceuticals, Inc. as of June 21, 1991.

        3.2             - By-Laws of the Company, currently in effect (amended as of
                          January 22, 1995).

       10.1     (b)     - Certificate of Amendment of the Restated Certificate of
                          Incorporation of Regeneron Pharmaceuticals, Inc., as of
                          October 18, 1996.

       10.2     (c)*    - Technology Development Agreement dated as of March 20, 1989, between the Company and Sumitomo Chemical Company, Limited.

       10.3     (c)*    - Neurotrophic Factor Agreement (License Agreement) dated as of May 10, 1988, between the Company and Max Planck
                          Institute fur Psychiatrie.

       10.4     (c)*    - Collaboration Agreement dated August 31, 1990, between the
                          Company and Amgen Inc.

       10.5     (c)     - 1990 Amended and Restated Long-Term Incentive Plan.

       10.6     (d)*    - License Agreement dated as of October 7, 1992, between the
                          Company and The Regents of the University of California.

       10.7     (e)*    - Research and Development Agreement dated as of June 2,
                          1994, between the Company and Sumitomo Pharmaceuticals
                          Company, Ltd.

       10.8     (f)*    - Manufacturing Agreement dated as of September 18, 1995,
                          between the Company and Merck & Co., Inc.

       10.9     (g)     - Warrant Agreement dated as of April 15, 1996, between the
                          Company and Amgen Inc.

       10.10    (g)     - Registration Rights Agreement dated as of April 15, 1996, between the Company and Amgen Inc.

       10.11    (g)     - Warrant Agreement dated as of June 27, 1996, between the
                          Company and Medtronic, Inc.

       10.12    (g)     - Registration Rights Agreement dated as of June 27, 1996, between the Company and Medtronic, Inc.

       10.13    (h)     - Rights Agreement, dated as of September 20, 1996, between
                          Regeneron Pharmaceuticals, Inc. and ChaseMellon Shareholder
                          Services L.L.C., as Rights Agent, including the form of
                          Rights Certificate as Exhibit B thereto.

       10.14    (i)     - Stock Purchase Agreement dated as of December 11, 1996,
                          between the Company and Procter & Gamble Pharmaceuticals,
                          Inc.

       10.15    (i)     - Registration Rights Agreement dated as of December 11, 1996, between the Company and Procter & Gamble Pharmaceuticals,
                          Inc.

       10.16    (j)     - Securities Purchase Agreement dated as of May 13, 1997,
                          between the Company and The Procter & Gamble Company.

       10.17    (j)     - Warrant Agreement dated as of May 13, 1997, between the
                          Company and The Procter & Gamble Company.

       10.18    (j)     - Registration Rights Agreement dated as of May 13, 1997,
                          between the Company and The Procter & Gamble Company.

       10.19    (j)*    - Multi-Project Collaboration Agreement dated as of May 13,
                          1997, between the Company and The Procter & Gamble Company.


       10.20    (k)*    - First Amendment to the Multi-Project Collaboration Agreement
                          dated May 13, 1997, between the Company and The Procter &
                          Gamble Company, dated as of September 29, 1997.

       10.21    (l)     - Employment Agreement, dated as of February 12, 1998 between the Company and Leonard S. Schleifer, M.D., Ph.D.

       23.1             - Consent of PricewaterhouseCoopers LLP

       23.2             - Consent of Ernst & Young LLP, Independent Auditors.

       24               - Power of Attorney.

       27               - Financial Statement Data for year ending December 31, 1998.

      --------------------------------------------------------------------------

      Description:
      ------------

                   (a)      Incorporated by reference from the Form 10-Q for Regeneron
                            Pharmaceuticals, Inc. for the quarter ended June 30, 1991, filed August 13, 1991.

                   (b)      Incorporated by reference from the Form 10-Q for Regeneron
                            Pharmaceuticals, Inc. for the quarter ended September 30,
                            1996, filed November 5, 1996.

                   (c)      Incorporated by reference from the Company's registration
                            statement on Form S-1 (file number 33-39043).

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

                   (g)      Incorporated by reference from the Form 10-Q for Regeneron
                            Pharmaceuticals, Inc. for the quarter ended June 30, 1996, filed August 14, 1996.

                   (h)      Incorporated by reference from the Form 8-A for Regeneron
                            Pharmaceuticals, Inc. filed October 15, 1996.

                   (i)      Incorporated by reference from the Form 10-K for Regeneron
                            Pharmaceuticals, Inc. for the fiscal year ended December 31,
                            1996, filed March 26, 1997.

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

                   (l)      Incorporated by reference from the Form 10-K for Regeneron
                            Pharmaceuticals, Inc. for the fiscal year ended December 31,
                            1997, filed March 26, 1998.

                   *        Portions of this document have been omitted and filed
                            separately with the Commission pursuant to requests for
                            confidential treatment pursuant to Rule 24b-2.

(B)      Reports on Form 8-K

         None.

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   New York, New York
         March 25, 1999

                                       REGENERON PHARMACEUTICALS, INC.

                                       By: /s/ LEONARD S. SCHLEIFER
                                           -------------------------------------
                                           Leonard S. Schleifer, M.D., Ph.D.
                                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant in the capacities indicated on March 25, 1999.

              Signature                                      Title
              ---------                                      -----

  /s/ LEONARD S. SCHLEIFER,                    President, Chief Executive
--------------------------------------         Officer, and Director
  Leonard S. Schleifer, M.D., Ph.D.

  /s/ MURRAY A. GOLDBERG                       Vice President, Finance &
--------------------------------------         Administration, Chief Financial
  Murray A. Goldberg                           Officer, and Treasurer (Principal
                                               Financial Officer)

  /s/ DOUGLAS S. MCCORKLE                      Controller and Assistant
--------------------------------------         Treasurer (Chief Accounting
  Douglas S. McCorkle                          Officer)

               *                               Chairman of the Board
--------------------------------------
  P. Roy Vagelos, M.D.

               *                               Director
--------------------------------------
  Charles A. Baker

               *                               Director
--------------------------------------
  Michael S. Brown, M.D.

               *                               Director
--------------------------------------
  Alfred G. Gilman, M.D., Ph.D.

               *                               Director
--------------------------------------
  Joseph L. Goldstein, M.D.

               *                               Director
--------------------------------------
  Fred A. Middleton

               *                               Director
--------------------------------------
  Eric M. Shooter, Ph.D.

                                               Director
--------------------------------------
  George L. Sing

*By /s/ PAUL LUBETKIN
    ----------------------------------
        Paul Lubetkin
        (Attorney-in-Fact)

                         REGENERON PHARMACEUTICALS, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                           Page
Regeneron Pharmaceuticals, Inc.                                          Numbers
                                                                         -------

     Report of Independent Accountants                                   F-2

     Balance Sheets at December 31, 1998 and 1997                        F-3

     Statements of Operations for the years ended December 31,
        1998, 1997, and 1996                                             F-4

     Statements of Stockholders' Equity for the years ended
        December 31, 1998, 1997, and 1996                                F-5

     Statements of Cash Flows for the years ended December 31,
        1998, 1997, and 1996                                             F-6

     Notes to Financial Statements                                   F-7 to F-20

Amgen-Regeneron Partners

     Report of Ernst & Young LLP, Independent Auditors                   F-22

     Balance Sheets at December 31, 1998 and 1997                        F-23

     Statements of Operations for the years ended December 31,
        1998, 1997, and 1996                                             F-24

     Statements of Changes in Partners' Capital for the years
        ended December 31, 1998, 1997, and 1996                          F-25

     Statements of Cash Flows for the years ended December 31,
        1998, 1997, and 1996                                             F-26

     Notes to Financial Statements                                  F-27 to F-31


================================================================================
                                       F-1

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Regeneron Pharmaceuticals, Inc.:

         In our opinion, based upon our audits and the report of other auditors, the accompanying balance sheets and the related statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Regeneron Pharmaceuticals, Inc. (the "Company") at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Amgen-Regeneron Partners (the "Partnership"), an entity which is fifty percent owned by the Company, as of December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1998. The Company's investment in the Partnership is accounted for in accordance with the equity method of accounting and constitutes less than two percent of the Company's total assets at December 31, 1998 and 1997. For the years ended December 31, 1998, 1997 and 1996, the Company recorded its pro rata share of the Partnership's net loss of approximately $2.4 million, $3.4 million and $14.3 million, respectively. The Partnership's financial statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for the Partnership, is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for the opinion expressed above.

                                        PricewaterhouseCoopers LLP

New York, New York
February  5, 1999


================================================================================
                                       F-2

                         REGENERON PHARMACEUTICALS, INC.
                                 BALANCE SHEETS
                           December 31, 1998 and 1997
                        (In thousands, except share data)

                                                      ASSETS                       1998              1997
                                                                              --------------    --------------

Current assets
    Cash and cash equivalents                                                       $19,757           $28,921
    Marketable securities                                                            66,022            63,602
    Receivable due from The Procter & Gamble Company                                  3,169             2,403
    Receivable due from Merck & Co., Inc.                                             1,665             1,707
    Receivable due from Amgen-Regeneron Partners                                        709               356
    Receivable due from Sumitomo Pharmaceuticals Company, Ltd.                          167             2,115
    Prepaid expenses and other current assets                                         1,412               536
                                                                              --------------    --------------
       Total current assets                                                          92,901            99,640

Marketable securities                                                                27,751            35,518
Investment in Amgen-Regeneron Partners                                                3,091               364
Property, plant, and equipment, at cost, net of accumulated depreciation
    and amortization                                                                 33,019            32,713
Other assets                                                                            153               145
                                                                              --------------    --------------
       Total assets                                                                $156,915          $168,380
                                                                              ==============    ==============

                                        LIABILITIES and STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable and accrued expenses                                            $5,551            $4,663
    Deferred revenue, current portion                                                 2,735             4,182
    Capital lease obligations, current portion                                        1,051             1,770
    Note payable, current portion                                                        65                73
                                                                              --------------    --------------
       Total current liabilities                                                      9,402            10,688

Deferred revenue                                                                     12,938            14,801
Capital lease obligations                                                             1,457             2,077
Note payable                                                                          1,609             1,675
Other liabilities                                                                       282               242

Commitments and contingencies

Stockholders' equity
    Preferred stock, $.01 par value; 30,000,000 shares authorized;
       issued and outstanding - none
    Class A Stock, convertible, $.001 par value; 40,000,000 shares authorized;
         3,630,786 shares issued and outstanding in 1998
         4,117,540 shares issued and outstanding in 1997                                  4                 4
    Common Stock, $.001 par value; 60,000,000 shares authorized;
        27,386,858 shares issued and outstanding in 1998
        26,804,941 shares issued and outstanding in 1997                                 27                27
    Additional paid-in capital                                                      308,561           308,109
    Unearned compensation                                                              (360)             (720)
    Accumulated deficit                                                            (177,233)         (168,608)
    Accumulated other comprehensive income                                              228                85
                                                                              --------------    --------------
       Total stockholders' equity                                                   131,227           138,897
                                                                              --------------    --------------
       Total liabilities and stockholders' equity                                  $156,915          $168,380
                                                                              ==============    ==============

    The accompanying notes are an integral part of the financial statements.


================================================================================
                                       F-3

                         REGENERON PHARMACEUTICALS, INC.
                            STATEMENTS OF OPERATIONS
              for the years ended December 31, 1998, 1997, and 1996
                      (In thousands, except per share data)

                                                                 1998                   1997                  1996
                                                          -------------------    -------------------   --------------------


Revenues
      Contract research and development                              $19,714                $17,400                $17,303
      Research progress payments                                       9,500                  5,000
      Contract manufacturing                                           9,113                  4,458                  2,451
      Investment income                                                6,866                  6,242                  4,360
                                                          -------------------    -------------------   --------------------
                                                                      45,193                 33,100                 24,114
                                                          -------------------    -------------------   --------------------


Expenses
      Research and development                                        37,047                 27,770                 28,269
      Loss in Amgen-Regeneron Partners                                 2,484                  3,403                 14,250
      General and administrative                                       5,838                  5,765                  5,880
      Depreciation and amortization                                    3,019                  4,389                  6,084
      Contract manufacturing                                           5,002                  2,617                  1,115
      Interest                                                           428                    735                    940
                                                          -------------------    -------------------   --------------------
                                                                      53,818                 44,679                 56,538
                                                          -------------------    -------------------   --------------------

Net loss                                                             ($8,625)              ($11,579)              ($32,424)
                                                          ===================    ===================   ====================

Net loss per share, basic and diluted                                 ($0.28)                ($0.40)                ($1.33)
                                                          ===================    ===================   ====================

    The accompanying notes are an integral part of the financial statements.


================================================================================
                                       F-4

                         REGENERON PHARMACEUTICALS, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

              for the years ended December 31, 1998, 1997, and 1996

                                 (In thousands)

                                                                                         Additional
                                               Class A Stock         Common Stock         Paid-in        Unearned
                                         ----------------------  ----------------------
                                           Shares       Amount    Shares       Amount      Capital      Compensation
                                         -----------  ---------  ----------  ----------  -------------  ---------------

Balance, December 31, 1995                    5,404         $5      16,465        $17        $193,594         ($1,440)

Issuance of Common Stock for
  settlement of an obligation                                          153                      2,000
Amortization of unearned compensation                                                                             360
Issuance of equity securities to
  Amgen Inc.                                                          3,000          3          47,997
Issuance of equity securities to
  Medtronic, Inc.                                                      461                     10,000
Amounts received in connection with
  the Stock Purchase Agreement with
  Procter & Gamble Pharmaceuticals,
  Inc.                                                                                         10,000
Cost associated with issuance of
equity securities                                                                                (205)
Issuance of Common Stock in connection
with exercise of stock options                                         210                      1,357
Conversion of Class A Stock to
Common Stock                                 (1,031)        (1)      1,031          1
Retirement of treasury stock                    (17)
Net loss, 1996
Change in net unrealized gain
on marketable securities
                                         ------------------------------------------------------------------------------

        Balance, December 31, 1996            4,356          4      21,320         21         264,743          (1,080)


Amortization of unearned compensation                                                                             360
Shares issued to Procter & Gamble
  Pharmaceuticals, Inc. in connection
  with the 1996 Stock Purchase
  Agreement                                                            800          1              (1)
Issuance of equity securities to The
  Proctor & Gamble Company                                           4,350          5          42,930
Cost associated with issuance of
  equity securities                                                                               (31)
Issuance of Common Stock in connection
  with exercise of stock options                                        97                        468
Conversion of Class A Stock to
  Common Stock                                 (238)                   238
Net loss, 1997
Change in net unrealized gain
  on marketable securities
                                         ------------------------------------------------------------------------------
        Balance, December 31, 1997            4,118          4      26,805         27         308,109            (720)


Amortization of unearned compensation                                                                             360
Issuance of Common Stock in connection
  with exercise of stock options                                        95                        452
Conversion of Class A Stock to
  Common Stock                                 (487)                   487
Net loss, 1998
Change in net unrealized gain
  on marketable securities
                                         ------------------------------------------------------------------------------
        Balance, December 31, 1998            3,631         $4      27,387        $27        $308,561           ($360)
                                         ==============================================================================



                                                             Accumulated Other     Class A Stock       Total
                                           Accumulated        Comprehensive       Held in Treasury  Stockholders'   Comprehensive
                                                                                  ----------------
                                             Deficit             Income           Shares   Amount     Equity            Loss
                                         ----------------  --------------------   ------   -------  -------------  ----------------

Balance, December 31, 1995                     ($124,605)                 $286       17                  $67,857

Issuance of Common Stock for
  settlement of an obligation                                                                              2,000
Amortization of unearned compensation                                                                        360
Issuance of equity securities to
  Amgen Inc.                                                                                              48,000
Issuance of equity securities to
  Medtronic, Inc.                                                                                         10,000
Amounts received in connection with
  the Stock Purchase Agreement with
  Procter & Gamble Pharmaceuticals,
  Inc.                                                                                                    10,000
Cost associated with issuance of
equity securities                                                                                          (205)
Issuance of Common Stock in connection
with exercise of stock options                                                                            1,357
Conversion of Class A Stock to
Common Stock
Retirement of treasury stock                                                        (17)
Net loss, 1996                                   (32,424)                                                (32,424)         ($32,424)
Change in net unrealized gain
on marketable securities                                                   (14)                              (14)              (14)
                                         ------------------------------------------------------------------------------------------

        Balance, December 31, 1996              (157,029)                  272                           106,931          ($32,438)
                                                                                                                   ================

Amortization of unearned compensation                                                                        360
Shares issued to Procter & Gamble
  Pharmaceuticals, Inc. in connection
  with the 1996 Stock Purchase
  Agreement
Issuance of equity securities to The
  Proctor & Gamble Company                                                                                42,935
Cost associated with issuance of
  equity securities                                                                                          (31)
Issuance of Common Stock in connection
  with exercise of stock options                                                                             468
Conversion of Class A Stock to
  Common Stock
Net loss, 1997                                   (11,579)                                                (11,579)         ($11,579)
Change in net unrealized gain
  on marketable securities                                                (187)                             (187)             (187)
                                         ------------------------------------------------------------------------------------------
        Balance, December 31, 1997              (168,608)                   85                           138,897          ($11,766)
                                                                                                                   ================

Amortization of unearned compensation                                                                        360
Issuance of Common Stock in connection
  with exercise of stock options                                                                             452
Conversion of Class A Stock to
  Common Stock
Net loss, 1998                                    (8,625)                                                 (8,625)          ($8,625)
Change in net unrealized gain
  on marketable securities                                                 143                               143               143
                                         ------------------------------------------------------------------------------------------
        Balance, December 31, 1998             ($177,233)                 $228                          $131,227           ($8,482)
                                         ==========================================================================================

    The accompanying notes are an integral part of the financial statements.


================================================================================
                                       F-5

                         REGENERON PHARMACEUTICALS, INC.
                            STATEMENTS OF CASH FLOWS
              for the years ended December 31, 1998, 1997, and 1996
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)



                                                                            1998             1997            1996
                                                                        --------------   -------------   --------------

Cash flows from operating activities
   Net loss                                                                   ($8,625)       ($11,579)        ($32,424)
                                                                        --------------   -------------   --------------
   Adjustments to reconcile net loss to net cash
     used in operating activities
     Loss in Amgen-Regeneron Partners                                           2,484           3,403           14,250
     Depreciation and amortization                                              3,019           4,389            6,084
     Stock issued in consideration for services rendered                          360             360              360
     Changes in assets and liabilities
       Increase in amounts due from The Procter & Gamble Company                 (766)         (2,403)
       Decrease (increase) in amounts due from Merck & Co., Inc.                   42             109           (1,544)
       (Increase) decrease in amounts due from Amgen-Regeneron Partners          (353)             90              223
       Decrease (increase) in amounts due from
         Sumitomo Pharmaceuticals Co., Ltd                                      1,948             (43)            (323)
       Increase in investment in Amgen-Regeneron Partners                      (5,211)         (2,562)         (14,182)
       (Increase) decrease in prepaid expenses and other assets                  (884)             35              356
       (Decrease) increase in deferred revenue                                 (3,310)          1,604            7,287
       Increase (decrease) in accounts payable, accrued expenses,
         and other liabilities                                                  1,094             518             (369)
                                                                        --------------   -------------   --------------
                Total adjustments                                              (1,577)          5,500           12,142
                                                                        --------------   -------------   --------------
         Net cash used in operating activities                                (10,202)         (6,079)         (20,282)
                                                                        --------------   -------------   --------------

Cash flows from investing activities
   Purchases of marketable securities                                         (87,973)       (112,611)         (74,607)
   Sales of marketable securities                                              93,463          75,858           38,926
   Capital expenditures                                                        (3,049)         (2,146)          (8,622)
                                                                        --------------   -------------   --------------
         Net cash provided by (used in) investing activities                    2,441         (38,899)         (44,303)
                                                                        --------------   -------------   --------------

Cash flows from financing activities
   Net proceeds from the issuance of stock                                        452          43,372           69,964
   Principal payments on note payable                                             (74)            (78)             (83)
   Capital lease payments                                                      (1,781)         (3,870)          (3,557)
                                                                        --------------   -------------   --------------
         Net cash (used in) provided by financing activities                   (1,403)         39,424           66,324
                                                                        --------------   -------------   --------------

         Net (decrease) increase in cash and cash equivalents                  (9,164)         (5,554)           1,739

Cash and cash equivalents at beginning of period                               28,921          34,475           32,736
                                                                        --------------   -------------   --------------

         Cash and cash equivalents at end of period                           $19,757         $28,921          $34,475
                                                                        ==============   =============   ==============


Supplemental disclosure of cash flow information
   Cash paid for interest                                                        $388            $676             $860
                                                                        ==============   =============   ==============

    The accompanying notes are an integral part of the financial statements.


================================================================================
                                       F-6

                        REGENERON PHARMACEUTICALS, INC.
                         NOTES TO FINANCIAL STATEMENTS
             for the years ended December 31, 1998, 1997, and 1996
                 (Dollars in thousands, except per share data)

1.  Organization and Business

         Regeneron Pharmaceuticals, Inc. (the "Company" or "Regeneron") was incorporated in January 1988 in the State of New York. The Company is engaged in research and development programs to discover and commercialize therapeutics to treat human disorders and conditions. The Company's operations are all conducted under a single business segment. The Company's facilities are located in New York. The Company's business is subject to certain risks including, but not limited to uncertainties relating to conducting pharmaceutical research, obtaining regulatory approvals, commercializing products, and obtaining and enforcing patents.

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

         Net Loss Per Share

         Net loss per share, basic and diluted, is computed on the basis of the net loss for the period divided by the weighted average number of shares of Common Stock and Class A Stock outstanding during the period. The diluted net loss per share for all periods presented excludes the number of shares issuable upon exercise of outstanding stock options and warrants since such inclusion would be antidilutive. Disclosures required by SFAS No. 128 have been included in Note 14.

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

                        REGENERON PHARMACEUTICALS, INC.
                   NOTES TO FINANCIAL STATEMENTS (Continued)
                 (Dollars in thousands, except per share data)


         Concentrations of Credit Risk

         Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents, marketable securities, and receivables from The Procter & Gamble Company, Amgen-Regeneron Partners, Sumitomo Pharmaceuticals Company, Ltd., and Merck & Co., Inc. The Company generally invests its excess cash in obligations of the U.S. government and its agencies, bank deposits, and investment grade debt securities issued by corporations, governments, and financial institutions. The Company has established guidelines that relate to credit quality, diversification, and maturity, and that limit exposure to any one issue of securities.

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

         Stock-based Employee Compensation

         The accompanying financial position and results of operations of the Company have been prepared in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"). Under APB No. 25, generally, no compensation expense is recognized in the accompanying financial statements in connection with the awarding of stock option grants to employees provided that, as of the grant date, all terms associated with the award are fixed and the quoted market price of the Company's stock, as of the grant date, is equal to or less than the amount an employee must pay to acquire the stock, as defined.

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

         Adoption of Statement of Financial Accounting Standards No. 130

         The Company has adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130"). Comprehensive loss represents the change in net assets of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss of the Company includes net loss adjusted for the change in net unrealized gain or loss on marketable securities. The net effect of income taxes on comprehensive loss is immaterial. The disclosures required by SFAS No. 130 for the years ended December 31, 1998, 1997, and 1996 have been included in the Statements of Stockholders' Equity.

         Impact of the Future Adoption of Recently Issued Accounting Standards

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

         Statement of Cash Flows

         Supplemental disclosure of noncash investing and financing activities:

         Capital lease obligations of approximately $0.4 million, $0.8 million, and $2.9 million were incurred when the Company acquired new equipment in 1998, 1997, and 1996, respectively.

                        REGENERON PHARMACEUTICALS, INC.
                   NOTES TO FINANCIAL STATEMENTS (Continued)
                 (Dollars in thousands, except per share data)


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

         Included in accounts payable and accrued expenses at December 31, 1998, 1997, and 1996 were approximately $0.5 million, $0.6 million, and $0.8 million of capital expenditures, respectively.

         Reclassifications

         Certain reclassifications have been made to the financial statements for 1996 to conform with the current year's presentation.

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

         The following tables summarize the amortized cost basis of marketable securities, the aggregate fair value of marketable securities, and gross unrealized holding gains and losses at December 31, 1998 and 1997:



                                                Amortized         Fair                     Unrealized Holding
                                                                                           ------------------
At December 31, 1998                            Cost Basis        Value            Gains      (Losses)             Net
--------------------                            ----------        -----            -----      --------             ---
Maturities within one year
   Corporate debt securities                       $33,155        $33,169            $16           ($2)            $14
   U.S. Government securities                       32,703         32,853            150             -             150
                                                    ------         ------            ---            --             ---
                                                    65,858         66,022            166            (2)            164
                                                    ------         ------            ---            --             ---
Maturities between one and three years
   Corporate debt securities                         5,069          5,061              1            (9)            (8)
   U.S. Government securities                       22,618         22,690             76            (4)             72
                                                    ------         ------             --            ---             --
                                                    27,687         27,751             77           (13)             64
                                                    ------         ------             --           ----             --
                                                   $93,545        $93,773           $243          ($15)           $228
                                                   =======        =======           ====          =====           ====
At December 31, 1997
--------------------
Maturities within one year                         $52,471        $52,504            $35           ($2)            $33
   Corporate debt securities                        11,097         11,098              5            (4)              1
                                                    ------         ------              -            ---              -
   U.S. Government securities                       63,568         63,602             40            (6)             34
                                                    ------         ------             --            ---             --

Maturities between one and three years
   Corporate debt securities                         5,029          5,026              1            (4)            (3)
   U.S. Government securities                       30,438         30,492             67           (13)             54
                                                    ------         ------             --           ----             --
                                                    35,467         35,518             68           (17)             51
                                                    ------         ------             --           ----             --
                                                   $99,035        $99,120           $108          ($23)            $85
                                                   =======        =======           ====          =====            ===



         Realized gains and losses are included as a component of investment income. For the years ended December 31, 1998, 1997, and 1996, gross realized gains and losses were not significant. In computing realized gains and losses, the Company computes the cost of its investments on a specific identification basis. Such cost includes the direct costs to acquire the securities, adjusted for the amortization of any discount or premium. The fair value of marketable securities has been estimated based on quoted market prices.

                        REGENERON PHARMACEUTICALS, INC.
                   NOTES TO FINANCIAL STATEMENTS (Continued)
                 (Dollars in thousands, except per share data)


4.  Property, Plant, and Equipment

         Property, plant, and equipment as of December 31, 1998 and 1997 consist of the following:



                                                                  1998                  1997
                                                                  ----                  ----
Land                                                             $    475              $   475
Building and improvements                                          30,463               22,744
Leasehold improvements                                              7,141                6,180
Construction in progress                                                                 7,679
Laboratory and other equipment                                     19,366               17,779
Furniture, fixtures, and computer equipment                         2,186                1,449
                                                                 --------                -----
                                                                   59,631               56,306
Less, accumulated depreciation and amortization                   (26,612)             (23,593)
                                                                 --------             --------
                                                                  $33,019              $32,713
                                                                  =======              =======


         Depreciation and amortization expense on property, plant, and equipment amounted to approximately $3.0 million, $4.4 million, and $4.8 million, for the years ended December 31, 1998, 1997, and 1996, respectively.

5.  Accounts Payable and Accrued Expenses

         Accounts payable and accrued expenses as of December 31, 1998 and 1997 consist of the following:


                                                                1998                      1997
                                                                ----                      ----
Accounts payable                                                $2,223                   $ 2,947
Accrued payroll and related costs                                1,346                       654
Accrued clinical trial expense                                   1,336                       320
Accrued expenses, other                                            359                       392
Deferred compensation                                              287                       350
                                                                 -----                     -----
                                                                $5,551                   $ 4,663
                                                                ======                   =======


6.  Stockholders' Equity

         The Company's Amended Certificate of Incorporation provides for the issuance of up to 40 million shares of Class A Stock, par value $0.001 per share, and 60 million shares of Common Stock, par value $0.001 per share. Each share of Class A Stock is convertible, at any time, at the option of the holder into shares of Common Stock on a share-for-share basis and holders of Class A Stock have rights and privileges identical to Common Stockholders except that Class A Stockholders are entitled to ten votes per share while Common Stockholders are entitled to one vote per share. Class A Stock may only be transferred to specified Permitted Transferees, as defined. The Company's Board of Directors (the "Board") is authorized to issue up to 30 million shares of preferred stock, in series, with rights, privileges, and qualifications of each series determined by the Board.

         During January 1995, the Company entered into an agreement with the Chairman of the Board. As partial consideration for services to be rendered, the agreement provided for the Company to sell the Chairman 600,000 restricted shares of Common Stock ("Restricted Shares"), in consideration for $0.3 million, and to grant 285,000 stock options. The Restricted Shares are nontransferable with such restriction lapsing ratably over a five year period. In accordance with generally accepted accounting principles, the Company is recognizing compensation expense for the difference between the fair market value of the Common Stock on the date the agreement was signed and the purchase price of the Restricted Shares on a pro rata basis over five years as the restriction on the Restricted Shares lapses. The unamortized balance of unearned compensation at December 31, 1998 (approximately $0.4 million) has been included as a reduction to stockholders' equity. For the years ended December 31, 1998, 1997, and 1996, the Company recognized compensation expense of approximately $0.4 million in each year. The stock options, which have been issued under the Company's Amended and Restated 1990 Long-Term Incentive Plan, entitle the holder to purchase an equal number of shares of Common Stock at a per share price of $3.50, the fair market value of the Common Stock on the date of grant. The options vest over a five year period.

                        REGENERON PHARMACEUTICALS, INC.
                   NOTES TO FINANCIAL STATEMENTS (Continued)
                 (Dollars in thousands, except per share data)

         During September 1996, the Company announced that it adopted a Shareholder Rights Plan in which Rights were distributed as a dividend at the rate of one Right for each share of Common Stock and Class A Stock (collectively, "Stock") held by shareholders of record as of the close of business on October 18, 1996. Each Right initially entitles the registered holder to buy a unit ("Unit") consisting of one-one thousandth of a share of Series A Junior Participating Preferred Stock ("A Preferred Stock") at a purchase price of $120 per Unit (the "Purchase Price"). Initially the Rights were attached to all Stock certificates representing shares then outstanding, and no separate Rights certificate were distributed. The Rights will separate from the Stock and a "distribution date" will occur upon the earlier of (i) ten days after a public announcement that a person or group of affiliated or associated persons, excluding certain defined persons, (an "Acquiring Person") has acquired, or has obtained the right to acquire, beneficial ownership of 20% or more of the outstanding shares of Stock or (ii) ten business days following the commencement of a tender offer or exchange offer that would result in a person or group beneficially owning 20% or more of such outstanding shares of Stock. The Rights are not exercisable unless a distribution date occurs and will expire at the close of business on October 18, 2006 unless earlier redeemed by the Company, subject to certain defined restrictions, for $.01 per Right. In the event that an Acquiring Person becomes the beneficial owner of 20% or more of the then outstanding shares of Stock (unless such acquisition is made pursuant to a tender or exchange offer for all outstanding shares of the Company, at a price determined by a majority of the independent directors of the Company who are not representatives, nominees, affiliates, or associates of an Acquiring Person to be fair and otherwise in the best interest of the Company and its shareholders after receiving advice from one or more investment banking firms), each Right will entitle the holder to purchase, at the Right's then current exercise price, common shares (or, in certain circumstances, cash, property or other securities of the Company) having a value twice the Right's Exercise Price. The Right's Exercise Price is the Purchase Price times the number of shares of Common Stock associated with each Right (initially, one). Upon the occurrence of any such events, the Rights held by an Acquiring Person become null and void. In certain circumstances, a Right entitles the holder to receive, upon exercise, shares of common stock of an acquiring company having a value equal to two times the Right's Exercise Price.

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

7.  Commitments and Contingencies

         a.  Operating Leases

         The Company leases laboratory and office space under an operating lease agreement which expires on June 30, 2003. The lease, as amended, provides for base rent plus additional rental charges for utilities, increases in taxes and operating expenses, as defined. The Company has a renewal option to extend the lease for an additional five years.

         The Company leases certain laboratory and office equipment under operating leases which expire at various times through 2002.

         At December 31, 1998, the future minimum noncancelable lease commitments under operating leases were as follows:

                           Laboratory and
          December 31,     Office Space       Equipment     Total
          ------------     ------------       ---------     -----
              1999               $2,825            $111    $2,936
              2000                2,997              94     3,091
              2001                3,077              23     3,100
              2002                3,077               2     3,079
              2003                1,538               -     1,538
                                  -----       ---------     -----
                                $13,514            $230   $13,744
                                =======       =========   =======

                        REGENERON PHARMACEUTICALS, INC.
                   NOTES TO FINANCIAL STATEMENTS (Continued)
                 (Dollars in thousands, except per share data)

         Rent expense under operating leases was:

                                     Laboratory and
        Year Ending December 31,     Office Space    Equipment    Total
        ------------------------     ------------    ---------    -----
                  1998                     $2,466        $194    $2,660
                  1997                      2,711         459     3,170
                  1996                      2,738         669     3,407

         In addition to its rent expense for laboratory and office space, the Company paid contingent rental charges for utilities of approximately $0.1 million for the year ended December 31, 1998.

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

         As of December 31, 1998, minimum rental payments under all capital leases, including payments to acquire leased equipment, were as follows:

                                                                        Minimum
                  Year Ending December 31,                      Rental Payments
                  ------------------------                      ---------------
                            1999                                        $1,226
                            2000                                         1,188
                            2001                                           270
                            2002                                            97
                                                                       -------
                                                                         2,781
      Less, amounts representing interest                                 (273)
                                                                       -------
      Present value of net minimum capital lease payments               $2,508
                                                                       =======

         Leased equipment and building improvements included in property, plant, and equipment was approximately $4.4 million and $7.4 million at December 31, 1998 and 1997, respectively; related accumulated depreciation was approximately $2.3 million and $4.2 million for the same respective periods.

         c.   Note Payable

         The Company borrowed $2.0 million from the New York State Urban Development Corporation ("NYS UDC"). The terms of the note provide for monthly payments of principal and interest through December 2014. Outstanding borrowings accrue interest at an effective interest rate of approximately 7.3%. The note is collateralized by a first mortgage on the Company's land, building and improvements in Rensselaer, New York (book value at December 31, 1998 was approximately $28.0 million). The note also has various financial covenants which include a minimum ratio of current assets over current liabilities, as defined, and a minimum level of tangible net worth, as defined, of $35.0 million. In addition, the Company is not permitted to declare or pay dividends to its stockholders. The provisions of the note require the Company to meet certain defined levels of employment; otherwise, the interest rate on outstanding borrowings will increase to 2.0% above the prime rate (as defined) until the defined levels of employment are attained. As of January 1, 1997, 1998, and 1999, the Company had not met the defined levels of employment; however, the NYS UDC elected to only increase the interest rate by a nominal amount, the effects of which were not material to the financial statements. The estimated fair value of the Company's note payable to the NYS UDC at December 31, 1998 was approximately $2.0 million. The fair value was estimated based on the current rate offered to the Company for debt with similar terms.

                        REGENERON PHARMACEUTICALS, INC.
                   NOTES TO FINANCIAL STATEMENTS (Continued)
                 (Dollars in thousands, except per share data)


Principal payments under the note during each of the next five years, and thereafter, are as follows:

                                                      1999                  $65
                                                      2000                   63
                                                      2001                   63
                                                      2002                   63
                                                      2003                   64
                                                Thereafter                1,356
                                                                         ------
                                                                         $1,674
                                                                         ======
         d.  Research Collaboration and Licensing Agreements

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

         Certain Agreements, where the Company is required to pay fees, provide for the Company, upon 30 to 90-day written notice, to terminate such Agreements. During the three years ended December 31, 1998, the Company incurred expenses related to these Agreements of approximately $0.7 million, $0.3 million, and $0.5 million, respectively.

         e.  Deferred Compensation

         The Company has entered into compensation agreements with certain employees and outside consultants. These agreements require the Company to make certain payments in the future, as defined by the respective agreements. The Company provides for such expenditures over the employment/service period. Such accrual amounted to approximately $0.3 million and $0.4 million at December 31, 1998 and 1997, respectively.

8.  Collaboration Agreements

         a.  Amgen Inc.

         In August 1990, the Company entered into a collaboration agreement (the "Amgen Agreement") with Amgen Inc. ("Amgen") to develop and attempt to commercialize two proprietary products (BDNF and NT-3, individually the "Product," collectively the "Products"). The Amgen Agreement, among other things, provides for Amgen to fund defined amounts ("Minimum Annual Funding") of development costs of the Products and for Amgen and the Company to form a partnership ("Amgen-Regeneron Partners" or the "Partnership") to complete the development and to commercialize the Products after a defined level of development has occurred. In June 1993, the Partnership commenced operations, with Amgen and the Company holding equal ownership interests (subject to adjustment for any future inequities in capital contributions, as defined). The Partnership is the exclusive distributor of Products in the United States, and Amgen has received a license from the Company to market the Products outside the United States and outside Japan and certain Pacific Rim countries. The Company accounts for its investment in the Partnership in accordance with the equity method of accounting. Since the Partnership's inception, the Company has contributed capital to the Partnership of approximately $50.4 million. In 1998, 1997, and 1996, the Company recognized its share of the Partnership net loss in the amounts of approximately $2.5 million, $3.4 million, and $14.3 million, respectively, which represents 50% of the total Partnership net loss. As of December 31, 1998, the Company continues to be an equal partner in the Partnership.

         Payments from Amgen with respect to its Minimum Annual Funding obligation and from the Partnership in connection with services provided to the Partnership, are recognized as contract research and development revenue as earned. Such revenue for the years ended December 31, 1998, 1997, and 1996 totaled approximately $1.9 million, $1.5 million, and $5.8 million, respectively. Contract research and development payments received in advance are deferred and recognized as revenue when the related services are performed. In addition, the Amgen Agreement contains a provision whereby the Company will receive defined amounts ("Research Progress Payments") from Amgen when each Product reaches certain levels of development.

                        REGENERON PHARMACEUTICALS, INC.
                   NOTES TO FINANCIAL STATEMENTS (Continued)
                 (Dollars in thousands, except per share data)


         Selected financial data of the Partnership as of December 31, 1998 and 1997 and for the years ended December 31, 1998, 1997, and 1996, are as follows:


         Balance Sheet Data
         ------------------

                                                                             1998                      1997
                                                                             ----                      ----
              Cash and cash equivalents                                     $9,961                     $2,552
              Accounts  payable and accrued  expenses  due to
                  partners  (1)                                              3,779                      1,824
              Partners' capital accounts
                       Amgen                                                 3,091                        364
                       The Company                                           3,091                        364

--------

  (1) At December 31, 1998, includes approximately $0.7 million due the Company, less approximately $0.3 million payable by the Company to the Partnership. At December 31, 1997, includes approximately $0.4 million due the Company.


         Statement of Operations Data
         ----------------------------

                                                                     1998                   1997                  1996
                                                                   --------               --------              ---------
              Total revenue                                           $316                   $310                   $750
              Total expenses (2)                                    (5,284)                (7,116)               (29,250)
                                                                   --------               --------              ---------
              Net loss                                             ($4,968)               ($6,806)              ($28,500)
                                                                   ========               ========              =========

--------

  (2) Includes approximately $1.9 million, $1.5 million, and $5.8 million related to services provided by the Company for the years ended December 31, 1998, 1997, and 1996, respectively.

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

         b.  Sumitomo Pharmaceuticals Company, Ltd.

         In June 1994, the Company entered into a research and development agreement with Sumitomo Pharmaceuticals Company, Ltd. ("Sumitomo Pharmaceuticals") to collaborate in the research and development of BDNF in Japan. Sumitomo Pharmaceuticals paid the Company $13.0 million in June 1994 and agreed to pay $3.0 million annually on each January 1 from 1995 to 1998 (inclusive) for research payments. The research payments from Sumitomo Pharmaceuticals are recognized as contract research and development revenue over a twelve month period. The Company recognized contract research and development revenue with respect to research payments of approximately $3.0 million, for the years ended December 31, 1998, 1997, and 1996, respectively. Research payments from Sumitomo Pharmaceuticals that are received in advance are deferred and recognized as revenue when the related services are performed. At December 31, 1997, research payments of $3.0 million were deferred. In addition, Sumitomo Pharmaceuticals reimburses the Company for its activities in developing manufacturing processes for BDNF and supplying BDNF and other research materials to Sumitomo Pharmaceuticals ("manufacturing payments"). Such manufacturing payments, which are included in contract research and development revenue, totaled approximately $1.3 million, $7.6 million, and $8.5 million, in 1998, 1997, and 1996, respectively. In March 1998, Sumitomo Pharmaceuticals initiated a Phase I clinical trial of BDNF in Japan and, in August 1998, signed a license agreement with the Company for the development of BDNF in Japan. Pursuant to the license agreement, Sumitomo Pharmaceuticals made a $5.0 million milestone payment (reduced by $0.5 million of Japanese withholding tax) and will make additional payments upon the achievement of specified milestones. The amount received in 1998 is included in research progress payments.

         During 1989, Sumitomo Chemical Co., Ltd., an affiliate of Sumitomo Pharmaceuticals, entered into a stock purchase agreement whereby it purchased, for $4.4 million, 885,062 shares of Class C Preferred Stock. Such shares converted into 909,401 shares of Class A Stock in April 1991 at the time of the Company's initial public offering.

                        REGENERON PHARMACEUTICALS, INC.
                   NOTES TO FINANCIAL STATEMENTS (Continued)
                 (Dollars in thousands, except per share data)


         c.  Glaxo Wellcome plc

         During 1993, the Company entered into a collaborative research agreement with Glaxo Wellcome plc ("Glaxo"). Products that are developed by the joint efforts of Glaxo and the Company will be commercialized by one or more equally owned joint ventures. Glaxo also purchased 500,000 shares of the Company's Common Stock at a price of $20 per share.

         d.  Medtronic, Inc.

         During June 1996, the Company and Medtronic, Inc. ("Medtronic") entered into a worldwide exclusive joint development agreement (subsequently terminated during 1998), and Medtronic purchased from the Company 460,500 shares of Common Stock and 107,400 warrants for $10.0 million. The warrants have an exercise price of $21.72 per share, are fully exercisable, expire on June 26, 2001, and are subject to anti-dilution provisions and other defined adjustments.

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

         In May 1997, the Company entered into a ten-year multi-project collaboration agreement with The Procter & Gamble Company ("P&G") to discover, develop, and commercialize pharmaceutical products (the "P&G Agreement"), as well as a securities purchase agreement and other agreements. P&G agreed over the first five years of the various agreements to purchase up to $60.0 million in Regeneron equity. In June 1997, P&G completed the purchase of 4.35 million shares of the Company's Common Stock at $9.87 per share for a total of $42.9 million and received five year warrants to purchase an additional 1.45 million shares of the Company's stock at $9.87 per share. In addition, P&G agreed over the first five years of the various agreements to provide up to $94.7 million in support of Regeneron's research efforts related to the collaboration, of which the Company had received $6.7 million as of December 31, 1998. The P&G Agreement expanded and superceded the 1996 Agreement.

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

         In September 1997, the Company and P&G amended the P&G Agreement to include AXOKINE(Trademark) second generation ciliary neurotrophic factor and related molecules, and agreed initially to develop AXOKINE to treat obesity associated with Type II diabetes. P&G agreed to pay the Company as much as $15.0 million in additional funding, partly subject to achieving certain milestones related to AXOKINE. Of the $15.0 million, $5.0 million was paid in each of the years ended December 31, 1997 and 1998 upon the achievement of defined milestones. Such amounts are included in research progress payments.

         Contract research and development revenue related to the P&G Agreement, including payments related to AXOKINE, was $13.5 million in 1998 and $5.2 million in 1997. At December 31, 1998 and 1997, the P&G contract research revenue receivable was $3.2 million and $2.4 million, respectively.

9.    Manufacturing Agreement

         During 1995, the Company entered into a long-term manufacturing agreement with Merck & Co., Inc. (the "Merck Agreement") to produce an intermediate (the "Intermediate") for a Merck pediatric vaccine at the Company's Rensselaer, New York facility. The Company agreed to modify portions of its facility for manufacture of the Intermediate and to assist

                        REGENERON PHARMACEUTICALS, INC.
                   NOTES TO FINANCIAL STATEMENTS (Continued)
                 (Dollars in thousands, except per share data)

Merck in securing regulatory approval for such manufacture in the Company's facility. Once the facility is able to produce Intermediate, the Merck Agreement calls for the Company to manufacture Intermediate for Merck for six years (the "Production Period"), with certain minimum order quantities each year. As of December 31, 1998, the Production Period had not commenced. The Merck Agreement is expected to extend into 2005 and may be terminated at any time by Merck upon the payment by Merck of a termination fee.

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

         For the years ended December 31, 1998, 1997, and 1996, contract manufacturing revenue includes approximately $1.1 million, $1.1 million, and $1.0 million of Facility Fee, respectively, and $8.0 million, $3.4 million, and $1.4 million of Internal Costs, respectively. Deferred revenue-current portion included $0.2 million of Facility Fee and $1.8 million of Capital Costs at December 31, 1998, and $0.2 million of Facility Fee at December 31, 1997. At December 31, 1998 and 1997, deferred revenue-long-term portion included $12.9 million and $14.8 million of Capital Costs, respectively.

10.  Incentive and Stock Purchase Plans

         a.  Long-Term Incentive Plan

         During 1990, the Company established the Regeneron Pharmaceuticals, Inc. 1990 Long-Term Incentive Plan ("Incentive Plan"). The Incentive Plan, as amended, provides for a maximum of 5,400,000 shares of Common Stock for awards. Salaried employees who are officers or who are employed in an executive, administrative, or professional capacity, and nonemployees, including consultants and members of the Board of Directors, may receive awards as determined by a committee of independent directors ("Committee"). Awards generally vest on a pro rata basis over a three or five year period and have a term of ten years. The awards under the Incentive Plan include: (a) Restricted Share Rights, (b) Incentive Stock Rights, (c) Stock Options, (d) Stock Appreciation Rights, and (e) Performance Unit Rights.

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

                        REGENERON PHARMACEUTICALS, INC.
                   NOTES TO FINANCIAL STATEMENTS (Continued)
                 (Dollars in thousands, except per share data)

         The Incentive Plan contains provision for immediate vesting of awards upon a change in control of the Company, as defined.

         The Company may incur charges to operations in connection with these awards.

         Transactions involving stock option awards during 1996, 1997, and 1998 are summarized in the table below. Option exercise prices were equal to the market price of the Company's Common Stock on the date of grant. The total number of options exercisable at December 31, 1996, 1997, and 1998 was 943,118, 1,496,149, and 1,994,848 respectively, with weighted average exercise prices of $7.45, $7.37, and $7.49, respectively. As of December 31, 1998, shares available for future grants amounted to 745,497.


     -------------------------------------------------------------------------------------------------------------
                                                                         Number of           Weighted Average
                                                                          Shares              Exercise Price
                                                                          ------              --------------

     Stock options outstanding at December 31, 1995                       2,671,777              $6.15

     1996:        Stock options granted                                     658,827             $13.14
                  Stock options canceled                                   (198,643)            $11.17
                  Stock options exercised                                  (210,094)             $6.46
                                                                          ---------
                  Stock options outstanding at December 31, 1996          2,921,867              $7.36

     1997:        Stock options granted (1)                               1,016,310             $10.65
                  Stock options canceled (1)                               (225,150)            $12.80
                  Stock options exercised                                   (96,591)             $4.85
                                                                           --------
                  Stock options outstanding at December 31, 1997          3,616,436              $8.00


     1998:        Stock options granted                                   1,006,240              $8.61
                  Stock options canceled                                   (353,888)             $9.62
                  Stock options exercised                                   (95,163)             $4.75
                                                                           --------
                  Stock options outstanding at December 31, 1998          4,173,625              $8.08
                                                                          =========

     -------------------------------------------------------------------------------------------------------------

----------

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



         The following table summarizes stock option information as of December 31, 1998:


     ------------------------------------------------------------------------------------------------------------------
                                       Options Outstanding                                 Options Exercisable
                                       -------------------                                 -------------------

                                         Weighted Average
     Range of Exercise      Number          Remaining          Weighted Average        Number       Weighted Average
           Prices        Outstanding     Contractual Life       Exercise Price       Exercisable     Exercise Price
           ------        -----------     ----------------       --------------       -----------     --------------
      $3.00 to $4.25         1,290,664         5.59                  $4.00                973,827        $4.04
      $4.38 to $10.25        1,717,960         8.02                  $8.14                406,513        $7.11
      $10.38 to $15.56       1,078,141         6.53                 $12.11                558,467        $12.75
      $16.00 to $22.06          86,860         5.79                 $17.72                 56,041        $17.79
                                ------                                                     ------

      $3.00 to $22.06        4,173,625         6.84                  $8.08              1,994,848        $7.49
                             =========                                                  =========
     ------------------------------------------------------------------------------------------------------------------


                        REGENERON PHARMACEUTICALS, INC.
                   NOTES TO FINANCIAL STATEMENTS (Continued)
                 (Dollars in thousands, except per share data)

         The following table summarizes the pro forma operating results of the Company had compensation costs for the Incentive Plan been determined in accordance with the fair value based method of accounting for stock based compensation as prescribed by SFAS No. 123. Since option grants awarded during 1998, 1997, and 1996 vest over several years and additional awards are expected to be issued in the future, the pro forma results shown below are not likely to be representative of the effects on future years of the application of the fair value based method.

                                            1998           1997           1996
                                            ----           ----           ----

Pro forma net loss                       ($13,114)      ($15,638)     ($35,368)
                                         =========      =========     =========
Pro forma net loss per share,
     basic and diluted                    ($0.42)         ($0.54)       ($1.40)
                                          =======         =======       =======

         For the purpose of the above pro forma calculation, the fair value of each option granted from the Incentive Plan during 1998, 1997, and 1996 was estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average fair value of the options granted during 1998, 1997, and 1996 was $5.84, $7.84, and $9.67, respectively. The following assumptions were used in computing the fair value of option grants during 1998, 1997, and 1996: expected volatility of 85%, expected lives of 3 years after vesting, and zero dividend yield for 1998, 1997, and 1996; risk-free interest rates of 5.30%-5.44% in 1998, 5.79%-6.47% in 1997, and 5.46%-6.92% in 1996.

         b.  Executive Stock Purchase Plan

         In 1989, the Company adopted an Executive Stock Purchase Plan (the "Plan") under which 1,027,500 shares of Class A Stock were reserved for restricted stock awards. The Plan provides for the compensation committee of the Board of Directors to award employees, directors, consultants, and other individuals ("Plan participants") who render service to the Company the right to purchase Class A Stock at a price set by the compensation committee. The Plan provides for the vesting of shares as determined by the compensation committee and, should the Company's relationship with a Plan participant terminate before all shares are vested, unvested shares will be repurchased by the Company at a price per share equal to the original amount paid by the Plan participant. During 1989 and 1990, a total of 983,254 shares were issued and as of December 31, 1998, there were 44,246 shares available for future grants under the Plan.

11.  Employee Savings Plan

         The Company, during 1993, adopted the provisions of the Regeneron Pharmaceuticals, Inc. 401(k) Savings Plan (the "Savings Plan"). The terms of the Savings Plan provide for employees who have met defined service requirements to participate in the Savings Plan by electing to contribute to the Savings Plan a percentage of their compensation to be set aside to pay their future retirement benefits, as defined. The Savings Plan, as amended and restated during 1998, provides for the Company to make discretionary contributions ("Contributions"), as defined. In 1998, the Company recorded a Contribution expense of $0.3 million; such amount was accrued at December 31, 1998. During January 1999, the Company contributed 37,653 shares of Common Stock to the Savings Plan in satisfaction of this obligation.

12.  Income Taxes

         There is no provision (benefit) for federal or state income taxes, since the Company has incurred operating losses since inception and has established a valuation allowance equal to the total deferred tax asset.

                        REGENERON PHARMACEUTICALS, INC.
                   NOTES TO FINANCIAL STATEMENTS (Continued)
                 (Dollars in thousands, except per share data)

         The tax effect of temporary differences, net operating loss carry-forwards, and research and experimental tax credit carry-forwards as of December 31, 1998 and 1997 was as follows:

                                                            1998         1997
                                                          --------     --------
Deferred tax assets

 Net operating loss carry-forward                         $64,568       $60,209
 Fixed assets                                               1,251         1,848
 Deferred revenue                                           4,806         6,195
 Research and experimental tax credit carry-forward         7,371         4,800
 Other                                                      1,671         1,268
 Valuation allowance                                      (79,667)     (74,320)
                                                          --------     --------
                                                                --           --
                                                          ========     ========

         As of December 31, 1998, the Company had available for tax purposes unused net operating loss carry-forwards of approximately $158.0 million which will expire in various years from 2004 to 2013. The Company's research and experimental tax credit carry-forwards expire in various years from 2004 to 2013. Future changes in the ownership of the Company could limit the future utilization of these net operating loss and tax credit carry-forwards, as defined by the Federal and state tax codes.

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

         The Company, from time to time, has been subject to legal claims arising in connection with its business. While the ultimate results of the claims cannot be predicted with certainty, at December 31, 1998, there were no asserted claims against the Company which, in the opinion of management, if adversely decided, would have a material adverse effect on the Company's financial position and results of operations.

14.   Net Loss Per Share

The Company's basic net loss per share amounts have been computed by dividing net loss by the weighted average number of Common and Class A shares outstanding. For the years ended December 31, 1998, 1997, and 1996, the Company reported net losses and, therefore, no common stock equivalents were included in the computation of diluted net loss per share since such inclusion would have been antidilutive. The calculations of basic and diluted loss per share are as follows:

-------------------------- ------------------- ------------------- ------------
                               Net Loss              Shares           Per Share

                              (Numerator)         (Denominator)         Amount
                              -----------         -------------         ------

1998:

       Basic and Diluted       ($8,625)              30,992            ($0.28)

1997:

       Basic and Diluted       ($11,579)             28,702            ($0.40)

1996:

       Basic and Diluted       ($32,424)             24,464            ($1.33)
-------------------------- ------------------- ------------------- ------------

                        REGENERON PHARMACEUTICALS, INC.
                   NOTES TO FINANCIAL STATEMENTS (Continued)
                 (Dollars in thousands, except per share data)


Options and warrants which have been excluded from the diluted per share amounts because their effect would have been antidilutive include the following:


---------------------------- ------------------------------ ------------------------------ ------------------------------
                                            1998                         1997                           1996
                             ------------------------------ ------------------------------ ------------------------------
                                              Weighted                       Weighted                       Weighted
                                              Average                        Average                        Average
                               Number      Exercise Price     Number      Exercise Price     Number      Exercise Price
                               ------      --------------     ------      --------------     ------      --------------

Options and warrants
with exercise prices
below the average fair
market value of the
Company's common
stock for the respective       1,995,674       $4.91          3,737,724       $7.17          3,531,585       $8.78
year



Options and warrants
with exercise prices
above the average fair
market value of the
Company's common
stock for the respective       4,433,351       $11.67         2,136,112       $14.04           203,682       $19.85
year                           ---------                      ---------                        -------
                               6,429,025                      5,873,836                      3,735,267
                               =========                      =========                      =========
---------------------------- ------------ ----------------- ------------ ----------------- ------------ -----------------

                            AMGEN-REGENERON PARTNERS

                              FINANCIAL STATEMENTS

                          Year ended December 31, 1998
                                      with
                         Report of Independent Auditors

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Partners
Amgen-Regeneron Partners

We have audited the accompanying balance sheets of Amgen-Regeneron Partners, a Delaware general partnership, as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amgen-Regeneron Partners at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                                   ERNST & YOUNG LLP
Los Angeles, California
February 5, 1999

                            AMGEN-REGENERON PARTNERS

                                 BALANCE SHEETS

                           December 31, 1998 and 1997

                                 (In thousands)

                                                                    1998             1997
                                                                  --------         ------
                                   ASSETS

Total current assets - cash and cash equivalents ...............  $  9,961          $ 2,552
                                                                  ========          =======


                      LIABILITIES AND PARTNERS' CAPITAL

Total current liabilities - accounts payable and accrued
   expenses due to partners  ..................................   $  3,779          $ 1,824
                                                                  --------          -------

Partners' capital:
     Amgen ....................................................      3,091              364
     Regeneron ................................................      3,091              364
                                                                  --------          -------
         Total partners' capital ..............................      6,182              728
                                                                  --------          -------

                  Total liabilities and partners' capital .....   $  9,961          $ 2,552
                                                                  ========          =======


                             See accompanying notes.

                            AMGEN-REGENERON PARTNERS

                            STATEMENTS OF OPERATIONS

                  Years ended December 31, 1998, 1997 and 1996

                                 (In thousands)

                                                                   1998               1997            1996
                                                                ----------        -----------     ------------

Revenues:
     Interest income......................................      $      316        $       310     $        750
                                                                ----------        -----------     ------------

         Total revenues...................................             316                310              750
                                                                ----------        -----------     ------------

Expenses:
     Research and development performed
         by partners......................................           5,235              7,078           29,069
     General and administrative...........................              49                 38              181
                                                                ----------        -----------     ------------

         Total expenses...................................           5,284              7,116           29,250
                                                                ----------        -----------     ------------

Net loss..................................................      $   (4,968)       $    (6,806)    $    (28,500)
                                                                ==========        ===========     ============


                             See accompanying notes.

                            AMGEN-REGENERON PARTNERS

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                  Years ended December 31, 1998, 1997 and 1996

                                 (In thousands)

                                              Amgen             Regeneron
                                              -----             ---------

Balance at December 31, 1995 .........      $   1,273           $   1,273

Capital contributions ................         14,182              14,182

Net loss ............................         (14,250)            (14,250)
                                            ---------           ---------

Balance at December 31, 1996 .........          1,205               1,205

Capital contributions ................          2,562               2,562

Net loss ............................          (3,403)             (3,403)
                                            ---------           ---------

Balance at December 31, 1997 ........             364                 364

Capital contributions ...............           5,211               5,211

Net loss ............................          (2,484)             (2,484)
                                            ---------           ---------

Balance at December 31, 1998 ........       $   3,091           $   3,091
                                            =========           =========


                             See accompanying notes.

                            AMGEN-REGENERON PARTNERS

                            STATEMENTS OF CASH FLOWS

                  Years ended December 31, 1998, 1997 and 1996

                                 (In thousands)


                                                                     1998               1997                1996
                                                                  ----------          ----------         -----------

Cash flows from operating activities:
     Net loss...............................................       $  (4,968)         $  (6,806)           $(28,500)
     Increase (decrease) in accounts payable and
         accrued expenses...................................           1,955            (10,406)             (2,722)
                                                                   ---------          ----------           ---------

              Net cash used in operating activities.........          (3,013)           (17,212)            (31,222)

Cash flows from financing activities - capital
   contributions............................................          10,422              5,124              28,364
                                                                   ---------          ---------            --------

Increase (decrease) in cash and cash equivalents............           7,409            (12,088)             (2,858)

Cash and cash equivalents at beginning of period............           2,552             14,640              17,498
                                                                   ---------          ---------            --------

Cash and cash equivalents at end of period..................       $   9,961          $   2,552            $ 14,640
                                                                   =========          =========            ========


                             See accompanying notes.

                            AMGEN-REGENERON PARTNERS
                          NOTES TO FINANCIAL STATEMENTS


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

         In January 1997, Amgen and Regeneron announced that the Phase 3 clinical trial of BDNF did not demonstrate clinical efficacy in patients with amyotrophic lateral sclerosis ("ALS"), commonly known as Lou Gehrig's Disease. The trial was designed to evaluate the effects of subcutaneous delivery of BDNF for ALS. On behalf of the Partnership, Amgen and Regeneron continue to investigate intrathecal and subcutaneous delivery of BDNF for ALS.

         Under the Collaboration Agreement, Amgen will be primarily responsible for the manufacture and commercialization of the Products in the United States if successfully developed by the Partnership. Amgen's costs in connection with such activities will be reimbursed at agreed-to rates. Unless terminated earlier, the Partnership will continue in effect, with respect to each Product, until the later of the expiration of the last United States patent of each Product, or fifteen years from the date on which each Product was approved for sale in the United States.

         A Joint Management Committee (the "Committee") is responsible for the overall management of the business and affairs of the Partnership as well as activities performed under the Collaboration Agreement. Each partner has appointed three representatives to the Committee. One additional representative may be appointed by a partner if the balance of their capital account becomes more than twice the amount of the balance of the other partner's capital account (Note 2).

     Cash equivalents

         The Partnership considers only those investments which are highly liquid, readily convertible to cash and which mature within three months of the date of purchase as cash equivalents. At December 31, 1998 and 1997, cash and cash equivalents consisted of a single interest bearing money market account.

                            AMGEN-REGENERON PARTNERS
                    NOTES TO FINANCIAL STATEMENTS (continued)

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

2. Capital contributions, allocation of profits and losses and cash distributions

         Capital contributions are recorded in the capital account of each partner. Capital account contributions are generally made quarterly in advance based upon capital calls made by the Committee pursuant to projected cash requirements of the Partnership. Cash distributions, if any, and profits or losses are allocated to each partner in proportion to their respective capital account contributions.

3.       Collaboration Agreement

         In August 1990, Amgen and Regeneron entered into a Collaboration Agreement to develop and commercialize BDNF and NT-3, compounds for which Regeneron possesses substantial scientific, technical and proprietary information. Each party has agreed to perform research and development on the Products under product development programs approved by the Committee. Upon Amgen's notification in writing to Regeneron that the preparation of an Investigational New Drug Application for each Product should commence, the licenses granted by the partners to the Partnership for the underlying technologies, discussed below, became effective on a Product-by-Product basis. Also, upon such notification, further research and development of the Products under the licenses became the obligation of the Partnership. These licenses grant the Partnership an

                            AMGEN-REGENERON PARTNERS
                    NOTES TO FINANCIAL STATEMENTS (continued)

exclusive royalty-free right to develop, make, have made, use, sell and distribute each Product for human pharmaceutical use in the United States. The Partnership has, in turn, granted to Amgen and Regeneron exclusive royalty-free sublicenses for the underlying technologies to the extent necessary to fulfill their obligations under the Collaboration Agreement. These sublicenses became effective at the same time the related licenses granted the Partnership became effective.

         Pursuant to the terms of the Collaboration Agreement, Amgen and Regeneron conduct certain research and development activities on behalf of the Partnership, including contracting with third parties to conduct clinical trials. Amgen also provides on behalf of the Partnership certain quantities of materials, primarily for clinical testing. Amgen and Regeneron are paid for such services and materials at amounts approved by the Committee. During the years ended December 31, 1998, 1997 and 1996, the Partnership incurred expenses (including accrued expenses) of $2,448,000, $5,561,000 and $23,191,000, respectively, from Amgen and $2,787,000, $1,517,000 and $5,878,000, respectively, from Regeneron for such services and materials. These amounts are included in research and development expense in the accompanying statements of operations. Included in the Regeneron amount for the year ended December 31, 1998 is $931,000 of clinical materials provided to the Partnership by Amgen. In addition, certain other costs associated with the development of the Products have been incurred by the partners but not charged to the Partnership or reflected in the accompanying financial statements. At December 31, 1998, accounts payable and accrued expenses due to partners was composed of $1,244,000 of accounts payable and $2,096,000 of accrued clinical costs due to Amgen and $130,000 of accounts payable and $309,000 of accrued clinical costs due to Regeneron. At December 31, 1997, accounts payable and accrued expenses due to partners was composed of $616,000 of accounts payable and $851,000 of accrued clinical costs due to Amgen and $357,000 of accounts payable due to Regeneron.

4.       Year 2000 (Unaudited)

         The Year 2000 problem (the "Year 2000 Problem") results from computer programs and devices that do not differentiate between the year 1900 and the year 2000 because they were written using two digits rather than four to define the applicable year; accordingly, computer systems that have time-sensitive calculations may not properly recognize the year 2000. Because Amgen maintains the books and records, manufactures and stores clinical supplies (and other reagents), and conducts certain clinical trials for the Partnership, the Partnership's ability to become year 2000 compliant is primarily dependent upon Amgen's ability to become compliant. The Partnership's ability to

                            AMGEN-REGENERON PARTNERS
                    NOTES TO FINANCIAL STATEMENTS (continued)

become year 2000 compliant is also dependent upon Regeneron's ability to become compliant, to the extent that Regeneron conducts certain clinical trials for the Partnership or otherwise owes certain duties to the Partnership. Amgen and Regeneron are not currently year 2000 compliant and their year 2000 assessments are not complete. Like many corporations, Amgen and Regeneron do not have any previous experience with an issue like the Year 2000 Problem.

         The Year 2000 Problem potentially affects Amgen's ability to produce clinical materials and both Amgen's and Regeneron's ability to conduct clinical trials, bill for the clinical trials and make capital contributions to the Partnership. Although Amgen believes it is developing an appropriate program to address the Year 2000 Problem, it cannot guarantee that its program will succeed or will be timely. Amgen has conducted an initial review of its computer systems, devices, applications and manufacturing equipment (collectively, the "Computer Systems") to identify those areas that could be affected by the Year 2000 Problem. Additionally, Amgen plans to perform remediation, testing and implementation in those areas of the Computer Systems identified as affected by the Year 2000 Problem. Amgen is using both internal and external resources to identify, correct/reprogram, and test its Computer Systems for year 2000 compliance. However, Amgen cannot guarantee that these resources will be available at a reasonable cost, or at all, due, in part, to competing demands for these resources which Amgen anticipates will increase as January 1, 2000 nears. Amgen has begun to identify critical providers of information, goods and services ("Suppliers") in order to assess their year 2000 compliance/readiness. Suppliers will be prioritized based on business criticality and year 2000 surveys will be sent to them. The failure of Suppliers to become year 2000 compliant on a timely basis, or at all, could have a material adverse effect on Amgen. Amgen may also be affected by the failure of other third parties to be year 2000 compliant even though these third parties do not directly conduct business with Amgen. Amgen does not currently have a year 2000 contingency plan established. While Amgen has developed a program to address the Year 2000 Problem with respect to its Computer Systems and Suppliers and is in the process of developing a contingency plan for the Year 2000 Problem, Amgen cannot guarantee that this program will succeed or will be timely. If Amgen's program to address the Year 2000 Problem does not succeed or is not timely, the Year 2000 Problem could have a material adverse effect on the operation and financial position of the Partnership. Additional disclosure about Amgen's year 2000 program may be found in Amgen's Annual Report on Form 10-K for the year ended December 31, 1998.

         Regeneron is evaluating its operations to determine the impact, if any, that the Year 2000 Problem may have. To date, Regeneron has not learned of any material year 2000 issue with respect to its computer systems and software. Regeneron is in the process of analyzing its laboratory and manufacturing equipment with embedded

                            AMGEN-REGENERON PARTNERS
                    NOTES TO FINANCIAL STATEMENTS (continued)

systems. This analysis is incomplete. Regeneron is also in the process of surveying its vendors who support critical business processes to determine their level of readiness with respect to year 2000 issues. While many vendors indicate that they believe they are or will be year 2000 compliant, many others state that they cannot represent that they have achieved compliance or guarantee the efficacy of their remediation efforts. Many vendors state that the problem is too complex for such a claim to have legitimacy; that efforts to solve the Year 2000 Problem are merely in the nature of risk mitigation; and that success in such efforts will be measured, with hindsight, by the minimization of the level of technical failures and by the prompt identification and repair of failures. The analysis of Regeneron's embedded systems and the information collected regarding vendor readiness will be used to formulate a contingency plan with respect to reasonably identifiable items of equipment and supply of materials that are critical to Regeneron's operations. These analyses and plans are not complete. No assurance can be made that Regeneron's computer systems and software, embedded systems in non-computer equipment, and vendors will be year 2000 compliant in a timely or cost-effective manner. The failure of certain third parties (including Amgen and utility and communications companies) to operate in a normal and customary manner and to maintain year 2000 compliance (or to assure that their vendors and suppliers are year 2000 compliant) could have a material adverse effect on the operations and financial condition of Regeneron. It is possible that Regeneron could be adversely affected by the failure of other third parties to be year 2000 compliant even though these third parties do not directly conduct business with Regeneron. It is not possible to guarantee that Regeneron's year 2000 contingency plan will succeed or be timely. Additional disclosure about Regeneron's year 2000 activities may be found in Regeneron's Annual Report on Form 10-K for the year ended December 31, 1998. If Regeneron's program to address the Year 2000 Problem does not succeed or is not timely, the Year 2000 Problem could have a material adverse effect on the operation and financial position of the Partnership.