Form 10-Q
period 1999-03-31
REGENERON PHARMACEUTICALS INC
filed 1999-05-14
CIK 872589

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

         (Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended     March 31, 1999
                                        -----------------------

                                       OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from _____________ to __________

         Commission File Number     0-19034
                                --------------

                         REGENERON PHARMACEUTICALS, INC.
                      -----------------------------------
             (Exact name of registrant as specified in its charter)

               New York                                13-3444607
             ------------                            --------------
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)


      777 Old Saw Mill River Road
         Tarrytown, New York                            10591-6707
--------------------------------------------      -----------------------
  (Address of principal executive offices)              (Zip code)

                                 (914) 347-7000
                 ----------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes    X            No
                               --------           --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 30, 1999:

            Class of Common Stock                    Number of Shares
            ---------------------                    ----------------
       Class A Stock, $0.001 par value                   3,630,786
       Common Stock, $0.001 par value                   27,670,663

                         REGENERON PHARMACEUTICALS, INC.
                                Table of Contents
                                 March 31, 1999

                                                                    Page Numbers
                                                                    ------------

PART I   FINANCIAL INFORMATION


Item 1    Financial Statements
          --------------------

          Condensed balance sheets (unaudited) at March 31,
          1999 and December 31, 1998                                     3

          Condensed statements of operations (unaudited) for
          the three months ended March 31, 1999 and 1998                 4

          Condensed statement of stockholders' equity (unaudited)
          for the three months ended March 31, 1999                      5

          Condensed statements of cash flows (unaudited) for
          the three months ended March 31, 1999 and 1998                 6

          Notes to condensed financial statements                        7-9

Item 2    Management's Discussion and Analysis of Financial
          -------------------------------------------------
          Condition and Results of Operations                           10-19
          -----------------------------------

PART II  OTHER INFORMATION


Item 6    Exhibits and Reports on Form 8-K                              20
------    --------------------------------


SIGNATURE PAGE                                                          21


Exhibit 27        Financial data schedule
                  -----------------------

PART I.  FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

REGENERON PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS AT MARCH 31, 1999 AND DECEMBER 31, 1998 (Unaudited) (In thousands, except share data)

                                                                                               March 31,           December 31,
                                         ASSETS                                                  1999                  1998
                                                                                                 ----                  ----
Current assets
    Cash and cash equivalents                                                                     $21,777              $19,757
    Marketable securities                                                                          46,177               66,022
    Receivable due from The Procter & Gamble Company                                                3,555                3,169
    Receivable due from Merck & Co., Inc.                                                           2,568                1,665
    Receivable due from Amgen-Regeneron Partners                                                      590                  709
    Receivable due from Sumitomo Pharmaceuticals Company, Ltd.                                        182                  167
    Prepaid expenses and other current assets                                                       1,340                1,412
                                                                                          ----------------     ----------------
       Total current assets                                                                        76,189               92,901

Marketable securities                                                                              36,617               27,751
Investment in Amgen-Regeneron Partners                                                              2,125                3,091
Property, plant and equipment, at cost, net of accumulated depreciation
    and amortization                                                                               34,239               33,019
Other assets                                                                                          159                  153
                                                                                          ----------------     ----------------
       Total assets                                                                              $149,329             $156,915
                                                                                          ================     ================

                          LIABILITIES and STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable and accrued expenses                                                          $6,032               $5,551
    Capital lease obligations, current portion                                                      1,029                1,051
    Note payable, current portion                                                                      64                   65
    Deferred revenue, current portion                                                               2,734                2,735
                                                                                          ----------------     ----------------
       Total current liabilities                                                                    9,859                9,402

Capital lease obligations                                                                           1,215                1,457
Note payable                                                                                        1,594                1,609
Other liabilities                                                                                     287                  282

Deferred revenue                                                                                   12,938               12,938

Commitments and contingencies

Stockholders' equity
    Preferred stock, $.01 par value; 30,000,000 shares authorized; issued and outstanding - none
    Class A Stock, convertible, $.001 par value; 40,000,000 shares authorized;
        3,630,786 shares issued and outstanding in 1999 and 1998                                        4                    4
    Common Stock, $.001 par value; 60,000,000 shares authorized;
       27,670,663 shares issued and outstanding in 1999
       27,386,858 shares issued and outstanding in 1998                                                28                   27
    Additional paid-in capital                                                                    309,760              308,561
    Unearned compensation                                                                            (270)                (360)
    Accumulated deficit                                                                          (186,163)            (177,233)
    Accumulated other comprehensive income                                                             77                  228
                                                                                          ----------------     ----------------
       Total stockholders' equity                                                                 123,436              131,227
                                                                                          ----------------     ----------------
       Total liabilities and stockholders' equity                                                $149,329             $156,915
                                                                                          ================     ================



    The accompanying notes are an integral part of the financial statements.

================================================================================

REGENERON PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)



                                                  Three months ended March 31,
                                                    1999              1998
                                               --------------    -------------

Revenues
      Contract research and development               $3,344           $4,574
      Contract manufacturing                           2,115            1,886
      Investment income                                1,459            1,790
                                               --------------    -------------
                                                       6,918            8,250
                                               --------------    -------------

Expenses
      Research and development                        11,221            8,150
      Loss in Amgen-Regeneron Partners                   966              687
      General and administrative                       1,593            1,384
      Depreciation and amortization                      725              869
      Contract manufacturing                           1,254              868
      Interest                                            89              121
                                               --------------    -------------
                                                      15,848           12,079
                                               --------------    -------------

Net loss                                             ($8,930)         ($3,829)
                                               ==============    =============

Net loss per share, basic and diluted                 ($0.29)          ($0.12)
                                               ==============    =============


















    The accompanying notes are an integral part of the financial statements.

================================================================================

REGENERON PHARMACEUTICALS, INC.
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
For the three months ended March 31, 1999
(In thousands)


                                                                      Class A Stock            Common Stock
                                                       -----------------------------------------------------------------
                                                         Shares          Amount           Shares          Amount
                                                       ------------   -------------    -------------   -------------
Balance, December 31, 1998                                   3,631              $4           27,387             $27

Amortization of unearned compensation
Issuance of Common Stock in connection
     with exercise of stock options                                                             246               1
Issuance of Common Stock in connection
     with Company 401(k) Savings Plan
     contribution                                                                                38
Net loss
Change in net unrealized gain
     on marketable securities

                                                       =================================================================
     Balance, March 31, 1999                                 3,631              $4           27,671             $28
                                                       =================================================================


                                                          Additional
                                                           Paid-in                  Unearned                  Accumulated
                                                           Capital                Compensation                  Deficit
                                                      -------------------    ------------------------    ----------------------
Balance, December 31, 1998                                      $308,561                       ($360)                ($177,233)

Amortization of unearned compensation                                                             90
Issuance of Common Stock in connection
     with exercise of stock options                                  891
Issuance of Common Stock in connection
     with Company 401(k) Savings Plan
     contribution                                                    308
Net loss                                                                                                                (8,930)
Change in net unrealized gain
     on marketable securities

                                                      ===========================================================================
     Balance, March 31, 1999                                    $309,760                       ($270)                ($186,163)
                                                      ===========================================================================


                                                                 Accumulated                   Total
                                                             Other Comprehensive           Stockholders'        Comprehensive
                                                                   Income                     Equity                 Loss
                                                      -----------------------------   --------------------  ---------------------
Balance, December 31, 1998                                                   $228              $131,227

Amortization of unearned compensation                                                                90
Issuance of Common Stock in connection
     with exercise of stock options                                                                 892
Issuance of Common Stock in connection
     with Company 401(k) Savings Plan
     contribution                                                                                   308
Net loss                                                                                         (8,930)               ($8,930)
Change in net unrealized gain
     on marketable securities                                                (151)                 (151)                  (151)

                                                      =========================================================================
     Balance, March 31, 1999                                                  $77              $123,436                ($9,081)
                                                      =========================================================================



The accompanying notes are an integral part of the financial statements.

================================================================================

REGENERON PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
Increase (Decrease) in Cash and Cash Equivalents
(In thousands)

                                                                                          Three months ended March 31,
                                                                                           1999                  1998
                                                                                           ----                  ----

Cash flows from operating activities
   Net loss                                                                                   ($8,930)               ($3,829)
                                                                                     -----------------     ------------------
   Adjustments to reconcile net loss to net cash
     used in operating activities
      Loss in Amgen-Regeneron Partners                                                            966                    687
      Depreciation and amortization                                                               725                    869
      Stock issued in consideration for services rendered                                          90                     90
      Changes in assets and liabilities
        (Increase) decrease in amounts due from The Procter & Gamble Company                     (386)                    97
        Increase in amounts due from Merck & Co., Inc.                                           (903)                  (189)
        Decrease (increase) in amounts due from Amgen-Regeneron Partners                          119                    (73)
        (Increase) decrease in amounts due from Sumitomo Pharmaceuticals Co., Ltd.                (15)                 2,115
        Increase in investment in Amgen-Regeneron Partners                                                            (1,030)
        Decrease (increase) in prepaid expenses and other assets                                   66                   (741)
        Decrease in deferred revenue                                                               (1)                (1,750)
        Decrease in accounts payable, accrued expenses,
          and other liabilities                                                                  (158)                  (452)
                                                                                     -----------------     ------------------
                 Total adjustments                                                                503                   (377)
                                                                                     -----------------     ------------------
          Net cash used in operating activities                                                (8,427)                (4,206)
                                                                                     -----------------     ------------------

Cash flows from investing activities
   Purchases of marketable securities                                                         (22,857)               (26,475)
   Sales of marketable securities                                                              33,685                 22,342
   Capital expenditures                                                                          (993)                  (874)
                                                                                     -----------------     ------------------
          Net cash provided by (used in) investing activities                                   9,835                 (5,007)
                                                                                     -----------------     ------------------

Cash flows from financing activities
   Net proceeds from the issuance of stock                                                        892                    317
   Principal payments on note payable                                                             (16)                   (17)
   Capital lease payments                                                                        (264)                  (750)
                                                                                     -----------------     ------------------
          Net cash provided by (used in) financing activities                                     612                   (450)
                                                                                     -----------------     ------------------

          Net increase (decrease) in cash and cash equivalents                                  2,020                 (9,663)
                                                                                     -----------------     ------------------

Cash and cash equivalents at beginning of period                                               19,757                 28,921
                                                                                     -----------------     ------------------

          Cash and cash equivalents at end of period                                          $21,777                $19,258
                                                                                     =================     ==================







    The accompanying notes are an integral part of the financial statements.

================================================================================

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(In thousands, except per share data)


1.       Interim Financial Statements

         The interim Condensed Financial Statements of Regeneron Pharmaceuticals, Inc. (the "Company") have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures necessary for a presentation of the Company's financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company's financial position, results of operation, and cash flows for such periods. The results of operations for any interim periods are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2.       Statement of Cash Flows

         Supplemental disclosure of noncash investing and financing activities:

         Included in accounts payable and accrued expenses at March 31, 1999 and December 31, 1998 were approximately $1,421 and $469, respectively, of accrued capital expenditures. Included in accounts payable and accrued expenses at March 31, 1998 and December 31, 1997 were approximately $117 and $635, respectively, of accrued capital expenditures.

         Included in accounts payable and accrued expenses at December 31, 1998 was approximately $308 of accrued Company 401(k) Savings Plan contribution expense. During January 1999 the Company contributed approximately thirty-eight thousand shares of Common Stock to the 401(k) Savings Plan in satisfaction of this obligation.

3.       Accounts Payable and Accrued Expenses

         Accounts payable and accrued expenses as of March 31, 1999 and December 31, 1998 consist of the following:

                                                  March 31,        December 31,
                                                    1999               1998
                                                    ----               ----
         Accounts payable                          $3,044             $2,223
         Accrued payroll and related costs          1,507              1,346
         Accrued clinical trial expense               775              1,336
         Accrued expenses, other                      419                359
         Deferred compensation                        287                287
                                                   ------             ------
                                                   $6,032             $5,551
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

         Selected operating statement data of the Partnership for the three months ended March 31, 1999 and 1998 are as follows:

                                     Three Months Ended March 31,
                                     ----------------------------
                                        1999              1998
                                        ----              ----

           Total revenues            $   116            $   40
           Total expenses             (2,048)           (1,413)
                                     -------           -------

           Net loss                  ($1,932)          ($1,373)
                                     ========          ========


5.       Comprehensive Loss

         Comprehensive loss represents the change in net assets of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss of the Company includes net loss adjusted for the change in net unrealized gain or loss on marketable securities. The net effect of income taxes on comprehensive loss is immaterial. The comprehensive loss for the three months ended March 31, 1999 has been included in the Statement of Stockholders' Equity. For the three months ended March 31, 1999 and 1998, the components of comprehensive loss were:

                                                            1999        1998
                                                            ----        ----
         Net loss                                         ($8,930)    ($3,829)
         Change in net unrealized gain on marketable
           securities                                        (151)        (39)
                                                          --------    --------
               Total comprehensive loss                   ($9,081)    ($3,868)
                                                          ========    ========

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(In thousands, except per share data)

6.       Per Share Data

         The Company's basic net loss per share amounts have been computed by dividing net loss by the weighted average number of Common and Class A shares outstanding. For the three months ended March 31, 1999 and 1998, the Company reported net losses; therefore, no common stock equivalents were included in the computation of diluted net loss per share, since such inclusion would have been antidilutive. The calculations of basic and diluted net loss per share are as follows:

                                         Three Months Ended March 31,
         -----------------------------------------------------------------------
                                     Net Loss         Shares     Per Share
                                    (Numerator)   (Denominator)    Amount
                                    -----------   -------------    ------

         1999:

              Basic and Diluted      ($8,930)         31,274       ($0.29)

         1998:

              Basic and Diluted      ($3,829)         30,932       ($0.12)
         -----------------------------------------------------------------------

        Options and warrants which have been excluded from the diluted per share amounts because their effect would have been antidilutive include the following:

                                                                  Three Months Ended March 31,
           ----------------------------------------------------------------------------------------------------
                                                             1999                             1998
                                             ------------------------------------------------------------------
                                                   Weighted          Weighted      Weighted           Weighted
                                                    Average           Average       Average            Average
                                                     Number    Exercise Price        Number     Exercise Price
                                                     ------    --------------        ------     --------------

           Options and warrants with
           exercise prices below the
           average fair market value
           of the Company's common stock
           for the respective period                  2,414             $5.78          1,848             $4.61

           Options and warrants with
           exercise prices above the
           average fair market value
           of the Company's common stock
           for the respective period                  4,575            $11.55          4,433            $11.72
                                             ---------------                    -------------
                    Total                             6,989                            6,281
                                                      =====                            =====
           ----------------------------------------------------------------------------------------------------

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

         The Company is pursuing research and development programs in the following areas:

         o AXOKINE(Registered) second generation ciliary neurotrophic factor for the treatment of Type II diabetes in obese patients and uncomplicated obesity.

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

         Discussion of First Quarter 1999 Activities. In the first quarter of 1999, the Company continued to develop AXOKINE under the Company's collaboration agreement ("the P&G Agreement") with The Procter & Gamble Company ("Procter & Gamble"). The Company and Procter & Gamble filed an Investigational New Drug application ("IND") with the United States Food and Drug Administration ("FDA") in the first quarter of 1999 and commenced a Phase I clinical study to determine the safety of AXOKINE administered subcutaneously for a short duration to mildly to moderately obese healthy volunteers. AXOKINE is being developed for the treatment of Type II diabetes in obese patients and uncomplicated obesity. No assurance can be made regarding the timing or result of this or any further clinical trial of AXOKINE. AXOKINE has never been administered to people. Its safety and efficacy in the treatment of any human condition have not been established and can not be predicted. Previous clinical studies of ciliary neurotrophic factor ("CNTF"), the parent molecule of AXOKINE, resulted in the creation of antibodies and adverse events (side effects) in patients, including weight loss, cough, nausea, and malaise. While certain aspects of the development of AXOKINE by the Company and Procter & Gamble have focused on attempting to avoid or minimize antibody production or adverse events, no assurance may be given that these problems will be avoided or minimized or that they will not lead to the failure, delay, or additional difficulty in conducting AXOKINE clinical trials.

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

         During the first quarter of 1999, the Company continued to develop independent of any corporate collaboration its proprietary cytokine traps for the potential treatment of asthma, inflammatory disease, cancer, and rheumatoid arthritis. In addition, the Company continued to conduct research with Pharmacopeia, Inc. in the area of small molecule (orally active) drugs.

         During the first quarter of 1999, Amgen-Regeneron Partners, the partnership equally owned by Regeneron and Amgen Inc. ("Amgen"), continued to develop BDNF and NT-3. BDNF is currently being developed by Amgen-Regeneron Partners for potential use in treating ALS through two routes of administration: intrathecal (infusion into the spinal fluid through an implanted pump) and subcutaneous (injection under the skin). In the fourth quarter of 1998, Amgen, on behalf of the partnership, began an intrathecal study in more than 200 patients with ALS. Subcutaneous studies conducted by Regeneron on behalf of the partnership began in the first quarter of 1998. The subcutaneous studies are based on an analysis of the Amgen-Regeneron Partners Phase III trial of BDNF for ALS that was completed in 1996. That trial failed to achieve its predetermined end points, but subsequent analyses indicated that a retrospectively-defined subset of ALS patients in the trial may have received a survival benefit from

BDNF treatment. A multi-center study of more than 200 ALS patients who will receive BDNF subcutaneously is expected to begin later in 1999.

         The Company and Sumitomo Pharmaceuticals Co., Ltd. ("Sumitomo Pharmaceuticals") are collaborating in the development of BDNF in Japan, initially for the treatment of ALS. In March 1998, Sumitomo Pharmaceuticals commenced a Phase I safety assessment of BDNF delivered subcutaneously to normal volunteers. In August 1998, Sumitomo Pharmaceuticals signed a license agreement for the development of BDNF in Japan. Pursuant to the license agreement, Sumitomo Pharmaceuticals made a $5.0 million research progress payment (reduced by $0.5 million of Japanese withholding tax) to Regeneron in August 1998 and will be required to make additional payments upon the achievement of specified milestones. Sumitomo Pharmaceuticals will also be required to pay a royalty on sales of BDNF in Japan.

         Amgen-Regeneron Partners' clinical development of NT-3 is currently focused on constipating conditions. In 1998, Regeneron, on behalf of Amgen-Regeneron Partners, completed a small clinical study that included healthy volunteers and patients suffering from severe idiopathic constipation, and began additional small studies that continued through the first quarter of 1999 in patients who suffer from constipation associated with conditions such as spinal cord injury and Parkinson's disease.

         No assurance can be given that extended administration of BDNF or NT-3 will be safe or effective. The treatment of ALS has been shown, in a number of clinical settings using a variety of treatment modalities (including Amgen-Regeneron Partners' earlier clinical studies), to present significant difficulties. The design of an ALS clinical study presents special difficulties and risks, as do the facts that ALS is a progressive disease that afflicts individual patients differently and other ALS treatments are approved or have been or are currently being tested, creating the possibility that patients in any BDNF study may also receive other therapeutics during all or part of the BDNF trial. The treatment of constipating conditions may present additional clinical trial risks in light of the complex and not wholly understood mechanisms of action that lead to the conditions, the concurrent use of other drugs to treat the underlying illnesses as well as the gastrointestinal condition, the potential difficulty of designing and achieving significant clinical end points, and other factors. No assurance can be given that these or any other studies of BDNF or NT-3 will be successful or that BDNF or NT-3 will be commercialized.

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

         From inception on January 8, 1988 through March 31, 1999, Regeneron had a cumulative loss of $186.2 million. In the absence of revenues from commercial product sales or other sources (the amount, timing, nature, or source of which cannot be predicted), the Company's losses will continue as the Company conducts its research and development activities. The Company's activities may expand over time and may require additional resources, and the Company's operating losses may be substantial over at least the next several years. The Company's losses may fluctuate from quarter to quarter and will depend, among other factors, on the timing of certain expenses and on the progress of the Company's research and development efforts.

Results of Operations

         Three months ended March 31, 1999 and 1998. The Company's total revenue decreased to $6.9 million for the first quarter of 1999 from $8.3 million for the same period in 1998. Contract research and development revenue decreased to $3.3 million for the first quarter of 1999 from $4.6 million for the same period in 1998. The Company earned higher contract research and development revenue related to the P&G Agreement in the first quarter of 1999 versus the same period in 1998. This was more than offset by nominal revenue in the first quarter of 1999 from the Company's ongoing collaboration with Sumitomo Pharmaceuticals, versus revenue of $1.8 million for the same period in 1998, as revenue from research payments under the Company's collaboration agreement with Sumitomo Pharmaceuticals ended in 1998, and because the Company did not supply any BDNF to Sumitomo Pharmaceuticals for preclinical and clinical use in the first quarter of 1999. Contract manufacturing revenue related to the Company's 1995 manufacturing agreement (the "Merck Agreement") with Merck & Co., Inc. ("Merck") increased to $2.1 million for the first quarter of 1999 compared to $1.9 million for the same period in 1998 as a result of increased activity in preparation for manufacturing a product for Merck at the Company's Rensselaer facility. The Company's investment income decreased to $1.5 million in the first quarter of 1999 from $1.8 million for the same period in 1998 due primarily to lower levels of interest-bearing investments as the Company funds its operations.

         The Company's total operating expenses increased to $15.8 million in the first quarter of 1999 from $12.1 million for the same period in 1998. Research and development expenses increased to $11.2 million in the first quarter of 1999 from $8.2 million for the same period in 1998, primarily as a result of higher staffing and increased activity in the Company's preclinical and clinical research programs. The Company's share of the loss in Amgen-Regeneron Partners increased to $1.0 million in the first quarter of 1999 from $0.7 million for the same period in 1998 as a result of the partnership's increased clinical trial activity on BDNF and NT-3. Research and development expenses (including loss in Amgen-Regeneron Partners) were approximately 77% of total operating expenses in the first quarter of 1999, compared to 73% for the same period in 1998.

         General and administrative expenses increased to $1.6 million in the first quarter of 1999 from $1.4 million for the same period of 1998, primarily to support the Company's increased research and development and manufacturing activities. Depreciation and amortization expense decreased to $0.7 million in the first quarter of 1999 from $0.9 million in the first quarter of 1998, as certain laboratory equipment and leasehold improvements became fully depreciated. Contract manufacturing expenses, which are expenses directly related to the Merck Agreement and are reimbursed by Merck, increased to $1.3 million in the first quarter of 1999 from $0.9 million in the same period of 1998, primarily due to increased activity in preparation for manufacturing a product for Merck. Interest expense was $0.1 million for the first quarter of both 1999 and 1998.

         The Company's net loss for the first quarter of 1999 was $8.9 million, or $0.29 per share (basic and diluted), compared to a net loss of $3.8 million, or $0.12 per share (basic and diluted), for the same period in 1998.

Liquidity and Capital Resources

         Since its inception in 1988, the Company has financed its operations primarily through private placements and public offerings of its equity securities, revenue earned under the several agreements between the Company and each of Amgen, Sumitomo Chemical Company, Ltd., Sumitomo Pharmaceuticals, Merck, and Procter & Gamble and investment income.

         In May 1997, the Company and Procter & Gamble entered into the P&G Agreement. Procter & Gamble agreed over the first five years of the P&G Agreement to purchase up to $60.0 million in Regeneron equity (of which $42.9 million was purchased in June 1997) and provide up to $94.7 million in support of Regeneron's research efforts related to the collaboration (of which $7.7 million was received through March 31, 1999). During the second five years of the P&G Agreement, the companies will share all research costs equally. Clinical testing and commercialization expenses for jointly developed products will generally be shared equally throughout the ten years of the collaboration. The companies expect jointly to develop and market worldwide any products resulting from the collaboration and share equally in profits. Either company may terminate the P&G Agreement at the end of five years with at least one year prior notice or earlier if a defined event of default occurs. In September 1997, the Company and Procter & Gamble expanded the P&G Agreement to include AXOKINE and related molecules (delivered systemically), and agreed to develop AXOKINE initially to treat obesity associated with Type II diabetes. Procter & Gamble agreed to reimburse the Company for certain research and development costs and pay as much as $15.0 million in additional funding, partly subject to achieving certain milestones related to AXOKINE. Of the $15.0 million, $5.0 million was paid in 1997 and $5.0 million was paid in 1998. Beginning in the third quarter of 1999, research support provided from Procter & Gamble, in addition to amounts paid to support development of AXOKINE (which vary from quarter to quarter), will increase from the current rate of $1.1 million per quarter to at least $6.3 million per quarter for the following three years of the companies' collaboration agreement.

         In connection with the Company's agreement to collaborate with Sumitomo Pharmaceuticals in the research and development of BDNF in Japan, Sumitomo Pharmaceuticals paid the Company $25.0 million through December 1997. The

Company also received a $5.0 million research progress payment from Sumitomo Pharmaceuticals (reduced by $0.5 million of Japanese withholding tax) in August 1998. In addition, Sumitomo Pharmaceuticals has paid the Company $27.4 million through March 31, 1999 in connection with supplying BDNF for preclinical and clinical use. Regeneron expects to resume supplying BDNF to Sumitomo Pharmaceuticals later in 1999.

         The Company's activities relating to BDNF and NT-3, as agreed upon by Amgen and Regeneron, are being reimbursed by Amgen-Regeneron Partners, and the Company recognizes such reimbursement as revenue. The funding of Amgen-Regeneron Partners is through capital contributions from Amgen and Regeneron, who must make equal payments in order to maintain equal ownership and equal sharing of any profits or losses from the partnership. The Company has made capital contributions totaling approximately $50.4 million to Amgen-Regeneron Partners from the partnership's inception in June 1993 through March 31, 1999. The Company expects that its capital contributions in 1999 will total at least $3.0 million for the full year. These contributions could increase or decrease, depending upon (among other things) the nature and cost of BDNF and NT-3 studies that Amgen-Regeneron Partners may conduct and the outcomes of those studies.

         From its inception in January 1988 through March 31, 1999, the Company invested approximately $61.6 million in property, plant, and equipment. This includes $16.8 million to acquire and renovate the Rensselaer facility and an additional $14.1 million to complete construction at the facility pursuant to the Merck Agreement. In connection with the purchase and renovation of the Rensselaer facility, the Company obtained financing of $2.0 million from the New York State Urban Development Corporation, of which $1.7 million is outstanding. Under the terms of such financing, the Company is not permitted to declare or pay dividends on its equity securities.

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

         As of March 31, 1999, the Company had no established banking arrangements through which it could obtain short-term financing or a line of credit. Additional funds may be raised through, among other things, the issuance of additional securities, other financing arrangements, and future collaboration agreements. No assurance can be given that additional financing will be available or, if available, that it will be available on acceptable terms. In addition, the Company estimates that through mid-2002 it could receive additional payments from Procter & Gamble in the form of research funding, milestones, and equity purchases of as much as $100 million or more.

         At March 31, 1999, the Company had $104.6 million in cash, cash equivalents, and marketable securities. The Company expects to incur substantial funding requirements for, among other things, research and development activities (including preclinical and clinical testing), validation of manufacturing facilities, and the acquisition of equipment. The Company expects to incur ongoing funding requirements for capital contributions to Amgen-Regeneron Partners to support the continued development and clinical trials of BDNF and NT-3. In 1999, the Company expects further increases in the level of quarterly research and development expenses as the Company continues to add staff and increases its clinical activity. The amount needed to fund operations will also depend on other factors, including the status of competitive products, the success of the Company's research and development programs, the status of patents and other intellectual property rights developments, and the continuation, extent, and success of any collaborative research programs (including those with Amgen and Procter & Gamble). The Company believes that its existing capital resources will enable it to meet operating needs for at least several years. No assurance can be given that there will be no change in projected revenues or expenses that would lead to the Company's capital being consumed significantly before such time.

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

         The Company's Year 2000 review includes its computer systems and software, embedded systems in non-computer equipment, and vendor operations. The Company has appointed a Year 2000 task force with representatives from each department of the Company and has retained independent consultants to facilitate its review. To date, the Company has not learned of any material Year 2000 issue with respect to its computer systems and software. The Company is in the process of analyzing its laboratory and manufacturing equipment with embedded systems. This analysis is incomplete. The Company is also in the process of surveying its vendors who support critical business processes to determine their level of readiness with respect to Year 2000 issues. While many vendors indicate that they believe they are or will be Year 2000 compliant, many others state that they can not represent that they have achieved compliance or guarantee the efficacy of their remediation efforts. Many vendors state that the problem is too complex for such a claim to have legitimacy; that efforts to solve Year 2000 problems are merely in the nature of risk mitigation; and that success in such efforts will be measured, with hindsight, by the minimization of the level of technical failures and by the prompt identification and repair of failures.

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

PART II. OTHER INFORMATION
         -----------------
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------
(a)      Exhibits

                  27       Financial Data Schedule

(b)      Reports

                  No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 1999.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Regeneron Pharmaceuticals, Inc.

Date:      May 14, 1999                     By:       /s/ Murray A. Goldberg
     -----------------------------              -------------------------------
                                                     Murray A. Goldberg
                                                     Vice President, Finance &
                                                     Administration, Chief
                                                     Financial Officer, and
                                                     Treasurer