Form 10-Q
period 1999-06-30
REGENERON PHARMACEUTICALS INC
filed 1999-08-05
CIK 872589

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

         (Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended          June 30, 1999
                                        ---------------------------

                                       OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from ______________  to __________________

         Commission File Number     0-19034

                         REGENERON PHARMACEUTICALS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              New York                                   13-3444607
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

    777 Old Saw Mill River Road
         Tarrytown, New York                                    10591-6707
----------------------------------------                        ----------
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

                          Yes  X          No
                             ----            -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 30, 1999:

          Class of Common Stock                          Number of Shares
          ---------------------                          ----------------
     Class A Stock, $0.001 par value                         3,630,273
     Common Stock, $0.001 par value                         27,681,826



================================================================================

                         REGENERON PHARMACEUTICALS, INC.
                                Table of Contents
                                  June 30, 1999




                                                                                  Page Numbers
                                                                                  ------------
PART I   FINANCIAL INFORMATION


Item 1   Financial Statements

         Condensed balance sheets (unaudited) at June 30, 1999
         and December 31, 1998                                                          3

         Condensed statements of operations (unaudited) for the three
         months and six months ended June 30, 1999 and 1998                             4

         Condensed statement of stockholders' equity (unaudited) for the
         six months ended June 30, 1999                                                 5

         Condensed statements of cash flows (unaudited) for the
         six months ended June 30, 1999 and 1998                                        6

         Notes to condensed financial statements                                        7-10

Item 2   Management's Discussion and Analysis of  Financial Condition
         and Results of Operations                                                      11-22



PART II  OTHER INFORMATION

Item 4   Submission of Matters to a Vote of Security Holders                            23

Item 6   Exhibits and Reports on Form 8-K                                               24



SIGNATURE PAGE                                                                          25


Exhibit 27  Financial data schedule

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

REGENERON PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS AT JUNE 30, 1999 AND DECEMBER 31, 1998 (Unaudited) (In thousands, except share data)

                                                                                      June 30,   December 31,
                                          ASSETS                                        1999         1998
                                                                                      --------    ---------
Current assets
    Cash and cash equivalents                                                          $20,560     $19,757
    Marketable securities                                                               49,259      66,022
    Receivable due from The Procter & Gamble Company                                     3,003       3,169
    Receivable due from Merck & Co., Inc.                                                1,674       1,665
    Receivable due from Amgen-Regeneron Partners                                           195         709
    Receivable due from Sumitomo Pharmaceuticals Company, Ltd.                              94         167
    Prepaid expenses and other current assets                                            1,430       1,412
                                                                                      --------    --------
       Total current assets                                                             76,215      92,901

Marketable securities                                                                   26,749      27,751
Investment in Amgen-Regeneron Partners                                                   1,534       3,091
Property, plant, and equipment, at cost, net of accumulated depreciation
    and amortization                                                                    35,179      33,019
Other assets                                                                               162         153
                                                                                      --------    --------
       Total assets                                                                   $139,839    $156,915
                                                                                      ========    ========

                           LIABILITIES and STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable and accrued expenses                                               $4,854      $5,551
    Deferred revenue, current portion                                                    2,729       2,735
    Capital lease obligations, current portion                                           1,099       1,051
    Note payable, current portion                                                           63          65
                                                                                      --------    --------
       Total current liabilities                                                         8,745       9,402

Deferred revenue                                                                        12,944      12,938
Capital lease obligations                                                                  882       1,457
Note payable                                                                             1,579       1,609
Other liabilities                                                                          293         282

Commitments and contingencies

Stockholders' equity
    Preferred stock, $.01 par value; 30,000,000 shares authorized; issued and outstanding - none
    Class A Stock, convertible, $.001 par value; 40,000,000 shares authorized;
        3,630,273 shares issued and outstanding in 1999
        3,630,786 shares issued and outstanding in 1998                                      4           4
    Common Stock, $.001 par value; 60,000,000 shares authorized;
       27,681,426 shares issued and outstanding in 1999
       27,386,858 shares issued and outstanding in 1998                                     28          27
    Additional paid-in capital                                                         309,799     308,561
    Unearned compensation                                                                 (180)       (360)
    Accumulated deficit                                                               (193,996)   (177,233)
    Accumulated other comprehensive (loss) income                                         (259)        228
                                                                                      --------    --------
       Total stockholders' equity                                                      115,396     131,227
                                                                                      --------    --------
       Total liabilities and stockholders' equity                                     $139,839    $156,915
                                                                                      ========    ========



    The accompanying notes are an integral part of the financial statements.

================================================================================

REGENERON PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)




                                                  Three months ended June 30,          Six months ended June 30,
                                                  ---------------------------          -------------------------
                                                      1999          1998                   1999       1998
                                                      ----          ----                   ----       ----
Revenues
       Contract research and development             $3,397       $6,202                  $6,741    $10,776
       Research progress payments                                  5,000                              5,000
       Contract manufacturing                         2,454        2,281                   4,569      4,167
       Investment income                              1,319        1,712                   2,778      3,502
                                                    --------     -------                --------    -------
                                                      7,170       15,195                  14,088     23,445
                                                    --------     -------                --------    -------


Expenses
       Research and development                      10,818        9,054                  22,039     17,204
       Loss in Amgen-Regeneron Partners                 591          186                   1,557        873
       General and administrative                     1,520        1,693                   3,113      3,077
       Depreciation and amortization                    829          780                   1,554      1,649
       Contract manufacturing                         1,164        1,235                   2,418      2,103
       Interest                                          81          107                     170        228
                                                    --------     -------                --------    -------
                                                     15,003       13,055                  30,851     25,134
                                                    --------     -------                --------    -------

Net (loss) income                                   ($7,833)      $2,140                ($16,763)   ($1,689)
                                                    ========     =======                ========    =======

Net (loss) income per share, basic and diluted       ($0.25)      $0.07                  ($0.54)    ($0.05)
                                                    ========     =======                ========    =======









    The accompanying notes are an integral part of the financial statements.


================================================================================

REGENERON PHARMACEUTICALS, INC.
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
For the six months ended June 30, 1999
(In thousands)




                                                     Class A Stock                     Common Stock              Additional
                                               --------------------------     ----------------------------        Paid-in
                                                 Shares        Amount            Shares         Amount            Capital
                                               -----------   ------------     -------------   ------------    -----------------

Balance, December 31, 1998                          3,631         $4             27,387            $27             $308,561

Amortization of unearned compensation
Issuance of Common Stock in connection
     with exercise of stock options                                                 255              1                  930
Issuance of Common Stock in connection
     with Company 401(k) Savings Plan
     contribution                                                                    38                                 308
Conversion of Class A Stock to
     Common Stock                                      (1)                            1
Net loss
Change in net unrealized (loss) gain
     on marketable securities
                                               ----------------------------------------------------------------------------------

     Balance, June 30, 1999                         3,630         $4             27,681            $28             $309,799
                                               ==================================================================================








                                                                                    Accumulated            Total
                                                   Unearned     Accumulated    Other Comprehensive    Stockholders'   Comprehensive
                                                 Compensation     Deficit         (Loss) Income           Equity          Loss
                                                 ------------   -----------    -------------------     -----------    ------------

Balance, December 31, 1998                         ($360)        ($177,233)            $228             $131,227

Amortization of unearned compensation                180                                                     180
Issuance of Common Stock in connection
     with exercise of stock options                                                                          931
Issuance of Common Stock in connection
     with Company 401(k) Savings Plan
     contribution                                                                                            308
Conversion of Class A Stock to
     Common Stock
Net loss                                                           (16,763)                              (16,763)       ($16,763)
Change in net unrealized (loss) gain
     on marketable securities                                                          (487)                (487)           (487)
                                               -----------------------------------------------------------------------------------

     Balance, June 30, 1999                        ($180)        ($193,996)           ($259)            $115,396        ($17,250)
                                               ===================================================================================






   The accompanying notes are an integral part of the financial statements.

================================================================================

REGENERON PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
Increase (Decrease) in Cash and Cash Equivalents
(In thousands)

                                                                                 Six months ended June 30,
                                                                                    1999           1998
                                                                                    ----           ----

Cash flows from operating activities
    Net loss                                                                       ($16,763)      ($1,689)
                                                                                    -------       -------
    Adjustments to reconcile net loss to net cash
      used in operating activities
      Loss in Amgen-Regeneron Partners                                                1,557           873
      Depreciation and amortization                                                   1,554         1,649
      Stock issued in consideration for services rendered                               180           180
      Changes in assets and liabilities
        Decrease (increase) in amounts due from The Procter & Gamble Company            166        (7,379)
        (Increase) decrease in amounts due from Merck & Co., Inc.                        (9)          417
        Decrease (increase) in amounts due from Amgen-Regeneron Partners                514          (118)
        Decrease in amounts due from Sumitomo Pharmaceuticals Co., Ltd.                  73         1,180
        Increase in investment in Amgen-Regeneron Partners                                         (2,423)
        Increase in prepaid expenses and other assets                                   (27)         (461)
        Decrease in deferred revenue                                                               (1,807)
        (Decrease) increase in accounts payable, accrued expenses,
           and other liabilities                                                       (364)          881
                                                                                    -------       -------
                  Total adjustments                                                   3,644        (7,008)
                                                                                    -------       -------
           Net cash used in operating activities                                    (13,119)       (8,697)
                                                                                    -------       -------

Cash flows from investing activities
    Purchases of marketable securities                                              (42,225)      (43,883)
    Sales of marketable securities                                                   59,503        48,096
    Capital expenditures                                                             (3,728)       (1,090)
                                                                                    -------       -------
           Net cash provided by investing activities                                 13,550         3,123
                                                                                    -------       -------

Cash flows from financing activities
    Net proceeds from the issuance of stock                                             931           407
    Principal payments on note payable                                                  (32)          (36)
    Capital lease payments                                                             (527)       (1,180)
                                                                                    -------       -------
           Net cash provided by (used in) financing activities                          372          (809)
                                                                                    -------       -------

           Net increase (decrease) in cash and cash equivalents                         803        (6,383)
                                                                                    -------       -------

Cash and cash equivalents at beginning of period                                     19,757        28,921
                                                                                    -------       -------

           Cash and cash equivalents at end of period                               $20,560       $22,538
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


2.       Statements of Cash Flows

         Supplemental disclosure of noncash investing and financing activities:

         Included in accounts payable and accrued expenses at June 30, 1999 and December 31, 1998 were approximately $455 and $469, respectively, of accrued capital expenditures. Included in accounts payable and accrued expenses at June 30, 1998 and December 31, 1997 were approximately $190 and $635, respectively, of accrued capital expenditures.

         Included in accounts payable and accrued expenses at December 31, 1998 was approximately $308 of accrued Company 401(k) Savings Plan contribution expense. During January 1999 the Company contributed approximately thirty-eight thousand shares of Common Stock to the 401(k) Savings Plan in satisfaction of this obligation.

         Capital lease obligations of $451 were incurred during the first six months of 1998 when the Company leased new equipment.


3.       Accounts Payable and Accrued Expenses

         Accounts payable and accrued expenses as of June 30, 1999 and December 31, 1998 consist of the following:

                                                                   June 30,       December 31,
                                                                     1999             1998
                                                                     ----             ----
               Accounts payable                                     $1,680           $2,223
               Accrued payroll and related costs                     2,056            1,346
               Accrued clinical trial expense                          300            1,336
               Accrued expenses, other                                 531              359
               Deferred compensation                                   287              287
                                                                    ------           ------
                                                                    $4,854           $5,551
                                                                    ======           ======

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(In thousands, except per share data)




4.       Amgen-Regeneron Partners Research Collaboration Agreement

         In August 1990, the Company entered into a collaboration agreement with Amgen Inc. ("Amgen") to develop and attempt to commercialize BDNF and NT-3. Pursuant to that agreement, the Company and Amgen formed a partnership, Amgen-Regeneron Partners (the "Partnership"), whereby the revenues earned and expenses incurred by the Partnership for the research and development of BDNF and NT-3 are shared equally. The Company accounts for its investment in the Partnership in accordance with the equity method of accounting.

         Selected operating statement data of the Partnership for the three and six months ended June 30, 1999 and 1998 are as follows:

                               Three Months Ended            Six Months Ended
                                    June 30,                     June 30,
                               ------------------          --------------------
                                 1999         1998          1999          1998
                                 ----         ----          ----          ----
         Total revenues           $90          $43           $206           $83
         Total expenses        (1,272)        (416)        (3,320)       (1,829)
                               -------        -----        -------       -------

         Net loss             ($1,182)       ($373)       ($3,114)      ($1,746)
                              ========       ======       ========      ========



5.       Comprehensive Loss

         Comprehensive loss represents the change in net assets of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss of the Company includes net loss adjusted for the change in net unrealized gain or loss on marketable securities. The net effect of income taxes on comprehensive loss is immaterial. The comprehensive loss for the six months ended June 30, 1999 has been included in the Statement of Stockholders' Equity. For the six months ended June 30, 1998, the components of comprehensive loss were:

                                                                         1998
                                                                         ----
         Net loss                                                      ($1,689)
         Change in net unrealized gain on marketable securities            (23)
                                                                       -------
              Total comprehensive loss                                 ($1,712)
                                                                       =======

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(In thousands, except per share data)


6.       Per Share Data

         The Company's basic net (loss) income per share amounts have been computed by dividing net (loss) income by the weighted average number of Common and Class A shares outstanding. For the three months ended June 30, 1998, the Company reported net income; therefore, common stock equivalents were included in the computation of diluted net income per share. For the three months ended June 30, 1999 and for the six months ended June 30, 1999 and 1998, the Company reported net losses; therefore, no common stock equivalents were included in the computation of diluted net loss per share, since such inclusion would have been antidilutive. The calculations of basic and diluted net (loss) income per share are as follows:


                                                            Three Months Ended June 30,
                                                       -------------------------------------       -----------------
                                                       Net (Loss) Income          Shares           Net (Loss) Income
                                                          (Numerator)         (Denominator)            Per Share
                                                       --------------         --------------           ---------
           1999:
               Basic and Diluted                           ($7,833)               31,303                 ($0.25)
           1998:
               Basic                                        $2,140                31,003                  $0.07
               Effect of dilutive securities:
                  Options                                                           985
                                                                                  ------
               Diluted                                      $2,140                31,988                  $0.07
                                                                                  ======

         Options and warrants which have been excluded from the diluted per share amounts because their effect would have been antidilutive include the following:

                                                                              Three Months Ended June 30,
                                                                              ---------------------------
                                                                            1999                         1998
                                                                            ----                         ----
                                                                  Weighted         Weighted      Weighted      Weighted
                                                                   Average          Average      Average        Average
                                                                   Number       Exercise Price    Number    Exercise Price
                                                                   ------       --------------   ------     --------------
               Options with exercise prices below
               the average fair market value of
               the Company's common stock for
               the respective period                               1,567             $4.76


               Options and warrants with
               exercise prices above the average
               fair market value of the
               Company's common stock for the
               respective period                                   5,538             $10.82       4,002          $12.05
                                                                   -----                          -----
                                   Total                           7,105                          4,002
                                                                   =====                          =====


REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(In thousands, except per share data)


6.       Per Share Data (continued)

                                                       Six Months Ended June 30,
                                                  ----------------------------------          ----------
                                                   Net Loss                Shares              Per Share
                                                  (Numerator)          (Denominator)             Amount
                                                  -----------          -------------             ------
         1999:
            Basic and Diluted                      ($16,763)               31,289                ($0.54)

         1998:
            Basic and Diluted                       ($1,689)               30,968                ($0.05)

         Options and warrants which have been excluded from the diluted per share amounts because their effect would have been antidilutive include the following:



                                                                                 Six Months Ended June 30,
                                                                  --------------------------------------------------------
                                                                            1999                         1998
                                                                            ----                         ----
                                                                  Weighted         Weighted      Weighted      Weighted
                                                                   Average          Average      Average        Average
                                                                   Number       Exercise Price    Number    Exercise Price
                                                                   ------       --------------   ------     --------------
               Options with exercise prices below
               the average fair market value of
               the Company's common stock for
               the respective period                               1,570              $4.81       2,328           $5.43


               Options and warrants with
               exercise prices above the average
               fair market value of the
               Company's common stock for the
               respective period                                   5,479             $10.85       4,010          $12.04
                                                                   -----                          -----
                                   Total                           7,049                          6,338
                                                                   =====                          =====









7.       Long-Term Incentive Plan

         In June 1999, the Regeneron Pharmaceuticals, Inc. Amended and Restated 1990 Long-Term Incentive Plan ("Incentive Plan") was amended to increase by 1,500 the number of shares reserved for issuance under the plan. As amended, the Incentive Plan provides for a maximum of 6,900 shares of Common Stock for awards. Such awards include Restricted Share Rights, Incentive Stock Rights, Stock Options, Stock Appreciation Rights, and Performance Unit Rights, as defined.

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

         The Company is pursuing research and development programs in the following areas:

         o AXOKINE(Registered) second generation ciliary neurotrophic factor for the treatment of Type II diabetes in obese patients and uncomplicated obesity,

         o Brain-derived neurotrophic factor ("BDNF") for the treatment of amyotrophic lateral sclerosis ("ALS," commonly known as Lou Gehrig's disease),

         o Neurotrophin-3 ("NT-3") for the treatment of constipating conditions,

         o Angiogenesis, including stimulating blood vessel growth in settings where more blood flow is desired and blocking blood vessel growth in abnormal conditions such as cancer. The angiogenesis program is based on Regeneron's discovery of Angiopoietins, a new family of ligands (and their receptors, called the TIE family of receptors) that appears to regulate blood vessel formation,

         o Protein antagonists for cytokines such as interleukin-1 ("IL-1"), interleukin-4 ("IL-4"), interleukin-6 ("IL-6"), and interleukin-13 ("IL-13") as potential treatment of inflammatory diseases, allergic disorders, and cancer,

         o Muscle atrophy, using a variety of approaches to identify and validate drug targets, and

         o Research programs to discover orally active, small molecule-based drugs, some of which may mimic or antagonize protein- or receptor-based drug candidates that the Company is developing.

         Discussion of Second Quarter 1999 Activities. In the second quarter of 1999, the Company continued to develop AXOKINE under the Company's collaboration agreement ("the P&G Agreement") with The Procter and Gamble Company ("Procter & Gamble"). The Company and Procter & Gamble filed an Investigational New Drug application ("IND") with the United States Food and Drug Administration ("FDA") in the first quarter of 1999 and commenced a Phase I clinical study to determine the safety of AXOKINE administered subcutaneously for a short duration to mildly to moderately obese healthy volunteers. AXOKINE is being developed for the treatment of Type II diabetes in obese patients and uncomplicated obesity. No assurance can be made regarding the timing or result of this or any further clinical trial of AXOKINE. AXOKINE has never been administered to people. Its safety and efficacy in the treatment of any human condition have not been established and can not be predicted. Previous clinical studies of ciliary neurotrophic factor ("CNTF"), the parent molecule of AXOKINE, in addition to weight loss, resulted in the creation of neutralizing antibodies and adverse events (side effects) in patients, including cough, nausea, malaise, and increased herpes simplex cold sores. While certain aspects of the development of AXOKINE by the Company and Procter & Gamble have focused on attempting to avoid or minimize antibody production or adverse events, no assurance may be given that these problems will be avoided or minimized or that they will not lead to the failure, delay, or additional difficulty in conducting AXOKINE clinical trials.

         The Company and Procter & Gamble also continued to collaborate in research and development in the fields of angiogenesis, bone growth and related areas, muscle injury and atrophy, and small molecule (orally active) drugs. The majority of the Company's scientific resources are devoted to its collaborative activities with Procter & Gamble.

         During the second quarter of 1999, the Company continued to develop independent of any corporate collaboration its proprietary cytokine traps for the potential treatment of asthma, inflammatory disease, cancer, and rheumatoid arthritis. The Company has conducted research with Pharmacopeia, Inc. in the area of small molecule drugs since 1996 under a collaboration agreement that will terminate, subject to certain continuing obligations, in the fourth quarter of 1999.

         During the second quarter of 1999, Amgen-Regeneron Partners, the partnership equally owned by Regeneron and Amgen Inc. ("Amgen"), continued to develop BDNF and NT-3. BDNF is currently being developed by Amgen-Regeneron Partners for potential use in treating ALS through two routes of administration: intrathecal (infusion into the spinal fluid through an implanted pump) and subcutaneous (injection under the skin). In the fourth quarter of 1998, Amgen, on behalf of the partnership began an intrathecal study in more than 200 patients with ALS. Subcutaneous studies conducted by Regeneron on behalf of the partnership began in the first quarter of 1998. The subcutaneous studies are based on an analysis of the Amgen-Regeneron Partners Phase III trial of BDNF for ALS that was completed in 1996. That trial failed to achieve its predetermined end points, but subsequent analyses indicated that a retrospectively-defined subset of ALS patients in the trial may have received a survival benefit from BDNF treatment. A multi-center study of more than 300 ALS patients who will receive BDNF subcutaneously began in August 1999.

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

         Amgen-Regeneron Partners' clinical development of NT-3 is currently focused on constipating conditions. In 1998, Regeneron, on behalf of Amgen-Regeneron Partners, completed a small clinical study that included healthy volunteers and patients suffering from severe idiopathic constipation, and began additional small studies that continued through the second quarter of 1999 in patients who suffer from constipation associated with conditions such as spinal cord injury and Parkinson's disease.

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

         From inception on January 8, 1988 through June 30, 1999, Regeneron had a cumulative loss of $194.0 million. In the absence of revenues from commercial product sales or other sources (the amount, timing, nature, or source of which cannot be predicted), the Company's losses will continue as the Company conducts its research and development activities. The Company's activities may expand over time and may require additional resources, and the Company's operating losses may be substantial over at least the next several years. The Company's losses may fluctuate from quarter to quarter and will depend, among other factors, on the timing of certain expenses and on the progress of the Company's research and development efforts.


Results of Operations

         Three months ended June 30, 1999 and 1998. The Company's total revenue decreased to $7.2 million for the second quarter of 1999 from $15.2 million for the same period in 1998. Contract research and development revenue decreased to $3.4 million for the second quarter of 1999 from $6.2 million for the same period in 1998. The Company earned nominal revenue in the second quarter of 1999 from its ongoing collaboration with Sumitomo Pharmaceuticals, versus revenue of $1.0 million for the same period in 1998, as revenue from research payments under the Company's collaboration agreement with Sumitomo Pharmaceuticals ended in 1998 and because the Company did not supply any BDNF to Sumitomo Pharmaceuticals in the first half of 1999 for preclinical and clinical use. Contract research and development revenue related to the P&G Agreement also decreased in the second quarter of 1999 versus the same period in 1998 as research activity on AXOKINE declined as AXOKINE progressed into clinical trials. In addition, the Company earned a non-recurring $5.0 million research progress payment from Procter & Gamble in the second quarter of 1998 in connection with the AXOKINE collaboration. Contract manufacturing revenue related to the long-term manufacturing agreement (the "Merck Agreement") with Merck & Co., Inc. ("Merck") increased to $2.5 million for the second quarter of 1999, compared to $2.3 million for the same period in 1998, as a result of increased activity in preparation for manufacturing a product for Merck at the Company's Rensselaer facility. Investment income in the second quarter of 1999 decreased to $1.3 million from $1.7 million for the same period in 1998, due primarily to lower levels of interest-bearing investments as the Company funds its operations.

         The Company's total operating expenses increased to $15.0 million in the second quarter of 1999 from $13.1 million for the same period in 1998. Research and development expenses increased to $10.8 million in the second quarter of 1999 from $9.1 million for the same period in 1998, primarily as a result of higher staffing and increased activity in the Company's preclinical and clinical research programs. The Company's share of the loss in Amgen-Regeneron Partners increased to $0.6 million in the second quarter of 1999 from $0.2 million for the same period in 1998, as a result of the partnership's increased clinical trial activity on BDNF and NT-3. Research and development expenses (including loss in Amgen-Regeneron Partners) were approximately 76% of total operating expenses in the second quarter of 1999, compared to 71% for the same period in 1998.

         General and administrative expenses decreased to $1.5 million in the second quarter of 1999 from $1.7 million for the same period in 1998 due primarily to lower legal and insurance expenses. Depreciation and amortization expense was $0.8 million for both the second quarter of 1999 and 1998. Contract manufacturing expenses, which are expenses directly related to the Merck Agreement and are reimbursed by Merck, were $1.2 million for both the second quarter of 1999 and 1998. Interest expense was $0.1 million for both the second quarter of 1999 and 1998.

         The Company's net loss for the second quarter of 1999 was $7.8 million, or $0.25 per share (basic and diluted), compared to net income of $2.1 million, or $0.07 per share (basic and diluted), for the same period in 1998.

         Six months ended June 30, 1999 and 1998. The Company's total revenue decreased to $14.1 million for the six months ended June 30, 1999 from $23.4 million for the same period in 1998. Contract research and development revenue decreased to $6.7 million for the six months ended June 30, 1999 from $10.8 million for the same period in 1998. The Company earned nominal revenue in the first half of 1999 from its ongoing collaboration with Sumitomo Pharmaceuticals, versus revenue of $2.7 million for the same period in 1998, as revenue from research payments under the Company's collaboration agreement with Sumitomo Pharmaceuticals ended in 1998 and because the Company did not supply any BDNF to Sumitomo Pharmaceuticals in the first half of 1999 for preclinical and clinical use. Contract research and development revenue related to the P&G Agreement also decreased in the first six months of 1999 versus the same period in 1998 as research activity on AXOKINE declined as AXOKINE progressed into clinical trials. In addition, the Company earned a non-recurring $5.0 million research progress payment from Procter & Gamble in the second quarter of 1998 in connection with the AXOKINE collaboration. Contract manufacturing revenue related to the Merck Agreement increased to $4.6 million for the first six months of 1999, compared to $4.2 million for the same period in 1998, as a result of increased activity in preparation for manufacturing a product for Merck at the Company's Rensselaer facility. Investment income for the six months ended June 30, 1999 decreased to $2.8 million from $3.5 million for the same period in 1998, due mainly to lower levels of interest-bearing investments as the Company funds its operations.

         The Company's total operating expenses increased to $30.9 million for the six months ended June 30, 1999 from $25.1 million for the same period in 1998. Research and development expenses increased to $22.0 million in the first six months of 1999 from $17.2 million for the same period in 1998, primarily as a result of higher staffing and increased activity in the Company's preclinical and clinical research programs. The Company's share of the loss in Amgen-Regeneron Partners increased to $1.6 million in the first half of 1999 from $0.9 million for the same period in 1998, as a result of the partnership's increased clinical trial activity on BDNF and NT-3. Research and development expenses (including loss in Amgen-Regeneron Partners) were approximately 76% of total operating expenses in the first six months of 1999, compared to 72% for the same period in 1998.

         General and administrative expenses and depreciation and amortization expense were $3.1 million and $1.6 million, respectively, for both the first six months of 1999 and 1998. Contract manufacturing expenses, which are direct expenses related to the Merck

Agreement and are reimbursed by Merck, increased to $2.4 million in the first half of 1999 from $2.1 million in the same period of 1998, primarily due to increased activity in preparation for manufacturing a product for Merck. Interest expense was $0.2 million for both the first six months of 1999 and 1998.

         The Company's net loss for the six months ended June 30, 1999 was $16.8 million, or $0.54 per share (basic and diluted), compared to a net loss of $1.7 million, or $0.05 per share (basic and diluted), for the same period in 1998.


Liquidity and Capital Resources

         Since its inception in 1988, the Company has financed its operations primarily through private placements and public offerings of its equity securities, revenue earned under the several agreements between the Company and each of Amgen, Sumitomo Chemical Company, Ltd., Sumitomo Pharmaceuticals, Merck, and Procter & Gamble and investment income.

         In May 1997, the Company and Procter & Gamble entered into the P&G Agreement. Procter & Gamble agreed over the first five years of the P&G Agreement to purchase up to $60.0 million in Regeneron equity (of which $42.9 million was purchased in June 1997) and provide up to $94.7 million in support of Regeneron's research efforts related to the collaboration (of which $8.8 million was received through June 30, 1999). During the second five years of the P&G Agreement, the companies will share all research costs equally. Clinical testing and commercialization expenses for jointly developed products will generally be shared equally throughout the ten years of the collaboration. The companies expect jointly to develop and market worldwide any products resulting from the collaboration and share equally in profits. Either company may terminate the P&G Agreement at the end of five years with at least one year prior notice or earlier if a defined event of default occurs. In September 1997, the Company and Procter & Gamble expanded the P&G Agreement to include AXOKINE and related molecules (delivered systemically), and agreed to develop AXOKINE initially to treat obesity associated with Type II diabetes. Procter & Gamble agreed to reimburse the Company for certain research and development costs and pay as much as $15.0 million in additional funding, partly subject to achieving certain milestones related to AXOKINE. Of the $15.0 million, $5.0 million was paid in 1997 and $5.0 million was paid in 1998. Beginning in the third quarter of 1999, research support provided from Procter & Gamble, in addition to amounts paid to support development of AXOKINE (which vary from quarter to quarter), will increase from $1.1 million per quarter to at least $6.3 million per quarter for the following three years of the companies' collaboration agreement.

         In connection with the Company's agreement to collaborate with Sumitomo Pharmaceuticals in the research and development of BDNF in Japan, Sumitomo Pharmaceuticals paid the Company $25.0 million through December 1997. The Company also received a $5.0 million research progress payment from Sumitomo Pharmaceuticals (reduced by $0.5 million of Japanese withholding tax) in August 1998. In addition, Sumitomo Pharmaceuticals has paid the Company $27.6 million through June 30, 1999 in connection with supplying BDNF for preclinical and clinical use. Regeneron expects to resume supplying BDNF to Sumitomo Pharmaceuticals later in 1999.

         The Company's activities relating to BDNF and NT-3, as agreed upon by Amgen and Regeneron, are being reimbursed by Amgen-Regeneron Partners, and the Company recognizes such reimbursement as revenue. The funding of Amgen-Regeneron Partners is through capital contributions from Amgen and Regeneron, who must make equal payments in order to maintain equal ownership and equal sharing of any profits or losses from the partnership. The Company has made capital contributions totaling approximately $50.4 million to Amgen-Regeneron Partners from the partnership's inception in June 1993 through June 30, 1999. The Company expects that its capital contributions in 1999 will total at least $3.0 million for the full year. These contributions could increase or decrease, depending upon (among other things) the nature and cost of BDNF and NT-3 studies that Amgen-Regeneron Partners' may conduct and the outcomes of those studies.

         From its inception in January 1988 through June 30, 1999, the Company invested approximately $63.3 million in property, plant, and equipment. This includes $16.8 million to acquire and renovate the Rensselaer facility and an additional $14.1 million to complete construction at the facility pursuant to the Merck Agreement. In connection with the purchase and renovation of the Rensselaer facility, the Company obtained financing of $2.0 million from the New York State Urban Development Corporation, of which $1.6 million is outstanding. Under the terms of such financing, the Company is not permitted to declare or pay dividends on its equity securities.

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

         As of June 30, 1999, the Company had no established banking arrangements through which it could obtain short-term financing or a line of credit. Additional funds may be raised through, among other things, the issuance of additional securities, other financing arrangements, and future collaboration agreements. No assurance can be given that additional financing will be available or, if available, that it will be available on acceptable terms. In addition, the Company estimates that through mid-2002 it could receive additional payments from Procter & Gamble in the form of research funding, milestones, and equity purchases of as much as $100 million or more.

         At June 30, 1999, the Company had $96.6 million in cash, cash equivalents, and marketable securities. The Company expects to incur substantial funding requirements for, among other things, research and development activities (including preclinical and clinical testing), validation of manufacturing facilities, and the acquisition of equipment. The Company expects to incur ongoing funding requirements for capital contributions to Amgen-Regeneron Partners to support the continued development and clinical trials of BDNF and NT-3. In 1999, the Company expects further increases in the level of quarterly research and development expenses as the Company continues to add staff and increases its clinical activity. The amount needed to fund operations will also depend on other factors, including the status of competitive products, the success of the Company's research and development programs, the status of patents and other intellectual property rights developments, and the continuation, extent, and success of any collaborative research programs (including those with Amgen and Procter & Gamble). The Company believes that its existing capital resources will enable it to meet operating needs for at least several years. No assurance can be given that there will be no change in projected revenues or expenses that would lead to the Company's capital being consumed significantly before such time.


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

         As Regeneron's scientific efforts lead to potentially promising new directions, both outside of recombinant protein therapies (into orally active, small molecule pharmaceuticals) and outside of treatments for neurological and neurodegenerative conditions (into, for example, potential programs in diabetes, obesity, cancer, inflammation, muscle disease, bone growth disorders, and angiogenesis), the Company will require additional internal expertise or external collaborations in areas in which it currently does not have substantial resources and personnel.

         The Company is evaluating its operations to determine the impact, if any, that Year 2000 problems may have. The Year 2000 problem results from computer programs and devices that do not differentiate between the year 1900 and the year 2000 because they were written using two digits rather than four to define the applicable year. Accordingly, computer systems that have time-sensitive calculations may not properly recognize the year 2000. Like many corporations, Regeneron has no previous experience with an issue like the Year 2000 problem.

         The Year 2000 problem could affect Regeneron's ability to conduct its normal operations that are date sensitive or depend on computers or equipment that contain embedded chips that are date sensitive. It could adversely affect Regeneron's ability to maintain or operate its facilities in a safe and effective manner or undertake other activities necessary and customary to carrying out its business. In addition, the Year 2000 problem could have material adverse effects on the operations or financial condition of the Company's licensees, licensors, collaborators, suppliers, vendors, and others and, in particular, utility companies that provide energy to the Company's facilities and equipment, which could, in turn, have a material direct or indirect effect on Regeneron. Regeneron is not currently Year 2000 compliant. Although the Company believes it is developing an appropriate program to address the Year 2000 problem, it cannot guarantee that its program will succeed or will be timely. The following is a discussion of the Company's Year 2000 program.

         The Company has appointed a Year 2000 task force with representatives from each department of the Company and has retained independent consultants and experts to facilitate its review. The Company's Year 2000 review includes its computer systems and software, embedded systems in non-computer equipment, and vendor operations. The Company has identified the following three principal areas of potential computer systems exposure at Regeneron to the Year 2000 problem, in addition to third party issues which are discussed elsewhere:

o Process control, instruments, and environmental monitoring and control systems: these types of systems are used in the Company's manufacturing and research and development processes, among other operations. These generally are systems, devices, and instruments which use date functionality and generate, send, receive, or manipulate date-stamped data and signals. These systems may be found in data acquisition/processing software, laboratory instrumentation, and other equipment with embedded code, for example. These devices and instruments may be controlled by installed software, firmware, or other embedded control algorithms.

o Servers, desktops, and infrastructure: these generally are desktop computers (Macintosh and PCs) and server computer equipment, telecommunications, local area networks, wide area networks, and include system hardware, firmware, installed commercial application software, e-mail, and video teleconferencing, for example.

o Custom applications and business systems: these generally are applications purchased from an external vendor. These systems include applications developed or purchased by a functional area on computer systems located within Regeneron's corporate departments and operated by departmental personnel, such as Regeneron's core business systems (including financial systems) and personnel management systems.

The Company has substantially completed an analysis of its computer systems. This analysis has not revealed material Year 2000 problems related to such embedded systems.

         The Company has also substantially completed a survey and analysis of its vendors who support critical business processes to determine their level of readiness with respect to Year 2000 issues. While many vendors indicate that they believe they are or will be Year 2000 compliant, others state that they cannot represent that they have achieved compliance or guarantee the efficacy of their remediation efforts. Many vendors state that the problem is too complex for such a claim to have legitimacy; that efforts to solve Year 2000 problems are merely in the nature of risk mitigation; and that success in such efforts will be measured, with hindsight, by the minimization of the level of technical failures and by the prompt identification and repair of failures.

         The analysis of the Company's embedded systems and the information collected regarding vendor readiness have been used to formulate a contingency plan with respect to reasonably identifiable items of equipment and materials that are critical to the Company's operations. No assurance can be made that the Company's computer systems and software, embedded systems in non-computer equipment, and vendors will be Year 2000 compliant in a timely or cost-effective manner. In some cases, Regeneron plans to stock extra inventory and qualify alternate suppliers, although the Company cannot guarantee the availability of additional supplies or the Year 2000 compliance of alternate suppliers. The failure of suppliers to become Year 2000 compliant on a timely basis, or at all, could have a material adverse effect on the Company. The failure of certain third parties (such as Procter & Gamble, Amgen, Sumitomo Pharmaceuticals, Merck, and utility and communications companies) to operate in a normal and customary manner and to maintain Year 2000 compliance (or to assure that their vendors and suppliers are Year 2000 compliant) could have a material adverse effect on the operations and financial condition of Regeneron. It is possible that Regeneron could be adversely affected by the failure of other third parties to be Year 2000 compliant even though these third parties do not directly conduct business with Regeneron. It is not possible to guarantee that the Company's Year 2000 contingency plan will succeed or be timely.

         Regeneron is developing a "most reasonably likely worst case Year 2000 scenario" and identifying the principal risks to Regeneron. In developing this scenario, Regeneron assumed, among other things, that any Year 2000 disruptions are likely to be of limited duration (and that extended material Year 2000-related disruptions can not be reasonably guarded against based on the resources and nature of operations of the Company), the Company plans to protect against, avoid, or reduce exposure to Year 2000 disruptions by not conducting or minimizing activities between December 31, 1999 and January 2, 2000, and the most reasonably likely worst case Year 2000 scenario is that there is a local or regional power failure or an unanticipated failure of certain key equipment to function properly in early 2000. A failure of electrical power (for any cause, regardless of the risk potentially created by Year 2000 problems) to provide power to and heat or cool the Company's facilities and to maintain the temperature of the Company's storage units could materially adversely affect Regeneron's operations and financial condition. The Company is in the process of implementing contingency plans to protect certain key Regeneron assets in the event of a failure of electrical power for a limited duration or unanticipated failure of certain essential equipment. The Company anticipates implementing its contingency plan by December 1999. The risks that Year 2000 problems could present to the Company include, without limitation, disruption, delay, or cessation of manufacturing or other operations, including operations that are subject to regulatory compliance, and loss of research and manufacturing material and experiments that are difficult, costly, or impossible to replace. In each case, the correction of the problem could result in substantial expense and disruption or delay of the Company's operations. It is unclear to what extent, if any, such losses or expenses would be covered by the Company's current insurance policies. The Company does not plan on securing additional insurance specifically related to Year 2000 risks.

         As of June 30, 1999, total projected expenditures related to the Company's Year 2000 program, including, without limitation, back-up generators, anticipated upgrades, remediation, and new computer systems, will likely be less than $1.0 million, most of which is expected to be capital expenditures. However, these amounts are only estimates and are based on information currently available to the Company; the Company cannot guarantee that these amounts will be adequate to address the Company's Year 2000 compliance needs. As of June 30 1999, the Company estimates that it had incurred approximately $0.1 million specifically related to its Year 2000 efforts, including without limitation, dedicated internal staff costs, outside consulting fees, and computer system upgrades.

         The statements set forth herein concerning the Year 2000 problem which are not historical facts are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. There can be no guarantee that any estimates or other forward-looking statements will be achieved and actual results could differ significantly from those planned or contemplated. The Company plans to update the status of its Year 2000 program as necessary in its periodic filings and in accordance with applicable securities laws.

PART II. OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         On June 11, 1999, the Company conducted its Annual Meeting of Shareholders pursuant to due notice. A quorum being present either in person or by proxy, the shareholders voted on the following matters:

         1. To elect three Directors to hold office for a three-year term as Class II directors, and until their successors are duly elected and qualified.

         2. To ratify, confirm, and approve the Board's January 22, 1999 resolution to increase by 1,500,000 the number of shares reserved for issuance under Regeneron's Amended and Restated 1990 Long-Term Incentive Plan.

         3. To approve the selection of PricewaterhouseCoopers LLP as independent accountants for the Company's fiscal year ending December 31, 1999.

         No other matters were voted on. The number of votes cast was:

                                                                     Withheld
                                                      For            Authority
                                                      ---            ---------
         1.  Election of Class II Directors
                  Alfred G. Gilman, M.D., Ph.D.    57,182,100       2,026,875
                  Joseph L. Goldstein, M.D.        57,182,100       2,026,875
                  P. Roy Vagelos, M.D.             57,182,100       2,026,875


         The terms of office of Leonard S. Schleifer, M.D., Ph.D., Eric M. Shooter, Ph.D., Fred A. Middleton, Michael S. Brown, M.D., George Sing, and Charles A. Baker continued after the meeting.

                                                  For               Against              Abstain
                                                  ---               -------              -------
         2.  Amendment of Long-Term
                 Incentive Plan                54,146,709          4,780,248             64,372

                                                  For               Against              Abstain
                                                  ---               -------              -------

         3.  Selection of accountants          59,139,238             47,238             22,499

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits

                  27       Financial Data Schedule


(b)      Reports

                  No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 1999.

                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   Regeneron Pharmaceuticals, Inc.




Date:    August 6, 1999            By: /s/ Murray A. Goldberg
     ------------------------          -----------------------------------------
                                       Murray A. Goldberg
                                       Vice President, Finance & Administration,
                                       Chief Financial Officer, and Treasurer