Form 10-Q
period 1999-09-30
REGENERON PHARMACEUTICALS INC
filed 1999-11-09
CIK 872589

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

         (Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1999

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

                                    Yes  X   No
                                        ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 29, 1999:

        Class of Common Stock              Number of Shares
        ---------------------              ----------------
      Class A Stock, $0.001 par value         3,620,804
      Common Stock, $0.001 par value         27,704,495

                         REGENERON PHARMACEUTICALS, INC.
                                Table of Contents
                               September 30, 1999

                                                                                      Page Numbers
PART I   FINANCIAL INFORMATION

Item 1            Financial Statements

                  Condensed balance sheets at September 30, 1999 (unaudited)
                  and December 31, 1998                                                  3

                  Condensed statements of operations (unaudited) for the three
                  months and nine months ended September 30, 1999 and 1998               4

                  Condensed statement of stockholders' equity (unaudited) for the
                  nine months ended September 30, 1999                                   5

                  Condensed statements of cash flows (unaudited) for the
                  nine months ended September 30, 1999 and 1998                          6

                  Notes to condensed financial statements                                7-10

Item 2            Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                              11-24

PART II  OTHER INFORMATION

Item 6            Exhibits and Reports on Form 8-K                                       25

SIGNATURE PAGE                                                                           26

Exhibit 27        Financial data schedule

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

REGENERON PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS AT SEPTEMBER 30, 1999 AND DECEMBER 31, 1998 (In thousands, except share data)

                                                                                        September 30,
                                                                                            1999                 December 31,
                           ASSETS                                                        (Unaudited)                 1998
                                                                                         ------------           ------------
Current assets
    Cash and cash equivalents                                                             $  23,525               $  19,757
    Marketable securities                                                                    40,457                  66,022
    Receivable due from The Procter & Gamble Company                                          7,806                   3,169
    Receivable due from Merck & Co., Inc.                                                       750                   1,665
    Receivable due from Amgen-Regeneron Partners                                                                        709
    Receivable due from Sumitomo Pharmaceuticals Company, Ltd.                                  100                     167
    Prepaid expenses and other current assets                                                 1,643                   1,412
                                                                                          ---------               ---------
       Total current assets                                                                  74,281                  92,901

Marketable securities                                                                        23,451                  27,751
Investment in Amgen-Regeneron Partners                                                        1,350                   3,091
Property, plant, and equipment, at cost, net of accumulated depreciation
    and amortization                                                                         35,076                  33,019
Other assets                                                                                    222                     153
                                                                                          ---------               ---------
       Total assets                                                                       $ 134,380               $ 156,915
                                                                                          =========               =========

             LIABILITIES and STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable and accrued expenses                                                 $   4,531               $   5,551
    Deferred revenue, current portion                                                         3,140                   2,735
    Capital lease obligations, current portion                                                1,139                   1,051
    Note payable, current portion                                                                63                      65
                                                                                          ---------               ---------
       Total current liabilities                                                              8,873                   9,402

Deferred revenue                                                                             12,532                  12,938
Capital lease obligations                                                                       587                   1,457
Note payable                                                                                  1,563                   1,609
Other liabilities                                                                               298                     282

Commitments and contingencies

Stockholders' equity
    Preferred stock, $.01 par value; 30,000,000 shares authorized; issued and outstanding - none
    Class A Stock, convertible, $.001 par value; 40,000,000 shares authorized;
        3,620,804 shares issued and outstanding in 1999
        3,630,786 shares issued and outstanding in 1998                                           4                       4
    Common Stock, $.001 par value; 60,000,000 shares authorized;
        27,697,695 shares issued and outstanding in 1999
        27,386,858 shares issued and outstanding in 1998                                         28                      27
    Additional paid-in capital                                                              309,840                 308,561
    Unearned compensation                                                                       (90)                   (360)
    Accumulated deficit                                                                    (198,921)               (177,233)
    Accumulated other comprehensive (loss) income                                              (334)                    228
                                                                                          ---------               ---------
       Total stockholders' equity                                                           110,527                 131,227
                                                                                          ---------               ---------
       Total liabilities and stockholders' equity                                         $ 134,380               $ 156,915
                                                                                          =========               =========

   The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

                                                Three months ended September 30,      Nine months ended September 30,
                                                    1999               1998               1999               1998
                                                  --------           --------           --------           --------
Revenues
       Contract research and development          $  8,570           $  3,983           $ 15,311           $ 14,759
       Research progress payments                                       4,500                                 9,500
       Contract manufacturing                        2,730              2,326              7,299              6,493
       Investment income                             1,236              1,757              4,014              5,259
                                                  --------           --------           --------           --------
                                                    12,536             12,566             26,624             36,011
                                                  --------           --------           --------           --------

Expenses
       Research and development                     12,924              9,891             34,963             27,095
       Loss in Amgen-Regeneron Partners                952                678              2,509              1,551
       General and administrative                    1,578              1,323              4,691              4,400
       Depreciation and amortization                   898                681              2,452              2,330
       Contract manufacturing                        1,034              1,286              3,452              3,389
       Interest                                         75                102                245                330
                                                  --------           --------           --------           --------
                                                    17,461             13,961             48,312             39,095
                                                  --------           --------           --------           --------

Net loss                                          ($ 4,925)          ($ 1,395)          ($21,688)          ($ 3,084)
                                                  ========           ========           ========           ========

Net loss per share, basic and diluted             ($  0.16)          ($  0.04)          ($  0.69)          ($  0.10)
                                                  ========           ========           ========           ========

   The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
For the nine months ended September 30, 1999
(In thousands)

                                               Class A Stock     Common Stock    Additional
                                             ----------------   ---------------    Paid-in     Unearned      Accumulated
                                             Shares    Amount   Shares   Amount    Capital   Compensation      Deficit
                                             ------    ------   ------   ------  ----------  ------------   -----------
Balance, December 31, 1998                    3,631      $4     27,387     $27    $308,561      ($360)        ($177,233)

Amortization of unearned compensation                                                             270
Issuance of Common Stock in connection
     with exercise of stock options                                263       1         971
Issuance of Common Stock in connection
     with Company 401(k) Savings Plan
     contribution                                                   38                 308
Conversion of Class A Stock to
     Common Stock                               (10)                10
Net loss                                                                                                        (21,688)
Change in net unrealized (loss) gain
     on marketable securities
                                            ----------------------------------------------------------------------------

     Balance, September 30, 1999              3,621      $4     27,698     $28    $309,840       ($90)        ($198,921)
                                            ============================================================================

                                                       Accumulated           Total
                                                  Other Comprehensive     Stockholders'      Comprehensive
                                                     (Loss) Income           Equity              Loss
                                                  -------------------     -------------      -------------
Balance, December 31, 1998                                 $228              $131,227

Amortization of unearned compensation                                             270
Issuance of Common Stock in connection
     with exercise of stock options                                               972
Issuance of Common Stock in connection
     with Company 401(k) Savings Plan
     contribution                                                                 308
Conversion of Class A Stock to
     Common Stock
Net loss                                                                      (21,688)          ($21,688)
Change in net unrealized (loss) gain
     on marketable securities                              (562)                 (562)              (562)
                                                   -----------------------------------------------------

     Balance, September 30, 1999                          ($334)             $110,527           ($22,250)
                                                  ======================================================


   The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
Increase (Decrease) in Cash and Cash Equivalents
(In thousands)

                                                                             Nine months ended September 30,
                                                                                 1999            1998
                                                                               --------       --------
Cash flows from operating activities
    Net loss                                                                   ($21,688)       ($3,084)
                                                                               --------       --------
    Adjustments to reconcile net loss to net cash
      used in operating activities
        Loss in Amgen-Regeneron Partners                                          2,509          1,551
        Depreciation and amortization                                             2,452          2,330
        Stock issued in consideration for services rendered                         270            270
        Changes in assets and liabilities
          Increase in amounts due from The Procter & Gamble Company              (4,637)          (133)
          Decrease (increase) in amounts due from Merck & Co., Inc.                 915           (365)
          Decrease (increase) in amounts due from Amgen-Regeneron Partners          709           (371)
          Decrease in amounts due from Sumitomo Pharmaceuticals Co., Ltd.            67          2,049
          Increase in investment in Amgen-Regeneron Partners                       (768)        (3,818)
          Increase in prepaid expenses and other assets                            (300)          (702)
          Decrease in deferred revenue                                               (1)        (2,558)
          (Decrease) increase in accounts payable, accrued expenses,
             and other liabilities                                                 (322)           330
                                                                               --------       --------
                  Total adjustments                                                 894         (1,417)
                                                                               --------       --------
             Net cash used in operating activities                              (20,794)        (4,501)
                                                                               --------       --------

Cash flows from investing activities
    Purchases of marketable securities                                          (45,134)       (74,108)
    Sales of marketable securities                                               74,437         75,776
    Capital expenditures                                                         (4,883)        (2,380)
                                                                               --------       --------
             Net cash provided by (used in) investing activities                 24,420           (712)
                                                                               --------       --------

Cash flows from financing activities
    Net proceeds from the issuance of stock                                         972            438
    Principal payments on note payable                                              (48)           (57)
    Capital lease payments                                                         (782)        (1,495)
                                                                               --------       --------
             Net cash provided by (used in) financing activities                    142         (1,114)
                                                                               --------       --------

             Net increase (decrease) in cash and cash equivalents                 3,768         (6,327)
                                                                               --------       --------

Cash and cash equivalents at beginning of period                                 19,757         28,921
                                                                               --------       --------

             Cash and cash equivalents at end of period                         $23,525        $22,594
                                                                               ========       ========

   The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(In thousands, except per share data)

1.       Interim Financial Statements

         The interim Condensed Financial Statements of Regeneron Pharmaceuticals, Inc. (the "Company") have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures necessary for a presentation of the Company's financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company's financial position, results of operation, and cash flows for such periods. The results of operations for any interim periods are not necessarily indicative of the results for the full year. The December 31, 1998 Condensed Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2.       Statements of Cash Flows

         Supplemental disclosure of noncash investing and financing activities:

         Included in accounts payable and accrued expenses at September 30, 1999 and December 31, 1998 were approximately $95 and $469, respectively, of accrued capital expenditures. Included in accounts payable and accrued expenses at September 30, 1998 and December 31, 1997 were approximately $67 and $635, respectively, of accrued capital expenditures.

         Included in accounts payable and accrued expenses at December 31, 1998 was approximately $308 of accrued Company 401(k) Savings Plan contribution expense. During January 1999 the Company contributed approximately thirty-eight thousand shares of Common Stock to the 401(k) Savings Plan in satisfaction of this obligation.

         Capital lease obligations of $451 were incurred during the first nine months of 1998 when the Company leased new equipment.

3.       Accounts Payable and Accrued Expenses

         Accounts payable and accrued expenses as of September 30, 1999 and December 31, 1998 consist of the following:

                                         September 30,            December 31,
                                             1999                     1998
                                             ----                     ----
Accounts payable                            $1,479                   $2,223
Accrued payroll and related costs            1,910                    1,346
Accrued clinical trial expense                 300                    1,336
Accrued expenses, other                        558                      359
Deferred compensation                          284                      287
                                            ------                   ------
                                            $4,531                   $5,551
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

         Selected operating statement data of the Partnership for the three and nine months ended September 30, 1999 and 1998 are as follows:

                               Three Months Ended         Nine Months Ended
                                  September 30,             September 30,
                              ---------------------      --------------------
                               1999          1998        1999           1998
                               ----          ----        ----           ----
         Total revenues          $89          $110        $295           $193
         Total expenses       (1,992)       (1,465)     (5,312)        (3,294)
                              ------        ------      ------         ------

         Net loss            ($1,903)      ($1,355)    ($5,017)       ($3,101)
                             ========      =======     =======        =======

5.       Comprehensive Loss

         Comprehensive loss represents the change in net assets of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss of the Company includes net loss adjusted for the change in net unrealized gain or loss on marketable securities. The net effect of income taxes on comprehensive loss is immaterial. The comprehensive loss for the nine months ended September 30, 1999 has been included in the Statement of Stockholders' Equity. For the nine months ended September 30, 1998, the components of comprehensive loss were:

                                                                     1998
                                                                     ----
         Net loss                                                  ($3,084)
         Change in net unrealized gain on marketable securities        332
                                                                   -------
              Total comprehensive loss                             ($2,752)
                                                                   =======

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(In thousands, except per share data)

6.       Per Share Data

         The Company's basic net loss per share amounts have been computed by dividing net loss by the weighted average number of Common and Class A shares outstanding. For the three months and nine months ended September 30, 1999 and 1998, the Company reported net losses; therefore, no common stock equivalents were included in the computation of diluted net loss per share, since such inclusion would have been antidilutive. The calculations of basic and diluted net loss per share are as follows:

                             Three Months Ended September 30,
           ---------------------------------------------------------------------
                                        Net Loss         Shares         Net Loss
                                       (Numerator)   (Denominator)     Per Share
                                       -----------   -------------     ---------
           1999:
               Basic and Diluted        ($4,925)         31,314         ($0.16)

           1998:
               Basic and Diluted        ($1,395)         31,014         ($0.04)
           ---------------------------------------------------------------------

         Options and warrants which have been excluded from the diluted per share amounts because their effect would have been antidilutive include the following:

                                                               Three Months Ended September 30,
         ----------------------------------------------------------------------------------------------------
                                                            1999                            1998
                                                 ---------------------------     ----------------------------
                                                 Weighted       Weighted          Weighted       Weighted
                                                 Average        Average           Average        Average
                                                  Number     Exercise Price        Number      Exercise Price
                                                  ------     --------------        ------      --------------
         Options with exercise prices below
         the average fair market value of
         the Company's common stock for the
         respective period                          2,763          $5.95             1,898         $4.70

         Options and warrants with exercise
         prices above the average fair
         market value of the Company's
         common stock for the respective            4,403         $11.67             4,592        $11.60
         period                                     -----                            -----

                  Total                             7,166                            6,490
                                                    =====                            =====
         ----------------------------------------------------------------------------------------------------

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(In thousands, except per share data)

6.       Per Share Data (continued)

                               Nine Months Ended September 30,
         -----------------------------------------------------------------------
                                      Net Loss         Shares        Per Share
                                     (Numerator)   (Denominator)       Amount
                                     -----------   -------------       ------
         1999:
             Basic and Diluted        ($21,688)        31,297          ($0.69)

         1998:
             Basic and Diluted         ($3,084)        30,983          ($0.10)
         -----------------------------------------------------------------------

         Options and warrants which have been excluded from the diluted per share amounts because their effect would have been antidilutive include the following:

                                                            Nine Months Ended September 30,
         --------------------------------------------------------------------------------------------------
                                                         1999                             1998
                                               ---------------------------   ------------------------------
                                                Weighted      Weighted        Weighted         Weighted
                                                Average       Average         Average          Average
                                                 Number    Exercise Price      Number       Exercise Price
                                                 ------    --------------      ------       --------------
         Options  with exercise  prices
         below the average fair market
         value of the Company's common
         stock for the respective
         period                                   2,449          $5.73          1,968             $4.77

         Options and warrants with exercise
         prices above the average fair market
         value of the Company's common stock
         for the respective period                4,640         $11.46          4,458            $11.71
                                                  -----                         -----
                  Total                           7,089                         6,426
                                                  =====                         =====
         --------------------------------------------------------------------------------------------------

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

         Overview. The discussion below contains forward-looking statements that involve risks and uncertainties relating to the future financial performance of Regeneron Pharmaceuticals, Inc. and actual events or results may differ materially. These statements concern, among other things, the possible therapeutic applications of Regeneron's product candidates and research programs, the timing and nature of the clinical and research programs now underway or planned, a variety of items described herein and in the footnotes to Regeneron's financial statements (including the useful life of assets, the anticipated length of agreements, and other matters), and the future uses of capital and financial needs of Regeneron. These statements are made by Regeneron based on management's current beliefs and judgment. In evaluating such statements, stockholders and potential investors should specifically consider the various factors identified under the caption "Factors That May Affect Future Operating Results" which could cause actual results to differ materially from those indicated by such forward-looking statements.

         Regeneron is a leader in the application of molecular and cell biology to discover novel potential therapeutics for human medical conditions and is seeking to develop and commercialize these discoveries. The Company is applying its technological expertise in protein growth factors, their receptors, and their mechanisms of action to the discovery and development of drugs, primarily protein-based.

         The Company is pursuing research and development programs in a wide variety of scientific areas, including:

         o AXOKINE(Registered) second generation ciliary neurotrophic factor for the treatment of obesity and complications of obesity such as Type II diabetes,

         o Brain-derived neurotrophic factor, or BDNF, for the treatment of amyotrophic lateral sclerosis, or ALS, commonly known as Lou Gehrig's disease,

         o Neurotrophin-3, or NT-3, for the treatment of constipating conditions,

         o Angiogenesis, including stimulating blood vessel growth in settings where more blood flow is desired and blocking blood vessel growth in abnormal conditions such as cancer. The angiogenesis program is based, in part, on Regeneron's discovery of Angiopoietins, a new family of ligands (and their receptors, called the TIE family of receptors) that appears to regulate blood vessel formation,

         o Protein antagonists for cytokines such as interleukin-1 (called IL-1), interleukin-4 (IL-4), interleukin-13 (IL-13), and interleukin-6 (IL-6) as potential treatment of inflammatory diseases, allergic disorders, and cancer, and

         o Muscle atrophy, using a variety of approaches to identify and validate drug targets.

         Discussion of Third Quarter 1999 Activities. In the third quarter of 1999, Regeneron updated the status of the development of AXOKINE that is being developed for the treatment of obesity and complications of obesity such as Type II diabetes. Under Regeneron's collaboration agreement with The Procter & Gamble Company, the Company and Procter & Gamble filed an Investigational New Drug application (called an IND) with the United States Food and Drug Administration in the first quarter of 1999 and commenced a double-blind Phase I clinical study to determine the safety of AXOKINE administered subcutaneously for a short duration to mildly to moderately obese healthy volunteers. In September 1999, Regeneron summarized preliminary, interim results of the Phase I safety study. Patients received increasing doses of AXOKINE (or placebo) administered subcutaneously in both single and multiple dose regimens. The single dose study demonstrated that AXOKINE is well tolerated at low doses. At higher single doses, nausea, vomiting, and herpes cold sores were observed. Increased cold sores caused by herpes simplex virus, or HSV, were also reported in previous clinical studies of ciliary neurotrophic factor (also called CNTF), AXOKINE's parent molecule. As of the date of Regeneron's summary of interim results, the multiple dose study (daily administration for 14 days) had been conducted at doses that were well tolerated in the single dose part of the study. Nine patients and four placebo patients had been completed with no reports of nausea, cough, or herpes cold sores. The treated patients lost weight and had decreased food (caloric) intake compared with those on placebo. One patient in the multiple low dose group, who was HSV-positive prior to treatment and had been previously diagnosed with Bell's palsy, had a recurrence of Bell's palsy approximately two weeks after the patient's last administration of AXOKINE. It is not known whether AXOKINE has any role in this patient's recurrence of Bell's palsy, and the patient recovered. Bell's palsy is a potentially permanently disfiguring condition but most often resolves spontaneously within weeks. Many researchers believe that Bell's palsy may be caused by HSV.

         After examining the foregoing interim data from the Phase I study, including the possibility that the market for AXOKINE might be limited to HSV-negative patients, as part of an internal review of drug development programs and budgets, Procter & Gamble decided to return to Regeneron the product rights to AXOKINE. Under certain circumstances, Procter & Gamble will continue to be entitled to receive a small royalty on sales of AXOKINE.

         The Phase I study has continued to be conducted by Procter & Gamble in HSV-negative patients. Additional information about the Phase I study will be reported after the treatment phase and analysis of the data are complete. Regeneron plans to continue AXOKINE development and, following completion of the Phase I trial, plans to initiate in the first quarter of 2000 a Phase II dose-ranging trial to study the safety and efficacy of AXOKINE in obese patients who have not previously contracted HSV.

         No assurance can be made regarding the timing or final result of the Phase I study or the timing or result of any further clinical trial of AXOKINE. Previous clinical studies of CNTF, the parent molecule of AXOKINE, in addition to weight loss, resulted in the creation of neutralizing antibodies and adverse events (side effects) in patients, including cough, nausea, malaise, and increased herpes simplex cold sores. While certain aspects of the development of AXOKINE have focused on attempting to avoid or minimize antibody production or adverse events, no assurance may be given that these problems will be avoided or minimized or that they will not lead to the failure, delay, or additional difficulty in conducting AXOKINE clinical trials. We discuss the risks associated with antibody development and adverse side effects in the section of this report titled "Factors That May Affect Operating Results."

         During the third quarter of 1999, Regeneron and Procter & Gamble continued to collaborate in research and development in the fields of angiogenesis, bone growth and related areas, muscle injury and atrophy, and small molecule (orally active) drugs. The majority of Regeneron's scientific resources are devoted to its collaborative activities with Procter & Gamble. Procter & Gamble's decision to return to Regeneron product rights to AXOKINE has no impact on the broader Procter & Gamble - Regeneron relationship.

         During the third quarter of 1999, Regeneron continued to develop independent of any corporate collaboration its proprietary cytokine traps for the potential treatment of asthma, inflammatory disease, cancer, and rheumatoid arthritis. The Company is exploring the possibility of finding corporate partners for some of its cytokine traps. Regeneron has conducted research with Pharmacopeia, Inc. in the area of small molecule drugs since 1996 under a collaboration agreement that will terminate, subject to certain continuing obligations, in the fourth quarter of 1999.

         During the third quarter of 1999, Amgen-Regeneron Partners, the partnership equally owned by Regeneron and Amgen Inc., continued to develop BDNF and NT-3. BDNF is currently being developed by Amgen-Regeneron Partners for potential use in treating ALS through two routes of administration: intrathecal (infusion into the spinal fluid through an implanted pump) and subcutaneous (injection under the skin). In the fourth quarter of 1998, Amgen, on behalf of the partnership began an intrathecal study in more than 200 patients with ALS. Subcutaneous studies conducted by Regeneron on behalf of the partnership began in the first quarter of 1998. The subcutaneous studies are based on an analysis of the Amgen-Regeneron Partners Phase III trial of BDNF for ALS that was completed in 1996. That trial failed to achieve its predetermined end points, but subsequent analyses indicated that a retrospectively-defined subset of ALS patients in the trial may have received a survival benefit from BDNF treatment. A multi-center study of more than 300 ALS patients who will receive BDNF subcutaneously began in August 1999.

         Regeneron and Sumitomo Pharmaceuticals Co., Ltd. are collaborating in the development of BDNF in Japan, initially for the treatment of ALS. In March 1998, Sumitomo Pharmaceuticals commenced a Phase I safety assessment of BDNF delivered subcutaneously to normal volunteers. In August 1998, Sumitomo Pharmaceuticals signed a license agreement for the development of BDNF in Japan. Pursuant to the license agreement, Sumitomo Pharmaceuticals made a $5.0 million research progress payment (reduced by $0.5 million of Japanese withholding tax) to Regeneron in August 1998 and will be required to make additional payments upon the achievement of specified milestones. Sumitomo Pharmaceuticals will also pay a royalty on sales of BDNF in Japan.

         Amgen-Regeneron Partners' clinical development of NT-3 is currently focused on constipating conditions. In 1998, Regeneron, on behalf of Amgen-Regeneron Partners, completed a small clinical study that included healthy volunteers and patients suffering from severe idiopathic constipation, and began additional small studies that continued through the third quarter of 1999 in patients who suffer from constipation associated with conditions such as spinal cord injury and the use of narcotic analgesics.

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

         Substantial risk is inherent in the research, development, and commercialization of drugs. In addition, in each of the areas of Regeneron's independent and collaborative activities, other companies and entities are actively pursuing competitive paths toward similar objectives. The results of the Company's and its collaborators' past activities in connection with the research and development of AXOKINE, cytokine traps, Angiopoietins, abnormal bone growth, muscle atrophy, small molecules, BDNF, NT-3, and other programs or areas of research or development do not necessarily predict the results or success of current or future activities including, but not limited to, any additional preclinical or clinical studies. Regeneron cannot predict whether, when, or under what conditions any of its research or product candidates, including without limitation AXOKINE, BDNF, or NT-3, will be shown to be safe or effective to treat any human condition or be approved for marketing by any regulatory agency. The delay or failure of current or future studies to demonstrate the safety or efficacy of its product candidates to treat human conditions or to be approved for marketing could have a material adverse impact on Regeneron.

         Regeneron has not received any revenues from the commercial sale of products and may never receive such revenues. Before such revenues can be realized, Regeneron (or its collaborators) must overcome a number of hurdles which include successfully completing its research and development efforts and obtaining regulatory approval from the FDA or regulatory authorities in other countries. In addition, the biotechnology and pharmaceutical industries are rapidly evolving and highly competitive, and new developments may render Regeneron's products and technologies noncompetitive or obsolete.

         From inception on January 8, 1988 through September 30, 1999, Regeneron had a cumulative loss of $198.9 million. In the absence of revenues from commercial product sales or other sources (the amount, timing, nature, or source of which cannot be predicted), Regeneron's losses will continue as it conducts its research and development activities. The Company's activities may expand over time and may require additional resources, and the Company's operating losses may be substantial over at least the next several years. Regeneron's losses may fluctuate from quarter to quarter and will depend, among other factors, on the timing of certain expenses and on the progress of its research and development efforts.

Results of Operations

         Three months ended September 30, 1999 and 1998. Regeneron's total revenue was $12.5 million for the third quarter of 1999 compared to $12.6 million for the same period in 1998. Contract research and development revenue increased to $8.6 million in the third quarter of 1999 from $4.0 million in the same period of 1998, as revenue from Procter & Gamble increased to $7.7 million in the third quarter of 1999 from $2.6 million for the same period in 1998. Effective in the third quarter of 1999 research support under the P&G Agreement increased from $1.1 million per quarter to $7.0 million per quarter. The increase in quarterly research support under the P&G Agreement was partly offset by a reduction in AXOKINE-related revenue from Procter & Gamble, as research activity on AXOKINE declined as AXOKINE progressed into clinical trials. Regeneron also earned nominal revenue in the third quarter of 1999 from its ongoing collaboration with Sumitomo Pharmaceuticals, versus $0.8 million for the same period in 1998, as revenue from research payments under Regeneron's collaboration agreement with Sumitomo Pharmaceuticals ended in 1998 and because the Company did not supply any BDNF to Sumitomo Pharmaceuticals in the first nine months of 1999 for preclinical and clinical use. In addition, in the third quarter of 1998 a non-recurring research progress payment of $5.0 million (reduced by $0.5 million of Japanese withholding tax) was received from Sumitomo Pharmaceuticals related to the development of BDNF in Japan. Contract manufacturing revenue related to the long-term manufacturing agreement with Merck & Co., Inc. increased to $2.7 million for the third quarter of 1999, compared to $2.3 million for the same period in 1998, primarily due to payments earned in the third quarter related to certain expenses that were incurred by the Company. Investment income in the third quarter of 1999 decreased to $1.2 million from $1.8 million for the same period in 1998 due mainly to lower levels of interest-bearing investments as the Company funds its operations.

         Regeneron's total operating expenses increased to $17.5 million in the third quarter of 1999 from $14.0 million for the same period in 1998. Research and development expenses increased to $12.9 million in the third quarter of 1999 from $9.9 million for the same period in 1998, primarily as a result of higher staffing and increased activity in the Company's preclinical and clinical research programs. Regeneron's share of the loss in Amgen-Regeneron Partners increased to $1.0 million in the third quarter of 1999 from $0.7 million for the same period in 1998, as a result of the partnership's increased clinical trial activity on BDNF and NT-3. Research and development expenses (including loss in Amgen-Regeneron Partners) were approximately 79% of total operating expenses in the third quarter of 1999, compared to 76% for the same period in 1998.

         General and administrative expenses increased to $1.6 million in the third quarter of 1999 from $1.3 million for the same period in 1998 due primarily to an increase in patent expenses related to U.S. and foreign patent filings and higher staffing. Depreciation and amortization expense increased to $0.9 million in the third quarter of 1999 from $0.7 million for the third quarter of 1998 resulting primarily from improvements made to the Company's leased research facilities and offices in Tarrytown, New York. Contract manufacturing expenses, which are expenses directly related to the Merck Agreement and are reimbursed by Merck, were $1.0 million for the third quarter of 1999, compared to $1.3 million for the same period in 1998, as certain pre-production expenses declined. Interest expense was $0.1 million for both the third quarter of 1999 and 1998.

         The Company's net loss for the third quarter of 1999 was $4.9 million, or $0.16 per share (basic and diluted), compared to net loss of $1.4 million, or $0.04 per share (basic and diluted), for the same period in 1998.

         Nine months ended September 30, 1999 and 1998. The Company's total revenue decreased to $26.6 million for the nine months ended September 30, 1999 from $36.0 million for the same period in 1998. Contract research and development revenue increased to $15.3 million for the nine months ended September 30, 1999 from $14.8 million for the same period in 1998, as revenue from Procter & Gamble increased to $13.5 million in the first nine months of 1999 from $9.8 million for the same period in 1998. Effective in the third quarter of 1999 research support under the P&G Agreement increased from $1.1 million per quarter to $7.0 million per quarter. The increase in quarterly research support under the P&G Agreement was partly offset by a reduction in AXOKINE-related revenues from Procter & Gamble as research activity on AXOKINE declined as AXOKINE progressed into clinical trials in 1999. The Company also earned nominal revenue in the first nine months of 1999 from its ongoing collaboration with Sumitomo Pharmaceuticals, versus $3.5 million for the same period in 1998, as revenue from research payments under the Company's collaboration agreement with Sumitomo Pharmaceuticals ended in 1998 and because the Company did not supply any BDNF to Sumitomo Pharmaceuticals in the first nine months of 1999 for preclinical and clinical use. In addition, in 1998 Regeneron received non-recurring research progress payments totaling $9.5 million, consisting of $5.0 million from Sumitomo Pharmaceuticals related to the development of BDNF in Japan (reduced by $0.5 million of Japanese withholding tax) and $5.0 million from Procter & Gamble in connection with the AXOKINE collaboration. Contract manufacturing revenue related to the Merck Agreement increased to $7.3 million for the first nine months of 1999, compared to $6.5 million for the same period in 1998, as a result of increased activity in preparation for manufacturing a product for Merck at the Company's Rensselaer, New York facility. Investment income for the nine months ended September 30, 1999 decreased to $4.0 million from $5.3 million for the same period in 1998, due mainly to lower levels of interest-bearing investments as the Company funds its operations.

         The Company's total operating expenses increased to $48.3 million for the nine months ended September 30, 1999 from $39.1 million for the same period in 1998. Research and development expenses increased to $35.0 million in the first nine months of 1999 from $27.1 million for the same period in 1998, primarily as a result of higher staffing and increased activity in the Company's preclinical and clinical research programs. The Company's share of the loss in Amgen-Regeneron Partners increased to $2.5 million in the first nine months of 1999 from $1.6 million for the same period in 1998, as a result of the partnership's increased clinical trial activity on BDNF and NT-3. Research and development expenses (including loss in Amgen-Regeneron Partners) were approximately 78% of total operating expenses in the first nine months of 1999, compared to 73% for the same period in 1998.

         General and administrative expense increased to $4.7 million for the first nine months of 1999 from $4.4 million for the same period in 1998 due primarily to an increase in patent expenses related to U.S. and foreign patent filings and higher staffing. Depreciation and amortization expense increased to $2.5 million for the first nine months of 1999 from $2.3 million for the same period in 1998 resulting primarily from improvements made to the Company's leased research facilities and offices in Tarrytown. Contract manufacturing expenses, which are direct expenses related to the Merck Agreement and are reimbursed by Merck, were $3.5 million in the first nine months of 1999 compared to

$3.4 million in the same period of 1998. Interest expense was $0.2 million and $0.3 million for the first nine months of 1999 and 1998, respectively.

         The Company's net loss for the nine months ended September 30, 1999 was $21.7 million, or $0.69 per share (basic and diluted), compared to a net loss of $3.1 million, or $0.10 per share (basic and diluted), for the same period in 1998.

Liquidity and Capital Resources

         Since its inception in 1988, the Company has financed its operations primarily through private placements and public offerings of its equity securities, revenue earned under agreements between the Company and Amgen, Sumitomo Chemical Company, Ltd., Sumitomo Pharmaceuticals, Merck, and Procter & Gamble, and investment income.

         In May 1997, Regeneron and Procter & Gamble entered into the P&G Agreement. Procter & Gamble agreed over the first five years of the P&G Agreement to purchase up to $60.0 million in Regeneron equity (of which $42.9 million was purchased in June 1997) and provide up to $94.7 million in support of Regeneron's research efforts related to the collaboration (of which $9.9 million was received through September 30, 1999). During the second five years of the P&G Agreement, the companies will share all research costs equally. Clinical testing and commercialization expenses for jointly developed products will generally be shared equally throughout the ten years of the collaboration. The companies expect jointly to develop and market worldwide any products resulting from the collaboration and share equally in profits. Either company may terminate the P&G Agreement at the end of five years with at least one year prior notice or earlier if a defined event of default occurs. In September 1997, the Company and Procter & Gamble expanded the P&G Agreement to include AXOKINE and related molecules (delivered systemically), and agreed to develop AXOKINE initially to treat obesity associated with Type II diabetes. Procter & Gamble agreed to reimburse the Company for certain research and development costs and made research progress payments to Regeneron of $5.0 million in both 1997 and 1998 in part due to the achievement of certain milestones related to AXOKINE. During the third quarter of 1999, Procter & Gamble returned product rights to AXOKINE to Regeneron and is not expected to make further payments to Regeneron for activities beyond the third quarter related to AXOKINE. The decision by Procter & Gamble to terminate the joint development of AXOKINE has no effect on the broader ten-year collaborative P&G Agreement under which, beginning in the third quarter of 1999, research support from Procter & Gamble, aside from amounts related to AXOKINE, increased from $1.1 million per quarter to at least $6.3 million per quarter through June 2002.

         In connection with Regeneron's agreement to collaborate with Sumitomo Pharmaceuticals in the research and development of BDNF in Japan, Sumitomo Pharmaceuticals paid the Company $25.0 million through December 1997. The Company also received a $5.0 million research progress payment from Sumitomo Pharmaceuticals (reduced by $0.5 million of Japanese withholding tax) in August 1998. In addition, Sumitomo Pharmaceuticals has paid the Company $27.6 million through September 30, 1999 in connection with supplying BDNF for preclinical and clinical use. Regeneron has not supplied any BDNF to Sumitomo Pharmaceuticals in 1999, but expects to resume supplying BDNF in the first quarter of 2000.

         The Company's activities relating to BDNF and NT-3, as agreed upon by Amgen and Regeneron, are being reimbursed by Amgen-Regeneron Partners, and the Company recognizes such reimbursement as revenue. The funding of Amgen-Regeneron Partners is through capital contributions from Amgen and Regeneron, who must make equal payments in order to maintain equal ownership and equal sharing of any profits or losses from the partnership. The Company has made capital contributions totaling approximately $51.1 million to Amgen-Regeneron Partners from the partnership's inception in June 1993 through September 30, 1999. The Company expects that its capital contributions in 1999 will total at least $2.0 million for the full year. These contributions could increase or decrease, depending upon (among other things) the nature and cost of BDNF and NT-3 studies that Amgen-Regeneron Partners may conduct and the outcomes of those studies.

         From its inception in January 1988 through September 30, 1999, the Company invested approximately $64.5 million in property, plant, and equipment. This includes $16.8 million to acquire and renovate the Rensselaer facility and an additional $14.1 million to complete construction at the facility pursuant to the Merck Agreement. In connection with the purchase and renovation of the Rensselaer facility, the Company obtained financing of $2.0 million from the New York State Urban Development Corporation, of which $1.6 million is outstanding. Under the terms of this UDC financing, the Company is not permitted to declare or pay dividends on its equity securities.

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

         As of September 30, 1999, the Company had no established banking arrangements through which it could obtain short-term financing or a line of credit. Additional funds may be raised through, among other things, the issuance of additional securities, other financing arrangements, and future collaboration agreements. No assurance can be given that additional financing will be available or, if available, that it will be available on acceptable terms. In addition, the Company estimates that through mid-2002 it could receive additional payments from Procter & Gamble in the form of research funding and equity purchases of as much as $90 million or more.

         At September 30, 1999, the Company had $87.4 million in cash, cash equivalents, and marketable securities. The Company expects to incur substantial funding requirements for, among other things, research and development activities (including preclinical and clinical testing), validation of manufacturing facilities, and the acquisition of equipment. The Company expects to incur ongoing funding requirements for capital contributions to Amgen-Regeneron Partners to support the continued development and clinical trials of BDNF and NT-3. Through 2000, the Company expects further increases in the level of quarterly research and development expenses as the Company continues to add staff and increases its clinical activity. The amount needed to fund operations will also depend on other factors, including the status of competitive products, the success of the Company's research and development programs, the status of patents and other intellectual property rights developments, and the continuation, extent, and success of any collaborative research programs (including those with Amgen and Procter & Gamble). The Company believes that its existing capital resources will enable it to meet operating needs for at least several years. No assurance can be given that there will be no change in projected revenues or expenses that would lead to the Company's capital being consumed significantly before such time.

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

         o Delay, difficulty, or failure of a clinical trial of any of the Company's product candidates. A clinical trial can fail or be delayed as a result of many causes, including, among others, failure of the product candidate to demonstrate safety or efficacy, the development of serious or life-threatening adverse events (side effects) caused by or connected with exposure to the product candidate, and the failure of clinical investigators, trial monitors and other consultants, or trial subjects to comply with the trial plan or protocol.

         o In addition to the safety, efficacy, manufacturing, and regulatory hurdles faced by Regeneron's drug candidates, the administration of recombinant proteins frequently causes an immune response, resulting in the creation of antibodies against the therapeutic protein. The antibodies can have no effect or can totally neutralize the effectiveness of the protein, or require that higher doses be used to obtain a therapeutic effect. In some cases, the antibody can cross react with the patient's own proteins, resulting in an "auto-immune type" disease. Whether antibodies will be created can often not be predicted from preclinical experiments and their appearance is often delayed, so that there can be no assurance that neutralizing antibodies will not be created at a later date -- in some cases even after pivotal clinical trials have been successfully completed. Patients who have been treated with AXOKINE, BDNF, and NT-3 have developed antibodies, though we have no information that indicates that these antibodies are neutralizing antibodies.

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

         o The ability to obtain, maintain, and prosecute intellectual property rights and the cost of acquiring in-process technology and other intellectual property rights, either by license, collaboration, or purchase of another entity.

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

         o Failure of corporate partners to develop or commercialize successfully the Company's products or to retain and expand the markets served by the commercial collaborations; conflicts of interest, priorities, and commercial strategies which may arise between Regeneron and its corporate partners.

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

         As Regeneron's scientific efforts lead to potentially promising new directions, both outside of recombinant protein therapies and into conditions or diseases outside of Regeneron's current areas of experience and expertise, the Company will require additional internal expertise or external collaborations in areas in which it currently does not have substantial resources and personnel.

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

         As of September 30, 1999, total projected expenditures related to the Company's Year 2000 program, including, without limitation, back-up generators, anticipated upgrades, remediation, and new computer systems, are less than $1.0 million, most of which are expected to be for capital expenditures. However, these amounts are only estimates and are based on information currently available to the Company; the Company cannot guarantee that these amounts will be adequate to address the Company's Year 2000 compliance needs. As of September 30, 1999, the Company estimates that it has incurred approximately $0.1 million of expenses specifically related to its Year 2000 efforts, including without limitation, dedicated internal staff costs, outside consulting fees, and computer system upgrades.

         The statements concerning the Year 2000 problem which are not historical facts are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. There can be no guarantee that any estimates or other forward-looking statements will be achieved and actual results could differ significantly from those planned or contemplated.

The Company plans to update the status of its Year 2000 program as necessary in its periodic filings and in accordance with applicable securities laws.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

                  27       Financial Data Schedule

(b)      Reports

                  No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1999.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Regeneron Pharmaceuticals, Inc.

Date: November 9, 1999             By: /s/ Murray A. Goldberg
     -----------------                 -----------------------------------------
                                       Murray A. Goldberg
                                       Vice President, Finance & Administration,
                                       Chief Financial Officer, and Treasurer