Form 10-K
period 1999-12-31
REGENERON PHARMACEUTICALS INC
filed 2000-03-06
CIK 872589

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


             (Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                   For the fiscal year ended December 31, 1999

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

At February 28, 2000, the aggregate market value of voting stock held by non-affiliates of the Registrant totaled approximately $1,155,246,652 based on the last sale price as reported by The Nasdaq Stock Market.

Indicate the number of shares outstanding of each of Registrant's classes of common stock as of February 28, 2000:

        Class of Common Stock                         Number of Shares
        ---------------------                         ----------------
   Class A Stock, $.001 par value                        3,579,277
    Common Stock, $.001 par value                       28,160,357

                      DOCUMENTS INCORPORATED BY REFERENCE:

         The Registrant's definitive proxy statement to be filed in connection with solicitation of proxies for its Annual Meeting of Shareholders to be held on June 9, 2000, is incorporated by reference into Part III of this Form 10-K.
Exhibit index is located on pages [ ] to [ ] of this filing.

                                     PART I


Item 1.    Business

General

           Regeneron Pharmaceuticals, Inc. (Regeneron or the Company) is a biopharmaceutical company that discovers, develops, and intends to commercialize therapeutic drugs for the treatment of serious medical conditions. Expanding from our initial focus on degenerative neurologic diseases, we have more recently broadened our product pipeline to include drug candidates for the treatment of obesity, rheumatoid arthritis, cancer, allergies, asthma, ischemia, and other diseases and disorders.

           Our ability to discover and develop product candidates for such a wide variety of serious medical conditions results from the leveraging of several powerful technology platforms, many of which were developed or enhanced by us. In contrast to basic genomics approaches, which attempt to identify every gene in a cell or genome, we use Targeted Genomics(TM) and Functionomics(TM) (functional cloning) technology platforms that are designed to discover specific genes of therapeutic interest for a particular disease or cell type. Using these approaches, we have discovered many new families of growth factors and receptors, most of which are already protected by issued patents and which have led to several product candidates. In cases in which the natural gene product is itself not a product candidate, we utilize our Designer Protein Therapeutics(TM) platform to genetically engineer product candidates with the desired properties. This technology platform has already produced more than 10 patented proteins, several of which are in preclinical development.

           The sophisticated application of all of these technology platforms, coupled with our biologic expertise in disease modeling, have allowed us to discover drug candidates that address a wide variety of important medical needs. Relative to many participants in the biotechnology and genomics industry, we are well-positioned with three products in ongoing clinical trials and several product candidates planned to enter clinical trials over the next one to two years, including:

         o AXOKINE(R) second generation ciliary neurotrophic factor: Acts on the brain region regulating food intake and energy expenditure. AXOKINE is being developed for the treatment of obesity and complications of obesity such as Type II diabetes, and is now in clinical trial.

         o Cytokine Traps: Antagonists for cytokines such as interleukin-1 (called IL-1), interleukin-4 (IL-4), interleukin-13 (IL-13), and interleukin-6 (IL-6). These cytokines are thought to play a major role in diseases such as rheumatoid arthritis and other inflammatory diseases, asthma, allergic disorders, and cancer. Cytokine Traps are potential treatments for these diseases, and at least one Cytokine Trap is expected to enter clinical trials by 2001.

         o VEGF Trap: An antagonist to Vascular Endothelial Growth Factor (called VEGF), which is required for the growth of blood vessels that are needed for tumors to grow. VEGF Trap is a potential treatment for cancer and is expected to enter clinical trial in 2001.

         o Angiopoietins: A new family of growth factors, discovered by us, that are specific for blood vessels and early hemopoietic stem cells. The Angiopoietins, and engineered forms of these growth factors that can act as activators and blockers, are in preclinical testing for promoting the growth of blood vessels (to provide blood flow in diseased hearts and other tissues that have lost their original blood supplies), for the blocking of blood vessel growth (for the treatment of cancers), for fixing leaky blood vessels (that cause swelling and edema in diseases such as stroke, diabetic retinopathy, and inflammatory diseases), and for promoting the growth and mobilization of certain hemopoietic cells such as stem cells and platelets.

         o Brain-derived neurotrophic factor, or BDNF: Promotes survival of the spinal cord neurons that die in amyotropic lateral sclerosis (or ALS, commonly known as Lou Gehrig's Disease), and is in clinical trial for ALS.

         o Neurotrophin-3, or NT-3: Acts on the neurons of the intestinal tract and is in clinical trial for the treatment of constipating disorders.


Technology Platforms

         Regeneron's ability to discover and develop product candidates for a wide variety of serious medical conditions results from the leveraging of several powerful technology platforms, many of which were developed or enhanced at the Company.

         Targeted Genomics and Bioinformatics. In contrast to basic genomics approaches, which attempt to identify every gene in a cell or genome, Regeneron uses Targeted Genomics approaches to identify specific genes likely to be of therapeutic interest. Such approaches include homology cloning using low-stringency hybridization approaches, homology cloning using degenerate oligonucleotides in polymerase chain reaction-based amplification searches, subtractive hybridization approaches, and bioinformatics-based algorithms that search public genomic and expressed sequence tag (EST) databases for genes of interest. These approaches have resulted in the discovery of a wide variety of important genes useful for developing drugs in a diverse number of therapeutic areas, including angiogenesis, cancer, muscle disorders, bone and cartilage formation, fibrosis and inflammatory diseases. A particular focus of these efforts is the identification of so-called orphan receptors, as described in the next section.

         Functionomics: Orphan Receptor Technology and Functional Cloning of Growth Factors for these Orphan Receptors. The therapeutic utility of many growth factors depends, in part, on the exquisite specificity of their actions. This specificity is determined largely by the limited distribution of receptors for these factors on the target cells of interest. Using proprietary technology initially developed for the discovery and characterization of neurotrophic factors and their receptors, described in the previous section on Targeted Genomics and Bioinformatics, the Company has discovered new receptor proteins specifically expressed on particular cell populations of potentially important clinical interest. These cell populations include not only additional subsets of neurons but non-neuronal cells, such as the endothelial cells that constitute blood vessels, skeletal muscle cells, cartilage cells, and hemopoietic cells. Because these novel receptor proteins initially have no defined growth factor partner, they are termed orphan receptors. The Company has also obtained licenses and established collaborations for additional orphan receptors, including licenses from The Salk Institute for Biological Studies. Regeneron scientists then define the growth factor-binding portion of the orphan receptor and engineer it into an antibody-like reagent, termed a receptor-body. This receptor-body is used to detect a source of the unknown growth factor and a cDNA library is produced from this source. The millions of cDNAs in this library are then introduced into millions of mammalian cells, and the rare cell that has taken up the cDNA encoding the unknown growth factor is detected using the receptor-body. The cell is then isolated and its cDNA amplified, allowing for the molecular cloning of the unknown growth factor. These approaches have allowed Regeneron scientists to clone growth factor families such as the Angiopoietins and Ephrins.

         Designer Protein Therapeutics and Genetic Engineering. In cases in which the natural gene product is itself not a product candidate, the Company utilizes its Designer Protein Therapeutics platform to genetically engineer product candidates with the desired properties. These technologies allow for the development of derivatives of the growth factors and their receptors, which can allow for modified agonistic or antagonistic properties that may prove to be therapeutically useful. Examples include the development of AXOKINE as a second generation version of CNTF, and the development of Cytokine Traps and the VEGF Trap. Traps are derivatives of the receptors for cytokines and VEGF, in which the binding portions of two different receptor components are combined to form a very high-affinity and fully human soluble antagonist. This technology platform has already produced more than 10 patented proteins, several of which are in preclinical development.

         Additional Regeneron Research and Development Capabilities. These capabilities include molecular and cellular biology, protein chemistry, transgenics and gene knockouts, disease modeling, viral gene delivery of proteins, recombinant expression of proteins, and large-scale manufacturing of recombinant proteins.


The Company's Programs

         AXOKINE. AXOKINE is Regeneron's patented second generation ciliary neurotrophic factor, called CNTF. In an earlier clinical program, CNTF was evaluated as a potential treatment for patients with ALS. It was discovered that reduced appetite and weight loss were among the prominent adverse events in these patients. (Other adverse events included cough, nausea, and development of neutralizing antibodies.) Later preclinical studies with AXOKINE in animal models of obesity confirmed the ability of AXOKINE to induce substantial weight loss, preferentially of fat as opposed to lean body mass. AXOKINE is effective in all obesity models studied to date, which include diet induced obesity and genetic obesity rodent models (ob/ob and db/db mice), and causes marked weight loss in lean animals.

         AXOKINE has similarities to and important differences from leptin, a protein that is secreted by fat cells which another company is currently evaluating in clinical trials in obese people. AXOKINE and leptin use similar intracellular signaling pathways but signal through different, but closely related, receptors; they interact with the CNTF and the leptin receptor, respectively. AXOKINE causes weight loss comparable to leptin in ob/ob mice; ob/ob mice are genetically obese mice which lack leptin but have the intact leptin receptor. Leptin in pharmacological doses does not induce weight loss in mice made obese with high fat/high calorie diet. In contrast, AXOKINE in this model produces a 30 percent weight loss in three weeks without causing obvious signs of toxicity.

         The vast majority of obese humans have intact leptin receptors and increased serum leptin levels. Hence, human obesity does not appear to be a leptin deficient state but, rather, a condition of leptin resistance. Based on the animal studies, AXOKINE is anticipated to be pharmacologically active in patients with obesity, despite their elevated leptin levels and leptin resistance.

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

         Regeneron is developing AXOKINE for the treatment of obesity and complications of obesity such as non-insulin dependent diabetes mellitus (also known as NIDDM or adult onset diabetes or Type II diabetes).

         In May 1997, the Company entered into a ten-year collaboration agreement with The Proctor & Gamble Company (Proctor & Gamble) to discover, develop and commercialize pharmaceutical products (the P&G Agreement).
In September 1997, the Company and Procter & Gamble expanded the P&G Agreement to include AXOKINE and related molecules (delivered systemically), and agreed to develop AXOKINE initially to treat obesity associated with Type II diabetes. Procter & Gamble agreed to reimburse the Company for certain research and development costs and pay the Company as much as $15.0 million in additional funding, partly subject to achieving certain milestones related to AXOKINE, of which a total of $10.0 million was paid in 1997 and 1998.

         In the first quarter of 1999, the Company and Procter & Gamble commenced a Phase I clinical study to determine the safety of AXOKINE administered subcutaneously for a short duration to mildly to moderately obese healthy volunteers. In September 1999, Regeneron summarized preliminary, interim results of the Phase I safety study. Patients received increasing doses of AXOKINE (or placebo) administered subcutaneously in both single and multiple dose regimens. The single dose study demonstrated that AXOKINE is well tolerated at low doses. At higher single doses, nausea, vomiting, and herpes cold sores were observed. Increased cold sores caused by herpes simplex virus, or HSV, were also reported in previous clinical studies of ciliary neurotrophic factor (also called CNTF), AXOKINE's parent molecule. As of the date of Regeneron's summary of interim results, the multiple dose study (daily administration for 14 days) had been conducted at doses that were well tolerated in the single dose part of the study. Nine patients and four placebo patients had been completed with no reports of nausea, cough, or herpes cold sores. The treated patients lost weight and had decreased food (caloric) intake compared with those on placebo. One patient in the multiple low dose group, who was HSV-positive prior to treatment and had been previously diagnosed with Bell's palsy, had a recurrence of Bell's palsy approximately two weeks after the patient's last administration of AXOKINE.

         After examining the interim data from the Phase I study (including the possibility that the market for AXOKINE might be limited to HSV-negative patients) as part of an internal review of drug development programs and budgets, Procter & Gamble decided to return to Regeneron the product rights to AXOKINE. The Company and Procter & Gamble completed the Phase I study in HSV-negative patients. Under certain circumstances, Procter & Gamble will continue to be entitled to receive a small royalty on any sales of AXOKINE.

         At completion, the multiple dose study included a total of 27 patients at four doses that were generally well tolerated in the single-dose part of the study. Overall, the treated patients lost weight and had decreased food (caloric) intake compared to those on placebo. At doses up to 2 mcg/kg/day in patients, some of whom were HSV-positive and some of whom were HSV-negative, and at doses above 2 mcg/k/day in patients, all of whom were HSV-negative, there were no reports of vomiting or herpes cold sores. Some patients in the study experienced a reversible and generally asymptomatic increase in pulse rate in a dose-related fashion. As noted in the interim analysis, one patient in the 1 mcg/kg/day group who had been previously diagnosed with Bell's palsy had a recurrence of Bell's palsy approximately two weeks after the patient's last administration of AXOKINE. It is not known whether AXOKINE had any role in this patient's recurrence of Bell's palsy, and the patient recovered. Bell's palsy is a potentially permanently disfiguring condition but most often resolves spontaneously within weeks. Many researchers believe that Bell's palsy may be caused by HSV.

         Based on the final results of the Phase I study, Regeneron expects to start in March 2000 a double- blind, placebo-controlled Phase II dose-ranging trial to study the safety and efficacy of AXOKINE in severely obese patients. The study will be conducted in approximately 175 obese patients at six centers with patients treated for 90 days at doses up to 2 mcg/kg/day, i.e., doses that were not associated with herpes cold sores in the Phase I trial. There will be no restriction as to a subject's prior history of herpes cold sores. The Phase II study is designed to confirm the weight loss observed in the Phase I trial and determine the lowest effective well-tolerated dose. The Company also plans to collect additional data in the study about the relationship of AXOKINE and reactivation of HSV, about the effect of AXOKINE on pulse rate, and about the possible development of neutralizing antibodies when AXOKINE is administered for a longer time.

         No assurance can be made regarding the timing or final result of the Phase II study or the timing or result of any further clinical trial of AXOKINE. Previous clinical studies of CNTF, the parent molecule of AXOKINE, in addition to weight loss, resulted in the creation of neutralizing antibodies and adverse events (side effects) in patients, including cough, nausea, malaise, and increased herpes simplex cold sores. While certain aspects of the development of AXOKINE have focused on attempting to avoid or minimize antibody production or adverse events, no assurance may be given that these problems will be avoided or minimized or that they will not lead to the failure, delay, or additional difficulty in conducting AXOKINE clinical trials. We discuss the risks associated with antibody development and adverse side effects in the section of this report titled "Factors That May Affect Operating Results."

         During 1999, Regeneron and Procter & Gamble continued to collaborate in research and development in the fields of angiogenesis, bone growth and related areas, muscle injury and atrophy, and small molecule (orally active) drugs. Procter & Gamble's decision to return to Regeneron product rights to AXOKINE has no impact on the broader Procter & Gamble - Regeneron relationship.

         Cytokines Traps. Regeneron's widely cited research on the CNTF class of neurotrophic factors led to the discovery that CNTF, although it is a neurotrophic factor, belongs to the "superfamily" of factors referred to as cytokines. This superfamily includes factors such as erythropoietin, thrombopoietin, granulocyte-colony stimulating factor, and the interleukins (or
ILs). Research at Regeneron has led to proprietary insights into the receptors and signal transduction mechanisms used by the entire cytokine superfamily and to novel approaches to develop both agonists and antagonists for a variety of cytokines. Regeneron's scientists have created protein-based antagonists for IL-1, IL-4, IL-6, and a single antagonist that blocks both IL-4 and IL-13. These antagonists are more potent than previously described antagonists, allowing lower levels of these antagonists to be used; moreover, these antagonists are comprised entirely of natural human-derived sequences, and thus would not be expected to induce an immune reaction in humans (although no assurance can be given since none have yet been tested in humans). These cytokine antagonists are termed Cytokine Traps. Because pathological levels of IL-1, IL-4, IL-6, and IL-13 seem to contribute to a variety of disease states, these Cytokine Traps have the potential to be important therapeutic agents. The approach to treating serious diseases by blocking the action of cytokines has been validated by approved drugs for the treatment of rheumatoid arthritis.

         In animal models, Regeneron's IL-1 trap blocks the activity of IL-1. IL-1 is a principal mediator of joint inflammation characteristic of rheumatoid arthritis and is thought to be responsible for cartilage and bone damage close to the joint. Over two million people (1% of the U.S. population) are estimated to have rheumatoid arthritis; of these, 10% eventually become disabled. A recently reported study by another company suggested that blocking IL-1 may be an effective therapeutic strategy to treat rheumatoid arthritis. Regeneron's IL-1 trap is expected to be 1000 times more potent than this molecule, based upon preclinical studies. Antagonists for IL-4 and IL-13 may be therapeutically useful in an assortment of allergy and asthma-related disease situations in which IL-4 and IL-13 are thought to play a contributory role and in a variety of vaccination settings in which blocking IL-4 and IL-13 may help elicit more of the desired type of immune response to the vaccine. Regeneron has developed both an IL-4 trap and an IL-4/13 trap which is a single molecule that can block both interleukin-4 and interleukin-13. IL-6 has been implicated in the pathology and progression of multiple myeloma, certain solid tumors, AIDS, lymphomas (both AIDS-related and non-AIDS-related), osteoporosis, and other conditions.

         The Company's research regarding protein-based cytokine antagonists currently includes molecular and cellular research to improve or modify the Company's Cytokine Trap technology, process development efforts to produce experimental and clinical research quantities of the Cytokine Traps, and in vivo and in vitro studies to further understand and demonstrate the efficacy of the Cytokine Traps. The Company plans to commence a clinical study of one of its Cytokine Traps this year and one next year. The Company has patents covering additional Cytokine Traps for IL-2, IL-3, IL-5, IL-15, gamma-interferon, transforming growth factor beta, and others, which are being pursued at the research level.

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

         NT-3. Neurotrophin-3 is a naturally occurring human protein. Amgen-Regeneron Partners' clinical development of NT-3 is currently focused on constipation associated with conditions such as spinal cord injury, use of narcotic analgesics, and severe idiopathic constipation. Amgen and Regeneron are developing NT-3 in the United States under a license from Takeda Chemical Industries, Ltd.

         Angiogenesis and Hemopoiesis. A plentiful blood supply is required to nourish every tissue and organ of the body. Diseases such as diabetes and atherosclerosis wreak their havoc, in part, by destroying blood vessels (arteries, veins and capillaries) and compromising blood flow. Decreases in blood flow (known as ischemia) can result in non-healing skin ulcers and gangrene, painful limbs that cannot tolerate exercise, loss of vision, and heart attacks. In other cases, disease processes can damage blood vessels by breaking down vessel walls, resulting in defective and leaky vessels. Leaking vessels can lead to swelling and edema, as occurs in brain tumors, following ischemic stroke, in diabetic retinopathy, and in arthritis and other inflammatory diseases. Finally, some disease processes such as tumor growth depend on the induction of new blood vessels.

         Depending on the clinical situation, positively or negatively regulating blood vessel growth could have important therapeutic benefits, as could the repair of damaged and leaky vessels. Thus, building new vessels, by a process known as angiogenesis, can improve circulation to ischemic limbs and heart, aid in healing of skin ulcers or other chronic wounds, and in establishing tissue grafts. Reciprocally, blocking tumor-induced angiogenesis can blunt tumor growth. In addition, repairing leaky vessels can reverse swelling and edema.

         Vascular endothelial growth factor (VEGF) was the first growth factor shown to be specific for blood vessels, by virtue of having its receptor specifically expressed on blood vessel cells. Regeneron scientists have used their Targeted Genomics and Functionomics technology platforms to discover a second family of angiogenic growth factors, termed the Angiopoietins, and received patents for members of this family. The Angiopoietins include naturally occurring positive and negative regulators of angiogenesis, as described in numerous scientific manuscripts published by Regeneron scientists and their collaborators.

         To discover the Angiopoietins, Regeneron scientists exploited their platform technologies. They first used Targeted Genomics approaches to identify a new family of growth factor receptor proteins expressed on blood vessels. These proteins were termed orphan receptors because their putative ligands had not yet been identified. Regeneron scientists then used functional expression cloning technologies (Functionomics) to discover the growth factors for these orphan receptors, which they termed the Angiopoietins. Finally, they and their collaborators performed an assortment of functional studies to define the biologic roles of the Angiopoietins and their potential applications in disease processes.

         These studies have revealed that VEGF and the Angiopoietins normally function in a coordinated and collaborative manner during blood vessel growth. Thus, the growth of new blood vessels to nourish ischemic tissue seemingly requires use of both these agents. Second, Angiopoietin-1 seems to play a critical role in stabilizing the vessel wall, and the use of this growth factor has the ability to prevent or repair leaky vessels. In terms of blocking vessel growth, both VEGF and Angiopoietin manipulation seem to be of value. Currently, Regeneron has a highly potent VEGF antagonist, termed the VEGF-Trap, in preclinical development as an anti-angiogenic agent for cancer. In addition, Regeneron has Angiopoietin-1 and engineered designer versions in preclinical studies aimed at evaluating its utility for blocking blood vessel leak, and for growing blood vessels in ischemia. Finally, as part of its collaboration with Procter & Gamble, the Company is developing animal models and high-throughput screens and conducting medicinal chemistry efforts to develop small molecule regulators of angiogenesis.

         Hemopoietic stem cells and blood vessel cells share a common precursor, termed the hemangioblast. The receptors for the Angiopoietins are thus also expressed on hemopoietic lineage cells. The Angiopoietins are in preclinical studies for their abilities to promote growth and mobilization of hemopoietic stem cells and megakaryocytes.

         Regeneron and others have identified a family of growth factors termed the Ephrins and their receptors termed the Ephs. Members of this family have specific roles in angiogenesis and hemopoiesis, which are being pursued in preclinical studies.

         This work in angiogenesis and hemopoiesis is being conducted in collaboration with scientists at Procter & Gamble as part of the P&G Agreement.

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

         Other Early Stage Programs: Cartilage Growth Factor Receptor System and Osteoarthritis, Collagen Receptors and Fibrosis, and G-Protein Coupled Receptors. Osteoarthritis results from the wearing down of the articular cartilage surfaces that cover joints. Thus, growth factors that specifically act on cartilage cells could have utility in osteoarthritis. Using their platform technologies that utilize Targeted Genomics to discover orphan receptors, together with their functional biology capabilities, Regeneron scientists have discovered a growth factor receptor system selectively expressed by cartilage cells, termed Regeneron Orphan Receptor 2 (ROR2). Furthermore, Regeneron scientists demonstrated that this growth factor receptor system is required for normal cartilage development in mice as revealed by gene knockout technology. In addition, together with collaborators, Regeneron scientists have demonstrated that mutations in this growth factor receptor system cause inherited defects in cartilage development in humans.

Thus, this growth factor receptor system is an exciting new target for cartilage diseases such as osteoarthritis.

         Fibrotic diseases, such as cirrhosis, result from the excess production of fibrous extracellular matrix by certain cell types that are inappropriately activated in these diseases. Regeneron scientists and their collaborators identified orphan receptors, termed Discoidin Domain Receptors 1 and 2 (DDR1 and DDR2) that are expressed by the activated cell types in fibrotic disease. Regeneron scientists have further shown that these receptors bind and are activated by the fibrous matrix they produce. Thus, these receptors are important new targets in fibrotic disease.

         The Company also has an intensive program to discover and characterize G-Protein Coupled Receptors, which have historically been among the most useful targets for pharmaceuticals.

         The work in these programs is being conducted in collaboration with scientists at Procter & Gamble as part of the P&G Agreement.


Collaborative Relationships

         The Company conducts many of its programs in collaboration with Procter & Gamble. In May 1997, the Company entered into a ten-year collaboration agreement with Procter & Gamble to discover, develop and commercialize pharmaceutical products. The P&G Agreement expanded and superseded a collaboration agreement that the Company and Procter & Gamble Pharmaceuticals, Inc. entered into in December 1996 jointly to develop drugs for skeletal muscle injury and atrophy. Procter & Gamble agreed over the first five years of the various agreements to purchase up to $60.0 million in Regeneron equity, of which, as of December 31, 1999, Procter & Gamble had purchased $42.9 million (in addition to a $10.0 million purchase of Regeneron Common Stock in March 1997 pursuant to the December 1996 agreement). In addition, Procter & Gamble agreed over the first five years of the various agreements to provide up to $94.7 million in support of Regeneron's research efforts related to the collaboration, of which the Company had received $24.0 million as of December 31, 1999.

         In September 1997, the Company and Procter & Gamble expanded the P&G Agreement to include AXOKINE and related molecules (delivered systemically), and agreed to develop AXOKINE initially to treat obesity associated with Type II diabetes. Procter & Gamble agreed to reimburse the Company for certain research and development costs and pay the Company as much as $15.0 million in additional funding, partly subject to achieving certain milestones related to AXOKINE, of which a total of $10.0 million was paid in 1997 and 1998.

         In the first quarter of 1999, the Company and Procter & Gamble commenced a Phase I clinical study to determine the safety of AXOKINE administered subcutaneously for a short duration to mildly to moderately obese healthy volunteers. In September 1999, Regeneron summarized preliminary, interim results of the Phase I safety study. After examining the interim data from the Phase I study (including the possibility that the market for AXOKINE might be limited to herpes simplex virus (commonly called HSV) - negative patients) as part of an internal review of drug development programs and budgets, Procter & Gamble decided to return to Regeneron the product rights to AXOKINE. The Company and Procter & Gamble completed the Phase I study in HSV - negative patients. Based on the final results of the Phase I study, Regeneron expects to start in March 2000, a double-blind, placebo-controlled Phase II dose-ranging trial to study the safety and efficacy of AXOKINE in severely obese patients. Under certain circumstances, Procter & Gamble will continue to be entitled to receive a small royalty on any sales of AXOKINE.

         During 1999, Regeneron and Procter & Gamble continued to collaborate in research and development in the fields of angiogenesis, cancer, bone growth and related areas, muscle injury and atrophy, and small molecule (orally active) drugs. The majority of Regeneron's scientific resources are devoted to its collaborative activities with Procter & Gamble. Procter & Gamble's decision to return to Regeneron product rights to AXOKINE has no impact on the broader Procter & Gamble - Regeneron relationship.

         Regeneron continues to develop, independent of any corporate collaboration, its proprietary Cytokine Traps for the potential treatment of rheumatoid arthritis and other inflammatory diseases, asthma, and allergic disorders.

         The Company and Amgen Inc., are conducting clinical trials of BDNF and NT-3 on behalf of Amgen-Regeneron Partners, a general partnership owned equally by Regeneron and Amgen. BDNF is currently being developed by Amgen-Regeneron Partners for potential use in treating ALS through two routes of administration: intrathecal (infusion into the spinal fluid through an implanted pump, supplied by Medtronic, Inc.) and subcutaneous (injection under the skin). In the fourth quarter of 1998, Amgen, on behalf of the partnership, began an intrathecal study in more than 200 patients with ALS. Subcutaneous studies conducted by Regeneron on behalf of the partnership began in the first quarter of 1998. The subcutaneous studies are based on an analysis of the Amgen-Regeneron Partners Phase III trial of BDNF for ALS that was completed in 1996. That trial failed to achieve its predetermined end points, but subsequent analyses indicated that a retrospectively-defined subset of ALS patients in the trial may have received a survival benefit from BDNF treatment. A double-blind, placebo-controlled, multi-center study of more than 300 ALS patients who will receive BDNF subcutaneously began in August 1999.

         Regeneron and Sumitomo Pharmaceuticals Co., Ltd. are collaborating in the development of BDNF in Japan, initially for the treatment of ALS. In March 1998, Sumitomo Pharmaceuticals commenced a Phase I safety assessment of BDNF delivered subcutaneously to normal volunteers and signed a license agreement for the development of BDNF in Japan. Pursuant to the license agreement, Sumitomo Pharmaceuticals made a $5.0 million research progress payment (reduced by $0.5 million of Japanese withholding tax) to Regeneron in 1998 and will be required to make additional payments upon the achievement of specified milestones. Sumitomo Pharmaceuticals will also pay a royalty on sales of BDNF in Japan.

         Amgen-Regeneron Partners' clinical development of NT-3 is currently focused on constipating conditions. In 1998, Regeneron, on behalf of Amgen-Regeneron Partners, completed a small clinical study that included healthy volunteers and patients suffering from severe idiopathic constipation, and began additional exploratory studies that are continuing in 2000 in patients who suffer from constipation associated with conditions such as spinal cord injury and the use of narcotic analgesics. In February 2000, Regeneron initiated a double-blind, placebo-controlled Phase II study in more than 100 patients with functional constipation.

         From 1996 to 1999, Regeneron conducted research with Pharmacopoeia, Inc. in the area of small molecule drugs. That collaboration agreement terminated in the fourth quarter of 1999, in accordance with its terms.

         Additional information about the Company's agreements with Procter & Gamble, Amgen, and Sumitomo Pharmaceuticals (among others) is provided below in the section titled "Research Collaboration and Licensing Agreements."

Operating results

         The Company has not received revenue from the sale of any commercial product and has incurred losses in each year since inception of operations in 1988. As of December 31, 1999, the Company had an accumulated deficit of $200.3 million.

         To date, the Company has received revenues from its licensees and collaborators for research and development efforts, from Merck & Co., Inc. for contract manufacturing and from investment income. There can be no assurance that such revenue will continue or to what extent, if any, the Company's expenses incurred in connection with its work on BDNF or NT-3 or other programs will be reimbursed by its licensees or collaborators. In the absence of revenues from commercial product sales or other sources (the amount, timing, nature, or source of which can not be predicted), the Company's losses will continue as the Company conducts its research and development activities. The Company's activities may expand over time and may require additional resources, and the Company's operating losses may be substantial over at least the next several years. The Company's losses may fluctuate from quarter to quarter and will depend, among other factors, on the timing of certain expenses and on the progress of the Company's research and development efforts. There can be no assurance that the Company will ever have an approved product or achieve significant revenues or profitable operations. To date, Regeneron has not received any revenues from the commercial sale of products and does not expect to receive any such revenues for at least several years.

         The Company has incurred negative cash flow from operations in each year since its inception. The Company expects that the funding requirements for its activities will remain substantial and could increase significantly if, among other things, its development or clinical trial programs are successful or its research is expanded. In addition, the Company is required to provide capital from time to time to fund and remain equal partners with Amgen in Amgen-Regeneron Partners. The Company's aggregate capital contribution to Amgen-Regeneron Partners from the partnership's inception in June 1993 through December 31, 1999 was $51.1 million. The Company expects that its capital contributions in 2000 will total at least $4.5 million. These contributions could increase or decrease, depending upon (among other things) the nature and cost of ongoing and additional BDNF and NT-3 studies that Amgen-Regeneron Partners may conduct and the outcomes of those studies. In addition, the amount needed to fund the Company's operations will also depend on other factors, including the potential future need to expand the Company's professional and support staff and facilities to support new areas of research and development, competitive products, the success of the Company's research and development programs, the status of patent and other intellectual property right developments, and the extent and success of any collaborative research arrangements. The Company believes that its existing capital resources will enable it to meet operating needs for at least several years. No assurance can be given that there will be no change in projected revenues or expenses that would lead to the Company's capital being consumed significantly before such time.

         A minority of all research and development programs ultimately result in commercially successful drugs; it is not possible to predict whether any program will succeed until it actually produces a drug that is commercially marketed for a significant period of time. The Company is attempting to develop drugs for human therapeutic use and no assurance can be made that any of the Company's research and development activities will be successful or that any of the Company's current or future potential product candidates will be commercialized.


Research Collaboration and Licensing Agreements

         To augment its research programs, Regeneron has entered into a variety of collaborative research agreements and sponsored research agreements with researchers and universities. Under these agreements, the Company typically receives certain proprietary rights to inventions or discoveries that arise as a result of the research. In addition, the Company has entered into significant collaborative agreements with Amgen to develop, manufacture, and market BDNF and NT-3, with Sumitomo Pharmaceuticals to develop BDNF for commercialization in Japan, and with Procter & Gamble to discover, develop, and market protein- and small molecule-based pharmaceuticals.

         Agreement with The Procter & Gamble Company. In May 1997, the Company entered into a ten-year collaboration agreement with Procter & Gamble to discover, develop, and commercialize pharmaceutical products, as well as a securities purchase agreement and other related agreements. The P&G Agreement expanded and superseded a collaboration agreement that the Company and Procter & Gamble Pharmaceuticals, Inc. entered into in December 1996 to develop drugs for skeletal muscle injury and atrophy. Procter & Gamble agreed over the first five years of the various agreements to purchase up to $60.0 million in Regeneron equity. Pursuant to these agreements, in June 1997, Procter & Gamble purchased
4.35 million shares of Regeneron Common Stock at $9.87 per share for a total of $42.9 million and received five year warrants to purchase an additional 1.45 million shares of Regeneron stock at $9.87 per share. This purchase was in addition to a $10.0 million purchase of 800,000 shares of Regeneron Common Stock at $12.50 per share that was completed in March 1997 pursuant to the December 1996 agreement. Procter & Gamble agreed over the first five years of the various agreements to provide up to $94.7 million in support of Regeneron's research efforts related to the collaboration, of which the Company had received $24.0 million as of December 31, 1999.

         In September 1997, the Company and Procter & Gamble expanded the P&G Agreement to include AXOKINE and related molecules (delivered systematically), and agreed to develop AXOKINE initially to treat obesity associated with Type II diabetes. Procter & Gamble agreed to pay the Company as much as $15.0 million in additional funding, partly subject to achieving certain milestones related to AXOKINE. Of the $15.0 million, $5.0 million was paid in 1997 and $5.0 million was paid in 1998. The 1998 payment was made in connection with the companies' execution of a development agreement for AXOKINE and other potential drug candidates. In September 1999, Procter & Gamble returned to Regeneron the product rights to AXOKINE. Under certain circumstances, Procter & Gamble will be entitled to receive a small royalty on any sales of AXOKINE.

         Under the P&G Agreement any drugs that may result from the collaboration will be jointly developed and marketed, with the parties equally sharing development costs and profits. In addition, during the second five years of the P&G Agreement, the companies will share all collaboration costs equally. Either party may terminate collaborative research after five years, subject to reversion of certain rights to Regeneron. Regeneron contributed its technologies and intellectual property relating to a broad set of its programs and activities, as well as future research programs and activities, to the collaboration. Excluded from the collaboration are the Company's neurotrophic factor and cytokine research programs, which will continue to be developed independent of the Procter & Gamble collaboration, including Regeneron's collaborative activities with Amgen, Sumitomo Pharmaceuticals, and Sumitomo Chemicals. In addition to the potential development of protein-based therapeutics, the collaboration will seek to discover and develop small molecule, orally active therapeutics useful in the treatment of muscle diseases and conditions.

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

         Agreement with Amgen Inc. In August 1990, Regeneron and Amgen entered into a collaboration agreement (the "Amgen Agreement") and Amgen agreed to provide $25.0 million of product development funding for BDNF and NT-3 payable in five annual installments. The final such payment was made by Amgen in the second quarter of 1995. In conjunction with entering into the Amgen Agreement, Amgen made a $15.0 million equity investment in the Company. From inception of the Amgen Agreement through December 31, 1999, the Company has recognized contract research and development revenue totaling $47.3 million directly from Amgen or from Amgen-Regeneron Partners. Amgen has also agreed to pay to the Company a total of $13.0 million of research progress payments, $1.0 million of which was paid on the signing of the Amgen Agreement, $1.0 million of which was paid in July 1993 on the filing by Amgen of the IND application for BDNF, and $1.0 million of which was paid in September 1994 on the filing by Amgen of the IND application for NT-3. The remaining $10.0 million, which is divided equally between BDNF and NT- 3, will be paid upon the achievement of certain further milestones in respect of each compound. There can be no assurance that any additional research progress payments will be made.

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

         The development and commercialization of BDNF and NT-3 outside of the United States, Japan, China, and certain other Pacific Rim countries will be conducted solely by Amgen through a license from the Company and, with respect to NT-3, from Takeda (under a license agreement between Amgen/Regeneron, Genentech, Inc., and Takeda). In return, the Company will receive royalty payments based on Amgen's net sales of any products in the licensed territory. In the licensed territory, Amgen is solely responsible for funding clinical development and related costs of the licensed products, as well as costs of their commercial exploitation, and will have sole discretion with respect to all such development, manufacturing, and marketing of the products and sole responsibility for filing applications for regulatory approvals.

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

         Agreement with Sumitomo Pharmaceuticals Company, Ltd. In June 1994, the Company and Sumitomo Pharmaceuticals entered into an agreement for the research, development, and commercialization of BDNF in Japan. Under the terms of the agreement, Sumitomo Pharmaceuticals agreed to pay up to $40.0 million to Regeneron, including $25.0 million in research payments (all of which Regeneron has received) and up to $15.0 million in progress payments payable upon achievement of certain development milestones, of which $5.0 million was received (reduced by $0.5 million of Japanese withholding tax) in August 1998 in connection with Sumitomo's initiating a Phase I safety study of BDNF in Japan. In addition, Sumitomo Pharmaceuticals agreed to reimburse Regeneron for its activities in developing manufacturing processes for BDNF and supplying BDNF and other research materials to Sumitomo Pharmaceuticals. Such manufacturing revenue totaled $0.1 million in 1999, $1.3 million in 1998, and $7.6 million in 1997. The agreement may be terminated by Sumitomo Pharmaceuticals at its discretion; such termination would result in the reversion to Regeneron of all rights to BDNF in Japan.

         Agreement with Sumitomo Chemical Company, Ltd. In connection with a $4.4 million equity investment made by Sumitomo Chemical Company, Ltd. (or Sumitomo Chemical) in March 1989, the Company granted Sumitomo Chemical a limited right of first negotiation to license up to three of the product candidates the Company decides to commercialize in Japan on financial and commercial terms as may be offered by the Company. The Company's collaborative agreement with Sumitomo Pharmaceuticals, an affiliate of Sumitomo Chemical, to develop BDNF in Japan, described above, is the first of such license agreements. In connection with its equity investment, Sumitomo Chemical paid the Company an additional $5.6 million, representing a deposit for reimbursable costs and expenses in product research and development. All available technology development contract revenue was recognized by the end of 1992. The Company is obligated periodically to inform and, if requested, to meet with Sumitomo Chemical management about its progress in research and development.

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

         In addition to these sponsored research agreements, the Company (individually or in partnership with Amgen pursuant to the Amgen Agreement or with Procter & Gamble pursuant to the P&G Agreement) provides resource material and information that relate to its product candidates and research programs to over 400 investigators at private and public institutions throughout the world. Regeneron supplies materials and know-how to these investigators on a confidential basis in exchange for access to additional research and ownership of certain proprietary rights resulting from the work of the investigators.

         There can be no assurance that any of these agreements will result in work that will have commercial potential or other useful benefit to the Company, or that, if any such work has useful benefit to the Company, the Company will be able to protect its proprietary position adequately to realize any possible commercial benefit.


Manufacturing

         The Company maintains a manufacturing facility in Tarrytown, New York. This facility, which was designed to comply with FDA current good manufacturing practices (called GMP), is intended to produce preclinical and clinical supplies of compounds. Depending on the dosage of its drugs, the facility could also produce either bulk compounds or the final dosage form of certain product candidates.

         In 1993, the Company purchased its Rensselaer, New York manufacturing facility, which is being used to produce BDNF for use by Sumitomo
Pharmaceuticals and a vaccine intermediate for Merck. The

Company may use the facility to produce other product candidates and materials in the future.

         In 1995, the Company entered into a long-term manufacturing agreement with Merck (called, as amended, the Merck Agreement) to produce an intermediate for a Merck pediatric vaccine at the Company'sRensselaer facility. The Company agreed to modify portions of the facility for manufacture of the Merck intermediate and to assist Merck in securing regulatory approval for such manufacture in the Rensselaer facility. In December 1999, Regeneron announced that the FDA had approved Regeneron as a contract manufacturer for the Merck intermediate. Under the Merck Agreement, the Company will manufacture intermediate for Merck for six years, with certain minimum order quantities each year. The Merck Agreement is expected to extend to 2005 and may be terminated at any time by Merck upon the payment by Merck of a termination fee. Merck agreed to reimburse the Company for the capital costs to modify the facility and for the cost of Company activities performed on behalf of Merck prior to the start of production. Merck also agreed to pay an annual facility fee of $1.0 million, subject to annual adjustment for inflation, reimburse the Company for certain manufacturing costs, pay the Company a variable fee based on the quantity of intermediate supplied to Merck, and make certain additional payments. The Company recognized contract manufacturing revenue related to the Merck Agreement of $10.0 million in 1999, $9.1 million in 1998, and $4.5 million in 1997. There can be no assurance that the Company will be able to manufacture the Merck intermediate successfully for six years, or that Merck will not terminate the Merck Agreement. Any of these events could have a severe negative impact on the operations and financial condition of the Company.

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

         There is substantial competition in the discovery and development of treatments for obesity and obesity-related morbidities, including Type II diabetes, as well as established and cost-effective and emerging prescription and over-the-counter treatments for these conditions. For example, Amgen and a number of other pharmaceutical companies are developing leptin and related molecules; clinical trials of leptin are currently underway. Many firms and entities are engaged in research and development in the areas of cytokines, interleukins, angiogenesis, and muscle conditions. Some of these competitors are currently conducting advanced preclinical and clinical research programs in these areas; these and other competitors may have established substantial intellectual property and other competitive advantages. The treatment of constipating conditions is highly competitive, with a number of companies providing over-the- counter remedies and other competitors attempting to discover and develop improved over-the-counter or prescription treatments. Many pharmaceutical and biotechnology companies are attempting to discover and develop small-molecule based therapeutics, similar in at least certain respects to Regeneron's program with Procter & Gamble. In these and related areas, intellectual property rights have been sought and certain rights have been granted to competitors and potential competitors of the Company, and the Company may be at a substantial competitive disadvantage in such areas as a result of, among other things, the Company's lack of experience, trained personnel, and expertise. A number of corporate and academic competitors are involved in the discovery and development of novel therapeutics using tyrosine kinase receptors, orphan receptors, and compounds that are the focus of other research or development programs now being conducted by the Company. These competitors include Amgen, Genentech, as well as many others.

         More specifically and as an illustrative example of the foregoing, the Company's efforts to develop treatments for neurological diseases and conditions are being conducted in a highly competitive environment. Even if BDNF or NT-3 is shown to be safe and effective to treat ALS or other conditions, other companies have developed or are developing drugs for the treatment of the same or similar conditions, including Rhone-Poulenc Rorer and Sanofi Pharmaceuticals, Inc. Amgen and the Company are direct competitors in the field of neurotrophic factors and possibly other fields. Other potential competitors include Genentech and Cephalon, Inc., which is in a collaboration with Chiron Corporation. Amgen, Genentech, Cephalon, and others have filed patent applications and obtained issued patents relating to neurotrophic factors, or have announced that they are actively pursuing preclinical or clinical development programs in the area of neurotrophic factors. Other companies have developed or are developing drugs based on technology other than neurotrophic factors for the treatment of diseases and injuries relating to the nervous system (including ALS). The Company is also aware that several pharmaceutical companies are conducting clinical trials in ALS with drugs which are orally administered. The competitive environment in which the Company is developing treatments for asthma or other inflammatory conditions, obesity, diabetes, and other conditions could be similarly described.

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

Patents, Trademarks, and Trade Secrets

         The Company's success depends, in part, on its ability to obtain patents, maintain trade secret protection, and operate without infringing on the proprietary rights of third parties. The Company's policy is to file patent applications to protect technology, inventions, and improvements that are considered important to the development of its business. The Company has been granted a number of U.S. patents and is the exclusive or nonexclusive licensee of a number of additional U.S. patents and patent applications. The Company also relies upon trade secrets, know-how, and continuing technological innovation to develop and maintain its competitive position. The Company or its licensors or collaborators have filed patent applications on products and processes relating to neurotrophic factors and other technologies and inventions in the United States and in certain foreign countries. The Company intends to file additional patent applications, when appropriate, relating to improvements in its technologies and other specific products and processes. The Company plans to aggressively prosecute, enforce, and defend its patents and other proprietary technology.

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

         The Company expects that expenses related to the filing, prosecution, defense, and enforcement of patent and other intellectual property claims will continue to be substantial as a result of patent filings and prosecutions in the United States and foreign countries. The Company is currently involved in interference proceedings in the Patent and Trademark Office between Regeneron's patent applications and patents relating to CNTF issued to Synergen, Inc. Amgen acquired all outstanding shares of Synergen in 1994. In March 1998, the Company and Amgen entered into an agreement not to sue each other and to provide a simple mechanism for resolving their patent interference and related oppositions and other patent proceedings relating to CNTF and AXOKINE without protracted litigation. The Company also granted Amgen a license to use CNTF and second generation CNTFs other than AXOKINE to treat retinal degenerative conditions. Under this agreement, Amgen is free to develop CNTF or second generation CNTFs for obesity, in competition with Regeneron's AXOKINE. Regeneron party will not pay royalties or make other payments to the other party in consideration of this agreement


Government Regulation

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

         Clinical trials are conducted in accordance with certain standards under protocols that detail the objectives of the study, the parameters to be used to monitor safety, and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA. The phases of clinical studies may overlap. The designation of a clinical trial as being of a particular phase is not necessarily indicative that such a trial will be sufficient to satisfy the parameters of a particular phase, and a clinical trial may contain elements of more than one phase notwithstanding the designation of the trial as being of a particular phase. No assurance can be given that the results of preclinical studies or early stage clinical trials will predict long-term safety or efficacy of the Company's compounds when they are tested or used more broadly in humans. Various federal and state statutes and regulations also govern or influence the research, manufacture, safety, labeling, storage, record keeping, marketing, transport, or other aspects of such products. The lengthy process of seeking these approvals and the compliance with applicable statutes and regulations require the expenditure of substantial resources. Any failure by the Company or its collaborators or licensees to obtain, or any delay in obtaining, regulatory approvals could adversely affect the marketing of any products developed by the Company and its ability to receive product or royalty revenue.

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


Employees

         As of December 31, 1999, the Company had 437 full-time employees, 82 of whom hold a Ph.D. and/or M.D. degree. The Company believes that it has been highly successful in attracting skilled and experienced personnel; however, competition for such personnel is intense. None of the Company's personnel are covered by collective bargaining agreements and management considers its relations with its employees to be good.


Item 2.  Properties

         Regeneron conducts its research, development, manufacturing, and administrative activities at its own facilities. The Company currently leases approximately 138,600 square feet of office, laboratory, and manufacturing space in Tarrytown, New York. The current monthly base rental charge is $236,683 plus additional rental charges for utilities, increases in taxes and operating expenses, as defined. The lease for this facility expires on June 30, 2003, and the Company has a renewal option to extend the lease for an additional five-year period. The Company owns the Rensselaer facility, consisting of two buildings totaling approximately 104,000 square feet of research, manufacturing, office, and warehouse space.

         As the Company's activities expand, additional space may be required. In the future, the Company may locate, lease, operate, or purchase additional facilities in which to conduct expanded research and development activities and manufacturing and commercial operations.


Item 3.  Legal Proceedings

         In March 1998, the Company and Amgen entered into an agreement not to sue each other with respect to their activities relating to CNTF and AXOKINE. The agreement also provides a simple mechanism for resolving their patent interferences and related opposition and other patent proceedings relating to CNTF and AXOKINE without protracted litigation. The Company also granted Amgen a license to use CNTF and second generation CNTFs other than AXOKINE to treat retinal degenerative conditions. Regeneron will not pay royalties or make other payments to Amgen in consideration of this agreement. In addition to patent interference proceedings declared by the United States Patent and Trademark Office, the Company from time to time has been subject to legal claims arising in connection with its business. While the ultimate results of the proceedings and claims cannot be predicted with certainty, at December 31, 1999, there were no asserted claims against the Company which, in the opinion of management, if adversely decided, would have a material adverse effect on the Company's financial position and results of operations.


Item 4.  Submission of Matters to a Vote of Security Holders

         None.


Executive Officers of the Registrant

         Listed below are the executive officers of the Company as of March 3, 2000. There are no family relationships between any of the executive officers and there is no arrangement or understanding between any executive officer and any other person pursuant to which the executive officer was selected. At the annual meeting of the Board of Directors, which follows the Annual Meeting of Shareholders, executive officers are elected by the Board to hold office for one year and until their respective successors are elected and qualified, or until their earlier resignation or removal.

         Information with regard to the directors of the Company, including that of the following executive officers who are directors, is incorporated by reference to Regeneron Pharmaceuticals, Inc. Proxy Statement to be filed in connection with solicitation of proxies for its Annual Meeting of Shareholders to be held on June 9, 2000.

                  Name                     Age                Position
--------------------------------------------------------------------------------------------
Leonard S. Schleifer, M.D., Ph.D.          47     Chief Executive Officer, President, and
                                                  founder of the Company

George D. Yancopoulos, M.D., Ph.D.         40     Senior Vice President, Research, and Chief
                                                  Scientific Officer

Jesse M. Cedarbaum, M.D.                   48     Vice President, Clinical Affairs

Murray A. Goldberg                         55     Vice President, Finance & Administration,
                                                  Chief Financial Officer, Treasurer, and
                                                  Assistant Secretary

Hans-Peter Guler, M.D.                     51     Vice President, Clinical Sciences

Stephen L. Holst                           58     Vice President, Quality Assurance and
                                                  Regulatory Affairs

Richard X. Horne                           49     Staff Vice President, Human Resources


William G. Roberts, M.D.                   42     Vice President, Regulatory Development


Randall G. Rupp, Ph.D.                     53     Vice President, Manufacturing and Process
                                                  Science

Joseph M. Sorrentino, Ph.D.                48     Vice President, Intellectual Property

Neil Stahl, Ph.D.                          43     Vice President, Preclinical Development and
                                                  Biomolecular Science

David M. Valenzuela, Ph.D.                 49     Vice President, Genomics and Bioinformatics

Douglas S. McCorkle                        43     Controller and Assistant Treasurer

Beverly C. Dubs                            45     Administrative Controller and Assistant
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


                                               High             Low
                                               ----             ---
              1998
                         First Quarter        $9.375          $7.000
                         Second Quarter       11.000           7.250
                         Third Quarter         9.656           5.750
                         Fourth Quarter        8.625           5.750

              1999
                         First Quarter       $10.125          $6.375
                         Second Quarter        8.250           5.375
                         Third Quarter         9.938           6.875
                         Fourth Quarter       13.000           6.500

          As of February 28, 2000, there were approximately 737 holders of record of the Company's Common Stock and 74 holders of record of the Company's Class A Stock. The closing bid price for the Common Stock on that date was $45.125.

           The Company has never paid cash dividends and does not anticipate paying any in the foreseeable future. In addition, under the terms of certain debt agreements, the Company is not permitted to declare or pay cash dividends to its shareholders.


Item 6.    Selected Financial Data

           The selected financial data set forth below for the years ended December 31, 1999, 1998, and 1997 and at December 31, 1999 and 1998 are derived from and should be read in conjunction with the audited financial statements of the Company, including the notes thereto, included elsewhere in this report. The selected financial data for the years ended December 31, 1996 and 1995 and December 31, 1997, 1996, and 1995 are derived from audited financial statements of the Company not included in this report.

           The Company has never paid cash dividends and does not anticipate paying any in the foreseeable future. In addition, under the terms of certain debt agreements, the Company is not permitted to declare or pay cash dividends to its shareholders.

                                                                            Year Ended December 31,
                                                  ----------------------------------------------------------------------
                                                      1999          1998           1997           1996          1995
                                                  -----------   ------------    -----------    ----------   ------------

Statement of Operations Data                                      (in thousands, except per share data)

Revenues
         Contract research and development            $24,539        $19,714        $17,400       $17,303        $23,247
         Research progress payments                                    9,500          5,000
         Contract manufacturing                         9,960          9,113          4,458         2,451          1,140
         Investment income                              5,207          6,866          6,242         4,360          2,997
                                                  -----------   ------------    -----------    ----------   ------------
                                                       39,706         45,193         33,100        24,114         27,384
                                                  -----------   ------------    -----------    ----------   ------------
Expenses
         Research and development                      44,940         37,047         27,770        28,269         23,310
         Loss in Amgen-Regeneron Partners               4,159          2,484          3,403        14,250         13,805
         General and administrative                     6,355          5,838          5,765         5,880          5,764
         Depreciation and amortization                  3,426          3,019          4,389         6,084          5,886
         Contract manufacturing                         3,612          5,002          2,617         1,115             72
         Interest                                         284            428            735           940          1,205
         Other                                                                                                       850
                                                  -----------   ------------    -----------    ----------   ------------
                                                       62,776         53,818         44,679        56,538         50,892
                                                  -----------   ------------    -----------    ----------   ------------
Net loss                                            ($23,070)       ($8,625)      ($11,579)     ($32,424)      ($23,508)
                                                  ===========   ============    ===========    ==========   ============

Net loss per share, basic and diluted                 ($0.74)        ($0.28)        ($0.40)       ($1.33)        ($1.19)
                                                  ===========   ============    ===========    ==========   ============


                                                                          At December 31,
                                                  ----------------------------------------------------------------------
                                                      1999          1998           1997           1996          1995
                                                  -----------   ------------    -----------    ----------   ------------

Balance Sheet Data                                                         (in thousands)
                                                                            ------------

Cash, cash equivalents,
    and marketable securities                     $93,599       $113,530        $128,041       $97,028        $59,622
Working capital                                    59,725         83,499          88,953        72,960         36,254
Total assets                                      136,999        156,915         168,380       137,582         93,811
Capital lease obligations and note
    payable, long-term portion                      2,731          3,066           3,752         5,148          5,978
Stockholders' equity                              109,532        131,227         138,897       106,931         67,856



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

         Overview. The discussion below contains forward-looking statements that involve risks and uncertainties relating to the future financial performance of Regeneron Pharmaceuticals, Inc. and actual events or results may differ materially. These statements concern, among other things, the possible therapeutic applications of Regeneron's product candidates and research programs, the timing and nature of the clinical and research programs now underway or planned, a variety of items described herein and in the footnotes to Regeneron's financial statements (including the useful life of assets, the anticipated length of agreements, and other matters), and the future uses of capital and financial needs of Regeneron. These statements are made by Regeneron based on management's current beliefs and judgment. In evaluating such statements, stockholders and potential investors should specifically consider the various factors identified under the caption "Factors That May Affect Future Operating Results" which could cause actual results to differ materially from those indicated by such forward- looking statements.

           Regeneron Pharmaceuticals, Inc. (Regeneron or the Company) is a biopharmaceutical company that discovers, develops, and intends to commercialize therapeutic drugs for the treatment of serious medical conditions. Expanding from our initial focus on degenerative neurologic diseases, we have more recently broadened our product pipeline to include drug candidates for the treatment of obesity, rheumatoid arthritis, cancer, allergies, asthma, ischemia, and other diseases and disorders.

           Our ability to discover and develop product candidates for such a wide variety of serious medical conditions results from the leveraging of several powerful technology platforms, many of which were developed or enhanced by us. In contrast to basic genomics approaches, which attempt to identify every gene in a cell or genome, we use Targeted Genomics and Functionomics
(functional cloning) technology platforms that are designed to discover specific genes of therapeutic interest for a particular disease or cell type. Using these approaches, we have discovered many new families of growth factors and receptors, most of which are already protected by issued patents, and which have led to several product candidates. In cases in which the natural gene product is itself not a product candidate, we utilize our Designer Protein Therapeutics platform to genetically engineer product candidates with the desired properties. This technology platform has already produced more than 10 patented proteins, several of which are in preclinical development.

           The sophisticated application of all of these technology platforms, coupled with our biologic expertise in disease modeling, have allowed us to discover drug candidates that address a wide variety of important medical needs. Relative to many participants in the biotechnology and genomics industry, we are well-positioned with three products in ongoing clinical trials and several product candidates planned to enter clinical trials over the next one to two years, including:

         o AXOKINE(R) second generation ciliary neurotrophic factor: Acts on the brain region regulating food intake and energy expenditure. AXOKINE is being developed for the treatment of obesity and complications of obesity such as Type II diabetes, and is now in clinical trial.

         o Cytokine Traps: Antagonists for cytokines such as interleukin-1 (called IL-1), interleukin-4 (IL-4), interleukin-13 (IL-13), and interleukin-6 (IL-6). These cytokines are thought to play a major role in diseases such as rheumatoid arthritis and other inflammatory diseases, asthma, allergic disorders, and cancer. Cytokine Traps are potential treatments for these diseases, and at least one Cytokine Trap is expected to enter clinical trials by 2001.

         o VEGF Trap: An antagonist to Vascular Endothelial Growth Factor (called VEGF), which is required for the growth of blood vessels that are needed for tumors to grow. VEGF Trap is a potential treatment for cancer and is expected to enter clinical trial in 2001.

         o Angiopoietins: A new family of growth factors, discovered by us, that are specific for blood vessels and early hemopoietic stem cells. The Angiopoietins, and engineered forms of these growth factors that can act as activators and blockers, are in preclinical testing for promoting the growth of blood vessels (to provide blood flow in diseased hearts and other tissues that have lost their original blood supplies), for the blocking of blood vessel growth (for the treatment of cancers), for fixing leaky blood vessels (that cause swelling and edema in diseases such as stroke, diabetic retinopathy, and inflammatory diseases), and for promoting the growth and mobilization of certain hemopoietic cells such as stem cells and platelets.

         o Brain-derived neurotrophic factor: Promotes survival of the spinal cord neurons that die in amyotropic lateral sclerosis (or ALS, commonly known as Lou Gehrig's Disease), and is in clinical trial for ALS.

         o Neurotrophin-3, or NT-3: Acts on the neurons of the intestinal tract, and is in clinical trial for the treatment of constipating disorders.

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

         From inception on January 8, 1988 through December 31, 1999, Regeneron had a cumulative loss of $200.3 million. In the absence of revenues from commercial product sales or other sources (the amount, timing, nature, or source of which cannot be predicted), Regeneron's losses will continue as it conducts its research and development activities. The Company's activities may expand over time and may require additional resources, and the Company's operating losses may be substantial over at least the next several years. Regeneron's losses may fluctuate from quarter to quarter and will depend, among other factors, on the timing of certain expenses and on the progress of its research and development efforts.


Results of Operations

         Years Ended December 31, 1999 and 1998. The Company's total revenue decreased to $39.7 million in 1999 from $45.2 million in 1998, as higher contract research and development revenue and higher contract manufacturing revenue were more than offset by non-recurring research progress payments and lower investment income. Contract research and development revenue increased to $24.5 million in 1999 from $19.7 million in 1998, as revenue from Procter & Gamble increased to $20.8 million in 1999 from $13.5 million in 1998. Effective in the third quarter of 1999, research support under the P&G Agreement increased from $1.1 million per quarter to $7.0 million per quarter. However, Procter & Gamble payments related to AXOKINE research declined in 1999 as AXOKINE progressed into clinical trials and because Procter & Gamble stopped funding AXOKINE research in the third quarter of 1999 after it returned the product rights to AXOKINE to the Company. Regeneron also earned nominal revenue in 1999 from its ongoing collaboration with Sumitomo Pharmaceuticals, compared to $4.3 million in 1998, as research payments under the Company's collaboration agreement with Sumitomo Pharmaceuticals ended in 1998 and because the Company did not supply any BDNF to Sumitomo Pharmaceuticals in 1999 for preclinical and clinical use. In addition, in 1998 Regeneron received non-recurring research progress payments totaling $9.5 million, consisting of $5.0 million from Sumitomo Pharmaceuticals related to the development of BDNF in Japan (reduced by $0.5 million of Japanese withholding tax) and $5.0 million from Procter & Gamble in connection with the AXOKINE collaboration. Contract manufacturing revenue related to the long-term manufacturing agreement with Merck & Co., Inc. increased to $10.0 million in 1999, compared to $9.1 million in 1998, as a result of increased activity in preparation for manufacturing an intermediate for an existing Merck pediatric vaccine at the Company's Rensselaer, New York facility. Investment income in 1999 decreased to $5.2 million from $6.9 million in 1998 due mainly to lower levels of interest-bearing investments as the Company funds its operations.

         The Company's total operating expenses increased to $62.8 million in 1999 from $53.8 million in 1998. Research and development expenses increased to $44.9 million in 1999 from $37.0 million in 1998, primarily as a result of higher staffing and increased activity in the Company's preclinical and clinical research programs. The loss in Amgen-Regeneron Partners increased to $4.2 million in 1999 from $2.5 million in 1998 as a result of the partnership's increased clinical trial activity on BDNF and NT-3. Research and development expenses (including loss in Amgen-Regeneron Partners) were 78% of total operating expenses in 1999, compared to 73% in 1998.

         General and administrative expenses increased to $6.4 million in 1999 from $5.8 million in 1998 due primarily to an increase in patent expenses related to U.S. and foreign patent filings and higher administrative staffing. Depreciation and amortization expense increased to $3.4 million in 1999 from $3.0 million in 1998, resulting primarily from improvements made to the Company's leased research facilities and offices in Tarrytown, New York. Contract manufacturing expenses, which relate directly to the Merck Agreement, decreased to $3.6 million in 1999 from $5.0 million in 1998. During the fourth quarter of 1999, the United States Food and Drug Administration approved Regeneron as a contract manufacturer for the Merck intermediate, and the Company commenced commercial production and began capitalizing manufacturing costs into inventory. This resulted in a decrease in contract manufacturing expenses, as the Company discontinued the expensing of pre-commercial production costs and began capitalizing inventory costs.

         The Company's net loss in 1999 was $23.1 million, or $0.74 per share (basic and diluted), compared to a net loss of $8.6 million, or $0.28 per share (basic and diluted), in 1998.

         Years Ended December 31, 1998 and 1997. The Company's total revenue rose to $45.2 million in 1998 from $33.1 million in 1997, as contract research and development revenue, research progress payments, contract manufacturing revenue, and investment income all increased. Contract research and development revenue increased to $19.7 million in 1998 from $17.4 million in 1997, as higher revenue related to the P&G Agreement more than offset a decrease in revenue from the Company's ongoing collaboration with Sumitomo Pharmaceuticals. In 1998, research progress payments of $9.5 million consisted of a payment of $5.0 million from Sumitomo Pharmaceuticals related to the development of BDNF in Japan (reduced by $0.5 million of Japanese withholding tax) and a payment of $5.0 million from Procter & Gamble in connection with the AXOKINE collaboration. In 1997, research progress payments of $5.0 million were received from Procter & Gamble in connection with the September 1997 amendment to the P&G Agreement related to AXOKINE. Contract manufacturing revenue related to the Merck manufacturing agreement increased to $9.1 million in 1998 compared to $4.5 million in 1997 as a result of increased activity in preparation for manufacturing a product for Merck at the Company's Rensselaer facility. Investment income in 1998 increased to $6.9 million from $6.2 million in 1997, due mainly to higher levels of interest-bearing investments resulting primarily from the proceeds of a private placement of equity securities with Procter & Gamble in June 1997.

         The Company's total operating expenses increased to $53.8 million in 1998 from $44.7 million in 1997. Research and development expenses increased to $37.0 million in 1998 from $27.8 million in 1997, primarily as a result of higher staffing and increased activity in the Company's preclinical and clinical research programs. The loss in Amgen-Regeneron Partners decreased to $2.5 million in 1998 from $3.4 million in 1997, due to lower research and development expenses by the Partnership. Research and development expenses (including loss in Amgen-Regeneron Partners) were approximately 73% of total operating expenses in 1998, compared to 70% in 1997.

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


Liquidity and Capital Resources

         Since its inception in 1988, the Company has financed its operations primarily through private placements and public offerings of its equity securities, revenue earned under agreements between the Company and Amgen, Sumitomo Chemical Company, Ltd., Sumitomo Pharmaceuticals, Merck, and Procter & Gamble and investment income.

         In May 1997, Regeneron and Procter & Gamble entered into the P&G Agreement. Procter & Gamble agreed over the first five years of the P&G Agreement to purchase up to $60.0 million in Regeneron equity (of which $42.9 million was purchased in June 1997) and provide up to $94.7 million in support of Regeneron's research efforts related to the collaboration (of which $24.0 million was received through December 31, 1999). During the second five years of the P&G Agreement, the companies will share all research costs equally. Clinical testing and commercialization expenses for jointly developed products will generally be shared equally throughout the ten years of the collaboration. The companies expect jointly to develop and market worldwide any products resulting from the collaboration and share equally in profits. Either company may terminate the P&G Agreement at the end of five years with at least one year prior notice or earlier if a defined event of default occurs. In September 1997, the Company and Procter & Gamble expanded the P&G Agreement to include AXOKINE and related molecules (delivered systemically), and agreed to develop AXOKINE initially to treat obesity associated with Type II diabetes. Procter & Gamble agreed to reimburse the Company for certain research and development costs and made research progress payments to Regeneron of $5.0 million in both 1997 and 1998 in part due to the achievement of certain milestones related to AXOKINE. During the third quarter of 1999, Procter & Gamble returned product rights to AXOKINE to Regeneron and is not expected to make further payments to Regeneron related to AXOKINE. The decision by Procter & Gamble to terminate the joint development of AXOKINE has no effect on the broader ten-year collaborative P&G Agreement under which, beginning in the third quarter of 1999, research support from Procter & Gamble, aside from amounts related to AXOKINE, increased from $1.1 million per quarter to at least $6.3 million per quarter through June 2002.

         In connection with Regeneron's agreement to collaborate with Sumitomo Pharmaceuticals in the research and development of BDNF in Japan, Sumitomo Pharmaceuticals paid the Company $25.0 million through December 1997. The Company also received a $5.0 million research progress payment from Sumitomo Pharmaceuticals (reduced by $0.5 million of Japanese withholding tax) in August 1998. In addition, Sumitomo Pharmaceuticals has paid the Company $27.6 million through December 31, 1999 in connection with supplying BDNF for preclinical and clinical use. Regeneron did not supply any BDNF to Sumitomo Pharmaceuticals in 1999. During the fourth quarter of 1999, Regeneron commenced production of BDNF and began capitalizing manufacturing costs into inventory. The Company resumed supplying BDNF to Sumitomo Pharmaceuticals in the first quarter of 2000.

         The Company's activities relating to BDNF and NT-3, as agreed upon by Amgen and Regeneron, are being reimbursed by Amgen-Regeneron Partners, and the Company recognizes such reimbursement as revenue. The funding of Amgen-Regeneron Partners is through capital contributions from Amgen and Regeneron, who must make equal payments in order to maintain equal ownership and equal sharing of any profits or losses from the partnership. The Company has made capital contributions totaling $51.1 million to Amgen-Regeneron Partners from the partnership's inception in June 1993 through December 31, 1999. These contributions could increase or decrease, depending upon (among other things) the nature and cost of BDNF and NT-3 studies that Amgen-Regeneron Partners may conduct and the outcomes of those studies.

         From its inception in January 1988 through December 31, 1999, the Company invested approximately $65.3 million in property, plant, and equipment. This includes $16.8 million to acquire and renovate the Rensselaer facility and an additional $14.1 million to complete construction at the facility pursuant to the Merck Agreement. In connection with the purchase and renovation of the Rensselaer facility, the Company obtained financing of $2.0 million from the New York State Urban Development Corporation, of which $1.6 million is outstanding. Under the terms of this UDC financing, the Company is not permitted to declare or pay dividends on its equity securities.

         The Company expects that expenses related to the filing, prosecution, defense, and enforcement of patent and other intellectual property claims will continue to be substantial as a result of patent filings and prosecutions in the United States and foreign countries. The Company is currently involved in interference proceedings in the Patent and Trademark Office between Regeneron's patent applications and patents relating to CNTF issued to Synergen, Inc. Amgen acquired all outstanding shares of Synergen in 1994. In March 1998, the Company and Amgen entered into a covenant not to sue each other which, among other things, provided a simple mechanism for resolving their patent interference and related patent proceedings relating to CNTF and AXOKINE without protracted litigation. The Company also granted Amgen a license to use CNTF and second generation CNTFs other than AXOKINE to treat retinal degenerative conditions. Regeneron will not pay royalties or make other payments to the other party in consideration of this agreement.

         As of December 31, 1999, the Company had no established banking arrangements through which it could obtain short-term financing or a line of credit. Additional funds may be raised through, among other things, the issuance of additional securities, other financing arrangements, and future collaboration agreements. No assurance can be given that additional financing will be available or, if available, that it will be available on acceptable terms. In addition, the Company estimates that through mid-2002 it could receive additional payments from Procter & Gamble in the form of research funding and equity purchases of as much as $90 million or more.

         At December 31, 1999, the Company had $93.6 million in cash, cash equivalents, and marketable securities. The Company expects to incur substantial funding requirements for, among other things, research and development activities (including preclinical and clinical testing), validation of manufacturing facilities, and the acquisition of equipment. The Company expects to incur ongoing funding requirements for capital contributions to Amgen-Regeneron Partners to support the continued development and clinical trials of BDNF and NT-3. Through 2000, the Company expects further increases in the level of quarterly research and development expenses as the Company continues to add staff and increases its clinical activity. The amount needed to fund operations will also depend on other factors, including the status of competitive products, the success of the Company's research and development programs, the status of patents and other intellectual property rights developments, and the continuation, extent, and success of any collaborative research programs (including those with Amgen and Procter & Gamble). The Company believes that under its current strategy its existing capital resources will enable it to meet operating needs for several years. No assurance can be given that there will be no change in projected revenues or expenses that would lead to the Company's capital being consumed significantly before such time.

Future Impact of Recently Issued Accounting Standards

         Management believes that the future adoption of recently issued accounting standards will not have a material impact on the Company's financial statements, except that the Company is currently evaluating the future impact that Staff Accounting Bulletin 101, "Revenue Recognition", issued in December 1999 by the Securities and Exchange Commission, will have on its financial statements.


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

         o Delay, difficulty, or failure of a clinical trial of any of the Company's product candidates. A clinical trial can fail or be delayed as a result of many causes, including, among others, failure of the product candidate to demonstrate safety or efficacy, the development of serious or life- threatening adverse events (side effects) caused by or connected with exposure to the product candidate, and the failure of clinical investigators, trial monitors and other consultants, or trial subjects to comply with the trial plan or protocol.

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


Year 2000

         The Company has evaluated its operations to determine the impact, if any, that Year 2000 problems might have. The Year 2000 problem results from computer programs and devices that do not differentiate between the year 1900 and the year 2000 because they were written using two digits rather than four to define the applicable year. Accordingly, computer systems that have time-sensitive calculations may not properly recognize the year 2000. Like many corporations, Regeneron has no previous experience with an issue like the Year 2000 problem.

         The Company appointed a Year 2000 task force with representatives from each department of the Company and retained independent consultants and experts to facilitate its review. The Company's Year 2000 review included its computer systems and software, embedded systems in non-computer equipment, and vendor operations. The Company identified the following three principal areas of potential computer systems exposure at Regeneron to the Year 2000 problem, in addition to third party issues which are discussed elsewhere:

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

         o Servers, desktops, and infrastructure: these generally are desktop computers (Macintosh and PCs) and server computer equipment, telecommunications, local area networks, wide area networks, and include system hardware, firmware, installed commercial application software, e- mail, and video teleconferencing, for example.

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

         The Company has completed an analysis of its computer systems. This analysis did not reveal material Year 2000 problems related to such embedded systems.

         Prior to December 31, 1999, the Company completed a survey and analysis of its vendors who support critical business processes to determine their level of readiness with respect to Year 2000 issues. While many vendors indicated that they believed they were Year 2000 compliant, others stated that they could not represent that they had achieved compliance or guarantee the efficacy of their remediation efforts. Many vendors stated that the problem was too complex for such a claim to have legitimacy; that efforts to solve Year 2000 problems were merely in the nature of risk mitigation; and that success in such efforts would be measured, with hindsight, by the minimization of the level of technical failures and by the prompt identification and repair of failures. Since December 31, 1999, the Company has not experienced Year 2000 issues with its vendors who support critical business processes.

         The analysis of the Company's embedded systems and the information collected regarding vendor readiness were used to formulate a contingency plan with respect to reasonably identifiable items of equipment and materials that are critical to the Company's operations. This contingency plan is still in effect and would be utilized if any problems were to arise during the Year 2000 or beyond. No assurance can be made that the Company's computer systems and software, embedded systems in non-computer equipment, and vendors will not experience any problems in the future related to Year 2000 issues. The failure of certain third parties (such as Procter & Gamble, Amgen, Sumitomo Pharmaceuticals, Merck, vendors and utility and communications companies) to operate in a normal and customary manner and to maintain Year 2000 compliance (or to assure that their vendors and suppliers are Year 2000 compliant) could have a material adverse effect on the operations and financial condition of Regeneron. It is possible that Regeneron could be adversely affected by the failure of other third parties to be Year 2000 compliant even though these third parties do not directly conduct business with Regeneron. It is not possible to guarantee that the Company's Year 2000 contingency plan would succeed or be timely.

         Prior to December 31, 1999, Regeneron developed a "most reasonably likely worst case Year 2000 scenario" and identified the principal risks to Regeneron. In developing this scenario, Regeneron assumed, among other things, that any Year 2000 disruptions were likely to be of limited duration (and that extended material Year 2000-related disruptions could not be reasonably guarded against based on the resources and nature of operations of the Company). The Company implemented contingency plans to protect certain key Regeneron assets in the event of a failure of electrical power for a limited duration or unanticipated failure of certain essential equipment. The risks that Year 2000 problems could have presented to the Company include, without limitation, disruption, delay, or cessation of manufacturing or other operations, including operations that are subject to regulatory compliance, and loss of research and manufacturing material and experiments that are difficult, costly, or impossible to replace.

         As of December 31, 1999, total expenditures incurred related to the Company's Year 2000 efforts, including, without limitation, back-up generators, computer system upgrades, remediation, and new computer systems, internal staff costs and outside consulting fees are $0.4 million, primarily for capital expenditures. Future projected expenditures related to the Company's Year 2000 program are not expected to be significant. The Company has not experienced any problems as a result of Year 2000 concerns.

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


Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

         The Company's earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from its investment of available cash balances in investment grade corporate and U.S. government securities. The Company does not believe it is materially exposed to changes in interest rates. Under its current policies the Company does not use interest rate derivative instruments to manage exposure to interest rate changes.

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


                                    PART III


Item 10.      Directors and Officers of the Registrant

         Information with respect to directors and executive officers is incorporated by reference to the material captioned "Election of Directors," "Executive Officers of the Registrant," and "Compliance with Section 16(b) of the Securities Exchange Act of 1934" in the Regeneron Pharmaceuticals, Inc. Proxy Statement to be filed in connection with solicitation of proxies for its Annual Meeting of Shareholders to be held on June 9, 2000.


Item 11.      Executive Compensation

         The information called for by this item is incorporated by reference to the material captioned "Executive Compensation" and "Election of Directors" in the Regeneron Pharmaceuticals, Inc. Proxy Statement to be filed in connection with solicitation of proxies for its Annual Meeting of Shareholders to be held on June 9, 2000.


Item 12.      Security Ownership of Certain Beneficial Owners and Management

         The information called for by this item is incorporated by reference to the material captioned "Security Ownership of Management" and "Security Ownership of Certain Beneficial Owners" in the Regeneron Pharmaceuticals, Inc. Proxy Statement to be filed in connection with solicitation of proxies for its Annual Meeting of Shareholders to be held on June 9, 2000.


Item 13.      Certain Relationships and Related Transactions

         The information called for by this item is incorporated by reference to the material captioned "Certain Relationships and Related Transactions" in the Regeneron Pharmaceuticals, Inc. Proxy Statement to be filed in connection with solicitation of proxies for its Annual Meeting of Shareholders to be held on June 9, 2000.


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


         3.   Exhibits

         Exhibit
         Number      Description
         ------      -----------
          3.1        (a)     - Restated Certificate of Incorporation of Regeneron Pharmaceuticals,
                               Inc. as of June 21, 1991.
          3.2                - By-Laws of the Company, currently in effect (amended as of January
                               22, 1995).
         10.1        (b)     - Certificate of Amendment of the Restated Certificate of Incorporation
                               of Regeneron Pharmaceuticals, Inc., as of October 18, 1996.
         10.2        (c)*    - Technology Development Agreement dated as of March 20, 1989, between the Company and Sumitomo Chemical Company, Limited.
         10.3        (c)*    - Neurotrophic Factor Agreement (License Agreement) dated as of
                               May 10, 1988, between the Company and Max Planck Institute fur
                               Psychiatric.
         10.4        (c)*    - Collaboration Agreement dated August 31, 1990, between the Company and Amgen Inc.
         10.5        (c)     - 1990 Amended and Restated Long-Term Incentive Plan.
         10.6        (d)*    - License Agreement dated as of October 7, 1992, between the Company and
                               The Regents of the University of California.
         10.7        (e)*    - Research and Development Agreement dated as of June 2, 1994, between the Company and Sumitomo Pharmaceuticals Company, Ltd.
         10.8        (f)*    - Manufacturing Agreement dated as of September 18, 1995, between the
                               Company and Merck & Co., Inc.
         10.9        (g)     - Warrant Agreement dated as of April 15, 1996, between the Company and Amgen Inc.
         10.10       (g)     - Registration Rights Agreement dated as of April 15, 1996, between the
                               Company and Amgen Inc.
         10.11       (g)     - Warrant Agreement dated as of June 27, 1996, between the Company and Medtronic, Inc.
         10.12       (g)     - Registration Rights Agreement dated as of June 27, 1996, between the
                               Company and Medtronic, Inc.
         10.13       (h)     - Rights Agreement, dated as of September 20, 1996, between Regeneron
                               Pharmaceuticals, Inc.  and ChaseMellon Shareholder Services LLC, as
                               Rights Agent, including the form of Rights  Certificate as Exhibit B thereto.
         10.14       (i)     - Stock Purchase Agreement dated as of December 11, 1996, between the
                               Company and Procter & Gamble Pharmaceuticals, Inc.
         10.15       (i)     - Registration Rights Agreement dated as of December 11, 1996, between the Company and Procter & Gamble Pharmaceuticals, Inc.
         10.16       (j)     - Securities Purchase Agreement dated as of May 13, 1997, between the
                               Company and The Procter & Gamble Company.


         10.17       (j)      - Warrant Agreement dated as of May 13, 1997, between the Company and
                                The Procter & Gamble Company.
         10.18       (j)      - Registration Rights Agreement dated as of May 13, 1997, between the
                                Company and The Procter & Gamble Company.
         10.19       (j)*     - Multi-Project Collaboration Agreement dated as of May 13, 1997, between the Company and The Procter & Gamble Company.
         10.20       (k)*     - First Amendment to the Multi-Project Collaboration Agreement dated
                                May 13, 1997, between the Company and The Procter & Gamble Company, dated as of September 29, 1997.
         10.21       (l)      - Employment Agreement, dated as of February 12, 1998 between the
                                Company and Leonard S. Schleifer, M.D., Ph.D.
         23.1                 - Consent of PricewaterhouseCoopers LLP
         23.2                 - Consent of Ernst & Young LLP, Independent Auditors.
         24                   - Power of Attorney.
         27                   - Financial Statement Data for year ending December 31, 1999.


--------------------------------------------------------------------------------
Description:

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


(B)      Reports on Form 8-K

         None.

                         REGENERON PHARMACEUTICALS, INC.
                          INDEX TO FINANCIAL STATEMENTS


                                                                                            Page
Regeneron Pharmaceuticals, Inc.                                                            Numbers
                                                                                           -------
      Report of Independent Accountants                                                      F-2

      Balance Sheets at December 31, 1999 and 1998                                           F-3

      Statements of Operations for the years ended
      December 31, 1999, 1998,  and 1997                                                     F-4

      Statements of Stockholders' Equity for the years
      ended December 31, 1999, 1998, and 1997                                                F-5

      Statements of Cash Flows for the years ended
      December 31, 1999, 1998, and 1997                                                      F-6

      Notes to Financial Statements                                                      F-7 to F-23


Amgen-Regeneron Partners

      Report of Ernst & Young LLP, Independent Auditors                                     F-24

      Balance Sheets at December 31, 1999 and 1998                                          F-25

      Statements of Operations for the years ended
      December 31, 1999, 1998, and 1997                                                     F-26

      Statements of Changes in Partners' Capital for the
      years ended December 31, 1999,  1998, and 1997                                        F-27

      Statements of Cash Flows for the years ended
      December 31, 1999, 1998, and 1997                                                     F-28

      Notes to Financial Statements                                                     F-29 to F-32

                      REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Regeneron Pharmaceuticals, Inc.:

      In our opinion, based upon our audits and the report of other auditors, the accompanying balance sheets and the related statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Regeneron Pharmaceuticals, Inc. (the "Company") at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Amgen-Regeneron Partners (the "Partnership"), an entity which is fifty percent owned by the Company, as of December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999. The Company's investment in the Partnership is accounted for in accordance with the equity method of accounting and constitutes less than two percent of the Company's liabilities at December 31, 1999 and less than two percent of the Company's assets at December 31, 1998. For the years ended December 31, 1999, 1998 and 1997, the Company recorded its pro rata share of the Partnership's net loss of approximately $4.2 million, $2.5 million, and $3.4 million, respectively. The Partnership's financial statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for the Partnership, is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standards in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for the opinion expressed above.


                                                     PricewaterhouseCoopers LLP

New York, New York
February 8, 2000

                       REGENERON PHARMACEUTICALS, INC.
                                BALANCE SHEETS
                          December 31, 1999 and 1998
                      (In thousands, except share data)


                                ASSETS                                      1999            1998
                                                                      ------------    -------------
Current assets
    Cash and cash equivalents                                              $23,697          $19,757
    Marketable securities                                                   42,463           66,022
    Receivable due from The Procter & Gamble Company                                          3,169
    Receivable due from Merck & Co., Inc.                                                     1,665
    Receivable due from Amgen-Regeneron Partners                               473              709
    Receivable due from Sumitomo Pharmaceuticals Company, Ltd.                 151              167
    Prepaid expenses and other current assets                                1,708            1,216
    Inventory                                                                4,552              196
                                                                      ------------    -------------
       Total current assets                                                 73,044           92,901
Marketable securities                                                       27,439           27,751
Investment in Amgen-Regeneron Partners                                                        3,091
Property, plant, and equipment, at cost, net of
    accumulated depreciation and amortization                               36,298           33,019
Other assets                                                                   218              153
                                                                      ------------    -------------
       Total assets                                                       $136,999         $156,915
                                                                      ============    =============

                     LIABILITIES and STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable and accrued expenses                                   $6,551           $5,551
    Deferred revenue, current portion                                        4,686            2,735
    Due to Merck & Co., Inc.                                                   334
    Obligation due to Amgen-Regeneron Partners                                 300
    Capital lease obligations, current portion                               1,380            1,051
    Note payable, current portion                                               68               65
                                                                      ------------    -------------
       Total current liabilities                                            13,319            9,402

Deferred revenue                                                            11,130           12,938
Capital lease obligations                                                    1,204            1,457
Note payable                                                                 1,527            1,609
Other liabilities                                                              287              282
Commitments and contingencies
Stockholders' equity
    Preferred stock, $.01 par value; 30,000,000 shares authorized;
       issued and outstanding - none
    Class A Stock, convertible, $.001 par value; 40,000,000 shares authorized;
         3,605,133 shares issued and outstanding in 1999
         3,630,786 shares issued and outstanding in 1998                         4                4
    Common Stock, $.001 par value; 60,000,000 shares authorized;
        27,817,636 shares issued and outstanding in 1999
        27,386,858 shares issued and outstanding in 1998                        28               27
    Additional paid-in capital                                             310,296          308,561
    Unearned compensation                                                                     (360)
    Accumulated deficit                                                  (200,303)        (177,233)
    Accumulated other comprehensive (loss) income                            (493)              228
                                                                      ------------    -------------
       Total stockholders' equity                                          109,532          131,227
                                                                      ------------    -------------
       Total liabilities and stockholders' equity                         $136,999         $156,915
                                                                      ============    =============


   The accompanying notes are an integral part of the financial statements.

                       REGENERON PHARMACEUTICALS, INC.
                           STATEMENTS OF OPERATIONS
            for the years ended December 31, 1999, 1998, and 1997
                    (In thousands, except per share data)


                                                   1999                  1998                  1997
                                                   ----                  ----                  ----
 Revenues
     Contract research and development                 $24,539               $19,714               $17,400
     Research progress payments                                                9,500                 5,000
     Contract manufacturing                              9,960                 9,113                 4,458
     Investment income                                   5,207                 6,866                 6,242
                                            ------------------     -----------------     -----------------
                                                        39,706                45,193                33,100
                                            ------------------     -----------------     -----------------

Expenses
     Research and development                           44,940                37,047                27,770
     Loss in Amgen-Regeneron Partners                    4,159                 2,484                 3,403
     General and administrative                          6,355                 5,838                 5,765
     Depreciation and amortization                       3,426                 3,019                 4,389
     Contract manufacturing                              3,612                 5,002                 2,617
     Interest                                              284                   428                   735
                                            ------------------     -----------------     -----------------
                                                        62,776                53,818                44,679
                                            ------------------     -----------------     -----------------
 Net loss                                             ($23,070)              ($8,625)             ($11,579)
                                            ==================     =================     =================

 Net loss per share, basic and diluted                  ($0.74)               ($0.28)               ($0.40)
                                            ==================     =================     =================

   The accompanying notes are an integral part of the financial statements.

                       REGENERON PHARMACEUTICALS, INC.
                      STATEMENTS OF STOCKHOLDERS' EQUITY
            for the years ended December 31, 1999, 1998, and 1997
                                (In thousands)

                                                                                 Additional       Unearned
                                            Class A Stock     Common Stock     Paid-in Capital  Compensation
                                          ----------------- -----------------  ---------------  ------------
                                           Shares   Amount   Shares   Amount
                                          -------- -------- --------  -------
Balance, December 31, 1996                   4,356       $4   21,320      $21          $264,743      ($1,080)
Amortization of unearned compensation                                                                     360
Shares issued to Procter & Gamble
      Pharmaceuticals, Inc. in connection
      with the 1996 Stock Purchase
      Agreement                                                  800        1               (1)
Issuance of equity securities to The
      Procter & Gamble Company                                 4,350        5            42,930
Cost associated with issuance of
      equity securities                                                                    (31)
Issuance of Common Stock in connection
      with exercise of stock options                              97                        468
Conversion of Class A Stock to
      Common Stock                           (238)               238
Net loss, 1997
Change in net unrealized gain
      on marketable securities
                                             -----   ------   ------    -----          --------      -------
      Balance, December 31, 1997             4,118        4   26,805       27           308,109         (720)

Amortization of unearned compensation                                                                     360
Issuance of Common Stock in connection
      with exercise of stock options                              95                        452
Conversion of Class A Stock to
      Common Stock                           (487)               487
Net loss, 1998
Change in net unrealized gain
      on marketable securities
                                             -----   ------   ------    -----          --------      -------
      Balance, December 31, 1998             3,631        4   27,387       27           308,561         (360)

Amortization of unearned compensation                                                                     360
Issuance of Common Stock in connection
      with exercise of stock options                             367        1             1,427
Issuance of Common Stock in connection
      with Company 401(k) Savings Plan
      contribution                                                38                        308
Conversion of Class A Stock to
      Common Stock                            (26)                26
Net loss, 1999
Change in net unrealized gain/loss
      on marketable securities
                                             -----   ------   ------    -----          --------      -------
      Balance, December 31, 1999             3,605       $4   27,818      $28          $310,296
                                             =====   ======   ======    =====          ========      =======

                                                          Accumulated Other     Total
                                            Accumulated     Comprehensive    Stockholders'  Comprehensive
                                              Deficit       (Loss) Income       Equity           Loss
                                           --------------  ---------------- -------------- ----------------
Balance, December 31, 1996                     ($157,029)              $272       $106,931
Amortization of unearned compensation                                                  360
Shares issued to Procter & Gamble
      Pharmaceuticals, Inc. in connection
      with the 1996 Stock Purchase
      Agreement
Issuance of equity securities to The
      Procter & Gamble Company                                                      42,935
Cost associated with issuance of
      equity securities                                                               (31)
Issuance of Common Stock in connection
      with exercise of stock options                                                   468
Conversion of Class A Stock to
      Common Stock
Net loss, 1997                                   (11,579)                         (11,579)        ($11,579)
Change in net unrealized gain
      on marketable securities                                        (187)          (187)            (187)
                                           --------------  ---------------- -------------- ----------------
      Balance, December 31, 1997                (168,608)                85        138,897        ($11,766)
                                                                                           ================

Amortization of unearned compensation                                                  360
Issuance of Common Stock in connection
      with exercise of stock options                                                   452
Conversion of Class A Stock to
      Common Stock
Net loss, 1998                                    (8,625)                          (8,625)         ($8,625)
Change in net unrealized gain
      on marketable securities                                          143            143             143
                                           --------------  ---------------- -------------- ----------------
      Balance, December 31, 1998                (177,233)               228        131,227         ($8,482)
                                                                                           ================

Amortization of unearned compensation                                                  360
Issuance of Common Stock in connection
      with exercise of stock options                                                 1,428
Issuance of Common Stock in connection
      with Company 401(k) Savings Plan
      contribution                                                                     308
Conversion of Class A Stock to
      Common Stock
Net loss, 1999                                   (23,070)                         (23,070)        ($23,070)
Change in net unrealized gain/loss
      on marketable securities                                        (721)          (721)            (721)
                                           --------------  ---------------- -------------- ----------------
      Balance, December 31, 1999               ($200,303)            ($493)       $109,532        ($23,791)
                                           ==============  ================ ============== ================

The accompanying notes are an integral part of the financial statements.

                       REGENERON PHARMACEUTICALS, INC.
                        NOTES TO FINANCIAL STATEMENTS
            for the years ended December 31, 1999, 1998, and 1997
               Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)


                                                                                   1999         1998        1997
                                                                               ------------- ----------- -----------
Cash flows from operating activities
    Net loss                                                                       ($23,070)    ($8,625)   ($11,579)
                                                                               ------------- ----------- -----------
    Adjustments to reconcile net loss to net cash
      used in operating activities
      Loss in Amgen-Regeneron Partners                                                 4,159       2,484       3,403
      Depreciation and amortization                                                    3,426       3,019       4,389
      Stock issued in consideration for services rendered                                360         360         360
      Changes in assets and liabilities
        Decrease (increase) in amounts due from The Procter & Gamble
            Company                                                                    3,169       (766)     (2,403)
        Decrease in amounts due from Merck & Co., Inc.                                 1,999          42         109
        Decrease (increase) in amounts due from Amgen-Regeneron Partners                 236       (353)          90
        Decrease (increase) in amounts due from Sumitomo Pharmaceuticals
            Co., Ltd.                                                                     16       1,948        (43)
        Increase in investment in Amgen-Regeneron Partners                             (768)     (5,211)     (2,562)
        (Increase) decrease in prepaid expenses and other assets                       (557)       (688)          35
        Increase in inventory                                                        (4,033)       (196)
        Increase (decrease) in deferred revenue                                          143     (3,310)       1,604
        Increase in accounts payable, accrued expenses,
           and other liabilities                                                       1,085       1,094         518
                                                                               ------------- ----------- -----------
                  Total adjustments                                                    9,235     (1,577)       5,500
                                                                               ------------- ----------- -----------
           Net cash used in operating activities                                    (13,835)    (10,202)     (6,079)
                                                                               ------------- ----------- -----------

Cash flows from investing activities
    Purchases of marketable securities                                              (60,067)    (87,973)   (112,611)
    Sales of marketable securities                                                    83,217      93,463      75,858
    Capital expenditures                                                             (5,682)     (3,049)     (2,146)
                                                                               ------------- ----------- -----------
           Net cash provided by (used in) investing activities                        17,468       2,441    (38,899)
                                                                               ------------- ----------- -----------

Cash flows from financing activities
    Net proceeds from the issuance of stock                                            1,428         452      43,372
    Principal payments on note payable                                                  (79)        (74)        (78)
    Capital lease payments                                                           (1,042)     (1,781)     (3,870)
                                                                               ------------- ----------- -----------
           Net cash provided by (used in) financing activities                           307     (1,403)      39,424
                                                                               ------------- ----------- -----------

           Net increase (decrease) in cash and cash equivalents                        3,940     (9,164)     (5,554)

Cash and cash equivalents at beginning of period                                      19,757      28,921      34,475
                                                                               ------------- ----------- -----------
           Cash and cash equivalents at end of period                                $23,697     $19,757     $28,921
                                                                               ============= =========== ===========

Supplemental disclosure of cash flow information
    Cash paid for interest                                                              $265        $388        $676
                                                                               ============= =========== ===========


The accompanying notes are an integral part of the financial statements.

                       REGENERON PHARMACEUTICALS, INC.
                        NOTES TO FINANCIAL STATEMENTS
            for the years ended December 31, 1999, 1998, and 1997
                 (Dollars in thousands, except per share data)


Item 1. Organization and Business

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


Item 2. Summary of Significant Accounting Policies

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


                 Building and improvements                   6-30 years
                 Leasehold improvements                      Life of lease
                 Laboratory and computer equipment           3-5 years
                 Furniture and fixtures                      5 years


        Cash and Cash Equivalents

        For purposes of the statement of cash flows and the balance sheet, the Company considers all highly liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents. The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

        Inventories

        Inventories are stated at the lower of cost or market. Cost is determined based on standards that approximate the first-in, first-out method. Inventories are shown net of applicable reserves.

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

                       REGENERON PHARMACEUTICALS, INC.
                        NOTES TO FINANCIAL STATEMENTS
            for the years ended December 31, 1999, 1998, and 1997
                (Dollars in thousands, except per share data)


        Accounting for the Impairment of Long-Lived Assets

        Long-lived assets, such as fixed assets, are reviewed for impairment when events or circumstances indicate that their carrying value may not be recoverable. Estimated undiscounted expected future cash flows are used to determine if an asset is impaired in which case the asset's carrying value would be reduced to fair value. For all periods presented, no impairment losses were recorded.

        Net Loss Per Share

        Net loss per share, basic and diluted, is computed on the basis of the net loss for the period divided by the weighted average number of shares of Common Stock and Class A Stock outstanding during the period. The diluted net loss per share for all periods presented excludes the number of shares issuable upon exercise of outstanding stock options and warrants, since such inclusion would be antidilutive. Disclosures required by SFAS No. 128 have been included in Note 15.

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

        Comprehensive Loss

        Comprehensive loss represents the change in net assets of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss of the Company includes net loss adjusted for the change in net unrealized gain or loss on marketable securities. The net effect of income taxes on comprehensive loss is immaterial. Comprehensive losses for the years ended December 31, 1999, 1998, and 1997 have been included in the Statements of Stockholders' Equity.

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

        Risks and Uncertainties

        The Company has had no sales of its products and there is no assurance that the Company's research and development efforts will be successful, that the Company will ever have commercially approved products, or that the Company will achieve significant sales of any such products. The Company has incurred net losses and negative cash flows from operations since its inception, and revenues to date have been limited to payments for research from four collaborators and for contract manufacturing from one pharmaceutical company and investment income (see Notes 9 and 10). In addition, the Company operates in an environment of rapid change in technology and is dependent upon the services of its employees, consultants, and collaborators.

                       REGENERON PHARMACEUTICALS, INC.
                        NOTES TO FINANCIAL STATEMENTS
            for the years ended December 31, 1999, 1998, and 1997
                (Dollars in thousands, except per share data)


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

        Disclosures required by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), including pro forma operating results had the Company prepared its financial statements in accordance with the fair value based method of accounting for stock-based compensation, have been included in Note 11.

        Statement of Cash Flows

        Supplemental disclosure of noncash investing and financing activities:

        Capital lease obligations of $1.1 million, $0.4 million, and $0.8 million were incurred when the Company acquired new equipment in 1999, 1998, and 1997, respectively.

        During January 1995, the Company issued 600,000 restricted shares of Common Stock ("Restricted Shares"), in consideration for $0.3 million and services to be rendered, in connection with an agreement with the Chairman of the Board of Directors. The difference between the fair market value of the Common Stock on the date the agreement was signed and the purchase price of the Restricted Shares was $1.8 million which the Company has recognized as compensation expense on a pro rata basis over five years as the restriction on the Restricted Shares lapsed.

        Included in accounts payable and accrued expenses at December 31, 1999, 1998, and 1997 were $0.7 million, $0.5 million, and $0.6 million of capital expenditures, respectively.

        Included in accounts payable and accrued expenses at December 31, 1998 was $0.3 million, of accrued 401(k) Savings Plan contribution expense. During January 1999, the Company contributed 37,653 shares of Common Stock to the 401(k) Savings Plan in satisfaction of this obligation.

        Reclassifications

        Certain reclassifications have been made to the financial statements for 1998 and 1997 to conform with the current year's presentation.

        Future Impact of Recently Issued Accounting Standards

        Management believes that the future adoption of recently issued accounting standards will not have a material impact on the Company's financial statements, except that the Company is currently evaluating the future impact that Staff Accounting Bulletin 101, "Revenue Recognition", issued in December 1999 by the Securities and Exchange Commission, will have on its financial statements.

                       REGENERON PHARMACEUTICALS, INC.
                        NOTES TO FINANCIAL STATEMENTS
            for the years ended December 31, 1999, 1998, and 1997
                (Dollars in thousands, except per share data)


Item 3.          Marketable Securities

        The Company considers its marketable securities to be "available-for-sale," as defined by Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, and, accordingly, unrealized holding gains and losses are excluded from operations and reported as a net amount in a separate component of stockholders' equity.

        The following tables summarize the amortized cost basis of marketable securities, the aggregate fair value of marketable securities, and gross unrealized holding gains and losses at December 31, 1999 and 1998:

                                                                                       Unrealized Holding
                                           Amortized         Fair                      ------------------
At December 31, 1999                      Cost Basis        Value           Gains          (Losses)            Net
--------------------                      ----------       --------        --------        --------         ---------
Maturities within one year
   Corporate debt securities                $28,366        $28,343             $8             ($31)           ($23)
   U.S. Government securities                14,184         14,120                             (64)            (64)
                                             ------         ------           ------            ----            ----
                                             42,550         42,463              8              (95)            (87)
                                             ------         ------           ------            ----            ----

Maturities between one and three years
   Corporate debt securities                 10,337         10,264                             (73)            (73)
   U.S. Government securities                17,508         17,175                            (333)           (333)
                                             ------         ------                            -----           -----
                                             27,845         27,439                            (406)           (406)
                                             ------         ------           ------           -----           -----
                                            $70,395        $69,902             $8            ($501)          ($493)
                                            =======        =======          =======           =====           =====

At December 31, 1998
--------------------
Maturities within one year
   Corporate debt securities                $33,155        $33,169              $16            ($2)             $14
   U.S. Government securities                32,703         32,853              150                             150
                                             ------         ------           ------          ------          ------
                                             65,858         66,022              166             (2)             164
                                             ------         ------           ------          ------          ------
Maturities between one and three years
   Corporate debt securities                  5,069          5,061                1             (9)              (8)
   U.S. Government securities                22,618         22,690               76             (4)              72
                                             ------         ------           ------          ------          ------
                                             27,687         27,751               77            (13)              64
                                             ------         ------           ------          ------          ------
                                            $93,545        $93,773             $243           ($15)            $228
                                            =======        =======           =======         =======         =======

        Realized gains and losses are included as a component of investment income. For the years ended December 31, 1999, 1998, and 1997, gross realized gains and losses were not significant. In computing realized gains and losses, the Company computes the cost of its investments on a specific identification basis. Such cost includes the direct costs to acquire the securities, adjusted for the amortization of any discount or premium. The fair value of marketable securities has been estimated based on quoted market prices.

Item 4.          Inventories

        Inventory balances at December 31, 1999 consist of raw materials and other direct and indirect costs associated with the production of brain-derived neurotrophic factor ("BDNF") for Sumitomo Pharmaceuticals Company, Ltd. under a research and development agreement (see Note 9b) and the production of an intermediate for a Merck & Co., Inc. pediatric vaccine under a long-term manufacturing agreement (see Note 10). Production of both products commenced in the fourth quarter of 1999, and as of December 31, 1999, no finished products had been shipped. The inventory balance at December 31, 1998 consists of raw materials purchased for BDNF.

                       REGENERON PHARMACEUTICALS, INC.
                        NOTES TO FINANCIAL STATEMENTS
            for the years ended December 31, 1999, 1998, and 1997
                (Dollars in thousands, except per share data)


        Inventories as of December 31, 1999 and 1998 consist of the following:


                                      1999          1998
                                      ----          ----
Raw materials                       $ 1,042        $ 196
Work-in process                         165(1)
Finished products                     3,345
                                      -----        -----
                                    $ 4,552        $ 196
                                    =======        =====


        (1)  Net of reserve of $0.7 million

Item 5.          Property, Plant, and Equipment

        Property, plant, and equipment as of December 31, 1999 and 1998 consist of the following:

                                                               1999           1998
                                                               ----           ----
Land                                                        $   475         $   475
Building and improvements                                    30,562          30,463
Leasehold improvements                                       10,364           7,141
Construction in progress                                      1,119
Laboratory and other equipment                               21,017          19,366
Furniture, fixtures, and computer equipment                   3,124           2,186
                                                            -------         -------
                                                             66,661          59,631
Less, accumulated depreciation and amortization             (30,363)        (26,612)
                                                            --------        -------
                                                            $36,298         $33,019
                                                            =======         =======

        Depreciation and amortization expense on property, plant, and equipment amounted to $3.4 million, $3.0 million, and $4.4 million, for the years ended December 31, 1999, 1998, and 1997, respectively.

Item 6.          Accounts Payable and Accrued Expenses


        Accounts payable and accrued expenses as of December 31, 1999 and 1998 consist of the following:

                                                             1999           1998
                                                             ----           ----
Accounts payable                                           $2,642         $2,223
Accrued payroll and related costs                           1,977          1,346
Accrued clinical trial expense                              1,005          1,336
Accrued expenses, other                                       643            359
Deferred compensation                                         284            287
                                                           ------         ------
                                                           $6,551         $5,551
                                                           ======         ======

                       REGENERON PHARMACEUTICALS, INC.
                        NOTES TO FINANCIAL STATEMENTS
            for the years ended December 31, 1999, 1998, and 1997
                (Dollars in thousands, except per share data)


Item 7.          Stockholders' Equity

        The Company's Amended Certificate of Incorporation provides for the issuance of up to 40 million shares of Class A Stock, par value $0.001 per share, and 60 million shares of Common Stock, par value $0.001 per share. Shares of Class A Stock are convertible, at any time, at the option of the holder into shares of Common Stock on a share-for- share basis. Holders of Class A Stock have rights and privileges identical to Common Stockholders except that Class A Stockholders are entitled to ten votes per share, while Common Stockholders are entitled to one vote per share. Class A Stock may only be transferred to specified Permitted Transferees, as defined. The Company's Board of Directors (the "Board") is authorized to issue up to 30 million shares of preferred stock, in series, with rights, privileges, and qualifications of each series determined by the Board.

        During January 1995, the Company entered into an agreement with the Chairman of the Board. As partial consideration for services to be rendered, the agreement provided for the Company to sell the Chairman 600,000 restricted shares of Common Stock ("Restricted Shares"), in consideration for $0.3 million, and to grant 285,000 stock options. The Restricted Shares are nontransferable with such restriction lapsing ratably over a five year period. In accordance with generally accepted accounting principles, the Company has recognized compensation expense for the difference between the fair market value of the Common Stock on the date the agreement was signed and the purchase price of the Restricted Shares on a pro rata basis over five years as the restriction on the Restricted Shares lapsed. The unearned compensation was fully amortized at December 31, 1999. For the years ended December 31, 1999, 1998, and 1997, the Company recognized compensation expense of $0.4 million in each year. The stock options, which were issued under the Company's Amended and Restated 1990 Long-Term Incentive Plan, entitle the holder to purchase an equal number of shares of Common Stock at a per share price of $3.50, the fair market value of the Common Stock on the date of grant. The options vest over a five year period.

        During September 1996, the Company announced that it adopted a Shareholder Rights Plan in which Rights were distributed as a dividend at the rate of one Right for each share of Common Stock and Class A Stock (collectively, "Stock") held by shareholders of record as of the close of business on October 18, 1996. Each Right initially entitles the registered holder to buy a unit ("Unit") consisting of one-one thousandth of a share of Series A Junior Participating Preferred Stock ("A Preferred Stock") at a purchase price of $120 per Unit (the "Purchase Price"). Initially the Rights were attached to all Stock certificates representing shares then outstanding, and no separate Rights certificates were distributed. The Rights will separate from the Stock and a "distribution date" will occur upon the earlier of (i) ten days after a public announcement that a person or group of affiliated or associated persons, excluding certain defined persons, (an "Acquiring Person") has acquired, or has obtained the right to acquire, beneficial ownership of 20% or more of the outstanding shares of Stock or (ii) ten business days following the commencement of a tender offer or exchange offer that would result in a person or group beneficially owning 20% or more of such outstanding shares of Stock. The Rights are not exercisable unless a distribution date occurs and will expire at the close of business on October 18, 2006 unless earlier redeemed by the Company, subject to certain defined restrictions, for $.01 per Right. In the event that an Acquiring Person becomes the beneficial owner of 20% or more of the then outstanding shares of Stock (unless such acquisition is made pursuant to a tender or exchange offer for all outstanding shares of the Company, at a price determined by a majority of the independent directors of the Company who are not representatives, nominees, affiliates, associates of an Acquiring Person to be fair and otherwise in the best interest of the Company and its shareholders after receiving advice from one or more investment banking firms), each Right will entitle the holder to purchase, at the Right's then current exercise price, common shares (or, in certain circumstances, cash, property or other securities of the Company) having a value

                       REGENERON PHARMACEUTICALS, INC.
                        NOTES TO FINANCIAL STATEMENTS
            for the years ended December 31, 1999, 1998, and 1997
                (Dollars in thousands, except per share data)


twice the Right's Exercise Price. The Right's Exercise Price is the
Purchase Price times the number of shares of Common Stock associated with each Right (initially, one). Upon the occurrence of any such events, the Rights held by an Acquiring Person become null and void. In certain circumstances, a Right entitles the holder to receive, upon exercise, shares of common stock of an acquiring company having a value equal to two times the Right's Exercise Price.

        As a result of the Shareholder Rights Plan, the Company's Board designated 100,000 shares of preferred stock as A Preferred Stock. The A Preferred Stock has certain preferences, as defined.


Item 8.          Commitments and Contingencies

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

        At December 31, 1999, the future minimum noncancellable lease commitments under operating leases were as follows:


                                 Laboratory and
December 31,                      Office Space           Equipment           Total
------------                      ------------           ---------           -----
2000                                 $2,925                 $124             $3,049
2001                                  2,969                   45              3,014
2002                                  2,969                   17              2,986
2003                                  1,484                    -              1,484
                                    -------                 ----            -------
                                    $10,347                 $186            $10,533
                                    =======                 ====            =======

Rent expense under operating leases was:


                                          Laboratory and
Year Ending December 31,                   Office Space          Equipment          Total
------------------------                   ------------          ---------          -----
1999                                         $2,826                $156             $2,982
1998                                          2,466                 194              2,660
1997                                          2,711                 459              3,170

        In addition to its rent expense for laboratory and office space, the Company paid additional rental charges for utilities, real estate taxes, and operating expenses of $1.0 million and $0.1 million for the years ended December 31, 1999 and 1998, respectively.

                       REGENERON PHARMACEUTICALS, INC.
                        NOTES TO FINANCIAL STATEMENTS
            for the years ended December 31, 1999, 1998, and 1997
                (Dollars in thousands, except per share data)


        b.       Capital Leases

                 The Company leases equipment under noncancellable capital leases. Lease terms range from four to five years after which, for certain leases, the Company may extend the lease for eight additional months at defined monthly payments, or is required to purchase the equipment at amounts defined by the agreements.

        As of December 31, 1999, minimum rental payments under all capital leases, including payments to acquire leased equipment, were as follows:



                                                               Minimum
                                                                Rental
               Year Ending December 31,                        Payments
               ------------------------                        --------
                         2000                                   $1,594
                         2001                                      643
                         2002                                      464
                         2003                                      161
                                                                ------
                                                                 2,862
               Less, amounts representing
                 interest                                         (278)
                                                                ------
               Present value of net minimum
                 capital lease payments                         $2,584
                                                                ======


        Leased equipment and building improvements included in property, plant, and equipment was $5.3 million and $4.4 million at December 31, 1999 and 1998, respectively; related accumulated depreciation was $3.1 million and $2.3 million for the same respective periods.

        In connection with one capital lease, the Company entered into a 38 month equipment maintenance agreement which requires equal quarterly payments commencing during the second quarter of 2000. The total amount due over the term of the agreement is $0.2 million.

        c.       Note Payable

        In 1994, the Company borrowed $2.0 million from the New York State Urban Development Corporation ("NYS UDC"). The terms of the note provide for monthly payments of principal and interest through December 2014. Outstanding borrowings accrue interest at an effective interest rate of approximately 6.4%. The note is collateralized by a first mortgage on the Company's land, building and improvements in Rensselaer, New York (book value at December 31, 1999 was $27.0 million). The note also has various financial covenants which include a minimum ratio of current assets over current liabilities, as defined, and a minimum level of tangible net worth, as defined, of $35.0 million. In addition, the Company is not permitted to declare or pay dividends to its stockholders. The provisions of the note require the Company to meet certain defined levels of employment; otherwise, the interest rate on outstanding borrowings will increase to 2.0% above the prime rate (as defined) until the defined levels of employment are attained. As of January 1, 1997, 1998, 1999, and 2000, the Company had not met the defined levels of employment; however, for the years ended December 31, 1997, 1998, and 1999, the NYS UDC elected either not to increase the interest rate, or to only increase the rate by a nominal amount, the effects of which were not material to the financial statements. The estimated fair value of the Company's note payable to the NYS UDC at December 31, 1999 was $2.0 million. The fair value was estimated based on the current rate offered to the Company for debt with similar terms.

                       REGENERON PHARMACEUTICALS, INC.
                        NOTES TO FINANCIAL STATEMENTS
            for the years ended December 31, 1999, 1998, and 1997
                (Dollars in thousands, except per share data)




Principal payments under the note during each of the next five years, and thereafter, are as follows:


                                2000         $68
                                2001          67
                                2002          67
                                2003          68
                                2004          75
                          Thereafter       1,250
                                         -------
                                          $1,595
                                         =======


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

        Certain Agreements, where the Company is required to pay fees, provide for the Company, upon 30 to 90- day written notice, to terminate such Agreements. During the three years ended December 31, 1999, the Company incurred expenses related to these Agreements of $0.6 million, $0.7 million, and $0.3 million, respectively.

        e.       Deferred Compensation

        The Company has entered into compensation agreements with certain employees and outside consultants. These agreements require the Company to make certain payments in the future, as defined by the respective agreements. The Company provides for such expenditures over the employment/service period. Such accrual amounted to $0.3 million at both December 31, 1999 and 1998.


Item 9.          Collaboration Agreements

        a.       Amgen Inc.

        In August 1990, the Company entered into a collaboration agreement (the "Amgen Agreement") with Amgen Inc. ("Amgen") to develop and attempt to commercialize two proprietary products (BDNF and NT-3, individually the "Product," collectively the "Products"). The Amgen Agreement, among other things, provides for Amgen and the Company to form a partnership ("Amgen-Regeneron Partners" or the "Partnership") to complete the development and to commercialize the Products. Amgen and the Company hold equal ownership interests (subject to adjustment for any future inequities in capital contributions, as defined). The Partnership is the exclusive distributor of Products in the United States, and Amgen has received a license from the Company to market the Products outside the United States and outside Japan and certain Pacific Rim countries. The Company accounts for its investment in the Partnership in accordance with the equity method of accounting. Since the Partnership's inception, the Company has contributed capital to the Partnership of $51.1 million. In 1999, 1998, and 1997, the Company recognized its share of the Partnership net loss in the amounts of $4.2 million, $2.5 million, and $3.4 million, respectively, which represents 50% of the total Partnership net loss. As of December 31, 1999, the Company continues to be an equal partner in the Partnership.

                       REGENERON PHARMACEUTICALS, INC.
                        NOTES TO FINANCIAL STATEMENTS
            for the years ended December 31, 1999, 1998, and 1997
                (Dollars in thousands, except per share data)


        Payments the Company receives from the Partnership in connection with services provided to the Partnership, are recognized as contract research and development revenue as earned. Such revenue for the years ended December 31, 1999, 1998, and 1997 totaled $3.6 million, $1.9 million, and $1.5 million, respectively. Contract research and development payments received in advance are deferred and recognized as revenue when the related services are performed. In addition, the Amgen Agreement contains a provision whereby the Company will receive defined amounts ("Research Progress Payments") from Amgen when each Product reaches certain levels of development.

        Selected financial data of the Partnership as of December 31, 1999 and 1998 and for the years ended December 31, 1999, 1998 and 1997, are as follows:

        Balance Sheet Data

                                                           1999           1998
                                                        ----------     ---------
                Cash and cash equivalents                $3,700         $9,961
                Accounts payable and accrued
                        expenses due to partners(1)       4,300          3,779
                Partners' capital accounts
                        Amgen                              (300)         3,091
                        The Company                        (300)         3,091


                  (1) At December 31, 1999, includes $0.5 million due the Company. At December 31, 1998, includes $0.7 million due the Company less $0.3 million payable by the Company to the Partnership.

        Statement of Operations Data

                                         1999             1998            1997
                                         ----             ----            ----

                  Total revenue           $366             $316            $310
                  Total expenses (2)    (8,684)          (5,284)         (7,116)
                                       -------          --------        --------
                  Net loss             ($8,318)         ($4,968)        ($6,806)
                                       =======          =======         ========


                  (2) Includes $3.6 million, $1.9 million, and $1.5 million related to services provided by the Company in 1999, 1998, and 1997, respectively.

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

        b.       Sumitomo Pharmaceuticals Company, Ltd.

        In June 1994, the Company entered into a research and development agreement (the "R&D Agreement") with Sumitomo Pharmaceuticals Company, Ltd. ("Sumitomo Pharmaceuticals") to collaborate in the research and development of BDNF in Japan. Sumitomo Pharmaceuticals paid the Company $13.0 million in June 1994 and agreed to pay $3.0 million annually on each January 1 from 1995 to 1998 (inclusive) for research payments. The research payments from Sumitomo Pharmaceuticals were recognized as contract research and development revenue over a twelve month period. The Company recognized contract research and development revenue with respect to research payments of $3.0 million for the years ended December 31, 1998 and 1997, respectively. Research

                         REGENERON PHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
              for the years ended December 31, 1999, 1998, and 1997
                  (Dollars in thousands, except per share data)


payments from Sumitomo Pharmaceuticals that were received in advance were deferred and recognized as revenue when the related services were performed. At December 31, 1997, research payments of $3.0 million were deferred. In addition, Sumitomo Pharmaceuticals reimburses the Company for its activities in developing and validating manufacturing processes for BDNF and supplying BDNF and other research materials to Sumitomo Pharmaceuticals ("manufacturing payments"). Such manufacturing payments, which are included in contract research and development revenue, totaled $0.1 million, $1.3 million, and $7.6 million in 1999, 1998, and 1997, respectively. In connection with the R&D Agreement, in March 1998, Sumitomo Pharmaceuticals initiated a Phase I clinical trial of BDNF in Japan and, in August 1998, signed a license agreement with the Company for the development of BDNF in Japan. Pursuant to the license agreement, Sumitomo Pharmaceuticals made a $5.0 million milestone payment (reduced by $0.5 million of Japanese withholding tax) related to the initiation of the Phase I BDNF clinical trial in Japan, and will make additional payments upon the achievement of specified milestones. The amount received in 1998 is included in research progress payments.

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

        In May 1997, the Company entered into a ten-year multi-project collaboration agreement with The Procter & Gamble Company ("P&G") to discover, develop, and commercialize pharmaceutical products (the "P&G Agreement"), as well as a securities purchase agreement and other agreements. P&G agreed over the first five years of the various agreements to purchase up to $60.0 million in Regeneron equity. In June 1997, P&G completed the purchase of 4.35 million shares of the Company's Common Stock at $9.87 per share for a total of $42.9 million and received five year warrants to purchase an additional 1.45 million shares of the Company's stock at $9.87 per share. In addition, P&G agreed over the first five years of the various agreements to provide up to $94.7 million in support of Regeneron's research efforts related to the collaboration, of which the Company had received $24.0 million as of December 31, 1999. The P&G Agreement expanded and superceded the 1996 Agreement.

                         REGENERON PHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
              for the years ended December 31, 1999, 1998, and 1997
                  (Dollars in thousands, except per share data)


        During the second five years of the P&G Agreement, the companies will share all research costs equally. Clinical testing and commercialization expenses for jointly developed products will be shared equally throughout the ten years of the collaboration. P&G will have rights to the Company's current technology (other than certain neurotrophic factors and cytokines), which is expected to have application in cancer, cardiovascular, bone, muscle, arthritis, and other disease areas. P&G will also have rights to new technology developed by the Company as a result of the collaboration. The companies expect jointly to develop and market worldwide any products resulting from the collaboration and share equally in profits. Either company may terminate the P&G Agreement at the end of five years with at least one year prior notice or earlier in the event of default.

        In September 1997, the Company and P&G amended the P&G Agreement to include AXOKINE(R) second generation ciliary neurotrophic factor and related molecules, and agreed initially to develop AXOKINE to treat obesity associated with Type II diabetes. P&G agreed to pay the Company as much as $15.0 million in additional funding, partly subject to achieving certain milestones related to AXOKINE. Of the $15.0 million, $5.0 million was paid in 1997 and $5.0 million was paid in 1998 upon the achievement of defined milestones. Such amounts are included in research progress payments. P&G returned to the Company the product rights to AXOKINE during the third quarter of 1999, and funded activities related to AXOKINE only through the end of that quarter; no further AXOKINE funding is expected from P&G. P&G's decision to return to Regeneron the product rights to AXOKINE has no effect on the broader ten-year collaborative P&G Agreement.

        Contract research and development revenue related to the P&G Agreement, including payments related to AXOKINE, was $20.8 million, $13.5 million, and $5.2 million in 1999, 1998, and 1997, respectively. At December 31, 1998, the P&G contract research revenue receivable was $3.2 million. There was no P&G receivable balance at December 31, 1999.


Item 10.         Manufacturing Agreement

        During 1995, the Company entered into a long-term manufacturing agreement with Merck & Co., Inc., as amended, (the "Merck Agreement") to produce an intermediate (the "Intermediate") for a Merck pediatric vaccine at the Company's Rensselaer, New York facility. The Company agreed to modify portions of its facility for manufacture of the Intermediate and to assist Merck in securing regulatory approval for such manufacture in the Company's facility. Once the facility is able to produce Intermediate, the Merck Agreement calls for the Company to manufacture Intermediate for Merck for six years (the "Production Period"), with certain minimum order quantities each year. The Production Period commenced in November of 1999. The Merck Agreement is expected to extend into 2005 and may be terminated at any time by Merck upon the payment by Merck of a termination fee.

        Merck agreed to reimburse the Company for the capital costs to modify the facility ("Capital Costs") and for the cost of Company activities performed on behalf of Merck prior to the Production Period ("Internal Costs").
Merck also agreed to pay an annual facility fee (the "Facility Fee") of $1.0 million beginning March 1995, subject to annual adjustment for inflation. During the Production Period, Merck agreed to reimburse the Company for certain manufacturing costs, pay the Company a variable fee based on the quantity of Intermediate supplied to Merck, and make additional bi-annual payments ("Additional Payments"), as defined. These payments are recognized as contract manufacturing revenue as follows: (i) payments for Internal Costs are recognized as the activities are performed, (ii) the Facility Fee and Additional Payments are recognized over the period to which they relate, (iii) payments for Capital Costs have been deferred and will be recognized as Intermediate is accepted by Merck, and (iv) payments related to the manufacture of Intermediate during the Production Period will be recognized as Intermediate is accepted by Merck.

                         REGENERON PHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
              for the years ended December 31, 1999, 1998, and 1997
                  (Dollars in thousands, except per share data)



        In 1999, 1998, and 1997, contract manufacturing revenue includes $7.1 million, $8.0 million, and $3.4 million of Internal Costs, respectively, and $1.9 million, $1.1 million, and $1.1 million of Facility Fee and Additional Payments, respectively. In addition, for the year ended December 31, 1999, contract manufacturing revenue includes $0.4 million of previously deferred Capital Costs and $0.6 million of other variable fees related to the manufacture of Intermediate prior to commencement of the Production Period.


Item 11.         Incentive and Stock Purchase Plans

        a.       Long-Term Incentive Plan
        During 1990, the Company established the Regeneron Pharmaceuticals, Inc. 1990 Long-Term Incentive Plan ("Incentive Plan"). The Incentive Plan, as amended, provides for a maximum of 6,900,000 shares of Common Stock for awards. Salaried employees who are officers or who are employed in an executive, administrative, or professional capacity, and nonemployees, including consultants and members of the Board of Directors, may receive awards as determined by a committee of independent directors ("Committee"). Awards generally vest on a pro rata basis over a three or five year period and have a term of ten years. The awards under the Incentive Plan include: (a) Restricted Share Rights, (b) Incentive Stock Rights, (c) Stock Options, (d) Stock Appreciation Rights, and (e) Performance Unit Rights.

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

                         REGENERON PHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
              for the years ended December 31, 1999, 1998, and 1997
                  (Dollars in thousands, except per share data)


        Transactions involving stock option awards during 1997, 1998, and 1999 are summarized in the table below. Option exercise prices were equal to the market price of the Company's Common Stock on the date of grant. The total number of options exercisable at December 31, 1997, 1998, and 1999 was 1,496,149, 1,994,848, and 2,366,180, respectively, with weighted average exercise prices of $7.37, $7.49, and $8.00, respectively. As of December 31, 1999, shares available for future grants amounted to 223,996.



                                                                                                    Weighted-
                                                                        Number of                   Average
                                                                         Shares                  Exercise Price
                                                                         ------                  --------------
Stock options outstanding at December 31, 1996                         2,921,867                      $7.36

   1997:     Stock options granted (1)                                 1,016,310                     $10.65
             Stock options canceled (1)                                 (225,150)                    $12.80
             Stock options exercised                                     (96,591)                     $4.85
                                                                         --------
             Stock options outstanding at December 31, 1997            3,616,436                      $8.00

   1998:     Stock options granted                                     1,006,240                      $8.61
             Stock options canceled                                     (353,888)                     $9.62
             Stock options exercised                                     (95,163)                     $4.75
                                                                         --------
             Stock options outstanding at December 31, 1998            4,173,625                      $8.08

   1999:     Stock options granted                                     2,112,345                      $8.08
             Stock options canceled                                      (96,704)                    $10.14
             Stock options exercised                                    (367,470)                     $3.89
                                                                        ---------
             Stock options outstanding at December 31, 1999            5,821,796                      $8.29
                                                                       =========


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

                         REGENERON PHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
              for the years ended December 31, 1999, 1998, and 1997
                  (Dollars in thousands, except per share data)



        The following table summarizes stock option information as of December 31, 1999:


                                               Options Outstanding                               Options Exercisable
                                               -------------------                               -------------------
                                                   Weighted                                                      Weighted
                                                    Average           Weighted Average                            Average
   Range of Exercise           Number              Remaining              Exercise              Number           Exercise
        Prices               Outstanding       Contractual Life            Price             Exercisable           Price
   -----------------         -----------       ----------------       ----------------       -----------         --------
     $3.00 to  $6.00          1,345,424               4.69                $4.62               1,209,366             $4.61
     $6.13 to  $8.00          1,265,770               8.81                $7.35                  97,362             $7.08
     $8.03 to  $8.77          1,490,350               9.30                $8.70                  50,710             $8.60
     $8.78 to  $12.25         1,190,895               6.46               $10.34                 610,235            $10.70
    $12.50 to  $22.06           529,357               5.14               $14.07                 398,507            $14.29
                              ---------              -------             ------               ---------            ------
     $3.00 to $2.06           5,821,796               7.17                $8.29               2,366,180             $8.00
                              =========                                                       =========



The following table summarizes the pro forma operating results of the Company had compensation costs for the Incentive Plan been determined in accordance with the fair value based method of accounting for stock based compensation as prescribed by SFAS No. 123. Since option grants awarded during 1999, 1998, and 1997 vest over several years and additional awards are expected to be issued in the future, the pro forma results shown below are not likely to be representative of the effects on future years of the application of the fair value based method.


                                       1999            1998            1997
                                     --------        --------       --------
               Pro forma net loss    ($27,739)       ($13,114)      ($15,638)
                                     ========        ========       ========
               Pro forma net loss
                  per share, basic
                  and diluted          ($0.89)         ($0.42)         ($0.54)
                                     ========        ========       ========


        For the purpose of the above pro forma calculation, the fair value of each option granted from the Incentive Plan during 1999, 1998, and 1997 was estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average fair value of the options granted during 1999, 1998, and 1997 was $5.27, $5.84, and $7.84, respectively. The following assumptions were used in computing the fair value of option grants during 1999: expected volatility of 65%, expected lives of 3.5 years after vesting, and a zero dividend yield. The following assumptions were used in computing the fair value of option grants during 1998 and 1997: expected volatility of 85%, expected lives of 3 years after vesting, and zero dividend yield. The risk-free interest rates used were 6.02%-6.26% in 1999, 5.30%-5.44% in 1998, and 5.79%-6.47% in 1997.

        b.       Executive Stock Purchase Plan

        In 1989, the Company adopted an Executive Stock Purchase Plan (the "Plan") under which 1,027,500 shares of Class A Stock were reserved for restricted stock awards. The Plan provides for the compensation committee of the Board of Directors to award employees, directors, consultants, and other individuals ("Plan participants") who render service to the Company the right to purchase Class A Stock at a price set by the compensation committee. The Plan provides for the vesting of shares as determined by the compensation committee and, should the Company's relationship with a Plan participant terminate before all shares are vested, unvested shares will be repurchased by the Company at a price per share equal to the original amount paid by the Plan participant. During 1989 and 1990, a total of 983,254 shares were issued, all of which were vested at December 31, 1999. As of December 31, 1999, there were 44,246 shares available for future grants under the Plan.

                         REGENERON PHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
              for the years ended December 31, 1999, 1998, and 1997
                  (Dollars in thousands, except per share data)


Item 12.         Employee Savings Plan

        The Company adopted the provisions of the Regeneron Pharmaceuticals, Inc. 401(k) Savings Plan (the "Savings Plan"). The terms of the Savings Plan provide for employees who have met defined service requirements to participate in the Savings Plan by electing to contribute to the Savings Plan a percentage of their compensation to be set aside to pay their future retirement benefits, as defined. The Savings Plan, as amended and restated during 1998, provides for the Company to make discretionary contributions ("Contributions"), as defined. The Company recorded Contribution expense of $0.4 million in 1999 and $0.3 million in 1998; such amounts were accrued at December 31, 1999 and 1998, respectively. During January 2000 and January 1999, the Company contributed 54,003 and 37,653 shares, respectively, of Common Stock to the Savings Plan in satisfaction of these obligations.


Item 13.         Income Taxes

        There is no provision (benefit) for federal or state income taxes, since the Company has incurred operating losses since inception and has established a valuation allowance equal to the total deferred tax asset.

        The tax effect of temporary differences, net operating loss carry-forwards, and research and experimental tax credit carry-forwards as of December 31, 1999 and 1998 was as follows:


                                                           1999          1998
                                                         --------      --------
          Deferred tax assets
             Net operating loss carry-forward             $74,043       $64,568
             Fixed assets                                   1,240         1,251
             Deferred revenue                               4,865         4,806
             Research and experimental tax credit
               carry-forward                               10,309         7,371
             Other                                          1,586         1,671
             Valuation allowance                          (92,043)      (79,667)
                                                         --------      --------
                                                            - -           - -
                                                         ========      ========


        As of December 31, 1999, the Company had available for tax purposes unused net operating loss carry-forwards of $180.8 million which will expire in various years from 2004 to 2014. The Company's research and experimental tax credit carry-forwards expire in various years from 2004 to 2014. Future changes in the ownership of the Company could limit the future utilization of these net operating loss and tax credit carry-forwards, as defined by the Federal and state tax codes.

Item 14.         Litigation

        The Company, from time to time, has been subject to legal claims arising in connection with its business. While the ultimate results of the claims cannot be predicted with certainty, at December 31, 1999, there were no asserted claims against the Company which, in the opinion of management, if adversely decided, would have a material adverse effect on the Company's financial position, results of operations and cash flows.

                         REGENERON PHARMACEUTICALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
              for the years ended December 31, 1999, 1998, and 1997
                  (Dollars in thousands, except per share data)



Item 15.         Net Loss Per Share

        The Company's basic net loss per share amounts have been computed by dividing net loss by the weighted average number of Common and Class A shares outstanding. In 1999, 1998, and 1997, the Company reported net losses and, therefore, no common stock equivalents were included in the computation of diluted net loss per share since such inclusion would have been antidilutive. The calculations of basic and diluted loss per share are as follows:


                                      Net Loss         Shares         Per Share
                                    (Numerator)     (Denominator)      Amount
                                    -----------     -------------      ------

          1999:
            Basic and Diluted        ($23,070)         31,308        ($0.74)

          1998:
            Basic and Diluted         ($8,625)         30,992        ($0.28)

          1997:
            Basic and Diluted        ($11,579)         28,702        ($0.40)



        Options and warrants which have been excluded from the diluted per share amounts because their effect would have been antidilutive include the following:



                                                1999                           1998                                1997
                                  ------------------------------    -----------------------------    -------------------------------
                                                    Weighted                         Weighted                          Weighted
                                                    Average                          Average                           Average
                                    Number       Exercise Price      Number       Exercise Price       Number       Exercise Price
                                    ------       --------------      ------       --------------       ------       --------------
Options and warrants with
exercise prices below the
average fair market value of
the Company's common stock
for the respective year           2,540,935             $5.86        1,995,674           $4.91         3,737,724             $7.17

Options and warrants with
exercise prices above the
average fair market value of
the Company's common stock
for the respective year           4,605,098            $11.21        4,433,351          $11.67         2,136,112            $14.04
                                  ---------                          ---------                         ---------

                                  7,146,033                          6,429,025                         5,873,836
                                  =========                          =========                         =========

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



The Partners
Amgen-Regeneron Partners


We have audited the accompanying balance sheets of Amgen-Regeneron Partners, a Delaware general partnership, as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' (deficit) capital, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amgen-Regeneron Partners at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.


Los Angeles, California
February 8, 2000

                            AMGEN-REGENERON PARTNERS

                                 BALANCE SHEETS

                           December 31, 1999 and 1998

                                 (In thousands)


                                                                                        1999               1998
                                                                                      --------           ------
                                      ASSETS

Total current assets - cash and cash equivalents.................................. $        3,700      $       9,961
                                                                                   ==============      =============

                   LIABILITIES AND PARTNERS' (DEFICIT) CAPITAL

Total current liabilities - accounts payable and accrued expenses due to
     partners..................................................................... $        4,300      $       3,779
                                                                                   --------------      -------------

Partners' (deficit) capital:
     Amgen........................................................................          (300)              3,091
     Regeneron....................................................................          (300)              3,091
                                                                                   --------------      -------------
         Total partners' (deficit) capital........................................          (600)              6,182
                                                                                   --------------      -------------

              Total liabilities and partners' (deficit) capital                    $        3,700      $       9,961
                                                                                   ==============      =============



                             See accompanying notes.

                            AMGEN-REGENERON PARTNERS

                            STATEMENTS OF OPERATIONS

                  Years ended December 31, 1999, 1998 and 1997

                                 (In thousands)




                                                                         1999              1998             1997
                                                                    --------------    --------------    -------------
Revenues:
     Interest income............................................... $          366    $          316    $         310
                                                                    --------------    --------------    -------------

Total revenues.....................................................            366               316              310
                                                                    --------------    --------------    -------------

Expenses:
     Research and development performed
         by partners...............................................          8,631             5,235            7,078
     General and administrative....................................             53                49               38
                                                                    --------------    --------------    -------------

         Total expenses............................................          8,684             5,284            7,116
                                                                    --------------    --------------    -------------

Net loss........................................................... $      (8,318)    $      (4,968)    $     (6,806)
                                                                    ==============    ==============    =============




                             See accompanying notes.

                            AMGEN-REGENERON PARTNERS

              STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL

                  Years ended December 31, 1999, 1998 and 1997

                                 (In thousands)



                                                                  Amgen             Regeneron
                                                             ----------------     --------------
Balance at December 31, 1996                                 $          1,205     $        1,205

Capital contributions                                                   2,562              2,562

Net loss                                                              (3,403)            (3,403)
                                                             ----------------     --------------

Balance at December 31, 1997                                              364                364

Capital contributions                                                   5,211              5,211

Net loss                                                              (2,484)            (2,484)
                                                             ----------------     --------------

Balance at December 31, 1998                                            3,091              3,091

Capital contributions                                                     768                768

Net loss                                                              (4,159)            (4,159)
                                                             ----------------     --------------

Balance at December 31, 1999                                 $          (300)     $        (300)
                                                             ================     ==============



                             See accompanying notes.

                            AMGEN-REGENERON PARTNERS

                            STATEMENTS OF CASH FLOWS

                  Years ended December 31, 1999, 1998 and 1997

                                 (In thousands)




                                                                       1999                1998              1997
                                                                 -----------------    --------------    ---------------
Cash flows from operating activities:
     Net loss................................................... $         (8,318)    $      (4,968)    $       (6,806)
     Increase (decrease) in accounts payable and
         accrued expenses.......................................               521             1,955           (10,406)
                                                                 -----------------    --------------    ---------------
              Net cash used in operating activities.............           (7,797)           (3,013)           (17,212)

Cash flows from financing activities - capital
     contributions..............................................             1,536            10,422              5,124
                                                                 -----------------    --------------    ---------------

(Decrease) increase in cash and cash equivalents................           (6,261)             7,409           (12,088)

Cash and cash equivalents at beginning of period................             9,961             2,552             14,640
                                                                 -----------------    --------------    ---------------

Cash and cash equivalents at end of period...................... $           3,700    $        9,961    $         2,552
                                                                 =================    ==============    ===============



                            See accompanying notes.

                            AMGEN-REGENERON PARTNERS

                            AMGEN-REGENERON PARTNERS

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1999


Item 1.           Summary of significant accounting policies

         Business and organization

         Amgen-Regeneron Partners (the "Partnership"), a general partnership, was formed on June 21, 1991, under the laws of the State of Delaware between Amgen Inc. ("Amgen") and Regeneron Pharmaceuticals, Inc. ("Regeneron"). The Partnership was formed to develop and commercialize in the United States brain-derived neurotrophic factor ("BDNF") and Neurotrophin-3 ("NT-3") ("Products") for human pharmaceutical use, in conformity with a Collaboration Agreement (Note 3).

         In January 1997, Amgen and Regeneron announced that the Phase 3 clinical trial of BDNF did not demonstrate clinical efficacy in the end points measured in patients with amyotrophic lateral sclerosis ("ALS"), commonly known as Lou Gehrig's Disease. The trial was designed to evaluate the effects of subcutaneous delivery of BDNF for ALS. On behalf of the Partnership, Amgen continues to conduct clinical trials of intrathecal delivery of BDNF for ALS and Regeneron continues to conduct clinical trials of subcutaneous delivery of BDNF for ALS. In addition, Regeneron is conducting clinical trials with NT-3 for the treatment of chronic constipation on behalf of the Partnership.

         Under the Collaboration Agreement, Amgen will be primarily responsible for the manufacture and commercialization of the Products in the United States if successfully developed by the Partnership. Amgen's costs in connection with such activities will be reimbursed at agreed-to rates. Unless terminated earlier, the Partnership will continue in effect, with respect to each Product, until the later of the expiration of the last United States patent of each Product, or 15 years from the date on which each Product was approved for sale in the United States.

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


         Cash equivalents

         The Partnership considers only those investments which are highly liquid, readily convertible to cash and which mature within three months of the date of purchase as cash

                            AMGEN-REGENERON PARTNERS
equivalents. At December 31, 1999 and 1998, cash and cash equivalents consisted of a single interest bearing money market account.

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


Item 2. Capital contributions, allocation of profits and losses and cash distributions

         Capital contributions are recorded in the capital account of each partner. Capital account contributions are generally made quarterly in advance based upon capital calls made by the Committee pursuant to projected cash requirements of the Partnership. Cash distributions, if any, and profits or losses are allocated to each partner's capital account in proportion to their respective capital account contributions.


Item 3.  Collaboration Agreement

         In August 1990, Amgen and Regeneron entered into a Collaboration Agreement to develop and commercialize BDNF and NT-3, compounds for which Regeneron possesses substantial scientific, technical and proprietary information. Each party has agreed to perform research and development on the Products under product development programs approved by the Committee. Upon Amgen's notification in writing to Regeneron that the preparation of an Investigational New Drug Application for each Product was to commence, the licenses granted by the partners to the Partnership for the underlying technologies, discussed below, became effective on a product-by-product basis. Also, upon such notification, further research and development of the Products under the licenses became the obligation of the Partnership. These licenses grant the Partnership an exclusive royalty-free right to develop, make, have made, use, sell and distribute each Product for human pharmaceutical use in the United States. The Partnership has, in turn, granted to Amgen and Regeneron exclusive royalty-free sublicenses for the underlying technologies to the extent necessary to fulfill their obligations under the Collaboration Agreement. These sublicenses became effective at the same time the related licenses granted the Partnership became effective.

                            AMGEN-REGENERON PARTNERS

         Pursuant to the terms of the Collaboration Agreement, Amgen and Regeneron conduct certain research and development activities on behalf of the Partnership, including contracting with third parties to conduct clinical trials. Amgen also provides on behalf of the Partnership certain quantities of materials, primarily for clinical testing. Amgen and Regeneron are paid for such services and materials at amounts approved by the Committee. During the years ended December 31, 1999, 1998 and 1997, the Partnership incurred expenses (including accrued expenses) of $3,484,000, $2,448,000 and $5,561,000, respectively, from Amgen and $5,147,000, $2,787,000 and $1,517,000, respectively, from Regeneron for such services and materials. These amounts are included in research and development expense in the accompanying statements of operations. Included in the Regeneron amounts for the years ended December 31, 1999 and 1998, are $1,560,000 and $931,000, respectively, of clinical materials provided to the Partnership by Amgen. In addition, certain other costs associated with the development of the Products have been incurred by the partners but not charged to the Partnership or reflected in the accompanying financial statements. At December 31, 1999, accounts payable and accrued expenses due to partners was composed of $888,000 of accounts payable and $2,939,000 of accrued clinical costs due to Amgen and $236,000 of accounts payable and $237,000 of accrued clinical costs due to Regeneron. At December 31, 1998, accounts payable and accrued expenses due to partners was composed of $1,244,000 of accounts payable and $2,096,000 of accrued clinical costs due to Amgen and $130,000 of accounts payable and $309,000 of accrued clinical costs due to Regeneron.


Item 4.  Year 2000 (Unaudited)

         The Year 2000 problem (the "Year 2000 Problem") was to have resulted from computer programs and devices that did not differentiate between the year 1900 and the year 2000 because they were written using two digits rather than four to define the applicable year; accordingly, computer systems that have time-sensitive calculations potentially would not properly recognize the year 2000. Because Amgen maintains the books and records, manufactures and stores clinical supplies (and other reagents), and conducts certain clinical trials for the Partnership, the Partnership's ability to become year 2000 compliant was primarily dependent upon Amgen's ability to become compliant. However, Amgen believes that as a result of its year 2000 remediation and planning programs, the Year 2000 Problem has not, as of February 22, 2000, had a material adverse effect on the operations or financial results of Amgen. Additional disclosure about Amgen's year 2000 program may be found in Amgen's Annual Report on Form 10-K for the year ended December 31, 1999.

         The Partnership's ability to become year 2000 compliant was also dependent upon Regeneron's ability to become compliant, to the extent that Regeneron conducts certain clinical trials for the Partnership or otherwise owes certain duties to the Partnership. Regeneron has evaluated its operations to determine the impact, if any, that the Year 2000 Problem may have. As of March 1, 2000, Regeneron has not learned of, or experienced, any material year 2000 issue with respect to its computer systems and software. Regeneron has completed an analysis of its laboratory and manufacturing equipment with embedded systems. This analysis did not reveal material year 2000 problems related to such embedded systems. Prior to December 31, 1999, Regeneron also completed a survey of its vendors who support critical business processes to determine their level of readiness with respect to year 2000 issues. While many vendors

                            AMGEN-REGENERON PARTNERS
indicated that they believed they were year 2000 compliant, many others stated that they could not represent that they have achieved compliance or guarantee the efficacy of their remediation efforts. Many vendors stated that the problem is too complex for such a claim to have legitimacy; that efforts to solve the Year 2000 Problem are merely in the nature of risk mitigation; and that success in such efforts will be measured, with hindsight, by the minimization of the level of technical failures and by the prompt identification and repair of failures. As of March 1, 2000, Regeneron has not experienced year 2000 issues with its vendors who support critical business processes. The analysis of Regeneron's embedded systems and the information collected regarding vendor readiness were used to formulate a contingency plan with respect to reasonably identifiable items of equipment and materials that are critical to Regeneron's operations. The contingency plan is still in effect and would be utilized if any problems were to arise during the year 2000 and beyond. No assurance can be made that Regeneron's computer systems and software, embedded systems in non-computer equipment, and vendors will not experience any problems in the future related to year 2000 issues. The failure of certain third parties (including Amgen and utility and communications companies) to operate in a normal and customary manner and to maintain year 2000 compliance (or to assure that their vendors and suppliers are year 2000 compliant) could have a material adverse effect on the operations and financial condition of Regeneron. It is possible that Regeneron could be adversely affected by the failure of other third parties to be year 2000 compliant even though these third parties do not directly conduct business with Regeneron. It is not possible to guarantee that Regeneron's year 2000 contingency plan will succeed. Additional disclosure about Regeneron's year 2000 activities may be found in Regeneron's Annual Report on Form 10-K for the year ended December 31, 1999. If Regeneron's program to address the Year 2000 Problem does not succeed, the Year 2000 Problem could have a material adverse effect on the operation and financial position of the Partnership.

                                    SIGNATURE


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  New York, New York
        March 3, 2000
                                    REGENERON PHARMACEUTICALS, INC.


                                    By:   /s/  LEONARD S. SCHLEIFER
                                          ---------------------------
                                          Leonard S. Schleifer, M.D., Ph.D.
                                          President and Chief Executive Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant in the capacities indicated on March 25, 1999.



      Signature                                         Title
      ---------                                         -----


/s/    LEONARD S. SCHLEIFER,                            President, Chief Executive Officer, and
--------------------------------------                  Director
      Leonard S. Schleifer, M.D., Ph.D.


/s/   MURRAY A. GOLDBERG                                Vice President, Finance & Administration,
---   ------------------------------                    Chief Financial Officer, Treasurer
      Murray A. Goldberg                                and Assistant Secretary (Principal Financial Officer)


/s/   DOUGLAS S. MCCORKLE                               Controller and Assistant Treasurer
---   ------------------------------                    (Chief Accounting Officer)
      Douglas S. McCorkle


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


              *                                         Director
------------------------------------
       Alfred G. Gilman, M.D., Ph.D.


              *                                         Director
------------------------------------
       Joseph L. Goldstein, M.D.


              *                                         Director
------------------------------------
       Fred A. Middleton


              *                                         Director
------------------------------------
       Eric M. Shooter, Ph.D.


                                                        Director

------------------------------------
       George L. Sing


*By
     -------------------------------
           Murray A. Goldberg
           (Attorney-in-Fact)
