Form 10-Q
period 2000-06-30
REGENERON PHARMACEUTICALS INC
filed 2000-08-11
CIK 872589

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

         (Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2000

                                       OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from               to

                         Commission File Number 0-19034

                         REGENERON PHARMACEUTICALS, INC.
                  ---------------------------------------------
             (Exact name of registrant as specified in its charter)

                 New York                                                 13-3444607
 ------------------------------------------              -----------------------------------------
 (State or other jurisdiction of                         (I.R.S. Employer Identification No.)
  incorporation or organization)


  777 Old Saw Mill River Road
        Tarrytown, New York                                               10591-6707
----------------------------------------------           -------------------------------------------
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

                                    Yes X       No
                                       -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 3, 2000:

             Class of Common Stock                          Number of Shares
             ---------------------                          ----------------
         Class A Stock, $0.001 par value                       2,766,095
         Common Stock, $0.001 par value                       33,853,210

                         REGENERON PHARMACEUTICALS, INC.
                                Table of Contents
                                  June 30, 2000

                                                                                                   Page Numbers
                                                                                                   ------------

PART I   FINANCIAL INFORMATION

Item 1            Financial Statements
------            --------------------
                  Condensed balance sheets (unaudited) at June 30, 2000 and
                  December 31, 1999                                                                       3

                  Condensed statements of operations (unaudited) for the three
                  months and six months ended June 30, 2000 and 1999                                      4

                  Condensed statement of stockholders' equity (unaudited) for the
                  six months ended June 30, 2000                                                          5

                  Condensed statements of cash flows (unaudited) for the
                  six months ended June 30, 2000 and 1999                                                 6

                  Notes to condensed financial statements                                                 7-13

Item 2            Management's Discussion and Analysis of Financial Condition
------            ------------------------------------------------------------
                  and Results of Operations                                                               14-25
                  -------------------------

Item 3            Quantitative & Qualitative Disclosure About Market Risk                                 25
------            -------------------------------------------------------



PART II  OTHER INFORMATION

Item 4            Submission of Matters to a Vote of Security Holders                                     26
------            ---------------------------------------------------

Item 6            Exhibits and Reports on Form 8-K                                                        27
------            --------------------------------



SIGNATURE PAGE                                                                                            28


Exhibit 27        Financial data schedule
----------        -----------------------

PART I.  FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

REGENERON PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS AT JUNE 30, 2000 AND DECEMBER 31, 1999 (Unaudited) (In thousands, except share data)

                                                                                     June 30,            December 31,
                                          ASSETS                                       2000                 1999
                                                                                  ----------------     ----------------
Current assets
    Cash and cash equivalents                                                         $81,751              $23,697
    Marketable securities                                                              36,110               42,463
    Receivable due from The Procter & Gamble Company                                    7,263
    Receivable due from Amgen-Regeneron Partners                                        2,002                  473
    Receivable due from Sumitomo Pharmaceuticals Company, Ltd.                            303                  151
    Prepaid expenses and other current assets                                           2,104                1,708
    Inventory                                                                           7,931                4,552
                                                                                    ---------            ---------
       Total current assets                                                           137,464               73,044

Marketable securities                                                                  27,058               27,439
Property, plant, and equipment, at cost, net of accumulated depreciation
    and amortization                                                                   37,434               36,298
Other assets                                                                              161                  218
                                                                                    ---------            ---------
       Total assets                                                                  $202,117             $136,999
                                                                                    =========            =========

                           LIABILITIES and STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable and accrued expenses                                              $7,637               $6,551
    Deferred revenue, current portion                                                   4,252                4,686
    Due to Merck & Co., Inc.                                                               13                  334
    Due to Amgen-Regeneron Partners                                                        19                  300
    Capital lease obligations, current portion                                          1,039                1,380
    Note payable, current portion                                                          67                   68
                                                                                    ---------            ---------
       Total current liabilities                                                       13,027               13,319

Deferred revenue                                                                       10,491               11,130
Capital lease obligations                                                                 836                1,204
Note payable                                                                            1,500                1,527
Other liabilities                                                                         292                  287

Commitments and contingencies

Stockholders' equity
    Preferred stock, $.01 par value; 30,000,000 shares authorized; issued and outstanding - none
    Class A Stock, convertible, $.001 par value; 40,000,000 shares authorized;
        2,766,095 shares issued and outstanding in 2000
        3,605,133 shares issued and outstanding in 1999                                     3                    4
    Common Stock, $.001 par value; 60,000,000 shares authorized;
        32,317,425 shares issued and outstanding in 2000
        27,817,636 shares issued and outstanding in 1999                                   32                   28
    Additional paid-in capital                                                        386,925              310,296
    Accumulated deficit                                                              (210,568)            (200,303)
    Accumulated other comprehensive loss                                                 (421)                (493)
                                                                                    ---------            ---------
       Total stockholders' equity                                                     175,971              109,532
                                                                                    ---------            ---------
       Total liabilities and stockholders' equity                                    $202,117             $136,999
                                                                                    =========            =========



    The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

                                                                    Three months ended June 30,          Six months ended June 30,
                                                                     2000               1999             2000                 1999
                                                                  --------           --------           --------           --------
Revenues
       Contract research and development                            $9,138             $3,397            $18,260             $6,741
       Research progress payments                                    2,700                                 2,700
       Contract manufacturing                                        2,618              2,454              3,994              4,569
       Investment income                                             2,211              1,319              3,437              2,778
                                                                  --------           --------           --------           --------
                                                                    16,667              7,170             28,391             14,088
                                                                  --------           --------           --------           --------

Expenses
       Research and development                                     14,410             10,818             26,385             22,039
       Loss in Amgen-Regeneron Partners                              1,080                591              2,351              1,557
       General and administrative                                    1,711              1,520              3,466              3,113
       Depreciation and amortization                                 1,045                829              1,971              1,554
       Contract manufacturing                                        1,265              1,164              4,316              2,418
       Interest                                                        103                 81                167                170
                                                                  --------           --------           --------           --------
                                                                    19,614             15,003             38,656             30,851
                                                                  --------           --------           --------           --------
Net loss                                                           ($2,947)           ($7,833)          ($10,265)          ($16,763)
                                                                  ========           ========           ========           ========
Net loss per share, basic and diluted                               ($0.08)            ($0.25)            ($0.31)            ($0.54)
                                                                  ========           ========           ========           ========


    The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
For the six months ended June 30, 2000
(In thousands)



                                                                     Class A Stock                 Common Stock
                                                               -------------------------    ------------------------
                                                                Shares            Amount      Shares         Amount
                                                                ------            ------      ------         ------
Balance, December 31, 1999                                          3,605           $4        27,818           $28

Issuance of Common Stock in a public offering
     at $29.75 per share                                                                       2,600             3
Cost associated with issuance of equity securities
Issuance of Common Stock in connection with
     exercise of stock options                                                                   528
Net issuance of Common Stock to Amgen in
     connection with a cashless exercise of
     warrants                                                                                    478
Issuance of Common Stock in connection with
     Company 401(k) Savings Plan contribution                                                     54
Conversion of Class A Stock to Common Stock                          (839)          (1)          839             1
Net loss
Change in net unrealized loss on marketable
     securities

                                                               ----------  ------------    ----------   -----------
     Balance, June 30, 2000                                         2,766           $3        32,317           $32
                                                               ==========  ============    ==========   ===========


                                                                                                          Accumulated
                                                              Additional                                     Other
                                                               Paid-in            Accumulated            Comprehensive
                                                               Capital              Deficit                  Loss
                                                              -------------    ------------------    ----------------------
Balance, December 31, 1999                                        $310,296             ($200,303)                    ($493)

Issuance of Common Stock in a public offering
     at $29.75 per share                                            77,347
Cost associated with issuance of equity securities                  (4,470)
Issuance of Common Stock in connection with
     exercise of stock options                                       3,331
Net issuance of Common Stock to Amgen in
     connection with a cashless exercise of
     warrants
Issuance of Common Stock in connection with
     Company 401(k) Savings Plan contribution                          421
Conversion of Class A Stock to Common Stock
Net loss                                                                                 (10,265)
Change in net unrealized loss on marketable
     securities                                                                                                         72

                                                              -------------    ------------------    ----------------------
     Balance, June 30, 2000                                       $386,925             ($210,568)                    ($421)
                                                              =============    ==================    ======================


                                                                      Total
                                                                  Stockholders'           Comprehensive
                                                                     Equity                   Loss
                                                                  -------------           -------------
Balance, December 31, 1999                                        $109,532

Issuance of Common Stock in a public offering
     at $29.75 per share                                            77,350
Cost associated with issuance of equity securities                  (4,470)
Issuance of Common Stock in connection with
     exercise of stock options                                       3,331
Net issuance of Common Stock to Amgen in
     connection with a cashless exercise of
     warrants
Issuance of Common Stock in connection with
     Company 401(k) Savings Plan contribution                          421
Conversion of Class A Stock to Common Stock
Net loss                                                           (10,265)                ($10,265)
Change in net unrealized loss on marketable
     securities                                                         72                       72

                                                               -------------            -------------
     Balance, June 30, 2000                                       $175,971                 ($10,193)
                                                               =============            =============



The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
Increase (Decrease) in Cash and Cash Equivalents
(In thousands)


                                                                                                        Six months ended June 30,
                                                                                                         2000                1999
                                                                                                        --------           --------
Cash flows from operating activities
    Net loss                                                                                            ($10,265)          ($16,763)
                                                                                                        --------           --------
    Adjustments to reconcile net loss to net cash
      used in operating activities
        Loss in Amgen-Regeneron Partners                                                                   2,351              1,557
        Depreciation and amortization                                                                      1,971              1,554
        Stock issued in consideration for services rendered                                                                     180
        Changes in assets and liabilities
          (Increase) decrease in amounts due from The Procter & Gamble Company                            (7,263)               166
          Increase in amounts due from/decrease in amounts due to Merck & Co., Inc.                         (321)                (9)
          (Increase) decrease in amounts due from Amgen-Regeneron Partners                                (1,529)               514
          (Increase) decrease in amounts due from Sumitomo Pharmaceuticals Co., Ltd.                        (152)                73
          Increase in investment in Amgen-Regeneron Partners                                              (2,632)
          Increase in prepaid expenses and other assets                                                     (339)               (27)
          Increase in inventory                                                                           (2,598)
          Decrease in deferred revenue                                                                    (1,073)
          Increase (decrease) in accounts payable, accrued expenses,
             and other liabilities                                                                         1,914               (364)
                                                                                                        --------           --------
                  Total adjustments                                                                       (9,671)             3,644
                                                                                                        --------           --------
           Net cash used in operating activities                                                         (19,936)           (13,119)
                                                                                                        --------           --------

Cash flows from investing activities
    Purchases of marketable securities                                                                   (28,300)           (42,225)
    Sales of marketable securities                                                                        35,106             59,503
    Capital expenditures                                                                                  (4,289)            (3,728)
                                                                                                        --------           --------
           Net cash provided by investing activities                                                       2,517             13,550
                                                                                                        --------           --------

Cash flows from financing activities
    Net proceeds from the issuance of stock                                                               76,211                931
    Principal payments on note payable                                                                       (28)               (32)
    Capital lease payments                                                                                  (710)              (527)
                                                                                                        --------           --------
           Net cash provided by financing activities                                                      75,473                372
                                                                                                        --------           --------

           Net increase in cash and cash equivalents                                                      58,054                803
                                                                                                        --------           --------

Cash and cash equivalents at beginning of period                                                          23,697             19,757
                                                                                                        --------           --------

           Cash and cash equivalents at end of period                                                   $ 81,751           $ 20,560
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

2.   Statement of Cash Flows

     Supplemental disclosure of noncash investing and financing activities:

     Included in accounts payable and accrued expenses at June 30, 2000 and December 31, 1999 are $295 and $697, respectively, of accrued capital expenditures. Included in accounts payable and accrued expenses at June 30, 1999 and December 31, 1998 are $455 and $469, respectively, of accrued capital expenditures.

     Included in accounts payable and accrued expenses at December 31, 1999 and 1998 are $421 and $308, respectively, of accrued Company 401(k) Savings Plan contribution expense. During January 2000 and January 1999, the Company contributed 54,003 and 37,653 shares, respectively, of Common Stock to the 401(k) Savings Plan in satisfaction of these obligations.

3.   Inventories

     Inventories consist of raw materials and other direct and indirect costs associated with the production of brain-derived neurotrophic factor ("BDNF") for Sumitomo Pharmaceuticals Company, Ltd. under a research and development agreement and the production of an intermediate for a Merck & Co., Inc. pediatric vaccine under a long-term manufacturing agreement.

     Inventories as of June 30, 2000 and December 31, 1999 consist of the following:

                                                  June 30,         December 31,
                                                    2000              1999
                                                  ------            ------
     Raw materials                               $  964            $1,042
     Work-in-process                                780(1)            165(3)
     Finished products                            6,187(2)          3,345
                                                 ------            ------
                                                 $7,931            $4,552
                                                 ======            ======

     (1)  Net of reserves of $657.
     (2)  Net of reserves of $365.
     (3)  Net of reserves of $675.

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Dollars in thousands, except per share data)


4.   Accounts Payable and Accrued Expenses

     Accounts payable and accrued expenses as of June 30, 2000 and December 31, 1999 consist of the following:

                                                  June 30,      December 31,
                                                    2000           1999
                                                   ------         ------
     Accounts payable                              $2,300        $2,642
     Accrued payroll and related costs              1,804         1,977
     Accrued clinical trial expense                 1,964         1,005
     Accrued expenses, other                        1,335           643
     Deferred compensation                            234           284
                                                   ------        ------
                                                   $7,637        $6,551
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

     Selected operating statement data of the Partnership for the three and six months ended June 30, 2000 and 1999 is as follows:



                                   Three Months Ended June 30,                Six Months Ended June 30,
                                  ---------------------------                ---------------------------
                                    2000                1999                  2000                1999
                                  -------             -------                -------             -------
      Total revenues              $    86             $    90                $   164            $   206
      Total expenses               (2,246)             (1,272)                (4,865)            (3,320)
                                  -------             -------                -------             -------
         Net loss                 ($2,160)            ($1,182)               ($4,701)           ($3,114)
                                  =======             =======                =======             =======

6.   Comprehensive Loss

     Comprehensive loss represents the change in net assets of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss of the Company includes net loss adjusted for the change in net unrealized gain or loss on marketable securities. The net effect of income taxes on comprehensive loss is immaterial. For the six months ended June 30, 2000 and 1999, the components of comprehensive loss are:


                                                                             2000              1999
                                                                           --------          --------
     Net loss                                                              ($10,265)         ($16,763)
     Change in net unrealized gain/loss on marketable securities                 72              (487)
                                                                           --------          --------
            Total comprehensive loss                                       ($10,193)         ($17,250)
                                                                           ========          ========

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Dollars in thousands, except per share data)

7.   Equity Transactions

     On March 2, 2000, in accordance with the terms of their warrant agreement, as amended, Amgen exercised 700,000 warrants with an exercise price of $16.00 per share. As consideration for the exercise price, Amgen tendered 221,958 shares of the Company's Common Stock which had an aggregate fair market value at the time of exercise equal to the aggregate exercise price of the warrants. The shares of Common Stock delivered to the Company by Amgen were retired upon receipt.

     On April 4, 2000, the Company completed a public offering of 2.6 million shares of Common Stock at a price of $29.75 per share for net proceeds, after commissions and expenses, of $72.9 million.

8.   Per Share Data

     The Company's basic net loss per share amounts have been computed by dividing net loss by the weighted average number of Common and Class A shares outstanding. For the three and six months ended June 30, 2000 and 1999, the Company reported net losses; therefore, no common stock equivalents were included in the computation of diluted net loss per share, since such inclusion would have been antidilutive. The calculations of basic and diluted net loss per share are as follows:



                                                            Three Months Ended June 30,
     -----------------------------------------------------------------------------------------------------
                                                                       Shares, in
                                                  Net Loss              thousands               Per Share
                                                 (Numerator)          (Denominator)              Amount
                                                 -----------          -------------              ------
     2000:
           Basic and Diluted                      ($2,947)                34,971                ($0.08)

     1999:
           Basic and Diluted                      ($7,833)                31,303                ($0.25)
     -----------------------------------------------------------------------------------------------------

     Options and warrants which have been excluded from the diluted per share amounts because their effect would have been antidilutive include the following:

                                                                   Three Months Ended June 30,
     ---------------------------------------------------------------------------------------------------------------
                                                          2000                                 1999
                                            ---------------------------------- -------------------------------------
                                               Weighted                            Weighted
                                                Average          Weighted           Average            Weighted
                                                Number,          Average            Number,            Average
                                             in thousands     Exercise Price      in thousands      Exercise Price
                                             ------------     --------------      ------------      --------------
     Options and warrants with exercise
     prices below the average fair market
     value of the Company's common stock
     for the respective period                    7,227             $8.52               1,567             $4.76

     Options and warrants with exercise
     prices above the average fair market
     value of the Company's common stock
     for the respective period                      467            $36.05               5,538            $10.82
                                                  -----                                 -----
              Total                               7,694                                 7,105
                                                  =====                                 =====
     -------------------------------------- ---------------- ----------------- ------------------- -----------------

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Dollars in thousands, except per share data)


                                                                      Six Months Ended June 30,
     ---------------------------------------------------------------------------------------------------------------
                                                                             Shares, in
                                                        Net Loss              thousands              Per Share
                                                       (Numerator)          (Denominator)             Amount
                                                       -----------          -------------             ------

     2000:
           Basic and Diluted                            ($10,265)               33,449                ($0.31)

     1999:
           Basic and Diluted                            ($16,763)               31,289                ($0.54)
     -------------------------------------------- ---------------------- --------------------- ---------------------

Options and warrants which have been excluded from the diluted per share amounts because their effect would have been antidilutive include the following:

                                                                 Six Months Ended June 30,
     ---------------------------------------------------------------------------------------------------------------
                                                          2000                                 1999
                                            ---------------------------------- -------------------------------------
                                               Weighted                             Weighted
                                                Average          Weighted           Average            Weighted
                                                Number,          Average            Number,            Average
                                             in thousands     Exercise Price      in thousands      Exercise Price
                                             ------------     --------------      ------------      --------------
     Options and warrants with exercise
     prices below the average fair market
     value of the Company's common stock
     for the respective period                     7,625             $8.74           1,570             $4.81

     Options and warrants with exercise
     prices above the average fair market
     value of the Company's common stock
     for the respective period                       285            $36.05           5,479            $10.85
                                                   -----                             -----
              Total                                7,910                             7,049
                                                   =====                             =====
     -------------------------------------- ---------------- ----------------- ------------------- -----------------

9.   Long-Term Incentive Plan

     In April 2000, the Company adopted the Regeneron Pharmaceuticals, Inc. 2000 Long-Term Incentive Plan ("2000 Incentive Plan"). The 2000 Incentive Plan provides for the issuance of up to 6,000,000 shares of Common Stock in respect of awards. Employees of the Company, including officers, and nonemployees, including consultants and nonemployee members of the Board of Directors, (collectively, "Participants") may receive awards as determined by a committee of independent directors ("Committee"). The awards that may be made under the Incentive Plan include: (a) Incentive Stock Options ("ISOs") and Nonqualified Stock Options, (b) shares of Restricted Stock,(c) shares of Phantom Stock, (d) Stock Bonuses, and (e) Other Awards.

     Stock Options are awards in which Participants receive the right to purchase shares of Common Stock at prices determined by the Committee; however, in the case of an ISO, the option exercise price will not be less than the fair market value of a share of Common Stock on the date the Option is granted. Options vest over a period of time determined by the Committee, generally on a pro rata basis over a three or five year period. The Committee also determines the expiration date of each Option; however, no ISO is exercisable more than ten years after the date of grant.

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Dollars in thousands, except per share data)


     Shares of Restricted Stock may be awarded to Participants at a price determined by the Committee. Such shares are nontransferable for a period determined by the Committee ("vesting period"). The holder of the Restricted Shares has the right to vote and receive dividends during the vesting period. Should employment terminate, as defined by the 2000 Incentive Plan, the ownership of the shares will be transferred to the Company, except under defined circumstances with Committee approval, in consideration of amounts paid by the Participant to acquire such shares. In addition, if the Company requires a return of the Restricted Shares, it also has the right to require a return of all dividends paid on such shares.

     Shares of Phantom Stock provide the Participant the right to receive, within 30 days of the date on which the share vests, an amount, in cash and/or shares of the Company's Common Stock as determined by the Committee, equal to the sum of the fair market value of a share of Common Stock on the date such share of Phantom Stock vests and the aggregate amount of cash dividends paid with respect to a share of Common Stock during the period from the grant date of the share of Phantom Stock to the date on which the share vests.

     Stock Bonuses are bonuses payable in shares of Common Stock which are granted at the discretion of the Committee.

     Other Awards are other forms of awards which are valued based on the Company's Common Stock. Subject to the provisions of the 2000 Incentive Plan, the terms and provisions of such Other Awards are determined solely on the authority of the Committee.

     The 2000 Incentive Plan allows the Committee to provide for immediate vesting of awards upon a change in control of the Company, as defined.

     The Company may incur charges to operations in connection with these awards.

10.  Segment Reporting

     For the period ended June 30, 2000, the Company's operations were principally managed in two business segments: research and development, and contract manufacturing.

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

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Dollars in thousands, except per share data)


     Prior to 2000, the Company's operations were all conducted under the research and development business segment. The table below presents information about reported segments for the three and six months ended June 30, 2000:

                                                       Three Months Ended June 30, 2000
                                                       --------------------------------
                                   Research &               Contract            Reconciling
                                   Development            Manufacturing             Items                Total
                                   -----------            -------------             -----                -----
  Revenues                           $11,838                  $2,618               $2,211(1)           $16,667
  Loss in Amgen-
    Regeneron Partners                 1,080                       -                    -                1,080
  Depreciation and
    amortization                       1,045                       - (2)                -                1,045
  Interest expense                        78                      25                    -                  103
  Net (loss) income                   (6,486)                  1,328                2,211               (2,947)

                                                         Six Months Ended June 30, 2000
                                                         ------------------------------
                                   Research &               Contract            Reconciling
                                   Development            Manufacturing             Items                Total
                                   -----------            -------------             -----                -----
  Revenues                           $20,960                  $3,994               $3,437(1)           $28,391
  Loss in Amgen-
    Regeneron Partners                 2,351                       -                    -                2,351
  Depreciation and
    amortization                       1,971                       - (2)                -                1,971
  Interest expense                       111                      56                    -                  167
  Net (loss) income                  (13,324)                   (378)               3,437              (10,265)

  Total assets                        17,690                  37,243              147,184(3)           202,117

     (1) Represents investment income.
     (2) Depreciation and amortization related to contract manufacturing is capitalized into inventory.
     (3) Includes cash and cash equivalents, marketable securities, prepaid expenses and other current assets, and other assets.

11.  Impact of the Adoption of Recently Issued Accounting Standards

     In December 1999, the staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, Revenue Recognition, ("SAB 101"). SAB 101 requires companies who receive license and milestone payments, whether refundable or non-refundable, to recognize them ratably over the period that the related services are rendered.

     In the period of adoption, companies will be required to report the cumulative effect of this change in accounting principle as a separate component in net income (or loss). Regeneron is required to adopt SAB 101 during the quarter ended December 31, 2000, and is currently evaluating how to apply SAB 101 and the impact that it will have on the Company's financial statements. Although the effects of SAB 101 cannot be fully determined at this time, the Company estimates that, if SAB 101 had been adopted as of June 30, 2000, the cumulative charge to earnings, and corresponding increase in deferred revenue which will be recognized in future periods, would have been less than $7 million.

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Dollars in thousands, except per share data)


12.  Subsequent Events

     On August 3, 2000, the Company sold 573,630 shares of Common Stock to The Procter & Gamble Company ("P&G") at a price of $29.75 per share for total proceeds of $17.1 million in cash. The $29.75 price is the same price per share as in Regeneron's public offering of 2.6 million shares of Common Stock in April 2000. The sale of stock was made pursuant to a 1997 agreement between Regeneron and P&G. In addition, in accordance with the terms of their warrant agreement, as amended, P&G exercised 1,450,000 warrants with an exercise price of $9.87 per share. As consideration for the exercise price, P&G tendered 511,125 shares of the Company's Common Stock which had an aggregate value at the time of exercise, based upon the average market price of the Company's Common Stock over approximately the prior 30 trading days, equal to the aggregate exercise price of the warrants. The shares of Common Stock delivered to the Company by P&G were retired upon receipt.

     On August 3, 2000, the Company and P&G agreed through a binding memorandum of understanding to enter into a new collaboration agreement, replacing their 1997 agreement. The new agreement will extend P&G's obligation to fund Regeneron research through December 2005, with no further research obligations by either party thereafter, and focus their collaborative research on therapeutic areas that are of particular interest to P&G, including muscle atrophy and muscle diseases, fibrotic diseases, and certain G-protein coupled receptors. Under the new agreement, P&G's research funding from July 2000 through December 2005 is expected to total approximately $64 million (before adjustments for future inflation). Any drugs that result from the collaboration will continue to be jointly developed and marketed worldwide, with the companies equally sharing development costs and profits. P&G and the Company have agreed to divide rights to the programs that are no longer part of their collaboration.

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

     o Cytokine Traps: Protein-based antagonists for cytokines such as interleukin-1 (called IL-1), interleukin-4 (IL-4), interleukin-6 (IL-6), and a single antagonist that blocks both IL-4 and interleukin-13 (IL-13). These cytokines are thought to play a major role in diseases such as rheumatoid arthritis and other inflammatory diseases, asthma, allergic disorders, and cancer. Cytokine Traps are potential treatments for these diseases, and at least one Cytokine Trap is expected to enter clinical trials by 2001.

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

         Discussion of Second Quarter 2000 Activities. In the second quarter of 2000, Regeneron continued its Phase II dose-ranging trial to study the safety and efficacy of AXOKINE in obese patients. AXOKINE is being developed for the treatment of obesity and complications of obesity such as Type II diabetes. The double-blind, placebo-controlled multicenter clinical trial, which is now fully enrolled, is being conducted in approximately 175 severely obese patients who will be treated for 90 days at doses up to 2 micrograms per kilogram per day administered subcutaneously. The Phase II study follows a two-week Phase I study, completed in late 1999, in which mildly to moderately obese subjects treated with AXOKINE lost weight and had reduced food intake compared to those on placebo. In the Phase I study, some patients who received higher doses of AXOKINE and who had previously contracted herpes simplex virus (HSV) experienced "cold sores" related to reactivation of their HSV infection. Increased cold sores caused by HSV were also reported in previous clinical studies of ciliary neurotrophic factor (also called CNTF), AXOKINE's parent molecule. In addition, some patients in the study experienced a reversible and generally asymptomatic increase in pulse rate in a dose-related fashion. The Phase II study of AXOKINE is being conducted at doses that were associated with weight loss, generally well tolerated, and not associated with herpes cold sores in the Phase I study; there are no restrictions as to a subject's prior history of herpes cold sores. The Phase II study is designed to confirm the weight loss observed in the Phase I study in a trial of longer duration and to determine the lowest effective well-tolerated dose. The Company also plans to collect additional data in the study about the relationship of AXOKINE and reactivation of HSV, about the effect of AXOKINE on pulse rate, and about the possible development of neutralizing antibodies when AXOKINE is administered for a longer time.

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

         During the second quarter of 2000, Regeneron and The Procter & Gamble Company continued to collaborate in research and development in the fields of angiogenesis, cancer, bone growth and related areas, muscle injury and atrophy, and small molecule (orally active) drugs. On August 3, 2000, Procter & Gamble made two research progress payments to Regeneron totaling $3.5 million related to preclinical development of the VEGF Trap, an antagonist to Vascular Endothelial Growth Factor, that is being developed as a potential treatment for cancer. In addition, on August 3, 2000, Procter & Gamble and Regeneron agreed through a binding memorandum of understanding to enter into a new collaboration agreement, replacing their 1997 agreement. The new agreement will extend Procter & Gamble's obligation to fund Regeneron research through December 2005, with no further research obligations by either party thereafter, and focus their collaborative research on therapeutic areas that are of particular interest to Procter & Gamble, including muscle atrophy and muscle diseases, fibrotic diseases, and certain G-protein coupled receptors. Under the new agreement, Procter & Gamble's research funding from July 2000 through December 2005 is expected to total approximately $64 million (before adjustments for future inflation). Any drugs that result from the collaboration will continue to be jointly developed and marketed worldwide, with the companies equally sharing development costs and profits.

         Procter & Gamble and Regeneron have agreed to divide rights to the programs that are no longer part of their collaboration. Procter & Gamble has obtained rights to certain specified research programs. Regeneron has rights to all other research programs, including exclusive rights to the VEGF Trap, the Angiopoietins, and the RORs. Regeneron expects to begin clinical trials of the VEGF Trap as a potential treatment for cancer in 2001. Regeneron is conducting research on the Angiopoietins, and engineered forms of these growth factors, for promoting the growth of blood vessels (to provide blood flow in diseased hearts and other tissues that have lost their original blood supplies), for the blocking of blood vessel growth (for the treatment of cancers), for fixing leaky blood vessels (that cause swelling and edema in diseases such as stroke, diabetic retinopathy, and inflammatory diseases), and for promoting the growth and mobilization of certain hemopoietic cells (such as stem cells and platelets). The Company is conducting research on the RORs, a growth factor receptor system discovered by Regeneron scientists that is selectively expressed by cartilage cells, for potential use in cartilage diseases such as osteoarthritis.

         Regeneron continues to develop, independent of any corporate collaboration, its proprietary Cytokine Traps for the potential treatment of rheumatoid arthritis and other inflammatory diseases, asthma, and allergic disorders.

         During the second quarter of 2000, Amgen-Regeneron Partners, the partnership equally owned by Regeneron and Amgen Inc., continued to develop BDNF and NT-3. BDNF is currently being developed by Amgen-Regeneron Partners for potential use in treating ALS through two routes of administration: intrathecal (infusion into the spinal fluid through an implanted pump, supplied by Medtronic, Inc.) and subcutaneous (injection under the skin). In the fourth quarter of 1998, Amgen, on behalf of the partnership began an intrathecal study in more than 200 patients with ALS. Subcutaneous studies conducted by Regeneron on behalf of the partnership began in the first quarter of 1998. The subcutaneous studies are based on an analysis of the Amgen-Regeneron Partners Phase III trial of BDNF for ALS that was completed in 1996. That trial failed to achieve its predetermined end points, but subsequent analyses indicated that a retrospectively-defined subset of ALS patients in the trial may have received a survival benefit from BDNF treatment. A multi-center study of more than 300 ALS patients who will receive BDNF subcutaneously began in August 1999 and is fully enrolled.

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

         From inception on January 8, 1988 through June 30, 2000, Regeneron had a cumulative loss of $210.6 million. In the absence of revenues from commercial product sales or other sources (the amount, timing, nature, or source of which cannot be predicted), Regeneron's losses will continue as it conducts its research and development activities. The Company's activities may expand over time and may require additional resources, and the Company's operating losses may be substantial over at least the next several years. Regeneron's losses may fluctuate from quarter to quarter and will depend, among other factors, on the timing of certain expenses and on the progress of its research and development efforts.

Results of Operations

         Three months ended June 30, 2000 and 1999. The Company's total revenue increased to $16.7 million for the second quarter of 2000 from $7.2 million for the same period in 1999. Contract research and development revenue increased to $9.1 million for the second quarter of 2000 from $3.4 million for the same period in 1999, as revenue from Procter & Gamble increased to $7.5 million for the second quarter of 2000 from $2.9 million for the same period in 1999. Effective in the third quarter of 1999, research support under the Company's collaboration agreement with Procter & Gamble increased from $1.1 million per quarter to $7.0 million per quarter. However, Procter & Gamble payments related to AXOKINE research stopped in the third quarter of 1999 after Procter & Gamble returned the product rights to AXOKINE to the Company. Revenue from Amgen-Regeneron Partners increased to $1.4 million in the second quarter of 2000 from $0.4 million for the same period in 1999 due to increased clinical trial activity on BDNF and NT-3. In the second quarter of 2000, research progress payments consist of a payment of $3.0 million from Sumitomo Pharmaceuticals related to the development of BDNF in Japan (reduced by $0.3 million of Japanese withholding tax). Contract manufacturing revenue, related primarily to a long-term agreement with Merck & Co., Inc. to manufacture a vaccine intermediate, was $2.6 million in the second quarter of 2000 and $2.5 million for the same period in 1999. In the second quarter of 1999, Merck revenue was primarily compensation for services rendered related to preparing for commercial production, which began in the fourth quarter of 1999. In the second quarter of 2000, Merck revenue was primarily payments related to commercial production. Investment income increased to $2.2 million in the second quarter of 2000 from $1.3 million for the same period in 1999 due to interest earned on the proceeds of the Company's public offering, which was completed on April 4, 2000.

         The Company's total operating expenses increased to $19.6 million in the second quarter of 2000 from $15.0 million for the same period in 1999. Research and development expenses increased to $14.4 million in the second quarter of 2000 from $10.8 million for the same period in 1999, primarily as a result of higher staffing and increased activity in the Company's preclinical and clinical research programs. The loss in Amgen-Regeneron Partners increased to $1.1 million in the second quarter of 2000 from $0.6 million for the same period in 1999 due to the partnership's increased clinical trial activity on BDNF and NT-3. Research and development expenses (including loss in Amgen-Regeneron Partners) were approximately 79% of total operating expenses in the second quarter of 2000, compared to 76% for the same period in 1999.

         General and administrative expenses increased to $1.7 million in the second quarter of 2000 from $1.5 million for the same period of 1999, due primarily to higher administrative staffing and related occupancy costs. Depreciation and amortization expense increased to $1.0 million in the second quarter of 2000 from $0.8 million in the second quarter of 1999, resulting from improvements made to the Company's leased facilities in Tarrytown, New York, as well as purchases of new research equipment. Contract manufacturing expenses, related primarily to the long-term Merck agreement to manufacture a vaccine intermediate at the Company's Rensselaer, New York facility, were $1.3 million in the second quarter of 2000 and $1.2 million for the same period in 1999. In the second quarter of 1999, Merck expenses related to preparing for commercial production of the vaccine intermediate, which began in the fourth quarter of 1999. In the second quarter of 2000, Merck expenses related primarily to the cost of vaccine intermediate produced and shipped. Interest expense was $0.1 million for the second quarter of both 2000 and 1999.

         The Company's net loss for the second quarter of 2000 was $2.9 million, or $0.08 per share (basic and diluted), compared to a net loss of $7.8 million, or $0.25 per share (basic and diluted), for the same period in 1999.

         Six months ended June 30, 2000 and 1999. The Company's total revenue increased to $28.4 million for the six months ended June 30, 2000 from $14.1 million for the same period in 1999. Contract research and development revenue increased to $18.3 million for the six months ended June 30, 2000 from $6.7 million for the same period in 1999, as revenue from Procter & Gamble increased to $14.6 million for the first half of 2000 from $5.8 million for the same period in 1999. Effective in the third quarter of 1999, research support under the Company's collaboration agreement with Procter & Gamble increased from $1.1 million per quarter to $7.0 million per quarter. However, Procter & Gamble payments related to AXOKINE research stopped in the third quarter of 1999 after Procter & Gamble returned the product rights to AXOKINE to the Company. Revenue from Amgen-Regeneron Partners increased to $3.3 million for the six months ended June 30, 2000 from $0.8 million for the same period in 1999 due to increased clinical trial activity on BDNF and NT-3. In the first half of 2000, research progress payments consist of a payment of $3.0 million from Sumitomo Pharmaceuticals related to the development of BDNF in Japan (reduced by $0.3 million of Japanese withholding tax). Contract manufacturing revenue, related primarily to the Merck Agreement, decreased to $4.0 million for the six months ended June 30, 2000, compared to $4.6 million for the same period in 1999. In the first half of 1999, Merck revenue was primarily compensation for services rendered related to preparing for commercial production, which began in the fourth quarter of 1999. In the first half of 2000, Merck revenue was primarily payments related to commercial production. Investment income for the six months ended June 30, 2000 increased to $3.4 million from $2.8 million for the same period in 1999 due to interest earned on the proceeds of the Company's public offering, which was completed on April 4, 2000.

         The Company's total operating expenses increased to $38.7 million for the six months ended June 30, 2000 from $30.9 million for the same period in 1999. Research and development expenses increased to $26.4 million in the first six months of 2000 from $22.0 million for the same period in 1999, primarily as a result of higher staffing and increased activity in the Company's preclinical and clinical research programs. The loss in Amgen-Regeneron Partners increased to $2.4 million in the first half of 2000 from $1.6 million for the same period in 1999 due to the partnership's increased clinical trial activity on BDNF and NT-3. Research and development expenses (including loss in Amgen-Regeneron Partners) were approximately 74% of total operating expenses in the first six months of 2000, compared to 76% for the same period in 1999.

         General and administrative expenses increased to $3.5 million for the six months ended June 30, 2000 from $3.1 million for the same period in 1999 due primarily to higher administrative staffing and related occupancy costs. Depreciation and amortization expense increased to $2.0 million for the six months ended June 30, 2000 from $1.6 million for the same period in 1999 as a result of improvements made to the Company's leased facilities in Tarrytown as well as purchases of new research equipment. Contract manufacturing expenses increased to $4.3 million in the first half of 2000 from $2.4 million in the same period of 1999, due primarily to first quarter costs associated with initiating commercial production at the Company's Rensselaer facility of both vaccine intermediate for Merck and BDNF for Sumitomo Pharmaceuticals for clinical use. Interest expense was $0.2 million for both the first six months of 2000 and 1999.

         The Company's net loss for the six months ended June 30, 2000 was $10.3 million, or $0.31 per share (basic and diluted), compared to a net loss of $16.8 million, or $0.54 per share (basic and diluted), for the same period in 1999.

Liquidity and Capital Resources

         Since its inception in 1988, the Company has financed its operations primarily through private placements and public offerings of its equity securities, revenue earned under the agreements between the Company and Amgen, Sumitomo Chemical Company, Ltd., Sumitomo Pharmaceuticals, Merck, and Procter & Gamble, and investment income.

         In May 1997, Regeneron and Procter & Gamble entered into the P&G Agreement. Procter & Gamble agreed over the first five years of the P&G Agreement to purchase up to $60.0 million in Regeneron equity (of which $42.9 million was purchased in June 1997 and $17.1 million was purchased in August
2000) and provide funding in support of Regeneron's research efforts related to the collaboration (of which $31.0 million had been received through June 30, 2000). In August 2000, Procter & Gamble made two research progress payments to Regeneron totaling $3.5 million related to preclinical development of the VEGF Trap. In addition, in August 2000, Procter & Gamble and Regeneron agreed through a binding memorandum of understanding to enter into a new collaboration agreement, replacing their 1997 agreement. The new agreement will extend Procter & Gamble's obligation to fund Regeneron research through December 2005, with no further research obligations by either party thereafter, and focus their collaborative research on therapeutic areas that are of particular interest to Procter & Gamble, including muscle atrophy and muscle diseases, fibrotic diseases, and certain G-protein coupled receptors. Any drugs that result from the collaboration will continue to be jointly developed and marketed worldwide, with the companies equally sharing development costs and profits. Under the original P&G Agreement, research support from Procter & Gamble would have been $6.8 million per quarter (before adjustments for future inflation) from July 2000 through June 2002. Under the new agreement, beginning in the first quarter of 2001, research support from Procter & Gamble will be $2.5 million per quarter (before adjustments for future inflation) through December 2005 and total funding from July 2000 through December 2005 will be approximately $64 million.

         In connection with Regeneron's agreement to collaborate with Sumitomo Pharmaceuticals in the research and development of BDNF in Japan, Sumitomo Pharmaceuticals paid the Company $25.0 million through December 1997. The Company also received research progress payments from Sumitomo Pharmaceuticals of $5.0 million (reduced by $0.5 million of Japanese withholding tax) in August 1998 and $3.0 million (reduced by $0.3 million of Japanese withholding tax) in April 2000. In addition, Sumitomo Pharmaceuticals has paid the Company $27.6 million through June 30, 2000 in connection with supplying BDNF for preclinical and clinical use. Regeneron did not supply any BDNF to Sumitomo Pharmaceuticals in 1999. During the fourth quarter of 1999, Regeneron commenced production of BDNF and began capitalizing manufacturing costs into inventory. The Company expects to resume supplying BDNF to Sumitomo Pharmaceuticals for clinical use in 2000.

         The Company's activities relating to BDNF and NT-3, as agreed upon by Amgen and Regeneron, are being compensated by Amgen-Regeneron Partners for services rendered, and the Company recognizes such amounts as revenue. The funding of Amgen-Regeneron Partners is through capital contributions from Amgen and Regeneron, who must make equal payments in order to maintain equal ownership and equal sharing of any profits or losses from the partnership. The Company has made capital contributions totaling $53.7 million to Amgen-Regeneron Partners from the partnership's inception in June 1993 through June 30, 2000. These contributions could increase or decrease, depending upon (among other things) the nature and cost of BDNF and NT-3 studies that Amgen-Regeneron Partners may conduct and the outcomes of those studies.

         From its inception in January 1988 through June 30, 2000, the Company invested approximately $70.5 million in property, plant, and equipment. This includes $18.0 million to acquire and renovate the Rensselaer facility and an additional $14.1 million to complete construction at the facility pursuant to the Merck manufacturing agreement. In connection with the purchase and initial renovation of the Rensselaer facility, the Company obtained financing of $2.0 million from the New York State Urban Development Corporation, of which $1.6 million is outstanding. Under the terms of this UDC financing, the Company is not permitted to declare or pay dividends on its equity securities.

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

         As of June 30, 2000, the Company had no established banking arrangements through which it could obtain short-term financing or a line of credit. Additional funds may be raised through, among other things, the issuance of additional securities, other financing arrangements, and future collaboration agreements. No assurance can be given that additional financing will be available or, if available, that it will be available on acceptable terms. On April 4, 2000, Regeneron completed a public offering of 2.6 million shares of Common Stock at a price of $29.75 per share for proceeds to the Company, after commissions and expenses, of $72.9 million.

         At June 30, 2000, the Company had $144.9 million in cash, cash equivalents, and marketable securities. On August 3, 2000, Regeneron sold 573,630 shares of Common Stock to Procter & Gamble at a price of $29.75 per share for total proceeds to the Company of $17.1 million. The sale of stock was made pursuant to the 1997 P&G Agreement. The Company expects to incur substantial funding requirements for, among other things, research and development activities (including preclinical and clinical testing), validation of manufacturing facilities, and the acquisition of equipment. The Company expects to incur ongoing funding requirements for capital contributions to Amgen-Regeneron Partners to support the continued development and clinical trials of BDNF and NT-3. Through 2000, the Company expects further increases in the level of quarterly research and development expenses as the Company continues to add staff and increases its clinical activity. The amount needed to fund operations will also depend on other factors, including the status of competitive products, the success of the Company's research and development programs, the status of patents and other intellectual property rights developments, and the continuation, extent, and success of any collaborative research programs (including those with Amgen and Procter & Gamble). The Company believes that under its current strategy its existing capital resources will enable it to meet operating needs for at least two years. No assurance can be given that there will be no change in projected revenues or expenses that would lead to the Company's capital being consumed significantly before such time.

Impact of the Adoption of Recently Issued Accounting Standards

         In December 1999, the staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, Revenue Recognition, ("SAB 101"). SAB 101 requires companies who receive license and milestone payments, whether refundable or non-refundable, to recognize them ratably over the period that the related services are rendered.

         In the period of adoption, companies will be required to report the cumulative effect of this change in accounting principle as a separate component in net income (or loss). Regeneron is required to adopt SAB 101 during the quarter ended December 31, 2000, and is currently evaluating how to apply SAB 101 and the impact that it will have on the Company's financial statements. Although the effects of SAB 101 cannot be fully determined at this time, the Company estimates that, if SAB 101 had been adopted as of June 30, 2000, the cumulative charge to earnings, and corresponding increase in deferred revenue which will be recognized in future periods, would have been less than $7 million.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

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

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         On June 9, 2000, the Company conducted its Annual Meeting of Shareholders pursuant to due notice. A quorum being present either in person or by proxy, the shareholders voted on the following matters:

         1. To elect three Directors to hold office for a three-year term as Class III directors, and until their successors are duly elected and qualified.

         2. To approve the Regeneron Pharmaceuticals, Inc. 2000 Long-Term Incentive Plan.

         3. To approve the selection of PricewaterhouseCoopers LLP as independent accountants for the Company's fiscal year ending December 31, 2000.

         No other matters were voted on. The number of votes cast was:

                                                                      Withheld
                                                        For           Authority
                                                     ----------       ---------
         1.  Election of Class III Directors
                  Charles A. Baker                   51,392,589       1,692,449
                  Michael S. Brown, M.D.             51,392,589       1,692,449
                  George L. Sing                     51,392,589       1,692,449


         The terms of office of Leonard S. Schleifer, M.D., Ph.D., Eric M. Shooter, Ph.D., Fred A. Middleton, Alfred G. Gilman, M.D., Ph.D., Joseph L. Goldstein, M.D., and P. Roy Vagelos, M.D. continued after the meeting.

                                               For         Against       Abstain
                                               ---         -------       -------
         2.  Approval of 2000 Long-Term
                 Incentive Plan            39,188,122     6,291,924       41,734

                                               For         Against       Abstain
                                               ---         -------       -------
         3.  Approval of accountants       52,029,438        15,058        8,310

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         27       Financial Data Schedule

(b)      Reports

                  On April 4, 2000, the Company filed a report on Form 8-K covering the filing of the underwriting agreement related to the sale by the Company of 2.6 million shares of Common Stock with total proceeds to the registrant after commissions but before expenses of $73.5 million.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Regeneron Pharmaceuticals, Inc.





Date:  August 11, 2000                 By: /s/ Murray A. Goldberg
                                          --------------------------------------
                                       Murray A. Goldberg
                                       Vice President, Finance & Administration,
                                       Chief Financial Officer, Treasurer and
                                       Assistant Secretary