Form 10-Q
period 2000-09-30
REGENERON PHARMACEUTICALS INC
filed 2000-11-14
CIK 872589

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

         (Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended        September 30, 2000
                                        -------------------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from               to
                                        -------------    --------------

         Commission File Number     0-19034
                                 ------------------------

                         REGENERON PHARMACEUTICALS, INC.
                  ---------------------------------------------
             (Exact name of registrant as specified in its charter)

                New York                                    13-3444607
----------------------------------          ------------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)

     777 Old Saw Mill River Road
        Tarrytown, New York                                     10591-6707
----------------------------------------------          ------------------------
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

                                    Yes X   No
                                       ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 31, 2000:

              Class of Common Stock                   Number of Shares
              ---------------------                   ----------------
       Class A Stock, $0.001 par value                     2,759,095
       Common Stock, $0.001 par value                     34,000,189

                         REGENERON PHARMACEUTICALS, INC.
                                Table of Contents
                               September 30, 2000

                                                                                Page Numbers
                                                                                ------------
PART I    FINANCIAL INFORMATION

Item 1    Financial Statements

          Condensed balance sheets (unaudited) at September 30, 2000 and
          December 31, 1999                                                       3

          Condensed statements of operations (unaudited) for the three
          months and nine months ended September 30, 2000 and 1999                4

          Condensed statement of stockholders' equity (unaudited) for the
          nine months ended September 30, 2000                                    5

          Condensed statements of cash flows (unaudited) for the
          nine months ended September 30, 2000 and 1999                           6

          Notes to condensed financial statements                                 7-14

Item 2    Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                              15-29

Item 3    Quantitative & Qualitative Disclosure About Market Risk                29



PART II   OTHER INFORMATION

Item 6    Exhibits and Reports on Form 8-K                                       30



SIGNATURE PAGE                                                                   31


Exhibit 27 Financial data schedule

PART I.  FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

REGENERON PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS AT SEPTEMBER 30, 2000 AND DECEMBER 31, 1999 (Unaudited) (In thousands, except share data)

                                                                                         September 30,         December 31,
                                                                                             2000                  1999
                                                                                        ---------------        -------------
                                   ASSETS
Current assets
    Cash and cash equivalents                                                                  $49,642              $23,697
    Marketable securities                                                                       67,386               42,463
    Receivable due from The Procter & Gamble Company                                             6,907
    Receivable due from Merck & Co., Inc.                                                          360
    Receivable due from Amgen-Regeneron Partners                                                 2,126                  473
    Receivable due from Sumitomo Pharmaceuticals Company, Ltd.                                     458                  151
    Prepaid expenses and other current assets                                                    1,942                1,708
    Inventory                                                                                    8,181                4,552
                                                                                        ---------------        -------------
       Total current assets                                                                    137,002               73,044

Marketable securities                                                                           41,471               27,439
Property, plant, and equipment, at cost, net of accumulated
    depreciation and amortization                                                               37,659               36,298
Other assets                                                                                       187                  218
                                                                                        ---------------        -------------
       Total assets                                                                           $216,319             $136,999
                                                                                        ===============        =============

                         LIABILITIES and STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable and accrued expenses                                                       $8,021               $6,551
    Deferred revenue, current portion                                                            3,782                4,686
    Due to Merck & Co., Inc.                                                                                            334
    Due to Amgen-Regeneron Partners                                                                113                  300
    Capital lease obligations, current portion                                                     759                1,380
    Note payable, current portion                                                                   67                   68
                                                                                        ---------------        -------------
       Total current liabilities                                                                12,742               13,319

Deferred revenue                                                                                10,135               11,130
Capital lease obligations                                                                          694                1,204
Note payable                                                                                     1,483                1,527
Other liabilities                                                                                  293                  287

Commitments and contingencies

Stockholders' equity
    Preferred stock, $.01 par value; 30,000,000 shares authorized; issued and outstanding - none
    Class A Stock, convertible, $.001 par value; 40,000,000 shares authorized;
        2,759,095 shares issued and outstanding in 2000
        3,605,133 shares issued and outstanding in 1999                                              3                    4
    Common Stock, $.001 par value; 60,000,000 shares authorized;
        33,995,109 shares issued and outstanding in 2000
        27,817,636 shares issued and outstanding in 1999                                            34                   28
    Additional paid-in capital                                                                 404,916              310,296
    Accumulated deficit                                                                       (213,779)            (200,303)
    Accumulated other comprehensive loss                                                          (202)                (493)
                                                                                        ---------------        -------------
       Total stockholders' equity                                                              190,972              109,532
                                                                                        ---------------        -------------
       Total liabilities and stockholders' equity                                             $216,319             $136,999
                                                                                        ===============        =============


    The accompanying notes are an integral part of the financial statements.

===============================================================================

REGENERON PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

                                                  Three months ended September 30,             Nine months ended September 30,
                                                     2000                  1999                  2000                 1999
                                               -----------------     -----------------      ---------------     ------------------
Revenues
      Contract research and development                  $8,783                $8,570              $27,043                $15,311
      Research progress payments                          3,500                                      6,200
      Contract manufacturing                              2,623                 2,730                6,617                  7,299
      Investment income                                   2,530                 1,236                5,967                  4,014
                                               -----------------     -----------------      ---------------     ------------------
                                                         17,436                12,536               45,827                 26,624
                                               -----------------     -----------------      ---------------     ------------------

Expenses
      Research and development                           14,085                12,924               40,470                 34,963
      Loss in Amgen-Regeneron Partners                    1,099                   952                3,450                  2,509
      General and administrative                          1,737                 1,578                5,203                  4,691
      Depreciation and amortization                       1,154                   898                3,125                  2,452
      Contract manufacturing                              2,512                 1,034                6,828                  3,452
      Interest                                               60                    75                  227                    245
                                               -----------------     -----------------      ---------------     ------------------
                                                         20,647                17,461               59,303                 48,312
                                               -----------------     -----------------      ---------------     ------------------

Net loss                                                ($3,211)              ($4,925)            ($13,476)              ($21,688)
                                               =================     =================      ===============     ==================

Net loss per share, basic and diluted                    ($0.09)               ($0.16)              ($0.39)                ($0.69)
                                               =================     =================      ===============     ==================













    The accompanying notes are an integral part of the financial statements.

===============================================================================

REGENERON PHARMACEUTICALS, INC.
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
For the nine months ended September 30, 2000 (In thousands)


                                                           Class A Stock              Common Stock            Additional
                                                     ------------------------    ------------------------       Paid-in
                                                       Shares       Amount         Shares       Amount          Capital
                                                     ------------  ----------    -----------  -----------   -------------
Balance, December 31, 1999                                 3,605          $4         27,818          $28      $310,296

Issuance of Common Stock in a public offering
      at $29.75 per share                                                             2,600            3        77,347
Cost associated with issuance of equity securities                                                              (4,496)
Issuance of Common Stock in connection with
      exercise of stock options                                                         686            1         4,283
Net issuance of Common Stock to Amgen Inc.
      in connection with a cashless exercise of
      warrants                                                                          478
Issuance of Common Stock to The Procter &
      Gamble Company                                                                    574                     17,066
Net issuance of Common Stock to The Procter
      & Gamble Company in connection with a
      cashless exercise of warrants                                                     939            1            (1)
Issuance of Common Stock in connection with
      Company 401(k) Savings Plan contribution                                           54                        421
Conversion of Class A Stock to Common Stock                 (846)         (1)           846            1
Net loss
Change in net unrealized loss on marketable
      securities

                                                     -----------------------------------------------------------------------
      Balance, September 30, 2000                          2,759          $3         33,995          $34      $404,916
                                                     =======================================================================

                                                                           Accumulated
                                                                              Other               Total
                                                       Accumulated        Comprehensive       Stockholders'   Comprehensive
                                                         Deficit              Loss                Equity          Loss
                                                     ----------------    ---------------    ----------------  --------------
Balance, December 31, 1999                                 ($200,303)          ($493)            $109,532

Issuance of Common Stock in a public offering
      at $29.75 per share                                                                          77,350
Cost associated with issuance of equity securities                                                 (4,496)
Issuance of Common Stock in connection with
      exercise of stock options                                                                     4,284
Net issuance of Common Stock to Amgen Inc.
      in connection with a cashless exercise of
      warrants
Issuance of Common Stock to The Procter &
      Gamble Company                                                                               17,066
Net issuance of Common Stock to The Procter
      & Gamble Company in connection with a
      cashless exercise of warrants
Issuance of Common Stock in connection with
      Company 401(k) Savings Plan contribution                                                        421
Conversion of Class A Stock to Common Stock
Net loss                                                     (13,476)                             (13,476)        ($13,476)
Change in net unrealized loss on marketable
      securities                                                                 291                  291              291

                                                     -----------------------------------------------------------------------
      Balance, September 30, 2000                          ($213,779)          ($202)            $190,972         ($13,185)
                                                     =======================================================================








    The accompanying notes are an integral part of the financial statements.

================================================================================

REGENERON PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
Increase (Decrease) in Cash and Cash Equivalents
(In thousands)

                                                                                               Nine months ended September 30,
                                                                                                 2000                   1999
                                                                                           ------------------     -----------------
Cash flows from operating activities
   Net loss                                                                                         ($13,476)             ($21,688)
                                                                                           ------------------     -----------------
   Adjustments to reconcile net loss to net cash
     used in operating activities
      Loss in Amgen-Regeneron Partners                                                                 3,450                 2,509
      Depreciation and amortization                                                                    3,125                 2,452
      Stock issued in consideration for services rendered                                                                       270
      Changes in assets and liabilities
       Increase in amounts due from The Procter & Gamble Company                                      (6,907)               (4,637)
       (Increase) decrease in amounts due from Merck & Co., Inc.                                        (694)                  915
       (Increase) decrease in amounts due from Amgen-Regeneron Partners                               (1,653)                  709
       (Increase) decrease in amounts due from Sumitomo Pharmaceuticals Co., Ltd.                       (307)                   67
       Increase in investment in Amgen-Regeneron Partners                                             (3,637)                 (768)
       Increase in prepaid expenses and other assets                                                  (1,254)                 (300)
       Increase in inventory                                                                          (2,494)
       Decrease in deferred revenue                                                                   (1,899)                   (1)
       Increase (decrease) in accounts payable, accrued expenses,
         and other liabilities                                                                         1,606                  (322)
                                                                                           ------------------     -----------------
                Total adjustments                                                                    (10,664)                  894
                                                                                           ------------------     -----------------
         Net cash used in operating activities                                                       (24,140)              (20,794)
                                                                                           ------------------     -----------------
Cash flows from investing activities
   Purchases of marketable securities                                                                (75,517)              (45,134)
   Sales of marketable securities                                                                     37,904                74,437
   Capital expenditures                                                                               (5,330)               (4,883)
                                                                                           ------------------     -----------------
         Net cash (used in) provided by investing activities                                         (42,943)               24,420
                                                                                           ------------------     -----------------
Cash flows from financing activities
   Net proceeds from the issuance of stock                                                            94,204                   972
   Principal payments on note payable                                                                    (45)                  (48)
   Capital lease payments                                                                             (1,131)                 (782)
                                                                                           ------------------     -----------------
         Net cash provided by financing activities                                                    93,028                   142
                                                                                           ------------------     -----------------
         Net increase in cash and cash equivalents                                                    25,945                 3,768
                                                                                           ------------------     -----------------
Cash and cash equivalents at beginning of period                                                      23,697                19,757
                                                                                           ------------------     -----------------
         Cash and cash equivalents at end of period                                                  $49,642               $23,525
                                                                                           ==================     =================






    The accompanying notes are an integral part of the financial statements.

===============================================================================

      REGENERON PHARMACEUTICALS, INC.
      Notes to Condensed Financial Statements
      (Dollars in thousands, except per share data)


1.    Interim Financial Statements

      The interim Condensed Financial Statements of Regeneron Pharmaceuticals, Inc. ("Regeneron" or the "Company") have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures necessary for a presentation of the Company's financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for such periods. The results of operations for any interim periods are not necessarily indicative of the results for the full year. The December 31, 1999 Condensed Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended
      December 31, 1999.

2.    Statement of Cash Flows

      Supplemental disclosure of noncash investing and financing activities:

      Included in accounts payable and accrued expenses at September 30, 2000 and December 31, 1999 are $988 and $697, respectively, of accrued capital expenditures. Included in accounts payable and accrued expenses at September 30, 1999 and December 31, 1998 are $95 and $469, respectively, of accrued capital expenditures.

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

      Inventories as of September 30, 2000 and December 31, 1999 consist of the following:

      REGENERON PHARMACEUTICALS, INC.
      Notes to Condensed Financial Statements
      (Dollars in thousands, except per share data)


                                              September 30,      December 31,
                                                  2000              1999
                                                  ----              ----
      Raw materials                               $1,009            $1,042
      Work-in-process                                497(1)            165(3)
      Finished products                            6,675(2)          3,345
                                                  ------            ------
                                                  $8,181            $4,552
                                                  ======            ======
     (1) Net of reserves of $207.
     (2) Net of reserves of $365.
     (3) Net of reserves of $675.

4.    Accounts Payable and Accrued Expenses

      Accounts payable and accrued expenses as of September 30, 2000 and December 31, 1999 consist of the following:

                                              September 30,      December 31,
                                                   2000              1999
                                                   ----              ----
      Accounts payable                            $2,164            $2,642
      Accrued payroll and related costs            2,481             1,977
      Accrued clinical trial expense               1,737             1,005
      Accrued expenses, other                      1,423               643
      Deferred compensation                          216               284
                                                  ------            ------
                                                  $8,021            $6,551
                                                  =======           ======
5.    Amgen-Regeneron Partners Research Collaboration Agreement

      In August 1990, the Company entered into a collaboration with Amgen Inc. ("Amgen") to develop and commercialize BDNF and neurotrophin-3 ("NT-3"). Pursuant to that agreement, the Company and Amgen formed a partnership, Amgen-Regeneron Partners (the "Partnership"). The Company accounts for its investment in the Partnership in accordance with the equity method of accounting.

      Selected operating statement data of the Partnership for the three and nine months ended September 30, 2000 and 1999 is as follows:

                             Three Months Ended                   Nine Months Ended
                                September 30,                        September 30,
                             ------------------------          -------------------------
                             2000            1999                2000             1999
                             ----            ----                ----             ----
      Total revenues         $   96           $   89            $  260          $  295
      Total expenses         (2,295)          (1,992)           (7,160)         (5,312)
                             -------          -------           -------         -------
         Net loss           ($2,199)         ($1,903)           ($6,900)        ($5,017)
                            ========         ========           ========        ========

      REGENERON PHARMACEUTICALS, INC.
      Notes to Condensed Financial Statements
      (Dollars in thousands, except per share data)


6.    Comprehensive Loss

      Comprehensive loss represents the change in net assets of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss of the Company includes net loss adjusted for the change in net unrealized gain or loss on marketable securities. The net effect of income taxes on comprehensive loss is immaterial. For the nine months ended September 30, 2000 and 1999, the components of comprehensive loss are:

                                                                             2000             1999
                                                                             ----             ----
      Net loss                                                              ($13,476)       ($21,688)
      Change in net unrealized gain/loss on marketable securities                291            (562)
                                                                            --------         -------
              Total comprehensive  loss                                     ($13,185)       ($22,250)
                                                                            =========       =========

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

      On August 3, 2000, the Company sold 573,630 shares of Common Stock to The Procter & Gamble Company ("P&G") at a price of $29.75 per share for total proceeds of $17.1 million in cash. The $29.75 price was the same price per share as in Regeneron's public offering of 2.6 million shares of Common Stock in April 2000. The sale of stock was made pursuant to a 1997 securities purchase agreement between Regeneron and P&G. In addition, in accordance with the terms of a 1997 warrant agreement between Regeneron and P&G, as amended, P&G exercised 1,450,000 warrants with an exercise price of $9.87 per share. As consideration for the exercise price, P&G tendered 511,125 shares of the Company's Common Stock which had an aggregate value at the time of exercise, based upon the average market price of the Company's Common Stock over approximately the prior 30 trading days, equal to the aggregate exercise price of the warrants. The net result of this transaction was that P&G acquired an additional 938,875 shares of Common Stock. The 511,125 shares of Common Stock delivered to the Company by P&G were retired upon receipt.

      REGENERON PHARMACEUTICALS, INC.
      Notes to Condensed Financial Statements
      (Dollars in thousands, except per share data)


8.    Collaboration Agreement with The Procter and Gamble Company

      On August 3, 2000, the Company and P&G agreed through a binding memorandum of understanding to enter into a new collaboration agreement, replacing the companies' 1997 collaboration agreement. The new agreement will extend P&G's obligation to fund Regeneron's research under the new collaboration agreement through December 2005, with no further research obligations by either party thereafter, and focus the companies' collaborative research on therapeutic areas that are of particular interest to P&G, including muscle atrophy and muscle diseases, fibrotic diseases, and certain G-protein coupled receptors. Under the new agreement, P&G's research funding from July 2000 through December 2005 is expected to total approximately $64 million (before adjustments for future inflation). Any drugs that result from the collaboration will be jointly developed and marketed worldwide, with the companies equally sharing development costs and profits. P&G and the Company have divided rights to programs from the 1997 collaboration agreement that are no longer part of the companies' collaboration.

9.    Per Share Data

      The Company's basic net loss per share amounts have been computed by dividing net loss by the weighted average number of Common and Class A shares outstanding. For the three and nine months ended September 30, 2000 and 1999, the Company reported net losses; therefore, no common stock equivalents were included in the computation of diluted net loss per share, since such inclusion would have been antidilutive. The calculations of basic and diluted net loss per share are as follows:

                                                                              Three Months Ended September 30,
      -----------------------------------------------------------------------------------------------------------------------------
                                                                                        Shares, in
                                                              Net Loss                  thousands                Per Share
                                                             (Numerator)              (Denominator)                Amount
                                                             -----------              -------------                ------
      2000:
              Basic and Diluted                               ($3,211)                   36,134                    ($0.09)

      1999:
              Basic and Diluted                               ($4,925)                   31,314                    ($0.16)
      -----------------------------------------------------------------------------------------------------------------------------

                                                                               Nine Months Ended September 30,
      -----------------------------------------------------------------------------------------------------------------------------
                                                                                        Shares, in
                                                              Net Loss                  thousands                Per Share
                                                             (Numerator)              (Denominator)                Amount
                                                             -----------              -------------                ------
      2000:
              Basic and Diluted                               ($13,476)                  34,344                    ($0.39)

      1999:
              Basic and Diluted                               ($21,688)                  31,297                    ($0.69)
      -----------------------------------------------------------------------------------------------------------------------------

      REGENERON PHARMACEUTICALS, INC.
      Notes to Condensed Financial Statements
      (Dollars in thousands, except per share data)


      Options and warrants which have been excluded from the diluted per share amounts because their effect would have been antidilutive include the following:

      ----------------------------------------------------------------------------------------------------------------------
                                          Three months ended September 30,             Nine months ended September 30,
                                             2000                  1999                   2000                 1999
                                             ----                  ----                   ----                 ----
      Weighted Average
      Number, in thousands                   6,480                  7,166                 7,057                7,089

      Weighted Average
      Exercise Price                        $12.31                  $9.46                $11.65                $9.48
      ----------------------------------------------------------------------------------------------------------------------

10.   Long-Term Incentive Plan

      In April 2000, the Company adopted the Regeneron Pharmaceuticals, Inc. 2000 Long-Term Incentive Plan ("2000 Incentive Plan"). The 2000 Incentive Plan provides for the issuance of up to 6,000,000 shares of Common Stock in respect of awards. Employees of the Company, including officers, and nonemployees, including consultants and nonemployee members of the Board of Directors, (collectively, "Participants") may receive awards as determined by a committee of independent directors ("Committee"). The awards that may be made under the 2000 Incentive Plan include: (a) Incentive Stock Options ("ISOs") and Nonqualified Stock Options, (b) shares of Restricted Stock, (c) shares of Phantom Stock, (d) Stock Bonuses, and (e) Other Awards.

      Stock Options are awards in which Participants receive the right to purchase shares of Common Stock at prices determined by the Committee; however, in the case of an ISO, the option exercise price will not be less than the fair market value of a share of Common Stock on the date the Option is granted. Options vest over a period of time determined by the Committee, generally on a pro rata basis over a three to five year period. The Committee also determines the expiration date of each Option; however, no ISO is exercisable more than ten years after the date of grant.

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

11.   Segment Reporting

      Beginning in 2000, the Company's operations are principally managed in two business segments: research and development, and contract manufacturing.

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

      Prior to 2000, the Company's operations were all conducted under the research and development business segment. The table below presents information about reported segments for the three and nine months ended September 30, 2000:

                                                                  Three Months Ended September 30, 2000
                                                                  -------------------------------------
                                         Research &                 Contract                   Reconciling
                                        Development               Manufacturing                   Items                    Total
                                        -----------               -------------                   -----                    -----
      Revenues                              $12,283                      $2,623                  $2,530 (1)               $17,436
      Loss in Amgen-
        Regeneron Partners                    1,099                           -                         -                   1,099
      Depreciation and
        amortization                          1,154                           - (2)                     -                   1,154
      Interest expense                           42                          18                                                60
      Net (loss) income                     (5,834)                          93                     2,530                 (3,211)

      REGENERON PHARMACEUTICALS, INC.
      Notes to Condensed Financial Statements
      (Dollars in thousands, except per share data)


                                                                  Nine Months Ended September 30, 2000
                                                                  ------------------------------------
                                         Research &                 Contract                   Reconciling
                                        Development               Manufacturing                   Items                    Total
                                        -----------               -------------                   -----                    -----
      Revenues                             $33,243                      $6,617                    $5,967 (1)             $45,827
      Loss in Amgen-
        Regeneron Partners                   3,450                           -                         -                   3,450
      Depreciation and
        amortization                         3,125                           - (2)                     -                   3,125
      Interest expense                         153                          74                         -                     227
      Net (loss) income                    (19,158)                       (285)                     5,967                (13,476)

      Total assets                         $17,677                     $38,014                   $160,628 (3)           $216,319

      (1)   Represents investment income.
      (2) Depreciation and amortization related to contract manufacturing is capitalized into inventory.
      (3) Includes cash and cash equivalents, marketable securities, prepaid expenses and other current assets, and other assets.

12.   Impact of the Adoption of Recently Issued Accounting Standards

      In December 1999, the staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, Revenue Recognition, ("SAB 101"). SAB 101 requires companies who receive license and milestone payments, whether refundable or non-refundable, to recognize them ratably over the period that the related services are rendered.

      In the period of adoption, companies will be required to report the cumulative effect of this change in accounting principle as a separate component in net income (or loss). Regeneron is required to adopt SAB 101 during the quarter ended December 31, 2000, and is currently evaluating how to apply SAB 101 and the impact that it will have on the Company's financial statements. Although the effects of SAB 101 cannot be fully determined at this time, the Company estimates that, if SAB 101 had been adopted as of September 30, 2000, the cumulative charge to earnings, and corresponding increase in deferred revenue which will be recognized in future periods, would have been less than $6 million.

      In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation ("FIN 44"). FIN 44 interprets the provisions of APB Opinion No. 25 that provide guidance on how companies should account for stock compensation granted to employees and is effective for periods beginning on and after July 1, 2000. Management does not believe that the adoption of FIN 44 will have a material effect on the Company's financial position and results of operations.

13.   Subsequent Event

      On October 31, 2000, Amgen and Regeneron entered into an agreement whereby Regeneron acquired Amgen's patents and patent applications relating to ciliary neurotrophic factor ("CNTF") and related molecules for $1.0 million. Regeneron then granted back to Amgen exclusive, royalty free rights under these patents and patent applications solely for human ophthalmic uses. In addition, Regeneron entered into a covenant not to sue Amgen under Regeneron's patents and patent applications relating to CNTF and related molecules solely for human ophthalmic uses.

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

         Our ability to discover and develop product candidates for such a wide variety of serious medical conditions results from the leveraging of several powerful technology platforms, many of which were developed or enhanced by us. In contrast to basic genomics approaches, which attempt to identify every gene in a cell or genome, we use Targeted GenomicsTM and FunctionomicsTM (functional cloning) technology platforms that are designed to discover specific genes of therapeutic interest for a particular disease or cell type. Using these approaches, we have discovered many new families of growth factors and receptors, many of which are already protected by issued patents, and which have led to several product candidates. If the natural protein itself is not a product candidate, we utilize our Designer Protein TherapeuticsTM platform to genetically engineer product candidates with the desired properties. This technology platform has already produced more than 10 patented proteins, several of which are in preclinical development.

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

     o Neurotrophin-3, or NT-3: Acts on the neurons of the intestinal tract, and is in clinical trials for the treatment of constipating disorders associated with spinal cord injury and other neurologic diseases.

         Discussion of Third Quarter 2000 Activities. In the third quarter of 2000, Regeneron continued its Phase II dose-ranging trial to study the safety and efficacy of AXOKINE in obese patients. AXOKINE is being developed for the treatment of obesity and complications of obesity such as Type II diabetes. The double-blind, placebo-controlled multicenter clinical trial enrolled over 175 severely obese patients. Patients in the trial are being treated for 90 days at doses up to 2 micrograms per kilogram per day administered subcutaneously. The trial is expected to be completed by the end of 2000. The Phase II study follows a two-week Phase I study, completed in late 1999, in which mildly to moderately obese subjects treated with AXOKINE lost weight and had reduced food intake compared to those on placebo. In the Phase I study, some patients who received higher doses of AXOKINE and who had previously contracted herpes simplex virus
(HSV) experienced "cold sores" related to reactivation of their HSV infection. Increased cold sores caused by HSV were also reported in previous clinical studies of ciliary neurotrophic factor (also called CNTF), AXOKINE's parent molecule. In addition, some patients in the study experienced a reversible and generally asymptomatic increase in pulse rate in a dose-related fashion. The Phase II study of AXOKINE is being conducted at doses that were associated with weight loss, generally well tolerated, and not associated with herpes cold sores in the Phase I study; there are no restrictions as to a subject's prior history of herpes cold sores. The Phase II study is designed to confirm the weight loss observed in the Phase I study in a trial of longer duration and to determine the lowest effective well-tolerated dose. The Company also plans to collect additional data in the study about the relationship of AXOKINE and reactivation of HSV, about the effect of AXOKINE on pulse rate, and about the possible development of neutralizing antibodies when AXOKINE is administered for a prolonged period of time.

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

         During the third quarter of 2000, Regeneron and The Procter & Gamble Company continued to collaborate in research and development under a long-term collaboration agreement. On August 3, 2000, Procter & Gamble made two non-recurring research progress payments to Regeneron totaling $3.5 million. In addition, on August 3, 2000, Procter & Gamble and Regeneron agreed through a binding memorandum of understanding to enter into a new collaboration agreement, replacing the companies' 1997 collaboration agreement. The new agreement will extend Procter & Gamble's obligation to fund Regeneron's research under the new collaboration agreement through December 2005, with no further research obligations by either party thereafter, and focus the companies' collaborative research on therapeutic areas that are of particular interest to Procter & Gamble, including muscle atrophy and muscle diseases, fibrotic diseases, and certain G-protein coupled receptors. Under the new agreement, Procter & Gamble's research funding from July 2000 through December 2005 is expected to total approximately $64 million (before adjustments for future inflation). Any drugs that result from the collaboration will continue to be jointly developed and marketed worldwide, with the companies equally sharing development costs and profits.

         Procter & Gamble and Regeneron have divided rights to the programs that are no longer part of the companies' collaboration. Procter & Gamble has obtained rights to certain specified research programs. Regeneron has rights to all other research programs, including exclusive rights to the VEGF Trap, the Angiopoietins, and the RORs. Regeneron expects to begin clinical trials of the VEGF Trap as a potential treatment for cancer in 2001. Regeneron is conducting research on the Angiopoietins, and engineered forms of these growth factors, for promoting the growth of blood vessels (to provide blood flow in diseased hearts and other tissues that have lost their original blood supplies), for the blocking of blood vessel growth (for the treatment of cancers), for fixing leaky blood vessels (that cause swelling and edema in diseases such as stroke, diabetic retinopathy, and inflammatory diseases), and for promoting the growth and mobilization of certain hemopoietic cells (such as stem cells and platelets). The Company is conducting research on the RORs, a growth factor receptor system discovered by Regeneron scientists that is selectively expressed by cartilage cells, for potential use in cartilage diseases such as osteoarthritis.

         Regeneron continues to develop, independent of any corporate collaboration, its proprietary Cytokine Traps for the potential treatment of rheumatoid arthritis and other inflammatory diseases, asthma, and allergic disorders. The Company expects to initiate a Phase I clinical study of IL-1 for the treatment of rheumatoid arthritis by the end of 2000 or early 2001.

         During the third quarter of 2000, Amgen-Regeneron Partners, the partnership equally owned by Regeneron and Amgen Inc., continued to develop BDNF and NT-3. BDNF is currently being developed by Amgen-Regeneron Partners for potential use in treating ALS through two routes of administration: intrathecal (infusion into the spinal fluid through an implanted pump, supplied by Medtronic, Inc.) and subcutaneous (injection under the skin). In the fourth quarter of 1998, Amgen, on behalf of the partnership began an intrathecal study in more than 200 patients with ALS. Subcutaneous studies conducted by Regeneron on behalf of the partnership began in the first quarter of 1998. The subcutaneous studies are based on an analysis of the Amgen-Regeneron Partners Phase III trial of BDNF for ALS that was completed in 1996. That trial failed to achieve its predetermined end points, but subsequent analyses indicated that a retrospectively-defined subset of ALS patients in the trial may have received a survival benefit from BDNF treatment. A multi-center study of more than 300 ALS patients who will receive BDNF subcutaneously began in August 1999 and is fully enrolled.

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

         Amgen-Regeneron Partners' clinical development of NT-3 is currently focused on constipating conditions. In 1998, Regeneron, on behalf of Amgen-Regeneron Partners, completed a small clinical study that included healthy volunteers and patients suffering from severe idiopathic constipation, and began additional small studies that are continuing in 2000 in patients who suffer from constipation associated with conditions such as spinal cord injury and the use of narcotic analgesics. In 2000, Regeneron initiated double-blind, placebo-controlled Phase II studies of NT-3 in patients with functional constipation and spinal cord injury patients with bowel dysfunction.

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

         From inception on January 8, 1988 through September 30, 2000, Regeneron had a cumulative loss of $213.8 million. In the absence of revenues from commercial product sales or other sources (the amount, timing, nature, or source of which cannot be predicted), Regeneron's losses will continue as it conducts its research and development activities. The Company's activities may expand over time and may require additional resources, and the Company's operating losses may be substantial over at least the next several years. Regeneron's losses may fluctuate from quarter to quarter and will depend, among other factors, on the timing of certain expenses and on the progress of its research and development efforts.

Results of Operations

         Three months ended September 30, 2000 and 1999. The Company's total revenue increased to $17.4 million for the third quarter of 2000 from $12.5 million for the same period in 1999. The increase in the third quarter was due primarily to the receipt of two non-recurring research progress payments totaling $3.5 million from Procter & Gamble related to its long-term collaboration agreement with the Company. Contract research and development revenue increased to $8.8 million for the third quarter of 2000 from $8.6 million for the same period in 1999, as revenue from Amgen-Regeneron Partners increased to $1.7 million in the third quarter of 2000 from $0.8 million for the same period in 1999 due to increased clinical trial activity on BDNF and NT-3. This increase was partly offset by lower revenue from Procter & Gamble primarily because payments related to AXOKINE research stopped in the third quarter of 1999 when Procter & Gamble returned the product rights to AXOKINE to the Company. Contract manufacturing revenue, related primarily to a long-term agreement with Merck & Co.,

Inc. (Merck) to manufacture a vaccine intermediate, was $2.6 million in the third quarter of 2000 and $2.7 million for the same period in 1999. In the third quarter of 1999, Merck revenue was primarily compensation for services rendered related to preparing for commercial production, which began in the fourth quarter of 1999. In the third quarter of 2000, Merck revenue primarily consisted of payments related to commercial production. Investment income increased to $2.5 million in the third quarter of 2000 from $1.2 million for the same period in 1999 due to interest earned on the proceeds of the Company's public offering, which was completed on April 4, 2000, and the Company's sale of Common Stock to Procter & Gamble, which was completed on August 3, 2000.

         The Company's total operating expenses increased to $20.6 million in the third quarter of 2000 from $17.5 million for the same period in 1999. Research and development expenses increased to $14.1 million in the third quarter of 2000 from $12.9 million for the same period in 1999, primarily as a result of higher staffing and increased activity in the Company's preclinical and clinical research programs. The loss in Amgen-Regeneron Partners increased to $1.1 million in the third quarter of 2000 from $1.0 million for the same period in 1999 due to the partnership's increased clinical trial activity on BDNF and NT-3. Research and development expenses (including loss in Amgen-Regeneron Partners) were approximately 74% of total operating expenses in the third quarter of 2000, compared to 79% for the same period in 1999.

         General and administrative expenses increased to $1.7 million in the third quarter of 2000 from $1.6 million for the same period of 1999, due primarily to higher administrative staffing and related occupancy costs. Depreciation and amortization expense increased to $1.2 million in the third quarter of 2000 from $0.9 million in the third quarter of 1999, as a result of improvements to, and purchases of equipment for, the Company's facilities in Tarrytown, New York, and Rensselaer, New York. Contract manufacturing expenses, related primarily to the long-term Merck agreement to manufacture a vaccine intermediate at the Company's Rensselaer facility, increased to $2.5 million in the third quarter of 2000 from $1.0 million for the same period in 1999. In the third quarter of 1999, Merck expenses related to preparing for commercial production of the vaccine intermediate, which began in the fourth quarter of 1999. In the third quarter of 2000, Merck expenses related primarily to the costs associated with the manufacture of vaccine intermediate produced and shipped. Interest expense was $0.1 million for the third quarter of both 2000 and 1999.

         The Company's net loss for the third quarter of 2000 was $3.2 million, or $0.09 per share (basic and diluted), compared to a net loss of $4.9 million, or $0.16 per share (basic and diluted), for the same period in 1999.

         Nine months ended September 30, 2000 and 1999. The Company's total revenue increased to $45.8 million for the nine months ended September 30, 2000 from $26.6 million for the same period in 1999. Contract research and development revenue increased to $27.0 million for the nine months ended September 30, 2000 from $15.3 million for the same period in 1999. Contract research and development revenue from Procter & Gamble increased to $21.5 million for the first nine months of 2000 from $13.5 million for the same period in 1999 as increased revenue under the companies' collaboration agreement more than offset the termination of Procter & Gamble payments related to AXOKINE research in the third quarter of 1999 after Procter & Gamble returned the product rights to AXOKINE to the Company. Revenue from Amgen-Regeneron Partners increased to $5.0 million for the nine months ended September 30, 2000 from $1.6 million for the same period in 1999 due to increased clinical trial activity on BDNF and NT-3. In the first nine months of 2000, research progress payments consisted of two non-recurring payments totaling $3.5 million from Procter & Gamble related to its long-term collaboration agreement with the Company and a payment of $3.0 million (reduced by $0.3 million of Japanese withholding tax) from Sumitomo Pharmaceuticals related to the development of BDNF in Japan. Contract manufacturing revenue, related primarily to the Merck agreement, decreased to $6.6 million for the nine months ended September 30, 2000, compared to $7.3 million for the same period in 1999. In the first nine months of 1999, Merck revenue primarily was compensation for services rendered related to preparing for commercial production of the vaccine intermediate, which began in the fourth quarter of 1999. In the first nine months of 2000, Merck revenue primarily consisted of payments related to commercial production of the vaccine intermediate. Investment income for the nine months ended September 30, 2000 increased to $6.0 million from $4.0 million for the same period in 1999 due to interest earned on the proceeds of the Company's public offering, which was completed on April 4, 2000, and the Company's sale of Common Stock to Procter & Gamble, which was completed on August 3, 2000.

         The Company's total operating expenses increased to $59.3 million for the nine months ended September 30, 2000 from $48.3 million for the same period in 1999. Research and development expenses increased to $40.5 million in the first nine months of 2000 from $35.0 million for the same period in 1999, primarily as a result of higher staffing and increased activity in the Company's preclinical and clinical research programs. The loss in Amgen-Regeneron Partners increased to $3.5 million in the first nine months of 2000 from $2.5 million for the same period in 1999 due to the partnership's increased clinical trial activity on BDNF and NT-3. Research and development expenses (including loss in Amgen-Regeneron Partners) were approximately 74% of total operating expenses in the first nine months of 2000, compared to 78% for the same period in 1999.

         General and administrative expenses increased to $5.2 million for the nine months ended September 30, 2000 from $4.7 million for the same period in 1999 due primarily to higher administrative staffing and related occupancy costs. Depreciation and amortization expense increased to $3.1 million for the nine months ended September 30, 2000 from $2.5 million for the same period in 1999 primarily as a result of improvements made to the Company's leased facilities in Tarrytown as well as purchases of new research equipment. Contract manufacturing expenses increased to $6.8 million for the first nine months of 2000 from $3.5 million in the same period of 1999, due primarily to costs associated with initiating commercial production at the Company's Rensselaer facility of both a vaccine intermediate for Merck and clinical supplies of BDNF for Sumitomo Pharmaceuticals. Interest expense was $0.2 million for both the first nine months of 2000 and 1999.

              The Company's net loss for the nine months ended September 30, 2000 was $13.5 million, or $0.39 per share (basic and diluted), compared to a net loss of $21.7 million, or $0.69 per share (basic and diluted), for the same period in 1999.

Liquidity and Capital Resources

         Since its inception in 1988, the Company has financed its operations primarily through private placements and public offerings of its equity securities, revenue earned under the agreements between the Company and Amgen, Sumitomo Chemical Company, Ltd., Sumitomo Pharmaceuticals, Merck, and Procter & Gamble, and investment income.

         In May 1997, Regeneron and Procter & Gamble entered into a long-term collaboration agreement. Procter & Gamble agreed over the first five years of the collaboration to purchase up to $60.0 million in Regeneron equity (of which $42.9 million was purchased in June 1997 and $17.1 million was purchased in August 2000) and provide funding in support of Regeneron's research efforts related to the collaboration (of which $38.0 million had been received through September 30, 2000). In August 2000, Procter & Gamble made two non-recurring research progress payments to Regeneron totaling $3.5 million. In addition, in August 2000, Procter & Gamble and Regeneron agreed through a binding memorandum of understanding to enter into a new collaboration agreement, replacing the companies' 1997 agreement. The new agreement will extend Procter & Gamble's obligation to fund Regeneron's research under the new collaboration agreement through December 2005, with no further research obligations by either party thereafter, and focus the companies' collaborative research on therapeutic areas that are of particular interest to Procter & Gamble, including muscle atrophy and muscle diseases, fibrotic diseases, and certain G-protein coupled receptors. Any drugs that result from the collaboration will continue to be jointly developed and marketed worldwide, with the companies equally sharing development costs and profits. Under the original P&G Agreement, research support from Procter & Gamble would have been $6.8 million per quarter (before adjustments for future inflation) for the period July 2000 through June 2002. Under the new agreement, beginning in the first quarter of 2001, research support from Procter & Gamble will be $2.5 million per quarter (before adjustments for future inflation) through December 2005, and total funding from July 2000 through December 2005 will be approximately $64 million.

         In connection with Regeneron's agreement to collaborate with Sumitomo Pharmaceuticals in the research and development of BDNF in Japan, Sumitomo Pharmaceuticals paid the Company $25.0 million through December 1997. The Company also received research progress payments from Sumitomo Pharmaceuticals of $5.0 million (reduced by $0.5 million of Japanese withholding tax) in August 1998 and $3.0 million (reduced by $0.3 million of Japanese withholding tax) in April 2000. In addition, Sumitomo Pharmaceuticals has paid the Company $27.7 million through September 30, 2000 in connection with supplying BDNF for preclinical and clinical use. Regeneron did not supply any BDNF to Sumitomo Pharmaceuticals in 1999. During the fourth quarter of 1999, Regeneron commenced production of BDNF and began capitalizing manufacturing costs into inventory. The Company expects to resume supplying BDNF to Sumitomo Pharmaceuticals for clinical use in late 2000 or 2001.

         The Company's activities relating to BDNF and NT-3, as agreed upon by Amgen and Regeneron, are being compensated by Amgen-Regeneron Partners for services rendered, and the Company recognizes such amounts as revenue. The funding of Amgen-Regeneron Partners is through capital contributions from Amgen and Regeneron, who must make equal payments in order to maintain equal ownership and equal sharing of any profits or losses from the partnership. The Company has made capital contributions totaling $54.7 million to Amgen-Regeneron Partners from the partnership's inception in June 1993 through September 30, 2000. These contributions could increase or decrease, depending upon (among other things) the nature and cost of BDNF and NT-3 studies that Amgen-Regeneron Partners may conduct and the outcomes of those studies.

         From its inception in January 1988 through September 30, 2000, the Company invested approximately $72.3 million in property, plant, and equipment. This includes $18.5 million to acquire and renovate the Rensselaer facility and an additional $14.1 million to complete construction at the facility pursuant to the Merck manufacturing agreement. In connection with the purchase and initial renovation of the Rensselaer facility, the Company obtained financing of $2.0 million from the New York State Urban Development Corporation, of which $1.6 million is outstanding. Under the terms of this UDC financing, the Company is not permitted to declare or pay dividends on its equity securities.

         The Company expects that expenses related to the filing, prosecution, defense, and enforcement of patent and other intellectual property claims will continue to be substantial as a result of patent filings and prosecutions in the United States and foreign countries. On September 22, 2000, Immunex Corporation filed a request with the European Patent Office seeking the declaration of an Opposition regarding the scope of Regeneron's European patent relating to Cytokine Traps. Although the Company plans to defend the patent diligently, Regeneron cannot predict whether the scope of the patent will be affected in the future should an Opposition be declared. The Company also is currently involved in interference proceedings in the U.S. Patent and Trademark Office between Regeneron's patent applications and patent relating to CNTF issued to Synergen, Inc. Amgen acquired all outstanding shares of Synergen in 1994. To help expedite these interference proceedings, on

October 31, 2000, Amgen and Regeneron entered into an agreement whereby Regeneron acquired Amgen's patents and patent applications relating to CNTF and related molecules for $1.0 million. Regeneron then granted back to Amgen exclusive rights under these patents and patent applications solely for human ophthalmic uses. In addition, Regeneron entered into a covenant not to sue Amgen under Regeneron's patents and patent applications relating to CNTF and related molecules solely for human ophthalmic uses.

         As of September 30, 2000, the Company had no established banking arrangements through which it could obtain short-term financing or a line of credit. Additional funds may be raised through, among other things, the issuance of additional securities, other financing arrangements, and future collaboration agreements. No assurance can be given that additional financing will be available or, if available, that it will be available on acceptable terms. On April 4, 2000, Regeneron completed a public offering of 2.6 million shares of Common Stock at a price of $29.75 per share for proceeds to the Company, after commissions and expenses, of $72.9 million. On August 3, 2000, Regeneron sold 573,630 shares of Common Stock to Procter & Gamble at a price of $29.75 per share for total proceeds to the Company of $17.1 million. The sale of stock was made pursuant to a 1997 securities purchase agreement between Regeneron and Procter & Gamble.

         At September 30, 2000, the Company had $158.5 million in cash, cash equivalents, and marketable securities. The Company expects to incur substantial funding requirements for, among other things, research and development activities (including preclinical and clinical testing), validation of manufacturing facilities, and the acquisition of equipment. The Company expects to incur ongoing funding requirements for capital contributions to Amgen-Regeneron Partners to support the continued development and clinical trials of BDNF and NT-3. The Company expects further increases in the level of quarterly research and development expenses as the Company continues to add staff and increases its clinical activity. Regeneron believes that its existing capital resources will enable it to meet operating needs for the next two years. However, this is a forward-looking statement based on the Company's current operating plan and no assurance can be given that there will be no change in projected revenues or expenses that would lead to the Company's capital being consumed significantly before such time. Regeneron's cash requirements may vary materially from those now planned depending on a number of factors, including the status of competitive products, the success of Regeneron's research and development activities, the status of patents and other intellectual property rights developments, the delay or failure of a clinical trial of any of Regeneron's potential drug candidates, and the continuation, extent, and success of any collaborative research programs (including those with Amgen and Procter & Gamble). As stated previously, Regeneron has no committed external sources of capital to obtain short-term financing or a line of credit. Regeneron may seek additional financing, such as through future offerings of equity or debt securities or agreements with corporate partners and collaborators with respect to the development of potential drug candidates, to fund operations, but no assurance can be given that the Company will be able to obtain additional funds.

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

         In the period of adoption, companies will be required to report the cumulative effect of this change in accounting principle as a separate component in net income (or loss). Regeneron is required to adopt SAB 101 during the quarter ended December 31, 2000, and is currently evaluating how to apply SAB 101 and the impact that it will have on the Company's financial statements. Although the effects of SAB 101 cannot be fully determined at this time, the Company estimates that, if SAB 101 had been adopted as of September 30, 2000, the cumulative charge to earnings, and corresponding increase in deferred revenue which will be recognized in future periods, would have been less than $6 million.

         In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation ("FIN 44"). FIN 44 interprets the provisions of APB Opinion No. 25 that provide guidance on how companies should account for stock compensation granted to employees and is effective for periods beginning on and after July 1, 2000. Management does not believe that the adoption of FIN 44 will have a material effect on the Company's financial position and results of operations.

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

     o The inability to raise sufficient funds to complete the development of any of our product candidates or to continue operations. As a result, Regeneron may face delay, reduction or cancellation of research and development programs or preclinical or clinical trials.

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

     o   Difficulties in attracting and retaining key personnel.

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

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         27       Financial Data Schedule

(b)      Reports

                  No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 2000.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Regeneron Pharmaceuticals, Inc.



Date:  November 14, 2000         By: /s/ Murray A. Goldberg
                                    -------------------------------------------

                                 Murray A. Goldberg
                                 Vice President, Finance & Administration,
                                 Chief Financial Officer, Treasurer and
                                 Assistant Secretary