Form 10-Q
period 2001-03-31
REGENERON PHARMACEUTICALS INC
filed 2001-05-11
CIK 872589

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         (Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended        March 31, 2001


                                       OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from _____________ to ______________

         Commission File Number     0-19034


                         REGENERON PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)

              New York                                             13-3444607
------------------------------------------         -----------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer Identification No.)
 incorporation or organization)

      777 Old Saw Mill River Road
            Tarrytown, New York                                    10591-6707
------------------------------------------         -------------------------------------------
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

                              Yes  X       No  ______


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 30, 2001:

          Class of Common Stock                          Number of Shares
          ---------------------                          ----------------
   Class A Stock, $0.001 par value                           2,573,665
   Common Stock, $0.001 par value                           40,972,694

                         REGENERON PHARMACEUTICALS, INC.
                                TABLE OF CONTENTS
                                 MARCH 31, 2001



                                                                    PAGE NUMBERS
                                                                    ------------
PART I   FINANCIAL INFORMATION


Item 1   Financial Statements

         Condensed balance sheets (unaudited) at March 31, 2001 and
         December 31, 2000                                                   3

         Condensed statements of operations (unaudited) for the three
         months ended March 31, 2001 and 2000                                4

         Condensed statement of stockholders' equity (unaudited) for the
         three months ended March 31, 2001                                   5

         Condensed statements of cash flows (unaudited) for the
         three months ended March 31, 2001 and 2000                          6

         Notes to condensed financial statements                          7-13

Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       14-24

Item 3   Quantitative & Qualitative Disclosure About Market Risk            24



PART II  OTHER INFORMATION


Item 6   Exhibits and Reports on Form 8-K                                   25



SIGNATURE PAGE                                                              26

PART I.  FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

REGENERON PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS AT MARCH 31, 2001 AND DECEMBER 31, 2000 (Unaudited) (In thousands, except share data)

                                                                                        March 31,         December 31,
                                        ASSETS                                            2001                2000
                                                                                       ---------         ------------
Current assets
    Cash and cash equivalents                                                          $ 183,620          $  30,978
    Marketable securities                                                                 90,383             86,634
    Receivable due from The Procter & Gamble Company                                       2,500              6,907
    Receivable due from Merck & Co., Inc.                                                    207              1,447
    Receivable due from Amgen-Regeneron Partners                                           1,894              1,604
    Receivable due from Sumitomo Pharmaceuticals Co., Ltd.                                 4,007              3,877
    Prepaid expenses and other current assets                                              1,357                780
    Inventory                                                                              2,668              1,915
                                                                                       ---------          ---------
       Total current assets                                                              286,636            134,142

Marketable securities                                                                     25,210             36,758
Investment in Amgen-Regeneron Partners                                                                          267
Property, plant, and equipment, at cost, net of accumulated
    depreciation and amortization                                                         37,166             36,934
Other assets                                                                                 173                173
                                                                                       ---------          ---------
       Total assets                                                                    $ 349,185          $ 208,274
                                                                                       =========          =========

                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable and accrued expenses                                              $   9,404          $   9,446
    Deferred revenue, current portion                                                      3,682              3,728
    Due to Amgen-Regeneron Partners                                                          232
    Capital lease obligations, current portion                                               470                545
    Note payable, current portion                                                             67                 67
                                                                                       ---------          ---------
       Total current liabilities                                                          13,855             13,786

Deferred revenue                                                                           8,713              9,995
Capital lease obligations                                                                    464                603
Note payable                                                                               1,450              1,466
Other liabilities                                                                            292                294

Commitments and contingencies

Stockholders' equity
    Preferred stock, $.01 par value; 30,000,000 shares authorized; issued and outstanding - none
    Class A Stock, convertible, $.001 par value; 40,000,000 shares authorized;
        2,575,165 shares issued and outstanding in 2001
        2,612,845 shares issued and outstanding in 2000                                        3                  3
    Common Stock, $.001 par value; 60,000,000 shares authorized;
        40,827,224 shares issued and outstanding in 2001
        34,197,104 shares issued and outstanding in 2000                                      41                 34
    Additional paid-in capital                                                           560,985            406,391
    Unearned compensation                                                                 (1,296)            (1,314)
    Accumulated deficit                                                                 (236,555)          (223,518)
    Accumulated other comprehensive income                                                 1,233                534
                                                                                       ---------          ---------
       Total stockholders' equity                                                        324,411            182,130
                                                                                       ---------          ---------
       Total liabilities and stockholders' equity                                      $ 349,185          $ 208,274
                                                                                       =========          =========



    The accompanying notes are an integral part of the financial statements.

================================================================================

REGENERON PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)


                                                               Three months ended March 31,
                                                               2001                    2000
                                                             --------                --------
Revenues
       Contract research and development                     $  3,414                $  9,215
       Contract manufacturing                                   2,899                   1,376
                                                             --------                --------
                                                                6,313                  10,591
                                                             --------                --------

Expenses
       Research and development                                16,805                  12,876
       Contract manufacturing                                   2,188                   3,051
       General and administrative                               2,031                   1,780
                                                             --------                --------
                                                               21,024                  17,707
                                                             --------                --------

Loss from operations                                          (14,711)                 (7,116)
                                                             --------                --------

Other income (expense)
       Investment income                                        2,772                   1,226
       Loss in Amgen-Regeneron Partners                        (1,051)                 (1,271)
       Interest expense                                           (47)                    (64)
                                                             --------                --------
                                                                1,674                    (109)
                                                             --------                --------
Net loss before cumulative effect of a change
       in accounting principle                                (13,037)                 (7,225)
Cumulative effect of adopting Staff Accounting
       Bulletin 101 ("SAB 101")                                                        (1,563)
                                                             --------                --------

Net loss                                                     ($13,037)               ($ 8,788)
                                                             ========                ========

Net loss per share amounts, basic and diluted:
       Net loss before cumulative effect of a
           change in accounting principle                    ($  0.35)               ($  0.23)
       Cumulative effect of adopting SAB 101                                            (0.05)
                                                             --------                --------

           Net loss                                          ($  0.35)               ($  0.28)
                                                             ========                ========







    The accompanying notes are an integral part of the financial statements.

================================================================================

REGENERON PHARMACEUTICALS, INC.
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
For the three months ended March 31, 2001
(In thousands)



                                                             Class A Stock                Common Stock            Additional
                                                      ---------------------------    -------------------------     Paid-in
                                                         Shares        Amount          Shares        Amount        Capital
                                                      -------------  ------------    ----------   ------------  -------------
Balance, December 31, 2000                                2,613            $3        34,197            $34         $406,391
Issuance of Common Stock in a public offering
     at $25.00 per share                                                              6,500              7          162,493
Cost associated with issuance of equity
     securities                                                                                                      (8,826)
Issuance of Common Stock in connection with
     exercise of stock options                                                           33                             287
Issuance of restricted Common Stock under
     Long-Term Incentive Plan                                                             5                             163
Issuance of Common Stock to Medtronic, Inc. in
     connection with a cashless exercise of warrants                                     37
Issuance of Common Stock in connection with
     Company 401(k) Savings Plan contribution                                            17                             477
Conversion of Class A Stock to Common Stock                 (38)                         38
Amortization of unearned compensation
Net loss
Change in net unrealized gain on
     marketable securities

                                                      -----------------------------------------------------------------------
     Balance, March 31, 2001                              2,575            $3        40,827            $41         $560,985
                                                      =======================================================================


                                                                                     Accumulated
                                                                                        other          Total
                                                         Unearned     Accumulated   Comprehensive   Stockholders'  Comprehensive
                                                       Compensation     Deficit         Income         Equity          Loss
                                                      --------------  ------------  -------------   -------------  -------------
Balance, December 31, 2000                                ($1,314)    ($223,518)        $534          $182,130
Issuance of Common Stock in a public offering
     at $25.00 per share                                                                               162,500
Cost associated with issuance of equity
     securities                                                                                         (8,826)
Issuance of Common Stock in connection with
     exercise of stock options                                                                             287
Issuance of restricted Common Stock under
     Long-Term Incentive Plan                                (163)
Issuance of Common Stock to Medtronic, Inc. in
     connection with a cashless exercise of warrants
Issuance of Common Stock in connection with
     Company 401(k) Savings Plan contribution                                                              477
Conversion of Class A Stock to Common Stock
Amortization of unearned compensation                         181                                          181
Net loss                                                                (13,037)                       (13,037)      ($13,037)
Change in net unrealized gain on
     marketable securities                                                               699               699            699

                                                      -------------------------------------------------------------------------
     Balance, March 31, 2001                              ($1,296)    ($236,555)      $1,233          $324,411       ($12,338)
                                                      =========================================================================


    The accompanying notes are an integral part of the financial statements.

================================================================================

REGENERON PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

                                                                                     Three months ended March 31,
                                                                                       2001                2000
                                                                                     ---------          --------
Cash flows from operating activities
    Net loss                                                                         ($ 13,037)         ($ 8,788)
                                                                                     ---------          --------
    Adjustments to reconcile net loss to net cash
      used in operating activities
      Loss in Amgen-Regeneron Partners                                                   1,051             1,271
      Depreciation and amortization                                                      1,329               926
      Cumulative effect of a change in accounting principle                                                1,563
      Non-cash compensation expense                                                        181
      Changes in assets and liabilities
        Decrease (increase) in amounts due from The Procter & Gamble Company             4,407            (7,046)
        Decrease (increase) in amounts due from Merck & Co., Inc.                        1,240              (383)
        Increase in amounts due from Amgen-Regeneron Partners                             (290)             (783)
        Increase in amounts due from Sumitomo Pharmaceuticals Co., Ltd.                   (130)              (58)
        Increase in investment in Amgen-Regeneron Partners                                (552)           (1,627)
        Increase in prepaid expenses and other assets                                     (609)           (1,402)
        Increase in inventory                                                             (474)             (700)
        Decrease in deferred revenue                                                    (1,328)             (553)
       (Decrease) increase in accounts payable, accrued expenses,
         and other liabilities                                                            (185)              919
                                                                                     ---------          --------
                  Total adjustments                                                      4,640            (7,873)
                                                                                     ---------          --------
           Net cash used in operating activities                                        (8,397)          (16,661)
                                                                                     ---------          --------

Cash flows from investing activities
    Purchases of marketable securities                                                 (15,378)           (5,984)
    Sales of marketable securities                                                      23,908            10,338
    Capital expenditures                                                                (1,643)           (1,771)
                                                                                     ---------          --------
           Net cash provided by investing activities                                     6,887             2,583
                                                                                     ---------          --------

Cash flows from financing activities
    Net proceeds from the issuance of stock                                            154,382             2,983
    Principal payments on note payable                                                     (16)              (14)
    Capital lease payments                                                                (214)             (294)
                                                                                     ---------          --------
           Net cash provided by financing activities                                   154,152             2,675
                                                                                     ---------          --------

           Net increase (decrease) in cash and cash equivalents                        152,642           (11,403)
                                                                                     ---------          --------

Cash and cash equivalents at beginning of period                                        30,978            23,697
                                                                                     ---------          --------

           Cash and cash equivalents at end of period                                $ 183,620          $ 12,294
                                                                                     =========          ========


    The accompanying notes are an integral part of the financial statements.

================================================================================

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)


1.       INTERIM FINANCIAL STATEMENTS

         The interim Condensed Financial Statements of Regeneron Pharmaceuticals, Inc. ("Regeneron" or the "Company") have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures necessary for a presentation of the Company's financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for such periods. The results of operations for any interim periods are not necessarily indicative of the results for the full year. The December 31, 2000 Condensed Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. As discussed in Notes 2 and 12 below, the operating results for the three months ended March 31, 2000 have been restated from amounts previously reported to reflect the adoption of a new accounting principle for revenue recognition and reclassification of depreciation and amortization expense, respectively.

2.       REVENUE RECOGNITION AND CHANGE IN ACCOUNTING PRINCIPLE

         During the fourth quarter of 2000, the Company changed its method of accounting for revenue recognition to conform with the guidance provided by Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). The change in accounting method was effective January 1, 2000 and, accordingly, the previously issued interim financial statements for the quarters ended March 31, June 30, and September 30, 2000 have been restated to reflect the adoption of SAB 101 as if it had occurred on January 1, 2000. The cumulative effect of adopting SAB 101 at January 1, 2000 amounted to $1,563 of additional loss as of that date, with a corresponding increase to deferred revenue to be recognized in subsequent periods. $93 of that deferred revenue is included in contract research and development revenue in both the first quarter of 2000 and 2001. The $1,563 represents a portion of a 1989 payment received from Sumitomo Chemical Company, Ltd. in consideration for a fifteen year limited right of first negotiation to license up to three of the Company's product candidates in Japan. The effect of income taxes on the cumulative effect adjustment was immaterial.

3.       STATEMENT OF CASH FLOWS

         Supplemental disclosure of noncash investing and financing activities:

         Included in accounts payable and accrued expenses at March 31, 2001 are $869 of accrued capital expenditures and $421 of costs incurred in connection with the Company's sale of Common Stock in a public offering. Included in accounts payable and accrued expenses at December 31, 2000 are $672 of accrued capital expenditures. Included in accounts payable and accrued expenses at March 31, 2000 and December 31, 1999 are $572 and $697, respectively, of accrued capital expenditures.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)


         Included in accounts payable and accrued expenses at December 31, 2000 and 1999 are $477 and $421, respectively, of accrued Company 401(k) Savings Plan contribution expense. In the first quarter of both 2001 and 2000, the Company contributed 17,484 and 54,003 shares, respectively, of Common Stock to the 401(k) Savings Plan in satisfaction of these obligations.

         Included in marketable securities at March 31, 2001 and December 31, 2000 are $2,573 and $2,541 of accrued interest income, respectively. Included in marketable securities at March 31, 2000 and December 31, 1999 are $1,333 and $1,259 of accrued interest, respectively.

4.       INVENTORIES

         Inventories consist primarily of raw materials and other direct and indirect costs associated with production of an intermediate for a Merck & Co., Inc. pediatric vaccine under a long-term manufacturing agreement.

         Inventories as of March 31, 2001 and December 31, 2000 consist of the following:

                                              March 31,       December 31,
                                                2001             2000
                                                ----             ----
          Raw materials                       $  617(1)         $  535(3)
          Work-in-process                        499(2)             53(4)
          Finished products                    1,552             1,327
                                              ------            ------
                                              $2,668            $1,915
                                              ======            ======

          --------------------------------------
          (1) Net of reserves of $247.

          (2) Net of reserves of $283.

          (3) Net of reserves of $255.

          (4) Net of reserves of $830.



5.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses as of March 31, 2001 and December 31, 2000 consist of the following:

                                                             March 31,          December 31,
                                                               2001                 2000
                                                               ----                 ----
         Accounts payable                                     $2,704               $2,590
         Accrued payroll and related costs                     2,701                2,630
         Accrued clinical trial expense                        2,553                2,308
         Accrued expenses, other                               1,446                1,918
                                                              ------               ------
                                                              $9,404               $9,446
                                                              ======               ======

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)


6.       AMGEN-REGENERON PARTNERS RESEARCH COLLABORATION AGREEMENT

         In August 1990, the Company entered into a collaboration with Amgen Inc. ("Amgen") to develop and attempt to commercialize brain derived neurotrophic factor ("BDNF") and neurotrophin-3 ("NT-3") in the United States. Pursuant to that agreement, the Company and Amgen formed a partnership, Amgen-Regeneron Partners (the "Partnership"). The Company accounts for its investment in the Partnership in accordance with the equity method of accounting.

         In January 2001, the Partnership discontinued all clinical development of BDNF for the potential treatment of amyotrophic lateral sclerosis ("ALS") following notification that BDNF did not provide a therapeutic advantage to ALS patients in clinical trials. The Partnership continues to develop NT-3.

         Selected operating statement data of the Partnership for the three months ended March 31, 2001 and 2000 is as follows:


                                    Three Months Ended March 31,
                                   2001                    2000
                                   ----                    ----
        Interest income           $    69                 $    78
        Total expenses             (2,170)                 (2,619)
                                  -------                 -------
           Net loss               ($2,101)                ($2,541)
                                  ========                ========

7.       COMPREHENSIVE LOSS

         Comprehensive loss represents the change in net assets of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss of the Company includes net loss adjusted for the change in net unrealized gain or loss on marketable securities. The net effect of income taxes on comprehensive loss is immaterial. For the three months ended March 31, 2001 and 2000, the components of comprehensive loss are:


                                           Three Months Ended March 31,
                                             2001                 2000
                                             ----                 ----
         Net loss                           ($13,037)            ($8,788)
         Change in net unrealized gain/loss
           on marketable securities              699                 (23)
                                             --------             -------
         Total comprehensive loss           ($12,338)            ($8,811)
                                            =========            ========

8.       EQUITY TRANSACTIONS

         On March 23, 2001 the Company completed a public offering in which it issued 6.5 million shares of Common Stock at a price of $25.00 per share and received proceeds, after commissions and estimated expenses, of $153.7 million. On April 11, 2001, the Company sold an additional 130,000 shares of Common Stock pursuant to the underwriters' over-allotment option from the

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)


         March 2001 public offering at a price of $25.00 per share for proceeds to the Company, after commissions and estimated expenses, of $3.1 million.

         In March 2001, Medtronic, Inc. exercised 107,400 warrants with an exercise price of $21.72 per share on a "cashless" basis and received 37,306 shares of the Company's Common Stock.

9.       PER SHARE DATA

         The Company's basic net loss per share amounts have been computed by dividing net loss by the weighted average number of Common and Class A shares outstanding. For the three months ended March 31, 2001 and 2000, the Company reported net losses; therefore, no common stock equivalents were included in the computation of diluted net loss per share, since such inclusion would have been antidilutive. The calculations of basic and diluted net loss per share are as follows:

                                                              Three Months Ended March 31,
                                                             -----------------------------
                                                 Net Loss, in            Shares, in
                                                   thousands              thousands            Per Share
                                                  (Numerator)           (Denominator)            Amount
                                                  -----------           -------------          ---------
         2001:
               Basic and Diluted                  ($13,037)                37,472                ($0.35)

         2000:
               Basic and Diluted                   ($8,788)                31,927                ($0.28)


         Options and warrants which have been excluded from the diluted per share amounts because their effect would have been antidilutive include the following:

                                                             Three months ended March 31,
                                                              2001                 2000
                                                              ----                 ----
         Weighted Average Number, in thousands                7,621                7,544

         Weighted Average Exercise Price                     $18.93                $9.97

10.      SEGMENT REPORTING

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

         Contract manufacturing: Includes all revenues and expenses related to the commercial production of products under contract manufacturing arrangements. The Company produces an intermediate for a Merck & Co., Inc. pediatric vaccine under a long-term manufacturing agreement and, in 2000, produced BDNF for Sumitomo Pharmaceuticals Co., Ltd. under a research and development agreement.

         The tables below present information about reported segments for the three months ended March 31, 2001 and 2000:

                                                       Three Months Ended March 31, 2001
                                                       ---------------------------------
                                    Research &               Contract             Reconciling
                                   Development            Manufacturing              Items               Total
                                   -----------            -------------              -----               -----
          Revenues                 $   3,414                 $ 2,899             $  2,772 (1)         $  9,085
          Loss in Amgen-
            Regeneron Partners         1,051                      --                   --                1,051
          Depreciation and
            amortization               1,329                      -- (2)               --                1,329
          Interest expense                33                      14                   --                   47
          Net (loss) income          (16,506)                    697                2,772              (13,037)
          Capital expenditures         1,839                      --                   --                1,839
          Total assets                35,523                  12,919              300,743 (3)          349,185


                                                         Three Months Ended March 31, 2000
                                                         ---------------------------------
                                   Research &               Contract             Reconciling
                                   Development            Manufacturing              Items               Total
                                   -----------            -------------              -----               -----
          Revenues                   $ 9,215                 $ 1,376              $ 1,226 (1)          $ 11,817
          Loss in Amgen-
            Regeneron Partners         1,271                      --                   --                 1,271
          Depreciation and
            amortization                 926                      -- (2)               --                   926
          Interest expense                22                      42                   --                    64
          Net (loss) income           (8,297)                 (1,717)               1,226                (8,788)
          Capital expenditures         1,616                      31                   --                 1,647
          Total assets                15,050                  35,837               81,147 (3)           132,034

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

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)


11.      LITIGATION

         In September 2000, Immunex Corporation filed a request with the European Patent Office seeking the declaration of an Opposition regarding the scope of the Company's European patent relating to Cytokine Traps. This is a legal challenge to the validity and scope of the Company's patent. Although the Company plans to defend the patent diligently, the scope of the patent may be adversely affected following the outcome of the Opposition. In addition to this patent challenge, the Company, from time to time, has been subject to legal claims arising in connection with its business. While the ultimate results of the patent challenge and legal claims cannot be predicted with certainty, at March 31, 2001 there were no asserted claims against the Company which, in the opinion of management, if adversely decided would have a material adverse effect on the Company's financial position, results of operations, and cash flows.

12.      RECLASSIFICATIONS

         Certain reclassifications have been made to the financial statements for the three months ended March 31, 2000 to conform with the current period's presentation.

         Effective in 2001, the Company's financial statement presentation of depreciation and amortization in the Statements of Operations has been changed to allocate depreciation and amortization between research and development expense and general and administrative expense. Depreciation and amortization related to contract manufacturing expense was already included in contract manufacturing expense in 2000. The effect of this reclassification for the three months ended March 31, June 30, and September 30, 2000 and for the year ended December 31, 2000 is presented in the following table.


                                                           First Quarter Ended                    Second Quarter Ended
                                                              March 31, 2000                          June 30, 2000
                                                                (Unaudited)                            (Unaudited)
                                                     --------------------------------  -------------------------------------
                                                     As Previously           As          As Previously               As
                                                       Reported         Reclassified        Reported            Reclassified
                                                       --------         ------------        --------            ------------
         Expenses
           Research and development                     $11,975            $12,876           $14,410              $15,425
           General and administrative                     1,755              1,780             1,711                1,741
           Depreciation and amortization                    926                                1,045
           Contract manufacturing                         3,051              3,051             1,265                1,265
                                                        -------            -------           -------              -------
              Total                                     $17,707            $17,707           $18,431              $18,431
                                                        =======            =======           =======              =======

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)


                                                           Third Quarter Ended                       Year Ended
                                                            September 30, 2000                   December 31, 2000
                                                                (Unaudited)                          (Unaudited)
                                                     ---------------------------------    --------------------------------
                                                     As Previously            As          As Previously           As
                                                        Reported         Reclassified       Reported          Reclassified
                                                        --------         ------------       --------          ------------
         Expenses
           Research and development                     $14,085             $15,207          $56,256            $60,559
           General and administrative                     1,737               1,769            8,309              8,427
           Depreciation and amortization                  1,154                                4,421
           Contract manufacturing                         2,512               2,512           15,566             15,566
                                                        -------             -------          -------            -------
              Total                                     $19,488             $19,488          $84,552            $84,552
                                                        =======             =======          =======            =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

         OVERVIEW. The discussion below contains forward-looking statements that involve risks and uncertainties relating to the future financial performance of Regeneron Pharmaceuticals, Inc. and actual events or results may differ materially. These statements concern, among other things, the possible therapeutic applications of our product candidates and research programs, the timing and nature of the clinical and research programs now underway or planned, and the future uses of capital and our financial needs. These statements are made by us based on management's current beliefs and judgment. In evaluating such statements, stockholders and potential investors should specifically consider the various factors identified under the caption "Factors That May Affect Future Operating Results" which could cause actual results to differ materially from those indicated by such forward-looking statements. We do not undertake any obligation to update publicly any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law.

         Regeneron Pharmaceuticals, Inc., which may be referred to as "we", "us", or "our", is a biopharmaceutical company that discovers, develops, and intends to commercialize therapeutic drugs for the treatment of serious medical conditions. Our product pipeline includes product candidates for the treatment of obesity, rheumatoid arthritis and other inflammatory conditions, cancer and related disorders, allergies, asthma, and other diseases and disorders. Since inception, we have not generated sales or any profits from the commercialization of any of our product candidates.

         Our core business strategy is to combine our strong foundation in science and technology with state-of-the-art manufacturing and clinical development capabilities to build a successful, integrated biopharmaceutical company. Our efforts have yielded a diverse and growing pipeline of product candidates that have the potential to address a variety of unmet medical needs. Our ability to develop product candidates results from the application of our technology platforms. In contrast to basic genomics approaches which attempt to identify every gene in a cell or genome, our technology platforms are designed to discover specific genes of therapeutic interest for a particular disease or cell type. We will continue to invest in the development of enabling technologies to assist in our efforts to identify, develop, and commercialize new product candidates.

         Below is a summary of our leading clinical programs, as well as several product candidates that are expected to enter clinical trials over the next two years. We retain sole ownership and marketing rights for each of these programs and currently are developing them independent of any corporate partners.

         - AXOKINE(R): Acts on the brain region regulating food intake and energy expenditure and is being developed for the treatment of obesity. In November 2000, we announced the preliminary results of a twelve-week Phase II dose-ranging trial of AXOKINE in 170 severely obese patients. In the trial, AXOKINE was generally well tolerated and patients treated with AXOKINE showed medically meaningful and statistically significant weight loss compared to those receiving placebo. We intend to initiate Phase III testing of AXOKINE in mid-2001.

         - PEGYLATED AXOKINE: Chemically modified version of AXOKINE that is being developed as a more potent, longer-acting form of the protein. Pegylated AXOKINE currently is in late-stage preclinical development and we anticipate initiating a Phase I clinical trial in 2001.

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

         -        INTERLEUKIN-4/INTERLEUKIN-13 CYTOKINE TRAP (IL-4/IL-13 TRAP):
                  Protein-based antagonist for the interleukin-4 and interleukin-13 (called IL-4 and IL-13) cytokines which are thought to play a major role in diseases such as asthma, allergic disorders, and other inflammatory diseases. We expect to initiate a Phase I clinical trial of a dual IL-4/IL-13 Trap for asthma in late 2001.

         - VEGF TRAP: Protein-based antagonist to Vascular Endothelial Growth Factor (called VEGF, also known as Vascular Permeability Factor or VPF). VEGF is required for the growth of blood vessels that are needed for tumors to grow and is a potent regulator of vascular permeability and leak. The VEGF Trap is expected to enter Phase I clinical trials in mid-2001.

         - ANGIOPOIETINS: A new family of growth factors that act specifically on the endothelium cells that line blood vessels. Angiopoietins may be useful for growing blood vessels in diseased hearts and other tissues with decreased blood flow and for repairing blood vessel leaks that cause swelling and edema in many different diseases such as stroke, diabetic retinopathy, and inflammatory diseases. Selected Angiopoietins, including engineered forms of these growth factors, are in preclinical development.

         In addition to the above programs which we are conducting independent of any corporate partners, we have formed collaborations to advance other research and development efforts. We are conducting research with The Procter & Gamble Company in muscle diseases and other fields. We are also collaborating with Medarex, Inc. to discover, develop, and commercialize certain human antibodies as therapeutics. In partnership with Amgen Inc., we are conducting clinical trials with Neurotrophin-3, or NT-3, for the treatment of constipating conditions. In all of these research collaborations, we retain 50% of the commercialization rights.

DISCUSSION OF FIRST QUARTER 2001 ACTIVITIES

         In November 2000, we announced the preliminary results of a Phase II clinical trial, which tested the safety and efficacy of AXOKINE in severely obese patients. The Phase II trial was a randomized, double-blind, placebo-controlled, out-patient study conducted with 170 patients at seven sites in the United States. The trial established an optimal daily dose of AXOKINE of
1.0 mcg/kg. Patients who received the optimal dose over the twelve-week treatment period averaged 10 pounds more weight loss than patients on placebo. Moreover, 46% of the patients in the optimal dose group lost at least 10 pounds, compared to just 5% of the patients who received placebo. In February 2001, we announced that based on a preliminary analysis of interim data, patients who received AXOKINE therapy during the Phase II study maintained their average weight loss during the three months following their last AXOKINE treatment, relative to patients who received placebo. No serious adverse events associated with the drug were reported during the trial and the drug was generally well tolerated. In April 2001, we began end-of-Phase II discussions with the FDA. We plan to initiate Phase III testing of AXOKINE in mid-2001. This Phase III program likely will involve the enrollment of several thousand patients with a double-blind treatment period of approximately one year and an additional follow-up period.

         We are continuing to develop a pegylated version of AXOKINE (pegAXOKINE) as a more potent, longer-acting form of the protein. PegAXOKINE may allow for less frequent and/or lower dosing in patients. PegAXOKINE currently is in late-stage preclinical development and we anticipate initiating a Phase I clinical trial in 2001.

         During the first quarter of 2001, we continued a Phase I study of the IL-1 Trap to assess its safety and tolerability in patients with rheumatoid arthritis. The placebo-controlled, double-blind, dose-escalation study is being conducted at several centers in the United States. Single dose and multiple dose phases are both currently underway, and results of the trial are expected in the second half of 2001. The IL-1 Trap is also being evaluated for potential uses in treating other inflammatory diseases.

         In the first quarter of 2001, we continued the development of an IL-4/IL-13 Trap, which is a single molecule that can block both interleukin-4 and interleukin-13. Antagonists for IL-4 and IL-13 may be therapeutically useful in a number of allergy and asthma-related conditions, including as adjuncts to vaccines where blocking IL-4 and IL-13 may help to elicit more of the desired type of immune response to the vaccine. We expect to initiate a clinical trial of a dual IL-4/IL-13 Trap to assess its safety and tolerability for the treatment of asthma late in 2001.

         In the first quarter of 2001, we continued the preclinical development of a highly potent Vascular Endothelial Growth Factor (VEGF) antagonist, termed VEGF Trap. We expect to begin a clinical trial of the VEGF Trap as a potential treatment for harmful angiogenesis or vascular leak in settings of cancer and/or other conditions in mid-2001. In addition, we continue to evaluate Angiopoietin-1 and engineered designer versions of Angiopoietins in preclinical studies to determine their utility for repairing blood vessel leak and for growing blood vessels in ischemia.

         During the first quarter of 2001, we and The Procter & Gamble Company continued our collaborative research and development activities in muscle atrophy and muscle diseases, fibrotic diseases, and certain G-Protein Coupled Receptors.

         Amgen-Regeneron Partners, the partnership equally owned by Amgen Inc. and us, is currently developing NT-3 for the treatment of constipating conditions. In 2000, we, on behalf of Amgen-Regeneron Partners, initiated double-blind, placebo-controlled Phase II studies of NT-3 in patients with functional constipation and spinal cord injury patients with bowel dysfunction. These studies continued in the first quarter of 2001 and we expect them to be completed by the end of the year.

         In January 2001, we and Amgen discontinued the development of brain derived neurotrophic factor (called BDNF) for the treatment of amyotrophic lateral sclerosis (or ALS), following notification that BDNF did not provide any therapeutic advantage to ALS patients in clinical trials.

         A minority of all research and development programs ultimately results in commercially successful drugs; it is not possible to predict whether any program will succeed until it actually produces a drug that is commercially marketed for a significant period of time. In addition, in each of the areas of our independent and collaborative activities, other companies and entities are actively pursuing competitive paths toward similar objectives. The results of the Company's and its collaborators' past activities in connection with the research and development of AXOKINE, Cytokine Traps, Angiopoietins, cancer, abnormal bone growth, muscle atrophy, small molecules, NT-3, and other programs or areas of research or development do not necessarily predict the results or success of current or future activities including, but not limited to, any additional preclinical or clinical studies. We cannot predict whether, when, or under what conditions any of our research or product candidates, including without limitation AXOKINE, IL-1, or NT-3, will be shown to be safe or effective to treat any human condition or be approved for marketing by any regulatory agency. The delay or failure of current or future studies to demonstrate the safety or efficacy of its product candidates to treat human conditions or to be approved for marketing could have a material adverse impact on Regeneron. We discuss the risks associated with drug development in the section of this report titled "Factors That May Affect Future Operating Results."

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

         From inception on January 8, 1988 through March 31, 2001, we had a cumulative loss of $236.6 million. In the absence of revenues from the commercialization of our product candidates or other sources, the amount, timing, nature, or source of which cannot be predicted, our losses will continue as we conduct our research and development activities. Our activities may expand over time and may require additional resources and our operating losses may be substantial over at least the next several years. Our losses may fluctuate from quarter to quarter and will depend, among other factors, on the timing of certain expenses and on the progress of our research and development efforts.


RESULTS OF OPERATIONS

         Three months ended March 31, 2001 and 2000. Our total revenue decreased to $6.3 million for the first quarter of 2001 from $10.6 million for the same period in 2000, as higher contract manufacturing revenue was more than offset by a decrease in contract research and development revenue. Contract research and development revenue decreased to $3.4 million for the first quarter of 2001 from $9.2 million for the same period in 2000. Under our long-term collaboration agreement with Procter & Gamble, research payments decreased effective in the first quarter of 2001 to $2.5 million per quarter versus $7.1 million for the same period of 2000. In addition, revenue from Amgen-Regeneron Partners decreased to $0.8 million for the first quarter of 2001 from $1.9 million for the same period in 2000 due to the cessation of clinical trial activity on BDNF in January 2001. Contract manufacturing revenue, related primarily to a long-term agreement with Merck & Co., Inc. (Merck) to manufacture a vaccine intermediate, increased to $2.9 million in the first quarter of 2001 from $1.4 million for the same period in 2000, principally due to an increase in shipments of intermediate to Merck.

         Our total operating expenses increased to $21.0 million in the first quarter of 2001 from $17.7 million for the same period in 2000. Research and development expenses increased to $16.8 million in the first quarter of 2001 from $12.9 million for the same period in 2000, primarily as a result of higher staffing and increased activity in our preclinical and clinical research programs. Research and development expenses were 80% of total operating expenses in the first quarter of 2001, compared to 73% for the same period in 2000. Contract manufacturing expenses decreased to $2.2 million in the first quarter of 2001 from $3.1 million for the same period in 2000 due, in part, to higher costs in 2000 associated with initiating commercial production at the Company's Rensselaer, New York facility of both vaccine intermediate for Merck and BDNF for clinical use by Sumitomo Pharmaceuticals Co., Ltd. We stopped producing clinical supplies of BDNF for Sumitomo Pharmaceuticals at the end of 2000. General and administrative expenses increased to $2.0 million in the first quarter of 2001 from $1.8 million for the same period of 2000, due primarily to higher administrative staffing and related occupancy costs.

         Investment income increased to $2.8 million for the first quarter of 2001 from $1.2 million for the same period in 2000 due to interest earned on the proceeds of our public offerings in March 2001 and April 2000 and our sale of Common Stock to Procter & Gamble in August 2000. The loss in Amgen-Regeneron Partners decreased to $1.1 million for the first quarter of 2001 from $1.3 million for the same period in 2000 due primarily to the cessation of clinical trial activity on BDNF in January 2001.

         During the fourth quarter of 2000, we changed our method of accounting for revenue recognition to conform with the guidance provided by Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, (SAB
101). The change in accounting method was effective January 1, 2000 and, as a result, we restated the previously issued interim financial statements for the quarter ended March 31, 2000 to reflect the adoption of SAB 101 as if it had occurred on January 1, 2000. The cumulative effect of adopting SAB 101 as of January 1, 2000 was to increase our net loss by $1.6 million as of that date, or $0.05 per share, with a corresponding increase to deferred revenue to be recognized in subsequent periods. The SAB 101 adjustment relates to a portion of a 1989 payment received from Sumitomo Chemical Company, Ltd. in consideration for a fifteen year limited right of first negotiation to license up to three of our product candidates in Japan. In the first quarter of both 2001 and 2000, we recognized contract research and development revenue of $0.1 million that was included in the cumulative effect adjustment as of January 1, 2000.

         The Company's net loss for the first quarter of 2001 was $13.0 million, or $0.35 per share (basic and diluted), compared to a net loss of $8.8 million, or $0.28 per share (basic and diluted), for the same period in 2000.


LIQUIDITY AND CAPITAL RESOURCES

     Since our inception in 1988, we have financed our operations primarily through private placements and public offerings of our equity securities, revenue earned under our agreements with Amgen, Sumitomo Chemical, Sumitomo Pharmaceuticals, Merck, and Procter & Gamble, and investment income.

     In May 1997, we entered into a long-term collaboration agreement with Procter and Gamble. Procter & Gamble agreed over the first five years of the 1997 collaboration to purchase up to $60.0 million in Regeneron equity, of which $42.9 million was purchased in June 1997 and $17.1 million was purchased in August 2000, and provide funding in support of our research efforts related to the collaboration, of which we have received $51.7 million through March 31, 2001. In August 2000, Procter & Gamble made two non-recurring research progress payments to us totaling $3.5 million. In addition, in August 2000, we and Procter & Gamble agreed through a binding memorandum of understanding to enter into a new long-term collaboration agreement, replacing the companies' 1997 agreement. The new agreement will extend Procter & Gamble's obligation to fund Regeneron's research through December 2005, with no further research obligations by either party thereafter, and focus the companies' collaborative research on therapeutic areas that are of particular interest to Procter & Gamble. Under the new agreement, beginning in the first quarter of 2001, research support from Procter & Gamble is $2.5 million per quarter, before adjustments for future inflation, through December 2005.

     Our activities relating to BDNF and NT-3, as agreed upon by Amgen and us, are being compensated by Amgen-Regeneron Partners for services rendered, and we recognize these amounts as revenue. In January 2001, Amgen-Regeneron Partners discontinued all development of BDNF for the potential treatment of ALS. We and Amgen fund Amgen-Regeneron Partners through capital contributions, and must make equal payments in order to maintain equal ownership and equal sharing of any profits or losses from the partnership. Our aggregate capital contribution to Amgen-Regeneron Partners from the partnership's inception in June 1993 through March 31, 2001 was $56.8 million. We expect that our capital contributions for the remainder of 2001 will total at least $1.6 million. These contributions could increase or decrease, depending upon, among other things, the nature and cost of ongoing and additional NT-3 studies that Amgen-Regeneron Partners may conduct, the outcomes of those studies, and costs associated with the discontinuation of the BDNF studies.

     In connection with our agreement to collaborate with Sumitomo Pharmaceuticals in the research and development of BDNF in Japan, we received a research progress payment from Sumitomo Pharmaceuticals of $3.0 million (reduced by $0.3 million Japanese withholding tax) in April 2000. In addition, Sumitomo Pharmaceuticals has paid us $27.9 million through March 31, 2001 in connection with supplying BDNF for preclinical and clinical use and paid us another $3.8 million in April 2001 for materials shipped at the end of 2000. In light of the recent BDNF clinical trial results, we would not expect to receive further payments from Sumitomo Pharmaceuticals for research progress payments, contract research and development, or contract manufacturing, other than amounts outstanding and any wind-down costs.

     We invested $1.8 million and $1.6 million for the three months ended March 31, 2001 and 2000, respectively, in property, plant, and equipment. In connection with the purchase and renovation of our Rensselaer facility, we obtained financing of $2.0 million from the New York State Urban Development Corporation in 1994, of which $1.5 million is outstanding. Under the terms of this UDC financing, we are not permitted to declare or pay dividends on our equity securities.

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

         As of March 31, 2001, we had no established banking arrangements through which we could obtain short-term financing or a line of credit. We may seek additional funding through, among other things, future collaboration agreements and public or private financing. We cannot assure you that additional financing will be available to us or, if available, that it will be available on acceptable terms. In April 2000, we completed a public offering of 2.6 million shares of Common Stock at a price of $29.75 per share and received proceeds, after commissions and expenses, of $72.9 million. In August 2000, we sold 573,630 shares of Common Stock to Procter & Gamble at a price of $29.75 per share and received total proceeds of $17.1 million. The sale of stock to Procter & Gamble was made pursuant to a 1997 securities purchase agreement. In March 2001, we completed a public offering in which we issued 6.5 million shares of Common Stock at a price of $25.00 per share and received proceeds, after commissions and expenses, of $153.7 million. In April 2001, we sold an additional 130,000 shares of Common Stock pursuant to the underwriters' over-allotment option from the March 2001 public offering at a price of $25.00 per share and received proceeds, after commissions and estimated expenses, of $3.1 million.

     At March 31, 2001, we had $299.2 million in cash, cash equivalents, and marketable securities. We expect to incur substantial funding requirements for, among other things, research and development activities (including preclinical and clinical testing), expansion and validation of manufacturing facilities, and the acquisition of equipment. We currently anticipate that for the remainder of 2001 and 2002, approximately 50-70% of our expenditures will be directed toward the preclinical and clinical development of product candidates, including AXOKINE, Pegylated AXOKINE, IL-1 Trap, IL-4/13 Trap, VEGF Trap, NT-3, and the Angiopoietins; approximately 10-30% of our expenditures will cover our basic research activities; approximately 5-15% of our expenditures will be directed toward the continued development of our novel technology platforms, including potential efforts to commercialize these technologies; and the remainder of our expenditures will be for general corporate purposes, including capital expenditures and working capital. The amount we need to fund operations and the allocation of our resources will depend on various factors, including the status of competitive products, the success of our research and development programs, the potential future need to expand our professional and support staff and facilities, the status of patents and other intellectual property rights, the delay or failure of a clinical trial of any of our potential drug candidates, and the continuation, extent, and success of any collaborative research arrangements (including those with Procter & Gamble, Medarex, Emisphere Technologies, Inc., and Amgen). We believe that our existing capital resources will enable us to meet operating needs through at least 2002. However, this is a forward-looking statement based on our current operating plan, and we cannot assure you that there will be no change in projected revenues or expenses that would lead to our capital being consumed significantly before such time. If there is insufficient capital to fund all of our planned operations and activities, we believe we would prioritize available capital to fund preclinical and clinical development of our product candidates.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

         We caution shareholders and potential investors that the following important factors, among others, in some cases have affected, and in the future could affect, our actual results and could cause our actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, us. The statements under this caption are intended to serve as cautionary statements within the meaning of the Private Securities Litigation Reform Act of 1995. The following information is not intended to limit in any way the characterization of other statements or information under other captions as cautionary statements for such purpose:

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

         - In addition to the safety, efficacy, manufacturing, and regulatory hurdles faced by our drug candidates, the administration of recombinant proteins frequently causes an immune response, resulting in the creation of antibodies against the therapeutic protein. The antibodies can have no effect or can totally neutralize the effectiveness of the protein, or require that higher doses be used to obtain a therapeutic effect. In some cases, the antibody can cross react with the patient's own proteins, resulting in an "auto-immune type" disease. Whether antibodies will be created can often not be predicted from preclinical experiments and their appearance is often delayed, so that there can be no assurance that neutralizing antibodies will not be created at a later date -- in some cases even after pivotal clinical trials have been successfully completed. Patients who have been treated with AXOKINE and NT-3 have developed antibodies.

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

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits

                  None


(b)      Reports

                  Form 8-K: On January 25, 2001, we issued a press release announcing our operating results for the fourth quarter and year ended December 31, 2000.

                  Form 8-K/A: On January 25, 2001, we issued a revised press release to correct a minor typographical error contained in the press release issued earlier in the day.

                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            Regeneron Pharmaceuticals, Inc.





Date: May 11, 2001          By: /s/ Murray A. Goldberg
                                ------------------------------------------------
                                Murray A. Goldberg
                                Senior Vice President, Finance & Administration, Chief Financial Officer, Treasurer, and Assistant Secretary