Form 10-Q
period 2001-06-30
REGENERON PHARMACEUTICALS INC
filed 2001-08-13
CIK 872589

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         (Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended      June 30, 2001
                                        ----------------------
                                                      OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from               to
                                        -------------    --------------

         Commission File Number     0-19034
                                --------------

                         REGENERON PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)

                 New York                                   13-3444607
     (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                    Identification No.)


   777 Old Saw Mill River Road
       Tarrytown, New York                                  10591-6707
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

                                 Yes [X]  No[ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 31, 2001:

           Class of Common Stock                    Number of Shares
           ---------------------                    ----------------
      Class A Stock, $0.001 par value                   2,570,789
      Common Stock, $0.001 par value                   41,104,769

                         REGENERON PHARMACEUTICALS, INC.
                                TABLE OF CONTENTS
                                  JUNE 30, 2001


                                                                                   PAGE NUMBERS
                                                                                   ------------
PART I   FINANCIAL INFORMATION


Item 1      Financial Statements

            Condensed balance sheets (unaudited) at June 30, 2001 and
            December 31, 2000                                                              3

            Condensed statements of operations (unaudited) for the three
            months and six months ended June 30, 2001 and 2000                             4

            Condensed statement of stockholders' equity (unaudited) for the
            six months ended June 30, 2001                                                 5

            Condensed statements of cash flows (unaudited) for the
            six months ended June 30, 2001 and 2000                                        6

            Notes to condensed financial statements                                     7-14

Item 2      Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                                  15-26

Item 3      Quantitative & Qualitative Disclosure About Market Risk                       26


PART II  OTHER INFORMATION

Item 4      Submission of Matters to a Vote of Security Holders                           27

Item 6      Exhibits and Reports on Form 8-K                                              27



SIGNATURE PAGE                                                                            28

PART I.  FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

REGENERON PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS AT JUNE 30, 2001 AND DECEMBER 31, 2000 (Unaudited) (In thousands, except share data)

                                                                                         JUNE 30,          DECEMBER 31,
                              ASSETS                                                       2001                2000
                                                                                        ---------           ---------
Current assets
    Cash and cash equivalents                                                           $ 142,955           $  30,978
    Marketable securities                                                                 101,852              86,634
    Receivable due from The Procter & Gamble Company                                        2,522               6,907
    Receivable due from Merck & Co., Inc.                                                      94               1,447
    Receivable due from Amgen-Regeneron Partners                                            1,488               1,604
    Receivable due from Sumitomo Pharmaceuticals Co., Ltd.                                    276               3,877
    Prepaid expenses and other current assets                                               1,332                 780
    Inventory                                                                               2,263               1,915
                                                                                        ---------           ---------
       Total current assets                                                               252,782             134,142

Marketable securities                                                                      45,658              36,758
Investment in Amgen-Regeneron Partners                                                         74                 267
Property, plant, and equipment, at cost, net of accumulated
    depreciation and amortization                                                          37,619              36,934
Other assets                                                                                  162                 173
                                                                                        ---------           ---------
       Total assets                                                                     $ 336,295           $ 208,274
                                                                                        =========           =========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable and accrued expenses                                               $   8,304           $   9,446
    Deferred revenue, current portion                                                       4,054               3,728
    Capital lease obligations, current portion                                                501                 545
    Note payable, current portion                                                              67                  67
                                                                                        ---------           ---------
       Total current liabilities                                                           12,926              13,786

Deferred revenue                                                                            8,036               9,995
Capital lease obligations                                                                     316                 603
Note payable                                                                                1,433               1,466
Other liabilities                                                                             290                 294

Commitments and contingencies

Stockholders' equity
    Preferred stock, $.01 par value; 30,000,000 shares authorized; issued and outstanding - none
    Class A Stock, convertible, $.001 par value; 40,000,000 shares authorized;
        2,571,097 shares issued and outstanding in 2001
        2,612,845 shares issued and outstanding in 2000                                         3                   3
    Common Stock, $.001 par value; 60,000,000 shares authorized;
        41,066,302 shares issued and outstanding in 2001
        34,197,104 shares issued and outstanding in 2000                                       41                  34
    Additional paid-in capital                                                            564,795             406,391
    Unearned compensation                                                                  (1,073)             (1,314)
    Accumulated deficit                                                                  (251,389)           (223,518)
    Accumulated other comprehensive income                                                    917                 534
                                                                                        ---------           ---------
       Total stockholders' equity                                                         313,294             182,130
                                                                                        ---------           ---------
       Total liabilities and stockholders' equity                                       $ 336,295           $ 208,274
                                                                                        =========           =========


    The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)


                                                        THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                                          2001               2000               2001               2000
                                                        --------           --------           --------           --------
Revenues
       Contract research and development                $  3,118           $  9,231           $  6,532           $ 18,446
       Research progress payments                                             2,700                                 2,700
       Contract manufacturing                              2,661              2,618              5,560              3,994
                                                        --------           --------           --------           --------
                                                           5,779             14,549             12,092             25,140
                                                        --------           --------           --------           --------
Expenses
       Research and development                           19,596             15,425             36,401             28,301
       Contract manufacturing                              1,885              1,265              4,073              4,316
       General and administrative                          2,383              1,741              4,414              3,521
                                                        --------           --------           --------           --------
                                                          23,864             18,431             44,888             36,138
                                                        --------           --------           --------           --------
Loss from operations                                     (18,085)            (3,882)           (32,796)           (10,998)
                                                        --------           --------           --------           --------
Other income, net
       Investment income                                   3,540              2,211              6,312              3,437
       Loss in Amgen-Regeneron Partners                     (246)            (1,080)            (1,297)            (2,351)
       Interest expense                                      (43)              (103)               (90)              (167)
                                                        --------           --------           --------           --------
                                                           3,251              1,028              4,925                919
                                                        --------           --------           --------           --------
Net loss before cumulative effect of a change
       in accounting principle                           (14,834)            (2,854)           (27,871)           (10,079)
Cumulative effect of adopting Staff Accounting
       Bulletin 101 ("SAB 101")                                                                                    (1,563)
                                                        --------           --------           --------           --------
Net loss                                                ($14,834)          ($ 2,854)          ($27,871)          ($11,642)
                                                        ========           ========           ========           ========
Net loss per share amounts, basic and diluted:
       Net loss before cumulative effect of a
           change in accounting principle               ($  0.34)          ($  0.08)          ($  0.69)          ($  0.30)
       Cumulative effect of adopting SAB 101                                                                        (0.05)
                                                        --------           --------           --------           --------
           Net loss                                     ($  0.34)          ($  0.08)          ($  0.69)          ($  0.35)
                                                        ========           ========           ========           ========


    The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
FOR THE SIX MONTHS ENDED JUNE 30, 2001
(In thousands)




                                                             CLASS A STOCK      COMMON STOCK     ADDITIONAL
                                                            ---------------   ----------------    PAID-IN      UNEARNED
                                                            SHARES   AMOUNT   SHARES    AMOUNT    CAPITAL    COMPENSATION
                                                            ------   ------   ------    ------    -------    ------------

Balance, December 31, 2000                                   2,613     $3     34,197      $34     $406,391      ($1,314)
Issuance of Common Stock in a public offering
     at $25.00 per share                                                       6,630        7      165,743
Cost associated with issuance of equity
     securities                                                                                     (9,076)
Issuance of Common Stock in connection with
     exercise of stock options                                                   139                 1,132
Issuance of restricted Common Stock under
     Long-Term Incentive Plan                                                      4                   128         (128)
Issuance of Common Stock to Medtronic, Inc. in
     connection with a cashless exercise of warrants                              37
Issuance of Common Stock in connection with
     Company 401(k) Savings Plan contribution                                     17                   477
Conversion of Class A Stock to Common Stock                    (42)               42
Amortization of unearned compensation                                                                               369
Net loss
Change in net unrealized gain on
     marketable securities

                                                          -----------------------------------------------------------------
     Balance, June 30, 2001                                  2,571     $3     41,066      $41     $564,795      ($1,073)
                                                          =================================================================



                                                                           ACCUMULATED
                                                                              OTHER            TOTAL
                                                            ACCUMULATED   COMPREHENSIVE     STOCKHOLDERS'     COMPREHENSIVE
                                                              DEFICIT         INCOME           EQUITY             LOSS
                                                              -------         ------           ------             ----
Balance, December 31, 2000                                   ($223,518)        $534           $182,130
Issuance of Common Stock in a public offering
     at $25.00 per share                                                                       165,750
Cost associated with issuance of equity
     securities                                                                                 (9,076)
Issuance of Common Stock in connection with
     exercise of stock options                                                                   1,132
Issuance of restricted Common Stock under
     Long-Term Incentive Plan
Issuance of Common Stock to Medtronic, Inc. in
     connection with a cashless exercise of warrants
Issuance of Common Stock in connection with
     Company 401(k) Savings Plan contribution                                                      477
Conversion of Class A Stock to Common Stock
Amortization of unearned compensation                                                              369
Net loss                                                       (27,871)                        (27,871)         ($27,871)
Change in net unrealized gain on
     marketable securities                                                      383                383               383

                                                          -----------------------------------------------------------------
     Balance, June 30, 2001                                  ($251,389)        $917           $313,294          ($27,488)
                                                          =================================================================

    The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)


                                                                                              SIX MONTHS ENDED JUNE 30,
                                                                                              2001                2000
                                                                                            ---------           --------
Cash flows from operating activities
    Net loss                                                                                ($ 27,871)          ($11,642)
                                                                                            ---------           --------
    Adjustments to reconcile net loss to net cash
     used in operating activities
      Loss in Amgen-Regeneron Partners                                                          1,297              2,351
      Depreciation and amortization                                                             2,748              1,971
      Cumulative effect of a change in accounting principle                                                        1,563
      Non-cash compensation expense                                                               369
      Changes in assets and liabilities
        Decrease (increase) in amounts due from The Procter & Gamble Company                    4,385             (7,263)
        Decrease (increase) in amounts due from Merck & Co., Inc.                               1,353               (321)
        Decrease (increase) in amounts due from Amgen-Regeneron Partners                          116             (1,529)
        Decrease (increase) in amounts due from Sumitomo Pharmaceuticals Co., Ltd.              3,601               (152)
        Increase in investment in Amgen-Regeneron Partners                                     (1,104)            (2,632)
        Increase in prepaid expenses and other assets                                            (442)              (557)
        Decrease (increase) in inventory                                                          209             (2,598)
        Decrease in deferred revenue                                                           (1,633)            (1,259)
        (Decrease) increase in accounts payable, accrued expenses,
           and other liabilities                                                                 (803)             1,914
                                                                                            ---------           --------
                  Total adjustments                                                            10,096             (8,512)
                                                                                            ---------           --------
           Net cash used in operating activities                                              (17,775)           (20,154)
                                                                                            ---------           --------

Cash flows from investing activities
    Purchases of marketable securities                                                        (75,999)           (28,300)
    Sales of marketable securities                                                             52,165             35,324
    Capital expenditures                                                                       (3,856)            (4,289)
                                                                                            ---------           --------
           Net cash (used in) provided by investing activities                                (27,690)             2,735
                                                                                            ---------           --------

Cash flows from financing activities
    Net proceeds from the issuance of stock                                                   157,806             76,211
    Principal payments on note payable                                                            (33)               (28)
    Capital lease payments                                                                       (331)              (710)
                                                                                            ---------           --------
           Net cash provided by financing activities                                          157,442             75,473
                                                                                            ---------           --------

           Net increase in cash and cash equivalents                                          111,977             58,054
                                                                                            ---------           --------

Cash and cash equivalents at beginning of period                                               30,978             23,697
                                                                                            ---------           --------

           Cash and cash equivalents at end of period                                       $ 142,955           $ 81,751
                                                                                            =========           ========


    The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)


1.    INTERIM FINANCIAL STATEMENTS

      The interim Condensed Financial Statements of Regeneron Pharmaceuticals, Inc. ("Regeneron" or the "Company") have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures necessary for a presentation of the Company's financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for such periods. The results of operations for any interim periods are not necessarily indicative of the results for the full year. The December 31, 2000 Condensed Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. As discussed in Notes 2 and 13 below, the operating results for the three and six months ended June 30, 2000 have been restated from amounts previously reported to reflect the adoption of a new accounting principle for revenue recognition and reclassification of depreciation and amortization expense, respectively.

2.    REVENUE RECOGNITION AND CHANGE IN ACCOUNTING PRINCIPLE

      During the fourth quarter of 2000, the Company changed its method of accounting for revenue recognition to conform with the guidance provided by Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). The change in accounting method was effective January 1, 2000 and, accordingly, the previously issued interim financial statements for the quarters ended March 31, June 30, and September 30, 2000 have been restated to reflect the adoption of SAB 101 as if it had occurred on January 1, 2000. The cumulative effect of adopting SAB 101 at January 1, 2000 amounted to $1,563 of additional loss as of that date, with a corresponding increase to deferred revenue to be recognized in subsequent periods. $186 of that deferred revenue, or $93 per quarter, is included in contract research and development revenue in both the six month period ended June 30, 2001 and 2000. The $1,563 represents a portion of a 1989 payment received from Sumitomo Chemical Company, Ltd. in consideration for a fifteen year limited right of first negotiation to license up to three of the Company's product candidates in Japan. The effect of income taxes on the cumulative effect adjustment was immaterial.

3.    STATEMENT OF CASH FLOWS

      Supplemental disclosure of noncash investing and financing activities:

      Included in accounts payable and accrued expenses at June 30, 2001 and December 31, 2000 are $806 and $672, respectively, of accrued capital expenditures. Included in accounts payable and accrued expenses at June 30, 2000 and December 31, 1999 are $295 and $697, respectively, of accrued capital expenditures.

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

      Included in marketable securities at June 30, 2001 and December 31, 2000 are $2,246 and $2,345 of accrued interest income, respectively. Included in marketable securities at June 30, 2000 and December 31, 1999 are $1,477 and $1,259 of accrued interest income, respectively.

4.    INVENTORIES

      Inventories consist primarily of raw materials and other direct and indirect costs associated with production of an intermediate for a Merck & Co., Inc. pediatric vaccine under a long-term manufacturing agreement.

      Inventories as of June 30, 2001 and December 31, 2000 consist of the following:

                                 June 30,       December 31,
                                  2001              2000
                                  ----              ----
      Raw materials              $   508           $  535(2)
      Work-in-process                   (1)            53(3)
      Finished products            1,755            1,327
                                 -------           ------
                                 $ 2,263           $1,915
                                 =======           ======

      (1)  Net of reserves of $510.

      (2)  Net of reserves of $255.

      (3)  Net of reserves of $830.

5.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

      Accounts payable and accrued expenses as of June 30, 2001 and December 31, 2000 consist of the following:

                                                June 30,      December 31,
                                                  2001            2000
                                                  ----            ----
      Accounts payable                           $2,377          $2,590
      Accrued payroll and related costs           2,353           2,630
      Accrued clinical trial expense              2,494           2,308
      Accrued expenses, other                     1,080           1,918
                                                 ------          ------
                                                 $8,304          $9,446
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

      Selected operating statement data of the Partnership for the three and six months ended June 30, 2001 and 2000 is as follows:

                             Three Months Ended June 30,         Six Months Ended June 30,
                             ---------------------------         -------------------------
                                2001             2000              2001              2000
                                ----             ----              ----              ----
      Interest income          $  44           $    86           $   113           $   164
      Total expenses            (537)           (2,246)           (2,707)           (4,865)
                               -----           -------           -------           -------
         Net loss              ($493)          ($2,160)          ($2,594)          ($4,701)
                               =====           =======           =======           =======

7.    COMPREHENSIVE LOSS

      Comprehensive loss represents the change in net assets of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss of the Company includes net loss adjusted for the change in net unrealized gain or loss on marketable securities. The net effect of income taxes on comprehensive loss is immaterial. For the six months ended June 30, 2001 and 2000, the components of comprehensive loss are:

                                                                    Six Months Ended June 30,
                                                                   ---------------------------
                                                                     2001               2000
                                                                     ----               ----
      Net loss                                                     ($27,871)          ($11,642)
      Change in net unrealized gain on marketable securities            383                 72
                                                                   --------           --------
             Total comprehensive loss                              ($27,488)          ($11,570)
                                                                   ========           ========

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)


8.    EQUITY TRANSACTIONS

      On March 23, 2001 the Company completed a public offering in which it issued 6.5 million shares of Common Stock at a price of $25.00 per share and received proceeds, after commissions and expenses, of $153.6 million. On April 11, 2001, the Company sold an additional 130,000 shares of Common Stock pursuant to the underwriters' over-allotment option from the March 2001 public offering at a price of $25.00 per share for proceeds to the Company, after commissions and expenses, of $3.1 million.

      In March 2001, Medtronic, Inc. exercised 107,400 warrants with an exercise price of $21.72 per share on a "cashless" basis and received 37,306 shares of the Company's Common Stock.

9.    STOCK COMPENSATION

      The Company awards shares of Restricted Stock under the Regeneron Pharmaceuticals, Inc. Long-Term Incentive Plan. Restrictions on these shares lapse with respect to 25% of the shares every six months over a two-year period. In accordance with generally accepted accounting principles, the Company records unearned compensation in Stockholders' Equity related to these awards. The amount is based on the fair market value of shares of the Company's Common Stock on the date of the Restricted Stock award and is expensed, on a pro rata basis, over the two year period that the restrictions lapse. For the three and six months ended June 30, 2001, the Company recognized compensation expense related to Restricted Stock awards of $188 and $369, respectively. No stock-based compensation expense was recognized during 2000.

      REGENERON PHARMACEUTICALS, INC.
      NOTES TO CONDENSED FINANCIAL STATEMENTS
      (Dollars in thousands, except per share data)

10.   PER SHARE DATA

      The Company's basic net loss per share amounts have been computed by dividing net loss by the weighted average number of Common and Class A shares outstanding. For the three and six months ended June 30, 2001 and 2000, the Company reported net losses; therefore, no common stock equivalents were included in the computation of diluted net loss per share, since such inclusion would have been antidilutive. The calculations of basic and diluted net loss per share are as follows:

                                        Three Months Ended June 30,
                                -------------------------------------------
                                Net Loss, in       Shares, in
                                  thousands         thousands     Per Share
                                 (Numerator)      (Denominator)    Amount
                                ------------      -------------   ---------
      2001:
          Basic and Diluted         ($14,834)         43,547         ($0.34)

      2000:
          Basic and Diluted         ($ 2,854)         34,971         ($0.08)


                                          Six Months Ended June 30,
                                -------------------------------------------
                                Net Loss, in       Shares, in
                                 thousands          thousands     Per Share
                                (Numerator)       (Denominator)    Amount
                                ------------      -------------   ---------
      2001:
          Basic and Diluted         ($27,871)         40,510         ($0.69)

      2000:
          Basic and Diluted         ($11,642)         33,449         ($0.35)

      Options and warrants which have been excluded from the diluted per share amounts because their effect would have been antidilutive include the following:

                               Three months ended June 30,   Six months ended June 30,
                               ---------------------------   -------------------------
                                   2001            2000         2001           2000
                                   ----            ----         ----           ----
      Weighted Average
      Number, in thousands         7,538           7,694        7,580         7,910

      Weighted Average
      Exercise Price              $18.91          $10.19       $18.96         $9.72

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

      The tables below present information about reported segments for the three and six months ended June 30, 2001 and 2000:


                                                    Three Months Ended June 30, 2001
                                  ------------------------------------------------------------------
                                   Research &          Contract         Reconciling
                                  Development        Manufacturing          Items            Total
                                  -----------        -------------      ------------       ---------
      Revenues                     $    3,118         $     2,661                 -         $  5,779
      Loss in Amgen-
        Regeneron Partners                246                    -                -              246
      Depreciation and
        amortization                    1,419                    -(2)             -            1,419
      Interest expense                     31                   12                -               43
      Net (loss) income               (19,138)                 764      $     3,540(1)       (14,834)
      Capital expenditures              2,128                   24                -            2,152


                                                          Three Months Ended June 30, 2000
                                  ------------------------------------------------------------------
                                   Research &          Contract         Reconciling
                                  Development        Manufacturing          Items            Total
                                  -----------        -------------      ------------       ---------
       Revenues                    $   11,931         $    2,618                -           $ 14,549
       Loss in Amgen-
       Regeneron Partners               1,080                  -                -              1,080
       Depreciation and
         amortization                   1,045                  -(2)             -              1,045
       Interest expense                    78                 25                -                103
       Net (loss) income               (6,393)             1,328        $   2,211(1)          (2,854)
       Capital expenditures             2,206                 34                -              2,240


      REGENERON PHARMACEUTICALS, INC.
      NOTES TO CONDENSED FINANCIAL STATEMENTS
      (Dollars in thousands, except per share data)


                                                Six Months Ended June 30, 2001
                               ----------------------------------------------------------------
                                Research &           Contract         Reconciling
                               Development        Manufacturing          Items           Total
                               -----------        -------------       -----------       -------
       Revenues                   $  6,532               $5,560               -         $ 12,092
       Loss in Amgen-
         Regeneron Partners          1,297                    -               -            1,297
       Depreciation and
         amortization                2,748                    -(2)            -            2,748
       Interest expense                 64                   26               -               90
       Net (loss) income           (35,644)               1,461        $  6,312(1)        27,871
       Capital expenditures          3,966                   25               -            3,991
       Total assets                 35,837                8,499         291,959(3)       336,295


                                                Six Months Ended June 30, 2000
                               -----------------------------------------------------------------
                                Research &           Contract         Reconciling
                               Development        Manufacturing          Items           Total
                               -----------        -------------       -----------       --------
       Revenues                   $ 21,146              $ 3,994               -         $ 25,140
       Loss in Amgen-
         Regeneron Partners          2,351                    -               -            2,351
       Depreciation and
         amortization                1,971                    -(2)            -            1,971
       Interest expense                111                   56               -              167
       Net (loss) income           (14,701)                (378)       $  3,437(1)        11,642
       Capital expenditures          3,824                   63               -            3,887
       Total assets                 17,690               37,243         147,184(3)       202,117


      (1)   Represents investment income.

      (2) Depreciation and amortization related to contract manufacturing is capitalized into inventory.

      (3) Includes cash and cash equivalents, marketable securities, prepaid expenses and other current assets, and other assets.

12.   LITIGATION

      In September 2000, Immunex Corporation filed a request with the European Patent Office seeking the declaration of an Opposition regarding the scope of the Company's European patent relating to Cytokine Traps. This is a legal challenge to the validity and scope of the Company's patent. Although the Company plans to defend the patent diligently, the scope of the patent may be adversely affected following the outcome of the Opposition. In addition to this patent challenge, the Company, from time to time, has been subject to legal claims arising in connection with its business. While the ultimate results of the patent challenge and legal claims cannot be predicted with certainty, at June 30, 2001 there were no asserted claims against the Company which, in the opinion of management, if adversely decided would have a material adverse effect on the Company's financial position, results of operations, and cash flows.

      REGENERON PHARMACEUTICALS, INC.
      NOTES TO CONDENSED FINANCIAL STATEMENTS
      (Dollars in thousands, except per share data)


13.   RECLASSIFICATIONS

      Certain reclassifications have been made to the financial statements for the three and six months ended June 30, 2000 to conform with the current period's presentation.

      Effective in 2001, the Company's financial statement presentation of depreciation and amortization in the Statements of Operations has been changed to allocate depreciation and amortization between research and development expense and general and administrative expense. Depreciation and amortization related to contract manufacturing expense was already included in contract manufacturing expense in 2000. The effect of this reclassification for the three and six months ended June 30, 2000, for the three months ended September 30, 2000 and for the year ended December 31, 2000 is presented in the following table.

                                             Second Quarter Ended              Six Months Ended
                                                June 30, 2000                   June 30, 2000
                                                 (Unaudited)                     (Unaudited)
                                         ----------------------------   -----------------------------
                                         As Previously        As        As Previously         As
                                            Reported     Reclassified      Reported      Reclassified
                                         -------------   ------------   -------------    ------------
       Expenses
       Research and development              $14,410         $15,425        $26,385        $28,301
       General and administrative              1,711           1,741          3,466          3,521
       Depreciation and amortization           1,045                          1,971
       Contract manufacturing                  1,265           1,265          4,316          4,316
                                             -------         -------        -------        -------
         Total                               $18,431         $18,431        $36,138        $36,138
                                             =======         =======        =======        =======


                                             Third Quarter Ended                  Year Ended
                                             September 30, 2000               December 31, 2000
                                                 (Unaudited)                     (Unaudited)
                                         ----------------------------   -----------------------------
                                         As Previously        As        As Previously         As
                                            Reported     Reclassified      Reported      Reclassified
                                         -------------   ------------   -------------    ------------
       Expenses
       Research and development              $14,085         $15,207        $56,256        $60,559
       General and administrative              1,737           1,769          8,309          8,427
       Depreciation and amortization           1,154                          4,421
       Contract manufacturing                  2,512           2,512         15,566         15,566
                                             -------         -------        -------        -------
         Total                               $19,488         $19,488        $84,552        $84,552
                                             =======         =======        =======        =======


14.   FUTURE IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

      The Financial Accounting Standards Board has recently issued Statement of Financial Accounting Standards No. 141, Business Combinations and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which the Company will be required to adopt in future periods. Management believes that the future adoption of these accounting standards will not have a material impact on the Company's financial statements.

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

      - AXOKINE(R): Acts on the brain region regulating food intake and energy expenditure and is being developed for the treatment of obesity. In November 2000, we announced the preliminary results of a twelve-week Phase II dose-ranging trial of AXOKINE in 170 severely obese patients. In the trial, AXOKINE was generally well tolerated and patients treated with AXOKINE showed medically meaningful and statistically significant weight loss compared to those receiving placebo. In July 2001, we reported that patients who completed 24 weeks of follow-up after cessation of treatment, on average, maintained the weight loss observed in the twelve-week treatment period. In July 2001, we initiated a Phase III program of testing AXOKINE in overweight and obese patients. The initial study will enroll approximately 2,000 patients in over 60 sites across the United States.

      - PEGYLATED AXOKINE: Chemically modified version of AXOKINE that is being developed as a more potent, longer-acting form of the protein. Pegylated AXOKINE currently is in late-stage preclinical development and we anticipate initiating a Phase I clinical trial in the second half of 2001.

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

      - VEGF TRAP: Protein-based antagonist to Vascular Endothelial Growth Factor (called VEGF, also known as Vascular Permeability Factor or
            VPF). VEGF is required for the growth of blood vessels that are needed for tumors to grow and is a potent regulator of vascular permeability and leak. The VEGF Trap is expected to enter a Phase I clinical trial in mid-2001.

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

      In addition to the above programs which we are conducting independent of any corporate partners, we have formed collaborations to advance other research and development efforts. We are conducting research with The Procter & Gamble Company in muscle diseases and other fields. We are also collaborating with Medarex, Inc. to discover, develop, and commercialize certain human antibodies as therapeutics. In partnership with Amgen Inc., we have development rights to Neurotrophin-3, or NT-3, for the treatment of constipating conditions. In all of these research collaborations, we retain 50% of the commercialization rights.

DISCUSSION OF SECOND QUARTER 2001 ACTIVITIES

      In November 2000, we announced the preliminary results of a Phase II clinical trial, which tested the safety and efficacy of AXOKINE in severely obese patients. The Phase II trial was a randomized, double-blind, placebo-controlled, out-patient study conducted with 170 patients at seven sites in the United States. The trial established an optimal daily dose of AXOKINE of
1.0 mcg/kg. Patients who received the optimal dose over the twelve-week treatment period averaged 10 pounds more weight loss than patients on placebo. Moreover, 46% of the patients in the optimal dose group lost at least 10 pounds, compared to just 5% of the patients who received placebo. No serious adverse events associated with the drug were reported during the trial and the drug was generally well tolerated. In February 2001, we announced that based on a preliminary analysis of interim data, patients who received AXOKINE therapy during the Phase II study maintained their average weight loss during the twelve weeks following their last AXOKINE treatment, relative to patients who received placebo. In July 2001, we reported that patients who completed 24 weeks of follow-up after cessation of treatment, on average, maintained the weight loss observed in the twelve-week treatment period.

      In July 2001, we initiated a Phase III clinical program of AXOKINE in overweight and obese patients. The initial pivotal trial will enroll approximately 2,000 patients at over 60 study sites across the United States in a double-blind, randomized, placebo-controlled study. This trial will have a twelve-month treatment period, in which patients will receive daily subcutaneous self-injections of placebo or AXOKINE at a dose of 1.0 microgram (mcg) per kilogram (kg) of body weight. The treatment period will be followed by a twelve-month open-label safety extension phase, during which all patients will receive AXOKINE. Endpoints of the study are based on changes in body weight versus baseline during the treatment period. As part of the overall Phase III program, Regeneron will conduct additional confirmatory and ancillary studies of AXOKINE in obese and obese diabetic patients. These studies will vary in duration and size and are planned to be completed within the same time frame as the initial pivotal study described above. The Phase III program is expected to enroll approximately 4,000 subjects in total.

      Amgen-Regeneron Partners, the partnership equally owned by Amgen Inc. and us, has the development rights to NT-3 in the United States. In 2000, we, on behalf of Amgen-Regeneron Partners initiated Phase II studies of NT-3 in patients with functional constipation and spinal cord injury patients with bowel dysfunction. We are currently evaluating preliminary data from these studies, and based in part on this data Amgen-Regeneron Partners will determine whether and how to proceed with the development of NT-3.

      A minority of all research and development programs ultimately results in commercially successful drugs; it is not possible to predict whether any program will succeed until it actually produces a drug that is commercially marketed for a significant period of time. In addition, in each of the areas of our independent and collaborative activities, other companies and entities are actively pursuing competitive paths toward similar objectives. The results of the Company's and its collaborators' past activities in connection with the research and development of AXOKINE, Cytokine Traps, Angiopoietins, cancer, abnormal bone growth, muscle atrophy, small molecules, NT-3, and other programs or areas of research or development do not necessarily predict the results or success of current or future activities including, but not limited to, any additional preclinical or clinical studies. We cannot predict whether, when, or under what conditions any of our research or product candidates, including without limitation AXOKINE, IL-1 Trap or NT-3, will be shown to be safe or effective to treat any human condition or be approved for marketing by any regulatory agency. The delay or failure of current or future studies to demonstrate the safety or efficacy of its product candidates to treat human conditions or to be approved for marketing could have a material adverse impact on Regeneron. We discuss the risks associated with drug development in the section of this report titled "Factors That May Affect Future Operating Results."

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

      From inception on January 8, 1988 through June 30, 2001, we had a cumulative loss of $251.4 million. In the absence of revenues from the commercialization of our product candidates or other sources, the amount, timing, nature, or source of which cannot be predicted, our losses will continue as we conduct our research and development activities. Our activities may expand over time and may require additional resources and our operating losses may be substantial over at least the next several years. Our losses may fluctuate from quarter to quarter and will depend, among other factors, on the timing of certain expenses and on the progress of our research and development efforts.

RESULTS OF OPERATIONS

      Three months ended June 30, 2001 and 2000. Our total revenue decreased to $5.8 million for the second quarter of 2001 from $14.5 million for the same period in 2000. Contract research and development revenue decreased to $3.1 million in the second quarter of 2001 from $9.2 million for the same period in 2000. Under our long-term collaboration agreement with Procter & Gamble, research payments decreased effective in the first quarter of 2001 to $2.5 million per quarter versus $7.1 million for the same period of 2000. In addition, revenue from Amgen-Regeneron Partners decreased to $0.3 million for the second quarter of 2001 from $1.4 million for the same period in 2000 due primarily to the cessation of clinical trial activity on brain derived neurotrophic factor, or BDNF, in January 2001. In the second quarter of 2000, research progress payments consisted of a payment of $3.0 million (reduced by $0.3 million of Japanese withholding tax) from Sumitomo Pharmaceuticals related to the development of BDNF in Japan. Contract manufacturing revenue, related primarily to a long-term agreement with Merck & Co., Inc. (Merck) to manufacture a vaccine intermediate, was $2.7 million and $2.6 million for the second quarters of 2001 and 2000, respectively.

      Our total operating expenses increased to $23.9 million in the second quarter of 2001 from $18.4 million for the same period in 2000. Research and development expenses increased to $19.6 million in the second quarter of 2001 from $15.4 million for the same period in 2000, primarily as a result of higher staffing and increased activity in our preclinical and clinical research programs. Research and development expenses were 82% of total operating expenses in the second quarter of 2001, compared to 84% for the same period in 2000. Contract manufacturing expenses increased to $1.9 million in the second quarter of 2001 from $1.3 million for the same period in 2000 due primarily to higher costs associated with commercial production under our long-term agreement with Merck. General and administrative expenses increased to $2.4 million in the second quarter of 2001 from $1.7 million for the same period of 2000, due primarily to higher administrative staffing and related occupancy costs.

      Investment income increased to $3.5 million for the second quarter of 2001 from $2.2 million for the same period in 2000 due to interest earned on the proceeds of our public offerings in March 2001 and April 2000 and our sale of Common Stock to Procter & Gamble in August 2000. The loss in Amgen-Regeneron Partners decreased to $0.2 million for the second quarter of 2001 from $1.1 million for the same period in 2000 due primarily to the cessation of clinical trial activity on BDNF in January 2001.

      The Company's net loss for the second quarter of 2001 was $14.8 million, or $0.34 per share (basic and diluted), compared to a net loss of $2.9 million, or $0.08 per share (basic and diluted), for the same period in 2000.

      Six months ended June 30, 2001 and 2000. Our total revenue decreased to $12.1 million for the six months ended June 30, 2001 from $25.1 million for the same period in 2000, as higher contract manufacturing revenue was more than offset by decreases in contract research and development revenue and research progress payments. Contract research and development revenue decreased to $6.5 million for the six months ended June 30, 2001 from $18.4 million for the same period in 2000. Under our long-term collaboration agreement with Procter & Gamble, research payments decreased effective in the first quarter of 2001 to $2.5 million per quarter from $7.1 million per quarter for the first two quarters of 2000. In addition, revenue from Amgen-Regeneron Partners decreased to $1.0 million for the six months ended June 30, 2001 from $3.3 million for the same period in 2000 due primarily to the cessation of clinical trial activity on BDNF in January 2001. In the first half of 2000, research progress payments consisted of a payment of $3.0 million (reduced by $0.3 million of Japanese withholding tax) from Sumitomo Pharmaceuticals related to the development of BDNF in Japan. Contract manufacturing revenue, related primarily to our long-term agreement with Merck to manufacture a vaccine intermediate, increased to $5.6 million in the first half of 2001 from $4.0 million for the same period in 2000, due to an increase in the revenue we received per shipment of intermediate to Merck during the first six months of 2001.

         Our total operating expenses increased to $44.9 million for the six months ended June 30, 2001 from $36.1 million for the same period in 2000. Research and development expenses increased to $36.4 million in the first six months of 2001 from $28.3 million for the same period in 2000, primarily as a result of higher staffing and increased activity in our preclinical and clinical research programs. Research and development expenses were 81% of total operating expenses for the first six months of 2001, compared to 78% for the same period in 2000. Contract manufacturing expenses decreased to $4.1 million in the first half of 2001 from $4.3 million for the same period in 2000 due, in part, to higher costs in the first quarter of 2000 associated with initiating commercial production at our Rensselaer, New York facility of both vaccine intermediate for Merck and BDNF for clinical use by Sumitomo Pharmaceuticals. We stopped producing clinical supplies of BDNF for Sumitomo Pharmaceuticals at the end of 2000. General and administrative expenses increased to $4.4 million in the first six months of 2001 from $3.5 million for the same period of 2000, due primarily to higher administrative staffing and related occupancy costs.

         Investment income increased to $6.3 million for the six months ended June 30, 2001 from $3.4 million for the same period in 2000 due to interest earned on the proceeds of our public offerings in March 2001 and April 2000 and our sale of Common Stock to Procter & Gamble in August 2000. The loss in Amgen-Regeneron Partners decreased to $1.3 million for the first half of 2001 from $2.4 million for the same period in 2000 due primarily to the cessation of clinical trial activity on BDNF in January 2001.

         During the fourth quarter of 2000, we changed our method of accounting for revenue recognition to conform with the guidance provided by Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, (SAB
101). The change in accounting method was effective January 1, 2000 and, as a result, we restated the previously issued interim financial statements for the six months ended June 30, 2000 to reflect the adoption of SAB 101 as if it had occurred on January 1, 2000. The cumulative effect of adopting SAB 101 as of January 1, 2000 was to increase our net loss by $1.6 million as of that date, or $0.05 per share, with a corresponding increase to deferred revenue to be recognized in subsequent periods. The SAB 101 adjustment relates to a portion of a 1989 payment received from Sumitomo Chemical Company, Ltd. in consideration for a fifteen year limited right of first negotiation to license up to three of our product candidates in Japan. In the first half of both 2001 and 2000, we recognized contract research and development revenue of $0.2 million that was included in the cumulative effect adjustment as of January 1, 2000.

         The Company's net loss for the six months ended June 30, 2001 was $27.9 million, or $0.69 per share (basic and diluted), compared to a net loss of $11.6 million, or $0.35 per share (basic and diluted), for the same period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

         Since our inception in 1988, we have financed our operations primarily through private placements and public offerings of our equity securities, revenue earned under our agreements with Amgen, Sumitomo Chemical, Sumitomo Pharmaceuticals, Merck, and Procter & Gamble, and investment income.

         In May 1997, we entered into a long-term collaboration agreement with Procter and Gamble. Procter & Gamble agreed over the first five years of the 1997 collaboration to purchase up to $60.0 million in Regeneron equity, of which $42.9 million was purchased in June 1997 and $17.1 million was purchased in August 2000, and provide funding in support of our research efforts related to the collaboration, of which we have received $54.2 million through June 30, 2001. In August 2000, Procter & Gamble made two non-recurring research progress payments to us totaling $3.5 million. In addition, in August 2000, we and Procter & Gamble signed a binding memorandum of understanding that resulted in a new long-term collaboration agreement, replacing the companies' 1997 agreement, effective as of December 31, 2000. The new agreement extends Procter & Gamble's obligation to fund Regeneron's research through December 2005, with no further research obligations by either party thereafter, and focuses the companies' collaborative research on therapeutic areas that are of particular interest to Procter & Gamble. Under the new agreement, beginning in the first quarter of 2001, research support from Procter & Gamble is $2.5 million per quarter, before adjustments for future inflation, through December 2005.

         Our activities relating to BDNF and NT-3, as agreed upon by Amgen and us, are being compensated by Amgen-Regeneron Partners for services rendered, and we recognize these amounts as revenue. In January 2001, Amgen-Regeneron Partners discontinued all development of BDNF for the potential treatment of amyotrophic lateral sclerosis, or ALS. We and Amgen fund Amgen-Regeneron Partners through capital contributions, and must make equal payments in order to maintain equal ownership and equal sharing of any profits or losses from the partnership. Our aggregate capital contribution to Amgen-Regeneron Partners from the partnership's inception in June 1993 through June 30, 2001 was $57.4 million. We expect that our capital contributions for the remainder of 2001 will total at least $1.1 million. These contributions could increase or decrease, depending upon, among other things, the nature and cost of any additional NT-3 studies that Amgen-Regeneron Partners may conduct.

         In connection with our agreement to collaborate with Sumitomo Pharmaceuticals in the research and development of BDNF in Japan, we received a research progress payment from Sumitomo Pharmaceuticals of $3.0 million (reduced by $0.3 million Japanese withholding tax) in April 2000. In addition, Sumitomo Pharmaceuticals has paid us $31.6 million through June 30, 2001 in connection with supplying BDNF for preclinical and clinical use. In light of the discontinuation of BDNF development for ALS, we do not expect to receive further payments from Sumitomo Pharmaceuticals for research progress payments, contract research and development, or contract manufacturing, other than amounts outstanding and any wind-down costs.

         Our additions to property, plant, and equipment for the six months ended June 30, 2001 and 2000 totaled $4.0 million and $3.9 million, respectively. In connection with the purchase and renovation of our Rensselaer facility, we obtained financing of $2.0 million from the New York State Urban Development Corporation in 1994, of which $1.5 million is outstanding. Under the terms of this UDC financing, we are not permitted to declare or pay dividends on our equity securities.

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

         As of June 30, 2001, we had no established banking arrangements through which we could obtain short-term financing or a line of credit. We may seek additional funding through, among other things, future collaboration agreements and public or private financing. We cannot assure you that additional financing will be available to us or, if available, that it will be available on acceptable terms. In April 2000, we completed a public offering of 2.6 million shares of Common Stock at a price of $29.75 per share and received proceeds, after commissions and expenses, of $72.9 million. In August 2000, we sold 573,630 shares of Common Stock to Procter & Gamble at a price of $29.75 per share and received total proceeds of $17.1 million. The sale of stock to Procter & Gamble was made pursuant to a 1997 securities purchase agreement. In March 2001, we completed a public offering in which we issued 6.5 million shares of Common Stock at a price of $25.00 per share and received proceeds, after commissions and expenses, of $153.6 million. In April 2001, we sold an additional 130,000 shares of Common Stock pursuant to the underwriters' over-allotment option from the March 2001 public offering at a price of $25.00 per share and received proceeds, after commissions and expenses, of $3.1 million.

         At June 30, 2001, we had $290.5 million in cash, cash equivalents, and marketable securities. We expect to incur substantial funding requirements for, among other things, research and development activities (including preclinical and clinical testing), expansion and validation of manufacturing facilities, and the acquisition of equipment. We currently anticipate that for the remainder of 2001 and 2002, approximately 50-70% of our expenditures will be directed toward the preclinical and clinical development of product candidates, including AXOKINE, Pegylated AXOKINE, IL-1 Trap, IL-4/13 Trap, VEGF Trap, and the Angiopoietins; approximately 10-30% of our expenditures will cover our basic research activities; approximately 5-15% of our expenditures will be directed toward the continued development of our novel technology platforms, including potential efforts to commercialize these technologies; and the remainder of our expenditures will be for general corporate purposes, including working capital. The amount we need to fund operations and the allocation of our resources will depend on various factors, including the status of competitive products, the success of our research and development programs, the potential future need to expand our professional and support staff and facilities, the status of patents and other intellectual property rights, the delay or failure of a clinical trial of any of our potential drug candidates, and the continuation, extent, and success of any collaborative research arrangements (including those with Procter & Gamble, Medarex, Emisphere Technologies, Inc., and Amgen). We believe that our existing capital resources will enable us to meet operating needs through at least 2002. However, this is a forward-looking statement based on our current operating plan, and we cannot assure you that there will be no change in projected revenues or expenses that would lead to our capital being consumed significantly before such time. If there is insufficient capital to fund all of our planned operations and activities, we believe we would prioritize available capital to fund preclinical and clinical development of our product candidates.

FUTURE IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         The Financial Accounting Standards Board has recently issued Statement of Financial Accounting Standards No. 141, Business Combinations and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which the Company will be required to adopt in future periods. Management believes that the future adoption of these accounting standards will not have a material impact on the Company's financial statements.

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

    - Failure of service providers upon whom we rely to carry out our clinical development programs, such as contract research organizations and third parties who fill and label our clinical supplies, to perform their contractual responsibilities. These failures could lead to delays in our clinical development programs.

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

    - Failure to have sufficient manufacturing capacity to make clinical supplies or commercial product in a timely and cost-competitive manner. Insufficient manufacturing capacity could delay clinical trials or limit commercial sale of marketed products.

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

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On June 8, 2001, we conducted our Annual Meeting of Shareholders pursuant to due notice. A quorum being present either in person or by proxy, the shareholders voted on the following matters:

         1. To elect three Directors to hold office for a three-year term as Class I directors, and until their successors are duly elected and qualified.

         2. To approve the selection of PricewaterhouseCoopers LLP as independent accountants for our fiscal year ending December 31, 2001.

         No other matters were voted on. The number of votes cast was:

                                                                         Withheld
                                                            For          Authority
                                                            ---          ---------
         1.  Election of Class I Directors
               Leonard S. Schleifer, M.D., Ph.D.         60,245,625      1,589,294
               Eric M. Shooter, Ph.D.                    61,589,192        245,727
               George D. Yancopoulos, M.D., Ph.D.        60,238,331      1,596,594

         The terms of office of George L. Sing, Alfred G. Gilman, M.D., Ph.D., Joseph L. Goldstein, M.D., Charles A. Baker, Michael S. Brown, M.D. and P. Roy Vagelos, M.D. continued after the meeting.

                                              For           Against      Abstain
                                              ---           -------      -------
         2.  Approval of accountants       61,788,741        32,733       13,445


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits

                  None


(b)      Reports

                  None

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               Regeneron Pharmaceuticals, Inc.





Date:  August 13, 2001         By: /s/ Murray A. Goldberg
                                   --------------------------------------------
                               Murray A. Goldberg
                               Senior Vice President, Finance & Administration,
                               Chief Financial Officer, Treasurer, and
                               Assistant Secretary