Form 10-Q
period 2001-09-30
REGENERON PHARMACEUTICALS INC
filed 2001-11-13
CIK 872589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2001

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	0-19034

REGENERON PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	13-3444607 (I.R.S. Employer Identification No.)

777 Old Saw Mill River Road Tarrytown, New York (Address of principal executive offices)	10591-6707 (Zip code)

(914) 347-7000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	X	No

         Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 31, 2001:

Class of Common Stock	Number of Shares

Class A Stock, $0.001 par value	2,570,789

Common Stock, $0.001 par value	41,163,133

REGENERON PHARMACEUTICALS, INC.

September 30, 2001

		Page Numbers

PART I	FINANCIAL INFORMATION

Item 1	Financial Statements

	Condensed balance sheets (unaudited) at September 30, 2001 and December 31, 2000	3

	Condensed statements of operations (unaudited) for the three months and nine months ended September 30, 2001 and 2000	4

	Condensed statement of stockholders’ equity (unaudited) for the nine months ended September 30, 2001	5

	Condensed statements of cash flows (unaudited) for the nine months ended September 30, 2001 and 2000	6

	Notes to condensed financial statements	7-15

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-27

Item 3	Quantitative & Qualitative Disclosure About Market Risk	28

PART II	OTHER INFORMATION

Item 6	Exhibits and Reports on Form 8-K	29

SIGNATURE PAGE		30

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

REGENERON PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS AT SEPTEMBER 30, 2001 AND DECEMBER 31, 2000 (Unaudited)
(In thousands, except share data)

	September 30,	December 31,
ASSETS	2001	2000

Current assets

Cash and cash equivalents	$99,974	$30,978

Marketable securities	140,735	86,634

Receivable due from The Procter & Gamble Company	2,500	6,907

Receivable due from Merck & Co., Inc.	334	1,447

Receivable due from Amgen-Regeneron Partners	713	1,604

Receivable due from Sumitomo Pharmaceuticals Co., Ltd.		3,877

Prepaid expenses and other current assets	5,415	780

Inventory	3,056	1,915

Total current assets	252,727	134,142

Marketable securities	27,319	36,758

Investment in Amgen-Regeneron Partners	867	267

Property, plant, and equipment, at cost, net of accumulated depreciation and amortization	37,418	36,934

Other assets	282	173

Total assets	$318,613	$208,274

LIABILITIES and STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable and accrued expenses	$10,120	$9,446

Deferred revenue, current portion	3,772	3,728

Capital lease obligations, current portion	456	545

Note payable, current portion	67	67

Total current liabilities	14,415	13,786

Deferred revenue	7,394	9,995

Capital lease obligations	230	603

Note payable	1,416	1,466

Other liabilities	287	294

Commitments and contingencies

Stockholders’ equity

Preferred stock, $.01 par value; 30,000,000 shares authorized; issued and outstanding — none

Class A Stock, convertible, $.001 par value; 40,000,000 shares authorized; 2,570,789 shares issued and outstanding in 2001

2,612,845 shares issued and outstanding in 2000	3	3

Common Stock, $.001 par value; 60,000,000 shares authorized; 41,160,798 shares issued and outstanding in 2001

34,197,104 shares issued and outstanding in 2000	41	34

Additional paid-in capital	565,435	406,391

Unearned compensation	(999)	(1,314)

Accumulated deficit	(271,320)	(223,518)

Accumulated other comprehensive income	1,711	534

Total stockholders’ equity	294,871	182,130

Total liabilities and stockholders’ equity	$318,613	$208,274

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,

	2001	2000	2001	2000

Revenues

Contract research and development	$2,819	$8,876	$9,351	$27,322

Research progress payments		3,500		6,200

Contract manufacturing	2,661	2,623	8,221	6,617

	5,480	14,999	17,572	40,139

Expenses

Research and development	25,039	15,207	61,440	43,508

Contract manufacturing	1,274	2,512	5,347	6,828

General and administrative	2,461	1,769	6,875	5,290

	28,774	19,488	73,662	55,626

Loss from operations	(23,294)	(4,489)	(56,090)	(15,487)

Other income, net

Investment income	3,162	2,530	9,474	5,967

Earnings from (loss in) Amgen-Regeneron Partners	241	(1,099)	(1,056)	(3,450)

Interest expense	(40)	(60)	(130)	(227)

	3,363	1,371	8,288	2,290

Net loss before cumulative effect of a change in accounting principle	(19,931)	(3,118)	(47,802)	(13,197)

Cumulative effect of adopting Staff Accounting Bulletin 101 (“SAB 101”)				(1,563)

Net loss	($19,931)	($3,118)	($47,802)	($14,760)

Net loss per share amounts, basic and diluted:

Net loss before cumulative effect of a change in accounting principle	($0.46)	($0.09)	($1.15)	($0.38)

Cumulative effect of adopting SAB 101				(0.05)

Net loss	($0.46)	($0.09)	($1.15)	($0.43)

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)
For the nine months ended September 30, 2001
(In thousands)

	Class A Stock		Common Stock		Additional
					Paid-in	Unearned
	Shares	Amount	Shares	Amount	Capital	Compensation

Balance, December 31, 2000	2,613	$3	34,197	$34	$406,391	($1,314)

Issuance of Common Stock in a public offering at $25.00 per share			6,630	7	165,743

Cost associated with issuance of equity securities					(9,076)

Issuance of Common Stock in connection with exercise of stock options			230		1,678

Issuance of restricted Common Stock under Long-Term Incentive Plan			8		222	(222)

Issuance of Common Stock to Medtronic, Inc. in connection with a cashless exercise of warrants			37

Issuance of Common Stock in connection with Company 401(k) Savings Plan contribution			17		477

Conversion of Class A Stock to Common Stock	(42)		42

Amortization of unearned compensation						537

Net loss

Change in net unrealized gain on marketable securities

Balance, September 30, 2001	2,571	$3	41,161	$41	$565,435	($999)

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Accumulated
		Other	Total
	Accumulated	Comprehensive	Stockholders'	Comprehensive
	Deficit	Income	Equity	Loss

Balance, December 31, 2000	($223,518)	$534	$182,130

Issuance of Common Stock in a public offering at $25.00 per share			165,750

Cost associated with issuance of equity securities			(9,076)

Issuance of Common Stock in connection with exercise of stock options			1,678

Issuance of restricted Common Stock under Long-Term Incentive Plan

Issuance of Common Stock to Medtronic, Inc. in connection with a cashless exercise of warrants

Issuance of Common Stock in connection with Company 401(k) Savings Plan contribution			477

Conversion of Class A Stock to Common Stock

Amortization of unearned compensation			537

Net loss	(47,802)		(47,802)	($47,802)

Change in net unrealized gain on marketable securities		1,177	1,177	1,177

Balance, September 30, 2001	($271,320)	$1,711	$294,871	($46,625)

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine months ended September 30,

	2001	2000

Cash flows from operating activities

Net loss	($47,802)	($14,760)

Adjustments to reconcile net loss to net cash used in operating activities:

Loss in Amgen-Regeneron Partners	1,056	3,450

Depreciation and amortization	4,267	3,125

Cumulative effect of a change in accounting principle		1,563

Non-cash compensation expense	537

Changes in assets and liabilities:

Decrease (increase) in amounts due from The Procter & Gamble Company	4,407	(6,907)

Decrease (increase) in amounts due from Merck & Co., Inc.	1,113	(694)

Decrease (increase) in amounts due from Amgen-Regeneron Partners	891	(1,653)

Decrease (increase) in amounts due from Sumitomo Pharmaceuticals Co., Ltd.	3,877	(307)

Increase in investment in Amgen-Regeneron Partners	(1,656)	(3,637)

Increase in prepaid expenses and other assets	(4,674)	(1,254)

Increase in inventory	(304)	(2,494)

Decrease in deferred revenue	(2,557)	(2,178)

Increase in accounts payable, accrued expenses, and other liabilities	1,179	1,606

Total adjustments	8,136	(9,380)

Net cash used in operating activities	(39,666)	(24,140)

Cash flows from investing activities

Purchases of marketable securities	(120,766)	(75,517)

Sales of marketable securities	77,211	37,904

Capital expenditures	(5,623)	(5,330)

Net cash used in investing activities	(49,178)	(42,943)

Cash flows from financing activities

Net proceeds from the issuance of stock	158,352	94,204

Principal payments on note payable	(50)	(45)

Capital lease payments	(462)	(1,131)

Net cash provided by financing activities	157,840	93,028

Net increase in cash and cash equivalents	68,996	25,945

Cash and cash equivalents at beginning of period	30,978	23,697

Cash and cash equivalents at end of period	$99,974	$49,642

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC. Notes to Condensed Financial Statements (Dollars in thousands, except per share data)

1.	Interim Financial Statements

The interim Condensed Financial Statements of Regeneron Pharmaceuticals, Inc. (“Regeneron” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures necessary for a presentation of the Company’s financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for such periods. The results of operations for any interim periods are not necessarily indicative of the results for the full year. The December 31, 2000 Condensed Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000. As discussed in Notes 2 and 13 below, the operating results for the three and nine months ended September 30, 2000 have been restated from amounts previously reported to reflect the adoption of a new accounting principle for revenue recognition and reclassification of depreciation and amortization expense, respectively.

2.	Revenue Recognition and Change in Accounting Principle

During the fourth quarter of 2000, the Company changed its method of accounting for revenue recognition to conform with the guidance provided by Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”). The change in accounting method was effective January 1, 2000 and, accordingly, the previously issued interim financial statements for the quarters ended March 31, June 30, and September 30, 2000 have been restated to reflect the adoption of SAB 101 as if it had occurred on January 1, 2000. The cumulative effect of adopting SAB 101 at January 1, 2000 amounted to $1,563 of additional loss as of that date, with a corresponding increase to deferred revenue to be recognized in subsequent periods. $279 of that deferred revenue, or $93 per quarter, is included in contract research and development revenue in both the nine month period ended September 30, 2001 and 2000. The $1,563 represents a portion of a 1989 payment received from Sumitomo Chemical Company, Ltd. in consideration for a fifteen year limited right of first negotiation to license up to three of the Company’s product candidates in Japan. The effect of income taxes on the cumulative effect adjustment was immaterial.

3.	Statement of Cash Flows

Supplemental disclosure of noncash investing and financing activities:

Included in accounts payable and accrued expenses at September 30, 2001 and December 31, 2000 are $637 and $672, respectively, of accrued capital expenditures. Included in accounts payable and accrued expenses at September 30, 2000 and December 31, 1999 are $988 and $697, respectively, of accrued capital expenditures.

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

Included in marketable securities at September 30, 2001 and December 31, 2000 are $2,276 and $2,346 of accrued interest income, respectively. Included in marketable securities at September 30, 2000 and December 31, 1999 are $2,214 and $1,163 of accrued interest income, respectively.

4.	Inventories

Inventories consist primarily of raw materials and other direct and indirect costs associated with production of an intermediate for a Merck & Co., Inc. pediatric vaccine under a long-term manufacturing agreement.

Inventories as of September 30, 2001 and December 31, 2000 consist of the following:

	September 30,	December 31,
	2001	2000

Raw materials	$385	$535	(2)

Work-in-process	44 (1)	53	(3)

Finished products	2,627	1,327

	$3,056	$1,915

(1) Net of reserves of $230.

(2) Net of reserves of $255.

(3) Net of reserves of $830.

5.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of September 30, 2001 and December 31, 2000 consist of the following:

	September 30,	December 31,
	2001	2000

Accounts payable	$2,511	$2,590

Accrued payroll and related costs	3,327	2,630

Accrued clinical trial expense	3,003	2,308

Accrued expenses, other	1,279	1,918

	$10,120	$9,446

REGENERON PHARMACEUTICALS, INC. Notes to Condensed Financial Statements (Dollars in thousands, except per share data)

6.	Amgen-Regeneron Partners Research Collaboration Agreement

In August 1990, the Company entered into a collaboration with Amgen Inc. (“Amgen”) to develop and attempt to commercialize brain derived neurotrophic factor (“BDNF”) and neurotrophin-3 (“NT-3”) in the United States. Pursuant to that agreement, the Company and Amgen formed a partnership, Amgen-Regeneron Partners (the “Partnership”). The Company accounts for its investment in the Partnership in accordance with the equity method of accounting.

In January 2001, the Partnership discontinued all clinical development of BDNF for the potential treatment of amyotrophic lateral sclerosis (“ALS”) following notification that BDNF did not provide a therapeutic advantage to ALS patients in clinical trials.

Selected operating statement data of the Partnership for the three and nine months ended September 30, 2001 and 2000 is as follows:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

	2001		2000	2001	2000

Interest income	$37		$ 96	$ 150	$ 295

Total expenses	446	(a)	(2,295)	(2,261)	(5,312)

Net income (loss)	$483		($2,199)	($2,111)	($5,017)

(a) In connection with the discontinuance of BDNF clinical development, in the third quarter of 2001, the Partnership reduced previously estimated and accrued costs to wind-down the BDNF clinical study by $773.

7.	Comprehensive Loss

Comprehensive loss represents the change in net assets of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss of the Company includes net loss adjusted for the change in net unrealized gain or loss on marketable securities. The net effect of income taxes on comprehensive loss is immaterial. For the nine months ended September 30, 2001 and 2000, the components of comprehensive loss are:

	Nine Months Ended
	September 30,

	2001	2000

Net loss	($47,802)	($14,760)

Change in net unrealized gain on marketable securities	1,177	291

Total comprehensive loss	($46,625)	($14,469)

REGENERON PHARMACEUTICALS, INC. Notes to Condensed Financial Statements (Dollars in thousands, except per share data)

8.	Equity Transactions

On March 23, 2001 the Company completed a public offering in which it issued 6.5 million shares of Common Stock at a price of $25.00 per share and received proceeds, after commissions and expenses, of $153.6 million. On April 11, 2001, the Company sold an additional 130,000 shares of Common Stock pursuant to the underwriters’ over-allotment option from the March 2001 public offering at a price of $25.00 per share for proceeds to the Company, after commissions and expenses, of $3.1 million.

In March 2001, Medtronic, Inc. exercised 107,400 warrants with an exercise price of $21.72 per share on a “cashless” basis and received 37,306 shares of the Company’s Common Stock.

9.	Stock Compensation

The Company awards shares of Restricted Stock under the Regeneron Pharmaceuticals, Inc. Long-Term Incentive Plan. Restrictions on these shares lapse with respect to 25% of the shares every six months over a two-year period. In accordance with generally accepted accounting principles, the Company records unearned compensation in Stockholders’ Equity related to these awards. The amount is based on the fair market value of shares of the Company’s Common Stock on the grant date of the Restricted Stock award and is expensed, on a pro rata basis, over the two year period that the restrictions lapse. For the three and nine months ended September 30, 2001, the Company recognized compensation expense related to Restricted Stock awards of $168 and $537, respectively. No stock-based compensation expense was recognized during 2000.

REGENERON PHARMACEUTICALS, INC. Notes to Condensed Financial Statements (Dollars in thousands, except per share data)

10.	Per Share Data

The Company’s basic net loss per share amounts have been computed by dividing net loss by the weighted average number of Common and Class A shares outstanding. For the three and nine months ended September 30, 2001 and 2000, the Company reported net losses; therefore, no common stock equivalents were included in the computation of diluted net loss per share, since such inclusion would have been antidilutive. The calculations of basic and diluted net loss per share are as follows:

	Three Months Ended September 30,

	Net Loss, in	Shares,
	thousands	in thousands	Per Share
	(Numerator)	(Denominator)	Amount

2001:

Basic and Diluted	($19,931)	43,682	($0.46)

2000:

Basic and Diluted	($3,118)	36,134	($0.09)

	Nine Months Ended September 30,

	Net Loss, in	Shares,
	thousands	in thousands	Per Share
	(Numerator)	(Denominator)	Amount

2001:

Basic and Diluted	($47,802)	41,567	($1.15)

2000:

Basic and Diluted	($14,760)	34,344	($0.43)

Options and warrants which have been excluded from the diluted per share amounts because their effect would have been antidilutive include the following:

	Three months ended		Nine months ended
	September 30,		September 30,

	2001	2000	2001	2000

Weighted Average Number, in thousands	7,467	6,480	7,542	7,057

Weighted Average Exercise Price	$19.22	$12.31	$19.10	$11.65

REGENERON PHARMACEUTICALS, INC. Notes to Condensed Financial Statements (Dollars in thousands, except per share data)

11.	Segment Reporting

The Company’s operations are principally managed in two business segments: research and development, and contract manufacturing.

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

The tables below present information about reported segments for the three and nine months ended September 30, 2001 and 2000:

	Three Months Ended September 30, 2001

	Research &	Contract	Reconciling
	Development	Manufacturing	Items	Total

Revenues	$2,819	$2,661	—	$5,480

Earnings from Amgen-Regeneron Partners	241	—	—	241

Depreciation and amortization	1,519	— (2)	—	1,519

Interest expense	30	10	—	40

Net (loss) income	(24,470)	1,377	$3,162 (1)	(19,931)

Capital expenditures	1,597	—	—	1,597

	Three Months Ended September 30, 2000

	Research &	Contract	Reconciling
	Development	Manufacturing	Items	Total

Revenues	$12,376	$2,623	—	$14,999

Loss in Amgen-Regeneron Partners	(1,099)	—	—	(1,099)

Depreciation and amortization	1,154	— (2)	—	1,154

Interest expense	42	18	—	60

Net (loss) income	(5,741)	93	$2,530 (1)	(3,118)

Capital expenditures	1,731	2	—	1,733

REGENERON PHARMACEUTICALS, INC. Notes to Condensed Financial Statements (Dollars in thousands, except per share data)

	Nine Months Ended September 30, 2001

	Research &	Contract	Reconciling
	Development	Manufacturing	Items		Total

Revenues	$9,351	$8,221	—		$17,572

Loss in Amgen-Regeneron Partners	(1,056)	—	—		(1,056)

Depreciation and amortization	4,267	— (2)	—		4,267

Interest expense	94	36	—		130

Net (loss) income	(60,114)	2,838	$9,474	(1)	47,802

Capital expenditures	5,563	25	—		5,588

Total assets	35,890	8,998	273,725	(3)	318,613

	Nine Months Ended September 30, 2000

	Research &	Contract	Reconciling
	Development	Manufacturing	Items		Total

Revenues	$33,522	$6,617	—		$40,139

Loss in Amgen-Regeneron Partners	(3,450)	—	—		(3,450)

Depreciation and amortization	3,125	— (2)	—		3,125

Interest expense	153	74	—		227

Net (loss) income	(20,442)	(285)	$5,967	(1)	(14,760)

Capital expenditures	5,555	65	—		5,620

Total assets	17,677	38,014	160,628	(3)	216,319

(1) Represents investment income.

(2) Depreciation and amortization related to contract manufacturing is capitalized into inventory.

(3) Includes cash and cash equivalents, marketable securities, prepaid expenses and other current assets, and other assets.

12.	Legal Matters

In September 2000, Immunex Corporation filed a request with the European Patent Office seeking the declaration of an Opposition regarding the scope of the Company’s European patent relating to Cytokine Traps. This is a legal challenge to the validity and scope of the Company’s patent. Although the Company plans to defend the patent diligently, the scope of the patent may be adversely affected following the outcome of the Opposition. In addition to this patent challenge, the Company, from time to time, has been subject to legal claims arising in connection with its business. While the ultimate results of the patent challenge and legal claims cannot be predicted with certainty, at September 30, 2001 there were no asserted claims against the Company which, in the opinion of management, if adversely decided would have a material adverse effect on the Company’s financial position, results of operations, and cash flows.

REGENERON PHARMACEUTICALS, INC. Notes to Condensed Financial Statements (Dollars in thousands, except per share data)

13.	Reclassifications

Certain reclassifications have been made to the financial statements for the three and nine months ended September 30, 2000 to conform with the current period’s presentation.

Effective in 2001, the Company’s financial statement presentation of depreciation and amortization in the Statements of Operations has been changed to allocate depreciation and amortization between research and development expense and general and administrative expense. Depreciation and amortization related to contract manufacturing expense was already included in contract manufacturing expense in 2000. The effect of this reclassification for the three and nine months ended September 30, 2000 and for the year ended December 31, 2000 is presented in the following table.

	Third Quarter Ended		Nine Months Ended
	September 30, 2000		September 30, 2000
	(Unaudited)		(Unaudited)

	As Previously	As	As Previously	As
	Reported	Reclassified	Reported	Reclassified

Expenses:

Research and development	$14,085	$15,207	$40,470	$43,508

General and administrative	1,737	1,769	5,203	5,290

Depreciation and amortization	1,154		3,125

Contract manufacturing	2,512	2,512	6,828	6,828

Total	$19,488	$19,488	$55,626	$55,626

	Year Ended
	December 31, 2000
	(Unaudited)
	As Previously	As
	Reported	Reclassified

Expenses:

Research and development	$56,256	$60,559

General and administrative	8,309	8,427

Depreciation and amortization	4,421

Contract manufacturing	15,566	15,566

Total	$84,552	$84,552

REGENERON PHARMACEUTICALS, INC. Notes to Condensed Financial Statements (Dollars in thousands, except per share data)

14.	Future Impact of Recently Issued Accounting Standards

The Financial Accounting Standards Board has recently issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, SFAS No. 142, Goodwill and Other Intangible Assets, SFAS No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which the Company will be required to adopt in future periods. Management believes that the future adoption of these accounting standards will not have a material impact on the Company’s financial statements.

15.	Subsequent Events

a. Extinguishment of Note Payable

In 1994, the Company borrowed $2.0 million from the New York State Urban Development Corporation, of which approximately $1.5 million remained outstanding at September 30, 2001. The terms of the note provided for monthly payments of principal and interest through December 2014. On October 11, 2001, the remaining principal balance on this note was paid in full.

b. Issuance of Convertible Senior Subordinated Notes

On October 17, 2001, the Company issued $200 million aggregate principal amount of convertible senior subordinated notes (“Notes”) in a private placement for proceeds to the Company, after deducting the initial purchasers’ discount and before out-of-pocket expenses, of $193.4 million. The Notes bear interest at 5.5% per annum, payable semi-annually, and mature on October 17, 2008. The Notes are convertible into shares of the Company’s Common Stock at a conversion price of approximately $30.25 per share, subject to adjustment in certain circumstances. Regeneron may redeem the Notes, in whole or in part, at any time before October 17, 2004 if the closing price of the Company’s Common Stock has exceeded 150% of the conversion price then in effect for a specified period of time (“Early Redemption”). Upon any such Early Redemption, the Company is required to pay interest that would have been due up through October 17, 2004. Regeneron may also redeem some or all of the Notes at any time on or after October 17, 2004 if the closing price of the Company’s Common Stock has exceeded 140% of the conversion price then in effect for a specified period of time. The Company pledged $31.6 million of U.S. government securities which will be sufficient upon receipt of scheduled principal and interest payments to provide for the payment in full of the first six scheduled interest payments on the Notes when due.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

         Overview. The discussion below contains forward-looking statements that involve risks and uncertainties relating to the future financial performance of Regeneron Pharmaceuticals, Inc. and actual events or results may differ materially. These statements concern, among other things, the possible therapeutic applications of our product candidates and research programs, the timing and nature of the clinical and research programs now underway or planned, and the future uses of capital and our financial needs. These statements are made by us based on management’s current beliefs and judgment. In evaluating such statements, stockholders and potential investors should specifically consider the various factors identified under the caption “Factors That May Affect Future Operating Results” which could cause actual results to differ materially from those indicated by such forward-looking statements. We do not undertake any obligation to update publicly any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law.

         Regeneron Pharmaceuticals, Inc., which may be referred to as “we”, “us”, or “our”, is a biopharmaceutical company that discovers, develops, and intends to commercialize therapeutic drugs for the treatment of serious medical conditions. Our product pipeline includes product candidates for the treatment of obesity, rheumatoid arthritis and other inflammatory conditions, cancer and related disorders, allergies, asthma, and other diseases and disorders. Since inception, we have not generated sales or any profits from the commercialization of any of our product candidates.

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

•	AXOKINE®: Acts on the brain region regulating food intake and energy expenditure and is being developed for the treatment of obesity. In November 2000, we announced the preliminary results of a twelve-week Phase II dose-ranging trial of AXOKINE in 170 severely obese patients. In the trial, AXOKINE was generally well tolerated and was not associated with any reported serious adverse effects. Patients treated with AXOKINE showed medically meaningful and statistically significant weight loss compared to those receiving placebo. In September 2001, we reported that patients who completed 36 weeks of follow-up after cessation of treatment, on average, maintained the weight loss observed in the twelve-week treatment period. We initiated a Phase III clinical program testing AXOKINE in overweight and obese patients in July 2001. The initial study will enroll approximately 2,000 patients in over 60 sites across the United States.

•	PEGYLATED AXOKINE: Chemically modified version of AXOKINE that is being developed as a more potent, longer-acting form of the protein. Pegylated AXOKINE currently is in late-stage preclinical development and we anticipate initiating a Phase I clinical trial in the first half of 2002.

•	INTERLEUKIN-1 CYTOKINE TRAP (IL-1 Trap): Protein-based antagonist for the interleukin-1 (called IL-1) cytokine. IL-1 is thought to play a major role in rheumatoid arthritis and other inflammatory diseases. In December 2000, we initiated a Phase I study to assess the safety and tolerability of the IL-1 Trap in patients with rheumatoid arthritis. We expect the study to be completed in the fourth quarter of 2001 and to begin a Phase II study in the first half of 2002.

•	INTERLEUKIN-4/INTERLEUKIN-13 CYTOKINE TRAP (IL-4/IL-13 Trap): Protein-based antagonist for the interleukin-4 and interleukin-13 (called IL-4 and IL-13) cytokines which are thought to play a major role in diseases such as asthma, allergic disorders, and other inflammatory diseases. We expect to initiate a Phase I clinical trial of a dual IL-4/IL-13 Trap for asthma/allergy related conditions in the first half of 2002.

•	VEGF TRAP: Protein-based antagonist to Vascular Endothelial Growth Factor (called VEGF, also known as Vascular Permeability Factor or VPF). VEGF is required for the growth of blood vessels that are needed for tumors to grow and is a potent regulator of vascular permeability and leak. The VEGF Trap is expected to enter Phase I clinical trials in the first quarter of 2002.

•	ANGIOPOIETINS: A new family of growth factors that act specifically on the endothelium cells that line blood vessels. Angiopoietins may be useful for growing blood vessels in diseased hearts and other tissues with decreased blood flow and for repairing blood vessel leaks that cause swelling and edema in many different diseases such as stroke, diabetic retinopathy, and inflammatory diseases. Selected Angiopoietins, including engineered forms of these growth factors, are in preclinical development.

         In addition to the above programs which we are conducting independent of any corporate partners, we have formed collaborations to advance other research and development efforts. We are conducting research with The Procter & Gamble Company in muscle diseases and other fields. We are also collaborating with Medarex, Inc. to discover, develop, and commercialize certain human antibodies as therapeutics. In partnership with Amgen Inc., we have development rights to Neurotrophin-3, or NT-3, a clinical compound for the treatment of constipating conditions. In all of these research collaborations, we retain 50% of the commercialization rights.

Discussion of Third Quarter 2001 Activities

         In November 2000, we announced the preliminary results of a Phase II clinical trial, which tested the safety and efficacy of AXOKINE in severely obese patients. The Phase II trial was a randomized, double-blind, placebo-controlled, out-patient study conducted with 170 patients at seven sites in the United States. The trial established an optimal daily dose of AXOKINE of 1.0 mcg/kg. Patients who received the optimal dose over the twelve-week treatment period averaged 10 pounds more weight loss than patients on placebo. Moreover, 46% of the patients in the optimal dose group lost at least 10 pounds, compared with just 5% of the patients who received placebo. No serious adverse events associated with the drug were reported during the trial and the drug was generally well tolerated. In September 2001, we reported that patients who completed 36 weeks of follow-up after cessation of treatment, on average, maintained the weight loss observed in the twelve-week treatment period.

         In July 2001, we initiated a Phase III clinical program of AXOKINE in overweight and obese patients. The initial pivotal trial will enroll approximately 2,000 patients at over 60 study sites across the United States in a double-blind, randomized, placebo-controlled study. This trial will have a twelve-month treatment period, in which patients will receive daily subcutaneous self-injections of placebo or AXOKINE at a dose of 1.0 microgram (mcg) per kilogram (kg) of body weight. The treatment period will be followed by a twelve-month open-label safety extension phase, during which all patients will receive AXOKINE. Endpoints of the study are based on changes in body weight versus baseline during the treatment period. As part of the overall Phase III program, Regeneron will conduct additional confirmatory and ancillary studies of AXOKINE in obese and obese diabetic patients. These studies will vary in duration and size and are planned to be completed within the same time frame as the initial pivotal study described above. The Phase III program is expected to enroll over 4,000 subjects in total.

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

         Regeneron’s Board of Directors approved amendments to our insider trading policy permitting officers, directors and employees to enter into written trading plans complying with Rule 10b5-1 adopted by the Securities and Exchange Commission. Each Rule 10b5-1 trading plan may provide for purchases and sales of our securities subject to certain pre-specified conditions.

         A minority of all research and development programs ultimately results in commercially successful pharmaceutical drugs; it is not possible to predict whether any program will succeed until it actually produces a medicine that is commercially marketed for a significant period of time. In addition, in each of the areas of our independent and collaborative activities, other companies and entities are actively pursuing competitive paths toward similar objectives. The results of Regeneron’s and its collaborators’ past activities in connection with the research and development of AXOKINE, Cytokine Traps, Angiopoietins, cancer, abnormal bone growth, muscle atrophy, small molecules, NT-3, and other programs or areas of research or development do not necessarily predict the results or success of current or future activities including, but not limited to, any additional preclinical or clinical studies. We cannot predict whether, when, or under what conditions any of our research or product candidates, including without limitation AXOKINE, IL-1 Trap, or NT-3, will be shown to be safe or effective to treat any human condition or be approved for marketing by any regulatory agency. The delay or failure of current or future studies to demonstrate the safety or efficacy of its product candidates to treat human conditions or to be approved for marketing could have a material adverse impact on Regeneron. We discuss the risks associated with pharmaceutical drug development in the section of this report titled “Factors That May Affect Future Operating Results.”

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

         From inception on January 8, 1988 through September 30, 2001, we had a cumulative loss of $271.3 million. In the absence of revenues from the commercialization of our product candidates or other sources, the amount, timing, nature, or source of which cannot be predicted, our losses will continue as we conduct our research and development activities. Our activities may expand over time and may require additional resources and we expect our operating losses to be substantial over at least the next several years. Our losses may fluctuate from quarter to quarter and will depend, among other factors, on the timing of certain expenses and on the progress of our research and development efforts.

Results of Operations

         Three months ended September 30, 2001 and 2000. Our total revenue decreased to $5.5 million for the third quarter of 2001 from $15.0 million for the same period in 2000. Contract research and development revenue decreased to $2.8 million in the third quarter of 2001 from $8.9 million for the same period in 2000. Under our long-term collaboration agreement with Procter & Gamble, research payments decreased effective in the first quarter of 2001 to $2.5 million per quarter versus $6.8 million for the same period of 2000. In addition, revenue from Amgen-Regeneron Partners decreased to $0.2 million for the third quarter of 2001 from $1.7 million for the same period in 2000 due to the cessation of clinical trial activity on brain derived neurotrophic factor, or BDNF, in January 2001 and the substantial completion of our Phase II studies of NT-3. In the third quarter of 2000, we received two non-recurring research progress payments totaling $3.5 million from Procter & Gamble related to our long-term collaboration agreement. Contract manufacturing revenue, related primarily to a long-term agreement with Merck & Co., Inc. (Merck) to manufacture a vaccine intermediate, was $2.7 million and $2.6 million for the third quarters of 2001 and 2000, respectively.

         Our total operating expenses increased to $28.8 million in the third quarter of 2001 from $19.5 million for the same period in 2000. Research and development expenses increased to $25.0 million in the third quarter of 2001 from $15.2 million for the same period in 2000, primarily as a result of higher staffing and increased activity in our preclinical and clinical development programs. For example, in July 2001, we initiated a Phase III clinical program of AXOKINE for the treatment of obesity. Research and development expenses were 87% of total operating expenses in the third quarter of 2001, compared to 78% for the same period in 2000. Contract manufacturing expenses decreased to $1.3 million in the third quarter of 2001 from $2.5 million for the same period in 2000, due primarily to higher costs in 2000 associated with initiating commercial production at our Rensselaer, New York facility of both vaccine intermediate for Merck and BDNF for clinical use by Sumitomo Pharmaceuticals Co., Ltd. We stopped producing clinical supplies of BDNF for Sumitomo Pharmaceuticals at the end of 2000. General and administrative expenses increased to $2.5 million in the third quarter of 2001 from $1.8 million for the same period of 2000, due primarily to higher administrative staffing and related occupancy costs.

         Investment income increased to $3.2 million for the third quarter of 2001 from $2.5 million for the same period in 2000 due primarily to interest earned on the proceeds of our public offering in March 2001. We earned $0.2 million from Amgen-Regeneron Partners for the third quarter of 2001 compared to a loss of $1.1 million for the same period in 2000. The partnership discontinued clinical trial activity on BDNF in January 2001 and has substantially completed Phase II studies of NT-3. The partnership’s third quarter 2001 net income is attributable to a $0.8 million reduction of previously estimated costs to wind-down the BDNF clinical study.

         Our net loss for the third quarter of 2001 was $19.9 million, or $0.46 per share (basic and diluted), compared with a net loss of $3.1 million, or $0.09 per share (basic and diluted), for the same period in 2000.

         Nine months ended September 30, 2001 and 2000. Our total revenue decreased to $17.6 million for the nine months ended September 30, 2001 from $40.1 million for the same period in 2000, as higher contract manufacturing revenue was more than offset by decreases in contract research and development revenue and research progress payments. Contract research and development revenue decreased to $9.4 million for the nine months ended September 30, 2001 from $27.3 million for the same period in 2000. Under our long-term collaboration agreement with Procter & Gamble, research payments decreased effective in the first quarter of 2001 to $2.5 million per quarter from $7.1 million per quarter for the first two quarters of 2000 and $6.8 million for the third quarter of 2000. In addition, revenue from Amgen-Regeneron Partners decreased to $1.3 million for the nine months ended September 30, 2001 from $5.0 million for the same period in 2000, due primarily to the cessation of clinical trial activity on BDNF in January 2001. In the first nine months of 2000, research progress payments consisted of two non-recurring payments totaling $3.5 million from Procter & Gamble related to our long-term collaboration agreement and a payment of $3.0 million (reduced by $0.3 million of Japanese withholding tax) from Sumitomo Pharmaceuticals related to the development of BDNF in Japan. Contract manufacturing revenue, related primarily to our long-term agreement with Merck to manufacture a vaccine intermediate, increased to $8.2 million in the first nine months of 2001 from $6.6 million for the same period in 2000, due to an increase in the revenue we received per shipment of intermediate to Merck during the first nine months of 2001.

         Our total operating expenses increased to $73.7 million for the nine months ended September 30, 2001 from $55.6 million for the same period in 2000. Research and development expenses increased to $61.4 million in the first nine months of 2001 from $43.5 million for the same period in 2000, primarily as a result of higher staffing and increased activity in our preclinical and clinical development programs. Research and development expenses were 83% of total operating expenses for the first nine months of 2001, compared to 78% for the same period in 2000. Contract manufacturing expenses decreased to $5.3 million in the first nine months of 2001 from $6.8 million for the same period in 2000 due, in part, to higher costs in 2000 associated with initiating commercial production at our Rensselaer, New York facility of both vaccine intermediate for Merck and BDNF for clinical use by Sumitomo Pharmaceuticals. We stopped producing clinical supplies of BDNF for Sumitomo Pharmaceuticals at the end of 2000. General and administrative expenses increased to $6.9 million in the first nine months of 2001 from $5.3 million for the same period of 2000, due primarily to higher administrative staffing and related occupancy costs.

         Investment income increased to $9.5 million for the nine months ended September 30, 2001 from $6.0 million for the same period in 2000 due to interest earned on the proceeds of our public offerings in March 2001 and April 2000 and our sale of Common Stock to Procter & Gamble in August 2000. The loss in Amgen-Regeneron Partners decreased to $1.1 million for the first nine months of 2001 from $3.5 million for the same period in 2000 due primarily to the cessation of clinical trial activity on BDNF in January 2001.

         During the fourth quarter of 2000, we changed our method of accounting for revenue recognition to conform with the guidance provided by Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, (SAB 101). The change in accounting method was effective January 1, 2000 and, as a result, we restated the previously issued interim financial statements for the nine months ended September 30, 2000 to reflect the adoption of SAB 101 as if it had occurred on January 1, 2000. The cumulative effect of adopting SAB 101 as of January 1, 2000 was to increase our net loss by $1.6 million as of that date, or $0.05 per share, with a corresponding increase to deferred revenue to be recognized in subsequent periods. The SAB 101 adjustment relates to a portion of a 1989 payment received from Sumitomo Chemical Company, Ltd. in consideration for a fifteen year limited right of first negotiation to license up to three of our product candidates in Japan. In the first nine months of both 2001 and 2000, we recognized contract research and development revenue of $0.3 million that was included in the cumulative effect adjustment as of January 1, 2000.

         Our net loss for the nine months ended September 30, 2001 was $47.8 million, or $1.15 per share (basic and diluted), compared with a net loss of $14.8 million, or $0.43 per share (basic and diluted), for the same period in 2000.

Liquidity and Capital Resources

         Since our inception in 1988, we have financed our operations primarily through private placements and public offerings of our equity securities, a private placement of convertible debt, revenue earned under our agreements with Amgen, Sumitomo Chemical, Sumitomo Pharmaceuticals, Merck, and Procter & Gamble, and investment income.

         In May 1997, we entered into a long-term collaboration agreement with Procter and Gamble. Procter & Gamble agreed over the first five years of the 1997 collaboration to purchase up to $60.0 million in Regeneron equity, of which $42.9 million was purchased in June 1997 and $17.1 million was purchased in August 2000, and provide funding in support of our research efforts related to the collaboration, of which we have received $56.6 million through September 30, 2001. In August 2000, Procter & Gamble made two non-recurring research progress payments to us totaling $3.5 million. Effective December 31, 2000, we and Procter & Gamble entered into a new long-term collaboration agreement, replacing the companies’ 1997 agreement. The new agreement extends Procter & Gamble’s obligation to fund Regeneron’s research through December 2005, with no further research obligations by either party thereafter, and focuses the companies’ collaborative research on therapeutic areas that are of particular interest to Procter & Gamble. Under the new agreement, beginning in the first quarter of 2001, research support from Procter & Gamble is $2.5 million per quarter, before adjustments for future inflation, through December 2005.

         Our activities relating to BDNF and NT-3, as agreed upon by Amgen and us, are being compensated by Amgen-Regeneron Partners for services rendered, and we recognize these amounts as revenue. In January 2001, Amgen-Regeneron Partners discontinued all development of BDNF for the potential treatment of amyotrophic lateral sclerosis, or ALS. We and Amgen fund Amgen-Regeneron Partners through capital contributions, and must make equal payments in order to maintain equal ownership and equal sharing of any profits or losses from the partnership. Our aggregate capital contribution to Amgen-Regeneron Partners from the partnership’s inception in June 1993 through September 30, 2001 was $57.9 million. For the remainder of 2001, no capital contributions to the partnership are expected, but additional contributions may be required, depending upon, among other things, whether and how Amgen-Regeneron Partners proceeds with the development of NT-3.

         In connection with our agreement to collaborate with Sumitomo Pharmaceuticals in the research and development of BDNF in Japan, we received a research progress payment from Sumitomo Pharmaceuticals of $3.0 million (reduced by $0.3 million Japanese withholding tax) in April 2000. In addition, Sumitomo Pharmaceuticals has paid us $32.0 million through September 30, 2001 in connection with supplying BDNF for preclinical and clinical use. In light of the discontinuation of BDNF development for ALS, we do not expect to receive further payments from Sumitomo Pharmaceuticals for research progress payments, contract research and development, or contract manufacturing, other than any wind-down costs.

         Our additions to property, plant, and equipment totaled $5.6 million for both the nine months ended September 30, 2001 and 2000. In connection with the purchase and renovation of our Rensselaer facility, we obtained financing of $2.0 million from the New York State Urban Development Corporation. The outstanding balance on this note of approximately $1.5 million was fully repaid in October 2001.

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

         At September 30, 2001, we had $268.0 million in cash, cash equivalents, and marketable securities. As of September 30, 2001, we had no established banking arrangements through which we could obtain short-term financing or a line of credit. We may seek additional funding through, among other things, future collaboration agreements and public or private financing. We cannot assure you that additional financing will be available to us or, if available, that it will be available on acceptable terms.

         In April 2000, we completed a public offering of 2.6 million shares of Common Stock at a price of $29.75 per share and received proceeds, after commissions and expenses, of $72.9 million. In August 2000, we sold 573,630 shares of Common Stock to Procter & Gamble at a price of $29.75 per share and received total proceeds of $17.1 million. The sale of stock to Procter & Gamble was made pursuant to a 1997 securities purchase agreement. In March 2001, we completed a public offering in which we issued 6.5 million shares of Common Stock at a price of $25.00 per share and received proceeds, after commissions and expenses, of $153.6 million. In April 2001, we sold an additional 130,000 shares of Common Stock pursuant to the underwriters’ over-allotment option from the March 2001 public offering at a price of $25.00 per share and received proceeds, after commissions and expenses, of $3.1 million.

         In October 2001, we issued $200 million aggregate principal amount of convertible senior subordinated notes in a private placement and received proceeds, after deducting the initial purchasers’ discount and before out-of-pocket expenses, of $193.4 million. The notes bear interest at 5.5% per annum, payable semi-annually, and mature in 2008. The notes are convertible into shares of our Common Stock at a conversion price of approximately $30.25 per share, subject to adjustment in certain circumstances. We may redeem the notes, in whole or in part, at any time before October 17, 2004 if the closing price of our Common Stock has exceeded 150% of the conversion price then in effect for a specified period of time. Upon any such redemption, we are required to pay interest that would have been due up through October 17, 2004. We may also redeem some or all of the notes at any time on or after October 17, 2004 if the closing price of our Common Stock has exceeded 140% of the conversion price then in effect for a specified period of time. We pledged $31.6 million of U.S. government securities which will be sufficient upon receipt of scheduled principal and interest payments to provide for the payment in full of the first six scheduled interest payments on the notes when due.

         We expect to incur substantial funding requirements for, among other things, research and development activities (including preclinical and clinical testing), expansion and validation of manufacturing facilities, and the acquisition of equipment. We currently anticipate that for the remainder of 2001 and 2002, approximately 50-70% of our expenditures will be directed toward the preclinical and clinical development of product candidates, including AXOKINE, Pegylated AXOKINE, IL-1 Trap, IL-4/13 Trap, VEGF Trap, and the Angiopoietins; approximately 5-15% of our expenditures will be invested in expansion of our manufacturing facilities; approximately 10-30% of our expenditures will cover our basic research activities; approximately 5-15% of our expenditures will be directed toward the continued development of our novel technology platforms, including potential efforts to commercialize these technologies; and the remainder of our expenditures will be for general corporate purposes, including working capital. The amount we need to fund operations and the allocation of our resources will depend on various factors, including the status of competitive products, the success of our research and development programs, the potential future need to expand our professional and support staff and facilities, the status of patents and other intellectual property rights, the delay or failure of a clinical trial of any of our potential drug candidates, and the continuation, extent, and success of any collaborative research arrangements (including those with Procter & Gamble, Medarex, Emisphere Technologies, Inc., and Amgen). We believe that our existing capital resources will enable us to meet operating needs through at least 2003. However, this is a forward-looking statement based on our current operating plan, and we cannot assure you that there will be no change in projected revenues or expenses that would lead to our capital being consumed significantly before such time. If there is insufficient capital to fund all of our planned operations and activities, we believe we would prioritize available capital to fund preclinical and clinical development of our product candidates.

Future Impact of Recently Issued Accounting Standards

         The Financial Accounting Standards Board has recently issued Statement of Financial Accounting Standards, or SFAS, No. 141, Business Combinations, SFAS No. 142, Goodwill and Other Intangible Assets, SFAS No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which we will be required to adopt in future periods. Management believes that the future adoption of these accounting standards will not have a material impact on our financial statements.

Factors That May Affect Future Operating Results

         We caution shareholders and potential investors that the following important factors, among others, in some cases have affected, and in the future could affect, our actual results and could cause our actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, us. The statements under this caption are intended to serve as cautionary statements within the meaning of the Private Securities Litigation Reform Act of 1995. The following information is not intended to limit in any way the characterization of other statements or information under other captions as cautionary statements for such purpose:

•	Delay, difficulty, or failure of our research and development programs to produce product candidates that are scientifically or commercially appropriate for further development by us or others.

•	Cancellation or termination of material collaborative or licensing agreements (including in particular, but not limited to, those with Procter & Gamble and Amgen) and the resulting loss of research or other funding could have a material adverse effect on us and our operations. A change of control of one or more of our material collaborators or licensees could also have a material adverse effect on us.

•	Delay, difficulty, or failure of a clinical trial of any of our product candidates. A clinical trial can fail or be delayed as a result of many causes, including, among others, failure of the product candidate to demonstrate safety or efficacy, the development of serious or life-threatening adverse events (side effects) caused by or connected with exposure to the product candidate, difficulty in enrolling and maintaining patients, lack of sufficient supplies of the product candidate, and the failure of clinical investigators, trial monitors and other consultants, or trial subjects to comply with the trial plan or protocol.

•	In addition to the safety, efficacy, manufacturing, and regulatory hurdles faced by our pharmaceutical candidates, the administration of recombinant proteins frequently causes an immune response, resulting in the creation of antibodies against the therapeutic protein. The antibodies can have no effect or can totally neutralize the effectiveness of the protein, or require that higher doses be used to obtain a therapeutic effect. In some cases, the antibody can cross react with the patient’s own proteins, resulting in an “auto-immune type” disease. Whether antibodies will be created can often not be predicted from preclinical experiments and their appearance is often delayed, so that there can be no assurance that neutralizing antibodies will not be created at a later date — in some cases even after pivotal clinical trials have been successfully completed. Patients who have been treated with AXOKINE and NT-3 have developed antibodies.

•	Delay, difficulty, or failure in obtaining regulatory approval (including approval of our facilities for production) for our products, including delays or difficulties in development because of insufficient proof of safety or efficacy.

•	Increased and irregular costs of development, manufacture, regulatory approval, sales, and marketing associated with the introduction of products in the late stage of development.

•	Competitive or market factors that may cause use of our products to be limited or otherwise fail to achieve broad acceptance.

•	The ability to obtain, maintain, and prosecute intellectual property rights and the cost of acquiring in-process technology and other intellectual property rights, either by license, collaboration, or purchase of another entity.

•	Difficulties or high costs of obtaining adequate financing to fund the cost of developing product candidates.

•	Amount and rate of growth of our general and administrative expenses, and the impact of unusual charges resulting from our ongoing evaluation of our business strategies and organizational structure.

•	Failure of corporate partners to develop or commercialize successfully our products or to retain and expand the markets served by the commercial collaborations; conflicts of interest, priorities, and commercial strategies which may arise between our corporate partners and us.

•	Delays or difficulties in developing and acquiring production technology and technical and managerial personnel to manufacture novel biotechnology product in commercial quantities at reasonable costs and in compliance with applicable quality assurance and environmental regulations and governmental permitting requirements.

•	Difficulties in obtaining key raw materials and supplies for the manufacture of our product candidates.

•	Failure of service providers upon whom we rely to carry out our clinical development programs, such as contract research organizations and third parties who fill and label our clinical supplies, to perform their contractual responsibilities. These failures could lead to delays in our clinical development programs.

•	The costs and other effects of legal and administrative cases and proceedings (whether civil, such as product- or employment-related, or environmental, or criminal), settlements, and investigations; developments or assertions by or against us relating to intellectual property rights and licenses; the issuance and use of patents and proprietary technology by us and our competitors, including the possible negative effect on our ability to develop, manufacture, and sell our products in circumstances where we are unable to obtain licenses to patents which may be required for our products.

•	Underutilization of our existing or new manufacturing facilities or of any facility expansions, resulting in inefficiencies and higher costs; start-up costs, inefficiencies, delays, and increased depreciation costs in connection with the start of production in new plants and expansions.

•	Failure to have sufficient manufacturing capacity to make clinical supplies or commercial product in a timely and cost-competitive manner. Insufficient manufacturing capacity could delay clinical trials or limit commercial sale of marketed products.

•	Health care reform, including reductions or changes in reimbursement available for prescription medications or other reforms.

•	Difficulties in attracting and retaining key personnel.

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

Form 8-K: On October 12, 2001, we issued a press release announcing our intention to offer approximately $150 million of seven-year convertible senior subordinated notes in an offering pursuant to Rule 144A of the Securities Act of 1933.

Form 8-K: On October 12, 2001, we issued a press release announcing that we entered into a purchase agreement providing for the sale of $200 million aggregate principal amount of convertible senior subordinated notes due 2008, reflecting an increase in the size of the offering from $150 million.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Regeneron Pharmaceuticals, Inc.

Date: November 13, 2001	By:	/s/ Murray A. Goldberg

Murray A. Goldberg

Senior Vice President, Finance & Administration,

Chief Financial Officer, Treasurer, and

Assistant Secretary