Form 10-K
period 2001-12-31
REGENERON PHARMACEUTICALS INC
filed 2002-03-22
CIK 872589

________________________________________________________________________________

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-19034

REGENERON PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

New York	13-3444607
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No)

777 Old Saw Mill River Road, Tarrytown, New York (Address of principal executive offices)	10591-6707 (Zip code)

(914) 347-7000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

(Title of Class)

Securities registered pursuant to Section 12(g) of the Act:

Common Stock — par value $.001 per share

(Title of Class)

Preferred Share Purchase Rights expiring October 18, 2006

(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      At March 12, 2002, the aggregate market value of voting stock held by non-affiliates of the Registrant totaled approximately $872,990,000 based on the last sale price as reported by The Nasdaq Stock Market.

      Indicate the number of shares outstanding of each of Registrant’s classes of common stock as of March 12, 2002:

Class of Common Stock	Number of Shares

Class A Stock, $.001 par value	2,516,186
Common Stock, $.001 par value	41,447,640

DOCUMENTS INCORPORATED BY REFERENCE:

      The Registrant’s definitive proxy statement to be filed in connection with solicitation of proxies for its Annual Meeting of Shareholders to be held on June 14, 2002, is incorporated by reference into Part III of this Form 10-K. Exhibit index is located on pages 28 to 30 of this filing.

PART I

Item 1.     Business

      This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties relating to the future financial performance of Regeneron Pharmaceuticals, Inc. and actual events or results may differ materially. These statements concern, among other things, the possible therapeutic applications of our product candidates and research programs, the timing, nature, and success of the clinical and research programs now underway or planned, and the future sources and uses of capital and our financial needs. These statements are made by us based on management’s current beliefs and judgment. In evaluating such statements, stockholders and potential investors should specifically consider the various factors identified under the caption “Factors That May Affect Future Operating Results” which could cause actual results to differ materially from those indicated by such forward-looking statements. We do not undertake any obligation to update publicly any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law.

General

      Regeneron Pharmaceuticals, Inc., which may be referred to as “we”, “us”, or “our”, is a biopharmaceutical company that discovers, develops, and intends to commercialize therapeutic drugs for the treatment of serious medical conditions. Our product pipeline includes product candidates for the treatment of obesity, rheumatoid arthritis and other inflammatory conditions, cancer and related disorders, allergies, asthma, and other diseases and disorders. Developing and commercializing new drugs entails risk and significant expense. Since inception we have not generated any sales or profits from the commercialization of any of our product candidates.

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

•	AXOKINE®: Acts on the brain region regulating food intake and energy expenditure and is being developed for the treatment of obesity. In November 2000, we announced the preliminary results of a twelve-week Phase II dose-ranging trial of AXOKINE in 170 severely obese patients. In the trial, AXOKINE was generally well tolerated and patients treated with AXOKINE showed medically meaningful and statistically significant weight loss compared to those receiving placebo. In September 2001, we reported that patients who completed 36 weeks of follow-up after cessation of AXOKINE treatment, on average, maintained the weight loss observed in the twelve-week treatment period. In July 2001, we initiated a Phase III clinical program of AXOKINE in overweight and obese patients. In January 2002, we announced that we had completed enrollment for a pivotal trial that includes approximately 2,000 patients in 65 sites across the United States.

•	PEGYLATED AXOKINE: Chemically modified version of AXOKINE that is being developed as a more potent, longer-acting form of the protein. Pegylated AXOKINE currently is in late-stage preclinical development and we anticipate initiating a Phase I clinical trial in mid-2002.

•	INTERLEUKIN-1 CYTOKINE TRAP (IL1 Trap): Protein-based antagonist for the interleukin-1 (called IL1) cytokine. IL1 is thought to play a major role in rheumatoid arthritis and other inflammatory diseases. In December 2000, we initiated a Phase I study to assess the safety and tolerability of the IL1 Trap in patients with rheumatoid arthritis. In January 2002, we reported positive preliminary results from the trial. Patients treated with the IL1 Trap experienced dose-dependent improvements in tender and swollen joints and CRP (C-Reactive Protein) levels, as well as the composite ACR (American College of Rheumatology) measure of disease activity. We expect to initiate a Phase II study for the IL1 Trap in patients with rheumatoid arthritis in mid-2002.

•	INTERLEUKIN-4/ INTERLEUKIN-13 CYTOKINE TRAP (IL4/ IL13 Trap): Protein-based antagonist for the interleukin-4 and interleukin-13 (called IL4 and IL13) cytokines which are thought to play a major role in diseases such as asthma, allergic disorders, and other inflammatory diseases. We expect to initiate a Phase I clinical trial of a dual IL4/ IL13 Trap for asthma/allergy-related conditions in mid-2002.

•	VEGF TRAP: Protein-based antagonist to Vascular Endothelial Growth Factor (called VEGF, also known as Vascular Permeability Factor or VPF). VEGF is required for the growth of blood vessels that are needed for tumors to grow and is a potent regulator of vascular permeability and leak. In November 2001, we initiated a Phase I clinical trial designed to assess the safety and tolerability of VEGF Trap in patients with solid tumor malignancies and patients with non-Hodgkin’s lymphoma.

•	ANGIOPOIETINS: A new family of growth factors that act specifically on the endothelium cells that line blood vessels. Angiopoietins may be useful for growing blood vessels in diseased hearts and other tissues with decreased blood flow and for repairing blood vessel leaks that cause swelling and edema in many different diseases such as stroke, diabetic retinopathy, and inflammatory diseases. Selected Angiopoietins, including engineered forms of these growth factors, are in preclinical development.

      In addition to the above programs which we are conducting independent of any corporate partners, we have formed collaborations to advance other research and development efforts. We are conducting research with The Procter & Gamble Company in muscle diseases and other fields. We are also collaborating with Medarex, Inc. to discover, develop, and commercialize certain human antibodies as therapeutics. In partnership with Amgen Inc., we have development rights to Neurotrophin-3, or NT-3, a clinical compound for the treatment of constipating conditions, although there are no ongoing development activities for NT-3 at this time. In all of these research collaborations, we retain 50% of the commercialization rights.

Our Independent Programs

      The following table lists the programs and product candidates for which we retain sole ownership and marketing rights.

Program and Product Candidate	Targeted Indication	Stage

AXOKINE®	Obesity	Clinical
Pegylated AXOKINE	Obesity	Preclinical
IL1 Trap	Rheumatoid arthritis	Clinical
IL4/13 Trap	Asthma and allergic disorders	Preclinical
Traps for other cytokines	Multiple diseases	Research
VEGF Trap	Cancer and related conditions	Clinical
Angiopoietin-1	Vascular leak and edema	Preclinical
Ephrins, Angiopoietin-2	Cancer and ischemia	Research
Regeneron Orphan Receptors (RORs)	Osteoarthritis and other cartilage diseases	Research

      AXOKINE. AXOKINE is our patented second generation ciliary neurotrophic factor, called CNTF. We are developing AXOKINE for the treatment of obesity.

      Obesity is a major health problem in all developed countries. The prevalence of obesity in the United States has increased substantially during the past decade. A 1999 Congressional Report funded by the National Institutes of Health confirmed that obesity significantly increases a number of health risks, including Type II diabetes. Obesity-related conditions, such as stroke and myocardial infarction are estimated to contribute to about 300,000 deaths yearly, ranking second only to smoking as a cause of preventable death. Health care expenditures for obesity-related conditions now total over $200 billion a year in the United States. Current treatment of obesity consists of diet, exercise, and other lifestyle changes, and a limited number of drugs. There are two approved drugs currently indicated for the treatment of obesity — sibutramine (Meridia®, a registered trademark of Knoll Pharmaceutical Company) and orlistat (Xenical®, a registered trademark of Hoffmann-LaRoche, Inc.). According to their approved product labels, over a twelve-month treatment period, these drugs, at their approved starting doses, have produced weight loss of between approximately five and nine pounds as compared to patients taking placebo.

      In November 2000, we announced the preliminary results of a Phase II clinical trial, which tested the safety and efficacy of AXOKINE in severely obese patients. This Phase II trial was a randomized, double-blind, placebo-controlled, out-patient study conducted at seven sites in the United States. Following an initial two-week “run-in period,” all subjects received twelve weeks of daily treatment, administered under the skin by patient self-injection. A total of 170 patients were divided into five patient groups. The first four patient groups comprised the pre-specified population for the primary analyses and received placebo, a daily dose of 0.3 micrograms (mcg) of AXOKINE per kilogram (kg), a daily dose of 1.0 mcg/kg, or a daily dose of 2.0 mcg/kg, in each case, over the twelve-week treatment period. A fifth group received a daily dose of 1.0 mcg/kg for eight weeks, followed by a blinded withdrawal period in which they received placebo for four weeks. The pre-specified end points of the study were change in weight for the patients who completed the full twelve weeks of treatment (“Completer Analysis”), and change in weight for all patients, whether or not they completed the full twelve weeks of treatment (“Last Observed Value Analysis”). All AXOKINE-treated groups showed medically meaningful and statistically significant weight loss compared to placebo. Summarized below are the results of the four groups comprising the primary analyses.

Completer Analysis			Last Observed Value Analysis
	Mean Weight Change			Mean Weight Change
	from Baseline	p value (relative		from Baseline	p value (relative
	(pounds)	to placebo)		(pounds)	to placebo)

Placebo (n=19)	+1.3	—	Placebo (n=31)	+0.6	—
0.3 mcg/kg (n=23)	-3.4	p = 0.01	0.3 mcg/kg (n=31)	-2.4	p = 0.04
1.0 mcg/kg (n=26)	-8.9	p< 0.0001	1.0 mcg/kg (n=37)	-7.5	p< 0.0001
2.0 mcg/kg (n=19)	-7.5	p< 0.0001	2.0 mcg/kg (n=33)	-5.8	p< 0.0001

      As used in the table above, “n” refers to the number of patients in each patient group. The reference to “p” value (relative to placebo) means the probability of being wrong when asserting that a true difference exists between the results for the patient group in question and the placebo group. For example, a p-value of less than 0.0001 indicates that there is a less than one in ten thousand chance that the mean weight loss observed in the group treated with drug and the mean weight loss observed in the group treated with placebo are the same.

      The trial established the optimal dose of AXOKINE to be 1.0 mcg/kg daily. Patients who received the optimal dose of AXOKINE over the twelve-week treatment period averaged 10 pounds more weight loss than patients on placebo. Moreover, 46% of these patients in the optimal dose group lost at least 10 pounds, compared to just 5% of the patients who received placebo. Nausea was shown not to be a factor that determined average weight loss in this Phase II Study.

      The 38 patients in the fifth group who received 1.0 mcg/kg of AXOKINE daily for eight weeks followed by the four week blinded withdrawal period lost weight during the treatment period and did not regain weight while taking placebo during the withdrawal period.

      No serious adverse events associated with the drug were reported during the trial and the drug was generally well tolerated, as reflected by the following ratio of patients in each treatment group completing the full twelve weeks of treatment according to the protocol: placebo, 61%; 0.3 mcg/kg, 74%; 1.0 mcg/kg, 70%, and 2.0 mcg/kg, 58%. The most common side effect was dose-dependent injection site reactions (skin redness), which occurred in all patient groups, including placebo, and were generally mild. Other side effects associated with the drug included cough and vomiting, which were notable only in the 2.0 mcg/kg dose group, and nausea, which occurred most frequently in the 2.0 mcg/kg dose group. There was no increase compared to placebo in the incidence of herpes simplex infections in patients taking AXOKINE. Neutralizing antibodies, based on a laboratory test, were not dose related and occurred in less than 10% of all patients receiving AXOKINE.

      In September 2001, we reported that the 45 patients who completed 36 weeks of follow-up after cessation of treatment, on average, maintained the weight loss observed in the twelve-week treatment period.

      In July 2001, we initiated a Phase III clinical program of AXOKINE in overweight and obese patients. We announced in January 2002 that the initial trial was fully enrolled with approximately 2,000 patients at 65 sites across the United States. This trial is a double-blind, randomized, placebo-controlled study. It will have a twelve-month treatment period, in which patients will receive daily subcutaneous self-injections of placebo or AXOKINE at a dose of 1.0 microgram (mcg) per kilogram (kg) of body weight. The treatment period will be followed by a twelve-month open-label safety extension phase, during which all patients will receive AXOKINE. Endpoints of the study are based on changes in body weight versus baseline during the treatment period. As part of the overall Phase III program, Regeneron will conduct additional confirmatory and ancillary studies of AXOKINE in obese and obese diabetic patients. These studies will vary in duration and size and are planned to be completed within a similar time frame as the initial pivotal study described above. The Phase III program is expected to enroll over 4,000 subjects in total.

      In March 2000, we established a research and development collaboration with Emisphere Technologies, Inc. to utilize Emisphere’s oral drug delivery technology for AXOKINE. In preliminary preclinical pharmacokinetic studies, the Emisphere technology was able to achieve measurable blood levels of AXOKINE.

      Pegylated AXOKINE. We are developing a pegylated version of AXOKINE (pegAXOKINE) as a more potent, longer-acting form of the protein. PegAXOKINE may allow for less frequent and/or lower dosing in patients. PegAXOKINE currently is in late-stage preclinical development and we anticipate initiating a Phase I clinical trial in mid-2002. Shearwater Corporation, now a subsidiary of Inhale Therapeutics Systems, Inc., has contracted with us to develop and supply the pegylated reagent for this product candidate.

      Cytokine Traps. Our research on the CNTF class of neurotrophic factors led to the discovery that CNTF, although it is a neurotrophic factor, belongs to the “superfamily” of signaling molecules referred to as cytokines. Cytokines are soluble proteins secreted by the cells of the body. In many cases, cytokines act as messengers to help regulate immune and inflammatory responses. In excess, cytokines can be harmful and have been linked to a variety of diseases. Blocking cytokines and growth factors is a proven therapeutic approach with a number of drugs already approved or in clinical development. The cytokine superfamily includes factors such as erythropoietin, thrombopoietin, granulocyte-colony stimulating factor, and the interleukins (or ILs).

      In 1994, our scientists made a breakthrough in understanding how receptors work for an entire class of interleukins in the human body. Based on this finding, we developed a family of antagonists referred to as “Cytokine Traps.” This family includes Cytokine Traps for IL1, IL4, and IL6 and a single Trap that blocks both IL4 and IL13. Because these Traps mimic the body’s natural receptors, they are effective at catching and holding the cytokines. With the cytokines trapped, the immune system responds as if the perceived threat is under control.

      In preclinical studies, these Cytokine Traps are more potent than other antagonists, potentially allowing lower levels of these drug candidates to be used. Moreover, because these Cytokine Traps are comprised entirely of natural human-derived protein sequences, they may be less likely to induce an immune reaction in humans. Because pathological levels of IL1, IL4, IL6, and IL13 seem to contribute to a variety of diseases, these Cytokine Traps have the potential to be important therapeutic agents.

      IL1 Trap. In December 2000, we initiated a Phase I study of the IL1 Trap to assess its safety and tolerability in patients with rheumatoid arthritis. The placebo-controlled, double-blind, dose-escalation study was conducted at several centers in the United States and included a single dose phase and a multiple dose phase. In January 2002, we reported positive preliminary results from the trial. In the trial, the IL1 Trap was evaluated in four groups of 15-20 patients suffering from active rheumatoid arthritis. Each group received six weekly doses of IL1 Trap at one of the following dose levels: 0, 200, 400 or 800 milligrams/kilogram.

      The preliminary results indicated that patients treated with the IL1 Trap experienced dose dependent improvements in tender and swollen joints and CRP levels, as well as the composite ACR measure of disease activity. Patients in the highest dose group experienced the largest improvement in swollen and tender joint counts, with approximately 70% of patients in the group (compared with approximately 46% of placebo-treated patients) experiencing at least a 20% average improvement in both swollen and tender joint counts, and approximately 49% (compared with approximately 19% of placebo-treated patients) experiencing a 50% average improvement in both swollen and tender joint counts during the treatment period. Similarly, blood levels of CRP, a well-validated and objective indicator of inflammation in rheumatoid arthritis, declined in a dose-dependent manner, with approximately 74% of patients in the highest dose group (compared with approximately 36% of placebo-treated patients) experiencing at least a 20% average improvement and approximately 49% (compared with approximately 16% of placebo-treated patients) experiencing at least a 50% average improvement during the treatment period. More than 50% of patients receiving the highest dose responded at the ACR-20 level (i.e., an improvement in ACR score of 20% or more), compared with approximately 30% of placebo-treated patients.

      We expect to initiate a Phase II study of the IL1 Trap in patients with rheumatoid arthritis in mid-2002. The IL1 Trap is also being evaluated for potential uses in treating other inflammatory diseases.

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

      IL4/IL13 Trap. Antagonists for IL4 and IL13 may be therapeutically useful in a number of allergy and asthma-related conditions, including as an adjunct to vaccines where blocking IL4 and IL13 may help to elicit more of the desired type of immune response to the vaccine. We have developed both an IL4 Trap and an IL4/IL13 Trap, which is a single molecule that can block both interleukin-4 and interleukin-13. We expect to initiate a clinical trial of a dual IL4/IL13 Trap to assess its safety and tolerability for the treatment of asthma/ allergy-related conditions in mid-2002.

      One in 13 Americans suffers from allergies and one in 18 suffers from asthma. The number of people afflicted with these diseases has been growing at an alarming rate. It is believed that IL4 and IL13 play a role in these diseases. These two cytokines are essential to the normal functioning of the immune system, creating a vital communication link between white blood cells. In the case of asthma and allergies, however, there are too many interleukins present, causing the immune system to overact. Our IL4/IL13 Trap may offer unique advantages over other products and product candidates for asthma and allergy-related conditions because of its ability to block both of the cytokines thought to be at the root of these disorders.

      Other Cytokine Traps. We have research programs underway for other Cytokine Traps. Our research regarding protein-based cytokine antagonists currently includes molecular and cellular research to improve or modify Cytokine Trap technology, process development efforts to produce experimental and clinical research supplies, and in vivo and in vitro studies to further understand and demonstrate the efficacy of the Cytokine Traps.

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

      In November 2001, we initiated a Phase I clinical trial designed to assess the safety and tolerability of VEGF Trap in patients with solid tumor malignancies and patients with non-Hodgkin’s lymphoma. The Phase I trial is an open-label study in patients with advanced tumors and will evaluate the VEGF Trap in increasing dose levels. The study is being conducted at a clinical site in New York City.

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

      NT-3. The clinical development of NT-3 by Amgen-Regeneron Partners, a general partnership equally owned by us and Amgen, is currently focused on the treatment of constipating conditions. In 2000 and 2001, we, on behalf of Amgen-Regeneron Partners, conducted Phase II studies of NT-3 in patients with functional constipation and in spinal cord injury patients with bowel dysfunction. There are no ongoing development activities for NT-3 at this time. Amgen-Regeneron Partners has been developing NT-3 in the United States under a license from Takeda Chemical Industries, Ltd.

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

      Our work in this area is currently focused on determining whether selective inhibition or activation of DDR1 and DDR2 would be beneficial in the setting of fibrotic disease. Further, we are studying key signaling pathways which allow particular fibrosis-inducing cells to multiply. Inhibition of such pathways may be useful in preventing the development of fibrosis. These research activities are being conducted in collaboration with the scientists at Procter & Gamble.

      We also have a research program focused on the discovery and characterization of G-Protein Coupled Receptors, which have historically been among the most useful targets for pharmaceuticals. We use a genomics approach to discover new receptors and then we characterize these receptors in our disease models by examining their expression. Early stage research work on selected G-Protein Coupled Receptors is being conducted in collaboration with the scientists at Procter & Gamble.

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

      Targeted Genomics™: In contrast to basic genomics approaches, which attempt to identify every gene in a cell or genome, we use Targeted Genomics approaches to identify specific genes likely to be of therapeutic interest. These approaches do not depend on random gene sequencing, but rather on function-based approaches to specifically target the discovery of genes for growth factors, peptides, and their receptors that are most likely to have use for developing drug candidates. This technology has already led to our discovery of the Angiopoietin and Ephrin growth factor families for angiogenesis and vascular disorders, the MuSK growth factor receptor system for muscle disorders, and the Regeneron Orphan Receptor (ROR) growth factor receptor system that regulates cartilage formation.

      High Throughput Functionomics™: A major challenge facing the biopharmaceutical industry in the post-genomic era involves the efficient assignment of function to random gene sequences to enable the identification of validated drug targets. One way to help determine the function of a gene is to generate mice in which the gene is removed (referred to as “knockout mice”), or is over-produced (referred to as “transgenic mice”), or in which a color-producing gene is substituted for the gene of interest (referred to as “reporter knockin mice”) to identify which cells in the body are expressing the gene. Until recently, technical hurdles involved in the generation of mouse models restricted the ability to produce multiple models quickly and efficiently. We have developed proprietary technology that we believe will allow for the rapid and efficient production of genetically modified mice on a high throughput scale, enabling rapid assignment of function to gene sequences.

      Designer Protein Therapeutics™: In cases in which the natural gene product is itself not a product candidate, we utilize our Designer Protein Therapeutics platform to genetically engineer product candidates with the desired properties. We use these technologies to develop derivatives of growth factors and their receptors, which can allow for modified agonistic or antagonistic properties that may prove to be therapeutically useful. Examples include the generation of AXOKINE and the development of Cytokine Traps and the VEGF Trap. This technology platform has already produced more than 10 patented proteins, including the IL1 Trap currently in Phase I clinical testing, and several others in preclinical development.

Collaborative Relationships

      In addition to our independent programs, we currently conduct programs in collaboration with academic and corporate partners. We have entered into research collaboration and licensing agreements with various corporate partners, including Procter & Gamble, Medarex, Amgen, and Sumitomo Pharmaceuticals.

      Procter & Gamble. In May 1997, we entered into a long-term collaboration agreement with Procter & Gamble to discover, develop, and commercialize pharmaceutical products. In connection with the collaboration, Procter & Gamble made Regeneron equity purchases of $42.9 million in June 1997 and $17.1 million in August 2000. These equity purchases were in addition to a purchase by Procter & Gamble of $10.0 million of our common stock that was completed in March 1997. Procter & Gamble also agreed to provide funding in support of our research efforts related to the collaboration, of which we received $59.1 million through December 31, 2001. Beginning in September 1997, Procter & Gamble also provided research support for our AXOKINE program, which ended during the third quarter of 1999. As a result, Procter & Gamble will be entitled to receive a small royalty on any sales of AXOKINE.

      In August 2000, Procter & Gamble made two non-recurring research progress payments to us totaling $3.5 million. Effective December 31, 2000, we and Procter & Gamble entered into a new long-term collaboration agreement, replacing the companies’ 1997 agreement. The new agreement extends Procter & Gamble’s obligation to fund our research under the new collaboration agreement through December 2005, with no further research obligations by either party thereafter, and focuses the companies’ collaborative research on therapeutic areas that are of particular interest to Procter & Gamble, including muscle atrophy and muscle diseases, fibrotic diseases, and selected G-Protein Coupled Receptors. For each of these program areas, the parties contribute research activities and necessary intellectual property rights pursuant to mutually agreed upon plans and budgets established by operating committees. During the first five years of the agreement, neither party will independently perform research on targets included in the collaboration.

      We and Procter & Gamble divided rights to the programs from the 1997 collaboration agreement that are no longer part of the companies’ collaboration. Procter & Gamble obtained rights to certain early stage programs. We have rights to all other research programs including exclusive rights to the VEGF Trap, the Angiopoietins, and Regeneron’s Orphan Receptors (RORs). Any drugs that result from the new collaboration will continue to be jointly developed and marketed worldwide, with the companies equally sharing development costs and profits. Under the new agreement, beginning in the first quarter of 2001, research support from Procter & Gamble is $2.5 million per quarter (before adjustments for inflation) through December 2005.

      The new collaboration agreement will expire on the later of December 31, 2005 or the termination of research, development, or commercial activities relating to compounds that meet predefined success criteria before that date. In addition, if either party successfully develops a compound covered under the agreement to a predefined development stage during the two-year period following December 31, 2005, the parties shall meet to determine whether to reconvene joint development of the compound under the agreement. The agreement is also subject to termination if either party enters bankruptcy, breaches its material obligations, or undergoes a change of control. In addition to termination rights, our new collaboration agreement with Procter & Gamble has an “opt-out” provision, whereby a party may decline to participate further in a research or product development program. In such cases, the opting-out party will generally not have any further funding obligation and will not have any rights to the product or program in question (but may be entitled to a royalty on any product sales). If Procter & Gamble opts out of a product development program, and we do not find a new partner, we would bear the full cost of the program.

      Medarex. In March 2000, we entered into a collaboration under a binding memorandum of understanding with Medarex to discover, develop, and commercialize human antibodies as therapeutics. We contribute our expertise in discovering and characterizing proteins as drug targets, and Medarex contributes its HuMAb-Mouse™ technology to create fully human antibody products for those targets. We and Medarex prioritize targets based upon a variety of criteria, including target validation, reagent availability, market opportunity, competitive factors, intellectual property position, and the expected feasibility of obtaining antibodies that have the desired properties. The HuMAb-Mouse is a transgenic mouse whose genes for creating mouse antibodies have been inactivated and replaced by human antibody genes. This makes it possible to rapidly create and develop fully human antibodies as drug candidates.

      Under the agreement, Medarex and we will share all development, manufacturing, and clinical costs of jointly developed products and all net profits and losses. Each of us has the right to opt out of the joint development of the antigen target and receive instead certain milestones and royalty payments on net sales. The agreement terminates upon the earlier of three years or the date on which neither party is exploiting any jointly developed products. The agreement is also subject to termination if either party enters bankruptcy or breaches its material obligations thereunder.

      Emisphere. In March 2000, we signed an agreement with Emisphere Technologies, Inc. to establish a research and development collaboration to utilize Emisphere’s oral drug delivery technology for AXOKINE. In preliminary preclinical pharmacokinetic studies, the Emisphere technology was able to achieve measurable blood levels of AXOKINE. Under the terms of the agreement, we will support research at Emisphere and make license and milestone payments based on the satisfaction of pre-determined criteria during the development of orally delivered AXOKINE. The parties established a steering committee to determine these milestones, which trigger either payment obligations or termination rights for either party. The first of these milestones is based on the status of the program as of May 31, 2002. The steering committee meets on at least a quarterly basis to review the results of the program. In addition, the agreement is subject to termination if either party breaches its material obligations thereunder. During the term of the agreement, we will receive exclusive worldwide commercialization rights to oral products that result from the collaboration and pay Emisphere a royalty on sales of any such products.

      Shearwater. In December 2000, we entered into a license and supply agreement with Shearwater Corporation, now a subsidiary of Inhale Therapeutics Systems, Inc., under which Shearwater will develop and supply a pegylated reagent that could be used to formulate a modified form of AXOKINE. In preclinical studies, a pegylated AXOKINE was substantially longer lasting than unmodified AXOKINE. This may allow less frequent and/or lower dosing in patients. Under the terms of the agreement, Shearwater will develop and supply the reagent and we will manufacture and have exclusive rights to pegylated AXOKINE. Shearwater is entitled to receive milestone payments based on the development of the modified AXOKINE and will be the exclusive supplier of the reagent. We will pay Shearwater a royalty not to exceed 2.5% on sales of any pegylated AXOKINE. The agreement remains in force until the later of ten years from the grant of the first marketing approval for a pegylated AXOKINE or the last to expire patent covering Shearwater’s pegylated reagent. In addition, each party shall have the right to terminate the agreement upon bankruptcy of the other party or the other party’s breach of a material obligation under the agreement. We have additional termination rights if market or other conditions, including regulatory restrictions, seriously inhibit the ability to develop or market pegylated AXOKINE.

      Amgen. Amgen-Regeneron Partners has the development rights to NT-3 and brain-derived neurotrophic factor, or BDNF, in the United States. We are required to fund 50% of the development costs of Amgen-Regeneron Partners to maintain 50% of the commercialization rights. Assuming equal capital contributions to Amgen-Regeneron Partners, we and Amgen share any profits or losses of Amgen-Regeneron Partners equally. Under our agreement with Amgen, we are attempting to develop NT-3 with Amgen and, if such effort is successful, commercialize, market, and distribute NT-3 in the United States through Amgen-Regeneron Partners. Our agreement with Amgen will continue for the longer of the life of the patents covering NT-3 or fifteen years from the date on which NT-3 is approved for commercial marketing in any country. The agreement is also subject to termination if either party enters bankruptcy or breaches its material obligations thereunder. During the term of the agreement, there are restrictions on the ability of either party to independently conduct research or development of NT-3 without the other party. Our aggregate capital contribution to Amgen-Regeneron Partners from the partnership’s inception in June 1993 through December 31, 2001 was $57.9 million. We do not expect to make capital contributions to the partnership in 2002 since there are no ongoing development activities for NT-3 at this time, but additional contributions may be required, depending upon, among other things, whether and how Amgen-Regeneron Partners proceeds with the development of NT-3.

      The development and commercialization of NT-3 outside of the United States, Japan, China, and certain other Pacific Rim countries, if any, will be conducted solely by Amgen through a license from us and from Takeda Chemical Industries, Ltd. In return, we will receive royalty payments based on Amgen’s net sales of any products in the licensed territory. In the licensed territory, Amgen is solely responsible for funding clinical development and related costs of the licensed products, as well as costs of their commercial exploitation, and has sole discretion with respect to all such development, manufacturing, and marketing of the products and sole responsibility for filing applications for regulatory approvals.

      Following a review of available clinical trial data, we and Amgen discontinued the development of BDNF for the treatment of ALS in January 2001.

      Sumitomo. In March 1989, Sumitomo Chemical Company, Ltd. entered into a Technology Development Agreement with us and paid us $5.6 million. In addition, Sumitomo Chemical purchased $4.4 million of our equity. In connection with this agreement, we granted Sumitomo Chemical a limited right of first negotiation, over a fifteen-year period, to license up to three of our product candidates to commercialize in Japan on financial and commercial terms as we may offer. If Sumitomo Chemical decides it does not wish to enter into a license agreement with us on the terms we propose, we are free to license the product candidate to any other third party in Japan on terms and conditions no more favorable to a third party licensee than those offered to Sumitomo Chemical. We are obligated periodically to inform and, if requested, to meet with Sumitomo Chemical management about our progress in research and development. This agreement will expire on the earlier of March 20, 2004 or the date that Sumitomo Chemical licenses three-product candidates from us, provided that the parties may extend the agreement for an additional five-year term.

      BDNF is licensed to Sumitomo Pharmaceuticals Company, Ltd. (a subsidiary of Sumitomo Chemical) for development in Japan. We recognized revenue from Sumitomo Pharmaceuticals related to BDNF of $0.2 million in 2001, $7.6 million in 2000, and $0.1 million in 1999. In light of the discontinuation of BDNF development for ALS, we do not expect to receive further payments from Sumitomo Pharmaceuticals for research progress payments, contract research and development, or contract manufacturing.

Manufacturing

      We maintain an 8,000 square foot manufacturing facility in Tarrytown, New York. This facility, which was designed to comply with FDA current good manufacturing practices (called GMP), produces preclinical and clinical supplies of our product candidates.

      In 1993, we purchased our 100,000 square foot Rensselaer, New York manufacturing facility, which is being used to manufacture drugs for our own preclinical and clinical studies. We also use the facility to manufacture a product for Merck & Co., Inc. under a long-term contract.

      Currently, we dedicate approximately 230 people to our manufacturing operations at these facilities.

      In 1995, we entered into a long-term manufacturing agreement with Merck (called, as amended, the Merck Agreement) to produce an intermediate for a Merck pediatric vaccine at our Rensselaer facility. We agreed to modify portions of our facility for manufacture of the Merck intermediate and to assist Merck in securing regulatory approval for manufacturing in the Rensselaer facility. In December 1999, we announced that the FDA had approved us as a contract manufacturer for the Merck intermediate. Under the Merck Agreement, we are manufacturing intermediate for Merck for six years, with certain minimum order quantities each year. The Merck Agreement is expected to extend to 2005 and may be terminated at any time by Merck with prior notice. Merck agreed to reimburse us for the capital costs to modify the facility and for the cost of our activities performed on behalf of Merck prior to the start of production. Merck also agreed to pay an annual facility fee of $1.0 million, subject to annual adjustment for inflation, reimburse us for certain manufacturing costs, pay us a variable fee based on the quantity of intermediate supplied to Merck, and make certain additional payments. We recognized contract manufacturing revenue related to the Merck Agreement of $9.8 million in 2001, $12.5 million in 2000, and $10.0 million in 1999.

      Among the conditions for regulatory marketing approval of a drug is the requirement that the prospective manufacturer’s quality control and manufacturing procedures conform to the GMP regulations of the health authority. In complying with standards set forth in these regulations, manufacturers must continue to expend time, money, and effort in the area of production and quality control to ensure full technical compliance. Manufacturing establishments, both foreign and domestic, are also subject to inspections by or under the authority of the FDA and by other federal, state, and local agencies. If our manufacturing facilities fail to comply with FDA and other regulatory requirements, we will be required to suspend manufacturing. This will have a material adverse effect on our financial condition, results of operations, and cash flow.

Competition

      There is substantial competition in the biotechnology and pharmaceutical industries from pharmaceutical, biotechnology, and chemical companies. Our competitors may include Hoffmann-LaRoche, Abbott Laboratories, Merck, Amgen, and others. Many of our competitors have substantially greater research, preclinical, and clinical product development and manufacturing capabilities, and financial, marketing, and human resources than we do. Our smaller competitors may also be significant if they acquire or discover patentable inventions, form collaborative arrangements, or merge with large pharmaceutical companies. Even if we achieve product commercialization, one or more of our competitors may achieve product commercialization earlier than we do or obtain patent protection that dominates or adversely affects our activities. Our ability to compete will depend on how fast we can develop safe and effective product candidates, complete clinical testing and approval processes and supply commercial quantities of the product to the market. Competition among product candidates approved for sale will also be based on efficacy, safety, reliability, availability, price, patent position, and other factors.

      AXOKINE: There is substantial competition in the discovery and development of treatments for obesity, as well as established, cost-effective, and emerging prescription and over-the-counter treatments for this condition. For example, Hoffmann-LaRoche and Abbott Laboratories already market well-established drugs for the treatment of obesity and Amgen and a number of other pharmaceutical companies are developing leptin and related molecules. Clinical trials of leptin are under way. Some of these drugs may offer competitive advantages over AXOKINE. For example, AXOKINE currently is available only in injectible form, while the currently available marketed drugs for the treatment of obesity are delivered in oral dosage forms, which generally are favored by patients over injectible drugs. Therefore, even if AXOKINE is approved for sale, the fact that it must be delivered by injection may severely limit its market acceptance among patients and physicians.

      Cytokine Traps: Similarly, marketed products for the treatment of rheumatoid arthritis and asthma are available as either oral or inhaled drugs, whereas our Cytokine Traps currently are only planned for clinical trials as injectibles. The markets for both rheumatoid arthritis and asthma are very competitive. Several new, highly successful drugs recently became available for these disease states. Examples include the TNF-antagonists Enbrel® (a registered trademark of Immunex Corporation) and Remicade® (a registered trademark of Centocor) and the IL1 receptor antagonist Kineret® (a registered trademark of Amgen) for rheumatoid arthritis, and the leukotriene-modifier Singulair® (a registered trademark of Merck), as well as various inexpensive corticosteroid drugs, for asthma.

      VEGF Trap: Many companies are developing drugs designed to block the actions of VEGF specifically and angiogenesis in general. A variety of approaches have been employed, including antibodies to VEGF, antibodies to the VEGF receptor, small molecule antagonists to the VEGF receptor tyrosine kinase, as well as multiple other anti-angiogenesis strategies. Many of these alternative approaches may offer competitive advantages to our VEGF Trap in efficacy, side-effect profile, or form of delivery. Additionally, many of these developmental drugs may be at a more advanced stage of development than our product candidate. For example, Genentech, Inc. is developing an antibody to VEGF that is currently in Phase III clinical testing.

      Other Areas: Many pharmaceutical and biotechnology companies are attempting to discover and develop small-molecule based therapeutics, similar in at least certain respects to our program with Procter & Gamble. In these and related areas, intellectual property rights have been sought and certain rights have been granted to competitors and potential competitors of ours, and we may be at a substantial competitive disadvantage in such areas as a result of, among other things, our lack of experience, trained personnel, and expertise. A number of corporate and academic competitors are involved in the discovery and development of novel therapeutics using tyrosine kinase receptors, orphan receptors, and compounds that are the focus of other research or development programs we are now conducting. These competitors include Amgen and Genentech, as well as many others. Many firms and entities are engaged in research and development in the areas of cytokines, interleukins, angiogenesis, and muscle conditions. Some of these competitors are currently conducting advanced preclinical and clinical research programs in these areas. These and other competitors may have established substantial intellectual property and other competitive advantages.

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

Patents, Trademarks and Trade Secrets

      Our success depends, in part, on our ability to obtain patents, maintain trade secret protection, and operate without infringing on the proprietary rights of third parties. Our policy is to file patent applications to protect technology, inventions, and improvements that are considered important to the development of our business. We have been granted 66 U.S. patents and we have approximately 100 pending applications. We are the exclusive or nonexclusive licensee of a number of additional U.S. patents and patent applications. We also rely upon trade secrets, know-how, and continuing technological innovation to develop and maintain our competitive position. We or our licensors or collaborators have filed patent applications on products and processes relating to AXOKINE, Cytokine Traps, VEGF Trap, Angiopoietins, and NT-3, as well as other technologies and inventions in the United States and in certain foreign countries. We intend to file additional patent applications, when appropriate, relating to improvements in these technologies and other specific products and processes. We plan to aggressively prosecute, enforce, and defend our patents and other proprietary technology.

      In September 2000, Immunex Corporation filed a request with the European Patent Office seeking the declaration of an Opposition regarding our European patent relating to Cytokine Traps. This is a legal challenge to the validity and scope of our patent. Although we plan to defend the patent diligently, the scope of the patent may be adversely affected pending the outcome of the Opposition.

      Other parties could allege to have blocking patent rights to our Traps in clinical development. Although we do not believe our Traps infringe these patents, the third parties with rights to these patents could initiate litigation that has the potential to interfere with our ability to develop, manufacture, or sell our clinical candidates, which would severely harm our business.

      We seek to obtain licenses to patents when, in our judgment, such licenses are needed. If any licenses are required, we may not be able to obtain such licenses on commercially reasonable terms, if at all. The failure to obtain any such license would severely harm our business.

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

      Defense and enforcement of our intellectual property rights can be expensive and time consuming, even if the outcome is favorable to us. It is possible that patents issued to or licensed to us will be successfully challenged, that a court may find that we are infringing validly issued patents of third parties, or that we may have to alter or discontinue the development of our products or pay licensing fees to take into account patent rights of third parties.

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

Employees

      As of December 31, 2001, we had 575 full-time employees, 105 of whom held a Ph.D. or M.D. degree or both. We believe that we have been successful in attracting skilled and experienced personnel in a highly competitive environment; however, competition for these personnel is intense. None of our personnel are covered by collective bargaining agreements and our management considers its relations with our employees to be good.

Item 2.     Properties

      We conduct our research, development, manufacturing, and administrative activities at our own facilities. We currently lease approximately 171,000 square feet, and sublease approximately 9,000 square feet, of office, laboratory, and manufacturing space in Tarrytown, New York. The current monthly base rental charge is $309,175 plus additional rental charges for utilities, taxes, and operating expenses, as defined. The lease and sublease expire on June 30, 2003 and December 31, 2002, respectively, and we have renewal options to extend the agreements for an additional five-year period. We own the Rensselaer facility, consisting of two buildings totaling approximately 104,000 square feet of research, manufacturing, office, and warehouse space.

      In 2002, we expect to lease additional space in both our Tarrytown and Rensselaer locations, and incur approximately $50 million in capital expenditures for our expanded manufacturing and research and development activities. In the future, we may locate, lease, operate, or purchase additional facilities in which to conduct expanded research and development activities and manufacturing and commercial operations.

Item 3.     Legal Proceedings

      In September 2000, Immunex Corporation filed a request with the European Patent Office seeking the declaration of an Opposition regarding the scope of our European patent relating to Cytokine Traps. This is a legal challenge to the validity and scope of our patent. Although we plan to defend the patent diligently, the scope of the patent may be adversely affected pending the outcome of the Opposition. In addition to this patent challenge, we have from time to time been subject to legal claims arising in connection with our business. While the ultimate results of the patent challenge and legal claims cannot be predicted with certainty, at December 31, 2001, there were no asserted claims against us which, in the opinion of management, if adversely decided, would have a material adverse effect on our financial position or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

      On December 17, 2001, we conducted a Special Meeting of Shareholders pursuant to due notice. A quorum being present either in person or by proxy, the shareholders voted on the following matter:

      To increase the number of shares of Common Stock Regeneron is authorized to issue from 60,000,000 to 160,000,000.

      No other matters were voted on. The number of votes cast was For: 56,417,213, Against: 4,105,742, and Abstain: 27,120.

Executive Officers of the Registrant

      Listed below are our executive officers as of February 28, 2002. There are no family relationships between any of the executive officers and there is no arrangement or understanding between any executive officer and any other person pursuant to which the executive officer was selected. At the annual meeting of the Board of Directors, which follows the Annual Meeting of Shareholders, executive officers are elected by the Board to hold office for one year and until their respective successors are elected and qualified, or until their earlier resignation or removal.

Name	Age	Position

Leonard S. Schleifer, M.D., Ph.D.	49	President, Chief Executive Officer, and Founder
George D. Yancopoulos, M.D., Ph.D.	42	Executive Vice President and Chief Scientific Officer, and President, Regeneron Research Laboratories
Murray A. Goldberg	57	Senior Vice President, Finance & Administration, Chief Financial Officer, Treasurer, and Assistant Secretary

Name	Age	Position

Randall G. Rupp, Ph.D.	54	Senior Vice President, Manufacturing and Process Sciences
Neil Stahl, Ph.D.	45	Senior Vice President, Preclinical Development and Biomolecular Science

      Information with regard to our directors is incorporated by reference to the Regeneron Pharmaceuticals, Inc. Proxy Statement to be filed in connection with solicitation of proxies for our Annual Meeting of Shareholders to be held on June 14, 2002.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      Our Common Stock is quoted on The Nasdaq Stock Market under the symbol “REGN.” Our Class A Stock, par value $.001 per share, is not publicly quoted or traded.

      The following table sets forth, for the periods indicated, the range of high and low bid quotations for the Common Stock as reported by The Nasdaq Stock Market. The bid prices reflect inter-dealer quotations without retail mark-ups, mark-downs, or commissions and do not necessarily represent actual transactions.

	High	Low

2000
First Quarter	$57.38	$10.95
Second Quarter	32.63	15.13
Third Quarter	36.25	24.63
Fourth Quarter	41.69	19.63
2001
First Quarter	$40.25	$21.13
Second Quarter	38.00	20.88
Third Quarter	35.30	20.24
Fourth Quarter	29.93	20.34

      As of March 12, 2002, there were 625 shareholders of record of our Common Stock and 60 shareholders of record of our Class A Stock. The closing bid price for the Common Stock on that date was $26.29.

      We have never paid cash dividends and do not anticipate paying any in the foreseeable future.

Item 6.     Selected Financial Data

      The selected financial data set forth below for the years ended December 31, 2001, 2000, and 1999 and at December 31, 2001 and 2000 are derived from and should be read in conjunction with our audited financial statements, including the notes thereto, included elsewhere in this report. The selected financial data for the years ended December 31, 1998 and 1997 and at December 31, 1999, 1998, and 1997 are derived from our audited financial statements not included in this report.

	Year Ended December 31,

	2001	2000	1999	1998	1997

	(In thousands, except per share data)
Statement of Operations Data
Revenues
Contract research and development	$12,071	$36,478	$24,539	$19,714	$17,400
Research progress payments		6,200		9,500	5,000
Contract manufacturing	9,902	16,598	9,960	9,113	4,458

	21,973	59,276	34,499	38,327	26,858

Expenses
Research and development	91,540	60,559	48,291	39,989	32,057
Contract manufacturing	6,509	15,566	3,612	5,002	2,617
General and administrative	9,607	8,427	6,430	5,915	5,867

	107,656	84,552	58,333	50,906	40,541

Loss from operations	(85,683)	(25,276)	(23,834)	(12,579)	(13,683)

Other income, net
Investment income	13,162	8,480	5,207	6,866	6,242
Loss in Amgen-Regeneron Partners	(1,002)	(4,575)	(4,159)	(2,484)	(3,403)
Interest expense	(2,657)	(281)	(284)	(428)	(735)

	9,503	3,624	764	3,954	2,104

Net loss before cumulative effect of a change in accounting principle	(76,180)	(21,652)	(23,070)	(8,625)	(11,579)
Cumulative effect of adopting Staff Accounting Bulletin 101 (“SAB 101”)		(1,563)

Net loss	$(76,180)	$(23,215)	$(23,070)	$(8,625)	$(11,579)

Net loss per share, basic and diluted:
Net loss before cumulative effect of a change in accounting principle	$(1.81)	$(0.62)	$(0.74)	$(0.28)	$(0.40)
Cumulative effect of adopting SAB 101		(0.04)

Net loss per share	$(1.81)	$(0.66)	$(0.74)	$(0.28)	$(0.40)

Pro forma amounts assuming SAB 101 is applied retroactively:
Net loss			$(22,699)	$(8,254)	$(11,208)
Net loss per share, basic and diluted			$(0.73)	$(0.27)	$(0.39)

	At December 31,

	2001	2000	1999	1998	1997

	(In thousands)
Balance Sheet Data
Cash, cash equivalents, marketable securities, and restricted marketable securities (current and non-current)	$438,383	$154,370	$93,599	$113,530	$128,041
Total assets	495,397	208,274	136,999	156,915	168,380
Capital lease obligations and notes payable, long-term portion	200,150	2,069	2,731	3,066	3,752
Stockholders’ equity	266,355	182,130	109,532	131,227	138,897

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

      We are a biopharmaceutical company that discovers, develops, and intends to commercialize therapeutic drugs for the treatment of serious medical conditions. Our product pipeline includes product candidates for the treatment of obesity, rheumatoid arthritis and other inflammatory conditions, cancer and related disorders, allergies, asthma, and other diseases and disorders. Since inception we have not generated any sales or profits from the commercialization of any of our product candidates.

      Below is a summary of our leading clinical programs, as well as product candidates that are expected to enter clinical trials over the next year. We retain sole ownership and marketing rights for each of these programs and currently are developing them independent of any corporate partners.

•	AXOKINE®: Acts on the brain region regulating food intake and energy expenditure and is being developed for the treatment of obesity. In November 2000, we announced the preliminary results of a twelve-week Phase II dose-ranging trial of AXOKINE in 170 severely obese patients. In the trial, AXOKINE was generally well tolerated and patients treated with AXOKINE showed medically meaningful and statistically significant weight loss compared to those receiving placebo. In September 2001, we reported that patients who completed 36 weeks of follow-up after cessation of treatment, on average, maintained the weight loss observed in the twelve-week treatment period. In July 2001, we initiated a Phase III clinical program of AXOKINE in overweight and obese patients. In January 2002, we announced that we had completed enrollment for a pivotal trial that includes approximately 2,000 patients in 65 sites across the United States.

•	PEGYLATED AXOKINE: Chemically modified version of AXOKINE that is being developed as a more potent, longer-acting form of the protein. Pegylated AXOKINE currently is in late-stage preclinical development and we anticipate initiating a Phase I clinical trial in mid-2002.

•	INTERLEUKIN-1 CYTOKINE TRAP (IL1 Trap): Protein-based antagonist for the interleukin-1 (called IL1) cytokine. IL1 is thought to play a major role in rheumatoid arthritis and other inflammatory diseases. In December 2000, we initiated a Phase I study to assess the safety and tolerability of the IL1 Trap in patients with rheumatoid arthritis. In January 2002, we reported positive preliminary results from the trial. Patients treated with the IL1 Trap experienced dose-dependent improvements in tender and swollen joints and CRP (C-Reactive Protein) levels, as well as the composite ACR (American College of Rheumatology) measure of disease activity. We expect to initiate a Phase II study for the IL1 Trap in patients with rheumatoid arthritis in mid-2002.

•	INTERLEUKIN-4/ INTERLEUKIN-13 CYTOKINE TRAP (IL4/ IL13 Trap): Protein-based antagonist for the interleukin-4 and interleukin-13 (called IL4 and IL13) cytokines which are thought to play a major role in diseases such as asthma, allergic disorders, and other inflammatory diseases. We expect to initiate a Phase I clinical trial of a dual IL4/ IL13 Trap for asthma/allergy-related conditions in mid-2002.

•	VEGF TRAP: Protein-based antagonist to Vascular Endothelial Growth Factor (called VEGF, also known as Vascular Permeability Factor or VPF). VEGF is required for the growth of blood vessels that are needed for tumors to grow and is a potent regulator of vascular permeability and leak. In November 2001, we initiated a Phase I clinical trial designed to assess the safety and tolerability of VEGF Trap in patients with solid tumor malignancies and patients with non-Hodgkin’s lymphoma.

•	ANGIOPOIETINS: A new family of growth factors that act specifically on the endothelium cells that line blood vessels. Angiopoietins may be useful for growing blood vessels in diseased hearts and other tissues with decreased blood flow and for repairing blood vessel leaks that cause swelling and edema in many different diseases such as stroke, diabetic retinopathy, and inflammatory diseases. Selected Angiopoietins, including engineered forms of these growth factors, are in preclinical development.

      In addition to the above programs which we are conducting independent of any corporate partners, we have formed collaborations to advance other research and development efforts. We are conducting research with Procter & Gamble in muscle diseases and other fields. We are also collaborating with Medarex to discover, develop, and commercialize certain human antibodies as therapeutics. In partnership with Amgen, we have development rights to Neurotrophin-3, or NT-3, a clinical compound for the treatment of constipating conditions, although there are no ongoing development activities for NT-3 at this time. In all of these research collaborations, we retain 50% of the commercialization rights.

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

      From inception on January 8, 1988 through December 31, 2001, we had a cumulative loss of $299.7 million. In the absence of revenues from the commercialization of our product candidates or other sources, the amount, timing, nature, or source of which cannot be predicted, our losses will continue as we conduct our research and development activities. Our activities may expand over time and may require additional resources and we expect our operating losses to be substantial over at least the next several years. Our losses may fluctuate from quarter to quarter and will depend, among other factors, on the timing of certain expenses and on the progress of our research and development efforts.

Results of Operations

      Years Ended December 31, 2001 and 2000. Our total revenue decreased to $22.0 million in 2001 from $59.3 million in 2000. Contract research and development revenue decreased to $12.1 million in 2001 from $36.5 million in 2000. Under our long-term collaboration agreement with Procter & Gamble, research payments decreased effective in the first quarter of 2001 to $2.5 million per quarter (before adjustments for inflation) from $7.1 million per quarter for the first two quarters of 2000 and $6.8 million per quarter for last two quarters of 2000. In addition, revenue from Amgen-Regeneron Partners decreased to $1.2 million in 2001 from $6.2 million in 2000 due to the cessation of clinical trial activity on brain derived neurotrophic factor, or BDNF, in January 2001 and the substantial completion of our Phase II studies of NT-3. In 2000, research progress payments consisted of two non-recurring payments totaling $3.5 million from Procter & Gamble related to our long-term collaboration agreement and a non-recurring payment of $3.0 million (reduced by $0.3 million of Japanese withholding tax) from Sumitomo Pharmaceuticals related to the development of BDNF in Japan. Contract manufacturing revenue decreased to $9.9 million in 2001, compared to $16.6 million in 2000. Contract manufacturing revenue related to our long-term agreement with Merck to manufacture a vaccine intermediate at our Rensselaer, New York facility decreased to $9.8 million in 2001 from $12.5 million in 2000, primarily because intermediate manufactured in the second half of 2001 will not be shipped to Merck until 2002. Revenue and the related manufacturing expense will be recognized as the product is shipped, after acceptance by Merck. Contract manufacturing revenue in 2000 also included $4.1 million related to the manufacture of clinical supplies of BDNF for Sumitomo Pharmaceuticals in connection with a research and development agreement. Production of BDNF clinical supplies for Sumitomo Pharmaceuticals was discontinued in January 2001.

      Our total operating expenses increased to $107.7 million in 2001 from $84.6 million in 2000. Research and development expenses increased to $91.5 million in 2001 from $60.6 million in 2000, primarily as a result of higher staffing and increased activity in our preclinical and clinical development programs. This increased activity relates, in part, to the initiation of a Phase III clinical program of AXOKINE in July 2001 and a Phase I study of the IL1 Trap in December 2000. Research and development expenses were 85% of total operating expenses in 2001, compared to 72% in 2000. Contract manufacturing expenses decreased to $6.5 million in 2001 from $15.6 million in 2000. In addition to the above-described effect of not shipping vaccine intermediate manufactured for Merck in the second half of 2001 until 2002, the decrease was due, in part, to higher costs in 2000 associated with initiating commercial production at our Rensselaer facility of both intermediate for Merck and BDNF for clinical use by Sumitomo Pharmaceuticals. General and administrative expenses increased to $9.6 million in 2001 from $8.4 million in 2000, due primarily to higher administrative staffing to support a larger and more diversified company.

      Investment income in 2001 increased to $13.2 million from $8.5 million in 2000 due primarily to interest earned on the net proceeds of $192.7 million from our private placement of $200 million aggregate principal amount of convertible senior subordinated notes in October 2001 and $156.7 million from our public offering in March and April 2001. The loss in Amgen-Regeneron Partners decreased to $1.0 million in 2001 from $4.6 million in 2000 due to the partnership’s cessation of clinical trial activity on BDNF in January 2001 and the substantial completion of Phase II studies of NT-3. Interest expense increased to $2.7 million in 2001 from $0.3 million in 2000 due to interest incurred on the convertible notes issued in October 2001. These notes bear interest at 5.5% per annum, payable semi-annually.

      During the fourth quarter of 2000, we changed our method of accounting for revenue recognition to conform with the guidance provided by Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, (SAB 101), effective as of January 1, 2000. The cumulative effect of adopting SAB 101 as of January 1, 2000 was to increase our net loss by $1.6 million, or $0.04 per share, with a corresponding increase to deferred revenue that is being recognized in subsequent periods. The SAB 101 adjustment relates to a portion of a 1989 payment received from Sumitomo Chemical in consideration for a fifteen year limited right of first negotiation to license up to three of our product candidates in Japan. In 2001 and 2000, we recognized contract research and development revenue of $0.4 million per year that was included in the cumulative effect adjustment as of January 1, 2000.

      Our net loss in 2001 was $76.2 million, or $1.81 per share (basic and diluted), compared to a net loss of $23.2 million, or $0.66 per share (basic and diluted), in 2000.

      Years Ended December 31, 2000 and 1999. Our total revenue increased to $59.3 million in 2000 from $34.5 million in 1999. Contract research and development revenue increased to $36.5 million in 2000 from $24.5 million in 1999. Contract research and development revenue from Procter & Gamble increased to $28.3 million in 2000 from $20.8 million in 1999 as increased revenue under the companies’ collaboration agreement more than offset the termination of Procter & Gamble payments related to AXOKINE research in the third quarter of 1999 after Procter & Gamble returned the product rights to AXOKINE to us. Revenue from Amgen-Regeneron Partners increased to $6.2 million in 2000 from $3.6 million in 1999 due to increased clinical trial activity on BDNF and NT-3. In 2000, research progress payments consisted of two non-recurring payments totaling $3.5 million from Procter & Gamble related to our long-term collaboration agreement and a non-recurring payment of $3.0 million (reduced by $0.3 million of Japanese withholding tax) from Sumitomo Pharmaceuticals related to the development of BDNF in Japan. Contract manufacturing revenue increased to $16.6 million in 2000, compared to $10.0 million in 1999. Contract manufacturing revenue related to our long-term agreement with Merck to manufacture a vaccine intermediate increased to $12.5 million in 2000 from $10.0 million in 1999. In 1999, Merck revenue was primarily compensation for services rendered related to preparing for commercial production, which began in the fourth quarter of 1999. In 2000, Merck revenue primarily consisted of payments related to commercial production. In addition, contract manufacturing revenue in 2000 included $4.1 million related to the manufacture of clinical supplies of BDNF for Sumitomo Pharmaceuticals in connection with a research and development agreement.

      Our total operating expenses increased to $84.6 million in 2000 from $58.3 million in 1999. Research and development expenses increased to $60.6 million in 2000 from $48.3 million in 1999, primarily as a result of higher staffing and increased activity in our preclinical and clinical research programs. Research and development expenses were 72% of total operating expenses in 2000, compared to 83% in 1999. General and administrative expenses increased to $8.4 million in 2000 from $6.4 million in 1999 due to higher administrative staffing and related occupancy costs, and an increase in patent expenses related primarily to our acquiring the patent rights to CNTF from Amgen. Contract manufacturing expenses increased to $15.6 million in 2000 from $3.6 million in 1999 due primarily to costs associated with initiating commercial production at our Rensselaer facility of both a vaccine intermediate for Merck and clinical supplies of BDNF for Sumitomo Pharmaceuticals.

      Investment income in 2000 increased to $8.5 million from $5.2 million in 1999 due to interest earned on the proceeds of our public offering in April 2000 and our sale of Common Stock to Procter & Gamble in August 2000. The loss in Amgen-Regeneron Partners increased to $4.6 million in 2000 from $4.2 million in 1999 as a result of the partnership’s increased clinical trial activity on BDNF and NT-3. Interest expense was $0.3 million in both 2000 and 1999.

      During the fourth quarter of 2000, we changed our method of accounting for revenue recognition to conform with the guidance provided by SAB 101, effective as of January 1, 2000. The cumulative effect of adopting SAB 101 as of January 1, 2000 was to increase our net loss by $1.6 million, or $0.04 per share, with a corresponding increase to deferred revenue that is being recognized in subsequent periods. The SAB 101 adjustment relates to a portion of a 1989 payment received from Sumitomo Chemical in consideration for a fifteen year limited right of first negotiation to license up to three of our product candidates in Japan. In 2000, we recognized contract research and development revenue of $0.4 million per year that was included in the cumulative effect adjustment as of January 1, 2000.

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

      In May 1997, we entered into a long-term collaboration agreement with Procter and Gamble. In connection with the collaboration, Procter & Gamble made equity purchases in Regeneron of $42.9 million in June 1997 and $17.1 million in August 2000, and agreed to provide funding in support of our research efforts related to the collaboration, of which we have received $59.1 million through December 31, 2001. In August 2000, Procter & Gamble made two non-recurring research progress payments to us totaling $3.5 million.

      Effective December 31, 2000, we and Procter & Gamble entered into a new long-term collaboration agreement, replacing the companies’ 1997 agreement. The new agreement extends Procter & Gamble’s obligation to fund Regeneron’s research through December 2005, with no further research obligations by either party thereafter, and focuses the companies’ collaborative research on therapeutic areas that are of particular interest to Procter & Gamble. Under the new agreement, beginning in the first quarter of 2001, research support from Procter & Gamble is $2.5 million per quarter, before adjustments for inflation, through December 2005.

      Our activities relating to NT-3, as agreed upon by Amgen and us, are being compensated by Amgen-Regeneron Partners for services rendered, and we recognize these amounts as revenue. In January 2001, Amgen-Regeneron Partners discontinued all development of BDNF for the potential treatment of amyotrophic lateral sclerosis, or ALS. We and Amgen fund Amgen-Regeneron Partners through capital contribu-

tions. We expect to continue funding 50% of the development costs of the partnership in order to maintain equal ownership and equal sharing of the profits or losses of the partnership. Our aggregate capital contribution to Amgen-Regeneron Partners from the partnership’s inception in June 1993 through December 31, 2001 was $57.9 million. We do not expect to make capital contributions to the partnership in 2002 since there are no ongoing development activities for NT-3 at this time, but additional contributions may be required, depending upon, among other things, whether and how Amgen-Regeneron Partners proceeds with the development of NT-3.

      In connection with our agreement to collaborate with Sumitomo Pharmaceuticals in the research and development of BDNF in Japan, we received a research progress payment from Sumitomo Pharmaceuticals of $3.0 million (reduced by $0.3 million Japanese withholding tax) in April 2000. In addition, Sumitomo Pharmaceuticals has paid us $32.0 million through December 31, 2001 in connection with supplying BDNF for preclinical and clinical use. In light of the discontinuation of BDNF development for ALS, we do not expect to receive further payments from Sumitomo Pharmaceuticals for research progress payments, contract research and development, or contract manufacturing.

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

      In October 2001, we issued $200.0 million aggregate principal amount of convertible senior subordinated notes in a private placement and received proceeds, after deducting the initial purchasers’ discount and out-of-pocket expenses, of $192.7 million. The notes bear interest at 5.5% per annum, payable semi-annually, and mature in 2008. The notes are convertible into shares of our Common Stock at a conversion price of approximately $30.25 per share, subject to adjustment in certain circumstances. We may redeem the notes, in whole or in part, at any time before October 17, 2004, if the closing price of our Common Stock has exceeded 150% of the conversion price then in effect for a specified period of time. Upon any such redemption, we are required to pay interest that would have been due up through October 17, 2004. We may also redeem some or all of the notes at any time on or after October 17, 2004, if the closing price of our Common Stock has exceeded 140% of the conversion price then in effect for a specified period of time. We pledged $31.6 million of U.S. government securities which will be sufficient upon receipt of scheduled principal and interest payments to provide for the payment in full of the first six scheduled interest payments on the notes when due.

      Our total expenses for research and development from inception through December 31, 2001 have been approximately $460 million. We have not historically segregated all the costs associated with each of our research programs and it is not possible to forecast their success or the amounts that we may spend in the future. We currently have research collaboration agreements with Procter & Gamble, Medarex, Emisphere Technologies, Inc., Amgen, and Sumitomo Pharmaceuticals. In 2001, 2000, and 1999, total expenses for research programs conducted under our third-party collaboration agreements (which also include contract manufacturing expenses incurred prior to commencing commercial production of products for Merck and Sumitomo Pharmaceuticals) were approximately $12 million, $31 million, and $37 million, respectively. The remainder of our research and development expenses in those years related to our own internal research programs. We are currently only committed to incur research expenditures under our research collaboration agreements through the end of 2005 and estimate that, based on current plans, such expenditures will total less than $50 million.

      At December 31, 2001, we had $438.4 million in cash, cash equivalents, marketable securities, and restricted marketable securities. We have no off-balance sheet arrangements and do not guarantee the obligations of any other entity. As of December 31, 2001, we had no established banking arrangements through which we could obtain short-term financing or a line of credit. We may seek additional funding through, among other things, future collaboration agreements and public or private financing. We cannot assure you that additional financing will be available to us or, if available, that it will be available on acceptable terms.

      Our additions to property, plant, and equipment totaled $9.5 million in 2001, $6.5 million in 2000, and $5.9 million in 1999. We also leased an additional $1.1 million of equipment in 1999. In connection with the purchase and renovation of our Rensselaer facility, we obtained financing of $2.0 million from the New York State Urban Development Corporation. The outstanding balance on this note of $1.5 million was fully repaid in October 2001.

      We expect to incur substantial funding requirements for, among other things, research and development activities (including preclinical and clinical testing), expansion and validation of manufacturing facilities, and the acquisition of equipment. We anticipate that expenses for basic research and clinical development will increase in 2002 by more than 30% over 2001 amounts. We currently anticipate that in 2002, approximately 50-70% of our expenditures will be directed toward the preclinical and clinical development of product candidates, including AXOKINE, pegylated AXOKINE, IL1 Trap, IL4/13 Trap, VEGF Trap, and the angiopoietins; approximately 5-15% of our expenditures will be invested in expansion of our manufacturing facilities; approximately 10-30% will cover our basic research activities; approximately 5-15% of our expenditures will be directed toward the continued development of our novel technology platforms, including potential efforts to commercialize these technologies; and the remainder of our expenditures will be for general corporate purposes, including working capital. In 2002, we expect to lease additional space in both our Tarrytown and Rensselaer locations and incur approximately $50 million in capital expenditures for our expanded manufacturing and research and development activities.

      In connection with our funding requirements, the following table summarizes our contractual obligations for future lease and long-term debt payments.

	Payments Due by Period

		Less than	1 to 3	4 to 7
	Total	one year	years	years

	(In millions)
Convertible Senior Subordinated Notes	$200.0			$200.0
Capital Lease Obligations(1)	0.6	$0.4	$0.2
Operating Leases(2)	6.0	4.0	2.0

(1)	Includes amounts representing interest.

(2)	Excludes future contingent rental costs for utilities, real estate taxes, and operating expenses. In 2001, these costs were $3.0 million.

      We expect that expenses related to the filing, prosecution, defense, and enforcement of patent and other intellectual property claims will continue to be substantial as a result of patent filings and prosecutions in the United States and foreign countries.

      The amount we need to fund operations will depend on various factors, including the status of competitive products, the success of our research and development programs, the potential future need to expand our professional and support staff and facilities, the status of patents and other intellectual property rights, the delay or failure of a clinical trial of any of our potential drug candidates, and the continuation, extent, and success of any collaborative research arrangements (including those with Procter & Gamble, Medarex, Emisphere, and Amgen). Clinical trial costs are dependent, among other things, on the size and duration of trials, fees charged for services provided by clinical trial investigators and other third parties, the costs for manufacturing the product candidate for use in the trials, supplies, laboratory tests, and other expenses. The amount of funding that will be required for our clinical programs depends upon the results of our research and preclinical programs and early-stage clinical trials, regulatory requirements, the clinical trials underway plus additional clinical trials that we decide to initiate, and the various factors that affect the costs of each trial as described above. We believe that our existing capital resources will enable us to meet operating needs through at least 2003. However, this is a forward-looking statement based on our current operating plan, and we cannot assure you that there will be no change in projected revenues or expenses that would lead to our capital being consumed significantly before such time. If there is insufficient capital to fund all of our planned operations and activities, we believe we would prioritize available capital to fund preclinical and clinical development of our product candidates.

Critical Accounting Policies

      We recognize revenue from contract research and development and research progress payments as we perform services, provided a contractual arrangement exists, the contract price is fixed or determinable, and our collection of the resulting receivable is probable. In situations where we receive payment in advance of the performance of services, these amounts are deferred and recognized as revenue as we perform the related services. Non-refundable fees, including payments we receive for services, up-front licensing fees, technology fees, and research progress payments, are recognized as revenue based on the percentage of costs incurred to date, estimated costs to complete, and total expected contract revenue. However, the revenue we recognize is limited to the amount of non-refundable fees received. Non-refundable fees that we receive in consideration for granting collaborators the right to license product candidates developed by us are recognized as revenue on a straight-line basis over the term of the underlying agreements. This policy conforms with guidance provided by SAB 101. With regard to our revenues from non-refundable fees, changes in our assumptions of estimated costs to complete could have a material impact on the revenues we recognize.

      We have entered into a contract manufacturing agreement with Merck under which we manufacture a vaccine intermediate at our Rensselaer, New York facility and perform services. We recognize contract manufacturing revenue from this agreement after the product is tested and approved by, and shipped (FOB Shipping Point) to, Merck, and as services are performed. In connection with the agreement, we agreed to modify portions of our Rensselaer facility to manufacture Merck’s vaccine intermediate and Merck agreed to reimburse us for the related capital costs. The value of those capital cost payments was deferred and is recognized as revenue as product is approved by and shipped to Merck. The rate at which revenue is recognized is based upon our estimate of Merck’s order quantities each year through the expected end of the agreement in 2005. Should actual shipments differ from our estimates, the rate at which this deferred revenue is recognized could change, but the total remaining balance of $9.7 million at December 31, 2001 will be recognized in the 2002 to 2005 period. Since we commenced production of the vaccine intermediate in November 1999, our estimates of Merck’s order quantities each year have not been materially different from Merck’s actual orders.

      Research and development expenses include costs directly attributable to the conduct of our research and development, including the cost of salaries, payroll taxes, employee benefits, materials, supplies, depreciation on and maintenance of research equipment, costs related to research collaboration and licensing agreements, the cost of services provided by outside contractors, including services related to our clinical trials, clinical trial expenses, the full cost of manufacturing drug for use in research, preclinical development, and clinical trials, expenses related to the development of manufacturing processes prior to commencing commercial production of a product under contract manufacturing arrangements, and the allocable portions of facility costs, such as rent, utilities, insurance, repairs and maintenance, depreciation, and general support services. All costs associated with research and development are expensed as incurred.

      For each clinical trial that we conduct, certain clinical trial costs, which are included in research and development expenses, are expensed based on the expected total number of patients in the trial, the rate at which patients enter the trial, and the period over which clinical investigators and contract research organizations are expected to provide services. We believe that this method best aligns the expenses we record with the efforts we expend on a clinical trial. We adjust our rate of clinical expense recognition if actual results differ from our estimates.

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

Factors That May Affect Future Operating Results

      We caution shareholders and potential investors that the following important factors, among others, in some cases have affected, and in the future could affect, our actual results and could cause our actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, us. The statements under this caption are intended to serve as cautionary statements within the meaning of the Private Securities Litigation Reform Act of 1995. The following information is not intended to limit in any way the characterization of other statements or information under other captions as cautionary statements for such purpose:

•	Delay, difficulty, or failure of our research and development programs to produce product candidates that are scientifically or commercially appropriate for further development by us or others.

•	Cancellation or termination of material collaborative or licensing agreements (including in particular, but not limited to, the agreement with Procter & Gamble) and the resulting loss of research or other funding could have a material adverse effect on us and our operations. A change of control of one or more of our material collaborators or licensees could also have a material adverse effect on us.

•	Delay, difficulty, or failure of a clinical trial of any of our product candidates. A clinical trial can fail or be delayed as a result of many causes, including, among others, failure of the product candidate to demonstrate safety or efficacy, the development of serious or life-threatening adverse events (side effects) caused by or connected with exposure to the product candidate, difficulty in enrolling and maintaining patients, lack of sufficient supplies of the product candidate, and the failure of clinical investigators, trial monitors and other consultants, or trial subjects to comply with the trial plan or protocol.

•	In addition to the safety, efficacy, manufacturing, and regulatory hurdles faced by our pharmaceutical candidates, the administration of recombinant proteins frequently causes an immune response, resulting in the creation of antibodies against the therapeutic protein. The antibodies can have no effect or can totally neutralize the effectiveness of the protein, or require that higher doses be used to obtain a therapeutic effect. In some cases, the antibody can cross react with the patient’s own proteins, resulting in an “auto-immune type” disease. Whether antibodies will be created can often not be predicted from preclinical experiments and their appearance is often delayed, so that there can be no assurance that neutralizing antibodies will not be created at a later date — in some cases even after pivotal clinical trials have been successfully completed. Patients who have received AXOKINE in clinical trials have developed antibodies.

•	Delay, difficulty, or failure in obtaining regulatory approval (including approval of our facilities for production) for our products, including delays or difficulties in development because of insufficient proof of safety or efficacy.

•	Increased and irregular costs of development, manufacture, regulatory approval, sales, and marketing associated with the introduction of products in the late stage of development.

•	Competitive or market factors that may cause use of our products to be limited or otherwise fail to achieve broad acceptance.

•	The ability to obtain, maintain, and prosecute intellectual property rights and the cost of acquiring in-process technology and other intellectual property rights, either by license, collaboration, or purchase of another entity.

•	Difficulties or high costs of obtaining adequate financing to fund the cost of developing product candidates.

•	Amount and rate of growth of our general and administrative expenses, and the impact of unusual charges resulting from our ongoing evaluation of our business strategies and organizational structure.

•	Failure of corporate partners to develop or commercialize successfully our products or to retain and expand the markets served by the commercial collaborations; conflicts of interest, priorities, and commercial strategies which may arise between our corporate partners and us.

•	Delays or difficulties in developing and acquiring production technology and technical and managerial personnel to manufacture novel biotechnology product in commercial quantities at reasonable costs and in compliance with applicable quality assurance and environmental regulations and governmental permitting requirements.

•	Difficulties in obtaining key raw materials and supplies for the manufacture of our product candidates.

•	Failure of service providers upon whom we rely to carry out our clinical development programs, such as contract research organizations and third parties who fill and label our clinical supplies, to perform their contractual responsibilities. These failures could lead to delays in our clinical development programs.

•	The costs and other effects of legal and administrative cases and proceedings (whether civil, such as product- or employment-related, or environmental, or criminal), settlements, and investigations; developments or assertions by or against us relating to intellectual property rights and licenses; the issuance and use of patents and proprietary technology by us and our competitors, including the possible negative effect on our ability to develop, manufacture, and sell our products in circumstances where we are unable to obtain licenses to patents which may be required for our products.

•	Underutilization of our existing or new manufacturing facilities or of any facility expansions, resulting in inefficiencies and higher costs; start-up costs, inefficiencies, delays, and increased depreciation costs in connection with the start of production in new plants and expansions.

•	Failure to have sufficient manufacturing capacity to make clinical supplies or commercial product in a timely and cost-competitive manner. Insufficient manufacturing capacity could delay clinical trials or limit commercial sale of marketed products.

•	Health care reform, including reductions or changes in reimbursement available for prescription medications or other reforms.

•	Difficulties in attracting and retaining key personnel.

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

      During the conduct of clinical trials, patients report changes in their health, including illnesses, injuries and discomforts, to their study doctor. Often, it is not possible to determine whether or not these conditions are caused by the drug being studied. Various illnesses, injuries, and discomforts have been reported from time-to-time during the clinical trials of AXOKINE, our only product candidate that has completed Phase II trials. The most frequently reported conditions during the AXOKINE Phase II trial were injection site reactions, cough, and nausea or vomiting. During the Phase I study that was conducted in 1999, some subjects developed mouth sores, also known as cold sores, when AXOKINE was given in higher doses than what is being studied in the Phase III program. These cold sores were thought to be caused by the reactivation of herpes simplex virus, or HSV. Recurrence of HSV was also reported in previous clinical studies of CNTF, AXOKINE’s parent molecule. In the Phase I AXOKINE study, one patient who had evidence of previous exposure to HSV prior to treatment and had been previously diagnosed with Bell’s palsy, had a recurrence of Bell’s palsy approximately two weeks after the patient’s last administration of AXOKINE. In the ongoing Phase III study of AXOKINE, one patient was reported to have been diagnosed with Guillain-Barre syndrome following an upper respiratory tract infection.

      Although AXOKINE was generally well tolerated in the completed Phase II trial, it is possible that as we test AXOKINE in a large and extended Phase III program, illnesses, injuries, and discomforts that were observed in the earlier trials, as well as conditions that did not occur or went undetected in these smaller trials, will be reported by patients. If additional clinical experience indicates that AXOKINE has many side effects or causes serious or life-threatening side effects, the development of AXOKINE may fail or be delayed, which would severely harm our business.

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

Item 7A.     Quantitative and Qualitative Disclosure About Market Risk

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

PART III

Item 10.     Directors and Officers of the Registrant

      Information with respect to directors and executive officers is incorporated by reference to the material captioned “Election of Directors,” “Executive Officers of the Registrant,” and “Compliance with Sec-

tion 16(b) of the Securities Exchange Act of 1934” in the Regeneron Pharmaceuticals, Inc. Proxy Statement to be filed in connection with solicitation of proxies for our Annual Meeting of Shareholders to be held on June 14, 2002.

Item 11.     Executive Compensation

      The information called for by this item is incorporated by reference to the material captioned “Executive Compensation” and “Election of Directors” in the Regeneron Pharmaceuticals, Inc. Proxy Statement to be filed in connection with solicitation of proxies for our Annual Meeting of Shareholders to be held on June 14, 2002.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      The information called for by this item is incorporated by reference to the material captioned “Security Ownership of Management” and “Security Ownership of Certain Beneficial Owners” in the Regeneron Pharmaceuticals, Inc. Proxy Statement to be filed in connection with solicitation of proxies for our Annual Meeting of Shareholders to be held on June 14, 2002.

Item 13.     Certain Relationships and Related Transactions

      The information called for by this item is incorporated by reference to the material captioned “Certain Relationships and Related Transactions” in the Regeneron Pharmaceuticals, Inc. Proxy Statement to be filed in connection with solicitation of proxies for our Annual Meeting of Shareholders to be held on June 14, 2002.

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

           3.     Exhibits

Exhibit
Number	Description

3.1	(a)	—	Restated Certificate of Incorporation of Regeneron Pharmaceuticals, Inc. as of June 21, 1991.
3.2	(b)	—	By-Laws of the Company, currently in effect (amended as of January 22, 1995).
10.1	(c)	—	Certificate of Amendment of the Restated Certificate of Incorporation of Regeneron Pharmaceuticals, Inc., as of October 18, 1996.
10.2		—	Certificate of Amendment of the Certificate of Incorporation of Regeneron Pharmaceuticals, Inc., as of December 17, 2001.
10.3	(d)*	—	Technology Development Agreement dated as of March 20, 1989, between the Company and Sumitomo Chemical Company, Limited.
10.4	(d)*	—	Collaboration Agreement dated August 31, 1990, between the Company and Amgen Inc.
10.5	(d)	—	1990 Amended and Restated Long-Term Incentive Plan.
10.6		—	2000 Long-Term Incentive Plan.

Exhibit
Number	Description

10.7	(e)*	—	License Agreement dated as of October 7, 1992, between the Company and The Regents of the University of California.
10.8	(f)*	—	Research and Development Agreement dated as of June 2, 1994, between the Company and Sumitomo Pharmaceuticals Company, Ltd.
10.9	(g)*	—	Manufacturing Agreement dated as of September 18, 1995, between the Company and Merck & Co., Inc.
10.10	(h)	—	Warrant Agreement dated as of April 15, 1996, between the Company and Amgen Inc.
10.11	(h)	—	Registration Rights Agreement dated as of April 15, 1996, between the Company and Amgen Inc.
10.12	(i)	—	Rights Agreement, dated as of September 20, 1996, between Regeneron Pharmaceuticals, Inc. and Chase Mellon Shareholder Services LLC, as Rights Agent, including the form of Rights Certificate as Exhibit B thereto.
10.13	(j)	—	Stock Purchase Agreement dated as of December 11, 1996, between the Company and Procter & Gamble Pharmaceuticals, Inc.
10.14	(j)	—	Registration Rights Agreement dated as of December 11, 1996, between the Company and Procter & Gamble Pharmaceuticals, Inc.
10.15	(k)	—	Securities Purchase Agreement dated as of May 13, 1997, between the Company and The Procter & Gamble Company.
10.16	(k)	—	Warrant Agreement dated as of May 13, 1997, between the Company and The Procter & Gamble Company.
10.17	(k)	—	Registration Rights Agreement dated as of May 13, 1997, between the Company and The Procter & Gamble Company.
10.18	(l)	—	Employment Agreement, dated as of February 12, 1998 between the Company and Leonard S. Schleifer, M.D., Ph.D.
10.19	(m)	—	Indenture, dated as of October 17, 2001, between Regeneron Pharmaceuticals, Inc. and American Stock Transfer & Trust Company, as trustee.
10.20	(m)	—	Pledge Agreement, dated as of October 17, 2001, between Regeneron Pharmaceuticals, Inc. and American Stock Transfer & Trust Company, as trustee.
10.21	(m)	—	Registration Rights Agreement, dated as of October 17, 2001, among Regeneron Pharmaceuticals, Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Robertson Stephens, Inc.
23.1		—	Consent of PricewaterhouseCoopers LLP, Independent Accountants.
23.2		—	Consent of Ernst & Young LLP, Independent Auditors.
24		—	Power of Attorney.

Description:

(a)	Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc. for the quarter ended June 30, 1991, filed August 13, 1991.

(b)	Incorporated by reference from the Form 10-K for Regeneron Pharmaceuticals, Inc. for the fiscal year ended December 31, 1994, filed March 30, 1995.

(c)	Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc. for the quarter ended September 30, 1996, filed November 5, 1996.

(d)	Incorporated by reference from the Company’s registration statement on Form S-1 (file number 33-39043).

(e)	Incorporated by reference from the Form 10-K for Regeneron Pharmaceuticals, Inc. for the fiscal year ended December 31, 1992, filed March 30, 1993.

(f)	Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc. for the quarter ended September 30, 1994, filed November 14, 1994.

(g)	Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc. for the quarter ended September 30, 1995, filed November 14, 1995.

(h)	Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc. for the quarter ended June 30, 1996, filed August 14, 1996.

(i)	Incorporated by reference from the Form 8-A for Regeneron Pharmaceuticals, Inc. filed October 15, 1996.

(j)	Incorporated by reference from the Form 10-K for Regeneron Pharmaceuticals, Inc. for the fiscal year ended December 31, 1996, filed March 26, 1997.

(k)	Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc. for the quarter ended June 30, 1997, filed August 12, 1997.

(l)	Incorporated by reference from the Form 10-K for Regeneron Pharmaceuticals, Inc. for the fiscal year ended December 31, 1997, filed March 26, 1998.

(m)	Incorporated by reference from the Company’s registration statement on Form S-3 (file number 333-74464).

*	Portions of this document have been omitted and filed separately with the Commission pursuant to requests for confidential treatment pursuant to Rule 24b-2.

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

March 22, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant in the capacities indicated on March 22, 2002.

Title
Signature

/s/ LEONARD S. SCHLEIFER Leonard S. Schleifer, M.D., Ph.D.		President, Chief Executive Officer, and Director (Principal Executive Officer)

/s/ MURRAY A. GOLDBERG Murray A. Goldberg		Senior Vice President, Finance & Administration, Chief Financial Officer, Treasurer, and Assistant Secretary (Principal Financial Officer)

/s/ DOUGLAS S. MCCORKLE Douglas S. McCorkle		Controller and Assistant Treasurer (Principal Accounting Officer)

/s/ GEORGE D. YANCOPOULOS George D. Yancopoulos, M.D., Ph.D.		Executive Vice President, Chief Scientific Officer, President, Regeneron Research Laboratories, and Director

/s/ P. ROY VAGELOS P. Roy Vagelos, M.D.		Chairman of the Board

* Charles A. Baker		Director

* Michael S. Brown, M.D.		Director

* Alfred G. Gilman, M.D., Ph.D.		Director

* Joseph L. Goldstein, M.D.		Director

* Eric M. Shooter, Ph.D.		Director

* George L. Sing		Director

*By	Stuart A. Kolinski, Esq. (Attorney-in-Fact)

REGENERON PHARMACEUTICALS, INC.

INDEX TO FINANCIAL STATEMENTS

Page
Numbers

REGENERON PHARMACEUTICALS, INC.
Report of Independent Accountants	F- 2
Balance Sheets at December 31, 2001 and 2000	F- 3
Statements of Operations for the years ended December 31, 2001, 2000, and 1999	F- 4
Statements of Stockholders’ Equity for the years ended December 31, 2001, 2000, and 1999	F-5 to F-6
Statements of Cash Flows for the years ended December 31, 2001, 2000, and 1999	F- 7
Notes to Financial Statements	F-8 to F-28

AMGEN-REGENERON PARTNERS
Report of Ernst & Young LLP, Independent Auditors	F- 29
Balance Sheets at December 31, 2001 and 2000	F- 30
Statements of Operations for the years ended December 31, 2001, 2000, and 1999	F- 31
Statements of Changes in Partners’ Capital (Deficit) for the years ended December 31, 2001, 2000, and 1999	F- 32
Statements of Cash Flows for the years ended December 31, 2001, 2000, and 1999	F- 33
Notes to Financial Statements	F-34 to F-35

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of

Regeneron Pharmaceuticals, Inc.:

      In our opinion, based upon our audits and the report of other auditors, the accompanying balance sheets and the related statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Regeneron Pharmaceuticals, Inc. (the “Company”) at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Amgen-Regeneron Partners (the “Partnership”), an entity which is fifty percent owned by the Company, as of December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001. The Company’s investment in the Partnership is accounted for in accordance with the equity method of accounting. At December 31, 2001 and 2000, its investment constitutes less than one percent of the Company’s assets. For the years ended December 31, 2001, 2000 and 1999, the Company recorded its pro rata share of the Partnership’s net loss of approximately $1.0 million, $4.6 million, and $4.2 million, respectively. The Partnership’s financial statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for the Partnership, is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for the opinion expressed above.

      As discussed in Note 2 to the financial statements, during the year ended December 31, 2000, the Company changed its method of accounting for revenue recognition.

PricewaterhouseCoopers LLP

New York, New York

February 4, 2002

REGENERON PHARMACEUTICALS, INC.

BALANCE SHEETS

December 31, 2001 and 2000

	2001	2000

	(In thousands,
	except share data)
ASSETS
Current assets
Cash and cash equivalents	$247,393	$30,978
Marketable securities	126,796	86,634
Restricted marketable securities	10,890
Receivable due from The Procter & Gamble Company	2,665	6,907
Receivable due from Merck & Co., Inc.	63	1,447
Receivable due from Amgen-Regeneron Partners	247	1,604
Receivable due from Sumitomo Pharmaceuticals Company, Ltd.		3,877
Prepaid expenses and other current assets	2,159	780
Inventory	3,973	1,915

Total current assets	394,186	134,142
Marketable securities	32,420	36,758
Restricted marketable securities	20,884
Investment in Amgen-Regeneron Partners	921	267
Property, plant, and equipment, at cost, net of accumulated depreciation and amortization	39,448	36,934
Other assets	7,538	173

Total assets	$495,397	$208,274

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$14,830	$9,446
Deferred revenue, current portion	6,766	3,728
Capital lease obligations, current portion	426	545
Note payable, current portion		67

Total current liabilities	22,022	13,786
Deferred revenue	6,870	9,995
Capital lease obligations	150	603
Notes payable	200,000	1,466
Other liabilities		294
Commitments and contingencies
Stockholders’ equity
Preferred stock, $.01 par value; 30,000,000 shares authorized; issued and outstanding — none
Class A Stock, convertible, $.001 par value; 40,000,000 shares authorized; 2,562,689 shares issued and outstanding in 2001 2,612,845 shares issued and outstanding in 2000	3	3
Common Stock, $.001 par value; 160,000,000 shares authorized; 41,264,280 shares issued and outstanding in 2001 34,197,104 shares issued and outstanding in 2000	41	34
Additional paid-in capital	567,624	406,391
Unearned compensation	(2,789)	(1,314)
Accumulated deficit	(299,698)	(223,518)
Accumulated other comprehensive income	1,174	534

Total stockholders’ equity	266,355	182,130

Total liabilities and stockholders’ equity	$495,397	$208,274

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2001, 2000, and 1999

	2001	2000	1999

	(In thousands, except per share data)
Revenues
Contract research and development	$12,071	$36,478	$24,539
Research progress payments		6,200
Contract manufacturing	9,902	16,598	9,960

	21,973	59,276	34,499

Expenses
Research and development	91,540	60,559	48,291
Contract manufacturing	6,509	15,566	3,612
General and administrative	9,607	8,427	6,430

	107,656	84,552	58,333

Loss from operations	(85,683)	(25,276)	(23,834)

Other income, net
Investment income	13,162	8,480	5,207
Loss in Amgen-Regeneron Partners	(1,002)	(4,575)	(4,159)
Interest expense	(2,657)	(281)	(284)

	9,503	3,624	764

Net loss before cumulative effect of a change in accounting principle	(76,180)	(21,652)	(23,070)
Cumulative effect of adopting Staff Accounting Bulletin 101 (“SAB 101”)		(1,563)

Net loss	$(76,180)	$(23,215)	$(23,070)

Net loss per share amounts, basic and diluted:
Net loss before cumulative effect of a change in accounting principle	$(1.81)	$(0.62)	$(0.74)
Cumulative effect of adopting SAB 101		(0.04)

Net loss	$(1.81)	$(0.66)	$(0.74)

Pro forma amounts assuming SAB 101 is applied retroactively:
Net loss			$(22,699)
Net loss per share, basic and diluted			$(0.73)

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2001, 2000, and 1999

								Accumulated
	Class A Stock		Common Stock		Additional			Other	Total
					Paid-in	Unearned	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Income (Loss)	Equity	Loss

	(In thousands, except per share data)
Balance, December 31, 1998	3,631	$4	27,387	$27	$308,561	$(360)	$(177,233)	$228	$131,227
Amortization of unearned compensation						360			360
Issuance of Common Stock in connection with exercise of stock options			367	1	1,427				1,428
Issuance of Common Stock in connection with Company 401(k) Savings Plan contribution			38		308				308
Conversion of Class A Stock to Common Stock	(26)		26
Net loss, 1999							(23,070)		(23,070)	$(23,070)
Change in net unrealized gain/loss on marketable securities								(721)	(721)	(721)

Balance, December 31, 1999	3,605	4	27,818	28	310,296		(200,303)	(493)	109,532	$(23,791)

Issuance of Common Stock in a public offering at $29.75 per share			2,600	3	77,347				77,350
Cost associated with issuance of equity securities					(4,496)				(4,496)
Issuance of Common Stock in connection with exercise of stock options, net of shares tendered			707	1	4,445				4,446
Net issuance of Common Stock to Amgen Inc. in connection with a cashless exercise of warrants			478
Issuance of Common Stock to The Procter & Gamble Company			574		17,065				17,065
Net issuance of Common Stock to The Procter & Gamble Company in connection with a cashless exercise of warrants			939	1	(1)
Issuance of Common Stock in connection with Company 401(k) Savings Plan contribution			54		421				421
Conversion of Class A Stock to Common Stock	(992)	(1)	992	1
Issuance of restricted Common Stock under Long-Term Incentive Plan			35		1,314	(1,314)
Net loss, 2000							(23,215)		(23,215)	$(23,215)
Change in net unrealized gain/loss on marketable securities								1,027	1,027	1,027

Balance, December 31, 2000	2,613	3	34,197	34	406,391	(1,314)	(223,518)	534	182,130	$(22,188)

(Continued)

REGENERON PHARMACEUTICALS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY — (Continued)

For the Years Ended December 31, 2001, 2000, and 1999

								Accumulated
	Class A Stock		Common Stock		Additional			Other	Total
					Paid-in	Unearned	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Income (Loss)	Equity	Loss

	(In thousands, except per share data)
Issuance of Common Stock in a public offering at $25.00 per share			6,630	7	165,743				165,750
Cost associated with issuance of equity securities					(9,096)				(9,096)
Issuance of Common Stock in connection with exercise of stock options, net of shares tendered			254		1,868				1,868
Issuance of Common Stock to Medtronic, Inc. in connection with a cashless exercise of warrants			37
Issuance of Common Stock in connection with Company 401(k) Savings Plan contribution			17		477				477
Conversion of Class A Stock to Common Stock	(50)		50
Issuance of restricted Common Stock under Long-Term Incentive Plan			79		2,207	(2,207)
Amortization of unearned compensation						732			732
Issuance of stock options in consideration for consulting services					34				34
Net loss, 2001							(76,180)		(76,180)	$(76,180)
Change in net unrealized gain/loss on marketable securities								640	640	640

Balance, December 31, 2001	2,563	$3	41,264	$41	$567,624	$(2,789)	$(299,698)	$1,174	$266,355	$(75,540)

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2001, 2000, and 1999

	2001	2000	1999

	(In thousands)
Cash flows from operating activities
Net loss	$(76,180)	$(23,215)	$(23,070)

Adjustments to reconcile net loss to net cash used in operating activities
Loss in Amgen-Regeneron Partners	1,002	4,575	4,159
Depreciation and amortization	6,077	4,421	3,426
Non-cash compensation expense	766		360
Cumulative effect of a change in accounting principle		1,563
Changes in assets and liabilities
Decrease (increase) in amounts due from The Procter & Gamble Company	4,242	(6,907)	3,169
Decrease (increase) in amounts due from Merck & Co., Inc.	1,384	(1,781)	1,999
Decrease (increase) in amounts due from Amgen-Regeneron Partners	1,357	(1,131)	236
Decrease (increase) in amounts due from Sumitomo Pharmaceuticals Co., Ltd.	3,877	(3,726)	16
Increase in investment in Amgen-Regeneron Partners	(1,656)	(5,142)	(768)
Increase in prepaid expenses and other assets	(1,454)	(309)	(232)
(Increase) decrease in inventory	(941)	4,050	(4,033)
(Decrease) increase in deferred revenue	(87)	(3,656)	143
Increase in accounts payable, accrued expenses, and other liabilities	4,293	3,348	1,085

Total adjustments	18,860	(4,695)	9,560

Net cash used in operating activities	(57,320)	(27,910)	(13,510)

Cash flows from investing activities
Purchases of marketable securities	(159,731)	(104,898)	(60,067)
Purchases of restricted marketable securities	(31,620)
Sales of marketable securities	124,189	53,717	82,892
Capital expenditures	(8,223)	(6,495)	(5,682)

Net cash (used in) provided by investing activities	(75,385)	(57,676)	17,143

Cash flows from financing activities
Net proceeds from the issuance of stock	158,522	94,365	1,428
Net proceeds from the issuance of convertible notes	192,703
Principal payments on note payable	(1,533)	(62)	(79)
Capital lease payments	(572)	(1,436)	(1,042)

Net cash provided by financing activities	349,120	92,867	307

Net increase in cash and cash equivalents	216,415	7,281	3,940
Cash and cash equivalents at beginning of period	30,978	23,697	19,757

Cash and cash equivalents at end of period	$247,393	$30,978	$23,697

Supplemental disclosure of cash flow information
Cash paid for interest	$161	$274	$265

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2001, 2000 and 1999
(Unless otherwise noted, dollars in thousands, except per share data)

1.     Organization and Business

      Regeneron Pharmaceuticals, Inc. (the “Company” or “Regeneron”) was incorporated in January 1988 in the State of New York. The Company is engaged in research and development programs to discover and commercialize therapeutics to treat human disorders and conditions. The Company’s facilities are located in New York. The Company’s business is subject to certain risks including, but not limited to, uncertainties relating to conducting pharmaceutical research, obtaining regulatory approvals, commercializing products, and obtaining and enforcing patents.

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

     Revenue Recognition and Change in Accounting Principle

a.	Contract Research and Development and Research Progress Payments

      On January 1, 2000, the Company changed its method of accounting for revenue recognition to conform with the guidance provided by Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”). Effective January 1, 2000, the Company recognizes revenue from contract research and development and research progress payments as services are performed, provided a contractual arrangement exists, the contract price is fixed or determinable, and the collection of the resulting receivable is probable. In situations where the Company receives payment in advance of the performance of services, such amounts are deferred and recognized as revenue as the related services are performed. Gross profit margin on revenue from contract research and development is immaterial. Non-refundable fees, including payments for services, up-front licensing fees, technology fees, and research progress payments (collectively, “Non-refundable Fees”), are recognized as revenue based on the percentage of costs incurred to date, estimated costs to complete, and total expected contract revenue. However, revenue recognized is limited to the amount of Non-refundable Fees received. Non-refundable Fees received in consideration for granting collaborators the

REGENERON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, dollars in thousands, except per share data)

right to license product candidates developed by the Company are recognized as revenue on a straight-line basis over the term of the underlying agreements.

      Prior to January 1, 2000, the Company recognized revenue as described above, except that certain Non-refundable Fees were recognized as revenue when there were no additional contractual services to be provided or costs to be incurred by the Company in connection with the Non-refundable Fee.

      The cumulative effect of adopting SAB 101 at January 1, 2000 amounted to $1.6 million of additional loss, with a corresponding increase to deferred revenue that is being recognized in subsequent periods, of which $0.4 million was included in contract research and development revenue in both 2001 and 2000. The $1.6 million represents a portion of a 1989 payment received from Sumitomo Chemical Co., Ltd. in consideration for a fifteen year limited right of first negotiation to license up to three of the Company’s product candidates in Japan (see Note 9b). The effect of income taxes on the cumulative effect adjustment was immaterial.

      Prior period financial statements have not been restated to apply SAB 101 retroactively; however, the pro forma amounts included in the Statement of Operations show the net loss and per share net loss assuming the Company had retroactively applied SAB 101 to the prior period.

          b.     Contract Manufacturing

      The Company has entered into contract manufacturing agreements under which it manufactures products and performs services for third parties. Contract manufacturing revenue is recognized as products are shipped and as services are performed (see Notes 9b and 10).

     Investment Income

      Interest income, which is included in investment income, is recognized as earned.

     Accounting for the Impairment of Long-Lived Assets

      Long-lived assets, such as fixed assets, are reviewed for impairment when events or circumstances indicate that their carrying value may not be recoverable. Estimated undiscounted expected future cash flows are used to determine if an asset is impaired in which case the asset’s carrying value would be reduced to fair value. For all periods presented, no impairment losses were recorded.

     Patents

      As a result of the Company’s research and development efforts, it has obtained, applied, or is applying for numerous patents related to proprietary technology and inventions. All costs associated with patents are expensed as incurred.

     Research and Development Expenses

      Research and development expenses include costs directly attributable to the conduct of research and development, including the cost of salaries, payroll taxes, employee benefits, materials, supplies, depreciation on and maintenance of research equipment, costs related to research collaboration and licensing agreements (see Note 8e), the cost of services provided by outside contractors, including services related to the Company’s clinical trials, clinical trial expenses, the full cost of manufacturing drug for use in research, preclinical development, and clinical trials, expenses related to the development of manufacturing processes prior to commencing commercial production of a product under contract manufacturing arrangements, and the allocable portions of facility costs, such as rent, utilities, insurance, repairs and maintenance, depreciation, and general support services. All costs associated with research and development are expensed as incurred.

REGENERON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, dollars in thousands, except per share data)

      For each clinical trial that the Company conducts, certain clinical trial costs, which are included in research and development expenses, are expensed based on the expected total number of patients in the trial, the rate at which patients enter the trial, and the period over which clinical investigators and contract research organizations are expected to provide services. The Company adjusts its rate of clinical expense recognition if actual results differ from the Company’s estimates.

     Net Loss Per Share

      Net loss per share, basic and diluted, is computed on the basis of the net loss for the period divided by the weighted average number of shares of Common Stock and Class A Stock outstanding during the period. The diluted net loss per share for all periods presented excludes the number of shares issuable upon conversion of outstanding convertible debt and exercise of outstanding stock options and warrants, since such inclusion would be antidilutive. Disclosures required by Statement of Financial Accounting Standards No. 128, Earnings per Share, have been included in Note 15.

     Income Taxes

      The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined on the basis of the difference between the tax basis of assets and liabilities and their respective financial reporting amounts (“temporary differences”) at enacted tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is established for deferred tax assets for which realization is uncertain.

     Comprehensive Loss

      Comprehensive loss represents the change in net assets of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss of the Company includes net loss adjusted for the change in net unrealized gain or loss on marketable securities. The net effect of income taxes on comprehensive loss is immaterial. Comprehensive losses for the years ended December 31, 2001, 2000, and 1999 have been included in the Statements of Stockholders’ Equity.

     Concentrations of Credit Risk

      Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents, marketable securities, restricted marketable securities, and receivables from The Procter & Gamble Company, Amgen-Regeneron Partners, and Merck & Co., Inc. The Company generally invests its excess cash in obligations of the U.S. government and its agencies, bank deposits, investment grade debt securities issued by corporations, governments, and financial institutions, and money market funds that invest in these instruments. The Company has established guidelines that relate to credit quality, diversification, and maturity, and that limit exposure to any one issue of securities.

     Risks and Uncertainties

      Regeneron has had no sales of its products and there is no assurance that the Company’s research and development efforts will be successful, that the Company will ever have commercially approved products, or that the Company will achieve significant sales of any such products. In January 2001, Amgen-Regeneron Partners, a partnership equally owned by the Company and Amgen Inc., discontinued all clinical development of one product following notification that the product did not provide a therapeutic advantage to patients in clinical trials (see Note 9a). The Company has incurred net losses and negative cash flows from operations since its inception, and revenues to date have been limited to payments for research from four collaborators

REGENERON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, dollars in thousands, except per share data)

and for contract manufacturing from two pharmaceutical companies and investment income (see Notes 9 and 10). The Company operates in an environment of rapid change in technology and is dependent upon the services of its employees, consultants, collaborators, and certain third-party suppliers of materials. Regeneron, as licensee, licenses certain technologies that are important to the Company’s business which impose various obligations on the Company. If Regeneron fails to comply with these requirements, licensors may have the right to terminate the Company’s licenses.

      In September 2000, Immunex Corporation filed a request with the European Patent Office seeking the declaration of an opposition regarding the scope of the Company’s European patent relating to Cytokine Traps. This is a legal challenge to the validity and scope of the Company’s patent. Although the Company plans to defend the patent diligently, the scope of the patent may be adversely affected pending the outcome of the opposition.

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Stock-based Employee Compensation

      The accompanying financial position and results of operations of the Company have been prepared in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). Under APB No. 25, generally, no compensation expense is recognized in the accompanying financial statements in connection with the awarding of stock option grants to employees provided that, as of the grant date, all terms associated with the award are fixed and the quoted market price of the Company’s stock, as of the grant date, is equal to or less than the amount an employee must pay to acquire the stock as defined.

      Disclosures required by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), including pro forma operating results had the Company prepared its financial statements in accordance with the fair value based method of accounting for stock-based compensation, have been included in Note 11.

     Statement of Cash Flows

      Supplemental disclosure of noncash investing and financing activities:

      Capital lease obligations of $1.1 million were incurred when the Company acquired new equipment in 1999.

      In 2001 and 2000, the Company awarded 80,535 and 34,785 shares, respectively, of Restricted Stock under the Regeneron Pharmaceuticals, Inc. Long-Term Incentive Plan (see Note 11a). The Company records unearned compensation in Stockholders’ Equity related to these awards based on the fair market value of shares of the Company’s Common Stock on the grant date of the Restricted Stock award, which is expensed, on a pro rata basis, over the two year period that the restrictions on these shares lapse. In 2001, the Company recognized $0.7 million of compensation expense related to Restricted Stock Awards. No stock-based compensation expense was recognized in 2000.

      During January 1995, the Company issued 600,000 restricted shares of Common Stock (“Restricted Shares”), in consideration for $0.3 million and services to be rendered, in connection with an agreement with the Chairman of the Board of Directors. The difference between the fair market value of the Common Stock on the date the agreement was signed and the purchase price of the Restricted Shares was $1.8 million which the Company recognized as compensation expense on a pro rata basis over five years as the restriction on the Restricted Shares lapsed.

REGENERON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, dollars in thousands, except per share data)

      Included in accounts payable and accrued expenses at December 31, 2001, 2000, and 1999 were $1.9 million, $0.7 million, and $0.7 million of capital expenditures, respectively.

      Included in accounts payable and accrued expenses at December 31, 2000, 1999, and 1998 were $0.5 million, $0.4 million, and $0.3 million, respectively, of accrued 401(k) Savings Plan contribution expense. During the first quarter of 2001, 2000, and 1999, the Company contributed 17,484, 54,003, and 37,653 shares, respectively, of Common Stock to the 401(k) Savings Plan in satisfaction of these obligations.

      Included in marketable securities at December 31, 2001, 2000, and 1999 were $2.0 million, $2.3 million, and $1.2 million of accrued interest income, respectively. Included in restricted marketable securities at December 31, 2001 was $0.2 million of accrued interest income.

     Reclassifications

      Certain reclassifications have been made to the financial statements for 2000 and 1999 to conform with the current year’s presentation.

      Effective in 2001, the Company’s financial statement presentation of depreciation and amortization in the Statement of Operations has been changed to allocate depreciation and amortization between research and development expense and general and administrative expense. Depreciation and amortization related to contract manufacturing expense was already included in contract manufacturing expense in 2000 and 1999. The effect of this reclassification for the years ended December 31, 2000 and 1999 is presented in the following table.

	2000		1999

	As Previously		As Previously
Expenses:	Reported	As Reclassified	Reported	As Reclassified

Research and development	$56,256	$60,559	$44,940	$48,291
Contract manufacturing	15,566	15,566	3,612	3,612
Depreciation and amortization	4,421		3,426
General and administrative	8,309	8,427	6,355	6,430

Total	$84,552	$84,552	$58,333	$58,333

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

3.     Marketable Securities

      The Company considers its unrestricted marketable securities to be “available-for-sale,” as defined by Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Gross unrealized holding gains and losses are reported as a net amount in a separate component of stockholders’ equity entitled Accumulated Other Comprehensive Income (Loss). The net change in unrealized holding gains and losses is excluded from operations and included in stockholders’ equity as a separate component of comprehensive loss.

REGENERON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, dollars in thousands, except per share data)

      The following tables summarize the amortized cost basis of marketable securities, the aggregate fair value of marketable securities, and gross unrealized holding gains and losses at December 31, 2001 and 2000:

			Unrealized Holding
	Amortized	Fair
	Cost Basis	Value	Gains	(Losses)	Net

At December 31, 2001
Maturities within one year
Corporate debt securities	$66,397	$66,742	$351	$(6)	$345
U.S. Government securities	59,419	60,054	635		635

	125,816	126,796	986	(6)	980

Maturities between one and three years
Corporate debt securities	18,149	18,186	83	(46)	37
U.S. Government securities	14,077	14,234	157		157

	32,226	32,420	240	(46)	194

	$158,042	$159,216	$1,226	$(52)	$1,174

At December 31, 2000
Maturities within one year
Corporate debt securities	$31,155	$31,196	$44	$(3)	$41
U.S. Government securities	55,218	55,438	254	(34)	220

	86,373	86,634	298	(37)	261

Maturities between one and three years
Corporate debt securities	6,302	6,357	55		55
U.S. Government securities	30,183	30,401	256	(38)	218

	36,485	36,758	311	(38)	273

	$122,858	$123,392	$609	$(75)	$534

      Realized gains and losses are included as a component of investment income. For the years ended December 31, 2001, 2000, and 1999, gross realized gains and losses were not significant. In computing realized gains and losses, the Company computes the cost of its investments on a specific identification basis. Such cost includes the direct costs to acquire the securities, adjusted for the amortization of any discount or premium. The fair value of marketable securities has been estimated based on quoted market prices.

4.     Inventories

      Inventory balances at December 31, 2001 and 2000 consist of raw materials, work-in process, and finished products associated with the production of an intermediate for a Merck & Co., Inc. pediatric vaccine under a long-term manufacturing agreement (see Note 10).

REGENERON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, dollars in thousands, except per share data)

      Inventories as of December 31, 2001 and 2000 consist of the following:

	2001		2000

Raw materials	$374		$535	(2)
Work-in process	227	(1)	53	(3)
Finished products	3,372		1,327

	$3,973		$1,915

(1)	Net of reserves of $0.2 million.

(2)	Net of reserves of $0.3 million.

(3)	Net of reserves of $0.8 million.

5.     Property, Plant, and Equipment

      Property, plant, and equipment as of December 31, 2001 and 2000 consist of the following:

	2001	2000

Land	$475	$475
Building and improvements	32,415	32,182
Leasehold improvements	12,388	11,689
Construction in progress	2,130
Laboratory and other equipment	30,503	25,113
Furniture, fixtures, and computer equipment	4,498	3,672

	82,409	73,131
Less, accumulated depreciation and amortization	(42,961)	(36,197)

	$39,448	$36,934

      Depreciation and amortization expense on property, plant, and equipment amounted to $7.0 million, $5.8 million, and $3.7 million for the years ended December 31, 2001, 2000, and 1999, respectively. Included in these amounts were $1.1 million, $1.4 million, and $0.3 million of depreciation and amortization expense related to contract manufacturing that was capitalized into inventory for the years ended December 31, 2001, 2000, and 1999, respectively.

6.     Accounts Payable and Accrued Expenses

      Accounts payable and accrued expenses as of December 31, 2001 and 2000 consist of the following:

	2001	2000

Accounts payable	$3,007	$2,590
Accrued payroll and related costs	3,662	2,630
Accrued clinical trial expense	2,583	2,308
Accrued expenses, other	3,286	1,918
Interest payable on convertible notes	2,292

	$14,830	$9,446

REGENERON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, dollars in thousands, except per share data)

7.     Stockholders’ Equity

      The Company’s Amended Certificate of Incorporation provides for the issuance of up to 40 million shares of Class A Stock, par value $0.001 per share, and 160 million shares of Common Stock, par value $0.001 per share. Shares of Class A Stock are convertible, at any time, at the option of the holder into shares of Common Stock on a share-for-share basis. Holders of Class A Stock have rights and privileges identical to Common Stockholders except that Class A Stockholders are entitled to ten votes per share, while Common Stockholders are entitled to one vote per share. Class A Stock may only be transferred to specified Permitted Transferees, as defined. The Company’s Board of Directors (the “Board”) is authorized to issue up to 30 million shares of preferred stock, in series, with rights, privileges, and qualifications of each series determined by the Board.

      During January 1995, the Company entered into an agreement with the Chairman of the Board. As partial consideration for services to be rendered, the agreement provided for the Company to sell the Chairman 600,000 restricted shares of Common Stock (“Restricted Shares”), in consideration for $0.3 million, and to grant 285,000 stock options. The Restricted Shares were nontransferable with such restriction lapsing ratably over a five-year period. In accordance with generally accepted accounting principles, the Company recognized compensation expense for the difference between the fair market value of the Common Stock on the date the agreement was signed and the purchase price of the Restricted Shares on a pro rata basis over five years as the restriction on the Restricted Shares lapsed. The unearned compensation was fully amortized at December 31, 1999. For the year ended December 31, 1999, the Company recognized compensation expense of $0.4 million. The stock options, which were issued under the Company’s Amended and Restated 1990 Long-Term Incentive Plan, entitle the holder to purchase an equal number of shares of Common Stock at a per share price of $3.50, the fair market value of the Common Stock on the date of grant. The options vested over a five-year period.

      During 1996, the Company adopted a Shareholder Rights Plan in which Rights were distributed as a dividend at the rate of one Right for each share of Common Stock and Class A Stock (collectively, “Stock”) held by shareholders of record as of the close of business on October 18, 1996. Each Right initially entitles the registered holder to buy a unit (“Unit”) consisting of one-one thousandth of a share of Series A Junior Participating Preferred Stock (“A Preferred Stock”) at a purchase price of $120 per Unit (the “Purchase Price”). Initially the Rights were attached to all Stock certificates representing shares then outstanding, and no separate Rights certificates were distributed. The Rights will separate from the Stock and a “distribution date” will occur upon the earlier of (i) ten days after a public announcement that a person or group of affiliated or associated persons, excluding certain defined persons, (an “Acquiring Person”) has acquired, or has obtained the right to acquire, beneficial ownership of 20% or more of the outstanding shares of Stock or (ii) ten business days following the commencement of a tender offer or exchange offer that would result in a person or group beneficially owning 20% or more of such outstanding shares of Stock. The Rights are not exercisable unless a distribution date occurs and will expire at the close of business on October 18, 2006 unless earlier redeemed by the Company, subject to certain defined restrictions, for $.01 per Right. In the event that an Acquiring Person becomes the beneficial owner of 20% or more of the then outstanding shares of Stock (unless such acquisition is made pursuant to a tender or exchange offer for all outstanding shares of the Company, at a price determined by a majority of the independent directors of the Company who are not representatives, nominees, affiliates, or associates of an Acquiring Person to be fair and otherwise in the best interest of the Company and its shareholders after receiving advice from one or more investment banking firms), each Right will entitle the holder to purchase, at the Right’s then current exercise price, common shares (or, in certain circumstances, cash, property or other securities of the Company) having a value twice the Right’s Exercise Price. The Right’s Exercise Price is the Purchase Price times the number of shares of Common Stock associated with each Right (initially, one). Upon the occurrence of any such events, the Rights held by an Acquiring Person become null and void. In certain circumstances, a Right entitles the

REGENERON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, dollars in thousands, except per share data)

holder to receive, upon exercise, shares of common stock of an acquiring company having a value equal to two times the Right’s Exercise Price.

      As a result of the Shareholder Rights Plan, the Company’s Board designated 100,000 shares of preferred stock as A Preferred Stock. The A Preferred Stock has certain preferences, as defined.

      In April 2000, the Company completed a public offering of 2.6 million shares of Common Stock at a price of $29.75 per share for net proceeds, after commissions and expenses, of $72.9 million. In March and April 2001, the Company completed a public offering in which it issued 6.63 million shares of Common Stock at a price of $25.00 per share and received proceeds, after commissions and expenses, of $156.7 million.

      In March 2001, Medtronic, Inc. exercised 107,400 warrants with an exercise price of $21.72 per share on a “cashless” basis and received 37,306 shares of the Company’s Common Stock.

      In October 2001, the Company completed a private placement of $200 million aggregate principal amount of senior subordinated notes, which are convertible into shares of the Company’s Common Stock. See Note 8d.

8.     Commitments and Contingencies

     a.     Operating Leases

      The Company leases and subleases laboratory and office space under operating lease agreements which expire through June 30, 2003. The leases provide for base rent plus additional rental charges for utilities, taxes, and operating expenses, as defined. The Company has renewal options to extend their leases for an additional five years.

      The Company leases certain laboratory and office equipment under operating leases which expire at various times through 2006.

      At December 31, 2001, the future minimum noncancelable lease commitments under operating leases were as follows:

	Laboratory and
December 31,	Office Space	Equipment	Total

2002	$3,785	$193	$3,978
2003	1,766	156	1,922
2004		75	75
2005		39	39
2006		13	13

	$5,551	$476	$6,027

      Rent expense under operating leases was:

	Laboratory and
Year Ending December 31,	Office Space	Equipment	Total

2001	$3,455	$249	$3,704
2000	2,898	186	3,084
1999	2,826	156	2,982

      In addition to its rent expense for laboratory and office space, the Company paid additional rental charges for utilities, real estate taxes, and operating expenses of $3.0 million, $2.1 million, and $1.0 million for the years ended December 31, 2001, 2000, and 1999, respectively.

REGENERON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, dollars in thousands, except per share data)

     b.     Capital Leases

      The Company leases equipment under noncancelable capital leases. Lease terms are generally four years after which, for certain leases, the Company may extend the lease for eight additional months at defined monthly payments, or is required to purchase the equipment at amounts defined by the agreements.

      As of December 31, 2001, minimum rental payments under all capital leases, including payments to acquire leased equipment, were as follows:

Minimum
Year Ending December 31,	Rental Payments

2002	$464
2003	153

617
Less, amounts representing interest	(41)

Present value of net minimum capital lease payments	$576

      Leased equipment and building improvements included in property, plant, and equipment was $1.6 million and $2.4 million at December 31, 2001 and 2000, respectively; related accumulated depreciation was $1.1 million and $1.4 million for the same respective periods.

      In connection with one capital lease, the Company entered into a 38-month equipment maintenance agreement which requires equal quarterly payments. The total amount due over the remaining term of the agreement is $0.1 million.

     c.     Note Payable

      In 1994, the Company borrowed $2.0 million from the New York State Urban Development Corporation (“NYS UDC”). The terms of the note provided for monthly payments of principal and interest through December 2014. Outstanding borrowings accrued interest at an effective interest rate of approximately 6.4%. The note was collateralized by a first mortgage on the Company’s land, building, and improvements in Rensselaer, New York. In October 2001, the remaining principal balance on this note of $1.5 million was paid in full.

     d.     Convertible Debt

      In October 2001, the Company issued $200 million aggregate principal amount of convertible senior subordinated notes (“Notes”) in a private placement for proceeds to the Company, after deducting the initial purchasers’ discount and out-of-pocket expenses, of $192.7 million. The Notes bear interest at 5.5% per annum, payable semi-annually, and mature on October 17, 2008. The Notes are convertible into shares of the Company’s Common Stock at a conversion price of approximately $30.25 per share, subject to adjustment in certain circumstances. Regeneron may redeem the Notes, in whole or in part, at any time before October 17, 2004 if the closing price of the Company’s Common Stock has exceeded 150% of the conversion price then in effect for a specified period of time (“Early Redemption”). Upon any such Early Redemption, the Company is required to pay interest that would have been due up through October 17, 2004. Regeneron may also redeem some or all of the Notes at any time on or after October 17, 2004 if the closing price of the Company’s Common Stock has exceeded 140% of the conversion price then in effect for a specified period of time. The estimated fair value of the Notes at December 31, 2001 approximated their face value due to the proximity to the Notes’ issuance date.

REGENERON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, dollars in thousands, except per share data)

      With respect to the Notes, the Company pledged as collateral $31.6 million of U.S. government securities (“Restricted Marketable Securities”) with maturities at various dates through August 2004. Upon maturity, the proceeds of the Restricted Marketable Securities will be sufficient to pay the first six scheduled interest payments on the Notes when due. The Company considers its Restricted Marketable Securities to be “held-to-maturity,” as defined by Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. These securities are reported at their amortized cost, which includes the direct costs to acquire the securities, plus the amortization of any discount or premium, and accrued interest earned on the securities.

      The following table summarizes the amortized cost basis and aggregate fair value of Restricted Marketable Securities, and gross unrealized holding gains and losses, at December 31, 2001:

			Unrealized Holding
	Amortized	Fair
At December 31, 2001	Cost Basis	Value	Gains	(Losses)	Net

Maturities within one year
U.S. Government securities	$10,890	$10,936	$46		$46
Maturities between one and three years
U.S. Government securities	20,884	20,750	9	$(143)	(134)

	$31,774	$31,686	$55	$(143)	$(88)

      The fair value of Restricted Marketable Securities has been estimated based on quoted market prices.

     e.     Research Collaboration and Licensing Agreements

      As part of the Company’s research and development efforts, the Company enters into research collaboration and licensing agreements with related and unrelated scientific collaborators, universities, and consultants. The Company also has research collaborations with Medarex, Inc. and Emisphere Technologies, Inc., and a license and supply agreement with Shearwater Corporation. These agreements contain varying terms and provisions which include fees and milestones to be paid by the Company, services to be provided, and ownership rights to certain proprietary technology developed under the agreements. Some of the agreements contain provisions which require the Company to pay royalties, as defined, at rates that range from 0.25% to 12%, in the event the Company sells or licenses any proprietary products developed under the respective agreements.

      Certain agreements, where the Company is required to pay fees, provide for the Company, upon 30 to 90-day written notice, to terminate such agreements. With respect to payments associated with these agreements, the Company incurred expenses of $1.1 million, $0.6 million, and $0.6 million for the years ended December 31, 2001, 2000, and 1999, respectively.

9.     Collaboration Agreements

     a.     Amgen Inc.

      In August 1990, the Company entered into a collaboration agreement (the “Amgen Agreement”) with Amgen Inc. (“Amgen”) to develop and attempt to commercialize two proprietary products (BDNF and NT-3, individually the “Product,” collectively the “Products”). The Amgen Agreement, among other things, provided for Amgen and the Company to form a partnership (“Amgen-Regeneron Partners” or the “Partnership”) to complete the development and to commercialize the Products. Amgen and the Company hold equal ownership interests (subject to adjustment for any future inequities in capital contributions, as defined). The Partnership is the exclusive distributor of Products in the United States, and Amgen has received a license from the Company to market the Products outside the United States and outside Japan and

REGENERON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, dollars in thousands, except per share data)

certain Pacific Rim countries. The Company accounts for its investment in the Partnership in accordance with the equity method of accounting. In 2001, 2000, and 1999, the Company recognized its share of the Partnership net loss in the amounts of $1.0 million, $4.6 million, and $4.2 million, respectively, which represents 50% of the total Partnership net loss. As of December 31, 2001, the Company continues to be an equal partner in the Partnership.

      Payments the Company receives from the Partnership in connection with services provided to the Partnership, are recognized as contract research and development revenue as earned. Such revenue for the years ended December 31, 2001, 2000, and 1999 totaled $1.2 million, $6.2 million, and $3.6 million, respectively. In addition, the Amgen Agreement contains a provision whereby the Company will receive defined amounts (“Research Progress Payments”) from Amgen if and when each Product reaches certain levels of development.

      In January 2001, Amgen-Regeneron Partners discontinued all clinical development of BDNF for the potential treatment of amyotrophic lateral sclerosis (“ALS”) following notification that BDNF did not provide a therapeutic advantage to ALS patients in clinical trials. The Partnership has no ongoing development activities for NT-3 at this time.

      Selected financial data of the Partnership as of December 31, 2001 and 2000 and for the years ended December 31, 2001, 2000 and 1999, are as follows:

Balance Sheet Data	2001	2000

Cash and cash equivalents	$2,610	$5,169
Accounts payable and accrued expenses due to partners(1)	768	4,635
Partners’ capital accounts
Amgen	921	267
The Company	921	267

(1)	At December 31, 2001 and 2000, includes $0.2 million and $1.6 million due the Company, respectively.

Statement of Operations Data	2001	2000	1999

Interest income	$169	$347	$366
Total expenses(2)	(2,172)	(9,497)	(8,684)

Net loss	$(2,003)	$(9,150)	$(8,318)

(2)	Includes $1.2 million, $6.2 million, and $3.6 million related to services provided by the Company in 2001, 2000, and 1999, respectively.

      During 1990, Amgen purchased 767,656 shares of Series D convertible preferred stock for $15.0 million. Such shares converted into 788,766 shares of Class A Stock in April 1991 at the time of the Company’s initial public offering. During April 1996, Amgen purchased from the Company 3.0 million shares of Common Stock and 700,000 warrants for $48.0 million. During March 2000, in accordance with the terms of their warrant agreement, as amended, Amgen exercised their 700,000 warrants with an exercise price of $16.00 per share. As consideration for the exercise price, Amgen tendered 221,958 shares of the Company’s Common Stock, which had an aggregate fair market value at the time of exercise equal to the aggregate exercise price of the warrants. The shares of Common Stock delivered to the Company by Amgen were retired upon receipt.

      During October 2000, Amgen and Regeneron entered into an agreement whereby Regeneron acquired Amgen’s patents and patent applications relating to ciliary neurotrophic factor (“CNTF”) and related molecules for $1.0 million. As part of this agreement, Regeneron granted back to Amgen exclusive, royalty

REGENERON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, dollars in thousands, except per share data)

free rights under these patents and patent applications solely for human ophthalmic uses. In addition, Regeneron entered into a covenant not to sue Amgen under Regeneron’s patents and patent applications relating to CNTF and related molecules solely for human ophthalmic uses.

     b.     Sumitomo Pharmaceuticals Company, Ltd.

      In June 1994, the Company entered into a research and development agreement (the “R&D Agreement”) with Sumitomo Pharmaceuticals Company, Ltd. (“Sumitomo Pharmaceuticals”) to collaborate in the research and development of BDNF in Japan. In connection with the R&D Agreement, Sumitomo Pharmaceuticals made payments to the Company for its activities in developing and validating manufacturing processes for BDNF, and manufacturing and supplying BDNF and other research materials to Sumitomo Pharmaceuticals. In 2001, 2000, and 1999, Regeneron recognized contract research and development revenue from Sumitomo Pharmaceuticals of $0.1 million, $0.8 million, and $0.1 million, respectively. In addition, the Company recognized contract manufacturing revenue of $0.1 million and $4.1 million in 2001 and 2000, respectively, as supplies of BDNF were shipped (FOB Destination Point) to Sumitomo Pharmaceuticals.

      In connection with the R&D Agreement, in August 1998, Sumitomo Pharmaceuticals signed a license agreement with the Company for the development of BDNF in Japan. Pursuant to the license agreement, Sumitomo Pharmaceuticals made a research progress payment of $3.0 million (reduced by $0.3 million of Japanese withholding tax) in April 2000. The amount received in 2000 is included in research progress payments. In light of the discontinuation of BDNF development for ALS, the Company does not expect to receive further payments from Sumitomo Pharmaceuticals for research progress payments, contract research and development, or contract manufacturing.

      During 1989, Sumitomo Chemical Co., Ltd. (“Sumitomo Chemical”), an affiliate of Sumitomo Pharmaceuticals, entered into a Technology Development Agreement (“TDA”) with Regeneron and paid the Company $5.6 million. In consideration for this payment, Sumitomo Chemical received a fifteen year limited right of first negotiation to license up to three of the Company’s product candidates in Japan. In connection with the Company’s implementation of SAB 101 (see Note 2), the Company is recognizing this payment as revenue on a straight-line basis over the term of the TDA.

      In addition, Sumitomo Chemical also entered into a stock purchase agreement whereby it purchased, for $4.4 million, 885,062 shares of Class C Preferred Stock. Such shares converted into 909,401 shares of Class A Stock in April 1991 at the time of the Company’s initial public offering.

     c.     Glaxo Wellcome plc

      During 1993, the Company entered into a collaborative research agreement with Glaxo Wellcome plc (“Glaxo”). Products that are developed by the joint efforts of Glaxo and the Company will be commercialized by one or more equally owned joint ventures. Glaxo also purchased 500,000 shares of the Company’s Common Stock at a price of $20 per share.

     d.     The Procter & Gamble Company

      In May 1997, the Company entered into a long-term collaboration agreement with The Procter & Gamble Company (“P&G”) to discover, develop, and commercialize pharmaceutical products (the “P&G Agreement”) and P&G agreed to provide funding for Regeneron’s research efforts related to the collaboration. In connection with the collaboration, in June 1997 and August 2000, P&G purchased 4.35 million and 573,630 shares of the Company’s Common Stock at $9.87 and $29.75 per share for a total of $42.9 million and $17.1 million, respectively. In June 1997, P&G also received five year warrants to purchase an additional 1.45 million shares of the Company’s stock at $9.87 per share, which were exercised in August 2000. As consideration for the exercise price, P&G tendered 511,125 shares of the Company’s Common Stock which had an aggregate value at the time of exercise, based upon the average market price of the Company’s Common Stock over approximately the prior 30 trading days, equal to the aggregate exercise price of the warrants. The net result of this warrant exercise was that P&G acquired an additional 938,875 shares of the

REGENERON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, dollars in thousands, except per share data)

Company’s Common Stock. The 511,125 shares of Common Stock delivered to the Company by P&G were retired upon receipt. These equity purchases were in addition to a purchase by Procter & Gamble Pharmaceuticals, Inc. of 800,000 shares of the Company’s Common Stock for $10.0 million that was completed in March 1997.

      Effective December 31, 2000, the Company and P&G entered into a new collaboration agreement, replacing the P&G Agreement. The new agreement extends P&G’s obligation to fund Regeneron research through December 2005, with no further research obligations by either party thereafter, and focuses the companies’ collaborative research on therapeutic areas that are of particular interest to P&G. Under the new agreement, beginning in the first quarter of 2001, research support from P&G is $2.5 million per quarter, before adjustments for inflation, through December 2005. Any drugs that result from the collaboration will continue to be jointly developed and marketed worldwide, with the companies equally sharing development costs and profits. P&G and the Company have divided rights to programs from the P&G Agreement that are no longer part of the companies’ collaboration. Research funding from P&G related to the collaboration totaled $59.1 million through December 31, 2001. In August 2000, P&G made two research progress payments to Regeneron totaling $3.5 million. In addition, from September 1997 to the third quarter of 1999, P&G also provided research support for the Company’s AXOKINE® program and, as a result, will be entitled to receive a small royalty on any sales of AXOKINE.

      Contract research and development revenue related to the companies’ collaboration agreements, including payments from P&G related to AXOKINE, was $10.4 million, $28.3 million, and $20.8 million in 2001, 2000, and 1999, respectively. At December 31, 2001 and 2000, the P&G contract research revenue receivable was $2.7 million and $6.9 million, respectively. There was no P&G receivable balance at December 31, 1999.

10.     Manufacturing Agreement

      During 1995, the Company entered into a long-term manufacturing agreement with Merck & Co., Inc., as amended, (the “Merck Agreement”) to produce an intermediate (the “Intermediate”) for a Merck pediatric vaccine at the Company’s Rensselaer, New York facility. The Company agreed to modify portions of its facility for manufacture of the Intermediate and to assist Merck in securing regulatory approval for such manufacture in the Company’s facility. The Merck Agreement calls for the Company to manufacture Intermediate for Merck for six years (the “Production Period”), with certain minimum order quantities each year. The Production Period commenced in November of 1999. The Merck Agreement is expected to extend into 2005 and may be terminated at any time by Merck, with prior notice.

      Merck agreed to reimburse the Company for the capital costs to modify the facility (“Capital Costs”). Merck also agreed to pay an annual facility fee (the “Facility Fee”) of $1.0 million beginning March 1995, subject to annual adjustment for inflation. During the Production Period, Merck agreed to reimburse the Company for certain manufacturing costs, pay the Company a variable fee based on the quantity of Intermediate supplied to Merck, and make additional bi-annual payments (“Additional Payments”), as defined. In addition, Merck agreed to reimburse the Company for the cost of Company activities performed on behalf of Merck prior to the Production Period and for miscellaneous costs during the Production Period (“Internal Costs”). These payments are recognized as contract manufacturing revenue as follows: (i) payments for Internal Costs are recognized as the activities are performed, (ii) the Facility Fee and Additional Payments are recognized over the period to which they relate, (iii) payments for Capital Costs were deferred and are recognized as Intermediate is shipped to Merck, and (iv) payments related to the manufacture of Intermediate during the Production Period (“Manufacturing Payments”) are recognized after the Intermediate is tested and approved by, and shipped (FOB Shipping Point) to, Merck.

REGENERON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, dollars in thousands, except per share data)

      In 2001, 2000, and 1999, Merck contract manufacturing revenue totaled $9.8 million, $12.5 million, and $10.0 million, respectively. Such amounts include $1.8 million, $2.9 million, and $0.4 million of previously deferred Capital Costs in 2001, 2000, and 1999, respectively.

11.     Incentive and Stock Purchase Plans

     a.     Long-Term Incentive Plans

      During 2000, the Company established the Regeneron Pharmaceuticals, Inc. 2000 Long-Term Incentive Plan (“2000 Incentive Plan”) which provides for the issuance of up to 6,000,000 shares of Common Stock in respect of awards. Employees of the Company, including officers, and nonemployees, including consultants and nonemployee members of the Board of Directors, (collectively, “Participants”) may receive awards as determined by a committee of independent directors (“Committee”). The awards that may be made under the 2000 Incentive Plan include: (a) Incentive Stock Options (“ISOs”) and Nonqualified Stock Options, (b) shares of Restricted Stock, (c) shares of Phantom Stock, (d) Stock Bonuses, and (e) Other Awards.

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

      Restricted Stock awards grant Participants shares of restricted Common Stock or allow Participants to purchase such shares at a price determined by the Committee. Such shares are nontransferable for a period determined by the Committee (“vesting period”). Should employment terminate, as defined by the 2000 Incentive Plan, the ownership of the Restricted Stock will be transferred to the Company, except under defined circumstances with Committee approval, in consideration of amounts, if any, paid by the Participant to acquire such shares. In addition, if the Company requires a return of the Restricted Shares, it also has the right to require a return of all dividends paid on such shares.

      Phantom Stock awards provide the Participant the right to receive, within 30 days of the date on which the share vests, an amount, in cash and/or shares of the Company’s Common Stock as determined by the Committee, equal to the sum of the fair market value of a share of Common Stock on the date such share of Phantom Stock vests and the aggregate amount of cash dividends paid with respect to a share of Common Stock during the period from the grant date of the share of Phantom Stock to the date on which the share vests. Stock Bonus awards are bonuses payable in shares of Common Stock which are granted at the discretion of the Committee.

      Other Awards are other forms of awards which are valued based on the Company’s Common Stock. Subject to the provisions of the 2000 Incentive Plan, the terms and provisions of such Other Awards are determined solely on the authority of the Committee.

      During 1990, the Company established the Regeneron Pharmaceuticals, Inc. 1990 Long-Term Incentive Plan (“1990 Incentive Plan”) which, as amended, provided for a maximum of 6,900,000 shares of Common Stock in respect of awards. Employees of the Company, including officers, and nonemployees, including consultants and nonemployee members of the Board of Directors, received awards as determined by a committee of independent directors. Under the provisions of the 1990 Incentive Plan, there will be no future awards from the plan. Awards under the 1990 Incentive Plan consisted of Incentive Stock Options and Nonqualified Stock Options which generally vest on a pro rata basis over a three or five year period and have a term of ten years.

REGENERON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, dollars in thousands, except per share data)

      The 1990 and 2000 Incentive Plans contain provisions that allow for the Committee to provide for the immediate vesting of awards upon a change in control of the Company, as defined.

      The Company may incur charges to operations in connection with awards from these Incentive Plans. In accordance with APB No. 25 and related interpretations, the Company will record compensation expense from employee stock-based awards under certain conditions. Generally, when the terms of the award and the amount the employee must pay to acquire the stock are fixed, compensation expense for options, restricted stock, and stock bonus awards will total the grant date intrinsic value, if any, amortized over the vesting period. For other awards, including phantom stock, compensation expense will be recognized over the life of the award based on the cash remitted to settle the award or the intrinsic value of the award on the date of exercise.

      Transactions involving stock option awards during 1999, 2000, and 2001, under the 1990 and 2000 Incentive Plans, are summarized in the table below. Option exercise prices were equal to the fair market value of the Company’s Common Stock on the date of grant. The total number of options exercisable at December 31, 1999, 2000, and 2001 was 2,366,180, 2,533,662, and 3,374,169 respectively, with weighted average exercise prices of $8.00, $8.31, and $11.99 respectively.

	Number	Weighted-Average
	of Shares	Exercise Price

Stock options outstanding at December 31, 1998	4,173,625	$8.08
1999:
Stock options granted	2,112,345	$8.08
Stock options canceled	(96,704)	$10.14
Stock options exercised	(367,470)	$3.89

Stock options outstanding at December 31, 1999	5,821,796	$8.29
2000:
Stock options granted	2,633,850	$36.55
Stock options canceled	(267,531)	$9.23
Stock options exercised	(757,056)	$7.28

Stock options outstanding at December 31, 2000	7,431,059	$18.37

2001:
Stock options granted	2,325,947	$28.51
Stock options canceled	(170,712)	$23.74
Stock options exercised	(258,255)	$7.67

Stock options outstanding at December 31, 2001	9,328,039	$21.10

REGENERON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, dollars in thousands, except per share data)

      The following table summarizes stock option information as of December 31, 2001:

	Options Outstanding			Options Exercisable

		Weighted Average
Range of	Number	Remaining	Weighted Average	Number	Weighted Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$ 3.00 to $ 7.41	1,660,551	4.73	$5.90	1,187,702	$5.34
$ 7.44 to $ 9.50	1,732,534	7.00	$8.68	821,360	$8.69
$ 9.53 to $25.43	1,715,133	5.68	$16.76	976,179	$12.47
$25.63 to $28.01	1,933,017	9.94	$27.98	7,170	$26.65
$28.12 to $51.56	2,286,804	8.86	$38.99	381,758	$38.23

$ 3.00 to $51.56	9,328,039	7.42	$21.10	3,374,169	$11.99

      The following table summarizes the pro forma operating results of the Company had compensation costs for the Incentive Plans been determined in accordance with the fair value based method of accounting for stock based compensation as prescribed by SFAS No. 123. Since option grants awarded during 2001, 2000, and 1999 vest over several years and additional awards are expected to be issued in the future, the pro forma results shown below are not likely to be representative of the effects on future years of the application of the fair value based method.

	2001	2000	1999

Pro forma net loss	$(102,909)	$(33,131)	$(27,739)

Pro forma net loss per share, basic and diluted	$(2.45)	$(0.95)	$(0.89)

      For the purpose of the above pro forma calculation, the fair value of each option granted from the Incentive Plans during 2001, 2000, and 1999 was estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average fair value of the options granted during 2001, 2000, and 1999 was $19.74, $24.35, and $5.27, respectively. The following table summarizes the assumptions used in computing the fair value of option grants.

	2001	2000	1999

Expected volatility	75%	75%	65%
Expected lives	5 years	3.5 years	3.5 years
Dividend yield	0%	0%	0%
Risk-free interest rate	5.10%-7.00%	5.90%-6.00%	6.02%-6.26%

      During 2001 and 2000, 80,535 and 34,785 shares of Restricted Stock were awarded under the 2000 Incentive Plan. These shares are nontransferable with such restriction lapsing with respect to 25% of the shares every six months over a two-year period beginning in January 2002 and 2001, respectively. In accordance with generally accepted accounting principles, the Company recorded unearned compensation within Stockholders’ Equity of $2.2 million and $1.3 million in 2001 and 2000, respectively, related to these awards. This amount was based on the fair market value of shares of the Company’s Common Stock on the date of grant and will be expensed, on a pro rata basis, over the two year period that the restriction on these shares lapses.

      The Company recognized compensation expense from stock-based awards of $0.7 million in 2001 and $0.4 million (see Note 7) in 1999. No stock-based compensation expense was recognized during 2000.

      As of December 31, 2001, there were 1,446,396 shares available for future grants under the 2000 Incentive Plan.

REGENERON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, dollars in thousands, except per share data)

     b.     Executive Stock Purchase Plan

      In 1989, the Company adopted an Executive Stock Purchase Plan (the “Plan”) under which 1,027,500 shares of Class A Stock were reserved for restricted stock awards. The Plan provides for the compensation committee of the Board of Directors to award employees, directors, consultants, and other individuals (“Plan participants”) who render service to the Company the right to purchase Class A Stock at a price set by the compensation committee. The Plan provides for the vesting of shares as determined by the compensation committee and, should the Company’s relationship with a Plan participant terminate before all shares are vested, unvested shares will be repurchased by the Company at a price per share equal to the original amount paid by the Plan participant. During 1989 and 1990, a total of 983,254 shares were issued, all of which vested as of December 31, 1999. As of December 31, 2001, there were 44,246 shares available for future grants under the Plan.

12.     Employee Savings Plan

      In 1993, the Company adopted the provisions of the Regeneron Pharmaceuticals, Inc. 401(k) Savings Plan (the “Savings Plan”). The terms of the Savings Plan provide for employees who have met defined service requirements to participate in the Savings Plan by electing to contribute to the Savings Plan a percentage of their compensation to be set aside to pay their future retirement benefits, as defined. The Savings Plan, as amended and restated during 1998, provides for the Company to make discretionary contributions (“Contribution”), as defined. The Company recorded Contribution expense of $0.6 million in 2001, $0.5 million in 2000, and $0.4 million in 1999; such amounts were accrued as liabilities at December 31, 2001, 2000, and 1999, respectively. During the first quarter of 2002, 2001, and 2000, the Company contributed 21,953, 17,484, and 54,003 shares, respectively, of Common Stock to the Savings Plan in satisfaction of these obligations.

13.     Income Taxes

      There is no benefit for federal or state income taxes for the years ended December 31, 1999 and 2000, since the Company has incurred operating losses since inception and established a valuation allowance equal to the total deferred tax asset. During the year ended December 31, 2001, the Company capitalized research and development costs for tax purposes which resulted in taxable income of approximately $6.5 million. However, there is no tax provision for the year ended December 31, 2001 as the Company was able to utilize net operating loss carryforwards that previously had been fully provided for. The effects of the alternative minimum tax on the 2001 provision were immaterial.

      The tax effect of temporary differences, net operating loss carry-forwards, and research and experimental tax credit carry-forwards as of December 31, 2001 and 2000 was as follows:

	2001	2000

Deferred tax assets
Net operating loss carry-forward	$73,975	$86,935
Fixed assets	2,560	1,159
Deferred revenue	5,584	5,620
Research and experimental tax credit carry-forward	10,660	14,101
Capitalized research and development costs	43,244
Other	3,507	2,497
Valuation allowance	(139,530)	(110,312)

	—	—

      For all years presented, the Company’s effective income tax rate is zero. The difference between the Company’s effective income tax rate and the Federal statutory rate of 35% is attributable to state tax benefits and tax credit carry-forwards offset by an increase in the deferred tax valuation allowance.

REGENERON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, dollars in thousands, except per share data)

      As of December 31, 2001, the Company had available for tax purposes unused net operating loss carry-forwards of $180.6 million which will expire in various years from 2006 to 2021. The Company’s research and experimental tax credit carry-forwards expire in various years from 2004 to 2021. Future changes in the ownership of the Company could limit the future utilization of these net operating loss and tax credit carry-forwards, as defined by the Federal and state tax codes.

14.     Legal Matters

      The Company, from time to time, has been subject to legal claims arising in connection with its business. While the ultimate results of the legal claims cannot be predicted with certainty, at December 31, 2001 there were no asserted claims against the Company which, in the opinion of management, if adversely decided would have a material adverse effect on the Company’s financial position, results of operations, and cash flows.

15.     Net Loss Per Share

      The Company’s basic net loss per share amounts have been computed by dividing net loss by the weighted average number of Common and Class A shares outstanding. In 2001, 2000, and 1999, the Company reported net losses and, therefore, no common stock equivalents were included in the computation of diluted net loss per share since such inclusion would have been antidilutive. The calculations of basic and diluted net loss per share are as follows:

	Net Loss	Shares
	(Numerator,	(Denominator,	Per Share
	in thousands)	in thousands)	Amount

2001:
Basic and Diluted	$(76,180)	42,075	$(1.81)
2000:
Basic and Diluted	$(23,215)	34,949	$(0.66)
1999:
Basic and Diluted	$(23,070)	31,308	$(0.74)

      Options, warrants, and convertible debt which have been excluded from the diluted per share amounts because their effect would have been antidilutive include the following:

	December 31,

	2001	2000	1999

Options and Warrants:
Weighted Average Number, in thousands	7,598	6,819	7,146
Weighted Average Exercise Price	$22.40	$11.95	$9.31
Convertible Debt:
Weighted Average Number, in thousands	1,377
Conversion Price	$30.25

REGENERON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, dollars in thousands, except per share data)

16.     Segment Information

      Beginning in 2000, the Company’s operations have been principally managed in two business segments: research and development, and contract manufacturing.

      Research and development: Includes all activities related to the discovery of potential therapeutics for human medical conditions, and the development and commercialization of these discoveries. Also includes revenues and expenses related to the development of manufacturing processes prior to commencing commercial production of a product under contract manufacturing arrangements.

      Contract manufacturing: Includes all revenues and expenses related to the commercial production of products under contract manufacturing arrangements. During 2001 and 2000, the Company produced Intermediate under the Merck Agreement (see Note 10). In addition, during 2000, the Company produced BDNF for Sumitomo Pharmaceuticals under the R&D Agreement (see Note 9b).

      Prior to 2000, the Company’s operations were all conducted under the research & development business segment.

      The table below presents information about reported segments for the years ended December 31, 2001 and 2000:

	Research &	Contract		Reconciling
	Development	Manufacturing		Items		Total

2001:
Revenues	$12,071	$9,902		—		$21,973
Loss in Amgen-Regeneron Partners	1,002	—		—		1,002
Depreciation and amortization	5,866	—	(2)	$211		6,077
Interest expense	114	40		2,503		2,657
Net (loss) income	(90,192)	3,353		10,659	(1)	(76,180)
Capital expenditures	9,469	29		—		9,498
Total assets	37,948	9,369		448,080	(3)	495,397
2000:
Revenues	$42,678	$16,598		—		$59,276
Loss in Amgen-Regeneron Partners	4,575	—		—		4,575
Depreciation and amortization	4,421	—	(2)	—		4,421
Interest expense	195	86		—		281
Net (loss) income	(32,641)	946		$8,480	(4)	(23,215)
Capital expenditures	6,404	65		—		6,469
Total assets	18,336	34,615		155,323	(3)	208,274

(1)	Represents investment income net of interest expense related to convertible notes issued in October 2001 (see Note 8d).

(2)	Depreciation and amortization related to contract manufacturing was capitalized into inventory.

(3)	Includes cash and cash equivalents, marketable securities, restricted marketable securities, prepaid expenses and other current assets, and other assets.

(4)	Represents investment income.

REGENERON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, dollars in thousands, except per share data)

17.     Unaudited Quarterly Results

      Effective January 1, 2000, the Company changed its method of accounting for revenue recognition to conform with the guidance provided by SAB 101 (see Note 2). The cumulative effect of adopting SAB 101 at January 1, 2000 amounted to $1.6 million of additional loss, with a corresponding increase to deferred revenue that is being recognized in subsequent periods, of which $0.4 million was included in contract research and development revenue in 2001 and 2000.

      Summarized quarterly financial data for the years ended December 31, 2001 and 2000 are displayed in the following tables. Effective in 2001, the Company’s financial statement presentation of investment income in the Statement of Operations was reclassified to other income. Formerly, investment income was included in revenues. The effect of this reclassification for the quarters ended March 31, June 30, September 30, and December 31, 2000 is shown below.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	Ended	Ended	Ended	Ended
	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$6,313	$5,779	$5,480	$4,401
Net loss	(13,037)	(14,834)	(19,931)	(28,378)
Net loss per share, basic and diluted	$(0.35)	$(0.34)	$(0.46)	$(0.65)

First Quarter
Ended
March 31, 2000
(Unaudited)

Revenues — As originally reported	$11,817

Revenues — As reclassified	$10,591

Net loss before cumulative effect of change in accounting principle	$(7,225)
Cumulative effect of adopting SAB 101	(1,563)

Net loss	$(8,788)

Net loss per share, basic and diluted:
Net loss before cumulative effect of change in accounting principle	$(0.23)
Cumulative effect of adopting SAB 101	(0.05)

Net loss per share	$(0.28)

	Second Quarter	Third Quarter	Fourth Quarter
	Ended	Ended	Ended
	June 30, 2000	September 30, 2000	December 31, 2000
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues — As originally reported	$16,760	$17,529	$21,650
Revenues — As reclassified	14,549	14,999	19,137
Net loss	(2,854)	(3,118)	(8,455)
Net loss per share, basic and diluted	$(0.08)	$(0.09)	$(0.23)

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Partners

Amgen-Regeneron Partners

      We have audited the accompanying balance sheets of Amgen-Regeneron Partners, a Delaware general partnership, as of December 31, 2001 and 2000, and the related statements of operations, changes in partners’ capital (deficit), and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amgen-Regeneron Partners at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Los Angeles, California

February 4, 2002

AMGEN-REGENERON PARTNERS

BALANCE SHEETS
December 31, 2001 and 2000

	2001	2000

	(In thousands)
ASSETS
Total current assets — cash and cash equivalents	$2,610	$5,169

LIABILITIES AND PARTNERS’ CAPITAL
Total current liabilities — accounts payable and accrued expenses due to partners	$768	$4,635

Partners’ capital:
Amgen	921	267
Regeneron	921	267

Total partners’ capital	1,842	534

Total liabilities and partners’ capital	$2,610	$5,169

See accompanying notes.

AMGEN-REGENERON PARTNERS

STATEMENTS OF OPERATIONS
Years ended December 31, 2001, 2000 and 1999

	2001	2000	1999

	(In thousands)
Interest income	$169	$347	$366

Total income	169	347	366

Expenses:
Research and development performed by partners	2,094	9,436	8,631
General and administrative	78	61	53

Total expenses	2,172	9,497	8,684

Net loss	$(2,003)	$(9,150)	$(8,318)

See accompanying notes.

AMGEN-REGENERON PARTNERS

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Years ended December 31, 2001, 2000 and 1999

	Amgen	Regeneron

	(In thousands)
Balance at December 31, 1998	$3,091	$3,091
Capital contributions	768	768
Net loss	(4,159)	(4,159)

Balance at December 31, 1999	(300)	(300)
Capital contributions	5,142	5,142
Net loss	(4,575)	(4,575)

Balance at December 31, 2000	267	267
Capital contributions	1,655	1,656
Net loss	(1,001)	(1,002)

Balance at December 31, 2001	$921	$921

See accompanying notes.

AMGEN-REGENERON PARTNERS

STATEMENTS OF CASH FLOWS

Years ended December 31, 2001, 2000 and 1999

	2001	2000	1999

	(In thousands)
Cash flows from operating activities:
Net loss	$(2,003)	$(9,150)	$(8,318)
(Decrease) increase in accounts payable and accrued expenses	(3,867)	335	521

Net cash used in operating activities	(5,870)	(8,815)	(7,797)
Cash flows from financing activities — capital contributions	3,311	10,284	1,536

(Decrease) increase in cash and cash equivalents	(2,559)	1,469	(6,261)
Cash and cash equivalents at beginning of year	5,169	3,700	9,961

Cash and cash equivalents at end of year	$2,610	$5,169	$3,700

See accompanying notes.

AMGEN-REGENERON PARTNERS

NOTES TO FINANCIAL STATEMENTS
December 31, 2001

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

      In January 1997, Amgen and Regeneron announced that the Phase 3 clinical trial of BDNF did not demonstrate clinical efficacy in the end points measured in patients with amyotrophic lateral sclerosis (ALS), commonly known as Lou Gehrig’s Disease. The trial was designed to evaluate the effects of subcutaneous delivery of BDNF for ALS. On behalf of the Partnership, Amgen continued to conduct clinical trials of intrathecal delivery of BDNF for ALS, and Regeneron continued to conduct clinical trials of subcutaneous delivery of BDNF for ALS. In January 2001, Amgen and Regeneron were notified that clinical trials for both intrathecal and subcutaneous delivery of BDNF did not provide a therapeutic advantage to ALS patients. As a result, in 2001 the Partnership discontinued all clinical development of BDNF for the potential treatment of ALS following the notification.

      Regeneron, on behalf of the Partnership, conducted clinical trials of NT-3 in patients with functional constipation and spinal cord injury patients with bowel dysfunction. The Partnership has evaluated preliminary data from these clinical trials and there are no ongoing development activities for the product candidate at this time.

      Under the Collaboration Agreement, Amgen would be primarily responsible for the manufacture and commercialization of the Products in the United States if successfully developed by the Partnership. Amgen’s costs in connection with such activities would be reimbursed at agreed-to rates. Unless terminated earlier, the Partnership will continue in effect, with respect to each Product, until the later of the expiration of the last United States patent of each Product, or 15 years from the date on which each Product was approved for sale in the United States.

      A Joint Management Committee (the Committee) is responsible for the overall management of the business and affairs of the Partnership as well as activities performed under the Collaboration Agreement. Each partner has appointed three representatives to the Committee. One additional representative may be appointed by a partner if the balance of their capital account becomes more than twice the amount of the balance of the other partner’s capital account (Note 2).

     Cash equivalents

      The Partnership considers only those investments which are highly liquid, readily convertible to cash and which mature within three months of the date of purchase as cash equivalents. At December 31, 2001 and 2000, cash and cash equivalents consisted of a single interest bearing money market account.

     Research and development

      Research and development costs are expensed as incurred. Clinical trial costs, which are a component of research and development costs, are recognized based upon the estimated levels of effort expended on those trials.

AMGEN-REGENERON PARTNERS

NOTES TO FINANCIAL STATEMENTS — (Continued)

     Income taxes

      The Partnership’s financial statements do not include a provision (credit) for income taxes. Income taxes, if any, are the liability of the individual partners.

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

2.	Capital contributions, allocation of profits and losses and cash distributions

      Capital contributions are recorded in the capital account of each partner. Capital account contributions are generally made quarterly in advance based upon capital calls made by the Committee pursuant to projected cash requirements of the Partnership. Cash distributions, if any, and profits or losses are allocated to each partner’s capital account in proportion to their respective capital account contributions.

3.	Collaboration Agreement

      In August 1990, Amgen and Regeneron entered into the Collaboration Agreement to develop and commercialize BDNF and NT-3, compounds for which Regeneron possesses substantial scientific, technical and proprietary information. Each party agreed to perform research and development on the Products under product development programs approved by the Committee. Upon Amgen’s notification in writing to Regeneron that the preparation of an Investigational New Drug Application for each Product was to commence, the licenses granted by the partners to the Partnership for the underlying technologies, discussed below, became effective on a Product-by-Product basis. Also, upon such notification, further research and development of the Products under the licenses became the obligation of the Partnership. These licenses grant the Partnership an exclusive royalty-free right to develop, make, have made, use, sell and distribute each Product for human pharmaceutical use in the United States. The Partnership has, in turn, granted to Amgen and Regeneron exclusive royalty-free sublicenses for the underlying technologies to the extent necessary to fulfill their obligations under the Collaboration Agreement. These sublicenses became effective at the same time the related licenses granted the Partnership became effective.

      Pursuant to the terms of the Collaboration Agreement, and subject to the approval by both parties, Amgen and Regeneron can conduct certain research and development activities on behalf of the Partnership, including contracting with third parties to conduct clinical trials. Amgen also provides on behalf of the Partnership certain quantities of materials, primarily for clinical testing. Amgen and Regeneron are paid for such services and materials at amounts approved by the Committee. During the years ended December 31, 2001, 2000 and 1999, the Partnership incurred expenses (including accrued expenses) of $866,000, $3,204,000 and $5,044,000, respectively, from Amgen and $1,228,000, $6,232,000 and $3,587,000, respectively, from Regeneron for such services and materials. These amounts are included in research and development expense in the accompanying statements of operations. In addition, certain other costs associated with the development of the Products have been incurred by the partners but not charged to the Partnership or reflected in the accompanying financial statements as the related development activities are not billable to the Partnership under the terms of the Collaboration Agreement. At December 31, 2001, accounts payable and accrued expenses due to partners was composed of $143,000 of accounts payable and $378,000 of accrued clinical costs due to Amgen and $170,000 of accounts payable and $77,000 of accrued clinical costs due to Regeneron. At December 31, 2000, accounts payable and accrued expenses due to partners was composed of $869,000 of accounts payable and $2,162,000 of accrued clinical costs due to Amgen and $234,000 of accounts payable and $1,370,000 of accrued clinical costs due to Regeneron.