Form 10-Q
period 2002-06-30
REGENERON PHARMACEUTICALS INC
filed 2002-08-13
CIK 872589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2002

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	0-19034

REGENERON PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	13-3444607 (I.R.S. Employer Identification No.)
777 Old Saw Mill River Road Tarrytown, New York (Address of principal executive offices)	10591-6707 (Zip Code)

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

Yes	No

         Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of July 31, 2002:

Class of Common Stock	Number of Shares

Class A Stock, $0.001 par value	2,500,581

Common Stock, $0.001 par value	41,522,075

REGENERON PHARMACEUTICALS, INC.

June 30, 2002

		Page Numbers

PART I	FINANCIAL INFORMATION

Item 1	Financial Statements

	Condensed balance sheets (unaudited) at June 30, 2002 and December 31, 2001	3

	Condensed statements of operations (unaudited) for the three months and six months ended June 30, 2002 and 2001	4

	Condensed statement of stockholders’ equity (unaudited) for the six months ended June 30, 2002	5

	Condensed statements of cash flows (unaudited) for the six months ended June 30, 2002 and 2001	6

	Notes to condensed financial statements	7-13

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-26

Item 3	Quantitative & Qualitative Disclosure About Market Risk	26

PART II	OTHER INFORMATION

Item 4	Submission of Matters to a Vote of Security Holders	27

Item 6	Exhibits and Reports on Form 8-K	28

SIGNATURE PAGE		29

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

REGENERON PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS AT JUNE 30, 2002 AND DECEMBER 31, 2001 (Unaudited)
(In thousands, except share data)

	June 30,	December 31,
ASSETS	2002	2001

Current assets

Cash and cash equivalents	$69,374	$247,393

Marketable securities	218,452	126,796

Restricted marketable securities	10,879	10,890

Receivable due from The Procter & Gamble Company	2,583	2,665

Receivable due from Merck & Co., Inc.	373	63

Receivable due from Amgen-Regeneron Partners	30	247

Prepaid expenses and other current assets	2,649	2,159

Inventory	5,365	3,973

Total current assets	309,705	394,186

Marketable securities	59,587	32,420

Restricted marketable securities	15,740	20,884

Investment in Amgen-Regeneron Partners	920	921

Property, plant, and equipment, at cost, net of accumulated depreciation and amortization	47,465	39,448

Other assets	7,034	7,538

Total assets	$440,451	$495,397

LIABILITIES and STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable and accrued expenses	$16,933	$14,830

Deferred revenue, current portion	4,220	6,766

Capital lease obligations, current portion	324	426

Total current liabilities	21,477	22,022

Deferred revenue	5,815	6,870

Capital lease obligations		150

Notes payable	200,000	200,000

Commitments and contingencies

Stockholders’ equity

Preferred stock, $.01 par value; 30,000,000 shares authorized; issued and outstanding — none

Class A Stock, convertible, $.001 par value; 40,000,000 shares authorized; 2,500,581 shares issued and outstanding in 2002 2,562,689 shares issued and outstanding in 2001	3	3

Common Stock, $.001 par value; 160,000,000 shares authorized; 41,519,730 shares issued and outstanding in 2002 41,264,280 shares issued and outstanding in 2001	41	41

Additional paid-in capital	569,884	567,624

Unearned compensation	(1,977)	(2,789)

Accumulated deficit	(355,566)	(299,698)

Accumulated other comprehensive income	774	1,174

Total stockholders’ equity	213,159	266,355

Total liabilities and stockholders’ equity	$440,451	$495,397

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Revenues

Contract research and development	$2,745	$3,118	$5,435	$6,532

Contract manufacturing	2,824	2,661	5,075	5,560

	5,569	5,779	10,510	12,092

Expenses

Research and development	30,702	19,596	56,177	36,401

Contract manufacturing	1,861	1,885	3,120	4,073

General and administrative	2,956	2,383	6,356	4,414

	35,519	23,864	65,653	44,888

Loss from operations	(29,950)	(18,085)	(55,143)	(32,796)

Other income, net

Investment income	2,553	3,540	5,325	6,312

Earnings from (loss in) Amgen-Regeneron Partners	1	(246)	(1)	(1,297)

Interest expense	(3,027)	(43)	(6,049)	(90)

	(473)	3,251	(725)	4,925

Net loss	($30,423)	($14,834)	($55,868)	($27,871)

Net loss per share amounts, basic and diluted	($0.69)	($0.34)	($1.27)	($0.69)

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)
For the six months ended June 30, 2002
(In thousands)

	Class A Stock		Common Stock		Additional
					Paid-in	Unearned	Accumulated
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit

Balance, December 31, 2001	2,563	$3	41,264	$41	$567,624	($2,789)	($299,698)

Issuance of Common Stock in connection with exercise of stock options			168		1,429

Issuance of restricted Common Stock under Long-Term Incentive Plan			4		67	(67)

Issuance of Common Stock in connection with Company 401(k) Savings Plan contribution			22		764

Conversion of Class A Stock to Common Stock	(62)		62

Amortization of unearned compensation						879

Net loss							(55,868)
Change in net unrealized gain on marketable securities

Balance, June 30, 2002	2,501	$3	41,520	$41	$569,884	($1,977)	($355,566)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Accumulated
	Other	Total
	Comprehensive	Stockholders'	Comprehensive
	Income	Equity	Loss

Balance, December 31, 2001	$1,174	$266,355

Issuance of Common Stock in connection with exercise of stock options		1,429

Issuance of restricted Common Stock under

Long-Term Incentive Plan

Issuance of Common Stock in connection with Company 401(k) Savings Plan contribution		764

Conversion of Class A Stock to Common Stock

Amortization of unearned compensation		879

Net loss		(55,868)	($55,868)

Change in net unrealized gain on marketable securities	(400)	(400)	(400)

Balance, June 30, 2002	$774	$213,159	($56,268)

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six Months Ended June 30,

	2002	2001

Cash flows from operating activities

Net loss	($55,868)	($27,871)

Adjustments to reconcile net loss to net cash

used in operating activities

Loss in Amgen-Regeneron Partners	1	1,297

Depreciation and amortization	4,236	2,748

Non-cash compensation expense	879	369

Changes in assets and liabilities

Decrease in amounts due from The Procter & Gamble Company	82	4,385

(Increase) decrease in amounts due from Merck & Co., Inc.	(310)	1,353

Decrease in amounts due from Amgen-Regeneron Partners	217	116

Decrease in amounts due from Sumitomo Pharmaceuticals Company, Ltd.		3,601

Increase in investment in Amgen-Regeneron Partners		(1,104)

Increase in prepaid expenses and other assets	(1,904)	(442)

(Increase) decrease in inventory	(830)	209

Decrease in deferred revenue	(3,601)	(1,633)

Increase (decrease) in accounts payable, accrued expenses, and other liabilities	1,455	(803)

Total adjustments	225	10,096

Net cash used in operating activities	(55,643)	(17,775)

Cash flows from investing activities

Purchases of marketable securities	(194,705)	(75,999)

Sales of marketable securities	76,533	52,165

Sales of restricted marketable securities	5,500

Capital expenditures	(10,881)	(3,856)

Net cash used in investing activities	(123,553)	(27,690)

Cash flows from financing activities

Net proceeds from the issuance of stock	1,429	157,806

Principal payments on note payable		(33)

Capital lease payments	(252)	(331)

Net cash provided by financing activities	1,177	157,442

Net (decrease) increase in cash and cash equivalents	(178,019)	111,977

Cash and cash equivalents at beginning of period	247,393	30,978

Cash and cash equivalents at end of period	$69,374	$142,955

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

2.        Statement of Cash Flows

Supplemental disclosure of noncash investing and financing activities:

Included in accounts payable and accrued expenses at June 30, 2002 and December 31, 2001 are $3,358 and $1,946, respectively, of accrued capital expenditures. Included in accounts payable and accrued expenses at June 30, 2001 and December 31, 2000 are $806 and $672, respectively, of accrued capital expenditures.

Included in accounts payable and accrued expenses at December 31, 2001 and 2000 are $764 and $477, respectively, of accrued Company 401(k) Savings Plan contribution expense. In the first quarter of both 2002 and 2001, the Company contributed 21,953 and 17,484 shares, respectively, of Common Stock to the 401(k) Savings Plan in satisfaction of these obligations.

Included in marketable securities at June 30, 2002 and December 31, 2001 are $3,039 and $1,988, respectively, of accrued interest income. Included in restricted marketable securities at June 30, 2002 and December 31, 2001 are $499 and $154, respectively, of accrued interest income. Included in marketable securities at June 30, 2001 and December 31, 2000 are $2,247 and $2,346, respectively, of accrued interest income.

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Dollars in thousands, except per share data)

3.        Inventories

Inventories consist of raw materials and other direct and indirect costs associated with production of an intermediate for a Merck & Co., Inc. pediatric vaccine under a long-term manufacturing agreement.

Inventories as of June 30, 2002 and December 31, 2001 consist of the following:

	June 30,	December 31,
	2002	2001

Raw materials	$354	$374

Work-in-process	210	227 (2)

Finished products	4,801 (1)	3,372

	$5,365	$3,973

(1) Net of reserves of $810.
(2) Net of reserves of $230.

4.        Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of June 30, 2002 and December 31, 2001 consist of the following:

	June 30,	December 31,
	2002	2001

Accounts payable	$5,515	$3,007

Accrued payroll and related costs	2,872	3,662

Accrued clinical trial expense	1,966	2,583

Accrued expenses, other	4,288	3,286

Interest payable on convertible notes	2,292	2,292

	$16,933	$14,830

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Dollars in thousands, except per share data)

5.        Comprehensive Loss

Comprehensive loss represents the change in net assets of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss of the Company includes net loss adjusted for the change in net unrealized gain or loss on marketable securities. The net effect of income taxes on comprehensive loss is immaterial. For the six months ended June 30, 2002 and 2001, the components of comprehensive loss are:

	Six Months Ended June 30,

	2002	2001

Net loss	($55,868)	($27,871)

Change in net unrealized gain on marketable securities	(400)	383

Total comprehensive loss	($56,268)	($27,488)

6.        Stock Compensation

The Company awards shares of Restricted Stock under the Regeneron Pharmaceuticals, Inc. 2000 Long-Term Incentive Plan. Restrictions on these shares lapse with respect to 25% of the shares every six months over approximately a two-year period. In accordance with generally accepted accounting principles, the Company records unearned compensation in Stockholders’ Equity related to these awards. The amount is based on the fair market value of shares of the Company’s Common Stock on the grant date of the Restricted Stock award and is expensed, on a pro rata basis, over the period that the restrictions lapse. For the three and six months ended June 30, 2002, the Company recognized compensation expense related to Restricted Stock awards of $440 and $879, respectively. For the three and six months ended June 30, 2001, the Company recognized compensation expense related to Restricted Stock awards of $188 and $369, respectively.

7.        Per Share Data

The Company’s basic net loss per share amounts have been computed by dividing net loss by the weighted average number of Common and Class A shares outstanding. For the three and six months ended June 30, 2002 and 2001, the Company reported net losses and, therefore, no common stock equivalents were included in the computation of diluted net loss per share, since such inclusion would have been antidilutive. The calculations of basic and diluted net loss per share are as follows:

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Dollars in thousands, except per share data)

	Three Months Ended June 30,

	Net Loss, in	Shares, in
	thousands	thousands	Per Share
	(Numerator)	(Denominator)	Amount

2002:

Basic and Diluted	($30,423)	43,914	($0.69)

2001:

Basic and Diluted	($14,834)	43,508	($0.34)

	Six Months Ended June 30,

	Net Loss, in	Shares, in
	thousands	thousands	Per Share
	(Numerator)	(Denominator)	Amount

2002:

Basic and Diluted	($55,868)	43,868	($1.27)

2001:

Basic and Diluted	($27,871)	40,471	($0.69)

Shares issuable upon the exercise of options and warrants, vesting of restricted stock awards, and conversion of convertible debt, which have been excluded from the diluted per share amounts because their effect would have been antidilutive, include the following:

	Three Months Ended June 30,

	2002	2001

Options:

Weighted Average Number, in thousands	9,471	7,538

Weighted Average Exercise Price	$21.48	$18.91

Restricted Stock Awards:

Weighted Average Number, in thousands	97	39

Convertible Debt:

Weighted Average Number, in thousands	6,611

Conversion Price	$30.25

\

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Dollars in thousands, except per share data)

	Six Months Ended June 30,

	2002	2001

Options and Warrants:

Weighted Average Number, in thousands	9,447	7,580

Weighted Average Exercise Price	$21.38	$18.96

Restricted Stock Awards:

Weighted Average Number, in thousands	97	38

Convertible Debt:

Weighted Average Number, in thousands	6,611

Conversion Price	$30.25

8.        Segment Reporting

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

The tables below present information about reported segments for the three and six months ended June 30, 2002 and 2001.

	Three Months Ended June 30, 2002

	Research &	Contract	Reconciling
	Development	Manufacturing	Items		Total

Revenues	$2,745	$2,824	—		$5,569

Earnings from Amgen- Regeneron Partners	1	—	—		1

Depreciation and amortization	1,967	— (1)	$261		2,228

Interest Expense	15	1	3,011		3,027

Net (loss) income	(30,927)	962	(458	)(2)	(30,423)

Capital expenditures	7,656	14	—		7,670

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Dollars in thousands, except per share data)

	Three Months Ended June 30, 2001

	Research &	Contract	Reconciling
	Development	Manufacturing	Items	Total

Revenues	$3,118	$2,661	—	$5,779

Loss in Amgen-Regeneron Partners	246	—	—	246

Depreciation and amortization	1,419	— (1)	—	1,419

Interest expense	31	12	—	43

Net (loss) income	(19,138)	764	$3,540 (3)	(14,834)

Capital expenditures	2,128	24	—	2,152

	Six Months Ended June 30, 2002

	Research &	Contract	Reconciling
	Development	Manufacturing	Items		Total

Revenues	$5,435	$5,075	—		$10,510

Loss in Amgen-Regeneron Partners	1	—	—		1

Depreciation and amortization	3,714	— (1)	$522		4,236

Interest expense	26	2	6,021		6,049

Net (loss) income	(57,125)	1,953	(696	)(2)	(55,868)

Capital expenditures	12,258	35	—		12,293

Total assets	45,271	10,545	384,635	(4)	440,451

	Six Months Ended June 30, 2001

	Research &	Contract	Reconciling
	Development	Manufacturing	Items		Total

Revenues	$6,532	$5,560	—		$12,092

Loss in Amgen-Regeneron Partners	1,297	—	—		1,297

Depreciation and amortization	2,748	— (1)	—		2,748

Interest expense	64	26	—		90

Net (loss) income	(35,644)	1,461	$6,312	(3)	(27,871)

Capital expenditures	3,966	25	—		3,991

Total assets	35,837	8,499	291,959	(4)	336,295

(1)	Depreciation and amortization related to contract manufacturing is capitalized into inventory and included in contract manufacturing expense when the product is shipped.

(2)	Represents investment income, net of interest expense related to convertible notes issued in October 2001.

(3)	Represents investment income.

(4)	Includes cash and cash equivalents, marketable securities, restricted marketable securities, prepaid expenses and other current assets.

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Dollars in thousands, except per share data)

9.        Legal Matters

The Company, from time to time, has been subject to legal claims arising in connection with its business. While the ultimate results of the legal claims cannot be predicted with certainty, at June 30, 2002 there were no asserted claims against the Company which, in the opinion of management, if adversely decided would have a materially adverse effect on the Company’s financial position, results of operations, and cash flows.

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

         Our core business strategy is to combine our strong foundation in science and technology with state-of-the-art manufacturing and clinical development capabilities to build a successful, integrated biopharmaceutical company. Our efforts have yielded a diverse and growing pipeline of product candidates that have the potential to address a variety of unmet medical needs. Our ability to develop product candidates results from the application of our technology platforms, which are designed to discover specific genes of therapeutic interest for a particular disease or cell type. We will continue to invest in the development of enabling technologies to assist in our efforts to identify, develop, and commercialize new product candidates.

         A key aspect of our strategy is to retain significant ownership and commercialization rights to our pipeline. Below is a summary of our leading clinical and preclinical research programs. We retain sole ownership and marketing rights for each of these programs and currently are developing them independent of any corporate partners.

•	AXOKINE®: Acts on the brain region regulating food intake and energy expenditure and is being developed for the treatment of obesity. In November 2000, we announced the preliminary results of a twelve-week Phase II dose-ranging trial of AXOKINE in 170 severely obese patients. In the trial, AXOKINE was generally well tolerated and patients treated with AXOKINE showed medically meaningful and statistically significant weight loss compared to those receiving placebo. In September 2001, we reported that patients who completed 36 weeks of follow-up after cessation of AXOKINE treatment, on average, maintained the weight loss observed in the twelve-week treatment period. In July 2001, we initiated a Phase III clinical program of AXOKINE in overweight and obese patients. In January 2002, we announced that we had completed enrollment for a pivotal trial that includes approximately 2,000 patients in 65 sites across the United States. In July 2002, we announced that we had completed enrollment for two additional trials, that each include approximately 300 patients, to study maintenance of weight loss following short-term treatment regimens with AXOKINE. In June 2002, we announced the initiation of a clinical trial to assess the safety and efficacy of AXOKINE in overweight and obese individuals with type 2 diabetes mellitus.

•	PEGYLATED AXOKINE: Chemically modified version of AXOKINE that is being developed as a potentially longer-acting form of the protein. In June 2002, we initiated a Phase I clinical trial to assess the safety and pharmacokinetics of pegylated AXOKINE in obese individuals.

•	INTERLEUKIN-1 CYTOKINE TRAP (IL1 Trap): Protein-based drug candidate designed to bind the interleukin-1 (called IL1) cytokine and prevent its interaction with cell surface receptors. IL1 is thought to play a major role in rheumatoid arthritis and other inflammatory diseases. In December 2000, we initiated a Phase I study to assess the safety and tolerability of the IL1 Trap in patients with rheumatoid arthritis. In January 2002, we reported positive preliminary results from the trial. Patients treated with the IL1 Trap experienced dose-dependent improvements in tender and swollen joints and CRP (C-Reactive Protein) levels, as well as the composite ACR (American College of Rheumatology) measure of disease activity. In July 2002, we announced the initiation of a dose-ranging Phase II trial, that will involve approximately 200 participants, to study the safety and efficacy of the IL1 Trap in patients with rheumatoid arthritis.

•	INTERLEUKIN-4/INTERLEUKIN-13 CYTOKINE TRAP (IL4/IL13 Trap): Protein-based drug candidate designed to bind the interleukin-4 and interleukin-13 (called IL4 and IL13) cytokines and prevent their interaction with cell surface receptors. IL4 and IL13 are thought to play a major role in diseases such as asthma, allergic disorders, and other inflammatory diseases. In July 2002, we announced that we had submitted an Investigational New Drug (IND) application to the U.S. Food and Drug Administration (FDA) to initiate a clinical trial development program for a dual IL4/IL13 Trap in adult patients with asthma.

•	VEGF TRAP: Protein-based drug candidate designed to bind Vascular Endothelial Growth Factor (called VEGF, also known as Vascular Permeability Factor or VPF) and prevent its interaction with cell surface receptors. VEGF is required for the growth of blood vessels that are needed for tumors to grow and is a potent regulator of vascular permeability and leak. In 2001, we initiated a Phase I clinical trial designed to assess the safety and tolerability of VEGF Trap in patients with solid tumor malignancies and patients with non-Hodgkin’s lymphoma.

•	ANGIOPOIETINS: A new family of growth factors that act specifically on the endothelium cells that line blood vessels. Angiopoietins may be useful for growing blood vessels in diseased hearts and other tissues with decreased blood flow and for repairing blood vessel leaks that cause swelling and edema in many different diseases such as stroke, diabetic retinopathy, and inflammatory diseases. We have an active preclinical research program covering this family of growth factors.

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

Discussion of Second Quarter 2002 Activities

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

         During the second quarter of 2002, we initiated three additional studies in the AXOKINE Phase III program. Two of the studies, which were fully enrolled in July 2002 and are running concurrently, each involve approximately 300 patients. The randomized, double-blind short-term treatment studies will assess the safety and efficacy of AXOKINE compared with placebo in two different dosing periods, and are being conducted at approximately 20 sites within the United States. Participants in the first study are being given AXOKINE or placebo for 6 months and will then be observed for another 6 months off-treatment. The companion study is treating subjects with AXOKINE or placebo for 3 months and will observe them for an additional 9 months off-treatment. The primary end-point of these studies is weight loss at the end of 12 months. At the end of the initial 12-month treatment and observation periods of the two studies, participants will receive an additional 6 months of treatment of which 3 months is on AXOKINE and 3 months on placebo. A follow-up evaluation will be made to assess the safety and weight-loss effects of re-treatment with AXOKINE.

         The third study, initiated in June 2002, will assess the safety and efficacy of AXOKINE in overweight and obese individuals with type 2 diabetes mellitus. In this double-blind, placebo-controlled study, participants will be randomized into three treatment groups and given placebo or one of two AXOKINE doses (0.5 or 1.0 mcg/kg/day) for 12 weeks. At the end of the initial phase, participants, in two separate dose groups, will receive AXOKINE for a 12-week extension period. This study will involve approximately 180 overweight and obese subjects with type 2 diabetes and be conducted at approximately 12 sites within the United States. The trial will measure weight loss and explore the short-term effects of weight loss with AXOKINE on blood levels of insulin, glucose, and other glycemic parameters.

         As part of the overall Phase III program, Regeneron plans to conduct additional confirmatory and ancillary studies of AXOKINE in obese and obese diabetic patients. These studies will vary in duration and size and are planned to be completed within a similar time frame as the initial pivotal study described above. The Phase III program is expected to enroll over 4,000 subjects in total.

         In June 2002, we initiated a Phase I clinical trial to assess the safety and pharmacokinetics of the Company’s pegylated version of AXOKINE (PegAXOKINE) for the treatment of obesity. We developed this chemically modified version of AXOKINE to remain in the bloodstream longer. The PegAXOKINE Phase I trial is a placebo-controlled, double-blind, single-dose, dose-escalation study.

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

         In July 2002, we announced the initiation of a dose-ranging Phase II trial to study the safety and efficacy of the IL1 Trap in patients with rheumatoid arthritis. The trial is a randomized, placebo-controlled, double-blind study in patients who have had an inadequate response to at least one disease-modifying anti-rheumatic medicine. The study will involve approximately 200 participants, who will be randomized equally into placebo or one of three fixed-dose groups (25, 50, or 100 milligrams) to receive self-administered, weekly subcutaneous injections. The double-blind treatment period will be

12 weeks, and participants will also be evaluated for 10 weeks following treatment. The American College of Rheumatology (ACR20) criteria for improvement in rheumatoid arthritis as a function of IL1 Trap dose will be the primary end-point.

         In July 2002, we entered into an agreement with Amgen and Immunex Corporation for a non-exclusive license to certain intellectual property rights which may be used in the development and commercialization of the IL1 Trap. Amgen and Immunex agreed to grant the license as part of a consent agreement with the United States Federal Trade Commission in connection with Amgen’s acquisition of Immunex. This agreement followed licensing arrangements with ZymoGenetics, Inc. and Tularik Inc., under which we obtained non-exclusive rights to patents for potential use in the IL1 Trap program. We will be required to make royalty payments under these three license agreements on any future sales of the IL1 Trap.

         In July 2002, we announced that we had submitted an IND application to the FDA to initiate a clinical trial development program for a dual IL4/IL13 Trap in adult patients with asthma. The proposed Phase I study is designed to evaluate the safety and tolerability of increasing doses of the IL4/IL13 Trap in adult patients with mild to moderate asthma.

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

         A minority of all research and development programs ultimately results in commercially successful pharmaceutical drugs; it is not possible to predict whether any program will succeed until it actually produces a medicine that is commercially marketed for a significant period of time. In addition, in each of the areas of our independent and collaborative activities, other companies and entities are actively pursuing competitive paths toward similar objectives. The results of Regeneron’s and its collaborators’ past activities in connection with the research and development of AXOKINE, Cytokine Traps, Angiopoietins, cancer, abnormal bone growth, muscle atrophy, small molecules, and other programs or areas of research or development do not necessarily predict the results or success of current or future activities including, but not limited to, any additional preclinical or clinical studies. We cannot predict whether, when, or under what conditions any of our research or product candidates, including without limitation AXOKINE, Pegylated AXOKINE, IL1 Trap, or VEGF Trap, will be shown to be safe or effective to treat any human condition or be approved for marketing by any regulatory agency. The delay or failure of current or future studies to demonstrate the safety or efficacy of product candidates to treat human conditions or to be approved for marketing could have a material adverse impact on us. We discuss the risks associated with pharmaceutical drug development in the section of this report titled “Factors That May Affect Future Operating Results.”

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

         From inception on January 8, 1988 through June 30, 2002, we had a cumulative loss of $355.6 million. In the absence of revenues from the commercialization of our product candidates or other sources, the amount, timing, nature, or source of which cannot be predicted, our losses will continue as we conduct our research and development activities. Our activities may expand over time and may require additional resources and we expect our operating losses to be substantial over at least the next several years. Our losses may fluctuate from quarter to quarter and will depend, among other factors, on the timing of certain expenses and on the progress of our research and development efforts.

Results of Operations

         Three months ended June 30, 2002 and 2001. Our total revenue decreased to $5.6 million for the second quarter of 2002 from $5.8 million for the same period in 2001. Contract research and development revenue decreased to $2.7 million for the second quarter of 2002 from $3.1 million for the same period in 2001, due to the completion of studies conducted on behalf of Amgen-Regeneron Partners. Contract manufacturing revenue increased to $2.8 million in the second quarter of 2002 from $2.7 million for the same period in 2001. Contract manufacturing revenue relates primarily to our long-term agreement with Merck & Co., Inc. to manufacture a vaccine intermediate at our Rensselaer, New York facility. Although we shipped similar quantities of product to Merck in the two quarters, the revenue increase in 2002 resulted primarily from higher rates of reimbursement.

         Our total operating expenses increased to $35.5 million in the second quarter of 2002 from $23.9 million for the same period in 2001. Research and development expenses increased to $30.7 million in the second quarter of 2002 from $19.6 million for the comparable period in 2001, due primarily to higher costs associated with our increase in clinical program activity, especially related to our Phase III clinical program for AXOKINE, which we initiated in July 2001. In addition, research and development expenses increased as a result of higher staffing in support of our increased clinical program activity and expanded research programs and the technology platforms supporting that research. Research and development expenses were 86% of total operating expenses in the second quarter of 2002, compared to 82% for the same period in 2001. Contract manufacturing expenses related to our long-term agreement with Merck were $1.9 million for both the second quarter of 2002 and 2001. General and administrative expenses increased to $3.0 million in the second quarter of 2002 from $2.4 million for the same period of 2001, due primarily to higher administrative staffing to support the growth of the company, higher fees paid to outside service providers, and higher patent and legal expenses related to the protection and expansion of our intellectual property portfolio.

         Investment income decreased to $2.6 million in the second quarter of 2002 from $3.5 million for the same period of 2001, due to lower effective interest rates on investment securities in 2002 compared to 2001. We earned approximately $1,000 from Amgen-Regeneron Partners for the second quarter of 2002 compared to a loss of $0.2 million for the same period in 2001. The partnership’s second quarter 2002 net income is attributable to the receipt of miscellaneous vendor credits related to completed clinical trials. The partnership is not currently conducting any clinical studies. Interest expense increased $3.0 million in the second quarter of 2002 compared to the same period in 2001, due to interest incurred on the $200.0 million aggregate principal amount of convertible senior subordinated notes issued in October 2001. These notes bear interest at 5.5% per annum, payable semi-annually.

         Our net loss for the second quarter of 2002 was $30.4 million, or $0.69 per share (basic and diluted), compared to a net loss of $14.8 million, or $0.34 per share (basic and diluted), for the same period in 2001.

         Six months ended June 30, 2002 and 2001. Our total revenue decreased to $10.5 million for the six months ended June 30, 2002 from $12.1 million for the same period in 2001. Contract research and development revenue decreased to $5.4 million for the six months ended June 30, 2002 from $6.5 million for the same period in 2001, due to the substantial completion of studies conducted on behalf of Amgen-Regeneron Partners. Contract manufacturing revenue, related primarily to our long-term agreement with Merck, decreased to $5.1 million in the first half of 2002 from $5.6 million for the same period in 2001, because we shipped less product to Merck. Quantities of product that we manufactured for Merck in the first half of 2002 will not be shipped until later this year. Contract manufacturing revenue and the related manufacturing expense are recognized as product is accepted and shipped.

         Our total operating expenses increased to $65.7 million for the six months ended June 30, 2002 from $44.9 million for the same period in 2001. Research and development expenses increased to $56.2 million in the first six months of 2002 from $36.4 million for the comparable period in 2001, due primarily to higher costs associated with our increase in clinical program activity, especially related to our Phase III clinical program for AXOKINE, which we initiated in July 2001. In addition, research and development expenses increased as a result of higher staffing in support of our increased clinical program activity and expanded research programs and the technology platforms supporting that research. Research and development expenses were 86% of total operating expenses for the first six months of 2002, compared to 81% for the same period in 2001. Contract manufacturing expenses related to our long-term agreement with Merck decreased to $3.1 million for the six months ended June 30, 2002 from $4.1 million for the same period in 2001, primarily due to the above-described decrease in shipments of product to Merck and higher manufacturing costs in the first quarter of

2001. General and administrative expenses increased to $6.4 million in the first six months of 2002 from $4.4 million for the same period of 2001, due primarily to higher administrative staffing to support the growth of the company, higher fees paid to outside service providers, and higher patent and legal expenses related to the protection and expansion of our intellectual property portfolio.

         Investment income decreased to $5.3 million for the six months ended June 30, 2002 from $6.3 million for the same period of 2001, due to lower effective interest rates on investment securities in 2002 compared to 2001. The loss in Amgen-Regeneron Partners decreased to approximately $1,000 in the first six months of 2002 compared to $1.3 million for the same period in 2001, due to the substantial completion of studies conducted on behalf of the partnership. Interest expense increased by $6.0 million for the first six months of 2002 compared to the same period in 2001, due to interest incurred on the $200.0 million aggregate principal amount of convertible senior subordinated notes issued in October 2001. These notes bear interest at 5.5% per annum, payable semi-annually.

         Our net loss for the six months ended June 30, 2002 was $55.9 million, or $1.27 per share (basic and diluted), compared to a net loss of $27.9 million, or $0.69 per share (basic and diluted), for the same period in 2001.

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

         We are compensated by Amgen-Regeneron Partners for services we render on behalf of the partnership, and we recognize these amounts as revenue. We and Amgen fund Amgen-Regeneron Partners through capital contributions. If there are any further development costs of the partnership, we would expect to fund 50% of those costs in order to maintain equal ownership and equal sharing of the profits or losses of the partnership. Our aggregate capital contribution to Amgen-Regeneron Partners from the partnership’s inception in June 1993 through June 30, 2002 was $57.9 million. We do not expect to make capital contributions to the partnership in 2002 since there are currently no ongoing development activities. Additional contributions may be required, if, among other things, Amgen-Regeneron Partners initiates any new development activities.

         At June 30, 2002, we had $374.0 million in cash, cash equivalents, marketable securities, and restricted marketable securities. We have no off-balance sheet arrangements and do not guarantee the obligations of any other entity. As of June 30, 2002, we had no established banking arrangements through which we could obtain short-term financing or a line of credit. We may seek additional funding through, among other things, future collaboration agreements and public or private financing. We cannot assure you that additional financing will be available to us or, if available, that it will be available on acceptable terms.

         Our additions to property, plant, and equipment totaled $12.3 million and $4.0 million for the first six months of 2002 and 2001, respectively. During March 2002, we entered into a new sublease for additional space at our Tarrytown, New York location, which expires in December 2005. During July 2002, we entered into a new lease for manufacturing and warehouse space adjacent to our Rensselaer, New York facility, which expires in July 2007 and contains renewal options to extend the lease for two additional five-year terms. During August 2002, we leased additional space at our Tarrytown location, with a term that expires in December 2006 and a renewal option to extend for an additional three-year period. Our base rent will increase by $1.6 million per year for these additional premises in Tarrytown and Rensselaer, New York, excluding costs for utilities, real estate taxes, and operating expenses.

         We expect to incur substantial funding requirements for, among other things, research and development activities (including preclinical and clinical testing), expansion and validation of manufacturing facilities, and the acquisition of equipment. We anticipate that expenses for research and development will increase in 2002 by 30% or more over 2001 amounts. We currently anticipate that for the remainder of 2002, approximately 50-70% of our expenditures will be directed toward the preclinical and clinical development of product candidates, including AXOKINE, PegAXOKINE, IL1 Trap, IL4/13 Trap, VEGF Trap, and the angiopoietins; approximately 10-20% will be invested in expansion of our manufacturing facilities; approximately 10-30% will cover our basic research activities; approximately 5-15% will be directed toward the continued development of our novel technology platforms, including potential efforts to commercialize these technologies; and the remainder of our expenditures will be for general corporate purposes, including administrative expenses and working capital. During the remainder of 2002, we expect to lease additional space in our Tarrytown, New York location and incur approximately $35 million in capital expenditures for our expanded manufacturing and research and development activities.

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

         Other parties could allege to have blocking patents covering any of our product candidates in clinical and/or pre-clinical development. For example, we are aware of certain United States and foreign patents held by third parties relating to particular IL4 and IL13 receptors.

         We seek to obtain licenses to patents when, in our judgment, such licenses are needed. If any licenses are required, we may not be able to obtain such licenses on commercially reasonable terms, if at all. The failure to obtain any such license could prevent us from developing or commercializing one or more of our product candidates, which could severely harm our business.

         Defense and enforcement of our intellectual property rights can be expensive and time consuming, even if the outcome is favorable to us. It is possible that patents issued or licensed to us will be successfully challenged, that a court may find that we are infringing validly issued patents of third parties, or that we may have to alter or discontinue the development of our products or pay license fees or royalties to take into account patent rights of third parties.

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

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

         On June 14, 2002, we conducted our Annual Meeting of Shareholders pursuant to due notice. A quorum being present either in person or by proxy, the shareholders voted on the following matters:

         1.     To elect three Directors to hold office for a three-year term as Class II directors, and until their successors are duly elected and qualified.

         2.     To approve the selection of PricewaterhouseCoopers LLP as independent accountants for our fiscal year ending December 31, 2002.

         3.     To approve the amendments to the Company’s 2000 Long-Term Incentive Plan to increase the maximum number of shares of common stock reserved for issuance under the plan by 5,000,000 shares plus unissued shares previously approved by shareholders for issuance under the Company’s expired 1990 Long-Term Incentive Plan.

         No other matters were voted on. The number of votes cast was:

			Withheld
		For	Authority

1.	Election of Class II Directors
	Alfred G. Gilman, M.D., Ph.D	61,581,344	258,014

	Joseph L. Goldstein, M.D	61,653,074	186,284

	P. Roy Vagelos, M.D	61,653,074	186,284

         The terms of office of Leonard S. Schleifer, M.D., Ph.D., Eric M. Shooter, Ph.D., George L. Sing, Charles A. Baker, Michael S. Brown, M.D., and George D. Yancopoulos, M.D., Ph.D. continued after the meeting.

		For	Against	Abstain

2.	Approval of accountants	61,508,742	323,203	16,413

3.	Approval of amendments to 2000 Long-Term Incentive Plan	37,358,244	9,557,856	36,638

Item 6. Exhibits and Reports On Form 8-K

(a)	Exhibits

10.22*	-	Focused Collaboration Agreement, dated as of December 31, 2000, by and between the Company and The Procter & Gamble Company.

10.23*	-	IL1 License Agreement, dated June 26, 2002, by and among the Company, Immunex Corporation, and Amgen Inc.

99.1	-	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of this document have been omitted and filed separately with the Commission pursuant to requests for confidential treatment pursuant to Rule 24b-2.

(b)	Reports

Form 8-K, filed July 8, 2002: On July 8, 2002, we issued a press release announcing that we entered into an agreement with Amgen Inc. and Immunex Corporation for a non-exclusive license to certain intellectual property rights which may be used in the development and commercialization of the Interleukin-1 (IL1) Trap.

Form 8-K, filed July 11, 2002: On July 11, 2002, we reported that Leonard S. Schleifer, M.D., Ph.D., President and Chief Executive Officer of Regeneron, entered into a trading plan complying with SEC Rule 10b5-1 and our insider trading policy.

Form 8-K, filed July 25, 2002: On July 24, 2002, we issued a press release announcing that we had initiated a dose-ranging Phase II trial to study the safety and efficacy of the Interleukin-1 (IL1) Trap in patients with rheumatoid arthritis. On July 25, 2002, we issued a press release announcing that we had completed enrollment for two studies within our Phase III clinical development program of AXOKINE for the treatment of obesity. These two trials are designed to study maintenance of weight loss following short-term treatment regimens with AXOKINE.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Regeneron Pharmaceuticals, Inc.

Date: August 13, 2002	By:	-s- Murray A. Goldberg

Murray A. Goldberg Senior Vice President, Finance & Administration, Chief Financial Officer, Treasurer, and Assistant Secretary