Form 10-K
period 2002-12-31
REGENERON PHARMACEUTICALS INC
filed 2003-03-31
CIK 872589

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-19034

REGENERON PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

New York	13-3444607
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No )
777 Old Saw Mill River Road, Tarrytown, New York (Address of principal executive offices)	10591-6707 (Zip code)

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐

      The aggregate market value of voting stock held by non-affiliates of the registrant as of June 28, 2002, was $483,449,000.

      Indicate the number of shares outstanding of each of Registrant’s classes of common stock as of March 14, 2003:

Class of Common Stock	Number of Shares

Class A Stock, $.001 par value	2,486,181
Common Stock, $.001 par value	42,017,103

DOCUMENTS INCORPORATED BY REFERENCE:

      The Registrant’s definitive proxy statement to be filed in connection with solicitation of proxies for its Annual Meeting of Shareholders to be held on June 13, 2003, is incorporated by reference into Parts II and III of this Form 10-K, where indicated. Exhibit index is located on pages 30 to 32 of this filing.

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

General

      Regeneron Pharmaceuticals, Inc. is a biopharmaceutical company that discovers, develops, and intends to commercialize pharmaceutical products for the treatment of serious medical conditions. Our product pipeline includes product candidates for the treatment of obesity, rheumatoid arthritis and other inflammatory conditions, cancer and related disorders, allergies, asthma, and other diseases and disorders. Developing and commercializing new medicines entails risk and significant expense. Since inception we have not generated any sales or profits from the commercialization of any of our product candidates.

      Our core business strategy is to combine our strong foundation in basic scientific research and discovery-enabling technology with our manufacturing and clinical development capabilities to build a successful, integrated biopharmaceutical company. Our efforts have yielded a diverse and growing pipeline of product candidates that have the potential to address a variety of unmet medical needs. We believe that our ability to develop product candidates is enhanced by the application of our technology platforms, which are designed to discover specific genes of therapeutic interest for a particular disease or cell type and validate targets through high-throughput production of mammalian models in which a specific gene is removed (referred to as “knock-out”) or is overproduced (referred to as “transgenic”). We will continue to invest in the development of enabling technologies to assist in our efforts to identify, develop, and commercialize new product candidates.

      Below is a summary of our leading clinical and preclinical research programs. We currently retain sole ownership and marketing rights for each of these programs, and we are developing them independent of any corporate partners except for the IL-1 Trap, as described in the Recent Developments section.

•	AXOKINE®: Acts on the brain region regulating food intake and energy expenditure and is being developed for the treatment of obesity. In July 2001, we initiated a Phase III clinical program of AXOKINE in overweight and obese subjects. We began enrolling subjects in the initial pivotal trial in September 2001 and in January 2002 completed enrollment of approximately 2,000 subjects in 65 sites across the United States. This pivotal trial included a 12-month treatment period, which the Company announced was completed in January 2003, in which subjects received daily subcutaneous self-injections of placebo or AXOKINE. As described in the Recent Developments section, we reported data from the 12-month treatment period of the AXOKINE pivotal trial on March 31, 2003. The treatment period is being followed by a twelve-month open-label extension phase, during which all study subjects receive AXOKINE. As of December 31, 2002, the average treatment period for people in this pivotal trial was 14 months.

In June 2002, we announced the initiation of a clinical trial to assess the safety and efficacy of AXOKINE in overweight and obese individuals with type 2 diabetes mellitus. In July 2002, we announced that we had completed enrollment for two additional trials, each of which includes approximately 300 subjects, that are designed to evaluate the safety of intermittent treatment with AXOKINE and to study maintenance of weight loss following short-term treatment regimens. The

Company announced in January 2003 that AXOKINE has received fast track designation from the United States Food and Drug Administration, or FDA, for the treatment of severely obese people who are unresponsive to, intolerant of, or unsuitable candidates for certain FDA-approved medicines for the long-term treatment of obesity.

•	INTERLEUKIN-1 CYTOKINE TRAP (IL-1 Trap): Protein-based product candidate designed to bind the Interleukin-1 (called IL-1) cytokine and prevent its interaction with cell surface receptors. IL-1 is thought to play a major role in rheumatoid arthritis and other inflammatory diseases. In July 2002, we announced the initiation of a dose-ranging Phase II trial that will involve approximately 200 participants to study the safety and efficacy of the IL-1 Trap in people with rheumatoid arthritis. Subjects in the study will receive, in a double-blind manner, either placebo or one of three different dose levels of the IL-1 Trap. The results from this trial are expected to be available mid-year 2003.

•	VEGF TRAP: Protein-based therapeutic candidate designed to bind Vascular Endothelial Growth Factor (called VEGF, also known as Vascular Permeability Factor or VPF) and prevent its interaction with cell surface receptors. VEGF is required for the growth of blood vessels that are needed for tumors to grow and is a potent regulator of vascular permeability and leak. In 2001, we initiated a dose-escalation Phase I clinical trial designed to assess the safety and tolerability of VEGF Trap in subjects with solid tumor malignancies and/or non-Hodgkin’s lymphoma. This trial currently is in progress and is expected to end in 2003.

•	INTERLEUKIN-4/ INTERLEUKIN-13 CYTOKINE TRAP (IL-4/13 Trap): Protein-based product candidate designed to bind the interleukin-4 and interleukin-13 (called IL-4 and IL-13) cytokines and prevent their interaction with cell surface receptors. IL-4 and IL-13 are thought to play a major role in diseases such as asthma, allergic disorders, and other inflammatory diseases. In October 2002, we initiated a Phase I trial for the IL-4/13 Trap in adult subjects with mild to moderate asthma. This trial is a placebo-controlled, double-blind, dose escalation study to assess the safety and tolerability of the molecule.

•	PEGYLATED AXOKINE: Chemically modified version of AXOKINE that is being evaluated for its potential to remain in the bloodstream longer than unmodified AXOKINE in obese subjects. Preliminary results of a Phase I trial demonstrated a long pharmacokinetic half-life, potentially compatible with once-per-week dosing regimens. In its current form, the molecule is not optimally absorbed into the blood stream and has caused unacceptable injection site reactions. We are currently working to develop an improved form of PegAXOKINE.

•	ANGIOPOIETINS: A new family of growth factors that act specifically on the endothelium cells that line blood vessels. Angiopoietins may be useful for growing blood vessels in diseased hearts and other tissues with decreased blood flow and for repairing blood vessel leaks that cause swelling and edema in many different diseases such as stroke, diabetic retinopathy, and inflammatory diseases. We have an active preclinical research program covering this family of growth factors. We have not yet selected a specific molecule to advance into clinical development or a specific indication for such development.

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

Recent Developments

Result of Phase III Obesity Study

      On March 31, 2003, Regeneron announced preliminary results of its initial double-blind, placebo-controlled Phase III study evaluating AXOKINE in obese and overweight subjects. The study included 1467 AXOKINE treated subjects, who received daily subcutaneous injections of AXOKINE at a dose of 1.0 microgram per kilogram, and 501 subjects who received placebo. After twelve months, the preliminary findings from the study were as follows:

•	AXOKINE treatment, when compared to placebo, achieved statistical significance with regard to both primary endpoints of the study:

•	An increased proportion of AXOKINE-treated patients lost at least 5% of their initial body weight compared to placebo-treated patients (25.1% vs. 17.6%, p<.001)

•	Participants receiving AXOKINE experienced a greater average weight loss than those receiving placebo (6.2 lbs vs. 2.6 lbs, p<.001)

•	AXOKINE treatment achieved statistically significant results in two of the three secondary endpoints, such as proportion of subjects losing at least 10% of their initial body weight (11.3% vs. 4.2%, p <.001)

•	AXOKINE treatment was generally well-tolerated. Adverse events were generally characterized as mild to moderate and no pattern of serious or severe adverse events emerged. The most notable adverse effects as compared to placebo were injection site reactions, nausea and cough, which were largely characterized as mild

•	AXOKINE associated weight loss was limited by the development of antibodies beginning after about three months of AXOKINE treatment. However, more than 30% of the total 1467 subjects treated with AXOKINE did not develop antibodies by the end of one year

•	In comparison with placebo subjects who completed one year of treatment, AXOKINE-treated participants who completed one year without developing antibodies:

•	Achieved greater average weight loss (12.6 lbs vs. 4.5 lbs, p<.001)

•	Resulted in a higher proportion of subjects who lost at least 5% of initial body weight (46% vs. 24%, p<.001)

•	Resulted in a higher proportion of subjects who lost at least 10% of initial body weight (24% vs. 6.6%, p<.001)

•	Included more than 50% who were early responders (i.e., those who lost at least 4 lbs in the first month of treatment), and who experienced average weight loss of 19.4 lbs

•	Greater than 5% weight loss in both the AXOKINE-treated and placebo populations was associated with expected trends in improvements in obesity-related parameters such as blood pressure, blood glucose and lipids

      The reference to “p” value (relative to placebo) means the probability of being wrong when asserting that a true difference exists between the results for the patient group in question and the placebo group. For example, a p-value of less than 0.001 indicates that there is a less than one in one thousand chance that the mean weight loss observed in the group treated with drug and the mean weight loss observed in the group treated with placebo are the same.

      Although the results of this Phase III study were statistically significant, the average weight loss for the entire AXOKINE-treated population was small. AXOKINE associated weight loss was limited by the development of antibodies beginning after about 3 months of treatment, as noted above. We intend to finish the analysis of our recently concluded study in obese individuals with type II diabetes and complete our on-going AXOKINE short-term treatment studies and to evaluate the resulting data at that time.

Trial Design

      The double-blind, randomized, placebo-controlled trial included 501 placebo-treated and 1467 AXOKINE-treated participants from 65 study sites across the United States. The average baseline for all participants was approximately 235 lbs. For 12 months, subjects received daily subcutaneous injections of either placebo or AXOKINE at a dose of 1.0 microgram per kilogram of body weight. To be included in the study, participants could not have diabetes, and had to have a body mass index (BMI) of 30 to 55 without obesity-related risk factors, or 27 to 55 if they had obesity-related risk factors such as high blood pressure or high blood lipids.

      BMI is calculated as the weight of an individual in kilograms divided by the square of their height in meters. Normal weight is designated by BMIs of 18.5-24.9, overweight by BMIs of 25-29.9 and obesity by BMIs of 30 and above.

      The 12-month treatment period is being followed by a 12-month open-label safety extension phase during which all participants receive AXOKINE and are further monitored for side effects.

      The preliminary data from the study are summarized below. The Intent-to-Treat Analysis includes all randomized subjects whether or not they completed the full twelve months of treatment. The Completer Analysis includes only those subjects who completed the full twelve months of treatment. In the tables below, “n” refers to the number of patients in each patient group.

Comparison of Placebo versus Total AXOKINE-Treated Participants:

      Average Weight Loss vs. Baseline:

	Placebo	AXOKINE	p-value

Intent-to-Treat Analysis	2.6 lbs n=501	6.2 lbs n=1467	<.001
Completer Analysis	4.5 lbs n= 304 (61%)	7.9 lbs n= 979 (67%)	<.001

      Percentage of Patients Losing at Least 5% of Body Weight (i.e., > • 12 lbs on average):

	Placebo	AXOKINE	p-value

Intent-to-Treat Analysis	17.6% n=88/501	25.1% n=368/1467	<.001
Completer Analysis	24.0% n=73/304	32.4% n=317/979	=.005

      Percentage of Patients Losing at Least 10% of Body Weight (i.e., > • 24 lbs on average):

	Placebo	AXOKINE	p-value

Intent-to-Treat Analysis	4.2% n=21/501	11.3% n=166/1467	<.001
Completer Analysis	6.6% n=20/304	15.5% n=152/979	<.001

Comparison of Participants Completing One-Year of Treatment:

Placebo-Treated (Pbo) vs. AXOKINE-Treated Who Developed Antibodies (Ab-Pos)
and AXOKINE-Treated Who Did Not Develop Antibodies (Ab-Neg)

      Average Weight Loss vs. Baseline:

	AXOKINE	AXOKINE
Placebo	(Ab-Pos)	(Ab-Neg)	p-value
n=304	n=720	n=259	(Ab-Neg vs. Pbo)

4.5 lbs	6.4 lbs	12.6 lbs	<.001

      Average Weight Loss in Early Responders (Participants who lost at least 4 lbs in the first month):

	AXOKINE	AXOKINE
Placebo	(Ab-Pos)	(Ab-Neg)	p-value
n=94	n=383	n=135	(Ab-Neg vs. Pbo)

12.2 lbs	10.6 lbs	19.4 lbs	<.001

      Percentage of Patients Losing at Least 5% of Body Weight (i.e. > approximately 12 lbs on average):

	AXOKINE	AXOKINE	p-value
Placebo	(Ab-Pos)	(Ab-Neg)	(Ab-Neg vs. Pbo)

24.0% n=73/304	27.4% n=197/720	46.3% n=120/259	<.001

      Percentage of Patients Losing at Least 10% of Body Weight (i.e., > approximately 24 lbs on average):

	AXOKINE	AXOKINE	p-value
Placebo	(Ab-Pos)	(Ab-Neg)	(Ab-Neg vs. Pbo)

6.6% n=20/304	12.5 % n=90/720	23.9% n=62/259	<.001

IL-1 Trap Collaboration, License and Option Agreement

      On March 28, 2003, we entered into a Collaboration, License and Option Agreement with Novartis Pharma AG to develop and commercialize the IL-1 Trap in rheumatoid arthritis and other indications throughout the world with the exception of Japan, where product rights remain with Regeneron. We and Novartis will share equally in all profits from future sales of the IL-1 Trap in North America and Europe. In other markets, Novartis will be entitled to receive 75 percent of the profits and we will be entitled to 25 percent of the profits. We may co-promote the IL-1 Trap in all territories under the agreement.

      Novartis also purchased $48.0 million of newly issued Regeneron common stock. The exact number of shares will be determined based on the average closing price of the common stock for the 20 consecutive trading days ending May 9, 2003. In addition, Novartis made an up-front payment to us of $27.0 million for our future development activities in the United States in support of the IL-1 Trap. Regeneron may receive up to $275.0 million in milestone payments upon the receipt of regulatory approvals and achieving certain product revenues targets. The agreement provides Novartis with the right of early termination with specified advance notice.

      Development expenses incurred during 2003 will be shared equally by the companies. Our portion will be financed by a loan from Novartis that will be forgiven, together with accrued interest, should certain pre-clinical and clinical milestones be reached and is otherwise payable on July 1, 2004. After 2003, Novartis will be responsible for any additional pre-Phase III development expenses. Phase III development expenses and pre-launch expenses in North America and Europe will be shared equally by the companies. Novartis will provide an interest bearing loan to finance our share of these expenses as well. The loan and accrued interest are repayable in full five years after the initial product launch of the IL-1 Trap or five years after termination of Novartis’ rights to the IL-1 Trap under the agreement, whichever occurs first.

      Novartis will be responsible for providing commercial scale manufacturing capacity for the IL-1 Trap. Regeneron will continue to manufacture clinical supplies of the IL-1 Trap at its plant in Rensselaer, New

York. Under the agreement, each company also has the right to elect to collaborate on the development and commercialization of other pre-clinical/early development IL-1 antagonists that we and Novartis currently are developing independently.

Our Independent Programs

      The following table lists the programs and product candidates for which we retain sole ownership and marketing rights except for the IL-1 Trap, as described in the Recent Developments section.

Program and Product Candidate	Targeted Indication	Stage

AXOKINE®	Obesity	Clinical
Pegylated AXOKINE	Obesity	Preclinical
IL-1 Trap	Rheumatoid arthritis	Clinical
VEGF Trap	Cancer and related conditions	Clinical
IL-4/13 Trap	Asthma and allergic disorders	Clinical
Traps for IL-2, IL-3, IL-4, IL-5, IL-6, IL-15, gamma-interferon, TGF-beta and others	Multiple diseases	Research
Angiopoietin-1	Vascular leak and edema	Research
Ephrins, Angiopoietin-2	Cancer and ischemia	Research
Regeneron Orphan Receptors (RORs)	Osteoarthritis and other cartilage diseases	Research

      AXOKINE. We are developing AXOKINE for the treatment of obesity. AXOKINE is our patented molecule, which is a genetically re-engineered form of ciliary neurotrophic factor, called CNTF.

      Obesity is a major health problem in all developed countries. The prevalence of obesity in the United States has increased substantially during the past decade. A 1999 Congressional Report funded by the National Institutes of Health confirmed that obesity significantly increases a number of health risks, including Type 2 diabetes. Obesity-related conditions, such as stroke and myocardial infarct are estimated to contribute to about 300,000 deaths yearly, ranking second only to smoking as a cause of preventable death. Several studies published in 2002 demonstrate that even modest levels of weight loss, when maintained over an extended period of time, can significantly reduce the risk of developing Type 2 diabetes. Health care expenditures for obesity-related conditions now total over $200 billion a year in the United States. Current treatment of obesity consists of diet, exercise, and other lifestyle changes, and a limited number of medicines. There are several approved medicines currently indicated for the treatment of obesity, including sibutramine (Meridia®, a registered trademark of Abbott Laboratories) and orlistat (Xenical®, a registered trademark of Hoffmann-LaRoche, Inc.).

      In July 2001, we initiated a Phase III clinical program of AXOKINE in overweight and obese subjects. We announced in January 2002 that this pivotal trial was fully enrolled with approximately 2,000 subjects at 65 sites across the United States. This trial is a double-blind, randomized, placebo-controlled study. It had a 12-month treatment period, which was completed in January 2003, in which subjects received daily subcutaneous self-injections of placebo or AXOKINE at a dose of 1.0 microgram (mcg) per kilogram (kg) of body weight. The treatment period is being followed by a 12-month open-label safety extension phase, during which all subjects receive AXOKINE. Endpoints of the study are based on changes in body weight versus baseline during the treatment period. As of December 31, 2002, the average treatment period for people in this trial was 14 months.

      In addition to the pivotal trial described above, the Company has several other smaller trials underway or in planning phases. In June 2002, we announced the initiation of a clinical trial to assess the safety and efficacy of AXOKINE in overweight and obese individuals with type 2 diabetes mellitus. In July 2002, we announced that we had completed enrollment for two additional trials, each of which includes approximately 300 subjects, that are designed to evaluate the safety of intermittent treatment with AXOKINE and to study maintenance of weight loss following short-term treatment regimens. The Company announced in January 2003 that AXOKINE has received fast track designation from the FDA for the treatment of severely obese people who are unresponsive to, intolerant of, or unsuitable candidates for certain FDA-approved medicines for the long-term treatment of obesity. The Phase III program is expected to enroll approximately 4,000 subjects in total.

      In March 2000, we established a research and development collaboration with Emisphere Technologies, Inc. to utilize Emisphere’s oral drug delivery technology for AXOKINE. In preliminary preclinical pharmacokinetic studies, the Emisphere technology was able to achieve measurable blood levels of AXOKINE.

      Pegylated AXOKINE. We are developing a pegylated version of AXOKINE (pegAXOKINE) as a more potent, longer-acting form of the protein. PegAXOKINE may allow for less frequent and/or lower dosing in subjects. In its current form, the molecule is not optimally absorbed into the blood stream and has caused unacceptable injection site reactions. We are currently working to develop an improved form of PegAXOKINE. Nektar Therapeutics (formerly Shearwater Corporation) has contracted with us to develop and supply the pegylated reagent for this product candidate.

      Cytokine Traps. Our research on the CNTF class of neurotrophic factors led to the discovery that CNTF, although it is a neurotrophic factor, belongs to the “superfamily” of signaling molecules referred to as cytokines. Cytokines are soluble proteins secreted by the cells of the body. In many cases, cytokines act as messengers to help regulate immune and inflammatory responses. In excess, cytokines can be harmful and have been linked to a variety of diseases. Blocking cytokines and growth factors is a proven therapeutic approach with a number of medicines or product candidates already approved or in clinical development. The cytokine superfamily includes factors such as erythropoietin, thrombopoietin, granulocyte-colony stimulating factor, and the interleukins (or ILs).

      In 1994, our scientists made a breakthrough in understanding how receptors work for an entire class of interleukins in the human body. Based on this finding, we developed a family of antagonists referred to as “Cytokine Traps.” This family includes Cytokine Traps for IL-1, IL-4, and IL-6 and a single Trap that blocks both IL-4 and IL-13. Because these Traps mimic the body’s natural receptors, they are effective at catching and holding the cytokines. With the cytokines trapped, the immune system responds as if the perceived threat is under control.

      In preclinical studies, these Cytokine Traps are more potent than other antagonists, potentially allowing lower levels of these drug candidates to be used. Moreover, because these Cytokine Traps are comprised entirely of natural human-derived protein sequences, they may be less likely to induce an immune reaction in humans. Because pathological levels of IL-1, IL-4, IL-6, and IL-13 seem to contribute to a variety of diseases, these Cytokine Traps have the potential to be important therapeutic agents.

      IL-1 Trap. We initiated a Phase II study of the IL-1 Trap in subjects with rheumatoid arthritis in July 2002. This trial continues to enroll subjects. A total of approximately 200 subjects will receive weekly self-injections of one of three fixed doses of IL-1 Trap or placebo for 12 weeks, followed by 10 weeks of open-label follow-up. The results from this trial are expected to be available mid-year 2003. The IL-1 Trap is also being evaluated for potential uses in treating other inflammatory diseases.

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

      IL-4/13 Trap. Antagonists for IL-4 and IL-13 may be therapeutically useful in a number of allergy and asthma-related conditions, including as an adjunct to vaccines where blocking IL-4 and IL-13 may help to elicit more of the desired type of immune response to the vaccine. We have developed both an IL-4 Trap and an IL-4/13 Trap, which is a single molecule that can block both interleukin-4 and interleukin-13. In October 2002, we initiated a Phase I clinical trial of a dual IL-4/13 Trap to assess the safety and tolerability of increasing dose levels of the molecule in subjects with mild to moderate asthma. This trial continues to enroll subjects.

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

      Other Cytokine Traps. We have a late stage research program underway for an IL-6 Trap. IL-6 has been implicated in the pathology and progression of multiple myeloma, certain solid tumors, AIDS, lymphomas (both AIDS-related and non-AIDS-related), osteoporosis, and other conditions. We also have patents covering additional Cytokine Traps for IL-2, IL-3, IL-5, IL-15, gamma-interferon, transforming growth factor beta, and others, which are being pursued at the research level. Our research regarding protein-based cytokine antagonists currently includes molecular and cellular research to improve or modify Cytokine Trap technology, process development efforts to produce experimental and clinical research supplies, and in vivo and in vitro studies to further understand and demonstrate the efficacy of the Cytokine Traps.

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

      Depending on the clinical situation, positively or negatively regulating blood vessel growth could have important therapeutic benefits, as could the repair of damaged and leaky vessels. Thus, building new vessels, by a process known as angiogenesis, can improve circulation to ischemic limbs and heart, and aid in healing of skin ulcers or other chronic wounds, and in establishing tissue grafts. Reciprocally, blocking tumor-induced angiogenesis can blunt tumor growth. In addition, repairing leaky vessels can reverse swelling and edema.

      Vascular endothelial growth factor (VEGF) was the first growth factor shown to be specific for blood vessels, by virtue of having its receptor specifically expressed on blood vessel cells. In 1994, our scientists discovered a second family of angiogenic growth factors, termed the Angiopoietins, and we have received patents for the members of this family. The Angiopoietins include naturally occurring positive and negative regulators of angiogenesis, as described in numerous scientific manuscripts published by our scientists and their collaborators.

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

      In November 2001, we initiated a Phase I clinical trial designed to assess the safety and tolerability of the VEGF Trap in subjects with solid tumor malignancies and/or subjects with non-Hodgkin’s lymphoma. The Phase I trial is an open-label study in subjects with advanced tumors and is evaluating the VEGF Trap in increasing dose levels. The ongoing study is being conducted at 3 clinical sites in the United States and is expected to end in 2003.

      We and others have identified a family of growth factors termed the Ephrins and their receptors termed the Ephs. Members of this family have specific roles in angiogenesis and hemopoiesis, which are being pursued in preclinical studies.

      Cartilage Growth Factor System and Osteoarthritis. Osteoarthritis results from the wearing down of the articular cartilage surfaces that cover joints. Thus, growth factors that specifically act on cartilage cells could have utility in osteoarthritis. Our scientists have discovered a growth factor receptor system selectively expressed by cartilage cells, termed Regeneron Orphan Receptor 2 (ROR2). We have also demonstrated that this growth factor receptor system is required for normal cartilage development in mice. In addition, together with collaborators, we have proven that mutations in this growth factor receptor system cause inherited defects in cartilage development in humans. Thus, this growth factor receptor system is a promising new target for cartilage diseases such as osteoarthritis, but we have not yet identified any therapeutic molecules from our research to advance to clinical development.

Our Collaborative Programs

      Muscle Atrophy and Related Disorders. Muscle atrophy occurs in many neuromuscular diseases and also when muscle is unused, as often occurs during prolonged hospital stays and during convalescence. Currently, physicians have few options to treat subjects with muscle atrophy or other muscle conditions which afflict millions of people globally. Thus, a factor that has beneficial effects on skeletal muscle could have significant clinical benefit. Our muscle program is currently focused on conducting in vivo and in vitro experiments with the objective of demonstrating and further understanding the molecular mechanisms involved in muscle atrophy and hypertrophy. This work is being conducted in collaboration with scientists at Procter & Gamble.

      Other Early Stage Programs: Fibrosis and G-Protein Coupled Receptors. Fibrotic diseases, such as cirrhosis, result from the excess production of fibrous extracellular matrix by certain cell types. We and our collaborators identified orphan receptors, termed Discoidin Domain Receptors 1 and 2 (DDR1 and DDR2), that are expressed by the activated cell types in fibrotic disease.

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

Our Technology Platforms

      Our ability to discover and develop product candidates for a wide variety of serious medical conditions results from the leveraging of our powerful technology platforms, many of which were developed or enhanced by us. Although the primary use of these technology platforms is for our own research and development programs, we are also exploring the possibilities of exploiting these technologies commercially through, for example, direct licensing or sale of technology, or the establishment of research collaborations to discover and develop drug targets. In December 2002, we entered into a supply agreement with Serono S.A. to provide them with mammalian models utilizing our Velocigene™ technology.

      Targeted GenomicsTM: In contrast to basic genomics approaches, which attempt to identify every gene in a cell or genome, we use Targeted Genomics approaches to identify specific genes likely to be of therapeutic interest. These approaches do not depend on random gene sequencing, but rather on function-based approaches to specifically target the discovery of genes for growth factors, peptides, and their receptors that are most likely to have use for developing drug candidates. This technology has already led to our discovery of the Angiopoietin and Ephrin growth factor families for angiogenesis and vascular disorders, the MuSK growth factor receptor system for muscle disorders, and the Regeneron Orphan Receptor (ROR) growth factor receptor system that regulates cartilage formation.

      VelocigeneTM: A major challenge facing the biopharmaceutical industry in the post-genomic era is the efficient assignment of function to random gene sequences to enable the identification of validated drug targets. One way to help determine the function of a gene is to generate mammalian models in which the gene is removed (referred to as “knock-out mammalian models”), or is over-produced (referred to as “transgenic mammalian models”), or in which a color-producing gene is substituted for the gene of interest (referred to as “reporter knockin mammalian models”) to identify which cells in the model are expressing the gene. Until recently, technical hurdles involved in the generation of mammalian models restricted the ability to produce multiple models quickly and efficiently. We have developed proprietary technology that we believe will allow for the rapid and efficient production of models on a high throughput scale, enabling rapid assignment of function to gene sequences.

      Designer Protein TherapeuticsTM. In cases in which the natural gene product is itself not a product candidate, we utilize our Designer Protein Therapeutics platform to genetically engineer product candidates with the desired properties. We use these technologies to develop derivatives of growth factors and their receptors, which can allow for modified agonistic or antagonistic properties that may prove to be therapeutically useful. Examples include the generation of AXOKINE and the development of Cytokine Traps and the VEGF Trap. This technology platform has already produced more than 10 patented proteins, including the IL-1 Trap currently in Phase II clinical testing, and several others in preclinical development.

Collaborative Relationships

      In addition to our independent programs, we currently conduct programs in collaboration with academic and corporate partners. We have entered into research collaboration and licensing agreements with various corporate partners, including Procter & Gamble, Medarex, and Sumitomo Pharmaceuticals. In the future, we may enter into additional strategic collaborations focusing on one or more of our product candidates, research programs, or technology platforms.

      Procter & Gamble. In May 1997, we entered into a long-term collaboration agreement with Procter & Gamble to discover, develop, and commercialize pharmaceutical products. In connection with the collaboration, Procter & Gamble made Regeneron equity purchases of $42.9 million in June 1997 and $17.1 million in August 2000. These equity purchases were in addition to a purchase by Procter & Gamble of $10.0 million of our common stock that was completed in March 1997. Procter & Gamble also agreed to provide funding in support of our research efforts related to the collaboration, of which we received $69.5 million through December 31, 2002. From 1997 to 1999, Procter & Gamble also provided research support for our AXOKINE program. As a result, Procter & Gamble will be entitled to receive a small royalty on any sales of AXOKINE.

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

      We and Procter & Gamble have divided rights to the programs from the 1997 collaboration agreement that are no longer part of the companies’ collaboration. Procter & Gamble has obtained rights to certain early stage programs. We have rights to all other research programs including exclusive rights to the VEGF Trap, the Angiopoietins, and Regeneron’s Orphan Receptors (RORs). Any product candidates that result from the new collaboration will continue to be jointly developed and marketed worldwide, with the companies equally sharing development costs and profits. Under the new agreement, beginning in the first quarter of 2001, research support from Procter & Gamble is $2.5 million per quarter (before adjustments for inflation) through December 2005.

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

      Medarex. In March 2000, we entered into a collaboration under a binding memorandum of understanding with Medarex to discover, develop, and commercialize human antibodies as therapeutics. We agreed to contribute our expertise in discovering and characterizing proteins as drug targets, and Medarex agreed to contribute its HuMAb-MouseTM technology to create fully human antibody products for those targets. We and Medarex agreed to prioritize targets based upon a variety of criteria, including target validation, reagent availability, market opportunity, competitive factors, intellectual property position, and the expected feasibility of obtaining antibodies that have the desired properties. The HuMAb-Mouse is a transgenic mouse whose genes for creating mouse antibodies have been inactivated and replaced by human antibody genes. This makes it possible to rapidly create and develop fully human antibodies as drug candidates.

      Under the agreement, Medarex and we share all development, manufacturing, and clinical costs of jointly developed products and all net profits and losses. Each of us has the right to opt out of the joint development of the antigen target and receive instead certain milestones and royalty payments on net sales. The agreement terminates when neither party is exploiting any antibody products developed under the collaboration. The agreement is also subject to termination if either party enters bankruptcy or breaches its material obligations thereunder.

      Emisphere. In March 2000, we signed an agreement with Emisphere Technologies, Inc. to establish a research and development collaboration to utilize Emisphere’s oral drug delivery technology for AXOKINE. In preliminary preclinical pharmacokinetic studies, the Emisphere technology was able to achieve measurable blood levels of AXOKINE. Under the terms of the agreement, we support research at Emisphere and make license and milestone payments based on the satisfaction of pre-determined criteria during the development of orally delivered AXOKINE. The parties established a steering committee to determine these milestones, which trigger either payment obligations or termination rights for either party. The first of these milestones, as amended, is based on the status of the program as of May 31, 2003. The steering committee meets on at least a quarterly basis to review the results of the program. The agreement is subject to termination if either party breaches its material obligations thereunder. During the term of the agreement, we will receive exclusive worldwide commercialization rights to oral products that result from the collaboration and pay Emisphere a royalty on sales of any such products.

      Nektar. In December 2000, we entered into a license and supply agreement with Shearwater Corporation, now Nektar Therapeutics, under which Nektar agreed to develop and supply a pegylated reagent that could be used to formulate a modified form of AXOKINE. In preclinical studies, a pegylated AXOKINE was substantially longer lasting than unmodified AXOKINE. This may allow less frequent and/or lower dosing in subjects. Under the terms of the agreement, Nektar agreed to develop and supply the reagent and we manufacture and have exclusive rights to pegylated AXOKINE. Nektar is entitled to receive milestone payments based on the development of the modified AXOKINE and will be the exclusive supplier of the reagent. We will pay Nektar a royalty not to exceed 2.5% on sales of any pegylated AXOKINE. The agreement remains in force until the later of ten years from the grant of the first marketing approval for a pegylated AXOKINE or the last to expire patent covering Nektar’s pegylated reagent. In addition, each party has the right to terminate the agreement upon bankruptcy of the other party or the other party’s breach of a material obligation under the agreement. We have additional termination rights if market or other conditions, including regulatory restrictions, seriously inhibit the ability to develop or market pegylated AXOKINE.

      Amgen. Amgen-Regeneron Partners has the development rights to NT-3 and brain-derived neurotrophic factor, or BDNF, in the United States. We are required to fund 50% of the development costs of Amgen-Regeneron Partners to maintain 50% of the commercialization rights. Assuming equal capital contributions to Amgen-Regeneron Partners, we and Amgen share any profits or losses of the partnership equally. Amgen-Regeneron Partners has conducted clinical trials of NT-3 and BDNF in the past. Following a review of available clinical trial data, we and Amgen discontinued the development of BDNF for the treatment of amyotrophic lateral sclerosis, or ALS, in January 2001. Currently, there are no ongoing development activities for NT-3.

      Our agreement with Amgen will continue for the longer of the life of the patents covering NT-3 or fifteen years from the date on which NT-3 is approved for commercial marketing in any country. The agreement is also subject to termination if either party enters bankruptcy or breaches its material obligations thereunder. During the term of the agreement, there are restrictions on the ability of either party to independently conduct research or development of NT-3 without the other party. Our aggregate capital contribution to Amgen-Regeneron Partners from the partnership’s inception in June 1993 through December 31, 2001 was $57.9 million. In 2002, we made no capital contributions to the partnership and received a capital withdrawal of $0.5 million. We do not expect to make capital contributions to the partnership in 2003. Additional contributions may be required, depending upon, among other things, whether and how Amgen-Regeneron Partners proceeds with the development of NT-3.

      The development and commercialization of NT-3 outside of the United States, Japan, China, and certain other Pacific Rim countries, if any, will be conducted solely by Amgen through a license from us and from Takeda Chemical Industries, Ltd. In return, we will receive royalty payments based on Amgen’s net sales of NT-3 in the licensed territory. In the licensed territory, Amgen is solely responsible for funding clinical development and related costs of NT-3, as well as costs of their commercial exploitation, and has sole discretion with respect to all such development, manufacturing, and marketing of the product and sole responsibility for filing applications for regulatory approvals.

      Sumitomo. In March 1989, Sumitomo Chemical Company, Ltd. entered into a Technology Development Agreement with us and paid us $5.6 million. In addition, Sumitomo Chemical purchased $4.4 million of our equity. In connection with this agreement, we granted Sumitomo Chemical a limited right of first negotiation, over a fifteen-year period, to license up to three of our product candidates to commercialize in Japan on financial and commercial terms as we may offer. If Sumitomo Chemical decides it does not wish to enter into a license agreement with us on the terms we propose, we are free to license the product candidate to any other third party in Japan on terms and conditions no more favorable to a third party licensee than those offered to Sumitomo Chemical. We are obligated periodically to inform and, if requested, to meet with Sumitomo Chemical management about our progress in research and development. This agreement expires on the earlier of March 20, 2004 or the date that Sumitomo Chemical licenses three-product candidates from us, provided that the parties may extend the agreement for an additional five-year term.

      BDNF is licensed to Sumitomo Pharmaceuticals Company, Ltd. (a subsidiary of Sumitomo Chemical) for development in Japan. In light of the discontinuation of BDNF development for ALS, we do not expect to receive further payments from Sumitomo Pharmaceuticals for research progress payments, contract research and development, or contract manufacturing related to BDNF. We recognized revenue from Sumitomo Pharmaceuticals of $0.2 million in 2001 and $7.6 million in 2000.

      Serono. In December 2002, we entered into an agreement with Serono S.A. to use Regeneron’s proprietary Velocigene™ technology platform to provide Serono with knock-out and transgenic mammalian models of gene function. Under the terms of the agreement, Serono will pay Regeneron up to $3.0 million annually for up to five years. In return, Regeneron will use Velocigene to provide knock-out and transgenic models for target genes to be specified by Serono.

Manufacturing

      We maintain an 8,000 square foot manufacturing facility in Tarrytown, New York. This facility, designed to comply with FDA current good manufacturing practices (GMP), produces preclinical and clinical supplies of our product candidates.

      In 1993, we purchased our 104,000 square foot Rensselaer, New York manufacturing facility, which is being used to manufacture therapeutic candidates for our own preclinical and clinical studies. We also use the facility to manufacture a product for Merck under a contract that expires in 2005. We are currently building a 19,500 square foot expansion onto our Rensselaer facility. In July, 2002, we leased 75,000 square feet in a building near our Rensselaer facility. That space is being renovated for the manufacture of Traps and for warehouse space.

      At December 31, 2002, we employed 266 people in our manufacturing operations at these facilities.

      In 1995, we entered into a long-term manufacturing agreement with Merck & Co., Inc. (called, as amended, the Merck Agreement) to produce an intermediate for a Merck pediatric vaccine at our Rensselaer facility. We agreed to modify portions of our facility for manufacture of the Merck intermediate and to assist Merck in securing regulatory approval for manufacturing in the Rensselaer facility. In December 1999, we announced that the FDA had approved us as a contract manufacturer for the Merck intermediate. Under the Merck Agreement, we are manufacturing intermediate for Merck for six years, with certain minimum order quantities each year. The Merck Agreement is expected to extend through 2005, but may be terminated at any time by Merck upon one year’s notice. Merck agreed to reimburse us for the capital costs to modify the facility and for the cost of our activities performed on behalf of Merck prior to the start of production. Merck also agreed to pay an annual facility fee of $1.0 million, subject to annual adjustment for inflation, reimburse us for certain manufacturing costs, pay us a variable fee based on the quantity of intermediate supplied to Merck, and make certain additional payments. We recognized contract manufacturing revenue related to the Merck Agreement of $11.1 million in 2002, $9.8 million in 2001, and $12.5 million in 2000.

      Among the conditions for regulatory marketing approval of a medicine is the requirement that the prospective manufacturer’s quality control and manufacturing procedures conform to the GMP regulations of the health authority. In complying with standards set forth in these regulations, manufacturers must continue to expend time, money, and effort in the area of production and quality control to ensure full technical compliance. Manufacturing establishments, both foreign and domestic, are also subject to inspections by or under the authority of the FDA and by other national, federal, state, and local agencies. If our manufacturing facilities fail to comply with FDA and other regulatory requirements, we will be required to suspend manufacturing. This will have a material adverse effect on our financial condition, results of operations, and cash flow.

Competition

      There is substantial competition in the biotechnology and pharmaceutical industries from pharmaceutical, biotechnology, and chemical companies. Our competitors may include Hoffmann-LaRoche, Abbott Laboratories, Sanofi-Synthelabo, Merck, Pfizer, Amgen, and others. Many of our competitors have substantially greater research, preclinical, and clinical product development and manufacturing capabilities, and financial, marketing, and human resources than we do. Our smaller competitors may also be significant if they acquire or discover patentable inventions, form collaborative arrangements, or merge with large pharmaceutical companies. Even if we achieve product commercialization, one or more of our competitors may achieve product commercialization earlier than we do or obtain patent protection that dominates or adversely affects our activities. Our ability to compete will depend on how fast we can develop safe and effective product candidates, complete clinical testing and approval processes and supply commercial quantities of the product to the market. Competition among product candidates approved for sale will also be based on efficacy, safety, reliability, availability, price, patent position, and other factors.

      AXOKINE: There is substantial competition in the discovery and development of treatments for obesity, as well as established, cost-effective, and emerging prescription and over-the-counter treatments for this condition. For example, Hoffmann-LaRoche and Abbott Laboratories already market well-established medicines for the treatment of obesity and Amgen, Sanofi-Synthelabo and a number of other pharmaceutical companies are developing new potential therapeutics. Sanofi-Synthelabo has a cannaboid receptor antagonist in Phase III clinical development. Some of these medicines or therapeutic candidates may offer competitive advantages over AXOKINE. For example, AXOKINE currently is available only in injectible form, while the currently available marketed medicines for the treatment of obesity and Sanofi-Synthelabo’s product candidate are delivered in pill (or oral dosage) forms, which generally are favored by people over injectible medicines. Therefore, even if AXOKINE is approved for sale, the fact that it must be delivered by injection may severely limit its market acceptance among patients and physicians.

      Cytokine Traps: Similarly, marketed products for the treatment of rheumatoid arthritis and asthma are available as either oral or inhaled medicines, whereas our Cytokine Traps currently are only planned for clinical trials as injectibles. The markets for both rheumatoid arthritis and asthma are very competitive. Several new, highly successful medicines recently became available for these disease states. Examples include the TNF-antagonists Enbrel® (a registered trademark of Amgen), Remicade® (a registered trademark of Centocor), and Humira® (a registered trademark of Abbott) for rheumatoid arthritis and the leukotriene-modifier Singulair® (a registered trademark of Merck), as well as various inexpensive corticosteroid medicines, for asthma.

      VEGF Trap: Many companies are developing therapeutic molecules designed to block the actions of VEGF specifically and angiogenesis in general. A variety of approaches have been employed, including antibodies to VEGF, antibodies to the VEGF receptor, small molecule antagonists to the VEGF receptor tyrosine kinase, as well as multiple other anti-angiogenesis strategies. Many of these alternative approaches may offer competitive advantages to our VEGF Trap in efficacy, side-effect profile, or form of delivery. Additionally, many of these developmental molecules may be at a more advanced stage of development than our product candidate. In particular, Genentech’s Avastin™, a monoclonal antibody to VEGF, is in Phase III clinical trials.

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

Patents, Trademarks and Trade Secrets

      Our success depends, in part, on our ability to obtain patents, maintain trade secret protection, and operate without infringing on the proprietary rights of third parties. Our policy is to file patent applications to protect technology, inventions, and improvements that are considered important to the development of our business. We have been granted approximately 80 U.S. patents and we have approximately 100 pending U.S. applications. We are the exclusive or nonexclusive licensee of a number of additional U.S. patents and patent applications. We also rely upon trade secrets, know-how, and continuing technological innovation to develop and maintain our competitive position. We or our licensors or collaborators have filed patent applications on products and processes relating to AXOKINE, Cytokine Traps, VEGF Trap, and Angiopoietins, as well as other technologies and inventions in the United States and in certain foreign countries. We intend to file additional patent applications, when appropriate, relating to improvements in these technologies and other specific products and processes. We plan to aggressively prosecute, enforce, and defend our patents and other proprietary technology.

      In July 2002, we announced that Amgen and Immunex Corporation (now part of Amgen) granted us a non-exclusive license to certain patents and patent applications which may be used in the development and commercialization of the IL-1 Trap. The license followed two other licensing arrangements under which we obtained a non-exclusive license to patents owned by ZymoGenetics, Inc. and Tularik Inc. for use in connection with the IL-1 Trap program. These license agreements would require us to pay royalties based on the net sales of the IL-1 Trap if and when it is approved for sale. In total, the royalty rate under these three agreements would be in the mid-single digits.

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

      Defense and enforcement of our intellectual property rights can be expensive and time consuming, even if the outcome is favorable to us. It is possible that patents issued to or licensed to us will be successfully challenged, that a court may find that we are infringing validly issued patents of third parties, or that we may have to alter or discontinue the development of our products or pay licensing fees to take into account patent right of third parties.

Government Regulation

      Regulation by government authorities in the United States and foreign countries is a significant factor in the research, development, manufacture, and marketing of our product candidates. All of our product candidates will require regulatory approval before they can be commercialized. In particular, human therapeutic products are subject to rigorous preclinical and clinical trials and other pre-market approval requirements by the FDA and foreign authorities. Many aspects of the structure and substance of the FDA and foreign pharmaceutical regulatory practices have been reformed during recent years, and continued reform is under consideration in a number of forums. The ultimate outcome and impact of such reforms and potential reforms cannot be reasonably predicted.

      The activities required before a product candidate may be marketed in the United States begin with preclinical tests. Preclinical tests include laboratory evaluations and animal studies to assess the potential safety and efficacy of the product candidate and its formulations. The results of these studies must be submitted to the FDA as part of an Investigational New Drug Application, which must be reviewed by the FDA before proposed clinical testing can begin. Typically, clinical testing involves a three-phase process. In Phase I, trials are conducted with a small number of subjects to determine the early safety profile of the product candidate. In Phase II, clinical trials are conducted with subjects afflicted with a specific disease or disorder to provide enough data to evaluate the preliminary safety, tolerability, and efficacy of different potential doses of the product candidate. In Phase III, large-scale clinical trials are conducted with patients afflicted with the specific disease or disorder in order to provide enough data to understand the efficacy and safety profile of the product candidate, as required by the FDA. The results of the preclinical and clinical testing of a biologic product candidate are then submitted to the FDA in the form of a Biologics License Application, or BLA, for evaluation to determine whether the product candidate may be approved for commercial sale. In responding to a BLA, the FDA may grant marketing approval, request additional information, or deny the application.

      We cannot assure you that any approval required by the FDA for any of our product candidates will be obtained on a timely basis, if at all. The designation of a clinical trial as being of a particular phase is not necessarily indicative that such a trial will be sufficient to satisfy the parameters of a particular phase, and a clinical trial may contain elements of more than one phase notwithstanding the designation of the trial as being of a particular phase. We cannot assure you that the results of preclinical studies or early stage clinical trials will predict long-term safety or efficacy of our compounds when they are tested or used more broadly in humans.

      Various federal and state statutes and regulations also govern or influence the research, manufacture, safety, labeling, storage, record keeping, marketing, transport, or other aspects of such product candidates. The lengthy process of seeking these approvals and the compliance with applicable statutes and regulations require the expenditure of substantial resources. Any failure by us or our collaborators or licensees to obtain, or any delay in obtaining, regulatory approvals could adversely affect the manufacturing or marketing of our products and our ability to receive product or royalty revenue.

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

Employees

      As of December 31, 2002, we had 669 full-time employees, 126 of whom held a Ph.D. or M.D. degree or both. We believe that we have been successful in attracting skilled and experienced personnel in a highly competitive environment; however, competition for these personnel is intense. None of our personnel are covered by collective bargaining agreements and our management considers its relations with our employees to be good.

Available Information

      We file annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission, or SEC, under the Securities Exchange Act of 1934, or the Exchange Act. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including Regeneron, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www/sec/gov.

      We also intend to make available free of charge on or through our Internet website (http://www.regn.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Item 2.	Properties

      We conduct our research, development, manufacturing, and administrative activities at our own facilities. We currently lease approximately 220,000 square feet, and sublease approximately 16,000 square feet, of laboratory, office, and manufacturing space in Tarrytown, New York. We own a facility in Rensselaer, New York, consisting of two buildings totaling approximately 104,000 square feet of research, manufacturing, office, and warehouse space. We also lease an additional 75,000 square feet of manufacturing, office, and warehouse space in Rensselaer.

      The following table summarizes the information regarding our current property leases:

			Current Monthly
	Square		Base Rental	Renewal Option
Location	Footage	Expiration	Charges(1)	Available

Tarrytown	146,000	December 31, 2004	$243,000	5-year term
Tarrytown	25,000	December 31, 2004	$48,000	two 5-year terms
Tarrytown	49,000	December 31, 2006	$100,000	3-year term and additional 5-year term
Tarrytown	16,000	December 31, 2005	$25,000	none
Rensselaer	75,000	July 11, 2007	$23,000	two 5-year terms

(1)	Excludes additional rental charges for utilities, taxes, and operating expenses, as defined.

      We are currently building an expansion onto one of the existing buildings in Rensselaer. This expansion will increase our manufacturing and office space by an additional 19,500 square feet. In the future, we may locate, lease, operate, or purchase additional facilities in which to conduct expanded research and development activities and manufacturing and commercial operations.

Item 3.	Legal Proceedings

      In September 2000, Immunex Corporation filed a request with the European Patent Office seeking the declaration of an Opposition regarding the scope of our European patent relating to Cytokine Traps. This legal challenge to the validity and scope of our patent was heard by the European Patent Office in March 2003. The European Patent Office upheld the patent with clarifying amendments to the main claim which more specifically defined the claimed subject matter. In addition to this patent challenge, we have from time to time been subject to legal claims arising in connection with our business. While the ultimate results of the legal claims cannot be predicted with certainty, at December 31, 2002, there were no asserted claims against us which, in the opinion of management, if adversely decided, would have a material adverse effect on our financial position or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

      None.

Executive Officers of the Registrant

      Listed below are our executive officers as of February 28, 2003. There are no family relationships between any of the executive officers and there is no arrangement or understanding between any executive officer and any other person pursuant to which the executive officer was selected. At the annual meeting of the Board of Directors, which follows the Annual Meeting of Shareholders, executive officers are elected by the Board to hold office for one year and until their respective successors are elected and qualified, or until their earlier resignation or removal.

Name	Age	Position

Leonard S. Schleifer, M.D., Ph.D.	50	President, Chief Executive Officer, and Founder
George D. Yancopoulos, M.D., Ph.D.	43	Executive Vice President and Chief Scientific Officer, and President, Regeneron Research Laboratories
Murray A. Goldberg	58	Senior Vice President, Finance & Administration, Chief Financial Officer, Treasurer, and Assistant Secretary
Randall G. Rupp, Ph.D.	55	Senior Vice President, Manufacturing and Process Sciences
Neil Stahl, Ph.D.	46	Senior Vice President, Preclinical Development and Biomolecular Science

      Information with regard to our directors is incorporated by reference to the Regeneron Pharmaceuticals, Inc. Proxy Statement to be filed in connection with solicitation of proxies for our Annual Meeting of Shareholders to be held on June 13, 2003.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      Our Common Stock is quoted on The Nasdaq Stock Market under the symbol “REGN.” Our Class A Stock, par value $.001 per share, is not publicly quoted or traded.

      The following table sets forth, for the periods indicated, the range of high and low sales prices for the Common Stock as reported by The Nasdaq Stock Market.

	High	Low

2001
First Quarter	$40.25	$21.13
Second Quarter	38.00	20.88
Third Quarter	35.30	20.24
Fourth Quarter	29.93	20.34
2002
First Quarter	$30.20	$19.74
Second Quarter	25.40	12.21
Third Quarter	18.34	11.25
Fourth Quarter	22.85	12.25

      As of March 24, 2003, there were 653 shareholders of record of our Common Stock and 62 shareholders of record of our Class A Stock. The closing price for the Common Stock on that date was $19.29.

      We have never paid cash dividends and do not anticipate paying any in the foreseeable future.

      The information called for with respect to equity compensation plans is incorporated by reference to the material captioned “Equity Compensation Plan Information” in the Regeneron Pharmaceuticals, Inc. Proxy Statement to be filed in connection with solicitation of proxies for our Annual Meeting of Shareholders to be held on June 13, 2003.

Item 6.	Selected Financial Data

      The selected financial data set forth below for the years ended December 31, 2002, 2001, and 2000 and at December 31, 2002 and 2001 are derived from and should be read in conjunction with our audited financial statements, including the notes thereto, included elsewhere in this report. The selected financial data for the years ended December 31, 1999 and 1998 and at December 31, 2000, 1999, and 1998 are derived from our audited financial statements not included in this report.

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(In thousands, except per share data)
Statement of Operations Data
Revenues
Contract research and development	$10,924	$12,071	$36,478	$24,539	$19,714
Research progress payments			6,200		9,500
Contract manufacturing	11,064	9,902	16,598	9,960	9,113

	21,988	21,973	59,276	34,499	38,327

Expenses
Research and development	124,926	91,540	60,559	48,291	39,989
Contract manufacturing	6,483	6,509	15,566	3,612	5,002
General and administrative	12,532	9,607	8,427	6,430	5,915

	143,941	107,656	84,552	58,333	50,906

Loss from operations	(121,953)	(85,683)	(25,276)	(23,834)	(12,579)

Other income (expense)
Investment income	9,462	13,162	8,480	5,207	6,866
Loss in Amgen-Regeneron Partners	(27)	(1,002)	(4,575)	(4,159)	(2,484)
Interest expense	(11,859)	(2,657)	(281)	(284)	(428)

	(2,424)	9,503	3,624	764	3,954

Net loss before cumulative effect of a change in accounting principle	(124,377)	(76,180)	(21,652)	(23,070)	(8,625)
Cumulative effect of adopting Staff Accounting Bulletin 101 (“SAB 101”)(1)			(1,563)

Net loss	$(124,377)	$(76,180)	$(23,215)	$(23,070)	$(8,625)

Net loss per share, basic and diluted:
Net loss before cumulative effect of a change in accounting principle	$(2.83)	$(1.81)	$(0.62)	$(0.74)	$(0.28)
Cumulative effect of adopting SAB 101			(0.04)

Net loss per share	$(2.83)	$(1.81)	$(0.66)	$(0.74)	$(0.28)

Pro forma amounts assuming SAB 101 is applied retroactively:
Net loss				$(22,699)	$(8,254)
Net loss per share, basic and diluted				$(0.73)	$(0.27)

(1)	See Note 2 to our audited financial statements.

	At December 31,

	2002	2001	2000	1999	1998

	(In thousands)
Balance Sheet Data
Cash, cash equivalents, marketable securities, and restricted marketable securities (current and non-current)	$295,246	$438,383	$154,370	$93,599	$113,530
Total assets	391,574	495,397	208,274	136,999	156,915
Capital lease obligations and notes payable, long-term portion	200,000	200,150	2,069	2,731	3,066
Stockholders’ equity	145,981	266,355	182,130	109,532	131,227

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

      We are a biopharmaceutical company that discovers, develops, and intends to commercialize pharmaceutical products for the treatment of serious medical conditions. Our product pipeline includes product candidates for the treatment of obesity, rheumatoid arthritis and other inflammatory conditions, cancer and related disorders, allergies, asthma, and other diseases and disorders. Developing and commercializing new medicines entails risk and significant expense. Since inception we have not generated any sales or profits from the commercialization of any of our product candidates.

      Below is a summary of our leading clinical and preclinical research programs. We retain sole ownership and marketing rights for each of these programs, and currently are developing them independent of any corporate partners except for the IL-1 Trap, as described in the Recent Developments section included in Part I, Item 1 of this Form 10-K.

•	AXOKINE®: Acts on the brain region regulating food intake and energy expenditure and is being developed for the treatment of obesity. In July 2001, we initiated a Phase III clinical program of AXOKINE in overweight and obese subjects. We began enrolling subjects in the initial pivotal trial in September 2001 and in January 2002 completed enrollment of approximately 2,000 subjects in 65 sites across the United States. This pivotal trial included a 12-month treatment period, which the Company announced was completed in January 2003, in which subjects received daily subcutaneous self-injections of placebo or AXOKINE. As described in the Recent Developments section, included in Part I, Item 1 of this Form 10-K, we reported data from the 12-month treatment period of the AXOKINE pivotal trial on March 31, 2003. The treatment period is being followed by a twelve-month open-label extension phase, during which all study subjects receive AXOKINE. As of December 31, 2002, the average treatment period for people in this pivotal trial was 14 months.

In June 2002, we announced the initiation of a clinical trial to assess the safety and efficacy of AXOKINE in overweight and obese individuals with type 2 diabetes mellitus. In July 2002, we announced that we had completed enrollment for two additional trials, each of which includes approximately 300 subjects, that are designed to evaluate the safety of intermittent treatment with AXOKINE and to study maintenance of weight loss following short-term treatment regimens. The Company announced in January 2003 that AXOKINE has received fast track designation from the FDA for the treatment of severely obese people who are unresponsive to, intolerant of, or unsuitable candidates for certain FDA-approved medicines for the long-term treatment of obesity.

•	INTERLEUKIN-1 CYTOKINE TRAP (IL-1 Trap): Protein-based product candidate designed to bind the Interleukin-1 (called IL-1) cytokine and prevent its interaction with cell surface receptors. IL-1 is thought to play a major role in rheumatoid arthritis and other inflammatory diseases. In July 2002, we announced the initiation of a dose-ranging Phase II trial that will involve approximately 200 participants to study the safety and efficacy of the IL-1 Trap in people with rheumatoid arthritis.

Subjects in the study will receive, in a double-blind manner, either placebo or one of three different dose levels of the IL-1 Trap. The results from this trial are expected to be available mid-year 2003.

•	VEGF TRAP: Protein-based therapeutic candidate designed to bind Vascular Endothelial Growth Factor (called VEGF, also known as Vascular Permeability Factor or VPF) and prevent its interaction with cell surface receptors. VEGF is required for the growth of blood vessels that are needed for tumors to grow and is a potent regulator of vascular permeability and leak. In 2001, we initiated a dose-escalation Phase I clinical trial designed to assess the safety and tolerability of VEGF Trap in subjects with solid tumor malignancies and/or non-Hodgkin’s lymphoma. This trial currently is in progress and is expected to end in 2003.

•	INTERLEUKIN-4/ INTERLEUKIN-13 CYTOKINE TRAP (IL-4/13 Trap): Protein-based product candidate designed to bind the interleukin-4 and interleukin-13 (called IL-4 and IL-13) cytokines and prevent their interaction with cell surface receptors. IL-4 and IL-13 are thought to play a major role in diseases such as asthma, allergic disorders, and other inflammatory diseases. In October 2002, we initiated a Phase I trial for the IL-4/13 Trap in adult subjects with mild to moderate asthma. This trial is a placebo-controlled, double-blind, dose escalation study to assess the safety and tolerability of the molecule.

•	PEGYLATED AXOKINE: Chemically modified version of AXOKINE that is being evaluated for its potential to remain in the bloodstream longer than unmodified AXOKINE in obese subjects. Preliminary results of a Phase I trial demonstrated a long pharmacokinetic half-life, potentially compatible with once-per-week dosing regimens. In its current form, the molecule is not optimally absorbed into the blood stream and has caused unacceptable injection site reactions. We are currently working to develop an improved form of PegAXOKINE.

•	ANGIOPOIETINS: A new family of growth factors that act specifically on the endothelium cells that line blood vessels. Angiopoietins may be useful for growing blood vessels in diseased hearts and other tissues with decreased blood flow and for repairing blood vessel leaks that cause swelling and edema in many different diseases such as stroke, diabetic retinopathy, and inflammatory diseases. We have an active preclinical research program covering this family of growth factors. We have not yet selected a specific molecule to advance into clinical development or a specific indication for such development.

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

      From inception on January 8, 1988 through December 31, 2002, we had a cumulative loss of $424.1 million. In the absence of revenues from the commercialization of our product candidates or other sources, the amount, timing, nature, or source of which cannot be predicted, our losses will continue as we conduct our research and development activities. Our activities may expand over time and may require additional resources and we expect our operating losses to be substantial over at least the next several years. Our losses may fluctuate from quarter to quarter and will depend, among other factors, on the timing of certain expenses and on the progress of our research and development efforts.

Results of Operations

      Years Ended December 31, 2002 and 2001. Our total revenue was $22.0 million in both 2002 and 2001. Contract research and development revenue decreased to $10.9 million in 2002 from $12.1 million in 2001 as revenue from Amgen-Regeneron Partners decreased from $1.2 million in 2001 to approximately $2,000 in 2002, due to the completion of studies conducted on behalf of the partnership. Under our long-term collaboration agreement with Procter & Gamble, research payments, which are included in contract research and development revenue, were $2.5 million per quarter (before adjustments for inflation) in both 2002 and 2001. Contract manufacturing revenue relates primarily to our long-term agreement with Merck to manufacture a vaccine intermediate at our Rensselaer, New York facility. In 2002, contract manufacturing revenue increased to $11.1 million from $9.9 million in 2001, due primarily to the receipt of a non-recurring $1.0 million payment related to services we provided to Merck in prior years. We shipped similar quantities of intermediate to Merck in 2002 and 2001. Revenue and the related manufacturing expense are recognized as the product is shipped, after acceptance by Merck.

      Our total operating expenses increased to $143.9 million in 2002 from $107.7 million in 2001. Research and development expenses increased to $124.9 million in 2002 from $91.5 million in 2001, primarily due to expansion of our clinical development programs, especially our Phase III clinical program for AXOKINE which we initiated in July 2001 and our Phase II clinical program for IL-1 Trap which we initiated in July 2002. We also expanded our research programs in 2002, principally related to our proprietary VelocigeneTM technology platform. Research and development expenses were 87% of total operating expenses in 2002, compared to 85% in 2001. Contract manufacturing expenses were $6.5 million in both 2002 and 2001 primarily because we shipped similar quantities of product to Merck each year. General and administrative expenses increased to $12.5 million in 2002 from $9.6 million in 2001, due primarily to higher administrative staffing to support the growth of the company and higher fees paid to outside service providers, including higher patent prosecution and legal expenses related to the expansion of our intellectual property portfolio.

      Investment income decreased to $9.5 million in 2002 from $13.2 million in 2001 due to lower effective interest rates on investment securities during the full year 2002 and lower levels of interest-bearing investments in the fourth quarter of 2002, compared to the fourth quarter of 2001, as we funded our operations. Our share of the loss in Amgen-Regeneron Partners decreased to approximately $27,000 in 2002, compared to $1.0 million in 2001, due to the completion of studies conducted on behalf of the partnership. Interest expense increased to $11.9 million in 2002 from $2.7 million in 2001, due to interest incurred on the $200 million aggregate principal amount of convertible senior subordinated notes that we issued in October 2001. These notes bear interest at 5.5% per annum, payable semi-annually.

      Our net loss in 2002 was $124.4 million, or $2.83 per share (basic and diluted), compared to a net loss of $76.2 million, or $1.81 per share (basic and diluted), in 2001.

      Years Ended December 31, 2001 and 2000. Our total revenue decreased to $22.0 million in 2001 from $59.3 million in 2000. Contract research and development revenue decreased to $12.1 million in 2001 from $36.5 million in 2000. Under our long-term collaboration agreement with Procter & Gamble, research payments decreased effective in the first quarter of 2001 to $2.5 million per quarter (before adjustments for inflation) from $7.1 million per quarter for the first two quarters of 2000 and $6.8 million per quarter for last two quarters of 2000. In addition, revenue from Amgen-Regeneron Partners decreased to $1.2 million in 2001 from $6.2 million in 2000 due to the cessation of clinical trial activity on brain derived neurotrophic factor, or BDNF, in January 2001 and the substantial completion of our Phase II studies of NT-3. In 2000, research progress payments consisted of two non-recurring payments totaling $3.5 million from Procter & Gamble related to our long-term collaboration agreement and a non-recurring payment of $3.0 million (reduced by $0.3 million of Japanese withholding tax) from Sumitomo Pharmaceuticals related to the development of BDNF in Japan. Contract manufacturing revenue decreased to $9.9 million in 2001, compared to $16.6 million in 2000. Contract manufacturing revenue related to our long-term agreement with Merck to manufacture a vaccine intermediate decreased to $9.8 million in 2001 from $12.5 million in 2000, primarily because intermediate manufactured in the second half of 2001 was not shipped to Merck until 2002. Revenue and the related manufacturing expense are recognized as the product is shipped, after acceptance by Merck. Contract manufacturing revenue in 2000 also included $4.1 million related to the manufacture of clinical supplies of BDNF for Sumitomo Pharmaceuticals in connection with a research and development agreement. Production of BDNF clinical supplies for Sumitomo Pharmaceuticals was discontinued in January 2001.

      Our total operating expenses increased to $107.7 million in 2001 from $84.6 million in 2000. Research and development expenses increased to $91.5 million in 2001 from $60.6 million in 2000, primarily as a result of higher staffing and increased activity in our preclinical and clinical development programs. For example, in July 2001, we initiated a Phase III clinical program of AXOKINE for the treatment of obesity and in December 2000, we initiated a Phase I study of the IL-1 Trap. Research and development expenses were 85% of total operating expenses in 2001, compared to 72% in 2000. Contract manufacturing expenses decreased to $6.5 million in 2001 from $15.6 million in 2000. In addition to the above-described effect of not shipping vaccine intermediate manufactured for Merck in the second half of 2001 until 2002, the decrease was due, in part, to higher costs in 2000 associated with initiating commercial production at our Rensselaer facility of both intermediate for Merck and BDNF for clinical use by Sumitomo Pharmaceuticals. General and administrative expenses increased to $9.6 million in 2001 from $8.4 million in 2000, due primarily to higher administrative staffing to support a larger and more diversified company.

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

Liquidity and Capital Resources

      Since our inception in 1988, we have financed our operations primarily through offerings of our equity securities, a private placement of convertible debt, revenue earned under our agreements with Amgen, Sumitomo Chemical, Sumitomo Pharmaceuticals, Merck, and Procter & Gamble, and investment income.

      In May 1997, we entered into a long-term collaboration agreement with Procter and Gamble. In connection with the collaboration, Procter & Gamble made equity purchases in Regeneron of $42.9 million in June 1997 and $17.1 million in August 2000, and agreed to provide funding in support of our research efforts related to the collaboration, of which we have received $69.5 million through December 31, 2002. In August 2000, Procter & Gamble made two non-recurring research progress payments to us totaling $3.5 million.

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

      Our activities relating to NT-3, as agreed upon by Amgen and us, are being compensated by Amgen-Regeneron Partners for services rendered, and we recognize these amounts as revenue. The partnership is not conducting ongoing development activities for NT-3 at this time. In January 2001, Amgen-Regeneron Partners discontinued all development of BDNF for the potential treatment of amyotrophic lateral sclerosis, or ALS. We and Amgen fund Amgen-Regeneron Partners through capital contributions, and must make equal payments in order to maintain equal ownership and equal sharing of any profits or losses from the partnership. Our aggregate capital contribution to Amgen-Regeneron Partners from the partnership’s inception in June 1993 through December 31, 2001 was $57.9 million. In 2002, we made no capital contributions to the partnership and received a capital withdrawal of $0.5 million. At December 31, 2002, we continue to be an equal partner in the Amgen-Regeneron Partners. We do not expect to make capital contributions to the partnership in 2003. Additional contributions may be required, depending upon, among other things, whether and how Amgen-Regeneron Partners proceeds with the development of NT-3.

      In connection with our agreement to collaborate with Sumitomo Pharmaceuticals in the research and development of BDNF in Japan, we received a research progress payment from Sumitomo Pharmaceuticals of $3.0 million (reduced by $0.3 million Japanese withholding tax) in April 2000. In addition, Sumitomo Pharmaceuticals paid us $32.0 million through December 31, 2001 in connection with supplying BDNF for preclinical and clinical use. In light of the discontinuation of BDNF development for ALS, no payments from Sumitomo Pharmaceuticals were received in 2002 and we do not expect to receive further payments related to BDNF for research progress payments, contract research and development, or contract manufacturing.

      In December 2002, we entered into an agreement with Serono S.A. to use our proprietary VelocigeneTM technology to provide Serono with knock-out and transgenic mammalian models of gene function. Under the terms of this agreement, Serono will pay us up to $3.0 million annually for up to five years. In return, we will use Velocigene to provide Serono with knock-out transgenic models for target genes to be identified by Serono.

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

      In October 2001, we issued $200.0 million aggregate principal amount of convertible senior subordinated notes in a private placement and received proceeds, after deducting the initial purchasers’ discount and out-of-pocket expenses, of $192.7 million. The notes bear interest at 5.5% per annum, payable semi-annually, and mature in 2008. The notes are convertible into shares of our Common Stock at a conversion price of approximately $30.25 per share, subject to adjustment in certain circumstances. We may redeem the notes, in whole or in part, at any time before October 17, 2004, if the closing price of our Common Stock has exceeded 150% of the conversion price then in effect for a specified period of time. Upon any such redemption, we are required to pay interest that would have been due up through October 17, 2004. We may also redeem some or all of the notes at any time on or after October 17, 2004, if the closing price of our Common Stock has exceeded 140% of the conversion price then in effect for a specified period of time. We pledged $31.6 million of U.S. government securities which will be sufficient upon receipt of scheduled principal and interest payments to provide for the payment in full of the first six scheduled interest payments on the notes when due. The first two interest payments were made in 2002 and at December 31, 2002, $21.5 million of U.S. government securities remain pledged to provide for the payment in full of the next four scheduled interest payments on the notes.

      Our total expenses for research and development from inception through December 31, 2002 have been approximately $585 million. We have not historically segregated all the costs associated with each of our research programs and it is not possible to forecast their success or the amounts that we may spend in the future. We currently have research collaboration agreements with Procter & Gamble, Medarex, Emisphere Technologies, Inc., Amgen and Sumitomo Pharmaceuticals. In 2002, 2001, and 2000, total expenses for research programs conducted under our third-party collaboration agreements were approximately $10 million, $12 million, and $31 million, respectively. The remainder of our research and development expenses in those years related to our own internal research programs. We are currently only committed to incur research expenditures under our research collaboration agreements through the end of 2005 and estimate that, based on current plans, future expenditures under these collaborations will total less than $50 million.

      At December 31, 2002, we had $295.2 million in cash, cash equivalents, marketable securities, and restricted marketable securities. We have no off-balance sheet arrangements and do not guarantee the obligations of any other entity. As of December 31, 2002, we had no established banking arrangements through which we could obtain short-term financing or a line of credit. We may seek additional funding through, among other things, future collaboration agreements and public or private financing. We cannot assure you that additional financing will be available to us or, if available, that it will be available on acceptable terms.

      Our additions to property, plant, and equipment totaled $45.9 million in 2002, $9.5 million in 2001, and $6.5 million in 2000, including $33.8 million in 2002 and $2.1 million in 2001 related to the expansion of our manufacturing facilities in Rensselaer, New York. In connection with the original purchase and renovation of our Rensselaer facility, we obtained financing of $2.0 million from the New York State Urban Development Corporation. The outstanding balance on this note of $1.5 million was fully repaid in October 2001.

      We expect to incur substantial funding requirements for, among other things, research and development activities (including preclinical and clinical testing), expansion and validation of manufacturing facilities, and the acquisition of equipment. We currently anticipate that in 2003, approximately 30-50% of our expenditures will be directed toward the preclinical and clinical development of product candidates, including AXOKINE, IL-1 Trap, IL-4/13 Trap, VEGF Trap, and the angiopoietins; approximately 10-20% of our expenditures will be invested in expansion of our manufacturing facilities; approximately 10-20% of our expenditures will cover our basic research activities; approximately 5-15% of our expenditures will be directed toward the continued development of our novel technology platforms, including potential efforts to commercialize these technologies; and the remainder of our expenditures will be for general corporate purposes, including working capital. In 2003, we expect to incur approximately $50 million in capital expenditures for our expanded manufacturing, research and development activities.

      In connection with our funding requirements, the following table summarizes our contractual obligations for leases and long-term debt.

	Payments Due by Period

		Less than	1 to 3	4 to 7
	Total	one year	years	years

	(In millions)
Convertible Senior Subordinated Notes Payable	$200.0			$200.0
Capital Lease Obligations(1)	0.2	$0.2
Operating Leases(2)	14.5	5.6	$8.8	0.1

(1)	Includes amounts representing interest.

(2)	Excludes future contingent rental costs for utilities, real estate taxes, and operating expenses. In 2002, these costs were $3.6 million.

      In the future, if we are able to successfully develop, market, and sell certain of our product candidates, we may be required to pay royalties on such sales in connection with our collaboration and licensing agreements.

      We expect that expenses related to the filing, prosecution, defense, and enforcement of patent and other intellectual property claims will continue to be substantial as a result of patent filings and prosecutions in the United States and foreign countries.

      The amount we need to fund operations will depend on various factors, including the status of competitive products, the success of our research and development programs, the potential future need to expand our professional and support staff and facilities, the status of patents and other intellectual property rights, the delay or failure of a clinical trial of any of our potential drug candidates, and the continuation, extent, and success of any collaborative research arrangements (including those with Procter & Gamble, Medarex, Emisphere, and Amgen). Clinical trial costs are dependent, among other things, on the size and duration of trials, fees charged for services provided by clinical trial investigators and other third parties, the costs for manufacturing the product candidate for use in the trials, supplies, laboratory tests, and other expenses. The amount of funding that will be required for our clinical programs depends upon the results of our research and preclinical programs and early-stage clinical trials, regulatory requirements, the clinical trials underway plus additional clinical trials that we decide to initiate, and the various factors that affect the cost of each trial as described above. We believe that our existing capital resources will enable us to meet operating needs through mid-2004. However, this is a forward-looking statement based on our current operating plan, and we cannot assure you that there will be no change in projected revenues or expenses that would lead to our capital being consumed significantly before such time. If there is insufficient capital to fund all of our planned operations and activities, we believe we would prioritize available capital to fund preclinical and clinical development of our product candidates. In the event we need additional financing for the operation of our business, we will consider collaborative arrangements and additional public or private financing, including additional equity financing. Factors influencing the availability of additional financing include our progress in product development, investor perception of our prospects and the general condition of the financial markets.

Critical Accounting Policies

      We recognize revenue from contract research and development and research progress payments as we perform services or as contract research materials are accepted and meet specifications, provided a contractual arrangement exists, the contract price is fixed or determinable, and our collection of the resulting receivable is probable. In situations where we receive advance payments for contract research and development, these amounts are deferred and recognized as revenue as we perform the related services or as contract research materials are accepted and meet specifications. Non-refundable fees, including payments we receive for services, up-front licensing fees, technology fees, and research progress payments, are recognized as revenue based on the percentage of costs incurred to date, estimated costs to complete, and total expected contract revenue. However, the revenue we recognize is limited to the amount of non-refundable fees received. Non-refundable fees that we receive in consideration for granting collaborators the right to license product candidates developed by us are recognized as revenue on a straight-line basis over the term of the underlying agreements. This policy conforms with guidance provided by SAB 101. With regard to our revenues from non-refundable fees, we do not believe that changes in our assumptions of estimated costs to complete would have a material impact on the revenues we have recognized.

      We have entered into a contract manufacturing agreement with Merck under which we manufacture a vaccine intermediate at our Rensselaer, New York facility and perform services. We recognize contract manufacturing revenue from this agreement after the product is tested and approved by, and shipped (FOB Shipping Point) to, Merck, and as services are performed. In connection with the agreement, we agreed to modify portions of our Rensselaer facility to manufacture Merck’s vaccine intermediate and Merck agreed to reimburse us for the related capital costs. These capital cost payments were deferred and are recognized as revenue as product is shipped to Merck, based upon our estimate of Merck’s order quantities each year through the expected end of the agreement. Since we commenced production of the vaccine intermediate in November 1999, our estimates of Merck’s order quantities each year have not been materially different from Merck’s actual orders.

      Research and development expenses include costs directly attributable to the conduct of our research and development programs, including salaries, payroll taxes, employee benefits, materials, supplies, depreciation on and maintenance of research equipment, costs related to research collaboration and licensing agreements, the cost of services provided by outside contractors, including services related to our clinical trials, clinical trial expenses, the full cost of manufacturing drug for use in research, preclinical development, and clinical trials, expenses related to the development of manufacturing processes prior to commencing commercial production of a product under contract manufacturing arrangements, and the allocable portions of facility costs, such as rent, utilities, insurance, repairs and maintenance, depreciation, and general support services. All costs associated with research and development are expensed as incurred.

      For each clinical trial that we conduct, certain clinical trial costs, which are included in research and development expenses, are expensed based on the expected total number of patients in the trial, the rate at which patients enter the trial, and the period over which clinical investigators or contract research organizations are expected to provide services. We believe that this method best aligns the expenses we record with the efforts we expend on a clinical trial. We adjust our rate of clinical expense recognition if actual results differ from our estimates.

Future Impact of Recently Issued Accounting Standards

      In June 2002, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards No. 146 (“SFAS No. 146”) Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than on the date of an entity’s commitment to an exit plan and establishes that fair value is the objective for initial measurement of the liability. The provisions of this Statement shall be effective for exit or disposal activities initiated after December 31, 2002. Our management believes that the future adoption of this accounting standard will not have a material impact on our financial statements.

      In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148 (“SFAS No. 148”), Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123. SFAS No. 148 provides several transition provisions that may be used upon adoption of the accounting provisions of Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), Accounting for Stock-Based Compensation. SFAS No. 148 also mandates certain new disclosures, whether or not SFAS No. 123 is adopted, that are incremental to those required by SFAS No. 123. Those disclosures must be made in both interim and annual financial statements. The transition and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002, and have been adopted in this annual report on Form 10-K. The new interim disclosure provisions will be adopted in our quarterly report on Form 10-Q for the period ending March 31, 2003 and, our management believes, will not have a material impact on our financial statements.

      In November 2002, the FASB Emerging Issue Task Force finalized Issue No. 00-21 (“EITF 00-21”) Accounting for Revenue Arrangements with Multiple Deliverables, which addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF 00-21 also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Our management believes that the adoption of this accounting standard will not have a material impact on our financial statements.

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

•	Delay, difficulty, or failure of a clinical trial of any of our product candidates, including clinical trials of our product candidates AXOKINE and the IL-1 Trap. If either or both of these product candidates fail to advance in the clinic, our business will be severely harmed and our stock price will be adversely affected. A clinical trial can fail or be delayed as a result of many causes, including, among others, failure of the product candidate to demonstrate safety or efficacy, the development of serious or life-threatening adverse events (side effects) caused by or connected with exposure to the product candidate, difficulty in enrolling and maintaining subjects, lack of sufficient supplies of the product candidate, and the failure of clinical investigators, trial monitors and other consultants, or trial subjects to comply with the trial plan or protocol.

•	In addition to the safety, efficacy, manufacturing, and regulatory hurdles faced by our pharmaceutical candidates, the administration of recombinant proteins frequently causes an immune response, resulting in the creation of antibodies against the therapeutic protein. The antibodies can have no effect or can totally neutralize the effectiveness of the protein, or require that higher doses be used to obtain a therapeutic effect. In some cases, the antibody can cross react with the patient’s own proteins, resulting in an “auto-immune type” disease. Whether antibodies will be created can often not be predicted from preclinical experiments and their appearance is often delayed, so that there can be no assurance that neutralizing antibodies will not be created at a later date — in some cases even after pivotal clinical trials have been successfully completed. Subjects who have received AXOKINE and the IL-1 Trap in clinical trials have developed antibodies.

•	Delay, difficulty, or failure in obtaining regulatory approval for our products, including delays or difficulties in development because of insufficient proof of safety or efficacy or the failure to manufacture product candidates in accordance with FDA requirements.

•	Delay, difficulty, or failure of our research and development programs to produce product candidates that are scientifically or commercially appropriate for further development by us or others.

•	Cancellation or termination of material collaborative or licensing agreements (including in particular, but not limited to, the agreement with Procter & Gamble) and the resulting loss of research or other funding could have a material adverse effect on us and our operations.

•	Increased and irregular costs of development, manufacture, regulatory approval, sales, and marketing associated with the introduction of products in the late stage of development.

•	Competitive or market factors that may cause use of our products to be limited or otherwise fail to achieve broad acceptance.

•	The ability to obtain, maintain, and prosecute intellectual property rights and the cost of acquiring in-process technology and other necessary intellectual property rights, either by license, collaboration, or purchase of another entity.

•	Difficulties or high costs of obtaining adequate financing to fund the cost of developing and manufacturing product candidates.

•	Amount and rate of growth of our general and administrative expenses, and the impact of unusual charges resulting from our ongoing evaluation of our business strategies and organizational structure.

•	Failure of corporate partners to develop or commercialize successfully our products or to retain and expand the markets served by the commercial collaborations; conflicts of interest, priorities, and commercial strategies which may arise between our corporate partners and us.

•	Delays or difficulties in developing and acquiring production technology and technical and managerial personnel to manufacture novel biotechnology products in commercial quantities at reasonable costs and in compliance with applicable quality assurance and environmental regulations and governmental permitting requirements.

•	Difficulties in obtaining key raw materials and supplies for the manufacture of our product candidates.

•	Failure of service providers upon whom we rely to carry out our clinical development programs, such as contract research organizations and third parties who fill and label our clinical supplies, to perform their contractual responsibilities. These failures could lead to delays in our clinical development programs.

•	The costs and other effects of legal and administrative cases and proceedings (whether civil litigation, such as product liability, commercial, employment-related, or environmental claims, or criminal litigation), settlements, and investigations; developments or assertions by or against us relating to intellectual property rights and licenses; the issuance and use of patents and proprietary technology by us and our competitors, including the possible negative effect on our ability to develop, manufacture, and sell our products in circumstances where we are unable to obtain licenses to patents which may be required for our products.

•	Underutilization of our existing or new manufacturing facilities or of any facility expansions, resulting in inefficiencies and higher costs; start-up costs, inefficiencies, delays, and increased depreciation costs in connection with the start of production in new plants and expansions.

•	Failure to have sufficient manufacturing capacity to make clinical supplies or commercial product in a timely and cost-competitive manner. Insufficient manufacturing capacity could delay clinical trials or limit commercial sale of marketed products.

•	Health care reform, including reductions or changes in reimbursement available for prescription medications or other reforms.

•	Difficulties in attracting and retaining key personnel, especially in areas where we have little experience such as sales and marketing.

      As our scientific efforts lead to potentially promising new directions, both outside of recombinant protein therapies and into conditions or diseases outside of our current areas of experience and expertise, we will require additional internal expertise or external collaborations in areas in which we currently do not have substantial resources and personnel.

      Other parties could allege to have blocking patents covering any of our product candidates in clinical and/or pre-clinical development. For example, we are aware of certain United States and foreign patents held by third parties relating to particular IL-4 and IL-13 receptors. In addition, we are aware of a European patent that pertains to the use of CNTF for the treatment of obesity.

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

      During the conduct of clinical trials, patients report changes in their health, including illnesses, injuries, and discomforts, to their study doctor. Often, it is not possible to determine whether or not these conditions are caused by the drug being studied. Various illnesses, injuries, and discomforts have been reported from time-to-time during the clinical trials of AXOKINE, our only product candidate that has completed Phase II trials. In the ongoing Phase III study of AXOKINE, one patient was reported to have been diagnosed with Guillain-Barre Syndrome following an upper respiratory tract infection. The most frequently reported conditions during the AXOKINE Phase II trial were injection site reactions, cough, and nausea or vomiting. During the Phase I study that was conducted in 1999, some subjects developed mouth sores, also known as cold sores, when AXOKINE was given in higher doses than what is being studied in the Phase III program. These cold sores were thought to be caused by the reactivation of herpes simplex virus, or HSV. Recurrence of HSV was also reported in previous clinical studies of CNTF, AXOKINE’s parent molecule. In the Phase I AXOKINE study, one patient who had evidence of previous exposure to HSV prior to treatment and had been previously diagnosed with Bell’s palsy, had a recurrence of Bell’s palsy approximately two weeks after the patient’s last administration of AXOKINE.

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

Item 7A.     Quantitative and Qualitative Disclosure About Market Risk

      Our earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from our investment of available cash balances in investment grade corporate and U.S. government securities. We do not believe we are materially exposed to changes in interest rates. Under our current policies we do not use interest rate derivative instruments to manage exposure to interest rate changes. We estimate that a one percent change in interest rates would result in an approximately $0.7 million change in the fair market value of our investment portfolio at December 31, 2002.

Item 8.     Financial Statements and Supplementary Data

      Our financial statements required by this item are included herein as exhibits and listed under Item 14.(A)1.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

PART III

Item 10.     Directors and Officers of the Registrant

      Information with respect to directors and executive officers is incorporated by reference to the material captioned “Election of Directors,” “Executive Officers of the Registrant,” and “Compliance with Section 16(b) of the Securities Exchange Act of 1934” in the Regeneron Pharmaceuticals, Inc. Proxy Statement to be filed in connection with solicitation of proxies for our Annual Meeting of Shareholders to be held on June 13, 2003.

Item 11.     Executive Compensation

      The information called for by this item is incorporated by reference to the material captioned “Executive Compensation” and “Election of Directors” in the Regeneron Pharmaceuticals, Inc. Proxy Statement to be filed in connection with solicitation of proxies for our Annual Meeting of Shareholders to be held on June 13, 2003.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      The information called for by this item is incorporated by reference to the material captioned “Security Ownership of Management” and “Security Ownership of Certain Beneficial Owners” in the Regeneron Pharmaceuticals, Inc. Proxy Statement to be filed in connection with solicitation of proxies for our Annual Meeting of Shareholders to be held on June 13, 2003.

Item 13.     Certain Relationships and Related Transactions

      The information called for by this item is incorporated by reference to the material captioned “Certain Relationships and Related Transactions” in the Regeneron Pharmaceuticals, Inc. Proxy Statement to be filed in connection with solicitation of proxies for our Annual Meeting of Shareholders to be held on June 13, 2003.

Item 14.     Controls and Procedures

      (a) Within 90 days prior to the date of this report, we carried out an evaluation — under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer — of the effectiveness of the design and operation of Regeneron’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-5. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that Regeneron’s disclosure controls and procedures are effective.

      (b) There have been no significant changes in Regeneron’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described in the preceding paragraph.

PART IV

Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

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

           3.     Exhibits

Exhibit
Number		Description

3.1		(a)	—	Restated Certificate of Incorporation of Regeneron Pharmaceuticals, Inc. as of June 21, 1991.
3.2		(b)	—	By-Laws of the Company, currently in effect (amended as of January 22, 1995).
10.1		(c)	—	Certificate of Amendment of the Restated Certificate of Incorporation of Regeneron Pharmaceuticals, Inc., as of October 18, 1996.
10.2		(d)	—	Certificate of Amendment of the Certificate of Incorporation of Regeneron Pharmaceuticals, Inc., as of December 17, 2001.
10.3		(e)*	—	Technology Development Agreement dated as of March 20, 1989, between the Company and Sumitomo Chemical Company, Limited.
10.4		(e)*	—	Collaboration Agreement dated August 31, 1990, between the Company and Amgen Inc.
10.5		(e)	—	1990 Amended and Restated Long-Term Incentive Plan.
10.6		(d)	—	2000 Long-Term Incentive Plan.
10.6.	1		—	Amendment No. 1 to 2000 Long-Term Incentive Plan, effective as of June 14, 2002.
10.6.	2		—	Amendment No. 2 to 2000 Long-Term Incentive Plan, effective as of December 20, 2002.
10.7		(f)*	—	Research and Development Agreement dated as of June 2, 1994, between the Company and Sumitomo Pharmaceuticals Company, Ltd.
10.8		(g)*	—	Manufacturing Agreement dated as of September 18, 1995, between the Company and Merck & Co., Inc.
10.9		(h)	—	Warrant Agreement dated as of April 15, 1996, between the Company and Amgen Inc.
10.10		(h)	—	Registration Rights Agreement dated as of April 15, 1996, between the Company and Amgen Inc.
10.11		(i)	—	Rights Agreement, dated as of September 20, 1996, between Regeneron Pharmaceuticals, Inc. and Chase Mellon Shareholder Services LLC, as Rights Agent, including the form of Rights Certificate as Exhibit B thereto.
10.12		(j)	—	Stock Purchase Agreement dated as of December 11, 1996, between the Company and Procter & Gamble Pharmaceuticals, Inc.
10.13		(j)	—	Registration Rights Agreement dated as of December 11, 1996, between the Company and Procter & Gamble Pharmaceuticals, Inc.
10.14		(k)	—	Securities Purchase Agreement dated as of May 13, 1997, between the Company and The Procter & Gamble Company.
10.15		(k)	—	Warrant Agreement dated as of May 13, 1997, between the Company and The Procter & Gamble Company.
10.16		(k)	—	Registration Rights Agreement dated as of May 13, 1997, between the Company and The Procter & Gamble Company.
10.17			—	Employment Agreement, dated as of December 20, 2002, between the Company and Leonard S. Schleifer, M.D., Ph.D.
10.18		(l)	—	Indenture, dated as of October 17, 2001, between Regeneron Pharmaceuticals, Inc. and American Stock Transfer & Trust Company, as trustee.
10.19		(l)	—	Pledge Agreement, dated as of October 17, 2001, between Regeneron Pharmaceuticals, Inc. and American Stock Transfer & Trust Company, as trustee.

Exhibit
Number		Description

10.20		(l)	—	Registration Rights Agreement, dated as of October 17, 2001, among Regeneron Pharmaceuticals, Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Robertson Stephens, Inc.
10.21	*	(m)	—	Focused Collaboration Agreement, dated as of December 31, 2000, by and between the Company and The Procter & Gamble Company.
10.22	*	(m)	—	IL-1 License Agreement, dated June 26, 2002, by and among the Company, Immunex Corporation, and Amgen Inc.
23.1			—	Consent of PricewaterhouseCoopers LLP, Independent Accountants.
23.2			—	Consent of Ernst & Young LLP, Independent Auditors.
99.1			—	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Description:

(a)	Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc. for the quarter ended June 30, 1991, filed August 13, 1991.

(b)	Incorporated by reference from the Form 10-K for Regeneron Pharmaceuticals, Inc. for the fiscal year ended December 31, 1994, filed March 30, 1995.

(c)	Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc. for the quarter ended September 30, 1996, filed November 5, 1996.

(d)	Incorporated by reference from the Form 10-K for Regeneron Pharmaceuticals, Inc. for the fiscal year ended December 31, 2001, filed March 22, 2002.

(e)	Incorporated by reference from the Company’s registration statement on Form S-1 (file number 33-39043).

(f)	Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc. for the quarter ended September 30, 1994, filed November 14, 1994.

(g)	Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc. for the quarter ended September 30, 1995, filed November 14, 1995.

(h)	Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc. for the quarter ended June 30, 1996, filed August 14, 1996.

(i)	Incorporated by reference from the Form 8-A for Regeneron Pharmaceuticals, Inc. filed October 15, 1996.

(j)	Incorporated by reference from the Form 10-K for Regeneron Pharmaceuticals, Inc. for the fiscal year ended December 31, 1996, filed March 26, 1997.

(k)	Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc. for the quarter ended June 30, 1997, filed August 12, 1997.

(l)	Incorporated by reference from the Company’s registration statement on Form S-3 (file number 333-74464).

(m)	Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc. for the quarter ended June 30, 2002, filed August 13, 2002.

*	Portions of this document have been omitted and filed separately with the Commission pursuant to requests for confidential treatment pursuant to Rule 24b-2.

      (B) Reports on Form 8-K

      Form 8-K, filed January 21, 2003:     On January 7, 2003, we issued a press release announcing that we had completed the 12-month efficacy phase of our AXOKINE® Phase III pivotal trial for the treatment of obesity. On January 7, 2003, we issued a press release announcing that we had received fast track designation from the U.S. Food and Drug Administration, or FDA, for a component of the development program of AXOKINE® for obesity. The designation covers treatment of severely obese people who are unresponsive to, intolerant of, or unsuitable candidates for certain FDA approved medicines for long-term treatment of obesity. On January 17, 2003, we issued a press release announcing that Arthur F. Ryan had been elected to Regeneron’s Board of Directors.

      Form 8-K, filed February 6, 2003:     On January 30, 2003, we issued a press release announcing our fourth quarter and full year 2002 financial and operating results.

SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGENERON PHARMACEUTICALS, INC.

By:	/s/ LEONARD S. SCHLEIFER

Leonard S. Schleifer, M.D., Ph.D.
President and Chief Executive Officer

Dated:	New York, New York

March 31, 2003

POWER OF ATTORNEY

      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Leonard S. Schleifer, President and Chief Executive Officer, and Murray A. Goldberg, Senior Vice President, Finance & Administration, Chief Financial Officer, Treasurer, and Assistant Secretary, and each of them, his true and lawful attorneys-in-fact and agents, with the full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or either of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title

/s/ LEONARD S. SCHLEIFER Leonard S. Schleifer, M.D., Ph.D.	President, Chief Executive Officer, and Director (Principal Executive Officer)

/s/ MURRAY A. GOLDBERG Murray A. Goldberg	Senior Vice President, Finance & Administration, Chief Financial Officer, Treasurer, and Assistant Secretary (Principal Financial Officer)

/s/ DOUGLAS S. MCCORKLE Douglas S. McCorkle	Controller and Assistant Treasurer (Principal Accounting Officer)

/s/ GEORGE D. YANCOPOULOS George D. Yancopoulos, M.D., Ph.D.	Executive Vice President, Chief Scientific Officer, President, Regeneron Research Laboratories, and Director

/s/ P. ROY VAGELOS P. Roy Vagelos, M.D.	Chairman of the Board

/s/ CHARLES A. BAKER Charles A. Baker	Director

/s/ MICHAEL S. BROWN Michael S. Brown, M.D.	Director

/s/ ALFRED G. GILMAN Alfred G. Gilman, M.D., Ph.D.	Director

Signature	Title

/s/ JOSEPH L. GOLDSTEIN Joseph L. Goldstein, M.D.	Director

/s/ ARTHUR F. RYAN Arthur F. Ryan	Director

/s/ ERIC M. SHOOTER Eric M. Shooter, Ph.D.	Director

/s/ GEORGE L. SING George L. Sing	Director

CERTIFICATIONS

I, Leonard S. Schleifer, certify that:

1. I have reviewed this annual report on Form 10-K of Regeneron Pharmaceuticals, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within the registrant, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ LEONARD S. SCHLEIFER

Leonard S. Schleifer, M.D., Ph.D.
President and Chief Executive Officer

Date: March 31, 2003

I, Murray A. Goldberg, certify that:

1. I have reviewed this annual report on Form 10-K of Regeneron Pharmaceuticals, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within the registrant, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ MURRAY A. GOLDBERG

Murray A. Goldberg
Senior Vice President, Finance & Administration, Chief Financial Officer, Treasurer, and Assistant Secretary

Date: March 31, 2003

REGENERON PHARMACEUTICALS, INC.

INDEX TO FINANCIAL STATEMENTS

Page
Numbers

REGENERON PHARMACEUTICALS, INC.
Report of Independent Accountants	F- 2
Balance Sheets at December 31, 2002 and 2001	F- 3
Statements of Operations for the years ended December 31, 2002, 2001, and 2000	F- 4
Statements of Stockholders’ Equity for the years ended December 31, 2002, 2001, and 2000	F- 5
Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000	F- 7
Notes to Financial Statements	F-8 to F- 29

AMGEN-REGENERON PARTNERS
Report of Ernst & Young LLP, Independent Auditors	F- 30
Balance Sheets at December 31, 2002 (unaudited) and 2001	F- 31
Statements of Operations for the years ended December 31, 2002 (unaudited), 2001, and 2000	F- 32
Statements of Changes in Partners’ Capital (Deficit) for the years ended December 31, 2002 (unaudited), 2001, and 2000	F- 33
Statements of Cash Flows for the years ended December 31, 2002 (unaudited), 2001, and 2000	F- 34
Notes to Financial Statements	F-35 to F- 36

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of

Regeneron Pharmaceuticals, Inc.:

      In our opinion, based upon our audits and the report of other auditors, the accompanying balance sheets and the related statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Regeneron Pharmaceuticals, Inc. (the “Company”) at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Amgen-Regeneron Partners (the “Partnership”), an entity which is fifty percent owned by the Company, as of December 31, 2001 and for each of the two years in the period ended December 31, 2001. The Company’s investment in the Partnership is accounted for in accordance with the equity method of accounting. At December 31, 2001, its investment constitutes less than one percent of the Company’s assets. For the years ended December 31, 2001 and 2000, the Company recorded its pro rata share of the Partnership’s net loss of approximately $1.0 million and $4.6 million, respectively. The Partnership’s financial statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for the Partnership, is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for the opinion expressed above.

      As discussed in Note 2 to the financial statements, during the year ended December 31, 2000, the Company changed its method of accounting for revenue recognition.

PricewaterhouseCoopers LLP

New York, New York

January 29, 2003, except for Note 19 for
which the date is March 31, 2003.

REGENERON PHARMACEUTICALS, INC.

BALANCE SHEETS
December 31, 2002 and 2001

	2002	2001

	(In thousands,
	except share data)
ASSETS
Current assets
Cash and cash equivalents	$80,077	$247,393
Marketable securities	173,282	126,796
Restricted marketable securities	10,912	10,890
Accounts receivable	4,017	2,975
Prepaid expenses and other current assets	1,829	2,159
Inventory	6,831	3,973

Total current assets	276,948	394,186
Marketable securities	20,402	32,420
Restricted marketable securities	10,573	20,884
Property, plant, and equipment, at cost, net of accumulated depreciation and amortization	76,825	39,448
Other assets	6,826	8,459

Total assets	$391,574	$495,397

LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$30,309	$14,830
Deferred revenue, current portion	9,659	6,766
Capital lease obligations, current portion	150	426

Total current liabilities	40,118	22,022
Deferred revenue	5,475	6,870
Capital lease obligations		150
Notes payable	200,000	200,000
Commitments and contingencies
Stockholders’ equity
Preferred stock, $.01 par value; 30,000,000 shares authorized; issued and outstanding — none
Class A Stock, convertible, $.001 par value; 40,000,000 shares authorized; 2,491,181 shares issued and outstanding in 2002 2,562,689 shares issued and outstanding in 2001	2	3
Common Stock, $.001 par value; 160,000,000 shares authorized; 41,746,133 shares issued and outstanding in 2002 41,264,280 shares issued and outstanding in 2001	42	41
Additional paid-in capital	573,184	567,624
Unearned compensation	(3,643)	(2,789)
Accumulated deficit	(424,075)	(299,698)
Accumulated other comprehensive income	471	1,174

Total stockholders’ equity	145,981	266,355

Total liabilities and stockholders’ equity	$391,574	$495,397

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2002, 2001, and 2000

	2002	2001	2000

	(In thousands, except per share data)
Revenues
Contract research and development	$10,924	$12,071	$36,478
Research progress payments			6,200
Contract manufacturing	11,064	9,902	16,598

	21,988	21,973	59,276

Expenses
Research and development	124,926	91,540	60,559
Contract manufacturing	6,483	6,509	15,566
General and administrative	12,532	9,607	8,427

	143,941	107,656	84,552

Loss from operations	(121,953)	(85,683)	(25,276)

Other income (expense)
Investment income	9,462	13,162	8,480
Loss in Amgen-Regeneron Partners	(27)	(1,002)	(4,575)
Interest expense	(11,859)	(2,657)	(281)

	(2,424)	9,503	3,624

Net loss before cumulative effect of a change in accounting principle	(124,377)	(76,180)	(21,652)
Cumulative effect of adopting Staff Accounting Bulletin 101 (“SAB 101”)			(1,563)

Net loss	$(124,377)	$(76,180)	$(23,215)

Net loss per share amounts, basic and diluted:
Net loss before cumulative effect of a change in accounting principle	$(2.83)	$(1.81)	$(0.62)
Cumulative effect of adopting SAB 101			(0.04)

Net loss	$(2.83)	$(1.81)	$(0.66)

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2002, 2001, and 2000

								Accumulated
	Class A Stock		Common Stock		Additional			Other	Total
					Paid-in	Unearned	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Income (Loss)	Equity	Loss

	(In thousands, except per share data)
Balance, December 31, 1999	3,605	$4	27,818	$28	$310,296		$(200,303)	$(493)	$109,532
Issuance of Common Stock in a public offering at $29.75 per share			2,600	3	77,347				77,350
Cost associated with issuance of equity securities					(4,496)				(4,496)
Issuance of Common Stock in connection with exercise of stock options, net of shares tendered			707	1	4,445				4,446
Net issuance of Common Stock to Amgen Inc. in connection with a cashless exercise of warrants			478
Issuance of Common Stock to The Procter & Gamble Company			574		17,065				17,065
Net issuance of Common Stock to The Procter & Gamble Company in connection with a cashless exercise of warrants			939	1	(1)
Issuance of Common Stock in connection with Company 401(k) Savings Plan contribution			54		421				421
Conversion of Class A Stock to Common Stock	(992)	(1)	992	1
Issuance of restricted Common Stock under Long-Term Incentive Plan			35		1,314	$(1,314)
Net loss, 2000							(23,215)		(23,215)	$(23,215)
Change in net unrealized gain/loss on marketable securities								1,027	1,027	1,027

Balance, December 31, 2000	2,613	3	34,197	34	406,391	(1,314)	(223,518)	534	182,130	$(22,188)

Issuance of Common Stock in a public offering at $25.00 per share			6,630	7	165,743				165,750
Cost associated with issuance of equity securities					(9,096)				(9,096)
Issuance of Common Stock in connection with exercise of stock options, net of shares tendered			254		1,868				1,868
Issuance of Common Stock to Medtronic, Inc. in connection with a cashless exercise of warrants			37
Issuance of Common Stock in connection with Company 401(k) Savings Plan contribution			17		477				477
Conversion of Class A Stock to Common Stock	(50)		50
Issuance of restricted Common Stock under Long-Term Incentive Plan, net of forfeitures			79		2,207	(2,207)
Amortization of unearned compensation						732			732
Issuance of stock options in consideration for consulting services					34				34
Net loss, 2001							(76,180)		(76,180)	$(76,180)
Change in net unrealized gain/loss on marketable securities								640	640	640

Balance, December 31, 2001	2,563	3	41,264	41	567,624	(2,789)	(299,698)	1,174	266,355	$(75,540)

(Continued)

REGENERON PHARMACEUTICALS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY — (Continued)

For the Years Ended December 31, 2002, 2001, and 2000

								Accumulated
	Class A Stock		Common Stock		Additional			Other	Total
					Paid-in	Unearned	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Income (Loss)	Equity	Loss

	(In thousands, except per share data)
Issuance of Common Stock in connection with exercise of stock options, net of shares tendered			251		2,149				2,149
Issuance of Common Stock in connection with Company 401(k) Savings Plan contribution			22		764				764
Conversion of Class A Stock to Common Stock	(72)	(1)	72	1
Issuance of restricted Common Stock under Long-Term Incentive Plan, net of forfeitures			137		2,644	(2,644)
Amortization of unearned compensation						1,790			1,790
Issuance of stock options in consideration for consulting services					3				3
Net loss, 2002							(124,377)		(124,377)	$(124,377)
Change in net unrealized gain/loss on marketable securities								(703)	(703)	(703)

Balance, December 31, 2002	2,491	$2	41,746	$42	$573,184	$(3,643)	$(424,075)	$471	$145,981	$(125,080)

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2002, 2001, and 2000

	2002	2001	2000

	(In thousands)
Cash flows from operating activities
Net loss	$(124,377)	$(76,180)	$(23,215)

Adjustments to reconcile net loss to net cash used in operating activities
Loss in Amgen-Regeneron Partners	27	1,002	4,575
Depreciation and amortization	8,454	6,077	4,421
Non-cash compensation expense	1,793	766
Cumulative effect of a change in accounting principle			1,563
Changes in assets and liabilities
(Increase) decrease in accounts receivable	(1,042)	10,860	(13,545)
Decrease (increase) in prepaid expenses and other assets	157	(3,110)	(5,451)
(Increase) decrease in inventory	(1,732)	(941)	4,050
Increase (decrease) in deferred revenue	1,498	(87)	(3,656)
Increase in accounts payable, accrued expenses, and other liabilities	4,699	4,293	3,348

Total adjustments	13,854	18,860	(4,695)

Net cash used in operating activities	(110,523)	(57,320)	(27,910)

Cash flows from investing activities
Purchases of marketable securities	(234,463)	(159,731)	(104,898)
Purchases of restricted marketable securities	(5,514)	(31,620)
Sales or maturities of marketable securities	199,317	124,189	53,717
Maturities of restricted marketable securities	16,514
Capital expenditures	(34,370)	(8,223)	(6,495)

Net cash used in investing activities	(58,516)	(75,385)	(57,676)

Cash flows from financing activities
Net proceeds from the issuance of stock	2,149	158,522	94,365
Net proceeds from the issuance of convertible notes		192,703
Principal payments on note payable		(1,533)	(62)
Capital lease payments	(426)	(572)	(1,436)

Net cash provided by financing activities	1,723	349,120	92,867

Net (decrease) increase in cash and cash equivalents	(167,316)	216,415	7,281
Cash and cash equivalents at beginning of period	247,393	30,978	23,697

Cash and cash equivalents at end of period	$80,077	$247,393	$30,978

Supplemental disclosure of cash flow information
Cash paid for interest	$11,038	$161	$274

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2002, 2001, and 2000
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

      Costs of construction of certain long-lived assets include capitalized interest which is amortized over the estimated useful life of the related asset. The Company capitalized interest costs of $0.2 million in 2002.

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

     Revenue Recognition and Change in Accounting Principle

a.	Contract Research and Development and Research Progress Payments

      On January 1, 2000, the Company changed its method of accounting for revenue recognition to conform with the guidance provided by Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”). Effective January 1, 2000, the Company recognizes revenue from contract research and development and research progress payments as services are performed or as contract research materials are accepted and meet specifications, provided a contractual arrangement exists, the contract price is fixed or determinable, and the collection of the resulting receivable is probable. In situations where the Company receives advance payment for contract research and development, such amounts are deferred and recognized as revenue as services are performed or as contract research materials are accepted and meet specifications. Gross margin on contract research and development revenue is immaterial. Non-refundable fees, including payments for services, up-front licensing fees, technology fees, and research progress payments (collectively,

REGENERON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, dollars in thousands, except per share data)

“Non-refundable Fees”), are recognized as revenue based on the percentage of costs incurred to date, estimated costs to complete, and total expected contract revenue. However, revenue recognized is limited to the amount of Non-refundable Fees received. Non-refundable Fees received in consideration for granting collaborators the right to license product candidates developed by the Company are recognized as revenue on a straight-line basis over the term of the underlying agreements.

      Prior to January 1, 2000, the Company recognized revenue as described above, except that certain Non-refundable Fees were recognized as revenue when there were no additional contractual services to be provided or costs to be incurred by the Company in connection with the Non-refundable Fee.

      The cumulative effect of adopting SAB 101 at January 1, 2000 amounted to $1.6 million of additional loss, with a corresponding increase to deferred revenue that is being recognized in subsequent periods, of which $0.4 million was included in contract research and development revenue in each of 2002, 2001, and 2000. The $1.6 million represents a portion of a 1989 payment received from Sumitomo Chemical Co., Ltd. in consideration for a fifteen year limited right of first negotiation to license up to three of the Company’s product candidates in Japan (see Note 10b). The effect of income taxes on the cumulative effect adjustment was immaterial.

b.	Contract Manufacturing

      The Company has entered into contract manufacturing agreements under which it manufactures products and performs services for third parties. Contract manufacturing revenue is recognized as products are shipped and as services are performed (see Notes 10b and 11).

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

     Patents

      As a result of the Company’s research and development efforts, it has obtained, applied, or is applying for a number of patents to protect proprietary technology and inventions. All costs associated with patents are expensed as incurred.

     Research and Development Expenses

      Research and development expenses include costs directly attributable to the conduct of research and development programs, including the cost of salaries, payroll taxes, employee benefits, materials, supplies, depreciation on and maintenance of research equipment, costs related to research collaboration and licensing agreements (see Note 9e), the cost of services provided by outside contractors, including services related to the Company’s clinical trials, clinical trial expenses, the full cost of manufacturing drug for use in research, preclinical development, and clinical trials, expenses related to the development of manufacturing processes prior to commencing commercial production of a product under contract manufacturing arrangements, and the allocable portions of facility costs, such as rent, utilities, insurance, repairs and maintenance, depreciation, and general support services. All costs associated with research and development are expensed as incurred.

REGENERON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, dollars in thousands, except per share data)

      For each clinical trial that the Company conducts, certain clinical trial costs, which are included in research and development expenses, are expensed based on the expected total number of patients in the trial, the rate at which patients enter the trial, and the period over which clinical investigators or contract research organizations are expected to provide services. The Company adjusts its rate of clinical expense recognition if actual results differ from the Company’s estimates.

     Net Loss Per Share

      Net loss per share, basic and diluted, is computed on the basis of the net loss for the period divided by the weighted average number of shares of Common Stock and Class A Stock outstanding during the period. The diluted net loss per share for all periods presented excludes the number of shares issuable upon conversion of outstanding convertible debt and exercise of outstanding stock options and warrants, since such inclusion would be antidilutive. Disclosures required by Statement of Financial Accounting Standards No. 128, Earnings per Share, have been included in Note 16.

     Income Taxes

      The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined on the basis of the difference between the tax basis of assets and liabilities and their respective financial reporting amounts (“temporary differences”) at enacted tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is established for deferred tax assets for which realization is uncertain. See Note 14.

     Comprehensive Loss

      Comprehensive loss represents the change in net assets of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss of the Company includes net loss adjusted for the change in net unrealized gain or loss on marketable securities. The net effect of income taxes on comprehensive loss is immaterial. Comprehensive losses for the years ended December 31, 2002, 2001, and 2000 have been included in the Statements of Stockholders’ Equity.

     Concentrations of Credit Risk

      Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents, marketable securities, restricted marketable securities, and receivables from The Procter & Gamble Company and Merck & Co., Inc. The Company generally invests its excess cash in obligations of the U.S. government and its agencies, bank deposits, investment grade debt securities issued by corporations, governments, and financial institutions, and money market funds that invest in these instruments. The Company has established guidelines that relate to credit quality, diversification, and maturity, and that limit exposure to any one issue of securities.

     Risks and Uncertainties

      Regeneron has had no sales of its products and there is no assurance that the Company’s research and development efforts will be successful, that the Company will ever have commercially approved products, or that the Company will achieve significant sales of any such products. In January 2001, Amgen-Regeneron Partners, a partnership equally owned by the Company and Amgen Inc., discontinued all clinical development of one product following notification that the product did not provide a therapeutic advantage to patients in clinical trials (see Note 10a). The Company has incurred net losses and negative cash flows from operations since its inception, and revenues to date have been limited to payments for research from four collaborators

REGENERON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, dollars in thousands, except per share data)

and for contract manufacturing from two pharmaceutical companies and investment income (see Notes 10 and 11). The Company operates in an environment of rapid change in technology and is dependent upon the services of its employees, consultants, collaborators, and certain third-party suppliers of materials. Regeneron, as licensee, licenses certain technologies that are important to the Company’s business which impose various obligations on the Company. If Regeneron fails to comply with these requirements, licensors may have the right to terminate the Company’s licenses.

      Contract research and development revenue in 2002 was primarily earned from The Procter & Gamble Company under a long-term collaboration agreement (see Note 10d). Procter & Gamble is obligated to provide payments to fund Regeneron research of $2.5 million per quarter, before adjustments for inflation, through December 2005, with no further research obligations by either party thereafter. Contract manufacturing revenue in 2002 was earned from Merck & Co., Inc. under a long-term manufacturing agreement that is expected to extend until November 2005 (see Note 11). Merck may terminate the agreement with at least one year’s notice without penalty.

      The Company has entered into a license and supply agreement with Nektar Therapeutics under which Nektar is the only supplier of a pegylated reagent used to formulate pegylated AXOKINE, one of our product candidates.

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

      The Company has stock-based incentive plans, which are more fully described in Note 12a. The following table illustrates the effect on the Company’s net loss and net loss per share had compensation costs for the incentive plans been determined in accordance with the fair value based method of accounting for stock-based compensation as prescribed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). Since option grants awarded during 2002, 2001, and 2000 vest over several years and additional awards are expected to be issued in the future, the pro forma results shown below are not likely to be representative of the effects on future years of the application of the fair value based method.

REGENERON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, dollars in thousands, except per share data)

	2002	2001	2000

Net loss, as reported	$(124,377)	$(76,180)	$(23,215)
Add: Stock-based employee compensation expense included in reported net loss	1,790	732
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(45,676)	(32,890)	(10,508)

Pro forma net loss	$(168,263)	$(108,338)	$(33,723)

Net loss per share amounts, basic and diluted:
As reported	$(2.83)	$(1.81)	$(0.66)

Pro forma	$(3.83)	$(2.57)	$(0.96)

      Other disclosures required by SFAS No. 123 have been included in Note 12a.

     Statement of Cash Flows

      Supplemental disclosure of noncash investing and financing activities:

      In 2002, 2001, and 2000, the Company awarded 139,611, 80,535, and 34,785 shares, respectively, of Restricted Stock under the Regeneron Pharmaceuticals, Inc. Long-Term Incentive Plan (see Note 12a). The Company records unearned compensation in Stockholders’ Equity related to these awards based on the fair market value of shares of the Company’s Common Stock on the grant date of the Restricted Stock award, which is expensed, on a pro rata basis, over the approximately two year period that the restrictions on these shares lapse. In 2002 and 2001, the Company recognized $1.8 million and $0.7 million, respectively, of compensation expense related to Restricted Stock awards. No stock-based compensation expense was recognized in 2000.

      Included in accounts payable and accrued expenses at December 31, 2002, 2001, and 2000 were $13.5 million, $1.9 million, and $0.7 million of capital expenditures, respectively.

      Included in accounts payable and accrued expenses at December 31, 2001, 2000, and 1999 were $0.8 million, $0.5 million, and $0.4 million, respectively, of accrued 401(k) Savings Plan contribution expense. During the first quarter of 2002, 2001, and 2000, the Company contributed 21,953, 17,484, and 54,003 shares, respectively, of Common Stock to the 401(k) Savings Plan in satisfaction of these obligations.

      Included in marketable securities at December 31, 2002, 2001, and 2000 were $2.0 million, $2.0 million, and $2.3 million of accrued interest income, respectively.

     Reclassifications

      Certain reclassifications have been made to the financial statements for 2001 and 2000 to conform with the current year’s presentation.

     Future Impact of Recently Issued Accounting Standards

      In June 2002, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards No. 146 (“SFAS No. 146”), Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a

REGENERON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, dollars in thousands, except per share data)

Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than on the date of an entity’s commitment to an exit plan and establishes that fair value is the objective for initial measurement of the liability. The provisions of this Statement shall be effective for exit or disposal activities initiated after December 31, 2002. Management believes that the future adoption of this accounting standard will not have a material impact on the Company’s financial statements.

      In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148 (“SFAS No. 148”), Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123. SFAS No. 148 provides several transition provisions that may be used upon adoption of the accounting provisions of SFAS No. 123. SFAS No. 148 also mandates certain new disclosures, whether or not SFAS No. 123 is adopted, that are incremental to those required by SFAS No. 123. Those disclosures must be made in both interim and annual financial statements. The transition and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002, and have been adopted in the Company’s annual report on Form 10-K for the year ended December 31, 2002. The new interim disclosure provisions will be adopted in the Company’s quarterly report on Form 10-Q for the period ending March 31, 2003 and, management believes, will not have a material impact on the Company’s financial statements.

      In November 2002, the FASB Emerging Issue Task Force finalized Issue No. 00-21 (“EITF 00-21”) Accounting for Revenue Arrangements with Multiple Deliverables, which addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF 00-21 also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Management believes that the adoption of this accounting standard will not have a material impact on the Company’s financial statements.

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

REGENERON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, dollars in thousands, except per share data)

      The following tables summarize the amortized cost basis of marketable securities, the aggregate fair value of marketable securities, and gross unrealized holding gains and losses at December 31, 2002 and 2001:

			Unrealized Holding
	Amortized	Fair
	Cost Basis	Value	Gains	(Losses)	Net

At December 31, 2002
Maturities within one year
Corporate debt securities	$69,531	$69,580	$99	$(50)	$49
U.S. government securities	98,057	98,410	353		353
Asset-backed securities	3,059	3,067	8		8
Foreign government securities	2,225	2,225

	172,872	173,282	460	(50)	410

Maturities between one and two years
Corporate debt securities	6,015	6,007		(8)	(8)
U.S. government securities	2,047	2,131	84		84
Asset-backed securities	12,279	12,264	15	(30)	(15)

	20,341	20,402	99	(38)	61

	$193,213	$193,684	$559	$(88)	$471

At December 31, 2001
Maturities within one year
Corporate debt securities	$66,397	$66,742	$351	$(6)	$345
U.S. government securities	59,419	60,054	635		635

	125,816	126,796	986	(6)	980

Maturities between one and three years
Corporate debt securities	18,149	18,186	83	(46)	37
U.S. government securities	14,077	14,234	157		157

	32,226	32,420	240	(46)	194

	$158,042	$159,216	$1,226	$(52)	$1,174

      Realized gains and losses are included as a component of investment income. For the years ended December 31, 2002, 2001, and 2000, gross realized gains and losses were not significant. In computing realized gains and losses, the Company computes the cost of its investments on a specific identification basis. Such cost includes the direct costs to acquire the securities, adjusted for the amortization of any discount or premium. The fair value of marketable securities has been estimated based on quoted market prices.

REGENERON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, dollars in thousands, except per share data)

4.     Accounts Receivable

      Accounts receivable as of December 31, 2002 and 2001 consist of the following:

	2002	2001

Receivable due from The Procter & Gamble Company (see Note 10d)	$2,610	$2,665
Receivable due from Merck & Co. Inc. (see Note 11)	1,404	63
Receivable due from Amgen-Regeneron Partners (see Note 10a)	3	247

	$4,017	$2,975

5.     Inventories

      Inventory balances at December 31, 2002 and 2001 consist of raw materials, work-in process, and finished products associated with the production of an intermediate for a Merck & Co., Inc. pediatric vaccine under a long-term manufacturing agreement (see Note 11).

      Inventories as of December 31, 2002 and 2001 consist of the following:

	2002		2001

Raw materials	$357		$374
Work-in process	261	(1)	227	(3)
Finished products	6,213	(2)	3,372

	$6,831		$3,973

(1)	Net of reserves of $30 thousand.

(2)	Net of reserves of $1.2 million.

(3)	Net of reserves of $0.2 million.

6.     Property, Plant, and Equipment

      Property, plant, and equipment as of December 31, 2002 and 2001 consist of the following:

	2002	2001

Land	$475	$475
Building and improvements	32,547	32,415
Leasehold improvements	14,224	12,388
Construction-in-progress	38,645	2,130
Laboratory and other equipment	36,762	30,503
Furniture, fixtures, and computer equipment	4,540	4,498

	127,193	82,409
Less, accumulated depreciation and amortization	(50,368)	(42,961)

	$76,825	$39,448

      Depreciation and amortization expense on property, plant, and equipment amounted to $8.5 million, $7.0 million, and $5.8 million, for the years ended December 31, 2002, 2001, and 2000, respectively. Included in these amounts were $1.1 million, $1.1 million, and $1.4 million of depreciation and amortization expense related to contract manufacturing that was capitalized into inventory for the years ended December 31, 2002, 2001, and 2000, respectively.

REGENERON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, dollars in thousands, except per share data)

7.     Accounts Payable and Accrued Expenses

      Accounts payable and accrued expenses as of December 31, 2002 and 2001 consist of the following:

	2002	2001

Accounts payable	$13,297	$3,007
Accrued payroll and related costs	4,162	3,662
Accrued clinical trial expense	4,515	2,583
Accrued capital expenditures	4,322	1,022
Accrued expenses, other	1,721	2,264
Interest payable on convertible notes	2,292	2,292

	$30,309	$14,830

8.     Stockholders’ Equity

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

      In October 2001, the Company completed a private placement of $200 million aggregate principal amount of senior subordinated notes, which are convertible into shares of the Company’s Common Stock. See Note 9d.

9.     Commitments and Contingencies

     a.     Operating Leases

      The Company leases and subleases laboratory, manufacturing, and office facilities in Tarrytown, New York under operating lease agreements which expire through December 2006 and contain renewal options to extend the leases on certain facilities through December 2014. The Company also leases manufacturing, office, and warehouse facilities in Rensselaer, New York under an operating lease agreement which expires in July 2007 and contains renewal options to extend the lease for two additional five-year terms and a purchase option. The leases provide for base rent plus additional rental charges for utilities, taxes, and operating expenses, as defined.

      The Company leases certain laboratory and office equipment under operating leases which expire at various times through 2006.

      At December 31, 2002, the future minimum noncancelable lease commitments under operating leases were as follows:

December 31,	Facilities	Equipment	Total

2003	$5,344	$214	$5,558
2004	5,298	127	5,425
2005	1,810	56	1,866
2006	1,495	13	1,508
2007	159	—	159

	$14,106	$410	$14,516

      Rent expense under operating leases was:

Year Ending December 31,	Facilities	Equipment	Total

2002	$4,556	$257	$4,813
2001	3,455	249	3,704
2000	2,898	186	3,084

REGENERON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, dollars in thousands, except per share data)

      In addition to its rent expense for various facilities, the Company paid additional rental charges for utilities, real estate taxes, and operating expenses of $3.6 million, $3.0 million, and $2.1 million for the years ended December 31, 2002, 2001, and 2000, respectively.

     b.     Capital Leases

      The Company leases equipment under noncancelable capital leases. Lease terms are generally four years after which, for certain leases, the Company purchases the equipment at amounts defined by the agreements.

      As of December 31, 2002, one capital lease remains outstanding, with minimum rental payments as follows:

Minimum
Rental Payments

Year ending December 31, 2003	$153
Less, amounts representing interest	(3)

Present value of net minimum capital lease payments	$150

      Leased equipment and building improvements included in property, plant, and equipment was $1.1 million and $1.6 million at December 31, 2002 and 2001, respectively; related accumulated depreciation was $0.9 million and $1.1 million for the same respective periods.

     c.     Note Payable

      In 1994, the Company borrowed $2.0 million from the New York State Urban Development Corporation. The terms of the note provided for monthly payments of principal and interest through December 2014. Outstanding borrowings accrued interest at an effective interest rate of approximately 6.4%. The note was collateralized by a first mortgage on the Company’s land, building, and improvements in Rensselaer, New York. In October 2001, the remaining principal balance on this note of $1.5 million was paid in full.

     d.     Convertible Debt

      In October 2001, the Company issued $200 million aggregate principal amount of convertible senior subordinated notes (“Notes”) in a private placement for proceeds to the Company, after deducting the initial purchasers’ discount and out-of-pocket expenses, of $192.7 million. The Notes bear interest at 5.5% per annum, payable semi-annually, and mature on October 17, 2008. The Notes are convertible, at the option of the holder at any time, into shares of the Company’s Common Stock at a conversion price of approximately $30.25 per share, subject to adjustment in certain circumstances. Regeneron may redeem the Notes, in whole or in part, at any time before October 17, 2004 if the closing price of the Company’s Common Stock has exceeded 150% of the conversion price then in effect for a specified period of time (“Early Redemption”). Upon any such Early Redemption, the Company is required to pay interest that would have been due up through October 17, 2004. Regeneron may also redeem some or all of the Notes at any time on or after October 17, 2004 if the closing price of the Company’s Common Stock has exceeded 140% of the conversion price then in effect for a specified period of time. The fair market value of the Notes fluctuates over time. The estimated fair value of the Notes at December 31, 2002 was approximately $182.8 million.

      With respect to the Notes, the Company pledged as collateral $31.6 million of U.S. government securities (“Restricted Marketable Securities”) with maturities at various dates through October 2004. At December 31, 2002, the balance of the Restricted Marketable Securities had an amortized cost basis of $21.5 million, due to scheduled interest payments made on the Notes in 2002. Upon maturity, the proceeds of the Restricted

REGENERON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, dollars in thousands, except per share data)

Marketable Securities will be sufficient to pay the scheduled interest payments on the Notes when due in 2003 and 2004. The Company considers its Restricted Marketable Securities to be “held-to-maturity,” as defined by Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. These securities are reported at their amortized cost, which includes the direct costs to acquire the securities, plus the amortization of any discount or premium, and accrued interest earned on the securities.

      The following table summarizes the amortized cost basis and aggregate fair value of Restricted Marketable Securities, and gross unrealized holding gains and losses, at December 31, 2002 and 2001. Fair value has been estimated based on quoted market prices.

			Unrealized Holding
	Amortized	Fair
	Cost Basis	Value	Gains	(Losses)	Net

At December 31, 2002
Maturities within one year
U.S. government securities	$10,912	$10,963	$51		$51
Maturities between one and two years
U.S. government securities	10,573	10,803	230		230

	$21,485	$21,766	$281		$281

At December 31, 2001
Maturities within one year
U.S. government securities	$10,890	$10,936	$46		$46
Maturities between one and three years
U.S. government securities	20,884	20,750	9	$(143)	(134)

	$31,774	$31,686	$55	$(143)	$(88)

     e.     Research Collaboration and Licensing Agreements

      As part of the Company’s research and development efforts, the Company enters into research collaboration and licensing agreements with related and unrelated companies, scientific collaborators, universities, and consultants. The Company also has research collaborations with Medarex, Inc. and Emisphere Technologies, Inc., and a license and supply agreement with Nektar Therapeutics. These agreements contain varying terms and provisions which include fees and milestones to be paid by the Company, services to be provided, and ownership rights to certain proprietary technology developed under the agreements. Some of the agreements contain provisions which require the Company to pay royalties, as defined, at rates that range from 0.25% to 12%, in the event the Company sells or licenses any proprietary products developed under the respective agreements.

      Certain agreements, where the Company is required to pay fees, provide for the Company, upon 30 to 90-day written notice, to terminate such agreements. With respect to payments associated with these agreements, the Company incurred expenses of $1.7 million, $1.1 million, and $0.6 million for the years ended December 31, 2002, 2001, and 2000, respectively.

REGENERON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, dollars in thousands, except per share data)

10.     Collaboration Agreements

     a.     Amgen Inc.

      In August 1990, the Company entered into a collaboration agreement (the “Amgen Agreement”) with Amgen Inc. (“Amgen”) to develop and attempt to commercialize two proprietary products (BDNF and NT-3, individually the “Product,” collectively the “Products”). The Amgen Agreement, among other things, provided for Amgen and the Company to form a partnership (“Amgen-Regeneron Partners” or the “Partnership”) to complete the development and to commercialize the Products. Amgen and the Company hold equal ownership interests (subject to adjustment for any future inequities in capital contributions, as defined). The Partnership is the exclusive distributor of Products in the United States, and Amgen has received a license from the Company to market the Products outside the United States and outside Japan and certain Pacific Rim countries. The Company accounts for its investment in the Partnership in accordance with the equity method of accounting. In 2002, 2001, and 2000, the Company recognized its share of the Partnership net loss in the amounts of $27 thousand, $1.0 million, and $4.6 million, respectively, which represents 50% of the total Partnership net loss. In September 2002, the Company and Amgen each made capital withdrawals of $0.5 million from the Partnership. At December 31, 2002, the Company continues to be an equal partner in the Partnership.

      In January 2001, Amgen-Regeneron Partners discontinued all clinical development of BDNF for the potential treatment of amyotrophic lateral sclerosis (“ALS”) following notification that BDNF did not provide a therapeutic advantage to ALS patients in clinical trials. The Partnership has no ongoing development activities for NT-3 at this time.

      Payments the Company receives from the Partnership in connection with services provided to the Partnership, are recognized as contract research and development revenue as earned. Such revenue for the years ended December 31, 2002, 2001, and 2000 totaled $2 thousand, $1.2 million and $6.2 million, respectively.

      Selected financial data of the Partnership as of December 31, 2001 and for the years ended December 31, 2001 and 2000, are as follows. Selected balances as of and for the year ended December 31, 2002 were insignificant.

Balance Sheet Data	2001

Cash and cash equivalents	$2,610
Accounts payable and accrued expenses due to partners(1)	768
Partners’ capital accounts
Amgen	921
The Company	921

Statement of Operations Data	2001	2000

Interest income	$169	$347
Total expenses(2)	(2,172)	(9,497)

Net loss	$(2,003)	$(9,150)

(1)	Includes $0.2 million due the Company at December 31, 2001.

(2)	Includes $1.2 million and $6.2 million related to services provided by the Company in 2001 and 2000, respectively.

REGENERON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, dollars in thousands, except per share data)

      In October 2000, Amgen and Regeneron entered into an agreement whereby Regeneron acquired Amgen’s patents and patent applications relating to ciliary neurotrophic factor (“CNTF”) and related molecules for $1.0 million. As part of this agreement, Regeneron granted back to Amgen exclusive, royalty free rights under these patents and patent applications solely for human ophthalmic uses. In addition, Regeneron entered into a covenant not to sue Amgen under Regeneron’s patents and patent applications relating to CNTF and related molecules solely for human ophthalmic uses.

      In July 2002, Amgen and Immunex Corporation (now part of Amgen) granted the Company a non-exclusive license to certain patents and patent applications which may be used in the development and commercialization of the IL-1 Trap. The license followed two other licensing arrangements under which Regeneron obtained a non-exclusive license to patents owned by ZymoGenetics, Inc. and Tularik Inc. for use in connection with the IL-1 Trap program. These license agreements would require the Company to pay royalties based on the net sales of the IL-1 Trap if and when it is approved for sale. In total, the royalty rate under these three agreements would be in the mid-single digits.

     b.     Sumitomo Pharmaceuticals Company, Ltd.

      In June 1994, the Company entered into a research and development agreement (the “R&D Agreement”) with Sumitomo Pharmaceuticals Company, Ltd. (“Sumitomo Pharmaceuticals”) to collaborate in the research and development of BDNF in Japan. In connection with the R&D Agreement, Sumitomo Pharmaceuticals made payments to the Company for its activities in developing and validating manufacturing processes for BDNF, and manufacturing and supplying BDNF and other research materials to Sumitomo Pharmaceuticals. In 2001 and 2000, Regeneron recognized contract research and development revenue from Sumitomo Pharmaceuticals of $0.1 million and $0.8 million, respectively. In addition, the Company recognized contract manufacturing revenue of $0.1 million and $4.1 million in 2001 and 2000, respectively, as supplies of BDNF were received (FOB Destination Point) by Sumitomo Pharmaceuticals.

      In connection with the R&D Agreement, in August 1998, Sumitomo Pharmaceuticals signed a license agreement with the Company for the development of BDNF in Japan. Pursuant to the license agreement, Sumitomo Pharmaceuticals made a research progress payment of $3.0 million (reduced by $0.3 million of Japanese withholding tax) in April 2000. The amount received in 2000 is included in research progress payments. In light of the discontinuation of BDNF development for ALS, the Company did not receive any payments from Sumitomo Pharmaceuticals for research progress payments, contract research and development, or contract manufacturing in 2002 and does not expect to receive payments related to the development of BDNF in the future.

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

     d.     The Procter & Gamble Company

      In May 1997, the Company entered into a long-term collaboration agreement with The Procter & Gamble Company (“P&G”) to discover, develop, and commercialize pharmaceutical products (the “P&G

REGENERON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, dollars in thousands, except per share data)

Agreement”) and P&G agreed to provide funding for Regeneron’s research efforts related to the collaboration. In connection with the collaboration, in June 1997 and August 2000, P&G purchased 4.35 million and 573,630 shares of the Company’s Common Stock at $9.87 and $29.75 per share for a total of $42.9 million and $17.1 million, respectively. In June 1997, P&G also received five year warrants to purchase an additional 1.45 million shares of the Company’s stock at $9.87 per share, which were exercised in August 2000. As consideration for the exercise price, P&G tendered 511,125 shares of the Company’s Common Stock which had an aggregate value at the time of exercise, based upon the average market price of the Company’s Common Stock over approximately the prior 30 trading days, equal to the aggregate exercise price of the warrants. The net result of this warrant exercise was that P&G acquired an additional 938,875 shares of the Company’s Common Stock. The 511,125 shares of Common Stock delivered to the Company by P&G were retired upon receipt. These equity purchases were in addition to a purchase by Procter & Gamble Pharmaceuticals, Inc. of 800,000 shares of the Company’s Common Stock for $10.0 million that was completed in March 1997.

      Effective December 31, 2000, the Company and P&G entered into a new collaboration agreement, replacing the P&G Agreement. The new agreement extends P&G’s obligation to fund Regeneron research through December 2005, with no further research obligations by either party thereafter, and focuses the companies’ collaborative research on therapeutic areas that are of particular interest to P&G. Under the new agreement, beginning in the first quarter of 2001, research support from P&G is $2.5 million per quarter, before adjustments for inflation, through December 2005. Any drugs that result from the collaboration will continue to be jointly developed and marketed worldwide, with the companies equally sharing development costs and profits. P&G and the Company have divided rights to programs from the P&G Agreement that are no longer part of the companies’ collaboration. Research funding from P&G related to the collaboration totaled $69.5 million through December 31, 2002. In August 2000, P&G made two research progress payments to Regeneron totaling $3.5 million. In addition, in 1997 through 1999, P&G also provided research support for the Company’s AXOKINE program and, as a result, will be entitled to receive a small royalty on any sales of AXOKINE.

      Contract research and development revenue related to the companies’ collaboration agreements was $10.5 million, $10.4 million, and $28.3 million in 2002, 2001, and 2000, respectively. At December 31, 2002, 2001, and 2000, the P&G contract research revenue receivable was $2.6 million, $2.7 million, and $6.9 million, respectively.

11.     Manufacturing Agreement

      During 1995, the Company entered into a long-term manufacturing agreement with Merck & Co., Inc., as amended, (the “Merck Agreement”) to produce an intermediate (the “Intermediate”) for a Merck pediatric vaccine at the Company’s Rensselaer, New York facility. The Company agreed to modify portions of its facility for manufacture of the Intermediate and to assist Merck in securing regulatory approval for such manufacture in the Company’s facility. The Merck Agreement calls for the Company to manufacture Intermediate for Merck for six years (the “Production Period”), with certain minimum order quantities each year. The Production Period commenced in November of 1999 and is expected to extend until November 2005. Merck may terminate the agreement with at least one year’s notice without payment of a termination fee.

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

      In 2002, 2001, and 2000, Merck contract manufacturing revenue totaled $11.1 million, $9.8 million, and $12.5 million, respectively. Such amounts include $1.8 million, $1.8 million, and $2.9 million of previously deferred Capital Costs, respectively. In addition, Merck contract manufacturing revenue for 2002 includes a non-recurring $1.0 million payment received in August 2002 related to services the Company provided in prior years.

12.     Incentive and Stock Purchase Plans

     a.     Long-Term Incentive Plans

      During 2000, the Company established the Regeneron Pharmaceuticals, Inc. 2000 Long-Term Incentive Plan (“2000 Incentive Plan”) which, as amended, provides for the issuance of up to 11,000,000 shares of Common Stock in respect of awards. In addition, shares of Common Stock previously approved by shareholders for issuance under the Regeneron Pharmaceuticals, Inc. 1990 Long-Term Incentive Plan (“1990 Incentive Plan”) that are not issued under the 1990 Incentive Plan, may be issued as awards under the 2000 Incentive Plan. Employees of the Company, including officers, and nonemployees, including consultants and nonemployee members of the Board of Directors, (collectively, “Participants”) may receive awards as determined by a committee of independent directors (“Committee”). The awards that may be made under the 2000 Incentive Plan include: (a) Incentive Stock Options (“ISOs”) and Nonqualified Stock Options, (b) shares of Restricted Stock, (c) shares of Phantom Stock, (d) Stock Bonuses, and (e) Other Awards.

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

      Restricted Stock awards grant Participants shares of restricted Common Stock or allow Participants to purchase such shares at a price determined by the Committee. Such shares are nontransferable for a period determined by the Committee (“vesting period”). Should employment terminate, as defined by the 2000 Incentive Plan, the ownership of the Restricted Stock, which has not vested, will be transferred to the Company, except under defined circumstances with Committee approval, in consideration of amounts, if any, paid by the Participant to acquire such shares. In addition, if the Company requires a return of the Restricted Shares, it also has the right to require a return of all dividends paid on such shares.

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

      During 1990, the Company established the 1990 Incentive Plan which, as amended, provided for a maximum of 6,900,000 shares of Common Stock in respect of awards. Employees of the Company, including officers, and nonemployees, including consultants and nonemployee members of the Board of Directors, received awards as determined by a committee of independent directors. Under the provisions of the 1990 Incentive Plan, there will be no future awards from the plan. Awards under the 1990 Incentive Plan consisted of Incentive Stock Options and Nonqualified Stock Options which generally vest on a pro rata basis over a three or five year period and have a term of ten years.

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

      Transactions involving stock option awards during 2002, 2001, and 2000, under the 1990 and 2000 Incentive Plans, are summarized in the table below. Option exercise prices were equal to the fair market value of the Company’s Common Stock on the date of grant. The total number of options exercisable at December 31, 2002, 2001, and 2000 was 4,670,695, 3,374,169, and 2,533,662, respectively, with weighted average exercise prices of $15.80, $11.99, and $8.31, respectively.

	Number	Weighted-Average
	of Shares	Exercise Price

Stock options outstanding at December 31, 1999	5,821,796	$8.29
2000:
Stock options granted	2,633,850	$36.55
Stock options canceled	(267,531)	$9.23
Stock options exercised	(757,056)	$7.28

Stock options outstanding at December 31, 2000	7,431,059	$18.37
2001:
Stock options granted	2,325,947	$28.51
Stock options canceled	(170,712)	$23.74
Stock options exercised	(258,255)	$7.67

Stock options outstanding at December 31, 2001	9,328,039	$21.10
2002:
Stock options granted	2,693,010	$19.97
Stock options canceled	(183,031)	$22.63
Stock options exercised	(274,068)	$9.96

Stock options outstanding at December 31, 2002	11,563,950	$21.08

REGENERON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, dollars in thousands, except per share data)

      The following table summarizes stock option information as of December 31, 2002:

	Options Outstanding			Options Exercisable

		Weighted Average
Range of	Number	Remaining	Weighted Average	Number	Weighted Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$ 3.00 to $ 8.77	3,020,064	4.96	$7.18	2,198,238	$6.81
$ 8.78 to $19.43	3,421,003	7.85	$16.58	1,100,723	$11.50
$19.70 to $31.45	2,988,349	8.68	$27.10	602,678	$27.64
$31.73 to $51.56	2,134,534	7.85	$39.51	769,056	$38.36

$ 3.00 to $51.56	11,563,950	7.31	$21.08	4,670,695	$15.80

      The effect on the Company’s net loss and net loss per share had compensation costs for the Incentive Plans been determined in accordance with the fair value based method of accounting for stock-based compensation as prescribed by SFAS No. 123 is shown in Note 2. For the purpose of the pro forma calculation, the fair value of each option granted from the Incentive Plans during 2002, 2001, and 2000 was estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average fair value of the options granted during 2002, 2001, and 2000 was $14.10, $21.22, and $26.44, respectively. The following table summarizes the assumptions used in computing the fair value of option grants.

	2002	2001	2000

Expected volatility	70%	75%	75%
Expected lives	5 years	5 years	3.5 years
Dividend yield	0%	0%	0%
Risk-free interest rate	3.98%-4.72%	4.74%-5.23%	5.89%-5.96%

      During 2002, 2001, and 2000, 139,611, 80,535, and 34,785 shares, respectively, of Restricted Stock were awarded under the 2000 Incentive Plan. These shares are nontransferable with such restriction lapsing with respect to 25% of the shares every six months over a two-year period beginning in January 2003, 2002, and 2001, respectively. In accordance with generally accepted accounting principles, the Company recorded unearned compensation within Stockholders’ Equity of $2.7 million, $2.3 million, and $1.3 million in 2002, 2001, and 2000, respectively, related to these awards. This amount was based on the fair market value of shares of the Company’s Common Stock on the date of grant and will be expensed, on a pro rata basis, over the two year period that the restriction on these shares lapses. During 2002 and 2001, 2,183 and 1,413 shares, respectively, of Restricted Stock were forfeited due to employee terminations. The Company reduced unearned compensation within Stockholders’ Equity by $0.1 million in both 2002 and 2001 related to these forfeited awards.

      The Company recognized compensation expense from stock-based awards of $1.8 and $0.7 million in 2002 and 2001, respectively. No stock-based compensation expense was recognized during 2000.

REGENERON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, dollars in thousands, except per share data)

      As of December 31, 2002, there were 4,018,590 shares available for future grants under the 2000 Incentive Plan.

     b.     Executive Stock Purchase Plan

      In 1989, the Company adopted an Executive Stock Purchase Plan (the “Plan”) under which 1,027,500 shares of Class A Stock were reserved for restricted stock awards. The Plan provides for the compensation committee of the Board of Directors to award employees, directors, consultants, and other individuals (“Plan participants”) who render service to the Company the right to purchase Class A Stock at a price set by the compensation committee. The Plan provides for the vesting of shares as determined by the compensation committee and, should the Company’s relationship with a Plan participant terminate before all shares are vested, unvested shares will be repurchased by the Company at a price per share equal to the original amount paid by the Plan participant. During 1989 and 1990, a total of 983,254 shares were issued, all of which vested as of December 31, 1999. As of December 31, 2002, there were 44,246 shares available for future grants under the Plan.

13.     Employee Savings Plan

      In 1993, the Company adopted the provisions of the Regeneron Pharmaceuticals, Inc. 401(k) Savings Plan (the “Savings Plan”). The terms of the Savings Plan provide for employees who have met defined service requirements to participate in the Savings Plan by electing to contribute to the Savings Plan a percentage of their compensation to be set aside to pay their future retirement benefits, as defined. The Savings Plan, as amended and restated during 1998, provides for the Company to make discretionary contributions (“Contribution”), as defined. The Company recorded Contribution expense of $0.8 million in 2002, $0.8 million in 2001, and $0.5 million in 2000; such amounts were accrued as liabilities at December 31, 2002, 2001, and 2000, respectively. During the first quarter of 2003, 2002, and 2001, the Company contributed 42,543, 21,953, and 17,484 shares, respectively, of Common Stock to the Savings Plan in satisfaction of these obligations.

14.     Income Taxes

      There is no benefit for federal or state income taxes for the years ended December 31, 2002 and 2000, since the Company has incurred operating losses since inception and established a valuation allowance equal to the total deferred tax asset. During the year ended December 31, 2001, the Company capitalized research and development costs for tax purposes resulting in taxable income of $7.0 million, which was offset by net operating loss carryforwards. The effects of the alternative minimum tax on the 2001 provision were immaterial.

      The tax effect of temporary differences, net operating loss carry-forwards, and research and experimental tax credit carry-forwards as of December 31, 2002 and 2001 was as follows:

	2002	2001

Deferred tax assets
Net operating loss carry-forward	$125,544	$73,975
Fixed assets	4,199	2,560
Deferred revenue	6,022	5,584
Research and experimental tax credit carry-forward	16,092	10,660
Capitalized research and development costs	37,646	43,244
Other	3,395	3,507
Valuation allowance	(192,898)	(139,530)

	—	—

REGENERON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, dollars in thousands, except per share data)

      For all years presented, the Company’s effective income tax rate is zero. The difference between the Company’s effective income tax rate and the Federal statutory rate of 34% is attributable to state tax benefits and tax credit carry-forwards offset by an increase in the deferred tax valuation allowance.

      As of December 31, 2002, the Company had available for tax purposes unused net operating loss carry-forwards of $315.5 million which will expire in various years from 2006 to 2022. The Company’s research and experimental tax credit carry-forwards expire in various years from 2004 to 2022. Future changes in the ownership of the Company could limit the future utilization of these net operating loss and tax credit carry-forwards, as defined by the Federal and state tax codes.

15.     Legal Matters

      The Company, from time to time, has been subject to legal claims arising in connection with its business. While the ultimate results of the legal claims cannot be predicted with certainty, at December 31, 2002 there were no asserted claims against the Company which, in the opinion of management, if adversely decided would have a material adverse effect on the Company’s financial position, results of operations, and cash flows.

16.     Net Loss Per Share

      The Company’s basic net loss per share amounts have been computed by dividing net loss by the weighted average number of Common and Class A shares outstanding. In 2002, 2001, and 2000, the Company reported net losses and, therefore, no common stock equivalents were included in the computation of diluted net loss per share since such inclusion would have been antidilutive. The calculations of basic and diluted net loss per share are as follows:

	Net Loss	Shares
	(Numerator,	(Denominator,	Per Share
	in thousands)	in thousands)	Amount

2002:
Basic and diluted	$(124,377)	43,918	$(2.83)
2001:
Basic and diluted	$(76,180)	42,075	$(1.81)
2000:
Basic and diluted	$(23,215)	34,949	$(0.66)

      Shares issuable upon the exercise of options and warrants, vesting of restricted stock awards, and conversion of convertible debt, which have been excluded from the diluted per share amounts because their effect would have been antidilutive, include the following:

	December 31,

	2002	2001	2000

Options and Warrants:
Weighted average number, in thousands	9,533	7,598	6,819
Weighted average exercise price	$19.43	$22.40	$11.95
Restricted Stock:
Weighted average number, in thousands	88	39	1
Convertible Debt:
Weighted average number, in thousands	6,611	1,377
Conversion price	$30.25	$30.25

REGENERON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, dollars in thousands, except per share data)

17.     Segment Information

      The Company’s operations are managed in two business segments: research and development, and contract manufacturing.

      Research and development: Includes all activities related to the discovery of potential therapeutics for human medical conditions, and the development and commercialization of these discoveries. Also includes revenues and expenses related to the development of manufacturing processes prior to commencing commercial production of a product under contract manufacturing arrangements.

      Contract manufacturing: Includes all revenues and expenses related to the commercial production of products under contract manufacturing arrangements. During 2002, 2001, and 2000, the Company produced Intermediate under the Merck Agreement (see Note 11). In addition, during 2000, the Company produced BDNF for Sumitomo Pharmaceuticals under the R&D Agreement (see Note 10b).

      The table below presents information about reported segments for the years ended December 31, 2002, 2001, and 2000:

	Research &	Contract		Reconciling
	Development	Manufacturing		Items		Total

2002:
Revenues	$10,924	$11,064		—		$21,988
Loss in Amgen-Regeneron Partners	27	—		—		27
Depreciation and amortization	7,411	—	(2)	$1,043		8,454
Interest expense	36	2		11,821		11,859
Net (loss) income	(126,597)	4,579		(2,359	)(1)	(124,377)
Capital expenditures	45,878	36		—		45,914
Total assets	75,589	12,479		303,506	(3)	391,574
2001:
Revenues	$12,071	$9,902		—		$21,973
Loss in Amgen-Regeneron Partners	1,002	—		—		1,002
Depreciation and amortization	5,866	—	(2)	$211		6,077
Interest expense	114	40		2,503		2,657
Net (loss) income	(90,192)	3,353		10,659	(1)	(76,180)
Capital expenditures	9,469	29		—		9,498
Total assets	37,948	9,369		448,080	(3)	495,397
2000:
Revenues	$42,678	$16,598		—		$59,276
Loss in Amgen-Regeneron Partners	4,575	—		—		4,575
Depreciation and amortization	4,421	—	(2)	—		4,421
Interest expense	195	86		—		281
Net (loss) income	(32,641)	946		$8,480	(4)	(23,215)
Capital expenditures	6,404	65		—		6,469
Total assets	18,336	34,615		155,323	(3)	208,274

(1)	Represents investment income net of interest expense related to convertible notes issued in October 2001 (see Note 9d).

REGENERON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(Unless otherwise noted, dollars in thousands, except per share data)

(2)	Depreciation and amortization related to contract manufacturing is capitalized into inventory and included in contract manufacturing expense when the product is shipped.

(3)	Includes cash and cash equivalents, marketable securities, restricted marketable securities, prepaid expenses and other current assets, and other assets.

(4)	Represents investment income.

18.     Unaudited Quarterly Results

      Summarized quarterly financial data for the years ended December 31, 2002 and 2001 are displayed in the following tables.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	Ended	Ended	Ended	Ended
	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$4,941	$5,569	$6,566	$4,912
Net loss	(25,445)	(30,423)	(32,816)	(35,693)
Net loss per share, basic and diluted	$(0.58)	$(0.69)	$(0.75)	$(0.81)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	Ended	Ended	Ended	Ended
	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$6,313	$5,779	$5,480	$4,401
Net loss	(13,037)	(14,834)	(19,931)	(28,378)
Net loss per share, basic and diluted	$(0.35)	$(0.34)	$(0.46)	$(0.65)

19.     Subsequent Event

      In March 2003, the Company entered into a collaboration agreement (the “Novartis Agreement”) with Novartis Pharma AG (“Novartis”) to develop and commercialize the Interleukin-1 Cytokine Trap (“IL-1 Trap”). In connection with this agreement, the Company received an up-front payment of $27.0 million for future development activities in the United States in support of the IL-1 Trap. Novartis also purchased $48.0 million of newly issued shares of the Company’s Common Stock. The exact number of shares will be determined based upon the average closing price of the Common Stock for the 20 consecutive trading days ending May 9, 2003.

      Development expenses incurred during 2003 (the “2003 Expenses”) will be shared equally by the Company and Novartis. Regeneron’s share of the 2003 Expenses will be funded through a loan from Novartis. The loan and accrued interest thereon will be forgiven should certain defined pre-clinical and clinical milestones be reached, otherwise, such amounts are payable on July 1, 2004. Development expenses incurred subsequent to 2003 will be shared by the Company and Novartis, as set forth in the Novartis Agreement, with funding for Regeneron’s share of these expenses provided through an additional loan from Novartis which, including accrued interest thereon, is repayable in full as set forth in the agreement. The Novartis Agreement contains a provision that allows Novartis the right to terminate the agreement with specified advance notice.

      Under the Novartis Agreement, the Company and Novartis will share co-promotion rights and profits on sales, if any, of the IL-1 Trap. In addition, the Company may receive up to $275.0 million in milestone payments upon the receipt of specified regulatory approvals and achieving certain product revenues targets. Also, under the Novartis Agreement, the Company and Novartis each have the option to collaborate on the development and commercialization of additional defined IL-1 product candidates that Regeneron and Novartis are currently developing independently.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Partners

Amgen-Regeneron Partners

      We have audited the accompanying balance sheets of Amgen-Regeneron Partners, a Delaware general partnership, as of December 31, 2001 and the related statements of operations, changes in partners’ capital (deficit), and cash flows for years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amgen-Regeneron Partners at December 31, 2001, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Los Angeles, California

February 4, 2002

AMGEN-REGENERON PARTNERS

BALANCE SHEETS
December 31, 2002 and 2001

	2002
	(Unaudited)	2001

	(In thousands)
ASSETS
Total current assets — cash and cash equivalents	$1,100	$2,610

LIABILITIES AND PARTNERS’ CAPITAL
Total current liabilities — accounts payable and accrued expenses due to partners	$312	$768

Partners’ capital:
Amgen	394	921
Regeneron	394	921

Total partners’ capital	788	1,842

Total liabilities and partners’ capital	$1,100	$2,610

See accompanying notes.

AMGEN-REGENERON PARTNERS

STATEMENTS OF OPERATIONS
Years Ended December 31, 2002, 2001 and 2000

	2002
	(Unaudited)	2001	2000

	(In thousands)
Interest income	$35	$169	$347

Total income	35	169	347

Expenses:
Research and development performed by partners	34	2,094	9,436
General and administrative	55	78	61

Total expenses	89	2,172	9,497

Net loss	$(54)	$(2,003)	$(9,150)

See accompanying notes.

AMGEN-REGENERON PARTNERS

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)
Years Ended December 31, 2002, 2001 and 2000

	Amgen	Regeneron

	(In thousands)
Balance at December 31, 1999	$(300)	$(300)
Capital contributions	5,142	5,142
Net loss	(4,575)	(4,575)

Balance at December 31, 2000	267	267
Capital contributions	1,655	1,656
Net loss	(1,001)	(1,002)

Balance at December 31, 2001	921	921
Capital withdrawals (unaudited)	(500)	(500)
Net loss (unaudited)	(27)	(27)

Balance at December 31, 2002 (unaudited)	$394	$394

See accompanying notes.

AMGEN-REGENERON PARTNERS

STATEMENTS OF CASH FLOWS
Years Ended December 31, 2002, 2001 and 2000

	2002
	(Unaudited)	2001	2000

	(In thousands)
Cash flows from operating activities:
Net loss	$(54)	$(2,003)	$(9,150)
(Decrease) increase in accounts payable and accrued expenses	(456)	(3,867)	335

Net cash used in operating activities	(510)	(5,870)	(8,815)
Cash flows from financing activities — capital (withdrawals) contributions	(1,000)	3,311	10,284

(Decrease) increase in cash and cash equivalents	(1,510)	(2,559)	1,469
Cash and cash equivalents at beginning of year	2,610	5,169	3,700

Cash and cash equivalents at end of year	$1,100	$2,610	$5,169

See accompanying notes.

AMGEN-REGENERON PARTNERS

NOTES TO FINANCIAL STATEMENTS
December 31, 2002
(Information as of and for the year ended December 31, 2002 is unaudited)

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

      The Partnership has conducted clinical trials of the Products in the past. Following a review of available clinical trial data, the Partnership discontinued the development of BDNF for the treatment of amyotrophic lateral sclerosis (ALS) in January 2001. Currently, there are no ongoing development activities for NT-3.

Cash equivalents

      The Partnership considers only those investments which are highly liquid, readily convertible to cash and which mature within three months of the date of purchase as cash equivalents. At December 31, 2002 and 2001, cash and cash equivalents consisted of a single interest bearing money market account.

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

2.	Capital contributions, allocation of profits and losses and cash distributions

      Capital contributions are recorded in the capital account of each partner. Capital account contributions are generally made quarterly in advance based upon capital calls made by the Partnership’s Joint Management Committee pursuant to projected cash requirements of the Partnership. There were no capital contributions made to the Partnership in 2002. Cash distributions, if any, and profits or losses are allocated to each partner’s capital account in proportion to their respective capital account contributions.

3.     Collaboration Agreement

      In August 1990, Amgen and Regeneron entered into the Collaboration Agreement to develop and commercialize BDNF and NT-3, compounds for which Regeneron possesses substantial scientific, technical and proprietary information. Each party agreed to perform research and development on the Products under product development programs approved by the Committee. Upon Amgen’s notification in writing to Regeneron that the preparation of an Investigational New Drug Application for each Product was to

AMGEN-REGENERON PARTNERS

NOTES TO FINANCIAL STATEMENTS — (Continued)

(Information as of and for the year ended December 31, 2002 is unaudited)

commence, the licenses granted by the partners to the Partnership for the underlying technologies, discussed below, became effective on a Product-by-Product basis. Also, upon such notification, further research and development of the Products under the licenses became the obligation of the Partnership. These licenses grant the Partnership an exclusive royalty-free right to develop, make, have made, use, sell and distribute each Product for human pharmaceutical use in the United States. The Partnership has, in turn, granted to Amgen and Regeneron exclusive royalty-free sublicenses for the underlying technologies to the extent necessary to fulfill their obligations under the Collaboration Agreement. These sublicenses became effective at the same time the related licenses granted the Partnership became effective.

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

      Pursuant to the terms of the Collaboration Agreement, and subject to the approval by both parties, Amgen and Regeneron can conduct certain research and development activities on behalf of the Partnership, including contracting with third parties to conduct clinical trials. Amgen also provides on behalf of the Partnership certain quantities of materials, primarily for clinical testing. Amgen and Regeneron are paid for such services and materials at amounts approved by the Committee. During the years ended December 31, 2002, 2001 and 2000, the Partnership incurred expenses (including accrued expenses) of $32,000, $866,000 and $3,204,000, respectively, from Amgen and $2,000, $1,228,000 and $6,232,000, respectively, from Regeneron for such services and materials. These amounts are included in research and development expense in the accompanying statements of operations. In addition, certain other costs associated with the development of the Products have been incurred by the partners but not charged to the Partnership or reflected in the accompanying financial statements as the related development activities are not billable to the Partnership under the terms of the Collaboration Agreement. At December 31, 2002, accounts payable and accrued expenses due to partners was composed of $9,000 of accounts payable and $300,000 of accrued clinical costs due to Amgen and $3,000 of accounts payable due to Regeneron. At December 31, 2001, accounts payable and accrued expenses due to partners was composed of $143,000 of accounts payable and $378,000 of accrued clinical costs due to Amgen and $170,000 of accounts payable and $77,000 of accrued clinical costs due to Regeneron.