Form 10-Q
period 2003-09-30
REGENERON PHARMACEUTICALS INC
filed 2003-11-12
CIK 872589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	0-19034

REGENERON PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

New York	13-3444607

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 Old Saw Mill River Road
Tarrytown, New York	10591-6707

(Address of principal executive offices)	(Zip Code)

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

Yes☒       No☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 31, 2003:

Class of Common Stock	Number of Shares

Class A Stock, $0.001 par value	2,390,873
Common Stock, $0.001 par value	52,910,539

REGENERON PHARMACEUTICALS, INC.

September 30, 2003

Page Numbers

PART I FINANCIAL INFORMATION

Item 1 Financial Statements
Condensed balance sheets (unaudited) at September 30, 2003 and December 31, 2002	3
Condensed statements of operations (unaudited) for the three and nine months ended September 30, 2003 and 2002	4
Condensed statement of stockholders’ equity (unaudited) for the nine months ended September 30, 2003	5
Condensed statements of cash flows (unaudited) for the nine months ended September 30, 2003 and 2002	6
Notes to condensed financial statements	7-19
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	20-36
Item 3 Quantitative & Qualitative Disclosure About Market Risk	36
Item 4 Controls and Procedures	36-37

PART II OTHER INFORMATION

Item 1 Legal Proceedings	38
Item 6 Exhibits and Reports on Form 8-K	38-39

SIGNATURE PAGE	40

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

REGENERON PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS AT SEPTEMBER 30, 2003 AND DECEMBER 31, 2002 (Unaudited)
(In thousands, except share data)

	September 30,	December 31,
	2003	2002

	ASSETS
Current assets
Cash and cash equivalents	$298,617	$80,077
Marketable securities	69,723	173,282
Restricted marketable securities	16,333	10,912
Accounts receivable	9,197	4,017
Prepaid expenses and other current assets	2,810	1,829
Inventory	7,698	6,831

Total current assets	404,378	276,948
Marketable securities	6,450	20,402
Restricted marketable securities		10,573
Property, plant, and equipment, at cost, net of accumulated depreciation and amortization	83,715	76,825
Other assets	5,958	6,826

Total assets	$500,501	$391,574

	LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$20,967	$30,309
Deferred revenue, current portion	24,473	9,659
Loan payable	9,296
Capital lease obligations		150

Total current liabilities	54,736	40,118
Deferred revenue	89,563	5,475
Notes payable	200,000	200,000
Commitments and contingencies
Stockholders’ equity
Preferred stock, $.01 par value; 30,000,000 shares authorized; issued and outstanding-none
Class A Stock, convertible, $.001 par value; 40,000,000 shares authorized; 2,390,873 shares issued and outstanding in 2003 2,491,181 shares issued and outstanding in 2002	2	2
Common Stock, $.001 par value; 160,000,000 shares authorized; 52,896,238 shares issued and outstanding in 2003 41,746,133 shares issued and outstanding in 2002	53	42
Additional paid-in capital	670,120	573,184
Unearned compensation	(1,873)	(3,643)
Accumulated deficit	(512,156)	(424,075)
Accumulated other comprehensive income	56	471

Total stockholders’ equity	156,202	145,981

Total liabilities and stockholders’ equity	$500,501	$391,574

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2003	2002	2003	2002

Revenues
Contract research and development	$10,882	$2,780	$28,245	$8,215
Contract manufacturing	6,510	3,786	7,980	8,861

	17,392	6,566	36,225	17,076

Expenses
Research and development	34,650	34,295	102,757	90,473
Contract manufacturing	4,844	1,637	5,769	4,757
General and administrative	3,601	2,811	10,548	9,167

	43,095	38,743	119,074	104,397

Loss from operations	(25,703)	(32,177)	(82,849)	(87,321)

Other income (expense)
Investment income	1,285	2,378	3,594	7,703
Interest expense	(2,982)	(3,017)	(8,826)	(9,066)

	(1,697)	(639)	(5,232)	(1,363)

Net loss	($27,400)	($32,816)	($88,081)	($88,684)

Net loss per share amounts, basic and diluted	($0.52)	($0.75)	($1.80)	($2.02)

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)
For the nine months ended September 30, 2003
(In thousands)

	Class A Stock		Common Stock		Additional
					Paid-in	Unearned
	Shares	Amount	Shares	Amount	Capital	Compensation

Balance, December 31, 2002	2,491	$2	41,746	$42	$573,184	($3,643)
Issuance of Common Stock in connection with exercise of stock options			575		1,779
Issuance of Common Stock to Novartis Pharma AG			7,527	8	47,992
Issuance of Common Stock to Aventis Pharmaceuticals Inc.			2,800	3	44,997
Issuance of Common Stock to Merck & Co., Inc.			109		1,500
Forfeitures of restricted Common Stock under Long-Term Incentive Plan			(4)		(79)	79
Issuance of Common Stock in connection with Company 401(k) Savings Plan contribution			43		747
Conversion of Class A Stock to Common Stock	(100)		100
Amortization of unearned compensation						1,691
Net loss
Change in net unrealized gain on marketable securities

Balance, September 30, 2003	2,391	$2	52,896	$53	$670,120	($1,873)

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Accumulated
		Other	Total
	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Deficit	Income	Equity	Loss

Balance, December 31, 2002	($424,075)	$471	$145,981
Issuance of Common Stock in connection with exercise of stock options			1,779
Issuance of Common Stock to Novartis Pharma AG			48,000
Issuance of Common Stock to Aventis Pharmaceuticals Inc.			45,000
Issuance of Common Stock to Merck & Co., Inc.			1,500
Forfeitures of restricted Common Stock under Long-Term Incentive Plan
Issuance of Common Stock in connection with Company 401(k) Savings Plan contribution			747
Conversion of Class A Stock to Common Stock
Amortization of unearned compensation			1,691
Net loss	(88,081)		(88,081)	($88,081)
Change in net unrealized gain on marketable securities		(415)	(415)	(415)

Balance, September 30, 2003	($512,156)	$56	$156,202	($88,496)

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED STATEMENT OF CASH FLOWS (Unaudited)
(In thousands)

	Nine months ended
	September 30,
	2003	2002

Cash flows from operating activities
Net loss	($88,081)	($88,684)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	8,623	6,405
Non-cash compensation expense	1,954	1,335
Non-cash expense related to a license agreement	1,216
Changes in assets and liabilities
Increase in accounts receivable	(5,180)	(1,546)
Decrease (increase) in prepaid expenses and other assets	617	(1,579)
Increase in inventory	(22)	(1,335)
Increase (decrease) in deferred revenue	98,902	(445)
Increase in accounts payable, accrued expenses, and other liabilities	4,267	6,352

Total adjustments	110,377	9,187

Net cash provided by (used in) operating activities	22,296	(79,497)

Cash flows from investing activities
Purchases of marketable securities	(85,416)	(199,217)
Purchases of restricted marketable securities	(11,024)	(5,500)
Sales or maturities of marketable securities	200,936	119,465
Maturities of restricted marketable securities	16,523	11,000
Capital expenditures	(28,371)	(19,199)

Net cash provided by (used in) investing activities	92,648	(93,451)

Cash flows from financing activities
Net proceeds from the issuance of stock	94,516	1,468
Borrowings under loan payable	9,230
Capital lease payments	(150)	(339)

Net cash provided by financing activities	103,596	1,129

Net increase (decrease) in cash and cash equivalents	218,540	(171,819)

Cash and cash equivalents at beginning of period	80,077	247,393

Cash and cash equivalents at end of period	$298,617	$75,574

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC. Notes to Condensed Financial Statements (Unless otherwise noted, dollars in thousands, except per share data)

1.	Interim Financial Statements

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

Certain reclassifications have been made to the financial statements for the three and nine months ended September 30, 2002 to conform with the current period’s presentation.

2.	Change in Accounting Method

The Company recognizes revenue from contract research and development and research progress payments in accordance with Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”). During the third quarter of 2003, the Company elected to change the method it uses to recognize revenue under SAB 101 related to non-refundable collaborator payments, including up-front licensing payments, payments for development activities, and research progress (milestone) payments, to the Substantive Milestone Method, adopted retroactively to January 1, 2003. Under this method, the Company recognizes revenue from non-refundable up-front license payments, not tied to achieving a specific performance milestone, ratably over the period over which the Company is obligated to perform services. Payments for development activities are recognized as revenue as earned, ratably over the period of effort. Substantive at-risk milestone payments, which are based on achieving a specific performance milestone, are recognized as revenue when the milestone is achieved and the related payment is due, provided there is no future service obligation associated with that milestone. Previously, the Company had recognized revenue from non-refundable collaborator payments based on the percentage of costs incurred to date, estimated costs to complete, and total expected contract revenue. However, the revenue recognized was limited to the amount of non-refundable payments received. The change in accounting method was made because the Company believes that it better reflects the substance of the Company’s collaborative agreements and is more consistent with current practices in the biotechnology industry. The impact of the adoption of this new revenue recognition

REGENERON PHARMACEUTICALS, INC. Notes to Condensed Financial Statements (Unless otherwise noted, dollars in thousands, except per share data)

method was to increase the Company’s revenue and reduce the Company’s net loss by $1,531, or $0.03 per share, in the third quarter of 2003, and to decrease the Company’s revenue and increase the Company’s net loss by $304, or $0.01 per share, for the nine months ended September 30, 2003. There is no impact on the Company’s financial results for any period prior to January 1, 2003.

The Company’s operating results for the first two quarters of 2003 have been restated in accordance with the new revenue recognition method, and are summarized as follows.

	First quarter ended		Second quarter ended
	March 31, 2003		June 30, 2003
	(Unaudited)		(Unaudited)

	As Previously	As	As Previously	As
	Reported	Restated	Reported	Restated

Revenues	$10,136	$9,925	$10,532	$8,908
Net loss	(30,110)	(30,321)	(28,736)	(30,360)
Net loss per share, basic and diluted	($0.68)	($0.68)	($0.58)	($0.61)

3.	Stock-based Employee Compensation

The accompanying financial position and results of operations of the Company have been prepared in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees.

The following tables illustrate the effect on the Company’s net loss and net loss per share had compensation costs for the Company’s stock-based incentive plans been determined in accordance with the fair value based method of accounting for stock-based compensation as prescribed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation.

REGENERON PHARMACEUTICALS, INC. Notes to Condensed Financial Statements (Unless otherwise noted, dollars in thousands, except per share data)

	Three months ended September 30,

	2003	2002

Net loss, as reported	($27,400)	($32,816)
Add: Stock-based employee compensation expense included in reported net loss	822	453
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(11,341)	(11,374)

Pro forma net loss	($37,919)	($43,737)

Net loss per share amounts, basic and diluted:
As reported	($0.52)	($0.75)

Pro forma	($0.72)	($1.00)

	Nine months ended September 30,

	2003	2002

Net loss, as reported	($88,081)	($88,684)
Add: Stock-based employee compensation expense included in reported net loss	1,954	1,332
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(33,923)	(34,256)

Pro forma net loss	($120,050)	($121,608)

Net loss per share amounts, basic and diluted:
As reported	($1.80)	($2.02)

Pro forma	($2.45)	($2.77)

For the purpose of the pro forma calculation, the fair value of each option granted from the Company’s stock-based incentive plans during the three and nine months ended September 30, 2003 and 2002 was estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average fair value of the options granted during the three months ended September 30, 2003 and 2002 was $14.43 and $9.60, respectively. The weighted-average fair value of the options granted during the nine months ended September 30, 2003 and 2002 was $13.96 and $15.76, respectively. The following tables summarize the assumptions used in computing the fair value of option grants.

REGENERON PHARMACEUTICALS, INC. Notes to Condensed Financial Statements (Unless otherwise noted, dollars in thousands, except per share data)

	Three months ended September 30,

	2003	2002

Expected volatility	80%	70%
Expected lives	5 years	5 years
Dividend yield	0%	0%
Risk-free interest rate	3.02%-3.90%	3.98%-4.72%

	Nine months ended September 30,

	2003	2002

Expected volatility	80%	70%
Expected lives	5 years	5 years
Dividend yield	0%	0%
Risk-free interest rate	3.01%-4.01%	3.98%-4.72%

Under the Regeneron Pharmaceuticals, Inc. 2000 Long-Term Incentive Plan, the Company awards shares of Restricted Stock. Restrictions on these shares generally lapse with respect to 25% of the shares every six months over approximately a two-year period. In accordance with generally accepted accounting principles, the Company records unearned compensation in Stockholders’ Equity related to these awards. The amount is based on the fair market value of shares of the Company’s Common Stock on the grant date of the Restricted Stock award and is expensed, on a pro rata basis, over the period that the restrictions lapse. For the three months ended September 30, 2003 and 2002, the Company recognized compensation expense related to Restricted Stock awards of $559 and $453, respectively. For the nine months ended September 30, 2003 and 2002, the Company recognized compensation expense related to Restricted Stock awards of $1,691 and $1,332, respectively.

4.	Statement of Cash Flows

Supplemental disclosure of noncash investing and financing activities:

Included in accounts payable and accrued expenses at September 30, 2003 and December 31, 2002 are $694 and $13,490, respectively, of accrued capital expenditures. Included in accounts payable and accrued expenses at September 30, 2002 and December 31, 2001 are $5,904 and $1,946, respectively, of accrued capital expenditures.

Included in accounts payable and accrued expenses at December 31, 2002 and 2001 are $747 and $764, respectively, of accrued Company 401(k) Savings Plan contribution expense. In the first quarter of both 2003 and 2002, the Company contributed 42,543 and 21,953 shares, respectively, of Common Stock to the 401(k) Savings Plan in satisfaction of these obligations.

Included in marketable securities at September 30, 2003 and December 31, 2002 are $437 and $2,013, respectively, of accrued interest income. Included in marketable

REGENERON PHARMACEUTICALS, INC. Notes to Condensed Financial Statements (Unless otherwise noted, dollars in thousands, except per share data)

securities at September 30, 2002 and December 31, 2001 are $2,433 and $1,988, respectively, of accrued interest income.

5.	Inventories

Inventories consist of raw materials and other direct and indirect costs associated with production of an intermediate for a Merck & Co., Inc. (“Merck”) pediatric vaccine under a long-term manufacturing agreement.

Inventories as of September 30, 2003 and December 31, 2002 consist of the following:

	September 30,	December 31,
	2003	2002

Raw materials	$429	$357
Work-in-process	951	261	(2)
Finished products	6,318 (1)	6,213	(3)

	$7,698	$6,831

(1)	Net of reserves of $683.

(2)	Net of reserves of $32.

(3)	Net of reserves of $1,223.

6.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of September 30, 2003 and December 31, 2002 consist of the following:

	September 30,	December 31,
	2003	2002

Accounts payable	$3,860	$13,297
Accrued payroll and related costs	5,387	4,162
Accrued clinical trial expense	4,436	4,515
Accrued capital expenditures	335	4,322
Accrued expenses, other	1,907	1,721
Interest payable on convertible notes	5,042	2,292

	$20,967	$30,309

7.	Comprehensive Loss

Comprehensive loss represents the change in net assets of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss of the Company includes net loss adjusted for the change in net

REGENERON PHARMACEUTICALS, INC. Notes to Condensed Financial Statements (Unless otherwise noted, dollars in thousands, except per share data)

unrealized gain or loss on marketable securities. The net effect of income taxes on comprehensive loss is immaterial. For the three months ended September 30, 2003 and 2002, the components of comprehensive loss are:

	Three months ended September 30,

	2003	2002

Net loss	($27,400)	($32,816)
Change in net unrealized gain on marketable securities	(168)	(50)

Total comprehensive loss	($27,568)	($32,866)

For the nine months ended September 30, 2003 and 2002, the components of comprehensive loss are:

	Nine months ended September 30,

	2003	2002

Net loss	($88,081)	($88,684)
Change in net unrealized gain on marketable securities	(415)	(450)

Total comprehensive loss	($88,496)	($89,134)

8.	Collaboration Agreements

Aventis Pharmaceuticals Inc.

In September 2003, the Company entered into a collaboration agreement (the “Aventis Agreement”) with Aventis Pharmaceuticals Inc. (“Aventis”) to jointly develop and commercialize the Company’s Vascular Endothelial Growth Factor (“VEGF”) Trap throughout the world with the exception of Japan, where product rights remain with Regeneron. In connection with this agreement, Aventis made a non-refundable up-front payment of $80.0 million and purchased 2,799,552 newly issued unregistered shares of the Company’s Common Stock for $45.0 million, based upon the average closing price of the Common Stock for the five consecutive trading days ending September 4, 2003.

Under the Aventis Agreement, Regeneron and Aventis will share co-promotion rights and profits on sales, if any, of the VEGF Trap. Aventis has agreed to make a $25.0 million payment to the Company upon achievement of a defined clinical milestone. The Company may also receive up to $360.0 million in additional milestone payments upon receipt of specified marketing approvals for up to eight VEGF Trap indications in Europe or the United States.

Under the Aventis Agreement, development expenses incurred by both companies during the term of the agreement will be funded by Aventis. Should the collaboration become profitable, Regeneron’s share of the profits will be used to pay back to Aventis 50 percent of those VEGF Trap development expenses.

Aventis has the right to terminate the agreement without cause with at least twelve months advance notice. Upon termination of the agreement for any reason, Regeneron’s

REGENERON PHARMACEUTICALS, INC. Notes to Condensed Financial Statements (Unless otherwise noted, dollars in thousands, except per share data)

obligation with respect to reimbursing Aventis, from a portion of the Company’s profits, for 50 percent of the VEGF Trap development expenses will also terminate.

Revenue related to payments from Aventis is being recognized under the Substantive Milestone Method (see Note 2) in accordance with SAB 101. The up-front payment of $80.0 million and reimbursement of Regeneron-incurred development expenses are being recognized as contract research and development revenue. Milestone payments will be recognized as research progress payments. For both the three and nine months ended September 30, 2003, the Company recognized $2.6 million of contract research and development revenue in connection with the Aventis Agreement. At September 30, 2003, amounts receivable from Aventis totaled $1.7 million and deferred revenue was $79.1 million.

Novartis Pharma AG

In March 2003, the Company entered into a collaboration agreement (the “Novartis Agreement”) with Novartis Pharma AG (“Novartis”) to jointly develop and commercialize the Company’s Interleukin-1 Cytokine Trap (“IL-1 Trap”) throughout the world with the exception of Japan, where product rights remain with Regeneron. In connection with this agreement, Novartis made a non-refundable up-front payment of $27.0 million and purchased $48.0 million of newly issued unregistered shares of the Company’s Common Stock. Regeneron issued 2,400,000 shares of Common Stock to Novartis in March 2003 and an additional 5,127,050 shares in May 2003 for a total of 7,527,050 shares based upon the average closing price of the Common Stock for the 20 consecutive trading days ending May 12, 2003.

Development expenses incurred during 2003 will be shared equally by the Company and Novartis. Regeneron may fund its share of 2003 development expenses through a loan (the “2003 Loan”) from Novartis, which will bear interest at a rate per annum equal to the LIBOR rate plus 2.5%, compounded quarterly (3.66% at September 30, 2003). The 2003 Loan and accrued interest thereon will be forgiven should certain defined pre-clinical and clinical milestones be reached; otherwise, such amounts are payable on July 1, 2004. As of September 30, 2003, the 2003 Loan balance due Novartis, including accrued interest, totaled $9.3 million.

After 2003, Novartis will be responsible for any additional pre-Phase III development expenses, and the companies will equally share Phase III development expenses and share promotional expenses prior to product launch. Funding for Regeneron’s share of Phase III development expenses will be available through another loan (the “Post-2003 Loan”) from Novartis. Also, Regeneron’s share of promotional expenses after 2005 and prior to product launch may be funded through an additional loan (the “Promotion Expense Loan”) from Novartis. These loans will bear interest at a rate per annum equal to the LIBOR rate plus 2.5%, compounded quarterly. The Post-2003 Loan and the Promotion Expense Loan, including accrued interest thereon, will be due five and three years, respectively, after the earlier of either the first

REGENERON PHARMACEUTICALS, INC. Notes to Condensed Financial Statements (Unless otherwise noted, dollars in thousands, except per share data)

commercial sale of an IL-1 Trap product in the United States or Europe or the effective date of termination of the agreement by Novartis.

Novartis has the right to terminate the agreement without cause with at least nine months advance notice.

The Company and Novartis will share co-promotion rights and profits on sales, if any, of the IL-1 Trap. In addition, the Company may receive up to $275.0 million in milestone payments upon the receipt of specified regulatory approvals and the achievement of certain product revenues targets. Also, under the Novartis Agreement, the Company and Novartis each has the option to collaborate in the future on the development and commercialization of additional defined IL-1 product candidates.

Revenue related to payments from Novartis is being recognized as contract research and development revenue under the Substantive Milestone Method (see Note 2) in accordance with SAB 101. The up-front payment of $27.0 million and reimbursement of Novartis’ share of Regeneron-incurred development expenses are being recognized as contract research and development revenue. Forgiveness of the 2003 Loan and accrued interest (if forgiven as described above), and milestone payments will be recognized as research progress payments. For the three and nine months ended September 30, 2003, the Company recognized $5.2 million and $17.1 million, respectively, of contract research and development revenue in connection with the Novartis Agreement. At September 30, 2003, amounts receivable from Novartis totaled $3.9 million and deferred revenue was $22.9 million.

9.	License Agreement

In August 2003, Merck granted the Company a non-exclusive license agreement to certain patents and patent applications which may be used in the development and commercialization of AXOKINE®. As consideration, the Company issued to Merck 109,450 newly issued unregistered shares of its Common Stock (the “Merck Shares”), valued at $1,500 based on the fair market value of shares of the Company’s Common Stock on the agreement’s effective date. The agreement also requires the Company to make an additional payment to Merck upon receipt of marketing approval for a product covered by the licensed patents. In addition, the Company would be required to pay royalties, at staggered rates in the mid-single digits, based on the net sales of products covered by the licensed patents.

At any time prior to the date that Merck has the right to sell the Merck Shares under the Securities Act of 1933 (the “Sales Date”), Regeneron has the right to buy back the Merck Shares from Merck for a purchase price equal to the greater of (a) $1,500 and (b) the lesser of (i) the fair market value of the shares and (ii) $1,650. Unless Regeneron has previously exercised its right to buy back the Merck Shares, on the Sales Date if the fair market value of the Merck Shares (the “Market Price”) is less than $1,500, Regeneron will be required to make a cash payment to Merck equal to the difference between the

REGENERON PHARMACEUTICALS, INC. Notes to Condensed Financial Statements (Unless otherwise noted, dollars in thousands, except per share data)

Market Price and $1,500. Conversely, if on the Sales Date the Market Price is greater than $1,650, Merck will be required, at its option, to either (i) make a cash payment to Regeneron equal to the difference between the Market Price and $1,650 (the “Excess Amount”) or (ii) return a number of the Merck Shares to Regeneron, calculated by dividing the Excess Amount by the fair market value of a share of the Company’s Common Stock on the Sales Date. Based on the fair market value of the Company’s Common Stock at September 30, 2003, the Company marked this obligation to market, resulting in the recognition of non-cash income totaling $284 for both the three months and nine months ended September 30, 2003. Such amount has been included in investment income in the accompanying financial statements.

10.	Per Share Data

The Company’s basic net loss per share amounts have been computed by dividing net loss by the weighted average number of Common and Class A shares outstanding. For the three and nine months ended September 30, 2003 and 2002, the Company reported net losses and, therefore, no common stock equivalents were included in the computation of diluted net loss per share, since such inclusion would have been antidilutive. The calculations of basic and diluted net loss per share are as follows:

	Net Loss, in	Shares, in
	thousands	thousands
Three months ended September 30,	(Numerator)	(Denominator)	Per Share Amount

2003:
Basic and diluted	($27,400)	52,902	($0.52)
2002:
Basic and diluted	($32,816)	43,950	($0.75)

	Net Loss, in	Shares, in
	thousands	thousands
Nine months ended September 30,	(Numerator)	(Denominator)	Per Share Amount

2003:
Basic and diluted	($88,081)	48,926	($1.80)
2002:
Basic and diluted	($88,684)	43,895	($2.02)

Shares issuable upon the exercise of options, vesting of restricted stock awards, and conversion of convertible debt, which have been excluded from the diluted per share amounts because their effect would have been antidilutive, include the following:

REGENERON PHARMACEUTICALS, INC. Notes to Condensed Financial Statements (Unless otherwise noted, dollars in thousands, except per share data)

	Three months ended September 30,

	2003	2002

Options:
Weighted average number, in thousands	11,133	9,483
Weighted average exercise price	$21.59	$21.38
Restricted Stock:
Weighted average number, in thousands	125	73
Convertible Debt:
Weighted average number, in thousands	6,611	6,611
Conversion price	$30.25	$30.25

	Nine months ended September 30,

	2003	2002

Options:
Weighted average number, in thousands	11,332	9,459
Weighted average exercise price	$21.44	$21.43
Restricted Stock:
Weighted average number, in thousands	158	89
Convertible Debt:
Weighted average number, in thousands	6,611	6,611
Conversion price	$30.25	$30.25

11.	Segment Reporting

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

Contract manufacturing: Includes all revenues and expenses related to the commercial production of products under contract manufacturing arrangements. The Company produces an intermediate for a Merck pediatric vaccine under a long-term manufacturing agreement.

The table below presents information about reported segments for the three and nine months ended September 30, 2003 and 2002.

REGENERON PHARMACEUTICALS, INC. Notes to Condensed Financial Statements (Unless otherwise noted, dollars in thousands, except per share data)

	Three months ended September 30, 2003

	Research &	Contract	Reconciling
	Development	Manufacturing	Items		Total

Revenues	$10,882	$6,510	—		$17,392
Depreciation and amortization	3,395	— (1)	$261		3,656
Interest expense	58	—	2,924		2,982
Net (loss) income	(27,427)	1,666	(1,639	)(2)	(27,400)
Capital expenditures	2,742	—	—		2,742

	Three months ended September 30, 2002

	Research &	Contract	Reconciling
	Development	Manufacturing	Items		Total

Revenues	$2,780	$3,786	—		$6,566
Depreciation and amortization	1,909	— (1)	$261		2,170
Interest expense	6		3,011		3,017
Net (loss) income	(34,332)	2,149	(633	)(2)	(32,816)
Capital expenditures	10,864	—	—		10,864

	Nine months ended September 30, 2003

	Research &	Contract	Reconciling
	Development	Manufacturing	Items		Total

Revenues	$28,245	$7,980	—		$36,225
Depreciation and amortization	7,840	— (1)	$783		8,623
Interest expense	66	—	8,760		8,826
Net (loss) income	(85,126)	2,211	(5,166	)(2)	(88,081)
Capital expenditures	15,596	—	—		15,596
Total assets	88,543	12,067	399,891	(3)	500,501

	Nine months ended September 30, 2002

	Research &	Contract	Reconciling
	Development	Manufacturing	Items		Total

Revenues	$8,215	$8,861	—		$17,076
Depreciation and amortization	5,623	— (1)	$782		6,405
Interest expense	32	2	9,032		9,066
Net (loss) income	(91,457)	4,102	(1,329	)(2)	(88,684)
Capital expenditures	23,122	35	—		23,157
Total assets	54,666	12,564	351,362	(3)	418,592

REGENERON PHARMACEUTICALS, INC. Notes to Condensed Financial Statements (Unless otherwise noted, dollars in thousands, except per share data)

(1)	Depreciation and amortization related to contract manufacturing is capitalized into inventory and included in contract manufacturing expense when the product is shipped.

(2)	Represents investment income, net of interest expense related to convertible notes issued in October 2001.

(3)	Includes cash and cash equivalents, marketable securities, restricted marketable securities, prepaid expenses and other current assets, and other assets.

12.	Legal Matters

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

13.	Commitments and Contingencies

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

The Company enters into indemnification provisions, normal and customary for companies in its industry sector, under its agreements with third parties in its ordinary course of business, typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, the Company generally agrees to indemnify, hold harmless, and reimburse the indemnified parties for losses suffered or incurred by the indemnified parties with respect to the Company’s product candidates, use of such product candidates, or other actions taken or omitted by the Company. The maximum potential amount of future payments the Company could be required to make under these indemnification

REGENERON PHARMACEUTICALS, INC. Notes to Condensed Financial Statements (Unless otherwise noted, dollars in thousands, except per share data)

provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of these provisions is minimal. Accordingly, the Company has no liabilities recorded for these provisions as of September 30, 2003.

14.	Future Impact of Recently Issued Accounting Standards

In May 2003, the Financial Accounting Standards Board issued Statement No. 150 (“SFAS No. 150”), Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 specifies that instruments within its scope embody obligations of the issuer and that the issuer must classify them as liabilities. SFAS No. 150 requires issuers to classify as liabilities the following three types of freestanding financial instruments: (1) mandatorily redeemable financial instruments, (2) obligations to repurchase the issuer’s equity shares by transferring assets, and (3) certain obligations to issue a variable number of shares. SFAS No. 150 defines a “freestanding financial instrument” as a financial instrument that (1) is entered into separately and apart from any of the entity’s other financial instruments or equity transactions or (2) is entered into in conjunction with some other transaction and can be legally detached and exercised on a separate basis. For all financial instruments entered into or modified after May 31, 2003, SFAS No. 150 is effective immediately. For all other instruments of public companies, SFAS No. 150 went into effect at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company’s financial statements for the third quarter of 2003. The Financial Accounting Standards Board is expected to defer the effective date for selected provisions of SFAS No. 150, limited to mandatorily redeemable noncontrolling interests associated with finite-lived subsidiaries. The deferral of those selected provisions is not expected to have a material impact on the Company’s financial statements.

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

     Regeneron Pharmaceuticals, Inc. is a biopharmaceutical company that discovers, develops, and intends to commercialize therapeutic products for the treatment of serious medical conditions. Our clinical and preclinical pipeline includes product candidates for the treatment of obesity, rheumatoid arthritis and other inflammatory conditions, cancer and related disorders, allergies, asthma, and other diseases and disorders. Developing and commercializing new medicines entails risk and significant expense. Since inception, we have not generated any sales or profits from the commercialization of any of our product candidates.

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

     Below is a summary of our leading clinical and preclinical research programs. The IL-1 Trap is being developed in collaboration with Novartis Pharma AG, and the VEGF Trap is being developed in collaboration with Aventis Pharmaceuticals Inc. We retain sole ownership and marketing rights for AXOKINE and the IL-4/13 Trap and currently are developing them independently of any corporate partners.

•	AXOKINE®: Acts on the brain region regulating food intake and energy expenditure and is being developed for the treatment of obesity. In March 2003, we reported data from the 12-month treatment period of our initial Phase III pivotal trial of AXOKINE. This trial enrolled approximately 2,000 patients and involved a 12-month treatment period in which subjects received daily subcutaneous self-injections of placebo or AXOKINE. The study demonstrated that subjects receiving AXOKINE experienced a greater average weight loss than those receiving placebo (6.2 lbs. vs. 2.6 lbs, p<.001) and that a greater proportion of AXOKINE- treated subjects lost at least 5 percent of their initial body weight compared with placebo-treated subjects (25.1 percent vs. 17.6 percent, p<.001). Although the Phase III study met its primary endpoints and many individuals achieved a medically meaningful weight loss, the average weight loss was small and limited by the development of antibodies. The study also showed that AXOKINE had a favorable safety and tolerability profile. The treatment period in this study is being followed by a twelve-month open-label extension phase, during which all study subjects receive AXOKINE. The extension phase is expected to be completed in the first quarter of 2004.

In April 2003, we announced the results of a 12-week Phase II clinical trial to assess the safety and efficacy of AXOKINE in overweight and obese individuals with type 2 diabetes mellitus. The study showed that treatment with AXOKINE resulted in statistically significant and dose-dependent weight loss, which was in line with the weight loss observed in the Phase III pivotal trial at the same 12-week time point. A 12-week open-label extension phase has also been completed.

Regeneron announced in September 2003 that we are moving forward with the Phase III development program of AXOKINE for the treatment of obesity. The announcement was made following a meeting with the United States Food and Drug Administration during which we reviewed results of the completed initial pivotal trial and our plans for future development of AXOKINE.

•	INTERLEUKIN-1 CYTOKINE TRAP (IL-1 Trap): Protein-based product candidate designed to bind the interleukin-1 (called IL-1) cytokine and prevent its interaction with cell surface receptors. IL-1 is thought to play a major role in rheumatoid arthritis and other inflammatory diseases. In March 2003, we entered into an agreement with Novartis to jointly develop and commercialize the IL-1 Trap throughout the world with the exception of Japan, where product rights remain with Regeneron.

In October 2003, we announced that the IL-1 Trap demonstrated evidence of efficacy and safety in patients with rheumatoid arthritis (RA) in a Phase II dose-ranging study in approximately 200 patients. Patients treated with the highest dose, 100 milligrams of the IL-1 Trap, exhibited non-statistically significant improvements in the primary endpoint of the trial, change in the proportion of American College of Rheumatology (ACR) 20 responses versus placebo. The IL-1 Trap also exhibited improvements in secondary endpoints of the trial. The IL-1 Trap was generally well tolerated and was not associated with any serious adverse events. We are working together with Novartis to evaluate the data from this trial and determine the best path forward for the next clinical study.

•	VEGF TRAP: Protein-based therapeutic candidate designed to bind Vascular Endothelial Growth Factor (called VEGF, also known as Vascular Permeability Factor or VPF) and prevent its interaction with cell surface receptors. VEGF is required for the growth of blood vessels that are needed for tumors to grow and is a potent regulator of vascular permeability and leak. In 2001, we initiated a dose-escalation Phase I clinical trial designed to assess the safety and tolerability of the VEGF Trap in subjects with solid tumor malignancies and/or non-Hodgkin’s lymphoma. This trial continues to test increasing doses of VEGF Trap delivered by subcutaneous injection as per the protocol and is expected to be completed in the first half of 2004. An additional phase of the study with VEGF Trap delivered intravenously is planned. Further studies of the VEGF Trap in cancer and as a potential treatment for diseases of the eye also are being planned.

In September 2003, we entered into a Collaboration Agreement with Aventis to jointly develop and commercialize the VEGF Trap in cancer, opthalmology, and possibly other indications throughout the world with the exception of Japan, where product rights remain with Regeneron.

•	INTERLEUKIN-4/INTERLEUKIN-13 CYTOKINE TRAP (IL-4/13 Trap): Protein-based product candidate designed to bind the interleukin-4 and interleukin-13 (called IL-4 and IL-13) cytokines and prevent their interaction with cell surface receptors. IL-4 and IL-13 are thought to play a major role in diseases such as asthma, allergic disorders, and other inflammatory diseases. In October 2002, we initiated a Phase I trial for the IL-4/13 Trap in adult subjects with mild to moderate asthma. This placebo-controlled, double-blind, dose escalation study is designed to assess the safety and tolerability of the IL-4/13 Trap. The trial is expected to be completed in the first quarter of 2004. We are also evaluating the potential use of the IL-4/13 Trap in other therapeutic indications.

     In addition, we have formed collaborations to advance other research and development efforts. We are conducting research with The Procter & Gamble Company in muscle diseases and other fields. We are also collaborating with Medarex, Inc. to discover, develop, and commercialize certain human antibodies as therapeutics. In these research collaborations, we retain 50% of the commercialization rights.

Discussion of Third Quarter 2003 Activities

     In July 2001, we initiated a Phase III clinical program of AXOKINE in overweight and obese subjects. The initial pivotal Phase III trial was a double-blind, randomized, placebo-controlled study that enrolled approximately 2,000 subjects at 65 sites across the United States. In March 2003, we reported data from the 12-month treatment period of the trial during which subjects received daily subcutaneous self-injections of placebo or AXOKINE at a dose of 1.0 microgram per kilogram of body weight (mcg/kg). The study demonstrated that subjects receiving AXOKINE experienced a greater average weight loss than those receiving placebo (6.2 pounds vs. 2.6 pounds, p<.001) and that a greater proportion of AXOKINE-treated subjects lost at least 5 percent of their initial body weight compared with placebo-treated subjects (25.1 percent vs. 17.6 percent, p<.001). AXOKINE also achieved statistically significant results in two of the three secondary endpoints, including the proportion of subjects losing at least 10% of their initial body weight. AXOKINE demonstrated a favorable safety and tolerability profile in the study. The double-blind treatment period is being followed by a twelve-month open-label extension phase, during which all study subjects receive AXOKINE. As of September 30, 2003, the average treatment period for participants in this trial was 23 months.

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

     In this trial in patients with type 2 diabetes, approximately one-third of the subjects who were treated with the 1.0 mcg/kg dose of AXOKINE developed antibodies to AXOKINE at the twelve-week time point. In the recently completed Phase III study of AXOKINE in non-diabetic subjects, about half of AXOKINE-treated participants had developed antibodies at the 12-week time point. This lower incidence of antibodies observed in the Phase II study will need to be explored in a larger Phase III study in the diabetic population. In the Phase III one-year study, weight loss beyond 12 weeks appeared to be more limited in those people who developed antibodies.

     In September 2003, we announced that we will move forward with the Phase III development program of AXOKINE for the treatment of obesity. This decision was made following a meeting with the FDA during which we reviewed results of the completed initial pivotal trial and our plans for future development of AXOKINE.

     The remaining Phase III program is expected to consist of one-year evaluations of a broad range of overweight and obese individuals, including patients with type 2 diabetes, and several smaller and shorter studies. In total, approximately 2,300 additional people are expected to be enrolled in future trials.

     Two AXOKINE trials remain ongoing. These trials, which each include approximately 300 subjects, are evaluating the safety of intermittent treatment with AXOKINE and studying maintenance of weight loss following short-term treatment regimens. Results from these trials are expected to be available in the first half of 2004. In January 2003, we announced that AXOKINE had received fast track designation from the FDA for the treatment of severely obese people who are unresponsive to, intolerant of, or unsuitable candidates for certain FDA-approved medicines for the long-term treatment of obesity. No decision has been made yet to conduct a trial that evaluates AXOKINE in this patient group.

     In July 2002, we announced the initiation of a dose-ranging Phase II study of the IL-1 Trap in subjects with rheumatoid arthritis. This trial enrolled approximately 200 subjects who received weekly self-injections of one of three fixed doses of IL-1 Trap or placebo for 12 weeks, followed by 10 weeks of off-treatment follow-up. In October 2003, we announced that in this trial the IL-1 Trap demonstrated evidence of efficacy and safety. Patients treated with the highest dose, 100 milligrams of the IL-1 Trap, exhibited non-statistically significant improvements in the primary endpoint of the trial, change in the proportion of ACR 20 responses versus placebo. The IL-1 Trap also exhibited improvements in secondary endpoints of the trial. The IL-1 Trap was generally well tolerated and was not associated with any serious adverse events. We are working together with Novartis to evaluate the data from this trial and determine the best path forward for the next clinical study. The IL-1 Trap is also being evaluated for potential uses in treating other inflammatory diseases.

     In March 2003, we entered into a Collaboration, License and Option Agreement with Novartis to jointly develop and commercialize the IL-1 Trap in rheumatoid arthritis and other indications throughout the world with the exception of Japan, where product rights remain with Regeneron. We and Novartis will share equally in all profits from future sales of the IL-1 Trap in North America and Europe. In other markets, Novartis will be entitled to receive 75 percent of the profits and we will be entitled to 25 percent of the profits. We may co-promote the IL-1 Trap in all territories under the agreement. As part of the agreement, Novartis purchased $48.0 million of Regeneron’s common stock and made a non-refundable up-front payment of $27.0 million. The agreement is described in greater detail in the section of this report titled “Liquidity and Capital Resources”.

     In November 2001, we initiated a Phase I clinical trial designed to assess the safety and tolerability of VEGF Trap in patients with solid tumor malignancies and subjects with non-Hodgkin’s lymphoma. The Phase I trial is an open-label study in subjects with advanced tumors and is evaluating the VEGF Trap in increasing dose levels. The study is being conducted at three clinical sites in the United States. This trial continues to test increasing doses of VEGF Trap delivered by subcutaneous injection as per the protocol and is expected to be completed in the first half of 2004. An additional phase of the study with VEGF Trap delivered intravenously is planned. Further studies of the VEGF Trap in cancer and as a potential treatment for diseases of the eye also are being planned.

     In September 2003, we entered into a Collaboration Agreement with Aventis to jointly develop and commercialize the VEGF Trap in cancer, opthalmology, and possibly other indications throughout the world with the exception of Japan, where product rights remain with Regeneron. We and Aventis will equally share promotion rights and profits from future sales of VEGF Trap. Aventis will fund development costs. Should the collaboration become profitable, we will pay back to Aventis 50 percent of the development costs. We will continue to manufacture clinical supplies of the VEGF Trap at our facilities in Rensselaer, New York, while Aventis will be responsible for providing commercial scale manufacturing capacity. As part of the agreement, Aventis purchased $45.0 million of Regeneron common stock and made a non-refundable up-front payment of $80.0 million. The agreement is described in greater detail in the section of this report titled “Liquidity and Capital Resources”.

     We have developed both an IL-4 Trap and an IL-4/13 Trap, which is a single molecule that can block both interleukin-4 and interleukin-13. In October 2002, we initiated a Phase I clinical trial of a dual IL-4/13 Trap to assess the safety and tolerability of increasing dose levels in subjects with mild to moderate asthma. The Phase I trial is expected to be completed in the first quarter of 2004. We are continuing our research of IL-4 and IL-13 in other inflammatory conditions beyond asthma, which may lead to new potential indications for the IL-4/13 Trap.

     A minority of all research and development programs ultimately results in commercially successful pharmaceutical products; it is not possible to predict whether any program will succeed until it actually produces a medicine that is commercially marketed for a significant period of time. In addition, in each of the areas of our independent and collaborative activities, other companies and entities are actively pursuing competitive paths toward similar objectives. The results of Regeneron’s and its collaborators’ past activities in connection with the research and development of AXOKINE, Cytokine Traps, Angiopoietins, cancer, abnormal bone growth, muscle atrophy, small molecules, and other programs or areas of research or development do not necessarily predict the results or success of current or future activities including, but not limited to, any additional preclinical or clinical studies. We cannot predict whether, when, or under what conditions any of our research or product candidates, including without limitation AXOKINE, IL-1 Trap, VEGF Trap, or IL-4/13 Trap will be shown to be safe or effective to treat any human condition or be approved for marketing by any regulatory agency. The delay or failure of current or future studies to demonstrate the safety or efficacy of its product candidates to treat human conditions or to be approved for marketing could have a material adverse impact on Regeneron. We discuss the risks associated with pharmaceutical drug development in the section of this report titled “Factors That May Affect Future Operating Results.”

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

     From inception on January 8, 1988 through September 30, 2003, we had a cumulative loss of $512.2 million. In the absence of revenues from the commercialization of our product candidates or other sources, the amount, timing, nature, or source of which cannot be predicted, our losses will continue as we conduct our research and development activities. Our activities may expand over time and may require additional resources and we expect our operating losses to be substantial over at least the next several years. Our losses may fluctuate from quarter to quarter and will depend, among other factors, on the timing of certain expenses and on the progress of our research and development efforts.

Change in Accounting Method

     We recognize revenue from contract research and development and research progress payments in accordance with Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101). During the third quarter of 2003, we elected to change the method we use to recognize revenue under SAB 101 related to non-refundable collaborator payments, including up-front licensing payments, payments for development activities, and research progress (milestone) payments, to the Substantive Milestone Method, adopted retroactively to January 1, 2003. Under this method, we recognize revenue from non-refundable up-front license payments, not tied to achieving a specific performance milestone, ratably over the period over which we are obligated to perform services. Payments for development activities are recognized as revenue as earned, ratably over the period of effort. Substantive at-risk milestone payments, which are based on achieving a specific performance milestone, are recognized as revenue when the milestone is achieved and the related payment is due, provided there is no future service obligation associated with that milestone. Previously, we had recognized revenue from non-refundable collaborator payments based on the percentage of costs incurred to date, estimated costs to complete, and total expected contract revenue. However, the revenue recognized was limited to the amount of non-refundable payments received. The change in accounting method was made because we believe that it better reflects the substance of our collaborative agreements and is more consistent with current practices in the biotechnology industry. The impact of the adoption of this new revenue recognition method was to increase our revenue and reduce our net loss by $1.5 million, or $0.03 per share, in the third quarter of 2003, and to decrease our revenue and increase our net loss by $0.3 million, or $0.01 per share, for the nine months ended September 30, 2003. There is no impact on our financial results for any period prior to January 1, 2003. Our operating results for the first two quarters of 2003 have been restated in accordance with the new revenue recognition policy.

Results of Operations

     Three months ended September 30, 2003 and 2002. Our total revenue increased to $17.4 million for the third quarter of 2003 from $6.6 million for the same period of 2002. Contract research and development revenue increased to $10.9 million for the third quarter of 2003 from $2.8 million for the same period of 2002, resulting primarily from the recognition of $7.8 million of revenue related to our collaboration with Novartis on the IL-1 Trap, which began in the first quarter of 2003, and our collaboration with Aventis on the VEGF Trap, which began in the third quarter of 2003. We recognize revenue in connection with the collaborations in accordance with SAB 101. In addition, we recognized $2.7 million and $2.6 million of contract research and development revenue from Procter & Gamble in the third quarter of 2003 and 2002, respectively, in connection with our long-term collaboration agreement. Contract manufacturing revenue, related to our long-term agreement with Merck & Co., Inc. to manufacture a vaccine intermediate at our Rensselaer facility, increased to $6.5 million for the third quarter of 2003 from $3.8 million for the same period of 2002, because we shipped more product to Merck during the third quarter of 2003 than in the corresponding period of 2002. We recognize contract manufacturing revenue and the related manufacturing expense as product is accepted by and shipped to Merck.

     Our total operating expenses increased to $43.1 million for the third quarter of 2003 from $38.7 million for the same period of 2002. Research and development expenses increased to $34.7 million in the third quarter of 2003 from $34.3 million for the comparable period of 2002 as increased development expenses for the IL-1 Trap and VEGF Trap in the third quarter of 2003 were offset in part by a decline in development expenses related to the AXOKINE program. Research and development expenses were 80% of total operating expenses in the third quarter of 2003, compared with 89% for the same period of 2002. Contract manufacturing expenses related to our long-term agreement with Merck increased to $4.8 million for the third quarter of 2003 from $1.6 million for the same period of 2002, because the Company shipped more product to Merck during the quarter. General and administrative expenses increased to $3.6 million in the third quarter of 2003 from $2.8 million for the same period of 2002, due primarily to increased administrative costs to support the Company’s expanding development pipeline, higher insurance costs, and expenses for external service providers.

     Investment income decreased to $1.3 million for the third quarter of 2003 from $2.4 million for the same period of 2002 due to lower effective interest rates on investment securities in 2003 and lower levels of interest-bearing investments during most of the third quarter of 2003 as the Company funded its operations. Interest expense was $3.0 million for the both the third quarter of 2003 and 2002. Interest expense is attributable primarily to $200.0 million of convertible notes issued in October 2001, which mature in 2008 and bear interest at 5.5% per annum.

     Our net loss for the third quarter of 2003 was $27.4 million, or $0.52 per share (basic and diluted), compared with a net loss of $32.8 million, or $0.75 per share (basic and diluted), for the same period of 2002.

     Nine months ended September 30, 2003 and 2002. Our total revenue increased to $36.2 million for the nine months ended September 30, 2003 from $17.1 million for the same period in 2002. Contract research and development revenue increased to $28.2 million for the nine months ended September 30, 2003 from $8.2 million for the same period of 2002, resulting primarily from the recognition of $19.7 million of revenue related to our collaborations with Novartis on the IL-1 Trap and Aventis on the VEGF Trap. We recognize revenue in connection with the collaborations in accordance with SAB 101. In addition, we recognized $7.9 million of contract research and development revenue from Procter & Gamble in the first nine months of both 2003 and 2002 in connection with our long-term collaboration agreement. Contract manufacturing revenue, related to our long-term agreement with Merck, decreased to $8.0 million for the first nine months of 2003 from $8.9 million for the same period of 2002, due primarily to the receipt of a non-recurring $1.0 million payment in the third quarter of 2002. This decrease was partly offset because we shipped more product to Merck in the first nine months of 2003 compared with the same period of 2002.

     Our total operating expenses increased to $119.1 million for the nine months ended September 30, 2003 from $104.4 million for the same period of 2002. Research and development expenses increased to $102.8 million for the first nine months of 2003 from $90.5 million for the comparable period of 2002, due primarily to higher expenses associated with the Company’s development programs for the IL-1 Trap for the treatment of rheumatoid arthritis and VEGF Trap for the treatment of cancer. Research and development expenses were 86% of total operating expenses in the first nine months of 2003, compared with 87% for the same period of 2002. Contract manufacturing expenses related to our long-term agreement with Merck increased to $5.8 million for the nine months ended September 30, 2003 from $4.8 million for the same period of 2002, because we shipped more product to Merck in 2003 and the costs to manufacture the vaccine intermediate increased slightly compared with the prior year period. General and administrative expenses increased to $10.5 million for the first nine months of 2003 from $9.2 million for the same period of 2002, due primarily to increased administrative costs to support the Company’s expanding development pipeline, higher insurance costs, and expenses for external service providers.

     Investment income decreased to $3.6 million for the nine months ended September 30, 2003 from $7.7 million for the same period of 2002 due to lower effective interest rates on investment securities in 2003 and lower levels of interest-bearing investments during most of the period through September 30, 2003 as the Company funded its operations. Interest expense declined slightly to $8.8 million for the first nine months of 2003 from $9.1 million for the same period of 2002. Interest expense is attributable primarily to $200.0 million of convertible notes issued in October 2001, which mature in 2008 and bear interest at 5.5% per annum.

     Our net loss for the nine months ended September 30, 2003 was $88.1 million, or $1.80 per share (basic and diluted), compared with a net loss of $88.7 million, or $2.02 per share (basic and diluted), for the same period of 2002.

Liquidity and Capital Resources

     Since our inception in 1988, we have financed our operations primarily through offerings of equity securities, a private placement of convertible debt, revenue earned under our agreements with Amgen Inc., Sumitomo Chemical Co., Ltd., Sumitomo Pharmaceuticals Company, Ltd., Merck, Procter & Gamble, Novartis, and Aventis, and investment income.

     In September 2003, the Company entered into a collaboration agreement with Aventis to jointly develop and commercialize the VEGF Trap. Aventis made a non-refundable up-front payment of $80.0 million and purchased 2,799,552 newly issued unregistered shares of our Common Stock for $45.0 million.

     Under the collaboration agreement, we and Aventis will share co-promotion rights and profits on sales, if any, of the VEGF Trap. Aventis has agreed to make a $25.0 million payment to us upon achievement of a clinical milestone. We may also receive up to $360.0 million in additional milestone payments upon receipt of specified marketing approvals for up to eight VEGF Trap indications in Europe or the United States. Regeneron has agreed to continue to manufacture clinical supplies of the VEGF Trap at our plant in Rensselaer, New York. Aventis has agreed to be responsible for providing commercial scale manufacturing capacity for the VEGF Trap.

     Under the collaboration agreement, development expenses incurred by both companies during the term of the agreement will be funded by Aventis. Should the collaboration become profitable, our share of the profits will be used to pay back to Aventis 50 percent of those VEGF Trap development expenses. At September 30, 2003, $1.7 million was receivable from Aventis for development expenses incurred by Regeneron during the period from the effective date of the collaboration through September 30, 2003.

     Aventis has the right to terminate the agreement without cause with at least twelve months advance notice. Upon termination of the agreement for any reason, our obligation with respect to reimbursing Aventis, from a portion of our profits, for 50 percent of the VEGF Trap development expenses will also terminate.

     In March 2003, we entered into a collaboration agreement with Novartis to jointly develop and commercialize the IL-1 Trap. Novartis made a non-refundable up-front payment of $27.0 million and purchased 7,527,050 newly issued unregistered shares of our common stock for $48.0 million.

     Development expenses incurred during 2003 will be shared equally by Regeneron and Novartis. We may fund our share of 2003 expenses through a loan from Novartis that will be forgiven, together with accrued interest, should certain preclinical and clinical milestones be reached and is otherwise payable on July 1, 2004. As of September 30, 2003, we have drawn $9.2 million against this loan facility. In addition, at September 30, 2003, $3.9 million was receivable from Novartis for their share of IL-1 Trap development expenses incurred by Regeneron during the third quarter of 2003.

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

     We and Novartis will share co-promotion rights and profit on sales, if any, of the IL-1 Trap. In addition, we may receive up to $275.0 million in milestone payments upon receipt of specified regulatory approvals in the United States and the European Union and the achievement of certain product revenues targets. Under the agreement, each company also has the right to elect to collaborate on the development and commercialization of certain other preclinical/early development IL-1 antagonists that we and Novartis currently are developing independently. Regeneron will continue to manufacture clinical supplies of the IL-1 Trap at our Rensselaer plant. Novartis will be responsible for providing commercial scale manufacturing capacity for the IL-1 Trap.

     Under a long-term collaboration agreement, Procter & Gamble provides funding through December 2005 of $2.5 million per quarter, plus adjustments for inflation, in support of our research efforts.

     At September 30, 2003, we had $391.1 million in cash, cash equivalents, marketable securities, and restricted marketable securities. We have no off-balance sheet financing arrangements and do not guarantee the obligations of any other entity. As of September 30, 2003, we had no established banking arrangements through which we could obtain short-term financing or a line of credit. We may seek additional funding through, among other things, future collaboration agreements and public or private financing. We cannot assure you that additional financing will be available to us or, if available, that it will be available on acceptable terms.

     Our additions to property, plant, and equipment totaled $15.6 million and $23.2 million for the first nine months of 2003 and 2002, respectively.

     We expect to incur substantial funding requirements for, among other things, research and development activities (including preclinical and clinical testing), expansion and validation of manufacturing facilities, and the acquisition of equipment. We currently anticipate that for the remainder of 2003, approximately 40-60% of our expenditures will be directed toward the preclinical and clinical development of product candidates, including AXOKINE, IL-1 Trap, VEGF Trap, and IL-4/13 Trap; approximately 5-15% of our expenditures will be invested in expansion of our manufacturing facilities; approximately 10-20% of our expenditures will cover our basic research activities; approximately 5-15% of our expenditures will be directed toward the continued development of our novel technology platforms, including potential efforts to commercialize these technologies; and the remainder of our expenditures will be for general corporate purposes, including working capital. For the remainder of 2003, we expect to incur approximately $5 million in capital expenditures for our expanded manufacturing and research and development activities.

     We expect that expenses related to the filing, prosecution, defense, and enforcement of patent and other intellectual property claims will continue to be substantial as a result of patent filings and prosecutions in the United States and foreign countries.

     The amount we need to fund operations will depend on various factors, including the status of competitive products, the success of our research and development programs, the potential future need to expand our professional and support staff and facilities, the status of patents and other intellectual property rights, the delay or failure of a clinical trial of any of our drug candidates, and the continuation, extent, and success of any collaborative research arrangements (including those with Procter & Gamble, Novartis, Aventis, Medarex, and Emisphere Technologies, Inc.). Clinical trial costs are dependent, among other things, on the size and duration of trials, fees charged for services provided by clinical trial investigators and other third parties, the costs for manufacturing the product candidate for use in the trials, supplies, laboratory tests, and other expenses. The amount of funding that will be required for our clinical programs depends upon the results of our research and preclinical programs and early-stage clinical trials, regulatory requirements, the clinical trials underway plus additional clinical trials that we decide to initiate, and the various factors that affect the cost of each trial as described above.

     We believe that our existing capital resources will enable us to meet operating needs through at least the end of 2005. However, this is a forward-looking statement based on our current operating plan, and we cannot assure you that there will be no change in projected revenues or expenses that would lead to our capital being consumed significantly before such time. If there is insufficient capital to fund all of our planned operations and activities, we believe we would prioritize available capital to fund preclinical and clinical development of our product candidates. In the event we need additional financing for the operation of our business, we will consider collaborative arrangements and additional public or private financing, including additional equity financing. Factors influencing the availability of additional financing include our progress in product development, investor perception of our prospects, and the general condition of the financial markets. We may not be able to secure the necessary funding through new collaborative arrangements or additional public or private offerings. If we cannot raise adequate funds to satisfy our capital requirements, we may have to delay, scale-back, or eliminate certain of our research and development activities or future operations. This could harm our business.

Future Impact of Recently Issued Accounting Standards

     In May 2003, the Financial Accounting Standards Board issued Statement No. 150 (“SFAS No. 150”), Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 specifies that instruments within its scope embody obligations of the issuer and that, therefore, the issuer must classify them as liabilities. SFAS No. 150 requires issuers to classify as liabilities the following three types of freestanding financial instruments: (1) mandatorily redeemable financial instruments; (2) obligations to repurchase the issuer’s equity shares by transferring assets and (3) certain obligations to issue a variable number of shares. SFAS No. 150 defines a “freestanding financial instrument” as a financial instrument that (1) is entered into separately and apart from any of the entity’s other financial instruments or equity transactions or (2) is entered into in conjunction with some other transaction and can be legally detached and exercised on a separate basis. For all financial instruments entered into or modified after May 31, 2003, SFAS No. 150 is effective immediately. For all other instruments of public companies, SFAS No. 150 went into effect at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on our financial statements for the third quarter of 2003. The Financial Accounting Standards Board is expected to defer the effective date for selected provisions of SFAS No. 150, limited to mandatorily redeemable noncontrolling interests associated with finite-lived subsidiaries. The deferral of those selected provisions is not expected to have a material impact on our financial statements.

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

•	Delay, difficulty, or failure of a clinical trial of any of our product candidates, including clinical trials of our product candidates AXOKINE, VEGF Trap, and the IL-1 Trap. If either or both of these product candidates fail to advance in the clinic, our business will be severely harmed and our stock price will be adversely affected. A clinical trial can fail or be delayed as a result of many causes, including, among others, failure of the product candidate to demonstrate safety or efficacy, the development of serious or life-threatening adverse events (side effects) caused by or connected with exposure to the product candidate, difficulty in enrolling and maintaining subjects, lack of sufficient supplies of the product candidate, and the failure of clinical investigators, trial monitors and other consultants, or trial subjects to comply with the trial plan or protocol. A clinical trial may also fail because it did not include a sufficient number of patients to detect the endpoint being measured. For example, the pending trials studying the maintenance of weight loss following short-term treatment regimens with AXOKINE may not have enrolled enough patients to detect statistically significant differences between patients treated with AXOKINE and those taking placebo following the post-treatment maintenance periods. These trials were designed before we had access to the data from the recently completed Phase III trial, which demonstrated that the magnitude of the average difference in weight loss observed between all AXOKINE-treated subjects and those taking placebo was small.

•	In addition to the safety, efficacy, manufacturing, and regulatory hurdles faced by our pharmaceutical candidates, the administration of recombinant proteins frequently causes an immune response, resulting in the creation of antibodies against the therapeutic protein. The antibodies can have no effect or can totally neutralize the effectiveness of the protein, or require that higher doses be used to obtain a therapeutic effect. In some cases, the antibody can cross react with the patient’s own proteins, resulting in an “auto-immune type” disease. Whether antibodies will be created can often not be predicted from preclinical experiments and their appearance is often delayed, so that there can be no assurance that neutralizing antibodies will not be created at a later date — in some cases even after pivotal clinical trials have been successfully completed. Subjects who have received AXOKINE and the IL-1 Trap in clinical trials have developed antibodies.

•	Delay, difficulty, or failure in obtaining regulatory approval for our products, including delays or difficulties in development because of insufficient proof of safety or efficacy or the failure to manufacture product candidates in accordance with FDA requirements.

•	Delay, difficulty, or failure of our research and development programs to produce product candidates that are scientifically or commercially appropriate for further development by us or others.

•	Cancellation or termination of material collaborative or licensing agreements (including in particular, but not limited to, our agreements with Novartis, Aventis, and Procter & Gamble) and the resulting loss of funding and development and manufacturing support for our product candidates could have a material adverse effect on us and our operations.

•	Increased and irregular costs of development, manufacture, regulatory approval, sales, and marketing associated with the introduction of products in the late stage of development.

•	Competitive or market factors that may cause use of our products to be limited or otherwise fail to achieve broad acceptance.

•	The ability to obtain, maintain, and prosecute intellectual property rights and the cost of acquiring in-process technology and other necessary intellectual property rights, either by license, collaboration, or purchase of another entity.

•	Difficulties or high costs of obtaining adequate financing to fund the cost of developing and manufacturing product candidates through public or private offerings or collaborative arrangements.

•	Amount and rate of growth of our general and administrative expenses, and the impact of unusual charges resulting from our ongoing evaluation of our business strategies and organizational structure.

•	Failure of corporate partners to develop or commercialize successfully our products or to retain and expand the markets served by the commercial collaborations; conflicts of interest, priorities, and commercial strategies which may arise between our corporate partners and us.

•	Delays or difficulties in developing and acquiring production technology and technical and managerial personnel to manufacture novel biotechnology products in commercial quantities at reasonable costs and in compliance with applicable quality assurance and environmental regulations and governmental permitting requirements.

•	Difficulties in manufacturing sufficient amounts of our product candidates suitable for clinical testing or commercialization. Changes in product formulations and manufacturing processes may be required as product candidates progress in clinical development and are ultimately commercialized. If we are unable to develop suitable product formulations or manufacturing processes to support large scale clinical testing of our product candidates, including AXOKINE, IL-1 Trap, VEGF Trap, and IL-4/13 Trap, we may be unable to supply necessary materials for our clinical trials, which would delay the development of our product candidates. Similarly, if we are unable to supply sufficient quantities of product or develop product formulations suitable for commercial use, we will not be able to successfully commercialize our product candidates. For example, AXOKINE currently is formulated for delivery in single use vials. We are in the process of developing a formulation that may be used in multiple use vials. If we are unable to develop this multiple use vial formulation, potential future AXOKINE sales and profitability may be limited.

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

     Other parties could allege to have blocking patents covering any of our product candidates in clinical and/or preclinical development. For example, we are aware of certain United States and foreign patents held by third parties relating to particular IL-4 and IL-13 receptors.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

     Our earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from our investment of available cash balances in investment grade corporate and U.S. government securities. We do not believe we are materially exposed to changes in interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We estimate that a one percent change in interest rates would result in an approximately $0.1 million change in the fair market value of our investment portfolio at September 30, 2003.

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

     From time to time Regeneron is a party to other legal proceedings in the course of its business. We do not expect such other legal proceedings to have a material adverse effect on our business or financial condition.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

	10.26*	-	Collaboration Agreement, dated as of September 5, 2003, by and between Aventis Pharmaceuticals Inc. and Regeneron Pharmaceuticals, Inc.

	10.27	-	Stock Purchase Agreement, dated as of September 5, 2003, by and between Aventis Pharmaceuticals Inc. and Regeneron Pharmaceuticals, Inc.

	10.28*	-	Non-Exclusive Patent License Agreement, effective as of August 18, 2003, by and between Merck & Co., Inc. and Regeneron Pharmaceuticals, Inc.

	18.1	-	Independent Accountant’s Preferability Letter Regarding a Change in Accounting Principle

	31	-	Certification of CEO and CFO pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

	32	-	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.

* Portions of this document have been omitted and filed separately with the Commission pursuant to requests for confidential treatment pursuant to Rule 24b-2.

(b)	Reports

Form 8-K, filed September 9, 2003: On September 8, 2003, we issued a press release announcing that we had entered into a global (excluding Japan) agreement with Aventis to jointly develop and commercialize theVEGF Trap.

Form 8-K, filed October 8, 2003: On October 7, 2003, we issued a press release reporting results of our IL-1 Trap Phase II dose-ranging study in patients with rheumatoid arthritis.

Form 8-K, filed October 31, 2003: On October 30, 2003, we issued a press release announcing our third quarter 2003 financial and operating results.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Regeneron Pharmaceuticals, Inc.

Date: November 12, 2003	By:	/s/ Murray A. Goldberg

Murray A. Goldberg
Senior Vice President, Finance & Administration, Chief Financial Officer, Treasurer, and Assistant Secretary