Form 10-K/A
period 2003-12-31
REGENERON PHARMACEUTICALS INC
filed 2004-03-19
CIK 872589

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

EXPLANATORY NOTE:

      This Amendment No. l to the Annual Report on Form 10-K for the fiscal year ended December 31, 2003 of Regeneron Pharmaceuticals, Inc. is being filed solely to conform the form of certifications included in Exhibit 31 previously filed with the Annual Report on Form 10-K to new Exchange Act Rule requirements. In all other respects, the text of this Amendment, including the financial statements filed as part of this report, remains unchanged from the previously filed Annual Report on Form 10-K.

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

In September 2003, we entered into a collaboration agreement with Aventis Pharmaceuticals Inc. to jointly develop and commercialize the VEGF Trap in multiple oncology, ophthalmology, and possibly other indications throughout the world with the exception of Japan, where product rights remain with us. Aventis made a non- refundable up-front payment of $80.0 million and purchased 2,799,552 newly issued unregistered shares of our Common Stock for $45.0 million. Under the collaboration agreement, we and Aventis will share co-promotion rights and profits on sales, if any, of the VEGF Trap. Aventis has agreed to make a $25.0 million payment to us upon achievement of an early-stage clinical milestone. We may also receive up to $360.0 million in additional milestone payments upon receipt of specified marketing approvals for up to eight VEGF Trap indications in Europe or the United States. Regeneron has agreed to continue to manufacture clinical supplies of the VEGF Trap at our plant in Rensselaer, New York. Aventis has agreed to be responsible for providing commercial scale manufacturing capacity for the VEGF Trap.

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

REGENERON PHARMACEUTICALS, INC.

By:	/s/ LEONARD S. SCHLEIFER

Leonard S. Schleifer, M.D., Ph.D.
President and Chief Executive Officer

Dated:	New York, New York March 19, 2004

Signature	Title

/s/ LEONARD S. SCHLEIFER, Leonard S. Schleifer, M.D., Ph.D.	President, Chief Executive Officer, and Director (Principal Executive Officer)

* Murray A. Goldberg	Senior Vice President, Finance & Administration, Chief Financial Officer, Treasurer, and Assistant Secretary (Principal Financial Officer)

* Douglas S. McCorkle	Controller and Assistant Treasurer (Principal Accounting Officer)

* George D. Yancopoulos, M.D., Ph.D.	Executive Vice President, Chief Scientific Officer, President, Regeneron Research Laboratories, and Director

* P. Roy Vagelos, M.D.	Chairman of the Board

* Charles A. Baker	Director

* Michael S. Brown, M.D.	Director

* Alfred G. Gilman, M.D., Ph.D.	Director

Signature	Title

* Joseph L. Goldstein, M.D.	Director

* Arthur F. Ryan	Director

* Eric M. Shooter, Ph.D.	Director

* George L. Sing	Director

By:	/s/ LEONARD S. SCHLEIFER, M.D., PH.D.

     Leonard S. Schleifer, M.D., Ph.D.
    Attorney-In-Fact

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