Form 10-Q
period 2004-03-31
REGENERON PHARMACEUTICALS INC
filed 2004-05-06
CIK 872589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Yes (X)         No (   )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes (   )         No (X)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of April 30, 2004:

Class of Common Stock	Number of Shares
Class A Stock, $0.001 par value	2,365,873
Common Stock, $0.001 par value	53,276,634

REGENERON PHARMACEUTICALS, INC.

March 31, 2004

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REGENERON PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS AT MARCH 31, 2004 AND DECEMBER 31, 2003 (Unaudited)
(In thousands, except share data)

	March 31,	December 31,
	2004	2003
ASSETS
Current assets
Cash and cash equivalents	$174,034	$118,285
Marketable securities	135,725	164,576
Restricted marketable securities	10,977	10,913
Accounts receivable	59,882	15,529
Prepaid expenses and other current assets	2,568	1,898
Inventory	9,098	9,006

Total current assets	392,284	320,207
Marketable securities	30,642	72,792
Property, plant, and equipment, at cost, net of accumulated depreciation and amortization	77,616	80,723
Other assets	5,636	5,833

Total assets	$506,178	$479,555

LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$18,947	$18,933
Deferred revenue, current portion	17,388	40,173
Loan payable to Novartis Pharma AG		13,817

Total current liabilities	36,335	72,923
Deferred revenue	65,621	68,830
Notes payable	200,000	200,000
Other long-term liabilities	116	159

Total liabilities	302,072	341,912

Commitments and contingencies
Stockholders’ equity
Preferred stock, $.01 par value; 30,000,000 shares authorized; issued and outstanding-none
Class A Stock, convertible, $.001 par value; 40,000,000 shares authorized; 2,365,873 shares issued and outstanding in 2004 and 2003	2	2
Common Stock, $.001 par value; 160,000,000 shares authorized; 53,270,395 shares issued and outstanding in 2004 53,165,635 shares issued and outstanding in 2003	53	53
Additional paid-in capital	674,242	673,118
Unearned compensation	(3,363)	(4,101)
Accumulated deficit	(467,001)	(531,533)
Accumulated other comprehensive income	173	104

Total stockholders’ equity	204,106	137,643

Total liabilities and stockholders’ equity	$506,178	$479,555

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three months ended March 31,
	2004	2003
Revenues
Contract research and development	$41,610	$9,213
Research progress payments	17,770
Contract manufacturing	2,610	712

	61,990	9,925

Expenses
Research and development	32,181	34,390
Contract manufacturing	2,225	666
General and administrative	3,790	3,459

	38,196	38,515

Income (loss) from operations	23,794	(28,590)

Other income (expense)
Other contract income	42,750
Investment income	1,124	1,208
Interest expense	(3,136)	(2,939)

	40,738	(1,731)

Net income (loss)	$64,532	($30,321)

Net income (loss) per share:
Basic	$1.17	($0.68)
Diluted	$1.06	($0.68)
Weighted average shares outstanding:
Basic	55,283	44,309
Diluted	63,620	44,309

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)
For the three months ended March 31, 2004
(In thousands)

	Class A Stock		Common Stock		Additional Paid-in	Unearned
	Shares	Amount	Shares	Amount	Capital	Compensation
Balance, December 31, 2003	2,366	$2	53,166	$53	$673,118	($4,101)
Issuance of Common Stock in connection with exercise of stock options			45		274
Forfeitures of restricted Common Stock under Long-Term Incentive Plan, net of issuances			(5)		(67)	67
Issuance of Common Stock in connection with Company 401(k) Savings Plan contribution			64		917
Amortization of unearned compensation						671
Net income
Change in net unrealized gain on marketable securities

Balance, March 31, 2004	2,366	$2	53,270	$53	$674,242	($3,363)

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Accumulated
		Other	Total
	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Deficit	Income	Equity	Income
Balance, December 31, 2003	($531,533)	$104	$137,643
Issuance of Common Stock in connection with exercise of stock options			274
Forfeitures of restricted Common Stock under Long-Term Incentive Plan, net of issuances
Issuance of Common Stock in connection with Company 401(k) Savings Plan contribution			917
Amortization of unearned compensation			671
Net income	64,532		64,532	$64,532
Change in net unrealized gain on marketable securities		69	69	69

Balance, March 31, 2004	($467,001)	$173	$204,106	$64,601

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three months ended March 31,
	2004	2003
Cash flows from operating activities
Net income (loss)	$64,532	($30,321)

Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Depreciation and amortization	3,773	2,288
Non-cash compensation expense	671	587
Non-cash expense related to a license agreement	13
Forgiveness of loan payable to Novartis Pharma AG, inclusive of accrued interest	(17,770)
Changes in assets and liabilities
Increase in accounts receivable	(44,353)	(3,221)
(Increase) decrease in prepaid expenses and other assets	(943)	1,032
Decrease (increase) in inventory	188	(1,324)
(Decrease) increase in deferred revenue	(25,994)	24,641
Increase in accounts payable, accrued expenses, and other liabilities	1,301	7,511

Total adjustments	(83,114)	31,514

Net cash (used in) provided by operating activities	(18,582)	1,193

Cash flows from investing activities
Purchases of marketable securities		(5,566)
Purchases of restricted marketable securities	(5,500)	(5,500)
Sales or maturities of marketable securities	71,215	87,389
Maturities of restricted marketable securities	5,500	5,500
Capital expenditures	(985)	(20,004)

Net cash provided by investing activities	70,230	61,819

Cash flows from financing activities
Net proceeds from the issuance of stock	274	48,586
Borrowings under loan payable	3,827
Capital lease payments		(89)

Net cash provided by financing activities	4,101	48,497

Net increase in cash and cash equivalents	55,749	111,509

Cash and cash equivalents at beginning of period	118,285	80,077

Cash and cash equivalents at end of period	$174,034	$191,586

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements
(Unless otherwise noted, dollars in thousands, except per share data)

1.	Interim Financial Statements

The interim Condensed Financial Statements of Regeneron Pharmaceuticals, Inc. (“Regeneron” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures necessary for a presentation of the Company’s financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for such periods. The results of operations for any interim periods are not necessarily indicative of the results for the full year. The December 31, 2003 Condensed Balance Sheet data were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

2.	Per Share Data

The Company’s basic net income (loss) per share amounts have been computed by dividing net income or loss by the weighted average number of shares of Common Stock and Class A Stock outstanding. Diluted net income per share is based upon the weighted average number of shares of Common Stock and Class A Stock and the common stock equivalents outstanding when dilutive. Common stock equivalents include: (i) outstanding stock options and restricted stock awards under the Company’s Long-Term Incentive Plans, which are included under the treasury stock method when dilutive, and (ii) Common Stock to be issued under the assumed conversion of the Company’s outstanding convertible senior subordinated notes, which are included under the if-converted method when dilutive. For the three months ended March 31, 2003, the Company reported a net loss and, therefore, no common stock equivalents were included in the computation of diluted net loss per share, since such inclusion would have been antidilutive. The calculations of basic and diluted net income (loss) per share are as follows:

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unless otherwise noted, dollars in thousands, except per share data)

	Three Months Ended March 31,
	2004	2003
Income (loss) (Numerator):
Net income (loss) for basic per share calculations	$64,532	($30,321)
Adjustment for interest expense on Convertible Notes	2,750

Adjusted net income (loss) for diluted per share calculations	$67,282	($30,321)

Shares (Denominator):
Weighted-average shares for basic per share calculations	55,283	44,309
Effect of stock options	1,663
Effect of restricted stock awards	63
Effect of convertible notes	6,611

Adjusted weighted-average shares for diluted per share calculations	63,620	44,309

Basic net income (loss) per share	$1.17	($0.68)
Diluted net income (loss) per share	$1.06	($0.68)

Shares issuable upon the exercise of stock options, vesting of restricted stock awards, and conversion of convertible debt, which have been excluded from the March 31, 2004 and 2003 diluted per share amounts because their effect would have been antidilutive, include the following:

	Three months ended March 31,
	2004	2003
Stock Options:
Weighted average number, in thousands	7,423	11,534
Weighted average exercise price	$27.98	$21.30
Restricted Stock:
Weighted average number, in thousands		178
Convertible Debt:
Weighted average number, in thousands		6,611
Conversion price		$30.25

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unless otherwise noted, dollars in thousands, except per share data)

3.	Stock-based Employee Compensation

The accompanying financial position and results of operations of the Company have been prepared in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees.

The following tables illustrate the effect on the Company’s net income (loss) and net income (loss) per share had compensation costs for the Company’s stock-based incentive plans been determined in accordance with the fair value based method of accounting for stock-based compensation as prescribed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation.

	Three months ended March 31,
	2004	2003
Net income (loss), as reported	$64,532	($30,321)
Add: Stock-based employee compensation expense included in reported net income (loss)	671	587
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(9,565)	(11,585)

Pro forma net income (loss), basic	$55,638	($41,319)

Pro forma net income (loss), diluted	$58,388	($41,319)

Basic net income (loss) per share amounts:
As reported	$1.17	($0.68)

Pro forma	$1.01	($0.93)

Diluted net income (loss) per share amounts:
As reported	$1.06	($0.68)

Pro forma	$0.92	($0.93)

For the purpose of the pro forma calculation, the fair value of each option granted from the Company’s stock-based incentive plans during the three months ended March 31, 2004 and 2003 was estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average fair value of the options granted during the three months ended March 31, 2004 and 2003 was $11.00 and $14.36, respectively. The following tables summarize the assumptions used in computing the fair value of option grants.

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unless otherwise noted, dollars in thousands, except per share data)

	Three months ended March 31,
	2004	2003
Expected volatility	80%	80%
Expected lives	5 years	5 years
Dividend yield	0%	0%
Risk-free interest rate	3.38%-4.19%	3.12%-4.01%

Under the Regeneron Pharmaceuticals, Inc. 2000 Long-Term Incentive Plan, the Company awards shares of restricted stock. Restrictions on these shares generally lapse with respect to 25% of the shares every six months over approximately a two-year period. In accordance with generally accepted accounting principles, the Company records unearned compensation in Stockholders’ Equity related to these awards. The amount is based on the fair market value of shares of Common Stock on the grant date of the restricted stock award and is expensed, on a pro rata basis, over the period that the restrictions lapse. For the three months ended March 31, 2004 and 2003, the Company recognized compensation expense related to restricted stock awards of $671 and $587, respectively.

4.	Statement of Cash Flows

Supplemental disclosure of noncash investing and financing activities:

Included in accounts payable and accrued expenses at March 31, 2004 and December 31, 2003 are $452 and $752, respectively, of accrued capital expenditures. Included in accounts payable and accrued expenses at March 31, 2003 and December 31, 2002 are $1,702 and $13,490, respectively, of accrued capital expenditures.

Included in accounts payable and accrued expenses at December 31, 2003 and 2002 are $917 and $747, respectively, of accrued Company 401(k) Savings Plan contribution expense. In the first quarter of both 2004 and 2003, the Company contributed 64,333 and 42,543 shares, respectively, of Common Stock to the 401(k) Savings Plan in satisfaction of these obligations.

Included in marketable securities at March 31, 2004 and December 31, 2003 are $1,023 and $878, respectively, of accrued interest income. Included in marketable securities at March 31, 2003 and December 31, 2002 are $674 and $2,013, respectively, of accrued interest income.

REGENERON PHARMACEUTICALS, INC. Notes to Condensed Financial Statements (Unless otherwise noted, dollars in thousands, except per share data)

5.	Accounts Receivable

Accounts receivable as of March 31, 2004 and December 31, 2003 consist of the following:

	March 31,	December 31,
	2004	2003
Receivable from Aventis Pharmaceuticals Inc.	$13,738	$8,917
Receivable from Novartis Pharma AG	42,750	3,177
Receivable from The Procter & Gamble Company	2,665	2,670
Receivable from Merck & Co., Inc.	729	765

	$59,882	$15,529

6.	Inventories

Inventories consist of raw materials and other direct and indirect costs associated with production of an intermediate for a Merck & Co., Inc. (“Merck”) pediatric vaccine under a long-term manufacturing agreement.

Inventories as of March 31, 2004 and December 31, 2003 consist of the following:

	March 31,	December 31
	2004	2003
Raw materials	$396	$388
Work-in-process	889	— (1)
Finished products	7,813	8,618

	$9,098	$9,006

(1) Net of reserves of $195.

7.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of March 31, 2004 and December 31, 2003 consist of the following:

	March 31,	December 31,
	2004	2003
Accounts payable	$2,939	$3,878
Accrued payroll and related costs	4,698	5,125
Accrued clinical trial expense	4,033	3,876
Accrued expenses, other	2,235	3,762
Interest payable on convertible notes	5,042	2,292

	$18,947	$18,933

REGENERON PHARMACEUTICALS, INC. Notes to Condensed Financial Statements (Unless otherwise noted, dollars in thousands, except per share data)

8.	Comprehensive Income (Loss)

Comprehensive income (loss) represents the change in net assets of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) of the Company includes net income (loss) adjusted for the change in net unrealized gain on marketable securities. The net effect of income taxes on comprehensive income (loss) is immaterial. For the three months ended March 31, 2004 and 2003, the components of comprehensive income (loss) are:

	Three months ended
	March 31,
	2004	2003
Net income (loss)	$64,532	($30,321)
Change in net unrealized gain on marketable securities	69	(176)

Total comprehensive income (loss)	$64,601	($30,497)

9.	Collaboration Agreement – Novartis Pharma AG

In March 2003, the Company entered into a collaboration agreement with Novartis Pharma AG (“Novartis”) to jointly develop and commercialize the Company’s Interleukin-1 Trap (“IL-1 Trap”). In connection with this agreement, Novartis made a non-refundable up-front payment of $27.0 million and purchased $48.0 million of newly issued unregistered shares of the Company’s Common Stock.

Development expenses incurred in 2003 were shared equally by the Company and Novartis. Regeneron funded its share of 2003 development expenses through loans from Novartis. In March 2004, Novartis forgave its outstanding loans to Regeneron totaling $17.8 million, including accrued interest, based on Regeneron’s achieving a pre-defined development milestone, which was recognized as a research progress payment.

In February 2004, Novartis provided notice of its intention not to proceed with the joint development of the IL-1 Trap. In March 2004, Novartis agreed to pay the Company $42.75 million to satisfy its obligation to fund development costs for the IL-1 Trap for the nine month period following its notification and for the two months prior to that notice. The Company recorded the $42.75 million as other contract income in the first quarter of 2004. In addition, the Company recognized contract research and development revenue of $22.1 million which represents the remaining amount of the March 2003 up-front payment from Novartis that had previously been deferred. Regeneron and Novartis each retain rights under the collaboration agreement to elect to collaborate in the future on the development and commercialization of certain other IL-1 antagonists.

REGENERON PHARMACEUTICALS, INC. Notes to Condensed Financial Statements (Unless otherwise noted, dollars in thousands, except per share data)

10.	Segment Reporting

The Company’s operations are managed in two business segments: research and development, and contract manufacturing.

Research and development: Includes all activities related to the discovery of potential therapeutics for human medical conditions, and the development and commercialization of these discoveries. Also includes revenues and expenses related to (i) the development of manufacturing processes prior to commencing commercial production of a product under contract manufacturing arrangements, and (ii) the supply of specified, ordered research materials using Regeneron-developed proprietary technology.

Contract manufacturing: Includes all revenues and expenses related to the commercial production of products under contract manufacturing arrangements. The Company produces an intermediate for a Merck pediatric vaccine under a long-term manufacturing agreement.

The table below presents information about reported segments for the three months ended March 31, 2004 and 2003.

	Three months ended March 31, 2004
	Research &	Contract
	Development	Manufacturing	Reconciling Items		Total
Revenues	$59,380	$2,610	—		$61,990
Depreciation and amortization	3,512	— (1)	$261		3,773
Other contract income	42,750				42,750
Interest expense	126	—	3,010		3,136
Net income (loss)	66,033	385	(1,886	)(2)	64,532
Capital expenditures	685	—	—		685
Total assets	133,931	12,665	359,582	(3)	506,178

	Three months ended March 31, 2003
	Research &	Contract
	Development	Manufacturing	Reconciling Items		Total
Revenues	$9,213	$712	—		$9,925
Depreciation and amortization	2,027	— (1)	$261		2,288
Interest expense	2	—	2,937		2,939
Net (loss) income	(28,638)	46	(1,729	)(2)	(30,321)
Capital expenditures	8,132	—	—		8,132
Total assets	85,924	12,399	332,118	(3)	430,441

(1)	Depreciation and amortization related to contract manufacturing is capitalized into inventory and included in contract manufacturing expense when the product is shipped.

(2)	Represents investment income, net of interest expense related to convertible notes issued in October 2001.

(3)	Includes cash and cash equivalents, marketable securities, restricted marketable securities, prepaid expenses and other current assets, and other assets.

REGENERON PHARMACEUTICALS, INC. Notes to Condensed Financial Statements (Unless otherwise noted, dollars in thousands, except per share data)

11.	Legal Matters

In May 2003, securities class action lawsuits were commenced against Regeneron and certain of the Company’s officers and directors in the United States District Court for the Southern District of New York. A consolidated amended class action complaint was filed in October 2003. The complaint, which purports to be brought on behalf of a class consisting of investors in the Company’s publicly traded securities between March 28, 2000 and March 30, 2003, alleges that the defendants misstated or omitted material information concerning the safety and efficacy of AXOKINE, in violation of Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Damages are sought in an unspecified amount. The Company’s management believes that the complaint is without merit, and in December 2003 the Company filed a motion to dismiss the lawsuit. The ultimate outcome of this matter cannot presently be determined. Accordingly, no provision for any liability that may result upon the resolution of this matter has been made in the accompanying financial statements.

12.	Future Impact of Recently Issued Accounting Standards

In April 2004, the Emerging Issues Task Force issued Statement No. 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share (EITF 03-6). EITF 03-6 addresses a number of questions regarding the computation of earnings per share (“EPS”) by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. EITF 03-6 defines participation rights based solely on whether the holder would be entitled to receive any dividends if the entity declared them during the period and requires the use of the two-class method for computing basic EPS when participating convertible securities exist. In addition, EITF 03-6 expands the use of the two-class method to encompass other forms of participating securities and is effective for fiscal periods beginning after March 31, 2004. The Company does not expect the adoption of EITF 03-6 to have a material impact on the Company’s financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

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

     Below is a summary of our clinical programs.

•	VEGF TRAP: Protein-based product candidate designed to bind Vascular Endothelial Growth Factor (called VEGF, also known as Vascular Permeability Factor or VPF) and its relative, Placental Growth Factor (called PlGF), and prevent their interaction with cell surface receptors. VEGF (and to a less validated degree, PlGF) is required for the growth of blood vessels that are needed for tumors to grow and is a potent regulator of vascular permeability and leakage. In 2001, we initiated a dose-escalation phase 1 clinical trial designed to assess the safety and tolerability of the VEGF Trap in subjects with advanced solid tumor malignancies. This trial is testing VEGF Trap delivered by subcutaneous injection and is expected to be completed in the second quarter of 2004. A second phase of this trial, which commenced in April 2004, is testing higher doses of the VEGF Trap delivered intravenously. This study will evaluate the safety and tolerability of higher doses of the VEGF Trap and will determine the pharmacokinetics of the molecule delivered intravenously. We are also evaluating the VEGF Trap for the potential treatment of certain eye diseases and in March 2004, announced the initiation of a phase 1 study of the VEGF Trap in patients with the neovascular or “wet” form of age-related macular degeneration (called AMD). This phase 1 trial is a randomized, placebo-controlled, dose-escalating study designed to assess the safety and tolerability of VEGF Trap in wet AMD and obtain a preliminary assessment of the potential effect of the VEGF Trap on visual acuity.

In September 2003, we entered into a collaboration agreement with Aventis Pharmaceuticals Inc. to jointly develop and commercialize the VEGF Trap in multiple oncology, ophthalmology, and possibly other indications throughout the world with the exception of Japan, where product rights remain with us. Under the collaboration agreement, agreed upon development expenses incurred by both companies during the term of the agreement will be funded by Aventis. If the collaboration becomes profitable, we will reimburse Aventis for 50 percent of the VEGF Trap development expenses in accordance with a formula based on the amount of development expenses and our share of the collaboration profits, or at a faster rate at our option. In 2004, we and Aventis plan to invest approximately $100 million to support the development of the VEGF Trap. The broad based development program will include multiple phase 1 studies to evaluate the VEGF Trap in combination with other therapies in various cancer indications, phase 2 single-agent studies of the VEGF Trap in separate cancer indications, and multiple phase 1 studies of the VEGF Trap in certain eye diseases.

•	INTERLEUKIN-1 TRAP (IL-1 Trap): Protein-based product candidate designed to bind the interleukin-1 (called IL-1) cytokine and prevent its interaction with cell surface receptors. IL-1 is thought to play an important role in rheumatoid arthritis and other inflammatory diseases. In October 2003, we announced that the IL-1 Trap demonstrated evidence of clinical activity and safety in patients with rheumatoid arthritis (RA) in a phase 2 dose-ranging study in approximately 200 patients. Patients treated with the highest dose, 100 milligrams of the IL-1 Trap, exhibited non-statistically significant improvements in the proportion of American College of Rheumatology (ACR) 20 responses versus placebo, the primary endpoint of the trial. Patients treated with the IL-1 Trap also exhibited improvements in secondary endpoints of the trial. The IL-1 Trap was generally well tolerated and was not associated with any serious drug-related adverse events.

On February 27, 2004, we announced plans to initiate a phase 2b study of the IL-1 Trap in patients with rheumatoid arthritis in the second half of 2004. The phase 2b study will be conducted in a larger patient population, testing higher doses and for a longer period of time than in the previous phase 2 trial. In addition, we intend to conduct studies of the IL-1 Trap in a variety of other inflammatory diseases where interleukin-1 is believed to play an important role. We are currently working on new product formulations that would allow delivery of higher doses of IL-1 Trap either through subcutaneous or intravenous administration and plan to conduct patient tolerability studies later this year.

In March 2003, we began collaborating with Novartis Pharma AG on the development of the IL-1 Trap. On February 27, 2004, Novartis provided notice of its intention not to proceed with the joint development of the IL-1 Trap. In March 2004, Novartis agreed to pay us $42.75 million to satisfy its obligation to fund development costs for the nine month period following its notification and for the two months prior to that notice. Novartis paid us the $42.75 million in April 2004. All rights to the IL-1 Trap have reverted to Regeneron. Novartis and we retain rights under the collaboration agreement to elect to collaborate in the future on the development and commercialization of certain other IL-1 antagonists. In March 2004, we also achieved a pre-defined development milestone and Novartis forgave all its outstanding loans to us totaling $17.8 million.

•	INTERLEUKIN-4/INTERLEUKIN-13 TRAP (IL-4/13 Trap): Protein-based product candidate designed to bind both the interleukin-4 and interleukin-13 (called IL-4 and IL-13) cytokines and prevent their interaction with cell surface receptors. IL-4 and IL-13 are thought to play a major role in diseases such as asthma, allergic disorders, and other inflammatory diseases. In October 2002, we initiated a phase 1 trial for the IL-4/13 Trap in adult subjects with mild to moderate asthma. This placebo-controlled, double-blind, dose escalation study was designed to assess the safety and tolerability of the IL-4/13 Trap. The trial was completed in the first quarter of 2004 and we anticipate presenting the results at a scientific conference in the second quarter of 2004. The IL-4/13 Trap was generally safe and well tolerated at the doses tested in this phase 1 trial. We are also evaluating the potential use of the IL-4/13 Trap in other therapeutic indications.

•	AXOKINE®: Protein-based product candidate designed to act on the brain region regulating appetite and energy expenditure. AXOKINE is being developed for the treatment of obesity. In March 2003, we reported data from the 12-month treatment period of our initial phase 3 pivotal trial of AXOKINE. The double-blind treatment period in this study was followed by a twelve-month open-label extension phase, during which all study subjects received AXOKINE. The extension phase was completed in the first quarter of 2004. We are currently conducting research on improving the formulation and delivery of AXOKINE and evaluating its commercial potential. We do not expect to initiate any additional phase 3 clinical trials of AXOKINE in 2004.

     In addition to our clinical programs, we have research programs focused on angiogenesis, metabolic diseases, muscle atrophy and related disorders, inflammatory conditions, and other diseases and disorders. We also use our Velocigene® and Trap technology platforms to discover and develop new product candidates and are developing our Velocimmune™ platform to create fully human, therapeutic antibodies.

     Developing and commercializing new medicines entails significant risk and expense. Since inception we have not generated any sales or profits from the commercialization of any of our product candidates and may never receive such revenues. Before revenues from the commercialization of our product candidates can be realized, we (or our collaborators) must overcome a number of hurdles which include successfully completing research and development and obtaining regulatory approval from the U.S. Food and Drug Administration (or FDA) and regulatory authorities in other countries. In addition, the biotechnology and pharmaceutical industries are rapidly evolving and highly competitive, and new developments may render our products and technologies uncompetitive or obsolete.

     From inception on January 8, 1988 through March 31, 2004, we had a cumulative loss of $467.0 million. In the absence of revenues from the commercialization of our product candidates or other sources, the amount, timing, nature, or source of which cannot be predicted, our losses will continue as we conduct our research and development activities. We expect to incur substantial losses over the next several years as we continue the clinical development of the VEGF Trap, IL-1 Trap, IL-4/13 Trap, and AXOKINE; commercialize product candidates that receive regulatory approval, if any; advance new product candidates into clinical development from our existing research programs; and continue our research and development programs.

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

     The planning, execution, and results of our clinical programs are significant factors that can affect our operating and financial results. In our four clinical programs, key first quarter 2004 clinical events and plans for the remainder of 2004 are as follows:

Product Candidate	First Quarter 2004 Events		Additional 2004 Plans
VEGF Trap	• •	Continued phase 1 subcutaneous single-agent trial in cancer Commenced phase 1 trial in neovascular age-related macular degeneration	• • • • •	Complete phase 1 subcutaneous single-agent trial in cancer
Conduct phase 1 intravenous single-agent trial in cancer
Commence phase 2 single-agent trials in
specific cancer indications
Commence several phase 1 combination therapy trials in cancer
Commence multiple phase 1
trials in eye diseases

IL-1 Trap	•	Planned for phase 2b trial in rheumatoid arthritis	• •	Commence phase 2b trial in rheumatoid arthritis Commence phase 1 trial in other indications
			•	Evaluate IL-1 Trap in other inflammatory conditions

IL-4/13 Trap	•	Completed phase 1 trial in asthma	•	Plan for phase 2 trial in asthma

Product Candidate	First Quarter 2004 Events		Additional 2004 Plans
AXOKINE	• •	Completed safety extension portion of phase 3 trial Completed intermittent treatment trials	• •	Additional development and market research activities No new phase 3 trials planned

Results of Operations

Three Months Ended March 31, 2004 and 2003

Revenues:

     Revenues in the three months ended March 31, 2004 and 2003 consist of the following:

	(In millions)
	2004	2003
Contract research & development revenue
Aventis	$16.4	$—
Novartis	22.1	6.5
Procter & Gamble	2.7	2.6
Other	0.4	0.1

Total contract research & development revenue	41.6	9.2
Research progress payment	17.8	—
Contract manufacturing revenue	2.6	0.7

Total revenue	$62.0	$9.9

     Our total revenue increased to $62.0 million in the first quarter of 2004 from $9.9 million for the same period in 2003 primarily from revenue related to our collaboration with Aventis on the VEGF Trap, which commenced in September 2003, and our collaboration with Novartis on the IL-1 Trap, which commenced in March 2003. Contract research and development revenue from collaborators for the first quarter of 2004, as detailed below, consists partly of reimbursement for research and development expenses and partly of the recognition of revenue related to non-refundable, up-front payments. Non-refundable, up-front payments are recorded as deferred revenue and recognized ratably over the period over which we are obligated to perform services in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104). In the first quarter of 2004, Novartis provided notice of its intention not to proceed with the joint development of the IL-1 Trap and the remaining balance of the March 2003 $27.0 million up-front payment from Novartis was recognized as contract research and development revenue.

	For the three months ended March 31, 2004 (In millions)
	Up-front Payment
	Total	Revenue	Deferred		Total
	Original	Recognized	Revenue at	Expense	Revenue
	Payment	in Quarter	March 31, 2004	Reimbursement	Recognized
Aventis	$80.0	$2.7	$73.6	$13.7	$16.4
Novartis	27.0	22.1			22.1
Procter & Gamble				2.7	2.7

	$107.0	$24.8	$73.6	$16.4	$41.2

     In the first quarter of 2003 we recognized $5.1 million in revenue related to the reimbursement of research and development expenses by Novartis and $1.4 million in revenue related to the $27.0 million, up-front payment made in March 2003.

     In March 2004, Novartis forgave all its outstanding loans, including accrued interest, to Regeneron totaling $17.8 million, based upon Regeneron’s achieving a pre-defined development milestone, which was recognized as a research progress payment.

     Contract manufacturing revenue relates primarily to our long-term agreement with Merck, which expires in October of 2005, unless extended by mutual agreement, to manufacture a vaccine intermediate at our Rensselaer, New York facility. Contract manufacturing revenue increased to $2.6 million in the first quarter of 2004 from $0.7 million for the same period in 2003 because we shipped more product to Merck. Revenue and the related manufacturing expense are recognized as product is shipped, after acceptance by Merck. Included in contract manufacturing revenue in the first three months of 2004 was $0.5 million of deferred revenue associated with capital improvement reimbursements paid by Merck prior to commencement of production. This deferred revenue is being recognized as product is shipped to Merck based on the total amount of product expected to be shipped over the life of the agreement.

Research and Development Expenses:

     Research and development (R&D) expenses decreased to $32.2 million in the first quarter of 2004 from $34.4 million in 2003, due primarily to (i) a $4.2 million decrease in clinical trial expenses associated primarily with the completion of the double-blind treatment portion of our AXOKINE phase 3 clinical trial for the treatment of obesity in the first quarter of 2003 and the completion of our IL-1 Trap phase 2 clinical trial for the treatment of rheumatoid arthritis in the third quarter of 2003 and (ii) a $1.0 million decrease in lab supply, outside testing, and research contract expenses. These decreases were offset by a $3.0 million increase in other R&D expenses, primarily facility expenses at our expanded Rensselaer facility such as rent, utilities, insurance, and depreciation.

Contract Manufacturing Expenses:

     Contract manufacturing expenses increased to $2.2 million in the first quarter of 2004, compared to $0.7 million in the same period in 2003, primarily because we shipped more product to Merck.

General and Administrative Expenses:

     General and administrative expenses increased to $3.8 million in the first quarter of 2004 from $3.5 million in the same period of 2003, due primarily to increases in professional fees.

Other Income and Expense:

     In the first quarter of 2004, Novartis notified us of its decision to forgo its right under the collaboration to jointly develop the IL-1 Trap and agreed to pay us $42.75 million to satisfy its obligation to fund development costs for the IL-1 Trap for the nine-month period following its notification and for the two months prior to that notice. The $42.75 million was included in other contract income in the first quarter of 2004.

     Interest expense is attributable principally to $200.0 million of convertible notes issued in October 2001, which mature in 2008 and bear interest at 5.5% per annum. Investment income decreased to $1.1 million in 2004 from $1.2 million in 2003 due to lower effective interest rates on investment securities. Interest expense increased to $3.1 million in the first quarter of 2004 from $2.9 million in the same period of 2003 primarily because of interest on loans from Novartis to fund our share of 2003 IL-1 Trap development costs. (These Novartis loans were forgiven in March 2004 as described above.)

Liquidity and Capital Resources

     Since our inception in 1988, we have financed our operations primarily through offerings of our equity securities, a private placement of convertible debt, revenue earned under our agreements with Aventis, Novartis, Merck, Procter & Gamble, Serono, and other companies, and investment income.

Three Months Ended March 31, 2004 and 2003

Cash (Used in) Provided by Operations:

     At March 31, 2004, we had $351.4 million in cash, cash equivalents, marketable securities, and restricted marketable securities. Restricted marketable securities are pledged U.S. government securities which will be sufficient upon receipt of scheduled principal and interest payments to provide for the payment in full of the interest payments on the convertible senior subordinated notes through 2004. In the first quarter of 2004, our net income was $64.5 million but we used $18.6 million of cash in operations. The difference between net income and cash usage was primarily due to the above-described $42.75 million of other contract income, which was receivable from Novartis at the end of the first quarter (and paid in April 2004) and the recognition of $39.9 million of non-cash deferred and research progress payment revenue related to Novartis. In the first quarter of 2003, our net loss was $30.3 million but we provided $1.2 million of cash from operations, principally due to the receipt of a $27.0 million non-refundable, up-front payment from Novartis in the first quarter of 2003, of which only $1.4 million was recognized as revenue during the quarter

Cash Provided by Investing Activities:

     Net cash provided by investing activities was $70.2 million in the first quarter of 2004 compared to $61.8 million in the same period in 2003. The increase is due primarily to a decrease in payments for capital expenditures (resulting from the completion of the Rensselaer plant expansion in 2003) partially offset by lower cash proceeds from sales or maturities of investment securities.

Cash Provided by Financing Activities:

     Cash provided by financing activities decreased to $4.1 million in the first quarter of 2004 compared to $48.5 million in the same period in 2003. In March 2003, we sold $48.0 million of newly issued unregistered shares of our Common Stock to Novartis in connection with our collaboration agreement.

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

     We have agreed to continue to manufacture clinical supplies of the VEGF Trap at our plant in Rensselaer, New York. Aventis has agreed to be responsible for providing commercial scale manufacturing capacity for the VEGF Trap. Under the collaboration agreement, agreed upon development expenses incurred by both companies during the term of the agreement, including costs associated with the manufacture of clinical drug supply, will be funded by Aventis. If the collaboration becomes profitable, we will reimburse Aventis for 50 percent of the VEGF Trap development expenses in accordance with a formula based on the amount of development expenses and our share of the collaboration profits, or at a faster rate at our option. We have the option to conduct additional pre-phase 3 studies at our own expense.

     In 2004, we and Aventis plan to invest approximately $100 million to support the development of the VEGF Trap. The broad based development program will include multiple phase 1 studies to evaluate the VEGF Trap in combination with other therapies in various cancer indications, phase 2 single-agent studies of the VEGF Trap in separate cancer indications, and multiple phase 1 studies of the VEGF Trap in certain eye diseases.

Capital Expenditures:

     Our additions to property, plant, and equipment totaled $0.7 million and $8.1 million for the first three months of 2004 and 2003, respectively. During the remainder of 2004, we expect to incur approximately $5 million to $8 million in capital expenditures which primarily consists of equipment for our expanded manufacturing, research, and development activities.

Funding Requirements:

     We expect to continue to incur substantial funding requirements primarily for research and development activities (including preclinical and clinical testing). We currently anticipate that for the remainder of 2004 approximately 50-70% of our expenditures will be directed toward the preclinical and clinical development of product candidates, including the VEGF Trap, IL-1 Trap, IL-4/13 Trap, and AXOKINE; approximately 10-20% of our expenditures will cover our basic research activities and the continued development of our novel technology platforms; and the remainder of our expenditures will be for capital expenditures and general corporate purposes, including working capital.

     The amount we need to fund operations will depend on various factors, including the status of competitive products, the success of our research and development programs, the potential future need to expand our professional and support staff and facilities, the status of patents and other intellectual property rights, the delay or failure of a clinical trial of any of our potential drug candidates, and the continuation, extent, and success of any collaborative research and development collaborations (including those with Aventis and Procter & Gamble). Clinical trial costs are dependent, among other things, on the size and duration of trials, fees charged for services provided by clinical trial investigators and other third parties, the costs for manufacturing the product candidate for use in the trials, supplies, laboratory tests, and other expenses. The amount of funding that will be required for our clinical programs depends upon the results of our research and preclinical programs and early-stage clinical trials, regulatory requirements, the clinical trials underway plus additional clinical trials that we decide to initiate, and the various factors that affect the cost of each trial as described above. In the future, if we are able to successfully develop, market, and sell certain of our product candidates, we may be required to pay royalties or otherwise share the profits generated on such sales in connection with our collaboration and licensing agreements. Also, under the terms of the Aventis collaboration agreement, if the collaboration becomes profitable, we will reimburse Aventis for 50 percent of the VEGF Trap development expenses in accordance with a formula based on the amount of development expenses and our share of the collaboration profits, or at a faster rate at our option.

     We expect that expenses related to the filing, prosecution, defense, and enforcement of patent and other intellectual property claims will continue to be substantial as a result of patent filings and prosecutions in the United States and foreign countries.

     We believe that our existing capital resources will enable us to meet operating needs through at least the end of 2005 and expect to end 2004 with a cash balance of $300 to $325 million. However, this is a forward-looking statement based on our current operating plan, and there may be a change in projected revenues or expenses that would lead to our capital being consumed significantly before such time. If there is insufficient capital to fund all of our planned operations and activities, we believe we would prioritize available capital to fund preclinical and clinical development of our product candidates. We have no off-balance sheet arrangements and do not guarantee the obligations of any other entity. As of March 31, 2004, we had no established banking arrangements through which we could obtain short-term financing or a line of credit. In the event we need additional financing for the operation of our business, we will consider collaborative arrangements and additional public or private financing, including additional equity financing. Factors influencing the availability of additional financing include our progress in product development, investor perception of our prospects, and the general condition of the financial markets. We may not be able to secure the necessary funding through new collaborative arrangements or additional public or private offerings. If we cannot raise adequate funds to satisfy our capital requirements, we may have to delay, scale-back, or eliminate certain of our research and development activities or future operations. This could harm our business.

Future Impact of Recently Issued Accounting Standards

     In April 2004, the Emerging Issues Task Force issued Statement No. 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share (EITF 03-6). EITF 03-6 addresses a number of questions regarding the computation of earnings per share (EPS) by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. EITF 03-6 defines participation rights based solely on whether the holder would be entitled to receive any dividends if the entity declared them during the period and requires the use of the two-class method for computing basic EPS when participating convertible securities exist. In addition, EITF 03-6 expands the use of the two-class method to encompass other forms of participating securities and is effective for fiscal periods beginning after March 31, 2004. We do not expect the adoption of EITF 03-6 to have a material impact on our financial statements.

Risk Factors

     We operate in an environment that involves a number of significant risks and uncertainties. We caution you to read the following risk factors, which have affected, and/or in the future could affect, our business, operating results, financial condition, and cash flows. The risks described below include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also impair our business operations. Furthermore, additional risks and uncertainties are included under other captions in this report and in our Annual Report on Form 10-K and should be considered by our investors.

Risks Related to our Financial Results and Need for Additional Financing

We have had a history of operating losses and we may never achieve profitability. If we continue to incur operating losses, we may be unable to continue our operations.

     From inception on January 8, 1988 through March 31, 2004, we had a cumulative loss of $467.0 million. If we continue to incur operating losses and fail to become a profitable company,

we may be unable to continue our operations. We have no products that are available for sale and do not know when we will have products available for sale, if ever. In the absence of revenue from the sale of products or other sources, the amount, timing, nature, or source of which cannot be predicted, our losses will continue as we conduct our research and development activities.

We will need additional funding in the future, which may not be available to us, and which would then force us to delay, reduce, or eliminate our product development programs or commercialization efforts.

     We will need to expend substantial resources for research and development, including costs associated with clinical testing of our product candidates. We believe our existing capital resources will enable us to meet operating needs through at least the end of 2005. However, our projected revenue may decrease or our expenses may increase and that would lead to our capital being consumed significantly before such time. We will likely require additional financing in the future and we may not be able to raise such additional funds. If we are able to obtain additional financing through the sale of equity or convertible debt securities, such sales may be dilutive to our shareholders. Debt financing arrangements may require us to pledge certain assets or enter into covenants that would restrict certain business activities or our ability to incur further indebtedness and may contain other terms that are not favorable to our shareholders. If we are unable to raise sufficient funds to complete the development of our product candidates, we may face delay, reduction, or elimination of our research and development programs or preclinical or clinical trials, in which case our business, financial condition, or results of operations may be materially harmed.

We have a significant amount of debt and may have insufficient cash to satisfy our debt service and repayment obligations. In addition, the amount of our debt could impede our operations and flexibility.

     We have a significant amount of convertible debt and semi-annual interest payment obligations. This debt, unless converted to shares of our Common Stock, will mature in October 2008. We may be unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on our debt. Even if we are able to meet our debt service obligations, the amount of debt we already have could hurt our ability to obtain any necessary financing in the future for working capital, capital expenditures, debt service requirements, or other purposes. In addition, our debt obligations could require us to use a substantial portion of cash to pay principal and interest on our debt, instead of applying those funds to other purposes, such as research and development, working capital, and capital expenditures.

Risks Related to Development of our Product Candidates

Successful development of any of our product candidates is highly uncertain.

     Only a small minority of all research and development programs ultimately result in commercially successful drugs. We have never developed a drug that has been approved for marketing and sale and we may never succeed in developing an approved drug. Even if clinical trials demonstrate safety and effectiveness of any of our product candidates for a specific disease and the necessary regulatory approvals are obtained, the commercial success of any of our product candidates will depend upon their acceptance by patients, the medical community, and third-party payors and on our and our partners’ ability to successfully manufacture and commercialize our product candidates. Our product candidates are delivered either by intravenous or subcutaneous injections, which are generally less well received by patients than tablet or capsule delivery. If our products are not successfully commercialized, we will not be able to recover the significant investment we have made in developing such products and our business would be severely harmed.

Clinical trials required for our product candidates are expensive and time-consuming, and their outcome is highly uncertain. If any of our drug trials are delayed or achieve unfavorable results, we will have to delay or may be unable to obtain regulatory approval for our product candidates.

     We must conduct extensive testing of our product candidates before we can obtain regulatory approval to market and sell them. We need to conduct both preclinical animal testing and human clinical trials. Conducting these trials is a lengthy, time-consuming, and expensive process. These tests and trials may not achieve favorable results for many reasons, including, among others, failure of the product candidate to demonstrate safety or efficacy, the development of serious or life-threatening adverse events (or side effects) caused by or connected with exposure to the product candidate, difficulty in enrolling and maintaining subjects in the clinical trial, lack of sufficient supplies of the product candidate, and the failure of clinical investigators, trial monitors and other consultants, or trial subjects to comply with the trial plan or protocol. A clinical trial may also fail because it did not include a sufficient number of patients to detect the endpoint being measured or reach statistical significance. For example, the pending trials studying the maintenance of weight loss following short-term treatment regimens with AXOKINE may not have enrolled a sufficient number of patients to detect statistically significant differences between patients treated with AXOKINE and those taking placebo. These trials were designed before we had access to the data from the completed pivotal phase 3 AXOKINE trial, which demonstrated that the magnitude of the average difference in weight loss observed between all AXOKINE-treated subjects and those taking placebo was small.

     We will need to reevaluate any drug candidate that does not test favorably and either conduct new trials, which are expensive and time consuming, or abandon the drug development program. Even if we obtain positive results from preclinical or clinical trials, we may not achieve the same success in future trials. Many companies in the biopharmaceutical industry, including us, have suffered significant setbacks in clinical trials, even after promising results have been obtained in earlier trials. The failure of clinical trials to demonstrate safety and effectiveness for our desired indications could harm the development of the product candidate, and our business, financial condition, and results of operations may be materially harmed.

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

     Genentech and Eyetech are developing VEGF inhibiting molecules for certain diseases of the eye that will be delivered by direct administration to the eye. We are studying the VEGF Trap for the potential treatment of certain diseases of the eye through intravitreal injections in the eye or general administration through intravenous infusions or subcutaneous injections. Although we believe that there are potential clinical advantages to general administration over injections directly in the eye (including patient comfort and acceptance), there are unique potential risks to patients associated with systemic blockade of VEGF by intravenous infusions or subcutaneous injections that could limit or end the VEGF Trap development program. These risks, based on the clinical and preclinical experience of systemically delivered VEGF inhibitors, include bleeding, hypertension, and proteinuria. In addition, patients given infusions of any protein, including the VEGF Trap, may develop severe hypersensitivity reactions, referred to as infusion reactions. There may be additional complications or side effects that could harm the development of the VEGF Trap for either the treatment of cancer or diseases of the eye.

Our product candidates in development are recombinant proteins that could cause an immune response, resulting in the creation of harmful or neutralizing antibodies against the therapeutic protein.

     In addition to the safety, efficacy, manufacturing, and regulatory hurdles faced by our product candidates, the administration of recombinant proteins frequently causes an immune response, resulting in the creation of antibodies against the therapeutic protein. The antibodies can have no effect or can totally neutralize the effectiveness of the protein, or require that higher doses be used to obtain a therapeutic effect. In some cases, the antibody can cross react with the patient’s own proteins, resulting in an “auto-immune” type disease. Whether antibodies will be created can often not be predicted from preclinical or clinical experiments, and their appearance is often delayed, so that there can be no assurance that neutralizing antibodies will not be created at a later date – in some cases even after pivotal clinical trials have been completed. Approximately two-thirds of the subjects who received AXOKINE in the completed phase 3 study developed neutralizing antibodies. In addition, subjects who received the IL-1 Trap in clinical trials have developed antibodies. It is possible that as we test the VEGF Trap in different patient populations and larger clinical trials, subjects given the VEGF Trap will develop antibodies to the product candidate.

A previous phase 3 study evaluating AXOKINE demonstrated modest average weight loss over a 12-month period. In addition, a completed phase 2 study evaluating the IL-1 Trap in patients with rheumatoid arthritis failed to achieve its primary endpoint.

     In March 2003, we reported data from the 12-month treatment period of our initial phase 3 pivotal trial of AXOKINE. Although the phase 3 study met its primary endpoints and many individuals achieved a medically meaningful weight loss, the average weight loss was small and limited by the development of antibodies.

     In October 2003, we reported results from the first phase 2 trial of our IL-1 Trap. While patients treated with the highest dose, 100 milligrams of the IL-1 Trap once a week, exhibited improvements in the primary endpoint of the trial, the proportion of ACR 20 responses versus placebo, the results did not achieve statistical significance. We plan to conduct a phase 2b study of the IL-1 Trap in a larger patient population, testing higher doses than were tested in the previous phase 2 trial and for a longer period of time. However, higher doses may not lead to better results than were demonstrated in the previous phase 2 trial. In addition, safety or tolerability concerns may arise which limit our ability to deliver higher doses of the IL-1 Trap to patients. We plan to study higher doses of the IL-1 Trap through increased subcutaneous injections and intravenous delivery. Either approach may affect the safety and/or tolerability of the IL-1 Trap, which may limit its commercial potential if the product candidate is ever approved for marketing and sale.

Regulatory and Litigation Risks

If we do not obtain regulatory approval for our product candidates, we will not be able to market or sell them.

     We cannot sell or market products without regulatory approval. If we do not obtain and maintain regulatory approval for our product candidates, the value of our company and our results of operations will be harmed. In the United States, we must obtain and maintain approval from the FDA for each drug we intend to sell. Obtaining FDA approval is typically a lengthy and expensive process, and approval is highly uncertain. Foreign governments also regulate drugs distributed in their country and approval in any country is likely to be a lengthy and expensive process, and approval is highly uncertain. None of our product candidates has ever received regulatory approval to be marketed and sold in the United States or any other country. We may never receive regulatory approval for any of our product candidates.

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

     We relied heavily on Novartis to provide their expertise, resources, funding, manufacturing capacity, clinical expertise, and commercial infrastructure to support the IL-1 Trap program. Novartis’ decision to withdraw from participating in the development and commercialization of the IL-1 Trap may delay or disrupt the IL-1 Trap program. We do not have the resources and skills to replace those of Novartis, which could result in significant delays in the development and potential commercialization of the IL-1 Trap. In addition, we will have to fund the development and commercialization of the IL-1 Trap without Novartis’ long-term commitment, which will require substantially greater expenditures on our part.

If our collaboration with Aventis for the VEGF Trap is terminated, our ability to develop and commercialize the VEGF Trap in the time expected, or at all, and our business operations would be harmed.

     We rely heavily on Aventis to assist with the development of the VEGF Trap. If the VEGF Trap program continues, we will rely on Aventis to assist with providing commercial manufacturing capacity, enrolling and monitoring clinical trials, obtaining regulatory approval, particularly outside the United States, and providing sales and marketing support. While we cannot assure you that the VEGF Trap will ever be successfully developed and commercialized, if Aventis does not perform its obligations in a timely manner, or at all, our ability to develop, manufacture, and commercialize the VEGF Trap will be significantly adversely affected. Aventis has the right to terminate its collaboration agreement with us at any time. If Aventis were to terminate its collaboration agreement with us, we might not have the resources or skills to replace those of our partner, which could cause significant delays in the development and/or manufacture of the VEGF Trap and result in substantial additional costs to us. We have no sales, marketing, or distribution capabilities. Termination of the Aventis collaboration agreement would create new and additional risks to the successful development of the VEGF Trap.

     Sanofi-Synthelabo and Aventis have reached agreement on a merger. It is unclear what the impact of this or any other business combination involving Aventis would have on the VEGF Trap collaboration, including the possibility of a termination of the collaboration agreement and a delay in, or disruption to, the VEGF Trap development program.

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

     Our manufacturing facility is likely to be inadequate to produce sufficient quantities of product for commercial sale. We intend to rely on our corporate collaborators, as well as contract manufacturers, to produce the large quantities of drug material needed for commercialization of our products. We rely entirely on third party manufacturers for filling and finishing services. We will have to depend on these manufacturers to deliver material on a timely basis and to comply with regulatory requirements. If we are unable to supply sufficient material on acceptable terms, or if we should encounter delays or difficulties in our relationships with our corporate collaborators or contract manufacturers, our business, financial condition, and results of operations may be materially harmed.

     We may expand our own manufacturing capacity to support commercial production of active pharmaceutical ingredients, or API, for our product candidates. This will require substantial additional funds, and we will need to hire and train significant numbers of employees and managerial personnel to staff our facility. Start-up costs can be large and scale-up entails significant risks related to process development and manufacturing yields. We may be unable to develop manufacturing facilities that are sufficient to produce drug material for clinical trials or commercial use. In addition, we may be unable to secure adequate filling and finishing services to support our products. As a result, our business, financial condition, and results of operations may be materially harmed.

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

If any of our clinical programs are discontinued, we may face costs related to the unused capacity at our manufacturing facilities.

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

Certain of our raw materials are single-sourced from third parties; third-party supply failures could adversely affect our ability to supply our products.

     Certain raw materials necessary for manufacturing and formulation of our product candidates are provided by single-source unaffiliated third-party suppliers. We would be unable to obtain these raw materials for an indeterminate period of time if these third-party single-source suppliers were to cease or interrupt production or otherwise fail to supply these materials or products to us for any reason, including due to regulatory requirements or action, due to adverse financial developments at or affecting the supplier, or due to labor shortages or disputes. This, in turn, could materially and adversely affect our ability to manufacture our product candidates for use in clinical trials, which could materially and adversely affect our operating results.

     Also, certain of the raw materials required in the manufacturing and the formulation of our clinical candidates may be derived from biological sources, including mammalian tissues, bovine serum and human serum albumin, or HSA. There are certain European regulatory restrictions on using these biological source materials. If we are required to substitute these sources to comply with European regulatory requirements, our clinical development activities may be delayed or interrupted.

Risks Related to Commercialization of Products

If we are unable to establish sales, marketing, and distribution capabilities, or enter into agreements with third parties to do so, we will be unable to successfully market and sell future products.

     We have no sales or distribution personnel or capabilities and have only a small staff with marketing capabilities. If we are unable to obtain those capabilities, either by developing our own organizations or entering into agreements with service providers, we will not be able to successfully sell any products that we may bring to market in the future. In that event, we will not be able to generate significant revenue, even if our product candidates are approved. We cannot guarantee that we will be able to hire the qualified sales and marketing personnel we need or that we will be able to enter into marketing, or distribution agreements with third-party providers on acceptable terms, if at all. Currently, we rely on Aventis for sales, marketing, and distribution of the VEGF Trap. We will have to rely on a third party or devote significant resources to develop our own sales, marketing and distribution capabilities for our other product candidates and we may be unsuccessful in developing our own sales, marketing, and distribution organization.

We may be unable to formulate or manufacture our product candidates in a way that is suitable for clinical or commercial use.

     Changes in product formulations and manufacturing processes may be required as product candidates progress in clinical development and are ultimately commercialized. If we are unable to develop suitable product formulations or manufacturing processes to support large scale clinical testing of our product candidates, including VEGF Trap, IL-1 Trap, IL-4/13 Trap and AXOKINE, we may be unable to supply necessary materials for our clinical trials, which would delay the development of our product candidates. Similarly, if we are unable to supply sufficient quantities of product or develop product formulations suitable for commercial use, we will not be able to successfully commercialize our product candidates. For example, AXOKINE is currently formulated for delivery in single use vials. We are in the process of developing a formulation that may be used in multiple use vials. If we are unable to develop this multiple use vial formulation, potential future AXOKINE sales and profitability may be limited. In addition, we are in the process of developing formulations that would allow delivery of higher doses of the IL-1 Trap to test in clinical trials. This includes formulations for subcutaneous and intravenous administration. If we are unable to develop or manufacture such a higher dose formulation that can be produced in a cost-effective manner, potential future IL-1 Trap sales and profitability may be limited.

Even if our product candidates are ever approved, their commercial success is highly uncertain because our competitors may get to the marketplace before we do with better or lower cost drugs.

     There is substantial competition in the biotechnology and pharmaceutical industries from pharmaceutical, biotechnology, and chemical companies. Many of our competitors have substantially greater research, preclinical, and clinical product development and manufacturing capabilities, and financial, marketing, and human resources than we do. Our smaller competitors may also be significant if they acquire or discover patentable inventions, form collaborative arrangements, or merge with large pharmaceutical companies. Even if we achieve product commercialization, our competitors have achieved, and may continue to achieve product commercialization before our products are approved for marketing and sale. Genentech has an approved VEGF antagonist on the market and many different pharmaceutical and biotechnology companies are working to develop competing VEGF antagonists, including Novartis and Pfizer. Many of these molecules are farther along in development than the VEGF Trap and may offer competitive advantages over our molecule. The marketing approval for Genentech’s VEGF antagonist, AvastinTM, may make it more difficult for us to enroll patients in clinical trials to support the VEGF Trap. This may delay or impair our ability to successfully develop and commercialize the VEGF Trap.

     The markets for both rheumatoid arthritis and asthma are both very competitive. Several highly successful medicines are available for these diseases. Examples include the TNF-antagonists Enbrel® (a registered trademark of Amgen), Remicade® (a registered trademark of Centocor), and Humira® (a registered trademark of Abbott) for rheumatoid arthritis, and the leukotriene-modifier Singulair® (a registered trademark of Merck), as well as various inexpensive corticosteroid medicines for asthma. The availability of highly effective FDA approved TNF-antagonists makes it more difficult to successfully develop the IL-1 Trap for the treatment of rheumatoid arthritis, since it will be difficult to enroll patients with rheumatoid arthritis to participate in clinical trials of the IL-1 Trap. This may delay or impair our ability to successfully develop the drug candidate. In addition, even if the IL-1 Trap is ever approved for sale, it will be difficult for our drug to compete against these FDA approved TNF-antagonists because doctors and patients will have significant experience using these effective medicines. Moreover, these approved therapeutics may offer competitive advantages over the IL-1 Trap, such as requiring fewer injections.

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

     Sales of biopharmaceutical products largely depend on the reimbursement of patients’ medical expenses by government health care programs and private health insurers. Without the financial support of the governments or third-party payors, the market for any biopharmaceutical product will be limited. These third-party payors increasingly challenge the price and examining the cost-effectiveness of products and services. Significant uncertainty exists as to the reimbursement status of any new therapeutic, particularly if there exist lower-cost standards of care. Third-party payors may not reimburse sales of our products, which would harm our business.

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

     Our business requires using sensitive and proprietary technology and other information that we protect as trade secrets. We seek to prevent improper disclosure of these trade secrets through confidentiality agreements. If our trade secrets are improperly exposed, either by our own employees or our collaborators, it would help our competitors and adversely affect our business. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our rights are covered by valid and enforceable patents or are effectively maintained as trade secrets. The patent position of biotechnology companies involves complex legal and factual questions and, therefore, enforceability cannot be predicted with certainty. Our patents may be challenged, invalidated, or circumvented. Patent applications filed outside the United States may be challenged by third parties who file an opposition. Such opposition proceedings are increasingly common in the European Union and are costly to defend. We have patent applications that are being opposed and it is likely that we will need to defend additional patent applications in the future. Our patent rights may not provide us with a proprietary position or competitive advantages against competitors. Furthermore, even if the outcome is favorable to us, the enforcement of our intellectual property rights can be expensive and time consuming.

We may be restricted in our development and/or commercialization activities by third party patents.

     Our commercial success depends significantly on our ability to operate without infringing the patents and other proprietary rights of third parties. Other parties may allege to have blocking patents to our Trap products in clinical development, either because they claim to hold proprietary rights to fusion proteins or proprietary rights to components of the Trap or the way it is manufactured. We are aware of certain United States and foreign patents relating to particular IL-4 and IL-13 receptors. Our IL-4/13 Trap includes portions of the IL-4 and IL-13 receptors. In addition, we are aware of a broad patent held by Genentech relating to proteins fused to certain immunoglobulin domains. Our Trap product candidates include proteins fused to immunoglobulin domains. Although we do not believe that we are infringing third party patents, the holders of these patents may sue us for infringement and a court may find that we are infringing one or more validly issued patents, which may materially harm our business.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

     Our earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from our investment of available cash balances in investment grade corporate and U.S. government securities. We do not believe we are materially exposed to changes in interest rates. Under our current policies we do not use interest rate derivative instruments to manage exposure to interest rate changes. We estimated that a one percent change in interest rates would result in an approximately $0.9 million and $0.4 million change in the fair market value of our investment portfolio at March 31, 2004 and 2003, respectively. The increase is due primarily to a higher investment portfolio balance and slightly longer duration to maturity as of March 31, 2004 in comparison to 2003.

Item 4. Controls and Procedures

     We conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The evaluation was conducted under the supervision and with the participation of Leonard S. Schleifer, our President and Chief Executive Officer, and Murray A. Goldberg, our Chief Financial Officer. Based upon this evaluation, each of Dr. Schleifer and Mr. Goldberg concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our filings under the Securities Exchange Act of 1934. There has been no significant change in our internal controls over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     In May 2003, securities class action lawsuits were commenced against Regeneron and certain of its officers and directors in the United States District Court for the Southern District of New York. A consolidated amended class action complaint was filed in October 2003. The complaint, which purport to be brought on behalf of a class consisting of investors in our publicly traded securities between March 28, 2000 and March 30, 2003, alleges that the defendants misstated or omitted material information concerning the safety and efficacy of AXOKINE, in violation of Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. Damages are sought in an unspecified amount. We believe that the lawsuit is without merit and in December 2003, we filed a motion to dismiss the lawsuit. Because we do not believe that a loss is probable, no legal reserve has been established.

     From time to time we are a party to other legal proceedings in the course of our business. We do not expect any other legal proceedings to have a material adverse effect on our business or financial condition.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

Exhibit
Number	Description
3.1	(a)	-	Restated Certificate of Incorporation of Regeneron Pharmaceuticals, Inc., as of June 21, 1991.
3.2	(b)	-	By-Laws of the Company, currently in effect (amended as of January 22, 1995).
10.1	(c)	-	Certificate of Amendment of the Restated Certificate of Incorporation of Regeneron Pharmaceuticals, Inc., as of October 18, 1996.
10.2	(d)	-	Certificate of Amendment of the Certificate of Incorporation of Regeneron Pharmaceuticals, Inc., as of December 17, 2001.
31		-	Certification of CEO and CFO pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934.
32		-	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.

     Description:

(a)	Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc. for the quarter ended June 30, 1991, filed August 13, 1991.

(b)	Incorporated by reference from the Form 10-K for Regeneron Pharmaceuticals, Inc. for the fiscal year ended December 31, 1994, filed March 30, 1995.

(c)	Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc. for the quarter ended September 30, 1996, filed November 5, 1996.

(d)	Incorporated by reference from the Form 10-K for Regeneron Pharmaceuticals, Inc. for the fiscal year ended December 31, 2001, filed March 22, 2002.

     (b) Reports

Form 8-K, filed April 27, 2004: On April 26, 2004, we issued a press release announcing our first quarter 2004 financial and operating results.

Form 8-K, filed April 28, 2004: On April 28, 2004, we announced that we gave our consent to Amgen Inc. to enter into a forward contract for the sale of approximately 2.9 million shares of our Common Stock, representing Amgen’s entire holding of our Common Stock.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Regeneron Pharmaceuticals, Inc.

Date: May 6, 2004	By:	/s/ Murray A. Goldberg

Murray A. Goldberg
Senior Vice President, Finance & Administration,
Chief Financial Officer,Treasurer, and
Assistant Secretary