Form 10-Q
period 2004-06-30
REGENERON PHARMACEUTICALS INC
filed 2004-08-05
CIK 872589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes (X)	No ( )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes (X)	No ( )

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of July 30, 2004:

Class of Common Stock	Number of Shares

Class A Stock, $0.001 par value Common Stock, $0.001 par value	2,365,873 53,326,933

REGENERON PHARMACEUTICALS, INC.

June 30, 2004

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REGENERON PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS AT JUNE 30, 2004 AND DECEMBER 31, 2003 (Unaudited)
(In thousands, except share data)

	June 30,	December 31,
	2004	2003
ASSETS
Current assets
Cash and cash equivalents	$122,833	$118,285
Marketable securities	215,699	164,576
Restricted marketable securities	5,518	10,913
Accounts receivable	25,397	15,529
Prepaid expenses and other current assets	3,033	1,898
Inventory	10,850	9,006

Total current assets	383,330	320,207
Marketable securities	23,623	72,792
Property, plant, and equipment, at cost, net of accumulated depreciation and amortization	75,986	80,723
Other assets	5,235	5,833

Total assets	$488,174	$479,555

LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$15,743	$18,933
Deferred revenue, current portion	21,629	40,173
Loan payable to Novartis Pharma AG		13,817

Total current liabilities	37,372	72,923
Deferred revenue	60,598	68,830
Notes payable	200,000	200,000
Other long-term liabilities	74	159

Total liabilities	298,044	341,912

Commitments and contingencies
Stockholders’ equity
Preferred stock, $.01 par value; 30,000,000 shares authorized; issued and outstanding-none
Class A Stock, convertible, $.001 par value; 40,000,000 shares authorized; 2,365,873 shares issued and outstanding in 2004 and 2003	2	2
Common Stock, $.001 par value; 160,000,000 shares authorized; 53,315,181 shares issued and outstanding in 2004 53,165,635 shares issued and outstanding in 2003	53	53
Additional paid-in capital	674,505	673,118
Unearned compensation	(2,669)	(4,101)
Accumulated deficit	(481,550)	(531,533)
Accumulated other comprehensive (loss) income	(211)	104

Total stockholders’ equity	190,130	137,643

Total liabilities and stockholders’ equity	$488,174	$479,555

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenues
Contract research and development	$27,146	$8,150	$68,756	$17,363
Research progress payments			17,770
Contract manufacturing	1,272	758	3,882	1,470

	28,418	8,908	90,408	18,833

Expenses
Research and development	36,297	33,717	68,478	68,107
Contract manufacturing	529	259	2,754	925
General and administrative	4,235	3,488	8,025	6,947

	41,061	37,464	79,257	75,979

Income (loss) from operations	(12,643)	(28,556)	11,151	(57,146)

Other income (expense)
Other contract income			42,750
Investment income	1,105	1,101	2,229	2,309
Interest expense	(3,011)	(2,905)	(6,147)	(5,844)

	(1,906)	(1,804)	38,832	(3,535)

Net income (loss)	($14,549)	($30,360)	$49,983	($60,681)

Net income (loss) per share:
Basic	($0.26)	($0.61)	$0.90	($1.29)
Diluted	($0.26)	($0.61)	$0.88	($1.29)
Weighted average shares outstanding:
Basic	55,383	49,566	55,333	46,937
Diluted	55,383	49,566	63,209	46,937

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)
For the six months ended June 30, 2004
(In thousands)

	Class A Stock		Common Stock		Additional
					Paid-in	Unearned
	Shares	Amount	Shares	Amount	Capital	Compensation
Balance, December 31, 2003	2,366	$2	53,166	$53	$673,118	($4,101)
Issuance of Common Stock in connection with exercise of stock options			94		603
Forfeitures of restricted Common Stock under Long-Term Incentive Plan, net of issuances			(9)		(133)	133
Issuance of Common Stock in connection with Company 401(k) Savings Plan contribution			64		917
Amortization of unearned compensation						1,299
Net income
Change in net unrealized gain (loss) on marketable securities

Balance, June 30, 2004	2,366	$2	53,315	$53	$674,505	($2,669)

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Accumulated
		Other	Total
	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Deficit	Income (Loss)	Equity	Income
Balance, December 31, 2003	($531,533)	$104	$137,643
Issuance of Common Stock in connection with exercise of stock options			603
Forfeitures of restricted Common Stock under Long-Term Incentive Plan, net of issuances
Issuance of Common Stock in connection with Company 401(k) Savings Plan contribution			917
Amortization of unearned compensation			1,299
Net income	49,983		49,983	$49,983
Change in net unrealized gain (loss) on marketable securities		(315)	(315)	(315)

Balance, June 30, 2004	($481,550)	($211)	$190,130	$49,668

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six months ended June 30,
	2004	2003
Cash flows from operating activities
Net income (loss)	$49,983	($60,681)

Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	7,570	4,967
Non-cash compensation expense	1,299	1,132
Non-cash expense related to a license agreement	347
Forgiveness of loan payable to Novartis Pharma AG, inclusive of accrued interest	(17,770)
Changes in assets and liabilities
Increase in accounts receivable	(9,868)	(3,854)
(Increase) decrease in prepaid expenses and other assets	(1,708)	42
Increase in inventory	(1,260)	(2,947)
(Decrease) increase in deferred revenue	(26,776)	25,215
Decrease in accounts payable, accrued expenses, and other liabilities	(2,941)	(3,388)

Total adjustments	(51,107)	21,167

Net cash used in operating activities	(1,124)	(39,514)

Cash flows from investing activities
Purchases of marketable securities	(87,669)	(82,273)
Purchases of restricted marketable securities	(5,538)	(5,523)
Sales or maturities of marketable securities	85,944	136,781
Maturities of restricted marketable securities	11,038	11,023
Capital expenditures	(2,533)	(24,985)

Net cash provided by investing activities	1,242	35,023

Cash flows from financing activities
Net proceeds from the issuance of stock	603	49,076
Borrowings under loan payable	3,827	5,147
Capital lease payments		(150)

Net cash provided by financing activities	4,430	54,073

Net increase in cash and cash equivalents	4,548	49,582
Cash and cash equivalents at beginning of period	118,285	80,077

Cash and cash equivalents at end of period	$122,833	$129,659

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements (Unless otherwise noted, dollars in thousands, except per share data)

1.	Interim Financial Statements

The interim Condensed Financial Statements of Regeneron Pharmaceuticals, Inc. (“Regeneron” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures necessary for a presentation of the Company’s financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for such periods. The results of operations for any interim periods are not necessarily indicative of the results for the full year. The December 31, 2003 Condensed Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

2.	Per Share Data

The Company’s basic net income (loss) per share amounts have been computed by dividing net income or loss by the weighted average number of shares of Common Stock and Class A Stock outstanding. Diluted net income per share is based upon the weighted average number of shares of Common Stock and Class A Stock and the common stock equivalents outstanding when dilutive. Common stock equivalents include: (i) outstanding stock options and restricted stock awards under the Company’s Long-Term Incentive Plans, which are included under the treasury stock method when dilutive, and (ii) Common Stock to be issued under the assumed conversion of the Company’s outstanding convertible senior subordinated notes, which are included under the if-converted method when dilutive. For the three months ended June 30, 2004 and the three and six months ended June 30, 2003, the Company reported a net loss and, therefore, no common stock equivalents were included in the computation of diluted net loss per share, since such inclusion would have been antidilutive. The calculations of basic and diluted net income (loss) per share are as follows:

REGENERON PHARMACEUTICALS, INC. Notes to Condensed Financial Statements (Unless otherwise noted, dollars in thousands, except per share data)

	Three Months Ended June 30,
	2004	2003
Net loss (Numerator):	($14,549)	($30,360)
Weighted-average shares, in thousands (Denominator):	55,383	49,566
Basic and diluted net loss per share	($0.26)	($0.61)

	Six Months Ended June 30,
	2004	2003
Income (loss) (Numerator):
Net income (loss) for basic per share calculations	$49,983	($60,681)
Adjustment for interest expense on Convertible Notes	5,500

Adjusted net income (loss) for diluted per share calculations	$55,483	($60,681)

Shares, in thousands (Denominator):
Weighted-average shares for basic per share calculations	55,333	46,937
Effect of stock options	1,209
Effect of restricted stock awards	56
Effect of convertible notes	6,611

Adjusted weighted-average shares for diluted per share calculations	63,209	46,937

Basic net income (loss) per share	$0.90	($1.29)
Diluted net income (loss) per share	$0.88	($1.29)

Shares issuable upon the exercise of stock options, vesting of restricted stock awards, and conversion of convertible debt, which have been excluded from the June 30, 2004 and 2003 diluted per share amounts because their effect would have been antidilutive, include the following:

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unless otherwise noted, dollars in thousands, except per share data)

	Three months ended June 30,
	2004	2003
Stock Options:
Weighted average number, in thousands	13,122	11,334
Weighted average exercise price	$20.33	$21.44
Restricted Stock:
Weighted average number, in thousands	282	172
Convertible Debt:
Weighted average number, in thousands	6,611	6,611
Conversion price	$30.25	$30.25

	Six months ended June 30,
	2004	2003
Stock Options:
Weighted average number, in thousands	7,515	11,433
Weighted average exercise price	$27.75	$21.37
Restricted Stock:
Weighted average number, in thousands		175
Convertible Debt:
Weighted average number, in thousands		6,611
Conversion price		$30.25

The preceding tables reflect an additional 25,000 stock options granted in December 2003 that were omitted from prior disclosures.

3.	Stock-based Employee Compensation

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

REGENERON PHARMACEUTICALS, INC. Notes to Condensed Financial Statements (Unless otherwise noted, dollars in thousands, except per share data)

	Three months ended June 30,
	2004	2003
Net loss, as reported	($14,549)	($30,360)
Add: Stock-based employee compensation expense included in reported net loss	628	545
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(9,212)	(10,997)

Pro forma net loss	($23,133)	($40,812)

Net loss per share amounts, basic and diluted:
As reported	($0.26)	($0.61)
Pro forma	($0.42)	($0.82)

	Six months ended June 30,
	2004	2003
Net income (loss), as reported	$49,983	($60,681)
Add: Stock-based employee compensation expense included in reported net loss	1,299	1,132
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(18,809)	(22,582)

Pro forma net income (loss), basic	$32,473	($82,131)

Pro forma net income (loss), diluted	$37,973	($82,131)

Basic net income (loss) per share amounts:
As reported	$0.90	($1.29)
Pro forma	$0.59	($1.75)
Diluted net income (loss) per share amounts:
As reported	$0.88	($1.29)
Pro forma	$0.60	($1.75)

The preceding tables reflect an additional 25,000 stock options granted in December 2003 that were omitted from prior disclosures.

For the purpose of the pro forma calculation, the fair value of each option granted from the Company’s stock-based incentive plans during the three and six months ended June 30, 2004 and 2003 was estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average fair value of the options granted during the three

REGENERON PHARMACEUTICALS, INC. Notes to Condensed Financial Statements (Unless otherwise noted, dollars in thousands, except per share data)

months ended June 30, 2004 and 2003 was $8.62 and $9.16, respectively. The weighted-average fair value of the options granted during the six months ended June 30, 2004 and 2003 was $10.30 and $13.91, respectively. The following tables summarize the assumptions used in computing the fair value of option grants.

	Three months ended June 30,
	2004	2003
Expected volatility	80%	80%
Expected lives	5 years	5 years
Dividend yield	0%	0%
Risk-free interest rate	3.71%-4.40%	3.01%-3.83%

	Six months ended June 30,
	2004	2003
Expected volatility	80%	80%
Expected lives	5 years	5 years
Dividend yield	0%	0%
Risk-free interest rate	3.38%-4.40%	3.01%-4.01%

Under the Regeneron Pharmaceuticals, Inc. 2000 Long-Term Incentive Plan, the Company awards shares of restricted stock. Restrictions on these shares generally lapse with respect to 25% of the shares every six months over approximately a two-year period. In accordance with generally accepted accounting principles, the Company records unearned compensation in Stockholders’ Equity related to these awards. The amount is based on the fair market value of shares of Common Stock on the grant date of the restricted stock award and is expensed, on a pro rata basis, over the period that the restrictions lapse. For the three months ended June 30, 2004 and 2003, the Company recognized compensation expense related to restricted stock awards of $628 and $545, respectively. For the six months ended June 30, 2004 and 2003, the Company recognized compensation expense related to restricted stock awards of $1,299 and $1,132, respectively.

4.	Statement of Cash Flows

Supplemental disclosure of noncash investing and financing activities:

Included in accounts payable and accrued expenses at June 30, 2004 and December 31, 2003 are $1,114 and $752, respectively, of accrued capital expenditures. Included in accounts payable and accrued expenses at June 30, 2003 and December 31, 2002 are $1,359 and $13,490, respectively, of accrued capital expenditures.

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

Included in marketable securities at June 30, 2004 and December 31, 2003 are $1,422 and $878, respectively, of accrued interest income. Included in marketable securities at June 30, 2003 and December 31, 2002 are $570 and $2,013, respectively, of accrued interest income.

5.	Accounts Receivable

Accounts receivable as of June 30, 2004 and December 31, 2003 consist of the following:

	June 30,	December 31,
	2004	2003
Receivable from Aventis Pharmaceuticals Inc.	$20,655	$8,917
Receivable from Novartis Pharma AG	—	3,177
Receivable from The Procter & Gamble Company	2,710	2,670
Receivable from Merck & Co., Inc.	2,032	765

	$25,397	$15,529

6.	Inventories

Inventories consist of raw materials and other direct and indirect costs associated with production of an intermediate for a Merck & Co., Inc. (“Merck”) pediatric vaccine under a long-term manufacturing agreement.

Inventories as of June 30, 2004 and December 31, 2003 consist of the following:

	June 30,	December 31,
	2004	2003
Raw materials	$400	$388
Work-in-process	1,326	— (1)
Finished products	9,124	8,618

	$10,850	$9,006

(1) Net of reserves of $195.

7.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of June 30, 2004 and December 31, 2003 consist of the following:

REGENERON PHARMACEUTICALS, INC. Notes to Condensed Financial Statements (Unless otherwise noted, dollars in thousands, except per share data)

	June 30,	December 31,
	2004	2003
Accounts payable	$3,548	$3,878
Accrued payroll and related costs	4,120	5,125
Accrued clinical trial expense	2,596	3,876
Accrued expenses, other	3,187	3,762
Interest payable on convertible notes	2,292	2,292

	$15,743	$18,933

8.	Comprehensive Income (Loss)

Comprehensive income (loss) represents the change in net assets of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) of the Company includes net income (loss) adjusted for the change in net unrealized gain or loss on marketable securities. The net effect of income taxes on comprehensive loss is immaterial. For the three months ended June 30, 2004 and 2003, the components of comprehensive loss are:

	Three months ended
	June 30,
	2004	2003
Net loss	($14,549)	($30,360)
Change in net unrealized gain (loss) on marketable securities	(384)	(71)

Total comprehensive loss	($14,933)	($30,431)

For the six months ended June 30, 2004 and 2003, the components of comprehensive income (loss) are:

	Six months ended
	June 30,
	2004	2003
Net income (loss)	$49,983	($60,681)
Change in net unrealized gain (loss) on marketable securities	(315)	(247)

Total comprehensive income (loss)	$49,668	($60,928)

9.	Collaboration Agreement – Novartis Pharma AG

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

In February 2004, Novartis provided notice of its intention not to proceed with the joint development of the IL-1 Trap. In March 2004, Novartis agreed to pay the Company $42.75 million to satisfy its obligation to fund development costs for the IL-1 Trap for the nine month period following its notification and for the two months prior to that notice. The Company recorded the $42.75 million as other contract income in the first quarter of 2004. In addition, the Company recognized contract research and development revenue of $22.1 million, which represents the remaining amount of the March 2003 up-front payment from Novartis that had previously been deferred. Regeneron and Novartis each retain rights under the collaboration agreement to elect to collaborate in the future on the development and commercialization of certain other IL-1 antagonists.

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

The table below presents information about reported segments for the three and six months ended June 30, 2004 and 2003.

REGENERON PHARMACEUTICALS, INC. Notes to Condensed Financial Statements (Unless otherwise noted, dollars in thousands, except per share data)

	Three months ended June 30, 2004
	Research &	Contract	Reconciling
	Development	Manufacturing	Items		Total
Revenues	$27,146	$1,272	—		$28,418
Depreciation and amortization	3,536	— (1)	$261		3,797
Interest expense	—	—	3,011		3,011
Net (loss) income	(13,386)	743	(1,906	)(2)	(14,549)
Capital expenditures	2,214	—	—		2,214

	Three months ended June 30, 2003
	Research &	Contract	Reconciling
	Development	Manufacturing	Items		Total
Revenues	$8,150	$758	—		$8,908
Depreciation and amortization	2,418	— (1)	$261		2,679
Interest expense	8	—	2,897		2,905
Net (loss) income	(29,063)	499	(1,796	)(2)	(30,360)
Capital expenditures	4,722	—	—		4,722

	Six months ended June 30, 2004
	Research &	Contract	Reconciling
	Development	Manufacturing	Items		Total
Revenues	$86,526	$3,882	—		$90,408
Depreciation and amortization	7,048	— (1)	$522		7,570
Interest expense	126	—	6,021		6,147
Other contract income	42,750	—	—		42,750
Net income (loss)	52,647	1,128	(3,792	)(2)	49,983
Capital expenditures	2,899	—	—		2,899
Total assets	96,816	15,417	375,941	(3)	488,174

	Six months ended June 30, 2003
	Research &	Contract	Reconciling
	Development	Manufacturing	Items		Total
Revenues	$17,363	$1,470	—		$18,833
Depreciation and amortization	4,445	— (1)	$522		4,967
Interest expense	8	—	5,836		5,844
Net (loss) income	(57,699)	545	(3,527	)(2)	(60,681)
Capital expenditures	12,854	—	—		12,854
Total assets	88,860	14,023	292,664	(3)	395,547

REGENERON PHARMACEUTICALS, INC. Notes to Condensed Financial Statements (Unless otherwise noted, dollars in thousands, except per share data)

(1)	Depreciation and amortization related to contract manufacturing is capitalized into inventory and included in contract manufacturing expense when the product is shipped.

(2)	Represents investment income, net of interest expense related to convertible notes issued in October 2001.

(3)	Includes cash and cash equivalents, marketable securities, restricted marketable securities, prepaid expenses and other current assets, and other assets.

11.	Legal Matters

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

12.	Future Impact of Recently Issued Accounting Standards

In April 2004, the Emerging Issues Task Force issued Statement No. 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share (EITF 03-6). EITF 03-6 addresses a number of questions regarding the computation of earnings per share (“EPS”) by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. EITF 03-6 defines participation rights based solely on whether the holder would be entitled to receive any dividends if the entity declared them during the period and requires the use of the two-class method for computing basic EPS when participating convertible securities exist. In addition, EITF 03-6 expands the use of the two-class method to encompass other forms of participating securities and is effective for fiscal periods beginning after March 31, 2004. Since the Company has no participating securities, the Company’s adoption of EITF 03-6 did not have a material impact on the Company’s financial statements.

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

     Our core business strategy is to combine our strong foundation in basic scientific research and discovery-enabling technology with our manufacturing and clinical development capabilities to build a successful, integrated biopharmaceutical company. Our efforts have yielded a diverse and growing pipeline of product candidates that have the potential to address a variety of serious medical conditions. We believe that our ability to develop product candidates is enhanced by the application of our technology platforms. These platforms are designed to discover specific genes of therapeutic interest for a particular disease or cell type and validate targets through high-throughput production of mammalian models. We continue to invest in the development of enabling technologies to assist in our efforts to identify, develop, and commercialize new product candidates.

     Below is a summary of our clinical programs.

•	VEGF TRAP: Protein-based product candidate designed to bind Vascular Endothelial Growth Factor (called VEGF, also known as Vascular Permeability Factor or VPF) and the related Placental Growth Factor (called P1GF), and prevent their interaction with cell surface receptors. VEGF (and to a less validated degree, P1GF) is required for the growth of new blood vessels that are needed for tumors to grow and is a potent regulator of vascular permeability and leakage. In 2001, we initiated a dose-escalation phase 1 clinical trial designed to assess the safety and tolerability of the VEGF Trap in subjects with advanced solid tumor malignancies. This trial, which tested VEGF Trap delivered by subcutaneous injection, was completed and the preliminary results of the study were announced at the annual meeting of the American Society of Clinical Oncology (ASCO) in June 2004. The phase 1 trial was an open label, dose-escalation study conducted at three sites in the United States. The study enrolled and treated 38 patients with incurable, relapsed or refractory solid tumors, with subcutaneous injections of VEGF Trap. In total, the trial enrolled patients with 15 different types of cancer. Preliminary results of this study indicated that:

-	the VEGF Trap was generally well-tolerated at the dose levels studied,

-	the majority of adverse events were mild to moderate in severity, not uncommonly experienced by patients with advanced cancer, and similar to those encountered in clinical trials of other anti-angiogenesis agents, including an approved anti-VEGF antibody, and

-	circulating levels of the VEGF Trap at the highest dose (1.6 mg/kg per week) were consistent with levels observed to be effective in preclinical models.

Detailed results of the trial are expected to be published in a peer-reviewed journal once all patients complete the extended treatment phase available to patients who maintained stable disease after the initial 10-week treatment period and the full results of the extension phase have been analyzed.

A second phase 1 trial, which commenced in April 2004, is studying higher VEGF Trap exposures through intravenous administration. This study is also designed to evaluate the safety, tolerability, and pharmacokinetics of intravenous VEGF Trap. We are also evaluating the VEGF Trap for the potential treatment of certain eye diseases and in March 2004 announced the initiation of a phase 1 study of the VEGF Trap in patients with the neovascular or “wet” form of age-related macular degeneration (AMD). This phase 1 trial is a randomized, placebo-controlled, dose-escalating study designed to assess the safety and tolerability of VEGF Trap delivered by intravenous infusions in subjects with wet AMD and obtain a preliminary assessment of the potential effect of the VEGF Trap on visual acuity. In addition to existing programs, we will also explore the possibility of studying the use of the VEGF Trap, delivered through intravitreal administration, in different eye diseases.

In September 2003, we entered into a collaboration agreement with Aventis Pharmaceuticals Inc. to jointly develop and commercialize the VEGF Trap in multiple oncology, ophthalmology, and possibly other indications throughout the world with the exception of Japan, where product rights remain with us. Under the collaboration agreement, agreed upon development expenses incurred by both companies during the term of the agreement will be funded by Aventis. If the collaboration becomes profitable, we will reimburse Aventis for 50 percent of the VEGF Trap development expenses in accordance with a formula based on the amount of development expenses and our share of the collaboration profits, or at a faster rate at our option. In 2004, we and Aventis plan to increase research and development spending to expand the development of the VEGF Trap. The broad based clinical development program is anticipated to include multiple studies to evaluate the VEGF Trap in single agent and in combination with other cancer treatments.

•	INTERLEUKlN-1 TRAP (IL-1 Trap): Protein-based product candidate designed to bind the interleukin-1 (called IL-1) cytokine and prevent its interaction with cell surface

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

We plan to initiate a phase 2b study of the IL-1 Trap in patients with rheumatoid arthritis in the next twelve months. The phase 2b study will be conducted in a larger patient population, testing higher doses and for a longer period of time than in the previous phase 2 trial. In addition, we intend to conduct studies of the IL-1 Trap in a variety of other inflammatory diseases where interleukin-1 is believed to play an important role. We are currently working on new product formulations that would allow delivery of higher doses of IL-1 Trap either through subcutaneous or intravenous administration and have initiated patient tolerability studies to evaluate these new formulations.

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

•	INTERLEUKIN-4/INTERLEUKIN-13 TRAP (IL-4/13 Trap): Protein-based product candidate designed to bind both the interleukin-4 and interleukin-13 (called IL-4 and IL-13) cytokines and prevent their interaction with cell surface receptors. IL-4 and IL-13 are thought to play a major role in diseases such as asthma, allergic disorders, and other inflammatory diseases. In October 2002, we initiated a phase 1 trial for the IL-4/13 Trap in adult subjects with mild to moderate asthma. This placebo-controlled, double-blind, dose escalation study was designed to assess the safety and tolerability of the IL-4/13 Trap delivered by subcutaneous injections. The trial was completed in the first quarter of 2004, and the results were presented at a scientific conference during the second quarter of 2004. The IL-4/13 Trap was generally safe and well tolerated at the doses tested in this phase 1 trial. We are evaluating the potential use of the IL-4/13 Trap in other therapeutic indications.

•	AXOKINE ® : Protein-based product candidate designed to act on the brain region regulating appetite and energy expenditure. AXOKINE is being developed for the treatment of obesity. In March 2003, we reported data from the 12-month treatment period of our initial phase 3 pivotal trial of AXOKINE. The double-blind treatment period in this study was followed by a twelve-month open-label extension phase, during which all study subjects received AXOKINE. The extension phase was completed in the first quarter of 2004. We are currently conducting research on AXOKINE and evaluating its commercial potential. We do not expect to initiate any additional phase 3 clinical trials of AXOKINE in 2004.

     In addition to our clinical programs, we have research programs focused on angiogenesis, metabolic diseases, muscle atrophy and related disorders, inflammatory conditions, and other diseases and disorders. We also use our Velocigene® and Trap technology platforms to discover and develop new product candidates and are developing our Velocimmune TM platform to create fully human, therapeutic antibodies.

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

     From inception on January 8, 1988 through June 30, 2004, we had a cumulative loss of $481.6 million. In the absence of revenues from the commercialization of our product candidates or other sources, the amount, timing, nature, or source of which cannot be predicted, our losses will continue as we conduct our research and development activities. We expect to incur substantial losses over the next several years as we continue the clinical development of the VEGF Trap, IL-1 Trap, IL-4/13 Trap, and AXOKINE; commercialize product candidates that receive regulatory approval, if any; advance new product candidates into clinical development from our existing research programs; and continue our research and development programs.

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

     The planning, execution, and results of our clinical programs are significant factors that can affect our operating and financial results. In our four clinical programs, key first half of 2004 clinical events and plans for the next twelve months are as follows:

Product Candidate	First Half of 2004 Events			Twelve-Month Plans
VEGF Trap	•	Completed phase 1 subcutaneous single-agent trial in cancer	•	Commence additional single-agent and combination trials in cancer indications
	•	Commenced phase 1 intravenous single-agent trial in cancer	•	Commence additional studies in eye diseases
	•	Commenced phase 1 trial in neovascular age-related macular degeneration

IL-1 Trap	•	Planned for phase 2b trial in rheumatoid arthritis	•	Commence phase 2b trial in rheumatoid arthritis
			•	Commence exploratory proof of concept trials in other indications
			•	Evaluate IL-1 Trap in other inflammatory conditions

IL-4/13 Trap	•	Completed phase 1 trial in asthma	•	Plan for phase 2 trial in asthma or other indication

AXOKINE	•	Additional research and development and market research activities	•	Make decision on further development of AXOKINE
			•	No new phase 3 trials planned at this time

Results of Operations

Three Months Ended June 30, 2004 and 2003

Revenues:

     Revenues in the three months ended June 30, 2004 and 2003 consist of the following:

	(In millions)
	2004	2003
Contract research & development revenue
Aventis	$23.4	$—
Novartis	—	5.4
Procter & Gamble	2.7	2.6
Other	1.0	0.1

Total contract research & development revenue	27.1	8.1
Contract manufacturing revenue	1.3	0.8

Total revenue	$28.4	$8.9

     Our total revenue increased to $28.4 million in the second quarter of 2004 from $8.9 million for the same period in 2003 primarily from revenue related to our collaboration with Aventis on the VEGF Trap, which commenced in September 2003. Contract research and development revenue from collaborators consists partly of reimbursement for research and development expenses and partly of the recognition of revenue related to non refundable, up-front payments. Non-refundable, up-front payments are recorded as deferred revenue and recognized ratably over the period over which we are obligated to perform services in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104). In the second quarter of 2004, in connection with the collaboration with Aventis, we recognized $20.7 million in reimbursement for research and development expenses and $2.7 million in revenue related to an $80.0 million up-front non-refundable payment which was received in September of 2003. In the second quarter of 2003, in connection with our collaboration agreement with Novartis on the IL-1 Trap, we recognized $4.1 million in reimbursement for development expenses and $1.3 million in revenue related to a $27.0 million up-front non-refundable payment. In the first quarter of 2004, Novartis provided notice of its intention not to proceed with the joint development of the IL-1 Trap. As a result, we do not expect to recognize any future contract research and development revenue from Novartis.

     Contract manufacturing revenue relates primarily to our long-term agreement with Merck & Co., Inc. to manufacture a vaccine intermediate at our Rensselaer, New York facility. This agreement expires in October of 2005, unless extended by mutual agreement. Contract manufacturing revenue increased to $1.3 million in the second quarter of 2004 from $0.8 million for the same period in 2003, principally from an increase in product shipments to Merck in 2004 compared to the same period in 2003. Revenue and the related manufacturing expense are recognized as product is shipped, after acceptance by Merck. Included in contract manufacturing revenue in the second quarter of 2004 was $0.1 million of deferred revenue associated with capital improvement reimbursements paid by Merck prior to commencement of production. This deferred revenue is being recognized as product is shipped to Merck based on the total amount of product expected to be shipped over the life of the agreement.

Research and Development Expenses:

     Research and development (R&D) expenses increased to $36.3 million in the second quarter of 2004 from $33.7 million for the same period of 2003, due primarily to (i) a $3.8 million increase in clinical supply production material, outside testing, and research contract expenses, which principally relate to the VEGF Trap and IL-1 Trap, (ii) a $2.0 million increase in other R&D expenses, primarily facility expenses at our expanded Rensselaer facility such as rent, utilities, insurance, and depreciation, and (iii) a $1.1 million increase in payroll related expenses. These increases were offset by a $4.3 million decrease in clinical trial expenses associated primarily with the completion of the double-blind treatment portion of our AXOKINE phase 3 clinical trial for the treatment of obesity in the first quarter of 2003, the completion of our IL-1 Trap phase 2 clinical trial for the treatment of rheumatoid arthritis in the third quarter of 2003, and the completion of other AXOKINE trials in the second quarter of 2004.

Contract Manufacturing Expenses:

     Contract manufacturing expenses increased to $0.5 million in the second quarter of 2004 compared to $0.3 million in the same period in 2003, primarily because we shipped more product to Merck.

General and Administrative Expenses;

     General and administrative expenses increased to $4.2 million in the second quarter of 2004 from $3.5 million in the same period of 2003, due primarily to increases in (i) patent-related expenses to protect our proprietary technology and (ii) professional fees principally related to our efforts to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and other accounting services.

Other Income and Expense:

     Investment income remained relatively unchanged at $1.1 million in the second quarter of both 2004 and 2003. Interest expense increased slightly to $3.0 million in the second quarter of 2004 from $2.9 million in the same period of 2003. Interest expense is attributable principally to $200.0 million of convertible notes issued in October 2001, which mature in 2008 and bear interest at 5.5% per annum.

Six Months Ended June 30, 2004 and 2003

Revenues:

     Revenues in the six months ended June 30, 2004 and 2003 consist of the following:

	(In millions)
	2004	2003
Contract research & development revenue
Aventis	$39.8	$—
Novartis	22.1	11.9
Procter & Gamble	5.4	5.3
Other	1.4	0.1

Total contract research & development revenue	68.7	17.3
Research progress payment	17.8	—
Contract manufacturing revenue	3.9	1.5

Total revenue	$90.4	$18.8

     Our total revenue increased to $90.4 million in the first half of 2004 from $18.8 million for the same period in 2003 primarily from revenue related to our collaboration with Aventis on the VEGF Trap, which commenced in September 2003, and our collaboration with Novartis on the IL-1 Trap, which commenced in March 2003. Contract research and development revenue from our principal collaborators for the first half of 2004, as detailed below, consists partly of reimbursement for research and development expenses and partly of the recognition of revenue related to non-refundable, up-front payments. Non-refundable, up-front payments are recorded as deferred revenue and recognized ratably over the period which we are obligated to perform services in accordance with SAB 104. In the first quarter of 2004, Novartis provided notice of its intention not to proceed with the joint development of the IL-1 Trap and the remaining balance of the March 2003 $27.0 million up-front payment from Novartis was recognized as contract research and development revenue.

	For the six months ended June 30, 2004 (In millions)

	Up-front Payment
	Total		Deferred
	Original	Revenue	Revenue at	Expense	Total Revenue
	Payment	Recognized	June 30, 2004	Reimbursement	Recognized
Aventis	$80.0	$5.5	$70.9	$34.3	$39.8
Novartis	27.0	22.1			22.1
Procter & Gamble				5.4	5.4

	$107.0	$27.6	$70.9	$39.7	$67.3

     In the first half of 2003, we recognized $9.2 million in revenue related to the reimbursement of research and development expenses by Novartis and $2.7 million in revenue related to the $27.0 million, up-front payment received from Novartis in March 2003.

     In March 2004, Novartis forgave all its outstanding loans, including accrued interest, to Regeneron totaling $17.8 million, based upon Regeneron’s achieving a pre-defined development milestone, which was recognized as a research progress payment.

     Contract manufacturing revenue increased to $3.9 million in the first half of 2004 from $1.5 million for the same period in 2003, principally from an increase in product shipments to Merck in 2004 compared to the same period in 2003. Revenue and the related manufacturing expense are recognized as product is shipped, after acceptance by Merck. Included in contract manufacturing revenue in the first six months of 2004 was $0.6 million of deferred revenue associated with capital improvement reimbursements paid by Merck prior to commencement of production. This deferred revenue is being recognized as product is shipped to Merck based on the total amount of product expected to be shipped over the life of the manufacturing agreement.

Research and Development Expenses:

     Research and development (R&D) expenses increased to $68.5 million in the first half of 2004 from $68.1 million for the same period of 2003, due primarily to (i) a $4.5 million increase in other R&D expenses, primarily facility expenses at our expanded Rensselaer facility such as rent, utilities, insurance, and depreciation, (ii) a $2.7 million increase in clinical supply production material, lab supply, outside testing, and research contract expenses, which principally relate to the VEGF Trap and IL-1 Trap, and (iii) a 1.7 million increase in payroll related expenses. These increases were offset by a $8.5 million decrease in clinical trial expenses associated primarily with the completion of the double-blind treatment portion of our AXOKINE phase 3 clinical trial for the treatment of obesity in the first quarter of 2003, the completion of our IL-1 Trap phase 2 clinical trial for the treatment of rheumatoid arthritis in the third quarter of 2003, and the completion of other AXOKINE trials in the second quarter of 2004.

Contract Manufacturing Expenses:

     Contract manufacturing expenses increased to $2.8 million in the first half of 2004, compared to $0.9 million in the same period in 2003, primarily because we shipped more product to Merck.

General and Administrative Expenses:

     General and administrative expenses increased to $8.0 million in the first half of 2004 from $6.9 million in the same period of 2003, due primarily to (i) patent-related expenses to protect our proprietary technology and (ii) professional fees principally related to our efforts to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and other accounting services.

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

     Investment income decreased to $2.2 million in 2004 from $2.3 million in 2003 due primarily to lower effective interest rates on investment securities. Interest expense is attributable principally to $200.0 million of convertible notes issued in October 2001, which mature in 2008 and bear interest at 5.5% per annum. Interest expense increased to $6.1 million in the first half of 2004 from $5.8 million in the same period of 2003 due, in part, to interest incurred in the first quarter of 2004 on loans from Novartis to fund our share of 2003 IL-1 Trap development costs. (These Novartis loans were forgiven in March 2004 as described above.)

Liquidity and Capital Resources

     Since our inception in 1988, we have financed our operations primarily through offerings of our equity securities, a private placement of convertible debt, revenue earned under our agreements with Aventis, Novartis, Merck, Procter & Gamble, Serono, and other companies, and investment income.

Six Months Ended June 30, 2004 and 2003

Cash (Used in) Provided by Operations:

     At June 30, 2004, we had $367.7 million in cash, cash equivalents, marketable securities, and restricted marketable securities. Restricted marketable securities are pledged U.S. government securities which will be sufficient upon receipt of scheduled principal and interest payments to provide for the payment in full of the interest payments on the convertible senior subordinated notes through 2004. In the first half of 2004, our net income was $50.0 million but we used $1.1 million of cash in operations. The difference between net income and cash usage was primarily due to the recognition of $39.9 million of non-cash deferred and research progress payment revenue related to the Novartis collaboration and $5.5 million of non-cash deferred revenue related to the Aventis collaboration. In the first half of 2003, our net loss was $60.7 million but we used only $39.5 million of cash in operations, principally due to the receipt of a $27.0 million non-refundable, up-front payment from Novartis in the first quarter of 2003, of which only $2.7 million was recognized as revenue during the first half of 2003.

Cash Provided by Investing Activities:

     Net cash provided by investing activities was $1.2 million in the first half of 2004 compared to $35.0 million in the same period in 2003. The decrease is due primarily to lower cash proceeds from sales or maturities of investment securities partially offset by a decrease in payments for capital expenditures (resulting from the completion of the Rensselaer plant expansion in 2003).

Cash Provided by Financing Activities:

     Cash provided by financing activities decreased to $4.4 million in the first half of 2004 compared to $54.1 million in the same period in 2003. In March 2003, we sold $48.0 million of newly issued unregistered shares of our Common Stock to Novartis in connection with our collaboration agreement.

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

     In 2004, we and Aventis plan to increase research and development spending to expand the development of the VEGF Trap. Over the next 12 months, the broad based development program is anticipated to include multiple studies to evaluate the VEGF Trap in single agent and in combination with other cancer treatments.

     Also, under the terms of the Aventis collaboration agreement, if the collaboration becomes profitable, we will reimburse Aventis for 50 percent of the VEGF Trap development expenses in accordance with a formula based on the amount of development expenses and our share of the collaboration profits, or at a faster rate at our option.

Capital Expenditures:

     Our additions to property, plant, and equipment totaled $2.9 million and $12.9 million for the first six months of 2004 and 2003, respectively. During the remainder of 2004, we expect to incur approximately $3 million to $5 million in capital expenditures related primarily to equipment for our expanded manufacturing, research, and development activities.

Funding Requirements:

     We expect to continue to incur substantial funding requirements primarily for research and development activities (including preclinical and clinical testing). We currently anticipate that for the remainder of 2004, approximately 50-60% of our expenditures will be directed toward the preclinical and clinical development of product candidates, including the VEGF Trap, IL-1 Trap, IL-4/13 Trap, and AXOKINE; approximately 15-25% of our expenditures will cover our basic research activities and the continued development of our novel technology platforms; and the remainder of our expenditures will be for capital expenditures and general corporate purposes, including working capital. In connection with our funding requirements, there has been no significant change in our contractual obligations for leases and long-term debt since December 31, 2003 except as follows: Our loan payable to Novartis was forgiven in March 2004 (as described above). In January 2004, we amended our Tarrytown, New York lease and exercised our option to extend the lease for certain parts of the leased space through December 2009. The effect of this extension was to increase our operating lease obligations to a total of $16.1 million for the years 2005 to 2007 and a total of $3.5 million for the years 2008 and 2009. The amended Tarrytown lease contains renewal options for certain parts of the leased space through December 2014.

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

     We believe that our existing capital resources will enable us to meet operating needs through at least the end of 2005 and expect to end 2004 with a cash balance of $300 to $325 million. However, this is a forward-looking statement based on our current operating plan, and there may be a change in projected revenues or expenses that would lead to our capital being consumed significantly before such time. If there is insufficient capital to fund all of our planned operations and activities, we believe we would prioritize available capital to fund preclinical and clinical development of our product candidates. We have no off-balance sheet arrangements and do not guarantee the obligations of any other entity. As of June 30, 2004, we had no established banking arrangements through which we could obtain short-term financing or a line of credit. In the event we need additional financing for the operation of our business, we will consider collaborative arrangements and additional public or private financing, including additional equity financing. Factors influencing the availability of additional financing include our progress in product development, investor perception of our prospects, and the general condition of the financial markets. We may not be able to secure the necessary funding through new collaborative arrangements or additional public or private offerings. If we cannot raise adequate funds to satisfy our capital requirements, we may have to delay, scale-back, or eliminate certain of our research and development activities or future operations. This could harm our business.

Future Impact of Recently Issued Accounting Standards

     In April 2004, the Emerging Issues Task Force issued Statement No. 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share (EITF 03-6), EITF 03-6 addresses a number of questions regarding the computation of earnings per share (EPS) by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. EITF 03-6 defines participation rights based solely on whether the holder would be entitled to receive any dividends if the entity declared them during the period and requires the use of the two-class method for computing basic EPS when participating convertible securities exist. In addition, EITF 03-6 expands the use of the two-class method to encompass other forms of participating securities and is effective for fiscal periods beginning after March 31, 2004. Since we have no participating securities, our adoption of EITF 03-6 did not have a material impact on our financial statements.

Risk Factors

     We operate in an environment that involves a number of significant risks and uncertainties. We caution you to read the following risk factors, which have affected, and/or in the future could affect, our business, operating results, financial condition, and cash flows. The risks described below include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also impair our business operations. Furthermore, additional risks and uncertainties are included under other captions in this report and our Annual Report on Form 10-K and should be considered by our investors.

Risks Related to our Financial Results and Need for Additional Financing

We have had a history of operating losses and we may never achieve profitability. If we continue to incur operating losses, we may be unable to continue our operations.

     From inception on January 8, 1988 through June 30, 2004, we had a cumulative loss of $481.6 million. If we continue to incur operating losses and fail to become a profitable company, we may be unable to continue our operations. We have no products that are available for sale and do not know when we will have products available for sale, if ever. In the absence of revenue from the sale of products or other sources, the amount, timing, nature, or source of which cannot be predicted, our losses will continue as we conduct our research and development activities.

We will need additional funding in the future, which may not be available to us, and which may force us to delay, reduce, or eliminate our product development programs or commercialization efforts.

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

Risks Related to our Dependence on Third Parties

On February 27, 2004, Novartis provided notice to us that they would not participate in the continued development and commercialization of the IL-l Trap under our collaboration agreement. This may harm our ability to develop and commercialize the IL-l Trap.

     We relied heavily on Novartis to provide their expertise, resources, funding, manufacturing capacity, clinical expertise, and commercial infrastructure to support the IL-l Trap program. Novartis’ decision to withdraw from participating in the development and commercialization of the IL-1 Trap may delay or disrupt the IL-l Trap program. We do not have the resources and skills to replace those of Novartis, which could result in significant delays in the development and potential commercialization of the IL-l Trap. In addition, we will have to fund the development and commercialization of the IL-l Trap without Novartis’ long-term commitment, which will require substantially greater expenditures on our part.

If our collaboration with Aventis for the VEGF Trap is terminated, our ability to develop and commercialize the VEGF Trap in the time expected, or at all, and our business operations would be harmed.

     We rely heavily on Aventis to assist with the development of the VEGF Trap. If the VEGF Trap program continues, we will rely on Aventis to assist with providing commercial manufacturing capacity, enrolling and monitoring clinical trials, obtaining regulatory approval, particularly outside the United States, and providing sales and marketing support. While we cannot assure you that the VEGF Trap will ever be successfully developed and commercialized, if Aventis does not perform its obligations in a timely manner, or at all, our ability to develop, manufacture, and commercialize the VEGF Trap will be significantly adversely affected. Aventis has the right to terminate its collaboration agreement with us at any time. If Aventis were to terminate its collaboration agreement with us, we might not have the resources or skills to replace those of our partner, which could cause significant delays in the development and/or manufacture of the VEGF Trap and result in substantial additional costs to us. We have no sales, marketing, or distribution capabilities and would have to develop or outsource these capabilities. Termination of the Aventis collaboration agreement would create new and additional risks to the successful development of the VEGF Trap.

     Sanofi-Synthelabo and Aventis have reached agreement on a merger. It is unclear what impact, if any, this business combination will have on the VEGF Trap collaboration, including the possibility of a termination of the collaboration agreement and a delay in, or disruption to, the VEGF Trap development program.

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

     Our manufacturing facility is likely to be inadequate to produce sufficient quantities of product for commercial sale. We intend to rely on our corporate collaborators, as well as contract manufacturers, to produce the large quantities of drug material needed for commercialization of our products. We rely entirely on third party manufacturers for filling and finishing, services. We will have to depend on these manufacturers to deliver material on a timely basis and to comply with regulatory requirements. If we are unable to supply sufficient material on acceptable terms, or if we should encounter delays or difficulties in our relationships with our corporate collaborators or contract manufacturers, our business, financial condition, and results of operations may be materially harmed.

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

     Changes in product formulations and manufacturing processes may be required as product candidates progress in clinical development and are ultimately commercialized. If we are unable to develop suitable product formulations or manufacturing processes to support large scale clinical testing of our product candidates, including VEGF Trap, IL-1 Trap, IL-4/13 Trap and AXOK1NE, we may be unable to supply necessary materials for our clinical trials, which would delay the development of our product candidates. Similarly, if we are unable to supply sufficient quantities of product or develop product formulations suitable for commercial use, we will not be able to successfully commercialize our product candidates. For example, AXOKINE is currently formulated for delivery in single use vials. We are in the process of developing a formulation that may be used in multiple use vials. If we are unable to develop this multiple use vial formulation, potential future AXOKINE sales and profitability may be limited. In addition, we are in the process of developing formulations that would allow delivery of higher doses of the IL-1 Trap to test in clinical trials. This includes formulations for subcutaneous and intravenous administration. If we are unable to develop or manufacture such a higher dose formulation that can be produced in a cost-effective manner, potential future IL-1 Trap sales and profitability may be limited.

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

     The markets for both rheumatoid arthritis and asthma are both very competitive. Several highly successful medicines are available for these diseases. Examples include the TNF-antagonists Enbrel® (a registered trademark of Amgen), Remicade® (a registered trademark of Centocor), and Humira® (a registered trademark of Abbott) for rheumatoid arthritis, and the leukotriene-modifier Singulair® (a registered trademark of Merck), as well as various inexpensive corticosteroid medicines for asthma. The availability of highly effective FDA approved. TNF-antagonists makes it more difficult to successfully develop the IL-1 Trap for the treatment of rheumatoid arthritis, since it will be difficult to enroll patients with rheumatoid arthritis to participate in clinical trials of the IL-1 Trap. This may delay or impair our ability to successfully develop the drug candidate. In addition, even if the IL-1 Trap is ever approved for sale, it will be difficult for our drug to compete against these FDA approved TNF-antagonists because doctors and patients will have significant experience using these effective medicines. Moreover, these approved therapeutics may offer competitive advantages over the IL-1 Trap, such as requiring fewer injections.

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

Risks Related to Employees

We are dependent on our key personnel and if we cannot recruit and retain leaders in our research, development, manufacturing, and commercial organizations, our business will be harmed,

     We are highly dependent on our executive officers. If we are not able to retain any of these persons, or our Chairman, our business may suffer. In particular, we depend on the services of Roy Vagelos, M.D., the Chairman of our Board of Directors, Leonard Schleifer, M.D., Ph.D., our President and Chief Executive Officer, and George D. Yancopoulos, M.D., Ph.D., our Executive Vice President, Chief Scientific Officer and President, Regeneron Research Laboratories. There is intense competition in the biotechnology industry for qualified scientists and managerial personnel in the development, manufacture, and commercialization of drugs. We may not be able to continue to attract and retain the qualified personnel necessary for developing our business.

Risks Related to Intellectual Property

If we cannot protect the confidentiality of our trade secrets or our patents are insufficient to protect our proprietary rights, our business and competitive position will be harmed.

     Out business requires using sensitive and proprietary technology and other information that we protect as trade secrets. We seek to prevent improper disclosure of these trade secrets through confidentiality agreements. If our trade secrets are improperly exposed, either by our own employees or our collaborators, it would help our competitors and adversely affect our business. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our rights are covered by valid and enforceable patents or are effectively maintained as trade secrets. The patent position of biotechnology companies involves complex legal and factual questions and, therefore, enforceability cannot be predicted with certainty. Our patents may be challenged, invalidated, or circumvented. Patent applications filed outside the United States may be challenged by third parties who file an opposition. Such opposition proceedings are increasingly common in the European Union and are costly to defend. We have patent applications that are being opposed and it is likely that we will need to defend additional patent applications in the future. Our patent rights may not provide us with a proprietary position or competitive advantages against competitors. Furthermore, even if the outcome is favorable to us, the enforcement of our intellectual property rights can be expensive and time consuming.

We may be restricted in our development and/or commercialization activities by third party patents.

     Our commercial success depends significantly on our ability to operate without infringing the patents and other proprietary rights of third parties. Other parties may allege to have blocking patents to our Trap products in clinical development, either because they claim to hold proprietary rights to fusion proteins or proprietary rights to components of the Trap or the way it is manufactured. We are aware of certain United States and foreign patents relating to particular IL-4 and IL-13 receptors. Our IL-4/13 Trap includes portions of the IL-4 and IL-13 receptors, In addition, we are aware of a broad patent held by Genentech relating to proteins fused to certain immunoglobulin domains. Our Trap product candidates include proteins fused to immunoglobulin domains. Although we do not believe that we are infringing third party patents, the holders of these patents may sue us for infringement and a court may find that we are infringing one or more validly issued patents, which may materially harm our business.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

     Our earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from our investment of available cash balances in investment grade corporate and U.S. government securities. We do not believe we are materially exposed to changes in interest rates. Under our current policies we do not use interest rate derivative instruments to manage exposure to interest rate changes. We estimated that a one percent change in interest rates would result in an approximately $1.0 million and $1.4 million change in the fair market value of our investment portfolio at June 30, 2004 and December 31, 2003, respectively. The decrease is due primarily to the shorter duration of our investment portfolio as of June 30, 2004 in comparison to December 31, 2003.

Item 4. Controls and Procedures

     We conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The evaluation was conducted under the supervision and with the participation of Leonard S. Schleifer, our President and Chief Executive Officer, and Murray A. Goldberg, our Chief Financial Officer. Based upon this evaluation, each of Dr. Schleifer and Mr. Goldberg concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included, in our filings under the Securities Exchange Act of 1934. There has been no significant change in our internal controls over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

     In order to achieve compliance with Section 404 of the Sarbanes-Oxley Act of 2002, we have been engaged in a process to document and evaluate our internal control over financial reporting. In this regard, under the review and approval of the Audit Committee, management has dedicated internal resources and engaged outside consultants to adopt a work plan to (i) assess the adequacy of our internal control over financial reporting, (ii) take steps to improve control processes, where appropriate, and (iii) validate through testing that controls are functioning as documented. During the third quarter of 2004, we anticipate implementing and testing many new procedures and other controls governing information technology systems, which will enhance our overall internal controls over financial reporting. We anticipate that such enhancements will be completed within the prescribed time period required under Section 404, but it is possible that the work plan will not be completed in time.

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

Item 4. Submission of Matters to a Vote of Security Holders

     On June 11, 2004, we conducted our Annual Meeting of Shareholders pursuant to due notice. A quorum being present either in person or by proxy, the shareholders voted on the following matters:

     1. To elect three Directors to hold office for a three-year term as Class I directors, and until their successors are duly elected and qualified.

     2. To approve the selection of PricewaterhouseCoopers LLP as independent accountants for our fiscal year ending December 31, 2004.

     3. To approve the amendments to the Company’s 2000 Long-Term Incentive Plan to increase the maximum number of shares of common stock reserved for issuance under the plan by 7,500,000 shares.

     No other matters were voted on. The number of votes cast was:

		Withheld
	For	Authority
1. Election of Class I Directors
Leonard S. Schleifer, M.D., Ph.D.	66,904,024	6,888,629
Eric M. Shooter, Ph.D.	66,949,396	6,843,257
George D. Yancopoulos, M.D., Ph.D.	66,750,969	7,041,684

     The terms of office of Alfred G. Gilman, M.D., Ph.D., Joseph L. Goldstein, M.D., P. Roy Vagelos, M.D., Charles A Baker, Michael S. Brown, M.D., Arthur F. Ryan, and George L. Sing continued after the meeting.

	For	Against	Abstain
2. Approval of accountants	72,998,100	723,898	70,655
3. Approval of amendment to 2000 Long-Term Incentive Plan	46,369,850	18,787,034	46,984

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

Exhibit
Number	Description
3.1	(a)	-	Restated Certificate of Incorporation of Regeneron Pharmaceuticals, Inc., as of June 21, 1991.
3.2	(b)	-	Certificate of Amendment of the Restated Certificate of Incorporation of Regeneron Pharmaceuticals, Inc., as of October 18, 1996.
3.3	(c)	-	Certificate of Amendment of the Certificate of Incorporation of Regeneron Pharmaceuticals, Inc., as of December 17, 2001.
3.4	(d)	-	By-Laws of the Company, currently in effect (amended as of January 22, 1995).
10.6.3		-	Amendment No. 3 to 2000 Long-term Incentive Plan, effective as of June 14, 2004.
31		-	Certification of CEO and CFO pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934.
32		-	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.

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

(b) Reports

  Form 8-K, filed July 27, 2004: On July 26, 2004, we issued a press release announcing our second quarter 2004 financial and operating results.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Regeneron Pharmaceuticals, Inc.

Date: August 5, 2004	By: /s/ Murray A. Goldberg

Murray A. Goldberg
Senior Vice President, Finance & Administration,
Chief Financial Officer, Treasurer, and
Assistant Secretary