Form 10-Q
period 2004-09-30
REGENERON PHARMACEUTICALS INC
filed 2004-11-08
CIK 872589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes  (X)   No  (  )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  (X)   No  (  )

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 31, 2004:

Class of Common Stock	Number of Shares
Class A Stock, $0.001 par value	2,358,373
Common Stock, $0.001 par value	53,383,323

REGENERON PHARMACEUTICALS, INC.

September 30, 2004

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REGENERON PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS AT SEPTEMBER 30, 2004 AND DECEMBER 31, 2003 (Unaudited)
(In thousands, except share data)

	September 30,	December 31,
	2004	2003
ASSETS
Current assets
Cash and cash equivalents	$105,047	$118,285
Marketable securities	168,120	164,576
Restricted marketable securities	5,548	10,913
Accounts receivable	24,866	15,529
Prepaid expenses and other current assets	3,391	1,898
Inventory	4,266	9,006

Total current assets	311,238	320,207
Marketable securities	82,469	72,792
Property, plant, and equipment, at cost, net of accumulated depreciation and amortization	73,942	80,723
Other assets	5,036	5,833

Total assets	$472,685	$479,555

LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$20,284	$18,933
Deferred revenue, current portion	15,616	40,173
Loan payable to Novartis Pharma AG		13,817

Total current liabilities	35,900	72,923
Deferred revenue	57,876	68,830
Notes payable	200,000	200,000
Other long-term liabilities	36	159

Total liabilities	293,812	341,912

Commitments and contingencies
Stockholders’ equity
Preferred stock, $.01 par value; 30,000,000 shares authorized; issued and outstanding-none
Class A Stock, convertible, $.001 par value; 40,000,000 shares authorized;
2,358,373 shares issued and outstanding in 2004
2,365,873 shares issued and outstanding in 2003	2	2
Common Stock, $.001 par value; 160,000,000 shares authorized;
53,228,223 shares issued and outstanding in 2004
53,165,635 shares issued and outstanding in 2003	53	53
Additional paid-in capital	673,635	673,118
Unearned compensation	(1,989)	(4,101)
Accumulated deficit	(492,626)	(531,533)
Accumulated other comprehensive (loss) income	(202)	104

Total stockholders’ equity	178,873	137,643

Total liabilities and stockholders’ equity	$472,685	$479,555

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenues
Contract research and development	$25,621	$10,882	$94,377	$28,245
Research progress payments			17,770
Contract manufacturing	10,898	6,510	14,780	7,980

	36,519	17,392	126,927	36,225

Expenses
Research and development	32,828	34,650	101,306	102,757
Contract manufacturing	8,986	4,844	11,740	5,769
General and administrative	4,184	3,601	12,209	10,548

	45,998	43,095	125,255	119,074

Income (loss) from operations	(9,479)	(25,703)	1,672	(82,849)

Other income (expense)
Other contract income			42,750
Investment income	1,417	1,285	3,646	3,594
Interest expense	(3,014)	(2,982)	(9,161)	(8,826)

	(1,597)	(1,697)	37,235	(5,232)

Net income (loss)	($11,076)	($27,400)	$38,907	($88,081)

Net income (loss) per share:
Basic	($0.20)	($0.52)	$0.70	($1.80)
Diluted	($0.20)	($0.52)	$0.69	($1.80)
Weighted average shares outstanding:
Basic	55,468	52,902	55,378	48,926
Diluted	55,468	52,902	56,295	48,926

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)
For the nine months ended September 30, 2004
(In thousands)

	Class A Stock		Common Stock		Additional Paid-in	Unearned
	Shares	Amount	Shares	Amount	Capital	Compensation
Balance, December 31, 2003	2,366	$2	53,166	$53	$673,118	($4,101)
Issuance of Common Stock in connection with exercise of stock options			113		683
Repurchase of Common Stock from Merck & Co., Inc.			(109)		(888)
Forfeitures of restricted Common Stock under Long-Term Incentive Plan, net of issuances			(13)		(195)	195
Issuance of Common Stock in connection with Company 401(k) Savings Plan contribution			64		917
Conversion of Class A Stock to Common Stock	(8)		8
Amortization of unearned compensation						1,917
Net income
Change in net unrealized gain (loss) on marketable securities

Balance, September 30, 2004	2,358	$2	53,229	$53	$673,635	($1,989)

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Accumulated
	Accumulated	Other Comprehensive	Total Stockholders’	Comprehensive
	Deficit	Income (Loss)	Equity	Income
Balance, December 31, 2003	($531,533)	$104	$137,643
Issuance of Common Stock in connection with exercise of stock options			683
Repurchase of Common Stock from Merck & Co., Inc.			(888)
Forfeitures of restricted Common Stock under Long-Term Incentive Plan, net of issuances
Issuance of Common Stock in connection with Company 401(k) Savings Plan contribution			917
Conversion of Class A Stock to Common Stock
Amortization of unearned compensation			1,917
Net income	38,907		38,907	$38,907
Change in net unrealized gain (loss) on marketable securities		(306)	(306)	(306)

Balance, September 30, 2004	($492,626)	($202)	$178,873	$38,601

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine months ended September 30,
	2004	2003
Cash flows from operating activities
Net income (loss)	$38,907	($88,081)

Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Depreciation and amortization	11,446	8,623
Non-cash compensation expense	1,917	1,954
Non-cash expense related to a license agreement		1,216
Forgiveness of loan payable to Novartis Pharma AG, inclusive of accrued interest	(17,770)
Changes in assets and liabilities
Increase in accounts receivable	(9,337)	(5,180)
(Increase) decrease in prepaid expenses and other assets	(2,338)	617
Decrease (increase) in inventory	5,601	(22)
(Decrease) increase in deferred revenue	(35,511)	98,902
Increase in accounts payable, accrued expenses, and other liabilities	2,375	4,267

Total adjustments	(43,617)	110,377

Net cash (used in) provided by operating activities	(4,710)	22,296

Cash flows from investing activities
Purchases of marketable securities	(242,571)	(85,416)
Purchases of restricted marketable securities	(11,076)	(11,024)
Sales or maturities of marketable securities	229,768	200,936
Maturities of restricted marketable securities	16,576	16,523
Capital expenditures	(4,847)	(28,371)

Net cash (used in) provided by investing activities	(12,150)	92,648

Cash flows from financing activities
Net proceeds from issuances of Common Stock	683	94,516
Repurchase of Common Stock	(888)
Borrowings under loan payable	3,827	9,230
Capital lease payments		(150)

Net cash provided by financing activities	3,622	103,596

Net (decrease) increase in cash and cash equivalents	(13,238)	218,540
Cash and cash equivalents at beginning of period	118,285	80,077

Cash and cash equivalents at end of period	$105,047	$298,617

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

The Company’s basic net income (loss) per share amounts have been computed by dividing net income or loss by the weighted average number of shares of Common Stock and Class A Stock outstanding. Diluted net income per share is based upon the weighted average number of shares of Common Stock and Class A Stock and the common stock equivalents outstanding when dilutive. Common stock equivalents include: (i) outstanding stock options and restricted stock awards under the Company’s Long-Term Incentive Plans, which are included under the treasury stock method when dilutive, and (ii) Common Stock to be issued under the assumed conversion of the Company’s outstanding convertible senior subordinated notes, which are included under the if-converted method when dilutive. For the three months ended September 30, 2004 and the three and nine months ended September 30, 2003, the Company reported a net loss and, therefore, no common stock equivalents were included in the computation of diluted net loss per share, since such inclusion would have been antidilutive. The calculations of basic and diluted net income (loss) per share are as follows:

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unless otherwise noted, dollars in thousands, except per share data)

	Three Months ended September 30,
	2004	2003
Net loss (Numerator):	($11,076)	($27,400)
Weighted-average shares, in thousands (Denominator):	55,468	52,902
Basic and diluted net loss per share	($0.20)	($0.52)

	Nine Months ended September 30,
	2004	2003
Net income (loss) (Numerator)	$38,907	($88,081)
Shares, in thousands (Denominator):
Weighted-average shares for basic per share calculations	55,378	48,926
Effect of stock options	876
Effect of restricted stock awards	41

Adjusted weighted-average shares for diluted per share calculations	56,295	48,926

Basic net income (loss) per share	$0.70	($1.80)
Diluted net income (loss) per share	$0.69	($1.80)

Shares issuable upon the exercise of stock options, vesting of restricted stock awards, and conversion of convertible debt, which have been excluded from the September 30, 2004 and 2003 diluted per share amounts because their effect would have been antidilutive, include the following:

	Three months ended September 30,
	2004	2003
Stock Options:
Weighted average number, in thousands	13,015	11,133
Weighted average exercise price	$20.28	$21.59
Restricted Stock:
Weighted average number, in thousands	196	125
Convertible Debt:
Weighted average number, in thousands	6,611	6,611
Conversion price	$30.25	$30.25

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unless otherwise noted, dollars in thousands, except per share data)

	Nine months ended September 30,
	2004	2003
Stock Options:
Weighted average number, in thousands	10,141	11,332
Weighted average exercise price	$23.85	$21.44
Restricted Stock:
Weighted average number, in thousands	3	158
Convertible Debt:
Weighted average number, in thousands	6,611	6,611
Conversion price	$30.25	$30.25

3.	Stock-based Employee Compensation

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

	Three months ended September 30,
	2004	2003
Net loss, as reported	($11,076)	($27,400)
Add: Stock-based employee compensation expense included in reported net loss	618	822
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(8,655)	(11,341)

Pro forma net loss	($19,113)	($37,919)

Net loss per share amounts, basic and diluted:
As reported	($0.20)	($0.52)
Pro forma	($0.34)	($0.72)

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unless otherwise noted, dollars in thousands, except per share data)

	Nine months ended September 30,
	2004	2003
Net income (loss), as reported	$38,907	($88,081)
Add: Stock-based employee compensation expense included in reported net income (loss)	1,917	1,954
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(27,464)	(33,923)

Pro forma net income (loss), basic	$13,360	($120,050)

Basic net income (loss) per share amounts:
As reported	$0.70	($1.80)
Pro forma	$0.24	($2.45)
Diluted net income (loss) per share amounts:
As reported	$0.69	($1.80)
Pro forma	$0.24	($2.45)

For the purpose of the pro forma calculation, the fair value of each option granted from the Company’s stock-based incentive plans during the three and nine months ended September 30, 2004 and 2003 was estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average fair value of the options granted during the three months ended September 30, 2004 and 2003 was $6.72 and $14.43, respectively. The weighted-average fair value of the options granted during the nine months ended September 30, 2004 and 2003 was $9.68 and $13.96, respectively. The following tables summarize the assumptions used in computing the fair value of option grants.

	Three months ended September 30,
	2004	2003
Expected volatility	80%	80%
Expected lives	5 years	5 years
Dividend yield	0%	0%
Risk-free interest rate	3.95%-4.55%	3.02%-3.90%

	Nine months ended September 30,
	2004	2003
Expected volatility	80%	80%
Expected lives	5 years	5 years
Dividend yield	0%	0%
Risk-free interest rate	3.38%-4.55%	3.01%-4.01%

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unless otherwise noted, dollars in thousands, except per share data)

Under the Regeneron Pharmaceuticals, Inc. 2000 Long-Term Incentive Plan, the Company awards shares of restricted stock. Restrictions on these shares generally lapse with respect to 25% of the shares every six months over approximately a two-year period. In accordance with generally accepted accounting principles, the Company records unearned compensation in Stockholders’ Equity related to these awards. The amount is based on the fair market value of shares of Common Stock on the grant date of the restricted stock award and is expensed, on a pro rata basis, over the period that the restrictions lapse. For the three months ended September 30, 2004 and 2003, the Company recognized compensation expense related to restricted stock awards of $618 and $559, respectively. For the nine months ended September 30, 2004 and 2003, the Company recognized compensation expense related to restricted stock awards of $1,917 and $1,691, respectively.

4.	Statement of Cash Flows

Supplemental disclosure of noncash investing and financing activities:

Included in accounts payable and accrued expenses at September 30, 2004 and December 31, 2003 are $648 and $752, respectively, of accrued capital expenditures. Included in accounts payable and accrued expenses at September 30, 2003 and December 31, 2002 are $694 and $13,490, respectively, of accrued capital expenditures.

Included in accounts payable and accrued expenses at December 31, 2003 and 2002 are $917 and $747, respectively, of accrued Company 401(k) Savings Plan contribution expense. In the first quarter of both 2004 and 2003, the Company contributed 64,333 and 42,543 shares, respectively, of Common Stock to the 401(k) Savings Plan in satisfaction of these obligations.

Included in marketable securities at September 30, 2004 and December 31, 2003 are $1,602 and $878, respectively, of accrued interest income. Included in marketable securities at September 30, 2003 and December 31, 2002 are $437 and $2,013, respectively, of accrued interest income.

5.	Accounts Receivable

Accounts receivable as of September 30, 2004 and December 31, 2003 consist of the following:

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unless otherwise noted, dollars in thousands, except per share data)

	September 30,	December 31,
	2004	2003
Receivable from Aventis, a part of the sanofi aventis Group	$20,222	$8,917
Receivable from Novartis Pharma AG	—	3,177
Receivable from The Procter & Gamble Company	2,753	2,670
Receivable from Merck & Co., Inc.	1,891	765

	$24,866	$15,529

6.	Inventories

Inventories consist of raw materials and other direct and indirect costs associated with production of an intermediate for a Merck & Co., Inc. (“Merck”) pediatric vaccine under a long-term manufacturing agreement.

Inventories as of September 30, 2004 and December 31, 2003 consist of the following:

	September 30,	December 31,
	2004	2003
Raw materials	$404	$388
Work-in-process	609 (1)	— (2)
Finished products	3,253	8,618

	$4,266	$9,006

(1)	Net of reserves of $256.
(2)	Net of reserves of $195.

7.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of September 30, 2004 and December 31, 2003 consist of the following:

	September 30,	December 31,
	2004	2003
Accounts payable	$5,185	$3,878
Accrued payroll and related costs	5,511	5,125
Accrued clinical trial expense	2,136	3,876
Accrued expenses, other	2,410	3,762
Interest payable on convertible notes	5,042	2,292

	$20,284	$18,933

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unless otherwise noted, dollars in thousands, except per share data)

8.	Comprehensive Income (Loss)

Comprehensive income (loss) represents the change in net assets of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) of the Company includes net income (loss) adjusted for the change in net unrealized gain or loss on marketable securities. The net effect of income taxes on comprehensive income (loss) is immaterial. For the three months ended September 30, 2004 and 2003, the components of comprehensive loss are:

	Three months ended
	September 30,
	2004	2003
Net loss	($11,076)	($27,400)
Change in net unrealized gain (loss) on marketable securities	9	(168)

Total comprehensive loss	($11,067)	($27,568)

For the nine months ended September 30, 2004 and 2003, the components of comprehensive income (loss) are:

	Nine months ended
	September 30,
	2004	2003
Net income (loss)	$38,907	($88,081)
Change in net unrealized gain (loss) on marketable securities	(306)	(415)

Total comprehensive income (loss)	$38,601	($88,496)

9.	Collaboration Agreement – Novartis Pharma AG

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

10.	Repurchase of Common Stock

On August 19, 2004, the Company repurchased and subsequently retired 109,450 shares of Regeneron Common Stock held by Merck that were issued to Merck in August 2003 in connection with a patent license agreement. The shares were acquired for a purchase price of $888 based on the fair market value of the shares on August 19, 2004. Regeneron also made a cash payment of $612 to Merck as required under the patent license agreement.

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

The table below presents information about reported segments for the three and nine months ended September 30, 2004 and 2003.

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unless otherwise noted, dollars in thousands, except per share data)

	Three months ended September 30, 2004
	Research &	Contract	Reconciling
	Development	Manufacturing	Items		Total
Revenues	$25,621	$10,898	—		$36,519
Depreciation and amortization	3,615	— (1)	$261		3,876
Interest expense	—	—	3,014		3,014
Net (loss) income	(11,391)	1,912	(1,597	)(2)	(11,076)
Capital expenditures	1,844	—	—		1,844

	Three months ended September 30, 2003
	Research &	Contract	Reconciling
	Development	Manufacturing	Items		Total
Revenues	$10,882	$6,510	—		$17,392
Depreciation and amortization	3,395	— (1)	$261		3,656
Interest expense	58	—	2,924		2,982
Net (loss) income	(27,427)	1,666	(1,639	)(2)	(27,400)
Capital expenditures	2,742	—	—		2,742

	Nine months ended September 30, 2004
	Research &	Contract	Reconciling
	Development	Manufacturing	Items		Total
Revenues	$112,147	$14,780	—		$126,927
Depreciation and amortization	10,663	— (1)	$783		11,446
Interest expense	126	—	9,035		9,161
Other contract income	42,750	—	—		42,750
Net income (loss)	41,256	3,040	(5,389	)(2)	38,907
Capital expenditures	4,743	—	—		4,743
Total assets	94,658	8,416	369,611	(3)	472,685

	Nine months ended September 30, 2003
	Research &	Contract	Reconciling
	Development	Manufacturing	Items		Total
Revenues	$28,245	$7,980	—		$36,225
Depreciation and amortization	7,840	— (1)	$783		8,623
Interest expense	66	—	8,760		8,826
Net (loss) income	(85,126)	2,211	(5,166	)(2)	(88,081)
Capital expenditures	15,596	—	—		15,596
Total assets	88,543	12,067	399,891	(3)	500,501

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unless otherwise noted, dollars in thousands, except per share data)

(1)	Depreciation and amortization related to contract manufacturing is capitalized into inventory and included in contract manufacturing expense when the product is shipped.
(2)	Represents investment income, net of interest expense primarily related to convertible notes issued in October 2001.
(3)	Includes cash and cash equivalents, marketable securities, restricted marketable securities, prepaid expenses and other current assets, and other assets.

12.	Income Taxes

The Company currently expects to recognize a tax loss for the year ended December 31, 2004. Accordingly, no provision for income taxes has been recorded in the accompanying financial statements.

13.	Legal Matters

In May 2003, securities class action lawsuits were commenced against Regeneron and certain of the Company’s officers and directors in the United States District Court for the Southern District of New York. A consolidated amended class action complaint was filed in October 2003. The complaint, which purports to be brought on behalf of a class consisting of investors in the Company’s publicly traded securities between March 28, 2000 and March 30, 2003, alleges that the defendants misstated or omitted material information concerning the safety and efficacy of AXOKINE®, in violation of Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Damages are sought in an unspecified amount. The Company’s management believes that the complaint is without merit, and in December 2003 the Company filed a motion to dismiss the lawsuit. The ultimate outcome of this matter cannot presently be determined. Accordingly, no provision for any liability that may result upon the resolution of this matter has been made in the accompanying financial statements.

The Company, from time to time, has been subject to other legal claims arising in connection with its business. While the ultimate results of the legal claims cannot be predicted with certainty, at September 30, 2004 there were no asserted claims against the Company which, in the opinion of management, if adversely decided would have a material adverse effect on the Company’s financial position, results of operations, and cash flows.

14.	Future Impact of Recently Issued Accounting Standards

In April 2004, the Emerging Issues Task Force issued Statement No. 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share (EITF 03-6). EITF 03-6 addresses a number of questions regarding the

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements
(Unless otherwise noted, dollars in thousands, except per share data)

computation of earnings per share (“EPS”) by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. EITF 03-6 defines participation rights based solely on whether the holder would be entitled to receive any dividends if the entity declared them during the period and requires the use of the two-class method for computing basic EPS when participating convertible securities exist. In addition, EITF 03-6 expands the use of the two-class method to encompass other forms of participating securities and is effective for fiscal periods beginning after March 31, 2004. Since the Company has no participating securities, the Company’s adoption of EITF 03-6 did not have an impact on the Company’s financial statements.

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

     Here is a summary of the clinical status of our clinical candidates as of September 30, 2004:

•	VEGF TRAP: Protein-based product candidate designed to bind Vascular Endothelial Growth Factor (called VEGF, also known as Vascular Permeability Factor or VPF) and the related Placental Growth Factor (called PlGF), and prevent their interaction with cell surface receptors. VEGF (and to a less validated degree, PlGF) is required for the growth of new blood vessels that are needed for tumors to grow and is a potent regulator of vascular permeability and leakage. In 2001, we initiated a dose-escalation phase 1 clinical trial designed to assess the safety and tolerability of the VEGF Trap in subjects with advanced solid tumor malignancies. The preliminary results of this study were announced at the annual meeting of the American Society of Clinical Oncology (ASCO) in June 2004 and we updated these results in a poster session at the 16th Annual EORTC-NCI-AACR Symposium on Molecular Targets and Cancer Therapeutics in September 2004. The phase 1 trial was an open label, dose-escalation study conducted at three sites in the United States. The study enrolled and treated 38 patients with incurable, relapsed or refractory solid tumors, with subcutaneous injections of VEGF Trap. In total, the trial enrolled patients with 15 different types of cancer. Preliminary results of this study indicated that:

-	the VEGF Trap was generally well-tolerated at the dose levels studied, and

-	circulating levels of the VEGF Trap at the highest dose (1.6 mg/kg per week) were consistent with levels observed to be effective in preclinical models.

Detailed results of the trial are expected to be submitted for publication in a peer-reviewed journal once all patients complete the extended treatment phase available to patients who maintained stable disease after the initial 10-week treatment period and the full results of the extension phase have been analyzed.

During the third quarter of 2004, the U.S. Food and Drug Administration (FDA) granted Fast Track designation to the VEGF Trap for a specific niche cancer indication. As a result of the FDA’s decision, Regeneron and Aventis, a part of the sanofi-aventis Group, plan to initiate a clinical trial in that indication in 2005.

A second phase 1 trial, which commenced in April 2004, is studying higher VEGF Trap exposures through intravenous administration. This study is also designed to evaluate the safety, tolerability, and pharmacokinetics of intravenous VEGF Trap in advanced cancer patients.

The VEGF Trap clinical development program has been expanded by initiating two separate phase 1 clinical trials of the VEGF Trap for the potential treatment of certain eye diseases. The first trial includes patients with the neovascular or “wet” form of age-related macular degeneration (AMD) a major cause of severe vision impairment and blindness in adults over the age of 55. Regeneron and Aventis have also started a phase 1 trial of the VEGF Trap delivered systemically by intravenous injections in patients with diabetic macular edema (DME). DME is a complication of diabetic retinopathy, a disease affecting the blood vessels of the retina. Diabetic retinopathy, in its late stages, can cause multiple problems involving blood vessels, including excess blood vessel growth. A major cause of vision loss in patients with diabetes, DME affects nearly 500,000 people in the United States. In addition to existing programs, we will also explore the possibility of studying the use of the VEGF Trap delivered through intravitreal administration.

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

We plan to initiate additional studies of the IL-1 Trap in patients with rheumatoid arthritis in the next twelve months. The studies will be conducted in a larger patient population, testing higher doses and for a longer period of time than in the previous phase 2 trial. In addition, we intend to conduct studies of the IL-1 Trap in a variety of other diseases, such as osteoarthritis and cardiovascular disease, where interleukin-1 may play an important role. We have developed new product formulations that would allow delivery of higher doses of IL-1 Trap either through subcutaneous or intravenous administration. Initial, single-dose tolerability studies in healthy volunteers have been completed successfully and we plan to evaluate the new formulations in subsequent studies commencing in the fourth quarter of 2004.

In March 2003, we began collaborating with Novartis Pharma AG on the development of the IL-1 Trap. On February 27, 2004, Novartis provided notice of its intention not to proceed with the joint development of the IL-1 Trap. In March 2004, Novartis agreed to pay us $42.75 million to satisfy its obligation to fund development costs for the nine month period following its notification and for the two months prior to that notice. Novartis paid us the $42.75 million in April 2004. All rights to the IL-1 Trap have reverted to Regeneron. Novartis and we retain rights under the collaboration agreement to elect to collaborate in the future on the development and commercialization of certain other IL-1 antagonists. In March 2004, we also achieved a pre-defined development milestone and Novartis forgave all its outstanding loans to us, totaling $17.8 million.

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

2004, and the results were presented at a scientific conference during the second quarter of 2004. The IL-4/13 Trap was generally safe and well tolerated at the doses tested in this phase 1 trial. We plan to conduct additional studies to evaluate the safety and potential efficacy of the IL-4/13 Trap.

•	AXOKINE®: Protein-based product candidate designed to act on the brain region regulating appetite and energy expenditure. AXOKINE is being developed for the treatment of obesity. In March 2003, we reported data from the 12-month treatment period of our initial phase 3 pivotal trial of AXOKINE. The double-blind treatment period in this study was followed by a twelve-month open-label extension phase, during which all study subjects received AXOKINE. The extension phase was completed in the first quarter of 2004. In the third quarter of 2004, we completed two randomized double-blind trials that were designed to evaluate the safety of intermittent treatment of AXOKINE and to study maintenance of weight loss following short-term treatment regimens. Participants in the two trials were given AXOKINE or placebo for three or six months and then observed for another six or nine months off-treatment. At the end of the initial 12-month treatment and observation period of the two studies, participants again received AXOKINE or placebo for a brief retreatment period. Each study included approximately 300 obese or overweight subjects. Subjects treated with AXOKINE lost more weight on average than those treated with placebo. However, these trials were designed before we had access to the data from the completed phase 3 AXOKINE trial and, therefore, did not enroll enough patients to detect a difference in the proportion of AXOKINE versus placebo treated patients who lost 5% of their initial body weight after twelve months. The preliminary findings from the studies were as follows:

-	Intermittent AXOKINE treatment appeared to be safe and generally well tolerated.

-	In the intermittent treatment trial where participants were given AXOKINE or placebo for six months, and then observed for another six months off-treatment, a higher proportion of AXOKINE treated subjects lost 5% of their initial body weight at twelve months compared to placebo-treated subjects (24.5% vs. 16.9%, p= 0.11). Moreover, after the six-month treatment period, participants receiving AXOKINE experienced a greater average weight loss than those receiving placebo (3.96 kg vs. 2.27 kg, p = .004), and this superiority of AXOKINE over placebo in weight loss was maintained at month twelve following the six-month off-treatment period (2.86kg vs. 1.41 kg, p=.047).

-	In the intermittent treatment trial where participants were given AXOKINE or placebo for three months, and then observed for another nine months off-treatment, a higher proportion of AXOKINE treated subjects lost 5% of their initial body weight at twelve months compared to placebo-treated subjects (17.4% versus 14.1%, p=0.5). Moreover, after the three-month treatment period, participants receiving AXOKINE experienced a greater average weight loss than those receiving placebo (2.73 kg vs. 1.71 kg, p = .022).

We are continuing research on AXOKINE and evaluating its commercial potential. No new phase 3 clinical trials of AXOKINE are planned at this time.

     In addition to our clinical programs, we have research programs focused on angiogenesis, metabolic diseases, muscle atrophy and related disorders, inflammatory conditions, and other diseases and disorders. We also use our Velocigene® and Trap technology platforms to discover and develop new product candidates and are developing our VelocimmuneTM platform to create fully human, therapeutic antibodies.

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

     From inception on January 8, 1988 through September 30, 2004, we have had a cumulative loss of $492.6 million. In the absence of revenues from the commercialization of our product candidates or other sources, the amount, timing, nature, or source of which cannot be predicted, our losses will continue as we conduct our research and development activities. We expect to incur substantial losses over the next several years as we continue the clinical development of the VEGF Trap, IL-1 Trap, IL-4/13 Trap, and AXOKINE; advance new product candidates into clinical development from our existing research programs; continue our research and development programs; and commercialize product candidates that receive regulatory approval, if any.

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

     The planning, execution, and results of our clinical programs are significant factors that can affect our operating and financial results. In our four clinical programs, 2004 clinical events and plans anticipated for the next twelve months include:

Nine Months ended
Product Candidate	September 30, 2004 Events		Next Twelve-Month Plans
VEGF Trap	•	Completed phase 1 subcutaneous single-agent trial in cancer	•	Commence additional single-agent and combination trials in cancer

	•	Commenced phase 1 intravenous single-agent trial in cancer	•	Commence additional studies in eye diseases

	•	Commenced phase 1 trial in neovascular age-related macular degeneration

	•	Commenced phase 1 intravenous single-agent trial in diabetic macular edema

Nine Months ended
Product Candidate	September 30, 2004 Events		Next Twelve-Month Plans
IL-1 Trap	•	Planned for phase 2 trial in rheumatoid arthritis	•	Commence additional trials in rheumatoid arthritis

	•	Completed treatment phase of single-dose patient tolerability studies to evaluate new formulations	•	Commence clinical trial in osteoarthritis

			•	Commence exploratory proof of concept trials in other indications

			•	Evaluate IL-1 Trap in other inflammatory conditions

IL-4/13 Trap	•	Completed phase 1 trial in asthma	•	Commence clinical trial in asthma or other indication

AXOKINE	•	Completed intermittent treatment trials	•	Make decision on further development of AXOKINE

	•	Additional research and development and market research activities	•	No new phase 3 trials planned at this time

Results of Operations

Three Months Ended September 30, 2004 and 2003

Revenues:

     Revenues in the three months ended September 30, 2004 and 2003 consist of the following:

	(In millions)
	2004	2003
Contract research & development revenue
Aventis	$22.1	$2.6
Novartis	—	5.2
Procter & Gamble	2.8	2.7
Other	0.7	0.4

Total contract research & development revenue	25.6	10.9
Contract manufacturing revenue	10.9	6.5

Total revenue	$36.5	$17.4

     Our total revenue increased to $36.5 million in the third quarter of 2004 from $17.4 million for the same period in 2003 primarily from revenue related to our collaboration with Aventis on the VEGF Trap, which commenced in September 2003. Contract research and development revenue from collaborators consists partly of reimbursement for research and development expenses and partly of the recognition of revenue related to non refundable, up-front payments. Non-refundable, up-front payments are recorded as deferred revenue and recognized ratably over the period over which we are obligated to perform services in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104). In the third quarter of 2004 and 2003, in connection with the collaboration with Aventis, we recognized $19.4 million and $1.7 million, respectively, in reimbursement for research and development expenses and $2.7 million and $0.9 million, respectively, in revenue related to an $80.0 million up-front non-refundable payment which was received in September of 2003. In the third quarter of 2003, in connection with our collaboration agreement with Novartis on the IL-1 Trap, we recognized $3.9 million in reimbursement for development expenses and $1.3 million in revenue related to a $27.0 million up-front non-refundable payment. In the first quarter of 2004, Novartis provided notice of its intention not to proceed with the joint development of the IL-1 Trap. As a result, we do not expect to recognize any future contract research and development revenue from Novartis.

     Contract manufacturing revenue relates primarily to our long-term agreement with Merck & Co., Inc. to manufacture a vaccine intermediate at our Rensselaer, New York facility. This agreement expires in October 2005, unless extended by mutual agreement. Contract manufacturing revenue increased to $10.9 million in the third quarter of 2004 from $6.5 million for the same period in 2003, principally from an increase in product shipments to Merck in 2004 compared to the same period in 2003. Revenue and the related manufacturing expense are recognized as product is shipped, after acceptance by Merck. Included in contract manufacturing revenue in the third quarter of 2004 and 2003 was $2.4 million and $1.3 million, respectively, of deferred revenue associated with capital improvement reimbursements paid by Merck prior to commencement of production. This deferred revenue is being recognized as product is shipped to Merck based on the total amount of product expected to be shipped over the life of the agreement.

Research and Development Expenses:

Research and development (R&D) expenses decreased to $32.8 million in the third quarter of 2004 from $34.7 million for the same period of 2003, due primarily to a $4.1 million decrease in clinical trial expenses associated primarily with completion of the double-blind treatment portion of our AXOKINE phase 3 trial in 2003, the completion of other AXOKINE trials in the second quarter of 2004, and the completion of our IL-1 Trap phase 2 clinical trial in 2003. This decrease was partly offset by (i) a $1.3 million increase in payroll related expenses, resulting primarily from hiring additional research personnel, and (ii) a $0.9 million increase in other R&D expenses.

Contract Manufacturing Expenses:

     Contract manufacturing expenses increased to $9.0 million in the third quarter of 2004 compared to $4.8 million in the same period in 2003, primarily because we shipped more product to Merck.

General and Administrative Expenses:

     General and administrative expenses increased to $4.2 million in the third quarter of 2004 from $3.6 million in the same period of 2003, due primarily to increases in professional fees principally related to our efforts to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and other accounting and professional services.

Other Income and Expense:

     Investment income increased slightly to $1.4 million in the third quarter of 2004 from $1.3 million in the same period of 2003, due primarily to higher effective interest rates on investment securities. Interest expense is attributable principally to $200.0 million of convertible notes issued in October 2001, which mature in 2008 and bear interest at 5.5% per annum. Interest expense remained relatively unchanged at $3.0 million for both the third quarter of 2004 and 2003.

Nine Months Ended September 30, 2004 and 2003

Revenues:

     Revenues in the nine months ended September 30, 2004 and 2003 consist of the following:

	(In millions)
	2004	2003
Contract research & development revenue
Aventis	$62.0	$2.6
Novartis	22.1	17.1
Procter & Gamble	8.1	7.9
Other	2.2	0.6

Total contract research & development revenue	94.4	28.2
Research progress payment	17.8	—
Contract manufacturing revenue	14.8	8.0

Total revenue	$127.0	$36.2

     Our total revenue increased to $127.0 million in the first nine months of 2004 from $36.2 million for the same period in 2003 primarily from revenue related to our collaboration with Aventis on the VEGF Trap, which commenced in September 2003, and our collaboration with Novartis on the IL-1 Trap, which commenced in March 2003. Contract research and development revenue from our principal collaborators for the first nine months of 2004, as detailed below, consists partly of reimbursement for research and development expenses and partly of the recognition of revenue related to non-refundable, up-front payments. Non-refundable, up-front payments are recorded as deferred revenue and recognized ratably over the period which we are obligated to perform services in accordance with SAB 104. In the first quarter of 2004, Novartis provided notice of its intention not to proceed with the joint development of the IL-1 Trap and the remaining balance of the March 2003 $27.0 million up-front payment from Novartis was recognized as contract research and development revenue.

For the nine months ended September 30, 2004
(In millions)

	Up-front Payment
	Total		Deferred		Total
	Original	Revenue	Revenue at	Expense	Revenue
	Payment	Recognized	September 30, 2004	Reimbursement	Recognized
Aventis	$80.0	$8.2	$68.2	$53.8	$62.0
Novartis	27.0	22.1			22.1
Procter & Gamble				8.1	8.1

	$107.0	$30.3	$68.2	$61.9	$92.2

     In the first nine months of 2003, we recognized $1.7 million in revenue related to the reimbursement of research and development expenses by Aventis and $0.9 million in revenue related to the $80.0 million up-front payment received from Aventis in September 2003. We also recognized $13.1 million in revenue related to the reimbursement of research and development expenses by Novartis and $4.0 million in revenue related to the $27.0 million, up-front payment received from Novartis in March 2003.

     In March 2004, Novartis forgave all its outstanding loans, including accrued interest, to Regeneron totaling $17.8 million, based upon Regeneron’s achieving a pre-defined development milestone, which was recognized as a research progress payment.

     Contract manufacturing revenue increased to $14.8 million in the first nine months of 2004 from $8.0 million for the same period in 2003, principally from an increase in product shipments to Merck in 2004 compared to the same period in 2003. Revenue and the related manufacturing expense are recognized as product is shipped, after acceptance by Merck. Included in contract manufacturing revenue in the first nine months of 2004 and 2003 was $3.0 million and $1.3 million, respectively, of deferred revenue associated with capital improvement reimbursements paid by Merck prior to commencement of production. This deferred revenue is being recognized as product is shipped to Merck based on the total amount of product expected to be shipped over the life of the manufacturing agreement.

Research and Development Expenses:

     Research and development (R&D) expenses decreased slightly to $101.3 million in the first nine months of 2004 from $102.8 million for the same period of 2003, due primarily to a $12.6 million decrease in clinical trial expenses associated primarily with the completion of the double-blind treatment portion of our AXOKINE phase 3 clinical trial in 2003, the completion of other AXOKINE trials in 2004, and the completion of our IL-1 Trap phase 2 clinical trial in 2003. This decrease was offset by (i) a $2.9 million increase in depreciation expense, primarily related to our expanded Rensselaer facility, (ii) a $3.4 million increase in payroll related expenses, resulting primarily from hiring additional research personnel, and (iii) a $4.8 million increase in other R&D expenses, primarily related to the VEGF Trap and IL-1 Trap.

Contract Manufacturing Expenses:

     Contract manufacturing expenses increased to $11.7 million in the first nine months of 2004, compared to $5.8 million in the same period in 2003, primarily because we shipped more product to Merck.

General and Administrative Expenses:

     General and administrative expenses increased to $12.2 million in the first nine months of 2004 from $10.5 million in the same period of 2003, due primarily to professional fees principally related to our efforts to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and other accounting and professional services.

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

     Investment income remained relatively unchanged at $3.6 million for the first nine months of both 2004 and 2003. Interest expense is attributable principally to $200.0 million of convertible notes issued in October 2001, which mature in 2008 and bear interest at 5.5% per annum. Interest expense increased to $9.2 million in the first nine months of 2004 from $8.8 million in the same period of 2003 due, in part, to interest incurred in the first quarter of 2004 on loans from Novartis to fund our share of 2003 IL-1 Trap development costs. (These Novartis loans were forgiven in March 2004 as described above.)

Liquidity and Capital Resources

     Since our inception in 1988, we have financed our operations primarily through offerings of our equity securities, a private placement of convertible debt, revenue earned under our agreements with Aventis, Novartis, Merck, Procter & Gamble, Serono, and other companies, and investment income.

Nine Months Ended September 30, 2004 and 2003

Cash (Used in) Provided by Operations:

     At September 30, 2004, we had $361.2 million in cash, cash equivalents, marketable securities, and restricted marketable securities. Restricted marketable securities consisted of pledged U.S. government securities which were sufficient upon receipt of scheduled principal and interest payments to provide for the payment in full of the interest payments on the convertible senior subordinated notes through October, 2004. In the first nine months of 2004, our net income was $38.9 million but we used $4.7 million of cash in operations. The difference between net income and cash usage was primarily due to the recognition of $39.9 million of non-cash deferred and research progress payment revenue related to the Novartis collaboration and $8.2 million of non-cash deferred revenue related to the Aventis collaboration. In the first nine months of 2003, our net loss was $88.1 million but we generated $22.3 million of cash in operations, principally due to the receipt of an $80.0 million non-refundable, up-front payment from Aventis in the third quarter of 2004 and a $27.0 million non-refundable, up-front payment from Novartis in the first quarter of 2003.

Cash (Used in) Provided by Investing Activities:

     Net cash used in investing activities was $12.2 million in the first nine months of 2004, primarily because purchases of marketable securities exceeded cash proceeds from sales or maturities of marketable securities during this period. Net cash provided by investing activities was $92.6 million in the first nine months of 2003, as cash proceeds from sales or maturities of marketable securities substantially exceeded cash invested to purchase marketable securities. In addition, during the first nine months of 2004, payments for capital expenditures decreased $23.5 million compared to the same period in 2003, due primarily to the completion of the expansion of our Rensselaer, New York plant in 2003.

Cash Provided by Financing Activities:

     Cash provided by financing activities decreased to $3.6 million in the first nine months of 2004 compared to $103.6 million in the same period in 2003. In connection with our collaboration agreements, we sold $45.0 million of newly issued unregistered shares of our Common Stock to Aventis in September 2003 and $48.0 million of newly issued unregistered shares of our Common Stock to Novartis in March 2003.

Aventis Agreement:

     Under the collaboration agreement with Aventis, we and Aventis will share co-promotion rights and profits on sales, if any, of the VEGF Trap. Aventis has agreed to make a $25.0 million payment to us upon achievement of an early-stage clinical milestone. We expect to achieve this milestone within approximately the next six months. We may also receive up to $360.0 million in additional milestone payments upon receipt of specified marketing approvals for up to eight VEGF Trap indications in Europe or the United States.

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

     In 2004, we and Aventis increased research and development spending to expand the development of the VEGF Trap. Over the next 12 months, the broad based development program is anticipated to include multiple studies to evaluate the VEGF Trap in single agent and in combination with other cancer treatments.

     Also, under the terms of the Aventis collaboration agreement, if the collaboration becomes profitable, we will reimburse Aventis for 50 percent of the VEGF Trap development expenses in accordance with a formula based on the amount of development expenses and our share of the collaboration profits, or at a faster rate at our option.

Repurchase of Common Stock from Merck:

On August 19, 2004, we repurchased and subsequently retired 109,450 shares of our Common Stock held by Merck that were issued to Merck in August 2003 in connection with a patent license agreement. The shares were acquired for a purchase price of $0.9 million, based on the fair market value of the shares on August 19, 2004. We also made a cash payment of $0.6 million to Merck as required under the patent license agreement.

Capital Expenditures:

     Our additions to property, plant, and equipment totaled $4.7 million and $15.6 million for the first nine months of 2004 and 2003, respectively. During the remainder of 2004, we expect to incur approximately $1.5 million to $2.5 million in capital expenditures, related primarily to equipment for our expanded manufacturing, research, and development activities.

Funding Requirements:

     We expect to continue to incur substantial funding requirements primarily for research and development activities (including preclinical and clinical testing). We currently anticipate that approximately 50-55% of our expenditures for 2004 will be directed toward the preclinical and clinical development of product candidates, including the VEGF Trap, IL-1 Trap, IL-4/13 Trap, and AXOKINE; approximately 20-25% of our expenditures for 2004 will be applied to our basic research activities and the continued development of our novel technology platforms; and the remainder of our expenditures for 2004 will be used for capital expenditures and general corporate purposes, including working capital. In connection with our funding requirements, there has been no significant change in our contractual obligations for leases and long-term debt since December 31, 2003 except with regard to our loan payable to Novartis, which was forgiven in March 2004 (as described above). In addition in January 2004, we amended our Tarrytown, New York lease and exercised our option to extend the lease for certain parts of the leased space through December 2009. The effect of this extension was to increase our operating lease obligations to a total of $16.1 million for the years 2005 to 2007 and a total of $3.5 million for the years 2008 and 2009. The amended Tarrytown lease contains renewal options for certain parts of the leased space through December 2014.

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

     We believe that our existing capital resources will enable us to meet operating needs through at least the end of 2006 and expect to end 2004 with a cash balance of $325 to $350 million. However, this is a forward-looking statement based on our current operating plan, and there may be a change in projected revenues or expenses that would lead to our capital being consumed significantly before such time. If there is insufficient capital to fund all of our planned operations and activities, we believe we would prioritize available capital to fund preclinical and clinical development of our product candidates. We have no off-balance sheet arrangements and do not guarantee the obligations of any other entity. As of September 30, 2004, we had no established banking arrangements through which we could obtain short-term financing or a line of credit. In the event we need additional financing for the operation of our business, we will consider collaborative arrangements and additional public or private financing, including additional equity financing. Factors influencing the availability of additional financing include our progress in product development, investor perception of our prospects, and the general condition of the financial markets. We may not be able to secure the necessary funding through new collaborative arrangements or additional public or private offerings. If we cannot raise adequate funds to satisfy our capital requirements, we may have to delay, scale-back, or eliminate certain of our research and development activities or future operations. This could harm our business.

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

     From inception on January 8, 1988 through September 30, 2004, we had a cumulative loss of $492.6 million. If we continue to incur operating losses and fail to become a profitable company, we may be unable to continue our operations. We have no products that are available for sale and do not know when we will have products available for sale, if ever. In the absence of revenue from the sale of products or other sources, the amount, timing, nature, or source of which cannot be predicted, our losses will continue as we conduct our research and development activities. We currently receive contract manufacturing revenue from our agreement with Merck and contract research and development revenue from our agreements with Procter & Gamble and Serono. All three of these agreements are scheduled to expire, unless extended by mutual agreement, before the end of 2005. We can provide no assurance that all or any of these agreements will be extended. Failure to extend those agreements may negatively impact our business, financial condition, or results of operations.

We will need additional funding in the future, which may not be available to us, and which may force us to delay, reduce, or eliminate our product development programs or commercialization efforts.

     We will need to expend substantial resources for research and development, including costs associated with clinical testing of our product candidates. We believe our existing capital resources will enable us to meet operating needs through at least the end of 2006; however, our projected revenue may decrease or our expenses may increase and that would lead to our capital being consumed significantly before such time. We will likely require additional financing in the future and we may not be able to raise such additional funds. If we are able to obtain additional financing through the sale of equity or convertible debt securities, such sales may be dilutive to our shareholders. Debt financing arrangements may require us to pledge certain assets or enter into covenants that would restrict certain business activities or our ability to incur further indebtedness and may contain other terms that are not favorable to our shareholders. If we are unable to raise sufficient funds to complete the development of our product candidates, we may face delay, reduction, or elimination of our research and development programs or preclinical or clinical trials, in which case our business, financial condition, or results of operations may be materially harmed.

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

     We must conduct extensive testing of our product candidates before we can obtain regulatory approval to market and sell them. We need to conduct both preclinical animal testing and human clinical trials. Conducting these trials is a lengthy, time-consuming, and expensive process. These tests and trials may not achieve favorable results for many reasons, including, among others, failure of the product candidate to demonstrate safety or efficacy, the development of serious or life-threatening adverse events (or side effects) caused by or connected with exposure to the product candidate, difficulty in enrolling and maintaining subjects in the clinical trial, lack of sufficient supplies of the product candidate, and the failure of clinical investigators, trial monitors and other consultants, or trial subjects to comply with the trial plan or protocol. A clinical trial may also fail because it did not include a sufficient number of patients to detect the endpoint being measured or reach statistical significance. For example, the trials studying the maintenance of weight loss following short-term treatment regimens with AXOKINE did not enroll a sufficient number of patients to detect statistically significant differences between patients treated with AXOKINE and those taking placebo. These trials were designed before we had access to the data from the completed pivotal phase 3 AXOKINE trial, which demonstrated that the magnitude of the average difference in weight loss observed between all AXOKINE-treated subjects and those taking placebo was small.

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

     Genentech and Eyetech are developing VEGF inhibiting molecules for certain diseases of the eye that will be delivered by direct administration to the eye. We plan to study the VEGF Trap for the potential treatment of certain diseases of the eye through intravitreal injections in the eye and are conducting trials of the VEGF Trap utilizing systemic administration through intravenous infusions or subcutaneous injections. Although we believe that there are potential clinical advantages to systemic administration over injections directly in the eye (including patient comfort and acceptance), there are unique potential risks to patients associated with the systemic blockade of VEGF by intravenous infusions or subcutaneous injections that could limit or end the VEGF Trap development program. These risks, based on the clinical and preclinical experience of systemically delivered VEGF inhibitors, include bleeding, hypertension, and proteinuria. Certain of these serious side effects and other serious side effects have been reported in our VEGF Trap studies. In addition, patients given infusions of any protein, including the VEGF Trap, may develop severe hypersensitivity reactions, referred to as infusion reactions. There may be additional complications or side effects that could harm the development of the VEGF Trap for either the treatment of cancer or diseases of the eye.

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

     In October 2003, we reported results from the first phase 2 trial of our IL-1 Trap. While patients treated with the highest dose, 100 milligrams of the IL-1 Trap once a week, exhibited improvements in the primary endpoint of the trial, the proportion of ACR 20 responses versus placebo, the results did not achieve statistical significance. We plan to conduct a phase 2b study of the IL-1 Trap in a larger patient population, testing higher doses than were tested in the previous phase 2 trial for a longer period of time. We plan to study higher doses of the IL-1 Trap through subcutaneous injections and intravenous delivery. However, higher doses may not lead to better results than were demonstrated in the previous phase 2 trial. In addition, safety or tolerability concerns may arise which limit our ability to deliver higher doses of the IL-1 Trap to patients. The dose levels that will be tested are substantially higher than the dose levels of other biological therapeutics currently approved for the treatment of rheumatoid arthritis. Either approach may affect the safety and/or tolerability of the IL-1 Trap, which may limit its commercial potential if the product candidate is ever approved for marketing and sale.

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

     Sanofi-Synthelabo recently acquired Aventis, forming the sanofi-aventis Group. At present, it is unclear what impact, if any, this business combination will have on the VEGF Trap collaboration, including the possibility of a termination of the collaboration agreement and a delay in, or disruption to, the VEGF Trap development program.

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

     Also, certain of the raw materials required in the manufacturing and the formulation of our clinical candidates may be derived from biological sources, including mammalian tissues, bovine serum and human serum albumin. There are certain European regulatory restrictions on using these biological source materials. If we are required to substitute these sources to comply with

European regulatory requirements, our clinical development activities may be delayed or interrupted.

Risks Related to Commercialization of Products

If we are unable to establish sales, marketing, and distribution capabilities, or enter into agreements with third parties to do so, we will be unable to successfully market and sell future products.

     We have no sales or distribution personnel or capabilities and have only a small staff with marketing capabilities. If we are unable to obtain those capabilities, either by developing our own organizations or entering into agreements with service providers, we will not be able to successfully sell any products that we may bring to market in the future. In that event, we will not be able to generate significant revenue, even if our product candidates are approved. We cannot guarantee that we will be able to hire the qualified sales and marketing personnel we need or that we will be able to enter into marketing, or distribution agreements with third-party providers on acceptable terms, if at all. Under the terms of the agreement, we currently rely on Aventis for sales, marketing, and distribution of the VEGF Trap, should it be approved in the future for marketing by regulatory authorities. We will have to rely on a third party or devote significant resources to develop our own sales, marketing and distribution capabilities for our other product candidates and we may be unsuccessful in developing our own sales, marketing, and distribution organization.

We may be unable to formulate or manufacture our product candidates in a way that is suitable for clinical or commercial use.

     Changes in product formulations and manufacturing processes may be required as product candidates progress in clinical development and are ultimately commercialized. If we are unable to develop suitable product formulations or manufacturing processes to support large scale clinical testing of our product candidates, including VEGF Trap, IL-1 Trap, IL-4/13 Trap and AXOKINE, we may be unable to supply necessary materials for our clinical trials, which would delay the development of our product candidates. Similarly, if we are unable to supply sufficient quantities of product or develop product formulations suitable for commercial use, we will not be able to successfully commercialize our product candidates. For example, we are in the process of developing formulations that would allow delivery of higher doses of the IL-1 Trap to test in clinical trials. The dose levels that will be tested are substantially higher than the dose levels of other biological therapeutics currently approved for treatment of rheumatoid arthritis. Separate new formulations will be used for subcutaneous and intravenous administration of the higher dose therapeutic. If we are unable to develop or manufacture such a higher dose formulation that can be produced in a cost-effective manner, potential future IL-1 Trap sales and profitability may be limited.

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

     The markets for both rheumatoid arthritis and asthma are both very competitive. Several highly successful medicines are available for these diseases. Examples include the TNF-antagonists Enbrel® (a registered trademark of Amgen), Remicade® (a registered trademark of Centocor), and Humira® (a registered trademark of Abbott) for rheumatoid arthritis, and the leukotriene-modifier Singulair® (a registered trademark of Merck), as well as various inexpensive corticosteroid medicines for asthma. The availability of highly effective FDA approved TNF-antagonists makes it more difficult to successfully develop the IL-1 Trap for the treatment of rheumatoid arthritis, since it will be difficult to enroll patients with rheumatoid arthritis to participate in clinical trials of the IL-1 Trap. This may delay or impair our ability to successfully develop the drug candidate. In addition, even if the IL-1 Trap is ever approved for sale, it will be difficult for our drug to compete against these FDA approved TNF-antagonists because doctors and patients will have significant experience using these effective medicines. Moreover, these approved therapeutics may offer competitive advantages over the IL-1 Trap, such as requiring fewer injections. In addition, there are both small molecules and antibodies in development by third parties that are designed to block the synthesis of interleukin-1 or inhibit the signaling of interleukin-1. These drug candidates could offer competitive advantages over the IL-1 Trap. The successful development of these competing molecules could delay or impair our ability to successfully develop and commercialize the IL-1 Trap.

     There is also substantial competition in the discovery and development of treatments for obesity, as well as established, cost-effective, and emerging surgical, prescription, and over-the-counter treatments for the disease that may offer competitive advantages over AXOKINE. AXOKINE is available only in injectable form, while the currently available marketed medicines for the treatment of obesity, and a late-stage product candidate in development by sanofi-aventis Group, are delivered in pill form, which is generally favored over injectable medicines. Therefore, even if AXOKINE is approved for sale, the fact that it must be delivered by injection may severely limit its market acceptance among patients and physicians.

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

     Our commercial success depends significantly on our ability to operate without infringing the patents and other proprietary rights of third parties. Other parties may allege to have blocking patents to our Trap products in clinical development, either because they claim to hold proprietary rights to fusion proteins or proprietary rights to components of the Trap or the way it is manufactured. We are aware of certain United States and foreign patents relating to particular IL-4 and IL-13 receptors. Our IL-4/13 Trap includes portions of the IL-4 and IL-13 receptors. In addition, we are aware of a broad patent held by Genentech relating to proteins fused to certain immunoglobulin domains. Our Trap product candidates include proteins fused to immunoglobulin domains. Although we do not believe that we are infringing valid and enforceable third party patents, the holders of these patents may sue us for infringement and a court may find that we are infringing one or more validly issued patents, which may materially harm our business.

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

     A number of our shareholders own a substantial amount of our Common Stock. If our significant shareholders or we sell substantial amounts of our Common Stock in the public market, the market price of our Common Stock could fall. Sales by our significant shareholders, including Aventis, and Novartis, also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deemed appropriate.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

     Our earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from our investment of available cash balances in investment grade corporate and U.S. government securities. We do not believe we are materially exposed to changes in interest rates. Under our current policies we do not use interest rate derivative instruments to manage exposure to interest rate changes. We estimate that a one percent change in interest rates would have resulted in an approximately $1.8 million and $1.4 million change in the fair market value of our investment portfolio at September 30, 2004 and December 31, 2003, respectively. The increase is due primarily to the longer duration of our investment portfolio as of September 30, 2004 in comparison to December 31, 2003.

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

     In order to achieve compliance with Section 404 of the Sarbanes-Oxley Act of 2002, we have been engaged in a process to document and evaluate our internal control over financial reporting. In this regard, under the review and approval of the Audit Committee, management has dedicated internal resources and engaged outside consultants to adopt a work plan to (i) assess the adequacy of our internal control over financial reporting, (ii) take steps to improve control processes, where appropriate, and (iii) validate through testing that controls are functioning as documented. During the third quarter of 2004, we implemented and tested many new procedures and controls. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission. Any such action could adversely affect our financial results and the market price of our Common Stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     On August 19, 2004, we repurchased and subsequently retired 109,450 shares of our Common Stock held by Merck that were issued to Merck in August 2003 in connection with a patent license agreement. The shares were acquired for a purchase price of $0.9 million (or $8.12 per share) based on the fair market value of the shares on August 19, 2004.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit
Number	Description
3.1	(a)	-	Restated Certificate of Incorporation of Regeneron Pharmaceuticals, Inc., dated as of June 21, 1991.

3.2	(b)	-	Certificate of Amendment of the Restated Certificate of Incorporation of Regeneron Pharmaceuticals, Inc., dated as of October 18, 1996.

3.3	(c)	-	Certificate of Amendment of the Certificate of Incorporation of Regeneron Pharmaceuticals, Inc., dated as of December 17, 2001.

3.4	(d)	-	By-Laws of the Company, currently in effect (amended as of January 22, 1995).

Exhibit
Number	Description
31	-	Certification of CEO and CFO pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934.

32	-	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.

     Description:

(a)	Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc. for the quarter ended June 30, 1991, filed August 13, 1991.

(b)	Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc. for the quarter ended September 30, 1996, filed November 5, 1996.

(c)	Incorporated by reference from the Form 10-K for Regeneron Pharmaceuticals, Inc. for the fiscal year ended December 31, 2001, filed March 22, 2002.

(d)	Incorporated by reference from the Form 10-K for Regeneron Pharmaceuticals, Inc. for the fiscal year ended December 31, 1994, filed March 30, 1995.

(b)	Reports

Form 8-K, filed October 28, 2004: On October 28, 2004, we issued a press release announcing our third quarter 2004 financial and operating results.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Regeneron Pharmaceuticals, Inc.

Date: November 8, 2004	By:	/s/ Murray A. Goldberg

Murray A. Goldberg
Senior Vice President, Finance & Administration, Chief Financial Officer, Treasurer, and Assistant Secretary