Form 10-K/A
period 2003-12-31
REGENERON PHARMACEUTICALS INC
filed 2004-12-14
CIK 872589

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 2

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

(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.     ☐

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

DOCUMENTS INCORPORATED BY REFERENCE:

      The Registrant’s definitive proxy statement filed in connection with solicitation of proxies for its 2004 Annual Meeting of Shareholders is incorporated by reference into Part III of this Form 10-K/A. Exhibit index is located on pages 40 to 42 of this filing.

EXPLANATORY NOTE:

      This Amendment No. 2 on Form 10-K/A (“Amendment No. 2”) to the Annual Report on Form 10-K of Regeneron Pharmaceuticals, Inc. for the fiscal year ended December 31, 2003, as previously amended by Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) filed on March 19, 2004, is being filed to (i) include the audited financial statements of Amgen-Regeneron Partners, an entity which is 50% owned by Regeneron, as of and for the year ended December 31, 2001 and the accompanying audit report of Ernst & Young LLP, independent auditors and (ii) include as Exhibit 23.2 a consent of Ernst & Young LLP. In addition, the audit report of PricewaterhouseCoopers LLP, an independent registered public accounting firm, on page F-2 has been updated to include new descriptive language required under standards adopted by the Public Company Accounting Oversight Board since Amendment No. 1 was filed. In all other respects, the text of this Amendment No. 2, including the financial statements filed as part of this report, remains unchanged from Amendment No. 1.

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

      3.     Exhibits

Exhibit
Number		Description

3.1		(a)	—	Restated Certificate of Incorporation of Regeneron Pharmaceuticals, Inc. as of June 21, 1991.
3.2		(b)	—	By-Laws of the Company, currently in effect (amended as of January 22, 1995).
10.1		(c)	—	Certificate of Amendment of the Restated Certificate of Incorporation of Regeneron Pharmaceuticals, Inc., as of October 18, 1996.
10.2		(d)	—	Certificate of Amendment of the Certificate of Incorporation of Regeneron Pharmaceuticals, Inc., as of December 17, 2001.
10.3		(e)*	—	Technology Development Agreement dated as of March 20, 1989, between the Company and Sumitomo Chemical Company, Limited.
10.4		(e)*	—	Collaboration Agreement dated August 31, 1990, between the Company and Amgen Inc.
10.5		(e)	—	1990 Amended and Restated Long-Term Incentive Plan.
10.6		(d)	—	2000 Long-Term Incentive Plan.
10.6.	1	(n)	—	Amendment No. 1 to 2000 Long-Term Incentive Plan, effective as of June 14, 2002.
10.6.	2	(n)	—	Amendment No. 2 to 2000 Long-Term Incentive Plan, effective as of December 20, 2002.
10. 7		(f)*	—	Research and Development Agreement dated as of June 2, 1994, between the Company and Sumitomo Pharmaceuticals Company, Ltd.
10.8		(g)*	—	Manufacturing Agreement dated as of September 18, 1995, between the Company and Merck & Co., Inc.
10.9		(h)	—	Warrant Agreement dated as of April 15, 1996, between the Company and Amgen Inc.
10.10		(h)	—	Registration Rights Agreement dated as of April 15, 1996, between the Company and Amgen Inc.
10.11		(i)	—	Rights Agreement, dated as of September 20, 1996, between Regeneron Pharmaceuticals, Inc. and Chase Mellon Shareholder Services LLC, as Rights Agent, including the form of Rights Certificate as Exhibit B thereto.
10.12		(j)	—	Stock Purchase Agreement dated as of December 11, 1996, between the Company and Procter & Gamble Pharmaceuticals, Inc.
10.13		(j)	—	Registration Rights Agreement dated as of December 11, 1996, between the Company and Procter & Gamble Pharmaceuticals, Inc.
10.14		(k)	—	Securities Purchase Agreement dated as of May 13, 1997, between the Company and The Procter & Gamble Company.
10.15		(k)	—	Warrant Agreement dated as of May 13, 1997, between the Company and The Procter & Gamble Company.
10.16		(k)	—	Registration Rights Agreement, dated as of May 13, 1997, between the Company and The Procter & Gamble Company.

Exhibit
Number	Description

10.17	(n)	—	Employment Agreement, dated as of December 20, 2002, between the Company and Leonard S. Schleifer, M.D., Ph.D.
10.18	(l)	—	Indenture, dated as of October 17, 2001, between Regeneron Pharmaceuticals, Inc. and American Stock Transfer & Trust Company, as trustee.
10.19	(l)	—	Pledge Agreement, dated as of October 17, 2001, between Regeneron Pharmaceuticals, Inc. and American Stock Transfer & Trust Company, as trustee.
10.20	(l)	—	Registration Rights Agreement, dated as of October 17, 2001, among Regeneron Pharmaceuticals, Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Robertson Stephens, Inc.
10.21	(m)*	—	Focused Collaboration Agreement, dated as of December 31, 2000, by and between the Company and The Procter & Gamble Company.
10.22	(m)*	—	IL-1 License Agreement, dated June 26, 2002, by and among the Company, Immunex Corporation, and Amgen Inc.
10.23	(o)*	—	Collaboration, License and Option Agreement, dated as of March 28, 2003, by and between Novartis Pharma AG, Novartis Pharmaceuticals Corporation, and the Company.
10.24	(o)*	—	Stock Purchase Agreement, dates as of March 28, 2003, by and between Novartis Pharma AG and the Company.
10.25	(o)	—	Registration Rights Agreement, dates as of March 28, 2003, by and between Novartis Pharma AG and the Company.
10.26	(p)*	—	Collaboration Agreement, dates as of September 5, 2003, by and between Aventis Pharmaceuticals Inc. and Regeneron Pharmaceuticals, Inc.
10.27	(p)	—	Stock Purchase Agreement, dates as of September 5, 2003, by and between Aventis Pharmaceuticals Inc. and Regeneron Pharmaceuticals, Inc.
10.28	(p)*	—	Non-Exclusive Patent License Agreement, effective as of August 18, 2003, by and between Merck & Co., Inc. and Regeneron Pharmaceuticals, Inc.
18.1	(p)	—	Independent Accountant’s Preferability Letter Regarding a Change in Accounting Principle.
23.1		—	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
23.2		—	Consent of Ernst & Young LLP, Independent Auditors.
31		—	Certification of CEO and CFO pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934.
32		—	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.

Description:

(a)	Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc. for the quarter ended June 30, 1991, filed August 13, 1991.

(b)	Incorporated by reference from the Form 10-K for Regeneron Pharmaceuticals, Inc. for the fiscal year ended December 31, 1994, filed March 30, 1995.

(c)	Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc. for the quarter ended September 30, 1996, filed November 5, 1996.

(d)	Incorporated by reference from the Form 10-K for Regeneron Pharmaceuticals, Inc. for the fiscal year ended December 31, 2001, filed March 22, 2002.

(e)	Incorporated by reference from the Company’s registration statement on Form S-1 (file number 33-39043).

(f)	Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc. for the quarter ended September 30, 1994, filed November 14, 1994.

(g)	Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc. for the quarter ended September 30, 1995, filed November 14, 1995.

(h)	Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc. for the quarter ended June 30, 1996, filed August 14, 1996.

(i)	Incorporated by reference from the Form 8-A for Regeneron Pharmaceuticals, Inc. filed October 15, 1996.

(j)	Incorporated by reference from the Form 10-K for Regeneron Pharmaceuticals, Inc. for the fiscal year ended December 31, 1996, filed March 26, 1997.

(k)	Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc. for the quarter ended June 30, 1997, filed August 12, 1997.

(l)	Incorporated by reference from the Company’s registration statement on Form S-3 (file number 333-74464).

(m)	Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc. for the quarter ended June 30, 2002, filed August 13, 2002.

(n)	Incorporated by reference from the Form 10-K for Regeneron Pharmaceuticals, Inc. for the fiscal year ended December 31, 2002, filed March 31, 2003.

(o)	Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc. for the quarter ended March 31, 2003, filed May 15, 2003.

(p)	Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc. for the quarter ended September 30, 2003, filed November 11, 2003.

*	Portions of this document have been omitted and filed separately with the Commission pursuant to requests for confidential treatment pursuant to Rule 24b-2.

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

REGENERON PHARMACEUTICALS, INC.

By:	/s/ LEONARD S. SCHLEIFER

Leonard S. Schleifer, M.D., Ph.D.
President and Chief Executive Officer

Dated:	New York, New York December 14, 2004

Signature	Title

/s/ LEONARD S. SCHLEIFER, Leonard S. Schleifer, M.D., Ph.D.	President, Chief Executive Officer, and Director (Principal Executive Officer)

* Murray A. Goldberg	Senior Vice President, Finance & Administration, Chief Financial Officer, Treasurer, and Assistant Secretary (Principal Financial Officer)

* Douglas S. McCorkle	Controller and Assistant Treasurer (Principal Accounting Officer)

* George D. Yancopoulos, M.D., Ph.D.	Executive Vice President, Chief Scientific Officer, President, Regeneron Research Laboratories, and Director

* P. Roy Vagelos, M.D.	Chairman of the Board

* Charles A. Baker	Director

* Michael S. Brown, M.D.	Director

* Alfred G. Gilman, M.D., Ph.D.	Director

* Joseph L. Goldstein, M.D.	Director

* Arthur F. Ryan	Director

* Eric M. Shooter, Ph.D.	Director

* George L. Sing	Director

By:	/s/ LEONARD S. SCHLEIFER, M.D., PH.D.

     Leonard S. Schleifer, M.D., Ph.D.
Attorney-In-Fact

REGENERON PHARMACEUTICALS, INC.

INDEX TO FINANCIAL STATEMENTS

Page
Numbers

REGENERON PHARMACEUTICALS, INC.
Report of Independent Registered Public Accounting Firm	F- 2
Balance Sheets at December 31, 2003 and 2002	F- 3
Statements of Operations for the years ended December 31, 2003, 2002, and 2001	F- 4
Statements of Stockholders’ Equity for the years ended December 31, 2003, 2002, and 2001	F- 5
Statements of Cash Flows for the years ended December 31, 2003, 2002, and 2001	F- 7
Notes to Financial Statements	F-8 to F- 33
AMGEN-REGENERON PARTNERS
Report of Ernst & Young LLP, Independent Auditors	F- 34
Balance Sheet at December 31, 2001	F- 35
Statement of Operations for the year ended December 31, 2001	F- 36
Statement of Changes in Partners’ Capital (Deficit) for the year ended December 31, 2001	F- 37
Statement of Cash Flows for the year ended December 31, 2001	F- 38
Notes to Financial Statements	F-39 to F- 40

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Regeneron Pharmaceuticals, Inc.:

      In our opinion, based upon our audits and the report of other auditors, the accompanying balance sheets and the related statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Regeneron Pharmaceuticals, Inc. (the “Company”) at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Amgen-Regeneron Partners (the “Partnership”), an entity which is fifty percent owned by the Company, for the year ended December 31, 2001. The Company’s investment in the Partnership is accounted for in accordance with the equity method of accounting. For the year ended December 31, 2001, the Company recorded its pro rata share of the Partnership’s net loss of approximately $1.0 million. The Partnership’s financial statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for the Partnership, is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for the opinion expressed above.

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

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Partners

Amgen-Regeneron Partners

      We have audited the accompanying balance sheet of Amgen-Regeneron Partners, a Delaware general partnership as of December 31, 2001 and the related statements of operations, changes in partners’ capital (deficit), and cash flows for year ended December 31, 2001. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amgen-Regeneron Partners at December 31, 2001, and the results of its operations and its cash flows for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

Los Angeles, California

February 4, 2002

AMGEN-REGENERON PARTNERS

BALANCE SHEET

December 31, 2001
(In thousands)

ASSETS
Total current assets — cash and cash equivalents	$2,610

LIABILITIES AND PARTNERS’ CAPITAL
Total current liabilities — accounts payable and accrued expenses due to partners	$768

Partners’ capital:
Amgen	921
Regeneron	921

Total partners’ capital	1,842

Total liabilities and partners’ capital	$2,610

                                   See accompanying notes.

AMGEN-REGENERON PARTNERS

STATEMENT OF OPERATIONS

Year Ended December 31, 2001
(In thousands)

Interest income	$169

Total income	169

Expenses:
Research and development performed by partners	2,094
General and administrative	78

Total expenses	2,172

Net loss	$(2,003)

See accompanying notes.

AMGEN-REGENERON PARTNERS

STATEMENT OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Year Ended December 31, 2001

	Amgen	Regeneron

	(In thousands)
Balance at December 31, 2000	$267	$267
Capital contributions	1,655	1,656
Net loss	(1,001)	(1,002)

Balance at December 31, 2001	$921	$921

See accompanying notes.

AMGEN-REGENERON PARTNERS

STATEMENT OF CASH FLOWS

Year Ended December 31, 2001
(In thousands)

Cash flows from operating activities:
Net loss	$(2,003)
Decrease in accounts payable and accrued expenses	(3,867)

Net cash used in operating activities	(5,870)
Cash flows from financing activities — capital contributions	3,311

Decrease in cash and cash equivalents	(2,559)
Cash and cash equivalents at beginning of year	5,169

Cash and cash equivalents at end of year	$2,610

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

      The Partnership has conducted clinical trials of the Products in the past. Following a review of available clinical trial data, the Partnership discontinued the development of BDNF for the treatment of amyotrophic lateral sclerosis (ALS) in January 2001. There are no ongoing development activities for NT-3 at this time.

Cash Equivalents

      The Partnership considers only those investments which are highly liquid, readily convertible to cash and which mature within three months of the date of purchase as cash equivalents. At December 31, 2001, cash and cash equivalents consisted of a single interest bearing money market account.

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

AMGEN-REGENERON PARTNERS

NOTES TO FINANCIAL STATEMENTS —  (Continued)

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

      Pursuant to the terms of the Collaboration Agreement, and subject to the approval by both parties, Amgen and Regeneron can conduct certain research and development activities on behalf of the Partnership, including contracting with third parties to conduct clinical trials. Amgen also provides on behalf of the Partnership certain quantities of materials, primarily for clinical testing. Amgen and Regeneron are paid for such services and materials at amounts approved by the Committee. During the year ended December 31, 2001, the Partnership incurred expenses (including accrued expenses) of $866,000 from Amgen and $1,228,000 from Regeneron for such services and materials. These amounts are included in research and development expense in the accompanying statements of operations. In addition, certain other costs associated with the development of the Products have been incurred by the partners but not charged to the Partnership or reflected in the accompanying financial statements as the related development activities are not billable to the Partnership under the terms of the Collaboration Agreement. At December 31, 2001, accounts payable and accrued expenses due to partners was composed of $143,000 of accounts payable and $378,000 of accrued clinical costs due to Amgen and $170,000 of accounts payable and $77,000 of accrued clinical costs due to Regeneron.