Form 10-K
period 2004-12-31
REGENERON PHARMACEUTICALS INC
filed 2005-03-11
CIK 872589

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐
      The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2004, was $398,715,000.
      Indicate the number of shares outstanding of each of Registrant’s classes of common stock as of February 28, 2005:

Class of Common Stock	Number of Shares

Class A Stock, $.001 par value	2,358,373
Common Stock, $.001 par value	53,763,234
DOCUMENTS INCORPORATED BY REFERENCE:
      Specified portions of the Registrant’s definitive proxy statement to be filed in connection with solicitation of proxies for its 2005 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K. Exhibit index is located on pages 44 to 47 of this filing.

PART I

Item 1.	Business
      This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties relating to future events and the future financial performance of Regeneron Pharmaceuticals, Inc., and actual events or results may differ materially. These statements concern, among other things, the possible success and therapeutic applications of our product candidates and research programs, the timing and nature of the clinical and research programs now underway or planned, and the future sources and uses of capital and our financial needs. These statements are made by us based on management’s current beliefs and judgment. In evaluating such statements, stockholders and potential investors should specifically consider the various factors identified under the caption “Risk Factors” which could cause actual events or results to differ materially from those indicated by such forward-looking statements. We do not undertake any obligation to update publicly any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law.
General
      Regeneron Pharmaceuticals, Inc. is a biopharmaceutical company that discovers, develops, and intends to commercialize pharmaceutical products for the treatment of serious medical conditions. Our clinical and preclinical pipeline includes product candidates for the treatment of cancer, diseases of the eye, rheumatoid arthritis and other inflammatory conditions, allergies, asthma, and other diseases and disorders. Developing and commercializing new medicines entails significant risk and expense. Since inception we have not generated any sales or profits from the commercialization of any of our product candidates.
      Our core business strategy is to combine our strong foundation in basic scientific research and discovery-enabling technology with our manufacturing and clinical development capabilities to build a successful, integrated biopharmaceutical company. Our efforts have yielded a diverse pipeline of product candidates that we believe has the potential to address a variety of serious medical conditions. We believe that our ability to develop product candidates is enhanced by the application of our technology platforms. These platforms are designed to discover specific genes of therapeutic interest for a particular disease or cell type and validate targets through high-throughput production of mammalian models. We continue to invest in the development of enabling technologies to assist in our efforts to identify, develop, and commercialize new product candidates.
      Here is a summary of the clinical status of our clinical candidates as of December 31, 2004:

•	VEGF TRAP — Oncology: Protein-based product candidate designed to bind Vascular Endothelial Growth Factor (called VEGF, also known as Vascular Permeability Factor or VPF) and the related Placental Growth Factor (called PlGF), and prevent their interaction with cell surface receptors. VEGF (and to a less validated degree, PlGF) is required for the growth of new blood vessels that are needed for tumors to grow and is a potent regulator of vascular permeability and leakage. In 2001, we initiated a dose-escalation phase 1 clinical trial designed to assess the safety and tolerability of the VEGF Trap in subjects with advanced solid tumor malignancies. The preliminary results of this study were announced at the annual meeting of the American Society of Clinical Oncology (ASCO) in June 2004 and we updated these results in a poster session at the 16th Annual EORTC-NCI-AACR Symposium on Molecular Targets and Cancer Therapeutics in September 2004. The phase 1 trial was an open label, dose-escalation study conducted at three sites in the United States. The study enrolled and treated 38 patients with incurable, relapsed, or refractory solid tumors with subcutaneous injections of VEGF Trap. In total, the trial enrolled patients with 15 different types of cancer. Preliminary results of this study indicated that:

•	the VEGF Trap was generally well-tolerated at the dose levels studied, and

•	circulating levels of the VEGF Trap at the highest dose (1.6 milligrams per kilogram of body weight (mg/kg) per week) were consistent with levels observed to be effective in preclinical models.

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

We and the sanofi-aventis Group plan to initiate multiple clinical studies in 2005 to evaluate the VEGF Trap as a single-agent and in combination with other therapies in various cancer indications. During the third quarter of 2004, the U.S. Food and Drug Administration (FDA) granted Fast Track designation to the VEGF Trap for a specific niche cancer indication. As a result of the FDA’s decision, we and sanofi–aventis plan to initiate a clinical trial in that indication in 2005.

In September 2003, we entered into a collaboration agreement with Aventis Pharmaceuticals, Inc. (now part of the sanofi-aventis Group) to jointly develop and commercialize the VEGF Trap throughout the world with the exception of Japan, where product rights remain with us. Under the collaboration agreement, as amended in January 2005, we and sanofi-aventis will share co-promotion rights and profits on sales, if any, of the VEGF Trap for disease indications included in our collaboration. In December 2004, we earned a $25.0 million payment from sanofi-aventis, which was received in January 2005, upon the achievement of an early-stage clinical milestone. We may also receive up to $360.0 million in additional milestone payments upon receipt of specified marketing approvals for up to eight VEGF Trap indications in Europe or the United States.

Under the collaboration agreement, agreed upon development expenses incurred by both companies during the term of the agreement will be funded by sanofi-aventis. If the collaboration becomes profitable, we will reimburse sanofi-aventis for 50% of the VEGF Trap development expenses in accordance with a formula based on the amount of development expenses and our share of the collaboration profits, or at a faster rate at our option.

•	VEGF TRAP — Eye Diseases: VEGF both stimulates angiogenesis and increases vascular permeability. It has been shown in preclinical studies to be a major pathogenic factor in diabetic retinopathy, diabetic macular edema, and age-related macular degeneration, and is believed to be involved in other medical problems affecting the eyes. In January 2005, we and sanofi-aventis amended our collaboration agreement to exclude rights to develop and commercialize the VEGF Trap for eye diseases through local delivery systems. We now have the exclusive right to develop and commercialize the VEGF Trap for eye diseases through local administration to the eye and plan to initiate a clinical trial of the VEGF Trap delivered through intravitreal injection in mid-2005. While use of the VEGF Trap for eye diseases using systemic delivery remains part of our collaboration with sanofi-aventis, we and sanofi-aventis do not currently intend to pursue further clinical development using systemic delivery of VEGF Trap for eye diseases. Two phase 1 clinical trials of the VEGF Trap delivered systemically for the potential treatment of eye diseases were completed in 2004. We expect to discuss the results from these trials at scientific conferences in 2005.

•	INTERLEUKIN-1 TRAP (IL-1 Trap): Protein-based product candidate designed to bind the interleukin-1 (called IL-1) cytokine and prevent its interaction with cell surface receptors. IL-1 may play an important role in a number of rheumatological and other diseases and disorders, including diseases associated with inflammation in blood vessels.

In October 2003, we announced that the IL-1 Trap demonstrated evidence of clinical activity and safety in patients with rheumatoid arthritis in a phase 2 dose-ranging study in approximately 200 patients. Patients treated with the highest dose, 100 milligrams of the IL-1 Trap, exhibited non-statistically significant improvements in the proportion of American College of Rheumatology (ACR) 20 responses versus placebo, the primary endpoint of the trial. Patients treated with the IL-1 Trap also exhibited improvements in secondary endpoints of the trial. Patients in this trial experienced statistically significant reductions in c-reactive protein (CRP) levels, and the improvements in CRP levels demonstrated a clear dose response to the IL-1 Trap. The IL-1 Trap was generally well tolerated and no serious drug-related adverse events were reported.

In mid-2005, we plan to further evaluate the safety and efficacy of the IL-1 Trap in rheumatoid arthritis in a double-blind, placebo-controlled, multi-center trial. This trial will be conducted in a larger patient population, testing higher doses of IL-1 Trap for a longer period of time than the phase 2 trial completed in 2003. We expect to evaluate doses of 160 milligrams and 320 milligrams of IL-1 Trap delivered subcutaneously once a week. Additional trials of the IL-1 Trap will be required to support an application seeking approval to market the IL-1 Trap in rheumatoid arthritis.

In the fourth quarter of 2004, we initiated a pilot study of the IL-1 Trap in patients with CIAS1-Associated Periodic Syndrome (CAPS), a spectrum of rare diseases associated with mutations in the CIAS1 gene. IL-1 appears to play a significant role in these diseases. In December 2004, the FDA granted orphan drug status to the IL-1 Trap for the treatment of these diseases. We expect to commence an additional trial for this indication in 2005.

We believe blocking IL-1 could be useful in many potential indications where inflammation plays a role. Examples include such indications as osteoarthritis, certain rare genetic diseases, Still’s disease, cardiovascular diseases, and many others. In 2005, we plan to initiate several proof-of-concept studies to identify where the IL-1 Trap demonstrates evidence of efficacy and safety.

•	INTERLEUKIN-4/INTERLEUKIN-13 TRAP (IL-4/13 Trap): Protein-based product candidate designed to bind both the interleukin-4 and interleukin-13 (called IL-4 and IL-13) cytokines and prevent their interaction with cell surface receptors. Based on preclinical data, IL-4 and IL-13 are thought to play a major role in diseases such as asthma, allergic disorders, and other inflammatory diseases. At a scientific conference during the second quarter of 2004, we presented the results of a placebo-controlled, double-blind, dose escalation phase 1 trial of the IL-4/13 Trap using subcutaneous injections in adult subjects with mild to moderate asthma. The IL-4/13 Trap was generally safe and well tolerated at the doses tested. We plan to initiate a phase 2 trial in 2005 to evaluate the safety and potential efficacy of the IL-4/13 Trap in asthma or allergy indications.
Our Areas of Focus

Anti-Angiogenesis/Angiogenesis in Cancer, Eye Disease, and Other Settings: VEGF Trap and the Angiopoietins
      Research. A plentiful blood supply is required to nourish every tissue and organ of the body. Diseases such as diabetes and atherosclerosis wreak their havoc, in part, by destroying blood vessels (arteries, veins, and capillaries) and compromising blood flow. Decreases in blood flow (known as ischemia) can result in non-healing skin ulcers and gangrene, painful limbs that cannot tolerate exercise, loss of vision, and heart attacks. In other cases, disease processes can damage blood vessels by breaking down vessel walls, resulting in defective and leaky vessels. Leaking vessels can lead to swelling and edema, as occurs in brain tumors following ischemic stroke, in diabetic retinopathy, and in arthritis and other inflammatory diseases. Finally, some disease processes, such as tumor growth, depend on the induction of new blood vessels.
      In many clinical settings, positively or negatively regulating blood vessel growth could have important therapeutic benefits, as could the repair of damaged and leaky vessels. Thus, building new vessels, by a process known as angiogenesis, can improve circulation to ischemic limbs and the heart, aid in healing skin ulcers or other chronic wounds, and in establishing tissue grafts. In addition, repairing leaky vessels can reverse swelling and edema. Reciprocally, blocking tumor-induced angiogenesis can blunt tumor growth.
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
      The approach of inhibiting angiogenesis as a mechanism of action for an oncology medicine was further validated in February 2004, when the FDA approved Genentech, Inc.’s VEGF inhibitor, Avastintm. Avastin is an antibody product designed to inhibit VEGF and interfere with the blood supply to cancerous tumors. We exploited our Trap technology (which is described below) to develop a protein-based blocker of VEGF, referred to as the VEGF Trap.
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
      VEGF both stimulates angiogenesis and increases vascular permeability, has been shown in preclinical studies to be a major pathogenic factor in both DR and AMD, and is believed to be involved in other medical problems affecting the eyes. Counteracting the effects of VEGF may provide a significant therapeutic benefit to patients suffering from these disorders.
      Clinical Development. We discovered and are developing a protein-based product candidate designed to bind to VEGF called the VEGF Trap. As described above, we are currently developing the VEGF Trap in cancer indications in collaboration with sanofi-aventis. We have the exclusive right to develop and commercialize the VEGF Trap for the treatment of eye diseases utilizing local delivery to the eye, such as through intravitreal injections.

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
      During the 1990s, our scientists made a number of breakthroughs in understanding how receptors work for an entire family of cytokines, which had broad relevance for many other families of cytokines and growth factors. Based on these findings, we developed a new class of protein-based antagonists, called Traps, which could be designed to target and block specific cytokines and growth factors implicated in human disease. Examples include the VEGF Trap (designed to block VEGF and PlGF), the IL-1 Trap (designed to block both IL-1 alpha and IL-1 beta), the IL-4 Trap (designed to block IL-4), the IL-18 Trap (designed to block IL-18), and the IL-4/13 Trap (designed to block IL-4 and IL-13).
      In preclinical studies, these Traps are more potent than other growth factor and cytokine antagonists, potentially allowing lower levels of these drug candidates to be used. Moreover, because these Traps are comprised entirely of natural human-derived protein sequences, they may be less likely to induce an immune reaction in humans. Because pathological levels of certain cytokines and growth factors seem to contribute to a variety of diseases, we believe our Cytokine Traps have the potential to be important therapeutic agents.
      We have clinical programs underway for our IL-1 Trap and IL-4/13 Trap (see below) and a research program underway for an IL-18 Trap. IL-18 is thought to contribute to a number of inflammatory and immunological diseases and disorders. We also have patents covering additional Traps for IL-2, IL-3, IL-5, IL-6, IL-15, and others, which are being studied in earlier stage research programs. Our research also includes molecular and cellular research to improve or modify Trap technology, process development efforts to produce experimental and clinical research supplies, and in vivo and in vitro studies to further understand and demonstrate the efficacy of the Traps.

Clinical Development.
      IL-1 Trap. We discovered and are developing a protein-based blocker of IL-1 called the IL-1 Trap in a number of diseases where IL-1 may play an important role, including rheumatoid arthritis, osteoarthritis, CIAS1-Associated Periodic Syndrome (CAPS), and certain systemic inflammatory diseases. An IL-1 receptor antagonist, Kineret® (a registered trademark of Amgen Inc.), has been approved by the FDA for the treatment of rheumatoid arthritis. Rheumatoid arthritis is a chronic disease in which the immune system attacks the tissue that lines and cushions joints. Over time, the cartilage, bone, and ligaments of the joint erode, leading to progressive joint deformity and joint destruction, generally in the hand, wrist, knee, and foot. Joints become painful and swollen and motion is limited. Over two million people, 1% of the U.S. population, are estimated to have rheumatoid arthritis, and 10% of those eventually become disabled. Women account for roughly two-thirds of these patients.
      IL-1 also appears to play an important role in CIAS1-Associated Periodic Syndromes (CAPS). These rare genetic disorders, including Familial Cold Auto-Inflammatory Syndrome (FCAS), Muckle Wells Syndrome, and Neonatal Onset Multisystem Inflammatory Disorder (NOMID), affect a small group of people, estimated to be between several hundred to a few thousand. Patients with these disorders develop fever, joint aches, headaches, and rashes. In certain indications, these symptoms can be extremely serious. There are no currently approved therapies for CAPS.
      IL-4/13 Trap. We discovered both an IL-4 Trap and an IL-4/13 Trap, which is a single molecule that can block both interleukin-4 and interleukin-13. Antagonists for IL-4 and IL-13 may be therapeutically useful in a number of allergy and asthma-related conditions, including as an adjunct to vaccines where blocking IL-4 and IL-13 may help to elicit more of the desired type of immune response to the vaccine. We are developing the IL-4/13 Trap in settings of asthma and allergy.
      It has been estimated that one in 13 Americans suffers from allergies and one in 18 suffers from asthma. The number of people afflicted with these diseases has been growing at a fast rate. It is believed that IL-4 and IL-13 play a role in these diseases. These two cytokines are essential to the normal functioning of the immune system, creating a vital communication link between white blood cells. In the case of asthma and allergies, however, it is thought that excess levels of IL-4 and IL-13 causes over activity of the immune system, which contributes to disease initiation and progression.

Obesity and Metabolic Diseases
      Food intake and metabolism are regulated by complex interactions between diverse neural and hormonal signals that serve to maintain an optimal balance between energy intake, storage, and utilization. The hypothalamus, a small area at the base of the brain, is critically involved in the integration of peripheral signals which reflect nutritional status and neural outputs which regulate appetite, food seeking behaviors, and energy expenditure. Obesity and related metabolic disorders, such as type 2 diabetes, reflect a dysregulation in the systems which ordinarily tightly couple energy intake to energy expenditure. Our preclinical research program encompasses the study of both central (neuropeptide) and peripheral (hormonal) regulators of food intake and metabolism in health and disease. AXOKINE® is a protein-based product candidate we discovered that is designed to act on the area of the brain region regulating appetite and energy expenditure. We are continuing research and pre-clinical activities in support of AXOKINE, but no new clinical trials are planned at this time.

Muscle Atrophy and Related Disorders
      Muscle atrophy occurs in many neuromuscular diseases and also when muscle is unused, as often occurs during prolonged hospital stays and during convalescence. Currently, physicians have few options to treat subjects with muscle atrophy or other muscle conditions which afflict millions of people globally. Thus, a treatment that has beneficial effects on skeletal muscle could have significant clinical benefit. Our muscle research program is currently focused on conducting in vivo and in vitro experiments with the objective of demonstrating and further understanding the molecular pathways involved in muscle atrophy and hypertrophy, and discovering therapeutic candidates that can modulate these pathways. This work is being conducted in collaboration with scientists at The Procter & Gamble Company.

Cartilage Growth Factor System and Osteoarthritis
      Osteoarthritis results from the wearing down of the articular cartilage surfaces that cover joints. Thus, growth factors that specifically act on cartilage cells could have utility in osteoarthritis. We plan to begin clinical trials of the IL-1 Trap in osteoarthritis during 2005. In addition, our scientists have discovered a growth factor receptor system selectively expressed by cartilage cells, termed Regeneron Orphan Receptor 2 (ROR2). We have also demonstrated that this growth factor receptor system is required for normal cartilage development in mice. In addition, together with collaborators, we have demonstrated in preclinical studies that mutations in this growth factor receptor system cause inherited defects in cartilage development in humans. Thus, we believe this growth factor receptor system is a promising new target for cartilage diseases such as osteoarthritis, but we have not yet identified any therapeutic molecules from our research to advance to clinical development.

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

Technology Platforms
      In our discovery and development activities, we utilize various technology platforms, many of which were developed or enhanced by us. Although the primary use of these technology platforms is for our own research and development programs, we are also exploring the possibility of exploiting these technologies commercially through, for example, direct licensing or sale of technology, or the establishment of research collaborations to discover and develop drug targets. In December 2002, we entered into an agreement with Serono S.A. to use our Velocigenetm technology platform to provide Serono with knock-out and transgenic mammalian models of gene function. Under the agreement, which was amended as of January 1, 2004 to expand the scope of services available under the Velocigene platform, Serono has agreed to pay us up to $4.0 million annually through December 2007, subject to early termination by Serono with not less than nine months advance notice.
      Targeted Genomicstm. In contrast to basic genomics approaches, which attempt to identify every gene in a cell or genome, we use Targeted Genomics approaches to identify specific genes likely to be of therapeutic interest. These approaches do not depend on random gene sequencing, but rather on function-based approaches to specifically target the discovery of genes for growth factors, peptides, and their receptors that are most likely to have use for developing drug candidates. This technology led to our discovery of the Angiopoietin and Ephrin growth factor families for angiogenesis and vascular disorders, the MuSK growth factor receptor system for muscle disorders, and the Regeneron Orphan Receptor (ROR) growth factor receptor system that regulates cartilage formation.
      Velocigenetm. A major challenge facing the biopharmaceutical industry in the post-genomic era is the efficient assignment of function to random gene sequences to enable the identification of validated drug targets. One way to help determine the function of a gene is to generate mammalian models in which the gene is removed (referred to as “knock-out mammalian models”), or is over-produced (referred to as “transgenic mammalian models”), or in which a color-producing gene is substituted for the gene of interest (referred to as “reporter knock-in mammalian models”) to identify which cells in the model system are expressing the gene. Until recently, technical hurdles involved in the generation of mammalian models restricted the ability to produce multiple models quickly and efficiently. We have developed proprietary technology that allows for the rapid and efficient production of models on a high throughput scale, enabling rapid assignment of function to gene sequences.
      Designer Protein Therapeuticstm. In cases in which the natural gene product is not a product candidate, we utilize our Designer Protein Therapeutics platform to genetically engineer product candidates with the desired properties. We use these technologies to develop derivatives of growth factors and their receptors, which can allow for modified agonistic or antagonistic properties that may prove to be therapeutically useful. This technology platform has produced more than 10 patented proteins, including the VEGF Trap and the IL-1 Trap, which are currently in clinical testing, and several others in preclinical development.
Our Collaborative Programs
      We have collaboration and licensing agreements with various companies, including sanofi-aventis, Novartis Pharma AG, and Procter & Gamble. In addition, we conduct many research programs in collaboration with academic partners. In the future, we may enter into additional strategic collaborations or licensing agreements focusing on one or more of our product candidates, research programs, or technology platforms. Below are summaries of our major collaborations.
      The sanofi-aventis Group. In September 2003, we entered into a collaboration agreement with the sanofi-aventis Group to jointly develop and commercialize the VEGF Trap in multiple oncology, ophthalmology, and possibly other indications throughout the world with the exception of Japan, where product rights remain with us. Sanofi-aventis made a non-refundable up-front payment of $80.0 million and purchased 2,799,552 newly issued unregistered shares of our Common Stock for $45.0 million.
      In January 2005, we and sanofi-aventis amended the collaboration agreement to exclude from the scope of the collaboration the development and commercialization of the VEGF Trap for eye diseases through local delivery systems. In connection with the amendment, sanofi-aventis made a one-time payment to us of

$25.0 million in January 2005 of which 50% is repayable to sanofi-aventis following commercialization of the VEGF Trap in accordance with the terms of the amendment.
      Under the collaboration agreement, as amended, we and sanofi-aventis will share co-promotion rights and profits on sales, if any, of the VEGF Trap for disease indications included in our collaboration. In December 2004, we earned a $25.0 million payment from sanofi-aventis, which was received in January 2005, upon the achievement of an early-stage clinical milestone. We may also receive up to $360.0 million in additional milestone payments upon receipt of specified marketing approvals for up to eight VEGF Trap indications in Europe or the United States. Regeneron has agreed to continue to manufacture clinical supplies of the VEGF Trap at our plant in Rensselaer, New York. Sanofi-aventis has agreed to be responsible for providing commercial scale manufacturing capacity for the VEGF Trap.
      Under the collaboration agreement, as amended, agreed upon development expenses incurred by both companies during the term of the agreement will be funded by sanofi-aventis. If the collaboration becomes profitable, we will reimburse sanofi-aventis for 50% of these development expenses, including 50% of the $25.0 million payment received in connection with the January 2005 amendment to our collaboration agreement, in accordance with a formula based on the amount of development expenses and our share of the collaboration profits, or at a faster rate at our option. Since inception of the collaboration through December 31, 2004, we and sanofi-aventis have incurred $86.5 million in development expenses related to the VEGF Trap program. In addition, if the first commercial sale of a VEGF Trap product for disease of the eye through local delivery systems predates the first commercial sale of a VEGF Trap product under the collaboration by two years, we will begin reimbursing sanofi-aventis for up to $7.5 million of VEGF Trap development expenses in accordance with a formula until the first commercial VEGF Trap sale under the collaboration occurs.
      Sanofi-aventis has the right to terminate the agreement without cause with at least twelve months advance notice. Upon termination of the agreement for any reason, any remaining obligation to reimburse sanofi-aventis for 50% of the VEGF Trap development expenses will terminate and we will retain all rights to the VEGF Trap.
      Novartis. In March 2003, we entered into a collaboration agreement with Novartis to jointly develop and commercialize the IL-1 Trap. Novartis made a non-refundable up-front payment of $27.0 million and purchased 7,527,050 newly issued unregistered shares of our common stock for $48.0 million.
      Development expenses incurred in 2003 were shared equally by the Company and Novartis. We funded our share of 2003 development expenses through loans from Novartis. In March 2004, Novartis forgave its outstanding loans to us totaling $17.8 million, including accrued interest, based on Regeneron’s achieving a pre-defined development milestone, which was recognized as a research progress payment.
      In February 2004, Novartis provided notice of its intention not to proceed with the joint development of the IL-1 Trap. In March 2004, Novartis agreed to pay the Company $42.75 million to satisfy its obligation to fund development costs for the IL-1 Trap for the nine month period following its notification and for the two months prior to that notice. We recorded the $42.75 million as other contract income in the first quarter of 2004. In addition, we recognized contract research and development revenue of $22.1 million, which represents the remaining amount of the March 2003 up-front payment from Novartis that had previously been deferred. Regeneron and Novartis each retain rights under the collaboration agreement to elect to collaborate in the future on the development and commercialization of certain other IL-1 antagonists.
      Procter & Gamble. In May 1997, we entered into a long-term collaboration agreement with Procter & Gamble to discover, develop, and commercialize pharmaceutical products. In connection with the collaboration, Procter & Gamble made purchases of our Common Stock of $42.9 million in June 1997 and $17.1 million in August 2000. These purchases were in addition to a purchase by Procter & Gamble of $10.0 million of our common stock that was completed in March 1997. Procter & Gamble also agreed to provide funding in support of our research efforts related to the collaboration, of which we received $90.8 million through December 31, 2004. From 1997 to 1999, Procter & Gamble also provided research support for our AXOKINE program. As a result, Procter & Gamble will be entitled to receive a small royalty on any sales of AXOKINE.
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
      We and Procter & Gamble divided rights to the programs from the 1997 collaboration agreement that are no longer part of the companies’ collaboration. Procter & Gamble obtained rights to certain early stage programs. We have rights to all other research programs including exclusive rights to the VEGF Trap, the Angiopoietins, and our Orphan Receptors (RORs). Any product candidates that result from the new collaboration will continue to be jointly developed and marketed worldwide, with the companies equally sharing development costs and profits. Under the new agreement, beginning in 2001, research support from Procter & Gamble is $2.5 million per quarter (plus annual adjustments for inflation) through December 2005.
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
Manufacturing
      In 1993, we purchased our 104,000 square foot Rensselaer, New York manufacturing facility, and in 2003 completed a 19,500 square foot expansion. This facility is used to manufacture therapeutic candidates for our own preclinical and clinical studies. We also use the facility to manufacture a product for Merck & Co., Inc. under a contract that, as amended, expires in 2006. In July 2002, we leased 75,000 square feet in a building near our Rensselaer facility which is being used for the manufacture of Traps and for warehouse space. At December 31, 2004, we employed 287 people at these owned and leased manufacturing facilities. As of December 31, 2004, there were no impairment losses associated with long-lived assets.
      In 1995, we entered into a long-term manufacturing agreement with Merck (called, as amended, the Merck Agreement) to produce an intermediate for a Merck pediatric vaccine at our Rensselaer facility. We agreed to modify portions of our facility for manufacture of the Merck intermediate and to assist Merck in securing regulatory approval for manufacturing in the Rensselaer facility. In December 1999, we announced that the FDA had approved us as a contract manufacturer for the Merck intermediate. In February 2005, we and Merck extended the Merck Agreement through October 2006 and provided Merck an opportunity, upon twelve-months’ prior notice, to extend the Merck Agreement for an additional year through October 2007. Under the Merck Agreement, as amended, we are manufacturing intermediate for Merck for seven years, with certain minimum order quantities each year. The Merck Agreement may be terminated at any time by Merck upon Merck’s payment of a termination fee. Merck reimbursed us for the capital costs to modify the facility and for the cost of our activities performed on behalf of Merck prior to the start of production. Merck pays an annual facility fee of $1.0 million (plus annual adjustments for inflation), reimburses us for certain manufacturing costs, pays us a variable fee based on the quantity of intermediate supplied to Merck, and makes certain additional payments. We recognized contract manufacturing revenue related to the Merck Agreement of $18.1 million in 2004, $10.1 million in 2003, and $11.1 million in 2002.
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
Competition
      There is substantial competition in the biotechnology and pharmaceutical industries from pharmaceutical, biotechnology, and chemical companies. Our competitors may include Genentech, Novartis, Pfizer Inc., Eyetech Pharmaceuticals, Inc., Abbott Laboratories, sanofi-aventis, Merck, Amgen, and others. Many of our competitors have substantially greater research, preclinical, and clinical product development and manufacturing capabilities, and financial, marketing, and human resources than we do. Our smaller competitors may also be significant if they acquire or discover patentable inventions, form collaborative arrangements, or merge with large pharmaceutical companies. Even if we achieve product commercialization, one or more of our competitors may achieve product commercialization earlier than we do or obtain patent protection that dominates or adversely affects our activities. Our ability to compete will depend on how fast we can develop safe and effective product candidates, complete clinical testing and approval processes, and supply commercial quantities of the product to the market. Competition among product candidates approved for sale will also be based on efficacy, safety, reliability, availability, price, patent position, and other factors.
      VEGF Trap. Many companies are developing therapeutic molecules designed to block the actions of VEGF specifically and angiogenesis in general. A variety of approaches have been employed, including antibodies to VEGF, antibodies to the VEGF receptor, small molecule antagonists to the VEGF receptor tyrosine kinase, and other anti-angiogenesis strategies. Many of these alternative approaches may offer competitive advantages to our VEGF Trap in efficacy, side-effect profile, or form of delivery. Additionally, many of these developmental molecules may be at a more advanced stage of development than our product candidate.
      In particular, in February 2004, Genentech was granted approval by the FDA to market and sell Avastintm, a monoclonal antibody to VEGF in patients with colorectal cancer. The marketing approval for Avastin may make it more difficult for us to enroll patients in clinical trials to support the VEGF Trap oncology program. This may delay or impair our ability to successfully develop and commercialize the VEGF Trap. Novartis has an ongoing phase 3 clinical development program evaluating a VEGF tyrosine kinase in different cancer settings.
      The VEGF Trap also faces significant competition in the treatment of eye diseases. For example, Eyetech Pharmaceuticals is collaborating with Pfizer to further develop and commercialize a VEGF inhibitor for eye diseases, which was recently approved by the FDA. Genentech and Novartis have a phase 3 program nearing completion that is evaluating a VEGF blocker in patients with eye diseases. Successful development of these competing VEGF blockers would also make it more difficult for us to enroll patients in clinical trials for the VEGF Trap in these indications and may delay or impair our ability to successfully develop and commercialize the VEGF Trap.
      IL-1 Trap/ IL-4/13 Trap. Marketed products for the treatment of rheumatoid arthritis and asthma are available as either oral or inhaled medicines, whereas our Cytokine Traps currently are only planned for clinical trials as injectibles. The markets for both rheumatoid arthritis and asthma drugs are very competitive. Several new, highly successful medicines are available for these diseases. Examples include the TNF-antagonists Enbrel® (a registered trademark of Amgen), Remicade® (a registered trademark of Centocor), and Humira® (a registered trademark of Abbott), and the IL-1 receptor antagonist Kineret® (a registered trademark of Amgen), for rheumatoid arthritis, and the leukotriene-modifier Singulair® (a registered trademark of Merck), as well as various inexpensive corticosteroid medicines for asthma. The availability of highly effective FDA approved TNF-antagonists makes it more difficult to successfully develop the IL-1 Trap for the treatment of rheumatoid arthritis. It will be difficult to enroll patients with rheumatoid arthritis to participate in clinical trials of the IL-1 Trap, which may delay or impair our ability to successfully develop the drug candidate. In addition, even if the IL-1 Trap is ever approved for sale, it will be difficult for our drug to compete against these FDA approved TNF-antagonists because doctors and patients will have significant experience using these effective medicines.
      Other Areas. Many pharmaceutical and biotechnology companies are attempting to discover new therapeutics for indications in which we invest substantial time and resources. Some are trying to develop small-molecule based therapeutics, similar in at least certain respects to our program with Procter & Gamble. In these and related areas, intellectual property rights have been sought and certain rights have been granted to competitors and potential competitors of ours, and we may be at a substantial competitive disadvantage in such areas as a result of, among other things, our lack of experience, trained personnel, and expertise. A number of corporate and academic competitors are involved in the discovery and development of novel therapeutics using tyrosine kinase receptors, orphan receptors, and compounds that are the focus of other research or development programs we are now conducting. These competitors include Amgen and Genentech, as well as many others. Many firms and entities are engaged in research and development in the areas of cytokines, interleukins, angiogenesis, obesity, and muscle conditions. Some of these competitors are currently conducting advanced preclinical and clinical research programs in these areas. These and other competitors may have established substantial intellectual property and other competitive advantages.
      If a competitor announces a successful clinical study involving a product that may be competitive with one of our product candidates or an approval by a regulatory agency of the marketing of a competitive product, such announcement may have an adverse effect on our operations, or future prospects, or the market price of our common stock.
      We also compete with academic institutions, governmental agencies, and other public or private research organizations, which conduct research, seek patent protection, and establish collaborative arrangements for the development and marketing of products that would provide royalties or other consideration for use of their technology. These institutions are becoming more active in seeking patent protection and licensing arrangements to collect royalties or other consideration for use of the technology that they have developed. Products developed in this manner may compete directly with products we develop. We also compete with others in acquiring technology from such institutions, agencies, and organizations.
Patents, Trademarks, and Trade Secrets
      Our success depends, in part, on our ability to obtain patents, maintain trade secret protection, and operate without infringing on the proprietary rights of third parties. Our policy is to file patent applications to protect technology, inventions, and improvements that we consider important to our business and operations. We are the nonexclusive licensee of a number of additional U.S. patents and patent applications. We also rely upon trade secrets, know-how, and continuing technological innovation to develop and maintain our competitive position. We or our licensors or collaborators have filed patent applications on products and processes relating to Cytokine Traps, VEGF Trap, AXOKINE, and Angiopoietins, as well as other technologies and inventions in the United States and in certain foreign countries. We intend to file additional patent applications, when appropriate, relating to improvements in these technologies and other specific products and processes. We plan to aggressively prosecute, enforce, and defend our patents and other proprietary technology.

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
      In August 2003, Merck granted us a non-exclusive license to certain patents and patent applications which may be used in the development and commercialization of AXOKINE. In consideration for the license, we issued to Merck 109,450 newly issued unregistered shares of our Common Stock and in August 2004, we made a cash payment to Merck of $0.6 million. We agreed to make an additional payment upon receipt of marketing approval for a product covered by the licensed patents and pay royalties, at staggered rates in the mid-single digits, based on the net sales, if any, of products covered by the licensed patents.
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
      Approval of a product candidate by comparable regulatory authorities in foreign countries is generally required prior to commencement of marketing of the product in those countries. The approval procedure varies among countries and may involve additional testing, and the time required to obtain such approval may differ from that required for FDA approval.
      Various federal, state, and foreign statutes and regulations also govern or influence the research, manufacture, safety, labeling, storage, record keeping, marketing, transport, or other aspects of such product candidates. The lengthy process of seeking these approvals and the compliance with applicable statutes and regulations require the expenditure of substantial resources. Any failure by us or our collaborators or licensees to obtain, or any delay in obtaining, regulatory approvals could adversely affect the manufacturing or marketing of our products and our ability to receive product or royalty revenue.
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
Employees
      As of December 31, 2004, we had 730 full-time employees, of whom 115 held a Ph.D. or M.D. degree or both. We believe that we have been successful in attracting skilled and experienced personnel in a highly competitive environment; however, competition for these personnel is intense. None of our personnel are covered by collective bargaining agreements and our management considers its relations with our employees to be good.
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
      We also make available free of charge on or through our Internet website (http://www.regn.com) our Annual Report on Form 10-K, Quarterly Reports on Form  10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Item 2.	Properties
      We conduct our research, development, manufacturing, and administrative activities at our owned and leased facilities. We currently lease approximately 220,000 square feet, and sublease approximately 16,000 square feet, of laboratory and office space in Tarrytown, New York. The sublease will convert to a direct lease with the landlord on December 31, 2005. We own a facility in Rensselaer, New York, consisting of two buildings totaling approximately 123,500 square feet of research, manufacturing, office, and warehouse space. We also lease an additional 75,000 square feet of manufacturing, office, and warehouse space in Rensselaer.
      The following table summarizes the information regarding our current property leases:

			Current Monthly
	Square		Base Rental	Renewal Option
Location	Footage	Expiration	Charges(1)	Available

Tarrytown	146,000	December 31, 2007	$188,000	none
Tarrytown	16,000	December 31, 2007	$25,000	none
Tarrytown	74,000	December 31, 2009	$145,000	one 5-year term
Rensselaer	75,000	July 11, 2007	$25,000	two 5-year terms

(1)	Excludes additional rental charges for utilities, taxes, and operating expenses, as defined.
      We believe that our existing owned and leased facilities are adequate for ongoing, research, development, manufacturing, and administrative activities.
      In the future, we may lease, operate, or purchase additional facilities in which to conduct expanded research and development activities and manufacturing and commercial operations.

Item 3.	Legal Proceedings
      In May 2003, purported class action securities lawsuits were commenced against Regeneron and certain of its officers and directors in the United States District Court for the Southern District of New York. A consolidated amended class action complaint was filed in October 2003. The complaint, which purports to be brought on behalf of a class consisting of investors in our publicly traded securities between March 28, 2000 and March 30, 2003, alleges that the defendants misstated or omitted material information concerning the safety and efficacy of AXOKINE, in violation of Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. Damages are sought in an unspecified amount. On February 1, 2005, the United States District Court for the Southern District of New York denied our motion to dismiss the consolidated amended complaint. We believe that the lawsuit is without merit and intend to continue to defend the action vigorously. Because we do not believe that a loss is probable, no legal reserve has been established. However, we cannot assure investors that we will be successful in defending this action, or that the amount of any settlement or judgment in this action will not exceed the coverage limits of our director and officer liability insurance policies. If we are not successful in defending this action, our business and financial condition could be adversely affected. In addition, whether or not we are successful, the defense of this action may divert the attention of our management and other resources that would otherwise be engaged in running our business.
      From time to time we are a party to other legal proceedings in the course of our business. We do not expect any other legal proceedings to have a material adverse effect on our business or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders
      On December 17, 2004, we conducted a Special Meeting of Shareholders pursuant to due notice. A quorum being present either in person or by proxy, the shareholders voted on the following matters:
      1. To amend Regeneron’s 2000 Long-Term Incentive Plan to expressly authorize the Option Exchange Program described in the proxy statement dated November 29, 2004.
      No other matters were voted on. The number of votes cast was:

	For	Against	Abstain

Approval of Amendment to the 2000 Long-Term Incentive Plan to Authorize the Option Exchange Program	46,029,856	16,697,527	53,532

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      Our Common Stock is quoted on The Nasdaq Stock Market under the symbol “REGN.” Our Class A Stock, par value $.001 per share, is not publicly quoted or traded.
      The following table sets forth, for the periods indicated, the range of high and low sales prices for the Common Stock as reported by The Nasdaq Stock Market

	High	Low

2003
First Quarter	$21.49	$7.40
Second Quarter	18.78	5.77
Third Quarter	22.35	12.22
Fourth Quarter	18.72	11.80
2004
First Quarter	$17.00	$12.80
Second Quarter	15.85	8.53
Third Quarter	10.80	6.76
Fourth Quarter	9.49	6.75
      As of February 28, 2005, there were 616 shareholders of record of our Common Stock and 56 shareholders of record of our Class A Stock. The closing bid price for the Common Stock on that date was $6.11.
      We have never paid cash dividends and do not anticipate paying any in the foreseeable future.
      The information under the heading “Equity Compensation Plan Information” in our definitive proxy statement with respect to our 2005 Annual Meeting of Shareholders to be filed with the SEC is incorporated by reference into Item 12 of this Report on Form 10-K.

Item 6.	Selected Financial Data
      The selected financial data set forth below for the years ended December 31, 2004, 2003, and 2002 and at December 31, 2004 and 2003 are derived from and should be read in conjunction with our audited financial statements, including the notes thereto, included elsewhere in this report. The selected financial data for the years ended December 31, 2001 and 2000 and at December 31, 2002, 2001, and 2000 are derived from our audited financial statements not included in this report.

	Year Ended December 31,

	2004	2003	2002	2001	2000

	(In thousands, except per share data)
Statement of Operations Data
Revenues
Contract research and development	$113,157	$47,366	$10,924	$12,071	$36,478
Research progress payments	42,770				6,200
Contract manufacturing	18,090	10,131	11,064	9,902	16,598

	174,017	57,497	21,988	21,973	59,276

Expenses
Research and development(1)	136,095	136,024	124,953	92,542	65,134
Contract manufacturing	15,214	6,676	6,483	6,509	15,566
General and administrative	17,062	14,785	12,532	9,607	8,427

	168,371	157,485	143,968	108,658	89,127

Income (loss) from operations	5,646	(99,988)	(121,980)	(86,685)	(29,851)

Other income (expense)
Other contract income	42,750
Investment income	5,478	4,462	9,462	13,162	8,480
Interest expense	(12,175)	(11,932)	(11,859)	(2,657)	(281)

	36,053	(7,470)	(2,397)	10,505	8,199

Net income (loss) before cumulative effect of a change in accounting principle	41,699	(107,458)	(124,377)	(76,180)	(21,652)
Cumulative effect of adopting Staff Accounting Bulletin 101 (“SAB 101”)(2)					(1,563)

Net income (loss)	$41,699	$(107,458)	$(124,377)	$(76,180)	$(23,215)

Net income (loss) per share, basic:
Before cumulative effect of a change in accounting principle	$0.75	$(2.13)	$(2.83)	$(1.81)	$(0.62)
Cumulative effect of adopting SAB 101					(0.04)

Net income (loss) per share	$0.75	$(2.13)	$(2.83)	$(1.81)	$(0.66)

Net income (loss) per share, diluted	$0.74	$(2.13)	$(2.83)	$(1.81)	$(0.66)

(1)	Includes Income (Loss) in Amgen-Regeneron Partners of $134, ($63), ($27), ($1,002), and ($4,575) for the years ended December 31, 2004, 2003, 2002, 2001, and 2000, respectively.

(2)	See Note 2 to our audited financial statements.

	At December 31,

	2004	2003	2002	2001	2000

	(In thousands)
Balance Sheet Data
Cash, cash equivalents, marketable securities, and restricted marketable securities (current and non-current)	$348,912	$366,566	$295,246	$438,383	$154,370
Total assets	473,108	479,555	391,574	495,397	208,274
Capital lease obligations and notes payable, long-term portion	200,000	200,000	200,000	200,150	2,069
Stockholders’ equity	182,543	137,643	145,981	266,355	182,130

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
      We are a biopharmaceutical company that discovers, develops, and intends to commercialize pharmaceutical products for the treatment of serious medical conditions. We are currently conducting clinical programs for the VEGF Trap, IL-1 Trap, and IL-4/13 Trap, which are in various stages of development. In addition to our clinical programs, we have research programs focused on angiogenesis, metabolic diseases, muscle atrophy and related disorders, inflammatory conditions, and other diseases and disorders. We also use our Velocigene® and Trap technology platforms to discover and develop new product candidates and are developing our Velocimmunetm platform to create fully human, therapeutic antibodies.
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
      From inception on January 8, 1988 through December 31, 2004, we had a cumulative loss of $489.8 million. In the absence of revenues from the commercialization of our product candidates or other sources, the amount, timing, nature, or source of which cannot be predicted, our losses will continue as we conduct our research and development activities. We expect to incur substantial losses over the next several years as we continue the clinical development of the VEGF Trap, IL-1 Trap, and IL-4/13 Trap; advance new product candidates into clinical development from our existing research programs; continue our research and development programs; and commercialize product candidates that receive regulatory approval, if any.
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
      As a company that does not expect to generate product revenues or profits over the next several years, management of cash flow is extremely important. The most significant use of our cash is for research and development activities, which include drug discovery, preclinical studies, clinical trials, and the manufacture of drug supplies for preclinical studies and clinical trials. In 2004, our research and development expenses totaled $136.1 million. We expect these expenses, exclusive of non-cash expenses related to grants of stock options, to increase 40-60% in 2005, depending on the progress of our clinical programs. The principal sources of cash to-date have been sales of common equity and convertible debt and funding from our collaborators in the form of up-front payments, research progress payments, payments for our research and development activities, and purchases of our common stock. We also receive payments for contract manufacturing.

      A primary driver of our expenses is our number of full-time employees. Our annual average headcount in 2004 was 721 compared to 675 in 2003 and 643 in 2002. In 2005, we expect our average headcount to increase to approximately 775, primarily to support our research and development programs.
      The planning, execution, and results of our clinical programs are significant factors that can affect our operating and financial results. In our clinical programs, key events in 2004 and plans for 2005 are as follows:

Product Candidate	2004 Events	2005 Plans

VEGF Trap — Oncology	• Completed phase 1 subcutaneous single-agent trial in cancer	• Commence additional single-agent and combination trials in cancer
• Commenced phase 1 intravenous single-agent trial in cancer
• Received Fast Track designation for VEGF Trap for specific niche cancer indication

VEGF Trap — Eye Diseases	• Completed treatment portion of phase 1 intravenous single-agent trial in neovascular age-related macular degeneration	• Commence studies in eye diseases utilizing local delivery systems, such as intraocular injections
• Completed treatment portion of phase 1 intravenous single-agent trial in diabetic macular edema

IL-1 Trap	• Planned for future trials in rheumatoid arthritis

• Completed treatment phase of single-dose patient tolerability studies to evaluate new formulations

• Commenced proof-of-concept study in CIAS1-Associated Periodic Syndrome (CAPS)

• Received FDA Orphan designation for the IL-1 Trap in treatment of CAPS	• Commence clinical trial in rheumatoid arthritis

• Commence clinical trial in osteoarthritis

• Commence exploratory proof of concept trials in other indications

• Complete CAPS proof-of-concept study and commence additional trial in this indication

• Evaluate IL-1 Trap in other inflammatory conditions

IL-4/13 Trap	• Completed phase 1 trial in asthma	• Commence clinical trial in asthma or allergy indication

      In September 2003, we entered into a collaboration agreement with the sanofi-aventis Group to collaborate on the development and commercialization of the VEGF Trap. Sanofi-aventis made a non-refundable up-front payment of $80.0 million and purchased 2,799,552 newly issued unregistered shares of our Common Stock for $45.0 million.
      In January 2005, we and sanofi-aventis amended our collaboration agreement to exclude rights to develop and commercialize the VEGF Trap for eye diseases through local delivery systems. In connection with this amendment, sanofi-aventis made a $25.0 million non-refundable payment to us.
      Under the collaboration agreement, as amended, we and sanofi-aventis will share co-promotion rights and profits on sales, if any, of the VEGF Trap for disease indications included in our collaboration. In December 2004, we earned a $25.0 million payment from sanofi-aventis, which was received in January 2005, upon the achievement of an early-stage clinical milestone. We may also receive up to $360.0 million in additional milestone payments upon receipt of specified marketing approvals for up to eight VEGF Trap indications in Europe or the United States. Regeneron has agreed to continue to manufacture clinical supplies of the VEGF

Trap at our plant in Rensselaer, New York. Sanofi-aventis has agreed to be responsible for providing commercial scale manufacturing capacity for the VEGF Trap.
      Under the collaboration agreement, agreed upon development expenses incurred by both companies during the term of the agreement will be funded by sanofi-aventis. If the collaboration becomes profitable, we will reimburse sanofi-aventis for 50% of the VEGF Trap development expenses, including 50% of the $25.0 million payment received in connection with the January 2005 amendment to our collaboration agreement, in accordance with a formula based on the amount of development expenses and our share of the collaboration profits, or at a faster rate at our option. Since inception of the collaboration through December 31, 2004, we and sanofi-aventis have incurred $86.5 million in development expenses related to VEGF Trap program. In addition, if the first commercial sale of a VEGF Trap product for disease of the eye through local delivery systems predates the first commercial sale of a VEGF Trap product under the collaboration by two years, we will begin reimbursing sanofi-aventis for up to $7.5 million of VEGF Trap development expenses in accordance with a formula until the first commercial VEGF Trap sale under the collaboration occurs.
      Sanofi-aventis has the right to terminate the agreement without cause with at least twelve months advance notice. Upon termination of the agreement for any reason, any remaining obligation to reimburse sanofi-aventis for 50% of the VEGF Trap development expenses will terminate and we will retain all rights to the VEGF Trap.
      In March 2003, we entered into a collaboration agreement with Novartis Pharma AG to jointly develop and commercialize the IL-1 Trap. Novartis made a non-refundable payment of $27.0 million and purchased 7,527,050 newly issued unregistered shares of our Common Stock for $48.0 million. In February 2004, Novartis provided notice of its intention not to proceed with the joint development of the IL-1 Trap, and subsequently paid us $42.75 million to satisfy its obligation to fund development costs for the nine month period following its notification and for the two months prior to that notice. All rights to the IL-1 Trap have reverted to Regeneron. Novartis and we retain rights under the collaboration agreement to elect to collaborate in the future on the development and commercialization of certain other IL-1 antagonists. In March 2004, we also achieved a pre-defined development milestone and Novartis forgave all its outstanding development expense loans to us, totaling $17.8 million.
Results of Operations

Years Ended December 31, 2004 and 2003

Revenues:
      Revenues for the years ended December 31, 2004 and 2003 consist of the following:

	2004	2003

	(In millions)
Contract research & development revenue
Sanofi-aventis	$78.3	$14.3
Novartis	22.1	21.4
Procter & Gamble	10.5	10.6
Other	2.2	1.1

Total contract research & development revenue	113.1	47.4

Research progress payments
Sanofi-aventis	25.0	—
Novartis	17.8	—

Total research progress payments	42.8	—

Contract manufacturing revenue	18.1	10.1

Total revenue	$174.0	$57.5

      Our total revenue increased to $174.0 million in 2004 from $57.5 million in 2003 primarily due to higher revenues related to our collaboration with sanofi-aventis on the VEGF Trap and our prior collaboration with Novartis on the IL-1 Trap. Collaboration revenue earned from sanofi-aventis and Novartis is comprised of contract research and development revenue and research progress payments. Contract research and development revenue, as detailed below, consists partly of reimbursement for research and development expenses and partly of the recognition of revenue related to non-refundable, up-front payments. Non-refundable up-front payments are recorded as deferred revenue and recognized ratably over the period over which we are obligated to perform services in accordance with SAB 104 (see Critical Accounting Policies and Significant Judgments and Estimates). In the first quarter of 2004, Novartis provided notice of its intention not to proceed with the joint development of the IL-1 Trap and the $22.1 million remaining balance of the $27.0 million up-front payment received from Novartis in March 2003 was recognized as contract research and development revenue.
      Sanofi-aventis and Novartis contract research & development revenues for 2004 and 2003 were as follows:

	Up-front Payment to Regeneron

	2004 Regeneron		Amount	Deferred Revenue	Total Revenue
	Expense	Total	Recognized	at December 31,	Recognized
	Reimbursement	Payment	in 2004	2004	in 2004

		(In millions)
Sanofi-aventis	$67.8	$80.0	$10.5	$65.8	$78.3
Novartis	—	27.0	22.1	—	22.1

Total	$67.8	$107.0	$32.6	$65.8	$100.4

	Up-front Payment to Regeneron

	2003 Regeneron		Amount	Deferred Revenue	Total Revenue
	Expense	Total	Recognized	at December 31,	Recognized
	Reimbursement	Payment	in 2004	2004	in 2004

		(In millions)
Sanofi-aventis	$10.7	$80.0	$3.6	$76.4	$14.3
Novartis	16.5	27.0	4.9	22.1	21.4

Total	$27.2	$107.0	$8.5	$98.5	$35.7

      In December 2004, we earned a $25.0 million research progress payment from sanofi-aventis, which was received in January 2005, upon achievement of an early-stage VEGF Trap clinical milestone. In March 2004, Novartis forgave all its outstanding loans, including accrued interest, to Regeneron totaling $17.8 million, based upon Regeneron’s achieving a pre-defined IL-1 Trap development milestone. These amounts were recognized as research progress payments in 2004.
      Contract manufacturing revenue relates to our long-term agreement with Merck to manufacture a vaccine intermediate at our Rensselaer, New York facility. Contract manufacturing revenue increased to $18.1 million in 2004 from $10.1 million in 2003, principally due to an increase in product shipments to Merck in 2004 compared to 2003. Revenue and the related manufacturing expense are recognized as product is shipped, after acceptance by Merck. Included in contract manufacturing revenue in 2004 and 2003 are $3.6 million and $1.7 million, respectively, of deferred revenue associated with capital improvement reimbursements paid by Merck prior to commencement of production. This deferred revenue is being recognized as product is shipped to Merck based on the total amount of product expected to be shipped over the life of the manufacturing agreement. In February 2005, we agreed to extend the manufacturing agreement by one year through October 2006 and provide Merck an opportunity, upon twelve months’ prior notice, to extend the agreement for an additional year through October 2007.

Research and Development Expenses:
      Research and development expenses increased slightly to $136.1 million in 2004 from $136.0 million in 2003. The following table summarizes the major categories of our research and development expenses for the years ended December 31, 2004 and 2003:

	2004	2003

	(In millions)
Research and development expenses:
Payroll and benefits	$43.6	$38.5
Clinical trial expenses	10.3	25.0
Clinical manufacturing costs(1)	36.4	29.8
Research and preclinical development costs	23.1	19.6
Occupancy and other operating costs	22.7	23.1

Total research and development	$136.1	$136.0

(1)	Represents the full cost of manufacturing drug for use in research, preclinical development and clinical trials, including related payroll and benefits, manufacturing materials and supplies, depreciation, and occupancy costs of our Rensselaer manufacturing facility.
      Payroll and benefits increased $5.1 million in 2004 compared with 2003 as we added research and development personnel to support our clinical and research programs, especially for the VEGF Trap and IL-1 Trap. Clinical trial expenses decreased $14.7 million in 2004 from 2003 due primarily to the completion of the double-blind treatment portion of our AXOKINE phase 3 clinical trial for the treatment of obesity in 2003, the completion of other AXOKINE trials in 2004, and the completion of our IL-4/13 Trap phase 1 trial in 2004. These decreases were partly offset by higher clinical trial expenses related to our VEGF Trap and IL-1 Trap clinical programs. Clinical manufacturing costs increased $6.6 million in 2004 compared to 2003 as we manufactured supplies of our clinical product candidates in our expanded Rensselaer manufacturing facility for the full year of 2004. Research and preclinical development costs increased $3.5 million due primarily to higher preclinical development costs related to our VEGF Trap program and higher research-related costs for outside services in 2004 than in 2003. Occupancy and other operating costs decreased slightly by $0.4 million in 2004 compared to 2003 primarily as a result of lower depreciation costs due to extending the lease on our Tarrytown, New York facilities in early 2004.

Contract Manufacturing Expenses:
      Contract manufacturing expenses increased to $15.2 million in 2004, compared to $6.7 million in 2003, primarily because more product was shipped to Merck in 2004 and the Company incurred unfavorable manufacturing costs, which were expensed in the period incurred, in 2004 compared to 2003.

General and Administrative Expenses:
      General and administrative expenses increased to $17.1 million in 2004 from $14.8 million in 2003, due primarily to a $1.4 million increase in professional fees, principally associated with accounting and other services related to our efforts to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. The remainder of the 2004 increase was principally due to increases in payroll and related costs associated, in part, with higher administrative headcount in 2004 to support the Company’s operations.

Other Income and Expense:
      In the first quarter of 2004, Novartis notified us of its decision to forego its right under our collaboration to jointly develop the IL-1 Trap and agreed to pay us $42.75 million to satisfy its obligation to fund development costs for the IL-1 Trap for the nine-month period following its notification and for the two months prior to that notice. The $42.75 million was included in other contract income in the first quarter of 2004.
      Investment income increased to $5.5 million in 2004 from $4.5 million in 2003 due primarily to higher effective interest rates on investment securities. Interest expense increased slightly to $12.2 million in 2004 from $11.9 million in 2003. Interest expense is attributable primarily to $200.0 million of convertible notes issued in October 2001, which mature in 2008 and bear interest at 5.5% per annum.

Years Ended December 31, 2003 and 2002

Revenues:
      Revenues for the years ended December 31, 2003 and 2002 consist of the following:

	2003	2002

	(In millions)
Contract research & development revenue
Novartis	$21.4	$—
Sanofi-aventis	14.3	—
Procter & Gamble	10.6	10.5
Other	1.1	0.4

Total contract research & development revenue	47.4	10.9
Contract manufacturing revenue	10.1	11.1

Total revenue	$57.5	$22.0

      Our total revenue increased to $57.5 million in 2003 from $22.0 million in 2002 primarily from the recognition of $21.4 million of revenue related to our collaboration with Novartis on the IL-1 Trap and $14.3 million of revenue related to our collaboration with sanofi-aventis on the VEGF Trap. This collaboration revenue, as detailed below, consists partly of reimbursement for research and development expenses and partly of the recognition of revenue related to non-refundable up-front payments. Non-refundable up-front payments are recorded as deferred revenue and recognized ratably over the period over which we are obligated to perform services in accordance with SAB 104 (see Critical Accounting Policies and Significant Judgments and Estimates).
      Sanofi-aventis and Novartis contract research & development revenues for 2003 were as follows:

	Up-front Payment to Regeneron

	2003 Regeneron		Amount	Deferred Revenue	Total Revenue
	Expense	Total	Recognized	at December 31,	Recognized in
	Reimbursement	Payment	in 2003	2003	2003

		(In millions)
Novartis	$16.5	$27.0	$4.9	$22.1	$21.4
Sanofi-aventis	10.7	80.0	3.6	76.4	14.3

Total	$27.2	$107.0	$8.5	$98.5	$35.7

      Contract manufacturing revenue relates to our long-term agreement with Merck. Contract manufacturing revenue decreased to $10.1 million in 2003 from $11.1 million in 2002, due primarily to the receipt of a non-recurring $1.0 million payment in the third quarter of 2002 related to services we provided to Merck in prior years. Revenue and the related manufacturing expense are recognized as product is shipped, after acceptance by Merck. Included in contract manufacturing revenue in 2003 and 2002 are $1.7 million and $1.8 million, respectively, of deferred revenue associated with capital improvement reimbursements paid by Merck prior to commencement of production. This deferred revenue is being recognized as product is shipped to Merck based on the total amount of product expected to be shipped over the life of the agreement.

Research and Development Expenses:
      Research and development expenses increased to $136.0 million in 2003 from $125.0 million in 2002. The following table summarizes the major categories of our research and development expenses for the years ended December 31, 2003 and 2002:

	2003	2002

	(In millions)
Research and development expenses:
Payroll and benefits	$38.5	$35.9
Clinical trial expenses	25.0	33.9
Clinical manufacturing costs(1)	29.8	17.3
Research and preclinical development costs	19.6	18.4
Occupancy and other operating costs	23.1	19.5

Total research and development	$136.0	$125.0

(1)	Represents the full cost of manufacturing drug for use in research, preclinical development and clinical trials, including related payroll and benefits, manufacturing materials and supplies, depreciation, and occupancy costs of our Rensselaer manufacturing facility.
      Payroll and benefits increased $2.6 million in 2003 compared with 2002 as we added research and regulatory personnel to support our clinical and research programs. Clinical trial expenses decreased $8.9 million in 2003 from 2002 due primarily to the completion of the double-blind treatment portion of the AXOKINE phase 3 trial in January of 2003. Clinical manufacturing costs increased $12.5 million in 2003 compared to 2002. In 2003 we completed an expansion to our Rensselaer, New York plant, and leased additional warehouse and manufacturing facilities nearby, to increase our capacity to manufacture supplies of our product candidates. As a result, we added manufacturing personnel, purchased more materials and supplies, and incurred higher depreciation and occupancy costs for our manufacturing facilities in 2003 compared to 2002. Research and preclinical development costs increased $1.2 million in 2003 compared to 2002 due primarily to expense recognized in connection with a license agreement granted to us by Merck in 2003 related to the development of AXOKINE. Occupancy and other operating costs increased $3.6 million in 2003 compared to 2002 due primarily to higher costs for the full year 2003 related to leasing additional lab and office space in Tarrytown in the third quarter of 2002, and higher depreciation costs associated with leasehold renovations completed in 2003.

Contract Manufacturing Expenses:
      Contract manufacturing expenses increased to $6.7 million in 2003, compared to $6.5 million in 2002, primarily because we shipped more product to Merck.

General and Administrative Expenses:
      General and administrative expenses increased to $14.8 million in 2003 from $12.5 million in 2002, due primarily to (i) a $1.0 million increase in payroll related costs, (ii) a $0.8 million increase in professional fees, principally associated with legal expenses for general corporate matters and the collaborations with sanofi-aventis and Novartis, and (iii) a $0.5 million increase in operating expenses including rent, utilities, supplies, and insurance.

Other Income and Expense:
      Investment income decreased to $4.5 million in 2003 from $9.5 million in 2002 due primarily to lower effective interest rates on investment securities. In addition, our levels of interest-bearing investments were lower for most of 2003 as we funded our operations. Interest expense was $11.9 million in both 2003 and 2002.

Interest expense is attributable primarily to $200.0 million of convertible notes issued in October 2001, which mature in 2008 and bear interest at 5.5% per annum.
Liquidity and Capital Resources
      Since our inception in 1988, we have financed our operations primarily through offerings of our equity securities, a private placement of convertible debt, revenue earned under our past and present research and development and contract manufacturing agreements, including our agreements with Aventis, Novartis, Procter & Gamble, and Merck, and investment income.

Years Ended December 31, 2004 and 2003

Cash Used in Operations:
      At December 31, 2004, we had $348.9 million in cash, cash equivalents, and marketable securities compared with $366.6 million, which included $10.9 million of restricted marketable securities, at December 31, 2003. In January 2005, we received two $25.0 million payments from sanofi-aventis. One payment was related to a VEGF Trap clinical milestone that was earned in 2004. The second payment related to changes to our collaboration agreement with sanofi-aventis that were made in January 2005. Restricted marketable securities consisted of pledged U.S. government securities which were sufficient upon receipt of scheduled principal and interest payments to provide for the payment in full of the interest payments on the convertible senior subordinated notes through October 2004.
      Net cash used in operations was $16.9 million in 2004 compared to $6.1 million in 2003. The increase in cash used in operations during 2004 was primarily due to the 2003 receipt of non-refundable up-front payments associated with the sanofi-aventis and Novartis collaborations, offset in part by higher 2004 receipts from (i) sanofi-aventis for contract research and development revenue and (ii) Novartis for its $42.75 million payment to us following its first quarter 2004 decision to forego its right under our collaboration to jointly develop the IL-1 Trap. The majority of cash used in operations in both 2004 and 2003 was to fund research and development, primarily related to our VEGF Trap and IL-1 Trap programs.
      In September 2003, we entered into a collaboration agreement with sanofi-aventis to jointly develop and commercialize the VEGF Trap. Sanofi-aventis made a non-refundable up-front payment of $80.0 million which was recorded to deferred revenue and is being recognized as contract research and development revenue ratably over the period during which we expect to perform services. In 2004 and 2003, we recognized $10.5 million and $3.6 million of revenue, respectively, related to this up-front payment and we anticipate, based on current VEGF Trap product development plans, that we will recognize approximately $9.4 million of revenue over each of the next 7 years. Sanofi-aventis has agreed to fund all agreed upon development expenses incurred by both companies in connection with indications included in our collaboration during the term of the agreement. Sanofi-aventis funded $67.8 million of our VEGF Trap development costs in 2004 and $10.7 million in 2003, of which $13.9 million and $8.9 million, respectively, were included in accounts receivable as of December 31, 2004 and 2003. In addition, in December 2004 we earned a $25.0 million milestone payment from sanofi-aventis, which was also included in accounts receivable at December 31, 2004.
      In March 2003, we entered into a collaboration agreement with Novartis to jointly develop and commercialize the IL-1 Trap. Novartis made a non-refundable up-front payment of $27.0 million which was initially recorded to deferred revenue. In 2003, we recognized $4.9 million of revenue related to this up-front payment. In the first quarter of 2004, Novartis provided notice of its intention not to proceed with the joint development of the IL-1 Trap and the remaining balance of the $27.0 million up-front payment, or $22.1 million, was recognized as contract research and development revenue. As described above, we also received a $42.75 million payment from Novartis in the first quarter of 2004 which was recognized as other contract income. In addition, in March 2004, Novartis forgave all its outstanding loans, including accrued interest, to Regeneron totaling $17.8 million, based upon Regeneron’s achieving a pre-defined IL-1 Trap development milestone. Development expenses incurred during 2003 were shared equally by Regeneron and Novartis. In 2003, Novartis agreed to reimburse us for $16.5 million of our IL-Trap development costs, of which $3.2 million was included in accounts receivable as of December 31, 2003.

      In 2003, we recorded a non-cash expense of $1.5 million associated with the issuance of our Common Stock in connection with a license agreement entered into with Merck.
      In both 2004 and 2003, we made two semi-annual interest payments totaling $11.0 million per year on our convertible senior subordinated notes.

Cash Used in Investing Activities:
      Net cash used in investing activities decreased to $4.6 million in 2004 from $63.8 million in 2003, due primarily to a decrease in purchases of marketable securities, net of sales or maturities. In 2004, purchases of marketable securities exceeded sales or maturities by $9.5 million, whereas in 2003, purchases of marketable securities exceeded sales or maturities by $45.2 million. In addition, payments for capital expenditures decreased $23.5 million in 2004 compared to 2003, due primarily to the completion of our Rensselaer plant expansion in 2003.

Cash Provided by Financing Activities:
      Cash provided by financing activities decreased to $4.4 million in 2004 from $108.2 million in 2003, due primarily to the sale of Common Stock to sanofi-aventis and Novartis in 2003 in association with the collaboration agreements. Sanofi-aventis purchased 2,799,552 newly issued unregistered shares of our Common Stock for $45.0 million. Novartis purchased 7,527,050 newly issued unregistered shares of our Common Stock for $48.0 million. In addition, in accordance with our collaboration agreement with Novartis, we elected to fund our share of 2003 IL-1 Trap development expenses through a loan from Novartis that was forgiven in March 2004 upon Regeneron’s achieving a pre-defined IL-1 Trap development milestone. As of December 31, 2003, we had drawn $13.7 million, excluding interest, against this loan facility and we drew an additional $3.8 million during the first quarter of 2004 for expenses incurred during 2003.

Sanofi-aventis Agreement:
      In January 2005, we and sanofi-aventis amended our collaboration agreement to exclude rights to develop and commercialize the VEGF Trap for eye diseases through local delivery systems. In connection with this amendment, sanofi-aventis made a $25.0 million non-refundable payment to us.
      Under the collaboration agreement, as amended, we and sanofi-aventis will share co-promotion rights and profits on sales, if any, of the VEGF Trap for disease indications included in our collaboration. In December 2004, we earned a $25.0 million payment from sanofi-aventis, which was received in January 2005, upon achievement of an early-stage clinical milestone. We may also receive up to $360.0 million in additional milestone payments upon receipt of specified marketing approvals for up to eight VEGF Trap indications in Europe or the United States.
      We have agreed to continue to manufacture clinical supplies of the VEGF Trap at our plant in Rensselaer, New York. Sanofi-aventis has agreed to be responsible for providing commercial scale manufacturing capacity for the VEGF Trap. Under the collaboration agreement, as amended, agreed upon development expenses incurred by both companies during the term of the agreement, including costs associated with the manufacture of clinical drug supply, will be funded by sanofi-aventis. If the collaboration becomes profitable, we will reimburse sanofi-aventis for 50% of these development expenses, including 50% of the $25.0 million payment received in connection with the January 2005 amendment to our collaboration agreement, in accordance with a formula based on the amount of development expenses and our share of the collaboration profits, or at a faster rate at our option. In addition, if the first commercial sale of a VEGF Trap product for diseases of the eye through local delivery systems predates the first commercial sale of a VEGF Trap product under the collaboration, we will begin reimbursing sanofi-aventis for up to $7.5 million of VEGF Trap development expenses commencing two years after such initial commercialization outside the collaboration in accordance with a formula until the first commercial VEGF Trap sale under the collaboration occurs. Since inception of the collaboration agreement through December 31, 2004, we incurred and were subsequently reimbursed by sanofi-aventis for $78.1 million in development expenses related to the VEGF Trap program. In addition to expenses incurred by us, sanofi-aventis has incurred $8.4 million in development expenses through December 31, 2004 related to the VEGF Trap program.
      We and sanofi-aventis plan to initiate multiple clinical studies in 2005 to evaluate the VEGF Trap as both a single-agent and in combination with other therapies in various cancer indications. During the third quarter of 2004, the FDA granted Fast Track designation to the VEGF Trap for a specific niche cancer indication. As a result of the FDA’s decision, we and sanofi-aventis plan to initiate a clinical trial in that indication in 2005.

Merck License Agreement:
      In August 2003, Merck granted to us a non-exclusive license to certain patents and patent applications which may be used in the development and commercialization of AXOKINE. As consideration, we issued to Merck 109,450 newly issued unregistered shares of our Common Stock (the Merck Shares), valued at $1.5 million based on the fair market value of shares of our Common Stock on the agreement’s effective date. In August 2004, we repurchased from Merck, and subsequently retired, the Merck Shares for $0.9 million, based on the fair market value of the shares on August 19, 2004. We also made a cash payment of $0.6 million to Merck as required under the license agreement. The agreement requires us to make an additional payment to Merck upon receipt of marketing approval for a product covered by the licensed patents. In addition, we would be required to pay royalties, at staggered rates in the mid-single digits, based on the net sales of products covered by the licensed patents.

Convertible Debt:
      In 2001, we issued $200.0 million aggregate principal amount of convertible senior subordinated notes in a private placement and received proceeds, after deducting the initial purchasers’ discount and out-of pocket expenses, of $192.7 million. The notes bear interest at 5.5% per annum, payable semi-annually and mature in 2008. The notes are convertible into shares of our Common Stock at a conversion price of approximately $30.25 per share, subject to adjustment in certain circumstances. We may redeem some or all of the notes if the closing price of our Common Stock has exceeded 140% of the conversion price then in effect for a specified period of time.
      As part of this transaction, we pledged $31.6 million of U.S. government securities which was sufficient upon receipt of scheduled principal and interest payments to provide for the payment in full of the first six scheduled interest payments on the notes when due, the last of which was paid in October 2004.

Capital Expenditures:
      Our additions to property, plant, and equipment totaled $6.0 million in 2004, $16.9 million in 2003, and $45.9 million in 2002, including a total of $48.0 million in 2002 and 2003 related to the expansion of our manufacturing facilities in Rensselaer, New York, which was completed in 2003. In 2005, we expect to incur approximately $10 million in capital expenditures which primarily consists of equipment for our expanded manufacturing, research, and development activities.

Funding Requirements:
      Our total expenses for research and development from inception through December 31, 2004 have been approximately $857 million. We have entered into various agreements related to our activities to develop and commercialize product candidates and utilize our technology platforms, including collaboration agreements, such as with sanofi-aventis, Novartis, and Procter & Gamble, and agreements to use our Velocigenetm technology platform, such as with Serono S.A. We incurred expenses associated with these agreements, which include an allocable portion of general and administrative costs, of $75.3 million, $56.0 million and $11.9 million in 2004, 2003, and 2002, respectively.
      We expect to continue to incur substantial funding requirements primarily for research and development activities (including preclinical and clinical testing). We currently anticipate that approximately 55%-65% of our expenditures for 2005 will be directed toward the preclinical and clinical development of product candidates, including the VEGF Trap, IL-1 Trap, and IL-4/13 Trap; approximately 20%-30% of our expenditures for 2005 will be applied to our basic research activities and the continued development of our novel technology platforms; and the remainder of our expenditures for 2005 will be used for capital expenditures and general corporate purposes.
      In connection with our funding requirements, the following table summarizes our contractual obligations as of December 31, 2004 for leases and long-term debt. None of these obligations extend beyond 5 years.

		Payments Due by Period

		Less than	1 to 3	4 to 5
	Total	one year	years	years

	(In millions)
Convertible Senior Subordinated Notes Payable(1)	$244.0	$11.0	$22.0	$211.0
Operating Leases(2)	17.7	4.9	9.2	3.6

(1)	Includes amounts representing interest.

(2)	Excludes future contingent rental costs for utilities, real estate taxes, and operating expenses. In 2004, these costs were $6.0 million.
      The amount we need to fund operations will depend on various factors, including the status of competitive products, the success of our research and development programs, the potential future need to expand our professional and support staff and facilities, the status of patents and other intellectual property rights, the delay or failure of a clinical trial of any of our potential drug candidates, and the continuation, extent, and success of any collaborative research and development collaborations (including those with sanofi-aventis and Procter & Gamble). Clinical trial costs are dependent, among other things, on the size and duration of trials, fees charged for services provided by clinical trial investigators and other third parties, the costs for manufacturing the product candidate for use in the trials, supplies, laboratory tests, and other expenses. The amount of funding that will be required for our clinical programs depends upon the results of our research and preclinical programs and early-stage clinical trials, regulatory requirements, the clinical trials underway plus additional clinical trials that we decide to initiate, and the various factors that affect the cost of each trial as described above. In the future, if we are able to successfully develop, market, and sell certain of our product candidates, we may be required to pay royalties or otherwise share the profits generated on such sales in connection with our collaboration and licensing agreements. Also under the terms of the sanofi-aventis collaboration agreement, if the collaboration becomes profitable, we will reimburse sanofi-aventis for 50 percent of the VEGF Trap development expenses, including 50% of the $25.0 million payment received in connection with amending our collaboration agreement in January 2005, in accordance with a formula based on the amount of development expenses and our share of the collaboration profits, or at a faster rate at our option. In addition, if the first commercial sale of a VEGF Trap product for diseases of the eye through local delivery systems predates the first commercial sale of a VEGF Trap product under the collaboration, we will begin reimbursing sanofi-aventis for up to $7.5 million of VEGF Trap development expenses commencing two years after such initial commercialization outside the collaboration in accordance with a formula until the first commercial VEGF Trap sale under the collaboration occurs. Sanofi-aventis has the right to terminate the agreement without cause with at least twelve months advance notice. Upon termination of the agreement for any reason, any remaining obligation to reimburse sanofi-aventis for 50% of the VEGF Trap development expenses will terminate and we will retain all rights to the VEGF Trap.
      We expect that expenses related to the filing, prosecution, defense, and enforcement of patent and other intellectual property claims will continue to be substantial as a result of patent filings and prosecutions in the United States and foreign countries.
      We believe that our existing capital resources will enable us to meet operating needs through at least mid-2007. However, this is a forward-looking statement based on our current operating plan, and there may be a change in projected revenues or expenses that would lead to our capital being consumed significantly before such time. If there is insufficient capital to fund all of our planned operations and activities, we believe we would prioritize available capital to fund preclinical and clinical development of our product candidates. We have no off-balance sheet arrangements and do not guarantee the obligations of any other entity. As of December 31, 2004, we had no established banking arrangements through which we could obtain short-term financing or a line of credit. In the event we need additional financing for the operation of our business, we will consider collaborative arrangements and additional public or private financing, including additional equity financing. In January 2005, we filed a shelf registration statement on Form S-3 to sell, in one or more offerings, up to $200.0 million of equity or debt securities, together or separately, which registration statement was declared effective in February 2005. However, there is no assurance that we will be able to complete any such offerings of securities. Factors influencing the availability of additional financing include our progress in product development, investor perception of our prospects, and the general condition of the financial markets. We may not be able to secure the necessary funding through new collaborative arrangements or additional public or private offerings. If we cannot raise adequate funds to satisfy our capital requirements, we may have to delay, scale-back, or eliminate certain of our research and development activities or future operations. This could harm our business.
Critical Accounting Policies and Significant Judgments and Estimates

Revenue Recognition:
      We recognize revenue from contract research and development and research progress payments in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104) and Emerging Issues Task Force 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (EITF 00-21). During the third quarter of 2003, we elected to change the method we use to recognize revenue under SAB 104 related to non-refundable collaborator payments, including up-front licensing payments, payments for development activities, and research progress (milestone) payments, to the Substantive Milestone Method, adopted retroactively to January 1, 2003. Under this method, we recognize revenue from non-refundable up-front license payments, not tied to achieving a specific performance milestone, ratably over the period over which we expect to perform services. The period over which we expect to perform services is estimated based on product development plans. These estimates are updated based on the results and progress of clinical trials and drug production and revisions to these estimates could result in changes to the amount of revenue recognized each year in the future. In addition, if a collaborator terminates the agreement in accordance with the terms of the contract, we would recognize the remainder of the up-front payment at the time of the termination. Payments for development activities are recognized as revenue as earned, ratably over the period of effort. Substantive at-risk milestone payments, which are based on achieving a specific performance milestone, are recognized as revenue when the milestone is achieved and the related payment is due, provided there is no future service obligation associated with that milestone. Previously, we had recognized revenue from non-refundable collaborator payments based on the percentage of costs incurred to date, estimated costs to complete, and total expected contract revenue. However, the revenue recognized was limited to the amount of non-refundable payments received. The change in accounting method was made because we believe that it better reflects the substance of our collaborative agreements and is more consistent with current practices in the biotechnology industry.
      In connection with our VEGF Trap collaboration agreement with sanofi-aventis, in September 2003, we received a non-refundable up-front payment of $80.0 million which was recorded to deferred revenue and is being recognized as contract research and development revenue ratably over the period over which we are obligated to perform services. In the fourth quarter of 2004, we revised our estimate based on current VEGF Trap product development plans and extended the period over which we expect to be obligated to perform services under the collaboration by one year. As a result, we anticipate that we will recognize approximately $9.4 million of revenue related to the sanofi-aventis $80.0 million up-front payment over each of the next 7 years. Also, in connection with our collaboration agreement with Novartis, in the first quarter of 2004, Novartis provided notice of its intention not to proceed with the joint development of the IL-1 Trap. Accordingly, the remaining balance of the $27.0 million up-front payment, or $22.1 million, was recognized as contract research and development revenue.

Recognition of Deferred Revenue Related to Contract Manufacturing Agreement:
      We have entered into a contract manufacturing agreement with Merck under which we manufacture a vaccine intermediate at our Rensselaer, New York facility and perform services. We recognize contract manufacturing revenue from this agreement after the product is tested and approved by, and shipped (FOB Shipping Point) to, Merck, and as services are performed. In connection with the agreement, we agreed to modify portions of our Rensselaer facility to manufacture Merck’s vaccine intermediate and Merck agreed to reimburse us for the related capital costs. These capital cost payments were deferred and are recognized as revenue as product is shipped to Merck, based upon our estimate of Merck’s order quantities each year through the expected end of the agreement which, for 2004 and prior years, was October 2005. Since we commenced production of the vaccine intermediate in November 1999, our estimates of Merck’s order quantities each year have not been materially different from Merck’s actual orders.
      In February 2005, we and Merck amended our contract manufacturing agreement by extending its term by one year through October 2006. In addition, we provided Merck the opportunity, upon twelve months’ prior notice, to extend the agreement for an additional year through October 2007. As a result, we will recognize the remaining deferred balance of Merck’s capital cost payments as of December 31, 2004, or $2.7 million, as revenue as product is shipped to Merck, based upon our revised estimate of Merck’s order quantities through October 2006.

Clinical Trial Accrual Estimates:
      For each clinical trial that we conduct, certain clinical trial costs, which are included in research and development expenses, are expensed based on the expected total number of patients in the trial, the rate at which patients enter the trial, and the period over which clinical investigators or contract research organizations are expected to provide services. We believe that this method best aligns the expenses we record with the efforts we expend on a clinical trial. During the course of a trial, we adjust our rate of clinical expense recognition if actual results differ from our estimates. No material adjustments to our past clinical trial accrual estimates were made during the years ended December 31, 2004, 2003, and 2002.

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
      In some situations, the life of the asset may be extended or shortened if circumstances arise that would lead us to believe that the estimated life of the asset has changed. The life of leasehold improvements may change based on the extension of lease contracts with our landlords. Changes in the estimated lives of assets will result in an increase or decrease in the amount of depreciation recognized in future periods. Costs of construction of certain long-lived assets include capitalized interest which is amortized over the estimated useful life of the related asset.
Future Impact of Recently Issued Accounting Standards
      In April 2004, the Emerging Issues Task Force issued Statement No. 03-6, Participating Securities and the Two — Class Method under FASB Statement No. 128, Earnings per Share (EITF 03-6). EITF 03-6 addresses a number of questions regarding the computation of earnings per share (EPS) by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. EITF 03-6 defines participation rights based solely on whether the holder would be entitled to receive any dividends if the entity declared them during the period and requires the use of the two-class method for computing basic EPS when participating convertible securities exist. In addition, EITF 03-6 expands the use of the two-class method to encompass other forms of participating securities and is effective for fiscal periods beginning after March 31, 2004. Since we have no participating securities, our adoption of EITF 03-6 did not have a material impact on our financial statements.
      In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151, Inventory Costs, an amendment of ARB 43, Chapter 4 (SFAS No. 151). SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material by requiring that those items be recognized as current-period charges in all circumstances. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. We believe that the future adoption of SFAS No. 151 will not have a material impact on our financial statements.
      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment (SFAS No. 123R). SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, and requires the recognition of compensation expense in an amount equal to the fair value of the share-based payment (including stock options and restricted stock) issued to employees. SFAS No. 123R is effective for fiscal periods beginning after June 15, 2005. We currently intend to adopt SFAS No. 123R effective July 1, 2005 using the modified prospective method. Under the modified prospective method, compensation cost is recognized beginning with the effective date based on (a) the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. Although the impact of adopting SFAS No. 123R has not yet been quantified, we believe that the future adoption of this standard will have a material impact on our financial statements.
      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29 (SFAS No. 153). SFAS No. 153 eliminates an exception for nonmonetary exchanges of similar productive assets under APB Opinion No. 29, and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is to be applied prospectively and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We believe that the future adoption of SFAS No. 153 will not have a material impact on our financial statements.
Risk Factors
      We operate in an environment that involves a number of significant risks and uncertainties. We caution you to read the following risk factors, which have affected, and/or in the future could affect, our business, operating results, financial condition, and cash flows. The risks described below include forward-looking statements, and actual events and our actual results may differ substantially from those discussed in these forward-looking statements. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also impair our business operations. Furthermore, additional risks and uncertainties are discussed elsewhere in this Annual Report on Form 10-K and should be considered by our investors.
Risks Related to Our Financial Results and Need for Additional Financing

We have had a history of operating losses and we may never achieve profitability. If we continue to incur operating losses, we may be unable to continue our operations.
      From inception on January 8, 1988 through December 31, 2004, we had a cumulative loss of $489.8 million. If we continue to incur operating losses and fail to become a profitable company, we may be unable to continue our operations. We have no products that are available for sale and do not know when we will have products available for sale, if ever. In the absence of revenue from the sale of products or other sources, the amount, timing, nature or source of which cannot be predicted, our losses will continue as we conduct our research and development activities. We currently receive contract manufacturing revenue from our agreement with Merck and contract research and development revenue from our agreements with Procter & Gamble and Serono. Our agreements with Procter & Gamble and Serono may expire in 2005. Our agreement with Merck is scheduled to expire before the end of 2006, unless extended for one additional year by Merck. We can provide no assurance that all or any of these agreements will be extended. Failure to extend these agreements may negatively impact our business, financial condition or results of operations.

We will need additional funding in the future, which may not be available to us, and which may force us to delay, reduce or eliminate our product development programs or commercialization efforts.
      We will need to expend substantial resources for research and development, including costs associated with clinical testing of our product candidates. We believe our existing capital resources will enable us to meet operating needs through at least mid-2007; however, our projected revenue may decrease or our expenses may increase and that would lead to our capital being consumed significantly before such time. We will likely require additional financing in the future and we may not be able to raise such additional funds. If we are able to obtain additional financing through the sale of equity or convertible debt securities, such sales may be dilutive to our shareholders. Debt financing arrangements may require us to pledge certain assets or enter into covenants that would restrict our business activities or our ability to incur further indebtedness and may contain other terms that are not favorable to our shareholders. If we are unable to raise sufficient funds to complete the development of our product candidates, we may face delay, reduction or elimination of our research and development programs or preclinical or clinical trials, in which case our business, financial condition or results of operations may be materially harmed.

We have a significant amount of debt and may have insufficient cash to satisfy our debt service and repayment obligations. In addition, the amount of our debt could impede our operations and flexibility.
      We have a significant amount of convertible debt and semi-annual interest payment obligations. This debt, unless converted to shares of our common stock, will mature in October 2008. We may be unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on our debt. Even if we are able to meet our debt service obligations, the amount of debt we already have could hurt our ability to obtain any necessary financing in the future for working capital, capital expenditures, debt service requirements or other purposes. In addition, our debt obligations could require us to use a substantial portion of cash to pay principal and interest on our debt, instead of applying those funds to other purposes, such as research and development, working capital, and capital expenditures.

We intend to adopt, effective January 1, 2005, the fair market value based method of accounting for stock-based employee compensation. This is expected to materially increase our non-cash compensation expenses in our Statement of Operations commencing in 2005, primarily due to compensation costs related to stock options.
      We intend to adopt, effective January 1, 2005, the fair value based method of accounting for stock-based employee compensation under the provisions of SFAS Statement of Financial Accounting Standards No. 123 (SFAS No. 123), Accounting for Stock Based Compensation, as modified by Statement of Accounting Standards No. 148 (SFAS No. 148), Accounting for Stock Based Compensation — Transition and Disclosure, using the modified prospective method. SFAS Nos. 123/148 require that compensation expense in an amount equal to the fair market value of the share-based payment (including stock option awards) be recognized over the vesting period of the awards. We expect to begin recognizing this compensation cost in the first quarter of 2005. The impact of adopting SFAS Nos. 123/148 in 2005 has not yet been quantified. However, had we adopted SFAS Nos. 123/148 effective January 1, 2004, our net income would have decreased by approximately $33.6 million and our basic net income per share would have decreased from $0.75 per share to $0.15 per share.

      In addition, in December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires the recognition of compensation expense in an amount equal to the fair value of share-based payments (including stock options) issued to employees. We will be required to adopt SFAS No. 123R effective for the quarter beginning July 1, 2005. The impact of adopting SFAS No. 123R has not yet been quantified.
      The expected negative impact on our income (loss) as a result of adopting SFAS No. 123/148 commencing January 1, 2005, and subsequently adopting SFAS No. 123R commencing July 1, 2005, may materially negatively affect our stock price.
Risks Related to Development of Our Product Candidates

Successful development of any of our product candidates is highly uncertain.
      Only a small minority of all research and development programs ultimately result in commercially successful drugs. We have never developed a drug that has been approved for marketing and sale, and we may never succeed in developing an approved drug. Even if clinical trials demonstrate safety and effectiveness of any of our product candidates for a specific disease and the necessary regulatory approvals are obtained, the commercial success of any of our product candidates will depend upon their acceptance by patients, the medical community, and third-party payors and on our and our partners’ ability to successfully manufacture and commercialize our product candidates. Our product candidates are delivered either by intravenous, intravitreal or subcutaneous injections, which are generally less well received by patients than tablet or capsule delivery. If our products are not successfully commercialized, we will not be able to recover the significant investment we have made in developing such products and our business would be severely harmed.

Clinical trials required for our product candidates are expensive and time-consuming, and their outcome is highly uncertain. If any of our drug trials are delayed or achieve unfavorable results, we will have to delay or may be unable to obtain regulatory approval for our product candidates.
      We must conduct extensive testing of our product candidates before we can obtain regulatory approval to market and sell them. We need to conduct both preclinical animal testing and human clinical trials. Conducting these trials is a lengthy, time-consuming, and expensive process. These tests and trials may not achieve favorable results for many reasons, including, among others, failure of the product candidate to demonstrate safety or efficacy, the development of serious or life-threatening adverse events (or side effects) caused by or connected with exposure to the product candidate, difficulty in enrolling and maintaining subjects in the clinical trial, lack of sufficient supplies of the product candidate, and the failure of clinical investigators, trial monitors and other consultants, or trial subjects to comply with the trial plan or protocol. A clinical trial may fail because it did not include a sufficient number of patients to detect the endpoint being measured or reach statistical significance. A clinical trial may also fail because the dose(s) of the investigational drug included in the trial were either too low or too high to determine the optimal effect of the investigational drug in the disease setting. For example, we intend to study higher doses of the IL-1 Trap after a previous phase 2 trial of the IL-1 Trap in subjects with rheumatoid arthritis failed to achieve its primary endpoint. Additional clinical trial risks and examples of our prior clinical trials which did not achieve favorable results are described in the risk factor below entitled “A previous phase 3 study evaluating AXOKINE demonstrated modest average weight loss over a 12-month period. In addition, a completed phase 2 study evaluating the IL-1 Trap in patients with rheumatoid arthritis failed to achieve its primary endpoint.”
      We will need to reevaluate any drug candidate that does not test favorably and either conduct new trials, which are expensive and time consuming, or abandon the drug development program. Even if we obtain positive results from preclinical or clinical trials, we may not achieve the same success in future trials. Many companies in the biopharmaceutical industry, including us, have suffered significant setbacks in clinical trials, even after promising results have been obtained in earlier trials. The failure of clinical trials to demonstrate safety and effectiveness for the desired indication(s) could harm the development of the product candidate(s), and our business, financial condition, and results of operations may be materially harmed.

The development of serious or life-threatening side effects with any of our product candidates would lead to delay or discontinuation of development, which could severely harm our business.
      During the conduct of clinical trials, patients report changes in their health, including illnesses, injuries, and discomforts, to their study doctor. Often, it is not possible to determine whether or not the drug candidate being studied caused these conditions. Various illnesses, injuries, and discomforts have been reported from time-to-time during clinical trials of our product candidates. Although our current drug candidates appeared to be generally well tolerated in clinical trials conducted to date, it is possible as we test any of them in larger, longer, and more extensive clinical programs, illnesses, injuries, and discomforts that were observed in earlier trials, as well as conditions that did not occur or went undetected in smaller previous trials, will be reported by patients. Many times, side effects are only detectable after investigational drugs are tested in large scale, phase 3 clinical trials or, in some cases, after they are made available to patients after approval. If additional clinical experience indicates that any of our product candidates has many side effects or causes serious or life-threatening side effects, the development of the product candidate may fail or be delayed, which would severely harm our business.
      Our VEGF Trap is being studied for the potential treatment of certain types of cancer and diseases of the eye. There are many potential safety concerns associated with significant blockade of vascular endothelial growth factor, or VEGF. These risks, based on the clinical and preclinical experience of systemically delivered VEGF inhibitors, including the VEGF Trap, include bleeding, hypertension, and proteinuria. These serious side effects and other serious side effects have been reported in our VEGF Trap studies in cancer and diseases of the eye. In addition, patients given infusions of any protein, including the VEGF Trap delivered through intravenous administration, may develop severe hypersensitivity reactions, referred to as infusion reactions. These and other complications or side effects could harm the development of the VEGF Trap for either the treatment of cancer or diseases of the eye.
      Although the IL-1 Trap was generally well tolerated and was not associated with any drug-related serious adverse events in the phase 2 rheumatoid arthritis study completed in 2003, safety or tolerability concerns may arise as we test higher doses of the IL-1 Trap in patients with rheumatoid arthritis and other inflammatory diseases and disorders. Like TNF-antagonists such as Enbrel® (a registered trademark of Amgen) and Remicade® (a registered trademark of Centocor), the IL-1 Trap affects the immune defense system of the body by blocking some of its functions. Therefore, there may be an increased risk for infections to develop in patients treated with the IL-1 Trap. In addition, patients given infusions of the IL-1 Trap delivered through intravenous administration have developed hypersensitivity reactions, referred to as infusion reactions. These and other complications or side effects could harm the development of the IL-1 Trap.

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
      In March 2003, we reported data from the 12-month treatment period of our initial phase 3 pivotal trial of AXOKINE. Although the phase 3 study met its primary endpoints and individuals achieved a medically meaningful weight loss, the average weight loss was small and limited by the development of antibodies.
      In October 2003, we reported results from the first phase 2 trial of our IL-1 Trap in rheumatoid arthritis. We plan to conduct large-scale rheumatoid arthritis trials of the IL-1 Trap in a larger patient population, testing higher doses than were tested in the previous phase 2 trial for a longer period of time. We plan to study higher doses of the IL-1 Trap through subcutaneous injections and intravenous delivery. However, higher doses may not lead to better results than were demonstrated in the previous phase 2 trial. In addition, safety or tolerability concerns may arise which limit our ability to deliver higher doses of the IL-1 Trap to patients. The dose levels that will be tested are substantially higher than the dose levels of other biological therapeutics currently approved for the treatment of rheumatoid arthritis. The higher doses may affect the safety and/or tolerability of the IL-1 Trap, which may limit its commercial potential if the product candidate is ever approved for marketing and sale.
      We intend to study our lead product candidates, the VEGF Trap and IL-1 Trap, in a wide variety of indications in so-called “proof of concept” studies. We intend to study the VEGF Trap in a variety of cancer settings and ophthalmologic indications and the IL-1 Trap in a wide variety of inflammatory disorders. The specific indications were selected based on available pre-clinical and clinical data from medical publications, our product candidates, and competitive agents. The purpose of these exploratory “proof of concept” studies is to identify what diseases, if any, are best suited for treatment with these product candidates. However, it is likely that our product candidates will not demonstrate the requisite efficacy and/or safety profile to support continued development for most of the indications that are to be studied in these “proof of concepts” studies. In fact, our product candidates may not demonstrate the requisite efficacy and safety profile to support the continued development for any of the indications studied in these early-stage trials.
Regulatory and Litigation Risks

If we do not obtain regulatory approval for our product candidates, we will not be able to market or sell them.
      We cannot sell or market products without regulatory approval. If we do not obtain and maintain regulatory approval for our product candidates, the value of our company and our results of operations will be harmed. In the United States, we must obtain and maintain approval from the United States Food and Drug Administration (FDA) for each drug we intend to sell. Obtaining FDA approval is typically a lengthy and expensive process, and approval is highly uncertain. Foreign governments also regulate drugs distributed in their country and approval in any country is likely to be a lengthy and expensive process, and approval is highly uncertain. None of our product candidates has ever received regulatory approval to be marketed and sold in the United States or any other country. We may never receive regulatory approval for any of our product candidates.

If the testing or use of our products harms people, we could be subject to costly and damaging product liability claims. We could also face costly and damaging claims arising from employment law, securities law, environmental law or other applicable laws governing our operations.
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

      In May 2003, purported class action securities lawsuits were commenced against us and certain of our officers and directors in the United States District Court for the Southern District of New York. A consolidated amended class action complaint was filed in October 2003. The complaint, which purports to be brought on behalf of a class consisting of investors in our publicly traded securities between March 28, 2000 and March 30, 2003, alleges that the defendants misstated or omitted material information concerning the safety and efficacy of AXOKINE, in violation of Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Damages are sought in an unspecified amount. On February 1, 2005, the United States District Court of the Southern District for New York denied our motion to dismiss the consolidated amended complaint. We believe the lawsuit is without merit and intend to continue to defend the action vigorously. Because we do not believe that a loss is probable, no legal reserve has been established. However, we cannot assure investors that we will be successful in defending this action, or that the amount of any settlement or judgment in this action will not exceed the coverage limits of our director and officers liability insurance policies. If we are not successful in defending this action, our business and financial condition could be adversely affected. In addition, whether or not we are successful, the defense of this action may divert attention of our management and other resources that would otherwise be engaged in running our business.

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
Risks Related to Our Dependence on Third Parties

On February 27, 2004, Novartis Pharma AG provided notice to us that they would not participate in the continued development and commercialization of the IL-1 Trap under our collaboration agreement. This may harm our ability to develop and commercialize the IL-1 Trap.
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

If our collaboration with sanofi-aventis for the VEGF Trap is terminated, our business operations and our ability to develop, manufacture, and commercialize the VEGF Trap in the time expected, or at all, would be harmed.
      We rely heavily on sanofi-aventis to assist with the development of the VEGF Trap. If the VEGF Trap program continues, we will rely on sanofi-aventis to assist with funding the VEGF Trap program, providing commercial manufacturing capacity, enrolling and monitoring clinical trials, obtaining regulatory approval, particularly outside the United States, and providing sales and marketing support. While we cannot assure you that the VEGF Trap will ever be successfully developed and commercialized, if sanofi-aventis does not perform its obligations in a timely manner, or at all, our ability to develop, manufacture, and commercialize the VEGF Trap will be significantly adversely affected. Sanofi-aventis has the right to terminate its collaboration agreement with us at any time. If sanofi-aventis were to terminate its collaboration agreement with us, we might not have the resources or skills to replace those of our partner, which could cause significant delays in the development and/or manufacture of the VEGF Trap and result in substantial additional costs to us. We have no sales, marketing or distribution capabilities and would have to develop or outsource these capabilities. Termination of the sanofi-aventis collaboration agreement would create new and additional risks to the successful development of the VEGF Trap.

Our collaborators and service providers may fail to perform adequately in their efforts to support the development, manufacture, and commercialization of our drug candidates.
      We depend upon third-party collaborators, including sanofi-aventis and service providers such as clinical research organizations, outside testing laboratories, clinical investigator sites, and third party manufacturers and product packagers and labelers, to assist us in the development of our product candidates. If any of our existing collaborators or service providers breaches or terminates its agreement with us or does not perform its development or manufacturing services under an agreement in a timely manner or at all, we would experience additional costs, delays, and difficulties in the development or ultimate commercialization of our product candidates.
Risks Related to the Manufacture of Our Product Candidates

We have limited manufacturing capacity, which could inhibit our ability to successfully develop or commercialize our drugs.
      Before approving a new drug or biologic product, the FDA requires that the facilities at which the product will be manufactured be in compliance with current good manufacturing practices, or cGMP requirements. Manufacturing product candidates in compliance with these regulatory requirements is complex, time-consuming, and expensive. To be successful, our products must be manufactured for development, following approval, in commercial quantities, in compliance with regulatory requirements, and at competitive costs. If we or any of our product collaborators or third-party manufacturers, fillers or labelers are unable to maintain regulatory compliance, the FDA can impose regulatory sanctions, including, among other things, refusal to approve a pending application for a new drug or biologic product, or revocation of a pre-existing approval. As a result, our business, financial condition, and results of operations may be materially harmed.
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
      We have large-scale manufacturing operations in Rensselaer, New York. Under a long-term manufacturing agreement with Merck, which expires in October 2006 unless extended for one additional year by Merck, we produce an intermediate for a Merck pediatric vaccine at our facility in Rensselaer, New York. We also use our facilities to produce API for our own clinical and preclinical candidates. If we no longer use our facilities to manufacture the Merck intermediate or clinical candidates are discontinued, we would have to absorb overhead costs and inefficiencies.

Certain of our raw materials are single-sourced from third parties; third-party supply failures could adversely affect our ability to supply our products.
      Certain raw materials necessary for manufacturing and formulation of our product candidates are provided by single-source unaffiliated third-party suppliers. We would be unable to obtain these raw materials for an indeterminate period of time if these third-party single-source suppliers were to cease or interrupt production or otherwise fail to supply these materials or products to us for any reason, including due to regulatory requirements or action, due to adverse financial developments at or affecting the supplier or due to labor shortages or disputes. This, in turn, could materially and adversely affect our ability to manufacture our product candidates for use in clinical trials, which could materially and adversely affect our business and future prospects.
      Also, certain of the raw materials required in the manufacturing and the formulation of our clinical candidates may be derived from biological sources, including mammalian tissues, bovine serum, and human serum albumin. There are certain European regulatory restrictions on using these biological source materials. If we are required to substitute these sources to comply with European regulatory requirements, our clinical development activities may be delayed or interrupted.
Risks Related to Commercialization of Products

If we are unable to establish sales, marketing, and distribution capabilities, or enter into agreements with third parties to do so, we will be unable to successfully market and sell future products.
      We have no sales or distribution personnel or capabilities and have only a small staff with marketing capabilities. If we are unable to obtain those capabilities, either by developing our own organizations or entering into agreements with service providers, we will not be able to successfully sell any products that we may obtain regulatory approval for and bring to market in the future. In that event, we will not be able to generate significant revenue, even if our product candidates are approved. We cannot guarantee that we will be able to hire the qualified sales and marketing personnel we need or that we will be able to enter into marketing or distribution agreements with third-party providers on acceptable terms, if at all. Under the terms of our collaboration agreement with sanofi-aventis, we currently rely on sanofi-aventis for sales, marketing, and distribution of the VEGF Trap, should it be approved in the future by regulatory authorities for marketing. We will have to rely on a third party or devote significant resources to develop our own sales, marketing, and distribution capabilities for our other product candidates, and we may be unsuccessful in developing our own sales, marketing, and distribution organization.

We may be unable to formulate or manufacture our product candidates in a way that is suitable for clinical or commercial use.
      Changes in product formulations and manufacturing processes may be required as product candidates progress in clinical development and are ultimately commercialized. If we are unable to develop suitable product formulations or manufacturing processes to support large scale clinical testing of our product candidates, including the VEGF Trap, IL-1 Trap, and IL-4/13 Trap, we may be unable to supply necessary materials for our clinical trials, which would delay the development of our product candidates. Similarly, if we are unable to supply sufficient quantities of our product or develop product formulations suitable for commercial use, we will not be able to successfully commercialize our product candidates. For example, we are in the process of developing formulations that would allow delivery of higher doses of the IL-1 Trap to test in clinical trials. The dose levels that will be tested are substantially higher than the dose levels of other biological therapeutics currently approved for treatment of rheumatoid arthritis. Separate new formulations will be used for subcutaneous and intravenous administration of the higher dose therapeutic. If we are unable to develop or manufacture such a higher dose formulation that can be produced in a cost-effective manner, potential future IL-1 Trap sales and profitability may be limited.

Even if our product candidates are ever approved, their commercial success is highly uncertain because our competitors may get to the marketplace before we do with better or lower cost drugs or the market for our product candidates may be too small to support commercialization or sufficient profitability.
      There is substantial competition in the biotechnology and pharmaceutical industries from pharmaceutical, biotechnology, and chemical companies. Many of our competitors have substantially greater research, preclinical and clinical product development and manufacturing capabilities, and financial, marketing, and human resources than we do. Our smaller competitors may also enhance their competitive position if they acquire or discover patentable inventions, form collaborative arrangements or merge with large pharmaceutical companies. Even if we achieve product commercialization, our competitors have achieved, and may continue to achieve, product commercialization before our products are approved for marketing and sale.
      Genentech has an approved VEGF antagonist on the market for treating certain cancers and many different pharmaceutical and biotechnology companies are working to develop competing VEGF antagonists, including Novartis, Eyetech Pharmaceuticals, and Pfizer. Many of these molecules are further along in development than the VEGF Trap and may offer competitive advantages over our molecule. Novartis has an ongoing phase 3 clinical development program evaluating an orally delivered VEGF tyrosine kinase in different cancer settings. If this phase 3 product candidate is safer and more efficacious than Genentech’s approved VEGF antibody in these cancer settings, it will make it more difficult for us to successfully develop and commercialize the VEGF Trap. The marketing approval for Genentech’s VEGF antagonist, Avastintm, may make it more difficult for us to enroll patients in clinical trials to support the VEGF Trap and to obtain regulatory approval of the VEGF Trap in these cancer settings. This may delay or impair our ability to successfully develop and commercialize the VEGF Trap. In addition, even if the VEGF Trap is ever approved for sale for the treatment of certain cancers, it will be difficult for our drug to compete against Avastin and, if approved by the FDA, the Novartis phase 3 tyrosine kinase, because doctors and patients will have significant experience using these medicines.
      The market for eye diseases is also very competitive. Eyetech Pharmaceuticals and Pfizer are marketing an approved VEGF inhibitor for age-related macular degeneration. Novartis and Genentech are collaborating on another VEGF inhibitor for the treatment of eye diseases that is in phase 3 development. The marketing approval of the Eyetech/ Pfizer VEGF inhibitor and the potential approval of the Novarits/ Genentech VEGF antibody makes it more difficult for us to successfully develop the VEGF Trap in eye diseases. In addition, even if the VEGF Trap is ever approved for sale for the treatment of eye diseases, it will be difficult for our drug to compete against the Eyetech/ Pfizer drug and, if approved by the FDA, the Novartis/ Genentech phase 3 VEGF antibody, because doctors and patients will have significant experience using these medicines.
      The markets for both rheumatoid arthritis and asthma are both very competitive. Several highly successful medicines are available for these diseases. Examples include the TNF-antagonists Enbrel® (a registered trademark of Amgen), Remicade® (a registered trademark of Centocor), and Humira® (a registered trademark of Abbott Laboratories) for rheumatoid arthritis, the IL-1 receptor antagonist Kineret® (a registered trademark of Amgen), and the leukotriene-modifier Singulair® (a registered trademark of Merck), as well as various inexpensive corticosteroid medicines for asthma. The availability of highly effective FDA approved TNF-antagonists and other marketed therapies makes it more difficult to successfully develop the IL-1 Trap for the treatment of rheumatoid arthritis, since it will be difficult to enroll patients with rheumatoid arthritis to participate in clinical trials of the IL-1 Trap. This may delay or impair our ability to successfully develop the drug candidate. In addition, even if the IL-1 Trap is ever approved for sale, it will be difficult for our drug to compete against these FDA approved TNF-antagonists because doctors and patients will have significant experience using these effective medicines. Moreover, these approved therapeutics may offer competitive advantages over the IL-1 Trap, such as requiring fewer injections. In addition, there are both small molecules and antibodies in development by third parties that are designed to block the synthesis of interleukin-1 or inhibit the signaling of interleukin-1. For example, Vertex Pharmaceuticals Incorporated is developing an oral cytokine inhibitor of interleukin-1 beta converting enzyme (ICE). These drug candidates could offer competitive advantages over the IL-1 Trap. The successful development of these competing molecules could delay or impair our ability to successfully develop and commercialize the IL-1 Trap.
      We are developing the IL-1 Trap for the treatment of a spectrum of rare diseases associated with mutations in the CIAS1 gene. These rare genetic disorders affect a small group of people, estimated to be between several hundred and a few thousand. There may be too few patients with these genetic disorders to profitably commercialize the IL-1 Trap in this indication.

The successful commercialization of our product candidates will depend on obtaining coverage and reimbursement for use of these products from third-party payors.
      Sales of biopharmaceutical products largely depend on the reimbursement of patients’ medical expenses by government health care programs and private health insurers. Without the financial support of the governments or third-party payors, the market for any biopharmaceutical product will be limited. These third-party payors increasingly challenge the price and examine the cost-effectiveness of products and services. Significant uncertainty exists as to the reimbursement status of any new therapeutic, particularly if there exist lower-cost standards of care. Third-party payors may not reimburse sales of our products, which would harm our business.
Risk Related to Employees

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
      Our business requires using sensitive and proprietary technology and other information that we protect as trade secrets. We seek to prevent improper disclosure of these trade secrets through confidentiality agreements. If our trade secrets are improperly exposed, either by our own employees or our collaborators, it would help our competitors and adversely affect our business. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our rights are covered by valid and enforceable patents or are effectively maintained as trade secrets. The patent position of biotechnology companies involves complex legal and factual questions and, therefore, enforceability cannot be predicted with certainty. Our patents may be challenged, invalidated or circumvented. Patent applications filed outside the United States may be challenged by third parties who file an opposition. Such opposition proceedings are increasingly common in the European Union and are costly to defend. We have patent applications that are being opposed and it is likely that we will need to defend additional patent applications in the future. Our patent rights may not provide us with a proprietary position or competitive advantages against competitors. Furthermore, even if the outcome is favorable to us, the enforcement of our intellectual property rights can be expensive and time consuming.

We may be restricted in our development and/or commercialization activities by third party patents.
      Our commercial success depends significantly on our ability to operate without infringing the patents and other proprietary rights of third parties. Other parties may allege that they have blocking patents to our Trap products in clinical development, either because they claim to hold proprietary rights to fusion proteins or proprietary rights to components of the Trap or the way it is manufactured. We are aware of certain United States and foreign patents relating to particular IL-4 and IL-13 receptors. Our IL-4/13 Trap includes portions of the IL-4 and IL-13 receptors. In addition, we are aware of a broad patent held by Genentech relating to proteins fused to certain immunoglobulin domains. Our Trap product candidates include proteins fused to immunoglobulin domains. Although we do not believe that we are infringing valid and enforceable third party patents, the holders of these patents may sue us for infringement and a court may find that we are infringing one or more validly issued patents, which may materially harm our business.
      Any patent holders could sue us for damages and seek to prevent us from manufacturing, selling or developing our drug candidates, and a court may find that we are infringing validly issued patents of third parties. In the event that the manufacture, use or sale of any of our clinical candidates infringes on the patents or violates other proprietary rights of third parties, we may be prevented from pursuing product development, manufacturing, and commercialization of our drugs and may be required to pay costly damages. Such a result may materially harm our business, financial condition, and results of operations. Legal disputes are likely to be costly and time consuming to defend.
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

Our stock price is extremely volatile.
      There has been significant volatility in our stock price and generally in the market prices of biotechnology companies’ securities. Various factors and events may have a significant impact on the market price of our common stock. These factors include, by way of example:

•	progress, delays or adverse results in clinical trials;

•	announcement of technological innovations or product candidates by us or competitors;

•	fluctuations in our operating results;

•	public concern as to the safety or effectiveness of our product candidates;

•	developments in our relationship with collaborative partners;

•	developments in the biotechnology industry or in government regulation of healthcare;

•	large sales of our common stock by our executive officers, directors or significant shareholders;

•	arrivals and departures of key personnel; and

•	general market conditions.
      The trading price of our common stock has been, and could continue to be, subject to wide fluctuations in response to these and other factors, including the sale or attempted sale of a large amount of our common stock in the market. Broad market fluctuations may also adversely affect the market price of our common stock.

Future sales of our common stock by our significant shareholders or us may depress our stock price and impair our ability to raise funds in new share offerings.
      A small number of our shareholders beneficially own a substantial amount of our common stock. As of February 22, 2005, our seven largest shareholders, which include sanofi-aventis and Novartis, beneficially owned 54.5% of our outstanding shares of Common Stock and Class A stock, assuming, in the case of Leonard S. Schleifer, M.D., Ph.D, our chief executive officer, the exercise of all options held by him which are exercisable within 60 days of February 22, 2005. As of that date, Novartis owned 7,527,050 shares of Common Stock, representing approximately 13.4% of the shares of Common Stock and Class A stock then outstanding. Under our registration rights agreement with Novartis, these shares of Common Stock may generally not be sold or otherwise transferred by Novartis until after March 28, 2005. Commencing after March 28, 2005, Novartis has certain registration rights with respect to these shares. As of February 22, 2005, sanofi-aventis owned 2,799,552 shares of Common Stock, representing approximately 5.0% of the shares of Common Stock and Class A stock then outstanding. Under our stock purchase agreement with sanofi-aventis, these shares may generally not be sold or otherwise transferred until after September  5, 2005, and for one year after that date, sanofi-aventis may sell no more than 250,000 shares in any calendar quarter. After September 5, 2006, sanofi-aventis may sell no more than 500,000 shares in any calendar quarter. Accordingly, in 2005 and thereafter, as the restrictions on transfer applicable to the shares of Common Stock owned by Novartis and sanofi-aventis expire, these shares will be freely tradeable in the public market, subject, in the case of sanofi-aventis, to the foregoing continuing contractual sales volume restrictions. If Novartis or sanofi-aventis, or our other significant shareholders or we, sell substantial amounts of our Common Stock in the public market, or the perception that such sales may occur exists, the market price of our Common Stock could fall. Sales of Common Stock by our significant shareholders, including sanofi-aventis and Novartis, also might make it more difficult for us to raise funds by selling equity or equity-related securities in the future at a time and price that we deem appropriate.

Our existing shareholders may be able to exert significant influence over matters requiring shareholder approval.
      Holders of Class A stock, who are the shareholders who purchased their stock from us before our initial public offering, are entitled to ten votes per share, while holders of Common Stock are entitled to one vote per share. As of February 22, 2005, holders of Class A stock held 4.2% of all shares of Common Stock and Class A stock then outstanding, and had 30.5% of the combined voting power of all shares of Common Stock and Class A stock. These shareholders, if acting together, would be in a position to significantly influence the election of our directors and to effect or prevent certain corporate transactions that require majority or supermajority approval of the combined classes, including mergers and other business combinations. This may result in our company taking corporate actions that you may not consider to be in your best interest and may affect the price of our common stock. As of February 22, 2005:

•	our current officers and directors beneficially owned 13.3% of our outstanding shares of Common Stock and Class A stock and 33.4% of the combined voting power of our shares of Common Stock and Class A stock, assuming the exercise of all options held by such persons which are exercisable within 60 days of February 22, 2005; and

•	our seven largest shareholders beneficially owned 54.5% of our outstanding shares of Common Stock and Class A stock and 60.1% of the combined voting power of our shares of Common Stock and Class A stock, assuming, in the case of Leonard S. Schleifer, M.D., Ph.D, our chief executive officer, the exercise of all options held by him which are exercisable within 60 days of February 22, 2005.
              The anti-takeover effects of provisions of our charter, by-laws and our rights agreement, and of New York corporate law, could deter, delay or prevent an acquisition or other “change in control” of us and could adversely affect the price of our common stock.
      Our amended and restated certificate of incorporation, our by-laws, our rights agreement and the New York Business Corporation Law contain various provisions that could have the effect of delaying or preventing a change in control of our company or our management that shareholders may consider favorable or beneficial. Some of these provisions could discourage proxy contests and make it more difficult for you and other shareholders to elect directors and take other corporate actions. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock. These provisions include:

•	authorization to issue “blank check” preferred stock, which is preferred stock that can be created and issued by the board of directors without prior shareholder approval, with rights senior to those of our common shareholders;

•	a staggered board of directors, so that it would take three successive annual meetings to replace all of our directors;

•	a requirement that removal of directors may only be effected for cause and only upon the affirmative vote of at least eighty percent (80%) of the outstanding shares entitled to vote for directors, as well as a requirement that any vacancy on the board of directors may be filled only by the remaining directors;

•	any action required or permitted to be taken at any meeting of shareholders may be taken without a meeting, only if, prior to such action, all of our shareholders consent, the effect of which is to require that shareholder action may only be taken at a duly convened meeting;

•	any shareholder seeking to bring business before an annual meeting of shareholders must provide timely notice of this intention in writing and meet various other requirements; and

•	under the New York Business Corporation Law, a plan of merger or consolidation of the Company must be approved by 2/3 of the votes of all outstanding shares entitled to vote thereon. See the risk factor immediately above captioned “Our existing shareholders may be able to exert significant influence over matters requiring shareholder approval.”
      We have a shareholder rights plan which could make it more difficult for a third party to acquire us without the support of our board of directors and principal shareholders. In addition, many of our stock options issued under our 2000 Long-Term Incentive Plan may become fully vested in connection with a “change in control” of the Company, as defined in the plan.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk
      Our earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from our investment of available cash balances in investment grade corporate and U.S. government securities. We do not believe we are materially exposed to changes in interest rates. Under our current policies we do not use interest rate derivative instruments to manage exposure to interest rate changes. We estimated that a one percent change in interest rates would result in an approximately $1.4 million change in the fair market value of our investment portfolio at both December 31, 2004 and 2003.

Item 8.	Financial Statements and Supplementary Data
      The financial statements required by this Item are included on pages F-1 through F-35 of this report. The supplementary financial information required by this Item is included at page F-35 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
      The Company’s management, with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our chief executive officer and chief financial officer each concluded that, as of the end of such period, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported on a timely basis, and is accumulated and communicated to the Company’s management, including the Company’s chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2004. PricewaterhouseCoopers LLP, our independent registered public accounting firm, has issued a report on management’s assessment and the effectiveness of our internal control over financial reporting as of December 31, 2004, which report is included herein at page F-2.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting
      There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
      None
PART III

Item 10.	Directors and Officers of the Registrant
      The information required by this item (other than the information set forth in the next paragraph in this Item 10) will be included under the captions “Election of Directors,” “Board Committees and Meetings,” “Executive Officers of the Company,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” in our definitive proxy statement with respect to our 2005 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.
      We have adopted a code of business conduct and ethics that applies to our officers, directors and employees. The full text of our code of business conduct and ethics can be found on the Company’s website (http://www.regn.com) under the Investor Relations heading.

Item 11.	Executive Compensation
      The information called for by this item will be included under the captions “Executive Compensation” and “Compensation of Directors” in our definitive proxy statement with respect to our 2005 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management
      The information called for by this item will be included under the captions “Security Ownership of Management,” “Stock Ownership of Certain Beneficial Owners”, and “Executive Compensation — Equity Compensation Plan Information”, in our definitive proxy statement with respect to our 2005 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions
      The information called for by this item will be included under the caption “Certain Relationships and Related Transactions” in our definitive proxy statement with respect to our 2005 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
      The information called for by this item will be included under the caption “Information about Fees Paid to Independent Registered Public Accounting Firm” in our definitive proxy statement with respect to our 2005 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
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
            3.     Exhibits

Exhibit
Number		Description

3.1		(a)	—	Restated Certificate of Incorporation of Regeneron Pharmaceuticals, Inc. as of June 21, 1991.
3	.1.1	(b)	—	Certificate of Amendment of the Restated Certificate of Incorporation of Regeneron Pharmaceuticals, Inc., as of October 18, 1996.
3	.1.2	(c)	—	Certificate of Amendment of the Certificate of Incorporation of Regeneron Pharmaceuticals, Inc., as of December 17, 2001.
3.2			—	By-Laws of the Company, currently in effect (amended through November 12, 2004).
10.1		(d)	—	1990 Amended and Restated Long-Term Incentive Plan.
10.2		(e)	—	2000 Long-Term Incentive Plan.
10	.3.1	(f)	—	Amendment No. 1 to 2000 Long-Term Incentive Plan, effective as of June 14, 2002.
10	.3.2	(f)	—	Amendment No. 2 to 2000 Long-Term Incentive Plan, effective as of December 20, 2002.
10	.3.3	(g)	—	Amendment No. 3 to 2000 Long-term Incentive Plan, effective as of June 14, 2004.
10	.3.4	(h)	—	Amendment No. 4 to 2000 Long-term Incentive Plan, effective as of November 15, 2004.
10	.3.5	(i)	—	Form of option agreement and related notice of grant for use in connection with the grant of options to the Registrant’s non-employee directors and named executive officers.
10	.3.6	(i)	—	Form of option agreement and related notice of grant for use in connection with the grant of options to the Registrant’s executive officers other than the named executive officers.

Exhibit
Number		Description

10	.3.7	(i)	—	Form of restricted stock award agreement and related notice of grant for use in connection with the grant of restricted stock awards to the Registrant’s executive officers.
10.4		(j)*	—	Manufacturing Agreement dated as of September 18, 1995, between the Company and Merck & Co., Inc.
10	.4.1*		—	Amendment No. 1 to the Manufacturing Agreement between the Company and Merck & Co., Inc., effective as of September 18, 1995.
10	.4.2*		—	Amendment No. 2 to the Manufacturing Agreement between the Company and Merck & Co. Inc,, effective as of October 24, 1996.
10	.4.3*		—	Amendment No. 3 to the Manufacturing Agreement between the Company and Merck & Co., Inc., effective as of December 9, 1999.
10	.4.4*		—	Amendment No. 4 to the Manufacturing Agreement between the Company and Merck & Co., Inc., effective as of July 18, 2002.
10	.4.5*		—	Amendment No. 5 to the Manufacturing Agreement between the Company and Merck & Co., Inc., effective as of January 1, 2005.
10.5		(k)	—	Rights Agreement, dated as of September 20, 1996, between Regeneron Pharmaceuticals, Inc. and Chase Mellon Shareholder Services LLC, as Rights Agent, including the form of Rights Certificate as Exhibit B thereto.
10.6		(f)	—	Employment Agreement, dated as of December 20, 2002, between the Company and Leonard S. Schleifer, M.D., Ph.D.
10	.7*		—	Employment Agreement, dated as of December 31, 1998, between the Company and P. Roy Vagelos, M.D.
10.8		(l)	—	Indenture, dated as of October 17, 2001, between Regeneron Pharmaceuticals, Inc. and American Stock Transfer & Trust Company, as trustee.
10.9		(l)	—	Registration Rights Agreement, dated as of October 17, 2001, among Regeneron Pharmaceuticals, Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Robertson Stephens, Inc.
10.10		(m)*	—	Focused Collaboration Agreement, dated as of December 31, 2000, by and between the Company and The Procter & Gamble Company.
10.11		(m)*	—	IL-1 License Agreement, dated June 26, 2002, by and among the Company, Immunex Corporation, and Amgen Inc.
10.12		(n)*	—	Collaboration, License and Option Agreement, dated as of March 28, 2003, by and between Novartis Pharma AG, Novartis Pharmaceuticals Corporation, and the Company.
10.13		(n)*	—	Stock Purchase Agreement, dates as of March 28, 2003, by and between Novartis Pharma AG and the Company.
10.14		(n)	—	Registration Rights Agreement, dates as of March 28, 2003, by and between Novartis Pharma AG and the Company.
10.15		(o)*	—	Collaboration Agreement, dates as of September 5, 2003, by and between Aventis Pharmaceuticals Inc. and Regeneron Pharmaceuticals, Inc.
10	.15.1*		—	Amendment No. 1 to Collaboration Agreement, by and between Aventis Pharmaceuticals, Inc. and Regeneron Pharmaceuticals, Inc., effective as of December 31, 2004.
10	.15.2	(p)		Amendment No. 2 to Collaboration Agreement, by and between Aventis Pharmaceuticals, Inc. and Regeneron Pharmaceuticals, Inc., effective as of January 7, 2005.
10.16		(o)	—	Stock Purchase Agreement, dates as of September 5, 2003, by and between Aventis Pharmaceuticals Inc. and Regeneron Pharmaceuticals, Inc.
10.17		(o)*	—	Non-Exclusive Patent License Agreement, effective as of August 18, 2003, by and between Merck & Co., Inc. and Regeneron Pharmaceuticals, Inc.
12.1			—	Statement re: computation of ratio of earnings to combined fixed charges of Regeneron Pharmaceuticals, Inc.

Exhibit
Number	Description

18.1	(o)	—	Independent Accountant’s Preferability Letter Regarding a Change in Accounting Principle.
23.1		—	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
31.1		—	Certification of CEO pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934.
31.2		—	Certification of CFO pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934.
32		—	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.
Description:

(a)	Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc. for the quarter ended June 30, 1991, filed August 13, 1991.

(b)	Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc. for the quarter ended September 30, 1996, filed November 5, 1996.

(c)	Incorporated by reference from the Form 10-K for Regeneron Pharmaceuticals, Inc. for the fiscal year ended December 31, 2001, filed March 22, 2002.

(d)	Incorporated by reference from the Company’s registration statement on Form S-1 (file number 33-39043).

(e)	Incorporated by reference from the Form 10-K for Regeneron Pharmaceuticals, Inc. for the quarter ended December 31, 2001, filed March 22, 2002.

(f)	Incorporated by reference from the Form 10-K for Regeneron Pharmaceuticals, Inc. for the fiscal year ended December 31, 2002, filed March 31, 2003.

(g)	Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc. for the quarter ended June 30, 2004, filed August 5, 2004.

(h)	Incorporated by reference from the Form 8-K for Regeneron Pharmaceuticals, Inc. filed November 17, 2004.

(i)	Incorporated by reference from the Form 8-K for Regeneron Pharmaceuticals, Inc. filed December 13, 2004.

(j)	Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc. for the quarter ended September 30, 1995, filed November 14, 1995.

(k)	Incorporated by reference from the Form 8-A for Regeneron Pharmaceuticals, Inc. filed October 15, 1996.

(l)	Incorporated by reference from the Company’s registration statement on Form S-3 (file number 333-74464).

(m)	Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc. for the quarter ended June 30, 2002, filed August 13, 2002.

(n)	Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc. for the quarter ended March 31, 2003, filed May 15, 2003.

(o)	Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc. for the quarter ended September 30, 2003, filed November 11, 2003.

(p)	Incorporated by reference from the Form 8-K for Regeneron Pharmaceuticals, Inc. filed January 11, 2005.

*	Portions of this document have been omitted and filed separately with the Commission pursuant to requests for confidential treatment pursuant to Rule 24b-2.

SIGNATURE
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Regeneron Pharmaceuticals, Inc.

By:	/s/ Leonard S. Schleifer

Leonard S. Schleifer, M.D., Ph.D.
President and Chief Executive Officer

Dated:	New York, New York March 11, 2005
POWER OF ATTORNEY
      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Leonard S. Schleifer, President and Chief Executive Officer, and Murray A. Goldberg, Senior Vice President, Finance & Administration, Chief Financial Officer, Treasurer, and Assistant Secretary, and each of them, his true and lawful attorney-in-fact and agent, with the full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities therewith, to sign any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act in person, hereby ratifying and confirming all that each said attorney-in-fact and agent, or either of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title

/s/ Leonard S. Shleifer Leonard S. Schleifer, M.D., Ph.D.	President, Chief Executive Officer, and Director (Principal Executive Officer)

/s/ Murray A. Goldberg Murray A. Goldberg	Senior Vice President, Finance & Administration, Chief Financial Officer, Treasurer, and Assistant Secretary (Principal Financial Officer)

/s/ Douglas S. McCorkle Douglas S. McCorkle	Controller and Assistant Treasurer (Principal Accounting Officer)

/s/ George D. Yancopoulos George D. Yancopoulos, M.D., Ph.D	Executive Vice President, Chief Scientific Officer, President, Regeneron Research Laboratories, and Director

/s/ P. Roy Vagelos P. Roy Vagelos, M.D.	Chairman of the Board

/s/ Charles A. Baker Charles A. Baker	Director

/s/ Michael S. Brown Michael S. Brown, M.D.	Director

Signature	Title

/s/ Alfred G. Gilman Alfred G. Gilman, M.D., Ph.D.	Director

/s/ Joseph L. Goldstein Joseph L. Goldstein, M.D.	Director

/s/ Arthur F. Ryan Arthur F. Ryan	Director

/s/ Eric M. Shooter Eric M. Shooter, Ph.D.	Director

/s/ George L. Sing George L. Sing	Director

REGENERON PHARMACEUTICALS, INC.
INDEX TO FINANCIAL STATEMENTS

Page
Numbers

REGENERON PHARMACEUTICALS, INC.
Report of Independent Registered Public Accounting Firm	F-2 to F-3
Balance Sheets at December 31, 2004 and 2003	F-4
Statements of Operations for the years ended December 31, 2004, 2003, and 2002	F-5
Statements of Stockholders’ Equity for the years ended December 31, 2004, 2003, and 2002	F-6 to F-7
Statements of Cash Flows for the years ended December 31, 2004, 2003, and 2002	F-8
Notes to Financial Statements	F-9 to F-35

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Regeneron Pharmaceuticals, Inc.:
      We have completed an integrated audit of Regeneron Pharmaceutical Inc.’s 2004 financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Financial statements
      In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Regeneron Pharmaceuticals, Inc. at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
      Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP
New York, New York
March 7, 2005

REGENERON PHARMACEUTICALS, INC.
BALANCE SHEETS
December 31, 2004 and 2003

	2004	2003

	(In thousands,
	except share data)
ASSETS
Current assets
Cash and cash equivalents	$101,234	$118,285
Marketable securities	194,748	164,576
Restricted marketable securities		10,913
Accounts receivable	43,102	15,529
Prepaid expenses and other current assets	1,642	1,898
Inventory	3,229	9,006

Total current assets	343,955	320,207
Marketable securities	52,930	72,792
Property, plant, and equipment, at cost, net of accumulated depreciation and amortization	71,239	80,723
Other assets	4,984	5,833

Total assets	$473,108	$479,555

LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$18,872	$18,933
Deferred revenue, current portion	15,267	40,173
Loan payable to Novartis Pharma AG		13,817

Total current liabilities	34,139	72,923
Deferred revenue	56,426	68,830
Notes payable	200,000	200,000
Other long-term liabilities		159

Total liabilities	290,565	341,912

Commitments and contingencies
Stockholders’ equity
Preferred stock, $.01 par value; 30,000,000 shares authorized; issued and outstanding — none
Class A Stock, convertible, $.001 par value; 40,000,000 shares authorized; 2,358,373 shares issued and outstanding in 2004 2,365,873 shares issued and outstanding in 2003	2	2
Common Stock, $.001 par value; 160,000,000 shares authorized; 53,502,004 shares issued and outstanding in 2004 53,165,635 shares issued and outstanding in 2003	54	53
Additional paid-in capital	675,389	673,118
Unearned compensation	(2,299)	(4,101)
Accumulated deficit	(489,834)	(531,533)
Accumulated other comprehensive (loss) income	(769)	104

Total stockholders’ equity	182,543	137,643

Total liabilities and stockholders’ equity	$473,108	$479,555

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
STATEMENTS OF OPERATIONS
for the Years Ended December 31, 2004, 2003, and 2002

	2004	2003	2002

	(In thousands, except per share data)
Revenues
Contract research and development	$113,157	$47,366	$10,924
Research progress payments	42,770
Contract manufacturing	18,090	10,131	11,064

	174,017	57,497	21,988

Expenses
Research and development	136,095	136,024	124,953
Contract manufacturing	15,214	6,676	6,483
General and administrative	17,062	14,785	12,532

	168,371	157,485	143,968

Income (loss) from operations	5,646	(99,988)	(121,980)

Other income (expense)
Other contract income	42,750
Investment income	5,478	4,462	9,462
Interest expense	(12,175)	(11,932)	(11,859)

	36,053	(7,470)	(2,397)

Net income (loss)	$41,699	$(107,458)	$(124,377)

Net income (loss) per share:
Basic	$0.75	$(2.13)	$(2.83)
Diluted	$0.74	$(2.13)	$(2.83)
The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2004, 2003, and 2002

								Accumulated
	Class A Stock		Common Stock		Additional			Other	Total
					Paid-In	Unearned	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Income (Loss)	Equity	Loss

	(In thousands)
Balance, December 31, 2001	2,563	$3	41,264	$41	$567,624	$(2,789)	$(299,698)	$1,174	$266,355
Issuance of Common Stock in connection with exercise of stock options, net of shares tendered			251		2,149				2,149
Issuance of Common Stock in connection with Company 401(k) Savings Plan contribution			22		764				764
Conversion of Class A Stock to Common Stock	(72)	(1)	72	1
Issuance of restricted Common Stock under Long-Term Incentive Plan, net of forfeitures			137		2,644	(2,644)
Amortization of unearned compensation						1,790			1,790
Issuance of stock options in consideration for consulting services					3				3
Net loss, 2002							(124,377)		(124,377)	$(124,377)
Change in net unrealized gain (loss) on marketable securities								(703)	(703)	(703)

Balance, December 31, 2002	2,491	2	41,746	42	573,184	(3,643)	(424,075)	471	145,981	$(125,080)

Issuance of Common Stock in connection with exercise of stock options, net of shares tendered			601		1,941				1,941
Issuance of Common Stock to Novartis Pharma AG			7,527	8	47,992				48,000
Issuance of Common Stock to the sanofi-aventis Group			2,800	3	44,997				45,000
Issuance of Common Stock to Merck & Co. Inc.			109		1,500				1,500
Issuance of Common Stock in connection with Company 401(k) Savings Plan contribution			43		747				747
Conversion of Class A Stock to Common Stock	(125)		125
Issuance of restricted Common Stock under Long-Term Incentive Plan, net of forfeitures			215		2,757	(2,757)
Amortization of unearned compensation						2,299			2,299
Net loss, 2003							(107,458)		(107,458)	$(107,458)
Change in net unrealized gain (loss) on marketable securities								(367)	(367)	(367)

Balance, December 31, 2003	2,366	2	53,166	53	673,118	(4,101)	(531,533)	104	137,643	$(107,825)

(Continued)

REGENERON PHARMACEUTICALS, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY — (Continued)
For the Years Ended December 31, 2004, 2003, and 2002

								Accumulated
	Class A Stock		Common Stock		Additional			Other	Total
					Paid-in	Unearned	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Income (Loss)	Equity	Loss

	(In thousands, except per share data)
Issuance of Common Stock in connection with exercise of stock options, net of shares tendered			286	1	1,501				1,502
Repurchase of Common Stock from Merck & Co., Inc.			(109)		(888)				(888)
Issuance of Common Stock in connection with Company 401(k) Savings Plan contribution			64		917				917
Conversion of Class A Stock to Common Stock	(8)		8
Issuance of restricted Common Stock under Long-Term Incentive Plan, net of forfeitures			87		741	(741)
Amortization of unearned compensation						2,543			2,543
Net income, 2004							41,699		41,699	$41,699
Change in net unrealized gain (loss) on marketable securities								(873)	(873)	(873)

Balance, December 31, 2004	2,358	$2	53,502	$54	$675,389	$(2,299)	$(489,834)	$(769)	$182,543	$40,826

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2004, 2003, and 2002

	2004	2003	2002

	(In thousands)
Cash flows from operating activities
Net income (loss)	$41,699	$(107,458)	$(124,377)

Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	15,362	12,937	8,454
Non-cash compensation expense	2,543	2,562	1,793
Non-cash expense related to a license agreement		1,500
Forgiveness of loan payable to Novartis Pharma AG, inclusive of accrued interest	(17,770)
Changes in assets and liabilities
Increase in accounts receivable	(27,573)	(11,512)	(1,042)
(Increase) decrease in prepaid expenses and other assets	(1,799)	589	184
Decrease (increase) in inventory	6,914	(1,049)	(1,732)
(Decrease) increase in deferred revenue	(37,310)	93,869	1,498
Increase in accounts payable, accrued expenses, and other liabilities	1,025	2,429	4,699

Total adjustments	(58,608)	101,325	13,854

Net cash used in operating activities	(16,909)	(6,133)	(110,523)

Cash flows from investing activities
Purchases of marketable securities	(265,243)	(276,447)	(234,463)
Purchases of restricted marketable securities	(11,075)	(11,055)	(5,514)
Sales or maturities of marketable securities	255,783	231,261	199,317
Maturities of restricted marketable securities	22,126	22,054	16,514
Capital expenditures	(6,174)	(29,656)	(34,370)

Net cash used in investing activities	(4,583)	(63,843)	(58,516)

Cash flows from financing activities
Net proceeds from issuances of Common Stock	1,502	94,678	2,149
Repurchase of Common Stock	(888)
Borrowings under loan payable	3,827	13,656
Capital lease payments		(150)	(426)

Net cash provided by financing activities	4,441	108,184	1,723

Net (decrease) increase in cash and cash equivalents	(17,051)	38,208	(167,316)
Cash and cash equivalents at beginning of period	118,285	80,077	247,393

Cash and cash equivalents at end of period	$101,234	$118,285	$80,077

Supplemental disclosure of cash flow information
Cash paid for interest	$11,007	$11,003	$11,038

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS
For the years ended December 31, 2004, 2003, and 2002
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
      Costs of construction of certain long-lived assets include capitalized interest which is amortized over the estimated useful life of the related asset. The Company capitalized interest costs of $0.3 million and $0.2 million in 2003 and 2002, respectively. The Company did not capitalize any interest costs in 2004.
      The Company periodically assesses the recoverability of property and equipment and evaluates such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Asset impairment is determined to exist if estimated future undiscounted cash flows are less than the carrying amount in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As of December 31, 2004, there were no impairments of long-lived assets.

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

Revenue Recognition and Change in Accounting Principle

a.	Contract Research and Development and Research Progress Payments
      The Company recognizes revenue from contract research and development and research progress payments in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”) and

REGENERON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)
FASB Emerging Issue Task Force Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). SAB 104 superseded Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statement (“SAB 101”), in December 2003. During the third quarter of 2003, the Company elected to change the method it uses to recognize revenue under SAB 101 related to non-refundable collaborator payments, including up-front licensing payments, payments for development activities, and research progress (milestone) payments, to the Substantive Milestone Method, adopted retroactively to January 1, 2003. There was no cumulative effect of this change in accounting principle on prior periods. Under this method, the Company recognizes revenue from non-refundable up-front license payments, not tied to achieving a specific performance milestone, ratably over the period over which the Company expects to perform services. Payments for development activities are recognized as revenue as earned, ratably over the period of effort. Substantive at-risk milestone payments, which are based on achieving a specific performance milestone, are recognized as revenue when the milestone is achieved and the related payment is due, provided there is no future service obligation associated with that milestone. The change in accounting method was made because the Company believes that it better reflects the substance of the Company’s collaborative agreements and is more consistent with current practices in the biotechnology industry.
      Previously, the Company had recognized revenue from non-refundable collaborator payments based on the percentage of costs incurred to date, estimated costs to complete, and total expected contract revenue. However, the revenue recognized was limited to the amount of non-refundable payments received. This accounting method was adopted on January 1, 2000 upon the release of SAB 101. The cumulative effect of adopting SAB 101 at January 1, 2000 amounted to $1.6 million of additional loss, with a corresponding increase to deferred revenue that has been recognized in subsequent periods, of which $0.1 million, $0.4 million, and $0.4 million, respectively, was included in contract research and development revenue in 2004, 2003, and 2002. The $1.6 million represented a portion of a 1989 payment received from Sumitomo Chemical Co. Ltd. in consideration for a fifteen year limited right of first negotiation to license up to three of the Company’s product candidates in Japan (see Note 11d). The effect of income taxes on the cumulative effect adjustment was immaterial.

b.	Contract Manufacturing
      The Company has entered into a contract manufacturing agreement under which it manufactures product and performs services for a third party. Contract manufacturing revenue is recognized as product is shipped and as services are performed (see Note 12).

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

Patents
      As a result of the Company’s research and development efforts, it has obtained, applied for, or is applying for a number of patents to protect proprietary technology and inventions. All costs associated with patents are expensed as incurred.

REGENERON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

Research and Development Expenses
      Research and development expenses include costs directly attributable to the conduct of research and development programs, including the cost of salaries, payroll taxes, employee benefits, materials, supplies, depreciation on and maintenance of research equipment, costs related to research collaboration and licensing agreements (see Note 10e), the cost of services provided by outside contractors, including services related to the Company’s clinical trials, clinical trial expenses, the full cost of manufacturing drug for use in research, preclinical development, and clinical trials, expenses related to the development of manufacturing processes prior to commencing commercial production of a product under contract manufacturing arrangements, and the allocable portions of facility costs, such as rent, utilities, insurance, repairs and maintenance, depreciation, and general support services. All costs associated with research and development are expensed as incurred.
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

Per Share Data
      Net income (loss) per share, basic and diluted, is computed on the basis of the net income (loss) for the period divided by the weighted average number of shares of Common Stock and Class A Stock outstanding during the period. The basic net income (loss) per share excludes restricted stock awards until vested. The diluted net income per share for the year ended December 31, 2004 is based upon the weighted average number of shares of Common Stock and Class A Stock and the common stock equivalents outstanding when dilutive. Common stock equivalents include: (i) outstanding stock options and restricted stock awards under the Company’s Long-Term Incentive Plans, which are included under the treasury stock method when dilutive, and (ii) Common Stock to be issued under the assumed conversion of the Company’s outstanding convertible senior subordinated notes, which are included under the if-converted method when dilutive. The computation of diluted net loss per share for the years ended December 31, 2003 and 2002 does not include common stock equivalents, since such inclusion would be antidilutive. Disclosures required by Statement of Financial Accounting Standards No. 128, Earnings per Share, have been included in Note 17.

Income Taxes
      The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined on the basis of the difference between the tax basis of assets and liabilities and their respective financial reporting amounts (“temporary differences”) at enacted tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is established for deferred tax assets for which realization is uncertain. See Note 15.

Comprehensive Income (Loss)
      Comprehensive income (loss) represents the change in net assets of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) of the Company includes net income (loss) adjusted for the change in net unrealized gain or loss on marketable securities. The net effect of income taxes on comprehensive income (loss) is immaterial. Comprehensive income for the year ended December 31, 2004 and comprehensive losses for the years ended December 31, 2003 and 2002 have been included in the Statements of Stockholders’ Equity.

REGENERON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

Concentrations of Credit Risk
      Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents, marketable securities, restricted marketable securities, and receivables from the sanofi-aventis Group, The Procter & Gamble Company, and Merck & Co., Inc. The Company generally invests its excess cash in obligations of the U.S. government and its agencies, bank deposits, investment grade debt securities issued by corporations, governments, and financial institutions, and money market funds that invest in these instruments. The Company has established guidelines that relate to credit quality, diversification, and maturity, and that limit exposure to any one issue of securities.

Risks and Uncertainties
      Regeneron has had no sales of its products and there is no assurance that the Company’s research and development efforts will be successful, that the Company will ever have commercially approved products, or that the Company will achieve significant sales of any such products. The Company has generally incurred net losses and negative cash flows from operations since its inception, and revenues to date have principally been limited to payments for research from our collaborators and for contract manufacturing from two pharmaceutical companies and investment income. The Company operates in an environment of rapid change in technology and is dependent upon the services of its employees, consultants, collaborators, and certain third-party suppliers, including single-source unaffiliated third-party suppliers of certain raw materials and equipment. Regeneron, as licensee, licenses certain technologies that are important to the Company’s business which impose various obligations on the Company. If Regeneron fails to comply with these requirements, licensors may have the right to terminate the Company’s licenses.
      Contract research and development revenue in 2004 was primarily earned from the sanofi-aventis Group, Novartis Pharma AG, and The Procter & Gamble Company under collaboration agreements (see Notes 11a, 11b and 11e). Under the collaboration agreement with sanofi-aventis, agreed upon VEGF Trap development expenses incurred by Regeneron during the term of the agreement will be funded by sanofi-aventis. In addition, the Company earned a $25.0 million payment in 2004 upon achievement of an early-stage clinical milestone and may receive up to $360.0 million in additional milestone payments upon receipt of specified VEGF Trap marketing approvals. Sanofi-aventis has the right to terminate the agreement without cause with at least twelve months advance notice. Under the collaboration agreement with Novartis, agreed upon IL-1 Trap development expenses were shared equally by the Company and Novartis in 2003. In February 2004, Novartis provided notice of its intention not to proceed with the joint development of the IL-1 Trap and the Company subsequently recognized contract research and development revenue equal to the remaining balance of a 2003 up-front payment from Novartis that had been deferred. Under the long-term collaboration with Procter & Gamble, Procter & Gamble is obligated to provide payments to fund Regeneron research of $2.5 million per quarter, before adjustments for inflation, through December 2005, with no further research obligations by either party thereafter. Contract manufacturing revenue in 2004 was earned from Merck & Co., Inc. under a long-term manufacturing agreement that extends, as amended, through October 2006 (see Note 12), but may be terminated at any time by Merck upon Merck’s payment of a termination fee and may be extended by Merck, upon twelve-months’ prior notice, for an additional year through October 2007.

Use of Estimates
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates include useful lives of property, plant, and equipment, the periods over which certain revenues and expenses will be recognized including contract research and development revenue recognized from non-refundable up-front licensing payments, contract manufacturing revenue recognized from reimbursed, deferred capital costs,

REGENERON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)
and expense recognition of certain clinical trial costs which are included in research and development expenses, and the extent to which deferred tax assets and liabilities are offset by a valuation allowance.

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
      The Company has stock-based incentive plans, which are more fully described in Note 13a. The following table illustrates the effect on the Company’s net income (loss) and net income (loss) per share had compensation costs for the incentive plans been determined in accordance with the fair value based method of accounting for stock-based compensation as prescribed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). Since option grants awarded during 2004, 2003, and 2002 vest over several years and additional awards are expected to be issued in the future, the pro forma results shown below are not likely to be representative of the effects on future years of the application of the fair value based method.

	2004	2003	2002

Net income (loss), as reported	$41,699	$(107,458)	$(124,377)
Add: Stock-based employee compensation expense included in reported net income (loss)	2,543	2,562	1,790
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(36,093)	(45,048)	(45,676)

Pro forma net income (loss), basic	$8,149	$(149,944)	$(168,263)

Basic net income (loss) per share amounts:
As reported	$0.75	$(2.13)	$(2.83)

Pro forma	$0.15	$(2.97)	$(3.83)

Diluted net income (loss) per share amounts:
As reported	$0.74	$(2.13)	$(2.83)

Pro forma	$0.15	$(2.97)	$(3.83)

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
      Effective January 1, 2005, the Company intends to adopt the fair value based method of accounting for stock-based employee compensation under the provisions of SFAS No. 123, as modified by Statement of Financial Accounting Standards No. 148, Accounting for Stock Based Compensation — Transition and Disclosure (“SFAS No. 148”), using the modified prospective method. SFAS Nos. 123/148 require that compensation expense in an amount equal to the fair market value of the share-based payment (including stock option awards) be recognized over the vesting period of the awards. Under the modified prospective method, compensation cost will be recognized beginning January 1, 2005 for (a) all share based payments

REGENERON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)
granted on or after January 1, 2005, including replacement options granted under the Company’s stock option exchange program (see Note 13a) and (b) all awards granted to employees prior to January 1, 2005 that remain unvested on that date. The Company will recognize this compensation cost in each of the categories of expense in the Company’s Statement of Operations.
      Other disclosures required by SFAS No. 123 have been included in Note 13a.

Statement of Cash Flows
      Supplemental disclosure of noncash investing and financing activities:
      In 2004, 2003, and 2002, the Company awarded 105,052, 219,367, and 139,611 shares, respectively, of Restricted Stock under the Regeneron Pharmaceuticals, Inc. Long-Term Incentive Plan (see Note 13a). The Company records unearned compensation in Stockholders’ Equity related to these awards based on the fair market value of shares of the Company’s Common Stock on the grant date of the Restricted Stock award, which is expensed, on a pro rata basis, over the period that the restrictions on these shares lapse. In 2004, 2003, and 2002, the Company recognized $2.5 million, $2.3 million, and $1.8 million, respectively, of compensation expense related to Restricted Stock awards.
      Included in accounts payable and accrued expenses at December 31, 2004, 2003, and 2002 were $0.6 million, $0.8 million, and $13.5 million of capital expenditures, respectively.
      Included in accounts payable and accrued expenses at December 31, 2003, 2002, and 2001 were $0.9 million, $0.7 million, and $0.8 million, respectively, of accrued 401(k) Savings Plan contribution expense. During the first quarter of 2004, 2003, and 2002, the Company contributed 64,333, 42,543, and 21,953 shares, respectively, of Common Stock to the 401(k) Savings Plan in satisfaction of these obligations.
      Included in marketable securities at December 31, 2004, 2003, and 2002 were $2.6 million, $0.9 million, and $2.0 million of accrued interest income, respectively.

Future Impact of Recently Issued Accounting Standards
      In April 2004, the Emerging Issues Task Force issued Statement No. 03-6, Participating Securities and the Two — Class Method under FASB Statement No. 128, Earnings per Share (“EITF 03-6”). EITF 03-6 addresses a number of questions regarding the computation of earnings per share (“EPS”) by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. EITF 03-6 defines participation rights based solely on whether the holder would be entitled to receive any dividends if the entity declared them during the period and requires the use of the two-class method for computing basic EPS when participating convertible securities exist. In addition, EITF 03-6 expands the use of the two-class method to encompass other forms of participating securities and is effective for fiscal periods beginning after March 31, 2004. Since the Company has no participating securities, the Company’s adoption of EITF 03-6 did not have an impact on the Company’s financial statements.
      In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 151, Inventory Costs, an amendment of ARB 43, Chapter 4 (“SFAS No. 151”). SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material by requiring that those items be recognized as current-period charges in all circumstances. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. Management believes that the future adoption of SFAS No. 151 will not have a material impact on the Company’s financial statements.
      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R is a revision of SFAS No. 123, Accounting for

REGENERON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)
Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, and requires the recognition of compensation expense in an amount equal to the fair value of the share-based payment (including stock options and restricted stock) issued to employees. SFAS No. 123R is effective for fiscal periods beginning after June 15, 2005. The Company currently intends to adopt SFAS No. 123R effective July 1, 2005 using the modified prospective method. Under the modified prospective method, compensation cost is recognized beginning with the effective date based on (a) the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. Although the impact of adopting SFAS No. 123R has not yet been quantified, management believes that the future adoption of this standard will have a material impact on the Company’s financial statements.
      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29 (“SFAS No. 153”). SFAS No. 153 eliminates an exception for nonmonetary exchanges of similar productive assets under APB Opinion No. 29, and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is to be applied prospectively and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Management believes that the future adoption of SFAS No. 153 will not have a material impact on the Company’s financial statements.

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

REGENERON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)
      The following tables summarize the amortized cost basis of marketable securities, the aggregate fair value of marketable securities, and gross unrealized holding gains and losses at December 31, 2004 and 2003:

			Unrealized Holding
	Amortized
	Cost Basis	Fair Value	Gains	(Losses)	Net

At December 31, 2004
Maturities within one year
Corporate debt securities	$58,077	$57,971	$8	$(114)	$(106)
U.S. government securities	137,105	136,777	—	(328)	(328)

	195,182	194,748	8	(442)	(434)

Maturities between one and two years
U.S. government securities	53,265	52,930	—	(335)	(335)

	$248,447	$247,678	$8	$(777)	$(769)

At December 31, 2003
Maturities within one year
Corporate debt securities	$40,586	$40,578	$6	$(14)	$(8)
U.S. government securities	123,893	123,998	107	(2)	105

	164,479	164,576	113	(16)	97

Maturities between one and two years
Corporate debt securities	28,928	28,931	18	(15)	3
U.S. government securities	40,749	40,803	54		54
Asset-backed securities	3,108	3,058	—	(50)	(50)

	72,785	72,792	72	(65)	7

	$237,264	$237,368	$185	$(81)	$104

      Realized gains and losses are included as a component of investment income. For the years ended December 31, 2004, 2003, and 2002, gross realized gains and losses were not significant. In computing realized gains and losses, the Company computes the cost of its investments on a specific identification basis. Such cost includes the direct costs to acquire the securities, adjusted for the amortization of any discount or premium. The fair value of marketable securities has been estimated based on quoted market prices.
      The following table shows the unrealized losses and fair value of the Company’s marketable securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004. These securities mature at various dates through May 2006.

	Less than 12 Months		12 Months or Greater		Total

		Unrealized		Unrealized		Unrealized
Description of Security	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

Corporate debt securities	$29,267	$93	$7,353	$21	$36,620	$114
U.S. government securities	189,707	663	0	0	$189,707	663

	$218,974	$756	$7,353	$21	$226,327	$777

      The unrealized losses on the Company’s investments in corporate debt securities and U.S. government securities were primarily caused by interest rate increases, which have generally resulted in a decrease in the

REGENERON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)
market value of the Company’s portfolio. Based upon the Company’s currently projected sources and uses of cash, the Company intends to hold these securities until a recovery of fair value, which may be maturity. Therefore, the Company does not consider these marketable securities to be other-than-temporarily impaired at December 31, 2004. Unrealized holding losses on marketable securities at December 31, 2003 were losses for less than twelve months.

4.	Accounts Receivable
      Accounts receivable as of December 31, 2004 and 2003 consist of the following:

	2004	2003

Receivable from the sanofi-aventis Group (see Note 11a)	$39,362	$8,917
Receivable from Novartis Pharma AG (see Note 11b)	—	3,177
Receivable from The Procter & Gamble Company (see Note 11e)	2,345	2,670
Receivable from Merck & Co. Inc. (see Note 12)	1,315	765
Other	80	—

	$43,102	$15,529

5.	Inventories
      Inventory balances at December 31, 2004 and 2003 consist of raw materials, work-in process, and finished products associated with the production of an intermediate for a Merck & Co., Inc. pediatric vaccine under a long-term manufacturing agreement (see Note 12).
      Inventories as of December 31, 2004 and 2003 consist of the following:

	2004		2003

Raw materials	$310		$388
Work-in process	692	(1)	—	(2)
Finished products	2,227		8,618

	$3,229		$9,006

(1)	Net of reserves of $0.3 million.

(2)	Net of reserves of $0.2 million.

REGENERON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

6.	Property, Plant, and Equipment
      Property, plant, and equipment as of December 31, 2004 and 2003 consist of the following:

	2004	2003

Land	$475	$475
Building and improvements	56,750	56,054
Leasehold improvements	30,451	29,108
Construction-in-progress	172	1,443
Laboratory and other equipment	55,174	51,536
Furniture, fixtures, and computer equipment	5,498	5,092

	148,520	143,708
Less, accumulated depreciation and amortization	(77,281)	(62,985)

	$71,239	$80,723

      Depreciation and amortization expense on property, plant, and equipment amounted to $14.3 million, $13.0 million, and $8.5 million, for the years ended December 31, 2004, 2003, and 2002, respectively. Included in these amounts was $1.1 million of depreciation and amortization expense related to contract manufacturing that was capitalized into inventory for each of the three years ended December 31, 2004, 2003, and 2002.

7.	Accounts Payable and Accrued Expenses
      Accounts payable and accrued expenses as of December 31, 2004 and 2003 consist of the following:

	2004	2003

Accounts payable	$4,407	$3,878
Accrued payroll and related costs	7,972	5,125
Accrued clinical trial expense	2,083	3,876
Accrued expenses, other	2,118	3,762
Interest payable on convertible notes	2,292	2,292

	$18,872	$18,933

REGENERON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

8.	Deferred Revenue
      Deferred revenue as of December 31, 2004 and 2003 consists of the following:

	2004	2003

Current portion:
Received from the sanofi-aventis Group	$9,405	$10,909
Received from Novartis Pharma AG	—	22,100
Received from Merck & Co., Inc.	4,407	6,262
Other	1,455	902

	$15,267	$40,173

Long-term portion:
Received from the sanofi-aventis Group	$56,426	$65,455
Received from Merck & Co., Inc.	—	3,375

	$56,426	$68,830

9.	Stockholders’ Equity
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
      During 1996, the Company adopted a Shareholder Rights Plan in which Rights were distributed as a dividend at the rate of one Right for each share of Common Stock and Class A Stock (collectively, “Stock”) held by shareholders of record as of the close of business on October 18, 1996. Each Right initially entitles the registered holder to buy a unit (“Unit”) consisting of one-one thousandth of a share of Series A Junior Participating Preferred Stock (“A Preferred Stock”) at a purchase price of $120 per Unit (the “Purchase Price”). Initially the Rights were attached to all Stock certificates representing shares then outstanding, and no separate Rights certificates were distributed. The Rights will separate from the Stock and a “distribution date” will occur upon the earlier of (i) ten days after a public announcement that a person or group of affiliated or associated persons, excluding certain defined persons, (an “Acquiring Person”) has acquired, or has obtained the right to acquire, beneficial ownership of 20% or more of the outstanding shares of Stock or (ii) ten business days following the commencement of a tender offer or exchange offer that would result in a person or group beneficially owning 20% or more of such outstanding shares of Stock. The Rights are not exercisable unless a distribution date occurs and will expire at the close of business on October  18, 2006 unless earlier redeemed by the Company, subject to certain defined restrictions, for $.01 per Right. In the event that an Acquiring Person becomes the beneficial owner of 20% or more of the then outstanding shares of Stock (unless such acquisition is made pursuant to a tender or exchange offer for all outstanding shares of the Company, at a price determined by a majority of the independent directors of the Company who are not representatives, nominees, affiliates, or associates of an Acquiring Person to be fair and otherwise in the best interest of the Company and its shareholders after receiving advice from one or more investment banking firms), each Right (other than Rights held by the Acquiring Person which shall be voided) will entitle the

REGENERON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)
holder to purchase, at the Right’s then current exercise price, common shares (or, in certain circumstances, cash, property or other securities of the Company) having a value twice the Right’s Exercise Price. The Right’s Exercise Price is the Purchase Price times the number of shares of Common Stock associated with each Right (initially, one). Upon the occurrence of any such events, the Rights held by an Acquiring Person become null and void. In certain circumstances, a Right entitles the holder to receive, upon exercise, shares of common stock of an acquiring company having a value equal to two times the Right’s Exercise Price.
      As a result of the Shareholder Rights Plan, the Company’s Board designated 100,000 shares of preferred stock as A Preferred Stock. The A Preferred Stock has certain preferences, as defined.
      In October 2001, the Company completed a private placement of $200.0 million aggregate principal amount of senior subordinated notes, which are convertible into shares of the Company’s Common Stock. See Note 10d.
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
      In August 2003, Regeneron issued to Merck & Co., Inc., 109,450 newly issued unregistered shares of the Company’s Common Stock as consideration for a non-exclusive license agreement granted by Merck to the Company. In August 2004, the Company repurchased these shares from Merck for a purchase price of $0.9 million based on the fair market value of the shares on August 19, 2004. The shares were subsequently retired. See Note 10e.
      In September 2003, Aventis purchased 2,799,552 newly issued unregistered shares of the Company’s Common Stock for $45.0 million, based upon the average closing price of the Common Stock for the five consecutive trading days ending September 4, 2003. See Note 11a

10.	Commitments and Contingencies

a. Operating Leases
      The Company leases and subleases laboratory and office facilities in Tarrytown, New York under operating lease agreements which expire through December 2009 and contain renewal options for lease extensions on certain facilities through December 2014. The Company also leases manufacturing, office, and warehouse facilities in Rensselaer, New York under an operating lease agreement which expires in July 2007 and contains renewal options to extend the lease for two additional five-year terms and a purchase option. The leases provide for base rent plus additional rental charges for utilities, taxes, and operating expenses, as defined.
      The Company leases certain laboratory and office equipment under operating leases which expire at various times through 2007.

REGENERON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)
      At December 31, 2004, the future minimum noncancelable lease commitments under operating leases were as follows:

December 31,	Facilities	Equipment	Total

2005	$4,627	$228	$4,855
2006	4,539	130	4,669
2007	4,537	22	4,559
2008	1,800		1,800
2009	1,800		1,800

	$17,303	$380	$17,683

      Rent expense under operating leases was:

Year Ending December 31,	Facilities	Equipment	Total

2004	$5,351	$303	$5,654
2003	5,394	305	5,699
2002	4,556	257	4,813
      In addition to its rent expense for various facilities, the Company paid additional rental charges for utilities, real estate taxes, and operating expenses of $6.0 million, $6.0 million, and $3.6 million for the years ended December 31, 2004 2003, and 2002, respectively.

b. Capital Leases
      In 2003 and prior years, the Company had leased equipment under noncancelable capital leases. Lease terms were generally four years after which, for certain leases, the Company purchased the equipment at amounts defined by the agreements. As of December 31, 2003, the Company had no remaining capital leases outstanding.

c. Loan Payable
      In March 2003, the Company entered into a collaboration agreement with Novartis Pharma AG. In accordance with that agreement, Regeneron funded its share of 2003 collaboration development expenses through a loan from Novartis, which bore interest at a rate per annum equal to the LIBOR rate plus 2.5%, compounded quarterly. In March 2004, Novartis forgave its outstanding loan to Regeneron totaling $17.8 million, including accrued interest, based on Regeneron’s achieving a pre-defined development milestone. See Note 11b.

d. Convertible Debt
      In October 2001, the Company issued $200.0 million aggregate principal amount of convertible senior subordinated notes (“Notes”) in a private placement for proceeds to the Company of $192.7 million, after deducting the initial purchasers’ discount and out-of-pocket expenses (collectively, “Deferred Financing Costs”). The Notes bear interest at 5.5% per annum, payable semi-annually, and mature on October 17, 2008. Deferred Financing Costs, which are included in other assets, are amortized as interest expense over the period from the Notes’ issuance to stated maturity. The Notes are convertible, at the option of the holder at any time, into shares of the Company’s Common Stock at a conversion price of approximately $30.25 per share, subject to adjustment in certain circumstances. Regeneron may also redeem some or all of the Notes at any time if the closing price of the Company’s Common Stock has exceeded 140% of the conversion price then in effect for a

REGENERON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)
specified period of time. The fair market value of the Notes fluctuates over time. The estimated fair value of the Notes at December 31, 2004 was approximately $190.0 million.
      With respect to the Notes, the Company pledged as collateral $31.6 million of U.S. government securities (“Restricted Marketable Securities”) which matured at various dates through October 2004. At December 31, 2003, the balance of the Restricted Marketable Securities had an amortized cost basis of $10.9 million, due to scheduled interest payments made on the Notes in 2002 and 2003. Upon maturity, the proceeds of the remaining Restricted Marketable Securities paid the scheduled 2004 interest payments on the Notes when due. The Company considered its Restricted Marketable Securities to be “held-to-maturity,” as defined by Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. These securities were reported at their amortized cost, which included the direct costs to acquire the securities, plus the amortization of any discount or premium, and accrued interest earned on the securities. The fair value of the Restricted Marketable Securities at December 31, 2003, which was estimated based on quoted market prices, was $11.0 million and the gross unrealized holding gain was $0.1 million. At December 31, 2004 there were no remaining Restricted Marketable Securities.

e. Research Collaboration and Licensing Agreements
      As part of the Company’s research and development efforts, the Company enters into research collaboration and licensing agreements with related and unrelated companies, scientific collaborators, universities, and consultants. The Company also has a license and supply agreement with Nektar Therapeutics for a reagent used to formulate one of the Company’s product candidates. These agreements contain varying terms and provisions which include fees and milestones to be paid by the Company, services to be provided, and ownership rights to certain proprietary technology developed under the agreements. Some of the agreements contain provisions which require the Company to pay royalties, as defined, at rates that range from 0.25% to 10%, in the event the Company sells or licenses any proprietary products developed under the respective agreements.
      Certain agreements under which the Company is required to pay fees permit the Company, upon 30 to 90-day written notice, to terminate such agreements. With respect to payments associated with these agreements, the Company incurred expenses of $1.4 million, $2.7 million, and $1.7 million for the years ended December 31, 2004, 2003, and 2002, respectively.
      In August 2003, Merck & Co., Inc. granted the Company a non-exclusive license agreement to certain patents and patent applications which may be used in the development and commercialization of AXOKINE®. As consideration, the Company issued to Merck 109,450 newly issued unregistered shares of its Common Stock (the “Merck Shares”), valued at $1.5 million based on the fair market value of shares of the Company’s Common Stock on the agreement’s effective date. In August 2004, the Company repurchased from Merck and subsequently retired the Merck Shares for $0.9 million based on the fair market value of the shares on August 19, 2004. The Company also made a cash payment of $0.6 million to Merck as required under the license agreement. The agreement also requires the Company to make an additional payment to Merck upon receipt of marketing approval for a product covered by the licensed patents. In addition, the Company would be required to pay royalties, at staggered rates in the mid-single digits, based on the net sales of products covered by the licensed patents.

11.	Research and Development Agreements
      The Company has entered into various agreements related to its activities to develop and commercialize product candidates and utilize its technology platforms. Amounts earned by the Company in connection with these agreements, which were recognized as contract research and development revenue, research progress payments, or other contract income, as applicable, totaled $198.7 million, $47.4 million, and $10.9 million in

REGENERON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)
2004, 2003, and 2002, respectively. Total Company incurred expenses associated with these agreements, which include reimbursable, as applicable, and non-reimbursable amounts and an allocable portion of general and administrative costs, were $75.3 million, $56.0 million and $11.9 million in 2004, 2003, and 2002, respectively. Significant agreements are described below.

a. The sanofi-aventis Group
      In September 2003, the Company entered into a collaboration agreement (the “s-a Agreement”) with the sanofi-aventis Group, to jointly develop and commercialize the Company’s Vascular Endothelial Growth Factor (“VEGF”) Trap throughout the world with the exception of Japan, where product rights remain with Regeneron. In connection with this agreement, sanofi-aventis made a non-refundable up-front payment of $80.0 million and purchased 2,799,552 newly issued unregistered shares of the Company’s Common Stock for $45.0 million, based upon the average closing price of the Common Stock for the five consecutive trading days ending September 4, 2003.
      In January 2005, the Company and sanofi-aventis amended the s-a Agreement to exclude local administration of the VEGF Trap to the eye (the “Excluded Field”) from joint development under the agreement, and product rights to the VEGF Trap in the Excluded Field reverted to Regeneron. In connection with this amendment, sanofi-aventis made a $25.0 million non-refundable payment to Regeneron (the “Excluded Field Termination Payment”) in January 2005.
      Under the s-a Agreement, as amended, Regeneron and sanofi-aventis will share co-promotion rights and profits on sales, if any, of the VEGF Trap, except for sales in the Excluded Field. In December 2004, Regeneron earned a $25.0 million payment from sanofi-aventis, which was received in January 2005, upon achievement of an early-stage clinical milestone. The Company may also receive up to $360.0 million in additional milestone payments upon receipt of specified marketing approvals for up to eight VEGF Trap indications in Europe or the United States.
      Under the s-a Agreement, agreed upon development expenses incurred by both companies during the term of the agreement will be funded by sanofi-aventis. If the collaboration becomes profitable, Regeneron will reimburse sanofi-aventis for 50% of these development expenses, or half of $86.5 million as of December 31, 2004, in accordance with a formula based on the amount of development expenses and Regeneron’s share of the collaboration profits, or at a faster rate at Regeneron’s option. Regeneron has the option to conduct additional pre-Phase III studies at its own expense. In connection with the January 2005 amendment to the s-a Agreement, the Excluded Field Termination Payment of $25.0 million will be considered a VEGF Trap development expense and will be subject to 50% reimbursement by Regeneron to sanofi-aventis, as described above, if the collaboration becomes profitable. In addition, if the first commercial sale of a VEGF Trap product in the Excluded Field (“First Excluded Sale”) predates the first commercial sale of a VEGF Trap product under the collaboration (“First Collaboration Sale”), Regeneron will begin reimbursing sanofi-aventis for up to $7.5 million of VEGF Trap development expenses, commencing two years after the First Excluded Sale in accordance with a defined formula, until the First Collaboration Sale occurs.
      Sanofi-aventis has the right to terminate the agreement without cause with at least twelve months advance notice. Upon termination of the agreement for any reason, Regeneron’s obligation to reimburse sanofi-aventis, for 50% of VEGF Trap development expenses will terminate, and the Company will retain all rights to the VEGF Trap.
      Revenue related to payments from sanofi-aventis is being recognized under the Substantive Milestone Method (see Note 2) in accordance with SAB 104. The up-front payment of $80.0 million and reimbursement of Regeneron-incurred development expenses are being recognized as contract research and development revenue over the development period. Milestone payments are recognized as research progress payments. In addition to the $25.0 million research progress payment earned in 2004, the Company

REGENERON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)
recognized $78.3 million and $14.3 million of contract research and development revenue in 2004 and 2003, respectively, in connection with the s-a Agreement. At December 31, 2004 and 2003, amounts receivable from sanofi-aventis totaled $39.4 million and $8.9 million, respectively, and deferred revenue was $65.8 million and $76.4 million, respectively.

b. Novartis Pharma AG
      In March 2003, the Company entered into a collaboration agreement (the “Novartis Agreement”) with Novartis Pharma AG to jointly develop and commercialize the Company’s Interleukin-1 Cytokine Trap (“IL-1 Trap”). In connection with this agreement, Novartis made a non-refundable up-front payment of $27.0 million and purchased $48.0 million of newly issued unregistered shares of the Company’s Common Stock. Regeneron issued 2,400,000 shares of Common Stock to Novartis in March 2003 and an additional 5,127,050 shares in May 2003 for a total of 7,527,050 shares based upon the average closing price of the Common Stock for the 20 consecutive trading days ending May 12, 2003.
      Development expenses incurred during 2003 were shared equally by the Company and Novartis. Regeneron funded its share of 2003 development expenses through a loan (the “2003 Loan”) from Novartis, which bore interest at a rate per annum equal to the LIBOR rate plus 2.5%, compounded quarterly. As of December 31, 2003, the 2003 Loan balance due Novartis, including accrued interest, totaled $13.8 million. In March 2004, Novartis forgave the 2003 Loan and accrued interest thereon, totaling $17.8 million, based on Regeneron’s achieving a pre-defined development milestone.
      In February 2004, Novartis provided notice of its intention not to proceed with the joint development of the IL-1 Trap. In March 2004, Novartis agreed to pay the Company $42.75 million to satisfy its obligation to fund development costs for the IL-1 Trap for the nine month period following its notification and for the two months prior to that notice. The Company recorded the $42.75 million as other contract income in 2004. Regeneron and Novartis each retain rights under the collaboration agreement to elect to collaborate in the future on the development and commercialization of certain other IL-1 antagonists.
      Revenue related to payments from Novartis was recognized under the Substantive Milestone Method (see Note 2) in accordance with SAB 104. The up-front payment of $27.0 million and reimbursement of Novartis’ share of Regeneron-incurred development expenses were recognized as contract research and development revenue. Forgiveness of the 2003 Loan and accrued interest in 2004 was recognized as a research progress payment. In 2003 the Company recognized $21.4 million of contract research and development revenue in connection with the Novartis Agreement. At December 31, 2003, amounts receivable from Novartis totaled $3.2 million and deferred revenue was $22.1 million. In 2004, the Company recognized contract research and development revenue of $22.1 million, which represented the remaining amount of the $27.0 million up-front payment from Novartis that had previously been deferred. At December 31, 2004 there were no amounts receivable from Novartis and no deferred revenue.

c. Amgen Inc.
      In August 1990, the Company entered into a collaboration agreement (the “Amgen Agreement”) with Amgen Inc. to develop and attempt to commercialize two proprietary products (the “Products”). The Amgen Agreement, among other things, provided for Amgen and the Company to form a partnership (“Amgen-Regeneron Partners” or the “Partnership”) to complete the development and to commercialize the Products. Amgen and the Company hold equal ownership interests (subject to adjustment for any future inequities in capital contributions, as defined) in the Partnership. The Company accounts for its investment in the Partnership in accordance with the equity method of accounting. In 2004, 2003, and 2002, the Company recognized its share of the Partnership net income (loss) in the amounts of $134 thousand, ($63 thousand), and ($27 thousand), respectively, which represents 50% of the total Partnership net income (loss). In September 2002, the Company and Amgen each made capital withdrawals of $0.5 million from the

REGENERON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)
Partnership. At December 31, 2004, the Company continues to be an equal partner in Amgen-Regeneron Partners. Selected financial data of the Partnership as of and for the years ended December 31, 2004, 2003, and 2002 are not significant. The Partnership has no ongoing development activities at this time.
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

d. Sumitomo Chemical Company, Ltd.
      During 1989, Sumitomo Chemical Co., Ltd. entered into a Technology Development Agreement (“TDA”) with Regeneron and paid the Company $5.6 million. In consideration for this payment, Sumitomo Chemical received a fifteen year limited right of first negotiation to license up to three of the Company’s product candidates in Japan. In connection with the Company’s implementation of SAB 101 (see Note 2), the Company recognized this payment as revenue on a straight-line basis over the term of the TDA. The TDA expired in March 2004.

e. The Procter & Gamble Company
      In May 1997, the Company entered into a long-term collaboration agreement with The Procter & Gamble Company to discover, develop, and commercialize pharmaceutical products (the “P&G Agreement”) and Procter & Gamble agreed to provide funding for Regeneron’s research efforts related to the collaboration. In connection with the collaboration, in June 1997 and August 2000, Procter & Gamble purchased 4.35 million and 573,630 shares of the Company’s Common Stock at $9.87 and $29.75 per share for a total of $42.9 million and $17.1 million, respectively. In June 1997, Procter & Gamble also received five year warrants to purchase an additional 1.45 million shares of the Company’s stock at $9.87 per share, which were exercised in August 2000. As consideration for the exercise price, Procter & Gamble tendered 511,125 shares of the Company’s Common Stock which had an aggregate value at the time of exercise, based upon the average market price of the Company’s Common Stock over approximately the prior 30 trading days, equal to the aggregate exercise price of the warrants. The net result of this warrant exercise was that Procter & Gamble acquired an additional 938,875 shares of the Company’s Common Stock. The 511,125 shares of Common Stock delivered to the Company by Procter & Gamble were retired upon receipt. These equity purchases were in addition to a purchase by Procter & Gamble Pharmaceuticals, Inc. of 800,000 shares of the Company’s Common Stock for $10.0 million that was completed in March 1997.
      Effective December 31, 2000, the Company and Procter & Gamble entered into a new collaboration agreement, replacing the P&G Agreement. The new agreement extends Procter & Gamble’s obligation to fund Regeneron research through December 2005, with no further research obligations by either party thereafter, and focuses the companies’ collaborative research on therapeutic areas that are of particular interest to Procter & Gamble. Under the new agreement, research support from Procter & Gamble is

REGENERON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)
$2.5 million per quarter, before adjustments for inflation, through December 2005. Any drugs that result from the collaboration will continue to be jointly developed and marketed worldwide, with the companies equally sharing development costs and profits. Procter & Gamble and the Company divided rights to programs from the P&G Agreement that are no longer part of the companies’ collaboration. Research funding from Procter & Gamble related to the collaboration totaled $90.8 million through December 31, 2004. In addition, in 1997 through 1999, Procter & Gamble also provided research support for the Company’s AXOKINE program and, as a result, will be entitled to receive a small royalty on any sales of AXOKINE.
      Contract research and development revenue related to the Company’s collaboration with Procter & Gamble was $10.5 million, $10.6 million, and $10.5 million in 2004, 2003, and 2002, respectively. At December 31, 2004, 2003, and 2002, the Procter & Gamble contract research revenue receivable was $2.3 million, $2.7 million, and $2.6 million, respectively.

f. Serono, S.A.
      In December 2002, the Company entered into an agreement (the “Serono Agreement”) with Serono S.A. to use Regeneron’s proprietary Velocigene technology platform to provide Serono with knock-out and transgenic mammalian models of gene function (“Materials”). Serono made an advance payment of $1.5 million (the “Retainer”) to Regeneron in December 2002, which was accounted for as deferred revenue. Regeneron recognizes revenue and reduces the Retainer as Materials are shipped to and accepted by Serono. The Serono Agreement contains provisions for minimum yearly order quantities and replenishment of the Retainer when the balance declines below a specified threshold. In 2004 and 2003, the Company recognized $2.1 million and $0.7 million, respectively, of contract research and development revenue in connection with the Serono Agreement.

12.	Manufacturing Agreement
      During 1995, the Company entered into a long-term manufacturing agreement with Merck & Co., Inc., as amended, (the “Merck Agreement”) to produce an intermediate (the “Intermediate”) for a Merck pediatric vaccine at the Company’s Rensselaer, New York facility. The Company agreed to modify portions of its facility for manufacture of the Intermediate and to assist Merck in securing regulatory approval for such manufacture in the Company’s facility. The Merck Agreement calls for the Company to manufacture Intermediate for Merck for a specified period of time (the “Production Period”), with certain minimum order quantities each year. The Production Period commenced in November of 1999 and originally extended for six years. In February 2005, the Company and Merck amended the Merck Agreement to extend the Production Period through October 2006 and provide Merck an opportunity, upon twelve-months’ prior notice, to extend the Production Period for an additional year through October 2007. Merck may terminate the agreement at any time upon the payment by Merck of a termination fee.
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
      In 2004, 2003, and 2002, Merck contract manufacturing revenue totaled $18.1 million, $10.1 million, and $11.1 million, respectively. Such amounts include $3.6 million, $1.7 million, and $1.8 million of previously deferred Capital Costs, respectively. In addition, Merck contract manufacturing revenue for 2002 includes a non-recurring $1.0 million payment received in August 2002 related to services the Company provided in prior years.

13.	Incentive and Stock Purchase Plans

a. Long-Term Incentive Plans
      During 2000, the Company established the Regeneron Pharmaceuticals, Inc. 2000 Long-Term Incentive Plan (“2000 Incentive Plan”) which, as amended, provides for the issuance of up to 18,500,000 shares of Common Stock in respect of awards. In addition, shares of Common Stock previously approved by shareholders for issuance under the Regeneron Pharmaceuticals, Inc. 1990 Long-Term Incentive Plan (“1990 Incentive Plan”) that are not issued under the 1990 Incentive Plan, may be issued as awards under the 2000 Incentive Plan. Employees of the Company, including officers, and nonemployees, including consultants and nonemployee members of the Board of Directors, (collectively, “Participants”) may receive awards as determined by a committee of independent directors (“Committee”). The awards that may be made under the 2000 Incentive Plan include: (a) Incentive Stock Options (“ISOs”) and Nonqualified Stock Options, (b) shares of Restricted Stock, (c) shares of Phantom Stock, (d) Stock Bonuses, and (e) Other Awards.
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
      Transactions involving stock option awards during 2004, 2003, and 2002, under the 1990 and 2000 Incentive Plans, are summarized in the table below. Option exercise prices were greater than or equal to the fair market value of the Company’s Common Stock on the date of grant. The total number of options exercisable at December 31, 2004, 2003, and 2002 was 8,628,873, 5,940,268, and 4,670,695, respectively, with weighted average exercise prices of $21.05, $19.45, and $15.80, respectively.

		Weighted-Average
	Number of Shares	Exercise Price

Stock options outstanding at December 31, 2001	9,328,039	$21.10
2002:
Stock options granted	2,693,010	$19.97
Stock options canceled	(183,031)	$22.63
Stock options exercised	(274,068)	$9.96

Stock options outstanding at December 31, 2002	11,563,950	$21.08
2003:
Stock options granted	2,634,570	$13.45
Stock options canceled	(265,107)	$22.62
Stock options exercised	(795,114)	$7.07

Stock options outstanding at December 31, 2003	13,138,299	$20.36
2004:
Stock options granted	2,828,484	$9.90
Stock options canceled	(514,947)	$21.10
Stock options exercised	(311,268)	$5.98

Stock options outstanding at December 31, 2004	15,140,568	$18.68

REGENERON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)
      The following table summarizes stock option information as of December 31, 2004:

	Options Outstanding			Options Exercisable

		Weighted Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$ 5.25 to $ 9.49	4,572,718	7.22	$8.78	2,070,420	$8.00
$ 9.50 to $13.00	3,282,599	7.07	$12.36	1,693,510	$11.88
$13.05 to $23.29	2,624,114	7.97	$18.86	1,338,769	$19.30
$23.66 to $28.81	2,551,117	6.67	$27.30	1,725,554	$27.61
$28.84 to $50.38	2,049,520	5.86	$38.94	1,740,220	$39.30
$51.56 to $51.56	60,500	5.16	$51.56	60,400	$51.56

$ 5.25 to $51.56	15,140,568	7.03	$18.68	8,628,873	$21.05

      The effect on the Company’s net loss and net loss per share had compensation costs for the Incentive Plans been determined in accordance with the fair value based method of accounting for stock-based compensation as prescribed by SFAS No. 123 is shown in Note 2. For the purpose of the pro forma calculation, the fair value of each option granted from the Incentive Plans during 2004, 2003, and 2002 was estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average fair value of the options granted during 2004, 2003, and 2002 was $7.53, $10.12 and $14.10, respectively. The following table summarizes the assumptions used in computing the fair value of option grants.

	2004	2003	2002

Expected volatility	80%	80%	70%
Expected lives from vest date	5 years	5 years	5 years
Dividend yield	0%	0%	0%
Risk-free interest rate	4.03%	3.75%	4.34%
      During 2004, 2003, and 2002, 105,052, 219,367, and 139,611 shares, respectively, of Restricted Stock were awarded under the 2000 Incentive Plan. These shares are nontransferable with such restriction lapsing (i) for 2004 awards with respect to 50% of the shares at nine months and eighteen months from date of grant and (ii) for 2003 and 2002 awards with respect to 25% of the shares every six months over the two-year period from date of grant. In accordance with generally accepted accounting principles, the Company recorded unearned compensation within Stockholders’ Equity of $1.0 million, $2.9 million, and $2.7 million in 2004, 2003, and 2002, respectively, related to these awards. This amount was based on the fair market value of shares of the Company’s Common Stock on the date of grant and will be expensed, on a pro rata basis, over the period that the restriction on these shares lapses. During 2004, 2003, and 2002, 18,194, 4,431, and 2,183 shares, respectively, of Restricted Stock were forfeited due to employee terminations. The Company reduced unearned compensation within Stockholders’ Equity by $0.3 million, $0.1 million, and $0.1 million in 2004, 2003, and 2002, respectively, related to these forfeited awards.
      The Company recognized compensation expense from stock-based awards of $2.5 million $2.3 million, and $1.8 million in 2004, 2003, and 2002, respectively.
      As of December 31, 2004, there were 5,553,915 shares available for future grants under the 2000 Incentive Plan.
      In December 2004, the Company’s shareholders approved a stock option exchange program. Under the program, Company regular employees who work an average of 20 hours per week, other than the Company’s chairman and the Company’s president and chief executive officer, were provided the opportunity to make a

REGENERON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)
one-time election to surrender options granted under the 1990 and 2000 Incentive Plans that had an exercise price per share of at least $18.00 and exchange them for replacement options granted under the 2000 Incentive Plan in accordance with the following exchange ratios:

Exchange Ratio
(Number of Eligible
Options to be
Surrendered and
Cancelled for Each
Exercise Price of Eligible Options	Replacement Option)

$18.00 to $28.00	1.50
$28.01 to $37.00	2.00
$37.01 and up	3.00
Participation in the stock option exchange program was voluntary, and non-employee directors, consultants, former employees, and retirees were not eligible to participate. The participation deadline for the program was January 5, 2005. Eligible employees elected to exchange options with a total of 3,665,819 underlying shares of Common Stock, and the Company issued 1,977,840 replacement options with an exercise price of $8.50 per share on January 5, 2005.
      Each replacement option was completely unvested upon grant. Each replacement option granted to an employee other than our executive vice president and senior vice presidents will ordinarily become vested and exercisable with respect to one-fourth of the shares initially underlying such option on each of the first, second, third and fourth anniversaries of the grant date so that such replacement option will be fully vested and exercisable four years after it was granted. Each replacement option granted to our executive vice president and senior vice presidents will ordinarily vest with respect to all the shares underlying such option if both (i) the Company’s products have achieved gross sales of at least $100 million during any consecutive twelve-month period (either directly by the Company or through its licensees) and (ii) the specific senior or executive vice president has remained employed by the Company for at least three years from the date of grant. For all replacement options, the recipient’s vesting and exercise rights are contingent upon the recipient’s continued employment through the applicable vesting date and subject to the other terms of the 2000 Incentive Plan and the applicable option award agreement. As is generally the case with respect to the option award agreements for options that were eligible for exchange pursuant to the stock option exchange program, the option award agreements for replacement options include provisions whereby the replacement options may become fully vested in connection with a “Change in Control” of the Company, as defined in the 2000 Incentive Plan.
      Under the stock option exchange program, each replacement option has a term equal to the greater of (i) the remaining term of the surrendered option it replaces and (ii) six years from the date of grant of the replacement option. This was intended to ensure that the employees who participated in the stock option exchange program would not derive any additional benefit from an extended option term unless the surrendered option had a remaining term of less than six years.
      In connection with the stock option exchange program, the Company intends to adopt, effective January 1, 2005, the fair value based method of accounting for stock-based employee compensation under the provisions of SFAS No. 123, as modified by SFAS No. 148, using the modified prospective method. In accordance with SFAS Nos. 123/148, as a result of the Company’s grant of the replacement options pursuant to the stock option exchange program, the Company incurred compensation cost that will be recognized over the vesting period of the replacement option. The compensation cost equals the sum of (i) the unamortized fair value of the surrendered options on the date of the exchange and (ii) the incremental value of the replacement option measured as the difference between (a) the fair value of the replacement option on the date of the exchange and (b) the fair value of the surrendered options immediately prior to the exchange. The

REGENERON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)
Company will begin recognizing this compensation cost in the first quarter of 2005 in each of the categories of expense in the Company’s Statement of Operations.

b.	Executive Stock Purchase Plan
      In 1989, the Company adopted an Executive Stock Purchase Plan (the “Plan”) under which 1,027,500 shares of Class A Stock were reserved for restricted stock awards. The Plan provides for the compensation committee of the Board of Directors to award employees, directors, consultants, and other individuals (“Plan participants”) who render service to the Company the right to purchase Class A Stock at a price set by the compensation committee. The Plan provides for the vesting of shares as determined by the compensation committee and, should the Company’s relationship with a Plan participant terminate before all shares are vested, unvested shares will be repurchased by the Company at a price per share equal to the original amount paid by the Plan participant. During 1989 and 1990, a total of 983,254 shares were issued, all of which vested as of December 31, 1999. As of December 31, 2004, there were 44,246 shares available for future grants under the Plan.

14.	Employee Savings Plan
      In 1993, the Company adopted the provisions of the Regeneron Pharmaceuticals, Inc. 401(k) Savings Plan (the “Savings Plan”). The terms of the Savings Plan provide for employees who have met defined service requirements to participate in the Savings Plan by electing to contribute to the Savings Plan a percentage of their compensation to be set aside to pay their future retirement benefits, as defined. The Savings Plan, as amended and restated during 1998, provides for the Company to make discretionary contributions (“Contribution”), as defined. The Company recorded Contribution expense of $0.8 million in 2004, $0.9 million in 2003, and $0.8 million in 2002; such amounts were accrued as liabilities at December 31, 2004, 2003, and 2002, respectively. During the first quarter of 2005, 2004, and 2003, the Company contributed 90,385, 64,333, and 42,543 shares, respectively, of Common Stock to the Savings Plan in satisfaction of these obligations.

15.	Income Taxes
      In 2004, 2003, and 2002, the Company recognized a net operating loss for tax purposes and, accordingly, no provision for income taxes has been recorded in the accompanying financial statements. There is no benefit for federal or state income taxes for the years ended December 31, 2004, 2003, and 2002 since the Company has incurred net operating losses for tax purposes since inception and established a valuation allowance equal to the total deferred tax asset.
      The tax effect of temporary differences, net operating loss carry-forwards, and research and experimental tax credit carry-forwards as of December 31, 2004 and 2003 was as follows:

	2004	2003

Deferred tax assets
Net operating loss carry-forward	$135,099	$135,357
Fixed assets	9,772	7,177
Deferred revenue	28,527	43,372
Research and experimental tax credit carry-forward	20,772	18,233
Capitalized research and development costs	28,559	33,102
Other	4,168	3,832
Valuation allowance	(226,897)	(241,073)

	—	—

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
      As of December 31, 2004, the Company had available for tax purposes unused net operating loss carry-forwards of $339.5 million which will expire in various years from 2006 to 2024. The Company’s research and experimental tax credit carry-forwards expire in various years from 2005 to 2024. Under the Internal Revenue Code and similar state provisions, substantial changes in the Company’s ownership have resulted in an annual limitation on the amount of net operating loss and tax credit carry-forwards that can be utilized in future years to offset future taxable income. This annual limitation may result in the expiration of net operating losses and tax credit carry-forwards before utilization.

16.	Legal Matters
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
      The Company, from time to time, has been subject to other legal claims arising in connection with its business. While the ultimate outcome of these other legal claims cannot be predicted with certainty, at December 31, 2004 there were no such other asserted claims against the Company which, in the opinion of management, if adversely determined would have a material adverse effect on the Company’s financial position, results of operations, and cash flows.

17.	Net Income (Loss) Per Share
      The Company’s basic net income (loss) per share amounts have been computed by dividing net income (loss) by the weighted average number of Common and Class A shares outstanding. The diluted net income per share is based upon the weighted average number of shares of Common Stock and Class A Stock and the common stock equivalents outstanding when dilutive. In 2003 and 2002, the Company reported net losses and, therefore, no common stock equivalents were included in the computation of diluted net loss per share since

REGENERON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)
such inclusion would have been antidilutive. The calculations of basic and diluted net loss per share are as follows:

	December 31,

	2004	2003	2002

Net income (loss) (Numerator)	$41,699	$(107,458)	$(124,377)
Shares, in thousands (Denominator):
Weighted-average shares for basic per share calculations	55,419	50,490	43,918
Effect of stock options	711
Effect of restricted stock awards	42	—	—

Adjusted weighted-average shares for diluted per share calculations	56,172	50,490	43,918

Basic net income (loss) per share	$0.75	$(2.13)	$(2.83)
Diluted net income (loss) per share	$0.74	$(2.13)	$(2.83)
      Shares issuable upon the exercise of options and warrants, vesting of restricted stock awards, and conversion of convertible debt, which have been excluded from the diluted per share amounts because their effect would have been antidilutive, include the following:

	December 31,

	2004	2003	2002

Options and Warrants:
Weighted average number, in thousands	10,110	11,299	9,533
Weighted average exercise price	$23.82	$22.07	$19.43
Restricted Stock:
Weighted average number, in thousands	6	159	88
Convertible Debt:
Weighted average number, in thousands	6,611	6,611	6,611
Conversion price	$30.25	$30.25	$30.25
      In connection with the Company’s stock option exchange program (see Note 13a), on January 5, 2005, eligible employees elected to exchange options with a total of 3,665,819 underlying shares of Common Stock, and the Company issued 1,977,840 replacement options with an exercise price of $8.50 per share.

18.	Segment Information
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
      Contract manufacturing: Includes all revenues and expenses related to the commercial production of products under contract manufacturing arrangements. During 2004, 2003, and 2002, the Company produced Intermediate under the Merck Agreement (see Note 12).

REGENERON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)
      The table below presents information about reported segments for the years ended December 31, 2004, 2003, and 2002:

	Research &	Contract		Reconciling
	Development	Manufacturing		Items		Total

2004
Revenues	$155,927	$18,090		—		$174,017
Depreciation and amortization	14,319	—	(1)	$1,043		15,362
Interest expense	126	—		12,049		12,175
Other contract income	42,750	—				42,750
Net income (loss)	45,395	2,876		(6,572	)(2)	41,699
Capital expenditures	5,972	—		—		5,972
Total assets	111,038	6,532		355,538	(3)	473,108
2003
Revenues	$47,366	$10,131		—		$57,497
Depreciation and amortization	11,894	—	(1)	$1,043		12,937
Interest expense	161	—		11,771		11,932
Net (loss) income	(103,604)	3,455		(7,309	)(2)	(107,458)
Capital expenditures	16,944	—		—		16,944
Total assets	92,369	12,889		374,297	(3)	479,555
2002
Revenues	$10,924	$11,064		—		$21,988
Depreciation and amortization	7,411	—	(1)	$1,043		8,454
Interest expense	36	2		11,821		11,859
Net (loss) income	(126,597)	4,579		(2,359	)(2)	(124,377)
Capital expenditures	45,878	36		—		45,914
Total assets	75,589	12,479		303,506	(3)	391,574

(1)	Depreciation and amortization related to contract manufacturing is capitalized into inventory and included in contract manufacturing expense when the product is shipped.

(2)	Represents investment income net of interest expense related to convertible notes issued in October 2001 (see Note 10d).

(3)	Includes cash and cash equivalents, marketable securities, restricted marketable securities (where applicable), prepaid expenses and other current assets, and other assets.

REGENERON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

19.	Unaudited Quarterly Results
      Summarized quarterly financial data for the years ended December 31, 2004 and 2003 are displayed in the following tables.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	Ended	Ended	Ended	Ended
	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$61,990	$28,418	$36,519	$47,090
Net income (loss)	64,532	(14,549)	(11,076)	2,792
Basic net income (loss) per share	$1.17	$(0.26)	$(0.20)	$0.05
Diluted net income (loss) per share	$1.06	$(0.26)	$(0.20)	$0.05

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	Ended	Ended	Ended	Ended
	March 31,	June 30,	September 30,	December 31,
	2003	2003	2003	2003

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$9,925	$8,908	$17,392	$21,272
Net loss	(30,321)	(30,360)	(27,400)	(19,377)
Net loss per share, basic and diluted	$(0.68)	$(0.61)	$(0.52)	$(0.35)