Form 10-Q
period 2005-06-30
REGENERON PHARMACEUTICALS INC
filed 2005-08-08
CIK 872589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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
Yes ☑                     No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of July 29, 2005:

Class of Common Stock	Number of Shares

Class A Stock, $0.001 par value	2,358,373
Common Stock, $0.001 par value	53,767,633

REGENERON PHARMACEUTICALS, INC.

June 30, 2005

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
REGENERON PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS AT JUNE 30, 2005 AND DECEMBER 31, 2004 (Unaudited)
(In thousands, except share data)

	June 30,	December 31,
	2005	2004
ASSETS

Current assets
Cash and cash equivalents	$145,201	$95,229
Marketable securities	190,612	200,753
Accounts receivable	16,830	43,102
Prepaid expenses and other current assets	2,923	1,642
Inventory	3,746	3,229

Total current assets	359,312	343,955

Marketable securities	15,798	52,930
Property, plant, and equipment, at cost, net of accumulated depreciation and amortization	67,366	71,239
Other assets	4,472	4,984

Total assets	$446,948	$473,108

LIABILITIES and STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$17,043	$18,872
Deferred revenue, current portion	12,906	15,267

Total current liabilities	29,949	34,139

Deferred revenue	51,939	56,426
Notes payable	200,000	200,000

Total liabilities	281,888	290,565

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.01 par value; 30,000,000 shares authorized; issued and outstanding-none
Class A Stock, convertible, $.001 par value; 40,000,000 shares authorized; 2,358,373 shares issued and outstanding in 2005 and 2004	2	2
Common Stock, $.001 par value; 160,000,000 shares authorized; shares issued and outstanding — 53,762,428 in 2005 and 53,502,004 in 2004	54	54
Additional paid-in capital	687,965	675,389
Unearned compensation	(1,296)	(2,299)
Accumulated deficit	(520,956)	(489,834)
Accumulated other comprehensive loss	(709)	(769)

Total stockholders’ equity	165,060	182,543

Total liabilities and stockholders’ equity	$446,948	$473,108

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenues
Contract research and development	$13,545	$27,146	$27,047	$68,756
Research progress payments				17,770
Contract manufacturing	2,821	1,272	5,528	3,882

	16,366	28,418	32,575	90,408

Expenses
Research and development	40,642	36,297	76,554	68,478
Contract manufacturing	1,675	529	4,166	2,754
General and administrative	6,216	4,235	12,362	8,025

	48,533	41,061	93,082	79,257

Income (loss) from operations	(32,167)	(12,643)	(60,507)	11,151

Other income (expense)
Other contract income	5,640		30,640	42,750
Investment income	2,539	1,105	4,769	2,229
Interest expense	(3,011)	(3,011)	(6,024)	(6,147)

	5,168	(1,906)	29,385	38,832

Net income (loss)	($26,999)	($14,549)	($31,122)	$49,983

Net income (loss) per share:
Basic	($0.48)	($0.26)	($0.56)	$0.90
Diluted	($0.48)	($0.26)	($0.56)	$0.88

Weighted average shares outstanding:
Basic	55,917	55,383	55,866	55,333
Diluted	55,917	55,383	55,866	63,209
The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)
For the six months ended June 30, 2005
(In thousands)

								Accumulated
					Additional			Other	Total
	Class A Stock		Common Stock		Paid-in	Unearned	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Loss	Equity	Loss
Balance, December 31, 2004	2,358	$2	53,502	$54	$675,389	($2,299)	($489,834)	($769)	$182,543
Issuance of Common Stock in connection with exercise of stock options			172		1,032				1,032
Issuance of Common Stock in connection with Company 401(k) Savings Plan contribution			90		632				632
Forfeitures of restricted Common Stock under Long-Term Incentive Plan			(2)		(27)	27
Stock-based compensation expense					10,939	976			11,915
Net loss							(31,122)		(31,122)	($31,122)
Change in net unrealized loss on marketable securities								60	60	60

Balance, June 30, 2005	2,358	$2	53,762	$54	$687,965	($1,296)	($520,956)	($709)	$165,060	($31,062)

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six months ended June 30,
	2005	2004
Cash flows from operating activities
Net income (loss)	($31,122)	$49,983

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	7,689	7,570
Non-cash compensation expense	11,703	1,299
Non-cash expense related to a license agreement		347
Forgiveness of loan payable to Novartis Pharma AG, inclusive of accrued interest		(17,770)
Changes in assets and liabilities
Decrease (increase) in accounts receivable	26,272	(9,868)
Increase in prepaid expenses and other assets	(1,246)	(1,708)
Decrease (increase) in inventory	141	(1,260)
Decrease in deferred revenue	(6,848)	(26,776)
Decrease in accounts payable, accrued expenses, and other liabilities	(2,040)	(2,941)

Total adjustments	35,671	(51,107)

Net cash provided by (used in) operating activities	4,549	(1,124)

Cash flows from investing activities
Purchases of marketable securities	(60,392)	(87,669)
Purchases of restricted marketable securities		(5,538)
Sales or maturities of marketable securities	107,680	88,940
Maturities of restricted marketable securities		11,038
Capital expenditures	(2,897)	(2,533)

Net cash provided by investing activities	44,391	4,238

Cash flows from financing activities
Net proceeds from the issuance of stock	1,032	603
Borrowings under loan payable		3,827

Net cash provided by financing activities	1,032	4,430

Net increase in cash and cash equivalents	49,972	7,544

Cash and cash equivalents at beginning of period	95,229	97,477

Cash and cash equivalents at end of period	$145,201	$105,021

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
2. Per Share Data
The Company’s basic net income (loss) per share amounts have been computed by dividing net income or loss by the weighted average number of shares of Common Stock and Class A Stock outstanding. Diluted net income per share is based upon the weighted average number of shares of Common Stock and Class A Stock and the common stock equivalents outstanding when dilutive. Common stock equivalents include: (i) outstanding stock options and restricted stock awards under the Company’s Long-Term Incentive Plans, which are included under the treasury stock method when dilutive, and (ii) Common Stock to be issued under the assumed conversion of the Company’s outstanding convertible senior subordinated notes, which are included under the if-converted method when dilutive. For the three and six months ended June 30, 2005 and the three months ended June 30, 2004, the Company reported a net loss and, therefore, no common stock equivalents were included in the computation of diluted net loss per share for such periods, since such inclusion would have been antidilutive. The calculations of basic and diluted net income (loss) per share are as follows:

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)

	Three Months Ended June 30,
	2005	2004
Net loss (Numerator)	($26,999)	($14,549)

Weighted-average shares, in thousands (Denominator)	55,917	55,383

Basic and diluted net loss per share	($0.48)	($0.26)

	Six Months Ended June 30,
	2005	2004
Net income (loss) (Numerator):
Net income (loss) for basic per share calculations	($31,122)	$49,983
Adjustment for interest expense on convertible notes		5,500

Adjusted net income (loss) for diluted per share calculations	($31,122)	$55,483

Shares, in thousands (Denominator):
Weighted-average shares for basic per share calculations	55,866	55,333
Effect of stock options		1,209
Effect of restricted stock awards		56
Effect of convertible notes		6,611

Adjusted weighted-average shares for diluted per share calculations	55,866	63,209

Basic net income (loss) per share	($0.56)	$0.90
Diluted net income (loss) per share	($0.56)	$0.88
Shares issuable upon the exercise of stock options, vesting of restricted stock awards, and conversion of convertible debt, which have been excluded from the June 30, 2005 and 2004 diluted per share amounts because their effect would have been antidilutive, include the following:

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)

	Three months ended June 30,
	2005	2004
Stock Options:
Weighted average number, in thousands	13,295	13,122
Weighted average exercise price	$14.55	$20.33

Restricted Stock:
Weighted average number, in thousands	204	282

Convertible Debt:
Weighted average number, in thousands	6,611	6,611
Conversion price	$30.25	$30.25

	Six months ended June 30,
	2005	2004
Stock Options:
Weighted average number, in thousands	13,385	7,515
Weighted average exercise price	$14.64	$27.75

Restricted Stock:
Weighted average number, in thousands	209

Convertible Debt:
Weighted average number, in thousands	6,611
Conversion price	$30.25
3. Stock-based Employee Compensation
Effective January 1, 2005, the Company adopted the fair value based method of accounting for stock-based employee compensation under the provisions of Statement of Financial Accounting Standards No. (“SFAS”) 123, Accounting for Stock-Based Compensation, using the modified prospective method as described in SFAS 148, Accounting for Stock-Based Compensation- Transition and Disclosure. As a result, the Company has begun recognizing expense, in an amount equal to the fair value of share-based payments (including stock option awards) on their date of grant, over the vesting period of the awards. Under the modified prospective method, compensation expense for the Company is recognized for (a) all share based payments granted on or after January 1, 2005, (including replacement options granted under the Company’s stock option exchange program which concluded on January 5, 2005 (see Note 11)) and (b) all awards granted to employees prior to January 1, 2005 that were unvested on that date. Prior to the adoption of the fair value method, the Company accounted for stock-based compensation to employees under the intrinsic value method of accounting set forth in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees,

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)
and related interpretations. Therefore, compensation expense related to employee stock options was not reflected in operating expenses in any period prior to the first quarter of 2005 and prior period results have not been restated. For the three months ended June 30, 2005, non-cash stock-based employee compensation expense related to stock option awards (“Stock Option Expense”) totaled $5,398, of which $5,348 was recognized in operating expenses and $50 was capitalized in inventory. For the six months ended June 30, 2005, Stock Option Expense totaled $10,939, of which $10,727 was recognized in operating expenses and $212 was capitalized in inventory. For the three and six months ended June 30, 2004, had the Company adopted the fair value based method of accounting for stock-based employee compensation under the provisions of SFAS 123, Stock Option Expense would have totaled $8,584 and $17,510, respectively, and the effect on the Company’s net income (loss) and net income (loss) per share would have been as follows:

	Three months ended	Six months ended
	June 30, 2004	June 30, 2004
Net income (loss), as reported	($14,549)	$49,983
Add: Stock-based employee compensation expense included in reported net income (loss)	628	1,299
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(9,212)	(18,809)

Pro forma net income (loss), basic	($23,133)	$32,473

Pro forma net income (loss), diluted	($23,133)	$37,973

Basic net income (loss) per share amounts:
As reported	($0.26)	$0.90
Pro forma	($0.42)	$0.59

Diluted net income (loss) per share amounts:
As reported	($0.26)	$0.88
Pro forma	($0.42)	$0.60
The fair value of each option granted under the Regeneron Pharmaceuticals, Inc. 2000 Long-Term Incentive Plan (“2000 Incentive Plan”) during the three and six months ended June 30, 2005 and 2004 was estimated on the date of grant using the Black-Scholes

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)
option-pricing model. Using this model, fair value is calculated based on assumptions with respect to (i) expected volatility of the Company’s Common Stock price, (ii) the periods of time over which employees and Board Directors are expected to hold their options prior to exercise (expected lives), (iii) expected dividend yield on the Company’s Common Stock, and (iv) risk-free interest rates, which are based on quoted U.S. Treasury rates for securities with maturities approximating the options’ expected lives. Expected volatility has been estimated based on actual movements in the Company’s stock price over the most recent historical periods equivalent to the options’ expected lives. Expected lives are principally based on the Company’s limited historical exercise experience with option grants with similar exercise prices. The expected dividend yield is zero as the Company has never paid dividends and does not currently anticipate paying any in the foreseeable future. The weighted-average fair value of the options granted during the three months ended June 30, 2005 and 2004 was $4.04 and $8.62 per option, respectively. The weighted-average fair value of the options granted during the six months ended June 30, 2005 and 2004 was $5.81 and $10.30 per option, respectively. The following table summarizes the weighted average values of the assumptions used in computing the fair value of option grants.

	Three months ended June 30,
	2005	2004
Expected volatility	70%	80%
Expected lives from grant date	5.0 years	7.5 years
Expected dividend yield	0%	0%
Risk-free interest rate	3.78%	4.07%

	Six months ended June 30,
	2005	2004
Expected volatility	75%	80%
Expected lives from grant date	6.2 years	7.3 years
Expected dividend yield	0%	0%
Risk-free interest rate	3.96%	3.83%
Under the 2000 Incentive Plan, the Company also awards shares of restricted stock. In accordance with generally accepted accounting principles, the Company records unearned compensation in Stockholders’ Equity related to these awards. The amount is based on the fair market value of shares of Common Stock on the grant date of the restricted stock award and is expensed, on a pro rata basis, over the period that the restrictions lapse. For the three months ended June 30, 2005 and 2004, the Company recognized compensation expense related to restricted stock awards of $474 and $628, respectively. For the six months ended June 30, 2005 and 2004, the Company recognized compensation expense related to restricted stock awards of $976 and $1,299, respectively.

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)
4. Statement of Cash Flows
Supplemental disclosure of noncash investing and financing activities:
Included in accounts payable and accrued expenses at June 30, 2005 and December 31, 2004 are $1,393 and $550, respectively, of accrued capital expenditures. Included in accounts payable and accrued expenses at June 30, 2004 and December 31, 2003 are $1,114 and $752, respectively, of accrued capital expenditures.
Included in accounts payable and accrued expenses at December 31, 2004 and 2003 are $632 and $917, respectively, of accrued Company 401(k) Savings Plan contribution expense. In the first quarter of both 2005 and 2004, the Company contributed 90,385 and 64,333 shares, respectively, of Common Stock to the 401(k) Savings Plan in satisfaction of these obligations.
Included in marketable securities at June 30, 2005 and December 31, 2004 are $2,562 and $2,607, respectively, of accrued interest income. Included in marketable securities at June 30, 2004 and December 31, 2003 are $1,422 and $878, respectively, of accrued interest income.
5. Marketable Securities
The Company has revised the classification of its investments in auction rate securities from cash and cash equivalents to short-term investments on its balance sheets at December 31, 2004 and 2003, and June 30, 2004. Auction rate securities are securities that have stated maturities beyond three months, but are priced and traded as short-term investments due to the liquidity provided through the auction mechanism that generally resets interest rates every 28 or 35 days. The change in classification resulted in decreases in cash and cash equivalents and corresponding increases in short-term marketable securities of $6,005 and $20,808 at December 31, 2004 and 2003, respectively, and $17,812 at June 30, 2004. The Company held no auction rate securities at June 30, 2005. In addition, the Company revised its statements of cash flows to reflect the purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents, resulting in increases in cash flows from investing activities of $14,803 and $14,230 for the years ended December 31, 2004 and 2003, respectively, and $2,996 for the six months ended June 30, 2004. This change in classification had no impact on the Company’s previously reported current assets, net income (loss), or cash flows from operations.

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)
6. Accounts Receivable
Accounts receivable as of June 30, 2005 and December 31, 2004 consist of the following:

	June 30,	December 31,
	2005	2004
Receivable from the sanofi-aventis Group	$7,782	$39,362
Receivable from The Procter & Gamble Company	8,393	2,345
Receivable from Merck & Co., Inc.	575	1,315
Other	80	80

	$16,830	$43,102

7. Inventories
Inventories consist of raw materials, work-in process, and finished products associated with the production of an intermediate for a Merck & Co., Inc. pediatric vaccine under a long-term manufacturing agreement which is scheduled to expire in October 2006.
Inventories as of June 30, 2005 and December 31, 2004 consist of the following:

	June 30,	December 31,
	2005	2004
Raw materials	$390	$310
Work-in-process	543	692 (2)
Finished products	2,813 (1)	2,227

	$3,746	$3,229

(1)	Net of reserves of $427.

(2)	Net of reserves of $256.
8. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses as of June 30, 2005 and December 31, 2004 consist of the following:

	June 30,	December 31,
	2005	2004
Accounts payable	$3,297	$4,407
Accrued payroll and related costs	4,835	7,972
Accrued clinical trial expense	3,692	2,083
Accrued expenses, other	2,927	2,118
Interest payable on convertible notes	2,292	2,292

	$17,043	$18,872

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)
9. Comprehensive Income (Loss)
Comprehensive income (loss) represents the change in net assets of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) of the Company includes net income (loss) adjusted for the change in net unrealized gain (loss) on marketable securities. The net effect of income taxes on comprehensive income (loss) is immaterial. For the three months ended June 30, 2005 and 2004, the components of comprehensive loss are:

	Three months ended June 30,
	2005	2004
Net loss	($26,999)	($14,549)
Change in net unrealized gain (loss) on marketable securities	401	(384)

Total comprehensive loss	($26,598)	($14,933)

For the six months ended June 30, 2005 and 2004, the components of comprehensive income (loss) are:

	Six months ended June 30,
	2005	2004
Net income (loss)	($31,122)	$49,983
Change in net unrealized gain (loss) on marketable securities	60	(315)

Total comprehensive income (loss)	($31,062)	$49,668

10. Research and Development Agreements
a. The sanofi-aventis Group
In September 2003, the Company entered into a collaboration agreement (the “s-a Agreement”) with Aventis Pharmaceuticals Inc., now a member of the sanofi-aventis Group, to jointly develop and commercialize the Company’s Vascular Endothelial Growth Factor (“VEGF”) Trap. In connection with this agreement, Aventis Pharmaceuticals made a non-refundable up-front payment of $80.0 million and purchased $45.0 million of newly issued, unregistered shares of the Company’s Common Stock.
In January 2005, the Company and the sanofi-aventis Group amended the s-a Agreement to exclude rights to develop and commercialize the VEGF Trap for eye diseases through local delivery systems, and these VEGF Trap product rights reverted to Regeneron. In

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)
connection with this amendment, the sanofi-aventis Group made a one-time $25.0 million payment to Regeneron in January 2005. Under the
s-a Agreement, as amended, Regeneron and the sanofi-aventis Group will share co-promotion rights for and profits on sales, if any, from the VEGF Trap, for disease indications included in the companies’ collaboration.
Under the s-a Agreement, as amended, agreed upon development expenses incurred by both companies during the term of the agreement will be funded by the sanofi-aventis Group. If the collaboration becomes profitable, Regeneron will reimburse the sanofi-aventis Group for 50 percent of the VEGF Trap development expenses, including 50 percent of the $25.0 million payment received in connection with the January 2005 amendment to the collaboration agreement, in accordance with a formula based on the amount of development expenses and Regeneron’s share of the collaboration profits, or at a faster rate at Regeneron’s option. In addition, if the first commercial sale of a VEGF Trap product for diseases of the eye through local delivery systems predates the first commercial sale of a VEGF Trap product under the collaboration, Regeneron will begin reimbursing the sanofi-aventis Group for up to $7.5 million of VEGF Trap development expenses commencing two years after such initial commercialization outside the collaboration in accordance with a defined formula, until the first commercial VEGF Trap sale under the collaboration occurs.
b. The Procter & Gamble Company
On June 30, 2005, the Company and The Procter & Gamble Company agreed to amend their collaboration agreement (the “Collaboration Agreement”) entered into as of December 31, 2000. Pursuant to the terms of the amendment and agreement (the “Amendment”) entered into by the parties on June 30, 2005, the Company and Procter & Gamble agreed that the research activities of the parties under the Collaboration Agreement were completed on June 30, 2005, six months prior to the December 31, 2005 expiration date in the Collaboration Agreement. In connection with the Amendment, Procter & Gamble agreed to make a one-time $5.6 million payment to Regeneron, which was received in July 2005, and the Company agreed to pay $950 to Procter & Gamble to acquire certain capital equipment owned by Procter & Gamble and located at the Company’s facilities. Procter & Gamble also funded Regeneron’s research for the second quarter of 2005 under the terms of the Collaboration Agreement. Procter & Gamble and the Company divided rights to research programs and pre-clinical product candidates that were developed during the research term of the Collaboration Agreement. Neither party has the right to participate in the development or commercialization of the other party’s product candidates. The Company is entitled to receive royalties based on any future product sales of a Procter & Gamble pre-clinical candidate arising from the collaboration. Neither party is entitled to receive royalties or other payments based on any other products arising from the collaboration.

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

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)
The table below presents information about reported segments for the three and six months ended June 30, 2005 and 2004.

	Three months ended June 30, 2005
	Research &	Contract	Reconciling
	Development	Manufacturing	Items		Total
Revenues	$13,545	$2,821	—		$16,366
Depreciation and amortization	3,570	— (1)	$261		3,831
Interest expense	—	—	3,011		3,011
Other contract income	5,640				5,640
Net income (loss)	(27,673)	1,146	(472	)(2)	(26,999)
Capital expenditures	2,115	—	—		2,115

	Three months ended June 30, 2004
	Research &	Contract	Reconciling
	Development	Manufacturing	Items		Total
Revenues	$27,146	$1,272	—		$28,418
Depreciation and amortization	3,536	— (1)	$261		3,797
Interest expense	—	—	3,011		3,011
Net income (loss)	(13,386)	743	(1,906	)(2)	(14,549)
Capital expenditures	2,214	—	—		2,214

	Six months ended June 30, 2005
	Research &	Contract	Reconciling
	Development	Manufacturing	Items		Total
Revenues	$27,047	$5,528	—		$32,575
Depreciation and amortization	7,167	— (1)	$522		7,689
Interest expense	—	—	6,024		6,024
Other contract income	30,640	—	—		30,640
Net income (loss)	(31,229)	1,362	(1,255	)(2)	(31,122)
Capital expenditures	3,752	—	—		3,752
Total assets	81,936	6,006	359,006	(3)	446,948

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)

	Six months ended June 30, 2004
	Research &	Contract	Reconciling
	Development	Manufacturing	Items		Total
Revenues	$86,526	$3,882	—		$90,408
Depreciation and amortization	7,048	- (1)	$522		7,570
Interest expense	126	—	6,021		6,147
Other contract income	42,750	—	—		42,750
Net income (loss)	52,647	1,128	(3,792	)(2)	49,983
Capital expenditures	2,899	—	—		2,899
Total assets	96,816	15,417	375,941	(3)	488,174

(1)	Depreciation and amortization related to contract manufacturing is capitalized into inventory and included in contract manufacturing expense when the product is shipped.

(2)	Represents investment income, net of interest expense related primarily to convertible notes issued in October 2001.

(3)	Includes cash and cash equivalents, marketable securities, restricted marketable securities, prepaid expenses and other current assets, and other assets.
13. Legal Matters
In May 2003, securities class action lawsuits were commenced against Regeneron and certain of the Company’s officers and directors in the United States District Court for the Southern District of New York. A consolidated amended class action complaint was filed in October 2003. The complaint, which purports to be brought on behalf of a class consisting of investors in the Company’s publicly traded securities between March 28, 2000 and March 30, 2003, alleges that the defendants misstated or omitted material information concerning the safety and efficacy of AXOKINE, a product then being developed by the Company for the treatment of obesity, in violation of Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.
On August 3, 2005, the plaintiffs and the Company entered into a Stipulation and Agreement of Settlement settling all claims against the Company in this lawsuit. The settlement requires no payment by the Company or any of the individual defendants named in the lawsuit. The Company’s primary insurance carrier agreed to make the required payment under the settlement, which is in an immaterial amount to the Company. The settlement includes no admission of wrongdoing by the Company or any of the individual in defendants. The settlement must be finally approved by the United States District Court for the Southern District of New York following notice and hearing.

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)
Separately, the plaintiffs and the individual defendants named in the lawsuit entered into a Stipulation of Voluntary Dismissal, dismissing all claims against the individuals. This voluntary dismissal shall automatically become a dismissal with prejudice, without costs, upon the court entering an order and final judgment approving the settlement.
The Company, from time to time, has been subject to other legal claims arising in connection with its business. While the ultimate results of the legal claims cannot be predicted with certainty, at June 30, 2005 there were no asserted claims against the Company which, in the opinion of management, if adversely decided would have a material adverse effect on the Company’s financial position, results of operations, and cash flows.
14. Future Impact of Recently Issued Accounting Standards
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment. SFAS 123R is a revision of SFAS 123, Accounting for Stock-Based Compensation (which we adopted effective January 1, 2005 – see Note 3), and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, and requires the recognition of compensation expense in an amount equal to the fair value of the share-based payment (including stock options and restricted stock) issued to employees. SFAS 123R is effective for fiscal years beginning after June 15, 2005. In March 2005, the U.S. Securities and Exchange Commission (‘SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) which expresses views of the SEC staff regarding the application of SFAS 123R. Among other things, SAB 107 provides interpretive guidance related to the interaction between SFAS 123R and certain SEC rules and regulations as well as the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. The Company will be required to adopt SFAS 123R effective for the fiscal year beginning January 1, 2006, and intends to do so using the modified prospective method. Under the modified prospective method, compensation cost is recognized beginning with the effective date based on (a) the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. In addition, the Company will consider the guidance of SAB 107 as it adopts SFAS 123R. Although the impact of adopting SFAS 123R has not yet been quantified, management believes that the future adoption of this standard may have a material impact on the Company’s financial statements.
In March 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. SFAS 154 replaces APB Opinion No. 20, Accounting Changes, and SFAS 3, Reporting Accounting Changes in Interim Financial Statements, and requires retrospective

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)
application to prior-period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of a change. SFAS 154 also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company is required to adopt the provisions of SFAS 154, as applicable, effective for the fiscal year beginning January 1, 2006.
In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”), which clarifies that the term “conditional asset retirement”, as used in SFAS 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 requires that a liability be recognized for the fair value of a conditional asset retirement obligation when incurred, if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and method of settlement of a conditional asset retirement obligation would be factored into the measurement of the liability when sufficient information exists. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Management believes that the future adoption of FIN 47 will not have a material impact on the Company’s financial statements.

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
     Regeneron Pharmaceuticals, Inc. is a biopharmaceutical company that discovers, develops, and intends to commercialize pharmaceutical products for the treatment of serious medical conditions. We are strategically focused in 2005 on the development of the VEGF Trap in oncology, the VEGF Trap in eye diseases, and the IL-1 Trap in various indications in which interleukin-1 is believed to play a role, including rheumatoid arthritis and other inflammatory conditions. Our clinical and preclinical pipeline also includes product candidates for the treatment of allergies, asthma, and other diseases and disorders. Developing and commercializing new medicines entails significant risk and expense. Since inception we have not generated any sales or profits from the commercialization of any of our product candidates.
     Our core business strategy is to maintain a strong foundation in basic scientific research and discovery-enabling technology and combine that foundation with our manufacturing and clinical development capabilities to build a successful, integrated biopharmaceutical company. Our efforts have yielded a diverse pipeline of product candidates that we believe has the potential to address a variety of serious medical conditions. We believe that our ability to develop product candidates is enhanced by the application of our technology platforms. These platforms are designed to discover specific genes of therapeutic interest for a particular disease or cell type and validate targets through high-throughput production of mammalian models. We continue to invest in the development of enabling technologies to assist in our efforts to identify, develop, and commercialize new product candidates.
     Here is a summary of the clinical status of our clinical candidates as of June 30, 2005:
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

In April 2004, we initiated a phase 1 trial designed to evaluate the safety, tolerability, and pharmacokinetics of intravenous VEGF Trap in advanced cancer patients. A total of 27 patients were enrolled and were given one of five dose levels in this ongoing study. Preliminary results of this trial, which were announced at the annual meeting of the American Society of Clinical Oncology (ASCO) in May 2005, indicated that:
•	the VEGF Trap was generally well-tolerated at the dose levels evaluated,

•	preliminary analyses of tumor blood flow and volume by dynamic contrast-enhanced Magnetic Resonance Imaging (MRI) scans suggest that the VEGF Trap rapidly induces a tumor vascular response, and

•	preliminary efficacy analyses show evidence of tumor size reduction and prolonged stable disease in some patients after receiving the VEGF Trap as a single agent.
The VEGF Trap is being developed in collaboration with the sanofi-aventis Group, as described below. In May 2005, we and the sanofi-aventis Group initiated a safety and tolerability study of the VEGF Trap in combination with a standard chemotherapy regimen in patients with advanced solid malignancies. The study includes patients with solid malignancies that are metastatic or unresectable. In July 2005, we and the sanofi–aventis Group initiated a second Phase 1 study of the VEGF Trap in combination with another standard chemotherapy regimen in advanced cancer patients. We and the sanofi-aventis Group plan to initiate additional clinical studies in 2005 to evaluate the VEGF Trap as a single-agent and in combination with other therapies in various cancer indications. During the third quarter of 2004, the U.S. Food and Drug Administration (FDA) granted Fast Track designation to the VEGF Trap for a specific niche cancer indication. As a result of the FDA’s decision, we and the sanofi–aventis Group plan to initiate a clinical trial in that indication.
In September 2003, we entered into a collaboration agreement with Aventis Pharmaceuticals, Inc. (now a member of the sanofi-aventis Group) to jointly develop and commercialize the VEGF Trap throughout the world with the exception of Japan, where product rights remain with us. Under the collaboration agreement, as amended in January 2005, we and the sanofi-aventis Group will share co-promotion rights and profits on sales, if any, of the VEGF Trap for disease indications included in our collaboration. In December 2004, we earned a $25.0 million payment from the sanofi-aventis Group, which was received in January 2005, upon the achievement of an early stage clinical milestone. We may also receive up to $360.0 million in additional milestone payments upon receipt of specified marketing approvals for up to eight VEGF Trap indications in Europe or the United States
Under the collaboration agreement, agreed upon development expenses incurred by both companies during the term of the agreement will be funded by the sanofi-aventis Group. If the collaboration becomes profitable, we will reimburse the sanofi-aventis Group for 50% of the VEGF Trap development expenses in accordance with a formula based on the amount of development expenses and our share of the collaboration profit, or at a faster rate at our option.

•	VEGF TRAP – Eye Diseases: VEGF both stimulates angiogenesis and increases vascular permeability. It has been shown in preclinical studies to be a major pathogenic factor in diabetic retinopathy, diabetic macular edema, and age-related macular degeneration, and is believed to be involved in other medical problems affecting the eyes. In January 2005, we and the sanofi-aventis Group amended our collaboration agreement to exclude rights to develop and commercialize the VEGF Trap for eye diseases through local delivery systems.

We now have the exclusive right to develop and commercialize the VEGF Trap for eye diseases through local administration to the eye; and, in June 2005, we initiated a clinical trial of the VEGF Trap delivered through intravitreal injection. This phase 1 trial is a dose-escalating study designed to assess the safety and tolerability of the VEGF Trap in patients with the neovascular form of age-related macular degeneration (wet AMD). In the initial part of the trial, patients will receive a single dose of the VEGF Trap delivered by intravitreal injection into the eye, after which they will be evaluated for three months to measure the durability of effects and provide guidance for dosing regimens to be used in future trials.

Two phase 1 clinical trials of the VEGF Trap delivered systemically in patients with wet AMD and diabetic macular edema (DME) were completed in 2004. The results of the study of the VEGF Trap in 25 patients with advanced wet AMD were discussed at the annual meeting of the Association for Research in Vision and Ophthalmology (ARVO) in May 2005. The trial successfully met its pre-specified efficacy endpoint as preliminary results from the trial indicated that the VEGF Trap demonstrated a statistically significant decrease in excess retinal thickness in treated patients, which increased in both magnitude and duration with higher doses. The trial results also showed that the VEGF Trap caused a dose-dependent increase in blood pressure (hypertension), which appears to be a “class-effect” of systemically administered anti-VEGF agents. While use of the VEGF Trap for eye diseases using systemic delivery remains part of our collaboration with the sanofi-aventis Group, we and the sanofi-aventis Group do not currently intend to pursue further clinical development using systemic delivery of the VEGF Trap for eye diseases.

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

In July 2005, we initiated a phase 2b study to further evaluate the safety and efficacy of the IL-1 Trap in rheumatoid arthritis in a double blind, placebo-controlled, multi-center trial. This trial will enroll 600 patients in clinical sites in North America, Latin America, and Europe. Patients will be treated with doses of 160 milligrams and 320 milligrams of IL-1 Trap delivered in two subcutaneous injections once a week for 14 weeks. The primary endpoint of the study will be to measure the efficacy of the IL-1 Trap compared with placebo in patients with moderately or severely active rheumatoid arthritis who are being treated concomitantly with methotrexate. Following the initial 14-week period, patients will continue to receive weekly injections of the IL-1 Trap in a 14-week follow-on safety evaluation phase. Additional trials of the IL-1 Trap may be required to support an application seeking approval to market the IL-1 Trap for rheumatoid arthritis.

In the fourth quarter of 2004, we initiated a pilot study of the IL-1 Trap in patients with CIAS1-Associated Periodic Syndrome (CAPS), a spectrum of rare diseases associated with mutations in the CIAS1 gene. IL-1 appears to play a significant role in these diseases and, in December 2004, the FDA granted orphan drug status to the IL-1 Trap for the treatment of CAPS. In June 2005, we reported positive preliminary results from this ongoing study in CAPS. All four patients enrolled in the study as of that date demonstrated a positive response both to a subcutaneous loading dose of the IL-1 Trap (including a sizable reduction in daily diary scores and acute reactant levels) and in the ongoing chronic dosing phase of the study. We expect to initiate an advanced trial in CAPS in 2005.

We believe blocking IL-1 could also be useful in a number of other potential indications where inflammation plays a role. Examples include such indications as osteoarthritis, Still’s disease, and cardiovascular diseases. In April 2005, we initiated a proof-of-concept study of the IL-1 Trap in osteoarthritis. Later this year, we plan to initiate several other proof-of-concept studies to identify indications where the IL-1 Trap demonstrates evidence of efficacy and safety.

Under the terms of our March 2003 collaboration agreement with Novartis Pharma AG, we retain the right to elect to collaborate in the future development and commercialization of a Novartis IL-1 antibody, which is in clinical development, and Novartis has the right to elect to collaborate in the development and commercialization of our second generation IL-1 Trap, should we decide to develop this product candidate.

•	INTERLEUKIN-4/INTERLEUKIN-13 TRAP (IL-4/13 Trap): Protein-based product candidate designed to bind both the interleukin-4 and interleukin-13 (called IL-4 and IL-13) cytokines and prevent their interaction with cell surface receptors. Based on preclinical data, IL-4 and IL-13 are thought to play a role in diseases such as asthma, allergic disorders, and other inflammatory diseases. At a scientific conference during the second quarter of 2004, we presented the results of a placebo-controlled, double-blind, dose escalation phase 1 trial of the IL-4/13 Trap using subcutaneous injections in adult subjects with mild to moderate asthma. The IL-4/13 Trap was generally safe and well tolerated at the doses tested. We plan to initiate a phase 2 trial in the next twelve months

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
     In June 2005, we and The Procter & Gamble Company amended our Focused Collaboration Agreement entered into as of December 31, 2000. Under the terms of the modified agreement, the two companies agreed that the research activities being pursued under the collaboration agreement were completed on June 30, 2005, six months prior to the December 31, 2005 expiration date in the original agreement. Procter & Gamble agreed to make a one-time $5.6 million payment to Regeneron, which was received in July 2005, and to fund Regeneron’s research for the second quarter of 2005 under the terms of the collaboration agreement. We agreed to pay Procter & Gamble $950,000 to acquire certain capital equipment located at our facilities. We and Procter & Gamble divided rights to research programs and pre-clinical product candidates that were developed during the research term of the collaboration. Neither party has the right to participate in the development or commercialization of the other party’s product candidates. We are entitled to receive royalties based on any future product sales of a Procter & Gamble pre-clinical candidate arising from the collaboration. Neither party is entitled to receive royalties or other payments based on any other products arising from the collaboration.
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
     From inception on January 8, 1988 through June 30, 2005, we had a cumulative loss of $521.0 million. In the absence of revenues from the commercialization of our product candidates or other sources, the amount, timing, nature, or source of which cannot be predicted, our losses will continue as we conduct our research and development activities. We expect to incur substantial losses over the next several years as we continue the clinical development of the VEGF Trap, IL-1 Trap, and IL-4/13 Trap; advance new product candidates into clinical development from our existing research programs; continue our research and development programs; and commercialize product candidates that receive regulatory approval, if any.
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
     The planning, execution, and results of our clinical programs are significant factors that can affect our operating and financial results. In our clinical programs, key first half of 2005 clinical events and plans for the remainder of 2005 are as follows:

Product Candidate		2005 Events to Date		Additional 2005 Plans
VEGF Trap — Oncology	•	The sanofi-aventis Group reaffirmed their commitment to the collaborative development of the VEGF Trap in oncology	•	Initiate additional single-agent and combination trials in cancer

	•	Reported positive preliminary results of phase 1 trial utilizing intravenous injections

	•	Initiated two phase 1 studies of the VEGF Trap in combination with standard chemotherapy regimens

VEGF Trap — Eye Diseases	•	Reported positive results from phase 1 trial in patients with wet AMD utilizing subcutaneous injections	•	Initiate phase 2 clinical trial in eye disease utilizing intravitreal injections

	•	Initiated phase 1 study in patients with wet AMD utilizing local delivery by intravitreal injections

IL-1 Trap	•	Completed safety and tolerability studies of IL-1 Trap at higher doses	•	Initiate exploratory proof-of-concept trials in other indications

	•	Initiated clinical trial in osteoarthritis	•	Complete CAPS proof-of-concept study and commence additional trial in this indication

	•	Successfully completed initial treatment phase of proof-of-concept study in CAPS	•	Evaluate IL-1 Trap in other inflammatory conditions

	•	Initiated phase 2b study in rheumatoid arthritis
Accounting for Stock-based Employee Compensation
     Effective January 1, 2005, we adopted the fair value based method of accounting for stock-based employee compensation under the provisions of Statement of Financial Accounting Standards No. (SFAS) 123, Accounting for Stock-Based Compensation, using the modified prospective method as described in SFAS 148, Accounting for Stock-Based Compensation- Transition and Disclosure. As a result, we have begun recognizing expense, in an amount equal to the fair value of share-based payments (including stock option awards) on their date of grant, over the vesting period of the awards. Under the modified prospective method, we recognize compensation expense for (a) all share based payments granted on or after January 1, 2005, (including replacement options granted under our stock option exchange program which concluded on January 5, 2005) and (b) all awards granted to employees prior to January 1, 2005 that were unvested on that date. Prior to the adoption of the fair value method, we accounted for stock-based compensation to employees under the intrinsic value method of accounting set forth in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations. Therefore, compensation expense related to employee stock options was not reflected in operating expenses in any period prior to the first quarter of 2005 and prior period operating results have not been restated. For the three months ended June 30, 2005, non-cash stock-based employee compensation expense related to stock options awards (“Stock Option Expense”) totaled $5.4 million, of which $5.3 million was recognized in operating expenses and $0.1 million was capitalized in inventory. For the six months ended June 30, 2005, Stock Option Expense totaled $10.9 million, of which $10.7 million was recognized in operating expenses and $0.2 million was capitalized in inventory.
Assumptions
     We use the Black-Scholes model to estimate the fair value of each option granted under the Regeneron Pharmaceuticals, Inc. 2000 Long-Term Incentive Plan. Using this model, fair value is calculated based on assumptions with respect to (i) expected volatility of our Common Stock price, (ii) the periods of time over which employees and Board Directors are expected to hold their options prior to exercise (expected lives), (iii) expected dividend yield on our Common Stock, and (iv) risk-free interest rates, which are based on quoted U.S. Treasury rates for securities with maturities approximating the options’ expected lives. Expected volatility has been estimated based on actual movements in our stock price over the most recent historical periods equivalent to the options’ expected lives. Expected lives are principally based on our limited historical exercise experience with option grants with similar exercise prices. The expected dividend yield is zero as we have never paid dividends and do not currently anticipate paying any in the foreseeable future. The following table summarizes the weighted average values of the assumptions we used in computing the fair value of option grants during the three and six months ended June 30, 2005:

	Three months ended	Six months ended
	June 30, 2005	June 30, 2005
Expected volatility	70%	75%
Expected lives	5.0 years	6.2 years
Expected dividend yield	0%	0%
Risk-free interest rate	3.78%	3.96%
Changes in any of these estimates may materially affect the fair value of stock options granted and the amount of stock-based compensation recognized in any period.

Results of Operations
Non-GAAP Financial Measures:
     As described above, effective January 1, 2005, Regeneron began recognizing Stock Option Expense in accordance with SFAS 123 in each of the categories of expense in our Statement of Operations. Prior to the adoption of SFAS 123, Stock Option Expense was not reflected in operating expenses and prior period operating results have not been restated.
     The discussion of our results of operations for the three and six months ended June 30, 2005 and 2004 includes certain financial measures that are calculated in a manner different from generally accepted accounting principles (GAAP) and are considered non-GAAP financial measures under United States Securities and Exchange Commission (SEC) rules. These non-GAAP financial measures for the three and six months ended June 30, 2005 are: (1) pro forma net income and pro forma net income per share (basic and diluted), exclusive of Stock Option Expense and (2) research and development expenses, general and administrative expenses, and contract manufacturing expenses, all exclusive of Stock Option Expense. Our management does not intend that the presentation of non-GAAP financial measures be considered in isolation or as a substitute for results prepared in accordance with GAAP.
     Our management believes that the non-GAAP financial measures described above present helpful information to investors and other users of Regeneron’s financial statements by providing greater transparency about the nature of and trends in our operating expenses and net income and a more useful basis for comparing our operating results for the three and six months ended June 30, 2005 and 2004. In addition, Regeneron’s management uses non-GAAP financial measures which exclude Stock Option Expense internally for operating, budgeting, and financial planning purposes. In our discussion below we have included tables which provide a reconciliation of the differences between these non-GAAP financial measures and the most directly comparable financial measures calculated and presented in accordance with GAAP.
Three Months Ended June 30, 2005 and 2004
Net Income (Loss):
     Regeneron reported a net loss of $27.0 million, or $0.48 per share (basic and diluted) for the second quarter of 2005 compared with net loss of $14.5 million, or $0.26 per share (basic and diluted) for the second quarter of 2004. Excluding Stock Option Expense, Regeneron had a pro forma net loss of $ 21.7 million, or $0.38 per share (basic and diluted), in the second quarter of 2005 as follows:
For the three months ended June 30, 2005
(in millions, except per share data)

		Net Loss per Share
	Net Loss	Basic and Diluted
Net loss, as reported	($27.0)	($0.48)
Add: Stock Option Expense	5.3	0.10

Pro forma net loss, exclusive of Stock Option Expense	($21.7)	($0.38)

Revenues:
     Revenues for the three months ended June 30, 2005 and 2004 consist of the following:

	(In millions)
	2005	2004
Contract research & development revenue
The sanofi-aventis Group	$9.4	$23.4
The Procter & Gamble Company	2.9	2.7
Other	1.3	1.0

Total contract research & development revenue	13.6	27.1
Contract manufacturing revenue	2.8	1.3

Total revenue	$16.4	$28.4

Our total revenue decreased to $16.4 million in the second quarter of 2005 from $28.4 million in the same period of 2004 due primarily to lower revenues related to our collaboration with the sanofi-aventis Group on the VEGF Trap. Contract research and development revenue, as detailed below, consists partly of reimbursement for research and development expenses and partly of the recognition of revenue related to a non-refundable, up-front payment received from the sanofi-aventis Group in September 2003. Non-refundable, up-front payments are recorded as deferred revenue and recognized ratably over the period over which we are obligated to perform services in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104).
     Contract research & development revenues earned from the sanofi-aventis Group for the three months ended June 30, 2005 and 2004 were as follows:
For the three months ended June 30, 2005
(in millions)

Up-front Payment to Regeneron
	2005 Regeneron		Amount		Total Revenue
	Expense	Total	Recognized	Deferred Revenue	Recognized
	Reimbursement	Payment	in 2005	at June 30, 2005	in 2005
The sanofi-aventis Group	$7.1	$80.0	$2.3	$61.1	$9.4
For the three months ended June 30, 2004
(in millions)

Up-front Payment to Regeneron
	2004 Regeneron		Amount		Total Revenue
	Expense	Total	Recognized	Deferred Revenue	Recognized
	Reimbursement	Payment	in 2004	at June 30, 2004	in 2004
The sanofi-aventis Group	$20.7	$80.0	$2.7	$70.9	$23.4
The sanofi-aventis Group reimbursement of Regeneron VEGF Trap expenses decreased in the second quarter of 2005 from the same period in 2004, primarily due to lower costs in 2005 related to our manufacture of VEGF Trap clinical supplies. We manufactured clinical supplies of VEGF Trap during the second quarter of 2004, but not during the second quarter of 2005.
     Contract manufacturing revenue relates to our long-term agreement with Merck & Co., Inc. to manufacture a vaccine intermediate at our Rensselaer, New York facility. Contract manufacturing revenue increased to $2.8 million in the second quarter of 2005 from $1.3 million in the same period of 2004 as we shipped more product to Merck. Revenue and the related manufacturing expense are recognized as product is shipped, after acceptance by Merck. Included in contract manufacturing revenue in the second quarter of 2005 and 2004 was $0.3 million and $0.1 million, respectively, of deferred revenue associated with capital improvement reimbursements paid by Merck prior to commencement of production. This deferred revenue is being recognized as product is shipped to Merck based on the total amount of product expected to be shipped over the life of the agreement. In February 2005, we agreed to extend the manufacturing agreement by one year through October 2006 and provide Merck an opportunity, upon twelve months’ prior notice, to extend the agreement for an additional year through October 2007. As a result, we are recognizing the remaining $2.7 million deferred balance of Merck’s capital improvement reimbursements as of December 31, 2004 as revenue as product is shipped to Merck, based upon our estimate of Merck’s order quantities through October 2006.
Expenses:
     Total operating expenses increased to $48.5 million in the second quarter of 2005 from $41.0 million in the same period of 2004. Operating expenses in the second quarter of 2005 include a total of $5.3 million of Stock Option Expense, as follows:
For the three months ended June 30,
(in millions)

	2005			2004
	Expenses as	Stock Option	Expenses exclusive of	Expenses as
Expenses	Reported	Expense	Stock Option Expense	Reported
Research and development	$40.6	$3.3	$37.3	$36.3
Contract manufacturing	1.7	0.1	1.6	0.5
General and administrative	6.2	1.9	4.3	4.2

Total operating expenses	$48.5	$5.3	$43.2	$41.0

In addition, $0.1 million of Stock Option Expense was capitalized into inventory, for a total of $5.4 million of Stock Option Expense recognized in the second quarter of 2005. Stock Option Expense was not included in operating expenses in the second quarter of 2004, as reported in our Statement of Operations. In the second quarter of 2004, had we adopted the fair value based method of accounting for stock-based employee compensation under the provisions of SFAS 123, Stock Option Expense would have totaled $8.6 million. The decrease in total Stock Option Expense of $3.2 million in the second quarter of 2005 was partly due to lower exercise prices of annual employee option grants made by us in December 2004 in comparison to the exercise prices of annual grants in recent prior years. Exercise prices of these option grants were generally equal to the fair market value of our Common Stock on the date of grant. The decrease in Stock Option Expense in the second quarter of 2005 was also due, in part, to the exchange of options by eligible employees in connection with our stock option exchange program in January 2005, as the unamortized fair value of the surrendered options on the date of the exchange is being recognized as Stock Option Expense over a longer time period (the vesting period of the replacement options) in accordance with SFAS 123.
Research and Development Expenses:
     Research and development expenses, exclusive of Stock Option Expense, increased slightly to $37.3 million in the second quarter of 2005 from $36.3 million in the same period of 2004. The following table summarizes the major categories of our research and development expenses for the three months ended June 30, 2005 and 2004:
For the three months ended June 30,
(in millions)

	2005			2004
	Expenses as	Stock Option	Expenses exclusive of	Expenses as
Research and development expenses	Reported	Expense	Stock Option Expense	Reported (2)
Payroll and benefits	$14.0	$2.9	$11.1	$10.8
Clinical trial expenses	6.4	—	6.4	2.4
Clinical manufacturing costs (1)	8.2	0.4	7.8	10.5
Research and preclinical development costs	5.8	—	5.8	6.8
Occupancy and other operating costs	6.2	—	6.2	5.8

Total research and development	$40.6	$3.3	$37.3	$36.3

(1)	Represents the full cost of manufacturing drug for use in research, preclinical development and clinical trials, including related payroll and benefits, manufacturing materials and supplies, depreciation, and occupancy costs of our Rensselaer manufacturing facility.

(2)	In 2004, research and development expenses as reported in our Statement of Operations did not include Stock Option Expense.
     Payroll and benefits, exclusive of Stock Option Expense, increased $0.3 million in the second quarter of 2005 compared to the same period in 2004 as we added research and development personnel to support our clinical and research programs, especially for the VEGF Trap and IL-1 Trap. Clinical trial expenses increased $4.0 million in the second quarter of 2005 compared to the same period in 2004 as we both initiated and prepared to initiate new trials in our VEGF Trap and IL-1 Trap clinical programs in 2005. Clinical manufacturing costs, exclusive of Stock Option Expense, decreased $2.7 million in the second quarter of 2005 compared to the same period in 2004 as higher costs in 2004 related to manufacturing clinical supplies of VEGF Trap were partly offset in 2005 by costs to manufacture clinical supplies of IL-1 Trap. Research and preclinical development costs decreased by $1.0 million in the second quarter of 2005 compared to the same period in 2004, due primarily to higher preclinical VEGF Trap development costs in 2004. Occupancy and other operating costs increased by $0.4 million in the second quarter of 2005 compared to the same period in 2004.
Contract Manufacturing Expenses:
     Contract manufacturing expenses, exclusive of Stock Option Expense, increased to $1.6 million in the second quarter of 2005 compared to $0.5 million in the same period of 2004, primarily because we shipped more product to Merck.

General and Administrative Expenses:
     General and administrative expenses, exclusive of Stock Option Expense, increased to $4.3 million in the second quarter of 2005 from $4.2 million in the same period of 2004.
Other Income and Expense:
     In June 2005, we and Procter & Gamble amended our collaboration agreement and agreed that the research activities of both companies under the collaboration agreement were completed. In connection with the amendment, Procter & Gamble agreed to make a one-time $5.6 million payment to us, which we recognized as other contract income in the second quarter of 2005.
     Investment income increased to $2.5 million in the second quarter of 2005 from $1.1 million in the same period of 2004 due primarily to higher effective interest rates on investment securities in 2005. Interest expense was $3.0 million for both the second quarter of 2005 and 2004. Interest expense is attributable primarily to $200.0 million of convertible notes issued in October 2001, which mature in 2008 and bear interest at 5.5% per annum.
Six Months Ended June 30, 2005 and 2004
Net Income (Loss):
     Regeneron reported a net loss of $31.1 million, or $0.56 per share (basic and diluted) for the first half of 2005 compared with net income of $50.0 million, or $0.90 per basic share and $0.88 per diluted share, for the same period of 2004. Excluding Stock Option Expense, Regeneron had pro forma net loss of $20.4 million, or $0.37 per share (basic and diluted), in the first half of 2005 as follows:
For the six months ended June 30, 2005
(in millions, except per share data)

		Net Loss per Share -
	Net Loss	Basic and Diluted
Net loss, as reported	($31.1)	($0.56)
Add: Stock Option Expense	10.7	0.19

Pro forma net loss, exclusive of Stock Option Expense	($20.4)	($0.37)

Revenues:
     Revenues for the six months ended June 30, 2005 and 2004 consist of the following:

	(In millions)
	2005	2004
Contract research & development revenue
The sanofi-aventis Group	$19.2	$39.8
Novartis Pharma AG	—	22.1
Procter & Gamble	6.0	5.4
Other	1.9	1.4

Total contract research & development revenue	27.1	68.7
Research progress payment	—	17.8
Contract manufacturing revenue	5.5	3.9

Total revenue	$32.6	$90.4

Our total revenue decreased to $32.6 million in the first half of 2005 from $90.4 million in the same period of 2004 due primarily to lower revenues related to our collaboration with the sanofi-aventis Group on the VEGF Trap and the absence in the 2005 period of revenues related to our collaboration with Novartis on the IL-1 Trap which ended in 2004. Collaboration revenue earned from the sanofi-aventis Group and Novartis is comprised of contract research and development revenue and research progress payments. Contract research and development revenue, as detailed below, consists partly of reimbursement for research and development expenses and partly of the recognition of revenue related to non-refundable, up-front payments. Non-refundable, up-front payments are recorded as deferred revenue and recognized ratably over the period over which we are obligated to perform services in accordance with SAB 104.
     Contract research & development revenues earned from the sanofi-aventis Group and Novartis for the six months ended June 30, 2005 and 2004 were as follows:
For the six months ended June 30, 2005
(in millions)

Up-front Payment to Regeneron
	2005 Regeneron		Amount		Total Revenue
	Expense	Total	Recognized	Deferred Revenue	Recognized
	Reimbursement	Payment	in 2005	at June 30, 2005	in 2005
The sanofi-aventis Group	$14.5	$80.0	$4.7	$61.1	$19.2
For the six months ended June 30, 2004
(in millions)

		Up-front Payment to Regeneron
	2004 Regeneron		Amount		Total Revenue
	Expense	Total	Recognized	Deferred Revenue	Recognized
	Reimbursement	Payment	in 2004	at June 30, 2004	in 2004
The sanofi-aventis Group	$34.3	$80.0	$5.5	$70.9	$39.8
Novartis	—	27.0	22.1	—	22.1

Total	$34.3	$107.0	$27.6	$70.9	$61.9

The sanofi-aventis Group reimbursement of Regeneron VEGF Trap expenses decreased in the first half of 2005 from the same period in 2004, primarily due to lower costs in 2005 related to our manufacture of VEGF Trap clinical supplies. We manufactured clinical supplies of VEGF Trap during the first six months of 2004, but not during the first six months of 2005. In the first quarter of 2004, Novartis provided notice of its intention not to proceed with the joint development of the IL-1 Trap and the remaining balance of the $27.0 million up-front payment received from Novartis in March 2003 was recognized as contract research and development revenue. Since the first quarter of 2004, we have not received, and do not expect to receive, any further contract research and development revenue from Novartis.
     In March 2004, Novartis forgave all of its outstanding loans, including interest, to us, totaling $17.8 million, based upon our achievement of a pre-defined IL-1 Trap development milestone, which was recognized as a research progress payment.
     Contract manufacturing revenue increased to $5.5 million in the first half of 2005 from $3.9 million in the same period of 2004 as we shipped more product to Merck in 2005. Included in contract manufacturing revenue in both the first six months of 2005 and 2004 was $0.6 million of deferred revenue associated with capital improvement reimbursements paid by Merck prior to commencement of production. This deferred revenue is being recognized as product is shipped to Merck based on the total amount of product expected to be shipped over the term of the agreement.
Expenses:
     Total operating expenses increased to $93.1 million in the first half of 2005 from $79.3 million in the same period of 2004. Operating expenses in the first half of 2005 include a total of $10.7 million of Stock Option Expense, as follows:
For the six months ended June 30,
(in millions)

	2005			2004
	Expenses as	Stock Option	Expenses exclusive of	Expenses as
Expenses	Reported	Expense	Stock Option Expense	Reported
Research and development	$76.5	$6.7	$69.8	$68.5
Contract manufacturing	4.2	0.1	4.1	2.8
General and administrative	12.4	3.9	8.5	8.0

Total operating expenses	$93.1	$10.7	$82.4	$79.3

In addition, $0.2 million of Stock Option Expense was capitalized into inventory, for a total of $10.9 million of Stock Option Expense recognized in the first half of 2005. Stock Option Expense was not included in operating expenses in the first half of 2004, as reported in our Statement of Operations. In the first half of 2004, had we adopted the fair value based method of accounting for stock-based employee compensation under the provisions of SFAS 123, Stock Option Expense would have totaled $17.5 million. The decrease in total Stock Option Expense of $6.6 million in the first half of 2005 was partly due to lower exercise prices of annual employee option grants made by us in December 2004 in comparison to the exercise prices of annual grants in recent prior years. Exercise prices of these option grants were generally equal to the fair market value of our Common Stock on the date of grant. The decrease in Stock Option Expense in the first half of 2005 was also due, in part, to the exchange of options by eligible employees in connection with our stock option exchange program in January 2005, as the unamortized fair value of the surrendered options on the date of the exchange is being recognized as Stock Option Expense over a longer time period (the vesting period of the replacement options) in accordance with SFAS 123.
Research and Development Expenses:
     Research and development expenses, exclusive of Stock Option Expense, increased to $69.8 million in the first half of 2005 from $68.5 million in the same period of 2004. The following table summarizes the major categories of our research and development expenses for the six months ended June 30, 2005 and 2004:
For the six months ended June 30,
(in millions)

	2005			2004
	Expenses as	Stock Option	Expenses exclusive of	Expenses as
Research and development expenses	Reported	Expense	Stock Option Expense	Reported (2)
Payroll and benefits	$28.4	$5.9	$22.5	$20.9
Clinical trial expenses	8.5	—	8.5	5.8
Clinical manufacturing costs (1)	17.3	0.8	16.5	18.9
Research and preclinical development costs	10.7	—	10.7	11.8
Occupancy and other operating costs	11.6	—	11.6	11.1

Total research and development	$76.5	$6.7	$69.8	$68.5

(1)	Represents the full cost of manufacturing drug for use in research, preclinical development and clinical trials, including related payroll and benefits, manufacturing materials and supplies, depreciation, and occupancy costs of our Rensselaer manufacturing facility.

(2)	In 2004, research and development expenses as reported in our Statement of Operations did not include Stock Option Expense.
     Payroll and benefits, exclusive of Stock Option Expense, increased $1.6 million in the first half of 2005 compared to the same period in 2004 as we added research and development personnel to support our clinical and research programs, especially for the VEGF Trap and IL-1 Trap. Clinical trial expenses increased $2.7 million in the first half of 2005 compared to the same period in 2004 as we both initiated and prepared to initiate new trials in our VEGF Trap and IL-1 Trap clinical programs in 2005. Clinical manufacturing costs, exclusive of Stock Option Expense, decreased $2.4 million in the first half of 2005 compared to the same period in 2004 as higher costs in 2004 related to manufacturing clinical supplies of VEGF Trap were partly offset in 2005 by costs to manufacture clinical supplies of IL-1 Trap. Research and preclinical development costs decreased by $1.1 million in the first half of 2005 compared to the same period in 2004 due primarily to higher preclinical VEGF Trap development costs in 2004. Occupancy and other operating costs increased by $0.5 million in the first half of 2005 compared to the same period in 2004.
Contract Manufacturing Expenses:
     Contract manufacturing expenses, exclusive of Stock Option Expense, increased to $4.1 million in the first half of 2005 from $2.8 million in the same period of 2004, primarily because we shipped more product to Merck in 2005.

General and Administrative Expenses:
     General and administrative expenses, exclusive of Stock Option Expense, increased to $8.5 million in the first half of 2005 from $8.0 million in the same period of 2004 due primarily to higher administrative personnel and facility costs.
Other Income and Expense:
     In June 2005, we and Procter & Gamble amended our collaboration agreement and agreed that the research activities of both companies under the collaboration agreement were completed. In connection with the amendment, Procter & Gamble agreed to make a one-time $5.6 million payment to us, which we recognized as other contract income in the second quarter of 2005. In January 2005, we and the sanofi-aventis Group amended our collaboration agreement to exclude rights to develop and commercialization the VEGF Trap for eye diseases through local delivery systems. In connection with the amendment, the sanofi-aventis Group made a one-time $25.0 million payment to us, which was recognized as other contract income in the first quarter of 2005. In the first quarter of 2004, Novartis notified us of its decision to forgo its right under the collaboration to jointly develop the IL-1 Trap and agreed to pay us $42.75 million to satisfy its obligation to fund development costs for the IL-1 Trap for the nine-month period following its notification and for the two months prior to that notice. The $42.75 million was included in other contract income in the first quarter of 2004.
     Investment income increased to $4.8 million in the first half of 2005 from $2.2 million in the same period of 2004 due primarily to higher effective interest rates on investment securities in 2005. Interest expense decreased slightly to $6.0 million in the first half of 2005 from $6.1 million in the same period of 2004. Interest expense is attributable primarily to $200.0 million of convertible notes issued in October 2001, which mature in 2008 and bear interest at 5.5% per annum.
Liquidity and Capital Resources
     Since our inception in 1988, we have financed our operations primarily through offerings of our equity securities, a private placement of convertible debt, revenue earned under our past and present research and development and contract manufacturing agreements, including our agreements with the sanofi-aventis Group, Novartis, Procter & Gamble, and Merck, and investment income.
Change in Classification
     We have revised the classification of our investments in auction rate securities from cash and cash equivalents to short-term investments in our previously issued financial statements. Auction rate securities are securities that have stated maturities beyond three months, but are priced and traded as short-term investments due to the liquidity provided through the auction mechanism that generally resets interest rates every 28 or 35 days. The change in classification resulted in a decrease in cash and cash equivalents and corresponding increase in short-term marketable securities at each balance sheet date. In addition, we revised our statements of cash flows to reflect the purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. This change in classification had no impact on our previously reported current assets, net income (loss), or cash flows from operations. We held no auction rate securities at June 30, 2005.
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
(in millions)

	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004	2003
As originally reported:
Cash flows provided by (used in) investing activities	$70.2	$1.2	($12.1)	($4.6)	($63.8)

Revised to reflect auction rate securities as short-term investments:
Cash flows provided by (used in) investing activities	$73.2	$4.2	($4.7)	$10.2	($49.6)
These revised amounts, as applicable, are reflected in this Quarterly Report on Form 10-Q for the period ended June 30, 2005, and will be included in our Quarterly Report on Form 10-Q for the period ended September 30, 2005 and our Annual Report on Form 10-K for the year ended December 31, 2005.
Six Months Ended June 30, 2005 and 2004
Cash Provided by (Used in) Operations:
     At June 30, 2005, we had $351.6 million in cash, cash equivalents, and marketable securities compared with $348.9 million at December 31, 2004. In January 2005, we received two $25.0 million payments from the sanofi-aventis Group. One payment was related to a VEGF Trap clinical milestone that was earned in December 2004. The second payment related to changes to our collaboration agreement with the sanofi-aventis Group that were made in January 2005.

     In the first half of 2005, our net loss was $31.1 million but cash provided by our operations was $4.5 million, principally due to receipts during this period from the sanofi-aventis Group for (i) reimbursement of VEGF Trap development expenses incurred by us and (ii) the $25.0 million clinical milestone payment earned in December 2004. In addition, our net loss in the first half of 2005 included $11.7 million of non-cash stock-based employee compensation costs, of which $10.7 million represents Stock Option Expense resulting from our adoption of SFAS 123 in January 2005. In the first half of 2004, our net income was $50.0 million but we used $1.1 million of cash in operations. The difference between net income and cash usage was primarily due to the recognition of $39.9 million of non-cash deferred and research progress payment revenue pursuant to our collaboration agreement with Novartis.
Cash Provided by Investing Activities:
     Net cash provided by investing activities increased to $44.4 million in the first half of 2005 from $4.2 million in the same period in 2004, due primarily to an increase in sales or maturities of marketable securities, net of purchases. In the first half of 2005, sales or maturities of marketable securities exceeded purchases by $47.3 million, whereas in the first half of 2004, sales or maturities of marketable securities exceeded purchases by $6.8 million.
Cash Provided by Financing Activities:
     Cash provided by financing activities decreased to $1.0 million in the first half of 2005 from $4.4 million in the same period in 2004. In accordance with our collaboration agreement with Novartis, we elected to fund our share of 2003 IL-1 Trap development expenses through a loan from Novartis that was forgiven in March 2004 upon our achievement of a pre-defined IL-1 Trap development milestone. In the first quarter of 2004, we drew $3.8 million, excluding interest, against this loan facility for expenses incurred during 2003.
The sanofi-aventis Group Agreement:
     In January 2005, we and the sanofi-aventis Group amended our collaboration agreement to exclude rights to develop and commercialize the VEGF Trap for eye diseases through local delivery systems. In connection with this amendment, the sanofi-aventis Group made a one-time $25.0 million payment to us. Under the collaboration agreement, as amended, we and the sanofi-aventis Group will share co-promotion rights for and profits on sales, if any, of the VEGF Trap for disease indications included in our collaboration. We will manufacture clinical supplies of the VEGF Trap at our plant in Rensselaer, New York and the sanofi-aventis Group is responsible for providing commercial scale manufacturing capacity for the VEGF Trap.
     Under the collaboration agreement, as amended, agreed upon development expenses incurred by both companies during the term of the agreement, including costs associated with the manufacture of clinical drug supply, will be funded by the sanofi-aventis Group. If the collaboration becomes profitable, we will reimburse the sanofi-aventis Group for 50% of these development expenses, including 50% of the $25.0 million payment received in connection with the January 2005 amendment to our collaboration agreement, in accordance with a formula based on the amount of development expenses and our share of the collaboration profits, or at a faster rate at our option. In addition, if the first commercial sale of a VEGF Trap product for diseases of the eye through local delivery systems predates the first commercial sale of a VEGF Trap product under the collaboration, we will begin reimbursing the sanofi-aventis Group for up to $7.5 million of VEGF Trap development expenses commencing two years after such initial commercialization outside the collaboration in accordance with a formula until the first commercial VEGF Trap sale under the collaboration occurs.
Capital Expenditures:
     Our additions to property, plant, and equipment totaled $3.8 million and $2.9 million for the first six months of 2005 and 2004, respectively. During the remainder of 2005, we expect to incur approximately $4 million to $6 million in capital expenditures which primarily consists of equipment for our manufacturing, research, and development activities.
Funding Requirements:
     We expect to continue to incur substantial funding requirements primarily for research and development activities (including preclinical and clinical testing). We currently anticipate that for all of 2005, approximately 55%-65% of our expenditures will be directed toward the preclinical and clinical development of product candidates, including the VEGF Trap for oncology, VEGF Trap for eye diseases, IL-1 Trap, and IL-4/13 Trap; approximately 20%-30% of our expenditures will be applied to our basic research activities and the continued development of our novel technology platforms; and the remainder of our expenditures for 2005 will be used for capital expenditures and general corporate purposes.
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
     Also, under the terms of the the sanofi-aventis Group collaboration agreement, if the collaboration becomes profitable, we will reimburse the sanofi-aventis Group for 50% of the VEGF Trap development expenses, including 50% of the $25.0 million payment received in connection with amending our collaboration agreement in January 2005, in accordance with a formula based on the amount of development expenses and our share of the collaboration profits, or at a faster rate at our option. In addition, if the first commercial sale of a VEGF Trap product for diseases of the eye through local delivery systems predates the first commercial sale of a VEGF Trap product under the collaboration, we will begin reimbursing the sanofi-aventis Group for up to $7.5 million of VEGF Trap development expenses commencing two years after such initial commercialization outside the collaboration in accordance with a formula until the first commercial VEGF Trap sale under the collaboration occurs. The sanofi-aventis Group has the right to terminate the agreement without cause with at least twelve months advance notice. Upon termination of the agreement for any reason, any remaining obligation to reimburse the sanofi-aventis Group for 50% of the VEGF Trap development expenses will terminate and we will retain all rights to the VEGF Trap.
     We expect that expenses related to the filing, prosecution, defense, and enforcement of patent and other intellectual property claims will continue to be substantial as a result of patent filings and prosecutions in the United States and foreign countries.
     We believe that our existing capital resources will enable us to meet operating needs through at least mid-2007. However, this is a forward-looking statement based on our current operating plan, and there may be a change in projected revenues or expenses that would lead to our capital being consumed significantly before such time. If there is insufficient capital to fund all of our planned operations and activities, we believe we would prioritize available capital to fund preclinical and clinical development of our product candidates. We have no off-balance sheet arrangements and do not guarantee the obligations of any other entity. As of June 30, 2005, we had no established banking arrangements through which we could obtain short-term financing or a line of credit. In the event we need additional financing for the operation of our business, we will consider collaborative arrangements and additional public or private financing, including additional equity financing. In January 2005, we filed a shelf registration statement on Form S-3 to sell, in one or more offerings, up to $200.0 million of equity or debt securities, together or separately, which registration statement was declared effective in February 2005. However, there is no assurance that we will be able to complete any such offerings of securities. Factors influencing the availability of additional financing include our progress in product development, investor perception of our prospects, and the general condition of the financial markets. We may not be able to secure the necessary funding through new collaborative arrangements or additional public or private offerings. If we cannot raise adequate funds to satisfy our capital requirements, we may have to delay, scale-back, or eliminate certain of our research and development activities or future operations. This could harm our business.
Critical Accounting Policies and Significant Judgments and Estimates
     During the six months ended June 30, 2005, there were no changes to our critical accounting policies and significant judgments and estimates, as described in our Annual Report on Form 10-K for the year ended December 31, 2004.
Future Impact of Recently Issued Accounting Standards
     In December 2004, the Financial Accounting Standards Board issued SFAS 123R, Share-Based Payment. SFAS 123R is a revision of SFAS 123, Accounting for Stock-Based Compensation (which we adopted effective January 1, 2005), and supersedes APB 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, and requires the recognition of compensation expense in an amount equal to the fair value of the share-based payment (including stock options and restricted stock) issued to employees. SFAS 123R is effective for fiscal years beginning after June 15, 2005. In March 2005, the U.S. Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB 107) which expresses views of the SEC staff regarding the application of SFAS 123R. Among other things, SAB 107 provides interpretive guidance related to the interaction between SFAS 123R and certain SEC rules and regulations as well as the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. We will be required to adopt SFAS 123R effective for the fiscal year beginning January 1, 2006, and intend to do so using the modified prospective method. Under the modified prospective method, compensation cost is recognized beginning with the effective date based on (a) the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. In addition, we will consider the guidance of SAB 107 as we adopt SFAS 123R. Although the impact of adopting SFAS 123R has not yet been quantified, management believes that the future adoption of this standard may have a material impact on our financial statements.
     In March 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. SFAS 154 replaces APB Opinion No. 20, Accounting Changes, and SFAS 3, Reporting Accounting Changes in Interim Financial Statements, and requires retrospective application to prior-period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of a change. SFAS 154 also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We are required to adopt the provisions of SFAS 154, as applicable, effective for the fiscal year beginning January 1, 2006.
     In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47) which clarifies that the term “conditional asset retirement”, as used in SFAS 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 requires that a liability be recognized for the fair value of a conditional asset retirement obligation when incurred, if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and method of settlement of a conditional asset retirement obligation would be factored into the measurement of the liability when sufficient information exists. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Management believes that the future adoption of FIN 47 will not have a material impact on our financial statements.
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
     From inception on January 8, 1988 through June 30, 2005, we had a cumulative loss of $521.0 million. If we continue to incur operating losses and fail to become a profitable company, we may be unable to continue our operations. We have no products that are available for sale and do not know when we will have products available for sale, if ever. In the absence of revenue from the sale of products or other sources, the amount, timing, nature or source of which cannot be predicted, our losses will continue as we conduct our research and development activities. We currently receive contract manufacturing revenue from our agreement with Merck and, until June 30, 2005, we received contract research and development revenue from our agreement with Procter & Gamble. Our agreement with Merck is scheduled to expire before the end of 2006, unless extended for one additional year by Merck. Our agreement with Procter & Gamble expired in June 2005. The expiration of these agreements will result in a significant loss of revenue to the Company, which may negatively affect our business, operating results, and financial condition.
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
     We have adopted, effective January 1, 2005, the fair value based method of accounting for stock-based employee compensation under the provisions of SFAS 123, Accounting for Stock Based Compensation, using the modified prospective method as described in SFAS 148, Accounting for Stock Based Compensation – Transition and Disclosure. As a result, we have begun recognizing expense in an amount equal to the fair value of share-based payments (including stock option awards) on their date of grant over the vesting period of the awards. Although the impact of adopting SFAS 123 has not been quantified for the full year 2005, in the first half of 2005, non-cash stock-based employee compensation expense of $10.7 million related to stock options awards was recognized in operating expenses in our Statement of Operations, which decreased our basic net income per share by $0.19 per share. Also, if we had adopted SFAS 123 effective January 1, 2004, our net income for the full year 2004 would have decreased by approximately $33.6 million and our basic net income per share in 2004 would have been $0.15 per share instead of $0.75 per share.
     In addition, in December 2004, the FASB issued SFAS 123R, Share-Based Payment, which is a revision of SFAS 123 and supersedes APB 25, Accounting for Stock Issued to Employees. SFAS 123R requires the recognition of compensation expense in an amount equal to the fair value of share-based payments (including stock options) issued to employees. We will be required to adopt SFAS 123R effective for the fiscal year beginning January 1, 2006. The impact of adopting SFAS 123R has not yet been quantified.
     The negative impact on our income (loss) as a result of adopting SFAS 123 as of January 1, 2005, and subsequently adopting SFAS 123R commencing January 1, 2006, may negatively affect our stock price.
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
     In October 2003, we reported results from the first phase 2 trial of our IL-1 Trap in rheumatoid arthritis. We have initiated a large-scale rheumatoid arthritis trial of the IL-1 Trap in a larger patient population, testing higher doses than were tested in the previous phase 2 trial for a longer period of time. However, higher doses may not lead to better results than were demonstrated in the previous phase 2 trial. In addition, safety or tolerability concerns may arise which limit our ability to deliver higher doses of the IL-1 Trap to patients. The dose levels that are being tested are substantially higher than the dose levels of other biological therapeutics currently approved for the treatment of rheumatoid arthritis. The higher doses may affect the safety and/or tolerability of the IL-1 Trap, which could delay or prevent its being approved for marketing and sale and could limit its commercial potential if the product candidate is ever approved.
     We intend to study our lead product candidates, the VEGF Trap and IL-1 Trap, in a wide variety of indications. We intend to study the VEGF Trap in a variety of cancer settings and ophthalmologic indications and the IL-1 Trap in a wide variety of inflammatory disorders. The specific indications were selected based on available preclinical and clinical data from medical publications, our product candidates, and competitive agents. The purpose of these exploratory studies is to identify what diseases, if any, are best suited for treatment with these product candidates. However, it is likely that our product candidates will not demonstrate the requisite efficacy and/or safety profile to support continued development for most of the indications that are to be studied in these studies. In fact, our product candidates may not demonstrate the requisite efficacy and safety profile to support the continued development for any of the indications studied in these early-stage trials.
Clinical trials required for our product candidates are expensive and time-consuming, and their outcome is highly uncertain. If any of our drug trials are delayed or achieve unfavorable results, we will have to delay or may be unable to obtain regulatory approval for our product candidates.
     We must conduct extensive testing of our product candidates before we can obtain regulatory approval to market and sell them. We need to conduct both preclinical animal testing and human clinical trials. Conducting these trials is a lengthy, time-consuming, and expensive process. These tests and trials may not achieve favorable results for many reasons, including, among others, failure of the product candidate to demonstrate safety or efficacy, the development of serious or life-threatening adverse events (or side effects) caused by or connected with exposure to the product candidate, difficulty in enrolling and maintaining subjects in the clinical trial, lack of sufficient supplies of the product candidate, and the failure of clinical investigators, trial monitors and other consultants, or trial subjects to comply with the trial plan or protocol. A clinical trial may fail because it did not include a sufficient number of patients to detect the endpoint being measured or reach statistical significance. A clinical trial may also fail because the dose(s) of the investigational drug included in the trial were either too low or too high to determine the optimal effect of the investigational drug in the disease setting. For example, we are studying higher doses of the IL-1 Trap after a previous phase 2 trial of the IL-1 Trap in subjects with rheumatoid arthritis failed to achieve its primary endpoint.
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
If our collaboration with the sanofi-aventis Group for the VEGF Trap is terminated, our business operations and our ability to develop, manufacture, and commercialize the VEGF Trap in the time expected, or at all, would be harmed.
     We rely heavily on the sanofi-aventis Group to assist with the development of the VEGF Trap oncology program. If the VEGF Trap oncology program continues, we will rely on the sanofi-aventis Group to assist with funding the VEGF Trap program, providing commercial manufacturing capacity, enrolling and monitoring clinical trials, obtaining regulatory approval, particularly outside the United States, and providing sales and marketing support. While we cannot assure you that the VEGF Trap will ever be successfully developed and commercialized, if the sanofi-aventis Group does not perform its obligations in a timely manner, or at all, our ability to develop, manufacture, and commercialize the VEGF Trap in cancer indications will be significantly adversely affected. The sanofi-aventis Group has the right to terminate its collaboration agreement with us at any time. If the sanofi-aventis Group were to terminate its collaboration agreement with us, we might not have the resources or skills to replace those of our partner, which could cause significant delays in the development and/or manufacture of the VEGF Trap and result in substantial additional costs to us. We have no sales, marketing, or distribution capabilities and would have to develop or outsource these capabilities. Termination of the the sanofi-aventis Group collaboration agreement would create new and additional risks to the successful development of the VEGF Trap oncology program.

Our collaborators and service providers may fail to perform adequately in their efforts to support the development, manufacture, and commercialization of our drug candidates.
     We depend upon third-party collaborators, including the sanofi-aventis Group and service providers such as clinical research organizations, outside testing laboratories, clinical investigator sites, and third-party manufacturers and product packagers and labelers, to assist us in the development of our product candidates. If any of our existing collaborators or service providers breaches or terminates its agreement with us or does not perform its development or manufacturing services under an agreement in a timely manner or at all, we could experience additional costs, delays, and difficulties in the development or ultimate commercialization of our product candidates.
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
     We have no sales or distribution personnel or capabilities and have only a small staff with marketing capabilities. If we are unable to obtain those capabilities, either by developing our own organizations or entering into agreements with service providers, we will not be able to successfully sell any products that we may obtain regulatory approval for and bring to market in the future. In that event, we will not be able to generate significant revenue, even if our product candidates are approved. We cannot guarantee that we will be able to hire the qualified sales and marketing personnel we need or that we will be able to enter into marketing or distribution agreements with third-party providers on acceptable terms, if at all. Under the terms of our collaboration agreement with the sanofi-aventis Group, we currently rely on the sanofi-aventis Group for sales, marketing, and distribution of the VEGF Trap, should it be approved in the future by regulatory authorities for marketing. We will have to rely on a third party or devote significant resources to develop our own sales, marketing, and distribution capabilities for our other product candidates, and we may be unsuccessful in developing our own sales, marketing, and distribution organization.
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
     Genentech has an approved VEGF antagonist, Avastin™, on the market for treating certain cancers and many different pharmaceutical and biotechnology companies are working to develop competing VEGF antagonists, including Novartis, Eyetech Pharmaceuticals, and Pfizer. Many of these molecules are farther along in development than the VEGF Trap and may offer competitive advantages over our molecule. Novartis has an ongoing phase 3 clinical development program evaluating an orally delivered VEGF tyrosine kinase inhibitor in different cancer settings. Onyx Pharmaceuticals and Bayer have filed an New Drug Application with the FDA for approval to market the first oral medication that targets tumor cell growth and new vasculature formation that fuels the growth of tumors. The marketing approval for Genentech’s VEGF antagonist, Avastin, and their extensive, ongoing clinical development plan for Avastin in other cancer indications, may make it more difficult for us to enroll patients in clinical trials to support the VEGF Trap and to obtain regulatory approval of the VEGF Trap in these cancer settings. This may delay or impair our ability to successfully develop and commercialize the VEGF Trap. In addition, even if the VEGF Trap is ever approved for sale for the treatment of certain cancers, it will be difficult for our drug to compete against Avastin and, if approved by the FDA, the Onyx/Bayer kinase inhibitor and the Novartis phase 3 tyrosine kinase, because doctors and patients will have significant experience using these medicines. In addition, an oral medication may be considerably less expensive for patients than a biologic medication, providing a competitive advantage to companies that market such products.
     The market for eye diseases is also very competitive. Eyetech Pharmaceuticals and Pfizer are marketing an approved VEGF inhibitor for age-related macular degeneration (wet AMD). Novartis and Genentech are collaborating on another VEGF inhibitor for the treatment of wet AMD that is in phase 3 development. In July 2005, Genentech announced positive results from its phase 3 clinical trial of this VEGF inhibitor in patients with wet AMD. The marketing approval of the Eyetech/Pfizer VEGF inhibitor and the potential approval of the Novartis/Genentech VEGF antibody fragment makes it more difficult for us to successfully develop the VEGF Trap in eye diseases. In addition, even if the VEGF Trap is ever approved for sale for the treatment of eye diseases, it will be difficult for our drug to compete against the Eyetech/Pfizer drug and, if approved by the FDA, the Novartis/Genentech phase 3 VEGF inhibitor, because doctors and patients will have significant experience using these medicines
     The markets for both rheumatoid arthritis and asthma are very competitive. Several highly successful medicines are available for these diseases. Examples in rheumatoid arthritis include the TNF-antagonists Enbrel® (a registered trademark of Amgen), Remicade® (a registered trademark of Centocor), and Humira® (a registered trademark of Abbott Laboratories), and the IL-1 receptor antagonist Kineret® (a registered trademark of Amgen). Examples in asthma include the leukotriene-modifier Singulair® (a registered trademark of Merck), as well as various inexpensive corticosteroid medicines for asthma.
     The availability of highly effective FDA approved TNF-antagonists and other marketed therapies makes it more difficult to successfully develop the IL-1 Trap for the treatment of rheumatoid arthritis, since it will be difficult to enroll patients with rheumatoid arthritis to participate in clinical trials of the IL-1 Trap. This may delay or impair our ability to successfully develop the drug candidate. In addition, even if the IL-1 Trap is ever approved for sale, it will be difficult for our drug to compete against these FDA approved TNF-antagonists because doctors and patients will have significant experience using these effective medicines. Moreover, these approved therapeutics may offer competitive advantages over the IL-1 Trap, such as requiring fewer injections. In addition, there are both small molecules and antibodies in development by third parties that are designed to block the synthesis of interleukin-1 or inhibit the signaling of interleukin-1. For example, Novartis is developing an antibody to interleukin-1, Amgen is developing an antibody to the interleukin-1 receptor, and Vertex Pharmaceuticals Incorporated is developing an oral cytokine inhibitor of interleukin-1 beta converting enzyme (ICE). These drug candidates could offer competitive advantages over the IL-1 Trap. The successful development of these competing molecules could delay or impair our ability to successfully develop and commercialize the IL-1 Trap.

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
     A small number of our shareholders beneficially own a substantial amount of our common stock. As of April 15, 2005, our eight largest shareholders, which include the sanofi-aventis Group and Novartis, beneficially owned 58.6% of our outstanding shares of Common Stock, assuming, in the case of Leonard S. Schleifer, M.D. Ph.D., our Chief Executive Officer, and P. Roy Vagelos, M.D., our Chairman, the conversion of their Class A Stock into Common Stock and the exercise of all options held by them which are exercisable within 60 days of April 15, 2005. As of that date, Novartis owned 7,527,050 shares of Common Stock, representing approximately 14.0% of the shares of Common Stock then outstanding. These shares owned by Novartis are eligible to be sold pursuant to Rule 144(k) under the Securities Act of 1933, as amended, without registration, without regard to the volume, manner-of-sale, or other limitations set forth in Rule 144 under such Act, and without any contractual restrictions on sale. As of April 15, 2005, the sanofi-aventis Group owned 2,799,552 shares of Common Stock, representing approximately 5.2% of the shares of Common Stock then outstanding. Under our stock purchase agreement with the sanofi-aventis Group, these shares may generally not be sold or otherwise transferred until after September 5, 2005, and for one year after that date, the sanofi-aventis Group may sell no more than 250,000 shares in any calendar quarter. After September 5, 2006, the sanofi-aventis Group may sell no more than 500,000 shares in any calendar quarter. If Novartis or the sanofi-aventis Group, or our other significant shareholders or we, sell substantial amounts of our Common Stock in the public market, or the perception that such sales may occur exists, the market price of our Common Stock could fall. Sales of Common

Stock by our significant shareholders, including the sanofi-aventis Group and Novartis, also might make it more difficult for us to raise funds by selling equity or equity-related securities in the future at a time and price that we deem appropriate.
Our existing shareholders may be able to exert significant influence over matters requiring shareholder approval.
     Holders of Class A Stock, who are generally the shareholders who purchased their stock from us before our initial public offering, are entitled to ten votes per share, while holders of Common Stock are entitled to one vote per share. As of April 15, 2005, holders of Class A Stock held 4.2% of all shares of Common Stock and Class A Stock then outstanding, and had 30.5% of the combined voting power of all of Common Stock and Class A Stock then outstanding, assuming, in each case, the exercise of all options held by such persons which are exercisable within 60 days of April 15, 2005. These shareholders, if acting together, would be in a position to significantly influence the election of our directors and to effect or prevent certain corporate transactions that require majority or supermajority approval of the combined classes, including mergers and other business combinations. This may result in our company taking corporate actions that you may not consider to be in your best interest and may affect the price of our Common Stock. As of April 15, 2005:
•	our current officers and directors beneficially owned 13.8% of our outstanding shares of Common Stock (assuming conversion of their Class A Stock into Common Stock and the exercise of all options held by such persons which are exercisable within 60 days of April 15, 2005 and 34.7% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by such persons which are exercisable within 60 days of April 15, 2005; and

•	our eight largest shareholders beneficially owned 58.6% of our outstanding shares of Common Stock assuming, in the case of Leonard S. Schleifer, M.D., Ph.D., our Chief Executive Officer, and P. Roy Vagelos, M.D., our Chairman, the conversion of their Class A Stock into Common Stock and the exercise of all options held by them which are exercisable within 60 days of April 15, 2005. In addition, these eight shareholders held 63.9% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by our Chief Executive Officer and our Chairman which are exercisable within 60 days of April 15, 2005.
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
Item 3. Quantitative and Qualitative Disclosure About Market Risk
     Our earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from our investment of available cash balances in investment grade corporate and U.S. government securities. We do not believe we are materially exposed to changes in interest rates. Under our current policies we do not use interest rate derivative instruments to manage exposure to interest rate changes. We estimated that a one percent change in interest rates would result in an approximately $1.1 million and $1.0 million change in the fair market value of our investment portfolio at June 30, 2005 and 2004, respectively.
Item 4. Controls and Procedures
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of the end of such period, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable rules and forms of the Securities and Exchange Commission, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
     There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     On August 3, 2005, the plaintiffs and the Company entered into a Stipulation and Agreement of Settlement settling all claims against the Company in this lawsuit. The settlement requires no payment by the Company or any of the individual defendants named in the lawsuit. The Company’s primary insurance carrier agreed to make the required payment under the settlement, which is in an immaterial amount to the Company. The settlement includes no admission of wrongdoing by the Company or any of the individual defendants. The settlement must be finally approved by the United States District Court for the Southern District of New York following notice and hearing.
     Separately, the plaintiffs and the individual defendants named in the lawsuit entered into a Stipulation of Voluntary Dismissal, dismissing all claims against the individuals. This voluntary dismissal shall automatically become a dismissal with prejudice, without costs, upon the court entering an order and final judgment approving the settlement.
     We cannot assure investors that the settlement of the lawsuit will be approved by the court following notice and hearing. If the settlement is not approved by the court, the lawsuit would continue.
     From time to time, we are a party to other legal proceedings in the course of our business. We do not expect any such other current legal proceedings to have a material adverse effect on our business or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders
     On June 10, 2005, we conducted our Annual Meeting of Shareholders pursuant to due notice. A quorum being present either in person or by proxy, the shareholders voted on the following matters:
     1. To elect three Directors to hold office for a three-year term as Class II directors, and until their successors are duly elected and qualified.
     2. To ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for our fiscal year ending December 31, 2005.
     No other matters were voted on. The number of votes cast was:

	For	Withheld
1. Election of Class II Directors
Alfred G. Gilman, M.D., Ph.D.	63,930,014	5,103,538
Joseph L. Goldstein, M.D.	67,419,359	1,614,193
P. Roy Vagelos, M.D.	64,541,190	4,492,362
     The terms of office of Leonard S. Schleifer, M.D., Ph.D., Eric M. Shooter, Ph.D., George D. Yancopoulos, M.D., Ph.D., Charles A Baker, Michael S. Brown, M.D., Arthur F. Ryan, and George L. Sing continued after the meeting.

		For	Against	Abstain
2.	Ratification of the Appointment of
	Independent Registered Public
	Accounting Firm	68,731,884	274,121	27,547

Item 6. Exhibits
     (a) Exhibits

Exhibit
Number	Description
10.10.1*	-	Amendment and Agreement made as of June 30, 2005 by and between Regeneron Pharmaceuticals, Inc. and The Procter & Gamble Company

12.1	-	Statement re: computation of ratio of earnings to combined fixed charges.

31.1	-	Certification of CEO pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934.

31.2	-	Certification of CFO pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934.

32	-	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.

*	Portions of this document have been omitted and filed separately with the Commission pursuant to requests for confidential treatment pursuant to Rule 24b-2

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Regeneron Pharmaceuticals, Inc.

Date: August 8, 2005	By:	/s/ Murray A. Goldberg

Murray A. Goldberg
Senior Vice President, Finance & Administration, Chief Financial Officer, Treasurer, and Assistant Secretary