Form 10-Q
period 2005-09-30
REGENERON PHARMACEUTICALS INC
filed 2005-11-04
CIK 872589

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Yes ☐                     No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                     No ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 31, 2005:

Class of Common Stock	Number of Shares
Class A Stock, $0.001 par value	2,351,873
Common Stock, $0.001 par value	53,810,695

REGENERON PHARMACEUTICALS, INC.

September 30, 2005

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
REGENERON PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS AT SEPTEMBER 30, 2005 AND DECEMBER 31, 2004 (Unaudited)
(In thousands, except share data)

	September 30,	December 31,
	2005	2004
ASSETS
Current assets
Cash and cash equivalents	$176,093	$95,229
Marketable securities	131,449	200,753
Accounts receivable	10,536	43,102
Prepaid expenses and other current assets	4,043	1,642
Inventory	2,837	3,229

Total current assets	324,958	343,955

Marketable securities	26,020	52,930
Property, plant, and equipment, at cost, net of accumulated depreciation and amortization	64,044	71,239
Other assets	4,253	4,984

Total assets	$419,275	$473,108

LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$20,599	$18,872
Deferred revenue, current portion	12,922	15,267

Total current liabilities	33,521	34,139

Deferred revenue	49,373	56,426
Notes payable	200,000	200,000

Total liabilities	282,894	290,565

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.01 par value; 30,000,000 shares authorized; issued and outstanding-none
Class A Stock, convertible, $.001 par value; 40,000,000 shares authorized; shares issued and outstanding - 2,351,873 in 2005 and 2,358,373 in 2004	2	2
Common Stock, $.001 par value; 160,000,000 shares authorized; shares issued and outstanding - 53,780,333 in 2005 and 53,502,004 in 2004	54	54
Additional paid-in capital	693,426	675,389
Unearned compensation	(811)	(2,299)
Accumulated deficit	(555,608)	(489,834)
Accumulated other comprehensive loss	(682)	(769)

Total stockholders’ equity	136,381	182,543

Total liabilities and stockholders’ equity	$419,275	$473,108

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenues
Contract research and development	$11,533	$25,621	$38,580	$94,377
Research progress payments				17,770
Contract manufacturing	4,661	10,898	10,189	14,780

	16,194	36,519	48,769	126,927

Expenses
Research and development	41,116	32,828	117,670	101,306
Contract manufacturing	3,246	8,986	7,412	11,740
General and administrative	6,219	4,184	18,581	12,209

	50,581	45,998	143,663	125,255

Income (loss) from operations	(34,387)	(9,479)	(94,894)	1,672

Other income (expense)
Other contract income			30,640	42,750
Investment income	2,746	1,417	7,515	3,646
Interest expense	(3,011)	(3,014)	(9,035)	(9,161)

	(265)	(1,597)	29,120	37,235

Net income (loss)	($34,652)	($11,076)	($65,774)	$38,907

Net income (loss) per share:
Basic	($0.62)	($0.20)	($1.18)	$0.70
Diluted	($0.62)	($0.20)	($1.18)	$0.69

Weighted average shares outstanding:
Basic	55,978	55,468	55,903	55,378
Diluted	55,978	55,468	55,903	56,295
The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)
For the nine months ended September 30, 2005
(In thousands)

					Additional
	Class A Stock		Common Stock		Paid-in	Unearned
	Shares	Amount	Shares	Amount	Capital	Compensation
Balance, December 31, 2004	2,358	$2	53,502	$54	$675,389	($2,299)
Issuance of Common Stock in connection with exercise of stock options			184		1,122
Issuance of Common Stock in connection with Company 401(k) Savings Plan contribution			90		632
Conversion of Class A Stock to Common Stock	(6)		6
Forfeitures of restricted Common Stock under Long-Term Incentive Plan			(2)		(30)	30
Stock-based compensation expense					16,313	1,458
Net loss
Change in net unrealized loss on marketable securities

Balance, September 30, 2005	2,352	$2	53,780	$54	$693,426	($811)

		Accumulated
		Other	Total
	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Deficit	Loss	Equity	Loss
Balance, December 31, 2004	($489,834)	($769)	$182,543
Issuance of Common Stock in connection with exercise of stock options			1,122
Issuance of Common Stock in connection with Company 401(k) Savings Plan contribution			632
Conversion of Class A Stock to Common Stock
Forfeitures of restricted Common Stock under Long-Term Incentive Plan
Stock-based compensation expense			17,771
Net loss	(65,774)		(65,774)	($65,774)
Change in net unrealized loss on marketable securities		87	87	87

Balance, September 30, 2005	($555,608)	($682)	$136,381	($65,687)

The accompanying notes are an integral part of the financial statements

REGENERON PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine months ended September 30,
	2005	2004
Cash flows from operating activities
Net income (loss)	($65,774)	$38,907

Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	11,624	11,446
Non-cash compensation expense	17,624	1,917
Forgiveness of loan payable to Novartis Pharma AG, inclusive of accrued interest		(17,770)
Changes in assets and liabilities
Decrease (increase) in accounts receivable	32,566	(9,337)
Increase in prepaid expenses and other assets	(956)	(2,338)
Decrease in inventory	1,208	5,601
Decrease in deferred revenue	(9,398)	(35,511)
Increase in accounts payable, accrued expenses, and other liabilities	2,657	2,375

Total adjustments	55,325	(43,617)

Net cash used in operating activities	(10,449)	(4,710)

Cash flows from investing activities
Purchases of marketable securities	(91,078)	(243,971)
Purchases of restricted marketable securities		(11,076)
Sales or maturities of marketable securities	185,882	238,572
Maturities of restricted marketable securities		16,576
Capital expenditures	(4,613)	(4,847)

Net cash provided by (used in) investing activities	90,191	(4,746)

Cash flows from financing activities
Net proceeds from the issuance of stock	1,122	683
Repurchase of Common Stock		(888)
Borrowings under loan payable		3,827

Net cash provided by financing activities	1,122	3,622

Net increase (decrease) in cash and cash equivalents	80,864	(5,834)

Cash and cash equivalents at beginning of period	95,229	97,477

Cash and cash equivalents at end of period	$176,093	$91,643

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
2. Per Share Data
The Company’s basic net income (loss) per share amounts have been computed by dividing net income or loss by the weighted average number of shares of Common Stock and Class A Stock outstanding. Diluted net income per share is based upon the weighted average number of shares of Common Stock and Class A Stock and the common stock equivalents outstanding when dilutive. Common stock equivalents include: (i) outstanding stock options and restricted stock awards under the Company’s Long-Term Incentive Plans, which are included under the treasury stock method when dilutive, and (ii) Common Stock to be issued under the assumed conversion of the Company’s outstanding convertible senior subordinated notes, which are included under the if-converted method when dilutive. For the three and nine months ended September 30, 2005 and the three months ended September 30, 2004, the Company reported a net loss and, therefore, no common stock equivalents were included in the computation of diluted net loss per share for such periods, since such inclusion would have been antidilutive. The calculations of basic and diluted net income (loss) per share are as follows:

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)

	Three Months Ended
	September 30,
	2005	2004
Net loss (Numerator)	($34,652)	($11,076)

Weighted-average shares, in thousands (Denominator)	55,978	55,468

Basic and diluted net loss per share	($0.62)	($0.20)

	Nine Months Ended
	September 30,
	2005	2004
Net income (loss) (Numerator)	($65,774)	$38,907

Shares, in thousands (Denominator):
Weighted-average shares for basic per share calculations	55,903	55,378
Effect of stock options		876
Effect of restricted stock awards		41

Adjusted weighted-average shares for diluted per share calculations	55,903	56,295

Basic net income (loss) per share	($1.18)	$0.70
Diluted net income (loss) per share	($1.18)	$0.69
Shares issuable upon the exercise of stock options, vesting of restricted stock awards, and conversion of convertible debt, which have been excluded from the September 30, 2005 and 2004 diluted per share amounts because their effect would have been antidilutive, include the following:

	Three months ended September 30,
	2005	2004
Stock Options:
Weighted average number, in thousands	13,236	13,015
Weighted average exercise price	$14.54	$20.28

Restricted Stock:
Weighted average number, in thousands	149	196

Convertible Debt:
Weighted average number, in thousands	6,611	6,611
Conversion price	$30.25	$30.25

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)

	Nine months ended September 30,
	2005	2004
Stock Options:
Weighted average number, in thousands	13,335	10,141
Weighted average exercise price	$14.61	$23.85

Restricted Stock:
Weighted average number, in thousands	188	3

Convertible Debt:
Weighted average number, in thousands	6,611	6,611
Conversion price	$30.25	$30.25
3. Stock-based Employee Compensation
Effective January 1, 2005, the Company adopted the fair value based method of accounting for stock-based employee compensation under the provisions of Statement of Financial Accounting Standards No. (“SFAS”) 123, Accounting for Stock-Based Compensation, using the modified prospective method as described in SFAS 148, Accounting for Stock-Based Compensation- Transition and Disclosure. As a result, the Company has begun recognizing expense, in an amount equal to the fair value of share-based payments (including stock option awards) on their date of grant, over the vesting period of the awards. Under the modified prospective method, compensation expense for the Company is recognized for (a) all share based payments granted on or after January 1, 2005, (including replacement options granted under the Company’s stock option exchange program which concluded on January 5, 2005 (see Note 11)) and (b) all awards granted to employees prior to January 1, 2005 that were unvested on that date. Prior to the adoption of the fair value method, the Company accounted for stock-based compensation to employees under the intrinsic value method of accounting set forth in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Therefore, compensation expense related to employee stock options was not reflected in operating expenses in any period prior to the first quarter of 2005 and prior period results have not been restated. For the three months ended September 30, 2005, non-cash stock-based employee compensation expense related to stock option awards (“Stock Option Expense”) totaled $5,374. Stock Option Expense recognized in operating expenses, which includes $65 of Stock Option Expense previously capitalized in inventory, totaled $5,439 for the three months ended September 30, 2005. For the nine months ended September 30, 2005, Stock Option Expense totaled $16,313, of which $16,166 was recognized in operating expenses and $147 was capitalized in inventory. For the three and nine months ended September 30, 2004, had the Company adopted the fair value based method of accounting for stock-based employee compensation under the provisions of SFAS 123, Stock Option Expense would

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)
have totaled $8,037 and $25,547, respectively, and the effect on the Company’s net income (loss) and net income (loss) per share would have been as follows:

	Three months ended	Nine months ended
	September 30, 2004	September 30, 2004
Net income (loss), as reported	($11,076)	$38,907
Add: Stock-based employee compensation expense included in reported net income (loss)	618	1,917
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(8,655)	(27,464)

Pro forma net income (loss), basic	($19,113)	$13,360

Basic net income (loss) per share amounts:
As reported	($0.20)	$0.70
Pro forma	($0.34)	$0.24

Diluted net income (loss) per share amounts:
As reported	($0.20)	$0.69
Pro forma	($0.34)	$0.24
The fair value of each option granted under the Regeneron Pharmaceuticals, Inc. 2000 Long-Term Incentive Plan (“2000 Incentive Plan”) during the three and nine months ended September 30, 2005 and 2004 was estimated on the date of grant using the Black-Scholes option-pricing model. Using this model, fair value is calculated based on assumptions with respect to (i) expected volatility of the Company’s Common Stock price, (ii) the periods of time over which employees and Board Directors are expected to hold their options prior to exercise (expected lives), (iii) expected dividend yield on the Company’s Common Stock, and (iv) risk-free interest rates, which are based on quoted U.S. Treasury rates for securities with maturities approximating the options’ expected lives. Expected volatility has been estimated based on actual movements in the Company’s stock price over the most recent historical periods equivalent to the options’ expected lives. Expected lives are principally based on the Company’s limited historical exercise experience with option grants with similar exercise prices. The expected dividend yield is zero as the Company has never paid dividends and does not currently anticipate paying any in the foreseeable future. The weighted-average fair value of the options granted during the three months ended September 30, 2005 and 2004 was $5.12 and $6.72 per option, respectively. The weighted-average fair value of the options granted during the nine months ended September 30, 2005 and 2004 was $5.79 and $9.68

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)
per option, respectively. The following table summarizes the weighted average values of the assumptions used in computing the fair value of option grants.

	Three months ended September 30,
	2005	2004
Expected volatility	70%	80%
Expected lives from grant date	5.0 years	7.5 years
Expected dividend yield	0%	0%
Risk-free interest rate	4.00%	4.27%

	Nine months ended September 30,
	2005	2004
Expected volatility	75%	80%
Expected lives from grant date	6.2 years	7.4 years
Expected dividend yield	0%	0%
Risk-free interest rate	3.96%	3.91%
Under the 2000 Incentive Plan, the Company also awards shares of restricted stock. In accordance with generally accepted accounting principles, the Company records unearned compensation in Stockholders’ Equity related to these awards. The amount is based on the fair market value of shares of Common Stock on the grant date of the restricted stock award and is expensed, on a pro rata basis, over the period that the restrictions lapse. For the three months ended September 30, 2005 and 2004, the Company recognized compensation expense related to restricted stock awards of $482 and $618, respectively. For the nine months ended September 30, 2005 and 2004, the Company recognized compensation expense related to restricted stock awards of $1,458 and $1,917, respectively.
4. Statement of Cash Flows
Supplemental disclosure of noncash investing and financing activities:
Included in accounts payable and accrued expenses at September 30, 2005 and December 31, 2004 are $252 and $550, respectively, of accrued capital expenditures. Included in accounts payable and accrued expenses at September 30, 2004 and December 31, 2003 are $648 and $752, respectively, of accrued capital expenditures.
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

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)
Included in marketable securities at September 30, 2005 and December 31, 2004 are $1,110 and $2,607, respectively, of accrued interest income. Included in marketable securities at September 30, 2004 and December 31, 2003 are $1,602 and $878, respectively, of accrued interest income.
5. Marketable Securities
The Company has revised the classification of its investments in auction rate securities from cash and cash equivalents to short-term investments on its balance sheets at December 31, 2004 and 2003, and September 30, 2004. Auction rate securities are securities that have stated maturities beyond three months, but are priced and traded as short-term investments due to the liquidity provided through the auction mechanism that generally resets interest rates every 28 or 35 days. The change in classification resulted in decreases in cash and cash equivalents and corresponding increases in short-term marketable securities of $6,005 and $20,808 at December 31, 2004 and 2003, respectively, and $13,404 at September 30, 2004. The Company held no auction rate securities at September 30, 2005. In addition, the Company revised its statements of cash flows to reflect the purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents, resulting in increases in cash flows from investing activities of $14,803 and $14,230 for the years ended December 31, 2004 and 2003, respectively, and $7,404 for the nine months ended September 30, 2004. This change in classification had no impact on the Company’s previously reported current assets, net income (loss), or cash flows from operations.
6. Accounts Receivable
Accounts receivable as of September 30, 2005 and December 31, 2004 consist of the following:

	September 30,	December 31,
	2005	2004
Receivable from the sanofi-aventis Group	$9,528	$39,362
Receivable from Merck & Co., Inc.	1,008	1,315
Receivable from The Procter & Gamble Company		2,345
Other		80

	$10,536	$43,102

7. Inventories
Inventories consist of raw materials, work-in process, and finished products associated with the production of an intermediate for a Merck & Co., Inc. pediatric vaccine under a long-term manufacturing agreement which will expire in October 2006.

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)
Inventories as of September 30, 2005 and December 31, 2004 consist of the following:

	September 30,	December 31,
	2005	2004
Raw materials	$359	$310
Work-in-process	328	692 (1)
Finished products	2,150	2,227

	$2,837	$3,229

(1)	Net of reserves of $256.
8. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses as of September 30, 2005 and December 31, 2004 consist of the following:

	September 30,	December 31,
	2005	2004
Accounts payable	$3,452	$4,407
Accrued payroll and related costs	4,234	7,972
Accrued clinical trial expense	6,063	2,083
Accrued expenses, other	1,808	2,118
Interest payable on convertible notes	5,042	2,292

	$20,599	$18,872

9. Comprehensive Income (Loss)
Comprehensive income (loss) represents the change in net assets of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) of the Company includes net income (loss) adjusted for the change in net unrealized gain (loss) on marketable securities. The net effect of income taxes on comprehensive income (loss) is immaterial. For the three months ended September 30, 2005 and 2004, the components of comprehensive loss are:

	Three months ended September 30,
	2005	2004
Net loss	($34,652)	($11,076)
Change in net unrealized gain (loss) on marketable securities	27	9

Total comprehensive loss	($34,625)	($11,067)

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)
For the nine months ended September 30, 2005 and 2004, the components of comprehensive income (loss) are:

	Nine months ended September 30,
	2005	2004
Net income (loss)	($65,774)	$38,907
Change in net unrealized gain (loss) on marketable securities	87	(306)

Total comprehensive income (loss)	($65,687)	$38,601

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
c. Amgen Inc.
On November 1, 2005, the Company and Amgen Inc. agreed to terminate their collaboration agreement (the “Amgen Agreement”) entered into in August 1990 to develop and attempt to commercialize two proprietary products. The Company and Amgen also agreed to terminate Amgen-Regeneron Partners, a partnership established in connection with the Amgen Agreement to complete the development and to commercialize the two products. There were no ongoing activities to develop these products and selected financial data of Amgen-Regeneron Partners as of and for the nine months ended September 30, 2005 and the years ended December 31, 2004, 2003 and 2002 were not significant. The Company and Amgen were equal partners in Amgen-Regeneron Partners. Neither party is entitled to receive royalties based on any products arising from the collaboration.
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
Contract manufacturing: Includes all revenues and expenses related to the commercial production of products under contract manufacturing arrangements. The Company produces an intermediate for a Merck & Co., Inc. pediatric vaccine under a long-term manufacturing agreement which will expire in October 2006.

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)
The table below presents information about reported segments for the three and nine months ended September 30, 2005 and 2004.

	Three months ended September 30, 2005
	Research &	Contract	Reconciling
	Development	Manufacturing	Items		Total
Revenues	$11,533	$4,661	—		$16,194
Depreciation and amortization	3,674	— (1)	$261		3,935
Interest expense	—	—	3,011		3,011
Net income (loss)	(35,802)	1,415	(265	)(2)	(34,652)
Capital expenditures	575	—	—		575

	Three months ended September 30, 2004
	Research &	Contract	Reconciling
	Development	Manufacturing	Items		Total
Revenues	$25,621	$10,898	—		$36,519
Depreciation and amortization	3,615	— (1)	$261		3,876
Interest expense	—	—	3,014		3,014
Net income (loss)	(11,391)	1,912	(1,597	)(2)	(11,076)
Capital expenditures	1,844	—	—		1,844

	Nine months ended September 30, 2005
	Research &	Contract	Reconciling
	Development	Manufacturing	Items		Total
Revenues	$38,580	$10,189	—		$48,769
Depreciation and amortization	10,841	— (1)	$783		11,624
Interest expense	—	—	9,035		9,035
Other contract income	30,640	—	—		30,640
Net income (loss)	(67,031)	2,777	(1,520	)(2)	(65,774)
Capital expenditures	4,327	—	—		4,327
Total assets	72,037	5,380	341,858	(3)	419,275

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
On August 2, 2005, the plaintiffs and the Company entered into a Stipulation and Agreement of Settlement settling all claims against the Company in this lawsuit. The settlement requires no payment by the Company or any of the individual defendants named in the lawsuit. The Company’s primary insurance carrier agreed to make the required payment under the settlement, which is in an immaterial amount to the Company. The settlement includes no admission of wrongdoing by the Company or any of the individual defendants. The settlement must be finally approved by the United States District Court for the Southern District of New York following notice and hearing.

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
From time to time, the Company is a party to other legal proceedings in the course of the Company’s business. The Company does not expect any such other current legal proceedings to have a material adverse effect on the Company’s business or financial condition.
14. Severance Costs
In September 2005, the Company announced plans to reduce its workforce from 730 to approximately 565 by the end of 2006. The workforce reduction results from plans to narrow the focus of the Company’s research and development efforts, substantial improvements in manufacturing productivity, the recent expiration of the Company’s collaboration with The Procter & Gamble Company, and the expected completion of contract manufacturing for Merck & Co., Inc. in late 2006. The majority of the headcount reduction will occur by the end of 2005, with the remainder planned for 2006 following the completion of the Company’s contract manufacturing activities for Merck.
Details of the workforce reduction plan and related severance benefits were communicated to employees in October 2005. The Company estimates that costs associated with the workforce reduction, which will be comprised principally of severance payments and related payroll taxes, employee benefits, and outplacement services, will total between $2.5 million and $3.0 million, the substantial majority of which will be cash expenditures. These costs will be accounted for in accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. The Company did not recognize costs associated with the workforce reduction in the quarter ended September 30, 2005. The Company expects to incur between $1.8 million and $2.0 million of these workforce reduction costs in the fourth quarter of 2005 and the remainder in 2006.
15. Future Impact of Recently Issued Accounting Standards
In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R, Share-Based Payment. SFAS 123R is a revision of SFAS 123, Accounting for Stock-Based Compensation (which we adopted effective January 1, 2005 — see Note 3), and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, and requires the recognition of compensation expense in an amount equal to

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)
the fair value of the share-based payment (including stock options and restricted stock) issued to employees. SFAS 123R is effective for fiscal years beginning after June 15, 2005. In March 2005, the U.S. Securities and Exchange Commission (‘SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) which expresses views of the SEC staff regarding the application of SFAS 123R. Among other things, SAB 107 provides interpretive guidance related to the interaction between SFAS 123R and certain SEC rules and regulations as well as the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. The Company will be required to adopt SFAS 123R effective for the fiscal year beginning January 1, 2006, and intends to do so using the modified prospective method. Under the modified prospective method, compensation cost is recognized beginning with the effective date based on (a) the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. In addition, the Company will consider the guidance of SAB 107 as it adopts SFAS 123R. Although the impact of adopting SFAS 123R has not yet been quantified, management believes that the future adoption of this standard may have a material impact on the Company’s financial statements.
In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. SFAS 154 replaces APB Opinion No. 20, Accounting Changes, and SFAS 3, Reporting Accounting Changes in Interim Financial Statements, and requires retrospective application to prior-period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of a change. SFAS 154 also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company is required to adopt the provisions of SFAS 154, as applicable, effective for the fiscal year beginning January 1, 2006.
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
     Regeneron Pharmaceuticals, Inc. is a biopharmaceutical company that discovers, develops, and intends to commercialize pharmaceutical products for the treatment of serious medical conditions. We are strategically focused in 2005 on the development of the VEGF Trap in oncology, the VEGF Trap in eye diseases, and the IL-1 Trap in various inflammatory indications in which interleukin-1 is believed to play a role. Our clinical and preclinical pipeline also includes product candidates for the treatment of allergies, asthma, and other diseases and disorders. Developing and commercializing new medicines entails significant risk and expense. Since inception we have not generated any sales or profits from the commercialization of any of our product candidates.
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
     Here is a summary of the clinical status of our clinical candidates as of September 30, 2005:
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

In September 2005, we announced our plans with sanofi-aventis to expand the VEGF Trap oncology program. The companies plan to initiate up to 19 additional trials for the VEGF Trap in various cancer indications. Of these, six are new efficacy/safety trials and up to ten additional trials may be conducted through the National Cancer Institute (NCI) under a Clinical Trials Agreement between the Cancer Therapeutics Evaluation Program (CTEP), NCI, and sanofi-aventis.

Three of the efficacy/safety studies are planned to be single-agent trials that will be conducted in a variety of indications. These studies are planned to begin in the fourth quarter of 2005 and the first quarter of 2006.

Three other efficacy/safety studies will evaluate the VEGF Trap in combination with standard chemotherapy regimens in patients with different cancer types. Two of these studies could begin as early as the second half of 2006, following successful completion of initial combination safety and tolerability studies. Two safety and tolerability combination studies were initiated in May and July 2005 and are continuing. A third study was initiated in October 2005 and two more are scheduled to begin later this year or early next year.

In addition, CTEP plans to sponsor up to ten exploratory efficacy/safety studies evaluating the VEGF Trap in a variety of cancer types. These trials are planned to start in 2006.

In September 2003, we entered into a collaboration agreement with Aventis Pharmaceuticals, Inc. (now a member of the sanofi-aventis Group) to jointly develop and commercialize the VEGF Trap throughout the world with the exception of Japan, where product rights remain with us. Under the collaboration agreement, as amended in January 2005, we and sanofi-aventis will share profits equally on sales, if any, of the VEGF Trap for disease indications included in our collaboration. Under the terms of the agreement, we may receive up to $360.0 million in milestone payments upon receipt of specified marketing approvals for up to eight VEGF Trap indications in Europe or the United States.

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

•	VEGF TRAP — Eye Diseases: VEGF both stimulates angiogenesis and increases vascular permeability. It has been shown in preclinical studies to be a major pathogenic factor in diabetic retinopathy, diabetic macular edema, and age-related macular degeneration and is believed to be involved in other medical problems affecting the eyes.

In January 2005, we and sanofi-aventis amended our collaboration agreement to exclude rights to develop and commercialize the VEGF Trap for eye diseases through local delivery systems. We now have the exclusive right to develop and commercialize the VEGF Trap for eye diseases through local administration to the eye.

In September 2005, we announced that a Phase 2 trial in patients with the neovascular form of age-related macular degeneration (wet AMD) could begin as early as late 2005 or early 2006. We are completing a Phase 1 trial, initiated in June 2005, of the VEGF Trap delivered through intravitreal injection to patients with wet AMD. The Phase 1 trial is a two-part, dose-escalating study designed to assess the safety and tolerability of the VEGF Trap in patients with wet AMD. In “Part A” of this trial, patients are receiving a single dose of the VEGF Trap delivered by intravitreal injection into the eye, after which they are being evaluated for three months to measure the durability of effects and provide guidance for dosing regimens to be used in future trials. Following the initial phase of the trial, “Part B” will be conducted, in which the safety and tolerability of a single intravitreal injection of the VEGF Trap will be further evaluated compared with an approved treatment for wet AMD.

A Phase 1 clinical trial of the VEGF Trap delivered systemically in patients with advanced wet AMD was completed in 2004, and the results of this study were discussed at the Retinal Society Meeting in September 2005. The trial successfully met its pre-specified efficacy endpoint as preliminary results from the trial indicated that the VEGF Trap demonstrated a statistically significant decrease in excess retinal thickness in treated patients, which increased in both magnitude and duration with higher doses. The trial results also showed that the VEGF Trap caused a dose-dependent increase in blood pressure (hypertension), which appears to be a “class-effect” of systemically administered anti-VEGF agents. Further clinical development using systemic delivery of the VEGF Trap for eye diseases is not currently planned.

•	INTERLEUKIN-1 TRAP (IL-1 Trap): Protein-based product candidate designed to bind the interleukin-1 (called IL-1) cytokine and prevent its interaction with cell surface receptors. IL-1 may play an important role in a number of rheumatological and other diseases and disorders, including diseases associated with inflammation in blood vessels.

In earlier human clinical trials, the IL-1 Trap demonstrated evidence of clinical activity and safety in patients who received weekly injections for extended periods of time. In these trials, patients experienced statistically significant reductions in their levels of C-reactive protein (CRP) levels, a marker of inflammation, and the improvements in CRP levels demonstrated a clear dose response to the IL-1 Trap. The IL-1 Trap was generally well tolerated and no serious drug-related adverse events were reported. In November 2005, at the American Heart Association Scientific Sessions, we will report positive preliminary data from a pilot study indicating that the IL-1 Trap provided prolonged suppression of CRP in otherwise healthy adults.

In the fourth quarter of 2004, we initiated a pilot study of the IL-1 Trap in patients with CIAS1-Associated Periodic Syndrome (CAPS), a spectrum of rare diseases associated with mutations in the CIAS1 gene. IL-1 appears to play a significant role in these diseases and, in December 2004, the FDA granted orphan drug status to the IL-1 Trap for the treatment of CAPS. In June 2005, we reported positive preliminary results from this ongoing study in CAPS. We are currently in discussions with the FDA to finalize the design of a pivotal registration study, which is planned to begin by the end of the year.

We believe blocking IL-1 could also be useful in a number of other potential indications where inflammation plays a role. Examples include systemic-onset juvenile idiopathic arthritis (SoJIA) and polymyalgia rheumatica (PMR). Earlier this year, we initiated a proof-of-concept study of the IL-1 Trap in PMR. Later this year, we plan to initiate a proof-of-concept study in SoJIA. The Company does not currently plan to conduct any further studies of the IL-1 Trap in adult rheumatoid arthritis or osteoarthritis.

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
     In addition to our clinical programs, we have research programs focused on angiogenesis, inflammatory conditions, muscle atrophy, and other diseases and disorders. We also use our Velocigene® and Trap technology platforms to discover and develop new product candidates and are developing our VelocimmuneTM platform to create fully human, therapeutic antibodies.
     In June 2005, we and The Procter & Gamble Company amended our Focused Collaboration Agreement entered into as of December 31, 2000. Under the terms of the modified agreement, the two companies agreed that the research activities being pursued under the collaboration agreement were completed on June 30, 2005, six months prior to the December 31, 2005 expiration date in the original agreement. Procter & Gamble agreed to make a one-time $5.6 million payment to Regeneron, which was received in July 2005, and to fund Regeneron’s research for the second quarter of 2005 under the terms of the collaboration agreement. We agreed to pay Procter & Gamble $950,000 to acquire certain capital equipment located at our facilities. We and Procter & Gamble divided rights to research programs and preclinical product candidates that were developed during the research term of the collaboration. Neither party has the right to participate in the development or commercialization of the other party’s product candidates. We are entitled to receive royalties based on any future product sales of a Procter & Gamble preclinical candidate arising from the collaboration. Neither party is entitled to receive either royalties or other payments based on any other products arising from the collaboration.
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

     From inception on January 8, 1988 through September 30, 2005, we had a cumulative loss of $555.6 million. In the absence of revenues from the commercialization of our product candidates or other sources, the amount, timing, nature, or source of which cannot be predicted, our losses will continue as we conduct our research and development activities. We expect to incur substantial losses over the next several years as we continue the clinical development of the VEGF Trap and IL-1 Trap; advance new product candidates into clinical development from our existing research programs; continue our research and development programs; and commercialize product candidates that receive regulatory approval, if any.
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
     The planning, execution, and results of our clinical programs are significant factors that can affect our operating and financial results. In our clinical programs, 2005 clinical events and plans for the period through 2006 are as follows:

Product Candidate		2005 Events to Date		4Q 2005 and 2006 Plans
VEGF Trap - Oncology	•	The sanofi-aventis Group reaffirmed their commitment to the collaborative development of the VEGF Trap in oncology	•	Initiate two additional safety and tolerability studies of the VEGF Trap in combination with standard chemotherapy regimens
	•	Reported positive preliminary results of Phase 1 trial utilizing intravenous injections	•	Initiate three efficacy/safety studies of the VEGF Trap as a single agent in different cancer indications
	•	Initiated three Phase 1 studies of the VEGF Trap in combination with standard chemotherapy regimens	•	Prepare to initiate two efficacy/safety studies of the VEGF Trap in combination with standard chemotherapy regimens in patients with different cancer types

			•	Finalize agreement for CTEP to sponsor up to ten exploratory efficacy/safety studies evaluating the VEGF Trap in a variety of cancer types

Product Candidate		2005 Events to Date		4Q 2005 and 2006 Plans
VEGF Trap – Eye Diseases	•	Reported positive results from Phase 1 trial in patients with wet AMD utilizing subcutaneous injections	•	Initiate Phase 2 clinical trial in eye disease utilizing intravitreal injections

	•	Initiated Phase 1 study in patients with wet AMD utilizing local delivery by intravitreal injections

IL-1 Trap	•	Completed safety and tolerability studies of IL-1 Trap at higher doses	•	Initiate exploratory proof-of-concept trial in SoJIA

	•	Initiated clinical trial in polymyalgia rheumatica (PMR)	•	Complete CAPS proof-of-concept study and commence additional trial in this indication
	•	Successfully completed initial treatment Phase of proof-of-concept study in CAPS

	•	Discontinued development of IL-1 Trap in adult rheumatoid arthritis and osteoarthritis
Accounting for Stock-based Employee Compensation
     Effective January 1, 2005, we adopted the fair value based method of accounting for stock-based employee compensation under the provisions of Statement of Financial Accounting Standards No. (SFAS) 123, Accounting for Stock-Based Compensation, using the modified prospective method as described in SFAS 148, Accounting for Stock-Based Compensation- Transition and Disclosure. As a result, we have begun recognizing expense, in an amount equal to the fair value of share-based payments (including stock option awards) on their date of grant, over the vesting period of the awards. Under the modified prospective method, we recognize compensation expense for (a) all share based payments granted on or after January 1, 2005, (including replacement options granted under our stock option exchange program which concluded on January 5, 2005) and (b) all awards granted to employees prior to January 1, 2005 that were unvested on that date. Prior to the adoption of the fair value method, we accounted for stock-based compensation to employees under the intrinsic value method of accounting set forth in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations. Therefore, compensation expense related to employee stock options was not reflected in operating expenses in any period prior to the first quarter of 2005 and prior period operating results have not been restated. For the three months ended September 30, 2005, non-cash stock-based employee compensation expense related to stock option awards (“Stock Option Expense”) totaled $5.4 million. Stock Option Expense recognized in operating expenses, which includes $0.1 million of Stock Option Expense previously capitalized in inventory, totaled $5.5 million for the three months ended September 30, 2005. For the nine months ended September 30, 2005, Stock Option Expense totaled $16.3 million, of which $16.2 million was recognized in operating expenses and $0.1 million was capitalized in inventory.

Assumptions
     We use the Black-Scholes model to estimate the fair value of each option granted under the Regeneron Pharmaceuticals, Inc. 2000 Long-Term Incentive Plan. Using this model, fair value is calculated based on assumptions with respect to (i) expected volatility of our Common Stock price, (ii) the periods of time over which employees and Board Directors are expected to hold their options prior to exercise (expected lives), (iii) expected dividend yield on our Common Stock, and (iv) risk-free interest rates, which are based on quoted U.S. Treasury rates for securities with maturities approximating the options’ expected lives. Expected volatility has been estimated based on actual movements in our stock price over the most recent historical periods equivalent to the options’ expected lives. Expected lives are principally based on our limited historical exercise experience with option grants with similar exercise prices. The expected dividend yield is zero as we have never paid dividends and do not currently anticipate paying any in the foreseeable future. The following table summarizes the weighted average values of the assumptions we used in computing the fair value of option grants during the three and nine months ended September 30, 2005:

	Three months ended	Nine months ended
	September 30, 2005	September 30, 2005
Expected volatility	70%	75%
Expected lives	5.0 years	6.2 years
Expected dividend yield	0%	0%
Risk-free interest rate	4.00%	3.96%
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
     The discussion of our results of operations for the three and nine months ended September 30, 2005 and 2004 includes certain financial measures that are calculated in a manner different from generally accepted accounting principles (GAAP) and are considered non-GAAP financial measures under United States Securities and Exchange Commission (SEC) rules. These non-GAAP financial measures for the three and nine months ended September 30, 2005 are: (1) pro forma net income and pro forma net income per share (basic and diluted), exclusive of Stock Option Expense and (2) research and development expenses, general and administrative expenses, and contract manufacturing expenses, all exclusive of Stock Option Expense. Our management does not intend that the presentation of non-GAAP financial measures be considered in isolation or as a substitute for results prepared in accordance with GAAP.

     Our management believes that the non-GAAP financial measures described above present helpful information to investors and other users of Regeneron’s financial statements by providing greater transparency about the nature of and trends in our operating expenses and net income and a more useful basis for comparing our operating results for the three and nine months ended September 30, 2005 and 2004. In addition, Regeneron’s management uses non-GAAP financial measures which exclude Stock Option Expense internally for operating, budgeting, and financial planning purposes. In our discussion below we have included tables which provide a reconciliation of the differences between these non-GAAP financial measures and the most directly comparable financial measures calculated and presented in accordance with GAAP.
Three Months Ended September 30, 2005 and 2004
Net Income (Loss):
     Regeneron reported a net loss of $34.7 million, or $0.62 per share (basic and diluted), for the third quarter of 2005 compared with net loss of $11.1 million, or $0.20 per share (basic and diluted), for the third quarter of 2004. Excluding Stock Option Expense, Regeneron had a pro forma net loss of $29.2 million, or $0.52 per share (basic and diluted), in the third quarter of 2005 as follows:
For the three months ended September 30, 2005
(in millions, except per share data)

		Net Loss per Share -
	Net Loss	Basic and Diluted
Net loss, as reported	($34.7)	($0.62)
Add: Stock Option Expense	5.5	0.10

Pro forma net loss, exclusive of Stock Option Expense	($29.2)	($0.52)

Revenues:
     Revenues for the three months ended September 30, 2005 and 2004 consist of the following:

	(In millions)
	2005	2004
Contract research & development revenue
The sanofi-aventis Group	$11.2	$22.1
The Procter & Gamble Company	—	2.8
Other	0.3	0.7

Total contract research & development revenue	11.5	25.6
Contract manufacturing revenue	4.7	10.9

Total revenue	$16.2	$36.5

Our total revenue decreased to $16.2 million in the third quarter of 2005 from $36.5 million in the same period of 2004 due primarily to lower revenues related to our collaboration with sanofi-aventis on the VEGF Trap. Contract research and development revenue, as detailed below, consists partly of reimbursement for research and development expenses and partly of the recognition of revenue related to a non-refundable, up-front payment received from sanofi-aventis in September 2003. Non-refundable, up-front payments are recorded as deferred revenue and recognized ratably over the period over which we are obligated to perform services in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104).
     Contract research & development revenues earned from sanofi-aventis for the three months ended September 30, 2005 and 2004 were as follows:
For the three months ended September 30, 2005
(in millions)

Up-front Payment to Regeneron
	2005 Regeneron		Amount		Total Revenue
	Expense	Total	Recognized	Deferred Revenue at	Recognized
	Reimbursement	Payment	in 2005	September 30, 2005	in 2005
Sanofi-aventis	$8.9	$80.0	$2.3	$58.8	$11.2
For the three months ended September 30, 2004
(in millions)

Up-front Payment to Regeneron
	2004 Regeneron		Amount		Total Revenue
	Expense	Total	Recognized	Deferred Revenue at	Recognized
	Reimbursement	Payment	in 2004	September 30, 2004	in 2004
Sanofi-aventis	$19.4	$80.0	$2.7	$68.2	$22.1
Sanofi-aventis reimbursement of Regeneron VEGF Trap expenses decreased in the third quarter of 2005 from the same period in 2004, primarily due to lower costs in 2005 related to our manufacture of VEGF Trap clinical supplies. We manufactured clinical supplies of VEGF Trap during the third quarter of 2004, but not during the third quarter of 2005.
     Contract manufacturing revenue relates to our long-term agreement with Merck & Co., Inc. to manufacture a vaccine intermediate at our Rensselaer, New York facility. Contract manufacturing revenue decreased to $4.7 million in the third quarter of 2005 from $10.9 million in the same period of 2004 as we shipped less product to Merck. Revenue and the related manufacturing expense are recognized as product is shipped, after acceptance by Merck. Included in contract manufacturing revenue in the third quarter of 2005 and 2004 was $0.5 million and $2.4 million, respectively, of deferred revenue associated with capital improvement reimbursements paid by Merck prior to commencement of production. This deferred revenue is being recognized as product is shipped to Merck based on the total amount of product to be shipped over the term of the agreement. In February 2005, we agreed to extend the manufacturing agreement by one year through October 2006. As a result, we are recognizing the remaining $2.7 million deferred balance as of December 31, 2004 of Merck’s capital improvement reimbursements as revenue as product is shipped to Merck, based upon Merck’s order quantities through October 2006.

Expenses:
     Total operating expenses increased to $50.6 million in the third quarter of 2005 from $46.0 million in the same period of 2004. Operating expenses in the third quarter of 2005 include a total of $5.5 million of Stock Option Expense, as follows:
For the three months ended September 30,
(in millions)

	2005			2004
	Expenses as	Stock Option	Expenses exclusive of	Expenses as
Expenses	Reported	Expense	Stock Option Expense	Reported
Research and development	$41.1	$3.3	$37.8	$32.8
Contract manufacturing	3.3	0.3	3.0	9.0
General and administrative	6.2	1.9	4.3	4.2

Total operating expenses	$50.6	$5.5	$45.1	$46.0

Included in contract manufacturing expenses is $0.1 million of Stock Option Expense that was previously capitalized into inventory. Stock Option Expense was not included in operating expenses in the third quarter of 2004, as reported in our Statement of Operations. In the third quarter of 2004, had we adopted the fair value based method of accounting for stock-based employee compensation under the provisions of SFAS 123, Stock Option Expense would have totaled $8.0 million. The decrease in total Stock Option Expense of $2.6 million (which excludes the amount previously capitalized into inventory) in the third quarter of 2005 was partly due to lower exercise prices of annual employee option grants made by us in December 2004 in comparison to the exercise prices of annual grants in recent prior years. Exercise prices of these option grants were generally equal to the fair market value of our Common Stock on the date of grant. The decrease in Stock Option Expense in the third quarter of 2005 was also due, in part, to the exchange of options by eligible employees in connection with our stock option exchange program in January 2005, as the unamortized fair value of the surrendered options on the date of the exchange is being recognized as Stock Option Expense over a longer time period (the vesting period of the replacement options) in accordance with SFAS 123.
Research and Development Expenses:
     Research and development expenses, exclusive of Stock Option Expense, increased to $37.8 million in the third quarter of 2005 from $32.8 million in the same period of 2004. The following table summarizes the major categories of our research and development expenses for the three months ended September 30, 2005 and 2004:

For the three months ended September 30,
(in millions)

	2005			2004
	Expenses as	Stock Option	Expenses exclusive of	Expenses as
Research and development expenses	Reported	Expense	Stock Option Expense	Reported (2)
Payroll and benefits	$14.3	$2.9	$11.4	$10.8
Clinical trial expenses	7.5	—	7.5	2.3
Clinical manufacturing costs (1)	8.8	0.4	8.4	7.7
Research and preclinical development costs	4.9	—	4.9	6.7
Occupancy and other operating costs	5.6	—	5.6	5.3

Total research and development	$41.1	$3.3	$37.8	$32.8

(1)	Represents the full cost of manufacturing drug for use in research, preclinical development and clinical trials, including related payroll and benefits, manufacturing materials and supplies, depreciation, and occupancy costs of our Rensselaer manufacturing facility.

(2)	In 2004, research and development expenses as reported in our Statement of Operations did not include Stock Option Expense.
     Payroll and benefits, exclusive of Stock Option Expense, increased $0.6 million in the third quarter of 2005 compared to the same period in 2004 as we added research and development personnel to support our clinical and research programs, especially for the VEGF Trap and IL-1 Trap. Clinical trial expenses increased $5.2 million in the third quarter of 2005 compared to the same period in 2004 due primarily to higher IL-1 Trap costs associated with commencing clinical studies in new indications and discontinuing the Phase 2b study in adult rheumatoid arthritis. Clinical manufacturing costs, exclusive of Stock Option Expense, increased $0.7 million in the third quarter of 2005 compared to the same period in 2004 as higher costs in 2005 related to manufacturing clinical supplies of IL-1 Trap were partly offset by lower costs related to manufacturing clinical supplies of VEGF Trap. Research and preclinical development costs decreased by $1.8 million in the third quarter of 2005 compared to the same period in 2004, due primarily to lower preclinical VEGF Trap development costs and other discovery research expenses in 2005. Occupancy and other operating costs increased by $0.3 million in the third quarter of 2005 compared to the same period in 2004.
Contract Manufacturing Expenses:
     Contract manufacturing expenses, exclusive of Stock Option Expense, decreased to $3.0 million in the third quarter of 2005 compared to $9.0 million in the same period of 2004, primarily because we shipped less product to Merck.
General and Administrative Expenses:
     General and administrative expenses, exclusive of Stock Option Expense, increased slightly to $4.3 million in the third quarter of 2005 from $4.2 million in the same period of 2004.
Other Income and Expense:
     Investment income increased to $2.7 million in the third quarter of 2005 from $1.4 million in the same period of 2004 due primarily to higher effective interest rates on investment securities in 2005. Interest expense was $3.0 million for both the third quarter of 2005 and 2004. Interest expense is attributable primarily to $200.0 million of convertible notes issued in October 2001, which mature in 2008 and bear interest at 5.5% per annum.
Nine Months Ended September 30, 2005 and 2004
Net Income (Loss):
     Regeneron reported a net loss of $65.8 million, or $1.18 per share (basic and diluted) for the first nine months of 2005 compared with net income of $38.9 million, or $0.70 per basic share and $0.69 per diluted share, for the same period of 2004. Excluding Stock Option Expense, Regeneron had a pro forma net loss of $49.6 million, or $0.89 per share (basic and diluted), in the first nine months of 2005 as follows:
For the nine months ended September 30, 2005
(in millions, except per share data)

		Net Loss per Share -
	Net Loss	Basic and Diluted
Net loss, as reported	($65.8)	($1.18)
Add: Stock Option Expense	16.2	0.29

Pro forma net loss, exclusive of Stock Option Expense	($49.6)	($0.89)

Revenues:
     Revenues for the nine months ended September 30, 2005 and 2004 consist of the following:

	(In millions)
	2005	2004
Contract research & development revenue
Sanofi-aventis	$30.4	$62.0
Novartis Pharma AG	—	22.1
Procter & Gamble	6.0	8.1
Other	2.2	2.2

Total contract research & development revenue	38.6	94.4
Research progress payment	—	17.8
Contract manufacturing revenue	10.2	14.8

Total revenue	$48.8	$127.0

Our total revenue decreased to $48.8 million in the first nine months of 2005 from $127.0 million in the same period of 2004 due primarily to lower revenues related to our collaboration with sanofi-aventis on the VEGF Trap and the absence in the 2005 period of revenues related to our collaboration with Novartis on the IL-1 Trap which ended in 2004. Collaboration revenue earned from sanofi-aventis and Novartis is comprised of contract research and development revenue and research progress payments. Contract research and development revenue, as detailed below, consists partly of reimbursement for research and development expenses and partly of the recognition of revenue related to non-refundable, up-front payments. Non-refundable, up-front payments are recorded as deferred revenue and recognized ratably over the period over which we are obligated to perform services in accordance with SAB 104.

     Contract research & development revenues earned from sanofi-aventis and Novartis for the nine months ended September 30, 2005 and 2004 were as follows:
For the nine months ended September 30, 2005
(in millions)

		Up-front Payment to Regeneron
	2005 Regeneron				Total Revenue
	Expense	Total	Amount Recognized	Deferred Revenue at	Recognized
	Reimbursement	Payment	in 2005	September 30, 2005	in 2005
Sanofi-aventis	$23.4	$80.0	$7.0	$58.8	$30.4

For the nine months ended September 30, 2004

(in millions)

		Up-front Payment to Regeneron
	2004 Regeneron				Total Revenue
	Expense	Total	Amount Recognized	Deferred Revenue at	Recognized
	Reimbursement	Payment	in 2004	September 30, 2004	in 2004
Sanofi-aventis	$53.8	$ 80.0	$ 8.2	$68.2	$62.0
Novartis	—	27.0	22.1	—	22.1

Total	$53.8	$107.0	$30.3	$68.2	$84.1

Sanofi-aventis reimbursement of Regeneron VEGF Trap expenses decreased in the first nine months of 2005 from the same period in 2004, primarily due to lower costs in 2005 related to our manufacture of VEGF Trap clinical supplies. We manufactured clinical supplies of VEGF Trap during the first nine months of 2004, but not during the first nine months of 2005. In the first quarter of 2004, Novartis provided notice of its intention not to proceed with the joint development of the IL-1 Trap and the remaining balance of the $27.0 million up-front payment received from Novartis in March 2003 was recognized as contract research and development revenue. Since the first quarter of 2004, we have not received, and do not expect to receive, any further contract research and development revenue from Novartis.
     In March 2004, Novartis forgave all of its outstanding loans, including interest, to us, totaling $17.8 million, based upon our achievement of a pre-defined IL-1 Trap development milestone, which was recognized as a research progress payment.
     Contract manufacturing revenue decreased to $10.2 million in the first nine months of 2005 from $14.8 million in the same period of 2004 as we shipped less product to Merck in 2005. Included in contract manufacturing revenue in both the first nine months of 2005 and 2004 was $1.1 million and $3.0 million, respectively, of deferred revenue associated with capital improvement reimbursements paid by Merck prior to commencement of production. This deferred revenue is being recognized as product is shipped to Merck based on the total amount of product to be shipped over the term of the agreement.
Expenses:
     Total operating expenses increased to $143.7 million in the first nine months of 2005 from $125.2 million in the same period of 2004. Operating expenses in the first nine months of 2005 include a total of $16.2 million of Stock Option Expense, as follows:

For the nine months ended September 30,
(in millions)

	2005			2004
	Expenses as	Stock Option	Expenses exclusive of	Expenses as
Expenses	Reported	Expense	Stock Option Expense	Reported
Research and development	$117.7	$10.1	$107.6	$101.3
Contract manufacturing	7.4	0.3	7.1	11.7
General and administrative	18.6	5.8	12.8	12.2

Total operating expenses	$143.7	$16.2	$127.5	$125.2

In addition, $0.1 million of Stock Option Expense was capitalized in inventory, for a total of $16.3 million of Stock Option Expense recognized in the first nine months of 2005. Stock Option Expense was not included in operating expenses in the first nine months of 2004, as reported in our Statement of Operations. In the first nine months of 2004, had we adopted the fair value based method of accounting for stock-based employee compensation under the provisions of SFAS 123, Stock Option Expense would have totaled $25.5 million. The decrease in total Stock Option Expense of $9.2 million in the first nine months of 2005 was partly due to lower exercise prices of annual employee option grants made by us in December 2004 in comparison to the exercise prices of annual grants in recent prior years. Exercise prices of these option grants were generally equal to the fair market value of our Common Stock on the date of grant. The decrease in Stock Option Expense in the first nine months of 2005 was also due, in part, to the exchange of options by eligible employees in connection with our stock option exchange program in January 2005, as the unamortized fair value of the surrendered options on the date of the exchange is being recognized as Stock Option Expense over a longer time period (the vesting period of the replacement options) in accordance with SFAS 123.
Research and Development Expenses:
     Research and development expenses, exclusive of Stock Option Expense, increased to $107.6 million in the first nine months of 2005 from $101.3 million in the same period of 2004. The following table summarizes the major categories of our research and development expenses for the nine months ended September 30, 2005 and 2004:
For the nine months ended September 30,
(in millions)

	2005			2004
	Expenses as	Stock Option	Expenses exclusive of	Expenses as
Research and development expenses	Reported	Expense	Stock Option Expense	Reported (2)
Payroll and benefits	$42.7	$8.9	$33.8	$31.7
Clinical trial expenses	16.1	—	16.1	8.1
Clinical manufacturing costs (1)	26.0	1.2	24.8	26.6
Research and preclinical development costs	15.7	—	15.7	18.4
Occupancy and other operating costs	17.2	—	17.2	16.5

Total research and development	$117.7	$10.1	$107.6	$101.3

(1)	Represents the full cost of manufacturing drug for use in research, preclinical development and clinical trials, including related payroll and benefits, manufacturing materials and supplies, depreciation, and occupancy costs of our Rensselaer manufacturing facility.

(2)	In 2004, research and development expenses as reported in our Statement of Operations did not include Stock Option Expense.

     Payroll and benefits, exclusive of Stock Option Expense, increased $2.1 million in the first nine months of 2005 compared to the same period in 2004 as we added research and development personnel to support our clinical and research programs, especially for the VEGF Trap and IL-1 Trap. Clinical trial expenses increased $8.0 million in the first nine months of 2005 compared to the same period in 2004 due primarily to higher IL-1 Trap costs associated with commencing clinical studies in new indications and discontinuing the Phase 2b study in adult rheumatoid arthritis. Clinical manufacturing costs, exclusive of Stock Option Expense, decreased $1.8 million in the first nine months of 2005 compared to the same period in 2004 as lower costs in 2005 related to manufacturing clinical supplies of VEGF Trap and IL-4/13 Trap were partly offset by higher costs related to manufacturing clinical supplies of IL-1 Trap. Research and preclinical development costs decreased by $2.7 million in the first nine months of 2005 compared to the same period in 2004 due primarily to lower preclinical VEGF Trap development costs and other basic discovery expenses in 2005. Occupancy and other operating costs increased by $0.7 million in the first nine months of 2005 compared to the same period in 2004 due primarily to higher costs for utilities, taxes, and operating expenses associated with our leased research facilities in Tarrytown, New York.
Contract Manufacturing Expenses:
     Contract manufacturing expenses, exclusive of Stock Option Expense, decreased to $7.1 million in the first nine months of 2005 from $11.7 million in the same period of 2004, primarily because we shipped less product to Merck in 2005.
General and Administrative Expenses:
     General and administrative expenses, exclusive of Stock Option Expense, increased to $12.8 million in the first nine months of 2005 from $12.2 million in the same period of 2004 due primarily to higher administrative personnel and facility costs.
Other Income and Expense:
     In June 2005, we and Procter & Gamble amended our collaboration agreement and agreed that the research activities of both companies under the collaboration agreement were completed. In connection with the amendment, Procter & Gamble made a one-time $5.6 million payment to us, which we recognized as other contract income in the second quarter of 2005. In January 2005, we and sanofi-aventis amended our collaboration agreement to exclude rights to develop and commercialization the VEGF Trap for eye diseases through local delivery systems. In connection with the amendment, sanofi-aventis made a one-time $25.0 million payment to us, which was recognized as other contract income in the first quarter of 2005. In the first quarter of 2004, Novartis notified us of its decision to forgo its right under the collaboration to jointly develop the IL-1 Trap and paid us $42.75 million to satisfy its obligation to fund development costs for the IL-1 Trap for the nine-month period following its notification and for the two months prior to that notice. The one-time $42.75 million payment was included in other contract income in the first quarter of 2004.
     Investment income increased to $7.5 million in the first nine months of 2005 from $3.6 million in the same period of 2004 due primarily to higher effective interest rates on investment securities in 2005. Interest expense decreased slightly to $9.0 million in the first nine months of 2005 from $9.2 million in the same period of 2004. Interest expense is attributable primarily to $200.0 million of convertible notes issued in October 2001, which mature in 2008 and bear interest at 5.5% per annum.
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
Change in Classification
     We have revised the classification of our investments in auction rate securities from cash and cash equivalents to short-term investments in our previously issued financial statements. Auction rate securities are securities that have stated maturities beyond three months, but are priced and traded as short-term investments due to the liquidity provided through the auction mechanism that generally resets interest rates every 28 or 35 days. The change in classification resulted in a decrease in cash and cash equivalents and corresponding increase in short-term marketable securities at each balance sheet date. In addition, we revised our statements of cash flows to reflect the purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. This change in classification had no impact on our previously reported current assets, net income (loss), or cash flows from operations. We held no auction rate securities at September 30, 2005.
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
(in millions)

	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004	2003
As originally reported:
Cash flows provided by (used in) investing activities	$70.2	$1.2	($12.1)	($4.6)	($63.8)

Revised to reflect auction rate securities as short-term investments:
Cash flows provided by (used in) investing activities	$73.2	$4.2	($ 4.7)	$10.2	($49.6)
These revised amounts, as applicable, are reflected in this Quarterly Report on Form 10-Q for the period ended September 30, 2005, and will be included in our Annual Report on Form 10-K for the year ended December 31, 2005.
Nine Months Ended September 30, 2005 and 2004
Cash Provided by (Used in) Operations:
     At September 30, 2005, we had $333.6 million in cash, cash equivalents, and marketable securities compared with $348.9 million at December 31, 2004. In January 2005, we received two $25.0 million payments from sanofi-aventis. One payment was related to a VEGF Trap clinical milestone that was earned in December 2004. The second payment related to changes to our collaboration agreement with sanofi-aventis that were made in January 2005.
     In the first nine months of 2005, our net loss was $65.8 million but cash used in our operations was $10.4 million, principally due to receipts during this period from sanofi-aventis for (i) reimbursement of VEGF Trap development expenses incurred by us and (ii) the $25.0 million clinical milestone payment earned in December 2004. In addition, our net loss in the first nine months of 2005 included $17.6 million of non-cash stock-based employee compensation costs, of which $16.2 million represents Stock Option Expense resulting from our adoption of SFAS 123 in January 2005. In the first nine months of 2004, our net income was $38.9 million but we used $4.7 million of cash in operations. The difference between net income and cash usage was primarily due to the recognition of $39.9 million of non-cash deferred and research progress payment revenue pursuant to our collaboration agreement with Novartis.
Cash Provided by Investing Activities:
     In the first nine months of 2005, net cash provided by investing activities was $90.2 million compared to net cash used by investing activities of $4.7 million for the same period in 2004. The increase in net cash provided in 2005 was due to a decrease in purchases of marketable securities, net of sales and maturities. In the first nine months of 2005, sales or maturities of marketable securities exceeded purchases by $94.8 million, whereas in the first nine months of 2004, sales or maturities of marketable securities were offset by purchases.

Cash Provided by Financing Activities:
     Cash provided by financing activities decreased to $1.1 million in the first nine months of 2005 from $3.6 million in the same period in 2004 due primarily to 2004 borrowings under a loan from Novartis. In accordance with our collaboration agreement with Novartis, we elected to fund our share of 2003 IL-1 Trap development expenses through a loan that was forgiven by Novartis in March 2004 upon our achievement of a pre-defined IL-1 Trap development milestone. In the first quarter of 2004, we drew $3.8 million, excluding interest, against this loan facility for expenses incurred during 2003.
The sanofi-aventis Group Agreement:
     In January 2005, we and sanofi-aventis amended our collaboration agreement to exclude rights to develop and commercialize the VEGF Trap for eye diseases through local delivery systems. In connection with this amendment, sanofi-aventis made a one-time $25.0 million payment to us. Under the collaboration agreement, as amended, we and sanofi-aventis will share co-promotion rights for and profits on sales, if any, of the VEGF Trap for disease indications included in our collaboration. We will manufacture clinical supplies of the VEGF Trap at our plant in Rensselaer, New York and sanofi-aventis is responsible for providing commercial scale manufacturing capacity for the VEGF Trap.
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
Capital Expenditures:
     Our additions to property, plant, and equipment totaled $4.3 million and $4.7 million for the first nine months of 2005 and 2004, respectively. During the remainder of 2005, we expect to incur approximately $1 million to $2 million in capital expenditures which will primarily consist of equipment for our manufacturing, research, and development activities.
Severance Costs:
     In September 2005, we announced plans to reduce our workforce from 730 to approximately 565 by the end of 2006. The workforce reduction results from plans to narrow the focus of our research and development efforts, substantial improvements in manufacturing productivity, the recent expiration of our collaboration with Procter & Gamble, and the expected completion of contract manufacturing for Merck in late 2006. The majority of the headcount reduction will occur by the end of 2005, with the remainder planned for 2006 following the completion of our contract manufacturing activities for Merck.
     Details of the workforce reduction plan and related severance benefits were communicated to employees in October 2005. We estimate that costs associated with the workforce reduction, which will be comprised principally of severance payments and related payroll taxes, employee benefits, and outplacement services, will total between $2.5 million and $3.0 million, the substantial majority of which will be cash expenditures. These costs will be accounted for in accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. We did not recognize costs associated with the workforce reduction in the quarter ended September 30, 2005. We expect to incur between $1.8 million and $2.0 million of these workforce reduction costs in the fourth quarter of 2005 and the remainder in 2006.
Funding Requirements:
     We expect to continue to incur substantial funding requirements primarily for research and development activities (including preclinical and clinical testing). We currently anticipate that for all of 2005, approximately 55%-60% of our expenditures will be directed toward the preclinical and clinical development of product candidates, including the VEGF Trap for oncology, VEGF Trap for eye diseases, IL-1 Trap, and IL-4/13 Trap; approximately 20%-25% of our expenditures will be applied to our basic research activities and the continued development of our novel technology platforms; and the remainder of our expenditures for 2005 will be used for capital expenditures and general corporate purposes.
     The amount we need to fund operations will depend on various factors, including the status of competitive products, the success of our research and development programs, the potential future need to expand our professional and support staff and facilities, the status of patents and other intellectual property rights, the delay or failure of a clinical trial of any of our potential drug candidates, and the continuation, extent, and success of our collaboration with sanofi-aventis. Clinical trial costs are dependent, among other things, on the size and duration of trials, fees charged for services provided by clinical trial investigators and other third parties, the costs for manufacturing the product candidate for use in the trials, supplies, laboratory tests, and other expenses. The amount of funding that will be required for our clinical programs depends upon the results of our research and preclinical programs and early-stage clinical trials, regulatory requirements, the clinical trials underway plus additional clinical trials that we decide to initiate, and the various factors that affect the cost of each trial as described above. In the future, if we are able to successfully develop, market, and sell certain of our product candidates, we may be required to pay royalties or otherwise share the profits generated on such sales in connection with our collaboration and licensing agreements.
     Also, under the terms of the sanofi-aventis collaboration agreement, if the collaboration becomes profitable, we will reimburse sanofi-aventis for 50% of the VEGF Trap development expenses, as previously described above under “The sanofi-aventis Group Agreement”. Sanofi-aventis has the right to terminate the agreement without cause with at least twelve months advance notice. Upon termination of the agreement for any reason, any remaining obligation to reimburse sanofi-aventis for 50% of the VEGF Trap development expenses will terminate and we will retain all rights to the VEGF Trap.
     We expect that expenses related to the filing, prosecution, defense, and enforcement of patent and other intellectual property claims will continue to be substantial as a result of patent filings and prosecutions in the United States and foreign countries.
     We believe that our existing capital resources will enable us to meet operating needs through at least mid-2008. However, this is a forward-looking statement based on our current operating plan, and there may be a change in projected revenues or expenses that would lead to our capital being consumed significantly before such time. If there is insufficient capital to fund all of our planned operations and activities, we believe we would prioritize available capital to fund preclinical and clinical development of our product candidates. We have no off-balance sheet arrangements and do not guarantee the obligations of any other entity. As of September 30, 2005, we had no established banking arrangements through which we could obtain short-term financing or a line of credit. In the event we need additional financing for the operation of our business, we will consider collaborative arrangements and additional public or private financing, including additional equity financing. In January 2005, we filed a shelf registration statement on Form S-3 to sell, in one or more offerings, up to $200.0 million of equity or debt securities, together or separately, which registration statement was declared effective in February 2005. However, there is no assurance that we will be able to complete any such offerings of securities. Factors influencing the availability of additional financing include our progress in product development, investor perception of our prospects, and the general condition of the financial markets. We may not be able to secure the necessary funding through new collaborative arrangements or additional public or private offerings. If we cannot raise adequate funds to satisfy our capital requirements, we may have to delay, scale-back, or eliminate certain of our research and development activities or future operations. This could harm our business.
Critical Accounting Policies and Significant Judgments and Estimates
     During the nine months ended September 30, 2005, there were no changes to our critical accounting policies and significant judgments and estimates, as described in our Annual Report on Form 10-K for the year ended December 31, 2004.
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
     In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. SFAS 154 replaces APB Opinion No. 20, Accounting Changes, and SFAS 3, Reporting Accounting Changes in Interim Financial Statements, and requires retrospective application to prior-period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of a change. SFAS 154 also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We are required to adopt the provisions of SFAS 154, as applicable, effective for the fiscal year beginning January 1, 2006.
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
     From inception on January 8, 1988 through September 30, 2005, we had a cumulative loss of $555.6 million. If we continue to incur operating losses and fail to become a profitable company, we may be unable to continue our operations. We have no products that are available for sale and do not know when we will have products available for sale, if ever. In the absence of revenue from the sale of products or other sources, the amount, timing, nature or source of which cannot be predicted, our losses will continue as we conduct our research and development activities. We currently receive contract manufacturing revenue from our agreement with Merck and, until June 30, 2005, we received contract research and development revenue from our agreement with Procter & Gamble. Our agreement with Procter & Gamble expired in June 2005 and our agreement with Merck will expire before the end of 2006. The expiration of these agreements results in a significant loss of revenue to the Company
We will need additional funding in the future, which may not be available to us, and which may force us to delay, reduce or eliminate our product development programs or commercialization efforts.
     We will need to expend substantial resources for research and development, including costs associated with clinical testing of our product candidates. We believe our existing capital resources will enable us to meet operating needs through at least mid-2008; however, our projected revenue may decrease or our expenses may increase and that would lead to our capital being consumed significantly before such time. We will likely require additional financing in the future and we may not be able to raise such additional funds. If we are able to obtain additional financing through the sale of equity or convertible debt securities, such sales may be dilutive to our shareholders. Debt financing arrangements may require us to pledge certain assets or enter into covenants that would restrict our business activities or our ability to incur further indebtedness and may contain other terms that are not favorable to our shareholders. If we are unable to raise sufficient funds to complete the development of our product candidates, we may face delay, reduction or elimination of our research and development programs or preclinical or clinical trials, in which case our business, financial condition or results of operations may be materially harmed.
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
     We have adopted, effective January 1, 2005, the fair value based method of accounting for stock-based employee compensation under the provisions of SFAS 123, Accounting for Stock Based Compensation, using the modified prospective method as described in SFAS 148, Accounting for Stock Based Compensation – Transition and Disclosure. As a result, we have begun recognizing expense in an amount equal to the fair value of share-based payments (including stock option awards) on their date of grant over the vesting period of the awards. Although the impact of adopting SFAS 123 has not been quantified for the full year 2005, in the first nine months of 2005, non-cash stock-based employee compensation expense of $16.2 million related to stock options awards was recognized in operating expenses in our Statement of Operations, which decreased our basic net loss per share by $0.29 per share. Also, if we had adopted SFAS 123 effective January 1, 2004, our net income for the full year 2004 would have decreased by approximately $33.6 million and our basic and diluted net income per share in 2004 would have been $0.15 per share instead of $0.75 per share (basic) and $0.74 per share (diluted).
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
     Only a small minority of all research and development programs ultimately result in commercially successful drugs. We have never developed a drug that has been approved for marketing and sale, and we may never succeed in developing an approved drug. Even if clinical trials demonstrate safety and effectiveness of any of our product candidates for a specific disease and the necessary regulatory approvals are obtained, the commercial success of any of our product candidates will depend upon their acceptance by patients, the medical community, and third-party payers and on our partners’ ability to successfully manufacture and commercialize our product candidates. Our product candidates are delivered either by intravenous infusion or by intravitreal or subcutaneous injections, which are generally less well received by patients than tablet or capsule delivery. If our products are not successfully commercialized, we will not be able to recover the significant investment we have made in developing such products and our business would be severely harmed.
     We intend to study our lead product candidates, the VEGF Trap and IL-1 Trap, in a wide variety of indications. We intend to study the VEGF Trap in a variety of cancer settings and ophthalmologic indications and the IL-1 Trap in a wide variety of inflammatory disorders. Most of these current trials are exploratory studies designed to identify what diseases and uses, if any, are best suited for our product candidates. It is likely that our product candidates will not demonstrate the requisite efficacy and/or safety profile to support continued development for most of the indications that are to be studied. In fact, our product candidates may not demonstrate the requisite efficacy and safety profile to support the continued development for any of the indications or uses.
Clinical trials required for our product candidates are expensive and time-consuming, and their outcome is highly uncertain. If any of our drug trials are delayed or achieve unfavorable results, we will have to delay or may be unable to obtain regulatory approval for our product candidates.
     We must conduct extensive testing of our product candidates before we can obtain regulatory approval to market and sell them. We need to conduct both preclinical animal testing and human clinical trials. Conducting these trials is a lengthy, time-consuming, and expensive process. These tests and trials may not achieve favorable results for many reasons, including, among others, failure of the product candidate to demonstrate safety or efficacy, the development of serious or life-threatening adverse events (or side effects) caused by or connected with exposure to the product candidate, difficulty in enrolling and maintaining subjects in the clinical trial, lack of sufficient supplies of the product candidate, and the failure of clinical investigators, trial monitors and other consultants, or trial subjects to comply with the trial plan or protocol. A clinical trial may fail because it did not include a sufficient number of patients to detect the endpoint being measured or reach statistical significance. A clinical trial may also fail because the dose(s) of the investigational drug included in the trial were either too low or too high to determine the optimal effect of the investigational drug in the disease setting. For example, we are studying higher doses of the IL-1 Trap in different diseases after a phase 2 trial using lower doses of the IL-1 Trap in subjects with rheumatoid arthritis failed to achieve its primary endpoint.
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
     Although the IL-1 Trap was generally well tolerated and was not associated with any drug-related serious adverse events in the phase 2 rheumatoid arthritis study completed in 2003, safety or tolerability concerns may arise as we test higher doses of the IL-1 Trap in patients with other inflammatory diseases and disorders. Like TNF-antagonists such as Enbrel® (a registered trademark of Amgen) and Remicade® (a registered trademark of Centocor), the IL-1 Trap affects the immune defense system of the body by blocking some of its functions. Therefore, there may be an increased risk for infections to develop in patients treated with the IL-1 Trap. In addition, patients given infusions of the IL-1 Trap have developed hypersensitivity reactions, referred to as infusion reactions. These and other complications or side effects could harm the development of the IL-1 Trap.

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
     Our business requires using sensitive and proprietary technology and other information that we protect as trade secrets. We seek to prevent improper disclosure of these trade secrets through confidentiality agreements. If our trade secrets are improperly exposed, either by our own employees or our collaborators, it would help our competitors and adversely affect our business. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our rights are covered by valid and enforceable patents or are effectively maintained as trade secrets. The patent position of biotechnology companies involves complex legal and factual questions and, therefore, enforceability cannot be predicted with certainty. Our patents may be challenged, invalidated, or circumvented. Patent applications filed outside the United States may be challenged by third parties who file an opposition. Such opposition proceedings are increasingly common in the European Union and are costly to defend. We have patent applications that are being opposed and it is likely that we will need to defend additional patent applications in the future. Our patent rights may not provide us with a proprietary position or competitive advantages against competitors. Furthermore, even if the outcome is favorable to us, the enforcement of our intellectual property rights can be extremely expensive and time consuming.
We may be restricted in our development and/or commercialization activities by, and could be subject to damage awards if we are found to have infringed, third party patents or other proprietary rights.
     Our commercial success depends significantly on our ability to operate without infringing the patents and other proprietary rights of third parties. Other parties may allege that they have blocking patents to our products in clinical development, either because they claim to hold proprietary rights to the composition of a product or the way it is manufactured or used.
     We are aware of patents and pending applications owned by Genentech that claim certain chimeric VEGF receptor compositions. Although we do not believe that the VEGF Trap infringes any valid claim in these patents or patent applications, Genentech could initiate a lawsuit for patent infringement and assert its patents are valid and cover the VEGF Trap. Genentech may be motivated to initiate such a lawsuit at some point in an effort to impair our ability to develop and sell the VEGF Trap, which represents a potential competitive threat to Genentech’s VEGF-binding products and product candidates. An adverse determination by a court in any such potential patent litigation would likely materially harm our business by requiring us to seek a license, which may not be available, or resulting in our inability to manufacture, develop and sell the VEGF Trap or in a damage award.
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
     We rely heavily on sanofi-aventis to assist with the development of the VEGF Trap oncology program. Sanofi-aventis funds all of the development expenses incurred by both companies in connection with the VEGF Trap oncology program. If the VEGF Trap oncology program continues, we will rely on sanofi-aventis to assist with funding the VEGF Trap program, provide commercial manufacturing capacity, enroll and monitor clinical trials, obtain regulatory approval, particularly outside the United States, and provide sales and marketing support. While we cannot assure you that the VEGF Trap will ever be successfully developed and commercialized, if sanofi-aventis does not perform its obligations in a timely manner, or at all, our ability to develop, manufacture, and commercialize the VEGF Trap in cancer indications will be significantly adversely affected. Sanofi-aventis has the right to terminate its collaboration agreement with us at any time upon twelve months advance notice. If sanofi-aventis were to terminate its collaboration agreement with us, we would not have the resources or skills to replace those of our partner, which could cause significant delays in the development and/or manufacture of the VEGF Trap and result in substantial additional costs to us. We have no sales, marketing, or distribution capabilities and would have to develop or outsource these capabilities. Termination of sanofi-aventis collaboration agreement would create substantial new and additional risks to the successful development of the VEGF Trap oncology program.
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
     We have large-scale manufacturing operations in Rensselaer, New York. Under a long-term manufacturing agreement with Merck, which expires in October 2006, we produce an intermediate for a Merck pediatric vaccine at our facility in Rensselaer, New York. We also use our facilities to produce API for our own clinical and preclinical candidates. When we no longer use our facilities to manufacture the Merck intermediate or if clinical candidates are discontinued, we will have to absorb overhead costs and inefficiencies.
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
     We have no sales or distribution personnel or capabilities and have only a small staff with marketing capabilities. If we are unable to obtain those capabilities, either by developing our own organizations or entering into agreements with service providers, we will not be able to successfully sell any products that we may obtain regulatory approval for and bring to market in the future. In that event, we will not be able to generate significant revenue, even if our product candidates are approved. We cannot guarantee that we will be able to hire the qualified sales and marketing personnel we need or that we will be able to enter into marketing or distribution agreements with third-party providers on acceptable terms, if at all. Under the terms of our collaboration agreement with sanofi-aventis, we currently rely on sanofi-aventis for sales, marketing, and distribution of the VEGF Trap in cancer indications, should it be approved in the future by regulatory authorities for marketing. We will have to rely on a third party or devote significant resources to develop our own sales, marketing, and distribution capabilities for our other product candidates, including the VEGF Trap in eye diseases, and we may be unsuccessful in developing our own sales, marketing, and distribution organization.
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
     The market for eye diseases is also very competitive. Eyetech Pharmaceuticals and Pfizer are marketing an approved VEGF inhibitor for age-related macular degeneration (wet AMD). Novartis and Genentech are collaborating on the development of a VEGF antibody fragment for the treatment of wet AMD that is in phase 3 development. In July 2005, Genentech announced positive results from its phase 3 clinical trial of this VEGF inhibitor in patients with wet AMD. In addition, it has been reported that ophthalmologists are using a third-party reformulated version of Genentech’s approved VEGF antagonist, Avastin® (a registered trademark of Genentech) with success for the treatment of wet AMD. The marketing approval of the Eyetech/Pfizer VEGF inhibitor and the potential off-label use of Avastin and approval of the Novartis/Genentech VEGF antibody fragment make it more difficult for us to successfully develop the VEGF Trap in eye diseases. Even if the VEGF Trap is ever approved for sale for the treatment of eye diseases, it will be difficult for our drug to compete against the Eyetech/Pfizer drug and, if approved by the FDA, the Novartis/Genentech phase 3 VEGF inhibitor, because doctors and patients will have significant experience using these medicines. Moreover, the relatively low cost of therapy with Avastin in patients with wet AMD presents a further competitive challenge in this indication.
     The availability of highly effective FDA approved TNF-antagonists such as Enbrel® (a registered trademark of Amgen), Remicade® (a registered trademark of Centocor), and Humira® (a registered trademark of Abbott Laboratories), and the IL-1 receptor antagonist Kineret® (a registered trademark of Amgen), and other marketed therapies makes it more difficult to successfully develop and commercialize the IL-1 Trap. This is one of the reasons we discontinued the development of the IL-1 Trap in adult rheumatoid arthritis. In addition, even if the IL-1 Trap is ever approved for sale, it will be difficult for our drug to compete against these FDA approved TNF-antagonists in indications where both are useful because doctors and patients will have significant experience using these effective medicines. Moreover, in such indications these approved therapeutics may offer competitive advantages over the IL-1 Trap, such as requiring fewer injections.
     There are both small molecules and antibodies in development by third parties that are designed to block the synthesis of interleukin-1 or inhibit the signaling of interleukin-1. For example, Novartis is developing an antibody to interleukin-1 and Amgen is developing an antibody to the interleukin-1 receptor. These drug candidates could offer competitive advantages over the IL-1Trap. The successful development of these competing molecules could delay or impair our ability to successfully develop and commercialize the IL-1 Trap. For example, we may find it difficult to enroll patients in clinical trials for the IL-1 Trap if the companies developing these competing interleukin-1 inhibitors commence clinical trials in the same indications.
     We are developing the IL-1 Trap for the treatment of a spectrum of rare diseases associated with mutations in the CIAS-1 gene. These rare genetic disorders affect a small group of people, estimated to be between several hundred and a few thousand. There may be too few patients with these genetic disorders to profitably commercialize the IL-1 Trap in this indication.
The successful commercialization of our product candidates will depend on obtaining coverage and reimbursement for use of these products from third-party payers.
     Sales of biopharmaceutical products largely depend on the reimbursement of patients’ medical expenses by government health care programs and private health insurers. Without the financial support of the governments or third-party payers, the market for any biopharmaceutical product will be limited. These third-party payers increasingly challenge the price and examine the cost-effectiveness of products and services. Significant uncertainty exists as to the reimbursement status of any new therapeutic, particularly if there exist lower-cost standards of care. Third-party payers may not reimburse sales of our products, which would harm our business.
Risk Related to Employees
We are dependent on our key personnel and if we cannot recruit and retain leaders in our research, development, manufacturing, and commercial organizations, our business will be harmed.
     We are highly dependent on our executive officers. If we are not able to retain any of these persons or our Chairman, our business may suffer. In particular, we depend on the services of Roy Vagelos, M.D., the Chairman of our Board of Directors, Leonard Schleifer, M.D., Ph.D., our President and Chief Executive Officer, George D. Yancopoulos, M.D., Ph.D., our Executive Vice President, Chief Scientific Officer and President, Regeneron Research Laboratories, Murray A. Goldberg, our Senior Vice President, Finance & Administration, Chief Financial Officer, Treasurer, and Assistant Secretary, Neil Stahl, Ph.D., our Senior Vice President, Preclinical Development and Biomolecular Science, and Randall G. Rupp, Ph.D., our Senior Vice President, Manufacturing Operations. There is intense competition in the biotechnology industry for qualified scientists and managerial personnel in the development, manufacture, and commercialization of drugs. We may not be able to continue to attract and retain the qualified personnel necessary for developing our business.
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
     A small number of our shareholders beneficially own a substantial amount of our common stock. As of September 30, 2005, our eight largest shareholders, which include sanofi-aventis and Novartis, beneficially owned 60.1% of our outstanding shares of Common Stock, assuming, in the case of Leonard S. Schleifer, M.D. Ph.D., our Chief Executive Officer, and P. Roy Vagelos, M.D., our Chairman, the conversion of their Class A Stock into Common Stock and the exercise of all options held by them which are exercisable within 60 days of September 30, 2005. As of that date, Novartis owned 7,527,050 shares of Common Stock, representing approximately 14.0% of the shares of Common Stock then outstanding. These shares owned by Novartis are eligible to be sold pursuant to Rule 144(k) under the Securities Act of 1933, as amended, without registration, without regard to the volume, manner-of-sale, or other limitations set forth in Rule 144 under such Act, and without any contractual restrictions on sale. As of September 30, 2005, sanofi-aventis owned 2,799,552 shares of Common Stock, representing approximately 5.2% of the shares of Common Stock then outstanding. Under our stock purchase agreement with sanofi-aventis, through September 5, 2006 sanofi-aventis may sell no more than 250,000 of these shares in any calendar quarter. After September 5, 2006, sanofi-aventis may sell no more than 500,000 shares in any calendar quarter. If Novartis or sanofi-aventis, or our other significant shareholders or we, sell substantial amounts of our Common Stock in the public market, or the perception that such sales may occur exists, the market price of our Common Stock could fall. Sales of Common Stock by our significant shareholders, including sanofi-aventis and Novartis, also might make it more difficult for us to raise funds by selling equity or equity-related securities in the future at a time and price that we deem appropriate.

Our existing shareholders may be able to exert significant influence over matters requiring shareholder approval.
     Holders of Class A Stock, who are generally the shareholders who purchased their stock from us before our initial public offering, are entitled to ten votes per share, while holders of Common Stock are entitled to one vote per share. As of September 30, 2005, holders of Class A Stock held 4.2% of all shares of Common Stock and Class A Stock then outstanding, and had 30.4% of the combined voting power of all of Common Stock and Class A Stock then outstanding. These shareholders, if acting together, would be in a position to significantly influence the election of our directors and to effect or prevent certain corporate transactions that require majority or supermajority approval of the combined classes, including mergers and other business combinations. This may result in our company taking corporate actions that you may not consider to be in your best interest and may affect the price of our Common Stock. As of September 30, 2005:
•	our current officers and directors beneficially owned 13.8% of our outstanding shares of Common Stock, assuming conversion of their Class A Stock into Common Stock and the exercise of all options held by such persons which are exercisable within 60 days of September 30, 2005, and 34.6% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by such persons which are exercisable within 60 days of September 30, 2005; and

•	our eight largest shareholders beneficially owned 60.1% of our outstanding shares of Common Stock assuming, in the case of Leonard S. Schleifer, M.D., Ph.D., our Chief Executive Officer, and P. Roy Vagelos, M.D., our Chairman, the conversion of their Class A Stock into Common Stock and the exercise of all options held by them which are exercisable within 60 days of September 30, 2005. In addition, these eight shareholders held 62.9% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by our Chief Executive Officer and our Chairman which are exercisable within 60 days of September 30, 2005.
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
Item 3. Quantitative and Qualitative Disclosure About Market Risk
     Our earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from our investment of available cash balances in investment grade corporate and U.S. government securities. We do not believe we are materially exposed to changes in interest rates. Under our current policies we do not use interest rate derivative instruments to manage exposure to interest rate changes. We estimated that a one percent change in interest rates would result in an approximately $0.8 million and $1.8 million change in the fair market value of our investment portfolio at September 30, 2005 and 2004, respectively.
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
     There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     On August 2, 2005, the plaintiffs and the Company entered into a Stipulation and Agreement of Settlement settling all claims against the Company in this lawsuit. The settlement requires no payment by the Company or any of the individual defendants named in the lawsuit. The Company’s primary insurance carrier agreed to make the required payment under the settlement, which is in an immaterial amount to the Company. The settlement includes no admission of wrongdoing by the Company or any of the individual defendants. The settlement must be finally approved by the United States District Court for the Southern District of New York following notice and hearing.
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

Item 6. Exhibits
     (a) Exhibits

Exhibit
Number	Description
12.1	— Statement re: computation of ratio of earnings to combined fixed charges.

31.1	— Certification of CEO pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934.

31.2	— Certification of CFO pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934.

32	— Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Regeneron Pharmaceuticals, Inc.

Date: November 4, 2005	By:	/s/ Murray A. Goldberg

Murray A. Goldberg
Senior Vice President, Finance & Administration,
Chief Financial Officer, Treasurer, and
Assistant Secretary