Form 10-K
period 2005-12-31
REGENERON PHARMACEUTICALS INC
filed 2006-02-28
CIK 872589

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $436,098,000, computed by reference to the closing sales price of the stock on NASDAQ on June 30, 2005, the last trading day of the registrant’s most recently completed second fiscal quarter.

The number of shares outstanding of each of the registrant’s classes of common stock as of February 15, 2006:

Class of Common Stock	Number of Shares

Class A Stock, $.001 par value	2,325,973
Common Stock, $.001 par value	54,532,748

DOCUMENTS INCORPORATED BY REFERENCE:

Specified portions of the Registrant’s definitive proxy statement to be filed in connection with solicitation of proxies for its 2006 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K. Exhibit index is located on pages 45 to 48 of this filing.

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

General

Regeneron Pharmaceuticals, Inc. is a biopharmaceutical company that discovers, develops, and intends to commercialize pharmaceutical products for the treatment of serious medical conditions. We are currently focused on three clinical development programs: VEGF Trap in oncology, VEGF Trap eye formulation (VEGF Trap-Eye) in eye diseases using intraocular delivery, and IL-1 Trap in various systemic inflammatory indications. The VEGF Trap oncology development program is being developed jointly with the sanofi-aventis Group under a September 2003 collaboration agreement. Our preclinical research programs are in the areas of oncology and angiogenesis, ophthalmology, metabolic and related diseases, muscle diseases and disorders, inflammation and immune diseases, bone and cartilage, pain, and cardiovascular diseases. We expect that our next generation of product candidates will be based on our proprietary technologies for developing Traps and Human Monoclonal Antibodies. Developing and commercializing new medicines entails significant risk and expense. Since inception we have not generated any sales or profits from the commercialization of any of our product candidates.

Our core business strategy is to maintain a strong foundation in basic scientific research and discovery-enabling technology and combine that foundation with our manufacturing and clinical development capabilities to build a successful, integrated biopharmaceutical company. Our efforts have yielded a diverse pipeline of product candidates that we believe has the potential to address a variety of serious medical conditions. We believe that our ability to develop product candidates is enhanced by the application of our technology platforms. Our discovery platforms are designed to identify specific genes of therapeutic interest for a particular disease or cell type and validate targets through high-throughput production of mammalian models. Our Traps, Human Monoclonal Antibody (VelocImmunetm), and cell line expression technologies may then be utilized to design and produce new product candidates directed against the disease target. We continue to invest in the development of enabling technologies to assist in our efforts to identify, develop, and commercialize new product candidates.

Clinical Programs:

1.  VEGF Trap — Oncology

The VEGF Trap is a protein-based product candidate designed to bind all forms of Vascular Endothelial Growth Factor-A (called VEGF-A, also known as Vascular Permeability Factor or VPF) and the related Placental Growth Factor (called PlGF), and prevent their interaction with cell surface receptors. VEGF-A (and to a less validated degree, PlGF) is required for the growth of new blood vessels that are needed for tumors to grow and is a potent regulator of vascular permeability and leakage. The VEGF Trap is being developed in cancer indications in collaboration with sanofi-aventis, as described in the section below entitled “Collaboration with the sanofi-aventis Group.”

In September 2005, we announced that we and sanofi-aventis were expanding the VEGF Trap oncology program and would initiate trials in various cancer indications. The companies have initiated a single-agent phase 2 study of the VEGF Trap in non-small cell lung adenocarcinoma. Two additional phase 2 single-agent safety/efficacy studies, in advanced ovarian cancer and symptomatic malignant ascites, are planned to begin during the first quarter of 2006. In 2004, the United States Food and Drug Administration (FDA) granted Fast Track designation to the VEGF Trap for the treatment of symptomatic malignant ascites.

The companies plan to conduct three trials using the VEGF Trap in combination with standard chemotherapy regimens; two of which are planned to begin as early as the second half of 2006, assuming successful completion of initial safety and tolerability studies. Three of these safety and tolerability combination studies were initiated in 2005 and two more began in the first quarter of 2006. The companies are also working with the National Cancer Institute (NCI) Cancer Therapeutics Evaluation Program to commence up to ten additional cancer trials in 2006.

Cancer is a heterogeneous set of diseases and one of the leading causes of death in the developed world. A mutation in any one of dozens of normal genes can eventually result in a cell becoming cancerous; however, a common feature of cancer cells is that they need to obtain nutrients and remove waste products, just as normal cells do. The vascular system normally supplies nutrients to and removes waste from normal tissues. Cancer cells can use the vascular system either by taking over preexisting blood vessels or by promoting the growth of new blood vessels (a process known as angiogenesis). VEGF is secreted by many tumors to stimulate the growth of new blood vessels to support the tumor. Countering the effects of VEGF, thereby blocking the blood supply to tumors, has been shown to provide therapeutic benefits. This approach, of inhibiting angiogenesis as a mechanism of action for an oncology medicine, was validated in February 2004, when the FDA approved Genentech, Inc.’s VEGF inhibitor, Avastin®. Avastin is an antibody product designed to inhibit VEGF and interfere with the blood supply to tumors.

Collaboration with the sanofi-aventis Group

In September 2003, we entered into a collaboration agreement with Aventis Pharmaceuticals Inc. (now a member of the sanofi-aventis Group) to collaborate on the development and commercialization of the VEGF Trap in all countries other than Japan, where we retained the exclusive right to develop and commercialize the VEGF Trap. Sanofi-aventis made a non-refundable up-front payment of $80.0 million and purchased 2,799,552 newly issued unregistered shares of our Common Stock for $45.0 million.

In January 2005, we and sanofi-aventis amended the collaboration agreement to exclude from the scope of the collaboration the development and commercialization of the VEGF Trap for intraocular delivery to the eye. In connection with the amendment, sanofi-aventis made a one-time payment to us of $25.0 million in January 2005, of which 50% is repayable to sanofi-aventis following commercialization of the VEGF Trap in accordance with the terms of the amendment.

In December 2005, we and sanofi-aventis amended our collaboration agreement to expand the territory in which the companies are collaborating on the development of the VEGF Trap to include Japan. In connection with this amendment, sanofi-aventis agreed to make a $25.0 million non-refundable up-front payment to us, which was received in January 2006. We may also receive up to $40.0 million in milestone payments upon receipt of marketing approvals in Japan and a royalty of approximately 35% on annual sales of the VEGF Trap in Japan, subject to certain potential adjustments.

Under the collaboration agreement, as amended, we and sanofi-aventis will share co-promotion rights and profits on sales, if any, of the VEGF Trap outside of Japan, for disease indications included in our collaboration. We may also receive up to $400.0 million in additional milestone payments upon receipt of specified marketing approvals, including up to $360.0 million in milestone payments for up to eight VEGF Trap indications in the United States or the European Union. In December 2004, we earned a $25.0 million payment from sanofi-aventis, which was received in January 2005, upon the achievement of an early-stage clinical milestone.

Regeneron has agreed to continue to manufacture clinical supplies of the VEGF Trap at our plant in Rensselaer, New York. Sanofi-aventis has agreed to be responsible for providing commercial scale manufacturing capacity for the VEGF Trap.

Under the collaboration agreement, as amended, agreed upon worldwide development expenses incurred by both companies during the term of the agreement will be funded by sanofi-aventis. If the collaboration becomes profitable, we will be obligated to reimburse sanofi-aventis for 50% of these development expenses, including 50% of the $25.0 million payment received in connection with the January 2005 amendment to our collaboration agreement, in accordance with a formula based on the amount of development expenses and our share of the collaboration profits and Japan royalties, or at a faster rate at our option. Since inception of the collaboration through December 31, 2005, we and sanofi-aventis have incurred $130.5 million in agreed upon development expenses related to the VEGF Trap program. In addition, if the first commercial sale of a VEGF Trap product for intraocular delivery to the eye predates the first commercial sale of a VEGF Trap product under the collaboration by two years, we will begin reimbursing sanofi-aventis for up to $7.5 million of VEGF Trap development expenses in accordance with a formula until the first commercial VEGF Trap sale under the collaboration occurs.

Sanofi-aventis has the right to terminate the agreement without cause with at least twelve months advance notice. Upon termination of the agreement for any reason, any remaining obligation to reimburse sanofi-aventis for 50% of the VEGF Trap development expenses will terminate and we will retain all rights to the VEGF Trap.

2.  VEGF Trap — Eye Diseases

We are developing the VEGF Trap-Eye for the treatment of certain eye diseases. This product candidate has been purified and formulated in concentrations suitable for direct injection into the eye. We retain the exclusive right to develop and commercialize the VEGF Trap-Eye for the treatment of eye diseases utilizing local (intravitreal) delivery to the eye.

In February 2006, we announced positive preliminary results from an ongoing phase 1 dose-escalation study of the VEGF Trap-Eye in patients with the neovascular form of age-related macular degeneration (wet AMD). The phase 1 trial is a two-part, dose-escalating study designed to assess the safety and tolerability of the VEGF Trap-Eye in patients with wet AMD. In part A of this trial, patients received a single dose of the VEGF Trap-Eye delivered by intravitreal injection into the eye, after which they are evaluated for three months to measure the durability of effects and provide guidance for dosing regimens to be used in future trials. A total of 21 patients received a single dose of VEGF Trap-Eye at doses up to 4 milligrams (mg) intravitreally. All dose levels were generally well tolerated, and a maximum tolerated dose was not reached in the study. Clinical investigators at a scientific conference recently reported positive preliminary results of this study at doses up to 2 mg. The investigators reported that patients receiving the VEGF Trap-Eye demonstrated rapid, substantial, and prolonged (up to four weeks) reductions in retinal thickness, a clinical measure of disease activity in wet AMD. Although dosing has been completed, patients in this trial are still being evaluated to measure the durability of drug effect (as measured by optical coherence tomography) pursuant to the study protocol.

In February 2006, we initiated part B of the phase 1 trial. In this part of the trial, we plan to evaluate the safety and tolerability of a single intravitreal injection of the VEGF Trap-Eye compared with Macugen® (Eyetech Pharmaceuticals, Inc.), an approved treatment for wet AMD. We plan to initiate a phase 2 trial of the VEGF Trap-Eye delivered intravitreally in patients with wet AMD in the first half of 2006.

VEGF-A both stimulates angiogenesis and increases vascular permeability. It has been shown in preclinical studies to be a major pathogenic factor in both wet AMD and Diabetic Retinopathy, and it is believed to be involved in other medical problems affecting the eyes. In clinical trials, blocking VEGF-A has been shown to be effective in patients with wet AMD, and Macugen has been approved to treat patients with this condition.

Wet AMD and Diabetic Retinopathy (DR) are two of the leading causes of adult blindness in the developed world. In both conditions, severe visual loss is caused by a combination of retinal edema and neovascular proliferation. It is estimated that, in the U.S., 6% of individuals aged 65-74 and 20% of those older than 75 are affected with wet AMD. DR is a major complication of diabetes mellitus that can lead to significant vision impairment. DR is characterized, in part, by vascular leakage, which results in the collection of fluid in the retina. When the macula, the central area that is responsible for fine visual acuity, is involved, loss of visual acuity occurs. This is referred to as Diabetic Macular Edema (DME). DME is the most prevalent cause of moderate visual loss in patients with diabetes.

3.  IL-1 Trap — Inflammatory Diseases

The IL-1 Trap is a protein-based product candidate designed to bind the interleukin-1 (called IL-1) cytokine and prevent its interaction with cell surface receptors.

We are evaluating the IL-1 Trap in a number of diseases and disorders where IL-1 may play an important role, including diseases associated with inflammation. These diseases include Systemic Juvenile Idiopathic Arthritis (SJIA), Polymyalgia Rheumatica (PMR), certain inflammatory vascular diseases, and a spectrum of rare diseases called CIAS1-Associated Periodic Syndrome (CAPS).

In the fourth quarter of 2005, we initiated a pivotal study of the IL-1 Trap in patients with CAPS. This study will include a six-month, placebo-controlled efficacy phase, followed by a six-month open-label extension phase. We plan to complete the efficacy phase of this trial by the end of 2006. In December 2004, the FDA granted orphan drug status to the IL-1 Trap for the treatment of CAPS.

We currently have underway proof-of-concept trials of the IL-1 Trap in patients with SJIA and PMR. In April 2005, the FDA granted orphan drug status to the IL-1 Trap for the treatment of SJIA. Following successful completion of these trials, we may initiate additional trials for these indications.

An IL-1 receptor antagonist, Kineret® (Amgen Inc.), has been approved by the FDA for the treatment of rheumatoid arthritis. It has been publicly reported that in small trials, Kineret® appears to reduce the symptoms in CAPS patients and SJIA patients, which supports the role of IL-1 in these diseases. CAPS includes rare genetic disorders, such as Familial Cold Auto-Inflammatory Syndrome (FCAS), Muckle Wells Syndrome, and Neonatal Onset Multisystem Inflammatory Disorder (NOMID), which affect a small group of people. Patients with these disorders develop fever, joint aches, headaches, and rashes. In certain indications, these symptoms can be extremely serious. There are no currently approved therapies for CAPS. SJIA is a severe inflammatory disorder, which may be debilitating or fatal. It is estimated that there are between 5,000 and 10,000 children with SJIA in the United States.

Research Technologies:

One way that a cell communicates with other cells is by releasing specific signaling proteins, either locally or into the bloodstream. These proteins have distinct functions, and are classified into different “families” of molecules, such as peptide hormones, growth factors, and cytokines. All of these secreted (or signaling) proteins travel to and are recognized by another set of proteins, called “receptors,” which reside on the surface of responding cells. These secreted proteins impact many critical cellular and biological processes, causing diverse effects ranging from the regulation of growth of particular cell types, to inflammation mediated by white blood cells. Secreted proteins can at times be overactive and thus result in a variety of diseases. In these disease settings, blocking the action of secreted proteins can have clinical benefit.

Regeneron scientists have developed two different technologies to design protein therapeutics to block the action of specific secreted proteins. The first technology, termed the “Trap” technology, was used to generate our current clinical pipeline, including the VEGF Trap, the VEGF Trap-Eye, and the IL-1 Trap. These novel “Traps” are composed of fusions between two distinct receptor components and the constant region of an antibody molecule called the “Fc region”, resulting in high affinity product candidates. Our new technology for designing protein therapeutics focuses on the production of fully human monoclonal antibodies. With the global market for approved monoclonal antibody therapeutics exceeding $11 billion, there is a growing demand for monoclonal antibody technologies to help turn genomic discoveries into product candidates. We call our technology VelocImmunetm and, as described below, believe that it is a unique way of generating a wide variety of high affinity therapeutic, human monoclonal antibodies.

VelocImmunetm (Human Monoclonal Antibodies)

We have developed a novel mouse technology platform, called VelocImmune, for producing fully human monoclonal antibodies. The VelocImmune mouse platform was generated by exploiting our VelociGene technology platform (see below), in a process in which several megabases of mouse immune gene loci were replaced or “humanized” with corresponding human immune gene loci. The VelocImmune mice can be used to efficiently generate fully human monoclonal antibodies to targets of therapeutic interest. VelocImmune and our related technologies offer the potential to increase the speed and efficiency through which human monoclonal antibody therapeutics may be discovered and validated, thereby improving the overall efficiency of our early stage drug development activities. We are utilizing the VelocImmune technology to produce our next generation of drug candidates for preclinical development and are exploring the possibility of entering into licensing or collaborative arrangements with third parties related to VelocImmune and related technologies.

VelociGenetm and VelociMousetm (Target Validation)

Our VelociGene platform allows custom and precise manipulation of very large sequences of DNA to produce highly customized alterations of a specified target gene and accelerates the production of knock-out and transgenic expression models without using either positive/negative selection or isogenic DNA. In producing knock-out models, a color or fluorescent marker is substituted in place of the actual gene sequence, allowing for high-resolution visualization of precisely where the gene is active in the body, during normal body functioning, as well as in disease processes. For the optimization of preclinical development and toxicology programs, VelociGene offers the opportunity to humanize targets by replacing the mouse gene with the human homolog. Thus, VelociGene allows scientists to rapidly identify the physical and biological effects of deleting or over-expressing the target gene, as well as to characterize and test potential therapeutic molecules.

The VelociMouse technology also allows for the direct and immediate generation of genetically altered mice from ES cells, avoiding the lengthy process involved in generating and breeding knock-out mice from chimeras. Mice generated through this method are normal and healthy and exhibit a 100% germ-line transmission frequency. Furthermore, Regeneron’s Velocimice are suitable for direct phenotyping or other studies.

Cell Line Expression Technologies

Many proteins that are of potential pharmaceutical value are proteins which are “secreted” from the cells into the bloodstream. Examples of secreted proteins include growth factors (such as insulin and growth hormone) and antibodies. Current technologies for the isolation of cells engineered to produce high levels of secreted proteins are both laborious and time consuming. We have developed enabling platforms for the high-throughput, rapid generation of high-producing cell lines for our Traps and VelocImmune Human Monoclonal Antibodies.

Research Programs:

Oncology and Angiogenesis

In many clinical settings, positively or negatively regulating blood vessel growth could have important therapeutic benefits, as could the repair of damaged and leaky vessels. Vascular Endothelial Growth Factor (VEGF) was the first growth factor shown to be specific for blood vessels, by virtue of having its receptor specifically expressed on blood vessel cells. In 1994, we discovered a second family of angiogenic growth factors, termed the Angiopoietins, and we have received patents covering members of this family. The Angiopoietins include naturally occurring positive and negative regulators of angiogenesis, as described in numerous scientific manuscripts published by our scientists and their collaborators. The Angiopoietins are being evaluated in preclinical research by us and our academic collaborators. Our preclinical studies have revealed that VEGF and the Angiopoietins normally function in a coordinated and collaborative manner during blood vessel growth. In terms of blocking vessel growth, manipulation of both VEGF and Angiopoietins seems to be of value. We have research programs focusing on several targets in the areas of oncology and angiogenesis.

Metabolic and Related Diseases

Food intake and metabolism are regulated by complex interactions between diverse neural and hormonal signals that serve to maintain an optimal balance between energy intake, storage, and utilization. The hypothalamus, a small area at the base of the brain, is critically involved in the integration of peripheral signals which reflect nutritional status and neural outputs which regulate appetite, food seeking behaviors, and energy expenditure. Metabolic disorders, such as type 2 diabetes, reflect a dysregulation in the systems which ordinarily tightly couple energy intake to energy expenditure. Our preclinical research program in this area encompasses the study of peripheral (hormonal) regulators of food intake and metabolism in health and disease. We have identified several targets in these therapeutic areas and are evaluating potential antibodies to evaluate in preclinical studies.

Muscle Diseases and Disorders

Muscle atrophy occurs in many neuromuscular diseases and also when muscle is unused, as often occurs during prolonged hospital stays and during convalescence. Currently, physicians have few options to treat subjects with muscle atrophy or other muscle conditions which afflict millions of people globally. Thus, a treatment that has beneficial effects on skeletal muscle could have significant clinical benefit. Our muscle research program is currently focused on conducting in vivo and in vitro experiments with the objective of demonstrating and further understanding the molecular pathways involved in muscle atrophy and hypertrophy, and discovering therapeutic candidates that can modulate these pathways. We have several molecules in late stage research and are evaluating them for possible further development.

Other Therapeutic Areas

We have research programs focusing on inflammatory and immune diseases, pain, bone and cartilage, ophthalmology, and cardiovascular diseases.

Manufacturing

In 1993, we purchased our 104,000 square foot Rensselaer, New York manufacturing facility, and in 2003 completed a 19,500 square foot expansion. This facility is used to manufacture therapeutic candidates for our own preclinical and clinical studies. We also use the facility to manufacture a product for Merck & Co., Inc. under a contract that expires in October 2006. In July 2002, we leased 75,000 square feet in a building near our Rensselaer facility which is being used for the manufacture of Traps and for warehouse space. At December 31, 2005, we employed 230 people at these owned and leased manufacturing facilities. There were no impairment losses associated with long-lived assets at these facilities as of December 31, 2005.

In 1995, we entered into a long-term manufacturing agreement with Merck (called, as amended, the Merck Agreement) to produce an intermediate for a Merck pediatric vaccine at our Rensselaer facility. In February 2005, we and Merck extended the Merck Agreement through October 2006. Merck pays us an annual facility fee of $1.0 million (plus annual adjustments for inflation), reimburses us for certain manufacturing costs, pays us a variable fee based on the quantity of intermediate supplied to Merck, subject to certain minimum order quantities each year, and makes certain additional payments. We recognized contract manufacturing revenue related to the Merck Agreement of $13.7 million in 2005, $18.1 million in 2004, and $10.1 million in 2003.

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

Competition

There is substantial competition in the biotechnology and pharmaceutical industries from pharmaceutical, biotechnology, and chemical companies (see “Risk Factors — Even if our product candidates are ever approved, their commercial success is highly uncertain because our competitors may get to the marketplace before we do with better or lower cost drugs or the market for our product candidates may be too small to support commercialization or sufficient profitability.”). Our competitors may include Genentech, Novartis Pharma AG, Pfizer Inc., Eyetech Pharmaceuticals, Inc. (now part of OSI Pharmaceuticals, Inc.), the Bayer Group, Onyx Pharmaceuticals, Inc., Abbott Laboratories, sanofi-aventis, Merck, Amgen, Roche, and others. Many of our competitors have substantially greater research, preclinical, and clinical product development and manufacturing capabilities, and financial, marketing, and human resources than we do. Our smaller competitors may also be significant if they acquire or discover patentable inventions, form collaborative arrangements, or merge with large pharmaceutical companies. Even if we achieve product commercialization, one or more of our competitors may achieve product commercialization earlier than we do or obtain patent protection that dominates or adversely affects our activities. Our ability to compete will depend on how fast we can develop safe and effective product candidates, complete clinical testing and approval processes, and supply commercial quantities of the product to the market. Competition among product candidates approved for sale will also be based on efficacy, safety, reliability, availability, price, patent position, and other factors.

VEGF Trap and VEGF Trap-Eye.  Many companies are developing therapeutic molecules designed to block the actions of VEGF specifically and angiogenesis in general. A variety of approaches have been employed, including antibodies to VEGF, antibodies to the VEGF receptor, small molecule antagonists to the VEGF receptor tyrosine kinase, and other anti-angiogenesis strategies. Many of these alternative approaches may offer competitive advantages to our VEGF Trap in efficacy, side-effect profile, or method of delivery. Additionally, some of these molecules are either already approved for marketing or are at a more advanced stage of development than our product candidate.

In particular, in February 2004, Genentech was granted approval by the FDA to market and sell Avastin® (Genentech), a monoclonal antibody to VEGF in patients with colorectal cancer. The marketing approvals for Avastin and Genentech’s extensive, ongoing clinical development plans for Avastin, make it more difficult for us to enroll patients in clinical trials to support the VEGF Trap oncology program. This may delay or impair our ability to successfully develop and commercialize the VEGF Trap. Other companies are developing small molecule inhibitors to VEGF tyrosine kinases in different cancer settings.

We face significant competition in our VEGF Trap-Eye programs. For example, Eyetech Pharmaceuticals and Pfizer are marketing an approved VEGF inhibitor for the treatment of wet AMD. Genentech and Novartis have completed phase 3 development of a VEGF antibody fragment in wet AMD and have submitted a marketing application for their product candidate in this indication. In addition, it has been reported that ophthalmologists are successfully using a third-party reformulated version of Genentech’s approved VEGF antagonist, Avastin, for the treatment of wet AMD. These competing VEGF blockers make it more difficult for us to enroll patients in clinical trials for the VEGF Trap-Eye in these indications and may delay or impair our ability to successfully develop and commercialize the VEGF Trap-Eye in eye diseases.

IL-1 Trap.  The availability of highly effective FDA approved TNF-antagonists such as Enbrel® (Amgen), Remicade® (Centocor), and Humira® (Abbott) and the IL-1 receptor antagonist Kineret (Amgen), and other marketed therapies makes it difficult to successfully develop and commercialize the IL-1 Trap. Even if the IL-1 Trap is ever approved for sale, it will be difficult for our drug to compete against these FDA approved TNF-antagonists because doctors and patients will have significant experience using these effective medicines. Moreover, there are both small molecules and antibodies in development by third parties that are designed to block the synthesis of interleukin-1 or inhibit the signaling of interleukin-1. For example, Novartis is developing an antibody to interleukin-1 and Amgen is developing an antibody to the interleukin-1 receptor. These drug candidates could offer competitive advantages over the IL-1 Trap. The successful development of these competing molecules could delay or impair our ability to successfully develop and commercialize the IL-1 Trap.

Other Areas.  Many pharmaceutical and biotechnology companies are attempting to discover new therapeutics for indications in which we invest substantial time and resources. In these and related areas, intellectual property rights have been sought and certain rights have been granted to competitors and potential competitors of ours, and we may be at a substantial competitive disadvantage in such areas as a result of, among other things, our lack of experience, trained personnel, and expertise. A number of corporate and academic competitors are involved in the discovery and development of novel therapeutics that are the focus of other research or development programs we are now conducting. These competitors include Amgen and Genentech, as well as many others. Many firms and entities are engaged in research and development in the areas of cytokines, interleukins, angiogenesis, and muscle conditions. Some of these competitors are currently conducting advanced preclinical and clinical research programs in these areas. These and other competitors may have established substantial intellectual property and other competitive advantages.

If a competitor announces a successful clinical study involving a product that may be competitive with one of our product candidates or the grant of marketing approval by a regulatory agency for a competitive product, the announcement may have an adverse effect on our operations or future prospects or on the market price of our common stock.

We also compete with academic institutions, governmental agencies, and other public or private research organizations, which conduct research, seek patent protection, and establish collaborative arrangements for the development and marketing of products that would provide royalties or other consideration for use of their technology. These institutions are becoming more active in seeking patent protection and licensing arrangements to collect royalties or other consideration for use of the technology that they have developed. Products developed in this manner may compete directly with products we develop. We also compete with others in acquiring technology from these institutions, agencies, and organizations.

Patents, Trademarks, and Trade Secrets

Our success depends, in part, on our ability to obtain patents, maintain trade secret protection, and operate without infringing on the proprietary rights of third parties (see “Risk Factors — We may be restricted in our development and/or commercialization activities by, and could be subject to damage awards if we are found to have infringed, third party patents or other proprietary rights.”). Our policy is to file patent applications to protect technology, inventions, and improvements that we consider important to our business and operations. We are the nonexclusive licensee of a number of additional U.S. patents and patent applications. We also rely upon trade secrets, know-how, and continuing technological innovation in an effort to develop and maintain our competitive position. We or our licensors or collaborators have filed patent applications on various products and processes relating to our product candidates as well as other technologies and inventions in the United States and in certain foreign countries. We intend to file additional patent applications, when appropriate, relating to improvements in these technologies and other specific products and processes. We plan to aggressively prosecute, enforce, and defend our patents and other proprietary technology.

Patent law relating to the patentability and scope of claims in the biotechnology field is evolving and our patent rights are subject to this additional uncertainty. Others may independently develop similar products or processes to those developed by us, duplicate any of our products or processes or, if patents are issued to us, design around any products and processes covered by our patents. We expect to continue, when appropriate, to file product and process patent applications with respect to our inventions. However, we may not file any such applications or, if filed, the patents may not be issued. Patents issued to or licensed by us may be infringed by the products or processes of others.

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

Government Regulation

Regulation by government authorities in the United States and foreign countries is a significant factor in the research, development, manufacture, and marketing of our product candidates (see “Risk Factors — If we do not obtain regulatory approval for our product candidates, we will not be able to market or sell them.”).  All of our product candidates will require regulatory approval before they can be commercialized. In particular, human therapeutic products are subject to rigorous preclinical and clinical trials and other pre-market approval requirements by the FDA and foreign authorities. Many aspects of the structure and substance of the FDA and foreign pharmaceutical regulatory practices have been reformed during recent years, and continued reform is under consideration in a number of jurisdictions. The ultimate outcome and impact of such reforms and potential reforms cannot be predicted.

The activities required before a product candidate may be marketed in the United States begin with preclinical tests. Preclinical tests include laboratory evaluations and animal studies to assess the potential safety and efficacy of the product candidate and its formulations. The results of these studies must be submitted to the FDA as part of an Investigational New Drug Application, which must be reviewed by the FDA before proposed clinical testing can begin. Typically, clinical testing involves a three-phase process. In phase 1, trials are conducted with a small number of subjects to determine the early safety profile of the product candidate. In phase 2, clinical trials are conducted with subjects afflicted with a specific disease or disorder to provide enough data to evaluate the preliminary safety, tolerability, and efficacy of different potential doses of the product candidate. In phase 3, large-scale clinical trials are conducted with patients afflicted with the specific disease or disorder in order to provide enough data to understand the efficacy and safety profile of the product candidate, as required by the FDA. The results of the preclinical and clinical testing of a biologic product candidate are then submitted to the FDA in the form of a Biologics License Application, or BLA, for evaluation to determine whether the product candidate may be approved for commercial sale. In responding to a BLA, the FDA may grant marketing approval, request additional information, or deny the application.

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

Various federal, state, and foreign statutes and regulations also govern or influence the research, manufacture, safety, labeling, storage, record keeping, marketing, transport, or other aspects of pharmaceutical product candidates. The lengthy process of seeking these approvals and the compliance with applicable statutes and regulations require the expenditure of substantial resources. Any failure by us or our collaborators or licensees to obtain, or any delay in obtaining, regulatory approvals could adversely affect the manufacturing or marketing of our products and our ability to receive product or royalty revenue.

In addition to the foregoing, our present and future business will be subject to regulation under the United States Atomic Energy Act, the Clean Air Act, the Clean Water Act, the Comprehensive Environmental Response, Compensation and Liability Act, the National Environmental Policy Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, national restrictions, and other current and potential future local, state, federal, and foreign regulations.

Business Segments

Our operations are managed in two business segments: research and development, and contract manufacturing. The research and development segment includes all activities related to the discovery of pharmaceutical products for the treatment of serious medical conditions, and the development and commercialization of these discoveries. It also includes revenues and expenses related to (i) the development of manufacturing processes prior to commencing commercial production of a product under contract manufacturing arrangements and (ii) the supply of specified, ordered research materials using Regeneron-developed proprietary technology. The contract manufacturing segment includes all revenues and expenses related to the commercial production of products under contract manufacturing arrangements. During 2005, 2004, and 2003, the Company produced an intermediate under the Merck Agreement, as described under “Manufacturing” above. For financial information about these segments, see Note 19, “Segment Information”, beginning on page F-33 in our Financial Statements.

Employees

As of December 31, 2005, we had 588 full-time employees, of whom 87 held a Ph.D. or M.D. degree or both. We believe that we have been successful in attracting skilled and experienced personnel in a highly competitive environment; however, competition for these personnel is intense. None of our personnel are covered by collective bargaining agreements and our management considers its relations with our employees to be good.

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

Item 1A.	Risk Factors

We operate in an environment that involves a number of significant risks and uncertainties. We caution you to read the following risk factors, which have affected, and/or in the future could affect, our business, operating results, financial condition, and cash flows. The risks described below include forward-looking statements, and actual events and our actual results may differ substantially from those discussed in these forward-looking statements. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also impair our business operations. Furthermore, additional risks and uncertainties are described under other captions in this report and should be considered by our investors.

Risks Related to Our Financial Results and Need for Additional Financing

We have had a history of operating losses and we may never achieve profitability. If we continue to incur operating losses, we may be unable to continue our operations.

From inception on January 8, 1988 through December 31, 2005, we had a cumulative loss of $585.3 million. If we continue to incur operating losses and fail to become a profitable company, we may be unable to continue our operations. We have no products that are available for sale and do not know when we will have products available for sale, if ever. In the absence of revenue from the sale of products or other sources, the amount, timing, nature or source of which cannot be predicted, our losses will continue as we conduct our research and development activities. We currently receive contract manufacturing revenue from our agreement with Merck and, until June 30, 2005, we received contract research and development revenue from our agreement with The Procter & Gamble Company. Our agreement with Procter & Gamble expired in June 2005 and our agreement with Merck will expire before the end of 2006. The expiration of these agreements results in a significant loss of revenue to the Company.

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

We have adopted, effective January 1, 2005, the fair value based method of accounting for stock-based employee compensation under the provisions of Statement of Financial Accounting Standards No. (SFAS) 123, Accounting for Stock Based Compensation, using the modified prospective method as described in SFAS 148, Accounting for Stock Based Compensation — Transition and Disclosure. As a result, effective January 1, 2005, we have been recognizing expense in an amount equal to the fair value of share-based payments (including stock option awards) on their date of grant over the vesting period of the awards. In 2005, non-cash stock-based employee compensation expense of $19.9 million related to stock options awards was recognized in operating expenses in our Statement of Operations, which increased our basic and diluted net loss per share. Also, if we had adopted SFAS 123 effective January 1, 2004, our net income for the full year 2004 would have decreased by approximately $33.6 million and our basic and diluted net income per share in 2004 would have been $0.15 per share instead of $0.75 per share (basic) and $0.74 per share (diluted).

In addition, in December 2004, the Financial Accounting Standards Board issued SFAS 123R, Share-Based Payment, which is a revision of SFAS 123 and supersedes Accounting Principles Board No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires the recognition of compensation expense in an amount equal to the fair value of share-based payments (including stock options) issued to employees. We are required to adopt SFAS 123R effective for the fiscal year beginning January 1, 2006. The impact of adopting SFAS 123R has not yet been quantified.

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

We intend to study our lead product candidates, the VEGF Trap, VEGF Trap-Eye, and IL-1 Trap, in a wide variety of indications. We intend to study the VEGF Trap in a variety of cancer settings, the VEGF Trap-Eye in different eye diseases and ophthalmologic indications, and the IL-1 Trap in a variety of systemic inflammatory disorders. Most of these current trials are exploratory studies designed to identify what diseases and uses, if any, are best suited for our product candidates. It is likely that our product candidates will not demonstrate the requisite efficacy and/or safety profile to support continued development for most of the indications that are to be studied. In fact, our product candidates may not demonstrate the requisite efficacy and safety profile to support the continued development for any of the indications or uses.

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

Our VEGF Trap is being studied for the potential treatment of certain types of cancer and our VEGF Trap-Eye candidate is being studied in diseases of the eye. There are many potential safety concerns associated with significant blockade of vascular endothelial growth factor, or VEGF. These risks, based on the clinical and preclinical experience of systemically delivered VEGF inhibitors, including the systemic delivery of the VEGF Trap, include bleeding, hypertension, and proteinuria. These serious side effects and other serious side effects have been reported in our systemic VEGF Trap studies in cancer and diseases of the eye. In addition, patients given infusions of any protein, including the VEGF Trap delivered through intravenous administration, may develop severe hypersensitivity reactions, referred to as infusion reactions. These and other complications or side effects could harm the development of the VEGF Trap for the treatment of cancer or the VEGF Trap-Eye for the treatment of diseases of the eye.

Although the IL-1 Trap was generally well tolerated and was not associated with any drug-related serious adverse events in the phase 2 rheumatoid arthritis study completed in 2003, safety or tolerability concerns may arise as we test higher doses of the IL-1 Trap in patients with other inflammatory diseases and disorders. Like TNF-antagonists such as Enbrel®(Amgen) and Remicade® (Centocor), the IL-1 Trap affects the immune defense system of the body by blocking some of its functions. Therefore, there may be an increased risk for infections to develop in patients treated with the IL-1 Trap. In addition, patients given infusions of the IL-1 Trap have developed hypersensitivity reactions, referred to as infusion reactions. These and other complications or side effects could harm the development of the IL-1 Trap.

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

Changes in product formulations and manufacturing processes may be required as product candidates progress in clinical development and are ultimately commercialized. If we are unable to develop suitable product formulations or manufacturing processes to support large scale clinical testing of our product candidates, including the VEGF Trap, VEGF Trap-Eye, IL-1 Trap, and IL-4/13 Trap, we may be unable to supply necessary materials for our clinical trials, which would delay the development of our product candidates. Similarly, if we are unable to supply sufficient quantities of our product or develop product formulations suitable for commercial use, we will not be able to successfully commercialize our product candidates.

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

We are aware of patents and pending applications owned by Genentech that claim certain chimeric VEGF receptor compositions. Although we do not believe that the VEGF Trap or VEGF Trap-Eye infringes any valid claim in these patents or patent applications, Genentech could initiate a lawsuit for patent infringement and assert its patents are valid and cover the VEGF Trap or VEGF Trap-Eye. Genentech may be motivated to initiate such a lawsuit at some point in an effort to impair our ability to develop and sell the VEGF Trap or VEGF Trap-Eye, which represents a potential competitive threat to Genentech’s VEGF-binding products and product candidates. An adverse determination by a court in any such potential patent litigation would likely materially harm our business by requiring us to seek a license, which may not be available, or resulting in our inability to manufacture, develop and sell the VEGF Trap or VEGF Trap-Eye or in a damage award.

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

The Sarbanes-Oxley Act of 2002, which became law in July 2002, has required changes in some of our corporate governance, securities disclosure, and compliance practices. In response to the requirements of that Act, the SEC and the NASDAQ Stock Market have promulgated new rules and listing standards covering a variety of subjects. Compliance with these new rules and listing standards has increased our legal costs, and significantly increased our accounting and auditing costs, and we expect these costs to continue. These developments may make it more difficult and more expensive for us to obtain directors’ and officers’ liability insurance. Likewise, these developments may make it more difficult for us to attract and retain qualified members of our board of directors, particularly independent directors, or qualified executive officers.

In future years, if we or our independent registered public accounting firm are unable to conclude that our internal control over financial reporting is effective, the market value of our common stock could be adversely affected.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on the Company’s internal control over financial reporting in their annual reports on Form 10-K that contains an assessment by management of the effectiveness of our internal control over financial reporting. In addition, the independent registered public accounting firm auditing our financial statements must attest to and report on management’s assessment and on the effectiveness of our internal control over financial reporting. Our independent registered public accounting firm provided us with an unqualified report as to our assessment and the effectiveness of our internal control over financial reporting as of December 31, 2005, which report is included in this Annual Report on Form 10-K for the year ended December 31, 2005. However, we cannot assure you that management or our independent registered public accounting firm will be able to provide such an assessment or unqualified report as of future year-ends. In this event, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the market value of our common stock.

Risks Related to Our Dependence on Third Parties

If our collaboration with sanofi-aventis for the VEGF Trap is terminated, our business operations and our ability to develop, manufacture, and commercialize the VEGF Trap in the time expected, or at all, would be harmed.

We rely heavily on sanofi-aventis to assist with the development of the VEGF Trap oncology program. Sanofi-aventis funds all of the development expenses incurred by both companies in connection with the VEGF Trap oncology program. If the VEGF Trap oncology program continues, we will rely on sanofi-aventis to assist with funding the VEGF Trap program, provide commercial manufacturing capacity, enroll and monitor clinical trials, obtain regulatory approval, particularly outside the United States, and provide sales and marketing support. While we cannot assure you that the VEGF Trap will ever be successfully developed and commercialized, if sanofi-aventis does not perform its obligations in a timely manner, or at all, our ability to develop, manufacture, and commercialize the VEGF Trap in cancer indications will be significantly adversely affected. Sanofi-aventis has the right to terminate its collaboration agreement with us at any time upon twelve months advance notice. If sanofi-aventis were to terminate its collaboration agreement with us, we would not have the resources or skills to replace those of our partner, which could cause significant delays in the development and/or manufacture of the VEGF Trap and result in substantial additional costs to us. We have no sales, marketing, or distribution capabilities and would have to develop or outsource these capabilities. Termination of the sanofi-aventis collaboration agreement would create substantial new and additional risks to the successful development of the VEGF Trap oncology program.

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

We have no sales or distribution personnel or capabilities and have only a small staff with marketing capabilities. If we are unable to obtain those capabilities, either by developing our own organizations or entering into agreements with service providers, we will not be able to successfully sell any products that we may obtain regulatory approval for and bring to market in the future. In that event, we will not be able to generate significant revenue, even if our product candidates are approved. We cannot guarantee that we will be able to hire the qualified sales and marketing personnel we need or that we will be able to enter into marketing or distribution agreements with third-party providers on acceptable terms, if at all. Under the terms of our collaboration agreement with sanofi-aventis, we currently rely on sanofi-aventis for sales, marketing, and distribution of the VEGF Trap in cancer indications, should it be approved in the future by regulatory authorities for marketing. We will have to rely on a third party or devote significant resources to develop our own sales, marketing, and distribution capabilities for our other product candidates, including the VEGF Trap-Eye, and we may be unsuccessful in developing our own sales, marketing, and distribution organization.

Even if our product candidates are approved for marketing, their commercial success is highly uncertain because our competitors may get to the marketplace before we do with better or lower cost drugs or the market for our product candidates may be too small to support commercialization or sufficient profitability.

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

Genentech has an approved VEGF antagonist, Avastin®(Genentech), on the market for treating certain cancers and many different pharmaceutical and biotechnology companies are working to develop competing VEGF antagonists, including Novartis, Eyetech Pharmaceuticals, and Pfizer. Many of these molecules are farther along in development than the VEGF Trap and may offer competitive advantages over our molecule. Novartis has an ongoing phase 3 clinical development program evaluating an orally delivered VEGF tyrosine kinase inhibitor in different cancer settings. Onyx Pharmaceuticals and Bayer have received approval from the FDA to market and sell the first oral medication that targets tumor cell growth and new vasculature formation that fuels the growth of tumors. The marketing approvals for Genentech’s VEGF antagonist, Avastin, and their extensive, ongoing clinical development plan for Avastin in other cancer indications, may make it more difficult for us to enroll patients in clinical trials to support the VEGF Trap and to obtain regulatory approval of the VEGF Trap in these cancer settings. This may delay or impair our ability to successfully develop and commercialize the VEGF Trap. In addition, even if the VEGF Trap is ever approved for sale for the treatment of certain cancers, it will be difficult for our drug to compete against Avastin and the Onyx/Bayer kinase inhibitor, because doctors and patients will have significant experience using these medicines. In addition, an oral medication may be considerably less expensive for patients than a biologic medication, providing a competitive advantage to companies that market such products.

The market for eye diseases is also very competitive. Eyetech Pharmaceuticals and Pfizer are marketing an approved VEGF inhibitor for age-related macular degeneration (wet AMD). Novartis and Genentech are collaborating on the development of a VEGF antibody fragment for the treatment of wet AMD that is in phase 3 development. In December 2005, Genentech announced that it filed an application with the FDA to market and sell this VEGF inhibitor in patients with wet AMD. In addition, it has been reported that ophthalmologists are using a third-party reformulated version of Genentech’s approved VEGF antagonist, Avastin with success for the treatment of wet AMD. The marketing approval of the Eyetech/Pfizer VEGF inhibitor and the potential off-label use of Avastin and approval of the Novartis/Genentech VEGF antibody fragment make it more difficult for us to successfully develop the VEGF Trap-Eye. Even if the VEGF Trap-Eye is ever approved for sale for the treatment of eye diseases, it will be difficult for our drug to compete against the Eyetech/Pfizer drug and, if approved by the FDA, the Novartis/Genentech VEGF inhibitor, because doctors and patients will have significant experience using these medicines. Moreover, the relatively low cost of therapy with Avastin in patients with wet AMD presents a further competitive challenge in this indication.

The availability of highly effective FDA approved TNF-antagonists such as Enbrel® (Amgen), Remicade® (Centocor), and Humira® (Abbott Laboratories), and the IL-1 receptor antagonist Kineret® (Amgen), and other marketed therapies makes it more difficult to successfully develop and commercialize the IL-1 Trap. This is one of the reasons we discontinued the development of the IL-1 Trap in adult rheumatoid arthritis. In addition, even if the IL-1 Trap is ever approved for sale, it will be difficult for our drug to compete against these FDA approved TNF-antagonists in indications where both are useful because doctors and patients will have significant experience using these effective medicines. Moreover, in such indications these approved therapeutics may offer competitive advantages over the IL-1 Trap, such as requiring fewer injections.

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

We are highly dependent on our executive officers. If we are not able to retain any of these persons or our Chairman, our business may suffer. In particular, we depend on the services of P. Roy Vagelos, M.D., the Chairman of our board of directors, Leonard Schleifer, M.D., Ph.D., our President and Chief Executive Officer, George D. Yancopoulos, M.D., Ph.D., our Executive Vice President, Chief Scientific Officer and President, Regeneron Research Laboratories, Murray A. Goldberg, our Senior Vice President, Finance & Administration, Chief Financial Officer, Treasurer, and Assistant Secretary, Neil Stahl, Ph.D., our Senior Vice President, Preclinical Development and Biomolecular Science, and Randall G. Rupp, Ph.D., our Senior Vice President, Manufacturing Operations. There is intense competition in the biotechnology industry for qualified scientists and managerial personnel in the development, manufacture, and commercialization of drugs. We may not be able to continue to attract and retain the qualified personnel necessary for developing our business.

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

A small number of our shareholders beneficially own a substantial amount of our common stock. As of December 31, 2005, our seven largest shareholders, including sanofi-aventis, beneficially owned 47.0% of our outstanding shares of Common Stock, assuming, in the case of Leonard S. Schleifer, M.D. Ph.D., our Chief Executive Officer, and P. Roy Vagelos, M.D., our Chairman, the conversion of their Class A Stock into Common Stock and the exercise of all options held by them which are exercisable within 60 days of December 31, 2005. As of that date, sanofi-aventis owned 2,799,552 shares of Common Stock, representing approximately 5.2% of the shares of Common Stock then outstanding. Under our stock purchase agreement with sanofi-aventis, through September 5, 2006, sanofi-aventis may sell no more than 250,000 of these shares in any calendar quarter. After September 5, 2006, sanofi-aventis may sell no more than 500,000 of these shares in any calendar quarter. If sanofi-aventis, or our other significant shareholders or we, sell substantial amounts of our Common Stock in the public market, or the perception that such sales may occur exists, the market price of our Common Stock could fall. Sales of Common Stock by our significant shareholders, including sanofi-aventis, also might make it more difficult for us to raise funds by selling equity or equity-related securities in the future at a time and price that we deem appropriate.

Our existing shareholders may be able to exert significant influence over matters requiring shareholder approval.

Holders of Class A Stock, who are generally the shareholders who purchased their stock from us before our initial public offering, are entitled to ten votes per share, while holders of Common Stock are entitled to one vote per share. As of December 31, 2005, holders of Class A Stock held 4.2% of all shares of Common Stock and Class A Stock then outstanding, and had 30.3% of the combined voting power of all of Common Stock and Class A Stock then outstanding. These shareholders, if acting together, would be in a position to significantly influence the election of our directors and to effect or prevent certain corporate transactions that require majority or supermajority approval of the combined classes, including mergers and other business combinations. This may result in our company taking corporate actions that you may not consider to be in your best interest and may affect the price of our Common Stock. As of December 31, 2005:

•	our current officers and directors beneficially owned 14.8% of our outstanding shares of Common Stock, assuming conversion of their Class A Stock into Common Stock and the exercise of all options held by such persons which are exercisable within 60 days of December 31, 2005, and 33.6% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by such persons which are exercisable within 60 days of December 31, 2005; and

•	our seven largest shareholders beneficially owned 47.0% of our outstanding shares of Common Stock assuming, in the case of Leonard S. Schleifer, M.D., Ph.D., our Chief Executive Officer, and P. Roy Vagelos, M.D., our Chairman, the conversion of their Class A Stock into Common Stock and the exercise of all options held by them which are exercisable within 60 days of December 31, 2005. In addition, these seven shareholders held 53.4% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by our Chief Executive Officer and our Chairman which are exercisable within 60 days of December 31, 2005.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We conduct our research, development, manufacturing, and administrative activities at our owned and leased facilities. We currently lease approximately 236,000 square feet of laboratory and office space in Tarrytown, New York. We own a facility in Rensselaer, New York, consisting of two buildings totaling approximately 123,500 square feet of research, manufacturing, office, and warehouse space. We also lease an additional 75,000 square feet of manufacturing, office, and warehouse space in Rensselaer.

The following table summarizes the information regarding our current property leases:

			Current Monthly
	Square		Base Rental	Renewal Option
Location	Footage	Expiration	Charges(1)	Available

Tarrytown	162,000	December 31, 2007	$207,000	None
Tarrytown	74,000	December 31, 2009	$146,000	One 5-year term
Rensselaer	75,000	July 11, 2007	$25,000	Two 5-year terms

(1)	Excludes additional rental charges for utilities, taxes, and operating expenses, as defined.

We believe that our existing owned and leased facilities are adequate for our ongoing research, development, manufacturing, and administrative activities.

In the future, we may lease, operate, or purchase additional facilities in which to conduct expanded research and development activities and manufacturing and commercial operations.

Item 3.	Legal Proceedings

In May 2003, securities class action lawsuits were commenced against Regeneron and certain of our officers and directors in the United States District Court for the Southern District of New York. A consolidated amended class action complaint was filed in October 2003. The complaint, which was purported to be brought on behalf of a class consisting of investors in our publicly traded securities between March 28, 2000 and March 30, 2003, alleged that the defendants misstated or omitted material information concerning the safety and efficacy of AXOKINE, in violation of Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.

On November 14, 2005, the United States District Court for the Southern District of New York approved the terms of a settlement between plaintiffs and Regeneron settling all claims against us in this lawsuit. The settlement requires no payment by us or any of the individual defendants named in the lawsuit. Our primary insurance carrier agreed to make the required payment under the settlement, the amount of which is immaterial to us. The settlement includes no admission of wrongdoing by Regeneron or any of the individual defendants. Separately, the plaintiffs and the individual defendants named in the lawsuit entered into a Stipulation of Voluntary Dismissal, which dismissed all claims against the individuals with prejudice.

From time to time, we are a party to other legal proceedings in the course of our business. We do not expect any such other current legal proceedings to have a material adverse effect on our business or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the last quarter of the fiscal year ended December 31, 2005.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is quoted on The NASDAQ Stock Market under the symbol “REGN.” Our Class A Stock, par value $.001 per share, is not publicly quoted or traded.

The following table sets forth, for the periods indicated, the range of high and low sales prices for the Common Stock as reported by The NASDAQ Stock Market:

	High	Low

2004
First Quarter	$17.00	$12.80
Second Quarter	15.85	8.53
Third Quarter	10.80	6.76
Fourth Quarter	9.49	6.75
2005
First Quarter	$9.36	$4.75
Second Quarter	8.84	4.61
Third Quarter	10.67	7.36
Fourth Quarter	17.37	8.55

As of February 15, 2006, there were 586 shareholders of record of our Common Stock and 53 shareholders of record of our Class A Stock.

We have never paid cash dividends and do not anticipate paying any in the foreseeable future.

The information under the heading “Equity Compensation Plan Information” in our definitive proxy statement with respect to our 2006 Annual Meeting of Shareholders to be filed with the SEC is incorporated by reference into Item 12 of this Report on Form 10-K.

Item 6.	Selected Financial Data

The selected financial data set forth below for the years ended December 31, 2005, 2004, and 2003 and at December 31, 2005 and 2004 are derived from and should be read in conjunction with our audited financial statements, including the notes thereto, included elsewhere in this report. The selected financial data for the years ended December 31, 2002 and 2001 and at December 31, 2003, 2002, and 2001 are derived from our audited financial statements not included in this report.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share data)

Statement of Operations Data
Revenues
Contract research and development	$52,447	$113,157	$47,366	$10,924	$12,071
Research progress payments		42,770
Contract manufacturing	13,746	18,090	10,131	11,064	9,902

	66,193	174,017	57,497	21,988	21,973

Expenses
Research and development	155,581	136,095	136,024	124,953	92,542
Contract manufacturing	9,557	15,214	6,676	6,483	6,509
General and administrative	25,476	17,062	14,785	12,532	9,607

	190,614	168,371	157,485	143,968	108,658

Income (loss) from operations	(124,421)	5,646	(99,988)	(121,980)	(86,685)

Other income (expense)
Other contract income	30,640	42,750
Investment income	10,381	5,478	4,462	9,462	13,162
Interest expense	(12,046)	(12,175)	(11,932)	(11,859)	(2,657)

	28,975	36,053	(7,470)	(2,397)	10,505

Net income (loss)	$(95,446)	$41,699	$(107,458)	$(124,377)	$(76,180)

Net income (loss) per share, basic	$(1.71)	$0.75	$(2.13)	$(2.83)	$(1.81)

Net income (loss) per share, diluted	$(1.71)	$0.74	$(2.13)	$(2.83)	$(1.81)

	At December 31,
	2005	2004	2003	2002	2001
	(In thousands)

Balance Sheet Data
Cash, cash equivalents, marketable securities, and restricted marketable securities (current and non-current)	$316,654	$348,912	$366,566	$295,246	$438,383
Total assets	423,501	473,108	479,555	391,574	495,397
Capital lease obligations and notes payable, long-term portion	200,000	200,000	200,000	200,000	200,150
Stockholders’ equity	114,002	182,543	137,643	145,981	266,355

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a biopharmaceutical company that discovers, develops, and intends to commercialize pharmaceutical products for the treatment of serious medical conditions. We are currently focused on three clinical development programs: VEGF Trap in oncology, VEGF Trap-Eye in eye diseases using intraocular delivery, and IL-1 Trap in certain systemic inflammatory indications. The VEGF Trap oncology development program is being developed jointly with the sanofi-aventis Group under a September 2003 collaboration agreement. Our preclinical research programs are in the areas of oncology and angiogenesis, ophthalmology, metabolic and related diseases, muscle diseases and disorders, inflammation and immune diseases, bone and cartilage, pain, and cardiovascular diseases. We expect that our next generation of product candidates will be based on our proprietary technologies for developing Traps and Human Monoclonal Antibodies.

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

From inception on January 8, 1988 through December 31, 2005, we had a cumulative loss of $585.3 million. In the absence of revenues from the commercialization of our product candidates or other sources, the amount, timing, nature, and source of which cannot be predicted, our losses will continue as we conduct our research and development activities. We expect to incur substantial losses over the next several years as we continue the clinical development of the VEGF Trap-Eye and IL-1 Trap; advance new product candidates into clinical development from our existing research programs; continue our research and development programs; and commercialize product candidates that receive regulatory approval, if any. Also, our activities may expand over time and require additional resources, and we expect our operating losses to be substantial over at least the next several years. Our losses may fluctuate from quarter to quarter and will depend, among other factors, on the progress of our research and development efforts, the timing of certain expenses, and the amount and timing of payments that we receive from collaborators.

As a company that does not expect to generate product revenues or profits over the next several years, management of cash flow is extremely important. The most significant use of our cash is for research and development activities, which include drug discovery, preclinical studies, clinical trials, and the manufacture of drug supplies for preclinical studies and clinical trials. In 2005, our research and development expenses totaled $155.6 million. We expect these expenses to increase 5-10% in 2006, depending on the progress of our clinical programs. The principal sources of cash to-date have been sales of common equity and convertible debt and funding from our collaborators in the form of up-front payments, research progress payments, payments for our research and development activities, and purchases of our common stock. We also receive payments for contract manufacturing.

A primary driver of our expenses is our number of full-time employees. Our annual average headcount in 2005 was 696 compared to 721 in 2004 and 675 in 2003. In 2006, we expect our annual average headcount to decrease to approximately 600, primarily as a result of reductions made in the fourth quarter of 2005 and planned for mid-2006. The workforce reductions, which we announced in September 2005, are associated with narrowing the focus of our research and development efforts, substantial improvements in manufacturing productivity, the June 2005 expiration of our collaboration with Procter & Gamble, and the expected completion of contract manufacturing for Merck in late 2006.

The planning, execution, and results of our clinical programs are significant factors that can affect our operating and financial results. In our clinical programs, key events in 2005 and plans for 2006 are as follows:

Product candidate	2005 Events	2006 Events/Plans

VEGF Trap — Oncology
 •  Sanofi-aventis reaffirmed their commitment to the collaborative development of the VEGF Trap in oncology
 •  Reported positive preliminary results of phase  1 trial utilizing intravenous injections
 •  Initiated three phase  1 studies of the VEGF Trap in combination with standard chemotherapy regimens

 •  Initiate two additional safety and tolerability studies of the VEGF Trap in combination with standard chemotherapy regimens
 •  Initiated phase  2 study of the VEGF Trap as a single agent in non-small cell lung adenocarcinoma
 •  Initiate two efficacy/safety studies of the VEGF Trap as a single agent in advanced ovarian cancer and symptomatic malignant ascites

• Initiate two efficacy/safety studies of the VEGF Trap in combination with standard chemotherapy regimens in patients with different cancer types
• Finalize plans with the NCI to sponsor up to ten exploratory efficacy/safety studies evaluating the VEGF Trap in a variety of cancer types

VEGF Trap — Eye
 •  Reported positive results from phase  1 trial in patients with the neovascular form of age-related macular degeneration (wet AMD) utilizing intravenous infusions
 •  Initiated phase  1 study in patients with wet AMD utilizing local delivery by intravitreal injections

 •  Reported positive preliminary results from phase  1 study in patients with wet AMD utilizing local delivery by intravitreal injections
 •  Initiate a phase  1, part B study in patients with wet AMD, comparing safety, tolerability, and biological activity of the VEGF Trap-Eye to Macugen®

• Initiate phase 2 clinical trial in wet AMD utilizing intravitreal injections

IL-1 Trap	• Completed safety and tolerability studies of IL-1 Trap at higher doses	• Complete efficacy portion of pivotal study in CAPS
	• Initiated exploratory proof-of-concept trial in polymyalgia rheumatica (PMR) • Initiated exploratory proof-of-concept trial in Systemic Juvenile Idiopathic Arthritis (SJIA)	• Evaluate other indications for the IL-1 Trap

Product candidate	2005 Events	2006 Events/Plans

IL-1 Trap (continued)	• Successfully completed initial treatment phase of proof-of-concept study in CIAS1-Associated Periodic Syndrome (CAPS)
• Initiated pivotal study in CAPS
• Discontinued development of IL-1 Trap in adult rheumatoid arthritis and osteoarthritis

Collaborations

Our major collaboration agreements with sanofi-aventis, Novartis Pharma AG, and The Procter & Gamble Company are summarized below.

The sanofi-aventis Group

In September 2003, we entered into a collaboration agreement with Aventis Pharmaceuticals Inc. (now a member of the sanofi-aventis Group) to collaborate on the development and commercialization of the VEGF Trap in all countries other than Japan, where we retained the exclusive right to develop and commercialize the VEGF Trap. Sanofi-aventis made a non-refundable up-front payment of $80.0 million and purchased 2,799,552 newly issued unregistered shares of our Common Stock for $45.0 million.

In January 2005, we and sanofi-aventis amended our collaboration agreement to exclude rights to develop and commercialize the VEGF Trap for intraocular delivery to the eye. In connection with this amendment, sanofi-aventis made a $25.0 million non-refundable payment to us.

In December 2005, we and sanofi-aventis amended our collaboration agreement to expand the territory in which the companies are collaborating on the development of the VEGF Trap to include Japan. As a result, the collaboration now includes joint development of the VEGF Trap throughout the world in all indications, except for intraocular delivery to the eye. In connection with this amendment, sanofi-aventis agreed to make a $25.0 million non-refundable up-front payment to us, which was received in January 2006. We may also receive up to $40.0 million in milestone payments upon receipt of specified marketing approvals for up to five VEGF Trap indications in Japan and a royalty of approximately 35% on annual sales of the VEGF Trap in Japan, subject to certain potential adjustments.

Under the collaboration agreement, as amended, we and sanofi-aventis will share co-promotion rights and profits on sales, if any, of the VEGF Trap outside of Japan, for disease indications included in our collaboration. We may also receive up to $400.0 million in additional milestone payments upon receipt of specified marketing approvals, including up to $360.0 million in milestone payments for up to eight VEGF Trap indications in the United States or the European Union. In December 2004, we earned a $25.0 million payment from sanofi-aventis, which was received in January 2005, upon the achievement of an early-stage clinical milestone.

Regeneron has agreed to continue to manufacture clinical supplies of the VEGF Trap at our plant in Rensselaer, New York. Sanofi-aventis has agreed to be responsible for providing commercial scale manufacturing capacity for the VEGF Trap.

Under the collaboration agreement, as amended, agreed upon worldwide development expenses incurred by both companies during the term of the agreement will be funded by sanofi-aventis. If the collaboration becomes profitable, we will be obligated to reimburse sanofi-aventis for 50% of these development expenses, including 50% of the $25.0 million payment received in connection with the January 2005 amendment to our collaboration agreement, in accordance with a formula based on the amount of development expenses and our share of the collaboration profits and Japan royalties, or at a faster rate at our option. Since inception of the collaboration through December 31, 2005, we and sanofi-aventis have incurred $130.5 million in agreed upon development expenses related to the VEGF Trap program. In addition, if the first commercial sale of a VEGF Trap product for intraocular delivery to the eye predates the first commercial sale of a VEGF Trap product under the collaboration by two years, we will begin reimbursing sanofi-aventis for up to $7.5 million of VEGF Trap development expenses in accordance with a formula until the first commercial VEGF Trap sale under the collaboration occurs.

Sanofi-aventis has the right to terminate the agreement without cause with at least twelve months advance notice. Upon termination of the agreement for any reason, any remaining obligation to reimburse sanofi-aventis for 50% of the VEGF Trap development expenses will terminate and we will retain all rights to the VEGF Trap.

Novartis Pharma AG

In March 2003, we entered into a collaboration agreement with Novartis to jointly develop and commercialize the IL-1 Trap. Novartis made a non-refundable payment of $27.0 million and purchased 7,527,050 newly issued unregistered shares of our Common Stock for $48.0 million.

IL-1 Trap development expenses incurred in 2003 were shared equally by Regeneron and Novartis. We funded our share of 2003 development expenses through loans from Novartis. In March 2004, Novartis forgave its outstanding loans to us totaling $17.8 million, including accrued interest, based on Regeneron’s achieving a pre-defined development milestone, which was recognized as a research progress payment.

In February 2004, Novartis provided notice of its intention not to proceed with the joint development of the IL-1 Trap, and subsequently paid us $42.75 million to satisfy its obligation to fund development costs for the nine month period following its notification and for the two months prior to that notice. All rights to the IL-1 Trap have reverted to Regeneron. In addition, we recognized contract research and development revenue of $22.1 million, which represents the remaining amount of the March 2003 up-front payment from Novartis that had previously been deferred. Under the collaboration agreement, we retain the right to elect to collaborate in the future development and commercialization of a Novartis IL-1 antibody, which is in clinical development, and Novartis has the right to elect to collaborate in the development and commercialization of our second generation IL-1 Trap, should we decide to develop this product candidate.

The Procter & Gamble Company

In May 1997, we entered into a long-term collaboration agreement with Procter & Gamble to discover, develop, and commercialize pharmaceutical products. In connection with the collaboration, Procter & Gamble agreed to provide funding in support of our research efforts related to the collaboration. Effective December 31, 2000, we and Procter & Gamble entered into a new long-term collaboration agreement, replacing the companies’ 1997 agreement. The new agreement extended Procter & Gamble’s obligation to fund our research under the new collaboration agreement through December 2005, with no further research obligations by either party thereafter. We and Procter & Gamble divided rights to the programs from the 1997 collaboration agreement that were no longer part of the companies’ collaboration. Under the December 2000 agreement, research support from Procter & Gamble was $2.5 million per quarter, plus annual adjustments for inflation, through December 2005.

In June 2005, we and Procter & Gamble amended our December 2000 collaboration agreement. Under the terms of the modified agreement, the two companies agreed that the research activities being pursued under the collaboration agreement were completed on June 30, 2005, six months prior to the December 31, 2005 expiration date in the collaboration agreement. Procter & Gamble agreed to make a one-time $5.6 million payment to Regeneron, which was received in July 2005, and to fund our research under the agreement through the second quarter of 2005. We agreed to pay Procter & Gamble approximately $1.0 million to acquire certain capital equipment owned by Procter & Gamble and located at our facilities. We and Procter & Gamble divided rights to research programs and preclinical product candidates that were developed during the research term of the collaboration. Neither party has the right to participate in the development or commercialization of the other party’s product candidates. We are entitled to receive royalties based on any future product sales of a Procter & Gamble preclinical candidate arising from the collaboration. Neither party is entitled to receive either royalties or other payments based on any other products arising from the December 2000 collaboration agreement.

Accounting for Stock-based Employee Compensation

Effective January 1, 2005, we adopted the fair value based method of accounting for stock-based employee compensation under the provisions of Statement of Financial Accounting Standards No. (SFAS) 123, Accounting for Stock-Based Compensation, using the modified prospective method as described in SFAS 148, Accounting for Stock-Based Compensation — Transition and Disclosure. As a result, effective January 1, 2005, we have been recognizing expense, in an amount equal to the fair value of share-based payments (including stock option awards) on their date of grant, over the vesting period of the awards. Under the modified prospective method, we recognize compensation expense for (a) all share based payments granted on or after January 1, 2005, (including replacement options granted under our stock option exchange program which concluded on January 5, 2005) and (b) all awards granted to employees prior to January 1, 2005 that were unvested on that date. Prior to the adoption of the fair value method, we accounted for stock-based compensation to employees under the intrinsic value method of accounting set forth in Accounting Principles Board Opinion No. (APB) 25, Accounting for Stock Issued to Employees, and related interpretations. Therefore, compensation expense related to employee stock options was not reflected in operating expenses in any period prior to the first quarter of 2005 and prior period operating results have not been restated. For the year ended December 31, 2005, non-cash stock-based employee compensation expense related to stock options awards (Stock Option Expense) totaled $20.0 million, of which $19.9 million was recognized in operating expenses and $0.1 million was capitalized in inventory.

Assumptions

We use the Black-Scholes model to estimate the fair value of each option granted under the Regeneron Pharmaceuticals, Inc. 2000 Long-Term Incentive Plan. Using this model, fair value is calculated based on assumptions with respect to (i) expected volatility of our Common Stock price, (ii) the periods of time over which employees and members of our board of directors are expected to hold their options prior to exercise (expected lives), (iii) expected dividend yield on our Common Stock, and (iv) risk-free interest rates, which are based on quoted U.S. Treasury rates for securities with maturities approximating the options’ expected lives. Expected volatility, which is re-evaluated at least quarterly, has been estimated based on actual movements in our stock price over the most recent historical periods equivalent to the options’ expected lives. Expected lives are principally based on our limited historical exercise experience with option grants with similar exercise prices. The expected dividend yield is zero as we have never paid dividends and do not currently anticipate paying any in the foreseeable future. The following table summarizes the weighted average values of the assumptions we used in computing the fair value of option grants during 2005, 2004 and 2003:

	2005	2004	2003

Expected volatility	71%	80%	80%
Expected lives from grant date	5.9 years	7.5 years	7.3 years
Dividend yield	0%	0%	0%
Risk-free interest rate	4.16%	4.03%	3.75%

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

The discussion of our results of operations for the years ended December 31, 2005 and 2004 includes certain financial measures that are calculated in a manner different from generally accepted accounting principles (GAAP) and are considered non-GAAP financial measures under United States Securities and Exchange Commission (SEC) rules. These non-GAAP financial measures for the year ended December 31, 2005 are: (1) pro forma net loss and pro forma net loss per share (basic and diluted), exclusive of Stock Option Expense, and (2) research and development expenses, general and administrative expenses, and contract manufacturing expenses, all exclusive of Stock Option Expense. Our management does not intend that the presentation of non-GAAP financial measures be considered in isolation or as a substitute for results prepared in accordance with GAAP.

Our management believes that the non-GAAP financial measures described above present helpful information to investors and other users of Regeneron’s financial statements by providing greater transparency about the nature of and trends in our operating expenses and net income (loss) and a more useful basis for comparing our operating results for the years ended December 31, 2005 and 2004. In addition, Regeneron’s management uses non-GAAP financial measures which exclude Stock Option Expense internally for operating, budgeting, and financial planning purposes. In our discussion below we have included tables which provide a reconciliation of the differences between these non-GAAP financial measures and the most directly comparable financial measures calculated and presented in accordance with GAAP.

Years Ended December 31, 2005 and 2004

Net Income (Loss):

Regeneron reported a net loss of $95.4 million, or $1.71 per share (basic and diluted), for the year ended December 31, 2005, compared with net income of $41.7 million, or $0.75 per basic share and $0.74 per diluted share, for 2004. Excluding Stock Option Expense, Regeneron had a pro forma net loss of $75.5 million, or $1.35 per share (basic and diluted), in 2005 as follows:

		Net Loss per Share —
For the year ended December 31, 2005	Net Loss	Basic and Diluted
	(In millions, except per share data)

Net loss, as reported	$(95.4)	$(1.71)
Add: Stock Option Expense	19.9	0.36

Pro forma net loss, exclusive of Stock Option Expense	$(75.5)	$(1.35)

Revenues:

Revenues for the years ended December 31, 2005 and 2004 consist of the following:

	2005	2004
	(In millions)

Contract research & development revenue
Sanofi-aventis	$43.4	$78.3
Novartis		22.1
Procter & Gamble	6.0	10.5
Other	3.1	2.2

Total contract research & development revenue	52.5	113.1

Research progress payments
Sanofi-aventis		25.0
Novartis		17.8

Total research progress payments		42.8

Contract manufacturing revenue	13.7	18.1

Total revenue	$66.2	$174.0

Our total revenue decreased to $66.2 million in 2005 from $174.0 million in 2004, due primarily to lower revenues related to our collaboration with sanofi-aventis on the VEGF Trap and the absence in the 2005 period of revenues related to our collaboration with Novartis on the IL-1 Trap which ended in 2004. Collaboration revenue earned from sanofi-aventis and Novartis is comprised of contract research and development revenue and research progress payments. Contract research and development revenue, as detailed below, consists partly of reimbursement for research and development expenses and partly of the recognition of revenue related to non-refundable, up-front payments. Non-refundable up-front payments are recorded as deferred revenue and recognized ratably over the period over which we are obligated to perform services in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104) (see Critical Accounting Policies and Significant Judgments and Estimates).

Contract research & development revenues earned from sanofi-aventis and Novartis for 2005 and 2004 were as follows:

		Up-front Payments to Regeneron
	2005 Regeneron		Amount	Deferred Revenue at	Total Revenue
	Expense	Total	Recognized	December 31,	Recognized
	Reimbursement	Payments	in 2005	2005	in 2005
	(In millions)

Sanofi-aventis	$33.9	$105.0	$9.5	$81.3	$43.4

		Up-front Payments to Regeneron
	2004 Regeneron		Amount	Deferred Revenue at	Total Revenue
	Expense	Total	Recognized	December 31,	Recognized
	Reimbursement	Payment	in 2004	2004	in 2004
	(In millions)

Sanofi-aventis	$67.8	$80.0	$10.5	$65.8	$78.3
Novartis	—	27.0	22.1	—	22.1

Total	$67.8	$107.0	$32.6	$65.8	$100.4

Sanofi-aventis’ reimbursement of Regeneron VEGF Trap expenses decreased in 2005 compared to 2004, primarily due to lower clinical supply manufacturing costs in 2005. We manufactured clinical supplies of the VEGF Trap throughout 2004, but only manufactured VEGF Trap clinical supplies during the fourth quarter of 2005. In the first quarter of 2004, Novartis provided notice of its intention not to proceed with the joint development of the IL-1 Trap and the remaining balance of the $27.0 million up-front payment received from Novartis in March 2003 was recognized as contract research and development revenue. Since the first quarter of 2004, we have not received, and do not expect to receive, any further contract research and development revenue from Novartis.

Contract research and development revenue earned from Procter & Gamble also decreased in 2005 compared to 2004, resulting from the June 2005 amendment to our December 2000 collaboration agreement with Procter & Gamble, as described above under “Collaborations — The Procter & Gamble Company.” Under the terms of the modified agreement, Procter & Gamble funded Regeneron’s research for the first two quarters of 2005, compared with a full year of collaborative research funding in 2004. We do not expect to receive any further contract research and development revenue from Procter & Gamble.

In December 2004, we earned a $25.0 million research progress payment from sanofi-aventis, which was received in January 2005, upon achievement of an early-stage VEGF Trap clinical milestone. In March 2004, Novartis forgave all of its outstanding loans, including accrued interest, to Regeneron totaling $17.8 million, based upon Regeneron’s achieving a pre-defined IL-1 Trap development milestone. These amounts were recognized as research progress payments in 2004.

Contract manufacturing revenue relates to our long-term agreement with Merck, which expires in October 2006, to manufacture a vaccine intermediate at our Rensselaer, New York facility. Contract manufacturing revenue decreased to $13.7 million in 2005 from $18.1 million in 2004, principally due to a decrease in product shipments to Merck in 2005 compared to 2004. Revenue and the related manufacturing expense are recognized as product is shipped, after acceptance by Merck. Included in contract manufacturing revenue in 2005 and 2004 are $1.4 million and $3.6 million, respectively, of deferred revenue associated with capital improvement reimbursements paid by Merck prior to commencement of production. This deferred revenue is being recognized as product is shipped to Merck based on the total amount of product expected to be shipped over the term of the agreement. In February 2005, we agreed to extend the manufacturing agreement by one year through October 2006. As a result, in 2005 we began recognizing the remaining deferred balance of Merck’s capital improvement reimbursements as of December 31, 2004, which totaled $2.7 million, as revenue as product is shipped to Merck, based upon Merck’s order quantities through October 2006.

  Expenses:

Total operating expenses increased to $190.6 million in 2005 from $168.4 million in 2004. Operating expenses in 2005 include a total of $19.9 million of Stock Option Expense, as follows:

	For the Year Ended December 31,
	2005			2004
	Expenses as	Stock Option	Expenses Exclusive of	Expenses as
Expenses	Reported	Expense	Stock Option Expense	Reported
	(In millions)

Research and development	$155.6	$11.9	$143.7	$136.1
Contract manufacturing	9.6	0.4	9.2	15.2
General and administrative	25.4	7.6	17.8	17.1

Total operating expenses	$190.6	$19.9	$170.7	$168.4

In addition, $0.1 million of Stock Option Expense was capitalized into inventory, for a total of $20.0 million of Stock Option Expense recognized during the year ended December 31, 2005. Stock Option Expense was not included in operating expenses in 2004, as reported in our Statement of Operations. In 2004, had we adopted the fair value based method of accounting for stock-based employee compensation under the provisions of SFAS 123, Stock Option Expense would have totaled $33.6 million. The decrease in total Stock Option Expense of $13.6 million in 2005 was partly due to lower exercise prices of annual employee option grants made by us in December 2004 in comparison to the exercise prices of annual grants in recent prior years. Exercise prices of these option grants were generally equal to the fair market value of our Common Stock on the date of grant. The decrease in Stock Option Expense in 2005 was also due, in part, to the exchange of options by eligible employees in connection with our stock option exchange program in January 2005, as the unamortized fair value of the surrendered options on the date of the exchange is being recognized as Stock Option Expense over a longer time period (the vesting period of the replacement options) in accordance with SFAS 123.

  Research and Development Expenses:

Research and development expenses, exclusive of Stock Option Expense, increased to $143.7 million for the year ended December 31, 2005 from $136.1 million for 2004. The following table summarizes the major categories of our research and development expenses for the years ended December 31, 2005 and 2004:

	For the Year Ended December 31,
	2005			2004
	Expenses as	Stock Option	Expenses Exclusive of	Expenses as
Research and development expenses	Reported	Expense	Stock Option Expense	Reported(2)
	(In millions)

Payroll and benefits	$59.2	$10.9	$48.3	$43.6
Clinical trial expenses	18.2	—	18.2	10.3
Clinical manufacturing costs (1)	33.6	1.0	32.6	36.4
Research and preclinical development costs	20.7	—	20.7	23.1
Occupancy and other operating costs	23.9	—	23.9	22.7

Total research and development	$155.6	$11.9	$143.7	$136.1

(1)	Represents the full cost of manufacturing drug for use in research, preclinical development, and clinical trials, including related payroll and benefits, manufacturing materials and supplies, depreciation, and occupancy costs of our Rensselaer manufacturing facility.

(2)	In 2004, research and development expenses as reported in our Statement of Operations did not include Stock Option Expense.

Payroll and benefits, exclusive of Stock Option Expense, increased $4.7 million in 2005 from 2004 due primarily to 2005 wage and salary increases, higher employee benefit costs, and severance costs (totaling $2.2 million in 2005) associated with our workforce reduction plan that we initiated in October 2005. Clinical trial expenses increased $7.9 million in 2005 from 2004 due primarily to higher IL-1 Trap costs associated with commencing clinical studies in new indications and discontinuing the Phase 2b study in adult rheumatoid arthritis. Clinical manufacturing costs, exclusive of Stock Option Expense, decreased $3.8 million in 2005 from 2004, as lower costs in 2005 related to manufacturing clinical supplies of the VEGF Trap and the IL-4/13 Trap were partly offset by higher costs related to manufacturing clinical supplies of the IL-1 Trap. Research and preclinical development costs decreased $2.4 million in 2005 from 2004, due primarily to lower VEGF Trap preclinical development costs and lower costs for general research supplies in 2005. Occupancy and other operating costs increased by $1.2 million in 2005 from 2004, due primarily to higher costs for utilities, taxes, and operating expenses associated with our leased research facilities in Tarrytown, New York.

  Contract Manufacturing Expenses:

Contract manufacturing expenses, exclusive of Stock Option Expense, decreased to $9.2 million in 2005, compared to $15.2 million in 2004, primarily because we shipped less product to Merck in 2005 and we incurred unfavorable manufacturing costs in 2004, which were expensed in the period incurred.

  General and Administrative Expenses:

General and administrative expenses, exclusive of Stock Option Expense, increased to $17.8 million in 2005 from $17.1 million in 2004, as 2005 administrative wage and salary increases, higher employee benefits costs and higher administrative facility costs were partly offset by (i) lower legal expenses related to Company litigation and general corporate matters and (ii) lower professional fees, principally associated with accounting and other services related to our first year of compliance in 2004 with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

  Other Income and Expense:

In June 2005, we and Procter & Gamble amended our collaboration agreement and agreed that the research activities of both companies under the collaboration agreement were completed. In connection with the amendment, Procter & Gamble made a one-time $5.6 million payment to us, which we recognized as other contract income in 2005. In January 2005, we and sanofi-aventis amended our collaboration agreement to exclude rights to develop and commercialize the VEGF Trap for intraocular delivery to the eye. In connection with the amendment, sanofi-aventis made a one-time $25.0 million payment to us, which we recognized as other contract income in 2005. In the first quarter of 2004, Novartis notified us of its decision to forgo its right under the collaboration to jointly develop the IL-1 Trap and subsequently paid us $42.75 million to satisfy its obligation to fund development costs for the IL-1 Trap for the nine-month period following its notification and for the two months prior to that notice. The $42.75 million was included in other contract income in 2004.

Investment income increased to $10.4 million in 2005 from $5.5 million in 2004, due primarily to higher effective interest rates on investment securities in 2005. Interest expense decreased slightly to $12.0 million in 2005 from $12.2 million in 2004. Interest expense is attributable primarily to $200.0 million of convertible notes issued in October 2001, which mature in 2008 and bear interest at 5.5% per annum.

  Years Ended December 31, 2004 and 2003

Revenues:

Revenues for the years ended December 31, 2004 and 2003 consist of the following:

	2004	2003
	(In millions)

Contract research & development revenue
Sanofi-aventis	$78.3	$14.3
Novartis	22.1	21.4
Procter & Gamble	10.5	10.6
Other	2.2	1.1

Total contract research & development revenue	113.1	47.4

Research progress payments
Sanofi-aventis	25.0
Novartis	17.8

Total research progress payments	42.8

Contract manufacturing revenue	18.1	10.1

Total revenue	$174.0	$57.5

Our total revenue increased to $174.0 million in 2004 from $57.5 million in 2003, due primarily to higher revenues related to our collaboration with sanofi-aventis on the VEGF Trap and our prior collaboration with Novartis on the IL-1 Trap. Collaboration revenue earned from sanofi-aventis and Novartis is comprised of contract research and development revenue and research progress payments. Contract research and development revenue, as detailed below, consists partly of reimbursement for research and development expenses and partly of the recognition of revenue related to non-refundable, up-front payments. Non-refundable up-front payments are recorded as deferred revenue and recognized ratably over the period over which we are obligated to perform services in accordance with SAB 104 (see Critical Accounting Policies and Significant Judgments and Estimates). In the first quarter of 2004, Novartis provided notice of its intention not to proceed with the joint development of the IL-1 Trap and the $22.1 million remaining balance of the $27.0 million up-front payment received from Novartis in March 2003 was recognized as contract research and development revenue.

Sanofi-aventis and Novartis contract research & development revenues for 2004 and 2003 were as follows:

	Up-front Payments to Regeneron
	2004 Regeneron			Deferred Revenue at	Total Revenue
	Expense	Total	Amount Recognized	December 31,	Recognized
	Reimbursement	Payment	in 2004	2004	in 2004
	(In millions)

Sanofi-aventis	$67.8	$80.0	$10.5	$65.8	$78.3
Novartis	—	27.0	22.1	—	22.1

Total	$67.8	$107.0	$32.6	$65.8	$100.4

	Up-front Payments to Regeneron
	2003 Regeneron			Deferred Revenue at	Total Revenue
	Expense	Total	Amount Recognized	December 31,	Recognized
	Reimbursement	Payment	in 2003	2003	in 2003
	(In millions)

Sanofi-aventis	$10.7	$80.0	$3.6	$76.4	$14.3
Novartis	16.5	27.0	4.9	22.1	21.4

Total	$27.2	$107.0	$8.5	$98.5	$35.7

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

Contract manufacturing revenue relates to our long-term agreement with Merck, which expires in October 2006. Contract manufacturing revenue increased to $18.1 million in 2004 from $10.1 million in 2003, principally due to an increase in product shipments to Merck in 2004 compared to 2003. Revenue and the related manufacturing expense are recognized as product is shipped, after acceptance by Merck. Included in contract manufacturing revenue in 2004 and 2003 are $3.6 million and $1.7 million, respectively, of deferred revenue associated with capital improvement reimbursements paid by Merck prior to commencement of production. This deferred revenue is being recognized as product is shipped to Merck based on the total amount of product expected to be shipped over the life of the manufacturing agreement. In February 2005, we agreed to extend the manufacturing agreement by one year through October 2006.

Research and Development Expenses:

Research and development expenses increased slightly to $136.1 million in 2004 from $136.0 million in 2003. The following table summarizes the major categories of our research and development expenses for the years ended December 31, 2004 and 2003:

	2004	2003
	(In millions)

Research and development expenses:
Payroll and benefits	$43.6	$38.5
Clinical trial expenses	10.3	25.0
Clinical manufacturing costs (1)	36.4	29.8
Research and preclinical development costs	23.1	19.6
Occupancy and other operating costs	22.7	23.1

Total research and development	$136.1	$136.0

(1)	Represents the full cost of manufacturing drug for use in research, preclinical development, and clinical trials, including related payroll and benefits, manufacturing materials and supplies, depreciation, and occupancy costs of our Rensselaer manufacturing facility.

Payroll and benefits increased $5.1 million in 2004 from 2003 as we added research and development personnel to support our clinical and research programs, especially for the VEGF Trap and IL-1 Trap. Clinical trial expenses decreased $14.7 million in 2004 from 2003 due primarily to the completion of the double-blind treatment portion of our AXOKINE phase 3 clinical trial for the treatment of obesity in 2003, the completion of other AXOKINE trials in 2004, and the completion of our IL-4/13 Trap phase 1 trial in 2004. These decreases were partly offset by higher clinical trial expenses related to our VEGF Trap and IL-1 Trap clinical programs. Clinical manufacturing costs increased $6.6 million in 2004 from 2003, as we manufactured supplies of our clinical product candidates in our expanded Rensselaer manufacturing facility for the full year of 2004. Research and preclinical development costs increased $3.5 million due primarily to higher preclinical development costs related to our VEGF Trap program and higher research-related costs for outside services in 2004 than in 2003. Occupancy and other operating costs decreased slightly by $0.4 million in 2004 from 2003 resulting primarily from lower depreciation costs due to extending the lease on our Tarrytown, New York facilities in early 2004.

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

Other Income and Expense:

In the first quarter of 2004, Novartis notified us of its decision to forego its right under our collaboration to jointly develop the IL-1 Trap and subsequently paid us $42.75 million to satisfy its obligation to fund development costs for the IL-1 Trap for the nine-month period following its notification and for the two months prior to that notice. The $42.75 million was included in other contract income in 2004.

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

Change in Classification

We have revised in our previously issued financial statements included in this Report on Form 10-K the classification of our investments in auction rate securities from cash and cash equivalents to short-term investments. Auction rate securities are securities that have stated maturities beyond three months, but are priced and traded as short-term investments due to the liquidity provided through the auction mechanism that generally resets interest rates every 28 or 35 days. The change in classification resulted in a decrease in cash and cash equivalents and corresponding increase in short-term marketable securities at each balance sheet date. In addition, we revised our statements of cash flows included in this Report on Form 10-K to reflect the purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. This change in classification had no impact on our previously reported current assets, net income (loss), or cash flows from operations. We held no auction rate securities at December 31, 2005.

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

Balance Sheet Impact at December 31, 2004 and 2003	2004	2003
	(In millions)

As originally reported:
Cash and cash equivalents	$101.2	$118.3
Short-term marketable securities	194.8	164.6

Total	$296.0	$282.9

Revised to reflect auction rate securities as short-term investments:
Cash and cash equivalents	$95.2	$97.5
Short-term marketable securities	200.8	185.4

Total	$296.0	$282.9

Statement of Cash Flows Impact for the three month, six month, and nine month periods ended March 31, June 30, and September 30, 2004, respectively, and the years ended December 31, 2004 and 2003

	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004	2003
	(In millions)

As originally reported:
Cash flows provided by (used in) investing activities	$70.2	$1.2	$(12.1)	$(4.6)	$(63.8)
Revised to reflect auction rate securities as short-term investments:
Cash flows provided by (used in) investing activities	$73.2	$4.2	$(4.7)	$10.2	$(49.6)

These revised amounts, as applicable, are reflected in this Annual Report on Form 10-K for the year ended December 31, 2005.

Years Ended December 31, 2005 and 2004

Cash Used in Operations:

At December 31, 2005, we had $316.7 million in cash, cash equivalents, and marketable securities compared with $348.9 million at December 31, 2004. In January 2006, we received a $25.0 million up-front payment from sanofi-aventis, which was receivable at December 31, 2005, in connection with an amendment to our collaboration agreement to include Japan. In January 2005, we received two $25.0 million payments from sanofi-aventis. One payment was related to a VEGF Trap clinical milestone that was earned in 2004. The second payment related to changes to our collaboration agreement with sanofi-aventis that were made in January 2005.

Net cash used in operations was $30.3 million in 2005 compared to $16.9 million in 2004. In 2005, our net loss of $95.4 million included $21.9 million of non-cash stock-based employee compensation costs, of which $19.9 million represents Stock Option Expense resulting from our adoption of SFAS 123 in January 2005. Our deferred revenue balances increased by $14.5 million in 2005 compared to 2004, due primarily to the January 2006 $25.0 million up-front payment from sanofi-aventis (as described above), which was receivable at December 31, 2005, partly offset by 2005 revenue recognition of $9.5 million from deferred sanofi-aventis up-front payments. In addition, end-of-year accounts receivable balances decreased by $6.6 million in 2005 compared to 2004, due to lower amounts due from sanofi-aventis for reimbursement of VEGF Trap development expenses and the June 2005 completion of funding for Regeneron research activities under our collaboration with Procter & Gamble. In 2004, our net income of $41.7 million included (i) the March 2004 forgiveness of all outstanding loans from Novartis in an amount, including accrued interest, of $17.8 million, which we recognized as a research progress payment and (ii) revenue recognition of (a) $10.5 million from the deferred $80.0 million up-front payment received from sanofi-aventis in September 2003 and (b) $22.1 million which represents the remaining deferred balance of the $27.0 million up-front payment received from Novartis in March 2003. In addition, end-of-year accounts receivable balances increased by $27.6 million in 2004 due primarily to the $25.0 million milestone payment from sanofi- aventis that was earned in 2004 and paid in January 2005. The majority of cash used in operations in both 2005 and 2004 was to fund research and development, primarily related to our clinical programs.

In connection with our collaboration agreement with sanofi-aventis to jointly develop and commercialize the VEGF Trap, we have received up-front payments of $80.0 million in September 2003 and $25.0 million in January 2006 (which was receivable at December 31, 2005). Both up-front payments were recorded to deferred revenue and are being recognized as contract research and development revenue ratably over the period during which we expect to perform services. In 2005 and 2004, we recognized $9.5 million and $10.5 million of revenue, respectively, related to these up-front payments and we anticipate, based on current VEGF Trap product development plans, that we will recognize approximately $12.2 million of revenue over each of the next 6 years and approximately $2.8 million for the subsequent 3 years. Under the collaboration agreement, agreed upon worldwide development expenses incurred by both companies under the agreement will be funded by sanofi-aventis. Sanofi-aventis funded $43.4 million, $67.8 million, and $10.7 million, respectively, of our VEGF Trap development costs in 2005, 2004, and 2003, of which $10.5 million, $13.9 million, and $8.9 million, respectively, were included in accounts receivable as of December 31, 2005, 2004, and 2003.

In both 2005 and 2004, we made two semi-annual interest payments totaling $11.0 million per year on our convertible senior subordinated notes.

Cash Provided by Investing Activities:

Net cash provided by investing activities increased to $115.5 million in 2005 from $10.2 million in 2004, due primarily to an increase in sales or maturities of marketable securities, net of purchases. In 2005, sales or maturities of marketable securities exceeded purchases by $120.5 million, whereas in 2004, sales or maturities of marketable securities exceeded purchases by $16.4 million.

Cash Provided by Financing Activities:

Cash provided by financing activities decreased to $4.1 million in 2005 from $4.4 million in 2004. In 2005, cash provided by financing activities resulted from issuances of Common Stock in connection with exercises of employee stock options. In 2004, cash provided by financing activities related primarily to 2004 borrowings under a loan from Novartis. In accordance with our collaboration agreement with Novartis, we elected to fund our share of 2003 IL-1 Trap development expenses through a loan that was forgiven by Novartis in March 2004, as described above. In the first quarter of 2004, we drew $3.8 million, excluding interest, against this loan facility for expenses incurred during 2003.

Collaboration with the sanofi-aventis Group:

Under our collaboration agreement with sanofi-aventis, as described under “Collaborations” above, agreed upon worldwide VEGF Trap development expenses incurred by both companies during the term of the agreement, including costs associated with the manufacture of clinical drug supply, will be funded by sanofi-aventis. If the collaboration becomes profitable, we will be obligated to reimburse sanofi-aventis for 50% of these development expenses, including 50% of the $25.0 million payment received in connection with the January 2005 amendment to our collaboration agreement, in accordance with a formula based on the amount of development expenses and our share of the collaboration profits and Japan royalties, or at a faster rate at our option. In addition, if the first commercial sale of a VEGF Trap product for intraocular delivery to the eye predates the first commercial sale of a VEGF Trap product under the collaboration by two years, we will begin reimbursing sanofi-aventis for up to $7.5 million of VEGF Trap development expenses in accordance with a formula until the first commercial VEGF Trap sale under the collaboration occurs. Since inception of the collaboration agreement through December 31, 2005, we and sanofi-aventis have incurred $130.5 million in agreed upon development expenses related to the VEGF Trap program. We and sanofi-aventis plan to initiate in 2006 multiple additional clinical studies to evaluate the VEGF Trap as both a single agent and in combination with other therapies in various cancer indications.

Sanofi-aventis has the right to terminate the agreement without cause with at least twelve months advance notice. Upon termination of the agreement for any reason, any remaining obligation to reimburse sanofi-aventis for 50% of the VEGF Trap development expenses will terminate and we will retain all rights to the VEGF Trap.

Severance Costs:

In September 2005, we announced plans to reduce our workforce by approximately 165 employees in connection with narrowing the focus of our research and development efforts, substantial improvements in manufacturing productivity, the June 2005 expiration of our collaboration with Procter & Gamble, and the expected completion of contract manufacturing for Merck in late 2006. The majority of the headcount reduction occurred in the fourth quarter of 2005, with the remainder planned for 2006 following the completion of our contract manufacturing activities for Merck.

Costs associated with the workforce reduction are comprised principally of severance payments and related payroll taxes, employee benefits, and outplacement services. Termination costs related to 2005 workforce reductions were expensed in the fourth quarter of 2005, and included $0.2 million of non-cash expenses due to the accelerated vesting of certain stock options and restricted stock held by affected employees. Estimated termination costs associated with the planned workforce reduction in 2006 were measured in October 2005 and are being expensed ratably over the expected service period of the affected employees in accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. We estimate that total costs associated with the 2005 and planned 2006 workforce reductions will approximate $2.7 million, of which $2.2 million was charged to expense in 2005 and approximately $0.5 million will be recognized as expense in 2006. We anticipate cost savings of approximately $8 million in 2006 resulting from the implementation of our workforce reduction plans.

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

Capital Expenditures:

Our additions to property, plant, and equipment totaled $4.7 million in 2005, $6.0 million in 2004, and $16.9 million in 2003. In 2006, we expect to incur approximately $5 to $7 million in capital expenditures which primarily consists of equipment for our manufacturing, development, and research activities.

Funding Requirements:

Our total expenses for research and development from inception through December 31, 2005 have been approximately $1,013 million. We have entered into various agreements related to our activities to develop and commercialize product candidates and utilize our technology platforms, including collaboration agreements, such as those with sanofi-aventis, Novartis, and Procter & Gamble, and agreements to use our Velocigenetm technology platform, such as our agreement with Serono S.A. We incurred expenses associated with these agreements, which include an allocable portion of general and administrative costs, of $42.2 million, $75.3 million, and $56.0 million in 2005, 2004, and 2003, respectively.

We expect to continue to incur substantial funding requirements primarily for research and development activities (including preclinical and clinical testing). We currently anticipate that approximately 55%-65% of our expenditures for 2006 will be directed toward the preclinical and clinical development of product candidates, including the VEGF Trap, VEGF Trap-Eye, and IL-1 Trap; approximately 20%-25% of our expenditures for 2006 will be applied to our basic research activities and the continued development of our novel technology platforms; and the remainder of our expenditures for 2006 will be used for capital expenditures and general corporate purposes.

In connection with our funding requirements, the following table summarizes our contractual obligations as of December 31, 2005 for leases and long-term debt. None of these obligations extend beyond 3 years.

		Payments Due by Period
		Less than	1 to 3
	Total	one year	years
		(In millions)

Convertible Senior Subordinated Notes Payable (1)	$233.0	$11.0	$222.0
Operating Leases (2)	13.0	4.8	8.2

(1)	Includes amounts representing interest.

(2)	Excludes future contingent rental costs for utilities, real estate taxes, and operating expenses. In 2005, these costs were $9.5 million.

In connection with certain clinical trial contracts with service providers, we may incur early termination penalties if the contracts are cancelled before agreed-upon services are completed.

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

We believe that our existing capital resources will enable us to meet operating needs through at least mid-2008. However, this is a forward-looking statement based on our current operating plan, and there may be a change in projected revenues or expenses that would lead to our capital being consumed significantly before such time. If there is insufficient capital to fund all of our planned operations and activities, we believe we would prioritize available capital to fund preclinical and clinical development of our product candidates. We have no off-balance sheet arrangements and do not guarantee the obligations of any other entity. As of December 31, 2005, we had no established banking arrangements through which we could obtain short-term financing or a line of credit. In the event we need additional financing for the operation of our business, we will consider collaborative arrangements and additional public or private financing, including additional equity financing. In January 2005, we filed a shelf registration statement on Form S-3 to sell, in one or more offerings, up to $200.0 million of equity or debt securities, together or separately, which registration statement was declared effective in February 2005. However, there is no assurance that we will be able to complete any such offerings of securities. Factors influencing the availability of additional financing include our progress in product development, investor perception of our prospects, and the general condition of the financial markets. We may not be able to secure the necessary funding through new collaborative arrangements or additional public or private offerings. If we cannot raise adequate funds to satisfy our capital requirements, we may have to delay, scale-back, or eliminate certain of our research and development activities or future operations. This could harm our business.

Critical Accounting Policies and Significant Judgments and Estimates

Revenue Recognition:

We recognize revenue from contract research and development and research progress payments in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104) and Emerging Issues Task Force 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (EITF 00-21). During the third quarter of 2003, we elected to change the method we use to recognize revenue under SAB 104 related to non-refundable collaborator payments, including up-front licensing payments, payments for development activities, and research progress (milestone) payments, to the Substantive Milestone Method, adopted retroactively to January 1, 2003. Under this method, for non-refundable up-front license payments that are not tied to achieving a specific performance milestone or for which an estimated level of required effort is not available, we recognize revenue ratably over the estimated period of time during which we expect to perform services under the agreement based on research and development plans. These estimated time periods are updated based on the results and progress of our research and development activities and revisions to these estimates could result in changes to the amount of revenue recognized each year in the future. In addition, if a collaborator terminates the agreement in accordance with the terms of the contract, we would recognize the remainder of the up-front payment at the time of the termination. Payments for development activities are recognized as revenue as earned, over the period of effort. Payments which are based on achieving a specific substantive performance milestone, involving a degree of risk, are recognized as revenue when the milestone is achieved and the related payment is due and non-refundable, provided there is no future service obligation associated with that milestone, a reasonable amount of time has passed between receipt of an up-front payment and achievement of the milestone, and the amount of the milestone payment is reasonable in relation to the effort, value, and risk associated with achieving the milestone. Previously, we had recognized revenue from non-refundable collaborator payments based on the percentage of costs incurred to date, estimated costs to complete, and total expected contract revenue. However, the revenue recognized was limited to the amount of non-refundable payments received. The change in accounting method was made because we believe that it better reflects the substance of our collaborative agreements and is more consistent with current practices in the biotechnology industry.

In connection with our VEGF Trap collaboration agreement with sanofi-aventis, we received non-refundable up-front payments of $80.0 million in September 2003 at the collaboration’s inception and $25.0 million in January 2006 in connection with the December 2005 amendment to the collaboration agreement to include Japan. These up-front payments were recorded to deferred revenue and are being recognized as contract research and development revenue over the period over which we are obligated to perform services. Also, in connection with our collaboration agreement with Novartis, in the first quarter of 2004, Novartis provided notice of its intention not to proceed with the joint development of the IL-1 Trap. Accordingly, the remaining balance of the $27.0 million up-front payment, or $22.1 million, was recognized as contract research and development revenue.

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

In February 2005, we agreed to extend the manufacturing agreement by one year through October 2006. As a result, in 2005 we began recognizing the remaining deferred balance of Merck’s capital improvement reimbursements as of December 31, 2004, which totaled $2.7 million, as revenue as product is shipped to Merck, based upon Merck’s order quantities through October 2006.

Clinical Trial Accrual Estimates:

For each clinical trial that we conduct, certain clinical trial costs, which are included in research and development expenses, are expensed based on the expected total number of patients in the trial, the rate at which patients enter the trial, and the period over which clinical investigators or contract research organizations are expected to provide services. We believe that this method best aligns the expenses we record with the efforts we expend on a clinical trial. During the course of a trial, we adjust our rate of clinical expense recognition if actual results differ from our estimates. No material adjustments to our past clinical trial accrual estimates were made during the years ended December 31, 2005, 2004, and 2003.

Depreciation of Property, Plant, and Equipment:

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

Building and improvements	7-30 years
Laboratory and computer equipment	3-5 years
Furniture and fixtures	5 years

Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the assets. Costs of construction of certain long-lived assets include capitalized interest which is amortized over the estimated useful life of the related asset.

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

Stock-based Employee Compensation:

Effective January 1, 2005, we adopted the fair value based method of accounting for stock-based employee compensation under the provisions of SFAS 123, Accounting for Stock-Based Compensation, using the modified prospective method as described in SFAS 148, Accounting for Stock-Based Compensation — Transition and Disclosure. As a result, effective January 1, 2005, we have been recognizing expense, in an amount equal to the fair value of share-based payments (including stock option awards) on their date of grant, over the vesting period of the awards. Under the modified prospective method, we recognize compensation expense for (a) all share based payments granted on or after January 1, 2005, (including replacement options granted under our stock option exchange program which concluded on January 5, 2005) and (b) all awards granted to employees prior to January 1, 2005 that were unvested on that date. Prior to the adoption of the fair value method, we accounted for stock-based compensation to employees under the intrinsic value method of accounting set forth in APB 25, Accounting for Stock Issued to Employees, and related interpretations. Therefore, compensation expense related to employee stock options was not reflected in operating expenses in any period prior to the first quarter of 2005 and prior period operating results have not been restated.

We use the Black-Scholes model to estimate the fair value of each option granted under the Regeneron Pharmaceuticals, Inc. 2000 Long-Term Incentive Plan. Using this model, fair value is calculated based on assumptions with respect to (i) expected volatility of our Common Stock price, (ii) the periods of time over which employees and members of our board of directors are expected to hold their options prior to exercise (expected lives), (iii) expected dividend yield on our Common Stock, and (iv) risk-free interest rates, which are based on quoted U.S. Treasury rates for securities with maturities approximating the options’ expected lives. Expected volatility, which is re-evaluated at least quarterly, has been estimated based on actual movements in our stock price over the most recent historical periods equivalent to the options’ expected lives. Expected lives are principally based on our limited historical exercise experience with option grants with similar exercise prices. The expected dividend yield is zero as we have never paid dividends and do not currently anticipate paying any in the foreseeable future.

Future Impact of Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board issued SFAS 123R, Share-Based Payment. SFAS 123R is a revision of SFAS 123, Accounting for Stock-Based Compensation (which we adopted effective January 1, 2005), and supersedes APB 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, and requires the recognition of compensation expense in an amount equal to the fair value of the share-based payment (including stock options and restricted stock) issued to employees. SFAS 123R is effective for fiscal years beginning after June 15, 2005. In March 2005, the U.S. Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB 107) which expresses views of the SEC staff regarding the application of SFAS 123R. Among other things, SAB 107 provides interpretive guidance related to the interaction between SFAS 123R and certain SEC rules and regulations as well as the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. We are required to adopt SFAS 123R effective for the fiscal year beginning January 1, 2006, and intend to do so using the modified prospective method. Under the modified prospective method, compensation cost is recognized beginning with the effective date based on (a) the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. In addition, we will consider the guidance of SAB 107 as we adopt SFAS 123R. Although the impact of adopting SFAS 123R has not yet been quantified, management believes that the adoption of this standard may have a material impact on our financial statements.

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. SFAS 154 replaces APB 20, Accounting Changes, and SFAS 3, Reporting Accounting Changes in Interim Financial Statements, and requires retrospective application to prior-period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of a change. SFAS 154 also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We are required to adopt the provisions of SFAS 154, as applicable, beginning January 1, 2006.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

Our earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from our investment of available cash balances in investment grade corporate, asset-backed, and U.S. government securities. We do not believe we are materially exposed to changes in interest rates. Under our current policies we do not use interest rate derivative instruments to manage exposure to interest rate changes. We estimated that a one percent change in interest rates would result in changes in the fair market value of our investment portfolio of approximately $0.5 million and $1.4 million at December 31, 2005 and 2004, respectively. The decrease in the impact of an interest rate change at December 31, 2005, compared to December 31, 2004, is due primarily to the shorter duration of our investment portfolio at the end of 2005.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ( the “Exchange Act” ) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our chief executive officer and chief financial officer each concluded that, as of the end of such period, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported on a timely basis, and is accumulated and communicated to the Company’s management, including the Company’s chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation our management has concluded that our internal control over financial reporting was effective as of December 31, 2005. PricewaterhouseCoopers LLP, our independent registered public accounting firm, has issued a report on management’s assessment and the effectiveness of our internal control over financial reporting as of December 31, 2005, which report is included herein at page F-2.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met and cannot detect all deviations. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or deviations, if any, within the company have been detected. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Item 9B.	Other Information

None

PART III

Item 10.	Directors and Officers of the Registrant

The information required by this item (other than the information set forth in the next paragraph in this Item 10) will be included under the captions “Election of Directors,” “Board Committees and Meetings,” “Executive Officers of the Company,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” in our

definitive proxy statement with respect to our 2006 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.

We have adopted a code of business conduct and ethics that applies to our officers, directors, and employees. The full text of our code of business conduct and ethics can be found on the Company’s website (http://www.regn.com) under the Investor Relations heading.

Item 11.	Executive Compensation

The information called for by this item will be included under the captions “Executive Compensation” and “Compensation of Directors” in our definitive proxy statement with respect to our 2006 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The information called for by this item will be included under the captions “Stock Ownership of Executive Officers and Directors” and “Stock Ownership of Certain Beneficial Owners” in our definitive proxy statement with respect to our 2006 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

The information called for by this item will be included under the caption “Certain Relationships and Related Transactions” in our definitive proxy statement with respect to our 2006 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information called for by this item will be included under the caption “Information about Fees Paid to Independent Registered Public Accounting Firm” in our definitive proxy statement with respect to our 2006 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.

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

 3.  Exhibits

Exhibit
Number		Description

3.1		(a)	—	Restated Certificate of Incorporation of Regeneron Pharmaceuticals, Inc. as of June 21, 1991.
3	.1.1	(b)	—	Certificate of Amendment of the Restated Certificate of Incorporation of Regeneron Pharmaceuticals, Inc., as of October 18, 1996.
3	.1.2	(c)	—	Certificate of Amendment of the Certificate of Incorporation of Regeneron Pharmaceuticals, Inc., as of December 17, 2001.
3.2		(d)	—	By-Laws of the Company, currently in effect (amended through November 12, 2004).

Exhibit
Number		Description

10.1		(e)	—	1990 Amended and Restated Long-Term Incentive Plan.
10.2		(f)	—	2000 Long-Term Incentive Plan.
10	.3.1	(g)	—	Amendment No. 1 to 2000 Long-Term Incentive Plan, effective as of June 14, 2002.
10	.3.2	(g)	—	Amendment No. 2 to 2000 Long-Term Incentive Plan, effective as of December 20, 2002.
10	.3.3	(h)	—	Amendment No. 3 to 2000 Long-Term Incentive Plan, effective as of June 14, 2004.
10	.3.4	(i)	—	Amendment No. 4 to 2000 Long-Term Incentive Plan, effective as of November 15, 2004.
10	.3.5	(j)	—	Form of option agreement and related notice of grant for use in connection with the grant of options to the Registrant’s non-employee directors and named executive officers.
10	.3.6	(j)	—	Form of option agreement and related notice of grant for use in connection with the grant of options to the Registrant’s executive officers other than the named executive officers.
10	.3.7	(k)	—	Form of restricted stock award agreement and related notice of grant for use in connection with the grant of restricted stock awards to the Registrant’s executive officers.
10	.4*	(l)	—	Manufacturing Agreement dated as of September 18, 1995, between the Company and Merck & Co., Inc.
10	.4.1*	(d)	—	Amendment No. 1 to the Manufacturing Agreement between the Company and Merck & Co., Inc., effective as of September 18, 1995.
10	.4.2*	(d)	—	Amendment No. 2 to the Manufacturing Agreement between the Company and Merck & Co., Inc., effective as of October 24, 1996.
10	.4.3*	(d)	—	Amendment No. 3 to the Manufacturing Agreement between the Company and Merck & Co., Inc., effective as of December 9, 1999.
10	.4.4*	(d)	—	Amendment No. 4 to the Manufacturing Agreement between the Company and Merck & Co., Inc., effective as of July 18, 2002.
10	.4.5*	(d)	—	Amendment No. 5 to the Manufacturing Agreement between the Company and Merck & Co., Inc., effective as of January 1, 2005.
10.5		(m)	—	Rights Agreement, dated as of September 20, 1996, between Regeneron Pharmaceuticals, Inc. and Chase Mellon Shareholder Services LLC, as Rights Agent, including the form of Rights Certificate as Exhibit B thereto.
10.6		(g)	—	Employment Agreement, dated as of December 20, 2002, between the Company and Leonard S. Schleifer, M.D., Ph.D.
10	.7*	(d)	—	Employment Agreement, dated as of December 31, 1998, between the Company and P. Roy Vagelos, M.D.
10.8		(s)	—	Regeneron Pharmaceuticals, Inc. Change in Control Severance Plan, effective as of February 1, 2006.
10.9		(n)	—	Indenture, dated as of October 17, 2001, between Regeneron Pharmaceuticals, Inc. and American Stock Transfer & Trust Company, as trustee.
10.10		(n)	—	Registration Rights Agreement, dated as of October 17, 2001, among Regeneron Pharmaceuticals, Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Robertson Stephens, Inc.
10	.11*	(o)	—	IL-1 License Agreement, dated June 26, 2002, by and among the Company, Immunex Corporation, and Amgen Inc.
10	.12*	(p)	—	Collaboration, License and Option Agreement, dated as of March 28, 2003, by and between Novartis Pharma AG, Novartis Pharmaceuticals Corporation, and the Company.
10	.13*	(q)	—	Collaboration Agreement, dated as of September 5, 2003, by and between Aventis Pharmaceuticals Inc. and Regeneron Pharmaceuticals, Inc.
10	.13.1*	(d)	—	Amendment No. 1 to Collaboration Agreement, by and between Aventis Pharmaceuticals Inc. and Regeneron Pharmaceuticals, Inc., effective as of December 31, 2004.

Exhibit
Number		Description

10	.13.2	(r)	—	Amendment No. 2 to Collaboration Agreement, by and between Aventis Pharmaceuticals Inc. and Regeneron Pharmaceuticals, Inc., effective as of January 7, 2005.
10	.13.3*		—	Amendment No. 3 to Collaboration Agreement, by and between Aventis Pharmaceuticals Inc. and Regeneron Pharmaceuticals, Inc., effective as of December 21, 2005.
10	.13.4*		—	Amendment No. 4 to Collaboration Agreement, by and between sanofi-aventis U.S., LLC (successor in interest to Aventis Pharmaceuticals, Inc.) and Regeneron Pharmaceuticals, Inc., effective as of January 31, 2006.
10.14		(q)	—	Stock Purchase Agreement, dated as of September 5, 2003, by and between Aventis Pharmaceuticals Inc. and Regeneron Pharmaceuticals, Inc.
12.1			—	Statement re: computation of ratio of earnings to combined fixed charges of Regeneron Pharmaceuticals, Inc.
23.1			—	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
31.1			—	Certification of CEO pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934.
31.2			—	Certification of CFO pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934.
32			—	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.

Description:

(a)	Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc. for the quarter ended June 30, 1991, filed August 13, 1991.

(b)	Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc. for the quarter ended September 30, 1996 filed November 5, 1996.

(c)	Incorporated by reference from the Form 10-K for Regeneron Pharmaceuticals, Inc. for the fiscal year ended December 31, 2001, filed March 22, 2002.

(d)	Incorporated by reference from the Form 10-K for Regeneron Pharmaceuticals, Inc. for the fiscal year ended December 31, 2004, filed March 11, 2005.

(e)	Incorporated by reference from the Company’s registration statement on Form S-1 (file number 33-39043).

(f)	Incorporated by reference from the Form 10-K for Regeneron Pharmaceuticals, Inc., for the quarter ended December 31, 2001, filed March 22, 2002.

(g)	Incorporated by reference from the Form 10-K for Regeneron Pharmaceuticals, Inc., for the fiscal year ended December 31, 2002, filed March 31, 2003.

(h)	Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc. for the quarter ended June 30, 2004, filed August 5, 2004.

(i)	Incorporated by reference from the Form 8-K for Regeneron Pharmaceuticals, Inc., filed November 17, 2004.

(j)	Incorporated by reference from the Form 8-K for Regeneron Pharmaceuticals, Inc., filed December 16, 2005.

(k)	Incorporated by reference from the Form 8-K for Regeneron Pharmaceuticals, Inc., filed December 13, 2004.

(l)	Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc. for the quarter ended September 30, 1995, filed November 14, 1995.

(m)	Incorporated by reference from the Form 8-A for Regeneron Pharmaceuticals, Inc., filed October 15, 1996.

(n)	Incorporated by reference from the Company’s registration statement on Form S-3 (file number 333-74464).

(o)	Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc. for the quarter ended June 30, 2002, filed August 13, 2002.

(p)	Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc. for the quarter ended March 31, 2003, filed May 15, 2003.

(q)	Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc. for the quarter ended September 30, 2003, filed November 11, 2003.

(r)	Incorporated by reference from the Form 8-K for Regeneron Pharmaceuticals, Inc., filed January 11, 2005.

(s)	Incorporated by reference from the Form 8-K for Regeneron Pharmaceuticals, Inc., filed January 25, 2006.

*	Portions of this document have been omitted and filed separately with the Commission pursuant to requests for confidential treatment pursuant to Rule 24b-2.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Regeneron Pharmaceuticals, Inc.

By:	/s/ Leonard S. Schleifer
Leonard S. Schleifer, M.D., Ph.D.
President and Chief Executive Officer

Dated:	New York, New York
February 28, 2006

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title

/s/ Leonard S. Schleifer Leonard S. Schleifer, M.D., Ph.D.	President, Chief Executive Officer, and Director (Principal Executive Officer)

/s/ Murray A. Goldberg Murray A. Goldberg	Senior Vice President, Finance & Administration, Chief Financial Officer, Treasurer, and Assistant Secretary (Principal Financial Officer)

/s/ Douglas S. McCorkle Douglas S. McCorkle	Controller and Assistant Treasurer (Principal Accounting Officer)

/s/ George D. Yancopoulos George D. Yancopoulos M.D., Ph.D	Executive Vice President, Chief Scientific Officer, President, Regeneron Research Laboratories, and Director

/s/ P. Roy Vagelos P. Roy Vagelos M.D.	Chairman of the Board

/s/ Charles A. Baker Charles A. Baker	Director

/s/ Michael S. Brown Michael S. Brown M.D.	Director

Signature	Title

/s/ Alfred G. Gilman Alfred G. Gilman M.D., Ph.D.	Director

/s/ Joseph L. Goldstein Joseph L. Goldstein, M.D.	Director

/s/ Arthur F. Ryan Arthur F. Ryan	Director

/s/ Eric M. Shooter Eric M. Shooter, Ph.D.	Director

/s/ George L. Sing George L. Sing	Director

REGENERON PHARMACEUTICALS, INC.

INDEX TO FINANCIAL STATEMENTS

Page
Numbers

REGENERON PHARMACEUTICALS, INC
Report of Independent Registered Public Accounting Firm	F-2 to F-3
Balance Sheets at December 31, 2005 and 2004	F-4
Statements of Operations for the years ended December 31, 2005, 2004, and 2003	F-5
Statements of Stockholders’ Equity for the years ended December 31, 2005, 2004, and 2003	F-6 to F-7
Statements of Cash Flows for the years ended December 31, 2005, 2004, and 2003	F-8
Notes to Financial Statements	F-9 to F-35

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Regeneron Pharmaceuticals, Inc.:

We have completed integrated audits of Regeneron Pharmaceuticals, Inc.’s 2005 and 2004 financial statements and of its internal control over financial reporting as of December 31, 2005 and an audit of its 2003 financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Financial statements

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Regeneron Pharmaceuticals, Inc. at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

New York, New York
February 27, 2006

REGENERON PHARMACEUTICALS, INC.

BALANCE SHEETS
December 31, 2005 and 2004

	2005	2004
	(In thousands,
	except share data)

ASSETS
Current assets
Cash and cash equivalents	$184,508	$95,229
Marketable securities	114,037	200,753
Accounts receivable	36,521	43,102
Prepaid expenses and other current assets	3,422	1,642
Inventory	2,904	3,229

Total current assets	341,392	343,955
Marketable securities	18,109	52,930
Property, plant, and equipment, at cost, net of accumulated depreciation and amortization	60,535	71,239
Other assets	3,465	4,984

Total assets	$423,501	$473,108

LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$23,337	$18,872
Deferred revenue, current portion	17,020	15,267

Total current liabilities	40,357	34,139
Deferred revenue	69,142	56,426
Notes payable	200,000	200,000

Total liabilities	309,499	290,565

Commitments and contingencies
Stockholders’ equity
Preferred stock, $.01 par value; 30,000,000 shares authorized; issued and outstanding — none
Class A Stock, convertible, $.001 par value; 40,000,000 shares authorized; shares issued and outstanding — 2,347,073 in 2005 and 2,358,373 in 2004	2	2
Common Stock, $.001 par value; 160,000,000 shares authorized; shares issued and outstanding — 54,092,268 in 2005 and 53,502,004 in 2004	54	54
Additional paid-in capital	700,011	675,389
Unearned compensation	(315)	(2,299)
Accumulated deficit	(585,280)	(489,834)
Accumulated other comprehensive loss	(470)	(769)

Total stockholders’ equity	114,002	182,543

Total liabilities and stockholders’ equity	$423,501	$473,108

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2005, 2004, and 2003

	2005	2004	2003
	(In thousands, except per share data)

Revenues
Contract research and development	$52,447	$113,157	$47,366
Research progress payments		42,770
Contract manufacturing	13,746	18,090	10,131

	66,193	174,017	57,497

Expenses
Research and development	155,581	136,095	136,024
Contract manufacturing	9,557	15,214	6,676
General and administrative	25,476	17,062	14,785

	190,614	168,371	157,485

Income (loss) from operations	(124,421)	5,646	(99,988)

Other income (expense)
Other contract income	30,640	42,750
Investment income	10,381	5,478	4,462
Interest expense	(12,046)	(12,175)	(11,932)

	28,975	36,053	(7,470)

Net income (loss)	$(95,446)	$41,699	$(107,458)

Net income (loss) per share:
Basic	$(1.71)	$0.75	$(2.13)
Diluted	$(1.71)	$0.74	$(2.13)
Weighted average shares outstanding:
Basic	55,950	55,419	50,490
Diluted	55,950	56,172	50,490

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2005, 2004, and 2003

								Accumulated
					Additional			Other	Total
	Class A Stock		Common Stock		Paid-in	Unearned	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Income (Loss)	Equity	Income (Loss)
	(In thousands)

Balance, December 31, 2002	2,491	$2	41,746	$42	$573,184	$(3,643)	$(424,075)	$471	$145,981
Issuance of Common Stock in connection with exercise of stock options, net of shares tendered			601		1,941				1,941
Issuance of Common Stock to Novartis Pharma AG			7,527	8	47,992				48,000
Issuance of Common Stock to the sanofi-aventis Group			2,800	3	44,997				45,000
Issuance of Common Stock to Merck & Co. Inc.			109		1,500				1,500
Issuance of Common Stock in connection with Company 401(k) Savings Plan contribution			43		747				747
Conversion of Class A Stock to Common Stock	(125)		125
Issuance of restricted Common Stock under Long-Term Incentive Plan, net of forfeitures			215		2,757	(2,757)
Stock-based compensation expense						2,299			2,299
Net loss, 2003							(107,458)		(107,458)	$(107,458)
Change in net unrealized gain (loss) on marketable securities								(367)	(367)	(367)

Balance, December 31, 2003	2,366	2	53,166	53	673,118	(4,101)	(531,533)	104	137,643	$(107,825)

Issuance of Common Stock in connection with exercise of stock options, net of shares tendered			286	1	1,501				1,502
Repurchase of Common Stock from Merck & Co., Inc.			(109)		(888)				(888)
Issuance of Common Stock in connection with Company 401(k) Savings Plan contribution			64		917				917
Conversion of Class A Stock to Common Stock	(8)		8
Issuance of restricted Common Stock under Long-Term Incentive Plan, net of forfeitures			87		741	(741)
Stock-based compensation expense						2,543			2,543
Net income, 2004							41,699		41,699	$41,699
Change in net unrealized gain (loss) on marketable securities								(873)	(873)	(873)

Balance, December 31, 2004	2,358	2	53,502	54	675,389	(2,299)	(489,834)	(769)	182,543	$40,826

(Continued)

REGENERON PHARMACEUTICALS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY — (Continued)
For the Years Ended December 31, 2005, 2004, and 2003

								Accumulated
					Additional			Other	Total
	Class A Stock		Common Stock		Paid-in	Unearned	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Income (Loss)	Equity	Income (Loss)
	(In thousands)

Issuance of Common Stock in connection with exercise of stock options, net of shares tendered			494		4,081				4,081
Issuance of Common Stock in connection with Company 401(k) Savings Plan contribution			90		632				632
Conversion of Class A Stock to Common Stock	(11)		11
Forfeitures of restricted Common Stock under Long-Term Incentive Plan			(5)		(54)	54
Stock-based compensation expense					19,963	1,930			21,893
Net loss, 2005							(95,446)		(95,446)	$(95,446)
Change in net unrealized gain (loss) on marketable securities								299	299	299

Balance, December 31, 2005	2,347	$2	54,092	$54	$700,011	$(315)	$(585,280)	$(470)	$114,002	$(95,147)

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2005, 2004, and 2003

	2005	2004	2003
	(In thousands)

Cash flows from operating activities
Net income (loss)	$(95,446)	$41,699	$(107,458)

Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	15,504	15,362	12,937
Non-cash compensation expense	21,859	2,543	2,562
Non-cash expense related to a license agreement			1,500
Forgiveness of loan payable to Novartis Pharma AG, inclusive of accrued interest		(17,770)
Changes in assets and liabilities
Decrease (increase) in accounts receivable	6,581	(27,573)	(11,512)
Decrease (increase) in prepaid expenses and other assets	74	(1,799)	589
Decrease (increase) in inventory	1,250	6,914	(1,049)
Increase (decrease) in deferred revenue	14,469	(37,310)	93,869
Increase in accounts payable, accrued expenses, and other liabilities	5,413	1,025	2,429

Total adjustments	65,150	(58,608)	101,325

Net cash used in operating activities	(30,296)	(16,909)	(6,133)

Cash flows from investing activities
Purchases of marketable securities	(102,990)	(268,244)	(284,647)
Purchases of restricted marketable securities		(11,075)	(11,055)
Sales or maturities of marketable securities	223,448	273,587	253,691
Maturities of restricted marketable securities		22,126	22,054
Capital expenditures	(4,964)	(6,174)	(29,656)

Net cash provided by (used in) investing activities	115,494	10,220	(49,613)

Cash flows from financing activities
Net proceeds from issuances of Common Stock	4,081	1,502	94,678
Repurchase of Common Stock		(888)
Borrowings under loan payable		3,827	13,656
Capital lease payments			(150)

Net cash provided by financing activities	4,081	4,441	108,184

Net increase (decrease) in cash and cash equivalents	89,279	(2,248)	52,438
Cash and cash equivalents at beginning of period	95,229	97,477	45,039

Cash and cash equivalents at end of period	$184,508	$95,229	$97,477

Supplemental disclosure of cash flow information
Cash paid for interest	$11,002	$11,007	$11,003

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2005, 2004, and 2003
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

Building and improvements	7-30 years
Laboratory and computer equipment	3-5 years
Furniture and fixtures	5 years

Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the assets. Costs of construction of certain long-lived assets include capitalized interest which is amortized over the estimated useful life of the related asset. The Company capitalized interest costs of $0.3 million in 2003. The Company did not capitalize any interest costs in 2004 or 2005.

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

Revenue Recognition and Change in Accounting Principle

     a.  Contract Research and Development and Research Progress Payments

The Company recognizes revenue from contract research and development and research progress payments in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”) and FASB Emerging Issue Task Force Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). SAB 104 superseded Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statement (“SAB 101”), in December 2003. During the third quarter of 2003, the Company elected to change the method it uses to recognize revenue under SAB 101 related to non-refundable collaborator payments, including up-front licensing payments, payments for development activities, and research progress (milestone) payments, to the Substantive Milestone Method, adopted retroactively to January 1, 2003. There was no cumulative effect of this change in accounting

REGENERON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

principle on prior periods. Under this method, for non-refundable up-front license payments that are not tied to achieving a specific performance milestone or for which an estimated level of required effort is not available, we recognize revenue ratably over the estimated period of time during which we expect to perform services under the agreement based on research and development plans. Payments for development activities are recognized as revenue as earned, over the period of effort. Payments which are based on achieving a specific substantive performance milestone, involving a degree of risk, are recognized as revenue when the milestone is achieved and the related payment is due and non-refundable, provided there is no future service obligation associated with that milestone, a reasonable amount of time has passed between receipt of an up-front payment and achievement of the milestone, and the amount of the milestone payment is reasonable in relation to the effort, value, and risk associated with achieving the milestone. The change in accounting method was made because the Company believes that it better reflects the substance of the Company’s collaborative agreements and is more consistent with current practices in the biotechnology industry.

Previously, the Company had recognized revenue from non-refundable collaborator payments based on the percentage of costs incurred to date, estimated costs to complete, and total expected contract revenue. However, the revenue recognized was limited to the amount of non-refundable payments received. This accounting method was adopted on January 1, 2000 upon the release of SAB 101. The cumulative effect of adopting SAB 101 at January 1, 2000 amounted to $1.6 million of additional loss, with a corresponding increase to deferred revenue that was recognized in subsequent periods, of which $0.1 million and $0.4 million, respectively, was included in contract research and development revenue in 2004 and 2003. The $1.6 million represented a portion of a 1989 payment received from Sumitomo Chemical Co. Ltd. in consideration for a fifteen year limited right of first negotiation to license up to three of the Company’s product candidates in Japan that expired in 2004 (see Note 12d). The effect of income taxes on the cumulative effect adjustment was immaterial.

     b.  Contract Manufacturing

The Company has entered into a contract manufacturing agreement under which it manufactures product and performs services for a third party. Contract manufacturing revenue is recognized as product is shipped and as services are performed (see Note 13).

Investment Income

Interest income, which is included in investment income, is recognized as earned.

Accounting for the Impairment of Long-Lived Assets

The Company periodically assesses the recoverability of long-lived assets, such as property, plant, and equipment, and evaluates such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Asset impairment is determined to exist if estimated future undiscounted cash flows are less than the carrying amount in accordance with Statement of Financial Accounting Standards No. (“SFAS”) 144, Accounting for the Impairment or Disposal of Long-Lived Assets. For all periods presented, no impairment losses were recorded.

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

REGENERON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

Research and Development Expenses

Research and development expenses include costs directly attributable to the conduct of research and development programs, including the cost of salaries, payroll taxes, employee benefits, materials, supplies, depreciation on and maintenance of research equipment, costs related to research collaboration and licensing agreements (see Note 11e), the cost of services provided by outside contractors, including services related to the Company’s clinical trials, clinical trial expenses, the full cost of manufacturing drug for use in research, preclinical development, and clinical trials, expenses related to the development of manufacturing processes prior to commencing commercial production of a product under contract manufacturing arrangements, and the allocable portions of facility costs, such as rent, utilities, insurance, repairs and maintenance, depreciation, and general support services. All costs associated with research and development are expensed as incurred.

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

Per Share Data

Net income (loss) per share, basic and diluted, is computed on the basis of the net income (loss) for the period divided by the weighted average number of shares of Common Stock and Class A Stock outstanding during the period. The basic net income (loss) per share excludes restricted stock awards until vested. The diluted net income per share for the year ended December 31, 2004 is based upon the weighted average number of shares of Common Stock and Class A Stock and the common stock equivalents outstanding when dilutive. Common stock equivalents include: (i) outstanding stock options and restricted stock awards under the Company’s Long-Term Incentive Plans, which are included under the treasury stock method when dilutive, and (ii) Common Stock to be issued under the assumed conversion of the Company’s outstanding convertible senior subordinated notes, which are included under the if-converted method when dilutive. The computation of diluted net loss per share for the years ended December 31, 2005 and 2003 does not include common stock equivalents, since such inclusion would be antidilutive. Disclosures required by SFAS 128, Earnings per Share, have been included in Note 18.

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

Comprehensive Income (Loss)

Comprehensive income (loss) represents the change in net assets of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) of the Company includes net income (loss) adjusted for the change in net unrealized gain or loss on marketable securities. The net effect of income taxes on comprehensive income (loss) is immaterial. Comprehensive income for the year ended December 31, 2004 and comprehensive losses for the years ended December 31, 2005 and 2003 have been included in the Statements of Stockholders’ Equity.

REGENERON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents, marketable securities, and receivables from the sanofi-aventis Group and Merck & Co., Inc. The Company generally invests its excess cash in obligations of the U.S. government and its agencies, bank deposits, asset-backed securities, investment grade debt securities issued by corporations, governments, and financial institutions, and money market funds that invest in these instruments. The Company has established guidelines that relate to credit quality, diversification, and maturity, and that limit exposure to any one issue of securities.

Risks and Uncertainties

Regeneron has had no sales of its products and there is no assurance that the Company’s research and development efforts will be successful, that the Company will ever have commercially approved products, or that the Company will achieve significant sales of any such products. The Company has generally incurred net losses and negative cash flows from operations since its inception. Revenues to date have principally been limited to (i) payments from the Company’s collaborators and other entities for the Company’s development activities with respect to product candidates and to utilize the Company’s technology platforms, (ii) payments from two pharmaceutical companies for contract manufacturing, and (iii) investment income. The Company operates in an environment of rapid change in technology and is dependent upon the services of its employees, consultants, collaborators, and certain third-party suppliers, including single-source unaffiliated third-party suppliers of certain raw materials and equipment. Regeneron, as licensee, licenses certain technologies that are important to the Company’s business which impose various obligations on the Company. If Regeneron fails to comply with these requirements, licensors may have the right to terminate the Company’s licenses.

Contract research and development revenue in 2005 was primarily earned from sanofi-aventis and The Procter & Gamble Company under collaboration agreements (see Notes 12a and 12e). Under the collaboration agreement with sanofi-aventis, agreed upon VEGF Trap development expenses incurred by Regeneron during the term of the agreement will be funded by sanofi-aventis. In addition, the Company earns revenue related to non-refundable, up-front payments from sanofi-aventis under the Substantive Milestone Method in accordance with SAB 104, as described above. The Company may also receive up to $400.0 million in milestone payments upon receipt of specified VEGF Trap marketing approvals. Sanofi-aventis has the right to terminate the agreement without cause with at least twelve months advance notice. Under the collaboration agreement with Procter & Gamble, as amended, Procter & Gamble made payments to fund Regeneron research of $2.5 million per quarter, plus adjustments for inflation, through June 2005. As of June 30, 2005, the Company and Procter & Gamble agreed that the research activities of the parties under the collaboration agreement were completed. Contract manufacturing revenue in 2005 was earned from Merck under a long-term manufacturing agreement that will expire in October 2006 (see Note 13).

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates include (i) useful lives of property, plant, and equipment, (ii) the periods over which certain revenues and expenses will be recognized including contract research and development revenue recognized from non-refundable up-front payments, contract manufacturing revenue recognized from reimbursed deferred capital costs, and expense recognition of certain clinical trial costs which are included in research and development expenses, (iii) the extent to which deferred tax assets and liabilities are offset by a valuation allowance, and (iv) the fair value of stock options on their date of grant using the Black-Scholes option-pricing model, based on assumptions with respect to (a) expected volatility of our Common Stock price, (b) the periods of time over which employees and members of the Company’s board of

REGENERON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

directors are expected to hold their options prior to exercise (expected lives), (c) expected dividend yield on the Company’s Common Stock, and (d) risk-free interest rates, which are based on quoted U.S. Treasury rates for securities with maturities approximating the options’ expected lives.

Stock-based Employee Compensation

Effective January 1, 2005, the Company adopted the fair value based method of accounting for stock-based employee compensation under the provisions of SFAS 123, Accounting for Stock-Based Compensation, using the modified prospective method as described in SFAS 148, Accounting for Stock-Based Compensation — Transition and Disclosure. As a result, effective January 1, 2005, the Company has been recognizing expense, in an amount equal to the fair value of share-based payments (including stock option awards) on their date of grant, over the vesting period of the awards. Under the modified prospective method, compensation expense for the Company is recognized for (a) all share based payments granted on or after January 1, 2005, (including replacement options granted under the Company’s stock option exchange program which concluded on January 5, 2005 (see Note 14a)) and (b) all awards granted to employees prior to January 1, 2005 that were unvested on that date. Prior to the adoption of the fair value method, the Company accounted for stock-based compensation to employees under the intrinsic value method of accounting set forth in Accounting Principles Board Opinion No. (“APB”) 25, Accounting for Stock Issued to Employees, and related interpretations. Therefore, compensation expense related to employee stock options was not reflected in operating expenses in any period prior to the first quarter of 2005 and prior period results have not been restated. For the year ended December 31, 2005, non-cash stock-based employee compensation expense related to stock option awards (“Stock Option Expense”) totaled $20.0 million, of which $19.9 million was recognized in operating expenses and $0.1 million was capitalized in inventory. For the years ended December 31, 2004 and 2003 had the Company adopted the fair value based method of accounting for stock-based employee compensation under the provisions of SFAS 123, Stock Option Expense would have totaled $33.6 million and $42.5 million, respectively, and the effect on the Company’s net income (loss) and net income (loss) per share would have been as follows:

	2004	2003

Net income (loss), as reported	$41,699	$(107,458)
Add: Stock-based employee compensation expense included in reported net income (loss)	2,543	2,562
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(36,093)	(45,048)

Pro forma net income (loss), basic and diluted	$8,149	$(149,944)

Basic net income (loss) per share amounts:
As reported	$0.75	$(2.13)
Pro forma	$0.15	$(2.97)
Diluted net income (loss) per share amounts:
As reported	$0.74	$(2.13)
Pro forma	$0.15	$(2.97)

In 2003, the Company’s chief executive officer was granted permission by the board of directors to initiate a net cashless exercise of stock options. Upon completion of the net cashless exercise, the Company recognized $0.3 million of compensation expense, which equaled the excess of the fair market value of the shares over the option exercise price on the date that the board of directors granted its consent for the transaction.

Other disclosures required by SFAS 123 have been included in Note 14a.

REGENERON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

Statement of Cash Flows

Supplemental disclosure of noncash investing and financing activities:

In 2004 and 2003, the Company awarded 105,052 and 219,367 shares, respectively, of Restricted Stock under the Regeneron Pharmaceuticals, Inc. Long-Term Incentive Plan (see Note 14a). No Restricted Stock was awarded in 2005. The Company records unearned compensation in Stockholders’ Equity related to these awards based on the fair market value of shares of the Company’s Common Stock on the grant date of the Restricted Stock award, which is expensed, on a pro rata basis, over the period that the restrictions on these shares lapse. In 2005, 2004, and 2003, the Company recognized $1.9 million, $2.5 million, and $2.3 million, respectively, of compensation expense related to Restricted Stock awards.

Included in accounts payable and accrued expenses at December 31, 2005, 2004, and 2003 were $0.2 million, $0.6 million, and $0.8 million of capital expenditures, respectively.

Included in accounts payable and accrued expenses at December 31, 2004, 2003, and 2002 were $0.6 million, $0.9 million, and $0.7 million, respectively, of accrued 401(k) Savings Plan contribution expense. During the first quarter of 2005, 2004, and 2003, the Company contributed 90,385, 64,333, and 42,543 shares, respectively, of Common Stock to the 401(k) Savings Plan in satisfaction of these obligations.

Included in marketable securities at December 31, 2005, 2004, and 2003 were $1.2 million, $2.6 million, and $0.9 million of accrued interest income, respectively.

Future Impact of Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R, Share-Based Payment. SFAS 123R is a revision of SFAS 123, Accounting for Stock-Based Compensation (which we adopted effective January 1, 2005, as described above), and supersedes APB 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, and requires the recognition of compensation expense in an amount equal to the fair value of the share-based payment (including stock options and restricted stock) issued to employees. SFAS 123R is effective for fiscal years beginning after June 15, 2005. In March 2005, the U.S. Securities and Exchange Commission (’SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) which expresses views of the SEC staff regarding the application of SFAS 123R. Among other things, SAB 107 provides interpretive guidance related to the interaction between SFAS 123R and certain SEC rules and regulations as well as the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. The Company is required to adopt SFAS 123R effective for the fiscal year beginning January 1, 2006, and intends to do so using the modified prospective method. Under the modified prospective method, compensation cost is recognized beginning with the effective date based on (a) the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. In addition, the Company will consider the guidance of SAB 107 as it adopts SFAS 123R. Although the impact of adopting SFAS 123R has not yet been quantified, management believes that the adoption of this standard may have a material impact on the Company’s financial statements.

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. SFAS 154 replaces APB 20, Accounting Changes, and SFAS 3, Reporting Accounting Changes in Interim Financial Statements, and requires retrospective application to prior-period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of a change. SFAS 154 also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after

REGENERON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

December 15, 2005. The Company is required to adopt the provisions of SFAS 154, as applicable, beginning January 1, 2006.

3.	Severance Costs

In September 2005, the Company announced plans to reduce its workforce by approximately 165 employees in connection with narrowing the focus of the Company’s research and development efforts, substantial improvements in manufacturing productivity, the June 2005 expiration of the Company’s collaboration with The Procter & Gamble Company, and the expected completion of contract manufacturing for Merck & Co., Inc. in late 2006. The majority of the headcount reduction occurred in the fourth quarter of 2005, with the remainder planned for 2006 following the completion of the Company’s contract manufacturing activities for Merck.

Costs associated with the workforce reduction are comprised principally of severance payments and related payroll taxes, employee benefits, and outplacement services. Termination costs related to 2005 workforce reductions were expensed in the fourth quarter of 2005, and included non-cash expenses due to the accelerated vesting of certain stock options and restricted stock held by affected employees. Estimated termination costs associated with the planned workforce reduction in 2006 were measured in October 2005 and are being expensed ratably over the expected service period of the affected employees in accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. The Company estimates that total costs associated with the 2005 and planned 2006 workforce reductions will approximate $2.7 million, including $0.2 million of non-cash expenses.

Severance costs associated with the workforce reduction plan that were charged to expense in 2005 consist of the following:

	Costs Charged to	Costs Paid or Settled	Accrued Liability at
	Expense	in 2005	December 31, 2005

Employee severance, payroll taxes, and benefits	$1,786	$879	$907
Other severance costs	206	30	176
Non-cash expenses	221	221

Total	$2,213	$1,130	$1,083

These severance costs are included in the Company’s Statement of Operations for the year ended December 31, 2005 as follows:

	Research &	General &
	Development	Administrative

Employee severance, payroll taxes, and benefits	$1,734	$52
Other severance costs	206
Non-cash expenses	215	6

Total	$2,155	$58

For segment reporting purposes (see Note 19), all severance-related expenses are included in the Research & Development segment.

4.	Marketable Securities

The Company considers its unrestricted marketable securities to be “available-for-sale,” as defined by SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. Gross unrealized holding gains

REGENERON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

and losses are reported as a net amount in a separate component of stockholders’ equity entitled Accumulated Other Comprehensive Income (Loss). The net change in unrealized holding gains and losses is excluded from operations and included in stockholders’ equity as a separate component of comprehensive income (loss).

The Company has revised on its balance sheet at December 31, 2004 the classification of its investments in auction rate securities from cash and cash equivalents to short-term investments. Auction rate securities are securities that have stated maturities beyond three months, but are priced and traded as short-term investments due to the liquidity provided through the auction mechanism that generally resets interest rates every 28 or 35 days. The change in classification resulted in a decrease in cash and cash equivalents and corresponding increase in short-term marketable securities of $6.0 million at December 31, 2004. The Company held no auction rate securities at December 31, 2005. In addition, the Company revised its statements of cash flows to reflect the purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents, resulting in increases in cash flows from investing activities of $14.8 million and $14.2 million for the years ended December 31, 2004 and 2003, respectively. This change in classification had no impact on the Company’s previously reported current assets, net income (loss), or cash flows from operations.

The following tables summarize the amortized cost basis of marketable securities, the aggregate fair value of marketable securities, and gross unrealized holding gains and losses at December 31, 2005 and 2004:

	Amortized		Unrealized Holding
	Cost Basis	Fair Value	Gains	(Losses)	Net

At December 31, 2005
Maturities within one year
Corporate debt securities	$42,203	$42,122	$5	$(86)	$(81)
U.S. government securities	52,959	52,763		(196)	(196)
Asset-backed securities	19,231	19,152		(79)	(79)

	114,393	114,037	5	(361)	(356)

Maturities between one and two years
Corporate debt securities	16,188	16,075	2	(115)	(113)
U.S. government securities	2,055	2,034		(21)	(21)

	18,243	18,109	2	(136)	(134)

	$132,636	$132,146	$7	$(497)	$(490)

At December 31, 2004
Maturities within one year
Corporate debt securities	$58,077	$57,971	$8	$(114)	$(106)
U.S. government securities	137,105	136,777		(328)	(328)
Auction rate securities	6,005	6,005

	201,187	200,753	8	(442)	(434)

Maturities between one and two years
U.S. government securities	53,265	52,930		(335)	(335)

	$254,452	$253,683	$8	$(777)	$(769)

In addition, cash and cash equivalents at December 31, 2005 included an unrealized holding gain of $20 thousand.

REGENERON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

Realized gains and losses are included as a component of investment income. For the years ended December 31, 2005, 2004, and 2003, gross realized gains and losses were not significant. In computing realized gains and losses, the Company computes the cost of its investments on a specific identification basis. Such cost includes the direct costs to acquire the securities, adjusted for the amortization of any discount or premium. The fair value of marketable securities has been estimated based on quoted market prices.

The following table shows the unrealized losses and fair value of the Company’s marketable securities with unrealized losses that are deemed to be only temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005 and 2004. The securities listed at December 31, 2005 mature at various dates through April 2007.

	Less than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

At December 31, 2005
Corporate debt securities	$36,394	$(201)			$36,394	$(201)
U.S. government securities	2,034	(21)	$52,762	$(196)	54,796	(217)
Asset-backed securities	19,152	(79)			19,152	(79)

	$57,580	$(301)	$52,762	$(196)	$110,342	$(497)

At December 31, 2004
Corporate debt securities	$29,267	$(93)	$7,353	$(21)	$36,620	$(114)
U.S. government securities	189,707	(663)			189,707	(663)

	$218,974	$(756)	$7,353	$(21)	$226,327	$(777)

The unrealized losses on the Company’s investments in corporate debt securities, U.S. government securities, and asset-backed securities were primarily caused by interest rate increases, which generally resulted in a decrease in the market value of the Company’s portfolio. Based upon the Company’s currently projected sources and uses of cash, the Company intends to hold these securities until a recovery of fair value, which may be maturity. Therefore, the Company does not consider these marketable securities at December 31, 2005 and 2004 to be other-than-temporarily impaired.

5.	Accounts Receivable

Accounts receivable as of December 31, 2005 and 2004 consist of the following:

	2005	2004

Receivable from the sanofi-aventis Group (see Note 12a)	$36,412	$39,362
Receivable from The Procter & Gamble Company (see Note 12e)		2,345
Receivable from Merck & Co. Inc. (see Note 13)	27	1,315
Other	82	80

	$36,521	$43,102

6.	Inventories

Inventory balances at December 31, 2005 and 2004 consist of raw materials, work-in process, and finished products associated with the production of an intermediate for a Merck & Co., Inc. pediatric vaccine under a long-term manufacturing agreement which will expire in October 2006 (see Note 13).

REGENERON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

Inventories as of December 31, 2005 and 2004 consist of the following:

	2005	2004

Raw materials	$278	$310
Work-in process	1,423	692	(1)
Finished products	1,203	2,227

	$2,904	$3,229

(1)	Net of reserves of $0.3 million.

7.	Property, Plant, and Equipment

Property, plant, and equipment as of December 31, 2005 and 2004 consist of the following:

	2005	2004

Land	$475	$475
Building and improvements	56,895	56,750
Leasehold improvements	31,192	30,451
Construction-in-progress		172
Laboratory and other equipment	57,395	55,174
Furniture, fixtures, and computer equipment	4,675	5,498

	150,632	148,520
Less, accumulated depreciation and amortization	(90,097)	(77,281)

	$60,535	$71,239

Depreciation and amortization expense on property, plant, and equipment amounted to $15.4 million, $15.5 million, and $13.0 million for the years ended December 31, 2005, 2004, and 2003, respectively. Included in these amounts was $0.9 million, $1.1 million, and $1.1 million of depreciation and amortization expense related to contract manufacturing that was capitalized into inventory for the years ended December 31, 2005, 2004, and 2003, respectively.

8.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of December 31, 2005 and 2004 consist of the following:

	2005	2004

Accounts payable	$4,203	$4,407
Accrued payroll and related costs	10,713	7,972
Accrued clinical trial expense	3,081	2,083
Accrued expenses, other	3,048	2,118
Interest payable on convertible notes	2,292	2,292

	$23,337	$18,872

REGENERON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

9.	Deferred Revenue

Deferred revenue as of December 31, 2005 and 2004 consists of the following:

	2005	2004

Current portion:
Received from the sanofi-aventis Group	$12,483	$9,405
Received from Merck & Co., Inc.	1,911	4,407
Other	2,626	1,455

	$17,020	$15,267

Long-term portion:
Received from sanofi-aventis	$69,142	$56,426

10.	Stockholders Equity

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

During 1996, the Company adopted a Shareholder Rights Plan in which Rights were distributed as a dividend at the rate of one Right for each share of Common Stock and Class A Stock (collectively, “Stock”) held by shareholders of record as of the close of business on October 18, 1996. Each Right initially entitles the registered holder to buy a unit (“Unit”) consisting of one-one thousandth of a share of Series A Junior Participating Preferred Stock (“A Preferred Stock”) at a purchase price of $120 per Unit (the “Purchase Price”). Initially the Rights were attached to all Stock certificates representing shares then outstanding, and no separate Rights certificates were distributed. The Rights will separate from the Stock and a “distribution date” will occur upon the earlier of (i) ten days after a public announcement that a person or group of affiliated or associated persons, excluding certain defined persons, (an “Acquiring Person”) has acquired, or has obtained the right to acquire, beneficial ownership of 20% or more of the outstanding shares of Stock or (ii) ten business days following the commencement of a tender offer or exchange offer that would result in a person or group beneficially owning 20% or more of such outstanding shares of Stock. The Rights are not exercisable unless a distribution date occurs and will expire at the close of business on October 18, 2006 unless earlier redeemed by the Company, subject to certain defined restrictions, for $.01 per Right. In the event that an Acquiring Person becomes the beneficial owner of 20% or more of the then outstanding shares of Stock (unless such acquisition is made pursuant to a tender or exchange offer for all outstanding shares of the Company, at a price determined by a majority of the independent directors of the Company who are not representatives, nominees, affiliates, or associates of an Acquiring Person to be fair and otherwise in the best interest of the Company and its shareholders after receiving advice from one or more investment banking firms), each Right (other than Rights held by the Acquiring Person) will entitle the holder to purchase, at the Right’s then current exercise price, common shares (or, in certain circumstances, cash, property, or other securities of the Company) having a value twice the Right’s Exercise Price. The Right’s Exercise Price is the Purchase Price times the number of shares of Common Stock associated with each Right (initially, one). Upon the occurrence of any such events, the Rights held by an Acquiring Person become null and void. In certain circumstances, a Right entitles the

REGENERON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

holder to receive, upon exercise, shares of common stock of an acquiring company having a value equal to two times the Right’s Exercise Price.

As a result of the Shareholder Rights Plan, the Company’s Board designated 100,000 shares of preferred stock as A Preferred Stock. The A Preferred Stock has certain preferences, as defined.

In October 2001, the Company completed a private placement of $200.0 million aggregate principal amount of senior subordinated notes, which are convertible into shares of the Company’s Common Stock. See Note 11d.

In March 2003, Novartis Pharma AG purchased $48.0 million of newly issued unregistered shares of the Company’s Common Stock. Regeneron issued 2,400,000 shares of Common Stock to Novartis in March 2003 and an additional 5,127,050 shares in May 2003 for a total of 7,527,050 shares based upon the average closing price of the Common Stock for the 20 consecutive trading days ending May 12, 2003. See Note 12b.

In August 2003, Regeneron issued to Merck & Co., Inc., 109,450 newly issued unregistered shares of the Company’s Common Stock as consideration for a non-exclusive license agreement granted by Merck to the Company. In August 2004, the Company repurchased these shares from Merck for a purchase price of $0.9 million based on the fair market value of the shares on August 19, 2004. The shares were subsequently retired. See Note 11e.

In September 2003, Aventis Pharmaceuticals, Inc. (now a member of the sanofi-aventis Group) purchased 2,799,552 newly issued unregistered shares of the Company’s Common Stock for $45.0 million, based upon the average closing price of the Common Stock for the five consecutive trading days ending September 4, 2003. See Note 12a.

11.	Commitments and Contingencies

a.  Operating Leases

The Company leases laboratory and office facilities in Tarrytown, New York under operating lease agreements which expire through December 2009 and contain renewal options for lease extensions on certain facilities through December 2014. The Company also leases manufacturing, office, and warehouse facilities in Rensselaer, New York under an operating lease agreement which expires in July 2007 and contains renewal options to extend the lease for two additional five-year terms and a purchase option. The leases provide for base rent plus additional rental charges for utilities, taxes, and operating expenses, as defined.

The Company leases certain laboratory and office equipment under operating leases which expire at various times through 2009.

At December 31, 2005, the future minimum noncancelable lease commitments under operating leases were as follows:

December 31,	Facilities	Equipment	Total

2006	$4,571	$205	$4,776
2007	4,535	95	4,630
2008	1,800	25	1,825
2009	1,800	6	1,806

	$12,706	$331	$13,037

REGENERON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

Rent expense under operating leases was:

Year Ended December 31,	Facilities	Equipment	Total

2005	$4,606	$319	$4,925
2004	5,351	303	5,654
2003	5,394	305	5,699

In addition to its rent expense for various facilities, the Company paid additional rental charges for utilities, real estate taxes, and operating expenses of $9.5 million, $6.0 million, and $6.0 million for the years ended December 31, 2005, 2004, and 2003, respectively.

b.  Capital Leases

In 2003 and prior years, the Company had leased equipment under noncancelable capital leases. As of December 31, 2003, the Company had no remaining capital leases outstanding.

c.	Loan Payable

In March 2003, the Company entered into a collaboration agreement with Novartis Pharma AG. In accordance with that agreement, Regeneron funded its share of 2003 collaboration development expenses through a loan from Novartis, which bore interest at a rate per annum equal to the LIBOR rate plus 2.5%, compounded quarterly. In March 2004, Novartis forgave its outstanding loan to Regeneron totaling $17.8 million, including accrued interest, based on Regeneron’s achieving a pre-defined development milestone. See Note 12b.

d.	Convertible Debt

In October 2001, the Company issued $200.0 million aggregate principal amount of convertible senior subordinated notes (“Notes”) in a private placement for proceeds to the Company of $192.7 million, after deducting the initial purchasers’ discount and out-of-pocket expenses (collectively, “Deferred Financing Costs”). The Notes bear interest at 5.5% per annum, payable semi-annually, and mature on October 17, 2008. Deferred Financing Costs, which are included in other assets, are amortized as interest expense over the period from the Notes’ issuance to stated maturity. The Notes are convertible, at the option of the holder at any time, into shares of the Company’s Common Stock at a conversion price of approximately $30.25 per share, subject to adjustment in certain circumstances. Regeneron may also redeem some or all of the Notes at any time if the closing price of the Company’s Common Stock has exceeded 140% of the conversion price then in effect for a specified period of time. The fair market value of the Notes fluctuates over time. The estimated fair value of the Notes at December 31, 2005 was approximately $193.1 million.

With respect to the Notes, the Company pledged as collateral $31.6 million of U.S. government securities (“Restricted Marketable Securities”) which matured at various dates through October 2004. Upon maturity, the proceeds of the Restricted Marketable Securities paid the scheduled interest payments made on the Notes in 2002, 2003, and 2004 when due. At December 31, 2004 there were no remaining Restricted Marketable Securities.

e.	Research Collaboration and Licensing Agreements

As part of the Company’s research and development efforts, the Company enters into research collaboration and licensing agreements with related and unrelated companies, scientific collaborators, universities, and consultants. These agreements contain varying terms and provisions which include fees and milestones to be paid by the Company, services to be provided, and ownership rights to certain proprietary technology developed under the agreements. Some of the agreements contain provisions which require the Company to pay royalties, as defined, at

REGENERON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

rates that range from 0.25% to 16.5%, in the event the Company sells or licenses any proprietary products developed under the respective agreements.

Certain agreements under which the Company is required to pay fees permit the Company, upon 30 to 90-day written notice, to terminate such agreements. With respect to payments associated with these agreements, the Company incurred expenses of $1.0 million, $1.4 million, and $2.7 million for the years ended December 31, 2005, 2004, and 2003, respectively.

In August 2003, Merck & Co., Inc. granted the Company a non-exclusive license agreement to certain patents and patent applications which may be used in the development and commercialization of products that act on the ciliary neurotrophic factor, or CNTF, receptor for the treatment of obesity. As consideration, the Company issued to Merck 109,450 newly issued unregistered shares of its Common Stock (the “Merck Shares”), valued at $1.5 million based on the fair market value of shares of the Company’s Common Stock on the agreement’s effective date. In August 2004, the Company repurchased from Merck, and subsequently retired, the Merck Shares for $0.9 million based on the fair market value of the shares on August 19, 2004. The Company also made a cash payment of $0.6 million to Merck as required under the license agreement. The agreement also requires the Company to make an additional payment to Merck upon receipt of marketing approval for a product covered by the licensed patents. In addition, the Company would be required to pay royalties, at staggered rates in the mid-single digits, based on the net sales of products covered by the licensed patents.

12.	Research and Development Agreements

The Company has entered into various agreements related to its activities to develop and commercialize product candidates and utilize its technology platforms. Amounts earned by the Company in connection with these agreements, which were recognized as contract research and development revenue, research progress payments, or other contract income, as applicable, totaled $83.1 million, $198.7 million, and $47.4 million in 2005, 2004, and 2003, respectively. Total Company incurred expenses associated with these agreements, which include reimbursable and non-reimbursable amounts and an allocable portion of general and administrative costs, were $42.2 million, $75.3 million and $56.0 million in 2005, 2004, and 2003, respectively. Significant agreements are described below.

a.	The sanofi-aventis Group

In September 2003, the Company entered into a collaboration agreement (the “Aventis Agreement”) with Aventis Pharmaceuticals Inc. (now a member of the sanofi-aventis Group), to jointly develop and commercialize the Company’s Vascular Endothelial Growth Factor (“VEGF”) Trap. In connection with this agreement, sanofi-aventis made a non-refundable up-front payment of $80.0 million and purchased 2,799,552 newly issued unregistered shares of the Company’s Common Stock for $45.0 million, based upon the average closing price of the Common Stock for the five consecutive trading days ending September 4, 2003.

In January 2005, the Company and sanofi-aventis amended the Aventis Agreement to exclude intraocular delivery of the VEGF Trap to the eye (“Intraocular Delivery”) from joint development under the agreement, and product rights to the VEGF Trap in Intraocular Delivery reverted to Regeneron. In connection with this amendment, sanofi-aventis made a $25.0 million non-refundable payment to Regeneron (the “Intraocular Termination Payment”) in January 2005.

In December 2005, the Company and sanofi-aventis amended the Aventis Agreement to expand the territory in which the companies are collaborating on the development of the VEGF Trap to include Japan. As a result, the collaboration now includes joint development of the VEGF Trap throughout the world in all indications, except for Intraocular Delivery. In connection with this amendment, sanofi-aventis agreed to make a $25.0 million non-refundable up-front payment to the Company, which was received in January 2006. The Company may also receive up to $40.0 million in milestone payments upon receipt of specified marketing approvals for up to five VEGF Trap

REGENERON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

indications in Japan and a royalty of approximately 35% on annual sales of the VEGF Trap in Japan, subject to certain potential adjustments.

Under the Aventis Agreement, as amended, Regeneron and sanofi-aventis will share co-promotion rights and profits on sales, if any, of the VEGF Trap outside of Japan, except for sales in Intraocular Delivery. The Company may also receive up to $400.0 million in additional milestone payments upon receipt of specified marketing approvals, including up to $360.0 million for up to eight VEGF Trap indications in the United States or the European Union. In December 2004, Regeneron earned a $25.0 million payment from sanofi-aventis, which was received in January 2005, upon the achievement of an early-stage clinical milestone.

Under the Aventis Agreement, as amended, agreed upon worldwide development expenses incurred by both companies during the term of the agreement will be funded by sanofi-aventis. If the collaboration becomes profitable, Regeneron will be obligated to reimburse sanofi-aventis for 50% of these development expenses, or half of $130.5 million as of December 31, 2005, in accordance with a formula based on the amount of development expenses and Regeneron’s share of the collaboration profits and Japan royalties, or at a faster rate at Regeneron’s option. Regeneron has the option to conduct additional pre-Phase III studies at its own expense. In connection with the January 2005 amendment to the Aventis Agreement, the Intraocular Termination Payment of $25.0 million will be considered a VEGF Trap development expense and will be subject to 50% reimbursement by Regeneron to sanofi-aventis, as described above, if the collaboration becomes profitable. In addition, if the first commercial sale of a VEGF Trap product in Intraocular Delivery predates the first commercial sale of a VEGF Trap product under the collaboration by two years, Regeneron will begin reimbursing sanofi-aventis for up to $7.5 million of VEGF Trap development expenses in accordance with a formula until the first commercial VEGF Trap sale under the collaboration occurs.

Sanofi-aventis has the right to terminate the agreement without cause with at least twelve months advance notice. Upon termination of the agreement for any reason, Regeneron’s obligation to reimburse sanofi-aventis for 50% of VEGF Trap development expenses will terminate and the Company will retain all rights to the VEGF Trap.

Revenue related to payments from sanofi-aventis is being recognized under the Substantive Milestone Method (see Note 2) in accordance with SAB 104. The up-front payments received in September 2003 and January 2006, of $80.0 million and $25.0 million, respectively, and reimbursement of Regeneron-incurred development expenses, are being recognized as contract research and development revenue over the development period. Milestone payments are classified as research progress payments. In addition to the $25.0 million research progress payment earned in 2004, the Company recognized $43.4 million, $78.3 million, and $14.3 million of contract research and development revenue in 2005, 2004, and 2003, respectively, in connection with the Aventis Agreement. The Company also recognized the $25.0 million Intraocular Termination Payment as other contract income in 2005. At December 31, 2005 and 2004, amounts receivable from sanofi-aventis totaled $36.4 million and $39.4 million, respectively, and deferred revenue was $81.6 million and $65.8 million, respectively.

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

Revenue related to payments from Novartis was recognized under the Substantive Milestone Method (see Note 2) in accordance with SAB 104. The up-front payment of $27.0 million and reimbursement of Novartis’ share of Regeneron-incurred development expenses were recognized as contract research and development revenue. Forgiveness in 2004 of the 2003 Loan and accrued interest was recognized as a research progress payment. In 2003, the Company recognized $21.4 million of contract research and development revenue in connection with the Novartis Agreement. In 2004, the Company recognized contract research and development revenue of $22.1 million, which represented the remaining amount of the $27.0 million up-front payment from Novartis that had previously been deferred. At December 31, 2005 and 2004, there were no amounts receivable from Novartis and no deferred revenue.

c.	Amgen Inc.

In August 1990, the Company entered into a collaboration agreement (the “Amgen Agreement”) with Amgen Inc. to develop and attempt to commercialize two proprietary products (the “Products”). The Amgen Agreement, among other things, provided for Amgen and the Company to form a partnership (“Amgen-Regeneron Partners” or the “Partnership”) to complete the development and to commercialize the Products. Amgen and the Company held equal ownership interests in the Partnership. In November 2005, the Company and Amgen agreed to terminate the Amgen Agreement and Amgen-Regeneron Partners, as there were no ongoing activities to develop the Products, and in December 2005, the Company and Amgen each made capital withdrawals of $0.5 million from the Partnership. Neither party is entitled to receive royalties based on any products arising from the collaboration. The Company accounted for its investment in the Partnership in accordance with the equity method of accounting. In 2005, 2004, and 2003, the Company recognized its share of the Partnership net income (loss) in the amounts of $10 thousand, $134 thousand, and ($63 thousand), respectively, which represents 50% of the total Partnership net income (loss). Selected financial data of the Partnership as of and for the years ended December 31, 2005, 2004, and 2003 are not significant.

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

In May 1997, the Company entered into a long-term collaboration agreement with The Procter & Gamble Company to discover, develop, and commercialize pharmaceutical products and Procter & Gamble agreed to provide funding for Regeneron’s research efforts related to the collaboration.

Effective December 31, 2000, the Company and Procter & Gamble entered into a new collaboration agreement (the “P&G Agreement”), replacing the companies’ May 1997 agreement. The P&G Agreement extended Procter & Gamble’s obligation to fund Regeneron research through December 2005, with no further research obligations by either party thereafter, and focused the companies’ collaborative research on therapeutic areas that were of particular interest to Procter & Gamble. Under the P&G Agreement, research support from Procter & Gamble was $2.5 million per quarter, plus adjustments for inflation, through December 2005. Procter & Gamble and the Company divided rights to programs from their former collaboration agreement that were no longer part of the P&G Agreement.

In June 2005, the Company and Procter & Gamble amended the P&G Agreement. Pursuant to the terms of the modified agreement, the Company and Procter & Gamble agreed that the research activities of the parties under the P&G Agreement were completed on June 30, 2005, six months prior to the December 31, 2005 expiration date in the P&G Agreement. In connection with the amendment, Procter & Gamble made a one-time $5.6 million payment to Regeneron and the Company paid approximately $1.0 million to Procter & Gamble to acquire certain capital equipment owned by Procter & Gamble and located at the Company’s facilities. Procter & Gamble and the Company divided rights to research programs and pre-clinical product candidates that were developed during the research term of the P&G Agreement. Neither party has the right to participate in the development or commercialization of the other party’s product candidates. The Company is entitled to receive royalties based on any future product sales of a Procter & Gamble pre-clinical candidate arising from the collaboration. In addition, in 1997 through 1999, Procter & Gamble provided research support for the Company’s AXOKINE program and, as a result, will be entitled to receive a small royalty on any sales of AXOKINE. Neither party is entitled to receive royalties or other payments based on any other products arising from the collaboration.

Contract research and development revenue related to the Company’s collaboration with Procter & Gamble was $6.0 million, $10.5 million, and $10.6 million in 2005, 2004, and 2003, respectively. In addition, the one-time $5.6 million payment made by Procter & Gamble to the Company in connection with the amendment to the P&G Agreement was recognized as other contract income in 2005. At December 31, 2004 and 2003, amounts receivable from Procter & Gamble totaled $2.3 million and $2.7 million, respectively. At December 31, 2005, there were no amounts receivable from Procter & Gamble.

f.	Serono, S.A.

In December 2002, the Company entered into an agreement (the “Serono Agreement”) with Serono S.A. to use Regeneron’s proprietary VelociGene technology platform to provide Serono with knock-out and transgenic mammalian models of gene function (“Materials”). Serono made an advance payment of $1.5 million (the “Retainer”) to Regeneron in December 2002, which was accounted for as deferred revenue. Regeneron recognizes revenue and reduces the Retainer as Materials are shipped to and accepted by Serono. The Serono Agreement contains provisions for minimum yearly order quantities and replenishment of the Retainer when the balance declines below a specified threshold. In 2005, 2004, and 2003, the Company recognized $2.2 million, $2.1 million,

REGENERON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

and $0.7 million, respectively, of contract research and development revenue in connection with the Serono Agreement.

13.	Manufacturing Agreement

During 1995, the Company entered into a long-term manufacturing agreement with Merck & Co., Inc., as amended, (the “Merck Agreement”) to produce an intermediate (the “Intermediate”) for a Merck pediatric vaccine at the Company’s Rensselaer, New York facility. The Company agreed to modify portions of its facility for manufacture of the Intermediate and to assist Merck in securing regulatory approval for such manufacture in the Company’s facility. The Merck Agreement calls for the Company to manufacture Intermediate for Merck for a specified period of time (the “Production Period”), with certain minimum order quantities each year. The Production Period commenced in November of 1999 and originally extended for six years. In February 2005, the Company and Merck amended the Merck Agreement to extend the Production Period through October 2006, after which the Merck Agreement will terminate.

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

In 2005, 2004, and 2003, Merck contract manufacturing revenue totaled $13.7 million, $18.1 million, and $10.1 million, respectively. Such amounts include $1.4 million, $3.6 million, and $1.7 million of previously deferred Capital Costs, respectively.

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

As described in Note 2, effective January 1, 2005, the Company adopted the fair value based method of accounting for stock-based employee compensation under the provisions of SFAS 123 using the modified prospective method as described in SFAS 148. As a result, effective January 1, 2005, the Company has been recognizing expense, in an amount equal to the fair value of share-based payments (including stock option awards) on their date of grant, over the vesting period of the awards. Under the modified prospective method, compensation expense for the Company is recognized for (a) all share based payments granted on or after January 1, 2005, (including replacement options granted under the Company’s stock option exchange program which concluded on January 5, 2005) and (b) all awards granted to employees prior to January 1, 2005 that were unvested on that date. Prior to the adoption of the fair value method, the Company accounted for stock-based compensation to employees under the intrinsic value method of accounting set forth in APB 25 and related interpretations. Therefore, compensation expense related to employee stock options was not reflected in operating expenses in any period prior to the first quarter of 2005 and prior period results have not been restated. The effect on the Company’s net income (loss) and net income (loss) per share for the years ended December 31, 2004 and 2003, had compensation costs for the Incentive Plans been determined in accordance with the fair value based method of accounting for stock-based employee compensation as prescribed by SFAS 123, is shown in Note 2.

Prior to the Company’s adoption of SFAS 123, in accordance with APB 25 and related interpretations, the Company recorded compensation expense from issuances of employee Restricted Stock awards. When the terms of

REGENERON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

the award were fixed, compensation expense for Restricted Stock awards totaled the grant date intrinsic value, amortized over the vesting period.

Transactions involving stock option awards during 2005, 2004, and 2003 under the 1990 and 2000 Incentive Plans are summarized in the table below.

		Weighted-Average
	Number of Shares	Exercise Price

Stock options outstanding at December 31, 2002	11,563,950	$21.08
2003:
Stock options granted	2,634,570	$13.45
Stock options canceled	(265,107)	$22.62
Stock options exercised	(795,114)	$7.07

Stock options outstanding at December 31, 2003	13,138,299	$20.36
2004:
Stock options granted	2,828,484	$9.90
Stock options canceled	(514,947)	$21.10
Stock options exercised	(311,268)	$5.98

Stock options outstanding at December 31, 2004	15,140,568	$18.68
2005:
Stock options granted	4,551,360	$10.08
Stock options canceled	(4,374,518)	$25.96
Stock options exercised	(597,918)	$9.50

Stock options outstanding at December 31, 2005	14,719,492	$14.23

In addition, in October 2005, the Company accelerated vesting of certain stock options held by employees affected by the Company’s 2005 workforce reductions (see Note 3).

The Company grants stock options with exercise prices that are equal to or greater than the fair market value of the Company’s Common Stock on the date of grant. The table below summarizes the weighted-average exercise prices and weighted-average grant-date fair values of options issued during the years ended December 31, 2003, 2004, and 2005. The total number of options exercisable at December 31, 2005, 2004, and 2003 was 7,321,256, 8,628,873, and 5,940,268, respectively, with weighted average exercise prices of $17.79, $21.05, and $19.45, respectively.

	Number of Options	Weighted-Average	Weighted-Average
	Granted	Exercise Price	Fair Value

2003:
Exercise price equal to market price	2,634,570	$13.45	$10.12
2004:
Exercise price equal to market price	2,796,873	$9.89	$7.53
Exercise price greater than market price	31,611	$10.44	$6.10

Total 2004 grants	2,828,484	$9.90	$7.51

2005:
Exercise price equal to market price	4,551,360	$10.08	$6.68

REGENERON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

The following table summarizes stock option information as of December 31, 2005:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$4.83 to $ 8.50	2,689,022	5.32	$8.13	760,533	$7.40
$8.52 to $ 9.49	3,420,139	7.30	$9.24	1,593,794	$9.00
$9.50 to $11.64	2,970,544	8.20	$11.32	594,488	$10.14
$11.75 to $16.56	2,493,682	7.69	$13.17	1,422,294	$13.11
$16.59 to $37.78	2,996,105	6.00	$27.70	2,800,147	$28.26
$37.94 to $51.56	150,000	4.67	$43.39	150,000	$43.39

$4.83 to $51.56	14,719,492	6.90	$14.23	7,321,256	$17.79

The fair value of each option granted under the Regeneron Pharmaceuticals, Inc. 2000 Incentive Plan during 2005, 2004, and 2003 was estimated on the date of grant using the Black-Scholes option-pricing model. Using this model, fair value is calculated based on assumptions with respect to (i) expected volatility of the Company’s Common Stock price, (ii) the periods of time over which employees and members of the Company’s board of directors are expected to hold their options prior to exercise (expected lives), (iii) expected dividend yield on the Company’s Common Stock, and (iv) risk-free interest rates, which are based on quoted U.S. Treasury rates for securities with maturities approximating the options’ expected lives. Expected volatility, which is re-evaluated at least quarterly, has been estimated based on actual movements in the Company’s stock price over the most recent historical periods equivalent to the options’ expected lives. Expected lives are principally based on the Company’s limited historical exercise experience with option grants with similar exercise prices. The expected dividend yield is zero as the Company has never paid dividends and does not currently anticipate paying any in the foreseeable future. The following table summarizes the weighted average values of the assumptions used in computing the fair value of option grants during 2005, 2004, and 2003.

	2005	2004	2003

Expected volatility	71%	80%	80%
Expected lives from grant date	5.9 years	7.5 years	7.3 years
Dividend yield	0%	0%	0%
Risk-free interest rate	4.16%	4.03%	3.75%

During 2004 and 2003, 105,052 and 219,367 shares, respectively, of Restricted Stock were awarded under the 2000 Incentive Plan. No shares of Restricted Stock were awarded in 2005. These shares are nontransferable with such restriction lapsing (i) for 2004 awards, with respect to 50% of the shares at nine months and eighteen months from date of grant and (ii) for 2003 awards, with respect to 25% of the shares every six months over the approximately two-year period from date of grant. In accordance with generally accepted accounting principles, the Company recorded unearned compensation within Stockholders’ Equity of $1.0 million and $2.9 million in 2004 and 2003, respectively, related to these awards. This amount was based on the fair market value of shares of the Company’s Common Stock on the date of grant and will be expensed, on a pro rata basis, over the period that the restriction on these shares lapses. During 2005, 2004, and 2003, 4,601, 18,194, and 4,431 shares, respectively, of Restricted Stock were forfeited due to employee terminations. The Company reduced unearned compensation within Stockholders’ Equity by $0.1 million, $0.3 million, and $0.1 million in 2005, 2004, and 2003, respectively, related to these forfeited awards.

The Company recognized non-cash compensation expense from Restricted Stock awards of $1.9 million, $2.5 million, and $2.3 million in 2005, 2004, and 2003, respectively. In addition, due to the adoption of SFAS 123

REGENERON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

effective January 1, 2005, non-cash compensation expense related to stock option awards totaled $20.0 million in 2005, of which $19.9 million was recognized in operating expenses and $0.1 million was capitalized into inventory.

As of December 31, 2005, there were 6,684,884 shares available for future grants under the 2000 Incentive Plan.

In December 2004, the Company’s shareholders approved a stock option exchange program. Under the program, Company regular employees who work an average of 20 hours per week, other than the Company’s chairman and the Company’s president and chief executive officer, were provided the opportunity to make a one-time election to surrender options granted under the 1990 and 2000 Incentive Plans that had an exercise price of at least $18.00 and exchange them for replacement options granted under the 2000 Incentive Plan in accordance with the following exchange ratios:

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

Each replacement option was completely unvested upon grant. Each replacement option granted to an employee other than our executive vice president and senior vice presidents will ordinarily become vested and exercisable with respect to one-fourth of the shares initially underlying such option on each of the first, second, third and fourth anniversaries of the grant date so that such replacement option will be fully vested and exercisable four years after it was granted. Each replacement option granted to our executive vice president and senior vice presidents will ordinarily vest with respect to all shares underlying such option if both (i) the Company’s products have achieved gross sales of at least $100 million during any consecutive twelve month period (either directly by the Company or through its licenses) and (ii) the specific senior or executive vice president has remained employed by the Company for at least three years from the date of grant. For all replacement options, the recipient’s vesting and exercise rights are contingent upon the recipient’s continued employment through the applicable vesting date and subject to the other terms of the 2000 Incentive Plan and the applicable option award agreement. As is generally the case with respect to the option award agreements for options that were eligible for exchange pursuant to the stock option exchange program, the option award agreements for replacement options include provisions whereby the replacement options may be fully vested in connection with a “change in control” of the Company, as defined in the 2000 Incentive Plan.

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

REGENERON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

b.  Executive Stock Purchase Plan

In 1989, the Company adopted an Executive Stock Purchase Plan (the “Plan”) under which 1,027,500 shares of Class A Stock were reserved for restricted stock awards. The Plan provides for the compensation committee of the board of directors to award employees, directors, consultants, and other individuals (“Plan participants”) who render service to the Company the right to purchase Class A Stock at a price set by the compensation committee. The Plan provides for the vesting of shares as determined by the compensation committee and, should the Company’s relationship with a Plan participant terminate before all shares are vested, unvested shares will be repurchased by the Company at a price per share equal to the original amount paid by the Plan participant. During 1989 and 1990, a total of 983,254 shares were issued, all of which vested as of December 31, 1999. As of December 31, 2005, there were 44,246 shares available for future grants under the Plan.

15.	Employee Savings Plan

In 1993, the Company adopted the provisions of the Regeneron Pharmaceuticals, Inc. 401(k) Savings Plan (the “Savings Plan”). The terms of the Savings Plan provide for employees who have met defined service requirements to participate in the Savings Plan by electing to contribute to the Savings Plan a percentage of their compensation to be set aside to pay their future retirement benefits, as defined. The Savings Plan, as amended and restated, provides for the Company to make discretionary contributions (“Contribution”), as defined. The Company recorded Contribution expense of $2.0 million in 2005, $0.8 million in 2004, and $0.9 million in 2003; such amounts were accrued as liabilities at December 31, 2005, 2004, and 2003, respectively. During the first quarter of 2006, 2005, and 2004, the Company contributed 120,960, 90,385, and 64,333 shares, respectively, of Common Stock to the Savings Plan in satisfaction of these obligations.

16.	Income Taxes

In 2005, 2004, and 2003, the Company recognized a net operating loss for tax purposes and, accordingly, no provision for income taxes has been recorded in the accompanying financial statements. There is no benefit for federal or state income taxes for the years ended December 31, 2005, 2004, and 2003 since the Company has incurred net operating losses for tax purposes since inception and established a valuation allowance equal to the total deferred tax asset.

The tax effect of temporary differences, net operating loss carry-forwards, and research and experimental tax credit carry-forwards as of December 31, 2005 and 2004 was as follows:

	2005	2004

Deferred tax assets
Net operating loss carry-forward	$161,060	$135,099
Fixed assets	12,873	9,772
Deferred revenue	34,284	28,527
Research and experimental tax credit carry-forward	23,074	20,772
Capitalized research and development costs	24,015	28,559
Other	12,095	4,168
Valuation allowance	(267,401)	(226,897)

	—	—

The Company’s valuation allowance increased by $40.5 million in 2005, due primarily to an increase in the Company’s net operating loss carry-forward, and decreased by $14.2 million in 2004, due primarily to a reduction in the temporary difference related to deferred revenue.

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

As of December 31, 2005, the Company had available for tax purposes unused net operating loss carry-forwards of $404.8 million which will expire in various years from 2006 to 2025. The Company’s research and experimental tax credit carry-forwards expire in various years from 2006 to 2025. Under the Internal Revenue Code and similar state provisions, substantial changes in the Company’s ownership have resulted in an annual limitation on the amount of net operating loss and tax credit carry-forwards that can be utilized in future years to offset future taxable income. This annual limitation may result in the expiration of net operating losses and tax credit carry-forwards before utilization.

17.	Legal Matters

In May 2003, securities class action lawsuits were commenced against Regeneron and certain of the Company’s officers and directors in the United States District Court for the Southern District of New York. A consolidated amended class action complaint was filed in October 2003. The complaint, which was purported to be brought on behalf of a class consisting of investors in the Company’s publicly traded securities between March 28, 2000 and March 30, 2003, alleged that the defendants misstated or omitted material information concerning the safety and efficacy of AXOKINE, in violation of Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.

On November 14, 2005, the United States District Court for the Southern District of New York approved the terms of a settlement between plaintiffs and the Company settling all claims against the Company in this lawsuit. The settlement requires no payment by the Company or any of the individual defendants named in the lawsuit. The Company’s primary insurance carrier agreed to make the required payment under the settlement, the amount of which is immaterial to the Company. The settlement includes no admission of wrongdoing by the Company or any of the individual defendants. Separately, the plaintiffs and the individual defendants named in the lawsuit entered into a Stipulation of Voluntary Dismissal, which dismissed all claims against the individuals with prejudice.

From time to time, the Company is a party to other legal proceedings in the course of the Company’s business. The Company does not expect any such other current legal proceedings to have a material adverse effect on the Company’s business or financial condition.

18.	Net Income (Loss) Per Share

The Company’s basic net income (loss) per share amounts have been computed by dividing net income (loss) by the weighted average number of Common and Class A shares outstanding. The diluted net income per share is based upon the weighted average number of shares of Common Stock and Class A Stock and the common stock equivalents outstanding when dilutive. In 2005 and 2003, the Company reported net losses and, therefore, no

REGENERON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

common stock equivalents were included in the computation of diluted net loss per share since such inclusion would have been antidilutive. The calculations of basic and diluted net loss per share are as follows:

	December 31,
	2005	2004	2003

Net income (loss) (Numerator)	$(95,446)	$41,699	$(107,458)
Shares, in thousands (Denominator):
Weighted-average shares for basic per share calculations	55,950	55,419	50,490
Effect of stock options		711
Effect of restricted stock awards		42

Adjusted weighted-average shares for diluted per share calculations	55,950	56,172	50,490

Basic net income (loss) per share	$(1.71)	$0.75	$(2.13)
Diluted net income (loss) per share	$(1.71)	$0.74	$(2.13)

Shares issuable upon the exercise of options and warrants, vesting of restricted stock awards, and conversion of convertible debt, which have been excluded from the diluted per share amounts because their effect would have been antidilutive, include the following:

	December 31,
	2005	2004	2003

Options and Warrants:
Weighted average number, in thousands	13,299	10,110	11,299
Weighted average exercise price	$14.59	$23.82	$22.07
Restricted Stock:
Weighted average number, in thousands	165	6	159
Convertible Debt:
Weighted average number, in thousands	6,611	6,611	6,611
Conversion price	$30.25	$30.25	$30.25

In connection with the Company’s stock option exchange program (see Note 14a), on January 5, 2005, eligible employees elected to exchange options with a total of 3,665,819 underlying shares of Common Stock, and the Company issued 1,997,840 replacement options with an exercise price of $8.50 per share.

19.	Segment Information

The Company’s operations are managed in two business segments: research and development, and contract manufacturing.

Research and development:  Includes all activities related to the discovery of pharmaceutical products for the treatment of serious medical conditions, and the development and commercialization of these discoveries. Also includes revenues and expenses related to (i) the development of manufacturing processes prior to commencing commercial production of a product under contract manufacturing arrangements and (ii) the supply of specified, ordered research materials using Regeneron-developed proprietary technology (see Note 12).

Contract manufacturing:   Includes all revenues and expenses related to the commercial production of products under contract manufacturing arrangements. During 2005, 2004, and 2003, the Company produced Intermediate under the Merck Agreement (see Note 13).

REGENERON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

The tables below present information about reported segments for the years ended December 31, 2005, 2004, and 2003:

	Research &	Contract		Reconciling
	Development	Manufacturing		Items		Total

2005:
Revenues	$52,447	$13,746		—		$66,193
Depreciation and amortization	14,461	—	(1)	$1,043		15,504
Non-cash compensation expense	21,492	367		—		21,859
Interest expense	—	—		12,046		12,046
Other contract income	30,640	—		—		30,640
Net income (loss)	(97,970)	4,189		(1,665	)(2)	(95,446)
Capital expenditures	4,667	—		—		4,667
Total assets	95,645	4,315		323,541	(3)	423,501
2004:
Revenues	$155,927	$18,090		—		$174,017
Depreciation and amortization	14,319	—	(1)	$1,043		15,362
Non-cash compensation expense	2,543	—		—		2,543
Interest expense	126	—		12,049		12,175
Other contract income	42,750	—		—		42,750
Net income (loss)	45,395	2,876		(6,572	)(2)	41,699
Capital expenditures	5,972	—		—		5,972
Total assets	111,038	6,532		355,538	(3)	473,108
2003:
Revenues	$47,366	$10,131		—		$57,497
Depreciation and amortization	11,894	—	(1)	$1,043		12,937
Non-cash compensation expense	2,562	—		—		2,562
Interest expense	161	—		11,771		11,932
Net income (loss)	(103,604)	3,455		(7,309	)(2)	(107,458)
Capital expenditures	16,944	—		—		16,944
Total assets	92,369	12,889		374,297	(3)	479,555

(1)	Depreciation and amortization related to contract manufacturing is capitalized into inventory and included in contract manufacturing expense when the product is shipped.

(2)	Represents investment income net of interest expense related to convertible notes issued in October 2001 (see Note 11d).

(3)	Includes cash and cash equivalents, marketable securities, restricted marketable securities (where applicable), prepaid expenses and other current assets, and other assets.

REGENERON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

20.	Unaudited Quarterly Results

Summarized quarterly financial data for the years ended December 31, 2005 and 2004 are set forth in the following tables.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	Ended	Ended	Ended	Ended
	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$16,209	$16,366	$16,194	$17,424
Net loss	(4,123)	(26,999)	(34,652)	(29,672)
Net loss per share, basic and diluted	$(0.07)	$(0.48)	$(0.62)	$(0.53)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	Ended	Ended	Ended	Ended
	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$61,990	$28,418	$36,519	$47,090
Net income (loss)	64,532	(14,549)	(11,076)	2,792
Basic net income (loss) per share	$1.17	$(0.26)	$(0.20)	$0.05
Diluted net income (loss) per share	$1.06	$(0.26)	$(0.20)	$0.05

EXHIBIT INDEX

Exhibit
Number	Description

3.1	(a)	—	Restated Certificate of Incorporation of Regeneron Pharmaceuticals, Inc. as of June 21, 1991.
3.1.1	(b)	—	Certificate of Amendment of the Restated Certificate of Incorporation of Regeneron Pharmaceuticals, Inc., as of October 18, 1996.
3.1.2	(c)	—	Certificate of Amendment of the Certificate of Incorporation of Regeneron Pharmaceuticals, Inc., as of December 17, 2001.
3.2	(d)	—	By-Laws of the Company, currently in effect (amended through November 12, 2004).
10.1	(e)	—	1990 Amended and Restated Long-Term Incentive Plan.
10.2	(f)	—	2000 Long-Term Incentive Plan.
10.3.1	(g)	—	Amendment No. 1 to 2000 Long-Term Incentive Plan, effective as of June 14, 2002.
10.3.2	(g)	—	Amendment No. 2 to 2000 Long-Term Incentive Plan, effective as of December 20, 2002.
10.3.3	(h)	—	Amendment No. 3 to 2000 Long-Term Incentive Plan, effective as of June 14, 2004.
10.3.4	(i)	—	Amendment No. 4 to 2000 Long-Term Incentive Plan, effective as of November 15, 2004.
10.3.5	(j)	—	Form of option agreement and related notice of grant for use in connection with the grant of options to the Registrant’s non-employee directors and named executive officers.
10.3.6	(j)	—	Form of option agreement and related notice of grant for use in connection with the grant of options to the Registrant’s executive officers other than the named executive officers.
10.3.7	(k)	—	Form of restricted stock award agreement and related notice of grant for use in connection with the grant of restricted stock awards to the Registrant’s executive officers.
10.4*	(l)	—	Manufacturing Agreement dated as of September 18, 1995, between the Company and Merck & Co., Inc.
10.4.1*	(d)	—	Amendment No. 1 to the Manufacturing Agreement between the Company and Merck & Co., Inc., effective as of September 18, 1995.
10.4.2*	(d)	—	Amendment No. 2 to the Manufacturing Agreement between the Company and Merck & Co., Inc., effective as of October 24, 1996.
10.4.3*	(d)	—	Amendment No. 3 to the Manufacturing Agreement between the Company and Merck & Co., Inc., effective as of December 9, 1999.
10.4.4*	(d)	—	Amendment No. 4 to the Manufacturing Agreement between the Company and Merck & Co., Inc., effective as of July 18, 2002.
10.4.5*	(d)	—	Amendment No. 5 to the Manufacturing Agreement between the Company and Merck & Co., Inc., effective as of January 1, 2005.
10.5	(m)	—	Rights Agreement, dated as of September 20, 1996, between Regeneron Pharmaceuticals, Inc. and Chase Mellon Shareholder Services LLC, as Rights Agent, including the form of Rights Certificate as Exhibit B thereto.
10.6	(g)	—	Employment Agreement, dated as of December 20, 2002, between the Company and Leonard S. Schleifer, M.D., Ph.D.
10.7*	(d)	—	Employment Agreement, dated as of December 31, 1998, between the Company and P. Roy Vagelos, M.D.
10.8	(s)	—	Regeneron Pharmaceuticals, Inc. Change in Control Severance Plan, effective as of February 1, 2006.
10.9	(n)	—	Indenture, dated as of October 17, 2001, between Regeneron Pharmaceuticals, Inc. and American Stock Transfer & Trust Company, as trustee.
10.10	(n)	—	Registration Rights Agreement, dated as of October 17, 2001, among Regeneron Pharmaceuticals, Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Robertson Stephens, Inc.
10.11*	(o)	—	IL-1 License Agreement, dated June 26, 2002, by and among the Company, Immunex Corporation, and Amgen Inc.
10.12*	(p)	—	Collaboration, License and Option Agreement, dated as of March 28, 2003, by and between Novartis Pharma AG, Novartis Pharmaceuticals Corporation, and the Company.

Exhibit
Number	Description

10.13*	(q)	—	Collaboration Agreement, dated as of September 5, 2003, by and between Aventis Pharmaceuticals Inc. and Regeneron Pharmaceuticals, Inc.
10.13.1*	(d)	—	Amendment No. 1 to Collaboration Agreement, by and between Aventis Pharmaceuticals Inc. and Regeneron Pharmaceuticals, Inc., effective as of December 31, 2004.
10.13.2	(r)	—	Amendment No. 2 to Collaboration Agreement, by and between Aventis Pharmaceuticals Inc. and Regeneron Pharmaceuticals, Inc., effective as of January 7, 2005.
10.13.3*		—	Amendment No. 3 to Collaboration Agreement, by and between Aventis Pharmaceuticals Inc. and Regeneron Pharmaceuticals, Inc., effective as of December 21, 2005.
10.13.4*		—	Amendment No. 4 to Collaboration Agreement, by and between sanofi-aventis U.S., LLC (successor in interest to Aventis Pharmaceuticals, Inc.) and Regeneron Pharmaceuticals, Inc., effective as of January 31, 2006.
10.14	(q)	—	Stock Purchase Agreement, dated as of September 5, 2003, by and between Aventis Pharmaceuticals Inc. and Regeneron Pharmaceuticals, Inc.
12.1		—	Statement re: computation of ratio of earnings to combined fixed charges of Regeneron Pharmaceuticals, Inc.
23.1		—	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
31.1		—	Certification of CEO pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934.
31.2		—	Certification of CFO pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934.
32		—	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.

Description:

(a)	Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc. for the quarter ended June 30, 1991, filed August 13, 1991.

(b)	Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc. for the quarter ended September 30, 1996 filed November 5, 1996.

(c)	Incorporated by reference from the Form 10-K for Regeneron Pharmaceuticals, Inc. for the fiscal year ended December 31, 2001, filed March 22, 2002.

(d)	Incorporated by reference from the Form 10-K for Regeneron Pharmaceuticals, Inc. for the fiscal year ended December 31, 2004, filed March 11, 2005.

(e)	Incorporated by reference from the Company’s registration statement on Form S-1 (file number 33-39043).

(f)	Incorporated by reference from the Form 10-K for Regeneron Pharmaceuticals, Inc., for the quarter ended December 31, 2001, filed March 22, 2002.

(g)	Incorporated by reference from the Form 10-K for Regeneron Pharmaceuticals, Inc., for the fiscal year ended December 31, 2002, filed March 31, 2003.

(h)	Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc. for the quarter ended June 30, 2004, filed August 5, 2004.

(i)	Incorporated by reference from the Form 8-K for Regeneron Pharmaceuticals, Inc., filed November 17, 2004.

(j)	Incorporated by reference from the Form 8-K for Regeneron Pharmaceuticals, Inc., filed December 16, 2005.

(k)	Incorporated by reference from the Form 8-K for Regeneron Pharmaceuticals, Inc., filed December 13, 2004.

(l)	Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc. for the quarter ended September 30, 1995, filed November 14, 1995.

(m)	Incorporated by reference from the Form 8-A for Regeneron Pharmaceuticals, Inc., filed October 15, 1996.

(n)	Incorporated by reference from the Company’s registration statement on Form S-3 (file number 333-74464).

(o)	Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc. for the quarter ended June 30, 2002, filed August 13, 2002.

(p)	Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc. for the quarter ended March 31, 2003, filed May 15, 2003.

(q)	Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc. for the quarter ended September 30, 2003, filed November 11, 2003.

(r)	Incorporated by reference from the Form 8-K for Regeneron Pharmaceuticals, Inc., filed January 11, 2005.

(s)	Incorporated by reference from the Form 8-K for Regeneron Pharmaceuticals, Inc., filed January 25, 2006.

*	Portions of this document have been omitted and filed separately with the Commission pursuant to requests for confidential treatment pursuant to Rule 24b-2.