Form 10-Q
period 2006-03-31
REGENERON PHARMACEUTICALS INC
filed 2006-05-08
CIK 872589

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Large accelerated filer ☐                      Accelerated filer ☑                      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of April 30, 2006:

Class of Common Stock	Number of Shares
Class A Stock, $0.001 par value	2,307,561
Common Stock, $0.001 par value	54,643,326

REGENERON PHARMACEUTICALS, INC.

March 31, 2006

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
REGENERON PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS AT MARCH 31, 2006 AND DECEMBER 31, 2005 (Unaudited)
(In thousands, except share data)

	March 31,	December 31,
	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$182,332	$184,508
Marketable securities	120,061	114,037
Accounts receivable	11,010	36,521
Prepaid expenses and other current assets	2,990	3,422
Inventory	3,254	2,904

Total current assets	319,647	341,392

Marketable securities	21,836	18,109
Property, plant, and equipment, at cost, net of accumulated depreciation and amortization	57,421	60,535
Other assets	3,185	3,465

Total assets	$402,089	$423,501

LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$18,383	$23,337
Deferred revenue, current portion	15,284	17,020

Total current liabilities	33,667	40,357

Deferred revenue	66,099	69,142
Notes payable	200,000	200,000

Total liabilities	299,766	309,499

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.01 par value; 30,000,000 shares authorized; issued and outstanding-none
Class A Stock, convertible, $.001 par value; 40,000,000 shares authorized;
shares issued and outstanding - 2,307,561 in 2006 and 2,347,073 in 2005	2	2
Common Stock, $.001 par value; 160,000,000 shares authorized;
shares issued and outstanding - 54,614,557 in 2006 and 54,092,268 in 2005	55	54
Additional paid-in capital	708,297	700,011
Unearned compensation		(315)
Accumulated deficit	(605,660)	(585,280)
Accumulated other comprehensive loss	(371)	(470)

Total stockholders’ equity	102,323	114,002

Total liabilities and stockholders’ equity	$402,089	$423,501

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three months ended March 31,
	2006	2005
Revenues
Contract research and development	$14,587	$13,502
Contract manufacturing	3,632	2,707

	18,219	16,209

Expenses
Research and development	32,084	35,912
Contract manufacturing	1,852	2,491
General and administrative	5,946	6,146

	39,882	44,549

Loss from operations	(21,663)	(28,340)

Other income (expense)
Other contract income		25,000
Investment income	3,481	2,230
Interest expense	(3,011)	(3,013)

	470	24,217

Net loss before cumulative effect of a change in accounting principle	(21,193)	(4,123)
Cumulative effect of adopting Statement of Financial Accounting Standards No. 123R (“SFAS 123R”)	813

Net loss	($20,380)	($4,123)

Net loss per share amounts, basic and diluted:
Net loss before cumulative effect of a change in accounting principle	($0.37)	($0.07)
Cumulative effect of adopting SFAS 123R	0.01

Net loss	($0.36)	($0.07)

Weighted average shares outstanding, basic and diluted	56,727	55,815
The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)
For the three months ended March 31, 2006
(In thousands)

								Accumulated
					Additional			Other	Total
	Class A Stock		Common Stock		Paid-in	Unearned	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Loss	Equity	Loss
Balance, December 31, 2005	2,347	$2	54,092	$54	$700,011	$(315)	$(585,280)	$(470)	$114,002
Issuance of Common Stock in connection with exercise of stock options, net of shares tendered			364	1	3,415				3,416
Issuance of Common Stock in connection with Company 401(k) Savings Plan contribution			121		1,884				1,884
Conversion of Class A Stock to Common Stock	(40)		40
Forfeitures of restricted Common Stock under Long-Term Incentive Plan			(2)
Stock-based compensation expense					4,115				4,115
Adjustment to reduce unearned compensation upon adoption of SFAS 123R					(315)	315
Cumulative effect of adopting SFAS 123R					(813)				(813)
Net loss							(20,380)		(20,380)	$(20,380)
Change in net unrealized loss on marketable securities								99	99	99

Balance, March 31, 2006	2,307	$2	54,615	$55	$708,297	—	$(605,660)	$(371)	$102,323	$(20,281)

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three months ended March 31,
	2006	2005
Cash flows from operating activities
Net loss	$(20,380)	$(4,123)

Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	3,798	3,858
Non-cash compensation expense	4,079	5,881
Cumulative effect of a change in accounting principle	(813)
Changes in assets and liabilities
Decrease in accounts receivable	25,511	32,731
Decrease (increase) in prepaid expenses and other assets	1,023	(40)
(Increase) decrease in inventory	(92)	527
Decrease in deferred revenue	(4,779)	(4,653)
Decrease in accounts payable, accrued expenses, and other liabilities	(3,069)	(1,049)

Total adjustments	25,658	37,255

Net cash provided by operating activities	5,278	33,132

Cash flows from investing activities
Purchases of marketable securities	(74,541)	(35,601)
Sales or maturities of marketable securities	64,317	55,385
Capital expenditures	(646)	(1,359)

Net cash (used in) provided by investing activities	(10,870)	18,425

Cash flows from financing activities
Net proceeds from the issuance of stock	3,416	1,030

Net cash provided by financing activities	3,416	1,030

Net (decrease) increase in cash and cash equivalents	(2,176)	52,587

Cash and cash equivalents at beginning of period	184,508	95,229

Cash and cash equivalents at end of period	$182,332	$147,816

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)
1.	Interim Financial Statements
     The interim Condensed Financial Statements of Regeneron Pharmaceuticals, Inc. (“Regeneron” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures necessary for a presentation of the Company’s financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for such periods. The results of operations for any interim periods are not necessarily indicative of the results for the full year. The December 31, 2005 Condensed Balance Sheet data were derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
2.	Per Share Data
     The Company’s basic and diluted net loss per share amounts have been computed by dividing net loss by the weighted average number of shares of Common Stock and Class A Stock outstanding. For the three months ended March 31, 2006 and 2005, the Company reported net losses and, therefore, no common stock equivalents were included in the computation of diluted net loss per share for these periods, since such inclusion would have been antidilutive. The calculations of basic and diluted net loss per share are as follows:

	Three Months Ended March 31,
	2006	2005
Net loss (Numerator)	($20,380)	($4,123)
Weighted-average shares, in thousands (Denominator)	56,727	55,815
Basic and diluted net loss per share	($0.36)	($0.07)
     Shares issuable upon the exercise of stock options, vesting of restricted stock awards, and conversion of convertible debt, which have been excluded from the March 31, 2006 and 2005 diluted per share amounts because their effect would have been antidilutive, include the following:

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)

	Three months ended March 31,
	2006	2005
Stock Options:
Weighted average number, in thousands	14,401	13,476
Weighted average exercise price	$14.27	$14.73

Restricted Stock:
Weighted average number, in thousands	54	213

Convertible Debt:
Weighted average number, in thousands	6,611	6,611
Conversion price	$30.25	$30.25
3.	Stock-based Employee Compensation
Adoption of Statement of Financial Accounting Standards Nos. 123 and 123R
     Effective January 1, 2005, the Company adopted the fair value based method of accounting for stock-based employee compensation under the provisions of Statement of Financial Accounting Standards No. (“SFAS”) 123, Accounting for Stock-Based Compensation, using the modified prospective method as described in SFAS 148, Accounting for Stock-Based Compensation- Transition and Disclosure. As a result, in 2005, the Company recognized compensation expense, in an amount equal to the fair value of share-based payments (including stock option awards) on their date of grant, over the vesting period of the awards using graded vesting, which is an accelerated expense recognition method. Under the modified prospective method, compensation expense for the Company is recognized for (a) all share based payments granted on or after January 1, 2005 and (b) all awards granted to employees prior to January 1, 2005 that were unvested on that date.
     Effective January 1, 2006, the Company adopted the provisions of SFAS 123R, Share-Based Payment, which is a revision of SFAS 123. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, and requires the recognition of compensation expense in an amount equal to the fair value of the share-based payment (including stock options and restricted stock) issued to employees. SFAS 123R requires companies to estimate the number of awards that are expected to be forfeited at the time of grant and to revise this estimate, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to the adoption of SFAS 123R, the Company recognized the effect of forfeitures in stock-based compensation cost in the period when they occurred, in accordance with SFAS 123. Upon adoption of SFAS 123R effective January 1, 2006, the Company was required to record a cumulative effect adjustment to reflect the effect of estimated forfeitures related to outstanding awards that are not expected to vest as of the SFAS 123R adoption date. This adjustment reduced the Company’s loss by $813 and is

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)
included in the Company’s operating results for the first quarter of 2006 as a cumulative-effect adjustment of a change in accounting principle.
Long-Term Incentive Plans
     The Regeneron Pharmaceuticals, Inc. 2000 Long-Term Incentive Plan (“2000 Incentive Plan”), as amended, provides for the issuance of up to 18,500,000 shares of Common Stock in respect of awards. In addition, certain shares of Common Stock previously approved by shareholders for issuance under the Regeneron Pharmaceuticals, Inc. 1990 Long-Term Incentive Plan (“1990 Incentive Plan”) that are not issued under the 1990 Incentive Plan, may be issued as awards under the 2000 Incentive Plan. The 1990 Incentive Plan, as amended, provided for a maximum of 6,900,000 shares of Common Stock in respect of awards. Under the provisions of the 1990 Incentive Plan, there will be no future awards from the plan. The Company has issued Incentive Stock Options (“ISOs”) and Nonqualified Stock Options, and shares of Restricted Stock from the 1990 and 2000 Incentive Plans. The terms of the awards are determined by the Compensation Committee of the board of directors; however, in the case of an ISO, the option exercise price will not be less than the fair market value of a share of Common Stock on the date the ISO is granted and no ISO is exercisable more than ten years after the date of grant. As of March 31, 2006, there were 6,490,581 shares available for future grants under the 2000 Incentive Plan.
a.	Stock Options
     At March 31, 2006, there were 14,199,554 stock options outstanding with exercise prices ranging from $4.83 to $51.56. Options granted to employees generally vest annually on a pro rata basis over a four to five year period beginning one year from the date of grant. Certain performance-based options granted to the Company’s executive vice president and senior vice presidents vest if both (i) the Company’s products have achieved defined sales targets and (ii) the option recipient has remained employed by the Company for at least three years from the date of grant. Options granted to members of the Company’s board of directors vest annually on a pro rata basis over three years beginning one year from the date of grant. A summary of the Company’s stock option activity for the three months ended March 31, 2006 is presented in the following table:

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)

		Weighted
		Average	Weighted
		Remaining	Average	Intrinsic
	Number	Contractual	Exercise	Value (in
	Outstanding	Life	Price	thousands)
Stock options outstanding at January 1, 2006	14,719,492		$14.23
Stock options granted	138,700		$15.99
Stock options exercised	(393,526)		$9.93
Stock options forfeited	(152,016)		$10.60
Stock options expired	(113,096)		$26.52

Stock options outstanding at March 31, 2006	14,199,554	6.8	$14.31	$67,940

Stock options vested and exercisable	7,226,662	5.3	$17.68	$27,579
The total intrinsic value of stock options exercised during the first quarter of 2006 and 2005 was $2,592 and $200, respectively. The intrinsic value represents the amount by which the market price of the underlying stock exceeds the exercise price of an option.
     For the three months ended March 31, 2006 and 2005, non-cash stock-based employee compensation expense related to stock option awards (“Stock Option Expense”) totaled $3,931 and $5,541, respectively. Stock Option Expense recognized in operating expenses for the three months ended March 31, 2006 and 2005 was $3,895 and $5,379, respectively, and $36 and $162, respectively, was capitalized into inventory. As of March 31, 2006, there was $27,331 of stock-based compensation cost related to outstanding nonvested stock options, net of estimated forfeitures, which had not yet been recognized in operating expenses. The Company expects to recognize this compensation cost over a weighted-average period of 1.8 years. In addition, there are 723,092 options which are unvested as of March 31, 2006 and would become vested upon the attainment of certain performance and service conditions. Potential compensation cost, measured on the grant date, related to these performance options totals $2,688 and will begin to be recognized only if, and when, these options’ performance condition becomes probable of attainment.
Fair Value Assumptions:
     The fair value of each option granted during the three months ended March 31, 2006 and 2005 was estimated on the date of grant using the Black-Scholes option-pricing model. Using this model, fair value is calculated based on assumptions with respect to (i) expected volatility of the Company’s Common Stock price, (ii) the periods of time over which employees and board directors are expected to hold their options prior to exercise

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)
(expected lives), (iii) expected dividend yield on the Company’s Common Stock, and (iv) risk-free interest rates, which are based on quoted U.S. Treasury rates for securities with maturities approximating the options’ expected lives. Expected volatility has been estimated based on actual movements in the Company’s stock price over the most recent historical periods equivalent to the options’ expected lives. Expected lives are principally based on the Company’s limited historical exercise experience with option grants with similar exercise prices. The expected dividend yield is zero as the Company has never paid dividends and does not currently anticipate paying any in the foreseeable future. The weighted-average fair value of the options granted during the three months ended March 31, 2006 and 2005 was $11.28 and $5.86 per option, respectively. The following table summarizes the weighted average values of the assumptions used in computing the fair value of option grants.

	Three months ended March 31,
	2006	2005
Expected volatility	69%	75%
Expected lives from grant date	7.7 years	6.2 years
Expected dividend yield	0%	0%
Risk-free interest rate	4.67%	3.96%
b.	Restricted Stock
     A summary of the Company’s activity related to Restricted Stock awards for the three months ended March 31, 2006 is presented in the following table:

		Weighted
	Number	Average Grant
	in Shares	Date Fair Value
Restricted stock outstanding as of January 1, 2006	95,188	$11.16
Restricted stock released	(45,040)	$13.00
Restricted stock forfeited	(1,703)	$9.74

Restricted stock outstanding as of March 31, 2006	48,445	$9.49

     In accordance with generally accepted accounting principles, the Company recorded unearned compensation in Stockholders’ Equity related to these Restricted Stock awards. The amount was based on the fair market value of shares of the Company’s Common Stock on the date of grant and is expensed, on a pro rata basis, over the period that the restrictions lapse, which is approximately two years for grants issued in 2003 and 18 months for grants issued in 2004. No Restricted Stock awards were granted in 2005 or during the three months ended March 31, 2006. For the three months ended March 31, 2006 and 2005, the Company recognized compensation expense related to Restricted Stock awards of $184 and $502, respectively. Unrecognized compensation cost at March

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)
31, 2006 related to outstanding Restricted Stock awards totaled $115, which the Company expects to recognize over a weighted-average period of approximately 2.5 months.
4.	Statement of Cash Flows
     Supplemental disclosure of noncash investing and financing activities:
     Included in accounts payable and accrued expenses at March 31, 2006 and December 31, 2005 are $233 and $234, respectively, of accrued capital expenditures. Included in accounts payable and accrued expenses at March 31, 2005 and December 31, 2004 are $827 and $550, respectively, of accrued capital expenditures.
     Included in accounts payable and accrued expenses at December 31, 2005 and 2004 are $1,884 and $632, respectively, of accrued Company 401(k) Savings Plan contribution expense. In the first quarter of 2006 and 2005, the Company contributed 120,960 and 90,385 shares, respectively, of Common Stock to the 401(k) Savings Plan in satisfaction of these obligations.
     Included in marketable securities at March 31, 2006 and December 31, 2005 are $656 and $1,228, respectively, of accrued interest income. Included in marketable securities at March 31, 2005 and December 31, 2004 are $1,760 and $2,601, respectively, of accrued interest income.
5.	Severance Costs
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
     Costs associated with the workforce reduction are comprised principally of severance payments and related payroll taxes, employee benefits, and outplacement services. Termination costs related to 2005 workforce reductions were expensed in the fourth quarter of 2005. Estimated termination costs associated with the planned workforce reduction in 2006 were measured in October 2005 and are being expensed ratably over the expected service period of the affected employees in accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. The Company estimates that total costs associated with the 2005 and planned 2006 workforce reductions will approximate $2.6 million, including $0.2 million of non-cash expenses in 2005.

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)
     Severance costs associated with the workforce reduction plan that were charged to expense in the first quarter of 2006 consist of the following:

		Three months ended
	Accrued	March 31, 2006		Accrued
	liability at	Costs	Costs paid	liability at
	December 31,	charged to	or settled in	March 31,
	2005	expense	2006	2006
Employee severance, payroll taxes, and benefits	$907	$159	$641	$425
Other severance costs	176	14	190	—

Total	$1,083	$173	$831	$425

     These severance costs are included in the Company’s Statement of Operations for the three months ended March 31, 2006 as follows:

Research &	General &
development	administrative

Employee severance, payroll taxes, and benefits	$161	($2)
Other severance costs	14	—

Total	$175	($2)

For segment reporting purposes (see Note 10), all severance-related expenses are included in the Research & Development segment.
6.	Accounts Receivable
     Accounts receivable as of March 31, 2006 and December 31, 2005 consist of the following:

	March 31,	December 31,
	2006	2005
Receivable from the sanofi-aventis Group	$10,972	$36,412
Receivable from Merck & Co., Inc.	38	27
Other	—	82

	$11,010	$36,521

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)
7.	Inventories
     Inventories consist of raw materials, work-in process, and finished products associated with the production of an intermediate for a Merck & Co., Inc. pediatric vaccine under a long-term manufacturing agreement which will expire in October 2006.
     Inventories as of March 31, 2006 and December 31, 2005 consist of the following:

	March 31,	December 31,
	2006	2005
Raw materials	$279	$278
Work-in-process	785	1,423
Finished products	2,190	1,203

	$3,254	$2,904

8.	Accounts Payable and Accrued Expenses
     Accounts payable and accrued expenses as of March 31, 2006 and December 31, 2005 consist of the following:

	March 31,	December 31,
	2006	2005
Accounts payable	$3,758	$4,203
Accrued payroll and related costs	3,638	10,713
Accrued clinical trial expense	3,723	3,081
Accrued expenses, other	2,222	3,048
Interest payable on convertible notes	5,042	2,292

	$18,383	$23,337

9.	Comprehensive Loss
     Comprehensive loss represents the change in net assets of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss of the Company includes net loss adjusted for the change in net unrealized gain (loss) on marketable securities. The net effect of income taxes on comprehensive loss is immaterial. For the three months ended March 31, 2006 and 2005, the components of comprehensive loss are:

	Three months ended March 31,
	2006	2005
Net loss	($20,380)	($4,123)
Change in net unrealized gain (loss) on marketable securities	99	(341)

Total comprehensive loss	($20,281)	($4,464)

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)
10. Segment Information
     The Company’s operations are managed in two business segments: research and development, and contract manufacturing.
Research and development: Includes all activities related to the discovery of pharmaceutical products for the treatment of serious medical conditions, and the development and commercialization of these discoveries. Also includes revenues and expenses related to (i) the development of manufacturing processes prior to commencing commercial production of a product under contract manufacturing arrangements, and (ii) the supply of research materials based on Regeneron-developed proprietary technology.
Contract manufacturing: Includes all revenues and expenses related to the commercial production of products under contract manufacturing arrangements. The Company produces an intermediate for a Merck & Co., Inc. pediatric vaccine under a long-term manufacturing agreement which will expire in October 2006.
     The table below presents information about reported segments for the three months ended March 31, 2006 and 2005.

	Three months ended March 31, 2006
	Research &	Contract		Reconciling
	Development	Manufacturing		Items		Total
Revenues	$14,587	$3,632		—		$18,219
Depreciation and amortization	3,537	—	(1)	$261		3,798
Non-cash compensation expense	3,984	95		(813	)(2)	3,266
Interest expense	—	—		3,011		3,011
Net (loss) income	(23,443)	1,780		1,283	(3)	(20,380)
Capital expenditures	645	—		—		645
Total assets	67,159	4,526		330,404	(4)	402,089

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)

	Three months ended March 31, 2005
	Research &	Contract		Reconciling
	Development	Manufacturing		Items		Total
Revenues	$13,502	$2,707		—		$16,209
Depreciation and amortization	3,597	—	(1)	$261		3,858
Non-cash compensation expense	5,881	—		—		5,881
Other contract income	25,000	—		—		25,000
Interest expense	—	—		3,013		3,013
Net (loss) income	(3,556)	216		(783	)(3)	(4,123)
Capital expenditures	1,637	—		—		1,637
Total assets	77,527	4,986		387,779	(4)	470,292

(1) Depreciation and amortization related to contract manufacturing is capitalized into inventory and included in contract manufacturing expense when the product is shipped.

(2) Represents the cumulative effect of adopting SFAS 123R (see Note 3).

(3) Represents investment income, net of interest expense related primarily to convertible notes issued in October 2001. For the three months ended March 31, 2006, also includes the cumulative effect of adopting SFAS 123R.

(4) Includes cash and cash equivalents, marketable securities, prepaid expenses and other current assets, and other assets.
11. Legal Matters
     From time to time, the Company is a party to legal proceedings in the course of the Company’s business. The Company does not expect any such current legal proceedings to have a material adverse effect on the Company’s business or financial condition.

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
Overview
     Regeneron Pharmaceuticals, Inc. is a biopharmaceutical company that discovers, develops, and intends to commercialize pharmaceutical products for the treatment of serious medical conditions. We are currently focused on three development programs: VEGF Trap in oncology, VEGF Trap eye formulation (VEGF Trap-Eye) in eye diseases using intraocular delivery, and IL-1 Trap in various inflammatory indications. The VEGF Trap is being developed in oncology in collaboration with the sanofi-aventis Group. Our preclinical research programs are in the areas of oncology and angiogenesis, ophthalmology, metabolic and related diseases, muscle diseases and disorders, inflammation and immune diseases, bone and cartilage, pain, and cardiovascular diseases. We expect that our next generation of product candidates will be based on our proprietary technologies for developing Traps and Human Monoclonal Antibodies. Developing and commercializing new medicines entails significant risk and expense. Since inception we have not generated any sales or profits from the commercialization of any of our product candidates.
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

Clinical Programs:
     Below is a summary of the clinical status of our clinical candidates as of March 31, 2006:
1. VEGF Trap — Oncology
     The VEGF Trap is a protein-based product candidate designed to bind all forms of Vascular Endothelial Growth Factor-A (called VEGF-A, also known as Vascular Permeability Factor or VPF) and the related Placental Growth Factor (called PlGF), and prevent their interaction with cell surface receptors. VEGF-A (and to a less validated degree, PlGF) is required for the growth of new blood vessels that are needed for tumors to grow and is a potent regulator of vascular permeability and leakage. The VEGF Trap is being developed in cancer indications in collaboration with sanofi-aventis, as described below. In September 2005, we and sanofi-aventis announced plans to expand our joint development program.
     In the first quarter of 2006, we and sanofi-aventis initiated our phase 2 single-agent program for the VEGF Trap in cancer. Patient enrollment is underway in non-small cell adenocarcinoma and two additional safety/efficacy studies in advanced ovarian cancer and symptomatic malignant ascites are planned to begin shortly. In 2004, the United States Food and Drug Administration (FDA) granted Fast Track designation to the VEGF Trap for the treatment of symptomatic malignant ascites.
     The companies also plan to conduct three efficacy/safety trials using the VEGF Trap in combination with standard chemotherapy regimens, the first of which is planned to begin in the second half of 2006, assuming successful completion of initial safety and tolerability studies. Currently there are five safety and tolerability studies underway for the VEGF Trap in combination with standard chemotherapy regimens in a variety of cancer types. The companies are also finalizing plans with the National Cancer Institute (NCI) Cancer Therapeutics Evaluation Program to commence at least ten additional cancer trials in 2006.
     Cancer is a heterogeneous set of diseases and one of the leading causes of death in the developed world. A mutation in any one of dozens of normal genes can eventually result in a cell becoming cancerous; however, a common feature of cancer cells is that they need to obtain nutrients and remove waste products, just as normal cells do. The vascular system normally supplies nutrients to and removes waste from normal tissues. Cancer cells can use the vascular system either by taking over preexisting blood vessels or by promoting the growth of new blood vessels (a process known as angiogenesis). VEGF is secreted by many tumors to stimulate the growth of new blood vessels to support the tumor. Countering the effects of VEGF, thereby blocking the blood supply to tumors, has been shown to provide therapeutic benefits. This approach of inhibiting angiogenesis as a mechanism of action for an oncology medicine was validated in February 2004, when the FDA approved Genentech, Inc.’s VEGF inhibitor, Avastin®. Avastin is an antibody product designed to inhibit VEGF and interfere with the blood supply to tumors.
     In September 2003, we entered into a collaboration agreement with Aventis Pharmaceuticals, Inc. (now a member of the sanofi-aventis Group) to collaborate on the development and commercialization of the VEGF Trap in all countries other than Japan, where we retained the exclusive right to develop and commercialize the VEGF Trap. In January 2005, we and sanofi-aventis amended the collaboration agreement to exclude from the scope of the collaboration the development and commercialization of the VEGF Trap for intraocular delivery to the eye. In December 2005, we and sanofi-aventis amended our collaboration agreement to expand the territory in which the companies are collaborating on the development of the VEGF Trap to include Japan. Under the collaboration agreement, as amended, we and sanofi-aventis will share co-promotion rights and profits on sales, if any, of the VEGF Trap outside of Japan for disease indications included in our collaboration. In Japan, we are entitled to a royalty of approximately 35% on annual sales of the VEGF Trap, subject to certain potential adjustments. We may also receive up to $400.0 million in milestone payments upon receipt of specified marketing approvals, including up to $360.0 million in milestone payments related to up to eight VEGF Trap oncology and other indications in the United States or the European Union.
     Under the collaboration agreement, as amended, agreed upon worldwide development expenses incurred by both companies during the term of the agreement will be funded by sanofi-aventis. If the collaboration becomes profitable, we will be obliged to reimburse sanofi-aventis for 50% of the VEGF Trap development expenses in accordance with a formula based on the amount of development expenses and our share of the collaboration profits and Japan royalties, or at a faster rate at our option. (See “The sanofi-aventis Group Agreement” below.)
2. VEGF Trap — Eye Diseases
     We are developing the VEGF Trap-Eye for the treatment of certain eye diseases. This product candidate has been purified and formulated in concentrations suitable for direct injection into the eye. We retain the exclusive right to develop and commercialize the VEGF Trap-Eye for the treatment of eye diseases utilizing local (intravitreal) delivery to the eye. We recently announced that we have initiated a phase 2 trial of the VEGF Trap-Eye delivered intravitreally in patients with the neovascular form of age-related macular degeneration (wet AMD).
     At the May 2006 Annual Meeting of the Association for Research in Vision and Ophthalmology (ARVO), we reported positive preliminary results from a phase 1 trial of the VEGF Trap-Eye in patients with the neovascular form of wet AMD. A total of 21 patients received a single dose of VEGF Trap-Eye at doses ranging of 0.05, 0.15, 0.5, 1, 2, and 4 milligrams (mg) intravitreally (direct injection into the eye) and were evaluated for six weeks to measure the durability of effects and provide guidance for dosing regimens to be used in future trials. All dose levels were generally well tolerated, and a maximum tolerated dose was not reached in the study. Patients receiving the VEGF Trap-Eye demonstrated large, rapid, and sustained (at least six weeks) reductions in retinal thickness, a clinical measure of disease activity in wet AMD as measured by ocular coherence tomography (OCT). As measured by the OCT reading center (posterior pole OCT scans), the median excess retinal thickness was 194 microns at baseline and 60 microns at 6 weeks. As measured by the computerized Fast Macular Scan protocol, the median excess retinal thickness was 119 microns at baseline and 27 microns at 6 weeks.
     Of the 20 patients evaluable for efficacy, 95 percent had stabilization or improvement in visual acuity, defined as ≤ 15 letter loss on the Early Treatment of Diabetic Retinopathy Study (ETDRS) eye chart. Patients were also evaluated for best-corrected visual acuity (BCVA), the best acuity a person can achieve with glasses. BCVA for all patients in the study increased by a mean of 4.8 letters at 6 weeks. In the two highest dose groups (2 mg and 4 mg), the mean improvement in BCVA was 13.5 letters, with three of six patients showing an improvement in BCVA of 15 or more letters.
     Based on the preliminary phase 1 results in wet AMD, we initiated a 150 patient, 12 week, phase 2 trial of the VEGF Trap in wet AMD. The trial is designed to evaluate treatment with multiple doses of the VEGF Trap-Eye using different doses and different dosing regimens, as well as safety and efficacy. We plan to conduct an initial evaluation of phase 2 study results after all patients have completed 12 weeks of treatment, which is expected to be prior to the end of 2006. Subject to a review of the initial phase 2 study results, we plan to initiate a phase 3 trial of the VEGF Trap in wet AMD in early 2007.
     VEGF-A both stimulates angiogenesis and increases vascular permeability. It has been shown in preclinical studies to be a major pathogenic factor in both wet AMD and Diabetic Retinopathy, and it is believed to be involved in other medical problems affecting the eyes. In clinical trials, blocking VEGF-A has been shown to be effective in patients with wet AMD, and Macugen® (OSI Pharmaceuticals, Inc.) has been approved to treat patients with this condition.
     Wet AMD and Diabetic Retinopathy (DR) are two of the leading causes of adult blindness in the developed world. In both conditions, severe visual loss is caused by a combination of retinal edema and neovascular proliferation. It is estimated that in the U.S. 6% of individuals aged 65-74 and 20% of those older than 75 are affected with wet AMD. DR is a major complication of diabetes mellitus that can lead to significant vision impairment. DR is characterized, in part, by vascular leakage, which results in the collection of fluid in the retina. When the macula, the central area of the retina that is responsible for fine visual acuity, is involved, loss of visual acuity occurs. This is referred to as Diabetic Macular Edema (DME). DME is the most prevalent cause of moderate visual loss in patients with diabetes.
3. IL-1 Trap — Inflammatory Diseases
     The IL-1 Trap is a protein-based product candidate designed to bind the interleukin-1 (called IL-1) cytokine and prevent its interaction with cell surface receptors.
     We are evaluating the IL-1 Trap in a number of diseases and disorders where IL-1 may play an important role, including a spectrum of rare diseases called CIAS1-Associated Periodic Syndrome (CAPS) and diseases associated with inflammation. These include Systemic Juvenile Idiopathic Arthritis (SJIA) and certain inflammatory vascular diseases.
     In April 2006, we completed enrollment of the pivotal study of the IL-1 Trap in patients with CAPS. The six-month, placebo-controlled efficacy phase is expected to be completed by the end of 2006. This phase will be followed by a six-month open-label extension phase. In December 2004, the FDA granted orphan drug status to the IL-1 Trap for the treatment of CAPS. In April 2005, the FDA also granted orphan drug status to the IL-1 Trap for the treatment of SJIA.
     An IL-1 receptor antagonist, Kineret® (Amgen Inc.), has been approved by the FDA for the treatment of rheumatoid arthritis. It has been publicly reported that in small trials Kineret appears to reduce the symptoms in CAPS patients and SJIA patients, which supports the role of IL-1 in these diseases. CAPS includes rare genetic disorders, such as Familial Cold Auto-Inflammatory Syndrome (FCAS), Muckle Wells Syndrome, and Neonatal Onset Multisystem Inflammatory Disorder (NOMID), which affect a small group of people. Patients with these disorders develop fever, joint aches, headaches, and rashes. In certain indications, these symptoms can be extremely serious. There are no currently approved therapies for CAPS. SJIA is a severe inflammatory disorder which may be debilitating or fatal. It is estimated that there are between 5,000 and 10,000 children with SJIA in the United States.
     Under a March 2003 collaboration agreement with Novartis Pharma AG, we retain the right to elect to collaborate in the future development and commercialization of a Novartis IL-1 antibody, which is in clinical development. Following completion of phase 2 development and submission to us of a written report on the Novartis IL-1 antibody, we have the right, in consideration for an opt-in payment, to elect to co-develop and co-commercialize the Novartis IL-1 antibody in North America. If we elect to exercise this right, we are responsible for paying 45% of post-election North American development costs for the antibody product. In return, we are entitled to co-promote the Novartis IL-1 antibody and to receive 45% of net profits on sales of the antibody product in North America. Under certain circumstances, we are also entitled to receive royalties on sales of the Novartis IL-1 antibody in Europe.
     In addition, under the collaboration agreement, Novartis has the right to elect to collaborate in the development and commercialization of a second generation IL-1 Trap following completion of its phase 2 development, should we decide to clinically develop such a second generation product candidate. Novartis does not have any rights or options with respect to our IL-1 Trap currently in clinical development.
General
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
     From inception on January 8, 1988 through March 31, 2006, we had a cumulative loss of $605.7 million. In the absence of revenues from the commercialization of our product candidates or other sources, the amount, timing, nature, or source of which cannot be predicted, our losses will continue as we conduct our research and development activities. We expect to incur substantial losses over the next several years as we continue the clinical development of the VEGF Trap-Eye and IL-1 Trap; advance new product candidates into clinical development from our existing research programs; continue our research and development programs; and commercialize product candidates that receive regulatory approval, if any. Also, our activities may expand over time and require additional resources, and we expect our operating losses to be substantial over at least the next several years. Our losses may fluctuate from quarter to quarter and will depend, among other factors, on the progress of our research and development efforts, the timing of certain expenses, and the amount and timing of payments that we receive from collaborators.
     The planning, execution, and results of our clinical programs are significant factors that can affect our operating and financial results. In our clinical programs, key events and plans in 2006 are as follows:

Product candidate	2006 Events		2006 Plans
VEGF Trap — Oncology	•	Initiated phase 2 study of the VEGF Trap as a single agent in non-small cell lung adenocarcinoma	•	Initiate two efficacy/safety studies of the VEGF Trap as a single agent in advanced ovarian cancer and symptomatic malignant ascites
	•	Initiated two safety and tolerability studies of the VEGF Trap in combination with standard chemotherapy regimens	•	Initiate an efficacy/safety study of the VEGF Trap in combination with a standard chemotherapy regimen in cancer patients
			•	Design two additional efficacy/safety trials of the VEGF Trap in combination with standard chemotherapy regimens in different cancer indications
			•	Finalize plans with the NCI to sponsor at least ten exploratory efficacy/safety studies evaluating the VEGF Trap in a variety of cancer types

VEGF Trap-Eye	•	Reported positive preliminary results from phase 1 trial in wet AMD utilizing intravitreal injections in 21 patients up to a top dose of 4 mg	•	Report preliminary results of a phase 2 trial in wet AMD utilizing intravitreal injections
	•	Initiated a phase 2 trial in wet AMD utilizing intravitreal injections

IL-1 Trap	•	Completed enrollment of pivotal trial of IL-1 Trap in CAPS	• •	Complete efficacy portion of pivotal study in CAPS Evaluate the IL-1 Trap for SJIA

Accounting for Stock-based Employee Compensation
     Effective January 1, 2005, we adopted the fair value based method of accounting for stock-based employee compensation under the provisions of Statement of Financial Accounting Standards No. (“SFAS”) 123, Accounting for Stock-Based Compensation, using the modified prospective method as described in SFAS 148, Accounting for Stock-Based Compensation- Transition and Disclosure. As a result, in 2005, we recognized compensation expense, in an amount equal to the fair value of share-based payments (including stock option awards) on their date of grant, over the vesting period of the awards using graded vesting, which is an accelerated expense recognition method. Under the modified prospective method, compensation expense for Regeneron is recognized for (a) all share based payments granted on or after January 1, 2005 and (b) all awards granted to employees prior to January 1, 2005 that were unvested on that date.
     Effective January 1, 2006, we adopted the provisions of SFAS 123R, Share-Based Payment, which is a revision of SFAS 123. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, and requires the recognition of compensation expense in an amount equal to the fair value of the share-based payment (including stock options and restricted stock) issued to employees. SFAS 123R requires companies to estimate the number of awards that are expected to be forfeited at the time of grant and to revise this estimate, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to the adoption of SFAS 123R, we recognized the effect of forfeitures in stock-based compensation cost in the period when they occurred, in accordance with SFAS 123. Upon adoption of SFAS 123R effective January 1, 2006, we were required to record a cumulative effect adjustment to reflect the effect of estimated forfeitures related to outstanding awards that are not expected to vest as of the SFAS 123R adoption date. This adjustment reduced our loss by $0.8 million and is included in our operating results for the first quarter of 2006 as a cumulative-effect adjustment of a change in accounting principle.
     For the three months ended March 31, 2006 and 2005, non-cash stock-based employee compensation expense related to stock option awards (“Stock Option Expense”) totaled $3.9 million and $5.6 million, respectively, of which $3.9 million and $5.4 million was recognized in operating expenses. Stock Option Expense of $0.2 million was capitalized into inventory in the first quarter of 2005. As of March 31, 2006, there was $27.3 million of stock-based compensation cost related to outstanding nonvested stock options, net of estimated forfeitures, which had not yet been recognized in operating expenses. We expect to recognize this compensation cost over a weighted-average period of 1.8 years. In addition, there are 723,092 options which are unvested as of March 31, 2006 and would become vested upon the attainment of certain performance and service conditions. Potential compensation cost, measured on the grant date, related to these performance options totals $2.7 million and will begin to be recognized only if, and when, these options’ performance condition becomes probable of attainment.
Assumptions
     We use the Black-Scholes model to estimate the fair value of each option granted under the Regeneron Pharmaceuticals, Inc. 2000 Long-Term Incentive Plan. Using this model, fair value is calculated based on assumptions with respect to (i) expected volatility of our Common Stock price, (ii) the periods of time over which employees and Board Directors are expected to hold their options prior to exercise (expected lives), (iii) expected dividend yield on our Common Stock, and (iv) risk-free interest rates, which are based on quoted U.S. Treasury rates for securities with maturities approximating the options’ expected lives. Expected volatility has been estimated based on actual movements in our stock price over the most recent historical periods equivalent to the options’ expected lives. Expected lives are principally based on our limited historical exercise experience with option grants with similar exercise prices. The expected dividend yield is zero as we have never paid dividends and do not currently anticipate paying any in the foreseeable future. The following table summarizes the weighted average values of the assumptions we used in computing the fair value of option grants during the three months ended March 31, 2006 and 2005:

	Three months ended March 31,
	2006	2005
Expected volatility	69%	75%
Expected lives from grant date	7.7 years	6.2 years
Expected dividend yield	0%	0%
Risk-free interest rate	4.67%	3.96%
Changes in any of these estimates may materially affect the fair value of stock options granted and the amount of stock-based compensation recognized in any period.
Results of Operations
Three Months Ended March 31, 2006 and 2005
Net Income (Loss):
     Regeneron reported a net loss of $20.4 million, or $0.36 per share (basic and diluted), for the first quarter of 2006 compared to a net loss of $4.1 million, or $0.07 per share (basic and diluted), for the first quarter of 2005. Results for the first quarter of 2005 included a $25.0 million one-time, non-recurring payment from sanofi-aventis, which was recognized as other contract income, in connection with the January 2005 amendment to our collaboration agreement to exclude from the scope of the collaboration the development and commercialization of the VEGF Trap for intraocular delivery to the eye.
Revenues:
     Revenues for the three months ended March 31, 2006 and 2005 consist of the following:

			Increase
(In millions)	2006	2005	(Decrease)
Contract research & development revenue
The sanofi-aventis Group	$13.9	$9.8	$4.1
The Procter & Gamble Company	—	3.1	(3.1)
Other	0.7	0.6	0.1

Total contract research & development revenue	14.6	13.5	1.1
Contract manufacturing revenue	3.6	2.7	0.9

Total revenue	$18.2	$16.2	$2.0

     We earn contract research and development revenue from sanofi-aventis in connection with the companies’ VEGF Trap collaboration which, as detailed below, consists partly of reimbursement for research and development expenses and partly of the recognition of revenue related to $105.0 million of non-refundable, up-front payments received in 2003 and 2006. Non-refundable, up-front payments are recorded as deferred revenue and recognized ratably over the period over which we are obligated to perform services in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104).
Sanofi-aventis Contract Research & Development Revenue

	Three months ended March 31,
(In millions)	2006	2005
Regeneron expense reimbursement	$10.8	$7.4
Recognition of deferred revenue related to up-front payments	3.1	2.4

Total	$13.9	$9.8

     Sanofi-aventis’ reimbursement of Regeneron VEGF Trap expenses increased in the first quarter of 2006 from the same period in 2005, primarily due to higher costs in 2006 related to the Company’s manufacture of VEGF Trap clinical supplies. Recognition of deferred revenue related to sanofi-aventis’ up-front payments also increased in the first quarter of 2006 from the same period in 2005, due to our January 2006 receipt of a $25.0 million non-refundable, up-front payment from sanofi-aventis related to the expansion of the companies’ VEGF Trap collaboration to include Japan. As of March 31, 2006, $78.3 million of the original $105.0 million of up-front payments was deferred and will be recognized as revenue in future periods.
     Contract research and development revenue earned from Procter & Gamble decreased in the first quarter of 2006 compared to the same period of 2005, as the research activities being pursued under our December 2000 collaboration agreement with Procter & Gamble, as amended, were completed on June 30, 2005. Since the second quarter of 2005, we have not received, and do not expect to receive, any further contract research and development revenue from Procter & Gamble.
     Contract manufacturing revenue relates to our long-term agreement with Merck, which expires in October 2006, to manufacture a vaccine intermediate at our Rensselaer, New York facility. Contract manufacturing revenue increased in the first quarter of 2006 from the same period of 2005 as we shipped more product to Merck in 2006. Revenue and the related manufacturing expense are recognized as product is shipped, after acceptance by Merck. Included in contract manufacturing revenue in both the first three months of 2006 and 2005 were $0.4 million and $0.3 million, respectively, of deferred revenue associated with capital improvement reimbursements paid by Merck prior to commencement of production. As of March 31, 2006, the remaining deferred balance of Merck’s capital improvement reimbursements totaled $0.9 million, which will be recognized as revenue as product is shipped based upon Merck’s order quantities through October 2006.
Expenses:
     Total operating expenses decreased to $39.9 million in the first quarter of 2006 from $44.5 million in the same period of 2005, due, in part, to our lower headcount. Our average headcount declined to 587 in the first quarter of 2006 from 734 in the same period of 2005 primarily as a result of workforce reductions made in the fourth quarter of 2005. (See “Severance Costs” below.)

     Operating expenses in the first quarter of 2006 and 2005 include a total of $3.9 million and $5.4 million of Stock Option Expense, respectively, as detailed below:

(In millions)	For the three months ended March 31, 2006
	Expenses before
	inclusion of Stock	Stock Option	Expenses as
Expenses	Option Expense	Expense	Reported
Research and development	$30.1	$2.0	$32.1
Contract manufacturing	1.8	0.1	1.9
General and administrative	4.1	1.8	5.9

Total operating expenses	$36.0	$3.9	$39.9

(In millions)	For the three months ended March 31, 2005
	Expenses before
	inclusion of Stock	Stock Option	Expenses as
Expenses	Option Expense	Expense	Reported
Research and development	$32.5	$3.4	$35.9
Contract manufacturing	2.5	—	2.5
General and administrative	4.1	2.0	6.1

Total operating expenses	$39.1	$5.4	$44.5

Research and Development Expenses:
     Research and development expenses decreased to $32.1 million in the first quarter of 2006 from $35.9 million in the same period of 2005. The following table summarizes the major categories of our research and development expenses for the three months ended March 31, 2006 and 2005:

(In millions)	Three months ended March 31,
			Increase
Research and development expenses	2006	2005	(Decrease)
Payroll and benefits (1)	$10.0	$14.4	$(4.4)
Clinical trial expenses	3.4	2.1	1.3
Clinical manufacturing costs (2)	9.3	9.0	0.3
Research and preclinical development costs	3.5	4.9	(1.4)
Occupancy and other operating costs	5.9	5.5	0.4

Total research and development	$32.1	$35.9	$(3.8)

(1)	Includes $1.6 million and $3.0 million of Stock Option Expense for the three months ended March 31, 2006 and 2005, respectively.

(2)	Represents the full cost of manufacturing drug for use in research, preclinical development, and clinical trials, including related payroll and benefits, Stock Option Expense, manufacturing materials and supplies, depreciation, and occupancy costs of our Rensselaer manufacturing facility. Includes $0.3 million and $0.4 million of Stock Option Expense for the three months ended March 31, 2006 and 2005, respectively.
     Payroll and benefits decreased principally due to our lower headcount in the first quarter of 2006, as described above. Clinical trial expenses increased due to higher 2006 costs associated with (i) preparation for initiating a VEGF Trap-Eye phase 2 clinical trial in wet AMD utilizing intravitreal injections in the first half of 2006 and (ii) several IL-1 Trap clinical studies that were initiated in the fourth quarter of 2005. Clinical manufacturing costs increased as higher costs in 2006 related to manufacturing VEGF Trap clinical supplies were partially offset by lower costs related to manufacturing IL-1 Trap clinical supplies. Research and preclinical development costs decreased primarily as a function of our lower 2006 headcount. Occupancy and other operating costs increased primarily due to higher costs for utilities in 2006.
Contract Manufacturing Expenses:
     Contract manufacturing expenses decreased to $1.9 million in the first quarter of 2006 from $2.5 million in the comparable quarter of 2005. Although we shipped more product to Merck in the first quarter of 2006 than the comparable quarter of 2005, we incurred higher expenses in 2005 resulting from unfavorable manufacturing costs which were expensed in the period incurred.
General and Administrative Expenses:
     General and administrative expenses decreased to $5.9 million in the first quarter of 2006 from $6.1 million in the same period of 2005. In 2006, lower administrative personnel costs and legal expenses related to general corporate matters were partly offset by higher patent- related expenses.
Other Income and Expense:
     As described above, in January 2005 we received a one-time $25.0 million payment from sanofi-aventis, which was recognized as other contract income in the first quarter of 2005.
     Investment income increased to $3.5 million in the first quarter of 2006 from $2.2 million in the same period of 2005 due primarily to higher effective interest rates on investment securities in 2006. Interest expense was $3.0 million in the first quarter of 2006 and 2005. Interest expense is attributable primarily to $200.0 million of convertible notes issued in October 2001, which mature in 2008 and bear interest at 5.5% per annum.
Liquidity and Capital Resources
     Since our inception in 1988, we have financed our operations primarily through offerings of our equity securities, a private placement of convertible debt, revenue earned under our past and present research and development and contract manufacturing agreements, including our agreements with sanofi-aventis, Procter & Gamble, and Merck, and investment income.
Three Months Ended March 31, 2006 and 2005
Cash Provided by Operations:
     At March 31, 2006, we had $324.2 million in cash, cash equivalents, and marketable securities compared with $316.7 million at December 31, 2005. In January 2006, we received a $25.0 million non-refundable, up-front payment from sanofi-aventis related to the expansion of the companies’ VEGF Trap collaboration to include Japan.

     In the first quarter of 2006, our net loss was $20.4 million, however cash provided by our operations was $5.3 million, principally because the above-described $25.0 million payment from sanofi-aventis was receivable at December 31, 2005 and paid in January 2006. In the first quarter of 2005, our net loss was $4.1 million, however cash provided by operations was $33.1 million, principally due to our receipt from sanofi-aventis in the first quarter of 2005 of outstanding year-end 2004 receivables for (i) reimbursement of VEGF Trap development expenses incurred by us and (ii) a $25.0 million clinical milestone payment earned in December 2004.
Cash (Used in) Provided by Investing Activities:
     Net cash used in investing activities was $10.9 million in the first quarter of 2006 compared to net cash provided by investing activities of $18.4 million in the same period in 2005, due primarily to an increase in purchases of marketable securities net of sales or maturities. In the first quarter of 2006, purchases of marketable securities exceeded sales or maturities by $10.2 million, whereas in the first quarter of 2005, sales or maturities of marketable securities exceeded purchases by $19.8 million.
Cash Provided by Financing Activities:
     Cash provided by financing activities increased to $3.4 million in the first quarter of 2006 from $1.0 million in the same period in 2005 due to an increase in issuances of Common Stock in connection with exercises of stock options.
The sanofi-aventis Group Agreement:
     Under our collaboration agreement with sanofi-aventis, agreed upon worldwide VEGF Trap development expenses incurred by both companies during the term of the agreement, including costs associated with the manufacture of clinical drug supply, will be funded by sanofi-aventis. If the collaboration becomes profitable, we will be obligated to reimburse sanofi-aventis for 50% of these development expenses, including 50% of the $25.0 million payment received in connection with the January 2005 amendment to our collaboration agreement, in accordance with a formula based on the amount of development expenses and our share of the collaboration profits and Japan royalties, or at a faster rate at our option. In addition, if the first commercial sale of a VEGF Trap product for intraocular delivery to the eye predates the first commercial sale of a VEGF Trap product under the collaboration by two years, we will begin reimbursing sanofi-aventis for up to $7.5 million of VEGF Trap development expenses in accordance with a formula until the first commercial VEGF Trap sale under the collaboration occurs. We and sanofi-aventis plan to initiate in 2006 multiple additional clinical studies to evaluate the VEGF Trap as both a single agent and in combination with other therapies in various cancer indications.
     Sanofi-aventis has the right to terminate the agreement without cause with at least twelve months advance notice. Upon termination of the agreement for any reason, any remaining obligation to reimburse sanofi-aventis for 50% of VEGF Trap development expenses will terminate and we will retain all rights to the VEGF Trap.

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
     Costs associated with the workforce reduction are comprised principally of severance payments and related payroll taxes, employee benefits, and outplacement services. Termination costs related to 2005 workforce reductions were expensed in the fourth quarter of 2005, and included $0.2 million of non-cash expenses. Estimated termination costs associated with the planned workforce reduction in 2006 were measured in October 2005 and are being expensed ratably over the expected service period of the affected employees in accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. We estimate that total costs associated with the 2005 and planned 2006 workforce reductions will approximate $2.6 million, of which $2.2 million was charged to expense in the fourth quarter of 2005 and $0.2 million was charged to expense in the first quarter of 2006. We anticipate cost savings of approximately $8 million in 2006 resulting from the implementation of our workforce reduction.
Capital Expenditures:
     Our additions to property, plant, and equipment totaled $0.6 million and $1.6 million for the first three months of 2006 and 2005, respectively. During the remainder of 2006, we expect to incur approximately $4 million to $6 million in capital expenditures which will primarily consist of equipment for our manufacturing, research, and development activities.
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
     We believe that our existing capital resources will enable us to meet operating needs through at least mid-2008. However, this is a forward-looking statement based on our current operating plan, and there may be a change in projected revenues or expenses that would lead to our capital being consumed significantly before such time. If there is insufficient capital to fund all of our planned operations and activities, we believe we would prioritize available capital to fund preclinical and clinical development of our product candidates. We have no off-balance sheet arrangements and do not guarantee the obligations of any other entity. As of March 31, 2006, we had no established banking arrangements through which we could obtain short-term financing or a line of credit. In the event we need additional financing for the operation of our business, we will consider collaborative arrangements and additional public or private financing, including additional equity financing. In January 2005, we filed a shelf registration statement on Form S-3 to sell, in one or more offerings, up to $200.0 million of equity or debt securities, together or separately, which registration statement was declared effective in February 2005. However, there is no assurance that we will be able to complete any such offerings of securities. Factors influencing the availability of additional financing include our progress in product development, investor perception of our prospects, and the general condition of the financial markets. We may not be able to secure the necessary funding through new collaborative arrangements or additional public or private offerings. If we cannot raise adequate funds to satisfy our capital requirements, we may have to delay, scale-back, or eliminate certain of our research and development activities or future operations. This could harm our business.
Critical Accounting Policies and Significant Judgments and Estimates
     During the three months ended March 31, 2006, there were no changes to our critical accounting policies and significant judgments and estimates, as described in our Annual Report on Form 10-K for the year ended December 31, 2005.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
     Our earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from our investment of available cash balances in investment grade corporate and U.S. government securities. We do not believe we are materially exposed to changes in interest rates. Under our current policies we do not use interest rate derivative instruments to manage exposure to interest rate changes. We estimated that a one percent change in interest rates would result in an approximately $0.9 million and $1.2 million change in the fair market value of our investment portfolio at March 31, 2006 and 2005, respectively. The decrease in the impact of an interest rate change at March 31, 2006, compared to March 31, 2005, is due to decreases in our investment portfolio’s balance and duration to maturity at the end of March 2006 versus the end of March 2005.
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
     There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     From time to time, we are a party to legal proceedings in the course of our business. We do not expect any such current legal proceedings to have a material adverse effect on our business or financial condition.
Item 1A. Risk Factors
     We operate in an environment that involves a number of significant risks and uncertainties. We caution you to read the following risk factors, which have affected, and/or in the future could affect, our business, operating results, financial condition, and cash flows. The risks described below include forward-looking statements, and actual events and our actual results may differ substantially from those discussed in these forward-looking statements. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also impair our business operations. Furthermore, additional risks and uncertainties are described under other captions in this report and in our Annual Report on Form 10-K for the year ended December 31, 2005 and should be considered by our investors.

Risks Related to Our Financial Results and Need for Additional Financing
We have had a history of operating losses and we may never achieve profitability. If we continue to incur operating losses, we may be unable to continue our operations.
     From inception on January 8, 1988 through March 31, 2006, we had a cumulative loss of $605.7 million. If we continue to incur operating losses and fail to become a profitable company, we may be unable to continue our operations. We have no products that are available for sale and do not know when we will have products available for sale, if ever. In the absence of revenue from the sale of products or other sources, the amount, timing, nature or source of which cannot be predicted, our losses will continue as we conduct our research and development activities. We currently receive contract manufacturing revenue from our agreement with Merck and, until June 30, 2005, we received contract research and development revenue from our agreement with The Procter & Gamble Company. Our agreement with Procter & Gamble expired in June 2005 and our agreement with Merck will expire before the end of 2006. The expiration of these agreements results in a significant loss of revenue to the Company.
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
     Although the IL-1 Trap was generally well tolerated and was not associated with any drug-related serious adverse events in the phase 2 rheumatoid arthritis study completed in 2003, safety or tolerability concerns may arise as we test higher doses of the IL-1 Trap in patients with other inflammatory diseases and disorders. Like TNF-antagonists such as Enbrel® (Amgen) and Remicade® (Centocor), the IL-1 Trap affects the immune defense system of the body by blocking some of its functions. Therefore, there may be an increased risk for infections to develop in patients treated with the IL-1 Trap. In addition, patients given infusions of the IL-1 Trap have developed hypersensitivity reactions, referred to as infusion reactions. These and other complications or side effects could harm the development of the IL-1 Trap.
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
     As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on the Company’s internal control over financial reporting in their annual reports on Form 10-K that contains an assessment by management of the effectiveness of our internal control over financial reporting. In addition, the independent registered public accounting firm auditing our financial statements must attest to and report on management’s assessment and on the effectiveness of our internal control over financial reporting. Our independent registered public accounting firm provided us with an unqualified report as to our assessment and the effectiveness of our internal control over financial reporting as of December 31, 2005, which report was included in our Annual Report on Form 10-K for the year ended December 31, 2005. However, we cannot assure you that management or our independent registered public accounting firm will be able to provide such an assessment or unqualified report as of future year-ends. In this event, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the market value of our common stock.
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
     Genentech has an approved VEGF antagonist, Avastin® (Genentech), on the market for treating certain cancers and many different pharmaceutical and biotechnology companies are working to develop competing VEGF antagonists, including Novartis, OSI Pharmaceuticals, and Pfizer. Many of these molecules are farther along in development than the VEGF Trap and may offer competitive advantages over our molecule. Novartis has an ongoing phase 3 clinical development program evaluating an orally delivered VEGF tyrosine kinase inhibitor in different cancer settings. Onyx Pharmaceuticals and Bayer have received approval from the FDA to market and sell the first oral medication that targets tumor cell growth and new vasculature formation that fuels the growth of tumors. The marketing approvals for Genentech’s VEGF antagonist, Avastin, and their extensive, ongoing clinical development plan for Avastin in other cancer indications, may make it more difficult for us to enroll patients in clinical trials to support the VEGF Trap and to obtain regulatory approval of the VEGF Trap in these cancer settings. This may delay or impair our ability to successfully develop and commercialize the VEGF Trap. In addition, even if the VEGF Trap is ever approved for sale for the treatment of certain cancers, it will be difficult for our drug to compete against Avastin and the Onyx/Bayer kinase inhibitor, because doctors and patients will have significant experience using these medicines. In addition, an oral medication may be considerably less expensive for patients than a biologic medication, providing a competitive advantage to companies that market such products.
     The market for eye diseases is also very competitive. OSI Pharmaceuticals and Pfizer are marketing an approved VEGF inhibitor for age-related macular degeneration (wet AMD). Novartis and Genentech are collaborating on the development of a VEGF antibody fragment for the treatment of wet AMD that is in phase 3 development. In December 2005, Genentech announced that it filed an application with the FDA to market and sell this VEGF inhibitor in patients with wet AMD. In addition, it has been reported that ophthalmologists are using a third-party reformulated version of Genentech’s approved VEGF antagonist, Avastin, with success for the treatment of wet AMD. The marketing approval of the OSI/Pfizer VEGF inhibitor and the potential off-label use of Avastin and approval of the Novartis/Genentech VEGF antibody fragment make it more difficult for us to successfully develop the VEGF Trap-Eye. Even if the VEGF Trap-Eye is ever approved for sale for the treatment of eye diseases, it will be difficult for our drug to compete against the OSI/Pfizer drug and, if approved by the FDA, the Novartis/Genentech VEGF inhibitor, because doctors and patients will have significant experience using these medicines. Moreover, the relatively low cost of therapy with Avastin in patients with wet AMD presents a further competitive challenge in this indication.
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
     A small number of our shareholders beneficially own a substantial amount of our common stock. As of April 13, 2006, our seven largest shareholders, including sanofi-aventis, beneficially owned 47.9% of our outstanding shares of Common Stock, assuming, in the case of Leonard S. Schleifer, M.D. Ph.D., our Chief Executive Officer, and P. Roy Vagelos, M.D., our Chairman, the conversion of their Class A Stock into Common Stock and the exercise of all options held by them which are exercisable within 60 days of April 13, 2006. As of April 13, 2006, sanofi-aventis owned 2,799,552 shares of Common Stock, representing approximately 5.1% of the shares of Common Stock then outstanding. Under our stock purchase agreement with sanofi-aventis, through September 5, 2006, sanofi-aventis may sell no more than 250,000 of these shares in any calendar quarter. After September 5, 2006, sanofi-aventis may sell no more than 500,000 of these shares in any calendar quarter. If sanofi-aventis, or our other significant shareholders or we, sell substantial amounts of our Common Stock in the public market, or the perception that such sales may occur exists, the market price of our Common Stock could fall. Sales of Common Stock by our significant shareholders, including sanofi-aventis, also might make it more difficult for us to raise funds by selling equity or equity-related securities in the future at a time and price that we deem appropriate.
Our existing shareholders may be able to exert significant influence over matters requiring shareholder approval.
     Holders of Class A Stock, who are generally the shareholders who purchased their stock from us before our initial public offering, are entitled to ten votes per share, while holders of Common Stock are entitled to one vote per share. As of April 13, 2006, holders of Class A Stock held 4.1% of all shares of Common Stock and Class A Stock then outstanding, and had 29.7% of the combined voting power of all of Common Stock and Class A Stock then outstanding. These shareholders, if acting together, would be in a position to significantly influence the election of our directors and to effect or prevent certain corporate transactions that require majority or supermajority approval of the combined classes, including mergers and other business combinations. This may result in our company taking corporate actions that you may not consider to be in your best interest and may affect the price of our Common Stock. As of April 13, 2006:

•	our current officers and directors beneficially owned 14.6% of our outstanding shares of Common Stock, assuming conversion of their Class A Stock into Common Stock and the exercise of all options held by such persons which are exercisable within 60 days of April 13, 2006, and 33.2% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by such persons which are exercisable within 60 days of April 13, 2006; and

•	our seven largest shareholders beneficially owned 47.9% of our outstanding shares of Common Stock assuming, in the case of Leonard S. Schleifer, M.D., Ph.D., our Chief Executive Officer, and P. Roy Vagelos, M.D., our Chairman, the conversion of their Class A Stock into Common Stock and the exercise of all options held by them which are exercisable within 60 days of April 13, 2006. In addition, these seven shareholders held 54.3% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by our Chief Executive Officer and our Chairman which are exercisable within 60 days of April 13, 2006.
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

Regeneron Pharmaceuticals, Inc.

Date: May 8, 2006	By:	/s/ Murray A. Goldberg
Murray A. Goldberg
Senior Vice President, Finance & Administration, Chief Financial Officer, Treasurer, and Assistant Secretary