Form 10-Q
period 2006-06-30
REGENERON PHARMACEUTICALS INC
filed 2006-08-08
CIK 872589

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of July 31, 2006:

Class of Common Stock	Number of Shares
Class A Stock, $0.001 par value Common Stock, $0.001 par value	2,296,928 54,674,613

REGENERON PHARMACEUTICALS, INC.

June 30, 2006

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
REGENERON PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS AT JUNE 30, 2006 AND DECEMBER 31, 2005 (Unaudited)
(In thousands, except share data)

	June 30,	December 31,
	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$114,960	$184,508
Marketable securities	158,616	114,037
Accounts receivable	12,141	36,521
Prepaid expenses and other current assets	3,211	3,422
Inventory	2,128	2,904

Total current assets	291,056	341,392

Marketable securities	30,507	18,109
Property, plant, and equipment, at cost, net of accumulated depreciation and amortization	53,854	60,535
Other assets	2,915	3,465

Total assets	$378,332	$423,501

LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$16,466	$23,337
Deferred revenue, current portion	15,042	17,020

Total current liabilities	31,508	40,357

Deferred revenue	63,057	69,142
Notes payable	200,000	200,000

Total liabilities	294,565	309,499

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.01 par value; 30,000,000 shares authorized; issued and outstanding-none
Class A Stock, convertible, $.001 par value; 40,000,000 shares authorized; shares issued and outstanding - 2,296,928 in 2006 and 2,347,073 in 2005	2	2
Common Stock, $.001 par value; 160,000,000 shares authorized; shares issued and outstanding - 54,669,695 in 2006 and 54,092,268 in 2005	55	54
Additional paid-in capital	713,419	700,011
Unearned compensation		(315)
Accumulated deficit	(629,236)	(585,280)
Accumulated other comprehensive loss	(473)	(470)

Total stockholders’ equity	83,767	114,002

Total liabilities and stockholders’ equity	$378,332	$423,501

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenues
Contract research and development	$14,991	$13,545	$29,578	$27,047
Contract manufacturing	4,267	2,821	7,899	5,528

	19,258	16,366	37,477	32,575

Expenses
Research and development	34,398	40,642	66,482	76,554
Contract manufacturing	2,810	1,675	4,662	4,166
General and administrative	6,299	6,216	12,245	12,362

	43,507	48,533	83,389	93,082

Loss from operations	(24,249)	(32,167)	(45,912)	(60,507)

Other income (expense)
Other contract income		5,640		30,640
Investment income	3,684	2,539	7,165	4,769
Interest expense	(3,011)	(3,011)	(6,022)	(6,024)

	673	5,168	1,143	29,385

Net loss before cumulative effect of a change in accounting principle	(23,576)	(26,999)	(44,769)	(31,122)
Cumulative effect of adopting Statement of Financial Accounting Standards No. 123R (“SFAS 123R”)			813

Net loss	$(23,576)	$(26,999)	$(43,956)	$(31,122)

Net loss per share amounts, basic and diluted:
Net loss before cumulative effect of a change in accounting principle	$(0.41)	$(0.48)	$(0.79)	$(0.56)
Cumulative effect of adopting SFAS 123R			0.02

Net loss	$(0.41)	$(0.48)	$(0.77)	$(0.56)

Weighted average shares outstanding, basic and diluted	56,915	55,917	56,821	55,866
The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)
For the six months ended June 30, 2006
(In thousands)

								Accumulated
					Additional			Other	Total
	Class A Stock		Common Stock		Paid-in	Unearned	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Loss	Equity	Loss
Balance, December 31, 2005	2,347	$2	54,092	$54	$700,011	$(315)	$(585,280)	$(470)	$114,002
Issuance of Common Stock in connection with exercise of stock options, net of shares tendered			409	1	3,812				3,813
Issuance of Common Stock in connection with Company 401(k) Savings Plan contribution			121		1,884				1,884
Conversion of Class A Stock to Common Stock	(50)		50
Forfeitures of restricted Common Stock under Long-Term Incentive Plan			(2)
Stock-based compensation expense					8,840				8,840
Adjustment to reduce unearned compensation upon adoption of SFAS 123R					(315)	315
Cumulative effect of adopting SFAS 123R					(813)				(813)
Net loss							(43,956)		(43,956)	$(43,956)
Change in net unrealized loss on marketable securities								(3)	(3)	(3)

Balance, June 30, 2006	2,297	$2	54,670	$55	$713,419	—	$(629,236)	$(473)	$83,767	$(43,959)

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six months ended June 30,
	2006	2005
Cash flows from operating activities
Net loss	$(43,956)	$(31,122)

Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	7,488	7,689
Non-cash compensation expense	8,779	11,703
Cumulative effect of a change in accounting principle	(813)
Changes in assets and liabilities
Decrease in accounts receivable	24,380	26,272
Decrease (increase) in prepaid expenses and other assets	627	(1,246)
Decrease in inventory	1,279	141
Decrease in deferred revenue	(8,063)	(6,848)
Decrease in accounts payable, accrued expenses, and other liabilities	(5,118)	(2,040)

Total adjustments	28,559	35,671

Net cash (used in) provided by operating activities	(15,397)	4,549

Cash flows from investing activities
Purchases of marketable securities	(152,660)	(60,392)
Sales or maturities of marketable securities	95,292	107,680
Capital expenditures	(986)	(2,897)

Net cash (used in) provided by investing activities	(58,354)	44,391

Cash flows from financing activities
Net proceeds from the issuance of stock	3,813	1,032
Other	390

Net cash provided by financing activities	4,203	1,032

Net (decrease) increase in cash and cash equivalents	(69,548)	49,972

Cash and cash equivalents at beginning of period	184,508	95,229

Cash and cash equivalents at end of period	$114,960	$145,201

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
2. Per Share Data
     The Company’s basic and diluted net loss per share amounts have been computed by dividing net loss by the weighted average number of shares of Common Stock and Class A Stock outstanding. For the three and six months ended June 30, 2006 and 2005, the Company reported net losses and, therefore, no common stock equivalents were included in the computation of diluted net loss per share for these periods, since such inclusion would have been antidilutive. The calculations of basic and diluted net loss per share are as follows:

	Three Months Ended June 30,
	2006	2005
Net loss (Numerator)	$(23,576)	$(26,999)

Weighted-average shares, in thousands (Denominator)	56,915	55,917

Basic and diluted net loss per share	$(0.41)	$(0.48)

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)

	Six Months Ended June 30,
	2006	2005
Net loss (Numerator)	$(43,956)	$(31,122)

Weighted-average shares, in thousands (Denominator)	56,821	55,866

Basic and diluted net loss per share	$(0.77)	$(0.56)
     Shares issuable upon the exercise of stock options, vesting of restricted stock awards, and conversion of convertible debt, which have been excluded from the June 30, 2006 and 2005 diluted per share amounts because their effect would have been antidilutive, include the following:

	Three months ended June 30,
	2006	2005
Stock Options:
Weighted average number, in thousands	14,181	13,295
Weighted average exercise price	$14.32	$14.55

Restricted Stock:
Weighted average number, in thousands	40	204

Convertible Debt:
Weighted average number, in thousands	6,611	6,611
Conversion price	$30.25	$30.25

	Six months ended June 30,
	2006	2005
Stock Options:
Weighted average number, in thousands	14,291	13,385
Weighted average exercise price	$14.29	$14.64

Restricted Stock:
Weighted average number, in thousands	47	209

Convertible Debt:
Weighted average number, in thousands	6,611	6,611
Conversion price	$30.25	$30.25

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
     Effective January 1, 2006, the Company adopted the provisions of SFAS 123R, Share-Based Payment, which is a revision of SFAS 123. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, and requires the recognition of compensation expense in an amount equal to the fair value of the share-based payment (including stock options and restricted stock) issued to employees. SFAS 123R requires companies to estimate the number of awards that are expected to be forfeited at the time of grant and to revise this estimate, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to the adoption of SFAS 123R, the Company recognized the effect of forfeitures in stock-based compensation cost in the period when they occurred, in accordance with SFAS 123. Upon adoption of SFAS 123R effective January 1, 2006, the Company was required to record a cumulative effect adjustment to reflect the effect of estimated forfeitures related to outstanding awards that are not expected to vest as of the SFAS 123R adoption date. This adjustment reduced the Company’s loss by $813 and is included in the Company’s operating results for the six months ended June 30, 2006 as a cumulative-effect adjustment of a change in accounting principle. Exclusive of the cumulative-effect adjustment, the effect of the change from applying the provisions of SFAS 123 to applying the provisions of SFAS 123R on the Company’s loss from operations, net loss, and net loss per share for the three and six months ended June 30, 2006 was not significant, and there was no impact to the Company’s cash flows for these respective periods.
Long-Term Incentive Plans
     The Regeneron Pharmaceuticals, Inc. 2000 Long-Term Incentive Plan (“2000 Incentive Plan”), as amended, provides for the issuance of up to 18,500,000 shares of Common Stock in respect of awards. In addition, certain shares of Common Stock previously approved by shareholders for issuance under the Regeneron Pharmaceuticals,

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)
Inc. 1990 Long-Term Incentive Plan (“1990 Incentive Plan”) that are not issued under the 1990 Incentive Plan, may be issued as awards under the 2000 Incentive Plan. The 1990 Incentive Plan, as amended, provided for a maximum of 6,900,000 shares of Common Stock in respect of awards. The 1990 Incentive Plan has expired and there will be no future awards from the 1990 Incentive Plan. The Company has issued Incentive Stock Options (“ISOs”) and Nonqualified Stock Options, and shares of Restricted Stock from the 1990 and 2000 Incentive Plans. The terms of the awards are determined by the Compensation Committee of the board of directors; however, in the case of an ISO, the option exercise price will not be less than the fair market value of a share of Common Stock on the date the ISO is granted and no ISO is exercisable more than ten years after the date of grant. As of June 30, 2006, there were 6,495,452 shares available for future grants under the 2000 Incentive Plan.
a. Stock Options
     At June 30, 2006, there were 14,150,178 stock options outstanding with exercise prices ranging from $4.83 to $51.56. Options granted to employees generally vest annually on a pro rata basis over a four to five year period beginning one year from the date of grant. Certain performance-based options granted to the Company’s executive vice president and senior vice presidents in January 2005 vest if both (i) the Company’s products have achieved defined sales targets and (ii) the option recipient has remained employed by the Company for at least three years from the date of grant. Options granted to members of the Company’s board of directors vest annually on a pro rata basis over three years beginning one year from the date of grant. A summary of the Company’s stock option activity for the six months ended June 30, 2006 is presented in the following table:

		Weighted
		Average	Weighted
		Remaining	Average	Intrinsic
	Number	Contractual	Exercise	Value (in
	Outstanding	Life	Price	thousands)
Stock options outstanding at January 1, 2006	14,719,492		$14.23
Stock options granted	206,500		$15.32
Stock options exercised	(438,031)		$9.82
Stock options forfeited	(201,135)		$10.62
Stock options expired	(136,648)		$25.24

Stock options outstanding at June 30, 2006	14,150,178	6.5	$14.32	$28,313

Stock options vested and exercisable	7,193,872	5.1	$17.70	$12,185

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)
The total intrinsic value of stock options exercised during the first six months of 2006 and 2005 was $2,863 and $200, respectively. The intrinsic value represents the amount by which the market price of the underlying stock exceeds the exercise price of an option.
     For the three months ended June 30, 2006 and 2005, non-cash stock-based employee compensation expense related to stock option awards (“Stock Option Expense”) totaled $4,610 and $5,398, respectively, of which $4,585 and $5,348 was recognized in operating expenses and $25 and $50 was capitalized into inventory, respectively. For the six months ended June 30, 2006 and 2005, Stock Option Expense totaled $8,541 and $10,939, respectively, of which $8,481 and $10,727 was recognized in operating expenses and $60 and $212 was capitalized into inventory, respectively. As of June 30, 2006, there was $23,243 of stock-based compensation cost related to outstanding nonvested stock options, net of estimated forfeitures, which had not yet been recognized in operating expenses. The Company expects to recognize this compensation cost over a weighted-average period of 1.7 years. In addition, there are 723,092 options which are unvested as of June 30, 2006 and would become vested upon the attainment of certain performance and service conditions. Potential compensation cost, measured on the grant date, related to these performance options totals $2,688 and will begin to be recognized only if, and when, these options’ performance condition becomes probable of attainment.
Fair Value Assumptions:
     The fair value of each option granted during the three and six months ended June 30, 2006 and 2005 was estimated on the date of grant using the Black-Scholes option-pricing model. Using this model, fair value is calculated based on assumptions with respect to (i) expected volatility of the Company’s Common Stock price, (ii) the periods of time over which employees and board directors are expected to hold their options prior to exercise (expected lives), (iii) expected dividend yield on the Company’s Common Stock, and (iv) risk-free interest rates, which are based on quoted U.S. Treasury rates for securities with maturities approximating the options’ expected lives. Expected volatility has been estimated based on actual movements in the Company’s stock price over the most recent historical periods equivalent to the options’ expected lives. Expected lives are principally based on the Company’s limited historical exercise experience with option grants with similar exercise prices. The expected dividend yield is zero as the Company has never paid dividends and does not currently anticipate paying any in the foreseeable future. The weighted-average fair value of the options granted during the three months ended June 30, 2006 and 2005 was $8.23 and $4.04 per option, respectively. The weighted-average fair value of the options granted during the six months ended June 30, 2006 and 2005 was $10.28 and $5.81 per option, respectively. The following table summarizes the weighted average values of the assumptions used in computing the fair value of option grants.

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)

	Three months ended June 30,
	2006	2005
Expected volatility	65%	70%
Expected lives from grant date	5.2 years	5.0 years
Expected dividend yield	0%	0%
Risk-free interest rate	4.95%	3.78%

	Six months ended June 30,
	2006	2005
Expected volatility	68%	75%
Expected lives from grant date	6.8 years	6.2 years
Expected dividend yield	0%	0%
Risk-free interest rate	4.76%	3.96%
b. Restricted Stock
     A summary of the Company’s activity related to Restricted Stock awards for the six months ended June 30, 2006 is presented in the following table:

		Weighted
	Number	Average Grant
	of Shares	Date Fair Value
Restricted stock outstanding as of January 1, 2006	95,188	$11.16
Restricted stock released	(93,485)	$11.18
Restricted stock forfeited	(1,703)	$9.74

Restricted stock outstanding as of June 30, 2006	—

     In accordance with generally accepted accounting principles, the Company recorded unearned compensation in Stockholders’ Equity related to these Restricted Stock awards. The amount was based on the fair market value of shares of the Company’s Common Stock on the date of grant and is expensed, on a pro rata basis, over the period that the restrictions lapse, which is approximately two years for grants issued in 2003 and 18 months for grants issued in 2004. No Restricted Stock awards were granted in 2005 or during the six months ended June 30, 2006. Prior to the adoption of SFAS 123R, unearned compensation was included as a separate component of Stockholders’ Equity. Effective January 1, 2006, unearned compensation was combined with additional paid-in capital in accordance with the provisions of SFAS 123R.
     For the three months ended June 30, 2006 and 2005, the Company recognized compensation expense related to Restricted Stock awards of $115 and $474, respectively. For the six months ended June 30, 2006 and 2005, the Company recognized

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)
compensation expense related to Restricted Stock awards of $299 and $976, respectively. As of June 30, 2006, there were no unvested shares of restricted stock outstanding and all compensation expense related to these awards had been recognized.
4. Statement of Cash Flows
     Supplemental disclosure of noncash investing and financing activities:
     Included in accounts payable and accrued expenses at June 30, 2006 and December 31, 2005 are $216 and $234, respectively, of accrued capital expenditures. Included in accounts payable and accrued expenses at June 30, 2005 and December 31, 2004 are $1,393 and $550, respectively, of accrued capital expenditures.
     Included in accounts payable and accrued expenses at December 31, 2005 and 2004 are $1,884 and $632, respectively, of accrued Company 401(k) Savings Plan contribution expense. In the first quarter of 2006 and 2005, the Company contributed 120,960 and 90,385 shares, respectively, of Common Stock to the 401(k) Savings Plan in satisfaction of these obligations.
     Included in marketable securities at June 30, 2006 and December 31, 2005 are $840 and $1,228, respectively, of accrued interest income. Included in marketable securities at June 30, 2005 and December 31, 2004 are $2,562 and $2,601, respectively, of accrued interest income.
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
     Severance costs associated with the workforce reduction plan that were charged to expense during the three and six months ended June 30, 2006 consist of the following:

		Three months ended
		June 30, 2006
	Accrued			Accrued
	liability at	Costs	Costs paid	liability at
	March 31,	charged to	or settled in	June 30,
	2006	expense	2006	2006
Employee severance, payroll taxes, and benefits	$425	$197	$159	$463
Other severance costs	—	6	5	1

Total	$425	$203	$164	$464

		Six months ended
		June 30, 2006
	Accrued			Accrued
	liability at	Costs	Costs paid	liability at
	December 31,	charged to	or settled in	June 30,
	2005	expense	2006	2006
Employee severance, payroll taxes, and benefits	$907	$356	$800	$463
Other severance costs	176	19	194	1

Total	$1,083	$375	$994	$464

     These severance costs are included in the Company’s Statement of Operations for the three and six months ended June 30, 2006 as follows:

Research &
Three months ended June 30, 2006	development

Employee severance, payroll taxes, and benefits	$197
Other severance costs	6

Total	$203

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)

	Research &	General &
Six months ended June 30, 2006	development	administrative
Employee severance, payroll taxes, and benefits	$358	$(2)
Other severance costs	19	—

Total	$377	$(2)

For segment reporting purposes (see Note 10), all severance-related expenses are included in the Research & Development segment.
6. Accounts Receivable
     Accounts receivable as of June 30, 2006 and December 31, 2005 consist of the following:

	June 30,	December 31,
	2006	2005
Receivable from the sanofi-aventis Group	$11,773	$36,412
Receivable from Merck & Co., Inc.	368	27
Other	—	82

	$12,141	$36,521

7. Inventories
     Inventories consist of raw materials, work-in process, and finished products associated with the production of an intermediate for a Merck & Co., Inc. pediatric vaccine under a long-term manufacturing agreement which will expire in October 2006.
     Inventories as of June 30, 2006 and December 31, 2005 consist of the following:

	June 30,	December 31,
	2006	2005
Raw materials	—	$278
Work-in-process	—	1,423
Finished products	$2,128	1,203

	$2,128	$2,904

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)
8 Accounts Payable and Accrued Expenses
     Accounts payable and accrued expenses as of June 30, 2006 and December 31, 2005 consist of the following:

	June 30,	December 31,
	2006	2005
Accounts payable	$2,840	$4,203
Accrued payroll and related costs	6,223	10,713
Accrued clinical trial expense	3,434	3,081
Accrued expenses, other	1,677	3,048
Interest payable on convertible notes	2,292	2,292

	$16,466	$23,337

9. Comprehensive Loss
     Comprehensive loss represents the change in net assets of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss of the Company includes net loss adjusted for the change in net unrealized gain (loss) on marketable securities. The net effect of income taxes on comprehensive loss is immaterial. For the three and six months ended June 30, 2006 and 2005, the components of comprehensive loss are:

	Three months ended June 30,
	2006	2005
Net loss	$(23,576)	$(26,999)
Change in net unrealized gain (loss) on marketable securities	(102)	401

Total comprehensive loss	$(23,678)	$(26,598)

	Six months ended June 30,
	2006	2005
Net loss	$(43,956)	$(31,122)
Change in net unrealized gain (loss) on marketable securities	(3)	60

Total comprehensive loss	$(43,959)	$(31,062)

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
     The table below presents information about reported segments for the three and six months ended June 30, 2006 and 2005.

	Three months ended June 30, 2006
	Research &	Contract	Reconciling
	Development	Manufacturing	Items	Total
Revenues	$14,991	$4,267	—	$19,258
Depreciation and amortization	3,429	— (1)	$261	3,690
Non-cash compensation expense	4,603	97	—	4,700
Interest expense	—	—	3,011	3,011
Net (loss) income	(25,706)	1,457	673 (2)	(23,576)
Capital expenditures	323	—	—	323

	Three months ended June 30, 2005
	Research &	Contract	Reconciling
	Development	Manufacturing	Items		Total
Revenues	$13,545	$2,821	—		$16,366
Depreciation and amortization	3,570	— (1)	$261		3,831
Non-cash compensation expense	5,732	90	—		5,822
Other contract income	5,640	—	—		5,640
Interest expense	—	—	3,011		3,011
Net (loss) income	(27,673)	1,146	(472	)(2)	(26,999)
Capital expenditures	2,115	—	—		2,115

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)

	Six months ended June 30, 2006
	Research &	Contract	Reconciling
	Development	Manufacturing	Items		Total
Revenues	$29,578	$7,899	—		$37,477
Depreciation and amortization	6,966	— (1)	$522		7,488
Non-cash compensation expense	8,587	192	(813	)(3)	7,966
Interest expense	—	—	6,022		6,022
Net (loss) income	(49,149)	3,237	1,956	(2)	(43,956)
Capital expenditures	968	—	—		968
Total assets	64,543	3,580	310,209	(4)	378,332

	Six months ended June 30, 2005
	Research &	Contract	Reconciling
	Development	Manufacturing	Items		Total
Revenues	$27,047	$5,528	—		$32,575
Depreciation and amortization	7,167	— (1)	$522		7,689
Non-cash compensation expense	11,613	90	—		11,703
Other contract income	30,640	—	—		30,640
Interest expense	—	—	6,024		6,024
Net (loss) income	(31,229)	1,362	(1,255	)(2)	(31,122)
Capital expenditures	3,752	—	—		3,752
Total assets	81,936	6,006	359,006	(4)	446,948

(1)	Depreciation and amortization related to contract manufacturing is capitalized into inventory and included in contract manufacturing expense when the product is shipped.

(2)	Represents investment income, net of interest expense related primarily to convertible notes issued in October 2001. For the six months ended June 30, 2006, also includes the cumulative effect of adopting SFAS 123R (see Note 3).

(3)	Represents the cumulative effect of adopting SFAS 123R (see Note 3).

(4)	Includes cash and cash equivalents, marketable securities, prepaid expenses and other current assets, and other assets.
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
Overview
     Regeneron Pharmaceuticals, Inc. is a biopharmaceutical company that discovers, develops, and intends to commercialize pharmaceutical products for the treatment of serious medical conditions. We are currently focused on three development programs: VEGF Trap in oncology, VEGF Trap eye formulation (VEGF Trap-Eye) in eye diseases using intraocular delivery, and IL-1 Trap in various inflammatory indications. The VEGF Trap is being developed in oncology in collaboration with the sanofi-aventis Group. Our preclinical research programs are in the areas of oncology and angiogenesis, ophthalmology, metabolic and related diseases, muscle diseases and disorders, inflammation and immune diseases, bone and cartilage, pain, and cardiovascular diseases. We expect that our next generation of product candidates will be based on our proprietary technologies for developing human monoclonal antibodies. Developing and commercializing new medicines entails significant risk and expense. Since inception we have not generated any sales or profits from the commercialization of any of our product candidates.
     Our core business strategy is to maintain a strong foundation in basic scientific research and discovery-enabling technology and combine that foundation with our manufacturing and clinical development capabilities to build a successful, integrated biopharmaceutical company. Our efforts have yielded a diverse pipeline of product candidates that we believe has the potential to address a variety of serious medical conditions. We believe that our ability to develop product candidates is enhanced by the application of our technology platforms. Our discovery platforms are designed to identify specific genes of therapeutic interest for a particular disease or cell type and validate targets through high-throughput production of mammalian models. Our human monoclonal antibody (VelocImmune®) and cell line expression technologies may then be utilized to design and produce new product candidates directed against the disease target. Based on the strength of the VelocImmune platform, which we believe, in conjunction with our other proprietary technologies, can accelerate the development of fully human monoclonal antibodies, we plan to move two new antibody candidates into clinical trials each year going forward beginning in 2007. We continue to invest in the development of enabling technologies to assist in our efforts to identify, develop, and commercialize new product candidates.

Clinical Programs:
     Below is a summary of the clinical status of our clinical candidates as of June 30, 2006:
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
     The VEGF Trap is being developed in cancer indications in collaboration with sanofi-aventis, as described below. In September 2005, we and sanofi-aventis announced plans to expand our joint development program, and we have subsequently initiated a broad set of clinical trials in oncology.
     In the first half of 2006, we and sanofi-aventis initiated our phase 2 single-agent program for the VEGF Trap in cancer. Patient enrollment is now underway in studies in advanced ovarian cancer (AOC), non-small cell lung adenocarcinoma (NSCLA), and AOC patients with symptomatic malignant ascites (SMA). In 2004, the United States Food and Drug Administration (FDA) granted Fast Track designation to the VEGF Trap for the treatment of SMA.
     The companies also plan to conduct three phase 3 efficacy/safety trials using the VEGF Trap in combination with standard chemotherapy regimens, the first of which is planned to begin in late 2006 or early 2007, once the supporting safety and tolerability studies have been completed. The companies are working to finalize plans with the National Cancer Institute (NCI) Cancer Therapy Evaluation Program (CTEP) to conduct at least ten additional cancer trials, several of which are planned to begin in 2006.
     Currently there are five safety and tolerability studies underway for the VEGF Trap in combination with standard chemotherapy regimens designed to support subsequent phase 3 clinical trials in a variety of cancer types. At the annual meeting of the American Society of Clinical Oncology (ASCO) in May 2006, the companies reported abstracts summarizing information from two of these studies. The first study is evaluating the VEGF Trap plus oxaliplatin, 5-flourouracil, and leucovorin (FOLFOX4) in a phase 1 trial of patients with advanced solid tumors. The second study is evaluating the VEGF Trap plus irinotecan, 5-fluorouracil, and leucovorin (LV5FU2-CPT11) in a phase 1 trial of patients with advanced solid tumors. In both trials, patients have been treated in combination with chemotherapy in doses ranging up to 4.0 milligrams per kilogram (mg/kg) of the VEGF Trap. The abstracts, published in the 2006 ASCO Annual Meeting Proceedings, reported that the VEGF Trap could be safely combined with either FOLFOX4 or LV5FU2-CPT11 at the dose levels studied. The maximum tolerated doses in these studies have not yet been reached, and dose escalation is continuing.

     Cancer is a heterogeneous set of diseases and one of the leading causes of death in the developed world. A mutation in any one of dozens of normal genes can eventually result in a cell becoming cancerous; however, a common feature of cancer cells is that they need to obtain nutrients and remove waste products, just as normal cells do. The vascular system normally supplies nutrients to and removes waste from normal tissues. Cancer cells can use the vascular system either by taking over preexisting blood vessels or by promoting the growth of new blood vessels (a process known as angiogenesis). VEGF is secreted by many tumors to stimulate the growth of new blood vessels to supply nutrients and oxygen to the tumor. VEGF blockers have been shown to inhibit new vessel growth; and, in some cases, can cause regression of existing tumor vasculature. Countering the effects of VEGF, thereby blocking the blood supply to tumors, has demonstrated therapeutic benefits in clinical trials. This approach of inhibiting angiogenesis as a mechanism of action for an oncology medicine was validated in February 2004, when the FDA approved Genentech, Inc.’s VEGF inhibitor, Avastin®. Avastin is an antibody product designed to inhibit VEGF and interfere with the blood supply to tumors.
     In September 2003, we entered into a collaboration agreement with Aventis Pharmaceuticals, Inc. (predecessor to sanofi-aventis U.S.) to collaborate on the development and commercialization of the VEGF Trap in all countries other than Japan, where we retained the exclusive right to develop and commercialize the VEGF Trap. In January 2005, we and sanofi-aventis amended the collaboration agreement to exclude from the scope of the collaboration the development and commercialization of the VEGF Trap for intraocular delivery to the eye. In December 2005, we and sanofi-aventis amended our collaboration agreement to expand the territory in which the companies are collaborating on the development of the VEGF Trap to include Japan. Under the collaboration agreement, as amended, we and sanofi-aventis will share co-promotion rights and profits on sales, if any, of the VEGF Trap outside of Japan for disease indications included in our collaboration. In Japan, we are entitled to a royalty of approximately 35% on annual sales of the VEGF Trap, subject to certain potential adjustments. We may also receive up to $400.0 million in milestone payments upon receipt of specified marketing approvals. This total includes up to $360.0 million in milestone payments related to receipt of marketing approvals for up to eight VEGF Trap oncology and other indications in the United States or the European Union. Another $40.0 million of milestone payments relate to receipt of marketing approvals for up to five VEGF Trap oncology indications in Japan.
     Under the collaboration agreement, as amended, agreed upon worldwide development expenses incurred by both companies during the term of the agreement will be funded by sanofi-aventis. If the collaboration becomes profitable, we will be obligated to reimburse sanofi-aventis for 50% of the VEGF Trap development expenses in accordance with a formula based on the amount of development expenses and our share of the collaboration profits and Japan royalties, or at a faster rate at our option. (See “The sanofi-aventis Group Agreement” below.)
2. VEGF Trap — Eye Diseases
     We are developing the VEGF Trap-Eye for the treatment of certain eye diseases. This product candidate has been purified and formulated in concentrations suitable for direct injection into the eye. We retain the exclusive right to develop and commercialize the VEGF Trap-Eye for the treatment of eye diseases utilizing local (intravitreal) delivery to the eye. In May 2006, we announced that we had initiated a phase 2 trial of the VEGF Trap-Eye delivered intravitreally in patients with the neovascular form of age-related macular degeneration (wet AMD).
     At the May 2006 Annual Meeting of the Association for Research in Vision and Ophthalmology (ARVO), we reported positive preliminary results from a phase 1 trial of the VEGF Trap-Eye in patients with wet AMD. A total of 21 patients received a single dose of VEGF Trap-Eye at doses of 0.05, 0.15, 0.5, 1, 2, and 4 milligrams (mg) intravitreally (direct injection into the eye). Patients were evaluated for six weeks to measure the durability of effects and provide guidance for dosing regimens to be used in future trials. All dose levels were generally well tolerated, and a maximum tolerated dose was not reached in the study. In wet AMD, the leakiness of the abnormal blood vessels in the eye can lead to increased retinal thickness. On average, patients receiving the VEGF Trap-Eye demonstrated large, rapid, and sustained (at least six weeks) reductions in retinal thickness. Excess retinal thickness, as determined by ocular coherence tomography (OCT), is a clinical measure of disease activity in wet AMD. As measured by the OCT reading center (posterior pole OCT scans), the median excess retinal thickness resulting from the disease process was 194 microns at baseline. Following a single intravitreal dose of the VEGF Trap-Eye, median excess retinal thickness was reduced to 60 microns, an improvement that was sustained over a six week period. As measured by the computerized Fast Macular Scan protocol, the median excess retinal thickness was 119 microns at baseline, which was reduced to 27 microns at six weeks after the single dose of the VEGF Trap-Eye.
     Of the 20 patients evaluable for efficacy, 95 percent had stabilization or improvement in visual acuity, defined as ≤15 letter loss on the Early Treatment of Diabetic Retinopathy Study (ETDRS) eye chart. Patients were also evaluated for best-corrected visual acuity (BCVA), the best acuity a person can achieve with glasses. BCVA for all patients in the study increased by a mean of 4.8 letters at six weeks. In the two highest dose groups (2 mg and 4 mg), the mean improvement in BCVA was 13.5 letters, with three of six patients showing an improvement in BCVA of 15 or more letters.
     In the second quarter of 2006, we initiated a 150 patient, 12 week, phase 2 trial of the VEGF Trap-Eye in wet AMD. The trial is evaluating the safety and biological effect of treatment with multiple doses of the VEGF Trap-Eye using different doses and different dosing regimens. A phase 3 trial of the VEGF Trap-Eye in wet AMD is planned to begin in early 2007.
     Also in the second quarter of 2006, we initiated a small pilot study of the VEGF Trap in patients with diabetic macular edema.
     VEGF-A both stimulates angiogenesis and increases vascular permeability. It has been shown in preclinical studies to be a major pathogenic factor in both wet AMD and diabetic retinopathy, and it is believed to be involved in other medical problems affecting the eyes. In clinical trials, blocking VEGF-A has been shown to be effective in patients with wet AMD, and Macugen® (OSI Pharmaceuticals, Inc.) and Lucentis™ (Genentech, Inc.) have been approved to treat patients with this condition.
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
     In April 2006, we completed enrollment of the pivotal study of the IL-1 Trap in patients with CAPS. Patients in the trial are receiving a 160 mg dose of the IL-1 Trap once a week through subcutaneous self-administration. The six-month, placebo-controlled, double-blind, efficacy phase of the study is expected to be completed and preliminary data available by the end of 2006. This phase will be followed by a six-month open-label extension phase. We plan to file a Biologics License Application (BLA) for the IL-1 Trap for the treatment of CAPS in early 2007. In addition, Regeneron has ongoing proof-of-concept studies in other indications, such as SJIA. The FDA has granted Orphan Drug and Fast Track designations to the IL-1 Trap for the treatment of CAPS. In April 2005, the FDA also granted an Orphan Drug designation to the IL-1 Trap for the treatment of SJIA.
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
     From inception on January 8, 1988 through June 30, 2006, we had a cumulative loss of $629.2 million. In the absence of revenues from the commercialization of our product candidates or other sources, the amount, timing, nature, or source of which cannot be predicted, our losses will continue as we conduct our research and development activities. We expect to incur substantial losses over the next several years as we continue the clinical development of the IL-1 Trap; advance new product candidates into clinical development from our existing research programs; continue our research and development programs; and commercialize product candidates that receive regulatory approval, if any. Also, our activities may expand over time and require additional resources, and we expect our operating losses to be substantial over at least the next several years. Our losses may fluctuate from quarter to quarter and will depend, among other factors, on the progress of our research and development efforts, the timing of certain expenses, and the amount and timing of payments that we receive from collaborators.
     The planning, execution, and results of our clinical programs are significant factors that can affect our operating and financial results. In our clinical programs, key events for 2006 and plans over the next 12 months are as follows:

Product Candidate	2006 Events to Date		2006-7 Plans
VEGF Trap —	•	Initiated phase 2 studies of the	•	Initiate up to three efficacy/safety
Oncology		VEGF Trap as a single agent in		studies of the VEGF Trap in
		AOC and NSCLA patients, and		combination with standard
		in AOC patients with SMA.		chemotherapy regimens in
	•	Initiated two safety and		different cancer indications
		tolerability studies of the VEGF	•	Sponsor with the NCI/CTEP at
		Trap in combination with		least ten exploratory
		standard chemotherapy regimens		efficacy/safety studies evaluating
	•	Reported encouraging		the VEGF Trap in a variety of
		preliminary results of the safety		cancer types
and tolerability of intravenous
VEGF Trap plus FOLFOX4 and
of intravenous VEGF Trap plus
LV5FU2-CPT11 in separate
phase 1 trials of patients with
advanced solid tumors

VEGF Trap-Eye	•	Reported positive preliminary	•	Report preliminary results of
		results from phase 1 trial in wet		phase 2 trial in wet AMD utilizing
		AMD utilizing intravitreal		intravitreal injections
		injections in 21 patients up to a	•	Initiate phase 3 trial in wet AMD
		top dose of 4 mg		utilizing intravitreal injections
	•	Initiated phase 2 trial in wet AMD	•	Explore additional eye disease
		utilizing intravitreal injections		indications
	•	Initiated phase 1 trial in DME

IL-1 Trap	•	Completed enrollment of pivotal	•	Complete efficacy portion of
		trial of IL-1 Trap in CAPS		pivotal study in CAPS and, if
	•	Reported positive preliminary		results show positive efficacy and
		results from ongoing phase 1 trial		safety, file Biologics License
		in SJIA		Application (BLA) with the FDA
			•	Initiate advanced efficacy trial,
evaluating the IL-1 Trap for SJIA
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

     Effective January 1, 2006, we adopted the provisions of SFAS 123R, Share-Based Payment, which is a revision of SFAS 123. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, and requires the recognition of compensation expense in an amount equal to the fair value of the share-based payment (including stock options and restricted stock) issued to employees. SFAS 123R requires companies to estimate the number of awards that are expected to be forfeited at the time of grant and to revise this estimate, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to the adoption of SFAS 123R, we recognized the effect of forfeitures in stock-based compensation cost in the period when they occurred, in accordance with SFAS 123. Upon adoption of SFAS 123R effective January 1, 2006, we were required to record a cumulative effect adjustment to reflect the effect of estimated forfeitures related to outstanding awards that are not expected to vest as of the SFAS 123R adoption date. This adjustment reduced our loss by $0.8 million and is included in our operating results for the six months ended June 30, 2006 as a cumulative-effect adjustment of a change in accounting principle. Exclusive of the cumulative-effect adjustment, the effect of the change from applying the provisions of SFAS 123 to applying the provisions of SFAS 123R on our loss from operations, net loss, and net loss per share for the three and six months ended June 30, 2006 was not significant, and there was no impact to our cash flows for these respective periods.
     Non-cash stock-based employee compensation expense related to stock option awards (“Stock Option Expense”) totaled $4.6 million for the three months ended June 30, 2006, which was recognized in operating expenses, and $5.4 million for the three months ended June 30, 2005, of which $5.3 million was recognized in operating expenses and $0.1 million was capitalized into inventory. For the six months ended June 30, 2006 and 2005, Stock Option Expense totaled $8.6 million and $10.9 million, respectively, of which $8.5 million and $10.7 million was recognized in operating expenses and $0.1 million and $0.2 million was capitalized into inventory, respectively. As of June 30, 2006, there was $23.2 million of stock-based compensation cost related to outstanding nonvested stock options, net of estimated forfeitures, which had not yet been recognized in operating expenses. We expect to recognize this compensation cost over a weighted-average period of 1.7 years. In addition, there are 723,092 options which are unvested as of June 30, 2006 and would become vested upon the attainment of certain performance and service conditions. Potential compensation cost, measured on the grant date, related to these performance options totals $2.7 million and will begin to be recognized only if, and when, these options’ performance condition becomes probable of attainment.
Assumptions
     We use the Black-Scholes model to estimate the fair value of each option granted under the Regeneron Pharmaceuticals, Inc. 2000 Long-Term Incentive Plan. Using this model, fair value is calculated based on assumptions with respect to (i) expected volatility of our Common Stock price, (ii) the periods of time over which employees and Board Directors are expected to hold their options prior to exercise (expected lives), (iii) expected dividend yield on our Common Stock, and (iv) risk-free interest rates, which are based on quoted U.S. Treasury rates for securities with maturities approximating the options’ expected lives. Expected volatility has been estimated based on actual movements in our stock price over the most recent historical periods equivalent to the options’ expected lives. Expected lives are principally based on our limited historical exercise experience with option grants with similar exercise prices. The expected dividend yield is zero as we have never paid dividends and do not currently anticipate paying any in the foreseeable future. The following table summarizes the weighted average values of the assumptions we used in computing the fair value of option grants during the three and six months ended June 30, 2006 and 2005:

	Three months ended June 30,
	2006	2005
Expected volatility	65%	70%
Expected lives from grant date	5.2 years	5.0 years
Expected dividend yield	0%	0%
Risk-free interest rate	4.95%	3.78%

	Six months ended June 30,
	2006	2005
Expected volatility	68%	75%
Expected lives from grant date	6.8 years	6.2 years
Expected dividend yield	0%	0%
Risk-free interest rate	4.76%	3.96%
Changes in any of these estimates may materially affect the fair value of stock options granted and the amount of stock-based compensation recognized in any period.
Results of Operations
Three Months Ended June 30, 2006 and 2005
Net Loss:
     Regeneron reported a net loss of $23.6 million, or $0.41 per share (basic and diluted), for the second quarter of 2006 compared to a net loss of $27.0 million, or $0.48 per share (basic and diluted), for the second quarter of 2005.
Revenues:
     Revenues for the three months ended June 30, 2006 and 2005 consist of the following:

			Increase
(In millions)	2006	2005	(Decrease)
Contract research & development revenue
The sanofi-aventis Group	$14.8	$9.4	$5.4
The Procter & Gamble Company	—	2.9	(2.9)
Other	0.2	1.3	(1.1)

Total contract research & development revenue	15.0	13.6	1.4
Contract manufacturing revenue	4.3	2.8	1.5

Total revenue	$19.3	$16.4	$2.9

     We earn contract research and development revenue from sanofi-aventis in connection with the companies’ VEGF Trap collaboration which, as detailed below, consists partly of reimbursement for research and development expenses and partly of the recognition of revenue related to a total of $105.0 million of non-refundable, up-front payments received in 2003 and 2006. Non-refundable, up-front payments are recorded as deferred revenue and recognized ratably over the period over which we are obligated to perform services in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104).
Sanofi-aventis Contract Research & Development Revenue

	Three months ended June 30,
(In millions)	2006	2005
Regeneron expense reimbursement	$11.8	$7.1
Recognition of deferred revenue related to up-front payments	3.0	2.3

Total	$14.8	$9.4

     Sanofi-aventis’ reimbursement of Regeneron VEGF Trap expenses increased in the second quarter of 2006 from the same period in 2005, primarily due to higher costs in 2006 related to the Company’s manufacture of VEGF Trap clinical supplies. Recognition of deferred revenue related to sanofi-aventis’ up-front payments also increased in the second quarter of 2006 from the same period in 2005, due to our January 2006 receipt of a $25.0 million non-refundable, up-front payment from sanofi-aventis related to the expansion of the companies’ VEGF Trap collaboration to include Japan. As of June 30, 2006, $75.2 million of the original $105.0 million of up-front payments was deferred and will be recognized as revenue in future periods.
     Contract research and development revenue earned from Procter & Gamble decreased in the second quarter of 2006 compared to the same period of 2005, as the research activities being pursued under our December 2000 collaboration agreement with Procter & Gamble, as amended, were completed on June 30, 2005. Since the second quarter of 2005, we have not received, and do not expect to receive, any further contract research and development revenue from Procter & Gamble.
     Contract manufacturing revenue relates to our long-term agreement with Merck & Co., Inc., which expires in October 2006, to manufacture a vaccine intermediate at our Rensselaer, New York facility. Contract manufacturing revenue increased in the second quarter of 2006 from the same period of 2005 as we shipped more product to Merck in 2006. Revenue and the related manufacturing expense are recognized as product is shipped, after acceptance by Merck. Included in contract manufacturing revenue in the second quarter of 2006 and 2005 were $0.4 million and $0.3 million, respectively, of deferred revenue associated with capital improvement reimbursements paid by Merck prior to commencement of production. As of June 30, 2006, the remaining deferred balance of Merck’s capital improvement reimbursements totaled $0.4 million, which will be recognized as revenue as product is shipped based upon Merck’s order quantities through October 2006.
Expenses:
     Total operating expenses decreased to $43.5 million in the second quarter of 2006 from $48.5 million in the same period of 2005, due, in part, to our lower headcount. Our average headcount declined to 583 in the second quarter of 2006 from 731 in the same period of 2005 primarily as a result of workforce reductions made in the fourth quarter of 2005. (See “Severance Costs” below.)
     Operating expenses in the second quarter of 2006 and 2005 include a total of $4.6 million and $5.3 million of Stock Option Expense, respectively, as detailed below:

(In millions)	For the three months ended June 30, 2006
	Expenses before
	inclusion of Stock	Stock Option	Expenses as
Expenses	Option Expense	Expense	Reported
Research and development	$31.8	$2.6	$34.4
Contract manufacturing	2.7	0.1	2.8
General and administrative	4.4	1.9	6.3

Total operating expenses	$38.9	$4.6	$43.5

(In millions)	For the three months ended June 30, 2005
	Expenses before
	inclusion of Stock	Stock Option	Expenses as
Expenses	Option Expense	Expense	Reported
Research and development	$37.3	$3.3	$40.6
Contract manufacturing	1.6	0.1	1.7
General and administrative	4.3	1.9	6.2

Total operating expenses	$43.2	$5.3	$48.5

Research and Development Expenses:
     Research and development expenses decreased to $34.4 million in the second quarter of 2006 from $40.6 million in the same period of 2005. The following table summarizes the major categories of our research and development expenses for the three months ended June 30, 2006 and 2005:

(In millions)	Three months ended June 30,
			Increase
Research and development expenses	2006	2005	(Decrease)
Payroll and benefits (1)	$11.7	$14.0	$(2.3)
Clinical trial expenses	4.4	6.4	(2.0)
Clinical manufacturing costs (2)	9.1	8.2	0.9
Research and preclinical development costs	4.3	5.8	(1.5)
Occupancy and other operating costs	4.9	6.2	(1.3)

Total research and development	$34.4	$40.6	$(6.2)

(1)	Includes $2.2 million and $2.9 million of Stock Option Expense for the three months ended June 30, 2006 and 2005, respectively.

(2)	Represents the full cost of manufacturing drug for use in research, preclinical development, and clinical trials, including related payroll and benefits, Stock Option Expense, manufacturing materials and supplies, depreciation, and occupancy costs of our Rensselaer manufacturing facility. Includes $0.4 million of Stock Option Expense for both the three months ended June 30, 2006 and 2005.
     Payroll and benefits decreased principally due to our lower headcount in the second quarter of 2006, as described above. Clinical trial expenses decreased primarily due to lower IL-1 Trap costs in 2006, as we discontinued clinical development of IL-1 Trap in adult rheumatoid arthritis and osteoarthritis in the second half of 2005. This decrease was partly offset by higher 2006 VEGF Trap-Eye costs as we initiated a phase 2 clinical trial in wet AMD. Clinical manufacturing costs increased because of higher costs in 2006 related to manufacturing VEGF Trap clinical supplies, which were partially offset by lower costs related to manufacturing IL-1 Trap clinical supplies. Research and preclinical development costs decreased primarily because of our lower 2006 headcount and lower preclinical IL-1 Trap development costs in 2006. Occupancy and other operating costs decreased primarily due to our lower 2006 headcount.
Contract Manufacturing Expenses:
     Contract manufacturing expenses increased to $2.8 million in the second quarter of 2006 from $1.7 million in the comparable quarter of 2005 primarily because we shipped more product to Merck.
General and Administrative Expenses:
     General and administrative expenses increased to $6.3 million in the second quarter of 2006 from $6.2 million in the same period of 2005 as higher administrative personnel-related costs were offset primarily by lower facility-related expenses and consulting costs in the second quarter of 2006.
Other Income and Expense:
     In June 2005, we and Procter & Gamble amended our collaboration agreement and agreed that the research activities of both companies under the collaboration agreement were completed. In connection with the amendment, Procter & Gamble agreed to make a one-time $5.6 million payment to us, which we recognized as other contract income in the second quarter of 2005.
     Investment income increased to $3.7 million in the second quarter of 2006 from $2.5 million in the same period of 2005 due primarily to higher effective interest rates on investment securities in 2006. Interest expense was $3.0 million in the second quarter of 2006 and 2005. Interest expense is attributable primarily to $200.0 million of convertible notes issued in October 2001, which mature in 2008 and bear interest at 5.5% per annum.
Six Months Ended June 30, 2006 and 2005
Net Loss:
     Regeneron reported a net loss of $44.0 million, or $0.77 per share (basic and diluted), for the first half of 2006 compared to a net loss of $31.1 million, or $0.56 per share (basic and diluted), for the same period of 2005. Results for the first half of 2005 included a $25.0 million one-time, non-recurring payment from sanofi-aventis, which was recognized as other contract income, in connection with the January 2005 amendment to our collaboration agreement to exclude from the scope of the collaboration the development and commercialization of the VEGF Trap-Eye.

Revenues:
     Revenues for the six months ended June 30, 2006 and 2005 consist of the following:

			Increase
(In millions)	2006	2005	(Decrease)
Contract research & development revenue
The sanofi-aventis Group	$28.7	$19.2	$9.5
The Procter & Gamble Company	—	6.0	(6.0)
Other	0.9	1.9	(1.0)

Total contract research & development revenue	29.6	27.1	2.5
Contract manufacturing revenue	7.9	5.5	2.4

Total revenue	$37.5	$32.6	$4.9

     We earn contract research and development revenue from sanofi-aventis in connection with the companies’ VEGF Trap collaboration which, as detailed below, consists partly of reimbursement for research and development expenses and partly of the recognition of revenue related to a total of $105.0 million of non-refundable, up-front payments received in 2003 and 2006. Non-refundable, up-front payments are recorded as deferred revenue and recognized ratably over the period over which we are obligated to perform services in accordance with SAB 104.
Sanofi-aventis Contract Research & Development Revenue

	Six months ended June 30,
(In millions)	2006	2005
Regeneron expense reimbursement	$22.6	$14.5
Recognition of deferred revenue related to up-front payments	6.1	4.7

Total	$28.7	$19.2

     Sanofi-aventis’ reimbursement of Regeneron VEGF Trap expenses increased in the first half of 2006 from the same period in 2005, primarily due to higher costs in 2006 related to the Company’s manufacture of VEGF Trap clinical supplies. Recognition of deferred revenue related to sanofi-aventis’ up-front payments also increased in the first half of 2006 from the same period in 2005, due to our January 2006 receipt of a $25.0 million non-refundable, up-front payment from sanofi-aventis related to the expansion of the companies’ VEGF Trap collaboration to include Japan.
     Contract research and development revenue earned from Procter & Gamble decreased in the first half of 2006 compared to the same period of 2005, as the research activities being pursued under our December 2000 collaboration agreement with Procter & Gamble, as amended, were completed on June 30, 2005. Since the second quarter of 2005, we have not received, and do not expect to receive, any further contract research and development revenue from Procter & Gamble.
     Contract manufacturing revenue increased in the first half of 2006 from the same period of 2005 as we shipped more product to Merck in 2006. Included in contract manufacturing revenue in the first half of 2006 and 2005 were $0.8 million and $0.6 million, respectively, of deferred revenue associated with capital improvement reimbursements paid by Merck prior to commencement of production.

Expenses:
     Total operating expenses decreased to $83.4 million in the first half of 2006 from $93.1 million in the same period of 2005, due, in part, to our lower headcount, as previously described above. (Also see “Severance Costs” below.)
     Operating expenses in the first half of 2006 and 2005 include a total of $8.5 million and $10.7 million of Stock Option Expense, respectively, as detailed below:

(In millions)	For the six months ended June 30, 2006
	Expenses before
	inclusion of Stock	Stock Option	Expenses as
Expenses	Option Expense	Expense	Reported
Research and development	$61.9	$4.6	$66.5
Contract manufacturing	4.5	0.2	4.7
General and administrative	8.5	3.7	12.2

Total operating expenses	$74.9	$8.5	$83.4

(In millions)	For the six months ended June 30, 2005
	Expenses before
	inclusion of Stock	Stock Option	Expenses as
Expenses	Option Expense	Expense	Reported
Research and development	$69.8	$6.7	$76.5
Contract manufacturing	4.1	0.1	4.2
General and administrative	8.5	3.9	12.4

Total operating expenses	$82.4	$10.7	$93.1

Research and Development Expenses:
     Research and development expenses decreased to $66.5 million in the second half of 2006 from $76.5 million in the same period of 2005. The following table summarizes the major categories of our research and development expenses for the six months ended June 30, 2006 and 2005:

(In millions)	Six months ended June 30,
			Increase
Research and development expenses	2006	2005	(Decrease)
Payroll and benefits (1)	$21.7	$28.4	$(6.7)
Clinical trial expenses	7.8	8.5	(0.7)
Clinical manufacturing costs (2)	18.4	17.3	1.1
Research and preclinical development costs	7.8	10.7	(2.9)
Occupancy and other operating costs	10.8	11.6	(0.8)

Total research and development	$66.5	$76.5	$(10.0)

(1)	Includes $3.8 million and $5.9 million of Stock Option Expense for the six months ended June 30, 2006 and 2005, respectively.

(2)	Represents the full cost of manufacturing drug for use in research, preclinical development, and clinical trials, including related payroll and benefits, Stock Option Expense, manufacturing materials and supplies, depreciation, and occupancy costs of our Rensselaer manufacturing facility. Includes $0.7 million and $0.8 million of Stock Option Expense for the six months ended June 30, 2006 and 2005, respectively.

     Payroll and benefits decreased principally due to our lower headcount in the first half of 2006. Clinical trial expenses decreased primarily due to lower IL-1 Trap costs in 2006 as we discontinued clinical development of IL-1 Trap in adult rheumatoid arthritis and osteoarthritis in the second half of 2005. This decrease was partly offset by higher 2006 VEGF Trap-Eye costs primarily in connection with initiating a phase 2 clinical trial in wet AMD. Clinical manufacturing costs increased because of higher costs in 2006 related to manufacturing VEGF Trap clinical supplies, which were partially offset by lower costs related to manufacturing IL-1 Trap clinical supplies. Research and preclinical development costs decreased primarily because of our lower 2006 headcount and lower preclinical IL-1 Trap development costs in 2006. Occupancy and other operating costs decreased primarily due to our lower 2006 headcount offset, in part, by higher costs for utilities in 2006.
Contract Manufacturing Expenses:
     Contract manufacturing expenses increased to $4.7 million in the first half of 2006 from $4.2 million in the comparable period of 2005 primarily because we shipped more product to Merck.
General and Administrative Expenses:
     General and administrative expenses decreased to $12.2 million in the first half of 2006 from $12.4 million in the same period of 2005. In 2006, lower facility-related expenses and consulting costs were partly offset by higher patent-related and administrative personnel-related expenses.
Other Income and Expense:
     As described above, in January 2005 we received a one-time $25.0 million payment from sanofi-aventis, which was recognized as other contract income in the first half of 2005. In June 2005, we and Procter & Gamble amended our collaboration agreement and agreed that the research activities of both companies under the collaboration agreement were completed. In connection with the amendment, Procter & Gamble agreed to make a one-time $5.6 million payment to us, which we recognized as other contract income in the first half of 2005.
     Investment income increased to $7.2 million in the first half of 2006 from $4.8 million in the same period of 2005 due primarily to higher effective interest rates on investment securities in 2006. Interest expense was $6.0 million in the first half of 2006 and 2005. Interest expense is attributable primarily to $200.0 million of convertible notes issued in October 2001, which mature in 2008 and bear interest at 5.5% per annum.
Liquidity and Capital Resources
     Since our inception in 1988, we have financed our operations primarily through offerings of our equity securities, a private placement of convertible debt, revenue earned under our past and present research and development and contract manufacturing agreements, including our agreements with sanofi-aventis and Merck, and investment income.

Six Months Ended June 30, 2006 and 2005
Cash (Used in) Provided by Operations:
     At June 30, 2006, we had $304.1 million in cash, cash equivalents, and marketable securities compared with $316.7 million at December 31, 2005. In January 2006, we received a $25.0 million non-refundable, up-front payment from sanofi-aventis related to the expansion of the companies’ VEGF Trap collaboration to include Japan.
     In the first half of 2006, our net loss was $44.0 million; however, cash used in our operations was only $15.4 million, principally because the above-described $25.0 million payment from sanofi-aventis was receivable at December 31, 2005 and paid in January 2006. In the first half of 2005, our net loss was $31.1 million; however, cash provided by our operations was $4.5 million, principally due to receipts during this period from the sanofi-aventis Group for (i) reimbursement of VEGF Trap development expenses incurred by us and (ii) a $25.0 million clinical milestone payment earned in December 2004.
Cash (Used in) Provided by Investing Activities:
     Net cash used in investing activities was $58.4 million in the first half of 2006 compared to net cash provided by investing activities of $44.4 million in the same period in 2005, due primarily to an increase in purchases of marketable securities net of sales or maturities. In the first half of 2006, purchases of marketable securities exceeded sales or maturities by $57.4 million, whereas in the first half of 2005, sales or maturities of marketable securities exceeded purchases by $47.3 million.
Cash Provided by Financing Activities:
     Cash provided by financing activities increased to $4.2 million in the first half of 2006 from $1.0 million in the same period in 2005 due primarily to an increase in issuances of Common Stock in connection with exercises of stock options.
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
     Costs associated with the workforce reduction are comprised principally of severance payments and related payroll taxes, employee benefits, and outplacement services. Termination costs related to 2005 workforce reductions were expensed in the fourth quarter of 2005, and included $0.2 million of non-cash expenses. Estimated termination costs associated with the planned workforce reduction in 2006 were measured in October 2005 and are being expensed ratably over the expected service period of the affected employees in accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. We estimate that total costs associated with the 2005 and planned 2006 workforce reductions will approximate $2.6 million, of which $2.2 million was charged to expense in the fourth quarter of 2005 and $0.4 million was charged to expense in the first half of 2006. We anticipate cost savings of approximately $8 million in 2006 resulting from the implementation of our workforce reduction.
Capital Expenditures:
     Our additions to property, plant, and equipment totaled $1.0 million and $3.8 million for the first half of 2006 and 2005, respectively. During the remainder of 2006, we expect to incur approximately $2 million to $4 million in capital expenditures which will primarily consist of equipment for our manufacturing, research, and development activities.
Funding Requirements:
     We expect to continue to incur substantial funding requirements primarily for research and development activities (including preclinical and clinical testing). Before taking into account reimbursements from sanofi-aventis, we currently anticipate that approximately 55%-65% of our expenditures for 2006 will be directed toward the preclinical and clinical development of product candidates, including the VEGF Trap, VEGF Trap-Eye, and IL-1 Trap; approximately 20%-25% of our expenditures for 2006 will be applied to our basic research activities and the continued development of our novel technology platforms; and the remainder of our expenditures for 2006 will be used for capital expenditures and general corporate purposes.

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
     We believe that our existing capital resources will enable us to meet operating needs through at least mid-2008. However, this is a forward-looking statement based on our current operating plan, and there may be a change in projected revenues or expenses that would lead to our capital being consumed significantly before such time. If there is insufficient capital to fund all of our planned operations and activities, we believe we would prioritize available capital to fund preclinical and clinical development of our product candidates. We have no off-balance sheet arrangements and do not guarantee the obligations of any other entity. As of June 30, 2006, we had no established banking arrangements through which we could obtain short-term financing or a line of credit. In the event we need additional financing for the operation of our business, we will consider collaborative arrangements and additional public or private financing, including additional equity financing. In January 2005, we filed a shelf registration statement on Form S-3 to sell, in one or more offerings, up to $200.0 million of equity or debt securities, together or separately, which registration statement was declared effective in February 2005. However, there is no assurance that we will be able to complete any such offerings of securities. Factors influencing the availability of additional financing include our progress in product development, investor perception of our prospects, and the general condition of the financial markets. We may not be able to secure the necessary funding through new collaborative arrangements or additional public or private offerings. If we cannot raise adequate funds to satisfy our capital requirements, we may have to delay, scale-back, or eliminate certain of our research and development activities or future operations. This could harm our business.
Critical Accounting Policies and Significant Judgments and Estimates
     During the six months ended June 30, 2006, there were no changes to our critical accounting policies and significant judgments and estimates, as described in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 3. Quantitative and Qualitative Disclosure About Market Risk
     Our earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from our investment of available cash balances in investment grade corporate and U.S. government securities. We do not believe we are materially exposed to changes in interest rates. Under our current policies we do not use interest rate derivative instruments to manage exposure to interest rate changes. We estimated that a one percent change in interest rates would result in an approximately $0.9 million and $1.1 million change in the fair market value of our investment portfolio at June 30, 2006 and 2005, respectively. The decrease in the impact of an interest rate change at June 30, 2006, compared to June 30, 2005, is due to decreases in our investment portfolio’s balance and duration to maturity at the end of June 2006 versus the end of June 2005.
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
     There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     From inception on January 8, 1988 through June 30, 2006, we had a cumulative loss of $629.2 million. If we continue to incur operating losses and fail to become a profitable company, we may be unable to continue our operations. We have no products that are available for sale and do not know when we will have products available for sale, if ever. In the absence of revenue from the sale of products or other sources, the amount, timing, nature or source of which cannot be predicted, our losses will continue as we conduct our research and development activities. We currently receive contract manufacturing revenue from our agreement with Merck and, until June 30, 2005, we received contract research and development revenue from our agreement with The Procter & Gamble Company. Our agreement with Procter & Gamble expired in June 2005 and our agreement with Merck will expire before the end of 2006. The expiration of these agreements results in a significant loss of revenue to the Company.
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
     We intend to study our lead product candidates, the VEGF Trap, VEGF Trap-Eye, and IL-1 Trap, in a wide variety of indications. We intend to study the VEGF Trap in a variety of cancer settings, the VEGF Trap-Eye in different eye diseases and ophthalmologic indications, and the IL-1 Trap in a variety of systemic inflammatory disorders. Many of these current trials are exploratory studies designed to identify what diseases and uses, if any, are best suited for our product candidates. It is likely that our product candidates will not demonstrate the requisite efficacy and/or safety profile to support continued development for most of the indications that are to be studied. In fact, our product candidates may not demonstrate the requisite efficacy and safety profile to support the continued development for any of the indications or uses.
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
     Changes in product formulations and manufacturing processes may be required as product candidates progress in clinical development and are ultimately commercialized. If we are unable to develop suitable product formulations or manufacturing processes to support large scale clinical testing of our product candidates, including the VEGF Trap, VEGF Trap-Eye, and IL-1 Trap, we may be unable to supply necessary materials for our clinical trials, which would delay the development of our product candidates. Similarly, if we are unable to supply sufficient quantities of our product or develop product formulations suitable for commercial use, we will not be able to successfully commercialize our product candidates.

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
     The market for eye diseases is also very competitive. OSI Pharmaceuticals and Pfizer are marketing an approved VEGF inhibitor (Macugen®) for age-related macular degeneration (wet AMD). Novartis and Genentech are collaborating on the commercialization and further development of a VEGF antibody fragment (Lucentis™) for the treatment of wet AMD and other eye indications that was approved by the FDA in June 2006. In addition, it has been reported that ophthalmologists are using a third-party reformulated version of Genentech’s approved VEGF antagonist, Avastin, with success for the treatment of wet AMD. The marketing approval of Macugen and Lucentis and the potential off-label use of Avastin make it more difficult for us to enroll patients in our clinical trials and successfully develop the VEGF Trap-Eye. Even if the VEGF Trap-Eye is ever approved for sale for the treatment of eye diseases, it may be difficult for our drug to compete against Lucentis or Macugen, because doctors and patients will have significant experience using these medicines. Moreover, the relatively low cost of therapy with Avastin in patients with wet AMD presents a further competitive challenge in this indication.
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
Item 4. Submission of Matters to a Vote of Security Holders
     On June 9, 2006, we conducted our Annual Meeting of Shareholders pursuant to due notice. A quorum being present either in person or by proxy, the shareholders voted on the following matters:
     1. To elect four Directors to hold office for a three-year term as Class III directors, and until their successors are duly elected and qualified.
     2. To ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for our fiscal year ending December 31, 2006.
     No other matters were voted on. The number of votes cast was:

	For	Withheld
1. Election of Class II Directors
Charles A. Baker.	68,193,948	1,341,920
Michael S. Brown, M.D.	68,530,409	1,005,459
Arthur F. Ryan	68,681,939	853,929
George L. Sing	68,239,673	1,296,195
     The terms of office of Leonard S. Schleifer, M.D., Ph.D., Eric M. Shooter, Ph.D., George D. Yancopoulos, M.D., Ph.D., Alfred G. Gilman, M.D., Ph.D., Joseph L. Goldstein, M.D., and P. Roy Vagelos, M.D. continued after the meeting.

	For	Against	Abstain
2. Ratification of the Appointment of Independent Registered Public Accounting Firm	69,093,166	105,312	337,390

Item 6. Exhibits
     (a) Exhibits

Exhibit
Number	Description
12.1	- Statement re: computation of ratio of earnings to combined fixed charges.

31.1	- Certification of CEO pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934.

31.2	- Certification of CFO pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934.

32	- Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Regeneron Pharmaceuticals, Inc.

Date: August 8, 2006	By:	/s/ Murray A. Goldberg

Murray A. Goldberg Senior Vice President, Finance & Administration, Chief Financial Officer, Treasurer, and Assistant Secretary