Form 10-Q
period 2006-09-30
REGENERON PHARMACEUTICALS INC
filed 2006-11-06
CIK 872589

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☐            Accelerated filer ☑            Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 31, 2006:

Class of Common Stock	Number of Shares
Class A Stock, $0.001 par value	2,296,928
Common Stock, $0.001 par value	55,153,986

REGENERON PHARMACEUTICALS, INC.

September 30, 2006

Page Numbers
PART I FINANCIAL INFORMATION

Item 1 Financial Statements

Condensed balance sheets (unaudited) at September 30, 2006 and December 31, 2005	3

Condensed statements of operations (unaudited) for the three and nine months ended September 30, 2006 and 2005	4

Condensed statement of stockholders’ equity (unaudited) for the nine months ended September 30, 2006	5

Condensed statements of cash flows (unaudited) for the nine months ended September 30, 2006 and 2005	6

Notes to condensed financial statements (unaudited)	7-20

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	21-42

Item 3 Quantitative & Qualitative Disclosure About Market Risk	42

Item 4 Controls and Procedures	42-43

PART II OTHER INFORMATION

Item 1 Legal Proceedings	43

Item 1A Risk Factors	43-58

Item 6 Exhibits	59

SIGNATURE PAGE	60
EX-10.1: LICENSE AND COLLABORATION AGREEMENT
EX-12.1: STATEMENT RE: COMPUTATION OF RATIO OF EARNINGS TO COMBINED FIXED CHARGES
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32: CERTIFICATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
REGENERON PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS AT SEPTEMBER 30, 2006 AND DECEMBER 31, 2005 (Unaudited)
(In thousands, except share data)

	September 30,	December 31,
	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$167,662	$184,508
Marketable securities	94,227	114,037
Accounts receivable	7,940	36,521
Prepaid expenses and other current assets	3,920	3,422
Inventory		2,904

Total current assets	273,749	341,392

Marketable securities	27,708	18,109
Property, plant, and equipment, at cost, net of accumulated depreciation and amortization	51,035	60,535
Other assets	2,694	3,465
Total assets	$355,186	$423,501

LIABILITIES and STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$19,054	$23,337
Deferred revenue, current portion	13,644	17,020

Total current liabilities	32,698	40,357

Deferred revenue	60,015	69,142
Notes payable	200,000	200,000

Total liabilities	292,713	309,499

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.01 par value; 30,000,000 shares authorized; issued and outstanding-none
Class A Stock, convertible, $.001 par value; 40,000,000 shares authorized; shares issued and outstanding - 2,296,928 in 2006 and 2,347,073 in 2005	2	2
Common Stock, $.001 par value; 160,000,000 shares authorized; shares issued and outstanding - 54,784,449 in 2006 and 54,092,268 in 2005	55	54
Additional paid-in capital	719,157	700,011
Unearned compensation		(315)
Accumulated deficit	(656,646)	(585,280)
Accumulated other comprehensive loss	(95)	(470)
Total stockholders’ equity	62,473	114,002
Total liabilities and stockholders’ equity	$355,186	$423,501

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30
	2006	2005	2006	2005
Revenues
Contract research and development	$11,448	$11,533	$41,026	$38,580
Contract manufacturing	4,176	4,661	12,075	10,189

	15,624	16,194	53,101	48,769

Expenses
Research and development	34,808	41,116	101,290	117,670
Contract manufacturing	3,054	3,246	7,716	7,412
General and administrative	6,019	6,219	18,264	18,581

	43,881	50,581	127,270	143,663

Loss from operations	(28,257)	(34,387)	(74,169)	(94,894)

Other income (expense)
Other contract income				30,640
Investment income	3,858	2,746	11,023	7,515
Interest expense	(3,011)	(3,011)	(9,033)	(9,035)

	847	(265)	1,990	29,120

Net loss before cumulative effect of a change in accounting principle	(27,410)	(34,652)	(72,179)	(65,774)
Cumulative effect of adopting Statement of Financial Accounting Standards No. 123R (“SFAS 123R”)			813

Net loss	$(27,410)	$(34,652)	$(71,366)	$(65,774)

Net loss per share amounts, basic and diluted:
Net loss before cumulative effect of a change in accounting principle	$(0.48)	$(0.62)	$(1.27)	$(1.18)
Cumulative effect of adopting SFAS 123R			0.02

Net loss	$(0.48)	$(0.62)	$(1.25)	$(1.18)

Weighted average shares outstanding, basic and diluted	57,011	55,978	56,884	55,903

REGENERON PHARMACEUTICALS, INC.
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)
For the nine months ended September 30, 2006
(In thousands)

								Accumulated
					Additional			Other	Total
	Class A Stock		Common Stock		Paid-in	Unearned	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Loss	Equity	Loss
Balance, December 31, 2005	2,347	$2	54,092	$54	$700,011	$(315)	$(585,280)	$(470)	$114,002
Issuance of Common Stock in connection with exercise of stock options, net of shares tendered			523	1	4,882				4,883
Issuance of Common Stock in connection with Company 401(k) Savings Plan contribution			121		1,884				1,884
Conversion of Class A Stock to Common Stock	(50)		50
Forfeitures of restricted Common Stock under Long-Term Incentive Plan			(2)
Stock-based compensation expense					13,508				13,508
Adjustment to reduce unearned compensation upon adoption of SFAS 123R					(315)	315
Cumulative effect of adopting SFAS 123R					(813)				(813)
Net loss							(71,366)		(71,366)	$(71,366)
Change in net unrealized loss on marketable securities								375	375	375

Balance, September 30, 2006	2,297	$2	54,784	$55	$719,157	—	$(656,646)	$(95)	$62,473	$(70,991)

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine months ended September 30,
	2006	2005
Cash flows from operating activities
Net loss	$(71,366)	$(65,774)

Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	11,196	11,624
Non-cash compensation expense	13,542	17,624
Cumulative effect of a change in accounting principle	(813)
Changes in assets and liabilities
Decrease in accounts receivable	28,581	32,566
Decrease (increase) in prepaid expenses and other assets	364	(956)
Decrease in inventory	3,524	1,208
Decrease in deferred revenue	(12,503)	(9,398)
(Decrease) increase in accounts payable, accrued expenses, and other liabilities	(2,753)	2,657

Total adjustments	41,138	55,325

Net cash used in operating activities	(30,228)	(10,449)

Cash flows from investing activities
Purchases of marketable securities	(252,037)	(91,078)
Sales or maturities of marketable securities	261,749	185,882
Capital expenditures	(1,603)	(4,613)

Net cash provided by investing activities	8,109	90,191

Cash flows from financing activities
Net proceeds from the issuance of stock	4,883	1,122
Other	390

Net cash provided by financing activities	5,273	1,122

Net (decrease) increase in cash and cash equivalents	(16,846)	80,864

Cash and cash equivalents at beginning of period	184,508	95,229

Cash and cash equivalents at end of period	$167,662	$176,093

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
2. Per Share Data
     The Company’s basic and diluted net loss per share amounts have been computed by dividing net loss by the weighted average number of shares of Common Stock and Class A Stock outstanding. For the three and nine months ended September 30, 2006 and 2005, the Company reported net losses and, therefore, no common stock equivalents were included in the computation of diluted net loss per share for these periods, since such inclusion would have been antidilutive. The calculations of basic and diluted net loss per share are as follows:

	Three Months Ended September 30,
	2006	2005
Net loss (Numerator)	$(27,410)	$(34,652)

Weighted-average shares, in thousands (Denominator)	57,011	55,978

Basic and diluted net loss per share	$(0.48)	$(0.62)

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)

	Nine Months Ended September 30,
	2006	2005
Net loss (Numerator)	$(71,366)	$(65,774)

Weighted-average shares, in thousands (Denominator)	56,884	55,903

Basic and diluted net loss per share	$(1.25)	$(1.18)
     Shares issuable upon the exercise of stock options, vesting of restricted stock awards, and conversion of convertible debt, which have been excluded from the September 30, 2006 and 2005 diluted per share amounts because their effect would have been antidilutive, include the following:

	Three months ended September 30,
	2006	2005
Stock Options:
Weighted average number, in thousands	14,082	13,236
Weighted average exercise price	$14.35	$14.54

Restricted Stock:
Weighted average number, in thousands	—	149

Convertible Debt:
Weighted average number, in thousands	6,611	6,611
Conversion price	$30.25	$30.25

	Nine months ended September 30,
	2006	2005
Stock Options:
Weighted average number, in thousands	14,220	13,335
Weighted average exercise price	$14.31	$14.61

Restricted Stock:
Weighted average number, in thousands	31	188

Convertible Debt:
Weighted average number, in thousands	6,611	6,611
Conversion price	$30.25	$30.25

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
     Effective January 1, 2006, the Company adopted the provisions of SFAS 123R, Share-Based Payment, which is a revision of SFAS 123. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, and requires the recognition of compensation expense in an amount equal to the fair value of the share-based payment (including stock options and restricted stock) issued to employees. SFAS 123R requires companies to estimate the number of awards that are expected to be forfeited at the time of grant and to revise this estimate, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to the adoption of SFAS 123R, the Company recognized the effect of forfeitures in stock-based compensation cost in the period when they occurred, in accordance with SFAS 123. Upon adoption of SFAS 123R effective January 1, 2006, the Company was required to record a cumulative effect adjustment to reflect the effect of estimated forfeitures related to outstanding awards that are not expected to vest as of the SFAS 123R adoption date. This adjustment reduced the Company’s loss by $813 and is included in the Company’s operating results for the nine months ended September 30, 2006 as a cumulative-effect adjustment of a change in accounting principle. Exclusive of the cumulative-effect adjustment, the effect of the change from applying the provisions of SFAS 123 to applying the provisions of SFAS 123R on the Company’s loss from operations, net loss, and net loss per share for the three and nine months ended September 30, 2006 was not significant, and there was no impact to the Company’s cash flows for these respective periods.
Long-Term Incentive Plans
     The Regeneron Pharmaceuticals, Inc. 2000 Long-Term Incentive Plan (“2000 Incentive Plan”), as amended, provides for the issuance of up to 18,500,000 shares of Common Stock in respect of awards. In addition, certain shares of Common Stock previously approved by shareholders for issuance under the Regeneron Pharmaceuticals,

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)
Inc. 1990 Long-Term Incentive Plan (“1990 Incentive Plan”) that are not issued under the 1990 Incentive Plan, may be issued as awards under the 2000 Incentive Plan. The 1990 Incentive Plan, as amended, provided for a maximum of 6,900,000 shares of Common Stock in respect of awards. The 1990 Incentive Plan has expired and there will be no future awards from the 1990 Incentive Plan. The Company has issued Incentive Stock Options (“ISOs”) and Nonqualified Stock Options, and shares of Restricted Stock from the 1990 and 2000 Incentive Plans. The terms of the awards are determined by the Compensation Committee of the board of directors; however, in the case of an ISO, the option exercise price will not be less than the fair market value of a share of Common Stock on the date the ISO is granted and no ISO is exercisable more than ten years after the date of grant. As of September 30, 2006, there were 6,563,402 shares available for future grants under the 2000 Incentive Plan.
a. Stock Options
     At September 30, 2006, there were 13,967,474 stock options outstanding with exercise prices ranging from $4.83 to $51.56. Options granted to employees generally vest annually on a pro rata basis over a four to five year period beginning one year from the date of grant. Certain performance-based options granted to the Company’s executive vice president and senior vice presidents in January 2005 vest if both (i) the Company’s products have achieved defined sales targets and (ii) the option recipient has remained employed by the Company for at least three years from the date of grant. Options granted to members of the Company’s board of directors vest annually on a pro rata basis over three years beginning one year from the date of grant. A summary of the Company’s stock option activity for the nine months ended September 30, 2006 is presented in the following table:

		Weighted
		Average	Weighted
		Remaining	Average	Intrinsic
	Number	Contractual	Exercise	Value (in
	Outstanding	Life	Price	thousands)
Stock options outstanding at January 1, 2006	14,719,492		$14.23
Stock options granted	280,900		$14.90
Stock options exercised	(552,785)		$9.72
Stock options forfeited	(315,115)		$10.47
Stock options expired	(165,018)		$24.17

Stock options outstanding at September 30, 2006	13,967,474	6.30	$14.39	$59,450

Stock options vested and exercisable	7,087,863	4.89	$17.79	$24,221

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)
The total intrinsic value of stock options exercised during the first nine months of 2006 and 2005 was $3,548 and $220, respectively. The intrinsic value represents the amount by which the market price of the underlying stock exceeds the exercise price of an option.
     For the three months ended September 30, 2006 and 2005, non-cash stock-based employee compensation expense related to stock option awards (“Stock Option Expense”) recognized in operating expenses totaled $4,762 and $5,439, respectively, which included $94 and $65, respectively, of Stock Option Expense previously capitalized in inventory. Stock Option Expense recognized in operating expenses for the nine months ended September 30, 2006 and 2005 totaled $13,243, which included $34 previously capitalized in inventory, and $16,166, respectively. In addition, for the nine months ended September 30, 2005, $147 of Stock Option Expense was capitalized into inventory. As of September 30, 2006, there was $19,132 of stock-based compensation cost related to outstanding nonvested stock options, net of estimated forfeitures, which had not yet been recognized in operating expenses. The Company expects to recognize this compensation cost over a weighted-average period of 1.43 years. In addition, there are 723,092 options which are unvested as of September 30, 2006 and would become vested upon the Company’s products achieving certain sales targets and the optionee satisfying certain service conditions. Potential compensation cost, measured on the grant date, related to these performance options totals $2,688 and will begin to be recognized only if, and when, these options’ performance condition becomes probable of attainment.
Fair Value Assumptions:
     The fair value of each option granted during the three and nine months ended September 30, 2006 and 2005 was estimated on the date of grant using the Black-Scholes option-pricing model. Using this model, fair value is calculated based on assumptions with respect to (i) expected volatility of the Company’s Common Stock price, (ii) the periods of time over which employees and members of the Company’s board of directors are expected to hold their options prior to exercise (expected lives), (iii) expected dividend yield on the Company’s Common Stock, and (iv) risk-free interest rates, which are based on quoted U.S. Treasury rates for securities with maturities approximating the options’ expected lives. Expected volatility has been estimated based on actual movements in the Company’s stock price over the most recent historical periods equivalent to the options’ expected lives. Expected lives are principally based on the Company’s limited historical exercise experience with option grants with similar exercise prices. The expected dividend yield is zero as the Company has never paid dividends and does not currently anticipate paying any in the foreseeable future. The weighted-average fair value of the options granted during the three months ended September 30, 2006 and 2005 was $8.30 and $5.12 per option, respectively. The weighted-average fair value of the options granted during the nine months ended September 30, 2006 and 2005 was $9.75 and $5.79 per option, respectively. The following table summarizes the weighted average values of the assumptions used in computing the fair value of option grants.

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)

	Three months ended September 30,
	2006	2005
Expected volatility	65%	70%
Expected lives from grant date	5.5 years	5.0 years
Expected dividend yield	0%	0%
Risk-free interest rate	4.74%	4.00%

	Nine months ended September 30,
	2006	2005
Expected volatility	67%	75%
Expected lives from grant date	6.5 years	6.2 years
Expected dividend yield	0%	0%
Risk-free interest rate	4.76%	3.96%
b. Restricted Stock
     A summary of the Company’s activity related to Restricted Stock awards for the nine months ended September 30, 2006 is presented in the following table:

		Weighted
	Number	Average Grant
	Of Shares	Date Fair Value
Restricted stock outstanding as of January 1, 2006	95,188	$11.16
Restricted stock released	(93,485)	$11.18
Restricted stock forfeited	(1,703)	$9.74

Restricted stock outstanding as of September 30, 2006	—

     In accordance with generally accepted accounting principles, the Company recorded unearned compensation in Stockholders’ Equity related to these Restricted Stock awards. The amount was based on the fair market value of shares of the Company’s Common Stock on the date of grant and is expensed, on a pro rata basis, over the period that the restrictions lapse, which is approximately two years for grants issued in 2003 and 18 months for grants issued in 2004. No Restricted Stock awards were granted in 2005 or during the nine months ended September 30, 2006. Prior to the adoption of SFAS 123R, unearned compensation was included as a separate component of Stockholders’ Equity. Effective January 1, 2006, unearned compensation was combined with additional paid-in capital in accordance with the provisions of SFAS 123R.
     For the three months ended September 30 2005, the Company recognized compensation expense related to Restricted Stock awards of $482. For the nine months ended September 30, 2006 and 2005, the Company recognized compensation expense

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)
related to Restricted Stock awards of $299 and $1,458, respectively. As of September 30, 2006, there were no unvested shares of restricted stock outstanding and all compensation expense related to these awards had been recognized.
4. Statement of Cash Flows
     Supplemental disclosure of noncash investing and financing activities:
     Included in accounts payable and accrued expenses at September 30, 2006 and December 31, 2005 are $439 and $234, respectively, of accrued capital expenditures. Included in accounts payable and accrued expenses at September 30, 2005 and December 31, 2004 are $252 and $550, respectively, of accrued capital expenditures.
     Included in accounts payable and accrued expenses at December 31, 2005 and 2004 are $1,884 and $632, respectively, of accrued Company 401(k) Savings Plan contribution expense. In the first quarter of 2006 and 2005, the Company contributed 120,960 and 90,385 shares, respectively, of Common Stock to the 401(k) Savings Plan in satisfaction of these obligations.
     Included in marketable securities at September 30, 2006 and December 31, 2005 are $354 and $1,228, respectively, of accrued interest income. Included in marketable securities at September 30, 2005 and December 31, 2004 are $1,110 and $2,607, respectively, of accrued interest income.
5. Severance Costs
     In September 2005, the Company announced plans to reduce its workforce by approximately 165 employees in connection with narrowing the focus of the Company’s research and development efforts, substantial improvements in manufacturing productivity, the June 2005 expiration of the Company’s collaboration with The Procter & Gamble Company, and the completion of contract manufacturing for Merck & Co., Inc. in late 2006. The majority of the headcount reduction occurred in the fourth quarter of 2005. The remaining headcount reductions have been occurring in 2006 as the Company completes activities related to contract manufacturing for Merck.
     Costs associated with the workforce reduction are comprised principally of severance payments and related payroll taxes, employee benefits, and outplacement services. Termination costs related to 2005 workforce reductions were expensed in the fourth quarter of 2005. Estimated termination costs associated with the workforce reduction in 2006 were measured in October 2005 and expensed ratably over the expected service period of the affected employees in accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. Total costs associated with the 2005 and

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)
2006 workforce reductions will approximate $2.6 million, including $0.2 million of non-cash expenses in 2005.
     Severance costs associated with the workforce reduction plan that were charged to expense, or credited to adjust original cost estimates, during the three and nine months ended September 30, 2006 consist of the following:

		Three months ended
		September 30, 2006
	Accrued	Costs		Accrued
	liability at	charged	Costs paid	liability at
	June 30,	(credited)	or settled	September 30,
	2006	to expense	in 2006	2006
Employee severance, payroll taxes, and benefits	$463	$(44)	$(273)	$146
Other severance costs	1	6	(7)	—

Total	$464	$(38)	$(280)	$146

		Nine months ended
	Accrued	September 30, 2006		Accrued
	liability at	Costs	Costs paid	liability at
	December	charged to	or settled	September 30,
	31, 2005	expense	in 2006	2006
Employee severance, payroll taxes, and benefits	$907	$312	$(1,073)	$146
Other severance costs	176	26	(202)	—

Total	$1,083	$338	$(1,275)	$146

     These severance costs are included in the Company’s Statement of Operations for the three and nine months ended September 30, 2006 as follows:

Research &
Three months ended September 30, 2006	development
Employee severance, payroll taxes, and benefits	$(44)
Other severance costs	6

Total	$(38)

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)

	Research &	General &
Nine months ended September 30, 2006	development	administrative
Employee severance, payroll taxes, and benefits	$314	$(2)
Other severance costs	26	—

Total	$340	$(2)

For segment reporting purposes (see Note 11), all severance-related expenses are included in the Research & Development segment.
6. Accounts Receivable
     Accounts receivable as of September 30, 2006 and December 31, 2005 consist of the following:

	September 30,	December 31,
	2006	2005
Receivable from the sanofi-aventis Group	$7,326	$36,412
Receivable from Merck & Co., Inc.	511	27
Other	103	82

	$7,940	$36,521

7. Inventories
     Inventories consist of raw materials, work-in process, and finished products associated with the production of an intermediate for a Merck & Co., Inc. pediatric vaccine under a long-term manufacturing agreement which expired in October 2006.
     The Company held no inventories at September 30, 2006. Inventories as of December 31, 2005 consist of the following:

December 31,
2005
Raw materials	$278
Work-in-process	1,423
Finished products	1,203

$2,904

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)
8. Accounts Payable and Accrued Expenses
     Accounts payable and accrued expenses as of September 30, 2006 and December 31, 2005 consist of the following:

	September 30,	December 31,
	2006	2005
Accounts payable	$3,657	$4,203
Accrued payroll and related costs	5,952	10,713
Accrued clinical trial expense	2,145	3,081
Accrued expenses, other	2,258	3,048
Interest payable on convertible notes	5,042	2,292

	$19,054	$23,337

9. Comprehensive Loss
     Comprehensive loss represents the change in net assets of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss of the Company includes net loss adjusted for the change in net unrealized gain (loss) on marketable securities. The net effect of income taxes on comprehensive loss is immaterial. For the three and nine months ended September 30, 2006 and 2005, the components of comprehensive loss are:

	Three months ended September 30,
	2006	2005
Net loss	$(27,410)	$(34,652)
Change in net unrealized gain (loss) on marketable securities	378	27

Total comprehensive loss	$(27,032)	$(34,625)

	Nine months ended September 30,
	2006	2005
Net loss	$(71,366)	$(65,774)
Change in net unrealized gain (loss) on marketable securities	375	87

Total comprehensive loss	$(70,991)	$(65,687)

10. National Institutes of Health Grant
     In September 2006, the Company was awarded a grant from the National Institutes of Health (“NIH”) as part of the NIH’s Knockout Mouse Project. The NIH grant provides a minimum of $17.9 million in funding over a five-year period, subject to compliance with

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)
its terms and annual funding approvals, for the Company’s use of its VelociGene® technology to generate a collection of targeting vectors and targeted mouse embryonic stem cells (“ES Cells”) which can be used to produce knockout mice. The Company will also receive another $1.0 million in funding to optimize certain existing technology for use in the Knockout Mouse Project. In September 2006, we recognized contract research and development revenue of $57 from the NIH Grant.
11. Segment Information
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
     Contract manufacturing: Includes all revenues and expenses related to the commercial production of products under contract manufacturing arrangements. The Company produced an intermediate for a Merck & Co., Inc. pediatric vaccine under a long-term manufacturing agreement which expired in October 2006.
     The table below presents information about reported segments for the three and nine months ended September 30, 2006 and 2005.

	Three months ended September 30, 2006
	Research &	Contract	Reconciling
	Development	Manufacturing	Items	Total
Revenues	$11,448	$4,176	—	$15,624
Depreciation and amortization	3,447	— (1)	$261	3,708
Non-cash compensation expense	4,632	130	—	4,762
Interest expense	—	—	3,011	3,011
Net (loss) income	(29,379)	1,122	847 (2)	(27,410)
Capital expenditures	441	—	—	441

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)

	Three months ended September 30, 2005
	Research &	Contract	Reconciling
	Development	Manufacturing	Items		Total
Revenues	$11,533	$4,661	—		$16,194
Depreciation and amortization	3,674	— (1)	$261		3,935
Non-cash compensation expense	5,703	218	—		5,921
Interest expense	—	—	3,011		3,011
Net (loss) income	(35,802)	1,415	(265	)(2)	(34,652)
Capital expenditures	575	—	—		575

	Nine months ended September 30, 2006
	Research &	Contract	Reconciling
	Development	Manufacturing	Items		Total
Revenues	$41,026	$12,075	—		$53,101
Depreciation and amortization	10,413	— (1)	$783		11,196
Non-cash compensation expense	13,220	322	(813	)(3)	12,729
Interest expense	—	—	9,033		9,033
Net (loss) income	(78,528)	4,359	2,803	(2)	(71,366)
Capital expenditures	1,409	—	—		1,409
Total assets	57,530	1,445	296,211	(4)	355,186

	Nine months ended September 30, 2005
	Research &	Contract	Reconciling
	Development	Manufacturing	Items		Total
Revenues	$38,580	$10,189	—		$48,769
Depreciation and amortization	10,841	— (1)	$783		11,624
Non-cash compensation expense	17,316	308	—		17,624
Other contract income	30,640	—	—		30,640
Interest expense	—	—	9,035		9,035
Net (loss) income	(67,031)	2,777	(1,520	)(2)	(65,774)
Capital expenditures	4,327	—	—		4,327
Total assets	72,037	5,380	341,858	(4)	419,275

(1)	Depreciation and amortization related to contract manufacturing was capitalized into inventory and included in contract manufacturing expense when the product was shipped.

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)

(2)	Represents investment income, net of interest expense related primarily to convertible notes issued in October 2001. For the nine months ended September 30, 2006, also includes the cumulative effect of adopting SFAS 123R (see Note 3).

(3)	Represents the cumulative effect of adopting SFAS 123R (see Note 3).

(4)	Includes cash and cash equivalents, marketable securities, prepaid expenses and other current assets, and other assets.
12. Legal Matters
     From time to time, the Company is a party to legal proceedings in the course of the Company’s business. The Company does not expect any such current legal proceedings to have a material adverse effect on the Company’s business or financial condition.
13. Future Impact of Recently Issued Accounting Standards
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No, 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will be required to adopt FIN 48 effective for the fiscal year beginning January 1, 2007. Management is currently evaluating the potential impact of adopting FIN 48 on the Company’s financial statements.
     In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. The Company will be required to adopt SFAS 157 effective for the fiscal year beginning January 1, 2008. Management is currently evaluating the potential impact of adopting SFAS 157 on the Company’s financial statements.
14. Subsequent Event — New Research and Development Agreement
     In October 2006, the Company entered into a license and collaboration agreement with Bayer HealthCare LLC (“Bayer”) to globally develop, and commercialize outside the United States, the Company’s Vascular Endothelial Growth Factor (“VEGF”) Trap for the treatment of eye disease by local administration (“VEGF Trap-Eye”). Under the terms of the agreement, Bayer made a non-refundable up-front payment to the Company of $75.0 million. In addition, the Company is eligible to receive up to $110.0 million in

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)
development and regulatory milestones, including a total of $40.0 million upon the initiation of Phase 3 trials in defined major indications. The Company is also eligible to receive up to an additional $135.0 million in sales milestones when and if total annual sales of the VEGF Trap-Eye outside the United States achieve certain specified levels starting at $200.0 million.
     The Company will share equally with Bayer in any future profits arising from the commercialization of the VEGF Trap-Eye outside the United States. Within the United States, the Company is responsible for any future commercialization of the VEGF Trap-Eye and has retained exclusive rights to any future profits arising therefrom.
     Agreed upon development expenses incurred by both companies under a global development plan will be shared as follows:
2007: Up to $50.0 million shared equally; we are solely responsible for up to the next $40.0 million; over $90.0 million shared equally.

2008: Up to $70.0 million shared equally, we are solely responsible for up to the next $30.0 million; over $100.0 million shared equally.

2009 and thereafter: All expenses shared equally.
     If the VEGF Trap-Eye is granted marketing authorization in a major market country outside the United States and the collaboration becomes profitable, the Company will be obligated to reimburse Bayer for 50% of the agreed upon development expenses that Bayer has incurred in accordance with a formula based on the amount of development expenses that Bayer has incurred and the Company’s share of the collaboration profits, or at a faster rate at the Company’s option.
     Bayer has the right to terminate the agreement without cause with at least six months or twelve months advance notice depending on defined circumstances at the time of termination. In the event of termination of the agreement for any reason, the Company retains all rights to the VEGF Trap-Eye.

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
Overview
     Regeneron Pharmaceuticals, Inc. is a biopharmaceutical company that discovers, develops, and intends to commercialize pharmaceutical products for the treatment of serious medical conditions. We are currently focused on three development programs: VEGF Trap in oncology, VEGF Trap eye formulation (VEGF Trap-Eye) in eye diseases using intraocular delivery, and the IL-1 Trap (rilonacept) in various inflammatory indications. The VEGF Trap is being developed in oncology in collaboration with the sanofi-aventis Group. In October 2006, we entered into a collaboration with Bayer HealthCare LLC for the development of the VEGF Trap-Eye. Our preclinical research programs are in the areas of oncology and angiogenesis, ophthalmology, metabolic and related diseases, muscle diseases and disorders, inflammation and immune diseases, bone and cartilage, pain, and cardiovascular diseases. We expect that our next generation of product candidates will be based on our proprietary technologies for developing human monoclonal antibodies. Developing and commercializing new medicines entails significant risk and expense. Since inception we have not generated any sales or profits from the commercialization of any of our product candidates.
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

Clinical Programs:
     Below is a summary of the clinical status of our clinical candidates as of September 30, 2006:
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
     The VEGF Trap is being developed in cancer indications in collaboration with sanofi-aventis. Currently, the collaboration is conducting three Phase 2 studies, with patient enrollment underway in advanced ovarian cancer (AOC), non-small cell lung adenocarcinoma (NSCLA), and AOC patients with symptomatic malignant ascites (SMA). In 2004, the United States Food and Drug Administration (FDA) granted Fast Track designation to the VEGF Trap for the treatment of SMA. In addition, four new Phase 2 single-agent studies are beginning in conjunction with the National Cancer Institute (NCI) Cancer Therapy Evaluation Program (CTEP) in metastatic breast cancer, metastatic or unresectable kidney cancer, recurrent ovarian cancer, and recurrent malignant gliomas. We and sanofi-aventis are working to finalize plans with NCI/CTEP for at least six additional trials in different cancer types.
     Sanofi-aventis and Regeneron intend to conduct three Phase 3 trials evaluating the safety and efficacy of the VEGF Trap in combination with standard chemotherapy regimens in specific cancer types, the first of which is planned to begin in early 2007. Five safety and tolerability studies of the VEGF Trap in combination with standard chemotherapy regimens are in progress in a variety of cancer types to support the planned Phase 3 clinical program. The companies have previously summarized information from two of these safety and tolerability trials. One study is evaluating the VEGF Trap in combination with oxaliplatin, 5-flourouracil, and leucovorin (FOLFOX4) in a Phase 1 trial of patients with advanced solid tumors. Another study is evaluating the VEGF Trap in combination with irinotecan, 5-fluorouracil, and leucovorin (LV5FU2-CPT11) in a Phase 1 trial of patients with advanced solid tumors. Abstracts published in the 2006 ASCO Annual Meeting Proceedings reported that the VEGF Trap could be safely combined with either FOLFOX4 or LV5FU2-CPT11 at the dose levels studied. The maximum tolerated doses in these studies have not yet been reached, and dose escalation is continuing.
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
2. VEGF Trap — Eye Diseases
     The VEGF Trap-Eye is a form of the VEGF Trap that has been purified and formulated with excipients and at concentrations suitable for direct injection into the eye. The VEGF Trap-Eye currently is being tested in a Phase 2 trial in patients with the neovascular form of age-related macular degeneration (wet AMD) and in a small pilot study in patients with diabetic macular edema (DME).
     In October 2006, we entered into a collaboration agreement with Bayer HealthCare for the global development and commercialization outside the United States, of the VEGF Trap-Eye. Under the agreement we and Bayer will collaborate on, and share the costs of, the development of the VEGF Trap-Eye through an integrated global plan that encompasses wet AMD, diabetic eye diseases, and other diseases and disorders. The companies will share equally in profits from any future sales of the VEGF Trap-Eye outside the United States. Within the United States, we retained exclusive commercialization rights to the VEGF Trap-Eye and are entitled to all profits from any such sales. We received an up-front payment of $75.0 million from Bayer HealthCare and can earn up to $110.0 million in total development and regulatory milestones related to the development of the VEGF Trap-Eye and marketing approvals in major market countries outside the United States. We can also earn up to $135.0 million in sales milestones if total annual sales of the VEGF Trap outside the United States achieve certain specified levels starting at $200 million. If the VEGF Trap-Eye is granted marketing authorization in a major market country outside the United States, we will be obligated to reimburse Bayer HealthCare for 50% of the development costs that it has incurred under the agreement from our share of the collaboration profits. Detailed information about this agreement is included in the section below entitled “Collaboration with Bayer HealthCare.”
     In the second quarter of 2006, we initiated a 150 patient, 12 week, Phase 2 trial of the VEGF Trap-Eye in wet AMD. The trial is evaluating the safety and biological effect of treatment with multiple doses of the VEGF Trap-Eye using different doses and different dosing regimens. Regeneron is initiating a Phase 1 safety and tolerability trial of a new formulation of the VEGF Trap-Eye in AMD. A Phase 3 trial of the VEGF Trap-Eye in wet AMD utilizing the new formulation is planned to begin in early 2007.
     Also in the second quarter of 2006, we initiated a small pilot study of the VEGF Trap in patients with DME.
     At the 2006 American Society of Retinal Specialists (ASRS) annual meeting in France, we updated the positive preliminary results from a Phase 1 trial of the VEGF Trap-Eye in patients with wet AMD. A total of 21 patients received a single dose of VEGF Trap-Eye at doses of 0.05, 0.15, 0.5, 1, 2, and 4 milligrams (mg) intravitreally (direct injection into the eye). Patients were evaluated for six weeks to measure the durability of effects and provide guidance for dosing regimens to be used in future trials. All dose levels were generally well tolerated, and a maximum tolerated dose was not reached in the study. In wet AMD, the leakiness of the abnormal blood vessels in the eye can lead to increased retinal thickness. On average, patients receiving the VEGF Trap-Eye demonstrated large, rapid, and sustained (at least six weeks) reductions in retinal thickness. Excess retinal thickness, as determined by ocular coherence tomography (OCT), is a clinical measure of disease activity in wet AMD. As measured by the OCT reading center (posterior pole OCT scans), the median excess retinal thickness resulting from the disease process was 194 microns at baseline. Following a single intravitreal dose of the VEGF Trap-Eye, median excess retinal thickness was reduced to 60 microns, an improvement that was sustained over a six week period. As measured by the computerized Fast Macular Scan protocol, the median excess retinal thickness was 119 microns at baseline, which was reduced to 27 microns at six weeks after the single dose of the VEGF Trap-Eye.
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
3. IL-1 Trap (rilonacept) — Inflammatory Diseases
     The IL-1 Trap (rilonacept) is a protein-based product candidate designed to bind the interleukin-1 (called IL-1) cytokine and prevent its interaction with cell surface receptors. We are evaluating the IL-1 Trap in a number of diseases and disorders where IL-1 may play an important role, including a spectrum of rare diseases called CIAS1-related Autoinflammatory Periodic Syndromes (CAPS) and other diseases associated with inflammation.
     In October 2006, we announced positive data from a Phase 3 clinical program designed to provide two separate demonstrations of efficacy for the IL-1 Trap within a single group of adult patients suffering from CAPS. The Phase 3 program of the IL-1 Trap included two studies (Part A and Part B). Both studies met their primary endpoints (Part A: p < 0.0001 and Part B: p < 0.001). The primary endpoint of both studies was the change in disease activity, which was measured using a composite symptom score composed of a daily evaluation of fever/chills, rash, fatigue, joint pain, and eye redness/pain.
     We plan to file a Biologics License Application (BLA) with the U.S. Food and Drug Administration (FDA) in the second quarter of 2007, following completion of a 24-week open-label extension phase. The FDA has granted Orphan Drug status and Fast Track designation to the IL-1 Trap for the treatment of CAPS.
     The first study (Part A) was a double-blind and placebo-controlled 6-week trial, in which patients randomized to receive the IL-1 Trap had an approximately 85% reduction in their mean symptom score compared to an approximately 13% reduction in patients treated with placebo (p<0.0001). Following a 9-week interval during which all patients received the IL-1 Trap, a “randomized withdrawal” study (Part B) was performed, in which the same patients were re-randomized to either switch to placebo or continue treatment with the IL-1 Trap in a double-

blind manner. During the 9-week randomized withdrawal period, patients who were switched to placebo had a five-fold increase in their mean symptom score, compared with those remaining on the IL-1 Trap who had no significant change (p<0.001). Both the Part A and Part B studies achieved statistical significance in all of their pre-specified secondary and exploratory endpoints.
     Preliminary analysis of the safety data from both studies indicated that there were no drug-related serious adverse events. Injection site reactions and upper respiratory tract infections, all mild to moderate in nature, occurred more frequently in patients while on the IL-1 Trap than on placebo. In these studies, the IL-1 Trap appeared to be well tolerated; 46 of 47 randomized patients completed the Part A study, and 44 of 45 randomized patients completed the Part B study. The 24-week open-label extension phase is ongoing.
     CAPS is a spectrum of rare inherited inflammatory conditions, including Familial Cold Autoinflammatory Syndrome (FCAS), Muckle-Wells Syndrome (MWS), and Neonatal Onset Multisystem Inflammatory Disease (NOMID). These syndromes are characterized by spontaneous systemic inflammation and are termed autoinflammatory disorders. A novel feature of these conditions (particularly FCAS and MWS) is that exposure to mild degrees of cold temperature can provoke a major inflammatory episode that occurs within hours. CAPS are caused by a range of mutations in the gene CIAS1 (also known as NALP3) which encodes a protein named cryopyrin (“icy-fire”). Currently, there are no medicines approved for the treatment of CAPS.
     We are also evaluating the potential use of the IL-1 Trap in other indications. In particular, based on preclinical evidence that IL-1 appears to play a critical role in gout, we are preparing to initiate an exploratory study in gout in early 2007. In an ongoing pilot study in systemic juvenile idiopathic arthritis (SJIA), we observed evidence of biological activity and clinical response, but also noted clinical variability across the SJIA patients. While we continue to evaluate the IL-1 Trap in these patients, no new studies are currently planned.
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
     From inception on January 8, 1988 through September 30, 2006, we had a cumulative loss of $656.6 million. In the absence of revenues from the commercialization of our product candidates or other sources, the amount, timing, nature, or source of which cannot be predicted, our losses will continue as we conduct our research and development activities. We expect to incur substantial losses over the next several years as we continue the clinical development of the VEGF Trap-Eye and IL-1 Trap; advance new product candidates into clinical development from our existing research programs; continue our research and development programs; and commercialize product candidates that receive regulatory approval, if any. Also, our activities may expand over time and require additional resources, and we expect our operating losses to be substantial over at least the next several years. Our losses may fluctuate from quarter to quarter and will depend, among other factors, on the progress of our research and development efforts, the timing of certain expenses, and the amount and timing of payments that we receive from collaborators.
     The planning, execution, and results of our clinical programs are significant factors that can affect our operating and financial results. In our clinical programs, key events for 2006 and plans over the next 12 months are as follows:

Product Candidate	2006 Events to Date	2006-7 Plans
VEGF Trap — Oncology
•     Initiated Phase 2 studies of the VEGF Trap as a single agent in AOC and NSCLA patients, and in AOC patients with SMA.
•      Initiated two safety and tolerability studies of the VEGF Trap in combination with standard chemotherapy regimens
•     Reported encouraging preliminary results of the safety and tolerability of intravenous VEGF Trap plus FOLFOX4 and of intravenous VEGF Trap plus LV5FU2-CPT11 in separate Phase 1 trials of patients with advanced solid tumors
•     NCI/CTEP finalized protocols for Phase 2 trials of the VEGF Trap in metastatic breast cancer, metastatic or unresectable kidney cancer, recurrent ovarian cancer, and recurrent malignant gliomas

•      Initiate up to three efficacy/safety studies of the VEGF Trap in combination with standard chemotherapy regimens in different cancer indications
•      Sponsor with the NCI/CTEP at least six additional exploratory efficacy/safety studies evaluating the VEGF Trap in a variety of cancer types

Product Candidate	2006 Events to Date	2006-7 Plans
VEGF Trap-Eye
•     Reported positive preliminary results from Phase 1 trial in wet AMD utilizing intravitreal injections in 21 patients up to a top dose of 4 mg
•     Initiated Phase 2 trial in wet AMD utilizing intravitreal injections
•     Initiated safety and tolerability study of the new formulation of the VEGF Trap-Eye in patients with AMD
•     Initiated Phase 1 trial in DME
•     Initiated collaboration with Bayer HealthCare

•     Report preliminary results of Phase 2 trial in wet AMD utilizing intravitreal injections
•      Initiate Phase 3 trial in wet AMD utilizing intravitreal injections of the VEGF Trap-Eye
•      Explore additional eye disease indications

IL-1 Trap (rilonacept)	• Reported positive results from efficacy portion of Phase 3 trial of the IL-1 Trap in CAPS • Reported positive preliminary results from ongoing Phase 1 trial in SJIA	• File Biologics License Application with the FDA for CAPS • Evaluate the IL-1 Trap in other disease indications in which IL-1 may play an important role

Collaboration with Bayer Healthcare
     In October 2006, we entered into a license and collaboration agreement with Bayer HealthCare to globally develop, and commercialize outside the United States, the VEGF Trap-Eye. Under the terms of the agreement, Bayer made a non-refundable up-front payment to us of $75.0 million. In addition, we are eligible to receive up to $110.0 million in development and regulatory milestones, including a total of $40.0 million upon the initiation of Phase 3 trials in defined major indications such as wet AMD and DME. We are also eligible to receive up to an additional $135.0 million in sales milestones when and if total annual sales of the VEGF Trap-Eye outside the United States achieve certain specified levels starting at $200.0 million.
     We will share equally with Bayer in any future profits arising from the commercialization of the VEGF Trap-Eye outside the United States. Within the United States, we are responsible for any future commercialization of the VEGF Trap-Eye and have retained exclusive rights to any future profits arising therefrom.
     Agreed upon development expenses incurred by both companies under a global development plan will be shared as follows:
2007: Up to $50.0 million shared equally; we are solely responsible for up to the next $40.0 million; over $90.0 million shared equally.
2008: Up to $70.0 million shared equally, we are solely responsible for up to the next $30.0 million; over $100.0 million shared equally.
2009 and thereafter: All expenses shared equally.

     If the VEGF Trap-Eye is granted marketing authorization in a major market country outside the United States and the collaboration becomes profitable, we will be obligated to reimburse Bayer for 50% of the agreed upon development expenses that Bayer has incurred in accordance with a formula based on the amount of development expenses that Bayer has incurred and our share of the collaboration profits, or at a faster rate at our option.
     Bayer has the right to terminate the agreement without cause with at least six months or twelve months advance notice depending on defined circumstances at the time of termination. In the event of termination of the agreement for any reason, we retain all rights to the VEGF Trap-Eye.
National Institutes of Health Grant
     In September 2006, we were awarded a five-year grant from the National Institutes of Health (NIH) as part of the NIH’s Knockout Mouse Project. The goal of the Knockout Mouse Project is to build a comprehensive and broadly available resource of knockout mice to accelerate the understanding of gene function and human diseases. We will use our VelociGene® technology to take aim at 3,500 of the most difficult genes to target and which are not currently the focus of other large-scale knockout mouse programs. We have also agreed to grant a limited license to a consortium of research institutions, the other major participants in the Knockout Mouse Project, to use components of our VelociGene technology in the Knockout Mouse Project. We will generate a collection of targeting vectors and targeted mouse embryonic stem cells (ES cells) which can be used to produce knockout mice. These materials will be made widely available to academic researchers without charge. We will receive a fee for each targeted ES cell line or targeting construct made by us or the research consortium and transferred to commercial entities.
     Under the NIH grant, we will be entitled to receive a minimum of $17.9 million over a five-year period. We will receive another $1.0 million to optimize our existing C57BL/6 ES cell line and its proprietary growth medium, both of which will be supplied to the research consortium for its use in the Knockout Mouse Project. We will have the right to use, for any purpose, all materials generated by us and the research consortium.
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
     Effective January 1, 2006, we adopted the provisions of SFAS 123R, Share-Based Payment, which is a revision of SFAS 123. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, and requires the recognition of compensation expense in an amount equal to the fair value of the share-based payment (including stock options and restricted stock) issued to employees. SFAS 123R requires companies to estimate the number of awards that are expected to be forfeited at the time of grant and to revise this estimate, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to the adoption of SFAS 123R, we recognized the effect of forfeitures in stock-based compensation cost in the period when they occurred, in accordance with SFAS 123. Upon adoption of SFAS 123R effective January 1, 2006, we were required to record a cumulative effect adjustment to reflect the effect of estimated forfeitures related to outstanding awards that are not expected to vest as of the SFAS 123R adoption date. This adjustment reduced our loss by $0.8 million and is included in our operating results for the nine months ended September 30, 2006 as a cumulative-effect adjustment of a change in accounting principle. Exclusive of the cumulative-effect adjustment, the effect of the change from applying the provisions of SFAS 123 to applying the provisions of SFAS 123R on our loss from operations, net loss, and net loss per share for the three and nine months ended September 30, 2006 was not significant, and there was no impact to our cash flows for these respective periods.
     For the three months ended September 30, 2006 and 2005, non-cash stock-based employee compensation expense related to stock option awards (“Stock Option Expense”) recognized in operating expenses totaled $4.8 million and $5.4 million, respectively, which, in both periods, included $0.1 million in each period of Stock Option Expense previously capitalized in inventory. Stock Option Expense recognized in operating expenses for the nine months ended September 30, 2006 and 2005 totaled $13.2 million and $16.2 million, respectively. In addition, for the nine months ended September 30, 2005, $0.1 million of Stock Option Expense was capitalized into inventory. As of September 30, 2006, there was $19.1 million of stock-based compensation cost related to outstanding nonvested stock options, net of estimated forfeitures, which had not yet been recognized in operating expenses. We expect to recognize this compensation cost over a weighted-average period of 1.43 years. In addition, there are 723,092 options which are unvested as of September 30, 2006 and would become vested upon our products achieving certain sales targets and the optionee satisfying certain service conditions. Potential compensation cost, measured on the grant date, related to these performance options totals $2.7 million and will begin to be recognized only if, and when, these options’ performance condition becomes probable of attainment.
Assumptions
     We use the Black-Scholes model to estimate the fair value of each option granted under the Regeneron Pharmaceuticals, Inc. 2000 Long-Term Incentive Plan. Using this model, fair value is calculated based on assumptions with respect to (i) expected volatility of our Common Stock price, (ii) the periods of time over which employees and members of our board of directors are expected to hold their options prior to exercise (expected lives), (iii) expected dividend yield on our Common Stock, and (iv) risk-free interest rates, which are based on quoted U.S. Treasury rates for securities with maturities approximating the options’ expected lives. Expected volatility has been estimated based on actual movements in our stock price over the most recent historical periods equivalent to the options’ expected lives. Expected lives are principally based on our limited historical exercise experience with option grants with similar exercise prices. The expected dividend yield is zero as we have never paid dividends and do not currently anticipate paying any in the foreseeable future. The following table summarizes the weighted average values of the assumptions we used in computing the fair value of option grants during the three and nine months ended September 30, 2006 and 2005:

	Three months ended September 30,
	2006	2005
Expected volatility	65%	70%
Expected lives from grant date	5.5 years	5.0 years
Expected dividend yield	0%	0%
Risk-free interest rate	4.74%	4.00%

	Nine months ended September 30,
	2006	2005
Expected volatility	67%	75%
Expected lives from grant date	6.5 years	6.2 years
Expected dividend yield	0%	0%
Risk-free interest rate	4.76%	3.96%
Changes in any of these estimates may materially affect the fair value of stock options granted and the amount of stock-based compensation recognized in any period.
Results of Operations
Three Months Ended September 30, 2006 and 2005
Net Loss:
     We reported a net loss of $27.4 million, or $0.48 per share (basic and diluted), for the third quarter of 2006 compared to a net loss of $34.7 million, or $0.62 per share (basic and diluted), for the third quarter of 2005.
Revenues:
     Revenues for the three months ended September 30, 2006 and 2005 consist of the following:

			Increase
(In millions)	2006	2005	(Decrease)
Contract research & development revenue
The sanofi-aventis Group	$10.0	$11.2	$(1.2)
Other	1.4	0.3	1.1

Total contract research & development revenue	11.4	11.5	(0.1)
Contract manufacturing revenue	4.2	4.7	(0.5)

Total revenue	$15.6	$16.2	$(0.6)

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
Sanofi-aventis Contract Research & Development Revenue

	Three months ended September 30,
(In millions)	2006	2005
Regeneron expense reimbursement	$7.0	$8.9
Recognition of deferred revenue related to up-front payments	3.0	2.3

Total	$10.0	$11.2

     Sanofi-aventis’ reimbursement of our VEGF Trap expenses decreased in the third quarter of 2006 from the same period in 2005, primarily due to lower costs in the third quarter of 2006 related to our manufacture of VEGF Trap clinical supplies. Recognition of deferred revenue related to sanofi-aventis’ up-front payments increased in the third quarter of 2006 from the same period in 2005, due to our January 2006 receipt of a $25.0 million non-refundable, up-front payment from sanofi-aventis related to the expansion of the companies’ VEGF Trap collaboration to include Japan. As of September 30, 2006, $72.2 million of the original $105.0 million of up-front payments was deferred and will be recognized as revenue in future periods.
     Contract manufacturing revenue relates to our long-term agreement with Merck & Co., Inc., which expired in October 2006, to manufacture a vaccine intermediate at our Rensselaer, New York facility. Contract manufacturing revenue decreased in the third quarter of 2006 from the same period of 2005 as we shipped less product to Merck in 2006. Revenue and the related manufacturing expense were recognized as product was shipped, after acceptance by Merck. Included in contract manufacturing revenue in the third quarter of 2006 and 2005 were $0.4 million and $0.5 million, respectively, of deferred revenue associated with capital improvement reimbursements paid by Merck prior to commencement of production. Merck deferred revenue has been recognized as product is shipped, based upon Merck’s order quantities during the term of the agreement. In September 2006, we made the final shipment of product to Merck under the Merck agreement and the remaining deferred revenue associated with the capital improvement reimbursements was recognized. Subsequent to the October 2006 expiration of the Merck agreement, we do not expect to receive any further contract manufacturing revenue from Merck.
Expenses:
     Total operating expenses decreased to $43.9 million in the third quarter of 2006 from $50.6 million in the same period of 2005, due, in part, to our lower headcount. Our average headcount declined to 574 in the third quarter of 2006 from 728 in the same period of 2005 primarily as a result of workforce reductions made in the fourth quarter of 2005. (See “Severance Costs” below.)

Operating expenses in the third quarter of 2006 and 2005 include a total of $4.7 million and $5.5 million of Stock Option Expense, respectively, as detailed below:

(In millions)	For the three months ended September 30, 2006
	Expenses before
	inclusion of Stock	Stock Option	Expenses as
Expenses	Option Expense	Expense	Reported
Research and development	$32.1	$2.7	$34.8
Contract manufacturing	3.0	0.1	3.1
General and administrative	4.1	1.9	6.0

Total operating expenses	$39.2	$4.7	$43.9

(In millions)	For the three months ended September 30, 2005
	Expenses before
	inclusion of Stock	Stock Option	Expenses as
Expenses	Option Expense	Expense	Reported
Research and development	$37.8	$3.3	$41.1
Contract manufacturing	3.0	0.3	3.3
General and administrative	4.3	1.9	6.2

Total operating expenses	$45.1	$5.5	$50.6

Research and Development Expenses:
     Research and development expenses decreased to $34.8 million in the third quarter of 2006 from $41.1 million in the same period of 2005. The following table summarizes the major categories of our research and development expenses for the three months ended September 30, 2006 and 2005:

(In millions)	Three months ended September 30,
			Increase
Research and development expenses	2006	2005(1)	(Decrease)
Payroll and benefits (2)	$11.0	$12.8	($1.8)
Clinical trial expenses	3.1	7.5	(4.4)
Clinical manufacturing costs (3)	10.0	10.8	(0.8)
Research and preclinical development costs	5.5	4.5	1.0
Occupancy and other operating costs	5.2	5.5	(0.3)

Total research and development	$34.8	$41.1	($6.3)

(1)	For the major categories of research and development expenses, amounts for the three months ended September 30, 2005 have been reclassified to conform with, and be comparable to, the current period’s presentation. Total research and development expenses for the three months ended September 30, 2005 are unchanged from amounts previously reported.

(2)	Includes $2.3 million and $2.8 million of Stock Option Expense for the three months ended September 30, 2006 and 2005, respectively.

(3)	Represents the full cost of manufacturing drug for use in research, preclinical development, and clinical trials, including related payroll and benefits, Stock Option Expense, manufacturing materials and supplies, depreciation, and occupancy costs of our Rensselaer manufacturing facility. Includes $0.5 million of Stock Option Expense for both the three months ended September 30, 2006 and 2005.
     Payroll and benefits decreased principally due to our lower headcount in the third quarter of 2006, as described above. Clinical trial expenses decreased primarily due to lower IL-1 Trap costs in 2006, as we discontinued clinical development of the IL-1 Trap in adult rheumatoid arthritis and osteoarthritis in the second half of 2005. This decrease was partly offset by higher 2006 VEGF Trap-Eye costs related to Phase 1 and Phase 2 clinical trials that we are conducting in wet AMD. Clinical manufacturing costs decreased as we were not actively manufacturing clinical supplies of our drug candidates during the third quarter of 2006. Research and preclinical development costs increased primarily due to higher third-party pre-clinical testing costs in connection with our VEGF Trap and VEGF Trap-Eye programs. Occupancy and other operating costs decreased primarily due to our lower 2006 headcount.
Contract Manufacturing Expenses:
     Contract manufacturing expenses decreased to $3.1 million in the third quarter of 2006 from $3.3 million in the comparable quarter of 2005 primarily because we shipped less product to Merck.
General and Administrative Expenses:
     General and administrative expenses decreased to $6.0 million in the third quarter of 2006 from $6.2 million in the same period of 2005, primarily due to lower professional fees for accounting and other administrative advisory services and lower facility-related costs, which were partly offset by higher patent-related costs and legal expenses related to general corporate matters.
Other Income and Expense:
     Investment income increased to $3.9 million in the third quarter of 2006 from $2.7 million in the same period of 2005 due primarily to higher effective interest rates on investment securities in 2006. Interest expense was $3.0 million in the third quarter of 2006 and 2005. Interest expense is attributable primarily to $200.0 million of convertible notes issued in October 2001, which mature in 2008 and bear interest at 5.5% per annum.
Nine Months Ended September 30, 2006 and 2005
Net Loss:
     We reported a net loss of $71.4 million, or $1.25 per share (basic and diluted), for the first nine months of 2006 compared to a net loss of $65.8 million, or $1.18 per share (basic and diluted), for the same period of 2005. Results for the first nine months of 2005 included a $25.0 million one-time, non-recurring payment from sanofi-aventis, which was recognized as other contract income, in connection with the January 2005 amendment to our collaboration agreement to exclude from the scope of the collaboration the development and commercialization of the VEGF Trap-Eye.

Revenues:
     Revenues for the nine months ended September 30, 2006 and 2005 consist of the following:

			Increase
(In millions)	2006	2005	(Decrease)
Contract research & development revenue
The sanofi-aventis Group	$38.7	$30.4	$8.3
The Procter & Gamble Company	—	6.0	(6.0)
Other	2.3	2.2	0.1

Total contract research & development revenue	41.0	38.6	2.4
Contract manufacturing revenue	12.1	10.2	1.9

Total revenue	$53.1	$48.8	$4.3

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
Sanofi-aventis Contract Research & Development Revenue

(In millions)	Nine months ended September 30,
	2006	2005
Regeneron expense reimbursement	$29.6	$23.4
Recognition of deferred revenue related to up-front payments	9.1	7.0

Total	$38.7	$30.4

     Sanofi-aventis’ reimbursement of our VEGF Trap expenses increased in the first nine months of 2006 from the same period in 2005, primarily due to higher costs related to our manufacture of VEGF Trap clinical supplies during the first half of 2006. Recognition of deferred revenue related to sanofi-aventis’ up-front payments also increased in the first nine months of 2006 from the same period in 2005, due to our January 2006 receipt of a $25.0 million non-refundable, up-front payment from sanofi-aventis related to the expansion of the companies’ VEGF Trap collaboration to include Japan.
     Contract research and development revenue earned from Procter & Gamble decreased in the first nine months of 2006 compared to the same period of 2005, as the research activities being pursued under our December 2000 collaboration agreement with Procter & Gamble, as amended, were completed on June 30, 2005. Since the second quarter of 2005, we have not received, and do not expect to receive, any further contract research and development revenue from Procter & Gamble.

     Contract manufacturing revenue increased in the first nine months of 2006 from the same period of 2005 as we shipped more product to Merck in 2006. Included in contract manufacturing revenue in the first nine months of 2006 and 2005 were $1.2 million and $1.1 million, respectively, of deferred revenue associated with capital improvement reimbursements paid by Merck prior to commencement of production.
Expenses:
     Total operating expenses decreased to $127.3 million in the first nine months of 2006 from $143.7 million in the same period of 2005, due, in part, to our lower headcount, as previously described above. (Also see “Severance Costs” below.)
     Operating expenses in the first nine months of 2006 and 2005 include a total of $13.2 million and $16.2 million of Stock Option Expense, respectively, as detailed below:

(In millions)	For the nine months ended September 30, 2006
	Expenses before
	inclusion of Stock	Stock Option	Expenses as
Expenses	Option Expense	Expense	Reported
Research and development	$94.0	$7.3	$101.3
Contract manufacturing	7.4	0.3	7.7
General and administrative	12.7	5.6	18.3

Total operating expenses	$114.1	$13.2	$127.3

(In millions)	For the nine months ended September 30, 2005
	Expenses before
	inclusion of Stock	Stock Option	Expenses as
Expenses	Option Expense	Expense	Reported
Research and development	$107.6	$10.1	$117.7
Contract manufacturing	7.1	0.3	7.4
General and administrative	12.8	5.8	18.6

Total operating expenses	$127.5	$16.2	$143.7

Research and Development Expenses:
     Research and development expenses decreased to $101.3 million in the first nine months of 2006 from $117.7 million in the same period of 2005. The following table summarizes the major categories of our research and development expenses for the nine months ended September 30, 2006 and 2005:

(In millions)	Nine months ended September 30,
			Increase
Research and development expenses	2006	2005(1)	(Decrease)
Payroll and benefits (2)	$32.7	$38.4	$(5.7)
Clinical trial expenses	11.0	16.1	(5.1)
Clinical manufacturing costs (3)	28.3	32.1	(3.8)
Research and preclinical development costs	13.3	14.5	(1.2)
Occupancy and other operating costs	16.0	16.6	(0.6)

Total research and development	$101.3	$117.7	$(16.4)

(1)	For the major categories of research and development expenses, amounts for the nine months ended September 30, 2005 have been reclassified to conform with, and be comparable to, the current period’s presentation. Total research and development expenses for the nine months ended September 30, 2005 are unchanged from amounts previously reported.

(2)	Includes $6.1 million and $8.4 million of Stock Option Expense for the nine months ended September 30, 2006 and 2005, respectively.

(3)	Represents the full cost of manufacturing drug for use in research, preclinical development, and clinical trials, including related payroll and benefits, Stock Option Expense, manufacturing materials and supplies, depreciation, and occupancy costs of our Rensselaer manufacturing facility. Includes $1.2 million and $1.6 million of Stock Option Expense for the nine months ended September 30, 2006 and 2005, respectively.
     Payroll and benefits decreased principally due to our lower headcount in the first nine months of 2006. Clinical trial expenses decreased primarily due to lower IL-1 Trap costs in 2006 as we discontinued clinical development of the IL-1 Trap in adult rheumatoid arthritis and osteoarthritis in the second half of 2005. This decrease was partly offset by higher 2006 VEGF Trap-Eye costs related to Phase 1 and Phase 2 clinical trials that we are conducting in wet AMD. Clinical manufacturing costs decreased because of lower costs in 2006 related to manufacturing IL-1 Trap clinical supplies, which were partially offset by higher costs related to manufacturing VEGF Trap clinical supplies. Research and preclinical development costs decreased primarily because of our lower 2006 headcount and lower preclinical IL-1 Trap development costs in 2006. Occupancy and other operating costs decreased primarily due to our lower 2006 headcount.
Contract Manufacturing Expenses:
     Contract manufacturing expenses increased to $7.7 million in the first nine months of 2006 from $7.4 million in the comparable period of 2005 primarily because we shipped more product to Merck.
General and Administrative Expenses:
     General and administrative expenses decreased to $18.3 million in the first nine months of 2006 from $18.6 million in the same period of 2005, primarily due to lower professional fees for accounting and other administrative advisory services and lower facility-related costs, which were partly offset by higher patent-related costs and administrative personnel-related costs.
     Other Income and Expense:
     As described above, in January 2005 we received a one-time $25.0 million payment from sanofi-aventis, which was recognized as other contract income in the first nine months of 2005.

In June 2005, we and Procter & Gamble amended our collaboration agreement and agreed that the research activities of both companies under the collaboration agreement were completed. In connection with the amendment, Procter & Gamble agreed to make a one-time $5.6 million payment to us, which we recognized as other contract income in the first nine months of 2005.
     Investment income increased to $11.0 million in the first nine months of 2006 from $7.5 million in the same period of 2005 due primarily to higher effective interest rates on investment securities in 2006. Interest expense was $9.0 million in the first nine months of 2006 and 2005. Interest expense is attributable primarily to $200.0 million of convertible notes issued in October 2001, which mature in 2008 and bear interest at 5.5% per annum.
Liquidity and Capital Resources
     Since our inception in 1988, we have financed our operations primarily through offerings of our equity securities, a private placement of convertible debt, revenue earned under our past and present research and development and contract manufacturing agreements, including our agreements with sanofi-aventis and Merck, and investment income.
Nine Months Ended September 30, 2006 and 2005
Cash Used in Operations:
     At September 30, 2006, we had $289.6 million in cash, cash equivalents, and marketable securities compared with $316.7 million at December 31, 2005. In January 2006, we received a $25.0 million non-refundable, up-front payment from sanofi-aventis related to the expansion of the companies’ VEGF Trap collaboration to include Japan.
     In the first nine months of 2006, our net loss was $71.4 million; however, cash used in our operations was only $30.2 million, principally because (i) the above-described $25.0 million payment from sanofi-aventis was receivable at December 31, 2005 and paid in January 2006, and (ii) we recognized non-cash compensation expense of $13.5 million and depreciation and amortization of $11.2 million for the first nine months of 2006. In the first nine months of 2005, our net loss was $65.8 million; however, cash used in our operations was only $10.4 million, principally due to (i) receipts during this period from the sanofi-aventis Group for reimbursement of VEGF Trap development expenses incurred by us and a $25.0 million clinical milestone payment earned in December 2004 and (ii) recognition of non-cash compensation expense of $17.6 million and depreciation and amortization of $11.6 million for the first nine months of 2005.
Cash (Used in) Provided by Investing Activities:
     Net cash provided by investing activities was $8.1 million in the first nine months of 2006 compared to $90.2 million in the same period of 2005, due primarily to a decrease in sales or maturities of marketable securities net of purchases. In the first nine months of 2006, sales or maturities of marketable securities exceeded purchases by $9.7 million, whereas in the same period of 2005, sales or maturities of marketable securities exceeded purchases by $94.8 million.

Cash Provided by Financing Activities:
     Cash provided by financing activities increased to $5.3 million in the first nine months of 2006 from $1.1 million in the same period in 2005 due primarily to an increase in payments in connection with exercises of stock options.
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
The Bayer Healthcare Agreement:
     Under our collaboration agreement with Bayer, Bayer made a non-refundable, up-front payment of $75.0 million to us in October 2006. Agreed upon development expenses incurred by both companies during the term of the collaboration will be shared as follows:
2007: Up to $50.0 million shared equally; we are solely responsible for up to the next $40.0 million; over $90.0 million shared equally.
2008: Up to $70.0 million shared equally, we are solely responsible for up to the next $30.0 million; over $100.0 million shared equally.
     2009 and thereafter: All expenses shared equally.
     If the VEGF Trap-Eye is granted marketing authorization in a major market country outside the United States and the collaboration becomes profitable, we will be obligated to reimburse Bayer for 50% of the agreed upon development expenses that Bayer has incurred in accordance with a formula based on the amount of development expenses that Bayer has incurred and our share of the collaboration profits, or at a faster rate at our option.
     Bayer has the right to terminate the agreement without cause with at least six months or twelve months advance notice depending on defined circumstances at the time of termination. In the event of termination of the agreement for any reason, we retain all rights to the VEGF Trap-Eye.

Severance Costs:
     In September 2005, we announced plans to reduce our workforce by approximately 165 employees in connection with narrowing the focus of our research and development efforts, substantial improvements in manufacturing productivity, the September 2005 expiration of our collaboration with Procter & Gamble, and the completion of contract manufacturing for Merck in late 2006. The majority of the headcount reduction occurred in the fourth quarter of 2005. The remaining headcount reductions have been occurring in 2006 as we complete activities related to contract manufacturing for Merck.
     Costs associated with the workforce reduction are comprised principally of severance payments and related payroll taxes, employee benefits, and outplacement services. Termination costs related to 2005 workforce reductions were expensed in the fourth quarter of 2005, and included $0.2 million of non-cash expenses. Estimated termination costs associated with the workforce reduction in 2006 were measured in October 2005 and expensed ratably over the expected service period of the affected employees in accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. Total costs associated with the 2005 and 2006 workforce reductions will approximate $2.6 million, of which $2.2 million was charged to expense in the fourth quarter of 2005 and $0.4 million was charged to expense in the first nine months of 2006.
Capital Expenditures:
     Our additions to property, plant, and equipment totaled $1.8 million and $4.3 million for the first nine months of 2006 and 2005, respectively. During the remainder of 2006, we expect to incur approximately $2 million in capital expenditures which will primarily consist of equipment for our manufacturing, research, and development activities.
Funding Requirements:
     We expect to continue to incur substantial funding requirements primarily for research and development activities (including preclinical and clinical testing). Before taking into account reimbursements from collaborators, we currently anticipate that approximately 55%-65% of our expenditures for 2006 will be directed toward the preclinical and clinical development of product candidates, including the VEGF Trap, VEGF Trap-Eye, and IL-1 Trap; approximately 20%-25% of our expenditures for 2006 will be applied to our basic research activities and the continued development of our novel technology platforms; and the remainder of our expenditures for 2006 will be used for capital expenditures and general corporate purposes.
     The amount we need to fund operations will depend on various factors, including the status of competitive products, the success of our research and development programs, the potential future need to expand our professional and support staff and facilities, the status of patents and other intellectual property rights, the delay or failure of a clinical trial of any of our potential drug candidates, and the continuation, extent, and success of our collaborations with sanofi-aventis and Bayer. We have entered into discussions regarding a new long-term operating lease for our laboratory and office facilities in Tarrytown, New York, as the operating lease for our current Tarrytown facilities expires in December of 2007 and 2009. We expect to continue to incur significant lease costs in future years. Clinical trial costs are dependent, among other things, on the size and duration of trials, fees charged for services provided by clinical trial investigators and other third parties, the costs for manufacturing the product candidate for use in the trials, supplies, laboratory tests, and other expenses. The amount of funding that will be required for our clinical programs depends upon the results of our research and preclinical programs and early-stage clinical trials, regulatory requirements, the clinical trials underway plus additional clinical trials that we decide to initiate, and the various factors that affect the cost of each trial as described above. In the future, if we are able to successfully develop, market, and sell certain of our product candidates, we may be required to pay royalties or otherwise share the profits generated on such sales in connection with our collaboration and licensing agreements.
     We expect that expenses related to the filing, prosecution, defense, and enforcement of patent and other intellectual property claims will continue to be substantial as a result of patent filings and prosecutions in the United States and foreign countries.
     We believe that our existing capital resources will enable us to meet operating needs through at least mid-2009, without taking into consideration the $200.0 million aggregate principal amount of convertible senior subordinated notes, which mature in October 2008. However, this is a forward-looking statement based on our current operating plan, and there may be a change in projected revenues or expenses that would lead to our capital being consumed significantly before such time. If there is insufficient capital to fund all of our planned operations and activities, we believe we would prioritize available capital to fund preclinical and clinical development of our product candidates. We have no off-balance sheet arrangements and do not guarantee the obligations of any other entity. As of September 30, 2006, we had no established banking arrangements through which we could obtain short-term financing or a line of credit. In the event we need additional financing for the operation of our business, we will consider collaborative arrangements and additional public or private financing, including additional equity financing. In January 2005, we filed a shelf registration statement on Form S-3 to sell, in one or more offerings, up to $200.0 million of equity or debt securities, together or separately, which registration statement was declared effective in February 2005. However, there is no assurance that we will be able to complete any such offerings of securities. Factors influencing the availability of additional financing include our progress in product development, investor perception of our prospects, and the general condition of the financial markets. We may not be able to secure the necessary funding through new collaborative arrangements or additional public or private offerings. If we cannot raise adequate funds to satisfy our capital requirements, we may have to delay, scale-back, or eliminate certain of our research and development activities or future operations. This could harm our business.
Critical Accounting Policies and Significant Judgments and Estimates
     During the nine months ended September 30, 2006, there were no changes to our critical accounting policies and significant judgments and estimates, as described in our Annual Report on Form 10-K for the year ended December 31, 2005.

Future Impact of Recently Issued Accounting Standards
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No, 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will be required to adopt FIN 48 effective for the fiscal year beginning January 1, 2007. Our management is currently evaluating the potential impact of adopting FIN 48 on our financial statements.
     In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. We will be required to adopt SFAS 157 effective for the fiscal year beginning January 1, 2008. Our management is currently evaluating the potential impact of adopting SFAS 157 on our financial statements.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
     Our earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from our investment of available cash balances in investment grade corporate and U.S. government securities. We do not believe we are materially exposed to changes in interest rates. Under our current policies we do not use interest rate derivative instruments to manage exposure to interest rate changes. We estimated that a one percent change in interest rates would result in an approximately $0.5 million and $0.8 million change in the fair market value of our investment portfolio at September 30, 2006 and 2005, respectively. The decrease in the impact of an interest rate change at September 30, 2006, compared to September 30, 2005, is due to decreases in our investment portfolio’s balance and duration to maturity at the end of September 2006 versus the end of September 2005.
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

     There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     From inception on January 8, 1988 through September 30, 2006, we had a cumulative loss of $656.6 million. If we continue to incur operating losses and fail to become a profitable company, we may be unable to continue our operations. We have no products that are available for sale and do not know when we will have products available for sale, if ever. In the absence of revenue from the sale of products or other sources, the amount, timing, nature or source of which cannot be predicted, our losses will continue as we conduct our research and development activities. Until October 31, 2006, we received contract manufacturing revenue from our agreement with Merck and, until June 30, 2005, we received contract research and development revenue from our agreement with The Procter & Gamble Company. Our agreement with Procter & Gamble expired in June 2005 and our agreement with Merck expired in October 2006. The expiration of these agreements results in a significant loss of revenue to the Company.
We will need additional funding in the future, which may not be available to us, and which may force us to delay, reduce or eliminate our product development programs or commercialization efforts.

     We will need to expend substantial resources for research and development, including costs associated with clinical testing of our product candidates. We believe our existing capital resources will enable us to meet operating needs through at least mid-2009, without taking into consideration the $200.0 million aggregate principal amount of convertible senior subordinated notes, which mature in October 2008; however, our projected revenue may decrease or our expenses may increase and that would lead to our capital being consumed significantly before such time. We will likely require additional financing in the future and we may not be able to raise such additional funds. If we are able to obtain additional financing through the sale of equity or convertible debt securities, such sales may be dilutive to our shareholders. Debt financing arrangements may require us to pledge certain assets or enter into covenants that would restrict our business activities or our ability to incur further indebtedness and may contain other terms that are not favorable to our shareholders. If we are unable to raise sufficient funds to complete the development of our product candidates, we may face delay, reduction or elimination of our research and development programs or preclinical or clinical trials, in which case our business, financial condition or results of operations may be materially harmed.
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
The data from the phase 3 clinical program for the IL-1 Trap in CAPS (CIAS1-related Autoinflammatory Periodic Syndromes) may be inadequate to support regulatory approval for commercialization of the IL-1 Trap.
     The efficacy and safety data from the phase 3 clinical program for the IL-1 Trap in CAPS may be inadequate to support approval for its commercialization in this indication. Moreover, if the safety data from the ongoing clinical trials testing the IL-1 Trap are not satisfactory, we may not proceed with the filing of a biological license application, or BLA, for the IL-1 Trap or we may be forced to delay the filing. The FDA and other regulatory agencies may have varying interpretations of our clinical trial data, which could delay, limit, or prevent regulatory approval or clearance. Further, before a product candidate is approved for marketing, our manufacturing facilities must be inspected by the FDA and the FDA will not approve the product for marketing if we or our third party manufacturers are not in compliance with current good manufacturing practices. Even if the FDA and similar foreign regulatory authorities do grant marketing approval for the IL-1 Trap, they may pose restrictions on the use or marketing of the product, or may require us to conduct additional post-marketing trials. These restrictions and requirements would likely result in increased expenditures and lower revenues and may restrict our ability to commercialize the IL-1 Trap profitably.
     In addition to the FDA and other regulatory agency regulations in the United States, we are subject to a variety of foreign regulatory requirements governing human clinical trials, marketing and approval for drugs, and commercial sales and distribution of drugs in foreign countries. The foreign regulatory approval process includes all of the risks associated with FDA approval as well as country-specific regulations. Whether or not we obtain FDA approval for a product in the United States, we must obtain approval by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the IL-1 Trap in those countries.
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
     Although the IL-1 Trap was generally well tolerated and was not associated with any drug-related serious adverse events in the phase 2 rheumatoid arthritis study completed in 2003, safety or tolerability concerns may arise as we test higher doses of the IL-1 Trap in patients with other inflammatory diseases and disorders. Like TNF-antagonists such as Enbrel® (Amgen) and Remicade® (Centocor), the IL-1 Trap affects the immune defense system of the body by blocking some of its functions. Therefore, there may be an increased risk for infections to develop in patients treated with the IL-1 Trap. In addition, patients given infusions of the IL-1 Trap have developed hypersensitivity reactions, referred to as infusion reactions. These or other complications or side effects could impede or result in us abandoning the development of the IL-1 Trap.
Our product candidates in development are recombinant proteins that could cause an immune response, resulting in the creation of harmful or neutralizing antibodies against the therapeutic protein.
     In addition to the safety, efficacy, manufacturing, and regulatory hurdles faced by our product candidates, the administration of recombinant proteins frequently causes an immune response, resulting in the creation of antibodies against the therapeutic protein. The antibodies can have no effect or can totally neutralize the effectiveness of the protein, or require that higher doses be used to obtain a therapeutic effect. In some cases, the antibody can cross react with the patient’s own proteins, resulting in an “auto-immune” type disease. Whether antibodies will be created can often not be predicted from preclinical or clinical experiments, and their appearance is often delayed, so that there can be no assurance that neutralizing antibodies will not be created at a later date — in some cases even after pivotal clinical trials have been completed. Subjects who received IL-1 Trap in clinical trials have developed antibodies. It is possible that as we test the VEGF Trap and VEGF Trap-Eye with more sensitive assays in different patient populations and larger clinical trials, we will find that subjects given the VEGF Trap and VEGF Trap-Eye develop antibodies to these product candidates, which could adversely impact the development of such candidates.
We may be unable to formulate or manufacture our product candidates in a way that is suitable for clinical or commercial use.
Changes in product formulations and manufacturing processes may be required as product candidates progress in clinical development and are ultimately commercialized. For example, we are currently testing a new formulation of the VEGF Trap-Eye in a Phase 1 Trial. If we are unable to develop suitable product formulations or manufacturing processes to support large scale clinical testing of our product candidates, including the VEGF Trap, VEGF Trap-Eye, and IL-1 Trap, we may be unable to supply necessary materials for our clinical trials, which would delay the development of our product candidates. Similarly, if we are unable to supply sufficient quantities of our product or develop product formulations suitable for commercial use, we will not be able to successfully commercialize our product candidates.
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
If our collaboration with Bayer HealthCare for the VEGF Trap-Eye is terminated, our business operations and our ability to develop, manufacture, and commercialize the VEGF Trap-Eye in the time expected, or at all, would be harmed.
     We will rely heavily on Bayer HealthCare to assist with the development of the VEGF Trap-Eye. Under our agreement with them, Bayer HealthCare is required to fund approximately half of the development expenses incurred by both companies in connection with the global VEGF Trap-Eye development program. If the VEGF Trap-Eye program continues, we will rely on Bayer HealthCare to assist with funding the VEGF Trap-Eye development program, provide assistance with the enrollment and monitoring of clinical trials conducted outside the United States, obtaining regulatory approval outside the United States, and provide sales, marketing and commercial support for the product outside the United States. While we cannot assure you that the VEGF Trap-Eye will ever be successfully developed and commercialized, if Bayer HealthCare does not perform its obligations in a timely manner, or at all, our ability to develop, manufacture, and commercialize the VEGF Trap-Eye outside the United States will be significantly adversely affected. Bayer HealthCare has the right to terminate its collaboration agreement with us at any time upon six or twelve months advance notice, depending on the circumstances giving rise to termination. If Bayer HealthCare were to terminate its collaboration agreement with us, we would not have the resources or skills to replace those of our partner, which could cause significant delays in the development and/or commercialization of the VEGF Trap-Eye outside the United States and result in substantial additional costs to us. We have no sales, marketing, or distribution capabilities and would have to develop or outsource these capabilities outside the United States. Termination of the Bayer HealthCare collaboration agreement would create substantial new and additional risks to the successful development of the VEGF Trap-Eye development program.
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
     We have large-scale manufacturing operations in Rensselaer, New York. We use our facilities to produce API for our own clinical and preclinical candidates. Under a long-term manufacturing agreement with Merck, which expired in October 2006, we also produced an intermediate for a Merck pediatric vaccine at our facility in Rensselaer, New York. Since we no longer use our facilities to manufacture the Merck intermediate, and if clinical candidates are discontinued, we will have to absorb one hundred percent of related overhead costs and inefficiencies.
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
Even if our product candidates are approved for marketing, their commercial success is highly uncertain because our competitors have received approval for products with the same mechanism of action, and competitors may get to the marketplace before we do with better or lower cost drugs or the market for our product candidates may be too small to support commercialization or sufficient profitability.
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
     The market for eye disease products is also very competitive. OSI Pharmaceuticals and Pfizer are marketing an approved VEGF inhibitor (Macugen®) for age-related macular degeneration (wet AMD). Novartis and Genentech are collaborating on the commercialization and further development of a VEGF antibody fragment (Lucentis™) for the treatment of wet AMD and other eye indications that was approved by the FDA in June 2006. Many other companies are working on the development of product candidates for the potential treatment of wet AMD that act by blocking VEGF, VEGF receptors, and through the use of soluble ribonucleic acids (sRNAs) that modulate gene expression. In addition, it has been reported that ophthalmologists are using a third-party reformulated version of Genentech’s approved VEGF antagonist, Avastin, with success for the treatment of wet AMD. The National Eye Institue has recently received funding for a Phase 3 trial to compare Lucentis to Avastin in the treatment of wet AMD. The marketing approval of Macugen and Lucentis and the potential off-label use of Avastin make it more difficult for us to enroll patients in our clinical trials and successfully develop the VEGF Trap-Eye. Even if the VEGF Trap-Eye is ever approved for sale for the treatment of eye diseases, it may be difficult for our drug to compete against Lucentis or Macugen, because doctors and patients will have significant experience using these medicines. Moreover, the relatively low cost of therapy with Avastin in patients with wet AMD presents a further competitive challenge in this indication.
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
The successful commercialization of our product candidates will depend on obtaining coverage and reimbursement for use of these products from third-party payers and these payers may not agree to cover or reimburse for use of our products.
     Our products, if commercialized, may be significantly more expensive than traditional drug treatments. Our future revenues and profitability will be adversely affected if United States and foreign governmental, private third-party insurers and payers, and other third-party payers, including Medicare and Medicaid, do not agree to defray or reimburse the cost of our products to the patients. If these entities refuse to provide coverage and reimbursement with respect to our products or provide an insufficient level of coverage and reimbursement, our products may be too costly for many patients to afford them, and physicians may not prescribe them. Many third-party payers cover only selected drugs, making drugs that are not preferred by such payer more expensive for patients, and require prior authorization or failure on another type of treatment before covering a particular drug. Payers may especially impose these obstacles to coverage on higher-priced drugs, as our product candidates are likely to be.
     We intend to file an application with the FDA seeking approval to market the IL-1 Trap for the treatment of a spectrum of rare genetic disorders called CAPS. There may be too few patients with CAPS to profitably commercialize the IL-1 Trap. Physicians may not prescribe the IL-1 Trap and CAPS patients may not be able to afford the IL-1 Trap if third party payers do not agree to reimburse the cost of IL-1 Trap therapy and this would adversely affect our ability to commercialize the IL-1 Trap profitably.
     In addition to potential restrictions on coverage, the amount of reimbursement for our products may also reduce our profitability. In the United States, there have been, and we expect will continue to be, actions and proposals to control and reduce healthcare costs. Government and other third-party payers are challenging the prices charged for healthcare products and increasingly limiting, and attempting to limit, both coverage and level of reimbursement for prescription drugs.
     Since our products, including the IL-1 Trap, will likely be too expensive for most patients to afford without health insurance coverage, if our products are unable to obtain adequate coverage and reimbursement by third-party payers our ability to successfully commercialize our product candidates may be adversely impacted. Any limitation on the use of our products or any decrease in the price of our products will have a material adverse effect on our ability to achieve profitability.
     In certain foreign countries, pricing, coverage and level of reimbursement of prescription drugs are subject to governmental control, and we may be unable to negotiate coverage, pricing, and reimbursement on terms that are favorable to us. In some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. Our results of operations may suffer if we are unable to market our products in foreign countries or if coverage and reimbursement for our products in foreign countries is limited.
Risk Related to Employees
We are dependent on our key personnel and if we cannot recruit and retain leaders in our research, development, manufacturing, and commercial organizations, our business will be harmed.
     We are highly dependent on our executive officers. If we are not able to retain any of these persons or our Chairman, our business may suffer. In particular, we depend on the services of P. Roy Vagelos, M.D., the Chairman of our board of directors, Leonard Schleifer, M.D., Ph.D., our President and Chief Executive Officer, George D. Yancopoulos, M.D., Ph.D., our Executive Vice President, Chief Scientific Officer and President, Regeneron Research Laboratories, Murray A. Goldberg, our Senior Vice President, Finance & Administration, Chief Financial Officer, Treasurer, and Assistant Secretary, Neil Stahl, Ph.D., our Senior Vice President, Therapeutics and Clinical Program Development, Randall G. Rupp, Ph.D., our Senior Vice President, Manufacturing Operations, and Peter Powchik, M.D., our Senior Vice President, Clinical Development. There is intense competition in the biotechnology industry for qualified scientists and managerial personnel in the development, manufacture, and commercialization of drugs. We may not be able to continue to attract and retain the qualified personnel necessary for developing our business.

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
     A small number of our shareholders beneficially own a substantial amount of our common stock. As of September 30, 2006, our seven largest shareholders, including sanofi-aventis, beneficially owned 46.6% of our outstanding shares of Common Stock, assuming, in the case of Leonard S. Schleifer, M.D. Ph.D., our Chief Executive Officer, and P. Roy Vagelos, M.D., our Chairman, the conversion of their Class A Stock into Common Stock and the exercise of all options held by them which are exercisable within 60 days of September 30, 2006. As of September 30, 2006, sanofi-aventis owned 2,799,552 shares of Common Stock, representing approximately 5.1% of the shares of Common Stock then outstanding. Under our stock purchase agreement with sanofi-aventis, sanofi-aventis may sell no more than 500,000 of these shares in any calendar quarter. If sanofi-aventis, or our other significant shareholders or we, sell substantial amounts of our Common Stock in the public market, or the perception that such sales may occur exists, the market price of our Common Stock could fall. Sales of Common Stock by our significant shareholders, including sanofi-aventis, also might make it more difficult for us to raise funds by selling equity or equity-related securities in the future at a time and price that we deem appropriate.
     Our existing shareholders may be able to exert significant influence over matters requiring shareholder approval.

     Holders of Class A Stock, who are generally the shareholders who purchased their stock from us before our initial public offering, are entitled to ten votes per share, while holders of Common Stock are entitled to one vote per share. As of September 30, 2006, holders of Class A Stock held 29.5% of the combined voting power of all of Common Stock and Class A Stock then outstanding. These shareholders, if acting together, would be in a position to significantly influence the election of our directors and to effect or prevent certain corporate transactions that require majority or supermajority approval of the combined classes, including mergers and other business combinations. This may result in our company taking corporate actions that you may not consider to be in your best interest and may affect the price of our Common Stock. As of September 30, 2006:
•	our current officers and directors beneficially owned 14.4% of our outstanding shares of Common Stock, assuming conversion of their Class A Stock into Common Stock and the exercise of all options held by such persons which are exercisable within 60 days of September 30, 2006, and 33.1% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by such persons which are exercisable within 60 days of September 30, 2006; and

•	our seven largest shareholders beneficially owned 46.6% of our outstanding shares of Common Stock assuming, in the case of Leonard S. Schleifer, M.D., Ph.D., our Chief Executive Officer, and P. Roy Vagelos, M.D., our Chairman, the conversion of their Class A Stock into Common Stock and the exercise of all options held by them which are exercisable within 60 days of September 30, 2006. In addition, these seven shareholders held 53.4% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by our Chief Executive Officer and our Chairman which are exercisable within 60 days of September 30, 2006.
The anti-takeover effects of provisions of our charter, by-laws, and of New York corporate law, could deter, delay, or prevent an acquisition or other “change in control” of us and could adversely affect the price of our common stock.
     Our amended and restated certificate of incorporation, our by-laws and the New York Business Corporation Law contain various provisions that could have the effect of delaying or preventing a change in control of our company or our management that shareholders may consider favorable or beneficial. Some of these provisions could discourage proxy contests and make it more difficult for you and other shareholders to elect directors and take other corporate actions. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock. These provisions include:
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
     In addition, we have a Change in Control Severance Plan and many of our stock options issued under our 2000 Long-Term Incentive Plan may become fully vested in connection with a “change in control” of the Company, as defined in the plan.

Item 6. Exhibits
     (a) Exhibits

Exhibit
Number	Description
10.1	—	License and Collaboration Agreement, dated as of October 18, 2006, by and between Bayer HealthCare LLC and Regeneron Pharmaceuticals, Inc.

12.1	—	Statement re: computation of ratio of earnings to combined fixed charges.

31.1	—	Certification of CEO pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934.

31.2	—	Certification of CFO pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934.

32	—	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Regeneron Pharmaceuticals, Inc.
Date: November 6, 2006	By:	/s/ Murray A. Goldberg
Murray A. Goldberg
Senior Vice President, Finance & Administration, Chief Financial Officer, Treasurer, and Assistant Secretary