Form 10-K
period 2006-12-31
REGENERON PHARMACEUTICALS INC
filed 2007-03-12
CIK 872589

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $678,078,000, computed by reference to the closing sales price of the stock on NASDAQ on June 30, 2006, the last trading day of the registrant’s most recently completed second fiscal quarter.

The number of shares outstanding of each of the registrant’s classes of common stock as of February 28, 2007:

Class of Common Stock	Number of Shares

Class A Stock, $.001 par value	2,270,355
Common Stock, $.001 par value	63,360,389

DOCUMENTS INCORPORATED BY REFERENCE:

Specified portions of the Registrant’s definitive proxy statement to be filed in connection with solicitation of proxies for its 2007 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K. Exhibit index is located on pages 50 to 52 of this filing.

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

General

Regeneron Pharmaceuticals, Inc. is a biopharmaceutical company that discovers, develops, and intends to commercialize pharmaceutical products for the treatment of serious medical conditions. We are currently focused on three development programs: IL-1 Trap (rilonacept) in various inflammatory indications, the VEGF Trap in oncology, and the VEGF Trap eye formulation (VEGF Trap-Eye) in eye diseases using intraocular delivery. The VEGF Trap is being developed in oncology in collaboration with the sanofi-aventis Group. In October 2006, we entered into collaboration with Bayer HealthCare LLC for the development of the VEGF-Trap-Eye. Our preclinical research programs are in the areas of oncology and angiogenesis, ophthalmology, metabolic and related diseases, muscle diseases and disorders, inflammation and immune diseases, bone and cartilage, pain, and cardiovascular diseases. We expect that our next generation of product candidates will be based on our proprietary technologies for discovering and producing human monoclonal antibodies. Developing and commercializing new medicines entails significant risk and expense. Since inception we have not generated any sales or profits from the commercialization of any of our product candidates.

Our core business strategy is to maintain a strong foundation in basic scientific research and discovery-enabling technology and combine that foundation with our manufacturing and clinical development capabilities to build a successful, integrated biopharmaceutical company. We believe that our ability to develop product candidates is enhanced by the application of our technology platforms. Our discovery platforms are designed to identify specific genes of therapeutic interest for a particular disease or cell type and validate targets through high-throughput production of mammalian models. Our human monoclonal antibody (VelocImmune®) and cell line expression technologies may then be utilized to design and produce new product candidates directed against the disease target. Based on the VelocImmune platform which we believe, in conjunction with our other proprietary technologies, can accelerate the development of fully human monoclonal antibodies, we plan to move two new antibody candidates into clinical trials each year going forward beginning around the end of 2007. We continue to invest in the development of enabling technologies to assist in our efforts to identify, develop, and commercialize new product candidates.

Clinical Programs:

1.	IL-1 Trap — Inflammatory Diseases

The IL-1 Trap (rilonacept) is a protein-based product candidate designed to bind the interleukin-1 (called IL-1) cytokine and prevent its interaction with cell surface receptors. We are evaluating the IL-1 Trap in a number of diseases and disorders in which IL-1 may play an important role, including a spectrum of rare diseases called Cryopyrin-Associated Periodic Syndromes (CAPS) and other diseases associated with inflammation.

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

We plan to submit a Biologics License Application (BLA) with the U.S. Food and Drug Administration (FDA) in the second quarter of 2007, following completion of a 24-week open-label extension phase. The FDA has granted Orphan Drug status and Fast Track designation to the IL-1 Trap for the treatment of CAPS.

The first study (Part A) was a double-blind and placebo-controlled 6-week trial, in which patients randomized to receive the IL-1 Trap had an approximate 85% reduction in their mean symptom score compared to an approximate 13% reduction in patients treated with placebo (p<0.0001). Following a 9-week interval during which all patients received the IL-1 Trap, a “randomized withdrawal” study (Part B) was performed, in which the same patients were re-randomized to either switch to placebo or continue treatment with the IL-1 Trap in a double-blind manner. During the 9-week randomized withdrawal period, patients who were switched to placebo had a five-fold increase in their mean symptom score, compared with those remaining on the IL-1 Trap who had no significant change (p=.0002). Both the Part A and Part B studies achieved statistical significance in all of their pre-specified secondary and exploratory endpoints.

Preliminary analysis of the safety data from both studies indicated that there were no drug-related serious adverse events. Injection site reactions and upper respiratory tract infections, all mild to moderate in nature, occurred more frequently in patients while on the IL-1 Trap than on placebo. In these two studies, the IL-1 Trap appeared to be well tolerated; 46 of 47 randomized patients completed the Part A study, and 44 of 45 randomized patients completed the Part B study. The 24-week open-label extension phase is ongoing.

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

We are also evaluating the potential use of the IL-1 Trap in other indications in which IL-1 may play a role. Based on preclinical evidence that IL-1 appears to play a critical role in gout, we initiated a proof of concept study of the IL-1 Trap in gout in the first quarter of 2007. We are also preparing to initiate exploratory proof of concept studies of the IL-1 Trap in other indications.

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

2.	VEGF Trap — Oncology

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

The VEGF Trap is being developed in cancer indications in collaboration with sanofi-aventis. Currently, the collaboration is conducting Phase 2 studies, with patient enrollment underway in advanced ovarian cancer (AOC), non-small cell lung adenocarcinoma (NSCLA), and AOC patients with symptomatic malignant ascites (SMA). In 2004, the United States Food and Drug Administration (FDA) granted Fast Track designation to the VEGF Trap for the treatment of SMA. Sanofi-aventis reported in February 2007 that a registration filing is possible for the VEGF Trap in at least one of these single-agent indications in 2008.

In addition, five new Phase 2 single-agent studies have begun in conjunction with the National Cancer Institute (NCI) Cancer Therapy Evaluation Program (CTEP) in relapsed/refractory multiple myeloma, metastatic colorectal cancer, recurrent or metastatic cancer of the urothelium, locally advanced or metastatic gynecological soft tissue sarcoma, and recurrent malignant gliomas. An additional study is expected to begin shortly in metastatic breast cancer. The companies are working to finalize plans with NCI/CTEP for at least four additional trials in different cancer types.

We and sanofi-aventis intend to initiate five Phase 3 trials evaluating the safety and efficacy of the VEGF Trap in combination with standard chemotherapy regimens in specific cancer types, the first three of which are planned to begin in 2007. The companies plan to initiate these Phase 3 trials in the following indications:

•	first-line metastatic hormone resistant prostate cancer in combination with Taxotere®,

•	first-line metastatic pancreatic cancer in combination with gemcitabine-based regimen,

•	first-line gastric cancer in combination with Taxotere®,

•	second-line non-small cell lung cancer in combination with Taxotere®, and

•	second-line metastatic colorectal cancer in combination with FOLFIRI (Folinic Acid, Fluorouracil, and irinotecan).

Five safety and tolerability studies of the VEGF Trap in combination with standard chemotherapy regimens are continuing in a variety of cancer types to support the planned Phase 3 clinical program. The companies have previously summarized information from two of these safety and tolerability trials. One study is evaluating the VEGF Trap in combination with oxaliplatin, 5-flourouracil, and leucovorin (FOLFOX4) in a Phase 1 trial of patients with advanced solid tumors. Another study is evaluating the VEGF Trap in combination with irinotecan, 5-fluorouracil, and leucovorin (LV5FU2-CPT11) in a Phase 1 trial of patients with advanced solid tumors. Abstracts published in the 2006 ASCO Annual Meeting Proceedings reported that the VEGF Trap could be safely combined with either FOLFOX4 or LV5FU2-CPT11 at the dose levels studied. The companies are also evaluating the VEGF Trap in separate Phase 1b studies in combination with Taxotere®, cisplatin, and fluouracil; with Taxotere® and cisplatin; and with gemcitabine-erlotinib.

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

Collaboration with the sanofi-aventis Group

In September 2003, we entered into a collaboration agreement with Aventis Pharmaceuticals, Inc. (predecessor to sanofi-aventis U.S.) to collaborate on the development and commercialization of the VEGF Trap in all countries other than Japan, where we retained the exclusive right to develop and commercialize the VEGF Trap. In January 2005, we and sanofi-aventis amended the collaboration agreement to exclude from the scope of the collaboration the development and commercialization of the VEGF Trap for intraocular delivery to the eye. In December 2005, we and sanofi-aventis amended our collaboration agreement to expand the territory in which the companies are collaborating on the development of the VEGF Trap to include Japan. Under the collaboration agreement, as amended, we and sanofi-aventis will share co-promotion rights and profits on sales, if any, of the VEGF Trap outside of Japan for disease indications included in our collaboration. We are entitled to a royalty of approximately 35% on annual sales of the VEGF Trap in Japan, subject to certain potential adjustments. We may also receive up to $400.0 million in milestone payments upon receipt of specified marketing approvals. This total includes up to $360.0 million in milestone payments related to receipt of marketing approvals for up to eight VEGF Trap oncology and other indications in the United States or the European Union. Another $40.0 million of milestone payments relate to receipt of marketing approvals for up to five VEGF Trap oncology indications in Japan.

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

3.	VEGF Trap — Eye Diseases

The VEGF Trap-Eye is a form of the VEGF Trap that has been purified and formulated with excipients and at concentrations suitable for direct injection into the eye. The VEGF Trap-Eye currently is being tested in a Phase 2 trial in patients with the neovascular form of age-related macular degeneration (wet AMD) and in a small pilot study in patients with diabetic macular edema (DME).

In the second quarter of 2006, we initiated a 150 patient, 12 week, Phase 2 trial of the VEGF Trap-Eye in wet AMD. The trial is evaluating the safety and biological effect of treatment with multiple doses of the VEGF Trap-Eye using different doses and different dosing regimens. We expect to report initial three-month data from the first 75 patients enrolled in the Phase 2 trial in early 2007 and complete three-month data on all 150 patients enrolled in the study by the end of the year. We are also conducting a Phase 1 safety and tolerability trial of a new formulation of the VEGF Trap-Eye in wet AMD. An initial Phase 3 trial of the VEGF Trap-Eye in wet AMD utilizing the new formulation is planned to begin in the second half of 2007, and a second Phase 3 trial is planned once the full data from the Phase 2 trial has been analyzed.

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

Of the 20 patients evaluable for efficacy, 95 percent had stabilization or improvement in visual acuity, defined as 15 letter loss on the Early Treatment of Diabetic Retinopathy Study (ETDRS) eye chart. Patients were also evaluated for best-corrected visual acuity (BCVA), the best acuity a person can achieve with glasses. BCVA for all patients in the study increased by a mean of 4.8 letters at six weeks. In the two highest dose groups (2 mg and 4 mg), the mean improvement in BCVA was 13.5 letters, with three of six patients showing an improvement in BCVA of 15 or more letters.

VEGF-A both stimulates angiogenesis and increases vascular permeability. It has been shown in preclinical studies to be a major pathogenic factor in both wet AMD and diabetic retinopathy, and it is believed to be involved in other medical problems affecting the eyes. In clinical trials, blocking VEGF-A has been shown to be effective in patients with wet AMD, and Macugen® (OSI Pharmaceuticals, Inc.) and Lucentis® (Genentech, Inc.) have been approved to treat patients with this condition.

Wet AMD and diabetic retinopathy (DR) are two of the leading causes of adult blindness in the developed world. In both conditions, severe vision loss is caused by a combination of retinal edema and neovascular proliferation. It is estimated that in the U.S. 6% of individuals aged 65-74 and 20% of those older than 75 are affected with wet AMD. DR is a major complication of diabetes mellitus that can lead to significant vision impairment. DR is characterized, in part, by vascular leakage, which results in the collection of fluid in the retina. When the macula, the central area of the retina that is responsible for fine visual acuity, is involved, loss of visual acuity occurs. This is referred to as diabetic macular edema (DME). DME is the most prevalent cause of moderate visual loss in patients with diabetes.

Collaboration with Bayer HealthCare

In October 2006, we entered into a collaboration agreement with Bayer HealthCare for the global development, and commercialization outside the United States, of the VEGF Trap-Eye. Under the agreement we and Bayer will collaborate on, and share the costs of, the development of the VEGF Trap-Eye through an integrated global plan that encompasses wet AMD, diabetic eye diseases, and other diseases and disorders. The companies will share equally in profits from any future sales of the VEGF Trap-Eye outside the United States. If the VEGF Trap-Eye is granted marketing authorization in a major market country outside the United States and the collaboration becomes profitable, we will be obligated to reimburse Bayer for 50% of the development costs that it has incurred under the agreement from our share of the collaboration profits. Within the United States, we retained exclusive commercialization rights to the VEGF Trap-Eye and are entitled to all profits from any such sales. We received an up-front payment of $75.0 million from Bayer and can earn up to $110.0 million in total development and regulatory milestones related to the development of the VEGF Trap-Eye and marketing approvals in major market countries outside the United States. We can also earn up to $135.0 million in sales milestones if total annual sales of the VEGF Trap outside the United States achieve certain specified levels starting at $200 million.

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

Regeneron scientists also have discovered and developed a new technology for designing protein therapeutics that focuses on the discovery and production of fully human monoclonal antibodies. We call our technology VelocImmune® and, as described below, believe that it is a unique way of generating a wide variety of high affinity therapeutic, human monoclonal antibodies.

VelocImmune® (Human Monoclonal Antibodies)

We have developed a novel mouse technology platform, called VelocImmune, for producing fully human monoclonal antibodies. The VelocImmune mouse platform was generated by exploiting our VelociGene technology platform (see below), in a process in which six megabases of mouse immune gene loci were replaced or “humanized” with corresponding human immune gene loci. The VelocImmune mice can be used to generate efficiently fully human monoclonal antibodies to targets of therapeutic interest. VelocImmune and our related technologies offer the potential to increase the speed and efficiency through which human monoclonal antibody therapeutics may be discovered and validated, thereby improving the overall efficiency of our early stage drug development activities. We are utilizing the VelocImmune technology to produce our next generation of drug candidates for preclinical development and are exploring possible licensing or collaborative arrangements with third parties related to VelocImmune and related technologies.

License Agreement with AstraZeneca

In February 2007, we entered into a non-exclusive license agreement with AstraZeneca that will allow AstraZeneca to utilize our VelocImmune technology in its internal research programs to discover human monoclonal antibodies. Under the terms of the agreement, AstraZeneca made a $20.0 million non-refundable up-front payment to us. AstraZeneca also will make up to five additional annual payments of $20.0 million, subject to its ability to terminate the agreement after making the first three additional payments or earlier if the technology does not meet minimum performance criteria. We are entitled to receive a mid-single-digit royalty on any future sales of antibody products discovered by AstraZeneca using our VelocImmune technology.

VelociGene® and VelociMousetm (Target Validation)

Our VelociGene platform allows custom and precise manipulation of very large sequences of DNA to produce highly customized alterations of a specified target gene and accelerates the production of knock-out and transgenic expression models without using either positive/negative selection or isogenic DNA. In producing knock-out models, a color or fluorescent marker is substituted in place of the actual gene sequence, allowing for high-resolution visualization of precisely where the gene is active in the body, during normal body functioning, as well as in disease processes. For the optimization of pre-clinical development and toxicology programs, VelociGene offers the opportunity to humanize targets by replacing the mouse gene with the human homolog. Thus, VelociGene allows scientists to rapidly identify the physical and biological effects of deleting or over-expressing the target gene, as well as to characterize and test potential therapeutic molecules.

The VelociMouse technology also allows for the direct and immediate generation of genetically altered mice from ES cells, thereby avoiding the lengthy process involved in generating and breeding knockout mice from chimeras. Mice generated through this method are normal and healthy and exhibit a 100% germ-line transmission frequency. Furthermore, Regeneron’s VelociMice are suitable for direct phenotyping or other studies.

National Institutes of Health Grant

In September 2006, we were awarded a five-year grant from the National Institutes of Health (NIH) as part of the NIH’s Knockout Mouse Project. The goal of the Knockout Mouse Project is to build a comprehensive and broadly available resource of knockout mice to accelerate the understanding of gene function and human diseases. We will use our VelociGene technology to take aim at 3,500 of the most difficult genes to target and which are not currently the focus of other large-scale knockout mouse programs. We have also agreed to grant a limited license to a consortium of research institutions, the other major participants in the Knockout Mouse Project, to use components of our VelociGene technology in the Knockout Mouse Project. We will generate a collection of targeting vectors and targeted mouse embryonic stem cells (ES cells) which can be used to produce knockout mice.

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

Research Programs:

Oncology and Angiogenesis

In many clinical settings, positively or negatively regulating blood vessel growth could have important therapeutic benefits, as could the repair of damaged and leaky vessels. Vascular Endothelial Growth Factor (VEGF) was the first growth factor shown to be specific for blood vessels, by virtue of having its receptor specifically expressed on blood vessel cells. In 1994, we discovered a second family of angiogenic growth factors, termed the Angiopoietins, and we have received patents covering members of this family. The Angiopoietins include naturally occurring positive and negative regulators of angiogenesis, as described in numerous scientific manuscripts published by our scientists and their collaborators. The Angiopoietins are being evaluated in preclinical research by us and our academic collaborators. Our preclinical studies have revealed that VEGF and the Angiopoietins normally function in a coordinated and collaborative manner during blood vessel growth. Manipulation of both VEGF and Angiopoietins seems to be of value in blocking vessel growth. We have research programs focusing on several targets in the areas of oncology and angiogenesis.

Tumors depend on the growth of new blood vessels (a process called “angiogenesis”) to support their continued growth. Therapies that block tumor angiogenesis, specifically those that block VEGF, the key initiator of tumor angiogenesis, recently have been validated in human cancer patients. However, anti-VEGF approaches do not work in all patients, and many tumors can become resistant to such therapies.

In the December 21, 2006 issue of the journal Nature, we reported data from a preclinical study demonstrating that blocking an important cell signaling molecule, known as Delta-like Ligand 4 (Dll4), inhibited the growth of experimental tumors by interfering with their ability to produce a functional blood supply. The inhibition of tumor growth was seen in a variety of tumor types, including those that were resistant to blockade of VEGF, suggesting a novel anti-angiogenesis therapeutic approach. A fully human monoclonal antibody to Dll4, that was discovered using our VelocImmune technology, is in preclinical development.

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

Manufacturing

In 1993, we purchased our 104,000 square foot Rensselaer, New York manufacturing facility, and in 2003 completed a 19,500 square foot expansion. This facility is used to manufacture therapeutic candidates for our own preclinical and clinical studies. We also used the facility to manufacture a product for Merck & Co., Inc. under a contract that expired in October 2006. In July 2002, we leased 75,000 square feet in a building near our Rensselaer facility which is being used for the manufacture of Traps and for warehouse space. At December 31, 2006, we employed 188 people at these owned and leased manufacturing facilities. There were no impairment losses associated with long-lived assets at these facilities as of December 31, 2006.

Among the conditions for regulatory marketing approval of a medicine is the requirement that the prospective manufacturer’s quality control and manufacturing procedures conform to the GMP regulations of the health authority. In complying with standards set forth in these regulations, manufacturers must continue to expend time, money, and effort in the areas of production and quality control to ensure full technical compliance. Manufacturing establishments, both foreign and domestic, are also subject to inspections by or under the authority of the FDA and by other national, federal, state, and local agencies. If our manufacturing facilities fail to comply with FDA and other regulatory requirements, we will be required to suspend manufacturing. This will have a material adverse effect on our financial condition, results of operations, and cash flow.

Competition

We face substantial competition from pharmaceutical, biotechnology, and chemical companies (see “Risk Factors — Even if our product candidates are ever approved, their commercial success is highly uncertain because our competitors may get to the marketplace before we do with better or lower cost drugs or the market for our product candidates may be too small to support commercialization or sufficient profitability.”). Our competitors may include Genentech, Novartis, Pfizer Inc., OSI Pharmaceuticals, Inc., Bayer HealthCare, Onyx Pharmaceuticals, Inc., Abbott Laboratories, sanofi-aventis, Merck, Amgen, Roche, and others. Many of our competitors have substantially greater research, preclinical, and clinical product development and manufacturing capabilities, and financial, marketing, and human resources than we do. Our smaller competitors may also be significant if they acquire or discover patentable inventions, form collaborative arrangements, or merge with large pharmaceutical companies. Even if we achieve product commercialization, one or more of our competitors may achieve product commercialization earlier than we do or obtain patent protection that dominates or adversely affects our activities. Our ability to compete will depend on how fast we can develop safe and effective product candidates, complete clinical testing and approval processes, and supply commercial quantities of the product to the market. Competition among product candidates approved for sale will also be based on efficacy, safety, reliability, availability, price, patent position, and other factors.

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

In particular, Genentech has an approved VEGF antagonist, Avastin®, on the market for treating certain cancers and a number of pharmaceutical and biotechnology companies are working to develop competing VEGF antagonists, including Novartis, OSI Pharmaceuticals, Pfizer, and Imclone Systems Incorporated. Many of these molecules are further along in development than the VEGF Trap and may offer competitive advantages over our molecule. Novartis has an ongoing Phase 3 clinical development program evaluating an orally delivered VEGF tyrosine kinase inhibitor in different cancer settings. Each of Pfizer and Onyx Pharmaceuticals (together with its partner Bayer) has received approval from the FDA to market and sell an oral medication that targets tumor cell growth and new vasculature formation that fuels the growth of tumors.

The market for eye disease products is also very competitive. Novartis and Genentech are collaborating on the commercialization and further development of a VEGF antibody fragment (Lucentis®) for the treatment of age-related macular degeneration (wet AMD) and other eye indications that was approved by the FDA in June 2006. OSI Pharmaceuticals and Pfizer are marketing an approved VEGF inhibitor (Macugen®) for wet AMD. Many other companies are working on the development of product candidates for the potential treatment of wet AMD that act by blocking VEGF, VEGF receptors, and through the use of soluble ribonucleic acids (sRNAs) that modulate gene expression. In addition, ophthalmologists are using off-label a third-party reformulated version of Genentech’s approved VEGF antagonist, Avastin, with success for the treatment of wet AMD. The National Eye Institue recently has received funding for a Phase 3 trial to compare Lucentis to Avastin in the treatment of wet AMD.

IL-1 Trap.  The availability of highly effective FDA approved TNF-antagonists such as Enbrel® (Amgen), Remicade® (Centocor), and Humira® (Abbott) and the IL-1 receptor antagonist Kineret (Amgen), and other marketed therapies makes it difficult to successfully develop and commercialize the IL-1 Trap. Even if the IL-1Trap is ever approved for sale, it will be difficult for our drug to compete against these FDA approved TNF-antagonists because doctors and patients will have significant experience using these effective medicines. Moreover, there are both small molecules and antibodies in development by third parties that are designed to block the synthesis of interleukin-1 or inhibit the signaling of interleukin-1. For example, Eli Lilly and Company and Novartis are each developing antibodies to interleukin-1 and Amgen is developing an antibody to the interleukin-1 receptor. These drug candidates could offer competitive advantages over the IL-1 Trap. The successful development of these competing molecules could delay or impair our ability to successfully develop and commercialize the IL-1 Trap.

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

Various federal, state, and foreign statutes and regulations also govern or influence the research, manufacture, safety, labeling, storage, record keeping, marketing, transport, and other aspects of pharmaceutical product candidates. The lengthy process of seeking these approvals and the compliance with applicable statutes and regulations require the expenditure of substantial resources. Any failure by us or our collaborators or licensees to obtain, or any delay in obtaining, regulatory approvals could adversely affect the manufacturing or marketing of our products and our ability to receive product or royalty revenue.

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

Business Segments

Through 2006, our operations were managed in two business segments: research and development, and contract manufacturing. The research and development segment includes all activities related to the discovery of pharmaceutical products for the treatment of serious medical conditions, and the development and commercialization of these discoveries. It also includes revenues and expenses related to (i) the development of manufacturing processes prior to commencing commercial production of a product under contract manufacturing arrangements and (ii) the supply of specified, ordered research materials using Regeneron-developed proprietary technology. The contract manufacturing segment includes all revenues and expenses related to the commercial production of products under contract manufacturing arrangements. During 2006, 2005, and 2004, the Company manufactured a product for Merck under a contract that expired in October 2006. For financial information about these segments, see Note 20, “Segment Information”, beginning on page F-34 in our Financial Statements. Due to the expiration of our manufacturing agreement with Merck, beginning in 2007 we only have a research and development business segment.

Employees

As of December 31, 2006, we had 573 full-time employees, of whom 80 held a Ph.D. or M.D. degree or both. We believe that we have been successful in attracting skilled and experienced personnel in a highly competitive environment; however, competition for these personnel is intense. None of our personnel are covered by collective bargaining agreements and our management considers its relations with our employees to be good.

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

From inception on January 8, 1988 through December 31, 2006, we had a cumulative loss of $687.6 million. If we continue to incur operating losses and fail to become a profitable company, we may be unable to continue our operations. We have no products that are available for sale and do not know when we will have products available for sale, if ever. In the absence of revenue from the sale of products or other sources, the amount, timing, nature or source of which cannot be predicted, our losses will continue as we conduct our research and development activities. Until October 31, 2006, we received contract manufacturing revenue from our agreement with Merck and, until June 30, 2005, we received contract research and development revenue from our agreement with The Procter & Gamble Company. Our agreement with Procter & Gamble expired in June 2005 and our agreement with Merck expired in October 2006. The expiration of these agreements has resulted in a significant loss of revenue to the Company.

We will need additional funding in the future, which may not be available to us, and which may force us to delay, reduce or eliminate our product development programs or commercialization efforts.

We will need to expend substantial resources for research and development, including costs associated with clinical testing of our product candidates. We believe our existing capital resources will enable us to meet operating needs through at least early 2010, without taking into consideration the $200.0 million aggregate principal amount of convertible senior subordinated notes, which mature in October 2008; however, our projected revenue may decrease or our expenses may increase and that would lead to our capital being consumed significantly before such time. We will likely require additional financing in the future and we may not be able to raise such additional funds. If we are able to obtain additional financing through the sale of equity or convertible debt securities, such sales may be dilutive to our shareholders. Debt financing arrangements may require us to pledge certain assets or enter into covenants that would restrict our business activities or our ability to incur further indebtedness and may contain other terms that are not favorable to our shareholders. If we are unable to raise sufficient funds to complete the development of our product candidates, we may face delay, reduction or elimination of our research and development programs or preclinical or clinical trials, in which case our business, financial condition or results of operations may be materially harmed.

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

We must conduct extensive testing of our product candidates before we can obtain regulatory approval to market and sell them. We need to conduct both preclinical animal testing and human clinical trials. Conducting these trials is a lengthy, time-consuming, and expensive process. These tests and trials may not achieve favorable results for many reasons, including, among others, failure of the product candidate to demonstrate safety or efficacy, the development of serious or life-threatening adverse events (or side effects) caused by or connected with exposure to the product candidate, difficulty in enrolling and maintaining subjects in the clinical trial, lack of sufficient supplies of the product candidate or comparator drug, and the failure of clinical investigators, trial monitors and other consultants, or trial subjects to comply with the trial plan or protocol. A clinical trial may fail because it did not include a sufficient number of patients to detect the endpoint being measured or reach statistical significance. A clinical trial may also fail because the dose(s) of the investigational drug included in the trial were either too low or too high to determine the optimal effect of the investigational drug in the disease setting. For example, we are studying higher doses of the IL-1 Trap in different diseases after a Phase 2 trial using lower doses of the IL-1 Trap in subjects with rheumatoid arthritis failed to achieve its primary endpoint.

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

The data from the Phase 3 clinical program for the IL-1 Trap in CAPS (Cryopyrin Associated Periodic Syndromes) may be inadequate to support regulatory approval for commercialization of the IL-1 Trap.

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

During the conduct of clinical trials, patients report changes in their health, including illnesses, injuries, and discomforts, to their study doctor. Often, it is not possible to determine whether or not the drug candidate being studied caused these conditions. Various illnesses, injuries, and discomforts have been reported from time-to-time during clinical trials of our product candidates. It is possible as we test our current drug candidates in larger, longer, and more extensive clinical programs, illnesses, injuries, and discomforts that were observed in earlier trials, as well as conditions that did not occur or went undetected in smaller previous trials, will be reported by patients. Many times, side effects are only detectable after investigational drugs are tested in large scale, Phase 3 clinical trials or, in some cases, after they are made available to patients after approval. If additional clinical experience indicates that any of our product candidates has many side effects or causes serious or life-threatening side effects, the development of the product candidate may fail or be delayed, which would severely harm our business.

Our VEGF Trap is being studied for the potential treatment of certain types of cancer and our VEGF Trap-Eye candidate is being studied in diseases of the eye. There are many potential safety concerns associated with significant blockade of vascular endothelial growth factor, or VEGF. These risks, based on the clinical and preclinical experience of systemically delivered VEGF inhibitors, including the systemic delivery of the VEGF Trap, include bleeding, hypertension, and proteinuria. These serious side effects and other serious side effects have been reported in our systemic VEGF Trap studies in cancer and diseases of the eye. In addition, patients given infusions of any protein, including the VEGF Trap delivered through intravenous administration, may develop severe hypersensitivity reactions or infusion reactions. Other VEGF blockers have reported side effects that became evident only after large scale trials or after marketing approval and large numbers of patients were treated. These include side effects that we have not yet seen in our trials such as heart attack and stroke. These and other complications or side effects could harm the development of the VEGF Trap for the treatment of cancer or the VEGF Trap-Eye for the treatment of diseases of the eye.

It is possible that safety or tolerability concerns may arise as we test higher doses of the IL-1 Trap in patients with other inflammatory diseases and disorders. Like TNF-antagonists such as Enbrel® (Amgen) and Remicade® (Centocor), the IL-1 Trap affects the immune defense system of the body by blocking some of its functions. Therefore, there may be an increased risk for infections to develop in patients treated with the IL-1 Trap. In addition, patients given infusions of the IL-1 Trap have developed hypersensitivity reactions or infusion reactions. These or other complications or side effects could impede or result in us abandoning the development of the IL-1 Trap.

Our product candidates in development are recombinant proteins that could cause an immune response, resulting in the creation of harmful or neutralizing antibodies against the therapeutic protein.

In addition to the safety, efficacy, manufacturing, and regulatory hurdles faced by our product candidates, the administration of recombinant proteins frequently causes an immune response, resulting in the production of antibodies against the therapeutic protein. The antibodies can have no effect or can totally neutralize the effectiveness of the protein, or require that higher doses be used to obtain a therapeutic effect. In some cases, the antibody can cross react with the patient’s own proteins, resulting in an “auto-immune” type disease. Whether antibodies will be created can often not be predicted from preclinical or clinical experiments, and their detection or appearance is often delayed, so that there can be no assurance that neutralizing antibodies will not be detected at a later date — in some cases even after pivotal clinical trials have been completed. Subjects who received IL-1 Trap in clinical trials have developed antibodies. It is possible that as we test the VEGF Trap and VEGF Trap-Eye with more sensitive assays in different patient populations and larger clinical trials, we will find that subjects given the VEGF Trap and VEGF Trap-Eye produce antibodies to these product candidates, which could adversely impact the development of such candidates.

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

Our commercial success depends significantly on our ability to operate without infringing the patents and other proprietary rights of third parties. Other parties may allege that they have blocking patents to our products in clinical development, either because they claim to hold proprietary rights to the composition of a product or the way it is manufactured or used. Moreover, other parties may allege that they have blocking patents to antibody products made using our VelocImmune technology, either because of the way the antibodies are discovered or produced or because of a proprietary position covering an antibody or the antibody’s target.

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

Before approving a new drug or biologic product, the FDA requires that the facilities at which the product will be manufactured be in compliance with current good manufacturing practices, or cGMP requirements. Manufacturing product candidates in compliance with these regulatory requirements is complex, time-consuming, and expensive. To be successful, our products must be manufactured for development, and following approval in commercial quantities, in compliance with regulatory requirements, and at competitive costs. If we or any of our product collaborators or third-party manufacturers, product packagers, or labelers are unable to maintain regulatory compliance, the FDA can impose regulatory sanctions, including, among other things, refusal to approve a pending application for a new drug or biologic product, or revocation of a pre-existing approval. As a result, our business, financial condition, and results of operations may be materially harmed.

If the testing or use of our products harms people, we could be subject to costly and damaging product liability claims. We could also face costly and damaging claims arising from employment law, securities law, environmental law, or other applicable laws governing our operations.

The testing, manufacturing, marketing, and sale of drugs for use in people expose us to product liability risk. Any informed consent or waivers obtained from people who are enrolled in our clinical trials may not protect us from liability or the cost of litigation. Our product liability insurance may not cover all potential liabilities or may not completely cover any liability arising from any such litigation. Moreover, we may not have access to liability insurance or be able to maintain our insurance on acceptable terms.

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

The Sarbanes-Oxley Act of 2002, which became law in July 2002, has required changes in some of our corporate governance, securities disclosure and compliance practices. Pursuant to the requirements of that Act, the SEC and the NASDAQ Stock Market have promulgated rules and listing standards covering a variety of subjects. Compliance with these new rules and listing standards has increased our legal costs, and significantly increased our accounting and auditing costs, and we expect these costs to continue. These developments may make it more difficult and more expensive for us to obtain directors’ and officers’ liability insurance. Likewise, these developments may make it more difficult for us to attract and retain qualified members of our board of directors, particularly independent directors, or qualified executive officers.

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

We will rely heavily on Bayer HealthCare to assist with the development of the VEGF Trap-Eye. Under our agreement with them, Bayer HealthCare is required to fund approximately half of the development expenses incurred by both companies in connection with the global VEGF Trap-Eye development program. If the VEGF Trap-Eye program continues, we will rely on Bayer HealthCare to assist with funding the VEGF Trap-Eye development program, providing assistance with the enrollment and monitoring of clinical trials conducted outside the United States, obtaining regulatory approval outside the United States, and providing sales, marketing and commercial support for the product outside the United States. In particular, Bayer HealthCare has responsibility for selling VEGF Trap-Eye outside the United States using its sales force. While we cannot assure you that the VEGF Trap-Eye will ever be successfully developed and commercialized, if Bayer HealthCare does not perform its obligations in a timely manner, or at all, our ability to develop, manufacture, and commercialize the VEGF Trap-Eye outside the United States will be significantly adversely affected. Bayer HealthCare has the right to terminate its collaboration agreement with us at any time upon six or twelve months advance notice, depending on the circumstances giving rise to termination. If Bayer HealthCare were to terminate its collaboration agreement with us, we would not have the resources or skills to replace those of our partner, which could cause significant delays in the development and/or commercialization of the VEGF Trap-Eye outside the United States and result in substantial additional costs to us. We have no sales, marketing, or distribution capabilities and would have to develop or outsource these capabilities outside the United States. Termination of the Bayer HealthCare collaboration agreement would create substantial new and additional risks to the successful development of the VEGF Trap-Eye development program.

Our collaborators and service providers may fail to perform adequately in their efforts to support the development, manufacture, and commercialization of our drug candidates.

We depend upon third-party collaborators, including sanofi-aventis, Bayer HealthCare, and service providers such as clinical research organizations, outside testing laboratories, clinical investigator sites, and third-party manufacturers and product packagers and labelers, to assist us in the development of our product candidates. If any of our existing collaborators or service providers breaches or terminates its agreement with us or does not perform its development or manufacturing services under an agreement in a timely manner or at all, we could experience additional costs, delays, and difficulties in the development or commercialization of our product candidates.

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

We have large-scale manufacturing operations in Rensselaer, New York. We use our facilities to produce bulk product for clinical and preclinical candidates for ourselves and our collaborations. If our clinical candidates are discontinued, we will have to absorb one hundred percent of related overhead costs and inefficiencies.

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

Also, certain of the raw materials required in the manufacture and the formulation of our clinical candidates may be derived from biological sources, including mammalian tissues, bovine serum, and human serum albumin. There are certain European regulatory restrictions on using these biological source materials. If we are required to substitute for these sources to comply with European regulatory requirements, our clinical development activities may be delayed or interrupted.

Risks Related to Commercialization of Products

If we are unable to establish sales, marketing, and distribution capabilities, or enter into agreements with third parties to do so, we will be unable to successfully market and sell future products.

We have no sales or distribution personnel or capabilities and have only a small staff with marketing capabilities. If we are unable to obtain those capabilities, either by developing our own organizations or entering into agreements with service providers, we will not be able to successfully sell any products that we may obtain regulatory approval for and bring to market in the future. In that event, we will not be able to generate significant revenue, even if our product candidates are approved. We cannot guarantee that we will be able to hire the qualified sales and marketing personnel we need or that we will be able to enter into marketing or distribution agreements with third-party providers on acceptable terms, if at all. Under the terms of our collaboration agreement with sanofi-aventis, we currently rely on sanofi-aventis for sales, marketing, and distribution of the VEGF Trap in cancer indications, should it be approved in the future by regulatory authorities for marketing. We will have to rely on a third party or devote significant resources to develop our own sales, marketing, and distribution capabilities for our other product candidates, including the VEGF Trap-Eye in the United States, and we may be unsuccessful in developing our own sales, marketing, and distribution organization.

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

We face substantial competition from pharmaceutical, biotechnology, and chemical companies. Many of our competitors have substantially greater research, preclinical and clinical product development and manufacturing capabilities, and financial, marketing, and human resources than we do. Our smaller competitors may also enhance their competitive position if they acquire or discover patentable inventions, form collaborative arrangements, or merge with large pharmaceutical companies. Even if we achieve product commercialization, our competitors have achieved, and may continue to achieve, product commercialization before our products are approved for marketing and sale.

Genentech has an approved VEGF antagonist, Avastin® (Genentech), on the market for treating certain cancers and a number of pharmaceutical and biotechnology companies are working to develop competing VEGF antagonists, including Novartis, OSI Pharmaceuticals, and Pfizer. Many of these molecules are further along in development than the VEGF Trap and may offer competitive advantages over our molecule. Novartis has an ongoing Phase 3 clinical development program evaluating an orally delivered VEGF tyrosine kinase inhibitor in different cancer settings. Each of Pfizer and Onyx Pharmaceuticals (together with its partner Bayer) has received approval from the FDA to market and sell an oral medication that targets tumor cell growth and new vasculature formation that fuels the growth of tumors. The marketing approvals for Genentech’s VEGF antagonist, Avastin, and their extensive, ongoing clinical development plan for Avastin in other cancer indications, may make it more difficult for us to enroll patients in clinical trials to support the VEGF Trap and to obtain regulatory approval of the VEGF Trap in these cancer settings. This may delay or impair our ability to successfully develop and commercialize the VEGF Trap. In addition, even if the VEGF Trap is ever approved for sale for the treatment of certain cancers, it will be difficult for our drug to compete against Avastin and the FDA approved kinase inhibitors, because doctors and patients will have significant experience using these medicines. In addition, an oral medication may be considerably less expensive for patients than a biologic medication, providing a competitive advantage to companies that market such products.

The market for eye disease products is also very competitive. Novartis and Genentech are collaborating on the commercialization and further development of a VEGF antibody fragment (Lucentis®) for the treatment of age-related macular degeneration (wet AMD) and other eye indications that was approved by the FDA in June 2006. OSI Pharmaceuticals and Pfizer are marketing an approved VEGF inhibitor (Macugen®) for wet AMD. Many other companies are working on the development of product candidates for the potential treatment of wet AMD that act by blocking VEGF, VEGF receptors, and through the use of soluble ribonucleic acids (sRNAs) that modulate gene expression. In addition, ophthalmologists are using off-label a third-party reformulated version of Genentech’s approved VEGF antagonist, Avastin, with success for the treatment of wet AMD. The National Eye Institute recently has received funding for a Phase 3 trial to compare Lucentis to Avastin in the treatment of wet AMD. The marketing approval of Macugen and Lucentis and the potential off-label use of Avastin make it more difficult for us to enroll patients in our clinical trials and successfully develop the VEGF Trap-Eye. Even if the VEGF Trap-Eye is ever approved for sale for the treatment of eye diseases, it may be difficult for our drug to compete against Lucentis or Macugen, because doctors and patients will have significant experience using these medicines. Moreover, the relatively low cost of therapy with Avastin in patients with wet AMD presents a further competitive challenge in this indication.

The availability of highly effective FDA approved TNF-antagonists such as Enbrel® (Amgen), Remicade® (Centocor), and Humira® (Abbott Laboratories), and the IL-1 receptor antagonist Kineret® (Amgen), and other marketed therapies, makes it more difficult to successfully develop and commercialize the IL-1 Trap. This is one of the reasons we discontinued the development of the IL-1 Trap in adult rheumatoid arthritis. In addition, even if the IL-1 Trap is ever approved for sale, it will be difficult for our drug to compete against these FDA approved TNF-antagonists in indications where both are useful because doctors and patients will have significant experience using these effective medicines. Moreover, in such indications these approved therapeutics may offer competitive advantages over the IL-1 Trap, such as requiring fewer injections.

There are both small molecules and antibodies in development by third parties that are designed to block the synthesis of interleukin-1 or inhibit the signaling of interleukin-1. For example, Eli Lilly and Company and Novartis are each developing antibodies to interleukin-1 and Amgen is developing an antibody to the interleukin-1 receptor. These drug candidates could offer competitive advantages over the IL-1 Trap. The successful development of these competing molecules could delay or impair our ability to successfully develop and commercialize the IL-1 Trap. For example, we may find it difficult to enroll patients in clinical trials for the IL-1 Trap if the companies developing these competing interleukin-1 inhibitors commence clinical trials in the same indications.

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

We are highly dependent on certain of our executive officers. If we are not able to retain any of these persons or our Chairman, our business may suffer. In particular, we depend on the services of P. Roy Vagelos, M.D., the Chairman of our board of directors, Leonard Schleifer, M.D., Ph.D., our President and Chief Executive Officer, George D. Yancopoulos, M.D., Ph.D., our Executive Vice President, Chief Scientific Officer and President, Regeneron Research Laboratories, and Neil Stahl, Ph.D., our Senior Vice President, Research and Development Sciences. There is intense competition in the biotechnology industry for qualified scientists and managerial personnel in the development, manufacture, and commercialization of drugs. We may not be able to continue to attract and retain the qualified personnel necessary for developing our business.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on the Company’s internal control over financial reporting in their annual reports on Form 10-K that contains an assessment by management of the effectiveness of our internal control over financial reporting. In addition, the independent registered public accounting firm auditing our financial statements must attest to and report on management’s assessment and on the effectiveness of our internal control over financial reporting. Our independent registered public accounting firm provided us with an unqualified report as to our assessment and the effectiveness of our internal control over financial reporting as of December 31, 2006, which report is included in this Annual Report on Form 10-K. However, we cannot assure you that management or our independent registered public accounting firm will be able to provide such an assessment or unqualified report as of future year-ends. In this event, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the market value of our common stock.

Future sales of our common stock by our significant shareholders or us may depress our stock price and impair our ability to raise funds in new share offerings.

A small number of our shareholders beneficially own a substantial amount of our common stock. As of December 31, 2006, our seven largest shareholders, including sanofi-aventis, beneficially owned 41.1% of our outstanding shares of Common Stock, assuming, in the case of Leonard S. Schleifer, M.D. Ph.D., our Chief Executive Officer, and P. Roy Vagelos, M.D., our Chairman, the conversion of their Class A Stock into Common Stock and the exercise of all options held by them which are exercisable within 60 days of December 31, 2006. As of December 31, 2006, sanofi-aventis owned 2,799,552 shares of Common Stock, representing 4.4% of the shares of Common Stock then outstanding. Under our stock purchase agreement with sanofi-aventis, sanofi-aventis may sell no more than 500,000 of these shares in any calendar quarter. If sanofi-aventis, or our other significant shareholders or we, sell substantial amounts of our Common Stock in the public market, or the perception that such sales may occur exists, the market price of our Common Stock could fall. Sales of Common Stock by our significant shareholders, including sanofi-aventis, also might make it more difficult for us to raise funds by selling equity or equity-related securities in the future at a time and price that we deem appropriate.

Our existing shareholders may be able to exert significant influence over matters requiring shareholder approval.

Holders of Class A Stock, who are generally the shareholders who purchased their stock from us before our initial public offering, are entitled to ten votes per share, while holders of Common Stock are entitled to one vote per share. As of December 31, 2006, holders of Class A Stock held 26.5% of the combined voting power of all of Common Stock and Class A Stock then outstanding. These shareholders, if acting together, would be in a position to significantly influence the election of our directors and to effect or prevent certain corporate transactions that require majority or supermajority approval of the combined classes, including mergers and other business combinations. This may result in our company taking corporate actions that you may not consider to be in your best interest and may affect the price of our Common Stock. As of December 31, 2006:

•	our current officers and directors beneficially owned 13.3% of our outstanding shares of Common Stock, assuming conversion of their Class A Stock into Common Stock and the exercise of all options held by such persons which are exercisable within 60 days of December 31, 2006, and 30.5% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by such persons which are exercisable within 60 days of December 31, 2006; and

•	our seven largest shareholders beneficially owned 41.1% of our outstanding shares of Common Stock assuming, in the case of Leonard S. Schleifer, M.D., Ph.D., our Chief Executive Officer, and P. Roy Vagelos, M.D., our Chairman, the conversion of their Class A Stock into Common Stock and the exercise of all options held by them which are exercisable within 60 days of December 31, 2006. In addition, these seven shareholders held 48.7% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by our Chief Executive Officer and our Chairman which are exercisable within 60 days of December 31, 2006.

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

In addition, we have a Change in Control Severance Plan and our chief executive officer has an employment agreement that provides severance benefits in the event our officers are terminated as a result of a change in control of the Company. Many of our stock options issued under our 2000 Long-Term Incentive Plan may become fully vested in connection with a “change in control” of our company, as defined in the plan.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We conduct our research, development, manufacturing, and administrative activities at our owned and leased facilities. We currently lease approximately 236,000 square feet of laboratory and office space in Tarrytown, New York.

In December 2006, we entered into a new operating lease agreement for approximately 221,000 square feet of laboratory and office space at our current Tarrytown location. The new lease includes approximately 27,000 square feet that we currently occupy (our retained facilities) and approximately 194,000 square feet to be located in new facilities that will be constructed and which are expected to be completed in early-2009. The term of the lease is expected to commence in early-2008 and will expire approximately 16 years later. Under the new lease we also have various options and rights on additional space at the Tarrytown site, and will continue to lease our present facilities until the new facilities are ready for occupancy. In addition, the lease contains three renewal options to extend the term of the lease by five years each and early termination options for our retained facilities only. The lease provides for monthly payments over the term of the lease related to our retained facilities, the costs of construction and tenant improvements for our new facilities, and additional charges for utilities, taxes, and operating expenses.

We own a facility in Rensselaer, New York, consisting of two buildings totaling approximately 123,500 square feet of research, manufacturing, office, and warehouse space. We also lease an additional 75,000 square feet of manufacturing, office, and warehouse space in Rensselaer.

The following table summarizes the information regarding our current property leases:

			Current Monthly
	Square		Base Rental	Renewal Option
Location	Footage	Expiration	Charges (1)	Available

Tarrytown (2)	209,000	March, 2009 (3)	$309,000	none
Tarrytown (2)	194,000	March, 2024 (3)		three 5-year terms
Tarrytown	27,000	March, 2024 (3)	$52,000	three 5-year terms
Rensselaer	75,000	July 11, 2012	$25,000	one 5-year term

(1)	Excludes additional rental charges for utilities, taxes, and operating expenses, as defined.

(2)	Upon completion of the new facilities, as described above, we will release the 209,000 square feet of space in our current facility and take over 194,000 square feet in the newly constructed buildings.

(3)	Estimated based upon expected completion of our new facilities, as described above.

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

No matters were submitted to a vote of our security holders during the last quarter of the fiscal year ended December 31, 2006.

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

The following table sets forth, for the periods indicated, the range of high and low sales prices for the Common Stock as reported by The NASDAQ Stock Market:

	High	Low

2005
First Quarter	$9.36	$4.75
Second Quarter	8.84	4.61
Third Quarter	10.67	7.36
Fourth Quarter	17.37	8.55
2006
First Quarter	$18.00	$14.35
Second Quarter	16.69	10.97
Third Quarter	17.00	10.88
Fourth Quarter	24.85	15.27

As of February 28, 2007, there were 538 shareholders of record of our Common Stock and 44 shareholders of record of our Class A Stock.

We have never paid cash dividends and do not anticipate paying any in the foreseeable future.

The information under the heading “Equity Compensation Plan Information” in our definitive proxy statement with respect to our 2007 Annual Meeting of Shareholders to be filed with the SEC is incorporated by reference into Item 12 of this Report on Form 10-K.

STOCK PERFORMANCE GRAPH

Set forth below is a line graph comparing the cumulative total shareholder return on Regeneron’s Common Stock with the cumulative total return of (i) The NASDAQ Pharmaceuticals Stocks Index and (ii) The NASDAQ Stock Market (U.S.) Index for the period from December 31, 2001 through December 31, 2006. The comparison assumes that $100 was invested on December 31, 2001 in our Common Stock and in each of the foregoing indices. All values assume reinvestment of the pre-tax value of dividends paid by companies included in these indices. The historical stock price performance of our Common Stock shown in the graph below is not necessarily indicative of future stock price performance.

	12/31/2001	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006
Regeneron	$100.00	$65.73	$52.24	$32.71	$56.46	$71.27
NASDAQ Pharm	100.00	64.62	94.72	100.88	111.09	108.75
NASDAQ US	100.00	69.13	103.36	112.49	114.88	126.22

Item 6.	Selected Financial Data

The selected financial data set forth below for the years ended December 31, 2006, 2005, and 2004 and at December 31, 2006 and 2005 are derived from and should be read in conjunction with our audited financial statements, including the notes thereto, included elsewhere in this report. The selected financial data for the years ended December 31, 2003 and 2002 and at December 31, 2004, 2003, and 2002 are derived from our audited financial statements not included in this report.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)

Statement of Operations Data
Revenues
Contract research and development	$51,136	$52,447	$113,157	$47,366	$10,924
Research progress payments			42,770
Contract manufacturing	12,311	13,746	18,090	10,131	11,064

	63,447	66,193	174,017	57,497	21,988

Expenses
Research and development	137,064	155,581	136,095	136,024	124,953
Contract manufacturing	8,146	9,557	15,214	6,676	6,483
General and administrative	25,892	25,476	17,062	14,785	12,532

	171,102	190,614	168,371	157,485	143,968

Income (loss) from operations	(107,655)	(124,421)	5,646	(99,988)	(121,980)

Other income (expense)
Other contract income		30,640	42,750
Investment income	16,548	10,381	5,478	4,462	9,462
Interest expense	(12,043)	(12,046)	(12,175)	(11,932)	(11,859)

	4,505	28,975	36,053	(7,470)	(2,397)

Net income (loss) before cumulative effect of a change in accounting principle	(103,150)	(95,446)	41,699	(107,458)	(124,377)
Cumulative effect of adopting Statement of Accounting Standards No. 123R (“SFAS 123R”)	813

Net income (loss)	$(102,337)	$(95,446)	$41,699	$(107,458)	$(124,377)

Net income (loss) per share, basic:
Net income (loss) before cumulative effect of a change in accounting principle	$(1.78)	$(1.71)	$0.75	$(2.13)	$(2.83)
Cumulative effect of adopting SFAS 123R	0.01

Net income (loss)	$(1.77)	$(1.71)	$0.75	$(2.13)	$(2.83)

Net income (loss) per share, diluted	$(1.77)	$(1.71)	$0.74	$(2.13)	$(2.83)

	At December 31,
	2006	2005	2004	2003	2002
	(In thousands)

Balance Sheet Data
Cash, cash equivalents, marketable securities, and restricted marketable securities (current and non-current)	$522,859	$316,654	$348,912	$366,566	$295,246
Total assets	585,090	423,501	473,108	479,555	391,574
Notes payable — long-term portion	200,000	200,000	200,000	200,000	200,000
Stockholders’ equity	216,624	114,002	182,543	137,643	145,981

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a biopharmaceutical company that discovers, develops, and intends to commercialize pharmaceutical products for the treatment of serious medical conditions. We are currently focused on three development programs: IL-1 Trap (rilonacept) in various inflammatory indications, the VEGF Trap in oncology, and the VEGF Trap-Eye formulation in eye diseases using intraocular delivery. The VEGF Trap is being developed in oncology in collaboration with the sanofi-aventis Group. In October 2006, we entered into collaboration with Bayer HealthCare LLC for the development of the VEGF Trap-Eye. Our preclinical research programs are in the areas of oncology and angiogenesis, ophthalmology, metabolic and related diseases, muscle diseases and disorders, inflammation and immune diseases, bone and cartilage, pain, and cardiovascular diseases. We expect that our next generation of product candidates will be based on our proprietary technologies for developing human monoclonal antibodies.

Developing and commercializing new medicines entails significant risk and expense. Since inception we have not generated any sales or profits from the commercialization of any of our product candidates and we may never receive such revenues. Before revenues from the commercialization of our product candidates can be realized, we (or our collaborators) must overcome a number of hurdles which include successfully completing research and development and obtaining regulatory approval from the FDA and regulatory authorities in other countries. In addition, the biotechnology and pharmaceutical industries are rapidly evolving and highly competitive, and new developments may render our products and technologies uncompetitive or obsolete.

From inception on January 8, 1988 through December 31, 2006, we had a cumulative loss of $687.6 million. In the absence of revenues from the commercialization of our product candidates or other sources, the amount, timing, nature, and source of which cannot be predicted, our losses will continue as we conduct our research and development activities. We expect to incur substantial losses over the next several years as we continue the clinical development of the VEGF Trap-Eye and IL-1 Trap; advance new product candidates into clinical development from our existing research programs utilizing our new technology for designing fully human monoclonal antibodies; continue our research and development programs; and commercialize product candidates that receive regulatory approval, if any. Also, our activities may expand over time and require additional resources, and we expect our operating losses to be substantial over at least the next several years. Our losses may fluctuate from quarter to quarter and will depend, among other factors, on the progress of our research and development efforts, the timing of certain expenses, and the amount and timing of payments that we receive from collaborators.

As a company that does not expect to be profitable over the next several years, management of cash flow is extremely important. The most significant use of our cash is for research and development activities, which include drug discovery, preclinical studies, clinical trials, and the manufacture of drug supplies for preclinical studies and clinical trials. In 2006, our research and development expenses totaled $137.1 million. We expect these expenses to increase substantially in 2007 as we begin Phase 3 clinical trials of the VEGF Trap-Eye, expand our IL-1 Trap clinical program, advance our antibody development program, and increase our research and development headcount. The principal sources of cash to-date have been sales of common equity and convertible debt and funding from our collaborators in the form of up-front payments, research progress payments, and payments for our research and development activities.

A primary driver of our expenses is our number of full-time employees. Our annual average headcount in 2006 was 573 compared with 696 in 2005 and 721 in 2004. In 2006, our average annual headcount decreased primarily as a result of reductions made in the fourth quarter of 2005 and mid-year in 2006. These workforce reductions were associated with narrowing the focus of our research and development efforts, substantial improvements in manufacturing productivity, the June 2005 expiration of our collaboration with Procter & Gamble, and the completion of contract manufacturing for Merck in October 2006. In 2007, we expect our annual average headcount to increase to approximately 650 due, in part, to our expanded development programs for the VEGF Trap-Eye and IL-1 Trap, and our plans to move two new antibody candidates into clinical trials every year beginning around the end of 2007.

The planning, execution, and results of our clinical programs are significant factors that can affect our operating and financial results. In our clinical programs, key events in 2006 and plans for 2007 are as follows:

Product Candidate	2006 Events	2007 Events/Plans

VEGF Trap — Oncology
•  Initiated Phase 2 studies of the VEGF Trap as a single agent in AOC and NSCLA patients, and in AOC patients with SMA.

•  Initiated two safety and tolerability studies of the VEGF Trap in combination with standard chemotherapy regimens

•  Reported preliminary results of the safety and tolerability of intravenous VEGF Trap plus FOLFOX4 and of intravenous VEGF Trap plus LV5FU2-CPT11 in separate Phase 1 trials of patients with advanced solid tumors

•  Sanofi-aventis to initiate at least three of five Phase 3 studies of the VEGF Trap in combination with standard chemotherapy regimens in specific cancer indications

•  NCI/CTEP initiated five Phase 2 studies of the VEGF Trap as a single agent in relapsed/refractory multiple myeloma, metastatic colorectal cancer, recurrent or metastatic cancer of the urothelium, locally advanced or metastatic gynecological soft tissue sarcoma, and recurrent malignant gliomas

•  NCI/CTEP finalized protocol for Phase 2 trial of the VEGF Trap as a single agent in metastatic breast cancer

•  NCI/CTEP to initiate at least four new exploratory efficacy/safety studies evaluating the VEGF Trap in a variety of cancer types

VEGF Trap — Eye
•  Reported positive preliminary results from Phase 1 trial in wet AMD utilizing intravitreal injections in 21 patients up to a top dose of 4 mg

•  Initiated Phase 2 trial in wet AMD utilizing intravitreal injections

•  Initiated safety and tolerability study of a new formulation of the VEGF Trap-Eye in patients with wet AMD

•  Initiated Phase 1 trial in DME

•  Initiated collaboration with Bayer HealthCare

•  Report interim results of Phase 2 trial in wet AMD utilizing intravitreal injections

•  Initiate first Phase 3 trial in wet AMD utilizing intravitreal injections of the VEGF Trap-Eye compared with Lucentis®

•  Report final results of Phase 2 trial in wet AMD utilizing intravitreal injections

•  Report results of the Phase 1 trial in DME

•  Explore additional eye disease indications

Product Candidate	2006 Events	2007 Events/Plans

IL-1 Trap (rilonacept)	• Reported positive results from efficacy portion of Phase 3 trial of the IL-1 Trap in CAPS • Reported preliminary results from ongoing Phase 1 trial in SJIA
•  Submit Biologics License Application (BLA) with the FDA for CAPS

•  Initiate proof-of-concept studies evaluating the IL-1 Trap in gout and report initial data

•  Evaluate the IL-1 Trap in other disease indications in which IL-1 may play an important role

VelocImmune	• Discovered multiple antibodies against more than ten different therapeutic targets	• Finalize plans to initiate clinical trials of two antibodies against different therapeutic targets • Advance two new antibodies into preclinical development

Collaborations

Our current collaboration agreements with sanofi-aventis, Bayer, and Novartis Pharma AG, and our expired agreement with The Procter & Gamble Company are summarized below.

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

In December 2005, we and sanofi-aventis amended our collaboration agreement to expand the territory in which the companies are collaborating on the development of the VEGF Trap to include Japan. In connection with this amendment, sanofi-aventis agreed to make a $25.0 million non-refundable up-front payment to us, which was received in January 2006. Under the collaboration agreement, as amended, we and sanofi-aventis will share co-promotion rights and profits on sales, if any, of the VEGF Trap outside of Japan, for disease indications included in our collaboration. We are entitled to a royalty of approximately 35% on annual sales of the VEGF Trap in Japan, subject to certain potential adjustments. We may also receive up to $400.0 million in milestone payments upon receipt of specified marketing approvals. This total includes up to $360.0 million in milestone payments related to the receipt of marketing approvals for up to eight VEGF Trap oncology and other indications in the United States or the European Union. Another $40.0 million of milestone payments relate to receipt of marketing approvals for up to five VEGF Trap oncology indications in Japan. In December 2004, we earned a $25.0 million payment from sanofi-aventis, which was received in January 2005, upon the achievement of an early-stage clinical milestone.

Regeneron has agreed to manufacture clinical supplies of the VEGF Trap at our plant in Rensselaer, New York. Sanofi-aventis has agreed to be responsible for providing commercial scale manufacturing capacity for the VEGF Trap.

Under the collaboration agreement, as amended, agreed upon worldwide development expenses incurred by both companies during the term of the agreement will be funded by sanofi-aventis. If the collaboration becomes profitable, we will be obligated to reimburse sanofi-aventis for 50% of these development expenses, including 50% of the $25.0 million payment received in connection with the January 2005 amendment to our collaboration agreement, in accordance with a formula based on the amount of development expenses and our share of the collaboration profits and Japan royalties, or at a faster rate at our option. Since inception of the collaboration through December 31, 2006, we and sanofi-aventis have incurred $205.0 million in agreed upon development expenses related to VEGF Trap program. In addition, if the first commercial sale of a VEGF Trap product for intraocular delivery to the eye predates the first commercial sale of a VEGF Trap product under the collaboration by two years, we will begin reimbursing sanofi-aventis for up to $7.5 million of VEGF Trap development expenses in accordance with a formula until the first commercial VEGF Trap sale under the collaboration occurs.

Sanofi-aventis has the right to terminate the agreement without cause with at least twelve months advance notice. Upon termination of the agreement for any reason, any remaining obligation to reimburse sanofi-aventis for 50% of the VEGF Trap development expenses will terminate and we will retain all rights to the VEGF Trap.

Bayer Healthcare LLC

In October 2006, we entered into a license and collaboration agreement with Bayer to globally develop, and commercialize outside the United States, the VEGF Trap-Eye. Under the terms of the agreement, Bayer made a non-refundable up-front payment to us of $75.0 million. In addition, we are eligible to receive up to $110.0 million in development and regulatory milestones, including a total of $40.0 million upon the initiation of Phase 3 trials in defined major indications such as wet AMD and DME. We are also eligible to receive up to an additional $135.0 million in sales milestones when and if total annual sales of the VEGF Trap-Eye outside the United States achieve certain specified levels starting at $200.0 million.

We will share equally with Bayer in any future profits arising from the commercialization of the VEGF Trap-Eye outside the United States. If the VEGF Trap-Eye is granted marketing authorization in a major market country outside the United States and the collaboration becomes profitable, we will be obligated to reimburse Bayer out of our share of the collaboration profits for 50% of the agreed upon development expenses that Bayer has incurred in accordance with a formula based on the amount of development expenses that Bayer has incurred and our share of the collaboration profits, or at a faster rate at our option. Within the United States, we are responsible for any future commercialization of the VEGF Trap-Eye and have retained exclusive rights to any future profits arising therefrom.

Agreed upon development expenses incurred by both companies, beginning in 2007, under a global development plan will be shared as follows:

2007:	Up to $50.0 million shared equally; we are solely responsible for up to the next $40.0 million; over $90.0 million shared equally.

2008:	Up to $70.0 million shared equally, we are solely responsible for up to the next $30.0 million; over $100.0 million shared equally.

2009 and thereafter:	All expenses shared equally.

Neither party will be reimbursed for any development expenses that it incurred prior to 2007.

We are obligated to use commercially reasonable efforts to supply clinical and commercial product requirements.

Bayer has the right to terminate the agreement without cause with at least six months or twelve months advance notice depending on defined circumstances at the time of termination. In the event of termination of the agreement for any reason, we retain all rights to the VEGF Trap-Eye.

Novartis Pharma AG

In March 2003, we entered into a collaboration agreement with Novartis to jointly develop and commercialize the IL-1 Trap. Novartis made a non-refundable payment to us of $27.0 million.

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

The Procter & Gamble Company

In May 1997, we entered into a long-term collaboration with Procter & Gamble to discover, develop, and commercialize pharmaceutical products, and Procter & Gamble agreed to provide funding in support of our research efforts related to the collaboration. Effective December 31, 2000, in accordance with the companies’ collaboration agreement, Procter & Gamble was obligated to fund our research on therapeutic areas that were of particular interest to Procter & Gamble through December 2005, with no further research obligations by either party thereafter. Under the collaboration agreement, research support from Procter & Gamble was $2.5 million per quarter, plus annual adjustments for inflation, through December 2005.

In June 2005, we and Procter & Gamble amended our collaboration agreement. Under the terms of the modified agreement, the two companies agreed that the research activities being pursued under the collaboration agreement were completed on June 30, 2005, six months prior to the December 31, 2005 expiration date in the collaboration agreement. Procter & Gamble agreed to make a one-time $5.6 million payment to Regeneron, which was received in July 2005, and to fund our research under the agreement through the second quarter of 2005. We agreed to pay Procter & Gamble approximately $1.0 million to acquire certain capital equipment owned by Procter & Gamble and located at our facilities. We and Procter & Gamble divided rights to research programs and preclinical product candidates that were developed during the research term of the collaboration. Neither party has the right to participate in the development or commercialization of the other party’s product candidates. We are entitled to receive royalties based on any future product sales of a Procter & Gamble preclinical candidate arising from the collaboration, and Procter & Gamble is entitled to receive a small royalty on any sales of a single Regeneron candidate that is not currently being developed. Neither party is entitled to receive either royalties or other payments based on any other products arising from the collaboration.

Other Agreements

AstraZeneca

In February 2007, we entered into a non-exclusive license agreement with AstraZeneca that will allow AstraZeneca to utilize our VelocImmune® technology in its internal research programs to discover human monoclonal antibodies. Under the terms of the agreement, AstraZeneca made a $20.0 million non-refundable up-front payment to us. AstraZeneca also will make up to five additional annual payments of $20.0 million, subject to its ability to terminate the agreement after making the first three additional payments or earlier if the technology does not meet minimum performance criteria. We are entitled to receive a mid-single-digit royalty on any future sales of antibody products discovered by AstraZeneca using our VelocImmune technology.

National Institutes of Health

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

Effective January 1, 2006, we adopted the provisions of SFAS 123R, Share-Based Payment, which is a revision of SFAS 123. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, and requires the recognition of compensation expense in an amount equal to the fair value of the share-based payment (including stock options and restricted stock) issued to employees. SFAS 123R requires companies to estimate the number of awards that are expected to be forfeited at the time of grant and to revise this estimate, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Effective January 1, 2005, and prior to our adoption of SFAS 123R, we recognized the effect of forfeitures in stock-based compensation cost in the period when they occurred, in accordance with SFAS 123. Upon adoption of SFAS 123R effective January 1, 2006, we were required to record a cumulative effect adjustment to reflect the effect of estimated forfeitures related to outstanding awards that are not expected to vest as of the SFAS 123R adoption date. This adjustment reduced our loss by $0.8 million and is included in our operating results for the year ended December 31, 2006 as a cumulative-effect adjustment of a change in accounting principle. Exclusive of the cumulative-effect adjustment, the effect of the change from applying the provisions of SFAS 123 to applying the provisions of SFAS 123R on our loss from operations, net loss, and net loss per share for the year ended December 31, 2006 was not significant, and there was no impact to our cash flows for the year ended December 31, 2006.

Non-cash stock-based employee compensation expense related to stock option awards (Stock Option Expense) recognized in operating expenses totaled $18.4 million and $19.9 million for the years ended December 31, 2006 and 2005, respectively. In addition, for the year ended December 31, 2005, $0.1 million of Stock Option Expense was capitalized into inventory. As of December 31, 2006, there was $44.0 million of stock-based compensation cost related to outstanding nonvested stock options, net of estimated forfeitures, which had not yet been recognized in operating expenses. We expect to recognize this compensation cost over a weighted-average period of 1.9 years. In addition, there are 723,092 options which are unvested as of December 31, 2006 and would become vested upon our products achieving certain sales targets and the optionee satisfying certain service conditions. Potential compensation cost, measured on the grant date, related to these performance options totals $2.7 million and will begin to be recognized only if, and when, these options’ performance condition is considered to be probable of attainment.

Assumptions

We use the Black-Scholes model to estimate the fair value of each option granted under the Regeneron Pharmaceuticals, Inc. 2000 Long-Term Incentive Plan. Using this model, fair value is calculated based on assumptions with respect to (i) expected volatility of our Common Stock price, (ii) the periods of time over which employees and members of our board of directors are expected to hold their options prior to exercise (expected lives), (iii) expected dividend yield on our Common Stock, and (iv) risk-free interest rates, which are based on quoted U.S. Treasury rates for securities with maturities approximating the options’ expected lives. Expected volatility has been estimated based on actual movements in our stock price over the most recent historical periods equivalent to the options’ expected lives. Expected lives are principally based on our limited historical exercise experience with option grants with similar exercise prices. The expected dividend yield is zero as we have never paid dividends and do not currently anticipate paying any in the foreseeable future. The following table summarizes the weighted average values of the assumptions we used in computing the fair value of option grants during 2006, 2005 and 2004:

	2006	2005	2004

Expected volatility	67%	71%	80%
Expected lives from grant date	6.5 years	5.9 years	7.5 years
Expected dividend yield	0%	0%	0%
Risk-free interest rate	4.51%	4.16%	4.03%

Changes in any of these estimates may materially affect the fair value of stock options granted and the amount of stock-based compensation recognized in any period.

Results of Operations

Years Ended December 31, 2006 and 2005

Net Loss:

Regeneron reported a net loss of $102.3 million, or $1.77 per share (basic and diluted) for the year ended December 31, 2006, compared to a net loss of $95.4 million, or $1.71 per (basic and diluted) for 2005.

Revenues:

Revenues for the years ended December 31, 2006 and 2005 consist of the following:

	2006	2005
	(In millions)

Contract research & development revenue
Sanofi-aventis	$47.8	$43.4
Procter & Gamble		6.0
Other	3.3	3.1

Total contract research & development revenue	51.1	52.5
Contract manufacturing revenue	12.3	13.7

Total revenue	$63.4	$66.2

We recognize revenue from sanofi-aventis, in connection with the companies’ VEGF Trap collaboration, in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104) and FASB Emerging Issue Task Force Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (EITF 00-21) (see “Critical Accounting Policies and Significant Judgments and Estimates”). We earn contract research and development revenue from sanofi-aventis which, as detailed below, consists partly of reimbursement for research and development expenses and partly of the recognition of revenue related to a total of $105.0 million of non-refundable, up-front payments received in 2003 and 2006. Non-refundable up-front payments are recorded as deferred revenue and recognized ratably over the period during which we are obligated to perform services.

	December 31,
Sanofi-aventis Contract Research & Development Revenue	2006	2005
	(In millions)

Regeneron expense reimbursement	$36.4	$33.9
Recognition of deferred revenue related to up-front payments	11.4	9.5

Total	$47.8	$43.4

Sanofi-aventis’ reimbursement of Regeneron VEGF Trap expenses increased in 2006 compared to 2005, primarily due to higher costs related to our manufacture of VEGF Trap clinical supplies during the first half of 2006. Recognition of deferred revenue related to sanofi-aventis’ up-front payments also increased in 2006 from the same period in 2005, due to our receipt in January 2006 of a $25.0 million non-refundable, up-front payment from sanofi-aventis related to the expansion of the companies’ VEGF Trap collaboration to include Japan. As of December 31, 2006, $70.0 million of the original $105.0 million of up-front payments was deferred and will be recognized as revenue in future periods.

Contract research and development revenue earned from Procter & Gamble decreased in 2006 compared to 2005, as the research activities being pursued under our December 2000 collaboration agreement with Procter & Gamble, as amended, were completed on June 30, 2005, as described above under “Collaborations — The Procter & Gamble Company.” Since the second quarter of 2005, we have not received, and do not expect to receive, any further contract research and development revenue from Procter & Gamble.

As described above, in October 2006 we entered into a VEGF Trap-Eye collaboration with Bayer. We will recognize revenue from Bayer, in connection with the companies’ collaboration, in accordance with SAB 104 and EITF 00-21. When we and Bayer have formalized our projected global development plans for the VEGF Trap-Eye, as well as the projected responsibilities of each of the companies under those development plans, we will begin recognizing contract research and development revenue related to payments from Bayer. As a result, there was no contract research and development revenue earned from Bayer in 2006. As of December 31, 2006, the $75.0 million up-front payment received from Bayer in October 2006 was deferred and will be recognized as revenue in future periods.

Other contract research and development revenue includes $0.5 million recognized in connection with our NIH Grant, as described above.

Contract manufacturing revenue relates to our long-term agreement with Merck & Co., Inc., which expired in October 2006, to manufacture a vaccine intermediate at our Rensselaer, New York facility. Contract manufacturing revenue decreased in 2006 compared to 2005 due to a decrease in product shipments to Merck in 2006. Revenue and the related manufacturing expense were recognized as product was shipped, after acceptance by Merck. Included in contract manufacturing revenue in 2006 and 2005 were $1.2 million and $1.4 million, respectively, of deferred revenue associated with capital improvement reimbursements paid by Merck prior to commencement of production. We do not expect to receive any further contract manufacturing revenue from Merck and there was no Merck deferred revenue as of the end of 2006.

Expenses:

Total operating expenses decreased to $171.1 million in 2006 from $190.6 million in 2005 due, in part, to our lower headcount, as described above. (Also see “Severance Costs” below.)

Operating expenses in 2006 and 2005 include a total of $18.4 million and $19.9 million of Stock Option Expense, respectively, as detailed below:

	For the Year Ended December 31, 2006
	Expenses Before
	Inclusion of Stock	Stock Option	Expenses as
Expenses	Option Expense	Expense	Reported
	(In millions)

Research and development	$126.9	$10.2	$137.1
Contract manufacturing	7.8	0.3	8.1
General and administrative	18.0	7.9	25.9

Total operating expenses	$152.7	$18.4	$171.1

	For the Year Ended December 31, 2005
	Expenses Before
	Inclusion of Stock	Stock Option	Expenses as
Expenses	Option Expense	Expense	Reported
	(In millions)

Research and development	$143.7	$11.9	$155.6
Contract manufacturing	9.2	0.4	9.6
General and administrative	17.8	7.6	25.4

Total operating expenses	$170.7	$19.9	$190.6

Research and Development Expenses:

Research and development expenses decreased to $137.1 million for the year ended December 31, 2006 from $155.6 million for 2005. The following table summarizes the major categories of our research and development expenses for the years ended December 31, 2006 and 2005:

	Year Ended December 31,
			Increase
Research and Development Expenses	2006	2005 (1)	(Decrease)
	(In millions)

Payroll and benefits (2)	$44.8	$53.6	$(8.8)
Clinical trial expenses	14.9	18.2	(3.3)
Clinical manufacturing costs (3)	39.2	41.6	(2.4)
Research and preclinical development costs	17.5	19.2	(1.7)
Occupancy and other operating costs	20.7	23.0	(2.3)

Total research and development	$137.1	$155.6	$(18.5)

(1)	For the major categories of research and development expenses, amounts for the year ended December 31, 2005 have been reclassified to conform with, and be comparable to, the current year’s presentation. Total research and development expenses for the year ended December 31, 2005 are unchanged from amounts previously reported.

(2)	Includes $8.4 million and $10.5 million of Stock Option Expense for the years ended December 31, 2006 and 2005, respectively.

(3)	Represents the full cost of manufacturing drug for use in research, preclinical development, and clinical trials, including related payroll and benefits, Stock Option Expense, manufacturing materials and supplies, depreciation, and occupancy costs of our Rensselaer manufacturing facility. Includes $1.8 million and $1.4 million of Stock Option Expense for the years ended December 31, 2006 and 2005, respectively.

Payroll and benefits decreased principally due to our lower headcount in 2006. In addition, payroll and benefits in 2006 and 2005 included $0.4 million and $2.2 million, respectively, of severance costs associated with our workforce reduction plan that we initiated in October 2005. Clinical trial expenses decreased primarily due to lower IL-1 Trap costs in 2006 as we discontinued clinical development of the IL-1 Trap in adult rheumatoid arthritis and osteoarthritis in the second half of 2005. This decrease was partly offset by higher 2006 VEGF Trap-Eye costs related to Phase 1 and Phase 2 clinical trials that we are conducting in wet AMD. Clinical manufacturing costs decreased because of lower costs in 2006 related to manufacturing IL-1 Trap clinical supplies, which were partially offset by higher costs related to manufacturing VEGF Trap clinical supplies. Research and preclinical development costs decreased principally because of lower costs for general research supplies in 2006 as we narrowed the focus of our research and development efforts due, in part, to the expiration of our collaboration with Procter & Gamble in June 2005, as described above. Occupancy and other operating costs decreased primarily due to our lower 2006 headcount and lower costs for utilities associated with our leased research facilities in Tarrytown, New York.

Contract Manufacturing Expenses:

Contract manufacturing expenses decreased to $8.1 million in 2006, compared to $9.6 million in 2005, primarily because we shipped less product to Merck in 2006.

General and Administrative Expenses:

General and administrative expenses increased to $25.9 million in 2006 from $25.4 million in the same period of 2005 as higher legal expenses related to general corporate matters and higher patent-and trademark-related costs were partly offset by lower professional fees for internal audit and other administrative advisory services and lower administrative facility costs.

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

Investment income increased to $16.5 million in 2006 from $10.4 million in 2005, due primarily to higher balances of cash and marketable securities (due, in part, to the up-front payment received from Bayer in October 2006, as described above, and the receipt of net proceeds from the November 2006 public offering of our Common Stock), as well as higher effective interest rates on investment securities in 2006. Interest expense was $12.0 million in 2006 and 2005. Interest expense is attributable primarily to $200.0 million of convertible notes issued in October 2001, which mature in 2008 and bear interest at 5.5% per annum.

Years Ended December 31, 2005 and 2004

Net Income (Loss):

Regeneron reported a net loss of $95.4 million, or $1.71 per share (basic and diluted) for the year ended December 31, 2005, compared with net income of $41.7 million, or $0.75 per basic share and $0.74 per diluted share, for 2004. Our net loss in 2005 included $19.9 million of Stock Option Expense due to our adoption of SFAS 123 effective January 1, 2005, as described above.

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

Our total revenue decreased to $66.2 million in 2005 from $174.0 million in 2004, due primarily to lower revenues related to our collaboration with sanofi-aventis on the VEGF Trap and the absence in the 2005 period of revenues related to our collaboration with Novartis on the IL-1 Trap which ended in 2004. We recognize revenue from the sanofi-aventis and Novartis collaborations in accordance with SAB 104 and EITF 00-21 (see Critical Accounting Policies and Significant Judgments and Estimates). Collaboration revenue earned from sanofi-aventis and Novartis is comprised of contract research and development revenue and research progress payments. Contract research and development revenue, as detailed below, consists partly of reimbursement for research and development expenses and partly of the recognition of revenue related to non-refundable, up-front payments. Non-refundable up-front payments are recorded as deferred revenue and recognized ratably over the period during which we are obligated to perform services.

Contract research & development revenues earned from sanofi-aventis and Novartis for 2005 and 2004 were as follows:

		Up-front Payments to Regeneron
	2005 Regeneron		Amount	Deferred Revenue	Total Revenue
	Expense	Total	Recognized	at December 31,	Recognized
	Reimbursement	Payments	in 2005	2005	in 2005
	(In millions)

Sanofi-aventis	$33.9	$105.0	$9.5	$81.3	$43.4

		Up-front Payments to Regeneron
	2004 Regeneron		Amount	Deferred Revenue	Total Revenue
	Expense	Total	Recognized	at December 31,	Recognized
	Reimbursement	Payment	in 2004	2004	in 2004
	(In millions)

Sanofi-aventis	$67.8	$80.0	$10.5	$65.8	$78.3
Novartis		27.0	22.1		22.1

Total	$67.8	$107.0	$32.6	$65.8	$100.4

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

Contract research and development revenue earned from Procter & Gamble also decreased in 2005 compared to 2004, resulting from the June 2005 amendment to our December 2000 collaboration agreement with Procter & Gamble. Under the terms of the modified agreement, Procter & Gamble funded Regeneron’s research for the first two quarters of 2005, compared with a full year of collaborative research funding in 2004. Since the second quarter of 2005, we have not received, and do not expect to receive, any further contract research and development revenue from Procter & Gamble.

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

Contract manufacturing revenue relates to our long-term agreement with Merck, which expired in October 2006. Contract manufacturing revenue decreased to $13.7 million in 2005 from $18.1 million in 2004, principally due to a decrease in product shipments to Merck in 2005 compared to 2004. Revenue and the related manufacturing expense were recognized as product was shipped, after acceptance by Merck. Included in contract manufacturing revenue in 2005 and 2004 were $1.4 million and $3.6 million, respectively, of deferred revenue associated with capital improvement reimbursements paid by Merck prior to commencement of production.

Expenses:

Total operating expenses increased to $190.6 million in 2005 from $168.4 million in 2004. Operating expenses in 2005 include a total of $19.9 million of Stock Option Expense, as follows:

	For the Year Ended December 31,
	2005			2004
	Expenses Before
	Inclusion of Stock	Stock Option	Expenses as	Expenses as
Expenses	Option Expense	Expense	Reported	Reported
	(In millions)

Research and development	$143.7	$11.9	$155.6	$136.1
Contract manufacturing	9.2	0.4	9.6	15.2
General and administrative	17.8	7.6	25.4	17.1

Total operating expenses	$170.7	$19.9	$190.6	$168.4

In addition, $0.1 million of Stock Option Expense was capitalized into inventory, for a total of $20.0 million of Stock Option Expense recognized during the year ended December 31, 2005. As described under “Accounting for Stock-based Employee Compensation” above, Stock Option Expense was not included in operating expenses in 2004, as reported in our Statement of Operations. In 2004, had we adopted the fair value based method of accounting for stock-based employee compensation under the provisions of SFAS 123, Stock Option Expense would have totaled $33.6 million. The decrease in total Stock Option Expense of $13.6 million in 2005 was partly due to lower exercise prices of annual employee option grants made by us in December 2004 in comparison to the exercise prices of annual grants in recent prior years. Exercise prices of these option grants were generally equal to the fair market value of our Common Stock on the date of grant. The decrease in Stock Option Expense in 2005 was also due, in part, to the exchange of options by eligible employees in connection with our stock option exchange program in January 2005, as the unamortized fair value of the surrendered options on the date of the exchange is being recognized as Stock Option Expense over a longer time period (the vesting period of the replacement options) in accordance with SFAS 123.

Research and Development Expenses:

Research and development expenses increased to $155.6 million for the year ended December 31, 2005 from $136.1 million for 2004 due, in part, to the inclusion of $11.9 million of Stock Option Expense in 2005 research and development expenses, resulting from the adoption of SFAS 123, effective January 1, 2005. The following table summarizes the major categories of our research and development expenses for the years ended December 31, 2005 and 2004:

	For the Year Ended December 31,
	2005 (1)			2004 (1)(2)
	Expenses Before
	Inclusion of Stock	Stock Option	Expenses as	Expenses as
Research and Development Expenses	Option Expense	Expense	Reported	Reported
	(In millions)

Payroll and benefits	$43.1	$10.5	$53.6	$38.6
Clinical trial expenses	18.2		18.2	10.3
Clinical manufacturing costs (3)	40.2	1.4	41.6	42.8
Research and preclinical development costs	19.2		19.2	22.2
Occupancy and other operating costs	23.0		23.0	22.2

Total research and development	$143.7	$11.9	$155.6	$136.1

(1)	For the major categories of research and development expenses, amounts for the years ended December 31, 2005 and 2004 have been reclassified to conform with, and be comparable to, the current year’s presentation. Total research and development expenses for the years ended December 31, 2005 and 2004 are unchanged from amounts previously reported.

(2)	In 2004, research and development expenses as reported in our Statement of Operations did not include Stock Option Expense.

(3)	Represents the full cost of manufacturing drug for use in research, preclinical development, and clinical trials, including related payroll and benefits, manufacturing materials and supplies, depreciation, occupancy costs of our Rensselaer manufacturing facility, and, in 2005 only, Stock Option Expense.

Payroll and benefits, exclusive of Stock Option Expense, increased $4.5 million in 2005 from 2004 due primarily to 2005 wage and salary increases, higher employee benefit costs, and severance costs (totaling $2.2 million in 2005) associated with our workforce reduction plan that we initiated in October 2005. Clinical trial expenses increased $7.9 million in 2005 from 2004 due primarily to higher IL-1 Trap costs associated with commencing clinical studies in new indications and discontinuing the Phase 2b study in adult rheumatoid arthritis. Clinical manufacturing costs, exclusive of Stock Option Expense, decreased $2.6 million in 2005 from 2004, as lower costs in 2005 related to manufacturing clinical supplies of the VEGF Trap and the IL-4/13 Trap were partly offset by higher costs related to manufacturing clinical supplies of the IL-1 Trap. Research and preclinical development costs decreased $3.0 million in 2005 from 2004 due primarily to lower VEGF Trap preclinical development costs and lower costs for general research supplies in 2005. Occupancy and other operating costs increased $0.8 million in 2005 from 2004, due primarily to higher costs for utilities, taxes, and operating expenses associated with our leased research facilities in Tarrytown, New York.

Contract Manufacturing Expenses:

Contract manufacturing expenses decreased to $9.6 million in 2005, compared to $15.2 million in 2004, primarily because we shipped less product to Merck in 2005 and we incurred unfavorable manufacturing costs in 2004, which were expensed in the period incurred.

General and Administrative Expenses:

General and administrative expenses increased to $25.4 million in 2005 from $17.1 million in 2004, due primarily to the inclusion of $7.6 million of Stock Option Expense in 2005 general and administrative expenses, resulting from the adoption of SFAS 123, effective January 1, 2005. In addition, in 2005 administrative wage and salary increases, higher employee benefits costs and higher administrative facility costs were partly offset by (i) lower legal expenses related to Company litigation and general corporate matters and (ii) lower professional fees, principally associated with accounting and other services related to our first year of compliance in 2004 with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

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

Liquidity and Capital Resources

Since our inception in 1988, we have financed our operations primarily through offerings of our equity securities, a private placement of convertible debt, revenue earned under our past and present research and development and contract manufacturing agreements, including our agreements with sanofi-aventis, Bayer, and Merck, and investment income.

Years Ended December 31, 2006 and 2005

At December 31, 2006, we had $522.9 million in cash, cash equivalents, and marketable securities compared with $316.7 million at December 31, 2005. In January 2006, we received a $25.0 million up-front payment from sanofi-aventis, which was receivable at December 31, 2005, in connection with an amendment to our collaboration agreement to include Japan. In October 2006, we received a $75.0 million up-front payment in connection with our new VEGF Trap-Eye license and collaboration agreement with Bayer. In November 2006, we completed a public offering of 7.6 million shares of our Common Stock and received proceeds, after expenses, of $174.6 million.

Cash Provided by (Used in) Operations:

Net cash provided by operations was $23.1 million in 2006, compared to net cash used in operations of $30.3 million in 2005. Our net losses of $102.3 million in 2006 and $95.4 million in 2005 included $18.7 million and $21.9 million, respectively, of non-cash stock-based employee compensation costs, of which $18.4 million and $19.9 million, respectively, represented Stock Option Expense resulting from the adoption of SFAS 123R in January 2006 and SFAS 123 in January 2005. In 2006, end-of-year accounts receivable balances decreased by $29.0 million compared to 2005, due to the January 2006 receipt of the $25.0 million up-front payment from sanofi-aventis, as described above, and lower amounts due from sanofi aventis for reimbursement of VEGF Trap development expenses. Also, our deferred revenue balances increased by $60.8 million in 2006 compared to 2005, due primarily to the October 2006 $75.0 million up-front payment from Bayer, as described above, partly offset by 2006 revenue recognition of $11.4 million from deferred sanofi-aventis up-front payments. In 2005, end-of-year accounts receivable balances decreased by $6.6 million compared to 2004, due to lower amounts due from sanofi-aventis for reimbursement of VEGF Trap development expenses and the June 2005 completion of funding for Regeneron research activities under our collaboration with Procter & Gamble. Also, our deferred revenue balances increased by $14.5 million in 2005 compared to 2004, due primarily to the January 2006 $25.0 million up-front payment from sanofi-aventis, which was receivable at December 31, 2005, partly offset by 2005 revenue recognition of $9.5 million from deferred sanofi-aventis up-front payments. The majority of cash used in our operations in both 2006 and 2005 was to fund research and development, primarily related to our clinical programs.

In both 2006 and 2005, we made two semi-annual interest payments totaling $11.0 million per year on our convertible senior subordinated notes.

Cash Provided by Investing Activities:

Net cash used in investing activities was $155.1 million in 2006 compared to net cash provided by investing activities of $115.5 million in 2005, due primarily to an increase in purchases of marketable securities net of sales or maturities. In 2006, purchases of marketable securities exceeded sales or maturities by $150.7 million, whereas in 2005, sales or maturities of marketable securities exceeded purchases by $120.5 million.

Cash Provided by Financing Activities:

Cash provided by financing activities increased to $185.4 million in 2006 from $4.1 million in 2005 due primarily to our completed public offering of 7.6 million shares of Common Stock in November 2006, as described above. In addition, proceeds from issuances of Common Stock in connection with exercises of employee stock options increased from $4.1 million in 2005 to $10.4 million in 2006.

Collaboration with the sanofi-aventis Group:

Under our collaboration agreement with sanofi-aventis, as described under “Collaborations” above, agreed upon worldwide VEGF Trap development expenses incurred by both companies during the term of the agreement, including costs associated with the manufacture of clinical drug supply, will be funded by sanofi-aventis. If the collaboration becomes profitable, we will be obligated to reimburse sanofi-aventis for 50% of these development expenses, including 50% of the $25.0 million payment received in connection with the January 2005 amendment to our collaboration agreement, in accordance with a formula based on the amount of development expenses and our share of the collaboration profits and Japan royalties, or at a faster rate at our option. In addition, if the first commercial sale of a VEGF Trap product for intraocular delivery to the eye predates the first commercial sale of a VEGF Trap product under the collaboration by two years, we will begin reimbursing sanofi-aventis for up to $7.5 million of VEGF Trap development expenses in accordance with a formula until the first commercial VEGF Trap sale under the collaboration occurs. Since inception of the collaboration agreement through December 31, 2006, we and sanofi-aventis have incurred $205.0 million in agreed upon development expenses related to the VEGF Trap program. We and sanofi-aventis plan to initiate in 2007 multiple additional clinical studies to evaluate the VEGF Trap as both a single agent and in combination with other therapies in various cancer indications.

Sanofi-aventis funded $47.8 million, $43.4 million, and $67.8 million, respectively, of our VEGF Trap development costs in 2006, 2005, and 2004, of which $6.8 million, $10.5 million, and $13.9 million, respectively, were included in accounts receivable as of December 31, 2006, 2005, and 2004. In addition, we have received up-front payments of $80.0 million in September 2003 and $25.0 million in January 2006 from sanofi-aventis in connection with our collaboration. Both up-front payments were recorded to deferred revenue and are being recognized as contract research and development revenue ratably over the period during which we expect to perform services. In 2006 and 2005, we recognized $11.4 million and $9.5 million of revenue, respectively, related to these up-front payments.

Sanofi-aventis has the right to terminate the agreement without cause with at least twelve months advance notice. Upon termination of the agreement for any reason, any remaining obligation to reimburse sanofi-aventis for 50% of the VEGF Trap development expenses will terminate and we will retain all rights to the VEGF Trap.

Collaboration with Bayer Healthcare:

Under our collaboration agreement with Bayer, as described under “Collaborations” above, agreed upon VEGF Trap-Eye development expenses incurred by both companies, beginning in 2007, under a global development plan, will be shared as follows:

2007:	Up to $50.0 million shared equally; we are solely responsible for up to the next $40.0 million; over $90.0 million shared equally.

2008:	Up to $70.0 million shared equally, we are solely responsible for up to the next $30.0 million; over $100.0 million shared equally.

2009 and thereafter: All expenses shared equally.

Neither party will be reimbursed for any development expenses that it incurred prior to 2007.

We are obligated to use commercially reasonable efforts to supply clinical and commercial product requirements.

If the VEGF Trap-Eye is granted marketing authorization in a major market country outside the United States and the collaboration becomes profitable, we will be obligated to reimburse Bayer out of our share of the collaboration profits for 50% of the agreed upon development expenses that Bayer has incurred in accordance with a formula based on the amount of development expenses that Bayer has incurred and our share of the collaboration profits, or at a faster rate at our option. In wet AMD, we and Bayer plan in 2007 to complete our Phase 2 clinical study of the VEGF Trap-Eye currently in progress and to initiate the Phase 3 clinical program.

In October 2006, we received a $75.0 million up-front payment from Bayer in connection with our collaboration, which was recorded to deferred revenue. When we and Bayer have formalized our projected global development plans for the VEGF Trap-Eye, as well as the projected responsibilities of each of the companies under those development plans, we will begin recognizing revenue related to payments from Bayer.

Bayer has the right to terminate the agreement without cause with at least six months or twelve months advance notice depending on defined circumstances at the time of termination. In the event of termination of the agreement for any reason, we retain all rights to the VEGF Trap-Eye.

National Institutes of Health Grant:

Under our five-year grant from the NIH, as described under “Other Agreements” above, we will be entitled to receive a minimum of $17.9 million over a five-year period, subject to compliance with the grant’s terms and annual funding approvals, and another $1.0 million to optimize our existing C57BL/6 ES cell line and its proprietary growth medium. In 2006, we recognized $0.5 million of revenue related to the NIH Grant, which was receivable at the end of 2006. In 2007, we expect to receive funding of approximately $5 million for reimbursement of Regeneron expenses related to the NIH Grant.

License Agreement with AstraZeneca:

Under our non-exclusive license agreement with AstraZeneca, as described under “Other Agreements” above, AstraZeneca made a $20.0 million non-refundable up-front payment to us in February 2007. AstraZeneca also will make up to five additional annual payments of $20.0 million, subject to its ability to terminate the agreement after making the first three additional payments or if the technology does not meet minimum performance criteria.

Severance Costs:

In September 2005, we announced plans to reduce our workforce by approximately 165 employees in connection with narrowing the focus of our research and development efforts, substantial improvements in manufacturing productivity, the September 2005 expiration of our collaboration with Procter & Gamble, and the completion of contract manufacturing for Merck in late 2006. The majority of the headcount reduction occurred in the fourth quarter of 2005. The remaining headcount reductions occurred in 2006 as we completed activities related to contract manufacturing for Merck.

Costs associated with the workforce reduction were comprised principally of severance payments and related payroll taxes, employee benefits, and outplacement services. Termination costs related to 2005 workforce reductions were expensed in the fourth quarter of 2005, and included $0.2 million of non-cash expenses. Estimated termination costs associated with the workforce reduction in 2006 were measured in October 2005 and expensed ratably over the expected service period of the affected employees in accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. Total costs associated with the 2005 and 2006 workforce reductions were $2.6 million, of which $2.2 million was charged to expense in the fourth quarter of 2005 and $0.4 million was charged to expense in 2006.

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

New Operating Lease — Tarrytown, New York Facilities

In December 2006, we entered into a new operating lease agreement for approximately 221,000 square feet of laboratory and office space at our current Tarrytown location. The new lease includes approximately 27,000 square feet that we currently occupy (our retained facilities) and approximately 194,000 square feet to be located in new facilities that will be constructed and which are expected to be completed in early-2009. The term of the lease is expected to commence in early 2008 and will expire approximately 16 years later. Under the new lease we also have various options and rights on additional space at the Tarrytown site, and will continue to lease our present facilities until the new facilities are ready for occupancy. In addition, the lease contains three renewal options to extend the term of the lease by five years each and early termination options for our retained facilities only. The lease provides for monthly payments over the term of the lease related to our retained facilities, the costs of construction and tenant improvements for our new facilities, and additional charges for utilities, taxes, and operating expenses.

In connection with the new lease agreement, in December 2006, we issued a letter of credit in the amount of $1.6 million to our landlord, which is collateralized by a $1.6 million bank certificate of deposit.

Capital Expenditures:

Our additions to property, plant, and equipment totaled $3.3 million in 2006, $4.7 million in 2005, and $6.0 million in 2004. In 2007, we expect to incur approximately $15 million in capital expenditures primarily to support our manufacturing, development, and research activities.

Funding Requirements:

Our total expenses for research and development from inception through December 31, 2006 have been approximately $1,150 million. We have entered into various agreements related to our activities to develop and commercialize product candidates and utilize our technology platforms, including collaboration agreements, such as those with sanofi-aventis and Bayer, and agreements to use our Velocigene® technology platform. We incurred expenses associated with these agreements, which include an allocable portion of general and administrative costs, of $43.4 million, $42.2 million, and $75.3 million in 2006, 2005, and 2004, respectively.

We expect to continue to incur substantial funding requirements primarily for research and development activities (including preclinical and clinical testing). Before taking into account reimbursements from collaborators, we currently anticipate that approximately 55%-65% of our expenditures for 2007 will be directed toward the preclinical and clinical development of product candidates, including the IL-1 Trap, VEGF Trap, VEGF Trap-Eye, and monoclonal antibodies; approximately 15%-25% of our expenditures for 2007 will be applied to our basic research activities and the continued development of our novel technology platforms; and the remainder of our expenditures for 2007 will be used for capital expenditures and general corporate purposes.

In connection with our funding requirements, the following table summarizes our contractual obligations as of December 31, 2006 for leases and long-term debt.

		Payments Due by Period
		Less than	1 to 3	3 to 5	Greater than
	Total	one year	years	years	5 years
	(In millions)

Convertible senior subordinated notes payable (1)	$222.0	$11.0	$211.0
Operating leases (2)	206.0	5.0	15.6	$24.0	$161.4
Purchase obligations	461.9	210.4	251.5

Total contractual obligations	$889.9	$226.4	$478.1	$24.0	$161.4

(1)	Includes amounts representing interest.

(2)	Includes projected obligations based, in part, upon budgeted construction and tenant improvement costs related to our new operating lease for facilities to be constructed in Tarrytown, New York, as described above. Excludes future contingent rental costs for utilities, real estate taxes, and operating expenses. In 2006, these costs were $8.7 million.

In connection with certain clinical trial contracts with service providers, we may incur early termination penalties if the contracts are cancelled before agreed-upon services are completed.

The amount we need to fund operations will depend on various factors, including the status of competitive products, the success of our research and development programs, the potential future need to expand our professional and support staff and facilities, the status of patents and other intellectual property rights, the delay or failure of a clinical trial of any of our potential drug candidates, and the continuation, extent, and success of our collaborations with sanofi-aventis and Bayer. Clinical trial costs are dependent, among other things, on the size and duration of trials, fees charged for services provided by clinical trial investigators and other third parties, the costs for manufacturing the product candidate for use in the trials, supplies, laboratory tests, and other expenses. The amount of funding that will be required for our clinical programs depends upon the results of our research and preclinical programs and early-stage clinical trials, regulatory requirements, the duration and results of clinical trials underway and of additional clinical trials that we decide to initiate, and the various factors that affect the cost of each trial as described above. In the future, if we are able to successfully develop, market, and sell certain of our product candidates, we may be required to pay royalties or otherwise share the profits generated on such sales in connection with our collaboration and licensing agreements.

We expect that expenses related to the filing, prosecution, defense, and enforcement of patent and other intellectual property claims will continue to be substantial as a result of patent filings and prosecutions in the United States and foreign countries.

We believe that our existing capital resources will enable us to meet operating needs through at least early 2010, without taking into consideration the $200.0 million aggregate principal amount of convertible senior subordinated notes, which mature in October 2008. However, this is a forward-looking statement based on our current operating plan, and there may be a change in projected revenues or expenses that would lead to our capital being consumed significantly before such time. If there is insufficient capital to fund all of our planned operations and activities, we believe we would prioritize available capital to fund preclinical and clinical development of our product candidates. Other than the $1.6 million letter of credit issued to our landlord in connection with our new operating lease for facilities in Tarrytown, New York, as described above, we have no off-balance sheet arrangements. In addition, we do not guarantee the obligations of any other entity. As of December 31, 2006, we had no established banking arrangements through which we could obtain short-term financing or a line of credit. In the event we need additional financing for the operation of our business, we will consider collaborative arrangements and additional public or private financing, including additional equity financing. Factors influencing the availability of additional financing include our progress in product development, investor perception of our prospects, and the general condition of the financial markets. We may not be able to secure the necessary funding through new collaborative arrangements or additional public or private offerings. If we cannot raise adequate funds to satisfy our capital requirements, we may have to delay, scale-back, or eliminate certain of our research and development activities or future operations. This could materially harm our business.

Critical Accounting Policies and Significant Judgments and Estimates

Revenue Recognition:

We recognize revenue from contract research and development and research progress payments in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104) and Emerging Issues Task Force 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (EITF 00-21). We earn contract research and development revenue and research progress payments in connection with collaboration and other agreements to develop and commercialize product candidates and utilize our technology platforms. The terms of these agreements typically include non-refundable up-front licensing payments, research progress (milestone) payments, and payments for development activities. Non-refundable up-front license payments, where continuing involvement is required of us, are deferred and recognized over the related performance period. We estimate our performance period based on the specific terms of each agreement, and adjust the performance periods, if appropriate, based on the applicable facts and circumstances. Our performance period estimates are principally based on the results and progress of our research and development activities and revisions to these estimates could result in changes to the amount of revenue recognized each year in the future. In addition, if a collaborator terminates the agreement in accordance with the terms of the contract, we would recognize the remainder of the up-front payment at the time of the termination. Payments which are based on achieving a specific substantive performance milestone, involving a degree of risk, are recognized as revenue when the milestone is achieved and the related payment is due and non-refundable, provided there is no future service obligation associated with that milestone, a reasonable amount of time has passed between receipt of an up-front payment and achievement of the milestone, and the amount of the milestone payment is reasonable in relation to the effort, value, and risk associated with achieving the milestone. Payments for achieving milestones which are not considered substantive are accounted for as license payments and recognized over the related performance period. Payments for development activities are recognized as revenue as earned, over the period of effort. In addition, we record revenue in connection with a government research grant as we incur expenses related to the grant, subject to the grant’s terms and annual funding approvals.

Recognition of Deferred Revenue Related to Contract Manufacturing Agreement:

We entered into a contract manufacturing agreement with Merck, which expired in October 2006, under which we manufactured a vaccine intermediate at our Rensselaer, New York facility and performed services. We recognized contract manufacturing revenue from this agreement after the product was tested and approved by, and shipped (FOB Shipping Point) to, Merck, and as services were performed. In connection with the agreement, we agreed to modify portions of our Rensselaer facility to manufacture Merck’s vaccine intermediate and Merck agreed to reimburse us for the related capital costs. These capital cost payments were deferred and recognized as revenue as product was shipped to Merck, based upon our estimate of Merck’s order quantities each year through the expected end of the agreement which, for 2004 and prior years, was October 2005. In February 2005, we agreed to extend the manufacturing agreement by one year through October 2006. Since we commenced production of the vaccine intermediate in November 1999, our estimates of Merck’s order quantities each year were not materially different from Merck’s actual orders.

Clinical Trial Accrual Estimates:

For each clinical trial that we conduct, certain clinical trial costs, which are included in research and development expenses, are expensed based on the expected total number of patients in the trial, the rate at which patients enter the trial, and the period over which clinical investigators or contract research organizations are expected to provide services. We believe that this method best aligns the expenses we record with the efforts we expend on a clinical trial. During the course of a trial, we adjust our rate of clinical expense recognition if actual results differ from our estimates. No material adjustments to our past clinical trial accrual estimates were made during the years ended December 31, 2006, 2005, and 2004.

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

Effective January 1, 2006, we adopted the provisions of SFAS 123R, Share-Based Payment, which is a revision of SFAS 123. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, and requires the recognition of compensation expense in an amount equal to the fair value of the share-based payment (including stock options and restricted stock) issued to employees. SFAS 123R requires companies to estimate the number of awards that are expected to be forfeited at the time of grant and to revise this estimate, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Effective January 1, 2005, and prior to our adoption of SFAS 123R, we recognized the effect of forfeitures in stock-based compensation cost in the period when they occurred, in accordance with SFAS 123. Upon adoption of SFAS 123R effective January 1, 2006, we were required to record a cumulative effect adjustment to reflect the effect of estimated forfeitures related to outstanding awards that are not expected to vest as of the SFAS 123R adoption date. This adjustment reduced our loss by $0.8 million and is included in our operating results for the year ended December 31, 2006 as a cumulative-effect adjustment of a change in accounting principle.

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

Future Impact of Recently Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will be required to adopt FIN 48 effective for the fiscal year beginning January 1, 2007. Our management believes that the adoption of this standard will not have a material impact on our financial statements.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. We will be required to adopt SFAS 157 effective for the fiscal year beginning January 1, 2008. Our management is currently evaluating the potential impact of adopting SFAS 157 on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

Our earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from our investment of available cash balances in investment grade corporate, asset-backed, and U.S. government securities. We do not believe we are materially exposed to changes in interest rates. Under our current policies we do not use interest rate derivative instruments to manage exposure to interest rate changes. We estimated that a one percent change in interest rates would result in changes in the fair market value of our investment portfolio of approximately $1.7 million and $0.5 million at December 31, 2006 and 2005, respectively. The increase in the impact of an interest rate change at December 31, 2006, compared to December 31, 2005, is due primarily to increases in our investment portfolio’s balance and duration to maturity at the end of 2006 versus the end of 2005.

Item 8.	Financial Statements and Supplementary Data

The financial statements required by this Item are included on pages F-1 through F-36 of this report. The supplementary financial information required by this Item is included at page F-36 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our chief executive officer and chief financial officer each concluded that, as of the end of such period, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported on a timely basis, and is accumulated and communicated to the Company’s management, including the Company’s chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation our management has concluded that our internal control over financial reporting was effective as of December 31, 2006. PricewaterhouseCoopers LLP, our independent registered public accounting firm, has issued a report on management’s assessment and the effectiveness of our internal control over financial reporting as of December 31, 2006, which report is included herein at page F-2.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.	Other Information

None

PART III

Item 10.	Directors and Executive Officers and Corporate Governance

The information required by this item (other than the information set forth in the next paragraph in this Item 10) will be included under the captions “Election of Directors,” “Board Committees and Meetings,” “Executive Officers of the Company,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” in our definitive proxy statement with respect to our 2007 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.

We have adopted a code of business conduct and ethics that applies to our officers, directors and employees. The full text of our code of business conduct and ethics can be found on the Company’s website (http://www.regn.com) under the Investor Relations heading.

Item 11.	Executive Compensation

The information called for by this item will be included under the captions “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” “Executive Compensation” and “Compensation of Directors” in our definitive proxy statement with respect to our 2007 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this item will be included under the captions “Stock Ownership of Executive Officers and Directors” and “Stock Ownership of Certain Beneficial Owners” in our definitive proxy statement with respect to our 2007 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included under the captions “Election of Directors” and “Review of Transactions with Related Persons” in our definitive proxy statement with respect to our 2007 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information called for by this item will be included under the caption “Information about Fees Paid to Independent Registered Public Accounting Firm” in our definitive proxy statement with respect to our 2007 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.

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

3. Exhibits

Exhibit
Number		Description

3.1		(a)	—	Restated Certificate of Incorporation of Regeneron Pharmaceuticals, Inc. as of June 21, 1991.
3	.1.1	(b)	—	Certificate of Amendment of the Restated Certificate of Incorporation of Regeneron Pharmaceuticals, Inc., dated as of October 18, 1996.
3	.1.2	(c)	—	Certificate of Amendment of the Certificate of Incorporation of Regeneron Pharmaceuticals, Inc., dated as of December 17, 2001.
3	.1.3	(s)	—	Certificate of Amendment of the Certificate of Incorporation of Regeneron Pharmaceuticals, Inc., dated as of December 20, 2006.
3.2		(d)	—	By-Laws of the Company, currently in effect (amended through November 12, 2004)
10.1		(e)	—	1990 Amended and Restated Long-Term Incentive Plan.
10.2		(f)	—	2000 Long-Term Incentive Plan.
10	.3.1	(g)	—	Amendment No. 1 to 2000 Long-Term Incentive Plan, effective as of June 14, 2002.
10	.3.2	(g)	—	Amendment No. 2 to 2000 Long-Term Incentive Plan, effective as of December 20, 2002.
10	.3.3	(h)	—	Amendment No. 3 to 2000 Long-term Incentive Plan, effective as of June 14, 2004.
10	.3.4	(i)	—	Amendment No. 4 to 2000 Long-term Incentive Plan, effective as of November 15, 2004.
10	.3.5	(j)	—	Form of option agreement and related notice of grant for use in connection with the grant of options to the Registrant’s non-employee directors and named executive officers.
10	.3.6	(j)	—	Form of option agreement and related notice of grant for use in connection with the grant of options to the Registrant’s executive officers other than the named executive officers.

Exhibit
Number		Description

10	.3.7	(k)	—	Form of restricted stock award agreement and related notice of grant for use in connection with the grant of restricted stock awards to the Registrant’s executive officers.
10.4		(g)	—	Employment Agreement, dated as of December 20, 2002, between the Company and Leonard S. Schleifer, M.D., Ph.D.
10	.5*	(d)	—	Employment Agreement, dated as of December 31, 1998, between the Company and P. Roy Vagelos, M.D.
10.6		(q)	—	Regeneron Pharmaceuticals, Inc. Change in Control Severance Plan, effective as of February 1, 2006.
10.7		(l)	—	Indenture, dated as of October 17, 2001, between Regeneron Pharmaceuticals, Inc. and American Stock Transfer & Trust Company, as trustee.
10.8		(l)	—	Registration Rights Agreement, dated as of October 17, 2001, among Regeneron Pharmaceuticals, Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Robertson Stephens, Inc.
10	.9*	(m)	—	IL-1 License Agreement, dated June 26, 2002, by and among the Company, Immunex Corporation, and Amgen Inc.
10	.10*	(n)	—	Collaboration, License and Option Agreement, dated as of March 28, 2003, by and between Novartis Pharma AG, Novartis Pharmaceuticals Corporation, and the Company.
10	.11*	(o)	—	Collaboration Agreement, dated as of September 5, 2003, by and between Aventis Pharmaceuticals Inc. and Regeneron Pharmaceuticals, Inc.
10	.11.1*	(d)	—	Amendment No. 1 to Collaboration Agreement, by and between Aventis Pharmaceuticals Inc. and Regeneron Pharmaceuticals, Inc., effective as of December 31, 2004
10	.11.2	(p)	—	Amendment No. 2 to Collaboration Agreement, by and between Aventis Pharmaceuticals Inc. and Regeneron Pharmaceuticals, Inc., effective as of January 7, 2005.
10	.11.3*	(r)	—	Amendment No. 3 to Collaboration Agreement, by and between Aventis Pharmaceuticals Inc. and Regeneron Pharmaceuticals, Inc., effective as of December 21, 2005.
10	.11.4*	(r)	—	Amendment No. 4 to Collaboration Agreement, by and between sanofi-aventis U.S., LLC (successor in interest to Aventis Pharmaceuticals Inc.) and Regeneron Pharmaceuticals, Inc., effective as of January 31, 2006.
10.12		(o)	—	Stock Purchase Agreement, dates as of September 5, 2003, by and between Aventis Pharmaceuticals Inc. and Regeneron Pharmaceuticals, Inc.
10	.13*	(s)	—	License and Collaboration Agreement, dated as of October 18, 2006, by and between Bayer HealthCare LLC and Regeneron Pharmaceuticals, Inc.
10	.14*		—	Non Exclusive License and Material Transfer Agreement, dated as of February 5, 2007, by and between AstraZeneca UK Limited and Regeneron Pharmaceuticals, Inc.
10.15		(t)	—	Lease, dated as of December 21, 2006, by and between BMR-Landmark at Eastview LLC and Regeneron Pharmaceuticals, Inc.
12.1			—	Statement re: computation of ratio of earnings to combined fixed charges of Regeneron Pharmaceuticals, Inc.
23.1			—	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
31.1			—	Certification of CEO pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934.
31.2			—	Certification of CFO pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934.
32			—	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.

Description:

(a)	Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc. for the quarter ended June 30, 1991, filed August 13, 1991.

(b)	Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc. for the quarter ended September 30, 1996 filed November 5, 1996

(c)	Incorporated by reference from the Form 10-K for Regeneron Pharmaceuticals, Inc. for the fiscal year ended December 31, 2001, filed March 22, 2002.

(d)	Incorporated by reference from the Form 10-K for Regeneron Pharmaceuticals, Inc. for the fiscal year ended December 31, 2004, filed March 11, 2005

(e)	Incorporated by reference from the Company’s registration statement on Form S-1 (file number 33-39043).

(f)	Incorporated by reference from the Form 10-K for Regeneron Pharmaceuticals, Inc., for the fiscal year ended December 31, 2001, filed March 22, 2002.

(g)	Incorporated by reference from the Form 10-K for Regeneron Pharmaceuticals, Inc., for the fiscal year ended December 31, 2002, filed March 31, 2003.

(h)	Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc. for the quarter ended June 30, 2004, filed August 5, 2004.

(i)	Incorporated by reference from the Form 8-K for Regeneron Pharmaceuticals, Inc., filed November 17, 2004.

(j)	Incorporated by reference from the Form 8-K for Regeneron Pharmaceuticals, Inc., filed December 16, 2005.

(k)	Incorporated by reference from the Form 8-K for Regeneron Pharmaceuticals, Inc., filed December 13, 2004.

(l)	Incorporated by reference from the Company’s registration statement on Form S-3 (file number 333-74464).

(m)	Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc. for the quarter ended June 30, 2002, filed August 13, 2002.

(n)	Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc. for the quarter ended March 31, 2003, filed May 15, 2003.

(o)	Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc. for the quarter ended September 30, 2003, filed November 11, 2003.

(p)	Incorporated by reference from the Form 8-K for Regeneron Pharmaceuticals, Inc., filed January 11, 2005.

(q)	Incorporated by reference from the Form 8-K for Regeneron Pharmaceuticals, Inc., filed January 25, 2006.

(r)	Incorporated by reference from the Form 10-K for Regeneron Pharmaceuticals, Inc., for the fiscal year ended December 31, 2005, filed February 28, 2006.

(s)	Incorporated by reference from the Form 8-K for Regeneron Pharmaceuticals, Inc., filed October 18, 2006.

(t)	Incorporated by reference from the Form 8-K for Regeneron Pharmaceuticals, Inc., filed December 22, 2006.

*	Portions of this document have been omitted and filed separately with the Commission pursuant to requests for confidential treatment pursuant to Rule 24b-2.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Regeneron Pharmaceuticals, Inc.

By:	/s/ Leonard S. Schleifer
Leonard S. Schleifer, M.D., Ph.D.
President and Chief Executive Officer

Dated:	New York, New York
March 12, 2007

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title
/s/ Leonard S. Schleifer, Leonard S. Schleifer, M.D., Ph.D.	President, Chief Executive Officer, and Director (Principal Executive Officer)

/s/ Murray A. Goldberg Murray A. Goldberg	Senior Vice President, Finance & Administration, Chief Financial Officer, Treasurer, and Assistant Secretary (Principal Financial Officer)

/s/ Douglas S. McCorkle Douglas S. McCorkle	Vice President, Controller, and Assistant Treasurer (Principal Accounting Officer)

/s/ George D. Yancopoulos George D. Yancopoulos, M.D., Ph.D	Executive Vice President, Chief Scientific Officer, President, Regeneron Research Laboratories, and Director

/s/ P. Roy Vagelos P. Roy Vagelos, M.D.	Chairman of the Board

/s/ Charles A. Baker Charles A. Baker	Director

/s/ Michael S. Brown Michael S. Brown, M.D.	Director

Signature	Title
/s/ Alfred G. Gilman Alfred G. Gilman, M.D., Ph.D.	Director

/s/ Joseph L. Goldstein Joseph L. Goldstein, M.D.	Director

/s/ Arthur F. Ryan Arthur F. Ryan	Director

/s/ Eric M. Shooter Eric M. Shooter, Ph.D.	Director

/s/ George L. Sing George L. Sing	Director

REGENERON PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Regeneron Pharmaceuticals, Inc.:

We have completed integrated audits of Regeneron Pharmaceuticals, Inc.’s financial statements and of its internal control over financial reporting as of December 31, 2006 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Financial statements

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Regeneron Pharmaceuticals, Inc. at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in note 2 to the financial statements, effective January 1, 2006, the Company changed its method of accounting for share-based payment, to conform with FASB Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-based Payment.” On January 1, 2005, the Company changed its method of accounting for stock-based employee compensation, to conform with FASB Statement of Financial Accounting Standards No. 123 “Accounting for Stock Based Compensation.”

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
New York, New York
March 9, 2007

REGENERON PHARMACEUTICALS, INC.

BALANCE SHEETS
December 31, 2006 and 2005

	2006	2005
	(In thousands,
	except share data)

ASSETS
Current assets
Cash and cash equivalents	$237,876	$184,508
Marketable securities	221,400	114,037
Accounts receivable	7,493	36,521
Prepaid expenses and other current assets	3,215	3,422
Inventory		2,904

Total current assets	469,984	341,392
Restricted cash	1,600
Marketable securities	61,983	18,109
Property, plant, and equipment, at cost, net of accumulated depreciation and amortization	49,353	60,535
Other assets	2,170	3,465

Total assets	$585,090	$423,501

LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$21,471	$23,337
Deferred revenue, current portion	23,543	17,020

Total current liabilities	45,014	40,357
Deferred revenue	123,452	69,142
Notes payable	200,000	200,000

Total liabilities	368,466	309,499

Commitments and contingencies
Stockholders’ equity
Preferred stock, $.01 par value; 30,000,000 shares authorized; issued and outstanding — none
Class A Stock, convertible, $.001 par value; 40,000,000 shares authorized;
shares issued and outstanding — 2,270,353 in 2006 and 2,347,073 in 2005	2	2
Common Stock, $.001 par value; 160,000,000 shares authorized;
shares issued and outstanding — 63,130,962 in 2006 and 54,092,268 in 2005	63	54
Additional paid-in capital	904,407	700,011
Unearned compensation		(315)
Accumulated deficit	(687,617)	(585,280)
Accumulated other comprehensive loss	(231)	(470)

Total stockholders’ equity	216,624	114,002

Total liabilities and stockholders’ equity	$585,090	$423,501

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2006, 2005, and 2004

	2006	2005	2004
	(In thousands, except per share data)

Revenues
Contract research and development	$51,136	$52,447	$113,157
Research progress payments			42,770
Contract manufacturing	12,311	13,746	18,090

	63,447	66,193	174,017

Expenses
Research and development	137,064	155,581	136,095
Contract manufacturing	8,146	9,557	15,214
General and administrative	25,892	25,476	17,062

	171,102	190,614	168,371

Income (loss) from operations	(107,655)	(124,421)	5,646

Other income (expense)
Other contract income		30,640	42,750
Investment income	16,548	10,381	5,478
Interest expense	(12,043)	(12,046)	(12,175)

	4,505	28,975	36,053

Net income (loss) before cumulative effect of a change in accounting principle	(103,150)	(95,446)	41,699
Cumulative effect of adopting Statement of Financial Accounting Standards No. 123R (“SFAS 123R”)	813

Net income (loss)	$(102,337)	$(95,446)	$41,699

Net income (loss) per share, basic:
Net income (loss) before cumulative effect of a change in accounting principle	$(1.78)	$(1.71)	$0.75
Cumulative effect of adopting SFAS 123R	0.01

Net income (loss)	$(1.77)	$(1.71)	$0.75

Net income (loss) per share, diluted	$(1.77)	$(1.71)	$0.74
Weighted average shares outstanding:
Basic	57,970	55,950	55,419
Diluted	57,970	55,950	56,172

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2006, 2005, and 2004

								Accumulated
					Additional			Other	Total
	Class A Stock		Common Stock		Paid-in	Unearned	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Income (Loss)	Equity	Income (Loss)
	(In thousands)

Balance, December 31, 2003	2,366	$2	53,166	$53	$673,118	$(4,101)	$(531,533)	$104	$137,643
Issuance of Common Stock in connection with exercise of stock options, net of shares tendered			286	1	1,501				1,502
Repurchase of Common Stock from Merck & Co., Inc.			(109)		(888)				(888)
Issuance of Common Stock in connection with Company 401(k) Savings Plan contribution			64		917				917
Conversion of Class A Stock to Common Stock	(8)		8
Issuance of restricted Common Stock under Long-Term Incentive Plan, net of forfeitures			87		741	(741)
Stock-based compensation expense						2,543			2,543
Net income, 2004							41,699		41,699	$41,699
Change in net unrealized gain (loss) on marketable securities								(873)	(873)	(873)

Balance, December 31, 2004	2,358	2	53,502	54	675,389	(2,299)	(489,834)	(769)	182,543	$40,826

Issuance of Common Stock in connection with exercise of stock options, net of shares tendered			494		4,081				4,081
Issuance of Common Stock in connection with Company 401(k) Savings Plan contribution			90		632				632
Conversion of Class A Stock to Common Stock	(11)		11
Forfeitures of restricted Common Stock under Long-Term Incentive Plan			(5)		(54)	54
Stock-based compensation expense					19,963	1,930			21,893
Net loss, 2005							(95,446)		(95,446)	$(95,446)
Change in net unrealized gain (loss) on marketable securities								299	299	299

Balance, December 31, 2005	2,347	2	54,092	54	700,011	(315)	(585,280)	(470)	114,002	$(95,147)

(Continued)

REGENERON PHARMACEUTICALS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY — (Continued)
For the Years Ended December 31, 2006, 2005, and 2004

								Accumulated
					Additional			Other	Total
	Class A Stock		Common Stock		Paid-in	Unearned	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Income (Loss)	Equity	Income (Loss)
	(In thousands)

Issuance of Common Stock in a public offering at $23.03 per share			7,600	8	175,020				175,028
Cost associated with issuance of equity securities					(412)				(412)
Issuance of Common Stock in connection with exercise of stock options, net of shares tendered			1,243	1	10,391				10,392
Issuance of Common Stock in connection with Company 401(k) Savings Plan contribution			121		1,884				1,884
Conversion of Class A Stock to Common Stock	(77)		77
Forfeitures of restricted Common Stock under Long-Term Incentive Plan			(2)
Stock-based compensation expense					18,641				18,641
Adjustment to reduce unearned compensation upon adoption of SFAS 123R					(315)	315
Cumulative effect of adopting SFAS 123R					(813)				(813)
Net loss, 2006							(102,337)		(102,337)	$(102,337)
Change in net unrealized gain (loss) on marketable securities								239	239	239

Balance, December 31, 2006	2,270	$2	63,131	$63	$904,407	—	$(687,617)	$(231)	$216,624	$(102,098)

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2006, 2005, and 2004

	2006	2005	2004
	(In thousands)

Cash flows from operating activities
Net income (loss)	$(102,337)	$(95,446)	$41,699

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	14,592	15,504	15,362
Non-cash compensation expense	18,675	21,859	2,543
Cumulative effect of a change in accounting principle	(813)
Forgiveness of loan payable to Novartis Pharma AG, inclusive of accrued interest			(17,770)
Changes in assets and liabilities
Decrease (increase) in accounts receivable	29,028	6,581	(27,573)
Decrease (increase) in prepaid expenses and other assets	155	74	(1,799)
Decrease in inventory	3,594	1,250	6,914
Increase (decrease) in deferred revenue	60,833	14,469	(37,310)
(Decrease) increase in accounts payable, accrued expenses, and other liabilities	(652)	5,413	1,025

Total adjustments	125,412	65,150	(58,608)

Net cash provided by (used in) operating activities	23,075	(30,296)	(16,909)

Cash flows from investing activities
Purchases of marketable securities	(456,893)	(102,990)	(268,244)
Purchases of restricted marketable securities			(11,075)
Sales or maturities of marketable securities	306,199	223,448	273,587
Maturities of restricted marketable securities			22,126
Capital expenditures	(2,811)	(4,964)	(6,174)
Increase in restricted cash	(1,600)

Net cash (used in) provided by investing activities	(155,105)	115,494	10,220

Cash flows from financing activities
Net proceeds from the issuance of Common Stock	185,008	4,081	1,502
Repurchase of Common Stock			(888)
Borrowings under loan payable			3,827
Other	390

Net cash provided by financing activities	185,398	4,081	4,441

Net increase (decrease) in cash and cash equivalents	53,368	89,279	(2,248)
Cash and cash equivalents at beginning of period	184,508	95,229	97,477

Cash and cash equivalents at end of period	$237,876	$184,508	$95,229

Supplemental disclosure of cash flow information Cash paid for interest	$11,000	$11,002	$11,007

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS
For the years ended December 31, 2006, 2005, and 2004
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

Patents

As a result of the Company’s research and development efforts, the Company has obtained, applied for, or is applying for, a number of patents to protect proprietary technology and inventions. All costs associated with patents are expensed as incurred.

REGENERON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

Revenue Recognition

a. Contract Research and Development and Research Progress Payments

The Company recognizes revenue from contract research and development and research progress payments in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”) and FASB Emerging Issue Task Force Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). Contract research and development revenue and research progress payments are earned by the Company in connection with collaboration and other agreements to develop and commercialize product candidates and utilize the Company’s technology platforms. The terms of these agreements typically include non-refundable up-front licensing payments, research progress (milestone) payments, and payments for development activities. Non-refundable up-front license payments, where continuing involvement is required of the Company, are deferred and recognized over the related performance period. The Company estimates its performance period based on the specific terms of each agreement, and adjusts the performance periods, if appropriate, based on the applicable facts and circumstances. Payments which are based on achieving a specific substantive performance milestone, involving a degree of risk, are recognized as revenue when the milestone is achieved and the related payment is due and non-refundable, provided there is no future service obligation associated with that milestone, a reasonable amount of time has passed between receipt of an up-front payment and achievement of the milestone, and the amount of the milestone payment is reasonable in relation to the effort, value, and risk associated with achieving the milestone. Payments for achieving milestones which are not considered substantive are accounted for as license payments and recognized over the related performance period. Payments for development activities are recognized as revenue as earned, over the period of effort. In addition, we record revenue in connection with a government research grant as we incur expenses related to the grant, subject to the grant’s terms and annual funding approvals.

b. Contract Manufacturing

The Company manufactured product and performed services for a third party under a contract manufacturing agreement which expired in October 2006. Contract manufacturing revenue was recognized as product was shipped and as services were performed (see Note 13).

Investment Income

Interest income, which is included in investment income, is recognized as earned.

Research and Development Expenses

Research and development expenses include costs directly attributable to the conduct of research and development programs, including the cost of salaries, payroll taxes, employee benefits, materials, supplies, depreciation on and maintenance of research equipment, costs related to research collaboration and licensing agreements (see Note 11d), the cost of services provided by outside contractors, including services related to the Company’s clinical trials, clinical trial expenses, the full cost of manufacturing drug for use in research, preclinical development, and clinical trials, expenses related to the development of manufacturing processes prior to commencing commercial production of a product under contract manufacturing arrangements, and the allocable portions of facility costs, such as rent, utilities, insurance, repairs and maintenance, depreciation, and general support services. All costs associated with research and development are expensed as incurred.

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

Per Share Data

Net income (loss) per share, basic and diluted, is computed on the basis of the net income (loss) for the period divided by the weighted average number of shares of Common Stock and Class A Stock outstanding during the period. The basic net income (loss) per share excludes restricted stock awards until vested. The diluted net income per share is based upon the weighted average number of shares of Common Stock and Class A Stock outstanding, and of common stock equivalents outstanding when dilutive. Common stock equivalents include: (i) outstanding stock options and restricted stock awards under the Company’s Long-Term Incentive Plans, which are included under the treasury stock method when dilutive, and (ii) Common Stock to be issued under the assumed conversion of the Company’s outstanding convertible senior subordinated notes, which are included under the if-converted method when dilutive. The computation of diluted net loss per share for the years ended December 31, 2006 and 2005 does not include common stock equivalents, since such inclusion would be antidilutive. The computation of diluted net income per share for the year ended December 31, 2004 includes dilutive common stock equivalents. Disclosures required by SFAS 128, Earnings per Share, have been included in Note 19.

Income Taxes

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined on the basis of the difference between the tax basis of assets and liabilities and their respective financial reporting amounts (“temporary differences”) at enacted tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is established for deferred tax assets for which realization is uncertain. See Note 17.

Comprehensive Income (Loss)

Comprehensive income (loss) represents the change in net assets of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) of the Company includes net income (loss) adjusted for the change in net unrealized gain or loss on marketable securities. The net effect of income taxes on comprehensive income (loss) is immaterial. Comprehensive income for the year ended December 31, 2004 and comprehensive losses for the years ended December 31, 2006 and 2005 have been included in the Statements of Stockholders’ Equity.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents, marketable securities, and receivables from the sanofi-aventis Group. The Company generally invests its excess cash in obligations of the U.S. government and its agencies, bank deposits, asset-backed securities, investment grade debt securities issued by corporations, governments, and financial institutions, and money market funds that invest in these instruments. The Company has established guidelines that relate to credit quality, diversification, and maturity, and that limit exposure to any one issue of securities.

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

Contract research and development revenue in 2006 was primarily earned from sanofi-aventis under a collaboration agreement (see Note 12a). The Company recognizes revenue from its collaboration with sanofi-aventis in accordance with SAB 104 and EITF 00-21, as described above. Under the terms of the collaboration agreement, agreed upon VEGF Trap development expenses incurred by Regeneron during the term of the agreement will be funded by sanofi-aventis. In addition, the Company earns revenue related to non-refundable, up-front payments from sanofi-aventis. The Company also may receive up to $400.0 million in milestone payments upon receipt of specified VEGF Trap marketing approvals. Sanofi-aventis has the right to terminate the agreement without cause with at least twelve months advance notice.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates include (i) useful lives of property, plant, and equipment, (ii) the periods over which certain revenues and expenses will be recognized including contract research and development revenue recognized from non-refundable up-front payments and expense recognition of certain clinical trial costs which are included in research and development expenses, (iii) the extent to which deferred tax assets and liabilities are offset by a valuation allowance, and (iv) the fair value of stock options on their date of grant using the Black-Scholes option-pricing model, based on assumptions with respect to (a) expected volatility of our Common Stock price, (b) the periods of time over which employees and members of the Company’s board of directors are expected to hold their options prior to exercise (expected lives), (c) expected dividend yield on the Company’s Common Stock, and (d) risk-free interest rates, which are based on quoted U.S. Treasury rates for securities with maturities approximating the options’ expected lives. In addition, in connection with the recognition of compensation expense in accordance with the provisions of SFAS 123R, Share-Based Payment, as described below, the Company is required to estimate, at the time of grant, the number of stock option awards that are expected to be forfeited.

Stock-based Employee Compensation

Effective January 1, 2005, the Company adopted the fair value based method of accounting for stock-based employee compensation under the provisions of SFAS 123, Accounting for Stock-Based Compensation, using the modified prospective method as described in SFAS 148, Accounting for Stock-Based Compensation — Transition and Disclosure. As a result, in 2005, the Company recognized compensation expense, in an amount equal to the fair value of share-based payments (including stock option awards) on their date of grant, over the vesting period of the awards using graded vesting, which is an accelerated expense recognition method. Under the modified prospective method, compensation expense for the Company is recognized for (a) all share based payments granted on or after January 1, 2005 (including replacement options granted under the Company’s stock option exchange program which concluded on January 5, 2005 (see Note 14)) and (b) all awards granted to employees prior to January 1, 2005 that were unvested on that date.

REGENERON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

Effective January 1, 2006, the Company adopted the provisions of SFAS 123R, Share-Based Payment, which is a revision of SFAS 123. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, and requires the recognition of compensation expense in an amount equal to the fair value of the share-based payment (including stock options and restricted stock) issued to employees. SFAS 123R requires companies to estimate, at the time of grant, the number of awards that are expected to be forfeited and to revise this estimate, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Effective January 1, 2005, and prior to the Company’s adoption of SFAS 123R, the Company recognized the effect of forfeitures in stock-based compensation cost in the period when they occurred, in accordance with SFAS 123. Upon adoption of SFAS 123R effective January 1, 2006, the Company was required to record a cumulative effect adjustment to reflect the effect of estimated forfeitures related to outstanding awards that are not expected to vest as of the SFAS 123R adoption date. This adjustment reduced the Company’s loss by $0.8 million and is included in the Company’s operating results in 2006 as a cumulative-effect adjustment of a change in accounting principle.

Prior to the adoption of the fair value method, the Company accounted for stock-based compensation to employees under the intrinsic value method of accounting set forth in Accounting Principles Board Opinion No. (“APB”) 25, Accounting for Stock Issued to Employees, and related interpretations. Therefore, compensation expense related to employee stock options was not reflected in operating expenses in any period prior to the first quarter of 2005 and prior period results have not been restated. For the years ended December 31, 2006 and 2005, $18.4 million and $19.9 million, respectively, of non-cash stock-based employee compensation expense related to stock option awards (“Stock Option Expense”) was recognized in operating expenses. In addition, for the year ended December 31, 2005, $0.1 million of Stock Option Expense was capitalized in inventory. For the year ended December 31, 2004, had the Company adopted the fair value based method of accounting for stock-based employee compensation under the provisions of SFAS 123, Stock Option Expense would have totaled $33.6 million and the effect on the Company’s net income and net income per share would have been as follows:

2004

Net income, as reported	$41,699
Add: Stock-based employee compensation expense included in reported net income	2,543
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(36,093)

Pro forma net income, basic and diluted	$8,149

Basic net income per share amounts:
As reported	$0.75
Pro forma	$0.15
Diluted net income per share amounts:
As reported	$0.74
Pro forma	$0.15

Other disclosures required by SFAS 123 and SFAS 123R have been included in Note 14.

Statement of Cash Flows

Supplemental disclosure of noncash investing and financing activities:

In 2004, the Company awarded 105,052 shares of Restricted Stock under the Regeneron Pharmaceuticals, Inc. Long-Term Incentive Plan (see Notes 14). No Restricted Stock was awarded in 2006 or 2005. The Company records unearned compensation in Stockholders’ Equity related to these awards based on the fair market value of shares of

REGENERON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

the Company’s Common Stock on the grant date of the Restricted Stock award, which is expensed, on a pro rata basis, over the period that the restrictions on these shares lapse. In 2006, 2005, and 2004, the Company recognized $0.3 million, $1.9 million, and $2.5 million, respectively, of compensation expense related to Restricted Stock awards.

Included in accounts payable and accrued expenses at December 31, 2006, 2005, and 2004 were $0.8 million, $0.2 million, and $0.6 million of capital expenditures, respectively.

Included in accounts payable and accrued expenses at December 31, 2005, 2004, and 2003 were $1.9 million, $0.6 million, and $0.9 million, respectively, of accrued 401(k) Savings Plan contribution expense. During the first quarter of 2006, 2005, and 2004, the Company contributed 120,960, 90,385, and 64,333 shares, respectively, of Common Stock to the 401(k) Savings Plan in satisfaction of these obligations.

Included in marketable securities at December 31, 2006, 2005, and 2004 were $1.5 million, $1.2 million, and $2.6 million of accrued interest income, respectively.

Future Impact of Recently Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No, 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will be required to adopt FIN 48 effective for the fiscal year beginning January 1, 2007. Management believes that the adoption of FIN 48 will not have a material impact on the Company’s financial statements.

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

In September 2005, the Company announced plans to reduce its workforce by approximately 165 employees in connection with narrowing the focus of the Company’s research and development efforts, substantial improvements in manufacturing productivity, the June 2005 expiration of the Company’s collaboration with The Procter & Gamble Company, and the completion of contract manufacturing for Merck & Co., Inc. in late 2006. The majority of the headcount reduction occurred in the fourth quarter of 2005. The remaining headcount reductions occurred during 2006 as the Company completed activities related to contract manufacturing for Merck.

Costs associated with the workforce reduction are comprised principally of severance payments and related payroll taxes, employee benefits, and outplacement services. Termination costs related to 2005 workforce reductions were expensed in the fourth quarter of 2005, and included non-cash expenses due to the accelerated vesting of certain stock options and restricted stock held by affected employees. Estimated termination costs associated with the planned workforce reduction in 2006 were measured in October 2005 and were expensed ratably over the expected service period of the affected employees in accordance with SFAS 146, Accounting for Costs

REGENERON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

Associated with Exit or Disposal Activities. The total costs associated with the 2005 and 2006 workforce reductions were $2.6 million, including $0.2 million of non-cash expenses.

Severance costs associated with the workforce reduction plan that were charged to expense in 2005 and 2006 consist of the following:

			Accrued liability
	Costs charged to	Costs paid or	at December 31,
	expense in 2005	settled in 2005	2005

Employee severance, payroll taxes, and benefits	$1,786	$879	$907
Other severance costs	206	30	176
Non-cash expenses	221	221

Total	$2,213	$1,130	$1,083

			Accrued liability
	Costs charged to	Costs paid or	at December 31,
	expense 2006	settled in 2006	2006

Employee severance, payroll taxes, and benefits	$315	$(1,159)	$63
Other severance costs	33	(209)

Total	$348	$(1,368)	$63

These severance costs are included in the Company’s Statement of Operations for the years ended December 31, 2006 and 2005 as follows:

	2006		2005
	Research &	General &	Research &	General &
	development	administrative	development	administrative

Employee severance, payroll taxes, and benefits	$317	$(2)	$1,734	$52
Other severance costs	33		206
Non-cash expenses			215	6

Total	$350	$(2)	$2,155	$58

For segment reporting purposes (see Note 20), all severance-related expenses are included in the Research & Development segment.

4.	Marketable Securities

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

REGENERON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

The following tables summarize the amortized cost basis of marketable securities, the aggregate fair value of marketable securities, and gross unrealized holding gains and losses at December 31, 2006 and 2005:

	Amortized	Fair	Unrealized Holding
	Cost Basis	Value	Gains	(Losses)	Net

At December 31, 2006
Maturities within one year
Corporate debt securities	$105,128	$105,082	$11	$(57)	$(46)
U.S. government securities	22,267	22,243	1	(25)	(24)
Asset-backed securities	94,159	94,075	6	(90)	(84)

	221,554	221,400	18	(172)	(154)

Maturities between one and two years
Corporate debt securities	6,047	6,032		(15)	(15)
U.S. government securities	23,190	23,189	6	(7)	(1)
Asset-backed securities	32,835	32,762	3	(76)	(73)

	62,072	61,983	9	(98)	(89)

	$283,626	$283,383	$27	$(270)	$(243)

At December 31, 2005
Maturities within one year
Corporate debt securities	$42,203	$42,122	$5	$(86)	$(81)
U.S. government securities	52,959	52,763		(196)	(196)
Asset-backed securities	19,231	19,152		(79)	(79)

	114,393	114,037	5	(361)	(356)

Maturities between one and two years
Corporate debt securities	16,188	16,075	2	(115)	(113)
U.S. government securities	2,055	2,034		(21)	(21)

	18,243	18,109	2	(136)	(134)

	$132,636	$132,146	$7	$(497)	$(490)

In addition, cash and cash equivalents at December 31, 2006 and 2005 included an unrealized holding gain of $12 thousand and $20 thousand, respectively.

Realized gains and losses are included as a component of investment income. For the years ended December 31, 2006, 2005, and 2004, gross realized gains and losses were not significant. In computing realized gains and losses, the Company computes the cost of its investments on a specific identification basis. Such cost includes the direct costs to acquire the securities, adjusted for the amortization of any discount or premium. The fair value of marketable securities has been estimated based on quoted market prices.

REGENERON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

The following table shows the unrealized losses and fair value of the Company’s marketable securities with unrealized losses that are deemed to be only temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2006 and 2005. The securities listed at December 31, 2006 mature at various dates through October 2008.

	Less than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

At December 31, 2006
Corporate debt securities	$28,096	$(54)	$12,191	$(18)	$40,287	$(72)
U.S. government securities	23,273	(25)	2,023	(7)	25,296	(32)
Asset-backed securities	92,544	(161)	891	(5)	93,435	(166)

	$143,913	$(240)	$15,105	$(30)	$159,018	$(270)

At December 31, 2005
Corporate debt securities	$36,394	$(201)			$36,394	$(201)
U.S. government securities	2,034	(21)	$52,762	$(196)	54,796	(217)
Asset-backed securities	19,152	(79)			19,152	(79)

	$57,580	$(301)	$52,762	$(196)	$110,342	$(497)

The unrealized losses on the Company’s investments in corporate debt securities, U.S. government securities, and asset-backed securities were primarily caused by interest rate increases, which generally resulted in a decrease in the market value of the Company’s portfolio. Based upon the Company’s currently projected sources and uses of cash, the Company intends to hold these securities until a recovery of fair value, which may be maturity. Therefore, the Company does not consider these marketable securities at December 31, 2006 and 2005 to be other-than-temporarily impaired.

5.	Accounts Receivable

Accounts receivable as of December 31, 2006 and 2005 consist of the following:

	2006	2005

Receivable from sanofi-aventis (see Note 12a)	$6,900	$36,412
Other	593	109

	$7,493	$36,521

6.	Inventories

Inventory balances at December 31, 2005 consist of raw materials, work-in process, and finished products associated with the production of an intermediate for a Merck & Co., Inc. pediatric vaccine under a long-term manufacturing agreement which expired in October 2006 (see Note 13). The Company held no inventories at December 31, 2006.

REGENERON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

Inventories as of December 31, 2005 consist of the following:

2005

Raw materials	$278
Work-in process	1,423
Finished products	1,203

$2,904

7.	Property, Plant, and Equipment

Property, plant, and equipment as of December 31, 2006 and 2005 consist of the following:

	2006	2005

Land	$475	$475
Building and improvements	57,045	56,895
Leasehold improvements	14,662	31,192
Construction-in-progress	203
Laboratory and other equipment	59,164	57,395
Furniture, fixtures, software and computer equipment	5,413	4,675

	136,962	150,632
Less, accumulated depreciation and amortization	(87,609)	(90,097)

	$49,353	$60,535

Depreciation and amortization expense on property, plant, and equipment amounted to $14.3 million, $15.4 million, and $15.5 million for the years ended December 31, 2006, 2005, and 2004, respectively. Included in these amounts was $0.7 million, $0.9 million, and $1.1 million of depreciation and amortization expense related to contract manufacturing that was capitalized into inventory for the years ended December 31, 2006, 2005, and 2004, respectively.

8.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of December 31, 2006 and 2005 consist of the following:

	2006	2005

Accounts payable	$4,349	$4,203
Accrued payroll and related costs	9,932	10,713
Accrued clinical trial expense	2,606	3,081
Accrued expenses, other	2,292	3,048
Interest payable on convertible notes	2,292	2,292

	$21,471	$23,337

REGENERON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

9.	Deferred Revenue

Deferred revenue as of December 31, 2006 and 2005 consists of the following:

	2006	2005

Current portion:
Received from sanofi-aventis (see Note 12a)	$8,937	$12,483
Received from Bayer Healthcare LLC (see Note 12b)	12,561
Received from Merck (see Note 13)		1,911
Other	2,045	2,626

	$23,543	$17,020

Long-term portion:
Received from sanofi-aventis	$61,013	$69,142
Received from Bayer	62,439

	$123,452	$69,142

10.	Stockholders Equity

The Company’s Restated Certificate of Incorporation, as amended, provides for the issuance of up to 40 million shares of Class A Stock, par value $0.001 per share, and 160 million shares of Common Stock, par value $0.001 per share. Shares of Class A Stock are convertible, at any time, at the option of the holder into shares of Common Stock on a share-for-share basis. Holders of Class A Stock have rights and privileges identical to Common Stockholders except that Class A Stockholders are entitled to ten votes per share, while Common Stockholders are entitled to one vote per share. Class A Stock may only be transferred to specified Permitted Transferees, as defined. Under the Company’s Restated Certificate of Incorporation, as amended, the Company’s Board of Directors (the “Board”) is authorized to issue up to 30 million shares of preferred stock, in series, with rights, privileges, and qualifications of each series determined by the Board.

In October 2001, the Company completed a private placement of $200.0 million aggregate principal amount of senior subordinated notes, which are convertible into shares of the Company’s Common Stock. See Note 11c.

In August 2003, Regeneron issued to Merck & Co., Inc., 109,450 newly issued unregistered shares of the Company’s Common Stock as consideration for a non-exclusive license agreement granted by Merck to the Company. In August 2004, the Company repurchased these shares from Merck for a purchase price of $0.9 million based on the fair market value of the shares on August 19, 2004. The shares were subsequently retired. See Note 11d.

In November 2006, the Company completed a public offering of 7.6 million shares of Common Stock at a price of $23.03 per share and received proceeds, after expenses, of $174.6 million.

11.	Commitments and Contingencies

a.	Operating Leases

The Company currently leases approximately 236,000 square feet of laboratory and office facilities in Tarrytown, New York under operating lease agreements. In December 2006, the Company entered into a new operating lease agreement for approximately 221,000 square feet of laboratory and office space at the Company’s current Tarrytown location. The new lease includes approximately 27,000 square feet that the Company currently occupies (the “retained facilities”) and approximately 194,000 square feet to be located in new facilities that will be

REGENERON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

constructed and which are expected to be completed in early 2009. The term of the lease is expected to commence in early-2008 and will expire approximately 16 years later. Under the new lease the Company also has various options and rights on additional space at the Tarrytown site, and will continue to lease its present facilities until the new facilities are ready for occupancy. In addition, the lease contains three renewal options to extend the term of the lease by five years each and early termination options for the Company’s retained facilities only. The lease provides for monthly payments over the term of the lease related to the Company’s retained facilities, the costs of construction and tenant improvements for the Company’s new facilities, and additional charges for utilities, taxes, and operating expenses.

In connection with the new lease agreement, in December 2006, the Company issued a letter of credit in the amount of $1.6 million to its landlord, which is collateralized by a $1.6 million bank certificate of deposit. The certificate of deposit has been classified as restricted cash at December 31, 2006 in the accompanying financial statements.

The Company also leases manufacturing, office, and warehouse facilities in Rensselaer, New York under an operating lease agreement which expires in July 2012 and contains a renewal option to extend the lease for an additional five-year term and a purchase option. The leases provide for base rent plus additional rental charges for utilities, taxes, and operating expenses, as defined.

The Company leases certain laboratory and office equipment under operating leases which expire at various times through 2010.

Based, in part, upon budgeted construction and tenant improvement costs related to our new operating lease for facilities to be constructed in Tarrytown, New York, as described above, at December 31, 2006, the estimated future minimum noncancelable lease commitments under operating leases were as follows:

December 31,	Facilities	Equipment	Total

2007	$4,678	$291	$4,969
2008	4,678	212	4,890
2009	10,539	124	10,663
2010	11,876	13	11,889
2011	12,077		12,077
Thereafter	161,399		161,399

	$205,247	$640	$205,887

Rent expense under operating leases was:

Year Ending December 31,	Facilities	Equipment	Total

2006	$4,492	$307	$4,799
2005	4,606	319	4,925
2004	5,351	303	5,654

In addition to its rent expense for various facilities, the Company paid additional rental charges for utilities, real estate taxes, and operating expenses of $8.7 million, $9.5 million, and $6.0 million for the years ended December 31, 2006, 2005, and 2004, respectively.

b.  Loan Payable

In March 2003, the Company entered into a collaboration agreement with Novartis Pharma AG. In accordance with that agreement, Regeneron funded its share of 2003 collaboration development expenses through a loan from

REGENERON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

Novartis, which bore interest at a rate per annum equal to the LIBOR rate plus 2.5%, compounded quarterly. In March 2004, Novartis forgave its outstanding loan to Regeneron totaling $17.8 million, including accrued interest, based on Regeneron’s achieving a pre-defined development milestone. See Note 12c.

c.  Convertible Debt

In October 2001, the Company issued $200.0 million aggregate principal amount of convertible senior subordinated notes (“Notes”) in a private placement for proceeds to the Company of $192.7 million, after deducting the initial purchasers’ discount and out-of-pocket expenses (collectively, “Deferred Financing Costs”). The Notes bear interest at 5.5% per annum, payable semi-annually, and mature on October 17, 2008. Deferred Financing Costs, which are included in other assets, are amortized as interest expense over the period from the Notes’ issuance to stated maturity. The Notes are convertible, at the option of the holder at any time, into shares of the Company’s Common Stock at a conversion price of approximately $30.25 per share, subject to adjustment in certain circumstances. Regeneron may also redeem some or all of the Notes at any time if the closing price of the Company’s Common Stock has exceeded 140% of the conversion price then in effect for a specified period of time. The fair market value of the Notes fluctuates over time. The estimated fair value of the Notes at December 31, 2006 was approximately $209.4 million.

d.  Research Collaboration and Licensing Agreements

As part of the Company’s research and development efforts, the Company enters into research collaboration and licensing agreements with related and unrelated companies, scientific collaborators, universities, and consultants. These agreements contain varying terms and provisions which include fees and milestones to be paid by the Company, services to be provided, and ownership rights to certain proprietary technology developed under the agreements. Some of the agreements contain provisions which require the Company to pay royalties, as defined, at rates that range from 0.25% to 16.5%, in the event the Company sells or licenses any proprietary products developed under the respective agreements.

Certain agreements under which the Company is required to pay fees permit the Company, upon 30 to 90-day written notice, to terminate such agreements. With respect to payments associated with these agreements, the Company incurred expenses of $1.1 million, $1.0 million, and $1.4 million for the years ended December 31, 2006, 2005, and 2004, respectively.

In July 2002, Amgen Inc. and Immunex Corporation (now part of Amgen) granted the Company a non-exclusive license to certain patents and patent applications which may be used in the development and commercialization of the IL-1 Trap. The license followed two other licensing arrangements under which Regeneron obtained a non-exclusive license to patents owned by ZymoGenetics, Inc. and Tularik Inc. for use in connection with the IL-1 Trap program. These license agreements would require the Company to pay royalties based on the net sales of the IL-1 Trap if and when it is approved for sale. In total, the royalty rate under these three agreements would be in the mid-single digits.

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

The Company has entered into various agreements related to its activities to develop and commercialize product candidates and utilize its technology platforms. Amounts earned by the Company in connection with these agreements, which were recognized as contract research and development revenue, research progress payments, or other contract income, as applicable, totaled $51.1 million, $83.1 million, and $198.7 million in 2006, 2005, and 2004, respectively. Total Company incurred expenses associated with these agreements, which include reimbursable and non-reimbursable amounts and an allocable portion of general and administrative costs, were $43.4 million, $42.2 million and $75.3 million in 2006, 2005, and 2004, respectively. Significant agreements of this kind are described below.

a.  The sanofi-aventis Group

In September 2003, the Company entered into a collaboration agreement (the “Aventis Agreement”) with the Aventis Pharmaceuticals Inc. (now a member of the sanofi-aventis Group), to jointly develop and commercialize the Company’s Vascular Endothelial Growth Factor (“VEGF”) Trap. In connection with this agreement, sanofi-aventis made a non-refundable up-front payment of $80.0 million and purchased 2,799,552 newly issued unregistered shares of the Company’s Common Stock for $45.0 million.

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

In December 2005, the Company and sanofi-aventis amended the Aventis Agreement to expand the territory in which the companies are collaborating on the development of the VEGF Trap to include Japan. In connection with this amendment, sanofi-aventis agreed to make a $25.0 million non-refundable up-front payment to the Company, which was received in January 2006. Under the Aventis Agreement, as amended, the Company and sanofi-aventis will share co-promotion rights and profits on sales, if any, of the VEGF Trap outside of Japan, for disease indications included in the companies’ collaboration. The Company is entitled to a royalty of approximately 35% on annual sales of the VEGF Trap in Japan, subject to certain potential adjustments. The Company may also receive up to $400.0 million in additional milestone payments upon receipt of specified marketing approvals. This total includes up to $360.0 million in milestone payments related to the receipt of marketing approvals for up to eight VEGF Trap oncology and other indications in the United States or the European Union. Another $40.0 million of milestone payments relate to receipt of marketing approvals for up to five VEGF Trap oncology indications in Japan. In December 2004, the Company earned a $25.0 million payment from sanofi-aventis, which was received in January 2005, upon the achievement of an early-stage clinical milestone.

Under the Aventis Agreement, as amended, agreed upon worldwide development expenses incurred by both companies during the term of the agreement will be funded by sanofi-aventis. If the collaboration becomes profitable, Regeneron will be obligated to reimburse sanofi-aventis for 50% of these development expenses, or half of $205.0 million as of December 31, 2006, in accordance with a formula based on the amount of development expenses and Regeneron’s share of the collaboration profits and Japan royalties, or at a faster rate at Regeneron’s option. Regeneron has the option to conduct additional pre-Phase III studies at its own expense. In connection with the January 2005 amendment to the Aventis Agreement, the Intraocular Termination Payment of $25.0 million will be considered a VEGF Trap development expense and will be subject to 50% reimbursement by Regeneron to

REGENERON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

sanofi-aventis, as described above, if the collaboration becomes profitable. In addition, if the first commercial sale of a VEGF Trap product in Intraocular Delivery predates the first commercial sale of a VEGF Trap product under the collaboration by two years, Regeneron will begin reimbursing sanofi-aventis for up to $7.5 million of VEGF Trap development expenses in accordance with a formula until the first commercial VEGF Trap sale under the collaboration occurs.

Sanofi-aventis has the right to terminate the agreement without cause with at least twelve months advance notice. Upon termination of the agreement for any reason, Regeneron’s obligation to reimburse sanofi-aventis, for 50% of VEGF Trap development expenses will terminate, and the Company will retain all rights to the VEGF Trap.

Revenue related to payments from sanofi-aventis is being recognized in accordance with SAB 104 and EITF 00-21 (see Note 2). The up-front payments received in September 2003 and January 2006, of $80.0 million and $25.0 million, respectively, and reimbursement of Regeneron-incurred development expenses, are being recognized as contract research and development revenue over the related performance period. Milestone payments are classified as research progress payments. In addition to the $25.0 million research progress payment earned in 2004, the Company recognized $47.8 million, $43.4 million, and $78.3 million of contract research and development revenue in 2006, 2005, and 2004, respectively, in connection with the Aventis Agreement. The Company also recognized the $25.0 million Intraocular Termination Payment as other contract income in 2005. At December 31, 2006 and 2005, amounts receivable from sanofi-aventis totaled $6.9 million and $36.4 million, respectively, and deferred revenue was $70.0 million and $81.6 million, respectively.

b.  Bayer Healthcare LLC

In October 2006, the Company entered into a license and collaboration agreement (the “Bayer Agreement”) with Bayer HealthCare LLC to globally develop, and commercialize outside the United States, the Company’s VEGF Trap for the treatment of eye disease by local administration (“VEGF Trap-Eye”). Under the terms of the agreement, Bayer made a non-refundable up-front payment to the Company of $75.0 million. In addition, the Company is eligible to receive up to $110.0 million in development and regulatory milestones, including a total of $40.0 million upon the initiation of Phase 3 trials in defined major indications. The Company is also eligible to receive up to an additional $135.0 million in sales milestones when and if total annual sales of the VEGF Trap-Eye outside the United States achieve certain specified levels starting at $200.0 million.

The Company will share equally with Bayer in any future profits arising from the commercialization of the VEGF Trap-Eye outside the United States. If the VEGF Trap-Eye is granted marketing authorization in a major market country outside the United States and the collaboration becomes profitable, the Company will be obligated to reimburse Bayer out of the Company’s share of the collaboration profits for 50% of the agreed upon development expenses that Bayer has incurred in accordance with a formula based on the amount of development expenses that Bayer has incurred and the Company’s share of the collaboration profits, or at a faster rate at the Company’s option. Within the United States, the Company is responsible for any future commercialization of the VEGF Trap-Eye and has retained exclusive rights to any future profits arising therefrom.

Agreed upon development expenses incurred by both companies, beginning in 2007, under a global development plan will be shared as follows:

2007:	Up to $50.0 million shared equally; the Company is solely responsible for up to the next $40.0 million; over $90.0 million shared equally.

2008:	Up to $70.0 million shared equally, the Company is solely responsible for up to the next $30.0 million; over $100.0 million shared equally.

2009 and thereafter:	All expenses shared equally.

REGENERON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

Neither party will be reimbursed for any development expenses that it incurred prior to 2007.

Regeneron is obligated to use commercially reasonable efforts to supply clinical and commercial product requirements.

Bayer has the right to terminate the Bayer Agreement without cause with at least six months or twelve months advance notice depending on defined circumstances at the time of termination. In the event of termination of the agreement for any reason, the Company retains all rights to the VEGF Trap-Eye.

Revenue related to the Bayer Agreement will be recognized in accordance with SAB 104 and EITF 00-21 (see Note 2). The $75.0 million up-front payment received in October 2006 was deferred upon receipt. When the Company and Bayer have formalized their projected global development plans for the VEGF Trap-Eye, as well as the projected responsibilities of each of the companies under such development plans, the Company will begin recognizing contract research and development revenue related to payments from Bayer. At December 31, 2006, there were no amounts receivable from Bayer, and deferred revenue was $75.0 million.

c.  Novartis Pharma AG

In March 2003, the Company entered into a collaboration agreement (the “Novartis Agreement”) with Novartis Pharma AG to jointly develop and commercialize the Company’s Interleukin-1 Cytokine Trap (“IL-1 Trap”). In connection with this agreement, Novartis made a non-refundable up-front payment to the Company of $27.0 million.

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

In 2004, the Company recognized contract research and development revenue of $22.1 million in connection with the Novartis Agreement, which represented the remaining amount of the $27.0 million up-front payment from Novartis that had previously been deferred. In addition, forgiveness of the 2003 Loan and accrued interest in 2004 was recognized as a research progress payment.

d.  The Procter & Gamble Company

In May 1997, the Company entered into a long-term collaboration with The Procter & Gamble Company to discover, develop, and commercialize pharmaceutical products, and Procter & Gamble agreed to provide funding for Regeneron’s research efforts related to the collaboration. Effective December 31, 2000, in accordance with the companies’ collaboration agreement (the “P&G Agreement”), Procter & Gamble was obligated to fund Regeneron research on therapeutic areas that were of particular interest to Procter & Gamble through December 2005, with no further research obligations by either party thereafter. Under the P&G Agreement, research support from Procter & Gamble was $2.5 million per quarter, plus adjustments for inflation, through December 2005.

REGENERON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

In June 2005, the Company and Procter & Gamble amended the P&G Agreement. Pursuant to the terms of the modified agreement, the Company and Procter & Gamble agreed that the research activities of the parties under the P&G Agreement were completed on June 30, 2005, six months prior to the December 31, 2005 expiration date in the P&G Agreement. In connection with the amendment, Procter & Gamble made a one-time $5.6 million payment to Regeneron and the Company paid approximately $1.0 million to Procter & Gamble to acquire certain capital equipment owned by Procter & Gamble and located at the Company’s facilities. Procter & Gamble and the Company divided rights to research programs and pre-clinical product candidates that were developed during the research term of the P&G Agreement. Neither party has the right to participate in the development or commercialization of the other party’s product candidates. The Company is entitled to receive royalties based on any future product sales of a Procter & Gamble pre-clinical candidate arising from the collaboration, and Procter & Gamble is entitled to receive a small royalty on any sales of a single Regeneron candidate that is currently not being developed. Neither party is entitled to receive royalties or other payments based on any other products arising from the collaboration.

Contract research and development revenue related to the Company’s collaboration with Procter & Gamble was $6.0 million and $10.5 million in 2005 and 2004, respectively. In addition, the one-time $5.6 million payment made by Procter & Gamble to the Company in connection with the amendment to the P&G Agreement was recognized as other contract income in 2005.

e.  Serono, S.A.

In December 2002, the Company entered into an agreement (the “Serono Agreement”) with Serono S.A. to use Regeneron’s proprietary VelociGene® technology platform to provide Serono with knock-out and transgenic mammalian models of gene function (“Materials”). Serono made an advance payment of $1.5 million (the “Retainer”) to Regeneron in December 2002, which was accounted for as deferred revenue. Regeneron recognizes revenue and reduces the Retainer as Materials are shipped to and accepted by Serono. The Serono Agreement contains provisions for minimum yearly order quantities and replenishment of the Retainer when the balance declines below a specified threshold. In 2006, 2005, and 2004, the Company recognized $1.8 million, $2.2 million, and $2.1 million, respectively, of contract research and development revenue in connection with the Serono Agreement.

f.  National Institutes of Health

In September 2006, the Company was awarded a grant from the National Institutes of Health (“NIH”) as part of the NIH’s Knockout Mouse Project. The NIH grant provides a minimum of $17.9 million in funding over a five-year period, subject to compliance with its terms and annual funding approvals, for the Company’s use of its VelociGene technology to generate a collection of targeting vectors and targeted mouse embryonic stem cells (“ES Cells”) which can be used to produce knockout mice. The Company will also receive another $1.0 million in funding to optimize certain existing technology for use in the Knockout Mouse Project. In 2006, the Company recognized contract research and development revenue of $0.5 million from the NIH Grant.

13.	Manufacturing Agreement

During 1995, the Company entered into a long-term manufacturing agreement with Merck & Co., Inc., as amended, (the “Merck Agreement”) to produce an intermediate (the “Intermediate”) for a Merck pediatric vaccine at the Company’s Rensselaer, New York facility. The Company modified portions of its facility for manufacture of the Intermediate and assisted Merck in securing regulatory approval for such manufacture in the Company’s facility. The Merck Agreement called for the Company to manufacture Intermediate for Merck for a specified period of time (the “Production Period”), with certain minimum order quantities each year. The Production Period commenced in

REGENERON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

November of 1999 and originally extended for six years. In February 2005, the Company and Merck amended the Merck Agreement to extend the Production Period through October 2006, at which time the Merck Agreement terminated.

Merck agreed to reimburse the Company for the capital costs to modify the facility (“Capital Costs”). Merck also agreed to pay an annual facility fee (the “Facility Fee”) of $1.0 million beginning March 1995, subject to annual adjustment for inflation. During the Production Period, Merck agreed to reimburse the Company for certain manufacturing costs, pay the Company a variable fee based on the quantity of Intermediate supplied to Merck, and make additional bi-annual payments (“Additional Payments”), as defined. In addition, Merck agreed to reimburse the Company for the cost of Company activities performed on behalf of Merck prior to the Production Period and for miscellaneous costs during the Production Period (“Internal Costs”). These payments were recognized as contract manufacturing revenue as follows: (i) payments for Internal Costs were recognized as the activities were performed, (ii) the Facility Fee and Additional Payments were recognized over the period to which they related, (iii) payments for Capital Costs were deferred and recognized as Intermediate was shipped to Merck, and (iv) payments related to the manufacture of Intermediate during the Production Period (“Manufacturing Payments”) were recognized after the Intermediate was tested and approved by, and shipped (FOB Shipping Point) to, Merck.

In 2006, 2005, and 2004, Merck contract manufacturing revenue totaled $12.3 million, $13.7 million, and $18.1 million, respectively. Such amounts include $1.2 million, $1.4 million, and $3.6 million of previously deferred Capital Costs, respectively.

14.	Long-Term Incentive Plans

During 2000, the Company established the Regeneron Pharmaceuticals, Inc. 2000 Long-Term Incentive Plan (“2000 Incentive Plan”) which, as amended, provides for the issuance of up to 18,500,000 shares of Common Stock in respect of awards. In addition, shares of Common Stock previously approved by shareholders for issuance under the Regeneron Pharmaceuticals, Inc. 1990 Long-Term Incentive Plan (“1990 Incentive Plan”) that are not issued under the 1990 Incentive Plan, may be issued as awards under the 2000 Incentive Plan. Employees of the Company, including officers, and nonemployees, including consultants and nonemployee members of the Company’s board of directors, (collectively, “Participants”) may receive awards as determined by a committee of independent directors (“Committee”). The awards that may be made under the 2000 Incentive Plan include: (a) Incentive Stock Options (“ISOs”) and Nonqualified Stock Options, (b) shares of Restricted Stock, (c) shares of Phantom Stock, (d) Stock Bonuses, and (e) Other Awards.

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

During 1990, the Company established the 1990 Incentive Plan which, as amended, provided for a maximum of 6,900,000 shares of Common Stock in respect of awards. Employees of the Company, including officers, and nonemployees, including consultants and nonemployee members of the Company’s board of directors, received awards as determined by a committee of independent directors. Under the provisions of the 1990 Incentive Plan, there will be no future awards from the plan. Awards under the 1990 Incentive Plan consisted of Incentive Stock Options and Nonqualified Stock Options which generally vest on a pro rata basis over a three or five year period and have a term of ten years.

The 1990 and 2000 Incentive Plans contain provisions that allow for the Committee to provide for the immediate vesting of awards upon a change in control of the Company, as defined.

As of December 31, 2006, there were 4,132,249 shares available for future grants under the 2000 Incentive Plan.

a.  Stock Options

Transactions involving stock option awards during 2004, 2005, and 2006 under the 1990 and 2000 Incentive Plans are summarized in the table below.

		Weighted-	Weighted-Average
		Average	Remaining
Stock Options:	Number of Shares	Exercise Price	Contractual Term	Intrinsic Value
			(in years)	(in thousands)

Outstanding at December 31, 2003	13,138,299	$20.36
2004:
Granted	2,828,484	$9.90
Forfeited	(343,994)	$19.53
Expired	(170,953)	$24.26
Exercised	(311,268)	$5.98

Outstanding at December 31, 2004	15,140,568	$18.68
2005:
Granted	4,551,360	$10.08
Forfeited	(1,975,108)	$20.83
Expired	(2,399,410)	$30.18
Exercised	(597,918)	$9.50

Outstanding at December 31, 2005	14,719,492	$14.23
			(continued)

REGENERON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

		Weighted-	Weighted-Average
		Average	Remaining
Stock Options (continued):	Number of Shares	Exercise Price	Contractual Term	Intrinsic Value
			(in years)	(in thousands)

2006:
Granted	2,742,260	$19.59
Forfeited	(338,122)	$10.51
Expired	(172,218)	$24.23
Exercised	(1,408,907)	$9.84

Outstanding at December 31, 2006	15,542,505	$15.54	6.8	$96,827

Vested and expected to vest at December 31, 2006	14,899,611	$15.65	6.7	$92,270
Exercisable at December 31, 2004	8,628,873	$21.05
Exercisable at December 31, 2005	7,321,256	$17.79
Exercisable at December 31, 2006	7,890,856	$17.41	5.4	$47,028

The total intrinsic value of stock options exercised during 2006, 2005, and 2004 was $13.2 million, $1.6 million, and $1.3 million, respectively. The intrinsic value represents the amount by which the market price of the underlying stock exceeds the exercise price of an option.

The Company grants stock options with exercise prices that are equal to or greater than the market price of the Company’s Common Stock on the date of grant. The table below summarizes the weighted-average exercise prices and weighted-average grant-date fair values of options issued during the years ended December 31, 2004, 2005, and 2006.

		Weighted-	Weighted-
	Number of	Average Exercise	Average Fair
	Options Granted	Price	Value

2004:
Exercise price equal to market price	2,796,873	$9.89	$7.53
Exercise price greater than market price	31,611	$10.44	$6.10

Total 2004 grants	2,828,484	$9.90	$7.51

2005:
Exercise price equal to market price	4,551,360	$10.08	$6.68
2006:
Exercise price equal to market price	2,742,260	$19.59	$12.82

REGENERON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

The following table summarizes stock option information as of December 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted-Average	Weighted-		Weighted-
Range of	Number	Remaining	Average	Number	Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$ 4.83 to $ 8.50	2,281,208	4.36	$8.18	740,638	$7.66
$ 8.52 to $10.56	3,164,750	6.10	$9.37	1,983,333	$9.31
$10.84 to $11.64	2,226,650	8.94	$11.64	552,353	$11.63
$11.70 to $17.89	2,535,210	7.22	$13.47	1,638,630	$13.15
$18.17 to $24.02	3,358,328	8.76	$20.07	999,543	$19.47
$24.60 to $37.94	1,916,359	4.43	$32.71	1,916,359	$32.71
$51.56 to $51.56	60,000	3.16	$51.56	60,000	$51.56

$ 4.83 to $51.56	15,542,505	6.79	$15.54	7,890,856	$17.41

Non-cash stock-based employee compensation expense recognized in operating expenses is provided in Note 2. As of December 31, 2006, there was $44.0 million of stock-based compensation cost related to outstanding nonvested stock options, net of estimated forfeitures, which had not yet been recognized in operating expenses. The Company expects to recognize this compensation cost over a weighted-average period of 1.9 years. In addition, there are 723,092 options which are unvested as of December 31, 2006 and would become vested upon the attainment of certain performance and service conditions. Potential compensation cost, measured on the grant date, related to these performance options totals $2.7 million and will begin to be recognized only if, and when, these options’ performance condition is considered to be probable of attainment.

Fair value Assumptions:

The fair value of each option granted under the Regeneron Pharmaceuticals, Inc. 2000 Incentive Plan during 2006, 2005, and 2004 was estimated on the date of grant using the Black-Scholes option-pricing model. Using this model, fair value is calculated based on assumptions with respect to (i) expected volatility of the Company’s Common Stock price, (ii) the periods of time over which employees and members of the Company’s board of directors are expected to hold their options prior to exercise (expected lives), (iii) expected dividend yield on the Company’s Common Stock, and (iv) risk-free interest rates, which are based on quoted U.S. Treasury rates for securities with maturities approximating the options’ expected lives. Expected volatility has been estimated based on actual movements in the Company’s stock price over the most recent historical periods equivalent to the options’ expected lives. Expected lives are principally based on the Company’s limited historical exercise experience with option grants with similar exercise prices. The expected dividend yield is zero as the Company has never paid dividends and does not currently anticipate paying any in the foreseeable future. The following table summarizes the weighted average values of the assumptions used in computing the fair value of option grants during 2006, 2005, and 2004.

	2006	2005	2004

Expected volatility	67%	71%	80%
Expected lives from grant date	6.5 years	5.9 years	7.5 years
Expected dividend yield	0%	0%	0%
Risk-free interest rate	4.51%	4.16%	4.03%

REGENERON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

2005 Stock Option Exchange:

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

Each replacement option was completely unvested upon grant. Each replacement option granted to an employee other than our executive vice president and senior vice presidents will ordinarily become vested and exercisable with respect to one-fourth of the shares initially underlying such option on each of the first, second, third and fourth anniversaries of the grant date so that such replacement option will be fully vested and exercisable four years after it was granted. Each replacement option granted to our executive vice president and senior vice presidents will ordinarily vest with respect to all shares underlying such option if both (i) the Company’s products have achieved gross sales of at least $100 million during any consecutive twelve month period (either directly by the Company or through its licenses) and (ii) the specific executive or senior vice president has remained employed by the Company for at least three years from the date of grant. For all replacement options, the recipient’s vesting and exercise rights are contingent upon the recipients continued employment through the applicable vesting date and subject to the other terms of the 2000 Incentive Plan and the applicable option award agreement. As is generally the case with respect to the option award agreements for options that were eligible for exchange pursuant to the stock option exchange program, the option award agreements for replacement options include provisions whereby the replacement options may be fully vested in connection with a “Change in Control” of the Company, as defined in the 2000 Incentive Plan.

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

REGENERON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

b.  Restricted Stock

A summary of the Company’s activity related to Restricted Stock awards for the years ended December 31, 2004, 2005, and 2006 is summarized below:

			Weighted-
			Average
			Grant Date
Restricted Stock:		Number of Shares	Fair Value

Outstanding at December 31, 2003		338,116	$15.74
2004:	Granted	105,052	$9.55
	Forfeited	(18,194)	$14.39
	Released	(138,557)	$18.12

	Outstanding at December 31, 2004	286,417	$12.40
2005:	Forfeited	(4,601)	$11.70
	Released	(186,628)	$13.05

	Outstanding at December 31, 2005	95,188	$11.16
2006:	Forfeited	(1,703)	$9.74
	Released	(93,485)	$11.18

	Outstanding at December 31, 2006	—

In accordance with generally accepted accounting principles, the Company recorded unearned compensation in Stockholders’ Equity related to grants of Restricted Stock awards. This amount was based on the fair market value of shares of the Company’s Common Stock on the date of grant and was expensed, on a pro rata basis, over the period that the restriction on these shares lapsed, which was approximately two years for grants issued in 2003 and 18 months for grants issued in 2004. In addition, unearned compensation in Stockholders’ Equity was reduced due to forfeitures of Restricted Stock resulting from employee terminations. Prior to the adoption of SFAS 123R, unearned compensation was included as a separate component of Stockholders’ Equity. Effective January 1, 2006, unearned compensation was combined with additional paid-in capital in accordance with the provisions of SFAS 123R.

In connection with grants of Restricted Stock awards, the Company recorded unearned compensation in Stockholders’ Equity of $1.0 million in 2004 and in connection with forfeitures of these awards, the Company reduced unearned compensation by $17 thousand, $0.1 million, and $0.3 million in 2006, 2005, and 2004, respectively. The Company recognized non-cash compensation expense from Restricted Stock awards of $0.3 million, $1.9 million, and $2.5 million in 2006, 2005, and 2004, respectively. As of December 31, 2006, there were no unvested shares of restricted stock outstanding and all compensation expense related to these awards had been recognized.

15.	Executive Stock Purchase Plan

In 1989, the Company adopted an Executive Stock Purchase Plan (the “Plan”) under which 1,027,500 shares of Class A Stock were reserved for restricted stock awards. The Plan provides for the compensation committee of the board of directors to award employees, directors, consultants, and other individuals (“Plan participants”) who render service to the Company the right to purchase Class A Stock at a price set by the compensation committee. The Plan provides for the vesting of shares as determined by the compensation committee and, should the Company’s relationship with a Plan participant terminate before all shares are vested, unvested shares will be repurchased by the Company at a price per share equal to the original amount paid by the Plan participant. During

REGENERON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

1989 and 1990, a total of 983,254 shares were issued, all of which vested as of December 31, 1999. As of December 31, 2006, there were 44,246 shares available for future grants under the Plan.

16.	Employee Savings Plan

In 1993, the Company adopted the provisions of the Regeneron Pharmaceuticals, Inc. 401(k) Savings Plan (the “Savings Plan”). The terms of the Savings Plan provide for employees who have met defined service requirements to participate in the Savings Plan by electing to contribute to the Savings Plan a percentage of their compensation to be set aside to pay their future retirement benefits, as defined. The Savings Plan, as amended and restated, provides for the Company to make discretionary contributions (“Contribution”), as defined. The Company recorded Contribution expense of $1.3 million in 2006, $2.0 million in 2005, and $0.8 million in 2004; such amounts were accrued as liabilities at December 31, 2006, 2005, and 2004, respectively. During the first quarter of 2007, 2006, and 2005, the Company contributed, 64,532, 120,960, and 90,385 shares, respectively, of Common Stock to the Savings Plan in satisfaction of these obligations.

17.	Income Taxes

In 2006, 2005, and 2004, the Company recognized a net operating loss for tax purposes and, accordingly, no provision for income taxes has been recorded in the accompanying financial statements. There is no benefit for federal or state income taxes for the years ended December 31, 2006, 2005, and 2004 since the Company has incurred net operating losses for tax purposes since inception and established a valuation allowance equal to the total deferred tax asset.

The tax effect of temporary differences, net operating loss carry-forwards, and research and experimental tax credit carry-forwards as of December 31, 2006, 2005, and 2004 was as follows:

	2006	2005	2004

Deferred tax assets:
Net operating loss carry-forward	$177,034	$161,060	$135,099
Fixed assets	15,640	12,873	9,772
Deferred revenue	58,739	34,284	28,527
Research and experimental tax credit carry-forward	23,248	23,074	20,772
Capitalized research and development costs	19,555	24,015	28,559
Other	18,110	12,095	4,168
Valuation allowance	(312,326)	(267,401)	(226,897)

	—	—	—

The Company’s valuation allowance increased by $44.9 million in 2006, due primarily to increases in the Company’s net operating loss carry-forward and the temporary difference related to deferred revenue, principally resulting from the non-refundable up-front payment received from Bayer HealthCare in 2006 (see Note 12b). The Company’s valuation allowance increased by $40.5 million in 2005, due primarily to an increase in the Company’s net operating loss carry-forward, and decreased by $14.2 million in 2004, due primarily to a reduction in the temporary difference related to deferred revenue.

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

REGENERON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

As of December 31, 2006, the Company had available for tax purposes unused net operating loss carry-forwards of $446.1 million, which will expire in various years from 2007 to 2026 and included $3.0 million of net operating loss carry-forwards related to exercises of Nonqualified Stock Options and disqualifying dispositions of Incentive Stock Options, the tax benefit from which, if realized, will be credited to additional paid-in capital. The Company’s research and experimental tax credit carry-forwards expire in various years from 2007 to 2026. Under the Internal Revenue Code and similar state provisions, substantial changes in the Company’s ownership have resulted in an annual limitation on the amount of net operating loss and tax credit carry-forwards that can be utilized in future years to offset future taxable income. This annual limitation may result in the expiration of net operating losses and tax credit carry-forwards before utilization.

18.	Legal Matters

From time to time, the Company is a party to legal proceedings in the course of the Company’s business. The Company does not expect any such current legal proceedings to have a material adverse effect on the Company’s business or financial condition.

19.	Net Income (Loss) Per Share

The Company’s basic net income (loss) per share amounts have been computed by dividing net income (loss) by the weighted average number of Common and Class A shares outstanding. The diluted net income per share is based upon the weighted average number of shares of Common Stock and Class A Stock outstanding, and of the common stock equivalents outstanding when dilutive. In 2006 and 2005, the Company reported net losses; therefore, no common stock equivalents were included in the computation of diluted net loss per share since such inclusion would have been antidilutive. The calculations of basic and diluted net loss per share are as follows:

	December 31,
	2006	2005	2004

Net income (loss) (Numerator)	$(102,337)	$(95,446)	$41,699
Shares, in thousands (Denominator):
Weighted-average shares for basic per share calculations	57,970	55,950	55,419
Effect of stock options			711
Effect of restricted stock awards			42

Adjusted weighted-average shares for diluted per share calculations	57,970	55,950	56,172

Basic net income (loss) per share	$(1.77)	$(1.71)	$0.75
Diluted net income (loss) per share	$(1.77)	$(1.71)	$0.74

REGENERON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

Shares issuable upon the exercise of options, vesting of restricted stock awards, and conversion of convertible debt, which have been excluded from the diluted per share amounts because their effect would have been antidilutive, include the following:

	December 31,
	2006	2005	2004

Options:
Weighted average number, in thousands	14,139	13,299	10,110
Weighted average exercise price	$14.41	$14.59	$23.82
Restricted Stock:
Weighted average number, in thousands	23	165	6
Convertible Debt:
Weighted average number, in thousands	6,611	6,611	6,611
Conversion price	$30.25	$30.25	$30.25

In connection with the Company’s stock option exchange program (see Note 14), on January 5, 2005, eligible employees elected to exchange options with a total of 3,665,819 underlying shares of Common Stock, and the Company issued 1,997,840 replacement options with an exercise price of $8.50 per share.

20.	Segment Information

Through 2006, the Company’s operations were managed in two business segments: research and development, and contract manufacturing. Due to the expiration of the Company’s manufacturing agreement with Merck in October 2006, beginning in 2007, the Company only has a research and development business segment.

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

Contract manufacturing:  Includes all revenues and expenses related to the commercial production of products under contract manufacturing arrangements. During 2006, 2005, and 2004, the Company produced Intermediate under the Merck Agreement, which expired in October 2006 (see Note 13).

REGENERON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

The tables below present information about reported segments for the years ended December 31, 2006, 2005, and 2004:

	Research &	Contract		Reconciling
	Development	Manufacturing		Items		Total

2006
Revenues	$51,136	$12,311		—		$63,447
Depreciation and amortization	13,549	—	(1)	$1,043		14,592
Non-cash compensation expense	18,357	318		(813	) (3)	17,862
Interest expense		—		12,043		12,043
Net income (loss)	(111,820)	4,165		5,318	(2)	(102,337)
Capital expenditures	3,339	—		—		3,339
Total assets	56,843	3		528,244	(4)	585,090
2005
Revenues	$52,447	$13,746		—		$66,193
Depreciation and amortization	14,461	—	(1)	$1,043		15,504
Non-cash compensation expense	21,492	367		—		21,859
Interest expense	—	—		12,046		12,046
Other contract income	30,640	—		—		30,640
Net income (loss)	(97,970)	4,189		(1,665	) (2)	(95,446)
Capital expenditures	4,667	—		—		4,667
Total assets	95,645	4,315		323,541	(4)	423,501
2004
Revenues	$155,927	$18,090		—		$174,017
Depreciation and amortization	14,319	—	(1)	$1,043		15,362
Non-cash compensation expense	2,543	—		—		2,543
Interest expense	126	—		12,049		12,175
Other contract income	42,750	—		—		42,750
Net income (loss)	45,395	2,876		(6,572	) (2)	41,699
Capital expenditures	5,972	—		—		5,972
Total assets	111,038	6,532		355,538	(4)	473,108

(1)	Depreciation and amortization related to contract manufacturing is capitalized into inventory and included in contract manufacturing expense when the product is shipped.

(2)	Represents investment income net of interest expense related to convertible notes issued in October 2001 (see Note 11c). For the year ended December 31, 2006, also includes the cumulative effect of adopting SFAS 123R (see Note 2).

(3)	Represents the cumulative effect of adopting SFAS 123R (see Note 2).

(4)	Includes cash and cash equivalents, marketable securities, restricted cash and restricted marketable securities (where applicable), prepaid expenses and other current assets, and other assets.

REGENERON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

21.	Unaudited Quarterly Results

Summarized quarterly financial data for the years ended December 31, 2006 and 2005 are set forth in the following tables.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	Ended	Ended	Ended	Ended
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006
	(Unaudited)

Revenues	$18,219	$19,258	$15,624	$10,346
Net loss	(20,380)	(23,576)	(27,410)	(30,971)
Net loss per share, basic and diluted:	$(0.36)	$(0.41)	$(0.48)	$(0.51)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	Ended	Ended	Ended	Ended
	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005
	(Unaudited)

Revenues	$16,209	$16,366	$16,194	$17,424
Net loss	(4,123)	(26,999)	(34,652)	(29,672)
Net loss per share, basic and diluted	$(0.07)	$(0.48)	$(0.62)	$(0.53)

22.	Subsequent Event — License Agreement

On February 5, 2007, the Company entered into a non-exclusive license agreement with AstraZeneca that will allow AstraZeneca to utilize the Company’s VelocImmune® technology in its internal research programs to discover human monoclonal antibodies. Under the terms of the agreement, AstraZeneca made a $20.0 million non-refundable up-front payment to the Company. AstraZeneca also will make up to five additional annual payments of $20.0 million, subject to its ability to terminate the agreement after making the first three additional payments or earlier if the technology does not meet minimum performance criteria. The Company is entitled to receive a mid-single-digit royalty on any future sales of antibody products discovered by AstraZeneca using the Company’s VelocImmune technology.

EXHIBIT INDEX

Exhibit
Number		Description

3.1		(a)	—	Restated Certificate of Incorporation of Regeneron Pharmaceuticals, Inc. as of June 21, 1991.
3	.1.1	(b)	—	Certificate of Amendment of the Restated Certificate of Incorporation of Regeneron Pharmaceuticals, Inc., dated as of October 18, 1996.
3	.1.2	(c)	—	Certificate of Amendment of the Certificate of Incorporation of Regeneron Pharmaceuticals, Inc., dated as of December 17, 2001.
3	.1.3	(s)	—	Certificate of Amendment of the Certificate of Incorporation of Regeneron Pharmaceuticals, Inc., dated as of December 20, 2006.
3.2		(d)	—	By-Laws of the Company, currently in effect (amended through November 12, 2004).
10.1		(e)	—	1990 Amended and Restated Long-Term Incentive Plan.
10.2		(f)	—	2000 Long-Term Incentive Plan.
10	.3.1	(g)	—	Amendment No. 1 to 2000 Long-Term Incentive Plan, effective as of June 14, 2002.
10	.3.2	(g)	—	Amendment No. 2 to 2000 Long-Term Incentive Plan, effective as of December 20, 2002.
10	.3.3	(h)	—	Amendment No. 3 to 2000 Long-term Incentive Plan, effective as of June 14, 2004.
10	.3.4	(i)	—	Amendment No. 4 to 2000 Long-term Incentive Plan, effective as of November 15, 2004.
10	.3.5	(j)	—	Form of option agreement and related notice of grant for use in connection with the grant of options to the Registrant’s non-employee directors and named executive officers.
10	.3.6	(j)	—	Form of option agreement and related notice of grant for use in connection with the grant of options to the Registrant’s executive officers other than the named executive officers.
10	.3.7	(k)	—	Form of restricted stock award agreement and related notice of grant for use in connection with the grant of restricted stock awards to the Registrant’s executive officers.
10.4		(g)	—	Employment Agreement, dated as of December 20, 2002, between the Company and Leonard S. Schleifer, M.D., Ph.D.
10	.5*	(d)	—	Employment Agreement, dated as of December 31, 1998, between the Company and P. Roy Vagelos, M.D.
10.6		(q)	—	Regeneron Pharmaceuticals, Inc. Change in Control Severance Plan, effective as of February 1, 2006.
10.7		(l)	—	Indenture, dated as of October 17, 2001, between Regeneron Pharmaceuticals, Inc. and American Stock Transfer & Trust Company, as trustee.
10.8		(l)	—	Registration Rights Agreement, dated as of October 17, 2001, among Regeneron Pharmaceuticals, Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Robertson Stephens, Inc.
10	.9*	(m)	—	IL-1 License Agreement, dated June 26, 2002, by and among the Company, Immunex Corporation, and Amgen Inc.
10	.10*	(n)	—	Collaboration, License and Option Agreement, dated as of March 28, 2003, by and between Novartis Pharma AG, Novartis Pharmaceuticals Corporation, and the Company.
10	.11*	(o)	—	Collaboration Agreement, dated as of September 5, 2003, by and between Aventis Pharmaceuticals Inc. and Regeneron Pharmaceuticals, Inc.
10	.11.1*	(d)	—	Amendment No. 1 to Collaboration Agreement, by and between Aventis Pharmaceuticals Inc. and Regeneron Pharmaceuticals, Inc., effective as of December 31, 2004.
10	.11.2	(p)	—	Amendment No. 2 to Collaboration Agreement, by and between Aventis Pharmaceuticals Inc. and Regeneron Pharmaceuticals, Inc., effective as of January 7, 2005.
10	.11.3*	(r)	—	Amendment No. 3 to Collaboration Agreement, by and between Aventis Pharmaceuticals Inc. and Regeneron Pharmaceuticals, Inc., effective as of December 21, 2005.
10	.11.4*	(r)	—	Amendment No. 4 to Collaboration Agreement, by and between sanofi-aventis U.S., LLC (successor in interest to Aventis Pharmaceuticals Inc.) and Regeneron Pharmaceuticals, Inc., effective as of January 31, 2006.
10.12		(o)	—	Stock Purchase Agreement, dated as of September 5, 2003, by and between Aventis Pharmaceuticals Inc. and Regeneron Pharmaceuticals, Inc.

Exhibit
Number		Description

10	.13*	(s)	—	License and Collaboration Agreement, dated as of October 18, 2006, by and between Bayer HealthCare LLC and Regeneron Pharmaceuticals, Inc.
10	.14*		—	Non Exclusive License and Material Transfer Agreement, dated as of February 5, 2007, by and between AstraZeneca UK Limited and Regeneron Pharmaceuticals, Inc.
10.15		(t)	—	Lease, dated as of December 21, 2006, by and between BMR-Landmark at Eastview LLC and Regeneron Pharmaceuticals, Inc.
12.1			—	Statement re: computation of ratio of earnings to combined fixed charges of Regeneron Pharmaceuticals, Inc.
23.1			—	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
31.1			—	Certification of CEO pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934.
31.2			—	Certification of CFO pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934.
32			—	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.

Description:

(a)	Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc. for the quarter ended June 30, 1991, filed August 13, 1991.

(b)	Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc. for the quarter ended September 30, 1996 filed November 5, 1996.

(c)	Incorporated by reference from the Form 10-K for Regeneron Pharmaceuticals, Inc. for the fiscal year ended December 31, 2001, filed March 22, 2002.

(d)	Incorporated by reference from the Form 10-K for Regeneron Pharmaceuticals, Inc. for the fiscal year ended December 31, 2004, filed March 11, 2005.

(e)	Incorporated by reference from the Company’s registration statement on Form S-1 (file number 33-39043).

(f)	Incorporated by reference from the Form 10-K for Regeneron Pharmaceuticals, Inc., for the fiscal year ended December 31, 2001, filed March 22, 2002.

(g)	Incorporated by reference from the Form 10-K for Regeneron Pharmaceuticals, Inc., for the fiscal year ended December 31, 2002, filed March 31, 2003.

(h)	Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc. for the quarter ended June 30, 2004, filed August 5, 2004.

(i)	Incorporated by reference from the Form 8-K for Regeneron Pharmaceuticals, Inc., filed November 17, 2004.

(j)	Incorporated by reference from the Form 8-K for Regeneron Pharmaceuticals, Inc., filed December 16, 2005.

(k)	Incorporated by reference from the Form 8-K for Regeneron Pharmaceuticals, Inc., filed December 13, 2004.

(l)	Incorporated by reference from the Company’s registration statement on Form S-3 (file number 333-74464).

(m)	Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc. for the quarter ended June 30, 2002, filed August 13, 2002.

(n)	Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc. for the quarter ended March 31, 2003, filed May 15, 2003.

(o)	Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc. for the quarter ended September 30, 2003, filed November 11, 2003.

(p)	Incorporated by reference from the Form 8-K for Regeneron Pharmaceuticals, Inc., filed January 11, 2005.

(q)	Incorporated by reference from the Form 8-K for Regeneron Pharmaceuticals, Inc., filed January 25, 2006.

(r)	Incorporated by reference from the Form 10-K for Regeneron Pharmaceuticals, Inc., for the fiscal year ended December 31, 2005, filed February 28, 2006.

(s)	Incorporated by reference from the Form 8-K for Regeneron Pharmaceuticals, Inc., filed October 18, 2006.

(t)	Incorporated by reference from the Form 8-K for Regeneron Pharmaceuticals, Inc., filed December 22, 2006.

*	Portions of this document have been omitted and filed separately with the Commission pursuant to requests for confidential treatment pursuant to Rule 24b-2.