Form 10-Q
period 2007-03-31
REGENERON PHARMACEUTICALS INC
filed 2007-05-04
CIK 872589

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐           No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of April 30, 2007:

Class of Common Stock	Number of Shares
Class A Stock, $0.001 par value	2,270,353
Common Stock, $0.001 par value	63,688,790

REGENERON PHARMACEUTICALS, INC.

March 31, 2007

Page Numbers
PART I FINANCIAL INFORMATION

Item 1 Financial Statements

Condensed balance sheets (unaudited) at March 31, 2007 and December 31, 2006	3

Condensed statements of operations (unaudited) for the three months ended March 31, 2007 and 2006	4

Condensed statement of stockholders’ equity (unaudited) for the three months ended March 31, 2007	5

Condensed statements of cash flows (unaudited) for the three months ended March 31, 2007 and 2006	6

Notes to condensed financial statements (unaudited)	7-12

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-27

Item 3 Quantitative & Qualitative Disclosure About Market Risk	27-28

Item 4 Controls and Procedures	28

PART II OTHER INFORMATION

Item 1 Legal Proceedings	28

Item 1A Risk Factors	28-45

Item 6 Exhibits	45

SIGNATURE PAGE	46
EX-10.1: NON-EXCLUSIVE LICENSE AND MATERIAL TRANSFER AGREEMENT
EX-12.1: STATEMENT RE: COMPUTATION OF RATIO OF EARNINGS TO COMBINED FIXED CHARGES
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32: CERTIFICATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
REGENERON PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS AT MARCH 31, 2007 AND DECEMBER 31, 2006 (Unaudited)
(In thousands, except share data)

	March 31,	December 31,
	2007	2006
ASSETS

Current assets
Cash and cash equivalents	$156,484	$237,876
Marketable securities	295,910	221,400
Accounts receivable	33,632	7,493
Prepaid expenses and other current assets	3,137	3,215

Total current assets	489,163	469,984

Restricted cash	1,600	1,600
Marketable securities	60,981	61,983
Property, plant, and equipment, at cost, net of accumulated depreciation and amortization	47,781	49,353
Other assets	1,906	2,170

Total assets	$601,431	$585,090

LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$20,081	$21,471
Deferred revenue, current portion	63,523	23,543

Total current liabilities	83,604	45,014

Deferred revenue	121,138	123,452
Notes payable	200,000	200,000

Total liabilities	404,742	368,466

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.01 par value; 30,000,000 shares authorized; issued and outstanding-none
Class A Stock, convertible, $.001 par value; 40,000,000 shares authorized; shares issued and outstanding - 2,270,353 in 2007 and 2006	2	2
Common Stock, $.001 par value; 160,000,000 shares authorized; shares issued and outstanding - 63,395,134 in 2007 and 63,130,962 in 2006	63	63
Additional paid-in capital	914,317	904,407
Accumulated deficit	(717,534)	(687,617)
Accumulated other comprehensive loss	(159)	(231)

Total stockholders’ equity	196,689	216,624

Total liabilities and stockholders’ equity	$601,431	$585,090

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three months ended March 31,
	2007	2006
Revenues
Contract research and development	$13,645	$14,587
Contract manufacturing		3,632
Technology licensing	2,143

	15,788	18,219

Expenses
Research and development	41,235	32,084
Contract manufacturing		1,852
General and administrative	8,202	5,946

	49,437	39,882

Loss from operations	(33,649)	(21,663)

Other income (expense)
Investment income	6,743	3,481
Interest expense	(3,011)	(3,011)

	3,732	470

Net loss before cumulative effect of a change in accounting principle	(29,917)	(21,193)
Cumulative effect of adopting Statement of Financial Accounting Standards No. 123R (“SFAS 123R”)		813

Net loss	$(29,917)	$(20,380)

Net loss per share amounts, basic and diluted:
Net loss before cumulative effect of a change in accounting principle	$(0.46)	$(0.37)
Cumulative effect of adopting SFAS 123R		0.01

Net loss	$(0.46)	$(0.36)

Weighted average shares outstanding, basic and diluted	65,563	56,727
The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)
For the three months ended March 31, 2007
(In thousands)

							Accumulated
					Additional		Other	Total
	Class A Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Loss
Balance, December 31, 2006	2,270	$2	63,131	$63	$904,407	$(687,617)	$(231)	$216,624
Issuance of Common Stock in connection with exercise of stock options, net of shares tendered			199		1,958			1,958
Issuance of Common Stock in connection with Company 401(k) Savings Plan contribution			65		1,367			1,367
Stock-based compensation expense					6,585			6,585
Net loss						(29,917)		(29,917)	$(29,917)
Change in net unrealized loss on marketable securities							72	72	72

Balance, March 31, 2007	2,270	$2	63,395	$63	$914,317	$(717,534)	$(159)	$196,689	$(29,845)

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three months ended March 31,
	2007	2006
Cash flows from operating activities
Net loss	$(29,917)	$(20,380)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	2,855	3,798
Non-cash compensation expense	6,585	4,079
Cumulative effect of a change in accounting principle		(813)
Changes in assets and liabilities
(Increase) decrease in accounts receivable	(26,139)	25,511
(Increase) decrease in prepaid expenses and other assets	(440)	1,023
Increase in inventory		(92)
Increase (decrease) in deferred revenue	37,666	(4,779)
Increase (decrease) in accounts payable, accrued expenses, and other liabilities	152	(3,069)

Total adjustments	20,679	25,658

Net cash (used in) provided by operating activities	(9,238)	5,278

Cash flows from investing activities
Purchases of marketable securities	(186,177)	(74,541)
Sales or maturities of marketable securities	113,262	64,317
Capital expenditures	(1,197)	(646)

Net cash used in investing activities	(74,112)	(10,870)

Cash flows from financing activities
Net proceeds from the issuance of Common Stock	1,958	3,416

Net cash provided by financing activities	1,958	3,416

Net decrease in cash and cash equivalents	(81,392)	(2,176)

Cash and cash equivalents at beginning of period	237,876	184,508

Cash and cash equivalents at end of period	$156,484	$182,332

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)
1. Interim Financial Statements
     The interim Condensed Financial Statements of Regeneron Pharmaceuticals, Inc. (“Regeneron” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures necessary for a presentation of the Company’s financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for such periods. The results of operations for any interim periods are not necessarily indicative of the results for the full year. The December 31, 2006 Condensed Balance Sheet data were derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
2. Per Share Data
     The Company’s basic and diluted net loss per share amounts have been computed by dividing net loss by the weighted average number of shares of Common Stock and Class A Stock outstanding. For the three months ended March 31, 2007 and 2006, the Company reported net losses; therefore, no common stock equivalents were included in the computation of diluted net loss per share for these periods, since such inclusion would have been antidilutive. The calculations of basic and diluted net loss per share are as follows:

	Three Months Ended March 31,
	2007	2006
Net loss (Numerator)	$(29,917)	$(20,380)

Weighted-average shares, in thousands (Denominator)	65,563	56,727

Basic and diluted net loss per share	$(0.46)	$(0.36)
     Shares issuable upon the exercise of stock options, vesting of restricted stock awards, and conversion of convertible debt, which have been excluded from the March 31, 2007 and 2006 diluted per share amounts because their effect would have been antidilutive, include the following:

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)

	Three months ended March 31,
	2007	2006
Stock Options:
Weighted average number, in thousands	15,549	14,401
Weighted average exercise price	$15.65	$14.27

Restricted Stock:
Weighted average number, in thousands		54

Convertible Debt:
Weighted average number, in thousands	6,611	6,611
Conversion price	$30.25	$30.25
3. Statement of Cash Flows
     Supplemental disclosure of noncash investing and financing activities:
     Included in accounts payable and accrued expenses at March 31, 2007 and December 31, 2006 are $580 and $755, respectively, of accrued capital expenditures. Included in accounts payable and accrued expenses at March 31, 2006 and December 31, 2005 are $233 and $234, respectively, of accrued capital expenditures.
     Included in accounts payable and accrued expenses at December 31, 2006 and 2005 are $1,367 and $1,884, respectively, of accrued Company 401(k) Savings Plan contribution expense. In the first quarter of 2007 and 2006, the Company contributed 64,532 and 120,960 shares, respectively, of Common Stock to the 401(k) Savings Plan in satisfaction of these obligations.
     Included in marketable securities at March 31, 2007 and December 31, 2006 are $2,054 and $1,532, respectively, of accrued interest income. Included in marketable securities at March 31, 2006 and December 31, 2005 are $656 and $1,228, respectively, of accrued interest income.
4. Accounts Receivable
     Accounts receivable as of March 31, 2007 and December 31, 2006 consist of the following:

	March 31,	December 31,
	2007	2006
Receivable from the sanofi-aventis Group	$9,676	$6,900
Receivable from Bayer HealthCare LLC	3,070
Receivable from Astellas Pharma Inc.	20,000
Other	886	593

	$33,632	$7,493

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)
5. Accounts Payable and Accrued Expenses
     Accounts payable and accrued expenses as of March 31, 2007 and December 31, 2006 consist of the following:

	March 31,	December 31,
	2007	2006
Accounts payable	$4,805	$4,349
Accrued payroll and related costs	5,332	9,932
Accrued clinical trial expense	2,673	2,606
Accrued expenses, other	2,229	2,292
Interest payable on convertible notes	5,042	2,292

	$20,081	$21,471

6. Comprehensive Loss
     Comprehensive loss represents the change in net assets of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss of the Company includes net loss adjusted for the change in net unrealized gain (loss) on marketable securities. The net effect of income taxes on comprehensive loss is immaterial. For the three months ended March 31, 2007 and 2006, the components of comprehensive loss are:

	Three months ended March 31,
	2007	2006
Net loss	$(29,917)	$(20,380)
Change in net unrealized gain (loss) on marketable securities	72	99

Total comprehensive loss	$(29,845)	$(20,281)

7. License Agreements
AstraZeneca
     In February 2007, the Company entered into a non-exclusive license agreement with AstraZeneca UK Limited that will allow AstraZeneca to utilize the Company’s VelocImmune® technology in its internal research programs to discover human monoclonal antibodies. Under the terms of the agreement, AstraZeneca made a $20.0 million non-refundable up-front payment to the Company which was deferred and is being recognized as revenue ratably over approximately the first year of the agreement. AstraZeneca also will make up to five additional annual payments of $20.0 million, subject to its ability to terminate the agreement after making the first three additional payments or earlier if the technology does not meet minimum performance criteria. These additional payments will be recognized as revenue ratably over their

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)
respective annual license periods. The Company is entitled to receive a mid-single-digit royalty on any future sales of antibody products discovered by AstraZeneca using the Company’s VelocImmune technology. In the first quarter of 2007, the Company recognized $2,143 of revenue in connection with the AstraZeneca license agreement. At March 31, 2007, deferred revenue was $17,857.
Astellas
     On March 30, 2007, the Company entered into a non-exclusive license agreement with Astellas Pharma Inc. that will allow Astellas to utilize the Company’s VelocImmune technology in its internal research programs to discover human monoclonal antibodies. Under the terms of the agreement, Astellas made a $20.0 million non-refundable up-front payment to the Company, which was received in April 2007. Astellas also will make up to five additional annual payments of $20.0 million, subject to its ability to terminate the agreement after making the first three additional payments or earlier if the technology does not meet minimum performance criteria. These additional payments will be recognized as revenue ratably over their respective annual license periods. The Company is entitled to receive a mid-single-digit royalty on any future sales of antibody products discovered by Astellas using the Company’s VelocImmune technology. At March 31, 2007, the $20.0 million up-front payment from Astellas was included in accounts receivable and deferred revenue.
8. Income Taxes
     Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. The implementation of FIN 48 had no impact on the Company’s financial statements as the Company has no unrecognized tax benefits.
     The Company is primarily subject to U.S. federal and New York State income tax. Tax years subsequent to 1991 remain open to examination by U.S. federal and state tax authorities.
     The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of January 1 and March 31, 2007, the Company had no accruals for interest or penalties related to income tax matters.
9. Segment Information
     Through 2006, the Company’s operations were managed in two business segments: research and development, and contract manufacturing. Due to the expiration of the Company’s manufacturing agreement with Merck & Co., Inc. in October 2006, beginning in 2007, the Company only has a research and development business segment.

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)
     Research and development: Includes all activities related to the discovery of pharmaceutical products for the treatment of serious medical conditions, and the development and commercialization of these discoveries. Also includes revenues and expenses related to activities conducted under contract research and technology licensing agreements.
     Contract manufacturing: Includes all revenues and expenses related to the commercial production of products under contract manufacturing arrangements. During 2006, the Company produced a vaccine intermediate for Merck under the Merck Agreement, which expired in October 2006.
     The table below presents information about reported segments for the three months ended March 31, 2007 and 2006.

	Three months ended March 31, 2007
	Research &	Reconciling
	Development	Items		Total
Revenues	$15,788	—		$15,788
Depreciation and amortization	2,594	261		2,855
Non-cash compensation expense	6,585	—		6,585
Interest expense	—	3,011		3,011
Net (loss) income	(33,649)	3,732	(1)	(29,917)
Capital expenditures	1,022	—		1,022
Total assets	81,413	520,018	(2)	601,431

	Three months ended March 31, 2006
	Research &	Contract	Reconciling
	Development	Manufacturing	Items		Total
Revenues	$14,587	$3,632	—		$18,219
Depreciation and amortization	3,537	— (3)	$261		3,798
Non-cash compensation expense	3,984	95	(813	)(4)	3,266
Interest expense	—	—	3,011		3,011
Net (loss) income	(23,443)	1,780	1,283	(1)	(20,380)
Capital expenditures	645	—	—		645
Total assets	67,159	4,526	330,404	(2)	402,089

(1)	Represents investment income, net of interest expense related primarily to convertible notes issued in October 2001. For the three months ended March 31, 2006, also includes the cumulative effect of adopting Statement of Financial Accounting Standards No. (“SFAS”) 123R, Share-Based Payment.

(2)	Includes cash and cash equivalents, marketable securities, restricted cash (where applicable), prepaid expenses and other current assets, and other assets.

(3)	Depreciation and amortization related to contract manufacturing was capitalized into inventory and included in contract manufacturing expense when the product was shipped.

(4)	Represents the cumulative effect of adopting SFAS 123R.

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
11. Future Impact of Recently Issued Accounting Standards
     In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company will be required to adopt SFAS 159 effective for the fiscal year beginning January 1, 2008. Management is currently evaluating the potential impact of adopting SFAS 159 on the Company’s financial statements.

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
     Our core business strategy is to maintain a strong foundation in basic scientific research and discovery-enabling technology and combine that foundation with our manufacturing and clinical development capabilities to build a successful, integrated biopharmaceutical company. We believe that our ability to develop product candidates is enhanced by the application of our technology platforms. Our discovery platforms are designed to identify specific genes of therapeutic interest for a particular disease or cell type and validate targets through high-throughput production of mammalian models. Our human monoclonal antibody technology (VelocImmune®) and cell line expression technologies may then be utilized to design and produce new product candidates directed against the disease target. Based on the VelocImmune platform which we believe, in conjunction with our other proprietary technologies, can accelerate the development of fully human monoclonal antibodies, we plan to move our first new antibody product candidate into clinical trials in the fourth quarter of 2007. We plan to introduce two new antibody product candidates into clinical development each year. We continue to invest in the development of enabling technologies to assist in our efforts to identify, develop, and commercialize new product candidates.
Clinical Programs:
     Below is a summary of the clinical status of our clinical candidates as of March 31, 2007:
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
     We recently completed the 24-week open-label safety extension phase of the Phase 3 clinical program in CAPS and are completing the trial analysis. We are preparing to submit a Biologics License Application (BLA) to the U.S. Food and Drug Administration (FDA) in the second quarter of 2007. The FDA has granted Orphan Drug status and Fast Track designation to the IL-1 Trap for the treatment of CAPS.
     In October 2006, we announced positive data from this Phase 3 trial, which was designed to provide two separate demonstrations of efficacy for the IL-1 Trap within a single group of adult patients suffering from CAPS. This Phase 3 trial included two studies (Part A and Part B). Both studies met their primary endpoints (Part A: p < 0.0001 and Part B: p < 0.001). The primary endpoint of both studies was the change in disease activity, which was measured using a composite symptom score composed of a daily evaluation of fever/chills, rash, fatigue, joint pain, and eye redness/pain.
     The first study (Part A) was a double-blind and placebo-controlled 6-week trial, in which patients randomized to receive the IL-1 Trap had an approximately 85% reduction in their mean symptom score compared to an approximately 13% reduction in patients treated with placebo (p<0.0001). Following a 9-week interval during which all patients received the IL-1 Trap, a “randomized withdrawal” study (Part B) was performed, in which the patients in Part A were re-randomized to either switch to placebo or continue treatment with the IL-1 Trap in a double-blind manner. During the 9-week randomized withdrawal period, patients who were switched to placebo had a five-fold increase in their mean symptom score, compared with those remaining on the IL-1 Trap who had no significant change (p<0.001). Both the Part A and Part B studies achieved statistical significance in all of their pre-specified secondary and exploratory endpoints.
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

     CAPS is a spectrum of rare inherited inflammatory conditions, including Familial Cold Autoinflammatory Syndrome (FCAS), Muckle-Wells Syndrome (MWS), and Neonatal Onset Multisystem Inflammatory Disease (NOMID). These syndromes are characterized by spontaneous systemic inflammation and are termed autoinflammatory disorders. A novel feature of these conditions (particularly FCAS and MWS) is that exposure to mild degrees of cold temperature can provoke a major inflammatory episode that occurs within hours. CAPS are caused by a range of mutations in the gene CIAS1 (also known as NALP3) which encodes a protein named cryopyrin. Currently, there are no medicines approved for the treatment of CAPS.
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
     The VEGF Trap is being developed in cancer indications in collaboration with sanofi-aventis. Currently, the collaboration is conducting Phase 2 studies, with patient enrollment underway in advanced ovarian cancer (AOC), non-small cell lung adenocarcinoma (NSCLA), and AOC patients with symptomatic malignant ascites (SMA). In 2004, the FDA granted Fast Track designation to the VEGF Trap for the treatment of SMA. Sanofi-aventis reported in February

2007 that a registration filing is possible for the VEGF Trap in at least one of these single-agent indications in 2008.
     In addition, six new Phase 2 single-agent studies have begun in conjunction with the National Cancer Institute (NCI) Cancer Therapy Evaluation Program (CTEP) in relapsed/refractory multiple myeloma, metastatic colorectal cancer, recurrent or metastatic cancer of the urothelium, locally advanced or metastatic gynecological soft tissue sarcoma, recurrent malignant gliomas, and metastatic breast cancer. We and sanofi-aventis are working to finalize plans with NCI/CTEP for at least four additional trials in different cancer types.
     We and sanofi-aventis intend to initiate five Phase 3 trials evaluating the safety and efficacy of the VEGF Trap in combination with standard chemotherapy regimens in specific cancer types, the first three of which are planned to begin in 2007. The companies plan to initiate these Phase 3 trials in the following indications:
•	first-line metastatic hormone resistant prostate cancer in combination with Taxotere® (Aventis),

•	first-line metastatic pancreatic cancer in combination with gemcitabine-based regimen,

•	first-line gastric cancer in combination with Taxotere® (Aventis),

•	second-line non-small cell lung cancer in combination with Taxotere® (Aventis), and

•	second-line metastatic colorectal cancer in combination with FOLFIRI (Folinic Acid (leucovorin), 5-fluorouracil, and irinotecan).
     Five safety and tolerability studies of the VEGF Trap in combination with standard chemotherapy regimens are continuing in a variety of cancer types to support the planned Phase 3 clinical program. The companies have previously summarized information from two of these safety and tolerability trials. One study is evaluating the VEGF Trap in combination with oxaliplatin, 5-flourouracil, and leucovorin (FOLFOX4) in a Phase 1 trial of patients with advanced solid tumors. Another study is evaluating the VEGF Trap in combination with irinotecan, 5-fluorouracil, and leucovorin (LV5FU2-CPT11) in a Phase 1 trial of patients with advanced solid tumors. Abstracts published in the 2006 ASCO Annual Meeting Proceedings reported that the VEGF Trap could be safely combined with either FOLFOX4 or LV5FU2-CPT11 at the dose levels studied. The companies are also evaluating the VEGF Trap in separate Phase 1b studies in combination with Taxotere® (Aventis), cisplatin, and 5-fluorouracil; with Taxotere® (Aventis) and cisplatin; and with gemcitabine-erlotinib.
     Cancer is a heterogeneous set of diseases and one of the leading causes of death in the developed world. A mutation in any one of dozens of normal genes can eventually result in a cell becoming cancerous; however, a common feature of cancer cells is that they need to obtain nutrients and remove waste products, just as normal cells do. The vascular system normally supplies nutrients to and removes waste from normal tissues. Cancer cells can use the vascular system either by taking over preexisting blood vessels or by promoting the growth of new blood vessels (a process known as angiogenesis). VEGF is secreted by many tumors to stimulate the growth of new blood vessels to supply nutrients and oxygen to the tumor. VEGF blockers have been shown to inhibit new vessel growth; and, in some cases, can cause regression of existing tumor vasculature. Countering the effects of VEGF, thereby blocking the blood supply to tumors, has demonstrated therapeutic benefits in clinical trials. This approach of inhibiting angiogenesis as a mechanism of action for an oncology medicine was validated in February 2004, when the FDA approved Genentech, Inc.’s VEGF inhibitor, Avastin®. Avastin® (Genentech) is an antibody product designed to inhibit VEGF and interfere with the blood supply to tumors.
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
     In the second quarter of 2006, we initiated a 150 patient, 12 week, Phase 2 trial of the VEGF Trap-Eye in wet AMD. The trial is evaluating the safety and biological effect of treatment with multiple doses of the VEGF Trap-Eye using different doses and different dosing regimens. In March 2007, we announced positive preliminary data from a pre-planned interim analysis of this study. The VEGF Trap-Eye met its primary endpoint of a statistically significant reduction in retinal thickness after 12 weeks compared with baseline (all groups combined, decrease of 135 microns, p < 0.0001). Mean change from baseline in visual acuity, a key secondary endpoint of the study, also demonstrated statistically significant improvement (all groups combined, increase of 5.9 letters, p < 0.0001). Moreover, patients in the dose groups that received only a single dose, on average, compared to baseline, demonstrated a decrease in excess retinal thickness (p < 0.0001) and an increase in visual acuity (p = 0.012) at 12 weeks. There were no drug-related serious adverse events, and treatment with the VEGF Trap-Eye was generally well-tolerated. The most common adverse events were those typically associated with intravitreal injections. Detailed data from this interim analysis is scheduled for presentation at an upcoming scientific conference. We also expect to complete three-month data on all 150 patients enrolled in the study by the end of 2007. We are also conducting a Phase 1 safety and tolerability trial of a new formulation of the VEGF Trap-Eye in wet AMD. An initial Phase 3 trial of the VEGF Trap-Eye in wet AMD utilizing the new formulation is planned to begin in the third quarter of 2007, and a second Phase 3 trial is planned once the full data from the Phase 2 trial has been analyzed.
     Also in the second quarter of 2006, we initiated a small pilot study of the VEGF Trap in patients with DME. We expect to initiate a Phase 2 trial in DME in the second half of 2007.
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
Collaboration with Bayer HealthCare
     In October 2006, we entered into a collaboration agreement with Bayer HealthCare for the global development and commercialization outside the United States of the VEGF Trap-Eye. Under the agreement we and Bayer HealthCare will collaborate on, and share the costs of, the development of the VEGF Trap-Eye through an integrated global plan that encompasses wet AMD, diabetic eye diseases, and other diseases and disorders. The companies will share equally in profits from any future sales of the VEGF Trap-Eye outside the United States. If the VEGF Trap-Eye is granted marketing authorization in a major market country outside the United States, we will be obligated to reimburse Bayer HealthCare for 50% of the development costs that it has incurred under the agreement from our share of the collaboration profits. Within the United States, we retained exclusive commercialization rights to the VEGF Trap-Eye and are entitled to all profits from any such sales. We received an up-front payment of $75.0 million from Bayer HealthCare and can earn up to $110.0 million in total development and regulatory milestones related to the development of the VEGF Trap-Eye and marketing approvals in major market countries outside the United States. We can also earn up to $135.0 million in sales milestones if total annual sales of the VEGF Trap outside the United States achieve certain specified levels starting at $200.0 million.
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
     From inception on January 8, 1988 through March 31, 2007, we had a cumulative loss of $717.5 million. In the absence of revenues from the commercialization of our product candidates or other sources, the amount, timing, nature, and source of which cannot be predicted, our losses will continue as we conduct our research and development activities. We expect to incur substantial losses over the next several years as we continue the clinical development of the VEGF Trap-Eye and IL-1 Trap; advance new product candidates into clinical development from our existing research programs utilizing our new technology for designing fully human monoclonal antibodies; continue our research and development programs; and commercialize product candidates that receive regulatory approval, if any. Also, our activities may expand over time and require additional resources, and we expect our operating losses to be substantial over at least the next several years. Our losses may fluctuate from quarter to quarter and will depend on, among other factors, the progress of our research and development efforts, the timing of certain expenses, and the amount and timing of payments that we receive from collaborators.
     The planning, execution, and results of our clinical programs are significant factors that can affect our operating and financial results. In our clinical programs, key events for 2007 and plans over the next 12 months are as follows:

Clinical Program	2007 Events to Date		2007-8 Plans
VEGF Trap – Oncology	•	NCI/CTEP initiated six Phase 2 studies of the VEGF Trap as a single agent	•	Sanofi-aventis to initiate at least three of five Phase 3 studies of the VEGF Trap in combination with standard chemotherapy regimens in specific cancer indications

			•	NCI/CTEP to initiate at least four new exploratory efficacy/safety studies

VEGF Trap-Eye (intravitreal injection)	•	Reported positive interim results of Phase 2 trial in wet AMD	•	Initiate first Phase 3 trial in wet AMD of the VEGF Trap-Eye compared with Lucentis® (Genentech)

			•	Report final results of Phase 2 trial in wet AMD

			•	Initiate second Phase 3 trial in wet AMD

			•	Report results of the Phase 1 trial in DME

			•	Initiate Phase 2 trial in DME

			•	Explore additional eye disease indications

IL-1 Trap (rilonacept)	•	Completed the 24 week open-label safety extension phase of the Phase 3 trial in CAPS	•	Submit BLA to the FDA for CAPS

			•	Initiate proof-of-concept studies evaluating the IL-1 Trap in gout and report initial data

			•	Evaluate the IL-1 Trap in other disease indications in which IL-1 may play an important role

VelocImmune			•	Initiate first trial for antibody product candidate

License Agreements
AstraZeneca
     In February 2007, we entered into a non-exclusive license agreement with AstraZeneca UK Limited that will allow AstraZeneca to utilize our VelocImmune® technology in its internal research programs to discover human monoclonal antibodies. Under the terms of the agreement, AstraZeneca made a $20.0 million non-refundable up-front payment to us. AstraZeneca also will make up to five additional annual payments of $20.0 million, subject to its ability to terminate the agreement after making the first three additional payments or earlier if the technology does not meet minimum performance criteria. We are entitled to receive a mid-single-digit royalty on any future sales of antibody products discovered by AstraZeneca using our VelocImmune technology.

Astellas
     In March 2007, we entered into a non-exclusive license agreement with Astellas Pharma Inc. that will allow Astellas to utilize our VelocImmune technology in its internal research programs to discover human monoclonal antibodies. Under the terms of the agreement, Astellas made a $20.0 million non-refundable up-front payment to us, which was received in April 2007. Astellas also will make up to five additional annual payments of $20.0 million, subject to its ability to terminate the agreement after making the first three additional payments or earlier if the technology does not meet minimum performance criteria. We are entitled to receive a mid-single-digit royalty on any future sales of antibody products discovered by Astellas using our VelocImmune technology.
Results of Operations
Three Months Ended March 31, 2007 and 2006
Net Income (Loss):
     Regeneron reported a net loss of $29.9 million, or $0.46 per share (basic and diluted), for the first quarter of 2007 compared to a net loss of $20.4 million, or $0.36 per share (basic and diluted), for the first quarter of 2006.
Revenues:
     Revenues for the three months ended March 31, 2007 and 2006 consist of the following:

			Increase
(In millions)	2007	2006	(Decrease)
Contract research & development revenue
The sanofi-aventis Group	$11.8	$13.9	$(2.1)
Other	1.9	0.7	1.2

Total contract research & development revenue	13.7	14.6	(0.9)
Contract manufacturing revenue		3.6	(3.6)
Technology licensing revenue	2.1		2.1

Total revenue	$15.8	$18.2	$(2.4)

     We recognize revenue from sanofi-aventis, in connection with the companies’ VEGF Trap collaboration, in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104) and FASB Emerging Issue Task Force Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (EITF 00-21). We earn contract research and development revenue from sanofi-aventis which, as detailed below, consists partly of reimbursement for research and development expenses and partly of the recognition of revenue related to a total of $105.0 million of non-refundable, up-front payments received in 2003 and 2006. Non-refundable up-front license payments are recorded as deferred revenue and recognized over the period over which we are obligated to perform services. We estimate our performance period based on the specific terms of each agreement, and adjust the performance periods, if appropriate, based on the applicable facts and circumstances.

Sanofi-aventis Contract Research & Development Revenue	Three months ended March 31,
(In millions)	2007	2006
Regeneron expense reimbursement	$9.6	$10.8
Recognition of deferred revenue related to up-front payments	2.2	3.1

Total	$11.8	$13.9

     Sanofi-aventis’ reimbursement of Regeneron VEGF Trap expenses decreased in the first quarter of 2007 from the same period in 2006, primarily due to higher costs in 2006 related to the Company’s manufacture of VEGF Trap clinical supplies. Recognition of deferred revenue related to sanofi-aventis’ up-front payments decreased in the first quarter of 2007 from the same period in 2006, due to an extension of the estimated performance period over which this deferred revenue is being recognized. As of March 31, 2007, $67.7 million of the original $105.0 million of up-front payments was deferred and will be recognized as revenue in future periods.
     As described above, in October 2006 we entered into a VEGF Trap-Eye collaboration with Bayer HealthCare. In 2007, agreed upon VEGF Trap-Eye development expenses incurred by both companies under a global development plan will be shared as follows: Up to the first $50.0 million will be shared equally; Regeneron is solely responsible for the next $40.0 million; over $90.0 million will be shared equally. Bayer HealthCare reimbursements of shared development expenses incurred by us are recorded as deferred revenue. We will recognize revenue from Bayer HealthCare, in connection with the companies’ collaboration, in accordance with SAB 104 and EITF 00-21. When we and Bayer HealthCare have formalized our projected global development plans for the VEGF Trap-Eye, as well as the projected responsibilities of each of the companies under those development plans, we will begin recognizing contract research and development revenue related to payments from Bayer HealthCare. As a result, no contract research and development revenue has been earned from Bayer HealthCare through March 31, 2007 even though Bayer HealthCare will reimburse us for $3.1 million of first quarter 2007 shared VEGF Trap-Eye expenses. As of March 31, 2007, deferred revenue from Bayer HealthCare, which will be recognized in future periods, totaled $78.1 million, consisting of the $75.0 million up-front payment received in October 2006 and reimbursement of $3.1 million of shared VEGF Trap-Eye expenses related to the first quarter of 2007.
     Other contract research and development revenue includes $0.7 million recognized in connection with our five-year grant from the National Institutes of Health (NIH).
     Contract manufacturing revenue for the first three months of 2006 related to our long-term agreement with Merck & Co., Inc., which expired in October 2006, to manufacture a vaccine intermediate at our Rensselaer, New York facility. Revenue and the related manufacturing expense were recognized as product was shipped, after acceptance by Merck. Included in contract manufacturing revenue in the first three months of 2006 was $0.4 million of deferred revenue associated with capital improvement reimbursements paid by Merck prior to commencement of production. We do not expect to receive any further contract manufacturing revenue from Merck.
     In February 2007, we entered into a non-exclusive license agreement with AstraZeneca which allows AstraZeneca to utilize Regeneron’s VelocImmune technology in its internal research programs to discover human monoclonal antibodies. Under the terms of the agreement, AstraZeneca made a $20.0 million non-refundable up-front payment to us which was deferred and will be recognized as revenue ratably over approximately the first year of the agreement. In the first quarter of 2007, we recognized $2.1 million of technology licensing revenue related to the AstraZeneca agreement.
Expenses:
     Total operating expenses increased to $49.4 million in the first quarter of 2007 from $39.9 million in the same period of 2006. Operating expenses in the first quarter of 2007 and 2006 include a total of $6.6 million and $3.9 million, respectively, of non-cash compensation expense related to employee stock option awards (Stock Option Expense), as detailed below:

(In millions)	For the three months ended March 31, 2007
	Expenses before
	inclusion of Stock	Stock Option	Expenses as
Expenses	Option Expense	Expense	Reported
Research and development	$37.4	$3.8	$41.2
General and administrative	5.4	2.8	8.2

Total operating expenses	$42.8	$6.6	$49.4

(In millions)	For the three months ended March 31, 2006
	Expenses before
	inclusion of Stock	Stock Option	Expenses as
Expenses	Option Expense	Expense	Reported
Research and development	$30.1	$2.0	$32.1
Contract manufacturing	1.8	0.1	1.9
General and administrative	4.1	1.8	5.9

Total operating expenses	$36.0	$3.9	$39.9

     The increase in total Stock Option Expense in the first quarter of 2007 was primarily due to the higher fair market value of our Common Stock on the date of our annual employee option grants made in December 2006 in comparison to the fair market value of our Common Stock on the dates of annual employee option grants made in recent prior years.
Research and Development Expenses:
     Research and development expenses increased to $41.2 million in the first quarter of 2007 from $32.1 million in the same period of 2006. The following table summarizes the major categories of our research and development expenses for the three months ended March 31, 2007 and 2006:

(In millions)	Three months ended March 31,
			Increase
Research and development expenses	2007	2006	(Decrease)
Payroll and benefits (1)	$13.7	$10.0	$3.7
Clinical trial expenses	5.3	3.4	1.9
Clinical manufacturing costs (2)	10.5	9.3	1.2
Research and preclinical development costs	6.0	3.5	2.5
Occupancy and other operating costs	5.7	5.9	(0.2)

Total research and development	$41.2	$32.1	$9.1

(1)	Includes $3.1 million and $1.6 million of Stock Option Expense for the three months ended March 31, 2007 and 2006, respectively.

(2)	Represents the full cost of manufacturing drug for use in research, preclinical development, and clinical trials, including related payroll and benefits, Stock Option Expense, manufacturing materials and supplies, depreciation, and occupancy costs of our Rensselaer manufacturing facility. Includes $0.7 million and $0.4 million of Stock Option Expense for the three months ended March 31, 2007 and 2006, respectively.
     Payroll and benefits increased primarily due to higher Stock Option Expense, as described above, and higher compensation expense due, in part, to annual salary increases effective January 1, 2007. Clinical trial expenses increased due to higher VEGF Trap-Eye costs primarily related to our Phase 1 and 2 studies in wet AMD and higher IL-1 Trap costs. Clinical manufacturing costs increased due to higher costs related to manufacturing preclinical and clinical supplies of our first antibody drug candidate, which were partly offset by lower costs related to manufacturing VEGF Trap clinical supplies. Research and preclinical development costs increased primarily due to higher preclinical development costs related to our VEGF Trap and human monoclonal antibody programs.
Contract Manufacturing Expenses:
     Contract manufacturing expenses decreased in the first quarter of 2007 compared to the same period of 2006 due to the expiration of our manufacturing agreement with Merck in October 2006.
General and Administrative Expenses:
     General and administrative expenses increased to $8.2 million in the first quarter of 2007 from $5.9 million in the same period of 2006 primarily due to higher Stock Option Expense, as described above, higher compensation expense due, in part, to annual salary increases effective January 1, 2007, higher recruitment and related costs associated with expanding our headcount in 2007, and marketing research and related expenses incurred in 2007 in connection with our IL-1 Trap and VEGF Trap programs.
Other Income and Expense:
     Investment income increased to $6.7 million in the first quarter of 2007 from $3.5 million in the same period of 2006 resulting primarily from higher balances of cash and marketable securities (due, in part, to the up-front payment received from Bayer HealthCare in October 2006, as described above, and the receipt of net proceeds from the November 2006 public offering of our Common Stock). Interest expense was $3.0 million in the first quarter of 2007 and 2006. Interest expense is attributable primarily to $200.0 million of convertible notes issued in October 2001, which mature in October 2008 and bear interest at 5.5% per annum.
Liquidity and Capital Resources
     Since our inception in 1988, we have financed our operations primarily through offerings of our equity securities, a private placement of convertible debt, revenue earned under our past and present research and development and contract manufacturing agreements, including our agreements with sanofi-aventis, Bayer HealthCare, and Merck, and investment income.
Three Months Ended March 31, 2007 and 2006
     At March 31, 2007, we had $515.0 million in cash, cash equivalents, restricted cash, and marketable securities compared with $522.9 million at December 31, 2006. In February 2007, we received a $20.0 million non-refundable up-front payment in connection with our new non-exclusive license agreement with AstraZeneca.
Cash (Used in) Provided by Operations:
     Net cash used in operations was $9.2 million in the first quarter of 2007, compared to net cash provided by operations of $5.3 million in the first quarter of 2006. Our net losses of $29.9 million in the first quarter of 2007 and $20.4 million in the first quarter of 2006 included $6.6 million and $4.1 million, respectively, of non-cash stock-based employee compensation costs, of which $6.6 million and $3.9 million, respectively, represented Stock Option Expense and, in the first quarter of 2006, $0.2 million represented non-cash compensation expense from Restricted Stock awards. At March 31, 2007, accounts receivable balances increased by $26.1 million, compared to end-of-year 2006, primarily due to a $20.0 million non-refundable up-front payment which was receivable from Astellas in connection with our new non-exclusive license agreement (see “License Agreements” above). Also, our deferred revenue balances at March 31, 2007 increased by $37.7 million, compared to end-of-year 2006, primarily due to the $20.0 million up-front payments received or receivable from AstraZeneca and Astellas, as described above. These payments will be recognized as revenue ratably over approximately the first year of the respective agreements. At March 31, 2006, accounts receivable balances decreased by $25.5 million, compared to end-of-year 2005, primarily due to the January 2006 receipt of a $25.0 million up-front payment from sanofi-aventis, which was receivable at December 31, 2005, in connection with an amendment to our collaboration agreement to include Japan. Also, our deferred revenue balances at March 31, 2006 decreased by $4.8 million, compared to end-of-year 2005, due primarily to first quarter 2006 revenue recognition of $3.1 million of deferred revenue related to up-front payments from sanofi-aventis. The majority of our cash expenditures in both the first quarter of 2007 and 2006 were to fund research and development, primarily related to our clinical programs.
Cash Used in Investing Activities:
     Net cash used in investing activities was $74.1 million in the first quarter of 2007 compared to $10.9 million in the same period of 2006, due primarily to an increase in purchases of marketable securities net of sales or maturities. In the first quarter of 2007, purchases of marketable securities exceeded sales or maturities by $72.9 million, whereas in the first quarter of 2006, purchases of marketable securities exceeded sales or maturities by $10.2 million.
Cash Provided by Financing Activities:
     Cash provided by financing activities decreased to $2.0 million in the first quarter of 2007 from $3.4 million in the same period in 2006 due to a decrease in issuances of Common Stock in connection with exercises of employee stock options.

License Agreements with AstraZeneca and Astellas:
     Under these non-exclusive license agreements, AstraZeneca and Astellas each made a $20.0 million non-refundable, up-front payment to us in February and April 2007, respectively. AstraZeneca and Astellas also will each make up to five additional annual payments of $20.0 million, subject to each licensee’s ability to terminate its license agreement with us after making the first three additional payments or earlier if the technology does not meet minimum performance criteria.
Capital Expenditures:
     Our additions to property, plant, and equipment totaled $1.0 million and $0.6 million for the first three months of 2007 and 2006, respectively. During the remainder of 2007, we expect to incur approximately $15 million in capital expenditures primarily to support our manufacturing, development, and research activities.
Funding Requirements:
     We expect to continue to incur substantial funding requirements primarily for research and development activities (including preclinical and clinical testing). Before taking into account reimbursements from collaborators, we currently anticipate that approximately 55%-65% of our expenditures for 2007 will be directed toward the preclinical and clinical development of product candidates, including the IL-1 Trap, VEGF Trap, VEGF Trap-Eye and monoclonal antibodies; approximately 10%-15% of our expenditures for 2007 will be applied to our basic research activities and the continued development of our novel technology platforms; and the remainder of our expenditures for 2007 will be used for capital expenditures and general corporate purposes.
     The amount we need to fund operations will depend on various factors, including the status of competitive products, the success of our research and development programs, the potential future need to expand our professional and support staff and facilities, the status of patents and other intellectual property rights, the delay or failure of a clinical trial of any of our potential drug candidates, and the continuation, extent, and success of our collaborations with sanofi-aventis and Bayer HealthCare. Clinical trial costs are dependent, among other things, on the size and duration of trials, fees charged for services provided by clinical trial investigators and other third parties, the costs for manufacturing the product candidate for use in the trials, supplies, laboratory tests, and other expenses. The amount of funding that will be required for our clinical programs depends upon the results of our research and preclinical programs and early-stage clinical trials, regulatory requirements, the clinical trials underway plus additional clinical trials that we decide to initiate, and the various factors that affect the cost of each trial as described above. In the future, if we are able to successfully develop, market, and sell certain of our product candidates, we may be required to pay royalties or otherwise share the profits generated on such sales in connection with our collaboration and licensing agreements.
     We expect that expenses related to the filing, prosecution, defense, and enforcement of patent and other intellectual property claims will continue to be substantial as a result of patent filings and prosecutions in the United States and foreign countries.

     We believe that our existing capital resources will enable us to meet operating needs through at least early 2010, without taking into consideration the $200.0 million aggregate principal amount of convertible senior subordinated notes, which mature in October 2008. However, this is a forward-looking statement based on our current operating plan, and there may be a change in projected revenues or expenses that would lead to our capital being consumed significantly before such time. If there is insufficient capital to fund all of our planned operations and activities, we believe we would prioritize available capital to fund preclinical and clinical development of our product candidates. Other than the $1.6 million letter of credit issued to our landlord in connection with our new operating lease for facilities in Tarrytown, New York, we have no off-balance sheet arrangements. In addition, we do not guarantee the obligations of any other entity. As of March 31, 2007, we had no established banking arrangements through which we could obtain short-term financing or a line of credit. In the event we need additional financing for the operation of our business, we will consider collaborative arrangements and additional public or private financing, including additional equity financing. Factors influencing the availability of additional financing include our progress in product development, investor perception of our prospects, and the general condition of the financial markets. We may not be able to secure the necessary funding through new collaborative arrangements or additional public or private offerings. If we cannot raise adequate funds to satisfy our capital requirements, we may have to delay, scale-back, or eliminate certain of our research and development activities or future operations. This could harm our business.
Critical Accounting Policies and Significant Judgments and Estimates
     During the three months ended March 31, 2007, there were no changes to our critical accounting policies and significant judgments and estimates, as described in our Annual Report on Form 10-K for the year ended December 31, 2006.
Future Impact of Recently Issued Accounting Standards
     In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. (SFAS) 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We will be required to adopt SFAS 159 effective for the fiscal year beginning January 1, 2008. Our management is currently evaluating the potential impact of adopting SFAS 159 on our financial statements.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
     Our earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from our investment of available cash balances in investment grade corporate and U.S. government securities. We do not believe we are materially exposed to changes in interest rates. Under our current policies we do not use interest rate derivative instruments to manage exposure to interest rate changes. We estimated that a one percent change in interest rates would result in approximately a $1.8 million and $0.9 million change in the fair market value of our investment portfolio at March 31, 2007 and 2006, respectively. The increase in the impact of an interest rate change at March 31, 2007, compared to March 31, 2006, is due primarily to increases in our investment portfolio’s balance and duration to maturity at the end of March 2007 versus the end of March 2006.
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
     There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     From time to time, we are a party to legal proceedings in the course of our business. We do not expect any such current legal proceedings to have a material adverse effect on our business or financial condition.
Item 1A. Risk Factors
     We operate in an environment that involves a number of significant risks and uncertainties. We caution you to read the following risk factors, which have affected, and/or in the future could affect, our business, operating results, financial condition, and cash flows. The risks described below include forward-looking statements, and actual events and our actual results may differ substantially from those discussed in these forward-looking statements. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also impair our business operations. Furthermore, additional risks and uncertainties are described under other captions in this report and in our Annual Report on Form 10-K for the year ended December 31, 2006 and should be considered by our investors.

Risks Related to Our Financial Results and Need for Additional Financing
We have had a history of operating losses and we may never achieve profitability. If we continue to incur operating losses, we may be unable to continue our operations.
     From inception on January 8, 1988 through March 31, 2007, we had a cumulative loss of $717.5 million. If we continue to incur operating losses and fail to become a profitable company, we may be unable to continue our operations. We have no products that are available for sale and do not know when we will have products available for sale, if ever. In the absence of revenue from the sale of products or other sources, the amount, timing, nature or source of which cannot be predicted, our losses will continue as we conduct our research and development activities. Until the expiration in October 2006 of our agreement with Merck, we received contract manufacturing revenue pursuant to that agreement. The expiration of that agreement has resulted in a significant loss of revenue to Regeneron.
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
     Our VEGF Trap is being studied for the potential treatment of certain types of cancer and our VEGF Trap-Eye candidate is being studied in diseases of the eye. There are many potential safety concerns associated with significant blockade of vascular endothelial growth factor, or VEGF. These risks, based on the clinical and preclinical experience of systemically delivered VEGF inhibitors, including the systemic delivery of the VEGF Trap, include bleeding, hypertension, and proteinuria. These serious side effects and other serious side effects have been reported in our systemic VEGF Trap studies in cancer and diseases of the eye. In addition, patients given infusions of any protein, including the VEGF Trap delivered through intravenous administration, may develop severe hypersensitivity reactions or infusion reactions. Other VEGF blockers have reported side effects that became evident only after large scale trials or after marketing approval and large number of patients were treated. These include side effects that we have not yet seen in our trials such as heart attack and stroke. These and other complications or side effects could harm the development of the VEGF Trap for the treatment of cancer or the VEGF Trap-Eye for the treatment of diseases of the eye.
     It is possible that safety or tolerability concerns may arise as we continue to test the IL-1 Trap in patients with inflammatory diseases and disorders. Like cytokine antagonists such as Kineret® (Amgen Inc.), Enbrel® (Immunex Corporation), and Remicade® (Centocor, Inc.), the IL-1 Trap affects the immune defense system of the body by blocking some of its functions. Therefore, the IL-1 Trap may interfere with the body’s ability to fight infections. Treatment with Kineret® (Amgen), a medication that works through the inhibition of IL-1, has been associated with an increased risk of serious infections, and serious infections have been reported in patients taking the IL-1 Trap. One subject with adult Still’s diseases in a study of the IL-1 Trap developed an infection in his elbow with mycobacterium intracellulare. The patient was on chronic glucocorticoid treatment for Still’s disease. The infection occurred after an intraarticular glucocorticoid injection into the elbow and subsequent local exposure to a suspected source of mycobacteria. One patient with polymayalgia rheumatica in another study developed bronchitis/sinusitis, which resulted in hospitalization. One patient in an open-label study of the IL-1 Trap in CAPS developed sinusitis and streptococcus pneumoniae meningitis and subsequently died. In addition, patients given infusions of the IL-1 Trap have developed hypersensitivity reactions or infusion reactions. These or other complications or side effects could impede or result in us abandoning the development of the IL-1 Trap.
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
     As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on the Company’s internal control over financial reporting in their annual reports on Form 10-K that contains an assessment by management of the effectiveness of our internal control over financial reporting. In addition, the independent registered public accounting firm auditing our financial statements must attest to and report on management’s assessment and on the effectiveness of our internal control over financial reporting. Our independent registered public accounting firm provided us with an unqualified report as to our assessment and the effectiveness of our internal control over financial reporting as of December 31, 2006, which report is included in this Annual Report on Form 10-K. However, we cannot assure you that management or our independent registered public accounting firm will be able to provide such an assessment or unqualified report as of future year-ends. In this event, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the market value of our common stock. In addition, if it is determined that deficiencies in the design or operation of internal controls exist and that they are reasonably likely to adversely affect our ability to record, process, summarize, and report financial information, we would likely incur additional costs to remediate these deficiencies and the costs of such remediation could be material.
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
     We rely heavily on Bayer HealthCare to assist with the development of the VEGF Trap-Eye. Under our agreement with them, Bayer HealthCare is required to fund approximately half of the development expenses incurred by both companies in connection with the global VEGF Trap-Eye development program. If the VEGF Trap-Eye program continues, we will rely on Bayer HealthCare to assist with funding the VEGF Trap-Eye development program, provide assistance with the enrollment and monitoring of clinical trials conducted outside the United States, obtaining regulatory approval outside the United States, and provide sales, marketing and commercial support for the product outside the United States. In particular, Bayer HealthCare has responsibility for selling VEGF Trap-Eye outside the United States using its sales force. While we cannot assure you that the VEGF Trap-Eye will ever be successfully developed and commercialized, if Bayer HealthCare does not perform its obligations in a timely manner, or at all, our ability to develop, manufacture, and commercialize the VEGF Trap-Eye outside the United States will be significantly adversely affected. Bayer HealthCare has the right to terminate its collaboration agreement with us at any time upon six or twelve months advance notice, depending on the circumstances giving rise to termination. If Bayer HealthCare were to terminate its collaboration agreement with us, we would not have the resources or skills to replace those of our partner, which could cause significant delays in the development and/or commercialization of the VEGF Trap-Eye outside the United States and result in substantial additional costs to us. We have no sales, marketing, or distribution capabilities and would have to develop or outsource these capabilities outside the United States. Termination of the Bayer HealthCare collaboration agreement would create substantial new and additional risks to the successful development of the VEGF Trap-Eye development program.
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
     Genentech has an approved VEGF antagonist, Avastin® (Genentech), on the market for treating certain cancers and many different pharmaceutical and biotechnology companies are working to develop competing VEGF antagonists, including Novartis, OSI Pharmaceuticals, and Pfizer. Many of these molecules are farther along in development than the VEGF Trap and may offer competitive advantages over our molecule. Novartis has an ongoing Phase 3 clinical development program evaluating an orally delivered VEGF tyrosine kinase inhibitor in different cancer settings. Each of Pfizer and Onyx Pharmaceuticals (together with its partner Bayer HealthCare) has received approval from the FDA to market and sell an oral medication that targets tumor cell growth and new vasculature formation that fuels the growth of tumors. The marketing approvals for Genentech’s VEGF antagonist, Avastin® (Genentech), and their extensive, ongoing clinical development plan for Avastin® (Genentech) in other cancer indications, may make it more difficult for us to enroll patients in clinical trials to support the VEGF Trap and to obtain regulatory approval of the VEGF Trap in these cancer settings. This may delay or impair our ability to successfully develop and commercialize the VEGF Trap. In addition, even if the VEGF Trap is ever approved for sale for the treatment of certain cancers, it will be difficult for our drug to compete against Avastin® (Genentech) and the FDA approved kinase inhibitors, because doctors and patients will have significant experience using these medicines. In addition, an oral medication may be considerably less expensive for patients than a biologic medication, providing a competitive advantage to companies that market such products.
     The market for eye disease products is also very competitive. Novartis and Genentech are collaborating on the commercialization and further development of a VEGF antibody fragment (Lucentis®) for the treatment of age-related macular degeneration (wet AMD) and other eye indications that was approved by the FDA in June 2006. OSI Pharmaceuticals and Pfizer are marketing an approved VEGF inhibitor for wet AMD. Many other companies are working on the development of product candidates for the potential treatment of wet AMD that act by blocking VEGF, VEGF receptors, and through the use of soluble ribonucleic acids (sRNAs) that modulate gene expression. In addition, ophthalmologists are using off-label a third-party reformulated version of Genentech’s approved VEGF antagonist, Avastin®, with success for the treatment of wet AMD. The National Eye Institute recently has received funding for a Phase 3 trial to compare Lucentis® (Genentech) to Avastin® (Genentech) in the treatment of wet AMD. The marketing approval of Lucentis® (Genentech) and the potential off-label use of Avastin® (Genentech) make it more difficult for us to enroll patients in our clinical trials and successfully develop the VEGF Trap-Eye. Even if the VEGF Trap-Eye is ever approved for sale for the treatment of eye diseases, it may be difficult for our drug to compete against Lucentis®

(Genentech), because doctors and patients will have significant experience using this medicine. Moreover, the relatively low cost of therapy with Avastin® (Genentech) in patients with wet AMD presents a further competitive challenge in this indication.
     The availability of highly effective FDA approved TNF-antagonists such as Enbrel® (Immunex), Remicade® (Centocor), and Humira® (Abbott Biotechnology Ltd.), and the IL-1 receptor antagonist Kineret® (Amgen), and other marketed therapies makes it more difficult to successfully develop and commercialize the IL-1 Trap. This is one of the reasons we discontinued the development of the IL-1 Trap in adult rheumatoid arthritis. In addition, even if the IL-1 Trap is ever approved for sale, it will be difficult for our drug to compete against these FDA approved TNF-antagonists in indications where both are useful because doctors and patients will have significant experience using these effective medicines. Moreover, in such indications these approved therapeutics may offer competitive advantages over the IL-1 Trap, such as requiring fewer injections.
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
     A small number of our shareholders beneficially own a substantial amount of our common stock. As of April 12, 2007, our seven largest shareholders beneficially owned 44.1% of our outstanding shares of Common Stock, assuming, in the case of Leonard S. Schleifer, M.D. Ph.D., our Chief Executive Officer, and P. Roy Vagelos, M.D., our Chairman, the conversion of their Class A Stock into Common Stock and the exercise of all options held by them which are exercisable within 60 days of April 12, 2007. As of April 12, 2007, sanofi-aventis owned 2,799,552 shares of Common Stock, representing approximately 4.4% of the shares of Common Stock then outstanding. Under our stock purchase agreement with sanofi-aventis, sanofi-aventis may sell no more than 500,000 of these shares in any calendar quarter. If sanofi-aventis, or our other significant shareholders or we, sell substantial amounts of our Common Stock in the public market, or the perception that such sales may occur exists, the market price of our Common Stock could fall. Sales of Common Stock by our significant shareholders, including sanofi-aventis, also might make it more difficult for us to raise funds by selling equity or equity-related securities in the future at a time and price that we deem appropriate.

Our existing shareholders may be able to exert significant influence over matters requiring shareholder approval.
     Holders of Class A Stock, who are generally the shareholders who purchased their stock from us before our initial public offering, are entitled to ten votes per share, while holders of Common Stock are entitled to one vote per share. As of April 12, 2007, holders of Class A Stock held 26.4% of the combined voting power of all of Common Stock and Class A Stock then outstanding. These shareholders, if acting together, would be in a position to significantly influence the election of our directors and to effect or prevent certain corporate transactions that require majority or supermajority approval of the combined classes, including mergers and other business combinations. This may result in our company taking corporate actions that you may not consider to be in your best interest and may affect the price of our Common Stock. As of April 12, 2007:
•	our current executive officers and directors beneficially owned 13.2% of our outstanding shares of Common Stock, assuming conversion of their Class A Stock into Common Stock and the exercise of all options held by such persons which are exercisable within 60 days of April 12, 2007, and 30.4% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by such persons which are exercisable within 60 days of April 12, 2007; and

•	our seven largest shareholders beneficially owned 44.1% of our outstanding shares of Common Stock, assuming, in the case of Leonard S. Schleifer, M.D., Ph.D., our Chief Executive Officer, and P. Roy Vagelos, M.D., our Chairman, the conversion of their Class A Stock into Common Stock and the exercise of all options held by them which are exercisable within 60 days of April 12, 2007. In addition, these seven shareholders held 51.0% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by our Chief Executive Officer and our Chairman which are exercisable within 60 days of April 12, 2007.
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
Item 6. Exhibits
(a) Exhibits

Exhibit
Number	Description
10.1*	—	Non-Exclusive License and Material Transfer Agreement, dated as of March 30, 2007, by and between Astellas Pharma Inc. and Regeneron Pharmaceuticals, Inc.

12.1	—	Statement re: computation of ratio of earnings to combined fixed charges.

31.1	—	Certification of CEO pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934.

31.2	—	Certification of CFO pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934.

32	—	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.
*       Portions of this document have been omitted and filed separately with the Commission pursuant to requests for confidential treatment pursuant to Rule 24b-2.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Regeneron Pharmaceuticals, Inc.

Date: May 4, 2007	By:	/s/ Murray A. Goldberg

Murray A. Goldberg
Senior Vice President, Finance & Administration,
Chief Financial Officer, Treasurer, and
Assistant Secretary