Form 10-Q
period 2007-09-30
REGENERON PHARMACEUTICALS INC
filed 2007-11-07
CIK 872589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 31, 2007:

Class of Common Stock	Number of Shares

Class A Stock, $0.001 par value	2,260,266
Common Stock, $0.001 par value	63,889,481

REGENERON PHARMACEUTICALS, INC.

September 30, 2007

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
REGENERON PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS AT SEPTEMBER 30, 2007 AND DECEMBER 31, 2006 (Unaudited)
(In thousands, except share data)

	September 30,	December 31,
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$97,416	$237,876
Marketable securities	299,566	221,400
Accounts receivable	10,968	7,493
Prepaid expenses and other current assets	14,070	3,215

Total current assets	422,020	469,984

Restricted cash	1,600	1,600
Marketable securities	98,710	61,983
Property, plant, and equipment, at cost, net of accumulated depreciation and amortization	49,358	49,353
Other assets	1,408	2,170

Total assets	$573,096	$585,090

LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$27,872	$21,471
Deferred revenue, current portion	68,814	23,543

Total current liabilities	96,686	45,014

Deferred revenue	125,013	123,452
Notes payable	200,000	200,000

Total liabilities	421,699	368,466

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.01 par value; 30,000,000 shares authorized; issued and outstanding-none
Class A Stock, convertible, $.001 par value; 40,000,000 shares authorized; shares issued and outstanding - 2,260,266 in 2007 and 2,270,353 in 2006	2	2
Common Stock, $.001 par value; 160,000,000 shares authorized; shares issued and outstanding - 63,825,329 in 2007 and 63,130,962 in 2006	64	63
Additional paid-in capital	931,482	904,407
Accumulated deficit	(780,146)	(687,617)
Accumulated other comprehensive loss	(5)	(231)

Total stockholders’ equity	151,397	216,624

Total liabilities and stockholders’ equity	$573,096	$585,090

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenues
Contract research and development	$12,311	$11,448	$41,873	$41,026
Contract manufacturing		4,176		12,075
Technology licensing	10,000		18,421

	22,311	15,624	60,294	53,101

Expenses
Research and development	51,689	34,808	136,788	101,290
Contract manufacturing		3,054		7,716
General and administrative	9,289	6,019	26,426	18,264

	60,978	43,881	163,214	127,270

Loss from operations	(38,667)	(28,257)	(102,920)	(74,169)

Other income (expense)
Investment income	5,840	3,858	19,424	11,023
Interest expense	(3,011)	(3,011)	(9,033)	(9,033)

	2,829	847	10,391	1,990

Net loss before cumulative effect of a change in accounting principle	(35,838)	(27,410)	(92,529)	(72,179)
Cumulative effect of adopting Statement of Financial Accounting Standards No. 123R (“SFAS 123R”)				813

Net loss	$(35,838)	$(27,410)	$(92,529)	$(71,366)

Net loss per share amounts, basic and diluted:
Net loss before cumulative effect of a change in accounting principle	$(0.54)	$(0.48)	$(1.40)	$(1.27)
Cumulative effect of adopting SFAS 123R				0.02

Net loss	$(0.54)	$(0.48)	$(1.40)	$(1.25)

Weighted average shares outstanding, basic and diluted	66,069	57,011	65,861	56,884
The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)
For the nine months ended September 30, 2007
(In thousands)

							Accumulated
					Additional		Other	Total
	Class A Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Loss
Balance, December 31, 2006	2,270	$2	63,131	$63	$904,407	$(687,617)	$(231)	$216,624
Issuance of Common Stock in connection with exercise of stock options, net of shares tendered			619	1	5,170			5,171
Issuance of Common Stock in connection with Company 401(k) Savings Plan contribution			65		1,367			1,367
Conversion of Class A Stock to Common Stock	(10)		10
Stock-based compensation expense					20,538			20,538
Net loss						(92,529)		(92,529)	$(92,529)
Change in net unrealized loss on marketable securities							226	226	226

Balance, September 30, 2007	2,260	$2	63,825	$64	$931,482	$(780,146)	$(5)	$151,397	$(92,303)

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine months ended September 30,
	2007	2006
Cash flows from operating activities
Net loss	$(92,529)	$(71,366)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	8,588	11,196
Non-cash compensation expense	20,538	13,542
Impairment charge on marketable securities	803
Cumulative effect of a change in accounting principle		(813)
Changes in assets and liabilities
(Increase) decrease in accounts receivable	(3,475)	28,581
(Increase) decrease in prepaid expenses and other assets	(11,876)	364
Decrease in inventory		3,524
Increase (decrease) in deferred revenue	46,832	(12,503)
Increase (decrease) in accounts payable, accrued expenses, and other liabilities	7,674	(2,753)

Total adjustments	69,084	41,138

Net cash used in operating activities	(23,445)	(30,228)

Cash flows from investing activities
Purchases of marketable securities	(478,209)	(252,037)
Sales or maturities of marketable securities	363,739	261,749
Capital expenditures	(7,716)	(1,603)

Net cash (used in) provided by investing activities	(122,186)	8,109

Cash flows from financing activities
Net proceeds from the issuance of Common Stock	5,171	4,883
Other		390

Net cash provided by financing activities	5,171	5,273

Net decrease in cash and cash equivalents	(140,460)	(16,846)

Cash and cash equivalents at beginning of period	237,876	184,508

Cash and cash equivalents at end of period	$97,416	$167,662

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
     The Company’s basic and diluted net loss per share amounts have been computed by dividing net loss by the weighted average number of shares of Common Stock and Class A Stock outstanding. Net loss per share is presented on a combined basis, inclusive of Common Stock and Class A Stock outstanding, as each class of stock has equivalent economic rights. For the three and nine months ended September 30, 2007 and 2006, the Company reported net losses; therefore, no common stock equivalents were included in the computation of diluted net loss per share for these periods, since such inclusion would have been antidilutive. The calculations of basic and diluted net loss per share are as follows:

	Three Months Ended September 30,
	2007	2006
Net loss (Numerator)	$(35,838)	$(27,410)

Weighted-average shares, in thousands (Denominator)	66,069	57,011

Basic and diluted net loss per share	$(0.54)	$(0.48)

	Nine Months Ended September 30,
	2007	2006
Net loss (Numerator)	$(92,529)	$(71,366)

Weighted-average shares, in thousands (Denominator)	65,861	56,884

Basic and diluted net loss per share	$(1.40)	$(1.25)

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)
     Shares issuable upon the exercise of stock options, vesting of restricted stock awards, and conversion of convertible debt, which have been excluded from the September 30, 2007 and 2006 diluted per share amounts because their effect would have been antidilutive, include the following:

	Three months ended September 30,
	2007	2006
Stock Options:
Weighted average number, in thousands	15,153	14,082
Weighted average exercise price	$16.01	$14.35

Convertible Debt:
Weighted average number, in thousands	6,611	6,611
Conversion price	$30.25	$30.25

	Nine months ended September 30,
	2007	2006
Stock Options:
Weighted average number, in thousands	15,308	14,220
Weighted average exercise price	$15.86	$14.31

Restricted Stock:
Weighted average number, in thousands	—	31

Convertible Debt:
Weighted average number, in thousands	6,611	6,611
Conversion price	$30.25	$30.25
3.	Statement of Cash Flows
     Supplemental disclosure of noncash investing and financing activities:
     Included in accounts payable and accrued expenses at September 30, 2007 and December 31, 2006 are $0.9 million and $0.8 million, respectively, of accrued capital expenditures. Included in accounts payable and accrued expenses at September 30, 2006 and December 31, 2005 are $0.4 million and $0.2 million, respectively, of accrued capital expenditures.
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

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)
     Included in marketable securities at September 30, 2007 and December 31, 2006 are $2.5 million and $1.5 million, respectively, of accrued interest income. Included in marketable securities at September 30, 2006 and December 31, 2005 are $0.4 million and $1.2 million, respectively, of accrued interest income.
4.	Accounts Receivable
     Accounts receivable as of September 30, 2007 and December 31, 2006 consist of the following:

	September 30,	December 31,
	2007	2006
Receivable from the sanofi-aventis Group	$7,075	$6,900
Receivable from National Institutes of Health	2,227	549
Receivable from Bayer HealthCare LLC	1,387
Other	279	44

	$10,968	$7,493

5.	Accounts Payable and Accrued Expenses
     Accounts payable and accrued expenses as of September 30, 2007 and December 31, 2006 consist of the following:

	September 30,	December 31,
	2007	2006
Accounts payable	$5,330	$4,349
Accrued payroll and related costs	7,837	9,932
Accrued clinical trial expense	5,084	2,606
Accrued expenses, other	4,579	2,292
Interest payable on convertible notes	5,042	2,292

	$27,872	$21,471

6.	Comprehensive Loss
     Comprehensive loss represents the change in net assets of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss of the Company includes net loss adjusted for the change in net unrealized gain (loss) on marketable securities. The net effect of income taxes on comprehensive loss is immaterial. For the three and nine months ended September 30, 2007 and 2006, the components of comprehensive loss are:

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)

	Three months ended September 30,
	2007	2006
Net loss	$(35,838)	$(27,410)
Change in net unrealized gain (loss) on marketable securities	511	378

Total comprehensive loss	$(35,327)	$(27,032)

	Nine months ended September 30,
	2007	2006
Net loss	$(92,529)	$(71,366)
Change in net unrealized gain (loss) on marketable securities	226	375

Total comprehensive loss	$(92,303)	$(70,991)

7.	Accounting for Collaboration with Bayer HealthCare
     In October 2006, the Company entered into a license and collaboration agreement with Bayer HealthCare LLC to globally develop, and commercialize outside the United States, the Company’s VEGF Trap for the treatment of eye disease by local administration (“VEGF Trap-Eye”). Under the terms of the agreement, Bayer made a non-refundable up-front payment to the Company of $75.0 million. In 2007, agreed upon VEGF Trap-Eye development expenses incurred by both companies under a global development plan will be shared as follows: Up to the first $50.0 million will be shared equally; Regeneron is solely responsible for the next $40.0 million; over $90.0 million will be shared equally. Through September 30, 2007, reimbursements from Bayer HealthCare of the Company’s VEGF Trap-Eye development expenses totaled $12.9 million, of which $1.4 million was receivable at September 30, 2007. Neither party was reimbursed for any development expenses that it incurred prior to 2007. In addition, in August 2007, the Company received a $20.0 million milestone payment from Bayer HealthCare following dosing of the first patient in the Phase 3 study of the VEGF Trap-Eye in the neovascular form of age-related macular degeneration (“wet AMD”).
     The Company and Bayer HealthCare are currently formalizing the global development plans for the VEGF Trap-Eye in wet AMD and diabetic macular edema. The plans will include estimated development steps, timelines, and costs, as well as the projected responsibilities of and costs to be incurred by each of the companies. Pending completion of these plans, all payments received or receivable by the Company from Bayer HealthCare through September 30, 2007, totaling $107.9 million, have been fully deferred and included in deferred revenue for financial statement purposes. When the plans are formalized later this year, the Company will determine the appropriate accounting policy for payments from Bayer HealthCare and the financial statement classifications and periods in which past and future payments (including the $75.0 million up-front payment, development and regulatory milestone payments, and reimbursements of Regeneron development expenses) will be recognized in the Company’s Statement of Operations. In the period when the Company commences recognizing previously deferred payments from Bayer HealthCare, the Company anticipates recording a cumulative catch-up for the period since inception of the collaboration in October 2006, which cannot be quantified at this time.

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)
8.	2007 License Agreements
AstraZeneca
     In February 2007, the Company entered into a non-exclusive license agreement with AstraZeneca UK Limited that allows AstraZeneca to utilize the Company’s VelocImmune® technology in its internal research programs to discover human monoclonal antibodies. Under the terms of the agreement, AstraZeneca made a $20.0 million non-refundable up-front payment to the Company which was deferred and is being recognized as revenue ratably over the twelve month period beginning in February 2007. AstraZeneca also will make up to five additional annual payments of $20.0 million, subject to its ability to terminate the agreement after making the first three additional payments or earlier if the technology does not meet minimum performance criteria. These additional payments will be recognized as revenue ratably over their respective annual license periods. The Company is entitled to receive a mid-single-digit royalty on any future sales of antibody products discovered by AstraZeneca using the Company’s VelocImmune technology. For the nine months ended September 30, 2007, the Company recognized $12.1 million of revenue in connection with the AstraZeneca license agreement. At September 30, 2007, deferred revenue was $7.9 million.
Astellas
     In March 2007, the Company entered into a non-exclusive license agreement with Astellas Pharma Inc. that allows Astellas to utilize the Company’s VelocImmune technology in its internal research programs to discover human monoclonal antibodies. Under the terms of the agreement, Astellas made a $20.0 million non-refundable up-front payment to the Company, which was deferred and is being recognized as revenue ratably over the twelve month period beginning in June 2007. Astellas also will make up to five additional annual payments of $20.0 million, subject to its ability to terminate the agreement after making the first three additional payments or earlier if the technology does not meet minimum performance criteria. These additional payments will be recognized as revenue ratably over their respective annual license periods. The Company is entitled to receive a mid-single-digit royalty on any future sales of antibody products discovered by Astellas using the Company’s VelocImmune technology. For the nine months ended September 30, 2007, the Company recognized $6.3 million of revenue in connection with the Astellas license agreement. At September 30, 2007, deferred revenue was $13.7 million.
9.	Income Taxes
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
     The Company is primarily subject to U.S. federal and New York State income tax. The Company’s 1992 and subsequent tax years remain open to examination by U.S. federal and state tax authorities.
     The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of January 1 and September 30, 2007, the Company had no accruals for interest or penalties related to income tax matters.
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
     The following table presents information about reported segments for the three and nine months ended September 30, 2006.

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)

	Three months ended September 30, 2006
	Research &	Contract	Reconciling
	Development	Manufacturing	Items		Total
Revenues	$11,448	$4,176	—		$15,624
Depreciation and amortization	3,447	— (1)	$261		3,708
Non-cash compensation expense	4,632	130	—		4,762
Interest expense	—	—	3,011		3,011
Net (loss) income	(29,379)	1,122	847	(2)	(27,410)
Capital expenditures	441	—	—		441

	Nine months ended September 30, 2006
	Research &	Contract	Reconciling
	Development	Manufacturing	Items		Total
Revenues	$41,026	$12,075	—		$53,101
Depreciation and amortization	10,413	— (1)	$783		11,196
Non-cash compensation expense	13,220	322	(813	)(3)	12,729
Interest expense	—	—	9,033		9,033
Net (loss) income	(78,528)	4,359	2,803	(2)	(71,366)
Capital expenditures	1,409	—	—		1,409
Total assets	57,530	1,445	296,211	(4)	355,186

(1)	Depreciation and amortization related to contract manufacturing was capitalized into inventory and included in contract manufacturing expense when the product was shipped.

(2)	Represents investment income, net of interest expense related primarily to convertible notes issued in October 2001. For the nine months ended September 30, 2006, also includes the cumulative effect of adopting Statement of Financial Accounting Standards No. (“SFAS”) 123R, Share-Based Payment.

(3)	Represents the cumulative effect of adopting SFAS 123R.

(4)	Includes cash and cash equivalents, marketable securities, restricted cash (where applicable), prepaid expenses and other current assets, and other assets.
12.	Future Impact of Recently Issued Accounting Standards
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
13.	Subsequent Events
Purchase of Building – Rensselaer, New York
     In June 2007, the Company exercised a purchase option on a building in Rensselaer, New York, in which the Company leased manufacturing, office, and warehouse space in a portion of the building. The Company completed the purchase of this property (land and building) in October 2007 at a cost of approximately $9 million.
Amendment to Operating Lease – Tarrytown, New York Facilities
     The Company leases laboratory and office facilities in Tarrytown, New York. In December 2006, the Company entered into a new agreement to lease laboratory and office space that is now under construction and expected to be completed in mid-2009 at the Company’s current Tarrytown location, plus retain a portion of the Company’s existing space. In October 2007, the Company amended the December 2006 operating lease agreement to increase the amount of new space the Company will lease. The term of the lease is now expected to commence in mid-2008 and will expire approximately 16 years later. Other terms and conditions, as previously described in the Company’s Form 10-K for the year ended December 31, 2006, remain unchanged.
     In connection with these two subsequent events, the Company’s previously disclosed total estimated future minimum noncancelable lease commitments under operating leases, as per the Company’s Form 10-K for the year ended December 31, 2006, will decrease to $4.6 million and $9.3 million for the years ended December 31, 2008 and 2009, respectively, and increase to $14.2 million and $14.4 million for the years ended December 31, 2010 and 2011, respectively, and to $204.2 million, in the aggregate, for years subsequent to 2011.

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
Overview
     Regeneron Pharmaceuticals, Inc. is a biopharmaceutical company that discovers, develops, and intends to commercialize pharmaceutical products for the treatment of serious medical conditions. We are currently focused on three development programs: rilonacept (IL-1 Trap) in various inflammatory indications, aflibercept (VEGF Trap) in oncology, and the VEGF Trap-Eye formulation in eye diseases using intraocular delivery. Aflibercept is being developed in oncology in collaboration with the sanofi-aventis Group. The VEGF Trap-Eye is being developed in collaboration with Bayer HealthCare LLC. Our preclinical research programs are in the areas of oncology and angiogenesis, ophthalmology, metabolic and related diseases, muscle diseases and disorders, inflammation and immune diseases, bone and cartilage, pain, and cardiovascular diseases. We expect that our next generation of product candidates will be based on our proprietary technologies for developing human monoclonal antibodies. Developing and commercializing new medicines entails significant risk and expense. Since inception, we have not generated any sales or profits from the commercialization of any of our product candidates.
     Our core business strategy is to maintain a strong foundation in basic scientific research and discovery-enabling technology and combine that foundation with our manufacturing and clinical development capabilities to build a successful, integrated biopharmaceutical company. We believe that our ability to develop product candidates is enhanced by the application of our technology platforms. Our discovery platforms are designed to identify specific genes of therapeutic interest for a particular disease or cell type and validate targets through high-throughput production of mammalian models. Our human monoclonal antibody technology (VelocImmune®) and cell line expression technologies may then be utilized to design and produce new product candidates directed against the disease target. Based on the VelocImmune platform which we believe, in conjunction with our other proprietary technologies, can accelerate the development of fully human monoclonal antibodies, we plan to move our first new antibody product candidate into clinical trials in the fourth quarter of 2007. We plan to introduce two new antibody product candidates into clinical development each year, beginning in 2008. We continue to invest in the development of enabling technologies to assist in our efforts to identify, develop, and commercialize new product candidates.

Clinical Programs:
     Below is a summary of the status of our clinical candidates:
1.	Rilonacept – Inflammatory Diseases
     Rilonacept (IL-1 Trap) is a protein-based product candidate designed to bind the interleukin-1 (called IL-1) cytokine and prevent its interaction with cell surface receptors. We are evaluating rilonacept in a number of diseases and disorders where IL-1 may play an important role, including a group of rare diseases called Cryopyrin-Associated Periodic Syndromes (CAPS) and other diseases associated with inflammation.
     We recently submitted a Biologics License Application (BLA) to the U.S. Food and Drug Administration (FDA) for rilonacept in CAPS. In August 2007, the FDA granted priority review status to the BLA for rilonacept for the long-term treatment of CAPS. The FDA previously granted Orphan Drug status and Fast Track designation to rilonacept for the treatment of CAPS. In July 2007, rilonacept also received Orphan Drug designation in the European Union for the treatment of CAPS. In November 2007, we announced that we received notification from the FDA that the action date for the FDA’s priority review of the BLA for rilonacept had been extended three months to February 29, 2008.
     CAPS represents a group of rare inherited auto-inflammatory conditions, including Familial Cold Autoinflammatory Syndrome (FCAS) and Muckle-Wells Syndrome (MWS). CAPS also includes Neonatal Onset Multisystem Inflammatory Disease (NOMID). Rilonacept has not been studied, and is not expected to be indicated, for the treatment of NOMID. The syndromes included in CAPS are characterized by spontaneous, systemic inflammation and are termed auto-inflammatory disorders. A novel feature of these conditions (particularly FCAS and MWS) is that exposure to mild degrees of cold temperature can provoke a major inflammatory episode that occurs within hours. CAPS is caused by a range of mutations in the gene CIAS1 (also known as NLRP3) which encodes a protein named cryopyrin.  Currently, there are no medicines approved for the treatment of CAPS.
     We recently reported positive results from an exploratory proof of concept study of rilonacept in ten patients with chronic active gout. In those patients, treatment with rilonacept demonstrated a statistically significant reduction in patient pain scores in the single-blind, placebo-controlled study. Mean patients’ pain scores, the key symptom measure in persistent gout, were reduced 41% (p=0.025) during the first two weeks of active treatment and reduced 56% (p<0.004) after six weeks of active treatment. In this study, in which safety was the primary endpoint measure, treatment with rilonacept was generally well-tolerated. We have initiated a Phase 2 safety and efficacy trial of rilonacept in the prevention of gout flares induced by the initiation of uric acid-lowering drug therapy used to control the disease.
     We are also evaluating the potential use of rilonacept in other indications in which IL-1 may play a role, and are preparing to initiate exploratory proof-of-concept studies in anemia and other indications. The first of these studies will be in the treatment of anemia associated with chronic inflammation, which we plan to begin in the fourth quarter of 2007.

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
2.	Aflibercept (VEGF Trap) – Oncology
     Aflibercept is a protein-based product candidate designed to bind all forms of Vascular Endothelial Growth Factor-A (called VEGF-A, also known as Vascular Permeability Factor or VPF) and the related Placental Growth Factor (called PlGF), and prevent their interaction with cell surface receptors. VEGF-A (and to a less validated degree, PlGF) is required for the growth of new blood vessels that are needed for tumors to grow and is a potent regulator of vascular permeability and leakage.
     Aflibercept is being developed in cancer indications in collaboration with sanofi-aventis. We and sanofi-aventis began the first two trials of our global Phase 3 development program in the third quarter of 2007. One trial will evaluate aflibercept in combination with docetaxel/prednisone in patients with 1st line metastatic androgen independent prostate cancer. The other trial will evaluate aflibercept in combination with docetaxel in patients with 2nd line metastatic non-small cell lung cancer. The companies plan to initiate two additional Phase 3 trials before the end of 2007 in first-line metastatic pancreatic cancer in combination with gemcitabine-based regimen and second-line metastatic colorectal cancer in combination with FOLFIRI (Folinic Acid (leucovorin), 5-fluorouracil, and irinotecan). In all of these trials, aflibercept is being combined with the current standard of chemotherapy care for the stated development stage of the cancer type.
     The collaboration is conducting a number of other trials in the global development program for aflibercept. Five safety and tolerability studies of aflibercept in combination with standard chemotherapy regimens are continuing in a variety of cancer types to support the Phase 3 clinical program. Sanofi-aventis has also expanded the development program to Japan, where they are conducting a Phase 1 safety and tolerability study in combination with S-1 in patients with advanced solid malignancies.
     The collaboration is also conducting Phase 2 single-agent studies in advanced ovarian cancer (AOC), non-small cell lung adenocarcinoma (NSCLA), and AOC patients with symptomatic malignant ascites (SMA). The AOC and NSCLA trials are fully enrolled and ongoing. The

SMA trial is approximately 50% enrolled and continues to enroll patients. In 2004, the FDA granted Fast Track designation to aflibercept for the treatment of SMA.
     In addition, currently underway or scheduled to begin are more than 10 studies to be conducted in conjunction with the National Cancer Institute (NCI) Cancer Therapy Evaluation Program (CTEP) evaluating aflibercept as a single agent or in combination with chemotherapy regimens in a variety of cancer indications.
     The development program in oncology is expected to total over $400 million over the next several years. These expenses will be funded by sanofi-aventis in accordance with the terms of our collaboration agreement described below.
     The first registration submission to a regulatory agency for aflibercept is possible as early as 2008, potentially as third line treatment as a single agent in advanced ovarian cancer (AOC). However, in order for our ongoing Phase 2 study in AOC to be sufficient to support such a submission, we believe that the final unblinded results of the study would have to demonstrate a more robust response rate than that reported in the interim analysis of blinded data from the study presented in June 2007 at the annual meeting of the American Society of Clinical Oncology (ASCO).
     Cancer is a heterogeneous set of diseases and one of the leading causes of death in the developed world. A mutation in any one of dozens of normal genes can eventually result in a cell becoming cancerous; however, a common feature of cancer cells is that they need to obtain nutrients and remove waste products, just as normal cells do. The vascular system normally supplies nutrients to and removes waste from normal tissues. Cancer cells can use the vascular system either by taking over preexisting blood vessels or by promoting the growth of new blood vessels (a process known as angiogenesis). VEGF is secreted by many tumors to stimulate the growth of new blood vessels to supply nutrients and oxygen to the tumor. VEGF blockers have been shown to inhibit new vessel growth; and, in some cases, can cause regression of existing tumor vasculature. Countering the effects of VEGF, thereby blocking the blood supply to tumors, has demonstrated therapeutic benefits in clinical trials. This approach of inhibiting angiogenesis as a mechanism of action for an oncology medicine was validated in February 2004, when the FDA approved Genentech, Inc.’s VEGF inhibitor, Avastin®. Avastin® (a trademark of Genentech, Inc.) is an antibody product designed to inhibit VEGF and interfere with the blood supply to tumors.
Collaboration with the sanofi-aventis Group
     In September 2003, we entered into a collaboration agreement with Aventis Pharmaceuticals, Inc. (predecessor to sanofi-aventis U.S.) to collaborate on the development and commercialization of aflibercept in all countries other than Japan, where we retained the exclusive right to develop and commercialize aflibercept. In January 2005, we and sanofi-aventis amended the collaboration agreement to exclude, from the scope of the collaboration, the development and commercialization of aflibercept for intraocular delivery to the eye. In December 2005, we and sanofi-aventis amended our collaboration agreement to expand the territory in which the companies are collaborating on the development of aflibercept to include Japan. Under the collaboration agreement, as amended, we and sanofi-aventis will share co-promotion rights and profits on sales, if any, of aflibercept outside of Japan for disease indications included in our collaboration. In Japan, we are entitled to a royalty of approximately 35% on annual sales of aflibercept, subject to certain potential adjustments. We may also receive up to $400.0 million in milestone payments upon receipt of specified marketing approvals. This total includes up to $360.0 million in milestone payments related to receipt of marketing approvals for up to eight aflibercept oncology and other indications in the United States or the European Union. Another $40.0 million of milestone payments relate to receipt of marketing approvals for up to five oncology indications in Japan.
     Under the collaboration agreement, as amended, agreed upon worldwide development expenses incurred by both companies during the term of the agreement will be funded by sanofi-aventis. If the collaboration becomes profitable, we will be obligated to reimburse sanofi-aventis for 50% of aflibercept development expenses in accordance with a formula based on the amount of development expenses and our share of the collaboration profits and Japan royalties, or at a faster rate at our option.
3.	VEGF Trap – Eye Diseases
     The VEGF Trap-Eye is a form of the VEGF Trap that has been purified and formulated with excipients and at concentrations suitable for direct injection into the eye. The VEGF Trap-Eye currently is being tested in a Phase 3 trial in patients with the neovascular form of age-related macular degeneration (wet AMD) and has completed a small pilot study in patients with diabetic macular edema (DME).
     In the clinical development program for the VEGF Trap-Eye, we and Bayer HealthCare have initiated a Phase 3 study of the VEGF Trap-Eye in wet AMD. This first trial, known as VIEW 1 (VEGF Trap: Investigation of Efficacy and Safety in Wet age-related macular degeneration), is comparing the VEGF Trap-Eye and Genentech, Inc.’s Lucentis® (ranibizumab), an anti-angiogenic agent approved for use in wet AMD. This Phase 3 trial is evaluating dosing intervals of four and eight weeks for the VEGF Trap-Eye compared with ranibizumab dosed according to its label every four weeks. We and Bayer HealthCare plan to initiate a second Phase 3 trial in wet AMD in the first quarter of 2008. This second trial will be conducted primarily in the European Union and other parts of the world outside the U.S.
     In October 2007, we and Bayer HealthCare announced positive results from the full analysis of the primary 12-week endpoint of a Phase 2 study evaluating the VEGF Trap-Eye in wet AMD. The VEGF Trap-Eye met the primary study endpoint of a statistically significant reduction in retinal thickness, a measure of disease activity, after 12 weeks of treatment compared with baseline (all five dose groups combined, mean decrease of 119 microns, p<0.0001). The mean change from baseline in visual acuity, a key secondary endpoint of the study, also demonstrated statistically significant improvement (all groups combined, increase of 5.7 letters, p<0.0001). Preliminary analyses at 16 weeks showed that the VEGF Trap-Eye, dosed monthly, achieved a mean gain in visual acuity of 9.3 to 10 letters (for the 0.5 and 2 mg dose groups, respectively). In additional exploratory analyses, the VEGF Trap-Eye, dosed monthly, reduced the proportion of patients with vision of 20/200 or worse (a generally accepted definition for legal blindness) from 14.3% at baseline to 1.6% at week 16; the proportion of patients with vision of 20/40 or better (part of the legal minimum requirement for an unrestricted driver’s license in the U.S.) was likewise increased from 19.0% at baseline to 49.2% at 16 weeks. These findings were presented at the Retina Society Conference.

     We and Bayer HealthCare are also developing the VEGF Trap-Eye in DME and expect to initiate a Phase 3 study in DME in mid-2008. In May 2007, at the annual meeting of the Association for Research in Vision and Ophthalmology (ARVO), the companies reported results from a small pilot study of the VEGF Trap-Eye in patients with DME. In the study, the VEGF Trap-Eye was well tolerated and demonstrated activity in five patients, with decreases in retinal thickness and improvement in visual acuity.
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
Collaboration with Bayer HealthCare LLC
     In October 2006, we entered into a collaboration agreement with Bayer HealthCare for the global development and commercialization outside the United States of the VEGF Trap-Eye. Under the agreement, we and Bayer HealthCare will collaborate on, and share the costs of, the development of the VEGF Trap-Eye through an integrated global plan that encompasses wet AMD, diabetic eye diseases, and other diseases and disorders. Bayer HealthCare will market the VEGF Trap-Eye outside the United States, where the companies will share equally in profits from any future sales of the VEGF Trap-Eye. If the VEGF Trap-Eye is granted marketing authorization in a major market country outside the United States, we will be obligated to reimburse Bayer HealthCare for 50% of the development costs that it has incurred under the agreement from our share of the collaboration profits. Within the United States, we retained exclusive commercialization rights to the VEGF Trap-Eye and are entitled to all profits from any such sales. We received an up-front payment of $75.0 million from Bayer HealthCare. In August 2007, we received a $20.0 million milestone payment from Bayer HealthCare following dosing of the first patient in the Phase 3 study of the VEGF Trap-Eye in wet AMD, and can earn up to $90.0 million in additional development and regulatory milestones related to the development of the VEGF Trap-Eye and marketing approvals in major market countries outside the United States. We can also earn up to $135.0 million in sales milestones if total annual sales of the VEGF Trap-Eye outside the United States achieve certain specified levels starting at $200.0 million.

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
     From inception on January 8, 1988 through September 30, 2007, we had a cumulative loss of $780.1 million. In the absence of revenues from the commercialization of our product candidates or other sources, the amount, timing, nature, and source of which cannot be predicted, our losses will continue as we conduct our research and development activities. We expect to incur substantial losses over the next several years as we continue the clinical development of the VEGF Trap-Eye and rilonacept; advance new product candidates into clinical development from our existing research programs utilizing our technology for designing fully human monoclonal antibodies; continue our research and development programs; and commercialize product candidates that receive regulatory approval, if any. Also, our activities may expand over time and require additional resources, and we expect our operating losses to be substantial over at least the next several years. Our losses may fluctuate from quarter to quarter and will depend on, among other factors, the progress of our research and development efforts, the timing of certain expenses, and the amount and timing of payments that we receive from collaborators.
     The planning, execution, and results of our clinical programs are significant factors that can affect our operating and financial results. In our clinical programs, key events for 2007 and plans over the next 12 months are as follows:

Clinical Program	2007 Events to Date	2007-8 Plans
Rilonacept (IL-1 Trap)	• Completed the 24-week open-label safety extension phase of the Phase 3 trial in CAPS • FDA accepted BLA submission for CAPS	• Receive FDA review decision to BLA submission for CAPS (expected in February 2008)
	• Granted Orphan Drug designation in CAPS in European Union • Reported positive results in exploratory proof-of-concept study in patients with chronic active gout	• Initiate exploratory proof-of- concept study of rilonacept in a new indication • Evaluate rilonacept in other disease indications in which IL-1 may play an important role
• Initiated Phase 2 trial evaluating safety and efficacy of rilonacept in preventing gout-induced flares in patients initiating allopurinol therapy

Clinical Program	2007 Events to Date	2007-8 Plans
Aflibercept (VEGF Trap) — Oncology
•     NCI/CTEP initiated more than 10 studies of the aflibercept as a single agent
•     Reported interim results from two Phase 2 single-agent trials – in advanced ovarian cancer and in non-small cell lung adenocarcinoma

•     Sanofi-aventis to initiate two additional Phase 3 studies of aflibercept in combination with standard chemotherapy regimens in specific cancer indications
•     NCI/CTEP to initiate additional new exploratory safety and efficacy studies

• Initiated Japanese Phase 1 trial of aflibercept in combination with S-1 in patients with solid malignancies
• Sanofi-aventis initiated two Phase 3 trials of aflibercept in combination with standard chemotherapy regimens

VEGF Trap-Eye (intravitreal injection)
•     Initiated first Phase 3 trial in wet AMD in patients in the U.S. and Canada
•     Reported positive primary endpoint results and preliminary extended treatment results of Phase 2 trial in wet AMD
•     Reported positive results in Phase 1 trial in DME
• Initiate second Phase 3 trial in wet AMD in the European Union and other countries around the world • Initiate Phase 3 trial in DME • Explore additional eye disease indications

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
Accounting for Collaboration with Bayer HealthCare
     As described above, in October 2006 we entered into a VEGF Trap-Eye license and collaboration agreement with Bayer HealthCare. Under the terms of the agreement, Bayer HealthCare made a non-refundable up-front payment to us of $75.0 million. In August 2007, we received a $20.0 million development milestone payment from Bayer HealthCare, as described above. In 2007, agreed upon VEGF Trap-Eye development expenses incurred by both companies under a global development plan will be shared as follows: Up to the first $50.0 million will be shared equally; Regeneron is solely responsible for the next $40.0 million; over $90.0 million will be shared equally. Through September 30, 2007, reimbursements from Bayer HealthCare of our VEGF Trap-Eye development expenses total $12.9 million, of which $1.4 million was receivable at September 30, 2007. Neither party was reimbursed for any development expenses that it incurred prior to 2007.
     We and Bayer HealthCare are currently formalizing our global development plans for the VEGF Trap-Eye in wet AMD and DME. The plans will include estimated development steps, timelines, and costs, as well as the projected responsibilities of and costs to be incurred by each of the companies. Pending completion of these plans, all payments received or receivable from Bayer HealthCare through September 30, 2007, totaling $107.9 million, have been fully deferred and included in deferred revenue for financial statement purposes. When the plans are formalized later this year, we will determine the appropriate accounting policy for payments from Bayer HealthCare and the financial statement classifications and periods in which past and future payments from Bayer (including the $75.0 million up-front payment, development and regulatory milestone payments, and reimbursements of Regeneron development expenses) will be recognized in our Statement of Operations. In the period when we commence recognizing previously deferred payments from Bayer HealthCare, we anticipate recording a cumulative catch-up for the period since inception of the collaboration in October 2006, which cannot be quantified at this time.

Results of Operations
Three Months Ended September 30, 2007 and 2006
Net Loss:
     Regeneron reported a net loss of $35.8 million, or $0.54 per share (basic and diluted), for the third quarter of 2007 compared to a net loss of $27.4 million, or $0.48 per share (basic and diluted), for the third quarter of 2006.
Revenues:
     Revenues for the three months ended September 30, 2007 and 2006 consist of the following:

			Increase
(In millions)	2007	2006	(Decrease)
Contract research & development revenue
The sanofi-aventis Group	$9.2	$10.0	$(0.8)
Other	3.1	1.4	1.7

Total contract research & development revenue	12.3	11.4	0.9
Contract manufacturing revenue		4.2	(4.2)
Technology licensing revenue	10.0		10.0

Total revenue	$22.3	$15.6	$6.7

     We recognize revenue from sanofi-aventis, in connection with the companies’ aflibercept collaboration, in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104) and FASB Emerging Issues Task Force Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (EITF 00-21). We earn contract research and development revenue from sanofi-aventis which, as detailed below, consists partly of reimbursement for research and development expenses and partly of the recognition of revenue related to a total of $105.0 million of non-refundable, up-front payments received in 2003 and 2006. Non-refundable up-front license payments are recorded as deferred revenue and recognized over the period over which we are obligated to perform services. We estimate our performance period based on the specific terms of each agreement, and adjust the performance periods, if appropriate, based on the applicable facts and circumstances.

Sanofi-aventis Contract Research & Development Revenue	Three months ended September 30,
(In millions)	2007	2006
Regeneron expense reimbursement	$7.0	$7.0
Recognition of deferred revenue related to up-front payments	2.2	3.0

Total	$9.2	$10.0

     Recognition of deferred revenue related to sanofi-aventis’ up-front payments decreased in the third quarter of 2007 from the same period in 2006, due to an extension of the estimated performance period over which this deferred revenue is being recognized. As of September 30, 2007, $63.2 million of the original $105.0 million of up-front payments was deferred and will be recognized as revenue in future periods.
     Other contract research and development revenue includes $2.2 million and $0.1 million in the third quarters of 2007 and 2006, respectively, recognized in connection with our five-year grant from the National Institutes of Health (NIH), which we were awarded in September 2006 as part of the NIH’s Knockout Mouse Project.
     Contract manufacturing revenue for the third quarter of 2006 related to our long-term agreement with Merck & Co., Inc., which expired in October 2006, to manufacture a vaccine intermediate at our Rensselaer, New York facility. Revenue and the related manufacturing expense were recognized as product was shipped, after acceptance by Merck. Included in contract manufacturing revenue in the third quarter of 2006 was $0.4 million of deferred revenue associated with capital improvement reimbursements paid by Merck prior to commencement of production. We do not expect to receive any further contract manufacturing revenue from Merck.
     In connection with our license agreement with AstraZeneca, as described above, the $20.0 million non-refundable up-front payment, which we received in February 2007, was deferred and is being recognized as revenue ratably over the twelve month period beginning in February 2007. In connection with our license agreement with Astellas, as described above, the $20.0 million non-refundable up-front payment, which we received in April 2007, was deferred and is being recognized as revenue ratably over the twelve month period beginning in June 2007. In the third quarter of 2007, we recognized $10.0 million of technology licensing revenue related to these agreements.
Expenses:
     Total operating expenses increased to $61.0 million in the third quarter of 2007 from $43.9 million in the same period of 2006. Our average employee headcount in the third quarter of 2007 increased to 639 from 557 in the third quarter of 2006, primarily to support our expanded development programs for the VEGF Trap-Eye and rilonacept, and our plans to move our first antibody candidate into clinical trials. Operating expenses in the third quarter of 2007 and 2006 include a total of $7.0 million and $4.7 million, respectively, of non-cash compensation expense related to employee stock option awards (Stock Option Expense), as detailed below:

	For the three months ended September 30, 2007
	Expenses before
(In millions)	inclusion of Stock	Stock Option	Expenses as
Expenses	Option Expense	Expense	Reported
Research and development	$47.6	$4.1	$51.7
General and administrative	6.4	2.9	9.3

Total operating expenses	$54.0	$7.0	$61.0

	For the three months ended September 30, 2006
	Expenses before
(In millions)	inclusion of Stock	Stock Option	Expenses as
Expenses	Option Expense	Expense	Reported
Research and development	$32.1	$2.7	$34.8
Contract manufacturing	3.0	0.1	3.1
General and administrative	4.1	1.9	6.0

Total operating expenses	$39.2	$4.7	$43.9

The increase in total Stock Option Expense in the third quarter of 2007 was primarily due to the higher fair market value of our Common Stock on the date of our annual employee option grants made in December 2006 in comparison to the fair market value of our Common Stock on the dates of annual employee option grants made in recent prior years.
Research and Development Expenses:
     Research and development expenses increased to $51.7 million in the third quarter of 2007 from $34.8 million in the same period of 2006. The following table summarizes the major categories of our research and development expenses for the three months ended September 30, 2007 and 2006:

(In millions)	Three months ended September 30,
Research and development expenses	2007	2006	Increase
Payroll and benefits (1)	$15.2	$11.0	$4.2
Clinical trial expenses	12.9	3.1	9.8
Clinical manufacturing costs (2)	11.9	10.0	1.9
Research and preclinical development costs	5.8	5.5	0.3
Occupancy and other operating costs	5.9	5.2	0.7

Total research and development	$51.7	$34.8	$16.9

(1)	Includes $3.4 million and $2.3 million of Stock Option Expense for the three months ended September 30, 2007 and 2006, respectively.

(2)	Represents the full cost of manufacturing drug for use in research, preclinical development, and clinical trials, including related payroll and benefits, Stock Option Expense, manufacturing materials and supplies, depreciation, and occupancy costs of our Rensselaer manufacturing facility. Includes $0.7 million and $0.5 million of Stock Option Expense for the three months ended September 30, 2007 and 2006, respectively.
     Payroll and benefits increased primarily due to higher compensation expense due, in part, to the increase in employee headcount, as described above and annual salary increases effective January 1, 2007, and higher Stock Option Expense, as described above. Clinical trial expenses increased due primarily to (i) higher costs related to our ongoing Phase 1 and 2 studies of the VEGF Trap-Eye in wet AMD, (ii) costs related to our Phase 3 study of the VEGF Trap-Eye in wet AMD, which we initiated in the third quarter of 2007, and (iii) higher rilonacept costs. Clinical manufacturing costs increased primarily due to higher costs related to manufacturing rilonacept and preclinical and clinical supplies of our first antibody drug candidate. Research and preclinical development costs increased primarily due to higher costs related to our human monoclonal antibody programs and utilization of our proprietary technology platforms, such as for our NIH grant, as described above. Occupancy and other operating costs increased primarily as a result of higher facility-related and maintenance costs.
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

	Three months ended September 30,
(In millions)			Increase
Project Costs	2007	2006	(Decrease)
Rilonacept	$12.9	$7.7	$5.2
Aflibercept (VEGF Trap) – Oncology	5.5	5.5
VEGF Trap- Eye	14.1	5.8	8.3
Other research programs & unallocated costs	19.2	15.8	3.4

Total research and development expenses	$51.7	$34.8	$16.9

     Drug development and approval in the United States is a multi-step process regulated by the FDA. The process begins with discovery and preclinical evaluation, leading up to the submission of an IND to the FDA which, if successful, allows the opportunity for study in humans, or clinical study, of the potential new drug. Clinical development typically involves three phases of study: Phase 1, 2 and 3. The most significant costs in clinical development are in Phase 3 clinical trials, as they tend to be the longest and largest studies in the drug development process. Following successful completion of Phase 3 clinical trials for a biological product, a biologics license application (or BLA) must be submitted to, and accepted by, the FDA, and the FDA must approve the BLA prior to commercialization of the drug. It is not uncommon for the FDA to request additional data following its review of a BLA, which can significantly increase the drug development timeline and expenses. We may elect either on our own, or at the request of the FDA, to conduct further studies that are referred to as Phase 3B and 4 studies. Phase 3B studies are initiated and either completed or substantially completed while the BLA is under FDA review. These studies are conducted under an IND. Phase 4 studies, also referred to as post-marketing studies, are studies that are initiated and conducted after the FDA has approved a product for marketing. In addition, as discovery research, preclinical development, and clinical programs progress, opportunities to expand development of drug candidates into new disease indications can emerge. We may elect to add such new disease indications to our development efforts (with the approval of our collaborator for joint development programs), thereby extending the period in which we will be developing a product. For example, we, and our collaborators, where applicable, continue to explore further development of rilonacept, aflibercept, and the VEGF Trap-Eye in different disease indications.
     There are numerous uncertainties associated with drug development, including uncertainties related to safety and efficacy data from each phase of drug development, uncertainties related to the enrollment and performance of clinical trials, changes in regulatory requirements, changes in the competitive landscape affecting a product candidate, and other risks and uncertainties described below in Item 1A, “Risk Factors” under “Risks Related to Development of Our Product Candidates,” ”Regulatory and Litigation Risks,” and “Risks Related to Commercialization of Products.” The lengthy process of seeking FDA approvals, and subsequent compliance with applicable statutes and regulations, require the expenditure of substantial resources. Any failure by us to obtain, or delay in obtaining, regulatory approvals could materially adversely affect our business.
     For these reasons and due to the variability in the costs necessary to develop a product and the uncertainties related to future indications to be studied, the estimated cost and scope of the projects, and our ultimate ability to obtain governmental approval for commercialization, accurate and meaningful estimates of the total cost to bring our product candidates to market are not available. Similarly, we are currently unable to reasonably estimate if our product candidates will generate product revenues and material net cash inflows. In the second quarter of 2007, we submitted a BLA for our rilonacept for the treatment of CAPS, a group of rare genetic disorders. We cannot predict whether or when the commercialization of rilonacept in CAPS will result in a material net cash inflow to us.
Contract Manufacturing Expenses:
     Contract manufacturing expenses decreased in the third quarter of 2007 compared to the same period of 2006 due to the expiration of our manufacturing agreement with Merck in October 2006.

General and Administrative Expenses:
     General and administrative expenses increased to $9.3 million in the third quarter of 2007 from $6.0 million in the same period of 2006 primarily due to (i) higher Stock Option Expense, as described above, (ii) higher compensation expense due, in part, to increases in administrative headcount in 2007 to support our expanded research and development activities and annual salary increases effective January 1, 2007, (iii) higher recruitment and related costs associated with expanding our headcount in 2007, (iv) higher fees for consultants and other professional services on various corporate matters, (v) marketing research and related expenses incurred in 2007 in connection with our rilonacept and VEGF Trap-Eye programs, and (vi) higher administrative facility and occupancy costs.
Other Income and Expense:
     Investment income increased to $5.8 million in the third quarter of 2007 from $3.9 million in the same period of 2006 resulting primarily from higher balances of cash and marketable securities (due, in part, to the up-front payment received from Bayer HealthCare in October 2006, as described above, and the receipt of net proceeds from the November 2006 public offering of our Common Stock). This increase was partly offset by a $0.8 million charge in the third quarter of 2007 related to marketable securities which we considered to be other than temporarily impaired. Interest expense was $3.0 million in the third quarter of 2007 and 2006. Interest expense is attributable primarily to $200.0 million of convertible notes issued in October 2001, which mature in October 2008 and bear interest at 5.5% per annum.
Nine Months Ended September 30, 2007 and 2006
Net Loss:
     Regeneron reported a net loss of $92.5 million, or $1.40 per share (basic and diluted), for the first nine months of 2007 compared to a net loss of $71.4 million, or $1.25 per share (basic and diluted), for the same period of 2006.
Revenues:
     Revenues for the nine months ended September 30, 2007 and 2006 consist of the following:

			Increase
(In millions)	2007	2006	(Decrease)

Contract research & development revenue
The sanofi-aventis Group	$34.5	$38.7	$(4.2)
Other	7.4	2.3	5.1

Total contract research & development revenue	41.9	41.0	0.9
Contract manufacturing revenue		12.1	(12.1)
Technology licensing revenue	18.4		18.4

Total revenue	$60.3	$53.1	$7.2

     We recognize revenue from sanofi-aventis, in connection with the companies’ aflibercept collaboration, in accordance with SAB 104 and EITF 00-21. We earn contract research and development revenue from sanofi-aventis which, as detailed below, consists partly of reimbursement for research and development expenses and partly of the recognition of revenue related to a total of $105.0 million of non-refundable, up-front payments received in 2003 and 2006. Non-refundable up-front license payments are recorded as deferred revenue and recognized over the period over which we are obligated to perform services. We estimate our performance period based on the specific terms of each agreement, and adjust the performance periods, if appropriate, based on the applicable facts and circumstances.

Sanofi-aventis Contract Research & Development Revenue	Nine months ended September 30,
(In millions)	2007	2006

Regeneron expense reimbursement	$27.8	$29.6
Recognition of deferred revenue related to up-front payments	6.7	9.1

Total	$34.5	$38.7

     Sanofi-aventis’ reimbursement of Regeneron aflibercept expenses decreased in the first nine months of 2007 from the same period in 2006, primarily due to higher costs in 2006 related to the Company’s manufacture of aflibercept clinical supplies. Recognition of deferred revenue related to sanofi-aventis’ up-front payments decreased for the first nine months of 2007 from the same period in 2006, due to an extension of the estimated performance period over which this deferred revenue is being recognized. As of September 30, 2007, $63.2 million of the original $105.0 million of up-front payments was deferred and will be recognized as revenue in future periods.
     Other contract research and development revenue includes $4.5 million and $0.1 million for the first nine months of 2007 and 2006, respectively, recognized in connection with our five-year grant from the NIH, which we were awarded in September 2006 as part of the NIH’s Knockout Mouse Project.
     Contract manufacturing revenue for the first nine months of 2006 related to our long-term manufacturing agreement with Merck, which expired in October 2006. Revenue and the related manufacturing expense were recognized as product was shipped, after acceptance by Merck. Included in contract manufacturing revenue in the third quarter of 2006 was $1.2 million of deferred revenue associated with capital improvement reimbursements paid by Merck prior to commencement of production. We do not expect to receive any further contract manufacturing revenue from Merck.
     In connection with our license agreement with AstraZeneca, as described above, the $20.0 million non-refundable up-front payment, which we received in February 2007, was deferred and is being recognized as revenue ratably over the twelve month period beginning in February 2007. In connection with our license agreement with Astellas, as described above, the $20.0 million non-refundable up-front payment, which we received in April 2007, was deferred and is being recognized as revenue ratably over the twelve month period beginning in June 2007. In the first nine months of 2007, we recognized $18.4 million of technology licensing revenue related to these agreements.
Expenses:
     Total operating expenses increased to $163.2 million in the first nine months of 2007 from $127.3 million in the same period of 2006. Our average employee headcount in the first nine months of 2007 increased to 614 from 574 in the first nine months of 2006, primarily to support our expanded development programs for the VEGF Trap-Eye and rilonacept and our plans to move our first antibody candidate into clinical trials. Operating expenses for the first nine months of 2007 and 2006 include a total of $20.5 million and $13.2 million, respectively, of Stock Option Expense, as detailed below:

	For the nine months ended September 30, 2007
	Expenses before
(In millions)	inclusion of Stock	Stock Option	Expenses as
Expenses	Option Expense	Expense	Reported
Research and development	$124.8	$12.0	$136.8
General and administrative	17.9	8.5	26.4

Total operating expenses	$142.7	$20.5	$163.2

	For the nine months ended September 30, 2006
	Expenses before
(In millions)	inclusion of Stock	Stock Option	Expenses as
Expenses	Option Expense	Expense	Reported
Research and development	$94.0	$7.3	$101.3
Contract manufacturing	7.4	0.3	7.7
General and administrative	12.7	5.6	18.3

Total operating expenses	$114.1	$13.2	$127.3

The increase in total Stock Option Expense in the first nine months of 2007 was primarily due to the higher fair market value of our Common Stock on the date of our annual employee option grants made in December 2006 in comparison to the fair market value of our Common Stock on the dates of annual employee option grants made in recent prior years.
Research and Development Expenses:
     Research and development expenses increased to $136.8 million in the first nine months of 2007 from $101.3 million in the same period of 2006. The following table summarizes the major categories of our research and development expenses for the nine months ended September 30, 2007 and 2006:

(In millions)	Nine months ended September 30,
Research and development expenses	2007	2006	Increase
Payroll and benefits (1)	$43.3	$32.7	$10.6
Clinical trial expenses	24.8	11.0	13.8
Clinical manufacturing costs (2)	33.8	28.3	5.5
Research and preclinical development costs	17.9	13.3	4.6
Occupancy and other operating costs	17.0	16.0	1.0

Total research and development	$136.8	$101.3	$35.5

(1)	Includes $9.8 million and $6.1 million of Stock Option Expense for the nine months ended September 30, 2007 and 2006, respectively.

(2)	Represents the full cost of manufacturing drug for use in research, preclinical development, and clinical trials, including related payroll and benefits, Stock Option Expense, manufacturing materials and supplies, depreciation, and occupancy costs of our Rensselaer manufacturing facility. Includes $2.2 million and $1.2 million of Stock Option Expense for the nine months ended September 30, 2007 and 2006, respectively.
     Payroll and benefits increased primarily due to higher compensation expense due, in part, to the increase in employee headcount, as described above and annual salary increases effective January 1, 2007, and higher Stock Option Expense, as described above. Clinical trial expenses increased due primarily to (i) higher costs related to our ongoing Phase 1 and 2 studies of the VEGF Trap-Eye in wet AMD, (ii) costs related to our Phase 3 study of the VEGF Trap-Eye in wet AMD, which we initiated in the third quarter of 2007, and (iii) higher rilonacept costs. Clinical manufacturing costs increased due primarily to higher costs related to manufacturing rilonacept and preclinical and clinical supplies of our first antibody drug candidate, which were partly offset by lower costs related to manufacturing VEGF Trap. Research and preclinical development costs increased primarily due to higher costs related to our human monoclonal antibody programs and utilization of our proprietary technology platforms, such as for our NIH grant, as described above. Occupancy and other operating costs increased primarily as a result of higher facility-related and maintenance costs.
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

	Nine months ended September 30,
(In millions)			Increase
Project Costs	2007	2006	(Decrease)
Rilonacept	$28.7	$22.0	$6.7
Aflibercept (VEGF Trap) – Oncology	23.3	24.8	(1.5)
VEGF Trap- Eye	28.3	13.7	14.6
Other research programs & unallocated costs	56.5	40.8	15.7

Total research and development expenses	$136.8	$101.3	$35.5

     For the reasons described above under “Research and Development Expenses” for the three months ended September 30, 2007 and 2006, and due to the variability in the costs necessary to develop a product and the uncertainties related to future indications to be studied, the estimated cost and scope of the projects, and our ultimate ability to obtain governmental approval for commercialization, accurate and meaningful estimates of the total cost to bring our product candidates to market are not available. Similarly, we are currently unable to reasonably estimate if our product candidates will generate product revenues and material net cash inflows.
Contract Manufacturing Expenses:
     Contract manufacturing expenses decreased in the first nine months of 2007 compared to the same period of 2006 due to the expiration of our manufacturing agreement with Merck in October 2006.
General and Administrative Expenses:
     General and administrative expenses increased to $26.4 million in the first nine months of 2007 from $18.3 million in the same period of 2006 primarily due to (i) higher Stock Option Expense, as described above, (ii) higher compensation expense due, in part, to increases in administrative headcount in 2007 to support our expanded research and development activities and annual salary increases effective January 1, 2007, (iii) higher recruitment and related costs associated with expanding our headcount in 2007, (iv) higher fees for consultants and other professional services on various corporate matters, and (v) marketing research and related expenses incurred in 2007 in connection with our rilonacept and VEGF Trap-Eye programs.
Other Income and Expense:
     Investment income increased to $19.4 million in the first nine months of 2007 from $11.0 million in the same period of 2006 resulting primarily from higher balances of cash and marketable securities (due, in part, to the up-front payment received from Bayer HealthCare in October 2006, as described above, and the receipt of net proceeds from the November 2006 public offering of our Common Stock). This increase was partly offset by a $0.8 million charge in the first nine months of 2007 related to marketable securities which, during the third quarter of 2007, we considered to be other than temporarily impaired. Interest expense was $9.0 million in first nine months of 2007 and 2006. Interest expense is attributable primarily to $200.0 million of convertible notes issued in October 2001, which mature in October 2008 and bear interest at 5.5% per annum.
Liquidity and Capital Resources
     Since our inception in 1988, we have financed our operations primarily through offerings of our equity securities, a private placement of convertible debt, payments earned under our past and present research and development and contract manufacturing agreements, including our agreements with sanofi-aventis, Bayer HealthCare, and Merck, and investment income.
Nine Months Ended September 30, 2007 and 2006
     At September 30, 2007, we had $497.3 million in cash, cash equivalents, restricted cash, and marketable securities, compared with $522.9 million at December 31, 2006. In connection with our new non-exclusive license agreements with AstraZeneca and Astellas, as described above, AstraZeneca and Astellas each made an up-front payment to us of $20.0 million in February and April 2007, respectively. In the third quarter of 2007, the Company received a $20.0 million milestone payment from Bayer HealthCare following dosing of the first patient in the Phase 3 study of the VEGF Trap-Eye in wet AMD.
Cash Used in Operations:
     Net cash used in operations was $23.4 million in the first nine months of 2007, compared to $30.2 million in the first nine months of 2006. Our net losses of $92.5 million in the first nine months of 2007 and $71.4 million in the first nine months of 2006 included $20.5 million and $13.5 million, respectively, of non-cash stock-based employee compensation costs, of which $20.5 million and $13.2 million, respectively, represented Stock Option Expense and, in the first nine months of 2006, $0.3 million represented non-cash compensation expense from Restricted Stock awards. At September 30, 2007, our deferred revenue balances increased by $46.8 million, compared to year end 2006, due, in part, to the unrecognized balances of the two $20.0 million up-front payments received from each of AstraZeneca and Astellas, as described above. In addition, for the first nine months of 2007, the $20.0 million development milestone payment received from Bayer HealthCare in August 2007 and reimbursements from Bayer HealthCare of our 2007 VEGF Trap-Eye development expenses, totaling $12.9 million, have been fully deferred and included in deferred revenue for financial statement purposes, as discussed above. At September 30, 2006, accounts receivable balances decreased by $28.6 million, compared to year end 2005, primarily due to the January 2006 receipt of a $25.0 million up-front payment from sanofi-aventis, which was receivable at December 31, 2005, in connection with an amendment to our collaboration agreement to include Japan. Also, our deferred revenue balances at September 30, 2006 decreased by $12.5 million, compared to year end 2005, due primarily to the revenue recognition of $9.1 million of deferred revenue related to up-front payments from sanofi-aventis during the first nine months of 2006. The majority of our cash expenditures in both the first nine months of 2007 and 2006 were to fund research and development, primarily related to our clinical programs and, in the first nine months of 2007, our preclinical human monoclonal antibody programs.
Cash (Used in) Provided by Investing Activities:
     Net cash used in investing activities was $122.2 million in the first nine months of 2007 compared to net cash provided by investing activities of $8.1 million in the same period of 2006, due primarily to an increase in purchases of marketable securities net of sales or maturities. In the first nine months of 2007, purchases of marketable securities exceeded sales or maturities by $114.5 million, whereas in the first nine months of 2006, sales or maturies of marketable securities exceeded purchases by $9.7 million.
Cash Provided by Financing Activities:
     Cash provided by financing activities, which in the first nine months of 2007 and 2006 is attributable primarily to the issuance of Common Stock in connection with exercises of employee stock options, decreased slightly to $5.2 million in the first nine months of 2007 from $5.3 million in the same period in 2006.
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
Capital Expenditures:
     Our additions to property, plant, and equipment totaled $7.9 million and $1.8 million for the first nine months of 2007 and 2006, respectively. During the remainder of 2007, we expect to incur approximately $10-12 million in capital expenditures (including approximately $9 million to purchase a facility in Rensselaer, New York, as described below) primarily to support our manufacturing, development, and research activities.
     During the second quarter of 2007, we exercised a purchase option on a building in Rensselaer, totaling approximately 270,000 square feet, in which we leased approximately 75,000 square feet of manufacturing, office and warehouse space. We completed the purchase of this property (land and building) in October 2007 at a cost of approximately $9 million, which is included in our anticipated capital expenditures for the remainder of 2007, as described above. The space that we do not occupy in this building is currently leased to another tenant.
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
Amendment to Operating Lease – Tarrytown, New York Facilities:
     We currently lease approximately 232,000 square feet of laboratory and office facilities in Tarrytown, New York. In December 2006, we entered into a new lease agreement to lease approximately 221,000 square feet of laboratory and office space at our current Tarrytown location, which includes approximately 27,000 square feet that would be retained from our current space and approximately 194,000 square feet in new facilities that are currently under construction and expected to be completed in mid-2009. In October 2007, we amended the December 2006 operating lease agreement to increase the amount of new space we will lease from approximately 194,000 square feet to approximately 230,000 square feet, for an amended total under the new lease of 257,000 square feet. The term of the lease is now expected to commence in mid-2008 and will expire approximately 16 years later. Other terms and conditions, as previously described in our Form 10-K for the year ended December 31, 2006, remain unchanged.
Funding Requirements:
     We expect to continue to incur substantial funding requirements primarily for research and development activities (including preclinical and clinical testing). Before taking into account reimbursements from collaborators, we currently anticipate that approximately 55-65% of our expenditures for 2007 will be directed toward the preclinical and clinical development of product candidates, including rilonacept, aflibercept, VEGF Trap-Eye and monoclonal antibodies; approximately 10-15% of our expenditures for 2007 will be applied to our basic research activities and the continued development of our novel technology platforms; and the remainder of our expenditures for 2007 will be used for capital expenditures and general corporate purposes.
     In connection with the amendment to our new operating lease agreement on our Tarrytown facilities and the purchase of a building in Rensselaer where we leased manufacturing, warehouse and office space, each as described above, our previously disclosed funding requirements for operating leases, as per our Form 10-K for the year ended December 31, 2006, will decrease for the two-year period beginning January 1, 2008 from $15.6 million to $13.9 million, increase for the two-year period beginning January 1, 2010 from $24.0 million to $28.6 million, and increase, in the aggregate, for fiscal years beginning January 1, 2012 and thereafter from $161.4 million to $204.2 million.
     Under our collaboration with Bayer HealthCare, over the next several years we and Bayer HealthCare are sharing agreed upon VEGF Trap-Eye development expenses incurred by both companies, under a global development plan, as follows:
     2007: Up to $50.0 million shared equally; we are solely responsible for up to the next $40.0 million; over $90.0 million shared equally.
               Through September 30, 2007, cumulative shared development expenses have exceeded $50.0 million.
2008: Up to $70.0 million shared equally, we are solely responsible for up to the next $30.0 million; over $100.0 million shared equally.
2009 and thereafter: All expenses shared equally.
     In addition, under our collaboration agreements with sanofi-aventis and Bayer Healthcare, if the applicable collaboration becomes profitable, we have contingent contractual obligations to reimburse sanofi-aventis and Bayer Healthcare for 50% of agreed-upon development expenses incurred by sanofi-aventis and Bayer Healthcare, respectively. Profitability under each collaboration will be measured by calculating net sales less agreed-upon expenses. These reimbursements would be deducted from our share of the collaboration profits (and, for sanofi-aventis, royalties on product sales in Japan) otherwise payable to us unless we agree to reimburse these expenses at a faster rate at our option. Given the uncertainties related to drug development (including the development of the aflibercept in collaboration with sanofi-aventis and the VEGF Trap-Eye in collaboration with Bayer Healthcare) such as the variability in the length of time necessary to develop a product candidate and the ultimate ability to obtain governmental approval for commercialization, we are currently unable to reliably estimate if our collaborations with sanofi-aventis and Bayer Healthcare will become profitable.
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

     We believe that our existing capital resources will enable us to meet operating needs through at least early 2010, without taking into consideration the $200.0 million aggregate principal amount of convertible senior subordinated notes, which mature in October 2008. However, this is a forward-looking statement based on our current operating plan, and there may be a change in projected revenues or expenses that would lead to our capital being consumed significantly before such time. If there is insufficient capital to fund all of our planned operations and activities, we believe we would prioritize available capital to fund preclinical and clinical development of our product candidates. Other than a $1.6 million letter of credit issued to our landlord in connection with our new operating lease for facilities in Tarrytown, New York, we have no off-balance sheet arrangements. In addition, we do not guarantee the obligations of any other entity. As of September 30, 2007, we had no established banking arrangements through which we could obtain short-term financing or a line of credit. In the event we need additional financing for the operation of our business, we will consider collaborative arrangements and additional public or private financing, including additional equity financing. Factors influencing the availability of additional financing include our progress in product development, investor perception of our prospects, and the general condition of the financial markets. We may not be able to secure the necessary funding through new collaborative arrangements or additional public or private offerings. If we cannot raise adequate funds to satisfy our capital requirements, we may have to delay, scale back, or eliminate certain of our research and development activities or future operations. This could harm our business.
Critical Accounting Policies and Significant Judgments and Estimates
Revenue Recognition:
     We recognize revenue from contract research and development and research progress payments in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104) and Emerging Issues Task Force 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (EITF 00-21). We earn contract research and development revenue and research progress payments in connection with collaboration and other agreements to develop and commercialize product candidates and utilize our technology platforms. The terms of these agreements typically include non-refundable up-front licensing payments, research progress (milestone) payments, and payments for development activities. Non-refundable up-front license payments, where continuing involvement is required of us, are deferred and recognized over the related performance period. We estimate our performance period based on the specific terms of each agreement, and adjust the performance periods, if appropriate, based on the applicable facts and circumstances. Payments which are based on achieving a specific substantive performance milestone, involving a degree of risk, are recognized as revenue when the milestone is achieved and the related payment is due and non-refundable, provided there is no future service obligation associated with that milestone.  Substantive performance milestones typically consist of significant achievements in the development life-cycle of the related product candidate, such as completion of clinical trials, filing for approval with regulatory agencies, and approvals by regulatory agencies. In determining whether a payment is deemed to be a substantive performance milestone, we take into consideration (i) the nature, timing, and value of significant achievements in the development life- cycle of the related development product candidate, (ii) the relative level of effort required to achieve the milestone, and (iii) the relative level of risk in achieving the milestone, taking into account the high degree of uncertainty in successfully advancing product candidates in a drug development program and in ultimately attaining an approved drug product.  Payments for achieving milestones which are not considered substantive are accounted for as license payments and recognized over the related performance period. Payments for development activities where Regeneron is not sharing costs are recognized as revenue as earned, over the period of effort. In addition, we record revenue in connection with a government research grant as we incur expenses related to the grant, subject to the grant’s terms and annual funding approvals.
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
     As described above, we and Bayer HealthCare are currently formalizing our global development plans for the VEGF Trap-Eye in wet AMD and DME. Pending completion of these plans, all payments received or receivable from Bayer HealthCare through September 30, 2007 have been fully deferred and included in deferred revenue for financial statement purposes. When the plans are formalized later this year, we will determine the appropriate accounting policy for payments from Bayer HealthCare and the financial statement classifications and periods in which past and future payments from Bayer (including the $75.0 million up-front payment, development and regulatory milestone payments, and reimbursements of Regeneron development expenses) will be recognized in our Statement of Operations. In the period when we commence recognizing previously deferred payments from Bayer HealthCare, we anticipate recording a cumulative catch-up for the period since inception of the collaboration in October 2006, which cannot be quantified at this time.

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
     For clinical study sites, where payments are made periodically on a per-patient basis to the institutions performing the clinical study, we accrue on an estimated cost-per-patient basis an expense based on subject enrollment and activity in each quarter. The amount of clinical study expense recognized in a quarter may vary from period to period based on the duration and progress of the study, the activities to be performed by the sites each quarter, the required level of patient enrollment, the rate at which patients actually enroll in and drop-out of the clinical study, and the number of sites involved in the study. Clinical trials that bear the greatest risk of change in estimates are typically those with a significant number of sites, require a large number of patients, have complex patient screening requirements, and span multiple years. During the course of a trial, we adjust our rate of clinical expense recognition if actual results differ from our estimates. Our estimates and assumptions for clinical expense recognition could differ significantly from our actual results, which could cause material increases or decreases in research and development expenses in future periods when the actual results become known. No material adjustments to our past clinical trial accrual estimates were made during the year ended December 31, 2006 or the nine months ended September 30, 2007.
     During the three months ended September 30, 2007, there were no changes to any other “Critical Accounting Policies and Significant Judgments and Estimates” described in our Annual Report on Form 10-K for the year ended December 31, 2006.

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
Item 3. Quantitative and Qualitative Disclosure About Market Risk
Interest Rate Risk:
     Our earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from our investment of available cash balances in investment grade corporate, asset-backed, and U.S. government securities. We do not believe we are materially exposed to changes in interest rates. Under our current policies we do not use interest rate derivative instruments to manage exposure to interest rate changes. We estimate that a one percent unfavorable change in interest rates would result in approximately a $2.2 million and $0.5 million decrease in the fair market value of our investment portfolio at September 30, 2007 and 2006, respectively. The increase in the potential impact of an interest rate change at September 30, 2007, compared to September 30, 2006, is due primarily to increases in our investment portfolio’s balance and duration at the end of September 2007 versus September 2006.
Credit Quality Risk:
     We have an investment policy that includes guidelines on acceptable investment securities, minimum credit quality, maturity parameters, and concentration and diversification. Nonetheless, deterioration of the credit quality of an investment security subsequent to purchase may subject us to the risk of not being able to recover the full principal value of the security. In the third quarter of 2007, we recognized a $0.8 million charge related to securities that we considered to be other than temporarily impaired.

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
     There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     From inception on January 8, 1988 through September 30, 2007, we had a cumulative loss of $780.1 million. If we continue to incur operating losses and fail to become a profitable company, we may be unable to continue our operations. We have no products that are available for sale and do not know when we will have products available for sale, if ever. In the absence of revenue from the sale of products or other sources, the amount, timing, nature or source of which cannot be predicted, our losses will continue as we conduct our research and development activities.
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
     We are studying our lead product candidates, aflibercept, VEGF Trap-Eye, and rilonacept, in a wide variety of indications. We are studying aflibercept in a variety of cancer settings, the VEGF Trap-Eye in different eye diseases and ophthalmologic indications, and rilonacept in a variety of systemic inflammatory disorders. Many of these current trials are exploratory studies designed to identify what diseases and uses, if any, are best suited for our product candidates. It is likely that our product candidates will not demonstrate the requisite efficacy and/or safety profile to support continued development for most of the indications that are to be studied. In fact, our product candidates may not demonstrate the requisite efficacy and safety profile to support the continued development for any of the indications or uses.
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

The data from the Phase 3 clinical program for rilonacept in CAPS (Cryopyrin-Associated Periodic Syndromes) may be inadequate to support regulatory approval for commercialization of rilonacept.
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
     Our aflibercept (VEGF Trap) is being studied for the potential treatment of certain types of cancer and our VEGF Trap-Eye candidate is being studied in diseases of the eye. There are many potential safety concerns associated with significant blockade of vascular endothelial growth factor, or VEGF. These serious and potentially life-threatening risks, based on the clinical and preclinical experience of systemically delivered VEGF inhibitors, including the systemic delivery of the VEGF Trap, include bleeding, hypertension, and proteinuria. These serious side effects and other serious side effects have been reported in our systemic VEGF Trap studies in cancer and diseases of the eye. In addition, patients given infusions of any protein, including the VEGF Trap delivered through intravenous administration, may develop severe hypersensitivity reactions or infusion reactions. Other VEGF blockers have reported side effects that became evident only after large scale trials or after marketing approval and large number of patients were treated. These include side effects that we have not yet seen in our trials such as heart attack and stroke. These and other complications or side effects could harm the development of aflibercept for the treatment of cancer or the VEGF Trap-Eye for the treatment of diseases of the eye.
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

Again, no side effects related to antibodies were observed and there were no observed effects on drug efficacy or drug levels. However, it is possible that as we continue to test aflibercept and VEGF Trap-Eye with more sensitive assays in different patient populations and larger clinical trials, we will find that subjects given aflibercept and VEGF Trap-Eye develop antibodies to these product candidates, and may also experience side effects related to the antibodies, which could adversely impact the development of such candidates.
We may be unable to formulate or manufacture our product candidates in a way that is suitable for clinical or commercial use.
     Changes in product formulations and manufacturing processes may be required as product candidates progress in clinical development and are ultimately commercialized. For example, we are currently testing a new formulation of the VEGF Trap-Eye. If we are unable to develop suitable product formulations or manufacturing processes to support large scale clinical testing of our product candidates, including aflibercept, VEGF Trap-Eye, and rilonacept, we may be unable to supply necessary materials for our clinical trials, which would delay the development of our product candidates. Similarly, if we are unable to supply sufficient quantities of our product or develop product formulations suitable for commercial use, we will not be able to successfully commercialize our product candidates.
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
     We are aware of patents and pending applications owned by Genentech that claim certain chimeric VEGF receptor compositions. Although we do not believe that aflibercept or the VEGF Trap-Eye infringes any valid claim in these patents or patent applications, Genentech could initiate a lawsuit for patent infringement and assert its patents are valid and cover aflibercept or the VEGF Trap-Eye. Genentech may be motivated to initiate such a lawsuit at some point in an effort to impair our ability to develop and sell aflibercept or the VEGF Trap-Eye, which represents a potential competitive threat to Genentech’s VEGF-binding products and product candidates. An adverse determination by a court in any such potential patent litigation would likely materially harm our business by requiring us to seek a license, which may not be available, or resulting in our inability to manufacture, develop and sell aflibercept or the VEGF Trap-Eye or in a damage award.
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
Risks Related to Our Dependence on Third Parties
If our collaboration with sanofi-aventis for aflibercept (VEGF Trap) is terminated, our business operations and our ability to develop, manufacture, and commercialize aflibercept in the time expected, or at all, would be harmed.
     We rely heavily on sanofi-aventis to assist with the development of the aflibercept program. Sanofi-aventis funds all of the development expenses incurred by both companies in connection with the aflibercept program. If the aflibercept program continues, we will rely on sanofi-aventis to assist with funding the aflibercept program, provide commercial manufacturing capacity, enroll and monitor clinical trials, obtain regulatory approval, particularly outside the United States, and provide sales and marketing support. While we cannot assure you that aflibercept will ever be successfully developed and commercialized, if sanofi-aventis does not perform its obligations in a timely manner, or at all, our ability to develop, manufacture, and commercialize aflibercept in cancer indications will be significantly adversely affected. Sanofi-aventis has the right to terminate its collaboration agreement with us at any time upon twelve months advance notice. If sanofi-aventis were to terminate its collaboration agreement with us, we would not have the resources or skills to replace those of our partner, which could cause significant delays in the development and/or manufacture of aflibercept and result in substantial additional costs to us. We have no sales, marketing, or distribution capabilities and would have to develop or outsource these capabilities. Termination of the sanofi-aventis collaboration agreement would create substantial new and additional risks to the successful development of the aflibercept program.

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
     We have no sales or distribution personnel or capabilities and have only a small staff with marketing capabilities. If we are unable to obtain those capabilities, either by developing our own organizations or entering into agreements with service providers, we will not be able to successfully sell any products that we may obtain regulatory approval for and bring to market in the future. In that event, we will not be able to generate significant revenue, even if our product candidates are approved. We cannot guarantee that we will be able to hire the qualified sales and marketing personnel we need or that we will be able to enter into marketing or distribution agreements with third-party providers on acceptable terms, if at all. Under the terms of our collaboration agreement with sanofi-aventis, we currently rely on sanofi-aventis for sales, marketing, and distribution of aflibercept in cancer indications, should it be approved in the future by regulatory authorities for marketing. We will have to rely on a third party or devote significant resources to develop our own sales, marketing, and distribution capabilities for our other product candidates, including the VEGF Trap-Eye in the United States, and we may be unsuccessful in developing our own sales, marketing, and distribution organization.
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
     Genentech has an approved VEGF antagonist, Avastin® (Genentech), on the market for treating certain cancers and many different pharmaceutical and biotechnology companies are working to develop competing VEGF antagonists, including Novartis, OSI Pharmaceuticals, and Pfizer. Many of these molecules are farther along in development than aflibercept and may offer competitive advantages over our molecule. Novartis has an ongoing Phase 3 clinical development program evaluating an orally delivered VEGF tyrosine kinase inhibitor in different cancer settings. Each of Pfizer and Onyx Pharmaceuticals (together with its partner Bayer HealthCare) has received approval from the FDA to market and sell an oral medication that targets tumor cell growth and new vasculature formation that fuels the growth of tumors. The marketing approvals for Genentech’s VEGF antagonist, Avastin® (Genentech), and their extensive, ongoing clinical development plan for Avastin® (Genentech) in other cancer indications, may make it more difficult for us to enroll patients in clinical trials to support aflibercept and to obtain regulatory approval of aflibercept in these cancer settings. This may delay or impair our ability to successfully develop and commercialize aflibercept. In addition, even if aflibercept is ever approved for sale for the treatment of certain cancers, it will be difficult for our drug to compete against Avastin® (Genentech) and the FDA approved kinase inhibitors, because doctors and patients will have significant experience using these medicines. In addition, an oral medication may be considerably less expensive for patients than a biologic medication, providing a competitive advantage to companies that market such products.
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
     There are both small molecules and antibodies in development by third parties that are designed to block the synthesis of interleukin-1 or inhibit the signaling of interleukin-1. For example, Eli Lilly and Company and Novartis are each developing antibodies to interleukin-1 and Amgen is developing an antibody to the interleukin-1 receptor. It has been reported that Novartis has commenced advanced clinical testing of its IL-1 antibody in Muckle-Wells Syndrome, which is part of the group of rare genetic diseases called CAPS. Novartis’ IL-1 antibody and these other drug candidates could offer competitive advantages over rilonacept.

The successful development of these competing molecules could delay or impair our ability to successfully develop and commercialize rilonacept. For example, we may find it difficult to enroll patients in clinical trials for rilonacept if the companies developing these competing interleukin-1 inhibitors commence clinical trials in the same indications.
     We are developing rilonacept for the treatment of a group of rare diseases associated with mutations in the CIAS1 gene. These rare genetic disorders affect a small group of people, estimated to be between several hundred and a few thousand. There may be too few patients with these genetic disorders to profitably commercialize rilonacept in this indication.
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
     We are seeking approval to market rilonacept for the treatment of a group of rare genetic disorders called CAPS. There may be too few patients with CAPS to profitably commercialize rilonacept. Physicians may not prescribe rilonacept and CAPS patients may not be able to afford rilonacept if third party payers do not agree to reimburse the cost of rilonacept therapy and this would adversely affect our ability to commercialize rilonacept profitably.
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
     A small number of our shareholders beneficially own a substantial amount of our common stock. As of September 30, 2007, our seven largest shareholders beneficially owned 42.3% of our outstanding shares of Common Stock, assuming, in the case of Leonard S. Schleifer, M.D. Ph.D., our Chief Executive Officer, and P. Roy Vagelos, M.D., our Chairman, the conversion of their Class A Stock into Common Stock and the exercise of all options held by them which are exercisable within 60 days of September 30, 2007. As of September 30, 2007, sanofi-aventis owned 2,799,552 shares of Common Stock, representing approximately 4.4% of the shares of Common Stock then outstanding. Under our stock purchase agreement with sanofi-aventis, sanofi-aventis may sell no more than 500,000 of these shares in any calendar quarter. If sanofi-aventis, or our other significant shareholders or we, sell substantial amounts of our Common Stock in the public market, or the perception that such sales may occur exists, the market price of our Common Stock could fall. Sales of Common Stock by our significant shareholders, including sanofi-aventis, also might make it more difficult for us to raise funds by selling equity or equity-related securities in the future at a time and price that we deem appropriate.
Our existing shareholders may be able to exert significant influence over matters requiring shareholder approval.
     Holders of Class A Stock, who are generally the shareholders who purchased their stock from us before our initial public offering, are entitled to ten votes per share, while holders of Common Stock are entitled to one vote per share. As of September 30, 2007, holders of Class A Stock held 26.2% of the combined voting power of all of Common Stock and Class A Stock then outstanding. These shareholders, if acting together, would be in a position to significantly influence the election of our directors and to effect or prevent certain corporate transactions that require majority or supermajority approval of the combined classes, including mergers and other business combinations. This may result in our company taking corporate actions that you may not consider to be in your best interest and may affect the price of our Common Stock. As of September 30, 2007:
•	our current executive officers and directors beneficially owned 12.9% of our outstanding shares of Common Stock, assuming conversion of their Class A Stock into Common Stock and the exercise of all options held by such persons which are exercisable within 60 days of September 30, 2007, and 30.2% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by such persons which are exercisable within 60 days of September 30, 2007; and

•	our seven largest shareholders beneficially owned 42.3% of our outstanding shares of Common Stock, assuming, in the case of Leonard S. Schleifer, M.D., Ph.D., our Chief Executive Officer, and P. Roy Vagelos, M.D., our Chairman, the conversion of their

Class A Stock into Common Stock and the exercise of all options held by them which are exercisable within 60 days of September 30, 2007. In addition, these seven shareholders held 49.6% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by our Chief Executive Officer and our Chairman which are exercisable within 60 days of September 30, 2007.
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

Item 6. Exhibits
     (a) Exhibits

Exhibit
Number	Description

10.1*	- First Amendment to Lease, by and between BMR-Landmark at Eastview LLC and Regeneron Pharmaceuticals, Inc., effective as of October 24, 2007.

12.1	- Statement re: computation of ratio of earnings to combined fixed charges.

31.1	- Certification of CEO pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	- Certification of CFO pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	- Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.

*	Portions of this document have been omitted and filed separately with the Commission pursuant to requests for confidential treatment pursuant to Rule 24b-2.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Regeneron Pharmaceuticals, Inc.
Date: November 7, 2007	By:	/s/ Murray A. Goldberg
Murray A. Goldberg
Senior Vice President, Finance & Administration, Chief Financial Officer, Treasurer, and Assistant Secretary (Principal Financial Officer and Duly Authorized Officer)