Form 10-K
period 2007-12-31
REGENERON PHARMACEUTICALS INC
filed 2008-02-27
CIK 872589

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-19034
REGENERON PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

New York	13-3444607
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No)

777 Old Saw Mill River Road, Tarrytown, New York	10591-6707
(Address of principal executive offices)	(Zip code)

(914) 347-7000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock — par value $.001 per share	Nasdaq Global Market

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $1,112,577,000 computed by reference to the closing sales price of the stock on NASDAQ on June 30, 2007, the last trading day of the registrant’s most recently completed second fiscal quarter.

The number of shares outstanding of each of the registrant’s classes of common stock as of February 15, 2008:

Class of Common Stock	Number of Shares
Class A Stock, $.001 par value	2,257,698
Common Stock, $.001 par value	76,727,047

DOCUMENTS INCORPORATED BY REFERENCE:

Specified portions of the Registrant’s definitive proxy statement to be filed in connection with solicitation of proxies for its 2007 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K. Exhibit index is located on pages 59 to 61 of this filing.

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

General

Regeneron Pharmaceuticals, Inc. is a biopharmaceutical company that discovers, develops, and intends to commercialize pharmaceutical products for the treatment of serious medical conditions. We currently have four clinical development programs, including three late-stage clinical programs: ARCALYSTTM(rilonacept; also known as IL-1Trap) in various inflammatory indications, aflibercept (VEGF Trap) in oncology, and the VEGF Trap-Eye formulation in eye diseases using intraocular delivery. Aflibercept is being developed in oncology in collaboration with the sanofi-aventis Group. The VEGF Trap-Eye is being developed in collaboration with Bayer HealthCare LLC. Our fourth clinical development program is REGN88, an antibody to the Interleukin-6 receptor (IL-6R) that is being developed with sanofi-aventis. REGN88 entered clinical development in patients with rheumatoid arthritis in the fourth quarter of 2007. We expect that our next generation of product candidates will be based on our proprietary technologies for developing human monoclonal antibodies. Our antibody program is being conducted in collaboration with sanofi-aventis. Our preclinical research programs are in the areas of oncology and angiogenesis, ophthalmology, metabolic and related diseases, muscle diseases and disorders, inflammation and immune diseases, bone and cartilage, pain, and cardiovascular diseases. Developing and commercializing new medicines entails significant risk and expense. Since inception we have not generated any sales or profits from the commercialization of any of our product candidates.

Our core business strategy is to maintain a strong foundation in basic scientific research and discovery-enabling technology and combine that foundation with our manufacturing and clinical development capabilities to build a successful, integrated biopharmaceutical company. We believe that our ability to develop product candidates is enhanced by the application of our technology platforms. Our discovery platforms are designed to identify specific genes of therapeutic interest for a particular disease or cell type and validate targets through high-throughput production of mammalian models. Our human monoclonal antibody technology (VelocImmune®) and cell line expression technologies may then be utilized to design and produce new product candidates directed against the disease target. Based on the VelocImmune platform which we believe, in conjunction with our other proprietary technologies, can accelerate the development of fully human monoclonal antibodies, we moved our first antibody product candidate (REGN88) into clinical trials in the fourth quarter of 2007. We plan to advance two new antibody product candidates into clinical development in 2008 and an additional two to three antibody product candidates each year thereafter beginning in 2009. We continue to invest in the development of enabling technologies to assist in our efforts to identify, develop, and commercialize new product candidates.

Late-Stage Clinical Programs:

1.	ARCALYSTTM — Inflammatory Diseases

ARCALYSTTM(rilonacept; also known as IL-1Trap) is a protein-based product candidate designed to bind the interleukin-1 (called IL-1) cytokine and prevent its interaction with cell surface receptors. We are evaluating ARCALYSTTM in a number of diseases and disorders where IL-1 may play an important role, including a group of rare diseases called Cryopyrin-Associated Periodic Syndromes (CAPS) and other diseases associated with inflammation.

In November 2007, we announced that we received notification from the U.S. Food and Drug Administration (FDA) that the action date for the FDA’s priority review of the Biologics License Application (BLA) for ARCALYSTTM in CAPS had been extended three months to February 29, 2008. In August 2007, the FDA granted priority review status to the BLA for ARCALYSTTM for the long-term treatment of CAPS. The FDA previously granted Orphan Drug status and Fast Track designation to ARCALYSTTM for the treatment of CAPS. In July 2007, ARCALYSTTM also received Orphan Drug designation in the European Union for the treatment of CAPS.

CAPS represents a group of rare inherited auto-inflammatory conditions, including Familial Cold Autoinflammatory Syndrome (FCAS) and Muckle-Wells Syndrome (MWS). CAPS also includes Neonatal Onset Multisystem Inflammatory Disease (NOMID). ARCALYSTTM has not been studied, and is not expected to be indicated, for the treatment of NOMID. The syndromes included in CAPS are characterized by spontaneous, systemic inflammation and are termed auto-inflammatory disorders. A novel feature of these conditions (particularly FCAS and MWS) is that exposure to mild degrees of cold temperature can provoke a major inflammatory episode that occurs within hours. CAPS is caused by a range of mutations in the gene NLRP3 (formerly known as CIAS1) which encodes a protein named cryopyrin. Currently, there are no medicines approved for the treatment of CAPS.

We have initiated a Phase 2 safety and efficacy trial of ARCALYSTTM in the prevention of gout flares induced by the initiation of uric acid-lowering drug therapy used to control the disease. We previously reported positive results from an exploratory proof of concept study of ARCALYSTTM in ten patients with chronic active gout. In those patients, treatment with ARCALYSTTM demonstrated a statistically significant reduction in patient pain scores in the single-blind, placebo-controlled study. Mean patients’ pain scores, the key symptom measure in persistent gout, were reduced 41% (p=0.025) during the first two weeks of active treatment and reduced 56% (p<0.004) after six weeks of active treatment. In this study, in which safety was the primary endpoint measure, treatment with ARCALYSTTM was generally well-tolerated. We are also evaluating the potential use of ARCALYSTTMin other indications in which IL-1 may play a role.

Under a March 2003 collaboration agreement with Novartis Pharma AG, we retain the right to elect to collaborate in the future development and commercialization of a Novartis IL-1 antibody which is in clinical development. Following completion of Phase 2 development and submission to us of a written report on the Novartis IL-1 antibody, we have the right, in consideration for an opt-in payment, to elect to co-develop and co-commercialize the Novartis IL-1 antibody in North America. If we elect to exercise this right, we are responsible for paying 45% of post-election North American development costs for the antibody product. In return, we are entitled to co-promote the Novartis IL-1 antibody and to receive 45% of net profits on sales of the antibody product in North America. Under certain circumstances, we are also entitled to receive royalties on sales of the Novartis IL-1 antibody in Europe.

Under the collaboration agreement, Novartis has the right to elect to collaborate in the development and commercialization of a second generation IL-1 Trap following completion of its Phase 2 development, should we decide to clinically develop such a second generation product candidate. Novartis does not have any rights or options with respect to our ARCALYSTTM product candidate currently in clinical development.

2.	Aflibercept (VEGF Trap) — Oncology

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

Aflibercept is being developed in cancer indications in collaboration with sanofi-aventis. We and sanofi-aventis began the first four trials of our global Phase 3 development program in the second half of 2007. One trial is evaluating aflibercept in combination with docetaxel/prednisone in patients with first line metastatic androgen independent prostate cancer. A second trial is evaluating aflibercept in combination with docetaxel in patients with second line metastatic non-small cell lung cancer. The third Phase 3 trial is evaluating aflibercept in first-line metastatic pancreatic cancer in combination with gemcitabine. The fourth Phase 3 trial is evaluating aflibercept in second-line metastatic colorectal cancer in combination with FOLFIRI (Folinic Acid (leucovorin), 5-fluorouracil, and irinotecan). In all of these trials, aflibercept is being combined with the current standard of chemotherapy care for the stated development stage of the cancer type.

The collaboration is conducting a number of other trials in the global development program for aflibercept. Five safety and tolerability studies of aflibercept in combination with standard chemotherapy regimens are continuing in a variety of cancer types to support the Phase 3 clinical program. Sanofi-aventis has also expanded the development program to Japan, where they are conducting a Phase 1 safety and tolerability study in combination with another investigational agent in patients with advanced solid malignancies.

The collaboration is also conducting Phase 2 single-agent studies of aflibercept in advanced ovarian cancer (AOC), non-small cell lung adenocarcinoma (NSCLA), and AOC patients with symptomatic malignant ascites (SMA). The AOC and NSCLA trials are fully enrolled and ongoing. The SMA trial is approximately 50% enrolled and continues to enroll patients. In 2004, the FDA granted Fast Track designation to aflibercept for the treatment of SMA.

In addition, more than 10 studies are currently underway or scheduled to begin that are being conducted in conjunction with the National Cancer Institute (NCI) Cancer Therapy Evaluation Program (CTEP) evaluating aflibercept as a single agent or in combination with chemotherapy regimens in a variety of cancer indications.

The first registration submission to a regulatory agency for aflibercept is possible as early as 2008, potentially as third line treatment as a single agent in advanced ovarian cancer (AOC) or in AOC patients with SMA. However, in order for our ongoing Phase 2 study in AOC to be sufficient to support such a submission, we believe that the final unblinded results of the study would have to demonstrate a more robust response rate than that reported in the interim analysis of blinded data from the study presented in June 2007 at the annual meeting of the American Society of Clinical Oncology (ASCO).

Cancer is a heterogeneous set of diseases and one of the leading causes of death in the developed world. A mutation in any one of dozens of normal genes can eventually result in a cell becoming cancerous; however, a common feature of cancer cells is that they need to obtain nutrients and remove waste products, just as normal cells do. The vascular system normally supplies nutrients to and removes waste from normal tissues. Cancer cells can use the vascular system either by taking over preexisting blood vessels or by promoting the growth of new blood vessels (a process known as angiogenesis). Vascular Endothelial Growth Factor (VEGF) is secreted by many tumors to stimulate the growth of new blood vessels to supply nutrients and oxygen to the tumor. VEGF blockers have been shown to inhibit new vessel growth, and, in some cases, can cause regression of existing tumor vasculature. Countering the effects of VEGF, thereby blocking the blood supply to tumors, has demonstrated therapeutic benefits in clinical trials. This approach of inhibiting angiogenesis as a mechanism of action for an oncology medicine was validated in February 2004, when the FDA approved Genentech, Inc.’s VEGF inhibitor, Avastin®. Avastin® (a trademark of Genentech, Inc.) is an antibody product designed to inhibit VEGF and interfere with the blood supply to tumors.

Aflibercept Collaboration with the sanofi-aventis Group

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

Under the aflibercept collaboration agreement, as amended, agreed upon worldwide development expenses incurred by both companies during the term of the agreement will be funded by sanofi-aventis. If the collaboration becomes profitable, we will be obligated to reimburse sanofi-aventis for 50% of aflibercept development expenses in accordance with a formula based on the amount of development expenses and our share of the collaboration profits and Japan royalties, or at a faster rate at our option.

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

In the clinical development program for the VEGF Trap-Eye, we and Bayer HealthCare have initiated a Phase 3 study of the VEGF Trap-Eye in wet AMD. This first trial, known as VIEW 1 (VEGF Trap: Investigation of Efficacy and Safety in Wet age-related macular degeneration), is comparing the VEGF Trap-Eye and Genentech, Inc.’s Lucentis® (ranibizumab), an anti-angiogenic agent approved for use in wet AMD. This Phase 3 trial is evaluating dosing intervals of four and eight weeks for the VEGF Trap-Eye compared with ranibizumab dosed according to its label every four weeks. We and Bayer HealthCare plan to initiate a second Phase 3 trial in wet AMD in 2008. This second trial will be conducted primarily in the European Union and other parts of the world outside the U.S.

In October 2007, we and Bayer HealthCare announced positive results from the full analysis of the primary 12-week endpoint of a Phase 2 study evaluating the VEGF Trap-Eye in wet AMD. The VEGF Trap-Eye met the primary study endpoint of a statistically significant reduction in retinal thickness, a measure of disease activity, after 12 weeks of treatment compared with baseline (all five dose groups combined, mean decrease of 119 microns, p<0.0001). The mean change from baseline in visual acuity, a key secondary endpoint of the study, also demonstrated statistically significant improvement (all groups combined, increase of 5.7 letters, p<0.0001). Preliminary analyses at 16 weeks showed that the VEGF Trap-Eye, dosed monthly, achieved a mean gain in visual acuity of 9.3 to 10 letters (for the 0.5 and 2 mg dose groups, respectively). In additional exploratory analyses, the VEGF Trap-Eye, dosed monthly, reduced the proportion of patients with vision of 20/200 or worse (a generally accepted definition for legal blindness) from 14.3% at baseline to 1.6% at week 16; the proportion of patients with vision of 20/40 or better (part of the legal minimum requirement for an unrestricted driver’s license in the U.S.) was likewise increased from 19.0% at baseline to 49.2% at 16 weeks. These findings were presented at the Retina Society Conference in September 2007.

We and Bayer HealthCare are also developing the VEGF Trap-Eye in DME. In May 2007, at the annual meeting of the Association for Research in Vision and Ophthalmology (ARVO), the companies reported results from a small pilot study of the VEGF Trap-Eye in patients with DME. In the study, the VEGF Trap-Eye was well tolerated and demonstrated activity in five patients, with decreases in retinal thickness and improvement in visual acuity.

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

Collaboration with Bayer HealthCare

In October 2006, we entered into a collaboration agreement with Bayer HealthCare for the global development and commercialization outside the United States of the VEGF Trap-Eye. Under the agreement, we and Bayer HealthCare will collaborate on, and share the costs of, the development of the VEGF Trap-Eye through an integrated global plan that encompasses wet AMD, diabetic eye diseases, and other diseases and disorders. Bayer HealthCare will market the VEGF Trap-Eye outside the United States, where the companies will share equally in profits from any future sales of the VEGF Trap-Eye. If the VEGF Trap-Eye is granted marketing authorization in a major market country outside the United States, we will be obligated to reimburse Bayer HealthCare for 50% of the development costs that it has incurred under the agreement from our share of the collaboration profits. Within the United States, we retain exclusive commercialization rights to the VEGF Trap-Eye and are entitled to all profits from any such sales. We received an up-front payment of $75.0 million from Bayer HealthCare. In 2007, we received a $20.0 million milestone payment from Bayer HealthCare following dosing of the first patient in the Phase 3 study of the VEGF Trap-Eye in wet AMD, and can earn up to $90.0 million in additional development and regulatory milestones related to the development of the VEGF Trap-Eye and marketing approvals in major market countries outside the United States. We can also earn up to $135.0 million in sales milestones if total annual sales of the VEGF Trap-Eye outside the United States achieve certain specified levels starting at $200.0 million.

Antibody Research Technologies and Development Program:

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

Regeneron scientists have developed two different technologies to design protein therapeutics to block the action of specific secreted proteins. The first technology, termed the “Trap” technology, was used to generate our current clinical pipeline, including aflibercept, the VEGF Trap-Eye, and ARCALYSTTM. These novel “Traps” are composed of fusions between two distinct receptor components and the constant region of an antibody molecule called the “Fc region”, resulting in high affinity product candidates.

Regeneron scientists also have discovered and developed a new technology for designing protein therapeutics that facilitates the discovery and production of fully human monoclonal antibodies. We call our technology VelocImmune® and, as described below, we believe that it is an improved way of generating a wide variety of high affinity, therapeutic, fully human monoclonal antibodies.

VelocImmune® (Human Monoclonal Antibodies)

We have developed a novel mouse technology platform, called VelocImmune, for producing fully human monoclonal antibodies. The VelocImmune mouse platform was generated by exploiting our VelociGene technology platform (see below), in a process in which six megabases of mouse immune gene loci were replaced, or “humanized,” with corresponding human immune gene loci. The VelocImmune mice can be used to generate efficiently fully human monoclonal antibodies to targets of therapeutic interest. VelocImmune and our related technologies offer the potential to increase the speed and efficiency through which human monoclonal antibody therapeutics may be discovered and validated, thereby improving the overall efficiency of our early stage drug development activities. We are utilizing the VelocImmune technology to produce our next generation of drug candidates for preclinical development and are exploring possible additional licensing or collaborative arrangements with third parties related to VelocImmune and related technologies.

Antibody Collaboration with the sanofi-aventis Group

In November 2007, we and sanofi-aventis entered into a global, strategic collaboration to discover, develop, and commercialize fully human monoclonal antibodies. The first therapeutic antibody to enter clinical development under the collaboration, REGN88, is an antibody to the Interleukin-6 receptor (IL-6R), which has started clinical trials in rheumatoid arthritis. The second is expected to be an antibody to Delta-like ligand-4 (Dll4) which is currently scheduled to commence clinical development in mid-2008. The collaboration is governed by a Discovery and Preclinical Development Agreement and a License and Collaboration Agreement. We received a non-refundable, up-front payment of $85.0 million from sanofi-aventis under the discovery agreement. In addition, sanofi-aventis will fund up to $475.0 million of our research for identifying and validating potential drug discovery targets and developing fully human monoclonal antibodies against these targets through December 31, 2012. Sanofi-aventis also has an option to extend the discovery program for up to an additional three years for further antibody development and preclinical activities.

For each drug candidate identified under the discovery agreement, sanofi-aventis has the option to license rights to the candidate under the license agreement. If it elects to do so, sanofi-aventis will co-develop the drug candidate with us through product approval. Development costs will be shared between the companies, with sanofi-aventis funding drug candidate development costs up front. We are responsible for reimbursing sanofi-aventis for half of the total development costs it paid for all collaboration products from our share of profits from commercialization of collaboration products to the extent they are sufficient for this purpose. Sanofi-aventis will lead commercialization activities for products developed under the license agreement, subject to our right to co-promote such products. The parties will equally share profits and losses from sales within the United States. The parties will share profits outside the United States on a sliding scale based on sales starting at 65% (sanofi-aventis)/35% (us) and ending at 55% (sanofi-aventis)/45% (us), and will share losses outside the United States at 55% (sanofi-aventis)/45% (us). In addition to profit sharing, we are entitled to receive up to $250.0 million in sales milestone payments, with milestone payments commencing after aggregate annual sales outside the United States exceed $1.0 billion on a rolling 12-month basis.

License Agreement with AstraZeneca

In February 2007, we entered into a non-exclusive license agreement with AstraZeneca UK Limited that allows AstraZeneca to utilize our VelocImmune® technology in its internal research programs to discover human monoclonal antibodies. Under the terms of the agreement, AstraZeneca made a $20.0 million non-refundable, up-front payment to us. AstraZeneca is required to make up to five additional annual payments of $20.0 million, subject to its ability to terminate the agreement after making the first three additional payments or earlier if the technology does not meet minimum performance criteria. We are entitled to receive a mid-single-digit royalty on any future sales of antibody products discovered by AstraZeneca using our VelocImmune technology.

License Agreement with Astellas

In March 2007, we entered into a non-exclusive license agreement with Astellas Pharma Inc. that allows Astellas to utilize our VelocImmune technology in its internal research programs to discover human monoclonal antibodies. Under the terms of the agreement, Astellas made a $20.0 million non-refundable, up-front payment to us. Astellas is required to make up to five additional annual payments of $20.0 million, subject to its ability to terminate the agreement after making the first three additional payments or earlier if the technology does not meet minimum performance criteria. We are entitled to receive a mid-single-digit royalty on any future sales of antibody products discovered by Astellas using our VelocImmune technology.

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

The VelociMouse technology also allows for the direct and immediate generation of genetically altered mice from embryonic stem cells (ES cells), thereby avoiding the lengthy process involved in generating and breeding knockout mice from chimeras. Mice generated through this method are normal and healthy and exhibit a 100% germ-line transmission. Furthermore, Regeneron’s VelociMice are suitable for direct phenotyping or other studies.

National Institutes of Health Grant

In September 2006, we were awarded a five-year grant from the National Institutes of Health (NIH) as part of the NIH’s Knockout Mouse Project. The goal of the Knockout Mouse Project is to build a comprehensive and broadly available resource of knockout mice to accelerate the understanding of gene function and human diseases. We use our VelociGene technology to take aim at 3,500 of the most difficult genes to target and which are not currently the focus of other large-scale knockout mouse programs. We also agreed to grant a limited license to a consortium of research institutions, the other major participants in the Knockout Mouse Project, to use components of our VelociGene technology in the Knockout Mouse Project. We are generating a collection of targeting vectors and targeted mouse ES cells which can be used to produce knockout mice. These materials will be made widely available to academic researchers without charge. We will receive a fee for each targeted ES cell line or targeting construct made by us or the research consortium and transferred to commercial entities.

Under the NIH grant, we are entitled to receive a minimum of $17.9 million over a five-year period. We will receive another $1.0 million to optimize our existing C57BL/6 ES cell line and its proprietary growth medium, both of which will be supplied to the research consortium for its use in the Knockout Mouse Project. We have the right to use, for any purpose, all materials generated by us and the research consortium.

Cell Line Expression Technologies

Many proteins that are of potential pharmaceutical value are proteins which are “secreted” from the cells into the bloodstream. Examples of secreted proteins include growth factors (such as insulin and growth hormone) and antibodies. Current technologies for the isolation of cells engineered to produce high levels of secreted proteins are both laborious and time consuming. We have developed enabling platforms for the high-throughput, rapid generation of high-producing cell lines for our Traps and our VelocImmune human monoclonal antibodies.

Research Programs:

Oncology and Angiogenesis

In many clinical settings, positively or negatively regulating blood vessel growth could have important therapeutic benefits, as could the repair of damaged and leaky vessels. VEGF was the first growth factor shown to be specific for blood vessels, by virtue of having its receptor specifically expressed on blood vessel cells. In 1994, we discovered a second family of angiogenic growth factors, termed Angiopoietins, and we have received patents covering members of this family. Angiopoietins include naturally occurring positive and negative regulators of angiogenesis, as described in numerous scientific manuscripts published by our scientists and their collaborators. Angiopoietins are being evaluated in preclinical research by us and our academic collaborators. Our preclinical studies have revealed that VEGF and Angiopoietins normally function in a coordinated and collaborative manner during blood vessel growth. Manipulation of both VEGF and Angiopoietins seems to be of value in blocking vessel growth. We have research programs focusing on several targets in the areas of oncology and angiogenesis.

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

In the December 21, 2006 issue of the journal Nature, we reported data from a preclinical study demonstrating that blocking an important cell signaling molecule, known as Delta-like Ligand 4 (Dll4), inhibited the growth of experimental tumors by interfering with their ability to produce a functional blood supply. The inhibition of tumor growth was seen in a variety of tumor types, including those that were resistant to blockade of VEGF, suggesting a novel anti-angiogenesis therapeutic approach. We plan in mid-2008 to commence Phase 1 clinical development of a fully human monoclonal antibody to Dll4 that was discovered using our VelocImmune technology.

Metabolic and Related Diseases

Food intake and metabolism are regulated by complex interactions between diverse neural and hormonal signals that serve to maintain an optimal balance between energy intake, storage, and utilization. The hypothalamus, a small area at the base of the brain, is critically involved in integrating peripheral signals which reflect nutritional status and neural outputs which regulate appetite, food seeking behaviors, and energy expenditure. Metabolic disorders, such as type 2 diabetes, reflect a dysregulation in the systems which ordinarily tightly couple energy intake to energy expenditure. Our preclinical research program in this area encompasses the study of peripheral (hormonal) regulators of food intake and metabolism in health and disease. We have identified several targets in these therapeutic areas and are evaluating potential antibodies to evaluate in preclinical studies.

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

Other Therapeutic Areas

We also have research programs focusing on ophthalmology, inflammatory and immune diseases, bone and cartilage, pain, and cardiovascular diseases.

Manufacturing

In 1993, we purchased our 104,000 square foot Rensselaer, New York manufacturing facility, and in 2003 completed a 19,500 square foot expansion of this facility. This facility is used to manufacture therapeutic candidates for our own preclinical and clinical studies. We also used the facility to manufacture a product for Merck & Co., Inc. under a contract that expired in October 2006. In July 2002, we leased 75,000 square feet in a building near our Rensselaer facility which we have used primarily for the manufacture of Traps and for warehouse space. In June 2007, we exercised a purchase option on this building, which totals 272,000 square feet (including the 75,000 square feet we already leased), and completed the purchase of this property in October 2007. At December 31, 2007, we employed 207 people at our Rensselaer facilities. There were no impairment losses associated with long-lived assets at these facilities as of December 31, 2007.

Among the conditions for regulatory marketing approval of a medicine is the requirement that the prospective manufacturer’s quality control and manufacturing procedures conform to the good manufacturing practice (GMP) regulations of the health authority. In complying with standards set forth in these regulations, manufacturers must continue to expend time, money, and effort in the areas of production and quality control to ensure full technical compliance. Manufacturing establishments, both foreign and domestic, are also subject to inspections by or under the authority of the FDA and by other national, federal, state, and local agencies. If our manufacturing facilities fail to comply with FDA and other regulatory requirements, we will be required to suspend manufacturing. This would likely have a material adverse effect on our financial condition, results of operations, and cash flow.

Competition

We face substantial competition from pharmaceutical, biotechnology, and chemical companies (see “Risk Factors — Even if our product candidates are approved for marketing their commercial success is highly uncertain because our competitors have received approval for products with the same mechanism of action, and competitors may get to the marketplace before we do with better or lower cost drugs or the market for our product candidates may be too small to support commercialization or sufficient profitability.”). Our competitors include Genentech, Novartis, Pfizer Inc., Bayer HealthCare, Onyx Pharmaceuticals, Inc., Abbott Laboratories, sanofi-aventis, Merck, Amgen Inc., Roche, and others. Many of our competitors have substantially greater research, preclinical, and clinical product development and manufacturing capabilities, and financial, marketing, and human resources than we do. Our smaller competitors may also be significant if they acquire or discover patentable inventions, form collaborative arrangements, or merge with large pharmaceutical companies. Even if we achieve product commercialization, one or more of our competitors may achieve product commercialization earlier than we do or obtain patent protection that dominates or adversely affects our activities. Our ability to compete will depend on how fast we can develop safe and effective product candidates, complete clinical testing and approval processes, and supply commercial quantities of the product to the market. Competition among product candidates approved for sale will also be based on efficacy, safety, reliability, availability, price, patent position, and other factors.

ARCALYSTTM.  The availability of highly effective FDA approved TNF-antagonists such as Enbrel® (Immunex Corporation), Remicade® (Centocor, Inc.), and Humira® (Abbott) and the IL-1 receptor antagonist Kineret (Amgen), and other marketed therapies, makes it difficult to successfully develop and commercialize ARCALYSTTM. Even if ARCALYSTTM is ever approved for sale, it will be difficult for our drug to compete against these FDA approved drugs because doctors and patients will have significant experience using these effective medicines. Moreover, there are both small molecules and antibodies in development by third parties that are designed to block the synthesis of interleukin-1 or inhibit the signaling of interleukin-1. For example, Eli Lilly and Company, Novartis, and Xoma Ltd. are each developing antibodies to interleukin-1 and Amgen is developing an antibody to the interleukin-1 receptor. These drug candidates could offer competitive advantages over ARCALYSTTM. The successful development of these competing molecules could delay or impair our ability to successfully develop and commercialize ARCALYSTTM.

Aflibercept and VEGF Trap-Eye.  Many companies are developing therapeutic molecules designed to block the actions of VEGF specifically and angiogenesis in general. A variety of approaches have been employed, including antibodies to VEGF, antibodies to the VEGF receptor, small molecule antagonists to the VEGF receptor tyrosine kinase, and other anti-angiogenesis strategies. Many of these alternative approaches may offer competitive advantages to our VEGF Trap in efficacy, side-effect profile, or method of delivery. Additionally, some of these molecules are either already approved for marketing or are at a more advanced stage of development than our product candidate.

In particular, Genentech has an approved VEGF antagonist, Avastin®, on the market for treating certain cancers and a number of pharmaceutical and biotechnology companies are working to develop competing VEGF antagonists, including Novartis, Pfizer, and Imclone Systems Incorporated. Many of these molecules are further along in development than aflibercept and may offer competitive advantages over our molecule. Novartis has an ongoing Phase 3 clinical development program evaluating an orally delivered VEGF tyrosine kinase inhibitor in different cancer settings. Each of Pfizer and Onyx Pharmaceuticals (together with its partner Bayer) has received approval from the FDA to market and sell an oral medication that targets tumor cell growth and new vasculature formation that fuels the growth of tumors.

The market for eye disease products is also very competitive. Novartis and Genentech are collaborating on the commercialization and further development of a VEGF antibody fragment (Lucentis®) for the treatment of age-related macular degeneration (wet AMD) and other eye indications that was approved by the FDA in June 2006. Many other companies are working on the development of product candidates for the potential treatment of wet AMD that act by blocking VEGF, VEGF receptors, and through the use of soluble ribonucleic acids (sRNAs) that modulate gene expression. In addition, ophthalmologists are using off-label a third-party reformulated version of Genentech’s approved VEGF antagonist, Avastin, with success for the treatment of wet AMD. The National Eye Institute plans to initiate a Phase 3 trial to compare Lucentis to Avastin in the treatment of wet AMD. Avastin is also being evaluated in eye diseases in trials that have been initiated in the United Kingdom, Canada, Brazil, Mexico, Germany, Israel, and other areas.

REGN88.  We are developing REGN88 for the treatment of rheumatoid arthritis as part of our global, strategic collaboration with sanofi-aventis to discover, develop, and commercialize fully human monoclonal antibodies. The availability of highly effective FDA approved TNF-antagonists such as Enbrel® (Immunex), Remicade® (Centocor), and Humira® (Abbott), and other marketed therapies makes it difficult to successfully develop and commercialize REGN88. REGN88 is a human monoclonal antibody targeting the interleukin-6 receptor. Roche is developing an antibody against the interleukin-6 (IL-6) receptor. Roche’s antibody has completed Phase 3 clinical trials and is the subject of a filed Biologics License Application with the FDA for the treatment of rheumatoid arthritis. Roche’s IL-6 receptor antibody, other clinical candidates in development, and the drugs on the market to treat rheumatoid arthritis could offer competitive advantages over REGN88. This could delay or impair our ability to successfully develop and commercialize REGN88.

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

We also compete with academic institutions, governmental agencies, and other public or private research organizations, which conduct research, seek patent protection, and establish collaborative arrangements for the development and marketing of products that would provide royalties or other consideration for use of their technology. These institutions are becoming more active in seeking patent protection and licensing arrangements to collect royalties or other consideration for use of the technology they have developed. Products developed in this manner may compete directly with products we develop. We also compete with others in acquiring technology from these institutions, agencies, and organizations.

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

Business Segments

Through 2006, our operations were managed in two business segments: research and development, and contract manufacturing. The research and development segment includes all activities related to the discovery of pharmaceutical products for the treatment of serious medical conditions, and the development and commercialization of these discoveries. It also includes revenues and expenses related to (i) research and development activities conducted under our collaboration agreements with third parties and our grant from the NIH, and (ii) the supply of specified, ordered research materials using Regeneron-developed proprietary technology. The contract manufacturing segment included all revenues and expenses related to the commercial production of products under contract manufacturing arrangements. During 2006 and 2005, the Company manufactured a product for Merck under a contract that expired in October 2006. For financial information about these segments, see Note 20, “Segment Information”, beginning on page F-36 in our Financial Statements. Due to the expiration of our manufacturing agreement with Merck, beginning in 2007, we only have a research and development business segment.

Employees

As of December 31, 2007, we had 682 full-time employees, of whom 107 held a Ph.D. or M.D. degree or both. We believe that we have been successful in attracting skilled and experienced personnel in a highly competitive environment; however, competition for these personnel is intense. None of our personnel are covered by collective bargaining agreements and our management considers its relations with our employees to be good.

Available Information

We file annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission, or SEC, under the Securities Exchange Act of 1934, or the Exchange Act. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including Regeneron, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.

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

From inception on January 8, 1988 through December 31, 2007, we had a cumulative loss of $793.2 million. If we continue to incur operating losses and fail to become a profitable company, we may be unable to continue our operations. We have no products that are available for sale and do not know when we will have products available for sale, if ever. In the absence of revenue from the sale of products or other sources, the amount, timing, nature or source of which cannot be predicted, our losses will continue as we conduct our research and development activities.

We may need additional funding in the future, which may not be available to us, and which may force us to delay, reduce or eliminate our product development programs or commercialization efforts.

We will need to expend substantial resources for research and development, including costs associated with clinical testing of our product candidates. We believe our existing capital resources, including funding we are entitled to receive under our collaboration agreements, will enable us to meet operating needs through at least 2012; however, one or more of our collaboration agreements may terminate, our projected revenue may decrease, or our expenses may increase and that would lead to our capital being consumed significantly before such time. We may require additional financing in the future and we may not be able to raise such additional funds. If we are able to obtain additional financing through the sale of equity or convertible debt securities, such sales may be dilutive to our shareholders. Debt financing arrangements may require us to pledge certain assets or enter into covenants that would restrict our business activities or our ability to incur further indebtedness and may contain other terms that are not favorable to our shareholders. If we are unable to raise sufficient funds to complete the development of our product candidates, we may face delay, reduction or elimination of our research and development programs or preclinical or clinical trials, in which case our business, financial condition or results of operations may be materially harmed.

We have a significant amount of debt that is scheduled to mature in 2008.

We have $200.0 million of convertible debt that, unless converted to shares of our Common Stock, will mature in October 2008. Our debt obligations could require us to use a significant portion of our cash to pay principal and interest on our debt.

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

We are studying our lead product candidates, aflibercept, VEGF Trap-Eye, and ARCALYSTTM, in a wide variety of indications. We are studying aflibercept in a variety of cancer settings, the VEGF Trap-Eye in different eye diseases and ophthalmologic indications, and ARCALYSTTM in a variety of systemic inflammatory disorders.

Many of these current trials are exploratory studies designed to identify what diseases and uses, if any, are best suited for our product candidates. It is likely that our product candidates will not demonstrate the requisite efficacy and/or safety profile to support continued development for most of the indications that are being, or are planned to be, studied. In fact, our product candidates may not demonstrate the requisite efficacy and safety profile to support the continued development for any of the indications or uses.

Clinical trials required for our product candidates are expensive and time-consuming, and their outcome is highly uncertain. If any of our drug trials are delayed or achieve unfavorable results, we will have to delay or may be unable to obtain regulatory approval for our product candidates.

We must conduct extensive testing of our product candidates before we can obtain regulatory approval to market and sell them. We need to conduct both preclinical animal testing and human clinical trials. Conducting these trials is a lengthy, time-consuming, and expensive process. These tests and trials may not achieve favorable results for many reasons, including, among others, failure of the product candidate to demonstrate safety or efficacy, the development of serious or life-threatening adverse events (or side effects) caused by or connected with exposure to the product candidate, difficulty in enrolling and maintaining subjects in the clinical trial, lack of sufficient supplies of the product candidate or comparator drug, and the failure of clinical investigators, trial monitors and other consultants, or trial subjects to comply with the trial plan or protocol. A clinical trial may fail because it did not include a sufficient number of patients to detect the endpoint being measured or reach statistical significance. A clinical trial may also fail because the dose(s) of the investigational drug included in the trial were either too low or too high to determine the optimal effect of the investigational drug in the disease setting. For example, we are studying higher doses of ARCALYSTTM in different diseases after a Phase 2 trial using lower doses of ARCALYSTTM in subjects with rheumatoid arthritis failed to achieve its primary endpoint.

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

The data from the Phase 3 clinical program for ARCALYSTTM in CAPS (Cryopyrin-Associated Periodic Syndromes) may be inadequate to support regulatory approval for commercialization of ARCALYSTTM.

We submitted a completed BLA to the FDA for ARCALYSTTM in CAPS in the second quarter of 2007. However, the efficacy and safety data from the Phase 3 clinical program included in the BLA may be inadequate to support approval for commercialization of ARCALYSTTM. The FDA and other regulatory agencies may have varying interpretations of our clinical trial data, which could delay, limit, or prevent regulatory approval or clearance.

Further, before a product candidate is approved for marketing, our manufacturing facilities must be inspected by the FDA and the FDA will not approve the product for marketing if we or our third party manufacturers are not in compliance with current good manufacturing practices. Even if the FDA and similar foreign regulatory authorities do grant marketing approval for ARCALYSTTM, they may pose restrictions on the use or marketing of the product, or may require us to conduct additional post-marketing trials. These restrictions and requirements would likely result in increased expenditures and lower revenues and may restrict our ability to commercialize ARCALYSTTM profitably.

In addition to the FDA and other regulatory agency regulations in the United States, we are subject to a variety of foreign regulatory requirements governing human clinical trials, marketing and approval for drugs, and commercial sales and distribution of drugs in foreign countries. The foreign regulatory approval process includes all of the risks associated with FDA approval as well as country-specific regulations. Whether or not we obtain FDA approval for a product in the United States, we must obtain approval by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of ARCALYSTTM in those countries.

Serious complications or side effects have occurred, and may continue to occur, in clinical trials of some of our product candidates which could lead to delay or discontinuation of development and severely harm our business.

During the conduct of clinical trials, patients report changes in their health, including illnesses, injuries, and discomforts, to their study doctor. Often, it is not possible to determine whether or not the drug candidate being studied caused these conditions. Various illnesses, injuries, and discomforts have been reported from time-to-time during clinical trials of our product candidates. It is possible as we test our drug candidates in larger, longer, and more extensive clinical programs, illnesses, injuries, and discomforts that were observed in earlier trials, as well as conditions that did not occur or went undetected in smaller previous trials, will be reported by patients. Many times, side effects are only detectable after investigational drugs are tested in large scale, Phase 3 clinical trials or, in some cases, after they are made available to patients after approval. If additional clinical experience indicates that any of our product candidates has many side effects or causes serious or life-threatening side effects, the development of the product candidate may fail or be delayed, which would severely harm our business.

Our aflibercept (VEGF Trap) is being studied for the potential treatment of certain types of cancer and our VEGF Trap-Eye candidate is being studied in diseases of the eye. There are many potential safety concerns associated with significant blockade of vascular endothelial growth factor, or VEGF. These serious and potentially life-threatening risks, based on the clinical and preclinical experience of systemically delivered VEGF inhibitors, including the systemic delivery of the VEGF Trap, include bleeding, intestinal perforation, hypertension, and proteinuria. These serious side effects and other serious side effects have been reported in our systemic VEGF Trap studies in cancer and diseases of the eye. In addition, patients given infusions of any protein, including the VEGF Trap delivered through intravenous administration, may develop severe hypersensitivity reactions or infusion reactions. Other VEGF blockers have reported side effects that became evident only after large scale trials or after marketing approval and large number of patients were treated. These include side effects that we have not yet seen in our trials such as heart attack and stroke. These and other complications or side effects could harm the development of aflibercept for the treatment of cancer or the VEGF Trap-Eye for the treatment of diseases of the eye.

It is possible that safety or tolerability concerns may arise as we continue to test ARCALYSTTM in patients with inflammatory diseases and disorders. Like cytokine antagonists such as Kineret® (Amgen), Enbrel® (Immunex), and Remicade® (Centocor), ARCALYSTTM affects the immune defense system of the body by blocking some of its functions. Therefore, ARCALYSTTM may interfere with the body’s ability to fight infections. Treatment with Kineret® (Amgen), a medication that works through the inhibition of IL-1, has been associated with an increased risk of serious infections, and serious infections have been reported in patients taking ARCALYSTTM. One subject with adult Still’s diseases in a study of ARCALYSTTM developed an infection in his elbow with mycobacterium intracellulare. The patient was on chronic glucocorticoid treatment for Still’s disease. The infection occurred after an intraarticular glucocorticoid injection into the elbow and subsequent local exposure to a suspected source of mycobacteria. One patient with polymayalgia rheumatica in another study developed bronchitis/sinusitis, which resulted in hospitalization. One patient in an open-label study of ARCALYSTTM in CAPS developed sinusitis and streptococcus pneumoniae meningitis and subsequently died. In addition, patients given infusions of ARCALYSTTM have developed hypersensitivity reactions or infusion reactions. These or other complications or side effects could impede or result in us abandoning the development of ARCALYSTTM.

Our product candidates in development are recombinant proteins that could cause an immune response, resulting in the creation of harmful or neutralizing antibodies against the therapeutic protein.

In addition to the safety, efficacy, manufacturing, and regulatory hurdles faced by our product candidates, the administration of recombinant proteins frequently causes an immune response, resulting in the creation of antibodies against the therapeutic protein. The antibodies can have no effect or can totally neutralize the effectiveness of the protein, or require that higher doses be used to obtain a therapeutic effect. In some cases, the antibody can cross react with the patient’s own proteins, resulting in an “auto-immune” type disease. Whether antibodies will be created can often not be predicted from preclinical or clinical experiments, and their detection or appearance is often delayed, so that there can be no assurance that neutralizing antibodies will not be detected at a later date, in some cases even after pivotal clinical trials have been completed. Of the clinical study subjects who received ARCALYSTTM for rheumatoid arthritis and other indications, fewer than 5% of patients developed antibodies and no side effects related to antibodies were observed. Using a very sensitive test, approximately 40% of the patients in the CAPS pivotal study tested positive at least once for low levels of antibodies to ARCALYSTTM. Again, no side effects related to antibodies were observed and there were no observed effects on drug efficacy or drug levels. However, it is possible that as we continue to test aflibercept and VEGF Trap-Eye with more sensitive assays in different patient populations and larger clinical trials, we will find that subjects given aflibercept and VEGF Trap-Eye develop antibodies to these product candidates, and may also experience side effects related to the antibodies, which could adversely impact the development of such candidates.

We may be unable to formulate or manufacture our product candidates in a way that is suitable for clinical or commercial use.

Changes in product formulations and manufacturing processes may be required as product candidates progress in clinical development and are ultimately commercialized. For example, we are currently testing a new formulation of the VEGF Trap-Eye. If we are unable to develop suitable product formulations or manufacturing processes to support large scale clinical testing of our product candidates, including aflibercept, VEGF Trap-Eye, ARCALYSTTM, and REGN88, we may be unable to supply necessary materials for our clinical trials, which would delay the development of our product candidates. Similarly, if we are unable to supply sufficient quantities of our product or develop product formulations suitable for commercial use, we will not be able to successfully commercialize our product candidates.

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

We are aware of patents and pending applications owned by Genentech that claim certain chimeric VEGF receptor compositions. Although we do not believe that aflibercept or the VEGF Trap-Eye infringes any valid claim in these patents or patent applications, Genentech could initiate a lawsuit for patent infringement and assert that its patents are valid and cover aflibercept or the VEGF Trap-Eye. Genentech may be motivated to initiate such a lawsuit at some point in an effort to impair our ability to develop and sell aflibercept or the VEGF Trap-Eye, which represents a potential competitive threat to Genentech’s VEGF-binding products and product candidates. An adverse determination by a court in any such potential patent litigation would likely materially harm our business by requiring us to seek a license, which may not be available, or resulting in our inability to manufacture, develop and sell aflibercept or the VEGF Trap-Eye or in a damage award.

We are aware of patents and pending applications owned by Roche that claim antibodies to the interleukin-6 receptor and methods of treating rheumatoid arthritis with such antibodies. We are developing REGN88, an antibody to the interleukin-6 receptor, for the treatment of rheumatoid arthritis. Although we do not believe that REGN88 infringes any valid claim in these patents or patent applications, Roche could initiate a lawsuit for patent infringement and assert its patents are valid and cover REGN88.

Further, we are aware of a number of other third party patent applications that, if granted, with claims as currently drafted, may cover our current or planned activities. We cannot assure you that our products and/or actions in manufacturing and selling our product candidates will not infringe such patents.

In December 2003, we entered into a non-exclusive license agreement with Cellectis Inc. that granted us certain rights in a family of patents relating to homologous recombination. Cellectis now claims that agreements we entered into relating to our VelocImmune mice with AstraZeneca, Astellas, and sanofi-aventis are outside of the scope of our license from Cellectis. We disagree with Cellectis’ position and are in discussions with Cellectis regarding this matter. If we are not able to resolve this dispute, Cellectis may commence a lawsuit against us and our VelocImmune licensees alleging infringement of Cellectis’ patents.

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

The Sarbanes-Oxley Act of 2002, which became law in July 2002, has required changes in some of our corporate governance, securities disclosure and compliance practices. In response to the requirements of that Act, the SEC and the NASDAQ Stock Market have promulgated rules and listing standards covering a variety of subjects. Compliance with these rules and listing standards has increased our legal costs, and significantly increased our accounting and auditing costs, and we expect these costs to continue. These developments may make it more difficult and more expensive for us to obtain directors’ and officers’ liability insurance. Likewise, these developments may make it more difficult for us to attract and retain qualified members of our board of directors, particularly independent directors, or qualified executive officers.

In future years, if we are unable to conclude that our internal control over financial reporting is effective, the market value of our common stock could be adversely affected.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on the Company’s internal control over financial reporting in their annual reports on Form 10-K that contains an assessment by management of the effectiveness of our internal control over financial reporting. In addition, the independent registered public accounting firm auditing our financial statements must attest to and report on the effectiveness of our internal control over financial reporting. Our independent registered public accounting firm provided us with an unqualified report as to the effectiveness of our internal control over financial reporting as of December 31, 2007, which report is included in this Annual Report on Form 10-K. However, we cannot assure you that management or our independent registered public accounting firm will be able to provide such an unqualified report as of future year-ends. In this event, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the market value of our common stock. In addition, if it is determined that deficiencies in the design or operation of internal controls exist and that they are reasonably likely to adversely affect our ability to record, process, summarize, and report financial information, we would likely incur additional costs to remediate these deficiencies and the costs of such remediation could be material.

Risks Related to Our Reliance on Third Parties

If our antibody collaboration with sanofi-aventis is terminated, our business operations and our ability to discover, develop, manufacture, and commercialize our pipeline of product candidates in the time expected, or at all, would be materially harmed.

We rely heavily on the funding from sanofi-aventis to support our target discovery and antibody research and development programs. Sanofi-aventis has committed to pay up to $475.0 million between 2008 and 2012 to fund our efforts to identify and validate drug discovery targets and pre-clinically develop fully human monoclonal antibodies against such targets. In addition, sanofi-aventis funds almost all of the development expenses incurred by both companies in connection with the clinical development of antibodies that sanofi-aventis elects to co-develop with us. We rely on sanofi-aventis to fund these activities. In addition, with respect to those antibodies that sanofi-aventis elects to co-develop with us, such as REGN88, we rely on sanofi-aventis to lead much of the clinical development efforts and assist with obtaining regulatory approval, particularly outside the United States. We also rely on sanofi-aventis to lead the commercialization efforts to support all of the antibody products that are co-developed by sanofi-aventis and us. If sanofi-aventis does not elect to co-develop the antibodies that we discover or opts-out of their development, we would be required to fund and oversee on our own the clinical trials, any regulatory responsibilities, and the ensuing commercialization efforts to support our antibody products. Sanofi-aventis may terminate the collaboration for our material breach or, in the case of the discovery agreement, if certain minimal criteria for the discovery program are not achieved by December 31, 2010. If sanofi-aventis terminates the antibody collaboration or fails to comply with its payment obligations thereunder, our business, financial condition, and results of operations would be materially harmed. We would be required to either expend substantially more resources than we have anticipated to support our research and development efforts, which could require us to seek additional funding that might not be available on favorable terms or at all, or materially cut back on such activities. While we cannot assure you that any of the antibodies from this collaboration will ever be successfully developed and commercialized, if sanofi-aventis does not perform its obligations with respect to antibodies that it elects to co-develop, our ability to develop, manufacture, and commercialize these antibody product candidates will be significantly adversely affected.

If our collaboration with sanofi-aventis for aflibercept (VEGF Trap) is terminated, or sanofi-aventis materially breaches its obligations thereunder, our business, operations and financial condition, and our ability to develop, manufacture, and commercialize aflibercept in the time expected, or at all, would be materially harmed.

We rely heavily on sanofi-aventis to lead much of the development of aflibercept. Sanofi-aventis funds all of the development expenses incurred by both companies in connection with the aflibercept program. If the aflibercept program continues, we will rely on sanofi-aventis to assist with funding the aflibercept program, provide commercial manufacturing capacity, enroll and monitor clinical trials, obtain regulatory approval, particularly outside the United States, and lead the commercialization of aflibercept. While we cannot assure you that aflibercept will ever be successfully developed and commercialized, if sanofi-aventis does not perform its obligations in a timely manner, or at all, our ability to develop, manufacture, and commercialize aflibercept in cancer indications will be significantly adversely affected. Sanofi-aventis has the right to terminate its collaboration agreement with us at any time upon twelve months advance notice. If sanofi-aventis were to terminate its collaboration agreement with us, we would not have the resources or skills to replace those of our partner, which could require us to seek additional funding that might not be available on favorable terms or at all, and could cause significant delays in the development and/or manufacture of aflibercept and result in substantial additional costs to us. We have limited commercial capabilities and would have to develop or outsource these capabilities. Termination of the sanofi-aventis collaboration agreement would create substantial new and additional risks to the successful development and commercialization of aflibercept.

If our collaboration with Bayer HealthCare for the VEGF Trap-Eye is terminated, or Bayer HealthCare materially breaches its obligations thereunder, our business, operations and financial condition, and our ability to develop and commercialize the VEGF Trap-Eye in the time expected, or at all, would be materially harmed.

We rely heavily on Bayer HealthCare to assist with the development of the VEGF Trap-Eye. Under our agreement with them, Bayer HealthCare is required to fund approximately half of the development expenses incurred by both companies in connection with the global VEGF Trap-Eye development program. If the VEGF Trap-Eye program continues, we will rely on Bayer HealthCare to assist with funding the VEGF Trap-Eye development program, lead the development of the VEGF Trap-Eye outside the United States, obtain regulatory approval outside the United States, and provide all sales, marketing and commercial support for the product outside the United States. In particular, Bayer HealthCare has responsibility for selling VEGF Trap-Eye outside the United States using its sales force. While we cannot assure you that the VEGF Trap-Eye will ever be successfully developed and commercialized, if Bayer HealthCare does not perform its obligations in a timely manner, or at all, our ability to develop, manufacture, and commercialize the VEGF Trap-Eye outside the United States will be significantly adversely affected. Bayer HealthCare has the right to terminate its collaboration agreement with us at any time upon six or twelve months advance notice, depending on the circumstances giving rise to termination. If Bayer HealthCare were to terminate its collaboration agreement with us, we would not have the resources or skills to replace those of our partner, which could require us to seek additional finding that might not be available on favorable terms or at all, and could cause significant delays in the development and/or commercialization of the VEGF Trap-Eye outside the United States and result in substantial additional costs to us. We have limited commercial capabilities and would have to develop or outsource these capabilities outside the United States. Termination of the Bayer HealthCare collaboration agreement would create substantial new and additional risks to the successful development and commercialization of the VEGF Trap-Eye.

Our collaborators and service providers may fail to perform adequately in their efforts to support the development, manufacture, and commercialization of our drug candidates.

We depend upon third-party collaborators, including sanofi-aventis, Bayer HealthCare, and service providers such as clinical research organizations, outside testing laboratories, clinical investigator sites, and third-party manufacturers and product packagers and labelers, to assist us in the manufacture and development of our product candidates. If any of our existing collaborators or service providers breaches or terminates its agreement with us or does not perform its development or manufacturing services under an agreement in a timely manner or at all, we could experience additional costs, delays, and difficulties in the manufacture, development or ultimate commercialization of our product candidates.

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

We must expand our own manufacturing capacity to support the planned growth of our clinical pipeline. Moreover, we may expand our manufacturing capacity to support commercial production of active pharmaceutical ingredients, or API, for our product candidates. This will require substantial additional expenditures, and we will need to hire and train significant numbers of employees and managerial personnel to staff our facility. Start-up costs can be large and scale-up entails significant risks related to process development and manufacturing yields. We may be unable to develop manufacturing facilities that are sufficient to produce drug material for clinical trials or commercial use. This may delay our clinical development plans and interfere with our efforts to commercialize our products. In addition, we may be unable to secure adequate filling and finishing services to support our products. As a result, our business, financial condition, and results of operations may be materially harmed.

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

We have no sales or distribution personnel or capabilities and have only a small staff with commercial capabilities. If we are unable to obtain those capabilities, either by developing our own organizations or entering into agreements with service providers, we will not be able to successfully sell any products that we may obtain regulatory approval for and bring to market in the future. In that event, we will not be able to generate significant revenue, even if our product candidates are approved. We cannot guarantee that we will be able to hire the qualified sales and marketing personnel we need or that we will be able to enter into marketing or distribution agreements with third-party providers on acceptable terms, if at all. Under the terms of our collaboration agreement with sanofi-aventis, we currently rely on sanofi-aventis for sales, marketing, and distribution of aflibercept in cancer indications, should it be approved in the future by regulatory authorities for marketing. We will have to rely on a third party or devote significant resources to develop our own sales, marketing, and distribution capabilities for our other product candidates, including the VEGF Trap-Eye in the United States, and we may be unsuccessful in developing our own sales, marketing, and distribution organization.

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

Genentech has an approved VEGF antagonist, Avastin® (Genentech), on the market for treating certain cancers and many different pharmaceutical and biotechnology companies are working to develop competing VEGF antagonists, including Novartis, OSI Pharmaceuticals, and Pfizer. Many of these molecules are farther along in development than aflibercept and may offer competitive advantages over our molecule. Novartis has an ongoing Phase 3 clinical development program evaluating an orally delivered VEGF tyrosine kinase inhibitor in different cancer settings. Each of Pfizer and Onyx Pharmaceuticals (together with its partner Bayer HealthCare) has received approval from the FDA to market and sell an oral medication that targets tumor cell growth and new vasculature formation that fuels the growth of tumors. The marketing approvals for Genentech’s VEGF antagonist, Avastin® (Genentech), and their extensive, ongoing clinical development plan for Avastin® (Genentech) in other cancer indications, make it more difficult for us to enroll patients in clinical trials to support aflibercept and to obtain regulatory approval of aflibercept in these cancer settings. This may delay or impair our ability to successfully develop and commercialize aflibercept. In addition, even if aflibercept is ever approved for sale for the treatment of certain cancers, it will be difficult for our drug to compete against Avastin® (Genentech) and the FDA approved kinase inhibitors, because doctors and patients will have significant experience using these medicines. In addition, an oral medication may be considerably less expensive for patients than a biologic medication, providing a competitive advantage to companies that market such products.

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

The availability of highly effective FDA approved TNF-antagonists such as Enbrel® (Immunex), Remicade® (Centocor), and Humira® (Abbott), and the IL-1 receptor antagonist Kineret® (Amgen), and other marketed therapies makes it more difficult to successfully develop and commercialize ARCALYSTTM. This is one of the reasons we discontinued the development of ARCALYSTTM in adult rheumatoid arthritis. In addition, even if ARCALYSTTM is ever approved for sale, it will be difficult for our drug to compete against these FDA approved TNF-antagonists in indications where both are useful because doctors and patients will have significant experience using these effective medicines. Moreover, in such indications these approved therapeutics may offer competitive advantages over ARCALYSTTM, such as requiring fewer injections.

There are both small molecules and antibodies in development by other companies that are designed to block the synthesis of interleukin-1 or inhibit the signaling of interleukin-1. For example, Eli Lilly and Company, Xoma Ltd., and Novartis are each developing antibodies to interleukin-1 and Amgen is developing an antibody to the interleukin-1 receptor. Novartis has commenced advanced clinical testing of its IL-1 antibody in Muckle-Wells Syndrome, which is part of the group of rare genetic diseases called CAPS. Novartis’ IL-1 antibody and these other drug candidates could offer competitive advantages over ARCALYSTTM. The successful development of these competing molecules could delay or impair our ability to successfully develop and commercialize ARCALYSTTM. For example, we may find it difficult to enroll patients in clinical trials for ARCALYSTTM if the companies developing these competing interleukin-1 inhibitors commence clinical trials in the same indications.

We are developing ARCALYSTTM for the treatment of a group of rare diseases associated with mutations in the NLRP3 gene. These rare genetic disorders affect a small group of people, estimated to be in the hundreds. There may be too few patients with these genetic disorders to profitably commercialize ARCALYSTTM in this indication.

We are developing REGN88 for the treatment of rheumatoid arthritis. The availability of highly effective FDA approved TNF-antagonists such as Enbrel® (Immunex), Remicade® (Centocor), and Humira® (Abbott), and other marketed therapies makes it more difficult to successfully develop and commercialize REGN88. REGN88 is a human monoclonal antibody targeting the interleukin-6 receptor. Roche is developing an antibody against the interleukin-6 (IL-6) receptor. Roche’s antibody has completed Phase 3 clinical trials and is the subject of a filed Biologics License Application with the FDA. Roche’s IL-6 receptor antibody, other clinical candidates in development, and drugs now or in the future on the market to treat rheumatoid arthritis could offer competitive advantages over REGN88. This could delay or impair our ability to successfully develop and commercialize REGN88.

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

We are seeking approval to market ARCALYSTTM for the treatment of a group of rare genetic disorders called CAPS. There may be too few patients with CAPS to profitably commercialize ARCALYSTTM. Physicians may not prescribe ARCALYSTTM and CAPS patients may not be able to afford ARCALYSTTM if third party payers do not agree to reimburse the cost of ARCALYSTTM therapy and this would adversely affect our ability to commercialize ARCALYSTTM profitably.

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

Since our products, including ARCALYSTTM, will likely be too expensive for most patients to afford without health insurance coverage, if our products are unable to obtain adequate coverage and reimbursement by third-party payers our ability to successfully commercialize our product candidates may be adversely impacted. Any limitation on the use of our products or any decrease in the price of our products will have a material adverse effect on our ability to achieve profitability.

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

A small number of our shareholders beneficially own a substantial amount of our common stock. As of December 31, 2007, our seven largest shareholders beneficially owned 54.0% of our outstanding shares of Common

Stock, assuming, in the case of Leonard S. Schleifer, M.D. Ph.D., our Chief Executive Officer, and P. Roy Vagelos, M.D., our Chairman, the conversion of their Class A Stock into Common Stock and the exercise of all options held by them which are exercisable within 60 days of December 31, 2007. As of December 31, 2007, sanofi-aventis beneficially owned 14,799,552 shares of Common Stock, representing approximately 19.3% of the shares of Common Stock then outstanding. Under our investor agreement with sanofi-aventis, sanofi-aventis may not sell these shares until December 20, 2012 except under limited circumstances and subject to earlier termination rights of these restrictions upon the occurrence of certain events. Notwithstanding these restrictions, if sanofi-aventis, or our other significant shareholders or we, sell substantial amounts of our Common Stock in the public market, or the perception that such sales may occur exists, the market price of our Common Stock could fall. Sales of Common Stock by our significant shareholders, including sanofi-aventis, also might make it more difficult for us to raise funds by selling equity or equity-related securities in the future at a time and price that we deem appropriate.

Our existing shareholders may be able to exert significant influence over matters requiring shareholder approval.

Holders of Class A Stock, who are generally the shareholders who purchased their stock from us before our initial public offering, are entitled to ten votes per share, while holders of Common Stock are entitled to one vote per share. As of December 31, 2007, holders of Class A Stock held 22.8% of the combined voting power of all of Common Stock and Class A Stock then outstanding. These shareholders, if acting together, would be in a position to significantly influence the election of our directors and to effect or prevent certain corporate transactions that require majority or supermajority approval of the combined classes, including mergers and other business combinations. This may result in our company taking corporate actions that you may not consider to be in your best interest and may affect the price of our Common Stock. As of December 31, 2007:

•	our current executive officers and directors beneficially owned 12.6% of our outstanding shares of Common Stock, assuming conversion of their Class A Stock into Common Stock and the exercise of all options held by such persons which are exercisable within 60 days of December 31, 2007, and 27.7% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by such persons which are exercisable within 60 days of December 31, 2007; and

•	our seven largest shareholders beneficially owned 54.0% of our outstanding shares of Common Stock, assuming, in the case of Leonard S. Schleifer, M.D., Ph.D., our Chief Executive Officer, and P. Roy Vagelos, M.D., our Chairman, the conversion of their Class A Stock into Common Stock and the exercise of all options held by them which are exercisable within 60 days of December 31, 2007. In addition, these seven shareholders held 58.0% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by our Chief Executive Officer and our Chairman which are exercisable within 60 days of December 31, 2007.

Pursuant to an investor agreement, sanofi-aventis has agreed to vote its shares, at sanofi-aventis’ election, either as recommended by our board of directors or proportionally with the votes cast by our other shareholders, except with respect to certain change of control transactions, liquidation or dissolution, stock issuances equal to or exceeding 10% of the then outstanding shares or voting rights of Common Stock and Class A Stock, and new equity compensation plans or amendments if not materially consistent with our historical equity compensation practices.

The anti-takeover effects of provisions of our charter, by-laws, and of New York corporate law and the contractual “standstill” provisions in our investor agreement with sanofi-aventis, could deter, delay, or prevent an acquisition or other “change in control” of us and could adversely affect the price of our Common Stock.

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

•	authorization to issue “blank check” preferred stock, which is preferred stock that can be created and issued by the board of directors without prior shareholder approval, with rights senior to those of our common shareholders;

•	a staggered board of directors, so that it would take three successive annual meetings to replace all of our directors;

•	a requirement that removal of directors may only be effected for cause and only upon the affirmative vote of at least eighty percent (80%) of the outstanding shares entitled to vote for directors, as well as a requirement that any vacancy on the board of directors may be filled only by the remaining directors;

•	any action required or permitted to be taken at any meeting of shareholders may be taken without a meeting, only if, prior to such action, all of our shareholders consent, the effect of which is to require that shareholder action may only be taken at a duly convened meeting;

•	any shareholder seeking to bring business before an annual meeting of shareholders must provide timely notice of this intention in writing and meet various other requirements; and

•	under the New York Business Corporation Law, in addition to certain restrictions which may apply to “business combinations” involving the Company and an “interested shareholder”, a plan of merger or consolidation of the Company must be approved by two-thirds of the votes of all outstanding shares entitled to vote thereon. See the risk factor immediately above captioned “Our existing shareholders may be able to exert significant influence over matters requiring shareholder approval.”

Until the later of the fifth anniversaries of the expiration or earlier termination of our antibody collaboration agreements with sanofi-aventis or our aflibercept collaboration with sanofi-aventis, sanofi-aventis will be bound by certain “standstill” provisions, which contractually prohibit sanofi-aventis from acquiring more than certain specified percentages of the Company’s Class A Stock and Common Stock (taken together) or otherwise seeking to obtain control of the Company.

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

We conduct our research, development, manufacturing, and administrative activities at our owned and leased facilities. We currently lease approximately 232,000 square feet of laboratory and office facilities in Tarrytown, New York under operating lease agreements. In December 2006, we entered into a new operating lease agreement for approximately 221,000 square feet of laboratory and office space at the Company’s current Tarrytown location. The new lease includes approximately 27,000 square feet that we currently occupy (the “retained facilities”) and approximately 194,000 square feet to be located in new facilities that are under construction and expected to be completed in mid-2009. In October 2007, we amended the December 2006 operating lease agreement to increase the amount of new space we will lease from approximately 194,000 square feet to approximately 230,000 square feet, for an amended total under the new lease of approximately 257,000 square feet. The term of the lease is expected to commence in mid-2008 and will expire approximately 16 years later. Under the new lease we also have various options and rights on additional space at the Tarrytown site, and will continue to lease our present facilities until the new facilities are ready for occupancy. In addition, the lease contains three renewal options to extend the term of the lease by five years each and early termination options for our retained facilities only. The lease provides for monthly payments over the term of the lease related to our retained facilities, the costs of construction and tenant improvements for our new facilities, and additional charges for utilities, taxes, and operating expenses.

In November 2007 we entered into a new operating sublease for approximately 10,000 square feet of office space in Tarrytown, New York. The lease expires in September 2009 and we have the option to extend the term for two additional terms of three months each.

We own a facility in Rensselaer, New York, consisting of two buildings totaling approximately 123,500 square feet of research, manufacturing, office, and warehouse space. In June 2007, we exercised a purchase option on a 272,000 square foot building in Rensselaer, New York. Prior to the purchase, which was completed in October 2007, the Company leased approximately 75,000 square feet of manufacturing, office, and warehouse space in that building.

The following table summarizes the information regarding our current property leases:

			Current Monthly
	Square		Base Rental	Renewal Option
Location	Footage	Expiration	Charges (1)	Available

Tarrytown (2)	205,000	June, 2009 (3)	$311,000	None
Tarrytown (2)	230,000	June, 2024 (3)		Three 5-year terms
Tarrytown	27,000	June, 2024 (3)	$54,000	Three 5-year terms
Tarrytown (4)	10,000	September, 2009	$22,000	Two 3-month terms

(1)	Excludes additional rental charges for utilities, taxes, and operating expenses, as defined.

(2)	Upon completion of the new facilities, as described above, we will release the 205,000 square feet of space in our current facility and take over 230,000 square feet in the newly constructed buildings.

(3)	Estimated based upon expected completion of our new facilities, as described above.

(4)	Relates to sublease in Tarrytown, New York as described above.

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

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the last quarter of the fiscal year ended December 31, 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our Common Stock is quoted on The NASDAQ Stock Market under the symbol “REGN.” Our Class A Stock, par value $.001 per share, is not publicly quoted or traded.

The following table sets forth, for the periods indicated, the range of high and low sales prices for the Common Stock as reported by The NASDAQ Stock Market:

	High	Low

2006
First Quarter	$18.00	$14.35
Second Quarter	16.69	10.97
Third Quarter	17.00	10.88
Fourth Quarter	24.85	15.27
2007
First Quarter	$22.84	$17.87
Second Quarter	28.74	17.55
Third Quarter	21.78	13.55
Fourth Quarter	24.90	16.77

As of February 15, 2008, there were 515 shareholders of record of our Common Stock and 42 shareholders of record of our Class A Stock.

We have never paid cash dividends and do not anticipate paying any in the foreseeable future.

The information under the heading “Equity Compensation Plan Information” in our definitive proxy statement with respect to our 2008 Annual Meeting of Shareholders to be filed with the SEC is incorporated by reference into Item 12 of this Report on Form 10-K.

STOCK PERFORMANCE GRAPH

Set forth below is a line graph comparing the cumulative total shareholder return on Regeneron’s Common Stock with the cumulative total return of (i) The Nasdaq Pharmaceuticals Stocks Index and (ii) The Nasdaq Stock Market (U.S.) Index for the period from December 31, 2002 through December 31, 2007. The comparison assumes that $100 was invested on December 31, 2002 in our Common Stock and in each of the foregoing indices. All values assume reinvestment of the pre-tax value of dividends paid by companies included in these indices. The historical stock price performance of our Common Stock shown in the graph below is not necessarily indicative of future stock price performance.

	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007
Regeneron	$100.00	$79.47	$49.76	$85.90	$108.43	$130.47
Nasdaq Pharm	100.00	146.59	156.13	171.93	168.29	176.97
Nasdaq US	100.00	149.52	162.72	166.18	182.57	197.98

Item 6.	Selected Financial Data

The selected financial data set forth below for the years ended December 31, 2007, 2006, and 2005 and at December 31, 2007 and 2006 are derived from and should be read in conjunction with our audited financial statements, including the notes thereto, included elsewhere in this report. The selected financial data for the years ended December 31, 2004 and 2003 and at December 31, 2005, 2004, and 2003 are derived from our audited financial statements not included in this report.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)

Statement of Operations Data
Revenues
Contract research and development	$96,603	$51,136	$52,447	$113,157	$47,366
Research progress payments				42,770
Contract manufacturing		12,311	13,746	18,090	10,131
Technology licensing	28,421

	125,024	63,447	66,193	174,017	57,497

Expenses
Research and development	201,613	137,064	155,581	136,095	136,024
Contract manufacturing		8,146	9,557	15,214	6,676
General and administrative	37,865	25,892	25,476	17,062	14,785

	239,478	171,102	190,614	168,371	157,485

Income (loss) from operations	(114,454)	(107,655)	(124,421)	5,646	(99,988)

Other income (expense)
Other contract income			30,640	42,750
Investment income	20,897	16,548	10,381	5,478	4,462
Interest expense	(12,043)	(12,043)	(12,046)	(12,175)	(11,932)

	8,854	4,505	28,975	36,053	(7,470)

Net income (loss) before cumulative effect of a change in accounting principle	(105,600)	(103,150)	(95,446)	41,699	(107,458)
Cumulative effect of adopting Statement of Accounting Standards No. 123R (“SFAS 123R”)		813

Net income (loss)	$(105,600)	$(102,337)	$(95,446)	$41,699	$(107,458)

Net income (loss) per share, basic:
Net income (loss) before cumulative effect of a change in accounting principle	$(1.59)	$(1.78)	$(1.71)	$0.75	$(2.13)
Cumulative effect of adopting SFAS 123R		0.01

Net income (loss)	$(1.59)	$(1.77)	$(1.71)	$0.75	$(2.13)

Net income (loss) per share, diluted	$(1.59)	$(1.77)	$(1.71)	$0.74	$(2.13)

	At December 31,
	2007	2006	2005	2004	2003
	(In thousands)

Balance Sheet Data
Cash, cash equivalents, restricted cash, marketable securities, and restricted marketable securities (current and non-current)	$846,279	$522,859	$316,654	$348,912	$366,566
Total assets	936,258	585,090	423,501	473,108	479,555
Notes payable — current portion	200,000
Notes payable — long-term portion		200,000	200,000	200,000	200,000
Stockholders’ equity	460,267	216,624	114,002	182,543	137,643

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a biopharmaceutical company that discovers, develops, and intends to commercialize pharmaceutical products for the treatment of serious medical conditions. We currently have four clinical development programs, including three late-stage clinical programs: ARCALYSTtm (rilonacept; also known as IL-1 Trap) in various inflammatory indications, aflibercept (VEGF Trap) in oncology, and the VEGF Trap-Eye formulation in eye diseases using intraocular delivery. Aflibercept is being developed in oncology in collaboration with sanofi-aventis. The VEGF Trap-Eye is being developed in collaboration with Bayer HealthCare LLC. Our fourth clinical development program is REGN88, an antibody to the Interleukin-6 receptor (IL-6R) that entered clinical development in patients with rheumatoid arthritis in the fourth quarter of 2007. We expect that our next generation of product candidates will be based on our proprietary technologies for developing human monoclonal antibodies. Our antibody program is being conducted in collaboration with sanofi-aventis. Our preclinical research programs are in the areas of oncology and angiogenesis, ophthalmology, metabolic and related diseases, muscle diseases and disorders, inflammation and immune diseases, bone and cartilage, pain, and cardiovascular diseases.

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

From inception on January 8, 1988 through December 31, 2007, we had a cumulative loss of $793.2 million. In the absence of revenues from the commercialization of our product candidates or other sources, the amount, timing, nature, and source of which cannot be predicted, our losses will continue as we conduct our research and development activities. We expect to incur substantial losses over the next several years as we continue the clinical development of the VEGF Trap-Eye and ARCALYSTtm; advance new product candidates into clinical development from our existing research programs utilizing our technology for designing fully human monoclonal antibodies; continue our research and development programs; and commercialize product candidates that receive regulatory approval, if any. Also, our activities may expand over time and require additional resources, and we expect our operating losses to be substantial over at least the next several years. Our losses may fluctuate from quarter to quarter and will depend on, among other factors, the progress of our research and development efforts, the timing of certain expenses, and the amount and timing of payments that we receive from collaborators.

As a company that does not expect to be profitable over the next several years, management of cash flow is extremely important. The most significant use of our cash is for research and development activities, which include drug discovery, preclinical studies, clinical trials, and the manufacture of drug supplies for preclinical studies and clinical trials. We are reimbursed for some of these research and development activities by our collaborators. Our principal sources of cash to-date have been from sales of common equity and convertible debt and from funding from our collaborators in the form of up-front payments, research progress payments, and payments for our research and development activities.

In 2007, our research and development expenses totaled $201.6 million. In 2008, we expect these expenses to increase substantially as we (i) expand our research and preclinical and clinical development activities in connection with our new antibody collaboration with sanofi-aventis, (ii) expand our Phase 3 VEGF Trap-Eye clinical program and our ARCALYSTtm and aflibercept clinical programs, and (iii) increase our research and development headcount. Due to our new antibody collaboration with sanofi-aventis, we expect a greater proportion of our research and development expenses to be funded by our collaborators in 2008 than in 2007.

A primary driver of our expenses is our number of full-time employees. Our annual average headcount in 2007 was 627 compared with 573 in 2006 and 696 in 2005. In 2007 our average headcount increased primarily to support our expanded development programs for the VEGF Trap-Eye and ARCALYSTtm and our plans to move our first antibody candidate into clinical trials. In 2006, our average headcount decreased primarily as a result of reductions made in the fourth quarter of 2005 and mid-year in 2006. These workforce reductions were associated with narrowing the focus of our research and development efforts, substantial improvements in manufacturing productivity, the June 2005 expiration of our collaboration with Procter & Gamble, and the completion of contract manufacturing for Merck in October 2006. In 2008, we expect our average headcount to increase to approximately 825-875 primarily to support the expansion of our research and development activities as described above, especially in connection with our new antibody collaboration with sanofi-aventis.

The planning, execution, and results of our clinical programs are significant factors that can affect our operating and financial results. In our clinical programs, key events in 2007 and plans for 2008 are as follows:

Product Candidate	2007 Events	2008 Events/Plans

ARCALYSTtm (rilonacept; also known as IL-1 Trap)
•   Completed the 24-week open-label safety extension phase of the Phase 3 trial in CAPS

•   FDA accepted BLA submission for CAPS

•   Granted Orphan Drug designation in CAPS in European Union

•   Reported positive results in exploratory proof-of-concept study in patients with chronic active gout

•   Initiated Phase 2 trial evaluating safety and efficacy of ARCALYSTtm in preventing gout-induced flares in patients initiating allopurinol therapy
• Receive FDA review decision on BLA submission for CAPS (expected at the end of February 2008)

•   If marketing approval is obtained, launch ARCALYSTtm commercially in CAPS

• Evaluate ARCALYSTtm in certain other disease indications in which IL-1 may play an important role

Aflibercept (VEGF Trap — Oncology)
•   Sanofi-aventis initiated four Phase 3 trials of aflibercept in combination with standard chemotherapy regimens

•   NCI/CTEP initiated 10 studies of aflibercept

•   Reported interim results from Phase 2 single-agent trials in advanced ovarian cancer and in non-small cell lung adenocarcinoma

•   Initiated Japanese Phase 1 trial of aflibercept in combination with another investigational agent in patients with solid malignancies
• Sanofi-aventis to initiate a fifth Phase 3 study of aflibercept in combination with standard chemotherapy regimen

•   Report final data from Phase 2 single-agent trials in advanced ovarian cancer and in non-small cell lung adenocarcinoma

•   Complete enrollment of Phase 2 single-agent study in symptomatic malignant ascites (SMA)

•   Report interim data from the SMA Phase 2 trial

•   NCI/CTEP to begin to report data from trials

• NCI/CTEP to initiate additional exploratory safety and efficacy studies

VEGF Trap-Eye (intravitreal injection)
•   Initiated first Phase 3 trial in wet AMD in patients in the U.S. and Canada

•   Reported positive primary endpoint results and preliminary extended treatment results of Phase 2 trial in wet AMD

•   Reported positive results in Phase 1 trial in DME
• Initiate second Phase 3 trial in wet AMD in the European Union and certain other countries around the world • Explore additional eye disease indications

Product Candidate	2007 Events	2008 Events/Plans

Antibodies
•   Entered global, strategic collaboration agreement with sanofi-aventis to discover, develop, and commercialize fully human monoclonal antibodies

•   Initiated Phase 1 trial for REGN88 in rheumatoid arthritis
• Initiate Phase 1 trial for the Dll4 antibody in oncology • Report data for Phase 1 trial of REGN88 in rheumatoid arthritis • Advance a third antibody candidate into clinical development

Collaborations

Our current collaboration agreements with sanofi-aventis and Bayer HealthCare, and our expired agreement with The Procter & Gamble Company, are summarized below.

The sanofi-aventis Group

Aflibercept

In September 2003, we entered into a collaboration agreement with Aventis Pharmaceuticals Inc. (predecessor to sanofi-aventis U.S.) to collaborate on the development and commercialization of aflibercept in all countries other than Japan, where we retained the exclusive right to develop and commercialize aflibercept. Sanofi-aventis made a non-refundable, up-front payment of $80.0 million and purchased 2,799,552 newly issued unregistered shares of our Common Stock for $45.0 million.

In January 2005, we and sanofi-aventis amended the collaboration agreement to exclude, from the scope of the collaboration, the development and commercialization of aflibercept for intraocular delivery to the eye. In connection with this amendment, sanofi-aventis made a $25.0 million non-refundable payment to us.

In December 2005, we and sanofi-aventis amended our collaboration agreement to expand the territory in which the companies are collaborating on the development of aflibercept to include Japan. In connection with this amendment, sanofi-aventis agreed to make a $25.0 million non-refundable, up-front payment to us, which was received in January 2006. Under the collaboration agreement, as amended, we and sanofi-aventis will share co-promotion rights and profits on sales, if any, of aflibercept outside of Japan for disease indications included in our collaboration. In Japan, we are entitled to a royalty of approximately 35% on annual sales of aflibercept. We may also receive up to $400.0 million in milestone payments upon receipt of specified marketing approvals. This total includes up to $360.0 million in milestone payments related to the receipt of marketing approvals for up to eight aflibercept oncology and other indications in the United States or the European Union. Another $40.0 million of milestone payments relate to receipt of marketing approvals for up to five aflibercept oncology indications in Japan.

We have agreed to manufacture clinical supplies of aflibercept at our plant in Rensselaer, New York. Sanofi-aventis has agreed to be responsible for providing commercial scale manufacturing capacity for aflibercept.

Under the collaboration agreement, as amended, agreed upon worldwide development expenses incurred by both companies during the term of the agreement will be funded by sanofi-aventis. If the collaboration becomes profitable, we will be obligated to reimburse sanofi-aventis for 50% of aflibercept development expenses, including 50% of the $25.0 million payment received in connection with the January 2005 amendment to our collaboration agreement, in accordance with a formula based on the amount of development expenses and our share of the collaboration profits and Japan royalties, or at a faster rate at our option. Since inception of the collaboration through December 31, 2007, we and sanofi-aventis have incurred $306.8 million in agreed upon development expenses related to the aflibercept program. In addition, if the first commercial sale of an aflibercept product for intraocular delivery to the eye predates the first commercial sale of an aflibercept product under the collaboration by two years, we will begin reimbursing sanofi-aventis for up to $7.5 million of aflibercept development expenses in accordance with a formula until the first commercial aflibercept sale under the collaboration occurs.

Sanofi-aventis has the right to terminate the agreement without cause with at least twelve months advance notice. Upon termination of the agreement for any reason, any remaining obligation to reimburse sanofi-aventis for 50% of aflibercept development expenses will terminate and we will retain all rights to aflibercept.

Antibodies

In November 2007, we and sanofi-aventis entered into a global, strategic collaboration to discover, develop, and commercialize fully human monoclonal antibodies. The first therapeutic antibody to enter clinical development under the collaboration, REGN88, is an antibody to the Interleukin-6 receptor (IL-6R), which has started clinical trials in rheumatoid arthritis. The second is expected to be an antibody to Delta-like ligand-4 (Dll4), which is currently slated to enter clinical development in mid-2008.

The collaboration is governed by a Discovery and Preclinical Development Agreement and a License and Collaboration Agreement. We received a non-refundable, up-front payment of $85.0 million from sanofi-aventis under the discovery agreement. In addition, sanofi-aventis will fund up to $475.0 million of our research for identifying and validating potential drug discovery targets and developing fully human monoclonal antibodies against such targets through December 31, 2012, subject to specified funding limits of $75.0 million for the period from the collaboration’s inception through December 31, 2008, and $100.0 million annually in each of the next four years. The discovery agreement will expire on December 31, 2012; however, sanofi-aventis has an option to extend the agreement for up to an additional three years for further antibody development and preclinical activities. We will lead the design and conduct of research activities, including target identification and validation, antibody development, research and preclinical activities through filing of an Investigational New Drug Application, toxicology studies, and manufacture of preclinical and clinical supplies.

For each drug candidate identified under the discovery agreement, sanofi-aventis has the option to license rights to the candidate under the license agreement. If it elects to do so, sanofi-aventis will co-develop the drug candidate with us through product approval. Under the license agreement, agreed upon worldwide development expenses incurred by both companies during the term of the agreement will be funded by sanofi-aventis, except that following receipt of the first positive Phase 3 trial results for a co-developed drug candidate, subsequent Phase 3 trial-related costs for that drug candidate (called Shared Phase 3 Trial Costs) will be shared 80% by sanofi-aventis and 20% by us. If the collaboration becomes profitable, we will be obligated to reimburse sanofi-aventis for 50% of development expenses that were fully funded by sanofi-aventis (or half of $0.7 million as of December 31, 2007) and 30% of Shared Phase 3 Trial Costs, in accordance with a defined formula based on the amounts of these expenses and our share of the collaboration profits from commercialization of collaboration products. If sanofi-aventis does not exercise its option to license rights to a particular drug candidate under the license agreement, we will retain the exclusive right to develop and commercialize such drug candidate, and sanofi-aventis will receive a royalty on sales, if any.

Sanofi-aventis will lead commercialization activities for products developed under the license agreement, subject to our right to co-promote such products. The parties will equally share profits and losses from sales within the United States. The parties will share profits outside the United States on a sliding scale based on sales starting at 65% (sanofi-aventis)/35% (us) and ending at 55% (sanofi-aventis)/45% (us), and losses outside the United States at 55% (sanofi-aventis)/45% (us). In addition to profit sharing, we are entitled to receive up to $250.0 million in sales milestone payments, with milestone payments commencing only if and after aggregate annual sales outside the United States exceed $1.0 billion on a rolling 12-month basis.

We are obligated to use commercially reasonable efforts to supply clinical requirements of each drug candidate under the collaboration until commercial supplies of that drug candidate are being manufactured.

With respect to each antibody product which enters development under the license agreement, sanofi-aventis or we may, by giving twelve months notice, opt-out of further development and/or commercialization of the product, in which event the other party retains exclusive rights to continue the development and/or commercialization of the product. We may also opt-out of the further development of an antibody product if we give notice to sanofi-aventis within thirty days of the date that sanofi-aventis enters joint development of such antibody product under the license agreement. Each of the discovery agreement and the license agreement contains other termination provisions, including for material breach by the other party and, in the case of the discovery agreement, a termination right for sanofi-aventis under certain circumstances, including if certain minimal criteria for the discovery program are not achieved. Prior to December 31, 2012, sanofi-aventis has the right to terminate the discovery agreement without cause with at least three months advance written notice; however, except under defined circumstances, sanofi-aventis would be obligated to immediately pay to us the full amount of unpaid research funding during the remaining term of the research agreement through December 31, 2012. Upon termination of the collaboration in its entirety, our obligation to reimburse sanofi-aventis for development costs out of any future profits from collaboration products will terminate.

In December 2007, we sold sanofi-aventis 12 million newly issued, unregistered shares of Common Stock at an aggregate cash price of $312.0 million, or $26.00 per share of Common Stock. As a condition to the closing of this transaction, sanofi-aventis entered into an investor agreement with us. Under the investor agreement, sanofi-aventis has three demand rights to require us to use all reasonable efforts to conduct a registered underwritten public offering with respect to shares of the Common Stock beneficially owned by sanofi-aventis immediately after the closing of the transaction. Until the later of the fifth anniversaries of the expiration or earlier termination of the license and collaboration agreement and the existing collaboration agreement with sanofi-aventis for the development and commercialization of aflibercept, sanofi-aventis will be bound by certain “standstill” provisions. These provisions include an agreement not to acquire more than a specified percentage of the outstanding shares of Class A Stock and Common Stock. The percentage is currently 25% and will increase to 30% after December 20, 2011. Sanofi-aventis has also agreed not to dispose of any shares of Common Stock that were beneficially owned by sanofi-aventis immediately after the closing of the transaction until December 20, 2012, subject to certain limited exceptions. Following December 20, 2012, sanofi-aventis will be permitted to sell shares of Common Stock (i) in a registered underwritten public offering undertaken pursuant to the demand registration rights granted to sanofi- aventis and described above, subject to the underwriter’s broad distribution of securities sold, (ii) pursuant to Rule 144 under the Securities Act and transactions exempt from registration under the Securities Act, subject to a volume limitation of one million shares of Common Stock every three months and a prohibition on selling to beneficial owners, or persons that would become beneficial owners as a result of such sale, of 5% or more of the outstanding shares of Common Stock and (iii) into an issuer tender offer, or a tender offer by a third party that is recommended or not opposed by our Board of Directors. Sanofi-aventis has agreed to vote, and cause its affiliates to vote, all shares of our voting securities they are entitled to vote, at sanofi-aventis’ election, either as recommended by our Board of Directors or proportionally with the votes cast by our other shareholders, except with respect to certain change of control transactions, liquidation or dissolution, stock issuances equal to or exceeding 10% of the then outstanding shares or voting rights of Common Shares, and new equity compensation plans or amendments if not materially consistent with our historical equity compensation practices. The rights and restrictions under the investor agreement are subject to termination upon the occurrence of certain events.

Bayer HealthCare LLC

In October 2006, we entered into a license and collaboration agreement with Bayer HealthCare to globally develop, and commercialize outside the United States, the VEGF Trap-Eye. Under the terms of the agreement, Bayer HealthCare made a non-refundable, up-front payment to us of $75.0 million. In August 2007, we received a $20.0 million milestone payment from Bayer HealthCare following dosing of the first patient in the Phase 3 study of the VEGF Trap-Eye in wet AMD, and are eligible to receive up to $90.0 million in additional development and regulatory milestones related to the VEGF Trap-Eye program. We are also eligible to receive up to an additional $135.0 million in sales milestones when and if total annual sales of the VEGF Trap-Eye outside the United States achieve certain specified levels starting at $200.0 million.

We will share equally with Bayer HealthCare in any future profits arising from the commercialization of the VEGF Trap-Eye outside the United States. If the VEGF Trap-Eye is granted marketing authorization in a major market country outside the United States and the collaboration becomes profitable, we will be obligated to reimburse Bayer HealthCare out of our share of the collaboration profits for 50% of the agreed upon development expenses that Bayer HealthCare has incurred (or half of $25.4 million at December 31, 2007) in accordance with a formula based on the amount of development expenses that Bayer HealthCare has incurred and our share of the collaboration profits, or at a faster rate at our option. Within the United States, we are responsible for any future commercialization of the VEGF Trap-Eye and retain exclusive rights to any future profits from commercialization.

Agreed upon development expenses incurred by both companies in 2007 under a global development plan were shared as follows: The first $50.0 million was shared equally and we were solely responsible for up to the next $40.0 million. Neither party was reimbursed for any development expenses that it incurred prior to 2007.

In 2008, agreed upon VEGF Trap-Eye development expenses incurred by both companies under a global development plan will be shared as follows: Up to the first $70.0 million will be shared equally, we are solely responsible for up to the next $30.0 million, and over $100.0 million will be shared equally. In 2009 and thereafter, all development expenses will be shared equally. We are also obligated to use commercially reasonable efforts to supply clinical and commercial product requirements.

Bayer HealthCare has the right to terminate the agreement without cause with at least six months or twelve months advance notice depending on defined circumstances at the time of termination. In the event of termination of the agreement for any reason, we retain all rights to the VEGF Trap-Eye.

For the period from the collaboration’s inception in October 2006 through September 30, 2007, all up-front licensing, milestone, and cost-sharing payments received or receivable from Bayer HealthCare had been fully deferred and included in deferred revenue for financial statement purposes. In the fourth quarter of 2007, we and Bayer HealthCare approved a global development plan for the VEGF Trap-Eye in wet AMD. The plan includes estimated development steps, timelines, and costs, as well as the projected responsibilities of each of the companies. In addition, in the fourth quarter of 2007, we and Bayer HealthCare reaffirmed the companies’ commitment to a DME development program and had initial estimates of development costs for the VEGF Trap-Eye in DME. As a result, effective in the fourth quarter of 2007, we determined the appropriate accounting policy for payments from Bayer HealthCare and cost-sharing of our and Bayer HealthCare’s VEGF Trap-Eye development expenses, and the financial statement classifications and periods in which past and future payments from Bayer HealthCare (including the $75.0 million up-front payment and development and regulatory milestone payments) and cost-sharing of VEGF Trap-Eye development expenses will be recognized in our Statement of Operations.

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

Other Agreements

AstraZeneca

In February 2007, we entered into a non-exclusive license agreement with AstraZeneca UK Limited that allows AstraZeneca to utilize our VelocImmune technology in its internal research programs to discover human monoclonal antibodies. Under the terms of the agreement, AstraZeneca made a $20.0 million non-refundable, up-front payment to us. AstraZeneca is required to make up to five additional annual payments of $20.0 million, subject to its ability to terminate the agreement after making the first three additional payments or earlier if the technology does not meet minimum performance criteria. We are entitled to receive a mid-single-digit royalty on any future sales of antibody products discovered by AstraZeneca using our VelocImmune technology.

Astellas

In March 2007, we entered into a non-exclusive license agreement with Astellas Pharma Inc. that allows Astellas to utilize our VelocImmune technology in its internal research programs to discover human monoclonal antibodies. Under the terms of the agreement, Astellas made a $20.0 million non-refundable, up-front payment to us. Astellas is required to make up to five additional annual payments of $20.0 million, subject to its ability to terminate the agreement after making the first three additional payments or earlier if the technology does not meet minimum performance criteria. We are entitled to receive a mid-single-digit royalty on any future sales of antibody products discovered by Astellas using our VelocImmune technology.

National Institutes of Health

In September 2006, we were awarded a five-year grant from the National Institutes of Health (NIH) as part of the NIH’s Knockout Mouse Project. The goal of the Knockout Mouse Project is to build a comprehensive and broadly available resource of knockout mice to accelerate the understanding of gene function and human diseases. We use our VelociGene® technology to take aim at 3,500 of the most difficult genes to target and which are not currently the focus of other large-scale knockout mouse programs. We also agreed to grant a limited license to a consortium of research institutions, the other major participants in the Knockout Mouse Project, to use components of our VelociGene technology in the Knockout Mouse Project. We are generating a collection of targeting vectors and targeted mouse embryonic stem cells (ES cells) which can be used to produce knockout mice. These materials will be made widely available to academic researchers without charge. We will receive a fee for each targeted ES cell line or targeting construct made by us or the research consortium and transferred to commercial entities.

Under the NIH grant, we are entitled to receive a minimum of $17.9 million over a five-year period. We will receive another $1.0 million to optimize our existing C57BL/6 ES cell line and its proprietary growth medium, both of which will be supplied to the research consortium for its use in the Knockout Mouse Project. We have the right to use, for any purpose, all materials generated by us and the research consortium.

Accounting for Stock-based Employee Compensation

Effective January 1, 2005, we adopted the fair value based method of accounting for stock-based employee compensation under the provisions of Statement of Financial Accounting Standards No. (SFAS) 123, Accounting for Stock-Based Compensation, using the modified prospective method as described in SFAS 148, Accounting for Stock-Based Compensation — Transition and Disclosure. As a result, in 2005, we recognized compensation expense, in an amount equal to the fair value of share-based payments (including stock option awards) on their date of grant, over the vesting period of the awards using graded vesting, which is an accelerated expense recognition method. Under the modified prospective method, compensation expense for Regeneron is recognized for (a) all share based payments granted on or after January 1, 2005 and (b) all awards granted to employees prior to January 1, 2005 that were unvested on that date. Prior to the adoption of the fair value method, we accounted for stock-based compensation to employees under the intrinsic value method of accounting set forth in Accounting Principles Board Opinion No. (APB) 25, Accounting for Stock Issued to Employees, and related interpretations. Therefore, compensation expense related to employee stock options was not reflected in operating expenses in any period prior to the first quarter of 2005 and prior period operating results were not restated.

Effective January 1, 2006, we adopted the provisions of SFAS 123R, Share-Based Payment, which is a revision of SFAS 123. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, and requires the recognition of compensation expense in an amount equal to the fair value of the share-based payment (including stock options and restricted stock) issued to employees. SFAS 123R requires companies to estimate the number of awards that are expected to be forfeited at the time of grant and to revise this estimate, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Effective January 1, 2005, and prior to our adoption of SFAS 123R, we recognized the effect of forfeitures in stock-based compensation cost in the period when they occurred, in accordance with SFAS 123. Upon adoption of SFAS 123R effective January 1, 2006, we were required to record a cumulative effect adjustment to reflect the effect of estimated forfeitures related to outstanding awards that were not expected to vest as of the SFAS 123R adoption date. This adjustment reduced our loss by $0.8 million and is included in our operating results for the year ended December 31, 2006 as a cumulative-effect adjustment of a change in accounting principle. Exclusive of the cumulative-effect adjustment, the effect of the change from applying the provisions of SFAS 123 to applying the provisions of SFAS 123R on our loss from operations, net loss, and net loss per share for the year ended December 31, 2006 was not significant, and there was no impact to our cash flows for the year ended December 31, 2006.

Non-cash stock-based employee compensation expense related to stock option awards (Stock Option Expense) recognized in operating expenses totaled $28.0 million, $18.4 million, and $19.9 million for the years ended December 31, 2007, 2006, and 2005, respectively. In addition, for the year ended December 31, 2005, $0.1 million of Stock Option Expense was capitalized into inventory. As of December 31, 2007, there was $60.6 million of stock-based compensation cost related to outstanding nonvested stock options, net of estimated forfeitures, which had not yet been recognized in operating expenses. We expect to recognize this compensation cost over a weighted-average period of 1.8 years. In addition, there are 723,092 options which are unvested as of December 31, 2007 and would become vested upon our products achieving certain sales targets and the optionee satisfying certain service conditions. Potential compensation cost, measured on the grant date, related to these performance options totals $2.7 million and will begin to be recognized only if, and when, these options’ performance condition is considered to be probable of attainment.

Assumptions

We use the Black-Scholes model to estimate the fair value of each option granted under the Regeneron Pharmaceuticals, Inc. 2000 Long-Term Incentive Plan. Using this model, fair value is calculated based on assumptions with respect to (i) expected volatility of our Common Stock price, (ii) the periods of time over which employees and members of our board of directors are expected to hold their options prior to exercise (expected lives), (iii) expected dividend yield on our Common Stock, and (iv) risk-free interest rates, which are based on quoted U.S. Treasury rates for securities with maturities approximating the options’ expected lives. Expected volatility has been estimated based on actual movements in our stock price over the most recent historical periods equivalent to the options’ expected lives. Expected lives are principally based on our limited historical exercise experience with option grants with similar exercise prices. The expected dividend yield is zero as we have never paid dividends and do not currently anticipate paying any in the foreseeable future. The following table summarizes the weighted average values of the assumptions we used in computing the fair value of option grants during 2007, 2006, and 2005:

	2007	2006	2005

Expected volatility	53%	67%	71%
Expected lives from grant date	5.6 years	6.5 years	5.9 years
Expected dividend yield	0%	0%	0%
Risk-free interest rate	3.60%	4.51%	4.16%

Changes in any of these assumptions may materially affect the fair value of stock options granted and the amount of stock-based compensation recognized in any period.

Results of Operations

Years Ended December 31, 2007 and 2006

Net Loss:

Regeneron reported a net loss of $105.6 million, or $1.59 per share (basic and diluted), for the year ended December 31, 2007, compared to a net loss of $102.3 million, or $1.77 per share (basic and diluted) for 2006.

Revenues:

Revenues for the years ended December 31, 2007 and 2006 consist of the following:

	2007	2006
	(In millions)

Contract research & development revenue
Sanofi-aventis	$51.7	$47.8
Bayer HealthCare	35.9
Other	9.0	3.3

Total contract research & development revenue	96.6	51.1
Contract manufacturing revenue		12.3
Technology licensing revenue	28.4

Total revenue	$125.0	$63.4

We recognize revenue from sanofi-aventis, in connection with our aflibercept and antibody collaborations, in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104) and FASB Emerging Issue Task Force Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (EITF 00-21) (see “Critical Accounting Policies and Significant Judgments and Estimates”). We earn contract research and development revenue from sanofi-aventis which, as detailed below, consists partly of reimbursement for research and development expenses and partly of the recognition of revenue related to non-refundable, up-front payments of $105.0 million related to the aflibercept collaboration and $85.0 million related to the antibody collaboration. Non-refundable, up-front payments are recorded as deferred revenue and recognized over the period over which we are obligated to perform services. We estimate our performance periods based on the specific terms of the collaboration agreements, and adjust the performance periods, if appropriate, based on the applicable facts and circumstances.

	December 31,
Sanofi-aventis Contract Research & Development Revenue	2007	2006
	(In millions)

Aflibercept:
Regeneron expense reimbursement	$38.3	$36.4
Recognition of deferred revenue related to up-front payments	8.8	11.4

Total aflibercept	47.1	47.8

Antibody:
Regeneron expense reimbursement	3.7
Recognition of deferred revenue related to up-front payments	0.9

Total antibody	4.6

Total sanofi-aventis contract research & development revenue	$51.7	$47.8

Sanofi-aventis’ reimbursement of Regeneron’s aflibercept expenses increased in 2007 compared to 2006, primarily due to higher preclinical and clinical development costs. Recognition of deferred revenue related to sanofi-aventis’ up-front aflibercept payments decreased in 2007 from 2006 due to an extension of the estimated performance period over which this deferred revenue is being recognized. As of December 31, 2007, $61.2 million of the original $105.0 million of up-front payments related to aflibercept was deferred and will be recognized as revenue in future periods.

In 2007, sanofi-aventis’ reimbursement of Regeneron’s antibody expenses consisted of $3.0 million under the collaboration’s discovery agreement and $0.7 million of REGN88 development costs under the license agreement. Recognition of deferred revenue under the antibody collaboration related to sanofi-aventis’ $85.0 million up-front payment. As of December 31, 2007, $84.1 million of this up-front payment was deferred and will be recognized as revenue in future periods.

As described above, effective in the fourth quarter of 2007, the Company determined the appropriate accounting policy for payments from Bayer HealthCare. The $75.0 million up-front licensing payment and the $20.0 million milestone payment (which was received in August 2007 and not considered substantive) from Bayer HealthCare are being recognized as contract research and development revenue over the related estimated performance period in accordance with SAB 104 and EITF 00-21. In periods when we recognize VEGF Trap-Eye development expenses that we incur under the collaboration, we also recognize, as contract research and development revenue, the portion of those VEGF Trap-Eye development expenses that is reimbursable from Bayer HealthCare. In periods when Bayer HealthCare incurs agreed upon VEGF Trap-Eye development expenses that benefit the collaboration and Regeneron, we also recognize, as additional research and development expense, the portion of Bayer HealthCare’s VEGF Trap-Eye development expenses that we are obligated to reimburse. In the fourth quarter of 2007, when we commenced recognizing previously deferred payments from Bayer HealthCare and cost-sharing of our and Bayer HealthCare’s 2007 VEGF Trap-Eye development expenses, we recognized, as a cumulative catch-up, contract research and development revenue of $35.9 million, consisting of (i) $15.9 million related to the $75.0 million up-front licensing payment and the $20.0 million milestone payment, and (ii) $20.0 million related to the portion of our 2007 VEGF Trap-Eye development expenses that is reimbursable from Bayer HealthCare. As of December 31, 2007, $79.1 million of the up-front licensing and milestone payments was deferred and will be recognized as revenue in future periods.

Other contract research and development revenue includes $5.5 million and $0.5 million, respectively, recognized in connection with our five-year grant from the NIH, which we were awarded in September 2006 as part of the NIH’s Knockout Mouse Project.

Contract manufacturing revenue in 2006 related to our long-term agreement with Merck & Co., Inc., which expired in October 2006, to manufacture a vaccine intermediate at our Rensselaer, New York facility. Revenue and the related manufacturing expense were recognized as product was shipped, after acceptance by Merck. Included in contract manufacturing revenue in 2006 was $1.2 million of deferred revenue associated with capital improvement reimbursements paid by Merck prior to commencement of production. We do not expect to receive any further contract manufacturing revenue from Merck.

In connection with our license agreement with AstraZeneca, as described above, the $20.0 million non-refundable, up-front payment, which we received in February 2007, was deferred and is being recognized as revenue ratably over the twelve month period beginning in February 2007. In connection with our license agreement with Astellas, as described above, the $20.0 million non-refundable, up-front payment, which we received in April 2007, was deferred and is being recognized as revenue ratably over the twelve month period beginning in June 2007. For the year ended December 31, 2007, we recognized $28.4 million of technology licensing revenue related to these agreements.

Expenses:

Total operating expenses increased to $239.5 million in 2007 from $171.1 million in 2006. Our average employee headcount in 2007 increased to 627 from 573 in 2006, primarily to support our expanded development programs for the VEGF Trap-Eye and ARCALYSTtm and our activities to move our first antibody candidate (REGN88) into clinical trials. Operating expenses in 2007 and 2006 include a total of $28.0 million and $18.4 million of Stock Option Expense, respectively, as detailed below:

	For the Year Ended December 31, 2007
	Expenses Before
	Inclusion of Stock	Stock Option	Expenses as
Expenses	Option Expense	Expense	Reported
	(In millions)

Research and development	$185.5	$16.1	$201.6
General and administrative	26.0	11.9	37.9

Total operating expenses	$211.5	$28.0	$239.5

	For the Year Ended December 31, 2006
	Expenses Before
	Inclusion of Stock	Stock Option	Expenses as
Expenses	Option Expense	Expense	Reported
	(In millions)

Research and development	$126.9	$10.2	$137.1
Contract manufacturing	7.8	0.3	8.1
General and administrative	18.0	7.9	25.9

Total operating expenses	$152.7	$18.4	$171.1

The increase in total Stock Option Expense in 2007 was primarily due to the higher fair market value of our Common Stock on the date of our annual employee option grants made in December 2006 in comparison to the fair market value of our Common Stock on the dates of annual employee option grants made in recent prior years.

Research and Development Expenses:

Research and development expenses increased to $201.6 million for the year ended December 31, 2007 from $137.1 million for 2006. The following table summarizes the major categories of our research and development expenses for the years ended December 31, 2007 and 2006:

	Year Ended December 31,
			Increase
Research and Development Expenses	2007	2006	(Decrease)
	(In millions)

Payroll and benefits (1)	$60.6	$44.8	$15.8
Clinical trial expenses	37.6	14.9	22.7
Clinical manufacturing costs (2)	47.0	39.2	7.8
Research and preclinical development costs	23.2	17.5	5.7
Occupancy and other operating costs	22.6	20.7	1.9
Cost-sharing of Bayer HealthCare VEGF Trap-Eye development expenses (3)	10.6		10.6

Total research and development	$201.6	$137.1	$64.5

(1)	Includes $13.1 million and $8.4 million of Stock Option Expense for the years ended December 31, 2007 and 2006, respectively.

(2)	Represents the full cost of manufacturing drug for use in research, preclinical development, and clinical trials, including related payroll and benefits, Stock Option Expense, manufacturing materials and supplies, depreciation, and occupancy costs of our Rensselaer manufacturing facility. Includes $3.0 million and $1.8 million of Stock Option Expense for the years ended December 31, 2007 and 2006, respectively.

(3)	Under our collaboration with Bayer HealthCare, in periods when Bayer HealthCare incurs VEGF Trap-Eye development expenses, we also recognize, as additional research and development expense, the portion of their VEGF Trap-Eye development expenses that we are obligated to reimburse. In the fourth quarter of 2007, when we commenced recognizing cost-sharing of our and Bayer HealthCare’s 2007 VEGF Trap-Eye development expenses, we recognized as additional research and development expense a cumulative catch-up of $10.6 million of VEGF Trap-Eye development expenses that we were obligated to reimburse to Bayer HealthCare.

Payroll and benefits increased primarily due to the increase in employee headcount, as described above, annual compensation increases effective in 2007, and higher Stock Option Expense, as described above. Clinical trial expenses increased due primarily to higher costs related to our Phase 3 study of the VEGF Trap-Eye in wet AMD, which we initiated in the third quarter of 2007, and our ongoing Phase 1 and 2 studies of the VEGF Trap-Eye in wet AMD. Clinical manufacturing costs increased due primarily to higher costs related to manufacturing ARCALYSTtm and preclinical and clinical supplies of REGN88, which were partly offset by lower costs related to manufacturing aflibercept and the VEGF Trap-Eye. Research and preclinical development costs increased primarily due to higher costs related to our human monoclonal antibody programs, including REGN88, and utilization of our proprietary technology platforms. Occupancy and other operating costs primarily increased in connection with higher Company headcount and to support our expanded research and development activities.

We budget our research and development costs by expense category, rather than by project. We also prepare estimates of research and development cost for projects in clinical development, which include direct costs and allocations of certain costs such as indirect labor, Stock Option Expense, and manufacturing and other costs related to activities that benefit multiple projects, and, under our collaboration with Bayer HealthCare, the portion of Bayer HealthCare’s VEGF Trap-Eye development expenses that we are obligated to reimburse. Our estimates of research and development costs for clinical development programs are shown below:

	Year Ended December 31,
			Increase
Project Costs	2007	2006	(Decrease)
	(In millions)

ARCALYSTtm	$38.1	$29.6	$8.5
Aflibercept	33.7	30.7	3.0
VEGF Trap-Eye	53.7	21.9	31.8
REGN88	13.6		13.6
Other research programs & unallocated costs	62.5	54.9	7.6

Total research and development expenses	$201.6	$137.1	$64.5

Drug development and approval in the United States is a multi-step process regulated by the FDA. The process begins with discovery and preclinical evaluation, leading up to the submission of an IND to the FDA which, if successful, allows the opportunity for study in humans, or clinical study, of the potential new drug. Clinical development typically involves three phases of study: Phase 1, 2, and 3. The most significant costs in clinical development are in Phase 3 clinical trials, as they tend to be the longest and largest studies in the drug development process. Following successful completion of Phase 3 clinical trials for a biological product, a biologics license application (or BLA) must be submitted to, and accepted by, the FDA, and the FDA must approve the BLA prior to commercialization of the drug. It is not uncommon for the FDA to request additional data following its review of a BLA, which can significantly increase the drug development timeline and expenses. We may elect either on our own, or at the request of the FDA, to conduct further studies that are referred to as Phase 3B and 4 studies. Phase 3B studies are initiated and either completed or substantially completed while the BLA is under FDA review. These studies are conducted under an IND. Phase 4 studies, also referred to as post-marketing studies, are studies that are initiated and conducted after the FDA has approved a product for marketing. In addition, as discovery research, preclinical development, and clinical programs progress, opportunities to expand development of drug candidates into new disease indications can emerge. We may elect to add such new disease indications to our development efforts (with the approval of our collaborator for joint development programs), thereby extending the period in which we will be developing a product. For example, we, and our collaborators, where applicable, continue to explore further development of ARCALYSTtm, aflibercept, and the VEGF Trap-Eye in different disease indications.

There are numerous uncertainties associated with drug development, including uncertainties related to safety and efficacy data from each phase of drug development, uncertainties related to the enrollment and performance of clinical trials, changes in regulatory requirements, changes in the competitive landscape affecting a product candidate, and other risks and uncertainties described in Item 1A, “Risk Factors” under “Risks Related to Development of Our Product Candidates,” “Regulatory and Litigation Risks,” and “Risks Related to Commercialization of Products.” The lengthy process of seeking FDA approvals, and subsequent compliance with applicable statutes and regulations, require the expenditure of substantial resources. Any failure by us to obtain, or delay in obtaining, regulatory approvals could materially adversely affect our business.

For these reasons and due to the variability in the costs necessary to develop a product and the uncertainties related to future indications to be studied, the estimated cost and scope of the projects, and our ultimate ability to obtain governmental approval for commercialization, accurate and meaningful estimates of the total cost to bring our product candidates to market are not available. Similarly, we are currently unable to reasonably estimate if our product candidates will generate product revenues and material net cash inflows. In the second quarter of 2007, we submitted a BLA for ARCALYSTtm for the treatment of CAPS, a group of rare genetic disorders. We cannot predict whether or when the commercialization of ARCALYSTtm in CAPS will result in a material net cash inflow to us.

Contract Manufacturing Expenses:

We had no contract manufacturing expenses in 2007 compared to $8.1 million in 2006, due to the expiration of our manufacturing agreement with Merck in October 2006.

General and Administrative Expenses:

General and administrative expenses increased to $37.9 million in 2007 from $25.9 million in the same period of 2006 primarily due to (i) higher Stock Option Expense, as described above, (ii) higher compensation expense principally due to annual increases effective in 2007 and higher administrative headcount to support our expanded research and development activities, (iii) recruitment and related costs associated with expanding our headcount in 2007, (iv) higher fees for consultants and other professional services on various corporate matters, and (v) market research and related expenses incurred in 2007 in connection with our ARCALYSTtm and VEGF Trap-Eye programs.

Other Income and Expense:

Investment income increased to $20.9 million in 2007 from $16.5 million in 2006, resulting primarily from higher balances of cash and marketable securities (due, in part, to the up-front payment received from Bayer HealthCare in October 2006, as described above, and the receipt of net proceeds from the November 2006 public offering of our Common Stock). This increase was partly offset by a $5.9 million charge in 2007 related to marketable securities which we considered to be other than temporarily impaired in value. In the second half of 2007, deterioration in the credit quality of marketable securities from two issuers has subjected us to the risk of being unable to recover their full principal value, which totals $14.0 million. Interest expense was $12.0 million in 2007 and 2006. Interest expense is attributable primarily to $200.0 million of convertible notes issued in October 2001, which mature in October 2008 and bear interest at 5.5% per annum.

Years Ended December 31, 2006 and 2005

Net Loss:

Regeneron reported a net loss of $102.3 million, or $1.77 per share (basic and diluted), for the year ended December 31, 2006, compared to a net loss of $95.4 million, or $1.71 per (basic and diluted) for 2005.

Revenues:

Revenues for the years ended December 31, 2006 and 2005 consist of the following:

	2006	2005
	(In millions)

Contract research & development revenue
Sanofi-aventis	$47.8	$43.4
Procter & Gamble		6.0
Other	3.3	3.1

Total contract research & development revenue	51.1	52.5
Contract manufacturing revenue	12.3	13.7

Total revenue	$63.4	$66.2

We earn contract research and development revenue from sanofi-aventis which, as detailed below, consists partly of reimbursement for research and development expenses and partly of the recognition of revenue related to a total of $105.0 million of non-refundable, up-front payments received in 2003 and 2006. Non-refundable, up-front payments are recorded as deferred revenue and recognized over the period over which we are obligated to perform services. We estimate our performance period based on the specific terms of each agreement, and adjust the performance periods, if appropriate, based on the applicable facts and circumstances.

	December 31,
Sanofi-aventis Contract Research & Development Revenue	2006	2005
	(In millions)

Regeneron expense reimbursement	$36.4	$33.9
Recognition of deferred revenue related to up-front payments	11.4	9.5

Total	$47.8	$43.4

Sanofi-aventis’ reimbursement of Regeneron aflibercept expenses increased in 2006 compared to 2005, primarily due to higher costs related to our manufacture of aflibercept clinical supplies during the first half of 2006. Recognition of deferred revenue related to sanofi-aventis’ up-front payments also increased in 2006 from the same period in 2005, due to our receipt in January 2006 of a $25.0 million non-refundable, up-front payment from sanofi-aventis related to the expansion of the companies’ aflibercept collaboration to include Japan. As of December 31, 2006, $70.0 million of the original $105.0 million of up-front payments was deferred and will be recognized as revenue in future periods.

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

In October 2006 we entered into our VEGF Trap-Eye collaboration with Bayer HealthCare. In the fourth quarter of 2007, we determined the appropriate accounting policy for payments from Bayer HealthCare and, in 2007, commenced recognizing previously deferred payments in our Statement of Operations through a cumulative catch-up, as described above. Accordingly, there was no contract research and development revenue earned from Bayer HealthCare in 2006. As of December 31, 2006, the $75.0 million up-front payment received from Bayer HealthCare in October 2006 was deferred and will be recognized as revenue in future periods.

Other contract research and development revenue includes $0.5 million recognized in connection with our NIH Grant, as described above.

Contract manufacturing revenue relates to our long-term agreement with Merck, which expired in October 2006, to manufacture a vaccine intermediate at our Rensselaer facility. Contract manufacturing revenue decreased in 2006 compared to 2005 due to a decrease in product shipments to Merck in 2006. Revenue and the related manufacturing expense were recognized as product was shipped, after acceptance by Merck. Included in contract manufacturing revenue in 2006 and 2005 were $1.2 million and $1.4 million, respectively, of deferred revenue associated with capital improvement reimbursements paid by Merck prior to commencement of production. We do not expect to receive any further contract manufacturing revenue from Merck and there was no Merck deferred revenue as of the end of 2006.

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

Research and Development Expenses:

Research and development expenses decreased to $137.1 million for the year ended December 31, 2006 from $155.6 million for 2005. The following table summarizes the major categories of our research and development expenses for the years ended December 31, 2006 and 2005:

	Year Ended December 31,
			Increase
Research and Development Expenses	2006	2005	(Decrease)

Payroll and benefits (1)	$44.8	$53.6	$(8.8)
Clinical trial expenses	14.9	18.2	(3.3)
Clinical manufacturing costs (2)	39.2	41.6	(2.4)
Research and preclinical development costs	17.5	19.2	(1.7)
Occupancy and other operating costs	20.7	23.0	(2.3)

Total research and development	$137.1	$155.6	$(18.5)

(1)	Includes $8.4 million and $10.5 million of Stock Option Expense for the years ended December 31, 2006 and 2005, respectively.

(2)	Represents the full cost of manufacturing drug for use in research, preclinical development, and clinical trials, including related payroll and benefits, Stock Option Expense, manufacturing materials and supplies, depreciation, and occupancy costs of our Rensselaer manufacturing facility. Includes $1.8 million and $1.4 million of Stock Option Expense for the years ended December 31, 2006 and 2005, respectively.

Payroll and benefits decreased principally due to our lower headcount in 2006. In addition, payroll and benefits in 2006 and 2005 included $0.4 million and $2.2 million, respectively, of severance costs associated with our workforce reduction plan that we initiated in October 2005. Clinical trial expenses decreased primarily due to lower ARCALYSTtm costs in 2006 as we discontinued clinical development of ARCALYSTtm in adult rheumatoid arthritis and osteoarthritis in the second half of 2005. This decrease was partly offset by higher 2006 VEGF Trap-Eye costs related to Phase 1 and Phase 2 clinical trials that we are conducting in wet AMD. Clinical manufacturing costs decreased because of lower costs in 2006 related to manufacturing ARCALYSTtm clinical supplies, which were partially offset by higher costs related to manufacturing aflibercept clinical supplies. Research and preclinical development costs decreased principally because of lower costs for general research supplies in 2006 as we narrowed the focus of our research and development efforts due, in part, to the expiration of our collaboration with Procter & Gamble in June 2005, as described above. Occupancy and other operating costs decreased primarily due to our lower 2006 headcount and lower costs for utilities associated with our leased research facilities in Tarrytown, New York.

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

	Year Ended December 31,
			Increase
Project Costs	2006	2005	(Decrease)
	(In millions)

ARCALYSTTM	$29.6	$57.2	$(27.6)
Aflibercept	30.7	27.8	2.9
VEGF Trap-Eye	21.9	9.3	12.6
Other research programs & unallocated costs	54.9	61.3	(6.4)

Total research and development expenses	$137.1	$155.6	$(18.5)

For the reasons described above under “Research and Development Expenses” for the years ended December 31, 2007 and 2006, and due to the variability in the costs necessary to develop a product and the uncertainties related to future indications to be studied, the estimated cost and scope of the projects, and our ultimate ability to obtain governmental approval for commercialization, accurate and meaningful estimates of the total cost to bring our product candidates to market are not available. Similarly, we are currently unable to reasonably estimate if our product candidates will generate product revenues and material net cash inflows.

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

Other Income and Expense:

In June 2005, we and Procter & Gamble amended our collaboration agreement and agreed that the research activities of both companies under the collaboration agreement were completed. In connection with the amendment, Procter & Gamble made a one-time $5.6 million payment to us, which we recognized as other contract income in 2005. In January 2005, we and sanofi-aventis amended our collaboration agreement to exclude rights to develop and commercialize aflibercept for intraocular delivery to the eye. In connection with the amendment, sanofi-aventis made a one-time $25.0 million payment to us, which we recognized as other contract income in 2005.

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

Years Ended December 31, 2007 and 2006

At December 31, 2007, we had $846.3 million in cash, cash equivalents, restricted cash and marketable securities compared with $522.9 million at December 31, 2006. In connection with our non-exclusive license agreements with AstraZeneca and Astellas, as described above, AstraZeneca and Astellas each made an up-front payment to us of $20.0 million in February and April 2007, respectively. In August 2007, we received a $20.0 million milestone payment from Bayer HealthCare following dosing of the first patient in our Phase 3 study of the VEGF Trap-Eye in wet AMD. In December 2007, we received an $85.0 million upfront payment in connection with our new collaboration with sanofi-aventis to discover, develop, and commercialize fully human monoclonal antibodies. Sanofi-aventis also purchased 12 million newly issued, unregistered shares of our Common Stock in December 2007 for gross proceeds to us of $312.0 million.

Cash Provided by Operations:

Net cash provided by operations was $27.4 million in 2007 and $23.1 million in 2006, and net cash used in operations was $30.3 million in 2005. Our net losses of $105.6 million in 2007, $102.3 million in 2006, and $95.4 million in 2005 included $28.1 million, $18.7 million, and $21.9 million, respectively, of non-cash stock-based employee compensation costs, consisting primarily of Stock Option Expense. Our net losses also included depreciation and amortization of $11.5 million, $14.6 million, and $15.5 million in 2007, 2006, and 2005, respectively, and a $5.9 million non-cash charge in 2007 related to marketable securities which we considered to be other than temporarily impaired in value.

In 2007, end-of-year accounts receivable increased by $10.8 million compared to 2006 due to higher receivable balances related to our collaborations with sanofi-aventis and Bayer HealthCare. Also, prepaid expenses and other assets increased $9.6 million at December 31, 2007 compared to end-of-year 2006 due primarily to higher prepaid clinical trial costs. At December 31, 2007, our deferred revenue balances increased by $89.8 million, compared to end-of-year 2006, due primarily to (i) the $85.0 million up-front payment received from sanofi-aventis, (ii) the $20.0 million milestone payment from Bayer HealthCare which was deemed to be non-substantive and fully deferred, and (iii) the two $20.0 million up-front payments received from each of AstraZeneca and Astellas, all as described above, partly offset by 2007 revenue recognition, principally from these deferred payments and prior year deferred payments from sanofi-aventis and Bayer HealthCare, in our Statement of Operations. Accounts payable, accrued expenses, and other liabilities increased $18.2 million at December 31, 2007 compared to end-of-year 2006 primarily due to a $4.9 million cost-sharing payment due to Bayer Healthcare in connection with the companies’ VEGF Trap-Eye collaboration and higher accruals in 2007 for payroll costs and clinical-related expenses.

In 2006, end-of-year accounts receivable balances decreased by $29.0 million compared to 2005, due to the January 2006 receipt of a $25.0 million up-front payment from sanofi-aventis, which was receivable at December 31, 2005, in connection with an amendment to our aflibercept collaboration to include Japan, and lower amounts due from sanofi aventis for reimbursement of aflibercept development expenses. Also, our deferred revenue balances at December 31, 2006 increased by $60.8 million compared to end-of-year 2005, due primarily to the October 2006 $75.0 million up-front payment from Bayer, as described above, partly offset by 2006 revenue recognition from deferred sanofi-aventis up-front payments. In 2005, our deferred revenue balances increased by $14.5 million compared to 2004, due primarily to the January 2006 $25.0 million up-front payment from sanofi-aventis, which was receivable at December 31, 2005, partly offset by 2005 revenue recognition from deferred sanofi-aventis up-front payments.

The majority of our cash expenditures in 2007, 2006, and 2005 were to fund research and development, primarily related to our clinical programs and, in 2007, our preclinical human monoclonal antibody programs. In 2007, 2006, and 2005, we made two semi-annual interest payments totaling $11.0 million per year on our convertible senior subordinated notes.

Cash Provided by Investing Activities:

Net cash used in investing activities was $85.7 million in 2007 and $155.1 million in 2006, and net cash provided by investing activities was $115.5 million in 2005. In 2007 and 2006, purchases of marketable securities exceeded sales or maturities by $67.3 million and $150.7 million, respectively, whereas in 2005, sales or maturities of marketable securities exceeded purchases by $120.5 million. In addition, capital expenditures in 2007 included the purchase of land and a building in Rensselaer, NY for $9.0 million.

Cash Provided by Financing Activities:

Cash provided by financing activities was $319.4 million in 2007, $185.4 million in 2006, and $4.1 million in 2005. In 2007, sanofi-aventis purchased 12 million newly issued, unregistered shares of our Common Stock for gross proceeds to us of $312.0 million. In 2006, we completed a public offering of 7.6 million shares of our Common Stock and received proceeds, after expenses, of $174.6 million. In addition, proceeds from issuances of Common Stock in connection with exercises of employee stock options were $7.6 million in 2007, $10.4 million in 2006, and $4.1 million in 2005.

Collaborations with the sanofi-aventis Group:

Aflibercept

Under our aflibercept collaboration agreement with sanofi-aventis, as described under “Collaborations” above, agreed upon worldwide aflibercept development expenses incurred by both companies during the term of the agreement, including costs associated with the manufacture of clinical drug supply, will be funded by sanofi-aventis. If the collaboration becomes profitable, we will be obligated to reimburse sanofi-aventis for 50% of these development expenses, including 50% of the $25.0 million payment received in connection with the January 2005 amendment to our collaboration agreement, in accordance with a formula based on the amount of development expenses and our share of the collaboration profits and Japan royalties, or at a faster rate at our option. In addition, if the first commercial sale of an aflibercept product for intraocular delivery to the eye predates the first commercial sale of an aflibercept product under the collaboration by two years, we will begin reimbursing sanofi-aventis for up to $7.5 million of aflibercept development expenses in accordance with a formula until the first commercial aflibercept sale under the collaboration occurs. Since inception of the collaboration agreement through December 31, 2007, we and sanofi-aventis have incurred $306.8 million in agreed upon development expenses related to aflibercept. Currently, multiple clinical studies to evaluate aflibercept as both a single agent and in combination with other therapies in various cancer indications are ongoing, and we and sanofi-aventis plan to initiate additional aflibercept clinical studies in 2008.

Sanofi-aventis funded $38.3 million, $36.4 million, and $33.9 million, respectively, of our aflibercept development costs in 2007, 2006, and 2005, of which $10.5 million, $6.8 million, and $10.5 million, respectively, were included in accounts receivable as of December 31, 2007, 2006, and 2005. In addition, we received up-front payments of $80.0 million in September 2003 and $25.0 million in January 2006 from sanofi-aventis in connection with our collaboration. Both up-front payments were recorded to deferred revenue and are being recognized as contract research and development revenue over the period during which we expect to perform services. In 2007, 2006, and 2005, we recognized $8.8 million, $11.4 million, and $9.5 million of revenue, respectively, related to these up-front payments.

Sanofi-aventis has the right to terminate the agreement without cause with at least twelve months advance notice. Upon termination of the agreement for any reason, any remaining obligation to reimburse sanofi-aventis for 50% of aflibercept development expenses will terminate and we will retain all rights to aflibercept.

Antibodies

As part of the discovery agreement under our collaboration with sanofi-aventis to discover, develop, and commercialize fully human monoclonal antibodies, as described under “Collaborations” above, sanofi-aventis will fund up to $475.0 million of our research through December 31, 2012, subject to specified funding limits of $75.0 million for the period from the collaboration’s inception through December 31, 2008, and $100.0 million annually in each of the next four years. The discovery agreement will expire on December 31, 2012; however, sanofi-aventis has an option to extend the agreement for up to an additional three years for further antibody development and preclinical activities.

As part of the license agreement under the collaboration, agreed upon worldwide development expenses incurred by both companies during the term of the agreement will be funded by sanofi-aventis, except that following receipt of the first positive Phase 3 trial results for a co-developed drug candidate, subsequent Phase 3 trial-related costs (called Shared Phase 3 Trial Costs) for that drug candidate will be shared 80% by sanofi-aventis and 20% by us. If the collaboration becomes profitable, we will be obligated to reimburse sanofi-aventis for 50% of development expenses that were fully funded by sanofi-aventis (or half of $0.7 million as of December 31, 2007) and 30% of Shared Phase 3 Trial Costs, in accordance with a defined formula based on the amounts of these expenses and our share of the collaboration profits from commercialization of collaboration products. The first therapeutic antibody to enter clinical development under the collaboration is REGN88, which has started clinical trials in rheumatoid arthritis. The second is expected to be a Dll4 antibody, which is currently slated to enter clinical development in mid-2008.

In 2007, sanofi-aventis funded $3.0 million of our expenses under the collaboration’s discovery agreement and $0.7 million of our REGN88 development costs under the license agreement. These amounts were included in accounts receivable as of December 31, 2007. In addition, the $85.0 million up-front payment received from sanofi-aventis in December 2007 was recorded to deferred revenue and is being recognized as contract research and development revenue over the period during which we expect to perform services. In 2007, we recognized $0.9 million related to this up-front payment.

With respect to each antibody product which enters development under the license agreement, sanofi-aventis or we may, by giving twelve months notice, opt-out of further development and/or commercialization of the product, in which event the other party retains exclusive rights to continue the development and/or commercialization of the product. We may also opt-out of the further development of an antibody product if we give notice to sanofi-aventis within thirty days of the date that sanofi-aventis enters joint development of such antibody product under the license agreement. Each of the discovery agreement and the license agreement contains other termination provisions, including for material breach by the other party and, in the case of the discovery agreement, a termination right for sanofi-aventis under certain circumstances, including if certain minimal criteria for the discovery program are not achieved. Prior to December 31, 2012, sanofi-aventis has the right to terminate the discovery agreement without cause with at least three months advance written notice; however, except under defined circumstances, sanofi-aventis would be obligated to immediately pay to us the full amount of unpaid research funding during the remaining term of the research agreement through December 31, 2012. Upon termination of the collaboration in its entirety, our obligation to reimburse sanofi-aventis for development costs out of any future profits from collaboration products will terminate.

Collaboration with Bayer HealthCare:

Under our collaboration agreement with Bayer HealthCare, as described under “Collaborations” above, agreed upon VEGF Trap-Eye development expenses incurred by both companies in 2007 under a global development plan, were shared as follows: The first $50.0 million was shared equally and we were solely responsible for up to the next $40.0 million. In 2007, cost-sharing between Bayer HealthCare and us of VEGF Trap-Eye development expenses resulted in (i) reimbursement of $14.3 million of our VEGF Trap-Eye development expenses by Bayer HealthCare, of which $2.8 million was included in accounts receivable at December 31, 2007, and (ii) payment of $4.9 million of Bayer HealthCare VEGF Trap-Eye development expenses by us, which was included in accrued expenses at December 31, 2007. Neither party was reimbursed for any development expenses that it incurred prior to 2007.

In 2008, agreed upon VEGF Trap-Eye development expenses incurred by both companies under a global development plan will be shared as follows: Up to the first $70.0 million will be shared equally, we are solely responsible for up to the next $30.0 million, and over $100.0 million will be shared equally. In 2009 and thereafter, all development expenses will be shared equally.

If the VEGF Trap-Eye is granted marketing authorization in a major market country outside the United States and the collaboration becomes profitable, we will be obligated to reimburse Bayer HealthCare out of our share of the collaboration profits for 50% of the agreed upon development expenses that Bayer HealthCare has incurred (or half of $25.4 million as of December 31, 2007) in accordance with a formula based on the amount of development expenses that Bayer HealthCare has incurred and our share of the collaboration profits, or at a faster rate at our option. In 2007, we and Bayer HealthCare initiated a Phase 3 study of the VEGF Trap-Eye in wet AMD. A second Phase 3 study of the VEGF Trap-Eye in wet AMD is planned for 2008.

We received a $75.0 million up-front payment in October 2006 and a $20.0 non-substantive milestone payment in August 2007 from Bayer HealthCare in connection with our collaboration. Both payments were recorded to deferred revenue and are being recognized as contract research and development revenue over the period during which we expect to perform services. In 2007, we recognized $15.9 million of revenue related to these deferred payments. We did not recognize revenue in connection with our collaboration with Bayer HealthCare in 2006.

Bayer HealthCare has the right to terminate the agreement without cause with at least six months or twelve months advance notice depending on defined circumstances at the time of termination. In the event of termination of the agreement for any reason, we retain all rights to the VEGF Trap-Eye.

National Institutes of Health Grant:

Under our five-year grant from the NIH, as described under “Other Agreements” above, we are entitled to receive a minimum of $17.9 million over a five-year period, subject to compliance with the grant’s terms and annual funding approvals, and another $1.0 million to optimize our existing C57BL/6 ES cell line and its proprietary growth medium. In 2007 and 2006, we recognized $5.5 million and $0.5 million, respectively, of revenue related to the NIH Grant, of which $1.0 million and $0.5 million, respectively, was receivable at the end of 2007 and 2006. In 2008, we expect to receive funding of approximately $5 million for reimbursement of Regeneron expenses related to the NIH Grant.

License Agreement with AstraZeneca and Astellas:

Under these non-exclusive license agreements, AstraZeneca and Astellas each made a $20.0 million non-refundable, up-front payment to us in February and April 2007, respectively. AstraZeneca and Astellas are each required to make up to five additional annual payments of $20.0 million, subject to each licensee’s ability to terminate its license agreement with us after making the first three additional payments or earlier if the technology does not meet minimum performance criteria.

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

Convertible Debt:

In 2001, we issued $200.0 million aggregate principal amount of convertible senior subordinated notes in a private placement and received proceeds, after deducting the initial purchasers’ discount and out-of pocket expenses, of $192.7 million. The notes bear interest at 5.5% per annum, payable semi-annually, and mature in 2008. The notes are convertible into shares of our Common Stock at a conversion price of approximately $30.25 per share, subject to adjustment in certain circumstances. If the price per share of our Common Stock is above $30.25 at maturity, we would expect the notes would be converted into shares of Common Stock. Otherwise, we will be required to repay the $200.0 million aggregate principal amount of the notes or refinance the notes prior to maturity; however, we can provide no assurance that we will be able to successfully arrange such refinancing.

New Operating Lease — Tarrytown, New York Facilities:

We currently lease approximately 232,000 square feet of laboratory and office facilities in Tarrytown, New York under operating lease agreements. In December 2006, we entered into a new operating lease agreement for approximately 221,000 square feet of laboratory and office space at our current Tarrytown location. The new lease includes approximately 27,000 square feet that we currently occupy (our retained facilities) and approximately 194,000 square feet to be located in new facilities that are under construction and expected to be completed in mid-2009. In 2007, we amended the December 2006 operating lease agreement to increase the amount of new space we will lease from approximately 194,000 square feet to approximately 230,000 square feet, for an amended total under the new lease of approximately 257,000 square feet. The term of the lease is now expected to commence in mid-2008 and will expire approximately 16 years later. Under the new lease we also have various options and rights on additional space at the Tarrytown site, and will continue to lease our present facilities until the new facilities are ready for occupancy. In addition, the lease contains three renewal options to extend the term of the lease by five years each and early termination options for our retained facilities only. The lease provides for monthly payments over the term of the lease related to our retained facilities, the costs of construction and tenant improvements for our new facilities, and additional charges for utilities, taxes, and operating expenses.

In connection with the new lease agreement, in December 2006, we issued a letter of credit in the amount of $1.6 million to our landlord, which is collateralized by a $1.6 million bank certificate of deposit.

Capital Expenditures:

Our additions to property, plant, and equipment totaled $19.6 million in 2007, $3.3 million in 2006, and $4.7 million in 2005. In 2008, we expect to incur approximately $55 to $65 million in capital expenditures primarily in connection with expanding our manufacturing capacity at our Rensselaer, New York facilities and tenant improvements and related costs in connection with our new Tarrytown operating lease, as described above. We expect that approximately $30 million of projected 2008 Tarrytown tenant improvement costs will be reimbursed by our landlord in connection with our new operating lease.

Funding Requirements:

Our total expenses for research and development from inception through December 31, 2007 have been approximately $1,352 million. We have entered into various agreements related to our activities to develop and commercialize product candidates and utilize our technology platforms, including collaboration agreements, such as those with sanofi-aventis and Bayer HealthCare, and agreements to use our Velocigene technology platform. We incurred expenses associated with these agreements, which include an allocable portion of general and administrative costs, of $108.2 million, $43.4 million, and $42.2 million in 2007, 2006, and 2005, respectively.

We expect to continue to incur substantial funding requirements primarily for research and development activities (including preclinical and clinical testing). Before taking into account reimbursements from collaborators, we currently anticipate that approximately 55-65% of our expenditures for 2008 will be directed toward the preclinical and clinical development of product candidates, including ARCALYSTtm, aflibercept, VEGF Trap-Eye, and monoclonal antibodies (including REGN88 and the Dll4 antibody); approximately 15-20% of our expenditures for 2008 will be applied to our basic research and early preclinical activities and the remainder of our expenditures for 2008 will be used for the continued development of our novel technology platforms, capital expenditures, and general corporate purposes.

In connection with our funding requirements, the following table summarizes our contractual obligations as of December 31, 2007. These obligations and commitments assume non-termination of agreements and represent expected payments based on current operating forecasts, which are subject to change:

		Payments Due by Period
		Less than	1 to 3	3 to 5	Greater than
	Total	one year	years	years	5 years
	(In millions)

Convertible senior subordinated notes payable (1)	$211.0	$211.0
Operating leases (2)	253.0	5.1	$24.6	$29.7	$193.6
Purchase obligations (3)	125.9	60.4	65.5

Total contractual obligations	$589.9	$276.5	$90.1	$29.7	$193.6

(1)	Includes amounts representing interest.

(2)	Includes projected obligations based, in part, upon budgeted construction and tenant improvement costs related to our new operating lease for facilities under construction in Tarrytown, New York, as described above. Excludes future contingent rental costs for utilities, real estate taxes, and operating expenses. In 2007, these costs were $8.8 million.

(3)	Purchase obligations primarily relate to (i) research and development commitments, including those related to clinical trials, (ii) capital expenditures for equipment acquisitions, and (iii) license payments. Our obligation to pay certain of these amounts may increase or be reduced based on certain future events. Open purchase orders for the acquisition of goods and services in the ordinary course of business are excluded from the table above.

Under our collaboration with Bayer HealthCare, over the next several years we and Bayer HealthCare will share agreed upon VEGF Trap-Eye development expenses incurred by both companies, under a global development plan, as described above. In addition, under our collaboration agreements with sanofi-aventis and Bayer HealthCare, if the applicable collaboration becomes profitable, we have contingent contractual obligations to reimburse sanofi- aventis and Bayer HealthCare for a defined percentage (generally 50%) of agreed-upon development expenses incurred by sanofi-aventis and Bayer HealthCare, respectively. Profitability under each collaboration will be measured by calculating net sales less agreed-upon expenses. These reimbursements would be deducted from our share of the collaboration profits (and, for our aflibercept collaboration with sanofi-aventis, royalties on product sales in Japan) otherwise payable to us unless we agree to reimburse these expenses at a faster rate at our option. Given the uncertainties related to drug development (including the development of aflibercept and co-developed antibody candidates in collaboration with sanofi-aventis and the VEGF Trap-Eye in collaboration with Bayer HealthCare) such as the variability in the length of time necessary to develop a product candidate and the ultimate ability to obtain governmental approval for commercialization, we are currently unable to reliably estimate if our collaborations with sanofi-aventis and Bayer HealthCare will become profitable.

The amount we need to fund operations will depend on various factors, including the status of competitive products, the success of our research and development programs, the potential future need to expand our professional and support staff and facilities, the status of patents and other intellectual property rights, the delay or failure of a clinical trial of any of our potential drug candidates, and the continuation, extent, and success of our collaborations with sanofi-aventis and Bayer HealthCare. Clinical trial costs are dependent, among other things, on the size and duration of trials, fees charged for services provided by clinical trial investigators and other third parties, the costs for manufacturing the product candidate for use in the trials, and for supplies, laboratory tests, and other expenses. The amount of funding that will be required for our clinical programs depends upon the results of our research and preclinical programs and early-stage clinical trials, regulatory requirements, the duration and results of clinical trials underway and of additional clinical trials that we decide to initiate, and the various factors that affect the cost of each trial as described above. In the future, if we are able to successfully develop, market, and sell certain of our product candidates, we may be required to pay royalties or otherwise share the profits generated on such sales in connection with our collaboration and licensing agreements.

We expect that expenses related to the filing, prosecution, defense, and enforcement of patent and other intellectual property claims will continue to be substantial as a result of patent filings and prosecutions in the United States and foreign countries.

We believe that our existing capital resources, including funding we are entitled to receive under our collaboration agreements, will enable us to meet operating needs through at least 2012. However, this is a forward-looking statement based on our current operating plan, and there may be a change in projected revenues or expenses that would lead to our capital being consumed significantly before such time. If there is insufficient capital to fund all of our planned operations and activities, we believe we would prioritize available capital to fund preclinical and clinical development of our product candidates. Other than the $1.6 million letter of credit issued to our landlord in connection with our new operating lease for facilities in Tarrytown, New York, as described above, we have no off-balance sheet arrangements. In addition, we do not guarantee the obligations of any other entity. As of December 31, 2007, we had no established banking arrangements through which we could obtain short-term financing or a line of credit. In the event we need additional financing for the operation of our business, we will consider collaborative arrangements and additional public or private financing, including additional equity financing. Factors influencing the availability of additional financing include our progress in product development, investor perception of our prospects, and the general condition of the financial markets. We may not be able to secure the necessary funding through new collaborative arrangements or additional public or private offerings. If we cannot raise adequate funds to satisfy our capital requirements, we may have to delay, scale-back, or eliminate certain of our research and development activities or future operations. This could materially harm our business.

Critical Accounting Policies and Significant Judgments and Estimates

Revenue Recognition:

We recognize contract research and development revenue and research progress payments in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104) and Emerging Issues Task Force 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (EITF 00-21). We earn contract research and development revenue and research progress payments in connection with collaboration and other agreements to develop and commercialize product candidates and utilize our technology platforms. The terms of these agreements typically include non-refundable up-front licensing payments, research progress (milestone) payments, and payments for development activities. Non-refundable up-front license payments, where continuing involvement is required of us, are deferred and recognized over the related performance period. We estimate our performance period based on the specific terms of each agreement, and adjust the performance periods, if appropriate, based on the applicable facts and circumstances. Payments which are based on achieving a specific substantive performance milestone, involving a degree of risk, are recognized as revenue when the milestone is achieved and the related payment is due and non-refundable, provided there is no future service obligation associated with that milestone. Substantive performance milestones typically consist of significant achievements in the development life-cycle of the related product candidate, such as completion of clinical trials, filing for approval with regulatory agencies, and approvals by regulatory agencies. In determining whether a payment is deemed to be a substantive performance milestone, we take into consideration (i) the nature, timing, and value of significant achievements in the development life-cycle of the related development product candidate, (ii) the relative level of effort required to achieve the milestone, and (iii) the relative level of risk in achieving the milestone, taking into account the high degree of uncertainty in successfully advancing product candidates in a drug development program and in ultimately attaining an approved drug product. Payments for achieving milestones which are not considered substantive are accounted for as license payments and recognized over the related performance period.

We enter into collaboration agreements that include varying arrangements regarding which parties perform and bear the costs of research and development activities. We may share the costs of research and development activities with our collaborator, such as in our VEGF Trap-Eye collaboration with Bayer HealthCare, or we may be reimbursed for all or a significant portion of the costs of our research and development activities, such as in our aflibercept and antibody collaborations with sanofi-aventis. We record our internal and third-party development costs associated with these collaborations as research and development expenses. When we are entitled to reimbursement of all or a portion of the research and development expenses that we incur under a collaboration, we record those reimbursable amounts as contract research and development revenue proportionately as we recognize our expenses. If the collaboration is a cost-sharing arrangement in which both we and our collaborator perform development work and share costs, in periods when our collaborator incurs development expenses that benefit the collaboration and Regeneron, we also recognize, as additional research and development expense, the portion of the collaborator’s development expenses that we are obligated to reimburse. In addition, we record revenue in connection with a government research grant using a proportional performance model as we incur expenses related to the grant, subject to the grant’s terms and annual funding approvals.

In connection with non-refundable licensing payments, our performance period estimates are principally based on projections of the scope, progress, and results of our research and development activities. Due to the variability in the scope of activities and length of time necessary to develop a drug product, changes to development plans as programs progress, and uncertainty in the ultimate requirements to obtain governmental approval for commercialization, revisions to performance period estimates are possible, and could result in material changes to the amount of revenue recognized each year in the future. In addition, performance periods may be extended if development programs encounter delays or we and our collaborators decide to expand our clinical plans for a drug candidate into additional disease indications. Also, if a collaborator terminates an agreement in accordance with the terms of the agreement, we would recognize any unamortized remainder of an up-front or previously deferred payment at the time of the termination. For the year ended December 31, 2006, changes in estimates of our performance periods, including an extension of our estimated performance period for our aflibercept collaboration with sanofi-aventis, did not have a material impact on contract research and development revenue that we recognized. For the year ended December 31, 2007, we recognized $2.6 million less in contract research and development revenue, compared to amounts recognized in 2006, in connection with $105.0 million of non-refundable up-front payments previously received from sanofi-aventis pursuant to the companies’ aflibercept collaboration, due to an extension of our estimated performance period.

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

Clinical activities which relate principally to clinical sites and other administrative functions to manage our clinical trials are performed primarily by contract research organizations (CROs). CROs typically perform most of the start-up activities for our trials, including document preparation, site identification, screening and preparation, pre-study visits, training, and program management. On a budgeted basis, these start-up costs are typically 10% to 15% of the total contract value. On an actual basis, this percentage range can be significantly wider, as many of our contracts with CROs are either expanded or reduced in scope compared to the original budget, while start-up costs for the particular trial may not change materially. These start-up costs usually occur within a few months after the contract has been executed and are event driven in nature. The remaining activities and related costs, such as patient monitoring and administration, generally occur ratably throughout the life of the individual contract or study. In the event of early termination of a clinical trial, we accrue and recognize expenses in an amount based on our estimate of the remaining non-cancelable obligations associated with the winding down of the clinical trial and/or penalties.

For clinical study sites, where payments are made periodically on a per-patient basis to the institutions performing the clinical study, we accrue on an estimated cost-per-patient basis an expense based on subject enrollment and activity in each quarter. The amount of clinical study expense recognized in a quarter may vary from period to period based on the duration and progress of the study, the activities to be performed by the sites each quarter, the required level of patient enrollment, the rate at which patients actually enroll in and drop-out of the clinical study, and the number of sites involved in the study. Clinical trials that bear the greatest risk of change in estimates are typically those that have a significant number of sites, require a large number of patients, have complex patient screening requirements, and span multiple years. During the course of a trial, we adjust our rate of clinical expense recognition if actual results differ from our estimates. Our estimates and assumptions for clinical expense recognition could differ significantly from our actual results, which could cause material increases or decreases in research and development expenses in future periods when the actual results become known. No material adjustments to our past clinical trial accrual estimates were made during the years ended December 31, 2007 or 2006.

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

Effective January 1, 2006, we adopted the provisions of SFAS 123R, Share-Based Payment, which is a revision of SFAS 123. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, and requires the recognition of compensation expense in an amount equal to the fair value of the share-based payment (including stock options and restricted stock) issued to employees. SFAS 123R requires companies to estimate the number of awards that are expected to be forfeited at the time of grant and to revise this estimate, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Effective January 1, 2005, and prior to our adoption of SFAS 123R, we recognized the effect of forfeitures in stock-based compensation cost in the period when they occurred, in accordance with SFAS 123. Upon adoption of SFAS 123R effective January 1, 2006, we were required to record a cumulative effect adjustment to reflect the effect of estimated forfeitures related to outstanding awards that were not expected to vest as of the SFAS 123R adoption date. This adjustment reduced our loss by $0.8 million and is included in our operating results for the year ended December 31, 2006 as a cumulative-effect adjustment of a change in accounting principle.

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

Future Impact of Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, however on December 14, 2007, the FASB issued a proposed staff position (FSP FAS 157-b) which would delay the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. We are required to adopt SFAS 157 as it relates to our financial assets and financial liabilities effective for the fiscal year beginning January 1, 2008, and as it relates to our nonfinancial assets and nonfinancial liabilities for the fiscal year beginning January 1, 2009. Our management does not anticipate that the adoption of SFAS 157 will have a material impact on our financial statements.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are required to adopt SFAS 159 effective for the fiscal year beginning January 1, 2008. Our management does not anticipate that the adoption of SFAS 159 will have a material impact on our financial statements.

In June 2007, the Emerging Issues Task Force issued Statement No. 07-3, Accounting for Non-refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (EITF 07-3). EITF 07-3 addresses how entities involved in research and development activities should account for the non-refundable portion of an advance payment made for future research and development activities and requires that such payments be deferred and capitalized, and recognized as an expense when the goods are delivered or the related services are performed. EITF 07-3 is effective for fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. We are required to adopt EITF 07-3 effective for the fiscal year beginning January 1, 2008. Our management does not anticipate that the adoption of EITF 07-3 will have a material impact on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk:

Our earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from our investment of available cash balances in investment grade corporate, asset-backed, and U.S. government securities.

We do not believe we are materially exposed to changes in interest rates. Under our current policies we do not use interest rate derivative instruments to manage exposure to interest rate changes. We estimated that a one percent change in interest rates would result in approximately a $1.9 million and $1.7 million decrease in the fair value of our investment portfolio at December 31, 2007 and 2006, respectively. The increase in the potential impact of an interest rate change at December 31, 2007, compared to December 31, 2006, is due primarily to slight increases in our investment portfolio’s duration to maturity at the end of 2007 versus the end of 2006.

Credit Quality Risk:

We have an investment policy that includes guidelines on acceptable investment securities, minimum credit quality, maturity parameters, and concentration and diversification. Nonetheless, deterioration of the credit quality of an investment security subsequent to purchase may subject us to the risk of not being able to recover the full principal value of the security. In 2007, we recognized a $5.9 million charge related to marketable securities which we considered to be other than temporarily impaired in value.

Item 8.	Financial Statements and Supplementary Data

The financial statements required by this Item are included on pages F-1 through F-38 of this report. The supplementary financial information required by this Item is included at pages F-37 and F-38 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our chief executive officer and chief financial officer each concluded that, as of the end of such period, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported on a timely basis, and is accumulated and communicated to the Company’s management, including the Company’s chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation our management has concluded that our internal control over financial reporting was effective as of December 31, 2007. The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance

The information required by this item (other than the information set forth in the next paragraph in this Item 10) will be included under the captions “Election of Directors,” “Board Committees and Meetings,” “Executive Officers of the Company,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” in our definitive proxy statement with respect to our 2008 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.

We have adopted a code of business conduct and ethics that applies to our officers, directors and employees. The full text of our code of business conduct and ethics can be found on the Company’s website (http://www.regn.com) under the Investor Relations heading.

Item 11.	Executive Compensation

The information called for by this item will be included under the captions “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” “Executive Compensation” and “Compensation of Directors” in our definitive proxy statement with respect to our 2008 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this item will be included under the captions “Equity Compensation Plan Information”, “Security Ownership of Management” and “Stock Ownership of Certain Beneficial Owners” in our definitive proxy statement with respect to our 2008 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included under the captions “Elections of Directors” and “Review of Transactions with Related Persons” in our definitive proxy statement with respect to our 2008 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information called for by this item will be included under the caption “Information about Fees Paid to Independent Registered Public Accounting Firm” in our definitive proxy statement with respect to our 2008 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.

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

3. Exhibits

Exhibit
Number		Description

3.1			—	Restated Certificate of Incorporation, filed February 11, 2008 with the New York Secretary of State.
3.2		(a)	—	By-Laws of the Company, currently in effect (amended through November 9, 2007).
10.1		(b)	—	1990 Amended and Restated Long-Term Incentive Plan.
10.2		(c)	—	2000 Long-Term Incentive Plan.
10	.3.1	(d)	—	Amendment No. 1 to 2000 Long-Term Incentive Plan, effective as of June 14, 2002.
10	.3.2	(d)	—	Amendment No. 2 to 2000 Long-Term Incentive Plan, effective as of December 20, 2002.
10	.3.3	(e)	—	Amendment No. 3 to 2000 Long-term Incentive Plan, effective as of June 14, 2004.
10	.3.4	(f)	—	Amendment No. 4 to 2000 Long-term Incentive Plan, effective as of November 15, 2004.
10	.3.5	(g)	—	Form of option agreement and related notice of grant for use in connection with the grant of options to the Registrant’s non-employee directors and named executive officers.
10	.3.6	(g)	—	Form of option agreement and related notice of grant for use in connection with the grant of options to the Registrant’s executive officers other than the named executive officers.
10	.3.7	(h)	—	Form of restricted stock award agreement and related notice of grant for use in connection with the grant of restricted stock awards to the Registrant’s executive officers.
10.4		(d)	—	Employment Agreement, dated as of December 20, 2002, between the Company and Leonard S. Schleifer, M.D., Ph.D.
10	.5*	(i)	—	Employment Agreement, dated as of December 31, 1998, between the Company and P. Roy Vagelos, M.D.
10.6		(j)	—	Regeneron Pharmaceuticals, Inc. Change in Control Severance Plan, effective as of February 1, 2006.
10.7		(k)	—	Indenture, dated as of October 17, 2001, between Regeneron Pharmaceuticals, Inc. and American Stock Transfer & Trust Company, as trustee.
10.8		(k)	—	Registration Rights Agreement, dated as of October 17, 2001, among Regeneron Pharmaceuticals, Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Robertson Stephens, Inc.
10	.9*	(l)	—	IL-1 License Agreement, dated June 26, 2002, by and among the Company, Immunex Corporation, and Amgen Inc.
10	.10*	(m)	—	Collaboration, License and Option Agreement, dated as of March 28, 2003, by and between Novartis Pharma AG, Novartis Pharmaceuticals Corporation, and the Company.
10	.11*	(n)	—	Collaboration Agreement, dated as of September 5, 2003, by and between Aventis Pharmaceuticals Inc. and Regeneron Pharmaceuticals, Inc.
10	.11.1*	(i)	—	Amendment No. 1 to Collaboration Agreement, by and between Aventis Pharmaceuticals Inc. and Regeneron Pharmaceuticals, Inc., effective as of December 31, 2004.
10	.11.2	(o)	—	Amendment No. 2 to Collaboration Agreement, by and between Aventis Pharmaceuticals Inc. and Regeneron Pharmaceuticals, Inc., effective as of January 7, 2005.
10	.11.3*	(p)	—	Amendment No. 3 to Collaboration Agreement, by and between Aventis Pharmaceuticals Inc. and Regeneron Pharmaceuticals, Inc., effective as of December 21, 2005.
10	.11.4*	(p)	—	Amendment No. 4 to Collaboration Agreement, by and between sanofi-aventis U.S., LLC (successor in interest to Aventis Pharmaceuticals, Inc.) and Regeneron Pharmaceuticals, Inc., effective as of January 31, 2006.

Exhibit
Number		Description

10.12		(n)	—	Stock Purchase Agreement, dates as of September 5, 2003, by and between Aventis Pharmaceuticals Inc. and Regeneron Pharmaceuticals, Inc.
10	.13*	(q)	—	License and Collaboration Agreement, dated as of October 18, 2006, by and between Bayer HealthCare LLC and Regeneron Pharmaceuticals, Inc.
10	.14*	(r)	—	Non Exclusive License and Material Transfer Agreement, dated as of February 5, 2007 by and between AstraZeneca UK Limited and Regeneron Pharmaceuticals, Inc.
10.15		(s)	—	Lease, dated as of December 21, 2006, by and between BMR-Landmark at Eastview LLC and Regeneron Pharmaceuticals, Inc.
10	.16*	(t)	—	Non Exclusive License and Material Transfer Agreement, dated as of March 30, 2007, by and between Astellas Pharma Inc. and Regeneron Pharmaceuticals, Inc.
10	.17*	(u)	—	First Amendment to Lease, by and between BMR-Landmark at Eastview LLC and Regeneron Pharmaceuticals, Inc., effective as of October 24, 2007.
10	.18*		—	Discovery and Preclinical Development Agreement, dated as of November 28, 2007, by and between Aventis Pharmaceuticals Inc. and Regeneron Pharmaceuticals, Inc.
10	.19*		—	License and Collaboration Agreement, dated as of November 28, 2007, by and among Aventis Pharmaceuticals Inc., sanofi-aventis Amerique Du Nord and Regeneron Pharmaceuticals, Inc.
10.20			—	Stock Purchase Agreement, dated as of November 28, 2007, by and among sanofi-aventis Amerique Du Nord, sanofi-aventis US LLC and Regeneron Pharmaceuticals, Inc.
10.21			—	Investor Agreement, dated as of December 20, 2007, by and among sanofi-aventis, sanofi-aventis US LLC, Aventis Pharmaceuticals Inc., sanofi-aventis Amerique du Nord, and Regeneron Pharmaceuticals, Inc.
12.1			—	Statement re: computation of ratio of earnings to combined fixed charges of Regeneron Pharmaceuticals, Inc.
23.1			—	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
31.1			—	Certification of CEO pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934.
31.2			—	Certification of CFO pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934.
32			—	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.

Description:

(a)	Incorporated by reference from the Form 8-K for Regeneron Pharmaceuticals, Inc., filed November 13, 2007.

(b)	Incorporated by reference from the Company’s registration statement on Form S-1 (file number 33-39043).

(c)	Incorporated by reference from the Form 10-K for Regeneron Pharmaceuticals, Inc., for the fiscal year ended December 31, 2001, filed March 22, 2002.

(d)	Incorporated by reference from the Form 10-K for Regeneron Pharmaceuticals, Inc., for the fiscal year ended December 31, 2002, filed March 31, 2003.

(e)	Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc. for the quarter ended June 30, 2004, filed August 5, 2004.

(f)	Incorporated by reference from the Form 8-K for Regeneron Pharmaceuticals, Inc., filed November 17, 2004.

(g)	Incorporated by reference from the Form 8-K for Regeneron Pharmaceuticals, Inc., filed December 16, 2005.

(h)	Incorporated by reference from the Form 8-K for Regeneron Pharmaceuticals, Inc., filed December 13, 2004.

(i)	Incorporated by reference from the Form 10-K for Regeneron Pharmaceuticals, Inc. for the fiscal year ended December 31, 2004, filed March 11, 2005.

(j)	Incorporated by reference from the Form 8-K for Regeneron Pharmaceuticals, Inc., filed January 25, 2006.

(k)	Incorporated by reference from the Company’s registration statement on Form S-3 (file number 333-74464).

(l)	Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc. for the quarter ended June 30, 2002, filed August 13, 2002.

(m)	Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc. for the quarter ended March 31, 2003, filed May 15, 2003.

(n)	Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc. for the quarter ended September 30, 2003, filed November 11, 2003.

(o)	Incorporated by reference from the Form 8-K for Regeneron Pharmaceuticals, Inc., filed January 11, 2005.

(p)	Incorporated by reference from the Form 10-K for Regeneron Pharmaceuticals, Inc., for the fiscal year ended December 31, 2005, filed February 28, 2006.

(q)	Incorporated by reference from the Form 8-K for Regeneron Pharmaceuticals, Inc., filed October 18, 2006.

(r)	Incorporated by reference from the Form 10-K for Regeneron Pharmaceuticals, Inc for the year ended December 31, 2006, filed March 12, 2007.

(s)	Incorporated by reference from the Form 8-K for Regeneron Pharmaceuticals, Inc., filed December 22, 2006.

(t)	Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc for the quarter ended March 31, 2007, filed May 4, 2007.

(u)	Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc for the quarter ended September 31, 2007, filed November 7, 2007.

*	Portions of this document have been omitted and filed separately with the Commission pursuant to requests for confidential treatment pursuant to Rule 24b-2.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Regeneron Pharmaceuticals, Inc.

By:	/s/ Leonard S. Schleifer
Leonard S. Schleifer, M.D., Ph.D.
President and Chief Executive Officer

Dated:	New York, New York
February 27, 2008

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title

/s/ Leonard S. Schleifer Leonard S. Schleifer, M.D., Ph.D.	President, Chief Executive Officer, and Director (Principal Executive Officer)

/s/ Murray A. Goldberg Murray A. Goldberg	Senior Vice President, Finance & Administration, Chief Financial Officer, Treasurer, and Assistant Secretary (Principal Financial Officer)

/s/ Douglas S. McCorkle Douglas S. McCorkle	Vice President, Controller and Assistant Treasurer (Principal Accounting Officer)

/s/ George D. Yancopoulos George D. Yancopoulos, M.D., Ph.D	Executive Vice President, Chief Scientific Officer, President, Regeneron Research Laboratories, and Director

/s/ P. Roy Vagelos P. Roy Vagelos, M.D.	Chairman of the Board

/s/ Charles A. Baker Charles A. Baker	Director

Signature	Title

/s/ Michael S. Brown Michael S. Brown, M.D.	Director

/s/ Alfred G. Gilman Alfred G. Gilman, M.D., Ph.D.	Director

/s/ Joseph L. Goldstein Joseph L. Goldstein, M.D.	Director

/s/ Arthur F. Ryan Arthur F. Ryan	Director

/s/ George L. Sing George L. Sing	Director

REGENERON PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Regeneron Pharmaceuticals, Inc.:

In our opinion, the accompanying balance sheets and the related statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Regeneron Pharmaceuticals, Inc. at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

New York, New York
February 27, 2008

REGENERON PHARMACEUTICALS, INC.

BALANCE SHEETS
December 31, 2007 and 2006

	2007	2006
	(In thousands, except share data)

ASSETS
Current assets
Cash and cash equivalents	$498,925	$237,876
Marketable securities	267,532	221,400
Accounts receivable from the sanofi-aventis Group	14,244	6,900
Accounts receivable — other	4,076	593
Prepaid expenses and other current assets	13,052	3,215

Total current assets	797,829	469,984
Restricted cash	1,600	1,600
Marketable securities	78,222	61,983
Property, plant, and equipment, at cost, net of accumulated depreciation and amortization	58,304	49,353
Other assets	303	2,170

Total assets	$936,258	$585,090

LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$39,232	$21,471
Deferred revenue from sanofi-aventis, current portion	18,855	8,937
Deferred revenue — other, current portion	25,577	14,606
Notes payable	200,000

Total current liabilities	283,664	45,014
Deferred revenue from sanofi-aventis	126,431	61,013
Deferred revenue — other	65,896	62,439
Notes payable		200,000

Total liabilities	475,991	368,466

Commitments and contingencies
Stockholders’ equity
Preferred stock, $.01 par value; 30,000,000 shares authorized; issued and outstanding — none
Class A Stock, convertible, $.001 par value: 40,000,000 shares authorized; shares issued and outstanding — 2,260,266 in 2007 and 2,270,353 in 2006	2	2
Common Stock, $.001 par value; 160,000,000 shares authorized;
shares issued and outstanding — 76,592,218 in 2007 and 63,130,962 in 2006	77	63
Additional paid-in capital	1,253,235	904,407
Accumulated deficit	(793,217)	(687,617)
Accumulated other comprehensive income (loss)	170	(231)

Total stockholders’ equity	460,267	216,624

Total liabilities and stockholders’ equity	$936,258	$585,090

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2007, 2006, and 2005

	2007	2006	2005
	(In thousands, except per share data)

Revenues
Contract research and development from sanofi-aventis	$51,687	$47,763	$43,445
Other contract research and development	44,916	3,373	9,002
Contract manufacturing		12,311	13,746
Technology licensing	28,421

	125,024	63,447	66,193

Expenses
Research and development	201,613	137,064	155,581
Contract manufacturing		8,146	9,557
General and administrative	37,865	25,892	25,476

	239,478	171,102	190,614

Loss from operations	(114,454)	(107,655)	(124,421)

Other income (expense)
Other contract income (includes $25.0 million from sanofi-aventis)			30,640
Investment income	20,897	16,548	10,381
Interest expense	(12,043)	(12,043)	(12,046)

	8,854	4,505	28,975

Net loss before cumulative effect of a change in accounting principle	(105,600)	(103,150)	(95,446)
Cumulative effect of adopting Statement of Financial Accounting Standards No. 123R (“SFAS 123R”)		813

Net loss	$(105,600)	$(102,337)	$(95,446)

Net loss per share, basic and diluted:
Net loss before cumulative effect of a change in accounting principle	$(1.59)	$(1.78)	$(1.71)
Cumulative effect of adopting SFAS 123R		0.01

Net loss	$(1.59)	$(1.77)	$(1.71)

Weighted average shares outstanding, basic and diluted	66,334	57,970	55,950

REGENERON PHARMACEUTICALS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2007, 2006, and 2005

								Accumulated
					Additional			Other	Total
	Class A Stock		Common Stock		Paid-in	Unearned	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Income (Loss)	Equity	Income (Loss)
	(In thousands)

Balance, December 31, 2004	2,358	$2	53,502	$54	$675,389	$(2,299)	$(489,834)	$(769)	$182,543
Issuance of Common Stock in connection with exercise of stock options, net of shares tendered			494		4,081				4,081
Issuance of Common Stock in connection with Company 401(k) Savings Plan contribution			90		632				632
Conversion of Class A Stock to Common Stock	(11)		11
Forfeitures of restricted Common Stock under Long-Term Incentive Plan			(5)		(54)	54
Stock-based compensation expense					19,963	1,930			21,893
Net loss, 2005							(95,446)		(95,446)	$(95,446)
Change in net unrealized gain (loss) on marketable securities								299	299	299

Balance, December 31, 2005	2,347	2	54,092	54	700,011	(315)	(585,280)	(470)	114,002	$(95,147)

Issuance of Common Stock in a public offering at $23.03 per share			7,600	8	175,020				175,028
Cost associated with issuance of equity securities					(412)				(412)
Issuance of Common Stock in connection with exercise of stock options, net of shares tendered			1,243	1	10,391				10,392
Issuance of Common Stock in connection with Company 401(k) Savings Plan contribution			121		1,884				1,884
Conversion of Class A Stock to Common Stock	(77)		77
Forfeitures of restricted Common Stock under Long-Term Incentive Plan			(2)
Stock-based compensation expense					18,641				18,641
Adjustment to reduce unearned compensation upon adoption of SFAS 123R					(315)	315
Cumulative effect of adopting SFAS 123R					(813)				(813)
Net loss, 2006							(102,337)		(102,337)	$(102,337)
Change in net unrealized gain (loss) on marketable securities								239	239	239

Balance, December 31, 2006	2,270	2	63,131	63	904,407	—	(687,617)	(231)	216,624	$(102,098)

(Continued)

REGENERON PHARMACEUTICALS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY — (Continued)
For the Years Ended December 31, 2007, 2006, and 2005

								Accumulated
					Additional			Other	Total
	Class A Stock		Common Stock		Paid-in	Unearned	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Income (Loss)	Equity	Income (Loss)
	(In thousands)

Issuance of Common Stock in connection with exercise of stock options, net of shares tendered			886	1	7,618				7,619
Issuance of Common Stock to sanofi-aventis			12,000	12	311,988				312,000
Cost associated with issuance of equity securities to sanofi-aventis					(219)				(219)
Issuance of Common Stock in connection with Company 401(k) Savings Plan contribution			65		1,367				1,367
Issuance of restricted Common Stock under Long- Term Incentive Plan			500	1	(1)
Conversion of Class A Stock to Common Stock	(10)		10
Stock-based compensation expense					28,075				28,075
Net loss, 2007							(105,600)		(105,600)	$(105,600)
Change in net unrealized gain (loss) on marketable securities								401	401	401

Balance, December 31, 2007	2,260	$2	76,592	$77	$1,253,235	—	$(793,217)	$170	$460,267	$(105,199)

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2007, 2006, and 2005

	2007	2006	2005
	(In thousands)

Cash flows from operating activities
Net loss	$(105,600)	$(102,337)	$(95,446)

Adjustments to reconcile net loss to net cash provided
by (used in) operating activities
Depreciation and amortization	11,487	14,592	15,504
Non-cash compensation expense	28,075	18,675	21,859
Impairment charge on marketable securities	5,943
Cumulative effect of a change in accounting principle		(813)
Changes in assets and liabilities
(Increase) decrease in accounts receivable	(10,827)	29,028	6,581
(Increase) decrease in prepaid expenses and other assets	(9,649)	155	74
Decrease in inventory		3,594	1,250
Increase in deferred revenue	89,764	60,833	14,469
Increase (decrease) in accounts payable, accrued expenses,
and other liabilities	18,179	(652)	5,413

Total adjustments	132,972	125,412	65,150

Net cash provided by (used in) operating activities	27,372	23,075	(30,296)

Cash flows from investing activities
Purchases of marketable securities	(594,446)	(456,893)	(102,990)
Sales or maturities of marketable securities	527,169	306,199	223,448
Capital expenditures	(18,446)	(2,811)	(4,964)
Increase in restricted cash		(1,600)

Net cash (used in) provided by investing activities	(85,723)	(155,105)	115,494

Cash flows from financing activities
Net proceeds from the issuance of Common Stock	319,400	185,008	4,081
Other		390

Net cash provided by financing activities	319,400	185,398	4,081

Net increase in cash and cash equivalents	261,049	53,368	89,279
Cash and cash equivalents at beginning of period	237,876	184,508	95,229

Cash and cash equivalents at end of period	$498,925	$237,876	$184,508

Supplemental disclosure of cash flow information
Cash paid for interest	$11,000	$11,000	$11,002

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS
For the years ended December 31, 2007, 2006, and 2005
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

NOTES TO FINANCIAL STATEMENTS — (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

Revenue Recognition

a. Contract Research and Development and Research Progress Payments

The Company recognizes contract research and development revenue and research progress payments in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”) and Emerging Issues Task Force 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). The Company earns contract research and development revenue and research progress payments in connection with collaboration and other agreements to develop and commercialize product candidates and utilize the Company’s technology platforms. The terms of these agreements typically include non-refundable up-front licensing payments, research progress (milestone) payments, and payments for development activities. Non-refundable up-front license payments, where continuing involvement is required of the Company, are deferred and recognized over the related performance period. The Company estimates its performance period based on the specific terms of each agreement, and adjusts the performance periods, if appropriate, based on the applicable facts and circumstances. Payments which are based on achieving a specific performance milestone, involving a degree of risk, are recognized as revenue when the milestone is achieved and the related payment is due and non-refundable, provided there is no future service obligation associated with that milestone. Substantive performance milestones typically consist of significant achievements in the development life-cycle of the related product candidate, such as completion of clinical trials and approvals by regulatory agencies. In determining whether a payment is deemed to be a substantive performance milestone, the Company takes into consideration (i) the nature, timing, and value of significant achievements in the development life-cycle of the related development product candidate, (ii) the relative level of effort required to achieve the milestone, and (iii) the relative level of risk in achieving the milestone, taking into account the high degree of uncertainty in successfully advancing product candidates in a drug development program and in ultimately attaining an approved drug product. Payments for achieving milestones which are not considered substantive are accounted for as license payments and recognized over the related performance period.

The Company enters into collaboration agreements that include varying arrangements regarding which parties perform and bear the costs of research and development activities. The Company may share the costs of research and development activities with a collaborator, such as in the Company’s VEGF Trap-Eye collaboration with Bayer HealthCare LLC, or the Company may be reimbursed for all or a significant portion of the costs of the Company’s research and development activities, such as in the Company’s aflibercept and antibody collaborations with sanofi-aventis. The Company records its internal and third-party development costs associated with these collaborations as research and development expenses. When the Company is entitled to reimbursement of all or a portion of the research and development expenses that it incurs under a collaboration, the Company records those reimbursable amounts as contract research and development revenue proportionately as the Company recognizes its expenses. If the collaboration is a cost-sharing arrangement in which both the Company and its collaborator perform development work and share costs, in periods when the Company’s collaborator incurs development expenses that benefit the collaboration and Regeneron, the Company also recognizes, as additional research and development expense, the portion of the collaborator’s development expenses that the Company is obligated to reimburse. In addition, the Company records revenue in connection with a government research grant using a proportional performance model as it incurs expenses related to the grant, subject to the grant’s terms and annual funding approvals.

In connection with non-refundable licensing payments, the Company’s performance period estimates are principally based on projections of the scope, progress, and results of its research and development activities. Due to the variability in the scope of activities and length of time necessary to develop a drug product, changes to development plans as programs progress, and uncertainty in the ultimate requirements to obtain governmental approval for commercialization, revisions to performance period estimates are possible, and could result in material changes to the amount of revenue recognized each year in the future. In addition, performance periods may be extended if the Company and its collaborators decide to expand the clinical plans for a drug candidate into

REGENERON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

additional disease indications. Also, if a collaborator terminates an agreement in accordance with the terms of the agreement, the Company would recognize any unamortized remainder of an up-front or previously deferred payment at the time of the termination.

b. Contract Manufacturing

The Company manufactured product and performed services for a third party under a contract manufacturing agreement which expired in October 2006. Contract manufacturing revenue was recognized as product was shipped and as services were performed (see Note 13).

c. Technology Licensing

The Company enters into non-exclusive license agreements with third parties that allow the third party to utilize the Company’s VelocImmune® technology in its internal research programs. The terms of these agreements include annual, non-refundable, up-front payments and entitle the Company to receive royalties on any future sales of products discovered by the third party using the Company’s VelocImmune technology (see Note 12). Annual, non-refundable, up-front payments under these agreements, where continuing involvement is required of the Company, are deferred and recognized ratably over their respective annual license periods.

Investment Income

Interest income, which is included in investment income, is recognized as earned.

Research and Development Expenses

Research and development expenses include costs directly attributable to the conduct of research and development programs, including the cost of salaries, payroll taxes, employee benefits, materials, supplies, depreciation on and maintenance of research equipment, costs related to research collaboration and licensing agreements (see Note 10), the cost of services provided by outside contractors, including services related to the Company’s clinical trials, clinical trial expenses, the full cost of manufacturing drug for use in research, preclinical development, and clinical trials, amounts that the Company is obligated to reimburse to collaborators for research and development expenses that they incur (see Note 11), expenses related to the development of manufacturing processes prior to commencing commercial production of a product under contract manufacturing arrangements, and the allocable portions of facility costs, such as rent, utilities, insurance, repairs and maintenance, depreciation, and general support services. All costs associated with research and development are expensed as incurred.

Clinical trial costs are a significant component of research and development expenses and include costs associated with third-party contractors. The Company outsources a substantial portion of its clinical trial activities, utilizing external entities such as contract research organizations, independent clinical investigators, and other third-party service providers to assist the Company with the execution of its clinical studies. For each clinical trial that the Company conducts, certain clinical trial costs are expensed immediately, while others are expensed over time based on the expected total number of patients in the trial, the rate at which patients enter the trial, and the period over which clinical investigators or contract research organizations are expected to provide services.

Clinical activities which relate principally to clinical sites and other administrative functions to manage the Company’s clinical trials are performed primarily by contract research organizations (“CROs”). CROs typically perform most of the start-up activities for the Company’s trials, including document preparation, site identification, screening and preparation, pre-study visits, training, and program management. On a budgeted basis, these start-up costs are typically 10% to 15% of the total contract value. On an actual basis, this percentage range can be significantly wider, as many of the Company’s contracts are either expanded or reduced in scope compared to the original budget, while start-up costs for the particular trial may not change materially. These start-up costs usually occur within a few months after the contract has been executed and are event driven in nature. The remaining

REGENERON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

activities and related costs, such as patient monitoring and administration, generally occur ratably throughout the life of the individual contract or study. In the event of early termination of a clinical trial, the Company accrues and recognizes expenses in an amount based on its estimate of the remaining non-cancelable obligations associated with the winding down of the clinical trial and/or penalties.

For clinical study sites, where payments are made periodically on a per-patient basis to the institutions performing the clinical study, the Company accrues on an estimated cost-per-patient basis an expense based on subject enrollment and activity in each quarter. The amount of clinical study expense recognized in a quarter may vary from period to period based on the duration and progress of the study, the activities to be performed by the sites each quarter, the required level of patient enrollment, the rate at which patients actually enroll in and drop-out of the clinical study, and the number of sites involved in the study. Clinical trials that bear the greatest risk of change in estimates are typically those that have a significant number of sites, require a large number of patients, have complex patient screening requirements, and span multiple years. During the course of a trial, the Company adjusts its rate of clinical expense recognition if actual results differ from the Company’s estimates. The Company’s estimates and assumptions for clinical expense recognition could differ significantly from its actual results, which could cause material increases or decreases in research and development expenses in future periods when the actual results become known.

Per Share Data

Net income (loss) per share, basic and diluted, is computed on the basis of the net income (loss) for the period divided by the weighted average number of shares of Common Stock and Class A Stock outstanding during the period. Basic net income (loss) per share excludes restricted stock awards until vested. Diluted net income per share is based upon the weighted average number of shares of Common Stock and Class A Stock outstanding, and of common stock equivalents outstanding when dilutive. Common stock equivalents include: (i) outstanding stock options and restricted stock awards under the Company’s Long-Term Incentive Plans, which are included under the treasury stock method when dilutive, and (ii) Common Stock to be issued under the assumed conversion of the Company’s outstanding convertible senior subordinated notes, which are included under the if-converted method when dilutive. The computation of diluted net loss per share for the years ended December 31, 2007, 2006, and 2005 does not include common stock equivalents, since such inclusion would be antidilutive. Disclosures required by SFAS 128, Earnings per Share, have been included in Note 19.

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

Comprehensive Income (Loss)

The Company presents comprehensive income (loss) in accordance with SFAS 130, Reporting Comprehensive Income. Comprehensive income (loss) of the Company includes net income (loss) adjusted for the change in net unrealized gain or loss on marketable securities. The net effect of income taxes on comprehensive income (loss) is immaterial. Comprehensive losses for the years ended December 31, 2007, 2006, and 2005 have been included in the Statements of Stockholders’ Equity.

REGENERON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents, marketable securities, and receivables from sanofi-aventis and Bayer HealthCare. The Company generally invests its excess cash in obligations of the U.S. government and its agencies, investment grade debt securities issued by corporations, governments, and financial institutions, bank deposits, asset-backed securities, commercial paper, and money market funds that invest in these instruments. The Company has an investment policy that includes guidelines on acceptable investment securities, minimum credit quality, maturity parameters, and concentration and diversification. Nonetheless, deterioration of the credit quality of an investment security subsequent to purchase may subject the Company to the risk of not being able to recover the full principal value of the security. The Company recognizes a charge to earnings in a period when the Company considers a marketable security to be other than temporarily impaired in value.

Risks and Uncertainties

Regeneron has had no sales of its products and there is no assurance that the Company’s research and development efforts will be successful, that the Company will ever have commercially approved products, or that the Company will achieve significant sales of any such products. The Company has generally incurred net losses and negative cash flows from operations since its inception. Revenues to date have principally been limited to (i) payments from the Company’s collaborators and other entities for the Company’s development activities with respect to product candidates and to utilize the Company’s technology platforms, (ii) payments for past contract manufacturing activities, and (iii) investment income. The Company operates in an environment of rapid change in technology and is dependent upon the services of its employees, consultants, collaborators, and certain third-party suppliers, including single-source unaffiliated third-party suppliers of certain raw materials and equipment. Regeneron, as licensee, licenses certain technologies that are important to the Company’s business which impose various obligations on the Company. If Regeneron fails to comply with these requirements, licensors may have the right to terminate the Company’s licenses.

Contract research and development revenue in 2007 was primarily earned from sanofi-aventis and Bayer HealthCare under collaboration agreements (see Note 11 for the terms of these agreements). The Company recognizes revenue from its collaborations with sanofi-aventis and Bayer HealthCare in accordance with SAB 104 and EITF 00-21, as described above. These collaboration agreements contain early termination provisions, as defined, by sanofi-aventis or Bayer HealthCare, as applicable.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates include (i) useful lives of property, plant, and equipment, (ii) the periods over which certain revenues and expenses will be recognized, including contract research and development revenue recognized from non-refundable licensing payments and expense recognition of certain clinical trial costs which are included in research and development expenses, (iii) the extent to which deferred tax assets and liabilities are offset by a valuation allowance, and (iv) the fair value of stock options on their date of grant using the Black-Scholes option-pricing model, based on assumptions with respect to (a) expected volatility of our Common Stock price, (b) the periods of time over which employees and members of the Company’s board of directors are expected to hold their options prior to exercise (expected lives), (c) expected dividend yield on the Company’s Common Stock, and (d) risk-free interest rates, which are based on quoted U.S. Treasury rates for securities with maturities approximating the options’ expected lives. In addition, in connection with the recognition of compensation expense in accordance with the provisions of SFAS 123R, Share-

REGENERON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

Based Payment, as described below, the Company is required to estimate, at the time of grant, the number of stock option awards that are expected to be forfeited.

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

Effective January 1, 2006, the Company adopted the provisions of SFAS 123R, Share-Based Payment, which is a revision of SFAS 123. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, and requires the recognition of compensation expense in an amount equal to the fair value of the share-based payment (including stock options and restricted stock) issued to employees. SFAS 123R requires companies to estimate, at the time of grant, the number of awards that are expected to be forfeited and to revise this estimate, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Effective January 1, 2005 and prior to the Company’s adoption of SFAS 123R, the Company recognized the effect of forfeitures in stock-based compensation cost in the period when they occurred, in accordance with SFAS 123. Upon adoption of SFAS 123R effective January 1, 2006, the Company was required to record a cumulative effect adjustment to reflect the effect of estimated forfeitures related to outstanding awards that were not expected to vest as of the SFAS 123R adoption date. This adjustment reduced the Company’s loss by $0.8 million and is included in the Company’s operating results in 2006 as a cumulative-effect adjustment of a change in accounting principle.

For the years ended December 31, 2007, 2006, and 2005, $28.0 million, $18.4 million, and $19.9 million, respectively, of non-cash stock-based employee compensation expense related to stock option awards (“Stock Option Expense”) was recognized in operating expenses. In addition, for the year ended December 31, 2005, $0.1 million of Stock Option Expense was capitalized in inventory.

Other disclosures required by SFAS 123 and SFAS 123R have been included in Note 14.

Statement of Cash Flows

Supplemental disclosure of noncash investing and financing activities:

In 2007, 2006, and 2005, the Company recognized $0.1 million, $0.3 million, and $1.9 million, respectively, of compensation expense related to Restricted Stock awards, the fair value of which is expensed, on a pro rata basis, over the period that the restrictions on the shares lapse (see Note 14).

Included in accounts payable and accrued expenses at December 31, 2007, 2006, and 2005 were $1.7 million, $0.8 million, and $0.2 million of capital expenditures, respectively.

Included in accounts payable and accrued expenses at December 31, 2006, 2005, and 2004 were $1.4 million, $1.9 million, and $0.6 million, respectively, of accrued 401(k) Savings Plan contribution expense. During the first quarter of 2007, 2006, and 2005, the Company contributed 64,532, 120,960, and 90,385 shares, respectively, of Common Stock to the 401(k) Savings Plan in satisfaction of these obligations.

REGENERON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

Included in marketable securities at December 31, 2007, 2006, and 2005 were $2.2 million, $1.5 million, and $1.2 million of accrued interest income, respectively.

Future Impact of Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, however on December 14, 2007, the FASB issued a proposed staff position (“FSP FAS 157-b”) which would delay the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The Company is required to adopt SFAS 157 as it relates to the Company’s financial assets and financial liabilities effective for the fiscal year beginning January 1, 2008, and as it relates to the Company’s nonfinancial assets and nonfinancial liabilities for the fiscal year beginning January 1, 2009. Management does not anticipate that the adoption of SFAS 157 will have a material impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is required to adopt SFAS 159 effective for the fiscal year beginning January 1, 2008. Management does not anticipate that the adoption of SFAS 159 will have a material impact on the Company’s financial statements.

In June 2007, the Emerging Issues Task Force issued Statement No. 07-3, Accounting for Non-refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (“EITF 07-3”). EITF 07-3 addresses how entities involved in research and development activities should account for the non-refundable portion of an advance payment made for future research and development activities and requires that such payments be deferred and capitalized, and recognized as an expense when the goods are delivered or the related services are performed. EITF 07-3 is effective for fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. The Company is required to adopt EITF 07-3 effective for the fiscal year beginning January 1, 2008. Management does not anticipate that the adoption of EITF 07-3 will have a material impact on the Company’s financial statements.

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

Costs associated with the workforce reduction were comprised principally of severance payments and related payroll taxes, employee benefits, and outplacement services. Termination costs related to 2005 workforce reductions were expensed in the fourth quarter of 2005, and included non-cash expenses due to the accelerated vesting of certain stock options and restricted stock held by affected employees. Estimated termination costs associated with the planned workforce reduction in 2006 were measured in October 2005 and were expensed ratably over the expected service period of the affected employees in accordance with SFAS 146, Accounting for

REGENERON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

Costs Associated with Exit or Disposal Activities. The total costs associated with the 2005 and 2006 workforce reductions were $2.6 million, including $0.2 million of non-cash expenses.

Severance costs associated with the workforce reduction plan that were charged to expense in 2005, 2006, and 2007 consist of the following:

			Accrued liability
	Costs charged to	Costs paid or	at December 31,
	expense in 2005	settled in 2005	2005

Employee severance, payroll taxes, and benefits	$1,786	$879	$907
Other severance costs	206	30	176
Non-cash expenses	221	221

Total	$2,213	$1,130	$1,083

			Accrued liability
	Costs charged to	Costs paid or	at December 31,
	expense 2006	settled in 2006	2006

Employee severance, payroll taxes, and benefits	$315	$(1,159)	$63
Other severance costs	33	(209)

Total	$348	$(1,368)	$63

			Accrued liability
	Costs charged to	Costs paid or	at December 31,
	expense in 2007	settled in 2007	2007

Employee severance, payroll taxes, and benefits	$43	$(106)	$—

These severance costs are included in the Company’s Statement of Operations for the years ended December 31, 2007, 2006, and 2005 as follows:

	2007	2006		2005
	R&D	R&D	G&A	R&D	G&A

Employee severance, payroll taxes, and benefits	$43	$317	$(2)	$1,734	$52
Other severance costs		33		206
Non-cash expenses				215	6

Total	$43	$350	$(2)	$2,155	$58

For segment reporting purposes (see Note 20), all severance-related expenses are included in the Research & Development segment.

4.	Marketable Securities

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

REGENERON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

The following tables summarize the amortized cost basis of marketable securities, the aggregate fair value of marketable securities, and gross unrealized holding gains and losses at December 31, 2007 and 2006:

	Amortized	Fair	Unrealized Holding
	Cost Basis	Value	Gains	(Losses)	Net

At December 31, 2007
Maturities within one year
Corporate and municipal bonds	$69,213	$69,263	$74	$(24)	$50
Asset-backed securities	73,939	73,706	99	(332)	(233)
Commercial paper	64,846	64,870	25	(1)	24
U.S. government obligations	50,386	50,475	89		89
Certificates of deposit	9,220	9,218		(2)	(2)

	267,604	267,532	287	(359)	(72)

Maturities between one and two years
Corporate and municipal bonds	49,724	49,947	289	(66)	223
Asset-backed securities	20,295	20,323	173	(145)	28
Commercial paper	7,952	7,952

	77,971	78,222	462	(211)	251

	$345,575	$345,754	$749	$(570)	$179

At December 31, 2006
Maturities within one year
Corporate and municipal bonds	$25,254	$25,221		$(33)	$(33)
Asset-backed securities	94,159	94,075	$6	(90)	(84)
Commercial paper	69,547	69,535	9	(21)	(12)
U.S. government obligations	22,267	22,243	1	(25)	(24)
Certificates of deposit	10,327	10,326	2	(3)	(1)

	221,554	221,400	18	(172)	(154)

Maturities between one and two years
Corporate and municipal bonds	6,047	6,032		(15)	(15)
Asset-backed securities	32,835	32,762	3	(76)	(73)
U.S. government obligations	23,190	23,189	6	(7)	(1)

	62,072	61,983	9	(98)	(89)

	$283,626	$283,383	$27	$(270)	$(243)

In addition, cash equivalents at December 31, 2007 and 2006 included an unrealized holding loss of $9 thousand and an unrealized holding gain of $12 thousand, respectively.

Realized gains and losses are included as a component of investment income. For the years ended December 31, 2007, 2006, and 2005, gross realized gains and losses on sales of marketable securities was not significant. In computing realized gains and losses, the Company computes the cost of its investments on a specific identification basis. Such cost includes the direct costs to acquire the securities, adjusted for the amortization of any discount or premium. In 2007, deterioration in the credit quality of marketable securities from two issuers

REGENERON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

has subjected the Company to the risk of not being able to recover the full principal value of these securities, which totals $14.0 million. Since market activity for these securities is very limited, their fair values at December 31, 2007 were developed based on information provided by the Company’s investment advisors, including but not limited to estimated value of the assets underlying each security and quoted bid prices, as applicable. As a result, the Company recognized a $5.9 million charge related to these marketable securities, which the Company considered to be other than temporarily impaired. Excluding these other than temporarily impaired securities, fair value of marketable securities has been estimated based on inputs that are observable for each security, either directly or indirectly, through corroboration with observable market data.

The following table shows the unrealized losses and fair value of the Company’s marketable securities with unrealized losses that are deemed to be only temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2007 and 2006. The securities listed at December 31, 2007 mature at various dates through December 2009.

					Total
	Less than 12 Months		12 Months or Greater			Unrealized
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Loss

At December 31, 2007
Corporate and municipal
bonds	$36,979	$(89)	$3,056	$(1)	$40,035	$(90)
Asset-backed securities	18,674	(360)	12,390	(116)	31,064	(476)
Commercial paper	14,950	(2)			14,950	(2)
Certificates of deposit	9,218	(2)			9,218	(2)

	$79,821	$(453)	$15,446	$(117)	$95,267	$(570)

At December 31, 2006
Corporate and municipal
bonds	$12,113	$(31)	$12,191	$(18)	$24,304	$(49)
Asset-backed securities	92,544	(161)	891	(5)	93,435	(166)
Commercial paper	12,949	(20)			12,949	(20)
U.S. government obligations	23,273	(25)	2,023	(7)	25,296	(32)
Certificates of deposit	3,034	(3)			3,034	(3)

	$143,913	$(240)	$15,105	$(30)	$159,018	$(270)

At December 31, 2007, the unrealized losses in the Company’s marketable securities were primarily caused by general instability in the credit markets at the end of 2007. At December 31, 2006, the unrealized losses in the Company’s marketable securities were primarily caused by interest rate increases, which generally resulted in a decrease in the market value of the Company’s portfolio. Based upon the Company’s currently projected sources and uses of cash, the Company intends to hold these securities until a recovery of fair value, which may be maturity. Therefore, the Company does not consider these marketable securities at December 31, 2007 and 2006 to be other than temporarily impaired. However, further deterioration in the credit markets may subject the Company to the risk of not being able to recover the full principal value of certain of its marketable securities, which could have a material impact on the Company’s financial statements.

REGENERON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

5.	Accounts Receivable

Accounts receivable as of December 31, 2007 and 2006 consist of the following:

	2007	2006

Receivable from sanofi-aventis (see Note 11)	$14,244	$6,900
Receivable from Bayer HealthCare (see Note 11)	2,797
Other	1,279	593

	$18,320	$7,493

6.	Property, Plant, and Equipment

Property, plant, and equipment as of December 31, 2007 and 2006 consist of the following:

	2007	2006

Land	$2,117	$475
Building and improvements	66,208	57,045
Leasehold improvements	13,982	14,662
Construction-in-progress	4,677	203
Laboratory and other equipment	61,717	59,164
Furniture, fixtures, software and computer equipment	6,080	5,413

	154,781	136,962
Less, accumulated depreciation and amortization	(96,477)	(87,609)

	$58,304	$49,353

In October 2007, the Company purchased land and a building in Rensselaer, New York for $9.0 million. The Company previously leased manufacturing, office, and warehouse space in a portion of the purchased building (see Note 10).

Depreciation and amortization expense on property, plant, and equipment amounted to $10.4 million, $14.3 million, and $15.4 million for the years ended December 31, 2007, 2006, and 2005, respectively. Included in these amounts was $0.7 million and $0.9 million of depreciation and amortization expense related to contract manufacturing that was capitalized into inventory for the years ended December 31, 2006 and 2005, respectively.

7.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of December 31, 2007 and 2006 consist of the following:

	2007	2006

Accounts payable	$8,128	$4,349
Payable due to Bayer HealthCare (see Note 11)	4,892
Accrued payroll and related costs	14,514	9,932
Accrued clinical trial expense	5,609	2,606
Accrued expenses, other	3,797	2,292
Interest payable on convertible notes	2,292	2,292

	$39,232	$21,471

REGENERON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

8.	Deferred Revenue

Deferred revenue as of December 31, 2007 and 2006 consists of the following:

	2007	2006

Current portion:
Received from sanofi-aventis (see Note 11)	$18,855	$8,937
Received from Bayer HealthCare (see Note 11)	13,179	12,561
Received for technology license agreements (see Note 12)	11,579
Other	819	2,045

	$44,432	$23,543

Long-term portion:
Received from sanofi-aventis	$126,431	$61,013
Received from Bayer HealthCare	65,896	62,439

	$192,327	$123,452

9.	Stockholders Equity

The Company’s Restated Certificate of Incorporation provides for the issuance of up to 40 million shares of Class A Stock, par value $0.001 per share, and 160 million shares of Common Stock, par value $0.001 per share. Shares of Class A Stock are convertible, at any time, at the option of the holder into shares of Common Stock on a share-for-share basis. Holders of Class A Stock have rights and privileges identical to Common Stockholders except that Class A Stockholders are entitled to ten votes per share, while Common Stockholders are entitled to one vote per share. Class A Stock may only be transferred to specified Permitted Transferees, as defined. Under the Company’s Restated Certificate of Incorporation, the Company’s Board of Directors (the “Board”) is authorized to issue up to 30 million shares of preferred stock, in series, with rights, privileges, and qualifications of each series determined by the Board.

In October 2001, the Company completed a private placement of $200.0 million aggregate principal amount of senior subordinated notes, which are convertible into shares of the Company’s Common Stock. See Note 10.

In November 2006, the Company completed a public offering of 7.6 million shares of Common Stock at a price of $23.03 per share and received proceeds, after expenses, of $174.6 million.

In September 2003, sanofi-aventis purchased 2,799,552 newly issued, unregistered shares of the Company’s Common Stock for $45.0 million. See Note 11.

In December 2007, sanofi-aventis purchased 12 million newly issued, unregistered shares of the Company’s Common Stock for an aggregate cash price of $312.0 million. As a condition to the closing of this transaction, sanofi-aventis entered into an investor agreement with the Company. Under the investor agreement, sanofi-aventis has three demand rights to require the Company to use all reasonable efforts to conduct a registered underwritten public offering with respect to shares of the Company’s Common Stock beneficially owned by sanofi-aventis immediately after the closing of the transaction. Until the later of the fifth anniversaries of the expiration or earlier termination of the License and Collaboration Agreement under the Company’s antibody collaboration with sanofi-aventis (see Note 11) and the Company’s collaboration agreement with sanofi-aventis for the development and commercialization of aflibercept (see Note 11), sanofi-aventis will be bound by certain “standstill” provisions. These provisions include an agreement not to acquire more than a specified percentage of the outstanding shares of the Company’s Class A Stock and Common Stock. The percentage is currently 25% and will increase to 30% after December 20, 2011. Sanofi-aventis has also agreed not to dispose of any shares of the Company’s Common Stock

REGENERON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

that were beneficially owned by sanofi-aventis immediately after the closing of the transaction until December 20, 2012, subject to certain limited exceptions. Following December 20, 2012, sanofi-aventis will be permitted to sell shares of the Company’s Common Stock (i) in a registered underwritten public offering imdertaken pursuant to the demand registration rights granted to sanofi-aventis and described above, subject to the underwriter’s broad distribution of securities sold, (ii) pursuant to Rule 144 under the Securities Act and transactions exempt from registration under the Securities Act, subject to a volume limitation of one million shares of the Company’s Common Stock every three months and a prohibition on selling to beneficial owners, or persons that would become beneficial owners as a result of such sale, of 5% or more of the outstanding shares of the Company’s Common Stock and (iii) into an issuer tender offer, or a tender offer by a third party that is recommended or not opposed by the Company’s Board of Directors. Sanofi-aventis has agreed to vote, and cause its affiliates to vote, all shares of the Company’s voting securities they are entitled to vote, at sanofi-aventis’ election, either as recommended by the Company’s Board of Directors or proportionally with the votes cast by the Company’s other shareholders, except with respect to certain change of control transactions, liquidation or dissolution, stock issuances equal to or exceeding 10% of the then outstanding shares or voting rights of the Company’s Class A Stock and Common Stock, and new equity compensation plans or amendments if not materially consistent with the Company’s historical equity compensation practices. The rights and restrictions under the investor agreement are subject to termination upon the occurrence of certain events.

10.	Commitments and Contingencies

a.	Operating Leases

The Company currently leases laboratory and office facilities in Tarrytown, New York under operating lease agreements. In December 2006, the Company entered into a new operating lease agreement to lease laboratory and office space that is now under construction and expected to be completed in mid-2009 at the Company’s current Tarrytown location, plus retain a portion of the Company’s existing space. In October 2007, the Company amended the December 2006 operating lease agreement to increase the amount of new space to be leased. The term of the lease is expected to commence in mid-2008 and will expire approximately 16 years later. Under the new lease the Company also has various options and rights on additional space at the Tarrytown site, and will continue to lease its present facilities until the new facilities are ready for occupancy. In addition, the lease contains three renewal options to extend the term of the lease by five years each and early termination options for the Company’s retained facilities only. The lease provides for monthly payments over the term of the lease related to the Company’s retained facilities, the costs of construction and tenant improvements for the Company’s new facilities, and additional charges for utilities, taxes, and operating expenses.

In connection with the new lease agreement, in December 2006, the Company issued a letter of credit in the amount of $1.6 million to its landlord, which is collateralized by a $1.6 million bank certificate of deposit. The certificate of deposit has been classified as restricted cash at December 31, 2007 and 2006 in the accompanying financial statements.

In November 2007, the Company entered into a new operating sublease for additional office space in Tarrytown, New York. The lease expires in September 2009 and contains two renewal options to extend the term of the sublease by three months each.

The Company formerly leased manufacturing, office, and warehouse facilities in Rensselaer, New York under an operating lease agreement. The lease provided for base rent plus additional rental charges for utilities, taxes, and operating expenses, as defined. In June 2007, the Company exercised a purchase option under the lease and, in October 2007, purchased the land and building (see Note 6).

The Company leases certain laboratory and office equipment under operating leases which expire at various times through 2011.

REGENERON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

Based, in part, upon budgeted construction and tenant improvement costs related to our new operating lease for facilities to be constructed in Tarrytown, New York, as described above, at December 31, 2007, the estimated future minimum noncancelable lease commitments under operating leases were as follows:

December 31,	Facilities	Equipment	Total

2008	$4,686	$429	$5,115
2009	9,573	339	9,912
2010	14,453	185	14,638
2011	14,713	13	14,726
2012	14,979		14,979
Thereafter	193,643		193,643

	$252,047	$966	$253,013

Rent expense under operating leases was:

Year Ending December 31,	Facilities	Equipment	Total

2007	$4,632	$363	$4,995
2006	4,492	307	4,799
2005	4,606	319	4,925

In addition to its rent expense for various facilities, the Company paid additional rental charges for utilities, real estate taxes, and operating expenses of $8.8 million, $8.7 million, and $9.5 million for the years ended December 31, 2007, 2006, and 2005, respectively.

b.	Convertible Debt

In October 2001, the Company issued $200.0 million aggregate principal amount of convertible senior subordinated notes (“Notes”) in a private placement for proceeds to the Company of $192.7 million, after deducting the initial purchasers’ discount and out-of-pocket expenses (collectively, “Deferred Financing Costs”). The Notes bear interest at 5.5% per annum, payable semi-annually, and mature on October 17, 2008. Deferred Financing Costs, which are included in other assets, are amortized as interest expense over the period from the Notes’ issuance to stated maturity. The Notes are convertible, at the option of the holder at any time, into shares of the Company’s Common Stock at a conversion price of approximately $30.25 per share, subject to adjustment in certain circumstances. Regeneron may also redeem some or all of the Notes at any time if the closing price of the Company’s Common Stock has exceeded 140% of the conversion price then in effect for a specified period of time. The fair market value of the Notes fluctuates over time. The estimated fair value of the Notes at December 31, 2007 was approximately $206.1 million.

c.	Research Collaboration and Licensing Agreements

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

Certain agreements under which the Company is required to pay fees permit the Company, upon 30 to 90-day written notice, to terminate such agreements. With respect to payments associated with these agreements, the

REGENERON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

Company incurred expenses of $1.0 million, $1.1 million, and $1.0 million for the years ended December 31, 2007, 2006, and 2005, respectively.

In July 2002, Amgen Inc. and Immunex Corporation (now part of Amgen) granted the Company a non-exclusive license to certain patents and patent applications which may be used in the development and commercialization of ARCALYSTTM(rilonacept; also known as IL-1 Trap). The license followed two other licensing arrangements under which Regeneron obtained a non-exclusive license to patents owned by ZymoGenetics, Inc. and Tularik Inc. for use in connection with the ARCALYSTTM program. These license agreements would require the Company to pay royalties based on the net sales of ARCALYSTTM if and when it is approved for sale. In total, the royalty rate under these three agreements would be in the mid-single digits.

In December 2003, the Company entered into a non-exclusive license agreement with Cellectis Inc. that granted the Company certain rights in a family of patents relating to homologous recombination. Cellectis now claims that agreements the Company entered into relating to its VelocImmune mice with AstraZeneca UK Limited, Astellas Pharma Inc., and sanofi-aventis are outside of the scope of the Company’s license from Cellectis. The Company disagrees with Cellectis’ position and is in discussions with Cellectis regarding this matter. If the Company is not able to resolve this dispute, Cellectis may commence a lawsuit against the Company and its VelocImmune licensees alleging infringement of Cellectis’ patents. The Company is unable to estimate the losses or expenses, if any, that may result from the resolution of this matter; however, such losses or expenses could be material.

11.	Research and Development Agreements

The Company has entered into various agreements related to its activities to develop and commercialize product candidates and utilize its technology platforms. Amounts earned by the Company in connection with these agreements, which were recognized as contract research and development revenue or other contract income, as applicable, totaled $96.6 million, $51.1 million, and $83.1 million in 2007, 2006, and 2005, respectively. Total Company incurred expenses associated with these agreements, which include reimbursable and non-reimbursable amounts, an allocable portion of general and administrative costs, and cost-sharing of a collaborator’s development expenses, where applicable (see Bayer HealthCare below), were $108.2 million, $43.4 million and $42.2 million in 2007, 2006, and 2005, respectively. Significant agreements of this kind are described below.

a.	The sanofi-aventis Group

Aflibercept

In September 2003, the Company entered into a collaboration agreement (the “Aventis Agreement”) with Aventis Pharmaceuticals Inc. (predecessor to sanofi-aventis U.S.), to jointly develop and commercialize aflibercept. In connection with this agreement, sanofi-aventis made a non-refundable, up-front payment of $80.0 million and purchased 2,799,552 newly issued unregistered shares of the Company’s Common Stock for $45.0 million.

In January 2005, the Company and sanofi-aventis amended the Aventis Agreement to exclude intraocular delivery of aflibercept to the eye (“Intraocular Delivery”) from joint development under the agreement, and product rights to aflibercept in Intraocular Delivery reverted to Regeneron. In connection with this amendment, sanofi-aventis made a $25.0 million non-refundable payment to Regeneron (the “Intraocular Termination Payment”) in January 2005.

In December 2005, the Company and sanofi-aventis amended the Aventis Agreement to expand the territory in which the companies are collaborating on the development of aflibercept to include Japan. In connection with this amendment, sanofi-aventis agreed to make a $25.0 million non-refundable, up-front payment to the Company, which was received in January 2006. Under the Aventis Agreement, as amended, the Company and sanofi-aventis will share co-promotion rights and profits on sales, if any, of aflibercept outside of Japan, for disease indications

REGENERON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

included in the companies’ collaboration. The Company is entitled to a royalty of approximately 35% on annual sales of aflibercept in Japan, subject to certain potential adjustments. The Company may also receive up to $400.0 million in additional milestone payments upon receipt of specified marketing approvals. This total includes up to $360.0 million in milestone payments related to the receipt of marketing approvals for up to eight aflibercept oncology and other indications in the United States or the European Union. Another $40.0 million of milestone payments relate to receipt of marketing approvals for up to five aflibercept oncology indications in Japan.

Under the Aventis Agreement, as amended, agreed upon worldwide development expenses incurred by both companies during the term of the agreement will be funded by sanofi-aventis. If the collaboration becomes profitable, Regeneron will be obligated to reimburse sanofi-aventis for 50% of these development expenses, or half of $306.8 million as of December 31, 2007, in accordance with a formula based on the amount of development expenses and Regeneron’s share of the collaboration profits and Japan royalties, or at a faster rate at Regeneron’s option. Regeneron has the option to conduct additional pre-Phase III studies at its own expense. In connection with the January 2005 amendment to the Aventis Agreement, the Intraocular Termination Payment of $25.0 million will be considered an aflibercept development expense and will be subject to 50% reimbursement by Regeneron to sanofi-aventis, as described above, if the collaboration becomes profitable. In addition, if the first commercial sale of an aflibercept product in Intraocular Delivery predates the first commercial sale of an aflibercept product under the collaboration by two years, Regeneron will begin reimbursing sanofi-aventis for up to $7.5 million of aflibercept development expenses in accordance with a formula until the first commercial aflibercept sale under the collaboration occurs.

Sanofi-aventis has the right to terminate the agreement without cause with at least twelve months advance notice. Upon termination of the agreement for any reason, Regeneron’s obligation to reimburse sanofi-aventis, for 50% of aflibercept development expenses will terminate, and the Company will retain all rights to aflibercept.

Revenue related to payments from sanofi-aventis under the Aventis Agreement, as amended, is being recognized in accordance with SAB 104 and EITF 00-21 (see Note 2). The up-front payments received in September 2003 and January 2006, of $80.0 million and $25.0 million, respectively, and reimbursement of Regeneron-incurred development expenses, are being recognized as contract research and development revenue over the related performance period. The Company recognized $47.1 million, $47.8 million, and $43.4 million of contract research and development revenue in 2007, 2006, and 2005, respectively, in connection with the Aventis Agreement, as amended. The Company also recognized the $25.0 million Intraocular Termination Payment as other contract income in 2005. At December 31, 2007 and 2006, amounts receivable from sanofi-aventis totaled $10.5 million and $6.9 million, respectively, and deferred revenue was $61.2 million and $70.0 million, respectively, in connection with the Aventis Agreement.

Antibodies

In November 2007, the Company entered into a global, strategic collaboration (the “Antibody Collaboration”) with sanofi-aventis to discover, develop, and commercialize fully human monoclonal antibodies. In connection with the collaboration, in December 2007, sanofi-aventis purchased 12 million newly issued, unregistered shares of the Company’s Common Stock for $312.0 million (see Note 9).

The Antibody Collaboration is governed by a Discovery and Preclinical Development Agreement (the “Discovery Agreement”) and a License and Collaboration Agreement (the “License Agreement”). The Company received a non-refundable, up-front payment of $85.0 million from sanofi-aventis under the Discovery Agreement. In addition, sanofi-aventis will fund up to $475.0 million of the Company’s research for identifying and validating potential drug discovery targets and developing fully human monoclonal antibodies against such targets through December 31, 2012, subject to specified funding limits of $75.0 million for the period from the collaboration’s inception through December 31, 2008, and $100.0 million annually in each of the next four years. The Discovery

REGENERON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

Agreement will expire on December 31, 2012; however, sanofi-aventis has an option to extend the agreement for up to an additional three years for further antibody development and preclinical activities.

For each drug candidate identified under the Discovery Agreement, sanofi-aventis has the option to license rights to the candidate under the License Agreement. If it elects to do so, sanofi-aventis will co-develop the drug candidate with the Company through product approval. If sanofi-aventis does not exercise its option to license rights to a particular drug candidate under the License Agreement, the Company will retain the exclusive right to develop and commercialize such drug candidate, and sanofi-aventis will receive a royalty on sales, if any. Upon inception of the Antibody Collaboration, the Company and sanofi-aventis began co-developing the first therapeutic antibody, REGN88, under the License Agreement.

Under the License Agreement, agreed upon worldwide development expenses incurred by both companies during the term of the agreement will be funded by sanofi-aventis, except that following receipt of the first positive Phase 3 trial results for a co-developed drug candidate, subsequent Phase 3 trial-related costs for that drug candidate (“Shared Phase 3 Trial Costs”) will be shared 80% by sanofi-aventis and 20% by Regeneron. If the Antibody Collaboration becomes profitable, Regeneron will be obligated to reimburse sanofi-aventis for 50% of development expenses that were fully funded by sanofi-aventis (or half of $0.7 million as of December 31, 2007) and 30% of Shared Phase 3 Trial Costs, in accordance with a defined formula based on the amounts of these expenses and the Company’s share of collaboration profits from commercialization of collaboration products.

Sanofi-aventis will lead commercialization activities for products developed under the License Agreement, subject to the Company’s right to co-promote such products. The parties will equally share profits and losses from sales within the United States. The parties will share profits outside the United States on a sliding scale based on sales starting at 65% (sanofi-aventis)/35% (Regeneron) and ending at 55% (sanofi-aventis)/45% (Regeneron), and losses outside the United States at 55% (sanofi-aventis)/45% (Regeneron). In addition to profit sharing, the Company is entitled to receive up to $250.0 million in sales milestone payments, with milestone payments commencing only if and after aggregate annual sales outside the United States exceed $1.0 billion on a rolling 12-month basis.

Regeneron is obligated to use commercially reasonable efforts to supply clinical requirements of each drug candidate under the Antibody Collaboration until commercial supplies of that drug candidate are being manufactured.

With respect to each antibody product which enters development under the License Agreement, sanofi-aventis or the Company may, by giving twelve months notice, opt-out of further development and/or commercialization of the product, in which event the other party retains exclusive rights to continue the development and/or commercialization of the product. The Company may also opt-out of the further development of an antibody product if it gives notice to sanofi-aventis within thirty days of the date that sanofi-aventis enters joint development of such antibody product under the License Agreement. Each of the Discovery Agreement and the License Agreement contains other termination provisions, including for material breach by the other party and, in the case of the Discovery Agreement, a termination right for sanofi-aventis under certain circumstances, including if certain minimal criteria for the discovery program are not achieved. Prior to December 31, 2012, sanofi-aventis has the right to terminate the Discovery Agreement without cause with at least three months advance written notice; however, except under defined circumstances, sanofi-aventis would be obligated to immediately pay to the Company the full amount of unpaid research funding during the remaining term of the research agreement through December 31, 2012. Upon termination of the collaboration in its entirety, the Company’s obligation to reimburse sanofi-aventis for development costs out of any future profits from collaboration products will terminate. Upon expiration of the Discovery Agreement, sanofi-aventis has an option to license the Company’s VelocImmune technology for agreed upon consideration.

REGENERON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

Revenue related to payments from sanofi-aventis under the Antibody Collaboration is being recognized in accordance with SAB 104 and EITF 00-21 (see Note 2). The $85.0 million up-front payment received in December 2007 and reimbursement of Regeneron-incurred expenses under the Discovery and License Agreements are being recognized as contract research and development revenue over the related performance period. In connection with the Antibody Collaboration, the Company recognized $4.6 million of contract research and development revenue in 2007. In addition, at December 31, 2007, amounts receivable from sanofi-aventis totaled $3.7 million and deferred revenue was $84.1 million.

b.	Bayer HealthCare LLC

In October 2006, the Company entered into a license and collaboration agreement with Bayer HealthCare LLC to globally develop, and commercialize outside the United States, the Company’s VEGF Trap for the treatment of eye disease by local administration (“VEGF Trap-Eye”). Under the terms of the agreement, Bayer HealthCare made a non-refundable, up-front payment to the Company of $75.0 million. In addition, the Company is eligible to receive up to $110.0 million in development and regulatory milestones related to the VEGF Trap-Eye program, of which the Company received a $20.0 million milestone payment in August 2007 in connection with the initiation of a Phase 3 trial of the VEGF Trap-Eye in the neovascular form of age-related macular degeneration (“wet AMD”). The Company is also eligible to receive up to an additional $135.0 million in sales milestones when and if total annual sales of the VEGF Trap-Eye outside the United States achieve certain specified levels starting at $200.0 million.

The Company will share equally with Bayer HealthCare in any future profits arising from the commercialization of the VEGF Trap-Eye outside the United States. If the VEGF Trap-Eye is granted marketing authorization in a major market country outside the United States and the collaboration becomes profitable, the Company will be obligated to reimburse Bayer HealthCare out of its share of the collaboration profits for 50% of the agreed upon development expenses that Bayer HealthCare has incurred (or half of $25.4 million as of December 31, 2007) in accordance with a formula based on the amount of development expenses that Bayer HealthCare has incurred and the Company’s share of the collaboration profits, or at a faster rate at the Company’s option. Within the United States, the Company is responsible for any future commercialization of the VEGF Trap-Eye and retains exclusive rights to any future profits from commercialization.

Agreed upon development expenses incurred by both companies in 2007 under a global development plan were shared as follows: The first $50.0 million were shared equally and the Company was solely responsible for up to the next $40.0 million. Neither party was reimbursed for any development expenses that it incurred prior to 2007.

In 2008, agreed upon VEGF Trap-Eye development expenses incurred by both companies under a global development plan will be shared as follows: Up to the first $70.0 million will be shared equally, the Company is solely responsible for up to the next $30.0 million; and over $100.0 million will be shared equally. In 2009 and thereafter, all development expenses will be shared equally. Regeneron is also obligated to use commercially reasonable efforts to supply clinical and commercial product requirements.

Bayer HealthCare has the right to terminate the Bayer Agreement without cause with at least six months or twelve months advance notice depending on defined circumstances at the time of termination. In the event of termination of the agreement for any reason, the Company retains all rights to the VEGF Trap-Eye.

For the period from the collaboration’s inception in October 2006 through September 30, 2007, all up-front licensing, milestone, and cost-sharing payments received or receivable from Bayer HealthCare had been fully deferred and included in deferred revenue for financial statement purposes. In the fourth quarter of 2007, Regeneron and Bayer HealthCare approved a global development plan for the VEGF Trap-Eye in wet AMD. The plan includes estimated development steps, timelines, and costs, as well as the projected responsibilities of and costs to be incurred by each of the companies. In addition, in the fourth quarter of 2007, Regeneron and Bayer

REGENERON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

HealthCare reaffirmed the companies’ commitment to a DME development program and had initial estimates of development costs for the VEGF Trap-Eye in DME. As a result, effective in the fourth quarter of 2007, the Company determined the appropriate accounting policy for payments from Bayer HealthCare and cost-sharing of the Company’s and Bayer HealthCare’s VEGF Trap-Eye development expenses, and the financial statement classifications and periods in which past and future payments from Bayer HealthCare (including the $75.0 million up-front payment and development and regulatory milestone payments) and cost-sharing of VEGF Trap-Eye development expenses will be recognized in the Company’s Statement of Operations.

The $75.0 million up-front licensing payment and $20.0 million milestone payment (which was not considered substantive) from Bayer HealthCare are being recognized as contract research and development revenue over the related estimated performance period in accordance with SAB 104 and EITF 00-21 (see Note 2). In periods when the Company recognizes VEGF Trap-Eye development expenses that the Company incurs under the collaboration, the Company also recognizes, as contract research and development revenue, the portion of those VEGF Trap-Eye development expenses that is reimbursable from Bayer HealthCare. In periods when Bayer HealthCare incurs agreed upon VEGF Trap-Eye development expenses that benefit the collaboration and Regeneron, the Company also recognizes, as additional research and development expense, the portion of Bayer HealthCare’s VEGF Trap-Eye development expenses that the Company is obligated to reimburse. In the fourth quarter of 2007, when the Company commenced recognizing previously deferred payments from Bayer HealthCare and cost-sharing of the Company’s and Bayer HealthCare’s 2007 VEGF Trap-Eye development expenses, the Company recognized, as a cumulative catch-up, contract research and development revenue of $35.9 million, consisting of (i) $15.9 million related to the $75.0 million up-front licensing payment and the $20.0 million milestone payment, and (ii) $20.0 million related to the portion of the Company’s 2007 VEGF Trap-Eye development expenses that is reimbursable from Bayer HealthCare. In addition, in the fourth quarter of 2007, the Company recognized as additional research and development expense a cumulative catch-up of $10.6 million of 2007 VEGF Trap-Eye development expenses that the Company was obligated to reimburse to Bayer HealthCare.

At December 31, 2007, in connection with cost-sharing of VEGF Trap-Eye development expenses under the collaboration, $4.9 million was payable to Bayer HealthCare and $2.8 million was receivable from Bayer HealthCare. In addition, at December 31, 2007 and 2006, deferred revenue from the Company’s collaboration with Bayer HealthCare was $79.1 million and $75.0 million, respectively.

c.	The Procter & Gamble Company

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

Contract research and development revenue related to the Company’s collaboration with Procter & Gamble was $6.0 million in 2005. In addition, the one-time $5.6 million payment made by Procter & Gamble to the Company in connection with the amendment to the P&G Agreement was recognized as other contract income in 2005.

d.	Serono, S.A. (now part of Merck KGaA)

In December 2002, the Company entered into an agreement (the “Serono Agreement”) with Serono S.A. to use Regeneron’s proprietary VelociGene® technology platform to provide Serono with knock-out and transgenic mammalian models of gene function (“Materials”). The Serono Agreement contains provisions for minimum yearly order quantities. In connection with its orders for Materials, Serono makes advance payments to Regeneron, which are accounted for as deferred revenue. Regeneron recognizes revenue and reduces the deferred revenue balance as Materials are shipped to and accepted by Serono. In 2007, 2006, and 2005, the Company recognized $2.4 million, $1.8 million, and $2.2 million, respectively, of contract research and development revenue in connection with the Serono Agreement.

e.	National Institutes of Health

In September 2006, the Company was awarded a grant from the National Institutes of Health (“NIH”) as part of the NIH’s Knockout Mouse Project. The NIH grant provides a minimum of $17.9 million in funding over a five-year period, subject to compliance with its terms and annual funding approvals, for the Company’s use of its VelociGene technology to generate a collection of targeting vectors and targeted mouse embryonic stem cells which can be used to produce knockout mice. The Company will also receive another $1.0 million in funding to optimize certain existing technology for use in the Knockout Mouse Project. In 2007 and 2006, the Company recognized contract research and development revenue of $5.5 million and $0.5 million, respectively, from the NIH Grant.

12.	Technology Licensing Agreements

In February 2007, the Company entered into a non-exclusive license agreement with AstraZeneca UK Limited that allows AstraZeneca to utilize the Company’s VelocImmune technology in its internal research programs to discover human monoclonal antibodies. Under the terms of the agreement, AstraZeneca made a $20.0 million non-refundable, up-front payment to the Company which was deferred and is being recognized as revenue ratably over the twelve month period beginning in February 2007. AstraZeneca is required to make up to five additional annual payments of $20.0 million, subject to its ability to terminate the agreement after making the first three additional payments or earlier if the technology does not meet minimum performance criteria. These additional payments will be recognized as revenue ratably over their respective annual license periods. The Company is entitled to receive a mid-single-digit royalty on any future sales of antibody products discovered by AstraZeneca using the Company’s VelocImmune technology. In connection with the AstraZeneca license agreement, for the year ended December 31, 2007, the Company recognized $17.1 million of revenue and, at December 31, 2007, deferred revenue was $2.9 million.

In March 2007, the Company entered into a non-exclusive license agreement with Astellas Pharma Inc. that allows Astellas to utilize the Company’s VelocImmune technology in its internal research programs to discover human monoclonal antibodies. Under the terms of the agreement, Astellas made a $20.0 million non-refundable, up-front payment to the Company, which was deferred and is being recognized as revenue ratably over the twelve month period beginning in June 2007. Astellas is required to make up to five additional annual payments of

REGENERON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

$20.0 million, subject to its ability to terminate the agreement after making the first three additional payments or earlier if the technology does not meet minimum performance criteria. These additional payments will be recognized as revenue ratably over their respective annual license periods. The Company is entitled to receive a mid-single-digit royalty on any future sales of antibody products discovered by Astellas using the Company’s VelocImmune technology. In connection with the Astellas license agreement, for the year ended December 31, 2007, the Company recognized $11.3 million of revenue and, at December 31, 2007, deferred revenue was $8.7 million.

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

In 2006 and 2005, Merck contract manufacturing revenue totaled $12.3 million and $13.7 million, respectively. Such amounts include $1.2 million and $1.4 million of previously deferred Capital Costs, respectively.

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

REGENERON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

Stock Option awards grant Participants the right to purchase shares of Common Stock at prices determined by the Committee; however, in the case of an ISO, the option exercise price will not be less than the fair market value of a share of Common Stock on the date the Option is granted. Options vest over a period of time determined by the Committee, generally on a pro rata basis over a three to five year period. The Committee also determines the expiration date of each Option; however, no ISO is exercisable more than ten years after the date of grant. The maximum term of options that have been awarded under the 2000 Incentive Plan is ten years.

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

During 1990, the Company established the 1990 Incentive Plan which, as amended, provided for a maximum of 6,900,000 shares of Common Stock in respect of awards. Employees of the Company, including officers, and nonemployees, including consultants and nonemployee members of the Company’s board of directors, received awards as determined by a committee of independent directors. Under the provisions of the 1990 Incentive Plan, there will be no future awards from the plan. Awards under the 1990 Incentive Plan consisted of Incentive Stock Options and Nonqualified Stock Options which generally vested on a pro rata basis over a three or five year period and have a term of ten years.

The 1990 and 2000 Incentive Plans contain provisions that allow for the Committee to provide for the immediate vesting of awards upon a change in control of the Company, as defined.

As of December 31, 2007, there were 744,879 shares available for future grants under the 2000 Incentive Plan.

a.	Stock Options

Transactions involving stock option awards during 2005, 2006, and 2007 under the 1990 and 2000 Incentive Plans are summarized in the table below.

REGENERON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

			Weighted-
			Average
		Weighted-	Remaining
	Number of	Average	Contractual	Intrinsic
Stock Options:	Shares	Exercise Price	Term	Value
			(in years)	(in thousands)

Outstanding at December 31, 2004	15,140,568	$18.68
2005:
Granted	4,551,360	$10.08
Forfeited	(1,975,108)	$20.83
Expired	(2,399,410)	$30.18
Exercised	(597,918)	$9.50

Outstanding at December 31, 2005	14,719,492	$14.23
2006:
Granted	2,742,260	$19.59
Forfeited	(338,122)	$10.51
Expired	(172,218)	$24.23
Exercised	(1,408,907)	$9.84

Outstanding at December 31, 2006	15,542,505	$15.54
2007:
Granted	3,415,743	$21.78
Forfeited	(220,342)	$14.43
Expired	(50,759)	$13.73
Exercised	(1,014,791)	$10.58

Outstanding at December 31, 2007	17,672,356	$17.05	6.68	$146,827

Vested and expected to vest at December 31, 2007	16,945,428	$17.09	6.62	$140,881
Exercisable at December 31, 2005	7,321,256	$17.79
Exercisable at December 31, 2006	7,890,856	$17.41
Exercisable at December 31, 2007	9,369,665	$17.02	5.27	$86,252

The Company satisfies stock option exercises with newly issued shares of the Company’s Common Stock. The total intrinsic value of stock options exercised during 2007, 2006, and 2005 was $12.6 million, $13.2 million, and $1.6 million, respectively. The intrinsic value represents the amount by which the market price of the underlying stock exceeds the exercise price of an option.

The Company grants stock options with exercise prices that are equal to or greater than the market price of the Company’s Common Stock on the date of grant. The table below summarizes the weighted-average exercise prices and weighted-average grant-date fair values of options issued during the years ended December 31, 2005, 2006, and 2007.

REGENERON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

		Weighted-	Weighted-
	Number of	Average Exercise	Average Fair
	Options Granted	Price	Value

2005:
Exercise price equal to market price	4,551,360	$10.08	$6.68
2006:
Exercise price equal to market price	2,742,260	$19.59	$12.82
2007:
Exercise price equal to market price	3,415,743	$21.78	$11.13

The following table summarizes stock option information as of December 31, 2007:

	Options Outstanding			Options Exercisable
		Weighted-Average	Weighted-		Weighted-
Range of	Number	Remaining	Average	Number	Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$ 4.83 to $ 8.50	2,075,472	3.35	$8.19	840,272	$7.80
$ 8.52 to $ 9.49	2,539,210	5.76	$9.30	1,973,719	$9.26
$ 9.50 to $11.64	2,122,728	7.79	$11.61	1,028,792	$11.59
$11.70 to $17.89	2,300,442	6.28	$13.47	2,018,882	$13.25
$18.17 to $20.32	3,481,247	7.91	$19.96	1,496,971	$19.73
$20.79 to $27.07	3,221,553	9.72	$22.05	79,325	$23.50
$27.53 to $37.94	1,871,704	3.45	$32.85	1,871,704	$32.85
$51.56 to $51.56	60,000	2.16	$51.56	60,000	$51.56

$ 4.83 to $51.56	17,672,356	6.68	$17.05	9,369,665	$17.02

Non-cash stock-based employee compensation expense recognized in operating expenses is provided in Note 2. As of December 31, 2007, there was $60.6 million of stock-based compensation cost related to outstanding nonvested stock options, net of estimated forfeitures, which had not yet been recognized in operating expenses. The Company expects to recognize this compensation cost over a weighted-average period of 1.8 years. In addition, there are 723,092 options which are unvested as of December 31, 2007 and would become vested upon the attainment of certain performance and service conditions. Potential compensation cost, measured on the grant date, related to these performance options totals $2.7 million and will begin to be recognized only if, and when, these options’ performance condition is considered to be probable of attainment.

Fair value Assumptions:

The fair value of each option granted under the Regeneron Pharmaceuticals, Inc. 2000 Incentive Plan during 2007, 2006, and 2005 was estimated on the date of grant using the Black-Scholes option-pricing model. Using this model, fair value is calculated based on assumptions with respect to (i) expected volatility of the Company’s Common Stock price, (ii) the periods of time over which employees and members of the Company’s board of directors are expected to hold their options prior to exercise (expected lives), (iii) expected dividend yield on the Company’s Common Stock, and (iv) risk-free interest rates, which are based on quoted U.S. Treasury rates for securities with maturities approximating the options’ expected lives. Expected volatility has been estimated based on actual movements in the Company’s stock price over the most recent historical periods equivalent to the options’ expected lives. Expected lives are principally based on the Company’s limited historical exercise experience with option grants with similar exercise prices. The expected dividend yield is zero as the Company has never paid dividends and does not currently anticipate paying any in the foreseeable future. The following table summarizes

REGENERON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

the weighted average values of the assumptions used in computing the fair value of option grants during 2007, 2006, and 2005.

	2007	2006	2005

Expected volatility	53%	67%	71%
Expected lives from grant date	5.6 years	6.5 years	5.9 years
Expected dividend yield	0%	0%	0%
Risk-free interest rate	3.60%	4.51%	4.16%

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

Participation in the stock option exchange program was voluntary, and non-employee directors, consultants, former employees, and retirees were not eligible to participate. The participation deadline was January 5, 2005 and 329 eligible employees participated in the program. These employees elected to exchange options with a total of 3,665,819 underlying shares of Common Stock, and the Company issued 1,977,840 replacement options with an exercise price of $8.50 per share on January 5, 2005.

Each replacement option was completely unvested upon grant. Each replacement option granted to an employee other than our executive vice president and senior vice presidents will ordinarily become vested and exercisable with respect to one-fourth of the shares initially underlying such option on each of the first, second, third and fourth anniversaries of the grant date so that such replacement option will be fully vested and exercisable four years after it was granted. Each replacement option granted to the Company’s executive vice president and senior vice presidents will ordinarily vest with respect to all shares underlying such option if both (i) the Company’s products have achieved gross sales of at least $100 million during any consecutive twelve month period (either directly by the Company or through its licenses) and (ii) the specific executive or senior vice president has remained employed by the Company for at least three years from the date of grant. For all replacement options, the recipient’s vesting and exercise rights are contingent upon the recipients continued employment through the applicable vesting date and subject to the other terms of the 2000 Incentive Plan and the applicable option award agreement. As is generally the case with respect to the option award agreements for options that were eligible for exchange pursuant to the stock option exchange program, the option award agreements for replacement options include provisions whereby the replacement options may be fully vested in connection with a “Change in Control” of the Company, as defined in the 2000 Incentive Plan.

Under the stock option exchange program, each replacement option has a term equal to the greater of (i) the remaining term of the surrendered option it replaces and (ii) six years from the date of grant of the replacement

REGENERON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

option. This was intended to ensure that the employees who participated in the stock option exchange program would not derive any additional benefit from an extended option term unless the surrendered option had a remaining term of less than six years. In connection with the replacement options issued under the stock option exchange program, the Company will recognize total incremental compensation cost of $2.0 million over the vesting periods of these options.

b.	Restricted Stock

A summary of the Company’s activity related to Restricted Stock awards for the years ended December 31, 2005 and 2006 is summarized below:

			Weighted-
			Average
		Number of	Grant Date
Restricted Stock:		Shares	Fair Value

Outstanding at December 31, 2004		286,417	$12.40
2005:	Forfeited	(4,601)	$11.70
	Released	(186,628)	$13.05

	Outstanding at December 31, 2005	95,188	$11.16
2006:	Forfeited	(1,703)	$9.74
	Released	(93,485)	$11.18

	Outstanding at December 31, 2006	—
2007:	Granted	500,000	$21.92

	Outstanding at December 31, 2007	500,000	$21.92

In December 2007, the Company awarded a grant of Restricted Stock to the Company’s executive vice president. In accordance with generally accepted accounting principles, the Company records unearned compensation in Stockholders’ Equity related to grants of Restricted Stock awards. This amount is based on the fair market value of shares of the Company’s Common Stock on the date of grant and is expensed, on a pro rata basis, over the period that the restriction on these shares lapse, which is five years for the grant made in 2007, approximately two years for grants made in 2003, and 18 months for grants made in 2004. In addition, unearned compensation in Stockholders’ Equity is reduced due to forfeitures of Restricted Stock resulting from employee terminations. Prior to the adoption of SFAS 123R, unearned compensation was included as a separate component of Stockholders’ Equity. Effective January 1, 2006, unearned compensation is combined with additional paid-in capital in accordance with the provisions of SFAS 123R.

In connection with the 2007 grant of Restricted Stock, the Company recorded unearned compensation in Stockholder’s Equity of $11.0 million, which was combined with additional paid-in capital. In connection with forfeitures of past Restricted Stock awards, the Company reduced unearned compensation by $17 thousand and $0.1 million in 2006 and 2005, respectively. The Company recognized non-cash compensation expense from Restricted Stock awards of $0.1 million, $0.3 million, and $1.9 million in 2007, 2006, and 2005, respectively. As of December 31, 2007, there were 500,000 unvested shares of Restricted Stock outstanding and $10.9 million of stock-based compensation cost related to these unvested shares which had not yet been recognized in operating expenses.

15.	Executive Stock Purchase Plan

In 1989, the Company adopted an Executive Stock Purchase Plan (the “Plan”) under which 1,027,500 shares of Class A Stock were reserved for restricted stock awards. The Plan provides for the compensation committee of the board of directors to award employees, directors, consultants, and other individuals (“Plan participants”) who render service to the Company the right to purchase Class A Stock at a price set by the compensation committee. The Plan provides for the vesting of shares as determined by the compensation committee and, should the

REGENERON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

Company’s relationship with a Plan participant terminate before all shares are vested, unvested shares will be repurchased by the Company at a price per share equal to the original amount paid by the Plan participant. During 1989 and 1990, a total of 983,254 shares were issued, all of which vested as of December 31, 1999. As of December 31, 2007, there were 44,246 shares available for future grants under the Plan.

16.	Employee Savings Plan

In 1993, the Company adopted the provisions of the Regeneron Pharmaceuticals, Inc. 401(k) Savings Plan (the “Savings Plan”). The terms of the Savings Plan provide for employees who have met defined service requirements to participate in the Savings Plan by electing to contribute to the Savings Plan a percentage of their compensation to be set aside to pay their future retirement benefits, as defined. The Savings Plan, as amended and restated, provides for the Company to make discretionary contributions (“Contribution”), as defined. The Company recorded Contribution expense of $1.4 million in 2007, $1.3 million in 2006, and $2.0 million in 2005; such amounts were accrued as liabilities at December 31, 2007, 2006, and 2005, respectively. During the first quarter of 2008, 2007, and 2006, the Company contributed 58,575, 64,532, and 120,960 shares, respectively, of Common Stock to the Savings Plan in satisfaction of these obligations.

17.	Income Taxes

In 2007, 2006, and 2005, the Company incurred net losses for tax purposes and recognized a full tax valuation against deferred taxes. Accordingly, no provision or benefit for income taxes has been recorded in the accompanying financial statements.

The tax effect of temporary differences, net operating loss carry-forwards, and research and experimental tax credit carry-forwards as of December 31, 2007 and 2006 was as follows:

	2007	2006

Deferred tax assets:
Net operating loss carry-forward	$166,714	$177,034
Fixed assets	17,245	15,640
Deferred revenue	96,148	58,739
Deferred compensation	15,159	14,213
Research and experimental tax credit carry-forward	25,446	23,248
Capitalized research and development costs	15,236	19,555
Other	7,036	3,897
Valuation allowance	(342,984)	(312,326)

	—	—

The Company’s valuation allowance increased by $30.7 million in 2007, due primarily to the temporary difference related to deferred revenue, principally resulting from the non-refundable up-front payment received from sanofi-aventis in December 2007 (see Note 11). In 2006, the Company’s valuation allowance increased by $41.6 million, due primarily to increases in the Company’s net operating loss carry-forward and the temporary difference related to deferred revenue, principally resulting from the non-refundable up-front payment received from Bayer HealthCare in 2006 (see Note 11).

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109. The implementation of FIN 48 had no impact on the Company’s financial statements as the Company has not recognized any uncertain income tax positions.

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

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of January 1 and December 31, 2007, the Company had no accruals for interest or penalties related to income tax matters.

As of December 31, 2007, the Company had available for tax purposes unused net operating loss carry-forwards of $423.2 million which will expire in various years from 2008 to 2027 and included $12.7 million of net operating loss carry-forwards related to exercises of Nonqualified Stock Options and disqualifying dispositions of Incentive Stock Options, the tax benefit from which, if realized, will be credited to additional paid-in capital. The Company’s research and experimental tax credit carry-forwards expire in various years from 2008 to 2027. Under the Internal Revenue Code and similar state provisions, substantial changes in the Company’s ownership have resulted in an annual limitation on the amount of net operating loss and tax credit carry-forwards that can be utilized in future years to offset future taxable income. This annual limitation may result in the expiration of net operating losses and tax credit carry-forwards before utilization.

18.	Legal Matters

From time to time, the Company is a party to legal proceedings in the course of the Company’s business. The Company does not expect any such current legal proceedings to have a material adverse effect on the Company’s business or financial condition. Costs associated with the Company’s resolution of legal proceedings are expensed as incurred.

19.	Net Loss Per Share Data

The Company’s basic net loss per share amounts have been computed by dividing net loss by the weighted average number of Common and Class A shares outstanding. Net loss per share is presented on a combined basis, inclusive of Common Stock and Class A Stock outstanding, as each class of stock has equivalent economic rights. In 2007, 2006, and 2005, the Company reported net losses; therefore, no common stock equivalents were included in the computation of diluted net loss per share since such inclusion would have been antidilutive. The calculations of basic and diluted net loss per share are as follows:

	December 31,
	2007	2006	2005

Net loss (Numerator)	$(105,600)	$(102,337)	$(95,446)
Weighted-average shares, in thousands (Denominator)	66,334	57,970	55,950
Basic and diluted net loss per share	$(1.59)	$(1.77)	$(1.71)

REGENERON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

Shares issuable upon the exercise of options, vesting of restricted stock awards, and conversion of convertible debt, which have been excluded from the diluted per share amounts because their effect would have been antidilutive, include the following:

	December 31,
	2007	2006	2005

Options:
Weighted average number, in thousands	15,385	14,139	13,299
Weighted average exercise price	$15.97	$14.41	$14.59
Restricted Stock:
Weighted average number, in thousands	21	23	165
Convertible Debt:
Weighted average number, in thousands	6,611	6,611	6,611
Conversion price	$30.25	$30.25	$30.25

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

Research and development:  Includes all activities related to the discovery of pharmaceutical products for the treatment of serious medical conditions, and the development and commercialization of these discoveries. This segment includes revenues and expenses related to activities conducted under research and development agreements (see Note 11) and technology licensing agreements (see Note 12).

Contract manufacturing:  Includes all revenues and expenses related to the commercial production of products under contract manufacturing arrangements. During 2006 and 2005, the Company produced a vaccine intermediate for Merck & Co., Inc. under a manufacturing agreement, which expired in October 2006 (see Note 13).

The accounting policies for the segments are the same as those described in Note 2, Summary of Significant Accounting Policies. Due to the expiration of the Company’s manufacturing agreement with Merck in October 2006, beginning in 2007, the Company only has a research and development business segment. Therefore, segment information has not been provided for 2007 in the table below.

REGENERON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

The following table presents information about reported segments for the years ended December 31, 2006 and 2005.

	Research &	Contract		Reconciling
	Development	Manufacturing		Items		Total

2006
Revenues	$51,136	$12,311		—		$63,447
Depreciation and amortization	13,549	—	(1)	$1,043		14,592
Non-cash compensation expense	18,357	318		(813	)(2)	17,862
Interest expense		—		12,043		12,043
Net income (loss)	(111,820)	4,165		5,318	(3)	(102,337)
Capital expenditures	3,339	—		—		3,339
Total assets	56,843	3		528,244	(4)	585,090
2005
Revenues	$52,447	$13,746		—		$66,193
Depreciation and amortization	14,461	—	(1)	$1,043		15,504
Non-cash compensation expense	21,492	367		—		21,859
Interest expense	—	—		12,046		12,046
Other contract income	30,640	—		—		30,640
Net income (loss)	(97,970)	4,189		(1,665	)(3)	(95,446)
Capital expenditures	4,667	—		—		4,667
Total assets	95,645	4,315		323,541	(4)	423,501

(1)	Depreciation and amortization related to contract manufacturing is capitalized into inventory and included in contract manufacturing expense when the product is shipped.

(2)	Represents the cumulative effect of adopting SFAS 123R (see Note 2).

(3)	Represents investment income net of interest expense related to convertible notes issued in October 2001 (see Note 10). For the year ended December 31, 2006, also includes the cumulative effect of adopting SFAS 123R (see Note 2).

(4)	Includes cash and cash equivalents, marketable securities, restricted cash (where applicable), prepaid expenses and other current assets, and other assets.

21.	Unaudited Quarterly Results

Summarized quarterly financial data for the years ended December 31, 2007 and 2006 are set forth in the following tables.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	Ended	Ended	Ended	Ended
	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007 (1)
	(Unaudited)

Revenues	$15,788	$22,195	$22,311	$64,730
Net loss	(29,917)	(26,774)	(35,838)	(13,071)
Net loss per share, basic and diluted:	$(0.46)	$(0.41)	$(0.54)	$(0.19)

REGENERON PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	Ended	Ended	Ended	Ended
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006
	(Unaudited)

Revenues	$18,219	$19,258	$15,624	$10,346
Net loss before cumulative effect of a change in accounting principle	(21,193)	(23,576)	(27,410)	(30,971)
Net loss	(20,380)	(23,576)	(27,410)	(30,971)
Net loss per share, basic and diluted:
Net loss before cumulative effect of a change in accounting principle	$(0.37)	$(0.41)	$(0.48)	$(0.51)
Net loss	$(0.36)	$(0.41)	$(0.48)	$(0.51)

(1)	As described in Note 11, effective in the fourth quarter of 2007, the Company determined the appropriate accounting policy for payments from Bayer HealthCare. As a result, in the fourth quarter of 2007, when the Company commenced recognizing previously deferred payments from Bayer HealthCare and cost-sharing of the Company’s and Bayer HealthCare’s 2007 VEGF Trap-Eye development expenses, the Company recognized contract research and development revenue from Bayer HealthCare of $35.9 million and additional research and development expense of $10.6 million.

EXHIBIT INDEX

Exhibit
Number		Description

3.1			—	Restated Certificate of Incorporation, filed February 11, 2008 with the New York Secretary of State.
3.2		(a)	—	By-Laws of the Company, currently in effect (amended through November 9, 2007).
10.1		(b)	—	1990 Amended and Restated Long-Term Incentive Plan.
10.2		(c)	—	2000 Long-Term Incentive Plan.
10	.3.1	(d)	—	Amendment No. 1 to 2000 Long-Term Incentive Plan, effective as of June 14, 2002.
10	.3.2	(d)	—	Amendment No. 2 to 2000 Long-Term Incentive Plan, effective as of December 20, 2002.
10	.3.3	(e)	—	Amendment No. 3 to 2000 Long-term Incentive Plan, effective as of June 14, 2004.
10	.3.4	(f)	—	Amendment No. 4 to 2000 Long-term Incentive Plan, effective as of November 15, 2004.
10	.3.5	(g)	—	Form of option agreement and related notice of grant for use in connection with the grant of options to the Registrant’s non-employee directors and named executive officers.
10	.3.6	(g)	—	Form of option agreement and related notice of grant for use in connection with the grant of options to the Registrant’s executive officers other than the named executive officers.
10	.3.7	(h)	—	Form of restricted stock award agreement and related notice of grant for use in connection with the grant of restricted stock awards to the Registrant’s executive officers.
10.4		(d)	—	Employment Agreement, dated as of December 20, 2002, between the Company and Leonard S. Schleifer, M.D., Ph.D.
10	.5*	(i)	—	Employment Agreement, dated as of December 31, 1998, between the Company and P. Roy Vagelos, M.D.
10.6		(j)	—	Regeneron Pharmaceuticals, Inc. Change in Control Severance Plan, effective as of February 1, 2006.
10.7		(k)	—	Indenture, dated as of October 17, 2001, between Regeneron Pharmaceuticals, Inc. and American Stock Transfer & Trust Company, as trustee.
10.8		(k)	—	Registration Rights Agreement, dated as of October 17, 2001, among Regeneron Pharmaceuticals, Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Robertson Stephens, Inc.
10	.9*	(l)	—	IL-1 License Agreement, dated June 26, 2002, by and among the Company, Immunex Corporation, and Amgen Inc.
10	.10*	(m)	—	Collaboration, License and Option Agreement, dated as of March 28, 2003, by and between Novartis Pharma AG, Novartis Pharmaceuticals Corporation, and the Company.
10	.11*	(n)	—	Collaboration Agreement, dated as of September 5, 2003, by and between Aventis Pharmaceuticals Inc. and Regeneron Pharmaceuticals, Inc.
10	.11.1*	(i)	—	Amendment No. 1 to Collaboration Agreement, by and between Aventis Pharmaceuticals Inc. and Regeneron Pharmaceuticals, Inc., effective as of December 31, 2004.
10	.11.2	(o)	—	Amendment No. 2 to Collaboration Agreement, by and between Aventis Pharmaceuticals Inc. and Regeneron Pharmaceuticals, Inc., effective as of January 7, 2005.
10	.11.3*	(p)	—	Amendment No. 3 to Collaboration Agreement, by and between Aventis Pharmaceuticals Inc. and Regeneron Pharmaceuticals, Inc., effective as of December 21, 2005.
10	.11.4*	(p)	—	Amendment No. 4 to Collaboration Agreement, by and between sanofi-aventis U.S., LLC (successor in interest to Aventis Pharmaceuticals, Inc.) and Regeneron Pharmaceuticals, Inc., effective as of January 31, 2006.
10.12		(n)	—	Stock Purchase Agreement, dated as of September 5, 2003, by and between Aventis Pharmaceuticals Inc. and Regeneron Pharmaceuticals, Inc.
10	.13*	(q)	—	License and Collaboration Agreement, dated as of October 18, 2006, by and between Bayer HealthCare LLC and Regeneron Pharmaceuticals, Inc.
10	.14*	(r)	—	Non Exclusive License and Material Transfer Agreement, dated as of February 5, 2007 by and between AstraZeneca UK Limited and Regeneron Pharmaceuticals, Inc.

Exhibit
Number		Description

10.15		(s)	—	Lease, dated as of December 21, 2006, by and between BMR-Landmark at Eastview LLC and Regeneron Pharmaceuticals, Inc.
10	.16*	(t)	—	Non Exclusive License and Material Transfer Agreement, dated as of March 30, 2007, by and between Astellas Pharma Inc. and Regeneron Pharmaceuticals, Inc.
10	.17*	(u)	—	First Amendment to Lease, by and between BMR-Landmark at Eastview LLC and Regeneron Pharmaceuticals, Inc., effective as of October 24, 2007.
10	.18*		—	Discovery and Preclinical Development Agreement, dated as of November 28, 2007, by and between Aventis Pharmaceuticals Inc. and Regeneron Pharmaceuticals, Inc.
10	.19*		—	License and Collaboration Agreement, dated as of November 28, 2007, by and among Aventis Pharmaceuticals Inc., sanofi-aventis Amerique du Nord and Regeneron Pharmaceuticals, Inc.
10.20			—	Stock Purchase Agreement, dated as of November 28, 2007, by and among sanofi-aventis Amerique du Nord, sanofi-aventis US LLC and Regeneron Pharmaceuticals, Inc.
10.21			—	Investor Agreement, dated as of December 20, 2007, by and among sanofi-aventis, sanofi-aventis US LLC, Aventis Pharmaceuticals Inc., sanofi-aventis Amerique du Nord, and Regeneron Pharmaceuticals, Inc.
12.1			—	Statement re: computation of ratio of earnings to combined fixed charges of Regeneron Pharmaceuticals, Inc.
23.1			—	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
31.1			—	Certification of CEO pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934.
31.2			—	Certification of CFO pursuant to Rule 13a-14 (a) under the Securities and Exchange Act of 1934.
32			—	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.

Description:

(a)	Incorporated by reference from the Form 8-K for Regeneron Pharmaceuticals, Inc., filed November 13, 2007.

(b)	Incorporated by reference from the Company’s registration statement on Form S-1 (file number 33-39043).

(c)	Incorporated by reference from the Form 10-K for Regeneron Pharmaceuticals, Inc., for the fiscal year ended December 31, 2001, filed March 22, 2002.

(d)	Incorporated by reference from the Form 10-K for Regeneron Pharmaceuticals, Inc., for the fiscal year ended December 31, 2002, filed March 31, 2003.

(e)	Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc. for the quarter ended June 30, 2004, filed August 5, 2004.

(f)	Incorporated by reference from the Form 8-K for Regeneron Pharmaceuticals, Inc., filed November 17, 2004.

(g)	Incorporated by reference from the Form 8-K for Regeneron Pharmaceuticals, Inc., filed December 16, 2005.

(h)	Incorporated by reference from the Form 8-K for Regeneron Pharmaceuticals, Inc., filed December 13, 2004.

(i)	Incorporated by reference from the Form 10-K for Regeneron Pharmaceuticals, Inc. for the fiscal year ended December 31, 2004, filed March 11, 2005.

(j)	Incorporated by reference from the Form 8-K for Regeneron Pharmaceuticals, Inc., filed January 25, 2006.

(k)	Incorporated by reference from the Company’s registration statement on Form S-3 (file number 333-74464).

(l)	Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc. for the quarter ended June 30, 2002, filed August 13, 2002.

(m)	Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc. for the quarter ended March 31, 2003, filed May 15, 2003.

(n)	Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc. for the quarter ended September 30, 2003, filed November 11, 2003.

(o)	Incorporated by reference from the Form 8-K for Regeneron Pharmaceuticals, Inc., filed January 11, 2005.

(p)	Incorporated by reference from the Form 10-K for Regeneron Pharmaceuticals, Inc., for the fiscal year ended December 31, 2005, filed February 28, 2006.

(q)	Incorporated by reference from the Form 8-K for Regeneron Pharmaceuticals, Inc., filed October 18, 2006.

(r)	Incorporated by reference from the Form 10-K for Regeneron Pharmaceuticals, Inc for the year ended December 31, 2006, filed March 12, 2007.

(s)	Incorporated by reference from the Form 8-K for Regeneron Pharmaceuticals, Inc., filed December 22, 2006.

(t)	Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc for the quarter ended March 31, 2007, filed May 4, 2007.

(u)	Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc for the quarter ended September 31, 2007, filed November 7, 2007.

*	Portions of this document have been omitted and filed separately with the Commission pursuant to requests for confidential treatment pursuant to Rule 24b-2.