Form 10-Q
period 2008-03-31
REGENERON PHARMACEUTICALS INC
filed 2008-05-02
CIK 872589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Yes ☑      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of April 15, 2008:

Class of Common Stock	Number of Shares

Class A Stock, $0.001 par value	2,257,698
Common Stock, $0.001 par value	76,848,479

REGENERON PHARMACEUTICALS, INC.

March 31, 2008

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
REGENERON PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS AT MARCH 31, 2008 AND DECEMBER 31, 2007 (Unaudited)
(In thousands, except share data)

	March 31,	December 31,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$520,875	$498,925
Marketable securities	222,373	267,532
Accounts receivable from the sanofi-aventis Group	31,100	14,244
Accounts receivable — other	1,860	4,076
Prepaid expenses and other current assets	11,297	13,052

Total current assets	787,505	797,829

Restricted cash	1,600	1,600
Marketable securities	83,010	78,222
Property, plant, and equipment, at cost, net of accumulated depreciation and amortization	58,419	58,304
Other assets	342	303

Total assets	$930,876	$936,258

LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$30,314	$39,232
Deferred revenue from sanofi-aventis, current portion	18,855	18,855
Deferred revenue — other, current portion	36,785	25,577
Notes payable	200,000	200,000

Total current liabilities	285,954	283,664

Deferred revenue from sanofi-aventis	121,718	126,431
Deferred revenue — other	62,601	65,896

Total liabilities	470,273	475,991

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.01 par value; 30,000,000 shares authorized; issued and outstanding-none
Class A Stock, convertible, $.001 par value; 40,000,000 shares authorized; shares issued and outstanding - 2,257,698 in 2008 and 2,260,266 in 2007	2	2
Common Stock, $.001 par value; 160,000,000 shares authorized; shares issued and outstanding - 76,838,871 in 2008 and 76,592,218 in 2007	77	77
Additional paid-in capital	1,264,531	1,253,235
Accumulated deficit	(804,835)	(793,217)
Accumulated other comprehensive income	828	170

Total stockholders’ equity	460,603	460,267

Total liabilities and stockholders’ equity	$930,876	$936,258

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three months ended March 31,
	2008	2007
Revenues
Contract research and development from sanofi-aventis	$35,734	$11,830
Other contract research and development	10,649	1,815
Technology licensing	10,000	2,143

	56,383	15,788

Expenses
Research and development	61,270	41,235
Selling, general, and administrative	11,024	8,202

	72,294	49,437

Loss from operations	(15,911)	(33,649)

Other income (expense)
Investment income	7,304	6,743
Interest expense	(3,011)	(3,011)

	4,293	3,732

Net loss	$(11,618)	$(29,917)

Net loss per share, basic and diluted	$(0.15)	$(0.46)

Weighted average shares outstanding, basic and diluted	78,493	65,563
The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)
For the three months ended March 31, 2008
(In thousands)

							Accumulated
					Additional		Other	Total
	Class A Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity	Loss
Balance, December 31, 2007	2,260	$2	76,592	$77	$1,253,235	$(793,217)	$170	$460,267
Issuance of Common Stock in connection with exercise of stock options, net of shares tendered			186		1,903			1,903
Issuance of Common Stock in connection with Company 401(k) Savings Plan contribution			59		1,107			1,107
Conversion of Class A Stock to Common Stock	(2)		2
Stock-based compensation expense					8,286			8,286
Net loss						(11,618)		(11,618)	$(11,618)
Change in net unrealized gain on marketable securities							658	658	658

Balance, March 31, 2008	2,258	$2	76,839	$77	$1,264,531	$(804,835)	$828	$460,603	$(10,960)

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three months ended March 31,
	2008	2007
Cash flows from operating activities
Net loss	$(11,618)	$(29,917)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,946	2,855
Non-cash compensation expense	8,286	6,585
Changes in assets and liabilities
Increase in accounts receivable	(14,640)	(26,139)
Decrease (increase) in prepaid expenses and other assets	1,493	(440)
Increase in deferred revenue	3,200	37,666
(Decrease) increase in accounts payable, accrued expenses, and other liabilities	(7,564)	152

Total adjustments	(6,279)	20,679

Net cash used in operating activities	(17,897)	(9,238)

Cash flows from investing activities
Purchases of marketable securities	(91,518)	(186,177)
Sales or maturities of marketable securities	132,509	113,262
Capital expenditures	(3,047)	(1,197)

Net cash provided by (used in) investing activities	37,944	(74,112)

Cash flows from financing activities
Net proceeds from the issuance of Common Stock	1,903	1,958

Net cash provided by financing activities	1,903	1,958

Net increase (decrease) in cash and cash equivalents	21,950	(81,392)

Cash and cash equivalents at beginning of period	498,925	237,876

Cash and cash equivalents at end of period	$520,875	$156,484

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)
1. Interim Financial Statements
     The interim Condensed Financial Statements of Regeneron Pharmaceuticals, Inc. (“Regeneron” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures necessary for a presentation of the Company’s financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for such periods. The results of operations for any interim periods are not necessarily indicative of the results for the full year. The December 31, 2007 Condensed Balance Sheet data were derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
2. ARCALYST™ (rilonacept) Product Revenue and Inventory
Product Revenue
     In late March 2008, ARCALYST™ (rilonacept) became available for prescription in the United States for the treatment of Cryopyrin-Associated Periodic Syndromes (CAPS) and the Company made its first shipments of ARCALYST™ to its distributors. The Company will recognize revenue from product sales in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”). Revenue from product sales is recognized when persuasive evidence of an arrangement exists, title to product and associated risk of loss has passed to the customer, the price is fixed or determinable, collection from the customer is reasonably assured and we have no further performance obligations.  When recognized, revenues from product sales will be recorded net of applicable provisions for prompt pay discounts, product returns, and estimated rebates. The Company will account for these reductions in accordance with Emerging Issues Task Force Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products) (“EITF 01-9”), and Statement of Financial Accounting Standards No. (“SFAS”) 48, Revenue Recognition When Right of Return Exists, as applicable.
     Since the Company has no historical return or rebate experience for ARCALYST™, no product sales revenue has been recognized in the first quarter of 2008, and revenue recognition has been fully deferred until the right of return no longer exists and rebates have been processed, or until the Company can reasonably estimate returns and rebates. At March 31, 2008, deferred revenue related to ARCALYST™ product sales totaled $0.8 million.

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)
Inventory
     The Company began capitalizing inventory costs associated with commercial supplies of ARCALYST™ (rilonacept) subsequent to receipt of marketing approval from the U.S. Food and Drug Administration (“FDA”) on February 27, 2008. Costs for manufacturing supplies of ARCALYST™ prior to receipt of FDA approval were recognized as research and development expenses in the period incurred; therefore, these costs will not be included in cost of goods sold when those supplies of ARCALYST™ are sold. At March 31, 2008, inventoried costs related to ARCALYST™ were insignificant.
3. Per Share Data
     The Company’s basic and diluted net loss per share amounts have been computed by dividing net loss by the weighted average number of shares of Common Stock and Class A Stock outstanding. Net loss per share is presented on a combined basis, inclusive of Common Stock and Class A Stock outstanding, as each class of stock has equivalent economic rights. For the three months ended March 31, 2008 and 2007, the Company reported net losses; therefore, no common stock equivalents were included in the computation of diluted net loss per share for these periods, since such inclusion would have been antidilutive. The calculations of basic and diluted net loss per share are as follows:

	Three Months Ended March 31,
	2008	2007
Net loss (Numerator)	$(11,618)	$(29,917)

Weighted-average shares, in thousands (Denominator)	78,493	65,563

Basic and diluted net loss per share	$(0.15)	$(0.46)
     Shares issuable upon the exercise of stock options, vesting of restricted stock awards, and conversion of convertible debt, which have been excluded from the March 31, 2008 and 2007 diluted per share amounts because their effect would have been antidilutive, include the following:

	Three months ended March 31,
	2008	2007
Stock Options:
Weighted average number, in thousands	17,680	15,549
Weighted average exercise price	$17.16	$15.65

Restricted Stock:
Weighted average number, in thousands	500

Convertible Debt:
Weighted average number, in thousands	6,611	6,611
Conversion price	$30.25	$30.25

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)
4. Statement of Cash Flows
     Supplemental disclosure of noncash investing and financing activities:
     In the first quarter of 2008, the Company recognized $0.6 million of compensation expense related to Restricted Stock awards, the fair value of which is expensed, on a pro rata basis, over the period that the restrictions on the shares lapse.
     Included in accounts payable and accrued expenses at March 31, 2008 and December 31, 2007 were $1.5 million and $1.7 million, respectively, of accrued capital expenditures. Included in accounts payable and accrued expenses at March 31, 2007 and December 31, 2006 were $0.6 million and $0.8 million, respectively, of accrued capital expenditures.
     Included in accounts payable and accrued expenses at December 31, 2007 and 2006 were $1.1 million and $1.4 million, respectively, of accrued Company 401(k) Savings Plan contribution expense. In the first quarter of 2008 and 2007, the Company contributed 58,575 and 64,532 shares, respectively, of Common Stock to the 401(k) Savings Plan in satisfaction of these obligations.
     Included in marketable securities at March 31, 2008 and December 31, 2007 were $2.1 million and $2.2 million, respectively, of accrued interest income. Included in marketable securities at March 31, 2007 and December 31, 2006 were $2.1 million and $1.5 million, respectively, of accrued interest income.
5. Fair Value of Financial Assets
Adoption of Statement of Financial Accounting Standards No. 157
     In September 2006, the Financial Accounting Standards Board issued SFAS 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. The Company adopted the provisions of SFAS 157 as of January 1, 2008, for financial instruments. Although the adoption of SFAS 157 did not materially impact the Company’s financial condition, results of operations, or cash flows, the Company is now required to provide additional disclosures as part of its financial statements.
     SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The three tiers are Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)
     The Company’s assets that are measured at fair value on a recurring basis, and subject to the disclosure requirements of SFAS 157 at March 31, 2008, were as follows:

Fair Value Measurements at Reporting Date Using
Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Fair Value at	Identical Assets	Inputs	Inputs
Description	March 31, 2008	(Level 1)	(Level 2)	(Level 3)
Available-for-sale marketable securities	$305,383		$297,433	$7,950
     Marketable securities included in Level 2 above were valued using a market approach utilizing prices and other relevant information generated by market transactions involving identical or comparable assets.
     Marketable securities included in Level 3 above were valued using information provided by the Company’s investment advisors, including quoted bid prices which take into consideration the securities’ current lack of liquidity. There were no realized or unrealized gains or losses related to the Company’s Level 3 marketable securities for the three months ended March 31, 2008. In addition, there were no purchases, sales, or maturities of Level 3 marketable securities, and no transfers of marketable securities between the Level 2 and Level 3 classifications, during the quarter ended March 31, 2008. The Company held no Level 1 marketable securities during the quarter.
6. Accounts Receivable
     Accounts receivable as of March 31, 2008 and December 31, 2007 consist of the following:

	March 31,	December 31,
	2008	2007
Receivable from the sanofi-aventis Group	$31,100	$14,244
Receivable from Bayer HealthCare LLC		2,797
Other	1,860	1,279

	$32,960	$18,320

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)
7. Accounts Payable and Accrued Expenses
     Accounts payable and accrued expenses as of March 31, 2008 and December 31, 2007 consist of the following:

	March 31,	December 31,
	2008	2007
Accounts payable	$9,475	$8,128
Payable to Bayer HealthCare	1,053	4,892
Accrued payroll and related costs	6,460	14,514
Accrued clinical trial expense	4,221	5,609
Accrued expenses, other	4,063	3,797
Interest payable on convertible notes	5,042	2,292

	$30,314	$39,232

8. Comprehensive Loss
     The Company presents comprehensive income (loss) in accordance with SFAS 130, Reporting Comprehensive Income. Comprehensive loss of the Company includes net loss adjusted for the change in net unrealized gain (loss) on marketable securities. The net effect of income taxes on comprehensive loss is immaterial. For the three months ended March 31, 2008 and 2007, the components of comprehensive loss are:

	Three months ended March 31,
	2008	2007
Net loss	$(11,618)	$(29,917)
Change in net unrealized gain (loss) on marketable securities	658	72

Total comprehensive loss	$(10,960)	$(29,845)

9. Legal Matters
     In December 2003, the Company entered into a non-exclusive license agreement with Cellectis Inc. that granted the Company certain rights in a family of patents relating to homologous recombination. Cellectis now claims that the Company’s use of VelocImmune® and the Company’s agreements with AstraZeneca UK Limited, Astellas Pharma Inc., and sanofi-aventis are outside the scope of the Company’s license from Cellectis. As a result, Cellectis claims that it has terminated the Company’s non-exclusive license agreement and has requested that the Company cease and desist from using the patents licensed from Cellectis. The Company disagrees with Cellectis’ position

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)
and is in discussions with Cellectis regarding this matter. If the Company is not able to resolve this dispute, Cellectis may commence a lawsuit against the Company, sanofi-aventis, the Company’s VelocImmune licensees, and the Company’s VelociGene ® customers alleging infringement of the patents the Company licensed from Cellectis. The Company is unable to estimate the losses or expenses, if any, that may result from the resolution of this matter; however, such losses or expenses could be material.
10. Future Impact of Recently Issued Accounting Standards
     In November 2007, the Emerging Issues Task Force issued Statement No. 07-1, Accounting for Collaborative Arrangements (“EITF 07-1”).   EITF 07-01 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties.  EITF 07-1 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements.  EITF 07-1 is effective for fiscal years beginning after December 15, 2008, and will be applied retrospectively as a change in accounting principle for collaborative arrangements existing at the effective date.  The Company is required to adopt EITF 07-1 for the fiscal year beginning January 1, 2009. Management does not anticipate that the adoption of EITF 07-1 will have a material impact on the Company’s financial statements.

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
Overview
     Regeneron Pharmaceuticals, Inc. is a biopharmaceutical company that discovers, develops, and commercializes pharmaceutical products for the treatment of serious medical conditions. We currently have one marketed product: ARCALYST™ (rilonacept) Injection for Subcutaneous Use is now available for prescription in the United States for the treatment of Cryopyrin-Associated Periodic Syndromes (CAPS), including Familial Cold Auto-inflammatory Syndrome (FCAS) and Muckle-Wells Syndrome (MWS) in adults and children 12 and older. We also have four clinical development programs, including two late-stage clinical programs. The late stage programs are aflibercept (VEGF Trap), which is being developed in oncology in collaboration with the sanofi-aventis Group and VEGF Trap-Eye, which is being developed in eye diseases using intraocular delivery in collaboration with Bayer HealthCare LLC. ARCALYST™ (rilonacept; also known as IL-1 Trap) is also in a Phase 2 safety and efficacy trial for the prevention of gout flares induced by the initiation of uric acid-lowering drug therapy used to control gout. Our fourth clinical development program is REGN88, an antibody to the Interleukin-6 receptor (IL-6R) that is being developed with sanofi-aventis. REGN88 entered clinical development in patients with rheumatoid arthritis in the fourth quarter of 2007.
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
     Our core business strategy is to maintain a strong foundation in basic scientific research and discovery-enabling technology and combine that foundation with our manufacturing and clinical development capabilities to build a successful, integrated biopharmaceutical company. We believe that our ability to develop product candidates is enhanced by the application of our technology platforms. Our discovery platforms are designed to identify specific genes of therapeutic interest for a particular disease or cell type and validate targets through high-throughput production of mammalian models. Our human monoclonal antibody technology (VelocImmune®) and cell line expression technologies may then be utilized to design and produce new product candidates directed against the disease target. Based on the VelocImmune platform which we believe, in conjunction with our other proprietary technologies, can accelerate the development of fully human monoclonal antibodies, we moved our first antibody product candidate (REGN88) into clinical trials in 2007. We plan to advance two new antibody product candidates into clinical development in 2008 and an additional two to three antibody product candidates each year thereafter beginning in 2009. We continue to invest in the development of enabling technologies to assist in our efforts to identify, develop, and commercialize new product candidates.
ARCALYST™ (rilonacept) – Inflammatory Diseases:
     ARCALYST™ (rilonacept; also known as IL-1 Trap) is a protein-based product designed to bind the interleukin-1 (called IL-1) cytokine and prevent its interaction with cell surface receptors. In February 2008, we announced that we had received approval from the U.S. Food and Drug Administration (FDA) for ARCALYST™ Injection for Subcutaneous Use for the treatment of Cryopyrin-Associated Periodic Syndromes (CAPS), including Familial Cold Auto-inflammatory Syndrome (FCAS) and Muckle-Wells Syndrome (MWS) in adults and children 12 and older. In July 2007, ARCALYST™ for the treatment of CAPS received Orphan Drug designation in the European Union.
     CAPS represents a group of rare inherited auto-inflammatory conditions. In addition to FCAS and MWS, CAPS includes Neonatal Onset Multisystem Inflammatory Disease (NOMID). ARCALYST™ has not been studied for the treatment of NOMID. The syndromes included in CAPS are characterized by spontaneous, systemic inflammation and are termed auto-inflammatory disorders. A novel feature of these conditions (particularly FCAS and MWS) is that exposure to mild degrees of cold temperature can provoke a major inflammatory episode that occurs within hours. CAPS is caused by a range of mutations in the gene NLRP3 (formerly known as CIAS1) which encodes a protein named cryopyrin.
     We are also evaluating ARCALYST™ in a number of diseases and disorders where IL-1 may play an important role. We have initiated a Phase 2 safety and efficacy trial of ARCALYST™ in the prevention of gout flares induced by the initiation of uric acid-lowering drug therapy used to control gout. We previously reported positive results from an exploratory proof of concept study of ARCALYST™ in ten patients with chronic active gout. In those patients, treatment with ARCALYST™ demonstrated a statistically significant reduction in patient pain scores in the single-blind, placebo-controlled study. Mean patients’ pain scores, the key symptom measure in persistent gout, were reduced 41% (p=0.025) during the first two weeks of active treatment and reduced 56% (p<0.004) after six weeks of active treatment. In this study, in which safety was the primary endpoint measure, treatment with ARCALYST™ was generally well-tolerated. We are also evaluating the potential use of ARCALYST™ in other indications in which IL-1 may play a role.

     Under a March 2003 collaboration agreement with Novartis Pharma AG, we retain the right to elect to collaborate in the future development and commercialization of a Novartis IL-1 antibody which is in clinical development. Following completion of Phase 2 development and submission to us of a written report on the Novartis IL-1 antibody, we have the right, in consideration for an opt-in payment, to elect to co-develop and co-commercialize the Novartis IL-1 antibody in North America. If we elect to exercise this right, we are responsible for paying 45% of post-election North American development costs for the antibody product. In return, we are entitled to co-promote the Novartis IL-1 antibody, and to receive 45% of net profits on sales of the antibody product, in North America. Under certain circumstances, we are also entitled to receive royalties on sales of the Novartis IL-1 antibody in Europe.
     Under the collaboration agreement, Novartis has the right to elect to collaborate in the development and commercialization of a second generation IL-1 Trap following completion of its Phase 2 development, should we decide to clinically develop such a second generation product candidate. Novartis does not have any rights or options with respect to ARCALYST™ (rilonacept).
Late-Stage Clinical Programs:
     Below is a summary of the status of our late-stage clinical candidates:
1. Aflibercept (VEGF Trap) – Oncology
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
     Aflibercept is being developed in cancer indications in collaboration with sanofi-aventis. We and sanofi-aventis began four Phase 3 trials of aflibercept in the second half of 2007. One trial is evaluating aflibercept as a 1st line treatment for metastatic androgen independent prostate cancer in combination with docetaxel/prednisone. A second trial is evaluating aflibercept as a 2nd line treatment for metastatic non-small cell lung cancer in combination with docetaxel. The third Phase 3 trial is evaluating aflibercept as a 1st line treatment for metastatic pancreatic cancer in combination with gemcitabine. The fourth Phase 3 trial is evaluating aflibercept as a 2nd line treatment for metastatic colorectal cancer in combination with FOLFIRI (Folinic Acid (leucovorin), 5-fluorouracil, and irinotecan). In all of these trials, aflibercept is being combined with the current standard of chemotherapy care for the stated development stage of the cancer type.
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

     The collaboration is also conducting Phase 2 single-agent studies of aflibercept in advanced ovarian cancer (AOC), non-small cell lung adenocarcinoma (NSCLA), and AOC patients with symptomatic malignant ascites (SMA). We expect to report results from the AOC trial in the second quarter of 2008 and the NSCLA trial by the end of the year. The SMA trial is approximately 50% enrolled and continues to enroll patients. In 2004, the FDA granted Fast Track designation to aflibercept for the treatment of SMA.
     In addition, more than 13 studies are currently underway or scheduled to begin that are being conducted in conjunction with the National Cancer Institute (NCI) Cancer Therapy Evaluation Program (CTEP) evaluating aflibercept as a single agent or in combination with chemotherapy regimens in a variety of cancer indications.
     The first registration submission to a regulatory agency for aflibercept is possible during 2008, potentially as third line treatment as a single agent in advanced ovarian cancer (AOC) or in AOC patients with SMA. However, in order for our ongoing Phase 2 study in AOC to be sufficient to support such a submission, we believe that the final unblinded results of the study would have to demonstrate a more robust response rate than that reported in the interim analysis of blinded data from the study presented in June 2007 at the annual meeting of the American Society of Clinical Oncology (ASCO).
     Cancer is a heterogeneous set of diseases and one of the leading causes of death in the developed world. A mutation in any one of dozens of normal genes can eventually result in a cell becoming cancerous; however, a common feature of cancer cells is that they need to obtain nutrients and remove waste products, just as normal cells do. The vascular system normally supplies nutrients to and removes waste from normal tissues. Cancer cells can use the vascular system either by taking over preexisting blood vessels or by promoting the growth of new blood vessels (a process known as angiogenesis). Vascular Endothelial Growth Factor (VEGF) is secreted by many tumors to stimulate the growth of new blood vessels to supply nutrients and oxygen to the tumor. VEGF blockers have been shown to inhibit new vessel growth, and, in some cases, can cause regression of existing tumor vasculature. Countering the effects of VEGF, thereby blocking the blood supply to tumors, has been shown in clinical trials to have therapeutic benefits. This approach of inhibiting angiogenesis as a mechanism of action for an oncology medicine was validated in February 2004, when the FDA approved Genentech, Inc.’s VEGF inhibitor, Avastin®. Avastin® (a trademark of Genentech, Inc.) is an antibody product designed to inhibit VEGF and interfere with the blood supply to tumors.
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
2. VEGF Trap – Eye Diseases
     VEGF Trap-Eye is a form of the VEGF Trap that has been purified and formulated with excipients and at concentrations suitable for direct injection into the eye. We and Bayer HealthCare are currently testing VEGF Trap-Eye in a Phase 3 program in patients with the neovascular form of Age-related Macular Degeneration (wet AMD). The first Phase 3 trial in wet AMD, known as VIEW 1 (VEGF Trap: Investigation of Efficacy and Safety in Wet age-related macular degeneration), is comparing VEGF Trap-Eye and ranibizumab (Lucentis®, a registered trademark of Genentech, Inc.), an anti-angiogenic agent approved for use in wet AMD, and is being conducted in North America. This Phase 3 trial is evaluating dosing intervals of four and eight weeks for VEGF Trap-Eye compared with ranibizumab dosed according to its label every four weeks. Bayer HealthCare is initiating a second Phase 3 trial in wet AMD that will be conducted primarily in the European Union and other parts of the world outside the U.S.
     In April 2008, we and Bayer HealthCare announced the 32-week endpoint results of a Phase 2 study evaluating VEGF Trap-Eye in wet AMD, which were presented at the 2008 Association for Research in Vision and Ophthalmology (ARVO) meeting in Fort Lauderdale, Florida. The analysis showed that VEGF Trap-Eye dosed on a PRN (as-needed) dosing schedule maintained the statistically significant gain in visual acuity achieved after an initial, 12-week, fixed-dosing phase.
     Study results showed that across all dose groups in the study population the 6.6 mean letter gain in visual acuity achieved versus baseline at the week 16 evaluation visit, following 12 weeks of fixed dosing, was maintained out to week 32 (a 6.7 mean letter gain versus baseline; p< 0.0001) using a PRN dosing schedule (where dosing frequency was determined by the physician’s assessment of pre-specified criteria). The decrease in retinal thickness, an anatomical measure of treatment effect, achieved with a fixed-dose schedule was also maintained for all dose groups combined at week 32 (a 137 micron mean decrease versus baseline, p<0.0001).

     In this double-masked, prospective, randomized, multi-center Phase 2 trial, 157 patients were randomized to five dose groups and treated with VEGF Trap-Eye in one eye. Two groups initially received monthly doses of 0.5 or 2.0 milligrams (mg) of VEGF Trap-Eye for 12 weeks and three groups received quarterly doses of 0.5, 2.0, or 4.0 mg of VEGF Trap-Eye (at baseline and week 12). Following the initial 12-week fixed-dose phase of the trial, patients continued to receive therapy at the same dose on a PRN dosing schedule based upon the physician assessment of the need for re-treatment in accordance with pre-specified criteria. Patients were monitored for safety, retinal thickness, and visual acuity. These data represent the week 32 analysis from the 52-week study, which is continuing to follow patients.
     Patients receiving monthly doses of VEGF Trap-Eye, either 0.5 or 2.0 mg, for 12 weeks followed by PRN dosing thereafter achieved mean improvements in visual acuity of 8.0 (p<0.01 versus baseline) and 10.1 letters (p<0.0001 versus baseline), respectively, and mean decreases in retinal thickness of 141 (p<0.0001 versus baseline) and 162 microns (p<0.0001 versus baseline) at week 32, respectively. While PRN dosing also maintained the improvements in retinal thickness and visual acuity achieved versus baseline following a fixed dosing regimen utilizing quarterly dosing at baseline and week 12, the results achieved with a quarterly fixed dosing regimen were generally not as robust as obtained with initial fixed monthly dosing.
     VEGF Trap-Eye was generally safe and well-tolerated and there were no reported drug-related serious adverse events. There was one reported case of culture-negative endophthalmitis/uveitis in the study eye, which was deemed not to be drug-related. The most common adverse events were those typically associated with intravitreal injections.
     After the last fixed-dose administration at week 12, patients from all dose groups combined required, on average, only one additional injection over the following 20 weeks to maintain the visual acuity gain established during the fixed-dosing period. Notably, 55% of the patients who received 2.0 mg monthly for 12 weeks did not require any additional treatment throughout the next 20-week PRN dosing period. Moreover, 97% of the patients who received 2.0 mg monthly for 12 weeks did not require re-dosing at the week 16 evaluation visit, indicating that an 8-week dosing schedule may be feasible.
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
Collaboration with Bayer HealthCare
     In October 2006, we entered into a collaboration agreement with Bayer HealthCare for the global development and commercialization outside the United States of VEGF Trap-Eye. Under the agreement, we and Bayer HealthCare will collaborate on, and share the costs of, the development of VEGF Trap-Eye through an integrated global plan that encompasses wet AMD, diabetic eye diseases, and other diseases and disorders. Bayer HealthCare will market VEGF Trap-Eye outside the United States, where the companies will share equally in profits from any future sales of VEGF Trap-Eye. If VEGF Trap-Eye is granted marketing authorization in a major market country outside the United States, we will be obligated to reimburse Bayer HealthCare for 50% of the development costs that it has incurred under the agreement from our share of the collaboration profits. Within the United States, we retain exclusive commercialization rights to VEGF Trap-Eye and are entitled to all profits from any such sales. We received an up-front payment of $75.0 million from Bayer HealthCare. In 2007, we received a $20.0 million milestone payment from Bayer HealthCare following dosing of the first patient in the Phase 3 study of VEGF Trap-Eye in wet AMD, and can earn up to $90.0 million in additional development and regulatory milestones related to the development of VEGF Trap-Eye and marketing approvals in major market countries outside the United States. We can also earn up to $135.0 million in sales milestones if total annual sales of VEGF Trap-Eye outside the United States achieve certain specified levels starting at $200.0 million.
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
     Regeneron scientists have developed two different technologies to design protein therapeutics to block the action of specific secreted proteins. The first technology, termed the “Trap” technology, was used to generate our first approved product, ARCALYST™ (rilonacept) for the treatment of CAPS, and our current clinical pipeline, including aflibercept, VEGF Trap-Eye, and ARCALYST™ in other indications. These novel “Traps” are composed of fusions between two distinct receptor components and the constant region of an antibody molecule called the “Fc region”, resulting in high affinity product candidates.
     Regeneron scientists also have discovered and developed a new technology for designing protein therapeutics that facilitates the discovery and production of fully human monoclonal antibodies. We call our technology VelocImmune® and, as described below, we believe that it is an improved way of generating a wide variety of high affinity, therapeutic, fully human monoclonal antibodies.
VelocImmune®(Human Monoclonal Antibodies)
     We have developed a novel mouse technology platform, called VelocImmune, for producing fully human monoclonal antibodies. The VelocImmune mouse platform was generated by exploiting our VelociGene® technology platform (see below), in a process in which six megabases of mouse immune gene loci were replaced, or “humanized,” with corresponding human immune gene loci. The VelocImmune mice can be used to generate efficiently fully human monoclonal antibodies to targets of therapeutic interest. VelocImmune and our related technologies offer the potential to increase the speed and efficiency through which human monoclonal antibody therapeutics may be discovered and validated, thereby improving the overall efficiency of our early stage drug development activities. We are utilizing the VelocImmune technology to produce our next generation of drug candidates for preclinical development, and are exploring possible additional licensing arrangements with third parties related to VelocImmune and related technologies.
Antibody Collaboration with sanofi-aventis
     In November 2007, we and sanofi-aventis entered into a global, strategic collaboration to discover, develop, and commercialize fully human monoclonal antibodies. The first therapeutic antibody to enter clinical development under the collaboration, REGN88, is an antibody to the Interleukin-6 receptor (IL-6R), which has started clinical trials in rheumatoid arthritis. The second is expected to be an antibody to Delta-like ligand-4 (Dll4), which is currently scheduled to commence clinical development in mid-2008. The collaboration is governed by a Discovery and Preclinical Development Agreement and a License and Collaboration Agreement. We received a non-refundable, up-front payment of $85.0 million from sanofi-aventis under the discovery agreement. In addition, sanofi-aventis will fund up to $475.0 million of our research for identifying and validating potential drug discovery targets and developing fully human monoclonal antibodies against these targets through December 31, 2012. Sanofi-aventis also has an option to extend the discovery program for up to an additional three years for further antibody development and preclinical activities.
     For each drug candidate identified under the discovery agreement, sanofi-aventis has the option to license rights to the candidate under the license agreement. If it elects to do so, sanofi-aventis will co-develop the drug candidate with us through product approval. Development costs will be shared between the companies, with sanofi-aventis funding drug candidate development costs up front. We are generally responsible for reimbursing sanofi-aventis for half of the total development costs for all collaboration products from our share of profits from commercialization of collaboration products to the extent they are sufficient for this purpose. Sanofi-aventis will lead commercialization activities for products developed under the license agreement, subject to our right to co-promote such products. The parties will equally share profits and losses from sales within the United States. The parties will share profits outside the United States on a sliding scale based on sales starting at 65% (sanofi-aventis)/35% (us) and ending at 55% (sanofi-aventis)/45% (us), and will share losses outside the United States at 55% (sanofi-aventis)/45% (us). In addition to profit sharing, we are entitled to receive up to $250.0 million in sales milestone payments, with milestone payments commencing after aggregate annual sales outside the United States exceed $1.0 billion on a rolling 12-month basis.
License Agreement with AstraZeneca
     In February 2007, we entered into a non-exclusive license agreement with AstraZeneca UK Limited that allows AstraZeneca to utilize our VelocImmune technology in its internal research programs to discover human monoclonal antibodies. Under the terms of the agreement, AstraZeneca made two $20.0 million annual, non-refundable payments to us, one in February 2007, and the other in February 2008. AstraZeneca is required to make up to four remaining additional annual payments of $20.0 million, subject to its ability to terminate the agreement after making two such additional payments or earlier if the technology does not meet minimum performance criteria. We are entitled to receive a mid-single-digit royalty on any future sales of antibody products discovered by AstraZeneca using our VelocImmune technology.
License Agreement with Astellas
     In March 2007, we entered into a non-exclusive license agreement with Astellas Pharma Inc. that allows Astellas to utilize our VelocImmune technology in its internal research programs to discover human monoclonal antibodies. Under the terms of the agreement, Astellas made a $20.0 million non-refundable, up-front payment to us. Astellas is required to make up to five additional annual payments of $20.0 million, subject to its ability to terminate the agreement after making the first three such additional payments or earlier if the technology does not meet minimum performance criteria. We are entitled to receive a mid-single-digit royalty on any future sales of antibody products discovered by Astellas using our VelocImmune technology.
VelociGene® and VelociMouse™ (Target Validation)
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
General
     Developing and commercializing new medicines entails significant risk and expense. Before revenues from the commercialization of product candidates can be realized, we (or our collaborators) must overcome a number of hurdles which include successfully completing research and development and obtaining regulatory approval from the FDA and regulatory authorities in other countries. In addition, the biotechnology and pharmaceutical industries are rapidly evolving and highly competitive, and new developments may render our products and technologies uncompetitive or obsolete.
     From inception on January 8, 1988 through March 31, 2008, we have not recognized any sales or generated any profits from the commercialization of any of our product candidates, and had a cumulative loss of $804.8 million. As described above, in February 2008, we received FDA approval for ARCALYST™ (rilonacept) for the treatment of CAPS. These rare diseases affect a very small group of people. As a result, we can not predict whether the commercialization of ARCALYST™ in CAPS will result in a significant net cash benefit to us. In the absence of significant revenues from the commercialization of our product candidates or other sources, the amount, timing, nature, and source of which cannot be predicted, our losses will continue as we conduct our research and development activities. We expect to incur substantial losses over the next several years as we continue the clinical development of VEGF Trap-Eye and ARCALYST™ in other indications; advance new product candidates into clinical development from our existing research programs utilizing our technology for designing fully human monoclonal antibodies; continue our research and development programs; and commercialize product candidates that receive regulatory approval, if any. Also, our activities may expand over time and require additional resources, and we expect our operating losses to be substantial over at least the next several years. Our losses may fluctuate from quarter to quarter and will depend on, among other factors, the progress of our research and development efforts, the timing of certain expenses, and the amount and timing of payments that we receive from collaborators.
     The planning, execution, and results of our clinical programs are significant factors that can affect our operating and financial results. In our clinical programs, key events in 2008 and plans over the next 12 months are as follows:

Clinical Program	2008 Events to Date	2008-9 Plans
ARCALYST™ (rilonacept; also known as IL-1 Trap)	• Received FDA approval for CAPS • Launched ARCALYST™ commercially in CAPS	• Evaluate ARCALYST™ in gout and certain other disease indications in which IL-1 may play an important role

Aflibercept (VEGF Trap – Oncology)		• Sanofi-aventis to initiate additional studies of aflibercept in combination with standard chemotherapy regimens
• Report final data from Phase 2 single-agent trials in advanced ovarian cancer and in non-small cell lung adenocarcinoma
• Complete enrollment of Phase 2 single-agent study in symptomatic malignant ascites (SMA)
• NCI/CTEP to begin to report data from trials
• NCI/CTEP to initiate additional exploratory safety and efficacy studies

VEGF Trap-Eye (intravitreal injection)	• Presented positive extended follow-up data through 32 weeks from the Phase 2 trial in wet AMD	• Initiate second Phase 3 trial in wet AMD in the European Union and certain other ex-U.S. countries
• Explore additional eye disease indications

Antibodies	• Finalized preparations for initiation of clinical program for the Dll4 antibody	• Initiate Phase 1 trial for the Dll4 antibody in oncology
• Report data from Phase 1 trial of REGN88 in rheumatoid arthritis
• Advance a third antibody candidate into clinical development

ARCALYST™ (rilonacept) Product Revenue and Inventory
Product Revenue
     In late March 2008, ARCALYST™ became available for prescription in the United States for the treatment of CAPS and we made our first shipments of ARCALYST™ to our distributors. We will recognize revenue from product sales in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104). Revenue from product sales is recognized when persuasive evidence of an arrangement exists, title to product and associated risk of loss has passed to the customer, the price is fixed or determinable, collection from the customer is reasonably assured and we have no further performance obligations.  When recognized, revenues from product sales will be recorded net of applicable provisions for prompt pay discounts, product returns, and estimated rebates. We will account for these reductions in accordance with Emerging Issues Task Force Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products) (EITF 01-9), and Statement of Financial Accounting Standards No. (SFAS) 48, Revenue Recognition When Right of Return Exists, as applicable.
     Since we have no historical return or rebate experience for ARCALYST™, no product sales revenue has been recognized in the first quarter of 2008, and revenue recognition has been fully deferred until the right of return no longer exists and rebates have been processed, or until we can reasonably estimate returns and rebates. At March 31, 2008, deferred revenue related to ARCALYST™ product sales totaled $0.8 million.
Inventory
     We began capitalizing inventory costs associated with commercial supplies of ARCALYST™ subsequent to receipt of marketing approval from the FDA on February 27, 2008. Costs for manufacturing supplies of ARCALYST™ prior to receipt of FDA approval were recognized as research and development expenses in the period incurred; therefore, these costs will not be included in cost of goods sold when those supplies of ARCALYST™ are sold. As a result, in 2008, we anticipate that ARCALYST™ cost of goods sold will be insignificant. At March 31, 2008, inventoried costs related to ARCALYST™ were inconsequential.
Results of Operations
Three Months Ended March 31, 2008 and 2007
Net Loss:
     Regeneron reported a net loss of $11.6 million, or $0.15 per share (basic and diluted), for the first quarter of 2008 compared to a net loss of $29.9 million, or $0.46 per share (basic and diluted), for the first quarter of 2007. The decrease in the Company’s net loss was principally due to revenues earned in the first quarter of 2008 in connection with our antibody collaboration with sanofi-aventis and our VEGF Trap-Eye collaboration with Bayer HealthCare, partly offset by higher research and development expenses.

Revenues:
     Revenues for the three months ended March 31, 2008 and 2007 consist of the following:

(In millions)	2008	2007
Contract research & development revenue
Sanofi-aventis	$35.7	$11.8
Bayer HealthCare	9.0
Other	1.7	1.9

Total contract research & development revenue	46.4	13.7
Technology licensing revenue	10.0	2.1

Total revenue	$56.4	$15.8

     We recognize revenue from sanofi-aventis, in connection with our aflibercept and antibody collaborations, in accordance with SAB 104 and FASB Emerging Issue Task Force Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (EITF 00-21). We earn contract research and development revenue from sanofi-aventis which, as detailed below, consists partly of reimbursement for research and development expenses and partly of the recognition of revenue related to non-refundable, up-front payments of $105.0 million related to the aflibercept collaboration and $85.0 million related to the antibody collaboration. Non-refundable, up-front payments are recorded as deferred revenue and recognized over the period over which we are obligated to perform services. We estimate our performance periods based on the specific terms of the collaboration agreements, and adjust the performance periods, if appropriate, based on the applicable facts and circumstances.

	Three months ended
Sanofi-aventis Contract Research & Development Revenue	March 31,
(In millions)	2008	2007
Aflibercept:
Regeneron expense reimbursement	$11.7	$9.6
Recognition of deferred revenue related to up-front payments	2.1	2.2

Total aflibercept	13.8	11.8

Antibody:
Regeneron expense reimbursement	19.3
Recognition of deferred revenue related to up-front payments	2.6

Total antibody	21.9

Total sanofi-aventis contract research & development revenue	$35.7	$11.8

     Sanofi-aventis’ reimbursement of Regeneron’s aflibercept expenses increased in the first quarter of 2008 compared to the same period in 2007, primarily due to higher costs related to our manufacture of aflibercept clinical supplies and higher clinical development costs. Recognition of deferred revenue related to sanofi-aventis’ up-front aflibercept payments decreased in the first quarter of 2008 compared to the same period in 2007 due to an extension of the estimated performance period over which this deferred revenue is being recognized. As of March 31, 2008, $59.1 million of the original $105.0 million of up-front payments related to aflibercept was deferred and will be recognized as revenue in future periods.

     In the first quarter of 2008, sanofi-aventis’ reimbursement of Regeneron’s antibody expenses consisted of $15.1 million under the collaboration’s discovery agreement and $4.2 million of REGN88 development costs under the license agreement. Recognition of deferred revenue under the antibody collaboration related to sanofi-aventis’ $85.0 million up-front payment. As of March 31, 2008, $81.5 million of this up-front payment was deferred and will be recognized as revenue in future periods.
     In connection with our VEGF Trap-Eye collaboration with Bayer HealthCare, through September 30, 2007, all payments received from Bayer HealthCare, including a $75.0 million non-refundable, up-front payment, a $20.0 million milestone payment (which was received in August 2007 and not considered substantive), and cost sharing reimbursements were fully deferred and included in deferred revenue. Effective in the fourth quarter of 2007, we determined the appropriate accounting policy for payments from Bayer HealthCare and commenced recognizing previously deferred payments and cost-sharing of our and Bayer HealthCare’s 2007 VEGF Trap-Eye development expenses in our Statement of Operations through a cumulative catch-up. The $75.0 million non-refundable, up-front license payment and the $20.0 million milestone payment are being recognized as contract research and development revenue over the related estimated performance period in accordance with SAB 104 and EITF 00-21. In periods when we recognize VEGF Trap-Eye development expenses that we incur under the collaboration, we also recognize, as contract research and development revenue, the portion of those VEGF Trap-Eye development expenses that is reimbursable from Bayer HealthCare. In periods when Bayer HealthCare incurs agreed upon VEGF Trap-Eye development expenses that benefit the collaboration and Regeneron, we also recognize, as additional research and development expense, the portion of Bayer HealthCare’s VEGF Trap-Eye development expenses that we are obligated to reimburse. In the first quarter of 2008, we recognized contract research and development revenue of $9.0 million from Bayer HealthCare, consisting of (i) $3.3 million related to the $75.0 million up-front licensing payment and the $20.0 million milestone payment, and (ii) $5.7 million related to the portion of our first quarter 2008 VEGF Trap-Eye development expenses that is reimbursable from Bayer HealthCare. As of March 31, 2008, $75.8 million of the up-front licensing and milestone payments was deferred and will be recognized as revenue in future periods.
     Other contract research and development revenue includes $1.1 million and $0.7 million, respectively, recognized in the first quarter of 2008 and 2007 in connection with our five-year grant from the NIH, which we were awarded in September 2006 as part of the NIH’s Knockout Mouse Project.
     In connection with our license agreements with AstraZeneca and Astellas, each of the $20.0 million annual, non-refundable payments are deferred upon receipt and recognized as revenue ratably over approximately the ensuing year of each agreement. In the first quarter of 2008 and 2007, we recognized $10.0 million and $2.1 million, respectively, of technology licensing revenue related to these agreements.

Expenses:
     Total operating expenses increased to $72.3 million in the first quarter of 2008 from $49.4 million in the same period of 2007. Our average headcount increased to 714 in the first quarter of 2008 from 585 in the same period of 2007 primarily to support expanding research and development activities for our development programs, including ARCALYST TM (rilonacept), aflibercept, VEGF Trap-Eye, and monoclonal antibodies (such as REGN88 and the Dll4 antibody).
     Operating expenses in the first quarter of 2008 and 2007 include a total of $8.3 million and $6.6 million, respectively, of non-cash compensation expense related to employee stock option and restricted stock awards (Non-cash Compensation Expense), as detailed below:

	For the three months ended March 31, 2008
	Expenses before
	inclusion of Non-	Non-cash
Expenses	cash Compensation	Compensation	Expenses as
(In millions)	Expense	Expense	Reported
Research and development	$56.4	$4.9	$61.3
Selling, General and administrative	7.6	3.4	11.0

Total operating expenses	$64.0	$8.3	$72.3

	For the three months ended March 31, 2007
	Expenses before
	inclusion of Non-	Non-cash
Expenses	cash Compensation	Compensation	Expenses as
(In millions)	Expense	Expense	Reported
Research and development	$37.4	$3.8	$41.2
Selling, General and administrative	5.4	2.8	8.2

Total operating expenses	$42.8	$6.6	$49.4

Research and Development Expenses:
     Research and development expenses increased to $61.3 million in the first quarter of 2008 from $41.2 million in the same period of 2007. The following table summarizes the major categories of our research and development expenses for the three months ended March 31, 2008 and 2007:

	For the three months ended March 31,
Research and development expenses			Increase
(In millions)	2008	2007	(Decrease)
Payroll and benefits (1)	$19.2	$13.7	$5.5
Clinical trial expenses	8.5	5.3	3.2
Clinical manufacturing costs (2)	14.7	10.5	4.2
Research and preclinical development costs	5.5	6.0	(0.5)
Occupancy and other operating costs	6.8	5.7	1.1
Cost-sharing of Bayer HealthCare VEGF
Trap-Eye development expenses (3)	6.6		6.6

Total research and development expenses	$61.3	$41.2	$20.1

(1)	Includes $4.2 million and $3.1 million of Non-cash Compensation Expense for the three months ended March 31, 2008 and 2007, respectively.

(2)	Represents the full cost of manufacturing drug for use in research, preclinical development, and clinical trials, including related payroll and benefits, Non-cash Compensation Expense, manufacturing materials and supplies, depreciation, and occupancy costs of our Rensselaer manufacturing facility. Includes $0.7 million of Non-cash Compensation Expense for both the three months ended March 31, 2008 and 2007.

(3)	Under our collaboration with Bayer HealthCare, in periods when Bayer HealthCare incurs VEGF Trap-Eye development expenses, we also recognize, as additional research and development expense, the portion of their VEGF Trap-Eye development expenses that we are obligated to reimburse. In the fourth quarter of 2007, we commenced recognizing cost-sharing of our and Bayer Healthcare’s VEGF Trap-Eye development expenses.
     Payroll and benefits increased principally due to the increase in employee headcount, as described above. Clinical trial expenses increased due primarily to higher costs related to our Phase 3 study of VEGF Trap-Eye in wet AMD, which we initiated in the third quarter of 2007, and higher ARCALYST™ costs, primarily related to our Phase 2 gout-induced flares clinical study. These increases were partially offset by lower costs related to our Phase 1 and 2 studies of VEGF Trap-Eye in wet AMD. Clinical manufacturing costs increased due primarily to higher expenses related to aflibercept, VEGF Trap-Eye, and our Dll4 antibody, partially offset by lower costs related to ARCALYST™ and REGN88. Research and preclinical development costs decreased primarily due to lower preclinical costs associated with aflibercept, VEGF Trap-Eye, and REGN88, partially offset by higher costs related to our Dll4 antibody. Occupancy and other operating costs primarily increased in connection with our higher headcount and to support our expanded research and development activities.
     We budget our research and development costs by expense category, rather than by project. We also prepare estimates of research and development cost for projects in clinical development, which include direct costs and allocations of certain costs such as indirect labor, Non-cash Compensation Expense, and manufacturing and other costs related to activities that benefit multiple projects, and, under our collaboration with Bayer HealthCare, the portion of Bayer HealthCare’s VEGF Trap-Eye development expenses that we are obligated to reimburse. Our estimates of research and development costs for clinical development programs (including ARCALYST™ for the treatment of CAPS prior to receipt of marketing approval from the FDA in February 2008) are shown below:

	For the three months ended March 31,
Project Costs			Increase
(In millions)	2008	2007	(Decrease)
ARCALYST™ (rilonacept)	$8.0	$7.7	$0.3
Aflibercept	10.1	7.8	2.3
VEGF Trap-Eye	16.6	5.8	10.8
REGN88	9.3	4.8	4.5
Other research programs & unallocated costs	17.3	15.1	2.2

Total research and development expenses	$61.3	$41.2	$20.1

     Drug development and approval in the United States is a multi-step process regulated by the FDA. The process begins with discovery and preclinical evaluation, leading up to the submission of an IND to the FDA which, if successful, allows the opportunity for study in humans, or clinical study, of the potential new drug. Clinical development typically involves three phases of study: Phase 1, 2, and 3. The most significant costs in clinical development are in Phase 3 clinical trials, as they tend to be the longest and largest studies in the drug development process. Following successful completion of Phase 3 clinical trials for a biological product, a biologics license application (or BLA) must be submitted to, and accepted by, the FDA, and the FDA must approve the BLA prior to commercialization of the drug. It is not uncommon for the FDA to request additional data following its review of a BLA, which can significantly increase the drug development timeline and expenses. We may elect either on our own, or at the request of the FDA, to conduct further studies that are referred to as Phase 3B and 4 studies. Phase 3B studies are initiated and either completed or substantially completed while the BLA is under FDA review. These studies are conducted under an IND. Phase 4 studies, also referred to as post-marketing studies, are studies that are initiated and conducted after the FDA has approved a product for marketing. In addition, as discovery research, preclinical development, and clinical programs progress, opportunities to expand development of drug candidates into new disease indications can emerge. We may elect to add such new disease indications to our development efforts (with the approval of our collaborator for joint development programs), thereby extending the period in which we will be developing a product. For example, we, and our collaborators, where applicable, continue to explore further development of ARCALYST™ (rilonacept), aflibercept, and VEGF Trap-Eye in different disease indications.
     There are numerous uncertainties associated with drug development, including uncertainties related to safety and efficacy data from each phase of drug development, uncertainties related to the enrollment and performance of clinical trials, changes in regulatory requirements, changes in the competitive landscape affecting a product candidate, and other risks and uncertainties described in Item 1A, “Risk Factors” under “Risks Related to ARCALYST™ and the Development of Our Product Candidates,” “Regulatory and Litigation Risks,” and “Risks Related to Commercialization of Products.” The lengthy process of seeking FDA approvals, and subsequent compliance with applicable statutes and regulations, require the expenditure of substantial resources. Any failure by us to obtain, or delay in obtaining, regulatory approvals could materially adversely affect our business.
     For these reasons and due to the variability in the costs necessary to develop a product and the uncertainties related to future indications to be studied, the estimated cost and scope of the projects, and our ultimate ability to obtain governmental approval for commercialization, accurate and meaningful estimates of the total cost to bring our product candidates to market are not available. Similarly, we are currently unable to reasonably estimate if our product candidates will generate material product revenues and net cash inflows. In the first quarter of 2008, we received FDA approval for ARCALYST™ for the treatment of CAPS, a group of rare, inherited auto-inflammatory diseases. These rare diseases affect a very small group of people. As a result, we can not predict whether the commercialization of ARCALYST™ in CAPS will result in a significant net cash benefit to us.
Selling, General, and Administrative Expenses:
     Selling, general, and administrative expenses increased to $11.0 million in the first quarter of 2008 from $8.2 million in the same period of 2007 due in part to costs associated with the launch of ARCALYSTTM in March 2008. In addition, during the first quarter of 2008, we incurred (i) higher compensation expense due primarily to increases in selling and administrative headcount to support our expanded research and development activities and ARCALYST™ commercialization activities, (ii) higher recruitment and related costs associated with expanding our headcount, and (iii) higher legal expenses related to general corporate matters.

Other Income and Expense:
     Investment income increased to $7.3 million in the first quarter of 2008 from $6.7 million in the comparable quarter of 2007. The increase in investment income resulted primarily from higher balances of cash and marketable securities, due primarily to our receipt from sanofi-aventis of $312.0 million for the purchase of 12 million shares of our Common Stock in December 2007 and the $85.0 up-front payment related to the antibody collaboration, partially offset by lower effective interest rates. Interest expense was $3.0 million in the first quarter of 2008 and 2007. Interest expense is attributable to $200.0 million of convertible notes issued in October 2001, which mature in October 2008 and bear interest at 5.5% per annum.
Accounting for Fair Value of Financial Assets
Adoption of Statement of Financial Accounting Standard No. 157
     In September 2006, the Financial Accounting Standards Board issued SFAS 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. We adopted the provisions of SFAS 157 as of January 1, 2008, for financial instruments. Although the adoption of SFAS 157 did not materially impact our financial condition, results of operations, or cash flows, we are now required to provide additional disclosures as part of our financial statements.
     SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The three tiers are Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
     We have determined that the provisions of SFAS 157 are applicable to our marketable securities, which totaled $305.4 million as of March 31, 2008, and consisted of obligations of the U.S. government and its agencies, investment grade debt securities issued by corporations, governments and financial institutions, asset-backed securities, and commercial paper. All of our marketable securities are considered to be “available for sale,” as defined by SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. At March 31, 2008, less than 3% of our marketable securities represented Level 3 assets, and our other marketable securities represented Level 2 assets. During the quarter ended March 31, 2008, there were no purchases, sales, or maturities of Level 3 marketable securities, and no transfers of marketable securities between the Level 2 and Level 3 classifications. We held no Level 1 marketable securities during the quarter.
     Our methods for valuing our marketable securities are described in Note 5 to our condensed financial statements included in this quarterly report on Form 10-Q. With respect to valuations received from our investment advisors for pricing our Level 2 marketable securities, we review our investment advisors’ policies and procedures for valuation. For valuations that we determine for our Level 3 marketable securities, we regularly monitor these securities and adjust their valuations as deemed appropriate based on the facts and circumstances.
Liquidity and Capital Resources
     Since our inception in 1988, we have financed our operations primarily through offerings of our equity securities, a private placement of convertible debt, revenue earned under our past and present research and development and contract manufacturing agreements, including our agreements with sanofi-aventis and Bayer HealthCare, and investment income.
Three months ended March 31, 2008 and 2007
     At March 31, 2008, we had $827.9 million in cash, cash equivalents, restricted cash, and marketable securities compared with $846.3 million at December 31, 2007. In February 2008, we received a $20.0 million annual, non-refundable payment in connection with our non-exclusive license agreement with AstraZeneca.
Cash (Used in) Provided by Operations:
     Net cash used in operations was $17.9 million in the first quarter of 2008 compared to $9.2 million in the first quarter of 2007. Our net losses of $11.6 million in the first quarter of 2008 and $29.9 million in the first quarter of 2007 included $8.3 million and $6.6 million, respectively, of Non-cash Compensation Expense.
     At March 31, 2008, accounts receivable increased by $14.6 million, compared to end-of-year 2007, primarily due to higher receivable balances related to our collaborations with sanofi-aventis. Accounts payable, accrued expenses, and other liabilities decreased by $7.6 million at March 31, 2008, compared to end-of-year 2007, due primarily to reductions in accrued payroll costs and the amount of the cost-sharing payment due to Bayer HealthCare in connection with the companies’ VEGF Trap-Eye collaboration.
     At March 31, 2007, accounts receivable balances increased by $26.1 million, compared to end-of-year 2006, primarily due to a $20.0 million non-refundable, up-front payment which was receivable in connection with our non-exclusive license agreement with Astellas. Our deferred revenue balances at March 31, 2007 increased by $37.7 million, compared to end-of-year 2006, primarily due to the initial $20.0 million non-refundable, up-front payments received or receivable from AstraZeneca and Astellas as of March 31, 2007. These initial up-front payments have been recognized as revenue ratably over approximately the ensuing year of each non-exclusive license agreement.
Cash Used in Investing Activities:
     Net cash provided by investing activities was $37.9 million in the first quarter of 2008 compared to net cash used in investing activities of $74.1 million in the same period of 2007, due primarily to a decrease in purchases of marketable securities net of sales or maturities. In the first quarter of 2008, sales or maturities exceeded purchases of marketable securities by $41.0 million, whereas in the first quarter of 2007, purchases of marketable securities exceeded sales or maturities by $72.9 million.
Cash Provided by Financing Activities:
     Cash provided by financing activities decreased slightly to $1.9 million in the first quarter of 2008 from $2.0 million in the same period in 2007 due to a decrease in issuances of Common Stock in connection with exercises of employee stock options.
Capital Expenditures:
     Our additions to property, plant, and equipment totaled $2.8 million and $1.0 million for the first three months of 2008 and 2007, respectively. During the remainder of 2008, we expect to incur approximately $55 to $65 million in capital expenditures primarily in connection with expanding our manufacturing capacity at our Rensselaer, New York facilities and tenant improvements and related costs in connection with our new Tarrytown operating lease. We expect that approximately $30 million of projected 2008 Tarrytown tenant improvement costs will be reimbursed by our landlord in connection with our new operating lease. We currently anticipate that other 2008 capital expenditures will be funded from our existing capital resources.
Convertible Debt:
     In 2001, we issued $200.0 million aggregate principal amount of convertible senior subordinated notes, which bear interest at 5.5% per annum, payable semi-annually, and mature in October 2008. The notes are convertible into shares of our Common Stock at a conversion price of approximately $30.25 per share, subject to adjustment in certain circumstances. If the price per share of our Common Stock is above $30.25 at maturity, we would expect the notes to convert into shares of Common Stock. Otherwise, we will be required to repay the $200.0 million aggregate principal amount of the notes from our existing capital resources or refinance the notes prior to maturity; however, we can provide no assurance that we will be able to successfully arrange such refinancing.
Funding Requirements:
     We expect to continue to incur substantial funding requirements primarily for research and development activities (including preclinical and clinical testing). Before taking into account reimbursements from collaborators and potential repayment of our convertible debt (as described above), and exclusive of product revenues and costs in connection with ARCALYST™ (rilonacept) for the treatment of CAPS, we currently anticipate that approximately 55-65% of our expenditures for 2008 will be directed toward the preclinical and clinical development of product candidates, including ARCALYST™ in other indications, aflibercept, VEGF Trap-Eye, and monoclonal antibodies (including REGN88 and the Dll4 antibody); approximately 15-20% of our expenditures for 2008 will be applied to our basic research and early preclinical activities, and the remainder of our expenditures for 2008 will be used for the continued development of our novel technology platforms, capital expenditures, and general corporate purposes.

     We currently anticipate that in 2008 the commercialization of ARCALYST™ (rilonacept) for the treatment of CAPS will not materially enhance or otherwise materially impact the Company’s cash flows.
     The amount we need to fund our operations will depend on various factors, including the status of competitive products, sales of ARCALYST™, the success of our research and development programs, the potential future need to expand our professional and support staff and facilities, the status of patents and other intellectual property rights, the delay or failure of a clinical trial of any of our potential drug candidates, and the continuation, extent, and success of our collaborations with sanofi-aventis and Bayer HealthCare. Clinical trial costs are dependent, among other things, on the size and duration of trials, fees charged for services provided by clinical trial investigators and other third parties, the costs for manufacturing the product candidate for use in the trials, and for supplies, laboratory tests, and other expenses. The amount of funding that will be required for our clinical programs depends upon the results of our research and preclinical programs and early-stage clinical trials, regulatory requirements, the duration and results of clinical trials underway and of additional clinical trials that we decide to initiate, and the various factors that affect the cost of each trial as described above. In the future, if we are able to successfully develop, market, and sell certain of our product candidates, we may be required to pay royalties or otherwise share the profits generated on such sales in connection with our collaboration and licensing agreements.
     We expect that expenses related to the filing, prosecution, defense, and enforcement of patent and other intellectual property claims will continue to be substantial as a result of patent filings and prosecutions in the United States and foreign countries.
     We believe that our existing capital resources, including funding we are entitled to receive under our collaboration and licensing agreements, will enable us to meet operating needs through at least 2012. However, this is a forward-looking statement based on our current operating plan, and there may be a change in projected revenues or expenses that would lead to our capital being consumed significantly before such time. If there is insufficient capital to fund all of our planned operations and activities, we believe we would prioritize available capital to fund the commercialization of ARCALYST™ and the cost of preclinical and clinical development of our product candidates. Other than letters of credit totaling $1.7 million, including a $1.6 million letter of credit issued to our landlord in connection with our new operating lease for facilities in Tarrytown, New York, we have no off-balance sheet arrangements. In addition, we do not guarantee the obligations of any other entity. As of March 31, 2008, we had no established banking arrangements through which we could obtain short-term financing or a line of credit. In the event we need additional financing for the operation of our business, we will consider collaborative arrangements and additional public or private financing, including additional equity financing. Factors influencing the availability of additional financing include our progress in product development, investor perception of our prospects, and the general condition of the financial markets. We may not be able to secure the necessary funding through new collaborative arrangements or additional public or private offerings. If we cannot raise adequate funds to satisfy our capital requirements, we may have to delay, scale-back, or eliminate certain of our research and development activities or future operations. This could materially harm our business.

Future Impact of Recently Issued Accounting Standards
     In November 2007, the Emerging Issues Task Force issued Statement No. 07-1, Accounting for Collaborative Arrangements (“EITF 07-1”). EITF 07-01 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties.  EITF 07-1 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements.  EITF 07-1 is effective for fiscal years beginning after December 15, 2008, and will be applied retrospectively as a change in accounting principle for collaborative arrangements existing at the effective date.  We are required to adopt EITF 07-1 for the fiscal year beginning January 1, 2009. Our management does not anticipate that the adoption of EITF 07-1 will have a material impact on our financial statements.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
Interest Rate Risk:
     Our earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from our investment of available cash balances in investment grade corporate, asset-backed, and U.S. government securities. We do not believe we are materially exposed to changes in interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We estimated that a one percent unfavorable change in interest rates would result in approximately a $1.8 million decrease in the fair value of our investment portfolio at both March 31, 2008 and 2007.
Credit Quality Risk:
     We have an investment policy that includes guidelines on acceptable investment securities, minimum credit quality, maturity parameters, and concentration and diversification. Nonetheless, deterioration of the credit quality of an investment security subsequent to purchase may subject us to the risk of not being able to recover the full principal value of the security. In the second half of 2007, we recognized a $5.9 million charge related to marketable securities which we considered to be other than temporarily impaired in value.
Item 4. Controls and Procedures
     Our management, with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on this evaluation, our chief executive officer and chief financial officer each concluded that, as of the end of such period, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable rules and forms of the Securities and Exchange Commission, and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
     There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     For a description of a dispute between us and Cellectis Inc. regarding the scope of our license agreement with them with respect to a family of patents related to homologous recombination, see Item 1A “Risk Factors” – “Risks Related to Intellectual Property”; “We may be restricted in our development and/or commercialization activities by, and could be subject to damage awards if we are found to have infringed, third party patents or other proprietary rights.”
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
     From inception on January 8, 1988 through March 31, 2008, we had a cumulative loss of $804.8 million. If we continue to incur operating losses and fail to become a profitable company, we may be unable to continue our operations. In the absence of substantial revenue from the sale of products or other sources, the amount, timing, nature or source of which cannot be predicted, our losses will continue as we conduct our research and development activities.
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
     We have $200.0 million of convertible debt that, unless converted to shares of our Common Stock, will mature in October 2008. We could be required to use a significant portion of our cash to repay the principal amount of our debt.
Risks Related to ARCALYST™ (rilonacept) and the Development of Our Product Candidates
Successful development of any of our product candidates is highly uncertain.
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
     We are studying aflibercept, VEGF Trap-Eye, and ARCALYST™, in a wide variety of indications. We are studying aflibercept in a variety of cancer settings, VEGF Trap-Eye in different eye diseases and ophthalmologic indications, and ARCALYST™ in a variety of systemic inflammatory disorders. Many of these current trials are exploratory studies designed to identify what diseases and uses, if any, are best suited for our product candidates. It is likely that our product candidates will not demonstrate the requisite efficacy and/or safety profile to support continued development for most of the indications that are being, or are planned to be, studied. In fact, our product candidates may not demonstrate the requisite efficacy and safety profile to support the continued development for any of the indications or uses.

Clinical trials required for our product candidates are expensive and time-consuming, and their outcome is highly uncertain. If any of our drug trials are delayed or yield unfavorable results, we will have to delay or may be unable to obtain regulatory approval for our product candidates.
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
     We will need to reevaluate any drug candidate that does not test favorably and either conduct new trials, which are expensive and time consuming, or abandon the drug development program. Even if we obtain positive results from preclinical or clinical trials, we may not achieve the same success in future trials. Many companies in the biopharmaceutical industry, including us, have suffered significant setbacks in clinical trials, even after promising results have been obtained in earlier trials. The failure of clinical trials to demonstrate safety and effectiveness for the desired indication(s) could harm the development of our product candidate(s), and our business, financial condition, and results of operations may be materially harmed.
Serious complications or side effects have occurred, and may continue to occur, in connection with the use of our approved product and in clinical trials of some of our product candidates which could cause our regulatory approval to be revoked or otherwise negatively affected or lead to delay or discontinuation of development of our product candidates which could severely harm our business.
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

     Our aflibercept (VEGF Trap) is being studied for the potential treatment of certain types of cancer and our VEGF Trap-Eye candidate is being studied in diseases of the eye. There are many potential safety concerns associated with significant blockade of vascular endothelial growth factor, or VEGF. These serious and potentially life-threatening risks, based on the clinical and preclinical experience of systemically delivered VEGF inhibitors, including the systemic delivery of the VEGF Trap, include bleeding, intestinal perforation, hypertension, and proteinuria. These serious side effects and other serious side effects have been reported in our systemic VEGF Trap studies in cancer and diseases of the eye. In addition, patients given infusions of any protein, including the VEGF Trap delivered through intravenous administration, may develop severe hypersensitivity reactions or infusion reactions. Other VEGF blockers have reported side effects that became evident only after large scale trials or after marketing approval and large number of patients were treated. These include side effects that we have not yet seen in our trials such as heart attack and stroke. These and other complications or side effects could harm the development of aflibercept for the treatment of cancer or VEGF Trap-Eye for the treatment of diseases of the eye.
     We have tested ARCALYST™ in only a small number of patients with CAPS. As more patients begin to use our product and as we test it in new disease settings, new risks and side effects associated with ARCALYST™ may be discovered, and risks previously viewed as inconsequential could be determined to be significant. Like cytokine antagonists such as Kineret® (Amgen Inc.), Enbrel ® (Immunex Corporation), and Remicade ® (Centocor, Inc.), ARCALYST™ affects the immune defense system of the body by blocking some of its functions. Therefore, ARCALYST™ may interfere with the body’s ability to fight infections. Treatment with Kineret® (Amgen), a medication that works through the inhibition of IL-1, has been associated with an increased risk of serious infections, and serious, life threatening infections have been reported in patients taking ARCALYST™. These or other complications or side effects could cause regulatory authorities to revoke approvals of ARCALYST™. Alternatively, we may be required to conduct additional clinical trials, make changes in the labeling of our product, or limit or abandon our efforts to develop ARCALYST™ in new disease settings. These side effects may also result in a reduction, or even the elimination, of sales of ARCALYST™ in approved indications.
ARCALYST ™ (rilonacept) and our product candidates in development are recombinant proteins that could cause an immune response, resulting in the creation of harmful or neutralizing antibodies against the therapeutic protein.
     In addition to the safety, efficacy, manufacturing, and regulatory hurdles faced by our product candidates, the administration of recombinant proteins frequently causes an immune response, resulting in the creation of antibodies against the therapeutic protein. The antibodies can have no effect or can totally neutralize the effectiveness of the protein, or require that higher doses be used to obtain a therapeutic effect. In some cases, the antibody can cross react with the patient’s own proteins, resulting in an “auto-immune” type disease. Whether antibodies will be created can often not be predicted from preclinical or clinical experiments, and their detection or appearance is often delayed, so that there can be no assurance that neutralizing antibodies will not be detected at a later date, in some cases even after pivotal clinical trials have been completed. Antibodies directed against the receptor domains of rilonacept were detected in patients with

CAPS after treatment with ARCALYST™ (rilonacept). Nineteen of 55 subjects (35%) who received ARCALYST™ for at least 6 weeks tested positive for treatment-emerging binding antibodies on at least one occasion. To date, no side effects related to antibodies were observed in these subjects and there were no observed effects on drug efficacy or drug levels. It is possible that as we continue to test aflibercept and VEGF Trap-Eye with more sensitive assays in different patient populations and larger clinical trials, we will find that subjects given aflibercept and VEGF Trap-Eye develop antibodies to these product candidates, and may also experience side effects related to the antibodies, which could adversely impact the development of such candidates.
We may be unable to formulate or manufacture our product candidates in a way that is suitable for clinical or commercial use.
     Changes in product formulations and manufacturing processes may be required as product candidates progress in clinical development and are ultimately commercialized. If we are unable to develop suitable product formulations or manufacturing processes to support large scale clinical testing of our product candidates, including aflibercept, VEGF Trap-Eye, and REGN88, we may be unable to supply necessary materials for our clinical trials, which would delay the development of our product candidates. Similarly, if we are unable to supply sufficient quantities of our product or develop product formulations suitable for commercial use, we will not be able to successfully commercialize our product candidates.
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
     We are aware of patents and pending applications owned by Genentech that claim certain chimeric VEGF receptor compositions. Although we do not believe that aflibercept or VEGF Trap-Eye infringes any valid claim in these patents or patent applications, Genentech could initiate a lawsuit for patent infringement and assert that its patents are valid and cover aflibercept or VEGF Trap-Eye. Genentech may be motivated to initiate such a lawsuit at some point in an effort to impair our ability to develop and sell aflibercept or VEGF Trap-Eye, which represents a potential competitive threat to Genentech’s VEGF-binding products and product candidates. An adverse determination by a court in any such potential patent litigation would likely materially harm our business by requiring us to seek a license, which may not be available, or resulting in our inability to manufacture, develop and sell aflibercept or VEGF Trap-Eye or in a damage award.
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
     In December 2003, we entered into a non-exclusive license agreement with Cellectis Inc. that granted us certain rights in a family of patents relating to homologous recombination. Cellectis now claims that our use of VelocImmune and our agreements with AstraZeneca, Astellas, and sanofi-aventis are outside the scope of our license from Cellectis. As a result, Cellectis claims that it has terminated our non-exclusive license agreement and has requested that we cease and desist from using the patents licensed from Cellectis. We disagree with Cellectis’ position and are in discussions with Cellectis regarding this matter. If we are not able to resolve this dispute, Cellectis may commence a lawsuit against us, sanofi-aventis, our VelocImmune licensees, and our VelociGene customers alleging infringement of the patents we licensed from Cellectis.
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
     We cannot sell or market products without regulatory approval. Although we obtained regulatory approval for ARCALYST™ (rilonacept) for the treatment of CAPS in the United States, we may be unable to obtain regulatory approval of ARCALYST™ in any other country or in any other indication. Regulatory agencies outside the United States may require additional information or data with respect to any future submission for ARCALYST™ for the treatment of CAPS.
     If we do not obtain and maintain regulatory approval for our product candidates, including ARCALYST™ for the treatment of diseases other than CAPS, the value of our company and our results of operations will be harmed. In the United States, we must obtain and maintain approval from the United States Food and Drug Administration (FDA) for each drug we intend to sell. Obtaining FDA approval is typically a lengthy and expensive process, and approval is highly uncertain. Foreign governments also regulate drugs distributed in their country and approval in any country is likely to be a lengthy and expensive process, and approval is highly uncertain. Except for the recent FDA approval of ARCALYST™ for the treatment of CAPS, none of our product candidates has ever received regulatory approval to be marketed and sold in the United States or any other country. We may never receive regulatory approval for any of our product candidates.
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

     In addition to the FDA and other regulatory agency regulations in the United States, we are subject to a variety of foreign regulatory requirements governing human clinical trials, manufacturing, marketing and approval of drugs, and commercial sale and distribution of drugs in foreign countries. The foreign regulatory approval process includes all of the risks associated with FDA approval as well as country specific regulations. Whether or not we obtain FDA approval for a product in the United States, we must obtain approval by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of ARCALYST™ for the treatment of CAPS or any of our product candidates in those countries.
If the testing or use of our products harms people, we could be subject to costly and damaging product liability claims.
     The testing, manufacturing, marketing, and sale of drugs for use in people expose us to product liability risk. We may be subject to claims by CAPS patients who use ARCALYST™ that they have been injured by a side effect associated with the drug. Any informed consent or waivers obtained from people who sign up for our clinical trials may not protect us from liability or the cost of litigation. Our product liability insurance may not cover all potential liabilities or may not completely cover any liability arising from any such litigation. Moreover, we may not have access to liability insurance or be able to maintain our insurance on acceptable terms.
If we market and sell ARCALYST™ (rilonacept) in a way that violates federal or state fraud and abuse laws, we may be subject to civil or criminal penalties.
     In addition to FDA and related regulatory requirements, we are subject to health care “fraud and abuse” laws, such as the federal False Claims Act, the anti-kickback provisions of the federal Social Security Act, and other state and federal laws and regulations. Federal and state anti-kickback laws prohibit, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce, or in return for, purchasing, leasing, ordering or arranging for the purchase, lease or order of any health care item or service reimbursable under Medicare, Medicaid, or other federally or state financed health care programs.
     Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to get a false claim paid. Pharmaceutical companies have been prosecuted under these laws for a variety of alleged promotional and marketing activities, such as allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product; reporting to pricing services inflated average wholesale prices that were then used by federal programs to set reimbursement rates; engaging in promotion for uses that the FDA has not approved, or off-label uses, that caused claims to be submitted to Medicaid for non-covered off-label uses; and submitting inflated best price information to the Medicaid Rebate program.
     The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payer. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a manufacturer’s products from reimbursement under government programs, criminal fines, and imprisonment.

     Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which would also harm our financial condition. Because of the breadth of these laws and the narrowness of the safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of such laws.
     In recent years, several states and localities, including California, the District of Columbia, Maine, Minnesota, Nevada, New Mexico, Vermont, and West Virginia, have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs, and file periodic reports with the state or make periodic public disclosures on sales, marketing, pricing, clinical trials, and other activities. Similar legislation is being considered in other states. Many of these requirements are new and uncertain, and the penalties for failure to comply with these requirements are unclear. Nonetheless, if we are found not to be in full compliance with these laws, we could face enforcement action and fines and other penalties, and could receive adverse publicity.
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
     As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on the Company’s internal control over financial reporting in their annual reports on Form 10-K that contains an assessment by management of the effectiveness of our internal control over financial reporting. In addition, the independent registered public accounting firm auditing our financial statements must attest to and report on the effectiveness of our internal control over financial reporting. Our independent registered public accounting firm provided us with an unqualified report as to the effectiveness of our internal control over financial reporting as of December 31, 2007, which report is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 which was filed with the Securities and Exchange Commission on February 27, 2008. However, we cannot assure you that management or our independent registered public accounting firm will be able to provide such an unqualified report as of future year-ends. In this event, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the market value of our common stock. In addition, if it is determined that deficiencies in the design or operation of internal controls exist and that they are reasonably likely to adversely affect our ability to record, process, summarize, and report financial information, we would likely incur additional costs to remediate these deficiencies and the costs of such remediation could be material.
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
     We rely heavily on sanofi-aventis to lead much of the development of aflibercept. Sanofi-aventis funds all of the development expenses incurred by both companies in connection with the aflibercept program. If the aflibercept program continues, we will rely on sanofi-aventis to assist with funding the aflibercept program, provide commercial manufacturing capacity, enroll and monitor clinical trials, obtain regulatory approval, particularly outside the United States, and lead the commercialization of aflibercept. While we cannot assure you that aflibercept will ever be successfully developed and commercialized, if sanofi-aventis does not perform its obligations in a timely manner, or at all, our ability to develop, manufacture, and commercialize aflibercept in cancer indications will be significantly adversely affected. Sanofi-aventis has the right to terminate its collaboration agreement with us at any time upon twelve months advance notice. If sanofi-aventis were to terminate its collaboration agreement with us, we would not have the resources or skills to replace those of our partner, which could require us to seek additional funding that might not be available on favorable terms or at all, and could cause significant delays in the development and/or manufacture of aflibercept and result in substantial additional costs to us. We have limited commercial capabilities and would have to develop or outsource these capabilities. Termination of the sanofi-aventis collaboration agreement for aflibercept would create substantial new and additional risks to the successful development and commercialization of aflibercept.
If our collaboration with Bayer HealthCare for VEGF Trap-Eye is terminated, or Bayer HealthCare materially breaches its obligations thereunder, our business, operations and financial condition, and our ability to develop and commercialize VEGF Trap-Eye in the time expected, or at all, would be materially harmed.
     We rely heavily on Bayer HealthCare to assist with the development of VEGF Trap-Eye. Under our agreement with them, Bayer HealthCare is required to fund approximately half of the development expenses incurred by both companies in connection with the global VEGF Trap-Eye development program. If the VEGF Trap-Eye program continues, we will rely on Bayer HealthCare to assist with funding the VEGF Trap-Eye development program, lead the development of VEGF Trap-Eye outside the United States, obtain regulatory approval outside the United States, and provide all sales, marketing and commercial support for the product outside the United States. In particular, Bayer HealthCare has responsibility for selling VEGF Trap-Eye outside the United States using its sales force. While we cannot assure you that VEGF Trap-Eye will ever be successfully developed and commercialized, if Bayer HealthCare does not perform its obligations in a timely manner, or at all, our ability to develop, manufacture, and commercialize VEGF Trap-Eye outside the United States will be significantly adversely affected. Bayer HealthCare has the right to terminate its collaboration agreement with us at any time upon six or twelve months advance notice, depending on the circumstances giving rise to termination. If Bayer HealthCare were to terminate its collaboration agreement with us, we would not have the resources or skills to replace those of our partner, which could require us to seek additional funding that might not be available on favorable terms or at all, and could cause significant delays in the development and/or commercialization of VEGF Trap-Eye outside the United States and result in substantial additional costs to us. We have limited commercial capabilities and would have to develop or outsource these capabilities outside the United States. Termination of the Bayer HealthCare collaboration agreement would create substantial new and additional risks to the successful development and commercialization of VEGF Trap-Eye.
Our collaborators and service providers may fail to perform adequately in their efforts to support the development, manufacture, and commercialization of ARCALYST™ (rilonacept) and our drug candidates.
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
     We rely on third party service providers to support the distribution of ARCALYST™ and many other related activities in connection with the commercialization of ARCALYST™ for the treatment of CAPS. We cannot be certain that these third parties will perform adequately. If these service providers do not perform their services adequately, our efforts to market and sell ARCALYST™ for the treatment of CAPS will not be successful.
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
     We may be unable to obtain key raw materials and supplies for the manufacture of ARCALYST™ (rilonacept) and our product candidates. In addition, we may face difficulties in developing or acquiring production technology and managerial personnel to manufacture sufficient quantities of our product candidates at reasonable costs and in compliance with applicable quality assurance and environmental regulations and governmental permitting requirements.
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
We sole source all of our bulk drug materials from our manufacturing facility in Rensselaer, New York; certain of our raw materials and manufacturing services are single-sourced from third parties; third-party supply failures or a business interruption at our manufacturing facility in Rensselaer, New York could adversely affect our ability to supply our products.
     We manufacture all of our bulk drug materials for ARCALYST™ and our product candidates at our manufacturing facility in Rensselaer, New York. We would be unable to supply our product requirements if we were to cease production due to regulatory requirements or action, business interruptions, labor shortages or disputes, contaminations, or other problems at the facility.
     Certain raw materials necessary for manufacturing and formulation of ARCALYST™ and our product candidates are provided by single-source unaffiliated third-party suppliers. In addition, we rely on certain third parties to perform filling, finishing, distribution, and other services related to the manufacture of our products. We would be unable to obtain these raw materials or services for an indeterminate period of time if any of these third-parties were to cease or interrupt production or otherwise fail to supply these materials, products, or services to us for any reason, including due to regulatory requirements or action, adverse financial developments at or affecting the supplier, business interruptions, or labor shortages or disputes. This, in turn, could materially and adversely affect our ability to manufacture or supply

ARCALYST™ or our product candidates for use in clinical trials, which could materially and adversely affect our business and future prospects.
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
     We are marketing and selling ARCALYST™ for the treatment of CAPS ourselves in the United States, primarily through third party service providers. We have no sales or distribution personnel and have only a small staff with commercial capabilities. For product candidates in development, if we are unable to obtain those capabilities, either by developing our own organizations or entering into agreements with service providers, we will not be able to successfully sell any products that we may obtain regulatory approval for and bring to market in the future. In that event, we will not be able to generate significant revenue, even if our product candidates are approved. We cannot guarantee that we will be able to hire the qualified sales and marketing personnel we need or that we will be able to enter into marketing or distribution agreements with third-party providers on acceptable terms, if at all. Under the terms of our collaboration agreement with sanofi-aventis, we currently rely on sanofi-aventis for sales, marketing, and distribution of aflibercept in cancer indications, should it be approved in the future by regulatory authorities for marketing. We will have to rely on a third party or devote significant resources to develop our own sales, marketing, and distribution capabilities for our other product candidates, including VEGF Trap-Eye in the United States, and we may be unsuccessful in developing our own sales, marketing, and distribution organization.
There may be too few patients with CAPS to profitably commercialize ARCALYST™ (rilonacept) in this indication.
     Our only approved product is ARCALYST™ for the treatment of CAPS, a group of rare, inherited auto-inflammatory diseases. These rare diseases affect a very small group of people. The incidence of CAPS has been reported to be approximately 1 in 1,000,000 people in the United States. As a result, there may be too few patients with CAPS to profitably commercialize ARCALYST™ in this indication.
Even if our product candidates are approved for marketing, their commercial success is highly uncertain because our competitors have received approval for products with the same mechanism of action, and competitors may get to the marketplace with better or lower cost drugs.

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
     Genentech has an approved VEGF antagonist, Avastin® (Genentech), on the market for treating certain cancers and many different pharmaceutical and biotechnology companies are working to develop competing VEGF antagonists, including Novartis, OSI Pharmaceuticals, Inc., and Pfizer Inc. Many of these molecules are farther along in development than aflibercept and may offer competitive advantages over our molecule. Novartis has an ongoing Phase 3 clinical development program evaluating an orally delivered VEGF tyrosine kinase inhibitor in different cancer settings. Each of Pfizer and Onyx Pharmaceuticals, Inc., (together with its partner Bayer HealthCare) has received approval from the FDA to market and sell an oral medication that targets tumor cell growth and new vasculature formation that fuels the growth of tumors. The marketing approvals for Genentech’s VEGF antagonist, Avastin® (Genentech), and their extensive, ongoing clinical development plan for Avastin® (Genentech) in other cancer indications, make it more difficult for us to enroll patients in clinical trials to support aflibercept and to obtain regulatory approval of aflibercept in these cancer settings. This may delay or impair our ability to successfully develop and commercialize aflibercept. In addition, even if aflibercept is ever approved for sale for the treatment of certain cancers, it will be difficult for our drug to compete against Avastin® (Genentech) and the FDA approved kinase inhibitors, because doctors and patients will have significant experience using these medicines. In addition, an oral medication may be considerably less expensive for patients than a biologic medication, providing a competitive advantage to companies that market such products.
     The market for eye disease products is also very competitive. Novartis and Genentech are collaborating on the commercialization and further development of a VEGF antibody fragment (Lucentis®) for the treatment of age-related macular degeneration (wet AMD) and other eye indications that was approved by the FDA in June 2006. Many other companies are working on the development of product candidates for the potential treatment of wet AMD that act by blocking VEGF, VEGF receptors, and through the use of soluble ribonucleic acids (sRNAs) that modulate gene expression. In addition, ophthalmologists are using off-label a third-party reformatted version of Genentech’s approved VEGF antagonist, Avastin®, with success for the treatment of wet AMD. The National Eye Institute recently has received funding for a Phase 3 trial to compare Lucentis® (Genentech) to Avastin® (Genentech) in the treatment of wet AMD. The marketing approval of Lucentis® (Genentech) and the potential off-label use of Avastin® (Genentech) make it more difficult for us to enroll patients in our clinical trials and successfully develop VEGF Trap-Eye. Even if VEGF Trap-Eye is ever approved for sale for the treatment of eye diseases, it may be difficult for our drug to compete against Lucentis® (Genentech), because doctors and patients will have significant experience using this medicine. Moreover, the relatively low cost of therapy with Avastin® (Genentech) in patients with wet AMD presents a further competitive challenge in this indication.

     The availability of highly effective FDA approved TNF-antagonists such as Enbrel® (Immunex), Remicade® (Centocor), and Humira® (Abbott Laboratories), and the IL-1 receptor antagonist Kineret® (Amgen), and other marketed therapies makes it more difficult to successfully develop and commercialize ARCALYST™. This is one of the reasons we discontinued the development of ARCALYST™ in adult rheumatoid arthritis. In addition, even if ARCALYST™ is ever approved for sale in indications where TNF-antagonists are approved, it will be difficult for our drug to compete against these FDA approved TNF-antagonists because doctors and patients will have significant experience using these effective medicines. Moreover, in such indications these approved therapeutics may offer competitive advantages over ARCALYST™, such as requiring fewer injections.
     There are both small molecules and antibodies in development by other companies that are designed to block the synthesis of interleukin-1 or inhibit the signaling of interleukin-1. For example, Eli Lilly and Company, Xoma Ltd., and Novartis are each developing antibodies to interleukin-1 and Amgen is developing an antibody to the interleukin-1 receptor. Novartis has commenced advanced clinical testing of its IL-1 antibody in Muckle-Wells Syndrome, which is part of the group of rare genetic diseases called CAPS. Novartis recently announced that its IL-1 antibody demonstrated long-lasting clinical remission in patients with CAPS and that its clinical candidate could develop into a major therapeutic advance in the treatment of CAPS. Novartis’ IL-1 antibody and these other drug candidates could offer competitive advantages over ARCALYST™. The successful development of these competing molecules could delay or impair our ability to successfully develop and commercialize ARCALYST™.
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
The successful commercialization of ARCALYST™ (rilonacept) and our product candidates will depend on obtaining coverage and reimbursement for use of these products from third-party payers and these payers may not agree to cover or reimburse for use of our products.
     Our product candidates, if commercialized, may be significantly more expensive than traditional drug treatments. Our future revenues and profitability will be adversely affected if United States and foreign governmental, private third-party insurers and payers, and other third-party payers, including Medicare and Medicaid, do not agree to defray or reimburse the cost of our products to the patients. If these entities refuse to provide coverage and reimbursement with respect to our products or provide an insufficient level of coverage and reimbursement, our products may be too costly for many patients to afford them, and physicians may not prescribe them. Many third-party payers cover only selected drugs, making drugs that are not preferred by such payer more expensive for patients, and require prior authorization or failure on another type of treatment before covering a particular drug. Payers may especially impose these obstacles to coverage on higher-priced drugs, as our product candidates are likely to be.
     We market and sell ARCALYST™ (rilonacept) in the United States for the treatment of a group of rare genetic disorders called CAPS. There may be too few patients with CAPS to profitably commercialize ARCALYST™. Physicians may not prescribe ARCALYST™, and CAPS patients may not be able to afford ARCALYST™, if third party payers do not agree to reimburse the cost of ARCALYST™ therapy and this would adversely affect our ability to commercialize ARCALYST™ profitably.
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
     Since ARCALYST™ and our product candidates in clinical development, will likely be too expensive for most patients to afford without health insurance coverage, if our products are unable to obtain adequate coverage and reimbursement by third-party payers our ability to successfully commercialize our product candidates may be adversely impacted. Any limitation on the use of our products or any decrease in the price of our products will have a material adverse effect on our ability to achieve profitability.
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
     There has been significant volatility in our stock price and generally in the market prices of biotechnology companies’ securities. Various factors and events may have a significant impact on the market price of our common stock. These factors include, by way of example:
•	progress, delays, or adverse results in clinical trials;

•	announcement of technological innovations or product candidates by us or competitors;

•	fluctuations in our operating results;

•	unsuccessful commercialization of ARCALYST™ (rilonacept) for the treatment of CAPS;

•	public concern as to the safety or effectiveness of ARCALYST™ or any of our product candidates;

•	developments in our relationship with collaborative partners;

•	developments in the biotechnology industry or in government regulation of healthcare;

•	large sales of our common stock by our executive officers, directors, or significant shareholders;

•	arrivals and departures of key personnel; and

•	general market conditions.
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
     A small number of our shareholders beneficially own a substantial amount of our common stock. As of April 15, 2008, our eight largest shareholders beneficially owned 57.7% of our outstanding shares of Common Stock, assuming, in the case of Leonard S. Schleifer, M.D. Ph.D., our Chief Executive Officer, and P. Roy Vagelos, M.D., our Chairman, the conversion of their Class A Stock into Common Stock and the exercise of all options held by them which are exercisable within 60 days of April 15, 2008. As of April 15, 2008, sanofi-aventis beneficially owned 14,799,552 shares of Common Stock, representing approximately 19.3% of the shares of Common Stock then outstanding. Under our investor agreement with sanofi-aventis, sanofi-aventis may not sell these shares until December 20, 2012 except under limited circumstances and subject to earlier termination rights of these restrictions upon the occurrence of certain events. Notwithstanding these restrictions, if sanofi-aventis, or our other significant shareholders or we, sell substantial amounts of our Common Stock in the public market, or the perception that such sales may occur exists, the market price of our Common Stock could fall. Sales of Common Stock by our significant shareholders, including sanofi-aventis, also might make it more difficult for us to raise funds by selling equity or equity-related securities in the future at a time and price that we deem appropriate.
Our existing shareholders may be able to exert significant influence over matters requiring shareholder approval.
     Holders of Class A Stock, who are generally the shareholders who purchased their stock from us before our initial public offering, are entitled to ten votes per share, while holders of Common Stock are entitled to one vote per share. As of April 15, 2008, holders of Class A Stock held 22.7% of the combined voting power of all of Common Stock and Class A Stock then outstanding. These shareholders, if acting together, would be in a position to significantly influence the election of our directors and to effect or prevent certain corporate transactions that require majority or supermajority approval of the combined classes, including mergers and other business combinations. This may result in our company taking corporate actions that you may not consider to be in your best interest and may affect the price of our Common Stock. As of April 15, 2008:
•	our current executive officers and directors beneficially owned 12.5% of our outstanding shares of Common Stock, assuming conversion of their Class A Stock into Common Stock and the exercise of all options held by such persons which are exercisable within 60 days of April 15, 2008, and 27.6% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by such persons which are exercisable within 60 days of April 15, 2008; and

•	our eight largest shareholders beneficially owned 57.7% of our outstanding shares of Common Stock, assuming, in the case of Leonard S. Schleifer, M.D., Ph.D., our Chief Executive Officer, and P. Roy Vagelos, M.D., our Chairman, the conversion of their Class A Stock into Common Stock and the exercise of all options held by them which are exercisable within 60 days of April 15, 2008. In addition, these eight shareholders held 61.0% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by our Chief Executive Officer and our Chairman which are exercisable within 60 days of April 15, 2008.
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

Regeneron Pharmaceuticals, Inc.
Date: May 2, 2008	By:	/s/ Murray A. Goldberg
Murray A. Goldberg
Senior Vice President, Finance & Administration, Chief Financial Officer, Treasurer, and Assistant Secretary (Principal Financial Officer and Duly Authorized Officer)