Form 10-Q
period 2008-06-30
REGENERON PHARMACEUTICALS INC
filed 2008-08-01
CIK 872589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
Number of shares outstanding of each of the registrant’s classes of common stock as of July 15, 2008:

Class of Common Stock	Number of Shares
Class A Stock, $0.001 par value	2,257,698
Common Stock, $0.001 par value	77,005,564

REGENERON PHARMACEUTICALS, INC.

June 30, 2008

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
REGENERON PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS AT JUNE 30, 2008 AND DECEMBER 31, 2007 (Unaudited)
(In thousands, except share data)

	June 30,	December 31,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$292,129	$498,925
Marketable securities	408,275	267,532
Accounts receivable from the sanofi-aventis Group	30,438	14,244
Accounts receivable — other	2,400	4,076
Prepaid expenses and other current assets	9,151	13,052

Total current assets	742,393	797,829

Restricted cash	1,650	1,600
Marketable securities	42,439	78,222
Property, plant, and equipment, at cost, net of accumulated depreciation and amortization	64,231	58,304
Other assets	512	303

Total assets	$851,225	$936,258

LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$38,289	$39,232
Deferred revenue from sanofi-aventis, current portion	18,855	18,855
Deferred revenue — other, current portion	48,121	25,577
Notes payable	118,653	200,000

Total current liabilities	223,918	283,664

Deferred revenue from sanofi-aventis	117,004	126,431
Deferred revenue — other	59,306	65,896

Total liabilities	400,228	475,991

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.01 par value; 30,000,000 shares authorized; issued and outstanding-none
Class A Stock, convertible, $.001 par value; 40,000,000 shares authorized; shares issued and outstanding - 2,257,698 in 2008 and 2,260,266 in 2007	2	2
Common Stock, $.001 par value; 160,000,000 shares authorized; shares issued and outstanding - 77,003,565 in 2008 and 76,592,218 in 2007	77	77
Additional paid-in capital	1,274,527	1,253,235
Accumulated deficit	(823,294)	(793,217)
Accumulated other comprehensive income (loss)	(315)	170

Total stockholders’ equity	450,997	460,267

Total liabilities and stockholders’ equity	$851,225	$936,258

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenues
Contract research and development from sanofi-aventis	$38,606	$13,474	$74,340	$25,304
Other contract research and development	12,047	2,443	22,696	4,258
Technology licensing	10,000	6,278	20,000	8,421

	60,653	22,195	117,036	37,983

Expenses
Research and development	66,577	43,864	127,847	85,099
Selling, general, and administrative	13,465	8,935	24,489	17,137

	80,042	52,799	152,336	102,236

Loss from operations	(19,389)	(30,604)	(35,300)	(64,253)

Other income (expense)
Investment income	4,535	6,841	11,839	13,584
Interest expense	(2,674)	(3,011)	(5,685)	(6,022)
Loss on early extinguishment of debt	(931)		(931)

	930	3,830	5,223	7,562

Net loss	$(18,459)	$(26,774)	$(30,077)	$(56,691)

Net loss per share amounts, basic and diluted	$(0.23)	$(0.41)	$(0.38)	$(0.86)

Weighted average shares outstanding, basic and diluted	78,689	65,950	78,591	65,757
The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)
For the six months ended June 30, 2008
(In thousands)

							Accumulated
					Additional		Other	Total
	Class A Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity	Loss
Balance, December 31, 2007	2,260	$2	76,592	$77	$1,253,235	$(793,217)	$170	$460,267
Issuance of Common Stock in connection with exercise of stock options, net of shares tendered			350		3,685			3,685
Issuance of Common Stock in connection with Company 401(k) Savings Plan contribution			59		1,107			1,107
Conversion of Class A Stock to Common Stock	(2)		2
Stock-based compensation expense					16,500			16,500
Net loss						(30,077)		(30,077)	$(30,077)
Change in net unrealized gain (loss) on marketable securities							(485)	(485)	(485)

Balance, June 30, 2008	2,258	$2	77,003	$77	$1,274,527	$(823,294)	$(315)	$450,997	$(30,562)

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six months ended June 30,
	2008	2007
Cash flows from operating activities
Net loss	$(30,077)	$(56,691)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	5,887	5,729
Non-cash compensation expense	16,500	13,497
Loss on early extinguishment of debt	931
Impairment charge on marketable securities	530
Changes in assets and liabilities
Increase in accounts receivable	(14,518)	(12,985)
Decrease (increase) in prepaid expenses and other assets	3,866	(13,241)
Increase in deferred revenue	6,527	36,622
(Decrease) increase in accounts payable, accrued expenses, and other liabilities	(1,346)	14,324

Total adjustments	18,377	43,946

Net cash used in operating activities	(11,700)	(12,745)

Cash flows from investing activities
Purchases of marketable securities	(346,647)	(371,007)
Sales or maturities of marketable securities	239,853	253,719
Capital expenditures	(9,789)	(3,024)
Increase in restricted cash	(50)

Net cash used in investing activities	(116,633)	(120,312)

Cash flows from financing activities
Extinguishment of long-term debt	(82,148)
Net proceeds from the issuance of Common Stock	3,685	4,824

Net cash (used in) provided by financing activities	(78,463)	4,824

Net decrease in cash and cash equivalents	(206,796)	(128,233)

Cash and cash equivalents at beginning of period	498,925	237,876

Cash and cash equivalents at end of period	$292,129	$109,643

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
     Included in research and development expenses is the Company’s share of VEGF Trap-Eye development expenses incurred by Bayer HealthCare LLC, including the Company’s share of Bayer HealthCare’s estimated VEGF Trap-Eye development expenses for the most recent interim fiscal quarter. Bayer HealthCare’s estimate is reconciled to their actual expenses for such quarter in the subsequent interim fiscal quarter and the Company’s share of VEGF Trap-Eye development expenses incurred by Bayer HealthCare is adjusted accordingly. During the three and six months ended June 30, 2008, the Company recognized cost sharing of Bayer HealthCare VEGF Trap-Eye development expenses of $8.8 million and $15.4 million, respectively. For the three months ended June 30, 2008, cost sharing of Bayer HealthCare development expenses consists of $12.5 million of estimated second quarter expense less a $3.7 million adjustment to reconcile Bayer HealthCare’s actual first quarter 2008 VEGF Trap-Eye development expenses to their prior estimate.
2. ARCALYST® (rilonacept) Product Revenue and Inventory
Product Revenue
     In March 2008, ARCALYST® (rilonacept) became available for prescription in the United States for the treatment of Cryopyrin-Associated Periodic Syndromes (CAPS). During the second quarter and first half of 2008, the Company shipped $1.6 million and $2.4 million, respectively, of ARCALYST to its distributors. The Company will recognize revenue from product sales in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”). Revenue from product sales is recognized when persuasive evidence of an arrangement exists, title to product and associated risk of loss has passed to the customer, the price is fixed or determinable, collection from the customer is reasonably assured and the Company has no further performance obligations. When recognized, revenues from product sales will be recorded net of applicable provisions for prompt pay discounts, product returns, and estimated rebates. The Company will account for these reductions in accordance with Emerging

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)
Issues Task Force Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products) (“EITF 01-9”), and Statement of Financial Accounting Standards No. (“SFAS”) 48, Revenue Recognition When Right of Return Exists, as applicable.
     Since the Company has no historical return or rebate experience for ARCALYST® (rilonacept), no product sales revenue has been recognized in the first half of 2008, and revenue recognition has been fully deferred until the right of return no longer exists and rebates have been processed, or until the Company can reasonably estimate returns and rebates. At June 30, 2008, deferred revenue related to ARCALYST product sales, net of prompt pay discounts and distributor fees, totaled $2.3 million.
Inventory
     The Company began capitalizing inventory costs associated with commercial supplies of ARCALYST subsequent to receipt of marketing approval from the U.S. Food and Drug Administration (“FDA”) in February 2008. Costs for manufacturing supplies of ARCALYST prior to receipt of FDA approval were recognized as research and development expenses in the period that the costs were incurred. Therefore, these costs will not be included in cost of goods sold when revenue is recognized from the sale of those supplies of ARCALYST. At June 30, 2008, inventoried costs related to ARCALYST were insignificant.
3. Per Share Data
     The Company’s basic and diluted net loss per share amounts have been computed by dividing net loss by the weighted average number of shares of Common Stock and Class A Stock outstanding. Net loss per share is presented on a combined basis, inclusive of Common Stock and Class A Stock outstanding, as each class of stock has equivalent economic rights. For the three and six months ended June 30, 2008 and 2007, the Company reported net losses; therefore, no common stock equivalents were included in the computation of diluted net loss per share for these periods, since such inclusion would have been antidilutive. The calculations of basic and diluted net loss per share are as follows:

	Three Months Ended June 30,
	2008	2007
Net loss (Numerator)	$(18,459)	$(26,774)

Weighted-average shares, in thousands (Denominator)	78,689	65,950

Basic and diluted net loss per share	$(0.23)	$(0.41)

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)

	Six Months Ended June 30,
	2008	2007
Net loss (Numerator)	$(30,077)	$(56,691)

Weighted-average shares, in thousands (Denominator)	78,591	65,757

Basic and diluted net loss per share	$(0.38)	$(0.86)
     Shares issuable upon the exercise of stock options, vesting of restricted stock awards, and conversion of convertible debt, which have been excluded from the June 30, 2008 and 2007 diluted per share amounts because their effect would have been antidilutive, include the following:

	Three months ended June 30,
	2008	2007

Stock Options:
Weighted average number, in thousands	17,583	15,228
Weighted average exercise price	$17.24	$15.91

Restricted Stock:
Weighted average number, in thousands	500

Convertible Debt:
Weighted average number, in thousands	5,848	6,611
Conversion price	$30.25	$30.25

	Six months ended June 30,
	2008	2007

Stock Options:
Weighted average number, in thousands	17,632	15,388
Weighted average exercise price	$17.20	$15.78

Restricted Stock:
Weighted average number, in thousands	500

Convertible Debt:
Weighted average number, in thousands	6,229	6,611
Conversion price	$30.25	$30.25

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)
4. Statement of Cash Flows
     Supplemental disclosure of noncash investing and financing activities:
     In the first half of 2008, the Company recognized $1.1 million of compensation expense related to Restricted Stock awards, the fair value of which is expensed, on a pro rata basis, over the period that the restrictions on the shares lapse.
     Included in accounts payable and accrued expenses at June 30, 2008 and December 31, 2007 were $3.2 million and $1.7 million, respectively, of accrued capital expenditures. Included in accounts payable and accrued expenses at June 30, 2007 and December 31, 2006 were $1.3 million and $0.8 million, respectively, of accrued capital expenditures.
     Included in accounts payable and accrued expenses at December 31, 2007 and 2006 were $1.1 million and $1.4 million, respectively, of accrued Company 401(k) Savings Plan contribution expense. In the first quarter of 2008 and 2007, the Company contributed 58,575 and 64,532 shares, respectively, of Common Stock to the 401(k) Savings Plan in satisfaction of these obligations.
     Included in marketable securities at June 30, 2008 and December 31, 2007 were $1.3 million and $2.2 million, respectively, of accrued interest income. Included in marketable securities at June 30, 2007 and December 31, 2006 were $2.2 million and $1.5 million, respectively, of accrued interest income.
5. Fair Value of Financial Assets
Adoption of Statement of Financial Accounting Standards No. 157
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. The Company adopted the provisions of SFAS 157 as of January 1, 2008, for financial instruments. Although the adoption of SFAS 157 did not materially impact the Company’s financial condition, results of operations, or cash flows, the Company is now required to provide additional disclosures as part of its financial statements.
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

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)
     The Company’s assets that are measured at fair value on a recurring basis, and subject to the disclosure requirements of SFAS 157 at June 30, 2008, were as follows:

Fair Value Measurements at Reporting Date Using
Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Fair Value at	Identical Assets	Inputs	Inputs
Description	June 30, 2008	(Level 1)	(Level 2)	(Level 3)
Available-for-sale marketable securities	$450,714		$445,719	$4,995
     The Company held no Level 1 marketable securities during the three or six months ended June 30, 2008.
     Marketable securities included in Level 2 above were valued using a market approach utilizing prices and other relevant information generated by market transactions involving identical or comparable assets.
     Marketable securities included in Level 3 above were valued using information provided by the Company’s investment advisors, including quoted bid prices which take into consideration the securities’ current lack of liquidity. During the second quarter of 2008, further deterioration in the credit quality of a marketable security from one issuer has subjected the Company to the risk of not being able to recover the security’s $0.8 million carrying value. As a result, the Company recognized a $0.5 million charge related to this marketable security, which the Company considered to be other than temporarily impaired.
     Changes in marketable securities included in Level 3 above during the three and six months ended June 30, 2008 were as follows:

Level 3
marketable
securities
Balance, January 1 and April 1, 2008	$7,950
Settlements	(2,425)
Impairments	(530)

Balance, June 30, 2008	$4,995

     There were no unrealized gains or losses related to the Company’s Level 3 marketable securities for the three and six months ended June 30, 2008. In addition, there were no purchases of Level 3 marketable securities and no transfers of marketable securities between the Level 2 and Level 3 classifications during the three and six months ended June 30, 2008.

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)
6. Accounts Receivable
     Accounts receivable as of June 30, 2008 and December 31, 2007 consist of the following:

	June 30,	December 31,
	2008	2007
Receivable from the sanofi-aventis Group	$30,438	$14,244
Receivable from Bayer HealthCare		2,797
Other	2,400	1,279

	$32,838	$18,320

7. Accounts Payable and Accrued Expenses
     Accounts payable and accrued expenses as of June 30, 2008 and December 31, 2007 consist of the following:

	June 30,	December 31,
	2008	2007
Accounts payable	$10,436	$8,128
Payable to Bayer HealthCare	5,634	4,892
Accrued payroll and related costs	10,639	14,514
Accrued clinical trial expense	4,334	5,609
Accrued expenses, other	5,886	3,797
Interest payable on convertible notes	1,360	2,292

	$38,289	$39,232

8. Repurchases of Convertible Debt
     In the second quarter of 2008, the Company repurchased $81.3 million in principal amount of its 5.5% Convertible Senior Subordinated Notes due October 17, 2008 (the “Notes”) for $82.1 million. In connection with the repurchases of the Notes, the Company recognized a $0.9 million loss on early extinguishment of debt, representing the premium paid on the Notes plus related unamortized debt issuance costs. At June 30, 2008, $118.7 million of the Notes remained outstanding.
9. Comprehensive Loss
     The Company presents comprehensive income (loss) in accordance with SFAS 130, Reporting Comprehensive Income. Comprehensive loss of the Company includes net loss adjusted for the change in net unrealized gain (loss) on marketable securities. The net effect of income taxes on comprehensive loss is immaterial. For the three and six months ended June 30, 2008 and 2007, the components of comprehensive loss are:

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)

	Three months ended June 30,
	2008	2007
Net loss	$(18,459)	$(26,774)
Change in net unrealized gain (loss) on marketable securities	(1,143)	(357)

Total comprehensive loss	$(19,602)	$(27,131)

	Six months ended June 30,
	2008	2007
Net loss	$(30,077)	$(56,691)
Change in net unrealized gain (loss) on marketable securities	(485)	(285)

Total comprehensive loss	$(30,562)	$(56,976)

10. License Agreement with Cellectis
     In July 2008, the Company and Cellectis S.A. (“Cellectis”) entered into an Amended and Restated Non-Exclusive License Agreement (the “License Agreement”). The License Agreement resolves a dispute between the parties related to the interpretation of a license agreement entered into by the parties in December 2003 pursuant to which the Company licensed certain patents and patent applications from Cellectis. Pursuant to the License Agreement, in July 2008, the Company made a non-refundable $12.5 million payment to Cellectis (the “License Payment”) and agreed to pay Cellectis a low single-digit royalty based on revenue received by the Company from any future licenses or sales of the Company’s VelociGene® or VelocImmune® products and services. No royalties are payable with respect to the Company’s VelocImmune license agreements with AstraZeneca UK Limited (“AstraZeneca”) and Astellas Pharma Inc. (“Astellas”) or the Company’s November 2007 collaboration with sanofi-aventis. Moreover, no royalties are payable on any revenue from commercial sales of antibodies from the Company’s VelocImmune technology.
     The Company began amortizing the License Payment in the second quarter of 2008 in proportion to past and future anticipated revenues under the Company’s license agreements with AstraZeneca and Astellas and the Discovery and Preclinical Development Agreement under the Company’s November 2007 collaboration with sanofi-aventis. The Company recognized $1.6 million of expense in connection with the License Payment, which was accrued at June 30, 2008.
     In July 2008, the Company and Cellectis also entered into a Subscription Agreement pursuant to which the Company has agreed to purchase 368,301 ordinary shares of Cellectis at a price of EUR 8.63 per share (which is equivalent to $13.59 at the June 30 EUR exchange rate). The purchase is contingent upon approval by the board of directors of Cellectis and by the shareholders of Cellectis at an extraordinary general meeting to be held no later than October 30, 2008.

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)
11. Legal Matters
     From time to time, the Company is a party to legal proceedings in the course of its business. The Company does not expect any such current legal proceedings to have a material adverse effect on the Company’s business or financial condition.
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
     In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement 133. SFAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how (a) an entity uses derivative instruments, (b) derivative instruments and related hedged items are accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is required to adopt SFAS 161 for the fiscal year beginning January 1, 2009. Management does not anticipate that the adoption of SFAS 161 will have a material impact on the Company’s financial statements.
     In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other generally accepted accounting principles (“GAAP”). This FSP is effective for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company is required to adopt FSP FAS 142-3 for the fiscal year beginning January 1, 2009. Management does not anticipate that the adoption of this FSP will have a material impact on the Company’s financial statements.

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)
     In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. Any effect of applying the provisions of SFAS 162 shall be reported as a change in accounting principle in accordance with SFAS 154, Accounting Changes and Error Corrections. SFAS 162 is effective 60 days following approval by the Securities and Exchange Commission of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. Management does not anticipate that the adoption of SFAS 162 will have a material impact on the Company’s financial statements.

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
Overview
     Regeneron Pharmaceuticals, Inc. is a biopharmaceutical company that discovers, develops, and commercializes pharmaceutical products for the treatment of serious medical conditions. We currently have one marketed product: ARCALYST® (rilonacept) Injection for Subcutaneous Use, which is now available for prescription in the United States for the treatment of Cryopyrin-Associated Periodic Syndromes (CAPS), including Familial Cold Auto-inflammatory Syndrome (FCAS) and Muckle-Wells Syndrome (MWS) in adults and children 12 and older. We also have four clinical development programs, including two late-stage clinical programs. The late stage programs are aflibercept (VEGF Trap), which is being developed in oncology in collaboration with the sanofi-aventis Group and VEGF Trap-Eye, which is being developed in eye diseases using intraocular delivery in collaboration with Bayer HealthCare LLC. ARCALYST® (rilonacept; also known as IL-1 Trap) is also in a Phase 2 safety and efficacy trial for the prevention of gout flares induced by the initiation of uric acid-lowering drug therapy used to control gout. Our fourth clinical development program is REGN88, an antibody to the interleukin-6 receptor (IL-6R) that is being developed with sanofi-aventis. REGN88 entered clinical development in patients with rheumatoid arthritis in the fourth quarter of 2007.
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
     Our core business strategy is to maintain a strong foundation in basic scientific research and discovery-enabling technology and combine that foundation with our manufacturing and clinical development capabilities to build a successful, integrated biopharmaceutical company. We believe that our ability to develop product candidates is enhanced by the application of our technology platforms. Our discovery platforms are designed to identify specific genes of therapeutic interest for a particular disease or cell type and validate targets through high-throughput production of mammalian models. Our human monoclonal antibody technology (VelocImmune®) and cell line expression technologies may then be utilized to design and produce new product candidates directed against the disease target. Based on the VelocImmune platform which we believe, in conjunction with our other proprietary technologies, can accelerate the development of fully human monoclonal antibodies, we moved our first antibody product candidate (REGN88) into clinical trials in 2007. We plan to file Investigational New Drug Applications (INDs) for an antibody to Delta-like ligand-4 (Dll4) and one additional antibody product candidate by the end of 2008. We plan to advance two to three antibody product candidates into clinical development each year. We continue to invest in the development of enabling technologies to assist in our efforts to identify, develop, and commercialize new product candidates.
Commercial Product:
ARCALYST® (rilonacept) — Cryopyrin-Associated Periodic Syndromes (CAPS)
     In February 2008, we received marketing approval from the U.S. Food and Drug Administration (FDA) for ARCALYST® (rilonacept) Injection for Subcutaneous Use for the treatment of Cryopyrin-Associated Periodic Syndromes (CAPS), including Familial Cold Auto-inflammatory Syndrome (FCAS) and Muckle-Wells Syndrome (MWS) in adults and children 12 and older. In March 2008, ARCALYST became available for prescription in the United States and we began making shipments to our distributors. Since ARCALYST became available for commercial sale, we have been transitioning the patients who participated in the CAPS pivotal study from clinical study drug to commercial quantities of ARCALYST. We expect this transition process to be completed this year and currently project shipments of ARCALYST to our distributors to total approximately $10 million in 2008. During the second quarter and first half of 2008, we shipped $1.6 million and $2.4 million, respectively, of ARCALYST to our distributors. In July 2008, we submitted a Marketing Authorization Application (MAA) with the European Medicines Agency (EMEA) for ARCALYST for the treatment of CAPS in the European Union.
     ARCALYST is a protein-based product designed to bind the interleukin-1 (called IL-1) cytokine and prevent its interaction with cell surface receptors. ARCALYST is the only therapy approved for patients with CAPS, a group of rare, inherited, auto-inflammatory conditions characterized by life-long, recurrent symptoms of rash, fever/chills, joint pain, eye redness/pain, and fatigue. Intermittent, disruptive exacerbations or flares can be triggered at any time by exposure to cooling temperatures, stress, exercise, or other unknown stimuli. CAPS is caused by a range of mutations in the gene NLRP3 (formerly known as CIAS1) which encodes a protein named cryopyrin. In addition to FCAS and MWS, CAPS includes Neonatal Onset Multisystem Inflammatory Disease (NOMID). ARCALYST has not been studied for the treatment of NOMID.
Late-Stage Clinical Programs:
     Below is a summary of the status of our late-stage clinical candidates:

1. Aflibercept (VEGF Trap) — Oncology
     Aflibercept is a protein-based product candidate designed to bind all forms of Vascular Endothelial Growth Factor-A (called VEGF-A, also known as Vascular Permeability Factor or VPF) and the related Placental Growth Factor (called PlGF), and prevent their interaction with cell surface receptors. VEGF-A (and to a less validated degree, PlGF) is required for the growth of new blood vessels (a process known as angiogenesis) that are needed for tumors to grow and is a potent regulator of vascular permeability and leakage.
     Aflibercept is being developed in cancer indications in collaboration with sanofi-aventis. We and sanofi-aventis currently are enrolling patients in four Phase 3 trials that combine aflibercept with standard chemotherapy regimens. One trial is evaluating aflibercept as a 1st line treatment for metastatic androgen independent prostate cancer in combination with docetaxel/prednisone. A second trial is evaluating aflibercept as a 2nd line treatment for metastatic non-small cell lung cancer in combination with docetaxel. The third Phase 3 trial is evaluating aflibercept as a 1st line treatment for metastatic pancreatic cancer in combination with gemcitabine. The fourth Phase 3 trial is evaluating aflibercept as a 2nd line treatment for metastatic colorectal cancer in combination with FOLFIRI (Folinic Acid (leucovorin), 5-fluorouracil, and irinotecan). All four trials are studying the current standard of chemotherapy care for the cancer being studied with and without aflibercept. In addition, a Phase 2 study of aflibercept in 1st-line metastatic colorectal cancer in combination with Folinic Acid (leucovirin), 5-fluorouracil, and oxaliplatin is expected to begin later in 2008.
     Aflibercept is also being studied in a Phase 2 single-agent study in advanced ovarian cancer (AOC) patients with symptomatic malignant ascites (SMA). This trial is approximately three-fourths enrolled and patients continue to be enrolled in the study. In 2004, the FDA granted Fast Track designation to aflibercept for the treatment of SMA. In a separate non-blinded study of patients with AOC and SMA who were treated with aflibercept dosed 4 mg/kg every 2 weeks, 8 out of the 10 evaluable patients achieved the primary endpoint of the study, defined as at least a doubling of the time to repeat paracentesis compared to their baseline average. The results of this study were summarized in the published abstracts of the 2008 American Society of Clinical Oncology (ASCO) meeting.
     Sanofi-aventis has also expanded the development program to Japan, where they are conducting Phase 1 safety and tolerability studies in combination with standard chemotherapies in patients with advanced solid malignancies.
     In May 2008, we and sanofi-aventis reported results of a randomized, double-blind, Phase 2 study of 215 women with AOC who were treated with aflibercept as a single-agent at a dose of either 2 milligrams per kilogram (mg/kg) or 4 mg/kg every two weeks. The study did not achieve its primary endpoint of demonstrating that patients in either arm of the study achieved a RECIST (Response Evaluation Criteria in Solid Tumors) response rate as assessed by an independent review committee that was statistically significantly greater than 5 percent. Side effects of treatment with aflibercept were typical of this class of anti-angiogenic agents, with hypertension being the most common grade 3/4 adverse event. The results were consistent with the interim data of the same trial reported at the 2007 ASCO meeting.

     In addition, more than 13 studies are currently underway or scheduled to begin that are being or will be conducted in conjunction with the National Cancer Institute (NCI) Cancer Therapy Evaluation Program (CTEP) evaluating aflibercept as a single agent or in combination with chemotherapy regimens in a variety of cancer indications. At the 2008 ASCO meeting, investigators reported preliminary results of a study of single-agent aflibercept in 48 patients with either relapsed or first recurrence temozolomide-resistant glioblastoma multiforme or anaplastic glioma. Responses were achieved in 50 percent of patients with anaplastic glioma and 30 percent of patients with glioblastoma. Grade 3 adverse events included fatigue, hypertension, hand-foot syndrome, lymphopenia, thrombosis, and proteinuria.
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
2. VEGF Trap — Eye Diseases
     VEGF Trap-Eye is a form of the VEGF Trap that has been purified and formulated with excipients and at concentrations suitable for direct injection into the eye. We and Bayer HealthCare are currently testing VEGF Trap-Eye in a Phase 3 program in patients with the neovascular form of Age-related Macular Degeneration (wet AMD). We initiated the first Phase 3 trial in wet AMD in the third quarter of 2007, and in May 2008, we and Bayer HealthCare announced that Bayer Healthcare had initiated a second Phase 3 trial. These Phase 3 trials in wet AMD, known as VIEW 1 and VIEW 2 (VEGF Trap: Investigation of Efficacy and Safety in Wet age-related macular degeneration), are comparing VEGF Trap-Eye and ranibizumab (Lucentis®, a registered trademark of Genetech, Inc.), an anti-angiogenic agent approved for use in wet AMD. VIEW 1 is being conducted in North America and VIEW 2 is being conducted in Europe, Asia Pacific, Japan and Latin America. The VIEW 1 and VIEW 2 trials are both evaluating dosing intervals of four and eight weeks for VEGF Trap-Eye compared with ranibizumab dosed according to its U.S. label every four weeks over the first year.
     In April 2008, we and Bayer HealthCare announced the 32-week endpoint results of a Phase 2 study evaluating VEGF Trap-Eye in wet AMD, which were presented at the 2008 Association for Research in Vision and Ophthalmology (ARVO) meeting in Fort Lauderdale, Florida. The 32-week analysis showed that VEGF Trap-Eye dosed on a PRN (as-needed) dosing schedule maintained the statistically significant gain in visual acuity achieved after an initial 12-week fixed-dosing phase.
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
     In this double-masked, prospective, randomized, multi-center Phase 2 trial, 157 patients were randomized to five dose groups and treated with VEGF Trap-Eye in one eye. Two groups initially received monthly doses of 0.5 or 2.0 milligrams (mg) of VEGF Trap-Eye for 12 weeks and three groups received quarterly doses of 0.5, 2.0, or 4.0 mg of VEGF Trap-Eye (at baseline and week 12). Following the initial 12-week fixed-dose phase of the trial, patients continued to receive therapy at the same dose on a PRN dosing schedule based upon the physician assessment of the need for re-treatment in accordance with pre-specified criteria. Patients were monitored for safety, retinal thickness, and visual acuity. These data represent the week 32 analysis from a 52-week study.
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
     We and Bayer HealthCare are also developing VEGF Trap-Eye in diabetic macular edema (DME) and plan to initiate a Phase 2 study in patients with DME.
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
3. ARCALYST® (rilonacept) — Inflammatory Diseases
     We are also evaluating ARCALYST in a number of diseases and disorders, in addition to CAPS, where IL-1 may play an important role. A Phase 2 safety and efficacy trial of ARCALYST is currently underway in the prevention of gout flares induced by the initiation of uric acid-lowering drug therapy used to control gout. We expect the results of this trial to be available in September 2008. We previously reported positive results from an exploratory proof of concept study of ARCALYST in ten patients with chronic active gout. In those patients, treatment with ARCALYST demonstrated a statistically significant reduction in patient pain scores in the single-blind, placebo-controlled study. Mean patients’ pain scores, the key symptom measure in persistent gout, were reduced 41% (p=0.025) during the first two weeks of active treatment and reduced 56% (p<0.004) after six weeks of active treatment. In this study, in which safety was the primary endpoint measure, treatment with ARCALYST® (rilonacept) was generally well-tolerated.
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
     Under the collaboration agreement, Novartis has the right to elect to collaborate in the development and commercialization of a second generation IL-1 Trap following completion of its Phase 2 development, should we decide to clinically develop such a second generation product candidate. Novartis does not have any rights or options with respect to ARCALYST.
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
     Regeneron scientists have developed two different technologies to design protein therapeutics to block the action of specific secreted proteins. The first technology, termed the “Trap” technology, was used to generate our first approved product, ARCALYST for the treatment of CAPS, and our current clinical pipeline, including aflibercept, VEGF Trap-Eye, and ARCALYST in other indications. These novel “Traps” are composed of fusions between two distinct receptor components and the constant region of an antibody molecule called the “Fc region”, resulting in high affinity product candidates.
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
Antibody Collaboration with sanofi-aventis
     In November 2007, we and sanofi-aventis entered into a global, strategic collaboration to discover, develop, and commercialize fully human monoclonal antibodies. The first therapeutic antibody to enter clinical development under the collaboration, REGN88, is an antibody to the interleukin-6 receptor (IL-6R), which has started clinical trials in rheumatoid arthritis. The second is expected to be an antibody to Delta-like ligand-4 (Dll4), for which we plan to file an IND by the end of 2008. The collaboration is governed by a Discovery and Preclinical Development Agreement and a License and Collaboration Agreement. We received a non-refundable, up-front payment of $85.0 million from sanofi-aventis under the discovery agreement. In addition, sanofi-aventis will fund up to $475.0 million of our research for identifying and validating potential drug discovery targets and developing fully human monoclonal antibodies against these targets through December 31, 2012. Sanofi-aventis also has an option to extend the discovery program for up to an additional three years for further antibody development and preclinical activities.
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

License Agreement with AstraZeneca
     In February 2007, we entered into a non-exclusive license agreement with AstraZeneca UK Limited that allows AstraZeneca to utilize our VelocImmune® technology in its internal research programs to discover human monoclonal antibodies. Under the terms of the agreement, AstraZeneca made two $20.0 million annual, non-refundable payments to us, one in February 2007 and the other in February 2008. AstraZeneca is required to make up to four additional annual payments of $20.0 million, subject to its ability to terminate the agreement after making two such additional payments or earlier if the technology does not meet minimum performance criteria. We are entitled to receive a mid-single-digit royalty on any future sales of antibody products discovered by AstraZeneca using our VelocImmune technology.
License Agreement with Astellas
     In March 2007, we entered into a non-exclusive license agreement with Astellas Pharma Inc. that allows Astellas to utilize our VelocImmune technology in its internal research programs to discover human monoclonal antibodies. Under the terms of the agreement, Astellas made two $20.0 million non-refundable payments to us, one in April 2007 and the other in June 2008. Astellas is required to make up to four additional annual payments of $20.0 million, subject to its ability to terminate the agreement after making two such additional payments or earlier if the technology does not meet minimum performance criteria. We are entitled to receive a mid-single-digit royalty on any future sales of antibody products discovered by Astellas using our VelocImmune technology.
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
Cell Line Expression Technologies
     Many proteins that are of potential pharmaceutical value are proteins which are “secreted” from the cells into the bloodstream. Examples of secreted proteins include growth factors (such as insulin and growth hormone) and antibodies. Current technologies for the isolation of cells engineered to produce high levels of secreted proteins are both laborious and time consuming. We have developed enabling platforms for the rapid generation of expression cell lines for our Traps and our VelocImmune® human monoclonal antibodies.
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
     From inception on January 8, 1988 through June 30, 2008, we had a cumulative loss of $823.3 million. As described above, in February 2008, we received FDA approval for ARCALYST® (rilonacept) for the treatment of CAPS. These rare diseases affect a very small group of people. As a result, we can not predict whether the commercialization of ARCALYST in CAPS will result in a significant net cash benefit to us. In the absence of significant revenues from the commercialization of our product candidates or other sources, the amount, timing, nature, and source of which cannot be predicted, our losses will continue as we conduct our research and development activities. We expect to incur substantial losses over the next several years as we continue the clinical development of VEGF Trap-Eye and ARCALYST in other indications; advance new product candidates into clinical development from our existing research programs utilizing our technology for designing fully human monoclonal antibodies; continue our research and development programs; and commercialize product candidates that receive regulatory approval, if any. Also, our activities may expand over time and require additional resources, and we expect our operating losses to be substantial over at least the next several years. Our losses may fluctuate from quarter to quarter and will depend on, among other factors, the progress of our research and development efforts, the timing of certain expenses, and the amount and timing of payments that we receive from collaborators.
     The planning, execution, and results of our clinical programs are significant factors that can affect our operating and financial results. In our clinical programs, key events in 2008 and plans over the next 12 months are as follows:

Clinical Program	2008 Events to Date	2008-9 Plans
ARCALYST® (rilonacept; also known as IL-1 Trap)	• Received FDA approval for CAPS • Launched ARCALYST commercially in CAPS	• Report data from a Phase 2 study in gout • Evaluate ARCALYST in certain other disease indications in which IL-1 may play an important role

Aflibercept (VEGF Trap – Oncology)
•     Reported final data from Phase 2 single-agent trial in advanced ovarian cancer
•     NCI/CTEP reported preliminary results from trial in glioblastoma multiforme and anaplastic glioma
•     Reported results from four Phase 1 dose-escalation studies in combination with chemotherapy in solid tumors

•     Sanofi-aventis to initiate Phase 2 1st-line study in metastatic colorectal cancer in combination with a standard chemotherapy regimen
•     Complete enrollment of Phase 2 single-agent study in symptomatic malignant ascites (SMA)
•     NCI/CTEP to report additional data from trials

VEGF Trap-Eye (intravitreal injection)	• Presented positive extended follow-up data through 32 weeks from the Phase 2 trial in wet AMD • Bayer HealthCare initiated second Phase 3 trial (VIEW 2) in wet AMD outside the United States	• Initiate a Phase 2 clinical study in DME

Antibodies	• Finalized preparations for initiation of clinical program for the Dll4 antibody	• Initiate Phase 1 trial for the Dll4 antibody in oncology • Report data from Phase 1 trial of REGN88 in rheumatoid arthritis • Advance a third antibody candidate into clinical development

ARCALYST® (rilonacept) Product Revenue and Inventory
Product Revenue
     In March 2008, ARCALYST became available for prescription in the United States for the treatment of CAPS and, during the second quarter and first half of 2008, we shipped $1.6 million and $2.4 million, respectively, of ARCALYST to our distributors. We will recognize revenue from product sales in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104). Revenue from product sales is recognized when persuasive evidence of an arrangement exists, title to product and associated risk of loss has passed to the customer, the price is fixed or determinable, collection from the customer is reasonably assured and we have no further performance obligations. When recognized, revenues from product sales will be recorded net of applicable provisions for prompt pay discounts, product returns, and estimated rebates. We will account for these reductions in accordance with Emerging Issues Task Force Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products) (EITF 01-9), and Statement of Financial Accounting Standards No. (SFAS) 48, Revenue Recognition When Right of Return Exists, as applicable.
     Since we have no historical return or rebate experience for ARCALYST, no product sales revenue has been recognized in the first half of 2008, and revenue recognition has been fully deferred until the right of return no longer exists and rebates have been processed, or until we can reasonably estimate returns and rebates. At June 30, 2008, deferred revenue related to ARCALYST product sales, net of prompt pay discounts and distributor fees, totaled $2.3 million. We currently expect shipments of ARCALYST to our distributors to total approximately $10 million in 2008.
Inventory
     We began capitalizing inventory costs associated with commercial supplies of ARCALYST subsequent to receipt of marketing approval from the FDA in February 2008. Costs for manufacturing supplies of ARCALYST prior to receipt of FDA approval were recognized as research and development expenses in the period that the costs were incurred. Therefore, these costs will not be included in cost of goods sold when revenue is recognized from the sale of those supplies of ARCALYST and we anticipate that ARCALYST cost of goods sold will be insignificant in 2008. At June 30, 2008, inventoried costs related to ARCALYST were inconsequential.
License Agreement with Cellectis
     In July 2008, we and Cellectis S.A. entered into an Amended and Restated Non-Exclusive License Agreement. The amended license agreement resolves a dispute between the parties related to the interpretation of a license agreement entered into by the parties in December 2003 pursuant to which we licensed certain patents and patent applications relating to a process for the specific replacement of a copy of a gene in the receiver genome by homologous recombination. Pursuant to the amended license agreement, in July 2008, we made a non-refundable $12.5 million payment to Cellectis and agreed to pay Cellectis a low single-digit royalty based on revenue received by us from any future licenses or sales of our VelociGene® or VelocImmune®

products and services. No royalties are payable with respect to our VelocImmune® license agreements with AstraZeneca and Astellas or our November 2007 collaboration with sanofi-aventis. Moreover, no royalties are payable on any revenue from commercial sales of antibodies from our VelocImmune technology.
     We began amortizing our $12.5 million payment to Cellectis in the second quarter of 2008 in proportion to past and anticipated future revenues under our license agreements with AstraZeneca and Astellas and our antibody discovery agreement with sanofi-aventis. We recognized $1.6 million of expense in connection with this payment, which was accrued at June 30, 2008.
     In July 2008, we and Cellectis also entered into a Subscription Agreement pursuant to which we agreed to purchase 368,301 ordinary shares of Cellectis at a price of EUR 8.63 per share. The purchase is contingent upon approval by the board of directors of Cellectis and by the shareholders of Cellectis at an extraordinary general meeting to be held no later than October 30, 2008.
Results of Operations
Three Months Ended June 30, 2008 and 2007
Net Loss:
     Regeneron reported a net loss of $18.5 million, or $0.23 per share (basic and diluted), for the second quarter of 2008 compared to a net loss of $26.8 million, or $0.41 per share (basic and diluted), for the second quarter of 2007. The decrease in net loss was principally due to revenues earned in the second quarter of 2008 in connection with our antibody collaboration with sanofi-aventis and our VEGF Trap-Eye collaboration with Bayer HealthCare, partly offset by higher research and development expenses.
Revenues:
     Revenues for the three months ended June 30, 2008 and 2007 consist of the following:

(In millions)	2008	2007
Contract research & development revenue
Sanofi-aventis	$38.6	$13.5
Bayer HealthCare	10.2
Other	1.9	2.4

Total contract research & development revenue	50.7	15.9
Technology licensing revenue	10.0	6.3

Total revenue	$60.7	$22.2

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

	Three months ended
	June 30,
Sanofi-aventis Contract Research & Development Revenue	2008	2007
(In millions)
Aflibercept:
Regeneron expense reimbursement	$10.3	$11.3
Recognition of deferred revenue related to up-front payments	2.1	2.2

Total aflibercept	12.4	13.5

Antibody:
Regeneron expense reimbursement	23.6
Recognition of deferred revenue related to up-front payment	2.6

Total antibody	26.2

Total sanofi-aventis contract research & development revenue	$38.6	$13.5

     Sanofi-aventis’ reimbursement of Regeneron’s aflibercept expenses decreased in the second quarter of 2008 compared to the same period in 2007, primarily due to lower costs related to our manufacture of aflibercept clinical supplies. Recognition of deferred revenue related to sanofi-aventis’ up-front aflibercept payments decreased in the second quarter of 2008 compared to the same period in 2007 due to an extension of the estimated performance period over which this deferred revenue is being recognized. As of June 30, 2008, $57.0 million of the original $105.0 million of up-front payments related to aflibercept was deferred and will be recognized as revenue in future periods.
     In the second quarter of 2008, sanofi-aventis’ reimbursement of Regeneron’s antibody expenses consisted of $17.3 million under the collaboration’s discovery agreement and $6.3 million of development costs, primarily related to REGN88, under the license agreement. Recognition of deferred revenue under the antibody collaboration related to sanofi-aventis’ $85.0 million up-front payment. As of June 30, 2008, $78.9 million of this up-front payment was deferred and will be recognized as revenue in future periods.
     In connection with our VEGF Trap-Eye collaboration with Bayer HealthCare, through September 30, 2007, all payments received from Bayer HealthCare, including a $75.0 million non-refundable, up-front payment, a $20.0 million milestone payment (which was received in August 2007 and not considered substantive), and cost sharing reimbursements were fully deferred and included in deferred revenue. Effective in the fourth quarter of 2007, we determined the appropriate accounting policy for payments from Bayer HealthCare and commenced recognizing previously deferred payments and cost-sharing of our and Bayer HealthCare’s 2007 VEGF Trap-Eye development expenses in our Statement of Operations through a cumulative catch-up. The $75.0 million non-refundable, up-front license payment and the $20.0 million milestone payment are being recognized as contract research and development revenue over the related estimated performance period in accordance with SAB 104 and EITF 00-21. In periods when we recognize VEGF Trap-Eye development expenses that we incur under the collaboration, we also recognize, as contract research and development revenue, the portion of those VEGF Trap-Eye development expenses that is reimbursable from Bayer HealthCare. In periods when Bayer HealthCare incurs agreed upon VEGF Trap-Eye development expenses that benefit the collaboration and Regeneron, we also recognize, as additional research and development expense, the portion of Bayer HealthCare’s VEGF Trap-Eye development expenses that we are obligated to reimburse. In the second quarter of 2008, we recognized contract research and development revenue of $10.2 million from Bayer HealthCare, consisting of (i) $3.3 million related to the $75.0 million up-front licensing payment and the $20.0 million milestone payment, and (ii) $6.9 million related to the portion of our second quarter 2008 VEGF Trap-Eye development expenses that is reimbursable from Bayer HealthCare. As of June 30, 2008, $72.5 million of the up-front licensing and milestone payments was deferred and will be recognized as revenue in future periods.
     Other contract research and development revenue includes $1.4 million and $1.6 million, respectively, recognized in the second quarter of 2008 and 2007 in connection with our five-year grant from the NIH, which we were awarded in September 2006 as part of the NIH’s Knockout Mouse Project.
     In connection with our VelocImmune® license agreements with AstraZeneca and Astellas, each of the $20.0 million annual, non-refundable payments is deferred upon receipt and recognized as revenue ratably over approximately the ensuing year of each agreement. In the second quarter of 2008 and 2007, we recognized $10.0 million and $6.3 million, respectively, of technology licensing revenue related to these agreements.
Expenses:
     Total operating expenses increased to $80.0 million in the second quarter of 2008 from $52.8 million in the same period of 2007. Our average headcount increased to 771 in the second quarter of 2008 from 618 in the same period of 2007 primarily to support expanding research and development activities for our development programs, including ARCALYST® (rilonacept), aflibercept, VEGF Trap-Eye, and monoclonal antibodies (such as REGN88 and the Dll4 antibody).
     Operating expenses in the second quarter of 2008 and 2007 include a total of $8.2 million and $6.9 million, respectively, of non-cash compensation expense related to employee stock option and restricted stock awards (Non-cash Compensation Expense), as detailed below:

	For the three months ended June 30, 2008
	Expenses before
	inclusion of Non-	Non-cash
	cash Compensation	Compensation	Expenses as
Expenses	Expense	Expense	Reported
(In millions)
Research and development	$61.7	$4.9	$66.6
Selling, general, and administrative	10.1	3.3	13.4

Total operating expenses	$71.8	$8.2	$80.0

	For the three months ended June 30, 2007
	Expenses before
	inclusion of Non-	Non-cash
	cash Compensation	Compensation	Expenses as
Expenses	Expense	Expense	Reported
(In millions)
Research and development	$39.9	$4.0	$43.9
Selling, general, and administrative	6.0	2.9	8.9

Total operating expenses	$45.9	$6.9	$52.8

Research and Development Expenses:
     Research and development expenses increased to $66.6 million in the second quarter of 2008 from $43.9 million in the same period of 2007. The following table summarizes the major categories of our research and development expenses for the three months ended June 30, 2008 and 2007:

	For the three months ended June 30,
			Increase
Research and development expenses	2008	2007	(Decrease)
(In millions)
Payroll and benefits (1)	$19.7	$14.4	$5.3
Clinical trial expenses	11.9	6.5	5.4
Clinical manufacturing costs (2)	11.9	11.5	0.4
Research and preclinical development costs	7.4	6.1	1.3
Occupancy and other operating costs	6.9	5.4	1.5
Cost-sharing of Bayer HealthCare VEGF Trap-Eye development expenses (3)	8.8		8.8

Total research and development expenses	$66.6	$43.9	$22.7

(1)	Includes $4.2 million and $3.3 million of Non-cash Compensation Expense for the three months ended June 30, 2008 and 2007, respectively.

(2)	Represents the full cost of manufacturing drug for use in research, preclinical development, and clinical trials, including related payroll and benefits, Non-cash Compensation Expense, manufacturing materials and supplies, depreciation, and occupancy costs of our Rensselaer manufacturing facility. Includes $0.7 million of Non-cash Compensation Expense for both the three months ended June 30, 2008 and 2007.

(3)	Under our collaboration with Bayer HealthCare, in periods when Bayer HealthCare incurs VEGF Trap-Eye development expenses, we also recognize, as additional research and development expense, the portion of their VEGF Trap-Eye development expenses that we are obligated to reimburse. Bayer HealthCare provides us with estimated VEGF Trap-Eye development expenses for the most recent interim fiscal quarter. Bayer HealthCare’s estimate is reconciled to their actual expenses for such quarter in the subsequent interim quarter and our portion of their VEGF Trap-Eye development expenses that we are obligated to reimburse is adjusted accordingly. In the fourth quarter of 2007, we commenced recognizing cost-sharing of our and Bayer Healthcare’s VEGF Trap-Eye development expenses.
     Payroll and benefits increased principally due to the increase in employee headcount, as described above. Clinical trial expenses increased due primarily to higher costs related to our Phase 3 study of VEGF Trap-Eye in wet AMD, which we initiated in the third quarter of 2007, and higher ARCALYST® (rilonacept) costs, primarily related to our Phase 2 gout-induced flares clinical study. These increases were partially offset by lower costs related to our Phase 1 and 2 studies of VEGF Trap-Eye in wet AMD. Clinical manufacturing costs increased due primarily to higher expenses related to REGN88, VEGF Trap-Eye, and our Dll4 antibody, partially offset by lower costs related to ARCALYST and aflibercept. Research and preclinical development costs increased primarily due to higher research and preclinical costs related to antibodies, including our Dll4 antibody, partially offset by lower preclinical costs associated with aflibercept, VEGF

Trap-Eye, and ARCALYST. Occupancy and other operating costs primarily increased in connection with our higher headcount and to support our expanded research and development activities. Cost-sharing of Bayer HealthCare VEGF Trap-Eye development expenses consists of $12.5 million of estimated second quarter expense less a $3.7 million adjustment to reconcile Bayer HealthCare’s actual first quarter 2008 VEGF Trap-Eye development expenses to their prior first quarter estimate of their VEGF Trap-Eye development expenses.
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

	For the three months ended June 30,
			Increase
Project Costs	2008	2007	(Decrease)
(In millions)
ARCALYST® (rilonacept)	$7.2	$8.1	$(0.9)
Aflibercept	8.8	10.0	(1.2)
VEGF Trap-Eye	22.2	8.4	13.8
REGN88	5.5		5.5
Other research programs & unallocated costs	22.9	17.4	5.5

Total research and development expenses	$66.6	$43.9	$22.7

     Drug development and approval in the United States is a multi-step process regulated by the FDA. The process begins with discovery and preclinical evaluation, leading up to the submission of an IND to the FDA which, if successful, allows the opportunity for study in humans, or clinical study, of the potential new drug. Clinical development typically involves three phases of study: Phase 1, 2, and 3. The most significant costs in clinical development are in Phase 3 clinical trials, as they tend to be the longest and largest studies in the drug development process. Following successful completion of Phase 3 clinical trials for a biological product, a biologics license application (or BLA) must be submitted to, and accepted by, the FDA, and the FDA must approve the BLA prior to commercialization of the drug. It is not uncommon for the FDA to request additional data following its review of a BLA, which can significantly increase the drug development timeline and expenses. We may elect either on our own, or at the request of the FDA, to conduct further studies that are referred to as Phase 3B and 4 studies. Phase 3B studies are initiated and either completed or substantially completed while the BLA is under FDA review. These studies are conducted under an IND. Phase 4 studies, also referred to as post-marketing studies, are studies that are initiated and conducted after the FDA has approved a product for marketing. In addition, as discovery research, preclinical development, and clinical programs progress, opportunities to expand development of drug candidates into new disease indications can emerge. We may elect to add such new disease indications to our development efforts (with the approval of our collaborator for joint development programs), thereby extending the period in which we will be developing a product. For example, we, and our collaborators, where applicable, continue to explore further development of ARCALYST, aflibercept, and VEGF Trap-Eye in different disease indications.

     There are numerous uncertainties associated with drug development, including uncertainties related to safety and efficacy data from each phase of drug development, uncertainties related to the enrollment and performance of clinical trials, changes in regulatory requirements, changes in the competitive landscape affecting a product candidate, and other risks and uncertainties described in Item 1A, “Risk Factors” under “Risks Related to ARCALYST® (rilonacept) and the Development of Our Product Candidates,” “Regulatory and Litigation Risks,” and “Risks Related to Commercialization of Products.” The lengthy process of seeking FDA approvals, and subsequent compliance with applicable statutes and regulations, require the expenditure of substantial resources. Any failure by us to obtain, or delay in obtaining, regulatory approvals could materially adversely affect our business.
     For these reasons and due to the variability in the costs necessary to develop a product and the uncertainties related to future indications to be studied, the estimated cost and scope of the projects, and our ultimate ability to obtain governmental approval for commercialization, accurate and meaningful estimates of the total cost to bring our product candidates to market are not available. Similarly, we are currently unable to reasonably estimate if our product candidates will generate material product revenues and net cash inflows. In the first quarter of 2008, we received FDA approval for ARCALYST for the treatment of CAPS, a group of rare, inherited auto-inflammatory diseases. These rare diseases affect a very small group of people. As a result, we can not predict whether the commercialization of ARCALYST in CAPS will result in a significant net cash benefit to us.
Selling, General, and Administrative Expenses:
     Selling, general, and administrative expenses increased to $13.4 million in the second quarter of 2008 from $8.9 million in the same period of 2007 due in part to costs associated with the launch of ARCALYST in March 2008. In addition, during the second quarter of 2008, we incurred (i) higher compensation expense due primarily to increases in selling and administrative headcount to support our expanded research and development activities and ARCALYST commercialization activities, (ii) higher recruitment and related costs associated with expanding our headcount, and (iii) higher legal expenses related to general corporate matters.
Other Income and Expense:
     Investment income decreased to $4.5 million in the second quarter of 2008 from $6.8 million in the comparable quarter of 2007, due primarily to lower yields on our cash and marketable securities, partly offset by higher cash and marketable security balances in 2008 versus 2007. In addition, during the second quarter of 2008, further deterioration in the credit quality of a marketable security from one issuer has subjected us to the risk of not being able to recover the security’s $0.8 million carrying value. As a result, we recognized a $0.5 million charge related to this security, which we considered to be other than temporarily impaired.
     Interest expense of $2.7 million and $3.0 million in the second quarters of 2008 and 2007, respectively, is attributable to our 5.5% Convertible Senior Subordinated Notes due October 17, 2008. In the second quarter of 2008, we repurchased $81.3 million in principal amount of these convertible notes for $82.1 million. In connection with the repurchases, we recognized a $0.9 million loss on early extinguishment of debt, representing the premium paid on the notes plus related unamortized debt issuance costs. At June 30, 2008, $118.7 million of the convertible notes remained outstanding.
Six Months Ended June 30, 2008 and 2007
Net Loss:
     Regeneron reported a net loss of $30.1 million, or $0.38 per share (basic and diluted), for the first half of 2008 compared to a net loss of $56.7 million, or $0.86 per share (basic and diluted), for the same period of 2007. The decrease in net loss was principally due to revenues earned in the first half of 2008 in connection with our antibody collaboration with sanofi-aventis and our VEGF Trap-Eye collaboration with Bayer HealthCare, partly offset by higher research and development expenses.
Revenues:
     Revenues for the six months ended June 30, 2008 and 2007 consist of the following:

(In millions)	2008	2007
Contract research & development revenue
Sanofi-aventis	$74.3	$25.3
Bayer HealthCare	19.2
Other	3.5	4.3

Total contract research & development revenue	97.0	29.6
Technology licensing revenue	20.0	8.4

Total revenue	$117.0	$38.0

     We recognize revenue from sanofi-aventis, in connection with our aflibercept and antibody collaborations, in accordance with SAB 104 and EITF 00-21, as described above under “Revenues” for the three months ended June 30, 2008 and 2007.

	Six months ended
	June 30,
Sanofi-aventis Contract Research & Development Revenue	2008	2007
(In millions)
Aflibercept:
Regeneron expense reimbursement	22.0	$20.8
Recognition of deferred revenue related to up-front payments	4.2	4.5

Total aflibercept	26.2	25.3

Antibody:
Regeneron expense reimbursement	42.9
Recognition of deferred revenue related to up-front payment	5.2

Total antibody	48.1

Total sanofi-aventis contract research & development revenue	$74.3	$25.3

Sanofi-aventis’ reimbursement of Regeneron’s aflibercept expenses increased in the first half of 2008 compared to the same period in 2007, primarily due to higher clinical development costs.

Recognition of deferred revenue related to sanofi-aventis’ up-front aflibercept payments decreased in the first half of 2008 compared to the same period in 2007 due to an extension of the estimated performance period over which this deferred revenue is being recognized.
     In the first half of 2008, sanofi-aventis’ reimbursement of Regeneron’s antibody expenses consisted of $32.4 million under the collaboration’s discovery agreement and $10.5 million of development costs, primarily related to REGN88, under the license agreement. Recognition of deferred revenue under the antibody collaboration related to sanofi-aventis’ $85.0 million up-front payment.
     In the first half of 2008, we recognized contract research and development revenue of $19.2 million from Bayer HealthCare, consisting of (i) $6.6 million related to the $75.0 million up-front licensing payment and the $20.0 million milestone payment, and (ii) $12.6 million related to the portion of our VEGF Trap-Eye development expenses incurred in the first half of 2008, that is reimbursable from Bayer HealthCare.
     Other contract research and development revenue includes $2.5 million and $2.3 million recognized in the first half of 2008 and 2007, respectively, in connection with our five-year grant from the NIH, which we were awarded in September 2006 as part of the NIH’s Knockout Mouse Project.
     In connection with our license agreements with AstraZeneca and Astellas, each of the $20.0 million annual, non-refundable payments are deferred upon receipt and recognized as revenue ratably over approximately the ensuing year of each agreement. In the first half of 2008 and 2007, we recognized $20.0 million and $8.4 million, respectively, of technology licensing revenue related to these agreements.
Expenses:
     Total operating expenses increased to $152.3 million in the first half of 2008 from $102.2 million in the same period of 2007. Our average headcount increased to 742 in the first half of 2008 from 602 in the same period of 2007 primarily to support expanding research and development activities for our development programs, including ARCALYST® (rilonacept), aflibercept, VEGF Trap-Eye, and monoclonal antibodies (such as REGN88 and the Dll4 antibody).
     Operating expenses for the first six months of 2008 and 2007 include a total of $16.5 million and $13.5 million, respectively, of non-cash compensation expense related to employee stock option and restricted stock awards (Non-cash Compensation Expense), as detailed below:

	For the six months ended June 30, 2008
	Expenses before	Non-cash
	inclusion of Non-cash	Compensation	Expenses as
Expenses	Compensation Expense	Expense	Reported
(In millions)
Research and development	$118.0	$9.8	$127.8
Selling, general, and administrative	17.8	6.7	24.5

Total operating expenses	$135.8	$16.5	$152.3

	For the six months ended June 30, 2007
	Expenses before	Non-cash
	inclusion of Non-cash	Compensation	Expenses as
Expenses	Compensation Expense	Expense	Reported
(In millions)
Research and development	$77.2	$7.9	$85.1
Selling, general, and administrative	11.5	5.6	17.1

Total operating expenses	$88.7	$13.5	$102.2

Research and Development Expenses:
     Research and development expenses increased to $127.8 million in the first half of 2008 from $85.1 million in the same period of 2007. The following table summarizes the major categories of our research and development expenses for the six months ended June 30, 2008 and 2007:

	For the six months ended June 30,
			Increase
Research and development expenses	2008	2007	(Decrease)
(In millions)
Payroll and benefits (1)	$38.9	$28.1	$10.8
Clinical trial expenses	20.5	11.8	8.7
Clinical manufacturing costs (2)	26.5	22.0	4.5
Research and preclinical development costs	12.9	12.1	0.8
Occupancy and other operating costs	13.6	11.1	2.5
Cost-sharing of Bayer HealthCare VEGF Trap-Eye development expenses (3)	15.4		15.4

Total research and development expenses	$127.8	$85.1	$42.7

(1)	Includes $8.4 million and $6.4 million of Non-cash Compensation Expense for the six months ended June 30, 2008 and 2007, respectively.

(2)	Represents the full cost of manufacturing drug for use in research, preclinical development, and clinical trials, including related payroll and benefits, Non-cash Compensation Expense, manufacturing materials and supplies, depreciation, and occupancy costs of our Rensselaer manufacturing facility. Includes $1.4 million and $1.5 million of Non-cash Compensation Expense for the six months ended June 30, 2008 and 2007, respectively.

(3)	Under our collaboration with Bayer HealthCare, in periods when Bayer HealthCare incurs VEGF Trap-Eye development expenses, we also recognize, as additional research and development expense, the portion of their VEGF Trap-Eye development expenses that we are obligated to reimburse. Bayer HealthCare provides us with estimated VEGF Trap-Eye development expenses for the most recent interim fiscal quarter. Bayer HealthCare’s estimate is reconciled to their actual expenses for such quarter in the subsequent interim quarter and our portion of their VEGF Trap-Eye development expenses that we are obligated to reimburse is adjusted accordingly. In the fourth quarter of 2007, we commenced recognizing cost-sharing of our and Bayer Healthcare’s VEGF Trap-Eye development expenses.
     Payroll and benefits increased principally due to the increase in employee headcount, as described above. Clinical trial expenses increased due primarily to higher costs related to our Phase 3 study of VEGF Trap-Eye in wet AMD, which we initiated in the third quarter of 2007, and higher ARCALYST® (rilonacept) costs, primarily related to our Phase 2 study in gout. These increases were partially offset by lower costs related to our Phase 1 and 2 studies of VEGF Trap-Eye in wet AMD. Clinical manufacturing costs increased due primarily to higher expenses related to REGN88, VEGF Trap-Eye, and our Dll4 antibody, partially offset by lower costs related to ARCALYST. Research and preclinical development costs increased primarily due to higher research and preclinical costs related to antibodies, including our D114 antibody, partially offset by lower preclinical costs associated with aflibercept, VEGF Trap-Eye, and ARCALYST.

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

	For the six months ended June 30,
			Increase
Project Costs	2008	2007	(Decrease)
(In millions)
ARCALYST® (rilonacept)	$15.2	$15.9	$(0.7)
Aflibercept	18.9	17.8	1.1
VEGF Trap-Eye	38.8	14.2	24.6
REGN88	9.3		9.3
Other research programs & unallocated costs	45.6	37.2	8.4

Total research and development expenses	$127.8	$85.1	$42.7

     For the reasons described above under “Research and Development Expenses” for the three months ended June 30, 2008 and 2007, and due to the variability in the costs necessary to develop a product and the uncertainties related to future indications to be studied, the estimated cost and scope of the projects, and our ultimate ability to obtain governmental approval for commercialization, accurate and meaningful estimates of the total cost to bring our product candidates to market are not available. Similarly, we are currently unable to reasonably estimate if our product candidates will generate product revenues and material net cash inflows. In the first quarter of 2008, we received FDA approval for ARCALYST for the treatment of CAPS, a group of rare, inherited auto-inflammatory diseases. These rare diseases affect a very small group of people. As a result, we can not predict whether the commercialization of ARCALYST in CAPS will result in a significant net cash benefit to us.
Selling, General, and Administrative Expenses:
     Selling, general, and administrative expenses increased to $24.5 million in the first half of 2008 from $17.1 million in the same period of 2007 due in part to costs associated with the launch of ARCALYST in March 2008. In addition, during the second quarter of 2008, we incurred (i) higher compensation expense due primarily to increases in selling and administrative headcount to support our expanded research and development activities and ARCALYST commercialization activities, (ii) higher recruitment and related costs associated with expanding our headcount, and (iii) higher fees for consultants and other legal and professional services related to various general corporate matters.
Other Income and Expense:
Investment income decreased to $11.8 million in the first half of 2008 from $13.6 million in the same period of 2007, due primarily to lower yields on our cash and marketable securities, partly offset by higher cash and marketable security balances in 2008 versus 2007. In addition, during the second quarter of 2008, further deterioration in the credit quality of a marketable security from one issuer has subjected us to the risk of not being able to recover the security’s $0.8 million carrying value. As a result, we recognized a $0.5 million charge related to this security, which we considered to be other than temporarily impaired.
     Interest expense of $5.7 million and $6.0 million in the first half of 2008 and 2007, respectively, is attributable to our 5.5% Convertible Senior Subordinated Notes due October 17, 2008. In the second quarter of 2008, we repurchased $81.3 million in principal amount of these convertible notes for $82.1 million. In connection with the repurchases, we recognized a $0.9 million loss on early extinguishment of debt, representing the premium paid on the notes plus related unamortized debt issuance costs. At June 30, 2008, $118.7 million of the convertible notes remained outstanding.
Accounting for Fair Value of Financial Assets
Adoption of Statement of Financial Accounting Standard No. 157
     In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. We adopted the provisions of SFAS 157 as of January 1, 2008, for financial instruments. Although the adoption of SFAS 157 did not materially impact our financial condition, results of operations, or cash flows, we are now required to provide additional disclosures as part of our financial statements.
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
     We have determined that the provisions of SFAS 157 are applicable to our marketable securities, which totaled $450.7 million as of June 30, 2008, and consisted of obligations of the U.S. government and its agencies, investment grade debt securities issued by corporations, governments and financial institutions, asset-backed securities, and commercial paper. All of our marketable securities are considered to be “available for sale,” as defined by SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. At June 30, 2008, less than 2% of our marketable securities represented Level 3 assets, and our other marketable securities represented Level 2 assets.

     Changes in Level 3 marketable securities during the six months ended June 30, 2008 were as follows:

Level 3
marketable
(In millions)	securities
Balance January 1, 2008	$7.9
Settlements	(2.4)
Impairments	(0.5)

Balance June 30, 2008	$5.0

     During the six months ended June 30, 2008, there were no transfers of marketable securities between Level 2 and Level 3 classifications. We held no Level 1 marketable securities during the first half of 2008.
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
Six months ended June 30, 2008 and 2007
     At June 30, 2008, we had $744.5 million in cash, cash equivalents, restricted cash, and marketable securities compared with $846.3 million at December 31, 2007. In February and June 2008, we received a $20.0 million annual, non-refundable payment in connection with our non-exclusive license agreements with AstraZeneca and Astellas, respectively.
Cash Used in Operations:
     Net cash used in operations was $11.7 million in the first six months of 2008 compared to $12.7 million in the first six months of 2007. Our net losses of $30.1 million in the first half of 2008 and $56.7 million in the first half of 2007 included $16.5 million and $13.5 million, respectively, of Non-cash Compensation Expense.
     At June 30, 2008, accounts receivable increased by $14.5 million, compared to end-of-year 2007, primarily due to higher receivable balances related to our collaborations with sanofi-aventis. Also, our deferred revenue balances at June 30, 2008 increased by $6.5 million, compared to end-of-year 2007, primarily due to the receipt of the $20.0 million payments from AstraZeneca and Astellas, as described above, which were deferred and are being recognized ratably over the ensuing year. This increase was partly offset by amortization of previously received deferred payments under our collaborations with sanofi-aventis and Bayer HealthCare.
     At June 30, 2007, accounts receivable balances increased by $13.0 million, compared to end-of-year 2006, primarily due to amounts receivable from sanofi-aventis and Bayer HealthCare for reimbursements of our aflibercept and VEGF Trap-Eye development costs, respectively. Also, our deferred revenue balances at June 30, 2007 increased by $36.6 million, compared to end-of-year 2006, primarily due to the initial $20.0 million up-front payments received from each of AstraZeneca and Astellas. These up-front payments have been recognized as revenue ratably over approximately the ensuing year of each non-exclusive license agreement. In addition, for the first six months of 2007, reimbursements from Bayer HealthCare of our 2007 VEGF Trap-Eye development expenses, totaling $10.6 million, had been fully deferred and included in deferred revenue for financial statement purposes, as described above.
Cash Provided by (Used in) Investing Activities:
     Net cash used in investing activities was $116.6 million in the first six months of 2008 compared to $120.3 million in the same period of 2007, due primarily to a decrease in purchases of marketable securities net of sales or maturities. In the first half of 2008, purchases of marketable securities exceeded sales or maturities by $106.8 million, whereas in the first half of 2007, purchases of marketable securities exceeded sales or maturities by $117.3 million.
Cash (Used in) Provided by Financing Activities:
     Cash used in financing activities was $78.5 million in the first six months of 2008 compared to cash provided by financing activities of $4.8 million in the same period of 2007. In the second quarter of 2008, the Company repurchased $81.3 million in principal amount of our convertible senior subordinated notes for $82.1 million.
Capital Expenditures:
     Our additions to property, plant, and equipment totaled $11.3 million and $3.5 million for the first half of 2008 and 2007, respectively. During the remainder of 2008, we expect to incur approximately $45 to $55 million in capital expenditures primarily in connection with expanding our manufacturing capacity at our Rensselaer, New York facilities and tenant improvements and related costs in connection with our new Tarrytown operating lease. We expect that approximately $30 million of projected 2008 Tarrytown tenant improvement costs will be reimbursed by our landlord in connection with our new operating lease. We currently anticipate that other 2008 capital expenditures will be funded from our existing capital resources.
Convertible Debt:
     In 2001, we issued $200.0 million aggregate principal amount of convertible senior subordinated notes, which bear interest at 5.5% per annum, payable semi-annually, and mature in October 2008. In June 2008, we repurchased $81.3 million in principal amount of our notes for $82.1 million. The remaining $118.7 million of outstanding notes are convertible into shares of our Common Stock at a conversion price of approximately $30.25 per share, subject to adjustment in certain circumstances. We may repurchase some or all of the remaining notes prior to maturity from our existing capital resources. If the price per share of our Common Stock is above $30.25 at maturity, we would expect the remaining outstanding notes to convert into shares of Common Stock. Otherwise, we will be required to repay the remaining aggregate principal amount of the notes at maturity from our existing capital resources.
License Agreement with Cellectis:
     As described above, in July 2008, we and Cellectis entered into an Amended and Restated Non-Exclusive License Agreement. Pursuant to the amended license agreement, in July 2008, we made a non-refundable $12.5 million payment to Cellectis and agreed to pay Cellectis a low single-digit royalty based on revenue received by us from any future licenses or sales of our VelociGene® or VelocImmune® products and services. No royalties are payable with respect to our VelocImmune license agreements with AstraZeneca and Astellas or our November 2007 collaboration with sanofi-aventis. Moreover, no royalties are payable on any revenue from commercial sales of antibodies from our VelocImmune technology.
     In July 2008, we and Cellectis also entered into a Subscription Agreement pursuant to which we would purchase 368,301 ordinary shares of Cellectis at a price of EUR 8.63 per share (which is equivalent to $13.59 at the June 30 EUR exchange rate). The purchase is contingent upon approval by the board of directors of Cellectis and by the shareholders of Cellectis at an extraordinary general meeting to be held no later than October 30, 2008.
Funding Requirements:
     We expect to continue to incur substantial funding requirements primarily for research and development activities (including preclinical and clinical testing). Before taking into account reimbursements from collaborators and potential repayment of our remaining convertible debt (as described above), and exclusive of product revenues and costs in connection with ARCALYST® (rilonacept) for the treatment of CAPS, we currently anticipate that approximately 50-60% of our expenditures for 2008 will be directed toward the preclinical and clinical development of product candidates, including ARCALYST in other indications, aflibercept, VEGF Trap-Eye, and monoclonal antibodies (including REGN88 and the Dll4 antibody); approximately 15-20% of our expenditures for 2008 will be applied to our basic research and early preclinical activities, and the remainder of our expenditures for 2008 will be used for the continued development of our novel technology platforms, capital expenditures, and general corporate purposes.
     We currently anticipate that in 2008 the commercialization of ARCALYST for the treatment of CAPS will not materially enhance or otherwise materially impact the Company’s cash flows.
     The amount we need to fund our operations will depend on various factors, including the status of competitive products, sales of ARCALYST, the success of our research and development programs, the potential future need to expand our professional and support staff and facilities, the status of patents and other intellectual property rights, the delay or failure of a clinical trial of any of our potential drug candidates, and the continuation, extent, and success of our collaborations with sanofi-aventis and Bayer HealthCare. Clinical trial costs are dependent, among other things, on the size and duration of trials, fees charged for services provided by clinical trial investigators and other third parties, the costs for manufacturing the product candidate for use in the trials, and for supplies, laboratory tests, and other expenses. The amount of funding that will be required for our clinical programs depends upon the results of our research and preclinical programs and early-stage clinical trials, regulatory requirements, the duration and results of clinical trials underway and of additional clinical trials that we decide to initiate, and the various factors that affect the cost of each trial as described above. In the future, if we are able to successfully develop, market, and sell certain of our product candidates, we may be required to pay royalties or otherwise share the profits generated on such sales in connection with our collaboration and licensing agreements.
     We expect that expenses related to the filing, prosecution, defense, and enforcement of patent and other intellectual property claims will continue to be substantial as a result of patent filings and prosecutions in the United States and foreign countries.
     We believe that our existing capital resources, including funding we are entitled to receive under our collaboration and licensing agreements, will enable us to meet operating needs through at least 2012. However, this is a forward-looking statement based on our current operating plan, and there may be a change in projected revenues or expenses that would lead to our capital being consumed significantly before such time. If there is insufficient capital to fund all of our planned operations and activities, we believe we would prioritize available capital to fund the continued commercialization of ARCALYST® (rilonacept) and the cost of preclinical and clinical development of our product candidates.
     Other than letters of credit totaling $1.7 million, including a $1.6 million letter of credit issued to our landlord in connection with our new operating lease for facilities in Tarrytown, New York, we have no off-balance sheet arrangements. In addition, we do not guarantee the obligations of any other entity. As of June 30, 2008, we had no established banking arrangements through which we could obtain short-term financing or a line of credit. In the event we need additional financing for the operation of our business, we will consider collaborative arrangements and additional public or private financing, including additional equity financing. Factors influencing the availability of additional financing include our progress in product development, investor perception of our prospects, and the general condition of the financial markets. We may not be able to secure the necessary funding through new collaborative arrangements or additional public or private offerings. If we cannot raise adequate funds to satisfy our capital requirements, we may have to delay, scale-back, or eliminate certain of our research and development activities or future operations. This could materially harm our business.
Future Impact of Recently Issued Accounting Standards
     In November 2007, the Emerging Issues Task Force issued Statement No. 07-1, Accounting for Collaborative Arrangements (EITF 07-1). EITF 07-01 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. EITF 07-1 is effective for fiscal years beginning after December 15,

2008, and will be applied retrospectively as a change in accounting principle for collaborative arrangements existing at the effective date. We are required to adopt EITF 07-1 for the fiscal year beginning January 1, 2009. Our management does not anticipate that the adoption of EITF 07-1 will have a material impact on our financial statements.
     In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement 133. SFAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how (a) an entity uses derivative instruments, (b) derivative instruments and related hedged items are accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We are required to adopt SFAS 161 for the fiscal year beginning January 1, 2009. Our management does not anticipate that the adoption of SFAS 161 will have a material impact on our financial statements.
     In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other generally accepted accounting principles (GAAP). This FSP is effective for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We are required to adopt FSP FAS 142-3 for the fiscal year beginning January 1, 2009. Our management does not anticipate that the adoption of this FSP will have a material impact on our financial statements.
     In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. Any effect of applying the provisions of SFAS 162 shall be reported as a change in accounting principle in accordance with SFAS 154, Accounting Changes and Error Corrections. SFAS 162 is effective 60 days following approval by the Securities and Exchange Commission of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. Our management does not anticipate that the adoption of SFAS 162 will have a material impact on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk:
     Our earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from our investment of available cash balances in investment grade corporate, asset-backed, and U.S. government securities. We do not believe we are materially exposed to changes in interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We estimated that a one percent unfavorable change in interest rates would result in approximately a $2.0 million decrease in the fair value of our investment portfolio at both June 30, 2008 and 2007.
Credit Quality Risk:
     We have an investment policy that includes guidelines on acceptable investment securities, minimum credit quality, maturity parameters, and concentration and diversification. Nonetheless, deterioration of the credit quality of an investment security subsequent to purchase may subject us to the risk of not being able to recover the full principal value of the security. In the second half of 2007, we recognized a $5.9 million charge related to marketable securities from two issuers which we considered to be other than temporarily impaired in value. In the second quarter of 2008, an additional $0.5 million impairment charge was recognized related to one of these securities.
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
     There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     From time to time, we are a party to legal proceedings in the course of our business. We do not expect any such current legal proceedings to have a material adverse effect on our business or financial condition.
     On July 1, 2008, we and Cellectis S.A. entered into an Amended and Restated Non-Exclusive License Agreement. This agreement resolved a previously disclosed dispute between the parties related to the interpretation of a license agreement entered into by the parties in December 2003 pursuant to which we licensed certain patents and patent applications relating to a process for the specific replacement of a copy of a gene in the receiver genome by homologous recombination. For a description of the Amended and Restated Non-Exclusive License Agreement, see “License Agreement with Cellectis” above.
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
     From inception on January 8, 1988 through June 30, 2008, we had a cumulative loss of $823.3 million. If we continue to incur operating losses and fail to become a profitable company, we may be unable to continue our operations. In the absence of substantial revenue from the sale of products or other sources, the amount, timing, nature or source of which cannot be predicted, our losses will continue as we conduct our research and development activities.
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
     Following our recent repurchase of a portion of our outstanding convertible senior subordinated notes, we now have $118.7 million of convertible debt that, unless converted to shares of our Common Stock, will mature in October 2008. We could be required to use a significant portion of our cash to repay the principal amount of our debt.
Risks Related to ARCALYST® (rilonacept) and the Development of Our Product Candidates
Successful development of any of our product candidates is highly uncertain.
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
     We are studying aflibercept, VEGF Trap-Eye, ARCALYST, and REGN88 in a wide variety of indications. We are studying aflibercept in a variety of cancer settings, VEGF Trap-Eye in different eye diseases and ophthalmologic indications, ARCALYST in a variety of systemic inflammatory disorders, and REGN88 in a phase 1 rheumatoid arthritis trial. Many of these current trials are exploratory studies designed to identify what diseases and uses, if any, are best suited for our product candidates. It is likely that our product candidates will not demonstrate the requisite efficacy and/or safety profile to support continued development for most of the indications that are being, or are planned to be, studied. In fact, our product candidates may not demonstrate the requisite efficacy and safety profile to support the continued development for any of the indications or uses.

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
     We have tested ARCALYST in only a small number of patients with CAPS. As more patients begin to use our product and as we test it in new disease settings, new risks and side effects associated with ARCALYST may be discovered, and risks previously viewed as inconsequential could be determined to be significant. Like cytokine antagonists such as Kineret® (Amgen, Inc.), Enbrel® (Immunex Corporation), and Remicade® (Centocor, Inc.), ARCALYST affects the immune defense system of the body by blocking some of its functions. Therefore, ARCALYST may interfere with the body’s ability to fight infections. Treatment with Kineret® (Amgen), a medication that works through the inhibition of IL-1, has been associated with an increased risk of serious infections, and serious, life threatening infections have been reported in patients taking ARCALYST. These or other complications or side effects could cause regulatory authorities to revoke approvals of ARCALYST. Alternatively, we may be required to conduct additional clinical trials, make changes in the labeling of our product, or limit or abandon our efforts to develop ARCALYST in new disease settings. These side effects may also result in a reduction, or even the elimination, of sales of ARCALYST in approved indications.
ARCALYST® (rilonacept) and our product candidates in development are recombinant proteins that could cause an immune response, resulting in the creation of harmful or neutralizing antibodies against the therapeutic protein.
     In addition to the safety, efficacy, manufacturing, and regulatory hurdles faced by our product candidates, the administration of recombinant proteins frequently causes an immune response, resulting in the creation of antibodies against the therapeutic protein. The antibodies can have no effect or can totally neutralize the effectiveness of the protein, or require that higher doses be used to obtain a therapeutic effect. In some cases, the antibody can cross react with the patient’s own proteins, resulting in an “auto-immune” type disease. Whether antibodies will be created can often not be predicted from preclinical or clinical experiments, and their detection or appearance is often delayed, so that there can be no assurance that neutralizing antibodies will not be detected at a later date, in some cases even after pivotal clinical trials have been completed. Antibodies directed against the receptor domains of rilonacept were detected in patients with CAPS after treatment with ARCALYST® (rilonacept). Nineteen of 55 subjects (35%) who received ARCALYST for at least 6 weeks tested positive for treatment-emerging binding antibodies on at least one occasion. To date, no side effects related to antibodies were observed in these subjects and there were no observed effects on drug efficacy or drug levels. It is possible that as we continue to test aflibercept and VEGF Trap-Eye with more sensitive assays in different patient populations and larger clinical trials, we will find that subjects given aflibercept and VEGF Trap-Eye develop antibodies to these product candidates, and may also experience side effects related to the antibodies, which could adversely impact the development of such candidates.
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
     Our commercial success depends significantly on our ability to operate without infringing the patents and other proprietary rights of third parties. Other parties may allege that they have blocking patents to our products in clinical development, either because they claim to hold proprietary rights to the composition of a product or the way it is manufactured or used. Moreover, other parties may allege that they have blocking patents to antibody products made using our VelocImmune® technology, either because of the way the antibodies are discovered or produced or because of a proprietary position covering an antibody or the antibody’s target.
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
     We cannot sell or market products without regulatory approval. Although we obtained regulatory approval for ARCALYST® (rilonacept) for the treatment of CAPS in the United States, we may be unable to obtain regulatory approval of ARCALYST in any other country or in any other indication. Regulatory agencies outside the United States may require additional information or data with respect to any future submission for ARCALYST for the treatment of CAPS.
     If we do not obtain and maintain regulatory approval for our product candidates, including ARCALYST for the treatment of diseases other than CAPS, the value of our company and our results of operations will be harmed. In the United States, we must obtain and maintain approval from the United States Food and Drug Administration (FDA) for each drug we intend to sell. Obtaining FDA approval is typically a lengthy and expensive process, and approval is highly uncertain. Foreign governments also regulate drugs distributed in their country and approval in any country is likely to be a lengthy and expensive process, and approval is highly uncertain. Except for the recent FDA approval of ARCALYST for the treatment of CAPS, none of our product candidates has ever received regulatory approval to be marketed and sold in the United States or any other country. We may never receive regulatory approval for any of our product candidates.
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
     In addition to the FDA and other regulatory agency regulations in the United States, we are subject to a variety of foreign regulatory requirements governing human clinical trials, manufacturing, marketing and approval of drugs, and commercial sale and distribution of drugs in foreign countries. The foreign regulatory approval process includes all of the risks associated with FDA approval as well as country specific regulations. Whether or not we obtain FDA approval for a product in the United States, we must obtain approval by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of ARCALYST for the treatment of CAPS or any of our product candidates in those countries.
If the testing or use of our products harms people, we could be subject to costly and damaging product liability claims.
     The testing, manufacturing, marketing, and sale of drugs for use in people expose us to product liability risk. Any informed consent or waivers obtained from people who sign up for our clinical trials may not protect us from liability or the cost of litigation. We may be subject to claims by CAPS patients who use ARCALYST that they have been injured by a side effect associated with the drug. Our product liability insurance may not cover all potential liabilities or may not completely cover any liability arising from any such litigation. Moreover, we may not have access to liability insurance or be able to maintain our insurance on acceptable terms.
If we market and sell ARCALYST® (rilonacept) in a way that violates federal or state fraud and abuse laws, we may be subject to civil or criminal penalties.
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
Our collaborators and service providers may fail to perform adequately in their efforts to support the development, manufacture, and commercialization of ARCALYST® (rilonacept) and our drug candidates.
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
     We rely on third party service providers to support the distribution of ARCALYST and many other related activities in connection with the commercialization of ARCALYST for the treatment of CAPS. We cannot be certain that these third parties will perform adequately. If these service providers do not perform their services adequately, our efforts to market and sell ARCALYST for the treatment of CAPS will not be successful.
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
     We may be unable to obtain key raw materials and supplies for the manufacture of ARCALYST® (rilonacept) and our product candidates. In addition, we may face difficulties in developing or acquiring production technology and managerial personnel to manufacture sufficient quantities of our product candidates at reasonable costs and in compliance with applicable quality assurance and environmental regulations and governmental permitting requirements.
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
     We manufacture all of our bulk drug materials for ARCALYST and our product candidates at our manufacturing facility in Rensselaer, New York. We would be unable to supply our product requirements if we were to cease production due to regulatory requirements or action, business interruptions, labor shortages or disputes, contaminations, or other problems at the facility.
     Certain raw materials necessary for manufacturing and formulation of ARCALYST and our product candidates are provided by single-source unaffiliated third-party suppliers. In addition, we rely on certain third parties to perform filling, finishing, distribution, and other services related to the manufacture of our products. We would be unable to obtain these raw materials or services for an indeterminate period of time if any of these third-parties were to cease or interrupt production or otherwise fail to supply these materials, products, or services to us for any reason, including due to regulatory requirements or action, adverse financial developments at or affecting the supplier, business interruptions, or labor shortages or disputes. This, in turn, could materially and adversely affect our ability to manufacture or supply ARCALYST or our product candidates for use in clinical trials, which could materially and adversely affect our business and future prospects.
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
     We are marketing and selling ARCALYST for the treatment of CAPS ourselves in the United States, primarily through third party service providers. We have no sales or distribution personnel and have only a small staff with commercial capabilities. For product candidates in development, if we are unable to obtain those capabilities, either by developing our own organizations or entering into agreements with service providers, we will not be able to successfully sell any products that we may obtain regulatory approval for and bring to market in the future. In that event, we will not be able to generate significant revenue, even if our product candidates are approved. We cannot guarantee that we will be able to hire the qualified sales and marketing personnel we need or that we will be able to enter into marketing or distribution agreements with third-party providers on acceptable terms, if at all. Under the terms of our collaboration agreement with sanofi-aventis, we currently rely on sanofi-aventis for sales, marketing, and distribution of aflibercept in cancer indications, should it be approved in the future by regulatory authorities for marketing. We will have to rely on a third party or devote significant resources to develop our own sales, marketing, and distribution capabilities for our other product candidates, including VEGF Trap-Eye in the United States, and we may be unsuccessful in developing our own sales, marketing, and distribution organization.
There may be too few patients with CAPS to profitably commercialize ARCALYST® (rilonacept) in this indication.
     Our only approved product is ARCALYST for the treatment of CAPS, a group of rare, inherited auto-inflammatory diseases. These rare diseases affect a very small group of people. The incidence of CAPS has been reported to be approximately 1 in 1,000,000 people in the United States. As a result, there may be too few patients with CAPS to profitably commercialize ARCALYST in this indication.
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
     Genentech has an approved VEGF antagonist, Avastin® (beracizumab) (Genentech), on the market for treating certain cancers and many different pharmaceutical and biotechnology companies are working to develop competing VEGF antagonists, including Novartis, OSI Pharmaceuticals, Inc., and Pfizer, Inc. Many of these molecules are farther along in development than aflibercept and may offer competitive advantages over our molecule. Novartis has an ongoing Phase 3 clinical development program evaluating an orally delivered VEGF tyrosine kinase inhibitor in different cancer settings. Each of Pfizer and Onyx Pharmaceuticals, Inc., (together with its partner Bayer HealthCare) has received approval from the FDA to market and sell an oral medication that targets tumor cell growth and new vasculature formation that fuels the growth of tumors. The marketing approvals for Genentech’s VEGF antagonist, Avastin® (Genentech), and their extensive, ongoing clinical development plan for Avastin® (Genentech) in other cancer indications, make it more difficult for us to enroll patients in clinical trials to support aflibercept and to obtain regulatory approval of aflibercept in these cancer settings. This may delay or impair our ability to successfully develop and commercialize aflibercept. In addition, even if aflibercept is ever approved for sale for the treatment of certain cancers, it will be difficult for our drug to compete against Avastin® (Genentech) and the FDA approved kinase inhibitors, because doctors and patients will have significant experience using these medicines. In addition, an oral medication may be considerably less expensive for patients than a biologic medication, providing a competitive advantage to companies that market such products.
     The market for eye disease products is also very competitive. Novartis and Genentech are collaborating on the commercialization and further development of a VEGF antibody fragment, ranibizumab (Lucentis®), for the treatment of age-related macular degeneration (wet AMD) and other eye indications that was approved by the FDA in June 2006. Many other companies are working on the development of product candidates for the potential treatment of wet AMD that act by blocking VEGF, VEGF receptors, and through the use of soluble ribonucleic acids (sRNAs) that modulate gene expression. In addition, ophthalmologists are using off-label a third-party reformatted version of Genentech’s approved VEGF antagonist, Avastin®, with success for the treatment of wet AMD. The National Eye Institute recently initiated a Phase 3 trial comparing Lucentis® (Genentech) to Avastin® (Genentech) in the treatment of wet AMD. The marketing approval of Lucentis® (Genentech) and the potential off-label use of Avastin® (Genentech) make it more difficult for us to enroll patients in our clinical trials and successfully develop VEGF Trap-Eye. Even if VEGF Trap-Eye is ever approved for sale for the treatment of eye diseases, it may be difficult for our drug to compete against Lucentis® (Genentech), because doctors and patients will have significant experience using this medicine. Moreover, the relatively low cost of therapy with Avastin® (Genentech) in patients with wet AMD presents a further competitive challenge in this indication.
     The availability of highly effective FDA approved TNF-antagonists such as Enbrel® (Immunex), Remicade® (Centocor), and Humira® (Abbott Laboratories), and the IL-1 receptor antagonist Kineret® (Amgen), and other marketed therapies makes it more difficult to successfully develop and commercialize ARCALYST® (rilonacept). This is one of the reasons we discontinued the development of ARCALYST in adult rheumatoid arthritis. In addition, even if ARCALYST is ever approved for sale in indications where TNF-antagonists are approved, it will be difficult for our drug to compete against these FDA approved TNF-antagonists because doctors and patients will have significant experience using these effective medicines. Moreover, in such indications these approved therapeutics may offer competitive advantages over ARCALYST, such as requiring fewer injections.

     There are both small molecules and antibodies in development by other companies that are designed to block the synthesis of interleukin-1 or inhibit the signaling of interleukin-1. For example, Eli Lilly and Company, Xoma Ltd., and Novartis are each developing antibodies to interleukin-1 and Amgen is developing an antibody to the interleukin-1 receptor. Novartis has commenced advanced clinical testing of its IL-1 antibody in Muckle-Wells Syndrome, which is part of the group of rare genetic diseases called CAPS. Novartis recently announced that its IL-1 antibody demonstrated long-lasting clinical remission in patients with CAPS and that its clinical candidate could develop into a major therapeutic advance in the treatment of CAPS. Novartis’ IL-1 antibody and these other drug candidates could offer competitive advantages over ARCALYST. The successful development of these competing molecules could impair our ability to successfully commercialize ARCALYST.
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
The successful commercialization of ARCALYST® (rilonacept) and our product candidates will depend on obtaining coverage and reimbursement for use of these products from third-party payers and these payers may not agree to cover or reimburse for use of our products.
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
     We market and sell ARCALYST in the United States for the treatment of a group of rare genetic disorders called CAPS. There may be too few patients with CAPS to profitably commercialize ARCALYST. Physicians may not prescribe ARCALYST, and CAPS patients may not be able to afford ARCALYST, if third party payers do not agree to reimburse the cost of ARCALYST therapy and this would adversely affect our ability to commercialize ARCALYST profitably.
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
     Since ARCALYST® (rilonacept) and our product candidates in clinical development, will likely be too expensive for most patients to afford without health insurance coverage, if our products are unable to obtain adequate coverage and reimbursement by third-party payers our ability to successfully commercialize our product candidates may be adversely impacted. Any limitation on the use of our products or any decrease in the price of our products will have a material adverse effect on our ability to achieve profitability.
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
     There has been significant volatility in our stock price and generally in the market prices of biotechnology companies’ securities. Various factors and events may have a significant impact on the market price of our common stock. These factors include, by way of example:
•	progress, delays, or adverse results in clinical trials;

•	announcement of technological innovations or product candidates by us or competitors;

•	fluctuations in our operating results;

•	unsuccessful commercialization of ARCALYST® (rilonacept) for the treatment of CAPS;

•	public concern as to the safety or effectiveness of ARCALYST or any of our product candidates;

•	developments in our relationship with collaborative partners;

•	developments in the biotechnology industry or in government regulation of healthcare;

•	large sales of our common stock by our executive officers, directors, or significant shareholders;

•	arrivals and departures of key personnel; and

•	general market conditions.
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
     In addition, we have a Change in Control Severance Plan and our chief executive officer has an employment agreement that provides severance benefits in the event our officers are terminated as a result of a change in control of the Company. Many of our stock options issued under our Amended and Restated 2000 Long-Term Incentive Plan may become fully vested in connection with a “change in control” of our company, as defined in the plan.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of 5.5% Convertible Senior Subordinated Notes due October 17, 2008:

			Total principal	Maximum number of
			amount purchased as	principal amount
	Total principal	Average price	part of publicly	that may yet be
	amount	paid per $1,000	announced plans or	purchased under the
Period	purchased (1)	principal amount	programs	plans or programs
April 1, 2008 to April 30, 2008	—	—	—	—
May 1, 2008 to May 31, 2008	$50,000,000	$1,010.00	—	—
June 1, 2008 to June 30, 2008	$31,347,000	$1,009.60	$31,347,000	$118,653,000

(1)	In May 2008, through privately negotiated transactions, we repurchased $50,000,000 aggregate principal amount of our 5.5% Convertible Senior Subordinated Notes due October 17, 2008 (the “Notes”). The redemption price averaged $1,010 per $1,000 principal amount outstanding, plus $6.95 of accrued but unpaid interest per $1,000 principal amount outstanding. On June 4, 2008, we filed a Current Report on Form 8-K with the Securities and Exchange Commission to disclose such repurchases and that our board of directors had authorized the repurchase from time to time in privately negotiated transactions of up to the remaining $150.0 million in outstanding principal amount of the Notes. Subsequently, in June 2008, we repurchased in privately negotiated transactions an additional $31,347,000 aggregate principal amount of the Notes at an average redemption price of approximately $1,010 per $1,000 principal amount outstanding, plus $8.12 of accrued but unpaid interest per $1,000 principal amount outstanding.
Item 4. Submission of Matters to a Vote of Security Holders
     On June 13, 2008, we conducted our Annual Meeting of Shareholders pursuant to due notice. A quorum being present either in person or by proxy, the shareholders voted on the following matters:
     1. To elect three directors to hold office for a three-year term as Class II directors, and until their successors are duly elected and qualified.
     2. To approve the amendment and restatement of the Company’s 2000 Long-Term Incentive Plan, as amended (the “2000 Plan”), which increased by 10,000,000 the number of shares of common stock authorized for issuance under the 2000 Plan, extended the term of the 2000 Plan until December 31, 2013 and included certain “best practices” in stock plan design, which approval also constituted re-approval for purposes of Section 162(m) under the Internal Revenue Code of 1986, as amended, of certain performance goals in the 2000 Plan that may be applied to awards thereunder.
     3. To ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for our fiscal year ending December 31, 2008.
     No other matters were voted on. The number of votes cast was:

		For	Withheld
1.	Election of Class II Directors
	Alfred G. Gilman, M.D., Ph.D.	85,248,421	5,295,972
	Joseph L. Goldstein, M.D.	83,395,616	7,148,777
	P. Roy Vagelos, M.D.	86,496,334	4,048,059
     The terms of office of Leonard S. Schleifer, M.D., Ph.D., Eric M. Shooter, Ph.D, George D. Yancopoulos, M.D., Ph.D., Charles A. Baker, Michael S. Brown, M.D., Arthur F. Ryan, and George L. Sing continued after the meeting.

		For	Against	Abstain	Broker Non-Vote
2.	Ratification of the amendment and restatement of the 2000 Long-Term Incentive Plan	50,683,713	33,287,410	468,562	6,104,708

		For	Against	Abstain
3.	Ratification of the Appointment of Independent Registered Public Accounting Firm	86,583,129	177,520	3,783,744
Item 6. Exhibits
     (a) Exhibits

Exhibit
Number		Description

4.1		- Form of certificate of shares of Common Stock

10.1	(a)	- Amended and Restated 2000 Long-Term Incentive Plan

10.2*		- Amended and Restated Non-Exclusive License Agreement, dated as of July 1, 2008, by and between Cellectis, S.A. and Regeneron Pharmaceuticals, Inc.

10.3		- Subscription Agreement, dated as of July 1, 2008, by and between Cellectis, S.A. and Regeneron Pharmaceuticals, Inc.

12.1		- Statement re: computation of ratio of earnings to combined fixed charges.

31.1		- Certification of CEO pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2		- Certification of CFO pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32		- Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.
Description:
(a)	Incorporated by reference from the Form 8-K for Regeneron Pharmaceuticals, Inc., filed June 17, 2008.

*	Portions of this document have been omitted and filed separately with the Commission pursuant to requests for confidential treatment pursuant to Rule 24b-2.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Regeneron Pharmaceuticals, Inc.
Date: August 1, 2008	By:	/s/ Murray A. Goldberg

Murray A. Goldberg Senior Vice President, Finance & Administration, Chief Financial Officer, Treasurer, and Assistant Secretary (Principal Financial Officer and Duly Authorized Officer)