Form 10-Q
period 2008-09-30
REGENERON PHARMACEUTICALS INC
filed 2008-11-05
CIK 872589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Yes ☑          No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐          No ☑
Number of shares outstanding of each of the registrant’s classes of common stock as of October 15, 2008:

Class of Common Stock	Number of Shares

Class A Stock, $0.001 par value	2,254,698
Common Stock, $0.001 par value	77,392,971

REGENERON PHARMACEUTICALS, INC.

September 30, 2008

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
REGENERON PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS AT SEPTEMBER 30, 2008 AND DECEMBER 31, 2007 (Unaudited)
(In thousands, except share data)

	September 30,	December 31,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$314,684	$498,925
Marketable securities	348,924	267,532
Accounts receivable from the sanofi-aventis Group	37,744	14,244
Accounts receivable — other	4,462	4,076
Prepaid expenses and other current assets	9,726	13,052

Total current assets	715,540	797,829

Restricted cash	1,650	1,600
Marketable securities	27,603	78,222
Property, plant, and equipment, at cost, net of accumulated depreciation and amortization	72,825	58,304
Other assets	8,273	303

Total assets	$825,891	$936,258

LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$41,887	$39,232
Deferred revenue from sanofi-aventis, current portion	19,017	18,855
Deferred revenue — other, current portion	39,364	25,577
Notes payable	117,503	200,000

Total current liabilities	217,771	283,664

Deferred revenue from sanofi-aventis	112,290	126,431
Deferred revenue — other	56,012	65,896
Other long term liabilities	2,885	0

Total liabilities	388,958	475,991

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.01 par value; 30,000,000 shares authorized; issued and outstanding-none
Class A Stock, convertible, $.001 par value; 40,000,000 shares authorized; shares issued and outstanding — 2,254,698 in 2008 and 2,260,266 in 2007	2	2
Common Stock, $.001 par value; 160,000,000 shares authorized; shares issued and outstanding — 77,367,679 in 2008 and 76,592,218 in 2007	77	77
Additional paid-in capital	1,285,223	1,253,235
Accumulated deficit	(844,409)	(793,217)
Accumulated other comprehensive income (loss)	(3,960)	170

Total stockholders’ equity	436,933	460,267

Total liabilities and stockholders’ equity	$825,891	$936,258

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Revenues
Contract research and development from sanofi-aventis	$42,006	$9,182	$116,346	$34,486
Other contract research and development	10,872	3,129	33,568	7,387
Technology licensing	10,000	10,000	30,000	18,421
Net product sales	2,706		2,706

	65,584	22,311	182,620	60,294

Expenses
Research and development	73,855	51,689	201,702	136,788
Selling, general, and administrative	11,368	9,289	35,857	26,426
Cost of goods sold	292		292

	85,515	60,978	237,851	163,214

Loss from operations	(19,931)	(38,667)	(55,231)	(102,920)

Other income (expense)
Investment income	3,674	5,840	15,513	19,424
Interest expense	(1,772)	(3,011)	(7,457)	(9,033)
Loss on early extinguishment of debt	(7)		(938)

	1,895	2,829	7,118	10,391

Net loss before income tax expense	(18,036)	(35,838)	(48,113)	(92,529)

Income tax expense	3,079		3,079

Net loss	$(21,115)	$(35,838)	$(51,192)	$(92,529)

Net loss per share amounts, basic and diluted	$(0.27)	$(0.54)	$(0.65)	$(1.40)

Weighted average shares outstanding, basic and diluted	78,937	66,069	78,706	65,861
The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)
For the nine months ended September 30, 2008
(In thousands)

							Accumulated
					Additional		Other	Total
	Class A Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity	Loss
Balance, December 31, 2007	2,260	$2	76,592	$77	$1,253,235	$(793,217)	$170	$460,267
Issuance of Common Stock in connection with exercise of stock options, net of shares tendered			711		6,165			6,165
Issuance of Common Stock in connection with Company 401(k) Savings Plan contribution			59		1,107			1,107
Conversion of Class A Stock to Common Stock	(5)		5
Stock-based compensation expense					24,716			24,716
Net loss						(51,192)		(51,192)	$(51,192)
Change in net unrealized gain (loss) on marketable securities							(4,130)	(4,130)	(4,130)

Balance, September 30, 2008	2,255	$2	77,367	$77	$1,285,223	$(844,409)	$(3,960)	$436,933	$(55,322)

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine months ended September 30,
	2008	2007

Cash flows from operating activities
Net loss	$(51,192)	$(92,529)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	8,661	8,588
Non-cash compensation expense	24,716	20,538
Loss on early extinguishment of debt	938
Net realized loss on marketable securities	1,166	803
Changes in assets and liabilities
Increase in accounts receivable	(23,886)	(3,475)
Increase in prepaid expenses and other assets	(5,279)	(11,876)
(Decrease) increase in deferred revenue	(10,076)	46,832
Increase in accounts payable, accrued expenses, and other liabilities	1,706	7,674

Total adjustments	(2,054)	69,084

Net cash used in operating activities	(53,246)	(23,445)

Cash flows from investing activities
Purchases of marketable securities	(478,276)	(478,209)
Sales or maturities of marketable securities	443,587	363,739
Capital expenditures	(19,117)	(7,716)
Increase in restricted cash	(50)

Net cash used in investing activities	(53,856)	(122,186)

Cash flows from financing activities
Repayment of long-term debt	(83,304)
Net proceeds from the issuance of Common Stock	6,165	5,171

Net cash (used in) provided by financing activities	(77,139)	5,171

Net decrease in cash and cash equivalents	(184,241)	(140,460)

Cash and cash equivalents at beginning of period	498,925	237,876

Cash and cash equivalents at end of period	$314,684	$97,416

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
     Included in research and development expenses is the Company’s share of VEGF Trap-Eye development expenses incurred by Bayer HealthCare LLC, including the Company’s share of Bayer HealthCare’s estimated VEGF Trap-Eye development expenses for the most recent interim fiscal quarter. Bayer HealthCare’s estimate is reconciled to its actual expenses for such quarter in the subsequent interim fiscal quarter and the Company’s share of VEGF Trap-Eye development expenses incurred by Bayer HealthCare is adjusted accordingly. During the three and nine months ended September 30, 2008, the Company recognized cost sharing of Bayer HealthCare VEGF Trap-Eye development expenses of $3.6 million and $19.0 million, respectively. For the three months ended September 30, 2008, cost sharing of Bayer HealthCare development expenses consists of $4.1 million of estimated third quarter expense less a $0.5 million adjustment to reconcile Bayer HealthCare’s actual second quarter 2008 VEGF Trap-Eye development expenses to its prior estimate.
2. ARCALYST® (rilonacept) Product Revenue and Inventory
Product Revenue
     In March 2008, ARCALYST® (rilonacept) became available for prescription in the United States for the treatment of Cryopyrin-Associated Periodic Syndromes (CAPS). During the three and nine months ended September 30, 2008, the Company shipped $4.3 million and $6.7 million, respectively, of ARCALYST to its distributors. The Company recognizes revenue from product sales in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”). Revenue from product sales is recognized when persuasive evidence of an arrangement exists, title to product and associated risk of loss has passed to the customer, the price is fixed or determinable, collection from the customer is reasonably assured and the Company has no further performance obligations. Revenues from product sales are recorded net of applicable provisions for prompt pay discounts, product returns, estimated rebates payable under governmental programs (including Medicaid), distribution fees, and other sales-related costs.

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)
The Company accounts for these reductions in accordance with Emerging Issues Task Force Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products) (“EITF 01-9”), and Statement of Financial Accounting Standards No. (“SFAS”) 48, Revenue Recognition When Right of Return Exists, as applicable. We review our estimates of rebates payable each period and record any necessary adjustments in the current period’s net product sales.
     During the three and nine months ended September 30, 2008, the Company recognized as revenue $2.7 million of ARCALYST® (rilonacept) net product sales for which both the right of return no longer exists and rebates can be reasonably estimated. At September 30, 2008, deferred revenue related to ARCALYST net product sales totaled $3.8 million.
Inventory
     The Company began capitalizing inventory costs associated with commercial supplies of ARCALYST subsequent to receipt of marketing approval from the U.S. Food and Drug Administration (“FDA”) in February 2008. Costs for manufacturing supplies of ARCALYST prior to receipt of FDA approval were recognized as research and development expenses in the period that the costs were incurred. Therefore, these costs are not being included in cost of goods sold when revenue is recognized from the sale of those supplies of ARCALYST. For the three and nine months ended September 30, 2008, ARCALYST cost of goods sold totaled $0.3 million. At September 30, 2008, inventoried costs related to ARCALYST were insignificant.
3. Per Share Data
     The Company’s basic and diluted net loss per share amounts have been computed by dividing net loss by the weighted average number of shares of Common Stock and Class A Stock outstanding. Net loss per share is presented on a combined basis, inclusive of Common Stock and Class A Stock outstanding, as each class of stock has equivalent economic rights. For the three and nine months ended September 30, 2008 and 2007, the Company reported net losses; therefore, no common stock equivalents were included in the computation of diluted net loss per share for these periods, since such inclusion would have been antidilutive. The calculations of basic and diluted net loss per share are as follows:

	Three Months Ended September 30,
	2008	2007
Net loss (Numerator)	$(21,115)	$(35,838)

Weighted-average shares, in thousands (Denominator)	78,937	66,069

Basic and diluted net loss per share	$(0.27)	$(0.54)

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)

	Nine Months Ended September 30,
	2008	2007
Net loss (Numerator)	$(51,192)	$(92,529)

Weighted-average shares, in thousands (Denominator)	78,706	65,861

Basic and diluted net loss per share	$(0.65)	$(1.40)
     Shares issuable upon the exercise of stock options, vesting of restricted stock awards, and conversion of convertible debt, which have been excluded from the September 30, 2008 and 2007 diluted per share amounts because their effect would have been antidilutive, include the following:

	Three months ended September 30,
	2008	2007

Stock Options:
Weighted average number, in thousands	17,454	15,153
Weighted average exercise price	$17.31	$16.01

Restricted Stock:
Weighted average number, in thousands	500

Convertible Debt:
Weighted average number, in thousands	3,890	6,611
Conversion price	$30.25	$30.25

	Nine months ended September 30,
	2008	2007

Stock Options:
Weighted average number, in thousands	17,572	15,308
Weighted average exercise price	$17.24	$15.86

Restricted Stock:
Weighted average number, in thousands	500

Convertible Debt:
Weighted average number, in thousands	5,450	6,611
Conversion price	$30.25	$30.25

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)
4. Statement of Cash Flows
     Supplemental disclosure of noncash investing and financing activities:
     Included in accounts payable and accrued expenses at September 30, 2008 and December 31, 2007 were $5.1 million and $1.7 million, respectively, of accrued capital expenditures. Also included in accounts payable and accrued expenses at September 30, 2008 was $1.5 million in connection with a forward contract to purchase a marketable security. Included in accounts payable and accrued expenses at September 30, 2007 and December 31, 2006 were $0.9 million and $0.8 million, respectively, of accrued capital expenditures.
     Included in accounts payable and accrued expenses at December 31, 2007 and 2006 were $1.1 million and $1.4 million, respectively, of accrued Company 401(k) Savings Plan contribution expense. In the first quarter of 2008 and 2007, the Company contributed 58,575 and 64,532 shares, respectively, of Common Stock to the 401(k) Savings Plan in satisfaction of these obligations.
     Included in marketable securities at both September 30, 2008 and December 31, 2007 was $2.2 million of accrued interest income. Included in marketable securities at September 30, 2007 and December 31, 2006 were $2.5 million and $1.5 million, respectively, of accrued interest income.
5. Fair Value of Financial Assets
     The Company considers its marketable securities, which consist primarily of U.S. government, corporate, and asset-backed securities, to be “available-for-sale,” as defined by SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. These assets are carried at fair value and the unrealized gains and losses are included in other accumulated comprehensive income (loss) as a separate component of stockholders’ equity. If the decline in the value of a marketable security in the Company’s investment portfolio is deemed to be other-than-temporary, the Company writes down the security to its current fair value and recognizes a loss that is charged against income.
     On a quarterly basis, the Company reviews its portfolio of marketable securities, using both quantitative and qualitative factors, to determine if declines in fair value below cost are other-than-temporary. Such factors include the length of time and the extent to which market value has been less than cost, financial condition and near-term prospects of the issuer, recommendations of investment advisors, and forecasts of economic, market, or industry trends. This review process also includes an evaluation of the Company’s ability and intent to hold individual securities until they mature or their full cost can be recovered. This review is subjective and requires a high degree of judgment.
     As a result of the Company’s quarterly reviews of its marketable securities portfolio, during the three and nine months ended September 30, 2008, the Company recorded charges for other-

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)
than-temporary impairment of its marketable securities totaling $1.7 million and $2.3 million, respectively, as described below. However, the current economic environment, the deterioration in the credit quality of some of the issuers of securities that the Company holds, and the recent volatility of securities markets increase the risk that there may be further declines in the market value of marketable securities in the Company’s investment portfolio and that such declines may result in additional charges against income in future periods for other-than-temporary impairments, and such amounts may be material.
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. The Company adopted the provisions of SFAS 157 as of January 1, 2008, for financial instruments. Although the adoption of SFAS 157 did not materially impact the Company’s financial condition, results of operations, or cash flows, the Company is now required to provide additional disclosures as part of its financial statements. In addition, in October 2008, the FASB issued FASB Staff Position (“FSP”) 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS 157 in a market that is not active. FSP 157-3 also reaffirms the notion of fair value as an exit price as of the measurement date. FSP 157-3 was effective upon issuance for financial statements that have not yet been issued and adopted by the Company for the quarter ended September 30, 2008.
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
     The Company’s assets that are measured at fair value on a recurring basis, and subject to the disclosure requirements of SFAS 157 at September 30, 2008, were as follows:

		Fair Value Measurements at Reporting Date Using
			Significant
		Quoted Prices in	Other	Significant
	Fair Value at	Active Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)

Available-for-sale marketable securities	$376,527		$376,257	$270
     The Company held no Level 1 marketable securities during the three or nine months ended September 30, 2008.

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)
     Marketable securities included in Level 2 above were valued using a market approach utilizing prices and other relevant information generated by market transactions involving identical or comparable assets. During the third quarter of 2008, deterioration in the credit quality of a marketable security from one issuer subjected the Company to the risk of not being able to recover the security’s $2.0 million carrying value. As a result, the Company recognized a $1.7 million charge related to this Level 2 marketable security, which the Company considered to be other than temporarily impaired.
     Marketable securities included in Level 3 above were valued using information provided by the Company’s investment advisors, including quoted bid prices which take into consideration the securities’ current lack of liquidity. During the nine months ended September 30, 2008, the Company recognized a $0.5 million charge related to a Level 3 marketable security which the Company considered to be other than temporarily impaired.
     Changes in marketable securities included in Level 3 above during the three months ended September 30, 2008 were as follows:

Level 3
marketable
securities
Balance July 1, 2008	$4,995
Settlements	(5,665)
Realized gain	940

Balance September 30, 2008	$270

     Changes in marketable securities included in Level 3 above during the nine months ended September 30, 2008 were as follows:

Level 3
marketable
securities
Balance January 1, 2008	$7,950
Settlements	(8,090)
Realized gain	940
Impairments	(530)

Balance September 30, 2008	$270

     There were no unrealized gains or losses related to the Company’s Level 3 marketable securities for the three and nine months ended September 30, 2008. In addition, there were no purchases of Level 3 marketable securities and no transfers of marketable securities between the Level 2 and Level 3 classifications during the three and nine months ended September 30, 2008.

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)
6. Accounts Receivable
     Accounts receivable as of September 30, 2008 and December 31, 2007 consist of the following:

	September 30,	December 31,
	2008	2007
Receivable from the sanofi-aventis Group	$37,744	$14,244
Receivable from Bayer HealthCare	1,619	2,797
Other	2,843	1,279

	$42,206	$18,320

7. Accounts Payable and Accrued Expenses
     Accounts payable and accrued expenses as of September 30, 2008 and December 31, 2007 consist of the following:

	September 30,	December 31,
	2008	2007
Accounts payable	$13,188	$8,128
Payable to Bayer HealthCare		4,892
Accrued payroll and related costs	13,170	14,514
Accrued clinical trial expense	6,288	5,609
Accrued expenses, other	6,279	3,797
Interest payable on convertible notes	2,962	2,292

	$41,887	$39,232

8. Repurchases of Convertible Debt
     During the first nine months of 2008, the Company repurchased a total of $82.5 million in principal amount of its 5.5% Convertible Senior Subordinated Notes due October 17, 2008 (the “Notes”) for $83.3 million. In connection with the repurchases of the Notes, the Company recognized a $0.9 million loss on early extinguishment of debt, representing the premium paid on the Notes plus related unamortized debt issuance costs. At September 30, 2008, $117.5 million of the Notes remained outstanding. Subsequently, such remaining outstanding Notes were repaid in full upon their maturity in October 2008.
9. Comprehensive Loss
     The Company presents comprehensive income (loss) in accordance with SFAS 130, Reporting Comprehensive Income. Comprehensive loss of the Company includes net loss adjusted for the change in net unrealized gain (loss) on marketable securities. The net effect of

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)
income taxes on comprehensive loss is immaterial. For the three and nine months ended September 30, 2008 and 2007, the components of comprehensive loss are:

	Three months ended September 30,
	2008	2007
Net loss	$(21,115)	$(35,838)
Change in net unrealized gain (loss) on marketable securities	(3,645)	511

Total comprehensive loss	$(24,760)	$(35,327)

	Nine months ended September 30,
	2008	2007
Net loss	$(51,192)	$(92,529)
Change in net unrealized gain (loss) on marketable securities	(4,130)	226

Total comprehensive loss	$(55,322)	$(92,303)

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
     The Company began amortizing the License Payment in the second quarter of 2008 in proportion to past and future anticipated revenues under the Company’s license agreements with AstraZeneca and Astellas and the Discovery and Preclinical Development Agreement under the Company’s November 2007 collaboration with sanofi-aventis. During the three and nine months ended September 30, 2008, the Company recognized $0.5 million and $2.2 million, respectively, of expense in connection with the License Payment.
     In July 2008, the Company and Cellectis also entered into a Subscription Agreement pursuant to which the Company has agreed to purchase 368,301 ordinary shares of Cellectis at a price of EUR 8.63 per share (which is equivalent to $12.15 at the September 30th EUR exchange rate). The purchase was contingent upon approval by the board of directors of Cellectis and by

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)
the shareholders of Cellectis. Such approval was obtained on October 30, 2008, and the Company’s purchase of the Cellectis shares will be completed in early November 2008.
11. VelogiGene® Agreement with the sanofi-aventis Group
     In connection with the Company’s November 2007 global strategic collaboration with sanofi-aventis to discover, develop, and commercialize fully human monoclonal antibodies, in August 2008, the Company entered into a separate agreement with sanofi-aventis to use Regeneron’s proprietary VelociGene technology platform to supply sanofi-aventis with genetically modified mammalian models of gene function and disease. The agreement provides for minimum annual order quantities for the term of the agreement which extends through December 2012, for which Regeneron expects to receive payments totaling a minimum of $21.5 million. This aggregate minimum amount is being recognized as contract research and development revenue in accordance with SAB 104 and Emerging Issues Task Force Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). For the three and nine months ended September 30, 2008, the Company recognized $0.5 million in revenue related to this agreement.
12. Income Taxes
     During the quarter ended September 30, 2008, the Company implemented a tax planning strategy to utilize net operating loss carry-forwards (which were otherwise due to expire in 2008 through 2012) on its 2007 U.S. Federal and New York State income tax returns that were filed in the third quarter of 2008. The tax planning strategy included electing, for tax purposes only, to capitalize $142.1 million of 2007 research and development (R&D) costs and to amortize these costs over ten years for tax purposes. By capitalizing these R&D costs, the Company was able to generate taxable income in 2007 and utilize the net operating loss carry-forwards to offset this taxable income. As a result, the Company incurred income tax expense of $3.1 million for the three and nine months ended September 30, 2008, which relates to U.S. Federal and New York State alternative minimum tax (“AMT”) and includes $0.2 million of interest and penalties.
     The Company is primarily subject to U.S. Federal and New York State income tax. The Company’s effective income tax rate is generally 0%. The difference between the Company’s effective income tax rate and the Federal statutory rate of 35% is attributable to the use of net operating loss carry-forwards as well as state tax benefits and tax credit carry-forwards offset by changes in the deferred tax valuation allowance and the AMT discussed above.
13. Amendment to Operating Lease — Tarrytown, New York facilities
     The Company leases laboratory and office facilities in Tarrytown, New York. The Company entered into a new agreement in December 2006 (which was amended in October 2007) to lease laboratory and office space that is now under construction and expected to be completed in mid-2009 at the Company’s current Tarrytown location, plus retain a portion of the Company’s

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)
existing space. In September 2008, the Company amended the operating lease agreement to increase the amount of existing space that the Company will retain under the lease. The term of the lease commenced effective June 2008 and will expire in June 2024. Other terms and conditions, as previously described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, remain unchanged.
     In connection with the September 2008 operating lease amendment, the Company’s total estimated future minimum noncancelable lease commitments under operating leases, previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 will increase to $10.2 million, $17.3 million, $17.4 million, and $17.7 million for the years ended December 31, 2009, 2010, 2011, and 2012, respectively, and increase to $230.3 million, in the aggregate, for years subsequent to 2012.
14. Legal Matters
     From time to time, the Company is a party to legal proceedings in the course of its business. The Company does not expect any such current legal proceedings to have a material adverse effect on the Company’s business or financial condition.
15. Future Impact of Recently Issued Accounting Standards
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
     In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. Any effect of applying the provisions of SFAS 162 shall be reported as a change in accounting principle in accordance with SFAS 154, Accounting Changes and Error Corrections. SFAS 162 is effective November 15, 2008. Management does not anticipate that the adoption of SFAS 162 will have a material impact on the Company’s financial statements.

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
Overview
     Regeneron Pharmaceuticals, Inc. is a biopharmaceutical company that discovers, develops, and commercializes pharmaceutical products for the treatment of serious medical conditions. We currently have one marketed product: ARCALYST® (rilonacept) Injection for Subcutaneous Use, which is now available for prescription in the United States for the treatment of Cryopyrin-Associated Periodic Syndromes (CAPS), including Familial Cold Auto-inflammatory Syndrome (FCAS) and Muckle-Wells Syndrome (MWS) in adults and children 12 and older. We also have four clinical development programs, including three late-stage clinical programs. The late stage programs are aflibercept (VEGF Trap), which is being developed in oncology in collaboration with the sanofi-aventis Group, VEGF Trap-Eye, which is being developed in eye diseases using intraocular delivery in collaboration with Bayer HealthCare LLC, and ARCALYST® (rilonacept; also known as IL-1 Trap) which will enter Phase 3 studies in the first half of 2009 both for the prevention of gout flares induced by the initiation of urate-lowering drug therapy used to control gout and in acute gout. Our fourth clinical development program is REGN88, an antibody to the interleukin-6 receptor (IL-6R) that is being developed with sanofi-aventis. REGN88 is in a Phase 1 clinical trial in rheumatoid arthritis.
     We expect that our next generation of product candidates will be based on our proprietary technologies for developing human monoclonal antibodies. Our antibody program is being conducted primarily in collaboration with sanofi-aventis. Our preclinical research programs are in the areas of oncology and angiogenesis, ophthalmology, metabolic and related diseases, muscle diseases and disorders, inflammation and immune diseases, bone and cartilage, pain, and cardiovascular diseases.
     Our core business strategy is to maintain a strong foundation in basic scientific research and discovery-enabling technology and combine that foundation with our manufacturing and clinical development capabilities to build a successful, integrated biopharmaceutical company. However, developing and commercializing new medicines entails significant risk and expense.

     We believe that our ability to develop product candidates is enhanced by the application of our technology platforms. Our discovery platforms are designed to identify specific genes of therapeutic interest for a particular disease or cell type and validate targets through high-throughput production of mammalian models. Our human monoclonal antibody technology (VelocImmune®) and cell line expression technologies may then be utilized to design and produce new product candidates directed against the disease target. Based on the VelocImmune platform which we believe, in conjunction with our other proprietary technologies, can accelerate the development of fully human monoclonal antibodies, we moved our first antibody product candidate (REGN88) into clinical trials in the fourth quarter of 2007. We plan to file an Investigational New Drug Application (IND) for an antibody to Delta-like ligand-4 (Dll4) by the end of 2008. We plan to file an IND for a third antibody product candidate shortly thereafter, and to advance an average of two to three antibody product candidates into clinical development each year. We continue to invest in the development of enabling technologies to assist in our efforts to identify, develop, and commercialize new product candidates.
Commercial Product:
ARCALYST® (rilonacept) — Cryopyrin-Associated Periodic Syndromes (CAPS)
     In February 2008, we received marketing approval from the U.S. Food and Drug Administration (FDA) for ARCALYST® (rilonacept) Injection for Subcutaneous Use for the treatment of Cryopyrin-Associated Periodic Syndromes (CAPS), including Familial Cold Auto-inflammatory Syndrome (FCAS) and Muckle-Wells Syndrome (MWS) in adults and children 12 and older. In March 2008, ARCALYST became available for prescription in the United States and we began making shipments to our distributors and transitioning the patients who participated in the CAPS pivotal study from clinical study drug to commercial supplies. This transition has been mostly completed and we currently project shipments of ARCALYST to our distributors to total approximately $10 million in 2008. During the third quarter and first nine months of 2008, we shipped $4.3 million and $6.7 million, respectively, of ARCALYST to our distributors. In July 2008, we submitted a Marketing Authorization Application (MAA) to the European Medicines Agency (EMEA) for ARCALYST for the treatment of CAPS in the European Union.
     ARCALYST is a protein-based product designed to bind the interleukin-1 (called IL-1) cytokine and prevent its interaction with cell surface receptors. ARCALYST is the only therapy approved in the United States for patients with CAPS, a group of rare, inherited, auto-inflammatory conditions characterized by life-long, recurrent symptoms of rash, fever/chills, joint pain, eye redness/pain, and fatigue. Intermittent, disruptive exacerbations or flares can be triggered at any time by exposure to cooling temperatures, stress, exercise, or other unknown stimuli. CAPS is caused by a range of mutations in the gene NLRP3 (formerly known as CIAS1) which encodes a protein named cryopyrin. In addition to FCAS and MWS, CAPS includes Neonatal Onset Multisystem Inflammatory Disease (NOMID). ARCALYST has not been studied for the treatment of NOMID.

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
     Aflibercept is being developed in cancer indications in collaboration with sanofi-aventis. We and sanofi-aventis currently are enrolling patients in four Phase 3 trials that combine aflibercept with standard chemotherapy regimens. One trial is evaluating aflibercept as a 2nd line treatment for metastatic colorectal cancer (the VELOUR study) in combination with FOLFIRI (folinic acid (leucovorin), 5-fluorouracil, and irinotecan). A second trial is evaluating aflibercept as a 1st line treatment for metastatic pancreatic cancer in combination with gemcitabine (the VANILLA study). A third trial is evaluating aflibercept as a 1st line treatment for metastatic androgen independent prostate cancer in combination with docetaxel/prednisone (the VENICE study). The fourth trial is evaluating aflibercept as a 2nd line treatment for metastatic non-small cell lung cancer in combination with docetaxel (the VITAL study). All four trials are studying the current standard of chemotherapy care for the cancer being studied with and without aflibercept. In addition, a Phase 2 study of aflibercept in 1st-line metastatic colorectal cancer in combination with folinic acid (leucovirin), 5-fluorouracil, and oxaliplatin is expected to begin by the end of 2008.
     Aflibercept is also being studied in a Phase 2 single-agent study in advanced ovarian cancer (AOC) patients with symptomatic malignant ascites (SMA). This trial is more than 90% enrolled and patients continue to be enrolled in the study. A separate non-blinded single-agent aflibercept study in 16 AOC patients with SMA has been completed and the results are currently being evaluated. In 2004, the FDA granted Fast Track designation to aflibercept for the treatment of SMA.
     Sanofi-aventis has also expanded the aflibercept development program to Japan, where they are conducting Phase 1 safety and tolerability studies in combination with standard chemotherapies in patients with advanced solid malignancies.
     In addition, multiple exploratory studies are currently underway or scheduled to begin that are being or will be conducted in conjunction with the National Cancer Institute (NCI) Cancer Therapy Evaluation Program (CTEP) evaluating aflibercept as a single agent or in combination with chemotherapy regimens in a variety of cancer indications. At the 2008 annual meeting of the American Society of Clinical Oncology (ASCO), investigators reported preliminary results of an NCI-sponsored study of single-agent aflibercept in 48 patients with either relapsed or first recurrence temozolomide-resistant glioblastoma multiforme or anaplastic glioma. As assessed by the investigators, responses were achieved in 50% of patients with anaplastic glioma and 30% of patients with glioblastoma. As assessed by an independent radiological reading center, preliminary data indicates that responses were achieved in approximately 30% of patients with anaplastic glioma and 22% of patients with glioblastoma. Grade 3 adverse events in this study included fatigue, hypertension, hand-foot syndrome, lymphopenia, thrombosis, and proteinuria.
     In September 2008, at the 2008 ASCO Breast Cancer Symposium, investigators reported the results of a small, exploratory NCI-sponsored study in 21 patients with poor prognostic characteristics (i.e., tumors resistant to anthracyclines and/or taxanes and a majority with metastatic visceral disease). In this trial, single-agent aflibercept had a confirmed partial response rate, as assessed by the investigators, of 5% (with a 95% Confidence Interval of 0-24%), a median progression free survival (PFS) of 2.7 months, and a median overall survival (OS) of 10.8 months. There were no unexpected safety concerns in this small study. The investigators reported that there were two cases of congestive heart failure in patients at high risk.
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
2. VEGF Trap — Eye Diseases
     VEGF Trap-Eye is a form of the VEGF Trap that has been purified and formulated with excipients and at concentrations suitable for direct injection into the eye. We and Bayer HealthCare are currently testing VEGF Trap-Eye in a Phase 3 program in patients with the neovascular form of Age-related Macular Degeneration (wet AMD). We and Bayer HealthCare are also developing VEGF Trap-Eye in diabetic macular edema (DME) and plan to initiate a Phase 2 study in patients with DME in early 2009.
     The Phase 3 trials in wet AMD, known as VIEW 1 and VIEW 2 (VEGF Trap: Investigation of Efficacy and Safety in Wet age-related macular degeneration), are comparing VEGF Trap-Eye and ranibizumab (Lucentis®, a registered trademark of Genetech, Inc.), an anti-angiogenic agent approved for use in wet AMD. VIEW 1 is being conducted in North America and VIEW 2 is being conducted in Europe, Asia Pacific, Japan and Latin America. The VIEW 1 and VIEW 2 trials are both evaluating dosing intervals of four and eight weeks for VEGF Trap-Eye compared with ranibizumab dosed according to its U.S. label every four weeks over the first year. As needed dosing (PRN) with both agents will be evaluated in the second year of the studies.
     In August 2008, we and Bayer HealthCare AG announced the preliminary results of a Phase 2 study in wet AMD which demonstrated that patients treated with the VEGF Trap-Eye achieved durable improvements in visual acuity and retinal thickness for up to one year in wet AMD. In September 2008, the complete results of this study, including additional data on reductions in the active choroidal neovascularization lesion size, were reported at the 2008 annual meeting of the Retina Society in Scottsdale, Arizona.
     In this double-masked Phase 2 trial, patients were initially treated with either fixed monthly or quarterly dosing for 12 weeks and then continued to receive treatment for another 40 weeks on a PRN dosing schedule. Patients receiving monthly doses of VEGF Trap-Eye of either 2.0 or 0.5 milligrams (mg) for 12 weeks followed by PRN dosing achieved mean improvements in visual acuity versus baseline of 9.0 letters (p<0.0001 versus baseline) and 5.4 letters (p<0.085 versus baseline), respectively, at the end of one year. The proportion of patients with vision of 20/40 or better (part of the legal minimum requirement for an unrestricted driver’s license in the U.S.) increased from 23% at baseline to 45% at week 52 in patients initially treated with 2.0 mg monthly and from 16% at baseline to 47% at week 52 in patients initially treated with 0.5 mg monthly.
     Patients receiving monthly doses of VEGF Trap-Eye of either 2.0 or 0.5 mg for 12 weeks followed by PRN dosing also achieved mean decreases in retinal thickness versus baseline of 143 microns (p<0.0001 versus baseline) and 125 microns (p<0.0001 versus baseline) at week 52, respectively.
     During the week 12 to week 52 PRN dosing period, patients initially dosed on a 2.0 mg monthly schedule received, on average, only 1.6 additional injections and those initially dosed on a 0.5 mg monthly schedule received, on average, 2.5 additional injections.
     While PRN dosing following a fixed quarterly dosing regimen (with dosing at baseline and week 12) also yielded improvements in visual acuity and retinal thickness versus baseline at week 52, the results generally were not as robust as those obtained with initial fixed monthly dosing.
     In this Phase 2 study, treatment with VEGF Trap-Eye was also associated with a reduction in the size of the total active choroidal neovascular membrane (CNV), the active lesion that is the underlying cause of vision loss in patients with wet AMD. Patients initially receiving either a 2.0 mg or 0.5 mg monthly fixed dose of VEGF Trap-Eye for 12 weeks followed by PRN dosing experienced statistically significant 3.41 mm2 and 1.42 mm2 reductions in mean CNV size at 48 weeks (the final one-year analysis endpoint from the independent reading center) versus baseline, respectively. Patients in the 2.0 mg monthly cohort also achieved a statistically significant 1.75 mm2 reduction in total lesion size. A reduction in total lesion size was not seen in the cohort initially dosed with 0.5 mg monthly.
     VEGF Trap-Eye was generally well tolerated and there were no reported drug-related serious adverse events. There was one reported case of culture-negative endophthalmitis/uveitis in the study eye, which was deemed not to be drug-related. The most commonly reported adverse events were those typically associated with intravitreal injections.
     VEGF-A both stimulates angiogenesis and increases vascular permeability. It has been shown in preclinical studies to be a major pathogenic factor in both wet AMD and diabetic retinopathy, and it is believed to be involved in other medical problems affecting the eyes. Wet AMD and diabetic retinopathy (which includes DME) are two of the leading causes of adult blindness in the developed world. In both conditions, severe visual loss is caused by a combination of retinal edema and neovascular proliferation.
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
3. ARCALYST® (rilonacept) — Inflammatory Diseases
     We are evaluating ARCALYST in a number of diseases and disorders, in addition to CAPS, where IL-1 may play an important role. In September 2008, we announced the results of a Phase 2 study which evaluated the efficacy and safety of ARCALYST versus placebo in the prevention of gout flares induced by the initiation of urate-lowering drug therapy that is used to control gout. In this 83-patient, double-blind, placebo-controlled study, the mean number of flares per patient over the first 12 weeks of urate-lowering therapy was 0.79 with placebo and 0.15 with rilonacept (p=0.0011), an 81% reduction. This was the primary endpoint of the study. All secondary endpoints also were met with statistical significance.
     In the first 12 weeks of treatment, 45.2% of patients treated with placebo experienced a gout flare and, of those, 47.4% had more than one flare. Among patients treated with ARCALYST® (rilonacept), only 14.6% experienced a gout flare (p=0.0037 versus placebo) and none had more than one flare. Injection-site reaction was the most commonly reported adverse event with ARCALYST treatment and no serious drug-related adverse events were reported.
     Gout is characterized by high blood levels of uric acid, a bodily waste product normally excreted by the kidneys. The uric acid can form crystals in the joints of the toes, ankles, knees, wrists, fingers, and elbows. Chronic treatment with uric acid-lowering medicines, such as allopurinol, is prescribed to eliminate the uric acid crystals and prevent reformation. During the first months of allopurinol therapy, while uric acid blood levels are being reduced, the break up of the uric acid crystals can result in stimulation of inflammatory mediators, including IL-1, resulting in acute flares of joint pain and inflammation. These painful flares generally persist for at least five days.
     We plan to initiate a Phase 3 clinical development program with ARCALYST in the first half of 2009 both for the prevention of gout flares in patients initiating urate-lowering drug therapy and in acute gout. We are also planning to evaluate ARCALYST in other indications in which IL-1 may play a role.
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
     Regeneron scientists have developed two different technologies to design protein therapeutics to block the action of specific secreted proteins. The first technology, termed the “Trap” technology, was used to generate our first approved product, ARCALYST® (rilonacept) for the treatment of CAPS, and our current clinical pipeline, including aflibercept, VEGF Trap-Eye, and ARCALYST in other indications. These novel “Traps” are composed of fusions between two distinct receptor components and the constant region of an antibody molecule called the “Fc region”, resulting in high affinity product candidates.
     Regeneron scientists also have discovered and developed a new technology for designing protein therapeutics that facilitates the discovery and production of fully human monoclonal antibodies. We call our technology VelocImmune and, as described below, we believe that it is an improved way of generating a wide variety of high affinity, therapeutic, fully human monoclonal antibodies.
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
Antibody Collaboration with sanofi-aventis
     In November 2007, we and sanofi-aventis entered into a global, strategic collaboration to discover, develop, and commercialize fully human monoclonal antibodies. The first therapeutic antibody to enter clinical development under the collaboration is REGN88, an antibody to the interleukin-6 receptor (IL-6R), that is being evaluated in rheumatoid arthritis. The second is expected to be an antibody to Delta-like ligand-4 (Dll4), for which we plan to file an IND by the end of 2008. We plan to file an IND for a third therapeutic antibody shortly thereafter and to advance an average of two to three antibody candidates into clinical development each year.
     The collaboration is governed by a Discovery and Preclinical Development Agreement and a License and Collaboration Agreement. We received a non-refundable, up-front payment of $85.0 million from sanofi-aventis under the discovery agreement. In addition, sanofi-aventis is funding up to $475.0 million of our research for identifying and validating potential drug discovery targets and developing fully human monoclonal antibodies against these targets through December 31, 2012. Sanofi-aventis also has an option to extend the discovery program for up to an additional three years for further antibody development and preclinical activities.
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

Academic VelocImmune® Investigators Program
     In September 2008, we entered into an agreement that will provide researchers at Columbia University Medical Center with access to our VelocImmune technology platform. Under the agreement, scientists at Columbia will use VelocImmune mice to generate antibodies against their research targets and will conduct research to discover potential human therapeutics based on the antibodies. We have an exclusive option to license the antibodies for development and commercialization as therapeutic or diagnostic products and will pay Columbia a low single-digit royalty on ensuing product sales.
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
     In August 2008, we entered into a separate agreement with sanofi-aventis to use our VelociGene platform to supply sanofi-aventis with genetically modified mammalian models of gene function and disease. Sanofi-aventis will pay us a minimum of $21.5 million for the term of the agreement, which extends through December 2012, for knock-out and transgenic models of gene function for target genes identified by sanofi-aventis. Sanofi-aventis will use these models for its internal research programs, outside of the scope of the antibody collaboration between us and sanofi-aventis.
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
National Institutes of Health Grant
     In September 2006, we were awarded a five-year grant from the National Institutes of Health (NIH) as part of the NIH’s Knockout Mouse Project. The goal of the Knockout Mouse Project is to build a comprehensive and broadly available resource of knockout mice to accelerate the understanding of gene function and human diseases. We use our VelociGene technology to take aim at 3,500 of the most difficult genes to target and which are not currently the focus of other large-scale knockout mouse programs. We also agreed to grant a limited license to a consortium of research institutions, the other major participants in the Knockout Mouse Project, to use components of our VelociGene® technology in the Knockout Mouse Project. We are generating a collection of targeting vectors and targeted mouse ES cells which can be used to produce knockout mice. These materials will be made widely available to academic researchers without charge. We will receive a fee for each targeted ES cell line or targeting construct made by us or the research consortium and transferred to commercial entities.
     Under the NIH grant, as amended in September 2008, we are entitled to receive a minimum of $24.5 million over a five-year period, including $1.5 million to optimize our existing C57BL/6 ES cell line and its proprietary growth medium, both of which are being supplied to the research consortium for its use in the Knockout Mouse Project. We have the right to use, for any purpose, all materials generated by us and the research consortium.
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
     From inception on January 8, 1988 through September 30, 2008, we had a cumulative loss of $844.4 million. As described above, in February 2008, we received FDA approval for ARCALYST® (rilonacept) for the treatment of CAPS. These rare diseases affect a very small group of people. As a result, we can not predict whether the commercialization of ARCALYST in CAPS will result in a significant net cash benefit to us. In the absence of significant revenues from the commercialization of our product candidates or other sources, the amount, timing, nature, and source of which cannot be predicted, our losses will continue as we conduct our research and development activities. We expect to incur substantial losses over the next several years as we continue the clinical development of VEGF Trap-Eye and ARCALYST in other indications; advance new product candidates into clinical development from our existing research programs utilizing our technology for designing fully human monoclonal antibodies; continue our research and development programs; and commercialize product candidates that receive regulatory approval, if any. Also, our activities may expand over time and require additional resources, and we expect our operating losses to be substantial over at least the next several years. Our losses may fluctuate from quarter to quarter and will depend on, among other factors, the progress of our research and development efforts, the timing of certain expenses, and the amount and timing of payments that we receive from collaborators.

     The planning, execution, and results of our clinical programs are significant factors that can affect our operating and financial results. In our clinical programs, key events in 2008 and plans over the next 12 months are as follows:

Clinical Program	2008 Events to Date	2008-9 Plans (next 12 months)
ARCALYST® (rilonacept; also known as IL-1 Trap)	• Received FDA approval for CAPS • Launched ARCALYST commercially in CAPS • Reported data from a Phase 2 study in the prevention of gout flares in patients initiating urate-lowering drug therapy
•   Initiate Phase 3 development program of ARCALYST in the prevention of gout flares in patients initiating urate-lowering drug therapy and in acute gout
•   Evaluate ARCALYST in other disease indications in which IL-1 may play a role

Aflibercept (VEGF Trap – Oncology)	• Reported final data from Phase 2 single-agent trial in advanced ovarian cancer • Reported results from four Phase 1 dose-escalation studies in combination with chemotherapy in solid tumors	• Sanofi-aventis to initiate Phase 2 1st-line study in metastatic colorectal cancer in combination with a standard chemotherapy regimen
• Complete enrollment of Phase 2 single-agent study in symptomatic malignant ascites (SMA) and report results
• Sanofi-aventis to continue enrollment of four Phase 3 studies

VEGF Trap-Eye (intravitreal injection)	• Presented positive final data through 52 weeks from the Phase 2 trial in wet AMD	• Initiate a Phase 2 clinical study in DME • Continue enrolling patients in VIEW 1 and VIEW 2 trials
• Bayer HealthCare initiated second Phase 3 trial (VIEW 2) in wet AMD outside the United States

Antibodies	• Finalized preparations for initiation of clinical program for the Dll4 antibody	• Initiate Phase 1 trial for the Dll4 antibody in oncology • Report data from Phase 1 trial of REGN88 in rheumatoid arthritis • Advance additional antibody candidate(s) into clinical development

ARCALYST® (rilonacept) Product Revenue and Inventory
Product Revenue
     In March 2008, ARCALYST became available for prescription in the United States for the treatment of CAPS. We currently expect shipments of ARCALYST to our distributors to total approximately $10 million in 2008.
     We recognize revenue from product sales in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104). Revenue from product sales is recognized when persuasive evidence of an arrangement exists, title to product and associated risk of loss has passed to the customer, the price is fixed or determinable, collection from the customer is reasonably assured and we have no further performance obligations. Revenues from product sales are recorded net of applicable provisions for prompt pay discounts, product returns, and estimated rebates payable under governmental programs (including Medicaid), distributor fees, and other sales-related costs. We will account for these reductions in accordance with Emerging Issues Task Force Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products) (EITF 01-9), and Statement of Financial Accounting Standards No. (SFAS) 48, Revenue Recognition When Right of Return Exists, as applicable. We review our estimates of rebates payable each period and record any necessary adjustments in the current period’s net product sales.
     During the three and nine months ended September 30, 2008, we recognized as revenue $2.7 million of ARCALYST® (rilonacept) net product sales for which both the right of return no longer exists and rebates can be reasonably estimated. At September 30, 2008, deferred revenue related to ARCALYST net product sales totaled $3.8 million.
Inventory
     We began capitalizing inventory costs associated with commercial supplies of ARCALYST subsequent to receipt of marketing approval from the FDA in February 2008. Costs for manufacturing supplies of ARCALYST prior to receipt of FDA approval were recognized as research and development expenses in the period that the costs were incurred. Therefore, these costs are not being included in cost of goods sold when revenue is recognized from the sale of those supplies of ARCALYST. For the three and nine months ended September 30, 2008, ARCALYST cost of goods sold totaled $0.3 million. At September 30, 2008, inventoried costs related to ARCALYST were insignificant.
Velocigene® Agreement with the sanofi-aventis Group
     In connection with our November 2007 global strategic collaboration with sanofi-aventis to discover, develop, and commercialize fully human monoclonal antibodies, in August 2008, we entered into a separate agreement with sanofi-aventis to use our proprietary VelociGene technology platform to supply sanofi-aventis with genetically modified mammalian models of gene function and disease. The agreement provides for minimum annual order quantities for the term of the agreement which extends through December 2012, for which we expect to receive payments totaling a minimum of $21.5 million. This aggregate minimum amount is being recognized as contract research and development revenue in accordance with SAB 104 and Emerging Issues Task Force Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). For the three and nine months ended September 30, 2008, we recognized $0.5 million in revenue related to this agreement.
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
     We began amortizing our $12.5 million payment to Cellectis in the second quarter of 2008 in proportion to past and anticipated future revenues under our license agreements with AstraZeneca and Astellas and our antibody discovery agreement with sanofi-aventis. During the three and nine months ended September 30, 2008, the Company recognized $0.5 million and $2.2 million of expense related to this agreement.
     In July 2008, we and Cellectis also entered into a Subscription Agreement pursuant to which we agreed to purchase 368,301 ordinary shares of Cellectis at a price of EUR 8.63 per share. The purchase was contingent upon approval by the board of directors of Cellectis and by the shareholders of Cellectis. Such approval was obtained on October 30, 2008, and our purchase of the Cellectis shares will be completed in early November 2008.
Results of Operations
Three Months Ended September 30, 2008 and 2007
Net Loss:
     Regeneron reported a net loss of $21.1 million, or $0.27 per share (basic and diluted), for the third quarter of 2008 compared to a net loss of $35.8 million, or $0.54 per share (basic and diluted), for the third quarter of 2007. The decrease in net loss was principally due to revenues earned in the third quarter of 2008 in connection with our antibody collaboration with sanofi-aventis and our VEGF Trap-Eye collaboration with Bayer HealthCare, partly offset by higher research and development expenses.

Revenues:
     Revenues for the three months ended September 30, 2008 and 2007 consist of the following:

(In millions)	2008	2007
Contract research & development revenue
Sanofi-aventis	$42.0	$9.2
Bayer HealthCare	9.0
Other	1.9	3.1

Total contract research & development revenue	52.9	12.3
Technology licensing revenue	10.0	10.0
Net product sales of ARCALYST® (rilonacept)	2.7

Total revenue	$65.6	$22.3

     We recognize revenue from sanofi-aventis, in connection with our aflibercept and antibody collaborations in accordance with SAB 104 and EITF 00-21. Contract research and development revenue from sanofi-aventis, as detailed below, consists primarily of reimbursement for research and development expenses and recognition of revenue related to non-refundable, up-front payments of $105.0 million related to the aflibercept collaboration and $85.0 million related to the antibody collaboration. Non-refundable, up-front payments are recorded as deferred revenue and recognized over the period over which we are obligated to perform services. We estimate our performance periods based on the specific terms of the collaboration agreements, and adjust the performance periods, if appropriate, based on the applicable facts and circumstances.

	Three months ended
	September 30,
Sanofi-aventis Contract Research & Development Revenue	2008	2007
(In millions)
Aflibercept:
Regeneron expense reimbursement	$7.3	$7.0
Recognition of deferred revenue related to up-front payments	2.1	2.2

Total aflibercept	9.4	9.2

Antibody:
Regeneron expense reimbursement	29.5
Recognition of deferred revenue related to up-front payment	2.6
Recognition of revenue related to VelociGene® agreement	0.5

Total antibody	32.6

Total sanofi-aventis contract research & development revenue	$42.0	$9.2

     Sanofi-aventis’ reimbursement of Regeneron’s aflibercept expenses increased in the third quarter of 2008 compared to the same period in 2007, primarily due to higher clinical development costs and higher costs related to manufacturing aflibercept clinical supplies. Recognition of deferred revenue related to sanofi-aventis’ up-front aflibercept payments decreased in the third quarter of 2008 compared to the same period in 2007 due to an extension of the estimated performance period over which this deferred revenue is being recognized. As of September 30, 2008, $54.9 million of the original $105.0 million of up-front payments related to aflibercept was deferred and will be recognized as revenue in future periods.

     In the third quarter of 2008, sanofi-aventis’ reimbursement of Regeneron’s antibody expenses consisted of $24.1 million under the discovery agreement and $5.4 million of development costs related to REGN88 under the license agreement. Recognition of deferred revenue under the antibody collaboration related to sanofi-aventis’ $85.0 million up-front payment. As of September 30, 2008, $76.2 million of this up-front payment was deferred and will be recognized as revenue in future periods.
     In connection with our VEGF Trap-Eye collaboration with Bayer HealthCare, through September 30, 2007, all payments received from Bayer HealthCare, including a $75.0 million non-refundable, up-front payment, a $20.0 million milestone payment (which was received in August 2007 and not considered substantive), and cost sharing reimbursements were fully deferred and included in deferred revenue. Effective in the fourth quarter of 2007, we determined the appropriate accounting policy for payments from Bayer HealthCare and commenced recognizing previously deferred payments and cost-sharing of our and Bayer HealthCare’s 2007 VEGF Trap-Eye development expenses in our Statement of Operations through a cumulative catch-up. The $75.0 million non-refundable, up-front license payment and the $20.0 million milestone payment are being recognized as contract research and development revenue over the related estimated performance period in accordance with SAB 104 and EITF 00-21. In periods when we recognize VEGF Trap-Eye development expenses that we incur under the collaboration, we also recognize, as contract research and development revenue, the portion of those VEGF Trap-Eye development expenses that is reimbursable from Bayer HealthCare. In periods when Bayer HealthCare incurs agreed upon VEGF Trap-Eye development expenses that benefit the collaboration and Regeneron, we also recognize, as additional research and development expense, the portion of Bayer HealthCare’s VEGF Trap-Eye development expenses that we are obligated to reimburse. In the third quarter of 2008, we recognized contract research and development revenue of $9.0 million from Bayer HealthCare, consisting of (i) $3.3 million related to the $75.0 million up-front payment and the $20.0 million milestone payment, and (ii) $5.7 million related to the portion of our third quarter 2008 VEGF Trap-Eye development expenses that is reimbursable from Bayer HealthCare. As of September 30, 2008, $69.2 million of the up-front and milestone payments was deferred and will be recognized as revenue in future periods.
     Other contract research and development revenue includes $1.2 million and $2.2 million, respectively, recognized in the third quarters of 2008 and 2007 in connection with our five-year grant from the NIH, which we were awarded in September 2006 as part of the NIH’s Knockout Mouse Project.
     In connection with our VelocImmune® license agreements with AstraZeneca and Astellas, each of the $20.0 million annual non-refundable payments is deferred upon receipt and recognized as revenue ratably over approximately the ensuing year of each agreement. In both the third quarter of 2008 and 2007 we recognized $10.0 million of technology licensing revenue related to these agreements.
     As described above, during the three months ended September 30, 2008, we recognized as revenue $2.7 million of ARCALYST® (rilonacept) net product sales.

Expenses:
     Total operating expenses increased to $85.5 million in the third quarter of 2008 from $61.0 million in the same period of 2007. Our average headcount increased to 851 in the third quarter of 2008 from 639 in the same period of 2007 primarily as a result of the Company’s expanding research and development activities which are primarily attributable to the Company’s antibody collaboration with sanofi-aventis.
     Operating expenses in the third quarter of 2008 and 2007 include a total of $8.2 million and $7.0 million, respectively, of non-cash compensation expense related to employee stock option and restricted stock awards (Non-cash Compensation Expense), as detailed below:

	For the three months ended September 30, 2008
	Expenses before
	inclusion of
	Non-cash	Non-cash
	Compensation	Compensation	Expenses as
Expenses	Expense	Expense	Reported
(In millions)
Research and development	$68.8	$5.0	$73.8
Selling, general, and administrative	8.2	3.2	11.4
Cost of goods sold	0.3		0.3

Total operating expenses	$77.3	$8.2	$85.5

	For the three months ended September 30, 2007
	Expenses before
	inclusion of
	Non-cash	Non-cash
	Compensation	Compensation	Expenses as
Expenses	Expense	Expense	Reported
(In millions)
Research and development	$47.6	$4.1	$51.7
Selling, general, and administrative	6.4	2.9	9.3

Total operating expenses	$54.0	$7.0	$61.0

Research and Development Expenses:
     Research and development expenses increased to $73.8 million in the third quarter of 2008 from $51.7 million in the same period of 2007. The following table summarizes the major categories of our research and development expenses for the three months ended September 30, 2008 and 2007:

	For the three months ended September 30,
			Increase
Research and development expenses	2008	2007	(Decrease)
(In millions)
Payroll and benefits (1)	$22.5	$15.2	$7.3
Clinical trial expenses	14.7	12.9	1.8
Clinical manufacturing costs (2)	13.8	11.9	1.9
Research and preclinical development costs	8.7	5.8	2.9
Occupancy and other operating costs	10.5	5.9	4.6
Cost-sharing of Bayer HealthCare VEGF Trap-Eye development expenses (3)	3.6		3.6

Total research and development expenses	$73.8	$51.7	$22.1

(1)	Includes $4.3 million and $3.4 million of Non-cash Compensation Expense for the three months ended September 30, 2008 and 2007, respectively.

(2)	Represents the full cost of manufacturing drug for use in research, preclinical development, and clinical trials, including related payroll and benefits, Non-cash Compensation Expense, manufacturing materials and supplies, depreciation, and occupancy costs of our Rensselaer manufacturing facility. Includes $0.7 million of Non-cash Compensation Expense for both the three months ended September 30, 2008 and 2007.

(3)	Under our collaboration with Bayer HealthCare, in periods when Bayer HealthCare incurs VEGF Trap-Eye development expenses, we also recognize, as additional research and development expense, the portion of its VEGF Trap-Eye development expenses that we are obligated to reimburse. Bayer HealthCare provides us with estimated VEGF Trap-Eye development expenses for the most recent interim fiscal quarter. Bayer HealthCare’s estimate is reconciled to its actual expenses for such quarter in the subsequent interim quarter and our portion of its VEGF Trap-Eye development expenses that we are obligated to reimburse is adjusted accordingly. In the fourth quarter of 2007, we commenced recognizing cost-sharing of our and Bayer Healthcare’s VEGF Trap-Eye development expenses.
     Payroll and benefits increased principally due to the increase in employee headcount, as described above. Clinical trial expenses increased due primarily to higher costs related to our clinical development programs for (i) ARCALYST, which includes our Phase 2 gout flare prevention clinical study, (ii) monoclonal antibodies, which includes REGN88 as well as clinical-related preparatory activities for the Dll4 antibody, and (iii) VEGF Trap-Eye, which includes our VIEW 1 trial in wet AMD. Clinical manufacturing costs increased due primarily to higher expenses related to VEGF Trap-Eye and monoclonal antibodies, including REGN88. These increases were partially offset by a reduction in manufacturing costs associated with ARCALYST. Research and preclinical development costs increased primarily due to higher costs associated with our antibody programs. Occupancy and other operating costs increased principally as a result of our higher headcount and our expanded research and development activities.
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

	For the three months ended
	September 30,
			Increase
Project Costs	2008	2007	(Decrease)
(In millions)
ARCALYST® (rilonacept)	$9.7	$12.9	$(3.2)
Aflibercept	6.6	5.5	1.1
VEGF Trap-Eye	18.7	14.1	4.6
REGN88	5.4		5.4
Other research programs & unallocated costs	33.4	19.2	14.2

Total research and development expenses	$73.8	$51.7	$22.1

     Drug development and approval in the United States is a multi-step process regulated by the FDA. The process begins with discovery and preclinical evaluation, leading up to the submission of an IND to the FDA which, if successful, allows the opportunity for study in humans, or clinical study, of the potential new drug. Clinical development typically involves three phases of study: Phase 1, 2, and 3. The most significant costs in clinical development are in Phase 3 clinical trials, as they tend to be the longest and largest studies in the drug development process. Following successful completion of Phase 3 clinical trials for a biological product, a biologics license application (or BLA) must be submitted to, and accepted by, the FDA, and the FDA must approve the BLA prior to commercialization of the drug. It is not uncommon for the FDA to request additional data following its review of a BLA, which can significantly increase the drug development timeline and expenses. We may elect either on our own, or at the request of the FDA, to conduct further studies that are referred to as Phase 3B and 4 studies. Phase 3B studies are initiated and either completed or substantially completed while the BLA is under FDA review. These studies are conducted under an IND. Phase 4 studies, also referred to as post-marketing studies, are studies that are initiated and conducted after the FDA has approved a product for marketing. In addition, as discovery research, preclinical development, and clinical programs progress, opportunities to expand development of drug candidates into new disease indications can emerge. We may elect to add such new disease indications to our development efforts (with the approval of our collaborator for joint development programs), thereby extending the period in which we will be developing a product. For example, we, and our collaborators, where applicable, continue to explore further development of ARCALYST® (rilonacept), aflibercept, and VEGF Trap-Eye in different disease indications.
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
Selling, General, and Administrative Expenses:
     Selling, general, and administrative expenses increased to $11.4 million in the third quarter of 2008 from $9.3 million in the same period of 2007. In the third quarter of 2008, we incurred selling expenses of $0.7 million related to ARCALYST for the treatment of CAPS. General and administrative expenses increased in the third quarter of 2008 due to (i) higher compensation expense due primarily to increases in administrative headcount to support our expanded research and development activities, (ii) higher recruitment and related costs associated with expanding our headcount, and (iii) higher administrative facility-related costs.
Cost of goods sold:
     As described above, during the third quarter of 2008, we began recognizing revenue and cost of goods sold from net product sales of ARCALYST® (rilonacept). Cost of goods sold was $0.3 million for the third quarter of 2008.
Other Income and Expense:
     Investment income decreased to $3.7 million in the third quarter of 2008 from $5.8 million in the comparable quarter of 2007, due primarily to lower yields on our cash and marketable securities. In addition, during the third quarter of 2008, deterioration in the credit quality of a marketable security from one issuer subjected us to the risk of not being able to recover the security’s $2.0 million carrying value. As a result, we recognized a $1.7 million charge related to this security, which we considered to be other than temporarily impaired, partially offset by realized gains of $1.0 million on sales of marketable securities during the third quarter of 2008.
     Interest expense of $1.8 million and $3.0 million in the third quarter of 2008 and 2007, respectively, is attributable to our 5.5% Convertible Senior Subordinated Notes due October 17, 2008. During the second and third quarters of 2008, we repurchased a total of $82.5 million in principal amount of these convertible notes for $83.3 million. At September 30, 2008, $117.5 million of the convertible notes remained outstanding and were subsequently repaid in full upon their maturity in October 2008.
Income Tax Expense:
     In the third quarter of 2008, we implemented a tax planning strategy which resulted in the utilization of certain net operating loss carry-forwards for tax purposes that would otherwise have expired over the next several years. As a result, we incurred income tax expense of $3.1 million, which relates to U.S. Federal and New York State alternative minimum tax and includes $0.2 million of interest and penalties.
Nine Months Ended September 30, 2008 and 2007
Net Loss:
     We reported a net loss of $51.2 million, or $0.65 per share (basic and diluted), for the first nine months of 2008 compared to a net loss of $92.5 million, or $1.40 per share (basic and diluted), for the same period of 2007. The decrease in net loss was principally due to revenues earned in the first nine months of 2008 in connection with our antibody collaboration with sanofi-aventis and our VEGF Trap-Eye collaboration with Bayer HealthCare, partially offset by higher research and development expenses.

Revenues:
     Revenues for the nine months ended September 30, 2008 and 2007 consist of the following:

(In millions)	2008	2007
Contract research & development revenue
Sanofi-aventis	$116.3	$34.5
Bayer HealthCare	28.2
Other	5.4	7.4

Total contract research & development revenue	149.9	41.9
Technology licensing revenue	30.0	18.4
Net product sales of ARCALYST® (rilonacept)	2.7

Total revenue	$182.6	$60.3

     We recognize revenue from sanofi-aventis, in connection with our aflibercept and antibody collaborations in accordance with SAB 104 and EITF 00-21, as described above under “Revenues”, for the three months ended September 30, 2008 and 2007.

	Nine months ended
	September 30,
Sanofi-aventis Contract Research & Development Revenue	2008	2007
(In millions)
Aflibercept:
Regeneron expense reimbursement	$29.3	$27.8
Recognition of deferred revenue related to up-front payments	6.2	6.7

Total aflibercept	35.5	34.5

Antibody:
Regeneron expense reimbursement	72.4
Recognition of deferred revenue related to up-front payment	7.9
Recognition of revenue related to VelociGene® agreement	0.5

Total antibody	80.8

Total sanofi-aventis contract research & development revenue	$116.3	$34.5

     Sanofi-aventis’ reimbursement of our aflibercept expenses increased in the first nine months of 2008 compared to the same period in 2007, primarily due to higher clinical development costs and higher costs related to manufacturing aflibercept clinical supplies, partially offset by lower aflibercept preclinical development costs. Recognition of deferred revenue related to sanofi-aventis’ up-front aflibercept payments decreased in the first nine months of 2008 compared to the same period in 2007 due to an extension of the estimated performance period over which this deferred revenue is being recognized.
     In the first nine months of 2008, sanofi-aventis’ reimbursement of Regeneron’s antibody expenses consisted of $56.5 million under the discovery agreement and $15.9 million of development costs related to REGN88, under the license agreement. Recognition of deferred revenue under the antibody collaboration related to sanofi-aventis’ $85.0 million up-front payment.

     In the first nine months of 2008, we recognized contract research and development revenue of $28.2 million from Bayer HealthCare, consisting of (i) $9.9 million related to the $75.0 million up-front payment and the $20.0 million milestone payment, and (ii) $18.3 million related to the portion of our VEGF Trap-Eye development expenses incurred in the first nine months of 2008 that is reimbursable from Bayer HealthCare.
     Other contract research and development revenue includes $3.6 million and $4.5 million recognized in the first nine months of 2008 and 2007, respectively, in connection with our five-year grant from the NIH, which we were awarded in September 2006 as part of the NIH’s Knockout Mouse Project.
     In connection with our VelocImmune® license agreements with AstraZeneca and Astellas, each of the $20.0 million annual, non-refundable payments are deferred upon receipt and recognized as revenue ratably over approximately the ensuing year of each agreement. In the first nine months of 2008 and 2007, we recognized $30.0 million and $18.4 million, respectively, of technology licensing revenue related to these agreements.
     As described above, during the nine months ended September 30, 2008, we recognized as revenue $2.7 million of ARCALYST® (rilonacept) net product sales.
Expenses:
     Total operating expenses increased to $237.9 million in the first nine months of 2008 from $163.2 million in the same period of 2007. Our average headcount increased to 778 in the first nine months of 2008 from 614 in the same period of 2007 primarily as a result of the Company’s expanding research and development activities which are primarily attributable to the Company’s antibody collaboration with sanofi-aventis.
     Operating expenses for the first nine months of 2008 and 2007 include a total of $24.7 million and $20.5 million, respectively, of Non-cash Compensation Expense, as detailed below:

	For the nine months ended September 30, 2008
	Expenses before	Non-cash
	inclusion of Non-cash	Compensation	Expenses as
Expenses	Compensation Expense	Expense	Reported
(In millions)
Research and development	$186.9	$14.8	$201.7
Selling, general, and administrative	26.0	9.9	35.9
Cost of goods sold	0.3		0.3

Total operating expenses	$213.2	$24.7	$237.9

	For the nine months ended September 30, 2007
	Expenses before	Non-cash
	inclusion of Non-cash	Compensation	Expenses as
Expenses	Compensation Expense	Expense	Reported
(In millions)
Research and development	$124.8	$12.0	$136.8
Selling, general, and administrative	17.9	8.5	26.4

Total operating expenses	$142.7	$20.5	$163.2

Research and Development Expenses:
     Research and development expenses increased to $201.7 million in the first nine months of 2008 from $136.8 million in the same period of 2007. The following table summarizes the major categories of our research and development expenses for the nine months ended September 30, 2008 and 2007:

	For the nine months ended September 30,
			Increase
Research and development expenses	2008	2007	(Decrease)
(In millions)
Payroll and benefits (1)	$61.4	$43.3	$18.1
Clinical trial expenses	35.2	24.8	10.4
Clinical manufacturing costs (2)	40.3	33.8	6.5
Research and preclinical development costs	21.6	17.9	3.7
Occupancy and other operating costs	24.2	17.0	7.2
Cost-sharing of Bayer HealthCare VEGF Trap-Eye development expenses (3)	19.0		19.0

Total research and development expenses	$201.7	$136.8	$64.9

(1)	Includes $12.6 million and $9.8 million of Non-cash Compensation Expense for the nine months ended September 30, 2008 and 2007, respectively.

(2)	Represents the full cost of manufacturing drug for use in research, preclinical development, and clinical trials, including related payroll and benefits, Non-cash Compensation Expense, manufacturing materials and supplies, depreciation, and occupancy costs of our Rensselaer manufacturing facility. Includes $2.2 million of Non-cash Compensation Expense for both the nine months ended September 30, 2008 and 2007.

(3)	Under our collaboration with Bayer HealthCare, in periods when Bayer HealthCare incurs VEGF Trap-Eye development expenses, we also recognize, as additional research and development expense, the portion of its VEGF Trap-Eye development expenses that we are obligated to reimburse. Bayer HealthCare provides us with estimated VEGF Trap-Eye development expenses for the most recent interim fiscal quarter. Bayer HealthCare’s estimate is reconciled to its actual expenses for such quarter in the subsequent interim quarter and our portion of its VEGF Trap-Eye development expenses that we are obligated to reimburse is adjusted accordingly. In the fourth quarter of 2007, we commenced recognizing cost-sharing of our and Bayer Healthcare’s VEGF Trap-Eye development expenses.
     Payroll and benefits increased principally due to the increase in employee headcount, as described above. Clinical trial expenses increased due primarily to higher costs related to our clinical development programs for (i) ARCALYST® (rilonacept), which includes our Phase 2 gout flare prevention clinical study, (ii) monoclonal antibodies, which includes REGN88 as well as clinical-related preparatory activities for the Dll4 antibody, and (iii) VEGF Trap-Eye, which includes our VIEW 1 trial in wet AMD. Clinical manufacturing costs increased due primarily to higher expenses related to VEGF Trap-Eye and monoclonal antibodies, including REGN88 and the Dll4 antibody. These increases were partially offset by a reduction in manufacturing costs associated with ARCALYST. Research and preclinical development costs increased primarily due to higher costs associated with our antibody programs. Occupancy and other operating costs increased principally as a result of our higher headcount and our expanded research and development activities.
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

	For the nine months ended September 30,
			Increase
Project Costs	2008	2007	(Decrease)
(In millions)
ARCALYST® (rilonacept)	$24.9	$28.7	$(3.8)
Aflibercept	25.4	23.3	2.1
VEGF Trap-Eye	57.6	28.3	29.3
REGN88	14.7		14.7
Other research programs & unallocated costs	79.1	56.5	22.6

Total research and development expenses	$201.7	$136.8	$64.9

     For the reasons described above under “Research and Development Expenses” for the three months ended September 30, 2008 and 2007, and due to the variability in the costs necessary to develop a product and the uncertainties related to future indications to be studied, the estimated cost and scope of the projects, and our ultimate ability to obtain governmental approval for commercialization, accurate and meaningful estimates of the total cost to bring our product candidates to market are not available. Similarly, we are currently unable to reasonably estimate if our product candidates will generate material product revenues and net cash inflows. In the first quarter of 2008, we received FDA approval for ARCALYST for the treatment of CAPS, a group of rare, inherited auto-inflammatory diseases. These rare diseases affect a very small group of people. As a result, we can not predict whether the commercialization of ARCALYST in CAPS will result in a significant net cash benefit to us.
Selling, General, and Administrative Expenses:
     Selling, general, and administrative expenses increased to $35.9 million in the first nine months of 2008 from $26.4 million in the same period of 2007. In the first nine months of 2008, we incurred $3.6 million of selling expenses related to ARCALYST for the treatment of CAPS. General and administrative expenses increased in the first nine months of 2008 due to (i) higher compensation expense due primarily to increases in administrative headcount to support our expanded research and development activities, (ii) higher recruitment and related costs associated with expanding our headcount, (iii) higher fees for professional services related to various general corporate matters, and (iv) higher administrative facility-related costs.
Cost of Goods Sold:
     As described above, during the third quarter of 2008, we began recognizing revenue and cost of goods sold from net product sales of ARCALYST. Cost of goods sold was $0.3 million for the first nine months of 2008.
Other Income and Expense:
     Investment income decreased to $15.5 million in the first nine months of 2008 from $19.4 million in the same period of 2007, due primarily to lower yields on our cash and marketable securities. In addition, during the nine months ended September 30, 2008, deterioration in the credit quality of marketable securities from two issuers subjected us to the risk of not being able to recover the securities’ $2.8 million carrying value. As a result, we recognized charges of $2.3 million related to these securities, which we considered to be other than temporarily impaired, partially offset by realized gains of $1.1 million on sales of marketable securities during the first nine months of 2008.
     Interest expense of $7.5 million and $9.0 million for the first nine months of 2008 and 2007, respectively, is attributable to our 5.5% Convertible Senior Subordinated Notes due October 17, 2008. In the first nine months of 2008, we repurchased a total of $82.5 million in principal amount of these convertible notes for $83.3 million. In connection with the repurchases, we recognized a $0.9 million loss on early extinguishment of debt, representing the premium paid on the notes plus related unamortized debt issuance costs. At September 30, 2008, $117.5 million of the convertible notes remained outstanding and were subsequently repaid in full upon their maturity in October 2008.
Income Tax Expense
     In the third quarter of 2008, we implemented a tax planning strategy which resulted in the utilization of certain net operating loss carry-forwards for tax purposes that would otherwise have expired over the next several years. As a result, we incurred income tax expense of $3.1 million, which relates to U.S. Federal and New York State alternative minimum tax and includes $0.2 million of interest and penalties.
Accounting for Fair Value of Financial Assets
     We consider our marketable securities, which consist primarily of U.S. government, corporate, and asset-backed securities, to be “available-for-sale,” as defined by SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. These assets are carried at fair value and the unrealized gains and losses are included in other accumulated comprehensive income (loss) as a separate component of stockholders’ equity. If the decline in the value of a marketable security in our investment portfolio is deemed to be other-than-temporary, we write down the security to its current fair value and recognize a loss that is charged against income.
     On a quarterly basis, we review our portfolio of marketable securities, using both quantitative and qualitative factors, to determine if declines in fair value below cost are other-than-temporary. Such factors include the length of time and the extent to which market value has been less than cost, financial condition and near-term prospects of the issuer, recommendations of investment advisors, and forecasts of economic, market, or industry trends. This review process also includes an evaluation of our ability and intent to hold individual securities until they mature or their full cost can be recovered. This review is subjective and requires a high degree of judgment.
     As a result of our quarterly reviews of our marketable securities portfolio, during the three and nine months ended September 30, 2008, we recorded charges for other-than-temporary impairment of our marketable securities totaling $1.7 million and $2.3 million, respectively. However, the current economic environment, the deterioration in the credit quality of some of the issuers of securities that we hold, and the recent volatility of securities markets increase the risk that there may be further declines in the market value of marketable securities in our investment portfolio and that such declines may result in additional charges against income in future periods for other-than-temporary impairments, and such amounts may be material.
     In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. We adopted the provisions of SFAS 157 as of January 1, 2008, for financial instruments. Although the adoption of SFAS 157 did not materially impact our financial condition, results of operations, or cash flows, we are now required to provide additional disclosures as part of our financial statements. In addition, in October 2008, the FASB issued FASB Staff Position (FSP) 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS 157 in a market that is not active. FSP 157-3 also reaffirms the notion of fair value as an exit price as of the measurement date. FSP 157-3 was effective upon issuance for financial statements that have not yet been issued. We adopted FSP 157-3 for the quarter ended September 30, 2008.
     SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The three tiers are Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. We have determined that the provisions of SFAS 157 are applicable to our marketable securities, which totaled $376.5 million as of September 30, 2008. At September 30, 2008, less than 1% of our marketable securities represented Level 3 assets.
     Changes in Level 3 marketable securities during the nine months ended September 30, 2008 were as follows:

Level 3
marketable
(In millions)	securities
Balance January 1, 2008	$7.9
Settlements	(8.0)
Realized gain	0.9
Impairments	(0.5)

Balance September 30, 2008	$0.3

     During the nine months ended September 30, 2008, there were no transfers of marketable securities between Level 2 and Level 3 classifications. We had no Level 1 marketable securities during the first nine months of 2008.
     Our methods for valuing our marketable securities are described in Note 5 to our condensed financial statements included in this Quarterly Report on Form 10-Q. With respect to valuations received from our investment advisors for pricing our Level 2 marketable securities, we review our investment advisors’ policies and procedures for valuation and we independently test a sample of the valuations received using an alternative third-party vendor. For valuations that we determine for our Level 3 marketable securities, we regularly monitor these securities and adjust their valuations as deemed appropriate based on the facts and circumstances.
Liquidity and Capital Resources
     Since our inception in 1988, we have financed our operations primarily through offerings of our equity securities, a private placement of convertible debt, purchases of our equity securities by our collaborators, including sanofi-aventis, revenue earned under our past and present research and development and contract manufacturing agreements, including our agreements with sanofi-aventis and Bayer HealthCare, technology licensing agreements, ARCALYST® (rilonacept) product revenue, and investment income.
Nine months ended September 30, 2008 and 2007
     At September 30, 2008, we had $692.9 million in cash, cash equivalents, restricted cash, and marketable securities compared with $846.3 million at December 31, 2007. In February and June 2008, we received $20.0 million annual, non-refundable payments in connection with our non-exclusive license agreements with AstraZeneca and Astellas, respectively.
Cash Used in Operations:
     Net cash used in operations was $53.2 million in the first nine months of 2008 compared to $23.4 million in the first nine months of 2007. Our net losses of $51.2 million in the first nine months of 2008 and $92.5 million in the first nine months of 2007 included $24.7 million and $20.5 million, respectively, of Non-cash Compensation Expense.
     At September 30, 2008, accounts receivable increased by $23.9 million, compared to end-of-year 2007, primarily due to a higher receivable balance related to our antibody collaboration with sanofi-aventis. Also, our deferred revenue balances at September 30, 2008 decreased by $10.1 million, compared to end-of-year 2007, primarily due to the amortization of previously received deferred payments under our collaborations with sanofi-aventis and Bayer HealthCare. This decrease was partly offset by (i) the receipt of the $20.0 million payments from AstraZeneca and Astella, as described above, which were deferred and are being recognized ratably over the ensuing year, and (ii) deferral of $3.8 million of ARCALYST net product sales at September 30, 2008, as described above.
     At September 30, 2007, our deferred revenue balances increased by $46.8 million, compared to end-of-year 2006, due, in part, to the initial $20.0 million up-front payments received from each of AstraZeneca and Astellas. These up-front payments have been recognized as revenue ratably over approximately the ensuing year of each non-exclusive license agreement. In addition, for the first nine months of 2007, the $20.0 million development milestone payment received from Bayer HealthCare in August 2007 and reimbursements from Bayer HealthCare of our 2007 VEGF Trap-Eye development expenses, totaling $12.9 million, were fully deferred and included in deferred revenue for financial statement purposes, as described above.

Cash Used in Investing Activities:
     Net cash used in investing activities was $53.9 million in the first nine months of 2008, compared to $122.2 million in the same period of 2007, due primarily to a decrease in purchases of marketable securities net of sales or maturities. In the first nine months of 2008, purchases of marketable securities exceeded sales or maturities by $34.7 million, whereas in the first nine months of 2007, purchases of marketable securities exceeded sales or maturities by $114.5 million. In addition, cash used for capital expenditures totaled $19.1 million in the first nine months of 2008, partly in connection with expanding our manufacturing capacity at our Rensselaer, New York facilities and tenant improvements and related costs in connection with our new Tarrytown operating lease.
Cash (Used in) Provided by Financing Activities:
     Cash used in financing activities was $77.1 million in the first nine months of 2008 compared to cash provided by financing activities of $5.2 million in the same period of 2007. In the first nine months of 2008, the Company repurchased $82.5 million in principal amount of our convertible senior subordinated notes for $83.3 million.
Velocigene® Agreement with the sanofi-aventis Group
     As described above, in August 2008, we entered into an agreement with sanofi-aventis to use our proprietary VelociGene technology platform to supply sanofi-aventis with genetically modified mammalian models of gene function and disease. The agreement provides provisions for minimum annual order quantities for the term of the agreement, which extends through December 2012, for which we expect to receive payments totaling a minimum of $21.5 million.
Capital Expenditures:
     Our additions to property, plant, and equipment totaled $22.5 million and $7.9 million for the first nine months of 2008 and 2007, respectively. During the remainder of 2008, we expect to incur approximately $20 to $30 million in capital expenditures primarily in connection with expanding our manufacturing capacity at our Rensselaer facilities and tenant improvements and related costs in connection with our new Tarrytown operating lease. We expect that approximately $15 million of projected 2008 Tarrytown tenant improvement costs will be reimbursed by our landlord in connection with our new operating lease. We currently anticipate that other 2008 capital expenditures will be funded from our existing capital resources.
Convertible Debt:
     In 2001, we issued $200.0 million aggregate principal amount of convertible senior subordinated notes, which bear interest at 5.5% per annum, payable semi-annually, and mature in October 2008. During the first nine months of 2008, we repurchased $82.5 million in principal amount of our notes for $83.3 million. The remaining $117.5 million of outstanding convertible notes were repaid in full upon their maturity in October 2008.

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
     In July 2008, we and Cellectis also entered into a Subscription Agreement pursuant to which we would purchase 368,301 ordinary shares of Cellectis at a price of EUR 8.63 per share (which is equivalent to $12.15 at the September 30th EUR exchange rate). The purchase was contingent upon approval by the board of directors of Cellectis and by the shareholders of Cellectis. Such approval was obtained on October 30, 2008, and our purchase of the Cellectis shares will be completed in early November 2008.
Amendment to Operating Lease — Tarrytown, New York Facilities:
     We currently lease approximately 248,000 square feet of laboratory and office facilities in Tarrytown, New York. In December 2006, we entered into a new operating lease agreement (as amended in October 2007) to lease approximately 257,000 square feet of laboratory and office space at our current Tarrytown location, which includes approximately 27,000 square feet that would be retained from our current space and approximately 230,000 square feet in new facilities that are currently under construction and expected to be completed in mid-2009. In September 2008, we amended the operating lease agreement to increase the amount of retained space we will lease from approximately 27,000 square feet to approximately 118,000 square feet, for an amended total under the new lease of approximately 348,000 square feet. The term of the lease commenced effective June 2008 and will expire in June 2024. Other terms and conditions, as previously described in our Annual Report on Form 10-K for the year ended December 31, 2007, remain unchanged.
Funding Requirements:
     We expect to continue to incur substantial funding requirements primarily for research and development activities (including preclinical and clinical testing). Before taking into account reimbursements from collaborators and repayment of our remaining outstanding convertible debt in October 2008, as described above, and exclusive of product revenues and costs in connection with ARCALYST® (rilonacept) for the treatment of CAPS, we currently anticipate that approximately 55-65% of our expenditures for 2008 will be directed toward the preclinical and clinical development of product candidates, including ARCALYST in other indications, aflibercept, VEGF Trap-Eye, and monoclonal antibodies (including REGN88 and the Dll4 antibody); approximately 15-20% of our expenditures for 2008 will be applied to our basic research and early preclinical activities, and the remainder of our expenditures for 2008 will be used for the continued development of our novel technology platforms, capital expenditures, and general corporate purposes.

     We currently anticipate that in 2008 the commercialization of ARCALYST® (rilonacept) for the treatment of CAPS will not materially enhance or otherwise materially impact our cash flows.
     In connection with the amendment to our new operating lease agreement on our Tarrytown facilities, as described above, our funding requirements for operating leases, previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, will increase for (1) the two-year period beginning January 1, 2009, from $24.6 million to $27.5 million, (2) for the two-year period beginning January 1, 2011, from $29.7 million to $35.2 million, and (3) for fiscal years beginning January 1, 2013 and thereafter, from $193.6 million to $230.3 million.
     The amount we need to fund our operations will depend on various factors, including the status of competitive products, sales of ARCALYST, the success of our research and development programs, the potential future need to expand our professional and support staff and facilities, the status of patents and other intellectual property rights, the delay or failure of a clinical trial of any of our potential drug candidates, and the continuation, extent, and success of our collaborations with sanofi-aventis and Bayer HealthCare. Clinical trial costs are dependent, among other things, on the size and duration of trials, fees charged for services provided by clinical trial investigators and other third parties, the costs for manufacturing the product candidate for use in the trials, and for supplies, laboratory tests, and other expenses. The amount of funding that will be required for our clinical programs depends upon the results of our research and preclinical programs and early-stage clinical trials, regulatory requirements, the duration and results of clinical trials underway and of additional clinical trials that we decide to initiate, and the various factors that affect the cost of each trial as described above. Currently we are required to remit royalties on product sales of ARCALYST for the treatment of CAPS. In the future, if we are able to successfully develop, market, and sell ARCALYST for other indications or certain of our product candidates, we may be required to pay royalties or otherwise share the profits generated on such sales in connection with our collaboration and licensing agreements.
     We expect that expenses related to the filing, prosecution, defense, and enforcement of patent and other intellectual property claims will continue to be substantial as a result of patent filings and prosecutions in the United States and foreign countries.
     We believe that our existing capital resources, including funding we are entitled to receive under our collaboration and licensing agreements, will enable us to meet operating needs through at least 2012. However, this is a forward-looking statement based on our current operating plan, and there may be a change in projected revenues or expenses that would lead to our capital being consumed significantly before such time. If there is insufficient capital to fund all of our planned operations and activities, we believe we would prioritize available capital to fund the continued commercialization of ARCALYST and the cost of selected preclinical and clinical development of our product candidates.
     Other than letters of credit totaling $1.7 million, including a $1.6 million letter of credit issued to our landlord in connection with our new operating lease for facilities in Tarrytown, New York, we have no off-balance sheet arrangements. In addition, we do not guarantee the obligations of any other entity. As of September 30, 2008, we had no established banking arrangements through which we could obtain short-term financing or a line of credit. In the event we need additional financing for the operation of our business, we will consider collaborative arrangements and additional public or private financing, including additional equity financing. Factors influencing the availability of additional financing include our progress in product development, investor perception of our prospects, and the general condition of the financial markets. We may not be able to secure the necessary funding through new collaborative arrangements or additional public or private offerings. If we cannot raise adequate funds to satisfy our capital requirements, we may have to delay, scale-back, or eliminate certain of our research and development activities or future operations. This could materially harm our business.
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

     In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. Any effect of applying the provisions of SFAS 162 shall be reported as a change in accounting principle in accordance with SFAS 154, Accounting Changes and Error Corrections. SFAS 162 is effective November 15, 2008. Our management does not anticipate that the adoption of SFAS 162 will have a material impact on our financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk:
     Our earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from our investment of available cash balances in U.S. government securities, corporate, and asset-backed securities. We do not believe we are materially exposed to changes in interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We estimated that a one percent unfavorable change in interest rates would result in approximately a $1.7 million and $2.2 million decrease in the fair value of our investment portfolio at September 30, 2008 and 2007, respectively. The decrease in the potential impact of an interest rate change at September 30, 2008 compared to September 30, 2007 is due primarily to decreases in our investment portfolio’s duration at the end of September 30, 2008 versus September 30, 2007.
Credit Quality Risk:
     We have an investment policy that includes guidelines on acceptable investment securities, minimum credit quality, maturity parameters, and concentration and diversification. Nonetheless, deterioration of the credit quality of an investment security subsequent to purchase may subject us to the risk of not being able to recover the full principal value of the security. In the second half of 2007, we recognized a $5.9 million charge related to marketable securities from two issuers which we considered to be other than temporarily impaired in value. In the first nine months of 2008, an additional $0.5 million impairment charge was recognized related to one of these securities and a $1.7 million charge was recognized related to another marketable security which we considered to be other than temporarily impaired in value.
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
     There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     From inception on January 8, 1988 through September 30, 2008, we had a cumulative loss of $844.4 million. If we continue to incur operating losses and fail to become a profitable company, we may be unable to continue our operations. In the absence of substantial revenue from the sale of products or other sources, the amount, timing, nature or source of which cannot be predicted, our losses will continue as we conduct our research and development activities.
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
The value of our marketable securities is influenced by varying economic and market conditions, and a decrease in their value may result in recognition of a loss charged against income.
     We have invested available cash balances primarily in U.S. government, corporate, and asset-backed securities, which we consider to be “available-for-sale,” as defined by SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. Marketable securities totaled $376.5 million, and represented 46% of our total assets at September 30, 2008. These assets are carried at fair value and the unrealized gains and losses are included in other accumulated comprehensive income (loss) as a separate component of stockholders’ equity. If the decline in the value of a marketable security in our investment portfolio is deemed to be other-than-temporary, we write down the security to its current fair value and recognize a loss that is charged against income.
     On a quarterly basis, we review our portfolio of marketable securities, using both quantitative and qualitative factors, to determine if declines in fair value below cost are other-than-temporary. Such factors include the length of time and the extent to which market value has been less than cost, financial condition and near-term prospects of the issuer, recommendations of investment advisors, and forecasts of economic, market, or industry trends. This review process also includes an evaluation of our ability and intent to hold individual securities until they mature or their full cost can be recovered. This review is subjective and requires a high degree of judgment.
     As a result of our quarterly reviews of our marketable securities portfolio, during the nine months ended September 30, 2008, we recorded charges for other-than-temporary impairment of our marketable securities totaling $2.3 million. However, the current economic environment, the deterioration in the credit quality of some of the issuers of securities that we hold, and the recent volatility of securities markets increase the risk that there may be further declines in the market value of marketable securities in our investment portfolio and that such declines may result in additional charges against income in future periods for other-than-temporary impairments, and such amounts may be material.
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
     We are studying aflibercept, VEGF Trap-Eye, ARCALYST® (rilonacept), and REGN88 in a wide variety of indications. We are studying aflibercept in a variety of cancer settings, VEGF Trap-Eye in different eye diseases and ophthalmologic indications, ARCALYST in a variety of systemic inflammatory disorders, and REGN88 in a phase 1 rheumatoid arthritis trial. Many of these current trials are exploratory studies designed to identify what diseases and uses, if any, are best suited for our product candidates. It is likely that our product candidates will not demonstrate the requisite efficacy and/or safety profile to support continued development for most of the indications that are being, or are planned to be, studied. In fact, our product candidates may not demonstrate the requisite efficacy and safety profile to support the continued development for any of the indications or uses.
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
     We have tested ARCALYST® (rilonacept) in only a small number of patients with CAPS. As more patients begin to use our product and as we test it in new disease settings, new risks and side effects associated with ARCALYST may be discovered, and risks previously viewed as inconsequential could be determined to be significant. Like cytokine antagonists such as Kineret® (Amgen, Inc.), Enbrel® (Immunex Corporation), and Remicade® (Centocor, Inc.), ARCALYST affects the immune defense system of the body by blocking some of its functions. Therefore, ARCALYST may interfere with the body’s ability to fight infections. Treatment with Kineret® (Amgen), a medication that works through the inhibition of IL-1, has been associated with an increased risk of serious infections, and serious, life threatening infections have been reported in patients taking ARCALYST. These or other complications or side effects could cause regulatory authorities to revoke approvals of ARCALYST. Alternatively, we may be required to conduct additional clinical trials, make changes in the labeling of our product, or limit or abandon our efforts to develop ARCALYST in new disease settings. These side effects may also result in a reduction, or even the elimination, of sales of ARCALYST in approved indications.
ARCALYST® (rilonacept) and our product candidates in development are recombinant proteins that could cause an immune response, resulting in the creation of harmful or neutralizing antibodies against the therapeutic protein.
     In addition to the safety, efficacy, manufacturing, and regulatory hurdles faced by our product candidates, the administration of recombinant proteins frequently causes an immune response, resulting in the creation of antibodies against the therapeutic protein. The antibodies can have no effect or can totally neutralize the effectiveness of the protein, or require that higher doses be used to obtain a therapeutic effect. In some cases, the antibody can cross react with the patient’s own proteins, resulting in an “auto-immune” type disease. Whether antibodies will be created can often not be predicted from preclinical or clinical experiments, and their detection or appearance is often delayed, so that there can be no assurance that neutralizing antibodies will not be detected at a later date, in some cases even after pivotal clinical trials have been completed. Antibodies directed against the receptor domains of rilonacept were detected in patients with CAPS after treatment with ARCALYST. Nineteen of 55 subjects (35%) who received ARCALYST for at least 6 weeks tested positive for treatment-emerging binding antibodies on at least one occasion. To date, no side effects related to antibodies were observed in these subjects and there were no observed effects on drug efficacy or drug levels. It is possible that as we continue to test aflibercept and VEGF Trap-Eye with more sensitive assays in different patient populations and larger clinical trials, we will find that subjects given aflibercept and VEGF Trap-Eye develop antibodies to these product candidates, and may also experience side effects related to the antibodies, which could adversely impact the development of such candidates.
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
     In recent years, several states and localities, including California, the District of Columbia, Massachussets, Maine, Minnesota, Nevada, New Mexico, Vermont, and West Virginia, have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs, and file periodic reports with the state or make periodic public disclosures on sales, marketing, pricing, clinical trials, and other activities. Similar legislation is being considered in other states. Many of these requirements are new and uncertain, and the penalties for failure to comply with these requirements are unclear. Nonetheless, if we are found not to be in full compliance with these laws, we could face enforcement action and fines and other penalties, and could receive adverse publicity.
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
     We are marketing and selling ARCALYST for the treatment of CAPS ourselves in the United States, primarily through third party service providers. We have no sales or distribution personnel in the United States and have only a small staff with commercial capabilities. We have no sales, marketing, commercial, or distribution capabilities outside the United States. If we are unable to obtain those capabilities, either by developing our own organizations or entering into agreements with service providers, we will not be able to successfully sell our products. In that event, we will not be able to generate significant revenue, even if our product candidates are approved. We cannot guarantee that we will be able to hire the qualified sales and marketing personnel we need or that we will be able to enter into marketing or distribution agreements with third-party providers on acceptable terms, if at all. Under the terms of our collaboration agreement with sanofi-aventis, we currently rely on sanofi-aventis for sales, marketing, and distribution of aflibercept in cancer indications, should it be approved in the future by regulatory authorities for marketing. We will have to rely on a third party or devote significant resources to develop our own sales, marketing, and distribution capabilities for our other product candidates, including VEGF Trap-Eye in the United States, and we may be unsuccessful in developing our own sales, marketing, and distribution organization.
There may be too few patients with CAPS to profitably commercialize ARCALYST® (rilonacept) in this indication.
     Our only approved product is ARCALYST for the treatment of CAPS, a group of rare, inherited auto-inflammatory diseases. These rare diseases affect a very small group of people. The incidence of CAPS has been reported to be approximately 1 in 1,000,000 people in the United States. Although the incidence rate of CAPS in Europe has not been reported, it is known to be a rare set of diseases. As a result, there may be too few patients with CAPS to profitably commercialize ARCALYST in this indication.
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
     The market for eye disease products is also very competitive. Novartis and Genentech are collaborating on the commercialization and further development of a VEGF antibody fragment, ranibizumab (Lucentis®), for the treatment of age-related macular degeneration (wet AMD) and other eye indications that was approved by the FDA in June 2006. Many other companies are working on the development of product candidates for the potential treatment of wet AMD that act by blocking VEGF, VEGF receptors, and through the use of soluble ribonucleic acids (sRNAs) that modulate gene expression. In addition, ophthalmologists are using off-label a third-party reformatted version of Genentech’s approved VEGF antagonist, Avastin®, with success for the treatment of wet AMD. The National Eye Institute has initiated a Phase 3 trial comparing Lucentis® (Genentech) to Avastin® (Genentech) in the treatment of wet AMD. The marketing approval of Lucentis® (Genentech) and the potential off-label use of Avastin® (Genentech) make it more difficult for us to enroll patients in our clinical trials and successfully develop VEGF Trap-Eye. Even if VEGF Trap-Eye is ever approved for sale for the treatment of eye diseases, it may be difficult for our drug to compete against Lucentis® (Genentech), because doctors and patients will have significant experience using this medicine. Moreover, the relatively low cost of therapy with Avastin® (Genentech) in patients with wet AMD presents a further competitive challenge in this indication.

     The availability of highly effective FDA approved TNF-antagonists such as Enbrel® (Immunex), Remicade® (Centocor), and Humira® (Abbott Laboratories), and the IL-1 receptor antagonist Kineret® (Amgen), and other marketed therapies makes it more difficult to successfully develop and commercialize ARCALYST. This is one of the reasons we discontinued the development of ARCALYST in adult rheumatoid arthritis. In addition, even if ARCALYST is ever approved for sale in indications where TNF-antagonists are approved, it will be difficult for our drug to compete against these FDA approved TNF-antagonists because doctors and patients will have significant experience using these effective medicines. Moreover, in such indications these approved therapeutics may offer competitive advantages over ARCALYST, such as requiring fewer injections.
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
     Our product candidates, if commercialized, may be significantly more expensive than traditional drug treatments. For example, we have announced plans to initiate a Phase 3 program studying the use of ARCALYST for the treatment of gout flares in patients initiating urate-lowering drug therapy. Patients suffering from this disease are currently treated with inexpensive therapies, including non-steroidal inflammatory drugs. These existing treatment options are likely to be considerably less expensive and may be preferable to a biologic medication for some patients. Our future revenues and profitability will be adversely affected if United States and foreign governmental, private third-party insurers and payers, and other third-party payers, including Medicare and Medicaid, do not agree to defray or reimburse the cost of our products to the patients. If these entities refuse to provide coverage and reimbursement with respect to our products or provide an insufficient level of coverage and reimbursement, our products may be too costly for many patients to afford them, and physicians may not prescribe them. Many third-party payers cover only selected drugs, making drugs that are not preferred by such payer more expensive for patients, and require prior authorization or failure on another type of treatment before covering a particular drug. Payers may especially impose these obstacles to coverage on higher-priced drugs, as our product candidates are likely to be.
     We market and sell ARCALYST® (rilonacept) in the United States for the treatment of a group of rare genetic disorders called CAPS. There may be too few patients with CAPS to profitably commercialize ARCALYST. Physicians may not prescribe ARCALYST, and CAPS patients may not be able to afford ARCALYST, if third party payers do not agree to reimburse the cost of ARCALYST therapy and this would adversely affect our ability to commercialize ARCALYST profitably.
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
     Since ARCALYST and our product candidates in clinical development, will likely be too expensive for most patients to afford without health insurance coverage, if our products are unable to obtain adequate coverage and reimbursement by third-party payers our ability to successfully commercialize our product candidates may be adversely impacted. Any limitation on the use of our products or any decrease in the price of our products will have a material adverse effect on our ability to achieve profitability.
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
     A small number of our shareholders beneficially own a substantial amount of our common stock. As of September 30, 2008, our five largest shareholders plus Leonard S. Schleifer, M.D.

Ph.D., our Chief Executive Officer, beneficially owned 54.7% of our outstanding shares of Common Stock, assuming, in the case of our Chief Executive Officer, the conversion of his Class A Stock into Common Stock and the exercise of all options held by him which are exercisable within 60 days of September 30, 2008. As of September 30, 2008, sanofi-aventis beneficially owned 14,799,552 shares of Common Stock, representing approximately 19.1% of the shares of Common Stock then outstanding. Under our investor agreement with sanofi-aventis, sanofi-aventis may not sell these shares until December 20, 2012 except under limited circumstances and subject to earlier termination of these restrictions upon the occurrence of certain events. Notwithstanding these restrictions, if sanofi-aventis, or our other significant shareholders or we, sell substantial amounts of our Common Stock in the public market, or the perception that such sales may occur exists, the market price of our Common Stock could fall. Sales of Common Stock by our significant shareholders, including sanofi-aventis, also might make it more difficult for us to raise funds by selling equity or equity-related securities in the future at a time and price that we deem appropriate.
Our existing shareholders may be able to exert significant influence over matters requiring shareholder approval.
     Holders of Class A Stock, who are generally the shareholders who purchased their stock from us before our initial public offering, are entitled to ten votes per share, while holders of Common Stock are entitled to one vote per share. As of September 30, 2008, holders of Class A Stock held 22.6% of the combined voting power of all of Common Stock and Class A Stock then outstanding. These shareholders, if acting together, would be in a position to significantly influence the election of our directors and to effect or prevent certain corporate transactions that require majority or supermajority approval of the combined classes, including mergers and other business combinations. This may result in us taking corporate actions that you may not consider to be in your best interest and may affect the price of our Common Stock. As of September 30, 2008:
•	our current executive officers and directors beneficially owned 12.3% of our outstanding shares of Common Stock, assuming conversion of their Class A Stock into Common Stock and the exercise of all options held by such persons which are exercisable within 60 days of September 30, 2008, and 27.3% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by such persons which are exercisable within 60 days of September 30, 2008; and

•	our five largest shareholders plus Leonard S. Schleifer, M.D., Ph.D., our Chief Executive Officer, beneficially owned 54.7% of our outstanding shares of Common Stock, assuming, in the case of our Chief Executive Officer, the conversion of his Class A Stock into Common Stock and the exercise of all options held by him which are exercisable within 60 days of September 30, 2008. In addition, these six shareholders held 58.6% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by our Chief Executive Officer which are exercisable within 60 days of September 30, 2008.

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

			Total principal	Maximum number of
			amount purchased as	principal amount
	Total principal	Average price	part of publicly	that may yet be
	amount	paid per $1,000	announced plans or	purchased under the
Period	purchased (1)	principal amount	programs	plans or programs
July 1, 2008 to July 31, 2008	$1,150,000	$1,005.00	$1,150,000	$117,503,000

August 1, 2008 to August 31, 2008

September 1, 2008 to September 30, 2008

(1)	In July 2008, through privately negotiated transactions, we repurchased $1,150,000 aggregate principal amount of our 5.5% Convertible Senior Subordinated Notes due October 17, 2008 (the “Notes”). The redemption price was $1,005 per $1,000 principal amount outstanding, plus $13.29 of accrued but unpaid interest per $1,000 principal amount outstanding. As previously disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 4, 2008, our board of directors previously authorized the repurchase of up to the then remaining $150.0 million in outstanding Notes. The remaining $117.5 million of outstanding Notes disclosed in the table above were repaid in full upon their maturity in October 2008.

Item 6. Exhibits
     (a) Exhibits

Exhibit
Number	Description

10.1*	(a)	—	Amended and Restated Non-Exclusive License Agreement, dated as of July 1, 2008 by and between Cellectis, S.A. and Regeneron Pharmaceuticals, Inc.
10.2	(a)	—	Subscription Agreement, dated as of July 1, 2008 by and between Cellectis, S.A. and Regeneron Pharmaceuticals, Inc.
10.3		—	Second Amendment to Lease, by and between BMR-Landmark at Eastview LLC and Regeneron Pharmaceuticals, Inc., effective as of September 30, 2008.
12.1		—	Statement re: computation of ratio of earnings to combined fixed charges.
31.1		—	Certification of CEO pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2		—	Certification of CFO pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32		—	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.
Description:
(a)	Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc., for the quarter ended June 30, 2008, filed August 1, 2008.

*	Portions of this document have been omitted and filed separately with the Commission pursuant to requests for confidential treatment pursuant to Rule 24b-2.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Regeneron Pharmaceuticals, Inc.
Date: November 5, 2008	By:	/s/ Murray A. Goldberg
Murray A. Goldberg
Senior Vice President, Finance & Administration, Chief Financial Officer, Treasurer, and Assistant Secretary (Principal Financial Officer and Duly Authorized Officer)