Form 10-K
period 2008-12-31
REGENERON PHARMACEUTICALS INC
filed 2009-02-26
CIK 872589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

___________________

FORM 10-K
___________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-19034

REGENERON PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

New York	13-3444607
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No)

777 Old Saw Mill River Road, Tarrytown, New York	10591-6707
(Address of principal executive offices)	(Zip code)

(914) 347-7000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock - par value $.001 per share	Nasdaq Global Select Market

Securities registered pursuant to section 12(g) of the Act: None

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☑   No  ☐

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes  ☐   No  ☑

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑   No  ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐   No  ☑

     The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $1,081,564,000, computed by reference to the closing sales price of the stock on NASDAQ on June 30, 2008, the last trading day of the registrant’s most recently completed second fiscal quarter.

     The number of shares outstanding of each of the registrant’s classes of common stock as of February 13, 2009:

Class of Common Stock	Number of Shares
Class A Stock, $.001 par value	2,246,698
Common Stock, $.001 par value	77,730,064

DOCUMENTS INCORPORATED BY REFERENCE:

     Specified portions of the Registrant’s definitive proxy statement to be filed in connection with solicitation of proxies for its 2009 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K. Exhibit index is located on pages 58 to 61 of this filing.

PART I

ITEM 1. BUSINESS

     This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties relating to future events and the future financial performance of Regeneron Pharmaceuticals, Inc., and actual events or results may differ materially. These statements concern, among other things, the possible success and therapeutic applications of our product candidates and research programs, the commercial success of our marketed product, the timing and nature of the clinical and research programs now underway or planned, and the future sources and uses of capital and our financial needs. These statements are made by us based on management’s current beliefs and judgment. In evaluating such statements, stockholders and potential investors should specifically consider the various factors identified under the caption “Risk Factors” which could cause actual results to differ materially from those indicated by such forward-looking statements. We do not undertake any obligation to update publicly any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law.

General

     Regeneron Pharmaceuticals, Inc. is a biopharmaceutical company that discovers, develops, and commercializes pharmaceutical products for the treatment of serious medical conditions. We currently have one marketed product: ARCALYST® (rilonacept) Injection for Subcutaneous Use, which is now available for prescription in the United States for the treatment of Cryopyrin-Associated Periodic Syndromes (CAPS), including Familial Cold Auto-inflammatory Syndrome (FCAS) and Muckle-Wells Syndrome (MWS) in adults and children 12 and older. We also have six clinical development programs, including three late-stage clinical programs. Our late stage programs are aflibercept (VEGF Trap), which is being developed in oncology in collaboration with the sanofi-aventis Group, VEGF Trap-Eye, which is being developed in eye diseases using intraocular delivery in collaboration with Bayer HealthCare LLC, and ARCALYST which is being developed for the treatment of gout. Our earlier stage clinical programs are REGN88, an antibody to the interleukin-6 receptor (IL-6R), which is being developed in rheumatoid arthritis, REGN421, an antibody to Delta-like ligand-4 (Dll4), which is being developed in oncology, and REGN475, an antibody to Nerve Growth Factor (NGF), which is being developed for the treatment of pain. All three of these antibodies are being developed in collaboration with sanofi-aventis.

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

     We believe that our ability to develop product candidates is enhanced by the application of our VelociSuite™ technology platforms. Our discovery platforms are designed to identify specific genes of therapeutic interest for a particular disease or cell type and validate targets through high-throughput production of mammalian models. Our human monoclonal antibody technology (VelocImmune®) and cell line expression technologies may then be utilized to design and produce new product candidates directed against the disease target. Our first three antibody product candidates currently in clinical trials were developed using VelocImmune. Over the course of the next several years, we plan to advance an average of two to three new antibody product candidates into clinical development each year. We continue to invest in the development of enabling technologies to assist in our efforts to identify, develop, and commercialize new product candidates.

Commercial Product:

ARCALYST® (rilonacept) – Cryopyrin-Associated Periodic Syndromes (CAPS)

     In February 2008, we received marketing approval from the U.S. Food and Drug Administration (FDA) for ARCALYST® (rilonacept) Injection for Subcutaneous Use for the treatment of Cryopyrin-Associated Periodic Syndromes (CAPS), including Familial Cold Auto-inflammatory Syndrome (FCAS) and Muckle-Wells Syndrome (MWS) in adults and children 12 and older. We shipped $10.7 million of ARCALYST to our distributors in 2008. ARCALYST is a protein-based product designed to bind the interleukin-1 (called IL-1) cytokine and prevent its interaction with cell surface receptors. ARCALYST is the only therapy approved in the United States for patients with CAPS, a group of rare, inherited, auto-inflammatory conditions characterized by life-long, recurrent symptoms of rash, fever/chills, joint pain, eye redness/pain, and fatigue. Intermittent, disruptive exacerbations or flares can be triggered at any time by exposure to cooling temperatures, stress, exercise, or other unknown stimuli. CAPS is caused by a range of mutations in the gene NLRP3 (formerly known as CIAS1) which encodes a protein named cryopyrin. In addition to FCAS and MWS, CAPS includes Neonatal Onset Multisystem Inflammatory Disease (NOMID). ARCALYST has not been studied for the treatment of NOMID.

     In March 2008, ARCALYST became available for prescription in the United States and we transitioned the patients who participated in the CAPS pivotal study from clinical study drug to commercial supplies. In 2009, we expect to ship $20-24 million of ARCALYST to our U.S. distributors. In July 2008, we submitted a Marketing Authorization Application (MAA) to the European Medicines Agency (EMEA) for ARCALYST for the treatment of CAPS in the European Union.

Clinical Programs:

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

     Aflibercept is being developed globally in cancer indications in collaboration with sanofi-aventis. We and sanofi-aventis are enrolling patients in four Phase 3 trials that combine aflibercept with standard chemotherapy regimens for the treatment of cancer. One trial is evaluating aflibercept as a 2nd line treatment for metastatic colorectal cancer (the VELOUR study) in combination with FOLFIRI (folinic acid (leucovorin), 5-fluorouracil, and irinotecan). A second trial is evaluating aflibercept as a 1st line treatment for metastatic pancreatic cancer in combination with gemcitabine (the VANILLA study). A third trial is evaluating aflibercept as a 1st line treatment for metastatic androgen independent prostate cancer in combination with docetaxel/prednisone (the VENICE study). The fourth trial is evaluating aflibercept as a 2nd line treatment for metastatic non-small cell lung cancer in combination with docetaxel (the VITAL study). All four trials are studying the current standard of chemotherapy care for the cancer being studied with and without aflibercept. As of February 2009, each of the four Phase 3 trials was over one-third enrolled, and initial data from the Phase 3 program is expected in 2010. In addition, a Phase 2 study of aflibercept in 1st-line metastatic colorectal cancer in combination with folinic acid (leucovorin), 5-fluorouracil, and oxaliplatin (the AFFIRM study) began recruiting patients in January 2009.

     Aflibercept is also being studied in a Phase 2 single-agent study in advanced ovarian cancer (AOC) patients with symptomatic malignant ascites (SMA). This trial is now fully enrolled and we expect to have initial data from this trial by mid-2009. The FDA has granted Fast Track designation to aflibercept for the treatment of SMA.

     In addition, multiple exploratory studies are being conducted in conjunction with the National Cancer Institute (NCI) Cancer Therapy Evaluation Program (CTEP) evaluating aflibercept as a single agent or in combination with chemotherapy regimens in a variety of cancer indications.

Aflibercept Collaboration with the sanofi-aventis Group

     In September 2003, we entered into a collaboration agreement with Aventis Pharmaceuticals, Inc. (predecessor to sanofi-aventis U.S.) to collaborate on the development and commercialization of aflibercept in all countries other than Japan, where we retained the exclusive right to develop and commercialize aflibercept. In January 2005, we and sanofi-aventis amended the collaboration agreement to exclude, from the scope of the collaboration, the development and commercialization of aflibercept for intraocular delivery to the eye. In December 2005, we and sanofi-aventis amended our collaboration agreement to expand the territory in which the companies are collaborating on the development of aflibercept to include Japan. Under the collaboration agreement, as amended, we and sanofi-aventis will share co-promotion rights and profits on sales, if any, of aflibercept outside of Japan for disease indications included in our collaboration. In Japan, we are entitled to a royalty of approximately 35% on annual sales of aflibercept, subject to certain potential adjustments. We may also receive up to $400 million in milestone payments upon receipt of specified marketing approvals, including up to $360 million in milestone payments related to receipt of marketing approvals for up to eight aflibercept oncology and other indications in the United States or the European Union and up to $40 million related to receipt of marketing approvals for up to five oncology indications in Japan.

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

2. VEGF Trap-Eye – Ophthalmologic Diseases

     VEGF Trap-Eye is a specially purified and formulated form of VEGF Trap for use in intraocular applications. We and Bayer HealthCare are testing VEGF Trap-Eye in a Phase 3 program in patients with the neovascular form of age-related macular degeneration (wet AMD). We and Bayer HealthCare also initiated a Phase 2 study of VEGF Trap-Eye in patients with diabetic macular edema (DME) in late 2008. Wet AMD and diabetic retinopathy (which includes DME) are two of the leading causes of adult blindness in the developed world. In both conditions, severe visual loss is caused by a combination of retinal edema and neovascular proliferation.

     The Phase 3 trials in wet AMD, known as VIEW 1 and VIEW 2 (VEGF Trap: Investigation of Efficacy and Safety in Wet age-related macular degeneration), are comparing VEGF Trap-Eye and ranibizumab (Lucentis®, a registered trademark of Genentech, Inc.), an anti-angiogenic agent approved for use in wet AMD. VIEW 1 is being conducted in North America and VIEW 2 is being conducted in Europe, Asia Pacific, Japan, and Latin America. The VIEW 1 and VIEW 2 trials are both evaluating dosing intervals of four and eight weeks for VEGF Trap-Eye compared with ranibizumab dosed according to its U.S. label every four weeks over the first year. As needed dosing (PRN) with both agents will be evaluated in the second year of the studies. We and Bayer Healthcare expect to complete enrollment of the VIEW 1 and VIEW 2 trials in 2009 and initial data are expected in late 2010.

     In August 2008, we and Bayer HealthCare AG announced the preliminary results of a Phase 2 study in wet AMD which demonstrated that patients treated with VEGF Trap-Eye achieved durable improvements in visual acuity and retinal thickness for up to one year. In September 2008, the complete results of this study, including additional data on reductions in the size of the active choroidal neovascularization membrane (CNV), the active lesion that is the underlying cause of vision loss in patients with wet AMD, were reported at the 2008 annual meeting of the Retina Society.

     In this double-masked Phase 2 trial, patients were initially treated with either fixed monthly or quarterly dosing for 12 weeks and then continued to receive treatment for another 40 weeks on a PRN dosing schedule. Patients receiving monthly doses of VEGF Trap-Eye of either 2.0 or 0.5 milligrams (mg) for 12 weeks followed by PRN dosing achieved mean improvements in visual acuity versus baseline of 9.0 letters (p<0.0001 versus baseline) and 5.4 letters (p<0.085 versus baseline), respectively, at the end of one year. The proportion of patients with vision of 20/40 or better (part of the legal minimum requirement for an unrestricted driver’s license in the U.S.) increased from 23% at baseline to 45% at week 52 in patients initially treated with 2.0 mg monthly and from 16% at baseline to 47% at week 52 in patients initially treated with 0.5 mg monthly. Patients receiving monthly doses of VEGF Trap-Eye of either 2.0 or 0.5 mg also achieved mean decreases in retinal thickness versus baseline of 143 microns (p<0.0001 versus baseline) and 125 microns (p<0.0001 versus baseline) at week 52, respectively.

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

     In this Phase 2 study, treatment with VEGF Trap-Eye was also associated with a reduction in the size of the CNV lesion. Patients initially receiving either a 2.0 mg or 0.5 mg monthly fixed dose of VEGF Trap-Eye for 12 weeks followed by PRN dosing experienced statistically significant 3.41 mm2 and 1.42 mm2 reductions in mean CNV size at 48 weeks (the final one-year analysis endpoint from the independent reading center) versus baseline, respectively. Patients in the 2.0 mg monthly cohort also achieved a statistically significant 1.75 mm2 reduction in total lesion size. A reduction in total lesion size was not seen in the cohort initially dosed with 0.5 mg monthly.

     In this Phase 2 study, VEGF Trap-Eye was generally well tolerated and there were no reported drug-related serious adverse events. There was one reported case of culture-negative endophthalmitis/uveitis in the study eye, which was deemed not to be drug-related. The most commonly reported adverse events were those typically associated with intravitreal injections.

     The recently initiated Phase 2 DME study, known as the DA VINCI study, is a double-masked, randomized, controlled trial that is evaluating four different VEGF Trap-Eye regimens versus laser treatment. The study will be enrolling approximately 200 patients in the U.S., Canada, European Union, and Australia. The patients in the study will be treated for 52 weeks followed by six additional months of safety evaluation. The primary efficacy endpoint is the change in best corrected visual acuity (BCVA) from baseline to week 24.

Collaboration with Bayer HealthCare

     In October 2006, we entered into a collaboration agreement with Bayer HealthCare for the global development and commercialization outside the United States of VEGF Trap-Eye. Under the agreement, we and Bayer HealthCare will collaborate on, and share the costs of, the development of VEGF Trap-Eye through an integrated global plan that encompasses wet AMD, DME, and other diseases and disorders. Bayer HealthCare will market VEGF Trap-Eye outside the United States, where the companies will share equally in profits from any future sales of VEGF Trap-Eye. If VEGF Trap-Eye is granted marketing authorization in a major market country outside the United States, we will be obligated to reimburse Bayer HealthCare for 50% of the development costs that it has incurred under the agreement from our share of the collaboration profits. Within the United States, we retain exclusive commercialization rights to VEGF Trap-Eye and are entitled to all profits from any such sales. We received an up-front payment of $75.0 million from Bayer HealthCare. In 2007, we received a $20.0 million milestone payment from Bayer HealthCare following dosing of the first patient in the Phase 3 study of VEGF Trap-Eye in wet AMD, and can earn up to $90 million in additional development and regulatory milestones related to the development of VEGF Trap-Eye and marketing approvals in major market countries outside the United States. We can also earn up to $135 million in sales milestones if total annual sales of VEGF Trap-Eye outside the United States achieve certain specified levels starting at $200 million.

3. ARCALYST® (rilonacept) – Inflammatory Diseases

     We are evaluating ARCALYST in certain diseases and disorders, in addition to CAPS, where IL-1 may play an important role. In September 2008, we announced the results of a Phase 2 study which evaluated the efficacy and safety of ARCALYST versus placebo in the prevention of gout flares induced by the initiation of urate-lowering drug therapy that is used to control gout. In this 83-patient, double-blind, placebo-controlled study, the mean number of flares per patient over the first 12 weeks of urate-lowering therapy was 0.79 with placebo and 0.15 with ARCALYST (p=0.0011), an 81% reduction. This was the primary endpoint of the study. All secondary endpoints also were met with statistical significance. In the first 12 weeks of treatment, 45.2% of patients treated with placebo experienced a gout flare and, of those, 47.4% had more than one flare. Among patients treated with ARCALYST, only 14.6% experienced a gout flare (p=0.0037 versus placebo) and none had more than one flare. Injection-site reaction was the most commonly reported adverse event with ARCALYST and no serious drug-related adverse events were reported.

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

     We are in the process of initiating a Phase 3 clinical development program with ARCALYST® (rilonacept) for the treatment of gout. Two Phase 3 clinical trials will evaluate ARCALYST versus placebo for the prevention of gout flares in patients initiating urate-lowering drug therapy. We plan to initiate a Phase 3 clinical trial of ARCALYST for acute gout that will evaluate treatment with ARCALYST alone versus ARCALYST in combination with a non-steroidal anti-inflammatory drug (NSAID) versus an NSAID alone. The Phase 3 clinical development program will also include a separate safety study.

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

4. Monoclonal Antibodies

     We and sanofi-aventis are collaborating on the discovery, development, and commercialization of fully human monoclonal antibodies generated using our VelocImmune® technology. The first therapeutic antibodies to enter clinical development under the collaboration are REGN88, an antibody to the interleukin-6 receptor (IL-6R) that is being evaluated in rheumatoid arthritis, and REGN475, an antibody to Nerve Growth Factor (NGF) that is being developed for the treatment of pain. In addition, a Phase I trial is in the process of being initiated for REGN421, an antibody to Delta-like ligand-4 (Dll4) that is being evaluated in oncology in patients with advanced malignancies. Over the course of the next several years, we and sanofi-aventis plan to advance an average of two to three new antibodies into clinical development each year.

Research and Development Technologies:

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

     Regeneron scientists have developed two different technologies to design protein therapeutics to block the action of specific secreted proteins. The first technology, termed the “Trap” technology, was used to generate our first approved product, ARCALYST, as well as aflibercept, and VEGF Trap-Eye which are in Phase 3 clinical trials. These novel “Traps” are composed of fusions between two distinct receptor components and the constant region of an antibody molecule called the “Fc region”, resulting in high affinity product candidates. VelociSuite™ is our second technology platform and it is used for discovering, developing, and producing fully human monoclonal antibodies.

VelociSuite™

     VelociSuite consists of VelocImmune®, VelociGene®, VelociMouse®, and VelociMab™. The VelocImmune mouse platform is utilized to produce fully human monoclonal antibodies. VelocImmune was generated by exploiting our VelociGene technology (see below), in a process in which six megabases of mouse immune gene loci were replaced, or “humanized,” with corresponding human immune gene loci. VelocImmune mice can be used to generate efficiently fully human monoclonal antibodies to targets of therapeutic interest. VelocImmune and our entire VelociSuite offer the potential to increase the speed and efficiency through which human monoclonal antibody therapeutics may be discovered and validated, thereby improving the overall efficiency of our early stage drug development activities. We are utilizing the VelocImmune technology to produce our next generation of drug candidates for preclinical and clinical development.

     Our VelociGene platform allows custom and precise manipulation of very large sequences of DNA to produce highly customized alterations of a specified target gene and accelerates the production of knock-out and transgenic expression models without using either positive/negative selection or isogenic DNA. In producing knockout models, a color or fluorescent marker is substituted in place of the actual gene sequence, allowing for high-resolution visualization of precisely where the gene is active in the body, during normal body functioning, as well as in disease processes. For the optimization of pre-clinical development and toxicology programs, VelociGene offers the opportunity to humanize targets by replacing the mouse gene with the human homolog. Thus, VelociGene allows scientists to rapidly identify the physical and biological effects of deleting or over-expressing the target gene, as well as to characterize and test potential therapeutic molecules.

     The VelociMouse technology platform allows for the direct and immediate generation of genetically altered mice from embryonic stem cells (ES cells), thereby avoiding the lengthy process involved in generating and breeding knockout mice from chimeras. Mice generated through this method are normal and healthy and exhibit a 100% germ-line transmission. Furthermore, Regeneron’s VelociMice are suitable for direct phenotyping or other studies. We have also developed our VelociMab platform for the rapid generation of expression cell lines for our Traps and our VelocImmune human monoclonal antibodies.

Antibody Collaboration with sanofi-aventis

     In November 2007, we and sanofi-aventis entered into a global, strategic collaboration to discover, develop, and commercialize fully human monoclonal antibodies. The collaboration is governed by a Discovery and Preclinical Development Agreement and a License and Collaboration Agreement. We received a non-refundable, up-front payment of $85.0 million from sanofi-aventis under the discovery agreement. In addition, sanofi-aventis is funding research at Regeneron to identify and validate potential drug discovery targets and develop fully human monoclonal antibodies against these targets. Sanofi-aventis funded approximately $75 million of research from the collaboration’s inception through December 31, 2008 and will fund up to $100 million per year in 2009 through 2012. Sanofi-aventis also has an option to extend the discovery program for up to an additional three years for further antibody development and preclinical activities. We will lead the design and conduct of research activities, including target identification and validation, antibody development, research and preclinical activities through filing of an Investigational New Drug Application, toxicology studies, and manufacture of preclinical and clinical supplies.

     For each drug candidate identified under the discovery agreement, sanofi-aventis has the option to license rights to the candidate under the license agreement. If it elects to do so, sanofi-aventis will co-develop the drug candidate with us through product approval. Development costs will be shared between the companies, with sanofi-aventis generally funding drug candidate development costs up front. We are generally responsible for reimbursing sanofi-aventis for half of the total development costs for all collaboration products from our share of profits from commercialization of collaboration products to the extent they are sufficient for this purpose. Sanofi-aventis will lead commercialization activities for products developed under the license agreement, subject to our right to co-promote such products. The parties will equally share profits and losses from sales within the United States. The parties will share profits outside the United States on a sliding scale based on sales starting at 65% (sanofi-aventis)/35% (us) and ending at 55% (sanofi-aventis)/45% (us), and will share losses outside the United States at 55% (sanofi-aventis)/45% (us). In addition to profit sharing, we are entitled to receive up to $250 million in sales milestone payments, with milestone payments commencing after aggregate annual sales outside the United States exceed $1.0 billion on a rolling 12-month basis.

     In August 2008, we entered into an agreement with sanofi-aventis to use our VelociGene® platform to supply sanofi-aventis with genetically modified mammalian models of gene function and disease. Sanofi-aventis will pay us a minimum of $21.5 million for the term of the agreement, which extends through December 2012, for knock-out and transgenic models of gene function for target genes identified by sanofi-aventis. Sanofi-aventis will use these models for its internal research programs that are outside of the scope of our antibody collaboration.

License Agreement with AstraZeneca

     In February 2007, we entered into a non-exclusive license agreement with AstraZeneca UK Limited that allows AstraZeneca to utilize our VelocImmune technology in its internal research programs to discover human monoclonal antibodies. Under the terms of the agreement, AstraZeneca made two $20.0 million annual, non-refundable payments to us, one in February 2007 and the other in February 2008. AstraZeneca is required to make up to four additional annual payments of $20.0 million, subject to its ability to terminate the agreement after making the first two additional payments or earlier if the technology does not meet minimum performance criteria. We are entitled to receive a mid-single-digit royalty on any future sales of antibody products discovered by AstraZeneca using our VelocImmune technology.

License Agreement with Astellas

     In March 2007, we entered into a non-exclusive license agreement with Astellas Pharma Inc. that allows Astellas to utilize our VelocImmune technology in its internal research programs to discover human monoclonal antibodies. Under the terms of the agreement, Astellas made two $20.0 million annual, non-refundable payments to us, one in April 2007 and the other in June 2008. Astellas is required to make up to four additional annual payments of $20.0 million, subject to its ability to terminate the agreement after making the first two additional payments or earlier if the technology does not meet minimum performance criteria. We are entitled to receive a mid-single-digit royalty on any future sales of antibody products discovered by Astellas using our VelocImmune technology.

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

National Institutes of Health Grant

     In September 2006, we were awarded a five-year grant from the National Institutes of Health (NIH) as part of the NIH’s Knockout Mouse Project. The goal of the Knockout Mouse Project is to build a comprehensive and broadly available resource of knockout mice to accelerate the understanding of gene function and human diseases. We are using our VelociGene technology to take aim at 3,500 of the most difficult genes to target and which are not currently the focus of other large-scale knockout mouse programs. We also agreed to grant a limited license to a consortium of research institutions, the other major participants in the Knockout Mouse Project, to use components of our VelociGene technology in the Knockout Mouse Project. We are generating a collection of targeting vectors and targeted mouse ES cells which can be used to produce knockout mice. These materials are available to academic researchers without charge. We will receive a fee for each targeted ES cell line or targeting construct made by us or the research consortium and transferred to commercial entities.

     Under the NIH grant, as amended in September 2008, we are entitled to receive a minimum of $24.5 million over the five-year period beginning September 2006, including $1.5 million to optimize our existing C57BL/6 ES cell line and its proprietary growth medium, both of which are being supplied to the research consortium for its use in the Knockout Mouse Project. We have the right to use, for any purpose, all materials generated by us and the research consortium.

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

     In the December 21, 2006 issue of the journal Nature, we reported data from a preclinical study demonstrating that blocking an important cell signaling molecule, known as Delta-like ligand 4 (Dll4), inhibited the growth of experimental tumors by interfering with their ability to produce a functional blood supply. The inhibition of tumor growth was seen in a variety of tumor types, including those that were resistant to blockade of VEGF, suggesting a novel anti-angiogenesis therapeutic approach. We are in the process of initiating Phase 1 clinical development of a fully human monoclonal antibody to Dll4 that was discovered using our VelocImmune® technology.

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

Manufacturing

     Our manufacturing facilities are located in Rensselaer, New York and consist of three buildings totaling approximately 395,500 square feet of research, manufacturing, office, and warehouse space. At December 31, 2008, we employed 246 people at our Rensselaer facilities. There were no impairment losses associated with long-lived assets at these facilities as of December 31, 2008.

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

Competition

     We face substantial competition from pharmaceutical, biotechnology, and chemical companies (see “Risk Factors – Even if our product candidates are approved for marketing, their commercial success is highly uncertain because our competitors have received approval for products with a similar mechanism of action, and competitors may get to the marketplace with better or lower cost drugs.”). Our competitors include Genentech, Novartis, Pfizer Inc., Bayer HealthCare, Onyx Pharmaceuticals, Inc., Abbott Laboratories, sanofi-aventis, Merck & Co., Amgen Inc., Roche, and others. Many of our competitors have substantially greater research, preclinical, and clinical product development and manufacturing capabilities, and financial, marketing, and human resources than we do. Our smaller competitors may also be significant if they acquire or discover patentable inventions, form collaborative arrangements, or merge with large pharmaceutical companies. Even when we achieve product commercialization, one or more of our competitors may achieve product commercialization earlier than we do or obtain patent protection that dominates or adversely affects our activities. Our ability to compete will depend on how fast we can develop safe and effective product candidates, complete clinical testing and approval processes, and supply commercial quantities of the product to the market. Competition among product candidates approved for sale will also be based on efficacy, safety, reliability, availability, price, patent position, and other factors.

     ARCALYST® (rilonacept). There are both small molecules and antibodies in development by third parties that are designed to block the synthesis of interleukin-1 or inhibit the signaling of interleukin-1. For example, Eli Lilly and Company, Novartis, and Xoma Ltd. are each developing antibodies to interleukin-1 and Amgen is developing an antibody to the interleukin-1 receptor. Novartis has filed applications in the U.S. and Europe seeking regulatory approval of its IL-1 antibody in CAPS. Novartis is also developing its IL-1 antibody in gout and other inflammatory diseases. These drug candidates could offer competitive advantages over ARCALYST. The successful development of these competing molecules could delay or impair our ability to successfully develop and commercialize ARCALYST.

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

     In particular, Genentech has an approved VEGF antagonist, Avastin®, on the market for treating certain cancers and a number of pharmaceutical and biotechnology companies are working to develop competing VEGF antagonists, including Novartis, Pfizer, and Imclone Systems Incorporated (now a wholly-owned subsidiary of Eli Lilly). Many of these molecules are further along in development than aflibercept and may offer competitive advantages over our molecule. Pfizer and Onyx Pharmaceuticals (together with its partner Bayer) are selling and marketing oral medications that target tumor cell growth and new vasculature formation that fuels the growth of tumors.

     The market for eye disease products is also very competitive. Novartis and Genentech are collaborating on the commercialization and further development of a VEGF antibody fragment (Lucentis®) for the treatment of wet AMD, DME, and other eye indications. Lucentis was approved by the FDA in June 2006 for the treatment of wet AMD. Many other companies are working on the development of product candidates for the potential treatment of wet AMD and DME that act by blocking VEGF, VEGF receptors, and through the use of small interfering ribonucleic acids (siRNAs) that modulate gene expression. In addition, ophthalmologists are using off-label a third-party reformulated version of Genentech’s approved VEGF antagonist, Avastin®, with success for the treatment of wet AMD. The relatively low cost of therapy with Avastin (Genentech) in patients with wet AMD presents a significant competitive challenge in this indication. The National Eye Institute initiated a Phase 3 trial to compare Lucentis to Avastin in the treatment of wet AMD. Avastin (Genentech) is also being evaluated in eye diseases in trials that have been initiated in the United Kingdom, Canada, Brazil, Mexico, Germany, Israel, and other areas.

     REGN88. We are developing REGN88 for the treatment of rheumatoid arthritis as part of our global, strategic collaboration with sanofi-aventis to discover, develop, and commercialize fully human monoclonal antibodies. The availability of highly effective FDA approved TNF-antagonists such as Enbrel® (Immunex Corporation), Remicade® (Centocor, Inc.), and Humira® (Abbott), and other marketed therapies makes it difficult to successfully develop and commercialize REGN88. REGN88 is a human monoclonal antibody targeting the interleukin-6 receptor. Roche is developing ActemraTM (tocilizumab) an antibody against the interleukin-6 (IL-6) receptor. Roche’s antibody is approved for marketing and sale in Europe and is the subject of a filed Biologics License Application with the FDA for the treatment of rheumatoid arthritis. Roche’s IL-6 receptor antibody, other clinical candidates in development, and the drugs on the market to treat rheumatoid arthritis could offer competitive advantages over REGN88. This could delay or impair our ability to successfully develop and commercialize REGN88.

     REGN421. We are also developing REGN421 for the treatment of various cancers as part of our antibody collaboration with sanofi-aventis. Many companies are developing therapeutic molecules designed to block angiogenesis. A variety of different approaches have been employed, including developing a number of antagonists to VEGF and Dll4 and other anti-angiogenesis strategies. Many of these alternative approaches may offer competitive advantages to REGN421 in efficacy, side-effect profile, or method of delivery. Additionally, some of these molecules are either already approved for marketing or are at a more advanced stage of development than our product candidate. In particular, OncoMed Pharmaceuticals, Inc. has a Dll4 antibody in Phase 1 clinical development.

     REGN475. We are also developing REGN475 for the treatment of pain as part of our antibody collaboration with sanofi-aventis. The availability of effective FDA approved non-steroidal anti-inflammatory drugs (NSAIDs) including NSAIDs available over-the-counter without a prescription, and other marketed therapies, may make it difficult to successfully develop and commercialize REGN475. REGN475 is a human monoclonal antibody targeting Nerve Growth Factor (NGF). Pfizer is also developing an antibody against NGF that is in Phase 3 clinical trials for the treatment of pain due to osteoarthritis. Pfizer’s NGF antibody, other clinical candidates in development, and other drugs on the market, including over-the-counter medications, to treat pain could offer competitive advantages over REGN475, which could delay or impair our ability to successfully develop and commercialize REGN475.

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

Patents, Trademarks, and Trade Secrets

     Our success depends, in part, on our ability to obtain patents, maintain trade secret protection, and operate without infringing on the proprietary rights of third parties (see “Risk Factors – We may be restricted in our development and/or commercialization activities by, and could be subject to damage awards if we are found to have infringed, third party patents or other proprietary rights.”). Our policy is to file patent applications to protect technology, inventions, and improvements that we consider important to our business and operations. We are the nonexclusive licensee of a number of additional U.S. patents and patent applications. We also rely upon trade secrets, know-how, and continuing technological innovation in an effort to develop and maintain our competitive position. We or our licensors or collaborators have filed patent applications on various products and processes relating to our product candidates as well as other technologies and inventions in the United States and in certain foreign countries. We intend to file additional patent applications, when appropriate, relating to improvements in these technologies and other specific products and processes. We plan to aggressively prosecute, enforce, and defend our patents and other proprietary technology.

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

Government Regulation

     Regulation by government authorities in the United States and foreign countries is a significant factor in the research, development, manufacture, and marketing of ARCALYST® (rilonacept) and our product candidates (see “Risk Factors – If we do not obtain regulatory approval for our product candidates, we will not be able to market or sell them.”). All of our product candidates will require regulatory approval before they can be commercialized. In particular, human therapeutic products are subject to rigorous preclinical and clinical trials and other pre-market approval requirements by the FDA and foreign authorities. Many aspects of the structure and substance of the FDA and foreign pharmaceutical regulatory practices have been reformed during recent years, and continued reform is under consideration in a number of jurisdictions. The ultimate outcome and impact of such reforms and potential reforms cannot be predicted.

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

Business Segments

     We manage our business as one segment which includes all activities related to the discovery of pharmaceutical products for the treatment of serious medical conditions and the development and commercialization of these discoveries. This segment also includes revenues and expenses related to (i) research and development activities conducted under our collaboration agreements with third parties and our grant from the NIH, (ii) ARCALYST® (rilonacept) product sales for the treatment of CAPS, and (iii) the supply of specified, ordered research materials using Regeneron-developed proprietary technology. Prior to 2007, our operations were managed in two business segments: research and development, and contract manufacturing. In 2006, the contract manufacturing segment included all revenues and expenses related to the commercial production of a product under a contract with Merck, which expired in October 2006. For financial information about these segments, see Note 21, “Segment Information”, beginning on page F-33 in our Financial Statements.

Employees

     As of December 31, 2008, we had 919 full-time employees, of whom 185 held a Ph.D. and/or M.D., or PharmD degree. We believe that we have been successful in attracting skilled and experienced personnel in a highly competitive environment; however, competition for these personnel is intense. None of our personnel are covered by collective bargaining agreements and our management considers its relations with our employees to be good.

Available Information

     We make available free of charge on or through our Internet website http://www.regeneron.com our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

     From inception on January 8, 1988 through December 31, 2008, we had a cumulative loss of $875.9 million. If we continue to incur operating losses and fail to become a profitable company, we may be unable to continue our operations. In the absence of substantial revenue from the sale of products or other sources, the amount, timing, nature or source of which cannot be predicted, our losses will continue as we conduct our research and development activities.

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

The value of our investment portfolio, which includes cash, cash equivalents, and marketable securities, is influenced by varying economic and market conditions. A decrease in the value of an asset in our investment portfolio or a default by the issuer may result in our inability to recover the principal we invested and/or a recognition of a loss charged against income.

     As of December 31, 2008, cash, cash equivalents, restricted cash, and marketable securities totaled $527.5 million and represented 79% of our total assets. We have invested available cash balances primarily in money market funds and U.S. Treasury, U.S. government agency, corporate, and asset-backed securities. We consider assets classified as marketable securities to be “available-for-sale,” as defined by Statement of Financial Accounting Standards No. (SFAS) 115, Accounting for Certain Investments in Debt and Equity Securities. Marketable securities totaled $278.0 million at December 31, 2008, are carried at fair value, and the unrealized gains and losses are included in other accumulated comprehensive income (loss) as a separate component of stockholders’ equity. If the decline in the value of a security in our investment portfolio is deemed to be other-than-temporary, we write down the security to its current fair value and recognize a loss that is charged against income. For example, during the year ended December 31, 2008, we recorded charges for other-than-temporary impairments totaling $2.5 million related to two marketable securities in our investment portfolio. The current economic environment, the deterioration in the credit quality of some of the issuers of securities that we hold, and the recent volatility of securities markets increase the risk that we may not recover the principal we invested and/or there may be further declines in the market value of securities in our investment portfolio. As a result, we may incur additional charges against income in future periods for other-than-temporary impairments or realized losses upon a security’s sale or maturity, and such amounts may be material.

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

     We are studying aflibercept, VEGF Trap-Eye, ARCALYST, and our antibody candidates in a wide variety of indications. Many of these current trials are exploratory studies designed to identify what diseases and uses, if any, are best suited for our product candidates. It is likely that our product candidates will not demonstrate the requisite efficacy and/or safety profile to support continued development for most of the indications that are being, or are planned to be, studied. In fact, our product candidates may not demonstrate the requisite efficacy and safety profile to support the continued development for any of the indications or uses.

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

     Our aflibercept (VEGF Trap) is being studied for the potential treatment of certain types of cancer and our VEGF Trap-Eye candidate is being studied in diseases of the eye. There are many potential safety concerns associated with significant blockade of vascular endothelial growth factor, or VEGF, that may limit our ability to successfully develop aflibercept and VEGF Trap-Eye. These serious and potentially life-threatening risks, based on clinical and preclinical experience of VEGF inhibitors, include bleeding, intestinal perforation, hypertension, proteinuria, heart attack, and stroke. In addition, patients given infusions of any protein, including VEGF Trap delivered through intravenous administration, may develop severe hypersensitivity reactions or infusion reactions. Other VEGF blockers have reported side effects that became evident only after large scale trials or after marketing approval and large number of patients were treated. These and other complications or side effects could harm the development of aflibercept for the treatment of cancer or VEGF Trap-Eye for the treatment of diseases of the eye.

     We have tested ARCALYST in only a small number of patients with CAPS. As more patients begin to use our product and as we test it in new disease settings, new risks and side effects associated with ARCALYST may be discovered, and risks previously viewed as inconsequential could be determined to be significant. Like cytokine antagonists such as Kineret® (Amgen, Inc.), Enbrel® (Immunex Corporation), and Remicade® (Centocor, Inc.), ARCALYST affects the immune defense system of the body by blocking some of its functions. Therefore, ARCALYST may interfere with the body’s ability to fight infections. Treatment with Kineret (Amgen), a medication that works through the inhibition of IL-1, has been associated with an increased risk of serious infections, and serious, life threatening infections have been reported in patients taking ARCALYST. These or other complications or side effects could cause regulatory authorities to revoke approvals of ARCALYST. Alternatively, we may be required to conduct additional clinical trials, make changes in the labeling of our product, or limit or abandon our efforts to develop ARCALYST in new disease settings. These side effects may also result in a reduction, or even the elimination, of sales of ARCALYST in approved indications.

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

     Changes in product formulations and manufacturing processes may be required as product candidates progress in clinical development and are ultimately commercialized. If we are unable to develop suitable product formulations or manufacturing processes to support large scale clinical testing of our product candidates, including aflibercept, VEGF Trap-Eye, and our antibody candidates, we may be unable to supply necessary materials for our clinical trials, which would delay the development of our product candidates. Similarly, if we are unable to supply sufficient quantities of our product or develop product formulations suitable for commercial use, we will not be able to successfully commercialize our product candidates.

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

     We are aware of patents and pending applications owned by Genentech that claim certain chimeric VEGF receptor compositions. Although we do not believe that aflibercept or VEGF Trap-Eye infringes any valid claim in these patents or patent applications, Genentech could initiate a lawsuit for patent infringement and assert that its patents are valid and cover aflibercept or VEGF Trap-Eye. Genentech may be motivated to initiate such a lawsuit at some point in an effort to impair our ability to develop and sell aflibercept or VEGF Trap-Eye, which represent potential competitive threats to Genentech’s VEGF-binding products and product candidates. An adverse determination by a court in any such potential patent litigation would likely materially harm our business by requiring us to seek a license, which may not be available, or resulting in our inability to manufacture, develop and sell aflibercept or VEGF Trap-Eye or in a damage award.

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

     We are aware of a U.S. patent jointly owned by Genentech and City of Hope relating to the production of recombinant antibodies in host cells. We currently produce our antibody product candidates using recombinant antibodies from host cells and may choose to produce additional antibody product candidates in this manner.  Neither ARCALYST® (rilonacept), aflibercept, nor VEGF Trap-Eye are recombinant antibodies.  If any of our antibody product candidates are produced in a manner subject to valid claims in the Genentech patent, then we may need to obtain a license from Genentech, should one be available.  Genentech has licensed this patent to several different companies under confidential license agreements.    If we desire a license for any of our antibody product candidates and are unable to obtain a license on commercially reasonable terms or at all, we may be restricted in our ability to use Genentech’s techniques to make recombinant antibodies in or to import them into the United States.

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

     We cannot sell or market products without regulatory approval. Although we obtained regulatory approval for ARCALYST for the treatment of CAPS in the United States, we may be unable to obtain regulatory approval of ARCALYST in any other country or in any other indication. Regulatory agencies outside the United States may require additional information or data with respect to any future submission for ARCALYST for the treatment of CAPS.

     If we do not obtain and maintain regulatory approval for our product candidates, including ARCALYST for the treatment of diseases other than CAPS, the value of our company and our results of operations will be harmed. In the United States, we must obtain and maintain approval from the United States Food and Drug Administration (FDA) for each drug we intend to sell. Obtaining FDA approval is typically a lengthy and expensive process, and approval is highly uncertain. Foreign governments also regulate drugs distributed in their country and approval in any country is likely to be a lengthy and expensive process, and approval is highly uncertain. Except for the FDA approval of ARCALYST for the treatment of CAPS, none of our product candidates has ever received regulatory approval to be marketed and sold in the United States or any other country. We may never receive regulatory approval for any of our product candidates.

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

     In recent years, several states and localities, including California, the District of Columbia, Massachusetts, Maine, Minnesota, Nevada, New Mexico, Vermont, and West Virginia, have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs, and file periodic reports with the state or make periodic public disclosures on sales, marketing, pricing, clinical trials, and other activities. Similar legislation is being considered in other states. Many of these requirements are new and uncertain, and the penalties for failure to comply with these requirements are unclear. Nonetheless, if we are found not to be in full compliance with these laws, we could face enforcement action and fines and other penalties, and could receive adverse publicity.

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

     As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on the Company’s internal control over financial reporting in their annual reports on Form 10-K that contains an assessment by management of the effectiveness of our internal control over financial reporting. In addition, the independent registered public accounting firm auditing our financial statements must attest to and report on the effectiveness of our internal control over financial reporting. Our independent registered public accounting firm provided us with an unqualified report as to the effectiveness of our internal control over financial reporting as of December 31, 2008, which report is included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2008. However, we cannot assure you that management or our independent registered public accounting firm will be able to provide such an unqualified report as of future year-ends. In this event, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the market value of our Common Stock. In addition, if it is determined that deficiencies in the design or operation of internal controls exist and that they are reasonably likely to adversely affect our ability to record, process, summarize, and report financial information, we would likely incur additional costs to remediate these deficiencies and the costs of such remediation could be material.

Changes in laws and regulations affecting the healthcare industry could adversely affect our business.

     All aspects of our business, including research and development, manufacturing, marketing, pricing, sales, litigation, and intellectual property rights, are subject to extensive legislation and regulation. Changes in applicable federal and state laws and agency regulations could have a material adverse effect on our business. These include:

  changes in the FDA and foreign regulatory processes for new therapeutics that may delay or prevent the approval of any of our current or future product candidates;

  new laws, regulations, or judicial decisions related to healthcare availability or the payment for healthcare products and services, including prescription drugs, that would make it more difficult for us to market and sell products once they are approved by the FDA or foreign regulatory agencies; and

  changes in FDA and foreign regulations that may require additional safety monitoring prior to or after the introduction of new products to market, which could materially increase our costs of doing business.

     The enactment in the United States of the Medicare Prescription Drug Improvement and Modernization Act of 2003 and possible legislation which could ease the entry of competing follow-on biologics into the marketplace are examples of changes and possible changes in laws that could adversely affect our business.

Risks Related to Our Reliance on Third Parties

If our antibody collaboration with sanofi-aventis is terminated, our business operations and our ability to discover, develop, manufacture, and commercialize our pipeline of product candidates in the time expected, or at all, would be materially harmed.

     We rely heavily on the funding from sanofi-aventis to support our target discovery and antibody research and development programs. Sanofi-aventis has committed to pay up to $400 million between 2009 and 2012 to fund our efforts to identify and validate drug discovery targets and pre-clinically develop fully human monoclonal antibodies against such targets. In addition, sanofi-aventis funds almost all of the development expenses incurred by both companies in connection with the clinical development of antibodies that sanofi-aventis elects to co-develop with us. We rely on sanofi-aventis to fund these activities. In addition, with respect to those antibodies that sanofi-aventis elects to co-develop with us, such as REGN88, REGN421, and REGN475, we rely on sanofi-aventis to lead much of the clinical development efforts and assist with obtaining regulatory approval, particularly outside the United States. We also rely on sanofi-aventis to lead the commercialization efforts to support all of the antibody products that are co-developed by sanofi-aventis and us. If sanofi-aventis does not elect to co-develop the antibodies that we discover or opts-out of their development, we would be required to fund and oversee on our own the clinical trials, any regulatory responsibilities, and the ensuing commercialization efforts to support our antibody products. If sanofi-aventis terminates the antibody collaboration or fails to comply with its payment obligations thereunder, our business, financial condition, and results of operations would be materially harmed. We would be required to either expend substantially more resources than we have anticipated to support our research and development efforts, which could require us to seek additional funding that might not be available on favorable terms or at all, or materially cut back on such activities. While we cannot assure you that any of the antibodies from this collaboration will ever be successfully developed and commercialized, if sanofi-aventis does not perform its obligations with respect to antibodies that it elects to co-develop, our ability to develop, manufacture, and commercialize these antibody product candidates will be significantly adversely affected.

If our collaboration with sanofi-aventis for aflibercept (VEGF Trap) is terminated, or sanofi-aventis materially breaches its obligations thereunder, our business operations and financial condition, and our ability to develop, manufacture, and commercialize aflibercept in the time expected, or at all, would be materially harmed.

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

If our collaboration with Bayer HealthCare for VEGF Trap-Eye is terminated, or Bayer HealthCare materially breaches its obligations thereunder, our business operations and financial condition, and our ability to develop and commercialize VEGF Trap-Eye in the time expected, or at all, would be materially harmed.

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

     We depend upon third-party collaborators, including sanofi-aventis, Bayer HealthCare, and service providers such as clinical research organizations, outside testing laboratories, clinical investigator sites, and third-party manufacturers and product packagers and labelers, to assist us in the manufacture and development of our product candidates. If any of our existing collaborators or service providers breaches or terminates its agreement with us or does not perform its development or manufacturing services under an agreement in a timely manner or at all, we could experience additional costs, delays, and difficulties in the manufacture, development, or ultimate commercialization of our product candidates.

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

     We are marketing and selling ARCALYST for the treatment of CAPS ourselves in the United States, primarily through third party service providers. We have no sales or distribution personnel in the United States and have only a small staff with commercial capabilities. We have no sales, marketing, commercial, or distribution capabilities outside the United States. If we are unable to obtain those capabilities, either by developing our own organizations or entering into agreements with service providers, even if our current or future product candidates receive marketing approval, we will not be able to successfully sell those products. In that event, we will not be able to generate significant revenue, even if our product candidates are approved. We cannot guarantee that we will be able to hire the qualified sales and marketing personnel we need or that we will be able to enter into marketing or distribution agreements with third-party providers on acceptable terms, if at all. Under the terms of our collaboration agreement with sanofi-aventis, we currently rely on sanofi-aventis for sales, marketing, and distribution of aflibercept in cancer indications, should it be approved in the future by regulatory authorities for marketing. We will have to rely on a third party or devote significant resources to develop our own sales, marketing, and distribution capabilities for our other product candidates, including VEGF Trap-Eye in the United States, and we may be unsuccessful in developing our own sales, marketing, and distribution organization.

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

Even if our product candidates are approved for marketing, their commercial success is highly uncertain because our competitors have received approval for products with a similar mechanism of action, and competitors may get to the marketplace with better or lower cost drugs.

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

     Genentech has an approved VEGF antagonist, Avastin® (beracizumab), on the market for treating certain cancers and many different pharmaceutical and biotechnology companies are working to develop competing VEGF antagonists, including Novartis, OSI Pharmaceuticals, Inc., and Pfizer. Many of these molecules are farther along in development than aflibercept and may offer competitive advantages over our molecule. Each of Pfizer and Onyx Pharmaceuticals, (together with its partner Bayer HealthCare) has received approval from the FDA to market and sell an oral medication that targets tumor cell growth and new vasculature formation that fuels the growth of tumors. The marketing approvals for Genentech’s VEGF antagonist, Avastin, and their extensive, ongoing clinical development plan for Avastin in other cancer indications, make it more difficult for us to enroll patients in clinical trials to support aflibercept and to obtain regulatory approval of aflibercept in these cancer settings. This may delay or impair our ability to successfully develop and commercialize aflibercept. In addition, even if aflibercept is ever approved for sale for the treatment of certain cancers, it will be difficult for our drug to compete against Avastin (Genentech) and the FDA approved kinase inhibitors, because doctors and patients will have significant experience using these medicines. In addition, an oral medication may be considerably less expensive for patients than a biologic medication, providing a competitive advantage to companies that market such products.

     The market for eye disease products is also very competitive. Novartis and Genentech are collaborating on the commercialization and further development of a VEGF antibody fragment, ranibizumab (Lucentis®), for the treatment of age-related macular degeneration (wet AMD) and other eye indications that was approved by the FDA in June 2006. Many other companies are working on the development of product candidates for the potential treatment of wet AMD and DME that act by blocking VEGF, VEGF receptors, and through the use of small interfering ribonucleic acids (siRNAs) that modulate gene expression. In addition, ophthalmologists are using off-label a third-party reformatted version of Genentech’s approved VEGF antagonist, Avastin®, with success for the treatment of wet AMD. The National Eye Institute is conducting a Phase 3 trial comparing Lucentis (Genentech) to Avastin (Genentech) in the treatment of wet AMD. The marketing approval of Lucentis (Genentech) and the potential off-label use of Avastin (Genentech) make it more difficult for us to enroll patients in our clinical trials and successfully develop VEGF Trap-Eye. Even if VEGF Trap-Eye is ever approved for sale for the treatment of eye diseases, it may be difficult for our drug to compete against Lucentis (Genentech), because doctors and patients will have significant experience using this medicine. Moreover, the relatively low cost of therapy with Avastin (Genentech) in patients with wet AMD presents a further competitive challenge in this indication.

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

     There are both small molecules and antibodies in development by other companies that are designed to block the synthesis of interleukin-1 or inhibit the signaling of interleukin-1. For example, Eli Lilly, Xoma, and Novartis are each developing antibodies to interleukin-1 and Amgen is developing an antibody to the interleukin-1 receptor. Novartis has filed applications in the U.S. and Europe seeking regulatory approval of its IL-1 antibody in CAPS. Novartis is also developing its IL-1 antibody in gout and other inflammatory diseases. Novartis has stated that its IL-1 antibody demonstrated long-lasting clinical remission in patients with CAPS and that its clinical candidate could develop into a major therapeutic advance in the treatment of CAPS. Novartis’ IL-1 antibody and these other drug candidates could offer competitive advantages over ARCALYST. The successful development of these competing molecules could impair our ability to successfully commercialize ARCALYST.

     We have plans to develop ARCALYST for the treatment of certain gout indications. Currently, inexpensive, oral therapies such as analgesics and other non-steroidal anti-inflammatory drugs are used as the standard of care to treat the symptoms of these gout diseases. These established, inexpensive, orally delivered drugs may make it difficult for us to successfully commercialize ARCALYST in these diseases.

The successful commercialization of ARCALYST® (rilonacept) and our product candidates will depend on obtaining coverage and reimbursement for use of these products from third-party payers and these payers may not agree to cover or reimburse for use of our products.

     Our product candidates, if commercialized, may be significantly more expensive than traditional drug treatments. For example, we have announced plans to initiate a Phase 3 program studying the use of ARCALYST for the treatment of certain gout indications. Patients suffering from these gout indications are currently treated with inexpensive therapies, including non-steroidal anti-inflammatory drugs. These existing treatment options are likely to be considerably less expensive and may be preferable to a biologic medication for some patients. Our future revenues and profitability will be adversely affected if United States and foreign governmental, private third-party insurers and payers, and other third-party payers, including Medicare and Medicaid, do not agree to defray or reimburse the cost of our products to the patients. If these entities refuse to provide coverage and reimbursement with respect to our products or provide an insufficient level of coverage and reimbursement, our products may be too costly for many patients to afford them, and physicians may not prescribe them. Many third-party payers cover only selected drugs, making drugs that are not preferred by such payer more expensive for patients, and require prior authorization or failure on another type of treatment before covering a particular drug. Payers may especially impose these obstacles to coverage on higher-priced drugs, as our product candidates are likely to be.

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

     In certain foreign countries, pricing, coverage, and level of reimbursement of prescription drugs are subject to governmental control, and we may be unable to negotiate coverage, pricing, and reimbursement on terms that are favorable to us. In some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. Our results of operations may suffer if we are unable to market our products in foreign countries or if coverage and reimbursement for our products in foreign countries is limited.

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

Our move to new facilities in mid-2009 could lead to disruptions in our business operations.

     We plan to move most of our laboratories and headquarters to new facilities in mid-2009. There is a risk that this physical move could lead to damage to equipment or other business assets or the loss of important data, or that we could encounter problems with our new facilities, which could disrupt or delay our business operations.

Risks Related to Our Common Stock

Our stock price is extremely volatile.

     There has been significant volatility in our stock price and generally in the market prices of biotechnology companies’ securities. Various factors and events may have a significant impact on the market price of our Common Stock. These factors include, by way of example:

  progress, delays, or adverse results in clinical trials;

  announcement of technological innovations or product candidates by us or competitors;

  fluctuations in our operating results;

  third party claims that our products or technologies infringe their party patents;

  public concern as to the safety or effectiveness of ARCALYST® (rilonacept) or any of our product candidates;

  developments in our relationship with collaborative partners;

  developments in the biotechnology industry or in government regulation of healthcare;

  large sales of our common stock by our executive officers, directors, or significant shareholders;

  arrivals and departures of key personnel; and

  general market conditions.

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

     A small number of our shareholders beneficially own a substantial amount of our Common Stock. As of December 31, 2008, our five largest shareholders plus Leonard S. Schleifer, M.D. Ph.D., our Chief Executive Officer, beneficially owned 55.9% of our outstanding shares of Common Stock, assuming, in the case of our Chief Executive Officer, the conversion of his Class A Stock into Common Stock and the exercise of all options held by him which are exercisable within 60 days of December 31, 2008. As of December 31, 2008, sanofi-aventis beneficially owned 14,799,552 shares of Common Stock, representing approximately 19.1% the shares of Common Stock then outstanding. Under our investor agreement with sanofi-aventis, sanofi-aventis may not sell these shares until December 20, 2012 except under limited circumstances and subject to earlier termination of these restrictions upon the occurrence of certain events. Notwithstanding these restrictions, if sanofi-aventis, or our other significant shareholders or we, sell substantial amounts of our Common Stock in the public market, or the perception that such sales may occur exists, the market price of our Common Stock could fall. Sales of Common Stock by our significant shareholders, including sanofi-aventis, also might make it more difficult for us to raise funds by selling equity or equity-related securities in the future at a time and price that we deem appropriate.

Our existing shareholders may be able to exert significant influence over matters requiring shareholder approval.

     Holders of Class A Stock, who are generally the shareholders who purchased their stock from us before our initial public offering, are entitled to ten votes per share, while holders of Common Stock are entitled to one vote per share. As of December 31, 2008, holders of Class A Stock held 22.5% of the combined voting power of all shares of Common Stock and Class A Stock then outstanding, plus any voting power associated with any shares of Common Stock beneficially owned by such Class A Stock holders. These shareholders, if acting together, would be in a position to significantly influence the election of our directors and to effect or prevent certain corporate transactions that require majority or supermajority approval of the combined classes, including mergers and other business combinations. This may result in us taking corporate actions that you may not consider to be in your best interest and may affect the price of our Common Stock. As of December 31, 2008:

  our current executive officers and directors beneficially owned 13.3% of our outstanding shares of Common Stock, assuming conversion of their Class A Stock into Common Stock and the exercise of all options held by such persons which are exercisable within 60 days of December 31, 2008, and 28.0% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by such persons which are exercisable within 60 days of December 31, 2008; and

  our five largest shareholders plus Leonard S. Schleifer, M.D., Ph.D., our Chief Executive Officer, beneficially owned 55.9% of our outstanding shares of Common Stock, assuming, in the case of our Chief Executive Officer, the conversion of his Class A Stock into Common Stock and the exercise of all options held by him which are exercisable within 60 days of December 31, 2008. In addition, these six shareholders held 59.6% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by our Chief Executive Officer which are exercisable within 60 days of December 31, 2008.

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

     Until the later of the fifth anniversaries of the expiration or earlier termination of our antibody collaboration agreements with sanofi-aventis or our aflibercept collaboration with sanofi-aventis, sanofi-aventis will be bound by certain “standstill” provisions, which contractually prohibit sanofi-aventis from acquiring more than certain specified percentages of our Class A Stock and Common Stock (taken together) or otherwise seeking to obtain control of the Company.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

     None.

ITEM 2. PROPERTIES

     We conduct our research, development, manufacturing, and administrative activities at our owned and leased facilities. Under our main operating lease, as amended, we currently lease approximately 248,000 square feet of laboratory and office facilities in Tarrytown, New York.

     In December 2006, we entered into a new operating lease agreement (as amended in October 2007 and September 2008) to lease approximately 348,000 square feet of laboratory and office space at our current Tarrytown location, which includes approximately 118,000 square feet retained from our current space and approximately 230,000 square feet in new facilities that are under construction and expected to be completed in mid-2009. The term of the lease commenced effective June 2008 and will expire in June 2024. Under the new lease, we also have various options and rights on additional space at the Tarrytown site, and will continue to lease our present facilities until the new facilities are ready for occupancy. In addition, the lease contains three renewal options to extend the term of the lease by five years each and early termination options for our retained facilities only. The lease provides for monthly payments over the term of the lease related to our retained facilities, the costs of construction and tenant improvements for our new facilities, and additional charges for utilities, taxes, and operating expenses.

     In November 2007, we entered into a new operating sublease for approximately 10,000 square feet of office space in Tarrytown, New York. The lease expires in September 2009 and we have the option to extend the term for two additional terms of three months each. In April 2008, we entered into a new operating sublease for approximately 16,200 square feet of office space in Tarrytown, New York. The lease expires in March 2010 and we have the option to extend the term one additional term of six months. In October 2008, we entered into a new operating sublease for approximately 14,100 square feet of office space in Bridgewater, New Jersey. The lease commences in January 2009 and expires in July 2011.

     We own facilities in Rensselaer, New York, consisting of three buildings totaling approximately 395,500 square feet of research, manufacturing, office, and warehouse space.

     The following table summarizes the information regarding our current real property leases:

			Current Monthly
	Square		Base Rental	Renewal Option
Location	Footage	Expiration	Charges(1)	Available
Tarrytown, New York(2)	130,000	June, 2009	$171,300	None
Tarrytown, New York(2)	230,000	June, 2024	— (3)	Three 5-year terms
Tarrytown, New York(2)	118,000	June, 2024	$212,200	Three 5-year terms
Tarrytown, New York(4)	10,000	September, 2009	$22,000	Two 3-month terms
Tarrytown, New York(4)	16,200	March, 2010	$32,700	One 6-month term
Bridgewater, New Jersey(5)	14,100	July, 2011	$21,700	None
____________________

(1)	Excludes additional rental charges for utilities, taxes, and operating expenses, as defined.

(2)	Upon completion of the new facilities, as described above, we will retain 118,000 square feet of space in our current facility and take over 230,000 square feet in the newly constructed buildings.

(3)	Rental payments will commence in August 2009.

(4)	Relates to sublease in Tarrytown, New York as described above.

(5)	Relates to sublease in Bridgewater, New Jersey as described above.

     We believe that our existing owned and leased facilities are adequate for ongoing research, development, manufacturing, and administrative activities. In the future, we may lease, operate, or purchase additional facilities in which to conduct expanded research and development activities and manufacturing and commercial operations.

ITEM 3. LEGAL PROCEEDINGS

     From time to time, we are a party to legal proceedings in the course of our business. We do not expect any such current legal proceedings to have a material adverse effect on our business or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our security holders during the last quarter of the fiscal year ended December 31, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

     Our Common Stock is quoted on The NASDAQ Global Select Market under the symbol “REGN.” Our Class A Stock, par value $.001 per share, is not publicly quoted or traded.

     The following table sets forth, for the periods indicated, the range of high and low sales prices for the Common Stock as reported by The NASDAQ Global Select Market:

	High	Low
2007
First Quarter	$22.84	$17.87
Second Quarter	28.74	17.55
Third Quarter	21.78	13.55
Fourth Quarter	24.90	16.77

2008
First Quarter	$25.25	$15.61
Second Quarter	21.68	13.75
Third Quarter	24.00	13.29
Fourth Quarter	22.82	12.62

     As of February 13, 2009, there were 479 shareholders of record of our Common Stock and 42 shareholders of record of our Class A Stock.

     We have never paid cash dividends and do not anticipate paying any in the foreseeable future.

     The information under the heading “Equity Compensation Plan Information” in our definitive proxy statement with respect to our 2009 Annual Meeting of Shareholders to be filed with the SEC is incorporated by reference into Item 12 of this Report on Form 10-K.

STOCK PERFORMANCE GRAPH

     Set forth below is a line graph comparing the cumulative total shareholder return on Regeneron’s Common Stock with the cumulative total return of (i) The Nasdaq Pharmaceuticals Stocks Index and (ii) The Nasdaq Stock Market (U.S.) Index for the period from December 31, 2003 through December 31, 2008. The comparison assumes that $100 was invested on December 31, 2003 in our Common Stock and in each of the foregoing indices. All values assume reinvestment of the pre-tax value of dividends paid by companies included in these indices. The historical stock price performance of our Common Stock shown in the graph below is not necessarily indicative of future stock price performance.

	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008
Regeneron	$100.00	$ 62.61	$108.09	$136.44	$164.17	$124.81
Nasdaq Pharm	100.00	106.51	117.29	114.81	120.74	112.34
Nasdaq US	100.00	108.84	111.16	122.11	132.42	63.80

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data set forth below for the years ended December 31, 2008, 2007, and 2006 and at December 31, 2008 and 2007 are derived from and should be read in conjunction with our audited financial statements, including the notes thereto, included elsewhere in this report. The selected financial data for the years ended December 31, 2005 and 2004 and at December 31, 2006, 2005, and 2004 are derived from our audited financial statements not included in this report.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)
Statement of Operations Data
Revenues
Contract research and development	$192,208	$96,603	$51,136	$52,447	$113,157
Research progress payments					42,770
Contract manufacturing			12,311	13,746	18,090
Technology licensing	40,000	28,421
Net product sales	6,249
	238,457	125,024	63,447	66,193	174,017
Expenses
Research and development	278,016	201,613	137,064	155,581	136,095
Contract manufacturing			8,146	9,557	15,214
Selling, general, and administrative	49,348	37,865	25,892	25,476	17,062
Cost of goods sold	923
	328,287	239,478	171,102	190,614	168,371
Income (loss) from operations	(89,830)	(114,454)	(107,655)	(124,421)	5,646
Other income (expense)
Other contract income				30,640	42,750
Investment income	18,161	20,897	16,548	10,381	5,478
Interest expense	(7,752)	(12,043)	(12,043)	(12,046)	(12,175)
Loss on early extinguishment of debt	(938)
	9,471	8,854	4,505	28,975	36,053
Net income (loss) before income tax expense and cumulative
effect of a change in accounting principle	(80,359)	(105,600)	(103,150)	(95,446)	41,699
Income tax expense	2,351
Net income (loss) before cumulative effect of a
change in accounting principle	(82,710)	(105,600)	(103,150)	(95,446)	41,699
Cumulative effect of adopting Statement of Financial
Accounting Standards No. 123R (“SFAS 123R”)			813
Net income (loss)	$(82,710)	$(105,600)	$(102,337)	$(95,446)	$41,699
Net income (loss) per share, basic:
Net income (loss) before cumulative effect of
a change in accounting principle	$(1.05)	$(1.59)	$(1.78)	$(1.71)	$0.75
Cumulative effect of adopting SFAS 123R			0.01
Net income (loss)	$(1.05)	$(1.59)	$(1.77)	$(1.71)	$0.75
Net income (loss) per share, diluted	$(1.05)	$(1.59)	$(1.77)	$(1.71)	$0.74

	At December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Balance Sheet Data
Cash, cash equivalents, restricted cash, and marketable
securities (current and non-current)	$527,461	$846,279	$522,859	$316,654	$348,912
Total assets	670,038	936,258	585,090	423,501	473,108
Notes payable - current portion		200,000
Notes payable - long-term portion			200,000	200,000	200,000
Stockholders’ equity	418,852	460,267	216,624	114,002	182,543

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     We are a biopharmaceutical company that discovers, develops, and commercializes pharmaceutical products for the treatment of serious medical conditions. We currently have one marketed product: ARCALYST® (rilonacept) Injection for Subcutaneous Use, which is now available for prescription in the United States for the treatment of Cryopyrin-Associated Periodic Syndromes (CAPS), including Familial Cold Auto-inflammatory Syndrome (FCAS) and Muckle-Wells Syndrome (MWS) in adults and children 12 and older. We also have six clinical development programs, including three late-stage clinical programs. Our late stage programs are aflibercept (VEGF Trap), which is being developed in oncology in collaboration with the sanofi-aventis Group, VEGF Trap-Eye, which is being developed in eye diseases using intraocular delivery in collaboration with Bayer HealthCare LLC, and ARCALYST which is being developed for the treatment of gout. Our earlier stage clinical programs are REGN88, an antibody to the interleukin-6 receptor (IL-6R), REGN421, an antibody to Delta-like ligand-4 (Dll4), which is being developed in rheumatoid arthritis, and REGN475, an antibody to Nerve Growth Factor (NGF), which is being developed for the treatment of pain. All three of these antibodies are being developed with sanofi-aventis. Our preclinical research programs are in the areas of oncology and angiogenesis, ophthalmology, metabolic and related diseases, muscle diseases and disorders, inflammation and immune diseases, bone and cartilage, pain, and cardiovascular diseases.

     Developing and commercializing new medicines entails significant risk and expense. Since inception we have not generated any significant sales or profits from the commercialization of ARCALYST or any of our other product candidates. Before significant revenues from the commercialization of ARCALYST or our other product candidates can be realized, we (or our collaborators) must overcome a number of hurdles which include successfully completing research and development and obtaining regulatory approval from the FDA and regulatory authorities in other countries. In addition, the biotechnology and pharmaceutical industries are rapidly evolving and highly competitive, and new developments may render our products and technologies uncompetitive or obsolete.

     From inception on January 8, 1988 through December 31, 2008, we had a cumulative loss of $875.9 million. In the absence of significant revenues from the commercialization of ARCALYST or our other product candidates or other sources, the amount, timing, nature, and source of which cannot be predicted, our losses will continue as we conduct our research and development activities. We expect to incur substantial losses over the next several years as we continue the clinical development of VEGF Trap-Eye and ARCALYST; advance new product candidates into clinical development from our existing research programs utilizing our technologies for designing fully human monoclonal antibodies; continue our research and development programs; and commercialize additional product candidates that receive regulatory approval, if any. Also, our activities may expand over time and require additional resources, and we expect our operating losses to be substantial over at least the next several years. Our losses may fluctuate from quarter to quarter and will depend on, among other factors, the progress of our research and development efforts, the timing of certain expenses, and the amount and timing of payments that we receive from collaborators.

     As a company that does not expect to be profitable over the next several years, management of cash flow is extremely important. The most significant use of our cash is for research and development activities, which include drug discovery, preclinical studies, clinical trials, and the manufacture of drug supplies for preclinical studies and clinical trials. We are reimbursed for some of these research and development activities by our collaborators. Our principal sources of cash to-date have been from (i) sales of common equity, both in public offerings and to our collaborators, including sanofi-aventis, (ii) a private placement of convertible debt, which was repaid in full during 2008, and (iii) funding from our collaborators in the form of up-front payments, research progress payments, and payments for our research and development activities.

     In 2008, our research and development expenses totaled $278.0 million. In 2009, we expect these expenses to increase substantially as we (i) continue to expand our research and preclinical and clinical development activities in connection with our antibody collaboration with sanofi-aventis, (ii) expand our VEGF Trap-Eye, ARCALYST, and aflibercept clinical programs, and (iii) increase our research and development headcount.

     A primary driver of our expenses is our number of full-time employees. Our annual average headcount in 2008 was 810 compared with 627 in 2007 and 573 in 2006. In 2008 our average headcount increased primarily to support our expanded research and development activities in connection with our antibody collaboration with sanofi-aventis. In 2007 our average headcount increased primarily to support our expanded development programs for VEGF Trap-Eye and ARCALYST and our plans to move our first antibody candidate into clinical trials. In 2009, we expect our average headcount to increase to approximately 950-1,000, primarily to support the further expansion of our research, development, and marketing activities as described above, especially in connection with our antibody collaboration with sanofi-aventis.

     The planning, execution, and results of our clinical programs are significant factors that can affect our operating and financial results. In our clinical programs, key events in 2008 and plans for 2009 are as follows:

Clinical Program	2008 Events		2009 Plans
ARCALYST®	•	Received FDA approval for CAPS	•	Initiate Phase 3 development
(rilonacept; also	•	Launched ARCALYST		program of ARCALYST in
known as IL-1		commercially in CAPS		the prevention of gout flares
Trap)	•	Reported data from a Phase 2 study in		in patients initiating urate-
		the prevention of gout flares in patients		lowering drug therapy and in
		initiating urate-lowering drug therapy		acute gout
Aflibercept	•	Reported final data from Phase 2	•	Initiate Phase 2 1st-line study in
(VEGF Trap –		single-agent trial in advanced ovarian		metastatic colorectal cancer in
Oncology)		cancer		combination with chemotherapy
	•	Reported results from four Phase 1	•	Report results of Phase 2
		dose-escalation studies in combination		single-agent study in SMA
		with chemotherapy in solid tumors	•	Continue enrollment of four
	•	Completed enrollment of Phase 2		Phase 3 studies
single-agent study in symptomatic
malignant ascites (SMA)
VEGF Trap-Eye	•	Presented positive final data through	•	Complete enrollment in VIEW 1
(intravitreal		52 weeks from the Phase 2 trial in wet		and VIEW 2 trials
injection)		AMD	•	Continue enrolling patients in
	•	Bayer HealthCare initiated second		the Phase 2 DME trial
Phase 3 trial (VIEW 2) in wet AMD
outside the United States
	•	Initiated a Phase 2 study in DME
Monoclonal	•	Filed IND for REGN421 (anti-Dll4)	•	Initiate Phase 1 trial for
Antibodies	•	Filed IND for REGN475 (anti-NGF)		REGN421 in oncology
			•	Initiate Phase 1 trial for
REGN475
			•	Report data from Phase 1
trial of REGN88 (anti-IL-6R) in
rheumatoid arthritis
			•	Advance additional antibody
candidate(s) into clinical
development

Critical Accounting Policies and Use of Estimates

     A summary of the significant accounting policies that impact us is provided in Note 2 to our Financial Statements, beginning on page F-7. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect reported amounts and related disclosures in the financial statements. Management considers an accounting estimate to be critical if:

  It requires an assumption (or assumptions) regarding a future outcome; and

  Changes in the estimate or the use of different assumptions to prepare the estimate could have a material effect on our results of operations or financial condition.

     Management believes the current assumptions used to estimate amounts reflected in our financial statements are appropriate. However, if actual experience differs from the assumptions used in estimating amounts reflected in our financial statements, the resulting changes could have a material adverse effect on our results of operations, and in certain situations, could have a material adverse effect on our liquidity and financial condition. The critical accounting estimates that impact our financial statements are described below.

Revenue Recognition

Contract Research and Development Revenue

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

     In connection with non-refundable licensing payments, our performance period estimates are principally based on projections of the scope, progress, and results of our research and development activities. Due to the variability in the scope of activities and length of time necessary to develop a drug product, changes to development plans as programs progress, and uncertainty in the ultimate requirements to obtain governmental approval for commercialization, revisions to performance period estimates are likely to occur periodically and could result in material changes to the amount of revenue recognized each year in the future. In addition, our estimated performance periods may change if development programs encounter delays or we and our collaborators decide to expand or contract our clinical plans for a drug candidate in various disease indications. For example, for the year ended December 31, 2007, we recognized $2.6 million less in contract research and development revenue, compared to amounts recognized in 2006, in connection with non-refundable up-front payments previously received from sanofi-aventis pursuant to the companies’ aflibercept collaboration, due to an extension of our estimated performance period. In addition, during the fourth quarter of 2008, we extended our estimated performance period in connection with the up-front and milestone payments previously received from Bayer HealthCare pursuant to the companies’ VEGF Trap-Eye collaboration and shortened our estimated performance period in connection with up-front payments from sanofi-aventis pursuant to the companies’ aflibercept collaboration. The net effect of these changes in our estimates resulted in the recognition of $0.4 million less in contract research and development revenue in the fourth quarter of 2008, compared to amounts recognized in connection with these deferred payments in each of the prior three quarters of 2008. Also, if a collaborator terminates an agreement in accordance with the terms of the agreement, we would recognize any unamortized remainder of an up-front or previously deferred payment at the time of the termination.

Product Revenue

     In March 2008, ARCALYST® (rilonacept) became available for prescription in the United States for the treatment of CAPS. We recognize revenue from product sales in accordance with SAB 104. Revenue from product sales is recognized when persuasive evidence of an arrangement exists, title to product and associated risk of loss has passed to the customer, the price is fixed or determinable, collection from the customer is reasonably assured, and we have no further performance obligations. Revenue and deferred revenue from product sales are recorded net of applicable provisions for prompt pay discounts, product returns, estimated rebates payable under governmental programs (including Medicaid), distributor fees, and other sales-related costs. We account for these reductions in accordance with Emerging Issues Task Force Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products) (EITF 01-9), and Statement of Financial Accounting Standards No. (SFAS) 48, Revenue Recognition When Right of Return Exists, as applicable. In accordance with EITF 01-9 and SFAS 48, since we currently have limited historical return and rebate experience for ARCALYST, product sales revenues are deferred until (i) the right of return no longer exists or we can reasonably estimate returns and (ii) rebates have been processed or we can reasonably estimate rebates. We review our estimates of rebates payable each period and record any necessary adjustments in the current period’s net product sales.

Clinical Trial Expenses

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

     Clinical activities which relate principally to clinical sites and other administrative functions to manage our clinical trials are performed primarily by contract research organizations (CROs). CROs typically perform most of the start-up activities for our trials, including document preparation, site identification, screening and preparation, pre-study visits, training, and program management. On a budgeted basis, these start-up costs are typically 10% to 20% of the total contract value. On an actual basis, this percentage range can be significantly wider, as many of our contracts with CROs are either expanded or reduced in scope compared to the original budget, while start-up costs for the particular trial may not change materially. These start-up costs usually occur within a few months after the contract has been executed and are event driven in nature. The remaining activities and related costs, such as patient monitoring and administration, generally occur ratably throughout the life of the individual contract or study. In the event of early termination of a clinical trial, we accrue and recognize expenses in an amount based on our estimate of the remaining non-cancelable obligations associated with the winding down of the clinical trial and/or penalties.

     For clinical study sites, where payments are made periodically on a per-patient basis to the institutions performing the clinical study, we accrue on an estimated cost-per-patient basis an expense based on subject enrollment and activity in each quarter. The amount of clinical study expense recognized in a quarter may vary from period to period based on the duration and progress of the study, the activities to be performed by the sites each quarter, the required level of patient enrollment, the rate at which patients actually enroll in and drop-out of the clinical study, and the number of sites involved in the study. Clinical trials that bear the greatest risk of change in estimates are typically those that have a significant number of sites, require a large number of patients, have complex patient screening requirements, and span multiple years. During the course of a trial, we adjust our rate of clinical expense recognition if actual results differ from our estimates. Our estimates and assumptions for clinical expense recognition could differ significantly from our actual results, which could cause material increases or decreases in research and development expenses in future periods when the actual results become known. No material adjustments to our past clinical trial accrual estimates were made during the years ended December 31, 2008 or 2007.

Stock-based Employee Compensation

     We account for stock-based employee compensation under the provisions of SFAS 123R, Share-Based Payment. We use the Black-Scholes model to compute the estimated fair value of stock option awards. Using this model, fair value is calculated based on assumptions with respect to (i) expected volatility of our Common Stock price, (ii) the periods of time over which employees and members of our board of directors are expected to hold their options prior to exercise (expected lives), (iii) expected dividend yield on our Common Stock, and (iv) risk-free interest rates, which are based on quoted U.S. Treasury rates for securities with maturities approximating the options’ expected lives. Expected volatility has been estimated based on actual movements in our stock price over the most recent historical periods equivalent to the options’ expected lives. Expected lives are principally based on our limited historical exercise experience with previously issued employee and board of director option grants. The expected dividend yield is zero as we have never paid dividends and do not currently anticipate paying any in the foreseeable future.

     The assumptions used in computing the fair value of option awards reflect our best estimates but involve uncertainties related to market and other conditions, many of which are outside of our control. Changes in any of these assumptions may materially affect the fair value of stock options granted and the amount of stock-based compensation recognized in future periods.

     In addition, we have granted performance-based stock option awards which vest based upon the optionee satisfying certain performance and service conditions as defined in the agreements. Potential compensation cost, measured on the grant date, related to these performance options will be recognized only if, and when, these options’ performance conditions are considered to be probable of attainment.

Marketable Securities

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

     On a quarterly basis, we review our portfolio of marketable securities, using both quantitative and qualitative factors, to determine if declines in fair value below cost are other-than-temporary. Such factors include the length of time and the extent to which market value has been less than cost, financial condition and near-term prospects of the issuer, recommendations of investment advisors, and forecasts of economic, market, or industry trends. This review process also includes an evaluation of our ability and intent to hold individual securities until they mature or their full value can be recovered. This review is subjective and requires a high degree of judgment.

     As a result of our quarterly reviews of our marketable securities portfolio, during 2008 and 2007, we recorded charges for other-than-temporary impairment of our marketable securities totaling $2.5 million and $5.9 million, respectively. However, the current economic environment, the deterioration in the credit quality of some of the issuers of securities that we hold, and the recent volatility of securities markets increase the risk that there could be further declines in the market value of marketable securities in our investment portfolio and that such declines could result in additional charges against income in future periods for other-than-temporary impairments, and such amounts could be material.

Depreciation of Property, Plant, and Equipment

     Property, plant, and equipment are stated at cost, net of accumulated depreciation. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets. In some situations, the life of the asset may be extended or shortened if circumstances arise that would lead us to believe that the estimated life of the asset has changed. The life of leasehold improvements may change based on the extension of lease contracts with our landlords. Changes in the estimated lives of assets will result in an increase or decrease in the amount of depreciation recognized in future periods.

Results of Operations

Years Ended December 31, 2008 and 2007

Net Loss

     Regeneron reported a net loss of $82.7 million, or $1.05 per share (basic and diluted), for the year ended December 31, 2008, compared to a net loss of $105.6 million, or $1.59 per share (basic and diluted) for 2007. The decrease in net loss was principally due to revenues earned in 2008 in connection with our November 2007 antibody collaboration with sanofi-aventis, partly offset by higher research and development expenses.

Revenues

     Revenues for the years ended December 31, 2008 and 2007 consist of the following:

(In millions)	2008	2007
Contract research & development revenue
Sanofi-aventis	$154.0	$51.7
Bayer HealthCare	31.2	35.9
Other	7.0	9.0
Total contract research & development revenue	192.2	96.6
Technology licensing revenue	40.0	28.4
Net product sales	6.3
Total revenue	$238.5	$125.0

     The contract research and development revenue we earn from sanofi-aventis, as detailed below, consists partly of reimbursement for research and development expenses and partly of the recognition of revenue related to non-refundable up-front payments of $105.0 million related to the aflibercept collaboration and $85.0 million related to the antibody collaboration.

	Years ended
	December 31,
Sanofi-aventis Contract Research & Development Revenue	2008	2007
(In millions)
Aflibercept:
Regeneron expense reimbursement	$35.6	$38.3
Recognition of deferred revenue related to up-front payments	8.8	8.8
Total aflibercept	44.4	47.1
Antibody:
Regeneron expense reimbursement	97.9	3.7
Recognition of deferred revenue related to up-front payment	10.5	0.9
Recognition of revenue related to VelociGene® agreement	1.2
Total antibody	109.6	4.6
Total sanofi-aventis contract research & development revenue	$154.0	$51.7

     Sanofi-aventis’ reimbursement of Regeneron’s aflibercept expenses decreased in 2008 compared to 2007, primarily due to lower costs related to manufacturing aflibercept clinical supplies. Recognition of deferred revenue relates to sanofi-aventis’ up-front aflibercept payments. As of December 31, 2008, $52.4 million of the original $105.0 million of up-front payments related to aflibercept was deferred and will be recognized as revenue in future periods.

     In 2008, sanofi-aventis’ reimbursement of Regeneron’s antibody expenses consisted of $72.2 million under the discovery agreement and $25.7 million of development costs, related primarily to REGN88, under the license agreement, compared to $3.0 million and $0.7 million respectively, in 2007. Recognition of deferred revenue under the antibody collaboration related to sanofi-aventis’ $85.0 million up-front payment. As of December 31, 2008, $73.6 million of this up-front payment was deferred and will be recognized as revenue in future periods.

     As described above, in August 2008, we entered into a separate VelociGene agreement with sanofi-aventis. For the year ended December 31, 2008, we recognized $1.2 million in revenue related to this agreement.

     The contract research and development revenue we earn from Bayer HealthCare, as detailed below, consists partly of cost sharing of Regeneron VEGF Trap-Eye development expenses and partly of recognition of revenue related to a non-refundable $75.0 million up-front payment and $20.0 million milestone payment.

	Years ended
	December 31,
Bayer HealthCare Contract Research & Development Revenue	2008	2007
(In millions)
Cost-sharing of Regeneron VEGF Trap-Eye development expenses	$18.8	$20.0
Recognition of deferred revenue related to up-front and milestone payments	12.4	15.9
Total Bayer HealthCare contract research & development revenue	$31.2	$35.9

     For the period from the collaboration’s inception in October 2006 through September 30, 2007, all up-front licensing, milestone, and cost-sharing payments received or receivable from Bayer HealthCare had been fully deferred and included in deferred revenue. In the fourth quarter of 2007, we and Bayer HealthCare approved a global development plan for VEGF Trap-Eye in wet AMD. The plan included estimated development steps, timelines, and costs, as well as the projected responsibilities of each of the companies. In addition, in the fourth quarter of 2007, we and Bayer HealthCare reaffirmed the companies’ commitment to a DME development program and had initial estimates of development costs for VEGF Trap-Eye in DME. As a result, effective in the fourth quarter of 2007, the Company determined the appropriate accounting policy for payments from Bayer HealthCare. The $75.0 million up-front licensing payment and the $20.0 million milestone payment (which was received in August 2007 and not considered substantive) from Bayer HealthCare are being recognized as contract research and development revenue over the related estimated performance period. In periods when we recognize VEGF Trap-Eye development expenses that we incur under the collaboration, we also recognize, as contract research and development revenue, the portion of those VEGF Trap-Eye development expenses that is reimbursable from Bayer HealthCare. In periods when Bayer HealthCare incurs agreed upon VEGF Trap-Eye development expenses that benefit the collaboration and Regeneron, we also recognize, as additional research and development expense, the portion of Bayer HealthCare’s VEGF Trap-Eye development expenses that we are obligated to reimburse. In the fourth quarter of 2007, we commenced recognizing previously deferred payments from Bayer HealthCare and cost-sharing of our and Bayer HealthCare’s 2007 VEGF Trap-Eye development expenses through a cumulative catch-up.

     Cost-sharing of our VEGF Trap-Eye development expenses with Bayer HealthCare decreased in 2008 compared to 2007. Under the terms of the collaboration, in 2008, the first $70.0 million of agreed-upon VEGF Trap-Eye development expenses incurred by Regeneron and Bayer HealthCare under a global development plan were shared equally, and we were solely responsible for up to the next $30.0 million. Since both we and Bayer HealthCare incurred higher VEGF Trap-Eye development expenses in 2008 compared to 2007, during the fourth quarter of 2008, we were solely responsible for most of the collaboration’s VEGF Trap-Eye development expenses, which partly contributed to the revenue decrease in 2008 compared to 2007. In addition, the decrease was due in part to the cumulative catchup recognized in 2007 from the inception of the collaboration in October 2006, as described above. Recognition of deferred revenue related to Bayer HealthCare’s $75.0 million up-front and $20.0 million milestone payments also decreased in 2008 from 2007 as a result of the cumulative catch-up. As of December 31, 2008, $66.7 million of the up-front licensing and milestone payments was deferred and will be recognized as revenue in future periods.

     Other contract research and development revenue includes $4.9 million and $5.5 million, respectively, recognized in connection with our five-year grant from the NIH, which we were awarded in September 2006 as part of the NIH’s Knockout Mouse Project.

     In connection with our VelocImmune® license agreements with AstraZeneca and Astellas, each of the $20.0 million annual, non-refundable payments are deferred upon receipt and recognized as revenue ratably over approximately the ensuing year of each agreement. For the years ended December 31, 2008 and 2007, we recognized $40.0 million and $28.4 million, respectively, of technology licensing revenue related to these agreements.

     For the year ended December 31, 2008, we recognized as revenue $6.3 million of ARCALYST® (rilonacept) net product sales for which both the right of return no longer exists and rebates can be reasonably estimated. At December 31, 2008, deferred revenue related to ARCALYST net product sales totaled $4.0 million.

Expenses

     Total operating expenses increased to $328.3 million in 2008 from $239.5 million in 2007. Our average headcount in 2008 increased to 810 from 627 in the same period of 2007 principally as a result of our expanding research and development activities which are primarily attributable to our antibody collaboration with sanofi-aventis.

     Operating expenses in 2008 and 2007 include a total of $32.5 million and $28.1 million, respectively, of non-cash compensation expense related to employee stock option and restricted stock awards (Non-cash Compensation Expense), as detailed below:

	For the year ended December 31, 2008
	Expenses before
	inclusion of Non-cash	Non-cash
	Compensation	Compensation	Expenses as
Expenses	Expense	Expense	Reported
(In millions)
Research and development	$259.0	$19.0	$278.0
Selling, general, and administrative	35.9	13.5	49.4
Cost of goods sold	0.9		0.9
Total operating expenses	$295.8	$32.5	$328.3

	For the year ended December 31, 2007
	Expenses before
	inclusion of Non-cash	Non-cash
	Compensation	Compensation	Expenses as
Expenses	Expense	Expense	Reported
(In millions)
Research and development	$185.4	$16.2	$201.6
Selling, general, and administrative	26.0	11.9	37.9
Total operating expenses	$211.4	$28.1	$239.5

     The increase in total Non-cash Compensation Expense in 2008 was partly attributable to the higher fair market value of our Common Stock on the date of our annual employee option grants made in December 2007 in comparison to the fair market value of annual employee option grants made in recent years prior to 2006. In addition, Non-cash Compensation Expense in 2008 and 2007 included $2.2 million and $0.1 million, respectively, in connection with a December 2007 Restricted Stock award.

Research and Development Expenses

     Research and development expenses increased to $278.0 million for the year ended December 31, 2008 from $201.6 million for 2007. The following table summarizes the major categories of our research and development expenses for the years ended December 31, 2008 and 2007:

	Year Ended December 31,
Research and Development Expenses	2008	2007	Increase
(In millions)
Payroll and benefits(1)	$81.7	$60.6	$21.1
Clinical trial expenses	49.3	37.6	11.7
Clinical manufacturing costs(2)	53.8	47.0	6.8
Research and preclinical development costs	29.6	23.2	6.4
Occupancy and other operating costs	33.6	22.6	11.0
Cost-sharing of Bayer HealthCare VEGF Trap-Eye development expenses(3)	30.0	10.6	19.4
Total research and development	$278.0	$201.6	$76.4
____________________

(1)	Includes $16.7 million and $13.2 million of Non-cash Compensation Expense for the years ended December 31, 2008 and 2007, respectively.

(2)

Represents the full cost of manufacturing drug for use in research, preclinical development, and clinical trials, including related payroll and benefits, Non-cash Compensation Expense, manufacturing materials and supplies, depreciation, and occupancy costs of our Rensselaer manufacturing facility. Includes $2.3 million and $3.0 million of Non-cash Compensation Expense for the years ended December 31, 2008 and 2007, respectively.

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

     Payroll and benefits increased principally due to the increase in employee headcount, as described above. Clinical trial expenses increased due primarily to higher costs related to our clinical development programs for (i) VEGF Trap-Eye, which includes our VIEW 1 trial in wet AMD, (ii) ARCALYST® (rilonacept), which includes our Phase 2 gout flare prevention clinical study, and (iii) monoclonal antibodies, which includes REGN88 as well as clinical-related preparatory activities for REGN421. Clinical manufacturing costs increased due primarily to higher expenses related to VEGF Trap-Eye and monoclonal antibodies, including REGN88. These increases were partially offset by a reduction in manufacturing costs associated with ARCALYST and aflibercept. Research and preclinical development costs increased primarily due to higher costs associated with our antibody programs. Occupancy and other operating costs increased principally in connection with our higher headcount, expanded research and development activities, and new operating lease for our Tarrytown, New York facilities, which commenced in June 2008. Cost-sharing of Bayer HealthCare’s VEGF Trap-Eye development expenses increased primarily due to higher costs in connection with the VIEW 2 trial in wet AMD, which Bayer HealthCare initiated in 2008.

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

	Year ended December 31,
			Increase
Project Costs	2008	2007	(Decrease)
(In millions)
ARCALYST® (rilonacept)	$39.2	$38.1	$1.1
Aflibercept	32.1	33.7	(1.6)
VEGF Trap-Eye	82.7	53.7	29.0
REGN88	21.4	13.6	7.8
Other research programs & unallocated costs	102.6	62.5	40.1
Total research and development expenses	$278.0	$201.6	$76.4

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

     There are numerous uncertainties associated with drug development, including uncertainties related to safety and efficacy data from each phase of drug development, uncertainties related to the enrollment and performance of clinical trials, changes in regulatory requirements, changes in the competitive landscape affecting a product candidate, and other risks and uncertainties described in Item 1A, “Risk Factors”, under “Risks Related to ARCALYST® (rilonacept) and the Development of Our Product Candidates,” “Regulatory and Litigation Risks,” and “Risks Related to Commercialization of Products.” The lengthy process of seeking FDA approvals, and subsequent compliance with applicable statutes and regulations, require the expenditure of substantial resources. Any failure by us to obtain, or delay in obtaining, regulatory approvals could materially adversely affect our business.

     For these reasons and due to the variability in the costs necessary to develop a product and the uncertainties related to future indications to be studied, the estimated cost and scope of the projects and our ultimate ability to obtain governmental approval for commercialization, accurate and meaningful estimates of the total cost to bring our product candidates to market are not available. Similarly, we are currently unable to reasonably estimate if our product candidates will generate material product revenues and net cash inflows. In the first quarter of 2008, we received FDA approval for ARCALYST for the treatment of CAPS, a group of rare, inherited auto-inflammatory diseases. These rare diseases affect a very small group of people. As a result, we can not predict whether the commercialization of ARCALYST in CAPS will result in a significant net cash benefit to us.

Selling, General, and Administrative Expenses

     Selling, general, and administrative expenses increased to $49.4 million in 2008 from $37.9 million in the same period of 2007. In 2008, we incurred $5.2 million of selling expenses related to ARCALYST® (rilonacept) for the treatment of CAPS. General and administrative expenses increased in 2008 due to (i) higher compensation expense primarily resulting from increases in administrative headcount to support our expanded research and development activities, (ii) higher recruitment and related costs associated with expanding our headcount, (iii) higher fees for professional services related to various general corporate matters, and (iv) higher administrative facility-related costs.

Cost of Goods Sold

     During the year ended December 31, 2008, we began recognizing revenue and cost of goods sold from net product sales of ARCALYST. We began capitalizing inventory costs associated with commercial supplies of ARCALYST subsequent to receipt of marketing approval from the FDA in February 2008. Costs for manufacturing supplies of ARCALYST prior to receipt of FDA approval were recognized as research and development expenses in the period that the costs were incurred. Therefore, these costs are not being included in cost of goods sold when revenue is recognized from the sale of those supplies of ARCALYST. Cost of goods sold for 2008 was $0.9 million and consisted primarily of royalties and other period costs related to ARCALYST commercial supplies.

Other Income and Expense

     Investment income decreased to $18.2 million in 2008 from $20.9 million in the 2007, due primarily to lower yields on our cash and marketable securities. In addition, in 2008 and 2007, deterioration in the credit quality of specific marketable securities in our investment portfolio subjected us to the risk of not being able to recover these securities’ carrying values. As a result, in 2008 and 2007, we recognized charges of $2.5 million and $5.9 million related to securities from three issuers and two issuers, respectively, which we considered to be other than temporarily impaired. In 2008, these charges were partially offset by realized gains of $1.2 million on sales of marketable securities during the year.

     Interest expense of $7.8 million and $12.0 million for the years ended December 31, 2008 and 2007, respectively, was attributable to our 5.5% Convertible Senior Subordinated Notes due October 17, 2008. During the second and third quarters of 2008, we repurchased a total of $82.5 million in principal amount of these convertible notes for $83.3 million. In connection with these repurchases, we recognized a $0.9 million loss on early extinguishment of debt, representing the premium paid on the notes plus related unamortized debt issuance costs. The remaining $117.5 million of convertible notes were repaid in full upon their maturity in October 2008.

Income Tax Expense

     In the third quarter of 2008, we implemented a tax planning strategy which resulted in the utilization of certain net operating loss carry-forwards, that would otherwise have expired over the next several years, to offset income for tax purposes. As a result, we incurred and paid income tax expense of $3.1 million, which relates to U.S. federal and New York State alternative minimum tax and included $0.2 million of interest and penalties. This expense was partly offset by a $0.7 million income tax benefit, resulting from a provision in the Housing Assistance Tax Act of 2008 that allowed us to claim a refund for a portion of our unused pre-2006 research tax credits.

Years Ended December 31, 2007 and 2006

Net Loss

     Regeneron reported a net loss of $105.6 million, or $1.59 per share (basic and diluted), for the year ended December 31, 2007, compared to a net loss of $102.3 million, or $1.77 per share (basic and diluted), for 2006.

Revenues

     Revenues for the years ended December 31, 2007 and 2006 consist of the following:

(In millions)	2007	2006
Contract research & development revenue
Sanofi-aventis	$51.7	$47.8
Bayer HealthCare	35.9
Other	9.0	3.3
Total contract research & development revenue	96.6	51.1
Contract manufacturing revenue		12.3
Technology licensing revenue	28.4
Total revenue	$125.0	$63.4

     We earn contract research and development revenue from sanofi-aventis which, as detailed below, consists partly of reimbursement for research and development expenses and partly of the recognition of revenue related to non-refundable up-front payments of $105.0 million related to the aflibercept collaboration and $85.0 million related to the antibody collaboration.

	Years ended
	December 31,
Sanofi-aventis Contract Research & Development Revenue	2007	2006
(In millions)
Aflibercept:
Regeneron expense reimbursement	$38.3	$36.4
Recognition of deferred revenue related to up-front payments	8.8	11.4
Total aflibercept	47.1	47.8
Antibody:
Regeneron expense reimbursement	3.7
Recognition of deferred revenue related to up-front payment	0.9
Total antibody	4.6
Total sanofi-aventis contract research & development revenue	$51.7	$47.8

     Sanofi aventis’ reimbursement of Regeneron’s aflibercept expenses increased in 2007 compared to 2006, primarily due to higher preclinical and clinical development costs. Recognition of deferred revenue related to sanofi-aventis’ up-front aflibercept payments decreased in 2007 from 2006 due to an extension of the estimated performance period over which this deferred revenue is being recognized. As of December 31, 2007, $61.2 million of the original $105.0 million of up-front payments related to aflibercept was deferred and will be recognized as revenue in future periods.

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

     As described above, in the fourth quarter of 2007, we commenced recognizing previously deferred payments from Bayer HealthCare and cost-sharing of our and Bayer HealthCare’s 2007 VEGF Trap-Eye development expenses through a cumulative catch-up. As a result, in the fourth quarter of 2007, we recognized contract research and development revenue of $35.9 million, consisting of (i) $15.9 million related to the $75.0 million up-front licensing payment and the $20.0 million milestone payment, and (ii) $20.0 million related to the portion of our 2007 VEGF Trap-Eye development expenses that is reimbursable from Bayer HealthCare. As of December 31, 2007, $79.1 million of the up-front licensing and milestone payments was deferred and will be recognized as revenue in future periods.

     Other contract research and development revenue includes $5.5 million and $0.5 million in 2007 and 2006, respectively, recognized in connection with our five-year grant from the NIH, which we were awarded in September 2006 as part of the NIH’s Knockout Mouse Project.

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

     In connection with our license agreement with AstraZeneca, as described above, the $20.0 million non-refundable, up-front payment, which we received in February 2007, was deferred and recognized as revenue ratably over the twelve month period beginning in February 2007. In connection with our license agreement with Astellas, as described above, the $20.0 million non-refundable, up-front payment, which we received in April 2007, was deferred and recognized as revenue ratably over the twelve month period beginning in June 2007. For the year ended December 31, 2007, we recognized $28.4 million of technology licensing revenue related to these agreements.

Expenses

     Total operating expenses increased to $239.5 million in 2007 from $171.1 million in 2006. Our average employee headcount in 2007 increased to 627 from 573 in 2006, primarily to support our expanded development programs for VEGF Trap-Eye and ARCALYST® (rilonacept) and our activities to move our first antibody candidate (REGN88) into clinical trials. Operating expenses in 2007 and 2006 include a total of $28.1 million and $18.6 million of Non-cash Compensation Expense, as detailed below:

	For the year ended December 31, 2007
	Expenses before
	inclusion of Non-cash	Non-cash
	Compensation	Compensation	Expenses as
Expenses	Expense	Expense	Reported
(In millions)
Research and development	$185.4	$16.2	$201.6
Selling, general, and administrative	26.0	11.9	37.9
Total operating expenses	$211.4	$28.1	$239.5

	For the year ended December 31, 2006
	Expenses before
	inclusion of Non-cash	Non cash
	Compensation	Compensation	Expenses as
Expenses	Expense	Expense	Reported
(In millions)
Research and development	$126.7	$10.4	$137.1
Contract manufacturing	7.8	0.3	8.1
Selling, general, and administrative	18.0	7.9	25.9
Total operating expenses	$152.5	$18.6	$171.1

     The increase in total Non-cash Compensation Expense in 2007 was primarily due to the higher fair market value of our Common Stock on the date of our annual employee option grants made in December 2006 in comparison to the fair market value of our Common Stock on the dates of annual employee option grants made in recent prior years.

Research and Development Expenses

     Research and development expenses increased to $201.6 million for the year ended December 31, 2007 from $137.1 million for 2006. The following table summarizes the major categories of our research and development expenses for the years ended December 31, 2007 and 2006:

	Year Ended December 31,
Research and Development Expenses	2007	2006	Increase
(In millions)
Payroll and benefits(1)	$ 60.6	$ 44.8	$15.8
Clinical trial expenses	37.6	14.9	22.7
Clinical manufacturing costs(2)	47.0	39.2	7.8
Research and preclinical development costs	23.2	17.5	5.7
Occupancy and other operating costs	22.6	20.7	1.9
Cost-sharing of Bayer HealthCare VEGF Trap-Eye development expenses(3)	10.6		10.6
Total research and development	$201.6	$137.1	$64.5
____________________

(1)	Includes $13.2 million and $8.6 million of Non-cash Compensation Expense for the years ended December 31, 2007 and 2006, respectively.

(2)

Represents the full cost of manufacturing drug for use in research, preclinical development, and clinical trials, including related payroll and benefits, Non-cash Compensation Expense, manufacturing materials and supplies, depreciation, and occupancy costs of our Rensselaer manufacturing facility. Includes $3.0 million and $1.8 million of Non-cash Compensation Expense for the years ended December 31, 2007 and 2006, respectively.

(3)

In the fourth quarter of 2007, when we commenced recognizing cost-sharing of our and Bayer HealthCare’s 2007 VEGF Trap-Eye development expenses, we recognized as additional research and development expense a cumulative catch-up of $10.6 million of VEGF Trap-Eye development expenses that we were obligated to reimburse to Bayer HealthCare.

     Payroll and benefits increased primarily due to the increase in employee headcount, as described above, annual compensation increases effective in 2007, and higher Non-cash Compensation Expense, as described above. Clinical trial expenses increased due primarily to higher costs related to our Phase 3 study of VEGF Trap-Eye in wet AMD, which we initiated in the third quarter of 2007, and our ongoing Phase 1 and 2 studies of VEGF Trap-Eye in wet AMD. Clinical manufacturing costs increased due primarily to higher costs related to manufacturing ARCALYST and preclinical and clinical supplies of REGN88, which were partly offset by lower costs related to manufacturing aflibercept and VEGF Trap-Eye. Research and preclinical development costs increased primarily due to higher costs related to our human monoclonal antibody programs, including REGN88, and utilization of our proprietary technology platforms. Occupancy and other operating costs increased primarily as a result of higher Company headcount and our expanded research and development activities.

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

	Year ended December 31,
Project Costs	2007	2006	Increase
(In millions)
ARCALYST® (rilonacept)	$ 38.1	$ 29.6	$ 8.5
Aflibercept	33.7	30.7	3.0
VEGF Trap-Eye	53.7	21.9	31.8
REGN88	13.6		13.6
Other research programs & unallocated costs	62.5	54.9	7.6
Total research and development expenses	$201.6	$137.1	$64.5

     For the reasons described above in Results of Operations for the years ended December 31, 2008 and 2007, under the caption “Research and Development Expenses”, and due to the variability in the costs necessary to develop a product and the uncertainties related to future indications to be studied, the estimated cost and scope of the projects and our ultimate ability to obtain governmental approval for commercialization, accurate and meaningful estimates of the total cost to bring our product candidates to market are not available. Similarly, we are currently unable to reasonably estimate if our product candidates will generate material product revenues and net cash inflows. In the first quarter of 2008, we received FDA approval for ARCALYST® (rilonacept) for the treatment of CAPS, a group of rare, inherited auto-inflammatory diseases. These rare diseases affect a very small group of people. As a result, we can not predict whether the commercialization of ARCALYST in CAPS will result in a significant net cash benefit to us.

Contract Manufacturing Expenses

     We had no contract manufacturing expenses in 2007 compared to $8.1 million in 2006, due to the expiration of our manufacturing agreement with Merck in October 2006.

Selling, General, and Administrative Expenses

     Selling, general, and administrative expenses increased to $37.9 million in 2007 from $25.9 million in the same period of 2006 primarily due to (i) higher Non-cash Compensation Expense, as described above, (ii) higher compensation expense principally due to annual increases effective in 2007 and higher administrative headcount to support our expanded research and development activities, (iii) recruitment and related costs associated with expanding our headcount in 2007, (iv) higher fees for consultants and other professional services on various corporate matters, and (v) market research and related expenses incurred in 2007 in connection with our ARCALYST and VEGF Trap-Eye programs.

Other Income and Expense

     Investment income increased to $20.9 million in 2007 from $16.5 million in 2006, resulting primarily from higher balances of cash and marketable securities (due, in part, to the up-front payment received from Bayer HealthCare in October 2006, as described above, and the receipt of net proceeds from the November 2006 public offering of our Common Stock). This increase was partly offset by a $5.9 million charge in 2007 related to marketable securities which we considered to be other than temporarily impaired in value. In the second half of 2007, deterioration in the credit quality of marketable securities from two issuers has subjected us to the risk of being unable to recover their full principal value, which totals $14.0 million. Interest expense was $12.0 million in 2007 and 2006. Interest expense was attributable primarily to our 5.5% Convertible Senior Subordinated Notes due October 17, 2008.

Liquidity and Capital Resources

     Since our inception in 1988, we have financed our operations primarily through offerings of our equity securities, a private placement of convertible debt (which was repaid in 2008), purchases of our equity securities by our collaborators, including sanofi-aventis, revenue earned under our past and present research and development agreements, including our agreements with sanofi-aventis and Bayer HealthCare, our past contract manufacturing agreements, and our technology licensing agreements, ARCALYST product revenue, and investment income.

Years Ended December 31, 2008 and 2007

     At December 31, 2008, we had $527.5 million in cash, cash equivalents, restricted cash and marketable securities compared with $846.3 million at December 31, 2007. Under the terms of our non-exclusive license agreements with AstraZeneca and Astellas, each company made two $20.0 million annual, non-refundable payments to us, one in 2007 and the other in 2008. In August 2007, we received a $20.0 million milestone payment from Bayer HealthCare following dosing of the first patient in our Phase 3 study of VEGF Trap-Eye in wet AMD. In December 2007, we received an $85.0 million upfront payment in connection with our new antibody collaboration with sanofi-aventis. Sanofi-aventis also purchased 12 million newly issued, unregistered shares of our Common Stock in December 2007 for gross proceeds to us of $312.0 million.

Cash (Used in) Provided by Operations

     Net cash used in operations was $89.1 million in 2008, and net cash provided by operations was $27.4 million in 2007 and $23.1 million in 2006. Our net losses of $82.7 million in 2008, $105.6 million in 2007, and $102.3 million in 2006 included $32.5 million, $28.1 million, and $18.7 million, respectively, of Non-cash Compensation Expense. Our net losses also included depreciation and amortization of $11.3 million, $11.5 million, and $14.6 million in 2008, 2007, and 2006, respectively.

     At December 31, 2008, accounts receivable increased by $16.9 million, compared to end-of-year 2007, primarily due to a higher receivable balance related to our antibody collaboration with sanofi-aventis. Also, prepaid expenses and other assets increased by $6.6 million at December 31, 2008 compared to end-of-year 2007 due to a $12.5 million payment to Cellectis S.A. in July 2008, described below, which is being amortized in proportion to past and anticipated future revenues under our license agreements with AstraZeneca and Astellas and our antibody discovery agreement with sanofi-aventis. Our deferred revenue balances at December 31, 2008 decreased by $26.8 million, compared to end-of-year 2007, primarily due to the amortization of previously received deferred payments under our collaborations with sanofi-aventis and Bayer HealthCare. This decrease was partly offset by the deferral of $4.0 million of ARCALYST® (rilonacept) net product sales at December 31, 2008.

     At December 31, 2007, accounts receivable increased by $10.8 million compared to end-of-year 2006 due to higher receivable balances related to our collaborations with sanofi-aventis and Bayer HealthCare. Also, prepaid expenses and other assets increased $9.6 million at December 31, 2007 compared to end-of-year 2006 due primarily to higher prepaid clinical trial costs. Our deferred revenue balances at December 31, 2007 increased by $89.8 million, compared to end-of-year 2006, due primarily to (i) the $85.0 million up-front payment received from sanofi-aventis, (ii) the $20.0 million milestone payment from Bayer HealthCare which was deemed to be non-substantive and fully deferred, and (iii) the two $20.0 million up-front payments received from each of AstraZeneca and Astellas, all as described above, partly offset by 2007 revenue recognition, principally from amortization of these deferred payments and prior year deferred payments from sanofi-aventis and Bayer HealthCare. Accounts payable, accrued expenses, and other liabilities increased $18.2 million at December 31, 2007 compared to end-of-year 2006, primarily due to a $4.9 million cost-sharing payment due to Bayer HealthCare in connection with the companies’ VEGF Trap-Eye collaboration and higher accruals in 2007 for payroll costs and clinical-related expenses.

     At December 31, 2006, accounts receivable balances decreased by $29.0 million compared to end-of-year 2005, due to the January 2006 receipt of a $25.0 million up-front payment from sanofi-aventis, which was receivable at December 31, 2005, in connection with an amendment to our aflibercept collaboration to include Japan, and lower amounts due from sanofi aventis for reimbursement of aflibercept development expenses. Also, our deferred revenue balances at December 31, 2006 increased by $60.8 million compared to end-of-year 2005, due primarily to the October 2006 $75.0 million up-front payment from Bayer, as described above, partly offset by 2006 revenue recognition from deferred sanofi-aventis up-front payments.

     The majority of our cash expenditures in 2008, 2007, and 2006 were to fund research and development, primarily related to our clinical programs and, in 2008 and 2007, our preclinical human monoclonal antibody programs. In 2008, 2007, and 2006, we made interest payments totaling $9.3 million, $11.0 million, and $11.0 million, respectively, on our convertible senior subordinated notes.

Cash Provided by (Used in) Investing Activities

     Net cash provided by investing activities was $30.8 million in 2008, and net cash used in investing activities was $85.7 million and $155.1 million in 2007 and 2006, respectively. In 2008, sales or maturities of marketable securities exceeded purchases by $65.7 million, whereas in 2007 and 2006, purchases of marketable securities exceeded sales or maturities by $67.3 million and $150.7 million, respectively. Capital expenditures in 2008 include costs in connection with expanding our manufacturing capacity at our Rensselaer, New York facilities and tenant improvements and related costs in connection with our December 2006 Tarrytown, New York operating lease, as described below. Capital expenditures in 2007 included the purchase of land and a building in Rensselaer for $9.0 million.

Cash (Used in) Provided by Financing Activities

     Net cash used in financing activities was $192.9 million in 2008, and net cash provided by financing activities was $319.4 million and $185.4 million in 2007 and 2006, respectively. In the second and third quarters of 2008, we repurchased $82.5 million in principal amount of our convertible senior subordinated notes for $83.3 million. The remaining $117.5 million of convertible notes were repaid in full upon their maturity in October 2008. In 2007, sanofi-aventis purchased 12 million newly issued, unregistered shares of our Common Stock for gross proceeds to us of $312.0 million. In 2006, we completed a public offering of 7.6 million shares of our Common Stock and received proceeds, after expenses, of $174.6 million. In addition, proceeds from issuances of Common Stock in connection with exercises of employee stock options were $7.9 million in 2008, $7.6 million in 2007, and $10.4 million in 2006.

Fair Value of Marketable Securities

     At December 31, 2008 and 2007, we held marketable securities whose aggregate fair value totaled $278.0 million and $345.7 million, respectively. The composition of our portfolio of marketable securities on these dates was as follows:

	2008		2007
Investment type	Fair Value	Percent	Fair Value	Percent
U.S. Treasury securities	$113.9	41%
U.S. government agency securities	58.3	21%	$ 50.5	15%
U.S. government-guaranteed corporate bonds	29.8	11%
U.S. government guaranteed collateralized mortgage obligations	17.4	6%	48.8	14%
Corporate bonds	37.1	13%	110.7	32%
Asset-backed securities	17.8	7%	45.2	13%
Commercial paper			72.8	21%
Other	3.7	1%	17.7	5%
Total marketable securities	$278.0	100%	$345.7	100%

     In addition, at December 31, 2008 and 2007, we had $249.5 million and $500.6 million, respectively, of cash, cash equivalents, and restricted cash, primarily held in money market funds that invest in U.S. government securities.

     During 2008, as marketable securities in our portfolio matured or paid down, we purchased primarily U.S. Treasury securities, U.S. government agency obligations and U.S. government-guaranteed debt. This shift toward higher quality securities reduced the risk profile, as well as the overall yield, of our portfolio during 2008.

     In particular, we reduced the proportion of asset-backed securities in the portfolio as they deteriorated in credit quality and declined in value due to higher delinquency rates on the underlying collateral supporting these securities. Of the $17.8 million of asset-backed securities that we held at December 31, 2008, $10.0 million were backed by prime and sub-prime residential mortgages and home equity loans. The remaining $7.8 million were backed by automotive loans and credit card receivables, of which one $4.9 million security matured in February 2009. The estimated fair value of our asset-backed securities generally ranged from 80% to 95% of par value at December 31, 2008. We purchased these securities in early 2007 when they were all rated triple-A by at least one of the major rating agencies. In addition, our asset-backed securities are all senior tranches that are paid-down before other subordinated tranches as the loans in the underlying collateral are repaid. Through December 31, 2008, we continued to receive monthly payments of principal and interest on our asset-backed securities holdings. If the monthly principal and interest payments continue at approximately the current rate, we anticipate that all of the asset-backed securities in our portfolio will be repaid within the next two years, and most would be repaid in 2009. However, further deterioration of the current economic environment and/or higher delinquency rates in the underlying collateral supporting an asset-backed security in our investment portfolio could result in future impairment charges related to these securities, which could be material.

     In addition, we reduced the proportion of corporate bonds in our portfolio from 32% at December 31, 2007 to 13% at December 31, 2008, due to the deterioration of the credit quality of many corporate bond issuers. At the end of 2008, we held $37.1 million of corporate bonds issued by financial services companies, of which $5.1 million matured in January 2009 and another $21.6 million are scheduled to mature by the end of 2009. During 2008, we recognized other-than-temporary impairment charges of $2.5 million related to corporate securities in our portfolio. Further deterioration in the credit quality of financial services companies whose debt we hold could result in additional impairment charges, which could be material.

     In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. We adopted the provisions of SFAS 157 as of January 1, 2008, for financial instruments. Although the adoption of SFAS 157 did not materially impact our financial condition, results of operations, or cash flows, we are now required to provide additional disclosures as part of our financial statements. In addition, in October 2008, the FASB issued FASB Staff Position (FSP) 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS 157 in a market that is not active. FSP 157-3 also reaffirms the notion of fair value as an exit price as of the measurement date. FSP 157-3 was effective upon issuance for financial statements that had not yet been issued. We adopted FSP 157-3 for the quarter ended September 30, 2008.

     SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The three tiers are Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. We have determined that the provisions of SFAS 157 are applicable to our marketable securities, which totaled $278.0 million as of December 31, 2008. At December 31, 2008, less than 1% of our marketable securities represented Level 3 assets.

     Changes in Level 3 marketable securities during the year ended December 31, 2008 were as follows:

Level 3
Marketable
(In millions)	Securities
Balance January 1, 2008	$ 7.9
Settlements	(8.2)
Realized gain	1.1
Impairments	(0.7)
Balance December 31, 2008	$ 0.1

     During the year ended December 31, 2008, there were no transfers of marketable securities between Level 2 and Level 3 classifications.

     Our methods for valuing our marketable securities are described in Note 2 to our financial statements included in this Annual Report on Form 10-K. With respect to valuations for pricing our Level 2 marketable securities, we consider quantitative and qualitative factors such as financial conditions and near term prospects of the issuer, recommendations of the investment advisors and forecasts of economic, market, or industry trends. We also review our investment advisors’ policies and procedures for valuation and, for a sample of valuations, review the inputs supporting the valuations and independently test the valuations through the use of an alternative third-party vendor. For valuations that we determine for our Level 3 marketable securities, we regularly monitor these securities and adjust their valuations as deemed appropriate based on the facts and circumstances.

Collaborations with the sanofi-aventis Group

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

     In December 2005, we and sanofi-aventis amended our collaboration agreement to expand the territory in which the companies are collaborating on the development of aflibercept to include Japan. In connection with this amendment, sanofi-aventis agreed to make a $25.0 million non-refundable up-front payment to us, which was received in January 2006. Under the collaboration agreement, as amended, we and sanofi-aventis will share co-promotion rights and profits on sales, if any, of aflibercept outside of Japan for disease indications included in our collaboration. In Japan, we are entitled to a royalty of approximately 35% on annual sales of aflibercept. We may also receive up to $400 million in milestone payments upon receipt of specified marketing approvals, including up to $360 million in milestone payments related to the receipt of marketing approvals for up to eight aflibercept oncology and other indications in the United States or the European Union and up to $40 million related to receipt of marketing approvals for up to five aflibercept oncology indications in Japan.

     We have agreed to manufacture clinical supplies of aflibercept at our plant in Rensselaer, New York. Sanofi-aventis has agreed to be responsible for providing commercial scale manufacturing capacity for aflibercept.

     Under the collaboration agreement, as amended, agreed upon worldwide aflibercept development expenses incurred by both companies during the term of the agreement, including costs associated with the manufacture of clinical drug supply, will be funded by sanofi-aventis. If the collaboration becomes profitable, we will be obligated to reimburse sanofi-aventis for 50% of these development expenses, including 50% of the $25.0 million payment received in connection with the January 2005 amendment to our collaboration agreement, in accordance with a formula based on the amount of development expenses and our share of the collaboration profits and Japan royalties, or at a faster rate at our option. In addition, if the first commercial sale of an aflibercept product for intraocular delivery to the eye predates the first commercial sale of an aflibercept product under the collaboration by two years, we will begin reimbursing sanofi-aventis for up to $7.5 million of aflibercept development expenses in accordance with a formula until the first commercial aflibercept sale under the collaboration occurs. Since inception of the collaboration agreement through December 31, 2008, we and sanofi-aventis have incurred $446.5 million in agreed upon development expenses related to aflibercept. Currently, multiple clinical studies to evaluate aflibercept as both a single agent and in combination with other therapies in various cancer indications are ongoing, and we and sanofi-aventis plan to initiate additional aflibercept clinical studies in 2009.

     Sanofi-aventis funded $35.6 million, $38.3 million, and $36.4 million, respectively, of our aflibercept development costs in 2008, 2007, and 2006, of which $6.3 million, $10.5 million, and $6.8 million, respectively, were included in accounts receivable as of December 31, 2008, 2007, and 2006. In addition, the up-front payments of $80.0 million in September 2003 and $25.0 million in January 2006 from sanofi-aventis were recorded to deferred revenue and are being recognized as contract research and development revenue over the period during which we expect to perform services. In 2008, 2007, and 2006, we recognized $8.8 million, $8.8 million, and $11.4 million of revenue, respectively, related to these up-front payments.

     Sanofi-aventis has the right to terminate the agreement without cause with at least twelve months advance notice. Upon termination of the agreement for any reason, any remaining obligation to reimburse sanofi-aventis for 50% of aflibercept development expenses will terminate and we will retain all rights to aflibercept.

Antibodies

     In November 2007, we and sanofi-aventis entered into a global, strategic collaboration to discover, develop, and commercialize fully human monoclonal antibodies. The collaboration is governed by a Discovery and Preclinical Development Agreement and a License and Collaboration Agreement. We received a non-refundable up-front payment of $85.0 million from sanofi-aventis under the discovery agreement. In addition, sanofi-aventis is funding research at Regeneron to identify and validate potential drug discovery targets and develop fully human monoclonal antibodies against these targets. Sanofi-aventis funded approximately $75 million of research from the collaboration’s inception through December 31, 2008 and will fund up to $100 million per year in 2009 through 2012. The discovery agreement will expire on December 31, 2012; however, sanofi-aventis has an option to extend the agreement for up to an additional three years for further antibody development and preclinical activities.

     For each drug candidate identified under the discovery agreement, sanofi-aventis has the option to license rights to the candidate under the license agreement. If it elects to do so, sanofi-aventis will co-develop the drug candidate with us through product approval. Under the license agreement, agreed upon worldwide development expenses incurred by both companies during the term of the agreement will be funded by sanofi-aventis, except that following receipt of the first positive Phase 3 trial results for a co-developed drug candidate, subsequent Phase 3 trial-related costs for that drug candidate (called Shared Phase 3 Trial Costs) will be shared 80% by sanofi-aventis and 20% by us. If the collaboration becomes profitable, we will be obligated to reimburse sanofi-aventis for 50% of development expenses that were fully funded by sanofi-aventis (or half of $27.8 million as of December 31, 2008) and 30% of Shared Phase 3 Trial Costs, in accordance with a defined formula based on the amounts of these expenses and our share of the collaboration profits from commercialization of collaboration products. If sanofi-aventis does not exercise its option to license rights to a particular drug candidate under the license agreement, we will retain the exclusive right to develop and commercialize such drug candidate, and sanofi-aventis will receive a royalty on sales, if any. The first three therapeutic antibodies to enter clinical development under the collaboration are REGN88, that is being evaluated in rheumatoid arthritis, REGN421, that is being evaluated in oncology in patients with advanced malignancies, and REGN475, that is being evaluated in pain.

     Sanofi-aventis will lead commercialization activities for products developed under the license agreement, subject to our right to co-promote such products. The parties will equally share profits and losses from sales within the United States. The parties will share profits outside the United States on a sliding scale based on sales starting at 65% (sanofi-aventis)/35% (us) and ending at 55% (sanofi-aventis)/45% (us), and losses outside the United States at 55% (sanofi-aventis)/45% (us). In addition to profit sharing, we are entitled to receive up to $250 million in sales milestone payments, with milestone payments commencing only if and after aggregate annual sales outside the United States exceed $1.0 billion on a rolling 12-month basis.

     We are obligated to use commercially reasonable efforts to supply clinical requirements of each drug candidate under the collaboration until commercial supplies of that drug candidate are being manufactured.

     In 2008 and 2007, sanofi-aventis funded $72.2 million and $3.0 million, respectively, of our expenses under the collaboration’s discovery agreement and $25.7 million and $0.7 million, respectively, of our development costs, primarily for REGN88, under the license agreement. Of these amounts, $25.5 million and $3.7 million were included in accounts receivable as of December 31, 2008 and 2007, respectively. In addition, the $85.0 million up-front payment received from sanofi-aventis in December 2007 was recorded to deferred revenue and is being recognized as contract research and development revenue over the period during which we expect to perform services. In 2008 and 2007, we recognized $10.5 million and $0.9 million of revenue, respectively related to this up-front payment.

     In connection with the collaboration, in August 2008, we entered into a separate agreement with sanofi-aventis to use our proprietary VelociGene® technology platform to supply sanofi-aventis with genetically modified mammalian models of gene function and disease. The agreement provides for minimum annual order quantities for the term of the agreement which extends through December 2012, for which we expect to receive payments totaling a minimum of $21.5 million, of which $0.6 million had been received as of December 31, 2008.

     With respect to each antibody product which enters development under the license agreement, sanofi-aventis or we may, by giving twelve months notice, opt-out of further development and/or commercialization of the product, in which event the other party retains exclusive rights to continue the development and/or commercialization of the product. We may also opt-out of the further development of an antibody product if we give notice to sanofi-aventis within thirty days of the date that sanofi-aventis elects to jointly develop such antibody product under the license agreement. Each of the discovery agreement and the license agreement contains other termination provisions, including for material breach by the other party and, in the case of the discovery agreement, a termination right for sanofi-aventis under other limited defined circumstances. Prior to December 31, 2012, sanofi-aventis has the right to terminate the discovery agreement without cause with at least three months advance written notice; however, except under defined circumstances, sanofi-aventis would be obligated to immediately pay to us the full amount of unpaid research funding during the remaining term of the research agreement through December 31, 2012. Upon termination of the collaboration in its entirety, our obligation to reimburse sanofi-aventis for development costs out of any future profits from collaboration products will terminate.

     In December 2007, we sold sanofi-aventis 12 million newly issued, unregistered shares of Common Stock at an aggregate cash price of $312.0 million, or $26.00 per share of Common Stock. As a condition to the closing of this transaction, sanofi-aventis entered into an investor agreement with us, which contains certain demand rights, “standstill provisions”, and other restrictions, which are more fully described in Note 8 to our Financial Statements.

Collaboration with Bayer HealthCare

     In October 2006, we entered into a license and collaboration agreement with Bayer HealthCare to globally develop, and commercialize outside the United States, VEGF Trap-Eye. Under the terms of the agreement, Bayer HealthCare made a non-refundable up-front payment to us of $75.0 million. In August 2007, we received a $20.0 million milestone payment from Bayer HealthCare following dosing of the first patient in the Phase 3 study of VEGF Trap-Eye in wet AMD, and are eligible to receive up to $90 million in additional development and regulatory milestones related to the VEGF Trap-Eye program. We are also eligible to receive up to an additional $135 million in sales milestones if total annual sales of VEGF Trap-Eye outside the United States achieve certain specified levels starting at $200 million.

     We will share equally with Bayer HealthCare in any future profits arising from the commercialization of VEGF Trap-Eye outside the United States. If VEGF Trap-Eye is granted marketing authorization in a major market country outside the United States and the collaboration becomes profitable, we will be obligated to reimburse Bayer HealthCare out of our share of the collaboration profits for 50% of the agreed upon development expenses that Bayer HealthCare has incurred (or half of $63.0 million at December 31, 2008) in accordance with a formula based on the amount of development expenses that Bayer HealthCare has incurred and our share of the collaboration profits, or at a faster rate at our option. Within the United States, we are responsible for any future commercialization of VEGF Trap-Eye and retain exclusive rights to any future profits from commercialization. In 2007, we initiated the VIEW 1 trial in wet AMD and, in 2008, Bayer HealthCare initiated the VIEW 2 trial in wet AMD. In addition, in late 2008, we initiated a Phase 2 study of VEGF Trap-Eye in patients with DME. We are also obligated to use commercially reasonable efforts to supply clinical and commercial product requirements.

     The $75.0 million up-front payment and $20.0 million non-substantive milestone payment from Bayer HealthCare were recorded to deferred revenue. In 2008 and 2007, we recognized $12.4 million and $15.9 million, respectively, of revenue related to these deferred payments. We did not recognize revenue in connection with our collaboration with Bayer HealthCare in 2006.

     Under the terms of the agreement, in 2009 and thereafter, all agreed upon VEGF Trap-Eye development expenses incurred by both companies under a global development plan will be shared equally. In 2008, the first $70.0 million of VEGF Trap-Eye development expenses were shared equally and we were solely responsible for up to the next $30.0 million, which resulted in a net payment of $11.3 million to Bayer HealthCare by us in 2008. In 2007, the first $50.0 million of VEGF Trap-Eye development expenses were shared equally and we were solely responsible for up to the next $40.0 million, which resulted in a net reimbursement of $9.4 million from Bayer HealthCare to us in 2007. Neither party was reimbursed for any development expenses that it incurred prior to 2007. At December 31, 2008 and 2007, accrued expenses included $9.8 million and $4.9 million, respectively, due to Bayer HealthCare. In addition, at December 31, 2007, accounts receivable included $2.8 million due from Bayer HealthCare.

     Bayer HealthCare has the right to terminate the agreement without cause with at least six months or twelve months advance notice depending on defined circumstances at the time of termination. In the event of termination of the agreement for any reason, we retain all rights to VEGF Trap-Eye.

License Agreements with AstraZeneca and Astellas

     Under these non-exclusive license agreements, AstraZeneca and Astellas each made two $20.0 million annual, non-refundable payments to us, one in 2007 and the other in 2008. AstraZeneca and Astellas are each required to make up to four additional annual payments of $20.0 million, subject to each licensee’s ability to terminate its license agreement with us after making two more payments or earlier if the technology does not meet minimum performance criteria.

National Institutes of Health Grant

     Under our five-year grant from the NIH, we are entitled to receive a minimum of $24.5 million over a five-year period, subject to compliance with the grant’s terms and annual funding approvals, including $1.5 million to optimize our existing C57BL/6 ES cell line and its proprietary growth medium. In 2008 and 2007, we recognized $4.9 million and $5.5 million, respectively, of revenue related to the NIH Grant, of which $1.3 million and $1.0 million, respectively, was receivable at the end of 2008 and 2007. In 2009, we expect to receive funding of approximately $5 million for reimbursement of Regeneron expenses related to the NIH Grant.

Convertible Debt

     In 2001, we issued $200.0 million aggregate principal amount of convertible senior subordinated notes, which bore interest at 5.5% per annum, payable semi-annually, and that matured in October 2008. During the second and third quarters of 2008, we repurchased $82.5 million in principal amount of our notes for $83.3 million. The remaining $117.5 million of outstanding convertible notes were repaid in full upon their maturity in October 2008.

License Agreement with Cellectis

     In July 2008, we and Cellectis S.A. entered into an Amended and Restated Non-Exclusive License Agreement. The amended license agreement resolved a dispute between the parties related to the interpretation of a license agreement entered into by the parties in December 2003 pursuant to which we licensed certain patents and patent applications relating to a process for the specific replacement of a copy of a gene in the receiver genome by homologous recombination. Pursuant to the amended license agreement, in July 2008, we made a non-refundable $12.5 million payment to Cellectis and agreed to pay Cellectis a low single-digit royalty based on revenue received by us from any future licenses or sales of our VelociGene® or VelocImmune® products and services. No royalties are payable with respect to our VelocImmune license agreements with AstraZeneca and Astellas or our November 2007 collaboration with sanofi-aventis. Moreover, no royalties are payable on any revenue from commercial sales of antibodies from our VelocImmune technology.

     We are amortizing our $12.5 million payment to Cellectis in proportion to past and anticipated future revenues under our license agreements with AstraZeneca and Astellas and our antibody discovery agreement with sanofi-aventis. In 2008, we recognized $2.7 million of expense related to this agreement.

     In July 2008, we and Cellectis also entered into a Subscription Agreement pursuant to which we purchased 368,301 ordinary shares of Cellectis in November 2008 at a price of EUR 8.63 per share (which was equivalent to $10.98 at the EUR exchange rate on the date of purchase).

Operating Lease – Tarrytown, New York Facilities

     Under our main operating lease, as amended, we currently lease approximately 248,000 square feet of laboratory and office facilities in Tarrytown, New York. In December 2006, we entered into a new operating lease agreement (as amended in October 2007) to lease approximately 257,000 square feet of laboratory and office space at our current Tarrytown location, which included approximately 27,000 square feet that we currently occupy (our retained facilities) and approximately 230,000 square feet in new facilities that are currently under construction and expected to be completed in mid-2009. In September 2008, we amended the operating lease agreement to increase the amount of retained space we will lease from approximately 27,000 square feet to approximately 118,000 square feet, for an amended total under the new lease of approximately 348,000 square feet. The term of the new lease commenced effective June 2008 and will expire in June 2024. Under the new lease we also have various options and rights on additional space at the Tarrytown site, and will continue to lease our present facilities until the new facilities are ready for occupancy. In addition, the lease contains three renewal options to extend the term of the lease by five years each and early termination options for our retained facilities only. The lease provides for monthly payments over the term of the lease related to our retained facilities, the costs of construction and tenant improvements for our new facilities, and additional charges for utilities, taxes, and operating expenses.

     In connection with the new lease agreement, in December 2006, we issued a letter of credit in the amount of $1.6 million to our landlord, which is collateralized by a $1.6 million bank certificate of deposit.

Capital Expenditures

     Our additions to property, plant, and equipment totaled $34.9 million in 2008, $19.6 million in 2007, and $3.3 million in 2006. In 2009, we expect to incur approximately $50 to $60 million in capital expenditures (net of Tarrytown tenant improvement costs that will be reimbursed by our landlord in connection with our new operating lease), primarily in connection with expanding our manufacturing capacity at our Rensselaer, New York facilities and our new Tarrytown operating lease, as described above. We currently expect to incur approximately $30 million in capital expenditures in 2010.

Funding Requirements

     Our total expenses for research and development from inception through December 31, 2008 have been approximately $1,630 million. We have entered into various agreements related to our activities to develop and commercialize product candidates and utilize our technology platforms, including collaboration agreements, such as those with sanofi-aventis and Bayer HealthCare, and agreements to use our Velocigene® technology platform. We incurred expenses associated with these agreements, which include an allocable portion of general and administrative costs, of $230.6 million, $108.2 million, and $43.4 million in 2008, 2007, and 2006, respectively.

     We expect to continue to incur substantial funding requirements primarily for research and development activities (including preclinical and clinical testing). Before taking into account reimbursements from collaborators, we currently anticipate that approximately 50-60% of our expenditures for 2009 will be directed toward the preclinical and clinical development of product candidates, including ARCALYST® (rilonacept), aflibercept, VEGF Trap-Eye, and monoclonal antibodies (including REGN88, REGN421, and REGN475); approximately 25-30% of our expenditures for 2009 will be applied to our basic research and early preclinical activities and the remainder of our expenditures for 2009 will be used for the continued development of our novel technology platforms, capital expenditures, and general corporate purposes.

     We currently anticipate that in 2009 the commercialization of ARCALYST for the treatment of CAPS will not materially enhance or otherwise materially impact our cash flows.

     In connection with our funding requirements, the following table summarizes our contractual obligations as of December 31, 2008. These obligations and commitments assume non-termination of agreements and represent expected payments based on current operating forecasts, which are subject to change:

	Payments Due by Period
		Less than			Greater than
	Total	one year	1 to 3 years	3 to 5 years	5 years
	(In millions)
Operating leases(1)	$230.1	$ 9.1	$26.8	$27.2	$167.0
Purchase obligations(2)	126.3	65.7	59.3	1.3
Total contractual obligations	$356.4	$74.8	$86.1	$28.5	$167.0
____________________

(1)

Includes projected obligations based, in part, upon budgeted construction and tenant improvement costs related to our new operating lease for facilities under construction in Tarrytown, New York, as described above. Excludes future contingent rental costs for utilities, real estate taxes, and operating expenses. In 2008, these costs were $8.4 million.

(2)

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

     Under our collaboration with Bayer HealthCare, over the next several years we and Bayer HealthCare will share agreed upon VEGF Trap-Eye development expenses incurred by both companies, under a global development plan, as described above. In addition, under our collaboration agreements with sanofi-aventis and Bayer HealthCare, if the applicable collaboration becomes profitable, we have contingent contractual obligations to reimburse sanofi-aventis and Bayer HealthCare for a defined percentage (generally 50%) of agreed-upon development expenses incurred by sanofi-aventis and Bayer HealthCare, respectively. Profitability under each collaboration will be measured by calculating net sales less agreed-upon expenses. These reimbursements would be deducted from our share of the collaboration profits (and, for our aflibercept collaboration with sanofi-aventis, royalties on product sales in Japan) otherwise payable to us unless we agree to reimburse these expenses at a faster rate at our option. Given the uncertainties related to drug development (including the development of aflibercept and co-developed antibody candidates in collaboration with sanofi-aventis and VEGF Trap-Eye in collaboration with Bayer HealthCare) such as the variability in the length of time necessary to develop a product candidate and the ultimate ability to obtain governmental approval for commercialization, we are currently unable to reliably estimate if our collaborations with sanofi-aventis and Bayer HealthCare will become profitable.

     The amount we need to fund operations will depend on various factors, including the status of competitive products, the success of our research and development programs, the potential future need to expand our professional and support staff and facilities, the status of patents and other intellectual property rights, the delay or failure of a clinical trial of any of our potential drug candidates, and the continuation, extent, and success of our collaborations with sanofi-aventis and Bayer HealthCare. Clinical trial costs are dependent, among other things, on the size and duration of trials, fees charged for services provided by clinical trial investigators and other third parties, the costs for manufacturing the product candidate for use in the trials, and for supplies, laboratory tests, and other expenses. The amount of funding that will be required for our clinical programs depends upon the results of our research and preclinical programs and early-stage clinical trials, regulatory requirements, the duration and results of clinical trials underway and of additional clinical trials that we decide to initiate, and the various factors that affect the cost of each trial as described above. Currently, we are required to remit royalties on product sales of ARCALYST® (rilonacept) for the treatment of CAPS. In the future, if we are able to successfully develop, market, and sell ARCALYST for other indications or certain of our product candidates, we may be required to pay royalties or otherwise share the profits generated on such sales in connection with our collaboration and licensing agreements.

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

     Other than letters of credit totaling $1.7 million, including a $1.6 million letter of credit issued to our landlord in connection with our operating lease for facilities in Tarrytown, New York, as described above, we have no off-balance sheet arrangements. In addition, we do not guarantee the obligations of any other entity. As of December 31, 2008, we had no established banking arrangements through which we could obtain short-term financing or a line of credit. In the event we need additional financing for the operation of our business, we will consider collaborative arrangements and additional public or private financing, including additional equity financing. Factors influencing the availability of additional financing include our progress in product development, investor perception of our prospects, and the general condition of the financial markets. We may not be able to secure the necessary funding through new collaborative arrangements or additional public or private offerings. If we cannot raise adequate funds to satisfy our capital requirements, we may have to delay, scale-back, or eliminate certain of our research and development activities or future operations. This could materially harm our business.

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

     In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement 133. SFAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how (a) an entity uses derivative instruments, (b) derivative instruments and related hedged items are accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We are required to adopt SFAS 161 for the fiscal year beginning January 1, 2009. Our management does not anticipate that the adoption of SFAS 161 will have a material impact on our financial statements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

     Our earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from our investment of available cash balances in U.S. government, corporate, and asset-backed securities. We do not believe we are materially exposed to changes in interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We estimated that a one percent unfavorable change in interest rates would result in approximately a $1.9 million decrease in the fair value of our investment portfolio at both December 31, 2008 and 2007.

Credit Quality Risk

     We have an investment policy that includes guidelines on acceptable investment securities, minimum credit quality, maturity parameters, and concentration and diversification. Nonetheless, deterioration of the credit quality of an investment security subsequent to purchase may subject us to the risk of not being able to recover the full principal value of the security. In the second half of 2007, we recognized a $5.9 million charge related to marketable securities from two issuers which we considered to be other than temporarily impaired in value. In 2008, an additional $0.7 million impairment charge was recognized related to one of these securities and a $1.8 million charge was recognized related to another marketable security which we considered to be other than temporarily impaired in value.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements required by this Item are included on pages F-1 through F-34 of this report. The supplementary financial information required by this Item is included at pages F-34 of this report.

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

Management Report on Internal Control over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation our management has concluded that our internal control over financial reporting was effective as of December 31, 2008. The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

Changes in Internal Control over Financial Reporting

     There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

     None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

     The information required by this item (other than the information set forth in the next paragraph in this Item 10) will be included in our definitive proxy statement with respect to our 2009 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.

     We have adopted a code of business conduct and ethics that applies to our officers, directors and employees. The full text of our code of business conduct and ethics can be found on the Company’s website (http://www.regeneron.com) under the “Corporate Governance” heading on the “About Us” page.

ITEM 11. EXECUTIVE COMPENSATION

     The information called for by this item will be included in our definitive proxy statement with respect to our 2009 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information called for by this item will be included in our definitive proxy statement with respect to our 2009 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

     The information required by this item will be included in our definitive proxy statement with respect to our 2009 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information called for by this item will be included in our definitive proxy statement with respect to our 2009 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.

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

3.	Exhibits

Exhibit
Number	Description
3.1	(p)	-	Restated Certificate of Incorporation, filed February 11, 2008 with the New York Secretary of State.
3.2	(a)	-	By-Laws of the Company, currently in effect (amended through November 9, 2007).
10.1 +	(b)	-	1990 Amended and Restated Long-Term Incentive Plan.
10.2 +	(q)	-	Amended and Restated 2000 Long-Term Incentive Plan.
10.2.1 +	(c)	-	Form of option agreement and related notice of grant for use in connection with the grant of options to the Registrant’s non-employee directors and named executive officers.
10.2.2 +	(c)	-	Form of option agreement and related notice of grant for use in connection with the grant of options to the Registrant’s executive officers other than the named executive officers.
10.2.3 +	(d)	-	Form of restricted stock award agreement and related notice of grant for use in connection with the grant of restricted stock awards to the Registrant’s executive officers.
10.3 +		-	Amended and Restated Employment Agreement, dated as of November 14, 2008, between the Company and Leonard S. Schleifer, M.D., Ph.D.
10.4* +	(e)	-	Employment Agreement, dated as of December 31, 1998, between the Company and P. Roy Vagelos, M.D.
10.5 +		-	Regeneron Pharmaceuticals, Inc. Change in Control Severance Plan, amended and restated effective as of November 14, 2008.
10.6*	(f)	-	IL-1 License Agreement, dated June 26, 2002, by and among the Company, Immunex Corporation, and Amgen Inc.
10.7*	(g)	-	Collaboration, License and Option Agreement, dated as of March 28, 2003, by and between Novartis Pharma AG, Novartis Pharmaceuticals Corporation, and the Company.
10.8*	(h)	-	Collaboration Agreement, dated as of September 5, 2003, by and between Aventis Pharmaceuticals Inc. and Regeneron Pharmaceuticals, Inc.
10.8.1*	(e)	-	Amendment No. 1 to Collaboration Agreement, by and between Aventis Pharmaceuticals Inc. and Regeneron Pharmaceuticals, Inc., effective as of December 31, 2004.
10.8.2	(i)	-	Amendment No. 2 to Collaboration Agreement, by and between Aventis Pharmaceuticals Inc. and Regeneron Pharmaceuticals, Inc., effective as of January 7, 2005.
10.8.3*	(j)	-	Amendment No. 3 to Collaboration Agreement, by and between Aventis Pharmaceuticals Inc. and Regeneron Pharmaceuticals, Inc., effective as of December 21, 2005.
10.8.4*	(j)	-	Amendment No. 4 to Collaboration Agreement, by and between sanofi-aventis U.S., LLC (successor in interest to Aventis Pharmaceuticals, Inc.) and Regeneron Pharmaceuticals, Inc., effective as of January 31, 2006.
10.9	(h)	-	Stock Purchase Agreement, dates as of September 5, 2003, by and between Aventis Pharmaceuticals Inc. and Regeneron Pharmaceuticals, Inc.
10.10*	(k)	-	License and Collaboration Agreement, dated as of October 18, 2006, by and between Bayer HealthCare LLC and Regeneron Pharmaceuticals, Inc.
10.11*	(l)	-	Non Exclusive License and Material Transfer Agreement, dated as of February 5, 2007 by and between AstraZeneca UK Limited and Regeneron Pharmaceuticals, Inc.
10.12	(m)	-	Lease, dated as of December 21, 2006, by and between BMR-Landmark at Eastview LLC and Regeneron Pharmaceuticals, Inc.
10.12.1*	(o)	-	First Amendment to Lease, by and between BMR-Landmark at Eastview LLC and Regeneron Pharmaceuticals, Inc., effective as of October 24, 2007.
10.12.2	(s)	-	Second Amendment to Lease, by and between BMR-Landmark at Eastview LLC and Regeneron Pharmaceuticals, Inc., effective as of September 30, 2008.
10.13*	(n)	-	Non Exclusive License and Material Transfer Agreement, dated as of March 30, 2007, by and between Astellas Pharma Inc. and Regeneron Pharmaceuticals, Inc.
10.14*	(p)	-	Discovery and Preclinical Development Agreement, dated as of November 28, 2007, by and between Aventis Pharmaceuticals Inc. and Regeneron Pharmaceuticals, Inc.
10.15*	(p)	-	License and Collaboration Agreement, dated as of November 28, 2007, by and among Aventis Pharmaceuticals Inc., sanofi-aventis Amerique Du Nord and Regeneron Pharmaceuticals, Inc.

Exhibit
Number	Description
10.16	(p)	-	Stock Purchase Agreement, dated as of November 28, 2007, by and among sanofi-aventis Amerique Du Nord, sanofi-aventis US LLC and Regeneron Pharmaceuticals, Inc.
10.17	(p)	-	Investor Agreement, dated as of December 20, 2007, by and among sanofi-aventis, sanofi-aventis US LLC, Aventis Pharmaceuticals Inc., sanofi-aventis Amerique du Nord, and Regeneron Pharmaceuticals, Inc.
10.18*	(r)	-	Amended and Restated Non-Exclusive License Agreement, dated as of July 1, 2008 by and between Cellectis, S.A. and Regeneron Pharmaceuticals, Inc.
10.19	(r)	-	Subscription Agreement, dated as of July 1, 2008 by and between Cellectis, S.A. and Regeneron Pharmaceuticals, Inc.
12.1		-	Statement re: computation of ratio of earnings to combined fixed charges of Regeneron Pharmaceuticals, Inc.
23.1		-	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
31.1		-	Certification of CEO pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2		-	Certification of CFO pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32		-	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.

Description:

(a)	Incorporated by reference from the Form 8-K for Regeneron Pharmaceuticals, Inc., filed November 13, 2007.

(b)	Incorporated by reference from the Company’s registration statement on Form S-1 (file number 33-39043).

(c)	Incorporated by reference from the Form 8-K for Regeneron Pharmaceuticals, Inc., filed December 16, 2005.

(d)	Incorporated by reference from the Form 8-K for Regeneron Pharmaceuticals, Inc., filed December 13, 2004.

(e)	Incorporated by reference from the Form 10-K for Regeneron Pharmaceuticals, Inc. for the fiscal year ended December 31, 2004, filed March 11, 2005.

(f)	Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc. for the quarter ended June 30, 2002, filed August 13, 2002.

(g)	Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc. for the quarter ended March 31, 2003, filed May 15, 2003.

(h)	Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc. for the quarter ended September 30, 2003, filed November 12, 2003.

(i)	Incorporated by reference from the Form 8-K for Regeneron Pharmaceuticals, Inc., filed January 11, 2005.

(j)	Incorporated by reference from the Form 10-K for Regeneron Pharmaceuticals, Inc., for the fiscal year ended December 31, 2005, filed February 28, 2006.

(k)	Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc., for the quarter ended September 30, 2006, filed November 6, 2006.

(l)	Incorporated by reference from the Form 10-K for Regeneron Pharmaceuticals, Inc for the year ended December 31, 2006, filed March 12, 2007.

(m)	Incorporated by reference from the Form 8-K for Regeneron Pharmaceuticals, Inc., filed December 22, 2006.

(n)	Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc for the quarter ended March 31, 2007, filed May 4, 2007.

(o)	Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc for the quarter ended September 30, 2007, filed November 7, 2007.

(p)	Incorporated by reference from the Form 10-K for Regeneron Pharmaceuticals, Inc for the year ended December 31, 2007, filed February 27, 2008.

(q)	Incorporated by reference from the Form 8-K for Regeneron Pharmaceuticals, Inc. filed June 17, 2008.

(r)	Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc. for the quarter ended June 30, 2008, filed August 1, 2008.

(s)	Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc. for the quarter ended September 30, 2008, filed November 5, 2008.
____________________

*	Portions of this document have been omitted and filed separately with the Commission pursuant to requests for confidential treatment pursuant to Rule 24b-2.

+	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGENERON PHARMACEUTICALS, INC.

		By:	/S/ LEONARD S. SCHLEIFER
Leonard S. Schleifer, M.D., Ph.D.
President and Chief Executive Officer
Dated:	New York, New York
February 26, 2009

POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Leonard S. Schleifer, President and Chief Executive Officer, and Murray A. Goldberg, Senior Vice President, Finance & Administration, Chief Financial Officer, Treasurer, and Assistant Secretary, and each of them, his true and lawful attorney-in-fact and agent, with the full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities therewith, to sign any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that each said attorney-in-fact and agent, or either of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature		Title
/S/	LEONARD S. SCHLEIFER	President, Chief Executive Officer,
	Leonard S. Schleifer, M.D., Ph.D.	and Director (Principal Executive Officer)
/S/	MURRAY A. GOLDBERG	Senior Vice President, Finance &
	Murray A. Goldberg	Administration, Chief Financial Officer, Treasurer, and Assistant
Secretary (Principal Financial Officer)
/S/	DOUGLAS S. MCCORKLE	Vice President, Controller, and
	Douglas S. McCorkle	Assistant Treasurer (Principal Accounting Officer)
/S/	GEORGE D. YANCOPOULOS	Executive Vice President, Chief Scientific
	George D. Yancopoulos, M.D., Ph.D.	Officer, President, Regeneron Research Laboratories, and Director
/S/	P. ROY VAGELOS	Chairman of the Board
P. Roy Vagelos, M.D.
/S/	CHARLES A. BAKER	Director
Charles A. Baker
/S/	MICHAEL S. BROWN	Director
Michael S. Brown, M.D.
/S/	ALFRED G. GILMAN	Director
Alfred G. Gilman, M.D., Ph.D.
/S/	JOSEPH L. GOLDSTEIN	Director
Joseph L. Goldstein, M.D.
/S/	ERIC M. SHOOTER	Director
Eric M. Shooter, Ph.D.
/S/	GEORGE L. SING	Director
George L. Sing

REGENERON PHARMACEUTICALS, INC.

INDEX TO FINANCIAL STATEMENTS

Page
REGENERON PHARMACEUTICALS, INC.	Numbers
Report of Independent Registered Public Accounting Firm	F-2
Balance Sheets at December 31, 2008 and 2007	F-3
Statements of Operations for the years ended December 31, 2008, 2007, and 2006	F-4
Statements of Stockholders’ Equity for the years ended December 31, 2008, 2007, and 2006	F-5
Statements of Cash Flows for the years ended December 31, 2008, 2007, and 2006	F-6
Notes to Financial Statements	F-7 to F-34

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Regeneron Pharmaceuticals, Inc.:

     In our opinion, the accompanying balance sheets and the related statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Regeneron Pharmaceuticals, Inc. at December 31, 2008 and December 31, 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

New York, New York
February 26, 2009

REGENERON PHARMACEUTICALS, INC.
BALANCE SHEETS

December 31, 2008 and 2007

	2008	2007
	(In thousands,
	except share data)
ASSETS
Current assets
Cash and cash equivalents	$247,796	$498,925
Marketable securities	226,954	267,532
Accounts receivable from the sanofi-aventis Group	33,302	14,244
Accounts receivable - other	1,910	4,076
Prepaid expenses and other current assets	11,480	13,052
Total current assets	521,442	797,829
Restricted cash	1,650	1,600
Marketable securities	51,061	78,222
Property, plant, and equipment, at cost, net of accumulated
depreciation and amortization	87,853	58,304
Other assets	8,032	303
Total assets	$670,038	$936,258
LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$36,168	$39,232
Deferred revenue from sanofi-aventis, current portion	21,390	18,855
Deferred revenue - other, current portion	26,114	25,577
Notes payable		200,000
Total current liabilities	83,672	283,664

Deferred revenue from sanofi-aventis	105,586	126,431
Deferred revenue - other	56,835	65,896
Other long term liabilities	5,093
Total liabilities	251,186	475,991

Commitments and contingencies
Stockholders’ equity
Preferred stock, $.01 par value; 30,000,000 shares authorized; issued and outstanding - none
Class A Stock, convertible, $.001 par value: 40,000,000 shares authorized;
shares issued and outstanding - 2,248,698 in 2008 and 2,260,266 in 2007	2	2
Common Stock, $.001 par value; 160,000,000 shares authorized; shares issued
and outstanding - 77,642,203 in 2008 and 76,592,218 in 2007	78	77
Additional paid-in capital	1,294,813	1,253,235
Accumulated deficit	(875,927)	(793,217)
Accumulated other comprehensive income (loss)	(114)	170
Total stockholders’ equity	418,852	460,267
Total liabilities and stockholders’ equity	$670,038	$936,258

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2008, 2007, and 2006

	2008	2007	2006
	(In thousands, except per share data)
Revenues
Contract research and development from sanofi-aventis	$153,972	$51,687	$47,763
Other contract research and development	38,236	44,916	3,373
Contract manufacturing			12,311
Technology licensing	40,000	28,421
Net product sales	6,249
	238,457	125,024	63,447

Expenses
Research and development	278,016	201,613	137,064
Selling, general, and administrative	49,348	37,865	25,892
Contract manufacturing			8,146
Cost of goods sold	923
	328,287	239,478	171,102

Loss from operations	(89,830)	(114,454)	(107,655)

Other income (expense)
Investment income	18,161	20,897	16,548
Interest expense	(7,752)	(12,043)	(12,043)
Loss on early extinguishment of debt	(938)
	9,471	8,854	4,505

Net loss before income tax expense and cumulative effect of
a change in accounting principle	(80,359)	(105,600)	(103,150)

Income tax expense	2,351

Net loss before cumulative effect of a change in accounting
principle	(82,710)	(105,600)	(103,150)

Cumulative effect of adopting Statement of Financial Accounting
Standards No. 123R (“SFAS 123R”)			813

Net loss	$(82,710)	$(105,600)	$(102,337)

Net loss per share, basic and diluted:
Net loss before cumulative effect of a change in accounting
principle	$(1.05)	$(1.59)	$(1.78)
Cumulative effect of adopting SFAS 123R			0.01

Net loss	$(1.05)	$(1.59)	$(1.77)

Weighted average shares outstanding, basic and diluted	78,827	66,334	57,970

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2008, 2007, and 2006

								Accumulated
					Additional			Other	Total
	Class A Stock		Common Stock		Paid-in	Unearned	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Income (Loss)	Equity	Loss
	(In thousands)
Balance, December 31, 2005	2,347	$2	54,092	$54	$700,011	$(315)	$(585,280)	$(470)	$114,002

Issuance of Common Stock in a public offering at $23.03 per share			7,600	8	175,020				175,028
Cost associated with issuance of equity securities					(412)				(412)
Issuance of Common Stock in connection with
exercise of stock options, net of shares tendered			1,243	1	10,391				10,392
Issuance of Common Stock in connection with
Company 401(k) Savings Plan contribution			121		1,884				1,884
Conversion of Class A Stock to Common Stock	(77)		77
Forfeiture of restricted Common Stock under Long-Term Incentive Plan			(2)
Stock-based compensation expense					18,641				18,641
Adjustment to reduce unearned compensation
upon adoption of SFAS 123R					(315)	315
Cumulative effect of adopting SFAS 123R					(813)				(813)
Net loss, 2006							(102,337)		(102,337)	$(102,337)
Change in net unrealized gain (loss) on marketable securities								239	239	239

Balance, December 31, 2006	2,270	2	63,131	63	904,407	—	(687,617)	(231)	216,624	$(102,098)

Issuance of Common Stock in connection with
exercise of stock options, net of shares tendered			886	1	7,618				7,619
Issuance of Common Stock to sanofi-aventis			12,000	12	311,988				312,000
Cost associated with issuance of equity securities to sanofi-aventis					(219)				(219)
Issuance of Common Stock in connection with
Company 401(k) Savings Plan contribution			65		1,367				1,367
Issuance of restricted Common Stock under Long-Term Incentive Plan			500	1	(1)
Conversion of Class A Stock to Common Stock	(10)		10
Stock-based compensation expense					28,075				28,075
Net loss, 2007							(105,600)		(105,600)	$(105,600)
Change in net unrealized gain (loss) on marketable securities								401	401	401

Balance, December 31, 2007	2,260	2	76,592	77	1,253,235	—	(793,217)	170	460,267	$(105,199)

Issuance of Common Stock in connection with
exercise of stock options, net of shares tendered			980	1	7,948				7,949
Issuance of Common Stock in connection with
Company 401(k) Savings Plan contribution			59		1,107				1,107
Conversion of Class A Stock to Common Stock	(11)		11
Stock-based compensation expense					32,523				32,523
Net loss, 2008							(82,710)		(82,710)	$(82,710)
Change in net unrealized gain (loss) on marketable securities								(284)	(284)	(284)

Balance, December 31, 2008	2,249	$2	77,642	$78	$1,294,813	—	$(875,927)	$(114)	$418,852	$(82,994)

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2008, 2007, and 2006

	2008	2007	2006
	( In thousands)
Cash flows from operating activities
Net loss	$(82,710)	$(105,600)	$(102,337)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	11,287	11,487	14,592
Non-cash compensation expense	32,523	28,075	18,675
Loss on early extinguishment of debt	938
Net realized loss on marketable securities	1,310	5,943
Cumulative effect of a change in accounting principle			(813)
Changes in assets and liabilities
(Increase) decrease in accounts receivable	(16,892)	(10,827)	29,028
(Increase) decrease in prepaid expenses and other assets	(6,560)	(9,649)	155
Decrease in inventory			3,594
(Decrease) increase in deferred revenue	(26,834)	89,764	60,833
(Decrease) increase in accounts payable, accrued expenses, and other liabilities	(2,148)	18,179	(652)
Total adjustments	(6,376)	132,972	125,412
Net cash (used in) provided by operating activities	(89,086)	27,372	23,075

Cash flows from investing activities
Purchases of marketable securities	(581,139)	(594,446)	(456,893)
Sales or maturities of marketable securities	646,861	527,169	306,199
Capital expenditures	(34,857)	(18,446)	(2,811)
Increase in restricted cash	(50)		(1,600)
Net cash provided by (used in) investing activities	30,815	(85,723)	(155,105)

Cash flows from financing activities
Repurchases or repayment of notes payable	(200,807)
Net proceeds from the issuance of Common Stock	7,949	319,400	185,008
Other			390
Net cash (used in) provided by financing activities	(192,858)	319,400	185,398

Net (decrease) increase in cash and cash equivalents	(251,129)	261,049	53,368

Cash and cash equivalents at beginning of period	498,925	237,876	184,508

Cash and cash equivalents at end of period	$247,796	$498,925	$237,876

Supplemental disclosure of cash flow information
Cash paid for interest	$9,348	$11,000	$11,000
Cash paid for income taxes	$3,079

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS
For the years ended December 31, 2008, 2007, and 2006
(Unless otherwise noted, dollars in thousands, except per share data)

1. Organization and Business

     Regeneron Pharmaceuticals, Inc. (the “Company” or “Regeneron”) was incorporated in January 1988 in the State of New York. The Company is engaged in the research, development, and commercialization of therapeutics to treat human disorders and conditions. In 2008, the Company received marketing approval from the U.S. Food and Drug Administration (“FDA”) for the Company’s first commercial drug product, ARCALYST® (rilonacept) Injection for Subcutaneous Use for the treatment of Cryopyrin-Associated Periodic Syndromes (“CAPS”). The Company’s facilities are primarily located in New York. The Company’s business is subject to certain risks including, but not limited to, uncertainties relating to conducting pharmaceutical research, obtaining regulatory approvals, commercializing products, and obtaining and enforcing patents.

2. Summary of Significant Accounting Policies

Cash and Cash Equivalents

     For purposes of the statement of cash flows and the balance sheet, the Company considers all highly liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents. The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

Marketable Securities

     The Company has an investment policy that includes guidelines on acceptable investment securities, minimum credit quality, maturity parameters, and concentration and diversification. The Company generally invests its excess cash in obligations of the U.S. government and its agencies, investment grade debt securities issued by corporations, governments, and financial institutions, bank deposits, asset-backed securities, commercial paper, and money market funds that invest in these instruments. The Company considers its marketable securities to be “available-for-sale,” as defined by Statement of Financial Accounting Standards No. (“SFAS”) 115, Accounting for Certain Investments in Debt and Equity Securities. These assets are carried at fair value and the unrealized gains and losses are included in other accumulated comprehensive income (loss) as a separate component of stockholders’ equity. If the decline in the value of a marketable security in the Company’s investment portfolio is deemed to be other-than-temporary, the Company writes down the security to its current fair value and recognizes a loss that is charged against income. As described under “Use of Estimates” below, on a quarterly basis, the Company reviews its portfolio of marketable securities, using both quantitative and qualitative factors, to determine if declines in fair value below cost are other-than-temporary.

Capitalization of Inventory Costs

     The Company does not capitalize inventory costs associated with commercial supplies of drug product until it has received marketing approval from the FDA. Prior to receipt of FDA approval, costs for manufacturing supplies of drug product are recognized as research and development expenses in the period that the costs were incurred. Therefore, these pre-approval manufacturing costs are not included in cost of goods sold when revenue is recognized from the sale of those supplies of drug product.

     In February 2008, the Company received marketing approval from the FDA for ARCALYST for the treatment of CAPS. In 2008, subsequent to receipt of such marketing approval, ARCALYST shipments to the Company’s customers consisted of supplies of inventory manufactured and expensed prior to FDA approval. At December 31, 2008, the Company had no inventoried costs related to ARCALYST.

REGENERON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2008, 2007, and 2006
(Unless otherwise noted, dollars in thousands, except per share data)

Property, Plant, and Equipment

     Property, plant, and equipment are stated at cost, net of accumulated depreciation. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets. Expenditures for maintenance and repairs which do not materially extend the useful lives of the assets are charged to expense as incurred. The cost and accumulated depreciation or amortization of assets retired or sold are removed from the respective accounts, and any gain or loss is recognized in operations. The estimated useful lives of property, plant, and equipment are as follows:

Building and improvements	7-30 years
Laboratory and other equipment	3-5 years
Furniture and fixtures	5 years

     Leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the lease term, without assuming renewal features, if any, are exercised. Costs of construction of certain long-lived assets include capitalized interest which is amortized over the estimated useful life of the related asset.

Accounting for the Impairment of Long-Lived Assets

     The Company periodically assesses the recoverability of long-lived assets, such as property, plant, and equipment, and evaluates such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Asset impairment is determined to exist if estimated future undiscounted cash flows are less than the carrying amount in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. For all periods presented, no impairment losses were recorded.

Patents

     As a result of the Company’s research and development efforts, the Company has obtained, applied for, or is applying for, a number of patents to protect proprietary technology and inventions. All costs associated with patents are expensed as incurred.

Leases

     The Company accounts for its lease agreements pursuant to SFAS 13, Accounting for Leases. On certain of its lease agreements, the Company may receive rent holidays and other incentives. The Company recognizes lease costs on a straight-line basis without regard to deferred payment terms, such as rent holidays that defer the commencement date of required payments. In addition, lease incentives that the Company receives are treated as a reduction of rent expense over the term of the related agreements.

Revenue Recognition

a. Contract Research and Development Revenue

     The Company recognizes contract research and development revenue and research progress payments in accordance with Staff Accounting Bulletin No. (“SAB”) 104, Revenue Recognition and Emerging Issues Task Force No. (“EITF”) 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. The Company earns contract research and development revenue and research progress payments in connection with collaboration and other agreements to develop and commercialize product candidates and utilize the Company’s technology platforms. The terms of these agreements typically include non-refundable up-front licensing payments, research progress (milestone) payments, and payments for development activities. Non-refundable up-front license payments, where continuing involvement is required of the Company, are deferred and recognized over the related performance period. The Company estimates its performance period based on the specific terms of each agreement, and adjusts the performance periods, if appropriate, based on the applicable facts and circumstances. Payments which are based on achieving a specific performance milestone, involving a degree of risk, are recognized as revenue when the milestone is achieved and the related payment is due and non-refundable, provided there is no future service obligation

REGENERON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2008, 2007, and 2006
(Unless otherwise noted, dollars in thousands, except per share data)

associated with that milestone. Substantive performance milestones typically consist of significant achievements in the development life-cycle of the related product candidate, such as completion of clinical trials, filing for approval with regulatory agencies, and receipt of approvals by regulatory agencies. In determining whether a payment is deemed to be a substantive performance milestone, the Company takes into consideration (i) the nature, timing, and value of significant achievements in the development life-cycle of the related development product candidate, (ii) the relative level of effort required to achieve the milestone, and (iii) the relative level of risk in achieving the milestone, taking into account the high degree of uncertainty in successfully advancing product candidates in a drug development program and in ultimately attaining an approved drug product. Payments for achieving milestones which are not considered substantive are accounted for as license payments and recognized over the related performance period.

     The Company enters into collaboration agreements that include varying arrangements regarding which parties perform and bear the costs of research and development activities. The Company may share the costs of research and development activities with a collaborator, such as in the Company’s VEGF Trap-Eye collaboration with Bayer HealthCare LLC, or the Company may be reimbursed for all or a significant portion of the costs of the Company’s research and development activities, such as in the Company’s aflibercept and antibody collaborations with the sanofi-aventis Group. The Company records its internal and third-party development costs associated with these collaborations as research and development expenses. When the Company is entitled to reimbursement of all or a portion of the research and development expenses that it incurs under a collaboration, the Company records those reimbursable amounts as contract research and development revenue proportionately as the Company recognizes its expenses. If the collaboration is a cost-sharing arrangement in which both the Company and its collaborator perform development work and share costs, in periods when the Company’s collaborator incurs development expenses that benefit the collaboration and Regeneron, the Company also recognizes, as additional research and development expense, the portion of the collaborator’s development expenses that the Company is obligated to reimburse. In addition, the Company records revenue in connection with a government research grant using a proportional performance model as it incurs expenses related to the grant, subject to the grant’s terms and annual funding approvals.

     In connection with non-refundable licensing payments, the Company’s performance period estimates are principally based on projections of the scope, progress, and results of its research and development activities. Due to the variability in the scope of activities and length of time necessary to develop a drug product, changes to development plans as programs progress, and uncertainty in the ultimate requirements to obtain governmental approval for commercialization, revisions to performance period estimates are likely to occur periodically, and could result in material changes to the amount of revenue recognized each year in the future. In addition, estimated performance periods may change if development programs encounter delays or the Company and its collaborators decide to expand or contract the clinical plans for a drug candidate in various disease indications. For example, for the year ended December 31, 2007, the Company recognized $2.6 million less in contract research and development revenue, compared to amounts recognized in 2006, in connection with non-refundable up-front payments previously received from sanofi-aventis pursuant to the companies’ aflibercept collaboration, due to an extension of the Company’s estimated performance period. In addition, during the fourth quarter of 2008, the Company extended its estimated performance period in connection with the up-front and milestone payments previously received from Bayer HealthCare pursuant to the companies’ VEGF Trap-Eye collaboration and shortened its estimated performance period in connection with up-front payments from sanofi-aventis pursuant to the companies’ aflibercept collaboration. The net effect of these changes in the Company’s estimates resulted in the recognition of $0.4 million less in contract research and development revenue in the fourth quarter of 2008, compared to amounts recognized in connection with these deferred payments in each of the prior three quarters of 2008. Also, if a collaborator terminates an agreement in accordance with the terms of the agreement, the Company would recognize any unamortized remainder of an up-front or previously deferred payment at the time of the termination.

b. Contract Manufacturing

     The Company manufactured product and performed services for a third party under a contract manufacturing agreement which expired in October 2006. Contract manufacturing revenue was recognized as product was shipped and as services were performed.

REGENERON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2008, 2007, and 2006
(Unless otherwise noted, dollars in thousands, except per share data)

c. VelocImmune® Technology Licensing

     The Company enters into non-exclusive license agreements with third parties that allow the third party to utilize the Company’s VelocImmune technology in its internal research programs. The terms of these agreements include annual, non-refundable payments and entitle the Company to receive royalties on any future sales of products discovered by the third party using the Company’s VelocImmune technology. Annual, non-refundable payments under these agreements, where continuing involvement is required of the Company, are deferred and recognized ratably over their respective annual license periods.

d. Product Revenue

     In February 2008, the Company received marketing approval from the FDA for ARCALYST® (rilonacept) for the treatment of CAPS. The Company recognizes revenue from product sales in accordance with SAB 104. Revenue from product sales is recognized when persuasive evidence of an arrangement exists, title to product and associated risk of loss has passed to the customer, the price is fixed or determinable, collection from the customer is reasonably assured, and the Company has no further performance obligations. Revenue and deferred revenue from product sales are recorded net of applicable provisions for prompt pay discounts, product returns, estimated rebates payable under governmental programs (including Medicaid), distribution fees, and other sales-related costs. The Company accounts for these reductions in accordance with EITF 01-9, Accounting for Considerations Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), and SFAS 48, Revenue Recognition When Right of Return Exists, as applicable. In accordance with EITF 01-9 and SFAS 48, since the Company currently has limited historical return and rebate experience for ARCALYST, product sales revenues are deferred until (i) the right of return no longer exists or the Company can reasonably estimate returns and (ii) rebates have been processed or the Company can reasonably estimate rebates. The Company reviews its estimates of rebates payable each period and records any necessary adjustments in the current period’s net product sales.

Investment Income

     Interest income, which is included in investment income, is recognized as earned.

Research and Development Expenses

     Research and development expenses include costs directly attributable to the conduct of research and development programs, including the cost of salaries, payroll taxes, employee benefits, materials, supplies, depreciation on and maintenance of research equipment, costs related to research collaboration and licensing agreements, the cost of services provided by outside contractors, including services related to the Company’s clinical trials, clinical trial expenses, the full cost of manufacturing drug for use in research, preclinical development, and clinical trials, amounts that the Company is obligated to reimburse to collaborators for research and development expenses that they incur, and the allocable portions of facility costs, such as rent, utilities, insurance, repairs and maintenance, depreciation, and general support services. All costs associated with research and development are expensed as incurred.

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

     Clinical activities which relate principally to clinical sites and other administrative functions to manage the Company’s clinical trials are performed primarily by contract research organizations (“CROs”). CROs typically perform most of the start-up activities for the Company’s trials, including document preparation, site identification, screening and preparation, pre-study visits, training, and program management. On a budgeted basis, these startup costs are typically 10% to 20% of the total contract value. On an actual basis, this percentage range can be

REGENERON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2008, 2007, and 2006
(Unless otherwise noted, dollars in thousands, except per share data)

significantly wider, as many of the Company’s contracts are either expanded or reduced in scope compared to the original budget, while start-up costs for the particular trial may not change materially. These start-up costs usually occur within a few months after the contract has been executed and are event driven in nature. The remaining activities and related costs, such as patient monitoring and administration, generally occur ratably throughout the life of the individual contract or study. In the event of early termination of a clinical trial, the Company accrues and recognizes expenses in an amount based on its estimate of the remaining non-cancelable obligations associated with the winding down of the clinical trial and/or penalties.

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

Stock-based Employee Compensation

     Effective January 1, 2006, the Company adopted the provisions of SFAS 123R, Share-Based Payment, which is a revision of SFAS 123, Accounting for Stock-Based Compensation. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, and requires the recognition of compensation expense in an amount equal to the fair value of the share-based payment (including stock options and restricted stock) issued to employees. SFAS 123R requires companies to estimate, at the time of grant, the number of awards that are expected to be forfeited and to revise this estimate, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Effective January 1, 2005 and prior to the Company’s adoption of SFAS 123R, the Company recognized the effect of forfeitures in stock-based compensation cost in the period when they occurred, in accordance with SFAS 123. Upon adoption of SFAS 123R effective January 1, 2006, the Company was required to record a cumulative effect adjustment to reflect the effect of estimated forfeitures related to outstanding awards that were not expected to vest as of the SFAS 123R adoption date. This adjustment reduced the Company’s loss by $0.8 million and is included in the Company’s operating results in 2006 as a cumulative-effect adjustment of a change in accounting principle.

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

Comprehensive Income (Loss)

     The Company presents comprehensive income (loss) in accordance with SFAS 130, Reporting Comprehensive Income. Comprehensive income (loss) of the Company includes net income (loss) adjusted for the change in net unrealized gain or loss on marketable securities. The net effect of income taxes on comprehensive income (loss) is immaterial. Comprehensive losses for the years ended December 31, 2008, 2007, and 2006 have been included in the Statements of Stockholders’ Equity.

REGENERON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2008, 2007, and 2006
(Unless otherwise noted, dollars in thousands, except per share data)

Concentration of Credit Risk

     Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents, marketable securities (see Note 3), and receivables from sanofi-aventis and Bayer HealthCare (see Note 4).

Per Share Data

     Net income (loss) per share, basic and diluted, is computed on the basis of the net income (loss) for the period divided by the weighted average number of shares of Common Stock and Class A Stock outstanding during the period. Basic net income (loss) per share excludes restricted stock awards until vested. Diluted net income per share is based upon the weighted average number of shares of Common Stock and Class A Stock outstanding, and of common stock equivalents outstanding when dilutive. Common stock equivalents include: (i) outstanding stock options and restricted stock awards under the Company’s Long-Term Incentive Plans, which are included under the “treasury stock method” when dilutive, and (ii) Common Stock to be issued under the assumed conversion of the Company’s formerly outstanding convertible senior subordinated notes, which are included under the “if-converted method” when dilutive. The computation of diluted net loss per share for the years ended December 31, 2008, 2007, and 2006 does not include common stock equivalents, since such inclusion would be antidilutive.

Risks and Uncertainties

     Developing and commercializing new medicines entails significant risk and expense. Since its inception, the Company has not generated any significant sales or profits from the commercialization of ARCALYST® (rilonacept) or any of the Company’s other product candidates. Before revenues from the commercialization of the Company’s current or future product candidates can be realized, the Company (or its collaborators) must overcome a number of hurdles which include successfully completing research and development and obtaining regulatory approval from the FDA and regulatory authorities in other countries. In addition, the biotechnology and pharmaceutical industries are rapidly evolving and highly competitive, and new developments may render the Company’s products and technologies uncompetitive or obsolete. The Company may be subject to legal claims by third parties seeking to enforce patents to limit or prohibit the Company from marketing or selling its products. The Company is also dependent upon the services of its employees, consultants, collaborators, and certain third-party suppliers, including single-source unaffiliated third-party suppliers of certain raw materials and equipment. Regeneron, as licensee, licenses certain technologies that are important to the Company’s business which impose various obligations on the Company. If Regeneron fails to comply with these requirements, licensors may have the right to terminate the Company’s licenses.

     The Company has generally incurred net losses and negative cash flows from operations since its inception. Revenues to date have principally been limited to (i) up-front, license, milestone, and reimbursement payments from the Company’s collaborators and other entities related to the Company’s development activities and technology platforms, (ii) payments for past contract manufacturing activities, (iii) ARCALYST product sales, and (iv) investment income. Contract research and development revenue in 2008 was primarily earned from sanofi-aventis and Bayer HealthCare under collaboration agreements (see Note 10 for the terms of these agreements). These collaboration agreements contain early termination provisions that are exercisable by sanofi-aventis or Bayer HealthCare, as applicable.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Estimates which could have a significant impact on the Company’s financial statements include:

  Periods over which payments, including non-refundable up-front, license, and milestone payments, are recognized as revenue in connection with collaboration and other agreements to develop and commercialize product candidates and utilize the Company’s technology platforms.

REGENERON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2008, 2007, and 2006
(Unless otherwise noted, dollars in thousands, except per share data)

  Product rebates and returns in connection with the recognition of revenue from product sales.

  Periods over which certain clinical trial costs, including costs for clinical activities performed by contract research organizations, are recognized as research and development expenses.

  The fair value of stock options on their date of grant using the Black-Scholes option-pricing model, based on assumptions with respect to (a) expected volatility of the Company’s Common Stock price, (b) the periods of time for which employees and members of the Company’s board of directors are expected to hold their options prior to exercise (expected lives), (c) expected dividend yield on the Company’s Common Stock, and (d) risk-free interest rates, which are based on quoted U.S. Treasury rates for securities with maturities approximating the options’ expected lives. In addition, in connection with the recognition of stock-based employee compensation expense, the Company is required to estimate, at the time of grant, the number of stock option awards that are expected to be forfeited.

  The Company’s determination of whether marketable securities are other than temporarily impaired. The Company conducts a quarterly review of its portfolio of marketable securities, using both quantitative and qualitative factors, to determine, for securities whose current fair value is less than their cost, whether the decline in fair value below cost is other-than-temporary. In making this determination, the Company considers factors such as the length of time and the extent to which fair value has been less than cost, financial condition and near-term prospects of the issuer, recommendations of investment advisors, and forecasts of economic, market, or industry trends. This review process also includes an evaluation of the Company’s ability and intent to hold individual securities until they mature or their full value can be recovered. This review is subjective and requires a high degree of judgment.

  Useful lives of property, plant, and equipment.

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

     In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement 133. SFAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how (a) an entity uses derivative instruments, (b) derivative instruments and related hedged items are accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is required to adopt SFAS 161 for the fiscal year beginning January 1, 2009. Management does not anticipate that the adoption of SFAS 161 will have a material impact on the Company’s financial statements.

     In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset

REGENERON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2008, 2007, and 2006
(Unless otherwise noted, dollars in thousands, except per share data)

under SFAS 141R under this and other generally accepted accounting principles (“GAAP”). This FSP is effective for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company is required to adopt FSP FAS 142-3 for the fiscal year beginning January 1, 2009. Management does not anticipate that the adoption of this FSP will have a material impact on the Company’s financial statements.

3. Marketable Securities

     Marketable securities at December 31, 2008 and 2007 consisted of debt securities, as detailed below, and, in 2008, equity securities whose fair value was $3.7 million and cost was $4.1 million. The following tables summarize the amortized cost basis of debt securities included in marketable securities, the aggregate fair value of those securities, and gross unrealized holding gains and losses on those securities at December 31, 2008 and 2007:

	Amortized	Fair	Unrealized Holding
At December 31, 2008	Cost Basis	Value	Gains	(Losses)	Net
Maturities within one year
U.S. government obligations	$170,993	$172,253	$1,260		$1,260
Corporate bonds	26,893	26,661	25	$(257)	(232)
Asset-backed securities	16,939	16,248		(691)	(691)
U.S. government guaranteed collateralized mortgage obligations	11,742	11,792	50		50
	226,567	226,954	1,335	(948)	387

Maturities between one and three years
U.S. government guaranteed corporate bonds	29,853	29,811	82	(124)	(42)
Corporate bonds	10,446	10,414	77	(109)	(32)
Asset-backed securities	1,821	1,556		(265)	(265)
U.S. government guaranteed collateralized mortgage obligations	5,296	5,569	273		273
	47,416	47,350	432	(498)	(66)
	$273,983	$274,304	$1,767	$(1,446)	$321

At December 31, 2007
Maturities within one year
U.S. government obligations	$50,386	$50,475	$89		$89
Corporate and municipal bonds	69,213	69,263	74	$(24)	50
Asset-backed securities	32,671	32,388	42	(325)	(283)
U.S. government guaranteed collateralized mortgage obligations	41,268	41,318	57	(7)	50
Commercial paper	64,846	64,870	25	(1)	24
Certificates of deposit	9,220	9,218		(2)	(2)
	267,604	267,532	287	(359)	(72)

Maturities between one and two years
Corporate and municipal bonds	49,724	49,947	289	(66)	223
Asset-backed securities	12,949	12,838	34	(145)	(111)
U.S. government guaranteed collateralized mortgage obligations	7,346	7,485	139		139
Commercial paper	7,952	7,952
	77,971	78,222	462	(211)	251
	$345,575	$345,754	$749	$(570)	$179

REGENERON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2008, 2007, and 2006
(Unless otherwise noted, dollars in thousands, except per share data)

     At December 31, 2008, marketable securities included an additional unrealized holding loss of $0.4 million related to one equity security in the Company’s marketable securities portfolio. At December 31, 2007, cash equivalents included an unrealized holding loss of $9 thousand.

     The following table shows the fair value of the Company’s marketable securities that have unrealized losses and that are deemed to be only temporarily impaired, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2008 and 2007. The debt securities listed at December 31, 2008 mature at various dates through December 2011.

	Less than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
At December 31, 2008	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Corporate bonds	$15,559	$(287)	$ 2,933	$ (79)	$18,492	$ (366)
Government guaranteed
corporate bonds	11,300	(124)			11,300	(124)
Asset-backed securities	8,700	(87)	9,104	(869)	17,804	(956)
Equity securities	3,608	(436)			3,608	(436)
	$39,167	$(934)	$12,037	$(948)	$51,204	$(1,882)

At December 31, 2007
Corporate and municipal bonds	$36,979	$ (89)	$ 3,056	$ (1)	$40,035	$ (90)
Asset backed securities	18,674	(360)	5,566	(109)	24,240	(469)
U.S. government guaranteed
collateralized mortgage
obligation			6,824	(7)	6,824	(7)
Commercial paper	14,950	(2)			14,950	(2)
Certificates of deposit	9,218	(2)			9,218	(2)
	$79,821	$(453)	$15,446	$(117)	$95,267	$ (570)

     Realized gains and losses are included as a component of investment income. For the year ended December 31, 2008, realized gains on sales of marketable securities totaled $1.2 million and realized losses on sales of marketable securities were not significant. For the years ended December 31, 2007 and 2006, realized gains and losses on sales of marketable securities were not significant. In computing realized gains and losses, the Company computes the cost of its investments on a specific identification basis. Such cost includes the direct costs to acquire the security, adjusted for the amortization of any discount or premium.

     In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. The Company adopted the provisions of SFAS 157 for financial instruments as of January 1, 2008. Although the adoption of SFAS 157 did not materially impact the Company’s financial condition, results of operations, or cash flows, the Company is now required to provide additional disclosures as part of its financial statements. In addition, in October 2008, the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS 157 in a market that is not active. FSP 157-3 also reaffirms the notion of fair value as an exit price as of the measurement date. FSP 157-3 was effective upon issuance for financial statements that had not yet been issued and adopted by the Company for the year ended December 31, 2008.

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

REGENERON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2008, 2007, and 2006
(Unless otherwise noted, dollars in thousands, except per share data)

     The Company’s assets that are measured at fair value on a recurring basis, and that are subject to the disclosure requirements of SFAS 157 at December 31, 2008, were as follows:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
	Fair Value at	Active Markets for	Significant Other	Unobservable
	December 31,	Identical Assets	Observable Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)
Available-for-sale marketable securities	$278,015	$3,608	$274,307	$100

     Marketable securities included in Level 2 above were valued using a market approach utilizing prices and other relevant information generated by market transactions involving identical or comparable assets. During the year ended December 31, 2008, deterioration in the credit quality of a marketable security from one issuer subjected the Company to the risk of not being able to recover the security’s principal value. As a result, the Company recognized a $1.8 million charge related to this Level 2 marketable security, which the Company considered to be other than temporarily impaired.

     Marketable securities included in Level 3 above were valued using information provided by the Company’s investment advisors, including quoted bid prices which take into consideration the securities’ current lack of liquidity. During the year ended December 31, 2007, deterioration in the credit quality of marketable securities from two issuers subjected the Company to the risk of not being able to recover the full principal value of these securities. As a result, the Company recognized a $5.9 million charge related to these marketable securities, which the Company considered to be other than temporarily impaired. During the year ended December 31, 2008, the Company recognized an additional $0.7 million other-than-temporary impairment charge related to one of these marketable securities.

     Changes in marketable securities included in Level 3 above during the twelve month period ended December 31, 2008 were as follows:

Level 3
Marketable
Securities
Balance, January 1, 2008	$7,950
Settlements	(8,194)
Realized gain	1,044
Impairments	(700)
Balance, December 31, 2008	$ 100

     There were no unrealized gains or losses related to the Company’s Level 3 marketable securities for the year ended December 31, 2008. In addition, there were no purchases of Level 3 marketable securities and no transfers of marketable securities between the Level 2 and Level 3 classifications during the period.

     As described in Note 2 above under “Use of Estimates”, on a quarterly basis, the Company reviews its portfolio of marketable securities, using both quantitative and qualitative factors, to determine if declines in fair value below cost are other-than-temporary. As a result of these quarterly reviews, in 2008 and 2007, the Company recorded charges for other-than-temporary impairment of its marketable securities totaling $2.5 million and $5.9 million, respectively, as described above, which are included as a component of investment income. However, the current economic environment, the deterioration in the credit quality of some of the issuers of securities that the Company holds, and the recent volatility of securities markets increase the risk that there could be further declines in the market value of marketable securities in the Company’s investment portfolio and that such declines could result in additional charges against income in future periods for other-than-temporary impairments, and such amounts could be material.

REGENERON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2008, 2007, and 2006
(Unless otherwise noted, dollars in thousands, except per share data)

4. Accounts Receivable

     Accounts receivable as of December 31, 2008 and 2007 consist of the following:

	2008	2007
Receivable from sanofi-aventis (see Note 10)	$33,302	$14,244
Receivable from Bayer HealthCare (see Note 10)		2,797
Other	1,910	1,279
	$35,212	$18,320

5. Property, Plant, and Equipment

     Property, plant, and equipment as of December 31, 2008 and 2007 consist of the following:

	2008	2007
Land	$2,117	$2,117
Building and improvements	74,343	66,208
Leasehold improvements	2,720	13,982
Construction-in-progress	24,520	4,677
Laboratory and other equipment	75,935	61,717
Furniture, computer and office equipment, and other	7,501	6,080
	187,136	154,781
Less, accumulated depreciation and amortization	(99,283)	(96,477)
	$87,853	$58,304

     Construction-in-progress at December 31, 2008 included $13.4 million of tenant improvement and equipment costs in connection with the Company’s new leased facilities in Tarrytown, New York that are currently under construction. See Note 9a.

     Depreciation and amortization expense on property, plant, and equipment amounted to $10.6 million, $10.4 million, and $14.3 million for the years ended December 31, 2008, 2007, and 2006, respectively. Included in these amounts was $0.7 million of depreciation and amortization expense related to contract manufacturing that was capitalized into inventory for the year ended December 31, 2006.

6. Accounts Payable and Accrued Expenses

     Accounts payable and accrued expenses as of December 31, 2008 and 2007 consist of the following:

	2008	2007
Accounts payable	$6,268	$8,128
Payable due to Bayer HealthCare (see Note 10)	9,799	4,892
Accrued payroll and related costs	5,948	14,514
Accrued clinical trial expense	4,273	5,609
Accrued expenses, other	9,880	3,797
Interest payable on convertible notes		2,292
	$36,168	$39,232

REGENERON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2008, 2007, and 2006
(Unless otherwise noted, dollars in thousands, except per share data)

7. Deferred Revenue

     Deferred revenue as of December 31, 2008 and 2007 consists of the following:

	2008	2007
Current portion:
Received from sanofi-aventis (see Note 10)	$21,390	$18,855
Received from Bayer HealthCare (see Note 10)	9,884	13,179
Received for technology license agreements (see Note 11)	11,579	11,579
Other	4,651	819
	$47,504	$44,432
Long-term portion:
Received from sanofi-aventis (see Note 10)	$105,586	$126,431
Received from Bayer HealthCare (see Note 10)	56,835	65,896
	$162,421	$192,327

8. Stockholders Equity

     The Company’s Restated Certificate of Incorporation provides for the issuance of up to 40 million shares of Class A Stock, par value $0.001 per share, and 160 million shares of Common Stock, par value $0.001 per share. Shares of Class A Stock are convertible, at any time, at the option of the holder into shares of Common Stock on a share-for-share basis. Holders of Class A Stock have rights and privileges identical to Common Stockholders except that each share of Class A is entitled to ten votes per share, while each share of Common Stock is entitled to one vote per share. Class A Stock may only be transferred to specified Permitted Transferees, as defined. Under the Company’s Restated Certificate of Incorporation, the Company’s board of directors (the “Board”) is authorized to issue up to 30 million shares of preferred stock, in series, with rights, privileges, and qualifications of each series determined by the Board.

     In November 2006, the Company completed a public offering of 7.6 million shares of Common Stock at a price of $23.03 per share and received proceeds, after expenses, of $174.6 million.

     In September 2003, sanofi-aventis purchased 2,799,552 newly issued, unregistered shares of the Company’s Common Stock for $45.0 million. See Note 10.

     In December 2007, sanofi-aventis purchased 12 million newly issued, unregistered shares of the Company’s Common Stock for an aggregate cash price of $312.0 million. As a condition to the closing of this transaction, sanofi-aventis entered into an investor agreement with the Company. Under the investor agreement, sanofi-aventis has three demand rights to require the Company to use all reasonable efforts to conduct a registered underwritten public offering with respect to shares of the Company’s Common Stock beneficially owned by sanofi-aventis immediately after the closing of the transaction. Until the later of the fifth anniversaries of the expiration or earlier termination of the License and Collaboration Agreement under the Company’s antibody collaboration with sanofi-aventis (see Note 10) and the Company’s collaboration agreement with sanofi-aventis for the development and commercialization of aflibercept (see Note 10), sanofi-aventis will be bound by certain “standstill” provisions. These provisions include an agreement not to acquire more than a specified percentage of the outstanding shares of the Company’s Class A Stock and Common Stock. The percentage is currently 25% and will increase to 30% after December 20, 2011. Sanofi-aventis has also agreed not to dispose of any shares of the Company’s Common Stock that were beneficially owned by sanofi-aventis immediately after the closing of the transaction until December 20, 2012, subject to certain limited exceptions. Following December 20, 2012, sanofi-aventis will be permitted to sell shares of the Company’s Common Stock (i) in a registered underwritten public offering undertaken pursuant to the demand registration rights granted to sanofi-aventis and described above, subject to the underwriter’s broad distribution of securities sold, (ii) pursuant to Rule 144 under the Securities Act and transactions exempt from registration under the Securities Act, subject to a volume limitation of one million shares of the Company’s Common Stock every three months and a prohibition on selling to beneficial owners, or persons that would become beneficial owners as a result of such sale, of 5% or

REGENERON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2008, 2007, and 2006
(Unless otherwise noted, dollars in thousands, except per share data)

more of the outstanding shares of the Company’s Common Stock, and (iii) into an issuer tender offer, or a tender offer by a third party that is recommended or not opposed by the Company’s Board of Directors. Sanofi-aventis has agreed to vote, and cause its affiliates to vote, all shares of the Company’s voting securities they are entitled to vote, at sanofi-aventis’ election, either as recommended by the Company’s Board of Directors or proportionally with the votes cast by the Company’s other shareholders, except with respect to certain change of control transactions, liquidation or dissolution, stock issuances equal to or exceeding 10% of the then outstanding shares or voting rights of the Company’s Class A Stock and Common Stock, and new equity compensation plans or amendments if not materially consistent with the Company’s historical equity compensation practices. The rights and restrictions under the investor agreement are subject to termination upon the occurrence of certain events.

9. Commitments and Contingencies

a. Operating Leases

     The Company currently leases laboratory and office facilities in Tarrytown, New York under operating lease agreements. In December 2006, the Company entered into a new operating lease agreement to lease laboratory and office space that is now under construction and expected to be completed in mid-2009 at the Company’s current Tarrytown location, plus retain a portion of the Company’s existing space. In October 2007 and September 2008, the Company amended the December 2006 operating lease agreement to increase the amount of new and existing space to be leased. The term of the lease commenced effective June 30, 2008 and will expire in June 2024. Under the new lease the Company also has various options and rights on additional space at the Tarrytown site, and will continue to lease its present facilities until the new facilities are ready for occupancy. In addition, the lease contains three renewal options to extend the term of the lease by five years each and early termination options for the Company’s retained facilities only. The lease provides for monthly payments over the term of the lease related to the Company’s retained facilities, the costs of construction and tenant improvements for the Company’s new facilities, and additional charges for utilities, taxes, and operating expenses.

     In connection with the new lease agreement, in December 2006, the Company issued a letter of credit in the amount of $1.6 million to its landlord, which is collateralized by a $1.6 million bank certificate of deposit. The certificate of deposit has been classified as restricted cash at December 31, 2008 and 2007.

     In November 2007, the Company entered into a new operating sublease for additional office space in Tarrytown, New York. The lease expires in September 2009 and contains two renewal options to extend the term of the sublease by three months each. In April 2008, the Company entered into a new operating sublease for additional office space located in Tarrytown, New York. The lease expires in March 2010 and contains one renewal option to extend the term of the sublease by six months. In October 2008 the Company entered into a new sublease with sanofi-aventis U.S. Inc. for office space in Bridgewater, New Jersey. The lease commences in January 2009 and expires in July 2011.

     The Company formerly leased manufacturing, office, and warehouse facilities in Rensselaer, New York under an operating lease agreement. The lease provided for base rent plus additional rental charges for utilities, taxes, and operating expenses, as defined. In June 2007, the Company exercised a purchase option under the lease and, in October 2007, purchased the land and building.

     The Company leases certain laboratory and office equipment under operating leases which expire at various times through 2011.

REGENERON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2008, 2007, and 2006
(Unless otherwise noted, dollars in thousands, except per share data)

     Based, in part, upon budgeted construction and tenant improvement costs related to our new operating lease for facilities that are under construction in Tarrytown, New York, as described above, at December 31, 2008, the estimated future minimum noncancelable lease commitments under operating leases were as follows:

December 31,	Facilities	Equipment	Total
2009	$8,707	$419	$9,126
2010	13,121	241	13,362
2011	13,252	146	13,398
2012	13,428		13,428
2013	13,764		13,764
Thereafter	166,973		166,973
	$229,245	$806	$230,051

     Rent expense under operating leases was:

Year Ending December 31,	Facilities	Equipment	Total
2008	$10,111	$416	$10,527
2007	4,632	363	4,995
2006	4,492	307	4,799

     As described above, the term of the Company’s operating lease for its new facilities in Tarrytown, New York commenced in mid-2008; as a result, the Company began recognizing rent expense in connection with this new lease, even though actual rent payments will not commence until August 2009. In addition to its rent expense for various facilities, the Company paid additional rental charges for utilities, real estate taxes, and operating expenses of $8.4 million, $8.8 million, and $8.7 million for the years ended December 31, 2008, 2007, and 2006, respectively.

b. Convertible Debt

     In October 2001, the Company issued $200.0 million aggregate principal amount of convertible senior subordinated notes (“Notes”) in a private placement for proceeds to the Company of $192.7 million, after deducting the initial purchasers’ discount and out-of-pocket expenses (collectively, “Deferred Financing Costs”). The Notes bore interest at 5.5% per annum, payable semi-annually, and matured on October 17, 2008. Deferred Financing Costs, which were included in other assets, were amortized as interest expense over the period from the Notes’ issuance to stated maturity. During the second and third quarters of 2008, the Company repurchased $82.5 million in principal amount of the Notes for $83.3 million and recognized a $0.9 million loss on early extinguishment of debt, representing the premium paid on the Notes plus related unamortized Deferred Financing Costs. The remaining $117.5 million of outstanding Notes were repaid in full upon their maturity in October 2008.

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

     Certain agreements under which the Company is required to pay fees permit the Company, upon 30 to 90-day written notice, to terminate such agreements. With respect to payments associated with these agreements, the Company incurred expenses of $3.5 million, $1.0 million, and $1.1 million for the years ended December 31, 2008, 2007, and 2006, respectively.

REGENERON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2008, 2007, and 2006
(Unless otherwise noted, dollars in thousands, except per share data)

     In connection with the Company’s receipt of marketing approval from the FDA for ARCALYST® (rilonacept) for the treatment of CAPS, in 2008, the Company commenced paying royalties under various licensing agreements based on ARCALYST net product sales. For the year ended December 31, 2008, ARCALYST royalties totaled $0.6 million and are included in cost of goods sold.

     In July 2008, the Company and Cellectis S.A. (“Cellectis”) entered into an Amended and Restated Non-Exclusive License Agreement (the “Cellectis Agreement”). The Cellectis Agreement resolved a dispute between the parties related to the interpretation of a license agreement entered into by the parties in December 2003 pursuant to which the Company licensed certain patents and patent applications from Cellectis. Pursuant to the Cellectis Agreement, in July 2008, the Company made a non-refundable $12.5 million payment to Cellectis (the “Cellectis Payment”) and agreed to pay Cellectis a low single-digit royalty based on revenue received by the Company from any future licenses or sales of the Company’s VelociGene® or VelocImmune® products and services. No royalties are payable with respect to the Company’s VelocImmune license agreements with AstraZeneca UK Limited (“AstraZeneca”) and Astellas Pharma Inc. (“Astellas”) or the Company’s November 2007 collaboration with sanofi-aventis. Moreover, no royalties are payable on any revenue from commercial sales of antibodies from the Company’s VelocImmune technology.

     The Company began amortizing the Cellectis Payment in the second quarter of 2008 in proportion to past and future anticipated revenues under the Company’s license agreements with AstraZeneca and Astellas and the Discovery and Preclinical Development Agreement under the Company’s November 2007 collaboration with sanofi-aventis. In 2008, the Company recognized $2.7 million of expense in connection with the Cellectis Payment.

10. Research and Development Agreements

     The Company has entered into various agreements related to its activities to develop and commercialize product candidates and utilize its technology platforms. Amounts earned by the Company in connection with these agreements, which were recognized as contract research and development revenue, totaled $192.2 million, $96.6 million, and $51.1 million in 2008, 2007, and 2006, respectively. Total Company incurred expenses associated with these agreements, which include reimbursable and non-reimbursable amounts, an allocable portion of general and administrative costs, and cost-sharing of a collaborator’s development expenses, where applicable (see Bayer HealthCare below), were $230.6 million, $108.2 million and $43.4 million in 2008, 2007, and 2006, respectively. Significant agreements of this kind are described below.

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

     In December 2005, the Company and sanofi-aventis amended the Aventis Agreement to expand the territory in which the companies are collaborating on the development of aflibercept to include Japan. In connection with this amendment, sanofi-aventis agreed to make a $25.0 million non-refundable up-front payment to the Company, which was received in January 2006. Under the Aventis Agreement, as amended, the Company and sanofi-aventis will share co-promotion rights and profits on sales, if any, of aflibercept outside of Japan, for disease indications included in the companies’ collaboration. The Company is entitled to a royalty of approximately 35% on annual sales of aflibercept in Japan, subject to certain potential adjustments. The Company may also receive up to $400 million in milestone

REGENERON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2008, 2007, and 2006
(Unless otherwise noted, dollars in thousands, except per share data)

payments upon receipt of specified marketing approvals, including up to $360 million in milestone payments related to the receipt of marketing approvals for up to eight aflibercept oncology and other indications in the United States or the European Union and up to $40 million related to receipt of marketing approvals for up to five aflibercept oncology indications in Japan.

     Under the Aventis Agreement, as amended, agreed upon worldwide development expenses incurred by both companies during the term of the agreement will be funded by sanofi-aventis. If the collaboration becomes profitable, Regeneron will be obligated to reimburse sanofi-aventis for 50% of these development expenses, or half of $446.5 million as of December 31, 2008, in accordance with a formula based on the amount of development expenses and Regeneron’s share of the collaboration profits and Japan royalties, or at a faster rate at Regeneron’s option. Regeneron has the option to conduct additional pre-Phase III studies at its own expense. In connection with the January 2005 amendment to the Aventis Agreement, the Intraocular Termination Payment of $25.0 million will be considered an aflibercept development expense and will be subject to 50% reimbursement by Regeneron to sanofi-aventis, as described above, if the collaboration becomes profitable. In addition, if the first commercial sale of an aflibercept product in Intraocular Delivery predates the first commercial sale of an aflibercept product under the collaboration by two years, Regeneron will begin reimbursing sanofi-aventis for up to $7.5 million of aflibercept development expenses in accordance with a formula until the first commercial aflibercept sale under the collaboration occurs.

     Sanofi-aventis has the right to terminate the agreement without cause with at least twelve months advance notice. Upon termination of the agreement for any reason, Regeneron’s obligation to reimburse sanofi-aventis, for 50% of aflibercept development expenses will terminate, and the Company will retain all rights to aflibercept.

     Revenue related to payments from sanofi-aventis under the Aventis Agreement, as amended, is being recognized in accordance with SAB 104 and EITF 00-21 (see Note 2). The up-front payments received in September 2003 and January 2006, of $80.0 million and $25.0 million, respectively, and reimbursement of Regeneron-incurred development expenses, are being recognized as contract research and development revenue over the related performance period. The Company recognized $44.4 million, $47.1 million, and $47.8 million of contract research and development revenue in 2008, 2007, and 2006, respectively, in connection with the Aventis Agreement, as amended. At December 31, 2008 and 2007, amounts receivable from sanofi-aventis totaled $6.3 million and $10.5 million, respectively, and deferred revenue was $52.4 million and $61.2 million, respectively, in connection with the Aventis Agreement.

Antibodies

     In November 2007, the Company entered into a global, strategic collaboration (the “Antibody Collaboration”) with sanofi-aventis to discover, develop, and commercialize fully human monoclonal antibodies. In connection with the collaboration, in December 2007, sanofi-aventis purchased 12 million newly issued; unregistered shares of the Company’s Common Stock for $312.0 million (see Note 8).

     The Antibody Collaboration is governed by a Discovery and Preclinical Development Agreement (the “Discovery Agreement”) and a License and Collaboration Agreement (the “License Agreement”). The Company received a non-refundable up-front payment of $85.0 million from sanofi-aventis under the Discovery Agreement. In addition, sanofi-aventis will fund up to $475 million of the Company’s research for identifying and validating potential drug discovery targets and developing fully human monoclonal antibodies against such targets through December 31, 2012, subject to specified funding limits of $75 million for the period from the collaboration’s inception through December 31, 2008, and $100 million annually in each of the next four years. The Discovery Agreement will expire on December 31, 2012; however, sanofi-aventis has an option to extend the agreement for up to an additional three years for further antibody development and preclinical activities.

     For each drug candidate identified under the Discovery Agreement, sanofi-aventis has the option to license rights to the candidate under the License Agreement. If it elects to do so, sanofi-aventis will co-develop the drug candidate with the Company through product approval. If sanofi-aventis does not exercise its option to license rights to a particular drug candidate under the License Agreement, the Company will retain the exclusive right to develop and commercialize such drug candidate, and sanofi-aventis will receive a royalty on sales, if any. The first three therapeutic antibodies that are being co-developed by the Company and sanofi-aventis under the License Agreement are REGN88, REGN421, and REGN475.

REGENERON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2008, 2007, and 2006
(Unless otherwise noted, dollars in thousands, except per share data)

     Under the License Agreement, agreed upon worldwide development expenses incurred by both companies during the term of the agreement will be funded by sanofi-aventis, except that following receipt of the first positive Phase 3 trial results for a co-developed drug candidate, subsequent Phase 3 trial-related costs for that drug candidate (“Shared Phase 3 Trial Costs”) will be shared 80% by sanofi-aventis and 20% by Regeneron. If the Antibody Collaboration becomes profitable, Regeneron will be obligated to reimburse sanofi-aventis for 50% of development expenses that were fully funded by sanofi-aventis (or half of $27.8 million as of December 31, 2008) and 30% of Shared Phase 3 Trial Costs, in accordance with a defined formula based on the amounts of these expenses and the Company’s share of collaboration profits from commercialization of collaboration products.

     Sanofi-aventis will lead commercialization activities for products developed under the License Agreement, subject to the Company’s right to co-promote such products. The parties will equally share profits and losses from sales within the United States. The parties will share profits outside the United States on a sliding scale based on sales starting at 65% (sanofi-aventis)/35% (Regeneron) and ending at 55% (sanofi-aventis)/45% (Regeneron), and losses outside the United States at 55% (sanofi-aventis)/45% (Regeneron). In addition to profit sharing, the Company is entitled to receive up to $250 million in sales milestone payments, with milestone payments commencing only if and after aggregate annual sales outside the United States exceed $1.0 billion on a rolling 12-month basis.

     Regeneron is obligated to use commercially reasonable efforts to supply clinical requirements of each drug candidate under the Antibody Collaboration until commercial supplies of that drug candidate are being manufactured.

     With respect to each antibody product which enters development under the License Agreement, sanofi-aventis or the Company may, by giving twelve months notice, opt-out of further development and/or commercialization of the product, in which event the other party retains exclusive rights to continue the development and/or commercialization of the product. The Company may also opt-out of the further development of an antibody product if it gives notice to sanofi-aventis within thirty days of the date that sanofi-aventis enters joint development of such antibody product under the License Agreement. Each of the Discovery Agreement and the License Agreement contains other termination provisions, including for material breach by the other party and, in the case of the Discovery Agreement, a termination right for sanofi-aventis under certain circumstances, including if certain minimal criteria for the discovery program are not achieved. Prior to December 31, 2012, sanofi-aventis has the right to terminate the Discovery Agreement without cause with at least three months advance written notice; however, except under defined circumstances, sanofi-aventis would be obligated to immediately pay to the Company the full amount of unpaid research funding during the remaining term of the research agreement through December 31, 2012. Upon termination of the collaboration in its entirety, the Company’s obligation to reimburse sanofi-aventis for development costs out of any future profits from collaboration products will terminate. Upon expiration of the Discovery Agreement, sanofi-aventis has an option to license the Company’s VelocImmune® technology for agreed upon consideration.

     In connection with the Antibody Collaboration, in August 2008, the Company entered into a separate agreement with sanofi-aventis to use Regeneron’s proprietary VelociGene® technology platform to supply sanofi-aventis with genetically modified mammalian models of gene function and disease (the “VelociGene Agreement”). The VelociGene Agreement provides for minimum annual order quantities for the term of the agreement which extends through December 2012, for which the Company expects to receive payments totaling a minimum of $21.5 million.

     Revenue related to payments from sanofi-aventis under the Antibody Collaboration is being recognized in accordance with SAB 104 and EITF 00-21 (see Note 2). The (i) $85.0 million up-front payment received in December 2007, (ii) reimbursement of Regeneron-incurred expenses under the Discovery and License Agreements, and (iii) $21.5 million of aggregate minimum payments under the VelociGene Agreement are being recognized as contract research and development revenue over the related performance period. In connection with the Antibody Collaboration, the Company recognized $109.6 million and $4.6 million of contract research and development revenue in 2008 and 2007, respectively. In addition, at December 31, 2008 and 2007, amounts receivable from sanofi-aventis totaled $27.0 million and $3.7 million and deferred revenue was $74.6 million and $84.1 million, respectively.

REGENERON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2008, 2007, and 2006
(Unless otherwise noted, dollars in thousands, except per share data)

b. Bayer HealthCare LLC

     In October 2006, the Company entered into a license and collaboration agreement with Bayer HealthCare LLC to globally develop, and commercialize outside the United States, the Company’s VEGF Trap for the treatment of eye disease by local administration (“VEGF Trap-Eye”). Under the terms of the agreement, Bayer HealthCare made a non-refundable up-front payment to the Company of $75.0 million. In addition, the Company is eligible to receive up to $110 million in development and regulatory milestones related to the VEGF Trap-Eye program, of which the Company received a $20.0 million milestone payment in August 2007 in connection with the initiation of a Phase 3 trial of VEGF Trap-Eye in the neovascular form of age-related macular degeneration (“wet AMD”). The Company is also eligible to receive up to an additional $135 million in sales milestones when and if total annual sales of VEGF Trap-Eye outside the United States achieve certain specified levels starting at $200 million.

     The Company will share equally with Bayer HealthCare in any future profits arising from the commercialization of VEGF Trap-Eye outside the United States. If VEGF Trap-Eye is granted marketing authorization in a major market country outside the United States and the collaboration becomes profitable, the Company will be obligated to reimburse Bayer HealthCare out of its share of the collaboration profits for 50% of the agreed upon development expenses that Bayer HealthCare has incurred (or half of $63.0 million as of December 31, 2008) in accordance with a formula based on the amount of development expenses that Bayer HealthCare has incurred and the Company’s share of the collaboration profits, or at a faster rate at the Company’s option. Within the United States, the Company is responsible for any future commercialization of VEGF Trap-Eye and retains exclusive rights to any future profits from commercialization.

     Agreed upon VEGF Trap-Eye development expenses incurred by both companies in 2007 and 2008 under a global development plan, were shared as follows:

2007:	The first $50.0 million was shared equally and the Company was solely responsible for up to the next $40.0 million.

2008:	The first $70.0 million was shared equally and the Company was solely responsible for up to the next $30.0 million.

     In 2009 and thereafter, all development expenses will be shared equally. Neither party was reimbursed for any development expenses that it incurred prior to 2007. The Company is also obligated to use commercially reasonable efforts to supply clinical and commercial product requirements.

     Bayer HealthCare has the right to terminate the Bayer Agreement without cause with at least six months or twelve months advance notice depending on defined circumstances at the time of termination. In the event of termination of the agreement for any reason, the Company retains all rights to VEGF Trap-Eye.

     For the period from the collaboration’s inception in October 2006 through September 30, 2007, all up-front licensing, milestone, and cost-sharing payments received or receivable from Bayer HealthCare had been fully deferred and included in deferred revenue for financial statement purposes. In the fourth quarter of 2007, Regeneron and Bayer HealthCare approved a global development plan for VEGF Trap-Eye in wet AMD. The plan included estimated development steps, timelines, and costs, as well as the projected responsibilities of and costs to be incurred by each of the companies. In addition, in the fourth quarter of 2007, Regeneron and Bayer HealthCare reaffirmed the companies’ commitment to a DME development program and had initial estimates of development costs for VEGF Trap-Eye in DME. As a result, effective in the fourth quarter of 2007, the Company determined the appropriate accounting policy for payments from Bayer HealthCare and cost-sharing of the Company’s and Bayer HealthCare’s VEGF Trap-Eye development expenses. The $75.0 million up-front licensing payment and $20.0 million milestone payment (which was not considered substantive) from Bayer HealthCare are being recognized as contract research and development revenue over the related estimated performance period in accordance with SAB 104 and EITF 00-21 (see Note 2). In periods when the Company recognizes VEGF Trap-Eye development expenses that the Company incurs under the collaboration, the Company also recognizes, as contract research and development revenue, the portion of those VEGF Trap-Eye development expenses that is reimbursable from Bayer HealthCare. In periods when Bayer HealthCare incurs agreed upon VEGF Trap-Eye development expenses that benefit the collaboration and Regeneron,

     REGENERON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2008, 2007, and 2006
(Unless otherwise noted, dollars in thousands, except per share data)

the Company also recognizes, as additional research and development expense, the portion of Bayer HealthCare’s VEGF Trap-Eye development expenses that the Company is obligated to reimburse. In the fourth quarter of 2007, the Company commenced recognizing previously deferred payments from Bayer HealthCare and cost-sharing of the Company’s and Bayer HealthCare’s 2007 VEGF Trap-Eye development expenses through a cumulative catch-up.

     In 2008, the Company recognized $31.2 million of contract research and development revenue from Bayer HealthCare, consisting of $12.4 million related to the up-front licensing and milestone payments and $18.8 million related to the portion of the Company’s 2008 VEGF Trap-Eye development expenses that was reimbursable from Bayer HealthCare. In 2007, the Company recognized $35.9 million of contract research and development revenue from Bayer HealthCare, consisting of $15.9 million related to the up-front licensing and milestone payments and $20.0 million related to the portion of the Company’s 2007 VEGF Trap-Eye development expenses that was reimbursable from Bayer HealthCare. In addition, in 2008 and 2007, the Company recognized as additional research and development expense $30.0 million and $10.6 million, respectively, of VEGF Trap-Eye development expenses that the Company was obligated to reimburse to Bayer HealthCare.

     In connection with cost-sharing of VEGF Trap-Eye development expenses under the collaboration, $9.8 million and $4.9 million was payable to Bayer HealthCare at December 31, 2008 and 2007, respectively, and $2.8 million was receivable from Bayer HealthCare at December 31, 2007. In addition, at December 31, 2008 and 2007, deferred revenue from the Company’s collaboration with Bayer HealthCare was $66.7 million and $79.1 million, respectively.

c. Serono, S.A. (now part of Merck KGaA)

     In December 2002, the Company entered into an agreement (the “Serono Agreement”) with Serono S.A. to use Regeneron’s proprietary VelociGene® technology platform to provide Serono with knock-out and transgenic mammalian models of gene function (“Materials”). The Serono Agreement contains provisions for minimum yearly order quantities. In connection with its orders for Materials, Serono makes advance payments to Regeneron, which are accounted for as deferred revenue. Regeneron recognizes revenue and reduces the deferred revenue balance as Materials are shipped to and accepted by Serono. In 2008, 2007, and 2006, the Company recognized $0.9 million, $2.4 million, and $1.8 million, respectively, of contract research and development revenue in connection with the Serono Agreement.

d. National Institutes of Health

     In September 2006, the Company was awarded a grant from the National Institutes of Health (“NIH”) as part of the NIH’s Knockout Mouse Project. As amended, the NIH grant provides a minimum of $24.5 million in funding over a five-year period, including $1.5 million in funding to optimize certain existing technology, subject to compliance with its terms and annual funding approvals, for the Company’s use of its VelociGene technology to generate a collection of targeting vectors and targeted mouse embryonic stem cells which can be used to produce knockout mice. In 2008, 2007, and 2006, the Company recognized contract research and development revenue of $4.9 million, $5.5 million, and $0.5 million, respectively, from the NIH Grant.

11. Technology Licensing Agreements

     In February 2007, the Company entered into a non-exclusive license agreement with AstraZeneca UK Limited that allows AstraZeneca to utilize the Company’s VelocImmune® technology in its internal research programs to discover human monoclonal antibodies. Under the terms of the agreement, AstraZeneca made two $20.0 million annual, non-refundable payments to the Company, one in 2007 and the other in 2008. Each annual payment is deferred and recognized as revenue ratably over approximately the ensuing twelve-month period. AstraZeneca is required to make up to four additional annual payments of $20.0 million, subject to their ability to terminate the agreement after making two such additional payments or earlier if the technology does not meet minimum performance criteria. The Company is entitled to receive a mid-single-digit royalty on any future sales of antibody products discovered by AstraZeneca using the Company’s VelocImmune technology. In connection with the AstraZeneca license agreement, for the years ended December 31, 2008 and 2007, the Company recognized $20.0 million and $17.1 million of revenue. In addition, deferred revenue at both December 31, 2008 and 2007 was $2.9 million.

REGENERON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2008, 2007, and 2006
(Unless otherwise noted, dollars in thousands, except per share data)

     In March 2007, the Company entered into a non-exclusive license agreement with Astellas Pharma Inc. that allows Astellas to utilize the Company’s VelocImmune® technology in its internal research programs to discover human monoclonal antibodies. Under the terms of the agreement, Astellas made two $20.0 million annual, non-refundable payments to the Company, one in 2007 and the other in 2008. Each annual payment is deferred and, recognized as revenue ratably over approximately the ensuing twelve-month period. Astellas is required to make up to four additional annual payments of $20.0 million, subject to their ability to terminate the agreement after making two such additional payments or earlier if the technology does not meet minimum performance criteria. The Company is entitled to receive a mid-single-digit royalty on any future sales of antibody products discovered by Astellas using the Company’s VelocImmune technology. In connection with the Astellas license agreement, for the years ended December 31, 2008 and 2007, the Company recognized $20.0 million and $11.3 million of revenue. In addition, deferred revenue at both December 31, 2008 and 2007 was $8.7 million.

12. Manufacturing Agreement

     During 1995, the Company entered into a long-term manufacturing agreement with Merck & Co., Inc., as amended, (the “Merck Agreement”) to produce an intermediate (the “Intermediate”) for a Merck pediatric vaccine at the Company’s Rensselaer, New York facility. The Company modified portions of its facility for manufacture of the Intermediate and assisted Merck in securing regulatory approval for such manufacture in the Company’s facility. The Merck Agreement called for the Company to manufacture Intermediate for Merck for a specified period of time (the “Production Period”), with certain minimum order quantities each year. The Production Period commenced in November of 1999 and, as amended, extended through October 2006, at which time the Merck Agreement terminated.

     Merck agreed to reimburse the Company for the capital costs to modify the facility (“Capital Costs”). Merck also agreed to pay an annual facility fee (the “Facility Fee”) of $1.0 million beginning March 1995, subject to annual adjustment for inflation. During the Production Period, Merck agreed to reimburse the Company for certain manufacturing costs, pay the Company a variable fee based on the quantity of Intermediate supplied to Merck, and make additional bi-annual payments (“Additional Payments”), as defined. In addition, Merck agreed to reimburse the Company for miscellaneous costs during the Production Period (“Internal Costs”). These payments were recognized as contract manufacturing revenue as follows: (i) payments for Internal Costs were recognized as the activities were performed, (ii) the Facility Fee and Additional Payments were recognized over the period to which they related, (iii) payments for Capital Costs were deferred and recognized as Intermediate was shipped to Merck, and (iv) payments related to the manufacture of Intermediate during the Production Period were recognized after the Intermediate was tested and approved by, and shipped (FOB shipping point) to, Merck. In 2006, Merck contract manufacturing revenue totaled $12.3 million, which included $1.2 million of previously deferred Capital Costs.

13. ARCALYST® (rilonacept) Product Revenue

     In February 2008, the Company received marketing approval from the FDA for ARCALYST for the treatment of CAPS. For the year-ended December 31, 2008, the Company recognized as revenue $6.3 million of ARCALYST net product sales for which the right of return no longer existed and rebates could be reasonably estimated. At December 31, 2008, deferred revenue related to ARCALYST net product sales totaled $4.0 million.

     Cost of goods sold related to ARCALYST sales totaled $0.9 million for the year ended December 31, 2008 and consisted primarily of royalties (see Note 9c). In 2008, ARCALYST shipments to the Company’s customers consisted of supplies of inventory manufactured and expensed prior to FDA approval of ARCALYST; therefore, the costs of these supplies were not included in costs of goods sold. At December 31, 2008, the Company had no inventoried costs related to ARCALYST.

14. Long-Term Incentive Plans

     During 2000, the Company established the Regeneron Pharmaceuticals, Inc. 2000 Long-Term Incentive Plan which, as amended and restated (the “2000 Incentive Plan”), provides for the issuance of up to 28,816,184 shares of Common Stock in respect of awards. In addition, shares of Common Stock previously approved by shareholders for

REGENERON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2008, 2007, and 2006
(Unless otherwise noted, dollars in thousands, except per share data)

issuance under the Regeneron Pharmaceuticals, Inc. 1990 Long-Term Incentive Plan (“1990 Incentive Plan”) that are not issued under the 1990 Incentive Plan, may be issued as awards under the 2000 Incentive Plan. Employees of the Company, including officers, and nonemployees, including consultants and nonemployee members of the Company’s board of directors, (collectively, “Participants”) may receive awards as determined by a committee of independent directors (“Committee”). The awards that may be made under the 2000 Incentive Plan include: (a) Incentive Stock Options (“ISOs”) and Nonqualified Stock Options, (b) shares of Restricted Stock, (c) shares of Phantom Stock, (d) Stock Bonuses, and (e) Other Awards.

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

     As of December 31, 2008, there were 6,912,833 shares available for future grants under the 2000 Incentive Plan.

REGENERON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2008, 2007, and 2006
(Unless otherwise noted, dollars in thousands, except per share data)

a. Stock Options

     Transactions involving stock option awards during 2006, 2007, and 2008 under the 1990 and 2000 Incentive Plans are summarized in the table below.

			Weighted-
			Average
			Remaining
			Contractual	Intrinsic
	Number of	Weighted-Average	Term	Value
Stock Options:	Shares	Exercise Price	(in years)	(in thousands)
Outstanding at December 31, 2005	14,719,492	$14.23
2006: Granted	2,742,260	$19.59
Forfeited	(338,122)	$10.51
Expired	(172,218)	$24.23
Exercised	(1,408,907)	$ 9.84
Outstanding at December 31, 2006	15,542,505	$15.54
2007: Granted	3,415,743	$21.78
Forfeited	(220,342)	$14.43
Expired	(50,759)	$13.73
Exercised	(1,014,791)	$10.58
Outstanding at December 31, 2007	17,672,356	$17.05
2008: Granted	4,126,600	$17.38
Forfeited	(515,298)	$16.58
Expired	(34,242)	$26.81
Exercised	(1,115,506)	$ 9.61
Outstanding at December 31, 2008	20,133,910	$17.53	6.62	$59,268
Vested and expected to vest at December 31, 2008	19,596,843	$17.52	6.57	$58,354
Exercisable at December 31, 2006	7,890,856	$17.41
Exercisable at December 31, 2007	9,369,665	$17.02
Exercisable at December 31, 2008	10,994,371	$17.43	5.08	$42,791

     The Company satisfies stock option exercises with newly issued shares of the Company’s Common Stock. The total intrinsic value of stock options exercised during 2008, 2007, and 2006 was $11.9 million, $12.6 million, and $13.2 million, respectively. The intrinsic value represents the amount by which the market price of the underlying stock exceeds the exercise price of an option.

     The Company grants stock options with exercise prices that are equal to or greater than the market price of the Company’s Common Stock on the date of grant. The table below summarizes the weighted-average exercise prices and weighted-average grant-date fair values of options issued during the years ended December 31, 2006, 2007, and 2008. The fair value of each option granted under the 2000 Incentive Plan during 2008, 2007, and 2006 was estimated on the date of grant using the Black-Scholes option-pricing model.

		Weighted-	Weighted-
	Number of	Average Exercise	Average Fair
	Options Granted	Price	Value
2006:
Exercise price equal to market price	2,742,260	$19.59	$12.82
2007:
Exercise price equal to market price	3,415,743	$21.78	$11.13
2008:
Exercise price equal to market price	4,126,600	$17.38	$ 8.45

REGENERON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2008, 2007, and 2006
(Unless otherwise noted, dollars in thousands, except per share data)

     The following table summarizes stock option information as of December 31, 2008:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
Range of	Number	Remaining	Average	Number	Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$4.83 to $9.49	3,721,142	4.02	$ 8.95	2,815,152	$ 9.10
$9.53 to $13.00	3,588,129	5.93	$12.25	3,069,391	$12.36
$13.05 to $16.80	3,832,641	9.57	$16.53	287,491	$15.26
$17.33 to $20.32	3,508,707	6.95	$19.90	2,076,331	$19.85
$20.37 to $22.12	3,193,837	8.91	$21.68	752,577	$21.79
$22.25 to $37.94	2,229,454	3.38	$31.41	1,933,429	$32.56
$51.56 to $51.56	60,000	1.16	$51.56	60,000	$51.56
$4.83 to $51.56	20,133,910	6.62	$17.53	10,994,371	$17.43

     For the years ended December 31, 2008, 2007, and 2006, $30.3 million, $28.0 million, and $18.4 million, respectively, of non-cash stock-based employee compensation expense related to stock option awards was recognized in operating expenses. As of December 31, 2008, there was $46.3 million of stock-based compensation cost related to outstanding nonvested stock options, net of estimated forfeitures, which had not yet been recognized in operating expenses. The Company expects to recognize this compensation cost over a weighted-average period of 2.0 years. In addition, there were 1,302,260 performance-based options which were unvested as of December 31, 2008 of which, subject to the optionee satisfying certain service conditions, 664,760 options would vest upon achieving certain defined sales targets for the Company’s products and 637,500 options would vest upon achieving certain development milestones for the Company’s product candidates. Potential compensation cost, measured on the grant date, related to these performance options totals $9.1 million and will begin to be recognized only if, and when, these options’ performance conditions are considered to be probable of attainment.

Fair value Assumptions:

     Using the Black-Scholes option-pricing model, fair value is calculated based on assumptions with respect to (i) expected volatility of the Company’s Common Stock price, (ii) the periods of time over which employees and members of the Company’s board of directors are expected to hold their options prior to exercise (expected lives), (iii) expected dividend yield on the Company’s Common Stock, and (iv) risk-free interest rates, which are based on quoted U.S. Treasury rates for securities with maturities approximating the options’ expected lives. Expected volatility has been estimated based on actual movements in the Company’s stock price over the most recent historical periods equivalent to the options’ expected lives. Expected lives are principally based on the Company’s limited historical exercise experience with previously issued employee and board of director option grants. The expected dividend yield is zero as the Company has never paid dividends and does not currently anticipate paying any in the foreseeable future.

     The following table summarizes the weighted average values of the assumptions used in computing the fair value of option grants during 2008, 2007, and 2006.

	2008	2007	2006
Expected volatility	53%	53%	67%
Expected lives from grant date	5.5 years	5.6 years	6.5 years
Expected dividend yield	0%	0%	0%
Risk-free interest rate	1.73%	3.60%	4.51%

REGENERON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2008, 2007, and 2006
(Unless otherwise noted, dollars in thousands, except per share data)

b. Restricted Stock

     A summary of the Company’s activity related to Restricted Stock awards for the years ended December 31, 2006, 2007, and 2008 is summarized below:

		Weighted-
		Average
	Number of	Grant Date
Restricted Stock:	Shares	Fair Value
Outstanding at December 31, 2005	95,188	$11.16
2006: Forfeited	(1,703)	$ 9.74
Released	(93,485)	$11.18
Outstanding at December 31, 2006	—
2007: Granted	500,000	$21.92
Outstanding at December 31, 2007	500,000	$21.92
2008: Outstanding at December 31, 2008	500,000	$21.92

     In December 2007, the Company awarded a grant of Restricted Stock to the Company’s executive vice president. In accordance with generally accepted accounting principles, the Company records unearned compensation in Stockholders’ Equity related to grants of Restricted Stock awards. This amount is based on the fair market value of shares of the Company’s Common Stock on the date of grant and is expensed, on a pro rata basis, over the period that the restriction on these shares lapse, which is five years for the grant made in 2007. In addition, unearned compensation in Stockholders’ Equity is reduced due to forfeitures of Restricted Stock resulting from employee terminations. Prior to the adoption of SFAS 123R, unearned compensation was included as a separate component of Stockholders’ Equity. Effective January 1, 2006, unearned compensation is combined with additional paid-in capital in accordance with the provisions of SFAS 123R.

     In connection with the 2007 grant of Restricted Stock, the Company recorded unearned compensation in Stockholders’ Equity of $11.0 million, which was combined with additional paid-in capital. In connection with forfeitures of past Restricted Stock awards, the Company reduced unearned compensation by $17 thousand in 2006. The Company recognized non-cash stock-based employee compensation expense from Restricted Stock awards of $2.2 million, $0.1 million, and $0.3 million in 2008, 2007, and 2006, respectively. As of December 31, 2008, there were 500,000 unvested shares of Restricted Stock outstanding and $8.7 million of stock-based compensation cost related to these unvested shares which had not yet been recognized in operating expenses. The Company expects to recognize this compensation cost over a weighted-average period of 4.0 years.

15. Executive Stock Purchase Plan

     In 1989, the Company adopted an Executive Stock Purchase Plan (the “Plan”) under which 1,027,500 shares of Class A Stock were reserved for restricted stock awards. The Plan provides for the compensation committee of the board of directors to award employees, directors, consultants, and other individuals (“Plan participants”) who render service to the Company the right to purchase Class A Stock at a price set by the compensation committee. The Plan provides for the vesting of shares as determined by the compensation committee and, should the Company’s relationship with a Plan participant terminate before all shares are vested, unvested shares will be repurchased by the Company at a price per share equal to the original amount paid by the Plan participant. During 1989 and 1990, a total of 983,254 shares were issued, all of which vested as of December 31, 1999. As of December 31, 2008, there were 44,246 shares available for future grants under the Plan.

16. Employee Savings Plan

     In 1993, the Company adopted the provisions of the Regeneron Pharmaceuticals, Inc. 401(k) Savings Plan (the “Savings Plan”). The terms of the Savings Plan provide for employees who have met defined service requirements to participate in the Savings Plan by electing to contribute to the Savings Plan a percentage of their compensation to be set aside to pay their future retirement benefits, as defined. The Savings Plan, as amended and restated, provides for

REGENERON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2008, 2007, and 2006
(Unless otherwise noted, dollars in thousands, except per share data)

the Company to make discretionary contributions (“Contribution”), as defined. The Company recorded Contribution expense of $1.5 million in 2008, $1.4 million in 2007, and $1.3 million in 2006; such amounts were accrued as liabilities at December 31, 2008, 2007, and 2006, respectively. During the first quarter of 2009, 2008, and 2007, the Company contributed 81,086, 58,575, and 64,532 shares, respectively, of Common Stock to the Savings Plan in satisfaction of these obligations.

17. Income Taxes

     For the year ended December 31, 2008, the Company incurred a net loss for tax purposes and recognized a full tax valuation against deferred taxes. During 2008, the Company implemented a tax planning strategy to utilize net operating loss carry-forwards (which were otherwise due to expire in 2008 through 2012) on its 2007 U.S. federal and New York State income tax returns that were filed in September 2008. The tax planning strategy included electing, for tax purposes only, to capitalize $142.1 million of 2007 research and development (“R&D”) costs and amortize these costs over ten years for tax purposes. By capitalizing these R&D costs, the Company was able to generate taxable income for tax year 2007 and utilize the net operating loss carry-forwards to offset this taxable income. As a result, the Company incurred and paid income tax expense of $3.1 million in 2008, which related to U.S. federal and New York State alternative minimum tax (“AMT”) and included $0.2 million of interest and penalties. This expense was partly offset by the Company’s recognition of a $0.7 million income tax benefit for the year ended December 31, 2008, resulting from a provision in the Housing Assistance Tax Act of 2008 that allows the Company to claim a refund for a portion of its unused pre-2006 research tax credits on its 2008 U.S federal income tax return.

     For the year ended December 31, 2007, the Company had projected to incur a net loss for tax purposes and recognized a full tax valuation against deferred taxes. Accordingly, no provision or benefit for income taxes was recorded in 2007. Subsequently, the Company implemented the tax planning strategy described above, which resulted in taxable income in 2007 on which the Company recognized and paid U.S. federal and New York State AMT in 2008. For the year ended December 31, 2006, the Company incurred a net loss for tax purposes and recognized a full tax valuation against deferred taxes. Accordingly, no provision or benefit for income taxes was recorded in 2006.

     The tax effect of temporary differences, net operating loss carry-forwards, and research and experimental tax credit carry-forwards as of December 31, 2008 and 2007 is as follows:

	2008	2007
Deferred tax assets:
Net operating loss carry-forward	$161,790	$166,714
Fixed assets	18,612	17,245
Deferred revenue	85,251	96,148
Deferred compensation	22,942	15,159
Research and experimental tax credit carry-forward	22,295	25,446
Capitalized research and development costs	59,661	15,236
Other	9,825	7,036
Valuation allowance	(380,376)	(342,984)
	—	—

     The Company’s valuation allowance increased by $37.4 million in 2008, due primarily to the increase in the temporary difference related to capitalized research and development costs, resulting from the implementation of the tax planning strategy described above. In 2007, the Company’s valuation allowance increased by $30.7 million, due primarily to the temporary difference related to deferred revenue, principally resulting from the non-refundable, up-front payment received from sanofi-aventis in December 2007 (see Note 10).

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109. The implementation of FIN 48 had no impact on the Company’s financial statements as the Company has not recognized any income tax positions that were deemed uncertain under the recognition thresholds and measurement attributes prescribed by FIN 48.

REGENERON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2008, 2007, and 2006
(Unless otherwise noted, dollars in thousands, except per share data)

     The Company is primarily subject to U.S. federal and New York State income tax. The Company’s effective income tax rate is generally zero for all years presented. The difference between the Company’s effective income tax rate and the U.S federal statutory rate of 35% is attributable to state tax benefits and tax credit carry-forwards offset by an increase in the deferred tax valuation allowance. The Company’s 1998 and subsequent tax years remain open to examination by U.S. federal and state tax authorities.

     The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2008 and 2007, the Company had no accruals for interest or penalties related to income tax matters.

     As of December 31, 2008, the Company had available for tax purposes unused net operating loss carry-forwards of $415.4 million which will expire in various years from 2018 to 2028 and included $17.0 million of net operating loss carry-forwards related to exercises of Nonqualified Stock Options and disqualifying dispositions of Incentive Stock Options, the tax benefit from which, if realized, will be credited to additional paid-in capital. The Company’s research and experimental tax credit carry-forwards expire in various years from 2009 to 2028. Under the Internal Revenue Code and similar state provisions, substantial changes in the Company’s ownership have resulted in an annual limitation on the amount of net operating loss and tax credit carry-forwards that can be utilized in future years to offset future taxable income. This annual limitation may result in the expiration of net operating losses and tax credit carry-forwards before utilization.

18. Legal Matters

     From time to time, the Company is a party to legal proceedings in the course of the Company’s business. The Company does not expect any such current legal proceedings to have a material adverse effect on the Company’s business or financial condition. Legal costs associated with the Company’s resolution of legal proceedings are expensed as incurred.

19. Net Loss Per Share Data

     The Company’s basic net loss per share amounts have been computed by dividing net loss by the weighted average number of Common and Class A shares outstanding. Net loss per share is presented on a combined basis, inclusive of Common Stock and Class A Stock outstanding, as each class of stock has equivalent economic rights. In 2008, 2007, and 2006, the Company reported net losses; therefore, no common stock equivalents were included in the computation of diluted net loss per share since such inclusion would have been antidilutive. The calculations of basic and diluted net loss per share are as follows:

	December 31,
	2008	2007	2006
Net loss (Numerator)	$(82,710)	$(105,600)	$(102,337)
Weighted-average shares, in thousands (Denominator)	78,827	66,334	57,970
Basic and diluted net loss per share	$(1.05)	$(1.59)	$(1.77)

     Shares issuable upon the exercise of options, vesting of restricted stock awards, and conversion of convertible debt, which have been excluded from the diluted per share amounts because their effect would have been antidilutive, include the following:

	December 31,
	2008	2007	2006
Options:
Weighted average number, in thousands	17,598	15,385	14,139
Weighted average exercise price	$17.31	$15.97	$14.41
Restricted Stock:
Weighted average number, in thousands	500	21	23
Convertible Debt:
Weighted average number, in thousands		6,611	6,611
Conversion price		$30.25	$30.25

REGENERON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2008, 2007, and 2006
(Unless otherwise noted, dollars in thousands, except per share data)

20. Statement of Cash Flows

     Supplemental disclosure of noncash investing and financing activities:

     Included in accounts payable and accrued expenses at December 31, 2008, 2007, and 2006 were $7.0 million, $1.7 million, and $0.8 million of accrued capital expenditures, respectively.

     Included in accounts payable and accrued expenses at December 31, 2007, 2006, and 2005 were $1.1 million, $1.4 million, and $1.9 million, respectively, of accrued 401(k) Savings Plan contribution expense. During the first quarter of 2008, 2007, and 2006, the Company contributed 58,575, 64,532, and 120,960 shares, respectively, of Common Stock to the 401(k) Savings Plan in satisfaction of these obligations.

     Included in marketable securities at December 31, 2008, 2007, and 2006 were $1.7 million, $2.2 million, and $1.5 million of accrued interest income, respectively.

21. Segment Information

     In 2008 and 2007, the Company managed its business as one segment which included all activities related to the discovery of pharmaceutical products for the treatment of serious medical conditions, and the development and commercialization of these discoveries. This segment also included revenues and expenses related to (i) research and development activities conducted under the Company’s collaboration agreements with third parties and the Company’s grant from the NIH, (ii) ARCALYST® (rilonacept) product sales for the treatment of CAPS, and (iii) the supply of specified, ordered research materials using Regeneron-developed proprietary technology. In 2006, the Company’s operations were managed in two business segments: research and development, and contract manufacturing; therefore, segment information has only been provided for 2006 in the table below. In 2006, the contract manufacturing segment included all revenues and expenses related to the commercial production of a product under a contract with Merck, which expired in October 2006. The accounting policies for the segments are the same as those described above in Summary of Significant Accounting Policies.

     The following table presents information about reported segments for the year ended December 31, 2006.

	Research &	Contract	Reconciling
2006	Development	Manufacturing	Items		Total
Revenues	$51,136	$12,311	—		$63,447
Depreciation and amortization	13,549	— (1)	$1,043		14,592
Non-cash compensation expense	18,357	318	(813)	(2)	17,862
Interest expense		—	12,043		12,043
Net income (loss)	(111,820)	4,165	5,318	(3)	(102,337)
Capital expenditures	3,339	—	—		3,339
Total assets	56,843	3	528,244	(4)	585,090
____________________

(1)	Depreciation and amortization related to contract manufacturing is capitalized into inventory and included in contract manufacturing expense when the product is shipped.

(2)	Represents the cumulative effect of adopting SFAS 123R.

(3)

Represents investment income net of interest expense related to convertible notes issued in October 2001 (see Note 9). For the year ended December 31, 2006, also includes the cumulative effect of adopting SFAS 123R (see Note 2).

(4)	Includes cash and cash equivalents, marketable securities, restricted cash (where applicable), prepaid expenses and other current assets, and other assets.

REGENERON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2008, 2007, and 2006
(Unless otherwise noted, dollars in thousands, except per share data)

22. Unaudited Quarterly Results

     Summarized quarterly financial data for the years ended December 31, 2008 and 2007 are set forth in the following tables.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	Ended	Ended	Ended	Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
	(Unaudited)
Revenues	$56,383	$60,653	$65,584	$55,837
Net loss	(11,618)	(18,459)	(21,115)	(31,518)
Net loss per share, basic and diluted:	$(0.15)	$(0.23)	$(0.27)	$(0.40)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	Ended	Ended	Ended	Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007(1)
	(Unaudited)
Revenues	$15,788	$22,195	$22,311	$64,730
Net loss	(29,917)	(26,774)	(35,838)	(13,071)
Net loss per share, basic and diluted:	$(0.46)	$(0.41)	$(0.54)	$(0.19)
____________________

(1)

As described above in Note 10, effective in the fourth quarter of 2007, the Company determined the appropriate accounting policy for payments from Bayer HealthCare. As a result, in the fourth quarter of 2007, when the Company commenced recognizing previously deferred payments from Bayer HealthCare and cost-sharing of the Company’s and Bayer HealthCare’s 2007 VEGF Trap-Eye development expenses, the Company recognized contract research and development revenue from Bayer HealthCare of $35.9 million and additional research and development expense of $10.6 million.