Form 10-Q
period 2009-03-31
REGENERON PHARMACEUTICALS INC
filed 2009-04-30
CIK 872589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

	For the quarterly period ended	March 31, 2009
OR
( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ______________to ______________

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

Yes X       No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes __       No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	X		Accelerated filer __
Non-accelerated filer		(Do not check if a smaller reporting company)	Smaller reporting company __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes __       No X

Number of shares outstanding of each of the registrant’s classes of common stock as of April 14, 2009:

Class of Common Stock	Number of Shares
Class A Stock, $0.001 par value	2,246,698
Common Stock, $0.001 par value	77,845,431

REGENERON PHARMACEUTICALS, INC.
Table of Contents
March 31, 2009

		Page Numbers
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements

	Condensed balance sheets (unaudited) at March 31, 2009 and December 31, 2008	3

	Condensed statements of operations (unaudited) for the three months ended March 31, 2009 and 2008	4

	Condensed statement of stockholders’ equity (unaudited) for the three months ended March 31, 2009	5

	Condensed statements of cash flows (unaudited) for the three months ended March 31, 2009 and 2008	6

	Notes to condensed financial statements (unaudited)	7-10

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	11-28

Item 3	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4	Controls and Procedures	29

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	29

Item 1A	Risk Factors	29-44

Item 6	Exhibits	44

SIGNATURE PAGE		45

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

REGENERON PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS AT MARCH 31, 2009 AND DECEMBER 31, 2008 (Unaudited)
(In thousands, except share data)

	March 31,	December 31,
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$199,097	$247,796
Marketable securities	216,785	226,954
Accounts receivable from the sanofi-aventis Group	44,576	33,302
Accounts receivable - other	3,633	1,910
Prepaid expenses and other current assets	19,700	11,480
Total current assets	483,791	521,442

Restricted cash	1,650	1,650
Marketable securities	78,460	51,061
Property, plant, and equipment, at cost, net of accumulated
depreciation and amortization	109,840	87,853
Other assets	7,680	8,032
Total assets	$681,421	$670,038

LIABILITIES and STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$44,832	$36,168
Deferred revenue from sanofi-aventis, current portion	21,525	21,390
Deferred revenue - other, current portion	36,756	26,114
Total current liabilities	103,113	83,672

Deferred revenue from sanofi-aventis	100,474	105,586
Deferred revenue - other	54,364	56,835
Other long term liabilities	13,150	5,093
Total liabilities	271,101	251,186

Commitments and contingencies

Stockholders' equity
Preferred stock, $.01 par value; 30,000,000 shares authorized; issued and outstanding-none
Class A Stock, convertible, $.001 par value; 40,000,000 shares authorized;
shares issued and outstanding - 2,246,698 in 2009 and 2,248,698 in 2008	2	2
Common Stock, $.001 par value; 160,000,000 shares authorized;
shares issued and outstanding - 77,841,540 in 2009 and 77,642,203 in 2008	78	78
Additional paid-in capital	1,304,896	1,294,813
Accumulated deficit	(893,408)	(875,927)
Accumulated other comprehensive loss	(1,248)	(114)
Total stockholders' equity	410,320	418,852
Total liabilities and stockholders' equity	$681,421	$670,038

The accompanying notes are an integral part of the financial statements.

3

REGENERON PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three months ended March 31,
	2009	2008
Revenues
Contract research and development from sanofi-aventis	$49,660	$35,734
Other contract research and development	11,430	10,649
Technology licensing	10,000	10,000
Net product sales	3,891
	74,981	56,383

Expenses
Research and development	82,146	61,270
Selling, general, and administrative	11,674	11,024
Cost of goods sold	392
	94,212	72,294

Loss from operations	(19,231)	(15,911)

Other income (expense)
Investment income	1,750	7,304
Interest expense		(3,011)
	1,750	4,293

Net loss	$(17,481)	$(11,618)

Net loss per share, basic and diluted	$(0.22)	$(0.15)

Weighted average shares outstanding, basic and diluted	79,498	78,493

The accompanying notes are an integral part of the financial statements.

4

REGENERON PHARMACEUTICALS, INC.
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
For the three months ended March 31, 2009
(In thousands)

							Accumulated
					Additional		Other	Total
	Class A Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Loss
Balance, December 31, 2008	2,249	$2	77,642	$78	$1,294,813	$(875,927)	$(114)	$418,852
Issuance of Common Stock in connection with
exercise of stock options, net of shares tendered			117		1,038			1,038
Issuance of Common Stock in connection with
Company 401(k) Savings Plan contribution			81		1,391			1,391
Conversion of Class A Stock to Common Stock	(2)		2
Stock-based compensation expense					7,654			7,654
Net loss						(17,481)		(17,481)	$(17,481)
Change in net unrealized loss on
marketable securities							(1,134)	(1,134)	(1,134)
Balance, March 31, 2009	2,247	$2	77,842	$78	$1,304,896	$(893,408)	$(1,248)	$410,320	$(18,615)

The accompanying notes are an integral part of the financial statements.

5

REGENERON PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three months ended March 31,
	2009	2008
Cash flows from operating activities
Net loss	$(17,481)	$(11,618)
Adjustments to reconcile net loss to net cash used in
operating activities
Depreciation and amortization	2,724	2,946
Non-cash compensation expense	7,654	8,286
Changes in assets and liabilities
Increase in accounts receivable	(12,997)	(14,640)
(Increase) decrease in prepaid expenses and other assets	(8,611)	1,493
Increase in deferred revenue	3,194	3,200
Increase (decrease) in accounts payable, accrued expenses,
and other liabilities	15,318	(7,564)
Total adjustments	7,282	(6,279)
Net cash used in operating activities	(10,199)	(17,897)

Cash flows from investing activities
Purchases of marketable securities	(100,315)	(91,518)
Sales or maturities of marketable securities	82,694	132,509
Capital expenditures	(21,917)	(3,047)
Net cash (used in) provided by investing activities	(39,538)	37,944

Cash flows from financing activities
Net proceeds from the issuance of Common Stock	1,038	1,903
Net cash provided by financing activities	1,038	1,903

Net (decrease) increase in cash and cash equivalents	(48,699)	21,950

Cash and cash equivalents at beginning of period	247,796	498,925

Cash and cash equivalents at end of period	$199,097	$520,875

The accompanying notes are an integral part of the financial statements.

6

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)

1. Interim Financial Statements

     The interim Condensed Financial Statements of Regeneron Pharmaceuticals, Inc. (“Regeneron” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures necessary for a presentation of the Company’s financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for such periods. The results of operations for any interim periods are not necessarily indicative of the results for the full year. The December 31, 2008 Condensed Balance Sheet data were derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

     Included in research and development expenses is the Company’s share of VEGF Trap-Eye development expenses incurred by Bayer HealthCare LLC, including the Company’s share of Bayer HealthCare’s estimated VEGF Trap-Eye development expenses for the most recent interim fiscal quarter. The Bayer HealthCare estimate is adjusted to agree with actual expenses for such quarter in the subsequent interim fiscal quarter.

     Effective in the first quarter of 2009, the estimated useful lives of laboratory and other equipment, which is a component of property, plant, and equipment, has been extended from 3 – 5 years to 3 – 10 years. The effect of this change in estimate was to lower depreciation expense by $0.2 million for the first quarter of 2009. There was no impact on the net loss per share as a result of this change in estimate.

2. ARCALYST® (rilonacept) Product Revenue

     In February 2008, the Company received marketing approval from the FDA for ARCALYST for the treatment of CAPS. For the three months ended March 31, 2009, the Company recognized as revenue $3.9 million of ARCALYST net product sales for which the right of return no longer existed and rebates could be reasonably estimated. At March 31, 2009 and 2008, deferred revenue related to ARCALYST net product sales totaled $4.2 million and $0.8 million, respectively.

     Cost of goods sold related to ARCALYST sales totaled $0.4 million for the three months ended March 31, 2009 and consisted primarily of royalties. To date, ARCALYST shipments to the Company’s customers consisted of supplies of inventory manufactured and expensed prior to FDA approval of ARCALYST; therefore, the costs of these supplies were not included in costs of goods sold. At March 31, 2009, the Company had $0.3 million of inventoried work-in-process costs related to ARCALYST, which is included in prepaid expenses and other current assets. There were no capitalized inventory costs at December 31, 2008.

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)

3. Per Share Data

     The Company’s basic and diluted net loss per share amounts have been computed by dividing net loss by the weighted average number of shares of Common Stock and Class A Stock outstanding. Net loss per share is presented on a combined basis, inclusive of Common Stock and Class A Stock outstanding, as each class of stock has equivalent economic rights. For the three months ended March 31, 2009 and 2008, the Company reported net losses; therefore, no common stock equivalents were included in the computation of diluted net loss per share for these periods, since such inclusion would have been antidilutive. The calculations of basic and diluted net loss per share are as follows:

	Three Months Ended March 31,
	2009	2008
Net loss (Numerator)	$(17,481)	$(11,618)

Weighted-average shares, in thousands (Denominator)	79,498	78,493

Basic and diluted net loss per share	$(0.22)	$(0.15)

     Shares issuable upon the exercise of stock options, vesting of restricted stock awards, and conversion of convertible debt, which have been excluded from the March 31, 2009 and 2008 diluted per share amounts because their effect would have been antidilutive, include the following:

	Three months ended March 31,
	2009	2008
Stock Options:
Weighted average number, in thousands	20,216	17,680
Weighted average exercise price	$17.55	$17.16

Restricted Stock:
Weighted average number, in thousands	500	500

Convertible Debt:
Weighted average number, in thousands		6,611
Conversion price		$30.25

4. Statement of Cash Flows

     Supplemental disclosure of noncash investing and financing activities:

     Included in accounts payable and accrued expenses at March 31, 2009 and December 31, 2008 were $9.8 million and $7.0 million, respectively, of accrued capital expenditures. Included in accounts payable and accrued expenses at March 31, 2008 and December 31, 2007 were $1.5 million and $1.7 million, respectively, of accrued capital expenditures.

     Included in accounts payable and accrued expenses at December 31, 2008 and 2007 were $1.5 million and $1.1 million, respectively, of accrued Company 401(k) Savings Plan contribution expense. In the first quarter of 2009 and 2008, the Company contributed 81,086 and 58,575 shares, respectively, of Common Stock to the 401(k) Savings Plan in satisfaction of these obligations.

     Included in marketable securities at March 31, 2009 and December 31, 2008 were $2.5 million and $1.7 million, respectively, of accrued interest income. Included in marketable securities at March 31, 2008 and December 31, 2007 were $2.1 million and $2.2 million, respectively, of accrued interest income.

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)

5. Fair Value of Financial Assets

     The Company’s assets that are measured at fair value on a recurring basis, and subject to the disclosure requirements of Statement of Financial Accounting Standards No. (“SFAS”) 157, Fair Value Measurements, at March 31, 2009 and December 31, 2008, were as follows:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
	Fair Value at	Active Markets for	Observable	Unobservable
	March 31,	Identical Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Available-for-sale marketable securities	$295,245	$3,138	$292,007	$100

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
	Fair Value at	Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)
Available-for-sale marketable securities	$278,015	$3,608	$247,307	$100

     There were no realized or unrealized gains or losses related to the Company’s Level 3 marketable securities for the three months ended March 31, 2009 and 2008. In addition, there were no purchases, sales, or maturities of Level 3 marketable securities, and no transfers of marketable securities between the Level 2 and Level 3 classifications, during the quarters ended March 31, 2009 and 2008.

     On a quarterly basis, the Company reviews its portfolio of marketable securities, using both quantitative and qualitative factors, to determine if declines in fair value below cost are other-than-temporary. During the three months ended March 31, 2009 and 2008, the Company did not record any charges for other-than-temporary impairment of its marketable securities. However, the current economic environment, the deterioration in the credit quality of some of the issuers of securities that the Company holds, and the recent volatility of securities markets increase the risk that there could be further declines in the market value of marketable securities in the Company’s investment portfolio and that such declines could result in charges against income in future periods for other-than-temporary impairments, and such amounts could be material.

6. Accounts Payable and Accrued Expenses

     Accounts payable and accrued expenses as of March 31, 2009 and December 31, 2008 consist of the following:

	March 31,	December 31,
	2009	2008
Accounts payable	$17,779	$6,268
Payable to Bayer HealthCare		9,799
Accrued payroll and related costs	8,352	5,948
Accrued clinical trial expense	6,558	4,273
Accrued property, plant, and equipment expenses	8,069	5,994
Accrued expenses, other	4,074	3,886
	$44,832	$36,168

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)

7. Comprehensive Loss

     The Company presents comprehensive income (loss) in accordance with SFAS 130, Reporting Comprehensive Income. Comprehensive loss of the Company includes net loss adjusted for the change in net unrealized gain (loss) on marketable securities. For the three months ended March 31, 2009 and 2008, the components of comprehensive loss are:

	Three months ended March 31,
	2009	2008
Net loss	$(17,481)	$(11,618)
Change in net unrealized gain (loss) on marketable securities	(1,134)	658
Total comprehensive loss	$(18,615)	$(10,960)

8. Legal Matters

     From time to time, the Company is a party to legal proceedings in the course of its business. The Company does not expect any such current legal proceedings to have a material adverse effect on the Company’s business or financial condition.

9. Future Impact of Recently Issued Accounting Standards

     In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends SFAS 107, Disclosures about Fair Value of Financial Instruments, to require entities to provide disclosures about the fair value of financial instruments in interim financial information. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. In addition, an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS 107. The Company is required to adopt FSP FAS 107-1 and APB 28-1 for the quarter ended June 30, 2009. Management does not anticipate that the adoption of FSP FAS 107-1 and APB 28-1 will have a material impact on the Company’s financial statements.

     In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP changes existing guidance for determining whether an impairment to debt securities is other than temporary; replaces the existing requirement that management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert, (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis; requires that an entity recognize noncredit losses on held-to-maturity debt securities in other comprehensive income and amortize that amount over the remaining life of the security in a prospective manner by offsetting the recorded value of the asset unless the security is subsequently sold or there are additional credit losses; and requires entities to present the total other-than-temporary impairment in the statement of earnings with an offset for the amount recognized in other comprehensive income. When adopting FSP FAS 115-2 and FAS 124-2, entities are required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-temporary impairment from retained earnings to accumulated other comprehensive income if the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery. The Company is required to adopt FSP FAS 115-2 and FAS 124-2 for the quarter ended June 30, 2009. Management does not anticipate that the adoption of FSP FAS 115-2 and FAS 124-2 will have a material impact on the Company’s financial statements.

     In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction; clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active; and eliminates the proposed presumption that all transactions are distressed (not orderly) unless proven otherwise. The FSP instead requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. The Company is required to adopt FSP FAS 157-4 for the quarter ended June 30, 2009. Management does not anticipate that the adoption of FSP FAS 157-4 will have a material impact on the Company’s financial statements.

10. Subsequent Event - Amendment to Operating Lease

     The Company leases laboratory and office facilities in Tarrytown, New York. In December 2006, the Company entered into a new agreement (which was amended in October 2007 and September 2008) to lease laboratory and office space at the Company’s current Tarrytown location, including space that is now under construction and expected to be completed in mid-2009 (the “new facilities”). The term of the lease commenced effective June 2008 and will expire in June 2024. In April 2009, the Company amended the operating lease agreement to increase the amount of space the Company will lease. As amended, the lease contains early termination options for the portion of the space that excludes the new facilities. Other terms and conditions, as previously described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, remain unchanged. In connection with the lease amendment, in April 2009, the Company terminated an April 2008 sublease for space in Tarrytown, New York.

     In connection with the April 2009 amendment to the operating lease, the Company’s total estimated future minimum noncancelable lease commitments under operating leases, previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, will increase to $9.4 million, $14.5 million, $14.7 million, $13.7 million, and $15.1 million for the years ended December 31, 2009, 2010, 2011, 2012, and 2013, respectively, and increase to $182.5 million, in the aggregate, for years subsequent to 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion below contains forward-looking statements that involve risks and uncertainties relating to future events and the future financial performance of Regeneron Pharmaceuticals, Inc., and actual events or results may differ materially. These statements concern, among other things, the possible success and therapeutic applications of our product candidates and research programs, anticipated sales of our marketed product, the timing and nature of the clinical and research programs now underway or planned, and the future sources and uses of capital and our financial needs. These statements are made by us based on management's current beliefs and judgment. In evaluating such statements, stockholders and potential investors should specifically consider the various factors identified under the caption “Risk Factors” which could cause actual results to differ materially from those indicated by such forward-looking statements. We do not undertake any obligation to update publicly any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law.

Overview

     Regeneron Pharmaceuticals, Inc. is a biopharmaceutical company that discovers, develops, and commercializes pharmaceutical products for the treatment of serious medical conditions. We currently have one marketed product: ARCALYST® (rilonacept) Injection for Subcutaneous Use, which is available for prescription in the United States for the treatment of Cryopyrin-Associated Periodic Syndromes (CAPS), including Familial Cold Auto-inflammatory Syndrome (FCAS) and Muckle-Wells Syndrome (MWS) in adults and children 12 and older. We also have six clinical development programs, including three late-stage clinical programs. Our late stage programs are aflibercept (VEGF Trap), which is being developed in oncology in collaboration with the sanofi-aventis Group, VEGF Trap-Eye, which is being developed in eye diseases using intraocular delivery in collaboration with Bayer HealthCare LLC, and ARCALYST, which is being developed for the treatment of gout. Our earlier stage clinical programs are REGN88, an antibody to the interleukin-6 receptor (IL-6R), which is being developed in rheumatoid arthritis, REGN421, an antibody to Delta-like ligand-4 (Dll4), which is being developed in oncology, and REGN475, an antibody to Nerve Growth Factor (NGF), which is being developed for the treatment of pain. All three of these antibodies are being developed in collaboration with sanofi-aventis.

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

     Our core business strategy is to maintain a strong foundation in basic scientific research and discovery-enabling technology and combine that foundation with our clinical development and manufacturing capabilities to build a successful, integrated biopharmaceutical company. However, developing and commercializing new medicines entails significant risk and expense.

     We believe that our ability to develop product candidates is enhanced by the application of our VelociSuiteTM technology platforms. Our discovery platforms are designed to identify specific genes of therapeutic interest for a particular disease or cell type and validate targets through high-throughput production of mammalian models. Our human monoclonal antibody technology (VelocImmune®) and cell line expression technologies (VelociMabTM) may then be utilized to design and produce new product candidates directed against the disease target. Our first three antibody product candidates currently in clinical trials were developed using VelocImmune. Over the course of the next several years, we plan to advance an average of two to three new antibody product candidates into clinical development each year. We continue to invest in the development of enabling technologies to assist in our efforts to identify, develop, and commercialize new product candidates.

Commercial Product:

ARCALYST® (rilonacept) – Cryopyrin-Associated Periodic Syndromes (CAPS)

     In February 2008, we received marketing approval from the U.S. Food and Drug Administration (FDA) for ARCALYST® (rilonacept) Injection for Subcutaneous Use for the treatment of Cryopyrin-Associated Periodic Syndromes (CAPS), including Familial Cold Auto-inflammatory Syndrome (FCAS) and Muckle-Wells Syndrome (MWS) in adults and children 12 and older. We shipped $10.7 million of ARCALYST to our distributors in 2008, and $4.3 million during the first quarter of 2009. ARCALYST is a protein-based product designed to bind the interleukin-1 (called IL-1) cytokine and prevent its interaction with cell surface receptors. ARCALYST is the only therapy approved in the United States for patients with CAPS, a group of rare, inherited, auto-inflammatory conditions characterized by life-long, recurrent symptoms of rash, fever/chills, joint pain, eye redness/pain, and fatigue. Intermittent, disruptive exacerbations or flares can be triggered at any time by exposure to cooling temperatures, stress, exercise, or other unknown stimuli. CAPS is caused by a range of mutations in the gene NLRP3 (formerly known as CIAS1) which encodes a protein named cryopyrin. In addition to FCAS and MWS, CAPS includes Neonatal Onset Multisystem Inflammatory Disease (NOMID). ARCALYST has not been studied for the treatment of NOMID.

     In March 2008, ARCALYST became available for prescription in the United States and we transitioned the patients who participated in the CAPS pivotal study from clinical study drug to commercial supplies. In 2009, we expect to ship $15-20 million of ARCALYST to our U.S. distributors. In July 2008, we submitted a Marketing Authorization Application (MAA) to the European Medicines Agency (EMEA) for ARCALYST for the treatment of CAPS in the European Union.

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

     Aflibercept is being developed globally in cancer indications in collaboration with sanofi-aventis. We and sanofi-aventis are enrolling patients in four Phase 3 trials that are evaluating combinations of aflibercept with standard chemotherapy regimens for the treatment of cancer. One trial is evaluating aflibercept as a 2nd line treatment for metastatic colorectal cancer (called VELOUR) in combination with FOLFIRI (folinic acid (leucovorin), 5-fluorouracil, and irinotecan). A second trial is evaluating aflibercept as a 1st line treatment for metastatic pancreatic cancer in combination with gemcitabine (VANILLA). A third trial is evaluating aflibercept as a 2nd line treatment for metastatic non-small cell lung cancer in combination with docetaxel (VITAL). The fourth trial is evaluating aflibercept as a 1st line treatment for metastatic androgen-independent prostate cancer in combination with docetaxel/prednisone (VENICE). All four trials are studying the current standard of chemotherapy care for the cancer being studied with and without aflibercept. At the end of the first quarter of 2009, each of the four Phase 3 trials was approximately one-half enrolled, and initial data from the Phase 3 program are expected are 2010. In addition, a Phase 2 study of aflibercept in 1st-line metastatic colorectal cancer in combination with folinic acid (leucovorin), 5-fluorouracil, and oxaliplatin (AFFIRM) began recruiting patients in January 2009.

     Aflibercept is also being studied in a Phase 2 single-agent study in advanced ovarian cancer (AOC) patients with symptomatic malignant ascites (SMA). This trial is now fully enrolled and initial data from this trial are expected by mid-2009. The FDA has granted Fast Track designation to aflibercept for the treatment of SMA.

     In addition, multiple exploratory studies are being conducted in conjunction with the National Cancer Institute (NCI) Cancer Therapy Evaluation Program (CTEP) evaluating aflibercept as a single agent or in combination with chemotherapy regimens in a variety of cancer indications.

Aflibercept Collaboration with the sanofi-aventis Group

     We and sanofi-aventis U.S. (successor to Aventis Pharmaceuticals, Inc.) collaborate on the development and commercialization of aflibercept globally. Under the terms of our September 2003 collaboration agreement, as amended, we and sanofi-aventis will share co-promotion rights and profits on sales, if any, of aflibercept outside of Japan for disease indications included in our collaboration. In Japan, we are entitled to a royalty of approximately 35% on annual sales of aflibercept, subject to certain potential adjustments. We may also receive up to $400 million in milestone payments upon receipt of specified marketing approvals, including up to $360 million in milestone payments related to receipt of marketing approvals for up to eight aflibercept oncology and other indications in the United States or the European Union and up to $40 million related to receipt of marketing approvals for up to five oncology indications in Japan.

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

2. VEGF Trap-Eye – Ophthalmologic Diseases

     VEGF Trap-Eye is a specially purified and formulated form of VEGF Trap for use in intraocular applications. We and Bayer HealthCare are testing VEGF Trap-Eye in a Phase 3 program in patients with the neovascular form of age-related macular degeneration (wet AMD). We and Bayer HealthCare also initiated a Phase 2 study of VEGF Trap-Eye in patients with diabetic macular edema (DME) in late 2008. Wet AMD and diabetic retinopathy (which includes DME) are two of the leading causes of adult blindness in the developed world. In both conditions, severe visual loss is caused by a combination of retinal edema and neovascular proliferation. We and Bayer HealthCare have also announced plans to initiate a Phase 3 program later this year of VEGF Trap-Eye in the treatment of Central Retinal Vein Occlusion (CRVO). Dosing of the first patient in this Phase 3 program will entitle us to receive a $20.0 million milestone payment.

     The Phase 3 trials in wet AMD, known as VIEW 1 and VIEW 2 (VEGF Trap: Investigation of Efficacy and Safety in Wet age-related macular degeneration), are comparing VEGF Trap-Eye and ranibizumab (Lucentis®, a registered trademark of Genentech, Inc./Roche), an anti-angiogenic agent approved for use in wet AMD. VIEW 1 is being conducted in North America and VIEW 2 is being conducted in Europe, Asia Pacific, Japan, and Latin America. The VIEW 1 and VIEW 2 trials are both evaluating VEGF Trap-Eye doses of 0.5 mg and 2.0 mg at dosing intervals of four weeks and 2.0 mg at a dosing interval of eight weeks (after three monthly doses) compared with ranibizumab dosed according to its U.S. label, which specifies doses of 0.5 mg administered every four weeks over the first year. As-needed dosing (PRN) with both agents will be evaluated in the second year of the studies. We and Bayer Healthcare expect to complete enrollment of the VIEW 1 and VIEW 2 trials in 2009 and initial data are expected in late 2010.

     We and Bayer HealthCare have conducted a Phase 2 study in wet AMD which demonstrated that patients treated with VEGF Trap-Eye achieved durable improvements in visual acuity and retinal thickness for up to one year. Study results were reported at the 2008 annual meeting of the Retina Society.

     In this double-masked Phase 2 trial, known as CLEAR-IT 2, 157 patients were initially treated for 3 months with VEGF Trap-Eye: two groups received monthly doses of 0.5 or 2.0 mg (at weeks 0, 4, 8, and 12) and three groups received quarterly doses of 0.5, 2.0, or 4.0 mg (at baseline and week 12). Following the initial 3-month fixed-dosing phase, patients continued to receive VEGF Trap-Eye at the same dose on a PRN dosing schedule through one year, based upon the physician assessment of the need for re-treatment in accordance with pre-specified criteria.

     Patients receiving monthly doses of VEGF Trap-Eye of either 2.0 or 0.5 milligrams (mg) for 12 weeks followed by PRN dosing achieved mean improvements in visual acuity versus baseline of 9.0 letters (p<0.0001 versus baseline) and 5.4 letters (p<0.085 versus baseline), respectively, at the end of one year. The proportion of patients with vision of 20/40 or better (part of the legal minimum requirement for an unrestricted driver's license in the U.S.) increased from 23% at baseline to 45% at week 52 in patients initially treated with 2.0 mg monthly and from 16% at baseline to 47% at week 52 in patients initially treated with 0.5 mg monthly. Patients receiving monthly doses of VEGF Trap-Eye of either 2.0 or 0.5 mg also achieved mean decreases in retinal thickness versus baseline of 143 microns (p<0.0001 versus baseline) and 125 microns (p<0.0001 versus baseline) at week 52, respectively.

     After week 12 to week 52 in the PRN dosing period, patients initially dosed on a 2.0 mg monthly schedule received, on average, only 1.6 additional injections and those initially dosed on a 0.5 mg monthly schedule received, on average, 2.5 additional injections.

     While PRN dosing following a fixed quarterly dosing regimen (with dosing at baseline and week 12) also yielded improvements in visual acuity and retinal thickness versus baseline at week 52, the results generally were not as robust as those obtained with initial fixed monthly dosing.

     All patients who completed the one year CLEAR-IT 2 study were eligible to participate in an extension stage of the study. Eighteen month results of the extension stage are scheduled to be presented on May 4, 2009 at the 2009 Association for Research in Vision and Ophthalmology (ARVO) meeting. After receiving VEGF Trap-Eye for one year, the 117 patients who elected to enter the extension stage were dosed on a 2.0 mg PRN basis, irrespective of the dose at which they were treated earlier in the study. On a combined basis, for these 117 patients, the mean gain in visual acuity was 7.3 letters (p<0.0001 versus baseline) at the 3-month primary endpoint of the original Phase 2 study, 8.4 letters (p<0.0001 versus baseline) at one year, and 7.1 letters (p<0.0001 versus baseline) at month 6 of the extension stage. Thus, after 18 months of dosing with VEGF Trap-Eye in the Phase 2 study, patients continued to maintain a highly significant improvement in visual acuity versus baseline, while receiving, on average, only 3.5 injections over the 15-month PRN dosing phase that extended from month 3 to month 18.

     Among all the patients in the Phase 2 wet AMD study, VEGF Trap-Eye was generally well tolerated and there were no drug-related serious adverse events. There was one reported case of culture-negative endophthalmitis/uveitis in the study eye and two arterial thrombotic events; these were deemed not to be drug-related. Three deaths were reported—one patient with pancreatic cancer, one patient with squamous cell carcinoma of the lung, and one patient with pulmonary hypertension (a pre-existing condition). The most common adverse events were those typically associated with intravitreal injections and included conjunctival hemorrhage at the injection site and transient increased intraocular pressure following an injection.

     The recently initiated Phase 2 DME study, known as the DA VINCI study, is a double-masked, randomized, controlled trial that is evaluating four different VEGF Trap-Eye regimens versus laser treatment. The study is expected to complete enrollment of approximately 200 patients in the U.S., Canada, European Union, and Australia by the end of 2009. The patients in the study will be treated for 52 weeks followed by six additional months of safety evaluation. The primary efficacy endpoint is the change in best corrected visual acuity (BCVA) from baseline to week 24.

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

3. ARCALYST® (rilonacept) – Inflammatory Diseases

     We are evaluating ARCALYST in gout, a disease where as in CAPS, IL-1 may play an important role in pain and inflammation. In September 2008, we announced the results of a Phase 2 study which evaluated the efficacy and safety of ARCALYST versus placebo in the prevention of gout flares induced by the initiation of urate-lowering drug therapy that is used to control gout. In this 83-patient, double-blind, placebo-controlled study, the mean number of flares per patient over the first 12 weeks of urate-lowering therapy was 0.79 with placebo and 0.15 with ARCALYST (p=0.0011), an 81% reduction. This was the primary endpoint of the study. All secondary endpoints also were met with statistical significance. In the first 12 weeks of treatment, 45.2% of patients treated with placebo experienced a gout flare and, of those, 47.4% had more than one flare. Among patients treated with ARCALYST, only 14.6% experienced a gout flare (p=0.0037 versus placebo) and none had more than one flare. Injection-site reaction was the most commonly reported adverse event with ARCALYST and no serious drug-related adverse events were reported.

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

     During the first quarter of 2009, we initiated a Phase 3 clinical development program with ARCALYST for the treatment of gout. The program includes four clinical trials, three of which are currently enrolling patients. Two Phase 3 clinical trials (called PRE-SURGE 1 and PRE-SURGE 2) will evaluate ARCALYST versus placebo for the prevention of gout flares in patients initiating urate-lowering drug therapy. A third Phase 3 trial in acute gout (SURGE) will evaluate treatment with ARCALYST alone versus ARCALYST in combination with a non-steroidal anti-inflammatory drug (NSAID) versus an NSAID alone. The Phase 3 clinical development program also includes a separate placebo-controlled safety study (RE-SURGE). We expect to report initial data from the Phase 3 program in 2010.

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

4. Monoclonal Antibodies

     We and sanofi-aventis are collaborating on the discovery, development, and commercialization of fully human monoclonal antibodies generated using our VelocImmune® technology. The first therapeutic antibodies to enter clinical development under the collaboration are REGN88 and REGN475. REGN88, an antibody to the interleukin-6 receptor (IL-6R) is being evaluated in rheumatoid arthritis. REGN475, an antibody to Nerve Growth Factor (NGF) that binds NGF selectively without cross-reacting with other members of the neurotrophin family (such as neurotrophin-3, neurotrophin-4, and BDNF), is being developed for the treatment of pain. In addition, a Phase 1 trial is in the process of being initiated to evaluate REGN421, an antibody to Delta-like ligand-4 (Dll4), in patients with advanced malignancies. Over the course of the next several years, we and sanofi-aventis plan to advance an average of two to three new fully human monoclonal antibodies into clinical development each year.

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

      Regeneron scientists have developed two different technologies to design protein therapeutics to block the action of specific secreted proteins. The first technology, termed the “Trap” technology, was used to generate our first approved product, ARCALYST® (rilonacept), as well as aflibercept, and VEGF Trap-Eye, all of which are in Phase 3 clinical trials. These novel “Traps” are composed of fusions between two distinct receptor components and the constant region of an antibody molecule called the “Fc region”, resulting in high affinity product candidates. VelociSuite is our second technology platform and it is used for discovering, developing, and producing fully human monoclonal antibodies.

VelociSuiteTM

     VelociSuite consists of VelocImmune®, VelociGene®, VelociMouse®, and VelociMabTM. The VelocImmune mouse platform is utilized to produce fully human monoclonal antibodies. VelocImmune was generated by exploiting our VelociGene technology (see below), in a process in which six megabases of mouse immune gene loci were replaced, or “humanized,” with corresponding human immune gene loci. VelocImmune mice can be used to generate efficiently fully human monoclonal antibodies to targets of therapeutic interest. VelocImmune and our entire VelociSuite offer the potential to increase the speed and efficiency through which human monoclonal antibody therapeutics may be discovered and validated, thereby improving the overall efficiency of our early stage drug development activities. We are utilizing the VelocImmune technology to produce our next generation of drug candidates for preclinical and clinical development.

     Our VelociGene platform allows custom and precise manipulation of very large sequences of DNA to produce highly customized alterations of a specified target gene, or genes, and accelerates the production of knock-out and transgenic expression models without using either positive/negative selection or isogenic DNA. In producing knock-out models, a color or fluorescent marker may be substituted in place of the actual gene sequence, allowing for high-resolution visualization of precisely where the gene is active in the body, during normal body functioning, as well as in disease processes. For the optimization of pre-clinical development and toxicology programs, VelociGene offers the opportunity to humanize targets by replacing the mouse gene with the human homolog. Thus, VelociGene allows scientists to rapidly identify the physical and biological effects of deleting or over-expressing the target gene, as well as to characterize and test potential therapeutic molecules.

     The VelociMouse technology platform allows for the direct and immediate generation of genetically altered mice from embryonic stem cells (ES cells), thereby avoiding the lengthy process involved in generating and breeding knockout mice from chimeras. Mice generated through this method are normal and healthy and exhibit a 100% germ-line transmission. Furthermore, Regeneron’s VelociMice are suitable for direct phenotyping or other studies. We have also developed our VelociMab platform for the rapid screening of antibodies and rapid generation of expression cell lines for our Traps and our VelocImmune human monoclonal antibodies.

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

License Agreement with AstraZeneca

     In February 2007, we entered into a non-exclusive license agreement with AstraZeneca UK Limited that allows AstraZeneca to utilize our VelocImmune technology in its internal research programs to discover human monoclonal antibodies. Under the terms of the agreement, AstraZeneca made $20.0 million annual, non-refundable payments to us in February 2007, 2008, and 2009. AstraZeneca is required to make up to three additional annual payments of $20.0 million, subject to its ability to terminate the agreement after making the next additional payment or earlier if the technology does not meet minimum performance criteria. We are entitled to receive a mid-single-digit royalty on any future sales of antibody products discovered by AstraZeneca using our VelocImmune technology.

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

Academic VelocImmune® Investigators’ Program

     In September 2008, we entered into an agreement that will provide researchers at Columbia University Medical Center with access to our VelocImmune technology platform. In March 2009, we entered into a similar agreement with The University of Texas Southwestern Medical Center at Dallas. Under the agreements, scientists at these academic institutions will use VelocImmune mice to generate antibodies against their research targets and will conduct research to discover potential human therapeutics based on the antibodies. We have an exclusive option to license the antibodies for development and commercialization as therapeutic or diagnostic products and will pay to the appropriate institution a low single-digit royalty on ensuing product sales.

National Institutes of Health Grant

     In September 2006, we were awarded a five-year grant from the National Institutes of Health (NIH) as part of the NIH’s Knockout Mouse Project. The goal of the Knockout Mouse Project is to build a comprehensive and broadly available resource of knockout mice to accelerate the understanding of gene function and human diseases. We are using our VelociGene® technology to take aim at 3,500 of the most difficult genes to target and which are not currently the focus of other large-scale knockout mouse programs. We also agreed to grant a limited license to a consortium of research institutions, the other major participants in the Knockout Mouse Project, to use components of our VelociGene technology in the Knockout Mouse Project. We are generating a collection of targeting vectors and targeted mouse ES cells which can be used to produce knockout mice. These materials are available to academic researchers without charge. We will receive a fee for each targeted ES cell line or targeting construct made by us or the research consortium and transferred to commercial entities.

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

Research Programs:

Oncology and Angiogenesis

     In many clinical settings, positively or negatively regulating blood vessel growth could have important therapeutic benefits, as could the repair of damaged and leaky vessels. VEGF was the first growth factor shown to be specific for blood vessels, by virtue of having its receptor specifically expressed on blood vessel cells. In 1994, we discovered a second family of angiogenic growth factors, termed angiopoietins, and we have received patents covering members of this family. Angiopoietins include naturally occurring positive and negative regulators of angiogenesis, as described in numerous scientific manuscripts published by our scientists and their collaborators. Angiopoietins are being evaluated in preclinical research by us and our academic collaborators. Our preclinical studies have revealed that VEGF and angiopoietins normally function in a coordinated and collaborative manner during blood vessel growth. Manipulation of both VEGF and angiopoietins seems to be of value in either promoting or blocking vessel growth. We have research programs focusing on several targets in the areas of oncology and angiogenesis.

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

Metabolic and Related Diseases

     Food intake and metabolism are regulated by complex interactions between diverse neural and hormonal signals that serve to maintain an optimal balance between energy intake, storage, and utilization. The hypothalamus, a small area at the base of the brain, is critically involved in integrating peripheral signals which reflect nutritional status and neural outputs which regulate appetite, food seeking behaviors, and energy expenditure. Metabolic disorders, such as type 2 diabetes, reflect a dysregulation in the systems which ordinarily tightly couple energy intake to energy expenditure. Our preclinical research program in this area encompasses the study of peripheral (hormonal) regulators of food intake and metabolism in health and disease. We have identified several targets in these therapeutic areas and are evaluating lead monoclonal antibodies in relevant preclinical models.

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

     From inception on January 8, 1988 through March 31, 2009, we had a cumulative loss of $893.4 million. In the absence of significant revenues from the commercialization of ARCALYST or our other product candidates or other sources, the amount, timing, nature, and source of which cannot be predicted, our losses will continue as we conduct our research and development activities. We expect to incur substantial losses over the next several years as we continue the clinical development of VEGF Trap-Eye and ARCALYST in other indications; advance new product candidates into clinical development from our existing research programs utilizing our technology for discovering fully human monoclonal antibodies; continue our research and development programs; and commercialize additional product candidates that receive regulatory approval, if any. Also, our activities may expand over time and require additional resources, and we expect our operating losses to be substantial over at least the next several years. Our losses may fluctuate from quarter to quarter and will depend on, among other factors, the progress of our research and development efforts, the timing of certain expenses, and the amount and timing of payments that we receive from collaborators.

     The planning, execution, and results of our clinical programs are significant factors that can affect our operating and financial results. In our clinical programs, key events to date in 2009 and plans over the next 12 months are as follows:

2009-10 Plans
Clinical Program	2009 Events to Date	(next 12 months)
ARCALYST® (rilonacept; also known as IL-1 Trap)
  Initiated patient enrollment in the Phase 3 program evaluating ARCALYST in the prevention of gout flares associated with the initiation of urate-lowering drug therapy and in the treatment of acute gout attacks
Continue enrollment in the Phase 3 program in gout

Aflibercept (VEGF Trap – Oncology)	Initiated a Phase 2 1st-line study in metastatic colorectal cancer in combination with chemotherapy Achieved approximately 50% enrollment in each of the Phase 3 studies	Report results of a Phase 2 single-agent study in SMA Continue enrollment of the four Phase 3 studies

VEGF Trap-Eye (intravitreal injection)		Complete enrollment in VIEW 1 and VIEW 2 trials Continue enrolling patients in the Phase 2 DME trial Initiate a Phase 3 CRVO program

Monoclonal Antibodies	Initiated a Phase 1 trial for REGN475 (anti-NGF) in healthy volunteers
  Initiate a Phase 1 trial for REGN421(anti Dll4) in oncology
  Report data from a Phase 1 trial of REGN88 (anti-IL-6R) in rheumatoid arthritis
  Initiate multiple Phase 2 trials for REGN475 in pain indications
  Advance additional antibody candidate(s) into clinical development

Results of Operations

Three Months Ended March 31, 2009 and 2008

Net Loss:

     Regeneron reported a net loss of $17.5 million, or $0.22 per share (basic and diluted), for the first quarter of 2009 compared to a net loss of $11.6 million, or $0.15 per share (basic and diluted), for the first quarter of 2008. The increase in our net loss was principally due to higher research and development expenses, as detailed below, partly offset by higher contract research and development revenue in connection with our antibody collaboration with sanofi-aventis and net product sales of ARCALYST® (rilonacept) for the treatment of CAPS.

Revenues:

     Revenues for the three months ended March 31, 2009 and 2008 consist of the following:

(In millions)	2009	2008
Contract research & development revenue
Sanofi-aventis	$49.6	$35.7
Bayer HealthCare	10.0	9.0
Other	1.5	1.7
Total contract research & development revenue	61.1	46.4
Technology licensing revenue	10.0	10.0
Net product sales	3.9
Total revenue	$75.0	$56.4

     The contract and research development revenue we earn from sanofi-aventis, as detailed below, consists primarily of reimbursement for research and development expenses and partly of the recognition of revenue related to non-refundable up-front payments of $105.0 million related to the aflibercept collaboration and $85.0 million related to the antibody collaboration.

Sanofi-aventis Contract Research & Development Revenue	Three months ended
(In millions)	March 31,
Aflibercept:	2009	2008
Regeneron expense reimbursement	$5.4	$11.7
Recognition of deferred revenue related to up-front payments	2.5	2.1
Total aflibercept	7.9	13.8
Antibody:
Regeneron expense reimbursement	38.4	19.3
Recognition of deferred revenue related to up-front payment	2.6	2.6
Recognition of revenue related to VelociGene® agreement	0.7
Total antibody	41.7	21.9
Total sanofi-aventis contract research & development revenue	$49.6	$35.7

     Sanofi-aventis’ reimbursement of Regeneron’s aflibercept expenses decreased in the first quarter of 2009, compared to the same period in 2008, primarily due to lower costs related to manufacturing aflibercept clinical supplies. Recognition of deferred revenue related to sanofi-aventis’ up-front aflibercept payments increased in the first quarter of 2009 compared to the same period in 2008 due to shortening the estimated performance period over which this deferred revenue is being recognized, effective in the fourth quarter of 2008. As of March 31, 2009, $49.9 million of the original $105.0 million of up-front payments related to aflibercept was deferred and will be recognized as revenue in future periods.

     In the first quarter of 2009, sanofi-aventis’ reimbursement of Regeneron’s antibody expenses consisted of $22.7 million under the discovery agreement and $15.7 million of development costs under the license agreement, compared to $15.1 million and $4.2 million, respectively, in the first quarter of 2008. Higher sanofi-aventis’ reimbursements in the first quarter of 2009 compared to the same period in 2008 were due to an increase in our research activities conducted under the discovery agreement and increases in our development activities for REGN88, REGN421, and REGN475 under the license agreement.

     Recognition of deferred revenue under the antibody collaboration related to sanofi-aventis’ $85.0 million up-front payment. As of March 31, 2009, $71.0 million of this up-front payment was deferred and will be recognized as revenue in future periods.

     As described above, in August, 2008, we entered into a separate VelociGene® agreement with sanofi-aventis. For the three months ended March 31, 2009, we recognized $0.7 million of revenue related to this agreement.

     The contract research and development revenue we earn from Bayer HealthCare, as detailed below, consists partly of cost sharing of Regeneron VEGF Trap-Eye development expenses and partly of recognition of revenue related to a non-refundable $75.0 million up-front payment and $20.0 million non-substantive milestone payment.

	Three months ended
Bayer HealthCare Contract Research & Development Revenue	March 31,
(In millions)	2009	2008
Cost-sharing of Regeneron VEGF Trap-Eye development expenses	$7.5	$5.7
Recognition of deferred revenue related to up-front and milestone payments	2.5	3.3
Total Bayer HealthCare contract research & development revenue	$10.0	$9.0

     In the first quarter of 2009, cost-sharing of Regeneron VEGF Trap-Eye development expenses increased, compared to the same period in 2008, primarily due to higher clinical development costs in connection with our VIEW 1 trial in wet AMD and Phase 2 trial in DME. Recognition of deferred revenue related to Bayer’s up-front and milestone payments decreased in the first quarter of 2009 compared to the same period in 2008 due to an extension of the estimated performance period over which this deferred revenue is being recognized, effective in the fourth quarter of 2008. As of March 31, 2009, $64.2 million of the up-front licensing and milestone payments was deferred and will be recognized as revenue in future periods.

     Other contract research and development revenue in the first quarter of 2009 and 2008 includes $1.5 million and $1.1 million, respectively, in connection with our five-year grant from the NIH, which we were awarded in September 2006 as part of the NIH’s Knockout Mouse Project.

     In connection with our VelocImmune® license agreements with AstraZeneca and Astellas, each of the $20.0 million annual, non-refundable payments are deferred upon receipt and recognized as revenue ratably over approximately the ensuing year of each agreement. In the first quarter of both 2009 and 2008, we recognized $10.0 million of technology licensing revenue related to these agreements.

     For the three months ended March 31, 2009, we recognized as revenue $3.9 million of ARCALYST® (rilonacept) net product sales for which both the right of return no longer exists and rebates can be reasonably estimated. At March 31, 2009, deferred revenue related to ARCALYST net product sales totaled $4.2 million.

Expenses:

     Total operating expenses increased to $94.2 million in the first quarter of 2009 from $72.3 million in the same period of 2008. Our average headcount increased to 938 in the first quarter of 2009 from 714 in the same period of 2008 principally as a result of our expanding research and development activities which are primarily attributable to the sanofi-aventis antibody collaboration.

     Operating expenses in the first quarter of 2009 and 2008 include a total of $7.7 million and $8.3 million, respectively, of non-cash compensation expense related to employee stock option and restricted stock awards (Non-cash Compensation Expense), as detailed below:

	For the three months ended March 31, 2009
	Expenses before
	inclusion of Non-cash	Non-cash
Expenses	Compensation	Compensation	Expenses as
(In millions)	Expense	Expense	Reported
Research and development	$77.4	$4.7	$82.1
Selling, general, and administrative	8.7	3.0	11.7
Cost of goods sold	0.4		0.4
Total operating expenses	$86.5	$7.7	$94.2

	For the three months ended March 31, 2008
	Expenses before
	inclusion of Non-cash	Non-cash
Expenses	Compensation	Compensation	Expenses as
(In millions)	Expense	Expense	Reported
Research and development	$56.4	$4.9	$61.3
Selling, general, and administrative	7.6	3.4	11.0
Total operating expenses	$64.0	$8.3	$72.3

Research and Development Expenses:

     Research and development expenses increased to $82.1 million in the first quarter of 2009 from $61.3 million in the same period of 2008. The following table summarizes the major categories of our research and development expenses for the three months ended March 31, 2009 and 2008:

	For the three months ended March 31,
Research and Development Expenses			Increase
(In millions)	2009	2008	(Decrease)
Payroll and benefits (1)	$22.9	$19.2	$3.7
Clinical trial expenses	19.3	8.5	10.8
Clinical manufacturing costs (2)	14.1	14.7	(0.6)
Research and preclinical development costs	8.4	5.5	2.9
Occupancy and other operating costs	10.4	6.8	3.6
Cost-sharing of Bayer HealthCare VEGF
Trap-Eye development expenses (3)	7.0	6.6	0.4
Total research and development	$82.1	$61.3	$20.8

(1)	Includes $4.0 million and $4.2 million of Non-cash Compensation Expense for the three months ended March 31, 2009 and 2008, respectively.
(2)	Represents the full cost of manufacturing drug for use in research, preclinical development, and clinical trials, including related payroll and benefits, Non-cash Compensation Expense, manufacturing materials and supplies, depreciation, and occupancy costs of our Rensselaer manufacturing facility. Includes $0.7 million of Non-cash Compensation Expense for both the three months ended March 31, 2009 and 2008.
(3)	Under our collaboration with Bayer HealthCare, in periods when Bayer HealthCare incurs VEGF Trap-Eye development expenses, we also recognize, as additional research and development expense, the portion of Bayer HealthCare’s VEGF Trap-Eye development expenses that we are obligated to reimburse.

     Payroll and benefits increased principally due to the increase in employee headcount, as described above. Clinical trial expenses increased due primarily to higher costs related to our clinical development programs for (i) VEGF Trap-Eye, including our VIEW 1 trial in wet AMD and Phase 2 trial in DME, (ii) ARCALYST, related to our Phase 3 clinical development program in gout, and (iii) monoclonal antibodies, primarily related to REGN88 in rheumatoid arthritis. Clinical manufacturing costs decreased due to lower costs related to manufacturing aflibercept clinical supplies, partially offset by higher costs related to manufacturing clinical supplies of ARCALYST and monoclonal antibodies, including REGN88. Research and preclinical development costs increased primarily due to higher costs associated with our antibody programs. Occupancy and other operating costs increased principally in connection with our higher headcount, expanded research and development activities, and new operating lease for our Tarrytown, New York facilities, which commenced in June 2008. Cost-sharing of Bayer HealthCare’s VEGF Trap-Eye development expenses slightly increased primarily due to higher costs in connection with the VIEW 2 trial in wet AMD, which is being conducted by Bayer HealthCare.

     We budget our research and development costs by expense category, rather than by project. We also prepare estimates of research and development costs for projects in clinical development, which include direct costs and allocations of certain costs such as indirect labor, Non-cash Compensation Expense, and manufacturing and other costs related to activities that benefit multiple projects, and, under our collaboration with Bayer HealthCare, the portion of Bayer HealthCare’s VEGF Trap-Eye development expenses that we are obligated to reimburse. Our estimates of research and development costs for clinical development programs (including ARCALYST for the treatment of CAPS prior to receipt of marketing approval from the FDA in February 2008) are shown below:

Project Costs	For the three months ended March 31,
			Increase
(In millions)	2009	2008	(Decrease)
ARCALYST® (rilonacept)	$17.9	$8.0	$9.9
Aflibercept	4.2	10.1	(5.9)
VEGF Trap-Eye	20.8	16.6	4.2
REGN88	9.0	3.8	5.2
REGN421 and REGN475	4.9		4.9
Other research programs & unallocated costs	25.3	22.8	2.5
Total research and development expenses	$82.1	$61.3	$20.8

     Drug development and approval in the United States is a multi-step process regulated by the FDA. The process begins with discovery and preclinical evaluation, leading up to the submission of an IND to the FDA which, if successful, allows the opportunity for study in humans, or clinical study, of the potential new drug. Clinical development typically involves three phases of study: Phase 1, 2, and 3. The most significant costs in clinical development are in Phase 3 clinical trials, as they tend to be the longest and largest studies in the drug development process. Following successful completion of Phase 3 clinical trials for a biological product, a biologics license application (or BLA) must be submitted to, and accepted by, the FDA, and the FDA must approve the BLA prior to commercialization of the drug. It is not uncommon for the FDA to request additional data following its review of a BLA, which can significantly increase the drug development timeline and expenses. We may elect either on our own, or at the request of the FDA, to conduct further studies that are referred to as Phase 3B and 4 studies. Phase 3B studies are initiated and either completed or substantially completed while the BLA is under FDA review. These studies are conducted under an IND. Phase 4 studies, also referred to as post-marketing studies, are studies that are initiated and conducted after the FDA has approved a product for marketing. In addition, as discovery research, preclinical development, and clinical programs progress, opportunities to expand development of drug candidates into new disease indications can emerge. We may elect to add such new disease indications to our development efforts (with the approval of our collaborator for joint development programs), thereby extending the period in which we will be developing a product. For example, we, and our collaborators where applicable, continue to explore further development of ARCALYST, aflibercept, and VEGF Trap-Eye in different disease indications.

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

Selling, General, and Administrative Expenses:

     Selling, general, and administrative expenses increased to $11.7 million in the first quarter of 2009 from $11.0 million in the same period of 2008 due to (i) higher selling expenses related to ARCALYST, (ii) higher compensation expense due primarily to increases in administrative headcount to support our expanded research and development activities, and (iii) higher administrative facility-related costs arising principally in connection with our higher headcount and the new operating lease for our Tarrytown, New York facilities, which commenced in June 2008.

Cost of Goods Sold:

     In the third quarter of 2008, we began recognizing revenue and cost of goods sold from product sales of ARCALYST. We began capitalizing inventory costs associated with commercial supplies of ARCALYST subsequent to receipt of marketing approval from the FDA in February 2008. Costs for manufacturing supplies of ARCALYST prior to receipt of FDA approval were recognized as research and development expenses in the period that the costs were incurred. Therefore, these costs are not being included in cost of goods sold when revenue is recognized from the sale of those supplies of ARCALYST. Cost of goods sold for the first quarter of 2009 was $0.4 million and consisted primarily of royalty and other period costs related to ARCALYST commercial supplies.

Other Income and Expense:

     Investment income decreased to $1.8 million in the first quarter of 2009 from $7.3 million in the comparable quarter of 2008. The decrease in investment income was due to lower yields on, and lower balances of, cash and marketable securities in the first quarter of 2009 compared to the same quarter of 2008. Interest expense was $3.0 million in the first quarter of 2008 and related to $200.0 million of formerly outstanding 5.5% Convertible Senior Subordinated Notes which we either repurchased or repaid in full during 2008.

Liquidity and Capital Resources

     Since our inception in 1988, we have financed our operations primarily through offerings of our equity securities, a private placement of convertible debt (which was repurchased or repaid in 2008), purchases of our equity securities by our collaborators, including sanofi-aventis, revenue earned under our past and present research and development agreements, including our agreements with sanofi-aventis and Bayer HealthCare, our past contract manufacturing agreements, and our technology licensing agreements, ARCALYST product revenue, and investment income.

Three months ended March 31, 2009 and 2008

     At March 31, 2009, we had $496.0 million in cash, cash equivalents, restricted cash, and marketable securities compared with $527.5 million at December 31, 2008. In February 2009, we received a $20.0 million annual, non-refundable payment in connection with our non-exclusive license agreement with AstraZeneca.

Cash Used in Operations:

     Net cash used in operations was $10.2 million in the first quarter of 2009 compared to $17.9 million in the first quarter of 2008. Our net losses of $17.5 million in the first quarter of 2009 and $11.6 million in the first quarter of 2008 included $7.7 million and $8.3 million, respectively, of Non-cash Compensation Expense.

     At March 31, 2009, accounts receivable increased by $13.0 million, compared to end-of-year 2008, primarily due to a higher receivable balance related to our antibody collaboration with sanofi-aventis. Also, prepaid expenses and other assets increased by $8.6 million at March 31, 2009 compared to end-of-year 2008 due primarily to higher prepaid clinical trial costs. At March 31, 2009, accounts payable, accrued expenses, and other liabilities increased by $15.3 million compared to end-of-year 2008. The increase was due primarily to higher liabilities for clinical trial and payroll costs, and capital expenditures, primarily for tenant improvements and related costs in connection with our new leased facilities in Tarrytown, New York, partially offset by a lower cost-sharing payment due to Bayer HealthCare in connection with the companies’ VEGF Trap-Eye collaboration.

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

Cash (Used in) Provided by Investing Activities:

     Net cash used in investing activities was $39.5 million in the first quarter of 2009 compared to net cash provided by investing activities of $37.9 million in the same period of 2008, due primarily to an increase in purchases of marketable securities net of sales or maturities. In the first quarter of 2009, purchases exceeded sales or maturities of marketable securities by $17.6 million, whereas in the first quarter of 2008, sales or maturities exceeded purchases of marketable securities by $41.0 million. In addition, cash used for capital expenditures totaled $21.9 million in the first three months of 2009, primarily for tenant improvements and related costs in connection with our new leased facilities in Tarrytown.

Cash Provided by Financing Activities:

     Cash provided by financing activities decreased to $1.0 million in the first quarter of 2009 from $1.9 million in the same period in 2008 due to a decrease in issuances of Common Stock in connection with exercises of employee stock options.

Fair Value of Marketable Securities:

     At March 31, 2009 and December 31, 2008, we held marketable securities whose aggregate fair value totaled $295.2 million and $278.0 million, respectively. The composition of our portfolio of marketable securities on these dates was as follows:

	March 31, 2009		December 31, 2008
Investment type	Fair Value	Percent	Fair Value	Percent
U.S. Treasury securities	$131.0	44%	$113.9	41%
U.S. government agency securities	59.9	20%	58.3	21%
U.S. government-guaranteed corporate bonds	48.9	17%	29.8	11%
U.S. government guaranteed collateralized mortgage
obligations	11.3	4%	17.4	6%
Corporate bonds	32.1	11%	37.1	13%
Asset-backed securities	8.8	3%	17.8	7%
Other	3.2	1%	3.7	1%
Total marketable securities	$295.2	100%	$278.0	100%

     In addition, at March 31, 2009 and December 31, 2008, we had $200.8 million and $249.5 million, respectively, of cash, cash equivalents, and restricted cash, primarily held in money market funds that invest in U.S. government securities.

     During the first quarter of 2009, as marketable securities in our portfolio matured or paid down, we purchased primarily U.S. Treasury securities, U.S. government agency obligations and U.S. government-guaranteed debt. This shift toward higher quality securities, which we initiated in 2008, continues to reduce the risk profile, as well as the overall yield, of our portfolio. In particular, we continue to reduce the proportion of asset-backed securities and corporate bonds in our portfolio.

Capital Expenditures:

     Our additions to property, plant, and equipment totaled $24.7 million and $2.8 million for the first three months of 2009 and 2008, respectively. During the remainder of 2009, we expect to incur, primarily in connection with expanding our Rensselaer, New York manufacturing facilities and the new Tarrytown facilities approximately $80 to $90 million in capital expenditures of which up to approximately $50 million is reimbursable at our option from our landlord under the terms of our Tarrytown operating lease.

Amendment to Operating Lease – Tarrytown, New York Facilities:

     We currently lease approximately 248,000 square feet of laboratory and office facilities in Tarrytown, New York. In December 2006, we entered into a new operating lease agreement (as amended in October 2007 and September 2008) to lease approximately 348,000 square feet of laboratory and office space at our current Tarrytown location, including approximately 230,000 square feet in new facilities that are currently under construction and expected to be completed in mid-2009. The term of the lease commenced effective June 2008 and will expire in June 2024. In April 2009, we amended the operating lease agreement to increase the amount of space we will lease to approximately 389,500 square feet. As amended, the lease contains early termination options on approximately 159,500 square feet of space. Other terms and conditions, as previously described in our Annual Report on Form 10-K for the year ended December 31, 2008, remain unchanged. In connection with the lease amendment, in April 2009, we terminated a sublease for 16,200 square feet of space in Tarrytown, New York.

Funding Requirements:

     We expect to continue to incur substantial funding requirements primarily for research and development activities (including preclinical and clinical testing). Before taking into account reimbursements from collaborators, we currently anticipate that approximately 55-65% of our expenditures for 2009 will be directed toward the preclinical and clinical development of product candidates, including ARCALYST® (rilonacept), aflibercept, VEGF Trap-Eye, and monoclonal antibodies (including REGN88, REGN421, and REGN475); approximately 15-20% of our expenditures for 2009 will be applied to our basic research and early preclinical activities and the remainder of our expenditures for 2009 will be used for the continued development of our novel technology platforms, capital expenditures, and general corporate purposes.

     We currently anticipate that in 2009 sales of ARCALYST for the treatment of CAPS will not materially enhance or otherwise materially impact our cash flows.

     In connection with the April 2009 amendment to our operating lease agreement in Tarrytown, New York, as described above, our funding requirements for operating leases, previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, will increase (i) from $9.1 million to $9.4 million for the year ending December 31, 2009, (ii) from $26.8 million to $29.2 million for the two-year period beginning January 1, 2010, (iii) from $27.2 million to $28.8 million for the two-year period beginning January 1, 2012, and (iv) from $167.0 million to $182.5 million for the fiscal years beginning January 1, 2014 and thereafter.

     The amount we need to fund operations will depend on various factors, including the status of competitive products, the success of our research and development programs, the potential future need to expand our professional and support staff and facilities, the status of patents and other intellectual property rights, the delay or failure of a clinical trial of any of our potential drug candidates, and the continuation, extent, and success of our collaborations with sanofi-aventis and Bayer HealthCare. Clinical trial costs are dependent, among other things, on the size and duration of trials, fees charged for services provided by clinical trial investigators and other third parties, the costs for manufacturing the product candidate for use in the trials, and for supplies, laboratory tests, and other expenses. The amount of funding that will be required for our clinical programs depends upon the results of our research and preclinical programs and early-stage clinical trials, regulatory requirements, the duration and results of clinical trials underway and of additional clinical trials that we decide to initiate, and the various factors that affect the cost of each trial as described above. Currently, we are required to remit royalties on product sales of ARCALYST for the treatment of CAPS. In the future, if we are able to successfully develop, market, and sell ARCALYST for other indications or certain of our product candidates, we may be required to pay royalties or otherwise share the profits generated on such sales in connection with our collaboration and licensing agreements.

     We expect that expenses related to the filing, prosecution, defense, and enforcement of patent and other intellectual property claims will continue to be substantial as a result of patent filings and prosecutions in the United States and foreign countries.

     We believe that our existing capital resources, including funding we are entitled to receive under our collaboration agreements, will enable us to meet operating needs through at least 2012. However, this is a forward-looking statement based on our current operating plan, and there may be a change in projected revenues or expenses that would lead to our capital being consumed significantly before such time. If there is insufficient capital to fund all of our planned operations and activities, we believe we would prioritize available capital to fund selected preclinical and clinical development programs.

     Other than letters of credit totaling $1.7 million, including a $1.6 million letter of credit issued to our landlord in connection with our operating lease for facilities in Tarrytown, New York, as described above, we have no off-balance sheet arrangements. In addition, we do not guarantee the obligations of any other entity. As of March 31, 2009, we had no established banking arrangements through which we could obtain short-term financing or a line of credit. In the event we need additional financing for the operation of our business, we will consider collaborative arrangements and additional public or private financing, including additional equity financing. Factors influencing the availability of additional financing include our progress in product development, investor perception of our prospects, and the general condition of the financial markets. We may not be able to secure the necessary funding through new collaborative arrangements or additional public or private offerings. If we cannot raise adequate funds to satisfy our capital requirements, we may have to delay, scale-back, or eliminate certain of our research and development activities or future operations. This could materially harm our business.

Future Impact of Recently Issued Accounting Standards

     In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends SFAS 107, Disclosures about Fair Value of Financial Instruments, to require entities to provide disclosures about the fair value of financial instruments in interim financial information. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. In addition, an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS 107. We are required to adopt FSP 107-1 and APB 28-1 for the quarter ended June 30, 2009. Management does not anticipate that the adoption of FSP 107-1 and APB 28-1 will have a material impact on our financial statements.

     In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP changes existing guidance for determining whether an impairment to debt securities is other than temporary; replaces the existing requirement that management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis; requires that an entity recognize noncredit losses on held-to-maturity debt securities in other comprehensive income and amortize that amount over the remaining life of the security in a prospective manner by offsetting the recorded value of the asset unless the security is subsequently sold or there are additional credit losses; and requires entities to present the total other-than-temporary impairment in the statement of earnings with an offset for the amount recognized in other comprehensive income. When adopting FSP FAS 115-2 and FAS 124-2, entities are required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-temporary impairment from retained earnings to accumulated other comprehensive income if the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery. We are required to adopt FSP FAS 115-2 and FAS 124-2 for the quarter ended June 30, 2009. Management does not anticipate that the adoption of FSP FAS 115-2 and FAS 124-2 will have a material impact on our financial statements.

     In April 2009 the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction; clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active; and eliminates the proposed presumption that all transactions are distressed (not orderly) unless proven otherwise. The FSP instead requires entities to base its conclusion about whether a transaction was not orderly on the weight of the evidence. We are required to adopt FSP FAS 157-4 for the quarter ended June 30, 2009. Management does not anticipate that the adoption of FSP FAS 157-4 will have a material impact on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk:

     Our earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from our investment of available cash balances in investment grade corporate, asset-backed, and U.S. government securities. We do not believe we are materially exposed to changes in interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We estimated that a one percent unfavorable change in interest rates would result in approximately a $1.6 million and $1.8 million decrease in the fair value of our investment portfolio at March 31, 2009 and 2008, respectively.

Credit Quality Risk:

     We have an investment policy that includes guidelines on acceptable investment securities, minimum credit quality, maturity parameters, and concentration and diversification. Nonetheless, deterioration of the credit quality of an investment security subsequent to purchase may subject us to the risk of not being able to recover the full principal value of the security. In 2007, we recognized a $5.9 million charge related to marketable securities from two issuers which we considered to be other than temporarily impaired in value. In 2008, an additional $0.7 million impairment charge was recognized related to one of these securities and a $1.8 million charge was recognized related to another marketable security which we considered to be other than temporarily impaired in value.

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

     There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

     From inception on January 8, 1988 through March 31, 2009, we had a cumulative loss of $893.4 million. If we continue to incur operating losses and fail to become a profitable company, we may be unable to continue our operations. In the absence of substantial revenue from the sale of products or other sources, the amount, timing, nature or source of which cannot be predicted, our losses will continue as we conduct our research and development activities.

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

     As of March 31, 2009, cash, cash equivalents, restricted cash, and marketable securities totaled $496.0 million and represented 73% of our total assets. We have invested available cash balances primarily in money market funds and U.S. Treasury, U.S. government agency, corporate, and asset-backed securities. We consider assets classified as marketable securities to be “available-for-sale,” as defined by Statement of Financial Accounting Standards No. (SFAS) 115, Accounting for Certain Investments in Debt and Equity Securities. Marketable securities totaled $295.2 million at March 31, 2009, are carried at fair value, and the unrealized gains and losses are included in other accumulated comprehensive income (loss) as a separate component of stockholders’ equity. If the decline in the value of a security in our investment portfolio is deemed to be other-than-temporary, we write down the security to its current fair value and recognize a loss that is charged against income. For example, during the year ended December 31, 2008, we recorded charges for other-than-temporary impairments totaling $2.5 million related to two marketable securities in our investment portfolio. The current economic environment, the deterioration in the credit quality of some of the issuers of securities that we hold, and the recent volatility of securities markets increase the risk that we may not recover the principal we invested and/or there may be further declines in the market value of securities in our investment portfolio. As a result, we may incur additional charges against income in future periods for other-than-temporary impairments or realized losses upon a security’s sale or maturity, and such amounts may be material.

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

     We are studying aflibercept, VEGF Trap-Eye, ARCALYST® (rilonacept), and our antibody candidates in a wide variety of indications. Many of these current trials are exploratory studies designed to identify what diseases and uses, if any, are best suited for our product candidates. It is likely that our product candidates will not demonstrate the requisite efficacy and/or safety profile to support continued development for most of the indications that are being, or are planned to be, studied. In fact, our product candidates may not demonstrate the requisite efficacy and safety profile to support the continued development for any of the indications or uses.

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

     We are aware of patents and pending applications owned by Genentech/Roche that claim certain chimeric VEGF receptor compositions. Although we do not believe that aflibercept or VEGF Trap-Eye infringes any valid claim in these patents or patent applications, Genentech/Roche could initiate a lawsuit for patent infringement and assert that its patents are valid and cover aflibercept or VEGF Trap-Eye. Genentech/Roche may be motivated to initiate such a lawsuit at some point in an effort to impair our ability to develop and sell aflibercept or VEGF Trap-Eye, which represent potential competitive threats to Genentech/Roche’s VEGF-binding products and product candidates. An adverse determination by a court in any such potential patent litigation would likely materially harm our business by requiring us to seek a license, which may not be available, or resulting in our inability to manufacture, develop and sell aflibercept or VEGF Trap-Eye or in a damage award.

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

     We are aware of a U.S. patent jointly owned by Genentech/Roche and City of Hope relating to the production of recombinant antibodies in host cells. We currently produce our antibody product candidates using recombinant antibodies from host cells and may choose to produce additional antibody product candidates in this manner. Neither ARCALYST® (rilonacept), aflibercept, nor VEGF Trap-Eye are recombinant antibodies. If any of our antibody product candidates are produced in a manner subject to valid claims in the Genentech/Roche patent, then we may need to obtain a license from Genentech/Roche, should one be available. Genentech/Roche has licensed this patent to several different companies under confidential license agreements. If we desire a license for any of our antibody product candidates and are unable to obtain a license on commercially reasonable terms or at all, we may be restricted in our ability to use Genentech/Roche’s techniques to make recombinant antibodies in or to import them into the United States.

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

     As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on the Company’s internal control over financial reporting in their annual reports on Form 10-K that contains an assessment by management of the effectiveness of our internal control over financial reporting. In addition, the independent registered public accounting firm auditing our financial statements must attest to and report on the effectiveness of our internal control over financial reporting. Our independent registered public accounting firm provided us with an unqualified report as to the effectiveness of our internal control over financial reporting as of December 31, 2008, which report is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. However, we cannot assure you that management or our independent registered public accounting firm will be able to provide such an unqualified report as of future year-ends. In this event, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the market value of our Common Stock. In addition, if it is determined that deficiencies in the design or operation of internal controls exist and that they are reasonably likely to adversely affect our ability to record, process, summarize, and report financial information, we would likely incur additional costs to remediate these deficiencies and the costs of such remediation could be material.

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

     We may be unable to obtain key raw materials and supplies for the manufacture of ARCALYST and our product candidates. In addition, we may face difficulties in developing or acquiring production technology and managerial personnel to manufacture sufficient quantities of our product candidates at reasonable costs and in compliance with applicable quality assurance and environmental regulations and governmental permitting requirements.

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

     Genentech/Roche has an approved VEGF antagonist, Avastin® (bevacizumab), on the market for treating certain cancers and many different pharmaceutical and biotechnology companies are working to develop competing VEGF antagonists, including Novartis, Amgen, Imclone/Eli Lilly, Pfizer, AstraZeneca, and GlaxoSmithKline plc. Many of these molecules are farther along in development than aflibercept and may offer competitive advantages over our molecule. Each of Pfizer and Onyx Pharmaceuticals, (together with its partner Bayer HealthCare) has received approval from the FDA to market and sell an oral medication that targets tumor cell growth and new vasculature formation that fuels the growth of tumors. The marketing approvals for Genentech/Roche’s VEGF antagonist, Avastin, and their extensive, ongoing clinical development plan for Avastin in other cancer indications, make it more difficult for us to enroll patients in clinical trials to support aflibercept and to obtain regulatory approval of aflibercept in these cancer settings. This may delay or impair our ability to successfully develop and commercialize aflibercept. In addition, even if aflibercept is ever approved for sale for the treatment of certain cancers, it will be difficult for our drug to compete against Avastin (Genentech/Roche) and the FDA approved kinase inhibitors, because doctors and patients will have significant experience using these medicines. In addition, an oral medication may be considerably less expensive for patients than a biologic medication, providing a competitive advantage to companies that market such products.

     The market for eye disease products is also very competitive. Novartis and Genentech/Roche are collaborating on the commercialization and further development of a VEGF antibody fragment, ranibizumab (Lucentis®), for the treatment of age-related macular degeneration (wet AMD) and other eye indications that was approved by the FDA in June 2006. Many other companies are working on the development of product candidates for the potential treatment of wet AMD and DME that act by blocking VEGF, VEGF receptors, and through the use of small interfering ribonucleic acids (siRNAs) that modulate gene expression. In addition, ophthalmologists are using off-label a third-party reformatted version of Genentech/Roche’s approved VEGF antagonist, Avastin®, with success for the treatment of wet AMD. The National Eye Institute is conducting a Phase 3 trial comparing Lucentis (Genentech/Roche) to Avastin (Genentech/Roche) in the treatment of wet AMD. The marketing approval of Lucentis (Genentech/Roche) and the potential off-label use of Avastin (Genentech/Roche) make it more difficult for us to enroll patients in our clinical trials and successfully develop VEGF Trap-Eye. Even if VEGF Trap-Eye is ever approved for sale for the treatment of eye diseases, it may be difficult for our drug to compete against Lucentis (Genentech/Roche), because doctors and patients will have significant experience using this medicine. Moreover, the relatively low cost of therapy with Avastin (Genentech/Roche) in patients with wet AMD presents a further competitive challenge in this indication.

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

     A small number of our shareholders beneficially own a substantial amount of our Common Stock. As of April 14, 2009, our five largest shareholders plus Leonard S. Schleifer, M.D. Ph.D., our Chief Executive Officer, beneficially owned 52.5% of our outstanding shares of Common Stock, assuming, in the case of our Chief Executive Officer, the conversion of his Class A Stock into Common Stock and the exercise of all options held by him which are exercisable within 60 days of April 14, 2009. As of April 14, 2009, sanofi-aventis beneficially owned 14,799,552 shares of Common Stock, representing approximately 19.0% of the shares of Common Stock then outstanding. Under our investor agreement with sanofi-aventis, sanofi-aventis may not sell these shares until December 20, 2012 except under limited circumstances and subject to earlier termination of these restrictions upon the occurrence of certain events. Notwithstanding these restrictions, if sanofi-aventis, or our other significant shareholders or we, sell substantial amounts of our Common Stock in the public market, or the perception that such sales may occur exists, the market price of our Common Stock could fall. Sales of Common Stock by our significant shareholders, including sanofi-aventis, also might make it more difficult for us to raise funds by selling equity or equity-related securities in the future at a time and price that we deem appropriate.

Our existing shareholders may be able to exert significant influence over matters requiring shareholder approval.

     Holders of Class A Stock, who are generally the shareholders who purchased their stock from us before our initial public offering, are entitled to ten votes per share, while holders of Common Stock are entitled to one vote per share. As of April 14, 2009, holders of Class A Stock held 22.4% of the combined voting power of all shares of Common Stock and Class A Stock then outstanding, plus any voting power associated with any shares of Common Stock beneficially owned by such Class A Stock holders. These shareholders, if acting together, would be in a position to significantly influence the election of our directors and to effect or prevent certain corporate transactions that require majority or supermajority approval of the combined classes, including mergers and other business combinations. This may result in us taking corporate actions that you may not consider to be in your best interest and may affect the price of our Common Stock. As of April 14, 2009:

  our current executive officers and directors beneficially owned 13.3% of our outstanding shares of Common Stock, assuming conversion of their Class A Stock into Common Stock and the exercise of all options held by such persons which are exercisable within 60 days of April 14, 2009, and 28.2% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by such persons which are exercisable within 60 days of April 14, 2009; and

  our five largest shareholders plus Leonard S. Schleifer, M.D., Ph.D., our Chief Executive Officer, beneficially owned 52.5% of our outstanding shares of Common Stock, assuming, in the case of our Chief Executive Officer, the conversion of his Class A Stock into Common Stock and the exercise of all options held by him which are exercisable within 60 days of April 14, 2009. In addition, these six shareholders held 57.2% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by our Chief Executive Officer which are exercisable within 60 days of April 14, 2009.

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

     Until the later of the fifth anniversaries of the expiration or earlier termination of our antibody collaboration agreements with sanofi-aventis or our aflibercept collaboration with sanofi-aventis, sanofi-aventis will be bound by certain "standstill" provisions, which contractually prohibit sanofi-aventis from acquiring more than certain specified percentages of our Class A Stock and Common Stock (taken together) or otherwise seeking to obtain control of the Company.

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

ITEM 6. EXHIBITS

     (a) Exhibits

Exhibit
Number	Description
10.1	-	Form of option agreement and related notice of grant for use in connection with the grant of time based vesting stock options to the Registrant's non-employee directors and executive officers.

10.2	-	Form of option agreement and related notice of grant for use in connection with the grant of performance based vesting stock options to the Registrant's executive officers.

10.3	-	Third Amendment to lease, by and between BMR-Landmark at Eastview LLC and Regeneron Pharmaceuticals, Inc., entered into as of April 29, 2009.

31.1	-	Certification of CEO pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	-	Certification of CFO pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	-	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Regeneron Pharmaceuticals, Inc.

Date: April 30, 2009	By:	/s/ Murray A. Goldberg

Murray A. Goldberg
Senior Vice President, Finance & Administration,
Chief Financial Officer, Treasurer, and
Assistant Secretary
(Principal Financial Officer and
Duly Authorized Officer)