Form 10-Q
period 2009-06-30
REGENERON PHARMACEUTICALS INC
filed 2009-08-04
CIK 872589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

	For the quarterly period ended	June 30, 2009

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
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

Large accelerated filer	X		Accelerated filer __
Non-accelerated filer		(Do not check if a smaller reporting company)	Smaller reporting company __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes __       No X

Number of shares outstanding of each of the registrant’s classes of common stock as of July 15, 2009:

Class of Common Stock	Number of Shares
Class A Stock, $0.001 par value	2,246,698
Common Stock, $0.001 par value	77,932,500

REGENERON PHARMACEUTICALS, INC.
Table of Contents
June 30, 2009

		Page Numbers
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements

	Condensed balance sheets (unaudited) at June 30, 2009
	and December 31, 2008	3

	Condensed statements of operations (unaudited) for the three
	and six months ended June 30, 2009 and 2008	4

	Condensed statement of stockholders’ equity (unaudited) for
	the six months ended June 30, 2009	5

	Condensed statements of cash flows (unaudited) for the
	six months ended June 30, 2009 and 2008	6

	Notes to condensed financial statements (unaudited)	7-16

Item 2	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	17-40

Item 3	Quantitative and Qualitative Disclosures About Market Risk	40-41

Item 4	Controls and Procedures	41

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	41

Item 1A	Risk Factors	41-56

Item 4	Submission of Matters to a Vote of Security Holders	57

Item 6	Exhibits	57

SIGNATURE PAGE		58

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

REGENERON PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS AT JUNE 30, 2009 AND DECEMBER 31, 2008 (Unaudited)
(In thousands, except share data)

	June 30,	December 31,
	2009	2008
		(Revised -
		see Note 8)
ASSETS
Current assets
Cash and cash equivalents	$271,466	$247,796
Marketable securities	120,452	226,954
Accounts receivable from the sanofi-aventis Group	54,240	33,302
Accounts receivable - other	5,806	1,910
Prepaid expenses and other current assets	13,068	11,480
Total current assets	465,032	521,442

Restricted cash	1,600	1,650
Marketable securities	72,845	51,061
Property, plant, and equipment, at cost, net of accumulated
depreciation and amortization	195,408	142,035
Other assets	7,460	8,032
Total assets	$742,345	$724,220

LIABILITIES and STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$51,881	$36,168
Deferred revenue from sanofi-aventis, current portion	21,553	21,390
Deferred revenue - other, current portion	46,990	26,114
Total current liabilities	120,424	83,672

Deferred revenue from sanofi-aventis	95,362	105,586
Deferred revenue - other	51,893	56,835
Facility lease obligation	62,925	56,019
Other long term liabilities	1,235	594
Total liabilities	331,839	302,706

Commitments and contingencies

Stockholders' equity
Preferred stock, $.01 par value; 30,000,000 shares authorized; issued and outstanding-none
Class A Stock, convertible, $.001 par value; 40,000,000 shares authorized;
shares issued and outstanding - 2,246,698 in 2009 and 2,248,698 in 2008	2	2
Common Stock, $.001 par value; 160,000,000 shares authorized;
shares issued and outstanding - 77,921,038 in 2009 and 77,642,203 in 2008	78	78
Additional paid-in capital	1,313,003	1,294,813
Accumulated deficit	(903,591)	(873,265)
Accumulated other comprehensive income (loss)	1,014	(114)
Total stockholders' equity	410,506	421,514
Total liabilities and stockholders' equity	$742,345	$724,220

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
		(Revised -		(Revised -
		see Note 8)		see Note 8)
Revenues
Contract research and development from sanofi-aventis	$60,732	$38,606	$110,392	$74,340
Other contract research and development	14,800	12,047	26,230	22,696
Technology licensing	10,000	10,000	20,000	20,000
Net product sales	4,500		8,391
	90,032	60,653	165,013	117,036

Expenses
Research and development	94,231	66,777	174,538	128,246
Selling, general, and administrative	11,632	13,495	23,052	24,549
Cost of goods sold	435		827
	106,298	80,272	198,417	152,795

Loss from operations	(16,266)	(19,619)	(33,404)	(35,759)

Other income (expense)
Investment income	1,328	4,535	3,078	11,839
Interest expense		(2,674)		(5,685)
Loss on early extinguishment of debt		(931)		(931)
	1,328	930	3,078	5,223

Net loss	$(14,938)	$(18,689)	$(30,326)	$(30,536)

Net loss per share, basic and diluted	$(0.19)	$(0.24)	$(0.38)	$(0.39)

Weighted average shares outstanding, basic and diluted	79,626	78,689	79,562	78,591

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
For the six months ended June 30, 2009
(In thousands)

							Accumulated
					Additional		Other	Total
	Class A Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity	Loss
Balance, December 31, 2008 (Revised- see Note 8)	2,249	$2	77,642	$78	$1,294,813	$(873,265)	$(114)	$421,514
Issuance of Common Stock in connection with
exercise of stock options, net of shares tendered			196		1,705			1,705
Issuance of Common Stock in connection with
Company 401(k) Savings Plan contribution			81		1,391			1,391
Conversion of Class A Stock to Common Stock	(2)		2
Stock-based compensation expense					15,094			15,094
Net loss						(30,326)		(30,326)	$(30,326)
Change in net unrealized gain (loss) on
marketable securities							1,128	1,128	1,128

Balance, June 30, 2009	2,247	$2	77,921	$78	$1,313,003	$(903,591)	$1,014	$410,506	$(29,198)

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six months ended June 30,
	2009	2008
		(Revised -
		see Note 8)
Cash flows from operating activities
Net loss	$(30,326)	$(30,536)
Adjustments to reconcile net loss to net cash used in
operating activities
Depreciation and amortization	5,722	5,887
Non-cash compensation expense	15,094	16,500
Loss on early extinguishment of debt		931
Impairment charge on marketable securities		530
Changes in assets and liabilities
Increase in accounts receivable	(24,834)	(14,518)
(Increase) decrease in prepaid expenses and other assets	(578)	3,866
Increase in deferred revenue	5,873	6,527
Increase (decrease) in accounts payable, accrued expenses,
and other liabilities	13,045	(887)
Total adjustments	14,322	18,836
Net cash used in operating activities	(16,004)	(11,700)

Cash flows from investing activities
Purchases of marketable securities	(105,315)	(346,647)
Sales or maturities of marketable securities	190,723	239,853
Capital expenditures	(52,671)	(9,789)
Decrease (increase) in restricted cash	50	(50)
Net cash provided by (used in) investing activities	32,787	(116,633)

Cash flows from financing activities
Extinguishment of long-term debt		(82,148)
Proceeds in connection with facility lease obligation	5,182
Net proceeds from the issuance of Common Stock	1,705	3,685
Net cash provided by (used in) financing activities	6,887	(78,463)

Net increase (decrease) in cash and cash equivalents	23,670	(206,796)

Cash and cash equivalents at beginning of period	247,796	498,925

Cash and cash equivalents at end of period	$271,466	$292,129

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)

1. Interim Financial Statements

     The interim Condensed Financial Statements of Regeneron Pharmaceuticals, Inc. (“Regeneron” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures necessary for a presentation of the Company’s financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for such periods. The results of operations for any interim periods are not necessarily indicative of the results for the full year. The December 31, 2008 Condensed Balance Sheet data were derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. In addition, the previously issued balance sheet of the Company at December 31, 2008 contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, and the previously issued condensed statement of operations for the three and six months ended June 30, 2008 and condensed statement of cash flows for the six months ended June 30, 2008, contained in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008, have been revised in this Quarterly Report on Form 10-Q in connection with the application of Emerging Issues Task Force Statement No. 97-10, The Effect of Lessee Involvement in Asset Construction (EITF 97-10), to the Company’s December 2006 lease of office and laboratory facilities in Tarrytown, New York. See Note 8b below.

     Included in research and development expenses is the Company’s share of VEGF Trap-Eye development expenses incurred by Bayer HealthCare LLC, including the Company’s share of Bayer HealthCare’s estimated VEGF Trap-Eye development expenses for the most recent interim fiscal quarter. The Bayer HealthCare estimate each quarter is adjusted to agree with actual expenses for such quarter in the subsequent interim fiscal quarter.

     Effective in the first quarter of 2009, the estimated useful lives of laboratory and other equipment, which is a component of property, plant, and equipment, has been extended from 3 – 5 years to 3 – 10 years. The effect of this change in estimate was to lower depreciation expense by $0.2 million and $0.5 million for the three and six months ended June 30, 2009. There was no impact on the net loss per share as a result of this change in estimate.

2. ARCALYST® (rilonacept) Product Revenue

     In February 2008, the Company received marketing approval from the U.S. Food and Drug Administration (“FDA”) for ARCALYST® (rilonacept) Injection for Subcutaneous Use for the treatment of Cryopyrin-Associated Periodic Syndromes (“CAPS”). For the three and six months ended June 30, 2009, the Company recognized as revenue $4.5 million and $8.4 million, respectively, of ARCALYST net product sales for which the right of return no longer existed and rebates could be reasonably estimated. At June 30, 2009 and 2008, deferred revenue related to ARCALYST net product sales totaled $4.9 million and $2.3 million, respectively.

     Cost of goods sold related to ARCALYST sales totaled $0.4 million and $0.8 million for the three and six months ended June 30, 2009, respectively, and consisted primarily of royalties. To date, ARCALYST shipments to the Company’s customers have consisted of supplies of inventory manufactured and expensed prior to FDA approval of ARCALYST; therefore, the costs of these supplies were not included in costs of goods sold. At June 30, 2009, the Company had $0.4 million of inventoried work-in-process costs related to ARCALYST, which is included in prepaid expenses and other current assets. There were no capitalized inventory costs at December 31, 2008.

3. Per Share Data

     The Company’s basic and diluted net loss per share amounts have been computed by dividing net loss by the weighted average number of shares of Common Stock and Class A Stock outstanding. Net loss per share is presented on a combined basis, inclusive of Common Stock and Class A Stock outstanding, as each class of stock has equivalent economic rights. For the three and six months ended June 30, 2009 and 2008, the Company reported net losses; therefore, no common stock equivalents were included in the computation of diluted net loss per share for these periods, since such inclusion would have been antidilutive.

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)

The calculations of basic and diluted net loss per share are as follows:

	Three Months Ended June 30,
	2009	2008
Net loss (Numerator)	$(14,938)	$(18,689)

Weighted-average shares, in thousands (Denominator)	79,626	78,689

Basic and diluted net loss per share	$(0.19)	$(0.24)

	Six Months Ended June 30,
	2009	2008
Net loss (Numerator)	$(30,326)	$(30,536)

Weighted-average shares, in thousands (Denominator)	79,562	78,591

Basic and diluted net loss per share	$(0.38)	$(0.39)

     Shares issuable upon the exercise of stock options, vesting of restricted stock awards, and conversion of convertible debt, which have been excluded from the June 30, 2009 and 2008 diluted per share amounts because their effect would have been antidilutive, include the following:

	Three months ended June 30,
	2009	2008
Stock Options:
Weighted average number, in thousands	20,106	17,583
Weighted average exercise price	$17.56	$17.24

Restricted Stock:
Weighted average number, in thousands	500	500

Convertible Debt:
Weighted average number, in thousands		5,848
Conversion price		$30.25

	Six months ended June 30,
	2009	2008
Stock Options:
Weighted average number, in thousands	20,161	17,632
Weighted average exercise price	$17.56	$17.20

Restricted Stock:
Weighted average number, in thousands	500	500

Convertible Debt:
Weighted average number, in thousands		6,229
Conversion price		$30.25

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)

4. Statement of Cash Flows

     Supplemental disclosure of noncash investing and financing activities:

     Included in accounts payable and accrued expenses at June 30, 2009 and December 31, 2008 were $12.1 million and $7.0 million, respectively, of accrued capital expenditures. Included in accounts payable and accrued expenses at June 30, 2008 and December 31, 2007 were $3.2 million and $1.7 million, respectively, of accrued capital expenditures.

     In connection with the application of EITF 97-10 to the Company’s lease of office and laboratory facilities in Tarrytown, New York (see Note 8b), the Company recognized a facility lease obligation of $1.3 million and $16.9 million for the six months ended June 30, 2009 and 2008, respectively, in connection with capitalizing, on the Company’s books, the landlord’s costs of constructing new facilities that the Company has leased.

     Included in accounts payable and accrued expenses at December 31, 2008 and 2007 were $1.5 million and $1.1 million, respectively, of accrued Company 401(k) Savings Plan contribution expense. In the first quarter of 2009 and 2008, the Company contributed 81,086 and 58,575 shares, respectively, of Common Stock to the 401(k) Savings Plan in satisfaction of these obligations.

     Included in marketable securities at June 30, 2009 and December 31, 2008 were $1.3 million and $1.7 million, respectively, of accrued interest income. Included in marketable securities at June 30, 2008 and December 31, 2007 were $1.3 million and $2.2 million, respectively, of accrued interest income.

5. Marketable Securities

     Marketable securities at June 30, 2009 and December 31, 2008 consisted of debt securities, as detailed below, and equity securities, the aggregate fair value of which was $5.0 million and $3.7 million at June 30, 2009 and December 31, 2008, respectively, and the aggregate cost basis of which was $4.1 million at both June 30, 2009 and December 31, 2008. The following tables summarize the amortized cost basis of debt securities included in marketable securities, the aggregate fair value of those securities, and gross unrealized gains and losses on those securities at June 30, 2009 and December 31, 2008. The Company classifies its debt securities, other than mortgage-backed and other asset-backed securities, based on their contractual maturity dates. Maturities of mortgage-backed and other asset-backed securities have been estimated based primarily on repayment characteristics and experience of the senior tranches that the Company holds.

	Amortized	Fair	Unrealized
At June 30, 2009	Cost Basis	Value	Gains	(Losses)	Net
Maturities within one year
U.S. government obligations	$95,598	$95,784	$186		$186
Corporate bonds	16,768	16,893	125		125
Mortgage-backed securities	5,006	4,289		$(717)	(717)
Other asset-backed securities	448	450	2		2
U.S. government guaranteed
collateralized mortgage obligations	3,021	3,036	15		15
	120,841	120,452	328	(717)	(389)

Maturities between one and three years
U.S. government guaranteed corporate bonds	48,444	48,735	296	(5)	291
U.S. government obligations	10,167	10,218	51		51
Corporate bonds	3,226	3,427	201		201
Mortgage-backed securities	1,077	1,021		(56)	(56)
U.S. government guaranteed
collateralized mortgage obligations	4,382	4,413	31		31
	67,296	67,814	579	(61)	518

	$188,137	$188,266	$907	$(778)	$129

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)

	Amortized	Fair	Unrealized
At December 31, 2008	Cost Basis	Value	Gains	(Losses)	Net
Maturities within one year
U.S. government obligations	$170,993	$172,253	$1,260		$1,260
Corporate bonds	26,894	26,662	25	$(257)	(232)
Mortgage-backed securities	9,098	8,420		(678)	(678)
Other asset-backed securities	7,842	7,829		(13)	(13)
U.S. government guaranteed
collateralized mortgage obligations	11,742	11,792	50		50
	226,569	226,956	1,335	(948)	387

Maturities between one and three years
U.S. government guaranteed corporate bonds	29,853	29,811	82	(124)	(42)
Corporate bonds	10,446	10,414	77	(109)	(32)
Mortgage-backed securities	1,821	1,556		(265)	(265)
U.S. government guaranteed
collateralized mortgage obligations	5,297	5,570	273		273
	47,417	47,351	432	(498)	(66)

	$273,986	$274,307	$1,767	$(1,446)	$321

     At June 30, 2009 and December 31, 2008, marketable securities included an additional unrealized gain of $0.9 million and an additional unrealized loss of $0.4 million, respectively, related to one equity security in the Company’s marketable securities portfolio.

     The following table shows the fair value of the Company’s marketable securities that have unrealized losses and that are deemed to be only temporarily impaired, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at June 30, 2009 and December 31, 2008. The debt securities listed at June 30, 2009 mature at various dates through December 2011.

	Less than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
At June 30, 2009	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Government guaranteed
corporate bonds	$3,091	$(5)			$3,091	$(5)
Mortgage-backed securities			$5,310	$(773)	5,310	(773)
	$3,091	$(5)	$5,310	$(773)	$8,401	$(778)

At December 31, 2008
Corporate bonds	$15,559	$(287)	$2,933	$(79)	$18,492	$(366)
Government guaranteed
corporate bonds	11,300	(124)			11,300	(124)
Mortgage-backed securities	871	(74)	9,104	(869)	9,975	(943)
Other asset-backed securities	7,829	(13)			7,829	(13)
Equity securities	3,608	(436)			3,608	(436)
	$39,167	$(934)	$12,037	$(948)	$51,204	$(1,882)

     Realized gains and losses are included as a component of investment income. For the three and six months ended June 30, 2009, realized gains and losses on sales of marketable securities were not significant. For the three and six months ended June 30, 2008, realized gains on sales of marketable securities totaled $0.1 million and realized losses on sales of marketable securities were not significant. In computing realized gains and losses, the Company computes the cost of its investments on a specific identification basis. Such cost includes the direct costs to acquire the security, adjusted for the amortization of any discount or premium.

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)

     The Company’s assets that are measured at fair value on a recurring basis, at June 30, 2009 and December 31, 2008, were as follows:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
	Fair Value at	Active Markets for	Observable	Unobservable
	June 30,	Identical Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Available-for-sale marketable securities
U.S. government obligations	$106,002		$106,002
U.S. government guaranteed corporate bonds	48,735		48,735
Corporate bonds	20,320		20,320
Mortgage-backed securities	5,310		5,310
Other asset-backed securities	450		450
U.S. government guaranteed
collateralized mortgage obligations	7,449		7,449
Equity securities	5,031	$4,931		$100
Total	$193,297	$4,931	$188,266	$100

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
	Fair Value at	Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)
Available-for-sale marketable securities
U.S. government obligations	$172,253		$172,253
U.S. government guaranteed corporate bonds	29,811		29,811
Corporate bonds	37,076		37,076
Mortgage-backed securities	9,976		9,976
Other asset backed securities	7,829		7,829
U.S. government guaranteed
collateralized mortgage obligations	17,362		17,362
Equity securities	3,708	$3,608		$100
Total	$278,015	$3,608	$274,307	$100

     Marketable securities included in Level 2 were valued using a market approach utilizing prices and other relevant information, such as interest rates, yield curves, prepayment speeds, loss severities, credit risks and default rates, generated by market transactions involving identical or comparable assets. The Company considers market liquidity in determining the best price for these securities. During the three and six months ended June 30, 2009 and 2008, the Company did not record any charges for other-than-temporary impairment of its Level 2 marketable securities.

     Marketable securities included in Level 3 were valued using information provided by the Company’s investment advisors, including quoted bid prices which take into consideration the securities’ current lack of liquidity. During the three and six months ended June 30, 2009, the Company did not record any charges for other-than-temporary impairment of its Level 3 marketable securities. During the three and six months ended June 30, 2008, deterioration in the credit quality of a marketable security included in Level 3 subjected the Company to the risk of not being able to recover the carrying value of the investment. As such, the Company recorded a $0.5 million charge related to this investment.

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)

     There were no unrealized gains or losses related to the Company’s Level 3 marketable securities for the three or six months ended June 30, 2009 and 2008. In addition, there were no purchases, sales, or maturities of Level 3 marketable securities, and no transfers of marketable securities between the Level 2 and Level 3 classifications, during the three and six months ended June 30, 2009 and 2008.

     Changes in marketable securities included in Level 3 during the three and six months ended June 30, 2009 and 2008 were as follows:

	Level 3 marketable securities
	2009	2008
Balance, January 1 and April 1	$100	$7,950
Settlements		(2,425)
Impairments		(530)
Balance, June 30	$100	$4,995

     On a quarterly basis, the Company reviews its portfolio of marketable securities, using both quantitative and qualitative factors, to determine if declines in fair value below cost are other-than-temporary. With respect to debt securities, this review process also includes an evaluation of the Company’s (a) intent to sell an individual debt security or (b) need to sell the debt security before its anticipated recovery or maturity. With respect to equity securities, this review process includes an evaluation of the Company’s ability and intent to hold the securities until their full value can be recovered.

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

6. Accounts Payable and Accrued Expenses

     Accounts payable and accrued expenses as of June 30, 2009 and December 31, 2008 consist of the following:

	June 30,	December 31,
	2009	2008
Accounts payable	$13,034	$6,268
Payable to Bayer HealthCare		9,799
Accrued payroll and related costs	13,619	5,948
Accrued clinical trial expense	12,199	4,273
Accrued property, plant, and equipment expenses	8,641	5,994
Accrued expenses, other	4,388	3,886
	$51,881	$36,168

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)

7. Comprehensive Loss

     The Company presents comprehensive income (loss) in accordance with Statement of Financial Accounting Standards No. (“SFAS”) 130, Reporting Comprehensive Income. Comprehensive loss of the Company includes net loss adjusted for the change in net unrealized gain (loss) on marketable securities. For the three and six months ended June 30, 2009 and 2008, the components of comprehensive loss are:

	Three months ended June 30,
	2009	2008
Net loss	$(14,938)	$(18,689)
Change in net unrealized gain (loss) on marketable securities	2,262	(1,143)
Total comprehensive loss	$(12,676)	$(19,832)

	Six months ended June 30,
	2009	2008
Net loss	$(30,326)	$(30,536)
Change in net unrealized gain (loss) on marketable securities	1,128	(485)
Total comprehensive loss	$(29,198)	$(31,021)

8. Lease – Tarrytown, New York Facilities

a. Lease Amendment

     The Company leases laboratory and office facilities in Tarrytown, New York. In December 2006, the Company entered into a new agreement (which was amended in October 2007 and September 2008) to lease laboratory and office space at the Company’s current Tarrytown location, including space that is now under construction and expected to be completed in mid-2009 (the “new facilities”). The term of the lease commenced effective June 2008 and will expire in June 2024. In April 2009, the Company amended the lease agreement to increase the amount of space the Company will lease. As amended, the lease contains early termination options for the portion of the space that excludes the new facilities. Other terms and conditions, as previously described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, remain unchanged. In connection with the lease amendment, in April 2009, the Company terminated an April 2008 sublease for space in Tarrytown, New York.

     In connection with the April 2009 lease amendment, the Company’s total estimated future minimum noncancelable lease commitments, previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, will increase to $9.4 million, $14.5 million, $14.7 million, $13.7 million, and $15.1 million for the years ended December 31, 2009, 2010, 2011, 2012, and 2013, respectively, and increase to $182.5 million, in the aggregate, for years subsequent to 2013.

b. Revisions of Previously Issued Financial Statements

     The application of EITF 97-10, The Effect of Lessee Involvement in Asset Construction, under certain conditions, can result in the capitalization on a lessee’s books of a lessor’s costs of constructing facilities to be leased to the lessee. Recently, the Company became aware that certain of these conditions were applicable to its December 2006 lease, as amended, of new laboratory and office facilities being constructed in Tarrytown by the Company’s landlord. As a result, pursuant to EITF 97-10, the Company is deemed, in substance, to be the owner of the landlord’s buildings during the construction phase and the landlord’s costs of constructing these new facilities are required to be capitalized on the Company’s books as a non-cash transaction during the new facilities’ construction, offset by a corresponding lease obligation on the Company’s balance sheet. In addition, the land element of the lease should have been accounted for as an operating lease; therefore, adjustments to non-cash rent expense previously recognized pursuant to SFAS 13, Accounting for Leases, in connection with these new facilities are also required. Construction of the new facilities is not yet completed and actual lease payments will not commence until August 2009.

     The Company has revised its previously issued financial statements to capitalize the landlord’s costs of constructing their new Tarrytown facilities which the Company is leasing and to adjust the Company’s previously recognized rent expense in connection with these facilities, as described above. These revisions primarily resulted in an increase to property, plant, and equipment and a corresponding increase in facility lease obligation (a long-term liability) at each balance sheet date. The Company also revised its statements of operations and statements of cash flows to reflect rent expense in connection with only the land element of its lease, with a corresponding adjustment to other long-term liabilities. In addition, the Company’s statement of cash flows for the quarter ended March 31, 2009 has been revised to reclassify, from an operating activity to a financing activity, a $5.2 million reimbursement received from the Company’s landlord for tenant improvement costs that the Company incurred. Under EITF 97-10, such payments that the Company receives from its landlord are deemed to be a financing obligation.

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)

     The above described revisions consisted entirely of non-cash adjustments. They had no impact on the Company’s business operations, existing capital resources, or the Company’s ability to fund its operating needs, including the preclinical and clinical development of its product candidates. The revisions also had no impact on the Company’s previously reported net increases or decreases in cash and cash equivalents in any period and, except for the quarter ended March 31, 2009 (as described above), had no impact on the Company’s previously reported net cash flows from operating activities, investing activities and financing activities. In addition, these revisions had no impact on the Company’s previously reported current assets, current liabilities, and operating revenues. Therefore, after considering both qualitative and quantitative factors, the Company believes that the judgment of a reasonable person relying on the Company’s previously issued financial statements would not have been changed or influenced by the above described revisions to those financial statements, which result from applying EITF 97-10.

     For comparative purposes, the impact of the above described revisions to the Company’s balance sheets as of the dates set forth below is as follows:

Balance Sheet Impact at December 31, 2007 and 2008, and March 31, 2009
(in millions)

	December 31,	December 31,	March 31,
	2007	2008	2009
As originally reported
Property, plant, and equipment, net	$58.3	$87.9	$109.8
Total assets	936.3	670.0	681.4

Other long-term liabilities		5.1	13.2
Total liabilities	476.0	251.2	271.1

Accumulated deficit	(793.2)	(875.9)	(893.4)
Total stockholders’ equity	460.3	418.8	410.3
Total liabilities and stockholders’ equity	936.3	670.0	681.4

As revised
Property, plant, and equipment, net	$79.9	$142.0	$164.6
Total assets	957.9	724.2	736.2

Facility lease obligation	22.5	56.0	62.0
Other long-term liabilities		0.6	1.2
Total liabilities	498.5	302.7	321.1

Accumulated deficit	(794.1)	(873.3)	(888.7)
Total stockholders’ equity	459.4	421.5	415.1
Total liabilities and stockholders’ equity	957.9	724.2	736.2

     For comparative purposes, the impact of the above described revisions to the Company’s statements of operations and statement of cash flows for the period(s) set forth below is as follows:

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)

Statements of Operations Impact for the three, six, and nine month periods ended March 31, June 30, and September 30, 2008, the years ended December 31, 2007 and 2008, and the three months ended March 31, 2009
(in millions, except per share data)

	March 31,	June 30,	September 30,	December 31,		March 31,
	2008	2008	2008	2007	2008	2009
As originally reported
Research and development
expenses	$61.3	$127.8	$201.7	$201.6	$278.0	$82.1
Selling, general, and
administrative expenses	11.0	24.5	35.9	37.9	49.3	11.7
Total expenses	72.3	152.3	237.9	239.5	328.3	94.2
Net loss	(11.6)	(30.1)	(51.2)	(105.6)	(82.7)	(17.5)
Net loss per share, basic
and diluted	$(0.15)	$(0.38)	$(0.65)	$(1.59)	$(1.05)	$(0.22)

As revised
Research and development
expenses	$61.5	$128.2	$200.3	$202.5	$274.9	$80.3
Selling, general, and
administrative expenses	11.1	24.6	35.7	37.9	48.9	11.4
Total expenses	72.5	152.8	236.3	240.4	324.7	92.1
Net loss	(11.8)	(30.5)	(49.6)	(106.5)	(79.1)	(15.4)
Net loss per share, basic
and diluted	$(0.15)	$(0.39)	$(0.63)	$(1.61)	$(1.00)	$(0.19)

Statement of Cash Flows Impact for the three months ended March 31, 2009
(in millions)

	As Originally
	Reported	As Revised
Net cash used in operating activities	$(10.2)	$(15.4)
Net cash used in investing activities	(39.5)	(39.5)
Net cash provided by financing activities	1.0	6.2
Net decrease in cash and cash equivalents	$(48.7)	$(48.7)

     These revised amounts, as applicable, are reflected in the Company’s financial statements included in this Quarterly Report on Form 10-Q for the period ended June 30, 2009, and will be reflected in the Company’s financial statements included in the Company’s Quarterly Reports on Form 10-Q for the periods ended September 30, 2009 and March 31, 2010 and the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

9. Royalty Agreements with Novartis Pharma AG

     In June 2009, the Company entered into two royalty agreements with Novartis Pharma AG (“Novartis”) that replaced a previous collaboration and license agreement. Under the first royalty agreement, the Company is entitled to receive royalties on worldwide sales of Novartis’ canakinumab (ACZ885), a fully human anti-interleukin-IL1ß antibody approved to treat CAPS and in development for a number of other inflammatory diseases. On the basis of the same agreement, the Company waived its rights to opt-in to the development and commercialization of canakinumab. Under the second royalty agreement, Novartis is entitled to receive royalties on worldwide sales of a second-generation interleukin-1 Trap, should the Company decide to proceed in the development of, and ultimately commercialize, this Trap. The financial terms of both agreements are identical in relation to stepped royalties to be paid on the basis of future sales, which start at 4% and reach 15% when annual sales exceed $1.5 billion. The agreements do not provide for any upfront or milestone payments or any sharing of development expenses.

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)

     The royalty agreements replace a 2003 collaboration and license agreement under which the Company had the right to opt in to the development and commercialization of Novartis’ interleukin-1 antibody and Novartis had the right to opt in to the development and commercialization of the Company’s second-generation interleukin-1 Trap. That collaboration and license agreement has been terminated.

10. Legal Matters

     From time to time, the Company is a party to legal proceedings in the course of its business. The Company does not expect any such current legal proceedings to have a material adverse effect on the Company’s business or financial condition.

11. Future Impact of Recently Issued Accounting Standards

      In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles. When effective, the FASB Accounting Standards Codification (the “Codification”) will become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (“GAAP”). The Codification will be effective for interim and annual periods ending after September 15, 2009. The Company will be required to report using the Codification commencing with the quarter ended September 30, 2009. Management does not anticipate that reporting under the Codification will have a material impact on the Company’s financial statements.

12. Subsequent Events

     In connection with the Company’s license and collaboration agreement with Bayer HealthCare LLC to globally develop, and commercialize outside the United States, the Company’s VEGF Trap-Eye for the treatment of eye disease by local administration, the Company received a $20.0 million milestone payment in July 2009 in connection with the dosing of the first patient in a Phase 3 trial of VEGF Trap-Eye in Central Retinal Vein Occlusion (“CRVO”).

     The Company has evaluated subsequent events through August 4, 2009, the date on which the financial statements were issued, and has determined that there are no subsequent events that require adjustments to the financial statements for the quarter ended June 30, 2009.

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

Commercial Product:

ARCALYST® (rilonacept) – Cryopyrin-Associated Periodic Syndromes (CAPS)

     In February 2008, we received marketing approval from the U.S. Food and Drug Administration (FDA) for ARCALYST® (rilonacept) Injection for Subcutaneous Use for the treatment of Cryopyrin-Associated Periodic Syndromes (CAPS), including Familial Cold Auto-inflammatory Syndrome (FCAS) and Muckle-Wells Syndrome (MWS) in adults and children 12 and older. We shipped $5.4 million and $9.8 million of ARCALYST to our distributors in the second quarter and first half of 2009, respectively, compared to $1.6 million and $2.4 million in the same periods of 2008. ARCALYST is a protein-based product designed to bind the interleukin-1 (called IL-1) cytokine and prevent its interaction with cell surface receptors. ARCALYST is approved in the United States for patients with CAPS, a group of rare, inherited, auto-inflammatory conditions characterized by life-long, recurrent symptoms of rash, fever/chills, joint pain, eye redness/pain, and fatigue. Intermittent, disruptive exacerbations or flares can be triggered at any time by exposure to cooling temperatures, stress, exercise, or other unknown stimuli. CAPS is caused by a range of mutations in the gene NLRP3 (formerly known as CIAS1) which encodes a protein named cryopyrin. In addition to FCAS and MWS, CAPS includes Neonatal Onset Multisystem Inflammatory Disease (NOMID). ARCALYST has not been studied for the treatment of NOMID.

     We expect to ship $15-20 million of ARCALYST to our U.S. distributors in 2009, compared to $10.7 million in 2008. In July 2009, the Committee for Medicinal Products for Human Use (CHMP) of the European Medicines Agency (EMEA) issued a positive opinion for the marketing authorization in the European Union of rilonacept for the treatment of CAPS with severe symptoms, including FCAS and MWS, in adults and children aged 12 years and older. The positive opinion recommends the granting of a marketing authorization for rilonacept under exceptional circumstances. Such authorizations are permissible for products for which a company can demonstrate that comprehensive data cannot be provided, for example because of the rarity of the condition. Each year, we will need to provide the EMEA with any new information that may become available for review. Regeneron owns worldwide rights to ARCALYST.

Clinical Programs:

1. Aflibercept (VEGF Trap) – Oncology

     Aflibercept is a protein-based product candidate designed to bind all forms of Vascular Endothelial Growth Factor-A (called VEGF-A, also known as Vascular Permeability Factor or VPF), VEGF-B and the related Placental Growth Factor (called PlGF), and prevent their interaction with cell surface receptors. VEGF-A (and to a less validated degree, VEGF-B and PlGF) is required for the growth of new blood vessels (a process known as angiogenesis) that are needed for tumors to grow and is a potent regulator of vascular permeability and leakage.

     Aflibercept is being developed globally in cancer indications in collaboration with sanofi-aventis. We and sanofi-aventis are enrolling patients in four Phase 3 trials that are evaluating combinations of aflibercept with standard chemotherapy regimens for the treatment of cancer. One trial is evaluating aflibercept as a 2nd line treatment for metastatic colorectal cancer (called VELOUR) in combination with FOLFIRI (folinic acid (leucovorin), 5-fluorouracil, and irinotecan). A second trial is evaluating aflibercept as a 1st line treatment for metastatic pancreatic cancer in combination with gemcitabine (VANILLA). A third trial is evaluating aflibercept as a 2nd line treatment for metastatic non-small cell lung cancer in combination with docetaxel (VITAL). The fourth trial is evaluating aflibercept as a 1st line treatment for metastatic androgen-independent prostate cancer in combination with docetaxel/prednisone (VENICE). All four trials are studying the current standard of chemotherapy care for the cancer being studied with and without aflibercept. At the end of the second quarter of 2009, each of the four Phase 3 trials was more than 60% enrolled, and initial data from the Phase 3 program are expected in 2010. In addition, a Phase 2 study of aflibercept in 1st line metastatic colorectal cancer in combination with folinic acid (leucovorin), 5-fluorouracil, and oxaliplatin (AFFIRM) began recruiting patients in January 2009.

     In June 2009, we and sanofi-aventis reported results from a Phase 2 single-agent study of aflibercept in advanced ovarian cancer (AOC) patients with symptomatic malignant ascites (SMA), a cancer-associated condition characterized by an abnormal build-up of fluid in the abdominal cavity. Patients treated with aflibercept in this randomized, placebo-controlled study experienced a statistically significant improvement in the primary study endpoint, mean time to first repeat paracentesis (removal of fluid from the abdominal cavity), versus placebo control. Mean time to first repeat paracentesis following a baseline procedure was 55 days with aflibercept as compared to 23 days for patients receiving placebo (p=0.0019). There was a similar incidence of deaths in both treatment groups (no statistically significant difference; hazard ratio 1.02). In this late-stage patient population with advanced ovarian cancer who were heavily pre-treated (median of four prior courses of chemotherapy), four fatal events were assessed by the investigators as aflibercept treatment related, including one case each of intestinal perforation, dyspnea, pneumonia, and cause unknown. The types and frequencies of adverse events reported with aflibercept in this study were generally consistent with those reported in clinical studies with other anti-VEGF therapies in advanced ovarian cancer patients. As it is difficult, based on this study, to definitively assess the overall clinical benefit that might be derived from aflibercept treatment of patients with SMA in a clinical practice setting, we and sanofi-aventis have decided not to submit these Phase 2 data for accelerated approval in SMA.

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

2. VEGF Trap-Eye – Ophthalmologic Diseases

     VEGF Trap-Eye is a specially purified and formulated form of VEGF Trap for use in intraocular applications. We and Bayer HealthCare are testing VEGF Trap-Eye in a Phase 3 program in patients with the neovascular form of age-related macular degeneration (wet AMD). We and Bayer HealthCare also initiated a Phase 2 study of VEGF Trap-Eye in patients with diabetic macular edema (DME) in late 2008. Wet AMD and diabetic retinopathy (which includes DME) are two of the leading causes of adult blindness in the developed world. In both conditions, severe visual loss is caused by a combination of retinal edema and neovascular proliferation. We and Bayer HealthCare also initiated a Phase 3 program in Central Retinal Vein Occlusion (CRVO) in July 2009. In connection with the dosing of the first patient in a Phase 3 study in CRVO, we received a $20.0 million milestone payment from Bayer HealthCare.

     The Phase 3 trials in wet AMD, known as VIEW 1 and VIEW 2 (VEGF Trap: Investigation of Efficacy and Safety in Wet age-related macular degeneration), are comparing VEGF Trap-Eye and Lucentis® (ranibizumab injection), marketed by Genentech, Inc., an anti-angiogenic agent approved for use in wet AMD. VIEW 1 is being conducted in North America and VIEW 2 is being conducted in Europe, Asia Pacific, Japan, and Latin America. The VIEW 1 and VIEW 2 trials are both evaluating VEGF Trap-Eye doses of 0.5 milligrams (mg) and 2.0 mg at dosing intervals of four weeks and 2.0 mg at a dosing interval of eight weeks (after three monthly doses) compared with Lucentis dosed according to its U.S. label, which specifies doses of 0.5 mg administered every four weeks over the first year. As-needed dosing (PRN) with both agents will be evaluated in the second year of the studies. We and Bayer Healthcare expect to complete enrollment of the VIEW 1 and VIEW 2 trials in 2009 and initial data are expected in late 2010.

     We and Bayer HealthCare have conducted a Phase 2 study in wet AMD which demonstrated that patients treated with VEGF Trap-Eye achieved durable improvements in visual acuity and retinal thickness for up to one year. Study results were reported at the 2008 annual meeting of the Retina Society.

     In this double-masked Phase 2 trial, known as CLEAR-IT 2, 157 patients were initially treated for three months with VEGF Trap-Eye: two groups received monthly doses of 0.5 or 2.0 mg (at weeks 0, 4, 8, and 12) and three groups received quarterly doses of 0.5, 2.0, or 4.0 mg (at baseline and week 12). Following the initial three-month fixed-dosing phase, patients continued to receive VEGF Trap-Eye at the same dose on a PRN dosing schedule through one year, based upon the physician assessment of the need for re-treatment in accordance with pre-specified criteria.

     Patients receiving monthly doses of VEGF Trap-Eye of either 2.0 or 0.5 mg for 12 weeks followed by PRN dosing achieved mean improvements in visual acuity versus baseline of 9.0 letters (p<0.0001 versus baseline) and 5.4 letters (p<0.085 versus baseline), respectively, at the end of one year. The proportion of patients with vision of 20/40 or better (part of the legal minimum requirement for an unrestricted driver's license in the U.S.) increased from 23% at baseline to 45% at week 52 in patients initially treated with 2.0 mg monthly and from 16% at baseline to 47% at week 52 in patients initially treated with 0.5 mg monthly. Patients receiving monthly doses of VEGF Trap-Eye of either 2.0 or 0.5 mg also achieved mean decreases in retinal thickness versus baseline of 143 microns (p<0.0001 versus baseline) and 125 microns (p<0.0001 versus baseline) at week 52, respectively.

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

     All patients who completed the one year CLEAR-IT 2 study were eligible to participate in an extension stage of the study. Eighteen-month results of the extension stage were presented on May 4, 2009 at the 2009 Association for Research in Vision and Ophthalmology (ARVO) meeting. After receiving VEGF Trap-Eye for one year, the 117 patients who elected to enter the extension stage were dosed on a 2.0 mg PRN basis, irrespective of the dose at which they were treated earlier in the study. On a combined basis, for these 117 patients, the mean gain in visual acuity was 7.3 letters (p<0.0001 versus baseline) at the three-month primary endpoint of the original Phase 2 study, 8.4 letters (p<0.0001 versus baseline) at one year, and 7.1 letters (p<0.0001 versus baseline) at month six of the extension stage. Thus, after 18 months of dosing with VEGF Trap-Eye in the Phase 2 study, patients continued to maintain a highly significant improvement in visual acuity versus baseline, while receiving, on average, only 3.5 injections over the 15-month PRN dosing phase that extended from month three to month 18.

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

     The DME study, known as the DA VINCI study, is a double-masked, randomized, controlled trial that is evaluating four different VEGF Trap-Eye regimens versus laser treatment. The study completed enrollment of approximately 200 patients in the U.S., Canada, European Union, and Australia in July 2009. The patients in the study will be treated for 52 weeks followed by six additional months of safety evaluation. The primary efficacy endpoint is the change in best corrected visual acuity (BCVA) from baseline to week 24.

Collaboration with Bayer HealthCare

     In October 2006, we entered into a collaboration agreement with Bayer HealthCare for the global development and commercialization outside the United States of VEGF Trap-Eye. Under the agreement, we and Bayer HealthCare will collaborate on, and share the costs of, the development of VEGF Trap-Eye through an integrated global plan that encompasses wet AMD, DME, and CRVO. Bayer HealthCare will market VEGF Trap-Eye outside the United States, where the companies will share equally in profits from any future sales of VEGF Trap-Eye. If VEGF Trap-Eye is granted marketing authorization in a major market country outside the United States, we will be obligated to reimburse Bayer HealthCare for 50% of the development costs that it has incurred under the agreement from our share of the collaboration profits. Within the United States, we retain exclusive commercialization rights to VEGF Trap-Eye and are entitled to all profits from any such sales. We received an up-front payment of $75.0 million from Bayer HealthCare. In 2007, we received a $20.0 million milestone payment from Bayer HealthCare following dosing of the first patient in a Phase 3 study of VEGF Trap-Eye in wet AMD. In July 2009, we received a $20.0 million milestone payment from Bayer HealthCare following dosing of the first patient in a Phase 3 study of VEGF Trap-Eye in CRVO. We can earn up to $70 million in additional development and regulatory milestones related to the development of VEGF Trap-Eye and marketing approvals in major market countries outside the United States. We can also earn up to $135 million in sales milestones if total annual sales of VEGF Trap-Eye outside the United States achieve certain specified levels starting at $200 million.

3. ARCALYST® (rilonacept) – Inflammatory Diseases

     We are evaluating ARCALYST in gout, a disease in which, as in CAPS, IL-1 may play an important role in pain and inflammation. In September 2008, we announced the results of a Phase 2 study which evaluated the efficacy and safety of ARCALYST versus placebo in the prevention of gout flares induced by the initiation of urate-lowering drug therapy that is used to control gout. In this 83-patient, double-blind, placebo-controlled study, the mean number of flares per patient over the first 12 weeks of urate-lowering therapy was 0.79 with placebo and 0.15 with ARCALYST (p=0.0011), an 81% reduction. This was the primary endpoint of the study. All secondary endpoints also were met with statistical significance. In the first 12 weeks of treatment, 45.2% of patients treated with placebo experienced a gout flare and, of those, 47.4% had more than one flare. Among patients treated with ARCALYST, only 14.6% experienced a gout flare (p=0.0037 versus placebo) and none had more than one flare. Injection-site reaction was the most commonly reported adverse event with ARCALYST and no serious drug-related adverse events were reported.

     Results from this study after the first 16 weeks of urate-lowering therapy were reported at the annual meeting of the European League Against Rheumatism (EULAR) in June 2009. Through 16 weeks, the mean number of flares per patient was 0.93 with placebo and 0.22 with ARCALYST (p=0.0036). In the first 16 weeks of treatment, 47.6% of patients treated with placebo experienced a gout flare and, of those, 55.0% had more than one flare. Among patients treated with ARCALYST, 22.0% experienced a gout flare (p=0.0209 versus placebo) and none had more than one flare. Adverse events after 16 weeks of treatment were similar to those reported after 12 weeks with the most frequently reported categories being infection and musculoskeletal complaints.

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

     During the first quarter of 2009, we initiated a Phase 3 clinical development program with ARCALYST for the treatment of gout. The program includes four clinical trials, three of which are currently enrolling patients. Two Phase 3 clinical trials (called PRE-SURGE 1 and PRE-SURGE 2) are evaluating ARCALYST versus placebo for the prevention of gout flares in patients initiating urate-lowering drug therapy. A third Phase 3 trial in acute gout (SURGE) is evaluating treatment with ARCALYST alone versus ARCALYST in combination with a non-steroidal anti-inflammatory drug (NSAID) versus an NSAID alone. The Phase 3 clinical development program also includes a separate placebo-controlled safety study (RE-SURGE). We expect to report initial data from the Phase 3 program in 2010.

     In June 2009, we announced that we had entered into two royalty agreements with Novartis Pharma AG that replaced a previous collaboration and license agreement. Under the first royalty agreement, we are entitled to receive royalties on worldwide sales of Novartis’ canakinumab (ACZ885), a fully human anti-interleukin-IL1ß antibody approved to treat cryopyrin-associated periodic syndrome (CAPS) and in development for a number of other inflammatory diseases. On the basis of the same agreement, we waived our rights to opt-in to the development and commercialization of canakinumab. Under the second royalty agreement, Novartis is entitled to receive royalties on worldwide sales of a second-generation interleukin-1 Trap, should we decide to proceed in the development of this Trap. The financial terms of both agreements are identical in relation to stepped royalties, to be paid on the basis of future sales, which start at 4% and reach 15%, when annual sales exceed $1.5 billion. The agreements do not provide for any upfront or milestone payments or any sharing of development expenses.

     The royalty agreements replace a 2003 collaboration and license agreement under which we had the right to opt in to the development and commercialization of Novartis’ interleukin-1 antibody and Novartis had the right to opt in to the development and commercialization of our second-generation interleukin-1 Trap. That collaboration and license agreement has been terminated.

4. Monoclonal Antibodies

     We and sanofi-aventis are collaborating on the discovery, development, and commercialization of fully human monoclonal antibodies generated using our VelocImmune® technology. The first therapeutic antibodies to enter clinical development under the collaboration are REGN88, REGN475, and REGN421. REGN88, an antibody to the interleukin-6 receptor (IL-6R), is being evaluated in rheumatoid arthritis. REGN475, an antibody to Nerve Growth Factor (NGF) that binds NGF selectively without cross-reacting with other members of the neurotrophin family (such as neurotrophin-3, neurotrophin-4, and BDNF), is being developed for the treatment of pain. REGN421, an antibody to Delta-like ligand-4 (Dll4), is being studied in patients with advanced malignancies. Over the course of the next several years, we and sanofi-aventis plan to advance an average of two to three new fully human monoclonal antibodies into clinical development each year.

Research and Development Technologies:

     One way that a cell communicates with other cells is by releasing specific signaling proteins, either locally or into the bloodstream. These proteins have distinct functions, and are classified into different “families” of molecules, such as peptide hormones, growth factors, and cytokines. All of these secreted (or signaling) proteins travel to and are recognized by another set of proteins, called “receptors,” which reside on the surface of responding cells. These secreted proteins impact many critical cellular and biological processes, causing diverse effects ranging from the regulation of growth of particular cell types, to inflammation mediated by white blood cells. Secreted proteins can at times be overactive and thus result in a variety of diseases. In these disease settings, blocking the action of specific secreted proteins can have clinical benefit.

      Our scientists have developed two different technologies to design protein therapeutics to block the action of specific secreted proteins. The first technology, termed the “Trap” technology, was used to generate our first approved product, ARCALYST® (rilonacept), as well as aflibercept and VEGF Trap-Eye, all of which are in Phase 3 clinical trials. These novel “Traps” are composed of fusions between two distinct receptor components and the constant region of an antibody molecule called the “Fc region”, resulting in high affinity product candidates. VelociSuite is our second technology platform and it is used for discovering, developing, and producing fully human monoclonal antibodies.

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

     The VelociMouse® technology platform allows for the direct and immediate generation of genetically altered mice from embryonic stem cells (ES cells), thereby avoiding the lengthy process involved in generating and breeding knockout mice from chimeras. Mice generated through this method are normal and healthy and exhibit a 100% germ-line transmission. Furthermore, the VelociMice are suitable for direct phenotyping or other studies. We have also developed our VelociMab™ platform for the rapid screening of antibodies and rapid generation of expression cell lines for our Traps and our VelocImmune® human monoclonal antibodies.

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

License Agreement with AstraZeneca

     In February 2007, we entered into a non-exclusive license agreement with AstraZeneca UK Limited that allows AstraZeneca to utilize our VelocImmune technology in its internal research programs to discover human monoclonal antibodies. Under the terms of the agreement, AstraZeneca made $20.0 million annual, non-refundable payments to us in the first quarter of 2007, 2008, and 2009. AstraZeneca is required to make up to three additional annual payments of $20.0 million, subject to its ability to terminate the agreement after making the next additional payment. We are entitled to receive a mid-single-digit royalty on any future sales of antibody products discovered by AstraZeneca using our VelocImmune technology.

License Agreement with Astellas

     In March 2007, we entered into a non-exclusive license agreement with Astellas Pharma Inc. that allows Astellas to utilize our VelocImmune technology in its internal research programs to discover human monoclonal antibodies. Under the terms of the agreement, Astellas made $20.0 million annual, non-refundable payments to us in the second quarter of 2007, 2008, and 2009. Astellas is required to make up to three additional annual payments of $20.0 million, subject to its ability to terminate the agreement after making the next additional payment. We are entitled to receive a mid-single-digit royalty on any future sales of antibody products discovered by Astellas using our VelocImmune technology.

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

     In the December 21, 2006 issue of the journal Nature, we reported data from a preclinical study demonstrating that blocking an important cell signaling molecule, known as Delta-like ligand 4 (Dll4), inhibited the growth of experimental tumors by interfering with their ability to produce a functional blood supply. The inhibition of tumor growth was seen in a variety of tumor types, including those that were resistant to blockade of VEGF, suggesting a novel anti-angiogenesis therapeutic approach. A fully human monoclonal antibody to Dll4 that was discovered using our VelocImmune® technology is being studied in a Phase 1 clinical trial in patients with advanced malignancies.

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

General

     Developing and commercializing new medicines entails significant risk and expense. Since inception we have not generated any significant sales or profits from the commercialization of ARCALYST® (rilonacept) or any of our other product candidates. Before significant revenues from the commercialization of ARCALYST or our other product candidates can be realized, we (or our collaborators) must overcome a number of hurdles which include successfully completing research and development and obtaining regulatory approval from the FDA and regulatory authorities in other countries. In addition, the biotechnology and pharmaceutical industries are rapidly evolving and highly competitive, and new developments may render our products and technologies uncompetitive or obsolete.

     From inception on January 8, 1988 through June 30, 2009, we had a cumulative loss of $903.6 million. In the absence of significant revenues from the commercialization of ARCALYST or our other product candidates or other sources, the amount, timing, nature, and source of which cannot be predicted, our losses will continue as we conduct our research and development activities. We expect to incur substantial losses over the next several years as we continue the clinical development of VEGF Trap-Eye and ARCALYST in other indications; advance new product candidates into clinical development from our existing research programs utilizing our technology for discovering fully human monoclonal antibodies; continue our research and development programs; and commercialize additional product candidates that receive regulatory approval, if any. Also, our activities may expand over time and require additional resources, and we expect our operating losses to be substantial over at least the next several years. Our losses may fluctuate from quarter to quarter and will depend on, among other factors, the progress of our research and development efforts, the timing of certain expenses, and the amount and timing of payments that we receive from collaborators.

     The planning, execution, and results of our clinical programs are significant factors that can affect our operating and financial results. In our clinical programs, key events to date in 2009 and plans over the next 12 months are as follows:

2009-10 Plans
Clinical Program	2009 Events to Date	(next 12 months)
ARCALYST® (rilonacept; also known as IL-1 Trap)
  Initiated patient enrollment in the Phase 3 program evaluating ARCALYST in the prevention of gout flares associated with the initiation of urate-lowering drug therapy and in the treatment of acute gout attacks
Continue enrollment in the Phase 3 program in gout Report initial data from Phase 3 gout program

Aflibercept (VEGF Trap – Oncology)
  Initiated a Phase 2 1st line study in metastatic colorectal cancer in combination with chemotherapy
  Achieved more than 60% enrollment in each of the Phase 3 studies
  Reported results of a Phase 2 single-agent study in symptomatic malignant ascites (SMA)
Continue enrollment of the four Phase 3 studies

VEGF Trap-Eye (intravitreal injection)	Completed enrollment of patients in the Phase 2 DME trial Initiated a Phase 3 CRVO Program	Complete enrollment in VIEW 1 and VIEW 2 trials Continue enrollment in Phase 3 CRVO Program Report data from Phase 2 DME trial

Monoclonal Antibodies	Initiated a Phase 1 trial for REGN475 (anti-NGF) in healthy volunteers Initiated a Phase 1 trial for REGN421(anti-Dll4) in oncology
  Report data from a Phase 1 trial of REGN88 (anti-IL-6R) in rheumatoid arthritis
  Initiate multiple Phase 2 trials for REGN475 in pain indications
  Advance additional antibody candidate(s) into clinical development

Results of Operations

Three Months Ended June 30, 2009 and 2008

Net Loss:

     Regeneron reported a net loss of $14.9 million, or $0.19 per share (basic and diluted), for the second quarter of 2009 compared to a net loss of $18.7 million, or $0.24 per share (basic and diluted), for the second quarter of 2008. The decrease in our net loss was principally due to higher contract research and development revenue in connection with our antibody collaboration with sanofi-aventis and net product sales of ARCALYST for the treatment of CAPS, partially offset by higher research and development expenses, as detailed below.

Revenues:

       Revenues for the three months ended June 30, 2009 and 2008 consist of the following:

(In millions)	2009	2008
Contract research & development revenue
Sanofi-aventis	$60.7	$38.6
Bayer HealthCare	12.8	10.2
Other	2.0	1.9
Total contract research & development revenue	75.5	50.7
Technology licensing revenue	10.0	10.0
Net product sales	4.5
Total revenue	$90.0	$60.7

       The contract research and development revenue we earn from sanofi-aventis, as detailed below, consists primarily of reimbursement for research and development expenses and partly of the recognition of revenue related to non-refundable up-front payments of $105.0 million related to the aflibercept collaboration and $85.0 million related to the antibody collaboration.

Sanofi-aventis Contract Research & Development Revenue	Three months ended
(In millions)	June 30,
Aflibercept:	2009	2008
Regeneron expense reimbursement	$9.2	$10.3
Recognition of deferred revenue related to up-front payments	2.5	2.1
Total aflibercept	11.7	12.4
Antibody:
Regeneron expense reimbursement	45.7	23.6
Recognition of deferred revenue related to up-front payment	2.6	2.6
Recognition of revenue related to VelociGene® agreement	0.7
Total antibody	49.0	26.2
Total sanofi-aventis contract research & development revenue	$60.7	$38.6

     Sanofi-aventis’ reimbursement of Regeneron’s aflibercept expenses decreased in the second quarter of 2009, compared to the same period in 2008, primarily due to lower costs related to internal research activities and manufacturing aflibercept clinical supplies. Recognition of deferred revenue related to sanofi-aventis’ up-front aflibercept payments increased in the second quarter of 2009 compared to the same period in 2008 due to shortening the estimated performance period over which this deferred revenue is being recognized, effective in the fourth quarter of 2008. As of June 30, 2009, $47.5 million of the original $105.0 million of up-front payments related to aflibercept was deferred and will be recognized as revenue in future periods.

     In the second quarter of 2009, sanofi-aventis’ reimbursement of Regeneron’s antibody expenses consisted of $28.3 million under the discovery agreement and $17.4 million of development costs under the license agreement, compared to $17.3 million and $6.3 million, respectively, in the second quarter of 2008. The higher reimbursement amounts in the second quarter of 2009 compared to the same period in 2008 were due to an increase in our research activities conducted under the discovery agreement and increases in our development activities for REGN88, REGN421, and REGN475 under the license agreement.

     Recognition of deferred revenue under the antibody collaboration related to sanofi-aventis’ $85.0 million up-front payment. As of June 30, 2009, $68.4 million of this up-front payment was deferred and will be recognized as revenue in future periods.

     As described above, in August 2008, we entered into a separate VelociGene agreement with sanofi-aventis. For the three months ended June 30, 2009, we recognized $0.7 million of revenue related to this agreement.

     The contract research and development revenue we earn from Bayer HealthCare, as detailed below, consists partly of cost sharing of Regeneron VEGF Trap-Eye development expenses and partly of recognition of revenue related to a non-refundable $75.0 million up-front payment and $20.0 million non-substantive milestone payment.

	Three months ended
Bayer HealthCare Contract Research & Development Revenue	June 30,
(In millions)	2009	2008
Cost-sharing of Regeneron VEGF Trap-Eye development expenses	$10.4	$6.9
Recognition of deferred revenue related to up-front and milestone payments	2.4	3.3
Total Bayer HealthCare contract research & development revenue	$12.8	$10.2

     In the second quarter of 2009, cost-sharing of Regeneron VEGF Trap-Eye development expenses increased, compared to the same period in 2008, primarily due to higher clinical development costs in connection with our VIEW 1 trial in wet AMD and Phase 2 trial in DME, and start-up costs related to our Phase 3 trial in CRVO. Recognition of deferred revenue related to Bayer’s up-front and milestone payments decreased in the second quarter of 2009 compared to the same period in 2008 due to an extension of the estimated performance period over which this deferred revenue is being recognized, effective in the fourth quarter of 2008. As of June 30, 2009, $61.8 million of the up-front licensing and milestone payments was deferred and will be recognized as revenue in future periods.

     Other contract research and development revenue in the second quarter of 2009 and 2008 includes $1.5 million and $1.4 million, respectively, in connection with our five-year grant from the NIH, which we were awarded in September 2006 as part of the NIH’s Knockout Mouse Project.

     In connection with our VelocImmune® license agreements with AstraZeneca and Astellas, each of the $20.0 million annual, non-refundable payments are deferred upon receipt and recognized as revenue ratably over approximately the ensuing year of each agreement. In the second quarter of both 2009 and 2008, we recognized $10.0 million of technology licensing revenue related to these agreements.

     For the three months ended June 30, 2009, we recognized as revenue $4.5 million of ARCALYST® (rilonacept) net product sales for which both the right of return no longer exists and rebates can be reasonably estimated. At June 30, 2009, deferred revenue related to ARCALYST net product sales totaled $4.9 million.

Expenses:

     Total operating expenses increased to $106.3 million in the second quarter of 2009 from $80.3 million in the same period of 2008. Our average headcount increased to 966 in the second quarter of 2009 from 771 in the same period of 2008, principally as a result of our expanding research and development activities that are primarily attributable to the sanofi-aventis antibody collaboration.

     Operating expenses in the second quarter of 2009 and 2008 include a total of $7.4 million and $8.2 million, respectively, of non-cash compensation expense related to employee stock option and restricted stock awards (Non-cash Compensation Expense), as detailed below:

	For the three months ended June 30, 2009
	Expenses before
	inclusion of Non-cash	Non-cash
Expenses	Compensation	Compensation	Expenses as
(In millions)	Expense	Expense	Reported
Research and development	$89.5	$4.7	$94.2
Selling, general, and administrative	9.0	2.7	11.7
Cost of goods sold	0.4		0.4
Total operating expenses	$98.9	$7.4	$106.3

	For the three months ended June 30, 2008
	Expenses before
	inclusion of Non-cash	Non-cash
Expenses	Compensation	Compensation	Expenses as
(In millions)	Expense	Expense	Reported
Research and development	$61.9	$4.9	$66.8
Selling, general, and administrative	10.2	3.3	13.5
Total operating expenses	$72.1	$8.2	$80.3

Research and Development Expenses:

     Research and development expenses increased to $94.2 million in the second quarter of 2009 from $66.8 million in the same period of 2008. The following table summarizes the major categories of our research and development expenses for the three months ended June 30, 2009 and 2008:

Research and Development Expenses	For the three months ended June 30,		Increase
(In millions)	2009	2008	(Decrease)
Payroll and benefits (1)	$23.6	$19.7	$3.9
Clinical trial expenses	30.2	11.9	18.3
Clinical manufacturing costs (2)	13.8	11.9	1.9
Research and preclinical development costs	9.9	7.4	2.5
Occupancy and other operating costs	8.9	7.1	1.8
Cost-sharing of Bayer HealthCare VEGF
Trap-Eye development expenses (3)	7.8	8.8	(1.0)
Total research and development	$94.2	$66.8	$27.4

(1)	Includes $4.0 million and $4.2 million of Non-cash Compensation Expense for the three months ended June 30, 2009 and 2008, respectively.
(2)

Represents the full cost of manufacturing drug for use in research, preclinical development, and clinical trials, including related payroll and benefits, Non-cash Compensation Expense, manufacturing materials and supplies, depreciation, and occupancy costs of our Rensselaer manufacturing facility. Includes $0.7 million of Non-cash Compensation Expense for both the three months ended June 30, 2009 and 2008.

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

     Payroll and benefits increased principally due to the increase in employee headcount, as described above. Clinical trial expenses increased due primarily to higher costs related to our clinical development programs for (i) VEGF Trap-Eye, including our VIEW 1 trial in wet AMD, Phase 2 trial in DME, and recently initiated Phase 3 trial in CRVO, (ii) ARCALYST, related to our Phase 3 clinical development program in gout, and (iii) monoclonal antibodies, primarily related to REGN88 in rheumatoid arthritis. Clinical manufacturing costs increased due to higher costs related to manufacturing clinical supplies of ARCALYST and monoclonal antibodies, including REGN88. Research and preclinical development costs increased primarily due to higher costs associated with our antibody programs. Occupancy and other operating costs increased principally in connection with our higher headcount and expanded research and development activities. Cost-sharing of Bayer HealthCare’s VEGF Trap-Eye development expenses decreased primarily due to lower costs in connection with the VIEW 2 trial in wet AMD, which is being conducted by Bayer HealthCare.

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

Project Costs
	For the three months ended June 30,		Increase
(In millions)	2009	2008	(Decrease)
ARCALYST® (rilonacept)	$15.7	$7.2	$8.5
Aflibercept	7.4	8.8	(1.4)
VEGF Trap-Eye	27.0	22.2	4.8
REGN88	8.5	5.5	3.0
REGN421 and REGN475	5.1		5.1
Other research programs & unallocated costs	30.5	23.1	7.4
Total research and development expenses	$94.2	$66.8	$27.4

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

     There are numerous uncertainties associated with drug development, including uncertainties related to safety and efficacy data from each phase of drug development, uncertainties related to the enrollment and performance of clinical trials, changes in regulatory requirements, changes in the competitive landscape affecting a product candidate, and other risks and uncertainties described in Part II, Item 1A, “Risk Factors” under “Risks Related to ARCALYST® (rilonacept) and the Development of Our Product Candidates,” “Regulatory and Litigation Risks,” and “Risks Related to Commercialization of Products.” The lengthy process of seeking FDA approvals, and subsequent compliance with applicable statutes and regulations, require the expenditure of substantial resources. Any failure by us to obtain, or delay in obtaining, regulatory approvals could materially adversely affect our business.

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

Selling, General, and Administrative Expenses:

     Selling, general, and administrative expenses decreased to $11.7 million in the second quarter of 2009 from $13.5 million in the same period of 2008 due to (i) lower selling expenses related to ARCALYST® (rilonacept), (ii) a decrease in recruitment costs for administrative headcount, (iii) lower market research costs related to various programs, (iv) lower patent-related costs, and (v) lower professional fees related to various corporate matters. These decreases were partially offset by higher compensation expense due primarily to increases in administrative headcount to support our expanded research and development activities.

Cost of Goods Sold:

     In the third quarter of 2008, we began recognizing revenue and cost of goods sold from product sales of ARCALYST. We began capitalizing inventory costs associated with commercial supplies of ARCALYST subsequent to receipt of marketing approval from the FDA in February 2008. Costs for manufacturing supplies of ARCALYST prior to receipt of FDA approval were recognized as research and development expenses in the period that the costs were incurred. Therefore, these costs are not being included in cost of goods sold when revenue is recognized from the sale of those supplies of ARCALYST. Cost of goods sold for the second quarter of 2009 was $0.4 million and consisted primarily of royalty and other period costs related to ARCALYST commercial supplies.

Other Income and Expense:

     Investment income decreased to $1.3 million in the second quarter of 2009 from $4.5 million in the comparable quarter of 2008. The decrease in investment income was due to lower yields on, and lower balances of, cash and marketable securities in the first quarter of 2009 compared to the same quarter of 2008. Interest expense was $2.7 million in the second quarter of 2008 and related to $200.0 million of formerly outstanding 5.5% Convertible Senior Subordinated Notes which we either repurchased or repaid in full during 2008. In the second quarter of 2008, we repurchased $81.3 million in principal amount of these convertible notes for $82.1 million. In connection with the repurchases, we recognized a $0.9 million loss on early extinguishment of debt, representing the premium paid on the notes plus related unamortized debt issuance costs.

Six Months Ended June 30, 2009 and 2008

Net Loss:

     Regeneron reported a net loss of $30.3 million, or $0.38 per share (basic and diluted), for the first half of 2009 compared to a net loss of $30.5 million, or $0.39 per share (basic and diluted), for the same period of 2008. The decrease in our net loss was principally due to higher contract research and development revenue in connection with our antibody collaboration with sanofi-aventis and increased net product sales of ARCALYST for the treatment of CAPS, partially offset by higher research and development expenses, as detailed below.

Revenues:

       Revenues for the six months ended June 30, 2009 and 2008 consist of the following:

(In millions)	2009	2008
Contract research & development revenue
Sanofi-aventis	$110.4	$74.3
Bayer HealthCare	22.8	19.2
Other	3.4	3.5
Total contract research & development revenue	136.6	97.0
Technology licensing revenue	20.0	20.0
Net product sales	8.4
Total revenue	$165.0	$117.0

       The contract and research development revenue we earn from sanofi-aventis, as detailed below, consists primarily of reimbursement for research and development expenses and partly of the recognition of revenue related to non-refundable up-front payments of $105.0 million related to the aflibercept collaboration and $85.0 million related to the antibody collaboration.

	Six months ended
Sanofi-aventis Contract Research & Development Revenue	June 30,
(In millions)	2009	2008
Aflibercept:
Regeneron expense reimbursement	$14.6	$22.0
Recognition of deferred revenue related to up-front payments	5.0	4.2
Total aflibercept	19.6	26.2
Antibody:
Regeneron expense reimbursement	84.1	42.9
Recognition of deferred revenue related to up-front payment	5.3	5.2
Recognition of revenue related to VelociGene® agreement	1.4
Total antibody	90.8	48.1
Total sanofi-aventis contract research & development revenue	$110.4	$74.3

       Sanofi-aventis’ reimbursement of Regeneron’s aflibercept expenses decreased in the first half of 2009, compared to the same period in 2008, primarily due to lower costs related to internal research activities and manufacturing aflibercept clinical supplies. Recognition of deferred revenue related to sanofi-aventis’ up-front aflibercept payments increased in the first half of 2009 compared to the same period in 2008 due to shortening the estimated performance period over which this deferred revenue is being recognized, effective in the fourth quarter of 2008.

     In the first half of 2009, sanofi-aventis’ reimbursement of Regeneron’s antibody expenses consisted of $51.0 million under the discovery agreement and $33.1 million of development costs under the license agreement, compared to $32.4 million and $10.5 million, respectively, in the first half of 2008. The higher reimbursement amounts in the first half of 2009 compared to the same period in 2008 were due to an increase in our research activities conducted under the discovery agreement and increases in our development activities for REGN88, REGN421, and REGN475 under the license agreement.

     As described above, in August 2008, we entered into a separate VelociGene® agreement with sanofi-aventis. For the six months ended June 30, 2009, we recognized $1.4 million of revenue related to this agreement.

     The contract research and development revenue we earn from Bayer HealthCare, as detailed below, consists partly of cost sharing of Regeneron VEGF Trap-Eye development expenses and partly of recognition of revenue related to a non-refundable $75.0 million up-front payment and $20.0 million non-substantive milestone payment.

	Six months ended
Bayer HealthCare Contract Research & Development Revenue	June 30,
(In millions)	2009	2008
Cost-sharing of Regeneron VEGF Trap-Eye development expenses	$17.9	$12.6
Recognition of deferred revenue related to up-front and milestone payments	4.9	6.6
Total Bayer HealthCare contract research & development revenue	$22.8	$19.2

     In the first half of 2009, cost-sharing of Regeneron VEGF Trap-Eye development expenses increased, compared to the same period in 2008, primarily due to higher clinical development costs in connection with our VIEW 1 trial in wet AMD and Phase 2 trial in DME, and start-up costs related to our Phase 3 trial in CRVO. Recognition of deferred revenue related to Bayer’s up-front and milestone payments decreased in the first half of 2009 compared to the same period in 2008 due to an extension of the estimated performance period over which this deferred revenue is being recognized, effective in the fourth quarter of 2008.

     Other contract research and development revenue in the first half of 2009 and 2008 includes $3.0 million and $2.5 million, respectively, in connection with our five-year grant from the NIH, which we were awarded in September 2006 as part of the NIH’s Knockout Mouse Project.

     In connection with our VelocImmune® license agreements with AstraZeneca and Astellas, each of the $20.0 million annual, non-refundable payments are deferred upon receipt and recognized as revenue ratably over approximately the ensuing year of each agreement. In the first half of both 2009 and 2008, we recognized $20.0 million of technology licensing revenue related to these agreements.

     For the six months ended June 30, 2009, we recognized as revenue $8.4 million of ARCALYST® (rilonacept) net product sales for which both the right of return no longer exists and rebates can be reasonably estimated.

Expenses:

     Total operating expenses increased to $198.4 million in the first half of 2009 from $152.8 million in the same period of 2008. Our average headcount increased to 952 in the first half of 2009 from 742 in the same period of 2008 principally as a result of our expanding research and development activities that are primarily attributable to the sanofi-aventis antibody collaboration.

     Operating expenses for the first six months of 2009 and 2008 include a total of $15.1 million and $16.5 million, respectively, of Non-cash Compensation Expense, as detailed below:

	For the six months ended June 30, 2009
	Expenses before
	inclusion of Non-cash	Non-cash
Expenses	Compensation	Compensation	Expenses as
(In millions)	Expense	Expense	Reported
Research and development	$165.1	$9.4	$174.5
Selling, general, and administrative	17.4	5.7	23.1
Cost of goods sold	0.8		0.8
Total operating expenses	$183.3	$15.1	$198.4

	For the six months ended June 30, 2008
	Expenses before
	inclusion of Non-cash	Non-cash
Expenses	Compensation	Compensation	Expenses as
(In millions)	Expense	Expense	Reported
Research and development	$118.5	$9.8	$128.3
Selling, general, and administrative	17.8	6.7	24.5
Total operating expenses	$136.3	$16.5	$152.8

Research and Development Expenses:

     Research and development expenses increased to $174.5 million in the first half of 2009 from $128.3 million in the same period of 2008. The following table summarizes the major categories of our research and development expenses for the six months ended June 30, 2009 and 2008:

Research and Development Expenses	For the six months ended June 30,		Increase
(In millions)	2009	2008	(Decrease)
Payroll and benefits (1)	$46.5	$38.9	$7.6
Clinical trial expenses	49.5	20.5	29.0
Clinical manufacturing costs (2)	27.9	26.5	1.4
Research and preclinical development costs	18.4	12.9	5.5
Occupancy and other operating costs	17.4	14.1	3.3
Cost-sharing of Bayer HealthCare VEGF
Trap-Eye development expenses (3)	14.8	15.4	(0.6)
Total research and development	$174.5	$128.3	$46.2

(1)	Includes $8.0 million and $8.4 million of Non-cash Compensation Expense for the six months ended June 30, 2009 and 2008, respectively.

(2)	Represents the full cost of manufacturing drug for use in research, preclinical development, and clinical trials, including related payroll and benefits, Non-cash Compensation Expense, manufacturing materials and supplies, depreciation, and occupancy costs of our Rensselaer manufacturing facility. Includes $1.4 million of Non-cash Compensation Expense for both the six months ended June 30, 2009 and 2008.

(3)	Under our collaboration with Bayer HealthCare, in periods when Bayer HealthCare incurs VEGF Trap-Eye development expenses, we also recognize, as additional research and development expense, the portion of Bayer HealthCare’s VEGF Trap-Eye development expenses that we are obligated to reimburse. Bayer HealthCare provides us with estimated VEGF Trap-Eye development expenses for the most recent interim fiscal quarter. Bayer HealthCare’s estimate is reconciled to its actual expenses for such quarter in the subsequent interim quarter and our portion of its VEGF Trap-Eye development expenses that we are obligated to reimburse is adjusted accordingly.

     Payroll and benefits increased principally due to the increase in employee headcount, as described above. Clinical trial expenses increased due primarily to higher costs related to our clinical development programs for (i) VEGF Trap-Eye, including our VIEW 1 trial in wet AMD, Phase 2 trial in DME, and Phase 3 trial in CRVO, (ii) ARCALYST, related to our Phase 3 clinical development program in gout, and (iii) monoclonal antibodies, primarily related to REGN88 in rheumatoid arthritis. Clinical manufacturing costs increased due to higher costs related to manufacturing clinical supplies of ARCALYST and monoclonal antibodies, including REGN88, partially offset by lower costs related to manufacturing aflibercept clinical supplies. Research and preclinical development costs increased primarily due to higher costs associated with our antibody programs. Occupancy and other operating costs increased principally in connection with our higher headcount and expanded research and development activities. Cost-sharing of Bayer HealthCare’s VEGF Trap-Eye development expenses slightly decreased primarily due to lower costs in connection with the VIEW 2 trial in wet AMD, which is being conducted by Bayer HealthCare.

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

Project Costs
	For the six months ended June 30,		Increase
(In millions)	2009	2008	(Decrease)
ARCALYST® (rilonacept)	$33.6	$15.2	$18.4
Aflibercept	11.7	18.9	(7.2)
VEGF Trap-Eye	47.8	38.8	9.0
REGN88	17.5	9.3	8.2
REGN421 and REGN475	10.0		10.0
Other research programs & unallocated costs	53.9	46.1	7.8
Total research and development expenses	$174.5	$128.3	$46.2

     For the reasons described above under “Research and Development Expenses” for the three months ended June 30, 2009 and 2008, and due to the variability in the costs necessary to develop a product and the uncertainties related to future indications to be studied, the estimated cost and scope of the projects, and our ultimate ability to obtain governmental approval for commercialization, accurate and meaningful estimates of the total cost to bring our product candidates to market are not available. Similarly, we are currently unable to reasonably estimate if our product candidates will generate material product revenues and net cash inflows. In the first quarter of 2008, we received FDA approval for ARCALYST for the treatment of CAPS, a group of rare, inherited auto-inflammatory diseases. These rare diseases affect a very small group of people. As a result, we can not predict whether the commercialization of ARCALYST in CAPS will result in a significant net cash benefit to us.

Selling, General, and Administrative Expenses:

     Selling, general, and administrative expenses decreased to $23.1 million in the first half of 2009 from $24.5 million in the same period of 2008 due to (i) lower selling expenses related to ARCALYST® (rilonacept), (ii) a decrease in recruitment costs for administrative headcount, (iii) lower market research costs related to various programs, and (iv) lower legal and other professional fees related to various corporate matters. These decreases were partially offset by higher compensation expense due primarily to increases in administrative headcount to support our expanded research and development activities.

Cost of Goods Sold:

     In the third quarter of 2008, we began recognizing revenue and cost of goods sold from product sales of ARCALYST. We began capitalizing inventory costs associated with commercial supplies of ARCALYST subsequent to receipt of marketing approval from the FDA in February 2008. Costs for manufacturing supplies of ARCALYST prior to receipt of FDA approval were recognized as research and development expenses in the period that the costs were incurred. Therefore, these costs are not included in cost of goods sold when revenue is recognized from the sale of those supplies of ARCALYST. Cost of goods sold for the first half of 2009 was $0.8 million and consisted primarily of royalty and other period costs related to ARCALYST commercial supplies.

Other Income and Expense:

     Investment income decreased to $3.1 million in the first half of 2009 from $11.8 million in the comparable period of 2008. The decrease in investment income was due to lower yields on, and lower balances of, cash and marketable securities in the first half of 2009 compared to the same period in 2008. Interest expense was $5.7 million in the first half of 2008 and related to $200.0 million of formerly outstanding 5.5% Convertible Senior Subordinated Notes which we either repurchased or repaid in full during 2008. In the second quarter of 2008, we repurchased $81.3 million in principal amount of these convertible notes for $82.1 million. In connection with the repurchases, we recognized a $0.9 million loss on early extinguishment of debt, representing the premium paid on the notes plus related unamortized debt issuance costs.

Revision of Previously Issued Financial Statements

     The application of Emerging Issues Task Force Statement No. 97-10, The Effect of Lessee Involvement in Asset Construction (EITF 97-10), under certain conditions, can result in the capitalization on a lessee’s books of a lessor’s costs of constructing facilities to be leased to the lessee. Recently, we became aware that certain of these conditions were applicable to our December 2006 lease, as amended, of new laboratory and office facilities being constructed in Tarrytown, New York by our landlord. As a result, pursuant to EITF 97-10, we are deemed, in substance, to be the owner of the landlord’s buildings during the construction phase and the landlord’s costs of constructing these new facilities are required to be capitalized on our books as a non-cash transaction during the facilities’ construction, offset by a corresponding lease obligation on our balance sheet. In addition, the land element of the lease should have been accounted for as an operating lease; therefore, adjustments to non-cash rent expense previously recognized pursuant to SFAS 13, Accounting for Leases, in connection with these new facilities are also required. Construction of these new facilities is not yet completed and actual lease payments will not commence until August 2009.

     We have revised our previously issued financial statements to capitalize the landlord’s costs of constructing their new Tarrytown facilities which we are leasing and to adjust our previously recognized rent expense in connection with these facilities, as described above. These revisions primarily resulted in an increase to property, plant, and equipment and a corresponding increase in facility lease obligation (a long-term liability) at each balance sheet date. We also revised our statements of operations and statements of cash flows to reflect rent expense in connection with only the land element of our lease, with a corresponding adjustment to other long-term liabilities. In addition, we have revised our statement of cash flows for the quarter ended March 31, 2009 to reclassify, from an operating activity to a financing activity, a $5.2 million reimbursement received from our landlord for tenant improvement costs we incurred. Under EITF 97-10, such payments that we receive from our landlord are deemed to be a financing obligation.

     The above described revisions consisted entirely of non-cash adjustments. They had no impact on our business operations, existing capital resources, or our ability to fund our operating needs, including the preclinical and clinical development of our product candidates. The revisions also had no impact on our previously reported net increases or decreases in cash and cash equivalents in any period and, except for the quarter ended March 31, 2009 (as described above), had no impact on our previously reported net cash flows from operating activities, investing activities and financing activities. In addition, these revisions had no impact on our previously reported current assets, current liabilities, and operating revenues. Therefore, after considering both qualitative and quantitative factors, we believe that the judgment of a reasonable person relying on our previously issued financial statements would not have been changed or influenced by the above described revisions to those financial statements, which result from applying EITF 97-10.

     For comparative purposes, the impact of the above described revisions to our balance sheets as of the dates set forth below is as follows:

Balance Sheet Impact at December 31, 2007 and 2008, and March 31, 2009
(in millions)

	December 31,	December 31,	March 31,
	2007	2008	2009
As originally reported
Property, plant, and equipment, net	$58.3	$87.9	$109.8
Total assets	936.3	670.0	681.4

Other long-term liabilities		5.1	13.2
Total liabilities	476.0	251.2	271.1

Accumulated deficit	(793.2)	(875.9)	(893.4)
Total stockholders’ equity	460.3	418.8	410.3
Total liabilities and stockholders’ equity	936.3	670.0	681.4

As revised
Property, plant, and equipment, net	$79.9	$142.0	$164.6
Total assets	957.9	724.2	736.2

Facility lease obligation	22.5	56.0	62.0
Other long-term liabilities		0.6	1.2
Total liabilities	498.5	302.7	321.1

Accumulated deficit	(794.1)	(873.3)	(888.7)
Total stockholders’ equity	459.4	421.5	415.1
Total liabilities and stockholders’ equity	957.9	724.2	736.2

     For comparative purposes, the impact of the above described revisions to our statements of operations and statement of cash flows for the period(s) set forth below is as follows:

Statements of Operations Impact for the three, six, and nine month periods ended March 31, June 30 and September 30, 2008, the years ended December 31, 2007 and 2008, and the three months ended March 31, 2009
(in millions, except per share data)

	March 31,	June 30,	September 30,	December 31,		March 31,
	2008	2008	2008	2007	2008	2009
As originally reported
Research and development expenses	$61.3	$127.8	$201.7	$201.6	$278.0	$82.1
Selling, general, and administrative expenses	11.0	24.5	35.9	37.9	49.3	11.7
Total expenses	72.3	152.3	237.9	239.5	328.3	94.2
Net loss	(11.6)	(30.1)	(51.2)	(105.6)	(82.7)	(17.5)
Net loss per share, basic and diluted	$(0.15)	$(0.38)	$(0.65)	$(1.59)	$(1.05)	$(0.22)

	March 31,	June 30,	September 30,	December 31,		March 31,
	2008	2008	2008	2007	2008	2009
As revised
Research and development expenses	$61.5	$128.2	$200.3	$202.5	$274.9	$80.3
Selling, general, and administrative expenses	11.1	24.6	35.7	37.9	48.9	11.4
Total expenses	72.5	152.8	236.3	240.4	324.7	92.1
Net loss	(11.8)	(30.5)	(49.6)	(106.5)	(79.1)	(15.4)
Net loss per share, basic and diluted	$(0.15)	$(0.39)	$(0.63)	$(1.61)	$(1.00)	$(0.19)

Statement of Cash Flows Impact for the three months ended March 31, 2009
(in millions)

	As Originally
	Reported	As Revised
Net cash used in operating activities	$(10.2)	$(15.4)
Net cash used in investing activities	(39.5)	(39.5)
Net cash provided by financing activities	1.0	6.2
Net decrease in cash and cash equivalents	$(48.7)	$(48.7)

     These revised amounts, as applicable, are reflected in this Quarterly Report on Form 10-Q for the period ended June 30, 2009, and will be included in our Quarterly Reports on Form 10-Q for the periods ended September 30, 2009 and March 31, 2010 and our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Six months ended June 30, 2009 and 2008

     At June 30, 2009, we had $466.4 million in cash, cash equivalents, restricted cash, and marketable securities compared with $527.5 million at December 31, 2008. In February 2009, we received a $20.0 million annual, non-refundable payment in connection with our non-exclusive license agreement with AstraZeneca. In May 2009, we received a $20.0 million annual, non-refundable payment in connection with our non-exclusive license agreement with Astellas.

Cash Used in Operations:

     Net cash used in operations was $16.0 million in the first six months of 2009 compared to $11.7 million in the first six months of 2008. Our net losses of $30.3 million in the first half of 2009 and $30.5 million in the first half of 2008 included $15.1 million and $16.5 million, respectively, of Non-cash Compensation Expense.

     At June 30, 2009, accounts receivable increased by $24.8 million, compared to end-of-year 2008, primarily due to a higher receivable balance related to our antibody collaboration with sanofi-aventis. Also, our deferred revenue balances at June 30, 2009 increased by $5.9 million, compared to end-of-year 2008, primarily due to the receipt of the $20.0 million payments from AstraZeneca and Astellas, as described above, which were deferred and are being recognized ratably over the ensuing year. This increase was partially offset by amortization of previously received deferred payments under our collaborations with sanofi-aventis and Bayer HealthCare. At June 30, 2009, accounts payable, accrued expenses, and other liabilities increased by $13.0 million compared to end-of-year 2008. The increase was due primarily to higher liabilities for clinical trial and payroll-related costs, partially offset by a $9.8 million cost-sharing payment which was due to Bayer HealthCare at December 31, 2008 in connection with the companies’ VEGF Trap-Eye collaboration; no cost-sharing payment was due to Bayer HealthCare at June 30, 2009.

     At June 30, 2008, accounts receivable increased by $14.5 million, compared to end-of-year 2007, primarily due to higher receivable balances related to our collaborations with sanofi-aventis. Also, our deferred revenue balances at June 30, 2008 increased by $6.5 million, compared to end-of-year 2007, primarily due to the receipt of $20.0 million payments from AstraZeneca in February 2008 and Astellas in June 2008, which were deferred and recognized ratably over the ensuing year. This increase was partially offset by amortization of previously received deferred payments under our collaborations with sanofi-aventis and Bayer HealthCare.

Cash Provided by (Used in) Investing Activities:

     Net cash provided by investing activities was $32.8 million in the first six months of 2009 compared to net cash used in investing activities of $116.6 million in the same period of 2008, due primarily to a decrease in purchases of marketable securities net of sales or maturities. In the first half of 2009, sales or maturities of marketable securities exceeded purchases by $85.4 million, whereas in the first half of 2008, purchases of marketable securities exceeded sales or maturities by $106.8 million. In addition, cash used for capital expenditures totaled $52.7 million in the first six months of 2009, primarily for tenant improvements and related costs in connection with our new leased facilities in Tarrytown.

Cash Provided by (Used in) Financing Activities:

     Net cash provided by financing activities was $6.9 million in the first six months of 2009 compared to net cash used in financing activities of $78.5 million in the same period in 2008. In the first half of 2009, we received a $5.2 million reimbursement of tenant improvements from our landlord in connection with our new Tarrytown facilities, which we are deemed to own in accordance with the provisions of EITF 97-10. In the second quarter of 2008, the Company repurchased $81.3 million in principal amount of our convertible senior subordinated notes for $82.1 million. In addition, proceeds from issuances of Common Stock in connection with exercises of employee stock options were $1.7 million and $3.7 million in the first half of 2009 and 2008, respectively.

Fair Value of Marketable Securities:

     At June 30, 2009 and December 31, 2008, we held marketable securities whose aggregate fair value totaled $193.3 million and $278.0 million, respectively. The composition of our portfolio of marketable securities on these dates was as follows:

	June 30, 2009		December 31, 2008
Investment type	Fair Value	Percent	Fair Value	Percent
U.S. Treasury securities	$75.9	39%	$113.9	41%
U.S. government agency securities	30.1	16%	58.3	21%
U.S. government-guaranteed corporate bonds	48.7	25%	29.8	11%
U.S. government guaranteed collateralized mortgage obligations	7.5	4%	17.4	6%
Corporate bonds	20.3	11%	37.1	13%
Mortgage-backed securities	5.3	3%	10.0	4%
Other asset-backed securities	0.5		7.8	3%
Other	5.0	2%	3.7	1%
Total marketable securities	$193.3	100%	$278.0	100%

     In addition, at June 30, 2009 and December 31, 2008, we had $273.1 million and $249.5 million, respectively, of cash, cash equivalents, and restricted cash, primarily held in money market funds that invest in U.S. government securities.

     During the first half of 2009, as marketable securities in our portfolio matured or paid down, we purchased primarily U.S. Treasury securities, U.S. government agency obligations and U.S. government-guaranteed debt. This shift toward higher quality securities, which we initiated in 2008, continues to reduce the risk profile, as well as the overall yield, of our portfolio. In particular, we continue to reduce the proportion of asset-backed securities and corporate bonds in our portfolio.

Capital Expenditures:

     Our cash expenditures for property, plant, and equipment totaled $52.7 million and $9.8 million for the first half of 2009 and 2008, respectively. During the remainder of 2009, we expect to incur approximately $50 to $60 million in capital expenditures, primarily in connection with expanding our Rensselaer, New York manufacturing facilities and tenant improvements at our new leased Tarrytown facilities. In connection with our tenant improvement costs in Tarrytown, up to approximately $50 million is reimbursable at our option from our landlord under the terms of our lease.

Amendment to Lease – Tarrytown, New York Facilities:

     We currently lease approximately 248,000 square feet of laboratory and office facilities in Tarrytown, New York. In December 2006, we entered into a new lease agreement (as amended in October 2007 and September 2008) to lease approximately 348,000 square feet of laboratory and office space at our current Tarrytown location, including approximately 230,000 square feet in new facilities that are currently under construction and expected to be completed in mid-2009. The term of the lease commenced effective June 2008 and will expire in June 2024. In April 2009, we amended the lease agreement to increase the amount of space we will lease to approximately 389,500 square feet. As amended, the lease contains early termination options on approximately 159,500 square feet of space. Other terms and conditions, as previously described in our Annual Report on Form 10-K for the year ended December 31, 2008, remain unchanged. In connection with the lease amendment, in April 2009, we terminated a sublease for 16,200 square feet of space in Tarrytown, New York.

Funding Requirements:

     We expect to continue to incur substantial funding requirements primarily for research and development activities (including preclinical and clinical testing). Before taking into account reimbursements from collaborators, we currently anticipate that approximately 50-60% of our expenditures for 2009 will be directed toward the preclinical and clinical development of product candidates, including ARCALYST® (rilonacept), aflibercept, VEGF Trap-Eye, and monoclonal antibodies (including REGN88, REGN421, and REGN475); approximately 20-30% of our expenditures for 2009 will be applied to our basic research and early preclinical activities and the remainder of our expenditures for 2009 will be used for the continued development of our novel technology platforms, capital expenditures, and general corporate purposes.

     We currently anticipate that in 2009 sales of ARCALYST for the treatment of CAPS will not materially enhance or otherwise materially impact our cash flows.

     In connection with the April 2009 amendment to our lease agreement for facilities in Tarrytown, New York, as described above, our total estimated future minimum noncancelable lease commitments, previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, will increase (i) from $9.1 million to $9.4 million for the year ending December 31, 2009, (ii) from $26.8 million to $29.2 million for the two-year period beginning January 1, 2010, (iii) from $27.2 million to $28.8 million for the two-year period beginning January 1, 2012, and (iv) from $167.0 million to $182.5 million for the fiscal years beginning January 1, 2014 and thereafter.

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

     We believe that our existing capital resources, including funding we are entitled to receive under our collaboration agreements, will enable us to meet operating needs through at least 2012. However, this is a forward-looking statement based on our current operating plan, and there may be a change in projected revenues or expenses that would lead to our capital being consumed significantly before such time. If there is insufficient capital to fund all of our planned operations and activities, we would expect to prioritize available capital to fund selected preclinical and clinical development programs.

     Other than a $1.6 million letter of credit issued to our landlord in connection with our lease for facilities in Tarrytown, New York, as described above, we have no off-balance sheet arrangements. In addition, we do not guarantee the obligations of any other entity. As of June 30, 2009, we had no established banking arrangements through which we could obtain short-term financing or a line of credit. In the event we need additional financing for the operation of our business, we will consider collaborative arrangements and additional public or private financing, including additional equity financing. Factors influencing the availability of additional financing include our progress in product development, investor perception of our prospects, and the general condition of the financial markets. We may not be able to secure the necessary funding through new collaborative arrangements or additional public or private offerings. If we cannot raise adequate funds to satisfy our capital requirements, we may have to delay, scale-back, or eliminate certain of our research and development activities or future operations. This could materially harm our business.

Future Impact of Recently Issued Accounting Standards

     In June 2009, the Financial Accounting Standards Board (“FASB”) issued FAS 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles. When effective, the FASB Accounting Standards Codification (the Codification) will become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification will be effective for interim and annual periods ending after September 15, 2009. We will be required to report using the Codification commencing with the quarter ended September 30, 2009. We do not anticipate that reporting under the Codification will have a material impact on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk:

     Our earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from our investment of available cash balances in investment grade corporate, asset-backed, and U.S. government securities. We do not believe we are materially exposed to changes in interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We estimated that a one percent unfavorable change in interest rates would result in approximately a $0.8 million and $2.0 million decrease in the fair value of our investment portfolio at June 30, 2009 and 2008, respectively.

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

     The current economic environment, the deterioration in the credit quality of some of the issuers of securities that we hold, and the recent volatility of securities markets increase the risk that there could be further declines in the market value of marketable securities in our investment portfolio and that such declines could result in charges against income in future periods for other-than-temporary impairments, and such amounts could be material.

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

     There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

     From inception on January 8, 1988 through June 30, 2009, we had a cumulative loss of $903.6 million. If we continue to incur operating losses and fail to become a profitable company, we may be unable to continue our operations. In the absence of substantial revenue from the sale of products or other sources, the amount, timing, nature or source of which cannot be predicted, our losses will continue as we conduct our research and development activities.

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

     As of June 30, 2009, cash, cash equivalents, restricted cash, and marketable securities totaled $466.4 million and represented 63% of our total assets. We have invested available cash balances primarily in money market funds and U.S. Treasury, U.S. government agency, corporate, and to a lesser extent, asset-backed securities. We consider assets classified as marketable securities to be “available-for-sale,” as defined by Statement of Financial Accounting Standards No. (SFAS) 115, Accounting for Certain Investments in Debt and Equity Securities. Marketable securities totaled $193.3 million at June 30, 2009, are carried at fair value, and the unrealized gains and losses are included in other accumulated comprehensive income (loss) as a separate component of stockholders’ equity. If the decline in the value of a security in our investment portfolio is deemed to be other-than-temporary, we write down the security to its current fair value and recognize a loss which may be fully charged against income. For example, during the year ended December 31, 2008, we recorded charges for other-than-temporary impairments totaling $2.5 million related to two marketable securities in our investment portfolio. The current economic environment, the deterioration in the credit quality of some of the issuers of securities that we hold, and the recent volatility of securities markets increase the risk that we may not recover the principal we invested and/or there may be further declines in the market value of securities in our investment portfolio. As a result, we may incur additional charges against income in future periods for other-than-temporary impairments or realized losses upon a security’s sale or maturity, and such amounts may be material.

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

     We are testing aflibcercept, VEGF Trap-Eye, and ARCALYST® (rilonacept) in a number of late-stage clinical trials. Clinical trials may not demonstrate statistically sufficient effectiveness and safety to obtain the requisite regulatory approvals for these product candidates. In a number of instances, we have terminated the development of product candidates due to a lack of or modest effectiveness.

     Aflibercept is in Phase 3 clinical trials in combination with standard chemotherapy regimens for the treatment of 2nd line metastatic colorectal cancer, 1st line metastatic pancreatic cancer, 1st line androgen independent prostate cancer, and 2nd line metastatic non-small cell lung cancer. Aflibercept may not demonstrate the required safety or efficacy to support an application for approval in any of these indications. We do not have proof of concept data from early-stage, double-blind, controlled clinical trials that aflibercept will be safe or effective in any of these cancer settings. Treatment with another VEGF inhibitor, Avastin® (bevacizumab), marketed by Genentech, Inc., in combination with a chemotherapy regimen did not extend survival in a previous Phase 3 study in patients with pancreatic cancer.

     We are testing VEGF Trap-Eye in Phase 3 trials for the treatment of wet AMD. Although we reported positive Phase 2 trial results with VEGF Trap-Eye in this indication based on a limited number of patients, the results from the larger Phase 3 trials may not demonstrate that VEGF Trap-Eye is safe and effective or compares favorably to Lucentis® (ranibizumab injection), marketed by Genentech, Inc. A number of other potential new drugs and biologics which showed promising results in initial clinical trials subsequently failed to establish sufficient safety and efficacy data to obtain necessary regulatory approvals.

     ARCALYST is in Phase 3 clinical trials for two different gout indications – the prevention of gout flares in patients initiating urate-lowering drug therapy and acute gout. We do not have proof of concept data from Phase 2 clinical trials that ARCALYST will be safe or effective in the acute gout setting. Although we reported positive Phase 2 proof of concept data from a small number of patients initiating urate-lowering drug therapy, there is a risk that the results of the larger Phase 3 trials of ARCALYST in patients initiating urate-lowering drug therapy will differ from the previously reported Phase 2 trial. A number of potential new drugs and biologics which showed promising results in initial clinical trials subsequently failed to establish sufficient safety and efficacy data to obtain necessary regulatory approvals.

     We are studying our antibody candidates in a wide variety of indications in early stage clinical trials. Many of these trials are exploratory studies designed to identify what diseases and uses, if any, are best suited for these product candidates. These early stage product candidates may not demonstrate the requisite efficacy and/or safety profile to support continued development for some or all of the indications that are being, or are planned to be, studied.

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

     We will need to reevaluate any drug candidate that does not test favorably and either conduct new trials, which are expensive and time consuming, or abandon the drug development program. Even if we obtain positive results from preclinical or clinical trials, we may not achieve the same success in future trials. Many companies in the biopharmaceutical industry, including Regeneron, have suffered significant setbacks in clinical trials, even after promising results have been obtained in earlier trials. The failure of clinical trials to demonstrate safety and effectiveness for the desired indication(s) could harm the development of our product candidate(s), and our business, financial condition, and results of operations may be materially harmed.

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

     We have tested ARCALYST in only a small number of patients. As more patients begin to use our product and as we test it in new disease settings, new risks and side effects associated with ARCALYST may be discovered, and risks previously viewed as inconsequential could be determined to be significant. Like cytokine antagonists such as Kineret® (anakinra), marketed by Biovitrum, Enbrel® (etanercept), marketed by Amgen Inc. and Wyeth Pharmaceuticals, Inc., and Remicade® (infliximab), marketed by Centocor Ortho Biotech, Inc., ARCALYST affects the immune defense system of the body by blocking some of its functions. Therefore, ARCALYST may interfere with the body’s ability to fight infections. Treatment with Kineret, a medication that works through the inhibition of IL-1, has been associated with an increased risk of serious infections, and serious, life threatening infections have been reported in patients taking ARCALYST. These or other complications or side effects could cause regulatory authorities to revoke approvals of ARCALYST. Alternatively, we may be required to conduct additional clinical trials, make changes in the labeling of our product, or limit or abandon our efforts to develop ARCALYST in new disease settings. These side effects may also result in a reduction, or even the elimination, of sales of ARCALYST in approved indications.

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

     We are aware of patents and pending applications owned by Genentech that claim certain chimeric VEGF receptor compositions. Although we do not believe that aflibercept or VEGF Trap-Eye infringes any valid claim in these patents or patent applications, Genentech could initiate a lawsuit for patent infringement and assert that its patents are valid and cover aflibercept or VEGF Trap-Eye. Genentech may be motivated to initiate such a lawsuit at some point in an effort to impair our ability to develop and sell aflibercept or VEGF Trap-Eye, which represent potential competitive threats to Genentech’s VEGF-binding products and product candidates. An adverse determination by a court in any such potential patent litigation would likely materially harm our business by requiring us to seek a license, which may not be available, or resulting in our inability to manufacture, develop, and sell aflibercept or VEGF Trap-Eye or in a damage award.

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

     We are aware of a U.S. patent jointly owned by Genentech and City of Hope relating to the production of recombinant antibodies in host cells. We currently produce our antibody product candidates using recombinant antibodies from host cells and may choose to produce additional antibody product candidates in this manner. Neither ARCALYST® (rilonacept), aflibercept, nor VEGF Trap-Eye are recombinant antibodies. If any of our antibody product candidates are produced in a manner subject to valid claims in the Genentech patent, then we may need to obtain a license from Genentech should one be available. Genentech has licensed this patent to several different companies under confidential license agreements. If we desire a license for any of our antibody product candidates and are unable to obtain a license on commercially reasonable terms or at all, we may be restricted in our ability to use Genentech’s techniques to make recombinant antibodies in or to import them into the United States.

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

     The FDA enforces good clinical practices and other regulations through periodic inspections of trial sponsors, clinical research organizations (CROs), principal investigators, and trial sites. If we or any of the third parties conducting our clinical studies are determined to have failed to fully comply with Good Clinical Practice regulations (GCPs), the study protocol or applicable regulations, the clinical data generated in our studies may be deemed unreliable. This could result in non-approval of our product candidates by the FDA, or we or the FDA may decide to conduct additional audits or require additional clinical studies, which would delay our development programs and substantially harm our business.

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

     In addition to the FDA and other regulatory agency regulations in the United States, we are subject to a variety of foreign regulatory requirements governing human clinical trials, manufacturing, marketing and approval of drugs, and commercial sale and distribution of drugs in foreign countries. The foreign regulatory approval process includes all of the risks associated with FDA approval as well as country specific regulations. Whether or not we obtain FDA approval for a product in the United States, we must obtain approval by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of rilonacept or any of our product candidates in those countries.

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

     The enactment in the United States of the Medicare Prescription Drug Improvement and Modernization Act of 2003 and current pending legislation which would ease the entry of competing follow-on biologics into the marketplace are examples of changes and possible changes in laws that could adversely affect our business.

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

     We rely heavily on Bayer HealthCare to assist with the development of VEGF Trap-Eye. Under our agreement with them, Bayer HealthCare is required to fund approximately half of the development expenses incurred by both companies in connection with the global VEGF Trap-Eye development program. If the VEGF Trap-Eye program continues, we will rely on Bayer HealthCare to assist with funding the VEGF Trap-Eye development program, lead the development of VEGF Trap-Eye outside the United States, obtain regulatory approval outside the United States, and provide all sales, marketing, and commercial support for the product outside the United States. In particular, Bayer HealthCare has responsibility for selling VEGF Trap-Eye outside the United States using its sales force. While we cannot assure you that VEGF Trap-Eye will ever be successfully developed and commercialized, if Bayer HealthCare does not perform its obligations in a timely manner, or at all, our ability to develop, manufacture, and commercialize VEGF Trap-Eye outside the United States will be significantly adversely affected. Bayer HealthCare has the right to terminate its collaboration agreement with us at any time upon six or twelve months advance notice, depending on the circumstances giving rise to termination. If Bayer HealthCare were to terminate its collaboration agreement with us, we would not have the resources or skills to replace those of our partner, which could require us to seek additional funding that might not be available on favorable terms or at all, and could cause significant delays in the development and/or commercialization of VEGF Trap-Eye outside the United States and result in substantial additional costs to us. We have limited commercial capabilities and would have to develop or outsource these capabilities outside the United States. Termination of the Bayer HealthCare collaboration agreement would create substantial new and additional risks to the successful development and commercialization of VEGF Trap-Eye.

Our collaborators and service providers may fail to perform adequately in their efforts to support the development, manufacture, and commercialization of ARCALYST® (rilonacept) and our drug candidates.

     We depend upon third-party collaborators, including sanofi-aventis, Bayer HealthCare, and service providers such as clinical research organizations, outside testing laboratories, clinical investigator sites, and third-party manufacturers and product packagers and labelers, to assist us in the manufacture and preclinical and clinical development of our product candidates. If any of our existing collaborators or service providers breaches or terminates its agreement with us or does not perform its development or manufacturing services under an agreement in a timely manner or in compliance with applicable Good Manufacturing Practices (GMPs) or good clinical practices, we could experience additional costs, delays, and difficulties in the manufacture or development or in obtaining approval by regulatory authorities for our product candidates.

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

Third-party supply failures, business interruptions, or natural disasters affecting our manufacturing facilities in Rensselaer, New York could adversely affect our ability to supply our products.

     We manufacture all of our bulk drug materials for ARCALYST and our product candidates at our manufacturing facilities in Rensselaer, New York. We would be unable to supply our product requirements if we were to cease production due to regulatory requirements or action, business interruptions, labor shortages or disputes, contaminations, fire, natural disasters, or other problems at the facilities.

     Certain raw materials necessary for manufacturing and formulation of ARCALYST and our product candidates are provided by single-source unaffiliated third-party suppliers. In addition, we rely on certain third parties to perform filling, finishing, distribution, and other services related to the manufacture of our products. We would be unable to obtain these raw materials or services for an indeterminate period of time if any of these third-parties were to cease or interrupt production or otherwise fail to supply these materials, products, or services to us for any reason, including due to regulatory requirements or action, adverse financial developments at or affecting the supplier, failure by the supplier to comply with GMPs, business interruptions, or labor shortages or disputes. This, in turn, could materially and adversely affect our ability to manufacture or supply ARCALYST or our product candidates for use in clinical trials, which could materially and adversely affect our business and future prospects.

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

     Our only approved product is ARCALYST for the treatment of CAPS, a group of rare, inherited auto-inflammatory diseases. These rare diseases affect a very small group of people. The incidence of CAPS has been reported to be approximately 1 in 1,000,000 people in the United States. Although the incidence rate of CAPS in Europe has not been reported, it is known to be a rare set of diseases. In June 2009, Novartis received marketing approval from the FDA for its IL-1 antibody product for the treatment of CAPS, and it has filed an application with EMEA seeking approval of its IL-1 antibody product for the treatment of CAPS in Europe. Given the very rare nature of the disease and the competition from Novartis’ IL-1 antibody product, we may be unable to profitably commercialize ARCALYST in this indication.

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

     Genentech has an approved VEGF antagonist, Avastin® (bevacizumab), on the market for treating certain cancers and many different pharmaceutical and biotechnology companies are working to develop competing VEGF antagonists, including Novartis, Amgen, Imclone/Eli Lilly, Pfizer, AstraZeneca, and GlaxoSmithKline plc. Many of these molecules are farther along in development than aflibercept and may offer competitive advantages over our molecule. Each of Pfizer and Onyx Pharmaceuticals, (together with its partner Bayer HealthCare) has received approval from the FDA to market and sell an oral medication that targets tumor cell growth and new vasculature formation that fuels the growth of tumors. The marketing approvals for Genentech’s VEGF antagonist, Avastin, and their extensive, ongoing clinical development plan for Avastin in other cancer indications, make it more difficult for us to enroll patients in clinical trials to support aflibercept and to obtain regulatory approval of aflibercept in these cancer settings. This may delay or impair our ability to successfully develop and commercialize aflibercept. In addition, even if aflibercept is ever approved for sale for the treatment of certain cancers, it will be difficult for our drug to compete against Avastin and the FDA approved kinase inhibitors, because doctors and patients will have significant experience using these medicines. In addition, an oral medication may be considerably less expensive for patients than a biologic medication, providing a competitive advantage to companies that market such products.

     The market for eye disease products is also very competitive. Novartis and Genentech are collaborating on the commercialization and further development of a VEGF antibody fragment, Lucentis® (ranibizumab injection), marketed by Genentech, Inc., for the treatment of age-related macular degeneration (wet AMD) and other eye indications. Lucentis was approved by the FDA in June 2006 for the treatment of wet AMD. Many other companies are working on the development of product candidates for the potential treatment of wet AMD and DME that act by blocking VEGF, VEGF receptors, and through the use of small interfering ribonucleic acids (siRNAs) that modulate gene expression. In addition, ophthalmologists are using off-label a third-party repackaged version of Genentech’s approved VEGF antagonist, Avastin® (bevacizumab), with success for the treatment of wet AMD. The National Eye Institute is conducting a Phase 3 trial comparing Lucentis to Avastin in the treatment of wet AMD. The marketing approval of Lucentis and the potential off-label use of Avastin make it more difficult for us to enroll patients in our clinical trials and successfully develop VEGF Trap-Eye. Even if VEGF Trap-Eye is ever approved for sale for the treatment of eye diseases, it may be difficult for our drug to compete against Lucentis, because doctors and patients will have significant experience using this medicine. Moreover, the relatively low cost of therapy with Avastin in patients with wet AMD presents a further competitive challenge in this indication. While we believe that aflibercept would not be well tolerated if administered directly to the eye, if aflibercept is ever approved for the treatment of certain cancers, there is a risk that third parties will attempt to repackage aflibercept for use and sale for the treatment of wet AMD and other diseases of the eye, which would present a potential low-cost competitive threat to the VEGF Trap-Eye if it is ever approved for sale.

     The availability of highly effective FDA approved TNF-antagonists such as Enbrel® (etanercept), marketed by Amgen Inc. and Wyeth Pharmaceuticals, Inc., Remicade® (infliximab), marketed by Centocor Ortho Biotech, Inc., Humira® (adalimumab), marketed by Abbott Laboratories, and SimponiTM (golimumab), marketed by Centocor Ortho Biotech, Inc., and the IL-1 receptor antagonist Kineret® (anakinra) marketed by Biovitrum, and other marketed therapies makes it more difficult to successfully develop and commercialize ARCALYST® (rilonacept). This is one of the reasons we discontinued the development of ARCALYST in adult rheumatoid arthritis. In addition, even if ARCALYST is ever approved for sale in indications where TNF-antagonists are approved, it will be difficult for our drug to compete against these FDA approved TNF-antagonists because doctors and patients will have significant experience using these effective medicines. Moreover, in such indications these approved therapeutics may offer competitive advantages over ARCALYST, such as requiring fewer injections.

     There are both small molecules and antibodies in development by other companies that are designed to block the synthesis of interleukin-1 or inhibit the signaling of interleukin-1. For example, Eli Lilly, Xoma, and Novartis are each developing antibodies to interleukin-1 and Amgen is developing an antibody to the interleukin-1 receptor. In June 2009, Novartis received marketing approval from the FDA for its IL-1 antibody for the treatment of CAPS. Novartis has filed an application with EMEA seeking approval of its IL-1 antibody product for the treatment of CAPS in Europe. Novartis is also developing its IL-1 antibody in gout and other inflammatory diseases. Novartis has stated that its IL-1 antibody demonstrated long-lasting clinical remission in patients with CAPS and that its clinical candidate could develop into a major therapeutic advance in the treatment of CAPS. Novartis’ IL-1 antibody and these other drug candidates could offer competitive advantages over ARCALYST. The successful development of these competing molecules could impair our ability to successfully commercialize ARCALYST.

     We have plans to develop ARCALYST for the treatment of certain gout indications. As noted above, Novartis is testing its IL-1 antibody in gout. This product candidate is dosed less frequently for the treatment of CAPS and may be perceived as offering competitive advantages over ARCALYST in gout by some physicians, which would make it difficult for us to successfully commercialize ARCALYST in that disease.

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

     Since ARCALYST and our product candidates in clinical development will likely be too expensive for most patients to afford without health insurance coverage, if our products are unable to obtain adequate coverage and reimbursement by third-party payers our ability to successfully commercialize our product candidates may be adversely impacted. Any limitation on the use of our products or any decrease in the price of our products will have a material adverse effect on our ability to achieve profitability.

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
  fluctuations in our operating results;
  third party claims that our products or technologies infringe their patents;
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

     Our amended and restated certificate of incorporation, our by-laws, and the New York Business Corporation Law contain various provisions that could have the effect of delaying or preventing a change in control of our company or our management that shareholders may consider favorable or beneficial. Some of these provisions could discourage proxy contests and make it more difficult for you and other shareholders to elect directors and take other corporate actions. These provisions could also limit the price that investors might be willing to pay in the future for shares of our Common Stock. These provisions include:

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 12, 2009, we conducted our Annual Meeting of Shareholders pursuant to due notice. A quorum being present either in person or by proxy, the shareholders voted on the following matters:

     1. To elect four directors to hold office for a three-year term as Class III directors, and until their successors are duly elected and qualified.

     2. To ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for our fiscal year ending December 31, 2009.

     No other matters were voted on. The number of votes cast was:

	For	Withheld
1. Election of Class III Directors
Charles A. Baker	85,414,146	5,883,862
Michael S. Brown, M.D.	89,776,770	1,521,238
Arthur F. Ryan	85,834,531	5,463,477
George L. Sing	85,365,920	5,932,088

     The terms of office of Leonard S. Schleifer, M.D., Ph.D., Eric M. Shooter, Ph.D, George D. Yancopoulos, M.D., Ph.D., Alfred G. Gilman, M.D., Ph.D., Joseph L. Goldstein, M.D., and P. Roy Vagelos, M.D. continued after the meeting.

	For	Against	Abstain
2. Ratification of the Appointment
of Independent Registered
Public Accounting Firm	90,589,991	293,489	414,528

     There were no broker non-votes with respect to either matter voted on at the 2009 Annual Meeting of Shareholders.

ITEM 6. EXHIBITS

     (a) Exhibits

Exhibit
Number	Description
10.1*	-	IL-1 Antibody Termination Agreement By and Between Novartis Pharma AG, Novartis Pharmaceuticals Corporation and Regeneron Pharmaceuticals, Inc., dated as of June 8, 2009.
10.2*	-	Trap-2 Termination Agreement By and Between Novartis Pharma AG, Novartis Pharmaceuticals Corporation and Regeneron Pharmaceuticals, Inc., dated as of June 8, 2009.
10.3(a)	-	Third Amendment to Lease by and between BMR-Landmark at Eastview LLC and Regeneron Pharmaceuticals, Inc. entered into as of April 29, 2009.
31.1	-	Certification of CEO pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	-	Certification of CFO pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32	-	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.
____________________

*	Portions of this document have been omitted and filed separately with the Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2.
(a)	Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc. for the quarter ended March 31, 2009, filed April 30, 2009.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Regeneron Pharmaceuticals, Inc.

Date: August 4, 2009	By:	/s/ Murray A. Goldberg

Murray A. Goldberg
Senior Vice President, Finance & Administration,
Chief Financial Officer, Treasurer, and
Assistant Secretary
(Principal Financial Officer and
Duly Authorized Officer)