Form 10-Q
period 2009-09-30
REGENERON PHARMACEUTICALS INC
filed 2009-11-03
CIK 872589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

	For the quarterly period ended	September 30, 2009

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
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

Large accelerated filer	X		Accelerated filer __
Non-accelerated filer		(Do not check if a smaller reporting company)	Smaller reporting company __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes __       No X

Number of shares outstanding of each of the registrant’s classes of common stock as of October 15, 2009:

Class of Common Stock	Number of Shares
Class A Stock, $0.001 par value	2,246,698
Common Stock, $0.001 par value	78,247,674

REGENERON PHARMACEUTICALS, INC.
Table of Contents
September 30, 2009

		Page Numbers
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements

	Condensed balance sheets (unaudited) at September 30, 2009 and December 31, 2008	3

	Condensed statements of operations (unaudited) for the three and nine months ended September 30, 2009 and 2008	4

	Condensed statement of stockholders’ equity (unaudited) for the nine months ended September 30, 2009	5

	Condensed statements of cash flows (unaudited) for the nine months ended September 30, 2009 and 2008	6

	Notes to condensed financial statements (unaudited)	7-17

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	18-42

Item 3	Quantitative and Qualitative Disclosures About Market Risk	43

Item 4	Controls and Procedures	43

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	43

Item 1A	Risk Factors	44-59

Item 6	Exhibits	59

SIGNATURE PAGE		60

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

REGENERON PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS AT SEPTEMBER 30, 2009 AND DECEMBER 31, 2008 (Unaudited)
(In thousands, except share data)

	September 30,	December 31,
	2009	2008
		(Revised -
		see Note 9)
ASSETS
Current assets
Cash and cash equivalents	$250,321	$247,796
Marketable securities	129,475	226,954
Accounts receivable from the sanofi-aventis Group	63,953	33,302
Accounts receivable - other	3,813	1,910
Prepaid expenses and other current assets	14,032	11,480
Total current assets	461,594	521,442

Restricted cash	1,600	1,650
Marketable securities	57,200	51,061
Property, plant, and equipment, at cost, net of accumulated
depreciation and amortization	215,169	142,035
Other assets	6,629	8,032
Total assets	$742,192	$724,220

LIABILITIES and STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$55,291	$36,168
Deferred revenue from sanofi-aventis, current portion	21,580	21,390
Deferred revenue - other, current portion	37,294	26,114
Total current liabilities	114,165	83,672

Deferred revenue from sanofi-aventis	90,251	105,586
Deferred revenue - other	49,421	56,835
Facility lease obligation	62,571	54,182
Other long-term liabilities	3,341	2,431
Total liabilities	319,749	302,706

Commitments and contingencies

Stockholders' equity
Preferred stock, $.01 par value; 30,000,000 shares authorized; issued and outstanding-none
Class A Stock, convertible, $.001 par value; 40,000,000 shares authorized;
shares issued and outstanding - 2,246,698 in 2009 and 2,248,698 in 2008	2	2
Common Stock, $.001 par value; 160,000,000 shares authorized;
shares issued and outstanding - 78,243,286 in 2009 and 77,642,203 in 2008	78	78
Additional paid-in capital	1,323,432	1,294,813
Accumulated deficit	(904,606)	(873,265)
Accumulated other comprehensive income (loss)	3,537	(114)
Total stockholders' equity	422,443	421,514
Total liabilities and stockholders' equity	$742,192	$724,220

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
		(Revised -		(Revised -
		see Note 9)		see Note 9)
Revenues
Contract research and development from sanofi-aventis	$68,536	$42,006	$178,928	$116,346
Other contract research and development	13,946	10,872	40,176	33,568
Research progress payments	20,000		20,000
Technology licensing	10,000	10,000	30,000	30,000
Net product sales	4,973	2,706	13,364	2,706
	117,455	65,584	282,468	182,620

Expenses
Research and development	105,434	72,089	279,972	200,335
Selling, general, and administrative	12,840	11,103	35,892	35,652
Cost of goods sold	472	292	1,299	292
	118,746	83,484	317,163	236,279

Loss from operations	(1,291)	(17,900)	(34,695)	(53,659)

Other income (expense)
Investment income	857	3,674	3,935	15,513
Interest expense	(581)	(1,772)	(581)	(7,457)
Loss on early extinguishment of debt		(7)		(938)
	276	1,895	3,354	7,118

Net loss before income tax expense	(1,015)	(16,005)	(31,341)	(46,541)

Income tax expense		3,079		3,079

Net loss	$(1,015)	$(19,084)	$(31,341)	$(49,620)

Net loss per share, basic and diluted	$(0.01)	$(0.24)	$(0.39)	$(0.63)

Weighted average shares outstanding, basic and diluted	79,866	78,937	79,663	78,706

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
For the nine months ended September 30, 2009
(In thousands)

							Accumulated
					Additional		Other	Total
	Class A Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity	Loss
Balance, December 31, 2008
(Revised - see Note 9)	2,249	$2	77,642	$78	$1,294,813	$(873,265)	$(114)	$421,514
Issuance of Common Stock in
connection with exercise of
stock options, net of shares
tendered			518		4,626			4,626
Issuance of Common Stock in
connection with Company 401(k)
Savings Plan contribution			81		1,391			1,391
Conversion of Class A Stock to
Common Stock	(2)		2
Stock-based compensation expense					22,602			22,602
Net loss						(31,341)		(31,341)	$(31,341)
Change in net unrealized gain
(loss) on marketable securities							3,651	3,651	3,651
Balance, September 30, 2009	2,247	$2	78,243	$78	$1,323,432	$(904,606)	$3,537	$422,443	$(27,690)

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine months ended September 30,
	2009	2008
		(Revised -
		see Note 9)
Cash flows from operating activities
Net loss	$(31,341)	$(49,620)
Adjustments to reconcile net loss to net cash used in
operating activities
Depreciation and amortization	9,312	8,661
Non-cash compensation expense	22,602	24,716
Loss on early extinguishment of debt		938
Net realized (gain) loss on marketable securities	(56)	1,166
Changes in assets and liabilities
Increase in accounts receivable	(32,554)	(23,886)
Increase in prepaid expenses and other assets	(370)	(5,279)
Decrease in deferred revenue	(11,379)	(10,076)
Increase in accounts payable, accrued expenses,
and other liabilities	17,960	134
Total adjustments	5,515	(3,626)
Net cash used in operating activities	(25,826)	(53,246)

Cash flows from investing activities
Purchases of marketable securities	(190,666)	(478,276)
Sales or maturities of marketable securities	284,934	443,587
Capital expenditures	(75,002)	(19,117)
Decrease (increase) in restricted cash	50	(50)
Net cash provided by (used in) investing activities	19,316	(53,856)

Cash flows from financing activities
Extinguishment of long-term debt		(83,304)
Proceeds in connection with facility lease obligation	5,182
Payments in connection with facility lease obligation	(773)
Net proceeds from the issuance of Common Stock	4,626	6,165
Net cash provided by (used in) financing activities	9,035	(77,139)

Net increase (decrease) in cash and cash equivalents	2,525	(184,241)

Cash and cash equivalents at beginning of period	247,796	498,925

Cash and cash equivalents at end of period	$250,321	$314,684

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)

1. Interim Financial Statements

     The interim Condensed Financial Statements of Regeneron Pharmaceuticals, Inc. (“Regeneron” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures necessary for a presentation of the Company’s financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for such periods. The results of operations for any interim periods are not necessarily indicative of the results for the full year. The December 31, 2008 Condensed Balance Sheet data were derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. In addition, the previously issued balance sheet of the Company at December 31, 2008 contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, and the previously issued condensed statement of operations for the three and nine months ended September 30, 2008 and condensed statement of cash flows for the nine months ended September 30, 2008, contained in the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2008, have been revised in this Quarterly Report on Form 10-Q with respect to the Company’s December 2006 lease of office and laboratory facilities in Tarrytown, New York by applying authoritative guidance issued by the Financial Accounting Standards Board (FASB). See Note 9b below.

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

     Effective in the first quarter of 2009, the estimated useful lives of laboratory and other equipment, which is a component of property, plant, and equipment, has been extended from 3 – 5 years to 3 – 10 years. The effect of this change in estimate was to lower depreciation expense by $0.2 million and $0.7 million for the three and nine months ended September 30, 2009. The impact on the net loss per share as a result of this change in estimate was not material.

2. ARCALYST® (rilonacept) Product Revenue

     In February 2008, the Company received marketing approval from the U.S. Food and Drug Administration (“FDA”) for ARCALYST® (rilonacept) Injection for Subcutaneous Use for the treatment of Cryopyrin-Associated Periodic Syndromes (“CAPS”). The Company recognizes ARCALYST net product sales as revenue when the right of return no longer exists and rebates can be reasonably estimated. ARCALYST net product sales revenue totaled $5.0 million and $13.4 million for the three and nine months ended September 30, 2009, respectively, and $2.7 million for both the three and nine months ended September 30, 2008. At September 30, 2009 and 2008, deferred revenue related to ARCALYST net product sales totaled $5.0 million and $3.8 million, respectively.

     Cost of goods sold related to ARCALYST sales, which consisted primarily of royalties, totaled $0.5 million and $1.3 million for the three and nine months ended September 30, 2009, respectively, and $0.3 million for both the three and nine months ended September 30, 2008. To date, ARCALYST shipments to the Company’s customers have consisted of supplies of inventory manufactured and expensed prior to FDA approval of ARCALYST; therefore, the costs of these supplies were not included in costs of goods sold. At September 30, 2009, the Company had $0.4 million of inventoried work-in-process costs related to ARCALYST, which is included in prepaid expenses and other current assets. There were no capitalized inventory costs at December 31, 2008.

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)

3. Per Share Data

     The Company’s basic and diluted net loss per share amounts have been computed by dividing net loss by the weighted average number of shares of Common Stock and Class A Stock outstanding. Net loss per share is presented on a combined basis, inclusive of Common Stock and Class A Stock outstanding, as each class of stock has equivalent economic rights. For the three and nine months ended September 30, 2009 and 2008, the Company reported net losses; therefore, no common stock equivalents were included in the computation of diluted net loss per share for these periods, since such inclusion would have been antidilutive. The calculations of basic and diluted net loss per share are as follows:

	Three Months Ended September 30,
	2009	2008
Net loss (Numerator)	$(1,015)	$(19,084)

Weighted-average shares, in thousands (Denominator)	79,866	78,937

Basic and diluted net loss per share	$(0.01)	$(0.24)

	Nine Months Ended September 30,
	2009	2008
Net loss (Numerator)	$(31,341)	$(49,620)

Weighted-average shares, in thousands (Denominator)	79,663	78,706

Basic and diluted net loss per share	$(0.39)	$(0.63)

     Shares issuable upon the exercise of stock options, vesting of restricted stock awards, and conversion of convertible debt, which have been excluded from the September 30, 2009 and 2008 diluted per share amounts because their effect would have been antidilutive, include the following:

	Three months ended September 30,
	2009	2008
Stock Options:
Weighted average number, in thousands	19,860	17,454
Weighted average exercise price	$17.65	$17.31

Restricted Stock:
Weighted average number, in thousands	500	500

Convertible Debt:
Weighted average number, in thousands		3,890
Conversion price		$30.25

	Nine months ended September 30,
	2009	2008
Stock Options:
Weighted average number, in thousands	20,059	17,572
Weighted average exercise price	$17.59	$17.24

Restricted Stock:
Weighted average number, in thousands	500	500

Convertible Debt:
Weighted average number, in thousands		5,450
Conversion price		$30.25

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)

4. Statement of Cash Flows

     Supplemental disclosure of noncash investing and financing activities:

     Included in accounts payable and accrued expenses at September 30, 2009 and December 31, 2008 were $10.5 million and $7.0 million, respectively, of accrued capital expenditures. Included in accounts payable and accrued expenses at September 30, 2008 and December 31, 2007 were $5.1 million and $1.7 million, respectively, of accrued capital expenditures.

     In connection with the application of FASB authoritative guidance to the Company’s lease of office and laboratory facilities in Tarrytown, New York (see Note 9b), the Company recognized a facility lease obligation of $4.0 million and $23.0 million for the nine months ended September 30, 2009 and 2008, respectively, in connection with capitalizing, on the Company’s books, the landlord’s costs of constructing new facilities that the Company has leased.

     Included in accounts payable and accrued expenses at December 31, 2008 and 2007 were $1.5 million and $1.1 million, respectively, of accrued Company 401(k) Savings Plan contribution expense. In the first quarter of 2009 and 2008, the Company contributed 81,086 and 58,575 shares, respectively, of Common Stock to the 401(k) Savings Plan in satisfaction of these obligations.

     Included in marketable securities at September 30, 2009 and December 31, 2008 were $1.0 million and $1.7 million, respectively, of accrued interest income. Included in marketable securities at both September 30, 2008 and December 31, 2007 was $2.2 million of accrued interest income.

5. Marketable Securities

     Marketable securities at September 30, 2009 and December 31, 2008 consisted of debt securities, as detailed below, and equity securities, the aggregate fair value of which was $7.1 million and $3.7 million at September 30, 2009 and December 31, 2008, respectively, and the aggregate cost basis of which was $4.0 million and $4.1 million at September 30, 2009 and December 31, 2008. The following tables summarize the amortized cost basis of debt securities included in marketable securities, the aggregate fair value of those securities, and gross unrealized gains and losses on those securities at September 30, 2009 and December 31, 2008. The Company classifies its debt securities, other than mortgage-backed and other asset-backed securities, based on their contractual maturity dates. Maturities of mortgage-backed and other asset-backed securities have been estimated based primarily on repayment characteristics and experience of the senior tranches that the Company holds.

	Amortized	Fair	Unrealized
At September 30, 2009	Cost Basis	Value	Gains	(Losses)	Net
Maturities within one year
U.S. government obligations	$105,253	$105,353	$100		$100
Corporate bonds	15,819	16,109	290		290
Mortgage-backed securities	3,417	3,211		$(206)	(206)
U.S. government guaranteed
collateralized mortgage obligations	4,717	4,802	85		85
	129,206	129,475	475	(206)	269

Maturities between one and three years
U.S. government guaranteed corporate bonds	48,608	49,086	478		478
Mortgage-backed securities	1,278	999		(279)	(279)
	49,886	50,085	478	(279)	199

	$179,092	$179,560	$953	$(485)	$468

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)

	Amortized	Fair	Unrealized
At December 31, 2008	Cost Basis	Value	Gains	(Losses)	Net
Maturities within one year
U.S. government obligations	$170,993	$172,253	$1,260		$1,260
Corporate bonds	26,894	26,662	25	$(257)	(232)
Mortgage-backed securities	9,098	8,420		(678)	(678)
Other asset-backed securities	7,842	7,829		(13)	(13)
U.S. government guaranteed
collateralized mortgage obligations	11,742	11,792	50		50
	226,569	226,956	1,335	(948)	387

Maturities between one and three years
U.S. government guaranteed corporate bonds	29,853	29,811	82	(124)	(42)
Corporate bonds	10,446	10,414	77	(109)	(32)
Mortgage-backed securities	1,821	1,556		(265)	(265)
U.S. government guaranteed
collateralized mortgage obligations	5,297	5,570	273		273
	47,417	47,351	432	(498)	(66)

	$273,986	$274,307	$1,767	$(1,446)	$321

     At September 30, 2009 and December 31, 2008, marketable securities included an additional unrealized gain of $3.1 million and an additional unrealized loss of $0.4 million, respectively, related to one equity security in the Company’s marketable securities portfolio.

     The following table shows the fair value of the Company’s marketable securities that have unrealized losses and that are deemed to be only temporarily impaired, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at September 30, 2009 and December 31, 2008. The debt securities listed at September 30, 2009 mature at various dates through December 2011.

	Less than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
At September 30, 2009	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Mortgage-backed securities			$4,210	$(485)	$4,210	$(485)

At December 31, 2008
Corporate bonds	$15,559	$(287)	$2,933	$(79)	$18,492	$(366)
Government guaranteed
corporate bonds	11,300	(124)			11,300	(124)
Mortgage-backed securities	871	(74)	9,104	(869)	9,975	(943)
Other asset-backed securities	7,829	(13)			7,829	(13)
Equity securities	3,608	(436)			3,608	(436)
	$39,167	$(934)	$12,037	$(948)	$51,204	$(1,882)

     Realized gains and losses are included as a component of investment income. For both the three and nine months ended September 30, 2009, realized gains on sales of marketable securities totaled $0.2 million and realized losses on sales of marketable securities were not significant. For the three and nine months ended September 30, 2008, realized gains on sales of marketable securities totaled $1.0 million and $1.1 million, respectively, and realized losses on sales of marketable securities were not significant. In computing realized gains and losses, the Company computes the cost of its investments on a specific identification basis. Such cost includes the direct costs to acquire the security, adjusted for the amortization of any discount or premium.

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)

     The Company’s assets that are measured at fair value on a recurring basis, at September 30, 2009 and December 31, 2008, were as follows:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
	Fair Value at	for Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Available-for-sale marketable securities
U.S. government obligations	$105,353		$105,353
U.S. government guaranteed corporate bonds	49,086		49,086
Corporate bonds	16,109		16,109
Mortgage-backed securities	4,210		4,210
U.S. government guaranteed
collateralized mortgage obligations	4,802		4,802
Equity securities	7,115	7,115
Total	$186,675	$7,115	$179,560	$

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
	Fair Value at	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)
Available-for-sale marketable securities
U.S. government obligations	$172,253		$172,253
U.S. government guaranteed corporate bonds	29,811		29,811
Corporate bonds	37,076		37,076
Mortgage-backed securities	9,976		9,976
Other asset backed securities	7,829		7,829
U.S. government guaranteed
collateralized mortgage obligations	17,362		17,362
Equity securities	3,708	$3,608		$100
Total	$278,015	$3,608	$274,307	$100

     Marketable securities included in Level 2 were valued using a market approach utilizing prices and other relevant information, such as interest rates, yield curves, prepayment speeds, loss severities, credit risks and default rates, generated by market transactions involving identical or comparable assets. The Company considers market liquidity in determining the best price for these securities. During the three and nine months ended September 30, 2009, the Company did not record any charges for other-than-temporary impairment of its Level 2 marketable securities. During the third quarter of 2008, deterioration in the credit quality of a marketable security from one issuer subjected the Company to the risk of not being able to recover the security’s $2.0 million carrying value. As a result, the Company recognized a $1.7 million charge related to this Level 2 marketable security, which the Company considered to be other than temporarily impaired.

     Marketable securities included in Level 3 were valued using information provided by the Company’s investment advisors, including quoted bid prices which take into consideration the securities’ current lack of liquidity. During the nine months ended September 30, 2009 and 2008, deterioration in the credit quality of a marketable security included in Level 3 subjected the Company to the risk of not being able to recover the carrying value of the investment. As such, the Company recorded charges for other-than-temporary impairment of this Level 3 marketable security totaling $0.1 million for both the three and nine months ended September 30, 2009, and $0.5 million for the nine months ended September 30, 2008.

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)

     There were no unrealized gains or losses related to the Company’s Level 3 marketable securities for the three or nine months ended September 30, 2009 and 2008. In addition, there were no purchases, sales, or maturities of Level 3 marketable securities, and no transfers of marketable securities between the Level 2 and Level 3 classifications, during the three and nine months ended September 30, 2009 and 2008.

     Changes in marketable securities included in Level 3 during the three months ended September 30, 2009 and 2008 were as follows:

	Level 3 marketable securities
	2009		2008
Balance, July 1		$100	$4,995
Settlements			(5,665)
Realized gain			940
Impairments		(100)
Balance, September 30	$		$270

     Changes in marketable securities included in Level 3 during the nine months ended September 30, 2009 and 2008 were as follows:

	Level 3 marketable securities
	2009		2008
Balance, January 1		$100	$7,950
Settlements			(8,090)
Realized gain			940
Impairments		(100)	(530)
Balance, September 30	$		$270

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

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)

6. Accounts Payable and Accrued Expenses

     Accounts payable and accrued expenses as of September 30, 2009 and December 31, 2008 consist of the following:

	September 30,	December 31,
	2009	2008
Accounts payable	$13,855	$6,268
Payable to Bayer HealthCare	2,753	9,799
Accrued payroll and related costs	15,706	5,948
Accrued clinical trial expense	11,637	4,273
Accrued property, plant, and equipment expenses	5,838	5,994
Accrued expenses, other	5,502	3,886
	$55,291	$36,168

7. Research Progress Payment from Bayer HealthCare LLC

     In connection with the Company’s license and collaboration agreement with Bayer HealthCare LLC to globally develop and commercialize outside the United States the Company’s VEGF Trap-Eye for the treatment of eye disease by local administration, the Company received a $20.0 million substantive milestone payment in July 2009 in connection with the dosing of the first patient in a Phase 3 trial of VEGF Trap-Eye in Central Retinal Vein Occlusion (“CRVO”). The $20.0 million payment was recognized in revenues as a research progress payment for the three and nine months ended September 30, 2009.

8. Comprehensive Loss

     Comprehensive loss of the Company includes net loss adjusted for the change in net unrealized gain (loss) on marketable securities. For the three and nine months ended September 30, 2009 and 2008, the components of comprehensive loss are:

	Three months ended September 30,
	2009	2008
Net loss	$(1,015)	$(19,084)
Change in net unrealized gain (loss) on marketable securities	2,523	(3,645)
Total comprehensive income (loss)	$1,508	$(22,729)

	Nine months ended September 30,
	2009	2008
Net loss	$(31,341)	$(49,620)
Change in net unrealized gain (loss) on marketable securities	3,651	(4,130)
Total comprehensive loss	$(27,690)	$(53,750)

9. Lease – Tarrytown, New York Facilities

a. Lease Amendment

     The Company leases laboratory and office facilities in Tarrytown, New York. In December 2006, the Company entered into an agreement (which was amended in October 2007 and September 2008) to lease laboratory and office space at the Company’s Tarrytown location, including newly constructed space that was completed during the third quarter of 2009 (the “new facilities”). The term of the lease commenced effective June 2008 and will expire in June 2024. In April 2009, the Company amended the lease agreement to increase the amount of space the Company will lease. As amended, the lease contains early termination options for the portion of the space that excludes the new facilities. Other terms and conditions, as previously described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, remain unchanged. In connection with the lease amendment, in April 2009, the Company terminated an April 2008 sublease for space in Tarrytown, New York.

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)

     In connection with the April 2009 lease amendment, the Company’s total estimated future minimum noncancelable lease commitments, previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, will increase to $9.4 million, $14.5 million, $14.7 million, $13.7 million, and $15.1 million for the years ended December 31, 2009, 2010, 2011, 2012, and 2013, respectively, and increase to an aggregate amount of $182.5 million for the eleven-year period commencing on January 1, 2014.

b. Revisions of Previously Issued Financial Statements

     The application of FASB authoritative guidance, under certain conditions, can result in the capitalization on a lessee’s books of a lessor’s costs of constructing facilities to be leased to the lessee. In mid-2009, the Company became aware that certain of these conditions were applicable to its December 2006 lease, as amended, of new laboratory and office facilities in Tarrytown, New York. As a result, the Company is deemed, in substance, to be the owner of the landlord’s buildings, and the landlord’s costs of constructing these new facilities were required to be capitalized on the Company’s books as a non-cash transaction, offset by a corresponding lease obligation on the Company’s balance sheet. In addition, the land element of the lease should have been accounted for as an operating lease; therefore, adjustments to non-cash rent expense previously recognized in connection with these new facilities were also required. Lease payments on these facilities commenced in August 2009.

     The Company revised its previously issued financial statements to capitalize the landlord’s costs of constructing the new Tarrytown facilities which the Company is leasing and to adjust the Company’s previously recognized rent expense in connection with these facilities, as described above. These revisions primarily resulted in an increase to property, plant, and equipment and a corresponding increase in facility lease obligation (a long-term liability) at each balance sheet date. The Company also revised its statements of operations and statements of cash flows to reflect rent expense in connection with only the land element of its lease, with a corresponding adjustment to other long-term liabilities. In addition, the Company’s statement of cash flows for the quarter ended March 31, 2009 was revised to reclassify, from an operating activity to a financing activity, a $5.2 million reimbursement received from the Company’s landlord for tenant improvement costs that the Company incurred. Under FASB authoritative guidance, such payments that the Company receives from its landlord are deemed to be a financing obligation.

     As previously disclosed, the above described revisions consisted entirely of non-cash adjustments. They had no impact on the Company’s business operations, existing capital resources, or the Company’s ability to fund its operating needs, including the preclinical and clinical development of its product candidates. The revisions also had no impact on the Company’s previously reported net increases or decreases in cash and cash equivalents in any period and, except for the quarter ended March 31, 2009 (as described above), had no impact on the Company’s previously reported net cash flows from operating activities, investing activities, and financing activities. In addition, these revisions had no impact on the Company’s previously reported current assets, current liabilities, and operating revenues. We have not amended previously issued financial statements because, after considering both qualitative and quantitative factors, the Company determined that the judgment of a reasonable person relying on the Company’s previously issued financial statements would not have been changed or influenced by these revisions.

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)

Balance Sheet Impact at December 31, 2007 and 2008, and March 31, 2009
(in millions)

     For comparative purposes, the impact of the above described revisions to the Company’s balance sheets as of the dates set forth below is as follows:

	December 31,	December 31,	March 31,
	2007	2008	2009
As originally reported
Property, plant, and equipment, net	$58.3	$87.9	$109.8
Total assets	936.3	670.0	681.4

Other long-term liabilities		5.1	13.2
Total liabilities	476.0	251.2	271.1

Accumulated deficit	(793.2)	(875.9)	(893.4)
Total stockholders’ equity	460.3	418.8	410.3
Total liabilities and stockholders’ equity	936.3	670.0	681.4

As revised
Property, plant, and equipment, net	$79.9	$142.0	$164.6
Total assets	957.9	724.2	736.2

Facility lease obligation	21.6	54.2	60.0
Other long-term liabilities	0.9	2.4	3.2
Total liabilities	498.5	302.7	321.1

Accumulated deficit	(794.1)	(873.3)	(888.7)
Total stockholders’ equity	459.4	421.5	415.1
Total liabilities and stockholders’ equity	957.9	724.2	736.2

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

     These revised amounts, as applicable, are reflected in the Company’s financial statements included in this Quarterly Report on Form 10-Q for the period ended September 30, 2009, and will be reflected in the Company’s financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2010.

c. Facility Lease Obligation

     As described above in Note 9b, in connection with the application of FASB authoritative guidance to the Company’s lease of office and laboratory facilities constructed in Tarrytown, New York by the Company’s landlord, the Company capitalized the landlord’s costs of constructing the new facilities, which totaled $58.2 million as of September 30, 2009, and recognized a corresponding facility lease obligation of $58.2 million. The Company also recognized, as an additional facility lease obligation, a $5.2 million reimbursement received from the Company’s landlord for tenant improvement costs that the Company incurred since, under FASB authoritative guidance, such payments that the Company receives from its landlord are deemed to be a financing obligation. Monthly lease payments on these facilities are allocated between the land element of the lease (which is accounted for as an operating lease) and the facility lease obligation, based on the estimated relative fair values of the land and buildings. The imputed interest rate applicable to the facility lease obligation is approximately 11%. The new facilities were placed in service by the Company in September 2009. For the three and nine months ended September 30, 2009, the Company recognized $0.6 million of interest expense in connection with the facility lease obligation in the Company’s statement of operations. At September 30, 2009, the facility lease obligation balance was $62.6 million.

10. Royalty Agreements with Novartis Pharma AG

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

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)

12. Future Impact of Recently Issued Accounting Standards

     In October 2009, the FASB amended its authoritative guidance on multiple-deliverable revenue arrangements. The amended guidance provides greater ability to separate and allocate arrangement consideration in a multiple element revenue arrangement by requiring the use of estimated selling price to allocate arrangement consideration, thereby eliminating the use of the residual method of allocation. The amended guidance also requires expanded qualitative and quantitative disclosures surrounding multiple deliverable revenue arrangements. This guidance may be applied retrospectively or prospectively for new or materially modified arrangements. The Company will be required to adopt this amended guidance effective for the fiscal year beginning January 1, 2011, although earlier adoption is permitted. Management is currently evaluating the impact that this guidance will have on the Company’s financial statements.

13. Subsequent Events

     The Company has evaluated subsequent events through November 3, 2009, the date on which the financial statements were issued, and has determined that there are no subsequent events that require adjustments to the financial statements for the quarter ended September 30, 2009.

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

     We also have six product candidates currently in clinical development, including three in late-stage clinical development. Our late stage programs are aflibercept (VEGF Trap), which is being developed in oncology in collaboration with the sanofi-aventis Group, VEGF Trap-Eye, which is being developed in eye diseases using intraocular delivery in collaboration with Bayer HealthCare LLC, and ARCALYST, which is being developed for the treatment of gout. Our earlier stage clinical programs are REGN88, an antibody to the interleukin-6 receptor (IL-6R), which is being developed in rheumatoid arthritis, REGN421, an antibody to Delta-like ligand-4 (Dll4), which is being developed in oncology, and REGN475, an antibody to Nerve Growth Factor (NGF), which is being developed for the treatment of pain. All three of these antibodies are being developed in collaboration with sanofi-aventis.

     We expect that our next generation of product candidates will be based on our proprietary technologies for developing human monoclonal antibodies. Our antibody program is being conducted primarily in collaboration with sanofi-aventis. Our preclinical research programs are in the areas of oncology and angiogenesis, ophthalmology, metabolic and related diseases, muscle diseases and disorders, inflammation and immune diseases, bone and cartilage, pain, cardiovascular diseases, and infectious diseases.

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

Commercial Product:

ARCALYST® (rilonacept) – Cryopyrin-Associated Periodic Syndromes (CAPS)

     In February 2008, we received marketing approval from the U.S. Food and Drug Administration (FDA) for ARCALYST® (rilonacept) Injection for Subcutaneous Use for the treatment of Cryopyrin-Associated Periodic Syndromes (CAPS), including Familial Cold Auto-inflammatory Syndrome (FCAS) and Muckle-Wells Syndrome (MWS) in adults and children 12 and older. We shipped $5.3 million and $15.0 million of ARCALYST to our distributors during the third quarter and first nine months of 2009, respectively, compared to $4.3 million and $6.7 million in the same periods of 2008. We expect to ship approximately $20 million of ARCALYST to our U.S. distributors in 2009, compared to $10.7 million in 2008.

     In October 2009, rilonacept was approved under exceptional circumstances by the European Medicines Agency (EMEA) for the treatment of CAPS with severe symptoms in adults and children aged 12 years and older. Such authorizations are permissible for products for which a company can demonstrate that comprehensive data cannot be provided, for example, because of the rarity of the condition. Each year, we will need to provide for review by the EMEA any new or follow-up information that may become available. We own worldwide rights to ARCALYST (rilonacept).

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

     Aflibercept is being developed globally in cancer indications in collaboration with sanofi-aventis. We and sanofi-aventis are enrolling patients in three Phase 3 trials that are evaluating combinations of aflibercept with standard chemotherapy regimens for the treatment of cancer. One trial (called VELOUR) is evaluating aflibercept as a 2nd line treatment for metastatic colorectal cancer in combination with FOLFIRI (folinic acid (leucovorin), 5-fluorouracil, and irinotecan). A second trial (VITAL) is evaluating aflibercept as a 2nd line treatment for metastatic non-small cell lung cancer in combination with docetaxel. The third trial (VENICE) is evaluating aflibercept as a 1st line treatment for metastatic androgen-independent prostate cancer in combination with docetaxel/prednisone. All three trials are studying the current standard of chemotherapy care for the cancer being studied with and without aflibercept. At the end of the third quarter of 2009, each of these trials was more than 80% enrolled. Analyses of the data from these studies will be conducted when a prespecified number of events have occurred in each trial. Based on current enrollment and event rates, an interim analysis of the Phase 3 study in colorectal cancer is expected to be conducted by an Independent Data Monitoring Committee (IDMC) in the second half of 2010. Complete results from this study in colorectal cancer and from the study in non-small cell lung cancer are anticipated in the first half of 2011. Based on current enrollment and event rates, an interim analysis of the prostate study is expected to be conducted by an IDMC in mid-2011, with complete results anticipated in 2012. In addition, we and sanofi-aventis are conducting a Phase 2 study (called AFFIRM) of aflibercept in 1st line metastatic colorectal cancer in combination with folinic acid (leucovorin), 5-fluorouracil, and oxaliplatin.

     In September 2009, as previously reported, a fourth Phase 3 trial (VANILLA) that was evaluating aflibercept as a 1st line treatment for metastatic pancreatic cancer in combination with gemcitabine was discontinued at the recommendation of an IDMC. As part of a planned interim efficacy analysis, the IDMC determined that the addition of aflibercept to gemcitabine would be unable to demonstrate a statistically significant improvement in the primary endpoint of overall survival compared to placebo plus gemcitabine in this study. The types and frequencies of adverse events reported on the combination arm with aflibercept were generally as anticipated.

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

2. VEGF Trap-Eye – Ophthalmologic Diseases

     VEGF Trap-Eye is a specially purified and formulated form of VEGF Trap for use in intraocular applications. We and Bayer HealthCare are testing VEGF Trap-Eye in a Phase 3 program in patients with the neovascular form of age-related macular degeneration (wet AMD). We and Bayer HealthCare also are conducting a Phase 2 study of VEGF Trap-Eye in patients with diabetic macular edema (DME). Wet AMD and diabetic retinopathy (which includes DME) are two of the leading causes of adult blindness in the developed world. In both conditions, severe visual loss is caused by a combination of retinal edema and neovascular proliferation. We and Bayer HealthCare also initiated a Phase 3 program in Central Retinal Vein Occlusion (CRVO) in July 2009. In connection with the dosing of the first patient in a Phase 3 study in CRVO, we received a $20.0 million milestone payment from Bayer HealthCare.

     The Phase 3 trials in wet AMD, known as VIEW 1 and VIEW 2 (VEGF Trap: Investigation of Efficacy and Safety in Wet age-related macular degeneration), are comparing VEGF Trap-Eye and Lucentis® (ranibizumab injection), marketed by Genentech, Inc., an anti-angiogenic agent approved for use in wet AMD. VIEW 1 is being conducted in North America and VIEW 2 is being conducted in Europe, Asia Pacific, Japan, and Latin America. The VIEW 1 and VIEW 2 trials are both evaluating VEGF Trap-Eye doses of 0.5 milligrams (mg) and 2.0 mg at dosing intervals of four weeks and 2.0 mg at a dosing interval of eight weeks (after three monthly doses) compared with Lucentis dosed according to its U.S. label, which specifies doses of 0.5 mg administered every four weeks over the first year. As-needed dosing (PRN) with both agents will be evaluated in the second year of the studies. VIEW 1 and VIEW 2 are now fully enrolled, and initial data are expected in late 2010.

     We and Bayer HealthCare have conducted a Phase 2 study in wet AMD which demonstrated that patients treated with VEGF Trap-Eye achieved durable improvements in visual acuity and retinal thickness for up to one year. These one-year study results were reported at the 2008 annual meeting of the Retina Society. In this double-masked Phase 2 trial, known as CLEAR-IT 2, 157 patients were initially treated for three months with VEGF Trap-Eye: two groups received monthly doses of 0.5 or 2.0 mg (at weeks 0, 4, 8, and 12) and three groups received quarterly doses of 0.5, 2.0, or 4.0 mg (at baseline and week 12). Following the initial three-month fixed-dosing phase, patients continued to receive VEGF Trap-Eye at the same dose on a PRN dosing schedule through one year, based upon the physician assessment of the need for re-treatment in accordance with pre-specified criteria.

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

     All patients who completed the one year CLEAR-IT 2 study were eligible to participate in an extension stage of the study. Twenty-four-month results of the extension stage were presented in October 2009 at the 2009 American Academy of Ophthalmology meeting. After receiving VEGF Trap-Eye for one year, the 117 patients who elected to enter the extension stage were dosed on a 2.0 mg PRN basis, irrespective of the dose at which they were treated earlier in the study. On a combined basis, for these 117 patients, the mean gain in visual acuity was 7.3 letters (p<0.0001 versus baseline) at the three-month primary endpoint of the original Phase 2 study, 8.4 letters (p<0.0001 versus baseline) at one year, and 6.1 letters (p<0.0001 versus baseline) at month 12 of the extension stage. Thus, after 24 months of dosing with VEGF Trap-Eye in the Phase 2 study, patients continued to maintain a highly significant improvement in visual acuity versus baseline, while receiving, on average, only 4.6 injections over the 21-month PRN dosing phase that extended from month three to month 24. The most common adverse events were those typically associated with intravitreal injections and included conjunctival hemorrhage at the injection site and transient increased intraocular pressure following an injection.

     The DME study, known as the DA VINCI study, is a double-masked, randomized, controlled trial that is evaluating four different VEGF Trap-Eye regimens versus laser treatment. The study began in December 2008 and completed enrollment of approximately 200 patients in the U.S., Canada, European Union, and Australia in July 2009. The patients in the study will be treated for 52 weeks followed by six additional months of safety evaluation. The primary efficacy endpoint is the change in best corrected visual acuity (BCVA) from baseline to week 24. These data are expected to be reported during the first half of 2010.

     VEGF Trap-Eye is also in Phase 3 development for the treatment of Central Retinal Vein Occlusion (CRVO), another cause of blindness. The COPERNICUS (COntrolled Phase 3 Evaluation of Repeated iNtravitreal administration of VEGF Trap-Eye In Central retinal vein occlusion: Utility and Safety) study is being led by Regeneron and the GALILEO (General Assessment Limiting Infitration of Exudates in central retinal vein Occlusion with VEGF Trap-Eye) study is being led by Bayer HealthCare. Patients in both studies will receive six monthly intravitreal injections of either VEGF Trap-Eye at a dose of 2 mg or sham control injections. The primary endpoint of both studies is improvement in visual acuity versus baseline after six months of treatment. At the end of the initial six months, patients will be dosed on a PRN basis for another six months. All patients will be eligible for rescue laser treatment. Enrollment in the COPERNICUS study began during the third quarter of 2009, and enrollment in the GALILEO study began in October 2009. Initial data are anticipated in early 2011.

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

     During the first quarter of 2009, we initiated a Phase 3 clinical development program with ARCALYST for the treatment of gout. The program includes four clinical trials, all of which are currently enrolling patients. Two Phase 3 clinical trials (called PRE-SURGE 1 and PRE-SURGE 2) are evaluating ARCALYST versus placebo for the prevention of gout flares in patients initiating urate-lowering drug therapy. A third Phase 3 trial in acute gout (SURGE) is evaluating treatment with ARCALYST alone versus ARCALYST in combination with a non-steroidal anti-inflammatory drug (NSAID) versus an NSAID alone. The fourth Phase 3 trial is a placebo-controlled safety study (RE-SURGE). We expect to report initial data from the Phase 3 program during the first half of 2010.

     In June 2009, we announced that we had entered into two royalty agreements with Novartis Pharma AG that replaced a previous collaboration and license agreement. Under the first royalty agreement, we are entitled to receive royalties on worldwide sales of Novartis’ canakinumab (ACZ885), a fully human anti-interleukin-IL1ß antibody. Under this agreement, we also waived our rights to opt-in to the development and commercialization of canakinumab. Canakinumab is approved to treat Cryopyrin-Associated Periodic Syndrome (CAPS) and is in development for chronic gout and a number of other inflammatory diseases. On October 20, 2009, Novartis announced positive Phase 2 results showing that canakinumab is significantly more effective than an injectable corticosteroid at reducing pain and preventing recurrent attacks or “flares” in patients with hard-to-treat gout.

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

4. Monoclonal Antibodies

     We and sanofi-aventis are collaborating on the discovery, development, and commercialization of fully human monoclonal antibodies generated using our VelocImmune® technology. The first therapeutic antibody product candidates to enter clinical development under the collaboration are REGN88, REGN475, and REGN421. During the third quarter of 2009, REGN475, an antibody to Nerve Growth Factor (NGF), a novel target for pain, began a dose ranging study in osteoarthritis of the knee. Trial results are expected during the first half of 2010. A Phase 1 study of REGN475 in healthy volunteers is also continuing, and Phase 1 studies are in progress with REGN88, an antibody to the interleukin-6 receptor (IL-6R) that is being evaluated in rheumatoid arthritis, and REGN421, an antibody to Delta-like ligand-4 (Dll4) that is being studied in patients with advanced malignancies. We and sanofi-aventis expect to enter two more human monoclonal antibodies into clinical development this year and to advance an average of two to three into clinical development each year thereafter over the course of the next several years.

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

     Our VelociGene® platform allows custom and precise manipulation of very large sequences of DNA to produce highly customized alterations of a specified target gene, or genes, and accelerates the production of knock-out and transgenic expression models without using either positive/negative selection or isogenic DNA. In producing knock-out models, a color or fluorescent marker may be substituted in place of the actual gene sequence, allowing for high-resolution visualization of precisely where the gene is active in the body, during normal body functioning, as well as in disease processes. For the optimization of pre-clinical development and toxicology programs, VelociGene offers the opportunity to humanize targets by replacing the mouse gene with the human homolog. Thus, VelociGene allows scientists to rapidly identify the physical and biological effects of deleting or over-expressing the target gene, as well as to characterize and test potential therapeutic molecules.

     The VelociMouse® technology platform allows for the direct and immediate generation of genetically altered mice from embryonic stem cells (ES cells), thereby avoiding the lengthy process involved in generating and breeding knockout mice from chimeras. Mice generated through this method are normal and healthy and exhibit a 100% germ-line transmission. Furthermore, the VelociMice are suitable for direct phenotyping or other studies. We have also developed our VelociMabTM platform for the rapid screening of antibodies and rapid generation of expression cell lines for our Traps and our VelocImmune® human monoclonal antibodies.

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

     In August 2008, we entered into an agreement with sanofi-aventis to use our VelociGene platform to supply sanofi-aventis with genetically modified mammalian models of gene function and disease. Sanofi-aventis will pay us a minimum of $21.5 million for the term of the agreement, which extends through December 2012, for knock-out and transgenic models of gene function for target genes identified by sanofi-aventis. Sanofi-aventis will use these models for its internal research programs that are outside of the scope of our antibody collaboration.

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

     Under the NIH grant, as amended, we are entitled to receive a minimum of $25.3 million over the five-year period beginning September 2006, including $1.5 million to optimize our existing C57BL/6 ES cell line and its proprietary growth medium, both of which are being supplied to the research consortium for its use in the Knockout Mouse Project. We have the right to use, for any purpose, all materials generated by us and the research consortium.

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

Other Therapeutic Areas

     We also have research programs focusing on ophthalmology, inflammatory and immune diseases, bone and cartilage, pain, cardiovascular diseases, and infectious diseases.

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

     From inception on January 8, 1988 through September 30, 2009, we had a cumulative loss of $904.6 million. In the absence of significant revenues from the commercialization of ARCALYST or our other product candidates or other sources, the amount, timing, nature, and source of which cannot be predicted, our losses will continue as we conduct our research and development activities. We expect to incur substantial losses over the next several years as we continue the clinical development of VEGF Trap-Eye and ARCALYST in other indications; advance new product candidates into clinical development from our existing research programs utilizing our technology for discovering fully human monoclonal antibodies; continue our research and development programs; and commercialize additional product candidates that receive regulatory approval, if any. Also, our activities may expand over time and require additional resources, and we expect our operating losses to be substantial over at least the next several years. Our losses may fluctuate from quarter to quarter and will depend on, among other factors, the progress of our research and development efforts, the timing of certain expenses, and the amount and timing of payments that we receive from collaborators.

     The planning, execution, and results of our clinical programs are significant factors that can affect our operating and financial results. In our clinical programs, key events to date in 2009 and plans over the next 12 months are as follows:

Clinical Program	2009 Events to Date	2009-10 Plans (next 12 months)
ARCALYST® (rilonacept; also known as IL-1 Trap)

  Initiated patient enrollment in the Phase 3 program evaluating ARCALYST in the prevention of gout flares associated with the initiation of urate-lowering drug therapy and in the treatment of acute gout attacks

Continue enrollment in the Phase 3 program in gout Report initial data from Phase 3 gout program during the first half of 2010
Aflibercept (VEGF Trap – Oncology)
  Initiated a Phase 2 1st line study in metastatic colorectal cancer in combination with chemotherapy
  Achieved more than 80% enrollment in each of the Phase 3 studies
  Reported results of a Phase 2 single-agent study in symptomatic malignant ascites (SMA)
  Discontinued a Phase 3 study in metastatic pancreatic cancer in combination with chemotherapy

  Continue enrollment of the Phase 3 studies in colorectal cancer, non-small cell lung cancer, and prostate cancer
  During the second half of 2010, an Independent Data Monitoring Committee is expected to conduct an interim analysis of the Phase 3 study in colorectal cancer

VEGF Trap-Eye (intravitreal injection)	Completed enrollment of patients in the Phase 3 wet AMD program (VIEW 1 and VIEW 2) Completed enrollment of patients in the Phase 2 DME trial Initiated a Phase 3 CRVO program	Continue enrollment in Phase 3 CRVO trials Report data from Phase 2 DME trial during the first half of 2010 Report data from VIEW 1 and VIEW 2 trials in the fourth quarter of 2010
Monoclonal Antibodies
  Initiated a Phase 1 trial for REGN475 (anti-NGF) in healthy volunteers
  Initiated a Phase 1 trial for REGN421(anti-Dll4) in oncology
  Initiated a dose ranging study for REGN475 in osteoarthritis of the knee

  Report data from a Phase 1 trial of REGN88 (anti-IL-6R) in rheumatoid arthritis
  Initiate a dose-ranging study for REGN88 in rheumatoid arthritis
  Initiate additional Phase 2 trials for REGN475 in pain indications
  Report data from the study of REGN475 in osteoarthritis of the knee during the first half of 2010
  Advance additional antibody candidate(s) into clinical development

Results of Operations

Three Months Ended September 30, 2009 and 2008

Net Loss:

     Regeneron reported a net loss of $1.0 million, or $0.01 per share (basic and diluted), for the third quarter of 2009 compared to a net loss of $19.1 million, or $0.24 per share (basic and diluted), for the third quarter of 2008. The decrease in our net loss was principally due to higher contract research and development revenue in connection with our antibody collaboration with sanofi-aventis, and receipt of a $20.0 million research progress payment from Bayer HealthCare, partially offset by higher research and development expenses, as detailed below.

Revenues:

     Revenues for the three months ended September 30, 2009 and 2008 consist of the following:

(In millions)	2009	2008
Contract research & development revenue
Sanofi-aventis	$68.5	$42.0
Bayer HealthCare	12.2	9.0
Other	1.8	1.9
Total contract research & development revenue	82.5	52.9
Research progress payment	20.0
Technology licensing revenue	10.0	10.0
Net product sales	5.0	2.7
Total revenue	$117.5	$65.6

       The contract research and development revenue we earn from sanofi-aventis, as detailed below, consists primarily of reimbursement for research and development expenses and partly of the recognition of revenue related to non-refundable up-front payments of $105.0 million related to the aflibercept collaboration and $85.0 million related to the antibody collaboration.

	Three months ended
Sanofi-aventis Contract Research & Development Revenue	September 30,
(In millions)	2009	2008
Aflibercept:
Regeneron expense reimbursement	$7.0	$7.3
Recognition of deferred revenue related to up-front payments	2.5	2.1
Total aflibercept	9.5	9.4
Antibody:
Regeneron expense reimbursement	55.7	29.5
Recognition of deferred revenue related to up-front payment	2.6	2.6
Recognition of revenue related to VelociGene® agreement	0.7	0.5
Total antibody	59.0	32.6
Total sanofi-aventis contract research & development revenue	$68.5	$42.0

       Sanofi-aventis’ reimbursement of Regeneron’s aflibercept expenses decreased in the third quarter of 2009, compared to the same period in 2008, primarily due to lower costs related to internal research activities, partially offset by higher costs related to manufacturing aflibercept clinical supplies. Recognition of deferred revenue related to sanofi-aventis’ up-front aflibercept payments increased in the third quarter of 2009 compared to the same period in 2008 due to shortening the estimated performance period over which this deferred revenue is being recognized, effective in the fourth quarter of 2008. As of September 30, 2009, $45.0 million of the original $105.0 million of up-front payments related to aflibercept was deferred and will be recognized as revenue in future periods.

     In the third quarter of 2009, sanofi-aventis’ reimbursement of Regeneron’s antibody expenses consisted of $25.7 million under the discovery agreement and $30.0 million of development costs under the license agreement, compared to $24.1 million and $5.4 million, respectively, in the third quarter of 2008. The higher reimbursement amounts in the third quarter of 2009 compared to the same period in 2008 were due to an increase in our research activities conducted under the discovery agreement and increases in our development activities for antibody candidates, including REGN88, REGN421, and REGN475, under the license agreement.

     Recognition of deferred revenue under the antibody collaboration related to sanofi-aventis’ $85.0 million up-front payment. As of September 30, 2009, $65.7 million of this up-front payment was deferred and will be recognized as revenue in future periods.

     As described above, in August 2008, we entered into a separate VelociGene® agreement with sanofi-aventis. For the three months ended September 30, 2009, we recognized $0.7 million of revenue related to this agreement.

     The contract research and development revenue we earn from Bayer HealthCare, as detailed below, consists of cost sharing of Regeneron VEGF Trap-Eye development expenses and recognition of deferred revenue related to a non-refundable $75.0 million up-front payment and $20.0 million non-substantive milestone payment.

	Three months ended
Bayer HealthCare Contract Research & Development Revenue	September 30,
(In millions)	2009	2008
Cost-sharing of Regeneron VEGF Trap-Eye development expenses	$9.7	$5.7
Recognition of deferred revenue related to up-front and non-substantive milestone payments	2.5	3.3
Total Bayer HealthCare contract research & development revenue	$12.2	$9.0

     In the third quarter of 2009, cost-sharing of Regeneron VEGF Trap-Eye development expenses increased, compared to the same period in 2008, primarily due to higher clinical development costs in connection with our VIEW 1 trial in wet AMD, Phase 2 trial in DME, and Phase 3 trial in CRVO. Recognition of deferred revenue related to Bayer’s up-front and milestone payments decreased in the third quarter of 2009 compared to the same period in 2008 due to an extension of the estimated performance period over which this deferred revenue is being recognized, effective in the fourth quarter of 2008. As of September 30, 2009, $59.3 million of the up-front licensing and non-substantive milestone payments was deferred and will be recognized as revenue in future periods.

     Other contract research and development revenue in the third quarter of 2009 and 2008 includes $1.4 million and $1.2 million, respectively, in connection with our five-year grant from the NIH, which we were awarded in September 2006 as part of the NIH’s Knockout Mouse Project.

     In July 2009, we received a $20.0 million substantive milestone payment from Bayer HealthCare in connection with the dosing of the first patient in a Phase 3 trial of VEGF Trap-Eye in CRVO. The payment was recognized in revenues as a research progress payment for the three months ended September 30, 2009.

     In connection with our VelocImmune® license agreements with AstraZeneca and Astellas, each of the $20.0 million annual, non-refundable payments are deferred upon receipt and recognized as revenue ratably over approximately the ensuing year of each agreement. In the third quarter of both 2009 and 2008, we recognized $10.0 million of technology licensing revenue related to these agreements.

     For the three months ended September 30, 2009, we recognized as revenue $5.0 million of ARCALYST® (rilonacept) net product sales for which both the right of return no longer exists and rebates can be reasonably estimated, compared to $2.7 million for the same period in 2008. At September 30, 2009, deferred revenue related to ARCALYST net product sales totaled $5.0 million.

Expenses:

     Total operating expenses increased to $118.7 million in the third quarter of 2009 from $83.5 million in the same period of 2008. Our average headcount increased to 998 in the third quarter of 2009 from 851 in the same period of 2008, principally as a result of our expanding research and development activities that are primarily attributable to the sanofi-aventis antibody collaboration.

     Operating expenses in the third quarter of 2009 and 2008 include a total of $7.5 million and $8.2 million, respectively, of non-cash compensation expense related to employee stock option and restricted stock awards (Non-cash Compensation Expense), as detailed below:

	For the three months ended September 30, 2009
	Expenses before inclusion of Non-cash	Non-cash
Expenses	Compensation	Compensation	Expenses as
(In millions)	Expense	Expense	Reported
Research and development	$100.8	$4.6	$105.4
Selling, general, and administrative	9.9	2.9	12.8
Cost of goods sold	0.5		0.5
Total operating expenses	$111.2	$7.5	$118.7

	For the three months ended September 30, 2008
	Expenses before inclusion of Non-cash	Non-cash
Expenses	Compensation	Compensation	Expenses as
(In millions)	Expense	Expense	Reported
Research and development	$67.1	$5.0	$72.1
Selling, general, and administrative	7.9	3.2	11.1
Cost of goods sold	0.3		0.3
Total operating expenses	$75.3	$8.2	$83.5

Research and Development Expenses:

     Research and development expenses increased to $105.4 million in the third quarter of 2009 from $72.1 million in the same period of 2008. The following table summarizes the major categories of our research and development expenses for the three months ended September 30, 2009 and 2008:

	For the three months ended
Research and Development Expenses	September 30,
(In millions)	2009	2008	Increase
Payroll and benefits (1)	$24.5	$22.5	$2.0
Clinical trial expenses	29.4	14.7	14.7
Clinical manufacturing costs (2)	18.0	13.8	4.2
Research and preclinical development costs	11.1	8.7	2.4
Occupancy and other operating costs	10.5	8.8	1.7
Cost-sharing of Bayer HealthCare VEGF
Trap-Eye development expenses (3)	11.9	3.6	8.3
Total research and development	$105.4	$72.1	$33.3

(1)	Includes $3.9 million and $4.3 million of Non-cash Compensation Expense for the three months ended September 30, 2009 and 2008, respectively.
(2)

Represents the full cost of manufacturing drug for use in research, preclinical development, and clinical trials, including related payroll and benefits, Non-cash Compensation Expense, manufacturing materials and supplies, depreciation, and occupancy costs of our Rensselaer manufacturing facility. Includes $0.7 million of Non-cash Compensation Expense for both the three months ended September 30, 2009 and 2008.

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

     Payroll and benefits increased principally due to the increase in employee headcount, as described above. Clinical trial expenses increased due primarily to higher costs related to our clinical development programs for (i) VEGF Trap-Eye, including our VIEW 1 trial in wet AMD, Phase 2 trial in DME, and recently initiated Phase 3 trial in CRVO, (ii) ARCALYST, related to our Phase 3 clinical development program in gout, and (iii) monoclonal antibodies, primarily related to REGN475 for the treatment of pain. Clinical manufacturing costs increased due to higher costs related to manufacturing clinical supplies of monoclonal antibodies. Research and preclinical development costs increased primarily due to higher costs associated with our antibody programs. Occupancy and other operating costs increased principally in connection with our higher headcount and expanded research and development activities. Cost-sharing of Bayer HealthCare’s VEGF Trap-Eye development expenses increased primarily due to higher costs in connection with the VIEW 2 trial in wet AMD, which is being conducted by Bayer HealthCare.

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

	For the three months ended
Project Costs	September 30,		Increase
(In millions)	2009	2008	(Decrease)
ARCALYST® (rilonacept)	$15.5	$9.7	$5.8
Aflibercept	6.1	6.6	(0.5)
VEGF Trap-Eye	29.9	18.7	11.2
REGN88	10.0	5.4	4.6
REGN421 and REGN475	9.5		9.5
Other research programs & unallocated costs	34.4	31.7	2.7
Total research and development expenses	$105.4	$72.1	$33.3

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

     For these reasons and due to the variability in the costs necessary to develop a product and the uncertainties related to future indications to be studied, the estimated cost and scope of the projects, and our ultimate ability to obtain governmental approval for commercialization, accurate and meaningful estimates of the total cost to bring our product candidates to market are not available. Similarly, we are currently unable to reasonably estimate if our product candidates will generate material product revenues and net cash inflows. In 2008, we received FDA approval for ARCALYST® (rilonacept) for the treatment of CAPS, a group of rare, inherited auto-inflammatory diseases that affect a very small group of people. We project to ship approximately $20 million of ARCALYST to our U.S. distributors in 2009.

Selling, General, and Administrative Expenses:

     Selling, general, and administrative expenses increased to $12.8 million in the third quarter of 2009 from $11.1 million in the same period of 2008 due primarily to (i) higher compensation and facility-related expenses due primarily to increases in administrative headcount to support our expanded research and development activities, (ii) higher patent-related costs, (iii) higher professional fees related to various corporate matters, and (iv) higher patient assistance costs related to ARCALYST,. These increases were partially offset by lower market research costs related to various programs and a decrease in recruitment costs for administrative headcount.

Cost of Goods Sold:

     In the third quarter of 2008, we began recognizing revenue and cost of goods sold from product sales of ARCALYST. We began capitalizing inventory costs associated with commercial supplies of ARCALYST subsequent to receipt of marketing approval from the FDA in February 2008. Costs for manufacturing supplies of ARCALYST prior to receipt of FDA approval were recognized as research and development expenses in the period that the costs were incurred. Therefore, these costs are not being included in cost of goods sold when revenue is recognized from the sale of those supplies of ARCALYST. Cost of goods sold for the third quarter of 2009 was $0.5 million, compared to $0.3 million for the same period of 2008, and consisted primarily of royalty and other period costs related to ARCALYST commercial supplies.

Other Income and Expense:

     Investment income decreased to $0.9 million in the third quarter of 2009 from $3.7 million in the comparable quarter of 2008. The decrease in investment income was due to lower yields on, and lower balances of, cash and marketable securities in the first quarter of 2009 compared to the same quarter of 2008. Interest expense decreased to $0.6 million in the third quarter of 2009 from $1.8 million in the comparable quarter of 2008. Interest expense in 2009 was attributable to the imputed interest portion of payments to our landlord, commencing in the third quarter of 2009, to lease newly constructed laboratory and office facilities in Tarrytown, New York. Interest expense in the third quarter of 2008 related to $200.0 million of formerly outstanding 5.5% Convertible Senior Subordinated Notes which we either repurchased or repaid in full during 2008. During the second and third quarters of 2008, we repurchased a total of $82.5 million in principal amount of these convertible notes for $83.3 million. In connection with the repurchases, we recognized a $7 thousand loss on early extinguishment of debt in the third quarter of 2008.

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

Nine Months Ended September 30, 2009 and 2008

Net Loss:

     Regeneron reported a net loss of $31.3 million, or $0.39 per share (basic and diluted), for the first nine months of 2009 compared to a net loss of $49.6 million, or $0.63 per share (basic and diluted), for the same period of 2008. The decrease in our net loss was principally due to higher contract research and development revenue in connection with our antibody collaboration with sanofi-aventis, receipt of a $20.0 million research progress payment from Bayer HealthCare, and higher ARCALYST® (rilonacept) sales, partially offset by higher research and development expenses, as detailed below.

Revenues:

     Revenues for the nine months ended September 30, 2009 and 2008 consist of the following:

(In millions)	2009	2008
Contract research & development revenue
Sanofi-aventis	$178.9	$116.3
Bayer HealthCare	34.9	28.2
Other	5.3	5.4
Total contract research & development revenue	219.1	149.9
Research progress payment	20.0
Technology licensing revenue	30.0	30.0
Net product sales	13.4	2.7
Total revenue	$282.5	$182.6

     The contract and research development revenue we earn from sanofi-aventis, as detailed below, consists primarily of reimbursement for research and development expenses and partly of the recognition of revenue related to non-refundable up-front payments of $105.0 million related to the aflibercept collaboration and $85.0 million related to the antibody collaboration.

	Nine months ended
Sanofi-aventis Contract Research & Development Revenue	September 30,
(In millions)	2009	2008
Aflibercept:
Regeneron expense reimbursement	$21.6	$29.3
Recognition of deferred revenue related to up-front payments	7.4	6.2
Total aflibercept	29.0	35.5
Antibody:
Regeneron expense reimbursement	139.8	72.4
Recognition of deferred revenue related to up-front payment	7.9	7.9
Recognition of revenue related to VelociGene® agreement	2.2	0.5
Total antibody	149.9	80.8
Total sanofi-aventis contract research & development revenue	$178.9	$116.3

     Sanofi-aventis’ reimbursement of Regeneron’s aflibercept expenses decreased in the first nine months of 2009, compared to the same period in 2008, primarily due to lower costs related to internal research activities and manufacturing aflibercept clinical supplies. Recognition of deferred revenue related to sanofi-aventis’ up-front aflibercept payments increased in the first nine months of 2009 compared to the same period in 2008 due to shortening the estimated performance period over which this deferred revenue is being recognized, effective in the fourth quarter of 2008.

     In the first nine months of 2009, sanofi-aventis’ reimbursement of Regeneron’s antibody expenses consisted of $76.7 million under the discovery agreement and $63.1 million of development costs under the license agreement, compared to $56.5 million and $15.9 million, respectively, in the first nine months of 2008. The higher reimbursement amounts in the first nine months of 2009 compared to the same period in 2008 were due to an increase in our research activities conducted under the discovery agreement and increases in our development activities for antibody candidates, including REGN88, REGN421, and REGN475, under the license agreement.

     As described above, in August 2008, we entered into a separate VelociGene® agreement with sanofi-aventis. For the nine months ended September 30, 2009, we recognized $2.2 million of revenue related to this agreement, compared to $0.5 million for the same period in 2008.

     The contract research and development revenue we earn from Bayer HealthCare, as detailed below, consists partly of cost sharing of Regeneron VEGF Trap-Eye development expenses and partly of recognition of deferred revenue related to a non-refundable $75.0 million up-front payment and $20.0 million non-substantive milestone payment.

	Nine months ended
Bayer HealthCare Contract Research & Development Revenue	September 30,
(In millions)	2009	2008
Cost-sharing of Regeneron VEGF Trap-Eye development expenses	$27.5	$18.3
Recognition of deferred revenue related to up-front and non-substantive milestone payments	7.4	9.9
Total Bayer HealthCare contract research & development revenue	$34.9	$28.2

     In the first nine months of 2009, cost-sharing of Regeneron VEGF Trap-Eye development expenses increased, compared to the same period in 2008, primarily due to higher clinical development costs in connection with our VIEW 1 trial in wet AMD, Phase 2 trial in DME, and Phase 3 trial in CRVO. Recognition of deferred revenue related to Bayer’s up-front and non-substantive milestone payments decreased in the first nine months of 2009 compared to the same period in 2008 due to an extension of the estimated performance period over which this deferred revenue is being recognized, effective in the fourth quarter of 2008.

     Other contract research and development revenue in the first nine months of 2009 and 2008 includes $4.4 million and $3.6 million, respectively, in connection with our five-year grant from the NIH, which we were awarded in September 2006 as part of the NIH’s Knockout Mouse Project.

     In July 2009, we received a $20.0 million substantive milestone payment from Bayer HealthCare in connection with the dosing of the first patient in a Phase 3 trial of VEGF Trap-Eye in CRVO. The payment was recognized in revenues as a research progress payment for the nine months ended September 30, 2009.

     In connection with our VelocImmune® license agreements with AstraZeneca and Astellas, each of the $20.0 million annual, non-refundable payments are deferred upon receipt and recognized as revenue ratably over approximately the ensuing year of each agreement. In the first nine months of both 2009 and 2008, we recognized $30.0 million of technology licensing revenue related to these agreements.

     For the nine months ended September 30, 2009, we recognized as revenue $13.4 million of ARCALYST® (rilonacept) net product sales for which both the right of return no longer exists and rebates can be reasonably estimated, compared to $2.7 million for the same period in 2008.

Expenses:

     Total operating expenses increased to $317.2 million in the first nine months of 2009 from $236.3 million in the same period of 2008. Our average headcount increased to 967 in the first nine months of 2009 from 778 in the same period of 2008 principally as a result of our expanding research and development activities that are primarily attributable to the sanofi-aventis antibody collaboration.

     Operating expenses for the first nine months of 2009 and 2008 include a total of $22.6 million and $24.7 million, respectively, of Non-cash Compensation Expense, as detailed below:

	For the nine months ended September 30, 2009
	Expenses before
	inclusion of Non-cash	Non-cash
Expenses	Compensation	Compensation	Expenses as
(In millions)	Expense	Expense	Reported
Research and development	$266.0	$14.0	$280.0
Selling, general, and administrative	27.3	8.6	35.9
Cost of goods sold	1.3		1.3
Total operating expenses	$294.6	$22.6	$317.2

	For the nine months ended September 30, 2008
	Expenses before
	inclusion of Non-cash	Non-cash
Expenses	Compensation	Compensation	Expenses as
(In millions)	Expense	Expense	Reported
Research and development	$185.5	$14.8	$200.3
Selling, general, and administrative	25.8	9.9	35.7
Cost of goods sold	0.3		0.3
Total operating expenses	$211.6	$24.7	$236.3

Research and Development Expenses:

     Research and development expenses increased to $280.0 million in the first nine months of 2009 from $200.3 million in the same period of 2008. The following table summarizes the major categories of our research and development expenses for the nine months ended September 30, 2009 and 2008:

	For the nine months ended
Research and Development Expenses	September 30,
(In millions)	2009	2008	Increase
Payroll and benefits (1)	$71.0	$61.4	$9.6
Clinical trial expenses	78.9	35.2	43.7
Clinical manufacturing costs (2)	46.0	40.3	5.7
Research and preclinical development costs	29.5	21.6	7.9
Occupancy and other operating costs	27.9	22.8	5.1
Cost-sharing of Bayer HealthCare VEGF
Trap-Eye development expenses (3)	26.7	19.0	7.7
Total research and development	$280.0	$200.3	$79.7

(1)	Includes $11.8 million and $12.6 million of Non-cash Compensation Expense for the nine months ended September 30, 2009 and 2008, respectively.
(2)	Represents the full cost of manufacturing drug for use in research, preclinical development, and clinical trials, including related payroll and benefits, Non-cash Compensation Expense, manufacturing materials and supplies, depreciation, and occupancy costs of our Rensselaer manufacturing facility. Includes $2.2 million of Non-cash Compensation Expense for both the nine months ended September 30, 2009 and 2008.
(3)	Under our collaboration with Bayer HealthCare, in periods when Bayer HealthCare incurs VEGF Trap-Eye development expenses, we also recognize, as additional research and development expense, the portion of Bayer HealthCare’s VEGF Trap-Eye development expenses that we are obligated to reimburse. Bayer HealthCare provides us with estimated VEGF Trap-Eye development expenses for the most recent interim fiscal quarter. Bayer HealthCare’s estimate is reconciled to its actual expenses for such quarter in the subsequent interim quarter and our portion of its VEGF Trap-Eye development expenses that we are obligated to reimburse is adjusted accordingly.

     Payroll and benefits increased principally due to the increase in employee headcount, as described above. Clinical trial expenses increased due primarily to higher costs related to our clinical development programs for (i) VEGF Trap-Eye, including our VIEW 1 trial in wet AMD, Phase 2 trial in DME, and Phase 3 trial in CRVO, (ii) ARCALYST, related to our Phase 3 clinical development program in gout, and (iii) monoclonal antibodies, primarily related to REGN88 in rheumatoid arthritis and REGN475 for the treatment of pain. Clinical manufacturing costs increased due to higher costs related to manufacturing clinical supplies of ARCALYST and monoclonal antibodies, partially offset by lower costs related to manufacturing aflibercept clinical supplies. Research and preclinical development costs increased primarily due to higher costs associated with our antibody programs. Occupancy and other operating costs increased principally in connection with our higher headcount and expanded research and development activities. Cost-sharing of Bayer HealthCare’s VEGF Trap-Eye development expenses increased primarily due to higher costs in connection with the VIEW 2 trial in wet AMD, which is being conducted by Bayer HealthCare.

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

	For the nine months ended
Project Costs	September 30,		Increase
(In millions)	2009	2008	(Decrease)
ARCALYST® (rilonacept)	$49.1	$24.9	$24.2
Aflibercept	17.7	25.4	(7.7)
VEGF Trap-Eye	77.7	57.6	20.1
REGN88	27.5	14.7	12.8
REGN421 and REGN475	19.4		19.4
Other research programs & unallocated costs	88.6	77.7	10.9
Total research and development expenses	$280.0	$200.3	$79.7

     For the reasons described above under “Research and Development Expenses” for the three months ended September 30, 2009 and 2008, and due to the variability in the costs necessary to develop a product and the uncertainties related to future indications to be studied, the estimated cost and scope of the projects, and our ultimate ability to obtain governmental approval for commercialization, accurate and meaningful estimates of the total cost to bring our product candidates to market are not available. Similarly, we are currently unable to reasonably estimate if our product candidates will generate material product revenues and net cash inflows. In 2008, we received FDA approval for ARCALYST for the treatment of CAPS, a group of rare, inherited auto-inflammatory diseases that affect a very small group of people. We project to ship approximately $20 million of ARCALYST to our U.S. distributors in 2009.

Selling, General, and Administrative Expenses:

     Selling, general, and administrative expenses increased slightly to $35.9 million from $35.7 million for the first nine months of 2009 compared to 2008. In 2009, we incurred (i) higher compensation expense and facility-related expenses, due primarily to increases in administrative headcount to support our expanded research and development activities, (ii) higher selling expenses and patient assistance costs related to ARCALYST, and (iii) higher patent-related costs. These increases were offset by (i) lower market research costs related to various programs, (ii) a decrease in recruitment costs for administrative headcount, and (iii) lower professional fees related to various corporate matters.

Cost of Goods Sold:

     In the third quarter of 2008, we began recognizing revenue and cost of goods sold from product sales of ARCALYST® (rilonacept). We began capitalizing inventory costs associated with commercial supplies of ARCALYST subsequent to receipt of marketing approval from the FDA in February 2008. Costs for manufacturing supplies of ARCALYST prior to receipt of FDA approval were recognized as research and development expenses in the period that the costs were incurred. Therefore, these costs are not included in cost of goods sold when revenue is recognized from the sale of those supplies of ARCALYST. Cost of goods sold for the first nine months of 2009 was $1.3 million, compared to $0.3 million for the same period in 2008, and consisted primarily of royalty and other period costs related to ARCALYST commercial supplies.

Other Income and Expense:

     Investment income decreased to $3.9 million in the first nine months of 2009 from $15.5 million in the comparable period of 2008. The decrease in investment income was due to lower yields on, and lower balances of, cash and marketable securities in the first nine months of 2009 compared to the same period in 2008. Interest expense decreased to $0.6 million in the first nine months of 2009 from $7.5 million in the comparable period of 2008. Interest expense in 2009 was attributable to the imputed interest portion of the payments to our landlord, commencing in the third quarter of 2009, to lease newly constructed laboratory and office facilities in Tarrytown. Interest expense in the first nine months of 2008 related to $200.0 million of formerly outstanding 5.5% Convertible Senior Subordinated Notes which we either repurchased or repaid in full during 2008. In the first nine months of 2008, we repurchased a total of $82.5 million in principal amount of these convertible notes for $83.3 million. In connection with the repurchases, we recognized a $0.9 million loss on early extinguishment of debt, representing the premium paid on the notes plus related unamortized debt issuance costs.

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

Revision of Previously Issued Financial Statements

     The application of authoritative guidance issued by the Financial Accounting Standards Board (FASB), under certain conditions, can result in the capitalization on a lessee’s books of a lessor’s costs of constructing facilities to be leased to the lessee. In mid-2009, we became aware that certain of these conditions were applicable to our December 2006 lease, as amended, of new laboratory and office facilities in Tarrytown, New York. As a result, we are deemed, in substance, to be the owner of the landlord’s buildings, and the landlord’s costs of constructing these new facilities were required to be capitalized on our books as a non-cash transaction, offset by a corresponding lease obligation on our balance sheet. In addition, the land element of the lease should have been accounted for as an operating lease; therefore, adjustments to non-cash rent expense previously recognized in connection with these new facilities were also required. Lease payments on these facilities commenced in August 2009.

     We revised our previously issued financial statements to capitalize the landlord’s costs of constructing the new Tarrytown facilities which we are leasing and to adjust our previously recognized rent expense in connection with these facilities, as described above. These revisions primarily resulted in an increase to property, plant, and equipment and a corresponding increase in facility lease obligation (a long-term liability) at each balance sheet date. We also revised our statements of operations and statements of cash flows to reflect rent expense in connection with only the land element of our lease, with a corresponding adjustment to other long-term liabilities. In addition, we revised our statement of cash flows for the quarter ended March 31, 2009 to reclassify, from an operating activity to a financing activity, a $5.2 million reimbursement received from our landlord for tenant improvement costs we incurred. Under FASB authoritative guidance, such payments that we receive from our landlord are deemed to be a financing obligation.

     As previously disclosed, the above described revisions consisted entirely of non-cash adjustments. They had no impact on our business operations, existing capital resources, or our ability to fund our operating needs, including the preclinical and clinical development of our product candidates. The revisions also had no impact on our previously reported net increases or decreases in cash and cash equivalents in any period and, except for the quarter ended March 31, 2009 (as described above), had no impact on our previously reported net cash flows from operating activities, investing activities, and financing activities. In addition, these revisions had no impact on our previously reported current assets, current liabilities, and operating revenues. We have not amended previously issued financial statements because, after considering both qualitative and quantitative factors, we determined that the judgment of a reasonable person relying on our previously issued financial statements would not have been changed or influenced by these revisions.

     For comparative purposes, the impact of the above described revisions to our balance sheets as of the dates set forth below is as follows:

Balance Sheet Impact at December 31, 2007 and 2008, and March 31, 2009
(in millions)
	December 31,	December 31,	March 31,
	2007	2008	2009
As originally reported
Property, plant, and equipment, net	$58.3	$87.9	$109.8
Total assets	936.3	670.0	681.4

Other long-term liabilities		5.1	13.2
Total liabilities	476.0	251.2	271.1

Accumulated deficit	(793.2)	(875.9)	(893.4)
Total stockholders’ equity	460.3	418.8	410.3
Total liabilities and stockholders’ equity	936.3	670.0	681.4

As revised
Property, plant, and equipment, net	$79.9	$142.0	$164.6
Total assets	957.9	724.2	736.2

Facility lease obligation	21.6	54.2	60.0
Other long-term liabilities	0.9	2.4	3.2
Total liabilities	498.5	302.7	321.1

Accumulated deficit	(794.1)	(873.3)	(888.7)
Total stockholders’ equity	459.4	421.5	415.1
Total liabilities and stockholders’ equity	957.9	724.2	736.2

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

     These revised amounts, as applicable, are reflected in this Quarterly Report on Form 10-Q for the period ended September 30, 2009, and will be included in our Annual Report on Form 10-K for the year ended December 31, 2009 and our Quarterly Report on Form 10-Q for the period ended March 31, 2010.

Liquidity and Capital Resources

     Since our inception in 1988, we have financed our operations primarily through offerings of our equity securities, a private placement of convertible debt (which was repurchased or repaid in 2008), purchases of our equity securities by our collaborators, including sanofi-aventis, revenue earned under our past and present research and development agreements, including our agreements with sanofi-aventis and Bayer HealthCare, our past contract manufacturing agreements, and our technology licensing agreements, ARCALYST® (rilonacept) product revenue, and investment income.

Nine months ended September 30, 2009 and 2008

     At September 30, 2009, we had $438.6 million in cash, cash equivalents, restricted cash, and marketable securities compared with $527.5 million at December 31, 2008. In February 2009, we received a $20.0 million annual, non-refundable payment in connection with our non-exclusive license agreement with AstraZeneca. In May 2009, we received a $20.0 million annual, non-refundable payment in connection with our non-exclusive license agreement with Astellas. In July 2009, we received a $20.0 million milestone payment from Bayer HealthCare in connection with the dosing of the first patient in a Phase 3 trial of VEGF Trap-Eye in CRVO.

Cash Used in Operations:

     Net cash used in operations was $25.8 million in the first nine months of 2009 compared to $53.2 million in the first nine months of 2008. Our net losses of $31.3 million in the first nine months of 2009 and $49.6 million in the first nine months of 2008 included $22.6 million and $24.7 million, respectively, of Non-cash Compensation Expense.

     At September 30, 2009, accounts receivable increased by $32.6 million, compared to end-of-year 2008, primarily due to a higher receivable balance related to our antibody collaboration with sanofi-aventis. Also, our deferred revenue balances at September 30, 2009 decreased by $11.4 million, compared to end-of-year 2008, primarily due to the amortization of previously received deferred payments under our collaborations with sanofi-aventis and Bayer HealthCare. This decrease was partly offset by the receipt of the $20.0 million payments from AstraZeneca and Astella, as described above, which were deferred and are being recognized ratably over the ensuing year. At September 30, 2009, accounts payable, accrued expenses, and other liabilities increased by $18.0 million compared to end-of-year 2008. The increase was due primarily to higher liabilities for clinical trial and payroll-related costs, partially offset by a $7.0 million decrease in the cost-sharing payment due to Bayer HealthCare at September 30, 2009 compared to December 31, 2008 in connection with the companies’ VEGF Trap-Eye collaboration.

     At September 30, 2008, accounts receivable increased by $23.9 million, compared to end-of-year 2007, primarily due to a higher receivable balance related to our antibody collaboration with sanofi-aventis. Also, our deferred revenue balances at September 30, 2008 decreased by $10.1 million, compared to end-of-year 2007, primarily due to the amortization of previously received deferred payments under our collaborations with sanofi-aventis and Bayer HealthCare. This decrease was partly offset by (i) the receipt of $20.0 million payments from AstraZeneca in February 2008 and Astellas in June 2008, which were deferred and recognized ratably over the ensuing year, and (ii) deferral of $3.8 million of ARCALYST® (rilonacept) net product sales at September 30, 2008.

Cash Provided by (Used in) Investing Activities:

     Net cash provided by investing activities was $19.3 million in the first nine months of 2009 compared to net cash used in investing activities of $53.9 million in the same period of 2008, due primarily to a decrease in purchases of marketable securities net of sales or maturities. In the first nine months of 2009, sales or maturities of marketable securities exceeded purchases by $94.3 million, whereas in the first nine months of 2008, purchases of marketable securities exceeded sales or maturities by $34.7 million. In addition, cash used for capital expenditures totaled $75.0 million in the first nine months of 2009, primarily for tenant improvements and related costs in connection with our new leased facilities in Tarrytown.

Cash Provided by (Used in) Financing Activities:

     Net cash provided by financing activities was $9.0 million in the first nine months of 2009 compared to net cash used in financing activities of $77.1 million in the same period in 2008. In the first nine months of 2009, we received a $5.2 million reimbursement of tenant improvements from our landlord in connection with our new Tarrytown facilities, which we are deemed to own in accordance with FASB authoritative guidance. In the first nine months of 2008, we repurchased $82.5 million in principal amount of our convertible senior subordinated notes for $83.3 million. In addition, proceeds from issuances of Common Stock in connection with exercises of employee stock options were $4.6 million and $6.2 million in the first nine months of 2009 and 2008, respectively.

Fair Value of Marketable Securities:

     At September 30, 2009 and December 31, 2008, we held marketable securities whose aggregate fair value totaled $186.7 million and $278.0 million, respectively. The composition of our portfolio of marketable securities on these dates was as follows:

	September 30, 2009		December 31, 2008
Investment type	Fair Value	Percent	Fair Value	Percent
U.S. Treasury securities	$80.5	43%	$113.9	41%
U.S. government agency securities	24.9	13%	58.3	21%
U.S. government-guaranteed corporate bonds	49.1	26%	29.8	11%
U.S. government guaranteed collateralized mortgage obligations	4.8	3%	17.4	6%
Corporate bonds	16.1	9%	37.1	13%
Mortgage-backed securities	4.2	2%	10.0	4%
Other asset-backed securities			7.8	3%
Other	7.1	4%	3.7	1%
Total marketable securities	$186.7	100%	$278.0	100%

     In addition, at September 30, 2009 and December 31, 2008, we had $251.9 million and $249.5 million, respectively, of cash, cash equivalents, and restricted cash, primarily held in money market funds that invest in U.S. government securities.

     During the first nine months of 2009, as marketable securities in our portfolio matured or paid down, we purchased primarily U.S. Treasury securities, U.S. government agency obligations, and U.S. government-guaranteed debt. This shift toward higher quality securities, which we initiated in 2008, continues to reduce the risk profile, as well as the overall yield, of our portfolio. In particular, we continue to reduce the proportion of asset-backed securities and corporate bonds in our portfolio.

Capital Expenditures:

     Our cash expenditures for property, plant, and equipment totaled $75.0 million and $19.1 million for the first nine months of 2009 and 2008, respectively. During the remainder of 2009, we expect to incur approximately $10 to $15 million in capital expenditures, primarily in connection with expanding our Rensselaer, New York manufacturing facilities and tenant improvements at our new leased Tarrytown facilities, which will be funded by our existing capital resources. In October 2009, we received $16.9 million from our landlord as partial reimbursement of tenant improvement costs we incurred in Tarrytown. An additional $33 million is reimbursable at our option at any time through June 2010 under the terms of our Tarrytown lease.

Amendment to Lease – Tarrytown, New York Facilities:

     We currently lease approximately 248,000 square feet of laboratory and office facilities in Tarrytown, New York. In December 2006, we entered into a new lease agreement (as amended in October 2007 and September 2008) to lease approximately 348,000 square feet of laboratory and office space at our current Tarrytown location, including approximately 230,000 square feet in newly constructed facilities that were completed during the third quarter of 2009. The term of the lease commenced effective June 2008 and will expire in June 2024. In April 2009, we amended the lease agreement to increase the amount of space we will lease to approximately 389,500 square feet. As amended, the lease contains early termination options on approximately 159,500 square feet of space. Other terms and conditions, as previously described in our Annual Report on Form 10-K for the year ended December 31, 2008, remain unchanged. In connection with the lease amendment, in April 2009, we terminated a sublease for 16,200 square feet of space in Tarrytown, New York.

Facility Lease Obligation:

     As described above, in connection with the application of FASB authoritative guidance to our lease of office and laboratory facilities constructed in Tarrytown, New York by our landlord, we capitalized the landlord’s costs of constructing the new facilities, which totaled $58.2 million as of September 30, 2009, and recognized a corresponding facility lease obligation of $58.2 million. We also recognized, as an additional facility lease obligation, a $5.2 million reimbursement received from our landlord for tenant improvement costs that we incurred since, under FASB authoritative guidance, such payments that we receive from our landlord are deemed to be a financing obligation. Monthly lease payments on these facilities are allocated between the land element of the lease (which is accounted for as an operating lease) and the facility lease obligation, based on the estimated relative fair values of the land and buildings. The imputed interest rate applicable to the facility lease obligation is approximately 11%. The new facilities were placed in service in September 2009. For the three and nine months ended September 30, 2009, we recognized $0.6 million of interest expense in connection with the facility lease obligation in our statement of operations. At September 30, 2009, the facility lease obligation balance was $62.6 million.

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

     We currently anticipate that in 2009 sales of ARCALYST® (rilonacept) for the treatment of CAPS will not materially enhance or otherwise materially impact our cash flows.

     In connection with the April 2009 amendment to our lease agreement for facilities in Tarrytown, New York, as described above, our total estimated future minimum noncancelable lease commitments, previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, will increase (i) from $9.1 million to $9.4 million for the year ending December 31, 2009, (ii) from $26.8 million to $29.2 million for the two-year period beginning January 1, 2010, (iii) from $27.2 million to $28.8 million for the two-year period beginning January 1, 2012, and (iv) from $167.0 million to $182.5 million for the eleven-year period beginning January 1, 2014.

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

     We expect that expenses related to the filing, prosecution, defense, and enforcement of patents and other intellectual property will continue to be substantial.

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

     Other than a $1.6 million letter of credit issued to our landlord in connection with our lease for facilities in Tarrytown, New York, as described above, we have no off-balance sheet arrangements. In addition, we do not guarantee the obligations of any other entity. As of September 30, 2009, we had no established banking arrangements through which we could obtain short-term financing or a line of credit. In the event we need additional financing for the operation of our business, we will consider collaborative arrangements and additional public or private financing, including additional equity financing. Factors influencing the availability of additional financing include our progress in product development, investor perception of our prospects, and the general condition of the financial markets. We may not be able to secure the necessary funding through new collaborative arrangements or additional public or private offerings. If we cannot raise adequate funds to satisfy our capital requirements, we may have to delay, scale-back, or eliminate certain of our research and development activities or future operations. This could materially harm our business.

Future Impact of Recently Issued Accounting Standards

     In October 2009, the FASB amended its authoritative guidance on multiple-deliverable revenue arrangements. The amended guidance provides greater ability to separate and allocate arrangement consideration in a multiple element revenue arrangement by requiring the use of estimated selling price to allocate arrangement consideration, thereby eliminating the use of the residual method of allocation. The amended guidance also requires expanded qualitative and quantitative disclosures surrounding multiple deliverable revenue arrangements. This guidance may be applied retrospectively or prospectively for new or materially modified arrangements. We are required to adopt this amended guidance effective for the fiscal year beginning January 1, 2011, although earlier adoption is permitted. We are currently evaluating the impact that this guidance will have on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk:

     Our earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from our investment of available cash balances in investment grade corporate, asset-backed, and U.S. government securities. We do not believe we are materially exposed to changes in interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We estimated that a one percent unfavorable change in interest rates would result in approximately a $0.9 million and $1.7 million decrease in the fair value of our investment portfolio at September 30, 2009 and 2008, respectively.

Credit Quality Risk:

     We have an investment policy that includes guidelines on acceptable investment securities, minimum credit quality, maturity parameters, and concentration and diversification. Nonetheless, deterioration of the credit quality of an investment security subsequent to purchase may subject us to the risk of not being able to recover the full principal value of the security. We have recognized other-than-temporary impairment charges related to certain marketable securities of $5.9 million, $2.5 million and $0.1 million in 2007, 2008, and the first nine months of 2009, respectively.

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

     There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

     From inception on January 8, 1988 through September 30, 2009, we had a cumulative loss of $904.6 million. If we continue to incur operating losses and fail to become a profitable company, we may be unable to continue our operations. In the absence of substantial revenue from the sale of products or other sources, the amount, timing, nature or source of which cannot be predicted, our losses will continue as we conduct our research and development activities.

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

     As of September 30, 2009, cash, cash equivalents, restricted cash, and marketable securities totaled $438.6 million and represented 59% of our total assets. We have invested available cash balances primarily in money market funds and U.S. Treasury, U.S. government agency, corporate, and to a lesser extent, asset-backed securities. We consider assets classified as marketable securities to be “available-for-sale,” as defined by FASB authoritative guidance. Marketable securities totaled $186.7 million at September 30, 2009, are carried at fair value, and the unrealized gains and losses are included in other accumulated comprehensive income (loss) as a separate component of stockholders’ equity. If the decline in the value of a security in our investment portfolio is deemed to be other-than-temporary, we write down the security to its current fair value and recognize a loss which may be fully charged against income. For example, we recognized other-than-temporary impairment charges related to certain marketable securities of $5.9 million, $2.5 million and $0.1 million in 2007, 2008, and the first nine months of 2009, respectively. The current economic environment, the deterioration in the credit quality of some of the issuers of securities that we hold, and the recent volatility of securities markets increase the risk that we may not recover the principal we invested and/or there may be further declines in the market value of securities in our investment portfolio. As a result, we may incur additional charges against income in future periods for other-than-temporary impairments or realized losses upon a security’s sale or maturity, and such amounts may be material.

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

     We are testing aflibercept, VEGF Trap-Eye, and ARCALYST in a number of late-stage clinical trials. Clinical trials may not demonstrate statistically sufficient effectiveness and safety to obtain the requisite regulatory approvals for these product candidates. In a number of instances, we have terminated the development of product candidates due to a lack of or modest effectiveness.

     Aflibercept is in Phase 3 clinical trials in combination with standard chemotherapy regimens for the treatment of 2nd line metastatic colorectal cancer, 1st line androgen independent prostate cancer, and 2nd line metastatic non-small cell lung cancer. Aflibercept may not demonstrate the required safety or efficacy to support an application for approval in any of these indications. We do not have proof of concept data from early-stage, double-blind, controlled clinical trials that aflibercept will be safe or effective in any of these cancer settings. In September 2009, we announced the discontinuation of a Phase 3 clinical trial that evaluated aflibercept plus gemcitabine versus placebo plus gemcitabine for the first-line treatment of metastatic pancreatic cancer after an Independent Data Monitoring Committee for the trial determined that the addition of aflibercept to gemcitabine would be unable to demonstrate a statistically significant improvement in the primary endpoint of overall survival compared to placebo plus gemcitabine.

     We are testing VEGF Trap-Eye in Phase 3 trials for the treatment of wet AMD and the treatment of Central Retinal Vein Occlusion (CRVO). Although we reported positive Phase 2 trial results with VEGF Trap-Eye in wet AMD, based on a limited number of patients, the results from the larger Phase 3 trials may not demonstrate that VEGF Trap-Eye is safe and effective or compares favorably to Lucentis® (ranibizumab injection), marketed by Genentech, Inc. A number of other potential new drugs and biologics which showed promising results in initial clinical trials subsequently failed to establish sufficient safety and efficacy data to obtain necessary regulatory approvals. VEGF Trap-Eye has not been previously studied in CRVO.

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

     We are studying our antibody candidates in a wide variety of indications in early stage clinical trials. Many of these trials are exploratory studies designed to evaluate the safety profile of these compounds and to identify what diseases and uses, if any, are best suited for these product candidates. These early stage product candidates may not demonstrate the requisite efficacy and/or safety profile to support continued development for some or all of the indications that are being, or are planned to be, studied.

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

     Many of our clinical trials are conducted under the oversight of Independent Data Monitoring Committees (or IDMCs). These independent oversight bodies are made up of external experts who review the progress of ongoing clinical trials, including available safety and efficacy data, and make recommendations concerning a trial's continuation, modification, or termination based on interim, unblinded data. Any of our ongoing clinical trials may be discontinued or amended in response to recommendations made by responsible IDMCs based on their review of such interim trial results. For example, in September 2009, a Phase 3 trial that was evaluating aflibercept as a 1st line treatment for metastic pancreatic cancer in combination with gemcitabine was discontinued at the recommendation of an IDMC after a planned analysis of interim efficacy data determined that the trial would not meet its efficacy endpoint. The recommended termination of any of our ongoing late-stage clinical trials by an IDMC could harm the future development of our product candidate(s) and our business may be materially harmed.

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

     Aflibercept (VEGF Trap) is being studied for the potential treatment of certain types of cancer and our VEGF Trap-Eye candidate is being studied in diseases of the eye. There are many potential safety concerns associated with significant blockade of vascular endothelial growth factor, or VEGF, that may limit our ability to successfully develop aflibercept and VEGF Trap-Eye. These serious and potentially life-threatening risks, based on clinical and preclinical experience of VEGF inhibitors, include bleeding, intestinal perforation, hypertension, proteinuria, congestive heart failure, heart attack, and stroke. In addition, patients given infusions of any protein, including VEGF Trap delivered through intravenous administration, may develop severe hypersensitivity reactions or infusion reactions. Other VEGF blockers have reported side effects that became evident only after large scale trials or after marketing approval and large number of patients were treated. These and other complications or side effects could harm the development of aflibercept for the treatment of cancer or VEGF Trap-Eye for the treatment of diseases of the eye.

     We have tested ARCALYST® (rilonacept) in only a small number of patients. As more patients begin to use our product and as we test it in new disease settings, new risks and side effects associated with ARCALYST may be discovered, and risks previously viewed as inconsequential could be determined to be significant. Like cytokine antagonists such as Kineret® (anakinra), marketed by Biovitrum, Enbrel® (etanercept), marketed by Amgen Inc. and Wyeth Pharmaceuticals, Inc., and Remicade® (infliximab) marketed by Centocor Ortho Biotech, Inc., ARCALYST affects the immune defense system of the body by blocking some of its functions. Therefore, ARCALYST may interfere with the body’s ability to fight infections. Treatment with Kineret, a medication that works through the inhibition of IL-1, has been associated with an increased risk of serious infections, and serious, life threatening infections have been reported in patients taking ARCALYST. These or other complications or side effects could cause regulatory authorities to revoke approvals of ARCALYST. Alternatively, we may be required to conduct additional clinical trials, make changes in the labeling of our product, or limit or abandon our efforts to develop ARCALYST in new disease settings. These side effects may also result in a reduction, or even the elimination, of sales of ARCALYST in approved indications.

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

     We cannot sell or market products without regulatory approval. If we do not obtain and maintain regulatory approval for our product candidates, including ARCALYST® (rilonacept) for the treatment of diseases other than CAPS, the value of our company and our results of operations will be harmed. In the United States, we must obtain and maintain approval from the United States Food and Drug Administration (FDA) for each drug we intend to sell. Obtaining FDA approval is typically a lengthy and expensive process, and approval is highly uncertain. Foreign governments also regulate drugs distributed in their country and approval in any country is likely to be a lengthy and expensive process, and approval is highly uncertain. Except for the FDA approval of ARCALYST and the EMEA approval of rilonacept for the treatment of CAPS, none of our product candidates has ever received regulatory approval to be marketed and sold in the United States or any other country. We may never receive regulatory approval for any of our product candidates.

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

If we fail to meet the stringent requirements of governmental regulation in the manufacture of our marketed product and clinical candidates, we could incur substantial remedial costs, delays in the development of our clinical candidates, and a reduction in sales.

     We and our third party providers are required to maintain compliance with current Good Manufacturing Practice, or cGMP, and are subject to inspections by the FDA or comparable agencies in other jurisdictions to confirm such compliance. Changes of suppliers or modifications of methods of manufacturing may require amending our application to the FDA and acceptance of the change by the FDA prior to release of product. Because we produce multiple product candidates at our facility in Rensselaer, New York, there are increased risks associated with cGMP compliance. Our inability, or the inability of our third party service providers, to demonstrate ongoing cGMP compliance could require us to engage in lengthy and expensive remediation efforts, withdraw or recall product, halt or interrupt clinical trials, and/or interrupt commercial supply of our marketed product. Any delay, interruption or other issues that arise in the manufacture, fill-finish, packaging, or storage of our product candidates as a result of a failure of our facilities or the facilities or operations of third parties to pass any regulatory agency inspection or maintain cGMP compliance could significantly impair our ability to develop and commercialize our products. Any finding of non-compliance could increase our costs, cause us to delay the development of our product candidates, and cause us to lose revenue from our marketed product.

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

     In recent years, several states and localities, including California, the District of Columbia, Massachusetts, Maine, Minnesota, Nevada, New Mexico, Vermont, and West Virginia, have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs, and file periodic reports with the state or make periodic public disclosures on sales, marketing, pricing, clinical trials, and other activities. Similar legislation is being considered in other states and also at the federal level. Many of these requirements are new and uncertain, and the penalties for failure to comply with these requirements are unclear. Nonetheless, if we are found not to be in full compliance with these laws, we could face enforcement action and fines and other penalties, and could receive adverse publicity.

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
  changes in FDA and foreign current Good Manufacturing Practice, or cGMPs, that make it more difficult for us to manufacture our marketed product and clinical candidates in accordance with cGMPs.

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

     We manufacture all of our bulk drug materials for ARCALYST® (rilonacept) and our product candidates at our manufacturing facilities in Rensselaer, New York. We would be unable to supply our product requirements if we were to cease production due to regulatory requirements or action, business interruptions, labor shortages or disputes, contaminations, fire, natural disasters, or other problems at the facilities.

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

     We are marketing and selling ARCALYST for the treatment of CAPS ourselves in the United States, primarily through third party service providers. We have no sales or distribution personnel in the United States and have only a small staff with commercial capabilities. We currently have no sales, marketing, commercial, or distribution capabilities outside the United States. If we are unable to obtain those capabilities, either by developing our own organizations or entering into agreements with service providers, even if our current or future product candidates receive marketing approval, we will not be able to successfully sell those products. In that event, we will not be able to generate significant revenue, even if our product candidates are approved. We cannot guarantee that we will be able to hire the qualified sales and marketing personnel we need or that we will be able to enter into marketing or distribution agreements with third-party providers on acceptable terms, if at all. Under the terms of our collaboration agreement with sanofi-aventis, we currently rely on sanofi-aventis for sales, marketing, and distribution of aflibercept in cancer indications, should it be approved in the future by regulatory authorities for marketing. We will have to rely on a third party or devote significant resources to develop our own sales, marketing, and distribution capabilities for our other product candidates, including VEGF Trap-Eye in the United States, and we may be unsuccessful in developing our own sales, marketing, and distribution organization.

There may be too few patients with CAPS to profitably commercialize ARCALYST® (rilonacept) in this indication.

     Our only approved product is ARCALYST for the treatment of CAPS, a group of rare, inherited auto-inflammatory diseases. These rare diseases affect a very small group of people. The incidence of CAPS has been reported to be approximately 1 in 1,000,000 people in the United States. Although the incidence rate of CAPS in Europe has not been reported, it is known to be a rare set of diseases. In June 2009, Novartis received marketing approval from the FDA for its IL-1 antibody product for the treatment of CAPS. In October 2009 we received European marketing authorization for rilonacept for CAPS and Novartis received European marketing authorization for its IL-1 antibody product for the treatment of CAPS. Given the very rare nature of the disease and the competition from Novartis’ IL-1 antibody product, we may be unable to profitably commercialize ARCALYST in this indication.

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

     There are both small molecules and antibodies in development by other companies that are designed to block the synthesis of interleukin-1 or inhibit the signaling of interleukin-1. For example, Eli Lilly, Xoma, and Novartis are each developing antibodies to interleukin-1 and Amgen is developing an antibody to the interleukin-1 receptor. Novartis received marketing approval for its IL-1 antibody for the treatment of CAPS from the FDA in June 2009 and from the European Medicines Agency in October 2009. Novartis is also developing its IL-1 antibody in gout and other inflammatory diseases. Novartis’ IL-1 antibody and these other drug candidates could offer competitive advantages over ARCALYST. For example, Novartis’ IL-1 antibody is dosed once every eight weeks compared to the once-weekly dosing regimen for ARCALYST. The successful development of these competing molecules could impair our ability to successfully commercialize ARCALYST.

     We have plans to develop ARCALYST for the treatment of certain gout indications. As noted above, Novartis is testing its IL-1 antibody in gout. Novartis’ product candidate is dosed less frequently for the treatment of CAPS and may be perceived as offering competitive advantages over ARCALYST in gout by some physicians, which would make it difficult for us to successfully commercialize ARCALYST in that disease.

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

     We market and sell ARCALYST in the United States for the treatment of a group of rare genetic disorders called CAPS. We recently received European Union marketing authorization for rilonacept for the treatment of CAPS. There may be too few patients with CAPS to profitably commercialize ARCALYST. Physicians may not prescribe ARCALYST, and CAPS patients may not be able to afford ARCALYST, if third party payers do not agree to reimburse the cost of ARCALYST therapy and this would adversely affect our ability to commercialize ARCALYST profitably.

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

     A small number of our shareholders beneficially own a substantial amount of our Common Stock. As of September 30, 2009, our five largest shareholders beneficially owned 42.0% of our outstanding shares of Common Stock, assuming, in the case of our Leonard S. Schleifer, M.D. Ph.D., our Chief Executive Officer, the conversion of his Class A Stock into Common Stock and the exercise of all options held by him which are exercisable within 60 days of September 30, 2009. As of September 30, 2009, sanofi-aventis beneficially owned 14,799,552 shares of Common Stock, representing approximately 18.9% of the shares of Common Stock then outstanding. Under our investor agreement with sanofi-aventis, sanofi-aventis may not sell these shares until December 20, 2012 except under limited circumstances and subject to earlier termination of these restrictions upon the occurrence of certain events. Notwithstanding these restrictions, if sanofi-aventis, or our other significant shareholders or we, sell substantial amounts of our Common Stock in the public market, or the perception that such sales may occur exists, the market price of our Common Stock could fall. Sales of Common Stock by our significant shareholders, including sanofi-aventis, also might make it more difficult for us to raise funds by selling equity or equity-related securities in the future at a time and price that we deem appropriate.

Our existing shareholders may be able to exert significant influence over matters requiring shareholder approval.

     Holders of Class A Stock, who are generally the shareholders who purchased their stock from us before our initial public offering, are entitled to ten votes per share, while holders of Common Stock are entitled to one vote per share. As of September 30, 2009, holders of Class A Stock held 22.3% of the combined voting power of all shares of Common Stock and Class A Stock then outstanding, plus any voting power associated with any shares of Common Stock beneficially owned by such Class A Stock holders. These shareholders, if acting together, would be in a position to significantly influence the election of our directors and to effect or prevent certain corporate transactions that require majority or supermajority approval of the combined classes, including mergers and other business combinations. This may result in us taking corporate actions that you may not consider to be in your best interest and may affect the price of our Common Stock. As of September 30, 2009:

  our current executive officers and directors beneficially owned 13.2% of our outstanding shares of Common Stock, assuming conversion of their Class A Stock into Common Stock and the exercise of all options held by such persons which are exercisable within 60 days of September 30, 2009, and 28.0% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by such persons which are exercisable within 60 days of September 30, 2009; and
  our five largest shareholders beneficially owned 42.0% of our outstanding shares of Common Stock, assuming, in the case of Leonard S. Schleifer, M.D., Ph.D. our Chief Executive Officer, the conversion of his Class A Stock into Common Stock and the exercise of all options held by him which are exercisable within 60 days of September 30, 2009. In addition, these five shareholders held 48.8% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by our Chief Executive Officer which are exercisable within 60 days of September 30, 2009.

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

Regeneron Pharmaceuticals, Inc.

Date: November 3, 2009	By:	/s/ MURRAY A. GOLDBERG

Murray A. Goldberg
Senior Vice President, Finance & Administration,
Chief Financial Officer, Treasurer, and
Assistant Secretary
(Principal Financial Officer and
Duly Authorized Officer)