Form 10-K
period 2009-12-31
REGENERON PHARMACEUTICALS INC
filed 2010-02-18
CIK 872589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

___________________

FORM 10-K
___________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑   No  ☐

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐   No  ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☑

     The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $1,355,426,000, computed by reference to the closing sales price of the stock on NASDAQ on June 30, 2009, the last trading day of the registrant’s most recently completed second fiscal quarter.

     The number of shares outstanding of each of the registrant's classes of common stock as of February 12, 2010:

Class of Common Stock	Number of Shares
Class A Stock, $.001 par value	2,211,698
Common Stock, $.001 par value	79,441,680

DOCUMENTS INCORPORATED BY REFERENCE:

     Specified portions of the Registrant’s definitive proxy statement to be filed in connection with solicitation of proxies for its 2010 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K. Exhibit index is located on pages 65 to 68 of this filing.

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

     We have eight product candidates in clinical development, including three that are in late-stage (Phase 3) clinical development. Our late stage programs are rilonacept, which is being developed for the prevention and treatment of gout-related flares; VEGF Trap-Eye, which is being developed in eye diseases using intraocular delivery in collaboration with Bayer HealthCare LLC; and aflibercept (VEGF Trap), which is being developed in oncology in collaboration with the sanofi-aventis Group. Our earlier stage clinical programs are REGN475, an antibody to Nerve Growth Factor (NGF), which is being developed for the treatment of pain; REGN88, an antibody to the interleukin-6 receptor (IL-6R), which is being developed in rheumatoid arthritis; REGN421, an antibody to Delta-like ligand-4 (Dll4), which is being developed in oncology; REGN727, an antibody to PCSK9, which is being developed for low density lipoprotein (LDL) cholesterol reduction; and REGN668, an antibody to the interleukin-4 receptor (IL-4R), which is being developed for certain allergic and immune conditions. All five of our earlier stage clinical programs are fully human antibodies that are being developed in collaboration with sanofi-aventis.

     Our core business strategy is to maintain a strong foundation in basic scientific research and discovery-enabling technologies and combine that foundation with our clinical development and manufacturing capabilities. Our long-term objective is to build a successful, integrated biopharmaceutical company that provides patients and medical professionals with new and better options for preventing and treating human diseases. However, developing and commercializing new medicines entails significant risk and expense.

     We believe that our ability to develop product candidates is enhanced by the application of our VelociSuite™ technology platforms. Our discovery platforms are designed to identify specific genes of therapeutic interest for a particular disease or cell type and validate targets through high-throughput production of mammalian models. Our human monoclonal antibody technology (VelocImmune®) and cell line expression technologies (VelociMab™) may then be utilized to design and produce new product candidates directed against the disease target. Our five antibody product candidates currently in clinical trials were developed using VelocImmune. Under the terms of our antibody collaboration with sanofi-aventis, which was expanded during 2009, we plan to advance an average of four to five new antibody product candidates into clinical development each year, for an anticipated total of 30-40 candidates over the next eight years. We continue to invest in the development of enabling technologies to assist in our efforts to identify, develop, manufacture, and commercialize new product candidates.

Commercial Product:

ARCALYST® (rilonacept) – Cryopyrin-Associated Periodic Syndromes (CAPS)

     In February 2008, we received marketing approval from the U.S. Food and Drug Administration (FDA) for ARCALYST® (rilonacept) Injection for Subcutaneous Use for the treatment of Cryopyrin-Associated Periodic Syndromes (CAPS), including Familial Cold Auto-inflammatory Syndrome (FCAS) and Muckle-Wells Syndrome (MWS) in adults and children 12 and older. We shipped $20.0 million of ARCALYST® (rilonacept) to our distributors in 2009, compared to $10.7 million in 2008. We own worldwide rights to ARCALYST.

     In October 2009, rilonacept was approved under exceptional circumstances by the European Medicines Agency (EMEA) for the treatment of CAPS with severe symptoms in adults and children aged 12 years and older. Such authorizations are permissible for products for which a company can demonstrate that comprehensive data cannot be provided, for example, because of the rarity of the condition. Each year, we will need to provide for review by the EMEA any new or follow-up information that may become available. Rilonacept is not currently marketed in the European Union.

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

Clinical Programs:

1. Rilonacept – Inflammatory Diseases

     We are evaluating rilonacept in gout, a disease in which, as in CAPS, IL-1 may play an important role in pain and inflammation. In September 2008, we announced the results of a Phase 2 study which evaluated the efficacy and safety of rilonacept versus placebo in the prevention of gout flares induced by the initiation of urate-lowering drug therapy. In this 83-patient, double-blind, placebo-controlled study, the mean number of flares per patient over the first 12 weeks of urate-lowering therapy was 0.79 with placebo and 0.15 with rilonacept (p=0.0011), an 81% reduction. This was the primary endpoint of the study. All secondary endpoints also were met with statistical significance. In the first 12 weeks of treatment, 45.2% of patients treated with placebo experienced a gout flare and, of those, 47.4% had more than one flare. Among patients treated with rilonacept, only 14.6% experienced a gout flare (p=0.0037 versus placebo) and none had more than one flare. Injection-site reaction was the most commonly reported adverse event with rilonacept and no serious drug-related adverse events were reported.

     Results from this study after the first 16 weeks of urate-lowering therapy were reported at the annual meeting of the European League Against Rheumatism (EULAR) in June 2009. Through 16 weeks, the mean number of flares per patient was 0.93 with placebo and 0.22 with rilonacept (p=0.0036). In the first 16 weeks of treatment, 47.6% of patients treated with placebo experienced a gout flare and, of those, 55.0% had more than one flare. Among patients treated with rilonacept, 22.0% experienced a gout flare (p=0.0209 versus placebo) and none had more than one flare. Adverse events after 16 weeks of treatment were similar to those reported after 12 weeks with the most frequently reported categories being infection and musculoskeletal complaints.

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

     During the first quarter of 2009, we initiated a Phase 3 clinical development program with rilonacept for the treatment of gout. The program includes four clinical trials. Two Phase 3 clinical trials (called PRE-SURGE 1 and PRE-SURGE 2) are evaluating rilonacept versus placebo for the prevention of gout flares in patients initiating urate-lowering drug therapy. A third Phase 3 trial in acute gout (SURGE) is evaluating treatment with rilonacept alone versus rilonacept in combination with a non-steroidal anti-inflammatory drug (NSAID) versus an NSAID alone. The fourth Phase 3 trial is a placebo-controlled safety study (RE-SURGE) of rilonacept in patients receiving urate-lowering therapy. SURGE and PRE-SURGE 1 are fully enrolled. We expect to report initial data from SURGE and PRE-SURGE 1 during the first half of 2010 and from PRE-SURGE 2 and RE-SURGE during the first half of 2011.

Royalty Agreement with Novartis Pharma AG

     In June 2009, we entered into a royalty agreement with Novartis Pharma AG that replaced a previous collaboration and license agreement. Under this agreement, we are entitled to receive royalties on worldwide sales of Novartis’ canakinumab, a fully human anti-interleukin-IL1ß antibody. We waived our right to opt-in to the development and commercialization of canakinumab. Canakinumab is approved to treat Cryopyrin-Associated Periodic Syndrome (CAPS) and is in development for chronic gout, type 2 diabetes, and a number of other inflammatory diseases.

2. VEGF Trap-Eye – Ophthalmologic Diseases

     VEGF Trap-Eye is a specially purified and formulated form of VEGF Trap for use in intraocular applications. We and Bayer HealthCare are testing VEGF Trap-Eye in a Phase 3 program in patients with the neovascular form of age-related macular degeneration (wet AMD). We and Bayer HealthCare are also conducting a Phase 2 study of VEGF Trap-Eye in patients with diabetic macular edema (DME). Wet AMD and diabetic retinopathy (which includes DME) are two of the leading causes of adult blindness in the developed world. In both conditions, severe visual loss is caused by a combination of retinal edema and neovascular proliferation. We and Bayer HealthCare also initiated a Phase 3 program in central retinal vein occlusion (CRVO) in July 2009. In connection with the dosing of the first patient in a Phase 3 study in CRVO, we received a $20.0 million milestone payment from Bayer HealthCare.

     The Phase 3 trials in wet AMD, known as VIEW 1 and VIEW 2 (VEGF Trap: Investigation of Efficacy and Safety in Wet age-related macular degeneration), are comparing VEGF Trap-Eye and Lucentis® (ranibizumab injection), marketed by Genentech, Inc., an anti-angiogenic agent approved for use in wet AMD. VIEW 1 is being conducted in North America and VIEW 2 is being conducted in Europe, Asia Pacific, Japan, and Latin America. The VIEW 1 and VIEW 2 trials are both evaluating VEGF Trap-Eye doses of 0.5 milligrams (mg) and 2.0 mg at dosing intervals of four weeks and 2.0 mg at a dosing interval of eight weeks (after three monthly doses) compared with Lucentis (Genentech) dosed according to its U.S. label, which specifies doses of 0.5 mg administered every four weeks over the first year. As-needed dosing (PRN) with both agents will be evaluated in the second year of the studies. VIEW 1 and VIEW 2 were fully enrolled in 2009, and initial data are expected in late 2010.

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

     In this Phase 2 study, patients receiving monthly doses of VEGF Trap-Eye of either 2.0 or 0.5 mg for 12 weeks followed by PRN dosing achieved mean improvements in visual acuity versus baseline of 9.0 letters (p<0.0001 versus baseline) and 5.4 letters (p<0.085 versus baseline), respectively, at the end of one year. The proportion of patients with vision of 20/40 or better (part of the legal minimum requirement for an unrestricted driver’s license in the U.S.) increased from 23% at baseline to 45% at week 52 in patients initially treated with 2.0 mg monthly and from 16% at baseline to 47% at week 52 in patients initially treated with 0.5 mg monthly. Patients receiving monthly doses of VEGF Trap-Eye of either 2.0 or 0.5 mg also achieved mean decreases in retinal thickness versus baseline of 143 microns (p<0.0001 versus baseline) and 125 microns (p<0.0001 versus baseline) at week 52, respectively. After week 12 to week 52 in the PRN dosing period, patients initially dosed on a 2.0 mg monthly schedule received, on average, only 1.6 additional injections and those initially dosed on a 0.5 mg monthly schedule received, on average, 2.5 additional injections.

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

     The DME study, known as the DA VINCI study, is a double-masked, randomized, controlled trial that is evaluating four different VEGF Trap-Eye dosing regimens versus laser treatment. A total of 240 patients with clinically significant DME with central macular involvement were randomized to five groups. VEGF Trap-Eye achieved the primary endpoint of the study, a statistically significant improvement in visual acuity compared to focal laser therapy, the standard of care in DME. Visual acuity was measured by the mean number of letters gained over the initial 24 weeks of the study. Patients in each of the four dosing groups receiving VEGF Trap-Eye achieved statistically significantly greater mean improvements in visual acuity (8.5 to 11.4 letters of vision gained) compared to patients receiving focal laser therapy (2.5 letters gained) at week 24 (p< 0.01 for each VEGF Trap-Eye group versus focal laser). VEGF Trap-Eye was generally well-tolerated, and no ocular or non-ocular drug-related serious adverse events were reported in the study. The adverse events reported were those typically associated with intravitreal injections or the underlying disease. Following the initial 24 weeks of treatment, patients continue to be treated for another 24 weeks on the same dosing regimens. Initial one-year results will be available later in 2010.

     VEGF Trap-Eye is also in Phase 3 development for the treatment of central retinal vein occlusion (CRVO), another cause of blindness. The COPERNICUS (COntrolled Phase 3 Evaluation of Repeated iNtravitreal administration of VEGF Trap-Eye In Central retinal vein occlusion: Utility and Safety) study is being led by Regeneron and the GALILEO (General Assessment Limiting InfiLtration of Exudates in central retinal vein Occlusion with VEGF Trap-Eye) study is being led by Bayer HealthCare. Patients in both studies will receive six monthly intravitreal injections of either VEGF Trap-Eye at a dose of 2 mg or sham control injections. The primary endpoint of both studies is improvement in visual acuity versus baseline after six months of treatment. At the end of the initial six months, patients will be dosed on a PRN basis for another six months. All patients will be eligible for rescue laser treatment. Enrollment in the COPERNICUS study began during the third quarter of 2009, and enrollment in the GALILEO study began in October 2009. Initial data are anticipated in early 2011.

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

3. Aflibercept (VEGF Trap) – Oncology

     Aflibercept is a protein-based product candidate designed to bind all forms of Vascular Endothelial Growth Factor-A (called VEGF-A, also known as Vascular Permeability Factor or VPF), VEGF-B, and the related Placental Growth Factor (called PlGF), and prevent their interaction with cell surface receptors. VEGF-A (and to a less validated degree, PlGF) is required for the growth of new blood vessels (a process known as angiogenesis) that are needed for tumors to grow and is a potent regulator of vascular permeability and leakage.

     Aflibercept is being developed globally in cancer indications in collaboration with sanofi-aventis. We and sanofi-aventis are enrolling patients in three Phase 3 trials that combine aflibercept with standard chemotherapy regimens for the treatment of cancer. One trial (called VELOUR) is evaluating aflibercept as a 2nd line treatment for metastatic colorectal cancer in combination with FOLFIRI (folinic acid (leucovorin), 5-fluorouracil, and irinotecan). A second trial (VITAL) is evaluating aflibercept as a 2nd line treatment for metastatic non-small cell lung cancer in combination with docetaxel. A third trial (VENICE) is evaluating aflibercept as a 1st line treatment for metastatic androgen independent prostate cancer in combination with docetaxel/prednisone. All three trials are studying the current standard of chemotherapy care for the cancer being studied with and without aflibercept. VITAL and VENICE are fully enrolled, and the VELOUR study is approximately 95% enrolled. In addition, a Phase 2 study (called AFFIRM) of aflibercept in 1st line metastatic colorectal cancer in combination with FOLFOX (folinic acid (leucovorin), 5-fluorouracil, and oxaliplatin) is approximately 75% enrolled.

     Each of the Phase 3 studies is monitored by an Independent Data Monitoring Committee (IDMC), a body of independent clinical experts. The IDMCs meet periodically to evaluate data from the studies and may recommend changes in study design or study discontinuation. Both interim and final analyses will be conducted when a prespecified number of events have occurred in each trial. Based on current enrollment and event rates, (i) an interim analysis of VELOUR is expected to be conducted by an IDMC in the second half of 2010, (ii) final results are anticipated in the first half of 2011 from the VITAL study and in the second half of 2011 from the VELOUR study, and (iii) an interim analysis of VENICE is expected to be conducted by an IDMC in mid-2011, with final results anticipated in 2012.

     A fourth Phase 3 trial (VANILLA) that was evaluating aflibercept as a 1st line treatment for metastatic pancreatic cancer in combination with gemcitabine was discontinued in September 2009 following a planned interim efficacy analysis by that study’s IDMC. The IDMC determined that the addition of aflibercept to gemcitabine would be unable to demonstrate a statistically significant improvement in the primary endpoint of overall survival compared to placebo plus gemcitabine in this study. The types and frequencies of adverse events reported in the combination arm with aflibercept were generally as anticipated.

     During 2009, summary results were reported for a randomized, placebo-controlled Phase 2 single-agent study of aflibercept in advanced ovarian cancer (AOC) patients with symptomatic malignant ascites (SMA), an abnormal build-up of fluid in the abdominal cavity. Patients receiving aflibercept experienced a statistically significant improvement (55 days with aflibercept as compared to 23 days for patients receiving placebo (p=0.0019)) in the primary study endpoint, mean time to first repeat paracentesis (removal of fluid from the abdominal cavity), versus placebo control. There was a statistically similar incidence of deaths in both treatment groups. Four fatal events were assessed by the investigators as aflibercept treatment related. The types and frequencies of adverse events reported with aflibercept in this study were generally consistent with those reported in clinical studies with other anti-VEGF therapies in AOC patients. Although the study demonstrated that aflibercept is a clinically active agent in this setting, given the small number of patients enrolled in this study and their fragile health status, we and sanofi-aventis concluded that it was difficult to definitively assess the overall clinical benefit that might be derived from treatment in the real-world clinical practice setting and, therefore, the data were not sufficient to submit for regulatory approval in the SMA indication.

Aflibercept Collaboration with the sanofi-aventis Group

     We and sanofi-aventis U.S. (successor to Aventis Pharmaceuticals, Inc.) globally collaborate on the development and commercialization of aflibercept. Under the terms of our September 2003 collaboration agreement, as amended, we and sanofi-aventis will share co-promotion rights and profits on sales, if any, of aflibercept outside of Japan for disease indications included in our collaboration. In Japan, we are entitled to a royalty of approximately 35% on annual sales of aflibercept, subject to certain potential adjustments. We may also receive up to $400 million in milestone payments upon receipt of specified marketing approvals, including up to $360 million in milestone payments related to the receipt of marketing approvals for up to eight aflibercept oncology and other indications in the United States or the European Union and up to $40 million related to the receipt of marketing approvals for up to five oncology indications in Japan.

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

4. REGN475 (Anti-NGF Antibody) for pain

     Nerve growth factor (NGF) is a member of the neurotrophin family of secreted proteins. NGF antagonists have been shown to prevent increased sensitivity to pain and abnormal pain response in animal models of neuropathic and chronic inflammatory pain. Mutations in the genes that code for the NGF receptors were identified in people suffering from a loss of deep pain perception. For these and other reasons, we believe blocking NGF could be a promising therapeutic approach to a variety of pain indications.

     REGN475 is a fully human monoclonal antibody to NGF generated using our VelocImmune® technology. Preclinical experiments indicate that REGN475 specifically binds to and blocks NGF activity and does not bind to or block cell signaling for closely related neurotrophins such as NT-3, NT-4/5, or BDNF.

     In the third quarter of 2009, we began a Phase 2 double-blind, placebo-controlled, dose-ranging, proof-of-concept study of REGN475 in persons with osteoarthritis of the knee. Preliminary data from that study are expected in the first half of 2010. Additionally, four Phase 2 proof-of-concept studies in other pain indications (sciatica, vertebral fracture, chronic pancreatitis, and thermal injury) were initiated in late 2009 and early 2010. REGN475 is being developed in collaboration with sanofi-aventis.

5. REGN88 (Anti-IL-6R Antibody) for inflammatory diseases

     Interleukin-6 (IL-6) is a key cytokine involved in the pathogenesis of rheumatoid arthritis, causing inflammation and joint destruction. A therapeutic antibody to the IL-6 receptor (IL-6R), tocilizumab, developed by Roche, has been approved for the treatment of rheumatoid arthritis.

     REGN88 is a fully human monoclonal antibody to IL-6R generated using our VelocImmune technology that is in a Phase 2/3 double-blind, placebo-controlled, dose-ranging study in patients with active rheumatoid arthritis and a Phase 2 double-blind, placebo-controlled, dose-ranging study in ankylosing spondylitis, a form of arthritis that primarily affects the spine. REGN88 is being developed in collaboration with sanofi-aventis.

6. REGN421 (Anti-Dll4 Antibody) for advanced malignancies

     In many clinical settings, positively or negatively regulating blood vessel growth could have important therapeutic benefits, as could the repair of damaged and leaky vessels. VEGF was the first growth factor shown to be specific for blood vessels, by virtue of having its receptor specifically expressed on blood vessel cells. In the December 21, 2006 issue of the journal Nature, we reported data from a preclinical study demonstrating that blocking an important cell signaling molecule, known as Delta-like ligand 4 (Dll4), inhibited the growth of experimental tumors by interfering with their ability to produce a functional blood supply. The inhibition of tumor growth was seen in a variety of tumor types, including those that were resistant to blockade of VEGF, suggesting a novel anti-angiogenesis therapeutic approach. Moreover, inhibition of tumor growth is enhanced by the combination of Dll4 and VEGF blockade in many preclinical tumor models.

     REGN421 is a fully human monoclonal antibody to Dll4 generated using our VelocImmune technology. REGN421 is being developed in collaboration with sanofi-aventis and is in Phase 1 clinical development.

7. REGN727 (Anti-PCSK9 Antibody) for LDL cholesterol reduction

     Elevated low density lipoprotein (LDL) levels is a validated risk factor leading to cardiovascular disease. Statins are a class of drugs that lower LDL by upregulating the expression of the LDL receptor (LDLR), which removes LDL from circulation. PCSK9 (proprotein convertase substilisin/kexin type 9) is a protein that binds to LDLR, which prevents LDLR from binding to LDL and removes it from circulation. People who have a mutation that reduces the activity of PCSK9 have lower levels of LDL, as well as a reduced risk of adverse cardiovascular events. We used our VelocImmune® technology to derive a fully human monoclonal antibody called REGN727 that is designed to bind to PCSK9 and prevent it from inhibiting LDLR. REGN727 is being developed in collaboration with sanofi-aventis and is in Phase 1 clinical development.

8. REGN668 (Anti-IL4R Antibody) for allergic and immune conditions

     Interleukin-4 receptor (IL4Ra) is required for signaling by the cytokines IL-4 and IL-13. Both of these cytokines are critical mediators of immune response, which, in turn, drives the formation of antibodies and the development of allergic responses, as well as the atopic state that underlies asthma and atopic dermatitis. REGN668 is a fully human VelocImmune antibody that is designed to bind to IL4R. REGN668 is being developed in collaboration with sanofi-aventis and is in Phase 1 clinical development.

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

VelociSuiteTM

     VelociSuite consists of VelocImmune, VelociGene®, VelociMouse®, and VelociMabTM. The VelocImmune mouse platform is utilized to produce fully human monoclonal antibodies. VelocImmune was generated by exploiting our VelociGene technology (see below), in a process in which six megabases of mouse immune gene loci were replaced, or “humanized,” with corresponding human immune gene loci. VelocImmune mice can be used to generate efficiently fully human monoclonal antibodies to targets of therapeutic interest. VelocImmune and our entire VelociSuite offer the potential to increase the speed and efficiency through which human monoclonal antibody therapeutics may be discovered and validated, thereby improving the overall efficiency of our early stage drug development activities. We are utilizing the VelocImmune technology to produce our next generation of drug candidates for preclinical and clinical development.

     Our VelociGene platform allows custom and precise manipulation of very large sequences of DNA to produce highly customized alterations of a specified target gene, or genes, and accelerates the production of knock-out and transgenic expression models without using either positive/negative selection or isogenic DNA. In producing knock-out models, a color or fluorescent marker may be substituted in place of the actual gene sequence, allowing for high-resolution visualization of precisely where the gene is active in the body during normal body functioning as well as in disease processes. For the optimization of pre-clinical development and toxicology programs, VelociGene offers the opportunity to humanize targets by replacing the mouse gene with the human homolog. Thus, VelociGene® allows scientists to rapidly identify the physical and biological effects of deleting or over-expressing the target gene, as well as to characterize and test potential therapeutic molecules.

     Our VelociMouse® technology platform allows for the direct and immediate generation of genetically altered mice from embryonic stem cells (ES cells), thereby avoiding the lengthy process involved in generating and breeding knockout mice from chimeras. Mice generated through this method are normal and healthy and exhibit a 100% germ-line transmission. Furthermore, the VelociMice are suitable for direct phenotyping or other studies. We have also developed our VelociMab™ platform for the rapid screening of antibodies and rapid generation of expression cell lines for our Traps and our VelocImmune® human monoclonal antibodies.

Antibody Collaboration and License Agreements

     sanofi-aventis. In November 2007, we and sanofi-aventis entered into a global, strategic collaboration to discover, develop, and commercialize fully human monoclonal antibodies. The collaboration is governed by a Discovery and Preclinical Development Agreement and a License and Collaboration Agreement. We received a non-refundable, up-front payment of $85.0 million from sanofi-aventis under the discovery agreement. In addition, sanofi-aventis is funding research at Regeneron to identify and validate potential drug discovery targets and develop fully human monoclonal antibodies against these targets. Sanofi-aventis funded approximately $175 million of research from the collaboration’s inception through December 31, 2009. In November 2009, we and sanofi-aventis amended these agreements to expand and extend our antibody collaboration. Sanofi-aventis will now fund up to $160 million per year of our antibody discovery activities over the period from 2010-2017, subject to a one-time option for sanofi-aventis to adjust the maximum reimbursement amount down to $120 million per year commencing in 2014 if over the prior two years certain specified criteria are not satisfied. In addition, sanofi-aventis will fund up to $30 million of agreed-upon costs we incur to expand our manufacturing capacity at our Rensselaer, New York facilities. As under the original 2007 agreement, sanofi-aventis also has an option to extend the discovery program for up to an additional three years for further antibody development and preclinical activities. We will lead the design and conduct of research activities, including target identification and validation, antibody development, research and preclinical activities through filing of an Investigational New Drug Application, toxicology studies, and manufacture of preclinical and clinical supplies. The goal of the expanded collaboration is to advance an average of four to five new antibody product candidates into clinical development each year, for an anticipated total of 30-40 candidates over the next eight years.

     For each drug candidate identified under the discovery agreement, sanofi-aventis has the option to license rights to the candidate under the license agreement. If it elects to do so, sanofi-aventis will co-develop the drug candidate with us through product approval. To date, sanofi-aventis has opted into the development of five antibody candidates. Development costs will be shared between the companies, with sanofi-aventis generally funding drug candidate development costs up front, except that following receipt of the first positive Phase 3 trial results for a co-developed drug candidate, subsequent Phase 3 trial-related costs for that drug candidate will be shared 80% by sanofi-aventis and 20% by us. We are generally responsible for reimbursing sanofi-aventis for half of the total development costs for all collaboration antibody products from our share of profits from commercialization of collaboration products to the extent they are sufficient for this purpose. However, we are not required to apply more than 10% of our share of the profits from collaboration products in any calendar quarter towards reimbursing sanofi-aventis for these development costs.

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

     AstraZeneca UK Limited. In February 2007, we entered into a non-exclusive license agreement with AstraZeneca UK Limited that allows AstraZeneca to utilize our VelocImmune® technology in its internal research programs to discover human monoclonal antibodies. Under the terms of the agreement, AstraZeneca made $20.0 million annual, non-refundable payments to us in the first quarter of 2007, 2008, and 2009. AstraZeneca is required to make up to three additional annual payments of $20.0 million, subject to its ability to terminate the agreement after making the next annual payment in the first quarter of 2010. We are entitled to receive a mid-single-digit royalty on any future sales of antibody products discovered by AstraZeneca using our VelocImmune technology.

     Astellas Pharma Inc. In March 2007, we entered into a non-exclusive license agreement with Astellas Pharma Inc. that allows Astellas to utilize our VelocImmune technology in its internal research programs to discover human monoclonal antibodies. Under the terms of the agreement, Astellas made $20.0 million annual, non-refundable payments to us in the second quarter of 2007, 2008, and 2009. Astellas is required to make up to three additional annual payments of $20.0 million, subject to its ability to terminate the agreement after making the next annual payment in the second quarter of 2010. We are entitled to receive a mid-single-digit royalty on any future sales of antibody products discovered by Astellas using our VelocImmune technology.

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

Research Programs

     Our preclinical research programs are in the areas of oncology and angiogenesis, ophthalmology, metabolic and related diseases, muscle diseases and disorders, inflammation and immune diseases, bone and cartilage, pain, cardiovascular diseases, and infectious diseases.

Sales and Marketing

     We have established a small commercial organization to support sales of ARCALYST® (rilonacept) for the treatment of CAPS in the United States. We have no sales or distribution personnel and distribute the product through third party service providers. We currently have no sales, marketing, commercial, or distribution organization outside the United States. If we receive regulatory approval to market and sell additional products in the United States or in other countries, we may either expand our commercial organization or rely on third party product licensees or service providers.

Manufacturing

     Our manufacturing facilities are located in Rensselaer, New York and consist of three buildings totaling approximately 395,500 square feet of research, manufacturing, office, and warehouse space. We currently have approximately 27,500 liters of cell culture capacity at these facilities and have plans to increase our manufacturing capacity to approximately 54,000 liters in 2010. Up to $30 million of agreed-upon costs related to this expansion will be funded by sanofi-aventis under the terms of our amended antibody collaboration. At December 31, 2009, we employed 278 people at our Rensselaer facilities. There were no impairment losses associated with long-lived assets at these facilities as of December 31, 2009.

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

Competition

     We face substantial competition from pharmaceutical, biotechnology, and chemical companies (see “Risk Factors – Even if our product candidates are approved for marketing, their commercial success is highly uncertain because our competitors have received approval for products with a similar mechanism of action, and competitors may get to the marketplace with better or lower cost drugs.”). Our competitors include Genentech, Novartis, Pfizer Inc., Bayer HealthCare, Onyx Pharmaceuticals, Inc., Eli Lilly and Company, Abbott, sanofi-aventis, Merck & Co., Amgen Inc., Roche, and others. Many of our competitors have substantially greater research, preclinical, and clinical product development and manufacturing capabilities, and financial, marketing, and human resources than we do. Competition from smaller competitors may also be or become more significant if those competitors acquire or discover patentable inventions, form collaborative arrangements, or merge with large pharmaceutical companies. Even when we achieve product commercialization, one or more of our competitors may achieve product commercialization earlier than we do or obtain patent protection that dominates or adversely affects our activities. Our ability to compete will depend on how fast we can develop safe and effective product candidates, complete clinical testing and approval processes, and supply commercial quantities of the product to the market. Competition among product candidates approved for sale will also be based on efficacy, safety, reliability, availability, price, patent position, and other factors.

     ARCALYST®(rilonacept). In 2009, Novartis received regulatory approval in the U.S. and Europe for canakinumab (Ilaris®), a fully human anti-interleukin-IL1ß antibody, for the treatment of CAPS. Canakinumab is also in development for chronic gout and a number of other inflammatory diseases. In October 2009, Novartis announced positive Phase 2 results showing that canakinumab is significantly more effective than an injectable corticosteroid at reducing pain and preventing recurrent attacks or “flares” in patients with hard-to-treat gout. In addition, there are both small molecules and antibodies in development by other third parties that are designed to block the synthesis of interleukin-1 or inhibit the signaling of interleukin-1. For example, Eli Lilly and Xoma Ltd. are each developing antibodies to interleukin-1 and Amgen is developing an antibody to the interleukin-1 receptor. These drug candidates could offer competitive advantages over ARCALYST. The successful development and/or commercialization of these competing molecules could delay or impair our ability to successfully develop and commercialize ARCALYST.

     VEGF Trap-Eye. The market for eye disease products is also very competitive. Novartis and Genentech are collaborating on the commercialization and further development of a VEGF antibody fragment (Lucentis) for the treatment of wet AMD, DME, and other eye indications. Lucentis (Genentech) was approved by the FDA in June 2006 for the treatment of wet AMD. Many other companies are working on the development of product candidates for the potential treatment of wet AMD and DME that act by blocking VEGF and VEGF receptors, and through the use of small interfering ribonucleic acids (siRNAs) that modulate gene expression. In addition, ophthalmologists are using off-label, with success for the treatment of wet AMD, a third-party reformulated version of Genentech’s approved VEGF antagonist, Avastin® (bevacizumab). The relatively low cost of therapy with Avastin (Genentech) in patients with wet AMD presents a significant competitive challenge in this indication. The National Eye Institute (NEI) initiated a Phase 3 trial to compare Lucentis (Genentech) to Avastin (Genentech) in the treatment of wet AMD. Data from this NEI study are expected to be published in 2011. Avastin (Genentech) is also being evaluated in eye diseases in trials that have been initiated in the United Kingdom, Canada, Brazil, Mexico, Germany, Israel, and other areas.

     Aflibercept (VEGF Trap). Many companies are developing therapeutic molecules designed to block the actions of VEGF specifically and angiogenesis in general. A variety of approaches have been employed, including antibodies to VEGF, antibodies to the VEGF receptor, small molecule antagonists to the VEGF receptor tyrosine kinase, and other anti-angiogenesis strategies. Many of these alternative approaches may offer competitive advantages to our VEGF Trap in efficacy, side-effect profile, or method of delivery. Additionally, some of these molecules are either already approved for marketing or are at a more advanced stage of development than our product candidate.

     In particular, Genentech has an approved VEGF antagonist, Avastin, on the market for treating certain cancers and a number of pharmaceutical and biotechnology companies are working to develop competing VEGF antagonists, including Novartis, Amgen, Pfizer, Imclone/Eli Lilly, AstraZeneca, and GlaxoSmithKline. Many of these molecules are further along in development than aflibercept and may offer competitive advantages over our molecule. Pfizer and Onyx (together with its partner Bayer Healthcare) are selling and marketing oral medications that target tumor cell growth and new vasculature formation that fuels the growth of tumors.

     Monoclonal Antibodies. Our early-stage clinical candidates in development are all fully human monoclonal antibodies, which were generated using our VelocImmune® technology. Our antibody generation technologies and early-stage clinical candidates face competition from many pharmaceutical and biotechnology companies using various technologies.

     Numerous other companies are developing therapeutic antibody products. Companies such as Pfizer, Johnson & Johnson, MedImmune, LLC (a subsidiary of AstraZeneca), Amgen, Biogen Idec, Inc., Novartis, Roche, Genentech, Bristol-Myers Squib, Abbott, and GlaxoSmithKline have generated therapeutic products that are currently in development or on the market that are derived from recombinant DNA that comprise human antibody sequences. As noted above, AstraZeneca and Astellas have licensed our VelocImmune technology as part of their internal antibody development programs.

     We are aware of several pharmaceutical and biotechnology companies actively engaged in the research and development of antibody products against targets that are also the targets of our early-stage product candidates. For example, Pfizer, Johnson & Johnson, and Abbott are developing antibody product candidates against NGF. The Pfizer antibody against NGF is in Phase 3 clinical trials for the treatment of pain due to osteoarthritis. Roche is marketing an antibody against the interleukin-6 receptor (tocilizumab) for the treatment of rheumatoid arthritis, and several other companies, including Centocor Ortho Biotech, Inc. and Bristol Myers Squibb, have antibodies against IL-6 in clinical development for this disease. GlaxoSmithKline, in partnership with OncoMed Pharmaceuticals, Inc., has a Dll4 antibody in clinical development for the treatment of solid tumors. Aerovance has two formulations of a biologic directed against interleukin-4 in clinical development. Amgen previously had an antibody against the interleukin-4 receptor in clinical development for the treatment of asthma. We believe that several companies, including Amgen, have development programs for antibodies against PCSK9.

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

Patents, Trademarks, and Trade Secrets

     Our success depends, in part, on our ability to obtain patents, maintain trade secret protection, and operate without infringing on the proprietary rights of third parties (see “Risk Factors – We may be restricted in our development and/or commercialization activities by, and could be subject to damage awards if we are found to have infringed, third party patents or other proprietary rights.”). Our policy is to file patent applications to protect technology, inventions, and improvements that we consider important to our business and operations. As of December 31, 2009, we held an ownership interest in a total of approximately 180 issued patents in the United States and over 750 issued patents in foreign countries with respect to our products and technologies. In addition, we held an ownership interest in hundreds of patent applications in the United States and foreign countries.

     Our patent portfolio includes granted patents and pending patent applications covering our VelociSuite™ technologies, including our VelocImmune® mouse platform which produces fully human monoclonal antibodies. Our issued patents covering these technologies generally expire between 2020 and 2030. However, we continue to file patent applications directed to improvements to these technology platforms.

     Our patent portfolio also includes issued patents and pending applications relating to our marketed product, ARCALYST® (rilonacept), and our product candidates in clinical development. These patents cover the proteins and DNA encoding the proteins, manufacturing patents, method of use patents, pharmaceutical compositions, as well as various methods of using the products. For each of ARCALYST and our late-stage clinical candidates, aflibercept (VEGF Trap) and VEGF Trap-Eye, these patents generally expire between 2020 and 2026. However, the projected patent terms may be subject to extension based on potential patent term extensions in countries where such extensions are available.

     We also are the nonexclusive licensee of a number of additional patents and patent applications. In July 2008 we entered into an Amended and Restated Non-Exclusive License Agreement with Cellectis S.A. pursuant to which we licensed certain patents and patent applications relating to a process for the specific replacement of a copy of a gene in the receiver genome by homologous recombination. Pursuant to this agreement, we agreed to pay Cellectis a low, single-digit royalty based on any future revenue received by us from any future licenses or sales of our VelociGene® or VelocImmune products or services. No royalties are payable on any revenue from commercial sales of antibodies from our VelocImmune technology, including antibodies developed under our collaboration with sanofi-aventis. We also have non-exclusive license agreements with Amgen and other organizations for patent rights related to ARCALYST. In exchange for these licenses, we pay a mid-single digit royalty on net sales of ARCALYST.

     Patent law relating to the patentability and scope of claims in the biotechnology field is evolving and our patent rights are subject to this additional uncertainty. The degree of patent protection that will be afforded to our products in the United States and other important commercial markets is uncertain and is dependent upon the scope of protection decided upon by the patent offices, courts, and governments in these countries. There is no certainty that our existing patents or others, if obtained, will provide us protection from competition or provide commercial benefit.

     Others may independently develop similar products or processes to those developed by us, duplicate any of our products or processes or, if patents are issued to us, design around any products and processes covered by our patents. We expect to continue, when appropriate, to file product and process applications with respect to our inventions. However, we may not file any such applications or, if filed, the patents may not be issued. Patents issued to or licensed by us may be infringed by the products or processes of others.

     Defense and enforcement of our intellectual property rights is expensive and time consuming, even if the outcome is favorable to us. It is possible that patents issued or licensed to us will be successfully challenged, that a court may find that we are infringing validly issued patents of third parties, or that we may have to alter or discontinue the development of our products or pay licensing fees to take into account patent rights of third parties.

Government Regulation

     Regulation by government authorities in the United States and foreign countries is a significant factor in the research, development, manufacture, and marketing of ARCALYST and our product candidates (see “Risk Factors – If we do not obtain regulatory approval for our product candidates, we will not be able to market or sell them.”). All of our product candidates will require regulatory approval before they can be commercialized. In particular, human therapeutic products are subject to rigorous preclinical and clinical trials and other pre-market approval requirements by the FDA and foreign authorities. Many aspects of the structure and substance of the FDA and foreign pharmaceutical regulatory practices have been reformed during recent years, and continued reform is under consideration in a number of jurisdictions. The ultimate outcome and impact of such reforms and potential reforms cannot be predicted.

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

Business Segments

     We manage our business as one segment which includes all activities related to the discovery of pharmaceutical products for the treatment of serious medical conditions and the development and commercialization of these discoveries. This segment also includes revenues and expenses related to (i) research and development activities conducted under our collaboration agreements with third parties and our grant from the NIH, (ii) ARCALYST® (rilonacept) product sales for the treatment of CAPS, (iii) licensing agreements to utilize our VelocImmune® technology, and (iv) the supply of specified, ordered research materials using our VelociGene® technology platform.

Employees

     As of December 31, 2009, we had 1,029 full-time employees, of whom 192 held a Ph.D. and/or M.D., or PharmD degree. We believe that we have been successful in attracting skilled and experienced personnel in a highly competitive environment; however, competition for these personnel is intense. None of our personnel are covered by collective bargaining agreements and our management considers its relations with our employees to be good.

Available Information

     We make available free of charge on or through our Internet website (http://www.regeneron.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

     From inception on January 8, 1988 through December 31, 2009, we had a cumulative loss of $941.1 million. If we continue to incur operating losses and fail to become a profitable company, we may be unable to continue our operations. In the absence of substantial revenue from the sale of products or other sources, the amount, timing, nature or source of which cannot be predicted, our losses will continue as we conduct our research and development activities.

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

     As of December 31, 2009, cash, cash equivalents, restricted cash, and marketable securities totaled $390.0 million and represented 53% of our total assets. We have invested our excess cash primarily in direct obligations of the U.S. government and its agencies, other debt securities guaranteed by the U.S. government, and money market funds that invest in U.S. Government securities and, to a lesser extent, investment grade debt securities issued by corporations, bank deposits, and asset-backed securities. We consider assets classified as marketable securities to be “available-for-sale,” as defined by FASB authoritative guidance. Marketable securities totaled $181.3 million at December 31, 2009, are carried at fair value, and the unrealized gains and losses are included in other accumulated comprehensive income (loss) as a separate component of stockholders’ equity. If the decline in the value of a security in our investment portfolio is deemed to be other-than-temporary, we write down the security to its current fair value and recognize a loss which may be fully charged against income. For example, we recognized other-than-temporary impairment charges related to certain marketable securities of $5.9 million, $2.5 million and $0.1 million in 2007, 2008, and 2009, respectively. The current economic environment, the deterioration in the credit quality of some of the issuers of securities that we hold, and the recent volatility of securities markets increase the risk that we may not recover the principal we invested and/or there may be further declines in the market value of securities in our investment portfolio. As a result, we may incur additional charges against income in future periods for other-than-temporary impairments or realized losses upon a security’s sale or maturity, and such amounts may be material.

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

     We are testing aflibercept, VEGF Trap-Eye, and rilonacept in a number of late-stage clinical trials. Clinical trials may not demonstrate statistically sufficient effectiveness and safety to obtain the requisite regulatory approvals for these product candidates. In a number of instances, we have terminated the development of product candidates due to a lack of or modest effectiveness.

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

     We are testing VEGF Trap-Eye in Phase 3 trials for the treatment of wet AMD and the treatment of Central Retinal Vein Occlusion (CRVO). Although we reported positive Phase 2 trial results with VEGF Trap-Eye in wet AMD, based on a limited number of patients, the results from the larger Phase 3 trials may not demonstrate that VEGF Trap-Eye is safe and effective or compares favorably to Lucentis (Genentech). A number of other potential new drugs and biologics which showed promising results in initial clinical trials subsequently failed to establish sufficient safety and efficacy data to obtain necessary regulatory approvals. VEGF Trap-Eye has not been previously studied in CRVO.

     Rilonacept is in Phase 3 clinical trials for two different gout indications – the prevention of gout flares in patients initiating urate-lowering drug therapy and acute gout. We do not have proof of concept data from Phase 2 clinical trials that rilonacept will be safe or effective in the acute gout setting. Although we reported positive Phase 2 proof of concept data from a small number of patients initiating urate-lowering drug therapy, there is a risk that the results of the larger Phase 3 trials of rilonacept in patients initiating urate-lowering drug therapy will differ from the previously reported Phase 2 trial. A number of potential new drugs and biologics which showed promising results in initial clinical trials subsequently failed to establish sufficient safety and efficacy data to obtain necessary regulatory approvals.

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

     We must conduct extensive testing of our product candidates before we can obtain regulatory approval to market and sell them. We need to conduct both preclinical animal testing and human clinical trials. Conducting these trials is a lengthy, time-consuming, and expensive process. These tests and trials may not achieve favorable results for many reasons, including, among others, failure of the product candidate to demonstrate safety or efficacy, the development of serious or life-threatening adverse events (or side effects) caused by or connected with exposure to the product candidate, difficulty in enrolling and maintaining subjects in the clinical trial, lack of sufficient supplies of the product candidate or comparator drug, and the failure of clinical investigators, trial monitors, contractors, consultants, or trial subjects to comply with the trial plan or protocol. A clinical trial may fail because it did not include a sufficient number of patients to detect the endpoint being measured or reach statistical significance. A clinical trial may also fail because the dose(s) of the investigational drug included in the trial were either too low or too high to determine the optimal effect of the investigational drug in the disease setting.

     Many of our clinical trials are conducted under the oversight of Independent Data Monitoring Committees (or IDMCs). These independent oversight bodies are made up of external experts who review the progress of ongoing clinical trials, including available safety and efficacy data, and make recommendations concerning a trial’s continuation, modification, or termination based on interim, unblinded data. Any of our ongoing clinical trials may be discontinued or amended in response to recommendations made by responsible IDMCs based on their review of such interim trial results. For example, in September 2009, a Phase 3 trial that was evaluating aflibercept as a 1st line treatment for metastic pancreatic cancer in combination with gemcitabine was discontinued at the recommendation of an IDMC after a planned analysis of interim efficacy data determined that the trial would not meet its efficacy endpoint. The recommended termination of any of our ongoing late-stage clinical trials by an IDMC could harm the future development of our product candidate(s) and our business may be materially harmed.

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

     We have tested ARCALYST® (rilonacept) in only a small number of patients. As more patients begin to use our product and as we test it in new disease settings, new risks and side effects associated with ARCALYST may be discovered, and risks previously viewed as inconsequential could be determined to be significant. Like cytokine antagonists such as Kineret® (anakinra), marketed by Biovitrum, Enbrel® (etanercept), marketed by Amgen and Wyeth Pharmaceuticals, Inc., and Remicade® (infliximab) marketed by Centocor, ARCALYST affects the immune defense system of the body by blocking some of its functions. Therefore, ARCALYST may interfere with the body’s ability to fight infections. Treatment with Kineret (Biovitrum), a medication that works through the inhibition of IL-1, has been associated with an increased risk of serious infections, and serious, life threatening infections have been reported in patients taking ARCALYST. These or other complications or side effects could cause regulatory authorities to revoke approvals of ARCALYST. Alternatively, we may be required to conduct additional clinical trials, make changes in the labeling of our product, or limit or abandon our efforts to develop ARCALYST in new disease settings. These side effects may also result in a reduction, or even the elimination, of sales of ARCALYST in approved indications.

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

     Our business requires using sensitive and proprietary technology and other information that we protect as trade secrets. We seek to prevent improper disclosure of these trade secrets through confidentiality agreements. If our trade secrets are improperly exposed, either by our own employees or our collaborators, it would help our competitors and adversely affect our business. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our rights are covered by valid and enforceable patents or are effectively maintained as trade secrets. The patent position of biotechnology companies involves complex legal and factual questions and, therefore, enforceability cannot be predicted with certainty. Our patents may be challenged, invalidated, or circumvented. Patent applications filed outside the United States may be challenged by third parties who file an opposition. Such opposition proceedings are increasingly common in the European Union and are costly to defend. We have pending patent applications in the European Patent Office and it is likely that we will need to defend patent applications from third party challengers from time to time in the future. Our patent rights may not provide us with a proprietary position or competitive advantages against competitors. Furthermore, even if the outcome is favorable to us, the enforcement of our intellectual property rights can be extremely expensive and time consuming.

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

     In addition to the FDA and other regulatory agency regulations in the United States, we are subject to a variety of foreign regulatory requirements governing human clinical trials, manufacturing, marketing and approval of drugs, and commercial sale and distribution of drugs in foreign countries. The foreign regulatory approval process includes all of the risks associated with FDA approval as well as country specific regulations. Whether or not we obtain FDA approval for a product in the United States, we must obtain approval by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of ARCALYST or any of our product candidates in those countries.

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

     As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on the Company’s internal control over financial reporting in their annual reports on Form 10-K that contains an assessment by management of the effectiveness of our internal control over financial reporting. In addition, the independent registered public accounting firm auditing our financial statements must attest to and report on the effectiveness of our internal control over financial reporting. Our independent registered public accounting firm provided us with an unqualified report as to the effectiveness of our internal control over financial reporting as of December 31, 2009, which report is included in this Annual Report on Form 10-K. However, we cannot assure you that management or our independent registered public accounting firm will be able to provide such an unqualified report as of future year-ends. In this event, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the market value of our Common Stock. In addition, if it is determined that deficiencies in the design or operation of internal controls exist and that they are reasonably likely to adversely affect our ability to record, process, summarize, and report financial information, we would likely incur additional costs to remediate these deficiencies and the costs of such remediation could be material.

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

  changes in FDA and foreign regulations that may require additional safety monitoring prior to or after the introduction of new products to market, which could materially increase our costs of doing business; and

  changes in FDA and foreign current Good Manufacturing Practice, or cGMPs, that make it more difficult for us to manufacture our marketed product and clinical candidates in accordance with cGMPs.
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

     We rely heavily on the funding from sanofi-aventis to support our target discovery and antibody research and development programs. Sanofi-aventis has committed to pay up to $1.28 billion between 2010 and 2017 to fund our efforts to identify and validate drug discovery targets and pre-clinically develop fully human monoclonal antibodies against such targets. In addition, sanofi-aventis funds almost all of the development expenses incurred by both companies in connection with the clinical development of antibodies that sanofi-aventis elects to co-develop with us. We rely on sanofi-aventis to fund these activities. In addition, with respect to those antibodies that sanofi-aventis elects to co-develop with us, such as REGN88, REGN421, REGN475, REGN727, and REGN668 we rely on sanofi-aventis to lead much of the clinical development efforts and assist with obtaining regulatory approval, particularly outside the United States. We also rely on sanofi-aventis to lead the commercialization efforts to support all of the antibody products that are co-developed by sanofi-aventis and us. If sanofi-aventis does not elect to co-develop the antibodies that we discover or opts-out of their development, we would be required to fund and oversee on our own the clinical trials, any regulatory responsibilities, and the ensuing commercialization efforts to support our antibody products. If sanofi-aventis terminates the antibody collaboration or fails to comply with its payment obligations thereunder, our business, financial condition, and results of operations would be materially harmed. We would be required to either expend substantially more resources than we have anticipated to support our research and development efforts, which could require us to seek additional funding that might not be available on favorable terms or at all, or materially cut back on such activities. While we cannot assure you that any of the antibodies from this collaboration will ever be successfully developed and commercialized, if sanofi-aventis does not perform its obligations with respect to antibodies that it elects to co-develop, our ability to develop, manufacture, and commercialize these antibody product candidates will be significantly adversely affected.

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

     We depend upon third-party collaborators, including sanofi-aventis, Bayer HealthCare, and service providers such as clinical research organizations, outside testing laboratories, clinical investigator sites, and third-party manufacturers and product packagers and labelers, to assist us in the manufacture and preclinical and clinical development of our product candidates. If any of our existing collaborators or service providers breaches or terminates its agreement with us or does not perform its development or manufacturing services under an agreement in a timely manner or in compliance with applicable Good Manufacturing Practices (GMPs), Good Laboratory Practices (GLPs), or Good Clinical Practice (GCP) Standards, we could experience additional costs, delays, and difficulties in the manufacture or development or in obtaining approval by regulatory authorities for our product candidates.

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

     We are marketing and selling ARCALYST for the treatment of CAPS ourselves in the United States, primarily through third party service providers. We have no sales or distribution personnel in the United States and have only a small staff with commercial capabilities. We currently have no sales, marketing, commercial, or distribution capabilities outside the United States. If we are unable to obtain those capabilities, either by developing our own organizations or entering into agreements with service providers, even if our current or future product candidates receive marketing approval, we will not be able to successfully sell those products. In that event, we will not be able to generate significant revenue, even if our product candidates are approved. We cannot guarantee that we will be able to hire the qualified sales and marketing personnel we need or that we will be able to enter into marketing or distribution agreements with third-party providers on acceptable terms, if at all. Under the terms of our collaboration agreement with sanofi-aventis, we will rely on sanofi-aventis for sales, marketing, and distribution of aflibercept in cancer indications, should it be approved in the future by regulatory authorities for marketing. We will have to rely on a third party or devote significant resources to develop our own sales, marketing, and distribution capabilities for our other product candidates, including VEGF Trap-Eye in the United States, and we may be unsuccessful in developing our own sales, marketing, and distribution organization.

There may be too few patients with CAPS to profitably commercialize ARCALYST® (rilonacept) in this indication.

     Our only approved product is ARCALYST for the treatment of CAPS, a group of rare, inherited auto-inflammatory diseases. These rare diseases affect a very small group of people. The incidence of CAPS has been reported to be approximately 1 in 1,000,000 people in the United States. Although the incidence rate of CAPS in Europe has not been reported, it is known to be a rare set of diseases. In October 2009 we received European marketing authorization for rilonacept for CAPS. In 2009, Novartis received regulatory approval in the U.S. and Europe for its IL-1 antibody product for the treatment of CAPS. Given the very rare nature of the disease and the competition from Novartis’ IL-1 antibody product, we may be unable to profitably commercialize ARCALYST in this indication.

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

     Genentech has an approved VEGF antagonist, Avastin, on the market for treating certain cancers and many different pharmaceutical and biotechnology companies are working to develop competing VEGF antagonists, including Novartis, Amgen, Imclone/Eli Lilly, Pfizer, AstraZeneca, and GlaxoSmithKline. Many of these molecules are farther along in development than aflibercept and may offer competitive advantages over our molecule. Each of Pfizer and Onyx, (together with its partner Bayer HealthCare) has received approval from the FDA to market and sell an oral medication that targets tumor cell growth and new vasculature formation that fuels the growth of tumors. The marketing approvals for Genentech’s VEGF antagonist, Avastin, and their extensive, ongoing clinical development plan for Avastin in other cancer indications, make it more difficult for us to enroll patients in clinical trials to support aflibercept and to obtain regulatory approval of aflibercept in these cancer settings. This may delay or impair our ability to successfully develop and commercialize aflibercept. In addition, even if aflibercept is ever approved for sale for the treatment of certain cancers, it will be difficult for our drug to compete against Avastin (Genentech) and the FDA approved kinase inhibitors, because doctors and patients will have significant experience using these medicines. In addition, an oral medication may be considerably less expensive for patients than a biologic medication, providing a competitive advantage to companies that market such products.

     The market for eye disease products is also very competitive. Novartis and Genentech are collaborating on the commercialization and further development of a VEGF antibody fragment, Lucentis, for the treatment of age-related macular degeneration (wet AMD), DME, and other eye indications. Lucentis (Genentech) was approved by the FDA in June 2006 for the treatment of wet AMD. Many other companies are working on the development of product candidates for the potential treatment of wet AMD and DME that act by blocking VEGF and VEGF receptors, and through the use of small interfering ribonucleic acids (siRNAs) that modulate gene expression. In addition, ophthalmologists are using off-label, with success for the treatment of wet AMD, a third-party repackaged version of Genentech’s approved VEGF antagonist, Avastin. The National Eye Institute is conducting a Phase 3 trial comparing Lucentis (Genentech) to Avastin (Genentech) in the treatment of wet AMD. The marketing approval of Lucentis (Genentech) and the potential off-label use of Avastin (Genentech) make it more difficult for us to enroll patients in our clinical trials and successfully develop VEGF Trap-Eye. Even if VEGF Trap-Eye is ever approved for sale for the treatment of eye diseases, it may be difficult for our drug to compete against Lucentis (Genentech), because doctors and patients will have significant experience using this medicine. Moreover, the relatively low cost of therapy with Avastin (Genentech) in patients with wet AMD presents a further competitive challenge in this indication. While we believe that aflibercept would not be well tolerated if administered directly to the eye, if aflibercept is ever approved for the treatment of certain cancers, there is a risk that third parties will attempt to repackage aflibercept for use and sale for the treatment of wet AMD and other diseases of the eye, which would present a potential low-cost competitive threat to the VEGF Trap-Eye if it is ever approved for sale.

     The availability of highly effective FDA approved TNF-antagonists such as Enbrel (Amgen and Wyeth), Remicade (Centocor), Humira® (adalimumab), marketed by Abbott, and SimponiTM (golimumab), marketed by Centocor, and the IL-1 receptor antagonist Kineret (Biovitrum), and other marketed therapies makes it more difficult to successfully develop and commercialize rilonacept in other indications. This is one of the reasons we discontinued the development of rilonacept in adult rheumatoid arthritis. In addition, even if rilonacept is ever approved for sale in indications where TNF-antagonists are approved, it will be difficult for our drug to compete against these FDA approved TNF-antagonists because doctors and patients will have significant experience using these effective medicines. Moreover, in such indications these approved therapeutics may offer competitive advantages over rilonacept, such as requiring fewer injections.

     There are both small molecules and antibodies in development by other companies that are designed to block the synthesis of interleukin-1 or inhibit the signaling of interleukin-1. For example, Eli Lilly, Xoma, and Novartis are each developing antibodies to interleukin-1 and Amgen is developing an antibody to the interleukin-1 receptor. Novartis received marketing approval for its IL-1 antibody for the treatment of CAPS from the FDA in June 2009 and from the European Medicines Agency in October 2009. Novartis is also developing this IL-1 antibody in gout and other inflammatory diseases. Novartis’ IL-1 antibody and these other drug candidates could offer competitive advantages over ARCALYST. For example, Novartis’ IL-1 antibody is dosed once every eight weeks compared to the once-weekly dosing regimen for ARCALYST. The successful development and/or commercialization of these competing molecules could impair our ability to successfully commercialize ARCALYST.

     We have plans to develop rilonacept for the treatment of certain gout indications. In October 2009, Novartis announced positive Phase 2 results showing that canakinumab is more effective than an injectable corticosteroid at reducing pain and preventing recurrent attacks or “flares” in patients with hard-to-treat gout. Novartis’ IL-1 antibody is dosed less frequently for the treatment of CAPS and may be perceived as offering competitive advantages over rilonacept in gout by some physicians, which would make it difficult for us to successfully commercialize rilonacept in that disease.

     Currently, inexpensive, oral therapies such as analgesics and other non-steroidal anti-inflammatory drugs are used as the standard of care to treat the symptoms of these gout diseases. These established, inexpensive, orally delivered drugs may make it difficult for us to successfully commercialize rilonacept in these diseases.

The successful commercialization of ARCALYST® (rilonacept) and our product candidates will depend on obtaining coverage and reimbursement for use of these products from third-party payers and these payers may not agree to cover or reimburse for use of our products.

     Our product candidates, if commercialized, may be significantly more expensive than traditional drug treatments. For example, we have announced plans to initiate a Phase 3 program studying the use of rilonacept for the treatment of certain gout indications. Patients suffering from these gout indications are currently treated with inexpensive therapies, including non-steroidal anti-inflammatory drugs. These existing treatment options are likely to be considerably less expensive and may be preferable to a biologic medication for some patients. Our future revenues and profitability will be adversely affected if United States and foreign governmental, private third-party insurers and payers, and other third-party payers, including Medicare and Medicaid, do not agree to defray or reimburse the cost of our products to the patients. If these entities refuse to provide coverage and reimbursement with respect to our products or provide an insufficient level of coverage and reimbursement, our products may be too costly for many patients to afford them, and physicians may not prescribe them. Many third-party payers cover only selected drugs, making drugs that are not preferred by such payers more expensive for patients, and require prior authorization or failure on another type of treatment before covering a particular drug. Payers may especially impose these obstacles to coverage on higher-priced drugs, as our product candidates are likely to be.

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

     A small number of our shareholders beneficially own a substantial amount of our Common Stock. As of December 31, 2009, our four largest shareholders plus Leonard Schleifer, M.D, Ph.D., our Chief Executive Officer, beneficially owned 41.6% of our outstanding shares of Common Stock, assuming, in the case of our Chief Executive Officer, the conversion of his Class A Stock into Common Stock and the exercise of all options held by him which are exercisable within 60 days of December 31, 2009. As of December 31, 2009, sanofi-aventis beneficially owned 14,799,552 shares of Common Stock, representing approximately 18.8% of the shares of Common Stock then outstanding. Under our investor agreement, as amended, with sanofi-aventis, sanofi-aventis may not sell these shares until December 20, 2017 except under limited circumstances and subject to earlier termination of these restrictions upon the occurrence of certain events. Notwithstanding these restrictions, if sanofi-aventis, or our other significant shareholders or we, sell substantial amounts of our Common Stock in the public market, or the perception that such sales may occur exists, the market price of our Common Stock could fall. Sales of Common Stock by our significant shareholders, including sanofi-aventis, also might make it more difficult for us to raise funds by selling equity or equity-related securities in the future at a time and price that we deem appropriate.

Our existing shareholders may be able to exert significant influence over matters requiring shareholder approval.

     Holders of Class A Stock, who are generally the shareholders who purchased their stock from us before our initial public offering, are entitled to ten votes per share, while holders of Common Stock are entitled to one vote per share. As of December 31, 2009, holders of Class A Stock held 22.2% of the combined voting power of all shares of Common Stock and Class A Stock then outstanding, including any voting power associated with any shares of Common Stock beneficially owned by such Class A Stock holders. These shareholders, if acting together, would be in a position to significantly influence the election of our directors and to effect or prevent certain corporate transactions that require majority or supermajority approval of the combined classes, including mergers and other business combinations. This may result in us taking corporate actions that you may not consider to be in your best interest and may affect the price of our Common Stock. As of December 31, 2009:
  our current executive officers and directors beneficially owned 14.0% of our outstanding shares of Common Stock, assuming conversion of their Class A Stock into Common Stock and the exercise of all options held by such persons which are exercisable within 60 days of December 31, 2009, and 28.5% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by such persons which are exercisable within 60 days of December 31, 2009; and

  our four largest shareholders plus Leonard S. Schleifer, M.D., Ph.D. our Chief Executive Officer, beneficially owned 41.6% of our outstanding shares of Common Stock, assuming, in the case of our Chief Executive Officer, the conversion of his Class A Stock into Common Stock and the exercise of all options held by him which are exercisable within 60 days of December 31, 2009. In addition, these five shareholders held 48.5% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by our Chief Executive Officer which are exercisable within 60 days of December 31, 2009.
     Pursuant to an investor agreement, as amended, sanofi-aventis has agreed to vote its shares, at sanofi-aventis’ election, either as recommended by our board of directors or proportionally with the votes cast by our other shareholders, except with respect to certain change of control transactions, liquidation or dissolution, stock issuances equal to or exceeding 10% of the then outstanding shares or voting rights of Common Stock and Class A Stock, and new equity compensation plans or amendments if not materially consistent with our historical equity compensation practices.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

     None.

ITEM 2. PROPERTIES

     We conduct our research, development, manufacturing, and administrative activities at our owned and leased facilities. Under our main lease in Tarrytown, New York, as amended, we lease 537,100 square feet of laboratory and office facilities, including approximately 406,200 square feet of space that we currently occupy and approximately 130,900 square feet of additional new space that is under construction and expected to be completed in mid-2011. The term of the lease will expire in June 2024. The lease contains three renewal options to extend the term of the lease by five years each and early termination options on approximately 290,400 square feet of space. The lease provides for monthly payments over its term and additional charges for utilities, taxes, and operating expenses. Monthly lease payments on the new space that is under construction will commence in January 2011 and additional charges for utilities, taxes and operating expenses commenced in January 2010.

     In December 2009, we leased, on a short-term basis, approximately 16,700 square feet of laboratory and office space at our current Tarrytown location while construction is completed on our additional new facilities, as described above. We expect to lease this space through May 2011. We also entered into a separate agreement in December 2009 to lease approximately 6,600 additional square feet of laboratory and office space at our current Tarrytown location in facilities that are now under construction and expected to be completed in mid-2010. The term of this lease will expire in August 2011 after which time we have the option to include this space in our main Tarrytown lease, as described above. Monthly lease payments on this additional space that is under construction are expected to commence in June 2010.

     In October 2008, we entered into an operating sublease for approximately 14,100 square feet of office space in Bridgewater, New Jersey. The term of the lease expires in July 2011.

     We own facilities in Rensselaer, New York, consisting of three buildings totaling approximately 395,500 square feet of research, manufacturing, office, and warehouse space.

     The following table summarizes the information regarding our current real property leases:

			Current Monthly
	Square		Base Rental	Renewal Option
Location	Footage	Expiration	Charges(1)	Available
Tarrytown, New York(2)	389,500	June, 2024	$1,115,000	Three 5-year terms
Tarrytown, New York(3)	130,900	June, 2024	—	Three 5-year terms
Tarrytown, New York(2)	16,700	May, 2011	$7,900	None
Tarrytown, New York(4)	6,600	August, 2011	—	Incorporate into main
				Tarrytown lease
Bridgewater, New Jersey(5)	14,100	July 2011	$21,700	None
____________________

(1)	Excludes additional charges for utilities, real estate taxes, and operating expenses, as defined, included in our rent.

(2)	Represents space currently occupied in Tarrytown, New York as described above.

(3)	Represents space currently under construction. Rental payments will commence in January 2011.

(4)	Represents space currently under construction. Rental payments will commence in June 2010.

(5)	Relates to sublease in Bridgewater, New Jersey as described above.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our security holders during the last quarter of the fiscal year ended December 31, 2009.

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

     The following table sets forth, for the periods indicated, the range of high and low sales prices for the Common Stock as reported by The NASDAQ Global Select Market:

	High	Low
2008
First Quarter	$25.25	$15.61
Second Quarter	21.68	13.75
Third Quarter	24.00	13.29
Fourth Quarter	22.82	12.62

2009
First Quarter	$20.08	$11.81
Second Quarter	18.42	12.11
Third Quarter	23.49	16.05
Fourth Quarter	24.97	15.02

     As of February 12, 2010, there were 462 shareholders of record of our Common Stock and 39 shareholders of record of our Class A Stock.

     We have never paid cash dividends and do not anticipate paying any in the foreseeable future.

     The information under the heading “Equity Compensation Plan Information” in our definitive proxy statement with respect to our 2010 Annual Meeting of Shareholders to be filed with the SEC is incorporated by reference into Item 12 of this Report on Form 10-K.

STOCK PERFORMANCE GRAPH

     Set forth below is a line graph comparing the cumulative total shareholder return on Regeneron’s Common Stock with the cumulative total return of (i) The Nasdaq Pharmaceuticals Stocks Index and (ii) The Nasdaq Stock Market (U.S.) Index for the period from December 31, 2004 through December 31, 2009. The comparison assumes that $100 was invested on December 31, 2004 in our Common Stock and in each of the foregoing indices. All values assume reinvestment of the pre-tax value of dividends paid by companies included in these indices. The historical stock price performance of our Common Stock shown in the graph below is not necessarily indicative of future stock price performance.

	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009
Regeneron	$100.00	$172.64	$217.92	$262.21	$199.35	$262.54
Nasdaq Pharm	100.00	110.12	107.79	113.36	105.48	118.52
Nasdaq US	100.00	102.13	112.19	121.68	62.73	84.28

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data set forth below for the years ended December 31, 2009, 2008, and 2007 and at December 31, 2009 and 2008 are derived from and should be read in conjunction with our audited financial statements, including the notes thereto, included elsewhere in this report. The selected financial data for the years ended December 31, 2006 and 2005 and at December 31, 2007, 2006, and 2005 are derived from our audited financial statements not included in this report.

	Year Ended December 31,
	2009	2008	2007	2006	2005
		Revised*	Revised*
	(In thousands, except per share data)
Statement of Operations Data
Revenues
Collaboration revenue	$314,457	$185,138	$87,648	$47,763	$49,372
Technology licensing	40,013	40,000	28,421
Contract manufacturing				12,311	13,746
Net product sales	18,364	6,249
Contract research and other	6,434	7,070	8,955	3,373	3,075
	379,268	238,457	125,024	63,447	66,193
Expenses
Research and development	398,762	274,903	202,468	137,064	155,581
Contract manufacturing				8,146	9,557
Selling, general, and administrative	52,923	48,880	37,929	25,892	25,476
Cost of goods sold	1,686	923
	453,371	324,706	240,397	171,102	190,614
Income (loss) from operations	(74,103)	(86,249)	(115,373)	(107,655)	(124,421)

Other income (expense)
Other contract income					30,640
Investment income	4,488	18,161	20,897	16,548	10,381
Interest expense	(2,337)	(7,752)	(12,043)	(12,043)	(12,046)
Loss on early extinguishment of debt		(938)
	2,151	9,471	8,854	4,505	28,975
Net loss before income tax expense and cumulative effect
of a change in accounting principle	(71,952)	(76,778)	(106,519)	(103,150)	(95,446)
Income tax (benefit) expense	(4,122)	2,351
Net loss before cumulative effect of a
change in accounting principle	(67,830)	(79,129)	(106,519)	(103,150)	(95,446)
Cumulative effect of a change in accounting principle
related to share-based payments				813
Net loss	$(67,830)	$(79,129)	$(106,519)	$(102,337)	$(95,446)
Net loss per share, basic and diluted:
Net loss before cumulative effect of
a change in accounting principle	$(0.85)	$(1.00)	$(1.61)	$(1.78)	$(1.71)
Cumulative effect of a change in accounting principle
related to share-based payments				0.01
Net loss	$(0.85)	$(1.00)	$(1.61)	$(1.77)	$(1.71)

	At December 31,
	2009	2008	2007	2006	2005
		Revised*	Revised*
	(In thousands)
Balance Sheet Data
Cash, cash equivalents, restricted cash, and marketable
securities (current and non-current)	$390,010	$527,461	$846,279	$522,859	$316,654
Total assets	741,202	724,220	957,881	585,090	423,501
Notes payable - current portion			200,000
Notes payable - long-term portion				200,000	200,000
Facility lease obligations	109,022	54,182	21,623
Stockholders’ equity	396,762	421,514	459,348	216,624	114,002
____________________

*
We have revised our financial statements at December 31, 2008 and 2007 and for the years ended December 31, 2008 and 2007 in connection with the application of authoritative guidance issued by the Financial Accounting Standards Board (FASB) to our December 2006 lease, as amended, of laboratory and office facilities in Tarrytown, New York. The revisions, and a description of the basis for the revisions, are more fully described in Note 11 to our audited financial statements included elsewhere in this report.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     We are a biopharmaceutical company that discovers, develops, and commercializes pharmaceutical products for the treatment of serious medical conditions. We currently have one marketed product: ARCALYST® (rilonacept) Injection for Subcutaneous Use, which is available for prescription in the United States for the treatment of Cryopyrin-Associated Periodic Syndromes (CAPS), including Familial Cold Auto-inflammatory Syndrome (FCAS) and Muckle-Wells Syndrome (MWS) in adults and children 12 and older. We also have eight product candidates in clinical development, including three product candidates that are in late-stage (Phase 3) clinical development. Our late stage programs are rilonacept, which is being developed for the prevention and treatment of gout-related flares; VEGF Trap-Eye, which is being developed in eye diseases using intraocular delivery in collaboration with Bayer HealthCare; and aflibercept (VEGF Trap), which is being developed in oncology in collaboration with sanofi-aventis. Our earlier stage clinical programs are REGN475, an antibody to Nerve Growth Factor (NGF), which is being developed for the treatment of pain; REGN88, an antibody to the interleukin-6 receptor (IL-6R), which is being developed in rheumatoid arthritis; REGN421, an antibody to Delta-like ligand-4 (Dll4), which is being developed in oncology; REGN727, an antibody to PCSK9, which is being developed for LDL cholesterol reduction; and REGN668, an antibody to the interleukin-4 receptor (IL-4R), which is being developed for certain allergic and immune conditions. All five of our early stage clinical programs are fully human antibodies that are being developed in collaboration with sanofi-aventis. Our preclinical research programs are in the areas of oncology and angiogenesis, ophthalmology, metabolic and related diseases, muscle diseases and disorders, inflammation and immune diseases, bone and cartilage, pain, cardiovascular diseases, and infectious diseases.

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

     From inception on January 8, 1988 through December 31, 2009, we had a cumulative loss of $941.1 million. In the absence of significant revenues from the commercialization of ARCALYST® (rilonacept) or our other product candidates or other sources, the amount, timing, nature, and source of which cannot be predicted, our losses will continue as we conduct our research and development activities. We expect to incur substantial losses over the next several years as we continue the clinical development of VEGF Trap-Eye and rilonacept in other indications; advance new product candidates into clinical development from our existing research programs utilizing our technology for discovering fully human monoclonal antibodies; continue our research and development programs; and commercialize additional product candidates that receive regulatory approval, if any. Also, our activities may expand over time and require additional resources, and we expect our operating losses to be substantial over at least the next several years. Our losses may fluctuate from quarter to quarter and will depend on, among other factors, the progress of our research and development efforts, the timing of certain expenses, and the amount and timing of payments that we receive from collaborators.

     As a company that does not expect to be profitable over the next several years, management of cash flow is extremely important. The most significant use of our cash is for research and development activities, which include drug discovery, preclinical studies, clinical trials, and the manufacture of drug supplies for preclinical studies and clinical trials. We are reimbursed for some of these research and development activities by our collaborators. Our principal sources of cash to-date have been from (i) sales of common equity, both in public offerings and to our collaborators, including sanofi-aventis, (ii) funding from our collaborators and licensees in the form of up-front and milestone payments, research progress payments, and payments for our research and development activities, and (iii) a private placement of convertible debt, which was repaid in full during 2008.

     In 2009, our research and development expenses totaled $398.8 million. In 2010, we expect these expenses to increase substantially as we continue to expand our research and preclinical and clinical development activities, primarily in connection with our antibody collaboration with sanofi-aventis.

     A primary driver of our expenses is our number of full-time employees. Our annual average headcount in 2009 was 980 compared with 810 in 2008 and 627 in 2007. In 2009 and 2008 our average headcount increased primarily to support our expanded research and development activities in connection with our antibody collaboration with sanofi-aventis. In 2007 our average headcount increased primarily to support our expanded development programs for VEGF Trap-Eye and rilonacept and our plans to move our first antibody candidate into clinical trials. In 2010, we expect our average headcount to increase to approximately 1,350-1,400, primarily to support the further expansion of our research, development, and marketing activities as described above, especially in connection with our antibody collaboration with sanofi-aventis.

     The planning, execution, and results of our clinical programs are significant factors that can affect our operating and financial results. In our clinical programs, key events in 2009 and 2010 to date were, and plans for the remainder of 2010 are, as follows:

Clinical Program	2009 and 2010 Events to Date	2010 Plans
Rilonacept (also known as IL-1 Trap)
  Initiated patient enrollment in two Phase 3 trials (PRE-SURGE 1 and PRE-SURGE 2) evaluating rilonacept in the prevention of gout flares associated with the initiation of urate-lowering drug therapy; completed patient enrollment in the PRE-SURGE 1 study
  Initiated and completed patient enrollment in a Phase 3 study (SURGE) evaluating rilonacept in the treatment of acute gout flares
Report data from SURGE and PRE-SURGE 1 during the first half of 2010 Complete patient enrollment of the remaining Phase 3 studies in gout
VEGF Trap-Eye (intravitreal injection)	Completed patient enrollment in the Phase 3 wet AMD program (VIEW 1 and VIEW 2) Initiated a Phase 3 CRVO program Reported results from the Phase 2 DME trial	Report data from VIEW 1 and VIEW 2 trials in the fourth quarter of 2010 Complete patient enrollment of the Phase 3 CRVO trials
Aflibercept (VEGF Trap – Oncology)
  Completed patient enrollment in the Phase 3 studies in non-small cell lung cancer and prostate cancer
  Initiated a Phase 2 1st line study in metastatic colorectal cancer in combination with chemotherapy
  Reported results of a Phase 2 single-agent study in symptomatic malignant ascites (SMA)
  Discontinued a Phase 3 study in metastatic pancreatic cancer in combination with chemotherapy

  Complete patient enrollment in the Phase 3 study in colorectal cancer
  During the second half of 2010, an Independent Data Monitoring Committee is expected to conduct an interim analysis of the Phase 3 study in colorectal cancer

Monoclonal Antibodies
  REGN475: Initiated a Phase 1 trial in healthy volunteers, a dose-ranging, proof-of-concept study in osteoarthritis of the knee, and additional proof-of-concept studies in pain associated with sciatica, vertebral fracture, chronic pancreatitis, and thermal injury
  REGN88: Initiated a Phase 2/3 dose-ranging study in rheumatoid arthritis and a Phase 2 dose-ranging study in ankylosing spondylitis
  REGN421: Initiated a Phase 1 trial in oncology
  REGN727: Initiated a Phase 1 program in healthy volunteers
  REGN668: Initiated a Phase 1 program in healthy volunteers

  REGN475: Report data from the study in osteoarthritis of the knee during the first half of 2010 and from the study in sciatica during the second half of 2010
  REGN727: Report proof-of-concept data from the Phase 1 program and initiate a Phase 2 program for LDL cholesterol reduction
  REGN668: Initiate a Phase 2 program in the treatment of a chronic allergic condition
  REGN88: Report data from a Phase 1 trial in rheumatoid arthritis
  Advance additional antibody candidate(s) into clinical development

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

Revenue Recognition

Collaboration Revenue

     We earn collaboration revenue in connection with collaboration agreements to develop and commercialize product candidates and utilize our technology platforms. We currently have collaboration agreements with sanofi-aventis and Bayer HealthCare. The terms of collaboration agreements typically include non-refundable up-front licensing payments, research progress (milestone) payments, and payments for development activities. Non-refundable up-front license payments, where continuing involvement is required of us, are deferred and recognized over the related performance period. We estimate our performance period based on the specific terms of each agreement, and adjust the performance periods, if appropriate, based on the applicable facts and circumstances. Payments which are based on achieving a specific substantive performance milestone, involving a degree of risk, are recognized as revenue when the milestone is achieved and the related payment is due and non-refundable, provided there is no future service obligation associated with that milestone. Substantive performance milestones typically consist of significant achievements in the development life-cycle of the related product candidate, such as completion of clinical trials, filing for approval with regulatory agencies, and approvals by regulatory agencies. In determining whether a payment is deemed to be a substantive performance milestone, we take into consideration (i) the nature, timing, and value of significant achievements in the development life-cycle of the related development product candidate, (ii) the relative level of effort required to achieve the milestone, and (iii) the relative level of risk in achieving the milestone, taking into account the high degree of uncertainty in successfully advancing product candidates in a drug development program and in ultimately attaining an approved drug product. Payments for achieving milestones which are not considered substantive are accounted for as license payments and recognized over the related performance period.

     We enter into collaboration agreements that include varying arrangements regarding which parties perform and bear the costs of research and development activities. We may share the costs of research and development activities with our collaborator, such as in our VEGF Trap-Eye collaboration with Bayer HealthCare, or we may be reimbursed for all or a significant portion of the costs of our research and development activities, such as in our aflibercept and antibody collaborations with sanofi-aventis. We record our internal and third-party development costs associated with these collaborations as research and development expenses. When we are entitled to reimbursement of all or a portion of the research and development expenses that we incur under a collaboration, we record those reimbursable amounts as collaboration revenue proportionately as we recognize our expenses. If the collaboration is a cost-sharing arrangement in which both we and our collaborator perform development work and share costs, in periods when our collaborator incurs development expenses that benefit the collaboration and Regeneron, we also recognize, as additional research and development expense, the portion of the collaborator’s development expenses that we are obligated to reimburse.

     In connection with non-refundable licensing payments, our performance period estimates are principally based on projections of the scope, progress, and results of our research and development activities. Due to the variability in the scope of activities and length of time necessary to develop a drug product, changes to development plans as programs progress, and uncertainty in the ultimate requirements to obtain governmental approval for commercialization, revisions to performance period estimates are likely to occur periodically, and could result in material changes to the amount of revenue recognized each year in the future. In addition, our estimated performance periods may change if development programs encounter delays or we and our collaborators decide to expand or contract our clinical plans for a drug candidate in various disease indications. For example, during the fourth quarter of 2008, we extended our estimated performance period in connection with the up-front and non-substantive milestone payments previously received from Bayer HealthCare pursuant to the companies’ VEGF Trap-Eye collaboration and shortened our estimated performance period in connection with up-front payments from sanofi-aventis pursuant to the companies’ aflibercept collaboration. The net effect of these changes in our estimates resulted in the recognition of $0.4 million less in collaboration revenue in the fourth quarter of 2008, compared to amounts recognized in connection with these deferred payments in each of the prior three quarters of 2008. In addition, in connection with amendments to expand and extend our antibody collaboration with sanofi-aventis, during the fourth quarter of 2009, we extended our estimated performance period related to the up-front payment previously received from sanofi-aventis pursuant to the companies’ antibody collaboration. The effect of this change in estimate resulted in the recognition of $0.6 million less in collaboration revenue in the fourth quarter of 2009, compared to amounts recognized in each of the prior three quarters of 2009. Also, if a collaborator terminates an agreement in accordance with the terms of the agreement, we would recognize any unamortized remainder of an up-front or previously deferred payment at the time of the termination.

Product Revenue

     In March 2008, ARCALYST® (rilonacept) became available for prescription in the United States for the treatment of CAPS. Revenue from product sales is recognized when persuasive evidence of an arrangement exists, title to product and associated risk of loss has passed to the customer, the price is fixed or determinable, collection from the customer is reasonably assured, and we have no further performance obligations. Revenue and deferred revenue from product sales are recorded net of applicable provisions for prompt pay discounts, product returns, estimated rebates payable under governmental programs (including Medicaid), distributor fees, and other sales-related costs. Since we have limited historical return and rebate experience for ARCALYST, product sales revenues are deferred until (i) the right of return no longer exists or we can reasonably estimate returns and (ii) rebates have been processed or we can reasonably estimate rebates. We review our estimates of rebates payable each period and record any necessary adjustments in the current period’s net product sales.

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

     For clinical study sites, where payments are made periodically on a per-patient basis to the institutions performing the clinical study, we accrue expense on an estimated cost-per-patient basis, based on subject enrollment and activity in each quarter. The amount of clinical study expense recognized in a quarter may vary from period to period based on the duration and progress of the study, the activities to be performed by the sites each quarter, the required level of patient enrollment, the rate at which patients actually enroll in and drop-out of the clinical study, and the number of sites involved in the study. Clinical trials that bear the greatest risk of change in estimates are typically those that have a significant number of sites, require a large number of patients, have complex patient screening requirements, and span multiple years. During the course of a trial, we adjust our rate of clinical expense recognition if actual results differ from our estimates. Our estimates and assumptions for clinical expense recognition could differ significantly from our actual results, which could cause material increases or decreases in research and development expenses in future periods when the actual results become known. No material adjustments to our past clinical trial accrual estimates were made during the years ended December 31, 2009, 2008, or 2007.

Stock-based Employee Compensation

     We recognize stock-based compensation expense for grants of stock option awards and restricted stock to employees and non-employee members of our board of directors under our long-term incentive plans based on the grant-date fair value of those awards. The grant-date fair value of an award is generally recognized as compensation expense over the award’s requisite service period.

     We use the Black-Scholes model to compute the estimated fair value of stock option awards. Using this model, fair value is calculated based on assumptions with respect to (i) expected volatility of our Common Stock price, (ii) the periods of time over which employees and members of our board of directors are expected to hold their options prior to exercise (expected lives), (iii) expected dividend yield on our Common Stock, and (iv) risk-free interest rates, which are based on quoted U.S. Treasury rates for securities with maturities approximating the options’ expected lives. Expected volatility has been estimated based on actual movements in our stock price over the most recent historical periods equivalent to the options’ expected lives. Expected lives are principally based on our historical exercise experience with previously issued employee and board of directors option grants. The expected dividend yield is zero as we have never paid dividends and do not currently anticipate paying any in the foreseeable future. Stock-based compensation expense also includes an estimate, which is made at the time of grant, of the number of awards that are expected to be forfeited. This estimate is revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

     The assumptions used in computing the fair value of option awards reflect our best estimates but involve uncertainties related to market and other conditions, many of which are outside of our control. Changes in any of these assumptions may materially affect the fair value of stock options granted and the amount of stock-based compensation recognized in future periods.

     In addition, we have granted performance-based stock option awards which vest based upon the optionee satisfying certain performance and service conditions as defined in the agreements. Potential compensation cost, measured on the grant date, related to these performance options will be recognized only if, and when, we estimate that these options will vest, which is based on whether we consider the options’ performance conditions to be probable of attainment. Our estimates of the number of performance-based options that will vest will be revised, if necessary, in subsequent periods. Changes in these estimates may materially affect the amount of stock-based compensation that we recognize in future periods related to performance-based options.

Marketable Securities

     We have invested our excess cash primarily in direct obligations of the U.S. government and its agencies, other debt securities guaranteed by the U.S. government, and money market funds that invest in U.S. Government securities and, to a lesser extent, investment grade debt securities issued by corporations, bank deposits, and asset-backed securities. We consider our marketable securities to be “available-for-sale,” as defined by authoritative guidance issued by the Financial Accounting Standards Board (FASB). These assets are carried at fair value and the unrealized gains and losses are included in other accumulated comprehensive income (loss) as a separate component of stockholders’ equity. If the decline in the value of a marketable security in our investment portfolio is deemed to be other-than-temporary, we write down the security to its current fair value and recognize a loss that may be charged against income.

     On a quarterly basis, we review our portfolio of marketable securities, using both quantitative and qualitative factors, to determine if declines in fair value below cost are other-than-temporary. Such factors include the length of time and the extent to which market value has been less than cost, financial condition and near-term prospects of the issuer, recommendations of investment advisors, and forecasts of economic, market, or industry trends. With respect to debt securities, this review process also includes an evaluation of our intent to sell an individual debt security or our need to sell the debt security before its anticipated recovery or maturity. With respect to equity securities, this review process includes an evaluation of our ability and intent to hold the securities until their full value can be recovered. This review is subjective and requires a high degree of judgment.

     As a result of our quarterly reviews of our marketable securities portfolio, during 2009, 2008, and 2007 we recorded charges for other-than-temporary impairment of our marketable securities totaling $0.1 million, $2.5 million, and $5.9 million, respectively. The current economic environment and the deterioration in the credit quality of issuers of securities that we hold increase the risk of potential declines in the current market value of marketable securities in our investment portfolio. Such declines could result in charges against income in future periods for other-than-temporary impairments and the amounts could be material.

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

Results of Operations

Years Ended December 31, 2009 and 2008

Net Loss

     Regeneron reported a net loss of $67.8 million, or $0.85 per share (basic and diluted), for the year ended December 31, 2009, compared to a net loss of $79.1 million, or $1.00 per share (basic and diluted) for 2008. The decrease in our net loss in 2009 was principally due to higher collaboration revenue in connection with our antibody collaboration with sanofi-aventis, receipt of a $20.0 million substantive performance milestone payment in connection with our VEGF Trap-Eye collaboration with Bayer HealthCare, and higher ARCALYST® (rilonacept) sales, partially offset by higher research and development expenses, as detailed below.

Revenues

     Revenues in 2009 and 2008 consist of the following:

(In millions)	2009	2008
Collaboration revenue
Sanofi-aventis	$247.2	$154.0
Bayer HealthCare	67.3	31.2
Total collaboration revenue	314.5	185.2
Technology licensing revenue	40.0	40.0
Net product sales	18.4	6.3
Contract research and other revenue	6.4	7.0
Total revenue	$379.3	$238.5

Sanofi-aventis Collaboration Revenue

     The collaboration revenue we earn from sanofi-aventis, as detailed below, consists primarily of reimbursement for research and development expenses and recognition of revenue related to non-refundable up-front payments of $105.0 million related to the aflibercept collaboration and $85.0 million related to the antibody collaboration.

	Years ended
	December 31,
Sanofi-aventis Collaboration Revenue	2009	2008
(In millions)
Aflibercept:
Regeneron expense reimbursement	$26.6	$35.6
Recognition of deferred revenue related to up-front payments	9.9	8.8
Total aflibercept	36.5	44.4
Antibody:
Regeneron expense reimbursement	198.1	97.9
Recognition of deferred revenue related to up-front payment	9.9	10.5
Recognition of revenue related to VelociGene® agreement	2.7	1.2
Total antibody	210.7	109.6
Total sanofi-aventis collaboration revenue	$247.2	$154.0

     Sanofi-aventis’ reimbursement of our aflibercept expenses decreased in 2009 compared to 2008, primarily due to lower costs related to internal research activities and manufacturing aflibercept clinical supplies. Recognition of deferred revenue related to sanofi-aventis’ up-front aflibercept payments increased in 2009 compared to 2008 due to shortening the estimated performance period over which this deferred revenue is being recognized, effective in the fourth quarter of 2008. As of December 31, 2009, $42.5 million of the original $105.0 million of up-front payments related to aflibercept was deferred and will be recognized as revenue in future periods.

     In 2009, sanofi-aventis’ reimbursement of our antibody expenses consisted of $99.8 million under the discovery agreement and $98.3 million of development costs under the license agreement, compared to $72.2 million and $25.7 million, respectively, in 2008. The higher reimbursement amounts in 2009 compared to 2008 were due to an increase in our research activities conducted under the discovery agreement and increases in our development activities for antibody candidates under the license agreement. Recognition of deferred revenue related to sanofi-aventis’ $85.0 million up-front payment decreased in 2009 compared to 2008 due to the November 2009 amendments to expand and extend the companies’ antibody collaboration. As of December 31, 2009, $63.7 million of the original $85.0 million up-front payment was deferred and will be recognized as revenue in future periods.

     In August 2008, we entered into a separate VelociGene agreement with sanofi-aventis. In 2009 and 2008, we recognized $2.7 million and $1.2 million, respectively, in revenue related to this agreement.

Bayer HealthCare Collaboration Revenue

     The collaboration revenue we earn from Bayer HealthCare, as detailed below, consists of cost sharing of Regeneron VEGF Trap-Eye development expenses, substantive performance milestone payments, and recognition of revenue related to a non-refundable $75.0 million up-front payment and a $20.0 million milestone payment received in August 2007 (which, for the purpose of revenue recognition, was not considered substantive).

	Years ended
	December 31,
Bayer HealthCare Collaboration Revenue	2009	2008
(In millions)
Cost-sharing of Regeneron VEGF Trap-Eye development expenses	$37.4	$18.8
Substantive performance milestone payment	20.0
Recognition of deferred revenue related to up-front and other milestone payments	9.9	12.4
Total Bayer HealthCare collaboration revenue	$67.3	$31.2

     Cost-sharing of our VEGF Trap-Eye development expenses with Bayer HealthCare increased in 2009 compared to 2008. Under the terms of the collaboration, in 2009, all agreed-upon VEGF Trap-Eye development expenses incurred by Regeneron and Bayer HealthCare under a global development plan were shared equally. In 2008, the first $70.0 million of agreed-upon VEGF Trap-Eye development expenses were shared equally, and we were solely responsible for up to the next $30.0 million. During the fourth quarter of 2008, we were solely responsible for most of the collaboration’s VEGF Trap-Eye development expenses, which reduced the amount of cost-sharing revenue we earned from Bayer HealthCare in 2008. In addition, cost-sharing revenue increased in 2009, compared to 2008, due to higher clinical development costs in connection with our VIEW 1 trial in wet AMD, Phase 2 trial in DME, and Phase 3 trial in CRVO. In July 2009, we received a $20.0 million substantive performance milestone payment from Bayer HealthCare in connection with the dosing of the first patient in a Phase 3 trial of VEGF Trap-Eye in CRVO, which was recognized as collaboration revenue. Recognition of deferred revenue related to the up-front and August 2007 milestone payments from Bayer HealthCare decreased in 2009 from 2008 due to an extension of the estimated performance period over which this deferred revenue is being recognized, effective in the fourth quarter of 2008. As of December 31, 2009, $56.8 million of these up-front licensing and milestone payments was deferred and will be recognized as revenue in future periods.

Technology Licensing Revenue

     In connection with our VelocImmune® license agreements with AstraZeneca and Astellas, each of the $20.0 million annual, non-refundable payments are deferred upon receipt and recognized as revenue ratably over approximately the ensuing year of each agreement. In both 2009 and 2008, we recognized $40.0 million of technology licensing revenue related to these agreements.

Net Product Sales

     In 2009 and 2008, we recognized as revenue $18.4 million and $6.3 million, respectively, of ARCALYST® (rilonacept) net product sales for which both the right of return no longer exists and rebates can be reasonably estimated. At December 31, 2009, deferred revenue related to ARCALYST net product sales totaled $4.8 million.

Contract Research and Other Revenue

     Contract research and other revenue in 2009 and 2008 included $5.5 million and $4.9 million, respectively, recognized in connection with our five-year grant from the NIH, which we were awarded in September 2006 as part of the NIH’s Knockout Mouse Project.

Expenses

     Total operating expenses increased to $453.4 million in 2009 from $324.7 million in 2008. Our average headcount in 2009 increased to 980 from 810 in 2008 principally as a result of our expanding research and development activities, which are primarily attributable to our antibody collaboration with sanofi-aventis.

     Operating expenses in 2009 and 2008 include a total of $31.3 million and $32.5 million, respectively, of non-cash compensation expense related to employee stock option and restricted stock awards (Non-cash Compensation Expense), as detailed below:

	For the year ended December 31, 2009
	Expenses before
	inclusion of Non-cash	Non-cash
	Compensation	Compensation	Expenses as
Expenses	Expense	Expense	Reported
(In millions)
Research and development	$380.0	$18.8	$398.8
Selling, general, and administrative	40.4	12.5	52.9
Cost of goods sold	1.7		1.7
Total operating expenses	$422.1	$31.3	$453.4

	For the year ended December 31, 2008
	Expenses before
	inclusion of Non-cash	Non-cash
	Compensation	Compensation	Expenses as
Expenses	Expense	Expense	Reported
(In millions)
Research and development	$255.9	$19.0	$274.9
Selling, general, and administrative	35.4	13.5	48.9
Cost of goods sold	0.9		0.9
Total operating expenses	$292.2	$32.5	$324.7

     The decrease in total Non-cash Compensation Expense in 2009 was primarily attributable to the lower fair market value of our Common Stock on the date of our annual employee option grants made in December 2008 as compared to the fair market value of annual employee option grants made in recent years prior to 2008.

Research and Development Expenses

     Research and development expenses increased to $398.4 million in 2009 from $274.9 million in 2008. The following table summarizes the major categories of our research and development expenses in 2009 and 2008:

	Year Ended December 31,
Research and Development Expenses	2009	2008	Increase
(In millions)
Payroll and benefits(1)	$99.9	$81.7	$18.2
Clinical trial expenses	111.6	49.3	62.3
Clinical manufacturing costs(2)	66.7	53.8	12.9
Research and preclinical development costs	42.3	29.6	12.7
Occupancy and other operating costs	40.6	30.5	10.1
Cost-sharing of Bayer HealthCare VEGF Trap-Eye development expenses(3)	37.7	30.0	7.7
Total research and development	$398.8	$274.9	$123.9
____________________

(1)	Includes $16.2 million and $16.7 million of Non-cash Compensation Expense in 2009 and 2008, respectively.

(2)	Represents the full cost of manufacturing drug for use in research, preclinical development, and clinical trials, including related payroll and benefits, Non-cash Compensation Expense, manufacturing materials and supplies, depreciation, and occupancy costs of our Rensselaer manufacturing facility. Includes $2.6 million and $2.3 million of Non-cash Compensation Expense in 2009 and 2008, respectively.

(3)	Under our collaboration with Bayer HealthCare, in periods when Bayer HealthCare incurs VEGF Trap-Eye development expenses, we also recognize, as additional research and development expense, the portion of Bayer HealthCare’s VEGF Trap-Eye development expenses that we are obligated to reimburse. Bayer HealthCare provides us with estimated VEGF Trap-Eye development expenses for the most recent fiscal quarter. Bayer HealthCare’s estimate is reconciled to its actual expenses for such quarter in the subsequent fiscal quarter and our portion of its VEGF Trap-Eye development expenses that we are obligated to reimburse is adjusted accordingly.

     Payroll and benefits increased principally due to the increase in employee headcount, as described above. Clinical trial expenses increased due primarily to higher costs related to our clinical development programs for (i) VEGF Trap-Eye, including our VIEW 1 trial in wet AMD, DA VINCI trial in DME, and COPERNICUS trial in CRVO, (ii) rilonacept, related to our Phase 3 clinical development program in gout, and (iii) monoclonal antibody candidates, which are in earlier stage clinical development. Clinical manufacturing costs increased due to higher costs related to manufacturing clinical supplies of rilonacept and monoclonal antibodies, partially offset by lower costs related to manufacturing aflibercept clinical supplies. Research and preclinical development costs increased primarily due to higher costs associated with our antibody programs. Occupancy and other operating costs increased principally in connection with our higher headcount, expanded research and development activities, and new and expanded leased laboratory and office facilities in Tarrytown, New York. Cost-sharing of Bayer HealthCare’s VEGF Trap-Eye development expenses increased primarily due to higher costs in connection with the VIEW 2 trial in wet AMD and the GALILEO trial in CRVO, both of which are being conducted by Bayer HealthCare.

     We prepare estimates of research and development costs for projects in clinical development, which include direct costs and allocations of certain costs such as indirect labor, Non-cash Compensation Expense, and manufacturing and other costs related to activities that benefit multiple projects, and, under our collaboration with Bayer HealthCare, the portion of Bayer HealthCare’s VEGF Trap-Eye development expenses that we are obligated to reimburse. Our estimates of research and development costs for clinical development programs are shown below:

	Year ended December 31,		Increase
Project Costs	2009	2008	(Decrease)
(In millions)
Rilonacept	$67.7	$39.2	$28.5
VEGF Trap-Eye	109.8	82.7	27.1
Aflibercept	23.3	32.1	(8.8)
REGN88	36.9	21.4	15.5
Other antibody candidates in clinical development	74.4	27.4	47.0
Other research programs & unallocated costs	86.7	72.1	14.6
Total research and development expenses	$398.8	$274.9	$123.9

     Drug development and approval in the United States is a multi-step process regulated by the FDA. The process begins with discovery and preclinical evaluation, leading up to the submission of an IND to the FDA which, if successful, allows the opportunity for study in humans, or clinical study, of the potential new drug. Clinical development typically involves three phases of study: Phases 1, 2, and 3. The most significant costs in clinical development are in Phase 3 clinical trials, as they tend to be the longest and largest studies in the drug development process. Following successful completion of Phase 3 clinical trials for a biological product, a biologics license application (or BLA) must be submitted to, and accepted by, the FDA, and the FDA must approve the BLA prior to commercialization of the drug. It is not uncommon for the FDA to request additional data following its review of a BLA, which can significantly increase the drug development timeline and expenses. We may elect either on our own, or at the request of the FDA, to conduct further studies that are referred to as Phase 3B and 4 studies. Phase 3B studies are initiated and either completed or substantially completed while the BLA is under FDA review. These studies are conducted under an IND. Phase 4 studies, also referred to as post-marketing studies, are studies that are initiated and conducted after the FDA has approved a product for marketing. In addition, as discovery research, preclinical development, and clinical programs progress, opportunities to expand development of drug candidates into new disease indications can emerge. We may elect to add such new disease indications to our development efforts (with the approval of our collaborator for joint development programs), thereby extending the period in which we will be developing a product. For example, we, and our collaborators where applicable, continue to explore further development of rilonacept, aflibercept, and VEGF Trap-Eye in different disease indications.

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

     For these reasons and due to the variability in the costs necessary to develop a product and the uncertainties related to future indications to be studied, the estimated cost and scope of the projects, and our ultimate ability to obtain governmental approval for commercialization, accurate and meaningful estimates of the total cost to bring our product candidates to market are not available. Similarly, we are currently unable to reasonably estimate if our product candidates will generate material product revenues and net cash inflows. In 2008, we received FDA approval for ARCALYST® (rilonacept) for the treatment of CAPS, a group of rare, inherited auto-inflammatory diseases that affect a very small group of people. We shipped $20.0 million and $10.7 million of ARCALYST to our U.S. distributors in 2009 and 2008, respectively.

Selling, General, and Administrative Expenses

     Selling, general, and administrative expenses increased to $52.9 million in 2009 from $48.9 million in 2008. In 2009, we incurred (i) higher compensation expense, (ii) higher patent-related costs, (iii) higher facility-related costs due primarily to increases in administrative headcount, and (iv) higher patient assistance costs related to ARCALYST® (rilonacept). These increases were partially offset by (i) lower marketing costs related to ARCALYST, (ii) a decrease in administrative recruitment costs, and (iii) lower professional fees related to various corporate matters.

Cost of Goods Sold

     During 2008, we began recognizing revenue and cost of goods sold from net product sales of ARCALYST. We began capitalizing inventory costs associated with commercial supplies of ARCALYST subsequent to receipt of marketing approval from the FDA in February 2008. Costs for manufacturing supplies of ARCALYST prior to receipt of FDA approval were recognized as research and development expenses in the period that the costs were incurred. Therefore, these costs are not included in cost of goods sold when revenue is recognized from the sale of those supplies of ARCALYST. Cost of goods sold in 2009 and 2008 was $1.7 million and $0.9 million, respectively, and consisted primarily of royalties and other period costs related to ARCALYST commercial supplies.

Other Income and Expense

     Investment income decreased to $4.5 million in 2009 from $18.2 million in 2008, due primarily to lower yields on, and lower balances of, cash and marketable securities. In addition, in 2009 and 2008, deterioration in the credit quality of specific marketable securities in our investment portfolio subjected us to the risk of not being able to recover these securities’ carrying values. As a result, in 2009 and 2008, we recognized charges of $0.1 million and $2.5 million, respectively, related to these securities, which we considered to be other than temporarily impaired. In 2009 and 2008, these charges were either wholly or partially offset by realized gains of $0.2 million and $1.2 million, respectively, on sales of marketable securities during the year.

     Interest expense decreased to $2.3 million in 2009 from $7.8 million in 2008. Interest expense in 2009 was attributable to the imputed interest portion of payments to our landlord, commencing in the third quarter of 2009, to lease newly constructed laboratory and office facilities in Tarrytown, New York. Interest expense in 2008 related to $200.0 million of 5.5% Convertible Senior Subordinated Notes until they were retired. During the second and third quarters of 2008, we repurchased a total of $82.5 million in principal amount of these convertible notes for $83.3 million. In connection with these repurchases, we recognized a $0.9 million loss on early extinguishment of debt, representing the premium paid on the notes plus related unamortized debt issuance costs. The remaining $117.5 million of convertible notes were repaid in full upon their maturity in October 2008.

Income Tax (Benefit) Expense

     In 2009, we recognized a $4.1 million income tax benefit, consisting primarily of (i) $2.7 million resulting from a provision in the Worker, Homeownership, and Business Assistance Act of 2009 that allows us to claim a refund of U.S. federal alternative minimum tax that we paid in 2008, as described below, and (ii) $0.7 million resulting from a provision in the American Recovery and Reinvestment Act of 2009 that allows us to claim a refund for a portion of our unused pre-2006 research tax credits.

     In 2008, we implemented a tax planning strategy which resulted in the utilization of certain net operating loss carry-forwards that would otherwise have expired over the next several years, to offset income for tax purposes. As a result, we incurred and paid income tax expense of $3.1 million, which relates to U.S. federal and New York State alternative minimum taxes and included $0.2 million of interest and penalties. This expense was partly offset by a $0.7 million income tax benefit, resulting from a provision in the Housing Assistance Tax Act of 2008 that allowed us to claim a refund for a portion of our unused pre-2006 research tax credits.

Years Ended December 31, 2008 and 2007

Net Loss

     Regeneron reported a net loss of $79.1 million, or $1.00 per share (basic and diluted), for the year ended December 31, 2008, compared to a net loss of $106.5 million, or $1.61 per share (basic and diluted) for 2007. The decrease in net loss was principally due to revenues earned in 2008 in connection with our November 2007 antibody collaboration with sanofi-aventis, partly offset by higher research and development expenses.

Revenues

     Revenues in 2008 and 2007 consist of the following:

(In millions)	2008	2007
Collaboration revenue
Sanofi-aventis	$154.0	$51.7
Bayer HealthCare	31.2	35.9
Total collaboration revenue	185.2	87.6
Technology licensing revenue	40.0	28.4
Net product sales	6.3
Contract research and other revenue	7.0	9.0
Total revenue	$238.5	$125.0

Sanofi-Aventis Collaboration Revenue

     The collaboration revenue we earn from sanofi-aventis, as detailed below, consists primarily of reimbursement for research and development expenses and recognition of revenue related to non-refundable up-front payments of $105.0 million related to the aflibercept collaboration and $85.0 million related to the antibody collaboration.

	Years ended
	December 31,
Sanofi-aventis Collaboration Revenue	2008	2007
(In millions)
Aflibercept:
Regeneron expense reimbursement	$35.6	$38.3
Recognition of deferred revenue related to up-front payments	8.8	8.8
Total aflibercept	44.4	47.1
Antibody:
Regeneron expense reimbursement	97.9	3.7
Recognition of deferred revenue related to up-front payment	10.5	0.9
Recognition of revenue related to VelociGene® agreement	1.2
Total antibody	109.6	4.6
Total sanofi-aventis collaboration revenue	$154.0	$51.7

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

     In 2008, sanofi-aventis’ reimbursement of Regeneron’s antibody expenses consisted of $72.2 million under the discovery agreement and $25.7 million of development costs, related primarily to REGN88, under the license agreement, compared to $3.0 million and $0.7 million, respectively, in 2007. Recognition of deferred revenue under the antibody collaboration related to sanofi-aventis’ $85.0 million up-front payment. As of December 31, 2008, $73.6 million of this up-front payment was deferred and will be recognized as revenue in future periods.

     In August 2008, we entered into a separate VelociGene® agreement with sanofi-aventis. In 2008, we recognized $1.2 million in revenue related to this agreement.

Bayer HealthCare Collaboration Revenue

     The collaboration revenue we earn from Bayer HealthCare, as detailed below, consists of cost sharing of Regeneron VEGF Trap-Eye development expenses and recognition of revenue related to a non-refundable $75.0 million up-front payment and a $20.0 million milestone payment received in August 2007 (which, for the purpose of revenue recognition, was not considered substantive).

	Years ended
	December 31,
Bayer HealthCare Collaboration Revenue	2008	2007
(In millions)
Cost-sharing of Regeneron VEGF Trap-Eye development expenses	$18.8	$20.0
Recognition of deferred revenue related to up-front and milestone payments	12.4	15.9
Total Bayer HealthCare collaboration revenue	$31.2	$35.9

     For the period from the collaboration’s inception in October 2006 through September 30, 2007, all up-front licensing, milestone, and cost-sharing payments received or receivable from Bayer HealthCare had been fully deferred and included in deferred revenue. In the fourth quarter of 2007, we and Bayer HealthCare approved a global development plan for VEGF Trap-Eye in wet AMD. The plan included estimated development steps, timelines, and costs, as well as the projected responsibilities of each of the companies. In addition, in the fourth quarter of 2007, we and Bayer HealthCare reaffirmed the companies’ commitment to a DME development program and had initial estimates of development costs for VEGF Trap-Eye in DME. As a result, effective in the fourth quarter of 2007, the Company determined the appropriate accounting policy for payments from Bayer HealthCare. The $75.0 million up-front licensing and $20.0 million milestone payments from Bayer HealthCare are being recognized as collaboration revenue over the related estimated performance period. In periods when we recognize VEGF Trap-Eye development expenses that we incur under the collaboration, we also recognize, as collaboration revenue, the portion of those VEGF Trap-Eye development expenses that is reimbursable from Bayer HealthCare. In periods when Bayer HealthCare incurs agreed upon VEGF Trap-Eye development expenses that benefit the collaboration and Regeneron, we also recognize, as additional research and development expense, the portion of Bayer HealthCare’s VEGF Trap-Eye development expenses that we are obligated to reimburse. In the fourth quarter of 2007, we commenced recognizing previously deferred payments from Bayer HealthCare and cost-sharing of our and Bayer HealthCare’s 2007 VEGF Trap-Eye development expenses through a cumulative catch-up.

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

Technology Licensing Revenue

     In connection with our VelocImmune® license agreements with AstraZeneca and Astellas, each of the $20.0 million annual, non-refundable payments are deferred upon receipt and recognized as revenue ratably over approximately the ensuing year of each agreement. In 2008 and 2007, we recognized $40.0 million and $28.4 million, respectively, of technology licensing revenue related to these agreements.

Net Product Sales

     In 2008, we recognized as revenue $6.3 million of ARCALYST® (rilonacept) net product sales for which both the right of return no longer exists and rebates can be reasonably estimated. At December 31, 2008, deferred revenue related to ARCALYST net product sales totaled $4.0 million.

Contract Research and Other Revenue

     Contract research and other revenue in 2008 and 2007 included $4.9 million and $5.5 million, respectively, recognized in connection with our five-year grant from the NIH, which we were awarded in September 2006 as part of the NIH’s Knockout Mouse Project.

Expenses

     Total operating expenses increased to $324.7 million in 2008 from $240.4 million in 2007. Our average headcount in 2008 increased to 810 from 627 in 2007 principally as a result of our expanding research and development activities which are primarily attributable to our antibody collaboration with sanofi-aventis.

     Operating expenses in 2008 and 2007 include a total of $32.5 million and $28.1 million, respectively, of Non-cash Compensation Expense, as detailed below:

	For the year ended December 31, 2008
	Expenses before
	inclusion of Non-cash	Non-cash
	Compensation	Compensation	Expenses as
Expenses	Expense	Expense	Reported
(In millions)
Research and development	$255.9	$19.0	$274.9
Selling, general, and administrative	35.4	13.5	48.9
Cost of goods sold	0.9		0.9
Total operating expenses	$292.2	$32.5	$324.7

	For the year ended December 31, 2007
	Expenses before
	inclusion of Non-cash	Non-cash
	Compensation	Compensation	Expenses as
Expenses	Expense	Expense	Reported
(In millions)
Research and development	$186.3	$16.2	$202.5
Selling, general, and administrative	26.0	11.9	37.9
Total operating expenses	$212.3	$28.1	$240.4

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

Research and Development Expenses

     Research and development expenses increased to $274.9 million in 2008 from $202.5 million in 2007. The following table summarizes the major categories of our research and development expenses in 2008 and 2007:

	Year ended December 31,
Research and Development Expenses	2008	2007	Increase
(In millions)
Payroll and benefits(1)	$81.7	$60.6	$21.1
Clinical trial expenses	49.3	37.6	11.7
Clinical manufacturing costs(2)	53.8	47.0	6.8
Research and preclinical development costs	29.6	23.2	6.4
Occupancy and other operating costs	30.5	23.5	7.0
Cost-sharing of Bayer HealthCare VEGF Trap-Eye development expenses(3)	30.0	10.6	19.4
Total research and development	$274.9	$202.5	$72.4
____________________

(1)	Includes $16.7 million and $13.2 million of Non-cash Compensation Expense in 2008 and 2007, respectively.

(2)	Represents the full cost of manufacturing drug for use in research, preclinical development, and clinical trials, including related payroll and benefits, Non-cash Compensation Expense, manufacturing materials and supplies, depreciation, and occupancy costs of our Rensselaer manufacturing facility. Includes $2.3 million and $3.0 million of Non-cash Compensation Expense in 2008 and 2007, respectively.

(3)	Under our collaboration with Bayer HealthCare, in periods when Bayer HealthCare incurs VEGF Trap-Eye development expenses, we also recognize, as additional research and development expense, the portion of Bayer HealthCare’s VEGF Trap-Eye development expenses that we are obligated to reimburse. In the fourth quarter of 2007, we commenced recognizing cost-sharing of our and Bayer Healthcare’s VEGF Trap-Eye development expenses. Bayer HealthCare provides us with estimated VEGF Trap-Eye development expenses for the most recent fiscal quarter. Bayer HealthCare’s estimate is reconciled to its actual expenses for such quarter in the subsequent fiscal quarter and our portion of its VEGF Trap-Eye development expenses that we are obligated to reimburse is adjusted accordingly.

     Payroll and benefits increased principally due to the increase in employee headcount, as described above. Clinical trial expenses increased due primarily to higher costs related to our clinical development programs for (i) VEGF Trap-Eye, which includes our VIEW 1 trial in wet AMD, (ii) rilonacept, which includes our Phase 2 gout flare prevention clinical study, and (iii) monoclonal antibodies, which includes REGN88 as well as clinical-related preparatory activities for REGN421. Clinical manufacturing costs increased due primarily to higher expenses related to VEGF Trap-Eye and monoclonal antibodies, including REGN88. These increases were partially offset by a reduction in manufacturing costs associated with rilonacept and aflibercept. Research and preclinical development costs increased primarily due to higher costs associated with our antibody programs. Occupancy and other operating costs increased principally in connection with our higher headcount and expanded research and development activities. Cost-sharing of Bayer HealthCare’s VEGF Trap-Eye development expenses increased primarily due to higher costs in connection with the VIEW 2 trial in wet AMD, which Bayer HealthCare initiated in 2008.

     We prepare estimates of research and development costs for projects in clinical development, which include direct costs and allocations of certain costs such as indirect labor, Non-cash Compensation Expense, and manufacturing and other costs related to activities that benefit multiple projects, and, under our collaboration with Bayer HealthCare, the portion of Bayer HealthCare’s VEGF Trap-Eye development expenses that we are obligated to reimburse. Our estimates of research and development costs for clinical development programs are shown below:

	Year ended December 31,		Increase
Project Costs	2008	2007	(Decrease)
(In millions)
Rilonacept	$39.2	$38.1	$1.1
Aflibercept	32.1	33.7	(1.6)
VEGF Trap-Eye	82.7	53.7	29.0
REGN88	21.4	13.6	7.8
Other research programs & unallocated costs	99.5	63.4	36.1
Total research and development expenses	$274.9	$202.5	$72.4

     For the reasons described above in Results of Operations for the years ended December 31, 2009 and 2008, under the caption “Research and Development Expenses”, and due to the variability in the costs necessary to develop a product and the uncertainties related to future indications to be studied, the estimated cost and scope of the projects, and our ultimate ability to obtain governmental approval for commercialization, accurate and meaningful estimates of the total cost to bring our product candidates to market are not available. Similarly, we are currently unable to reasonably estimate if our product candidates will generate material product revenues and net cash inflows. In the first quarter of 2008, we received FDA approval for ARCALYST® (rilonacept) for the treatment of CAPS, a group of rare, inherited auto-inflammatory diseases. These rare diseases affect a very small group of people. We shipped $10.7 million of ARCALYST to our U.S. distributors in 2008.

Selling, General, and Administrative Expenses

     Selling, general, and administrative expenses increased to $48.9 million in 2008 from $37.9 million in 2007. In 2008, we incurred $5.2 million of selling expenses related to ARCALYST for the treatment of CAPS. General and administrative expenses increased in 2008 due to (i) higher compensation expense primarily resulting from increases in administrative headcount to support our expanded research and development activities, (ii) higher recruitment and related costs associated with expanding our headcount, (iii) higher fees for professional services related to various general corporate matters, and (iv) higher administrative facility-related costs.

Cost of Goods Sold

     During 2008, we began recognizing revenue and cost of goods sold from net product sales of ARCALYST. We began capitalizing inventory costs associated with commercial supplies of ARCALYST subsequent to receipt of marketing approval from the FDA in February 2008. Costs for manufacturing supplies of ARCALYST prior to receipt of FDA approval were recognized as research and development expenses in the period that the costs were incurred. Therefore, these costs are not being included in cost of goods sold when revenue is recognized from the sale of those supplies of ARCALYST. Cost of goods sold in 2008 was $0.9 million and consisted primarily of royalties and other period costs related to ARCALYST commercial supplies.

Other Income and Expense

     Investment income decreased to $18.2 million in 2008 from $20.9 million in 2007, due primarily to lower yields on our cash and marketable securities. In addition, in 2008 and 2007, deterioration in the credit quality of specific marketable securities in our investment portfolio subjected us to the risk of not being able to recover these securities’ carrying values. As a result, in 2008 and 2007, we recognized charges of $2.5 million and $5.9 million, respectively, related to these securities, which we considered to be other than temporarily impaired. In 2008, these charges were partially offset by realized gains of $1.2 million on sales of marketable securities during the year.

     Interest expense of $7.8 million and $12.0 million in 2008 and 2007, respectively, was attributable to our 5.5% Convertible Senior Subordinated Notes due October 17, 2008. During the second and third quarters of 2008, we repurchased a total of $82.5 million in principal amount of these convertible notes for $83.3 million. In connection with these repurchases, we recognized a $0.9 million loss on early extinguishment of debt, representing the premium paid on the notes plus related unamortized debt issuance costs. The remaining $117.5 million of convertible notes were repaid in full upon their maturity in October 2008.

Income Tax Expense

     In the third quarter of 2008, we implemented a tax planning strategy which resulted in the utilization of certain net operating loss carry-forwards, that would otherwise have expired over the next several years, to offset income for tax purposes. As a result, we incurred and paid income tax expense of $3.1 million, which relates to U.S. federal and New York State alternative minimum taxes and included $0.2 million of interest and penalties. This expense was partially offset by a $0.7 million income tax benefit, resulting from a provision in the Housing Assistance Tax Act of 2008 that allowed us to claim a refund for a portion of our unused pre-2006 research tax credits.

Revision of Previously Issued Financial Statements

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

     As previously disclosed in our Quarterly Reports on Form 10-Q for the quarters ended June 30 and September 30, 2009, the above described revisions consisted entirely of non-cash adjustments. They had no impact on our business operations, existing capital resources, or our ability to fund our operating needs, including the preclinical and clinical development of our product candidates. The revisions also had no impact on our previously reported net increases or decreases in cash and cash equivalents in any period and, except for the quarter ended March 31, 2009, had no impact on our previously reported net cash flows from operating activities, investing activities, and financing activities. In addition, these revisions had no impact on our previously reported current assets, current liabilities, and operating revenues. We have not amended previously issued financial statements because, after considering both qualitative and quantitative factors, we determined that the judgment of a reasonable person relying on our previously issued financial statements would not have been changed or influenced by these revisions.

     For comparative purposes, the impact of the above described revisions to our balance sheet as of December 31, 2008 is as follows:

Balance Sheet Impact at December 31, 2008
(In millions)

December 31,
2008
As originally reported
Property, plant, and equipment, net	$87.9
Total assets	670.0

Other long-term liabilities	5.1
Total liabilities	251.2

Accumulated deficit	(875.9)
Total stockholders’ equity	418.8
Total liabilities and stockholders’ equity	670.0

As revised
Property, plant, and equipment, net	$142.0
Total assets	724.2

Facility lease obligation	54.2
Other long-term liabilities	2.4
Total liabilities	302.7

Accumulated deficit	(873.3)
Total stockholders’ equity	421.5
Total liabilities and stockholders’ equity	724.2

     For comparative purposes, the impact of the above described revisions to our statements of operations for the period(s) set forth below is as follows:

Statements of Operations Impact for the years ended December 31, 2008 and 2007
(In millions, except per share data)

	December 31,
	2008	2007
As originally reported
Research and development expenses	$278.0	$201.6
Selling, general, and administrative expenses	49.3	37.9
Total expenses	328.3	239.5
Net loss	(82.7)	(105.6)
Net loss per share, basic and diluted	$(1.05)	$(1.59)

As revised
Research and development expenses	$274.9	$202.5
Selling, general, and administrative expenses	48.9	37.9
Total expenses	324.7	240.4
Net loss	(79.1)	(106.5)
Net loss per share, basic and diluted	$(1.00)	$(1.61)

     These revised amounts are reflected in this Annual Report on Form 10-K for the year ended December 31, 2009.

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

Sources and Uses of Cash for the Years Ended December 31, 2009, 2008, and 2007

     At December 31, 2009, we had $390.0 million in cash, cash equivalents, restricted cash, and marketable securities compared with $527.5 million at December 31, 2008 and $846.3 million at December 31, 2007. Under the terms of our non-exclusive license agreements with AstraZeneca and Astellas, each company made $20.0 million annual, non-refundable payments to us in each of 2009, 2008, and 2007. In July 2009 and August 2007, we received $20.0 million milestone payments from Bayer HealthCare in connection with the dosing of the first patient in a Phase 3 trial of VEGF Trap-Eye in CRVO and wet AMD, respectively. In December 2007, we received an $85.0 million upfront payment in connection with our original antibody collaboration agreement with sanofi-aventis. Sanofi-aventis also purchased 12 million newly issued, unregistered shares of our Common Stock in December 2007 for gross proceeds to us of $312.0 million.

Cash (Used in) Provided by Operations

     Net cash used in operations was $72.2 million in 2009 and $89.1 million in 2008, and net cash provided by operations was $27.4 million in 2007. Our net losses of $67.8 million in 2009, $79.1 million in 2008, and $106.5 million in 2007 included $31.3 million, $32.5 million, and $28.1 million, respectively, of Non-cash Compensation Expense. Our net losses also included depreciation and amortization of $14.2 million, $11.3 million, and $11.5 million in 2009, 2008, and 2007, respectively.

     At December 31, 2009, accounts receivable increased by $30.4 million, compared to end-of-year 2008, primarily due to a higher receivable balance related to our antibody collaboration with sanofi-aventis. Our deferred revenue balances at December 31, 2009 decreased by $27.5 million, compared to end-of-year 2008, primarily due to the amortization of previously received deferred payments under our collaborations with sanofi-aventis and Bayer HealthCare. Accounts payable, accrued expenses, and other liabilities increased $13.0 million at December 31, 2009, compared to end-of-year 2008, primarily in connection with our expanded levels of activities and expenditures, including higher liabilities for clinical-related expenses, which were partially offset by an $8.6 million decrease in the cost-sharing payment due to Bayer HealthCare in connection with our VEGF Trap-Eye collaboration.

     At December 31, 2008, accounts receivable increased by $16.9 million, compared to end-of-year 2007, primarily due to a higher receivable balance related to our antibody collaboration with sanofi-aventis. Our deferred revenue balances at December 31, 2008 decreased by $26.8 million, compared to end-of-year 2007, primarily due to the amortization of previously received deferred payments under our collaborations with sanofi-aventis and Bayer HealthCare. This decrease was partially offset by the deferral of $4.0 million of ARCALYST® (rilonacept) net product sales at December 31, 2008.

     At December 31, 2007, accounts receivable increased by $10.8 million, compared to end-of-year 2006, due to higher receivable balances related to our collaborations with sanofi-aventis and Bayer HealthCare. Also, prepaid expenses and other assets increased $9.6 million at December 31, 2007, compared to end-of-year 2006, due primarily to higher prepaid clinical trial costs. Our deferred revenue balances at December 31, 2007 increased by $89.8 million, compared to end-of-year 2006, due primarily to (i) the $85.0 million up-front payment received from sanofi-aventis, (ii) the $20.0 million milestone payment from Bayer HealthCare which was not considered to be substantive for revenue recognition purposes and, therefore, fully deferred, and (iii) the two $20.0 million licensing payments received from each of AstraZeneca and Astellas, all as described above, partly offset by 2007 revenue recognition, principally from amortization of these deferred payments and prior year deferred payments from sanofi-aventis and Bayer HealthCare. Accounts payable, accrued expenses, and other liabilities increased $19.1 million at December 31, 2007, compared to end-of-year 2006, primarily due to a $4.9 million cost-sharing payment due to Bayer HealthCare in connection with the companies’ VEGF Trap-Eye collaboration and higher accruals in 2007 for payroll costs and clinical-related expenses.

     The majority of our cash expenditures in 2009, 2008, and 2007 were to fund research and development, primarily related to our clinical programs and our preclinical human monoclonal antibody programs. In 2008 and 2007, we made interest payments totaling $9.3 million and $11.0 million, respectively, on our convertible senior subordinated notes. The convertible notes were repaid in full in 2008.

Cash Provided by (Used in) Investing Activities

     Net cash provided by investing activities was $146 thousand in 2009 and $30.8 million in 2008, and net cash used in investing activities was $85.7 million in 2007. In 2009 and 2008, sales or maturities of marketable securities exceeded purchases by $97.4 million and $65.7 million, respectively, whereas in 2007, purchases of marketable securities exceeded sales or maturities by $67.3 million. Capital expenditures in 2009 and 2008 included costs in connection with expanding our manufacturing capacity at our Rensselaer, New York facilities and tenant improvements and related costs in connection with our December 2006 Tarrytown, New York lease, as described below. Capital expenditures in 2007 included the purchase of land and a building in Rensselaer for $9.0 million.

Cash Provided by (Used in) Financing Activities

     Net cash provided by financing activities was $31.4 million in 2009 and $319.4 million in 2007, respectively, and net cash used in financing activities was $192.9 million in 2008. In 2009, we received a $23.6 million reimbursement of tenant improvements from our landlord in connection with our new Tarrytown facilities, which we are deemed to own in accordance with FASB authoritative guidance. In the second and third quarters of 2008, we repurchased $82.5 million in principal amount of our convertible senior subordinated notes for $83.3 million. The remaining $117.5 million of convertible notes were repaid in full upon their maturity in October 2008. In 2007, sanofi-aventis purchased 12 million newly issued, unregistered shares of our Common Stock for gross proceeds to us of $312.0 million. In addition, proceeds from issuances of Common Stock in connection with exercises of employee stock options were $8.6 million in 2009, $7.9 million in 2008, and $7.6 million in 2007.

Fair Value of Marketable Securities

     At December 31, 2009 and 2008, we held marketable securities whose aggregate fair value totaled $181.3 million and $278.0 million, respectively. The composition of our portfolio of marketable securities on these dates was as follows:

	2009		2008
Investment type	Fair Value	Percent	Fair Value	Percent
U.S. Treasury securities	$80.4	44%	$113.9	41%
U.S. government agency securities	29.6	16%	58.3	21%
U.S. government-guaranteed corporate bonds	48.7	27%	29.8	11%
U.S. government guaranteed collateralized mortgage obligations	3.7	2%	17.4	6%
Corporate bonds	10.3	6%	37.1	13%
Mortgage-backed securities	3.2	2%	10.0	4%
Other asset-backed securities			7.8	3%
Other	5.4	3%	3.7	1%
Total marketable securities	$181.3	100%	$278.0	100%

     In addition, at December 31, 2009 and 2008, we had $208.7 million and $249.5 million, respectively, of cash, cash equivalents, and restricted cash, primarily held in money market funds that invest in U.S. government securities.

     During 2009, as marketable securities in our portfolio matured or paid down, we purchased primarily U.S. Treasury securities, U.S. government agency obligations, and U.S. government-guaranteed debt. This shift toward higher quality securities, which we initiated in 2008, reduced the risk profile, as well as the overall yield, of our portfolio during 2009.

     In particular, we reduced the proportion of mortgage-backed securities in, and eliminated other asset-backed securities from, the portfolio since they had deteriorated in credit quality and declined in value due to higher delinquency rates on the underlying collateral supporting these securities. The mortgage-backed securities that we held at December 31, 2009 are backed by prime and sub-prime residential mortgages and home equity loans. The estimated fair value of our mortgage-backed securities generally ranged from 77% to 99% of par value at December 31, 2009. Our mortgage-backed securities are all senior tranches that are paid-down before other subordinated tranches as the loans in the underlying collateral are repaid. Through December 31, 2009, we continued to receive monthly payments of principal and interest on our mortgage-backed securities holdings. If the monthly principal and interest payments continue at approximately the current rate, we anticipate that all of the mortgage-backed securities in our portfolio will be repaid within the next two years, and most would be repaid in 2010. However, higher delinquency rates in the underlying collateral supporting mortgage-backed securities in our investment portfolio could result in future impairment charges related to these securities, which could be material.

     We classify our investments using a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The three tiers are Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

     Changes in Level 3 marketable securities during the year ended December 31, 2009 and 2008 were as follows:

	Level 3
	Marketable
	Securities
(In millions)	2009	2008
Balance January 1	$0.1	$7.9
Settlements		(8.2)
Realized gain		1.1
Impairments	(0.1)	(0.7)
Balance December 31		$0.1

     During the years ended December 31, 2009 and 2008, there were no transfers of marketable securities between Level 2 and Level 3 classifications.

     Our methods for valuing our marketable securities are described in Note 2 to our financial statements included in this Annual Report on Form 10-K. With respect to valuations for pricing our Level 2 marketable securities, we consider quantitative and qualitative factors such as financial conditions and near term prospects of the issuer, recommendations of investment advisors, and forecasts of economic, market, or industry trends. For valuations that we determine for our Level 3 marketable securities, we regularly monitor these securities and adjust their valuations as deemed appropriate based on the facts and circumstances.

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

     In December 2005, we and sanofi-aventis amended our collaboration agreement to expand the territory in which the companies are collaborating on the development of aflibercept to include Japan. In connection with this amendment, sanofi-aventis agreed to make a $25.0 million non-refundable up-front payment to us, which was received in January 2006. Under the collaboration agreement, as amended, we and sanofi-aventis will share co-promotion rights and profits on sales, if any, of aflibercept outside of Japan for disease indications included in our collaboration. In Japan, we are entitled to a royalty of approximately 35% on annual sales of aflibercept. We may also receive up to $400 million in milestone payments upon receipt of specified marketing approvals, including up to

$360 million in milestone payments related to the receipt of marketing approvals for up to eight aflibercept oncology and other indications in the United States or the European Union and up to $40 million related to the receipt of marketing approvals for up to five aflibercept oncology indications in Japan.

     We have agreed to manufacture clinical supplies of aflibercept at our plant in Rensselaer, New York. Sanofi-aventis has agreed to be responsible for providing commercial scale manufacturing capacity for aflibercept.

     Under the collaboration agreement, as amended, agreed upon worldwide aflibercept development expenses incurred by both companies during the term of the agreement, including costs associated with the manufacture of clinical drug supply, will be funded by sanofi-aventis. If the collaboration becomes profitable, we will be obligated to reimburse sanofi-aventis for 50% of these development expenses, including 50% of the $25.0 million payment received in connection with the January 2005 amendment to our collaboration agreement, in accordance with a formula based on the amount of development expenses and our share of the collaboration profits and Japan royalties, or at a faster rate at our option. In addition, if the first commercial sale of an aflibercept product for intraocular delivery to the eye predates the first commercial sale of an aflibercept product under the collaboration by two years, we will begin reimbursing sanofi-aventis for up to $7.5 million of aflibercept development expenses in accordance with a formula until the first commercial aflibercept sale under the collaboration occurs. Since inception of the collaboration agreement through December 31, 2009, we and sanofi-aventis have incurred $598.4 million in agreed upon development expenses related to aflibercept. Currently, multiple clinical studies to evaluate aflibercept as both a single agent and in combination with other therapies in various cancer indications are ongoing.

     Sanofi-aventis funded $26.6 million, $35.6 million, and $38.3 million, respectively, of our aflibercept development costs in 2009, 2008, and 2007, of which $3.6 million, $6.3 million, and $10.5 million, respectively, were included in accounts receivable as of December 31, 2009, 2008, and 2007. In addition, the up-front payments from sanofi-aventis of $80.0 million in September 2003 and $25.0 million in January 2006 were recorded to deferred revenue and are being recognized as contract research and development revenue over the period during which we expect to perform services. In 2009, 2008, and 2007, we recognized $9.9 million, $8.8 million, and $8.8 million of revenue, respectively, related to these up-front payments.

     Sanofi-aventis has the right to terminate the agreement without cause with at least twelve months advance notice. Upon termination of the agreement for any reason, any remaining obligation to reimburse sanofi-aventis for 50% of aflibercept development expenses will terminate and we will retain all rights to aflibercept.

Antibodies

     In November 2007, we and sanofi-aventis entered into a global, strategic collaboration to discover, develop, and commercialize fully human monoclonal antibodies. The collaboration is governed by a Discovery and Preclinical Development Agreement and a License and Collaboration Agreement. We received a non-refundable up-front payment of $85.0 million from sanofi-aventis under the discovery agreement. In addition, sanofi-aventis is funding research at Regeneron to identify and validate potential drug discovery targets and develop fully human monoclonal antibodies against these targets. Sanofi-aventis funded approximately $175 million of research from the collaboration’s inception through December 31, 2009. In November 2009, we and sanofi-aventis amended these collaboration agreements to expand and extend our antibody collaboration. Sanofi-aventis will now fund up to $160 million per year of our antibody discovery activities in 2010 through 2017, subject to a one-time option for sanofi-aventis to adjust the maximum reimbursement amount down to $120 million per year commencing in 2014 if over the prior two years certain specified criteria are not satisfied. The discovery agreement will expire on December 31, 2017; however, sanofi-aventis has an option to extend the agreement for up to an additional three years for further antibody development and preclinical activities.

     For each drug candidate identified under the discovery agreement, sanofi-aventis has the option to license rights to the candidate under the license agreement. If it elects to do so, sanofi-aventis will co-develop the drug candidate with us through product approval. Under the license agreement, agreed upon worldwide development expenses incurred by both companies during the term of the agreement will be funded by sanofi-aventis, except that following receipt of the first positive Phase 3 trial results for a co-developed drug candidate, subsequent Phase 3 trial-related costs for that drug candidate (called Shared Phase 3 Trial Costs) will be shared 80% by sanofi-aventis and 20% by us. If the collaboration becomes profitable, we will be obligated to reimburse sanofi-aventis for 50% of development expenses that were fully funded by sanofi-aventis (or half of $140.2 million as of December 31, 2009)

and 30% of Shared Phase 3 Trial Costs, in accordance with a defined formula based on the amounts of these expenses and our share of the collaboration profits from commercialization of collaboration products. However, we are not required to apply more than 10% of our share of the profits from collaboration products in any calendar quarter towards reimbursing sanofi-aventis for these development costs. If sanofi-aventis does not exercise its option to license rights to a particular drug candidate under the license agreement, we will retain the exclusive right to develop and commercialize such drug candidate, and sanofi-aventis will receive a royalty on sales, if any.

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

     We are obligated to use commercially reasonable efforts to supply clinical requirements of each drug candidate under the collaboration until commercial supplies of that drug candidate are being manufactured. In connection with the November 2009 amendment of the collaboration’s discovery agreement, sanofi-aventis will fund up to $30 million of agreed-upon costs incurred by us to expand our manufacturing capacity at our Rensselaer, New York facilities, of which $0.5 million were included in accounts receivable at December 31, 2009.

     In 2009, 2008, and 2007, sanofi-aventis funded $99.8 million, $72.2 million, and $3.0 million, respectively, of our expenses under the collaboration’s discovery agreement and $98.3 million, $25.7 million, and $0.7 million, respectively, of our development costs under the license agreement. Of these amounts, $57.9 million and $25.5 million were included in accounts receivable as of December 31, 2009 and 2008, respectively. The $85.0 million up-front payment received from sanofi-aventis in December 2007 was recorded to deferred revenue and is being recognized as collaboration revenue over the period during which we expect to perform services. In 2009, 2008, and 2007, we recognized $9.9 million, $10.5 million, and $0.9 million of revenue, respectively, related to this up-front payment. In addition, reimbursements by sanofi-aventis of our costs to expand our manufacturing capacity will be recorded to deferred revenue and recognized prospectively as collaboration revenue over the same period applicable to recognition of the $85.0 million up-front payment, as described above.

     In connection with the antibody collaboration, in August 2008, we entered into a separate agreement with sanofi-aventis to use our proprietary VelociGene® technology platform to supply sanofi-aventis with genetically modified mammalian models of gene function and disease. The agreement provides for minimum annual order quantities for the term of the agreement, which extends through December 2012, for which we expect to receive payments totaling a minimum of $21.5 million, of which $5.1 million had been received as of December 31, 2009.

     With respect to each antibody product which enters development under the license agreement, sanofi-aventis or we may, by giving twelve months notice, opt-out of further development and/or commercialization of the product, in which event the other party retains exclusive rights to continue the development and/or commercialization of the product. We may also opt-out of the further development of an antibody product if we give notice to sanofi-aventis within thirty days of the date that sanofi-aventis elects to jointly develop such antibody product under the license agreement. Each of the discovery agreement and the license agreement contains other termination provisions, including for material breach by the other party. Prior to December 31, 2017, sanofi-aventis has the right to terminate the discovery agreement without cause with at least three months advance written notice; however, except under defined circumstances, sanofi-aventis would be obligated to immediately pay to us the full amount of unpaid research funding during the remaining term of the research agreement through December 31, 2017. Upon termination of the collaboration in its entirety, our obligation to reimburse sanofi-aventis for development costs out of any future profits from collaboration products will terminate.

     In December 2007, we sold sanofi-aventis 12 million newly issued, unregistered shares of Common Stock at an aggregate cash price of $312.0 million, or $26.00 per share of Common Stock. As a condition to the closing of this transaction, sanofi-aventis entered into an investor agreement with us. This agreement, which was amended in November 2009, contains certain demand rights, “stand-still provisions”, and other restrictions, which are more fully described in Note 12 to our Financial Statements.

Collaboration with Bayer HealthCare

     In October 2006, we entered into a license and collaboration agreement with Bayer HealthCare to globally develop, and commercialize outside the United States, VEGF Trap-Eye. Under the terms of the agreement, Bayer HealthCare made a non-refundable up-front payment to us of $75.0 million. In August 2007, we received a $20.0 million milestone payment (which, for the purpose of revenue recognition, was not considered substantive) from Bayer HealthCare following dosing of the first patient in the Phase 3 study of VEGF Trap-Eye in wet AMD. In July 2009, we received a $20.0 million substantive performance milestone payment from Bayer HealthCare following dosing of the first patient in a Phase 3 study of VEGF Trap-Eye in CRVO. We are eligible to receive up to $70 million in additional development and regulatory milestones related to the VEGF Trap-Eye program. We are also eligible to receive up to an additional $135 million in sales milestones if total annual sales of VEGF Trap-Eye outside the United States achieve certain specified levels starting at $200 million.

     We will share equally with Bayer HealthCare in any future profits arising from the commercialization of VEGF Trap-Eye outside the United States. If VEGF Trap-Eye is granted marketing authorization in a major market country outside the United States and the collaboration becomes profitable, we will be obligated to reimburse Bayer HealthCare out of our share of the collaboration profits for 50% of the agreed upon development expenses that Bayer HealthCare has incurred (or half of $138.4 million at December 31, 2009) in accordance with a formula based on the amount of development expenses that Bayer HealthCare has incurred and our share of the collaboration profits, or at a faster rate at our option. Within the United States, we are responsible for any future commercialization of VEGF Trap-Eye and retain exclusive rights to any future profits from such commercialization in the United States. To date, we and Bayer HealthCare have initiated Phase 3 programs of VEGF Trap-Eye in wet AMD and CRVO and a Phase 2 clinical study in DME. We are also obligated to use commercially reasonable efforts to supply clinical and commercial product requirements.

     The $75.0 million up-front payment and the $20.0 million milestone payment received in August 2007 from Bayer HealthCare were recorded to deferred revenue. In 2009, 2008, and 2007, we recognized $9.9 million, $12.4 million, and $15.9 million, respectively, of revenue related to these deferred payments. The $20.0 million substantive performance milestone payment received from Bayer HealthCare in July 2009 was recognized as revenue in 2009.

     Under the terms of the agreement, in 2009 and thereafter, all agreed upon VEGF Trap-Eye development expenses incurred by both companies under a global development plan will be shared equally. In 2009, this resulted in a net payment by us of $0.3 million to Bayer HealthCare. In 2008, the first $70.0 million of VEGF Trap-Eye development expenses were shared equally and we were solely responsible for up to the next $30.0 million, which resulted in a net payment by us of $11.3 million to Bayer HealthCare. In 2007, the first $50.0 million of VEGF Trap-Eye development expenses were shared equally and we were solely responsible for up to the next $40.0 million, which resulted in a net reimbursement of $9.4 million from Bayer HealthCare to us. At December 31, 2009 and 2008, accrued expenses included $1.2 million and $9.8 million, respectively, due to Bayer HealthCare.

     Bayer HealthCare has the right to terminate the agreement without cause with at least six months or twelve months advance notice depending on defined circumstances at the time of termination. In the event of termination of the agreement for any reason, we retain all rights to VEGF Trap-Eye.

License Agreements with AstraZeneca and Astellas

     Under these non-exclusive license agreements, AstraZeneca and Astellas each made $20.0 million annual, non-refundable payments to us in each of 2009, 2008, and 2007. AstraZeneca and Astellas are each required to make up to three additional annual payments of $20.0 million, subject to each licensee’s ability to terminate its license agreement with us after making the next annual payment in 2010.

National Institutes of Health Grant

     Under our five-year grant from the NIH, as amended, we are entitled to receive a minimum of $25.3 million over the five-year period beginning in September 2006, subject to compliance with the grant’s terms and annual funding approvals, including $1.5 million to optimize our existing C57BL/6 ES cell line and its proprietary growth medium. In 2009, 2008, and 2007, we recognized $5.5 million, $4.9 million, and $5.5 million, respectively, of revenue related to the NIH Grant, of which $1.2 million and $1.3 million, respectively, was receivable at the end of 2009 and 2008. In 2010, we expect to receive funding of approximately $5.5 million for reimbursement of Regeneron expenses related to the NIH Grant.

License Agreement with Cellectis

     In July 2008, we and Cellectis S.A. entered into an Amended and Restated Non-Exclusive License Agreement. The amended license agreement resolved a dispute between the parties related to the interpretation of a license agreement entered into by the parties in December 2003 pursuant to which we licensed certain patents and patent applications relating to a process for the specific replacement of a copy of a gene in the receiver genome by homologous recombination. Pursuant to the amended license agreement, in July 2008, we made a non-refundable $12.5 million payment to Cellectis and agreed to pay Cellectis a low single-digit royalty based on revenue received by us from any future licenses or sales of our VelociGene® or VelocImmune® products and services. No royalties are payable with respect to our VelocImmune license agreements with AstraZeneca and Astellas or our antibody collaboration with sanofi-aventis. In addition, no royalties are payable on any revenue from commercial sales of antibodies from our VelocImmune technology.

     We are amortizing our $12.5 million payment to Cellectis in proportion to past and anticipated future revenues under our license agreements with AstraZeneca and Astellas and our antibody discovery agreement with sanofi-aventis (as amended in November 2009). In 2009 and 2008, we recognized $2.3 million and $2.7 million, respectively, of expense related to the Cellectis agreement.

     In July 2008, we and Cellectis also entered into a Subscription Agreement pursuant to which we purchased 368,301 ordinary shares of Cellectis in November 2008 at a price of EUR 8.63 per share (which was equivalent to $10.98 at the EUR exchange rate on the date of purchase).

Lease – Tarrytown, New York Facilities:

     We lease approximately 537,100 square feet of laboratory and office space at facilities in Tarrytown, New York, under a December 2006 lease agreement, as amended. These facilities include approximately 230,000 square feet of newly constructed space in two new buildings (Buildings A and B) that were completed during the third quarter of 2009 and, under a December 2009 amendment to the lease, approximately 130,900 square feet of additional new space that is under construction in a third new building (Building C), which is expected to be completed in mid-2011. The lease will expire in June 2024 and contains three renewal options to extend the term of the lease by five years each, as well as early termination options on approximately 290,400 square feet of space. The lease provides for monthly payments over its term and additional charges for utilities, taxes, and operating expenses. Certain premises under the lease are accounted for as operating leases. However, for the newly constructed space that we are leasing, we are deemed, in substance, to be the owner of the landlord’s buildings in accordance with the application of FASB authoritative guidance (as described above under “Revision of Previously Issued Financial Statements”), and the landlord’s costs of constructing these new facilities are required to be capitalized on our books as a non-cash transaction, offset by a corresponding lease obligation on our balance sheet.

     In connection with the lease, in December 2006, we issued a letter of credit in the amount of $1.6 million to our landlord, which is collateralized by a $1.6 million bank certificate of deposit.

     In connection with Buildings A and B, we capitalized our landlord’s costs of constructing these new facilities, which totaled $58.2 million as of December 31, 2009, and recognized a corresponding facility lease obligation of $58.2 million. We also recognized, as an additional facility lease obligation, reimbursements totaling $23.6 million from our landlord during 2009 for tenant improvement costs that we incurred since, under FASB authoritative guidance, these reimbursements from our landlord are deemed to be a financing obligation. Monthly lease payments on these facilities are allocated between the land element of the lease (which is accounted for as an operating lease) and the facility lease obligation, based on the estimated relative fair values of the land and buildings. The imputed interest rate applicable to the facility lease obligation is approximately 11%. At December 31, 2009 and 2008, the facility lease obligation balance in connection with these new facilities was $81.0 million and $54.2 million, respectively.

     In addition, as described above, we amended our lease in December 2009 to include additional new laboratory and office space in Building C that is under construction. As of December 31, 2009, we capitalized $27.8 million of our landlord’s costs of constructing these new facilities, and recognized a corresponding facility lease obligation of $27.8 million. Monthly lease payments on these facilities will commence in January 2011 and additional charges for utilities, taxes, and operating expenses commenced in January 2010. Rent expense in connection with the land element of these additional facilities, which is accounted for as an operating lease, commenced in December 2009 and is recorded as a deferred liability until lease payments commence in January 2011. In addition, interest expense is imputed at a rate of approximately 9%, and is capitalized and deferred in connection with this facility lease obligation. At December 31, 2009, the facility lease obligation balance in connection with these additional new facilities was $28.0 million.

Capital Expenditures

     Our cash expenditures for property, plant, and equipment totaled $97.3 million in 2009, $34.9 million in 2008, and $18.4 million in 2007. As described above, $23.6 million of tenant improvement costs we incurred in Tarrytown were reimbursed by our landlord in 2009. We expect to incur capital expenditures of approximately $80 to $110 million in 2010 and approximately $40 to $60 million in 2011, primarily in connection with expanding our Rensselaer, New York manufacturing facilities and tenant improvements at our newly leased Tarrytown facilities in Building C. In February 2010, we received $47.5 million from our landlord in connection with tenant improvement costs in Tarrytown. We also expect to be reimbursed for a portion of the capital expenditures for our Rensselaer facilities by sanofi-aventis, with the remaining amount to be funded by our existing capital resources.

Funding Requirements

     Our total expenses for research and development from inception through December 31, 2009 have been approximately $2.0 billion. We have entered into various agreements related to our activities to develop and commercialize product candidates and utilize our technology platforms, including collaboration agreements, such as those with sanofi-aventis and Bayer HealthCare, and agreements to use our Velocigene® technology platform. We incurred expenses associated with these agreements, which include reimbursable and non-reimbursable amounts, an allocable portion of general and administrative costs, and cost sharing of a collaborator’s development expenses, where applicable, of $333.7 million, $230.6 million, and $108.2 million in 2009, 2008, and 2007, respectively.

     We expect to continue to incur substantial funding requirements primarily for research and development activities (including preclinical and clinical testing). Before taking into account reimbursements from our collaborators, and exclusive of anticipated funding for capital expenditures as described above, we currently anticipate that approximately 65-75% of our expenditures for 2010 will be directed toward the preclinical and clinical development of product candidates, including rilonacept, aflibercept, VEGF Trap-Eye, and clinical stage monoclonal antibodies; approximately 15-25% of our expenditures for 2010 will be applied to our basic research and early preclinical activities; and the remainder of our expenditures for 2010 will be used for the continued development of our novel technology platforms and general corporate purposes. While we expect that funding requirements for our research and development activities will continue to increase in 2010, we also expect that a greater proportion of our research and development expenditures will be reimbursed by our collaborators, especially in connection with our amended and expanded antibody collaboration with sanofi-aventis.

     In connection with our funding requirements, the following table summarizes our contractual obligations as of December 31, 2009. These obligations and commitments assume non-termination of agreements and represent expected payments based on current operating forecasts, which are subject to change:

	Payments Due by Period
		Less than			Greater than
	Total	one year	1 to 3 years	3 to 5 years	5 years
	(In millions)
Operating leases(1)	$96.2	$6.3	$11.6	$12.4	$65.9
Purchase obligations(2)	150.6	112.5	38.1
Other long-term liabilities(3)	205.4	8.2	22.4	26.6	148.2
Total contractual obligations	$452.2	$127.0	$72.1	$39.0	$214.1

_______________

(1)	Excludes future contingent costs for utilities, real estate taxes, and operating expenses included in our rent. In 2009, these costs were $8.4 million. See Note 11(a) to our Financial Statements.

(2)	Purchase obligations primarily relate to (i) research and development commitments, including those related to clinical trials, (ii) capital expenditures for equipment acquisitions, and (iii) license payments. Our obligation to pay certain of these amounts may increase or be reduced based on certain future events. Open purchase orders for the acquisition of goods and services in the ordinary course of business are excluded from the table above.

(3)	Represents payments with respect to facility lease obligations in connection with our lease of facilities in Tarrytown, New York, as described above. See Note 11(a) to our Financial Statements.

     As described above, in February 2010, we received $47.5 million from our landlord in connection with tenant improvement costs in Tarrytown. As a result, total contractual obligations, as detailed in the table above, will increase (i) from 127.0 million to $130.9 million for the year ending December 31, 2010, (ii) from $72.1 million to $80.0 million for the two-year period beginning January 1, 2011, (iii) from $39.0 million to $47.0 million for the two-year period beginning January 1, 2013, and (iv) from $214.1 million to $251.6 million for the fiscal years beginning January 1, 2015 and thereafter.

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

     We believe that our existing capital resources, including funding we are entitled to receive under our collaboration agreements, will enable us to meet operating needs through at least 2012. However, this is a forward-looking statement based on our current operating plan, and there may be a change in projected revenues or expenses that would lead to our capital being consumed significantly before such time. For example, if we choose to commercialize products that are not licensed to a third party, we could incur substantial pre-marketing and commercialization expenses that could lead us to consume our cash at a faster rate. If there is insufficient capital to fund all of our planned operations and activities, we would expect to prioritize available capital to fund selected preclinical and clinical development programs or license selected products.

     Other than our operating leases and a $1.6 million letter of credit issued to our landlord in connection with our lease for facilities in Tarrytown, New York, as described above, we have no off-balance sheet arrangements. In addition, we do not guarantee the obligations of any other entity. As of December 31, 2009, we had no established banking arrangements through which we could obtain short-term financing or a line of credit. In the event we need additional financing for the operation of our business, we will consider collaborative arrangements and additional public or private financing, including additional equity financing. Factors influencing the availability of additional financing include our progress in product development, investor perception of our prospects, and the general condition of the financial markets. We may not be able to secure the necessary funding through new collaborative arrangements or additional public or private offerings. If we cannot raise adequate funds to satisfy our capital requirements, we may have to delay, scale-back, or eliminate certain of our research and development activities or future operations. This could materially harm our business.

Future Impact of Recently Issued Accounting Standards

     In October 2009, the FASB amended its authoritative guidance on multiple-deliverable revenue arrangements. The amended guidance provides greater ability to separate and allocate arrangement consideration in a multiple-element revenue arrangement by requiring the use of estimated selling prices to allocate arrangement consideration, thereby eliminating the use of the residual method of allocation. The amended guidance also requires expanded qualitative and quantitative disclosures surrounding multiple-deliverable revenue arrangements. This guidance may be applied retrospectively or prospectively for new or materially modified arrangements. We are required to adopt this amended guidance effective for the fiscal year beginning January 1, 2011, although earlier adoption is permitted. We are currently evaluating the impact that this guidance will have on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

     Our earnings and cash flows are subject to fluctuations due to changes in interest rates principally in connection with our investment of excess cash in direct obligations of the U.S. government and its agencies, other debt securities guaranteed by the U.S. government, and money market funds that invest in U.S. Government securities and, to a lesser extent, investment grade debt securities issued by corporations, bank deposits, and asset-backed securities. We do not believe we are materially exposed to changes in interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We estimate that a one percent unfavorable change in interest rates would have resulted in approximately a $0.6 million and $1.9 million decrease in the fair value of our investment portfolio at December 31, 2009 and 2008, respectively.

Credit Quality Risk

     We have an investment policy that includes guidelines on acceptable investment securities, minimum credit quality, maturity parameters, and concentration and diversification. Nonetheless, deterioration of the credit quality of an investment security subsequent to purchase may subject us to the risk of not being able to recover the full principal value of the security. We have recognized other-than-temporary impairment charges related to certain marketable securities of $0.1 million, $2.5 million, and $5.9 million in 2009, 2008, and 2007, respectively.

     The current economic environment and the deterioration in the credit quality of issuers of securities that we hold increase the risk of potential declines in the current market value of marketable securities in our investment portfolio. Such declines could result in charges against income in future periods for other-than-temporary impairments and the amounts could be material.

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

Management Report on Internal Control over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation our management has concluded that our internal control over financial reporting was effective as of December 31, 2009. The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

Changes in Internal Control over Financial Reporting

      There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

     None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

     The information required by this item (other than the information set forth in the next paragraph in this Item 10) will be included in our definitive proxy statement with respect to our 2010 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.

     We have adopted a code of business conduct and ethics that applies to our officers, directors, and employees. The full text of our code of business conduct and ethics can be found on the Company’s website (http://www.regeneron.com) under the “Corporate Governance” heading on the “About Us” page.

ITEM 11. EXECUTIVE COMPENSATION

     The information called for by this item will be included in our definitive proxy statement with respect to our 2010 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information called for by this item will be included in our definitive proxy statement with respect to our 2010 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

     The information required by this item will be included in our definitive proxy statement with respect to our 2010 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information called for by this item will be included in our definitive proxy statement with respect to our 2010 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)1. Financial Statements

The financials statements filed as part of this report are listed on the Index to Financial Statements on page F-1.

2. Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

3. Exhibits

Exhibit
Number			Description
3.1	(o)	-	Restated Certificate of Incorporation.
3.2	(a)	-	By-Laws, as amended.
10.1 +	(b)	-	1990 Amended and Restated Long-Term Incentive Plan.
10.2 +	(p)	-	Amended and Restated 2000 Long-Term Incentive Plan.
10.2.1 +	(c)	-	Form of option agreement and related notice of grant for use in connection with the grant of options to the Registrant’s non-employee directors and named executive officers.
10.2.2 +	(c)	-	Form of option agreement and related notice of grant for use in connection with the grant of options to the Registrant’s executive officers other than the named executive officers.
10.2.3 +	(d)	-	Form of restricted stock award agreement and related notice of grant for use in connection with the grant of restricted stock awards to the Registrant’s executive officers.
10.2.4 +	(d)	-	Form of option agreement and related notice of grant for use in connection with the grant of stock options to certain of the Registrant’s executive officers in connection with a January 2005 Option Exchange Program.
10.2.5 +	(t)	-	Form of option agreement and related notice of grant for use in connection with the grant of time based vesting stock options to the Registrant’s non-employee directors and executive officers.
10.2.6 +	(t)	-	Form of option agreement and related notice of grant for use in connection with the grant of performance based vesting stock options to the Registrant’s executive officers.
10.3 +	(s)	-	Amended and Restated Employment Agreement, dated as of November 14, 2008, between the Registrant and Leonard S. Schleifer, M.D., Ph.D.
10.4* +	(e)	-	Employment Agreement, dated as of December 31, 1998, between the Registrant and P. Roy Vagelos, M.D.
10.5 +	(s)	-	Regeneron Pharmaceuticals, Inc. Change in Control Severance Plan, amended and restated effective as of November 14, 2008.
10.6*	(f)	-	IL-1 License Agreement, dated June 26, 2002, by and among the Registrant, Immunex Corporation, and Amgen Inc.
10.7*	(u)	-	IL-1 Antibody Termination Agreement by and between Novartis Pharma AG, Novartis Pharmaceuticals Corporation and the Registrant, dated as of June 8, 2009.
10.8*	(u)	-	Trap-2 Termination Agreement by and between Novartis Pharma AG, Novartis Pharmaceuticals Corporation and the Registrant, dated as of June 8, 2009.
10.9*	(g)	-	Collaboration Agreement, dated as of September 5, 2003, by and between Aventis Pharmaceuticals Inc. and the Registrant.
10.9.1*	(e)	-	Amendment No. 1 to Collaboration Agreement, by and between Aventis Pharmaceuticals Inc. and the Registrant, effective as of December 31, 2004.
10.9.2	(h)	-	Amendment No. 2 to Collaboration Agreement, by and between Aventis Pharmaceuticals Inc. and the Registrant, effective as of January 7, 2005.
10.9.3*	(i)	-	Amendment No. 3 to Collaboration Agreement, by and between Aventis Pharmaceuticals Inc. and the Registrant, effective as of December 21, 2005.
10.9.4*	(i)	-	Amendment No. 4 to Collaboration Agreement, by and between sanofi-aventis U.S., LLC (successor in interest to Aventis Pharmaceuticals, Inc.) and the Registrant, effective as of January 31, 2006.
10.10*	(j)	-	License and Collaboration Agreement, dated as of October 18, 2006, by and between Bayer HealthCare LLC and the Registrant.
10.11*	(k)	-	Non Exclusive License and Material Transfer Agreement, dated as of February 5, 2007, by and between AstraZeneca UK Limited and the Registrant.
10.12	(l)	-	Lease, dated as of December 21, 2006, by and between BMR-Landmark at Eastview LLC and the Registrant.
10.12.1*	(n)	-	First Amendment to Lease, by and between BMR-Landmark at Eastview LLC and the Registrant, effective as of October 24, 2007.

10.12.2	(r)	-	Second Amendment to Lease, by and between BMR-Landmark at Eastview LLC and the Registrant, effective as of September 30, 2008.
10.12.3	(t)	-	Third Amendment to lease, by and between BMR-Landmark at Eastview LLC and the Registrant, entered into as of April 29, 2009.
10.12.4	(v)	-	Fourth Amendment to Lease, by and between BMR-Landmark at Eastview LLC and the Registrant, effective as of December 3, 2009.
10.12.5	(w)	-	Fifth Amendment to Lease, by and between BMR-Landmark at Eastview LLC and the Registrant, entered into as of February 11, 2010.
10.13*	(m)	-	Non Exclusive License and Material Transfer Agreement, dated as of March 30, 2007, by and between Astellas Pharma Inc. and the Registrant.
10.14*		-	Amended and Restated Discovery and Preclinical Development Agreement, dated as of November 10, 2009, by and between Aventis Pharmaceuticals Inc. and the Registrant.
10.15*		-	Amended and Restated License and Collaboration Agreement, dated as of November 10, 2009, by and among Aventis Pharmaceuticals Inc., sanofi-aventis Amerique Du Nord, and the Registrant.
10.16	(o)	-	Stock Purchase Agreement, dated as of November 28, 2007, by and among sanofi-aventis Amerique Du Nord, sanofi-aventis US LLC, and the Registrant.
10.17	(o)	-	Investor Agreement, dated as of December 20, 2007, by and among sanofi-aventis, sanofi-aventis US LLC, Aventis Pharmaceuticals Inc., sanofi-aventis Amerique du Nord, and the Registrant.
10.17.1		-	First Amendment to the December 20, 2007 Investor Agreement, dated as of November 10, 2009, by and among sanofi-aventis US LLC, Aventis Pharmaceuticals Inc., sanofi-aventis Amerique du Nord, and the Registrant.
10.18*	(q)	-	Amended and Restated Non-Exclusive License Agreement, dated as of July 1, 2008 by and between Cellectis, S.A. and the Registrant.
23.1		-	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24.1		-	Power of Attorney (included on the signature page of this Annual Report on Form 10-K)
31.1		-	Certification of CEO pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2		-	Certification of CFO pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32		-	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.

Description:
(a)	Incorporated by reference from the Form 8-K for Regeneron Pharmaceuticals, Inc., filed November 13, 2007.

(b)	Incorporated by reference from the Company’s registration statement on Form S-1 (file number 33-39043).

(c)	Incorporated by reference from the Form 8-K for Regeneron Pharmaceuticals, Inc., filed December 16, 2005.

(d)	Incorporated by reference from the Form 8-K for Regeneron Pharmaceuticals, Inc., filed December 13, 2004.

(e)	Incorporated by reference from the Form 10-K for Regeneron Pharmaceuticals, Inc., for the year ended December 31, 2004, filed March 11, 2005.

(f)	Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc., for the quarter ended June 30, 2002, filed August 13, 2002.

(g)	Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc., for the quarter ended September 30, 2003, filed November 12, 2003.

(h)	Incorporated by reference from the Form 8-K for Regeneron Pharmaceuticals, Inc., filed January 11, 2005.

(i)	Incorporated by reference from the Form 10-K for Regeneron Pharmaceuticals, Inc., for the year ended December 31, 2005, filed February 28, 2006.

(j)	Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc., for the quarter ended September 30, 2006, filed November 6, 2006.

(k)	Incorporated by reference from the Form 10-K for Regeneron Pharmaceuticals, Inc., for the year ended December 31, 2006, filed March 12, 2007.

(l)	Incorporated by reference from the Form 8-K for Regeneron Pharmaceuticals, Inc., filed December 22, 2006.

(m)	Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc., for the quarter ended March 31, 2007, filed May 4, 2007.

(n)	Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc., for the quarter ended September 30, 2007, filed November 7, 2007.

(o)	Incorporated by reference from the Form 10-K for Regeneron Pharmaceuticals, Inc., for the year ended December 31, 2007, filed February 27, 2008.

(p)	Incorporated by reference from the Form 8-K for Regeneron Pharmaceuticals, Inc., filed June 17, 2008.

(q)	Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc., for the quarter ended June 30, 2008, filed August 1, 2008.

(r)	Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc., for the quarter ended September 30, 2008, filed November 5, 2008.

(s)	Incorporated by reference from the Form 10-K for Regeneron Pharmaceuticals, Inc., for the year ended December 31, 2008, filed February 26, 2009.

(t)	Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc., for the quarter ended March 31, 2009, filed April 30, 2009.

(u)	Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc., for the quarter ended June 30, 2009, filed August 4, 2009.

(v)	Incorporated by reference from the Form 8-K for Regeneron Pharmaceuticals, Inc., filed December 8, 2009.

(w)	Incorporated by reference from the Form 8-K for Regeneron Pharmaceuticals, Inc., filed February 16, 2010.
_______________

*	Portions of this document have been omitted and filed separately with the Commission pursuant to requests for confidential treatment pursuant to Rule 24b-2.

+	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGENERON PHARMACEUTICALS, INC.

		BY:	/S/ LEONARD S. SCHLEIFER
Leonard S. Schleifer, M.D., Ph.D.
President and Chief Executive Officer
Dated:	Tarrytown, New York
February 18, 2010

POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Leonard S. Schleifer, President and Chief Executive Officer, and Murray A. Goldberg, Senior Vice President, Finance & Administration, Chief Financial Officer, Treasurer, and Assistant Secretary, and each of them, his true and lawful attorney-in-fact and agent, with the full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities therewith, to sign any and all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that each said attorney-in-fact and agent, or either of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature		Title
/s/	LEONARD S. SCHLEIFER,	President, Chief Executive Officer, and
	Leonard S. Schleifer, M.D., Ph.D.	Director (Principal Executive Officer)

/s/	MURRAY A. GOLDBERG	Senior Vice President, Finance & Administration,
	Murray A. Goldberg	Chief Financial Officer, Treasurer, and Assistant Secretary
(Principal Financial Officer)

/s/	DOUGLAS S. MCCORKLE	Vice President, Controller, and
	Douglas S. McCorkle	Assistant Treasurer (Principal Accounting Officer)

/s/	GEORGE D. YANCOPOULOS	Executive Vice President, Chief Scientific Officer,
	George D. Yancopoulos, M.D., Ph.D.	President, Regeneron Research Laboratories, and Director

/s/	P. ROY VAGELOS	Chairman of the Board
P. Roy Vagelos, M.D.

/s/	CHARLES A. BAKER	Director
Charles A. Baker

/s/	MICHAEL S. BROWN	Director
Michael S. Brown, M.D.

/s/	ALFRED G. GILMAN	Director
Alfred G. Gilman, M.D., Ph.D.

/s/	JOSEPH L. GOLDSTEIN	Director
Joseph L. Goldstein, M.D.

/s/	ARTHUR F. RYAN	Director
Arthur F. Ryan

/s/	ERIC M. SHOOTER	Director
Eric M. Shooter, Ph.D.

/s/	GEORGE L. SING	Director
George L. Sing

REGENERON PHARMACEUTICALS, INC.

INDEX TO FINANCIAL STATEMENTS

Page
REGENERON PHARMACEUTICALS, INC.	Numbers
Report of Independent Registered Public Accounting Firm	F-2
Balance Sheets at December 31, 2009 and 2008	F-3
Statements of Operations for the years ended December 31, 2009, 2008, and 2007	F-4
Statements of Stockholders’ Equity for the years ended December 31, 2009, 2008, and 2007	F-5
Statements of Cash Flows for the years ended December 31, 2009, 2008, and 2007	F-6
Notes to Financial Statements	F-7 to F-35

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Regeneron Pharmaceuticals, Inc.:

     In our opinion, the accompanying balance sheets and the related statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Regeneron Pharmaceuticals, Inc. at December 31, 2009 and December 31, 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

New York, New York
February 18, 2010

REGENERON PHARMACEUTICALS, INC.
BALANCE SHEETS

December 31, 2009 and 2008
(In thousands, except share data)

	2009	2008
		(Revised -
		see Note 11)
ASSETS
Current assets
Cash and cash equivalents	$207,075	$247,796
Marketable securities	134,255	226,954
Accounts receivable from the sanofi-aventis Group	62,703	33,302
Accounts receivable - other	2,865	1,910
Prepaid expenses and other current assets	18,610	11,480
Total current assets	425,508	521,442
Restricted cash	1,600	1,650
Marketable securities	47,080	51,061
Property, plant, and equipment, at cost, net of accumulated
depreciation and amortization	259,676	142,035
Other assets	7,338	8,032
Total assets	$741,202	$724,220
LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$49,031	$36,168
Deferred revenue from sanofi-aventis, current portion	17,523	21,390
Deferred revenue - other, current portion	27,021	26,114
Total current liabilities	93,575	83,672

Deferred revenue from sanofi-aventis	90,933	105,586
Deferred revenue - other	46,951	56,835
Facility lease obligations	109,022	54,182
Other long term liabilities	3,959	2,431
Total liabilities	344,440	302,706
Commitments and contingencies
Stockholders’ equity
Preferred stock, $.01 par value; 30,000,000 shares authorized; issued and outstanding - none
Class A Stock, convertible, $.001 par value: 40,000,000 shares authorized;
shares issued and outstanding - 2,244,698 in 2009 and 2,248,698 in 2008	2	2
Common Stock, $.001 par value; 160,000,000 shares authorized; shares issued
and outstanding - 78,860,862 in 2009 and 77,642,203 in 2008	79	78
Additional paid-in capital	1,336,732	1,294,813
Accumulated deficit	(941,095)	(873,265)
Accumulated other comprehensive income (loss)	1,044	(114)
Total stockholders’ equity	396,762	421,514
Total liabilities and stockholders’ equity	$741,202	$724,220

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2009, 2008, and 2007
(In thousands except share data)

	2009	2008	2007
		(Revised -	(Revised -
		see Note 11)	see Note 11)
Revenues
Sanofi-aventis collaboration revenue	$247,140	$153,972	$51,687
Other collaboration revenue	67,317	31,166	35,961
Technology licensing	40,013	40,000	28,421
Net product sales	18,364	6,249
Contract research and other	6,434	7,070	8,955
	379,268	238,457	125,024
Expenses
Research and development	398,762	274,903	202,468
Selling, general, and admistrative	52,923	48,880	37,929
Cost of goods sold	1,686	923
	453,371	324,706	240,397
Loss from operations	(74,103)	(86,249)	(115,373)
Other income (expense)
Investment income	4,488	18,161	20,897
Interest expense	(2,337)	(7,752)	(12,043)
Loss on early extinguishment of debt		(938)
	2,151	9,471	8,854
Net loss before income tax expense	(71,952)	(76,778)	(106,519)

Income tax (benefit) expense	(4,122)	2,351
Net loss	$(67,830)	$(79,129)	$(106,519)
Net loss per share, basic and diluted	$(0.85)	$(1.00)	$(1.61)
Weighted average shares outstanding, basic and diluted	79,782	78,827	66,334

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2009, 2008, and 2007
(In thousands)

							Accumulated
					Additional		Other	Total
	Class A Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity	Loss
Balance, December 31, 2006	2,270	$2	63,131	$63	$904,407	$(687,617)	$(231)	$216,624
Issuance of Common Stock in connection with
exercise of stock options, net of shares tendered			886	1	7,618			7,619
Issuance of Common Stock to sanofi-aventis			12,000	12	311,988			312,000
Cost associated with issuance of equity securities to sanofi-aventis					(219)			(219)
Issuance of Common Stock in connection with
Company 401(k) Savings Plan contribution			65		1,367			1,367
Issuance of restricted Common Stock under
Long- Term Incentive Plan			500	1	(1)
Conversion of Class A Stock to Common Stock	(10)		10
Stock-based compensation expense					28,075			28,075
Net loss, 2007						(106,519)		(106,519)	$(106,519)
Change in net unrealized gain (loss) on marketable securities							401	401	401

Balance, December 31, 2007 (Revised- see Note 11)	2,260	2	76,592	77	1,253,235	(794,136)	170	459,348	$(106,118)

Issuance of Common Stock in connection with
exercise of stock options, net of shares tendered			980	1	7,948			7,949
Issuance of Common Stock in connection with
Company 401(k) Savings Plan contribution			59		1,107			1,107
Conversion of Class A Stock to Common Stock	(11)		11
Stock-based compensation expense					32,523			32,523
Net loss, 2008						(79,129)		(79,129)	$(79,129)
Change in net unrealized gain (loss) on marketable securities							(284)	(284)	(284)

Balance, December 31, 2008 (Revised - see Note 11)	2,249	2	77,642	78	1,294,813	(873,265)	(114)	421,514	$(79,413)

Issuance of Common Stock in connection with
exercise of stock options, net of shares tendered			1,134	1	9,269			9,270
Issuance of Common Stock in connection with
Company 401(k) Savings Plan contribution			81		1,391			1,391
Conversion of Class A Stock to Common Stock	(4)		4
Stock-based compensation expense					31,259			31,259
Net loss, 2009						(67,830)		(67,830)	$(67,830)
Change in net unrealized gain (loss) on marketable securities,
net of tax effect of $0.7 million							1,158	1,158	1,158

Balance, December 31, 2009	2,245	$2	78,861	$79	$1,336,732	$(941,095)	$1,044	$396,762	$(66,672)

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2009, 2008, and 2007

	2009	2008	2007
	(In thousands)
Cash flows from operating activities
Net loss	$(67,830)	$(79,129)	$(106,519)
Adjustments to reconcile net loss to net cash (used in)
provided by operating activities
Depreciation and amortization	14,247	11,287	11,487
Non-cash compensation expense	31,259	32,523	28,075
Other non-cash expenses	(382)
Loss on early extinguishment of debt		938
Net realized (gain) loss on marketable securities	(56)	1,310	5,943
Changes in assets and liabilities
Increase in accounts receivable	(30,356)	(16,892)	(10,827)
Increase in prepaid expenses and other assets	(4,574)	(6,560)	(9,649)
(Decrease) increase in deferred revenue	(27,497)	(26,834)	89,764
Increase (decrease) in accounts payable, accrued expenses,
and other liabilities	12,959	(5,729)	19,098
Total adjustments	(4,400)	(9,957)	133,891
Net cash (used in) provided by operating activities	(72,230)	(89,086)	27,372

Cash flows from investing activities
Purchases of marketable securities	(199,997)	(581,139)	(594,446)
Sales or maturities of marketable securities	297,411	646,861	527,169
Capital expenditures	(97,318)	(34,857)	(18,446)
Decrease (increase) in restricted cash	50	(50)
Net cash provided by (used in) investing activities	146	30,815	(85,723)

Cash flows from financing activities
Repurchases or repayment of notes payable		(200,807)
Proceeds in connection with facility lease obligation	23,640
Payments in connection with facility lease obligation	(875)
Net proceeds from the issuance of Common Stock	8,598	7,949	319,400
Net cash provided by (used in) financing activities	31,363	(192,858)	319,400

Net (decrease) increase in cash and cash equivalents	(40,721)	(251,129)	261,049

Cash and cash equivalents at beginning of period	247,796	498,925	237,876

Cash and cash equivalents at end of period	$207,075	$247,796	$498,925

Supplemental disclosure of cash flow information
Cash paid for interest	$2,525	$9,348	$11,000
Cash paid for income taxes		$3,079

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS
For the years ended December 31, 2009, 2008, and 2007
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

Marketable Securities

     The Company has an investment policy that includes guidelines on acceptable investment securities, minimum credit quality, maturity parameters, and concentration and diversification. The Company has invested its excess cash primarily in direct obligations of the U.S. government and its agencies, other debt securities guaranteed by the U.S. government, and money market funds that invest in U.S. Government securities, and, to a lesser extent, investment grade debt securities issued by corporations, bank deposits, and asset-backed securities. The Company considers its marketable securities to be “available-for-sale,” as defined by authoritative guidance issued by the Financial Accounting Standards Board (“FASB”). These assets are carried at fair value and the unrealized gains and losses are included in other accumulated comprehensive income (loss) as a separate component of stockholders’ equity. If the decline in the value of a marketable security in the Company’s investment portfolio is deemed to be other-than-temporary, the Company writes down the security to its current fair value and recognizes a loss that may be charged against income. As described under “Use of Estimates” below, on a quarterly basis, the Company reviews its portfolio of marketable securities, using both quantitative and qualitative factors, to determine if declines in fair value below cost are other-than-temporary.

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

Building and improvements	7-35 years
Laboratory and other equipment	3-10 years
Furniture and fixtures	5 years

REGENERON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2009, 2008, and 2007
(Unless otherwise noted, dollars in thousands, except per share data)

     Leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the lease term, without assuming renewal features, if any, are exercised. Costs of construction of certain long-lived assets include capitalized interest which is amortized over the estimated useful life of the related asset.

Accounting for the Impairment of Long-Lived Assets

     The Company periodically assesses the recoverability of long-lived assets, such as property, plant, and equipment, and evaluates such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Asset impairment is determined to exist if estimated future undiscounted cash flows are less than the carrying amount. For all periods presented, no impairment losses were recorded.

Patents

     As a result of the Company’s research and development efforts, the Company has obtained, applied for, or is applying for, a number of patents to protect proprietary technology and inventions. All costs associated with patents for product candidates under development are expensed as incurred. Patent costs related to commercial products are capitalized and amortized over the remaining patent term. To date, the Company has no capitalized patent costs.

Operating Leases

     On certain of its operating lease agreements, the Company may receive rent holidays and other incentives. The Company recognizes operating lease costs on a straight-line basis without regard to deferred payment terms, such as rent holidays that defer the commencement date of required payments. In addition, lease incentives that the Company receives are treated as a reduction of rent expense over the term of the related agreements.

Revenue Recognition

     Certain reclassifications have been made to our prior year revenue amounts to conform to the 2009 presentation.

a. Collaboration Revenue

     The Company earns collaboration revenue in connection with collaboration agreements to develop and commercialize product candidates and utilize the Company’s technology platforms. The terms of these agreements typically include non-refundable up-front licensing payments, research progress (milestone) payments, and payments for development activities. Non-refundable up-front license payments, where continuing involvement is required of the Company, are deferred and recognized over the related performance period. The Company estimates its performance period based on the specific terms of each agreement, and adjusts the performance periods, if appropriate, based on the applicable facts and circumstances. Payments which are based on achieving a specific performance milestone, involving a degree of risk, are recognized as revenue when the milestone is achieved and the related payment is due and non-refundable, provided there is no future service obligation associated with that milestone. Substantive performance milestones typically consist of significant achievements in the development life-cycle of the related product candidate, such as completion of clinical trials, filing for approval with regulatory agencies, and receipt of approvals by regulatory agencies. In determining whether a payment is deemed to be a substantive performance milestone, the Company takes into consideration (i) the nature, timing, and value of significant achievements in the development life-cycle of the related development product candidate, (ii) the relative level of effort required to achieve the milestone, and (iii) the relative level of risk in achieving the milestone, taking into account the high degree of uncertainty in successfully advancing product candidates in a drug development program and in ultimately attaining an approved drug product. Payments for achieving milestones which are not considered substantive are accounted for as license payments and recognized over the related performance period.

     The Company enters into collaboration agreements that include varying arrangements regarding which parties perform and bear the costs of research and development activities. The Company may share the costs of research and development activities with a collaborator, such as in the Company’s VEGF Trap-Eye collaboration with Bayer

REGENERON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2009, 2008, and 2007
(Unless otherwise noted, dollars in thousands, except per share data)

HealthCare LLC, or the Company may be reimbursed for all or a significant portion of the costs of the Company’s research and development activities, such as in the Company’s aflibercept and antibody collaborations with the sanofi-aventis Group. The Company records its internal and third-party development costs associated with these collaborations as research and development expenses. When the Company is entitled to reimbursement of all or a portion of the research and development expenses that it incurs under a collaboration, the Company records those reimbursable amounts as collaboration revenue proportionately as the Company recognizes its expenses. If the collaboration is a cost-sharing arrangement in which both the Company and its collaborator perform development work and share costs, in periods when the Company’s collaborator incurs development expenses that benefit the collaboration and Regeneron, the Company also recognizes, as additional research and development expense, the portion of the collaborator’s development expenses that the Company is obligated to reimburse.

     In connection with non-refundable licensing payments, the Company’s performance period estimates are principally based on projections of the scope, progress, and results of its research and development activities. Due to the variability in the scope of activities and length of time necessary to develop a drug product, changes to development plans as programs progress, and uncertainty in the ultimate requirements to obtain governmental approval for commercialization, revisions to performance period estimates are likely to occur periodically, and could result in material changes to the amount of revenue recognized each year in the future. In addition, estimated performance periods may change if development programs encounter delays, or the Company and its collaborators decide to expand or contract the clinical plans for a drug candidate in various disease indications. For example, during the fourth quarter of 2008, the Company extended its estimated performance period in connection with the up-front and non-substantive milestone payments previously received from Bayer HealthCare pursuant to the companies’ VEGF Trap-Eye collaboration and shortened its estimated performance period in connection with up-front payments from sanofi-aventis pursuant to the companies’ aflibercept collaboration. The net effect of these changes in the Company’s estimates resulted in the recognition of $0.4 million less in collaboration revenue in the fourth quarter of 2008, compared to amounts recognized in connection with these deferred payments in each of the prior three quarters of 2008. In addition, in connection with amendments to expand and extend the Company’s antibody collaboration with sanofi-aventis, during the fourth quarter of 2009, the Company extended its estimated performance period related to the up-front payment previously received from sanofi-aventis pursuant to the companies’ antibody collaboration. The effect of this change in estimate resulted in the recognition of $0.6 million less in collaboration revenue in the fourth quarter of 2009, compared to amounts recognized in each of the prior three quarters of 2009. Also, if a collaborator terminates an agreement in accordance with the terms of the agreement, the Company would recognize any unamortized remainder of an up-front or previously deferred payment at the time of the termination.

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

c. Product Revenue

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

REGENERON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2009, 2008, and 2007
(Unless otherwise noted, dollars in thousands, except per share data)

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

     For clinical study sites, where payments are made periodically on a per-patient basis to the institutions performing the clinical study, the Company accrues expense on an estimated cost-per-patient basis, based on subject enrollment and activity in each quarter. The amount of clinical study expense recognized in a quarter may vary from period to period based on the duration and progress of the study, the activities to be performed by the sites each quarter, the required level of patient enrollment, the rate at which patients actually enroll in and drop-out of the clinical study, and the number of sites involved in the study. Clinical trials that bear the greatest risk of change in estimates are typically those that have a significant number of sites, require a large number of patients, have complex patient screening requirements, and span multiple years. During the course of a trial, the Company adjusts its rate of clinical expense recognition if actual results differ from the Company’s estimates. The Company’s estimates and assumptions for clinical expense recognition could differ significantly from its actual results, which could cause material increases or decreases in research and development expenses in future periods when the actual results become known.

REGENERON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2009, 2008, and 2007
(Unless otherwise noted, dollars in thousands, except per share data)

Stock-based Compensation

     The Company recognizes stock-based compensation expense for grants of stock option awards and restricted stock under the Company’s Long-Term Incentive Plans, to employees and non-employee members of the Company’s board of directors, based on the grant-date fair value of those awards. The grant-date fair value of an award is generally recognized as compensation expense over the award’s requisite service period. In addition, the Company has granted performance-based stock option awards which vest based upon the optionee satisfying certain performance and service conditions as defined in the agreements. Potential compensation cost, measured on the grant date, related to these performance options will be recognized only if, and when, the Company estimates that these options will vest, which is based on whether the Company consider the options’ performance conditions to be probable of attainment. The Company’s estimates of the number of performance-based options that will vest will be revised, if necessary, in subsequent periods.

     The Company uses the Black-Scholes model to compute the estimated fair value of stock option awards. Using this model, fair value is calculated based on assumptions with respect to (i) expected volatility of our Common Stock price, (ii) the periods of time over which employees and members of our board of directors are expected to hold their options prior to exercise (expected lives), (iii) expected dividend yield on our Common Stock, and (iv) risk-free interest rates. Stock-based compensation expense also includes an estimate, which is made at the time of grant, of the number of awards that are expected to be forfeited. This estimate is revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

     Uncertain tax positions are accounted for in accordance with FASB authoritative guidance, which the Company adopted on January 1, 2007. Such guidance prescribes a comprehensive model for the manner in which a company should recognize, measure, present, and disclose in its financial statements all material uncertain tax positions that the company has taken or expects to take on a tax return. Those positions, for which management’s assessment is that there is more than a 50% probability of sustaining the position upon challenge by a taxing authority based upon its technical merits, are subjected to certain measurement criteria. For the years ended December 31, 2009, 2008, and 2007, the Company has not recognized any income tax positions that were deemed uncertain under the recognition thresholds and measurement attributes prescribed by FASB authoritative guidance.

     The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense.

Comprehensive Income (Loss)

     Comprehensive income (loss) of the Company includes net income (loss) adjusted for the change in net unrealized gain or loss on marketable securities, net of any tax effect. Comprehensive income (loss) for the years ended December 31, 2009, 2008, and 2007 have been included in the Statements of Stockholders’ Equity.

Concentration of Credit Risk

     Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents, marketable securities (see Note 6), and receivables from sanofi-aventis.

REGENERON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2009, 2008, and 2007
(Unless otherwise noted, dollars in thousands, except per share data)

Per Share Data

     Net income (loss) per share, basic and diluted, is computed on the basis of the net income (loss) for the period divided by the weighted average number of shares of Common Stock and Class A Stock outstanding during the period. Basic net income (loss) per share excludes restricted stock awards until vested. Diluted net income per share is based upon the weighted average number of shares of Common Stock and Class A Stock outstanding, and of common stock equivalents outstanding when dilutive. Common stock equivalents include: (i) outstanding stock options and restricted stock awards under the Company’s Long-Term Incentive Plans, which are included under the “treasury stock method” when dilutive, and (ii) Common Stock to be issued under the assumed conversion of the Company’s formerly outstanding convertible senior subordinated notes, which are included under the “if-converted method” when dilutive. The computation of diluted net loss per share for the years ended December 31, 2009, 2008, and 2007 does not include common stock equivalents, since such inclusion would be antidilutive.

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

     The Company has generally incurred net losses and negative cash flows from operations since its inception. Revenues to date have principally been limited to (i) up-front, license, milestone, and reimbursement payments from the Company’s collaborators and other entities related to the Company’s development activities and technology platforms, (ii) payments for past contract manufacturing activities, (iii) ARCALYST product sales, and (iv) investment income. Collaboration revenue in 2009 was earned from sanofi-aventis and Bayer HealthCare under collaboration agreements (see Note 3 for the terms of these agreements). These collaboration agreements contain early termination provisions that are exercisable by sanofi-aventis or Bayer HealthCare, as applicable.

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
For the years ended December 31, 2009, 2008, and 2007
(Unless otherwise noted, dollars in thousands, except per share data)
  In connection with stock option awards, (i) the fair value of stock options on their date of grant using the Black-Scholes option-pricing model, based on assumptions with respect to (a) expected volatility of the Company’s Common Stock price, (b) the periods of time for which employees and members of the Company’s board of directors are expected to hold their options prior to exercise (expected lives), (c) expected dividend yield on the Company’s Common Stock, and (d) risk-free interest rates, which are based on quoted U.S. Treasury rates for securities with maturities approximating the options’ expected lives; (ii) the number of stock option awards that are expected to be forfeited; and (iii) with respect to performance-based stock option awards, if and when we consider the options’ performance conditions to be probable of attainment.

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
     In addition, the Company’s share of VEGF Trap-Eye development expenses incurred by Bayer HealthCare, including the Company’s share of Bayer HealthCare’s estimated VEGF Trap-Eye development expenses for the most recent fiscal quarter, are included in research and development expenses. The Bayer HealthCare estimate for the most recent fiscal quarter is adjusted in the subsequent quarter to reflect actual expenses for the quarter.

Future Impact of Recently Issued Accounting Standards

     In October 2009, the FASB amended its authoritative guidance on multiple-deliverable revenue arrangements. The amended guidance provides greater ability to separate and allocate arrangement consideration in a multiple-element revenue arrangement by requiring the use of estimated selling prices to allocate arrangement consideration, thereby eliminating the use of the residual method of allocation. The amended guidance also requires expanded qualitative and quantitative disclosures surrounding multiple-deliverable revenue arrangements. This guidance may be applied retrospectively or prospectively for new or materially modified arrangements. The Company will be required to adopt this amended guidance effective for the fiscal year beginning January 1, 2011, although earlier adoption is permitted. Management is currently evaluating the impact that this guidance will have on the Company’s financial statements.

3. Collaboration and Contract Research Agreements

     The Company has entered into various agreements related to its activities to develop and commercialize product candidates and utilize its technology platforms. Amounts earned by the Company in connection with these agreements totaled $320.9 million, $192.2 million, and $96.6 million in 2009, 2008, and 2007, respectively. Total Company-incurred expenses associated with these agreements, which include reimbursable and non-reimbursable amounts, an allocable portion of general and administrative costs, and cost-sharing of a collaborator’s development expenses, where applicable (see Bayer HealthCare below), were $333.7 million, $230.6 million, and $108.2 million in 2009, 2008, and 2007, respectively. Significant agreements of this kind are described below.

REGENERON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2009, 2008, and 2007
(Unless otherwise noted, dollars in thousands, except per share data)

a. The sanofi-aventis Group

Aflibercept

     In September 2003, the Company entered into a collaboration agreement (the “Aflibercept Agreement”) with Aventis Pharmaceuticals Inc. (predecessor to sanofi-aventis U.S.), to jointly develop and commercialize aflibercept. In connection with this agreement, sanofi-aventis made a non-refundable up-front payment of $80.0 million and purchased 2,799,552 newly issued unregistered shares of the Company’s Common Stock for $45.0 million.

     In January 2005, the Company and sanofi-aventis amended the Aflibercept Agreement to exclude intraocular delivery of aflibercept to the eye (“Intraocular Delivery”) from joint development under the agreement, and product rights to aflibercept in Intraocular Delivery reverted to Regeneron. In connection with this amendment, sanofi-aventis made a $25.0 million non-refundable payment to Regeneron (the “Intraocular Termination Payment”).

     In December 2005, the Company and sanofi-aventis amended the Aflibercept Agreement to expand the territory in which the companies are collaborating on the development of aflibercept to include Japan. In connection with this amendment, sanofi-aventis agreed to make a $25.0 million non-refundable up-front payment to the Company, which was received in January 2006. Under the Aflibercept Agreement, as amended, the Company and sanofi-aventis will share co-promotion rights and profits on sales, if any, of aflibercept outside of Japan, for disease indications included in the companies’ collaboration. The Company is entitled to a royalty of approximately 35% on annual sales of aflibercept in Japan, subject to certain potential adjustments. The Company may also receive up to $400 million in milestone payments upon receipt of specified marketing approvals, including up to $360 million in milestone payments related to the receipt of marketing approvals for up to eight aflibercept oncology and other indications in the United States or the European Union and up to $40 million related to the receipt of marketing approvals for up to five aflibercept oncology indications in Japan.

     Under the Aflibercept Agreement, as amended, agreed upon worldwide development expenses incurred by both companies during the term of the agreement will be funded by sanofi-aventis. If the collaboration becomes profitable, Regeneron will be obligated to reimburse sanofi-aventis for 50% of these development expenses, or half of $598.4 million as of December 31, 2009, in accordance with a formula based on the amount of development expenses and Regeneron’s share of the collaboration profits and Japan royalties, or at a faster rate at Regeneron’s option. Regeneron has the option to conduct additional pre-Phase III studies at its own expense. In connection with the January 2005 amendment to the Aflibercept Agreement, the Intraocular Termination Payment of $25.0 million will be considered an aflibercept development expense and will be subject to 50% reimbursement by Regeneron to sanofi-aventis, as described above, if the collaboration becomes profitable. In addition, if the first commercial sale of an aflibercept product in Intraocular Delivery predates the first commercial sale of an aflibercept product under the collaboration by two years, Regeneron will begin reimbursing sanofi-aventis for up to $7.5 million of aflibercept development expenses in accordance with a formula until the first commercial aflibercept sale under the collaboration occurs.

     Sanofi-aventis has the right to terminate the agreement without cause with at least twelve months advance notice. Upon termination of the agreement for any reason, Regeneron’s obligation to reimburse sanofi-aventis for 50% of aflibercept development expenses will terminate, and the Company will retain all rights to aflibercept.

     In accordance with the Company’s revenue recognition policy described in Note 2, the up-front payments received in September 2003 and January 2006, of $80.0 million and $25.0 million, respectively, and reimbursement of Regeneron-incurred development expenses, are being recognized as collaboration revenue over the related performance period. The Company recognized $36.5 million, $44.4 million, and $47.1 million of collaboration development revenue in 2009, 2008, and 2007, respectively, in connection with the Aflibercept Agreement, as amended. At December 31, 2009 and 2008, amounts receivable from sanofi-aventis totaled $3.6 million and $6.3 million, respectively, and deferred revenue was $42.5 million and $52.4 million, respectively, in connection with the Aflibercept Agreement.

REGENERON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2009, 2008, and 2007
(Unless otherwise noted, dollars in thousands, except per share data)

Antibodies

    In November 2007, the Company entered into a global, strategic collaboration (the “Antibody Collaboration”) with sanofi-aventis to discover, develop, and commercialize fully human monoclonal antibodies. In connection with the collaboration, in December 2007, sanofi-aventis purchased 12 million newly issued, unregistered shares of the Company’s Common Stock for $312.0 million (see Note 12).

    The Antibody Collaboration is governed by a Discovery and Preclinical Development Agreement (the “Discovery Agreement”) and a License and Collaboration Agreement (the “License Agreement”). The Company received a non-refundable up-front payment of $85.0 million from sanofi-aventis under the Discovery Agreement. In addition, under the Discovery Agreement, sanofi-aventis funded $174.5 million of the Company’s research for identifying and validating potential drug discovery targets and developing fully human monoclonal antibodies against those targets from the collaboration’s inception through December 31, 2009. In November 2009, the Company and sanofi-aventis amended these collaboration agreements to expand and extend the Antibody Collaboration. Pursuant to the Discovery Agreement, as amended, sanofi-aventis will fund up to $160 million per year of the Company’s research activities in 2010 through 2017, subject to a one-time option for sanofi-aventis to adjust the maximum reimbursement amount down to $120 million per year commencing in 2014 if over the prior two years certain specified criteria are not satisfied. The amended Discovery Agreement will expire on December 31, 2017; however, sanofi-aventis has an option to extend the agreement for up to an additional three years for further antibody development and preclinical activities.

    For each drug candidate identified under the Discovery Agreement, sanofi-aventis has the option to license rights to the candidate under the License Agreement. If it elects to do so, sanofi-aventis will co-develop the drug candidate with the Company through product approval. If sanofi-aventis does not exercise its option to license rights to a particular drug candidate under the License Agreement, the Company will retain the exclusive right to develop and commercialize such drug candidate, and sanofi-aventis will receive a royalty on sales, if any. The Company and sanofi-aventis are currently co-developing five therapeutic antibodies under the License Agreement.

    Under the License Agreement, agreed upon worldwide development expenses incurred by both companies during the term of the agreement will be funded by sanofi-aventis, except that following receipt of the first positive Phase 3 trial results for a co-developed drug candidate, subsequent Phase 3 trial-related costs for that drug candidate (“Shared Phase 3 Trial Costs”) will be shared 80% by sanofi-aventis and 20% by Regeneron. If the Antibody Collaboration becomes profitable, Regeneron will be obligated to reimburse sanofi-aventis for 50% of development expenses that were fully funded by sanofi-aventis (or half of $140.2 million as of December 31, 2009) and 30% of Shared Phase 3 Trial Costs, in accordance with a defined formula based on the amounts of these expenses and the Company’s share of collaboration profits from commercialization of collaboration products. However, the Company is not required to apply more than 10% of its share of the profits from the antibody collaboration in any calendar quarter to reimburse sanofi-aventis for these development costs.

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

    Regeneron is obligated to use commercially reasonable efforts to supply clinical requirements of each drug candidate under the Antibody Collaboration until commercial supplies of that drug candidate are being manufactured. In connection with the November 2009 amendment of the collaboration’s Discovery Agreement, sanofi-aventis will fund up to $30 million of agreed-upon costs incurred by the Company to expand its manufacturing capacity at the Company’s Rensselaer, New York facilities.

REGENERON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2009, 2008, and 2007
(Unless otherwise noted, dollars in thousands, except per share data)

    With respect to each antibody product which enters development under the License Agreement, sanofi-aventis or the Company may, by giving twelve months notice, opt-out of further development and/or commercialization of the product, in which event the other party retains exclusive rights to continue the development and/or commercialization of the product. The Company may also opt-out of the further development of an antibody product if it gives notice to sanofi-aventis within thirty days of the date that sanofi-aventis enters joint development of such antibody product under the License Agreement. Each of the Discovery Agreement and the License Agreement contains other termination provisions, including for material breach by the other party. Prior to December 31, 2017, sanofi-aventis has the right to terminate the Discovery Agreement without cause with at least three months advance written notice; however, except under defined circumstances, sanofi-aventis would be obligated to immediately pay to the Company the full amount of unpaid research funding during the remaining term of the research agreement through December 31, 2017. Upon termination of the collaboration in its entirety, the Company’s obligation to reimburse sanofi-aventis for development costs out of any future profits from collaboration products will terminate. Upon expiration of the Discovery Agreement, sanofi-aventis has an option to license the Company’s VelocImmune® technology for agreed upon consideration.

    In connection with the Antibody Collaboration, in August 2008, the Company entered into a separate agreement with sanofi-aventis to use Regeneron’s proprietary VelociGene® technology platform to supply sanofi-aventis with genetically modified mammalian models of gene function and disease (the “VelociGene Agreement”). The VelociGene Agreement provides for minimum annual order quantities for the term of the agreement, which extends through December 2012, for which the Company expects to receive payments totaling a minimum of $21.5 million.

    In accordance with the Company’s revenue recognition policy described in Note 2, the (i) $85.0 million up-front payment received in December 2007, (ii) reimbursement of Regeneron-incurred expenses under the Discovery and License Agreements, (iii) $21.5 million of aggregate minimum payments under the VelociGene Agreement, and (iv) reimbursement of agreed-upon costs to expand the Company’s manufacturing capacity are being recognized as collaboration revenue over the related performance period. In connection with the Antibody Collaboration, the Company recognized $210.7 million, $109.6 million, and $4.6 million of collaboration revenue in 2009, 2008, and 2007, respectively. In addition, at December 31, 2009 and 2008, amounts receivable from sanofi-aventis totaled $59.1 million and $27.0 million and deferred revenue was $66.0 million and $74.6 million, respectively.

b. Bayer HealthCare LLC

    In October 2006, the Company entered into a license and collaboration agreement with Bayer HealthCare LLC to globally develop, and commercialize outside the United States, the Company’s VEGF Trap for the treatment of eye disease by local administration (“VEGF Trap-Eye”). Under the terms of the agreement, Bayer HealthCare made a non-refundable up-front payment to the Company of $75.0 million. In August 2007, the Company received a $20.0 million milestone payment from Bayer HealthCare (which, for the purpose of revenue recognition, was not considered substantive) following dosing of the first patient in a Phase 3 study of VEGF Trap-Eye in the neovascular form of age-related macular degeneration (“wet AMD”). In July 2009, the Company received a $20.0 million milestone payment from Bayer HealthCare following dosing of the first patient in a Phase 3 study of VEGF Trap-Eye in Central Retinal Vein Occlusion (“CRVO”). In addition, the Company is eligible to receive up to $70 million in additional development and regulatory milestones related to the VEGF Trap-Eye program. The Company is also eligible to receive up to $135 million in sales milestones when and if total annual sales of VEGF Trap-Eye outside the United States achieve certain specified levels starting at $200 million.

    The Company will share equally with Bayer HealthCare in any future profits arising from the commercialization of VEGF Trap-Eye outside the United States. If VEGF Trap-Eye is granted marketing authorization in a major market country outside the United States and the collaboration becomes profitable, the Company will be obligated to reimburse Bayer HealthCare out of its share of the collaboration profits for 50% of the agreed upon development expenses that Bayer HealthCare has incurred (or half of $138.4 million as of December 31, 2009) in accordance with a formula based on the amount of development expenses that Bayer HealthCare has incurred and the Company’s share of the collaboration profits, or at a faster rate at the Company’s option. Within the United States, the Company is responsible for any future commercialization of VEGF Trap-Eye and retains exclusive rights to any future profits from such commercialization in the United States.

REGENERON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2009, 2008, and 2007
(Unless otherwise noted, dollars in thousands, except per share data)

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

    For the period from the collaboration’s inception in October 2006 through September 30, 2007, all up-front licensing, milestone, and cost-sharing payments received or receivable from Bayer HealthCare had been fully deferred and included in deferred revenue for financial statement purposes. In the fourth quarter of 2007, Regeneron and Bayer HealthCare approved a global development plan for VEGF Trap-Eye in wet AMD. The plan included estimated development steps, timelines, and costs, as well as the projected responsibilities of and costs to be incurred by each of the companies. In addition, in the fourth quarter of 2007, Regeneron and Bayer HealthCare reaffirmed the companies’ commitment to a diabetic macular edema (“DME”) development program and had initial estimates of development costs for VEGF Trap-Eye in DME. As a result, effective in the fourth quarter of 2007, the Company determined the appropriate accounting policy for payments from Bayer HealthCare and cost-sharing of the Company’s and Bayer HealthCare’s VEGF Trap-Eye development expenses. The $75.0 million up-front licensing payment and the $20.0 million milestone payment received in August 2007 from Bayer HealthCare are being recognized as collaboration revenue over the related estimated performance period in accordance with the Company’s revenue recognition policy as described in Note 2. In periods when the Company recognizes VEGF Trap-Eye development expenses that the Company incurs under the collaboration, the Company also recognizes, as collaboration revenue, the portion of those VEGF Trap-Eye development expenses that is reimbursable from Bayer HealthCare. In periods when Bayer HealthCare incurs agreed upon VEGF Trap-Eye development expenses that benefit the collaboration and Regeneron, the Company also recognizes, as additional research and development expense, the portion of Bayer HealthCare’s VEGF Trap-Eye development expenses that the Company is obligated to reimburse. In the fourth quarter of 2007, the Company commenced recognizing previously deferred payments from Bayer HealthCare and cost-sharing of the Company’s and Bayer HealthCare’s 2007 VEGF Trap-Eye development expenses through a cumulative catch-up.

    The Company recognized $67.3 million, $31.2 million, and $35.9 million of collaboration revenue from Bayer HealthCare in 2009, 2008, and 2007, respectively. In 2009, collaboration revenue from Bayer HealthCare included the $20.0 million milestone payment received in July 2009 which, for the purpose of revenue recognition, was considered substantive. In addition, in 2009, 2008, and 2007, the Company recognized as additional research and development expense $37.7 million, $30.0 million, and $10.6 million, respectively, of VEGF Trap-Eye development expenses that the Company was obligated to reimburse to Bayer HealthCare.

    In connection with cost-sharing of VEGF Trap-Eye expenses under the collaboration, $1.2 million and $9.8 million was payable to Bayer HealthCare at December 31, 2009 and 2008, respectively. In addition, at December 31, 2009 and 2008, deferred revenue from the Company’s collaboration with Bayer HealthCare was $56.8 million and $66.7 million, respectively.

REGENERON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2009, 2008, and 2007
(Unless otherwise noted, dollars in thousands, except per share data)

c. National Institute of Health

    In September 2006, the Company was awarded a grant from the National Institutes of Health (“NIH”) as part of the NIH’s Knockout Mouse Project. As amended, the NIH grant provides a minimum of $25.3 million in funding over a five-year period, including $1.5 million in funding to optimize certain existing technology, subject to compliance with its terms and annual funding approvals, for the Company’s use of its VelociGene® technology to generate a collection of targeting vectors and targeted mouse embryonic stem cells which can be used to produce knockout mice. The Company records revenue in connection with the NIH grant using a proportional performance model as it incurs expenses related to the grant, subject to the grant’s terms and annual funding approvals. In 2009, 2008, and 2007, the Company recognized contract research revenue of $5.5 million, $4.9 million, and $5.5 million, respectively, from the NIH Grant.

4. Technology Licensing Agreements

    In February 2007, the Company entered into a non-exclusive license agreement with AstraZeneca UK Limited that allows AstraZeneca to utilize the Company’s VelocImmune® technology in its internal research programs to discover human monoclonal antibodies. Under the terms of the agreement, AstraZeneca made a $20.0 million annual, non-refundable payment to the Company in each of 2009, 2008, and 2007. Each annual payment is deferred and recognized as revenue ratably over approximately the ensuing twelve-month period. AstraZeneca is required to make up to three additional annual payments of $20.0 million, subject to their ability to terminate the agreement after making the next annual payment in 2010. The Company is entitled to receive a mid-single-digit royalty on any future sales of antibody products discovered by AstraZeneca using the Company’s VelocImmune technology. In connection with the AstraZeneca license agreement, for the years ended December 31, 2009, 2008, and 2007, the Company recognized $20.0 million, $20.0 million, and $17.1 million of technology licensing revenue. In addition, deferred revenue at December 31, 2009, 2008, and 2007 was $2.9 million.

    In March 2007, the Company entered into a non-exclusive license agreement with Astellas Pharma Inc. that allows Astellas to utilize the Company’s VelocImmune technology in its internal research programs to discover human monoclonal antibodies. Under the terms of the agreement, Astellas made a $20.0 million annual, non-refundable payment to the Company in each of 2009, 2008, and 2007. Each annual payment is deferred and recognized as revenue ratably over approximately the ensuing twelve-month period. Astellas is required to make up to three additional annual payments of $20.0 million, subject to their ability to terminate the agreement after making the next annual payment in 2010. The Company is entitled to receive a mid-single-digit royalty on any future sales of antibody products discovered by Astellas using the Company’s VelocImmune technology. In connection with the Astellas license agreement, for the years ended December 31, 2009, 2008, and 2007, the Company recognized $20.0 million, $20.0 million, and $11.3 million of technology licensing revenue. In addition, deferred revenue at December 31, 2009, 2008, and 2007 was $8.7 million.

5. ARCALYST® (rilonacept) Product Revenue

    In February 2008, the Company received marketing approval from the FDA for ARCALYST for the treatment of CAPS. For the years-ended December 31, 2009 and 2008, the Company recognized as revenue $18.4 million and $6.3 million, respectively, of ARCALYST net product sales for which the right of return no longer existed and rebates could be reasonably estimated. At December 31, 2009 and 2008, deferred revenue related to ARCALYST net product sales totaled $4.8 million and $4.0 million, respectively.

    Cost of goods sold related to ARCALYST sales totaled $1.7 million and $0.9 million for the years ended December 31, 2009 and 2008, respectively, and consisted primarily of royalties (see Note 11b). To date, ARCALYST shipments to the Company’s customers have consisted of supplies of inventory manufactured and expensed prior to FDA approval of ARCALYST; therefore, the costs of these supplies were not included in costs of goods sold. At December 31, 2009, the Company had $0.4 million of inventoried work-in-process costs related to ARCALYST, which is included in prepaid expenses and other current assets. There were no capitalized inventory costs at December 31, 2008.

REGENERON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2009, 2008, and 2007
(Unless otherwise noted, dollars in thousands, except per share data)

6. Marketable Securities

    Marketable securities at December 31, 2009 and 2008 consisted of debt securities, as detailed below, and equity securities, the aggregate fair value of which was $5.5 million and $3.7 million at December 31, 2009 and 2008, respectively, and the aggregate cost basis of which was $4.0 million and $4.1 million at December 31, 2009 and 2008, respectively. The following tables summarize the amortized cost basis of debt securities included in marketable securities, the aggregate fair value of those securities, and gross unrealized gains and losses on those securities at December 31, 2009 and 2008. The Company classifies its debt securities, other than mortgage-backed and other asset-backed securities, based on their contractual maturity dates. Maturities of mortgage-backed and other asset-backed securities have been estimated based primarily on repayment characteristics and experience of the senior tranches that the Company holds.

	Amortized	Fair	Unrealized Holding
At December 31, 2009	Cost Basis	Value	Gains	(Losses)	Net
Maturities within one year
U.S. government obligations	$100,491	$100,573	$82		$82
U.S. government guaranteed corporate bonds	17,176	17,340	164		164
Corporate bonds	10,142	10,342	200		200
Mortgage-backed securities	2,471	2,338		$(133)	(133)
U.S. government guaranteed
collateralized mortgage obligations	3,612	3,662	50		50
	133,892	134,255	496	(133)	363

Maturities between one and two years
U.S. government obligations	9,413	9,367		(46)	(46)
U.S. government guaranteed corporate bonds	31,064	31,344	280		280
Mortgage-backed securities	1,168	900		(268)	(268)
	41,645	41,611	280	(314)	(34)
	$175,537	$175,866	$776	$(447)	$329

At December 31, 2008
Maturities within one year
U.S. government obligations	$170,993	$172,253	$1,260		$1,260
Corporate bonds	26,894	26,662	25	$(257)	(232)
Mortgage-backed securities	9,098	8,420		(678)	(678)
Other asset-backed securities	7,842	7,829		(13)	(13)
U.S. government guaranteed
collateralized mortgage obligations	11,742	11,792	50		50
	226,569	226,956	1,335	(948)	387

Maturities between one and three years
U.S. government guaranteed corporate bonds	29,853	29,811	82	(124)	(42)
Corporate bonds	10,446	10,414	77	(109)	(32)
Mortgage-backed securities	1,821	1,556		(265)	(265)
U.S. government guaranteed
collateralized mortgage obligations	5,297	5,570	273		273
	47,417	47,351	432	(498)	(66)
	$273,986	$274,307	$1,767	$(1,446)	$321

REGENERON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2009, 2008, and 2007
(Unless otherwise noted, dollars in thousands, except per share data)

    At December 31, 2009 and 2008, marketable securities included an additional unrealized gain of $1.4 million and an additional unrealized loss of $0.4 million, respectively, related to one equity security in the Company’s marketable securities portfolio.

    The following table shows the fair value of the Company’s marketable securities that have unrealized losses and that are deemed to be only temporarily impaired, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2009 and 2008. The debt securities listed at December 31, 2009 mature at various dates through December 2011.

	Less than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
At December 31, 2009	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
U.S. government obligations	$ 9,367	$ (46)			$ 9,367	$ (46)
Mortgage-backed securities			3,238	(401)	3,238	(401)
	$ 9,367	$ (46)	$ 3,238	$(401)	$12,605	$ (447)

At December 31, 2008
Corporate bonds	$15,559	$(287)	$ 2,933	$ (79)	$18,492	$ (366)
Government guaranteed
corporate bonds	11,300	(124)			11,300	(124)
Mortgage-backed securities	871	(74)	9,104	(869)	9,975	(943)
Other asset-backed securities	7,829	(13)			7,829	(13)
Equity securities	3,608	(436)			3,608	(436)
	$39,167	$(934)	$12,037	$(948)	$51,204	$(1,882)

    Realized gains and losses are included as a component of investment income. For the years ended December 31, 2009 and 2008, realized gains on sales of marketable securities totaled $0.2 million and $1.2 million, respectively, and realized losses on sales of marketable securities were not significant. For the year ended December 31, 2007, realized gains and losses on sales of marketable securities were not significant. In computing realized gains and losses, the Company computes the cost of its investments on a specific identification basis. Such cost includes the direct costs to acquire the security, adjusted for the amortization of any discount or premium.

    The Company’s assets that are measured at fair value on a recurring basis, at December 31, 2009 and 2008, were as follows:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
	Fair Value at	Active Markets for	Significant Other	Unobservable
	December 31,	Identical Assets	Observable Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Available-for-sale marketable securities
U.S. government obligations	$109,940		$109,940
U.S. government guaranteed
corporate bonds	48,684		48,684
Corporate bonds	10,342		10,342
Mortgage-backed securities	3,238		3,238
U.S. government guaranteed
collateralized mortgage obligations	3,662		3,662
Equity securities	5,469	5,469
Total	$181,335	$5,469	$175,866

REGENERON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2009, 2008, and 2007
(Unless otherwise noted, dollars in thousands, except per share data)

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

    Marketable securities included in Level 2 were valued using a market approach utilizing prices and other relevant information, such as interest rates, yield curves, prepayment speeds, loss severities, credit risks and default rates, generated by market transactions involving identical or comparable assets. The Company considers market liquidity in determining the fair value for these securities. During the years ended December 31, 2009 and 2007, the Company did not record any charges for other-than-temporary impairment of its Level 2 marketable securities. During the year ended December 31, 2008, deterioration in the credit quality of a marketable security from one issuer subjected the Company to the risk of not being able to recover the security’s $2.0 million carrying value. As a result, the Company recognized a $1.8 million charge related to this Level 2 marketable security, which the Company considered to be other than temporarily impaired.

    Marketable securities included in Level 3 were valued using information provided by the Company’s investment advisors, including quoted bid prices which take into consideration the securities’ current lack of liquidity. During the year ended December 31, 2007, deterioration in the credit quality of marketable securities from two issuers subjected the Company to the risk of not being able to recover the full principal value of these securities. As a result, the Company recognized a $5.9 million charge related to these marketable securities, which the Company considered to be other than temporarily impaired. During the years ended December 31, 2009 and 2008, the Company recognized an additional $0.1 million and $0.7 million, respectively, in other-than-temporary impairment charges related to one of these marketable securities.

    There were no unrealized gains or losses related to the Company’s Level 3 marketable securities for the years ended December 31, 2009 and 2008. In addition, there were no purchases, sales, or maturities of Level 3 marketable securities, and no transfers of marketable securities between the Level 2 and Level 3 classifications, during the years ended December 31, 2009 and 2008.

    Changes in marketable securities included in Level 3 during the years ended December 31, 2009 and 2008 were as follows:

	Level 3
	Marketable
	Securities
	2009		2008
Balance, January 1		$100	$7,950
Settlements			(8,194)
Realized gain			1,044
Impairments		(100)	(700)
Balance, December 31	$		$100

REGENERON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2009, 2008, and 2007
(Unless otherwise noted, dollars in thousands, except per share data)

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

    The current economic environment and the deterioration in the credit quality of issuers of securities that the Company holds increase the risk of potential declines in the current market value of marketable securities in the Company’s investment portfolio. Such declines could result in charges against income in future periods for other-than-temporary impairments and the amounts could be material.

7. Property, Plant, and Equipment

    Property, plant, and equipment as of December 31, 2009 and 2008 consist of the following:

	2009	2008
Land	$2,117	$2,117
Building and improvements	177,710	74,343
Leasehold improvements	4,023	2,720
Construction-in-progress	58,541	78,702
Laboratory and other equipment	114,099	75,935
Furniture, computer and office equipment, and other	15,964	7,501
	372,454	241,318
Less, accumulated depreciation and amortization	(112,778)	(99,283)
	$259,676	$142,035

    Building and improvements at December 31, 2009 includes $58.2 million of costs incurred by the Company’s landlord to construct new laboratory and office facilities in Tarrytown, New York in connection with the Company’s December 2006 lease, as amended, of these new facilities. In addition, construction-in-progress at December 31, 2009 and 2008 includes $27.8 million and $54.2 million, respectively, of costs incurred by the Company’s landlord in connection with these new facilities. See Note 11a.

    The Company capitalized interest costs of $0.5 million in 2009. The Company did not capitalize any interest costs in 2008 or 2007.

    Depreciation and amortization expense on property, plant, and equipment amounted to $14.2 million, $10.6 million, and $10.4 million for the years ended December 31, 2009, 2008, and 2007, respectively.

8. Accounts Payable and Accrued Expenses

    Accounts payable and accrued expenses as of December 31, 2009 and 2008 consist of the following:

	2009	2008
Accounts payable	$18,638	$6,268
Payable to Bayer HealthCare	1,186	9,799
Accrued payroll and related costs	9,444	5,948
Accrued clinical trial expense	11,673	4,273
Accrued property, plant, and equipment expenses	1,883	5,994
Accrued expenses, other	6,207	3,886
	$49,031	$36,168

REGENERON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2009, 2008, and 2007
(Unless otherwise noted, dollars in thousands, except per share data)

9. Deferred Revenue

    Deferred revenue as of December 31, 2009 and 2008 consists of the following:

	2009	2008
Current portion:
Received from sanofi-aventis (see Note 3a)	$17,523	$21,390
Received from Bayer HealthCare (see Note 3b)	9,884	9,884
Received for technology license agreements (see Note 4)	11,579	11,579
Other	5,558	4,651
	$44,544	$47,504

Long-term portion:
Received from sanofi-aventis (see Note 3a)	$90,933	$105,586
Received from Bayer HealthCare (see Note 3b)	46,951	56,835
	$137,884	$162,421

10. Convertible Debt

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

11. Commitments and Contingencies

a. Leases

Descriptions of Lease Agreements

    The Company leases laboratory and office facilities in Tarrytown, New York, under a December 2006 lease agreement, as amended (the “Tarrytown Lease”). The facilities leased by the Company under the Tarrytown Lease include (i) space in previously existing buildings, (ii) newly constructed space in two new buildings (“Buildings A and B”) that was completed during the third quarter of 2009 and, (iii) under a December 2009 amendment to the Tarrytown Lease, additional new space that is under construction in a third new building (“Building C”), which is expected to be completed in mid-2011. The Tarrytown Lease will expire in June 2024 and contains three renewal options to extend the term of the lease by five years each, as well as early termination options for various portions of the space exclusive of the newly constructed space in Buildings A and B. The Tarrytown Lease provides for monthly payments over its term and additional charges for utilities, taxes, and operating expenses. Certain premises under the Tarrytown Lease are accounted for as operating leases. However, for the newly constructed space that the Company is leasing, the Company is deemed, in substance, to be the owner of the landlord’s buildings in accordance with the application of FASB authoritative guidance, and the landlord’s costs of constructing these new facilities are required to be capitalized on the Company’s books as a non-cash transaction, offset by a corresponding lease obligation on the Company’s balance sheet.

REGENERON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2009, 2008, and 2007
(Unless otherwise noted, dollars in thousands, except per share data)

    In connection with the Tarrytown Lease, at lease inception, the Company issued a letter of credit in the amount of $1.6 million to its landlord, which is collateralized by a $1.6 million bank certificate of deposit. The certificate of deposit has been classified as restricted cash at December 31, 2009 and 2008.

    In October 2008, the Company entered into a sublease with sanofi-aventis U.S. Inc. for office space in Bridgewater, New Jersey. The lease commenced in January 2009 and expires in July 2011. The Company also formerly leased additional office space in Tarrytown, New York under operating subleases that ended at various times through September 2009.

    The Company formerly leased manufacturing, office, and warehouse facilities in Rensselaer, New York under an operating lease agreement. The lease provided for base rent plus additional rental charges for utilities, taxes, and operating expenses, as defined. In June 2007, the Company exercised a purchase option under the lease and, in October 2007, purchased the land and building.

    The Company also leases certain laboratory and office equipment under operating leases which expire at various times through 2011.

Revisions of Previously Issued Financial Statements

    The application of FASB authoritative guidance, under certain conditions, can result in the capitalization on a lessee’s books of a lessor’s costs of constructing facilities to be leased to the lessee. In mid-2009, the Company became aware that certain of these conditions were applicable to its Tarrytown Lease of new laboratory and office facilities in Buildings A and B. As a result, the Company is deemed, in substance, to be the owner of the landlord’s buildings, and the landlord’s costs of constructing these new facilities were required to be capitalized on the Company’s books as a non-cash transaction, offset by a corresponding lease obligation on the Company’s balance sheet. In addition, the land element of the lease should have been accounted for as an operating lease; therefore, adjustments to non-cash rent expense previously recognized in connection with these new facilities were also required. Lease payments on these facilities commenced in August 2009.

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

    As previously disclosed in the Company’s Quarterly Reports on Form 10-Q for the quarters ended June 30 and September 30, 2009, the above described revisions consisted entirely of non-cash adjustments. They had no impact on the Company’s business operations, existing capital resources, or the Company’s ability to fund its operating needs, including the preclinical and clinical development of its product candidates. The revisions also had no impact on the Company’s previously reported net increases or decreases in cash and cash equivalents in any period and, except for the quarter ended March 31, 2009, had no impact on the Company’s previously reported net cash flows from operating activities, investing activities, and financing activities. In addition, these revisions had no impact on the Company’s previously reported current assets, current liabilities, and operating revenues. We have not amended previously issued financial statements because, after considering both qualitative and quantitative factors, the Company determined that the judgment of a reasonable person relying on the Company’s previously issued financial statements would not have been changed or influenced by these revisions.

REGENERON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2009, 2008, and 2007
(Unless otherwise noted, dollars in thousands, except per share data)

    For comparative purposes, the impact of the above described revisions to the Company’s balance sheet as of December 31, 2008 is as follows:

Balance Sheet Impact at December 31, 2008
(in millions)

December 31,
2008
As originally reported
Property, plant, and equipment, net	$87.9
Total assets	670.0

Other long-term liabilities	5.1
Total liabilities	251.2

Accumulated deficit	(875.9)
Total stockholders’ equity	418.8
Total liabilities and stockholders’ equity	670.0

As revised
Property, plant, and equipment, net	$142.0
Total assets	724.2

Facility lease obligation	54.2
Other long-term liabilities	2.4
Total liabilities	302.7

Accumulated deficit	(873.3)
Total stockholders’ equity	421.5
Total liabilities and stockholders’ equity	724.2

    For comparative purposes, the impact of the above described revisions to the Company’s statements of operations for the period(s) set forth below is as follows:

Statements of Operations Impact for the years ended December 31, 2008 and 2007
(in millions, except per share data)

	December 31,
	2008	2007
As originally reported
Research and development expenses	$278.0	$201.6
Selling, general, and administrative expenses	49.3	37.9
Total expenses	328.3	239.5
Net loss	(82.7)	(105.6)
Net loss per share, basic and diluted	$(1.05)	$(1.59)

As revised
Research and development expenses	$274.9	$202.5
Selling, general, and administrative expenses	48.9	37.9
Total expenses	324.7	240.4
Net loss	(79.1)	(106.5)
Net loss per share, basic and diluted	$(1.00)	$(1.61)

REGENERON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2009, 2008, and 2007
(Unless otherwise noted, dollars in thousands, except per share data)

     These revised amounts are reflected in the Company’s financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2009.

Commitments under Operating Leases

     The estimated future minimum noncancelable lease commitments under operating leases were as follows:

December 31,	Facilities	Equipment	Total
2010	$5,919	$387	$6,306
2011	6,336	160	6,496
2012	5,020	48	5,068
2013	6,159	2	6,161
2014	6,262		6,262
Thereafter	65,883		65,883
	$95,579	$597	$96,176

     Rent expense under operating leases was:

Year Ending December 31,	Facilities	Equipment	Total
2009	$7,722	$395	$8,117
2008	6,530	416	6,946
2007	5,551	363	5,914

     In addition to its rent expense for various facilities, the Company paid additional rental charges for utilities, real estate taxes, and operating expenses of $8.4 million, $8.4 million, and $8.8 million for the years ended December 31, 2009, 2008, and 2007, respectively.

Facility Lease Obligations

     As described above, in connection with the application of FASB authoritative guidance to the Company’s lease of office and laboratory facilities in Buildings A and B, the Company capitalized the landlord’s costs of constructing the new facilities, which totaled $58.2 million as of December 31, 2009, and recognized a corresponding facility lease obligation of $58.2 million. The Company also recognized, as additional facility lease obligation, reimbursements totaling $23.6 million from the Company’s landlord during 2009 for tenant improvement costs that the Company incurred since, under FASB authoritative guidance, such payments that the Company receives from its landlord are deemed to be a financing obligation. Monthly lease payments on these facilities are allocated between the land element of the lease (which is accounted for as an operating lease) and the facility lease obligation, based on the estimated relative fair values of the land and buildings. The imputed interest rate applicable to the facility lease obligation is approximately 11%. The new facilities were placed in service by the Company in September 2009. For the year ended December 31, 2009, the Company recognized in its statement of operations $2.3 million of interest expense in connection with the facility lease obligation. At December 31, 2009 and 2008, the facility lease obligation balance in connection with these new facilities was $81.0 million and $54.2 million, respectively.

     In addition, as described above, in December 2009, the Company amended its December 2006 agreement to lease additional new laboratory and office facilities in Building C that is under construction. In connection with the application of FASB authoritative guidance to the Company’s lease of these additional new facilities, the Company is deemed, in substance, to be the owner of the landlord’s building, and the landlord’s costs of constructing these new facilities is required to be capitalized on the Company’s books as a non-cash transaction, offset by a corresponding lease obligation on the Company’s balance sheet. As of December 31, 2009, the Company capitalized $27.8 million of the landlord’s costs of constructing the new facilities, and recognized a corresponding facility lease obligation of $27.8 million. Monthly lease payments on these facilities will commence in January 2011. Rent expense in connection with the land element of these additional facilities, which is accounted for as an operating lease, commenced in December 2009 and is recorded as a deferred liability until lease payments commence in January 2011. In addition,

REGENERON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2009, 2008, and 2007
(Unless otherwise noted, dollars in thousands, except per share data)

interest expense is imputed at a rate of approximately 9%, and is capitalized and deferred in connection with this facility lease obligation. At December 31, 2009, the facility lease obligation balance in connection with these additional new facilities was $28.0 million.

     The estimated future minimum noncancelable commitments under these facility lease obligations, as of December 31, 2009, were as follows:

December 31,	Buildings A and B	Building C	Total
2010	$ 8,152		$8,152
2011	8,381	$2,675	11,056
2012	8,616	2,753	11,369
2013	8,856	4,270	13,126
2014	9,103	4,389	13,492
Thereafter	99,981	48,172	148,153
	$143,089	$62,259	$205,348

     In February 2010, the Company received $47.5 million from the Company’s landlord in connection with tenant improvement costs for Buildings A, B, and C. As a result, future minimum noncancellable commitments under facility lease obligations, as detailed in the table above, will increase by $3.9 million in each of the five years from 2010 to 2014 and $37.5 million for the years thereafter.

b. Research Collaboration and Licensing Agreements

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

     Certain agreements under which the Company is required to pay fees permit the Company, upon 30 to 90-day written notice, to terminate such agreements. With respect to payments associated with these agreements, the Company incurred expenses of $2.8 million, $3.5 million, and $1.0 million for the years ended December 31, 2009, 2008, and 2007, respectively.

     In connection with the Company’s receipt of marketing approval from the FDA for ARCALYST® (rilonacept) for the treatment of CAPS, in 2008, the Company commenced paying royalties under various licensing agreements based on ARCALYST net product sales. For the years ended December 31, 2009 and 2008, ARCALYST royalties totaled $1.5 million and $0.6 million, respectively, and are included in cost of goods sold.

     In July 2008, the Company and Cellectis S.A. (“Cellectis”) entered into an Amended and Restated Non-Exclusive License Agreement (the “Cellectis Agreement”). The Cellectis Agreement resolved a dispute between the parties related to the interpretation of a license agreement entered into by the parties in December 2003 pursuant to which the Company licensed certain patents and patent applications from Cellectis. Pursuant to the Cellectis Agreement, in July 2008, the Company made a non-refundable $12.5 million payment to Cellectis (the “Cellectis Payment”) and agreed to pay Cellectis a low single-digit royalty based on revenue received by the Company from any future licenses or sales of the Company’s VelociGene® or VelocImmune® products and services. No royalties are payable with respect to the Company’s VelocImmune license agreements with AstraZeneca and Astellas or the Company’s antibody collaboration with sanofi-aventis. Moreover, no royalties are payable on any revenue from commercial sales of antibodies from the Company’s VelocImmune technology.

REGENERON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2009, 2008, and 2007
(Unless otherwise noted, dollars in thousands, except per share data)

     The Company began amortizing the Cellectis Payment in the second quarter of 2008 in proportion to past and future anticipated revenues under the Company’s license agreements with AstraZeneca and Astellas and the Discovery and Preclinical Development Agreement under the Company’s antibody collaboration with sanofi-aventis (as amended in November 2009). In 2009 and 2008, the Company recognized $2.3 million and $2.7 million, respectively, of expense in connection with the Cellectis Payment. At December 31, 2009 and 2008, the unamortized balance of the Cellectis Payment, which was included in other assets, was $7.6 million and $9.8 million, respectively. The Company estimates that it will recognize expense of $1.1 million in 2010, $1.0 million in 2011, and $0.9 million in each of 2012, 2013, and 2014, in connection with the Cellectis Payment.

12. Stockholders Equity

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

     In September 2003, sanofi-aventis purchased 2,799,552 newly issued, unregistered shares of the Company’s Common Stock for $45.0 million. See Note 3.

     In December 2007, sanofi-aventis purchased 12 million newly issued, unregistered shares of the Company’s Common Stock for an aggregate cash price of $312.0 million. As a condition to the closing of this transaction, sanofi-aventis entered into an investor agreement with the Company, which was amended in November 2009. Under the amended investor agreement, sanofi-aventis has three demand rights to require the Company to use all reasonable efforts to conduct a registered underwritten public offering with respect to shares of the Company’s Common Stock beneficially owned by sanofi-aventis immediately after the closing of the transaction. Until the later of the fifth anniversaries of the expiration or earlier termination of the License and Collaboration Agreement under the Company’s antibody collaboration with sanofi-aventis (see Note 3) and the Company’s collaboration agreement with sanofi-aventis for the development and commercialization of aflibercept (see Note 3), sanofi-aventis will be bound by certain “standstill” provisions. These provisions include an agreement not to acquire more than a specified percentage of the outstanding shares of the Company’s Class A Stock and Common Stock. The percentage is currently 25% and will increase to 30% after December 20, 2011. Under the amended investor agreement, sanofi-aventis has also agreed not to dispose of any shares of the Company’s Common Stock that were beneficially owned by sanofi-aventis immediately after the closing of the transaction until December 20, 2017, subject to certain limited exceptions. Following December 20, 2017, sanofi-aventis will be permitted to sell shares of the Company’s Common Stock (i) in a registered underwritten public offering undertaken pursuant to the demand registration rights granted to sanofi-aventis and described above, subject to the underwriter’s broad distribution of securities sold, (ii) pursuant to Rule 144 under the Securities Act and transactions exempt from registration under the Securities Act, subject to a volume limitation of one million shares of the Company’s Common Stock every three months and a prohibition on selling to beneficial owners, or persons that would become beneficial owners as a result of such sale, of 5% or more of the outstanding shares of the Company’s Common Stock, and (iii) into an issuer tender offer, or a tender offer by a third party that is recommended or not opposed by the Company’s Board of Directors. Sanofi-aventis has agreed to vote, and cause its affiliates to vote, all shares of the Company’s voting securities they are entitled to vote, at sanofi-aventis’ election, either as recommended by the Company’s Board of Directors or proportionally with the votes cast by the Company’s other shareholders, except with respect to certain change of control transactions, liquidation or dissolution, stock issuances equal to or exceeding 10% of the then outstanding shares or voting rights of the Company’s Class A Stock and Common Stock, and new equity compensation plans or amendments if not materially consistent with the Company’s historical equity compensation practices. The rights and restrictions under the investor agreement are subject to termination upon the occurrence of certain events.

REGENERON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2009, 2008, and 2007
(Unless otherwise noted, dollars in thousands, except per share data)

13. Long-Term Incentive Plans

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

     As of December 31, 2009, there were 3,949,767 shares available for future grants under the 2000 Incentive Plan.

REGENERON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2009, 2008, and 2007
(Unless otherwise noted, dollars in thousands, except per share data)

a. Stock Options

     Transactions involving stock option awards during 2009 under the 1990 and 2000 Incentive Plans are summarized in the table below.

			Weighted-
			Average
			Remaining
			Contractual	Intrinsic
	Number of	Weighted-Average	Term	Value
Stock Options:	Shares	Exercise Price	(in years)	(in thousands)
Outstanding at December 31, 2008	20,133,910	$17.53
2009: Granted	3,490,560	$20.69
Forfeited	(390,328)	$19.17
Expired	(74,589)	$21.46
Exercised	(1,370,798)	$10.19
Outstanding at December 31, 2009	21,788,755	$18.45	6.45	$150,472
Vested and expected to vest at December 31, 2009	21,263,460	$18.44	6.39	$147,516
Exercisable at December 31, 2009	12,504,511	$18.18	4.98	$96,967

     The Company satisfies stock option exercises with newly issued shares of the Company’s Common Stock. The total intrinsic value of stock options exercised during 2009, 2008, and 2007 was $13.2 million, $11.9 million, and $12.6 million, respectively. The intrinsic value represents the amount by which the market price of the underlying stock exceeds the exercise price of an option.

     The Company grants stock options with exercise prices that are equal to or greater than the average market price of the Company’s Common Stock on the date of grant (“Market Price”). The table below summarizes the weighted-average exercise prices and weighted-average grant-date fair values of options issued during the years ended December 31, 2007, 2008, and 2009. The fair value of each option granted under the 2000 Incentive Plan during 2009, 2008, and 2007 was estimated on the date of grant using the Black-Scholes option-pricing model.

		Weighted-	Weighted-
	Number of	Average Exercise	Average Fair
	Options Granted	Price	Value
2007:
Exercise price equal to Market Price	3,415,743	$21.78	$11.13
2008:
Exercise price equal to Market Price	4,126,600	$17.38	$8.45
2009:
Exercise price equal to Market Price	3,490,560	$20.69	$10.89

     For the years ended December 31, 2009, 2008, and 2007, $27.4 million, $30.3 million, and $28.0 million, respectively, of non-cash stock-based compensation expense related to non-performance based stock option awards was recognized in operating expenses. As of December 31, 2009, there was $44.8 million of stock-based compensation cost related to outstanding non-performance based stock options, net of estimated forfeitures, which had not yet been recognized in operating expenses. The Company expects to recognize this compensation cost over a weighted-average period of 1.9 years.

     In addition, there were 1,939,760 performance-based options which were unvested as of December 31, 2009 of which, subject to the optionee satisfying certain service conditions, 664,760 options that were issued in 2007 would vest upon achieving certain defined sales targets for the Company’s products and 1,275,000 options that were issued in 2008 and 2009 would vest upon achieving certain development milestones for the Company’s product candidates. In light of the status of the Company’s development programs at December 31, 2009, the Company estimates that approximately 850,000 of the performance-based options tied to achieving development milestones will vest since

REGENERON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2009, 2008, and 2007
(Unless otherwise noted, dollars in thousands, except per share data)

the Company considers these options’ performance conditions to be probable of attainment. As a result, in 2009, the Company recognized $1.7 million of non-cash stock-based compensation expense related to these performance options. As of December 31, 2009, there was $8.7 million of stock-based compensation cost which had not yet been recognized in operating expenses related to the performance-based options that the Company currently estimates will vest. The Company expects to recognize this compensation cost over a weighted-average period of 2.5 years. In addition, potential compensation cost of $7.7 million related to those performance options whose performance conditions (based on current facts and circumstances) are not currently considered by the Company to be probable of attainment will begin to be recognized only if, and when, the Company estimates that it is probable that these options will vest. The Company’s estimates of the number of performance-based options that will vest will be revised, if necessary, in subsequent periods. Changes in these estimates may materially affect the amount of stock-based compensation recognized in future periods related to performance-based options.

Fair value Assumptions:

     The following table summarizes the weighted average values of the assumptions used in computing the fair value of option grants during 2009, 2008, and 2007.

	2009	2008	2007
Expected volatility	54%	53%	53%
Expected lives from grant date	5.9 years	5.5 years	5.6 years
Expected dividend yield	0%	0%	0%
Risk-free interest rate	2.87%	1.73%	3.60%

     Expected volatility has been estimated based on actual movements in the Company’s stock price over the most recent historical periods equivalent to the options’ expected lives. Expected lives are principally based on the Company’s historical exercise experience with previously issued employee and board of directors option grants. The expected dividend yield is zero as the Company has never paid dividends and does not currently anticipate paying any in the foreseeable future. The risk-free interest rates are based on quoted U.S. Treasury rates for securities with maturities approximating the options’ expected lives.

b. Restricted Stock

     A summary of the Company’s activity related to Restricted Stock awards for the year ended December 31, 2009 is summarized below:

		Weighted-
		Average
	Number of	Grant Date
Restricted Stock:	Shares	Fair Value
Outstanding at December 31, 2008	500,000	$21.92
Outstanding at December 31, 2009	500,000	$21.92

     In December 2007, the Company awarded a grant of Restricted Stock to the Company’s executive vice president. In accordance with generally accepted accounting principles, the Company records unearned compensation in Stockholders’ Equity related to grants of Restricted Stock awards. This amount is based on the fair market value of shares of the Company’s Common Stock on the date of grant and is expensed, on a pro rata basis, over the period that the restriction on these shares lapses, which is five years for the grant made in 2007. In addition, unearned compensation in Stockholders’ Equity is reduced due to forfeitures of Restricted Stock resulting from employee terminations.

     In connection with the 2007 grant of Restricted Stock, the Company recorded unearned compensation in Stockholders’ Equity of $11.0 million, which was combined with additional paid-in capital. The Company recognized non-cash stock-based employee compensation expense from Restricted Stock awards of $2.2 million, $2.2 million, and $0.1 million in 2009, 2008, and 2007, respectively. As of December 31, 2009, there were 500,000 unvested shares

REGENERON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2009, 2008, and 2007
(Unless otherwise noted, dollars in thousands, except per share data)

of Restricted Stock outstanding and $6.5 million of stock-based compensation cost related to these unvested shares which had not yet been recognized in operating expenses. The Company expects to recognize this compensation cost over a weighted-average period of 3 years.

14. Executive Stock Purchase Plan

     In 1989, the Company adopted an Executive Stock Purchase Plan (the “Plan”) under which 1,027,500 shares of Class A Stock were reserved for restricted stock awards. The Plan provides for the compensation committee of the board of directors to award employees, directors, consultants, and other individuals (“Plan participants”) who render service to the Company the right to purchase Class A Stock at a price set by the compensation committee. The Plan provides for the vesting of shares as determined by the compensation committee and, should the Company’s relationship with a Plan participant terminate before all shares are vested, unvested shares will be repurchased by the Company at a price per share equal to the original amount paid by the Plan participant. During 1989 and 1990, a total of 983,254 shares were issued, all of which vested as of December 31, 1999. As of December 31, 2009, there were 44,246 shares available for future grants under the Plan.

15. Employee Savings Plan

     In 1993, the Company adopted the provisions of the Regeneron Pharmaceuticals, Inc. 401(k) Savings Plan (the “Savings Plan”). The terms of the Savings Plan provide for employees who have met defined service requirements to participate in the Savings Plan by electing to contribute to the Savings Plan a percentage of their compensation to be set aside to pay their future retirement benefits, as defined. The Savings Plan, as amended and restated, provides for the Company to make discretionary contributions (“Contribution”), as defined. The Company recorded Contribution expense of $2.6 million in 2009, $1.5 million in 2008, and $1.4 million in 2007, and such amounts were accrued as liabilities at December 31, 2009, 2008, and 2007, respectively. During the first quarter of 2010, 2009, and 2008, the Company contributed 111,419, 81,086, and 58,575 shares, respectively, of Common Stock to the Savings Plan in satisfaction of these obligations.

16. Income Taxes

     For the year ended December 31, 2009, the Company incurred a net loss for tax purposes and recognized a full tax valuation against deferred taxes. In 2009, the Company recognized a $4.1 million income tax benefit, consisting of (i) $2.7 million resulting from a provision in the Worker, Homeownership, and Business Assistance Act of 2009 that allows the Company to claim a refund of U.S. federal alternative minimum tax (“AMT”) that the Company paid in connection with its 2007 U.S. federal income tax return, as described below, (ii) $0.7 million income tax benefit resulting from a provision in the American Recovery and Reinvestment Act of 2009 that allows the Company to claim a refund for a portion of its unused pre-2006 research tax credits on its 2009 U.S. federal income tax return, and (iii) $0.7 million income tax benefit in connection with the net tax effect of the Company’s unrealized gain on “available-for-sale” marketable securities, which is included in other comprehensive income in 2009.

     For the year ended December 31, 2008, the Company incurred a net loss for tax purposes and recognized a full tax valuation against deferred taxes. During 2008, the Company implemented a tax planning strategy to utilize net operating loss carry-forwards (which were otherwise due to expire in 2008 through 2012) on its 2007 U.S. federal and New York State income tax returns that were filed in September 2008. The tax planning strategy included electing, for tax purposes only, to capitalize $142.1 million of 2007 research and development (“R&D”) costs and amortize these costs over ten years for tax purposes. By capitalizing these R&D costs, the Company was able to generate taxable income for tax year 2007 and utilize the net operating loss carry-forwards to offset this taxable income. As a result, the Company incurred and paid income tax expense of $3.1 million in 2008, which related to U.S. federal and New York State AMT and included $0.2 million of interest and penalties. This expense was partly offset by the Company’s recognition of a $0.7 million income tax benefit in 2008, resulting from a provision in the Housing Assistance Tax Act of 2008 that allowed the Company to claim a refund for a portion of its unused pre-2006 research tax credits on its 2008 U.S federal income tax return.

REGENERON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2009, 2008, and 2007
(Unless otherwise noted, dollars in thousands, except per share data)

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

     The tax effect of temporary differences, net operating loss carry-forwards, and research and experimental tax credit carry-forwards as of December 31, 2009 and 2008 is as follows:

	2009	2008
Deferred tax assets:
Net operating loss carry-forward	$200,266	$161,790
Fixed assets	13,833	18,612
Deferred revenue	73,865	85,251
Deferred compensation	29,736	22,942
Research and experimental tax credit carry-forward	22,377	22,295
Capitalized research and development costs	49,107	59,661
Other	10,142	9,825
Valuation allowance	(399,326)	(380,376)
	—	—

     The Company’s valuation allowance increased by $19.0 million in 2009, due primarily to the increase in the net operating loss carry-forward. In 2008, the Company’s valuation allowance increased by $37.4 million, due primarily to the increase in the temporary difference related to capitalized research and development costs, resulting from the implementation of the tax planning strategy described above.

     The Company is primarily subject to U.S. federal and New York State income tax. The difference between the Company’s effective income tax rate and the U.S federal statutory rate of 35% is primarily attributable to an increase in the deferred tax valuation allowance. Due to the Company’s history of losses, all tax years remain open to examination by U.S. federal and state tax authorities. As described in Note 2 under “Income Taxes”, the implementation of FASB authoritative guidance on January 1, 2007, and for the years ended December 31, 2009, 2008, and 2007, had no impact on the Company’s financial statements as the Company has not recognized any income tax positions that were deemed uncertain under the prescribed recognition thresholds and measurement attributes.

      As of December 31, 2009 and 2008, the Company had no accruals for interest or penalties related to income tax matters.

     As of December 31, 2009, the Company had available for tax purposes unused net operating loss carry-forwards of $516.3 million which will expire in various years from 2018 to 2029 and included $21.7 million of net operating loss carry-forwards related to exercises of Nonqualified Stock Options and disqualifying dispositions of Incentive Stock Options, the tax benefit from which, if realized, will be credited to additional paid-in capital. The Company’s research and experimental tax credit carry-forwards expire in various years from 2010 to 2029. Under the Internal Revenue Code and similar state provisions, substantial changes in the Company’s ownership have resulted in an annual limitation on the amount of net operating loss and tax credit carry-forwards that can be utilized in future years to offset future taxable income. This annual limitation may result in the expiration of net operating losses and tax credit carry-forwards before utilization.

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

REGENERON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2009, 2008, and 2007
(Unless otherwise noted, dollars in thousands, except per share data)

18. Net Loss Per Share Data

     The Company’s basic net loss per share amounts have been computed by dividing net loss by the weighted average number of Common and Class A shares outstanding. Net loss per share is presented on a combined basis, inclusive of Common Stock and Class A Stock outstanding, as each class of stock has equivalent economic rights. In 2009, 2008, and 2007, the Company reported net losses; therefore, no common stock equivalents were included in the computation of diluted net loss per share since such inclusion would have been antidilutive. The calculations of basic and diluted net loss per share are as follows:

	December 31,
	2009	2008	2007
Net loss (Numerator)	$(67,830)	$(79,129)	$(106,519)
Weighted-average shares, in thousands (Denominator)	79,782	78,827	66,334
Basic and diluted net loss per share	$(0.85)	$(1.00)	$(1.61)

     Shares issuable upon the exercise of options, vesting of restricted stock awards, and conversion of convertible debt, which have been excluded from the diluted per share amounts because their effect would have been antidilutive, include the following:

	December 31,
	2009	2008	2007
Options:
Weighted average number, in thousands	20,040	17,598	15,385
Weighted average exercise price	$17.66	$17.31	$15.97
Restricted Stock:
Weighted average number, in thousands	500	500	21
Convertible Debt:
Weighted average number, in thousands			6,611
Conversion price			$30.25

19. Statement of Cash Flows

     Supplemental disclosure of noncash investing and financing activities:

     Included in accounts payable and accrued expenses at December 31, 2009, 2008, and 2007 were $9.8 million, $7.0 million, and $1.7 million of accrued capital expenditures, respectively.

     Pursuant to the application of FASB authoritative guidance to the Company’s lease of office and laboratory facilities in Tarrytown, New York (see Note 11a), the Company recognized a facility lease obligation of $31.7 million and $32.6 million during 2009 and 2008, respectively, in connection with capitalizing, on the Company’s books, the landlord’s costs of constructing new facilities that the Company has leased.

     Included in accounts payable and accrued expenses at December 31, 2008, 2007, and 2006 were $1.5 million, $1.1 million, and $1.4 million, respectively, of accrued 401(k) Savings Plan contribution expense. During the first quarter of 2009, 2008, and 2007, the Company contributed 81,086, 58,575, and 64,532, respectively, of Common Stock to the 401(k) Savings Plan in satisfaction of these obligations.

     Included in other assets at December 31, 2009 was $0.7 million due to the Company in connection with employee exercises of stock options in December 2009.

     Included in marketable securities at December 31, 2009, 2008, and 2007 were $0.6 million, $1.7 million, and $2.2 million of accrued interest income, respectively.

REGENERON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2009, 2008, and 2007
(Unless otherwise noted, dollars in thousands, except per share data)

20. Subsequent Events

     The Company has evaluated subsequent events through February 18, 2010, the date on which the financial statements were issued, and has determined that there are no subsequent events that require adjustments to the financial statements for the year ended December 31, 2009. As described in Note 11a under “Facility Lease Obligations,” in February 2010, the Company received $47.5 million from the Company’s landlord in Tarrytown, New York, in connection with tenant improvement costs.

21. Unaudited Quarterly Results

     Summarized quarterly financial data for the years ended December 31, 2009 and 2008 are set forth in the following tables.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	Ended	Ended	Ended	Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
	(Unaudited)
Revenues	$74,981	$90,032	$117,455	$96,800
Net loss	(15,388)	(14,938)	(1,015)	(36,489)
Net loss per share, basic and diluted:	$(0.19)	$(0.19)	$(0.01)	$(0.46)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	Ended	Ended	Ended	Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
	(Unaudited)
Revenues	$56,383	$60,653	$65,584	$55,837
Net loss	(11,847)	(18,689)	(19,084)	(29,509)
Net loss per share, basic and diluted:	$(0.15)	$(0.24)	$(0.24)	$(0.37)