Form 10-Q
period 2010-03-31
REGENERON PHARMACEUTICALS INC
filed 2010-04-29
CIK 872589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

	For the quarterly period ended	March 31, 2010

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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
Yes	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	X		Accelerated filer __
Non-accelerated filer		(Do not check if a smaller reporting company)	Smaller reporting company__

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	No	X

Number of shares outstanding of each of the registrant’s classes of common stock as of April 14, 2010:

Class of Common Stock	Number of Shares
Class A Stock, $0.001 par value	2,182,036
Common Stock, $0.001 par value	79,730,517

REGENERON PHARMACEUTICALS, INC.
Table of Contents
March 31, 2010

		Page Numbers
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements

	Condensed balance sheets (unaudited) at March 31, 2010 and December 31, 2009	3

	Condensed statements of operations (unaudited) for the three months ended March 31, 2010 and 2009	4

	Condensed statements of stockholders’ equity (unaudited) for the three months ended March 31, 2010 and 2009	5

	Condensed statements of cash flows (unaudited) for the three months ended March 31, 2010 and 2009	6

	Notes to condensed financial statements (unaudited)	7-14

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	15-33

Item 3	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4	Controls and Procedures	33-34

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	34

Item 1A	Risk Factors	34-50

Item 6	Exhibits	50

SIGNATURE PAGE		51

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

REGENERON PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS AT MARCH 31, 2010 AND DECEMBER 31, 2009 (Unaudited)
(In thousands, except share data)

	March 31,	December 31,
ASSETS	2010	2009
Current assets
Cash and cash equivalents	$117,311	$207,075
Marketable securities	186,328	134,255
Accounts receivable from the sanofi-aventis Group	68,838	62,703
Accounts receivable - other	3,020	2,865
Prepaid expenses and other current assets	19,947	18,610
Total current assets	395,444	425,508

Restricted cash	1,600	1,600
Marketable securities	108,278	47,080
Property, plant, and equipment, at cost, net of accumulated
depreciation and amortization	274,621	259,676
Other assets	7,213	7,338
Total assets	$787,156	$741,202

LIABILITIES and STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$53,905	$49,031
Deferred revenue from sanofi-aventis, current portion	17,784	17,523
Deferred revenue - other, current portion	31,969	27,021
Facility lease obligations, current portion	435
Total current liabilities	104,093	93,575

Deferred revenue from sanofi-aventis	91,684	90,933
Deferred revenue - other	44,504	46,951
Facility lease obligations	156,464	109,022
Other long term liabilities	4,140	3,959
Total liabilities	400,885	344,440

Commitments and contingencies

Stockholders' equity
Preferred stock, $.01 par value; 30,000,000 shares authorized; issued and outstanding - none
Class A Stock, convertible, $.001 par value; 40,000,000 shares authorized;
shares issued and outstanding - 2,211,698 in 2010 and 2,244,698 in 2009	2	2
Common Stock, $.001 par value; 160,000,000 shares authorized;
shares issued and outstanding - 79,690,055 in 2010 and 78,860,862 in 2009	80	79
Additional paid-in capital	1,357,089	1,336,732
Accumulated deficit	(971,617)	(941,095)
Accumulated other comprehensive income	717	1,044
Total stockholders' equity	386,271	396,762
Total liabilities and stockholders' equity	$787,156	$741,202

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three months ended March 31,
	2010	2009
		(Revised -
		see Note 8)
Revenues
Sanofi-aventis collaboration revenue	$68,671	$49,660
Other collaboration revenue	13,087	9,948
Technology licensing	10,038	10,000
Net product sales	9,852	3,891
Contract research and other	1,886	1,482
	103,534	74,981

Expenses
Research and development	117,471	80,307
Selling, general, and administrative	14,005	11,420
Cost of goods sold	717	392
	132,193	92,119

Loss from operations	(28,659)	(17,138)

Other income (expense)
Investment income	439	1,750
Interest expense	(2,084)
	(1,645)	1,750

Net loss before income tax expense	(30,304)	(15,388)

Income tax expense	218

Net loss	$(30,522)	$(15,388)

Net loss per share, basic and diluted	$(0.38)	$(0.19)

Weighted average shares outstanding, basic and diluted	81,169	79,498

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
For the three months ended March 31, 2010 and 2009
(In thousands)

							Accumulated
					Additional		Other	Total
	Class A Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity	Loss
Balance, December 31, 2009	2,245	$2	78,861	$79	$1,336,732	$(941,095)	$1,044	$396,762
Issuance of Common Stock in connection with
exercise of stock options, net of shares tendered			685	1	8,656			8,657
Issuance of Common Stock in connection with
Company 401(k) Savings Plan contribution			111		2,867			2,867
Conversion of Class A Stock to Common Stock	(33)		33
Stock-based compensation expense					8,834			8,834
Net loss						(30,522)		(30,522)	$(30,522)
Change in net unrealized gain on marketable securities,
net of tax benefit of $0.2 million							(327)	(327)	(327)

Balance, March 31, 2010	2,212	$2	79,690	$80	$1,357,089	$(971,617)	$717	$386,271	$(30,849)

Balance, December 31, 2008	2,249	$2	77,642	$78	$1,294,813	$(873,265)	$(114)	$421,514
Issuance of Common Stock in connection with
exercise of stock options, net of shares tendered			117		1,038			1,038
Issuance of Common Stock in connection with
Company 401(k) Savings Plan contribution			81		1,391			1,391
Conversion of Class A Stock to Common Stock	(2)		2
Stock-based compensation expense					7,654			7,654
Net loss						(15,388)		(15,388)	$(15,388)
Change in net unrealized loss on
marketable securities							(1,134)	(1,134)	(1,134)

Balance, March 31, 2009 (Revised - see Note 8)	2,247	$2	77,842	$78	$1,304,896	$(888,653)	$(1,248)	$415,075	$(16,522)

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three months ended March 31,
	2010	2009
		(Revised -
		see Note 8)
Cash flows from operating activities
Net loss	$(30,522)	$(15,388)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	4,183	2,724
Non-cash compensation expense	8,834	7,654
Other non-cash charges and expenses	470
Changes in assets and liabilities
Increase in accounts receivable	(6,290)	(12,997)
Increase in prepaid expenses and other assets	(2,483)	(8,611)
Increase in deferred revenue	3,513	3,194
Increase in accounts payable, accrued expenses,
and other liabilities	12,294	8,043
Total adjustments	20,521	7
Net cash used in operating activities	(10,001)	(15,381)

Cash flows from investing activities
Purchases of marketable securities	(177,594)	(100,315)
Sales or maturities of marketable securities	64,359	82,694
Capital expenditures	(22,743)	(21,917)
Net cash used in investing activities	(135,978)	(39,538)

Cash flows from financing activities
Proceeds in connection with facility lease obligations	47,544	5,182
Payments in connection with facility lease obligations	(555)
Net proceeds from the issuance of Common Stock	9,226	1,038
Net cash provided by financing activities	56,215	6,220

Net decrease in cash and cash equivalents	(89,764)	(48,699)

Cash and cash equivalents at beginning of period	207,075	247,796

Cash and cash equivalents at end of period	$117,311	$199,097

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)

1. Interim Financial Statements

     The interim Condensed Financial Statements of Regeneron Pharmaceuticals, Inc. (“Regeneron” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures necessary for a presentation of the Company’s financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for such periods. The results of operations for any interim periods are not necessarily indicative of the results for the full year. The December 31, 2009 Condensed Balance Sheet data were derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. In addition, the previously issued condensed statements of operations, stockholders’ equity, and cash flows for the three months ended March 31, 2009, contained in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2009, have been revised in this Quarterly Report on Form 10-Q with respect to the Company’s December 2006 lease of office and laboratory facilities in Tarrytown, New York by applying authoritative guidance issued by the Financial Accounting Standards Board (FASB). See Note 8 below.

     Effective in the first quarter of 2010, the estimated useful lives of certain capitalized laboratory and other equipment, which is a component of property, plant, and equipment, was extended. The effect of this change in estimate was to lower depreciation expense by $1.0 million and to lower the Company’s net loss per share by $0.01 for the three months ended March 31, 2010.

2. ARCALYST® (rilonacept) Product Revenue

     In February 2008, the Company received marketing approval from the U.S. Food and Drug Administration (“FDA”) for ARCALYST® (rilonacept) Injection for Subcutaneous Use for the treatment of Cryopyrin-Associated Periodic Syndromes (“CAPS”). The Company had limited historical return experience for ARCALYST® (rilonacept) beginning with initial sales in 2008 through the end of 2009; therefore, ARCALYST® (rilonacept) net product sales were deferred until the right of return no longer existed and rebates could be reasonably estimated. Effective in the first quarter of 2010, the Company determined that it had accumulated sufficient historical data to reasonably estimate both product returns and rebates of ARCALYST® (rilonacept). As a result, for the three months ended March 31, 2010, the Company recognized as revenue $9.9 million of ARCALYST® (rilonacept) net product sales, which included $5.1 million of ARCALYST® (rilonacept) net product sales made during the quarter and $4.8 million of previously deferred net product sales. For the three months ended March 31, 2009, the Company recognized as revenue $3.9 million of ARCALYST® (rilonacept) net product sales. There was no deferred ARCALYST® (rilonacept) net product sales revenue at March 31, 2010. At March 31, 2009, deferred ARCALYST® (rilonacept) net product sales revenue was $4.2 million. The effect of this change in estimate related to ARCALYST® (rilonacept) net product sales revenue was to lower the Company’s net loss per share by $0.06 for the three months ended March 31, 2010.

     Cost of goods sold related to ARCALYST® (rilonacept) sales, which consisted primarily of royalties, totaled $0.7 million and $0.4 million for the three months ended March 31, 2010 and 2009, respectively. To date, ARCALYST® (rilonacept) shipments to the Company’s customers have consisted of supplies of inventory manufactured and expensed prior to FDA approval of ARCALYST® (rilonacept); therefore, the costs of these supplies were not included in costs of goods sold. At both March 31, 2010 and December 31, 2009, the Company had $0.4 million of inventoried work-in-process costs related to ARCALYST® (rilonacept), which is included in prepaid expenses and other current assets.

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)

3. Per Share Data

     The Company’s basic and diluted net loss per share amounts have been computed by dividing net loss by the weighted average number of shares of Common Stock and Class A Stock outstanding. Net loss per share is presented on a combined basis, inclusive of Common Stock and Class A Stock outstanding, as each class of stock has equivalent economic rights. For the three months ended March 31, 2010 and 2009, the Company reported net losses; therefore, no common stock equivalents were included in the computation of diluted net loss per share for these periods, since such inclusion would have been antidilutive. The calculations of basic and diluted net loss per share are as follows:

	Three Months Ended March 31,
	2010	2009
Net loss (Numerator)	$(30,522)	$(15,388)

Weighted-average shares, in thousands (Denominator)	81,169	79,498

Basic and diluted net loss per share	$(0.38)	$(0.19)

     Shares issuable upon the exercise of stock options and vesting of restricted stock awards, which have been excluded from the March 31, 2010 and 2009 diluted per share amounts because their effect would have been antidilutive, include the following:

	Three months ended March 31,
	2010	2009
Stock Options:
Weighted average number, in thousands	21,400	20,216
Weighted average exercise price	$18.59	$17.55

Restricted Stock:
Weighted average number, in thousands	501	500

4. Statement of Cash Flows

     Supplemental disclosure of noncash investing and financing activities:

     Included in accounts payable and accrued expenses at March 31, 2010 and December 31, 2009 were $5.4 million and $9.8 million, respectively, of accrued capital expenditures. Included in accounts payable and accrued expenses at March 31, 2009 and December 31, 2008 were $9.8 million and $7.0 million, respectively, of accrued capital expenditures.

     Included in accounts payable and accrued expenses at December 31, 2009 and 2008 were $2.6 million and $1.5 million, respectively, of accrued Company 401(k) Savings Plan contribution expense. In the first quarter of 2010 and 2009, the Company contributed 111,419 and 81,086 shares, respectively, of Common Stock to the 401(k) Savings Plan in satisfaction of these obligations.

     Pursuant to the application of authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) to the Company’s lease of office and laboratory facilities in Tarrytown, New York (see Note 8), the Company recognized a facility lease obligation of $0.6 million for the three months ended March 31, 2009, in connection with capitalizing, on the Company’s books, the landlord’s costs of constructing new facilities that the Company has leased.

     Included in facility lease obligations and property, plant, and equipment at March 31, 2010 was $0.8 million of capitalized and deferred interest for the quarter ended March 31, 2010, as the related facilities being leased by the Company are currently under construction and lease payments on these facilities do not commence until January 2011.

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)

     Included in other assets at March 31, 2010 and December 31, 2009 were $0.1 million and $0.7 million, respectively, due to the Company in connection with employee exercises of stock options.

     Included in marketable securities at March 31, 2010 and December 31, 2009 were $1.3 million and $0.6 million, respectively, of accrued interest income. Included in marketable securities at March 31, 2009 and December 31, 2008 were $2.5 million and $1.7 million, respectively, of accrued interest income.

5. Marketable Securities

     Marketable securities at March 31, 2010 and December 31, 2009 consisted of debt securities, as detailed below, and equity securities, the aggregate fair value of which was $4.8 million and $5.5 million at March 31, 2010 and December 31, 2009, respectively, and the aggregate cost basis of which was $4.0 million at both March 31, 2010 and December 31, 2009. The following tables summarize the amortized cost basis of debt securities included in marketable securities, the aggregate fair value of those securities, and gross unrealized gains and losses on those securities at March 31, 2010 and December 31, 2009. The Company classifies its debt securities, other than mortgage-backed securities, based on their contractual maturity dates. Maturities of mortgage-backed securities have been estimated based primarily on repayment characteristics and experience of the senior tranches that the Company holds.

	Amortized	Fair	Unrealized
At March 31, 2010	Cost Basis	Value	Gains	(Losses)	Net
Maturities within one year
U.S. government obligations	$149,697	$149,688	$33	$(42)	$(9)
U.S. government guaranteed corporate
bonds	23,822	23,956	136	(2)	134
Corporate bonds	8,152	8,248	96		96
Mortgage-backed securities	1,255	1,134		(121)	(121)
U.S. government guaranteed
collateralized mortgage obligations	3,170	3,302	132		132
	186,096	186,328	397	(165)	232

Maturities between one and three years
U.S. government obligations	59,524	59,487	13	(50)	(37)
U.S. government guaranteed corporate
bonds	40,001	40,376	390	(15)	375
Mortgage-backed securities	1,517	1,439		(78)	(78)
Municipal bonds	2,217	2,208		(9)	(9)
	103,259	103,510	403	(152)	251

	$289,355	$289,838	$800	$(317)	$483
At December 31, 2009
Maturities within one year
U.S. government obligations	$100,491	$100,573	$82		$82
U.S. government guaranteed corporate
bonds	17,176	17,340	164		164
Corporate bonds	10,142	10,342	200		200
Mortgage-backed securities	2,471	2,338		$(133)	(133)
U.S. government guaranteed
collateralized mortgage obligations	3,612	3,662	50		50
	133,892	134,255	496	(133)	363

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)

	Amortized	Fair	Unrealized
At December 31, 2009 (continued)	Cost Basis	Value	Gains	(Losses)	Net
Maturities between one and two years
U.S. government obligations	9,413	9,367		(46)	(46)
U.S. government guaranteed corporate
bonds	31,064	31,344	280		280
Mortgage-backed securities	1,168	900		(268)	(268)
	41,645	41,611	280	(314)	(34)

	$175,537	$175,866	$776	$(447)	$329

     At March 31, 2010 and December 31, 2009, marketable securities included an additional unrealized gain of $0.7 million and $1.4 million, respectively, related to one equity security in the Company’s marketable securities portfolio.

     The following table shows the fair value of the Company’s marketable securities that have unrealized losses and that are deemed to be only temporarily impaired, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at March 31, 2010 and December 31, 2009. The debt securities listed at March 31, 2010 mature at various dates through December 2011.

	Less than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
At March 31, 2010	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
U.S. government obligations	$121,293	$(92)			$121,293	$(92)
U.S. government guaranteed
corporate bond	12,362	(17)			12,362	(17)
Mortgage-backed securities			2,572	(199)	2,572	(199)
Municipal bonds	2,209	(9)			2,209	(9)
	$135,864	$(118)	$2,572	$(199)	$138,436	$(317)

At December 31, 2009
U.S. government obligations	$9,367	$(46)			$9,367	$(46)
Mortgage-backed securities			$3,238	$(401)	3,238	(401)
	$9,367	$(46)	$3,238	$(401)	$12,605	$(447)

     Realized gains and losses are included as a component of investment income. For the three months ended March 31, 2010 and 2009, realized gains and losses on sales of marketable securities were not significant. In computing realized gains and losses, the Company computes the cost of its investments on a specific identification basis. Such cost includes the direct costs to acquire the security, adjusted for the amortization of any discount or premium.

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)

     The Company’s assets that are measured at fair value on a recurring basis, at March 31, 2010 and December 31, 2009, were as follows:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
At March 31, 2010
Available-for-sale marketable securities
U.S. government obligations	$209,175		$209,175
U.S. government guaranteed corporate
bonds	64,332		64,332
Corporate bonds	8,248		8,248
Mortgage-backed securities	2,573		2,573
U.S. government guaranteed
collateralized mortgage obligations	3,302		3,302
Municipal bonds	2,208		2,208
Equity securities	4,768	$4,768
	$294,606	$4,768	$289,838

At December 31, 2009
Available-for-sale marketable securities
U.S. government obligations	$109,940		$109,940
U.S. government guaranteed corporate	48,684		48,684
bonds
Corporate bonds	10,342		10,342
Mortgage-backed securities	3,238		3,238
U.S. government guaranteed
collaterized mortgage obligations	3,662		3,662
Equity securities	5,469	$5,469
	$181,335	$5,469	$175,866

     Marketable securities included in Level 2 were valued using a market approach utilizing prices and other relevant information, such as interest rates, yield curves, prepayment speeds, loss severities, credit risks and default rates, generated by market transactions involving identical or comparable assets. The Company considers market liquidity in determining the fair value for these securities. During the three months ended March 31, 2010, deterioration in the credit quality of a marketable security from one issuer subjected the Company to the risk of not being able to recover the securities $1.1 million carrying value. As a result, the Company recognized a $0.1 million impairment charge related to this Level 2 marketable security, which the Company considered to be other-than-temporarily impaired. During the three months ended March 31, 2009, the Company did not record any charges for other-than-temporary impairment of its Level 2 marketable securities.

     At March 31, 2009 and December 31, 2008, the Company held one Level 3 marketable security whose fair value was $0.1 million. This Level 3 security was valued using information provided by the Company’s investment advisors, including quoted bid prices which take into consideration the securities’ current lack of liquidity. During the three months ended March 31, 2009, the Company did not record any settlements, realized gains or losses, or charges for other-than-temporary impairment related to this Level 3 marketable security. In addition, there were no purchases, sales, or maturities of Level 3 marketable securities and no unrealized gains or losses related to Level 3 marketable securities for the three months ended March 31, 2009. The Company held no Level 3 marketable securities at March 31, 2010 and December 31, 2009. There were no transfers of marketable securities between Levels 1, 2, or 3 classifications during the three months ended March 31, 2010 and 2009.

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

6. Accounts Payable and Accrued Expenses

     Accounts payable and accrued expenses as of March 31, 2010 and December 31, 2009 consist of the following:

	March 31,	December 31,
	2010	2009
Accounts payable	$14,315	$18,638
Accrued payroll and related costs	11,026	9,444
Accrued clinical trial expense	14,880	11,673
Accrued property, plant, and equipment expenditures	4,181	1,883
Accrued expenses, other	7,629	6,207
Payable to Bayer HealthCare	1,874	1,186
	$53,905	$49,031

7. Comprehensive Loss

     Comprehensive loss of the Company includes net loss adjusted for the change in net unrealized gain (loss) on marketable securities, net of any tax effect. For the three months ended March 31, 2010 and 2009, the components of comprehensive loss are:

	Three months ended March 31,
	2010	2009
Net loss	$(30,522)	$(15,388)
Change in net unrealized gain (loss) on marketable securities	(545)	(1,134)
Tax benefit of decrease in net unrealized gain on marketable securities	218
Total comprehensive loss	$(30,849)	$(16,522)

8. Revisions of Previously Issued Financial Statements

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

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)

     As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, the Company revised its previously issued financial statements to capitalize the landlord’s costs of constructing the new Tarrytown facilities which the Company is leasing and to adjust the Company’s previously recognized rent expense in connection with these facilities, as described above. These revisions primarily resulted in an increase to property, plant, and equipment and a corresponding increase in facility lease obligation (a long-term liability). The Company also revised its statements of operations and statements of cash flows to reflect rent expense in connection with only the land element of its lease, with a corresponding adjustment to other long-term liabilities. In addition, the Company’s statement of cash flows for the quarter ended March 31, 2009 was revised to reclassify, from an operating activity to a financing activity, a $5.2 million reimbursement received from the Company’s landlord for tenant improvement costs that the Company incurred. Under FASB authoritative guidance, such payments that the Company receives from its landlord are deemed to be a financing obligation.

     The above described revisions consisted entirely of non-cash adjustments. They had no impact on the Company’s business operations, existing capital resources, or the Company’s ability to fund its operating needs. The revisions also had no impact on the Company’s previously reported net increases or decreases in cash and cash equivalents. In addition, these revisions had no impact on the Company’s previously reported current assets, current liabilities, and operating revenues. The Company did not amend previously issued financial statements because, after considering both qualitative and quantitative factors, the Company determined that the judgment of a reasonable person relying on the Company’s previously issued financial statements would not have been changed or influenced by these revisions.

     For comparative purposes, the impact of the above described revisions to the Company’s statement of operations, statement of stockholders’ equity, and statement of cash flows for the three months ended March 31, 2009 is as follows:

Statement of Operations Impact for the three months ended March 31, 2009
(In millions, except per share data)

	As Originally
	Reported	As Revised
Research and development expenses	$82.1	$80.3
Selling, general, and administrative expenses	11.7	11.4
Total expenses	94.2	92.1
Net loss	(17.5)	(15.4)
Net loss per share, basic and diluted	$(0.22)	$(0.19)

Statement of Stockholders’ Equity Impact for the three months ended March 31, 2009
(In millions)

	As Originally
	Reported	As Revised
Accumulated deficit	$(893.4)	$(887.7)
Total stockholders’ equity	$410.3	$415.1

Statement of Cash Flows Impact for the three months ended March 31, 2009
(In millions)

	As Originally
	Reported	As Revised
Net cash used in operating activities	$(10.2)	$(15.4)
Net cash used in investing activities	(39.5)	(39.5)
Net cash provided by financing activities	1.0	6.2
Net decrease in cash and cash equivalents	$(48.7)	$(48.7)

     These revised amounts are reflected in the Company’s financial statements included in this Quarterly Report on Form 10-Q for the period ended March 31, 2010.

9. Legal Matters

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

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)

10. Future Impact of Recently Issued Accounting Standards

     In March 2009, the FASB amended its authoritative guidance on the milestone method of revenue recognition. The milestone method of revenue recognition has now been codified as an acceptable revenue recognition model when a milestone is deemed to be substantive. This guidance may be applied retrospectively to all arrangements or prospectively for milestones achieved after the adoption of the guidance. The Company will be required to adopt this amended guidance for the fiscal year beginning January 1, 2011, although earlier adoption is permitted. Management does not anticipate that the adoption of this guidance will have a material impact on the Company’s financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion below contains forward-looking statements that involve risks and uncertainties relating to future events and the future financial performance of Regeneron Pharmaceuticals, Inc., and actual events or results may differ materially. These statements concern, among other things, the possible success and therapeutic applications of our product candidates and research programs, anticipated sales of our marketed product, the timing and nature of the clinical and research programs now underway or planned, and the future sources and uses of capital and our financial needs. These statements are made by us based on management's current beliefs and judgment. In evaluating such statements, shareholders and potential investors should specifically consider the various factors identified under the caption “Risk Factors” which could cause actual results to differ materially from those indicated by such forward-looking statements. We do not undertake any obligation to update publicly any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law.

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

     We have eight product candidates in clinical development, including three product candidates that are in late-stage (Phase 3) clinical development. Our late stage programs are rilonacept, which is being developed for the prevention and treatment of gout-related flares; VEGF Trap-Eye, which is being developed in eye diseases using intraocular delivery in collaboration with Bayer HealthCare LLC; and aflibercept (VEGF Trap), which is being developed in oncology in collaboration with the sanofi-aventis Group. Our earlier stage clinical programs are REGN475, an antibody to Nerve Growth Factor (NGF), which is being developed for the treatment of pain; REGN88, an antibody to the interleukin-6 receptor (IL-6R), which is being developed in rheumatoid arthritis; REGN421, an antibody to Delta-like ligand-4 (Dll4), which is being developed in oncology; REGN727, an antibody to PCSK9, which is being developed for low density lipoprotein (LDL) cholesterol reduction; and REGN668, an antibody to the interleukin-4 receptor (IL-4R), which is being developed for certain allergic and immune conditions. All five of our earlier stage clinical programs are fully human antibodies that are being developed in collaboration with sanofi-aventis.

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

     We believe that our ability to develop product candidates is enhanced by the application of our VelociSuite™ technology platforms. Our discovery platforms are designed to identify specific proteins of therapeutic interest for a particular disease or cell type and validate these targets through high-throughput production of genetically modified mice using our VelociGene® technology to understand the role of these proteins in normal physiology as well as in models of disease. Our human monoclonal antibody technology (VelocImmune®) and cell line expression technologies (VelociMab®) may then be utilized to design and produce new product candidates directed against the disease target. Our five antibody product candidates currently in clinical trials were developed using VelocImmune®. Under the terms of our antibody collaboration with sanofi-aventis, which was expanded during 2009, we plan to advance an average of four to five new antibody product candidates into clinical development each year, for an anticipated total of 30-40 candidates over the next eight years. We continue to invest in the development of enabling technologies to assist in our efforts to identify, develop, manufacture, and commercialize new product candidates.

Commercial Product:

ARCALYST® (rilonacept) – Cryopyrin-Associated Periodic Syndromes (CAPS)

     We recognized $9.9 million of net product sales of ARCALYST® (rilonacept) Injection for Subcutaneous Use in the first quarter of 2010, which included $5.1 million of ARCALYST® (rilonacept) net product sales made during the quarter and $4.8 million of previously deferred net product sales, as described below under “Results of Operations.” In the same quarter of 2009, we recognized $3.9 million of ARCALYST® (rilonacept) net product sales. ARCALYST® (rilonacept) is available for prescription in the United States for the treatment of Cryopyrin-Associated Periodic Syndromes (CAPS), including Familial Cold Auto-inflammatory Syndrome (FCAS) and Muckle-Wells Syndrome (MWS) in adults and children 12 and older.

     ARCALYST® (rilonacept) is a protein-based product designed to bind the interleukin-1 (called IL-1) cytokine and prevent its interaction with cell surface receptors. CAPS is a group of rare, inherited, auto-inflammatory conditions characterized by life-long, recurrent symptoms of rash, fever/chills, joint pain, eye redness/pain, and fatigue. Intermittent, disruptive exacerbations or flares can be triggered at any time by exposure to cooling temperatures, stress, exercise, or other unknown stimuli.

     In October 2009, rilonacept was approved under exceptional circumstances by the European Medicines Agency for the treatment of CAPS with severe symptoms in adults and children 12 and older. Rilonacept is not currently marketed in the European Union. We own worldwide rights to ARCALYST® (rilonacept).

Clinical Programs:

1. Rilonacept – Inflammatory Diseases

     We are evaluating rilonacept in gout, a disease in which, as in CAPS, IL-1 may play an important role in pain and inflammation. Gout is characterized by high blood levels of uric acid, a bodily waste product normally excreted by the kidneys. The elevated uric acid can lead to formation of urate crystals in the joints of the toes, ankles, knees, wrists, fingers, and elbows. Chronic treatment with uric acid-lowering medicines, such as allopurinol, is prescribed to eliminate the urate crystals and prevent reformation. During the first months of allopurinol therapy, while uric acid blood levels are being reduced, the break up of the urate crystals can result in stimulation of inflammatory mediators, including IL-1, resulting in acute flares of joint pain and inflammation. These painful flares generally persist for at least five days.

     During the first quarter of 2009, we initiated a Phase 3 clinical development program with rilonacept for the treatment of gout. The program includes four clinical trials. Two Phase 3 clinical trials (called PRE-SURGE 1 and PRE-SURGE 2) are evaluating rilonacept versus placebo for the prevention of gout flares in patients initiating urate-lowering drug therapy. A third Phase 3 trial in acute gout (SURGE) is evaluating treatment with rilonacept alone versus rilonacept in combination with a non-steroidal anti-inflammatory drug (NSAID) versus an NSAID alone. The fourth Phase 3 trial is a placebo-controlled safety study (RE-SURGE) of rilonacept in patients receiving urate-lowering therapy. SURGE and PRE-SURGE 1 are fully enrolled. We expect to report initial data from SURGE and PRE-SURGE 1 during the second quarter of 2010 and from PRE-SURGE 2 and RE-SURGE during the first half of 2011. We own worldwide rights to rilonacept.

Royalty Agreement with Novartis Pharma AG

     Under a June 2009 agreement with Novartis Pharma AG (that replaced a previous collaboration and license agreement), we receive royalties on worldwide sales of Novartis’ canakinumab, a fully human anti-interleukin-IL1ß antibody. Canakinumab is approved to treat Cryopyrin-Associated Periodic Syndrome (CAPS) and is in development for gout, type 2 diabetes, and other inflammatory diseases.

2. VEGF Trap-Eye – Ophthalmologic Diseases

     VEGF Trap-Eye is a specially purified and formulated form of VEGF Trap for use in intraocular applications. We and Bayer HealthCare are testing VEGF Trap-Eye in a Phase 3 program in patients with the neovascular form of age-related macular degeneration (wet AMD). We and Bayer HealthCare are also conducting a Phase 2 study of VEGF Trap-Eye in patients with diabetic macular edema (DME). Wet AMD and diabetic retinopathy (which includes DME) are two of the leading causes of adult blindness in the developed world. In both conditions, severe visual loss is caused by a combination of retinal edema and neovascular proliferation. We and Bayer HealthCare are also conducting a Phase 3 program in central retinal vein occlusion (CRVO).

     The Phase 3 trials in wet AMD, known as VIEW 1 and VIEW 2 (VEGF Trap: Investigation of Efficacy and Safety in Wet age-related macular degeneration), are comparing VEGF Trap-Eye and Lucentis® (ranibizumab injection), owned by Genentech, Inc., an anti-angiogenic agent approved for use in wet AMD. VIEW 1 is being conducted in North America and VIEW 2 is being conducted in Europe, Asia Pacific, Japan, and Latin America. The VIEW 1 and VIEW 2 trials are both evaluating VEGF Trap-Eye doses of 0.5 milligrams (mg) and 2.0 mg at dosing intervals of four weeks and 2.0 mg at a dosing interval of eight weeks (after three monthly doses) compared with Lucentis (Genentech) dosed according to its U.S. label, which specifies doses of 0.5 mg administered every four weeks over the first year. As-needed dosing (PRN) with both agents will be evaluated in the second year of the studies. VIEW 1 and VIEW 2 were fully enrolled in 2009, and initial data are expected in late 2010.

     The Phase 2 DME study, known as the DA VINCI study, is a double-masked, randomized, controlled trial that is evaluating four different VEGF Trap-Eye dosing regimens versus laser treatment. In February 2010, we and Bayer HealthCare announced that treatment with VEGF Trap-Eye demonstrated a statistically significant improvement in visual acuity compared to focal laser therapy, the primary endpoint of the study. Visual acuity was measured by the mean number of letters gained over the initial 24 weeks of the study. Patients in each of the four dosing groups receiving VEGF Trap-Eye achieved statistically significantly greater mean improvements in visual acuity (8.5 to 11.4 letters of vision gained) compared to patients receiving focal laser therapy (2.5 letters gained) at week 24 (p< 0.01 for each VEGF Trap-Eye group versus focal laser). VEGF Trap-Eye was generally well-tolerated, and no ocular or non-ocular drug-related serious adverse events were reported in the study. The adverse events reported were those typically associated with intravitreal injections or the underlying disease. Following the initial 24 weeks of treatment, patients continue to be treated for another 24 weeks on the same dosing regimens. Initial one-year results will be available later in 2010.

     VEGF Trap-Eye is also in Phase 3 development for the treatment of central retinal vein occlusion (CRVO), another cause of blindness. The COPERNICUS (COntrolled Phase 3 Evaluation of Repeated iNtravitreal administration of VEGF Trap-Eye In Central retinal vein occlusion: Utility and Safety) study is being led by Regeneron and the GALILEO (General Assessment Limiting InfiLtration of Exudates in central retinal vein Occlusion with VEGF Trap-Eye) study is being led by Bayer HealthCare. Patients in both studies will receive six monthly intravitreal injections of either VEGF Trap-Eye at a dose of 2 mg or sham control injections. The primary endpoint of both studies is improvement in visual acuity versus baseline after six months of treatment. At the end of the initial six months, patients will be dosed on a PRN basis for another six months. All patients will be eligible for rescue laser treatment. The COPERNICUS study was initiated during the third quarter of 2009 and is fully enrolled. The GALILEO study was initiated in October 2009 and is approximately half enrolled. Initial data are anticipated in early 2011.

Collaboration with Bayer HealthCare

     In October 2006, we entered into a collaboration agreement with Bayer HealthCare for the global development and commercialization outside the United States of VEGF Trap-Eye. Under the agreement, we and Bayer HealthCare will collaborate on, and share the costs of, the development of VEGF Trap-Eye through an integrated global plan that encompasses wet AMD, DME, and CRVO. Bayer HealthCare will market VEGF Trap-Eye outside the United States, where the companies will share equally in profits from any future sales of VEGF Trap-Eye. If VEGF Trap-Eye is granted marketing authorization in a major market country outside the United States, we will be obligated to reimburse Bayer HealthCare for 50% of the development costs that it has incurred under the agreement from our share of the collaboration profits. Within the United States, we retain exclusive commercialization rights to VEGF Trap-Eye and are entitled to all profits from any such sales. We can earn up to $70 million in future development and regulatory milestone payments related to the development of VEGF Trap-Eye and marketing approvals in major market countries outside the United States. We can also earn up to $135 million in sales milestone payments if total annual sales of VEGF Trap-Eye outside the United States achieve certain specified levels starting at $200 million.

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

     Aflibercept is being developed globally in cancer indications in collaboration with sanofi-aventis. We and sanofi-aventis are conducting three randomized, double-blind Phase 3 trials, all of which are fully enrolled, that are evaluating combinations of standard chemotherapy regimens with either aflibercept or placebo for the treatment of cancer. One trial (called VELOUR) is evaluating aflibercept as a 2nd line treatment for metastatic colorectal cancer in combination with FOLFIRI (folinic acid (leucovorin), 5-fluorouracil, and irinotecan). A second trial (VITAL) is evaluating aflibercept as a 2nd line treatment for locally advanced or metastatic non-small cell lung cancer in combination with docetaxel. A third trial (VENICE) is evaluating aflibercept as a 1st line treatment for metastatic androgen independent prostate cancer in combination with docetaxel/prednisone. In addition, a Phase 2 study (called AFFIRM) of aflibercept in 1st line metastatic colorectal cancer in combination with FOLFOX (folinic acid (leucovorin), 5-fluorouracil, and oxaliplatin) is also fully enrolled.

     Each of the Phase 3 studies is monitored by an Independent Data Monitoring Committee (IDMC), a body of independent clinical and statistical experts. The IDMCs meet periodically to evaluate data from the studies and may recommend changes in study design or study discontinuation. Both interim and final analyses will be conducted when a prespecified number of events have occurred in each trial. Based on projected event rates, (i) an interim analysis of VELOUR is expected to be conducted by an independent statistician and reviewed by an IDMC in the second half of 2010, (ii) final results are anticipated in the first half of 2011 from the VITAL study and in the second half of 2011 from the VELOUR study, and (iii) an interim analysis of VENICE is expected to be reviewed by an IDMC in mid-2011, with final results anticipated in 2012. Initial data from the AFFIRM study are anticipated in the second half of 2011.

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

     In the third quarter of 2009, we began a Phase 2 double-blind, placebo-controlled, dose-ranging, proof-of-concept study of REGN475 in persons with osteoarthritis of the knee. Preliminary data from that study are expected in the second quarter of 2010. Additionally, four Phase 2 proof-of-concept studies in other pain indications were initiated in late 2009 and early 2010. One of these studies, in patients with thermal injuries, is being discontinued because of difficulty enrolling patients. REGN475 is being developed in collaboration with sanofi-aventis.

5. REGN88 (Anti-IL-6R Antibody) for inflammatory diseases

     Interleukin-6 (IL-6) is a key cytokine involved in the pathogenesis of rheumatoid arthritis, causing inflammation and joint destruction. A therapeutic antibody to the IL-6 receptor (IL-6R), tocilizumab, developed by Roche, has been approved for the treatment of rheumatoid arthritis.

     REGN88 is a fully human monoclonal antibody to IL-6R generated using our VelocImmune® technology that is in a Phase 2/3 double-blind, placebo-controlled, dose-ranging study in patients with active rheumatoid arthritis and a Phase 2 double-blind, placebo-controlled, dose-ranging study in ankylosing spondylitis, a form of arthritis that primarily affects the spine. REGN88 is being developed in collaboration with sanofi-aventis.

6. REGN421 (Anti-Dll4 Antibody) for advanced malignancies

      In many clinical settings, positively or negatively regulating blood vessel growth could have important therapeutic benefits, as could the repair of damaged and leaky vessels. VEGF was the first growth factor shown to be specific for blood vessels, by virtue of having its receptor primarily expressed on blood vessel cells. In the December 21, 2006 issue of the journal Nature, we reported data from a preclinical study demonstrating that blocking an important cell signaling molecule, known as Delta-like ligand 4 (Dll4), inhibited the growth of experimental tumors by interfering with their ability to produce a functional blood supply. The inhibition of tumor growth was seen in a variety of tumor types, including those that were resistant to blockade of VEGF, suggesting a novel anti-angiogenesis therapeutic approach. Moreover, inhibition of tumor growth is enhanced by the combination of Dll4 and VEGF blockade in many preclinical tumor models.

     REGN421 is a fully human monoclonal antibody to Dll4 generated using our VelocImmune® technology. REGN421 is being developed in collaboration with sanofi-aventis and is in Phase 1 clinical development.

7. REGN727 (Anti-PCSK9 Antibody) for LDL cholesterol reduction

     Elevated low density lipoprotein (LDL) cholesterol levels is a validated risk factor leading to cardiovascular disease. Statins are a class of drugs that lower LDL by upregulating the expression of the LDL receptor (LDLR), which removes LDL from circulation. PCSK9 (proprotein convertase substilisin/kexin type 9) is a protein that binds to LDLR, which prevents LDLR from binding to and removing LDL from circulation. People who have a mutation that reduces the activity of PCSK9 have lower levels of LDL, as well as a reduced risk of adverse cardiovascular events. We used our VelocImmune® technology to derive a fully human monoclonal antibody called REGN727 that is designed to bind to PCSK9 and prevent it from inhibiting LDLR. REGN727 is being developed in collaboration with sanofi-aventis and is in Phase 1 clinical development.

8. REGN668 (Anti-IL-4R Antibody) for allergic and immune conditions

     Interleukin-4 receptor (IL-4R) is required for signaling by the cytokines IL-4 and IL-13. Both of these cytokines are critical mediators of immune response, which, in turn, drives the formation of Immunoglobulin E (IgE) antibodies and the development of allergic responses, as well as the atopic state that underlies asthma and atopic dermatitis. REGN668 is a fully human VelocImmune® antibody that is designed to bind to IL-4R. REGN668 is being developed in collaboration with sanofi-aventis and is in Phase 1 clinical development.

Research and Development Technologies:

     Many proteins that are either on the surface of or secreted by cells play important roles in biology and disease. One way that a cell communicates with other cells is by releasing specific signaling proteins, either locally or into the bloodstream. These proteins have distinct functions, and are classified into different “families” of molecules, such as peptide hormones, growth factors, and cytokines. All of these secreted (or signaling) proteins travel to and are recognized by another set of proteins, called “receptors,” which reside on the surface of responding cells. These secreted proteins impact many critical cellular and biological processes, causing diverse effects ranging from the regulation of growth of particular cell types, to inflammation mediated by white blood cells. Secreted proteins can at times be overactive and thus result in a variety of diseases. In these disease settings, blocking the action of specific secreted proteins can have clinical benefit. In other cases, proteins on the cell-surface can mediate the interaction between cells, such as the processes that give rise to inflammation and autoimmunity.

      Our scientists have developed two different technologies to design protein therapeutics to block the action of specific cell surface or secreted proteins. The first technology, termed the “Trap” technology, was used to generate our first approved product, ARCALYST® (rilonacept), as well as aflibercept and VEGF Trap-Eye, all of which are in Phase 3 clinical trials. These novel “Traps” are composed of fusions between two distinct receptor components and the constant region of an antibody molecule called the “Fc region”, resulting in high affinity product candidates. VelociSuiteTM is our second technology platform and it is used for discovering, developing, and producing fully human monoclonal antibodies that can address both secreted and cell-surface targets.

VelociSuiteTM

     VelociSuiteTM consists of VelocImmune®, VelociGene®, VelociMouse®, and VelociMab®. The VelocImmune® mouse platform is utilized to produce fully human monoclonal antibodies. VelocImmune® was generated by exploiting our VelociGene® technology (see below), in a process in which six megabases of mouse immune gene loci were replaced, or “humanized,” with corresponding human immune gene loci. VelocImmune® mice can be used to generate efficiently fully human monoclonal antibodies to targets of therapeutic interest. VelocImmune® and our entire VelociSuiteTM offer the potential to increase the speed and efficiency through which human monoclonal antibody therapeutics may be discovered and validated, thereby improving the overall efficiency of our early stage drug development activities. We are utilizing the VelocImmune® technology to produce our next generation of drug candidates for preclinical and clinical development.

     Our VelociGene® platform allows custom and precise manipulation of very large sequences of DNA to produce highly customized alterations of a specified target gene, or genes, and accelerates the production of knock-out and transgenic expression models without using either positive/negative selection or isogenic DNA. In producing knock-out models, a color or fluorescent marker may be substituted in place of the actual gene sequence, allowing for high-resolution visualization of precisely where the gene is active in the body during normal body functioning as well as in disease processes. For the optimization of pre-clinical development and pharmacology programs, VelociGene® offers the opportunity to humanize targets by replacing the mouse gene with the human homolog. Thus, VelociGene® allows scientists to rapidly identify the physical and biological effects of deleting or over-expressing the target gene, as well as to characterize and test potential therapeutic molecules.

     Our VelociMouse® technology platform allows for the direct and immediate generation of genetically altered mice from embryonic stem cells (ES cells), thereby avoiding the lengthy process involved in generating and breeding knockout mice from chimeras. Mice generated through this method are normal and healthy and exhibit a 100% germ-line transmission. Furthermore, the VelociMice are suitable for direct phenotyping or other studies. We have also developed our VelociMab® platform for the rapid screening of antibodies and rapid generation of expression cell lines for our Traps and our VelocImmune® human monoclonal antibodies.

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

     AstraZeneca UK Limited. In February 2007, we entered into a non-exclusive license agreement with AstraZeneca UK Limited that allows AstraZeneca to utilize our VelocImmune® technology in its internal research programs to discover human monoclonal antibodies. Under the terms of the agreement, AstraZeneca made $20.0 million annual, non-refundable payments to us in the first quarter of 2007, 2008, 2009, and 2010. AstraZeneca is required to make up to two additional annual payments of $20.0 million, subject to its ability to terminate the agreement. We are entitled to receive a mid-single-digit royalty on any future sales of antibody products discovered by AstraZeneca using our VelocImmune® technology.

     Astellas Pharma Inc. In March 2007, we entered into a non-exclusive license agreement with Astellas Pharma Inc. that allows Astellas to utilize our VelocImmune® technology in its internal research programs to discover human monoclonal antibodies. Under the terms of the agreement, Astellas made $20.0 million annual, non-refundable payments to us in the second quarter of 2007, 2008, and 2009. Astellas is required to make up to three additional annual payments of $20.0 million, subject to its ability to terminate the agreement after making the next annual payment in the second quarter of 2010. We are entitled to receive a mid-single-digit royalty on any future sales of antibody products discovered by Astellas using our VelocImmune® technology.

National Institutes of Health Grant

     In September 2006, we were awarded a five-year grant from the National Institutes of Health (NIH) as part of the NIH’s Knockout Mouse Project. The goal of the Knockout Mouse Project is to build a comprehensive and broadly available resource of knockout mice to accelerate the understanding of gene function and human diseases. Under the NIH grant, as amended, we have received $17.0 million through March 31, 2010 and are entitled to receive an additional $8.3 million through the remaining term of the grant.

Research Programs

     Our preclinical research programs are in the areas of oncology and angiogenesis, ophthalmology, metabolic and related diseases, muscle diseases and disorders, inflammation and immune diseases, bone and cartilage, pain, cardiovascular diseases, and infectious diseases.

General

     Developing and commercializing new medicines entails significant risk and expense. Since inception we have not generated any significant sales or profits from the commercialization of ARCALYST® (rilonacept) or any of our other product candidates. Before significant revenues from the commercialization of ARCALYST® (rilonacept) or our other product candidates can be realized, we (or our collaborators) must overcome a number of hurdles which include successfully completing research and development and obtaining regulatory approval from the U.S. Food and Drug Administration (FDA) and regulatory authorities in other countries. In addition, the biotechnology and pharmaceutical industries are rapidly evolving and highly competitive, and new developments may render our products and technologies uncompetitive or obsolete.

     From inception on January 8, 1988 through March 31, 2010, we had a cumulative loss of $971.6 million. In the absence of significant revenues from the commercialization of ARCALYST® (rilonacept) or our other product candidates or other sources, the amount, timing, nature, and source of which cannot be predicted, our losses will continue as we conduct our research and development activities. We expect to incur substantial losses over the next several years as we continue the clinical development of VEGF Trap-Eye and rilonacept; advance new product candidates into clinical development from our existing research programs utilizing our technology for discovering fully human monoclonal antibodies; continue our research and development programs; and commercialize additional product candidates that receive regulatory approval, if any. Also, our activities may expand over time and require additional resources, and we expect our operating losses to be substantial over at least the next several years. Our losses may fluctuate from quarter to quarter and will depend on, among other factors, the progress of our research and development efforts, the timing of certain expenses, and the amount and timing of payments that we receive from collaborators.

     The planning, execution, and results of our clinical programs are significant factors that can affect our operating and financial results. In our clinical programs, key events to date in 2010 and plans over the next 12 months are as follows:

2010-11 Plans
Clinical Program	2010 Events to Date	(next 12 months)
Rilonacept (also known as IL-1 Trap)
  Completed patient enrollment in the first of two Phase 3 trials (PRE-SURGE 1) evaluating rilonacept in the prevention of gout flares associated with the initiation of urate-lowering drug therapy
  Completed patient enrollment in a Phase 3 study (SURGE) evaluating rilonacept in the treatment of acute gout flares
Report data from SURGE and PRE-SURGE 1 during the second quarter of 2010 Complete patient enrollment of the remaining Phase 3 studies in gout

VEGF Trap-Eye (intravitreal injection)	Reported positive 24-week primary endpoint results from the Phase 2 DME trial Completed patient enrollment in the first of two Phase 3 CRVO trials (COPERNICUS)
  Report data from VIEW 1 and VIEW 2 trials in the fourth quarter of 2010
  Complete patient enrollment in the second Phase 3 CRVO trial (GALILEO) and report initial data from both trials
  Report one-year results from the Phase 2 DME trial

Aflibercept (VEGF Trap – Oncology)
  Completed patient enrollment in the Phase 3 studies in non-small cell lung cancer, prostate cancer, and colorectal cancer
  Completed patient enrollment in a Phase 2 1st line study in metastatic colorectal cancer in combination with chemotherapy
During the second half of 2010, an Independent Data Monitoring Committee is expected to conduct an interim analysis of the Phase 3 study in colorectal cancer

Monoclonal Antibodies	REGN88: Initiated a Phase 2/3 dose-ranging study in rheumatoid arthritis and a Phase 2 dose-ranging study in ankylosing spondylitis
  REGN475: Report data from the study in osteoarthritis of the knee during the second quarter of 2010 and from another study in a pain indication during the second half of 2010
  REGN727: Report proof-of-concept data from the Phase 1 program and initiate a Phase 2 program for LDL cholesterol reduction
  REGN668: Initiate a Phase 2 program in the treatment of a chronic allergic condition
  REGN88: Report data from a Phase 1 trial in rheumatoid arthritis
  Advance additional antibody candidates into clinical development

Results of Operations

Three Months Ended March 31, 2010 and 2009

Net Loss

     Regeneron reported a net loss of $30.5 million, or $0.38 per share (basic and diluted), for the first quarter of 2010, compared to a net loss of $15.4 million, or $0.19 per share (basic and diluted) for the first quarter of 2009. The increase in our net loss was principally due to higher research and development expenses, as detailed below, partly offset by higher contract research and development revenue primarily in connection with our antibody collaboration with sanofi-aventis.

Revenues

     Revenues for the three months ended March 31, 2010 and 2009 consist of the following:

(In millions)	2010	2009
Collaboration revenue
Sanofi-aventis	$68.7	$49.6
Bayer HealthCare	13.1	10.0
Total collaboration revenue	81.8	59.6
Technology licensing revenue	10.0	10.0
Net product sales	9.9	3.9
Contract research and other revenue	1.8	1.5
Total revenue	$103.5	$75.0

Sanofi-aventis Collaboration Revenue

     The collaboration revenue we earn from sanofi-aventis, as detailed below, consists primarily of reimbursement for research and development expenses and recognition of revenue related to non-refundable up-front payments of $105.0 million related to the aflibercept collaboration and $85.0 million related to the antibody collaboration.

Sanofi-aventis Collaboration Revenue	Three months ended
(In millions)	March 31,
	2010	2009
Aflibercept:
Regeneron expense reimbursement	$4.9	$5.4
Recognition of deferred revenue related to up-front payments	2.5	2.5
Total aflibercept	7.4	7.9
Antibody:
Regeneron expense reimbursement	59.3	38.4
Recognition of deferred revenue related to up-front and other
payments	1.6	2.6
Recognition of revenue related to VelociGene® agreement	0.4	0.7
Total antibody	61.3	41.7
Total sanofi-aventis collaboration revenue	$68.7	$49.6

     Sanofi-aventis’ reimbursement of our aflibercept expenses decreased in the first quarter of 2010 compared to same period in 2009, primarily due to lower costs related to internal research activities. As of March 31, 2010, $40.0 million of the original $105.0 million of up-front payments related to aflibercept was deferred and will be recognized as revenue in future periods.

     In the first quarter of 2010, sanofi-aventis’ reimbursement of our antibody expenses consisted of $26.7 million under the discovery agreement and $32.6 million of development costs under the license agreement, compared to $22.7 million and $15.7 million, respectively, in the first quarter of 2009. The higher reimbursement amounts in the first quarter of 2010 compared to the same period in 2009 were due to an increase in our research activities conducted under the discovery agreement and increases in our development activities for antibody candidates under the license agreement.

     Recognition of deferred revenues related primarily to sanofi-aventis’ $85.0 million up-front payments decreased during the first quarter of 2010 compared to the same period in 2009 due to the November 2009 amendments to expand and extend the companies’ antibody collaboration. In connection with the November 2009 amendment of the discovery agreement, sanofi-aventis is funding up to $30 million of agreed-upon costs incurred by us to expand our manufacturing capacity at our Rensselaer, New York facilities, of which $5.1 million was received or receivable from sanofi-aventis as of March 31, 2010. Payments for such funding from sanofi-aventis are deferred and recognized as collaboration revenue prospectively over the related performance period in conjunction with the original $85.0 million up-front payment. As of March 31, 2010, $67.2 million of the original up-front payment and subsequent payments to fund expansion of our Rensselaer facilities was deferred and will be recognized as revenue in future periods.

     In August 2008, we entered into a separate VelociGene® agreement with sanofi-aventis. For the three months ended March 31, 2010 and 2009, we recognized $0.4 million and $0.7 million, respectively, in revenue related to this agreement.

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

Bayer HealthCare Collaboration Revenue	Three months ended
(In millions)	March 31,
	2010	2009
Cost-sharing of Regeneron VEGF Trap-Eye development expenses	$ 10.6	$7.5
Recognition of deferred revenue related to up-front and milestone
payments	2.5	2.5
Total Bayer HealthCare collaboration revenue	$ 13.1	$10.0

     In periods when we recognize VEGF Trap-Eye development expenses that we incur under our collaboration with Bayer HealthCare, we also recognize, as contract research and development revenue, the portion of those VEGF Trap-Eye development expenses that is reimbursable by Bayer HealthCare. Cost-sharing of our VEGF Trap-Eye development expenses with Bayer HealthCare increased in the first quarter of 2010, compared to the same period in 2009, due to higher clinical development costs in connection with our VIEW 1 trial in wet AMD, Phase 2 trial in DME, and Phase 3 trial in CRVO. In 2010 and 2009, development expenses incurred by Regeneron and Bayer HealthCare under the VEGF Trap-Eye global development plan were shared equally. As of March 31, 2010, $54.4 million of the $75.0 million up-front licensing and $20.0 million milestone payments was deferred and will be recognized as revenue in future periods.

Technology Licensing Revenue

     In connection with our VelocImmune® license agreements with AstraZeneca and Astellas, each of the $20.0 million annual, non-refundable payments are deferred upon receipt and recognized as revenue ratably over approximately the ensuing year of each agreement. In the first quarter of both 2010 and 2009, we recognized $10.0 million of technology licensing revenue related to these agreements.

Net Product Sales

     In February 2008, we received marketing approval from the FDA for ARCALYST® (rilonacept) for the treatment of CAPS. We had limited historical return experience for ARCALYST® (rilonacept) beginning with initial sales in 2008 through the end of 2009; therefore, ARCALYST® (rilonacept) net product sales were deferred until the right of return no longer existed and rebates could be reasonably estimated. Effective in the first quarter of 2010, we determined that we had accumulated sufficient historical data to reasonably estimate both product returns and rebates of ARCALYST® (rilonacept). As a result, for the three months ended March 31, 2010, we recognized as revenue $9.9 million of ARCALYST® (rilonacept) net product sales, which included $5.1 million of ARCALYST® (rilonacept) net product sales made during the quarter and $4.8 million of previously deferred net product sales. For the three months ended March 31, 2009, we recognized as revenue $3.9 million of ARCALYST® (rilonacept) net product sales. There was no deferred ARCALYST® (rilonacept) net product sales revenue at March 31, 2010. At March 31, 2009, deferred ARCALYST® (rilonacept) net product sales revenue was $4.2 million.

Contract Research and Other Revenue

     Contract research and other revenue for the three months ended March 31, 2010 and 2009 included $1.1 million and $1.5 million, respectively, recognized in connection with our five-year grant from the NIH, which we were awarded in September 2006 as part of the NIH’s Knockout Mouse Project.

Expenses

     Total operating expenses increased to $132.2 million in the first quarter of 2010 from $92.1 million in the first quarter of 2009. Our average headcount increased to 1,087 in the first quarter of 2010 from 938 in the same period of 2009 principally as a result of our expanding research and development activities, which are primarily attributable to our antibody collaboration with sanofi-aventis.

     Operating expenses in the first quarter of 2010 and 2009 include a total of $8.8 million and $7.7 million, respectively, of non-cash compensation expense related to employee stock option and restricted stock awards (Non-cash Compensation Expense), as detailed below:

	For the three months ended March 31, 2010
	Expenses before
	inclusion of Non-cash	Non-cash
Expenses	Compensation	Compensation	Expenses as
(In millions)	Expense	Expense	Reported
Research and development	$112.5	$5.0	$117.5
Selling, general, and administrative	10.2	3.8	14.0
Cost of goods sold	0.7		0.7
Total operating expenses	$123.4	$8.8	$132.2

	For the three months ended March 31, 2009
	Expenses before
	inclusion of Non-cash	Non-cash
Expenses	Compensation	Compensation	Expenses as
(In millions)	Expense	Expense	Reported
Research and development	$75.6	$4.7	$80.3
Selling, general, and administrative	8.4	3.0	11.4
Cost of goods sold	0.4		0.4
Total operating expenses	$84.4	$7.7	$92.1

Research and Development Expenses

     Research and development expenses increased to $117.5 million in the first quarter of 2010 from $80.3 million in the same period of 2009. The following table summarizes the major categories of our research and development expenses for the three months ended March 31, 2010 and 2009:

	For the three months ended
Research and Development Expenses	March 31,
(In millions)	2010	2009	Increase
Payroll and benefits (1)	$27.7	$22.9	$4.8
Clinical trial expenses	32.2	19.3	12.9
Clinical manufacturing costs (2)	20.0	14.1	5.9
Research and other development costs	12.8	8.4	4.4
Occupancy and other operating costs	12.0	8.6	3.4
Cost-sharing of Bayer HealthCare VEGF Trap-
Eye development expenses (3)	12.8	7.0	5.8
Total research and development	$117.5	$80.3	$37.2

(1)	Includes $4.3 million and $4.0 million of Non-cash Compensation Expense for the three months ended March 31, 2010 and 2009, respectively.
(2)	Represents the full cost of manufacturing drug for use in research, preclinical development, and clinical trials, including related payroll and benefits, Non-cash Compensation Expense, manufacturing materials and supplies, depreciation, and occupancy costs of our Rensselaer manufacturing facility. Includes $0.7 million of Non-cash Compensation Expense for both the three months ended March 31, 2010 and 2009.
(3)	Under our collaboration with Bayer HealthCare, in periods when Bayer HealthCare incurs VEGF Trap-Eye development expenses, we also recognize, as additional research and development expense, the portion of Bayer HealthCare’s VEGF Trap-Eye development expenses that we are obligated to reimburse. Bayer HealthCare provides us with estimated VEGF Trap-Eye development expenses for the most recent fiscal quarter. Bayer HealthCare’s estimate is reconciled to its actual expenses for such quarter in the subsequent fiscal quarter and our portion of its VEGF Trap-Eye development expenses that we are obligated to reimburse is adjusted accordingly.

      Payroll and benefits increased principally due to the increase in employee headcount, as described above. Clinical trial expenses increased due primarily to higher costs related to our clinical development programs for (i) VEGF Trap-Eye, including our VIEW 1 trial in wet AMD, DA VINCI trial in DME, and COPERNICUS trial in CRVO, (ii) rilonacept, related to our Phase 3 clinical development program in gout, and (iii) monoclonal antibody candidates, which are in earlier stage clinical development. Clinical manufacturing costs increased due to higher costs related to manufacturing clinical supplies of monoclonal antibodies and rilonacept. Research and other development costs increased primarily due to higher costs associated with VEGF Trap-Eye and our antibody programs. Occupancy and other operating costs increased principally in connection with our higher headcount, expanded research and development activities, and new and expanded leased laboratory and office facilities in Tarrytown, New York. Cost-sharing of Bayer HealthCare’s VEGF Trap-Eye development expenses increased primarily due to higher costs in connection with the VIEW 2 trial in wet AMD and the GALILEO trial in CRVO, both of which are being conducted by Bayer HealthCare.

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

	For the three months
Project Costs	ended March 31,		Increase
(In millions)	2010	2009	(Decrease)
Rilonacept	$20.1	$17.9	$2.2
VEGF Trap-Eye	33.6	20.8	12.8
Aflibercept	3.9	4.2	(0.3)
REGN88	4.9	9.0	(4.1)
Other antibody candidates in clinical development	24.1	4.9	19.2
Other research programs & unallocated costs	30.9	23.5	7.4
Total research and development expenses	$117.5	$80.3	37.2

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

     For these reasons and due to the variability in the costs necessary to develop a product and the uncertainties related to future indications to be studied, the estimated cost and scope of the projects, and our ultimate ability to obtain governmental approval for commercialization, accurate and meaningful estimates of the total cost to bring our product candidates to market are not available. Similarly, we are currently unable to reasonably estimate if our product candidates in clinical development will generate material product revenues and net cash inflows. In 2008, we received FDA approval for ARCALYST® (rilonacept) for the treatment of CAPS, a group of rare, inherited auto-inflammatory diseases that affect a very small group of people. We currently do not expect to generate material product revenues and net cash inflows from the sale of ARCALYST® (rilonacept) for the treatment of CAPS.

Selling, General, and Administrative Expenses

     Selling, general, and administrative expenses increased to $14.0 million in the first quarter of 2010 from $11.4 million in the same period of 2009. In the first quarter of 2010, we incurred (i) higher compensation expense due primarily to higher Non-cash Compensation Expense and increases in headcount, (ii) higher recruitment costs, and (iii) higher facility-related costs due primarily to our new and expanded leased facilities in Tarrytown, New York and higher headcount.

Cost of Goods Sold

      Cost of goods sold related to ARCALYST® (rilonacept) sales, which consisted primarily of royalties and other period costs, totaled $0.7 million and $0.4 million for the quarters ended March 31, 2010 and 2009, respectively. To date, ARCALYST® (rilonacept) shipments to our customers have consisted of supplies of inventory manufactured and expensed prior to FDA approval of ARCALYST® (rilonacept) in February 2008; therefore, the costs of these supplies were not included in costs of goods sold.

Other Income and Expense

     Investment income decreased to $0.4 million in the first quarter of 2010 from $1.8 million in the comparable quarter of 2009, primarily due to lower yields on, and lower balances of, cash and marketable securities and a $0.1 million other-than-temporary impairment charge. Interest expense of $2.1 million in the first quarter of 2010 was attributable to the imputed interest portion of payments to our landlord to lease newly constructed laboratory and office facilities in Tarrytown, New York. These payments commenced in the third quarter of 2009.

Income Tax Expense

     In accordance with authoritative guidance issued by the Financial Accounting Standards Board (FASB), changes in our unrealized gain on marketable securities, which is included in Accumulated Other Comprehensive Income in the Stockholders’ Equity section of our condensed balance sheet, are recognized net of their tax effect. In the first quarter of 2010, we recognized an income tax benefit of $0.2 million in Accumulated Other Comprehensive Income in connection with a decrease in our unrealized gain on marketable securities for the three months ended March 31, 2010. As a result, we recognized $0.2 million of income tax expense in our condensed statement of operations.

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

     As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, we revised our previously issued financial statements to capitalize the landlord’s costs of constructing the new Tarrytown facilities which we are leasing and to adjust our previously recognized rent expense in connection with these facilities, as described above. These revisions primarily resulted in an increase to property, plant, and equipment and a corresponding increase in facility lease obligation (a long-term liability). We also revised our statements of operations and statements of cash flows to reflect rent expense in connection with only the land element of its lease, with a corresponding adjustment to other long-term liabilities. In addition, our statement of cash flows for the quarter ended March 31, 2009 was revised to reclassify, from an operating activity to a financing activity, a $5.2 million reimbursement received from our landlord for tenant improvement costs that we incurred. Under FASB authoritative guidance, such payments that we receive from our landlord are deemed to be a financing obligation.

     The above described revisions consisted entirely of non-cash adjustments. They had no impact on our business operations, existing capital resources, or our ability to fund our operating needs. The revisions also had no impact on our previously reported net increases or decreases in cash and cash equivalents. In addition, these revisions had no impact on our previously reported current assets, current liabilities, and operating revenues. We did not amend previously issued financial statements because, after considering both qualitative and quantitative factors, we determined that the judgment of a reasonable person relying on our previously issued financial statements would not have been changed or influenced by these revisions.

     For comparative purposes, the impact of the above described revisions to the statement of operations, statement of stockholders’ equity, and statement of cash flows for the three months ended March 31, 2009 is as follows:

Statement of Operations Impact for the three months ended March 31, 2009
(In millions, except per share data)

	As Originally
	Reported	As Revised
Research and development expenses	$82.1	$80.3
Selling, general, and administrative	11.7	11.4
Total expenses	94.2	92.1
Net loss	(17.5)	(15.4)
Net loss per share, basic and diluted	$(0.22)	$(0.19)

Statement of Stockholders’ Equity Impact for the three months ended March 31, 2009
(In millions)

	As Originally
	Reported	As Revised
Accumulated deficit	$(893.4)	$(887.7)
Total stockholders’ equity	$410.3	$415.1

Statement of Cash Flows Impact for the three months ended March 31, 2009
(In millions)

	As Originally
	Reported	As Revised
Net cash used in operating activities	$(10.2)	$(15.4)
Net cash used in investing activities	(39.5)	(39.5)
Net cash provided by financing activities	1.0	6.2
Net decrease in cash and cash equivalents	$(48.7)	$(48.7)

Liquidity and Capital Resources

     Since our inception in 1988, we have financed our operations primarily through offerings of our equity securities, a private placement of convertible debt (which was repurchased or repaid in 2008), purchases of our equity securities by our collaborators, including sanofi-aventis, revenue earned under our past and present research and development agreements, including our agreements with sanofi-aventis and Bayer HealthCare, our past contract manufacturing agreements, our technology licensing agreements, ARCALYST® (rilonacept) product revenue, and investment income.

Three months ended March 31, 2010 and 2009

     At March 31, 2010, we had $413.5 million in cash, cash equivalents, restricted cash, and marketable securities compared with $390.0 million at December 31, 2009. In February 2010, we received $47.5 million from our landlord in connection with tenant improvement costs for the new laboratory and office facilities that we lease in Tarrytown, New York, and a $20.0 million annual technology licensing payment from AstraZeneca.

Cash Used in Operations:

     Net cash used in operations was $10.0 million in the first quarter of 2010 and $15.4 million in the first quarter of 2009. Our net losses of $30.5 million in the first quarter of 2010 and $15.4 million in the first quarter of 2009 included $8.8 million and $7.7 million, respectively, of Non-cash Compensation Expense, and $4.2 million and $2.7 million, respectively, of depreciation and amortization.

     At March 31, 2010, accounts receivable increased by $6.3 million, compared to end-of-year 2009, primarily due to a higher receivable balance related to our antibody collaboration with sanofi-aventis. At March 31, 2010, accounts payable, accrued expenses, and other liabilities increased by $12.3 million, compared to end-of-year 2009, primarily in connection with our expanded levels of activities and expenditures, including higher liabilities for clinical-related expenses and payroll and related costs.

     At March 31, 2009, accounts receivable increased by $13.0 million, compared to end-of-year 2008, primarily due to a higher receivable balance related to our antibody collaboration with sanofi-aventis. Also, prepaid expenses and other assets increased by $8.6 million at March 31, 2009, compared to end-of-year 2008, due primarily to higher prepaid clinical trial costs. At March 31, 2009, accounts payable, accrued expenses, and other liabilities increased by $8.0 million, compared to end-of-year 2008, primarily due to higher liabilities for clinical-related expenses and payroll and related costs, which were partially offset by a lower cost-sharing payment due to Bayer HealthCare in connection with the companies’ VEGF Trap-Eye collaboration.

Cash Used in Investing Activities:

     Net cash used in investing activities was $136.0 million in the first quarter of 2010 and $39.5 million in the first quarter of 2009. In the first quarter of 2010 and 2009, purchases of marketable securities exceeded sales or maturities by $113.2 million and 17.6 million, respectively. Capital expenditures in the first quarter of 2010 and 2009 included costs in connection with expanding our manufacturing capacity at our Rensselaer, New York facilities and tenant improvements and related costs in connection with our leased office and laboratory facilities in Tarrytown, New York.

Cash Provided by Financing Activities:

     Net cash provided by financing activities was $56.2 million in the first quarter of 2010 and $6.2 million in the first quarter of 2009. In the first quarter of 2010 and 2009, we received $47.5 million and $5.2 million, respectively, from our landlord in connection with tenant improvement costs for our new Tarrytown facilities, which we recognized as additional facility lease obligations since we are deemed to own these facilities in accordance with FASB authoritative guidance. In addition, proceeds from issuances of Common Stock in connection with exercises of employee stock options were $9.2 million in the first quarter of 2010 and $1.0 million in the first quarter of 2009.

Fair Value of Marketable Securities:

     At March 31, 2010 and December 31, 2009, we held marketable securities whose aggregate fair value totaled $294.6 million and $181.3 million, respectively. The composition of our portfolio of marketable securities on these dates was as follows:

	March 31, 2010		December 31, 2009
Investment type	Fair Value	Percent	Fair Value	Percent
U.S. Treasury securities	$59.2	20%	$80.4	44%
U.S. government agency securities	150.0	51%	29.6	16%
U.S. government-guaranteed corporate bonds	64.3	22%	48.7	27%
U.S. government guaranteed collateralized mortgage
obligations	3.3	1%	3.7	2%
Corporate bonds	8.2	3%	10.3	6%
Mortgage-backed securities	2.6	1%	3.2	2%
Equity security	4.8	1%	5.4	3%
Other	2.2	1%
Total marketable securities	$294.6	100%	$181.3	100%

     In addition, at March 31, 2010 and December 31, 2009, we had $118.9 million and $208.7 million, respectively, of cash, cash equivalents, and restricted cash, primarily held in money market funds that invest in U.S. government securities.

     During 2009 and 2010 to date, as marketable securities in our portfolio matured or paid down, we purchased higher quality securities such as U.S. Treasury securities, U.S. government agency obligations and U.S. government-guaranteed debt. This shift in our investment portfolio, which we initiated in 2008, has reduced the risk profile, as well as the overall yield, of our portfolio.

Capital Expenditures:

     Our cash expenditures for property, plant, and equipment totaled $22.7 million and $21.9 million for the first three months of 2010 and 2009, respectively. We expect to incur capital expenditures of approximately $60 to $90 million during the remainder of 2010 and approximately $40 to $60 million in 2011, primarily in connection with expanding our Rensselaer, New York manufacturing facilities and tenant improvements at our leased Tarrytown facilities. As described above, in February 2010, we received $47.5 million from our landlord in connection with tenant improvement costs in Tarrytown. We also expect to be reimbursed for a portion of the capital expenditures for our Rensselaer facilities by sanofi-aventis, with the remaining amount to be funded by our existing capital resources.

Funding Requirements:

     We expect to continue to incur substantial funding requirements primarily for research and development activities (including preclinical and clinical testing). Before taking into account reimbursements from our collaborators, and exclusive of anticipated funding for capital expenditures as described above, we currently anticipate that approximately 65-75% of our expenditures for 2010 will be directed toward the clinical development of product candidates, including rilonacept, aflibercept, VEGF Trap-Eye, and clinical stage monoclonal antibodies; approximately 15-25% of our expenditures for 2010 will be applied to our basic research and preclinical activities; and the remainder of our expenditures for 2010 will be used for the continued development of our novel technology platforms and general corporate purposes. While we expect that funding requirements for our research and development activities will continue to increase in 2010, we also expect that a greater proportion of our research and development expenditures will be reimbursed by our collaborators, especially in connection with our amended and expanded antibody collaboration with sanofi-aventis.

     The amount we need to fund operations will depend on various factors, including the status of competitive products, the success of our research and development programs, the potential future need to expand our professional and support staff and facilities, the status of patents and other intellectual property rights, the delay or failure of a clinical trial of any of our potential drug candidates, and the continuation, extent, and success of our collaborations with sanofi-aventis and Bayer HealthCare. Clinical trial costs are dependent, among other things, on the size and duration of trials, fees charged for services provided by clinical trial investigators and other third parties, the costs for manufacturing the product candidate for use in the trials, and for supplies, laboratory tests, and other expenses. The amount of funding that will be required for our clinical programs depends upon the results of our research and preclinical programs and early-stage clinical trials, regulatory requirements, the duration and results of clinical trials underway and of additional clinical trials that we decide to initiate, and the various factors that affect the cost of each trial as described above. Currently, we are required to remit royalties on product sales of ARCALYST® (rilonacept) for the treatment of CAPS. In the future, if we are able to successfully develop, market, and sell ARCALYST® (rilonacept) for other indications or certain of our product candidates, we may be required to pay royalties or otherwise share the profits generated on such sales in connection with our collaboration and licensing agreements.

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

     Other than a $1.6 million letter of credit issued to our landlord in connection with our lease for facilities in Tarrytown, New York, we have no off-balance sheet arrangements. In addition, we do not guarantee the obligations of any other entity. As of March 31, 2010, we had no established banking arrangements through which we could obtain short-term financing or a line of credit. In the event we need additional financing for the operation of our business, we will consider collaborative arrangements and additional public or private financing, including additional equity financing. Factors influencing the availability of additional financing include our progress in product development, investor perception of our prospects, and the general condition of the financial markets. We may not be able to secure the necessary funding through new collaborative arrangements or additional public or private offerings. If we cannot raise adequate funds to satisfy our capital requirements, we may have to delay, scale-back, or eliminate certain of our research and development activities or future operations. This could materially harm our business.

Future Impact of Recently Issued Accounting Standards

     In March 2009, the FASB amended its authoritative guidance on the milestone method of revenue recognition. The milestone method of revenue recognition has now been codified as an acceptable revenue recognition model when a milestone is deemed to be substantive. This guidance may be applied retrospectively to all arrangements or prospectively for milestones achieved after the adoption of the guidance. We are required to adopt this amended guidance for the fiscal year beginning January 1, 2011, although earlier adoption is permitted. Management does not anticipate that the adoption of this guidance will have a material impact on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk:

     Our earnings and cash flows are subject to fluctuations due to changes in interest rates principally in connection with our investment of excess cash in direct obligations of the U.S. government and its agencies, other debt securities guaranteed by the U.S. government, and money market funds that invest in U.S. government securities and, to a lesser extent, investment grade debt securities issued by corporations, bank deposits, and asset-backed securities. We do not believe we are materially exposed to changes in interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We estimate that a one percent unfavorable change in interest rates would have resulted in approximately a $1.6 million decrease in the fair value of our investment portfolio at both March 31, 2010 and 2009.

Credit Quality Risk:

     We have an investment policy that includes guidelines on acceptable investment securities, minimum credit quality, maturity parameters, and concentration and diversification. Nonetheless, deterioration of the credit quality of an investment security subsequent to purchase may subject us to the risk of not being able to recover the full principal value of the security. We have recognized other-than-temporary impairment charges related to certain marketable securities of $2.5 million, $0.1 million, and $0.1 million in 2008, 2009, and the first three months of 2010, respectively.

     The current economic environment and the deterioration in the credit quality of issuers of securities that we hold increase the risk of potential declines in the current market value of marketable securities in our investment portfolio. Such declines could result in charges against income in future periods for other-than-temporary impairments and the amounts could be material.

ITEM 4. CONTROLS AND PROCEDURES

     Our management, with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on this evaluation, our chief executive officer and chief financial officer each concluded that, as of the end of such period, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported on a timely basis, and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

     There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

     From inception on January 8, 1988 through March 31, 2010, we had a cumulative loss of $971.6 million. If we continue to incur operating losses and fail to become a profitable company, we may be unable to continue our operations. In the absence of substantial revenue from the sale of products or other sources, the amount, timing, nature or source of which cannot be predicted, our losses will continue as we conduct our research and development activities.

We may need additional funding in the future, which may not be available to us, and which may force us to delay, reduce or eliminate our product development programs or commercialization efforts.

     We will need to expend substantial resources for research and development, including costs associated with clinical testing of our product candidates. We believe our existing capital resources, including funding we are entitled to receive under our collaboration agreements, will enable us to meet operating needs through at least 2012; however, one or more of our collaboration agreements may terminate, our projected revenue may decrease, or our expenses may increase and that would lead to our capital being consumed significantly before such time. Our expenses may increase for many reasons, including for expenses in connection with the commercial launch of our products, for expenses related to new clinical trials testing rilonacept or VEGF Trap-Eye, or for the potential requirement for us to fund 20% of Phase 3 clinical trial costs for any of our antibody product candidates pursuant to the terms of our collaboration with sanofi-aventis.

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

     As of March 31, 2010, cash, cash equivalents, restricted cash, and marketable securities totaled $413.5 million and represented 53% of our total assets. We have invested our excess cash primarily in direct obligations of the U.S. government and its agencies, other debt securities guaranteed by the U.S. government, and money market funds that invest in U.S. government securities and, to a lesser extent, investment grade debt securities issued by corporations, bank deposits, and asset-backed securities. We consider assets classified as marketable securities to be “available-for-sale,” as defined by FASB authoritative guidance. Marketable securities totaled $294.6 million at March 31, 2010, are carried at fair value, and the unrealized gains and losses are included in other accumulated comprehensive income (loss) as a separate component of stockholders’ equity. If the decline in the value of a security in our investment portfolio is deemed to be other-than-temporary, we write down the security to its current fair value and recognize a loss which may be fully charged against income. For example, we recognized other-than-temporary impairment charges related to certain marketable securities of $2.5 million, $0.1 million, and $0.1 million in 2008, 2009, and the first three months of 2010, respectively. The current economic environment, the deterioration in the credit quality of some of the issuers of securities that we hold, and the recent volatility of securities markets increase the risk that we may not recover the principal we invested and/or there may be further declines in the market value of securities in our investment portfolio. As a result, we may incur additional charges against income in future periods for other-than-temporary impairments or realized losses upon a security’s sale or maturity, and such amounts may be material.

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

     We are testing aflibercept, VEGF Trap-Eye, and rilonacept in a number of late-stage clinical trials. Clinical trials may not demonstrate statistically sufficient effectiveness and safety to obtain the requisite regulatory approvals for these product candidates. In a number of instances, we have terminated the development of product candidates due to a lack of or only modest effectiveness.

     Aflibercept is in Phase 3 clinical trials in combination with standard chemotherapy regimens for the treatment of 2nd line metastatic colorectal cancer, 1st line androgen independent prostate cancer, and 2nd line metastatic non-small cell lung cancer. Aflibercept may not demonstrate the required safety or efficacy to support an application for approval in any of these indications. We do not have proof of concept data from early-stage, double-blind, controlled clinical trials that aflibercept will be safe or effective in any of these cancer settings. In March 2010, Genentech announced that a Phase 3 trial of its VEGF antagonist, Avastin® (bevacizumab), in combination with chemotherapy in men with prostate cancer, did not meet its primary endpoint. This trial had a very similar design to our ongoing Phase 3 trial of aflibercept in prostate cancer.

     We are testing VEGF Trap-Eye in Phase 3 trials for the treatment of wet AMD and the treatment of CRVO. Although we reported positive Phase 2 trial results with VEGF Trap-Eye in wet AMD, based on a limited number of patients, the results from the larger Phase 3 trials may not demonstrate that VEGF Trap-Eye is safe and effective or compares favorably to Lucentis (Genentech). A number of other potential new drugs and biologics which showed promising results in initial clinical trials subsequently failed to establish sufficient safety and efficacy data to obtain necessary regulatory approvals. VEGF Trap-Eye has not been previously studied in CRVO.

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

     During the conduct of clinical trials, patients report changes in their health, including illnesses, injuries, and discomforts, to their study doctor. Often, it is not possible to determine whether or not the drug candidate being studied caused these conditions. Various illnesses, injuries, and discomforts have been reported from time-to-time during clinical trials of our product candidates. It is possible that as we test our drug candidates in larger, longer, and more extensive clinical programs, illnesses, injuries, and discomforts that were observed in earlier trials, as well as conditions that did not occur or went undetected in smaller previous trials, will be reported by patients. Many times, side effects are only detectable after investigational drugs are tested in large scale, Phase 3 clinical trials or, in some cases, after they are made available to patients after approval. If additional clinical experience indicates that any of our product candidates has many side effects or causes serious or life-threatening side effects, the development of the product candidate may fail or be delayed, which would severely harm our business.

     Aflibercept (VEGF Trap) is being studied for the potential treatment of certain types of cancer and our VEGF Trap-Eye candidate is being studied in diseases of the eye. There are many potential safety concerns associated with significant blockade of vascular endothelial growth factor, or VEGF, that may limit our ability to successfully develop aflibercept and VEGF Trap-Eye. These serious and potentially life-threatening risks, based on clinical and preclinical experience of VEGF inhibitors, include bleeding, intestinal perforation, hypertension, proteinuria, congestive heart failure, heart attack, and stroke. In addition, patients given infusions of any protein, including VEGF Trap delivered through intravenous administration, may develop severe hypersensitivity reactions or infusion reactions. Other VEGF blockers have reported side effects that became evident only after large scale trials or after marketing approval when large number of patients were treated. These and other complications or side effects could harm the development of aflibercept for the treatment of cancer or VEGF Trap-Eye for the treatment of diseases of the eye.

     We have tested ARCALYST® (rilonacept) in only a small number of patients. As more patients begin to use our product and as we test it in new disease settings, new risks and side effects associated with ARCALYST® (rilonacept) may be discovered, and risks previously viewed as inconsequential could be determined to be significant. Like cytokine antagonists such as Kineret® (anakinra), marketed by Biovitrum, Enbrel® (etanercept), marketed by Amgen Inc. and Wyeth Pharmaceuticals, Inc., and Remicade® (infliximab) marketed by Centocor Ortho Biotech, Inc., ARCALYST® (rilonacept) affects the immune defense system of the body by blocking some of its functions. Therefore, ARCALYST® (rilonacept) may interfere with the body’s ability to fight infections. Treatment with Kineret (Biovitrum), a medication that works through the inhibition of IL-1, has been associated with an increased risk of serious infections, and serious, life threatening infections have been reported in patients taking ARCALYST® (rilonacept). These or other complications or side effects could cause regulatory authorities to revoke approvals of ARCALYST® (rilonacept). Alternatively, we may be required to conduct additional clinical trials, make changes in the labeling of our product, or limit or abandon our efforts to develop ARCALYST® (rilonacept) in new disease settings. Any such side effects may also result in a reduction, or even the elimination, of sales of ARCALYST® (rilonacept) in approved indications.

ARCALYST® (rilonacept) and our product candidates in development are recombinant proteins that could cause an immune response, resulting in the creation of harmful or neutralizing antibodies against the therapeutic protein.

     In addition to the safety, efficacy, manufacturing, and regulatory hurdles faced by our product candidates, the administration of recombinant proteins frequently causes an immune response, resulting in the creation of antibodies against the therapeutic protein. The antibodies can have no effect or can totally neutralize the effectiveness of the protein, or require that higher doses be used to obtain a therapeutic effect. In some cases, the antibody can cross react with the patient’s own proteins, resulting in an “auto-immune” type disease. Whether antibodies will be created can often not be predicted from preclinical or clinical experiments, and their detection or appearance is often delayed, so that there can be no assurance that neutralizing antibodies will not be detected at a later date, in some cases even after pivotal clinical trials have been completed. Antibodies directed against the receptor domains of rilonacept were detected in patients with CAPS after treatment with ARCALYST® (rilonacept). Nineteen of 55 subjects (35%) who received ARCALYST® (rilonacept) for at least 6 weeks tested positive for treatment-emerging binding antibodies on at least one occasion. To date, no side effects related to antibodies were observed in these subjects and there were no observed effects on drug efficacy or drug levels. It is possible that as we continue to test aflibercept and VEGF Trap-Eye with more sensitive assays in different patient populations and larger clinical trials, we will find that subjects given aflibercept and VEGF Trap-Eye develop antibodies to these product candidates, and may also experience side effects related to the antibodies, which could adversely impact the development of such candidates.

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

     We are aware of patents and pending applications owned by Genentech that claim certain chimeric VEGF receptors. Although we do not believe that aflibercept or VEGF Trap-Eye infringes any valid claim in these patents or patent applications, Genentech could initiate a lawsuit for patent infringement and assert that its patents are valid and cover aflibercept or VEGF Trap-Eye or uses thereof. Genentech may be motivated to initiate such a lawsuit at some point in an effort to impair our ability to develop and sell aflibercept or VEGF Trap-Eye, which represent potential competitive threats to Genentech’s VEGF-binding products and product candidates. An adverse determination by a court in any such potential patent litigation would likely materially harm our business by requiring us to seek a license, which may not be available, or resulting in our inability to manufacture, develop, and sell aflibercept or VEGF Trap-Eye or in a damage award.

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

     We cannot sell or market products without regulatory approval. If we do not obtain and maintain regulatory approval for our product candidates, including ARCALYST® (rilonacept) for the treatment of diseases other than CAPS, the value of our company and our results of operations will be harmed. In the United States, we must obtain and maintain approval from the United States Food and Drug Administration (FDA) for each drug we intend to sell. Obtaining FDA approval is typically a lengthy and expensive process, and approval is highly uncertain. Foreign governments also regulate drugs distributed in their country and approval in any country is likely to be a lengthy and expensive process, and approval is highly uncertain. Except for the FDA approval of ARCALYST® (rilonacept) and the Europeans Medicines Agency approval of rilonacept for the treatment of CAPS, none of our product candidates has ever received regulatory approval to be marketed and sold in the United States or any other country. We may never receive regulatory approval for any of our product candidates.

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

     In addition to the FDA and other regulatory agency regulations in the United States, we are subject to a variety of foreign regulatory requirements governing human clinical trials, manufacturing, marketing and approval of drugs, and commercial sale and distribution of drugs in foreign countries. The foreign regulatory approval process includes all of the risks associated with FDA approval as well as country specific regulations. Whether or not we obtain FDA approval for a product in the United States, we must obtain approval by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of ARCALYST® (rilonacept) or any of our product candidates in those countries.

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

     The testing, manufacturing, marketing, and sale of drugs for use in people expose us to product liability risk. Any informed consent or waivers obtained from people who sign up for our clinical trials may not protect us from liability or the cost of litigation. We may be subject to claims by CAPS patients who use ARCALYST® (rilonacept) that they have been injured by a side effect associated with the drug. Our product liability insurance may not cover all potential liabilities or may not completely cover any liability arising from any such litigation. Moreover, in the future we may not have access to liability insurance or be able to maintain our insurance on acceptable terms.

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

     Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to get a false claim paid. Pharmaceutical companies have been prosecuted under these laws for a variety of alleged promotional and marketing activities, such as allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product; reporting to pricing services inflated average wholesale prices that were then used by federal programs to set reimbursement rates; engaging in promotion for uses that the FDA has not approved, or off-label uses, that caused claims to be submitted to Medicaid for non-covered off-label uses, and submitting inflated best price information to the Medicaid Rebate program.

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

     In recent years, several states and localities, including California, the District of Columbia, Massachusetts, Maine, Minnesota, Nevada, New Mexico, Vermont, and West Virginia, have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs, and file periodic reports with the state or make periodic public disclosures on sales, marketing, pricing, clinical trials, and other activities. Similar requirements are being considered in other states and were included in health care reform legislation recently enacted by the federal government. Many of these requirements are new and uncertain, and the penalties for failure to comply with these requirements are unclear. Nonetheless, if we are found not to be in full compliance with these laws, we could face enforcement action and fines and other penalties, and could receive adverse publicity.

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

     As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on the Company’s internal control over financial reporting in their annual reports on Form 10-K that contains an assessment by management of the effectiveness of our internal control over financial reporting. In addition, the independent registered public accounting firm auditing our financial statements must attest to and report on the effectiveness of our internal control over financial reporting. Our independent registered public accounting firm provided us with an unqualified report as to the effectiveness of our internal control over financial reporting as of December 31, 2009, which report is included in our Annual Report on Form 10-K. However, we cannot assure you that management or our independent registered public accounting firm will be able to provide such an unqualified report as of future year-ends. In this event, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the market value of our Common Stock. In addition, if it is determined that deficiencies in the design or operation of internal controls exist and that they are reasonably likely to adversely affect our ability to record, process, summarize, and report financial information, we would likely incur additional costs to remediate these deficiencies and the costs of such remediation could be material.

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
     The enactment in the U.S. of health care reform, potential regulations easing the entry of competing follow-on biologics in the marketplace, new legislation or implementation of existing statutory provisions on importation of lower-cost competing drugs from other jurisdictions, and legislation on comparative effectiveness research are examples of previously enacted and possible future changes in laws that could adversely affect our business.

Risks Related to Our Reliance on Third Parties

If our antibody collaboration with sanofi-aventis is terminated, our business operations and our ability to discover, develop, manufacture, and commercialize our pipeline of product candidates in the time expected, or at all, would be materially harmed.

     We rely heavily on funding from sanofi-aventis to support our target discovery and antibody research and development programs. Sanofi-aventis has committed to pay up to $1.28 billion between 2010 and 2017 to fund our efforts to identify and validate drug discovery targets and pre-clinically develop fully human monoclonal antibodies against such targets. In addition, sanofi-aventis funds almost all of the development expenses incurred by both companies in connection with the clinical development of antibodies that sanofi-aventis elects to co-develop with us. We rely on sanofi-aventis to fund these activities. In addition, with respect to those antibodies that sanofi-aventis elects to co-develop with us, such as REGN88, REGN421, REGN475, REGN727, and REGN668 we rely on sanofi-aventis to lead much of the clinical development efforts and assist with obtaining regulatory approval, particularly outside the United States. We also rely on sanofi-aventis to lead the commercialization efforts to support all of the antibody products that are co-developed by sanofi-aventis and us. If sanofi-aventis does not elect to co-develop the antibodies that we discover or opts-out of their development, we would be required to fund and oversee on our own the clinical trials, any regulatory responsibilities, and the ensuing commercialization efforts to support our antibody products. If sanofi-aventis terminates the antibody collaboration or fails to comply with its payment obligations thereunder, our business, financial condition, and results of operations would be materially harmed. We would be required to either expend substantially more resources than we have anticipated to support our research and development efforts, which could require us to seek additional funding that might not be available on favorable terms or at all, or materially cut back on such activities. While we cannot assure you that any of the antibodies from this collaboration will ever be successfully developed and commercialized, if sanofi-aventis does not perform its obligations with respect to antibodies that it elects to co-develop, our ability to develop, manufacture, and commercialize these antibody product candidates will be significantly adversely affected.

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

     We rely on third party service providers to support the distribution of ARCALYST® (rilonacept) and many other related activities in connection with the commercialization of ARCALYST® (rilonacept) for the treatment of CAPS. We cannot be certain that these third parties will perform adequately. If these service providers do not perform their services adequately, our efforts to market and sell ARCALYST® (rilonacept) for the treatment of CAPS will not be successful.

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

     Certain raw materials necessary for manufacturing and formulation of ARCALYST® (rilonacept) and our product candidates are provided by single-source unaffiliated third-party suppliers. In addition, we rely on certain third parties to perform filling, finishing, distribution, and other services related to the manufacture of our products. We would be unable to obtain these raw materials or services for an indeterminate period of time if any of these third-parties were to cease or interrupt production or otherwise fail to supply these materials, products, or services to us for any reason, including due to regulatory requirements or action, adverse financial developments at or affecting the supplier, failure by the supplier to comply with GMPs, business interruptions, or labor shortages or disputes. This, in turn, could materially and adversely affect our ability to manufacture or supply ARCALYST® (rilonacept) or our product candidates for use in clinical trials, which could materially and adversely affect our business and future prospects.

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

     We are marketing and selling ARCALYST® (rilonacept) for the treatment of CAPS ourselves in the United States, primarily through third party service providers. We have no sales or distribution personnel in the United States and have only a small staff with commercial capabilities. We currently have no sales, marketing, commercial, or distribution capabilities outside the United States. If we are unable to obtain those capabilities, either by developing our own organizations or entering into agreements with service providers, even if our current or future product candidates receive marketing approval, we will not be able to successfully sell those products. In that event, we will not be able to generate significant revenue, even if our product candidates are approved. We cannot guarantee that we will be able to hire the qualified sales and marketing personnel we need or that we will be able to enter into marketing or distribution agreements with third-party providers on acceptable terms, if at all. Under the terms of our collaboration agreement with sanofi-aventis, we will rely on sanofi-aventis for sales, marketing, and distribution of aflibercept in cancer indications, should it be approved in the future by regulatory authorities for marketing. We will have to rely on a third party or devote significant resources to develop our own sales, marketing, and distribution capabilities for our other product candidates, including VEGF Trap-Eye in the United States, and we may be unsuccessful in developing our own sales, marketing, and distribution organization.

There may be too few patients with CAPS to profitably commercialize ARCALYST® (rilonacept) in this indication.

     Our only approved product is ARCALYST® (rilonacept) for the treatment of CAPS, a group of rare, inherited auto-inflammatory diseases. These rare diseases affect a very small group of people. The incidence of CAPS has been reported to be approximately 1 in 1,000,000 people in the United States. Although the incidence rate of CAPS in Europe has not been reported, it is known to be a rare set of diseases. In October 2009 we received European marketing authorization for rilonacept for CAPS. In 2009, Novartis received regulatory approval in the U.S. and Europe for its IL-1 antibody product for the treatment of CAPS. Given the very rare nature of the disease and the competition from Novartis’ IL-1 antibody product, we may be unable to profitably commercialize ARCALYST® (rilonacept) in this indication.

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

     The market for eye disease products is also very competitive. Novartis and Genentech are collaborating on the commercialization and further development of a VEGF antibody fragment, Lucentis, for the treatment of age-related macular degeneration (wet AMD), DME, and other eye indications. Lucentis (Genentech) was approved by the FDA in June 2006 for the treatment of wet AMD. Many other companies are working on the development of product candidates for the potential treatment of wet AMD and DME that act by blocking VEGF and VEGF receptors, and through the use of small interfering ribonucleic acids (siRNAs) that modulate gene expression. In addition, ophthalmologists are using off-label, with success for the treatment of wet AMD, a third-party repackaged version of Genentech’s approved VEGF antagonist, Avastin. The National Eye Institute and others are conducting long-term, controlled clinical trials comparing Lucentis (Genentech) to Avastin (Genentech) in the treatment of wet AMD. The marketing approval of Lucentis (Genentech) and the potential off-label use of Avastin (Genentech) make it more difficult for us to enroll patients in our clinical trials and successfully develop VEGF Trap-Eye. Even if VEGF Trap-Eye is ever approved for sale for the treatment of eye diseases, it may be difficult for our drug to compete against Lucentis (Genentech), because doctors and patients will have significant experience using this medicine. Moreover, the relatively low cost of therapy with Avastin (Genentech) in patients with wet AMD presents a further competitive challenge in this indication. While we believe that aflibercept would not be well tolerated if administered directly to the eye, if aflibercept is ever approved for the treatment of certain cancers, there is a risk that third parties will attempt to repackage aflibercept for use and sale for the treatment of wet AMD and other diseases of the eye, which would present a potential low-cost competitive threat to the VEGF Trap-Eye if it is ever approved for sale.

     The availability of highly effective FDA approved TNF-antagonists such as Enbrel (Amgen and Wyeth), Remicade (Centocor), Humira® (adalimumab), marketed by Abbott, and SimponiTM (golimumab), marketed by Centocor, and the IL-1 receptor antagonist Kineret (Biovitrum), and other marketed therapies makes it more difficult to successfully develop and commercialize rilonacept in other indications and this is one of the reasons we discontinued the development of rilonacept in adult rheumatoid arthritis. In addition, even if rilonacept is ever approved for sale in indications where TNF-antagonists are approved, it will be difficult for our drug to compete against these FDA approved TNF-antagonists because doctors and patients will have significant experience using these effective medicines. Moreover, in such indications these approved therapeutics may offer competitive advantages over rilonacept, such as requiring fewer injections.

     There are both small molecules and antibodies in development by other companies that are designed to block the synthesis of interleukin-1 or inhibit the signaling of interleukin-1. For example, Eli Lilly, Xoma Ltd., and Novartis are each developing antibodies to interleukin-1 and Amgen is developing an antibody to the interleukin-1 receptor. Novartis received marketing approval for its IL-1 antibody for the treatment of CAPS from the FDA in June 2009 and from the European Medicines Agency in October 2009. Novartis is also developing this IL-1 antibody in gout and other inflammatory diseases. Novartis’ IL-1 antibody and these other drug candidates could offer competitive advantages over ARCALYST® (rilonacept). For example, Novartis’ IL-1 antibody is dosed once every eight weeks compared to the once-weekly dosing regimen for ARCALYST® (rilonacept). The successful development and/or commercialization of these competing molecules could impair our ability to successfully commercialize ARCALYST® (rilonacept).

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

     Our product candidates, if commercialized, may be significantly more expensive than traditional drug treatments. For example, we have initiated a Phase 3 program studying the use of rilonacept for the treatment of certain gout indications. Patients suffering from these gout indications are currently treated with inexpensive therapies, including non-steroidal anti-inflammatory drugs. These existing treatment options are likely to be considerably less expensive and may be preferable to a biologic medication for some patients. Our future revenues and profitability will be adversely affected if United States and foreign governmental, private third-party insurers and payers, and other third-party payers, including Medicare and Medicaid, do not agree to defray or reimburse the cost of our products to the patients. If these entities refuse to provide coverage and reimbursement with respect to our products or provide an insufficient level of coverage and reimbursement, our products may be too costly for many patients to afford them, and physicians may not prescribe them. Many third-party payers cover only selected drugs, making drugs that are not preferred by such payers more expensive for patients, and require prior authorization or failure on another type of treatment before covering a particular drug. Payers may especially impose these obstacles to coverage on higher-priced drugs, as our product candidates are likely to be.

     We market and sell ARCALYST® (rilonacept) in the United States for the treatment of a group of rare genetic disorders called CAPS. We recently received European Union marketing authorization for rilonacept for the treatment of CAPS. There may be too few patients with CAPS to profitably commercialize ARCALYST® (rilonacept). Physicians may not prescribe ARCALYST® (rilonacept), and CAPS patients may not be able to afford ARCALYST® (rilonacept), if third party payers do not agree to reimburse the cost of ARCALYST® (rilonacept) therapy and this would adversely affect our ability to commercialize ARCALYST® (rilonacept) profitably.

     In addition to potential restrictions on coverage, the amount of reimbursement for our products may also reduce our profitability. Government and other third-party payers are challenging the prices charged for healthcare products and increasingly limiting, and attempting to limit, both coverage and level of reimbursement for prescription drugs. The U.S. Congress recently enacted legislation to reform the health care system. This legislation imposes cost containment measures that are likely to adversely affect the amount of reimbursement for our future products. Some states are also considering legislation that would control the prices of drugs, and state Medicaid programs are increasingly requesting manufacturers to pay supplemental rebates and requiring prior authorization by the state program for use of any drug for which supplemental rebates are not being paid. It is likely that federal and state legislatures and health agencies will continue to focus on additional health care reform in the future that will impose additional constraints on prices and reimbursements for our products.

     Since ARCALYST® (rilonacept) and our product candidates in clinical development will likely be too expensive for most patients to afford without health insurance coverage, if our products are unable to obtain adequate coverage and reimbursement by third-party payers our ability to successfully commercialize our product candidates may be adversely impacted. Any limitation on the use of our products or any decrease in the price of our products will have a material adverse effect on our ability to achieve profitability.

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

     A small number of our shareholders beneficially own a substantial amount of our Common Stock. As of April 14, 2010, our six largest shareholders plus Leonard Schleifer, M.D, Ph.D., our Chief Executive Officer, beneficially owned 51.1% of our outstanding shares of Common Stock, assuming, in the case of our Chief Executive Officer, the conversion of his Class A Stock into Common Stock and the exercise of all options held by him which are exercisable within 60 days of April 14, 2010. As of April 14, 2010, sanofi-aventis beneficially owned 14,799,552 shares of Common Stock, representing approximately 18.6% of the shares of Common Stock then outstanding. Under our investor agreement, as amended, with sanofi-aventis, sanofi-aventis may not sell these shares until December 20, 2017 except under limited circumstances and subject to earlier termination of these restrictions upon the occurrence of certain events. Notwithstanding these restrictions, if sanofi-aventis, or our other significant shareholders or we, sell substantial amounts of our Common Stock in the public market, or the perception that such sales may occur exists, the market price of our Common Stock could fall. Sales of Common Stock by our significant shareholders, including sanofi-aventis, also might make it more difficult for us to raise funds by selling equity or equity-related securities in the future at a time and price that we deem appropriate.

Our existing shareholders may be able to exert significant influence over matters requiring shareholder approval.

     Holders of Class A Stock, who are generally the shareholders who purchased their stock from us before our initial public offering, are entitled to ten votes per share, while holders of Common Stock are entitled to one vote per share. As of April 14, 2010, holders of Class A Stock held 21.5% of the combined voting power of all shares of Common Stock and Class A Stock then outstanding, including any voting power associated with any shares of Common Stock beneficially owned by such Class A Stock holders. These shareholders, if acting together, would be in a position to significantly influence the election of our directors and to effect or prevent certain corporate transactions that require majority or supermajority approval of the combined classes, including mergers and other business combinations. This may result in our taking corporate actions that other shareholders may not consider to be in their best interest and may affect the price of our Common Stock. As of April 14, 2010:
  our current executive officers and directors beneficially owned 13.7% of our outstanding shares of Common Stock, assuming conversion of their Class A Stock into Common Stock and the exercise of all options held by such persons which are exercisable within 60 days of April 14, 2010, and 28.1% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by such persons which are exercisable within 60 days of April 14, 2010; and
  our six largest shareholders plus Leonard S. Schleifer, M.D., Ph.D. our Chief Executive Officer, beneficially owned 51.1% of our outstanding shares of Common Stock, assuming, in the case of our Chief Executive Officer, the conversion of his Class A Stock into Common Stock and the exercise of all options held by him which are exercisable within 60 days of April 14, 2010. In addition, these seven shareholders held 56.3% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by our Chief Executive Officer which are exercisable within 60 days of April 14, 2010.
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

     Our amended and restated certificate of incorporation, our by-laws, and the New York Business Corporation Law contain various provisions that could have the effect of delaying or preventing a change in control of our company or our management that shareholders may consider favorable or beneficial. Some of these provisions could discourage proxy contests and make it more difficult for shareholders to elect directors and take other corporate actions. These provisions could also limit the price that investors might be willing to pay in the future for shares of our Common Stock. These provisions include:
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

     Until the later of the fifth anniversaries of the expiration or earlier termination of our antibody collaboration agreements with sanofi-aventis or our aflibercept collaboration with sanofi-aventis, sanofi-aventis will be bound by certain “standstill” provisions, as amended, which contractually prohibit sanofi-aventis from acquiring more than certain specified percentages of our Class A Stock and Common Stock (taken together) or otherwise seeking to obtain control of the Company.

     In addition, we have a Change in Control Severance Plan and our Chief Executive Officer has an employment agreement that provides severance benefits in the event our officers are terminated as a result of a change in control of the Company. Many of our stock options issued under our Amended and Restated 2000 Long-Term Incentive Plan may become fully vested in connection with a “change in control” of our company, as defined in the plan. These contractual provisions may also have the effect of deterring, delaying, or preventing an acquisition or other change in control.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit
Number	Description
10.1(a)	-	Fifth Amendment to Lease, by and between BMR-Landmark at Eastview LLC and the Registrant, entered into as of February 11, 2010.
31.1	-	Certification of CEO pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	-	Certification of CFO pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32	-	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.

Description:

(a)	Incorporated by reference from the Form 8-K for Regeneron Pharmaceuticals, Inc., filed February 16, 2010.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Regeneron Pharmaceuticals, Inc.

Date: April 29, 2010	By:	/s/ MURRAY A. GOLDBERG

Murray A. Goldberg
Senior Vice President, Finance & Administration,
Chief Financial Officer, Treasurer, and
Assistant Secretary
(Principal Financial Officer and
Duly Authorized Officer)