Form 10-K/A
period 2009-12-31
REGENERON PHARMACEUTICALS INC
filed 2010-06-02
CIK 872589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

___________________

FORM 10-K/A
(Amendment No. 1)
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

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐   No  ☑

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

DOCUMENTS INCORPORATED BY REFERENCE:

     Specified portions of the Registrant's definitive proxy statement filed in connection with solicitation of proxies for its 2010 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

TABLE OF CONTENTS

EXPLANATORY NOTE
PART IV
   Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
EX - 10.14
EX - 10.15
EX - 31.1
EX - 31.2

EXPLANATORY NOTE

     The sole purpose of this amendment is to amend Exhibits 10.14 and 10.15 (the “Exhibits”) to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, as originally filed with the SEC on February 18, 2010, to include certain portions of the Exhibits that had previously been omitted (or “redacted”) pursuant to a request for confidential treatment. This amendment provides revised redacted versions of the Exhibits. Accordingly, the Exhibits are hereby amended and restated in their entirety. Pursuant to Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, the registrant is including only Item 15 of Part IV below. The remainder of the information contained in the original Form 10-K for the year ended December 31, 2009 is not amended hereby. This amendment does not reflect events occurring after the filing of the original Form 10-K for the year ended December 31, 2009, or modify or update the disclosures therein in any way other than to reflect the new Exhibits which are filed herewith.

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

3. Exhibits

Exhibit Number	Description
3.1	(o)	-	Restated Certificate of Incorporation.
3.2	(a)	-	By-Laws, as amended.
10.1 +	(b)	-	1990 Amended and Restated Long-Term Incentive Plan.
10.2 +	(p)	-	Amended and Restated 2000 Long-Term Incentive Plan.
10.2.1 +	(c)	-	Form of option agreement and related notice of grant for use in connection with the grant of options to the Registrant’s non-employee directors and named executive officers.
10.2.2 +	(c)	-	Form of option agreement and related notice of grant for use in connection with the grant of options to the Registrant’s executive officers other than the named executive officers.
10.2.3 +	(d)	-	Form of restricted stock award agreement and related notice of grant for use in connection with the grant of restricted stock awards to the Registrant’s executive officers.
10.2.4 +	(d)	-	Form of option agreement and related notice of grant for use in connection with the grant of stock options to certain of the Registrant’s executive officers in connection with a January 2005 Option Exchange Program.
10.2.5 +	(t)	-	Form of option agreement and related notice of grant for use in connection with the grant of time based vesting stock options to the Registrant's non-employee directors and executive officers.
10.2.6 +	(t)	-	Form of option agreement and related notice of grant for use in connection with the grant of performance based vesting stock options to the Registrant's executive officers.
10.3 +	(s)	-	Amended and Restated Employment Agreement, dated as of November 14, 2008, between the Registrant and Leonard S. Schleifer, M.D., Ph.D.
10.4* +	(e)	-	Employment Agreement, dated as of December 31, 1998, between the Registrant and P. Roy Vagelos, M.D.
10.5 +	(s)	-	Regeneron Pharmaceuticals, Inc. Change in Control Severance Plan, amended and restated effective as of November 14, 2008.
10.6*	(f)	-	IL-1 License Agreement, dated June 26, 2002, by and among the Registrant, Immunex Corporation, and Amgen Inc.
10.7*	(u)	-	IL-1 Antibody Termination Agreement by and between Novartis Pharma AG, Novartis Pharmaceuticals Corporation and the Registrant, dated as of June 8, 2009.
10.8*	(u)	-	Trap-2 Termination Agreement by and between Novartis Pharma AG, Novartis Pharmaceuticals Corporation and the Registrant, dated as of June 8, 2009.

10.9*	(g)	-	Collaboration Agreement, dated as of September 5, 2003, by and between Aventis Pharmaceuticals Inc. and the Registrant.
10.9.1*	(e)	-	Amendment No. 1 to Collaboration Agreement, by and between Aventis Pharmaceuticals Inc. and the Registrant, effective as of December 31, 2004.
10.9.2	(h)	-	Amendment No. 2 to Collaboration Agreement, by and between Aventis Pharmaceuticals Inc. and the Registrant, effective as of January 7, 2005.
10.9.3*	(i)	-	Amendment No. 3 to Collaboration Agreement, by and between Aventis Pharmaceuticals Inc. and the Registrant, effective as of December 21, 2005.
10.9.4*	(i)	-	Amendment No. 4 to Collaboration Agreement, by and between sanofi-aventis U.S., LLC (successor in interest to Aventis Pharmaceuticals, Inc.) and the Registrant, effective as of January 31, 2006.
10.10*	(j)	-	License and Collaboration Agreement, dated as of October 18, 2006, by and between Bayer HealthCare LLC and the Registrant.
10.11*	(k)	-	Non Exclusive License and Material Transfer Agreement, dated as of February 5, 2007, by and between AstraZeneca UK Limited and the Registrant.
10.12	(l)	-	Lease, dated as of December 21, 2006, by and between BMR-Landmark at Eastview LLC and the Registrant.
10.12.1*	(n)	-	First Amendment to Lease, by and between BMR-Landmark at Eastview LLC and the Registrant, effective as of October 24, 2007.
10.12.2	(r)	-	Second Amendment to Lease, by and between BMR-Landmark at Eastview LLC and the Registrant, effective as of September 30, 2008.
10.12.3	(t)	-	Third Amendment to lease, by and between BMR-Landmark at Eastview LLC and the Registrant, entered into as of April 29, 2009.
10.12.4	(v)	-	Fourth Amendment to Lease, by and between BMR-Landmark at Eastview LLC and the Registrant, effective as of December 3, 2009.
10.12.5	(w)	-	Fifth Amendment to Lease, by and between BMR-Landmark at Eastview LLC and the Registrant, entered into as of February 11, 2010.
10.13*	(m)	-	Non Exclusive License and Material Transfer Agreement, dated as of March 30, 2007, by and between Astellas Pharma Inc. and the Registrant.
10.14*	##	-	Amended and Restated Discovery and Preclinical Development Agreement, dated as of November 10, 2009, by and between Aventis Pharmaceuticals Inc. and the Registrant.
10.15*	##	-	Amended and Restated License and Collaboration Agreement, dated as of November 10, 2009, by and among Aventis Pharmaceuticals Inc., sanofi-aventis Amerique Du Nord, and the Registrant.
10.16	(o)	-	Stock Purchase Agreement, dated as of November 28, 2007, by and among sanofi-aventis Amerique Du Nord, sanofi-aventis US LLC, and the Registrant.
10.17	(o)	-	Investor Agreement, dated as of December 20, 2007, by and among sanofi-aventis, sanofi-aventis US LLC, Aventis Pharmaceuticals Inc., sanofi-aventis Amerique du Nord, and the Registrant.
10.17.1	#	-	First Amendment to the December 20, 2007 Investor Agreement, dated as of November 10, 2009, by and among sanofi-aventis US LLC, Aventis Pharmaceuticals, Inc., sanofi-aventis Amerique du Nord, and the Registrant.
10.18*	(q)	-	Amended and Restated Non-Exclusive License Agreement, dated as of July 1, 2008 by and between Cellectis, S.A. and the Registrant.
23.1	#	-	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24.1	#	-	Power of Attorney (included on the signature page of Annual Report on Form 10-K.
31.1	##	-	Certification of CEO pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	##	-	Certification of CFO pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32	#	-	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.

Description:

(a)	Incorporated by reference from the Form 8-K for Regeneron Pharmaceuticals, Inc., filed November 13, 2007.

(b)	Incorporated by reference from the Company’s registration statement on Form S-1 (file number 33-39043).

(c)	Incorporated by reference from the Form 8-K for Regeneron Pharmaceuticals, Inc., filed December 16, 2005.

(d)	Incorporated by reference from the Form 8-K for Regeneron Pharmaceuticals, Inc., filed December 13, 2004.

(e)	Incorporated by reference from the Form 10-K for Regeneron Pharmaceuticals, Inc., for the year ended December 31, 2004, filed March 11, 2005.

(f)	Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc., for the quarter ended June 30, 2002, filed August 13, 2002.

(g)	Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc., for the quarter ended September 30, 2003, filed November 12, 2003.

(h)	Incorporated by reference from the Form 8-K for Regeneron Pharmaceuticals, Inc., filed January 11, 2005.

(i)	Incorporated by reference from the Form 10-K for Regeneron Pharmaceuticals, Inc., for the year ended December 31, 2005, filed February 28, 2006.

(j)	Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc., for the quarter ended September 30, 2006, filed November 6, 2006.

(k)	Incorporated by reference from the Form 10-K for Regeneron Pharmaceuticals, Inc., for the year ended December 31, 2006, filed March 12, 2007.

(l)	Incorporated by reference from the Form 8-K for Regeneron Pharmaceuticals, Inc., filed December 22, 2006.

(m)	Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc., for the quarter ended March 31, 2007, filed May 4, 2007.

(n)	Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc., for the quarter ended September 30, 2007, filed November 7, 2007.

(o)	Incorporated by reference from the Form 10-K for Regeneron Pharmaceuticals, Inc., for the year ended December 31, 2007, filed February 27, 2008.

(p)	Incorporated by reference from the Form 8-K for Regeneron Pharmaceuticals, Inc., filed June 17, 2008.

(q)	Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc., for the quarter ended June 30, 2008, filed August 1, 2008.

(r)	Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc., for the quarter ended September 30, 2008, filed November 5, 2008.

(s)	Incorporated by reference from the Form 10-K for Regeneron Pharmaceuticals, Inc., for the year ended December 31, 2008, filed February 26, 2009.

(t)	Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc., for the quarter ended March 31, 2009, filed April 30, 2009.

(u)	Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc., for the quarter ended June 30, 2009, filed August 4, 2009.

(v)	Incorporated by reference from the Form 8-K for Regeneron Pharmaceuticals, Inc., filed December 8, 2009.

(w)	Incorporated by reference from the Form 8-K for Regeneron Pharmaceuticals, Inc., filed February 16, 2010.
____________________

*	Portions of this document have been omitted and filed separately with the Commission pursuant to requests for confidential treatment pursuant to Rule 24b-2.

+	Indicates a management contract or compensatory plan or arrangement.

#	Previously filed.

##	Filed herewith.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGENERON PHARMACEUTICALS, INC.

		By:	/S/ LEONARD S. SCHLEIFER
Leonard S. Schleifer, M.D., Ph.D.
President and Chief Executive Officer
Dated:	Tarrytown, New York
June 2, 2010

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature		Title
/s/	LEONARD S. SCHLEIFER,	President, Chief Executive Officer, and
	Leonard S. Schleifer, M.D., Ph.D.	Director (Principal Executive Officer)

/s/	MURRAY A. GOLDBERG	Senior Vice President, Finance &
	Murray A. Goldberg	Administration, Chief Financial Officer,
Treasurer, and Assistant Secretary
(Principal Financial Officer)

/s/	DOUGLAS S. MCCORKLE	Vice President, Controller, and
	Douglas S. McCorkle	Assistant Treasurer
(Principal Accounting Officer)

	*	Executive Vice President, Chief Scientific
	George D. Yancopoulos, M.D., Ph.D	Officer, President, Regeneron Research
Laboratories, and Director

	*	Chairman of the Board
P. Roy Vagelos, M.D.

	*	Director
Charles A. Baker

	*	Director
Michael S. Brown, M.D.

	*	Director
Alfred G. Gilman, M.D., Ph.D.

	*	Director
Joseph L. Goldstein, M.D.

	*	Director
Arthur F. Ryan

	*	Director
Eric M. Shooter, Ph.D.

	*	Director
George L. Sing
____________________

* By:	/s/ Murray A. Goldberg
Murray A. Goldberg, as Attorney-in-Fact