Form 10-Q
period 2010-09-30
REGENERON PHARMACEUTICALS INC
filed 2010-10-28
CIK 872589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

	For the quarterly period ended	September 30, 2010

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
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

Large accelerated filer	X		Accelerated filer __
Non-accelerated filer		(Do not check if a smaller reporting company)	Smaller reporting company __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	No	X

Number of shares outstanding of each of the registrant’s classes of common stock as of October 15, 2010:

Class of Common Stock	Number of Shares
Class A Stock, $0.001 par value	2,181,831
Common Stock, $0.001 par value	80,111,128

REGENERON PHARMACEUTICALS, INC.
Table of Contents
September 30, 2010

		Page Numbers
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements

	Condensed balance sheets (unaudited) at September 30, 2010 and December 31, 2009	3

	Condensed statements of operations (unaudited) for the three and nine months ended September 30, 2010 and 2009	4

	Condensed statements of stockholders’ equity (unaudited) for the nine months ended September 30, 2010 and 2009	5

	Condensed statements of cash flows (unaudited) for the nine months ended September 30, 2010 and 2009	6

	Notes to condensed financial statements (unaudited)	7-13

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	14-38

Item 3	Quantitative and Qualitative Disclosures About Market Risk	38

Item 4	Controls and Procedures	38

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	38

Item 1A	Risk Factors	39-55

Item 6	Exhibits	55

SIGNATURE PAGE		56

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

REGENERON PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS AT SEPTEMBER 30, 2010 AND DECEMBER 31, 2009 (Unaudited)
(In thousands, except share data)

	September 30,	December 31,
ASSETS	2010	2009
Current assets
Cash and cash equivalents	$325,286	$207,075
Marketable securities	153,767	134,255
Accounts receivable from the sanofi-aventis Group	79,239	62,703
Accounts receivable - other	3,048	2,865
Prepaid expenses and other current assets	14,379	18,610
Total current assets	575,719	425,508

Restricted cash	3,400	1,600
Marketable securities	37,956	47,080
Property, plant, and equipment, at cost, net of accumulated
depreciation and amortization	318,498	259,676
Other assets	6,860	7,338
Total assets	$942,433	$741,202

LIABILITIES and STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$74,976	$49,031
Deferred revenue from sanofi-aventis, current portion	19,335	17,523
Deferred revenue - other, current portion	38,888	27,021
Facility lease obligations, current portion	634
Total current liabilities	133,833	93,575

Deferred revenue from sanofi-aventis	99,726	90,933
Deferred revenue - other	197,139	46,951
Facility lease obligations	158,382	109,022
Other long term liabilities	5,289	3,959
Total liabilities	594,369	344,440

Commitments and contingencies

Stockholders' equity
Preferred stock, $.01 par value; 30,000,000 shares authorized; issued and outstanding - none
Class A Stock, convertible, $.001 par value; 40,000,000 shares authorized;
shares issued and outstanding - 2,181,831 in 2010 and 2,244,698 in 2009	2	2
Common Stock, $.001 par value; 160,000,000 shares authorized;
shares issued and outstanding - 80,042,523 in 2010 and 78,860,862 in 2009	80	79
Additional paid-in capital	1,379,123	1,336,732
Accumulated deficit	(1,030,966)	(941,095)
Accumulated other comprehensive (loss) income	(175)	1,044
Total stockholders' equity	348,064	396,762
Total liabilities and stockholders' equity	$942,433	$741,202

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenues
Sanofi-aventis collaboration revenue	$75,583	$68,536	$229,195	$178,928
Other collaboration revenue	13,761	32,153	40,483	54,947
Technology licensing	10,037	10,000	30,112	30,000
Net product sales	4,936	4,973	19,985	13,364
Contract research and other	1,662	1,793	5,624	5,229
	105,979	117,455	325,399	282,468

Expenses
Research and development	122,043	105,434	364,040	279,972
Selling, general, and administrative	15,658	12,840	44,560	35,892
Cost of goods sold	372	472	1,494	1,299
	138,073	118,746	410,094	317,163

Loss from operations	(32,094)	(1,291)	(84,695)	(34,695)

Other income (expense)
Investment income	453	857	1,484	3,935
Interest expense	(2,234)	(581)	(6,660)	(581)
	(1,781)	276	(5,176)	3,354

Net loss	$(33,875)	$(1,015)	$(89,871)	$(31,341)

Net loss per share, basic and diluted	$(0.41)	$(0.01)	$(1.10)	$(0.39)

Weighted average shares outstanding, basic and diluted	81,638	79,866	81,433	79,663

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
For the nine months ended September 30, 2010 and 2009
(In thousands)

							Accumulated
					Additional		Other	Total
	Class A Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity	Loss
Balance, December 31, 2009	2,245	$2	78,861	$79	$1,336,732	$(941,095)	$1,044	$396,762
Issuance of Common Stock in connection with
exercise of stock options, net of shares tendered			993	1	13,193			13,194
Issuance of Common Stock in connection with
Company 401(k) Savings Plan contribution			111		2,867			2,867
Issuance of restricted Common Stock under
Long-Term Incentive Plan			15
Conversion of Class A Stock to Common Stock	(63)		63
Stock-based compensation expense					26,331			26,331
Net loss						(89,871)		(89,871)	$(89,871)
Change in net unrealized gain (loss) on
marketable securities							(1,219)	(1,219)	(1,219)

Balance, September 30, 2010	2,182	$2	80,043	$80	$1,379,123	$(1,030,966)	$(175)	$348,064	$(91,090)

Balance, December 31, 2008	2,249	$2	77,642	$78	$1,294,813	$(873,265)	$(114)	$421,514
Issuance of Common Stock in connection with
exercise of stock options, net of shares tendered			518		4,626			4,626
Issuance of Common Stock in connection with
Company 401(k) Savings Plan contribution			81		1,391			1,391
Conversion of Class A Stock to Common Stock	(2)		2
Stock-based compensation expense					22,602			22,602
Net loss						(31,341)		(31,341)	$(31,341)
Change in net unrealized gain (loss) on
marketable securities							3,651	3,651	3,651

Balance, September 30, 2009	2,247	$2	78,243	$78	$1,323,432	$(904,606)	$3,537	$422,443	$(27,690)

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine months ended September 30,
	2010	2009
Cash flows from operating activities
Net loss	$(89,871)	$(31,341)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities
Depreciation and amortization	13,601	9,312
Non-cash compensation expense	26,331	22,602
Net realized loss (gain) on marketable securities	242	(56)
Changes in assets and liabilities
Increase in accounts receivable	(16,719)	(32,554)
Decrease (increase) in prepaid expenses and other assets	3,446	(370)
Increase (decrease) in deferred revenue	172,660	(11,379)
Increase in accounts payable, accrued expenses,
and other liabilities	28,353	17,960
Total adjustments	227,914	5,515
Net cash provided by (used in) operating activities	138,043	(25,826)

Cash flows from investing activities
Purchases of marketable securities	(241,665)	(190,666)
Sales or maturities of marketable securities	230,513	284,934
Capital expenditures	(67,427)	(75,002)
(Increase) decrease in restricted cash	(1,800)	50
Net cash (used in) provided by investing activities	(80,379)	19,316

Cash flows from financing activities
Proceeds in connection with facility lease obligations	47,544	5,182
Payments in connection with facility lease obligations	(757)	(773)
Net proceeds from the issuance of Common Stock	13,760	4,626
Net cash provided by financing activities	60,547	9,035

Net increase in cash and cash equivalents	118,211	2,525

Cash and cash equivalents at beginning of period	207,075	247,796

Cash and cash equivalents at end of period	$325,286	$250,321

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

     Effective in the first quarter of 2010, the estimated useful lives of certain capitalized laboratory and other equipment, which is a component of property, plant, and equipment, were extended. The effect of this change in estimate was to lower depreciation expense by $1.0 million and $3.0 million and to lower the Company’s net loss per share by $0.02 and $0.04 for the three and nine months ended September 30, 2010, respectively.

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

     ARCALYST® net product sales totaled $4.9 million and $5.0 million for the three months ended September 30, 2010 and 2009, respectively, and $20.0 million and $13.4 million for the nine months ended September 30, 2010 and 2009, respectively. ARCALYST® net product sales during the first nine months of 2010 included $15.2 million of net product sales made during this period and $4.8 million of previously deferred net product sales, as described above. There was no deferred ARCALYST® net product sales revenue at September 30, 2010. At September 30, 2009, deferred ARCALYST® net product sales revenue was $5.0 million. The effect of this change in estimate related to ARCALYST® net product sales revenue was to lower the Company’s net loss per share by $0.06 for the nine months ended September 30, 2010.

     Cost of goods sold related to ARCALYST® sales, which consisted primarily of royalties, totaled $0.4 million and $0.5 million for the three months ended September 30, 2010 and 2009, respectively, and $1.5 million and $1.3 million for the nine months ended September 30, 2010 and 2009, respectively. To date, ARCALYST® shipments to the Company’s customers have consisted of supplies of inventory manufactured and expensed prior to FDA approval of ARCALYST® for the treatment of CAPS; therefore, the costs of these supplies were not included in costs of goods sold. At both September 30, 2010 and December 31, 2009, the Company had $0.4 million of inventoried work-in-process costs related to ARCALYST®, which is included in prepaid expenses and other current assets.

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)

3. Per Share Data

     The Company’s basic and diluted net loss per share amounts have been computed by dividing net loss by the weighted average number of shares of Common Stock and Class A Stock outstanding. Net loss per share is presented on a combined basis, inclusive of Common Stock and Class A Stock outstanding, as each class of stock has equivalent economic rights. For the three and nine months ended September 30, 2010 and 2009, the Company reported net losses; therefore, no common stock equivalents were included in the computation of diluted net loss per share for these periods, since such inclusion would have been antidilutive. The calculations of basic and diluted net loss per share are as follows:

	Three Months Ended September 30,
	2010	2009
Net loss (Numerator)	$(33,875)	$(1,015)

Weighted-average shares, in thousands (Denominator)	81,638	79,866

Basic and diluted net loss per share	$(0.41)	$(0.01)

	Nine Months Ended September 30,
	2010	2009
Net loss (Numerator)	$(89,871)	$(31,341)

Weighted-average shares, in thousands (Denominator)	81,433	79,663

Basic and diluted net loss per share	$(1.10)	$(0.39)

     Shares issuable upon the exercise of stock options and vesting of restricted stock awards, which have been excluded from the September 30, 2010 and 2009 diluted per share amounts because their effect would have been antidilutive, include the following:

	Three months ended September 30,
	2010	2009
Stock Options:
Weighted average number, in thousands	21,265	19,860
Weighted average exercise price	$18.76	$17.65

Restricted Stock:
Weighted average number, in thousands	511	500

	Nine months ended September 30,
	2010	2009
Stock Options:
Weighted average number, in thousands	21,317	20,059
Weighted average exercise price	$18.67	$17.59

Restricted Stock:
Weighted average number, in thousands	507	500

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)

4. Statement of Cash Flows

     Supplemental disclosure of noncash investing and financing activities:

     Included in accounts payable and accrued expenses at September 30, 2010 and December 31, 2009 were $12.0 million and $9.8 million, respectively, of accrued capital expenditures. Included in accounts payable and accrued expenses at September 30, 2009 and December 31, 2008 were $10.5 million and $7.0 million, respectively, of accrued capital expenditures.

     Included in accounts payable and accrued expenses at December 31, 2009 and 2008 were $2.6 million and $1.5 million, respectively, of accrued Company 401(k) Savings Plan contribution expense. In the first quarter of 2010 and 2009, the Company contributed 111,419 and 81,086 shares, respectively, of Common Stock to the 401(k) Savings Plan in satisfaction of these obligations.

     Pursuant to the application of authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) to the Company’s lease of office and laboratory facilities in Tarrytown, New York, the Company recognized a facility lease obligation of $4.0 million for the nine months ended September 30, 2009, in connection with capitalizing, on the Company’s books, the landlord’s costs of constructing new facilities that the Company has leased.

     Included in facility lease obligations and property, plant, and equipment at September 30, 2010 was $2.6 million of capitalized and deferred interest for the nine months ended September 30, 2010, as the related facilities being leased by the Company are currently under construction and lease payments on these facilities do not commence until January 2011.

     Included in other assets at September 30, 2010 and December 31, 2009 was $0.1 million and $0.7 million, respectively, due to the Company in connection with employee exercises of stock options.

     Included in marketable securities at September 30, 2010 and December 31, 2009 were $1.3 million and $0.6 million, respectively, of accrued interest income. Included in marketable securities at September 30, 2009 and December 31, 2008 were $1.0 million and $1.7 million, respectively, of accrued interest income.

5. Marketable Securities

     Marketable securities at September 30, 2010 and December 31, 2009 consisted of debt securities, as detailed below, and an equity security, the aggregate fair value of which was $4.0 million and $5.5 million at September 30, 2010 and December 31, 2009, respectively, and the aggregate cost basis of which was $4.0 million at both September 30, 2010 and December 31, 2009. The following tables summarize the amortized cost basis of debt securities included in marketable securities, the aggregate fair value of those securities, and gross unrealized gains and losses on those securities at September 30, 2010 and December 31, 2009. The Company classifies its debt securities, other than mortgage-backed securities, based on their contractual maturity dates. Maturities of mortgage-backed securities have been estimated based primarily on repayment characteristics and experience of the senior tranches that the Company holds.

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)

	Amortized	Fair	Unrealized
At September 30, 2010	Cost Basis	Value	Gains	(Losses)	Net
Maturities within one year
U.S. government obligations	$106,140	$106,238	$101	$(3)	$98
U.S. government guaranteed corporate
bonds	44,054	44,237	183		183
U.S. government guaranteed
collateralized mortgage obligations	2,481	2,611	130		130
Mortgage-backed securities	689	681		(8)	(8)
	153,364	153,767	414	(11)	403
Maturities between one and five years
U.S. government obligations	9,046	9,072	26		26
U.S. government guaranteed corporate
bonds	21,502	21,829	327		327
Municipal bonds	2,206	2,202	4	(8)	(4)
Mortgage-backed securities	842	675		(167)	(167)
	33,596	33,778	357	(175)	182
Maturities between five and seven years
Mortgage-backed securities	182	142		(40)	(40)

	$187,142	$187,687	$771	$(226)	$545
At December 31, 2009
Maturities within one year
U.S. government obligations	$100,491	$100,573	$82		$82
U.S. government guaranteed corporate
bonds	17,176	17,340	164		164
Corporate bonds	10,142	10,342	200		200
U.S. government guaranteed
collateralized mortgage obligations	3,612	3,662	50		50
Mortgage-backed securities	2,471	2,338		$(133)	(133)
	133,892	134,255	496	(133)	363
Maturities between one and two years
U.S. government obligations	9,413	9,367		(46)	(46)
U.S. government guaranteed corporate
bonds	31,064	31,344	280		280
Mortgage-backed securities	1,168	900		(268)	(268)
	41,645	41,611	280	(314)	(34)

	$175,537	$175,866	$776	$(447)	$329

     At December 31, 2009, marketable securities included an additional unrealized gain of $1.4 million related to the equity security in the Company’s marketable securities portfolio.

     The following table shows the fair value of the Company’s marketable securities that have unrealized losses and that are deemed to be only temporarily impaired, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at September 30, 2010 and December 31, 2009. The debt securities listed at September 30, 2010, excluding mortgage-backed securities, mature at various dates through January 2012. The mortgage-backed securities listed at September 30, 2010 mature at various dates through November 2016.

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)

	Less than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
At September 30, 2010	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
U.S. government obligations	$12,624	$(3)			$12,624	$(3)
Municipal bonds	1,193	(8)			1,193	(8)
Mortgage-backed securities			$1,489	$(215)	1,489	(215)
Equity security	4,036	(9)			4,036	(9)
	$17,853	$(20)	$1,489	$(215)	$19,342	$(235)

At December 31, 2009
U.S. government obligations	$9,367	$(46)			$9,367	$(46)
Mortgage-backed securities			$3,238	$(401)	3,238	(401)
	$9,367	$(46)	$3,238	$(401)	$12,605	$(447)

     Realized gains and losses are included as a component of investment income. For the three and nine months ended September 30, 2010 and 2009, realized gains and losses on sales of marketable securities were not significant. In computing realized gains and losses, the Company computes the cost of its investments on a specific identification basis. Such cost includes the direct costs to acquire the security, adjusted for the amortization of any discount or premium.

     The Company’s assets that are measured at fair value on a recurring basis, at September 30, 2010 and December 31, 2009, were as follows:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
At September 30, 2010
Available-for-sale marketable securities
U.S. government obligations	$115,310		$115,310
U.S. government guaranteed corporate
bonds	66,066		66,066
U.S. government guaranteed
collateralized mortgage obligations	2,611		2,611
Municipal bonds	2,202		2,202
Mortgage-backed securities	1,498		1,498
Equity security	4,036	$4,036
	$191,723	$4,036	$187,687

At December 31, 2009
Available-for-sale marketable securities
U.S. government obligations	$109,940		$109,940
U.S. government guaranteed corporate
bonds	48,684		48,684
Corporate bonds	10,342		10,342
U.S. government guaranteed
collateralized mortgage obligations	3,662		3,662
Mortgage-backed securities	3,238		3,238
Equity security	5,469	$5,469
	$181,335	$5,469	$175,866

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)

     Marketable securities included in Level 2 were valued using a market approach utilizing prices and other relevant information, such as interest rates, yield curves, prepayment speeds, loss severities, credit risks and default rates, generated by market transactions involving identical or comparable assets. The Company considers market liquidity in determining the fair value for these securities. During the nine months ended September 30, 2010, deterioration in the credit quality of a marketable security from one issuer subjected the Company to the risk of not being able to recover the carrying value of the security. As a result, the Company recognized a $0.1 million impairment charge related to this Level 2 marketable security, which the Company considered to be other-than-temporarily impaired. During the three months ended September 30, 2010, and the three and nine months ended September 30, 2009, the Company did not record any charges for other-than-temporary impairment of its Level 2 marketable securities.

     At December 31, 2008, the Company held one Level 3 marketable security whose fair value was $0.1 million. This Level 3 security was valued using information provided by the Company’s investment advisors, including quoted bid prices which took into consideration the securities’ lack of liquidity. During the three and nine months ended September 30, 2009, the Company recorded charges for other-than-temporary impairment of this Level 3 marketable security totaling $0.1 million. There were no purchases, sales, or maturities of Level 3 marketable securities and no unrealized gains or losses related to Level 3 marketable securities for the three and nine months ended September 30, 2010 and 2009. The Company held no Level 3 marketable securities at September 30, 2010 and December 31, 2009. There were no transfers of marketable securities between Levels 1, 2, or 3 classifications during the three and nine months ended September 30, 2010 and 2009.

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

6. Accounts Payable and Accrued Expenses

     Accounts payable and accrued expenses as of September 30, 2010 and December 31, 2009 consist of the following:

	September 30,	December 31,
	2010	2009
Accounts payable	$22,576	$18,638
Accrued payroll and related costs	23,583	9,444
Accrued clinical trial expense	14,213	11,673
Accrued property, plant, and equipment expenditures	8,495	1,883
Accrued expenses, other	6,109	6,207
Payable to Bayer HealthCare		1,186
	$74,976	$49,031

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)

7. Comprehensive Income (Loss)

     Comprehensive income (loss) of the Company includes net loss adjusted for the change in net unrealized gain (loss) on marketable securities, net of any tax effect. For the three and nine months ended September 30, 2010 and 2009, the components of comprehensive income (loss) are:

	Three months ended September 30,
	2010	2009
Net loss	$(33,875)	$(1,015)
Change in net unrealized gain (loss) on marketable securities	131	2,523
Total comprehensive (loss) income	$(33,744)	$1,508

	Nine months ended September 30,
	2010	2009
Net loss	$(89,871)	$(31,341)
Change in net unrealized gain (loss) on marketable securities	(1,219)	3,651
Total comprehensive loss	$(91,090)	$(27,690)

8. Extension of Technology Licensing Agreement with Astellas

     In March 2007, the Company entered into a six-year non-exclusive license agreement with Astellas Pharma Inc. that allows Astellas to utilize the Company’s VelocImmune® technology in its internal research programs to discover human monoclonal antibodies. Under the terms of the agreement, Astellas made a $20.0 million annual, non-refundable payment to the Company in each of 2010, 2009, 2008, and 2007. In July 2010, the license agreement with Astellas was amended and extended through June 2023. Under the terms of the amended agreement, Astellas made a $165.0 million up-front payment to the Company in August 2010, which was deferred upon receipt and will be recognized as revenue ratably over the seven-year period beginning in mid-2011. In addition, Astellas will make a $130.0 million second payment to the Company in June 2018 unless the license agreement has been terminated prior to that date. Astellas has the right to terminate the agreement at any time by providing 90 days’ advance written notice. Under certain limited circumstances, such as a material breach of the agreement by the Company, Astellas may terminate the agreement and receive a refund of a portion of its up-front payment or, if such termination occurs after June 2018, a portion of its second payment, to the Company under the July 2010 amendment to the agreement. The Company is entitled to receive a mid-single-digit royalty on any future sales of antibody products discovered by Astellas using the Company’s VelocImmune® technology. In connection with the Astellas license agreement, the Company recognized $15.0 million of technology revenue for both the nine months ended September 30, 2010 and 2009. In addition, deferred revenue at September 30, 2010 and December 31, 2009 was $178.7 million and $8.7 million, respectively.

9. Legal Matters

     From time to time, the Company is a party to legal proceedings in the course of its business. The Company does not expect any such current legal proceedings to have a material adverse effect on the Company’s business or financial condition.

10. Future Impact of Recently Issued Accounting Standards

     In March 2010, the FASB amended its authoritative guidance on the milestone method of revenue recognition. The milestone method of revenue recognition has now been codified as an acceptable revenue recognition model when a milestone is deemed to be substantive. This guidance may be applied retrospectively to all arrangements or prospectively for milestones achieved after the adoption of the guidance. The Company will adopt this amended guidance for the fiscal year beginning January 1, 2011. Management does not anticipate that the adoption of this guidance will have a material impact on the Company’s financial statements.

11. Subsequent Event – Public Offering of Common Stock

     In October 2010, the Company completed an underwritten public offering of 6,325,000 shares of Common Stock and received net proceeds of approximately $174.7 million.

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

     We have eight product candidates in clinical development, including three product candidates that are in late-stage (Phase 3) clinical development. Our late stage programs are ARCALYST®, which is being developed for the prevention of gout flares in patients initiating uric acid-lowering treatment; VEGF Trap-Eye (aflibercept ophthalmic solution), which is being developed using intraocular delivery for the treatment of eye diseases in collaboration with Bayer HealthCare LLC; and aflibercept (VEGF Trap), which is being developed in oncology in collaboration with the sanofi-aventis Group. Our earlier stage clinical programs are REGN727, an antibody to PCSK9, which is being developed for low density lipoprotein (LDL) cholesterol reduction; REGN88, an antibody to the interleukin-6 receptor (IL-6R), which is being developed in rheumatoid arthritis and ankylosing spondylitis; REGN421, an antibody to Delta-like ligand-4 (Dll4), which is being developed in oncology; REGN668, an antibody to the interleukin-4 receptor (IL-4R), which is being developed in atopic dermatitis; and REGN475, an antibody to Nerve Growth Factor (NGF), which is being developed for the treatment of pain. In addition, we expect to file an IND for REGN910, an antibody to Angiopoietin-2 (ANG2), a novel angiogenesis target in the oncology setting, by the end of 2010. We also plan to initiate clinical trials with two additional antibodies by the end of the year, REGN846 and REGN728. Our earlier stage clinical programs are fully human antibodies that are being developed in collaboration with sanofi-aventis.

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

     We believe that our ability to develop product candidates is enhanced by the application of our VelociSuite™ technology platforms. Our discovery platforms are designed to identify specific proteins of therapeutic interest for a particular disease or cell type and validate these targets through high-throughput production of genetically modified mice using our VelociGene® technology to understand the role of these proteins in normal physiology as well as in models of disease. Our human monoclonal antibody technology (VelocImmune®) and cell line expression technologies (VelociMab®) may then be utilized to design and produce new product candidates directed against the disease target. Our five antibody product candidates currently in clinical trials, as well as REGN910, REGN846, and REGN728, were developed using VelocImmune®. Under the terms of our antibody collaboration with sanofi-aventis, which was expanded during 2009, we plan to advance an average of four to five new antibody product candidates into clinical development each year, for an anticipated total of 30-40 candidates from 2010 through 2017. We continue to invest in the development of enabling technologies to assist in our efforts to identify, develop, manufacture, and commercialize new product candidates.

Commercial Product:

ARCALYST®– Cryopyrin-Associated Periodic Syndromes (CAPS)

     Net product sales of ARCALYST® Injection for Subcutaneous Use in the third quarter of 2010 were $4.9 million, compared to $5.0 million during the same period of 2009. We recognized $20.0 million of net product sales during the first nine months of 2010, which included $15.2 million of ARCALYST® net product sales made during that period and $4.8 million of previously deferred net product sales, as described below under “Results of Operations.” In the first nine months of 2009, we recognized $13.4 million of ARCALYST® net product sales. ARCALYST® is available for prescription in the United States for the treatment of Cryopyrin-Associated Periodic Syndromes (CAPS), including Familial Cold Auto-inflammatory Syndrome (FCAS) and Muckle-Wells Syndrome (MWS) in adults and children 12 and older.

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

     We are conducting a Phase 3 clinical development program with ARCALYST® in gout patients initiating uric acid-lowering therapy. The program currently consists of PRE-SURGE 1 (PREvention Study against URate-lowering drug-induced Gout Exacerbations), PRE-SURGE 2, and RE-SURGE (REview of Safety Utilizing Rilonacept in Gout Exacerbations), each of which are described below.

     In June 2010, we announced that PRE-SURGE 1 showed that ARCALYST® prevented gout attacks, as measured by the primary study endpoint of the number of gout flares per patient over the 16 week treatment period. Patients initiating urate-lowering therapy who received ARCALYST® at a weekly, self-administered, subcutaneous dose of 160 milligrams (mg) had an 80% decrease in mean number of gout flares compared to the placebo group over the 16 week treatment period (0.21 flares vs. 1.06 flares, p<0.0001). Patients who received ARCALYST® at a weekly dose of 80 mg had a 73% decrease compared to the placebo group (0.29 flares vs. 1.06 flares, p<0.0001).

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

     There are two ongoing studies in the Phase 3 program with ARCALYST® in the prevention of gout flares in patients initiating uric acid-lowering therapy. The global PRE-SURGE 2 study, which has a similar trial design as PRE-SURGE 1, is evaluating the number of gout flares per patient over the first 16 weeks of initiation of allopurinol therapy. The global RE-SURGE study is evaluating the safety of ARCALYST® versus placebo over 16 weeks in patients who are at risk for gout flares because they are taking uric acid-lowering drug treatment. PRE-SURGE 2 and RE-SURGE are fully enrolled, and we expect to have initial data from both studies by early 2011. We own worldwide rights to ARCALYST®.

Royalty Agreement with Novartis Pharma AG

     Under a June 2009 agreement with Novartis Pharma AG (that replaced a previous collaboration and license agreement), we receive tiered royalties on worldwide sales of Novartis’ canakinumab, a fully human anti-interleukin-IL1ß antibody. The multi-tiered royalty rates in the agreement start at 4% and reach 15% when annual sales exceed $1.5 billion. Canakinumab is approved to treat CAPS and is in development for gout, type 2 diabetes, and other inflammatory diseases.

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

     The Phase 3 trials in wet AMD, known as VIEW 1 and VIEW 2 (VEGF Trap: Investigation of Efficacy and Safety in Wet age-related macular degeneration), are comparing VEGF Trap-Eye and Lucentis® (ranibizumab injection), owned by Genentech, Inc., an anti-angiogenic agent approved for use in wet AMD. VIEW 1 is being conducted in North America and VIEW 2 is being conducted in Europe, Asia Pacific, Japan, and Latin America. The VIEW 1 and VIEW 2 trials are both evaluating VEGF Trap-Eye doses of 0.5 milligrams (mg) and 2.0 mg at dosing intervals of four weeks and 2.0 mg at a dosing interval of eight weeks (after three monthly doses) compared with Lucentis (Genentech) dosed according to its U.S. label, which specifies doses of 0.5 mg administered every four weeks over the first year. As-needed dosing (PRN) with both agents will be evaluated in the second year of the studies, although patients will be dosed no less frequently than every 12 weeks. VIEW 1 and VIEW 2 are fully enrolled, and initial data from both studies are expected in the fourth quarter of 2010.

     VEGF Trap-Eye is also in Phase 3 development for the treatment of CRVO, another cause of visual impairment. The COPERNICUS (COntrolled Phase 3 Evaluation of Repeated iNtravitreal administration of VEGF Trap-Eye In Central retinal vein occlusion: Utility and Safety) study is being led by Regeneron and the GALILEO (General Assessment Limiting InfiLtration of Exudates in central retinal vein Occlusion with VEGF Trap-Eye) study is being led by Bayer HealthCare. Patients in both studies will receive six monthly intravitreal injections of either VEGF Trap-Eye at a dose of 2 mg or sham control injections. The primary endpoint of both studies is improvement in visual acuity versus baseline after six months of treatment. At the end of the initial six months, patients will be dosed on a PRN basis for another six months. All patients will be eligible for rescue laser treatment. Both studies are fully enrolled, and initial data from both studies are anticipated in the first half of 2011.

     The Phase 2 DME study, known as DA VINCI (DME And VEGF Trap-Eye: INvestigation of Clinical Impact), is a double-masked, randomized, controlled trial that is evaluating four different dosing regimens of VEGF Trap-Eye versus laser treatment. In February 2010, we and Bayer HealthCare announced that treatment with VEGF Trap-Eye demonstrated a statistically significant improvement in visual acuity compared to focal laser therapy, the primary endpoint of the study. Visual acuity was measured by the mean number of letters gained over the initial 24 weeks of the study. Patients in each of the four dosing groups receiving VEGF Trap-Eye achieved statistically significantly greater mean improvements in visual acuity (8.5 to 11.4 letters of vision gained) compared to patients receiving focal laser therapy (2.5 letters gained) at week 24 (p< 0.01 for each VEGF Trap-Eye group versus focal laser). VEGF Trap-Eye was generally well-tolerated, and no ocular or non-ocular drug-related serious adverse events were reported. The adverse events reported were those typically associated with intravitreal injections or the underlying disease. Following the initial 24 weeks of treatment, patients continue to be treated for another 24 weeks on the same dosing regimens. Initial one-year results from this trial will be available in the fourth quarter of 2010.

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

     Aflibercept is being developed globally in cancer indications in collaboration with sanofi-aventis. We and sanofi-aventis are conducting three randomized, double-blind Phase 3 trials, all of which are fully enrolled, that are evaluating combinations of standard chemotherapy regimens with either aflibercept or placebo for the treatment of cancer. One trial (VELOUR) is evaluating aflibercept as a 2nd-line treatment for metastatic colorectal cancer in combination with FOLFIRI (folinic acid [leucovorin], 5-fluorouracil, and irinotecan). A second trial (VITAL) is evaluating aflibercept as a 2nd-line treatment for locally advanced or metastatic non-small cell lung cancer in combination with docetaxel. A third trial (VENICE) is evaluating aflibercept as a 1st-line treatment for hormone-refractory metastatic prostate cancer in combination with docetaxel/prednisone. In addition, a Phase 2 study (AFFIRM) of aflibercept in 1st-line metastatic colorectal cancer in combination with FOLFOX (folinic acid [leucovorin], 5-fluorouracil, and oxaliplatin) is also fully enrolled.

     Each of the Phase 3 studies is monitored by an Independent Data Monitoring Committee (IDMC), a body of independent clinical and statistical experts. The IDMCs meet periodically to evaluate data from the studies and may recommend changes in study design or study discontinuation. Both interim and final analyses will be conducted when a pre-specified number of events have occurred in each trial. In September 2010, we and sanofi aventis announced that, following a planned interim analysis, the VELOUR study’s IDMC recommended that the VELOUR study continue to completion as planned, with no modifications due to efficacy or safety concerns. Both sanofi-aventis and our management and staff remain blinded to the interim study results. Based on projected event rates, final results are anticipated in the first half of 2011 from the VITAL study and in the second half of 2011 from the VELOUR study. Based on projected event rates, an interim analysis of the VENICE study is expected to be conducted by an IDMC in mid-2011, with final results anticipated in 2012. Initial data from the AFFIRM study are anticipated in the second half of 2011.

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

     In May 2010, we announced that in an interim efficacy analysis of a dose-escalating, randomized, double-blind, placebo-controlled, Phase 1 trial in healthy volunteers, REGN727 achieved substantial, dose dependent decreases of LDL (bad) cholesterol. Each dosing cohort consisted of six treated and two placebo patients. In July 2010, we presented additional data from this Phase 1 program. At the highest intravenous dose tested, a single dose of REGN727 achieved a greater than 60% maximum mean reduction of LDL cholesterol from baseline that lasted for more than one month. At the highest subcutaneous dose tested, a single dose of REGN727 achieved a greater than 60% maximum mean reduction of LDL cholesterol from baseline that lasted for more than two weeks. No serious adverse events and no dose limiting toxicities have been reported. Dose escalation is ongoing in both studies.

     In July 2010, we also presented the results of an interim efficacy analysis of a dose escalating, randomized, double-blind, placebo-controlled Phase 1 trial of subcutaneously delivered REGN727 in hyperlipidemic patients (familial hypercholesterolemia and non-familial hypercholesterolemia) on stable doses of statins whose LDL levels were greater than 100 milligrams per deciliter (mg/dL). At the highest dose tested at that time, in eleven patients, a single dose of REGN727 achieved an approximately 40% maximum mean additional reduction of LDL cholesterol from baseline. No serious adverse events and no dose limiting toxicities were reported. Dose escalation in this study is ongoing. We expect to begin a Phase 2 program in the first half of 2011. REGN727 is being developed in collaboration with sanofi-aventis.

5. REGN88 (Anti-IL-6R Antibody) for inflammatory diseases

     Interleukin-6 (IL-6) is a key cytokine involved in the pathogenesis of rheumatoid arthritis, causing inflammation and joint destruction. A therapeutic antibody to the IL-6 receptor (IL-6R), Actemra® (tocilizumab), marketed by Genentech, has been approved for the treatment of rheumatoid arthritis.

     REGN88 is a fully human monoclonal antibody to IL-6R generated using our VelocImmune® technology that has completed Phase 1 studies, the results of which were presented at the annual meeting of the European League Against Rheumatism (EULAR) in June 2010. REGN88 was well tolerated by patients with rheumatoid arthritis, and no dose-limiting toxicities were reported. Treatment with REGN88 resulted in dose-related reductions in biomarkers of inflammation. REGN88 is currently in a Phase 2/3 double-blind, placebo-controlled, dose-ranging study in patients with active rheumatoid arthritis and a Phase 2 double-blind, placebo-controlled, dose-ranging study in ankylosing spondylitis, a form of arthritis that primarily affects the spine. Both studies are enrolling patients. REGN88 is being developed in collaboration with sanofi-aventis.

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

     REGN668 is a fully human monoclonal antibody generated using our VelocImmune® technology that is designed to bind to IL-4R. REGN668, which is being developed in collaboration with sanofi-aventis, has completed a Phase 1 trial in healthy volunteers, and will be initiating a Phase 2 trial in atopic dermatitis in the fourth quarter of 2010.

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

     In the first interim efficacy analysis, REGN475 demonstrated significant improvements at the two highest doses tested as compared to placebo in average walking pain scores over 8 weeks following a single intravenous infusion (p<0.01). In July 2010, we reported that REGN475 demonstrated significant improvements at the two highest doses tested as compared to placebo in average walking pain scores over 16 weeks following a second intravenous infusion at week 8 (p<0.01). Pain was measured by the Numeric Rating Scale (NRS), as well as the Western Ontario and McMaster Osteoarthritis Index (WOMAC) pain and function subscales.

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

9. REGN910 (Anti-ANG2 Antibody) for oncology

     We expect to file an IND for REGN910, an antibody to Angiopoietin-2 (ANG2), a novel angiogenesis target in the oncology setting, by the end of 2010. REGN910 is being developed in collaboration with sanofi-aventis.

10. Additional antibody candidates

     We plan to initiate clinical trials with two additional antibodies by the end of the year, REGN846 and REGN728, both being developed in collaboration with sanofi-aventis.

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

     In November 2009, we and sanofi-aventis amended these agreements to expand and extend our antibody collaboration. Sanofi-aventis will now fund up to $160 million per year of our antibody discovery activities over the period from 2010-2017, subject to a one-time option for sanofi-aventis to adjust the maximum reimbursement amount down to $120 million per year commencing in 2014 if over the prior two years certain specified criteria are not satisfied. In addition, sanofi-aventis will fund up to $30 million of agreed-upon costs we incur to expand our manufacturing capacity at our Rensselaer, New York facilities. In 2010, as we scale up our capacity to conduct antibody discovery activities, we will incur and seek reimbursement of only $130-$140 million of antibody discovery costs, with the balance between that amount and $160 million added to the funding otherwise available to us in 2011-2012. As under the original 2007 agreement, sanofi-aventis also has an option to extend the discovery program for up to an additional three years for further antibody development and preclinical activities. We will lead the design and conduct of research activities, including target identification and validation, antibody development, research and preclinical activities through filing of an Investigational New Drug Application or its equivalent, toxicology studies, and manufacture of preclinical and clinical supplies. The goal of the expanded collaboration is to advance an average of four to five new antibody product candidates into clinical development each year, for an anticipated total of 30-40 candidates from 2010 through 2017.

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

     Astellas Pharma Inc. In March 2007, we entered into a non-exclusive license agreement with Astellas Pharma Inc. that allows Astellas to utilize our VelocImmune® technology in its internal research programs to discover human monoclonal antibodies. Under the terms of the agreement, Astellas made $20.0 million annual, non-refundable payments to us in the second quarter of 2007, 2008, 2009, and 2010. In July 2010, the license agreement with Astellas was amended and extended through June 2023. Under the terms of the amended agreement, Astellas made a $165.0 million up-front payment to us in August 2010. In addition, Astellas will make a $130.0 million second payment to us in June 2018 unless the license agreement has been terminated prior to that date. Astellas has the right to terminate the agreement at any time by providing 90 days’ advance written notice. Under certain limited circumstances, such as our material breach of the agreement, Astellas may terminate the agreement and receive a refund of a portion of its up-front payment or, if such termination occurs after June 2018, a portion of its second payment, to us under the July 2010 amendment to the agreement. We are entitled to receive a mid-single-digit royalty on any future sales of antibody products discovered by Astellas using our VelocImmune® technology.

National Institutes of Health Grant

     In September 2006, we were awarded a five-year grant from the National Institutes of Health (NIH) as part of the NIH’s Knockout Mouse Project. The goal of the Knockout Mouse Project is to build a comprehensive and broadly available resource of knockout mice to accelerate the understanding of gene function and human diseases. Under the NIH grant, as amended, we have received $19.3 million from the grant’s inception through September 30, 2010 and are entitled to receive an additional $6.0 million through the remaining term of the grant.

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

     From inception on January 8, 1988 through September 30, 2010, we had a cumulative loss of $1.0 billion. In the absence of significant revenues from the commercialization of ARCALYST® or our other product candidates or other sources, the amount, timing, nature, and source of which cannot be predicted, our losses will continue as we conduct our research and development activities. We expect to incur substantial losses over the next several years as we continue the clinical development of VEGF Trap-Eye and ARCALYST®; advance new product candidates into clinical development from our existing research programs utilizing our technology for discovering fully human monoclonal antibodies; continue our research and development programs; and commercialize additional product candidates that receive regulatory approval, if any. Also, our activities may expand over time and require additional resources, and we expect our operating losses to be substantial over at least the next several years. Our losses may fluctuate from quarter to quarter and will depend on, among other factors, the progress of our research and development efforts, the timing of certain expenses, and the amount and timing of payments that we receive from collaborators.

     The planning, execution, and results of our clinical programs are significant factors that can affect our operating and financial results. In our clinical programs, key events to date in 2010 and plans over the next 12 months are as follows:

2010-11 Plans
Clinical Program	2010 Events to Date	(next 12 months)
ARCALYST® (rilonacept)
  Reported positive results from PRE-SURGE 1 and completed patient enrollment of PRE-SURGE 2 and RE-SURGE. PRE-SURGE 1 and 2 are Phase 3 studies that are evaluating ARCALYST® in the prevention of gout flares associated with the initiation of uric acid-lowering drug therapy
  Reported results showing no significant improvement in pain relief from a separate Phase 3 study evaluating ARCALYST® in the treatment of acute gout flares
Report data from PRE-SURGE 2 and RE-SURGE in early 2011

VEGF Trap – Eye	Completed patient enrollment in two Phase 3 CRVO trials (COPERNICUS and GALILEO) Reported positive 24-week primary endpoint results from the Phase 2 DME trial (DA VINCI)
  Report data from VIEW 1 and VIEW 2 trials in the fourth quarter of 2010
  Report data from GALILEO and COPERNICUS trials in the first half of 2011
  Report one-year results from the DA VINCI trial in the fourth quarter of 2010

Aflibercept (VEGF Trap – Oncology)
  Completed patient enrollment in the Phase 3 studies in non-small cell lung cancer (VITAL), prostate cancer (VENICE), and colorectal cancer (VELOUR)
  Completed patient enrollment in a Phase 2 1st-line study in metastatic colorectal cancer (AFFIRM) in combination with chemotherapy
  An IDMC conducted an interim analysis of the VELOUR study in colorectal cancer and recommended that the study continue to completion as planned with no modifications due to efficacy or safety concerns

  Report data from the VITAL study in non-small cell lung cancer in the first half of 2011
  An IDMC is expected to conduct an interim analysis of the VENICE study in prostate cancer in mid-2011
  Report data from the VELOUR study in metastatic colorectal cancer in the second half of 2011

2010-11 Plans
Clinical Program	2010 Events to Date	(next 12 months)
REGN727 (PCSK9 Antibody)	Reported proof-of-concept data from a Phase 1 study for LDL cholesterol reduction	Report additional data from the Phase 1 program and initiate a Phase 2 program for LDL cholesterol reduction

REGN88 (IL-6R Antibody)	Initiated a Phase 2/3 dose-ranging study in rheumatoid arthritis and a Phase 2 dose-ranging study in ankylosing spondylitis Reported data from the Phase 1 program in rheumatoid arthritis	Report data from the Phase 2 portion of a Phase 2/3 study in rheumatoid arthritis

REGN421 (Dll4 Antibody)		Initiate a Phase 2 program in advanced malignancies

REGN668 (IL-4RAntibody)	Completed a Phase 1 study in healthy volunteers	Initiate a Phase 2 program in the treatment of atopic dermatitis in the fourth quarter of 2010

REGN475 (NGF Antibody)	Reported interim data from the Phase 2 studies in osteoarthritis of the knee and acute sciatica	Report additional data from the Phase 2 study in osteoarthritis of the knee

REGN910 (ANG2 Antibody)	Completed preclinical development	Initiate a Phase 1 study in oncology by the end of 2010

Results of Operations

Three Months Ended September 30, 2010 and 2009

Net Loss

     Regeneron reported a net loss of $33.9 million, or $0.41 per share (basic and diluted), for the third quarter of 2010, compared to a net loss of $1.0 million, or $0.01 per share (basic and diluted) for the third quarter of 2009. The increase in our net loss was principally due to higher research and development expenses in 2010, as detailed below, as well as a decrease in collaboration revenue due to the receipt of a $20.0 million substantive milestone payment from Bayer HealthCare in 2009.

Revenues

     Revenues for the three months ended September 30, 2010 and 2009 consist of the following:

(In millions)	2010	2009
Collaboration revenue
Sanofi-aventis	$75.6	$68.5
Bayer HealthCare	13.8	32.2
Total collaboration revenue	89.4	100.7
Technology licensing revenue	10.0	10.0
Net product sales	4.9	5.0
Contract research and other revenue	1.7	1.8
Total revenue	$106.0	$117.5

Sanofi-aventis Collaboration Revenue

     The collaboration revenue we earn from sanofi-aventis, as detailed below, consists primarily of reimbursement for research and development expenses and recognition of revenue related to non-refundable up-front payments of $105.0 million related to the aflibercept collaboration and $85.0 million related to the antibody collaboration.

	Three months ended
Sanofi-aventis Collaboration Revenue	September 30,
(In millions)	2010	2009
Aflibercept:
Regeneron expense reimbursement	$3.9	$7.0
Recognition of deferred revenue related to up-front payments	2.5	2.5
Total aflibercept	6.4	9.5
Antibody:
Regeneron expense reimbursement	66.8	55.7
Recognition of deferred revenue related to up-front and other payments	2.0	2.6
Recognition of revenue related to VelociGene® agreement	0.4	0.7
Total antibody	69.2	59.0
Total sanofi-aventis collaboration revenue	$75.6	$68.5

     Sanofi-aventis’ reimbursement of our aflibercept expenses decreased in the third quarter of 2010 compared to same period in 2009, primarily due to lower costs related to manufacturing aflibercept clinical supplies as well as a decrease in internal research activities. As of September 30, 2010, $35.0 million of the original $105.0 million of up-front payments related to our aflibercept collaboration with sanofi-aventis was deferred and will be recognized as revenue in future periods.

     In the third quarter of 2010, sanofi-aventis’ reimbursement of our antibody expenses consisted of $36.9 million under the discovery agreement and $29.9 million of development costs under the license agreement, compared to $25.7 million and $30.0 million, respectively, in the third quarter of 2009. The higher reimbursement of our antibody expenses in the third quarter of 2010 compared to the same period in 2009 was due to an increase in our research activities conducted under the discovery agreement.

     Recognition of deferred revenue, related primarily to sanofi-aventis’ $85.0 million up-front payment, decreased during the third quarter of 2010 compared to the same period in 2009 due to the November 2009 amendments to expand and extend the companies’ antibody collaboration. In connection with the November 2009 amendment of the discovery agreement, sanofi-aventis is funding up to $30 million of agreed-upon costs incurred by us to expand our manufacturing capacity at our Rensselaer, New York facilities, of which $21.6 million was received or receivable from sanofi-aventis as of September 30, 2010. Payments for such funding from sanofi-aventis are deferred and recognized as collaboration revenue prospectively over the related performance period in conjunction with the original $85.0 million up-front payment. As of September 30, 2010, $80.0 million of the original up-front payment and subsequent payments to fund expansion of our Rensselaer facilities was deferred and will be recognized as revenue in future periods.

     In August 2008, we entered into a separate VelociGene® agreement with sanofi-aventis. For the three months ended September 30, 2010 and 2009, we recognized $0.4 million and $0.7 million, respectively, in revenue related to this agreement.

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

	Three months ended
Bayer HealthCare Collaboration Revenue	September 30,
(In millions)	2010	2009
Cost-sharing of Regeneron VEGF Trap-Eye development expenses	$11.3	$9.7
Substantive performance milestone payment		20.0
Recognition of deferred revenue related to up-front and milestone payments	2.5	2.5
Total Bayer HealthCare collaboration revenue	$13.8	$32.2

     In periods when we recognize VEGF Trap-Eye development expenses that we incur under our collaboration with Bayer HealthCare, we also recognize, as collaboration revenue, the portion of those VEGF Trap-Eye development expenses that is reimbursable by Bayer HealthCare. Cost-sharing of our VEGF Trap-Eye development expenses with Bayer HealthCare increased in the third quarter of 2010, compared to the same period in 2009, due to higher internal development activities and higher costs related to manufacturing VEGF Trap-Eye clinical supplies. In 2010 and 2009, development expenses incurred by Regeneron and Bayer HealthCare under the VEGF Trap-Eye global development plan were shared equally. As of September 30, 2010, $49.4 million of the $75.0 million up-front licensing and $20.0 million milestone payments was deferred and will be recognized as revenue in future periods. In July 2009, we received a $20.0 million substantive milestone payment from Bayer HealthCare in connection with the dosing of the first patient in a Phase 3 trial of VEGF Trap-Eye in CRVO. The payment was recognized in other collaboration revenue for the three months ended September 30, 2009.

Technology Licensing Revenue

     In connection with our VelocImmune® license agreements with AstraZeneca and Astellas, each of the $20.0 million annual, non-refundable payments have been deferred upon receipt and recognized as revenue ratably over approximately the ensuing year of each agreement. In the third quarter of both 2010 and 2009, we recognized $10.0 million of technology licensing revenue related to these agreements. In addition, in connection with the amendment and extension of our license agreement with Astellas, as described above under “Antibody Collaboration and License Agreements,” the $165.0 million up-front payment was deferred upon receipt in August 2010 and will be recognized as revenue ratably over a seven-year period beginning in mid-2011.

Net Product Sales

     For the three months ended September 30, 2010, ARCALYST® net product sales were $4.9 million, compared to $5.0 million during the same period in 2009. There was no deferred ARCALYST® net product sales revenue at September 30, 2010. At September 30, 2009, deferred ARCALYST® net product sales revenue was $5.0 million.

Contract Research and Other Revenue

     Contract research and other revenue for the three months ended September 30, 2010 and 2009 included $1.2 million and $1.4 million, respectively, recognized in connection with our five-year grant from the NIH, which we were awarded in September 2006 as part of the NIH’s Knockout Mouse Project.

Expenses

     Total operating expenses increased to $138.1 million in the third quarter of 2010 from $118.7 million in the third quarter of 2009. Our average headcount increased to 1,317 in the third quarter of 2010 from 998 in the same period of 2009 principally as a result of our expanding research and development activities, which are primarily attributable to our antibody collaboration with sanofi-aventis.

     Operating expenses in the third quarter of 2010 and 2009 include a total of $8.8 million and $7.5 million, respectively, of non-cash compensation expense related to employee stock option and restricted stock awards (Non-cash Compensation Expense), as detailed below:

	For the three months ended September 30, 2010
	Expenses before
	inclusion of Non-cash	Non-cash
Expenses	Compensation	Compensation	Expenses as
(In millions)	Expense	Expense	Reported
Research and development	$116.7	$5.3	$122.0
Selling, general, and administrative	12.2	3.5	15.7
Cost of goods sold	0.4		0.4
Total operating expenses	$129.3	$8.8	$138.1

	For the three months ended September 30, 2009
	Expenses before
	inclusion of Non-cash	Non-cash
Expenses	Compensation	Compensation	Expenses as
(In millions)	Expense	Expense	Reported
Research and development	$100.8	$4.6	$105.4
Selling, general, and administrative	9.9	2.9	12.8
Cost of goods sold	0.5		0.5
Total operating expenses	$111.2	$7.5	$118.7

Research and Development Expenses

     Research and development expenses increased to $122.0 million in the third quarter of 2010 from $105.4 million in the same period of 2009. The following table summarizes the major categories of our research and development expenses for the three months ended September 30, 2010 and 2009:

	For the three months ended
Research and Development Expenses	September 30,		Increase
(In millions)	2010	2009	(Decrease)
Payroll and benefits (1)	$34.7	$24.5	$10.2
Clinical trial expenses	23.1	29.4	(6.3)
Clinical manufacturing costs (2)	25.1	18.0	7.1
Research and other development costs	13.8	11.1	2.7
Occupancy and other operating costs	13.5	10.5	3.0
Cost-sharing of Bayer HealthCare VEGF
Trap-Eye development expenses (3)	11.8	11.9	(0.1)
Total research and development expenses	$122.0	$105.4	$16.6

(1)	Includes $4.6 million and $3.9 million of Non-cash Compensation Expense for the three months ended September 30, 2010 and 2009, respectively.

(2)	Represents the full cost of manufacturing drug for use in research, preclinical development, and clinical trials, including related payroll and benefits, Non-cash Compensation Expense, manufacturing materials and supplies, depreciation, and occupancy costs of our Rensselaer manufacturing facility. Includes $0.7 million of Non-cash Compensation Expense for both the three months ended September 30, 2010 and 2009.

(3)	Under our collaboration with Bayer HealthCare, in periods when Bayer HealthCare incurs VEGF Trap-Eye development expenses, we also recognize, as additional research and development expense, the portion of Bayer HealthCare’s VEGF Trap-Eye development expenses that we are obligated to reimburse. Bayer HealthCare provides us with estimated VEGF Trap-Eye development expenses for the most recent fiscal quarter. Bayer HealthCare’s estimate is reconciled to its actual expenses for such quarter in the subsequent fiscal quarter and our portion of its VEGF Trap-Eye development expenses that we are obligated to reimburse is adjusted accordingly.

     Payroll and benefits increased principally due to the increase in employee headcount, as described above. Clinical trial expenses decreased due primarily to lower costs related to our ARCALYST® clinical development program in gout and certain monoclonal antibodies which are in earlier stage clinical development. Clinical manufacturing costs increased primarily due to higher facility-related costs in connection with the expansion of our manufacturing capacity at our Rensselaer facility. In addition, we incurred higher costs related to manufacturing clinical supplies of ARCALYST® and VEGF Trap-Eye, partly offset by lower costs related to manufacturing clinical supplies of monoclonal antibodies and aflibercept. Research and other development costs increased primarily due to higher costs associated with our VEGF Trap-Eye, ARCALYST®, and antibody programs. Occupancy and other operating costs increased principally in connection with our higher headcount, expanded research and development activities, and new and expanded leased laboratory and office facilities in Tarrytown, New York. Cost-sharing of Bayer HealthCare’s VEGF Trap-Eye development expenses decreased slightly primarily due to lower costs associated with the VIEW 2 trial in wet AMD which were offset by higher costs in connection with the GALILEO trial in CRVO, both of which are being conducted by Bayer HealthCare.

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

	For the three months ended
Project Costs	September 30,		Increase
(In millions)	2010	2009	(Decrease)
ARCALYST®	$16.5	$15.5	$1.0
VEGF Trap-Eye	33.2	29.9	3.3
Aflibercept	2.8	6.1	(3.3)
REGN88	6.0	10.0	(4.0)
Other antibody candidates in clinical development	18.4	9.5	8.9
Other research programs & unallocated costs	45.1	34.4	10.7
Total research and development expenses	$122.0	$105.4	$16.6

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

Selling, General, and Administrative Expenses

     Selling, general, and administrative expenses increased to $15.7 million in the third quarter of 2010 from $12.8 million in the same period of 2009. In the third quarter of 2010, we incurred higher compensation expense due primarily to increases in headcount, higher Non-cash Compensation Expense, and higher recruitment costs.

Cost of Goods Sold

     Cost of goods sold related to ARCALYST® sales, which consisted primarily of royalties and other period costs, totaled $0.4 million and $0.5 million for the quarters ended September 30, 2010 and 2009, respectively. To date, ARCALYST® shipments to our customers have consisted of supplies of inventory manufactured and expensed prior to FDA approval of ARCALYST® for the treatment of CAPS in February 2008; therefore, the costs of these supplies were not included in costs of goods sold.

Other Income and Expense

     Investment income decreased to $0.5 million in the third quarter of 2010 from $0.9 million in the comparable quarter of 2009, primarily due to lower average balances of, and lower yields on, cash and marketable securities. Interest expense of $2.2 million and $0.6 million in the third quarter of 2010 and 2009, respectively, was attributable to the imputed interest portion of payments to our landlord to lease newly constructed laboratory and office facilities in Tarrytown, New York. These payments commenced in the third quarter of 2009.

Nine Months Ended September 30, 2010 and 2009

Net Loss

     Regeneron reported a net loss of $89.9 million, or $1.10 per share (basic and diluted), for the first nine months of 2010, compared to a net loss of $31.3 million, or $0.39 per share (basic and diluted) for the first nine months of 2009. The increase in our net loss was principally due to higher research and development expenses in 2010, as detailed below, partly offset by higher collaboration revenue in 2010 primarily in connection with our antibody collaboration with sanofi-aventis.

Revenues

     Revenues for the nine months ended September 30, 2010 and 2009 consist of the following:

(In millions)	2010	2009
Collaboration revenue
Sanofi-aventis	$229.2	$178.9
Bayer HealthCare	40.5	54.9
Total collaboration revenue	269.7	233.8
Technology licensing revenue	30.1	30.0
Net product sales	20.0	13.4
Contract research and other revenue	5.6	5.3
Total revenue	$325.4	$282.5

Sanofi-aventis Collaboration Revenue

     The collaboration revenue we earn from sanofi-aventis, as detailed below, consists primarily of reimbursement for research and development expenses and recognition of revenue related to non-refundable up-front payments of $105.0 million related to the aflibercept collaboration and $85.0 million related to the antibody collaboration.

	Nine months ended
Sanofi-aventis Collaboration Revenue	September 30,
(In millions)	2010	2009
Aflibercept:
Regeneron expense reimbursement	$12.6	$21.6
Recognition of deferred revenue related to up-front payments	7.4	7.4
Total aflibercept	20.0	29.0
Antibody:
Regeneron expense reimbursement	202.7	139.8
Recognition of deferred revenue related to up-front and other payments	5.3	7.9
Recognition of revenue related to VelociGene® agreement	1.2	2.2
Total antibody	209.2	149.9
Total sanofi-aventis collaboration revenue	$229.2	$178.9

     Sanofi-aventis’ reimbursement of our aflibercept expenses decreased in the first nine months of 2010 compared to the same period in 2009, primarily due to lower costs related to manufacturing aflibercept clinical supplies as well as a decrease in internal research activities.

     In the first nine months of 2010, sanofi-aventis’ reimbursement of our antibody expenses consisted of $100.3 million under the discovery agreement and $102.4 million of development costs under the license agreement, compared to $76.7 million and $63.1 million, respectively, in the first nine months of 2009. The higher reimbursement amounts in the first nine months of 2010 compared to the same period in 2009 were due to an increase in our research activities conducted under the discovery agreement and increases in our development activities for antibody candidates under the license agreement.

     Recognition of deferred revenue, related primarily to sanofi-aventis’ $85.0 million up-front payment, decreased during the first nine months of 2010 compared to the same period in 2009 due to the November 2009 amendments to expand and extend the companies’ antibody collaboration.

     In August 2008, we entered into a separate VelociGene® agreement with sanofi-aventis. For the nine months ended September 30, 2010 and 2009, we recognized $1.2 million and $2.2 million, respectively, in revenue related to this agreement.

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

	Nine months ended
Bayer HealthCare Collaboration Revenue	September 30,
(In millions)	2010	2009
Cost-sharing of Regeneron VEGF Trap-Eye development expenses	$33.1	$27.5
Substantive performance milestone payment		20.0
Recognition of deferred revenue related to up-front and milestone payments	7.4	7.4
Total Bayer HealthCare collaboration revenue	$40.5	$54.9

     Cost-sharing of our VEGF Trap-Eye development expenses with Bayer HealthCare increased in the first nine months of 2010, compared to the same period in 2009, due to higher internal development activities, higher costs related to manufacturing VEGF Trap-Eye clinical supplies, and higher clinical development costs in connection with our Phase 3 trial in CRVO. In July 2009, we received a $20.0 million substantive milestone payment from Bayer HealthCare in connection with the dosing of the first patient in a Phase 3 trial of VEGF Trap-Eye in CRVO. The payment was recognized in other collaboration revenue for the nine months ended September 30, 2009.

Technology Licensing Revenue

     In connection with our VelocImmune® license agreements with AstraZeneca and Astellas, each of the $20.0 million annual, non-refundable payments have been deferred upon receipt and recognized as revenue ratably over approximately the ensuing year of each agreement In the first nine months of both 2010 and 2009, we recognized $30.0 million of technology licensing revenue related to these agreements. In addition, in connection with the amendment and extension of our license agreement with Astellas, the $165.0 million up-front payment was deferred upon receipt in August 2010 and will be recognized as revenue ratably over a seven-year period beginning in mid-2011.

Net Product Sales

     In February 2008, we received marketing approval from the FDA for ARCALYST® for the treatment of CAPS. We had limited historical return experience for ARCALYST® beginning with initial sales in 2008 through the end of 2009; therefore, ARCALYST® net product sales were deferred until the right of return no longer existed and rebates could be reasonably estimated. Effective in the first quarter of 2010, we determined that we had accumulated sufficient historical data to reasonably estimate both product returns and rebates of ARCALYST®. As a result, for the nine months ended September 30, 2010, we recognized as revenue $20.0 million of ARCALYST® net product sales, which included $15.2 million of ARCALYST® net product sales made during the period and $4.8 million of previously deferred net product sales. For the nine months ended September 30, 2009, we recognized as revenue $13.4 million of ARCALYST® net product sales.

Contract Research and Other Revenue

     Contract research and other revenue for the first nine months of 2010 and 2009 included $3.5 million and $4.4 million, respectively, recognized in connection with our five-year grant from the NIH, which we were awarded in September 2006 as part of the NIH’s Knockout Mouse Project.

Expenses

     Total operating expenses increased to $410.1 million in the first nine months of 2010 from $317.2 million in the same period of 2009. Our average headcount increased to 1,206 in the first nine months of 2010 from 967 in the same period of 2009 principally as a result of our expanding research and development activities, which are primarily attributable to our antibody collaboration with sanofi-aventis.

     Operating expenses in the first nine months of 2010 and 2009 include a total of $26.3 million and $22.6 million, respectively, of Non-cash Compensation Expense, as detailed below:

	For the nine months ended September 30, 2010
	Expenses before
	inclusion of Non-cash	Non-cash
Expenses	Compensation	Compensation	Expenses as
(In millions)	Expense	Expense	Reported
Research and development	$348.7	$15.3	$364.0
Selling, general, and administrative	33.6	11.0	44.6
Cost of goods sold	1.5		1.5
Total operating expenses	$383.8	$26.3	$410.1

	For the nine months ended September 30, 2009
	Expenses before
	inclusion of Non-cash	Non-cash
Expenses	Compensation	Compensation	Expenses as
(In millions)	Expense	Expense	Reported
Research and development	$266.0	$14.0	$280.0
Selling, general, and administrative	27.3	8.6	35.9
Cost of goods sold	1.3		1.3
Total operating expenses	$294.6	$22.6	$317.2

Research and Development Expenses

     Research and development expenses increased to $364.0 million in the first nine months of 2010 from $280.0 million in the same period of 2009. The following table summarizes the major categories of our research and development expenses for the nine months ended September 30, 2010 and 2009:

	For the nine months ended
Research and Development Expenses	September 30,
(In millions)	2010	2009	Increase
Payroll and benefits (1)	$94.3	$71.0	$23.3
Clinical trial expenses	83.8	78.9	4.9
Clinical manufacturing costs (2)	72.6	46.0	26.6
Research and other development costs	40.4	29.5	10.9
Occupancy and other operating costs	38.3	27.9	10.4
Cost-sharing of Bayer HealthCare VEGF
Trap-Eye development expenses (3)	34.6	26.7	7.9
Total research and development expenses	$364.0	$280.0	$84.0

(1)	Includes $13.1 million and $11.8 million of Non-cash Compensation Expense for the nine months ended September 30, 2010 and 2009, respectively.

(2)	Represents the full cost of manufacturing drug for use in research, preclinical development, and clinical trials, including related payroll and benefits, Non-cash Compensation Expense, manufacturing materials and supplies, depreciation, and occupancy costs of our Rensselaer manufacturing facility. Includes $2.2 million of Non-cash Compensation Expense for both the nine months ended September 30, 2010 and 2009.

(3)	Under our collaboration with Bayer HealthCare, in periods when Bayer HealthCare incurs VEGF Trap-Eye development expenses, we also recognize, as additional research and development expense, the portion of Bayer HealthCare’s VEGF Trap-Eye development expenses that we are obligated to reimburse. Bayer HealthCare provides us with estimated VEGF Trap-Eye development expenses for the most recent fiscal quarter. Bayer HealthCare’s estimate is reconciled to its actual expenses for such quarter in the subsequent fiscal quarter and our portion of its VEGF Trap-Eye development expenses that we are obligated to reimburse is adjusted accordingly.

     Payroll and benefits increased principally due to the increase in employee headcount, as described above. Clinical trial expenses increased due primarily to higher costs related to our clinical development programs for VEGF Trap-Eye, principally in connection with our COPERNICUS trial in CRVO, and certain monoclonal antibody candidates, which are in earlier stage clinical development, partly offset by lower costs related to our Phase 3 clinical development program for ARCALYST® in gout. Clinical manufacturing costs increased primarily due to higher facility-related costs in connection with the expansion of our manufacturing capacity at our Rensselaer facility. In addition, we incurred higher costs related to manufacturing clinical supplies of VEGF Trap-Eye, ARCALYST®, and certain monoclonal antibodies partly offset by lower costs related to manufacturing clinical supplies of aflibercept. Research and other development costs increased primarily due to higher costs associated with our VEGF Trap-Eye, ARCALYST®, and antibody programs. Occupancy and other operating costs increased principally in connection with our higher headcount, expanded research and development activities, and new and expanded leased laboratory and office facilities in Tarrytown, New York. Cost-sharing of Bayer HealthCare’s VEGF Trap-Eye development expenses increased primarily due to higher costs in connection with the VIEW 2 trial in wet AMD and the GALILEO trial in CRVO, both of which are being conducted by Bayer HealthCare.

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

	For the nine months ended
Project Costs	September 30,		Increase
(In millions)	2010	2009	(Decrease)
ARCALYST®	$48.2	$49.1	$(0.9)
VEGF Trap-Eye	98.0	77.7	20.3
Aflibercept	9.8	17.7	(7.9)
REGN88	20.7	27.5	(6.8)
Other antibody candidates in clinical development	68.7	19.4	49.3
Other research programs & unallocated costs	118.6	88.6	30.0
Total research and development expenses	$364.0	$280.0	$84.0

     For the reasons described above under “Research and Development Expenses” for the three months ended September 30, 2010 and 2009, and due to the variability in the costs necessary to develop a product and the uncertainties related to future indications to be studied, the estimated cost and scope of the projects, and our ultimate ability to obtain governmental approval for commercialization, accurate and meaningful estimates of the total cost to bring our product candidates to market are not available. Similarly, we are currently unable to reasonably estimate if our product candidates in clinical development will generate material product revenues and net cash inflows. In 2008, we received FDA approval for ARCALYST® for the treatment of CAPS, a group of rare, inherited auto-inflammatory diseases that affect a very small group of people. We currently do not expect to generate material product revenues and net cash inflows from the sale of ARCALYST® for the treatment of CAPS.

Selling, General, and Administrative Expenses

     Selling, general, and administrative expenses increased to $44.6 million in the first nine months of 2010 from $35.9 million in the same period of 2009. In the first nine months of 2010, we incurred higher compensation expense due primarily to increases in headcount, higher Non-cash Compensation Expense, higher recruitment costs, and higher patent-related costs associated with our monoclonal antibody programs.

Cost of Goods Sold

     Cost of goods sold related to ARCALYST® sales, which consisted primarily of royalties and other period costs, totaled $1.5 million and $1.3 million for the nine months ended September 30, 2010 and 2009, respectively. To date, ARCALYST® shipments to our customers have consisted of supplies of inventory manufactured and expensed prior to FDA approval of ARCALYST® for the treatment of CAPS in February 2008; therefore, the costs of these supplies were not included in costs of goods sold.

Other Income and Expense

     Investment income decreased to $1.5 million in the first nine months of 2010 from $3.9 million in the comparable period of 2009, primarily due to lower average balances of, and lower yields on, cash and marketable securities and a $0.1 million other-than-temporary impairment charge. Interest expense of $6.7 million and $0.6 million in the first nine months of 2010 and 2009, respectively, was attributable to the imputed interest portion of payments to our landlord to lease newly constructed laboratory and office facilities in Tarrytown, New York. These payments commenced in the third quarter of 2009.

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

Nine months ended September 30, 2010 and 2009

     At September 30, 2010, we had $520.4 million in cash, cash equivalents, restricted cash, and marketable securities compared with $390.0 million at December 31, 2009. In February 2010, we received $47.5 million from our landlord in connection with tenant improvement costs for the new laboratory and office facilities that we lease in Tarrytown, New York. In February and June 2010, we received $20.0 million annual technology licensing payments from both AstraZeneca and Astellas. In August 2010, we received a $165.0 million up-front payment in connection with the amendment and extension of our VelocImmune license agreement with Astellas, as described above under “Antibody Collaboration and License Agreements.”

Cash Provided by (Used in) Operating Activities:

     Net cash provided by operating activities was $138.0 million in the first nine months of 2010 and net cash used in operating activities was $25.8 million in the first nine months of 2009. Our net losses of $89.9 million in the first nine months of 2010 and $31.3 million in the first nine months of 2009 included $26.3 million and $22.6 million, respectively, of Non-cash Compensation Expense, and $13.6 million and $9.3 million, respectively, of depreciation and amortization.

     At September 30, 2010, accounts receivable increased by $16.7 million, compared to end-of-year 2009, primarily due to a higher receivable balance related to our antibody collaboration with sanofi-aventis. Also, our deferred revenue balances at September 30, 2010 increased by $172.7 million, compared to end-of-year 2009, primarily due to (i) the receipt of the $165.0 million up-front payment from Astellas, as described above, which was deferred and will be recognized ratably over the seven-year period commencing in mid-2011, (ii) the receipt of the $20.0 million payments from AstraZeneca and Astellas, as described above, which were deferred and are being recognized ratably over the ensuing year, and (iii) sanofi-aventis’ funding of $21.1 million of agreed-upon costs incurred by us during the first nine months of 2010 to expand our manufacturing capacity at our Rensselaer facilities, which was deferred and is being recognized as collaboration revenue prospectively over the related performance period in conjunction with the original $85.0 million up-front payment received from sanofi-aventis. These increases were partially offset by amortization of previously received deferred payments under our sanofi-aventis and Bayer HealthCare collaborations. At September 30, 2010, accounts payable, accrued expenses, and other liabilities increased by $28.4 million, compared to end-of-year 2009, primarily in connection with our expanded levels of activities and expenditures, including higher liabilities for payroll and related costs and clinical trial expenses.

     At September 30, 2009, accounts receivable increased by $32.6 million, compared to end-of-year 2008, primarily due to a higher receivable balance related to our antibody collaboration with sanofi-aventis. Also, our deferred revenue balances at September 30, 2009 decreased by $11.4 million, compared to end-of-year 2008, primarily due to the amortization of previously received deferred payments under our collaborations with sanofi-aventis and Bayer HealthCare. This decrease was partly offset by the receipt of $20.0 million payments from AstraZeneca and Astellas in February and June 2009, respectively, which were deferred and recognized ratably over the ensuing year. At September 30, 2009, accounts payable, accrued expenses, and other liabilities increased by $18.0 million compared to end-of-year 2008. The increase was due primarily to higher liabilities for clinical trial and payroll-related costs, partially offset by a $7.0 million decrease in the cost-sharing payment due to Bayer HealthCare at September 30, 2009 compared to December 31, 2008 in connection with the companies’ VEGF Trap-Eye collaboration.

Cash (Used in) Provided by Investing Activities:

     Net cash used in investing activities was $80.4 million in the first nine months of 2010 and net cash provided by investing activities was $19.3 million in the first nine months of 2009. In the first nine months of 2010, purchases of marketable securities exceeded sales or maturities by $11.2 million, whereas in the first nine months of 2009, sales or maturities of marketable securities exceeded purchases by $94.3 million. Capital expenditures in the first nine months of 2010 and 2009 included costs in connection with expanding our manufacturing capacity at our Rensselaer, New York facilities and tenant improvements and related costs in connection with our leased office and laboratory facilities in Tarrytown, New York.

Cash Provided by Financing Activities:

     Net cash provided by financing activities was $60.5 million in the first nine months of 2010 and $9.0 million in the first nine months of 2009. In the first nine months of 2010 and 2009, we received $47.5 million and $5.2 million, respectively, from our landlord in connection with tenant improvement costs for our new Tarrytown facilities, which we recognized as additional facility lease obligations since we are deemed to own these facilities in accordance with FASB authoritative guidance. In addition, proceeds from issuances of Common Stock in connection with exercises of employee stock options were $13.8 million in the first nine months of 2010 and $4.6 million in the first nine months of 2009.

Fair Value of Marketable Securities:

     At September 30, 2010 and December 31, 2009, we held marketable securities whose aggregate fair value totaled $191.7 million and $181.3 million, respectively. The composition of our portfolio of marketable securities on these dates was as follows:

	September 30, 2010		December 31, 2009
Investment type	Fair Value	Percent	Fair Value	Percent
U.S. government agency securities	$115.3	60%	$29.6	16%
U.S. Treasury securities			80.4	44%
U.S. government-guaranteed corporate bonds	66.1	34%	48.7	27%
U.S. government guaranteed collateralized mortgage
obligations	2.6	2%	3.7	2%
Corporate bonds			10.3	6%
Mortgage-backed securities	1.5	1%	3.2	2%
Equity security	4.0	2%	5.4	3%
Other	2.2	1%
Total marketable securities	$191.7	100%	$181.3	100%

     In addition, at September 30, 2010 and December 31, 2009, we had $328.7 million and $208.7 million, respectively, of cash, cash equivalents, and restricted cash, primarily held in money market funds that invest in U.S. government securities.

     During 2009 and 2010 to date, as marketable securities in our portfolio matured or paid down, we purchased higher quality securities such as U.S. government agency obligations, U.S. government-guaranteed debt, and U.S. Treasury securities. This shift in our investment portfolio, which we initiated in 2008, has reduced the risk profile, as well as the overall yield, of our portfolio.

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

Extension of License Agreement with Astellas

     As described above under “Antibody Collaboration and License Agreements,” in July 2010, the non-exclusive license agreement with Astellas was amended and extended through June 2023. Under the terms of the amended agreement, Astellas made a $165.0 million up-front payment to us in August 2010, and will make a $130.0 million payment to us in June 2018 unless the license agreement has been terminated prior to that date.

Public Offering of Common Stock

     In October 2010, the Company completed an underwritten public offering of approximately 6.3 million shares of Common Stock and received net proceeds of approximately $174.7 million. We intend to use the net proceeds from this offering for general corporate purposes.

Capital Expenditures:

     Our cash expenditures for property, plant, and equipment totaled $67.4 million and $75.0 million for the first nine months of 2010 and 2009, respectively. We expect to incur capital expenditures of approximately $30 to $50 million during the remainder of 2010 and approximately $40 to $70 million in 2011, primarily in connection with expanding our Rensselaer, New York manufacturing facilities and tenant improvements at our leased Tarrytown facilities. As described above, in February 2010, we received $47.5 million from our landlord in connection with tenant improvement costs in Tarrytown. In addition, as described above, sanofi-aventis has funded $21.1 million of agreed-upon capital expenditures incurred by us during the first nine months of 2010 to expand our manufacturing capacity at our Rensselaer facilities, which was either received or receivable at September 30, 2010. We expect to be reimbursed for a portion of additional capital expenditures in 2010 and 2011 for our Rensselaer facilities by sanofi-aventis, with the remaining amount to be funded by our existing capital resources.

Funding Requirements:

     We expect to continue to incur substantial funding requirements primarily for research and development activities (including preclinical and clinical testing). Before taking into account reimbursements from our collaborators, and exclusive of anticipated funding for capital expenditures as described above, we currently anticipate that approximately 65-75% of our expenditures for 2010 will be directed toward the clinical development of product candidates, including ARCALYST®, aflibercept, VEGF Trap-Eye, and clinical stage monoclonal antibodies; approximately 15-25% of our expenditures for 2010 will be applied to our basic research and preclinical activities; and the remainder of our expenditures for 2010 will be used for the continued development of our novel technology platforms and general corporate purposes. While we expect that funding requirements for our research and development activities will continue to increase in 2010, we also expect that a greater proportion of our research and development expenditures will be reimbursed by our collaborators, especially in connection with our antibody collaboration with sanofi-aventis.

     The amount we need to fund operations will depend on various factors, including the status of competitive products, the success of our research and development programs, the potential future need to fund costs to commercialize our product candidates, the potential future need to expand our professional and support staff and facilities, the status of patents and other intellectual property rights, the delay or failure of a clinical trial of any of our potential drug candidates, and the continuation, extent, and success of our collaborations with sanofi-aventis and Bayer HealthCare. Clinical trial costs are dependent, among other things, on the size and duration of trials, fees charged for services provided by clinical trial investigators and other third parties, the costs for manufacturing the product candidate for use in the trials, and for supplies, laboratory tests, and other expenses. The amount of funding that will be required for our clinical programs depends upon the results of our research and preclinical programs and early-stage clinical trials, regulatory requirements, the duration and results of clinical trials underway and of additional clinical trials that we decide to initiate, and the various factors that affect the cost of each trial as described above. Currently, we are required to remit royalties on product sales of ARCALYST® for the treatment of CAPS. In the future, if we are able to successfully develop, market, and sell ARCALYST® for other indications or certain of our product candidates, we may be required to pay royalties or otherwise share the profits generated on such sales in connection with our collaboration and licensing agreements.

     We expect that expenses related to the filing, prosecution, defense, and enforcement of patents and other intellectual property will continue to be substantial.

     We believe that our existing capital resources, including funding we are entitled to receive under our collaboration agreements and the net proceeds from our October 2010 public offering of Common Stock, will enable us to meet operating needs through at least 2013. However, this is a forward-looking statement based on our current operating plan, and there may be a change in projected revenues or expenses that would lead to our capital being consumed significantly before such time. For example, if we choose to commercialize products that are not licensed to a third party, we could incur substantial pre-marketing and commercialization expenses that could lead us to consume our cash at a faster rate. If there is insufficient capital to fund all of our planned operations and activities, we would expect to prioritize available capital to fund selected preclinical and clinical development programs or license selected products.

     Other than a $3.4 million letter of credit issued to our landlord in connection with our lease for facilities in Tarrytown, New York, we have no off-balance sheet arrangements. In addition, we do not guarantee the obligations of any other entity. As of September 30, 2010, we had no established banking arrangements through which we could obtain short-term financing or a line of credit. In the event we need additional financing for the operation of our business, we will consider collaborative arrangements and additional public or private financing, including additional equity financing. In October 2010, we filed a shelf registration statement on Form S-3 registering the sale, in one or more offerings, of an indeterminate amount of equity or debt securities, together or separately. Our October 2010 public offering of approximately 6.3 million shares of Common Stock was completed under this shelf registration statement; however, there is no assurance that we will be able to complete any additional offerings of securities. Factors influencing the availability of additional financing include our progress in product development, investor perception of our prospects, and the general condition of the financial markets. We may not be able to secure the necessary funding through new collaborative arrangements or additional public or private offerings. If we cannot raise adequate funds to satisfy our capital requirements, we may have to delay, scale-back, or eliminate certain of our research and development activities or future operations. This could materially harm our business.

Future Impact of Recently Issued Accounting Standards

     In March 2010, the FASB amended its authoritative guidance on the milestone method of revenue recognition. The milestone method of revenue recognition has now been codified as an acceptable revenue recognition model when a milestone is deemed to be substantive. This guidance may be applied retrospectively to all arrangements or prospectively for milestones achieved after the adoption of the guidance. We will adopt this amended guidance for the fiscal year beginning January 1, 2011. Management does not anticipate that the adoption of this guidance will have a material impact on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk:

     Our earnings and cash flows are subject to fluctuations due to changes in interest rates principally in connection with our investment of excess cash in direct obligations of the U.S. government and its agencies, other debt securities guaranteed by the U.S. government, and money market funds that invest in U.S. government securities and, to a lesser extent, investment grade debt securities issued by corporations, bank deposits, and asset-backed securities. We do not believe we are materially exposed to changes in interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We estimate that a one percent unfavorable change in interest rates would have resulted in approximately a $0.4 million and $0.9 million decrease in the fair value of our investment portfolio at September 30, 2010 and 2009, respectively.

Credit Quality Risk:

     We have an investment policy that includes guidelines on acceptable investment securities, minimum credit quality, maturity parameters, and concentration and diversification. Nonetheless, deterioration of the credit quality of an investment security subsequent to purchase may subject us to the risk of not being able to recover the full principal value of the security. We have recognized other-than-temporary impairment charges related to certain marketable securities of $2.5 million, $0.1 million, and $0.1 million in 2008, 2009, and the first nine months of 2010, respectively.

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

     There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

     From inception on January 8, 1988 through September 30, 2010, we had a cumulative loss of $1.0 billion. If we continue to incur operating losses and fail to become a profitable company, we may be unable to continue our operations. In the absence of substantial revenue from the sale of products or other sources, the amount, timing, nature or source of which cannot be predicted, our losses will continue as we conduct our research and development activities.

We may need additional funding in the future, which may not be available to us, and which may force us to delay, reduce or eliminate our product development programs or commercialization efforts.

     We will need to expend substantial resources for research and development, including costs associated with clinical testing of our product candidates. We believe our existing capital resources, including funding we are entitled to receive under our collaboration agreements and the net proceeds from our October 2010 public offering of Common Stock, will enable us to meet operating needs through at least 2013; however, one or more of our VelocImmune® licenses or collaboration agreements may terminate, our projected revenue may decrease, or our expenses may increase and that would lead to our capital being consumed significantly before such time. Our expenses may increase for many reasons, including for expenses in connection with the commercial launch of our products, for expenses related to new clinical trials testing ARCALYST® or VEGF Trap-Eye, or for the potential requirement for us to fund 20% of Phase 3 clinical trial costs for any of our antibody product candidates pursuant to the terms of our collaboration with sanofi-aventis.

     We may require additional financing in the future and we may not be able to raise such additional funds. If we are able to obtain additional financing through the sale of equity or convertible debt securities, such sales may be dilutive to our shareholders. Debt financing arrangements may require us to pledge certain assets or enter into covenants that would restrict our business activities or our ability to incur further indebtedness and may contain other terms that are not favorable to our shareholders. In October 2010, we filed a shelf registration statement on Form S-3 registering the sale, in one or more offerings, of an indeterminate amount of equity or debt securities, together or separately. Our October 2010 public offering of approximately 6.3 million shares of Common Stock was completed under this shelf registration statement; however, there is no assurance that we will be able to complete any additional offerings of securities. If we are unable to raise sufficient funds to complete the development of our product candidates, we may face delay, reduction or elimination of our research and development programs or preclinical or clinical trials, in which case our business, financial condition or results of operations may be materially harmed.

The value of our investment portfolio, which includes cash, cash equivalents, and marketable securities, is influenced by varying economic and market conditions. A decrease in the value of an asset in our investment portfolio or a default by the issuer may result in our inability to recover the principal we invested and/or a recognition of a loss charged against income.

     As of September 30, 2010, cash, cash equivalents, restricted cash, and marketable securities totaled $520.4 million and represented 55% of our total assets. We have invested our excess cash primarily in direct obligations of the U.S. government and its agencies, other debt securities guaranteed by the U.S. government, and money market funds that invest in U.S. government securities and, to a lesser extent, investment grade debt securities issued by corporations, bank deposits, and asset-backed securities. We consider assets classified as marketable securities to be “available-for-sale,” as defined by FASB authoritative guidance. Marketable securities totaled $191.7 million at September 30, 2010, are carried at fair value, and the unrealized gains and losses are included in other accumulated comprehensive income (loss) as a separate component of stockholders’ equity. If the decline in the value of a security in our investment portfolio is deemed to be other-than-temporary, we write down the security to its current fair value and recognize a loss which may be fully charged against income. For example, we recognized other-than-temporary impairment charges related to certain marketable securities of $2.5 million, $0.1 million, and $0.1 million in 2008, 2009, and the first nine months of 2010, respectively. The current economic environment, the deterioration in the credit quality of some of the issuers of securities that we hold, and the continued volatility of securities markets increase the risk that we may not recover the principal we invested and/or there may be further declines in the market value of securities in our investment portfolio. As a result, we may incur additional charges against income in future periods for other-than-temporary impairments or realized losses upon a security’s sale or maturity, and such amounts may be material.

Risks Related to ARCALYST® (rilonacept) and the Development of Our Product Candidates

Successful development of any of our product candidates is highly uncertain.

     Only a small minority of all research and development programs ultimately result in commercially successful drugs. Even if clinical trials demonstrate the safety and effectiveness of any of our product candidates for a specific disease and the necessary regulatory approvals are obtained, the commercial success of any of our product candidates will depend upon their acceptance by patients, the medical community, and third-party payers and on our partners’ ability to successfully manufacture and commercialize our product candidates. Our product candidates are delivered either by intravenous infusion or by intravitreal or subcutaneous injections, which are generally less well received by patients than tablet or capsule delivery. If our products are not successfully commercialized, we will not be able to recover the significant investment we have made in developing such products and our business would be severely harmed.

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

     We and our third party providers are required to maintain compliance with cGMP, and are subject to inspections by the FDA or comparable agencies in other jurisdictions to confirm such compliance. Changes of suppliers or modifications of methods of manufacturing may require amending our application to the FDA and acceptance of the change by the FDA prior to release of product. Because we produce multiple product candidates at our facility in Rensselaer, New York, there are increased risks associated with cGMP compliance. Our inability, or the inability of our third party service providers, to demonstrate ongoing cGMP compliance could require us to engage in lengthy and expensive remediation efforts, withdraw or recall product, halt or interrupt clinical trials, and/or interrupt commercial supply of our marketed product. Any delay, interruption or other issues that arise in the manufacture, fill-finish, packaging, or storage of our marketed product and product candidates as a result of a failure of our facilities or the facilities or operations of third parties to pass any regulatory agency inspection or maintain cGMP compliance could significantly impair our ability to develop and commercialize our products. Any finding of non-compliance could increase our costs, cause us to delay the development of our product candidates, and cause us to lose revenue from our marketed product.

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
     The enactment in the U.S. of the Patient Protection and Affordable Care Act, or PPACA, potential regulations easing the entry of competing follow-on biologics in the marketplace, new legislation or implementation of existing statutory provisions on importation of lower-cost competing drugs from other jurisdictions, and legislation on comparative effectiveness research are examples of previously enacted and possible future changes in laws that could adversely affect our business.

Risks Related to Our Reliance on Third Parties

If our antibody collaboration with sanofi-aventis is terminated, our business operations and our ability to discover, develop, manufacture, and commercialize our pipeline of product candidates in the time expected, or at all, would be materially harmed.

     We rely heavily on funding from sanofi-aventis to support our target discovery and antibody research and development programs. Sanofi-aventis has committed to pay up to $1.28 billion between 2010 and 2017 to fund our efforts to identify and validate drug discovery targets and pre-clinically develop fully human monoclonal antibodies against such targets. In addition, sanofi-aventis funds almost all of the development expenses incurred by both companies in connection with the clinical development of antibodies that sanofi-aventis elects to co-develop with us. We rely on sanofi-aventis to fund these activities. In addition, with respect to those antibodies that sanofi-aventis elects to co-develop with us, such as REGN88, REGN421, REGN475, REGN727, and REGN668, we rely on sanofi-aventis to lead much of the clinical development efforts and assist with obtaining regulatory approval, particularly outside the United States. We also rely on sanofi-aventis to lead the commercialization efforts to support all of the antibody products that are co-developed by sanofi-aventis and us. If sanofi-aventis does not elect to co-develop the antibodies that we discover or opts-out of their development, we would be required to fund and oversee on our own the clinical trials, any regulatory responsibilities, and the ensuing commercialization efforts to support our antibody products. If sanofi-aventis terminates the antibody collaboration or fails to comply with its payment obligations thereunder, our business, financial condition, and results of operations would be materially harmed. We would be required to either expend substantially more resources than we have anticipated to support our research and development efforts, which could require us to seek additional funding that might not be available on favorable terms or at all, or materially cut back on such activities. While we cannot assure you that any of the antibodies from this collaboration will ever be successfully developed and commercialized, if sanofi-aventis does not perform its obligations with respect to antibodies that it elects to co-develop, our ability to develop, manufacture, and commercialize these antibody product candidates will be significantly adversely affected.

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

     The National Eye Institute and others are conducting long-term, controlled clinical trials comparing Lucentis (Genentech) to Avastin (Genentech) in the treatment of wet AMD. Data from these trials are expected in 2011. Even if VEGF Trap-Eye is ever approved for sale for the treatment of eye diseases, it may be difficult for our drug to compete against Lucentis (Genentech), because doctors and patients will have significant experience using this medicine. Moreover, the relatively low cost of therapy with Avastin (Genentech) in patients with wet AMD presents a significant competitive challenge in this indication. While we believe that aflibercept would not be well tolerated if administered directly to the eye, if aflibercept is ever approved for the treatment of certain cancers, there is a risk that third parties will attempt to repackage aflibercept for use and sale for the treatment of wet AMD and other diseases of the eye, which would present a potential low-cost competitive threat to the VEGF Trap-Eye if it is ever approved for sale.

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

     Currently, inexpensive, oral therapies such as analgesics and other non-steroidal anti-inflammatory drugs are used as the standard of care to treat the symptoms of gout diseases. These established, inexpensive, orally delivered drugs will make it difficult for us to successfully commercialize ARCALYST® in these diseases.

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

     In addition to potential restrictions on coverage, the amount of reimbursement for our products may also reduce our profitability. Government and other third-party payers are challenging the prices charged for healthcare products and increasingly limiting, and attempting to limit, both coverage and level of reimbursement for prescription drugs. In March 2010, the Patient Protection and Affordable Care Act, or PPACA, and a related reconciliation bill were enacted in the U.S. This legislation imposes cost containment measures that are likely to adversely affect the amount of reimbursement for our future products. The full effects of this legislation are unknown at this time and will not be known until regulations and guidance are issued by the Centers for Medicare and Medicaid Services and other federal and state agencies. Some states are also considering legislation that would control the prices of drugs, and state Medicaid programs are increasingly requesting manufacturers to pay supplemental rebates and requiring prior authorization by the state program for use of any drug for which supplemental rebates are not being paid. It is likely that federal and state legislatures and health agencies will continue to focus on additional health care reform in the future that will impose additional constraints on prices and reimbursements for our products.

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

     A small number of our shareholders beneficially own a substantial amount of our Common Stock. As of September 30, 2010, our six largest shareholders plus Leonard Schleifer, M.D, Ph.D., our Chief Executive Officer, beneficially owned 62.5% of our outstanding shares of Common Stock, assuming, in the case of our Chief Executive Officer, the conversion of his Class A Stock into Common Stock and the exercise of all options held by him which are exercisable within 60 days of September 30, 2010. As of September 30, 2010, sanofi-aventis beneficially owned 14,799,552 shares of Common Stock, representing approximately 18.5% of the shares of Common Stock then outstanding. Under our investor agreement, as amended, with sanofi-aventis, sanofi-aventis may not sell these shares until December 20, 2017 except under limited circumstances and subject to earlier termination of these restrictions upon the occurrence of certain events. Notwithstanding these restrictions, if sanofi-aventis, or our other significant shareholders or we, sell substantial amounts of our Common Stock in the public market, or the perception that such sales may occur exists, the market price of our Common Stock could fall. Sales of Common Stock by our significant shareholders, including sanofi-aventis, also might make it more difficult for us to raise funds by selling equity or equity-related securities in the future at a time and price that we deem appropriate.

Our existing shareholders may be able to exert significant influence over matters requiring shareholder approval.

     Holders of Class A Stock, who are generally the shareholders who purchased their stock from us before our initial public offering, are entitled to ten votes per share, while holders of Common Stock are entitled to one vote per share. As of September 30, 2010, holders of Class A Stock held 21.4% of the combined voting power of all shares of Common Stock and Class A Stock then outstanding. These shareholders, if acting together, would be in a position to significantly influence the election of our directors and to effect or prevent certain corporate transactions that require majority or supermajority approval of the combined classes, including mergers and other business combinations. This may result in our taking corporate actions that other shareholders may not consider to be in their best interest and may affect the price of our Common Stock. As of September 30, 2010:
  our current executive officers and directors beneficially owned 13.6% of our outstanding shares of Common Stock, assuming conversion of their Class A Stock into Common Stock and the exercise of all options held by such persons which are exercisable within 60 days of September 30, 2010, and 28.0% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by such persons which are exercisable within 60 days of September 30, 2010; and
  our six largest shareholders plus Leonard S. Schleifer, M.D., Ph.D. our Chief Executive Officer, beneficially owned 62.5% of our outstanding shares of Common Stock, assuming, in the case of our Chief Executive Officer, the conversion of his Class A Stock into Common Stock and the exercise of all options held by him which are exercisable within 60 days of September 30, 2010. In addition, these seven shareholders held 65.5% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by our Chief Executive Officer which are exercisable within 60 days of September 30, 2010.
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

ITEM 6. EXHIBITS

     (a) Exhibits

Exhibit
Number	Description
10.1*	-	Amendment to the Non Exclusive License and Material Transfer Agreement, dated as of March 30, 2007 by and between Astellas Pharma Inc. and the Registrant, dated as of July 28, 2010.
31.1	-	Certification of CEO pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	-	Certification of CFO pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32	-	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.
101	-	Interactive Data File
101.INS	-	XBRL Instance Document
101.SCH	-	XBRL Taxonomy Extension Schema
101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	-	XBRL Taxonomy Extension Label Linkbase
101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	-	XBRL Taxonomy Extension Definition Document
____________________ * Portions of this document have been omitted and filed separately with the Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Regeneron Pharmaceuticals, Inc.

Date: October 28, 2010	By: /s/ Murray A. Goldberg

Murray A. Goldberg
Senior Vice President, Finance & Administration,
Chief Financial Officer, Treasurer, and
Assistant Secretary
(Principal Financial Officer and
Duly Authorized Officer)