Form 10-K
period 2010-12-31
REGENERON PHARMACEUTICALS INC
filed 2011-02-17
CIK 872589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-K
_______________

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number 0-19034

REGENERON PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

New York	13-3444607
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No)

777 Old Saw Mill River Road, Tarrytown, NewYork	10591-6707
(Address of principal executive offices)	(Zip code)

(914) 347-7000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock - par value $.001 per share	NASDAQ Global Select Market

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $1,726,149,000, computed by reference to the closing sales price of the stock on NASDAQ on June 30, 2010, the last trading day of the registrant’s most recently completed second fiscal quarter.
     The number of shares outstanding of each of the registrant’s classes of common stock as of February 11, 2011:

Class of Common Stock	Number of Shares
Class A Stock, $.001 par value	2,182,036
Common Stock, $.001 par value	87,777,008

DOCUMENTS INCORPORATED BY REFERENCE:
     Specified portions of the Registrant’s definitive proxy statement to be filed in connection with solicitation of proxies for its 2011 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K. Exhibit index is located on pages 67 to 71 of this filing.

PART I

ITEM 1. BUSINESS

     This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties relating to future events and the future financial performance of Regeneron Pharmaceuticals, Inc., and actual events or results may differ materially. These statements concern, among other things, the nature, timing, and possible success and therapeutic applications of our product candidates and research programs now underway or planned, the likelihood and timing of possible regulatory approval and commercial launch of our late-stage product candidates, the commercial success of our marketed product, and the future sources and uses of capital and our financial needs. These statements are made by us based on management’s current beliefs and judgment. In evaluating such statements, shareholders and potential investors should specifically consider the various factors identified under the caption “Risk Factors” which could cause actual events and results to differ materially from those indicated by such forward-looking statements. We do not undertake any obligation to update publicly any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law.

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

     We have 11 product candidates in clinical development, including three that are in late-stage, (Phase 3). All of these product candidates were discovered in our research laboratories. Our late-stage programs are VEGF Trap-Eye (aflibercept ophthalmic solution), which is being developed using intraocular delivery for the treatment of serious eye diseases; ARCALYST®, which is being developed for the prevention of gout flares in patients initiating uric acid-lowering treatment; and aflibercept (VEGF Trap), which is being developed in oncology in collaboration with the sanofi-aventis Group. Our earlier stage clinical programs include the following fully human antibodies, which are being developed in collaboration with sanofi-aventis:
  REGN727, an antibody to Proprotein Convertase Substilisin/Kexin type 9 (PCSK9) for low-density lipoprotein (LDL) cholesterol reduction;

  REGN88, an antibody to the interleukin-6 receptor (IL-6R), which is being developed in rheumatoid arthritis and ankylosing spondylitis;

  REGN668, an antibody to the interleukin-4 receptor (IL-4R), which is being developed in atopic dermatitis and asthma;

  REGN421, an antibody to Delta-like ligand-4 (Dll4), a novel angiogenesis target, which is being developed in oncology,

  REGN910, an antibody to Angiopoietin-2 (ANG2), another novel angiogenesis target, which is being developed in oncology;

  REGN475, an antibody to Nerve Growth Factor (NGF), which is being developed for the treatment of pain (currently on clinical hold); and

  REGN728 and REGN846, two antibodies in clinical development against undisclosed targets.
     Our core business strategy is to maintain a strong foundation in basic scientific research and discovery-enabling technologies, to combine that foundation with our clinical development and manufacturing capabilities, and to continue to expand our commercialization capabilities in anticipation of possible regulatory approval and launch of one or more of our late-stage product candidates. Our long-term objective is to build a successful, integrated, multi-product biopharmaceutical company that provides patients and medical professionals with innovative options for preventing and treating human diseases.

    We believe that our ability to develop product candidates is enhanced by the application of our VelociSuite™ technology platforms. Our discovery platforms are designed to identify specific proteins of therapeutic interest for a particular disease or cell type and validate these targets through high-throughput production of genetically modified mice using our VelociGene® technology to understand the role of these proteins in normal physiology, as well as in models of disease. Our human monoclonal antibody technology (VelocImmune®) and cell line expression technologies (VelociMab®) may then be utilized to discover and produce new product candidates directed against the disease target. Our antibody product candidates currently in clinical trials were developed using VelocImmune®. Under the terms of our antibody collaboration with sanofi-aventis, which was expanded during 2009, we plan to advance an average of four to five new antibody product candidates into clinical development each year, for an anticipated total of 30-40 candidates from 2010 through 2017. We continue to invest in the development of enabling technologies to assist in our efforts to identify, develop, manufacture, and commercialize new product candidates.

Commercial Product:

ARCALYST® – CAPS

     Net product sales of ARCALYST® in 2010 were $25.3 million, which included $20.5 million of ARCALYST® net product sales made in 2010 and $4.8 million of previously deferred net product sales, as described below under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.” In 2009, we recognized $18.4 million of ARCALYST® net product sales.

     ARCALYST® is a protein-based product designed to bind the interleukin-1 (called IL-1) cytokine and prevent its interaction with cell surface receptors. ARCALYST® is available for prescription in the United States for the treatment of CAPS, including FCAS and MWS in adults and children 12 and older. CAPS are a group of rare, inherited, auto-inflammatory conditions characterized by life-long, recurrent symptoms of rash, fever/chills, joint pain, eye redness/pain, and fatigue. Intermittent, disruptive exacerbations or flares can be triggered at any time by exposure to cooling temperatures, stress, exercise, or other unknown stimuli.

Clinical Programs:

1. VEGF Trap-Eye – Ophthalmologic Diseases

     VEGF Trap-Eye is a specially purified and formulated form of VEGF Trap, which is being developed for use in intraocular applications. We, together with our ex-U.S. collaborator Bayer HealthCare LLC, are evaluating VEGF Trap-Eye in Phase 3 programs in patients with the neovascular form of age-related macular degeneration (wet AMD), central retinal vein occlusion (CRVO), and choroidal neovascularisation (CNV) of the retina as a result of pathologic myopia. We and Bayer HealthCare conducted a Phase 2 study of VEGF Trap-Eye in patients with diabetic macular edema (DME) and are discussing plans to initiate Phase 3 studies in DME. Wet AMD, diabetic retinopathy (which includes DME), and retinal vein occlusion are three of the leading causes of adult blindness in the developed world. In these conditions, severe visual loss is caused by a combination of retinal edema and neovascular proliferation.

     The Phase 3 trials in wet AMD, known as VIEW 1 and VIEW 2 (VEGF Trap: Investigation of Efficacy and Safety in Wet age-related macular degeneration), compared VEGF Trap-Eye and Lucentis® (ranibizumab injection), a registered trademark of Genentech, Inc. Lucentis® is an anti-angiogenic agent approved for use and the current standard of care in wet AMD. VIEW 1 was conducted in North America and VIEW 2 was conducted in Europe, Asia Pacific, Japan, and Latin America. The VIEW 1 and VIEW 2 trials both evaluated VEGF Trap-Eye doses of 0.5 milligrams (mg) and 2.0 mg at dosing intervals of four weeks and 2.0 mg at a dosing interval of eight weeks (after three monthly loading doses), compared with Lucentis® dosed according to its U.S. label, which specifies doses of 0.5 mg administered every four weeks over the first year. As-needed dosing (PRN) with both agents is being evaluated in the second year of the studies, although patients will be dosed no less frequently than every 12 weeks.

     The primary endpoint of these non-inferiority studies was the proportion of patients treated with VEGF Trap-Eye who maintain visual acuity at the end of one year compared to patients dosed monthly with Lucentis®. Visual acuity is defined as the total number of letters read correctly on the Early Treatment Diabetic Retinopathy Study (ETDRS) chart, a standard research tool for measuring visual acuity. Maintenance of vision is defined as losing fewer than three lines (equivalent to 15 letters) on the ETDRS chart. Secondary endpoints included the mean change from baseline in visual acuity as measured by ETDRS, the proportion of patients who gained at least 15 letters of vision at week 52, and the amount of fluid under the retina.

     We and Bayer HealthCare announced week 52 results from the VIEW 1 and VIEW 2 studies in November 2010. In these studies, all regimens of VEGF Trap-Eye, including VEGF Trap-Eye dosed every two months, successfully met the primary endpoint of statistical non-inferiority compared to Lucentis® dosed every month. In the North American VIEW 1 study, 96% of patients receiving VEGF Trap-Eye 0.5 mg monthly, 95% of patients receiving VEGF Trap-Eye 2.0 mg monthly, and 95% of patients receiving VEGF Trap-Eye 2.0 mg every two months achieved maintenance of vision compared to 94% of patients receiving Lucentis® 0.5 mg dosed every month. In the international VIEW 2 study, 96% of patients receiving VEGF Trap-Eye 0.5 mg monthly, 96% of patients receiving VEGF Trap-Eye 2.0 mg monthly, and 96% of patients receiving VEGF Trap-Eye 2.0 mg every two months achieved maintenance of vision compared to 94% of patients receiving Lucentis® 0.5 mg dosed every month.

     A generally favorable safety profile was observed for both VEGF Trap-Eye and Lucentis®. The incidence of ocular treatment emergent adverse events was balanced across all four treatment groups in both studies, with the most frequent events associated with the injection procedure, the underlying disease, and/or the aging process. The most frequent ocular adverse events were conjunctival hemorrhage, macular degeneration, eye pain, retinal hemorrhage, and vitreous floaters. The most frequent serious non-ocular adverse events were typical of those reported in this elderly population who receive intravitreal treatment for wet AMD; the most frequently reported events were falls, pneumonia, myocardial infarction, atrial fibrillation, breast cancer, and acute coronary syndrome. There were no notable differences among the study arms.

     Based on these positive results, we plan to submit a Biologics License Application (BLA) to the U.S. Food and Drug Administration (FDA) in the first half of 2011 for marketing approval of VEGF Trap-Eye in wet AMD in the U.S. In addition, Bayer HealthCare intends to submit regulatory applications in the first half of 2011 for marketing approval of VEGF Trap-Eye in wet AMD in Europe.

     VEGF Trap-Eye is also in Phase 3 development for the treatment of CRVO, another cause of visual impairment. We are leading the COPERNICUS (COntrolled Phase 3 Evaluation of Repeated iNtravitreal administration of VEGF Trap-Eye In Central retinal vein occlusion: Utility and Safety) study, and Bayer HealthCare is leading the GALILEO (General Assessment Limiting InfiLtration of Exudates in central retinal vein Occlusion with VEGF Trap-Eye) study. Patients in both studies receive six monthly intravitreal injections of either VEGF Trap-Eye at a dose of 2.0 mg or sham control injections. The primary endpoint of both studies is improvement in visual acuity versus baseline after six months of treatment. At the end of the initial six months, patients are dosed on a PRN basis for another six months. All patients are eligible for rescue laser treatment.

     We and Bayer HealthCare announced in December 2010 that in the COPERNICUS study, VEGF Trap-Eye met the primary endpoint of a statistically significant improvement in visual acuity at six months compared to sham injections. In this trial, 56.1% of patients receiving VEGF Trap-Eye gained at least 15 letters of vision from baseline, compared to 12.3% of patients receiving sham injections (p<0.0001). Patients receiving VEGF Trap-Eye on average gained 17.3 letters of vision, compared to a mean loss of 4.0 letters with sham injections (p<0.001), a secondary endpoint.

     In the COPERNICUS study, VEGF Trap-Eye was generally well tolerated. The most common adverse events were those typically associated with intravitreal injections or the underlying disease. Serious ocular adverse events in the VEGF Trap-Eye group were uncommon (3.5%) and were more frequent in the control group (13.5%). The incidence of non-ocular serious adverse events was generally well-balanced between the treatment arms. There were no deaths among the 114 patients treated with VEGF Trap-Eye and two (2.7%) in the 73 patients treated with sham injections.

     GALILEO study data are expected in the first half of 2011.

     The Phase 2 DME study, known as DA VINCI (DME And VEGF Trap-Eye: INvestigation of Clinical Impact), was a double-masked, randomized, controlled trial that evaluated four different dosing regimens of VEGF Trap-Eye versus focal laser treatment. In February 2010, we and Bayer HealthCare announced that treatment with VEGF Trap-Eye demonstrated a statistically significant improvement in visual acuity compared to focal laser therapy at 24 weeks, the primary endpoint of the study. Visual acuity was measured by the mean number of letters gained.

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

     In December 2010, we and Bayer HealthCare reported that the mean visual acuity gains seen in the DA VINCI study at 24 weeks were maintained or numerically improved up to completion of the study at week 52 in all VEGF Trap-Eye study groups, including the group receiving a 2.0 mg dose every two months. At week 52, all VEGF Trap-Eye dose groups reported mean gains in visual acuity of 9.7 to 13.1 letters, compared to a mean loss of 1.3 letters for patients receiving focal laser therapy (p<0.01 for each VEGF Trap-Eye dose group versus focal laser). VEGF Trap-Eye was generally well tolerated during the study and no patients experienced ocular drug-related serious adverse events. There were no patients with non-ocular serious adverse events judged by investigators to be drug-related during the first six months of the study and one in the second six months. The most common adverse events reported were those typically associated with intravitreal injections or the underlying disease. The most frequent ocular adverse events reported among patients receiving VEGF Trap-Eye were conjunctival hemorrhage, eye pain, ocular redness (hyperemia), and increased intraocular pressure. The incidence of non-ocular serious adverse events was generally well balanced between all treatment arms. There were six deaths (3.4%) among the 175 patients treated with VEGF Trap-Eye and one (2.3%) in the 44 patients treated with focal laser over 12 months. Based on these positive results, Regeneron and Bayer HealthCare are discussing plans to initiate Phase 3 studies of VEGF Trap-Eye in DME.

     In January 2011, we and Bayer HealthCare initiated a new Phase 3 clinical trial in Asia in collaboration with the Singapore Eye Research Institute (SERI) investigating the efficacy and safety of VEGF Trap-Eye in patients with CNV of the retina as a result of pathologic myopia. The study, which will enroll approximately 250 patients, has started in Japan and is scheduled to run until June 2013.

Collaboration with Bayer HealthCare

     In October 2006, we entered into a license and collaboration agreement with Bayer HealthCare for the global development and commercialization outside the United States of VEGF Trap-Eye. Under the agreement, we and Bayer HealthCare collaborate on, and share the costs of, the development of VEGF Trap-Eye through an integrated global plan. Bayer HealthCare will market VEGF Trap-Eye outside the United States, where the companies will share equally in profits from any future sales of VEGF Trap-Eye. If VEGF Trap-Eye is granted marketing authorization in a major market country outside the United States, we will be obligated to reimburse Bayer HealthCare for 50% of the development costs that it has incurred under the agreement from our share of the collaboration profits. Within the United States, we retain exclusive commercialization rights to VEGF Trap-Eye and are entitled to all profits from any such sales. We have received $60 million in development milestone payments and can earn up to $50 million in future milestone payments related to marketing approvals of VEGF Trap-Eye in major market countries outside the United States. We can also earn up to $135 million in sales milestone payments if total annual sales of VEGF Trap-Eye outside the United States achieve certain specified levels starting at $200 million.

2. ARCALYST® – Inflammatory Diseases

     ARCALYST® is being developed for the prevention of gout flares in patients initiating uric acid-lowering therapy. Gout, a disease in which IL-1 may play an important role in pain and inflammation, is a very painful and common form of arthritis that results from high levels of uric acid, a bodily waste product normally excreted by the kidneys. The elevated uric acid can lead to formation of urate crystals in the joints of the toes, ankles, knees, wrists, fingers, and elbows. Uric acid-lowering therapy, most commonly allopurinol, is prescribed to eliminate the urate crystals and prevent them from reforming. Paradoxically, the initiation of uric acid-lowering therapy often triggers an increase in the frequency of gout attacks in the first several months of treatment, which may lead to discontinuation of therapy. The break up of the urate crystals can result in stimulation of inflammatory mediators, including IL-1, resulting in acute flares of joint pain and inflammation. These painful flares generally persist for at least five days.

     We are conducting a Phase 3 clinical development program with ARCALYST® in gout patients initiating uric acid-lowering therapy. The program currently consists of PRE-SURGE 1 (PREvention Study against URate-lowering drug-induced Gout Exacerbations), PRE-SURGE 2, and RE-SURGE (REview of Safety Utilizing Rilonacept in Gout Exacerbations), each of which are described below.

     In June 2010, we announced that results from PRE-SURGE 1, a North America-based double-blind, placebo-controlled study, showed that ARCALYST® prevented gout attacks, as measured by the primary study endpoint of the number of gout flares per patient over the 16 week treatment period. Patients initiating uric acid-lowering therapy who received ARCALYST® at a weekly, self-administered, subcutaneous dose of 160 mg had an 80% decrease in mean number of gout flares compared to the placebo group over the 16 week treatment period (0.21 flares vs. 1.06 flares, p<0.0001). Patients who received ARCALYST® at a weekly dose of 80 mg had a 73% decrease compared to the placebo group (0.29 flares vs. 1.06 flares, p<0.0001).

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

     A total of 241 patients were randomized in PRE-SURGE 1. ARCALYST® was generally well tolerated with no reported drug-related serious adverse events. Adverse events that occurred at a frequency of at least 5% in any study group were: injection site reaction (19.8% with ARCALYST® 160 mg, 8.8% with ARCALYST® 80 mg, and 1.3% with placebo), upper respiratory tract infection (9.9% with ARCALYST® 160 mg, 8.8% with ARCALYST® 80 mg, and 7.6% with placebo), lower respiratory tract infection (0% with ARCALYST® 160 mg, 5.0% with ARCALYST® 80 mg, and 2.5% with placebo), musculoskeletal pain/discomfort (6.2% with ARCALYST® 160 mg, 7.5% with ARCALYST® 80 mg, and 8.9% with placebo), and headache, (3.7% with ARCALYST® 160 mg, 6.3% with ARCALYST® 80 mg, and 1.3% with placebo).

     In addition, in June 2010, we reported results from a placebo-controlled, Phase 3 study evaluating pain in patients presenting with an acute gout flare. The results of this study showed that there was no significant benefit from combining ARCALYST® with indomethacin (a non-steroidal anti-inflammatory drug (NSAID) considered the standard of care), as measured by the primary study endpoint, which was the average intensity of gout pain from 24 to 72 hours after initiation of treatment.

     There are two ongoing studies in the Phase 3 program with ARCALYST® in the prevention of gout flares in patients initiating uric acid-lowering therapy. The global PRE-SURGE 2 study, which has a similar trial design as PRE-SURGE 1, is evaluating the number of gout flares per patient over the first 16 weeks of initiation of allopurinol therapy. The global RE-SURGE study is evaluating the safety of ARCALYST® versus placebo over 16 weeks in patients who are at risk for gout flares because they are taking uric acid-lowering drug treatment. PRE-SURGE 2 and RE-SURGE are fully enrolled, and we expect to have initial data from both studies during the first quarter of 2011. We own worldwide rights to ARCALYST®.

3. Aflibercept – Oncology

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

     Each of the Phase 3 studies is monitored by an Independent Data Monitoring Committee (IDMC), a body of independent clinical and statistical experts. The IDMCs meet periodically to evaluate data from the studies and may recommend changes in study design or study discontinuation. Both interim and final analyses will be conducted when a pre-specified number of events have occurred in each trial. In September 2010, we and sanofi-aventis announced that, following a planned interim analysis, the VELOUR study’s IDMC recommended that the VELOUR study continue to completion as planned, with no modifications due to efficacy or safety concerns. Both sanofi-aventis and our management and staff remain blinded to the interim study results. Final results from the VITAL and VELOUR studies are anticipated in the first half of 2011. Based on projected event rates, an interim analysis of the VENICE study is expected to be conducted by an IDMC in mid-2011, with final results anticipated in 2012. Initial data from the AFFIRM study are anticipated in the second half of 2011.

Aflibercept Collaboration with sanofi-aventis

     We and sanofi-aventis globally collaborate on the development and commercialization of aflibercept. Under the terms of our September 2003 collaboration agreement, as amended, we and sanofi-aventis will share co-promotion rights and profits on sales, if any, of aflibercept outside of Japan for disease indications included in our collaboration. In Japan, we are entitled to a royalty of approximately 35% on annual sales of aflibercept, subject to certain potential adjustments. We may also receive up to $400 million in milestone payments upon receipt of specified marketing approvals, including up to $360 million related to the receipt of marketing approvals for up to eight aflibercept oncology and other indications in the United States or the European Union and up to $40 million related to the receipt of marketing approvals for up to five oncology indications in Japan.

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

4. REGN727 (PCSK9 Antibody) for LDL cholesterol reduction

     Elevated LDL cholesterol (“bad cholesterol”) level is a validated risk factor leading to cardiovascular disease. Statins are a class of drugs that lower LDL cholesterol by upregulating the expression of the LDL receptor (LDLR), which removes LDL from circulation. PCSK9 is a naturally occurring secreted protein that also modulates LDL cholesterol levels through its interaction with the LDL receptor. In a landmark study published in the New England Journal of Medicine in March 2006, patients with lower than normal PCSK9 levels due to a genetic abnormality not only had significantly lower levels of LDL cholesterol, but also a significant reduction in the risk of coronary heart disease. We used our VelocImmune® technology to generate a fully human monoclonal antibody inhibitor of PCSK9, called REGN727, that is intended to robustly lower LDL cholesterol.

     In May 2010, we announced that in an interim efficacy analysis of a dose-escalating, randomized, double-blind, placebo-controlled, Phase 1 trial in healthy volunteers, REGN727 achieved substantial, dose dependent decreases of LDL cholesterol. Each dosing cohort consisted of six treated and two placebo patients. In July 2010, we presented additional data from this Phase 1 program. At the highest intravenous dose tested, a single dose of REGN727 achieved a greater than 60% maximum mean reduction of LDL cholesterol from baseline that lasted for more than one month. At the highest subcutaneous dose tested, a single dose of REGN727 achieved a greater than 60% maximum mean reduction of LDL cholesterol from baseline that lasted for more than two weeks. No serious adverse events and no dose limiting toxicities have been reported. Dose escalation is ongoing in both studies.

     In July 2010, we also presented the results of an interim efficacy analysis of a dose escalating, randomized, double-blind, placebo-controlled Phase 1 trial of subcutaneously delivered REGN727 in hyperlipidemic patients (familial hypercholesterolemia and non-familial hypercholesterolemia) on stable doses of statins whose LDL levels were greater than 100 milligrams per deciliter (mg/dL). At the highest dose tested at that time, in eleven patients, a single dose of REGN727 achieved an approximately 40% maximum mean additional reduction of LDL cholesterol from baseline. No serious adverse events and no dose limiting toxicities were reported. Dose escalation in this study is ongoing. In early 2011, we initiated Phase 2 studies of REGN727 in patients with hypercholesterolemia. REGN727 is being developed in collaboration with sanofi-aventis.

5. REGN88 (IL-6R Antibody) for inflammatory diseases

     IL-6 is a key cytokine involved in the pathogenesis of rheumatoid arthritis, causing inflammation and joint destruction. A therapeutic antibody to IL-6R, Actemra® (tocilizumab), a registered trademark of Genentech, has been approved for the treatment of rheumatoid arthritis.

     REGN88 is a fully human monoclonal antibody to IL-6R generated using our VelocImmune® technology that has completed Phase 1 studies, the results of which were presented at the annual meetings of the European League Against Rheumatism (EULAR) in June 2010 and the American College of Rheumatology in October 2010. REGN88 was well tolerated by patients with rheumatoid arthritis, and no dose-limiting toxicities were reported. Treatment with REGN88 resulted in dose-related reductions in biomarkers of inflammation. REGN88 is currently in a Phase 2/3 double-blind, placebo-controlled, dose-ranging study in patients with active rheumatoid arthritis and a Phase 2 double-blind, placebo-controlled, dose-ranging study in ankylosing spondylitis, a form of arthritis that primarily affects the spine. Both studies are enrolling patients, and initial Phase 2 results are expected in 2011. REGN88 is being developed in collaboration with sanofi-aventis.

6. REGN668 (IL-4R Antibody) for allergic and immune conditions

     IL-4R is required for signaling by the cytokines IL-4 and IL-13. Both of these cytokines are critical mediators of immune response, which, in turn, drives the formation of Immunoglobulin E (IgE) antibodies and the development of allergic responses, as well as the atopic state that underlies asthma and atopic dermatitis.

     REGN668 is a fully human monoclonal antibody generated using our VelocImmune® technology that is designed to bind to IL-4R. A Phase 1 trial of REGN668 in healthy volunteers has been completed. A Phase 1b study in patients with atopic dermatitis is underway and a Phase 2 study in asthma is planned. REGN668 is being developed in collaboration with sanofi-aventis.

7. REGN421 (Dll4 Antibody) for advanced malignancies

     In many clinical settings, positively or negatively regulating blood vessel growth could have important therapeutic benefits, as could the repair of damaged and leaky vessels. VEGF was the first growth factor shown to be specific for blood vessels, by virtue of having its receptor primarily expressed on blood vessel cells. In the December 21, 2006 issue of the journal Nature, we reported data from a preclinical study demonstrating that blocking an important cell signaling molecule, known as Dll4, inhibited the growth of experimental tumors by interfering with their ability to produce a functional blood supply. The inhibition of tumor growth was seen in a variety of tumor types, including those that were resistant to blockade of VEGF, suggesting a novel anti-angiogenesis therapeutic approach. Moreover, inhibition of tumor growth is enhanced by the combination of Dll4 and VEGF blockade in many preclinical tumor models.

     REGN421 is a fully human monoclonal antibody to Dll4 generated using our VelocImmune® technology. REGN421, which is being developed in collaboration with sanofi-aventis, is in Phase 1 clinical development.

8. REGN910 (ANG2 Antibody) for oncology

     In the fourth quarter of 2010, we initiated a phase 1 study in the oncology setting of REGN910, an antibody that specifically blocks ANG2. The angiopoietins, which were discovered at Regeneron, are ligands for the endothelial cell receptor Tie2 and are essential for vascular development and angiogenesis. Unlike other family members, ANG2 is strongly upregulated by endothelial cells at sites of angiogenesis and vascular remodeling, including tumors. REGN910 is being developed for cancer indications in collaboration with sanofi-aventis.

9. REGN475 (NGF Antibody) for pain

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

     The primary endpoint of this study was safety, and REGN475 was generally well tolerated through 16 weeks. Serious treatment emergent adverse events were rare and balanced between placebo and drug arms with three events (5.5%) in the placebo group and four events (2.5%) in the combined REGN475 groups. The most frequent adverse events reported among patients receiving REGN475 included sensory abnormalities, arthralgias, hyper/hypo-reflexia, peripheral edema, and injection site reactions. The types and frequencies of adverse events reported were similar to those previously reported from other investigational studies involving an anti-NGF antibody.

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

     Analysis of efficacy data from a Phase 2 trial in the acute setting of nerve root compression induced pain (acute sciatica) suggested that REGN475 therapy would not be effective in that setting. Studies in burn pain, vertebral compression fracture, and pancreatitis pain have been terminated due to low enrollment.

     In December 2010, the Company was informed by the FDA that a case confirmed as avascular necrosis of a joint was seen in another company’s anti-NGF program. The FDA believes this case, which follows previously-reported cases of joint replacements in patients on an anti-NGF drug candidate being developed by another pharmaceutical company, provides evidence to suggest a class-effect and has placed REGN475 on clinical hold. There are currently no ongoing trials with REGN475 that are either enrolling or treating patients. REGN475 is being developed in collaboration with sanofi-aventis.

10. REGN728 and REGN846

     In the fourth quarter of 2010, clinical trials began with two additional antibodies that are part of the sanofi-aventis collaboration, REGN728 and REGN846. The targets of these antibodies have not been disclosed.

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

     Our scientists have developed two different technologies to design protein therapeutics to block the action of specific cell surface or secreted proteins. The first technology, termed the “Trap” technology, was used to generate our first approved product, ARCALYST®, as well as aflibercept and VEGF Trap-Eye, all of which are in Phase 3 clinical trials. These novel “Traps” are composed of fusions between two distinct receptor components and the constant region of an antibody molecule called the “Fc region”, resulting in high affinity product candidates. VelociSuiteTM is our second technology platform; it is used for discovering, developing, and producing fully human monoclonal antibodies that can address both secreted and cell-surface targets.

VelociSuiteTM

     VelociSuiteTM consists of VelocImmune®, VelociGene®, VelociMouse®, and VelociMab® The VelocImmune® mouse platform is utilized to produce fully human monoclonal antibodies. VelocImmune® was generated by exploiting our VelociGene® technology (see below), in a process in which six megabases of mouse immune gene loci were replaced, or “humanized,” with corresponding human immune gene loci. VelocImmune® mice can be used to generate efficiently fully human monoclonal antibodies to targets of therapeutic interest. VelocImmune® and our entire VelociSuiteTM offer the potential to increase the speed and efficiency through which human monoclonal antibody therapeutics may be discovered and validated, thereby improving the overall efficiency of our early stage drug development activities. We are utilizing the VelocImmune® technology to produce our next generation of drug candidates for preclinical and clinical development.

     Our VelociGene® platform allows custom and precise manipulation of very large sequences of DNA to produce highly customized alterations of a specified target gene, or genes, and accelerates the production of knock-out and transgenic expression models without using either positive/negative selection or isogenic DNA. In producing knockout models, a color or fluorescent marker may be substituted in place of the actual gene sequence, allowing for high-resolution visualization of precisely where the gene is active in the body during normal body functioning as well as in disease processes. For the optimization of preclinical development and pharmacology programs, VelociGene® offers the opportunity to humanize targets by replacing the mouse gene with the human homolog. Thus, VelociGene® allows scientists to rapidly identify the physical and biological effects of deleting or over-expressing the target gene, as well as to characterize and test potential therapeutic molecules.

     Our VelociMouse® technology platform allows for the direct and immediate generation of genetically altered mice from embryonic stem cells (ES cells), thereby avoiding the lengthy process involved in generating and breeding knockout mice from chimeras. Mice generated through this method are normal and healthy and exhibit a 100% germ-line transmission. Furthermore, mice developed using our VelociMouse® technology are suitable for direct phenotyping or other studies. We have also developed our VelociMab® platform for the rapid screening of antibodies and rapid generation of expression cell lines for our Traps and our VelocImmune® human monoclonal antibodies.

Antibody Collaboration and License Agreements

     sanofi-aventis. In November 2007, we and sanofi-aventis entered into a global, strategic collaboration to discover, develop, and commercialize fully human monoclonal antibodies. The collaboration is governed by a Discovery and Preclinical Development Agreement and a License and Collaboration Agreement. In connection with the execution of the discovery agreement in 2007, we received a non-refundable, up-front payment of $85.0 million from sanofi-aventis. Pursuant to the collaboration, sanofi-aventis is funding our research to identify and validate potential drug discovery targets and develop fully human monoclonal antibodies against these targets. We lead the design and conduct of research activities under the collaboration, including target identification and validation, antibody development, research and preclinical activities through filing of an Investigational New Drug Application (IND) or its equivalent, toxicology studies, and manufacture of preclinical and clinical supplies.

     For each drug candidate identified through discovery research under the discovery agreement, sanofi-aventis has the option to license rights to the candidate under the license agreement. If it elects to do so, sanofi-aventis will co-develop the drug candidate with us through product approval. Development costs for the drug candidate are shared between the companies, with sanofi-aventis generally funding these costs up front, except that following receipt of the first positive Phase 3 trial results for a co-developed drug candidate, subsequent Phase 3 trial-related costs for that drug candidate are shared 80% by sanofi-aventis and 20% by us. We are generally responsible for reimbursing sanofi-aventis for half of the total development costs for all collaboration antibody products from our share of profits from commercialization of collaboration products to the extent they are sufficient for this purpose. However, we are not required to apply more than 10% of our share of the profits from collaboration products in any calendar quarter towards reimbursing sanofi-aventis for these development costs.

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

     Under the amended discovery agreement, sanofi-aventis agreed to fund up to $160 million per year of our antibody discovery activities over the period from 2010-2017, subject to a one-time option for sanofi-aventis to adjust the maximum reimbursement amount down to $120 million per year commencing in 2014 if over the prior two years certain specified criteria were not satisfied. Sanofi-aventis has an option to extend the discovery program for up to an additional three years after 2017 for further antibody development and preclinical activities. Pursuant to the collaboration, sanofi-aventis is also obligated to fund up to $30 million of agreed-upon costs we incur to expand our manufacturing capacity at our Rensselaer, New York facilities.

     In 2010, as we scaled up our capacity to conduct antibody discovery activities, sanofi-aventis funded $137.7 million of our preclinical research under the expanded collaboration. The balance between that amount and $160 million, or $22.3 million, has been added to the funding otherwise available to us in 2011-2012 under the amended discovery agreement. During 2010, sanofi-aventis also funded $138.3 million of our costs for clinical development of antibodies under the license agreement.

     From the collaboration’s inception in November 2007 through December 31, 2010, sanofi-aventis has funded a total of $312.7 million of our costs under the discovery agreement and a total of $263.0 million of our development costs under the license agreement, or a total of $575.7 million in funding for our antibody research and development activities during this approximate three-year period.

     In August 2008, we entered into an agreement with sanofi-aventis to use our VelociGene® platform to supply sanofi-aventis with genetically modified mammalian models of gene function and disease. Under this agreement, sanofi-aventis is required to pay us a minimum of $21.5 million for the term of the agreement, which extends through December 2012, for knock-out and transgenic models of gene function for target genes identified by sanofi-aventis. Sanofi-aventis will use these models for its internal research programs that are outside of the scope of our antibody collaboration.

     AstraZeneca UK Limited. In February 2007, we entered into a six-year, non-exclusive license agreement with AstraZeneca UK Limited to allow AstraZeneca to utilize our VelocImmune® technology in its internal research programs to discover human monoclonal antibodies. Under the terms of the agreement, AstraZeneca made a $20.0 million annual, non-refundable payment to us in each of the first quarters of 2007, 2008, 2009, and 2010. In November 2010, as permitted by the agreement, MedImmune Limited (as successor by novation from AstraZeneca) gave written notice of voluntary termination of the agreement, effective in February 2011, thereby canceling its obligation to make either of the final two annual payments. We remain entitled to receive a mid-single-digit royalty on any future sales of antibody products discovered by MedImmune using our VelocImmune® technology.

     Astellas Pharma Inc. In March 2007, we entered into a six-year, non-exclusive license agreement with Astellas Pharma Inc. to allow Astellas to utilize our VelocImmune® technology in its internal research programs to discover human monoclonal antibodies. Under the terms of the agreement, Astellas made a $20.0 million annual, non-refundable payment to us in each of the second quarters of 2007, 2008, 2009, and 2010. In July 2010, the license agreement with Astellas was amended and extended through June 2023. Under the terms of the amended agreement, Astellas made a $165.0 million up-front payment to us in August 2010. In addition, Astellas will make a $130.0 million second payment to us in June 2018 unless the license agreement has been terminated prior to that date. Astellas has the right to terminate the agreement at any time by providing 90 days’ advance written notice. Under certain limited circumstances, such as our material breach of the agreement, Astellas may terminate the agreement and receive a refund of a portion of its up-front payment or, if such termination occurs after June 2018, a portion of its second payment, to us under the July 2010 amendment to the agreement. We are entitled to receive a mid-single-digit royalty on any future sales of antibody products discovered by Astellas using our VelocImmune® technology.

Royalty Agreement with Novartis Pharma AG

     Under a June 2009 agreement with Novartis Pharma AG (that replaced a previous collaboration and license agreement), we receive royalties on worldwide sales of Novartis’ canakinumab, a fully human anti-interleukin-IL1ß antibody. The royalty rates in the agreement start at 4% and reach 15% when annual sales exceed $1.5 billion. Canakinumab is marketed for the treatment of CAPS, has completed Phase 3 development for gout, and is in earlier stage development for atherosclerosis and other inflammatory diseases. While our royalties under this agreement could be significant if canakinumab is approved and successfully commercialized for additional disease indications, to date these royalties have been minimal. Accordingly, we are unable to predict whether these royalties will ever contribute materially to our results of operations or financial condition.

National Institutes of Health Grant

     In September 2006, we were awarded a five-year grant from the National Institutes of Health (NIH) as part of the NIH’s Knockout Mouse Project. The goal of the Knockout Mouse Project is to build a comprehensive and broadly available resource of knockout mice to accelerate the understanding of gene function and human diseases. Under the NIH grant, as amended, we have received $21.6 million from the grant’s inception through December 31, 2010 and are entitled to receive an additional $3.7 million through the remaining term of the grant.

Research Programs

     Our preclinical research programs are in the areas of oncology and angiogenesis, ophthalmology, metabolic and related diseases, muscle diseases and disorders, inflammation and immune diseases, bone and cartilage, pain, cardiovascular diseases, and infectious diseases.

Sales and Marketing

     We have established a small commercial organization to support sales of ARCALYST® for the treatment of CAPS in the United States. We have no sales or distribution personnel and distribute the product through third party service providers. We currently have no sales, marketing, commercial, or distribution organization outside the United States. We are currently expanding our commercial capabilities and increasing the number of commercial personnel in preparation for the potential commercialization of VEGF Trap-Eye and our other late-stage product candidates.

Manufacturing

     Our manufacturing facilities are located in Rensselaer, New York and consist of three buildings totaling approximately 395,500 square feet of research, manufacturing, office, and warehouse space. We currently have approximately 54,000 liters of cell culture capacity at these facilities. At December 31, 2010, we employed 356 people at our Rensselaer facilities. There were no impairment losses associated with long-lived assets at these facilities as of December 31, 2010.

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

Competition

     We face substantial competition from pharmaceutical, biotechnology, and chemical companies (see Item 1A. “Risk Factors – Risks Related to Commercialization of Products – Even if our product candidates are approved for marketing, their commercial success is highly uncertain because our competitors have received approval for and may be marketing products with a similar mechanism of action, or may enter the marketplace with better or lower cost drugs.”). Our competitors include Genentech/Roche, Novartis, Pfizer Inc., Bayer HealthCare, Onyx Pharmaceuticals, Inc., Eli Lilly and Company, Abbott Laboratories, sanofi-aventis, Merck & Co., Inc., Amgen Inc., AstraZeneca, BristolMyersSquibb, Johnson and Johnson, GlaxoSmithKline, and others. Many of our competitors have substantially greater research, preclinical, and clinical product development and manufacturing capabilities, and financial, marketing, and human resources than we do. Competition from smaller competitors may also be or become more significant if those competitors acquire or discover patentable inventions, form collaborative arrangements, or merge with large pharmaceutical companies. Even if we are able to commercialize additional product candidates, one or more of our competitors may have brought a competitive product to market earlier than us or may have obtained or obtain patent protection that dominates or adversely affects our activities or products. Our ability to compete will depend, to a great extent, on how fast we can develop safe and effective product candidates, complete clinical testing and approval processes, and supply commercial quantities of the product to the market. Competition among product candidates approved for sale will also be based on efficacy, safety, reliability, availability, price, patent position, and other factors.

     ARCALYST®. In 2009, Novartis received regulatory approval in the U.S. and Europe for canakinumab, a fully human anti-interleukin-IL1ß antibody, for the treatment of CAPS. In January 2011, Novartis announced that it had submitted an application to the EMA for approval of canakinumab in gout. Novartis has also announced that it plans to submit to the FDA in the first quarter of 2011 an application for approval of canakinumab in gout. Canakinumab is also in development for atherosclerosis and a number of other inflammatory diseases. In addition, there are both small molecules and antibodies in development by other third parties that are designed to block the synthesis of IL-1 or inhibit the signaling of IL-1. For example, Xoma Ltd., in collaboration with Servier, is developing an antibody to IL-1, and both Amgen and MedImmune are developing antibodies to the IL-1 receptor. These drug candidates could offer competitive advantages over ARCALYST®. The successful development and/or commercialization of these competing molecules could adversely affect sales of ARCALYST® for CAPS and delay or impair our ability to commercialize ARCALYST® for indications other than CAPS.

     VEGF Trap-Eye. The market for eye disease products is also very competitive. Novartis and Genentech are collaborating on the commercialization and further development of a VEGF antibody fragment (Lucentis®) for the treatment of wet AMD, DME, and other eye indications. Lucentis® was approved by the FDA in June 2006 for the treatment of wet AMD and in June 2010 for the treatment of macular edema following retinal vein occlusion (RVO). Lucentis® was approved by the European Medicines Agency (EMA) for wet AMD in January 2007 and for the treatment of DME in January 2011. Many other companies are working on the development of product candidates for the potential treatment of wet AMD and DME including those that act by blocking VEGF and VEGF receptors as well as use of small interfering ribonucleic acids (siRNAs) that modulate gene expression. In addition, ophthalmologists are using off-label, with success for the treatment of wet AMD, DME, and RVO, a third-party repackaged version of Genentech’s approved VEGF antagonist, Avastin® (bevacizumab). The relatively low cost of therapy with Avastin® in patients with wet AMD presents a significant competitive challenge in this indication. The National Eye Institute (NEI) initiated a Phase 3 trial to compare Lucentis® to Avastin® in the treatment of wet AMD. Data from this NEI study are expected to be published in 2011. Avastin® is also being evaluated in eye diseases in trials that have been initiated in the United Kingdom, Canada, Brazil, Mexico, Germany, Israel, and other areas.

     Aflibercept. Many companies are developing therapeutic molecules designed to block the actions of VEGF specifically and angiogenesis in general. A variety of approaches have been employed, including antibodies to VEGF, antibodies to the VEGF receptor, small molecule antagonists to the VEGF receptor tyrosine kinase, and other anti-angiogenesis strategies. Many of these alternative approaches may offer competitive advantages to aflibercept in efficacy, side-effect profile, or method of delivery. Additionally, some of these molecules are either already approved for marketing or are at a more advanced stage of development than our product candidate.

     In particular, Genentech has an approved VEGF antagonist, Avastin®, on the market for treating certain cancers and a number of pharmaceutical and biotechnology companies are working to develop competing VEGF antagonists, including Novartis, Amgen, Imclone LLC/Eli Lilly, Pfizer, AstraZeneca, and GlaxoSmithKline. Many of these molecules are further along in development than aflibercept and may offer competitive advantages over our molecule. Pfizer, Onyx (together with its partner Bayer Healthcare), and GlaxoSmithKline are selling and marketing oral medications that target tumor cell growth and new vasculature formation that fuels the growth of tumors.

     Monoclonal Antibodies. Our early-stage clinical candidates in development are all fully human monoclonal antibodies which were generated using our VelocImmune® technology. Our antibody generation technologies and early-stage clinical candidates face competition from many pharmaceutical and biotechnology companies using various technologies.

     Numerous other companies are developing therapeutic antibody products. Companies such as Pfizer, Johnson & Johnson, AstraZeneca, Amgen, Biogen Idec, Inc., Novartis, Genentech/Roche, Bristol-Myers Squib, Abbott, and GlaxoSmithKline have generated therapeutic products that are currently in development or on the market that are derived from recombinant DNA that comprise human antibody sequences. As noted above, AstraZeneca and Astellas have licensed our VelocImmune® technology as part of their internal antibody development programs.

     We are aware of several pharmaceutical and biotechnology companies actively engaged in the research and development of antibody products against targets that are also the targets of our early-stage product candidates. For example, Pfizer, Johnson & Johnson, and Abbott are developing antibody product candidates against NGF. Genentech/Roche is marketing an antibody against IL-6R (tocilizumab) for the treatment of rheumatoid arthritis, and several other companies, including Centocor Ortho Biotech, Inc. and Bristol-Myers Squibb, have antibodies against IL-6 in clinical development for this disease. GlaxoSmithKline, in partnership with OncoMed Pharmaceuticals, Inc., has a Dll4 antibody in clinical development for the treatment of solid tumors. Aerovance has two formulations of a biologic directed against IL-4 in clinical development. Amgen previously had an antibody against IL-4R in clinical development for the treatment of asthma. We believe that several companies, including Amgen and Pfizer, have development programs for antibodies against PCSK9. Amgen, Pfizer, and AstraZeneca have development programs underway for antibodies against ANG2.

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

     If any of these or other competitors announces a successful clinical study involving a product that may be competitive with one of our product candidates or the grant of marketing approval by a regulatory agency for a competitive product, such developments may have an adverse effect on our operations or future prospects.

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

Patents, Trademarks, and Trade Secrets

     Our success depends, in part, on our ability to obtain patents, maintain trade secret protection, and operate without infringing on the proprietary rights of third parties (see Item 1A. “Risk Factors – Risks Related to Intellectual Property – We may be restricted in our development and/or commercialization activities by, and could be subject to damage awards if we are found to have infringed, third party patents or other proprietary rights.”). Our policy is to file patent applications to protect technology, inventions, and improvements that we consider important to our business and operations. As of December 31, 2010, we held an ownership interest in a total of approximately 170 issued patents in the United States and approximately 590 issued patents in foreign countries with respect to our products and technologies. In addition, we hold an ownership interest in hundreds of patent applications in the United States and foreign countries.

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

     Our patent portfolio also includes issued patents and pending applications relating to our marketed product, ARCALYST®, and our product candidates in clinical development. These patents cover the proteins and DNA encoding the proteins, manufacturing patents, method of use patents, and pharmaceutical compositions, as well as various methods of using the products. For each of ARCALYST® and our late-stage product candidates, aflibercept and VEGF Trap-Eye, these patents generally expire between 2020 and 2028. However, the projected patent terms may be subject to extension based on potential patent term extensions in countries where such extensions are available.

     We also are the nonexclusive licensee of a number of additional patents and patent applications. In July 2008 we entered into an Amended and Restated Non-Exclusive License Agreement with Cellectis S.A. pursuant to which we licensed certain patents and patent applications relating to a process for the specific replacement of a copy of a gene in the receiver genome by homologous recombination. Pursuant to this agreement, we agreed to pay Cellectis a low, single-digit royalty based on any future revenue received by us from any future licenses or sales of our VelociGene® or VelocImmune® products or services. No royalties are payable to Cellectis on any revenue from commercial sales of antibodies from our VelocImmune® technology, including antibodies developed under our collaboration with sanofi-aventis. We also have non-exclusive license agreements with Amgen and other organizations for patent rights related to ARCALYST®. In exchange for these licenses, we pay a mid-single digit royalty on net sales of ARCALYST®.

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

     Defense and enforcement of our intellectual property rights is expensive and time consuming, even if the outcome is favorable to us. It is possible that patents issued or licensed to us will be successfully challenged, that a court may find that we are infringing validly issued patents of third parties, or that we may have to alter or discontinue the development of our products or pay licensing fees to take into account patent rights of third parties (see Item 1A. “Risk Factors-Risks Related to Intellectual Property – We may be restricted in our development, manufacturing, and/or commercialization rights by, and could be subject to damage awards if we are found to have infringed, third party patents or other proprietary rights”).

Government Regulation

     Regulation by government authorities in the United States and foreign countries is a significant factor in the research, development, manufacture, and marketing of ARCALYST® and our product candidates (see Item 1A. “Risk Factors – Regulatory and Litigation Risks – If we do not obtain regulatory approval for our product candidates, we will not be able to market or sell them.”). All of our product candidates will require regulatory approval before they can be commercialized. In particular, human therapeutic products are subject to rigorous preclinical and clinical trials and other pre-market approval requirements by the FDA and foreign authorities. Many aspects of the structure and substance of the FDA and foreign pharmaceutical regulatory practices have been reformed during recent years, and continued reform is under consideration in a number of jurisdictions. The ultimate outcome and impact of such reforms and potential reforms cannot be predicted.

     The activities required before a product candidate may be marketed in the United States begin with preclinical tests. Preclinical tests include laboratory evaluations and animal studies to assess the potential safety and efficacy of the product candidate and its formulations. The results of these studies must be submitted to the FDA as part of an IND, which must be reviewed by the FDA before proposed clinical testing can begin. Typically, clinical testing involves a three-phase process. In Phase 1, trials are conducted with a small number of subjects to determine the early safety profile of the product candidate. In Phase 2, clinical trials are conducted with subjects afflicted with a specific disease or disorder to provide enough data to evaluate the preliminary safety, tolerability, and efficacy of different potential doses of the product candidate. In Phase 3, large-scale clinical trials are conducted with patients afflicted with the specific disease or disorder in order to provide enough data to understand the efficacy and safety profile of the product candidate, as required by the FDA. The results of the preclinical and clinical testing of a biologic product candidate are then submitted to the FDA in the form of a BLA for evaluation to determine whether the product candidate may be approved for commercial sale. In responding to a BLA, the FDA may grant marketing approval, request additional information, or deny the application.

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

Business Segments

     We manage our business as one segment which includes all activities related to the discovery of pharmaceutical products for the treatment of serious medical conditions and the development and commercialization of these discoveries. This segment also includes revenues and expenses related to (i) research and development activities conducted under our collaboration agreements with third parties and our grant from the NIH, (ii) ARCALYST® product sales for the treatment of CAPS, (iii) licensing agreements to utilize our VelocImmune® technology, and (iv) the supply of specified, ordered research materials using our VelociGene® technology platform.

Employees

     As of December 31, 2010, we had 1,395 full-time employees, of whom 276 held a Ph.D. and/or M.D., or PharmD degree. We believe that we have been successful in attracting skilled and experienced personnel in a highly competitive environment; however, competition for these personnel is intense. None of our personnel are covered by collective bargaining agreements and our management considers its relations with our employees to be good.

Available Information

     We make available free of charge on or through our Internet website (http://www.regeneron.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC).

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

     From inception on January 8, 1988 through December 31, 2010, we had a cumulative loss of $1.0 billion. If we continue to incur operating losses and fail to become a profitable company, we may be unable to continue our operations. In the absence of substantial revenue from the sale of products or other sources, the amount, timing, nature or source of which cannot be predicted, our losses will continue as we conduct our research and development activities.

We may need additional funding in the future, which may not be available to us, and which may force us to delay, reduce or eliminate our product development programs or commercialization efforts.

     We will need to expend substantial resources for research and development, including costs associated with clinical testing of our product candidates, and to prepare for potential commercialization of our late-stage product candidates and, if one or more of those product candidates receive(s) regulatory approval, to fund the launch of the product(s). We believe our existing capital resources, including the $174.8 million net proceeds from our October 2010 public offering of Common Stock and the $165.0 million up-front payment we received in August 2010 pursuant to our amended VelocImmune® technology license agreement with Astellas Pharma Inc., together with funding we are entitled to receive under our collaboration agreements, will enable us to meet operating needs through at least 2013; however, one or more of our collaboration agreements may terminate, our projected revenue may decrease, or our expenses may increase and that would lead to our capital being consumed significantly before such time. Our expenses may increase for many reasons, including expenses in connection with the potential commercial launch of our products, expenses related to new clinical trials testing ARCALYST® or VEGF Trap-Eye, and expenses related to the potential requirement for us to fund 20% of Phase 3 clinical trial costs for any of our antibody product candidates pursuant to the terms of our collaboration with sanofi-aventis.

     We may require additional financing in the future and we may not be able to raise such additional funds. If we are able to obtain additional financing through the sale of equity or convertible debt securities, such sales may be dilutive to our shareholders. Debt financing arrangements may require us to pledge certain assets or enter into covenants that would restrict our business activities or our ability to incur further indebtedness and may contain other terms that are not favorable to our shareholders. In October 2010, we filed a shelf registration statement on Form S-3 registering the sale, in one or more offerings, of an indeterminate amount of equity or debt securities, together or separately. Our October 2010 public offering of approximately 6.3 million shares of Common Stock was completed under this shelf registration statement; however, there is no assurance that we will be able to complete any additional offerings of securities. Should we require and be unable to raise sufficient funds to complete the development of our product candidates and also to successfully commercialize our late-stage product candidates if they obtain regulatory approval, we may face delay, reduction or elimination of our research and development or preclinical or clinical programs, and even if regulatory approval is obtained for such product candidates, they may never be successfully launched or become profitable, in which case our business, financial condition, or results of operations may be materially harmed.

The value of our investment portfolio, which includes cash, cash equivalents, and marketable securities, is influenced by varying economic and market conditions. A decrease in the value of an asset in our investment portfolio or a default by the issuer may result in our inability to recover the principal we invested and/or a recognition of a loss charged against income.

     As of December 31, 2010, cash, cash equivalents, and marketable securities totaled $626.9 million (including $7.5 million of restricted cash and marketable securities) and represented 58% of our total assets. We have invested our excess cash primarily in direct obligations of the U.S. government and its agencies, other debt securities guaranteed by the U.S. government, and money market funds that invest in U.S. government securities. We consider assets classified as marketable securities to be “available-for-sale,” as defined by FASB authoritative guidance. Marketable securities totaled $506.8 million at December 31, 2010, are carried at fair value, and the unrealized gains and losses are included in other accumulated comprehensive income (loss) as a separate component of stockholders’ equity. If the decline in the value of a security in our investment portfolio is deemed to be other-than-temporary, we write down the security to its current fair value and recognize a loss which may be fully charged against income. For example, we recognized other-than-temporary impairment charges related to certain marketable securities of $2.5 million, $0.1 million, and $0.1 million in 2008, 2009, and 2010, respectively. The current economic environment and the continued volatility of securities markets increase the risk that we may not recover the principal we invested and/or there may be further declines in the market value of securities in our investment portfolio. As a result, we may incur additional charges against income in future periods for other-than-temporary impairments or realized losses upon a security’s sale or maturity, and such amounts may be material.

Risks Related to ARCALYST® and the Development of Our Product Candidates

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

     Aflibercept is in Phase 3 clinical trials in combination with standard chemotherapy regimens for the treatment of 2nd-line metastatic colorectal cancer, 1st-line androgen independent prostate cancer, and 2nd-line metastatic non-small cell lung cancer. Aflibercept may not demonstrate the required safety or efficacy to support an application for approval in any of these indications. We do not have proof of concept data from early-stage, double-blind, controlled clinical trials that aflibercept will be safe or effective in any of these cancer settings. In March 2010, Genentech, Inc. announced that a Phase 3 trial of its VEGF antagonist, Avastin®, in combination with chemotherapy in men with prostate cancer, did not meet its primary endpoint. This trial had a very similar design to our ongoing Phase 3 trial of aflibercept in prostate cancer.

     We are testing VEGF Trap-Eye in Phase 3 trials for the treatment of wet AMD and the treatment of CRVO. Although we reported positive Phase 3 trial results with VEGF Trap-Eye in wet AMD after one year of treatment, the trial will continue for an additional year and there is a risk that the results from the second year of the study could differ from the previously reported results, and such difference could delay or preclude regulatory approval. We also reported positive results in the first of two Phase 3 trials in the treatment of CRVO. The trial is continuing and there is a risk that the final results could differ from the previously reported results, and such final results could delay or preclude regulatory approval. There is also a risk that the results of the second Phase 3 trial in CRVO may demonstrate different results, and such results could delay or preclude regulatory approval. A number of other potential new drugs and biologics which showed promising results in initial clinical trials subsequently failed to establish sufficient safety and efficacy data to obtain necessary regulatory approvals.

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

     We must conduct extensive testing of our product candidates before we can obtain regulatory approval to market and sell them. We need to conduct both preclinical animal testing and human clinical trials. Conducting these trials is a lengthy, time-consuming, and expensive process. These tests and trials may not achieve favorable results for many reasons, including, among others, failure of the product candidate to demonstrate safety or efficacy, the development of serious or life-threatening adverse events (or side effects) caused by or connected with exposure to the product candidate, difficulty in enrolling and maintaining subjects in the clinical trial, lack of sufficient supplies of the product candidate or comparator drug, and the failure of clinical investigators, trial monitors, contractors, consultants, or trial subjects to comply with the trial plan, protocol, or applicable regulations related to GCPs. A clinical trial may fail because it did not include a sufficient number of patients to detect the endpoint being measured or reach statistical significance. A clinical trial may also fail because the dose(s) of the investigational drug included in the trial were either too low or too high to determine the optimal effect of the investigational drug in the disease setting.

     Many of our clinical trials are conducted under the oversight of IDMCs. These independent oversight bodies are made up of external experts who review the progress of ongoing clinical trials, including available safety and efficacy data, and make recommendations concerning a trial’s continuation, modification, or termination based on interim, unblinded data. Any of our ongoing clinical trials may be discontinued or amended in response to recommendations made by responsible IDMCs based on their review of such interim trial results. For example, in September 2009, a Phase 3 trial that was evaluating aflibercept as a 1st-line treatment for metastic pancreatic cancer in combination with gemcitabine was discontinued at the recommendation of an IDMC after a planned analysis of interim efficacy data determined that the trial would not meet its efficacy endpoint. The recommended termination of any of our ongoing late-stage clinical trials by an IDMC could negatively impact the future development of our product candidate(s), and our business may be materially harmed.

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

     Aflibercept is being studied for the potential treatment of certain types of cancer and our VEGF Trap-Eye candidate is being studied in diseases of the eye. There are many potential safety concerns associated with significant blockade of VEGF, that may limit our ability to successfully develop aflibercept and VEGF Trap-Eye. These serious and potentially life-threatening risks, based on clinical and preclinical experience of VEGF inhibitors, include bleeding, intestinal perforation, hypertension, proteinuria, congestive heart failure, heart attack, and stroke. In addition, patients given infusions of any protein, including VEGF Trap delivered through intravenous administration, may develop severe hypersensitivity reactions or infusion reactions. Other VEGF blockers have reported side effects that became evident only after large scale trials or after marketing approval when large numbers of patients were treated. There are risks inherent in the intravitreal administration of drugs like VEGF Trap-Eye, which can cause injury to the eye and other complications. These and other complications or side effects could harm the development of aflibercept for the treatment of cancer or VEGF Trap-Eye for the treatment of diseases of the eye.

     We have tested ARCALYST® in only a small number of patients. As more patients begin to use our product and as we test it in new disease settings, new risks and side effects associated with ARCALYST® may be discovered, and risks previously viewed as inconsequential could be determined to be significant. Like cytokine antagonists such as Kineret® (anakinra), a registered trademark of Biovitrum, Enbrel® (etanercept), a registered trademark of Amgen and Pfizer, and Remicade® (infliximab) a registered trademark of Centocor, ARCALYST® affects the immune defense system of the body by blocking some of its functions. Therefore, ARCALYST® may interfere with the body’s ability to fight infections. Treatment with Kineret®, a medication that works through the inhibition of IL-1, has been associated with an increased risk of serious infections, and serious, life threatening infections have been reported in patients taking ARCALYST®. These or other complications or side effects could cause regulatory authorities to revoke approvals of ARCALYST® for the treatment of CAPS or deny the approval of ARCALYST® in gout or other disease settings. Alternatively, we may be required to conduct additional clinical trials, make changes in the labeling of our product, or limit or abandon our efforts to develop ARCALYST® in new disease settings. Any such side effects may also result in a reduction, or even the elimination, of sales of ARCALYST® in approved indications.

     We are studying REGN475, a fully human monoclonal antibody to NGF, in a variety of pain indications, including osteoarthritis of the knee. In December 2010, the Company was informed by the FDA that a case confirmed as avascular necrosis of a joint was seen in another company’s anti-NGF program. The FDA believes this case, which follows previously-reported cases of joint replacements in patients on an anti-NGF drug candidate being developed by another pharmaceutical company, provides evidence to suggest a class-effect and has placed REGN475 on clinical hold. There are currently no ongoing trials with REGN475 that are either enrolling or treating patients.

ARCALYST® and our product candidates in development are recombinant proteins that could cause an immune response, resulting in the creation of harmful or neutralizing antibodies against the therapeutic protein.

     In addition to the safety, efficacy, manufacturing, and regulatory hurdles faced by our product candidates, the administration of recombinant proteins frequently causes an immune response, resulting in the creation of antibodies against the therapeutic protein. The antibodies can have no effect or can totally neutralize the effectiveness of the protein, or require that higher doses be used to obtain a therapeutic effect. In some cases, the antibody can cross react with the patient’s own proteins, resulting in an “auto-immune” type disease. Whether antibodies will be created can often not be predicted from preclinical or clinical experiments, and their detection or appearance is often delayed, so that there can be no assurance that neutralizing antibodies will not be detected at a later date, in some cases even after pivotal clinical trials have been completed. Antibodies directed against the receptor domains of ARCALYST® were detected in patients with CAPS after treatment with ARCALYST®. Nineteen of 55 subjects (35%) who received ARCALYST® for at least 6 weeks tested positive for treatment-emerging binding antibodies on at least one occasion. To date, no side effects related to antibodies were observed in these subjects and there were no observed effects on drug efficacy or drug levels. It is possible that as we continue to test aflibercept and VEGF Trap-Eye with more sensitive assays in different patient populations and possibly larger clinical trials, we will find that subjects given aflibercept and VEGF Trap-Eye develop antibodies to these product candidates, and may also experience side effects related to the antibodies, which could adversely impact the development of such candidates.

We may be unable to formulate or manufacture our product candidates in a way that is suitable for clinical or commercial use.

     Changes in product formulations and manufacturing processes may be required as product candidates progress in clinical development and are ultimately commercialized. If we are unable to develop suitable product formulations or manufacturing processes to support large scale clinical testing of our product candidates, including our antibody candidates, we may be unable to supply necessary materials for our clinical trials, which would delay the development of our product candidates. Similarly, if we are unable to supply sufficient quantities of our product or develop product formulations suitable for commercial use, we will not be able to successfully commercialize our product candidates.

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

We may be restricted in our development, manufacturing, and/or commercialization activities by, and could be subject to damage awards if we are found to have infringed, third party patents or other proprietary rights.

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

     We are aware of patents and pending applications owned by Genentech that claim certain chimeric VEGF receptors. We do not believe that aflibercept or VEGF Trap-Eye infringes any valid claim in these patents or patent applications. However, Genentech could seek to initiate a lawsuit or present a counterclaim for patent infringement in the declaratory judgment action we have filed, and assert that its patents are valid and cover aflibercept or VEGF Trap-Eye or uses thereof. Genentech may be motivated to take such action(s) in an effort to impair our ability to develop and sell aflibercept or VEGF Trap-Eye, which represent potential competitive threats to Genentech’s VEGF-binding products and product candidates. We commenced in November 2010 a lawsuit against Genentech seeking a declaratory judgment that no activities relating to the Regeneron VEGF Trap infringe any valid claim of certain Genentech patents. It is possible that the court may decide to dismiss the action on procedural grounds or reach an adverse determination that would likely materially harm our business by requiring us to seek a license, which may not be available, or precluding the manufacture, further development, or sale of aflibercept or VEGF Trap-Eye, or resulting in a damage award. Similar patent actions may be taken in other countries, which could have similar or other adverse outcomes that would materially harm our business.

     We are aware of patents and pending applications owned by Roche that claim antibodies to IL-6R and methods of treating rheumatoid arthritis with such antibodies. We are developing REGN88, an antibody to IL-6R, for the treatment of rheumatoid arthritis. Although we do not believe that REGN88 infringes any valid claim in these patents or patent applications, Roche could initiate a lawsuit for patent infringement and assert its patents are valid and cover REGN88.

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

     Further, we are aware of a number of other third party patent applications that, if granted with claims as currently drafted, may cover our current or planned activities. We cannot assure you that our products and/or actions in manufacturing and selling our product candidates will not infringe such patents.

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

     We cannot sell or market products without regulatory approval. If we do not obtain and maintain regulatory approval for our product candidates, including ARCALYST® for the treatment of diseases other than CAPS or VEGF Trap-Eye for the treatment of ophthalmologic disease, the value of our company and our results of operations will be harmed. In the United States, we must obtain and maintain approval from the FDA for each drug we intend to sell. Obtaining FDA approval is typically a lengthy and expensive process, and approval is highly uncertain. Foreign governments also regulate drugs distributed in their country and approval in any country is likely to be a lengthy and expensive process, and approval is highly uncertain. Except for the FDA approval of ARCALYST® and EMA approval of rilonacept for the treatment of CAPS, none of our product candidates has ever received regulatory approval to be marketed and sold in the United States or any other country. We may never receive regulatory approval for any of our product candidates.

     The FDA enforces Good Clinical Practices (GCPs) and other regulations through periodic inspections of trial sponsors, clinical research organizations (CROs), principal investigators, and trial sites. If we or any of the third parties conducting our clinical studies are determined to have failed to fully comply with GCPs, the study protocol or applicable regulations, the clinical data generated in our studies may be deemed unreliable. This could result in non-approval of our product candidates by the FDA, or we or the FDA may decide to conduct additional audits or require additional clinical studies, which would delay our development programs and substantially harm our business.

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

If we fail to meet the stringent requirements of governmental regulation in the manufacture of our marketed product and clinical candidates, we could incur substantial remedial costs, delays in the development of our clinical candidates and/or in their commercial launch if they obtain regulatory approval, and a reduction in sales.

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

     The testing, manufacturing, marketing, and sale of drugs for use in people expose us to product liability risk. Any informed consent or waivers obtained from people who sign up for our clinical trials may not protect us from liability or the cost of litigation. We may be subject to claims by patients who use ARCALYST® that they have been injured by a side effect associated with the drug. Our product liability insurance may not cover all potential liabilities or may not completely cover any liability arising from any such litigation. Moreover, in the future we may not have access to liability insurance or be able to maintain our insurance on acceptable terms.

If we market and sell ARCALYST® in a way that violates federal or state fraud and abuse laws, we may be subject to civil or criminal penalties.

     In addition to FDA and related regulatory requirements, we are subject to health care “fraud and abuse” laws, such as the federal False Claims Act, the anti-kickback provisions of the federal Social Security Act, and other state and federal laws and regulations. Federal and state anti-kickback laws prohibit, among other things, payments or other remuneration to induce or reward someone to purchase, prescribe, endorse or recommend a product that is reimbursed under federal or state healthcare programs. If we provide payments or other remuneration to a healthcare professional to induce the prescribing of our products, we could face liability under state and federal anti-kickback laws.

     Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to get a false claim paid. Pharmaceutical companies have been prosecuted under these laws for a variety of alleged promotional and marketing activities, such as allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product; reporting to pricing services inflated average wholesale prices that were then used by federal programs to set reimbursement rates; engaging in promotion for uses that the FDA has not approved, known as off-label uses, that caused claims to be submitted to Medicaid for non-covered off-label uses, and submitting inflated best price information to the Medicaid Rebate program.

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

     Even if it is determined that we have not violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which would harm our business and financial results and condition. Because of the breadth of these laws and the narrowness of the safe harbors, it is possible that some of our business activities could be challenged under one or more of such laws.

     In recent years, several states and localities, including California, the District of Columbia, Massachusetts, Maine, Minnesota, Nevada, New Mexico, Vermont, and West Virginia, have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs, and file periodic reports with the state or make periodic public disclosures on sales, marketing, pricing, clinical trials, and other activities. Similar requirements are being considered in other states. In addition, as part of the federal Patient Protection and Affordable Care Act, or PPACA, pharmaceutical companies will be required to file reports with the federal government regarding payments made to healthcare professionals. Many of these requirements are new and uncertain, and the penalties for failure to comply with these requirements are unclear. Nonetheless, if we are found not to be in full compliance with these laws, we could face enforcement actions, fines, and other penalties, and could receive adverse publicity, which would harm our business and financial results and condition.

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

Our business is subject to increasingly complex corporate governance, public disclosure, and accounting requirements and regulations that could adversely affect our business and financial results and condition.

     We are subject to changing rules and regulations of various federal and state governmental authorities as well as the stock exchange on which our Common Stock is listed. These entities, including the Public Company Accounting Oversight Board (PCAOB), the SEC and the NASDAQ Global Market, have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional requirements and regulations in response to laws enacted by Congress, including the Sarbanes-Oxley Act of 2002 and, most recently, the Dodd-Frank Wall Street Reform and Protection Act, or the Dodd-Frank Act. There are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act that expressly authorized or required the SEC to adopt additional rules in these areas, such as shareholder approval of executive compensation (so-called “say on pay”) and proxy access. On January 25, 2011, the SEC adopted final rules concerning “say on pay”. Our efforts to comply with these requirements and regulations have resulted in, and are likely to continue to result in, an increase in expenses and a diversion of management’s time from other business activities.

In future years, if we are unable to conclude that our internal control over financial reporting is effective, the market value of our Common Stock could be adversely affected.

     As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on the Company’s internal control over financial reporting in their annual reports on Form 10-K that contains an assessment by management of the effectiveness of our internal control over financial reporting. In addition, the independent registered public accounting firm auditing our financial statements must attest to and report on the effectiveness of our internal control over financial reporting. Our independent registered public accounting firm provided us with an unqualified report as to the effectiveness of our internal control over financial reporting as of December 31, 2010, which report is included in this Annual Report on Form 10-K. However, we cannot assure you that management or our independent registered public accounting firm will be able to provide such an unqualified report as of future year-ends. In this event, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the market value of our Common Stock. In addition, if it is determined that deficiencies in the design or operation of internal controls exist and that they are reasonably likely to adversely affect our ability to record, process, summarize, and report financial information, we would likely incur additional costs to remediate these deficiencies and the costs of such remediation could be material.

Changes in laws and regulations affecting the healthcare industry could adversely affect our business.

     All aspects of our business, including research and development, manufacturing, marketing, pricing, sales, litigation, and intellectual property rights, are subject to extensive legislation and regulation. Changes in applicable federal and state laws and agency regulations could have a materially negative impact on our business. These include:
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

  changes in FDA and foreign regulations that may require additional safety monitoring prior to or after the introduction of new products to market, which could materially increase our costs of doing business; and

  changes in FDA and foreign cGMPs that make it more difficult for us to manufacture our marketed product and clinical candidates in accordance with cGMPs.
     The PPACA potential regulations easing the entry of competing follow-on biologics in the marketplace, new legislation or implementation of existing statutory provisions on importation of lower-cost competing drugs from other jurisdictions, and legislation on comparative effectiveness research are examples of previously enacted and possible future changes in laws that could adversely affect our business.

Risks Related to Our Reliance on Third Parties

If our antibody collaboration with sanofi-aventis is terminated, our business operations and financial condition, and our ability to discover, develop, manufacture, and commercialize our pipeline of product candidates in the time expected, or at all, would be materially harmed.

     We rely heavily on funding from sanofi-aventis to support our target discovery and antibody research and development programs. Sanofi-aventis has committed to pay up to $1.28 billion between 2010 and 2017 to fund our efforts to identify and validate drug discovery targets and pre-clinically develop fully human monoclonal antibodies against such targets. In addition, sanofi-aventis funds almost all of the development expenses incurred by both companies in connection with the clinical development of antibodies that sanofi-aventis elects to co-develop with us. We rely on sanofi-aventis to fund these activities. In addition, with respect to those antibodies that sanofi-aventis elects to co-develop with us, such as REGN727, REGN88, REGN668, REGN421, REGN910, and REGN475, we rely on sanofi-aventis to lead much of the clinical development efforts and assist with obtaining regulatory approval, particularly outside the United States. We also rely on sanofi-aventis to lead the commercialization efforts to support all of the antibody products that are co-developed by sanofi-aventis and us. If sanofi-aventis does not elect to co-develop the antibodies that we discover or opts-out of their development, we would be required to fund and oversee on our own the clinical trials, any regulatory responsibilities, and the ensuing commercialization efforts to support our antibody products. If sanofi-aventis terminates the antibody collaboration or fails to comply with its payment obligations thereunder, our business, financial condition, and results of operations would be materially harmed. We would be required to either expend substantially more resources than we have anticipated to support our research and development efforts, which could require us to seek additional funding that might not be available on favorable terms or at all, or materially cut back on such activities. While we cannot assure you that any of the antibodies from this collaboration will ever be successfully developed and commercialized, if sanofi-aventis does not perform its obligations with respect to antibodies that it elects to co-develop, our ability to develop, manufacture, and commercialize these antibody product candidates will be significantly adversely affected.

If our collaboration with sanofi-aventis for aflibercept is terminated, or sanofi-aventis materially breaches its obligations thereunder, our business operations and financial condition, and our ability to develop, manufacture, and commercialize aflibercept in the time expected, or at all, would be materially harmed.

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

     We rely heavily on Bayer HealthCare to assist with the development of VEGF Trap-Eye. Under our agreement with them, Bayer HealthCare is required to fund approximately half of the development expenses incurred by both companies in connection with the global VEGF Trap-Eye development program. If the VEGF Trap-Eye program continues, we will rely on Bayer HealthCare to assist with funding the VEGF Trap-Eye development program, lead the development of VEGF Trap-Eye outside the United States, obtain regulatory approval outside the United States, and provide all sales, marketing, and commercial support for the product outside the United States. In particular, Bayer HealthCare has responsibility for selling VEGF Trap-Eye outside the United States using its sales force. While we cannot assure you that VEGF Trap-Eye will ever be successfully developed and commercialized, if Bayer HealthCare does not perform its obligations in a timely manner, or at all, our ability to develop, manufacture, and commercialize VEGF Trap-Eye outside the United States will be significantly adversely affected. Bayer HealthCare has the right to terminate its collaboration agreement with us at any time upon six or twelve months advance notice, depending on the circumstances giving rise to termination. If Bayer HealthCare were to terminate its collaboration agreement with us, we would not have the resources or skills to replace those of our partner, which could require us to seek additional funding that might not be available on favorable terms or at all, and could cause significant delays in the development and/or commercialization of VEGF Trap-Eye outside the United States and result in substantial additional costs to us. We currently have limited commercial capabilities and would have to develop or outsource these capabilities outside the United States. Termination of the Bayer HealthCare collaboration agreement would create substantial new and additional risks to the successful development and commercialization of VEGF Trap-Eye.

Our collaborators and service providers may fail to perform adequately in their efforts to support the development, manufacture, and commercialization of ARCALYST® and our drug candidates.

     We depend upon third-party collaborators, including sanofi-aventis, Bayer HealthCare, and service providers such as CROs, outside testing laboratories, clinical investigator sites, and third-party manufacturers and product packagers and labelers, to assist us in the manufacture and preclinical and clinical development of our product candidates. If any of our existing collaborators or service providers breaches or terminates its agreement with us or does not perform its development or manufacturing services under an agreement in a timely manner or in compliance with applicable GMPs, Good Laboratory Practices (GLPs), or GCP Standards, we could experience additional costs, delays, and difficulties in the manufacture or development of, or in obtaining approval by regulatory authorities for our product candidates.

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

     We must expand our own manufacturing capacity to support the planned growth of our clinical pipeline. Moreover, we may expand our manufacturing capacity to supply commercial quantities of the active pharmaceutical ingredients for our product candidates. This will require substantial additional expenditures, and we will need to hire and train significant numbers of employees and managerial personnel to staff our facility. Start-up costs can be large and scale-up entails significant risks related to process development and manufacturing yields. We may be unable to develop manufacturing facilities that are sufficient to produce drug material for all our clinical trials or for commercial use. This may delay our clinical development plans and interfere with our efforts to commercialize our products. In addition, we may be unable to secure adequate filling and finishing services for our products. As a result, our business, financial condition, and results of operations may be materially harmed.

     We may also be unable to obtain key raw materials and supplies for the manufacture of ARCALYST® and our product candidates. In addition, we may face difficulties in developing or acquiring production technology and managerial personnel to manufacture sufficient quantities of our product candidates at reasonable costs and in compliance with applicable quality assurance and environmental regulations and governmental permitting requirements.

Our ability to manufacture our products may be impaired if any of our manufacturing activities are found to infringe third-party patents.

     The ability for us to manufacture our products in our Rensselaer, New York facilities, or to utilize contract manufacturers to produce our products, depends on our ability to operate without infringing the patents or other intellectual property rights of third parties. Other parties may allege that our manufacturing activities infringe patents or other intellectual property rights. A judicial decision in favor of such third parties could preclude such manufacture of our products.

If any of our clinical programs are delayed or discontinued, we may face costs related to the unused capacity at our manufacturing facilities.

     We have large-scale manufacturing operations in Rensselaer, New York. We use our facilities to produce bulk product for clinical and preclinical candidates for ourselves and our collaborations. If our clinical candidates are discontinued, or their clinical development is delayed, we may have to absorb one hundred percent of related overhead costs and inefficiencies.

Third-party supply failures, business interruptions, or natural disasters affecting our manufacturing facilities in Rensselaer, New York could adversely affect our ability to supply our products.

     We manufacture all of our bulk drug materials at our manufacturing facilities in Rensselaer, New York. We would be unable to manufacture these materials if our Rensselaer facilities were to cease production due to regulatory requirements or action, business interruptions, labor shortages or disputes, contaminations, fire, natural disasters, or other problems at the facilities.

     Certain raw materials necessary for the manufacture and formulation of ARCALYST® and of our product candidates are provided by single-source unaffiliated third-party suppliers. In addition, we rely on certain third parties to perform filling, finishing, distribution, and other services related to the manufacture of ARCALYST® and our product candidates. We would be unable to obtain these raw materials or services for an indeterminate period of time if any of these third-parties were to cease or interrupt production or otherwise fail to supply these materials, products, or services to us for any reason, including due to regulatory requirements or action, adverse financial developments at or affecting the supplier, failure by the supplier to comply with GMPs, business interruptions, or labor shortages or disputes. This, in turn, could materially and adversely affect our ability to manufacture or supply ARCALYST® or our product candidates for use in clinical trials or commercial supply, which could materially and adversely affect our business and future prospects.

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

Risks Related to Commercialization of Products

If we are unable to establish sales, marketing, and distribution capabilities, or to enter into agreements with third parties to do so, we will be unable to successfully market and sell future products.

     We are marketing and selling ARCALYST® for the treatment of CAPS ourselves in the United States, primarily through third party service providers. We have no sales or distribution personnel in the United States and have only a small staff with commercial capabilities. We currently have no sales, marketing, commercial, or distribution capabilities outside the United States. If we are unable to obtain those capabilities, either by developing our own organizations or entering into agreements with service providers, even if our current or future product candidates receive marketing approval, we will not be able to successfully sell those products. In that event, we will not be able to generate significant revenue, even if our product candidates receive regulatory approval. We cannot guarantee that we will be able to hire the qualified sales and marketing personnel we need or that we will be able to enter into marketing or distribution agreements with third-party providers on acceptable terms, if at all. Under the terms of our collaboration agreement with sanofi-aventis, we will rely on sanofi-aventis for sales, marketing, and distribution of aflibercept in cancer indications, should it be approved in the future by regulatory authorities for marketing. We will have to rely on a third party or devote significant resources to develop our own sales, marketing, and distribution capabilities for our other product candidates, including VEGF Trap-Eye in the United States and ARCALYST® for patients with gout initiating uric acid-lowering drug therapy if such products receive regulatory approval. Though we are currently actively pursuing establishing our own sales, marketing, and distribution organization in anticipation of filing for and receiving regulatory approval to market and sell in the United States VEGF Trap-Eye and ARCALYST® for patients with gout initiating uric acid-lowering drug therapy, we may be unsuccessful in doing so, which would harm our business and adversely affect our future prospects.

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

Even if our product candidates are approved for marketing, their commercial success is highly uncertain because our competitors have received approval for and may be marketing products with a similar mechanism of action or may enter the marketplace with better or lower cost drugs.

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

     Genentech has an approved VEGF antagonist, Avastin®, on the market for treating certain cancers and many different pharmaceutical and biotechnology companies are working to develop competing VEGF antagonists, including Novartis, Amgen, Imclone/Eli Lilly, Pfizer, AstraZeneca, and GlaxoSmithKline. Many of these molecules are farther along in development than aflibercept and may offer competitive advantages over our molecule. Each of Pfizer, Onyx Pharmaceuticals (together with its partner Bayer HealthCare), and GlaxoSmithKline are marketing and selling oral medications that target tumor cell growth and new vasculature formation that fuels the growth of tumors. The marketing approvals for Genentech’s VEGF antagonist, Avastin®, and their extensive, ongoing clinical development plan for Avastin® in other cancer indications, make it more difficult for us to enroll patients in clinical trials to support aflibercept and to obtain regulatory approval of aflibercept in these cancer settings. This may delay or impair our ability to successfully develop and commercialize aflibercept. In addition, even if aflibercept is ever approved for sale for the treatment of certain cancers, it will be difficult for our drug to compete against Avastin® and the FDA approved kinase inhibitors, because doctors and patients will have significant experience using these medicines. In addition, an oral medication may be considerably less expensive for patients than a biologic medication, providing a competitive advantage to companies that market such products.

     The market for eye disease products is also very competitive. Novartis and Genentech are collaborating on the commercialization and further development of a VEGF antibody fragment, Lucentis®, for the treatment of wet AMD, DME, and other eye indications. Lucentis® was approved by the FDA in June 2006 for the treatment of wet AMD and in June 2010 for the treatment of macular edema following RVO. Lucentis® was also approved by the EMA for wet AMD in January 2007 and for DME in January 2011. Many other companies are working on the development of product candidates for the potential treatment of wet AMD and DME including those that act by blocking VEGF and VEGF receptors, as well as siRNAs that modulate gene expression. In addition, ophthalmologists are using off-label, with success for the treatment of wet AMD, DME, and RVO, a third-party repackaged version of Genentech’s approved VEGF antagonist, Avastin®.

     The NEI and others are conducting long-term, controlled clinical trials comparing Lucentis® to Avastin® in the treatment of wet AMD. Data from these trials are expected in 2011. Even if VEGF Trap-Eye is ever approved for sale for the treatment of eye diseases, it may be difficult for our drug to compete against Lucentis®, because doctors and patients have had significant experience using this medicine. Moreover, the relatively low cost of therapy with Avastin® in patients with wet AMD presents a significant competitive challenge in this indication. While we believe that aflibercept would not be well tolerated if administered directly to the eye, if aflibercept is ever approved for the treatment of certain cancers, there is a risk that third parties will attempt to repackage aflibercept for use and sale for the treatment of wet AMD and other diseases of the eye, which would present a potential low-cost competitive threat to the VEGF Trap-Eye if it is ever approved for sale.

     The availability of highly effective FDA approved TNF-antagonists such as Enbrel®, Remicade®, Humira® (adalimumab), a registered trademark of Abbott, and Simponi® (golimumab), a registered trademark of Centocor, and the IL-1 receptor antagonist Kineret®, and other marketed therapies makes it more difficult to successfully develop and commercialize ARCALYST® in other indications, and this is one of the reasons we discontinued the development of ARCALYST® in adult rheumatoid arthritis. In addition, even if ARCALYST® is ever approved for sale in indications where TNF-antagonists are approved, it will be difficult for our drug to compete against these FDA approved TNF-antagonists because doctors and patients have had significant experience using these effective medicines. Moreover, in such indications these approved therapeutics may offer competitive advantages over ARCALYST®, such as requiring fewer injections.

     There are both small molecules and antibodies in development by other companies that are designed to block the synthesis of IL-1 or inhibit the signaling of IL-1. For example, Eli Lilly, Xoma (in collaboration with Servier), and Novartis are each developing antibodies to IL-1 and both Amgen and MedImmune are developing antibodies to the IL-1 receptor. In 2009, Novartis received regulatory approval in the U.S. and Europe for canakinumab, a fully human anti-interleukin-IL1ß antibody, for the treatment of CAPS. Canakinumab is also in development for atherosclerosis and a number of other inflammatory diseases. Novartis’ IL-1 antibody and these other drug candidates could offer competitive advantages over ARCALYST®. For example, canakinumab is dosed once every eight weeks compared to the once-weekly dosing regimen for ARCALYST®. The successful development and/or commercialization of these competing molecules could adversely affect sales of ARCALYST® for CAPS and delay or impair our ability to commercialize ARCALYST® for indications other than CAPS.

     We are developing ARCALYST® for the prevention of gout flares in patients initiating uric acid-lowering therapy. In January 2011, Novartis announced that the results of two Phase 3 studies with canakinumab focused on reducing pain and preventing recurrent attacks or “flares” in patients with hard-to-treat gout were positive. In addition, Novartis announced that it had submitted an application to the EMA for approval of canakinumab in gout. Novartis also announced that it plans to submit to the FDA in the first quarter of 2011 an application for approval of canakinumab in gout. Canakinumab is dosed less frequently for the treatment of CAPS and may be perceived as offering competitive advantages over ARCALYST® in gout by some physicians, which would make it difficult for us to successfully commercialize ARCALYST® in that disease.

     Currently, inexpensive, oral therapies such as analgesics and other NSAIDs are used as the standard of care to treat the symptoms of gout diseases. These established, inexpensive, orally delivered drugs will make it difficult for us to successfully commercialize ARCALYST® in these diseases.

     Our early-stage clinical candidates in development are all fully human monoclonal antibodies, which were generated using our VelocImmune® technology. Our antibody generation technologies and early-stage clinical candidates face competition from many pharmaceutical and biotechnology companies using various technologies.

     Numerous other companies are developing therapeutic antibody products. Companies such as Pfizer, Johnson & Johnson, AstraZeneca, Amgen, Biogen Idec, Novartis, Genentech/Roche, Bristol-Myers Squib, Abbott, and GlaxoSmithKline have generated therapeutic products that are currently in development or on the market that are derived from recombinant DNA that comprise human antibody sequences.

     We are aware of several pharmaceutical and biotechnology companies actively engaged in the research and development of antibody products against targets that are also the targets of our early-stage product candidates. For example, Pfizer, Johnson & Johnson, and Abbott are developing antibody product candidates against NGF. Genentech/Roche is marketing an antibody against IL-6R (tocilizumab) for the treatment of rheumatoid arthritis, and several other companies, including Centocor Ortho Biotech and Bristol-Myers Squibb, have antibodies against IL-6 in clinical development for this disease. GlaxoSmithKline, in partnership with OncoMed Pharmaceuticals, has a Dll4 antibody in clinical development for the treatment of solid tumors. Aerovance has two formulations of a biologic directed against IL-4 in clinical development. Amgen previously had an antibody against IL-4R in clinical development for the treatment of asthma. We believe that several companies, including Amgen and Pfizer, have development programs for antibodies against PCSK9. Amgen, Pfizer, and AstraZeneca have development programs underway for antibodies against ANG2. If any of these or other competitors announces a successful clinical study involving a product that may be competitive with one of our product candidates or the grant of marketing approval by a regulatory agency for a competitive product, such developments may have an adverse effect on our operations or future prospects.

The successful commercialization of ARCALYST® and our product candidates will depend on obtaining coverage and reimbursement for use of these products from third-party payers and these payers may not agree to cover or reimburse for use of our products.

     Our product candidates, if commercialized, may be significantly more expensive than traditional drug treatments. For example, we are developing ARCALYST® for the prevention of gout flares in patients initiating uric acid-lowering drug therapy. Patients suffering from this gout indication are currently treated with inexpensive therapies, including NSAIDs. These existing treatment options are likely to be considerably less expensive and may be preferable to a biologic medication for some patients. Our future revenues and profitability will be adversely affected if United States and foreign governmental, private third-party insurers and payers, and other third-party payers, including Medicare and Medicaid, do not agree to defray or reimburse the cost of our products to the patients. If these entities refuse to provide coverage and reimbursement with respect to our products or provide an insufficient level of coverage and reimbursement, our products may be too costly for many patients to afford them, and physicians may not prescribe them. Many third-party payers cover only selected drugs, making drugs that are not preferred by such payers more expensive for patients, and require prior authorization or failure on another type of treatment before covering a particular drug. In particular, payers may impose these obstacles to coverage on higher-priced drugs, as our product candidates are likely to be.

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

     In addition to potential restrictions on coverage, the amount of reimbursement for our products may also reduce our profitability. Government and other third-party payers are challenging the prices charged for healthcare products and increasingly limiting, and attempting to limit, both coverage and level of reimbursement for prescription drugs. In March 2010, the PPACA and a related reconciliation bill were enacted in the U.S. This legislation imposes cost containment measures that are likely to adversely affect the amount of reimbursement for our future products. The full effects of this legislation are unknown at this time and will not be known until regulations and guidance are issued by the Centers for Medicare and Medicaid Services and other federal and state agencies. Some states are also considering legislation that would control the prices of drugs, and state Medicaid programs are increasingly requesting manufacturers to pay supplemental rebates and requiring prior authorization by the state program for use of any drug for which supplemental rebates are not being paid. It is likely that federal and state legislatures and health agencies will continue to focus on additional health care reform in the future that will impose additional constraints on prices and reimbursements for our products.

     Since ARCALYST® and our product candidates in clinical development will likely be too expensive for most patients to afford without health insurance coverage, if our products are unable to obtain adequate coverage and reimbursement by third-party payers, our ability to successfully commercialize our product candidates may be adversely impacted. Any limitation on the use of our products or any decrease in the price of our products will have a material negative effect on our ability to achieve profitability.

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

     We are highly dependent on certain of our executive officers and other key members of our senior management team. If we are not able to retain any of these persons or our Chairman, our business may suffer. In particular, we depend on the services of P. Roy Vagelos, M.D., the Chairman of our board of directors, Leonard Schleifer, M.D., Ph.D., our President and Chief Executive Officer, George D. Yancopoulos, M.D., Ph.D., our Executive Vice President, Chief Scientific Officer and President, Regeneron Research Laboratories, and Neil Stahl, Ph.D., our Senior Vice President, Research and Development Sciences. As we prepare for commercialization in the United States of our late-stage product candidates should they receive regulatory approval, we will also be highly dependent on the expertise and services of members of our senior management leading these commercialization efforts. There is intense competition in the biotechnology industry for qualified scientists and managerial personnel in the development, manufacture, and commercialization of drugs. We may not be able to continue to attract and retain the qualified personnel necessary to continue to advance our business and achieve our strategic objectives.

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

     A small number of our shareholders beneficially own a substantial amount of our Common Stock. As of December 31, 2010, our four largest shareholders plus Leonard S. Schleifer, M.D, Ph.D., our Chief Executive Officer, beneficially owned 50.9% of our outstanding shares of Common Stock, assuming, in the case of our Chief Executive Officer, the conversion of his Class A Stock into Common Stock and the exercise of all options held by him which are exercisable within 60 days of December 31, 2010. In September 2003, sanofi-aventis (then Aventis Pharmaceuticals Inc.) purchased 2,799,552 newly issued, unregistered shares of our Common Stock, and in December 2007 sanofi-aventis purchased an additional 12 million newly issued, unregistered shares of our Common Stock. Under our investor agreement, as amended, with sanofi-aventis, these shares may not be sold until December 20, 2017 except under limited circumstances and subject to earlier termination of these restrictions upon the occurrence of certain events. In addition, in October 2010, sanofi-aventis purchased an additional 1,017,401 shares of Common Stock in our underwritten public offering. As of December 31, 2010, sanofi-aventis beneficially owned 15,816,953 shares of our Common Stock, representing approximately 18.1% of the shares of Common Stock then outstanding. If sanofi-aventis, or our other significant shareholders or we, sell substantial amounts of our Common Stock in the public market, or the perception that such sales may occur exists, the market price of our Common Stock could fall. Sales of Common Stock by our significant shareholders, including sanofi-aventis, also might make it more difficult for us to raise funds by selling equity or equity-related securities in the future at a time and price that we deem appropriate.

Our existing shareholders may be able to exert significant influence over matters requiring shareholder approval.

     Holders of Class A Stock, who are generally the shareholders who purchased their stock from us before our initial public offering, are entitled to ten votes per share, while holders of Common Stock are entitled to one vote per share. As of December 31, 2010, holders of Class A Stock held 20.0% of the combined voting power of all shares of Common Stock and Class A Stock then outstanding. These shareholders, if acting together, would be in a position to significantly influence the election of our directors and to effect or prevent certain corporate transactions that require majority or supermajority approval of the combined classes, including mergers and other business combinations. This may result in our taking corporate actions that other shareholders may not consider to be in their best interest and may affect the price of our Common Stock. As of December 31, 2010:
  our current executive officers and directors beneficially owned 13.1% of our outstanding shares of Common Stock, assuming conversion of their Class A Stock into Common Stock and the exercise of all options held by such persons which are exercisable within 60 days of December 31, 2010, and 26.7% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by such persons which are exercisable within 60 days of December 31, 2010; and

  our four largest shareholders plus Leonard S. Schleifer, M.D., Ph.D. our Chief Executive Officer, beneficially owned 50.9% of our outstanding shares of Common Stock, assuming, in the case of our Chief Executive Officer, the conversion of his Class A Stock into Common Stock and the exercise of all options held by him which are exercisable within 60 days of December 31, 2010. In addition, these five shareholders held 55.8% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by our Chief Executive Officer which are exercisable within 60 days of December 31, 2010.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS

     None.

ITEM 2. PROPERTIES

     We conduct our research, development, manufacturing, and administrative activities at our owned and leased facilities. Under our main lease in Tarrytown, New York, as amended, we lease approximately 545,600 square feet of laboratory and office facilities, including approximately 401,600 square feet of space that we currently occupy and approximately 144,000 square feet of additional new space that we expect to occupy in early 2011. The term of the lease will expire in June 2024. The lease contains three renewal options to extend the term of the lease by five years each and early termination options on approximately 316,000 square feet of space. The lease provides for monthly payments over its term and additional charges for utilities, taxes, and operating expenses. Monthly lease payments on the new space commenced in January 2011 and charges for utilities, taxes, and operating expenses commenced in January 2010.

     In December 2009, we entered into a separate agreement to lease approximately 6,600 square feet of laboratory and office space at our current Tarrytown location. The term of this lease will expire in August 2011 after which time we have the option to include this space in our main Tarrytown lease, as described above.

     In October 2008, we entered into an operating sublease for approximately 14,100 square feet of office space in Bridgewater, New Jersey. The term of the lease expires in July 2011.

     We own facilities in Rensselaer, New York, consisting of three buildings totaling approximately 395,500 square feet of research, manufacturing, office, and warehouse space.

     The following table summarizes information regarding our current real property leases:

			Current Monthly
	Square		Base Rental	Renewal Option
Location	Footage	Expiration	Charges(1)	Available
Tarrytown, New York	545,600	June 2024	$1,767,600	Three 5-year terms
Tarrytown, New York	6,600	August 2011	$21,900	Incorporate into main
				Tarrytown lease
Bridgewater, New Jersey(2)	14,100	July 2011	$21,700	None
____________________

(1)	Excludes additional charges for utilities, real estate taxes, and operating expenses, as defined.

(2)	Relates to sublease in Bridgewater, New Jersey, as described above.

     We believe that our existing owned and leased facilities are adequate for ongoing research, development, manufacturing, and administrative activities. In the future, we may lease, operate, or purchase additional facilities in which to conduct expanded research and development and manufacturing activities and support commercial operations.

ITEM 3. LEGAL PROCEEDINGS

     From time to time, we are a party to legal proceedings in the course of our business. We do not expect any such current legal proceedings to have a material adverse effect on our business or financial condition. On November 19, 2010, Regeneron filed a complaint against Genentech, Inc. in the United States District Court for the Southern District of New York seeking a declaratory judgment that no activities relating to VEGF Trap infringe any valid claim of certain Genentech patents. On January 12, 2011, Genentech filed a motion to dismiss the complaint. The motion is currently pending. We may initiate similar actions in countries outside the United States.

ITEM 4. [REMOVED AND RESERVED]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

     Our Common Stock is quoted on The NASDAQ Global Select Market under the symbol “REGN.” Our Class A Stock, par value $.001 per share, is not publicly quoted or traded.

     The following table sets forth, for the periods indicated, the range of high and low sales prices for our Common Stock as reported by The NASDAQ Global Select Market:

	High	Low
2009
First Quarter	$20.08	$11.81
Second Quarter	18.42	12.11
Third Quarter	23.49	16.05
Fourth Quarter	24.97	15.02

2010
First Quarter	$30.51	$23.42
Second Quarter	30.58	22.32
Third Quarter	27.53	20.45
Fourth Quarter	33.94	24.29

     As of February 11, 2011, there were 432 shareholders of record of our Common Stock and 39 shareholders of record of our Class A Stock.

     We have never paid cash dividends and do not anticipate paying any in the foreseeable future.

     The information under the heading “Equity Compensation Plan Information” in our definitive proxy statement with respect to our 2011 Annual Meeting of Shareholders to be filed with the SEC is incorporated by reference into Item 12 of this Annual Report on Form 10-K.

STOCK PERFORMANCE GRAPH

     Set forth below is a line graph comparing the cumulative total shareholder return on Regeneron’s Common Stock with the cumulative total return of (i) The NASDAQ Pharmaceuticals Stocks Index and (ii) The NASDAQ Stock Market (U.S.) Index for the period from December 31, 2005 through December 31, 2010. The comparison assumes that $100 was invested on December 31, 2005 in our Common Stock and in each of the foregoing indices. All values assume reinvestment of the pre-tax value of dividends paid by companies included in these indices. The historical stock price performance of our Common Stock shown in the graph below is not necessarily indicative of future stock price performance.

	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010
Regeneron	$100.00	$126.23	$151.89	$115.47	$152.08	$206.48
NASDAQ Pharm	100.00	97.88	102.94	95.78	107.62	116.66
NASDAQ US	100.00	109.84	119.14	57.41	82.53	97.95

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data set forth below for the years ended December 31, 2010, 2009, and 2008 and at December 31, 2010 and 2009 are derived from and should be read in conjunction with our audited financial statements, including the notes thereto, included elsewhere in this report. The selected financial data for the years ended December 31, 2007 and 2006 and at December 31, 2008, 2007, and 2006 are derived from our audited financial statements not included in this report.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)
Statement of Operations Data
Revenues
Collaboration revenue	$386,725	$314,457	$185,138	$87,648	$47,763
Technology licensing	40,150	40,013	40,000	28,421
Contract manufacturing					12,311
Net product sales	25,254	18,364	6,249
Contract research and other	6,945	6,434	7,070	8,955	3,373
	459,074	379,268	238,457	125,024	63,447
Expenses
Research and development	489,252	398,762	274,903	202,468	137,064
Contract manufacturing					8,146
Selling, general, and administrative	65,201	52,923	48,880	37,929	25,892
Cost of goods sold	2,093	1,686	923
	556,546	453,371	324,706	240,397	171,102
Loss from operations	(97,472)	(74,103)	(86,249)	(115,373)	(107,655)
Other income (expense)
Investment income	2,122	4,488	18,161	20,897	16,548
Interest expense	(9,118)	(2,337)	(7,752)	(12,043)	(12,043)
Loss on early extinguishment of debt			(938)
	(6,996)	2,151	9,471	8,854	4,505
Net loss before income tax expense and cumulative
effect of a change in accounting principle	(104,468)	(71,952)	(76,778)	(106,519)	(103,150)
Income tax (benefit) expense		(4,122)	2,351
Net loss before cumulative effect of a
change in accounting principle	(104,468)	(67,830)	(79,129)	(106,519)	(103,150)
Cumulative effect of a change in accounting principle
related to share-based payments					813
Net loss	$(104,468)	$(67,830)	$(79,129)	$(106,519)	$(102,337)
Net loss per share, basic and diluted:
Net loss before cumulative effect of a
change in accounting principle	$(1.26)	$(0.85)	$(1.00)	$(1.61)	$(1.78)
Cumulative effect of a change in accounting principle
related to share-based payments					0.01
Net loss	$(1.26)	$(0.85)	$(1.00)	$(1.61)	$(1.77)

	At December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Balance Sheet Data
Unrestricted and restricted cash, cash equivalents, and
marketable securities (current and non-current)	$626,939	$390,010	$527,461	$846,279	$522,859
Total assets	1,089,432	741,202	724,220	957,881	585,090
Notes payable (current and non-current)				200,000	200,000
Facility lease obligations (current and non-current)	160,030	109,022	54,182	21,623
Capital lease obligations (current and non-current)	2,829
Stockholders’ equity	527,815	396,762	421,514	459,348	216,624

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     We are a biopharmaceutical company that discovers, develops, and commercializes pharmaceutical products for the treatment of serious medical conditions. We currently have one marketed product: ARCALYST® Injection for Subcutaneous Use, which is available for prescription in the United States for the treatment of CAPS, including FCAS and MWS in adults and children 12 and older.

     We have 11 product candidates in clinical development, including three that are in late-stage (Phase 3). All of these product candidates were discovered in our research laboratories. Our late-stage programs are VEGF Trap-Eye, which is being developed using intraocular delivery for the treatment of serious eye diseases; ARCALYST®, which is being developed for the prevention of gout flares in patients initiating uric acid-lowering treatment; and aflibercept, which is being developed in oncology in collaboration with sanofi-aventis. Our earlier stage clinical programs include the following fully human antibodies, which are being developed in collaboration with sanofi-aventis:
  REGN727, an antibody to PCSK9 for LDL cholesterol reduction;

  REGN88, an antibody to IL-6R, which is being developed in rheumatoid arthritis and ankylosing spondylitis;

  REGN668, an antibody to IL-4R, which is being developed in atopic dermatitis and asthma;

  REGN421, an antibody to Dll4, a novel angiogenesis target, which is being developed in oncology,

  REGN910, an antibody to ANG2, another novel angiogenesis target, which is being developed in oncology;

  REGN475, an antibody to NGF, which is being developed for the treatment of pain (currently on clinical hold); and

  REGN728 and REGN846, two antibodies in clinical development against undisclosed targets.
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

     From inception on January 8, 1988 through December 31, 2010, we had a cumulative loss of $1.0 billion, principally related to our research and development activities. We expect to continue to incur substantial expenses related to our research and development activities, a significant portion of which we expect to be reimbursed by our collaborators. We plan to submit a BLA to the FDA in the first half of 2011 for marketing approval of VEGF Trap-Eye in wet AMD in the U.S. In addition, Bayer HealthCare intends to submit regulatory applications in the first half of 2011 for marketing approval of VEGF Trap-Eye in wet AMD in Europe. If we receive positive Phase 3 clinical trial results, we also expect to file for regulatory approval of ARCALYST® for the prevention of gout flares and of aflibercept in one or more oncology indications. We expect to incur substantial costs to prepare for potential commercialization of these late-stage product candidates and, if one or more of these product candidates receive regulatory approval, to fund the launch of the product(s). Thus, we expect to continue to incur substantial operating losses over at least the next few years related primarily to our research and development and commercialization activities. Also, our research and development activities outside our collaborations, the costs of which are not reimbursed, may expand and require additional resources. Our losses may fluctuate from quarter to quarter and will depend on, among other factors, the scope and progress of our research and development efforts, the progress of our efforts to commercialize our late-stage product candidates, the timing of certain expenses, and the amount of reimbursement that we receive from collaborators. We cannot predict whether or when our late-stage product candidates will receive regulatory approval or, if such approval is received, whether we will be able to successfully commercialize such product(s), or if we do commercialize such product(s), whether or when they may become profitable.

     A primary driver of our expenses is our number of full-time employees. Our annual average headcount in 2010 was 1,249 compared with 980 in 2009 and 810 in 2008. In 2010, 2009, and 2008 our average headcount increased primarily to support our expanded research and development activities in connection with our antibody collaboration with sanofi-aventis. In 2011, we expect our average headcount to increase to approximately 1,600-1,650, primarily to support the further expansion of our research and development activities, especially in connection with our antibody collaboration with sanofi-aventis, and activities in connection with preparing for the potential commercialization of our late-stage product candidates.

     Management of cash flow is extremely important as we continue our research and development activities and prepare for potential commercialization of our late-stage product candidates. Our principal sources of cash to-date have been from (i) sales of common equity, both in public offerings and to our collaborators, including sanofi-aventis, (ii) funding from our collaborators and licensees in the form of up-front and milestone payments, technology licensing payments, and payments for our research and development activities, and (iii) a private placement of convertible debt, which was repaid in full during 2008. The most significant use of our cash is for research and development activities, which include drug discovery, preclinical studies, clinical trials, and the manufacture of drug supplies for preclinical studies and clinical trials. We are reimbursed for a substantial portion of these research and development activities by our collaborators. A significant use of our cash will also be for activities in connection with preparing for the potential commercialization of our late-stage product candidates.

     The planning, execution, and results of our clinical programs are significant factors that can affect our operating and financial results. In our clinical programs, key events in 2010 and 2011 to date were, and plans for the remainder of 2011 are, as follows:

Clinical Program	2010 and 2011 Events to Date	2011 Plans
VEGF Trap-Eye
  Reported positive 52-week results in the Phase 3 VIEW 1 and VIEW 2 trials in wet AMD
  Reported positive six-month results in the Phase 3 COPERNICUS trial in CRVO and completed patient enrollment in the Phase 3 GALILEO trial in CRVO
  Reported positive 24-week and 52-week results from the Phase 2 DME trial (DA VINCI)
  Initiated a Phase 3 trial in Asia in CNV of the retina as a result of pathologic myopia

  File for regulatory approval of VEGF Trap-Eye in wet AMD in the first half of 2011
  Report initial six-month data from GALILEO in the first half of 2011
  Report two-year data from VIEW 1 and VIEW 2, and one-year data from COPERNICUS in the second half of 2011
  If GALILEO is successful, file for regulatory approval of VEGF Trap-Eye in CRVO

ARCALYST®
  Reported positive results from PRE-SURGE 1 and completed patient enrollment of PRE-SURGE 2 and RE-SURGE. PRE-SURGE 1 and 2 are Phase 3 studies that are evaluating ARCALYST® in the prevention of gout flares associated with the initiation of uric acid-lowering drug therapy
  Reported that in a Phase 3 study evaluating ARCALYST in the treatment of pain during an acute gout flare, there was no significant benefit from combining ARCALYST with an NSAID versus an NSAID alone

  Report data from PRE-SURGE 2 and RE-SURGE in the first quarter of 2011
  If PRE-SURGE 2 and RE-SURGE are successful, file for regulatory approval of ARCALYST® for the prevention of gout flares associated with the initiation of uric acid-lowering drug therapy by mid 2011

Aflibercept (VEGF Trap – Oncology)
  Completed patient enrollment in the Phase 3 studies in non-small cell lung cancer (VITAL), prostate cancer (VENICE), and colorectal cancer (VELOUR)
  Completed patient enrollment in a Phase 2 1st-line study in metastatic colorectal cancer (AFFIRM)
  An IDMC conducted an interim analysis of VELOUR and recommended that the study continue to completion as planned with no modifications
Report data from VITAL and VELOUR in the first half of 2011 An IDMC is expected to conduct an interim analysis of VENICE in mid-2011 Report data from AFFIRM
REGN727 (PCSK9 Antibody)	Reported proof-of-concept data from a Phase 1 study for LDL cholesterol reduction Initiated a Phase 2 program for LDL cholesterol reduction	Report data from the Phase 2 program for LDL cholesterol reduction

Clinical Program	2010 and 2011 Events to Date	2011 Plans
REGN88 (IL-6R Antibody)	Initiated a Phase 2/3 dose-ranging study in rheumatoid arthritis Initiated a Phase 2 dose-ranging study in ankylosing spondylitis Reported data from the Phase 1 program in rheumatoid arthritis	Report initial data in rheumatoid arthritis and in ankylosing spondylitis
REGN668 (IL-4R Antibody)	Completed a Phase 1 study in healthy volunteers Initiated a Phase 1b program in atopic dermatitis	Initiate a Phase 2 program in asthma
REGN421 (Dll4 Antibody)	Continued patient enrollment in Phase 1 program	Initiate a Phase 2 program in advanced malignancies
REGN910 (ANG2 Antibody)	Initiated a Phase 1 study in oncology
REGN475 (NGF Antibody)
  Reported top-line results from Phase 2 studies in osteoarthritis of the knee and acute sciatica
  Phase 2 studies placed on clinical hold in December 2010 by the FDA due to adverse events seen with NGF antibodies under development at other pharmaceutical companies

REGN728 (target not disclosed)	Initiated clinical development in an undisclosed indication
REGN846 (target not disclosed)	Initiated clinical development in an undisclosed indication

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

Product Revenue

     Revenue from product sales is recognized when persuasive evidence of an arrangement exists, title to product and associated risk of loss has passed to the customer, the price is fixed or determinable, collection from the customer is reasonably assured, and we have no further performance obligations. Revenue and deferred revenue from product sales are recorded net of applicable provisions for prompt pay discounts, product returns, estimated rebates payable under governmental programs (including Medicaid), distributor fees, and other sales-related deductions. We review our estimates of rebates payable each period and record any necessary adjustments in the current period’s net product sales.

Clinical Trial Expenses

     Clinical trial costs are a significant component of research and development expenses and include costs associated with third-party contractors. We outsource a substantial portion of our clinical trial activities, utilizing external entities such as CROs, independent clinical investigators, and other third-party service providers to assist us with the execution of our clinical studies. For each clinical trial that we conduct, certain clinical trial costs are expensed immediately, while others are expensed over time based on the expected total number of patients in the trial, the rate at which patients enter the trial, and the period over which clinical investigators or contract research organizations are expected to provide services.

     Clinical activities which relate principally to clinical sites and other administrative functions to manage our clinical trials are performed primarily by CROs. CROs typically perform most of the start-up activities for our trials, including document preparation, site identification, screening and preparation, pre-study visits, training, and program management. On a budgeted basis, these start-up costs are typically 10% to 20% of the total contract value. On an actual basis, this percentage range can be significantly wider, as many of our contracts with CROs are either expanded or reduced in scope compared to the original budget, while start-up costs for the particular trial may not change materially. These start-up costs usually occur within a few months after the contract has been executed and are event driven in nature. The remaining activities and related costs, such as patient monitoring and administration, generally occur ratably throughout the life of the individual contract or study. In the event of early termination of a clinical trial, we accrue and recognize expenses in an amount based on our estimate of the remaining non-cancelable obligations associated with the winding down of the clinical trial and/or penalties.

     For clinical study sites, where payments are made periodically on a per-patient basis to the institutions performing the clinical study, we accrue expense on an estimated cost-per-patient basis, based on subject enrollment and activity in each quarter. The amount of clinical study expense recognized in a quarter may vary from period to period based on the duration and progress of the study, the activities to be performed by the sites each quarter, the required level of patient enrollment, the rate at which patients actually enroll in and drop-out of the clinical study, and the number of sites involved in the study. Clinical trials that bear the greatest risk of change in estimates are typically those that have a significant number of sites, require a large number of patients, have complex patient screening requirements, and span multiple years. During the course of a trial, we adjust our rate of clinical expense recognition if actual results differ from our estimates. Our estimates and assumptions for clinical expense recognition could differ significantly from our actual results, which could cause material increases or decreases in research and development expenses in future periods when the actual results become known. No material adjustments to our past clinical trial accrual estimates were made during the years ended December 31, 2010, 2009, or 2008.

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

Marketable Securities

     We have invested our excess cash primarily in direct obligations of the U.S. government and its agencies, other debt securities guaranteed by the U.S. government, and money market funds that invest in U.S. Government securities. We consider our marketable securities to be “available-for-sale,” as defined by authoritative guidance issued by the Financial Accounting Standards Board (FASB). These assets are carried at fair value and the unrealized gains and losses are included in other accumulated comprehensive income (loss) as a separate component of stockholders’ equity. If the decline in the value of a marketable security in our investment portfolio is deemed to be other-than-temporary, we write down the security to its current fair value and recognize a loss that may be charged against income.

     On a quarterly basis, we review our portfolio of marketable securities, using both quantitative and qualitative factors, to determine if declines in fair value below cost are other-than-temporary. Such factors include the length of time and the extent to which market value has been less than cost, financial condition and near-term prospects of the issuer, recommendations of investment advisors, and forecasts of economic, market, or industry trends. With respect to debt securities, this review process also includes an evaluation of our intent to sell an individual debt security or our need to sell the debt security before its anticipated recovery or maturity. With respect to equity securities, this review process includes an evaluation of our ability and intent to hold the securities until their full value can be recovered. This review is subjective and requires a high degree of judgment. For example, as a result of our quarterly reviews of our marketable securities portfolio, during 2010, 2009, and 2008 we recorded charges for other-than-temporary impairment of our marketable securities totaling $0.1 million, $0.1 million, and $2.5 million, respectively.

Depreciation of Property, Plant, and Equipment

     Property, plant, and equipment are stated at cost, net of accumulated depreciation. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets. In some situations, the life of the asset may be extended or shortened if circumstances arise that would lead us to believe that the estimated life of the asset has changed. The life of leasehold improvements may change based on the extension of lease contracts with our landlords. Changes in the estimated lives of assets will result in an increase or decrease in the amount of depreciation recognized in future periods. For example, effective in the first quarter of 2010, the estimated useful lives of certain capitalized laboratory and other equipment, which is a component of property, plant, and equipment, were extended. The effect of this change in estimate was to lower depreciation expense by $4.0 million and to lower our net loss per share by $0.05 for the year ended December 31, 2010.

Results of Operations

Years Ended December 31, 2010 and 2009

Net Loss

     Regeneron reported a net loss of $104.5 million, or $1.26 per share (basic and diluted), for the year ended December 31, 2010, compared to a net loss of $67.8 million, or $0.85 per share (basic and diluted) for 2009. The increase in our net loss in 2010 was principally due to higher research and development expenses, partly offset by higher collaboration revenue in connection with our antibody collaboration with sanofi-aventis.

Revenues

     Revenues in 2010 and 2009 consist of the following:

(In millions)	2010	2009
Collaboration revenue
Sanofi-aventis	$311.3	$247.2
Bayer HealthCare	75.4	67.3
Total collaboration revenue	386.7	314.5
Technology licensing revenue	40.2	40.0
Net product sales	25.3	18.4
Contract research and other revenue	6.9	6.4
Total revenue	$459.1	$379.3

Sanofi-aventis Collaboration Revenue

     The collaboration revenue we earned from sanofi-aventis, as detailed below, consisted primarily of reimbursement for research and development expenses and recognition of revenue related to non-refundable up-front payments of $105.0 million related to the aflibercept collaboration and $85.0 million related to the antibody collaboration.

	Years ended
	December 31,
Sanofi-aventis Collaboration Revenue	2010	2009
(In millions)
Aflibercept:
Regeneron expense reimbursement	$16.5	$26.6
Recognition of deferred revenue related to up-front payments	9.9	9.9
Total aflibercept	26.4	36.5
Antibody:
Regeneron expense reimbursement	276.0	198.1
Recognition of deferred revenue related to up-front and other payments	7.3	9.9
Recognition of revenue related to VelociGene® agreement	1.6	2.7
Total antibody	284.9	210.7
Total sanofi-aventis collaboration revenue	$311.3	$247.2

     Sanofi-aventis’ reimbursement of our aflibercept expenses decreased in 2010 compared to 2009, primarily due to lower costs related to internal research activities and manufacturing aflibercept clinical supplies. As of December 31, 2010, $32.6 million of the original $105.0 million of up-front payments related to aflibercept was deferred and will be recognized as revenue in future periods.

     In 2010, sanofi-aventis’ reimbursement of our antibody expenses consisted of $137.7 million under the discovery agreement and $138.3 million of development costs under the license agreement, compared to $99.8 million and $98.3 million, respectively, in 2009. The higher reimbursement amounts in 2010 compared to 2009 were due to an increase in our research activities conducted under the discovery agreement and increases in our development activities for antibody candidates under the license agreement.

     Recognition of deferred revenue related to sanofi-aventis’ $85.0 million up-front payment decreased in 2010 compared to 2009 due to the November 2009 amendments to expand and extend the companies’ antibody collaboration. In connection with the November 2009 amendment of the discovery agreement, sanofi-aventis is funding up to $30 million of agreed-upon costs incurred by us to expand our manufacturing capacity at our Rensselaer, New York facilities, of which $23.4 million was received or receivable from sanofi-aventis as of December 31, 2010. Revenue related to these payments for such funding from sanofi-aventis is deferred and recognized as collaboration revenue prospectively over the related performance period in conjunction with the recognition of the original $85.0 million up-front payment. As of December 31, 2010, $79.8 million of the sanofi-aventis payments was deferred and will be recognized as revenue in future periods.

     In August 2008, we entered into a separate VelociGene® agreement with sanofi-aventis. In 2010 and 2009, we recognized $1.6 million and $2.7 million, respectively, in revenue related to this agreement.

Bayer HealthCare Collaboration Revenue

     The collaboration revenue we earned from Bayer HealthCare, as detailed below, consisted of cost sharing of Regeneron VEGF Trap-Eye development expenses, substantive performance milestone payments, and recognition of revenue related to a non-refundable $75.0 million up-front payment received in October 2006 and a $20.0 million milestone payment received in August 2007 (which, for the purpose of revenue recognition, was not considered substantive).

	Years ended
Bayer HealthCare Collaboration Revenue	December 31,
(In millions)	2010	2009
Cost-sharing of Regeneron VEGF Trap-Eye development expenses	$45.5	$37.4
Substantive performance milestone payments	20.0	20.0
Recognition of deferred revenue related to up-front and other milestone payments	9.9	9.9
Total Bayer HealthCare collaboration revenue	$75.4	$67.3

     Cost-sharing of our VEGF Trap-Eye development expenses with Bayer HealthCare increased in 2010 compared to 2009 due to higher internal development activities and higher clinical development costs in connection with our Phase 3 COPERNICUS trial in CRVO. In the fourth quarter of 2010, we earned two $10.0 million substantive milestone payments from Bayer HealthCare for achieving positive 52-week results in the VIEW 1 study and positive 6-month results in the COPERNICUS study. In July 2009, we earned a $20.0 million substantive performance milestone payment from Bayer HealthCare in connection with the dosing of the first patient in the COPERNICUS study. In connection with the recognition of deferred revenue related to the $75.0 million up-front payment and $20.0 million milestone payment received in August 2007, as of December 31, 2010, $47.0 million of these payments was deferred and will be recognized as revenue in future periods.

Technology Licensing Revenue

     In connection with our VelocImmune® license agreements with AstraZeneca and Astellas, each of the $20.0 million annual, non-refundable payments were deferred upon receipt and recognized as revenue ratably over approximately the ensuing year of each agreement. In both 2010 and 2009, we recognized $40.0 million of technology licensing revenue related to these agreements. In addition, in connection with the amendment and extension of our license agreement with Astellas, in August 2010, we received a $165.0 million up-front payment, which was deferred upon receipt and will be recognized as revenue ratably over a seven-year period beginning in mid-2011. As of December 31, 2010, $176.6 million of these technology licensing payments was deferred and will be recognized as revenue in future periods.

Net Product Sales

     In 2010 and 2009, we recognized as revenue $25.3 million and $18.4 million, respectively, of ARCALYST® net product sales for which both the right of return no longer existed and rebates could be reasonably estimated. The Company had limited historical return experience for ARCALYST® beginning with initial sales in 2008 through the end of 2009; therefore, ARCALYST® net product sales were deferred until the right of return no longer existed and rebates could be reasonably estimated. Effective in the first quarter of 2010, the Company determined that it had accumulated sufficient historical data to reasonably estimate both product returns and rebates of ARCALYST®. As a result, $4.8 million of previously deferred ARCALYST® net product sales were recognized as revenue in the first quarter of 2010. The effect of this change in estimate related to ARCALYST® net product sales revenue was to lower our net loss per share by $0.06 in 2010. At December 31, 2010, there was no deferred revenue related to ARCALYST® net product sales.

Contract Research and Other Revenue

     Contract research and other revenue in 2010 and 2009 included $4.6 million and $5.5 million, respectively, recognized in connection with our five-year grant from the NIH, which we were awarded in September 2006 as part of the NIH’s Knockout Mouse Project.

Expenses

     Total operating expenses increased to $556.5 million in 2010 from $453.4 million in 2009. Our average headcount in 2010 increased to 1,249 from 980 in 2009 principally as a result of our expanding research and development activities, which were primarily attributable to our antibody collaboration with sanofi-aventis.

     Operating expenses in 2010 and 2009 included a total of $39.9 million and $31.3 million, respectively, of non-cash compensation expense related to employee stock option and restricted stock awards (Non-cash Compensation Expense), as detailed below:

	For the year ended December 31, 2010
	Expenses before
	inclusion of Non-cash	Non-cash
	Compensation	Compensation	Expenses as
Expenses	Expense	Expense	Reported
(In millions)
Research and development	$466.9	$22.3	$489.2
Selling, general, and administrative	47.6	17.6	65.2
Cost of goods sold	2.1		2.1
Total operating expenses	$516.6	$39.9	$556.5

	For the year ended December 31, 2009
	Expenses before
	inclusion of Non-cash	Non-cash
	Compensation	Compensation	Expenses as
Expenses	Expense	Expense	Reported
(In millions)
Research and development	$380.0	$18.8	$398.8
Selling, general, and administrative	40.4	12.5	52.9
Cost of goods sold	1.7		1.7
Total operating expenses	$422.1	$31.3	$453.4

     The increase in total Non-cash Compensation Expense in 2010 was primarily attributable to (i) the recognition of higher expense in 2010 in connection with performance-based stock options that we estimate will vest, (ii) the increase in stock option awards in 2010, due in part to the increase in headcount, and (iii) the higher fair market value of our Common Stock on the date of our annual employee option grants made in December 2009 compared to December 2008.

Research and Development Expenses

     Research and development expenses increased to $489.2 million in 2010 from $398.8 million in 2009. The following table summarizes the major categories of our research and development expenses in 2010 and 2009:

	Year Ended
	December 31,		Increase
Research and Development Expenses	2010	2009	(Decrease)
(In millions)
Payroll and benefits(1)	$131.7	$99.9	$31.8
Clinical trial expenses	106.9	111.6	(4.7)
Clinical manufacturing costs(2)	95.6	66.7	28.9
Research and other development costs	53.8	42.3	11.5
Occupancy and other operating costs	52.3	40.6	11.7
Cost-sharing of Bayer HealthCare VEGF Trap-Eye development expenses(3)	48.9	37.7	11.2
Total research and development expenses	$489.2	$398.8	$90.4

____________________

(1)	Includes $19.3 million and $16.2 million of Non-cash Compensation Expense in 2010 and 2009, respectively.

(2)	Represents the full cost of manufacturing drug for use in research, preclinical development, and clinical trials, including related payroll and benefits, Non-cash Compensation Expense, manufacturing materials and supplies, depreciation, and occupancy costs of our Rensselaer manufacturing facility. Includes $3.0 million and $2.6 million of Non-cash Compensation Expense in 2010 and 2009, respectively.

(3)	Under our collaboration with Bayer HealthCare, in periods when Bayer HealthCare incurs VEGF Trap- Eye development expenses, we also recognize, as additional research and development expense, the portion of Bayer HealthCare’s VEGF Trap-Eye development expenses that we are obligated to reimburse. Bayer HealthCare provides us with estimated VEGF Trap-Eye development expenses for the most recent fiscal quarter. Bayer HealthCare’s estimate is reconciled to its actual expenses for such quarter in the subsequent fiscal quarter and our portion of its VEGF Trap-Eye development expenses that we are obligated to reimburse is adjusted accordingly.

     Payroll and benefits increased principally due to the increase in employee headcount, as described above. Clinical trial expenses decreased due primarily to lower costs related to our Phase 3 clinical development program for ARCALYST® in gout, partly offset by higher costs related to our clinical development programs for VEGF Trap-Eye, principally in connection with our COPERNICUS trial in CRVO. Clinical manufacturing costs increased due to higher facility-related costs in connection with the expansion of our manufacturing capacity at our Rensselaer facility and higher costs related to manufacturing clinical supplies of monoclonal antibodies, partly offset by lower costs related to manufacturing aflibercept clinical supplies. Research and other development costs increased primarily due to higher costs associated with our antibody programs. Occupancy and other operating costs increased principally in connection with our higher headcount, expanded research and development activities, and new and expanded leased laboratory and office facilities in Tarrytown, New York. Cost-sharing of Bayer HealthCare’s VEGF Trap-Eye development expenses increased primarily due to higher costs in connection with the VIEW 2 trial in wet AMD which is being conducted by Bayer HealthCare.

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

	Year ended
	December 31,		Increase
Project Costs	2010	2009	(Decrease)
(In millions)
ARCALYST®	$56.8	$67.7	$(10.9)
VEGF Trap-Eye	138.5	109.8	28.7
Aflibercept	13.5	23.3	(9.8)
REGN88	25.0	36.9	(11.9)
REGN727	36.0	21.1	14.9
Other antibody candidates in clinical development	65.5	53.3	12.2
Other research programs & unallocated costs	153.9	86.7	67.2
Total research and development expenses	$489.2	$398.8	$90.4

     Drug development and approval in the United States is a multi-step process regulated by the FDA. The process begins with discovery and preclinical evaluation, leading up to the submission of an IND to the FDA which, if successful, allows the opportunity for study in humans, or clinical study, of the potential new drug. Clinical development typically involves three phases of study: Phases 1, 2, and 3. The most significant costs in clinical development are in Phase 3 clinical trials, as they tend to be the longest and largest studies in the drug development process. Following successful completion of Phase 3 clinical trials for a biological product, a BLA must be submitted to, and accepted by, the FDA, and the FDA must approve the BLA prior to commercialization of the drug. It is not uncommon for the FDA to request additional data following its review of a BLA, which can significantly increase the drug development timeline and expenses. We may elect either on our own, or at the request of the FDA, to conduct further studies that are referred to as Phase 3B and 4 studies. Phase 3B studies are initiated and either completed or substantially completed while the BLA is under FDA review. These studies are conducted under an IND. Phase 4 studies, also referred to as post-marketing studies, are studies that are initiated and conducted after the FDA has approved a product for marketing. In addition, as discovery research, preclinical development, and clinical programs progress, opportunities to expand development of drug candidates into new disease indications can emerge. We may elect to add such new disease indications to our development efforts (with the approval of our collaborator for joint development programs), thereby extending the period in which we will be developing a product. For example, we, and our collaborators where applicable, continue to explore further development of ARCALYST®, aflibercept, and VEGF Trap-Eye in different disease indications.

     There are numerous uncertainties associated with drug development, including uncertainties related to safety and efficacy data from each phase of drug development, uncertainties related to the enrollment and performance of clinical trials, changes in regulatory requirements, changes in the competitive landscape affecting a product candidate, and other risks and uncertainties described in Item 1A, “Risk Factors” under “Risks Related to ARCALYST® and the Development of Our Product Candidates,” “Regulatory and Litigation Risks,” and “Risks Related to Commercialization of Products.” The lengthy process of seeking FDA approvals, and subsequent compliance with applicable statutes and regulations, require the expenditure of substantial resources. Any failure by us to obtain, or delay in obtaining, regulatory approvals could materially adversely affect our business.

     For these reasons and due to the variability in the costs necessary to develop a pharmaceutical product and the uncertainties related to future indications to be studied, the estimated cost and scope of the projects, and our ultimate ability to obtain governmental approval for commercialization, accurate and meaningful estimates of the total cost to bring our product candidates to market are not available. Similarly, we are currently unable to reasonably estimate if our product candidates will generate material product revenues and net cash inflows. In 2008, we received FDA approval for ARCALYST® for the treatment of CAPS, a group of rare, inherited auto-inflammatory diseases that affect a very small group of people. We currently do not expect to generate material product revenues and net cash inflows from the sale of ARCALYST® for the treatment of CAPS.

Selling, General, and Administrative Expenses

     Selling, general, and administrative expenses increased to $65.2 million in 2010 from $52.9 million in 2009 due primarily to increases in compensation expense and recruitment costs, principally in connection with higher headcount in 2010, and an increase in Non-cash Compensation Expense for the reasons described above.

Cost of Goods Sold

     Cost of goods sold in 2010 and 2009 was $2.1 million and $1.7 million, respectively, and consisted primarily of royalties and other period costs related to ARCALYST® commercial supplies. To date, ARCALYST® shipments to our customers have primarily consisted of supplies of inventory manufactured and expensed as research and development costs prior to FDA approval in 2008; therefore, the costs of these supplies were not included in costs of goods sold.

Other Income and Expense

     Investment income decreased to $2.1 million in 2010 from $4.5 million in 2009, due primarily to lower yields on, and lower average balances of, cash and marketable securities.

     Interest expense increased to $9.1 million in 2010 from $2.3 million in 2009. Interest expense is primarily attributable to the imputed interest portion of payments to our landlord, commencing in the third quarter of 2009, to lease newly constructed laboratory and office facilities in Tarrytown, New York.

Income Tax Expense (Benefit)

     In 2010, we did not recognize any income tax expense or benefit. In 2009, we recognized a $4.1 million income tax benefit, consisting primarily of (i) $2.7 million resulting from a provision in the Worker, Homeownership, and Business Assistance Act of 2009 that allowed us to claim a refund of U.S. federal alternative minimum tax that we paid in 2008, and (ii) $0.7 million resulting from a provision in the American Recovery and Reinvestment Act of 2009 that allowed us to claim a refund for a portion of our unused pre-2006 research tax credits.

Years Ended December 31, 2009 and 2008

Net Loss

     Regeneron reported a net loss of $67.8 million, or $0.85 per share (basic and diluted), for the year ended December 31, 2009, compared to a net loss of $79.1 million, or $1.00 per share (basic and diluted) for 2008. The decrease in our net loss in 2009 was principally due to higher collaboration revenue in connection with our antibody collaboration with sanofi-aventis, receipt of a $20.0 million substantive performance milestone payment in connection with our VEGF Trap-Eye collaboration with Bayer HealthCare, and higher ARCALYST® sales, partly offset by higher research and development expenses, as detailed below.

Revenues

     Revenues in 2009 and 2008 consist of the following:

(In millions)	2009	2008
Collaboration revenue
Sanofi-aventis	$247.2	$154.0
Bayer HealthCare	67.3	31.2
Total collaboration revenue	314.5	185.2
Technology licensing revenue	40.0	40.0
Net product sales	18.4	6.3
Contract research and other revenue	6.4	7.0
Total revenue	$379.3	$238.5

Sanofi-aventis Collaboration Revenue

    The collaboration revenue we earned from sanofi-aventis, as detailed below, consisted primarily of reimbursement for research and development expenses and recognition of revenue related to non-refundable up-front payments of $105.0 million related to the aflibercept collaboration and $85.0 million related to the antibody collaboration.

	Years ended
Sanofi-aventis Collaboration Revenue	December 31,
(In millions)	2009	2008
Aflibercept:
Regeneron expense reimbursement	$26.6	$35.6
Recognition of deferred revenue related to up-front payments	9.9	8.8
Total aflibercept	36.5	44.4
Antibody:
Regeneron expense reimbursement	198.1	97.9
Recognition of deferred revenue related to up-front payment	9.9	10.5
Recognition of revenue related to VelociGene® agreement	2.7	1.2
Total antibody	210.7	109.6
Total sanofi-aventis collaboration revenue	$247.2	$154.0

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

Bayer HealthCare Collaboration Revenue

     The collaboration revenue we earned from Bayer HealthCare, as detailed below, consisted of cost sharing of Regeneron VEGF Trap-Eye development expenses and recognition of revenue related to a non-refundable $75.0 million up-front payment received in October 2006 and a $20.0 million milestone payment received in August 2007 (which, for the purpose of revenue recognition, was not considered substantive).

	Years ended
Bayer HealthCare Collaboration Revenue	December 31,
(In millions)	2009	2008
Cost-sharing of Regeneron VEGF Trap-Eye development expenses	$37.4	$18.8
Substantive performance milestone payment	20.0
Recognition of deferred revenue related to up-front and other milestone payments	9.9	12.4
Total Bayer HealthCare collaboration revenue	$67.3	$31.2

     Cost-sharing of our VEGF Trap-Eye development expenses with Bayer HealthCare increased in 2009 compared to 2008. Under the terms of the collaboration, in 2009, all agreed-upon VEGF Trap-Eye development expenses incurred by Regeneron and Bayer HealthCare under a global development plan were shared equally. In 2008, the first $70.0 million of agreed-upon VEGF Trap-Eye development expenses were shared equally, and we were solely responsible for up to the next $30.0 million. During the fourth quarter of 2008, we were solely responsible for most of the collaboration’s VEGF Trap-Eye development expenses, which reduced the amount of cost-sharing revenue we earned from Bayer HealthCare in 2008. In addition, cost-sharing revenue increased in 2009, compared to 2008, due to higher clinical development costs in connection with our VIEW 1 trial in wet AMD, Phase 2 DA VINCI trial in DME, and COPERNICUS trial in CRVO. In July 2009, we received a $20.0 million substantive performance milestone payment from Bayer HealthCare in connection with our COPERNICUS trial, which was recognized as collaboration revenue. Recognition of deferred revenue related to the up-front and August 2007 milestone payments from Bayer HealthCare decreased in 2009 from 2008 due to an extension of the estimated performance period over which this deferred revenue is being recognized, effective in the fourth quarter of 2008. As of December 31, 2009, $56.8 million of these up-front licensing and milestone payments was deferred and will be recognized as revenue in future periods.

Technology Licensing Revenue

     In connection with our VelocImmune® license agreements with AstraZeneca and Astellas, each of the $20.0 million annual, non-refundable payments were deferred upon receipt and recognized as revenue ratably over approximately the ensuing year of each agreement. In both 2009 and 2008, we recognized $40.0 million of technology licensing revenue related to these agreements.

Net Product Sales

     In 2009 and 2008, we recognized as revenue $18.4 million and $6.3 million, respectively, of ARCALYST® net product sales for which both the right of return no longer existed and rebates could be reasonably estimated. At December 31, 2009, deferred revenue related to ARCALYST® net product sales totaled $4.8 million.

Contract Research and Other Revenue

     Contract research and other revenue in 2009 and 2008 included $5.5 million and $4.9 million, respectively, recognized in connection with our five-year grant from the NIH, which we were awarded in September 2006 as part of the NIH’s Knockout Mouse Project.

Expenses

     Total operating expenses increased to $453.4 million in 2009 from $324.7 million in 2008. Our average headcount in 2009 increased to 980 from 810 in 2008 principally as a result of our expanding research and development activities, which were primarily attributable to our antibody collaboration with sanofi-aventis.

     Operating expenses in 2009 and 2008 included a total of $31.3 million and $32.5 million, respectively, of Non-cash Compensation Expense, as detailed below:

	For the year ended December 31, 2009
	Expenses before
	inclusion of Non-cash	Non-cash
Expenses	Compensation	Compensation	Expenses as
(In millions)	Expense	Expense	Reported
Research and development	$380.0	$18.8	$398.8
Selling, general, and administrative	40.4	12.5	52.9
Cost of goods sold	1.7		1.7
Total operating expenses	$422.1	$31.3	453.4

	For the year ended December 31, 2008
	Expenses before
	inclusion of Non-cash	Non-cash
Expenses	Compensation	Compensation	Expenses as
(In millions)	Expense	Expense	Reported
Research and development	$255.9	$19.0	$274.9
Selling, general, and administrative	35.4	13.5	48.9
Cost of goods sold	0.9		0.9
Total operating expenses	$292.2	$32.5	$324.7

     The decrease in total Non-cash Compensation Expense in 2009 was primarily attributable to the lower fair market value of our Common Stock on the date of our annual employee option grants made in December 2008 as compared to the fair market value of annual employee option grants made in recent years prior to 2008.

Research and Development Expenses

     Research and development expenses increased to $398.8 million in 2009 from $274.9 million in 2008. The following table summarizes the major categories of our research and development expenses in 2009 and 2008:

	Year Ended
Research and Development Expenses	December 31,
(In millions)	2009	2008	Increase
Payroll and benefits(1)	$99.9	$81.7	$18.2
Clinical trial expenses	111.6	49.3	62.3
Clinical manufacturing costs(2)	66.7	53.8	12.9
Research and other development costs	42.3	29.6	12.7
Occupancy and other operating costs	40.6	30.5	10.1
Cost-sharing of Bayer HealthCare VEGF Trap-Eye development expenses(3)	37.7	30.0	7.7
Total research and development	$398.8	$274.9	$123.9
____________________

(1)	Includes $16.2 million and $16.7 million of Non-cash Compensation Expense in 2009 and 2008, respectively.

(2)	Represents the full cost of manufacturing drug for use in research, preclinical development, and clinical trials, including related payroll and benefits, Non-cash Compensation Expense, manufacturing materials and supplies, depreciation, and occupancy costs of our Rensselaer manufacturing facility. Includes $2.6 million and $2.3 million of Non-cash Compensation Expense in 2009 and 2008, respectively.

(3)	Under our collaboration with Bayer HealthCare, in periods when Bayer HealthCare incurs VEGF Trap- Eye development expenses, we also recognize, as additional research and development expense, the portion of Bayer HealthCare’s VEGF Trap-Eye development expenses that we are obligated to reimburse. Bayer HealthCare provides us with estimated VEGF Trap-Eye development expenses for the most recent fiscal quarter. Bayer HealthCare’s estimate is reconciled to its actual expenses for such quarter in the subsequent fiscal quarter and our portion of its VEGF Trap-Eye development expenses that we are obligated to reimburse is adjusted accordingly.

     Payroll and benefits increased principally due to the increase in employee headcount, as described above. Clinical trial expenses increased due primarily to higher costs related to our clinical development programs for (i) VEGF Trap-Eye, including our VIEW 1 trial in wet AMD, DA VINCI trial in DME, and COPERNICUS trial in CRVO, (ii) ARCALYST®, related to our Phase 3 clinical development program in gout, and (iii) monoclonal antibody candidates, which are in earlier stage clinical development. Clinical manufacturing costs increased due to higher costs related to manufacturing clinical supplies of ARCALYST® and monoclonal antibodies, partly offset by lower costs related to manufacturing aflibercept clinical supplies. Research and other development costs increased primarily due to higher costs associated with our antibody programs. Occupancy and other operating costs increased principally in connection with our higher headcount, expanded research and development activities, and new and expanded leased laboratory and office facilities in Tarrytown, New York. Cost-sharing of Bayer HealthCare’s VEGF Trap-Eye development expenses increased primarily due to higher costs in connection with the VIEW 2 trial in wet AMD and the GALILEO trial in CRVO, both of which are being conducted by Bayer HealthCare.

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

	Year ended
Project Costs	December 31,		Increase
(In millions)	2009	2008	(Decrease)
ARCALYST®	$67.7	$39.2	$28.5
VEGF Trap-Eye	109.8	82.7	27.1
Aflibercept	23.3	32.1	(8.8)
REGN88	36.9	21.4	15.5
Other antibody candidates in clinical development	74.4	27.4	47.0
Other research programs & unallocated costs	86.7	72.1	14.6
Total research and development expenses	$398.8	$274.9	$123.9

     For the reasons described above in Results of Operations for the years ended December 31, 2010 and 2009, under the caption “Research and Development Expenses”, and due to the variability in the costs necessary to develop a pharmaceutical product and the uncertainties related to future indications to be studied, the estimated cost and scope of the projects, and our ultimate ability to obtain governmental approval for commercialization, accurate and meaningful estimates of the total cost to bring our product candidates to market are not available. Similarly, we are currently unable to reasonably estimate if our product candidates will generate material product revenues and net cash inflows. In 2008, we received FDA approval for ARCALYST® for the treatment of CAPS, a group of rare, inherited auto-inflammatory diseases that affect a very small group of people. We currently do not expect to generate material product revenues and net cash inflows from the sale of ARCALYST® for the treatment of CAPS.

Selling, General, and Administrative Expenses

     Selling, general, and administrative expenses increased to $52.9 million in 2009 from $48.9 million in 2008. In 2009, we incurred (i) higher compensation expense, (ii) higher patent-related costs, (iii) higher facility-related costs due primarily to increases in administrative headcount, and (iv) higher patient assistance costs related to ARCALYST®. These increases were partly offset by (i) lower marketing costs related to ARCALYST®, (ii) a decrease in administrative recruitment costs, and (iii) lower professional fees related to various corporate matters.

Cost of Goods Sold

     During 2008, we began recognizing revenue and cost of goods sold from net product sales of ARCALYST®. Cost of goods sold in 2009 and 2008 was $1.7 million and $0.9 million, respectively, and consisted primarily of royalties and other period costs related to ARCALYST® commercial supplies. In 2009 and 2008, ARCALYST® shipments to our customers consisted of supplies of inventory manufactured and expensed as research and development costs prior to FDA approval in 2008; therefore, the costs of these supplies were not included in costs of goods sold.

Other Income and Expense

     Investment income decreased to $4.5 million in 2009 from $18.2 million in 2008, due primarily to lower yields on, and lower balances of, cash and marketable securities. In addition, in 2009 and 2008, deterioration in the credit quality of specific marketable securities in our investment portfolio subjected us to the risk of not being able to recover these securities’ carrying values. As a result, in 2009 and 2008, we recognized charges of $0.1 million and $2.5 million, respectively, related to these securities, which we considered to be other than temporarily impaired. In 2009 and 2008, these charges were either wholly or partly offset by realized gains of $0.2 million and $1.2 million, respectively, on sales of marketable securities during the year.

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

Income Tax Expense (Benefit)

     In 2009, we recognized a $4.1 million income tax benefit, consisting primarily of (i) $2.7 million resulting from a provision in the Worker, Homeownership, and Business Assistance Act of 2009 that allowed us to claim a refund of U.S. federal alternative minimum tax that we paid in 2008, as described below, and (ii) $0.7 million resulting from a provision in the American Recovery and Reinvestment Act of 2009 that allowed us to claim a refund for a portion of our unused pre-2006 research tax credits.

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

Liquidity and Capital Resources

     Since our inception in 1988, we have financed our operations primarily through offerings of our equity securities, a private placement of convertible debt (which was repaid in 2008), purchases of our equity securities by our collaborators, including sanofi-aventis, revenue earned under our past and present research and development agreements, including our agreements with sanofi-aventis and Bayer HealthCare, our past contract manufacturing agreements, and our technology licensing agreements, ARCALYST® product revenue, and investment income.

Sources and Uses of Cash for the Years Ended December 31, 2010, 2009, and 2008

     At December 31, 2010, we had $626.9 million in cash, cash equivalents, and marketable securities (including $7.5 million of restricted cash and marketable securities) compared with $390.0 million at December 31, 2009 (including $1.6 million of restricted cash) and $527.5 million (including $1.7 million of restricted cash) at December 31, 2008. In October 2010, the Company completed an underwritten public offering of 6,325,000 shares of Common Stock and received net proceeds of $174.8 million. Under the terms of our non-exclusive license agreements with AstraZeneca and Astellas, each company made $20.0 million annual, non-refundable payments to us in each of 2010, 2009, and 2008. In addition, in connection with the July 2010 amendment and extension of our license agreement with Astellas, we received a $165.0 million up-front payment from Astellas in August 2010. We also received, from Bayer HealthCare, a $10.0 million milestone payment in December 2010 in connection with the VIEW 1 study, and a $20.0 million milestone payment in July 2009 in connection with the COPERNICUS study.

Cash Provided by (Used in) Operations

     Net cash provided by operations was $96.3 million in 2010, compared with net cash used in operations of $72.2 million in 2009 and $89.1 million in 2008. Our net losses of $104.5 million in 2010, $67.8 million in 2009, and $79.1 million in 2008 included $39.9 million, $31.3 million, and $32.5 million, respectively, of Non-cash Compensation Expense. Our net losses also included depreciation and amortization of $19.7 million, $14.2 million, and $11.3 million in 2010, 2009, and 2008, respectively.

     At December 31, 2010, accounts receivable increased by $27.5 million, compared to end-of-year 2009, primarily due to a higher receivable balance related to our antibody collaboration with sanofi-aventis and a $10.0 million milestone payment receivable from Bayer HealthCare, which was earned in December 2010 in connection with the COPERNICUS study. Our deferred revenue at December 31, 2010 increased by $158.2 million, compared to end-of-year 2009, primarily due to (i) the receipt of the $165.0 million up-front payment from Astellas, as described above, which was deferred and will be recognized ratably over the seven-year period commencing in mid-2011 and (ii) sanofi-aventis’ funding of $22.9 million of agreed-upon costs incurred by us during 2010 to expand our manufacturing capacity at our Rensselaer facilities, which was deferred and is being recognized as collaboration revenue prospectively over the related performance period in conjunction with the original $85.0 million up-front payment received from sanofi-aventis. These increases were partly offset by amortization of previously received deferred payments under our sanofi-aventis and Bayer HealthCare collaborations. Accounts payable, accrued expenses, and other liabilities increased $7.6 million at December 31, 2010, compared to end-of-year 2009, primarily in connection with our expanded levels of activities and expenditures, including higher liabilities for payroll-related expenses.

     At December 31, 2009, accounts receivable increased by $30.4 million, compared to end-of-year 2008, primarily due to a higher receivable balance related to our antibody collaboration with sanofi-aventis. Our deferred revenue at December 31, 2009 decreased by $27.5 million, compared to end-of-year 2008, primarily due to the amortization of previously received deferred payments under our collaborations with sanofi-aventis and Bayer HealthCare. Accounts payable, accrued expenses, and other liabilities increased $12.6 million at December 31, 2009, compared to end-of-year 2008, primarily in connection with our expanded levels of activities and expenditures, including higher liabilities for clinical-related expenses, which were partly offset by an $8.6 million decrease in the cost-sharing payment due to Bayer HealthCare in connection with our VEGF Trap-Eye collaboration.

     At December 31, 2008, accounts receivable increased by $16.9 million, compared to end-of-year 2007, primarily due to a higher receivable balance related to our antibody collaboration with sanofi-aventis. Our deferred revenue at December 31, 2008 decreased by $26.8 million, compared to end-of-year 2007, primarily due to the amortization of previously received deferred payments under our collaborations with sanofi-aventis and Bayer HealthCare. This decrease was partly offset by the deferral of $4.0 million of ARCALYST® net product sales at December 31, 2008.

     The majority of our cash expenditures in 2010, 2009, and 2008 were to fund research and development, primarily related to our clinical programs and our preclinical human monoclonal antibody programs. In 2008, we made interest payments totaling $9.3 million on our convertible senior subordinated notes. The convertible notes were repaid in full in October 2008.

Cash (Used in) Provided by Investing Activities

     Net cash used in investing activities was $434.2 million in 2010, compared with net cash provided by investing activities of $146,000 in 2009 and $30.8 million in 2008. In 2010, purchases of marketable securities exceeded sales or maturities by $335.6 million. In 2009 and 2008, sales or maturities of marketable securities exceeded purchases by $97.4 million and $65.7 million, respectively. Capital expenditures in 2010, 2009, and 2008 included costs in connection with expanding our manufacturing capacity at our Rensselaer, New York facilities and tenant improvements and related costs in connection with our December 2006 Tarrytown, New York lease, as described below.

Cash Provided by (Used in) Financing Activities

     Net cash provided by financing activities was $243.3 million in 2010 and $31.4 million in 2009, respectively, and net cash used in financing activities was $192.9 million in 2008. In October 2010, we completed an underwritten public offering of 6,325,000 shares of our Common Stock and received net proceeds of $174.8 million. In addition, proceeds from issuances of our Common Stock in connection with exercises of stock options were $22.0 million in 2010, $8.6 million in 2009, and $7.9 million in 2008. In 2010 and 2009, we received $47.5 million and $23.6 million, respectively, of tenant improvement reimbursements from our landlord in connection with our new Tarrytown facilities, which we are deemed to own in accordance with FASB authoritative guidance. In the second and third quarters of 2008, we repurchased $82.5 million in principal amount of our convertible senior subordinated notes for $83.3 million. The remaining $117.5 million of convertible notes were repaid in full upon their maturity in October 2008.

Fair Value of Marketable Securities

     At December 31, 2010 and 2009, we held marketable securities whose aggregate fair value totaled $513.9 million and $181.3 million, respectively. The composition of our portfolio of marketable securities on these dates was as follows:

	2010		2009
Investment type	Fair Value	Percent	Fair Value	Percent
Unrestricted
U.S. government agency securities	$434.4	85%	$29.6	16%
U.S. Treasury securities			80.4	44%
U.S. government-guaranteed corporate bonds	64.0	13%	48.7	27%
Equity securities	3.6	1%	5.4	3%
U.S. government guaranteed collateralized mortgage obligations	2.1		3.7	2%
Corporate bonds			10.3	6%
Other	1.6
Mortgage-backed securities	1.1		3.2	2%
Total unrestricted marketable securities	506.8	99%	181.3	100%

Restricted
U.S. government agency securities	7.1	1%
Total marketable securities	$513.9	100%	$181.3	100%

     In addition, at December 31, 2010 and 2009, we had $113.0 million and $208.7 million, respectively, of cash, cash equivalents, and restricted cash, primarily held in money market funds that invest in U.S. government securities.

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

     The Company held one Level 3 marketable security, which had no fair value at December 31, 2010 and 2009, and whose fair value was $0.1 million at December 31, 2008. This Level 3 security was valued using information provided by the Company’s investment advisors and other sources, including quoted bid prices which took into consideration the securities’ lack of liquidity. During the year ended December 31, 2009, the Company recorded charges for other-than-temporary impairment of this Level 3 marketable security totaling $0.1 million; therefore, as of December 31, 2009, the fair value of this security had been written down to zero. There were no purchases, sales, or maturities of Level 3 marketable securities and no unrealized gains or losses related to Level 3 marketable securities for the years ended December 31, 2010 and 2009. There were no transfers of marketable securities between Levels 1, 2, or 3 classifications during the years ended December 31, 2010 and 2009.

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

Collaborations with sanofi-aventis

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

     Under the collaboration agreement, as amended, agreed upon worldwide aflibercept development expenses incurred by both companies during the term of the agreement, including costs associated with the manufacture of clinical drug supply, will be funded by sanofi-aventis. If the collaboration becomes profitable, we will be obligated to reimburse sanofi-aventis for 50% of these development expenses, including 50% of the $25.0 million payment received in connection with the January 2005 amendment to our collaboration agreement, in accordance with a formula based on the amount of development expenses and our share of the collaboration profits and Japan royalties, or at a faster rate at our option. In addition, if the first commercial sale of an aflibercept product for intraocular delivery to the eye predates the first commercial sale of an aflibercept product under the collaboration by two years, we will begin reimbursing sanofi-aventis for up to $7.5 million of aflibercept development expenses in accordance with a formula until the first commercial aflibercept sale under the collaboration occurs. Since inception of the collaboration agreement through December 31, 2010, we and sanofi-aventis have incurred $707.3 million in agreed upon development expenses related to aflibercept. Currently, multiple clinical studies to evaluate aflibercept as both a single agent and in combination with other therapies in various cancer indications are ongoing.

     Sanofi-aventis funded $16.5 million, $26.6 million, and $35.6 million, respectively, of our aflibercept development costs in 2010, 2009, and 2008, of which $3.9 million, $3.6 million, and $6.3 million, respectively, were included in accounts receivable as of December 31, 2010, 2009, and 2008. In addition, the up-front payments from sanofi-aventis of $80.0 million in September 2003 and $25.0 million in January 2006 were recorded to deferred revenue and are being recognized as contract research and development revenue over the period during which we expect to perform services. In 2010, 2009, and 2008, we recognized $9.9 million, $9.9 million, and $8.8 million of revenue, respectively, related to these up-front payments.

     Sanofi-aventis has the right to terminate the agreement without cause with at least twelve months advance notice. Upon termination of the agreement for any reason, any remaining obligation to reimburse sanofi-aventis for 50% of aflibercept development expenses will terminate and we will retain all rights to aflibercept.

Antibodies

     In November 2007, we and sanofi-aventis entered into a global, strategic collaboration to discover, develop, and commercialize fully human monoclonal antibodies. The collaboration is governed by a Discovery and Preclinical Development Agreement and a License and Collaboration Agreement. In connection with the execution of the discovery agreement in 2007, we received a non-refundable up-front payment of $85.0 million from sanofi-aventis. Pursuant to the collaboration, sanofi-aventis is funding our research to identify and validate potential drug discovery targets and develop fully human monoclonal antibodies against these targets. Sanofi-aventis funded approximately $175 million of research from the collaboration’s inception through December 31, 2009. In November 2009, we and sanofi-aventis amended these collaboration agreements to expand and extend our antibody collaboration. Under the amended discovery agreement, sanofi-aventis agreed to fund up to $160 million per year of our antibody discovery activities in 2010 through 2017, subject to a one-time option for sanofi-aventis to adjust the maximum reimbursement amount down to $120 million per year commencing in 2014 if over the prior two years certain specified criteria were not satisfied. In 2010, as we scaled up our capacity to conduct antibody discovery activities, sanofi-aventis funded $137.7 million of our preclinical research under the amended discovery agreement. The balance between that amount and $160 million, or $22.3 million, has been added to the funding otherwise available to us in 2011-2012 under the amended discovery agreement. The amended discovery agreement will expire on December 31, 2017; however, sanofi-aventis has an option to extend the agreement for up to an additional three years for further antibody development and preclinical activities.

     For each drug candidate identified through discovery research under the discovery agreement, sanofi-aventis has the option to license rights to the candidate under the license agreement. If it elects to do so, sanofi-aventis will co-develop the drug candidate with us through product approval. Under the license agreement, agreed upon worldwide development expenses incurred by both companies during the term of the agreement are funded by sanofi-aventis, except that following receipt of the first positive Phase 3 trial results for a co-developed drug candidate, subsequent Phase 3 trial-related costs for that drug candidate (called Shared Phase 3 Trial Costs) are shared 80% by sanofi-aventis and 20% by us. If the collaboration becomes profitable, we will be obligated to reimburse sanofi-aventis for 50% of development expenses that were fully funded by sanofi-aventis (or half of $341.0 million as of December 31, 2010) and 30% of Shared Phase 3 Trial Costs, in accordance with a defined formula based on the amounts of these expenses and our share of the collaboration profits from commercialization of collaboration products. However, we are not required to apply more than 10% of our share of the profits from collaboration products in any calendar quarter towards reimbursing sanofi-aventis for these development costs. If sanofi-aventis does not exercise its option to license rights to a particular drug candidate under the license agreement, we retain the exclusive right to develop and commercialize such drug candidate, and sanofi-aventis will receive a royalty on sales, if any.

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

     We are obligated to use commercially reasonable efforts to supply clinical requirements of each drug candidate under the collaboration until commercial supplies of that drug candidate are being manufactured. In connection with the November 2009 amendment of the collaboration’s discovery agreement, sanofi-aventis is funding up to $30 million of agreed-upon costs incurred by us to expand our manufacturing capacity at our Rensselaer, New York facilities, of which $21.6 million had been received, and $1.8 million was included in accounts receivable, at December 31, 2010.

     In 2010, 2009, and 2008, sanofi-aventis funded $137.7 million, $99.8 million, and $72.2 million, respectively, of our expenses under the collaboration’s discovery agreement and $138.3 million, $98.3 million, and $25.7 million, respectively, of our development costs under the license agreement. Of these amounts, $73.4 million, $57.9 million and $25.5 million were included in accounts receivable as of December 31, 2010, 2009, and 2008, respectively. The $85.0 million up-front payment received from sanofi-aventis in December 2007 was recorded to deferred revenue and is being recognized as collaboration revenue over the period during which we expect to perform services. In addition, reimbursements by sanofi-aventis of our costs to expand our manufacturing capacity are recorded to deferred revenue and recognized prospectively as collaboration revenue over the same period applicable to recognition of the $85.0 million up-front payment. In 2010, 2009, and 2008, we recognized $7.3 million, $9.9 million, and $10.5 million of revenue, respectively, related to these deferred payments.

     In connection with the antibody collaboration, in August 2008, we entered into a separate agreement with sanofi-aventis to use our proprietary VelociGene® technology platform to supply sanofi-aventis with genetically modified mammalian models of gene function and disease. The agreement provides for minimum annual order quantities for the term of the agreement, which extends through December 2012, for which we expect to receive payments totaling a minimum of $21.5 million, of which $9.2 million had been received as of December 31, 2010.

     With respect to each antibody product which enters development under the license agreement, sanofi-aventis or we may, by giving twelve months notice, opt-out of further development and/or commercialization of the product, in which event the other party retains exclusive rights to continue the development and/or commercialization of the product. We may also opt-out of the further development of an antibody product if we give notice to sanofi-

aventis within thirty days of the date that sanofi-aventis elects to jointly develop such antibody product under the license agreement. Each of the discovery agreement and the license agreement contains other termination provisions, including for material breach by the other party. Prior to December 31, 2017, sanofi-aventis has the right to terminate the amended discovery agreement without cause with at least three months advance written notice; however, except under defined circumstances, sanofi-aventis would be obligated to immediately pay to us the full amount of unpaid research funding during the remaining term of the research agreement through December 31, 2017. Upon termination of the collaboration in its entirety, our obligation to reimburse sanofi-aventis for development costs out of any future profits from collaboration products will terminate.

     In December 2007, we sold sanofi-aventis 12 million newly issued, unregistered shares of Common Stock at an aggregate cash price of $312.0 million, or $26.00 per share of Common Stock. As a condition to the closing of this transaction, sanofi-aventis entered into an investor agreement with us. This agreement, which was amended in November 2009, contains certain demand rights, “stand-still provisions”, and other restrictions, which are more fully described in Note 12 to our Financial Statements. In addition, in October 2010, sanofi-aventis purchased 1,017,401 shares of Common Stock in our underwritten public offering.

Collaboration with Bayer HealthCare

     In October 2006, we entered into a license and collaboration agreement with Bayer HealthCare to globally develop, and commercialize outside the United States, VEGF Trap-Eye. Under the terms of the agreement, Bayer HealthCare made a non-refundable up-front payment to us of $75.0 million. In August 2007, we received a $20.0 million milestone payment (which, for the purpose of revenue recognition, was not considered substantive) from Bayer HealthCare following dosing of the first patient in the VIEW 1 study of VEGF Trap-Eye in wet AMD. In July 2009, we received a $20.0 million substantive performance milestone payment from Bayer HealthCare following dosing of the first patient in the COPERNICUS study of VEGF Trap-Eye in CRVO. In both December 2010 and January 2011, we received a $10.0 million substantive milestone payment (for a total of $20.0 million) from Bayer HealthCare for achieving positive 52-week results in the VIEW 1 study and positive 6-month results in the COPERNICUS study, respectively. We are eligible to receive up to $50 million in future milestone payments related to marketing approvals of the VEGF Trap-Eye in major market countries outside the United States. We are also eligible to receive up to $135 million in sales milestone payments if total annual sales of VEGF Trap-Eye outside the United States achieve certain specified levels starting at $200 million.

     We will share equally with Bayer HealthCare in any future profits arising from the commercialization of VEGF Trap-Eye outside the United States. If VEGF Trap-Eye is granted marketing authorization in a major market country outside the United States and the collaboration becomes profitable, we will be obligated to reimburse Bayer HealthCare out of our share of the collaboration profits for 50% of the agreed upon development expenses that Bayer HealthCare has incurred (or half of $241.2 million at December 31, 2010) in accordance with a formula based on the amount of development expenses that Bayer HealthCare has incurred and our share of the collaboration profits, or at a faster rate at our option. Within the United States, we are responsible for any future commercialization of VEGF Trap-Eye and retain exclusive rights to any future profits from such commercialization in the United States. To date, we and Bayer HealthCare have initiated Phase 3 programs of VEGF Trap-Eye in wet AMD, CRVO, and CNV of the retina as a result of pathologic myopia, and a Phase 2 clinical study in DME. We are also obligated to use commercially reasonable efforts to supply clinical and commercial product requirements.

     The $75.0 million up-front payment and the $20.0 million milestone payment received in August 2007 from Bayer HealthCare were recorded to deferred revenue. In 2010, 2009, and 2008, we recognized $9.9 million, $9.9 million, and $12.4 million, respectively, of revenue related to these payments. The $10.0 million substantive milestone payments received from Bayer HealthCare in each of December 2010 and January 2011 were recognized as collaboration revenue in 2010, and the $20.0 million substantive performance milestone payment received from Bayer HealthCare in July 2009 was recognized as collaboration revenue in 2009.

     Under the terms of the agreement, in 2009 and thereafter, all agreed upon VEGF Trap-Eye development expenses incurred by both companies under a global development plan will be shared equally. In 2010 and 2009, this resulted in net payments by us of $2.6 million and $0.3 million, respectively, to Bayer HealthCare. In 2008, the first $70.0 million of VEGF Trap-Eye development expenses were shared equally and we were solely responsible for up to the next $30.0 million, which resulted in a net payment by us of $11.3 million to Bayer HealthCare. At December 31, 2010 and 2009, accrued expenses included $2.3 million and $1.2 million, respectively, due to Bayer HealthCare.

     Bayer HealthCare has the right to terminate the agreement without cause with at least six months or twelve months advance notice depending on defined circumstances at the time of termination. In the event of termination of the agreement for any reason, we retain all rights to VEGF Trap-Eye.

License Agreement with AstraZeneca

     Under this non-exclusive license agreement, AstraZeneca made a $20.0 million annual, non-refundable payment to us in each of 2010, 2009, 2008, and 2007. In November 2010, as permitted by the agreement, MedImmune Limited (as successor by novation from AstraZeneca) gave written notice of voluntary termination of the agreement, effective in February 2011. We remain entitled to receive mid-single digit royalties on any future sales of antibody products discovered by MedImmune using our VelocImmune® technology.

License Agreement with Astellas

     Under this non-exclusive license agreement, Astellas made a $20.0 million annual, non-refundable payment to us in each of 2010, 2009, 2008, and 2007. In July 2010, the license agreement with Astellas was amended and extended through June 2023. Under the terms of the amended agreement, Astellas made a $165.0 million up-front payment to us in August 2010. In addition, Astellas will make a $130.0 million second payment to us in June 2018 unless the license agreement has been terminated prior to that date. Astellas has the right to terminate the agreement at any time by providing 90 days’ advance written notice. Under certain limited circumstances, such as our material breach of the agreement, Astellas may terminate the agreement and receive a refund of a portion of its up-front payment or, if such termination occurs after June 2018, a portion of its second payment, to us under the July 2010 amendment to the agreement. We are entitled to receive a mid-single-digit royalty on any future sales of antibody products discovered by Astellas using our VelocImmune® technology.

National Institutes of Health Grant

     Under our five-year grant from the NIH, as amended, we are entitled to receive a minimum of $25.3 million over the five-year period beginning in September 2006, subject to compliance with the grant’s terms and annual funding approvals, including $1.5 million to optimize our existing C57BL/6 ES cell line and its proprietary growth medium. In 2010, 2009, and 2008, we recognized $4.6 million, $5.5 million, and $4.9 million, respectively, of revenue related to the NIH Grant, of which $1.0 million and $1.2 million, respectively, was receivable at the end of 2010 and 2009. Under the NIH grant, as amended, we have received $21.6 million from the grant’s inception through December 31, 2010. In 2011, we expect to receive funding of approximately $3.7 million for reimbursement of our expenses related to the NIH Grant.

License Agreement with Cellectis

     In July 2008, we and Cellectis S.A. entered into an Amended and Restated Non-Exclusive License Agreement. The amended license agreement resolved a dispute between the parties related to the interpretation of a license agreement entered into by the parties in December 2003 pursuant to which we licensed certain patents and patent applications relating to a process for the specific replacement of a copy of a gene in the receiver genome by homologous recombination. Pursuant to the amended license agreement, in July 2008, we made a non-refundable $12.5 million payment to Cellectis and agreed to pay Cellectis a low single-digit royalty based on revenue received by us from any future licenses or sales of our VelociGene® or VelocImmune® products and services. No royalties are payable to Cellectis with respect to our VelocImmune® license agreements with AstraZeneca and Astellas or our antibody collaboration with sanofi-aventis. In addition, no royalties are payable to Cellectis on any revenue from commercial sales of antibodies from our VelocImmune® technology.

     We are amortizing our $12.5 million payment to Cellectis in proportion to past and anticipated future revenues under our license agreements with AstraZeneca and Astellas and our antibody discovery agreement with sanofi-aventis (as amended in November 2009). In 2010, 2009, and 2008 we recognized $0.9 million, $2.3 million, and $2.7 million, respectively, of expense related to the Cellectis agreement.

Lease – Tarrytown, New York Facilities:

     We lease approximately 545,600 square feet of laboratory and office space at facilities in Tarrytown, New York, under a December 2006 lease agreement, as amended. These facilities include approximately 230,000 square feet of newly constructed space in two new buildings (Buildings A and B) that were completed during the third quarter of 2009 and, under a December 2009 amendment to the lease, approximately 131,000 square feet of additional new space in a third new building (Building C), which we expect to occupy in early 2011. The lease will expire in June 2024 and contains three renewal options to extend the term of the lease by five years each, as well as early termination options on approximately 316,000 square feet of space. The lease provides for monthly payments over its term and additional charges for utilities, taxes, and operating expenses. Certain premises under the lease are accounted for as operating leases. However, for Buildings A, B, and C that we are leasing, we are deemed, in substance, to be the owner of the landlord’s buildings in accordance with the application of FASB authoritative guidance, and the landlord’s costs of constructing these new facilities are required to be capitalized on our books as a non-cash transaction, offset by a corresponding lease obligation on our balance sheet.

     In connection with the lease, we issued a letter of credit to our landlord, currently in the amount of $3.4 million, which is fully collateralized by cash and marketable securities.

     In connection with Buildings A and B, we capitalized our landlord’s costs of constructing these new facilities, which totaled $58.4 million as of December 31, 2010, and recognized a corresponding facility lease obligation of $58.4 million. We also recognized, as an additional facility lease obligation, reimbursements totaling $56.9 million from our landlord during 2010 and 2009 for tenant improvement costs that we incurred since, under FASB authoritative guidance, these reimbursements from our landlord are deemed to be a financing obligation. Monthly lease payments on these facilities are allocated between the land element of the lease (which is accounted for as an operating lease) and the facility lease obligation, based on the estimated relative fair values of the land and buildings. The imputed interest rate applicable to the facility lease obligation is approximately 11%. At December 31, 2010 and 2009, the facility lease obligation balance in connection with Buildings A and B was $113.7 million and $81.0 million, respectively.

     In addition, as described above, we amended our lease in December 2009 to include additional new laboratory and office space in Building C. As of December 31, 2010, we capitalized $27.8 million of our landlord’s costs of constructing Building C and recognized a corresponding facility lease obligation of $27.8 million. We also recognized, as an additional facility lease obligation, reimbursements totaling $14.2 million from our landlord during 2010 for tenant improvement costs that we will incur since, under FASB authoritative guidance, these reimbursements from our landlord are deemed to be a financing obligation. Monthly lease payments on the Building C facilities commenced in January 2011 and additional charges for utilities, taxes, and operating expenses commenced in January 2010. Rent expense in connection with the land element of these additional facilities, which is accounted for as an operating lease, commenced in December 2010 and were recorded as a deferred liability until lease payments commence in January 2011. In addition, interest expense is imputed at a rate of approximately 9%, and is capitalized and deferred in connection with this facility lease obligation. At December 31, 2010 and 2009, the facility lease obligation balance in connection with Building C was $46.4 million and $28.0 million, respectively.

Capital Expenditures

     Our cash expenditures for property, plant, and equipment totaled $99.7 million in 2010, $97.3 million in 2009, and $34.9 million in 2008. In February 2010, we received $47.5 million from our landlord in connection with tenant improvement costs in Tarrytown. In addition, as described above, sanofi-aventis has funded $22.9 million of agreed-upon capital expenditures incurred by us during 2010 to expand our manufacturing capacity at our Rensselaer facilities, which was either received or receivable at December 31, 2010.

     We expect to incur capital expenditures of approximately $50 to $75 million in 2011, primarily in connection with tenant improvements at our leased Tarrytown facilities, capital improvements at our Rensselaer, New York manufacturing facilities, and purchases of equipment. We expect to be reimbursed for a portion of these capital expenditures for our Rensselaer facilities by sanofi-aventis, with the remaining amount to be funded by our existing capital resources.

Funding Requirements

    Our total expenses for research and development from inception through December 31, 2010 were approximately $2.5 billion. We have entered into various agreements related to our activities to develop and commercialize product candidates and utilize our technology platforms, including collaboration agreements such as those with sanofi-aventis and Bayer HealthCare, and agreements to use our Velocigene® technology platform. We incurred expenses associated with these agreements, which include reimbursable and non-reimbursable amounts, an allocable portion of general and administrative costs, and cost sharing of collaborator’s development expenses, where applicable, of $431.4 million, $333.7 million, and $230.6 million in 2010, 2009, and 2008, respectively.

    We expect to continue to incur substantial funding requirements for research and development activities (including preclinical and clinical testing). As described above, expenses that we incur in connection with our aflibercept and antibodies collaborations are, generally, fully funded by sanofi-aventis. In addition, as described above, we and Bayer HealthCare share agreed-upon development expenses that both companies incur in connection with our VEGF Trap-Eye collaboration. After taking into account anticipated reimbursements from our collaborators, we currently estimate that approximately 30-40% of our funding requirements for 2011 will be directed toward technology development, basic research and early preclinical activities, and the preclinical and clinical development of our product candidates (principally, for ARCALYST® and VEGF Trap-Eye). For 2011, we also currently estimate that approximately 20-30% of our funding requirements will be directed toward preparing for the potential commercialization of our late-stage product candidates; approximately 15-25% of our funding requirements will be applied to capital expenditures (as described above); and the remainder of our funding requirements will be used for general corporate purposes.

    In connection with our funding requirements, the following table summarizes our contractual obligations as of December 31, 2010. These obligations and commitments assume non-termination of agreements and represent expected payments based on current operating forecasts, which are subject to change:

		Payments Due by Period
		Less than			Greater than
	Total	one year	1 to 3 years	3 to 5 years	5 years
	(In millions)
Operating leases(1)	$96.3	$6.3	$12.2	$13.6	$64.2
Capital leases	3.2	1.1	2.1
Purchase obligations(2)	108.6	99.2	9.4
Other long-term liabilities(3)	250.0	13.8	32.5	35.4	168.3
Total contractual obligations	$458.1	$120.4	$56.2	$49.0	$232.5

____________________

(1)	Excludes future contingent costs for utilities, real estate taxes, and operating expenses. In 2010, these costs were $10.3 million. See Note 11(a) to our Financial Statements.

(2)	Purchase obligations primarily relate to (i) research and development commitments, including those related to clinical trials, (ii) capital expenditures for equipment acquisitions, and (iii) license payments. Our obligation to pay certain of these amounts may increase or be reduced based on certain future events. Open purchase orders for the acquisition of goods and services in the ordinary course of business are excluded from the table above.

(3)	Represents payments with respect to facility lease obligations in connection with our lease of facilities in Tarrytown, New York, as described above. See Note 11(a) to our Financial Statements.

    Under our collaboration with Bayer HealthCare, over the next several years we and Bayer HealthCare will share agreed upon VEGF Trap-Eye development expenses incurred by both companies, under a global development plan, as described above. In addition, under our collaboration agreements with sanofi-aventis and Bayer HealthCare, if the applicable collaboration becomes profitable, we have contingent contractual obligations to reimburse sanofi-aventis and Bayer HealthCare for a defined percentage (generally 50%) of agreed-upon development expenses incurred by sanofi-aventis and Bayer HealthCare, respectively. Profitability under each collaboration will be measured by calculating net sales less agreed-upon expenses. These reimbursements would be deducted from our share of the collaboration profits (and, for our aflibercept collaboration with sanofi-aventis, royalties on product sales in Japan) otherwise payable to us, unless, in some cases, we elect to reimburse these expenses at a faster rate. Given the uncertainties related to drug development (including the development of aflibercept and co-developed antibody candidates in collaboration with sanofi-aventis and VEGF Trap-Eye in collaboration with Bayer HealthCare), such as the variability in the length of time necessary to develop a product candidate and the ultimate ability to obtain governmental approval for commercialization, we are currently unable to reliably estimate if our collaborations with sanofi-aventis and Bayer HealthCare will become profitable.

    The amount we need to fund operations will depend on various factors, including the potential regulatory approval and commercialization of our product candidates, the status of competitive products, the success of our research and development programs, the potential future need to expand our professional and support staff and facilities, the status of patents and other intellectual property rights (and pending or future litigation related thereto), the delay or failure of a clinical trial of any of our potential drug candidates, and the continuation, extent, and success of our collaborations with sanofi-aventis and Bayer HealthCare. Clinical trial costs are dependent, among other things, on the size and duration of trials, fees charged for services provided by clinical trial investigators and other third parties, the costs for manufacturing the product candidate for use in the trials, and for supplies, laboratory tests, and other expenses. The amount of funding that will be required for our clinical programs depends upon the results of our research and preclinical programs and early-stage clinical trials, regulatory requirements, the duration and results of clinical trials underway and of additional clinical trials that we decide to initiate, and the various factors that affect the cost of each trial as described above. Our commercialization costs over approximately the next few years will depend on, among other things, the results of Phase 3 clinical trials of our late-stage product candidates and whether and when such product candidates receive regulatory approval, market potential for such product candidates, and the commercialization terms of our collaboration agreements, if applicable (whereby some or all commercialization costs may be shared with our collaborators). Currently, we are required to pay royalties on product sales of ARCALYST® for the treatment of CAPS. In the future, if we are able to successfully develop, market, and sell ARCALYST® for other indications or certain of our product candidates, we may be required to pay royalties or share the profits from such sales pursuant to our license or collaboration agreements.

    We expect that expenses related to the filing, prosecution, defense, and enforcement of patents and other intellectual property will continue to be substantial.

    We believe that our existing capital resources, including funding we are entitled to receive under our collaboration agreements, will enable us to meet operating needs through at least 2013. However, this is a forward-looking statement based on our current operating plan, and there may be a change in projected revenues or expenses that would lead to our capital being consumed significantly before such time. For example, in connection with preparing to commercialize and launch potential products that are not licensed to a third party, we could incur substantial pre-marketing and commercialization expenses that could lead us to consume our cash at a faster rate. If there is insufficient capital to fund all of our planned operations and activities, we anticipate that we would (i) seek sources of additional capital through collaborative arrangements and/or additional public or private financing, including debt and equity financing and/or (ii) prioritize available capital to fund selected preclinical and clinical development programs and/or preparations for the potential commercialization of our late-stage product candidates, or license selected products.

    Other than letters of credits totaling $3.8 million, including the $3.4 million letter of credit issued in connection with our lease for facilities in Tarrytown, New York, as described above, we have no off-balance sheet arrangements. In addition, we do not guarantee the obligations of any other entity. As of December 31, 2010, we had $0.7 million of financing available under a capital equipment lease line. Aside from this lease line, we had no other established banking arrangements through which we could obtain short-term financing or a line of credit. In October 2010, we filed a shelf registration statement on Form S-3 registering the sale, in one or more offerings, of an indeterminate amount of equity or debt securities, together or separately. Our October 2010 public offering of approximately 6.3 million shares of Common Stock was completed under this shelf registration statement; however, there is no assurance that we will be able to complete any additional offerings of securities. Factors influencing the availability of additional financing include our progress in product development and commercialization, investor perception of our prospects, and the general condition of the financial markets. We may not be able to secure the necessary funding through new collaborative arrangements or additional public or private offerings. If we cannot raise adequate funds to satisfy our capital requirements, we may have to delay, scale-back, or eliminate certain of our research and development activities or future operations. This could materially harm our business.

Future Impact of Recently Issued Accounting Standards

    In October 2009, the FASB amended its authoritative guidance on multiple-deliverable revenue arrangements. The amended guidance provides greater ability to separate and allocate consideration to be received in a multiple-element revenue arrangement by requiring the use of estimated selling prices to allocate the consideration, thereby eliminating the use of the residual method of allocation. The amended guidance also requires expanded qualitative and quantitative disclosures surrounding multiple-deliverable revenue arrangements. This guidance may be applied retrospectively or prospectively for new or materially modified arrangements. We will adopt this amended guidance effective for the fiscal year beginning January 1, 2011. We do not anticipate that the adoption of this guidance will have a material impact on our financial statements.

    In March 2010, the FASB amended its authoritative guidance on the milestone method of revenue recognition. The milestone method of revenue recognition has now been codified as an acceptable revenue recognition model when a milestone is deemed to be substantive. This guidance may be applied retrospectively to all arrangements or prospectively for milestones achieved after the adoption of the guidance. We will adopt this amended guidance for the fiscal year beginning January 1, 2011. We do not anticipate that the adoption of this guidance will have a material impact on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

    Our earnings and cash flows are subject to fluctuations due to changes in interest rates, principally in connection with our investments in marketable securities, which consist primarily of direct obligations of the U.S. government and its agencies, other debt securities guaranteed by the U.S. government, and money market funds that invest in U.S. Government securities. We do not believe we are materially exposed to changes in interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We estimate that a one percent unfavorable change in interest rates would have resulted in approximately a $5.9 million and $0.6 million decrease in the fair value of our investment portfolio at December 31, 2010 and 2009, respectively. The increase in interest rate risk year over year is due primarily to higher balances of marketable debt securities with maturities in excess of one year that we held at December 31, 2010 compared to 2009.

Credit Quality Risk

    We have an investment policy that includes guidelines on acceptable investment securities, minimum credit quality, maturity parameters, and concentration and diversification. Nonetheless, deterioration of the credit quality of an investment security subsequent to purchase may subject us to the risk of not being able to recover the full principal value of the security. We have recognized other-than-temporary impairment charges related to certain marketable securities of $0.1 million, $0.1 million, and $2.5 million in 2010, 2009, and 2008, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements required by this Item are included on pages F-1 through F-34 of this report. The supplementary financial information required by this Item is included at page F-34 of this report.

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

Management Report on Internal Control over Financial Reporting

    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2010. The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

Changes in Internal Control over Financial Reporting

    There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

    None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

    The information required by this item (other than the information set forth in the next paragraph in this Item 10) will be included in our definitive proxy statement with respect to our 2011 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.

    We have adopted a code of business conduct and ethics that applies to our officers, directors, and employees. The full text of our code of business conduct and ethics can be found on the Company’s website (http://www.regeneron.com) under the “Corporate Governance” heading on the “About Us” page. We may satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of our code of business conduct and ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, or controller, or persons performing similar functions, by posting such information on our website where it is accessible through the same link noted above.

ITEM 11. EXECUTIVE COMPENSATION

    The information called for by this item will be included in our definitive proxy statement with respect to our 2011 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

    The information called for by this item will be included in our definitive proxy statement with respect to our 2011 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

    The information required by this item will be included in our definitive proxy statement with respect to our 2011 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

    The information called for by this item will be included in our definitive proxy statement with respect to our 2011 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.

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

          3. Exhibits

Exhibit
Number	Description
3.1	(n)	-	Restated Certificate of Incorporation.
3.2	(a)	-	By-Laws, as amended.
10.1 +	(o)	-	Amended and Restated 2000 Long-Term Incentive Plan.
10.1.1 +	(b)	-	Form of option agreement and related notice of grant for use in connection with the grant of options to the Registrant’s non-employee directors and named executive officers.
10.1.2 +	(b)	-	Form of option agreement and related notice of grant for use in connection with the grant of options to the Registrant’s executive officers other than the named executive officers.
10.1.3 +	(c)	-	Form of restricted stock award agreement and related notice of grant for use in connection with the grant of restricted stock awards to the Registrant’s executive officers.
10.1.4 +	(c)	-
Form of option agreement and related notice of grant for use in connection with the grant of stock options to certain of the Registrant’s executive officers in connection with a January 2005 Option Exchange Program.

10.1.5 +	(s)	-	Form of option agreement and related notice of grant for use in connection with the grant of time based vesting stock options to the Registrant’s non-employee directors and executive officers.
10.1.6 +	(s)	-	Form of option agreement and related notice of grant for use in connection with the grant of performance based vesting stock options to the Registrant’s executive officers.
10.1.7 +		-	Form of restricted stock award agreement and related notice of grant for use in connection with the grant of restricted stock awards to the Registrant’s executive officers (revised).
10.1.8 +		-	Form of option agreement and related notice of grant for use in connection with the grant of performance based vesting stock options to the Registrant’s executive officers (revised).
10.2 +	(r)	-	Amended and Restated Employment Agreement, dated as of November 14, 2008, between the Registrant and Leonard S. Schleifer, M.D., Ph.D.
10.3* +	(d)	-	Employment Agreement, dated as of December 31, 1998, between the Registrant and P. Roy Vagelos, M.D.
10.4 +	(r)	-	Regeneron Pharmaceuticals, Inc. Change in Control Severance Plan, amended and restated effective as of November 14, 2008.
10.5*	(e)	-	IL-1 License Agreement, dated June 26, 2002, by and among the Registrant, Immunex Corporation, and Amgen Inc.
10.6*	(t)	-	IL-1 Antibody Termination Agreement by and between Novartis Pharma AG, Novartis Pharmaceuticals Corporation and the Registrant, dated as of June 8, 2009.
10.7*	(t)	-	Trap-2 Termination Agreement by and between Novartis Pharma AG, Novartis Pharmaceuticals Corporation and the Registrant, dated as of June 8, 2009.
10.8*	(f)	-	Collaboration Agreement, dated as of September 5, 2003, by and between Aventis Pharmaceuticals Inc. and the Registrant.
10.8.1*	(d)	-	Amendment No. 1 to Collaboration Agreement, by and between Aventis Pharmaceuticals Inc. and the Registrant, effective as of December 31, 2004
10.8.2	(g)	-	Amendment No. 2 to Collaboration Agreement, by and between Aventis Pharmaceuticals Inc. and the Registrant, effective as of January 7, 2005.
10.8.3*	(h)	-	Amendment No. 3 to Collaboration Agreement, by and between Aventis Pharmaceuticals Inc. and the Registrant, effective as of December 21, 2005.
10.8.4*	(h)	-	Amendment No. 4 to Collaboration Agreement, by and between sanofi-aventis U.S., LLC (successor in interest to Aventis Pharmaceuticals, Inc.) and the Registrant, effective as of January 31, 2006.
10.9*	(i)	-	License and Collaboration Agreement, dated as of October 18, 2006, by and between Bayer HealthCare LLC and the Registrant.
10.10*	(j)	-	Non Exclusive License and Material Transfer Agreement, dated as of February 5, 2007, by and between AstraZeneca UK Limited and the Registrant.

10.11	(k)	-	Lease, dated as of December 21, 2006, by and between BMR-Landmark at Eastview LLC and the Registrant.
10.11.1*	(m)	-	First Amendment to Lease, by and between BMR-Landmark at Eastview LLC and the Registrant, effective as of October 24, 2007.
10.11.2	(q)	-	Second Amendment to Lease, by and between BMR-Landmark at Eastview LLC and the Registrant, effective as of September 30, 2008.
10.11.3	(s)	-	Third Amendment to lease, by and between BMR-Landmark at Eastview LLC and the Registrant, entered into as of April 29, 2009.
10.11.4	(u)	-	Fourth Amendment to Lease, by and between BMR-Landmark at Eastview LLC and the Registrant, effective as of December 3, 2009.
10.11.5	(v)	-	Fifth Amendment to Lease, by and between BMR-Landmark at Eastview LLC and the Registrant, entered into as of February 11, 2010.
10.11.6	(x)	-	Sixth Amendment to Lease, by and between BMR-Landmark at Eastview LLC and the Registrant, entered into as of June 4, 2010.
10.11.7		-	Seventh Amendment to Lease, by and between BMR-Landmark at Eastview LLC and the Registrant, entered into as of December 22, 2010.
10.12*	(l)	-	Non Exclusive License and Material Transfer Agreement, dated as of March 30, 2007, by and between Astellas Pharma Inc. and the Registrant.
10.12.1*	(y)	-	Amendment to the Non Exclusive License and Material Transfer Agreement, dated as of March 30, 2007 by and between Astellas Pharma Inc. and the Registrant, dated as of July 28, 2010.
10.13*	(w)	-	Amended and Restated Discovery and Preclinical Development Agreement, dated as of November 10, 2009, by and between Aventis Pharmaceuticals Inc. and the Registrant.
10.14*	(w)	-	Amended and Restated License and Collaboration Agreement, dated as of November 10, 2009, by and among Aventis Pharmaceuticals Inc., sanofi-aventis Amerique Du Nord, and the Registrant.
10.15	(n)	-	Stock Purchase Agreement, dated as of November 28, 2007, by and among sanofi-aventis Amerique Du Nord, sanofi-aventis US LLC, and the Registrant.
10.16	(n)	-	Investor Agreement, dated as of December 20, 2007, by and among sanofi-aventis, sanofi-aventis US LLC, Aventis Pharmaceuticals Inc., sanofi-aventis Amerique du Nord, and the Registrant.
10.16.1	(w)	-
First Amendment to the December 20, 2007 Investor Agreement, dated as of November 10, 2009, by and among sanofi-aventis US LLC, Aventis Pharmaceuticals, Inc., sanofi-aventis Amerique du Nord, and the Registrant.

10.17*	(p)	-	Amended and Restated Non-Exclusive License Agreement, dated as of July 1, 2008 by and between Cellectis, S.A. and the Registrant.
23.1		-	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24.1		-	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).
31.1		-	Certification of CEO pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2		-	Certification of CFO pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32		-	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.
101		-	Interactive Data File
101.INS		-	XBRL Instance Document
101.SCH		-	XBRL Taxonomy Extension Schema
101.CAL		-	XBRL Taxonomy Extension Calculation Linkbase
101.LAB		-	XBRL Taxonomy Extension Label Linkbase
101.PRE		-	XBRL Taxonomy Extension Presentation Linkbase
101.DEF		-	XBRL Taxonomy Extension Definition Document

____________________

(a)	Incorporated by reference from the Form 8-K for Regeneron Pharmaceuticals, Inc., filed November 13, 2007.

(b)	Incorporated by reference from the Form 8-K for Regeneron Pharmaceuticals, Inc., filed December 16, 2005.

(c)	Incorporated by reference from the Form 8-K for Regeneron Pharmaceuticals, Inc., filed December 13, 2004.

(d)	Incorporated by reference from the Form 10-K for Regeneron Pharmaceuticals, Inc., for the year ended December 31, 2004, filed March 11, 2005.

(e)	Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc., for the quarter ended June 30, 2002, filed August 13, 2002.

(f)	Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc., for the quarter ended September 30, 2003, filed November 12, 2003.

(g)	Incorporated by reference from the Form 8-K for Regeneron Pharmaceuticals, Inc., filed January 11, 2005.

(h)	Incorporated by reference from the Form 10-K for Regeneron Pharmaceuticals, Inc., for the year ended December 31, 2005, filed February 28, 2006.

(i)	Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc., for the quarter ended September 30, 2006, filed November 6, 2006.

(j)	Incorporated by reference from the Form 10-K for Regeneron Pharmaceuticals, Inc., for the year ended December 31, 2006, filed March 12, 2007.

(k)	Incorporated by reference from the Form 8-K for Regeneron Pharmaceuticals, Inc., filed December 22, 2006.

(l)	Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc., for the quarter ended March 31, 2007, filed May 4, 2007.

(m)	Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc., for the quarter ended September 30, 2007, filed November 7, 2007.

(n)	Incorporated by reference from the Form 10-K for Regeneron Pharmaceuticals, Inc., for the year ended December 31, 2007, filed February 27, 2008.

(o)	Incorporated by reference from the Form 8-K for Regeneron Pharmaceuticals, Inc., filed June 17, 2008.

(p)	Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc., for the quarter ended June 30, 2008, filed August 1, 2008.

(q)	Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc., for the quarter ended September 30, 2008, filed November 5, 2008.

(r)	Incorporated by reference from the Form 10-K for Regeneron Pharmaceuticals, Inc., for the year ended December 31, 2008, filed February 26, 2009.

(s)	Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc., for the quarter ended March 31, 2009, filed April 30, 2009.

(t)	Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc., for the quarter ended June 30, 2009, filed August 4, 2009.

(u)	Incorporated by reference from the Form 8-K for Regeneron Pharmaceuticals, Inc., filed December 8, 2009.

(v)	Incorporated by reference from the Form 8-K for Regeneron Pharmaceuticals, Inc., filed February 16, 2010.

(w)	Incorporated by reference from the Form 10-K for Regeneron Pharmaceuticals, Inc., for the year ended December 31, 2009, filed February 18, 2010.

(x)	Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc., for the quarter ended June 30, 2010, filed July 28, 2010.

(y)	Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc., for the quarter ended September 30, 2010, filed October 28, 2010.
____________________

*	Portions of this document have been omitted and filed separately with the Commission pursuant to requests for confidential treatment pursuant to Rule 24b-2.

+	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGENERON PHARMACEUTICALS, INC.

By:	/s/ LEONARD S. SCHLEIFER
Leonard S. Schleifer, M.D., Ph.D.
President and Chief Executive Officer

Dated:	Tarrytown, New York
February 17, 2011

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

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature		Title
/s/	LEONARD S. SCHLEIFER,	President, Chief Executive Officer, and
	Leonard S. Schleifer, M.D., Ph.D.	Director (Principal Executive Officer)

/s/	MURRAY A. GOLDBERG	Senior Vice President, Finance & Administration,
	Murray A. Goldberg	Chief Financial Officer, Treasurer, and Assistant Secretary
(Principal Financial Officer)

/s/	DOUGLAS S. MCCORKLE	Vice President, Controller, and
	Douglas S. McCorkle	Assistant Treasurer (Principal Accounting Officer)

/s/	GEORGE D. YANCOPOULOS	Executive Vice President, Chief Scientific Officer,
	George D. Yancopoulos, M.D., Ph.D	President, Regeneron Research Laboratories, and Director

/s/	P. ROY VAGELOS	Chairman of the Board
P. Roy Vagelos, M.D.

/s/	CHARLES A. BAKER	Director
Charles A. Baker

/s/	MICHAEL S. BROWN	Director
Michael S. Brown, M.D.

/s/	ALFRED G. GILMAN	Director
Alfred G. Gilman, M.D., Ph.D.

/s/	JOSEPH L. GOLDSTEIN	Director
Joseph L. Goldstein, M.D.

/s/	CHRISTINE A. POON	Director
Christine A. Poon

/s/	ARTHUR F. RYAN	Director
Arthur F. Ryan

/s/	ERIC M. SHOOTER	Director
Eric M. Shooter, Ph.D.

/s/	GEORGE L. SING	Director
George L. Sing

REGENERON PHARMACEUTICALS, INC.

INDEX TO FINANCIAL STATEMENTS

Page
REGENERON PHARMACEUTICALS, INC.	Numbers
Report of Independent Registered Public Accounting Firm	F-2
Balance Sheets at December 31, 2010 and 2009	F-3
Statements of Operations for the years ended December 31, 2010, 2009, and 2008	F-4
Statements of Stockholders’ Equity for the years ended December 31, 2010, 2009, and 2008	F-5
Statements of Cash Flows for the years ended December 31, 2010, 2009, and 2008	F-6
Notes to Financial Statements	F-7 to F-34

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Regeneron Pharmaceuticals, Inc.:

     In our opinion, the accompanying balance sheets and the related statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Regeneron Pharmaceuticals, Inc. at December 31, 2010 and December 31, 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

New York, New York
February 17, 2011

REGENERON PHARMACEUTICALS, INC.
BALANCE SHEETS

December 31, 2010 and 2009
(In thousands, except share data)

	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$112,572	$207,075
Marketable securities	136,796	134,255
Accounts receivable from the sanofi-aventis Group	79,603	62,703
Accounts receivable - other	13,509	2,865
Prepaid expenses and other current assets	15,142	18,610
Total current assets	357,622	425,508

Restricted cash and marketable securities	7,518	1,600
Marketable securities	370,053	47,080
Property, plant, and equipment, at cost, net of accumulated
depreciation and amortization	347,450	259,676
Other assets	6,789	7,338
Total assets	$1,089,432	$741,202

LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$53,658	$49,031
Deferred revenue from sanofi-aventis, current portion	19,506	17,523
Deferred revenue - other, current portion	35,217	27,021
Facility lease obligations, current portion	675
Total current liabilities	109,056	93,575

Deferred revenue from sanofi-aventis	97,081	90,933
Deferred revenue - other	188,775	46,951
Facility lease obligations	159,355	109,022
Other long term liabilities	7,350	3,959
Total liabilities	561,617	344,440

Commitments and contingencies
Stockholders’ equity
Preferred stock, $.01 par value; 30,000,000 shares authorized; issued and outstanding - none
Class A Stock, convertible, $.001 par value: 40,000,000 shares authorized;
shares issued and outstanding - 2,182,036 in 2010 and 2,244,698 in 2009	2	2
Common Stock, $.001 par value; 160,000,000 shares authorized; shares issued
and outstanding - 87,238,301 in 2010 and 78,860,862 in 2009	87	79
Additional paid-in capital	1,575,780	1,336,732
Accumulated deficit	(1,045,563)	(941,095)
Accumulated other comprehensive (loss) income	(2,491)	1,044
Total stockholders’ equity	527,815	396,762
Total liabilities and stockholders’ equity	$1,089,432	$741,202

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2010, 2009, and 2008
(In thousands except share data)

	2010	2009	2008
Revenues
Sanofi-aventis collaboration revenue	$311,332	$247,140	$153,972
Other collaboration revenue	75,393	67,317	31,166
Technology licensing	40,150	40,013	40,000
Net product sales	25,254	18,364	6,249
Contract research and other	6,945	6,434	7,070
	459,074	379,268	238,457
Expenses
Research and development	489,252	398,762	274,903
Selling, general, and administrative	65,201	52,923	48,880
Cost of goods sold	2,093	1,686	923
	556,546	453,371	324,706
Loss from operations	(97,472)	(74,103)	(86,249)
Other income (expense)
Investment income	2,122	4,488	18,161
Interest expense	(9,118)	(2,337)	(7,752)
Loss on early extinguishment of debt			(938)
	(6,996)	2,151	9,471
Net loss before income tax expense	(104,468)	(71,952)	(76,778)

Income tax (benefit) expense		(4,122)	2,351
Net loss	$(104,468)	$(67,830)	$(79,129)
Net loss per share, basic and diluted	$(1.26)	$(0.85)	$(1.00)
Weighted average shares outstanding, basic and diluted	82,926	79,782	78,827

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2010, 2009, and 2008
(In thousands)

							Accumulated
					Additional		Other	Total
	Class A Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity	Loss
Balance, December 31, 2007	2,260	$2	76,592	$77	$1,253,235	$(794,136)	$170	$459,348
Issuance of Common Stock in connection with
exercise of stock options, net of shares tendered			980	1	7,948			7,949
Issuance of Common Stock in connection with
Company 401(k) Savings Plan contribution			59		1,107			1,107
Conversion of Class A Stock to Common Stock	(11)		11
Stock-based compensation expense					32,523			32,523
Net loss, 2008						(79,129)		(79,129)	$(79,129)
Change in net unrealized gain (loss) on marketable securities							(284)	(284)	(284)
Balance, December 31, 2008	2,249	2	77,642	78	1,294,813	(873,265)	(114)	421,514	$(79,413)
Issuance of Common Stock in connection with
exercise of stock options, net of shares tendered			1,134	1	9,269			9,270
Issuance of Common Stock in connection with
Company 401(k) Savings Plan contribution			81		1,391			1,391
Conversion of Class A Stock to Common Stock	(4)		4
Stock-based compensation expense					31,259			31,259
Net loss, 2009						(67,830)		(67,830)	$(67,830)
Change in net unrealized gain (loss) on marketable securities,
net of tax effect of $0.7 million							1,158	1,158	1,158
Balance, December 31, 2009	2,245	2	78,861	79	1,336,732	(941,095)	1,044	396,762	$(66,672)
Issuance of Common Stock in a public offering, net of issuance costs			6,325	6	174,822			174,828
Issuance of Common Stock in connection with
exercise of stock options, net of shares tendered			1,533	2	21,462			21,464
Issuance of Common Stock in connection with
Company 401(k) Savings Plan contribution			111		2,867			2,867
Issuance of restricted Common Stock under
Long-Term Incentive Plan			345
Conversion of Class A Stock to Common Stock	(63)		63
Stock-based compensation expense					39,897			39,897
Net loss, 2010						(104,468)		(104,468)	$(104,468)
Change in net unrealized gain (loss) on marketable securities							(3,535)	(3,535)	(3,535)
Balance, December 31, 2010	2,182	$2	87,238	$87	$1,575,780	$(1,045,563)	$(2,491)	$527,815	$(108,003)

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2010, 2009, and 2008
(In thousands)

	2010	2009	2008
Cash flows from operating activities
Net loss	$(104,468)	$(67,830)	$(79,129)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities
Depreciation and amortization	19,687	14,247	11,287
Non-cash compensation expense	39,897	31,259	32,523
Loss on early extinguishment of debt			938
Net realized loss (gain) on marketable securities	293	(56)	1,310
Changes in assets and liabilities
Increase in accounts receivable	(27,544)	(30,356)	(16,892)
Decrease (increase) in prepaid expenses and other assets	2,723	(4,574)	(6,560)
Increase (decrease) in deferred revenue	158,151	(27,497)	(26,834)
Increase (decrease) in accounts payable, accrued expenses,
and other liabilities	7,605	12,577	(5,729)
Total adjustments	200,812	(4,400)	(9,957)
Net cash provided by (used in) operating activities	96,344	(72,230)	(89,086)

Cash flows from investing activities
Purchases of marketable securities	(605,124)	(199,997)	(581,139)
Sales or maturities of marketable securities	276,601	297,411	646,861
Purchases of restricted marketable securities	(7,063)
Decrease (increase) in restricted cash	1,122	50	(50)
Capital expenditures	(99,689)	(97,318)	(34,857)
Net cash (used in) provided by investing activities	(434,153)	146	30,815

Cash flows from financing activities
Repurchases or repayment of notes payable			(200,807)
Proceeds in connection with facility lease obligation	47,544	23,640
Payments in connection with facility lease obligation	(924)	(875)
Net proceeds from the issuance of Common Stock	196,790	8,598	7,949
Payments in connection with capital lease obligation	(104)
Net cash provided by (used in) financing activities	243,306	31,363	(192,858)

Net decrease in cash and cash equivalents	(94,503)	(40,721)	(251,129)

Cash and cash equivalents at beginning of period	207,075	247,796	498,925

Cash and cash equivalents at end of period	$112,572	$207,075	$247,796

Supplemental disclosure of cash flow information
Cash paid for interest	$12,737	$2,525	$9,348
Cash paid for income taxes			$3,079

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS
For the years ended December 31, 2010, 2009, and 2008
(Unless otherwise noted, dollars in thousands, except per share data)

1. Organization and Business

     Regeneron Pharmaceuticals, Inc. (the “Company” or “Regeneron”) was incorporated in January 1988 in the State of New York. The Company is engaged in the research, development, and commercialization of pharmaceutical products for the treatment of serious medical conditions. In 2008, the Company received marketing approval from the U.S. Food and Drug Administration (“FDA”) for the Company’s first commercial drug product, ARCALYST® (rilonacept) Injection for Subcutaneous Use for the treatment of Cryopyrin-Associated Periodic Syndromes (“CAPS”). The Company’s facilities are primarily located in New York. The Company’s business is subject to certain risks including, but not limited to, uncertainties relating to conducting pharmaceutical research, obtaining regulatory approvals, commercializing products, and obtaining and enforcing patents.

2. Summary of Significant Accounting Policies

Cash and Cash Equivalents

     For purposes of the statement of cash flows and the balance sheet, the Company considers all highly liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents. The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

Marketable Securities

     The Company has an investment policy that includes guidelines on acceptable investment securities, minimum credit quality, maturity parameters, and concentration and diversification. The Company has invested its excess cash primarily in direct obligations of the U.S. government and its agencies, other debt securities guaranteed by the U.S. government, and money market funds that invest in U.S. Government securities. The Company considers its marketable securities to be “available-for-sale,” as defined by authoritative guidance issued by the Financial Accounting Standards Board (“FASB”). These assets are carried at fair value and the unrealized gains and losses are included in other accumulated comprehensive income (loss) as a separate component of stockholders’ equity. If the decline in the value of a marketable security in the Company’s investment portfolio is deemed to be other-than-temporary, the Company writes down the security to its current fair value and recognizes a loss that may be charged against income. As described under “Use of Estimates” below, on a quarterly basis, the Company reviews its portfolio of marketable securities, using both quantitative and qualitative factors, to determine if declines in fair value below cost are other-than-temporary.

Inventory

     Inventories are stated at the lower of cost or estimated realizable value. The Company determines the cost of inventory using the first-in, first-out, or FIFO, method. The Company capitalizes inventory costs associated with the Company’s products prior to regulatory approval when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized; otherwise, such costs are expensed as research and development. The Company periodically analyzes its inventory levels to identify inventory that may expire prior to expected sale or has a cost basis in excess of its estimated realizable value, and writes-down such inventories as appropriate.

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

Building and improvements	10-40 years
Laboratory and other equipment	3-10 years
Furniture and fixtures	5 years

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

Patents

     As a result of the Company’s research and development efforts, the Company obtains and applies for patents to protect proprietary technology and inventions. All costs associated with patents for product candidates under development are expensed as incurred. Patent costs related to commercial products are capitalized and amortized over the shorter of their estimated useful life or the remaining patent term. To date, the Company has no capitalized patent costs.

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

REGENERON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

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

b. VelocImmune® Technology Licensing

     The Company enters into non-exclusive license agreements with third parties that allow the third party to utilize the Company’s VelocImmune® technology in its internal research programs. The terms of these agreements include up-front payments and entitle the Company to receive royalties on any future sales of products discovered by the third party using the Company’s VelocImmune® technology. Up-front payments under these agreements, where continuing involvement is required of the Company, are deferred and recognized ratably over their respective license periods.

c. Product Revenue

     Revenue from product sales is recognized when persuasive evidence of an arrangement exists, title to product and associated risk of loss has passed to the customer, the price is fixed or determinable, collection from the customer is reasonably assured, and the Company has no further performance obligations. Revenue and deferred revenue from product sales are recorded net of applicable provisions for prompt pay discounts, product returns, estimated rebates payable under governmental programs (including Medicaid), distribution fees, and other sales-related deductions. The Company reviews its estimates of rebates payable each period and records any necessary adjustments in the current period’s net product sales.

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

REGENERON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

     Clinical trial costs are a significant component of research and development expenses and include costs associated with third-party contractors. The Company outsources a substantial portion of its clinical trial activities, utilizing external entities such as contract research organizations (“CROs”), independent clinical investigators, and other third-party service providers to assist the Company with the execution of its clinical studies. For each clinical trial that the Company conducts, certain clinical trial costs are expensed immediately, while others are expensed over time based on the expected total number of patients in the trial, the rate at which patients enter the trial, and/or the period over which clinical investigators or contract research organizations are expected to provide services.

     Clinical activities which relate principally to clinical sites and other administrative functions to manage the Company’s clinical trials are performed primarily by CROs. CROs typically perform most of the start-up activities for the Company’s trials, including document preparation, site identification, screening and preparation, pre-study visits, training, and program management. On a budgeted basis, these start-up costs are typically 10% to 20% of the total contract value. On an actual basis, this percentage range can be significantly wider, as many of the Company’s contracts are either expanded or reduced in scope compared to the original budget, while start-up costs for the particular trial may not change materially. These start-up costs usually occur within a few months after the contract has been executed and are event driven in nature. The remaining activities and related costs, such as patient monitoring and administration, generally occur ratably throughout the life of the individual contract or study. In the event of early termination of a clinical trial, the Company accrues and recognizes expenses in an amount based on its estimate of the remaining non-cancelable obligations associated with the winding down of the clinical trial and/or penalties.

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

     The Company uses the Black-Scholes model to compute the estimated fair value of stock option awards. Using this model, fair value is calculated based on assumptions with respect to (i) expected volatility of our Common Stock price, (ii) the periods of time over which employees and members of the board of directors are expected to hold their options prior to exercise (expected lives), (iii) expected dividend yield on the Common Stock, and (iv) risk-free interest rates. Stock-based compensation expense also includes an estimate, which is made at the time of grant, of the number of awards that are expected to be forfeited. This estimate is revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

REGENERON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

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

     Uncertain tax positions are accounted for in accordance with FASB authoritative guidance, which prescribes a comprehensive model for the manner in which a company should recognize, measure, present, and disclose in its financial statements all material uncertain tax positions that the company has taken or expects to take on a tax return. Those positions, for which management’s assessment is that there is more than a 50% probability of sustaining the position upon challenge by a taxing authority based upon its technical merits, are subjected to certain measurement criteria.

     The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense.

Comprehensive Income (Loss)

     Comprehensive income (loss) of the Company includes net income (loss) adjusted for the change in net unrealized gain or loss on marketable securities, net of any tax effect. Comprehensive income (loss) for the years ended December 31, 2010, 2009, and 2008 have been included in the Statements of Stockholders’ Equity.

Concentration of Credit Risk

     Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents, marketable securities (see Note 6), and receivables from sanofi-aventis.

Per Share Data

     Net income (loss) per share, basic and diluted, is computed on the basis of the net income (loss) for the period divided by the weighted average number of shares of Common Stock and Class A Stock outstanding during the period. Basic net income (loss) per share excludes restricted stock awards until vested. Diluted net income per share is based upon the weighted average number of shares of Common Stock and Class A Stock outstanding, and of common stock equivalents outstanding when dilutive. Common stock equivalents include: (i) outstanding stock options and restricted stock awards under the Company’s Long-Term Incentive Plans, which are included under the “treasury stock method” when dilutive, and (ii) Common Stock to be issued under the assumed conversion of the Company’s formerly outstanding convertible senior subordinated notes, which are included under the “if-converted method” when dilutive. The computation of diluted net loss per share for the years ended December 31, 2010, 2009, and 2008 does not include common stock equivalents, since such inclusion would be antidilutive.

Risks and Uncertainties

     Developing and commercializing new medicines entails significant risk and expense. Since its inception, the Company has not generated any significant sales or profits from the commercialization of ARCALYST® or any of the Company’s other product candidates. Before revenues from the commercialization of the Company’s current or future product candidates can be realized, the Company (or its collaborators) must overcome a number of hurdles which include successfully completing research and development and obtaining regulatory approval from the FDA and regulatory authorities in other countries. In addition, the biotechnology and pharmaceutical industries are rapidly evolving and highly competitive, and new developments may render the Company’s products and technologies uncompetitive or obsolete. The Company may be subject to legal claims by third parties seeking to enforce patents to limit or prohibit the Company from marketing or selling its products. The Company is also dependent upon the services

REGENERON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

of its employees, consultants, collaborators, and certain third-party suppliers, including single-source unaffiliated third-party suppliers of certain raw materials and equipment. Regeneron, as licensee, licenses certain technologies that are important to the Company’s business which impose various obligations on the Company. If Regeneron fails to comply with these requirements, licensors may have the right to terminate the Company’s licenses.

     The Company has generally incurred net losses and negative cash flows from operations since its inception. Revenues to date have principally been limited to (i) up-front, license, milestone, and reimbursement payments from the Company’s collaborators and other entities related to the Company’s development activities and technology platforms, (ii) payments for past contract manufacturing activities, (iii) ARCALYST® product sales, and (iv) investment income. Collaboration revenue in 2010 was earned from sanofi-aventis and Bayer HealthCare under collaboration agreements (see Note 3 for the terms of these agreements). These collaboration agreements contain early termination provisions that are exercisable by sanofi-aventis or Bayer HealthCare, as applicable.

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

  In connection with stock option awards, (i) the fair value of stock options on their date of grant using the Black-Scholes option-pricing model, based on assumptions with respect to (a) expected volatility of the Company’s Common Stock price, (b) the periods of time for which employees and members of the Company’s board of directors are expected to hold their options prior to exercise (expected lives), (c) expected dividend yield on the Company’s Common Stock, and (d) risk-free interest rates, which are based on quoted U.S. Treasury rates for securities with maturities approximating the options’ expected lives; (ii) the number of stock option awards that are expected to be forfeited; and (iii) with respect to performance-based stock option awards, if and when the options’ performance conditions are considered to be probable of attainment.

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

  Capitalized inventory costs associated with the Company’s products prior to regulatory approval when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized.

  The extent to which deferred tax assets and liabilities are offset by a valuation allowance.

REGENERON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

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

Future Impact of Recently Issued Accounting Standards

     In October 2009, the FASB amended its authoritative guidance on multiple-deliverable revenue arrangements. The amended guidance provides greater ability to separate and allocate consideration to be received in a multiple-element revenue arrangement by requiring the use of estimated selling prices to allocate the consideration, thereby eliminating the use of the residual method of allocation. The amended guidance also requires expanded qualitative and quantitative disclosures surrounding multiple-deliverable revenue arrangements. This guidance may be applied retrospectively or prospectively for new or materially modified arrangements. The Company will adopt this amended guidance effective for the fiscal year beginning January 1, 2011. Management does not anticipate that the adoption of this guidance will have a material impact on the Company’s financial statements.

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

3. Collaboration and Contract Research Agreements

     The Company has entered into various agreements related to its activities to develop and commercialize product candidates and utilize its technology platforms. Amounts earned by the Company in connection with these agreements totaled $393.7 million, $320.9 million, and $192.2 million in 2010, 2009, and 2008, respectively. Total Company-incurred expenses associated with these agreements, which include reimbursable and non-reimbursable amounts, an allocable portion of general and administrative costs, and cost-sharing of a collaborator’s development expenses, where applicable (see Bayer HealthCare below), were $431.4 million, $333.7 million, and $230.6 million in 2010, 2009, and 2008, respectively. Significant agreements of this kind are described below.

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

REGENERON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

in milestone payments upon receipt of specified marketing approvals, including up to $360 million in milestone payments related to the receipt of marketing approvals for up to eight aflibercept oncology and other indications in the United States or the European Union and up to $40 million related to the receipt of marketing approvals for up to five aflibercept oncology indications in Japan.

     Under the Aflibercept Agreement, as amended, agreed upon worldwide development expenses incurred by both companies during the term of the agreement will be funded by sanofi-aventis. If the collaboration becomes profitable, Regeneron will be obligated to reimburse sanofi-aventis for 50% of these development expenses, or half of $707.3 million as of December 31, 2010, in accordance with a formula based on the amount of development expenses and Regeneron’s share of the collaboration profits and Japan royalties, or at a faster rate at Regeneron’s option. Regeneron has the option to conduct additional pre-Phase III studies at its own expense. In connection with the January 2005 amendment to the Aflibercept Agreement, the Intraocular Termination Payment of $25.0 million will be considered an aflibercept development expense and will be subject to 50% reimbursement by Regeneron to sanofi-aventis, as described above, if the collaboration becomes profitable. In addition, if the first commercial sale of an aflibercept product in Intraocular Delivery predates the first commercial sale of an aflibercept product under the collaboration by two years, Regeneron will begin reimbursing sanofi-aventis for up to $7.5 million of aflibercept development expenses in accordance with a formula until the first commercial aflibercept sale under the collaboration occurs.

     Sanofi-aventis has the right to terminate the agreement without cause with at least twelve months advance notice. Upon termination of the agreement for any reason, Regeneron’s obligation to reimburse sanofi-aventis, for 50% of aflibercept development expenses will terminate, and the Company will retain all rights to aflibercept.

     In accordance with the Company’s revenue recognition policy described in Note 2, the up-front payments received in September 2003 and January 2006, of $80.0 million and $25.0 million, respectively, and reimbursement of Regeneron-incurred development expenses, are being recognized as collaboration revenue over the related performance period. During the fourth quarter of 2008, the Company shortened its estimated performance period in connection with the $80.0 million and $25.0 million up-front payments from sanofi-aventis. The net effect of this change in the Company’s estimate resulted in the recognition of an additional $1.2 million in collaboration revenue in 2010 and 2009, compared to amounts recognized in connection with these deferred payments in 2008.

     The Company recognized $26.4 million, $36.5 million, and $44.4 million of collaboration development revenue in 2010, 2009, and 2008, respectively, in connection with the Aflibercept Agreement, as amended. At December 31, 2010 and 2009, amounts receivable from sanofi-aventis totaled $3.9 million and $3.6 million, respectively, and deferred revenue was $32.6 million and $42.5 million, respectively, in connection with the Aflibercept Agreement.

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

     The Antibody Collaboration is governed by a Discovery and Preclinical Development Agreement (the “Discovery Agreement”) and a License and Collaboration Agreement (the “License Agreement”). The Company received a non-refundable up-front payment of $85.0 million from sanofi-aventis under the Discovery Agreement. In addition, under the Discovery Agreement, sanofi-aventis is funding the Company’s research to identify and validate potential drug discovery targets and develop fully human monoclonal antibodies against these targets. Sanofi-aventis funded $174.5 million of such research from the collaboration’s inception through December 31, 2009. In November 2009, the Company and sanofi-aventis amended these collaboration agreements to expand and extend the Antibody Collaboration. Pursuant to the Discovery Agreement, as amended, sanofi-aventis agreed to fund up to $160 million per year of the Company’s research activities in 2010 through 2017, subject to a one-time option for sanofi-aventis to adjust the maximum reimbursement amount down to $120 million per year commencing in 2014 if over the prior two years certain specified criteria were not satisfied. In 2010, as the Company scaled up its capacity to conduct

REGENERON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

antibody discovery activities, sanofi-aventis funded $137.7 million of the Company’s preclinical research under the amended Discovery Agreement. The balance between that amount and $160 million, or $22.3 million, has been added to the funding otherwise available to the Company in 2011-2012 under the amended Discovery Agreement. The amended Discovery Agreement will expire on December 31, 2017; however, sanofi-aventis has an option to extend the agreement for up to an additional three years for further antibody development and preclinical activities.

     For each drug candidate identified under the Discovery Agreement, sanofi-aventis has the option to license rights to the candidate under the License Agreement. If it elects to do so, sanofi-aventis will co-develop the drug candidate with the Company through product approval. If sanofi-aventis does not exercise its option to license rights to a particular drug candidate under the License Agreement, the Company retains the exclusive right to develop and commercialize such drug candidate, and sanofi-aventis will receive a royalty on sales, if any. The Company and sanofi-aventis are currently co-developing eight therapeutic antibodies under the License Agreement.

     Under the License Agreement, agreed upon worldwide development expenses incurred by both companies during the term of the agreement are funded by sanofi-aventis, except that following receipt of the first positive Phase 3 trial results for a co-developed drug candidate, subsequent Phase 3 trial-related costs for that drug candidate (“Shared Phase 3 Trial Costs”) are shared 80% by sanofi-aventis and 20% by Regeneron. If the Antibody Collaboration becomes profitable, Regeneron will be obligated to reimburse sanofi-aventis for 50% of development expenses that were fully funded by sanofi-aventis (or half of $341.0 million as of December 31, 2010) and 30% of Shared Phase 3 Trial Costs, in accordance with a defined formula based on the amounts of these expenses and the Company’s share of collaboration profits from commercialization of collaboration products. However, the Company is not required to apply more than 10% of its share of the profits from the antibody collaboration in any calendar quarter to reimburse sanofi-aventis for these development costs.

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

     Regeneron is obligated to use commercially reasonable efforts to supply clinical requirements of each drug candidate under the Antibody Collaboration until commercial supplies of that drug candidate are being manufactured. In connection with the November 2009 amendment of the collaboration’s Discovery Agreement, sanofi-aventis is funding up to $30 million of agreed-upon costs incurred by the Company to expand its manufacturing capacity at the Company’s Rensselaer, New York facilities, of which $23.4 million has been received or is receivable at December 31, 2010.

     With respect to each antibody product which enters development under the License Agreement, sanofi-aventis or the Company may, by giving twelve months notice, opt-out of further development and/or commercialization of the product, in which event the other party retains exclusive rights to continue the development and/or commercialization of the product. The Company may also opt-out of the further development of an antibody product if it gives notice to sanofi-aventis within thirty days of the date that sanofi-aventis enters joint development of such antibody product under the License Agreement. Each of the Discovery Agreement and the License Agreement contains other termination provisions, including for material breach by the other party. Prior to December 31, 2017, sanofi-aventis has the right to terminate the amended Discovery Agreement without cause with at least three months advance written notice; however, except under defined circumstances, sanofi-aventis would be obligated to immediately pay to the Company the full amount of unpaid research funding during the remaining term of the research agreement through December 31, 2017. Upon termination of the collaboration in its entirety, the Company’s obligation to reimburse sanofi-aventis for development costs out of any future profits from collaboration products will terminate. Upon expiration of the amended Discovery Agreement, sanofi-aventis has an option to license the Company’s VelocImmune® technology for agreed upon consideration.

REGENERON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

     In connection with the Antibody Collaboration, in August 2008, the Company entered into a separate agreement with sanofi-aventis to use Regeneron’s proprietary VelociGene® technology platform to supply sanofi-aventis with genetically modified mammalian models of gene function and disease (the “VelociGene® Agreement”). The VelociGene® Agreement provides for minimum annual order quantities for the term of the agreement, which extends through December 2012, for which the Company expects to receive payments totaling a minimum of $21.5 million.

     In accordance with the Company’s revenue recognition policy described in Note 2, the (i) $85.0 million up-front payment received in December 2007, (ii) reimbursement of Regeneron-incurred expenses under the Discovery and License Agreements, (iii) $21.5 million of aggregate minimum payments under the VelociGene®  Agreement, and (iv) reimbursement of agreed-upon costs to expand the Company’s manufacturing capacity are being recognized as collaboration revenue over the related performance period. In connection with the amendments to expand and extend the Company’s antibody collaboration with sanofi-aventis, during the fourth quarter of 2009, the Company extended its estimated performance period related to the $85.0 million up-front payment received from sanofi-aventis under the Discovery Agreement and the $21.5 million of aggregate minimum payments under the VelociGene® Agreement The effect of this change in estimate resulted in the recognition of $5.3 million less in collaboration revenue in 2010, compared to 2009.

     In connection with the Antibody Collaboration, the Company recognized $284.9 million, $210.7 million, and $109.6 million of collaboration revenue in 2010, 2009, and 2008, respectively. In addition, at December 31, 2010 and 2009, amounts receivable from sanofi-aventis totaled $75.7 million and $59.1 million and deferred revenue was $84.0 million and $66.0 million, respectively.

b. Bayer HealthCare LLC

     In October 2006, the Company entered into a license and collaboration agreement with Bayer HealthCare LLC to globally develop, and commercialize outside the United States, the Company’s VEGF Trap for the treatment of eye disease by local administration (“VEGF Trap-Eye”). Under the terms of the agreement, Bayer HealthCare made a non-refundable up-front payment to the Company of $75.0 million. In August 2007, the Company received a $20.0 million milestone payment from Bayer HealthCare (which, for the purpose of revenue recognition, was not considered substantive) following dosing of the first patient in a Phase 3 study of VEGF Trap-Eye in the neovascular form of age-related macular degeneration (“wet AMD”). In July 2009, the Company received a $20.0 million milestone payment from Bayer HealthCare following dosing of the first patient in a Phase 3 study of VEGF Trap-Eye in Central Retinal Vein Occlusion (“CRVO”). In the fourth quarter of 2010, the Company earned two $10.0 million substantive milestone payments (for a total of $20.0 million) from Bayer HealthCare for achieving positive 52-week results in the Phase 3 study of VEGF Trap-Eye in wet AMD and positive 6-month results in the Phase 3 study of VEGF Trap-Eye in CRVO. One of these $10.0 million payments was received in December 2010 and the other $10.0 million payment was received in January 2011. The Company is eligible to receive up to $50 million in future milestone payments related to marketing approvals of VEGF Trap-Eye in major market countries outside the United States. The Company is also eligible to receive up to $135 million in sales milestone payments when and if total annual sales of VEGF Trap-Eye outside the United States achieve certain specified levels starting at $200 million.

     The Company will share equally with Bayer HealthCare in any future profits arising from the commercialization of VEGF Trap-Eye outside the United States. If VEGF Trap-Eye is granted marketing authorization in a major market country outside the United States and the collaboration becomes profitable, the Company will be obligated to reimburse Bayer HealthCare out of its share of the collaboration profits for 50% of the agreed upon development expenses that Bayer HealthCare has incurred (or half of $241.2 million as of December 31, 2010) in accordance with a formula based on the amount of development expenses that Bayer HealthCare has incurred and the Company’s share of the collaboration profits, or at a faster rate at the Company’s option. Within the United States, the Company is responsible for any future commercialization of VEGF Trap-Eye and retains exclusive rights to any future profits from such commercialization in the United States.

     In 2008, the first $70.0 million of agreed upon VEGF Trap-Eye development expenses incurred by both companies, under a global development plan, were shared equally and the Company was solely responsible for up to the next $30.0 million of development expenses. In 2009 and thereafter, all development expenses are being shared equally. The Company is also obligated to use commercially reasonable efforts to supply clinical and commercial product requirements.

REGENERON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

     Bayer HealthCare has the right to terminate the Bayer Agreement without cause with at least six months or twelve months advance notice depending on defined circumstances at the time of termination. In the event of termination of the agreement for any reason, the Company retains all rights to VEGF Trap-Eye.

     The $75.0 million up-front licensing payment and the $20.0 million milestone payment received in August 2007 from Bayer HealthCare are being recognized as collaboration revenue over the related estimated performance period in accordance with the Company’s revenue recognition policy as described in Note 2. During the fourth quarter of 2008, the Company extended the estimated performance period in connection with these up-front and non-substantive milestone payments, which resulted in the recognition of $2.5 million less in collaboration revenue in 2009 and 2010, compared to amounts recognized in connection with these deferred payments in 2008. In periods when the Company recognizes VEGF Trap-Eye development expenses that the Company incurs under the collaboration, the Company also recognizes, as collaboration revenue, the portion of those VEGF Trap-Eye development expenses that is reimbursable from Bayer HealthCare. In periods when Bayer HealthCare incurs agreed upon VEGF Trap-Eye development expenses that benefit the collaboration and Regeneron, the Company also recognizes, as additional research and development expense, the portion of Bayer HealthCare’s VEGF Trap-Eye development expenses that the Company is obligated to reimburse.

     The Company recognized $75.4 million, $67.3 million, and $31.2 million of collaboration revenue from Bayer HealthCare in 2010, 2009, and 2008, respectively. In both 2010 and 2009, collaboration revenue from Bayer HealthCare included $20.0 million in milestone payments, as described above, which, for the purpose of revenue recognition, were considered substantive. In addition, in 2010, 2009, and 2008, the Company recognized as additional research and development expense $48.9 million, $37.7 million, and $30.0 million, respectively, of VEGF Trap-Eye development expenses that the Company was obligated to reimburse to Bayer HealthCare.

     At December 31, 2010, one $10.0 million milestone payment was receivable from Bayer HealthCare, as described above. In connection with cost-sharing of VEGF Trap-Eye expenses under the collaboration, $2.3 million and $1.2 million was payable to Bayer HealthCare at December 31, 2010 and 2009, respectively. In addition, at December 31, 2010 and 2009, deferred revenue from the Company’s collaboration with Bayer HealthCare was $47.0 million and $56.8 million, respectively.

c. National Institute of Health

     In September 2006, the Company was awarded a grant from the National Institutes of Health (“NIH”) as part of the NIH’s Knockout Mouse Project. As amended, the NIH grant provides a minimum of $25.3 million in funding over a five-year period, including $1.5 million in funding to optimize certain existing technology, subject to compliance with its terms and annual funding approvals, for the Company’s use of its VelociGene® technology to generate a collection of targeting vectors and targeted mouse embryonic stem cells which can be used to produce knockout mice. The Company records revenue in connection with the NIH grant using a proportional performance model as it incurs expenses related to the grant, subject to the grant’s terms and annual funding approvals. In 2010, 2009, and 2008, the Company recognized contract research revenue of $4.6 million, $5.5 million, and $4.9 million, respectively, from the NIH Grant.

4. Technology Licensing Agreements

     In February 2007, the Company entered into a six-year, non-exclusive license agreement with AstraZeneca UK Limited to allow AstraZeneca to utilize the Company’s VelocImmune® technology in its internal research programs to discover human monoclonal antibodies. Under the terms of the agreement, AstraZeneca made a $20.0 million annual, non-refundable payment to the Company in each of 2010, 2009, 2008, and 2007. Each annual payment was deferred and recognized as revenue ratably over approximately the ensuing twelve-month period. In November 2010, as permitted by the agreement, MedImmune Limited (as successor by novation from AstraZeneca) gave written notice of voluntary termination of the agreement, effective in February 2011, thereby canceling its obligation to make either of the final two annual payments. Regeneron remains entitled to receive mid-single digit royalties on any future sales of antibody products discovered by MedImmune/AstraZeneca using the VelocImmune® technology.

REGENERON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

In connection with the AstraZeneca license agreement, for each of the years ended December 31, 2010, 2009, and 2008, the Company recognized $20.0 million of technology licensing revenue. In addition, deferred revenue at December 31, 2010, 2009, and 2008 was $2.9 million.

     In March 2007, the Company entered into a six-year, non-exclusive license agreement with Astellas Pharma Inc. to allow Astellas to utilize the Company’s VelocImmune® technology in its internal research programs to discover human monoclonal antibodies. Under the terms of the agreement, Astellas made a $20.0 million annual, non-refundable payment to the Company in each of 2010, 2009, 2008, and 2007. In July 2010, the license agreement with Astellas was amended and extended through June 2023. Under the terms of the amended agreement, Astellas made a $165.0 million up-front payment to the Company in August 2010, which was deferred upon receipt and will be recognized as revenue ratably over the seven-year period beginning in mid-2011. In addition, Astellas will make a $130.0 million second payment to the Company in June 2018 unless the license agreement has been terminated prior to that date. Astellas has the right to terminate the agreement at any time by providing 90 days’ advance written notice. Under certain limited circumstances, such as a material breach of the agreement by the Company, Astellas may terminate the agreement and receive a refund of a portion of its up-front payment or, if such termination occurs after June 2018, a portion of its second payment, to the Company under the July 2010 amendment to the agreement. The Company is entitled to receive a mid-single-digit royalty on any future sales of antibody products discovered by Astellas using the Company’s VelocImmune® technology. In connection with the Astellas license agreement, for each of the years ended December 31, 2010, 2009, and 2008, the Company recognized $20.0 million of technology licensing revenue. In addition, deferred revenue at December 31, 2010, 2009, and 2008 was $173.7 million, $8.7 million, and $8.7 million, respectively.

5. ARCALYST® Product Revenue

     In February 2008, the Company received marketing approval from the FDA for ARCALYST® Injection for Subcutaneous Use for the treatment of CAPS. The Company had limited historical return experience for ARCALYST® beginning with initial sales in 2008 through the end of 2009; therefore, ARCALYST® net product sales were deferred until the right of return no longer existed and rebates could be reasonably estimated. Effective in the first quarter of 2010, the Company determined that it had accumulated sufficient historical data to reasonably estimate both product returns and rebates of ARCALYST®. As a result, $4.8 million of previously deferred ARCALYST® net product sales were recognized as revenue in the first quarter of 2010. The effect of this change in estimate related to ARCALYST® net product sales revenue was to lower the Company’s net loss per share by $0.06 in 2010.

     ARCALYST® net product sales totaled $25.3 million, $18.4 million, and $6.3 million for the years ended December 31, 2010, 2009, and 2008, respectively. ARCALYST® net product sales during 2010 included $20.5 million of net product sales made during this period and $4.8 million of previously deferred net product sales, as described above. There was no deferred ARCALYST® net product sales revenue at December 31, 2010. At December 31, 2009, deferred ARCALYST® net product sales revenue was $4.8 million.

     Cost of goods sold related to ARCALYST® sales, which consisted primarily of royalties and other period costs, totaled $2.1 million, $1.7 million, and $0.9 million for the years ended December 31, 2010, 2009, and 2008, respectively. To date, ARCALYST® shipments to the Company’s customers have primarily consisted of supplies of inventory manufactured and expensed as research and development costs prior to 2008; therefore, the costs of these supplies were not included in costs of goods sold. Inventories related to ARCALYST®, which were included in prepaid expenses and other current assets, consisted of $0.7 million of work-in-process and $0.1 million of finished goods at December 31, 2010, and $0.4 million of work-in-process at December 31, 2009.

6. Marketable Securities

     Marketable securities at December 31, 2010 and 2009 consisted of debt securities, as detailed below, and equity securities, the aggregate fair value of which was $3.6 million and $5.5 million at December 31, 2010 and 2009, respectively, and the aggregate cost basis of which was $4.0 million at both December 31, 2010 and 2009. The Company also held restricted marketable securities at December 31, 2010, which consisted of debt securities, as detailed below, that collateralize (i) a letter of credit in connection with the Company’s lease of facilities in Tarrytown, New York and (ii) capital lease obligations. See Note 11a. The Company held no restricted marketable securities at December 31, 2009.

REGENERON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

     The following tables summarize the amortized cost basis of debt securities included in marketable securities, the aggregate fair value of those securities, and gross unrealized gains and losses on those securities at December 31, 2010 and 2009. The Company classifies its debt securities, other than mortgage-backed securities, based on their contractual maturity dates. Maturities of mortgage-backed securities have been estimated based primarily on repayment characteristics and experience of the senior tranches that the Company holds.

	Amortized	Fair	Unrealized
At December 31, 2010	Cost Basis	Value	Gains	(Losses)	Net
Unrestricted
Maturities within one year
U.S. government obligations	$83,635	$83,684	$54	$(5)	$49
U.S. government guaranteed corporate bonds	48,173	48,531	358		358
U.S. government guaranteed collateralized
mortgage obligations	2,027	2,131	104		104
Municipal bonds	1,597	1,603	6		6
Mortgage-backed securities	875	847		(28)	(28)
	136,307	136,796	522	(33)	489
Maturities between one and five years
U.S. government obligations	352,345	350,683	64	(1,726)	(1,662)
U.S. government guaranteed corporate bonds	15,522	15,477		(45)	(45)
Mortgage-backed securities	110	38		(72)	(72)
	367,977	366,198	64	(1,843)	(1,779)
Maturities between five and seven years
Mortgage-backed securities	284	243		(41)	(41)
	504,568	503,237	586	(1,917)	(1,331)
Restricted
Maturities within one year
U.S. government obligations	2,922	2,921		(1)	(1)
Maturities between one and three years
U.S. government obligations	4,135	4,118		(17)	(17)
	7,057	7,039		(18)	(18)
	$511,625	$510,276	$586	$(1,935)	$(1,349)

At December 31, 2009
Unrestricted
Maturities within one year
U.S. government obligations	$100,491	$100,573	$82		$82
U.S. government guaranteed corporate bonds	17,176	17,340	164		164
Corporate bonds	10,142	10,342	200		200
U.S. government guaranteed collateralized
mortgage obligations	3,612	3,662	50		50
Mortgage-backed securities	2,471	2,338		$(133)	(133)
	133,892	134,255	496	(133)	363
Maturities between one and two years
U.S. government obligations	9,413	9,367		(46)	(46)
U.S. government guaranteed corporate bonds	31,064	31,344	280		280
Mortgage-backed securities	1,168	900		(268)	(268)
	41,645	41,611	280	(314)	(34)
	$175,537	$175,866	$776	$(447)	$329

REGENERON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

     At December 31, 2010 and 2009, marketable securities included an additional unrealized loss of $0.4 million and an additional unrealized gain of $1.4 million, respectively, related to one equity security in the Company’s marketable securities portfolio.

     The following table shows the fair value of the Company’s marketable securities that have unrealized losses and that are deemed to be only temporarily impaired, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2010 and 2009. The debt securities listed at December 31, 2010, excluding mortgage-backed securities, mature at various dates through November 2013. The mortgage-backed securities listed at December 31, 2010 mature at various dates through January 2017.

	Less than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
At December 31, 2010	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Unrestricted
U.S. government obligations	$340,444	$(1,731)			$340,444	$(1,731)
U.S. government guaranteed
corporate bonds	19,005	(45)			19,005	(45)
Equity security	3,612	(433)			3,612	(433)
Mortgage-backed securities			$1,128	$(141)	1,128	(141)
	363,061	(2,209)	1,128	(141)	364,189	(2,350)
Restricted
U.S. government obligations	6,154	(18)			6,154	(18)
	6,154	(18)			6,154	(18)
	$369,215	$(2,227)	$1,128	$(141)	$370,343	$(2,368)
At December 31, 2009
U.S. government obligations	$9,367	$(46)			$9,367	$(46)
Mortgage-backed securities			$3,238	$(401)	3,238	(401)
	$9,367	$(46)	$3,238	$(401)	$12,605	$(447)

     Realized gains and losses are included as a component of investment income. For the year ended December 31, 2010, realized losses on sales of marketable securities totaled $0.2 million and realized gains on sales of marketable securities were not significant. For the years ended December 31, 2009 and 2008, realized gains on sales of marketable securities totaled $0.2 million and $1.2 million, respectively, and realized losses on sales of marketable securities were not significant. In computing realized gains and losses, the Company computes the cost of its investments on a specific identification basis. Such cost includes the direct costs to acquire the security, adjusted for the amortization of any discount or premium.

REGENERON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

     The Company’s assets that are measured at fair value on a recurring basis, at December 31, 2010 and 2009, were as follows:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
At December 31, 2010
Unrestricted
Available-for-sale marketable securities
U.S. government obligations	$434,367		$434,367
U.S. government guaranteed corporate bonds	64,008		64,008
U.S. government guaranteed collateralized
mortgage obligations	2,131		2,131
Municipal bonds	1,603		1,603
Mortgage-backed securities	1,128		1,128
Equity security	3,612	$3,612
	506,849	3,612	503,237
Restricted
Available-for-sale marketable securities
U.S. government obligations	7,039		7,039
	$513,888	$3,612	$510,276
At December 31, 2009
Available-for-sale marketable securities
U.S. government obligations	$109,940		$109,940
U.S. government guaranteed corporate bonds	48,684		48,684
Corporate bonds	10,342		10,342
U.S. government guaranteed collateralized
mortgage obligations	3,662		3,662
Mortgage-backed securities	3,238		3,238
Equity security	5,469	$5,469
	$181,335	$5,469	$175,866

     Marketable securities included in Level 2 were valued using a market approach utilizing prices and other relevant information, such as interest rates, yield curves, prepayment speeds, loss severities, credit risks and default rates, generated by market transactions involving identical or comparable assets. The Company considers market liquidity in determining the fair value for these securities. During each of the years ended December 31, 2010 and 2008, deterioration in the credit quality of a marketable security subjected the Company to the risk of not being able to recover the carrying value of these securities. As a result, the Company recognized a $0.1 million and $1.8 million impairment charge related to its Level 2 marketable securities for the years ended December 31, 2010 and 2008, respectively, which the Company considered to be other-than-temporarily impaired. During the year ended December 31, 2009, the Company did not record any charges for other-than-temporary impairment of its Level 2 marketable securities.

REGENERON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

     The Company held one Level 3 marketable security, which had no fair value at December 31, 2010 and 2009, and whose fair value was $0.1 million at December 31, 2008. This Level 3 security was valued using information provided by the Company’s investment advisors and other sources, including quoted bid prices which took into consideration the securities’ lack of liquidity. During the years ended December 31, 2009 and 2008, the Company recorded charges of $0.1 million and $0.7 million, respectively, for other-than-temporary impairment of this Level 3 marketable security; therefore, as of December 31, 2009, the fair value of this security had been written down to zero. There were no purchases, sales, or maturities of Level 3 marketable securities and no unrealized gains or losses related to Level 3 marketable securities for the years ended December 31, 2010 and 2009. There were no transfers of marketable securities between Levels 1, 2, or 3 classifications during the years ended December 31, 2010 and 2009.

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

7. Property, Plant, and Equipment

     Property, plant, and equipment as of December 31, 2010 and 2009 consist of the following:

	2010	2009
Land	$2,117	$2,117
Building and improvements	242,035	177,710
Leasehold improvements	4,063	4,023
Construction-in-progress	70,356	58,541
Laboratory and other equipment	137,951	114,099
Furniture, computer and office equipment, and other	22,235	15,964
	478,757	372,454
Less, accumulated depreciation and amortization	(131,307)	(112,778)
	$347,450	$259,676

     Depreciation and amortization expense on property, plant, and equipment amounted to $19.7 million, $14.2 million, and $10.6 million for the years ended December 31, 2010, 2009, and 2008, respectively. Effective in the first quarter of 2010, the estimated useful lives of certain capitalized laboratory and other equipment, which is a component of property, plant, and equipment, were extended. The effect of this change in estimate was to lower depreciation expense by $4.0 million and to lower the Company’s net loss per share by $0.05 for the year ended December 31, 2010.

     Included in property, plant, and equipment at December 31, 2010 was $2.8 million of leased equipment under capital leases (see Note 11a); related accumulated amortization was $0.1 million at December 31, 2010. The Company held no leased equipment under capital leases at December 31, 2009.

     Building and improvements at December 31, 2010 and 2009 includes $58.4 million and $58.2 million, respectively, of costs incurred by the Company’s landlord to construct new laboratory and office facilities in Tarrytown, New York in connection with the Company’s December 2006 lease, as amended, of these new facilities. In addition, construction-in-progress at both December 31, 2010 and 2009 includes $27.8 million of costs incurred by the Company’s landlord in connection with these new facilities. See Note 11a.

     The Company capitalized interest costs of $6.4 million and $0.5 million in 2010 and 2009, respectively. The Company did not capitalize any interest costs in 2008.

REGENERON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

8. Accounts Payable and Accrued Expenses

     Accounts payable and accrued expenses as of December 31, 2010 and 2009 consist of the following:

	2010	2009
Accounts payable	$15,589	$18,638
Accrued payroll and related costs	12,025	9,444
Accrued clinical trial expense	9,727	11,673
Accrued property, plant, and equipment costs	7,622	1,883
Other accrued expenses and liabilities	6,441	6,207
Payable to Bayer HealthCare	2,254	1,186
	$53,658	$49,031

9. Deferred Revenue

     Deferred revenue as of December 31, 2010 and 2009 consists of the following:

	2010	2009
Current portion:
Received from sanofi-aventis (see Note 3a)	$19,506	$17,523
Received from Bayer HealthCare (see Note 3b)	9,884	9,884
Received for technology license agreements (see Note 4)	25,008	11,579
Other	325	5,558
	$54,723	$44,544

Long-term portion:
Received from sanofi-aventis (see Note 3a)	$97,081	$90,933
Received from Bayer HealthCare (see Note 3b)	37,067	46,951
Received for technology license agreements (see Note 4)	151,708
	$285,856	$137,884

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

11. Commitments and Contingencies

a. Leases

Descriptions of Lease Agreements

     The Company leases laboratory and office facilities in Tarrytown, New York, under a December 2006 lease agreement, as amended (the “Tarrytown Lease”). The facilities leased by the Company under the Tarrytown Lease include (i) space in previously existing buildings, (ii) newly constructed space in two new buildings (“Buildings A and B”) that was completed during the third quarter of 2009 and, (iii) under a December 2009 amendment to

REGENERON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

the Tarrytown Lease, additional new space that is under construction in a third new building (“Building C”) and expected to be completed in the first quarter of 2011. The Tarrytown Lease will expire in June 2024 and contains three renewal options to extend the term of the lease by five years each, escalations at 2.5% per annum, and early termination options for various portions of the space exclusive of the newly constructed space in Buildings A and B. The Tarrytown Lease provides for monthly payments over its term and additional charges for utilities, taxes, and operating expenses. Certain premises under the Tarrytown Lease are accounted for as operating leases. However, for Buildings A, B, and C that the Company is leasing, the Company is deemed, in substance, to be the owner of the landlord’s buildings in accordance with the application of FASB authoritative guidance, and the landlord’s costs of constructing these new facilities are required to be capitalized on the Company’s books as a non-cash transaction, offset by a corresponding lease obligation on the Company’s balance sheet.

     In connection with the Tarrytown Lease, at lease inception, the Company issued a letter of credit in the amount of $1.6 million to its landlord, which was collateralized by a $1.6 million bank certificate of deposit at December 31, 2009. During 2010, the Company increased this letter of credit to $3.4 million, in accordance with the provisions of the Tarrytown Lease, and collateralized the letter of credit with cash and marketable debt securities totaling $3.6 million. Such collateral at December 31, 2010 and 2009 has been classified as restricted cash and marketable securities.

     In October 2008, the Company entered into a sublease with sanofi-aventis U.S. Inc. for office space in Bridgewater, New Jersey. The lease commenced in January 2009 and expires in July 2011. The Company also formerly leased additional office space in Tarrytown, New York under operating subleases that ended at various times through September 2009.

     The Company also leases certain laboratory and office equipment under operating and capital leases which expire at various times through 2013.

Commitments under Operating Leases

     The estimated future minimum noncancelable lease commitments under operating leases were as follows:

December 31,	Facilities	Equipment	Total
2011	$6,098	$225	$6,323
2012	5,468	118	5,586
2013	6,617	24	6,641
2014	6,733		6,733
2015	6,866		6,866
Thereafter	64,196		64,196
	$95,978	$367	$96,345

     Rent expense under operating leases was:

Year Ending December 31,	Facilities	Equipment	Total
2010	$7,301	$335	$7,636
2009	7,722	395	8,117
2008	6,530	416	6,946

     In addition to its rent expense for various facilities, the Company paid rental charges for utilities, real estate taxes, and operating expenses of $10.3 million, $8.4 million, and $8.4 million for the years ended December 31, 2010, 2009, and 2008, respectively.

REGENERON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

Commitments under Capital Leases

     In 2010, the Company entered into capital leases in connection with acquisitions of new equipment. The lease obligations are collateralized with marketable debt securities totaling $3.5 million; such collateral has been classified as restricted cash and marketable securities at December 31, 2010.

     The estimated future minimum noncancelable lease commitments under capital leases were as follows:

December 31,	Equipment
2011	$1,137
2012	1,135
2013	995
Total minimum lease payments	3,267
Less: amount representing interest	(438)
$2,829

     At the end of the lease term, the Company is required to purchase the leased equipment for a nominal amount defined in the lease agreement. At December 31, 2010, capital lease obligations totaling $2.8 million were included in other liabilities. There were no capital lease obligations at December 31, 2009. As of December 31, 2010, the Company had $0.7 million of financing available under a capital equipment lease line.

Facility Lease Obligations

     As described above, in connection with the application of FASB authoritative guidance to the Company’s lease of office and laboratory facilities in Buildings A and B, the Company capitalized the landlord’s costs of constructing the new facilities, which totaled $58.4 million as of December 31, 2010, and recognized a corresponding facility lease obligation of $58.4 million. The Company also recognized, as additional facility lease obligation, reimbursements totaling $56.9 million from the Company’s landlord during 2010 and 2009 for tenant improvement costs that the Company incurred since, under FASB authoritative guidance, such payments that the Company receives from its landlord are deemed to be a financing obligation. Monthly lease payments on these facilities are allocated between the land element of the lease (which is accounted for as an operating lease) and the facility lease obligation, based on the estimated relative fair values of the land and buildings. The imputed interest rate applicable to the facility lease obligation is approximately 11%. The new facilities were placed in service by the Company in September 2009. For the years ended December 31, 2010 and 2009, the Company recognized in its statement of operations $9.1 million and $2.3 million, respectively, of interest expense in connection with the facility lease obligation. At December 31, 2010 and 2009, the facility lease obligation balance in connection with Buildings A and B was $113.7 million and $81.0 million, respectively.

     In addition, as described above, in December 2009, the Company amended its December 2006 agreement to lease additional new laboratory and office facilities in Building C that is under construction. In connection with the application of FASB authoritative guidance to the Company’s lease of these additional new facilities, the Company is deemed, in substance, to be the owner of the landlord’s building, and the landlord’s costs of constructing Building C is required to be capitalized on the Company’s books as a non-cash transaction, offset by a corresponding lease obligation on the Company’s balance sheet. As of December 31, 2010, the Company capitalized $27.8 million of the landlord’s costs of constructing Building C, and recognized a corresponding facility lease obligation of $27.8 million. The Company also recognized, as additional facility lease obligation, reimbursements totaling $14.2 million from the Company’s landlord during 2010 for tenant improvement costs that the Company incurred since, under FASB authoritative guidance, such payments that the Company receives from its landlord are deemed to be a financing obligation. Monthly lease payments on these facilities will commence in January 2011. Rent expense in connection with the land element of these additional facilities, which is accounted for as an operating lease, commenced in December 2009 and is recorded as a deferred liability until lease payments commence in January 2011. In addition, interest expense is imputed at a rate of approximately 9%, and is capitalized and deferred in connection with this facility lease obligation. At December 31, 2010 and 2009, the facility lease obligation balance in connection with Building C was $46.4 million and $28.0 million, respectively.

REGENERON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

     The estimated future minimum noncancelable commitments under these facility lease obligations, as of December 31, 2010, were as follows:

December 31,	Buildings A and B	Building C	Total
2011	$11,347	$2,468	$13,815
2012	12,603	2,767	15,370
2013	12,843	4,285	17,128
2014	13,090	4,403	17,493
2015	13,343	4,524	17,867
Thereafter	124,515	43,783	168,298
	$187,741	$62,230	$249,971

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

     Certain agreements under which the Company is required to pay fees permit the Company, upon 30 to 90-day written notice, to terminate such agreements. With respect to payments associated with these agreements, the Company incurred expenses of $1.6 million, $2.8 million, and $3.5 million for the years ended December 31, 2010, 2009, and 2008, respectively.

     In connection with the Company’s receipt of marketing approval from the FDA for ARCALYST® for the treatment of CAPS, in 2008, the Company commenced paying royalties under various licensing agreements based on ARCALYST® net product sales. For the years ended December 31, 2010, 2009, and 2008, ARCALYST® royalties totaled $1.7 million, $1.5 million, and $0.6 million, respectively, and are included in cost of goods sold.

     In July 2008, the Company and Cellectis S.A. (“Cellectis”) entered into an Amended and Restated Non-Exclusive License Agreement (the “Cellectis Agreement”). The Cellectis Agreement resolved a dispute between the parties related to the interpretation of a license agreement entered into by the parties in December 2003 pursuant to which the Company licensed certain patents and patent applications from Cellectis. Pursuant to the Cellectis Agreement, in July 2008, the Company made a non-refundable $12.5 million payment to Cellectis (the “Cellectis Payment”) and agreed to pay Cellectis a low single-digit royalty based on revenue received by the Company from any future licenses or sales of the Company’s VelociGene® or VelocImmune® products and services. No royalties are payable to Cellectis with respect to the Company’s VelocImmune® license agreements with AstraZeneca and Astellas or the Company’s antibody collaboration with sanofi-aventis. Moreover, no royalties are payable to Cellectis on any revenue from commercial sales of antibodies from the Company’s VelocImmune® technology.

     The Company began amortizing the Cellectis Payment in the second quarter of 2008 in proportion to past and future anticipated revenues under the Company’s license agreements with AstraZeneca and Astellas and the Discovery and Preclinical Development Agreement under the Company’s antibody collaboration with sanofi-aventis (as amended in November 2009). In 2010, 2009, and 2008, the Company recognized $0.9 million, $2.3 million, and $2.7 million, respectively, of expense in connection with the Cellectis Payment. At December 31, 2010 and 2009, the unamortized balance of the Cellectis Payment, which was included in other assets, was $6.6 million and $7.6 million, respectively. The Company estimates that it will recognize expense of $1.0 million in each of 2011, 2012, and 2013, and $0.9 million in each of 2014 and 2015, in connection with the Cellectis Payment.

REGENERON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

12. Stockholders Equity

     The Company’s Restated Certificate of Incorporation provides for the issuance of up to 40 million shares of Class A Stock, par value $0.001 per share, and 160 million shares of Common Stock, par value $0.001 per share. Shares of Class A Stock are convertible, at any time, at the option of the holder into shares of Common Stock on a share-for-share basis. Holders of Class A Stock have rights and privileges identical to Common Stockholders except that each share of Class A is entitled to ten votes per share, while each share of Common Stock is entitled to one vote per share. Class A Stock may only be transferred to specified Permitted Transferees, as defined. Under the Company’s Restated Certificate of Incorporation, the Company’s board of directors is authorized to issue up to 30 million shares of preferred stock, in series, with rights, privileges, and qualifications of each series determined by the board of directors.

     In September 2003, sanofi-aventis purchased 2,799,552 newly issued, unregistered shares of the Company’s Common Stock for $45.0 million. See Note 3.

     In December 2007, sanofi-aventis purchased 12 million newly issued, unregistered shares of the Company’s Common Stock for an aggregate cash price of $312.0 million. As a condition to the closing of this transaction, sanofi-aventis entered into an investor agreement with the Company, which was amended in November 2009. Under the amended investor agreement, sanofi-aventis has three demand rights to require the Company to use all reasonable efforts to conduct a registered underwritten public offering with respect to shares of the Company’s Common Stock beneficially owned by sanofi-aventis immediately after the closing of the transaction. Until the later of the fifth anniversaries of the expiration or earlier termination of the License and Collaboration Agreement, as amended in 2009, under the Company’s antibody collaboration with sanofi-aventis (see Note 3) and the Company’s collaboration agreement with sanofi-aventis for the development and commercialization of aflibercept (see Note 3), sanofi-aventis will be bound by certain “standstill” provisions. These provisions include an agreement not to acquire more than a specified percentage of the outstanding shares of the Company’s Class A Stock and Common Stock. The percentage is currently 25% and will increase to 30% after December 20, 2011. Under the amended investor agreement, sanofi-aventis has also agreed not to dispose of any shares of the Company’s Common Stock that were beneficially owned by sanofi-aventis immediately after the closing of the transaction until December 20, 2017, subject to certain limited exceptions. Following December 20, 2017, sanofi-aventis will be permitted to sell shares of the Company’s Common Stock (i) in a registered underwritten public offering undertaken pursuant to the demand registration rights granted to sanofi-aventis and described above, subject to the underwriter’s broad distribution of securities sold, (ii) pursuant to Rule 144 under the Securities Act and transactions exempt from registration under the Securities Act, subject to a volume limitation of one million shares of the Company’s Common Stock every three months and a prohibition on selling to beneficial owners, or persons that would become beneficial owners as a result of such sale, of 5% or more of the outstanding shares of the Company’s Common Stock, and (iii) into an issuer tender offer, or a tender offer by a third party that is recommended or not opposed by the Company’s board of directors. Sanofi-aventis has agreed to vote, and cause its affiliates to vote, all shares of the Company’s voting securities they are entitled to vote, at sanofi-aventis’ election, either as recommended by the Company’s board of directors or proportionally with the votes cast by the Company’s other shareholders, except with respect to certain change of control transactions, liquidation or dissolution, stock issuances equal to or exceeding 10% of the then outstanding shares or voting rights of the Company’s Class A Stock and Common Stock, and new equity compensation plans or amendments if not materially consistent with the Company’s historical equity compensation practices. The rights and restrictions under the investor agreement are subject to termination upon the occurrence of certain events.

     In October 2010, the Company completed an underwritten public offering of 6,325,000 shares of Common Stock and received net proceeds of $174.8 million. Sanofi-aventis purchased 1,017,401 shares of Common Stock in this offering.

REGENERON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

13. Long-Term Incentive Plans

     During 2000, the Company established the Regeneron Pharmaceuticals, Inc. 2000 Long-Term Incentive Plan which, as amended and restated (the “2000 Incentive Plan”), provides for the issuance of up to 29,307,016 shares of Common Stock in respect of awards. Employees of the Company, including officers, and nonemployees, including consultants and nonemployee members of the Company’s board of directors, (collectively, “Participants”) may receive awards as determined by a committee of independent directors (“Committee”). The awards that may be made under the 2000 Incentive Plan include: (a) Incentive Stock Options (“ISOs”) and Nonqualified Stock Options, (b) shares of Restricted Stock, (c) shares of Phantom Stock, (d) Stock Bonuses, and (e) Other Awards.

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

     The 2000 Incentive Plan contains provisions that allow for the Committee to provide for the immediate vesting of awards upon a change in control of the Company, as defined in the plan.

     As of December 31, 2010, there were 434,564 shares available for future grants under the 2000 Incentive Plan.

    During 1990, the Company established the 1990 Incentive Plan which, as amended, provided for a maximum of 6,900,000 shares of Common Stock in respect of awards. Employees of the Company, including officers, and nonemployees, including consultants and nonemployee members of the Company’s board of directors, received awards as determined by a committee of independent directors. Under the provisions of the 1990 Incentive Plan, there will be no future awards from the plan. Awards under the 1990 Incentive Plan consisted of Incentive Stock Options and Nonqualified Stock Options which generally vested on a pro rata basis over a three or five year period and had a term of ten years.

REGENERON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

a. Stock Options

     Transactions involving stock option awards during 2010 under the 1990 and 2000 Incentive Plans are summarized in the table below.

			Weighted-
			Average
			Remaining
			Contractual	Intrinsic
	Number of	Weighted-Average	Term	Value
Stock Options:	Shares	Exercise Price	(in years)	(in thousands)
Outstanding at December 31, 2009	21,788,755	$18.45
2010: Granted	4,319,856	$29.43
Forfeited	(183,252)	$20.22
Expired	(887,281)	$38.63
Exercised	(1,675,830)	$15.24
Outstanding at December 31, 2010	23,362,248	$19.93	6.47	$308,766
Vested and expected to vest at December 31, 2010	22,803,097	$19.81	6.38	$304,116
Exercisable at December 31, 2010	12,910,390	$17.54	4.91	$201,662

     The Company satisfies stock option exercises with newly issued shares of the Company’s Common Stock. The total intrinsic value of stock options exercised during 2010, 2009, and 2008 was $21.4 million, $13.2 million, and $11.9 million, respectively. The intrinsic value represents the amount by which the market price of the underlying stock exceeds the exercise price of an option.

     The Company grants stock options with exercise prices that are equal to or greater than the average market price of the Company’s Common Stock on the date of grant (“Market Price”). The table below summarizes the weighted-average exercise prices and weighted-average grant-date fair values of options issued during the years ended December 31, 2010, 2009, and 2008. The fair value of each option granted under the 2000 Incentive Plan during 2010, 2009, and 2008 was estimated on the date of grant using the Black-Scholes option-pricing model.

		Weighted-	Weighted-
	Number of	Average Exercise	Average Fair
	Options Granted	Price	Value
2010:
Exercise price equal to Market Price	4,319,856	$29.43	$13.36
2009:
Exercise price equal to Market Price	3,490,560	$20.69	$10.89
2008:
Exercise price equal to Market Price	4,126,600	$17.38	$8.45

     For the years ended December 31, 2010, 2009, and 2008, $29.4 million, $27.4 million, and $30.3 million, respectively, of non-cash stock-based compensation expense related to non-performance based stock option awards was recognized in operating expenses. As of December 31, 2010, there was $57.5 million of stock-based compensation cost related to outstanding non-performance based stock options, net of estimated forfeitures, which had not yet been recognized in operating expenses. The Company expects to recognize this compensation cost over a weighted-average period of 1.8 years.

     In addition, there were 2,486,510 performance-based options which were unvested as of December 31, 2010 of which, subject to the optionee satisfying certain service conditions, 664,760 options that were issued in 2005 would vest upon achieving certain defined sales targets for the Company’s products and 1,821,750 options that were issued in 2008, 2009, and 2010 would vest upon achieving certain development milestones for the Company’s product candidates. In light of the status of the Company’s development programs at December 31, 2010, the Company estimates that all of the performance-based options issued in 2008, 2009, and 2010 will vest since the Company

REGENERON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

considers these options’ performance conditions to be probable of attainment. Principally as a result, in 2010, the Company recognized $8.1 million of non-cash stock-based compensation expense related to these performance options. In light of the status of the Company’s development programs at December 31, 2009, the Company estimated that approximately two-thirds of the performance-based options issued in 2008 and 2009 would vest; therefore, in 2009, the Company recognized $1.7 million of non-cash stock-based compensation expense, related to these performance-based options. As of December 31, 2010, there was $17.6 million of stock-based compensation cost which had not yet been recognized in operating expenses related to the performance-based options that the Company currently estimates will vest. The Company expects to recognize this compensation cost over a weighted-average period of 2 years. In addition, potential compensation cost of $2.5 million related to the performance options issued in 2005, whose performance conditions (based on current facts and circumstances) are not currently considered by the Company to be probable of attainment, will begin to be recognized only if, and when, the Company estimates that it is probable that these options will vest. The Company’s estimates of the number of performance-based options that will vest will be revised, if necessary, in subsequent periods. Changes in these estimates may materially affect the amount of stock-based compensation recognized in future periods related to performance-based options.

Fair value Assumptions:

     The following table summarizes the weighted average values of the assumptions used in computing the fair value of option grants during 2010, 2009, and 2008.

	2010	2009	2008
Expected volatility	47%	54%	53%
Expected lives from grant date	5.6 years	5.9 years	5.5 years
Expected dividend yield	0%	0%	0%
Risk-free interest rate	2.11%	2.87%	1.73%

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

b. Restricted Stock

     A summary of the Company’s activity related to Restricted Stock awards for the year ended December 31, 2010 is summarized below:

		Weighted-
		Average
	Number of	Grant Date
Restricted Stock:	Shares	Fair Value
Outstanding at December 31, 2009	500,000	$21.92
2010: Granted	345,000	$30.37
Outstanding at December 31, 2010	845,000	$25.37

     The Company recognized non-cash stock-based employee compensation expense from Restricted Stock awards of $2.4 million, $2.2 million, and $2.2 million in 2010, 2009, and 2008, respectively. As of December 31, 2010, there were 845,000 unvested shares of Restricted Stock outstanding and $14.6 million of stock-based compensation cost related to these unvested shares which had not yet been recognized in operating expenses. The Company expects to recognize this compensation cost over a weighted-average period of 2.4 years.

REGENERON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

14. Executive Stock Purchase Plan

     In 1989, the Company adopted an Executive Stock Purchase Plan (the “Plan”) under which 1,027,500 shares of Class A Stock were reserved for restricted stock awards. The Plan provides for the compensation committee of the board of directors to award employees, directors, consultants, and other individuals (“Plan participants”) who render service to the Company the right to purchase Class A Stock at a price set by the compensation committee. The Plan provides for the vesting of shares as determined by the compensation committee and, should the Company’s relationship with a Plan participant terminate before all shares are vested, unvested shares will be repurchased by the Company at a price per share equal to the original amount paid by the Plan participant. During 1989 and 1990, a total of 983,254 shares were issued, all of which vested as of December 31, 1999. As of December 31, 2010, there were 44,246 shares available for future grants under the Plan.

15. Employee Savings Plan

     In 1993, the Company adopted the provisions of the Regeneron Pharmaceuticals, Inc. 401(k) Savings Plan (the “Savings Plan”). The terms of the Savings Plan provide for employees who have met defined service requirements to participate in the Savings Plan by electing to contribute to the Savings Plan a percentage of their compensation to be set aside to pay their future retirement benefits, as defined. The Savings Plan, as amended and restated, provides for the Company to make discretionary contributions (“Contribution”), as defined. The Company recognized $3.2 million, $2.6 million, and $1.5 million of Contribution expense in 2010, 2009, and 2008, respectively. At December 31, 2010 and 2009, accrued Contribution expense totaled $2.9 million and $2.6 million, respectively. During the first quarter of 2011 and 2010, the Company contributed 91,761 and 111,419 shares, respectively, of Common Stock to the Savings Plan in satisfaction of these obligations.

16. Income Taxes

     For the year ended December 31, 2010, the Company incurred a net loss for tax purposes and recognized a full valuation allowance against deferred taxes. Accordingly, no provision or benefit for income taxes was recorded in 2010.

     For the year ended December 31, 2009, the Company incurred a net loss for tax purposes and recognized a full valuation allowance against deferred taxes. In 2009, the Company recognized a $4.1 million income tax benefit, consisting of (i) $2.7 million resulting from a provision in the Worker, Homeownership, and Business Assistance Act of 2009 that allows the Company to claim a refund of U.S. federal alternative minimum tax (“AMT”) that the Company paid in connection with its 2007 U.S. federal income tax return, as described below, (ii) $0.7 million income tax benefit resulting from a provision in the American Recovery and Reinvestment Act of 2009 that allows the Company to claim a refund for a portion of its unused pre-2006 research tax credits on its 2009 U.S. federal income tax return, and (iii) $0.7 million income tax benefit in connection with the net tax effect of the Company’s unrealized gain on “available-for-sale” marketable securities, which is included in other comprehensive income in 2009.

     For the year ended December 31, 2008, the Company incurred a net loss for tax purposes and recognized a full valuation allowance against deferred taxes. During 2008, the Company implemented a tax planning strategy to utilize net operating loss carry-forwards (which were otherwise due to expire in 2008 through 2012) on its 2007 U.S. federal and New York State income tax returns that were filed in September 2008. The tax planning strategy included electing, for tax purposes only, to capitalize $142.1 million of 2007 research and development (“R&D”) costs and amortize these costs over ten years for tax purposes. By capitalizing these R&D costs, the Company was able to generate taxable income for tax year 2007 and utilize the net operating loss carry-forwards to offset this taxable income. As a result, the Company incurred and paid income tax expense of $3.1 million in 2008, which related to U.S. federal and New York State AMT and included $0.2 million of interest and penalties. This expense was partly offset by the Company’s recognition of a $0.7 million income tax benefit in 2008, resulting from a provision in the Housing Assistance Tax Act of 2008 that allowed the Company to claim a refund for a portion of its unused pre-2006 research tax credits on its 2008 U.S federal income tax return.

REGENERON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

     The tax effect of temporary differences, net operating loss carry-forwards, and research and experimental and other tax credit carry-forwards as of December 31, 2010 and 2009 is as follows:

	2010	2009
Deferred tax assets:
Net operating loss carry-forward	$243,893	$200,266
Fixed assets	13,600	13,833
Deferred revenue	70,443	73,865
Deferred compensation	39,120	29,736
Research and experimental and other tax credit carry-forwards	45,588	22,377
Capitalized research and development costs	38,865	49,107
Other	10,863	10,142
Valuation allowance	(462,372)	(399,326)
	—	—

     The Company’s valuation allowance increased by $63.0 million in 2010, due primarily to increases in the net operating loss carry-forward and tax credit carry-forwards. In 2009, the Company’s valuation allowance increased by $19.0 million, due primarily to the increase in the net operating loss carry-forward.

     The Company is primarily subject to U.S. federal and New York State income tax. The difference between the Company’s effective income tax rate and the U.S federal statutory rate of 35% is primarily attributable to an increase in the deferred tax valuation allowance. Due to the Company’s history of losses, all tax years remain open to examination by U.S. federal and state tax authorities. In January 2011, U.S. federal tax authorities commenced an examination of the Company’s 2007 and 2008 U.S. federal income tax returns.

     As of December 31, 2010 and 2009, the Company had no accruals for interest or penalties related to income tax matters.

     As of December 31, 2010, the Company had available for tax purposes unused net operating loss carry-forwards of $614.9 million which will expire in various years from 2018 to 2030 and included $7.1 million of net operating loss carry-forwards related to exercises of Nonqualified Stock Options and disqualifying dispositions of Incentive Stock Options, the tax benefit from which, if realized, will be credited to additional paid-in capital. The Company’s research and experimental and other tax credit carry-forwards expire in various years from 2011 to 2030. Under the Internal Revenue Code and similar state provisions, substantial changes in the Company’s ownership have resulted in an annual limitation on the amount of net operating loss and tax credit carry-forwards that can be utilized in future years to offset future taxable income. This annual limitation may result in the expiration of net operating losses and tax credit carry-forwards before utilization.

     The following table summarizes the gross amounts of unrecognized tax benefits at the beginning and end of 2010:

2010
Balance as of January 1	$—
Gross increases related to current year tax positions	3,550
Gross increases related to prior year tax positions	9,269
Balance as of December 31	$12,819

     In 2010, the gross increases in unrecognized tax benefits related to prior year tax positions was primarily due to the Company’s calculations of certain pre-2010 tax credits. Due to the amounts of the Company’s net operating loss carry-forward and tax credit carry-forwards, the Company has not accrued interest or penalties related to these unrecognized tax benefits. In addition, unrecognized tax benefits at December 31, 2010, if recognized, would not affect the Company’s effective tax rate since the adjustments to deferred tax assets would be fully offset by

REGENERON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

adjustments to the Company’s valuation allowance. For the years ended December 31, 2009 and 2008, income tax positions that were deemed uncertain under the recognition thresholds and measurement attributes prescribed in FASB authoritative guidance were not significant.

17. Legal Matters

     From time to time, the Company is a party to legal proceedings in the course of the Company’s business. The Company does not expect any such current legal proceedings to have a material adverse effect on the Company’s business or financial condition. Legal costs associated with the Company’s resolution of legal proceedings are expensed as incurred.

     On November 19, 2010, the Company filed a complaint against Genentech, Inc. in the United States District Court for the Southern District of New York seeking a declaratory judgment that no activities relating to VEGF Trap infringe any valid claim of certain Genentech patents. On January 12, 2011, Genentech filed a motion to dismiss the complaint. The motion is currently pending. The Company may initiate similar actions in countries outside the United States.

18. Net Loss Per Share Data

     The Company’s basic net loss per share amounts have been computed by dividing net loss by the weighted average number of Common and Class A shares outstanding. Net loss per share is presented on a combined basis, inclusive of Common Stock and Class A Stock outstanding, as each class of stock has equivalent economic rights. In 2010, 2009, and 2008, the Company reported net losses; therefore, no common stock equivalents were included in the computation of diluted net loss per share since such inclusion would have been antidilutive. The calculations of basic and diluted net loss per share are as follows:

	December 31,
	2010	2009	2008
Net loss (Numerator)	$(104,468)	$(67,830)	$(79,129)
Weighted-average shares, in thousands (Denominator)	82,926	79,782	78,827
Basic and diluted net loss per share	$(1.26)	$(0.85)	$(1.00)

     Shares issuable upon the exercise of options and vesting of restricted stock awards, which have been excluded from the diluted per share amounts because their effect would have been antidilutive, include the following:

	December 31,
	2010	2009	2008
Options:
Weighted average number, in thousands	21,428	20,040	17,598
Weighted average exercise price	$18.80	$17.66	$17.31
Restricted Stock:
Weighted average number, in thousands	526	500	500

19. Statement of Cash Flows

     Supplemental disclosure of noncash investing and financing activities:

     Included in accounts payable and accrued expenses at December 31, 2010, 2009, and 2008 were $10.7 million, $9.8 million, and $7.0 million of accrued capital expenditures, respectively.

REGENERON PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

     Included in accounts payable and accrued expenses at December 31, 2009, 2008, and 2007 were $2.6 million, $1.5 million, and $1.1 million, respectively, of accrued 401(k) Savings Plan contribution expense. During the first quarter of 2010, 2009, and 2008, the Company contributed 111,419, 81,086, and 58,575 shares, respectively, of Common Stock to the 401(k) Savings Plan in satisfaction of these obligations.

     Pursuant to the application of FASB authoritative guidance to the Company’s lease of office and laboratory facilities in Tarrytown, New York (see Note 11a), the Company recognized a facility lease obligation of $0.2 million and $31.7 million during 2010 and 2009, respectively, in connection with capitalizing, on the Company’s books, the landlord’s costs of constructing new facilities that the Company has leased.

     Included in facility lease obligations and property, plant, and equipment at December 31, 2010 was $3.7 million of capitalized and deferred interest for the year ended December 31, 2010, as the related facilities being leased by the Company are currently under construction and lease payments on these facilities do not commence until January 2011.

     The Company incurred capital lease obligations of $2.9 million during 2010 in connection with acquisitions of new equipment.

     Included in other assets at December 31, 2010 and 2009 was $0.2 million and $0.7 million, respectively, due to the Company in connection with employee exercises of stock options in December 2010.

     Included in marketable securities at December 31, 2010, 2009, and 2008 were $1.4 million, $0.6 million, and $1.7 million of accrued interest income, respectively.

20. Unaudited Quarterly Results

     Summarized quarterly financial data for the years ended December 31, 2010 and 2009 are set forth in the following tables.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	Ended	Ended	Ended	Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
	(Unaudited)
Revenues	$103,534	$115,886	$105,979	$133,675
Net loss	(30,522)	(25,474)	(33,875)	(14,597)
Net loss per share, basic and diluted:	$(0.38)	$(0.31)	$(0.41)	$(0.17)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	Ended	Ended	Ended	Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
	(Unaudited)
Revenues	$74,981	$90,032	$117,455	$96,800
Net loss	(15,388)	(14,938)	(1,015)	(36,489)
Net loss per share, basic and diluted:	$(0.19)	$(0.19)	$(0.01)	$(0.46)