Form 10-Q
period 2012-06-30
REGENERON PHARMACEUTICALS INC
filed 2012-07-25
CIK 872589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	June 30, 2012

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number	0-19034

REGENERON PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

New York	13-3444607
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

777 Old Saw Mill River Road
Tarrytown, New York	10591-6707
(Address of principal executive offices)	(Zip Code)

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
Large accelerated filer	X		Accelerated filer ____
Non-accelerated filer ____		(Do not check if a smaller reporting company)	Smaller reporting company ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	No	X

Number of shares outstanding of each of the registrant’s classes of common stock as of July 13, 2012:
Class of Common Stock	Number of Shares
Class A Stock, $0.001 par value	2,089,512
Common Stock, $0.001 par value	93,955,110

REGENERON PHARMACEUTICALS, INC.
Table of Contents
June 30, 2012

"ARCALYST®", "EYLEA®", "ZALTRAP®”, “VelocImmune®”, “VelociGene®”, ”VelociMouse®”, “VelociMab®”, and “VelociSuiteTM” are trademarks of Regeneron Pharmaceuticals, Inc. All other trademarks in this Form 10-Q are the property of their respective owners.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

REGENERON PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS (Unaudited)
(In thousands, except share data)

	June 30,	December 31,
ASSETS	2012	2011
Current assets:
Cash and cash equivalents	$171,943	$483,610
Marketable securities	129,079	43,332
Accounts receivable - trade, net	349,645	28,254
Accounts receivable from Sanofi	85,735	74,781
Prepaid expenses and other current assets	32,791	22,898
Total current assets	769,193	652,875

Restricted cash and marketable securities	8,141	7,721
Marketable securities	288,321	275,887
Property, plant, and equipment, at cost, net of accumulated
depreciation and amortization	372,278	367,955
Other assets	19,567	19,145
Total assets	$1,457,500	$1,323,583

LIABILITIES and STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$126,768	$95,625
Deferred revenue from Sanofi, current portion	21,790	20,011
Deferred revenue - other, current portion	33,479	31,629
Facility lease obligations, current portion	1,183	1,006
Total current liabilities	183,220	148,271

Deferred revenue from Sanofi	78,281	86,017
Deferred revenue - other	149,031	162,593
Facility lease obligations	159,558	159,508
Convertible senior notes	285,491	275,019
Other long term liabilities	7,262	6,443
Total liabilities	862,843	837,851

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value; 30,000,000 shares authorized; issued and outstanding - none
Class A Stock, convertible, $.001 par value; 40,000,000 shares authorized;
shares issued and outstanding - 2,089,512 at June 30, 2012 and 2,109,512 at December 31, 2011	2	2
Common Stock, $.001 par value; 160,000,000 shares authorized;
shares issued and outstanding - 93,941,788 at June 30, 2012 and 90,692,071 at December 31, 2011	94	91
Additional paid-in capital	1,775,861	1,754,824
Accumulated deficit	(1,178,929)	(1,267,323)
Accumulated other comprehensive loss	(2,371)	(1,862)
Total stockholders' equity	594,657	485,732
Total liabilities and stockholders' equity	$1,457,500	$1,323,583

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Unaudited)
(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Condensed Statements of Operations
Revenues:
Net product sales	$199,519	$5,039	$327,450	$9,466
Sanofi collaboration revenue	88,988	84,446	173,993	169,775
Bayer HealthCare collaboration revenue	9,124	11,123	21,607	23,604
Technology licensing	5,893	5,228	11,786	13,073
Contract research and other	875	1,974	1,352	4,096
	304,399	107,810	536,188	220,014

Expenses:
Research and development	147,373	143,149	286,235	272,541
Selling, general, and administrative	47,705	24,585	106,133	47,996
Cost of goods sold	21,843	395	34,141	777
	216,921	168,129	426,509	321,314

Income (loss) from operations	87,478	(60,319)	109,679	(101,300)

Other income (expense):
Investment income	501	998	1,111	2,035
Interest expense	(11,236)	(4,047)	(22,396)	(7,766)
	(10,735)	(3,049)	(21,285)	(5,731)

Net income (loss) before income tax benefit	76,743	(63,368)	88,394	(107,031)

Income tax benefit		863		1,079

Net income (loss)	$76,743	$(62,505)	$88,394	$(105,952)

Net income (loss) per share - basic	$0.81	$(0.69)	$0.94	$(1.18)
Net income (loss) per share - diluted	$0.70	$(0.69)	$0.81	$(1.18)

Weighted average shares outstanding - basic	94,589	90,436	94,017	89,799
Weighted average shares outstanding - diluted	110,167	90,436	108,998	89,799

Condensed Statements of Comprehensive Income (Loss)
Net income (loss)	$76,743	$(62,505)	$88,394	$(105,952)
Other comprehensive income (loss):
Unrealized (loss) gain on marketable securities, net of tax	(1,034)	1,271	(509)	1,587
Comprehensive income (loss)	$75,709	$(61,234)	$87,885	$(104,365)

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
For the six months ended June 30, 2012 and 2011
(In thousands)

							Accumulated
					Additional		Other	Total
	Class A Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance, December 31, 2011	2,109	$2	90,692	$91	$1,754,824	$(1,267,323)	$(1,862)	$485,732
Issuance of Common Stock in connection with exercise
of stock options			3,234	3	39,631			39,634
Common Stock tendered upon exercise of stock options
in connection with employee tax obligations			(568)		(61,444)			(61,444)
Issuance of Common Stock in connection with Company
401(k) Savings Plan contribution			64
Issuance of restricted Common Stock under Long-Term
Incentive Plan			500
Conversion of Class A Stock to Common Stock	(20)		20
Stock-based compensation charges					42,850			42,850
Net income						88,394		88,394
Other comprehensive loss							(509)	(509)
Balance, June 30, 2012	2,089	$2	93,942	$94	$1,775,861	$(1,178,929)	$(2,371)	$594,657

Balance, December 31, 2010	2,182	$2	87,238	$87	$1,575,780	$(1,045,563)	$(2,491)	$527,815
Issuance of Common Stock in connection with exercise
of stock options			2,127	2	28,501			28,503
Common Stock tendered upon exercise of stock options
in connection with employee tax obligations			(101)		(4,709)			(4,709)
Issuance of Common Stock in connection with Company
401(k) Savings Plan contribution			92		3,405			3,405
Issuance of restricted Common Stock under Long-Term
Incentive Plan			5
Conversion of Class A to Common Stock	(55)		55
Stock-based compensation charges					27,385			27,385
Net loss						(105,952)		(105,952)
Other comprehensive income, net of tax							1,587	1,587
Balance, June 30, 2011	2,127	$2	89,416	$89	$1,630,362	$(1,151,515)	$(904)	$478,034

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six months ended June 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$88,394	$(105,952)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization	17,833	14,880
Non-cash compensation expense	42,850	27,197
Other non-cash charges and expenses, net	13,373	832
Changes in assets and liabilities:
Increase in Sanofi and trade accounts receivable	(332,345)	(1,138)
(Increase) decrease in prepaid expenses and other assets	(10,643)	1,528
Decrease in deferred revenue	(17,669)	(20,554)
Increase in accounts payable, accrued expenses, and other liabilities	32,789	38,577
Total adjustments	(253,812)	61,322
Net cash used in operating activities	(165,418)	(44,630)

Cash flows from investing activities:
Purchases of marketable securities	(270,907)	(15,638)
Sales or maturities of marketable securities	171,881	216,631
Increase in restricted cash and marketable securities	(469)	(681)
Capital expenditures	(23,927)	(37,030)
Net cash (used in) provided by investing activities	(123,422)	163,282

Cash flows from financing activities:
Payments in connection with facility and capital lease obligations	(1,014)	(704)
Net proceeds from issuances of Common Stock	39,631	28,501
Payments in connection with Common Stock tendered for employee tax obligations	(61,444)	(4,709)
Net cash (used in) provided by financing activities	(22,827)	23,088

Net (decrease) increase in cash and cash equivalents	(311,667)	141,740

Cash and cash equivalents at beginning of period	483,610	112,572

Cash and cash equivalents at end of period	$171,943	$254,312

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

2. Product Revenue

     In November 2011, the Company received marketing approval from the U.S. Food and Drug Administration (“FDA”) for EYLEA® (aflibercept) Injection for the treatment of neovascular wet age-related macular degeneration (“wet AMD”). EYLEA net product sales totaled $194.0 million and $317.5 million for the three and six months ended June 30, 2012, respectively.

     In February 2008, the Company received marketing approval from the FDA for ARCALYST® Injection for Subcutaneous Use for the treatment of Cryopyrin-Associated Periodic Syndromes (“CAPS”). ARCALYST net product sales totaled $5.5 million and $5.0 million for the three months ended June 30, 2012 and 2011, respectively, and $9.9 million and $9.5 million for the six months ended June 30, 2012 and 2011, respectively.

     The Company sells EYLEA in the United States to three distributors and several specialty pharmacies. The Company sells ARCALYST in the United States to two specialty pharmacies. Under these distribution models, the distributors and specialty pharmacies (collectively, the Company’s “customers”) generally take physical delivery of product. For EYLEA, the distributors and specialty pharmacies generally sell the product directly to healthcare providers; whereas for ARCALYST, the specialty pharmacies sell the product directly to patients. The Company records revenue from product sales upon delivery to its customers. For both the three and six months ended June 30, 2012, the Company recorded 79% of its gross product revenue from sales to Besse Medical, a subsidiary of AmerisourceBergen Corporation.

     Revenue from product sales are recorded net of applicable provisions for prompt pay discounts, rebates and chargebacks under governmental programs (including Medicaid), product returns, distribution-related fees, and other sales-related deductions. The following table summarizes the provisions, and credits/payments, for government rebates and chargebacks, distribution-related fees, and other sales-related deductions; such amounts were not material as of and for the six months ended June 30, 2011.

		Distribution-	Other Sales-
	Rebates &	Related	Related
	Chargebacks	Fees	Deductions	Total
Balance as of December 31, 2011	$585	$1,451	$182	$2,218
Provision related to current period sales	6,152	17,917	2,407	26,476
Credits/payments	(1,957)	(8,314)	(1,093)	(11,364)
Balance as of June 30, 2012	$4,780	$11,054	$1,496	$17,330

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)

3. Per Share Data

     The Company’s basic net income (loss) per share amounts have been computed by dividing net income (loss) by the weighted average number of shares of Common Stock and Class A Stock outstanding. Net income (loss) per share is presented on a combined basis, inclusive of Common Stock and Class A Stock outstanding, as each class of stock has equivalent economic rights. Diluted net income per share is based on the weighted average number of shares of Common Stock and Class A Stock outstanding plus additional weighted average common stock equivalent shares outstanding during the period when the effect is dilutive. For the three and six months ended June 30, 2011, the Company reported a net loss; therefore, no common stock equivalents were included in the computation of diluted net loss per share for this period, since such inclusion would have been antidilutive. The calculations of basic and diluted net income (loss) per share are as follows:

	Three Months Ended June 30,
	2012	2011
Numerator
Net income (loss) - basic and diluted	$76,743	$(62,505)

Denominator (in thousands)
Weighted average shares - basic	94,589	90,436
Effect of dilutive securities:
Stock options	14,055
Restricted stock	692
Warrants	831
Dilutive potential shares	15,578
Weighted average shares - diluted	110,167	90,436

Net income (loss) per share - basic	$0.81	$(0.69)
Net income (loss) per share - diluted	$0.70	$(0.69)

	Six Months Ended June 30,
	2012	2011
Numerator
Net income (loss) - basic and diluted	$88,394	$(105,952)

Denominator (in thousands)
Weighted average shares - basic	94,017	89,799
Effect of dilutive securities:
Stock options	13,964
Restricted stock	676
Warrants	341
Dilutive potential shares	14,981
Weighted average shares - diluted	108,998	89,799

Net income (loss) per share - basic	$0.94	$(1.18)
Net income (loss) per share - diluted	$0.81	$(1.18)

     Shares issuable upon the exercise of stock options and warrants, vesting of restricted stock awards, and conversion of convertible senior notes, which have been excluded from the June 30, 2012 and 2011 diluted per share amounts because their effect would have been antidilutive, include the following:

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)

	Three Months Ended June 30,
	2012	2011
Stock options:
Weighted average number, in thousands	89	20,967
Weighted average exercise price	$124.64	$20.71

Restricted stock:
Weighted average number, in thousands		846

Convertible senior notes:
Weighted average number, in thousands	4,761

Warrants:
Weighted average number, in thousands	3,930

	Six Months Ended June 30,
	2012	2011
Stock options:
Weighted average number, in thousands	47	21,668
Weighted average exercise price	$123.29	$20.48

Restricted stock:
Weighted average number, in thousands	11	846

Convertible senior notes:
Weighted average number, in thousands	4,761

Warrants:
Weighted average number, in thousands	4,420

4. Statement of Cash Flows

     Supplemental disclosure of noncash investing and financing activities:

     Included in accounts payable and accrued expenses at June 30, 2012 and December 31, 2011 were $5.9 million and $6.2 million, respectively, of accrued capital expenditures. Included in accounts payable and accrued expenses at June 30, 2011 and December 31, 2010 were $3.4 million and $10.7 million, respectively, of accrued capital expenditures. In addition, during the six months ended June 30, 2012, the Company incurred non-cash charges of $1.5 million in connection with disposals and retirements of fixed assets.

     Included in marketable securities at June 30, 2012 and December 31, 2011 were $0.9 million and $0.7 million, respectively, of accrued interest income. Included in marketable securities at June 30, 2011 and December 31, 2010 were $0.8 million and $1.4 million, respectively, of accrued interest income.

5. Marketable Securities

     Marketable securities at June 30, 2012 and December 31, 2011 consisted of debt securities, as detailed below, and equity securities. The aggregate fair value of the equity securities was $2.4 million and $3.0 million at June 30, 2012 and December 31, 2011, respectively, and the aggregate cost basis was $4.0 million at both June 30, 2012 and December 31, 2011. The Company also held restricted marketable securities at both June 30, 2012 and December 31, 2011, which consisted of debt securities, as detailed below, that collateralize letters of credit and lease obligations.

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)

     The following tables summarize the amortized cost basis of debt securities included in marketable securities, the aggregate fair value of those securities, and gross unrealized gains and losses on those securities at June 30, 2012 and December 31, 2011. The Company classifies its debt securities, other than mortgage-backed securities, based on their contractual maturity dates. Maturities of mortgage-backed securities have been estimated based primarily on repayment characteristics and experience of the senior tranches that the Company holds. The debt securities listed at June 30, 2012, excluding mortgage-backed securities, mature at various dates through June 2015. The mortgage-backed securities listed at June 30, 2012 mature at various dates through December 2019.

	Amortized	Fair	Unrealized
At June 30, 2012	Cost Basis	Value	Gains	(Losses)	Net
Unrestricted
Maturities within one year:
U.S. government obligations	$65,959	$66,025	$78	$(12)	$66
U.S. government guaranteed corporate bonds	50,635	50,654	23	(4)	19
Municipal bonds	12,385	12,386	1		1
	128,979	129,065	102	(16)	86

Maturities after one year through five years:
U.S. government obligations	285,363	285,763	437	(37)	400
Mortgage-backed securities	102	29		(73)	(73)
	285,465	285,792	437	(110)	327

Maturities after five years through ten years:
Mortgage-backed securities	161	88		(73)	(73)
	414,605	414,945	539	(199)	340

Restricted
Maturities within one year:
U.S. government obligations	3,847	3,853	6		6

Maturities after one year through five years:
U.S. government obligations	4,187	4,191	7	(3)	4
	8,034	8,044	13	(3)	10

	$422,639	$422,989	$552	$(202)	$350

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)

	Amortized	Fair	Unrealized
At December 31, 2011	Cost Basis	Value	Gains	(Losses)	Net
Unrestricted
Maturities within one year:
U.S. government obligations	$12,025	$12,067	$42		$42
U.S. government guaranteed corporate bonds	15,263	15,316	53		53
U.S. government guaranteed collateralized mortgage obligations	623	622		$(1)	(1)
Municipal bonds	15,314	15,326	13	(1)	12
	43,225	43,331	108	(2)	106

Maturities after one year through five years:
U.S. government obligations	272,433	272,752	400	(81)	319
Mortgage-backed securities	104	28		(76)	(76)
	272,537	272,780	400	(157)	243

Maturities after five years through ten years:
Mortgage-backed securities	164	87		(77)	(77)
	315,926	316,198	508	(236)	272

Restricted
Maturities within one year:
U.S. government obligations	3,347	3,357	10		10

Maturities after one year through five years:
U.S. government obligations	2,572	2,583	11		11
	5,919	5,940	21		21

	$321,845	$322,138	$529	$(236)	$293

     At June 30, 2012 and December 31, 2011, marketable securities included an additional unrealized loss of $1.6 million and $1.0 million, respectively, related to one equity security in the Company’s marketable securities portfolio.

     The following table shows the fair value of the Company’s marketable securities that have unrealized losses and that are deemed to be only temporarily impaired, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at June 30, 2012 and December 31, 2011.

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)

	Less than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
At June 30, 2012	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Unrestricted
U.S. government obligations	$89,055	$(49)			$89,055	$(49)
U.S. government guaranteed corporate bonds	24,969	(4)			24,969	(4)
Equity security	2,455	(1,589)			2,455	(1,589)
Mortgage-backed securities			$117	$(146)	117	(146)
	116,479	(1,642)	117	(146)	116,596	(1,788)

Restricted
U.S. government obligations	2,413	(3)			2,413	(3)
	2,413	(3)			2,413	(3)

	$118,892	$(1,645)	$117	$(146)	$119,009	$(1,791)

At December 31, 2011
Unrestricted
U.S. government obligations	$103,529	$(81)			$103,529	$(81)
U.S. government guaranteed collateralized mortgage obligations	623	(1)			623	(1)
Municipal bonds	4,603	(1)			4,603	(1)
Equity security	3,019	(1,025)			3,019	(1,025)
Mortgage-backed securities			$116	$(152)	116	(152)
	$111,774	$(1,108)	$116	$(152)	$111,890	$(1,260)

     Realized gains and losses are included as a component of investment income. For the three and six months ended June 30, 2012 and 2011, total realized gains and losses on sales of marketable securities were not material.

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)

6. Fair Value Measurements

     The Company’s assets that are measured at fair value on a recurring basis, at June 30, 2012 and December 31, 2011, were as follows:

		Fair Value Measurements at Reporting Date Using
At June 30, 2012	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Unrestricted
Available-for-sale marketable securities:
U.S. government obligations	$351,788		$351,788
U.S. government guaranteed
corporate bonds	50,654		50,654
Municipal bonds	12,386		12,386
Mortgage-backed securities	117		117
Equity security	2,455	$2,455
	417,400	2,455	414,945

Restricted
Available-for-sale marketable securities:
U.S. government obligations	8,044		8,044

	$425,444	$2,455	$422,989

At December 31, 2011
Unrestricted
Available-for-sale marketable securities:
U.S. government obligations	$284,819		$284,819
U.S. government guaranteed
corporate bonds	15,316		15,316
U.S. government guaranteed
collateralized mortgage
obligations	622		622
Municipal bonds	15,326		15,326
Mortgage-backed securities	115		115
Equity security	3,019	$3,019
	319,217	3,019	316,198

Restricted
Available-for-sale marketable securities:
U.S. government obligations	5,940		5,940
	$325,157	$3,019	$322,138

     Marketable securities included in Level 2 were valued using a market approach utilizing prices and other relevant information, such as interest rates, yield curves, prepayment speeds, loss severities, credit risks and default rates, generated by market transactions involving identical or comparable assets. The Company considers market liquidity in determining the fair value for these securities. The Company did not record any charges for other-than-temporary impairment of its Level 2 marketable securities during the three and six months ended June 30, 2012 and 2011.

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)

     The Company holds one Level 3 marketable security, which had a fair value of $0 at June 30, 2012 and December 31, 2011. This Level 3 security was valued using information provided by the Company’s investment advisors and other sources, including quoted bid prices which took into consideration the security’s lack of liquidity. There were no purchases, sales, or maturities of Level 3 marketable securities and no unrealized gains or losses related to Level 3 marketable securities for the three months and six months ended June 30, 2012 and 2011. There were no transfers of marketable securities between Levels 1, 2, or 3 classifications during the three and six months ended June 30, 2012 and 2011.

     As of June 30, 2012, the Company had $400.0 million in aggregate principal amount of 1.875% convertible senior notes that will mature on October 1, 2016 unless earlier converted or repurchased. The fair value of the outstanding convertible senior notes was estimated to be $605.8 million as of June 30, 2012, and was determined based on quoted market rates.

7. Inventory

     Inventories as of June 30, 2012 and December 31, 2011 consist of the following:

	June 30,	December 31,
	2012	2011
Raw materials	$6,975	$4,666
Work in process	13,609	10,806
Finished goods	3,841	1,142
	$24,425	$16,614

     At June 30, 2012, $10.5 million of inventories were included in prepaid expenses and other current assets and $13.9 million of inventories were included in other assets. At December 31, 2011, $3.7 million of inventories were included in prepaid expenses and other current assets and $12.9 million of inventories were included in other assets.

     For the three and six months ended June 30, 2012, cost of goods sold included inventory write-downs and reserves totaling $6.5 million and $8.4 million, respectively. For the three and six months ended June 30, 2011, there were no inventory write-downs or reserves included in cost of goods sold.

8. Accounts Payable and Accrued Expenses

     Accounts payable and accrued expenses as of June 30, 2012 and December 31, 2011 consist of the following:

	June 30,	December 31,
	2012	2011
Accounts payable	$25,672	$27,736
Accrued payroll and related costs	35,458	42,835
Accrued clinical trial expense	14,029	9,850
Accrued sales-related deductions and royalties	36,386	3,947
Other accrued expenses and liabilities	15,223	11,257
	$126,768	$95,625

9. Income Taxes

     For the three and six months ended June 30, 2012, income tax expense relating to the Company’s pre-tax income was fully offset by a reversal of a portion of the Company’s valuation allowance. The Company continues to recognize a full valuation allowance against its net operating loss carry-forward and other deferred tax assets since the Company has an extended history of losses.

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)

     For the three and six months ended June 30, 2011, the Company incurred a net loss for tax purposes and recognized a full valuation allowance against deferred tax assets. For the three and six months ended June 30, 2011, the Company recognized an income tax benefit of $0.9 million and $1.1 million, respectively, in connection with the net tax effect of the change in the Company’s unrealized gain/(loss) on “available-for-sale” marketable securities, which is included in other comprehensive income (loss).

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

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)

11. Recently Issued Accounting Standards

Presentation of comprehensive income

     In June and December 2011, the Financial Accounting Standards Board (“FASB”) amended its authoritative guidance on the presentation of comprehensive income. Under the amendments, an entity has the option to present comprehensive income and net income either in a single continuous statement or in two separate but consecutive statements. This amendment, therefore, eliminated the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendment did not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The Company adopted this amended guidance for the fiscal year beginning January 1, 2012. As this guidance relates to presentation only, the adoption of this guidance did not have any other effect on the Company's financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion below contains forward-looking statements that involve risks and uncertainties relating to future events and the future financial performance of Regeneron Pharmaceuticals, Inc., and actual events or results may differ materially from these forward-looking statements. These statements concern, and these risks and uncertainties include, among others, the nature, timing, and possible success and therapeutic applications of EYLEA® and ARCALYST® and our product candidates, potential new indications for marketed products, and research and clinical programs now underway or planned; the likelihood and timing of possible regulatory approval and commercial launch of our late-stage product candidates and new indications for marketed products; determinations by regulatory and administrative governmental authorities which may delay or restrict our ability to continue to develop or commercialize EYLEA and other product and drug candidates and possible new indications for marketed products; the ability for us to manufacture and manage supply chains for multiple products and product candidates; competing drugs that may be superior to EYLEA and our product and drug candidates and possible new indications for marketed products; uncertainty of market acceptance of EYLEA and our product and drug candidates and possible new indications for marketed products; coverage and reimbursement determinations by third-party payers, including Medicare and Medicaid; unforeseen safety issues resulting from the administration of products and product candidates in patients; unanticipated expenses; the costs of developing, producing, and selling products; the ability for us to meet any of our financial projections or guidance and changes to the assumptions underlying those projections or guidance; the potential for any license or collaboration agreement, including our agreements with Sanofi and Bayer HealthCare LLC, to be canceled or terminated without any product success; and risks associated with third-party intellectual property and pending or future litigation relating thereto. These statements are made by us based on management's current beliefs and judgment. In evaluating such statements, shareholders and potential investors should specifically consider the various factors identified under the caption “Risk Factors” which could cause actual events and results to differ materially from those indicated by such forward-looking statements. We do not undertake any obligation to update publicly any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law.

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

     Net product sales of our two marketed products totaled $199.5 million in the second quarter and $327.5 million in the first half of 2012. This contributed to our overall net income of $76.7 million in the second quarter and $88.4 million in the first half of 2012. Our operating results over the next several years will be largely dependent upon our ability to continue to successfully commercialize EYLEA and the market penetration it achieves.

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

Commercial Products:

EYLEA (aflibercept) Injection – wet AMD

     In November 2011, we received U.S. marketing approval from the U.S. Food and Drug Administration (FDA) for EYLEA Injection for the treatment of patients with wet AMD. Net product sales of EYLEA were $194.0 in the second quarter and $317.5 million in the first half of 2012.

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

     We are collaborating with Bayer HealthCare on the global development of EYLEA. In February 2012, Bayer HealthCare received marketing approval in Australia for EYLEA for the treatment of patients with wet AMD, and is expected to launch in the second half of 2012. In June 2012, Bayer HealthCare received marketing approval in Colombia for EYLEA for the treatment of patients with wet AMD, and is expected to launch in the second half of 2012. Bayer HealthCare has also submitted applications for marketing authorization in the European Union, Japan, and other countries for wet AMD, and expects regulatory decisions beginning in the second half of 2012. Bayer HealthCare will market EYLEA outside the United States, where, for countries other than Japan, the companies will share equally the profits from any future sales of EYLEA. We are entitled to a royalty on annual sales of EYLEA in Japan, as described below. We maintain exclusive rights to EYLEA in the United States and are entitled to all profits from any such sales.

ARCALYST – CAPS

     Net product sales of ARCALYST (rilonacept) for the treatment of CAPS were $5.5 million in the second quarter of 2012, compared to $5.0 million in the same quarter of 2011. ARCALYST net product sales in the first half of 2012 were $9.9 million, compared to $9.5 million in the first half of 2011. We do not expect future net product sales of ARCALYST for the treatment of CAPS to be significant.

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

     A study to fulfill a post-marketing requirement by the FDA, RE-VIEW (Rigorous Evaluation of Vision and safety with Intravitreal aflibercept injection dosed Every 8 Weeks over 2 years in wet AMD), will evaluate the effect of EYLEA on corneal endothelium. This study is expected to be initiated in the fourth quarter of 2012.

     In November 2011, we submitted a supplemental Biologics License Application (sBLA) for U.S. regulatory approval of EYLEA in CRVO based on the positive results in the Phase 3 COPERNICUS and GALILEO studies. Under the Prescription Drug User Fee Act (PDUFA), we were granted a target date for an FDA decision on our EYLEA sBLA of September 23, 2012. Bayer HealthCare plans to submit regulatory applications in this indication in Europe in late 2012 or early 2013 and in Japan during the second half of 2012.

     In the second quarter of 2011, we and Bayer HealthCare initiated Phase 3 studies to evaluate the safety and efficacy of EYLEA in DME. We are conducting one of these studies, VISTA-DME, in the United States. Bayer HealthCare is conducting the second study, VIVID-DME, in Europe, Japan, and Australia. Both the VISTA-DME and VIVID-DME trials are fully enrolled. An additional Phase 3 safety study in Japan was initiated in the first quarter of 2012 by Bayer HealthCare (VIVID-Japan). This study anticipates the enrollment of approximately 65 patients and is required for approval in Japan.

     In the first quarter of 2011, we and Bayer HealthCare initiated a Phase 3 trial in Asia in collaboration with the Singapore Eye Research Institute (SERI) investigating the efficacy and safety of EYLEA in patients with CNV of the retina as a result of pathologic myopia. The study will enroll approximately 110 patients.

     In the fourth quarter of 2011, we and Bayer HealthCare initiated a Phase 3 trial in China evaluating the efficacy and safety of EYLEA in neovascular wet AMD (SIGHT). The trial is expected to include approximately 300 patients and will be the largest retinal trial conducted in China. The SIGHT trial is being led by Bayer HealthCare.

     In the second quarter of 2012, we initiated a multinational study of EYLEA in patients with BRVO (VIBRANT). Patients will be treated with either six monthly intravitreal injections of EYLEA 2.0 mg or laser. The primary endpoint of the VIBRANT study is the proportion of patients who gain at least 15 letters in Best Corrected Visual Acuity (BCVA) after six months of treatment as measured by the Early Treatment Diabetic Retinopathy Study (ETDRS) eye chart.

Collaboration with Bayer HealthCare

     In October 2006, we entered into a license and collaboration agreement with Bayer HealthCare for the global development and commercialization outside the United States of EYLEA. Under the agreement, we and Bayer HealthCare collaborate on, and share the costs of, the development of EYLEA through an integrated global plan. Bayer HealthCare will market EYLEA outside the United States, where, for countries other than Japan, the companies will share equally in profits from any future sales of EYLEA. In May 2012, Bayer HealthCare’s Japanese subsidiary, Bayer Yakuhin, Ltd., and Santen Pharmaceutical Co., Ltd. entered into an agreement to co-promote EYLEA in Japan should marketing approval be achieved. In conjunction with this agreement, we and Bayer HealthCare amended our existing global license and collaboration agreement for EYLEA to convert the 50/50 profit share for Japan into a royalty agreement under which we are entitled to receive a tiered royalty of between 33.5% and 40.0% of EYLEA annual net sales in Japan. In certain specified circumstances, the Japan royalty may revert to a profit share arrangement.

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

     Another randomized, double-blind Phase 3 trial (VENICE), evaluated ZALTRAP as a first-line treatment for metastatic androgen-independent prostate cancer in combination with docetaxel/prednisone. In April 2012, we and Sanofi announced that the results from the Phase 3 VENICE trial did not meet the pre-specified criterion of improvement in overall survival. The safety profile was generally consistent with previous studies of ZALTRAP in combination with docetaxel.

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

     Under the ZALTRAP collaboration agreement, as amended, agreed upon worldwide development expenses incurred by both companies during the term of the agreement will be funded by Sanofi. If the collaboration becomes profitable, we will be obligated to reimburse Sanofi out of our share of ZALTRAP profits for 50% of the development expenses that they funded. The reimbursement payment in any quarter will equal 5% of the then outstanding repayment obligation, but never more than our share of the ZALTRAP profits in the quarter unless we elect to reimburse Sanofi at a faster rate. As a result, if ZALTRAP receives regulatory approval for patients previously treated for mCRC, we expect that, initially, our share of any ZALTRAP profits will be diverted to reimburse Sanofi for this repayment obligation.

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

     We conducted a Phase 3 clinical development program with ARCALYST in gout patients initiating uric acid-lowering therapy. The program consisted of three studies: PRE-SURGE 1, PRE-SURGE 2, and RE-SURGE, as well as an ongoing long-term safety study (UPSURGE). Based on the positive results of these studies, we submitted a supplemental BLA for U.S. regulatory approval of ARCALYST for the prevention of gout flares in patients initiating uric acid-lowering therapy. In November 2011, the FDA accepted for review our supplemental BLA. Under PDUFA, we were granted a target date for an FDA decision on the ARCALYST supplemental BLA of July 30, 2012. On May 8, 2012, the Arthritis Advisory Committee of the FDA voted against approval of ARCALYST for the prevention of gout flares in patients initiating uric acid-lowering therapy.

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

     In March 2012, data from the Phase 1 program were published in the New England Journal of Medicine. In addition, data from two Phase 2 trials were presented at the American College of Cardiology (ACC) Annual Meeting, one of which was also published in the Journal of the American College of Cardiology. Study DFI11565, presented at a late-breaking clinical trials session, was a Phase 2 dose-finding clinical trial, and enrolled 183 patients with elevated LDL-C (greater than or equal to 100 mg/dL) despite being on a stable dose of atorvastatin. The objective of the study was to evaluate the effect of adding REGN727 to existing statin therapy. Across the five different dose regimens tested, patients receiving REGN727 for 12 weeks achieved and sustained a mean LDL-C reduction from baseline of 40% to 72%, compared to 5% in patients receiving placebo (p<0.0001). Patients in the study were followed for a total of 20 weeks for safety. The most common adverse events (AEs) with REGN727 were injection site reactions. Serious AEs occurred in one patient receiving placebo and three patients in the active treatment arms, including a patient on active treatment who experienced a skin rash diagnosed as leukocytoclastic vasculitis. Six patients, all on active treatment, prematurely discontinued therapy due to AEs. Muscle complaints were infrequent and similar across all treatment groups. There were no significant elevations in liver enzymes or other lab values in patients on active treatment.

     Data from a second trial, Study DFI11566, were also presented at an oral session of the ACC meeting. The study enrolled patients with primary hypercholesterolemia (heFH) with elevated LDL cholesterol (greater than or equal to 100 mg/dL) who were on a stable low dose of atorvastatin (10 mg). The primary objective of the study was to compare the effect on LDL cholesterol lowering of switching to a high dose of atorvastatin alone (80 mg) versus a high dose of atorvastatin combined with REGN727. Patients who received REGN727 plus atorvastatin 80 mg achieved a mean reduction of 73% in LDL cholesterol, compared to a mean reduction of 17% for patients who switched to atorvastatin 80 mg alone (p<0.001) after eight weeks. The study also included a third arm in which REGN727 was added to the stable low dose of atorvastatin. Patients in this arm achieved a 66% reduction in mean LDL cholesterol. Patients in the study were followed for a total of 16 weeks for safety. In this trial, the most common AE with REGN727 was infection. There was one serious adverse event in the REGN727 plus atorvastatin 80 mg group (dehydration) that was deemed not to be treatment-related.

     Data from a third Phase 2 trial were published online in The Lancet and also presented at the European Atherosclerosis Society Congress (EAS) in May 2012. The trial randomized 77 patients with heFH whose LDL-cholesterol levels remained uncontrolled on statin therapy with or without ezetimibe. Across the four different dosing regimens tested, patients receiving REGN727 for 12 weeks achieved a mean LDL-cholesterol reduction from baseline of 28.9% to 67.9%, compared to 10.7% in patients receiving placebo (p < 0.05). In addition, in the most intense dose regimen tested where the greatest LDL-cholesterol reduction was observed (150 mg every two weeks), 93.8% of patients achieved LDL-cholesterol levels lower than 100 mg/dL (2.59 mmol/L), compared to 13.3% of patients on placebo, and 81.3% reached LDL-cholesterol levels lower than 70 mg/dL (1.81 mmol/L), compared to none on placebo. There were no serious adverse events on active treatment, while a single serious adverse event was recorded for a patient in the placebo group. There were no elevations in liver function tests (LFT) > 3 times the upper limit of normal (ULN) and no cases of elevated creatinine kinase (CK) were reported. The most common adverse event reported was injection-site reaction.

     We, along with Sanofi, initiated a global Phase 3 program (ODYSSEY) for REGN727 in June 2012. This was the first Phase 3 program of an investigational drug targeting PCSK9. The ODYSSEY program will enroll more than 22,000 patients. This includes over ten clinical trials evaluating the effect of REGN727 on lowering LDL cholesterol and an 18,000 patient cardiovascular outcomes (e.g., heart attacks, stroke) study. LDL cholesterol is expected to be the primary efficacy endpoint for regulatory filings. The studies will be conducted in clinical centers around the world including the United States, Canada, Western and Eastern Europe, South America, Australia and Asia. A Phase 3, long-term safety and tolerability study of REGN727 is ongoing in patients with hypercholesterolemia who are not adequately controlled with their current lipid-modifying therapy.

6. REGN668 (IL-4R Antibody) for allergic and immune conditions

     IL-4R is required for signaling by the cytokines IL-4 and IL-13. Both of these cytokines are critical mediators of immune response, which, in turn, drives the formation of Immunoglobulin E (IgE) antibodies and the development of allergic responses, as well as the atopic state that underlies asthma and atopic dermatitis.

     REGN668 is a fully human monoclonal antibody generated using our VelocImmune technology that is designed to bind to IL-4R. REGN668 is in Phase 2 studies in patients with atopic dermatitis and eosinophilic asthma.

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

     An FDA Arthritis Advisory Committee met on March 12, 2012 to discuss possible safety issues related to anti-NGF compounds and voted unanimously in favor of continued development of anti-NGF agents in osteoarthritis. The Arthritis Advisory Committee also voted twenty to one in favor for continued development of anti-NGF agents to manage the pain associated with conditions for which there are no agents with demonstrated analgesic efficacy. While the committee's recommendation will be considered by the FDA, it is not binding on the FDA.

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

     Under the amended discovery agreement, Sanofi agreed to fund up to $160 million per year of our antibody discovery activities over the period from 2010-2017, subject to a one-time option for Sanofi to adjust the maximum reimbursement amount down to $120 million per year commencing in 2014 if over the prior two years certain specified criteria were not satisfied. Sanofi has an option to extend the discovery program for up to an additional three years after 2017 for further antibody development and preclinical activities. Pursuant to the collaboration, Sanofi funded up to $30 million of agreed-upon costs we incur to expand our manufacturing capacity at our Rensselaer, New York facilities.

     From the collaboration's inception in November 2007 through June 30, 2012, Sanofi has funded a total of $565.7 million of our costs under the discovery agreement and a total of $477.9 million of our development costs under the license agreement, or a total of $1.0 billion in funding for our antibody research and development activities during this period.

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

     We expect to incur substantial costs to prepare for potential commercialization of ZALTRAP for the treatment of previously-treated mCRC patients and other late-stage product candidates and, if one or more of these product candidates receive regulatory approval, to fund the launch of the product(s).

     From our inception in 1988 through 2011, we generally incurred net losses. In addition, since our inception in 1988, we have generally incurred negative cash flows from operations. Beginning in the first quarter of 2012, we reported profitability. Our ability to continue to generate profits and to generate positive cash flow from operations over the next several years depends significantly on our success in commercializing EYLEA. We expect to continue to incur substantial expenses related to our research and development activities, a significant portion of which we expect to be reimbursed by our collaborators. Also, our research and development activities outside our collaborations, the costs of which are not reimbursed, will expand and require additional resources. Our operating results may fluctuate from quarter to quarter and will depend on, among other factors, the net sales of our marketed products, as well as the scope and progress of our research and development efforts, the timing of certain expenses, the continuation of our collaborations with Sanofi and Bayer HealthCare, and the amount of reimbursement that we receive from collaborators. We cannot predict whether or when ZALTRAP or new indications for our marketed products will receive regulatory approval or, if any such approval is received, whether we will be able to successfully commercialize such product(s) and whether or when they may become profitable.

     The planning, execution, and results of our clinical programs are significant factors that can affect our operating and financial results. In our clinical programs, key events in 2012 to date were, and plans for the next 12 months are, as follows:

     Trap-based Clinical Programs:

2012-13 Plans
2012 Events to Date	(next 12 months)
EYLEA

  Bayer HealthCare received approval for EYLEA from Australia and Colombia for the treatment of patients with wet AMD
  Bayer HealthCare continued to pursue regulatory applications for marketing approval for EYLEA for the treatment of wet AMD in various countries
  Initiated Phase 3 study in BRVO
  Completed enrollment of VISTA-DME and VIVID-DME studies

  EMA decision on regulatory applications for the treatment of wet AMD
  Japan authority decision on regulatory application for the treatment of wet AMD
  Target date for FDA decision on supplemental BLA for the treatment of CRVO is September 23, 2012

ZALTRAP
FDA granted Priority Review for the BLA for the treatment of mCRC Reported final results in the Phase 3 VENICE trial in prostate cancer	Target date for FDA decision on BLA for the treatment of mCRC is August 4, 2012 EMA decision on regulatory applications in mCRC
ARCALYST
FDA Advisory Committee recommended against approval of ARCALYST for the prevention of gout flares in patients initiating uric acid-lowering treatment	Target date for FDA decision on ARCALYST supplemental BLA for gout is July 30, 2012

     Antibody-based Clinical Programs:

2012-13 Plans
	2012 Events to Date	(next 12 months)
Sarilumab (IL-6R Antibody)	Continued patient enrollment in Phase 3 MOBILITY study	Initiate additional Phase 3 studies

REGN727 (PCSK9 Antibody)
  Initiated long-term safety study
  Phase 1 data published in New England Journal of Medicine
  Reported positive final data from three Phase 2 studies for LDL cholesterol reduction
  Initiated Phase 3 ODYSSEY program for LDL cholesterol reduction. Phase 3 studies began enrolling patients with familial hypercholesterolemia or elevated cardiovascular risk, as well as patients unable to tolerate statin therapy
Initiate Phase 3 ODYSSEY cardiovascular outcomes trial

REGN668 (IL-4R Antibody)	Initiated Phase 2 studies in atopic dermatitis	Report initial results for Phase 1b study in atopic dermatitis Report initial results for Phase 2 study in eosinophilic asthma

REGN421 (Dll4 Antibody)	Continued patient enrollment in Phase 1 program	Initiate expansion of the Phase 1 program

REGN910 (ANG2 Antibody)	Continued patient enrollment in Phase 1 program	Initiate a Phase 1b program in advanced malignancies

REGN1033 (target not disclosed)	Initiated Phase 1 program

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

Results of Operations

Three Months Ended June 30, 2012 and 2011

Net Income (Loss)

     We reported net income of $76.7 million, or $0.70 per diluted share, for the second quarter of 2012, compared to a net loss of $62.5 million, or $0.69 per diluted share, for the second quarter of 2011. Our net income in the second quarter of 2012 resulted from net product sales of EYLEA, which we launched in November 2011.

Revenues

     Revenues for the three months ended June 30, 2012 and 2011 consist of the following:

(In millions)	2012	2011
Net product sales	$199.5	$5.0
Collaboration revenue:
Sanofi	89.0	84.5
Bayer HealthCare	9.1	11.1
Total collaboration revenue	98.1	95.6
Technology licensing revenue	5.9	5.2
Contract research and other revenue	0.9	2.0
Total revenue	$304.4	$107.8

Net Product Sales

     Net product sales consist of U.S. sales of our two marketed products, EYLEA and ARCALYST. In November 2011, we received marketing approval from the FDA for EYLEA for the treatment of wet AMD, at which time product sales commenced. For the three months ended June 30, 2012, we recognized $194.0 million of EYLEA net product sales. For the three months ended June 30, 2012 and 2011, we also recognized ARCALYST net product sales of $5.5 million and $5.0 million, respectively.

     We sell EYLEA in the United States to three distributors and several specialty pharmacies. We sell ARCALYST in the United States to two specialty pharmacies. Under these distribution models, the distributors and specialty pharmacies (collectively, our customers) generally take physical delivery of product. For EYLEA, the distributors and specialty pharmacies generally sell the product directly to healthcare providers; whereas for ARCALYST, the specialty pharmacies sell the product directly to patients. We record revenue from product sales upon delivery to our customers. For the three months ended June 30, 2012, we recorded 79% of our gross product revenue from sales to our distributor, Besse Medical, a subsidiary of AmerisourceBergen Corporation.

     We record product sales net of allowances and accruals for prompt pay discounts, rebates and chargebacks under governmental programs (including Medicaid), product returns, and distribution-related fees. The following table summarizes the provisions, and credits/payments, for government rebates and chargebacks, distribution-related fees, and other sales-related deductions; such amounts were not material for the three months ended June 30, 2011.

		Distribution-	Other Sales-
	Rebates &	Related	Related
(In millions)	Chargebacks	Fees	Deductions	Total
Balance as of March 31, 2012	$2.8	$5.5	$0.5	$8.8
Provision related to current period sales	3.8	11.0	1.6	16.4
Credits/payments	(1.8)	(5.4)	(0.6)	(7.8)
Balance as of June 30, 2012	$4.8	$11.1	$1.5	$17.4

Sanofi Collaboration Revenue

     The collaboration revenue we earned from Sanofi, as detailed below, consisted primarily of reimbursement for research and development expenses that we incurred and recognition of revenue related to non-refundable up-front payments of $105.0 million related to the ZALTRAP collaboration and $85.0 million related to the antibody collaboration. We subtract from Sanofi collaboration revenue amounts that we are obligated to pay Sanofi to reimburse them for commercialization expenses that they incur.

	Three months ended
Sanofi Collaboration Revenue	June 30,
(In millions)	2012	2011
ZALTRAP:
Regeneron expense reimbursement	$4.2	$4.2
Recognition of deferred revenue related to up-front payments	2.9	2.5
Regeneron share of ZALTRAP commercialization expenses	(8.4)	(1.3)
Total ZALTRAP	(1.3)	5.4
Antibody:
Regeneron expense reimbursement	87.8	76.6
Recognition of deferred revenue related to up-front and other
payments	2.1	2.1
Recognition of revenue related to VelociGene agreement	0.4	0.4
Total antibody	90.3	79.1
Total Sanofi collaboration revenue	$89.0	$84.5

     Sanofi’s reimbursement of our ZALTRAP expenses primarily consists of reimbursements for manufacturing ZALTRAP supplies and research and development activities. We and Sanofi equally share pre-launch commercialization expenses related to ZALTRAP in accordance with the companies’ collaboration agreement. These expenses have increased in the second quarter of 2012, compared to the same period in 2011, due to an increase in commercialization activities in preparation for potential regulatory approvals. In connection with recognition of deferred revenue related to ZALTRAP, as of June 30, 2012, $17.3 million of the original $105.0 million of up-front payments was deferred and will be recognized as revenue in future periods.

     In the second quarter of 2012, Sanofi’s reimbursement of our antibody expenses consisted of $46.5 million under the discovery agreement and $41.3 million of development costs under the license agreement, compared to $40.7 million and $35.9 million, respectively, in the second quarter of 2011. The higher reimbursement amount under the discovery agreement in the second quarter of 2012, compared to the same period in 2011, was primarily due to an increase in our antibody discovery activities. The higher reimbursement of development costs in the second quarter of 2012, compared to the same period in 2011, was primarily due to an increase in development activities related to REGN727.

     In connection with recognition of deferred revenue related to our antibody collaboration, as of June 30, 2012, $73.4 million of the original $85.0 million up-front payment and other payments was deferred and will be recognized as revenue in future periods. In connection with the November 2009 amendment of the discovery agreement, Sanofi is funding up to $30 million of agreed-upon costs incurred by us to expand our manufacturing capacity at our Rensselaer, New York facilities, of which $29.6 million was received or receivable as of June 30, 2012. Revenue related to such funding from Sanofi is deferred and recognized as collaboration revenue prospectively over the related performance period in conjunction with the recognition of the original $85.0 million up-front payment.

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

	Three months ended
Bayer HealthCare Collaboration Revenue	June 30,
(In millions)	2012	2011
Cost-sharing of Regeneron EYLEA development expenses	$7.1	$8.6
Recognition of deferred revenue related to up-front and other milestone payments	2.0	2.5
Total Bayer HealthCare collaboration revenue	$9.1	$11.1

     Cost-sharing of our global EYLEA development expenses with Bayer HealthCare decreased in the second quarter of 2012 compared to the same period in 2011 due primarily to lower costs in connection with our Phase 3 VIEW 1 study in wet AMD, which has concluded. Recognition of deferred revenue related to the up-front and August 2007 milestone payments from Bayer HealthCare decreased in the second quarter of 2012 from the same quarter in 2011 due to an extension in the estimated performance period over which this deferred revenue is being recognized, effective in the fourth quarter of 2011. As of June 30, 2012, $40.6 million of these up-front and milestone payments was deferred and will be recognized as revenue in future periods.

Technology Licensing Revenue

     In connection with our VelocImmune license agreement with Astellas, the $20.0 million non-refundable payment received in the second quarter of 2010 was deferred upon receipt and recognized as revenue ratably over the ensuing year. In addition, in connection with the amendment and extension of our license agreement with Astellas, in August 2010, we received a $165.0 million up-front payment, which was deferred upon receipt and is being recognized as revenue ratably over a seven-year period beginning in June 2011. In the second quarter of 2012 and 2011, we recognized $5.9 million and $5.2 million, respectively, of technology licensing revenue related to this agreement. As of June 30, 2012, $139.9 million of the August 2010 technology licensing payment received from Astellas was deferred and will be recognized as revenue in future periods.

Contract Research and Other Revenue

     Contract research and other revenue for the three months ended June 30, 2011 included $1.2 million recognized in connection with our five-year grant from the National Institutes of Health (NIH), which we were awarded in September 2006 as part of the NIH’s Knockout Mouse Project. As of the end of 2011, no further revenue has been recognized by us in connection with this NIH Grant. In addition, under a June 2009 agreement with Novartis, we receive royalties on worldwide sales of Novartis’ canakinumab. For the three months ended June 30, 2012 and 2011, contract research and other revenue included $0.8 million and $0.5 million, respectively, of royalties from Novartis.

Expenses

     Total operating expenses increased to $216.9 million in the second quarter of 2012 from $168.1 million in the second quarter of 2011. Our average headcount in the second quarter of 2012 increased to 1,783 from 1,497 in the same period of 2011 principally in connection with commercializing EYLEA in wet AMD, and as a result of our expanding research and development activities, which were primarily attributable to our antibody collaboration with Sanofi.

     Operating expenses in the second quarter of 2012 and 2011 included a total of $19.6 million and $12.4 million, respectively, of non-cash compensation expense related to employee stock option and restricted stock awards (Non-cash Compensation Expense). The increase in total Non-cash Compensation Expense in the second quarter of 2012 was primarily attributable to the higher fair market value of our Common Stock on the date of our annual employee option grants made in December 2011 compared to recent prior years.

Research and Development Expenses

     Research and development expenses increased to $147.4 million in the second quarter of 2012 from $143.1 million in the same period of 2011. The following table summarizes the major categories of our research and development expenses for the three months ended June 30, 2012 and 2011:

	For the three months ended
Research and Development Expenses*	June 30,		Increase
(In millions)	2012	2011	(Decrease)
Payroll and benefits (1)	$50.8	$41.5	$9.3
Clinical trial expenses	19.3	19.5	(0.2)
Clinical manufacturing costs (2)	39.3	34.0	5.3
Research and other development costs	13.0	15.8	(2.8)
Occupancy and other operating costs	20.4	15.0	5.4
Cost-sharing of Bayer HealthCare EYLEA
development expenses (3)	4.6	17.3	(12.7)
Total research and development expenses	$147.4	$143.1	$4.3
____________________

* Certain prior year amounts have been reclassified to conform to the current year’s presentation.

(1)	Includes Non-cash Compensation Expense of $10.3 million for the three months ended June 30, 2012 and $6.7 million for the three months ended June 30, 2011.
(2)	Represents the full cost of manufacturing drug for use in research, preclinical development, and clinical trials, including related payroll and benefits, Non-cash Compensation Expense, manufacturing materials and supplies, drug filling, packaging, and labeling costs, depreciation, and occupancy costs of our Rensselaer manufacturing facility. Includes Non-cash Compensation Expense of $1.2 million for the three months ended June 30, 2012 and $1.0 million for the three months ended June 30, 2011.
(3)	Under our collaboration with Bayer HealthCare, in periods when Bayer HealthCare incurs EYLEA development expenses, we also recognize, as additional research and development expense, the portion of Bayer HealthCare’s EYLEA development expenses that we are obligated to reimburse. Bayer HealthCare provides us with estimated EYLEA development expenses for the most recent fiscal quarter. Bayer HealthCare’s estimate is reconciled to its actual expenses for such quarter in the subsequent fiscal quarter and our portion of its EYLEA development expenses that we are obligated to reimburse is adjusted accordingly.

     Payroll and benefits increased principally due to the increase in employee headcount and Non-cash Compensation Expense, as described above. Clinical trial expenses decreased due primarily to lower costs related to our Phase 3 VIEW 1 trial of EYLEA in wet AMD, which has concluded, partly offset by higher costs related to our Phase 3 studies of EYLEA in DME and BRVO, and higher costs for clinical studies of our antibody candidates. Clinical manufacturing costs increased primarily due to higher costs related to manufacturing REGN727 and ARCALYST supplies. Research and other development costs decreased primarily due to lower preclinical development costs associated with our antibody programs. Occupancy and other operating costs increased principally in connection with our higher headcount and expanded research and development activities. Cost-sharing of Bayer HealthCare’s EYLEA development expenses decreased primarily due to lower costs in connection with Bayer HealthCare’s wet AMD development activities, including the VIEW 2 trial, which has concluded.

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

	For the three months
Project Costs	ended June 30,		Increase
(In millions)	2012	2011	(Decrease)
ARCALYST	$15.0	$8.0	$7.0
EYLEA	27.3	44.1	(16.8)
ZALTRAP	5.7	4.0	1.7
Sarilumab	5.9	7.3	(1.4)
REGN727	18.0	9.7	8.3
Other antibody candidates in clinical development	15.2	15.4	(0.2)
Other research programs & unallocated costs	60.3	54.6	5.7
Total research and development expenses	$147.4	$143.1	$4.3

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

Selling, General, and Administrative Expenses

     Selling, general, and administrative expenses increased to $47.7 million in the second quarter of 2012 from $24.6 million in the same period of 2011 due to higher selling expenses in connection with commercialization of EYLEA in wet AMD, higher headcount, and higher Non-cash Compensation Expense principally for the reason described above. Selling, general, and administrative expenses included $7.8 million and $4.7 million of Non-cash Compensation Expense for the three months ended June 30, 2012 and 2011, respectively.

Cost of Goods Sold

     Cost of goods sold increased to $21.8 million in the second quarter of 2012 from $0.4 million in the same period of 2011 due primarily to our launch of EYLEA for the treatment of wet AMD in November 2011. Cost of goods sold primarily consisted of royalties, as well as costs in connection with producing EYLEA and ARCALYST commercial supplies. In addition, in the second quarter of 2012, cost of goods sold included inventory write-downs and reserves totaling $6.5 million. We record a charge to cost of goods sold to write down our inventory to its estimated realizable value if certain batches or units of product do not meet quality specifications or may be expected to expire prior to sale.

Other Income and Expense

     Investment income decreased to $0.5 million in the second quarter of 2012 from $1.0 million in the same period of 2011 due primarily to lower yields on cash and marketable securities.

     Interest expense increased to $11.2 million in the second quarter of 2012 from $4.0 million in the same period of 2011. In October 2011, we issued $400.0 million aggregate principal amount of 1.875% convertible senior notes. Total interest expense in the second quarter of 2012 associated with these notes, including amortization of the note discount and debt issuance costs, was $7.2 million.

Income Taxes

     Despite achieving profitability in the first quarter of 2012, we continue to recognize a full valuation allowance against our net operating loss carry-forward and other deferred tax assets since we have an extended history of losses. For the three months ended June 30, 2011, we recognized an income tax benefit of $0.9 million in connection with the net tax effect of the change in our unrealized gain/(loss) on “available-for-sale” marketable securities, which is included in other comprehensive income (loss).

Six Months Ended June 30, 2012 and 2011

Net Income (Loss)

     We reported net income of $88.4 million, or $0.81 per diluted share, for the first half of 2012, compared to a net loss of $106.0 million, or $1.18 per diluted share, for the first half of 2011. Our net income in the first half of 2012 resulted from net product sales of EYLEA, which we launched in November 2011.

Revenues

     Revenues for the six months ended June 30, 2012 and 2011 consist of the following:

(In millions)	2012	2011
Net product sales	$327.4	$9.5
Collaboration revenue:
Sanofi	174.0	169.8
Bayer HealthCare	21.6	23.6
Total collaboration revenue	195.6	193.4
Technology licensing revenue	11.8	13.0
Contract research and other revenue	1.4	4.1
Total revenue	$536.2	$220.0

Net Product Sales

     Net product sales consist of U.S. sales of our two marketed products, EYLEA and ARCALYST. In November 2011, we received marketing approval from the FDA for EYLEA for the treatment of wet AMD, at which time product sales commenced. For the six months ended June 30, 2012, we recognized $317.5 million of EYLEA net product sales. For the six months ended June 30, 2012 and 2011, we also recognized ARCALYST net product sales of $9.9 million and $9.5 million, respectively.

     We sell EYLEA in the United States to three distributors and several specialty pharmacies. We sell ARCALYST in the United States to two specialty pharmacies. Under these distribution models, the distributors and specialty pharmacies (collectively, our customers) generally take physical delivery of product. For EYLEA, the distributors and specialty pharmacies generally sell the product directly to healthcare providers; whereas for ARCALYST, the specialty pharmacies sell the product directly to patients. We record revenue from product sales upon delivery to our customers. For the six months ended June 30, 2012, we recorded 79% of our gross product revenue from sales to Besse Medical, a subsidiary of AmerisourceBergen Corporation.

     We record product sales net of allowances and accruals for prompt pay discounts, rebates and chargebacks under governmental programs (including Medicaid), product returns, and distribution-related fees. The following table summarizes the provisions, and credits/payments, for government rebates and chargebacks, distribution-related fees, and other sales-related deductions; such amounts were not material as of and for the six months ended June 30, 2011.

		Distribution-	Other Sales-
	Rebates &	Related	Related
(In millions)	Chargebacks	Fees	Deductions	Total
Balance as of December 31, 2011	$0.6	$1.5	$0.2	$2.3
Provision related to current period sales	6.2	17.9	2.4	26.5
Credits/payments	(2.0)	(8.3)	(1.1)	(11.4)
Balance as of June 30, 2012	$4.8	$11.1	$1.5	$17.4

Sanofi Collaboration Revenue

     The collaboration revenue we earned from Sanofi, as detailed below, consisted primarily of reimbursement for research and development expenses and recognition of revenue related to non-refundable up-front payments of $105.0 million related to the ZALTRAP collaboration and $85.0 million related to the antibody collaboration. We subtract from Sanofi collaboration revenue amounts that we are obligated to pay Sanofi to reimburse them for commercialization expenses that they incur.

	Six months ended
Sanofi Collaboration Revenue	June 30,
(In millions)	2012	2011
ZALTRAP:
Regeneron expense reimbursement	$7.0	$11.4
Recognition of deferred revenue related to up-front payments	5.4	5.0
Regeneron share of ZALTRAP commercialization expenses	(12.1)	(1.3)
Total ZALTRAP	0.3	15.1
Antibody:
Regeneron expense reimbursement	168.6	149.8
Recognition of deferred revenue related to up-front and other
payments	4.3	4.1
Recognition of revenue related to VelociGene agreement	0.8	0.8
Total antibody	173.7	154.7
Total Sanofi collaboration revenue	$174.0	$169.8

     Sanofi’s reimbursement of our ZALTRAP expenses decreased in the first half of 2012 compared to same period in 2011, primarily due to lower costs related to manufacturing ZALTRAP supplies and a decrease in other research and development activities. Effective in the second quarter of 2011, we and Sanofi began equally sharing pre-launch commercialization expenses related to ZALTRAP in accordance with the companies’ collaboration agreement. These expenses have increased in the first half of 2012, compared to the same period in 2011, due to an increase in commercialization activities in preparation for potential regulatory approvals.

     In the first half of 2012, Sanofi’s reimbursement of our antibody expenses consisted of $91.1 million under the discovery agreement and $77.5 million of development costs under the license agreement, compared to $82.8 million and $67.0 million, respectively, in the first half of 2011. The higher reimbursement amount under the discovery agreement in the first half of 2012, compared to the same period in 2011, was primarily due to an increase in our antibody discovery activities. The higher reimbursement of development costs in the first half of 2012, compared to the same period in 2011, was primarily due to an increase in development activities related to REGN727 and REGN1033.

     As it relates to recognition of deferred revenue, in connection with the November 2009 amendment of the discovery agreement, Sanofi is funding up to $30 million of agreed-upon costs incurred by us to expand our manufacturing capacity at our Rensselaer, New York facilities, of which $29.6 million was received or receivable as of June 30, 2012. Revenue related to such funding from Sanofi is deferred and recognized as collaboration revenue prospectively over the related performance period in conjunction with the recognition of the original $85.0 million up-front payment.

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

	Six months ended
Bayer HealthCare Collaboration Revenue	June 30,
(In millions)	2012	2011
Cost-sharing of Regeneron EYLEA development expenses	$17.6	$18.7
Recognition of deferred revenue related to up-front and other milestone payments	4.0	4.9
Total Bayer HealthCare collaboration revenue	$21.6	$23.6

     Cost-sharing of our global EYLEA development expenses with Bayer HealthCare decreased slightly in the first half of 2012 compared to the same period in 2011. In the first half of 2012, we incurred lower costs in connection with our Phase 3 VIEW 1 study in wet AMD, which has concluded, partly offset by higher costs in connection with regulatory and other development activities. Recognition of deferred revenue related to the up-front and August 2007 milestone payments from Bayer HealthCare decreased in the first half of 2012 from the same quarter in 2011 due to an extension in the estimated performance period over which this deferred revenue is being recognized, effective in the fourth quarter of 2011.

Technology Licensing Revenue

     In connection with our VelocImmune license agreement with Astellas, the $20.0 million non-refundable payment received in the second quarter of 2010 was deferred upon receipt and recognized as revenue ratably over the ensuing year. In addition, in connection with the amendment and extension of our license agreement with Astellas, in August 2010, we received a $165.0 million up-front payment, which was deferred upon receipt and is being recognized as revenue ratably over a seven-year period beginning in June 2011. In connection with our VelocImmune license agreement with AstraZeneca, which terminated effective as of February 2011, the $20.0 million non-refundable payment received in the first quarter of 2010 was deferred upon receipt and recognized as revenue ratably through February 2011. In the first half of 2012 and 2011, we recognized $11.8 million and $13.0 million, respectively, of technology licensing revenue related to these agreements.

Contract Research and Other Revenue

     Contract research and other revenue for the six months ended June 30, 2011 included $2.2 million recognized in connection with our five-year grant from the NIH, which we were awarded in September 2006 as part of the NIH’s Knockout Mouse Project. As of the end of 2011, no further revenue has been recognized by us in connection with this NIH Grant. In addition, under a June 2009 agreement with Novartis, we receive royalties on worldwide sales of Novartis’ canakinumab. For the six months ended June 30, 2012 and 2011, contract research and other revenue included $1.3 million and $1.2 million, respectively, of royalties from Novartis.

Expenses

     Total operating expenses increased to $426.5 million in the first half of 2012 from $321.3 million for the same period of 2011. Our average headcount in the first half of 2012 increased to 1,756 from 1,464 in the same period of 2011 principally in connection with commercializing EYLEA in wet AMD, and as a result of our expanding research and development activities, which were primarily attributable to our antibody collaboration with Sanofi.

     Operating expenses in the first half of 2012 and 2011 included a total of $42.9 million and $27.2 million, respectively, of Non-cash Compensation Expense. The increase in total Non-cash Compensation Expense in the first half of 2012 was primarily attributable to the higher fair market value of our Common Stock on the date of our annual employee option grants made in December 2011 compared to recent prior years.

Research and Development Expenses

     Research and development expenses increased to $286.2 million in the first half of 2012 from $272.5 million in the same period of 2011. The following table summarizes the major categories of our research and development expenses for the six months ended June 30, 2012 and 2011:

	For the six months ended
Research and Development Expenses*	June 30,		Increase
(In millions)	2012	2011	(Decrease)
Payroll and benefits (1)	$102.2	$84.1	$18.1
Clinical trial expenses	42.6	35.6	7.0
Clinical manufacturing costs (2)	66.3	59.1	7.2
Research and other development costs	25.8	31.1	(5.3)
Occupancy and other operating costs	39.2	29.0	10.2
Cost-sharing of Bayer HealthCare EYLEA
development expenses (3)	10.1	33.6	(23.5)
Total research and development expenses	$286.2	$272.5	$13.7
____________________

* Certain prior year amounts have been reclassified to conform to the current year’s presentation.

(1)	Includes Non-cash Compensation Expense of $19.8 million for the six months ended June 30, 2012 and $13.6 million for the six months ended June 30, 2011.
(2)	Represents the full cost of manufacturing drug for use in research, preclinical development, and clinical trials, including related payroll and benefits, Non-cash Compensation Expense, manufacturing materials and supplies, drug filling, packaging, and labeling costs, depreciation, and occupancy costs of our Rensselaer manufacturing facility. Includes Non-cash Compensation Expense of $2.2 million for the six months ended June 30, 2012 and $1.9 million for the six months ended June 30, 2011.
(3)	Under our collaboration with Bayer HealthCare, in periods when Bayer HealthCare incurs EYLEA development expenses, we also recognize, as additional research and development expense, the portion of Bayer HealthCare’s EYLEA development expenses that we are obligated to reimburse. Bayer HealthCare provides us with estimated EYLEA development expenses for the most recent fiscal quarter. Bayer HealthCare’s estimate is reconciled to its actual expenses for such quarter in the subsequent fiscal quarter and our portion of its EYLEA development expenses that we are obligated to reimburse is adjusted accordingly.

     Payroll and benefits increased principally due to the increase in employee headcount and Non-cash Compensation Expense, as described above. Clinical trial expenses increased due primarily to higher costs related to our Phase 3 studies of EYLEA in DME and BRVO, as well as and higher costs for clinical studies of our antibody candidates, partly offset by lower costs related to our Phase 3 VIEW 1 trial of EYLEA in wet AMD, which has concluded. Clinical manufacturing costs increased primarily due to higher costs related to manufacturing REGN727 and ARCALYST supplies. Research and other development costs decreased primarily due lower preclinical development costs associated with our antibody programs. Occupancy and other operating costs increased principally in connection with our higher headcount and expanded research and development activities. Cost-sharing of Bayer HealthCare’s EYLEA development expenses decreased primarily due to lower costs in connection with Bayer HealthCare’s wet AMD development activities, including the VIEW 2 trial, which has concluded.

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

	For the six months
Project Costs	ended June 30,		Increase
(In millions)	2012	2011	(Decrease)
ARCALYST	$25.8	$16.6	$9.2
EYLEA	62.2	83.7	(21.5)
ZALTRAP	8.5	10.4	(1.9)
Sarilumab	17.2	14.0	3.2
REGN727	25.1	16.8	8.3
Other antibody candidates in clinical development	29.9	28.0	1.9
Other research programs & unallocated costs	117.5	103.0	14.5
Total research and development expenses	$286.2	$272.5	$13.7

     For the reasons described above under “Research and Development Expenses” for the three months ended June 30, 2012 and 2011, and due to the variability in the costs necessary to develop a pharmaceutical product and the uncertainties related to future indications to be studied, the estimated cost and scope of the projects, and our ultimate ability to obtain governmental approval for commercialization, accurate and meaningful estimates of the total cost to bring our product candidates to market are not available. Similarly, we are currently unable to reasonably estimate if our product candidates will generate material product revenues and net cash inflows.

Selling, General, and Administrative Expenses

     Selling, general, and administrative expenses increased to $106.1 million in the first half of 2012 from $48.0 million in the same period of 2011 due to higher selling expenses in connection with commercialization of EYLEA in wet AMD, higher headcount, and higher Non-cash Compensation Expense principally for the reason described above. Selling, general, and administrative expenses includes $20.4 million and $11.7 million of Non-cash Compensation Expense for the six months ended June 30, 2012 and 2011, respectively.

Cost of Goods Sold

     Cost of goods sold increased to $34.1 million in the first half of 2012 from $0.8 million in the same period of 2011 due primarily to our launch of EYLEA for the treatment of wet AMD in November 2011. Cost of goods sold primarily consisted of royalties, as well as costs in connection with producing EYLEA and ARCALYST commercial supplies. In addition, in the first half of 2012, cost of goods sold included inventory write-downs and reserves totaling $8.4 million. We record a charge to cost of goods sold to write down our inventory to its estimated realizable value if certain batches or units of product do not meet quality specifications or may be expected to expire prior to sale.

Other Income and Expense

     Investment income decreased to $1.1 million in the first half of 2012 from $2.0 million in the same period of 2011 due primarily to lower yields on cash and marketable securities.

     Interest expense increased to $22.4 million in the first half of 2012 from $7.8 million in the same period of 2011. In October 2011, we issued $400.0 million aggregate principal amount of 1.875% convertible senior notes. Total interest expense in the first half of 2012 associated with these notes, including amortization of the note discount and debt issuance costs, was $14.3 million.

Income Taxes

     Despite achieving profitability in the first half of 2012, we continue to recognize a full valuation allowance against our net operating loss carry-forward and other deferred tax assets since we have an extended history of losses. For the six months ended June 30, 2011, we recognized an income tax benefit of $1.1 million in connection with the net tax effect of the change in our unrealized gain/(loss) on “available-for-sale” marketable securities, which is included in other comprehensive income (loss).

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

Six months ended June 30, 2012 and 2011

     At June 30, 2012, we had $597.5 million in cash, cash equivalents, and marketable securities (including $8.1 million of restricted cash and marketable securities) compared with $810.6 million at December 31, 2011 (including $7.7 million of restricted cash and marketable securities). In connection with our product launch of EYLEA in November 2011, we have offered extended payment terms to our EYLEA customers. As a result, only a small portion of the proceeds from our EYLEA product sales to date have been collected and our net trade accounts receivable increased to $349.6 million at June 30, 2012 from $28.3 million at December 31, 2011. We expect collections of EYLEA trade receivables to increase effective in the third quarter.

Cash Used in Operating Activities

     Net cash used in operating activities was $165.4 million in the first six months of 2012 and $44.6 million in the first six months of 2011. Our net income of $88.4 million in the first half of 2012, and our net loss of $106.0 million in the first half of 2011, included $42.9 million and $27.2 million, respectively, of Non-cash Compensation Expense, and $17.8 million and $14.9 million, respectively, of depreciation and amortization. Our net income in the first half of 2012 also included non-cash interest expense of $10.5 million resulting from the amortization of the discount and debt issuance costs in connection with our convertible senior notes, which were issued in October 2011.

     At June 30, 2012, Sanofi and trade accounts receivable increased by $332.3 million, compared to end-of-year 2011. Trade accounts receivable increased primarily due to higher EYLEA product sales and the extended payment terms granted to our EYLEA customers, as described above. Our deferred revenue at June 30, 2012 decreased by $17.7 million, compared to end-of-year 2011, primarily due to amortization of a previously received and deferred $165.0 million payment under our license agreement with Astellas and amortization of previously deferred payments under our Sanofi and Bayer HealthCare collaborations. Accounts payable, accrued expenses, and other liabilities increased by $32.8 million at June 30, 2012, compared to end-of-year 2011, primarily due to higher sales-related deductions and royalties in connection with EYLEA.

     At June 30, 2011, deferred revenue decreased by $20.6 million, compared to end-of-year 2010, primarily due to the amortization of previously received and deferred $20.0 million payments under our license agreements with AstraZeneca and Astellas, as well as amortization of previously deferred payments under our Sanofi and Bayer HealthCare collaborations. Accounts payable, accrued expenses, and other liabilities increased by $38.6 million at June 30, 2011, compared to end-of-year 2010, primarily in connection with our expanded levels of activities and expenditures, including higher liabilities for pre-launch commercialization activities, higher payroll-related liabilities, and an $8.8 million increase in cost-sharing payments due to Bayer HealthCare in connection with our EYLEA collaboration.

Cash (Used in) Provided by Investing Activities

     Net cash used in investing activities was $123.4 million in the first six months of 2012, compared with cash provided by investing activities of $163.3 million in the first six months of 2011. In the first half of 2012, purchases of marketable securities exceeded sales or maturities by $99.0 million. In the first half of 2011, sales or maturities of marketable securities exceeded purchases by $201.0 million. Capital expenditures in the first half of 2012 and 2011 included costs in connection with expanding our manufacturing capacity at our Rensselaer, New York facilities and tenant improvement and associated costs related to our leased facilities in Tarrytown, New York.

Cash (Used in) Provided by Financing Activities

     Net cash used in financing activities was $22.8 million in the first six months of 2012, compared with net cash provided by financing activities of $23.1 million in the first six months of 2011. There was an increase in exercises of employee stock options in the first six months of 2012 compared to the same period of 2011. As a result, net proceeds from issuances of Common Stock were $39.6 million in the first six months of 2012 as compared to $28.5 million in the first six months of 2011, and payments for employee tax obligations in connection with Common Stock tendered for stock option exercises were $61.4 million in the first six months of 2012 and $4.7 million in the first six months of 2011.

Fair Value of Marketable Securities

     At June 30, 2012 and December 31 2011, we held marketable securities whose aggregate fair value totaled $425.4 million and $325.2 million, respectively. The composition of our portfolio of marketable securities on these dates was as follows:

	June 30, 2012		December 31, 2011
Investment type	Fair Value	Percent	Fair Value	Percent
Unrestricted
U.S. government obligations	$351.8	83%	$284.9	87%
U.S. government guaranteed corporate bonds	50.6	12%	15.3	5%
Municipal bonds	12.4	3%	15.3	5%
Equity securities	2.5		3.0	1%
U.S. government guaranteed collateralized mortgage obligations			0.6
Mortgage-backed securities	0.1		0.1
Total unrestricted marketable securities	417.4	98%	319.2	98%

Restricted
U.S. government obligations	8.0	2%	6.0	2%
Total marketable securities	$425.4	100%	$325.2	100%

     In addition, at June 30, 2012 and December 31, 2011, we had $172.0 million and $485.4 million, respectively, of cash, cash equivalents, and restricted cash, primarily held in money market funds that invest in U.S. government securities.

Capital Expenditures

     Our cash expenditures for property, plant, and equipment totaled $23.9 million for the first six months of 2012 and $37.0 million for the first six months of 2011. In addition, in connection with our antibody collaboration with Sanofi, Sanofi funded $1.4 million and $2.1 million, respectively, of agreed-upon capital expenditures incurred by us during the first half of 2012 and 2011 to expand our manufacturing capacity at our Rensselaer facilities, of which $0.2 million was receivable at June 30, 2012.

     We expect to incur capital expenditures of approximately $80 to $100 million during the remainder of 2012 and 2013 primarily in connection with expanding our manufacturing facilities for the production of antibodies, tenant improvements at our leased Tarrytown facilities, and purchases of equipment.

Funding Requirements

     We expect to continue to incur substantial funding requirements for our research and development activities (including preclinical and clinical testing). As described above, research and development expenses that we incur in connection with our ZALTRAP and antibodies collaborations are generally funded by Sanofi. In addition, as described above, we and Bayer HealthCare share agreed-upon development expenses that both companies incur in connection with our EYLEA collaboration. After taking into account anticipated reimbursements from our collaborators, we currently estimate that approximately 50-60% of our funding requirements for 2012 will be directed toward technology development, basic research and early preclinical activities, and the preclinical and clinical development of our product candidates. For 2012, we also currently estimate that approximately 10-15% of our funding requirements will be directed toward the planned commercialization of new indications for our marketed products and ZALTRAP; approximately 15-20% of our funding requirements will be applied to capital expenditures (as described above); and the remainder of our funding requirements will be used for general corporate purposes.

     Under our collaboration with Bayer HealthCare, over the next several years we and Bayer HealthCare will share agreed-upon EYLEA development expenses incurred by both companies, under a global development plan, as described above. In addition, under our collaboration agreements with Sanofi and Bayer HealthCare, if the applicable collaboration becomes profitable, we have contingent contractual obligations to reimburse Sanofi and Bayer HealthCare for a defined percentage (generally 50%) of agreed-upon development expenses incurred by Sanofi and Bayer HealthCare, respectively. Profitability under each collaboration will be measured by calculating net sales less agreed-upon expenses. These reimbursements would be deducted from our share of the collaboration profits (and, for our ZALTRAP collaboration with Sanofi and our Bayer HealthCare collaboration, royalties on product sales in Japan) otherwise payable to us, unless, in some cases, we elect to reimburse these expenses at a faster rate. Given the uncertainties related to drug development (including the development of ZALTRAP and co-developed antibody candidates in collaboration with Sanofi and EYLEA in collaboration with Bayer HealthCare), such as the variability in the length of time necessary to develop a product candidate and the ultimate ability to obtain governmental approval for commercialization, we are currently unable to reliably estimate if our collaborations with Sanofi and Bayer HealthCare will become profitable. In particular, for ZALTRAP, as of December 31, 2011, our reimbursement obligation to Sanofi was $394.2 million. Therefore, we expect that, initially, our share of any profits from sales of ZALTRAP will be diverted to reimburse Sanofi for this obligation.

     The amount we need to fund operations will depend on various factors, including revenues from net product sales, the potential regulatory approval and commercialization of our product candidates and new indications for our marketed products, and the timing thereof, the status of competitive products, the success of our research and development programs, the potential future need to expand our professional and support staff and facilities, the status of patents and other intellectual property rights (and pending or future litigation related thereto), the delay or failure of a clinical trial of any of our potential drug candidates, and the continuation, extent, and success of our collaborations with Sanofi and Bayer HealthCare. Clinical trial costs are dependent, among other things, on the size and duration of trials, fees charged for services provided by clinical trial investigators and other third parties, the costs for manufacturing the product candidate for use in the trials, and for supplies, laboratory tests, and other expenses. The amount of funding that will be required for our clinical programs depends upon the results of our research and preclinical programs and early-stage clinical trials, regulatory requirements, the duration and results of clinical trials underway and of additional clinical trials that we decide to initiate, and the various factors that affect the cost of each trial as described above. Our commercialization costs over approximately the next few years will depend on, among other things, whether or not new indications for our marketed products or our late-stage product candidates receive regulatory approval, the market potential for such new indications or product candidates, and the commercialization terms of our collaboration agreements, if applicable (whereby some or all commercialization costs may be shared with our collaborators). Currently, we are required to pay royalties on product sales of EYLEA for the treatment of wet AMD and ARCALYST for the treatment of CAPS. Pursuant to our Non-Exclusive License and Partial Settlement Agreement with Genentech, we expect to make a lump-sum payment of $60 million to Genentech in the third quarter of 2012 once cumulative U.S. sales of EYLEA reach $400 million. In the future, if we are able to successfully develop, market, and sell EYLEA or ARCALYST for other indications, or certain of our product candidates, we may be required to pay royalties or share the profits from such sales pursuant to our license or collaboration agreements.

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

     Under the terms of our collaboration agreement with Sanofi, we are entitled to receive milestone payments upon receipt of specified ZALTRAP marketing approvals. In connection with our collaboration with Bayer HealthCare, we are entitled to receive milestone payments related to marketing approvals of EYLEA in major market countries outside the United States, as well as sales milestones based on total annual sales of EYLEA outside the United States achieving certain specified levels.

     We believe that our existing capital resources, funds generated by anticipated EYLEA net product sales, and funding for reimbursement of development costs that we are entitled to receive under our collaboration agreements, will enable us to meet our projected operating needs for the foreseeable future. Other than letters of credits totaling $4.6 million as of June 30, 2012, including a $3.4 million letter of credit issued in connection with our lease for facilities in Tarrytown, New York, we have no off-balance sheet arrangements. In addition, we do not guarantee the obligations of any other entity. As of June 30, 2012, we had no other established banking arrangements through which we could obtain short-term financing or a line of credit. In October 2011, we completed a private placement of convertible senior notes. In addition, in October 2010, we filed a shelf registration statement on Form S-3 registering the sale, in one or more offerings, of an indeterminate amount of equity or debt securities, together or separately, and our October 2010 public offering of approximately 6.3 million shares of Common Stock was completed under this shelf registration statement. There is no assurance, however, that we will be able to complete any additional offerings of securities. Factors influencing the availability of additional financing include our progress in product development and commercialization, investor perception of our prospects, and the general condition of the financial markets. We may not be able to secure additional funding through new collaborative arrangements or additional public or private offerings. If we require additional funding, and cannot raise adequate funds to satisfy our capital requirements, we may have to delay, scale-back, or eliminate certain of our research and development activities or future operations. This could materially harm our business.

Impact of Recently Issued Accounting Standards

Presentation of comprehensive income

     In June and December 2011, the Financial Accounting Standards Board (FASB) amended its authoritative guidance on the presentation of comprehensive income. Under the amendments, an entity has the option to present comprehensive income and net income either in a single continuous statement or in two separate but consecutive statements. This amendment, therefore, eliminated the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendment did not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. We have adopted this amended guidance for the fiscal year beginning January 1, 2012. As this guidance relates to presentation only, the adoption of this guidance did not have any other effect on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

     Our earnings and cash flows are subject to fluctuations due to changes in interest rates, principally in connection with our investments in marketable securities, which consist primarily of direct obligations of the U.S. government and its agencies, other debt securities guaranteed by the U.S. government, and money market funds that invest in U.S. government securities. We do not believe we are materially exposed to changes in interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We estimate that a one percent unfavorable change in interest rates would have resulted in approximately a $3.4 million and $1.4 million decrease in the fair value of our investment portfolio at June 30, 2012 and 2011, respectively. The increase in interest rate risk year over year is due primarily to higher balances of marketable debt securities with maturities in excess of one year that we held at June 30, 2012 compared to the same period of 2011.

Credit Quality Risk

     We have an investment policy that includes guidelines on acceptable investment securities, minimum credit quality, maturity parameters, and concentration and diversification. Nonetheless, deterioration of the credit quality of an investment security subsequent to purchase may subject us to the risk of not being able to recover the full principal value of the security. During the first six months of 2012 and 2011, we did not recognize any other-than-temporary impairment charges.

     We are also subject to credit risk in connection with accounts receivable from our product sales of EYLEA and ARCALYST. Our marketed products are sold in the United States, and related accounts receivable are due from three distributors and several specialty pharmacies, who are our customers. We have contractual payment terms with each of our customers. We monitor our customers’ financial performance and credit worthiness so that we can properly assess and respond to any changes in their credit profile. During the first six months of 2012 and 2011, we did not recognize any charges for write-offs of accounts receivable related to our marketed products. At June 30, 2012 and December 31, 2011, one individual customer accounted for 82% and 71%, respectively, of our net trade accounts receivable balances.

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

     There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Financial Results and Need for Additional Financing

We have a history of operating losses. If we cannot sustain profitability and continue to incur operating losses, we may be unable to continue our operations.

     From inception on January 8, 1988 through June 30, 2012, we had a cumulative loss of $1.2 billion. If we cannot sustain profitability and continue to incur operating losses, we may be unable to continue our operations. In the absence of substantial revenue from the sale of products on an ongoing basis, including our current sales of EYLEA, and ARCALYST or from other sources, the amount, timing, nature or source of which cannot be predicted, our substantial losses will continue as we conduct our research and development activities, commercialize our approved products, and prepare for possible commercialization of our other product candidates and new indications of our marketed products.

We may need additional funding in the future, which may not be available to us, and which may force us to delay, reduce or eliminate our product development programs or commercialization efforts.

     We will need to expend substantial resources for research and development, including costs associated with clinical testing of our product candidates and new indications of our marketed products, continued commercialization of EYLEA in the United States, to prepare for potential commercialization of our late-stage product candidates and new indications for our marketed products and, if one or more of those product candidates or additional indications receive(s) regulatory approval, to fund the launch of those product(s) or new indications. We believe our existing capital resources, together with funds generated by current and anticipated EYLEA net product sales and funding we are entitled to receive under our collaboration agreements, will enable us to meet our anticipated operating needs for the foreseeable future; however, one or more of our collaboration agreements may terminate, our revenues may fall short of our projections or be delayed, or our expenses may increase, which could result in our capital being consumed significantly faster than anticipated. Our expenses may increase for many reasons, including expenses in connection with the ongoing launch and marketing of EYLEA and the potential commercial launches of our late-stage product candidates and new indications for our marketed products, manufacturing scale-up, expenses related to clinical trials testing ARCALYST, EYLEA, REGN475, REGN846, or REGN1154, and expenses related to the potential requirement for us to fund 20% of Phase 3 clinical trial costs for any of our antibody product candidates being developed in collaboration with Sanofi.

     We may require additional financing in the future and we may not be able to raise additional funds. If necessary and we are able to obtain additional financing through the sale of equity or convertible debt securities, such sales will likely be dilutive to our shareholders. Debt financing arrangements, if available given the current uncertainties in the global credit and financial markets, may require us to pledge certain assets or enter into covenants that would restrict our business activities or our ability to incur further indebtedness and may be at interest rates and contain other terms that are not favorable to our shareholders. Should we require and be unable to (i) raise sufficient funds to complete the development of our product candidates, (ii) successfully commercialize our late-stage product candidates or new indications for our marketed products if they obtain regulatory approval, and (iii) continue our manufacturing and marketing of EYLEA for the treatment of wet AMD, we may face delay, reduction, or elimination of our research and development or preclinical or clinical programs and our commercialization activities, which would significantly limit our potential to generate revenue. We cannot be certain how profitable our current marketing of EYLEA for the treatment of wet AMD will be and, even if we obtain regulatory approval for our product candidates or new indications for our marketed products, they may never be successfully launched or become profitable, in which case our business, prospects, operating results, and financial condition may be materially harmed.

The value of our investment portfolio is influenced by varying economic and market conditions and may experience losses.

     As of June 30, 2012, our cash, cash equivalents, and marketable securities totaled $597.5 million (including $8.1 million of restricted cash and marketable securities). We have invested our excess cash primarily in direct obligations of the U.S. government and its agencies, other debt securities guaranteed by the U.S. government, and money market funds that invest in U.S. government securities. We consider assets classified as marketable securities to be “available-for-sale,” as defined by FASB authoritative guidance. Unrestricted and restricted marketable securities totaled $425.4 million at June 30, 2012, are carried at fair value, and the unrealized gains and losses are included in other accumulated comprehensive income (loss) as a separate component of stockholders’ equity. If the decline in the value of a security in our investment portfolio is deemed to be other-than-temporary, we write down the security to its current fair value and recognize a loss which may be fully charged against income. The current economic environment and the volatility of securities markets increase the risk that we may not recover the principal we invested and/or there may be further declines in the market value of securities in our investment portfolio. As a result, we may incur additional charges against income in future periods for other-than-temporary impairments or realized losses upon a security’s sale or maturity, and such amounts may be material.

Risks Related to the Development and Approval of Our Product Candidates and New Indications for Our Marketed Products

We believe that a significant portion of the value attributed to our company by investors is based on the commercial potential of EYLEA. If marketing approval for EYLEA is not obtained in countries outside the United States, or approval is not obtained for other indications, or if we fail to maintain regulatory compliance and lose the marketing approval we have in the United States, or if the product is withdrawn for any reason, our business, prospects, operating results, and financial condition will be materially harmed.

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

If we do not obtain and maintain regulatory approval for our products and product candidates or new indications for our marketed products, or maintain regulatory approval for EYLEA in the United States, we will not be able to market or sell them, which would materially and negatively impact our business, results of operations, and prospects.

     We cannot sell or market products without regulatory approval. If we do not obtain and maintain regulatory approval for our products and product candidates, including ARCALYST for the treatment of diseases other than CAPS, EYLEA for the treatment of ophthalmologic diseases other than wet AMD and/or ZALTRAP for one or more oncology indications, the value of our company, our results of operations, and our prospects will be materially harmed. Our product candidates, including ZALTRAP for the treatment of previously treated mCRC patients and EYLEA for CRVO and DME, and ARCALYST for the prevention of gout flares in patients initiating uric acid-lowering therapy, may not receive regulatory approval. If we are unable to obtain such approval(s), or if we are materially delayed in doing so, our business, prospects, results of operations, and financial condition will be materially harmed. In addition, if we fail to maintain regulatory approval for EYLEA for the treatment of wet AMD, we may lose marketing approval and the ability to generate EYLEA product sales revenue, which would materially and negatively impact our business, prospects, results of operations, and financial condition.

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

     In April 2011, we announced that our Phase 3 VELOUR trial of ZALTRAP met its primary endpoint of improving overall survival in the treatment of patients with previously treated mCRC. Based upon these positive results, we and Sanofi submitted regulatory applications for marketing approval to the FDA and EMA. Under PDUFA, we and Sanofi were granted a target date for an FDA decision on the ZALTRAP in mCRC BLA of August 4, 2012. However, this expected timing for an FDA decision may not be met, and the FDA may not grant such approval or such approval may be substantially delayed. The FDA could also require us to provide additional clinical data in connection with this application. There can be no assurance that we will receive regulatory approval for ZALTRAP in mCRC. Also in April 2011, we and Sanofi announced that the results from another randomized, double-blind Phase 3 trial (VENICE), evaluated ZALTRAP as a first-line treatment for metastatic androgen-independent prostate cancer in combination with docetaxel/prednisone. The VENICE trial did not meet the pre-specified criterion of improvement in overall survival. The safety profile was generally consistent with previous studies of ZALTRAP in combination with docetaxel.

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

     Based on the results of three Phase 3 studies, we have submitted a supplemental BLA filing to the FDA seeking approval of ARCALYST for the prevention of gout flares in patients initiating uric acid-lowering drug therapy and, under PDUFA, we were granted a target date for an FDA decision on our ARCALYST supplemental BLA of July 30, 2012. In May 2012, the Arthritis Advisory Committee of the FDA voted to recommend against approval of ARCALYST for the prevention of gout flares in patients initiating uric acid-lowering drug therapy. The Committee’s recommendation is not binding on the FDA, but it will be considered by the FDA in its review of our ARCALYST supplemental BLA. For example, in June 2011, following two positive Phase 3 trials, the Arthritis Advisory Committee, voted to recommend against approval in a gout indication for Ilaris® (canikinumab), Novartis’ IL-1 inhibitor which works through a similar mechanism as ARCALYST and, in August 2011, Novartis received a Complete Response letter from the FDA requesting additional information, including clinical data to evaluate the benefit-risk profile of Ilaris® in refractory patients. The expected timing for an FDA decision on our ARCALYST supplemental BLA may not be met, and the FDA may not grant approval of ARCALYST for the prevention of gout flares in patients initiating uric acid-lowering drug therapy, or such approval may be substantially delayed. The FDA could also require us to provide additional clinical data in connection with this application.

     Many of our clinical trials are conducted under the oversight of Independent Data Monitoring Committees (IDMCs). These independent oversight bodies are made up of external experts who review the progress of ongoing clinical trials, including available safety and efficacy data, and make recommendations concerning a trial’s continuation, modification, or termination based on interim, unblinded data. Any of our ongoing clinical trials may be discontinued or amended in response to recommendations made by responsible IDMCs based on their review of such interim trial results. For example, in September 2009, a Phase 3 trial that was evaluating ZALTRAP as a first-line treatment for metastatic pancreatic cancer in combination with gemcitabine was discontinued at the recommendation of an IDMC after a planned analysis of interim efficacy data determined that the trial would not meet its efficacy endpoint. The recommended termination of any of our ongoing late-stage clinical trials by an IDMC could negatively impact the future development of our product candidate(s), and our business may be materially harmed.

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

     As ARCALYST is studied for the prevention of gout flares in patients initiating uric acid-lowering therapy and, potentially in new disease settings, new risks and side effects associated with ARCALYST may be discovered, and risks previously viewed as inconsequential could be determined to be significant. Like cytokine antagonists such as Ilaris® (canakinumab), a registered trademark of Novartis, Kineret® (anakinra) and Enbrel® (etanercept), registered trademarks of Amgen, and Remicade® (infliximab) a registered trademark of Centocor Ortho Biotech, ARCALYST affects the immune defense system of the body by blocking some of its functions. Therefore, ARCALYST may interfere with the body’s ability to fight infections. As noted above, in June 2011, following two positive Phase 3 trials, the Arthritis Advisory Committee of the FDA voted to recommend against approval in a gout indication for Ilaris®, Novartis’ IL-1 inhibitor which works through a similar mechanism as ARCALYST and, in August 2011, Novartis received a Complete Response letter from the FDA requesting additional information, including clinical data to evaluate the benefit-risk profile of Ilaris® in refractory patients.

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

     We are studying REGN475, a fully human monoclonal antibody to NGF, in a variety of pain indications, including osteoarthritis of the knee. In December 2010, the FDA placed REGN475 and other investigational agents targeting NGF on clinical hold after a case of rapidly progressive osteoarthritis leading to joint replacement was seen in another company’s anti-NGF program. At that time, the FDA expressed concern that this case, which followed previously-reported cases of joint replacements in patients on an anti-NGF drug candidate being developed by a different pharmaceutical company, provided evidence to suggest a class effect. An FDA Arthritis Advisory Committee met on March 12, 2012 to discuss possible safety issues related to anti-NGF compounds and voted unanimously in favor of a role for the ongoing development of anti-NGF agents in osteoarthritis. The Arthritis Advisory Committee also voted twenty to one in favor of a role for development of anti-NGF agents to manage the pain associated with conditions for which there are no agents with demonstrated analgesic efficacy. The committee's recommendation will be considered by the FDA, but is not binding on the FDA. There are currently no ongoing trials with REGN475 that are either enrolling or treating patients. Discussions with the FDA about REGN475 are ongoing.

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

     The status of a J-Code for EYLEA could also affect reimbursement. J-Codes are permanent reimbursement codes maintained by Centers for Medicare and Medicaid Services (CMS) that are a component of the Healthcare Common Procedure Coding System (HCPCS), and are typically used to report injectable drugs that ordinarily cannot be self-administered. We do not currently have a J-Code for EYLEA, although we anticipate assignment of a J-Code for EYLEA in January 2013. Since our product launch of EYLEA in November 2011, EYLEA has been billed using a non-specific miscellaneous J-code. Since such codes may be used for a wide variety of products, health plans may have more difficulty determining the actual product used and billed for the patient. As a result, these claims must often be submitted with additional information and manually processed, which can create delays in claims processing times as well as increasing the likelihood for claim errors. Effective July 1, 2012, CMS issued a Q-Code, which is a temporary code to facilitate reimbursement for physician-administered EYLEA in wet AMD pending the issuance of the J-Code expected in January 2013.

The commercial success of EYLEA currently being marketed for the treatment of wet AMD is subject to strong competition.

     The market for eye disease products is very competitive. Novartis and Genentech are collaborating on the commercialization and further development of a VEGF antibody fragment, Lucentis® for the treatment of wet AMD, CRVO, DME, and other eye indications. Lucentis® was approved by the FDA in June 2006 for the treatment of wet AMD and in June 2010 for the treatment of macular edema following retinal vein occlusion (RVO), CRVO, and BRVO. Lucentis® was also approved by the EMA for wet AMD in January 2007 and for DME in January 2011. Many other companies are working on the development of product candidates for the potential treatment of wet AMD and DME including those that act by blocking VEGF and VEGF receptors, as well as small interfering ribonucleic acids (siRNAs) that modulate gene expression. Ophthotech Corporation is developing FovistaTM, an aptamer directed against platelet-derived growth factor subunit B (PDGF-B), as a product candidate intended to be used in combination with an anti-VEGF therapy in wet AMD. In June 2012, Ophthotech announced results of a Phase 2b study in wet AMD that it claimed demonstrated that FovistaTM administered in combination with Lucentis® resulted in increased visual outcomes compared to Lucentis® monotherapy. In addition, ophthalmologists are using off-label, third-party repackaged versions of Genentech’s approved VEGF antagonist, Avastin® with success for the treatment of wet AMD, DME, and RVO. The relatively low cost of therapy with Avastin® in patients with wet AMD presents a significant competitive challenge in this indication.

     The National Eye Institute (NEI) and others are conducting long-term, controlled clinical trials comparing Lucentis® to Avastin® in the treatment of wet AMD. One-year data from the Comparison of Age-Related Macular Degeneration Treatments Trial (CATT) were reported in April 2011 and indicated that Avastin® dosed monthly was non-inferior to Lucentis® dosed monthly in the primary efficacy endpoint of mean visual acuity gain at 52 weeks. Two-year data from CATT were reported in April 2012 and indicated that monthly Avastin® was non-inferior to monthly Lucentis® in mean visual acuity gain; as-needed dosing was not non-inferior to monthly dosing. Avastin® is also being evaluated in eye diseases in trials that have been initiated in the United Kingdom, Canada, Brazil, Mexico, Germany, Israel, and other countries. It may be difficult for EYLEA in this or other eye indications for which it may be approved to compete against Lucentis® and off-label use of Avastin® because doctors and patients have had significant experience using these medicines. Moreover, the reported results of the CATT study, combined with the relatively low cost of Avastin® in treating patients with wet AMD, may well exacerbate the competitive challenge which EYLEA will face in this or other eye indications for which it may be approved. In addition, ZALTRAP has not been manufactured and formulated for use in intravitreal injections, and while we believe that ZALTRAP would not be well tolerated if administered directly to the eye, if ZALTRAP is approved for the treatment of certain cancers, there is a risk that third parties will attempt to repackage ZALTRAP for off-label use and sale for the treatment of wet AMD and other diseases of the eye, which would present a potential low-cost competitive threat to EYLEA for wet AMD or other eye indications. See also “The commercial success of EYLEA currently being marketed for the treatment of wet AMD, and for our other product candidates or new indications for our marketed products, if any are approved for marketing, is highly uncertain given their method of administration, and because our competitors have received approval for and may be marketing products with a similar mechanism of action or may enter the marketplace with better or lower cost drugs.”

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

     Our manufacturing facility would be inadequate to produce the active pharmaceutical ingredients of (a) EYLEA, ZALTRAP, and ARCALYST for the treatment of gout flares in patients initiating uric-acid lowering therapies in sufficient commercial quantities if these late-stage product candidates were all to receive regulatory approval, and (b) our earlier stage product candidates in sufficient clinical quantities if our clinical pipeline advances as planned. In addition to expanding our internal capacity, we intend to rely on our corporate collaborators, as well as contract manufacturers, to produce commercial quantities of drug material needed for commercialization of our products to the extent such quantities are not manufactured at our own facility. We rely entirely on third-parties and our collaborators for filling and finishing services. Generally, in order for other parties to perform any step in the manufacturing and supply chain, we must transfer technology to the other party which can be time consuming and may not be successfully accomplished without considerable cost and expense, or at all. We will have to depend on these other parties to perform effectively on a timely basis and to comply with regulatory requirements. If for any reason they are unable to do so, and as a result we are unable to directly or through such third parties manufacture and supply sufficient commercial quantities of our products on acceptable terms, or if we should encounter delays or other difficulties in our relationships with our corporate collaborators, third-party manufacturers, or other parties involved in our supply chain which adversely affect the timely manufacture and supply of our products, our business, prospects, operating results, and financial condition may be materially harmed.

Expanding our manufacturing capacity will be costly and we may be unsuccessful in doing so in a timely manner, which could delay or prevent the launch and successful commercialization of our marketed products and late-stage product candidates or other indications for our marketed products if they are approved for marketing and could jeopardize our current and future clinical development programs.

     Expanding our manufacturing capacity to supply commercial quantities of the active pharmaceutical ingredients for our marketed products and our late-stage product candidates if they are approved for marketing, and to supply clinical drug material to support the continued growth of our clinical programs, will require substantial additional expenditures, and we will need to hire and train significant numbers of employees and managerial personnel to staff our manufacturing and supply chain operations. Start-up costs can be large and scale-up entails significant risks related to process development and manufacturing yields. In addition, we may face difficulties or delays in developing or acquiring the necessary production equipment and technology to manufacture sufficient quantities of our product candidates at reasonable costs and in compliance with applicable regulatory requirements. The FDA and analogous foreign regulatory authorities must determine that our existing and any expanded manufacturing facilities comply, or continue to comply, with cGMP requirements for both clinical and commercial production and license them, or continue to license them, accordingly, and such facilities must also comply with applicable environmental, safety, and other governmental permitting requirements. We may not successfully expand or establish sufficient manufacturing capabilities or manufacture our products economically or in compliance with cGMPs and other regulatory requirements, and we and our collaborators may not be able to build or procure additional capacity in the required timeframe to meet commercial demand for our late-stage product candidates if they receive regulatory approval, and to continue to meet the requirements of our clinical programs. This would interfere with our efforts to successfully commercialize EYLEA and, if they receive regulatory approval, ZALTRAP and ARCALYST for the prevention of gout flares in patients initiating uric acid-lowering treatment, and could also delay or require us to discontinue one or more of our clinical development programs. As a result, our business, prospects, operating results, and financial condition could be materially harmed.

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

     We have large-scale manufacturing operations in Rensselaer, New York. We use our facilities to produce bulk product of ARCALYST for the treatment of CAPS, bulk product of EYLEA for the treatment of wet AMD and clinical and preclinical candidates for ourselves and our collaborations, and plan to use such facilities to produce bulk product for commercial supply of our late-stage product candidates or new indications of our marketed products if they are approved for marketing. If our clinical candidates are discontinued or their clinical development is delayed, if the launch of any of our late-stage product candidates or new indications for our marketed products is delayed or does not occur, or if such products are launched and subsequently recalled or marketing approval is rescinded, we may have to absorb one hundred percent of related overhead costs and inefficiencies, as well as similar costs of third-party contract manufacturers performing services for us.

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

     Also, certain raw materials necessary for the manufacture and formulation of ARCALYST and EYLEA and of our product candidates, including ZALTRAP, are provided by single-source unaffiliated third-party suppliers. In addition, we rely on certain third parties to perform filling, finishing, distribution, laboratory testing, and other services related to the manufacture of ARCALYST, EYLEA, and our product candidates. We would be unable to obtain these raw materials or services for an indeterminate period of time if any of these third parties were to cease or interrupt production or otherwise fail to supply these materials, products, or services to us for any reason, including due to regulatory requirements or action, adverse financial developments at or affecting the supplier, failure by the supplier to comply with cGMPs, business interruptions, or labor shortages or disputes. This, in turn, could materially and adversely affect our ability to manufacture or supply ARCALYST for the treatment of CAPS and EYLEA for the treatment of wet AMD and to manufacture and supply commercial quantities of EYLEA for other ophthalmologic diseases, ZALTRAP for previously-treated mCRC, and ARCALYST for the prevention of gout flares in patients initiating uric-acid lowering therapy if they receive regulatory approval, which could materially and adversely affect our business and future prospects.

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

     We and our third-party providers are required to maintain compliance with cGMP, and are subject to inspections by the FDA or comparable agencies in other jurisdictions to confirm such compliance. Changes of suppliers or modifications of methods of manufacturing may require amending our application(s) to the FDA or such comparable foreign agencies and acceptance of the change by the FDA or such comparable foreign agencies prior to release of product(s). Because we produce multiple product candidates at our facility in Rensselaer, New York, including ARCALYST, EYLEA, and ZALTRAP, there are increased risks associated with cGMP compliance. Our inability, or the inability of our third-party fill/finish or other service providers, to demonstrate ongoing cGMP compliance could require us to engage in lengthy and expensive remediation efforts, withdraw or recall product, halt or interrupt clinical trials, and/or interrupt commercial supply of any marketed products, and could also delay or prevent our obtaining regulatory approval for our late-stage product candidates or new indications for our marketed products. Any delay, interruption, or other issue that arises in the manufacture, fill/finish, packaging, or storage of any drug product or product candidate as a result of a failure of our facilities or the facilities or operations of third parties to pass any regulatory agency inspection or maintain cGMP compliance could significantly impair our ability to develop, obtain approval for, and successfully commercialize our products, which would substantially harm our business and prospects. Any finding of non-compliance could also increase our costs, cause us to delay the development of our product candidates, result in delay in our obtaining, or our not obtaining, regulatory approval of product candidates or new indications for our marketed products, and cause us to lose revenue from any marketed products, which could be seriously detrimental to our business, prospects, operating results, and financial condition.

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

     In particular, we are in the launch phase of commercialization of EYLEA for wet AMD and cannot be sure that EYLEA will be successful longer term. In addition to the challenges we face related to a company launching its first major commercial drug, as described in detail in the risk factor immediately below, we and Bayer HealthCare will face intense competition from Lucentis® and from off-label use of Avastin®, both of which have been on the market for a number of years. We expect that the continued commercial success of EYLEA for the treatment of wet AMD will depend on many factors, including the following:

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
  our ability to effectively communicate to the marketplace the benefits of the dosing regimen of EYLEA as compared to the dosing regimen of Lucentis®, and the willingness of retinal specialists and patients to switch from Lucentis® or off-label use of Avastin® to EYLEA for the treatment of wet AMD;
  the ability of patients, retinal specialists, and other providers to obtain and maintain sufficient coverage and reimbursement from third-party payers, including Medicare and Medicaid in the United States and other government and private payers in the United States and foreign jurisdictions; and
  the effect of new health care legislation currently being implemented in the United States.

     While we believe that EYLEA for the treatment of wet AMD has a commercially competitive profile, we cannot predict whether ophthalmologists, particularly retinal specialists, and patients, will continue to accept and utilize EYLEA. Our and Bayer HealthCare's efforts to educate the relevant medical community and third-party payers regarding the benefits of EYLEA for the treatment of wet AMD will require significant resources and may not be successful in achieving our objectives. If EYLEA is approved for marketing but does not achieve significant market acceptance for the treatment of wet AMD, our ability to sustain profitability would be materially impaired.

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

     If ARCALYST receives regulatory approval, we will have to rely on a third party or devote significant resources to develop our own sales and marketing capabilities, and our distribution network, for patients with gout flares initiating uric acid-lowering drug therapy. If we are unable to obtain these capabilities, either by developing our own organizations or entering into agreements with others to provide these functions, even if ARCALYST for the prevention of gout flares for patients initiating uric-acid lowering therapy receives marketing approval, we will not be able to successfully launch and commercialize this product, which would also materially harm our business, prospects, operating results, and financial condition.

     We have limited experience in sales, marketing, or distribution of products in substantial commercial quantities or in establishing and managing the required infrastructure to do so, including large-scale information technology systems and a large-scale distribution network, and we may be unable to establish such infrastructure on a timely basis. To the extent we determine to utilize third parties to provide sales, marketing, or distribution capabilities for ARCALYST if it is approved for the prevention of gout flares in patients initiating uric-acid lowering therapy or any of our other product candidates or new indications for marketed products if they receive regulatory approval, we may encounter difficulties in retaining such parties on acceptable terms. Even if we hire qualified sales and marketing personnel, and establish the required infrastructure we need to support our objectives, or enter into marketing and distribution agreements with third parties on acceptable terms, we may not do so in an efficient manner or on a timely basis. We may not be able to correctly judge the size and experience of the sales and marketing force and the scale of distribution capabilities necessary to successfully market and sell in the United States EYLEA, ARCALYST if approved for the prevention of gout flares in patients initiating uric-acid lowering therapy, or any of our other product candidates or new indications if they receive regulatory approval in the United States and as to which we retain sales and marketing responsibility in that market. Establishing and maintaining sales, marketing, and distribution capabilities are expensive and time-consuming. Our expenses associated with building up and maintaining a sales force and distribution capabilities may be disproportional, particularly in the near term, compared to the revenues we may be able to generate on sales in the United States of EYLEA or ARCALYST if approved for the prevention of gout flares in patients initiating uric-acid lowering therapy. Ultimately neither we nor our collaborators may be successful in commercializing EYLEA or, if they received regulatory approval, ZALTRAP, ARCALYST for the prevention of gout flares in patients initiating uric-acid lowering therapy, or any of our other product candidates.

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

     The market for eye disease products is also very competitive. Novartis and Genentech are collaborating on the commercialization and further development of a VEGF antibody fragment, Lucentis® for the treatment of wet AMD, CRVO, DME, and other eye indications. Lucentis® was approved by the FDA in June 2006 for the treatment of wet AMD and in June 2010 for the treatment of macular edema following retinal vein occlusion (RVO), CRVO, and BRVO. Lucentis® was also approved by the EMA for wet AMD in January 2007 and for DME in January 2011. Many other companies are working on the development of product candidates for the potential treatment of wet AMD and DME including those that act by blocking VEGF and VEGF receptors, as well as small interfering ribonucleic acids (siRNAs) that modulate gene expression. Ophthotech Corporation is developing FovistaTM, an aptamer directed against platelet-derived growth factor subunit B (PDGF-B), as a product candidate intended to be used in combination with an anti-VEGF therapy. In June 2012, Ophthotech announced results of a Phase 2b study that it claimed demonstrated that FovistaTM administered in combination with Lucentis® resulted in increased visual outcomes compared to Lucentis® monotherapy. In addition, ophthalmologists are using off-label, with success for the treatment of wet AMD, DME, and RVO, third-party repackaged versions of Genentech’s approved VEGF antagonist, Avastin®.

     The National Eye Institute (NEI) and others are conducting long-term, controlled clinical trials comparing Lucentis® to Avastin® in the treatment of wet AMD. One-year data from the CATT study were reported in April 2011 and indicated that Avastin® dosed monthly was non-inferior to Lucentis® dosed monthly in the primary efficacy endpoint of mean visual acuity gain at 52 weeks. Two-year data from CATT were reported in April 2012 and indicated that Avastin® was non-inferior to Lucentis® in mean visual acuity gain; as-needed dosing was not non-inferior to monthly dosing. It may be difficult for EYLEA in this or other eye indications for which it may be approved to compete against Lucentis® and off-label use of Avastin® because doctors and patients have had significant experience using these medicines. Moreover, the reported results of the CATT study, combined with the relatively low cost of Avastin® in treating patients with wet AMD, may well exacerbate the competitive challenge which EYLEA will face in this or other eye indications for which it may be approved. In addition, while we believe that ZALTRAP would not be well tolerated if administered directly to the eye, if ZALTRAP is approved for the treatment of certain cancers, there is a risk that third parties will attempt to repackage ZALTRAP for off-label use and sale for the treatment of wet AMD and other diseases of the eye, which would present a potential low-cost competitive threat to EYLEA for wet AMD or other eye indications.

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

     There are both small molecules and antibodies in development by other companies that are designed to block the synthesis of IL-1 or inhibit the signaling of IL-1. For example, Eli Lilly, Xoma (in collaboration with Servier), and Novartis are each developing antibodies to IL-1 and both Amgen and MedImmune are developing antibodies to the IL-1 receptor. In 2009, Novartis received regulatory approval in the United States and Europe for Ilaris®, a fully human anti-interleukin-IL1β antibody, for the treatment of CAPS. Ilaris® is also in development for atherosclerosis and a number of other inflammatory diseases. Novartis’ IL-1 antibody and these other drug candidates could offer competitive advantages over ARCALYST. For example, Ilaris® is dosed once every eight weeks compared to the once-weekly dosing regimen for ARCALYST. The successful development and/or commercialization of these competing molecules could adversely affect sales of ARCALYST for the treatment of CAPS and delay or impair our ability to commercialize ARCALYST for indications other than CAPS.

     We are developing ARCALYST for the prevention of gout flares in patients initiating uric acid-lowering therapy and have submitted a supplemental BLA filing for U.S. regulatory approval in this indication. In May 2012, the Arthritis Advisory Committee of the FDA, voted to recommend against approval of ARCALYST for the prevention of gout flares in patients initiating uric acid-lowering drug therapy. In January 2011, Novartis announced that the results of two Phase 3 studies with Ilaris® focused on reducing pain and preventing recurrent attacks or “flares” in patients with hard-to-treat gout were positive. In June 2011, the Arthritis Advisory Committee voted to recommend against approval in a gout indication for Ilaris® (canikinumab), Novartis’ IL-1 inhibitor which works through a similar mechanism as ARCALYST and, in August 2011, Novartis received a Complete Response letter from the FDA requesting additional information, including clinical data to evaluate the benefit-risk profile of Ilaris® in refractory patients. Novartis has also reported that regulatory filings for the use of Ilaris® in gouty arthritis have been completed in the European Union in 2010 and in the United States in the first quarter of 2011, based on the results of these two Phase 3 studies. Ilaris® is dosed less frequently for the treatment of CAPS, and if it is approved for the treatment of gout flares in patients initiating uric-acid lowering therapy, it may be perceived by some physicians as offering competitive advantages over ARCALYST, which would make it difficult for us to successfully commercialize ARCALYST in that disease if ARCALYST receives regulatory approval.

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

     We are aware of several pharmaceutical and biotechnology companies actively engaged in the research and development of antibody products against targets that are also the targets of our early-stage product candidates. For example, Pfizer, Johnson & Johnson, and Abbott are developing antibody product candidates against NGF. Genentech/Roche is marketing an antibody against IL-6R (tocilizumab) for the treatment of rheumatoid arthritis, and several other companies, including Centocor/Johnson & Johnson, and Bristol-Myers Squibb, have antibodies against IL-6 in clinical development for this disease. GlaxoSmithKline, in partnership with OncoMed Pharmaceuticals, has a Dll4 antibody in clinical development for the treatment of solid tumors. Aerovance has two formulations of a biologic directed against IL-4 in clinical development. Amgen previously had an antibody against IL-4R in clinical development for the treatment of asthma. Several companies, including Amgen, Pfizer, and Roche, have development programs for antibodies against PCSK9. Amgen, Pfizer, and AstraZeneca have development programs underway for antibodies against ANG2. If any of these or other competitors announces a successful clinical study involving a product that may be competitive with one of our product candidates or the grant of marketing approval by a regulatory agency for a competitive product, such developments may have an adverse effect on our business or future prospects.

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

     Since EYLEA for the treatment of wet AMD and other eye diseases, and if approval, ZALTRAP for oncology indications, and ARCALYST for the prevention of gout flares in patients initiating uric-acid lowering therapy, will likely be too expensive for most patients to afford without health insurance coverage, if these products are unable to obtain adequate coverage and reimbursement by third-party payers, including Medicare and Medicaid in the United States, our ability to successfully commercialize these products would be materially adversely impacted. The status of a J-Code for our marketed products could also affect reimbursement. J-Codes are permanent reimbursement codes maintained by CMS that are a component of HCPCS, and are typically used to report injectable drugs that ordinarily cannot be self-administered. Although we have a J-Code for ARCALYST, we do not currently have a J-Code for EYLEA, although we anticipate assignment of a J-Code for EYLEA in January 2013. Effective July 1, 2012, CMS issued a Q-Code which is a temporary code to facilitate reimbursement for physician-administered EYLEA in wet AMD pending the issuance of the J-Code expected in January 2013. Without a unique J-Code identifier and prior to the effective date of the Q-code, EYLEA has been billed using a non-specific miscellaneous J-Code. Since such codes may be used for a wide variety of products, health plans may have more difficulty determining the actual product used and billed for the patient. As a result, these claims must often be submitted with additional information and manually processed, which can create delays in claims processing times as well as increasing the likelihood for claim errors. Third-party payers, including Medicare and Medicaid in the United States, may not cover and/or reimburse for these products at levels required for us to successfully commercialize these products. Any limitation imposed by third-party payers on the use of our products if they are approved for marketing, or any action or decision by CMS or analogous foreign agencies or authorities which for any reason denies coverage or reimbursement for our products or provides coverage or reimbursement at levels that harm our products’ competitiveness or leads to lower prices for those products, will have a material negative effect on our ability to sustain profitability. In certain foreign countries, pricing, coverage, and level of reimbursement of prescription drugs are subject to governmental control, and we and our collaborators may be unable to obtain coverage, pricing, and/or reimbursement on terms that are favorable to us or necessary for us or our collaborators to successfully commercialize our products in those countries. In some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. Our results of operations may suffer if we or our collaborators are unable to market our products in foreign countries or if coverage and reimbursement for our products in foreign countries is limited or delayed.

Regulatory and Litigation Risks

If the testing or use of our products harms people, we could be subject to costly and damaging product liability claims.

     The testing, manufacturing, marketing, and sale of drugs for use in people expose us to product liability risk. Any informed consent or waivers obtained from people who enroll in our clinical trials may not protect us from liability or the cost of litigation. We may also be subject to claims by patients who use our approved products, ARCALYST for the treatment of CAPS, or EYLEA for the treatment of wet AMD, or EYLEA for other indications, ZALTRAP for previously-treated mCRC, or ARCALYST for the prevention of gout flares in patients initiating uric-acid lowering therapy if those product candidates receive regulatory approval and become commercially available, that they have been injured by a side effect associated with the drug. We may face product liability claims and be found responsible even if injury arises from the acts or omissions of our third-party fill/finish or other providers. Our product liability insurance may not cover all potential liabilities or may not completely cover any liability arising from any such litigation. Moreover, in the future we may not have access to liability insurance or be able to maintain our insurance on acceptable terms.

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

     We are subject to changing rules and regulations of various federal and state governmental authorities as well as the stock exchange on which our Common Stock is listed. These entities, including the Public Company Accounting Oversight Board (PCAOB), the Securities and Exchange Commission (SEC), and The NASDAQ Stock Market LLC, have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional requirements and regulations in response to laws enacted by Congress, including the Sarbanes-Oxley Act of 2002 and, most recently, the Dodd-Frank Wall Street Reform and Protection Act, or the Dodd-Frank Act. There are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act that expressly authorized or required the SEC to adopt additional rules in these areas. Our efforts to comply with these requirements and regulations have resulted in, and are likely to continue to result in, an increase in expenses and a diversion of management’s time from other business activities.

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

     We rely heavily on Sanofi to lead much of the development of ZALTRAP. Sanofi initially funds all of the development expenses incurred by both companies in connection with the ZALTRAP program. If the ZALTRAP program continues, we will rely on Sanofi to assist with funding the ZALTRAP program, provide commercial manufacturing capacity, enroll and monitor clinical trials, obtain regulatory approval, particularly outside the United States, and lead the commercialization of ZALTRAP. While ZALTRAP may not ever be successfully developed and commercialized, if Sanofi fails to perform its obligations in a timely manner, or at all, our ability to develop, manufacture, and commercialize ZALTRAP in previously-treated mCRC will be significantly adversely affected. Sanofi has the right to terminate its collaboration agreement with us at any time upon twelve months advance notice. If Sanofi were to terminate its collaboration agreement with us, we would not have the resources or skills to replace those of our partner, which could require us to seek additional funding that might not be available on favorable terms or at all, and could cause significant delays in the development and/or manufacture of ZALTRAP and result in substantial additional costs to us. We have limited commercial capabilities and would have to develop or outsource these capabilities. Termination of the Sanofi collaboration agreement for ZALTRAP would create substantial new and additional risks to the successful development and commercialization of ZALTRAP.

If our collaboration with Bayer HealthCare for EYLEA is terminated, or Bayer HealthCare materially breaches its obligations thereunder, our business operations, prospects, and financial condition, and our ability to continue to develop EYLEA and commercialize EYLEA outside the United States in the time expected, or at all, would be materially harmed.

     We rely heavily on Bayer HealthCare to assist with the development, and the commercialization outside the United States, of EYLEA. Under our agreement with them, Bayer HealthCare is required to fund approximately half of the development expenses incurred by both companies in connection with the global EYLEA development program. As the EYLEA program continues, we will continue to rely on Bayer HealthCare to assist with funding the EYLEA development program, continue to lead the development of EYLEA outside the United States, obtain regulatory approval outside the United States, and provide all sales, marketing, and commercial support for the product outside the United States. In particular, Bayer HealthCare has responsibility for selling EYLEA outside the United States using its sales force in countries other than Japan. In Japan, Santen Pharmaceuticals Co. Ltd. will sell EYLEA pursuant to a Co-Promotion and Distribution Agreement with Bayer HealthCare’s Japanese affiliate. While we cannot assure you that EYLEA will receive regulatory approval in or outside the United States or be successfully commercialized, if Bayer HealthCare and, in Japan, Santen do not perform their obligations in a timely manner, or at all, our ability to develop, manufacture, and commercialize EYLEA outside the United States will be significantly adversely affected. Bayer HealthCare has the right to terminate its collaboration agreement with us at any time upon six or twelve months advance notice, depending on the circumstances giving rise to termination. If Bayer HealthCare were to terminate its collaboration agreement with us, we would not have the resources or skills to replace those of our partner, which could require us to seek additional funding or another collaboration that might not be available on favorable terms or at all, and could cause significant delays in the development and/or commercialization of EYLEA outside the United States and result in substantial additional costs to us. We currently have limited commercial capabilities and would have to develop or outsource these capabilities outside the United States. Termination of the Bayer HealthCare collaboration agreement would create substantial new and additional risks to the successful development and commercialization of EYLEA, particularly outside the United States.

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
  progress, delays, or results in clinical trials of our or our competitors’ product candidates or new indications for marketed products;
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
  public concern as to the safety or effectiveness of any of our marketed products or product candidates or new indications for our marketed products, including EYLEA or, if approved, ZALTRAP, or ARCALYST for the prevention of gout flares in patients initiating uric acid-lowering therapy;
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

     In addition, we have a Change in Control Severance Plan and our Chief Executive Officer has an employment agreement that provides severance benefits in the event our officers are terminated as a result of a change in control of our company. Many of our stock options issued under our Second Amended and Restated 2000 Long-Term Incentive Plan, as amended and restated, may become fully vested in connection with a “change in control” of our company, as defined in the plan. These contractual provisions may also have the effect of deterring, delaying, or preventing an acquisition or other change in control.

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

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit
Number	Description
10.1*	-	Amendment Agreement, dated May 7, 2012, by and between Bayer HealthCare LLC and the Registrant.
31.1	-	Certification of CEO pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	-	Certification of CFO pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32	-	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.
101	-	Interactive Data File
101.INS	-	XBRL Instance Document
101.SCH	-	XBRL Taxonomy Extension Schema
101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	-	XBRL Taxonomy Extension Label Linkbase
101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	-	XBRL Taxonomy Extension Definition Document
____________________

* The Company has requested confidential treatment of certain information contained in this exhibit. Such information has been filed separately with the Commission pursuant to the Company’s application for confidential treatment.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGENERON PHARMACEUTICALS, INC.

Date: July 25, 2012	By:	/s/ MURRAY A. GOLDBERG

Murray A. Goldberg
Senior Vice President, Finance & Administration,
Chief Financial Officer, Treasurer, and
Assistant Secretary
(Principal Financial Officer and
Duly Authorized Officer)