Form 10-Q
period 2012-09-30
REGENERON PHARMACEUTICALS INC
filed 2012-10-24
CIK 872589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	September 30, 2012

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number	0-19034
REGENERON PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

New York	13-3444607
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

777 Old Saw Mill River Road
Tarrytown, New York	10591-6707
(Address of principal executive offices)	(Zip Code)
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

Large accelerated filer	X		Accelerated filer
Non-accelerated filer		(Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Number of shares outstanding of each of the registrant’s classes of common stock as of October 12, 2012:

Class of Common Stock	Number of Shares
Class A Stock, $0.001 par value	2,089,512
Common Stock, $0.001 par value	94,470,885

REGENERON PHARMACEUTICALS, INC.

September 30, 2012

"ARCALYST®", "EYLEA®", "ZALTRAP®”, “VelocImmune®”, “VelociGene®”, ”VelociMouse®”, “VelociMab®”, and “VelociSuite™” are trademarks of Regeneron Pharmaceuticals, Inc. All other trademarks in this Form 10-Q are the property of their respective owners.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
REGENERON PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS (Unaudited)
(In thousands, except share data)

ASSETS	September 30, 2012	December 31, 2011
Current assets:
Cash and cash equivalents	$118,998	$483,610
Marketable securities	143,554	43,332
Accounts receivable - trade, net	506,682	28,254
Accounts receivable from Sanofi	94,589	74,781
Prepaid expenses and other current assets	84,780	35,800
Total current assets	948,603	665,777

Restricted cash and marketable securities	8,173	7,721
Marketable securities	312,600	275,887
Property, plant, and equipment, at cost, net of accumulated depreciation and amortization	372,917	367,955
Other assets	18,322	6,243
Total assets	$1,660,615	$1,323,583

LIABILITIES and STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$124,224	$95,625
Deferred revenue from Sanofi, current portion	19,588	20,011
Deferred revenue - other, current portion	33,479	31,629
Facility lease obligations, current portion	1,277	1,006
Total current liabilities	178,568	148,271

Deferred revenue from Sanofi	77,446	86,017
Deferred revenue - other	141,132	162,593
Facility lease obligations	159,499	159,508
Convertible senior notes	290,959	275,019
Other long term liabilities	6,987	6,443
Total liabilities	854,591	837,851

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value; 30,000,000 shares authorized; issued and outstanding - none
Class A Stock, convertible, $.001 par value; 40,000,000 shares authorized; shares issued and outstanding - 2,089,512 at September 30, 2012 and 2,109,512 at December 31, 2011	2	2
Common Stock, $.001 par value; 160,000,000 shares authorized; shares issued and outstanding - 94,410,423 at September 30, 2012 and 90,692,071 at December 31, 2011	94	91
Additional paid-in capital	1,795,293	1,754,824
Accumulated deficit	(987,461)	(1,267,323)
Accumulated other comprehensive loss	(1,904)	(1,862)
Total stockholders' equity	806,024	485,732
Total liabilities and stockholders' equity	$1,660,615	$1,323,583
The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Unaudited)
(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Condensed Statements of Operations
Revenues:
Net product sales	$249,172	$5,468	$576,622	$14,934
Sanofi collaboration revenue	145,042	79,802	319,035	249,577
Bayer HealthCare collaboration revenue	26,701	10,094	48,308	33,698
Technology licensing	5,893	5,893	17,679	18,966
Contract research and other	879	1,576	2,231	5,672
	427,687	102,833	963,875	322,847

Expenses:
Research and development	158,295	127,924	444,530	400,465
Selling, general, and administrative	46,883	32,916	153,016	80,912
Cost of goods sold	20,145	450	54,286	1,227
	225,323	161,290	651,832	482,604

Income (loss) from operations	202,364	(58,457)	312,043	(159,757)

Other income (expense):
Investment income	517	715	1,628	2,750
Interest expense	(11,413)	(4,061)	(33,809)	(11,827)
	(10,896)	(3,346)	(32,181)	(9,077)

Income (loss) before income taxes	191,468	(61,803)	279,862	(168,834)

Income tax (expense) benefit		(562)		517

Net income (loss)	$191,468	$(62,365)	$279,862	$(168,317)

Net income (loss) per share - basic	$2.02	$(0.68)	$2.97	$(1.87)
Net income (loss) per share - diluted	$1.72	$(0.68)	$2.55	$(1.87)

Weighted average shares outstanding - basic	95,012	91,046	94,349	90,215
Weighted average shares outstanding - diluted	115,830	91,046	109,780	90,215

Condensed Statements of Comprehensive Income (Loss)
Net income (loss)	$191,468	$(62,365)	$279,862	$(168,317)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of tax	467	(827)	(42)	760
Comprehensive income (loss)	$191,935	$(63,192)	$279,820	$(167,557)
The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
For the nine months ended September 30, 2012 and 2011
(In thousands)

	Class A Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2011	2,109	$2	90,692	$91	$1,754,824	$(1,267,323)	$(1,862)	$485,732
Issuance of Common Stock in connection with exercise of stock options			3,773	4	48,436			48,440
Common Stock tendered upon exercise of stock options in connection with employee tax obligations			(639)	(1)	(71,474)			(71,475)
Issuance of Common Stock in connection with Company 401(k) Savings Plan contribution			64
Issuance of restricted Common Stock under Long-Term Incentive Plan			500
Conversion of Class A Stock to Common Stock	(20)		20
Stock-based compensation charges					63,507			63,507
Net income						279,862		279,862
Other comprehensive loss							(42)	(42)
Balance, September 30, 2012	2,089	$2	94,410	$94	$1,795,293	$(987,461)	$(1,904)	$806,024

Balance, December 31, 2010	2,182	$2	87,238	$87	$1,575,780	$(1,045,563)	$(2,491)	$527,815
Issuance of Common Stock in connection with exercise of stock options			3,284	3	40,135			40,138
Common Stock tendered upon exercise of stock options in connection with employee tax obligations			(284)		(16,316)			(16,316)
Issuance of Common Stock in connection with Company 401(k) Savings Plan contribution			92		3,405			3,405
Issuance of restricted Common Stock under Long-Term Incentive Plan			16
Conversion of Class A to Common Stock	(73)		73
Stock-based compensation charges					40,768			40,768
Net loss						(168,317)		(168,317)
Other comprehensive income, net of tax							760	760
Balance, September 30, 2011	2,109	$2	90,419	$90	$1,643,772	$(1,213,880)	$(1,731)	$428,253
The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine months ended September 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$279,862	$(168,317)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	27,162	23,156
Non-cash compensation expense	63,385	40,561
Other non-cash charges and expenses, net	21,293	2,121
Changes in assets and liabilities:
(Increase) decrease in Sanofi and trade accounts receivable	(498,236)	4,933
(Increase) decrease in prepaid expenses and other assets	(61,892)	3,425
Decrease in deferred revenue	(28,605)	(32,498)
Increase in accounts payable, accrued expenses, and other liabilities	29,231	35,254
Total adjustments	(447,662)	76,952
Net cash used in operating activities	(167,800)	(91,365)

Cash flows from investing activities:
Purchases of marketable securities	(398,253)	(115,538)
Sales or maturities of marketable securities	260,770	324,530
Increase in restricted cash and marketable securities	(518)	(685)
Capital expenditures	(34,175)	(45,928)
Net cash (used in) provided by investing activities	(172,176)	162,379

Cash flows from financing activities:
Payments in connection with facility and capital lease obligations	(1,601)	(1,010)
Net proceeds from issuances of Common Stock	48,440	40,135
Payments in connection with Common Stock tendered for employee tax obligations	(71,475)	(16,316)
Net cash (used in) provided by financing activities	(24,636)	22,809

Net (decrease) increase in cash and cash equivalents	(364,612)	93,823

Cash and cash equivalents at beginning of period	483,610	112,572

Cash and cash equivalents at end of period	$118,998	$206,395
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

2. Revenues
     Net Product Sales
In November 2011, the Company received marketing approval from the U.S. Food and Drug Administration (“FDA”) for EYLEA® (aflibercept) Injection for the treatment of neovascular wet age-related macular degeneration (“wet AMD”). In September 2012, the Company received marketing approval from the FDA for EYLEA Injection for the treatment of macular edema following central retinal vein occlusion ("CRVO"). EYLEA net product sales totaled $244.4 million and $561.9 million for the three and nine months ended September 30, 2012, respectively.
     In February 2008, the Company received marketing approval from the FDA for ARCALYST® Injection for Subcutaneous Use for the treatment of Cryopyrin-Associated Periodic Syndromes (“CAPS”). ARCALYST net product sales totaled $4.8 million and $5.5 million for the three months ended September 30, 2012 and 2011, respectively, and $14.7 million and $14.9 million for the nine months ended September 30, 2012 and 2011, respectively.
     The Company sells EYLEA in the United States to three distributors and several specialty pharmacies. The Company sells ARCALYST in the United States to two specialty pharmacies. Under these distribution agreements, the distributors and specialty pharmacies (collectively, the Company’s “customers”) generally take physical delivery of product. For EYLEA, the distributors and specialty pharmacies generally sell the product directly to healthcare providers; whereas for ARCALYST, the specialty pharmacies sell the product directly to patients. The Company records revenue from product sales upon delivery to its customers. For both the three and nine months ended September 30, 2012, the Company recorded 79% of its gross product revenue from sales to Besse Medical, a subsidiary of AmerisourceBergen Corporation.
     Revenue from product sales are recorded net of applicable provisions for prompt pay discounts, rebates and chargebacks under governmental programs (including Medicaid), product returns, distribution-related fees, and other sales-related deductions. The following table summarizes the provisions, and credits/payments, for government rebates and chargebacks, distribution-related fees, and other sales-related deductions; such amounts were not significant as of and for the nine months ended September 30, 2011.

	Rebates & Chargebacks	Distribution- Related Fees	Other Sales- Related Deductions	Total
Balance as of December 31, 2011	$585	$1,451	$182	$2,218
Provision related to current period sales	10,021	31,545	2,905	44,471
Credits/payments	(7,185)	(16,847)	(1,193)	(25,225)
Balance as of September 30, 2012	$3,421	$16,149	$1,894	$21,464

Collaboration Revenue
In August 2012, the FDA approved ZALTRAP® (ziv-aflibercept) Injection for Intravenous Infusion, in combination with 5-fluorouracil, leucovorin, irinotecan (FOLFIRI), for patients with metastatic colorectal cancer (“mCRC”) that is resistant to or has progressed following an oxaliplatin-containing regimen, and Sanofi commenced ZALTRAP sales in the United States. The Company and Sanofi globally collaborate on the development and commercialization of ZALTRAP. Under the terms of the companies' September 2003 collaboration agreement, as amended, Regeneron and Sanofi share co-promotion rights and profits and losses on sales of ZALTRAP in the United States. For the three months ended September 30, 2012, the Company recorded its $7.4 million share of the collaboration's loss in connection with commercialization of ZALTRAP within Sanofi collaboration revenue in the Company's condensed statements of operations and comprehensive income (loss).
In addition, under the terms of the Company's collaboration agreement with Sanofi, the Company earned, and recorded as revenue in the third quarter of 2012, a $50.0 million substantive milestone payment from Sanofi upon FDA approval of ZALTRAP, and such payment was received by the Company in August 2012.
In September 2012, the Japanese Ministry of Health, Labour and Welfare (“MHLW”) approved EYLEA for the treatment of wet AMD. The Company and Bayer HealthCare globally collaborate on the development and commercialization of EYLEA outside of the United States. Under the terms of the companies' collaboration agreement, the Company earned, and recorded as revenue in the third quarter of 2012, a $15.0 million substantive milestone payment from Bayer HealthCare upon receipt of approval from MHLW of EYLEA for wet AMD, and such payment was received by the Company in October 2012. Commercial sales of EYLEA in Japan had not commenced as of the end of the third quarter of 2012.

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)

3. Per Share Data
     The Company’s basic net income (loss) per share amounts have been computed by dividing net income (loss) by the weighted average number of shares of Common Stock and Class A Stock outstanding. Net income (loss) per share is presented on a combined basis, inclusive of Common Stock and Class A Stock outstanding, as each class of stock has equivalent economic rights. Diluted net income per share includes the potential dilutive effect of other securities as if such securities were converted or exercised during the period, when the effect is dilutive. For the three and nine months ended September 30, 2011, the Company reported a net loss; therefore, no common stock equivalents were included in the computation of diluted net loss per share for this period, since such inclusion would have been antidilutive. The calculations of basic and diluted net income (loss) per share are as follows:

	Three Months Ended September 30,
	2012	2011
Net income (loss) - basic	$191,468	$(62,365)
Effect of dilutive securities:
Convertible senior notes - interest expense related to contractual coupon interest rate and amortization of discount and note issuance costs	7,374
Net income (loss) - diluted	$198,842	$(62,365)

(Shares in thousands)
Weighted average shares - basic	95,012	91,046
Effect of dilutive securities:
Stock options	14,106
Restricted stock	797
Convertible senior notes	4,761
Warrants	1,154
Dilutive potential shares	20,818
Weighted average shares - diluted	115,830	91,046

Net income (loss) per share - basic	$2.02	$(0.68)
Net income (loss) per share - diluted	$1.72	$(0.68)

	Nine Months Ended September 30,
	2012	2011
Net income (loss) - basic and diluted	$279,862	$(168,317)

(Shares in thousands)
Weighted average shares - basic	94,349	90,215
Effect of dilutive securities:
Stock options	14,080
Restricted stock	699
Warrants	652
Dilutive potential shares	15,431
Weighted average shares - diluted	109,780	90,215

Net income (loss) per share - basic	$2.97	$(1.87)
Net income (loss) per share - diluted	$2.55	$(1.87)

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)

Shares which have been excluded from the September 30, 2012 and 2011 diluted per share amounts because their effect would have been antidilutive, include the following (shares in thousands):

	Three Months Ended September 30,
	2012	2011
Stock options	175	20,395
Restricted stock		854
Warrants	3,607

	Nine Months Ended September 30,
	2012	2011
Stock options	91	21,239
Restricted stock		848
Convertible senior notes	4,761
Warrants	4,109

4. Statement of Cash Flows
     Supplemental disclosure of non-cash investing and financing activities:
    Included in accounts payable and accrued expenses at September 30, 2012 and December 31, 2011 were $7.0 million and $6.2 million, respectively, of accrued capital expenditures. Included in accounts payable and accrued expenses at September 30, 2011 and December 31, 2010 were $4.9 million and $10.7 million, respectively, of accrued capital expenditures. In addition, during the nine months ended September 30, 2012, the Company incurred non-cash charges of $2.7 million in connection with disposals and retirements of fixed assets.
     Included in marketable securities at September 30, 2012 and December 31, 2011 were $1.7 million and $0.7 million, respectively, of accrued interest income. Included in marketable securities at September 30, 2011 and December 31, 2010 were $1.1 million and $1.4 million, respectively, of accrued interest income.

5. Marketable Securities
     Marketable securities at September 30, 2012 and December 31, 2011 consisted of debt securities, as detailed below, and equity securities. The aggregate fair value of the equity securities was $2.5 million and $3.0 million at September 30, 2012 and December 31, 2011, respectively, and the aggregate cost basis was $4.0 million at both September 30, 2012 and December 31, 2011. The Company also held restricted marketable securities at both September 30, 2012 and December 31, 2011, which consisted of debt securities, as detailed below, that collateralize letters of credit and lease obligations.
     The following tables summarize the amortized cost basis of debt securities included in marketable securities, the aggregate fair value of those securities, and gross unrealized gains and losses on those securities at September 30, 2012 and December 31, 2011. The Company classifies its debt securities, other than mortgage-backed securities, based on their contractual maturity dates. Maturities of mortgage-backed securities have been estimated based primarily on repayment characteristics and experience of the senior tranches that the Company holds. The debt securities listed at September 30, 2012, excluding mortgage-backed securities, mature at various dates through August 2015. The mortgage-backed securities listed at September 30, 2012 mature at various dates through April 2028.

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)

	Amortized	Unrealized		Fair
At September 30, 2012	Cost Basis	Gains	Losses	Value
Unrestricted
Maturities within one year:
U.S. government obligations	$76,443	$84	$(1)	$76,526
U.S. government guaranteed corporate bonds	57,963	18	(1)	57,980
Municipal bonds	9,052			9,052
	143,458	102	(2)	143,558
Maturities after one year through five years:
U.S. government obligations	291,751	695	(9)	292,437
Municipal bonds	17,530	2	(7)	17,525
	309,281	697	(16)	309,962
Maturities after five years through ten years:
Mortgage-backed securities	157		(66)	91
	452,896	799	(84)	453,611
Restricted
Maturities within one year:
U.S. government obligations	4,248	4		4,252

Maturities after one year through five years:
U.S. government obligations	3,767	9		3,776
	8,015	13		8,028
	$460,911	$812	$(84)	$461,639

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)

	Amortized	Unrealized		Fair
At December 31, 2011	Cost Basis	Gains	(Losses)	Value
Unrestricted
Maturities within one year:
U.S. government obligations	$12,025	$42		$12,067
U.S. government guaranteed corporate bonds	15,263	53		15,316
U.S. government guaranteed collateralized mortgage obligations	623		$(1)	622
Municipal bonds	15,314	13	(1)	15,326
	43,225	108	(2)	43,331
Maturities after one year through five years:
U.S. government obligations	272,433	400	(81)	272,752
Mortgage-backed securities	104		(76)	28
	272,537	400	(157)	272,780
Maturities after five years through ten years:
Mortgage-backed securities	164		(77)	87
	315,926	508	(236)	316,198
Restricted
Maturities within one year:
U.S. government obligations	3,347	10		3,357

Maturities after one year through five years:
U.S. government obligations	2,572	11		2,583
	5,919	21		5,940
	$321,845	$529	$(236)	$322,138

     At September 30, 2012 and December 31, 2011, marketable securities included an additional unrealized loss of $1.5 million and $1.0 million, respectively, related to one equity security in the Company’s marketable securities portfolio.
     The following table shows the fair value of the Company’s marketable securities that have unrealized losses and that are deemed to be only temporarily impaired, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at September 30, 2012 and December 31, 2011.

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)

	Less than 12 Months		12 Months or Greater		Total
At September 30, 2012	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Unrestricted
U.S. government obligations	$27,033	$(10)			$27,033	$(10)
U.S. government guaranteed corporate bonds	25,411	(1)			25,411	(1)
Municipal bonds	11,073	(7)			11,073	(7)
Equity security			$2,543	$(1,501)	2,543	(1,501)
Mortgage-backed securities			91	(66)	91	(66)
	$63,517	$(18)	$2,634	$(1,567)	$66,151	$(1,585)

At December 31, 2011
Unrestricted
U.S. government obligations	$103,529	$(81)			$103,529	$(81)
U.S. government guaranteed collateralized mortgage obligations	623	(1)			623	(1)
Municipal bonds	4,603	(1)			4,603	(1)
Equity security	3,019	(1,025)			3,019	(1,025)
Mortgage-backed securities			$116	$(152)	116	(152)
	$111,774	$(1,108)	$116	$(152)	$111,890	$(1,260)

     Realized gains and losses are included as a component of investment income. For the three and nine months ended September 30, 2012 and 2011, total realized gains and losses on sales of marketable securities were not material.

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)

6. Fair Value Measurements
     The Company’s assets that are measured at fair value on a recurring basis, at September 30, 2012 and December 31, 2011, consist of the following:

		Fair Value Measurements at Reporting Date Using
At September 30, 2012	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Unrestricted
Available-for-sale marketable securities:
U.S. government obligations	$368,963		$368,963
U.S. government guaranteed corporate bonds	57,980		57,980
Municipal bonds	26,577		26,577
Mortgage-backed securities	91		91
Equity security	2,543	$2,543
	456,154	2,543	453,611

Restricted
Available-for-sale marketable securities:
U.S. government obligations	8,028		8,028
	$464,182	$2,543	$461,639

At December 31, 2011
Unrestricted
Available-for-sale marketable securities:
U.S. government obligations	$284,819		$284,819
U.S. government guaranteed corporate bonds	15,316		15,316
U.S. government guaranteed collateralized mortgage obligations	622		622
Municipal bonds	15,326		15,326
Mortgage-backed securities	115		115
Equity security	3,019	$3,019
	319,217	3,019	316,198

Restricted
Available-for-sale marketable securities:
U.S. government obligations	5,940		5,940
	$325,157	$3,019	$322,138

REGENERON PHARMACEUTICALS, INC.
Notes to Condensed Financial Statements (Unaudited)
(Unless otherwise noted, dollars in thousands, except per share data)

     Marketable securities included in Level 2 were valued using a market approach utilizing prices and other relevant information, such as interest rates, yield curves, prepayment speeds, loss severities, credit risks and default rates, generated by market transactions involving identical or comparable assets. The Company considers market liquidity in determining the fair value for these securities. The Company did not record any charges for other-than-temporary impairment of its Level 2 marketable securities during the three and nine months ended September 30, 2012 and 2011.
     The Company holds one Level 3 marketable security, which had a fair value of $0 at September 30, 2012 and December 31, 2011. This Level 3 security was valued using information provided by the Company’s investment advisors and other sources, including quoted bid prices which took into consideration the security’s lack of liquidity. There were no purchases, sales, or maturities of Level 3 marketable securities and no unrealized gains or losses related to Level 3 marketable securities for the three and nine months ended September 30, 2012 and 2011. There were no transfers of marketable securities between Levels 1, 2, or 3 classifications during the three and nine months ended September 30, 2012 and 2011.
     As of September 30, 2012, the Company had $400.0 million in aggregate principal amount of 1.875% convertible senior notes that will mature on October 1, 2016 unless earlier converted or repurchased. The fair value of the outstanding convertible senior notes was estimated to be $763.9 million as of September 30, 2012, and was determined based on quoted market rates.

7. Inventory
     Inventories as of September 30, 2012 and December 31, 2011, which were included in prepaid expenses and other current assets in the Company's condensed balance sheets, consist of the following:

	September 30, 2012	December 31, 2011
Raw materials	$6,553	$4,666
Work in process	18,580	10,806
Finished goods	4,437	1,142
	$29,570	$16,614

     For the three and nine months ended September 30, 2012, cost of goods sold included inventory write-downs and reserves totaling $0.2 million and $8.6 million, respectively. For the three and nine months ended September 30, 2011, there were no inventory write-downs or reserves included in cost of goods sold.

8. Accounts Payable and Accrued Expenses
     Accounts payable and accrued expenses as of September 30, 2012 and December 31, 2011 consist of the following:

	September 30, 2012	December 31, 2011
Accounts payable	$21,943	$27,736
Accrued payroll and related costs	46,620	42,835
Accrued clinical trial expense	11,502	9,850
Accrued sales-related deductions and royalties	21,961	3,947
Other accrued expenses and liabilities	22,198	11,257
	$124,224	$95,625

9. Income Taxes
     For the three and nine months ended September 30, 2012, income tax expense relating to the Company’s pre-tax income was fully offset by a reversal of a portion of the Company’s valuation allowance. The Company continues to recognize a full valuation allowance against its net operating loss carry-forward and other deferred tax assets since the Company has an extended history of losses. On a quarterly basis, the Company re-assesses the need for a valuation allowance against its deferred tax assets based upon various factors including its historical earnings trends to date, demonstration of sustained profitability, and forecasts of future operating results and utilization of net operating losses and tax credits prior to their expiration. Although objective and verifiable negative evidence continues to outweigh positive evidence, the Company is experiencing increased sales and profitability resulting from the approval of EYLEA. To the extent this trend continues, it is possible the Company's conclusion regarding the need for a full valuation allowance could change, resulting in the reversal of some or all of the valuation allowance in the near-term.
     For the three and nine months ended September 30, 2011, the Company incurred a net loss for tax purposes and recognized a full valuation allowance against deferred tax assets. For the three and nine months ended September 30, 2011, the Company recognized an income tax expense of $0.6 million and an income tax benefit of $0.5 million, respectively, in connection with the net tax effect of the change in the Company’s unrealized gain/(loss) on “available-for-sale” marketable securities, which is included in other comprehensive income (loss).

10. Legal Matters
     From time to time, the Company is a party to legal proceedings in the course of the Company’s business. The Company does not expect any such current ordinary course legal proceedings to have a material adverse effect on the Company’s business or financial condition. Costs associated with the Company’s involvement in legal proceedings are expensed as incurred.
     Genentech Patent Litigation
     The Company is aware of issued patents and pending patent applications owned by Genentech that claim certain chimeric VEGF receptors. The Company does not believe that ZALTRAP or EYLEA infringe any valid claim in these patents or patent applications. The Company is involved in five patent litigations with Genentech, two in the United States and three in Europe. In November 2010, the Company commenced a lawsuit against Genentech in the U.S. District Court for the Southern District of New York (the “Court”), seeking a declaratory judgment that no activities relating to the Company’s VEGF Trap infringe any valid claim of certain Genentech patents referred to as the Davis-Smyth patents (the “First Davis-Smyth Case”). Genentech answered the complaint and asserted counterclaims that the Company’s prior or planned activities relating to VEGF Trap have infringed or will infringe claims of four of the five Davis-Smyth patents and requested a judgment against the Company for damages, including for willful infringement, and other relief as the Court deems appropriate.
     On December 31, 2011, the Company entered into a Non-Exclusive License and Partial Settlement Agreement with Genentech (the “Genentech Agreement”) that covers making, using, and selling EYLEA in the United States for the prevention and treatment of human eye diseases and disorders in the United States, and ends the litigation relating to those matters. Under the Genentech Agreement, the Company received a non-exclusive license to the Davis-Smyth patents, and certain other technology patents owned or co-owned by Genentech. The Genentech Agreement does not cover any non-U.S. patent rights or non-U.S. patent disputes, and does not cover any use of aflibercept other than for prevention and treatment of human eye diseases and disorders in the United States. The First Davis-Smyth Case is continuing with respect to matters not covered by the Genentech Agreement. The Genentech Agreement provides for the Company to make payments to Genentech based on U.S. sales of EYLEA through May 7, 2016, the date the Davis-Smyth patents expire. As required by the Genentech Agreement, in the third quarter of 2012, the Company made a lump-sum payment of $60.0 million when cumulative U.S. sales of EYLEA reached $400 million. The Company will also pay royalties of 4.75% on cumulative U.S. sales of EYLEA between $400 million and $3 billion and 5.5% on any cumulative U.S. sales of EYLEA over $3 billion. As a result of the Genentech Agreement, on January 17, 2012, Genentech filed a second amended answer and counterclaim in the First Davis-Smyth Case, in which it amended its counterclaims alleging infringement of four of the five Davis-Smyth patents. On December 23, 2011, Genentech initiated a related case in the Court against Regeneron and Sanofi alleging infringement of four of the five Davis-Smyth Patents by activities relating to VEGF Trap (but excluding EYLEA) (the “Second Davis-Smyth Case”). As in the First Davis-Smyth Case, in the new complaint Genentech requests a judgment against the Company for damages, including for willful infringement, and other relief as the Court deems appropriate.

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
     The Company has initiated patent-related actions against Genentech in Germany, the United Kingdom, and Italy relating in each case to a patent that expires on October 28, 2012. The Company may initiate other actions in other countries outside the United States, which could have similar or other adverse outcomes that would materially harm its business and which, irrespective of the outcomes, may also entail significant costs and expenses. In the United Kingdom, an adverse decision dated March 22, 2012 is under appeal. This decision found the designation of European patent EP 1 238 986 in the United Kingdom to be valid and potential acts relating to VEGF Trap-Eye in the United Kingdom before expiration of the patent on October 28, 2012 to infringe this patent.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The discussion below contains forward-looking statements that involve risks and uncertainties relating to future events and the future financial performance of Regeneron Pharmaceuticals, Inc., and actual events or results may differ materially from these forward-looking statements. These statements concern, and these risks and uncertainties include, among others, the nature, timing, and possible success and therapeutic applications of ARCALYST®, EYLEA®, and ZALTRAP® and our product candidates, potential new indications for marketed products, and research and clinical programs now underway or planned; the likelihood and timing of possible regulatory approval and commercial launch of our late-stage product candidates and new indications for marketed products; determinations by regulatory and administrative governmental authorities which may delay or restrict our ability to continue to develop or commercialize ARCALYST, EYLEA, and ZALTRAP and other product and drug candidates and possible new indications for marketed products; the ability for us to manufacture and manage supply chains for multiple products and product candidates; competing drugs that may be superior to ARCALYST, EYLEA, and ZALTRAP and our product and drug candidates and possible new indications for marketed products; uncertainty of market acceptance of ARCALYST, EYLEA, and ZALTRAP and our product and drug candidates and possible new indications for marketed products; coverage and reimbursement determinations by third-party payers, including Medicare and Medicaid; unforeseen safety issues resulting from the administration of products and product candidates in patients; unanticipated expenses; the costs of developing, producing, and selling products; the ability for us to meet any of our financial projections or guidance and changes to the assumptions underlying those projections or guidance; the potential for the reversal of tax valuation allowances; the potential for any license or collaboration agreement, including our agreements with Sanofi and Bayer HealthCare LLC, to be canceled or terminated without any further product success; and risks associated with third-party intellectual property and pending or future litigation relating thereto. These statements are made by us based on management's current beliefs and judgment. In evaluating such statements, shareholders and potential investors should specifically consider the various factors identified under the caption “Risk Factors” which could cause actual events and results to differ materially from those indicated by such forward-looking statements. We do not undertake any obligation to update publicly any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law.
Overview
     Regeneron Pharmaceuticals, Inc. is a fully integrated biopharmaceutical company that discovers, invents, develops, manufactures, and commercializes medicines for the treatment of serious medical conditions. We currently have three marketed products in the United States:

•
EYLEA® (aflibercept) Injection, known in the scientific literature as VEGF Trap-Eye, which is available in the United States for the treatment of neovascular age-related macular degeneration (wet AMD) and macular edema following central retinal vein occlusion (CRVO).

•
ARCALYST® (rilonacept) Injection for Subcutaneous Use, which is available in the United States for the treatment of Cryopyrin-Associated Periodic Syndromes (CAPS), including Familial Cold Auto-inflammatory Syndrome (FCAS) and Muckle-Wells Syndrome (MWS), in adults and children 12 and older.

•
ZALTRAP® (ziv-aflibercept) Injection for Intravenous Infusion, known in the scientific literature as VEGF Trap, which is available in the United States for treatment, in combination with 5-fluorouracil, leucovorin, irinotecan (FOLFIRI), of patients with metastatic colorectal cancer (mCRC) that is resistant to or has progressed following an oxaliplatin-containing regimen. ZALTRAP is co-commercialized with Sanofi.

    Net product sales of EYLEA totaled $244.4 million in the third quarter and $561.9 million in the first nine months of 2012, and net product sales of ARCALYST totaled $4.8 million in the third quarter and $14.7 million in the first nine months of 2012. In addition, ZALTRAP product sales, which are recorded by Sanofi, commenced in the United States in August 2012 and for the third quarter of 2012, net product sales of ZALTRAP were $8.3 million.
In the third quarter of 2012, we earned a $50.0 million substantive milestone payment from Sanofi upon U.S. Food and Drug Administration (FDA) approval of ZALTRAP. In addition, we earned a $15.0 million substantive milestone payment from Bayer HealthCare in the third quarter of 2012 upon receipt of marketing approval in Japan for EYLEA for the treatment of wet AMD.
Net income was $191.5 million in the third quarter and $279.9 million in the first nine months of 2012. Our operating results over the next several years will be largely dependent upon our ability to continue to successfully commercialize EYLEA and the market penetration it achieves.

We have 12 product candidates in clinical development, all of which were discovered in our research laboratories. Our Trap-based programs are:

•	EYLEA, which is in clinical trials for the treatment of diabetic macular edema (DME) and macular edema following branch retinal vein occlusion (BRVO), in collaboration with Bayer HealthCare; and

•	ZALTRAP, which is being studied in combination with our angiopoietin-2 inhibitor (REGN910) in oncology in collaboration with Sanofi.
     Our antibody-based clinical programs include ten fully human monoclonal antibodies. The following six are being developed in collaboration with Sanofi:

•	Sarilumab (REGN88), an antibody to the interleukin-6 receptor (IL-6R), which is being developed in rheumatoid arthritis;

•	REGN727, an antibody to Proprotein Convertase Subtilisin/Kexin type 9 (PCSK9), which is being developed for low-density lipoprotein (LDL) cholesterol reduction;

•	REGN668, an antibody to the interleukin-4 receptor (IL-4R), which is being developed in atopic dermatitis and eosinophilic asthma;

•	REGN421, an antibody to Delta-like ligand-4 (Dll4), a novel angiogenesis target, which is being developed in oncology;

•	REGN910, an antibody to Angiopoietin-2 (ANG2), another novel angiogenesis target, which is being developed in oncology; and

•	REGN1033, an antibody to myostatin (GDF8), which is in clinical development.
     In addition, we are developing the following four antibodies independently:

•	REGN475, an antibody to Nerve Growth Factor (NGF), which is being developed for the treatment of pain (currently on clinical hold);

•	REGN846, an antibody in clinical development against an undisclosed target, which is being developed in atopic dermatitis;

•	REGN1154, an antibody in clinical development against an undisclosed target; and

•	REGN1400, an antibody to ErbB3, which is being developed in oncology.
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
Commercial Products:
EYLEA (aflibercept) Injection – Ophthalmologic Diseases
     In November 2011, we received U.S. marketing approval from the FDA for EYLEA Injection for the treatment of patients with wet AMD. On September 21,2012, we received U.S. marketing approval from the FDA for EYLEA Injection for the treatment of macular edema following CRVO. Net product sales of EYLEA were $244.4 million in the third quarter and $561.9 million in the first nine months of 2012.

Vascular Endothelial Growth Factor (VEGF) is a naturally occurring protein in the body. Its normal role in a healthy organism is to trigger formation of new blood vessels (angiogenesis) supporting the growth of the body's tissues and organs. However, in certain diseases, such as wet AMD, it is also associated with the growth of abnormal new blood vessels in the eye, which exhibit abnormal increased permeability that leads to edema. Scarring and loss of fine-resolution central vision often results. In CRVO, a blockage occurs in the main blood vessel that transports deoxygenated blood away from the retina. VEGF levels are elevated in response, contributing to macular edema.
EYLEA is a recombinant fusion protein, consisting of portions of human VEGF receptors 1 and 2 extracellular domains fused to the Fc portion of human IgG1 and formulated as an iso-osmotic solution for intravitreal administration. EYLEA acts as a soluble decoy receptor that binds VEGF-A and placental growth factor (PlGF) and thereby can inhibit the binding and activation of these cognate VEGF receptors. EYLEA is specially purified and contains iso-osmotic buffer concentrations, allowing for injection into the eye.
     We are collaborating with Bayer HealthCare on the global development of EYLEA outside the United States. In 2012, Bayer HealthCare has received marketing approval for EYLEA for the treatment of wet AMD in Australia in February, in Colombia in June, in Japan in September, and in Brazil in October. In September 2012, the European Committee for Medicinal Products for Human Use (CHMP) recommended approval of EYLEA for wet AMD to the European Medicines Agency (EMA) and final approval is anticipated by the end of the year. Bayer HealthCare expects to launch EYLEA in all these countries beginning later this year and continuing into 2013, and has additional regulatory applications pending in other countries.
Bayer HealthCare also plans to submit applications for marketing authorization for the treatment of macular edema following CRVO in Japan by the end of 2012 and in Europe shortly following receipt of approval in wet AMD.
Bayer HealthCare will market EYLEA outside the United States, where, for countries other than Japan, the companies will share equally the profits and losses from sales of EYLEA. In Japan, we are entitled to a royalty on sales of EYLEA, as described below. We maintain exclusive rights to EYLEA in the United States and are entitled to all profits from any such sales.
ZALTRAP (ziv-aflibercept) Injection for Intravenous Infusion - Oncology
In August 2012, the FDA approved ZALTRAP Injection for Intravenous Infusion in combination with 5-fluorouracil, leucovorin, irinotecan (FOLFIRI), for patients with mCRC that is resistant to or has progressed following an oxaliplatin-containing regimen. Net product sales for ZALTRAP recorded by Sanofi were $8.3 million in the third quarter of 2012, its first quarter on the market.
ZALTRAP is a fusion protein that is designed to bind all forms of VEGF-A, VEGF-B and P1GF, and prevent their interaction with cell surface receptors. VEGF-A (and to a lesser degree, P1GF) is required for the growth of new blood vessels (a process known as angiogenesis) that are needed for tumors to grow.
Regulatory applications for marketing authorization of ZALTRAP for the treatment of previously treated mCRC patients in the European Union and other countries have also been submitted and are currently under review by the respective regulatory agencies.

We and Sanofi globally collaborate on the development and commercialization of ZALTRAP, as described in the ZALTRAP "Clinical Programs" section below.

ARCALYST (rilonacept) Injection – CAPS
     Net product sales of ARCALYST (rilonacept) for the treatment of CAPS were $4.8 million in the third quarter of 2012, compared to $5.5 million in the same quarter of 2011. ARCALYST net product sales in the first nine months of 2012 were $14.7 million, compared to $14.9 million in the first nine months of 2011. We do not expect future net product sales of ARCALYST for the treatment of CAPS to be significant.
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

Clinical Programs:
1. EYLEA – Ophthalmologic Diseases
     We, together with our ex-U.S. collaborator Bayer HealthCare, are evaluating EYLEA in Phase 3 programs in patients with DME, macular edema following BRVO, and choroidal neovascularisation (CNV) of the retina as a result of pathologic myopia. Wet AMD, diabetic retinopathy (which includes DME), and retinal vein occlusion are three of the leading causes of adult blindness in the developed world. In these conditions, severe visual loss is caused by neovascular proliferation and/or retinal edema.
In the second quarter of 2011, we and Bayer HealthCare initiated Phase 3 studies to evaluate the safety and efficacy of EYLEA in DME. We are conducting one of these studies, VISTA-DME, in the United States. Bayer HealthCare is conducting the second study, VIVID-DME, in Europe, Japan, and Australia. Both the VISTA-DME and VIVID-DME trials are fully enrolled. An additional Phase 3 safety study in Japan (VIVID-Japan) was initiated in the first quarter of 2012 and is required for approval in Japan.
     In the first quarter of 2011, we and Bayer HealthCare initiated a Phase 3 trial in Asia in collaboration with the Singapore Eye Research Institute (SERI) investigating the efficacy and safety of EYLEA in patients with CNV of the retina as a result of pathologic myopia. This study is fully enrolled.
     In the fourth quarter of 2011, we and Bayer HealthCare initiated a Phase 3 trial in China evaluating the efficacy and safety of EYLEA in wet AMD (SIGHT). The trial is expected to include approximately 300 patients.
     In the second quarter of 2012, we initiated a multinational study of EYLEA in patients with macular edema following BRVO (VIBRANT).
In the fourth quarter of 2012, we expect to initiate a study to fulfill a post-marketing requirement by the FDA. RE-VIEW (Rigorous Evaluation of Vision and safety with Intravitreal aflibercept injection dosed Every 8 Weeks over 2 years in wet AMD), will evaluate the effect of EYLEA on corneal endothelium.
Collaboration with Bayer HealthCare
     In October 2006, we entered into a license and collaboration agreement with Bayer HealthCare for the global development and commercialization outside the United States of EYLEA. Under the agreement, we and Bayer HealthCare collaborate on, and share the costs of, the development of EYLEA through an integrated global plan. Bayer HealthCare will market EYLEA outside the United States, where, for countries other than Japan, the companies will share equally in profits and losses from any future sales of EYLEA. In May 2012, Bayer HealthCare’s Japanese subsidiary, Bayer Yakuhin, Ltd., and Santen Pharmaceutical Co., Ltd. entered into an agreement to co-promote EYLEA in Japan. In conjunction with this agreement, we and Bayer HealthCare amended our existing global license and collaboration agreement for EYLEA to convert the 50/50 profit share for Japan into a royalty agreement under which we are entitled to receive a tiered royalty of between 33.5% and 40.0% of EYLEA annual net sales in Japan. In certain specified circumstances, the Japan royalty may revert to a profit share arrangement.
     Commencing on the first commercial sale of EYLEA in a major market country outside the United States, we will be obligated to reimburse Bayer HealthCare for 50% of the development costs that it has incurred under the agreement from our share of the collaboration profits. The reimbursement payment in any quarter will equal 5% of the then outstanding repayment obligation, but never more than our share of the collaboration profits in the quarter unless we elect to reimburse Bayer HealthCare at a faster rate. Within the United States, we retain exclusive commercialization rights to EYLEA and are entitled to all profits from any such sales. We have earned $75 million in development milestone payments, and can earn up to $35 million in future milestone payments related to marketing approvals of EYLEA in major market countries outside the United States. We can also earn up to $135 million in sales milestone payments if total annual sales of EYLEA outside the United States achieve certain specified levels starting at $200 million.
2. ZALTRAP (ziv-aflibercept) – Oncology
    During the third quarter of 2012, we and Sanofi initiated a phase 1b study of a combination of ZALTRAP and our angiopoietin-2 inhibitor (REGN910) in patients with advanced solid malignancies.
     In April 2012, we and Sanofi announced that the Phase 3 VENICE trial for metastatic androgen-independent prostate cancer in combination with docetaxel/prednisone did not meet its primary endpoint.

ZALTRAP Collaboration with Sanofi
We and Sanofi globally collaborate on the development and commercialization of ZALTRAP. Under the terms of our September 2003 collaboration agreement, as amended, we and Sanofi will share co-promotion rights and share profits and losses from commercialization of ZALTRAP outside of Japan. In Japan, we are entitled to a royalty of approximately 35% on sales of ZALTRAP, subject to certain potential adjustments. We may also receive additional milestone payments upon receipt of additional specified marketing approvals.
Under the ZALTRAP collaboration agreement, as amended, agreed upon worldwide development expenses incurred by both companies during the term of the agreement are funded by Sanofi. If the collaboration becomes profitable, we will be obligated to reimburse Sanofi out of our share of ZALTRAP profits for 50% of the development expenses that they funded. The reimbursement payment in any quarter will equal 5% of the then outstanding repayment obligation, but never more than our share of the ZALTRAP profits in the quarter unless we elect to reimburse Sanofi at a faster rate. As a result, we expect that, initially, our share of any ZALTRAP profits will be diverted to reimburse Sanofi for this repayment obligation.
3. ARCALYST (rilonacept) – Inflammatory Diseases
     ARCALYST was being developed for the prevention of gout flares in patients initiating uric acid-lowering therapy. The Phase 3 program consisted of three studies: PRE-SURGE 1, PRE-SURGE 2, and RE-SURGE, as well as a long-term safety study (UPSURGE). Based on the positive results of these studies, we submitted a supplemental BLA (sBLA) in the fourth quarter of 2011 for U.S. regulatory approval of ARCALYST for the prevention of gout flares in patients initiating uric acid-lowering therapy. In July 2012, the FDA issued a Complete Response Letter for the sBLA, which stated that the FDA could not approve the application in its current form. The FDA requested additional clinical data, as well as additional Chemistry, Manufacturing, and Controls (CMC) information related to a proposed new dosage form. The FDA's action does not impact the approved indication of ARCALYST for the treatment of CAPS. We have discontinued development of ARCALYST in gout.
4. Sarilumab (REGN88; IL-6R Antibody) for inflammatory diseases
IL-6 is a key cytokine involved in the pathogenesis of rheumatoid arthritis, causing inflammation and joint destruction. A therapeutic antibody to IL-6R, ACTEMRA® (tocilizumab), a registered trademark of Chugai Seiyaku Kabushiki Kaisha, has been approved for the treatment of rheumatoid arthritis.
    Sarilumab is a fully human monoclonal antibody to IL-6R generated using our VelocImmune technology. In July 2011, we and Sanofi announced that in the Phase 2b stage of the SARIL-RA-MOBILITY trial in rheumatoid arthritis (RA), patients treated with sarilumab in combination with a standard RA treatment, methotrexate (MTX), achieved a significant and clinically meaningful improvement in signs and symptoms of moderate-to-severe RA compared to patients treated with MTX alone. The primary endpoint of the study was the proportion of patients achieving at least a 20% improvement in RA symptoms (ACR20) after 12 weeks.

During the third quarter of 2011, we and Sanofi initiated the Phase 3 stage of the Phase 2/3 SARIL-RA-MOBILITY study in patients with RA, which is now fully enrolled. This trial will assess the improvement in signs and symptoms at 24 weeks and sarilumab's effect on radiographic progression at one year. In addition, we and Sanofi have initiated a second Phase 3 study, SARIL-RA-TARGET. SARIL-RA-TARGET is a randomized, double-blind, placebo-controlled study evaluating sarilumab in combination with non-biologic, disease-modifying anti-rheumatic drugs (DMARDs) in moderate-to-severe active RA patients with inadequate response to, or intolerant of, one or more tumor necrosis factor alpha (TNF-alpha) inhibitors. Patients who complete SARIL-RA-MOBILITY and SARIL-RA-TARGET are offered enrollment into the ongoing SARIL-RA EXTEND, which is an open-label, long-term safety study of sarilumab.

We and Sanofi plan to initiate additional Phase 3 studies of sarilumab during 2013.
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

REGN727 has been studied in three Phase 2 clinical studies, two in patients with primary hypercholesterolemia and one in patients with heterozygous familial hypercholesterolemia (heFH). In the Phase 2 studies, REGN727 significantly reduced LDL-cholesterol from baseline up to 72% on top of standard of care statin therapy. Consistent and robust reductions in other lipid parameters, including a reduction in lipoprotein-a were also observed. In the Phase 2 program, injection site reactions were the most common adverse events with REGN727. Rare cases of hypersensitivity reaction were also reported. Serious adverse events (SAEs) were reported in 1.8% of patients (5/275) in the active treatment arms and 2.6% of patients (2/77) in the placebo groups.
Data from two Phase 2 trials were presented at the American College of Cardiology (ACC) Annual Meeting in March 2012 and data from one trial was also published in The Journal of the American College of Cardiology. Data from the third Phase 2 trial were published online in The Lancet and also presented at the European Atherosclerosis Society Congress (EAS) in May 2012.
     We and Sanofi initiated a global Phase 3 program (ODYSSEY) for REGN727 in June 2012. The ODYSSEY program will enroll more than 22,000 patients. This includes over ten clinical trials evaluating the effect of REGN727 on lowering LDL cholesterol. The 18,000 patient ODYSSEY OUTCOMES trial, assessing reduction in serious cardiovascular events, and several other trials in the ODYSSEY program, are currently enrolling patients. LDL cholesterol is expected to be the primary efficacy endpoint for regulatory filings. The studies will be conducted in clinical centers around the world including the United States, Canada, Western and Eastern Europe, South America, Australia, and Asia. A Phase 3, long-term safety and tolerability study of REGN727 is ongoing in patients with hypercholesterolemia who are not adequately controlled with their current lipid-modifying therapy.
6. REGN668 (IL-4R Antibody) for allergic and immune conditions
     IL-4R is required for signaling by the cytokines IL-4 and IL-13. Both of these cytokines are critical mediators of immune response, which, in turn, drives the formation of Immunoglobulin E (IgE) antibodies and the development of allergic responses, as well as the atopic state that underlies atopic dermatitis and eosinophilic asthma.
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

During the third quarter of 2012, we and Sanofi initiated a Phase 1b study of a combination of ZALTRAP and REGN910 in patients with advanced solid malignancies.
9. REGN1033 (GDF8 Antibody)
In January 2012, we initiated a Phase 1 clinical study for REGN1033, a fully human monoclonal antibody generated using our VelocImmune technology, against myostatin (GDF8).

10. REGN475 (NGF Antibody) for pain
     REGN475 is a fully human monoclonal antibody to NGF, generated using our VelocImmune technology, which is designed to block pain sensitization in neurons. Preclinical experiments indicate that REGN475 specifically binds to and blocks NGF activity and does not bind to or block cell signaling for the closely related neurotrophins NT-3 and BDNF.
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
11. REGN846
     REGN846 is a fully human monoclonal antibody generated using our VelocImmune technology, against an undisclosed target, and is being evaluated in a Phase 1b study in patients with atopic dermatitis. In July 2011, Sanofi elected not to continue co-development of REGN846, and Regeneron now has sole global rights to REGN846. Under the terms of our agreement, Sanofi remains obligated to fund agreed-upon REGN846 clinical costs through conclusion of a planned proof-of-concept trial and is entitled to receive a mid-single digit royalty on any future sales of REGN846.
12. REGN1154
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

13. REGN1400 (ErbB3 Antibody) for oncology

REGN1400 is a fully human monoclonal antibody generated using our VelocImmune technology, against ErbB3. REGN1400 is in Phase 1 clinical development in oncology.

14. REGN728
Development of REGN728, which completed a Phase 1 study against an undisclosed target, has been discontinued.

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
     Our scientists have developed two different technologies to design protein therapeutics to block the action of specific cell surface or secreted proteins. The first technology, termed the “Trap” technology, was used to generate our three approved products, ARCALYST, EYLEA, and ZALTRAP. These novel “Traps” are composed of fusions between two distinct receptor components and the constant region of an antibody molecule called the “Fc region,” resulting in high affinity product candidates. VelociSuite is our second technology platform; it is used for discovering, developing, and producing fully human monoclonal antibodies that can address both secreted and cell-surface targets.
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
Under the amended discovery agreement, Sanofi agreed to fund up to $160 million per year of our antibody discovery activities over the period from 2010-2017, subject to a one-time option for Sanofi to adjust the maximum reimbursement amount down to $120 million per year commencing in 2014 if, over the prior two years, certain specified criteria were not satisfied. Sanofi has an option to extend the discovery program for up to an additional three years after 2017 for further antibody development and preclinical activities. Pursuant to the collaboration, Sanofi funded $30 million of agreed-upon costs we incurred to expand our manufacturing capacity at our Rensselaer, New York facilities.
     From the collaboration's inception in November 2007 through September 30, 2012, Sanofi has funded a total of $615.3 million of our costs under the discovery agreement and a total of $523.2 million of our development costs under the license agreement, or a total of $1.1 billion in funding for our antibody research and development activities during this period.
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
     We expect to incur substantial costs to prepare for potential international commercialization of EYLEA and ZALTRAP and other late-stage product candidates and, if one or more of these product candidates receives regulatory approvals, to fund the launch of the product(s).
From our inception in 1988 through 2011, we generally incurred net losses. In addition, since our inception in 1988, we have generally incurred negative cash flows from operations. Beginning in the first quarter of 2012, we reported profitability. Our ability to continue to generate profits and to generate positive cash flow from operations over the next several years depends significantly on our success in commercializing EYLEA. We expect to continue to incur substantial expenses related to our research and development activities, a significant portion of which we expect to be reimbursed by our collaborators. Also, our research and development activities outside our collaborations, the costs of which are not reimbursed, will expand and require additional resources. Our operating results may fluctuate from quarter to quarter and will depend on, among other factors, the net sales of our marketed products, as well as the scope and progress of our research and development efforts, the timing of certain expenses, the continuation of our collaborations with Sanofi and Bayer HealthCare, and the amount of reimbursement that we receive from collaborators. We cannot predict whether or when new products or new indications for our marketed products will receive regulatory approval or, if any such approval is received, whether we will be able to successfully commercialize such product(s) and whether or when they may become profitable.

     The planning, execution, and results of our clinical programs are significant factors that can affect our operating and financial results. In our clinical programs, key events in 2012 to date were, and plans for the next 12 months are, as follows:
 Trap-based Clinical Programs:

2012-13 Plans
	2012 Events to Date		(next 12 months)
EYLEA
•	FDA approved EYLEA for the treatment of macular edema following CRVO in the United States	•	EMA and other regulatory agency decisions on applications for the treatment of wet AMD
•	Bayer HealthCare received regulatory approval for EYLEA in Australia, Colombia, Japan, and Brazil for the treatment of patients with wet AMD	•	Launch of EYLEA in Australia, Colombia, Japan, Brazil, and Europe
•	CHMP recommended approval for EYLEA for the treatment of patients with wet AMD to the EMA	•	Bayer HealthCare to submit regulatory applications for macular edema following CRVO in Europe, Japan, and other countries
•	Bayer HealthCare continued to pursue regulatory applications for marketing approval for EYLEA for the treatment of wet AMD in various countries	•	Completion of patient enrollment in VIBRANT study
•	Initiated Phase 3 VIBRANT study in macular edema following BRVO
•	Completed enrollment of VISTA-DME and VIVID-DME studies
ZALTRAP
•	FDA approved ZALTRAP for patients with mCRC that is resistant to or has progressed following an oxaliplatin-containing regimen	•	EMA decision on regulatory applications for ZALTRAP in the treatment of previously treated mCRC patients
•	Reported final results in the Phase 3 VENICE trial in prostate cancer
•	Initiated Phase 1b study of combination of ZALTRAP and REGN910 in patients with advanced solid malignancies
ARCALYST
•	FDA issued complete response letter to our sBLA for the prevention of gout flares in patients initiating uric acid-lowering treatment. Development in gout discontinued.

     Antibody-based Clinical Programs:

2012-13 Plans
		2012 Events to Date		(next 12 months)
Sarilumab	•	Completed patient enrollment in Phase 3 SARIL-RA-MOBILITY study	•	Initiate additional Phase 3 studies
(IL-6R Antibody)	•	Initiated Phase 3 SARIL-RA-TARGET study
REGN727	•	Initiated long-term safety study	•	Initiate additional Phase 3 ODYSSEY trials
(PCSK9 Antibody)	•	Phase 1 data published in New England Journal of Medicine
	•	Reported positive final data from three Phase 2 studies for LDL cholesterol reduction
	•	Initiated Phase 3 ODYSSEY program for LDL cholesterol reduction
	•	Initiated Phase 3 studies in patients with familial hypercholesterolemia or elevated cardiovascular risk
	•	Initiated Phase 3 ODYSSEY OUTCOMES cardiovascular trial
REGN668	•	Initiated Phase 2 studies in atopic dermatitis	•	Report initial results for Phase 1b study in atopic dermatitis
(IL-4R Antibody)			•	Report initial results for Phase 2 study in eosinophilic asthma
REGN421 (Dll4 Antibody)	•	Continued patient enrollment in Phase 1 program	•	Initiate expansion of the Phase 1 program
REGN910	•	Continued patient enrollment in Phase 1 program	•	Initiate a Phase 1b program in advanced malignancies
(ANG2 Antibody)	•	Initiated Phase 1b study of combination of ZALTRAP and REGN910 in patients with advanced solid malignancies
REGN1033 (GDF8 Antibody)	•	Initiated Phase 1 program	•	Initiate expansion of the Phase 1 program
REGN475	•	Anti-NGF class of antibodies is on clinical hold	•	Determine future development plan
(NGF Antibody)	•	FDA Advisory Committee voted unanimously in favor of a role for the ongoing development of anti-NGF agents in osteoarthritis
	•	Sanofi elected not to co-develop REGN475
REGN846 (target not disclosed)	•	Continued patient enrollment in Phase 1b program in atopic dermatitis
REGN1154 (target not disclosed)	•	Initiated Phase 1 program
REGN1400 (ErbB3 Antibody)	•	Initiated Phase 1 program in oncology
REGN728 (target not disclosed)	•	Development was discontinued

Results of Operations
Three Months Ended September 30, 2012 and 2011
Net Income (Loss)
     We reported net income of $191.5 million, or $1.72 per diluted share, for the third quarter of 2012, compared to a net loss of $62.4 million, or $0.68 per diluted share, for the third quarter of 2011. Our net income in the third quarter of 2012 resulted primarily from net product sales of EYLEA, which we launched in November 2011. In addition, in the third quarter of 2012, we earned a $50.0 million substantive milestone payment from Sanofi upon FDA approval of ZALTRAP and a $15.0 million substantive milestone payment from Bayer HealthCare upon receipt of marketing approval in Japan for EYLEA for the treatment of wet AMD.
Revenues
     Revenues for the three months ended September 30, 2012 and 2011 consist of the following:

(In millions)	2012	2011
Net product sales	$249.2	$5.5
Collaboration revenue:
Sanofi	145.0	79.8
Bayer HealthCare	26.7	10.1
Total collaboration revenue	171.7	89.9
Technology licensing revenue	5.9	5.9
Contract research and other revenue	0.9	1.5
Total revenue	$427.7	$102.8

Net Product Sales
     Net product sales consist of U.S. sales of our two marketed products, EYLEA and ARCALYST. In November 2011, we received marketing approval from the FDA for EYLEA for the treatment of wet AMD, at which time product sales commenced. In addition, in September 2012, we received marketing approval from the FDA for EYLEA for the treatment of macular edema following CRVO. For the three months ended September 30, 2012, we recognized $244.4 million of EYLEA net product sales. For the three months ended September 30, 2012 and 2011, we also recognized ARCALYST net product sales of $4.8 million and $5.5 million, respectively.
     We sell EYLEA in the United States to three distributors and several specialty pharmacies. We sell ARCALYST in the United States to two specialty pharmacies. Under these distribution agreements, the distributors and specialty pharmacies (collectively, our customers) generally take physical delivery of product. For EYLEA, the distributors and specialty pharmacies generally sell the product directly to healthcare providers; whereas for ARCALYST, the specialty pharmacies sell the product directly to patients. We record revenue from product sales upon delivery to our customers. For the three months ended September 30, 2012, we recorded 79% of our gross product revenue from sales to our distributor, Besse Medical, a subsidiary of AmerisourceBergen Corporation.
     We record product sales net of allowances and accruals for prompt pay discounts, rebates and chargebacks under governmental programs (including Medicaid), product returns, and distribution-related fees. The following table summarizes the provisions, and credits/payments, for government rebates and chargebacks, distribution-related fees, and other sales-related deductions; such amounts were not significant for the three months ended September 30, 2011.

(In millions)	Rebates & Chargebacks	Distribution- Related Fees	Other Sales- Related Deductions	Total
Balance as of June 30, 2012	$4.8	$11.1	$1.5	$17.4
Provision related to current period sales	3.8	13.6	0.5	17.9
Credits/payments	(5.2)	(8.5)	(0.1)	(13.8)
Balance as of September 30, 2012	$3.4	$16.2	$1.9	$21.5

Sanofi Collaboration Revenue
     The collaboration revenue we earned from Sanofi, as detailed below, consisted primarily of reimbursement for research and development expenses that we incurred, recognition of our share of losses from Sanofi's commercialization of ZALTRAP, recognition of a substantive milestone payment, and recognition of revenue related to non-refundable up-front payments of $105.0 million related to the ZALTRAP collaboration and $85.0 million related to the antibody collaboration.

Sanofi Collaboration Revenue	Three months ended September 30,
(In millions)	2012	2011
ZALTRAP:
Regeneron's share of losses in connection with commercialization of ZALTRAP	$(7.4)	$(2.7)
Substantive milestone payment	50.0
Reimbursement of Regeneron research and development expenses	2.0	2.9
Recognition of deferred revenue related to up-front payments	2.9	2.5
Total ZALTRAP	47.5	2.7
Antibody:
Reimbursement of Regeneron research and development expenses	94.9	74.7
Recognition of deferred revenue related to up-front and other payments	2.2	2.0
Recognition of revenue related to VelociGene agreement	0.4	0.4
Total antibody	97.5	77.1
Total Sanofi collaboration revenue	$145.0	$79.8

     In August 2012, the FDA approved ZALTRAP for patients with mCRC that is resistant to or has progressed following an oxaliplatin-containing regimen. Regeneron's share of the loss from commercialization of ZALTRAP represents our 50% share of ZALTRAP net product sales less cost of goods sold and collaboration commercialization expenses. Our share of losses increased in the third quarter of 2012, compared to the same period in 2011, due to an increase in commercialization activities in preparation for potential regulatory approvals. In the third quarter of 2012, we earned a $50.0 million substantive milestone payment from Sanofi upon FDA approval of ZALTRAP. Sanofi’s reimbursement of our research and development expenses primarily consists of reimbursements for research and development activities and for manufacturing ZALTRAP supplies. In connection with recognition of deferred revenue related to ZALTRAP, as of September 30, 2012, $14.4 million of the original $105.0 million of up-front payments was deferred and will be recognized as revenue in future periods.

     In the third quarter of 2012, Sanofi’s reimbursement of our antibody expenses consisted of $49.6 million under our discovery agreement and $45.3 million of development costs under our license agreement, compared to $39.8 million and $34.9 million, respectively, in the third quarter of 2011. The higher reimbursement amount under the discovery agreement in the third quarter of 2012, compared to the same period in 2011, was primarily due to an increase in our antibody discovery activities. The higher reimbursement of development costs in the third quarter of 2012, compared to the same period in 2011, was primarily due to increased development activities for REGN727.
     In connection with recognition of deferred revenue related to our antibody collaboration, as of September 30, 2012, $71.3 million of the original $85.0 million up-front payment and other payments was deferred and will be recognized as revenue in future periods. In connection with the November 2009 amendment of the discovery agreement, Sanofi has funded $30 million of agreed-upon costs incurred by us to expand our manufacturing capacity at our Rensselaer, New York facilities. Revenue related to such funding from Sanofi was deferred and is being recognized as collaboration revenue prospectively over the related performance period in conjunction with the recognition of the original $85.0 million up-front payment.
Bayer HealthCare Collaboration Revenue
     The collaboration revenue we earned from Bayer HealthCare, as detailed below, consisted primarily of cost sharing of Regeneron EYLEA development expenses, recognition of a substantive milestone payment, and recognition of revenue related to a non-refundable $75.0 million up-front payment received in October 2006, and a $20.0 million milestone payment received in August 2007 (which, for the purpose of revenue recognition, was not considered substantive).

Bayer HealthCare Collaboration Revenue	Three months ended September 30,
(In millions)	2012	2011
Cost-sharing of Regeneron EYLEA development expenses	$9.7	$7.6
Substantive milestone payment	15.0
Recognition of deferred revenue related to up-front and other milestone payments	2.0	2.5
Total Bayer HealthCare collaboration revenue	$26.7	$10.1

     Cost-sharing of our global EYLEA development expenses with Bayer HealthCare increased in the third quarter of 2012 compared to the same period in 2011, due primarily to costs related to regulatory and other development activities. This was partly offset by lower costs in connection with our Phase 3 VIEW 1 study in wet AMD, which has concluded. In the third quarter of 2012, we earned a $15.0 million substantive milestone payment from Bayer HealthCare upon receipt of marketing approval in Japan for EYLEA for the treatment of wet AMD. Recognition of deferred revenue related to the up-front and August 2007 milestone payments from Bayer HealthCare decreased in the third quarter of 2012 from the same quarter in 2011 due to an extension in the estimated performance period over which this deferred revenue is being recognized, effective in the fourth quarter of 2011. As of September 30, 2012, $38.6 million of these up-front and milestone payments was deferred and will be recognized as revenue in future periods.
Technology Licensing Revenue
     In connection with the amendment and extension of our VelocImmune license agreement with Astellas, in August 2010, we received a $165.0 million up-front payment, which was deferred upon receipt and is being recognized as revenue ratably over a seven-year period beginning in June 2011. In the third quarter of both 2012 and 2011, we recognized $5.9 million of technology licensing revenue related to this agreement. As of September 30, 2012, $134.0 million of the August 2010 technology licensing payment received from Astellas was deferred and will be recognized as revenue in future periods.
Contract Research and Other Revenue
     Contract research and other revenue for the three months ended September 30, 2011 included $1.0 million recognized in connection with our five-year grant from the National Institutes of Health (NIH), which we were awarded in September 2006 as part of the NIH’s Knockout Mouse Project. As of the end of 2011, no further revenue has been recognized by us in connection with this NIH Grant. In addition, under a June 2009 agreement with Novartis, we receive royalties on worldwide sales of Novartis’ canakinumab. For the three months ended September 30, 2012 and 2011, contract research and other revenue included $0.8 million and $0.5 million, respectively, of royalties from Novartis.

Expenses
     Total operating expenses increased to $225.3 million in the third quarter of 2012 from $161.3 million in the third quarter of 2011. Our average headcount in the third quarter of 2012 increased to 1,863 from 1,646 in the same period of 2011, principally in connection with commercializing EYLEA in the United States, and expanding our antibody research and development activities.
     Operating expenses in the third quarter of 2012 and 2011 included a total of $20.5 million and $13.4 million, respectively, of non-cash compensation expense related to employee stock option and restricted stock awards (Non-cash Compensation Expense). The increase in total Non-cash Compensation Expense in the third quarter of 2012 was primarily attributable to the higher fair market value of our Common Stock on the date of our annual employee option grants made in December 2011 compared to recent prior years.
Research and Development Expenses
     Research and development expenses increased to $158.3 million in the third quarter of 2012 from $127.9 million in the same period of 2011. The following table summarizes the major categories of our research and development expenses for the three months ended September 30, 2012 and 2011:

Research and Development Expenses*	For the three months ended September 30,		Increase
(In millions)	2012	2011	(Decrease)
Payroll and benefits (1)	$52.9	$42.2	$10.7
Clinical trial expenses	24.5	14.7	9.8
Clinical manufacturing costs (2)	39.5	31.7	7.8
Research and other development costs	17.4	13.8	3.6
Occupancy and other operating costs	18.3	16.3	2.0
Cost-sharing of Bayer HealthCare EYLEA development expenses (3)	5.7	9.2	(3.5)
Total research and development expenses	$158.3	$127.9	$30.4

____________________

* Certain prior year amounts have been reclassified to conform to the current year’s presentation.

(1)	Includes Non-cash Compensation Expense of $12.1 million for the three months ended September 30, 2012 and $7.1 million for the three months ended September 30, 2011.

(2)
Represents the full cost of manufacturing drug for use in research, preclinical development, and clinical trials, including related payroll and benefits, Non-cash Compensation Expense, manufacturing materials and supplies, drug filling, packaging, and labeling costs, depreciation, and occupancy costs of our Rensselaer manufacturing facility. Includes Non-cash Compensation Expense of $1.2 million for the three months ended September 30, 2012 and $1.0 million for the three months ended September 30, 2011.

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

     Payroll and benefits increased principally due to the increase in employee headcount and Non-cash Compensation Expense, as described above. Clinical trial expenses increased due primarily to higher costs for clinical studies of our antibody candidates, especially REGN727 and REGN668, and higher costs related to our Phase 3 studies of EYLEA in DME and BRVO, partly offset by lower costs related to our Phase 3 VIEW 1 trial of EYLEA in wet AMD, which has concluded. Clinical manufacturing costs increased primarily due to higher costs related to manufacturing REGN727 and higher overall operating costs for our Rensselaer manufacturing facilities, partly offset by lower costs related to manufacturing other antibody candidates and ARCALYST . Research and other development costs increased primarily due to higher preclinical development costs associated with our antibody programs. Occupancy and other operating costs increased principally in connection with our higher headcount, expanded research and development activities, and higher facility-related costs at our leased facilities in Tarrytown, New York. Cost-sharing of Bayer HealthCare’s EYLEA development expenses decreased primarily due to lower costs in connection with Bayer HealthCare’s wet AMD development activities, including the VIEW 2 trial, which has concluded.
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

Project Costs	For the three months ended September 30,		Increase
(In millions)	2012	2011	(Decrease)
ARCALYST	$6.7	$13.2	$(6.5)
EYLEA	31.8	31.7	0.1
ZALTRAP	2.4	3.2	(0.8)
Sarilumab	4.6	3.9	0.7
REGN727	19.8	7.6	12.2
Other antibody candidates in clinical development	18.8	19.7	(0.9)
Other research programs and unallocated costs	74.2	48.6	25.6
Total research and development expenses	$158.3	$127.9	$30.4

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
Selling, General, and Administrative Expenses
     Selling, general, and administrative expenses increased to $46.9 million in the third quarter of 2012 from $32.9 million in the same period of 2011 due to higher selling expenses in connection with commercialization of EYLEA, higher headcount, and higher Non-cash Compensation Expense principally for the reason described above. Selling, general, and administrative expenses included $7.0 million and $5.3 million of Non-cash Compensation Expense for the three months ended September 30, 2012 and 2011, respectively.
Cost of Goods Sold
     Cost of goods sold increased to $20.1 million in the third quarter of 2012 from $0.5 million in the same period of 2011 due primarily to our launch of EYLEA in November 2011. Cost of goods sold primarily consisted of royalties, as well as costs in connection with producing EYLEA and ARCALYST commercial supplies.
Other Income and Expense
     Investment income decreased slightly to $0.5 million in the third quarter of 2012 from $0.7 million in the same period of 2011 due primarily to lower yields on cash and marketable securities.
     Interest expense increased to $11.4 million in the third quarter of 2012 from $4.1 million in the same period of 2011. In October 2011, we issued $400.0 million aggregate principal amount of 1.875% convertible senior notes. Total interest expense in the third quarter of 2012 associated with these notes, including amortization of the note discount and debt issuance costs, was $7.4 million.
Income Taxes
     For the three months ended September 30, 2012, income tax expense relating to our pre-tax income was fully offset by a reversal of a portion of our valuation allowance. Despite achieving profitability in each of the first three quarters of 2012, we continue to recognize a full valuation allowance against our net operating loss carry-forward and other deferred tax assets since we have an extended history of losses. On a quarterly basis, we re-assess the need for a valuation allowance against our deferred tax assets based upon various factors including our historical earnings trends to date, demonstration of sustained profitability, and forecasts of future operating results and utilization of net operating losses and tax credits prior to their expiration. Although objective and verifiable negative evidence continues to outweigh positive evidence, we are experiencing increased sales and profitability resulting from the approval of EYLEA. To the extent this trend continues, our conclusion regarding the need for a full valuation allowance could change, resulting in the reversal of some or all of the valuation allowance in the near-term. If a reversal of a portion or all of the valuation allowance against our deferred tax assets is deemed appropriate, a tax benefit will be recognized against our income tax provision in the period of such reversal.
For the three months ended September 30, 2011, we recognized income tax expense of $0.6 million in connection with the net tax effect of the change in our unrealized gain/(loss) on “available-for-sale” marketable securities, which is included in other comprehensive income (loss).
Nine Months Ended September 30, 2012 and 2011
Net Income (Loss)
     We reported net income of $279.9 million, or $2.55 per diluted share, for the first nine months of 2012, compared to a net loss of $168.3 million, or $1.87 per diluted share, for the first nine months of 2011. Our net income in the first nine months of 2012 resulted primarily from net product sales of EYLEA, which we launched in November 2011. In addition, in the third quarter of 2012, we earned a $50.0 million substantive milestone payment from Sanofi and a $15.0 million substantive milestone payment from Bayer HealthCare.

Revenues
     Revenues for the nine months ended September 30, 2012 and 2011 consist of the following:

(In millions)	2012	2011
Net product sales	$576.6	$14.9
Collaboration revenue:
Sanofi	319.0	249.6
Bayer HealthCare	48.3	33.7
Total collaboration revenue	367.3	283.3
Technology licensing revenue	17.7	18.9
Contract research and other revenue	2.3	5.7
Total revenue	$963.9	$322.8

Net Product Sales
     Net product sales consist of U.S. sales of our two marketed products, EYLEA and ARCALYST. In November 2011, we received marketing approval from the FDA for EYLEA for the treatment of wet AMD, at which time product sales commenced. In addition, in September 2012, we received marketing approval from the FDA for EYLEA for the treatment of macular edema following CRVO. For the nine months ended September 30, 2012, we recognized $561.9 million of EYLEA net product sales. For the nine months ended September 30, 2012 and 2011, we also recognized ARCALYST net product sales of $14.7 million and $14.9 million, respectively.
     We sell EYLEA in the United States to three distributors and several specialty pharmacies. We sell ARCALYST in the United States to two specialty pharmacies. Under these distribution agreements, the distributors and specialty pharmacies (collectively, our customers) generally take physical delivery of product. For EYLEA, the distributors and specialty pharmacies generally sell the product directly to healthcare providers; whereas for ARCALYST, the specialty pharmacies sell the product directly to patients. We record revenue from product sales upon delivery to our customers. For the nine months ended September 30, 2012, we recorded 79% of our gross product revenue from sales to Besse Medical, a subsidiary of AmerisourceBergen Corporation.
     We record product sales net of allowances and accruals for prompt pay discounts, rebates and chargebacks under governmental programs (including Medicaid), product returns, and distribution-related fees. The following table summarizes the provisions, and credits/payments, for government rebates and chargebacks, distribution-related fees, and other sales-related deductions; such amounts were not significant as of and for the nine months ended September 30, 2011.

(In millions)	Rebates & Chargebacks	Distribution- Related Fees	Other Sales- Related Deductions	Total
Balance as of December 31, 2011	$0.6	$1.5	$0.2	$2.3
Provision related to current period sales	10.0	31.6	2.9	44.5
Credits/payments	(7.2)	(16.9)	(1.2)	(25.3)
Balance as of September 30, 2012	$3.4	$16.2	$1.9	$21.5

Sanofi Collaboration Revenue
The collaboration revenue we earned from Sanofi, as detailed below, consisted primarily of reimbursement for research and development expenses that we incurred, recognition of our share of losses from Sanofi's commercialization of ZALTRAP, recognition of a substantive milestone payment, and recognition of revenue related to non-refundable up-front payments of $105.0 million related to the ZALTRAP collaboration and $85.0 million related to the antibody collaboration.

Sanofi Collaboration Revenue	Nine months ended September 30,
(In millions)	2012	2011
ZALTRAP:
Regeneron's share of losses in connection with commercialization of ZALTRAP	$(19.5)	$(4.0)
Substantive milestone payment	50.0
Reimbursement of Regeneron research and development expenses	9.0	14.4
Recognition of deferred revenue related to up-front payments	8.3	7.4
Total ZALTRAP	47.8	17.8
Antibody:
Reimbursement of Regeneron research and development expenses	263.5	224.5
Recognition of deferred revenue related to up-front and other payments	6.5	6.1
Recognition of revenue related to VelociGene agreement	1.2	1.2
Total antibody	271.2	231.8
Total Sanofi collaboration revenue	$319.0	$249.6

     In August 2012, the FDA approved ZALTRAP for patients with mCRC that is resistant to or has progressed following an oxaliplatin-containing regimen. Regeneron's share of the loss from commercialization of ZALTRAP represents our 50% share of ZALTRAP net product sales less cost of goods sold and collaboration commercialization expenses. Our share of losses increased in the first nine months of 2012, compared to the same period in 2011, due to an increase in commercialization activities in preparation for potential regulatory approvals. In the third quarter of 2012, we earned a $50.0 million substantive milestone payment from Sanofi upon FDA approval of ZALTRAP. Sanofi’s reimbursement of our ZALTRAP research and development expenses decreased in the first nine months of 2012 compared to same period in 2011, primarily due to a decrease in research and development activities and lower costs related to manufacturing ZALTRAP. Recognition of deferred revenue related to the up-front payments from Sanofi increased in the first nine months of 2012 from the same period in 2011 due to shortening the estimated performance period over which this deferred revenue is being recognized, effective in the second quarter of 2012.
     In the first nine months of 2012, Sanofi’s reimbursement of our antibody expenses consisted of $140.7 million under our discovery agreement and $122.8 million of development costs under our license agreement, compared to $122.6 million and $101.9 million, respectively, in the first nine months of 2011. The higher reimbursement amount under the discovery agreement in the first nine months of 2012, compared to the same period in 2011, was primarily due to an increase in our antibody discovery activities. The higher reimbursement of development costs in the first nine months of 2012, compared to the same period in 2011, was primarily due to increased development activities for REGN727.
     As it relates to recognition of deferred revenue, in connection with the November 2009 amendment of the discovery agreement, Sanofi has funded $30 million of agreed-upon costs incurred by us to expand our manufacturing capacity at our Rensselaer, New York facilities. Revenue related to such funding from Sanofi is deferred and recognized as collaboration revenue prospectively over the related performance period in conjunction with the recognition of the original $85.0 million up-front payment.
Bayer HealthCare Collaboration Revenue
     The collaboration revenue we earned from Bayer HealthCare, as detailed below, consisted primarily of cost sharing of Regeneron EYLEA development expenses, recognition of a substantive milestone payment, and recognition of revenue related to a non-refundable $75.0 million up-front payment received in October 2006, and a $20.0 million milestone payment received in August 2007 (which, for the purpose of revenue recognition, was not considered substantive).

Bayer HealthCare Collaboration Revenue	Nine months ended September 30,
(In millions)	2012	2011
Cost-sharing of Regeneron EYLEA development expenses	$27.4	$26.3
Substantive milestone payment	15.0
Recognition of deferred revenue related to up-front and other milestone payments	5.9	7.4
Total Bayer HealthCare collaboration revenue	$48.3	$33.7

     Cost-sharing of our global EYLEA development expenses with Bayer HealthCare increased slightly in the first nine months of 2012 compared to the same period in 2011. In the first nine months of 2012, we incurred higher costs in connection with regulatory and other development activities. This was partly offset by lower costs in connection with our Phase 3 VIEW 1 study in wet AMD, which has concluded. In the third quarter of 2012, we earned a $15.0 million milestone payment from Bayer HealthCare upon receipt of marketing approval in Japan for EYLEA for the treatment of wet AMD. Recognition of deferred revenue related to the up-front and August 2007 milestone payments from Bayer HealthCare decreased in the first nine months of 2012 from the same period in 2011 due to an extension in the estimated performance period over which this deferred revenue is being recognized, effective in the fourth quarter of 2011.
Technology Licensing Revenue
     In connection with our VelocImmune license agreement with Astellas, the $20.0 million non-refundable payment received in the second quarter of 2010 was deferred upon receipt and recognized as revenue ratably over the ensuing year. In addition, in connection with the amendment and extension of our license agreement with Astellas, in August 2010, we received a $165.0 million up-front payment, which was deferred upon receipt and is being recognized as revenue ratably over a seven-year period beginning in June 2011. In connection with our VelocImmune license agreement with AstraZeneca, which terminated effective as of February 2011, the $20.0 million non-refundable payment received in the first quarter of 2010 was deferred upon receipt and recognized as revenue ratably through February 2011. In the first nine months of 2012 and 2011, we recognized $17.7 million and $18.9 million, respectively, of technology licensing revenue related to these agreements.
Contract Research and Other Revenue
     Contract research and other revenue for the nine months ended September 30, 2011 included $3.2 million recognized in connection with our five-year grant from the NIH, which we were awarded in September 2006 as part of the NIH’s Knockout Mouse Project. As of the end of 2011, no further revenue has been recognized by us in connection with this NIH Grant. In addition, under a June 2009 agreement with Novartis, we receive royalties on worldwide sales of Novartis’ canakinumab. For the nine months ended September 30, 2012 and 2011, contract research and other revenue included $2.1 million and $1.7 million, respectively, of royalties from Novartis.
Expenses
     Total operating expenses increased to $651.8 million in the first nine months of 2012 from $482.6 million for the same period of 2011. Our average headcount in the first nine months of 2012 increased to 1,791 from 1,525 in the same period of 2011, principally in connection with commercializing EYLEA in the United States, and expanding our antibody research and development activities.
     Operating expenses in the first nine months of 2012 and 2011 included a total of $63.4 million and $40.6 million, respectively, of Non-cash Compensation Expense. The increase in total Non-cash Compensation Expense in the first nine months of 2012 was primarily attributable to the higher fair market value of our Common Stock on the date of our annual employee option grants made in December 2011 compared to recent prior years.

Research and Development Expenses
     Research and development expenses increased to $444.5 million in the first nine months of 2012 from $400.5 million in the same period of 2011. The following table summarizes the major categories of our research and development expenses for the nine months ended September 30, 2012 and 2011:

Research and Development Expenses*	For the nine months ended September 30,		Increase
(In millions)	2012	2011	(Decrease)
Payroll and benefits (1)	$155.1	$126.3	$28.8
Clinical trial expenses	67.1	50.3	16.8
Clinical manufacturing costs (2)	105.7	90.8	14.9
Research and other development costs	43.2	44.9	(1.7)
Occupancy and other operating costs	57.6	45.3	12.3
Cost-sharing of Bayer HealthCare EYLEA development expenses (3)	15.8	42.9	(27.1)
Total research and development expenses	$444.5	$400.5	$44.0

____________________

* Certain prior year amounts have been reclassified to conform to the current year’s presentation.

(1)	Includes Non-cash Compensation Expense of $31.9 million for the nine months ended September 30, 2012 and $20.7 million for the nine months ended September 30, 2011.

(2)
Represents the full cost of manufacturing drug for use in research, preclinical development, and clinical trials, including related payroll and benefits, Non-cash Compensation Expense, manufacturing materials and supplies, drug filling, packaging, and labeling costs, depreciation, and occupancy costs of our Rensselaer manufacturing facility. Includes Non-cash Compensation Expense of $3.4 million for the nine months ended September 30, 2012 and $2.9 million for the nine months ended September 30, 2011.

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

     Payroll and benefits increased principally due to the increase in employee headcount and Non-cash Compensation Expense, as described above. Clinical trial expenses increased due primarily to higher costs for clinical studies of our antibody candidates, especially REGN727 and REGN668, and higher costs related to our Phase 3 studies of EYLEA in DME and BRVO, partly offset by lower costs related to our Phase 3 VIEW 1 trial of EYLEA in wet AMD, which has concluded. Clinical manufacturing costs increased primarily due to higher costs related to manufacturing REGN727, partly offset by lower costs related to manufacturing certain other antibody candidates. Research and other development costs decreased slightly primarily due to costs incurred in 2011 in connection with filing our Biologics License Application (BLA) for EYLEA in wet AMD. Occupancy and other operating costs increased principally in connection with our higher headcount, expanded research and development activities, and higher facility-related costs at our leased facilities in Tarrytown, New York. Cost-sharing of Bayer HealthCare’s EYLEA development expenses decreased primarily due to lower costs in connection with Bayer HealthCare’s wet AMD development activities, including the VIEW 2 trial, which has concluded.

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

Project Costs	For the nine months ended September 30,		Increase
(In millions)	2012	2011	(Decrease)
ARCALYST	$32.5	$29.8	$2.7
EYLEA	93.6	115.4	(21.8)
ZALTRAP	10.9	13.6	(2.7)
Sarilumab	21.8	17.9	3.9
REGN727	44.8	24.4	20.4
Other antibody candidates in clinical development	48.9	47.7	1.2
Other research programs and unallocated costs	192.0	151.7	40.3
Total research and development expenses	$444.5	$400.5	$44.0

     For the reasons described above under “Research and Development Expenses” for the three months ended September 30, 2012 and 2011, and due to the variability in the costs necessary to develop a pharmaceutical product and the uncertainties related to future indications to be studied, the estimated cost and scope of the projects, and our ultimate ability to obtain governmental approval for commercialization, accurate and meaningful estimates of the total cost to bring our product candidates to market are not available. Similarly, we are currently unable to reasonably estimate if our product candidates will generate material product revenues and net cash inflows.
Selling, General, and Administrative Expenses
     Selling, general, and administrative expenses increased to $153.0 million in the first nine months of 2012 from $80.9 million in the same period of 2011 due to higher selling expenses in connection with commercialization of EYLEA, higher headcount, and higher Non-cash Compensation Expense principally for the reason described above. Selling, general, and administrative expenses included $27.4 million and $17.0 million of Non-cash Compensation Expense for the nine months ended September 30, 2012 and 2011, respectively.
Cost of Goods Sold
     Cost of goods sold increased to $54.3 million in the first nine months of 2012 from $1.2 million in the same period of 2011 due primarily to our launch of EYLEA in November 2011. Cost of goods sold primarily consisted of royalties, as well as costs in connection with producing EYLEA and ARCALYST commercial supplies. In addition, in the first nine months of 2012, cost of goods sold included inventory write-downs and reserves totaling $8.6 million. We record a charge to cost of goods sold to write down our inventory to its estimated realizable value if certain batches or units of product do not meet quality specifications or may be expected to expire prior to sale.
Other Income and Expense
     Investment income decreased to $1.6 million in the first nine months of 2012 from $2.8 million in the same period of 2011 due primarily to lower yields on cash and marketable securities.
     Interest expense increased to $33.8 million in the first nine months of 2012 from $11.8 million in the same period of 2011. In October 2011, we issued $400.0 million aggregate principal amount of 1.875% convertible senior notes. Total interest expense in the first nine months of 2012 associated with these notes, including amortization of the note discount and debt issuance costs, was $21.6 million.

Income Taxes
     For the nine months ended September 30, 2012, income tax expense relating to our pre-tax income was fully offset by a reversal of a portion of our valuation allowance. Despite achieving profitability in the first nine months of 2012, we continue to recognize a full valuation allowance against our net operating loss carry-forward and other deferred tax assets since we have an extended history of losses. On a quarterly basis, we re-assess the need for a valuation allowance against our deferred tax assets based upon various factors including our historical earnings trends to date, demonstration of sustained profitability, and forecasts of future operating results and utilization of net operating losses and tax credits prior to their expiration. Although objective and verifiable negative evidence continues to outweigh positive evidence, we are experiencing increased sales and profitability resulting from the approval of EYLEA. To the extent this trend continues, our conclusion regarding the need for a full valuation allowance could change, resulting in the reversal of some or all of the valuation allowance in the near-term. If a reversal of a portion or all of the valuation allowance against our deferred tax assets is deemed appropriate, a tax benefit will be recognized against our income tax provision in the period of such reversal.

For the nine months ended September 30, 2011, we recognized an income tax benefit of $0.5 million in connection with the net tax effect of the change in our unrealized gain/(loss) on “available-for-sale” marketable securities, which is included in other comprehensive income (loss).

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
Nine months ended September 30, 2012 and 2011
     At September 30, 2012, we had $583.3 million in cash, cash equivalents, and marketable securities (including $8.2 million of restricted cash and marketable securities) compared with $810.6 million at December 31, 2011 (including $7.7 million of restricted cash and marketable securities). As described above, during the third quarter of 2012, we earned a $50.0 million milestone payment from Sanofi, which was received in August 2012, and a $15.0 million milestone payment from Bayer HealthCare, which was received in October 2012. We also made a $60.0 million lump-sum payment in the third quarter of 2012, under our Non-Exclusive License and Partial Settlement Agreement with Genentech, when cumulative U.S. sales of EYLEA reached $400.0 million. In connection with our product launch of EYLEA in November 2011, we have offered extended payment terms to our EYLEA customers. As a result, due to the growth of our EYLEA product sales over the past nine months, our net trade accounts receivable have increased to $506.7 million at September 30, 2012 from $28.3 million at December 31, 2011. We expect collections of EYLEA trade receivables to continue to increase in future quarters.
Cash Used in Operating Activities
     Net cash used in operating activities was $167.8 million in the first nine months of 2012 and $91.4 million in the first nine months of 2011. Our net income of $279.9 million in the first nine months of 2012, and our net loss of $168.3 million in the first nine months of 2011, included $63.4 million and $40.6 million, respectively, of Non-cash Compensation Expense, and $27.2 million and $23.2 million, respectively, of depreciation and amortization. Our net income in the first nine months of 2012 also included non-cash interest expense of $16.0 million resulting from the amortization of the discount and debt issuance costs in connection with our convertible senior notes, which were issued in October 2011.
     At September 30, 2012, Sanofi and trade accounts receivable increased by $498.2 million, compared to end-of-year 2011, primarily due to higher trade accounts receivable, which increased due to higher EYLEA product sales and the extended payment terms granted to our EYLEA customers, as described above. Prepaid expenses and other current assets increased by $61.9 million, compared to end-of-year 2011, primarily due to (i) the $15.0 million milestone payment which was receivable from Bayer HealthCare at September 30, 2012, as described above, (ii) an increase in capitalized inventories, principally in connection with EYLEA commercial supplies, and (iii) an increase in prepaid royalties resulting from the $60.0 million payment we made in the third quarter of 2012, as described above. Our deferred revenue at September 30, 2012 decreased by $28.6 million, compared to end-of-year 2011, primarily due to amortization of a previously received and deferred $165.0 million payment under our license agreement with Astellas and amortization of previously deferred payments under our Sanofi and Bayer HealthCare collaborations. Accounts payable, accrued expenses, and other liabilities increased by $29.2 million at September 30, 2012, compared to end-of-year 2011, primarily due to higher sales-related deductions in connection with EYLEA.

    At September 30, 2011, our deferred revenue decreased by $32.5 million, compared to end-of-year 2010, primarily due to the amortization of previously received and deferred $20.0 million payments under our license agreements with AstraZeneca and Astellas, as well as amortization of previously received deferred payments under our Sanofi and Bayer HealthCare collaborations. Accounts payable, accrued expenses, and other liabilities increased by $35.3 million at September 30, 2011, compared to end-of-year 2010, primarily due to higher payroll-related liabilities.
Cash (Used in) Provided by Investing Activities
     Net cash used in investing activities was $172.2 million in the first nine months of 2012, compared with cash provided by investing activities of $162.4 million in the first nine months of 2011. In the first nine months of 2012, purchases of marketable securities exceeded sales or maturities by $137.5 million. In the first nine months of 2011, sales or maturities of marketable securities exceeded purchases by $209.0 million. Capital expenditures in the first nine months of 2012 and 2011 included costs in connection with expanding our Rensselaer, New York manufacturing facilities and tenant improvement and associated costs related to our leased facilities in Tarrytown, New York.
Cash (Used in) Provided by Financing Activities
     Net cash used in financing activities was $24.6 million in the first nine months of 2012, compared with net cash provided by financing activities of $22.8 million in the first nine months of 2011. There was an increase in exercises of employee stock options in the first nine months of 2012 compared to the same period of 2011. As a result, net proceeds from issuances of Common Stock were $48.4 million in the first nine months of 2012 as compared to $40.1 million in the first nine months of 2011, and payments for employee tax obligations in connection with Common Stock tendered for stock option exercises were $71.5 million in the first nine months of 2012 as compared to $16.3 million in the first nine months of 2011.
Fair Value of Marketable Securities
     At September 30, 2012 and December 31, 2011, we held marketable securities whose aggregate fair value totaled $464.2 million and $325.2 million, respectively. The composition of our portfolio of marketable securities on these dates was as follows:

	September 30, 2012		December 31, 2011
Investment type	Fair Value	Percent	Fair Value	Percent
Unrestricted
U.S. government obligations	$369.0	79%	$284.9	87%
U.S. government guaranteed corporate bonds	58.0	12%	15.3	5%
Municipal bonds	26.6	6%	15.3	5%
Equity securities	2.5	1%	3.0	1%
U.S. government guaranteed collateralized mortgage obligations			0.6
Mortgage-backed securities	0.1		0.1
Total unrestricted marketable securities	456.2	98%	319.2	98%
Restricted
U.S. government obligations	8.0	2%	6.0	2%
Total marketable securities	$464.2	100%	$325.2	100%

     In addition, at September 30, 2012 and December 31, 2011, we had $119.1 million and $485.4 million, respectively, of cash, cash equivalents, and restricted cash, primarily held in money market funds that invest in U.S. government securities.

Capital Expenditures
     Our cash expenditures for property, plant, and equipment totaled $34.2 million in the first nine months of 2012 and $45.9 million in the first nine months of 2011. In addition, in connection with our antibody collaboration with Sanofi, Sanofi funded $1.5 million and $3.0 million, respectively, of agreed-upon capital expenditures incurred by us during the first nine months of 2012 and 2011 to expand our manufacturing capacity at our Rensselaer facilities.
     We expect to incur capital expenditures of approximately $80 to $100 million during the remainder of 2012 and 2013 primarily in connection with expanding our manufacturing facilities for the production of antibodies, tenant improvements at our leased Tarrytown facilities, and purchases of equipment.
Funding Requirements
     We expect continued growth in our expenditures, particularly in connection with our research and development activities (including preclinical and clinical testing), commercialization of EYLEA and ZALTRAP, and capital expenditures. We believe that our existing capital resources, funds generated by anticipated EYLEA net product sales, and funding for reimbursement of development costs that we are entitled to receive under our collaboration agreements will enable us to meet our projected operating needs for the foreseeable future. As described above, research and development expenses that we incur in connection with our ZALTRAP and antibodies collaborations are generally funded by Sanofi. In addition, as described above, we and Bayer HealthCare share agreed-upon development expenses that both companies incur in connection with our EYLEA collaboration.
     Under our collaboration with Bayer HealthCare, over the next several years we and Bayer HealthCare will share agreed-upon EYLEA development expenses incurred by both companies, under a global development plan, as described above. In addition, under our collaboration agreements with Sanofi and Bayer HealthCare, we and our collaborator will share profits and losses in connection with commercialization of drug products. Profits or losses under each collaboration are measured by calculating net sales less cost of goods sold and collaboration commercialization expenses. If the applicable collaboration becomes profitable, we have contingent contractual obligations to reimburse Sanofi and Bayer HealthCare for a defined percentage (generally 50%) of agreed-upon development expenses incurred by Sanofi and Bayer HealthCare, respectively. These reimbursements would be deducted from our share of the collaboration profits (and, for our ZALTRAP collaboration with Sanofi and our Bayer HealthCare collaboration, royalties on product sales in Japan) otherwise payable to us, unless, in some cases, we elect to reimburse these expenses at a faster rate. Given the uncertainties related to drug development and commercialization (including the development of ZALTRAP and co-developed antibody candidates in collaboration with Sanofi and EYLEA in collaboration with Bayer HealthCare), such as the variability in the length of time necessary to develop a product candidate and the ultimate ability to obtain governmental approval for commercialization, we are currently unable to reliably estimate if our collaborations with Sanofi and Bayer HealthCare will become profitable. In particular, as of December 31, 2011, our reimbursement obligation to Sanofi for ZALTRAP was $394.2 million, while our reimbursement obligation to Bayer HealthCare for EYLEA was $185.5 million. Therefore, we expect that, initially, our share of any profits from sales of ZALTRAP and EYLEA will be diverted to reimburse our collaborators for these obligations.
     The amount we need to fund operations will depend on various factors, including revenues from net product sales, the potential regulatory approval and commercialization of our product candidates and new indications for our marketed products, and the timing thereof, the status of competitive products, the success of our research and development programs, the potential future need to expand our professional and support staff and facilities, the status of patents and other intellectual property rights (and pending or future litigation related thereto), the delay or failure of a clinical trial of any of our potential drug candidates, and the continuation, extent, and success of our collaborations with Sanofi and Bayer HealthCare. Clinical trial costs are dependent, among other things, on the size and duration of trials, fees charged for services provided by clinical trial investigators and other third parties, the costs for manufacturing the product candidate for use in the trials, and for supplies, laboratory tests, and other expenses. The amount of funding that will be required for our clinical programs depends upon the results of our research and preclinical programs and early-stage clinical trials, regulatory requirements, the duration and results of clinical trials underway and of additional clinical trials that we decide to initiate, and the various factors that affect the cost of each trial as described above. Our commercialization costs over approximately the next few years will depend on, among other things, whether or not new indications for our marketed products or our antibody product candidates in later stage clinical development receive regulatory approval, the market potential for such new indications or product candidates, and the commercialization terms of our collaboration agreements, if applicable (whereby some or all commercialization costs may be shared with our collaborators). Currently, we are required to pay royalties on product sales of EYLEA and ARCALYST. In the future, if we are able to successfully develop, market, and sell EYLEA for other indications, or certain of our product candidates, we may be required to pay royalties or share the profits from such sales pursuant to our license or collaboration agreements.
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
      In connection with our collaboration with Bayer HealthCare, we are entitled to receive milestone payments related to marketing and pricing approvals of EYLEA in major market countries outside the United States, as well as sales milestones based on total annual sales of EYLEA outside the United States achieving certain specified levels. Under the terms of our ZALTRAP collaboration agreement with Sanofi, we are also entitled to receive milestone payments upon receipt of additional specified marketing approvals.
     Other than letters of credits totaling $4.6 million as of September 30, 2012, including a $3.4 million letter of credit issued in connection with our lease for facilities in Tarrytown, New York, we have no off-balance sheet arrangements. In addition, we do not guarantee the obligations of any other entity. As of September 30, 2012, we had no other established banking arrangements through which we could obtain short-term financing or a line of credit. In October 2011, we completed a private placement of convertible senior notes. In addition, in October 2010, we filed a shelf registration statement on Form S-3 registering the sale, in one or more offerings, of an indeterminate amount of equity or debt securities, together or separately, and our October 2010 public offering of approximately 6.3 million shares of Common Stock was completed under this shelf registration statement. There is no assurance, however, that we will be able to complete any additional offerings of securities. Factors influencing the availability of additional financing include our progress in product development and commercialization, investor perception of our prospects, and the general condition of the financial markets. We may not be able to secure additional funding through new collaborative arrangements or additional public or private offerings. If we require additional funding, and cannot raise adequate funds to satisfy our capital requirements, we may have to delay, scale-back, or eliminate certain of our research and development activities or future operations. This could materially harm our business.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
     Our earnings and cash flows are subject to fluctuations due to changes in interest rates, principally in connection with our investments in marketable securities, which consist primarily of direct obligations of the U.S. government and its agencies, other debt securities guaranteed by the U.S. government, and money market funds that invest in U.S. government securities. We do not believe we are materially exposed to changes in interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We estimate that a 100 basis point, or 1%, unfavorable change in interest rates would have resulted in approximately a $5.3 million and $1.7 million decrease in the fair value of our investment portfolio at September 30, 2012 and 2011, respectively. The increase in interest rate risk year over year is due primarily to higher balances of marketable debt securities with maturities in excess of one year that we held at September 30, 2012 compared to the same period of 2011.
Credit Quality Risk
     We have an investment policy that includes guidelines on acceptable investment securities, minimum credit quality, maturity parameters, and concentration and diversification. Nonetheless, deterioration of the credit quality of an investment security subsequent to purchase may subject us to the risk of not being able to recover the full principal value of the security. During the first nine months of 2012 and 2011, we did not recognize any other-than-temporary impairment charges.
     We are also subject to credit risk in connection with accounts receivable from our product sales of EYLEA and ARCALYST. Our marketed products are sold in the United States, and related accounts receivable are due from three distributors and several specialty pharmacies, who are our customers. We have contractual payment terms with each of our customers. We monitor our customers’ financial performance and credit worthiness so that we can properly assess and respond to any changes in their credit profile. During the first nine months of 2012 and 2011, we did not recognize any charges for write-offs of accounts receivable related to our marketed products. At September 30, 2012 and December 31, 2011, one individual customer accounted for 83% and 71%, respectively, of our net trade accounts receivable balances.
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
     There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     On December 31, 2011, we entered into a Non-Exclusive License and Partial Settlement Agreement with Genentech (the Genentech Agreement) that covers making, using, and selling EYLEA in the United States for the prevention and treatment of human eye diseases and disorders in the United States, and ends the litigation relating to those matters. Under the Genentech Agreement, we received a non-exclusive license to the Davis-Smyth patents, and certain other technology patents owned or co-owned by Genentech. The Genentech Agreement does not cover any non-U.S. patent rights or non-U.S. patent disputes, and does not cover any use of aflibercept other than for prevention and treatment of human eye diseases and disorders in the United States. The First Davis-Smyth Case is continuing with respect to matters not covered by the Genentech Agreement. The Genentech Agreement provides for us to make payments to Genentech based on U.S. sales of EYLEA through May 7, 2016, the date the Davis-Smyth patents expire. As required by the Genentech Agreement, in the third quarter of 2012, we made a lump-sum payment of $60.0 million when cumulative U.S. sales of EYLEA reached $400 million. We will also pay royalties of 4.75% on cumulative U.S. sales of EYLEA between $400 million and $3 billion and 5.5% on any cumulative U.S. sales of EYLEA over $3 billion. As a result of the Genentech Agreement, on January 17, 2012, Genentech filed a second amended answer and counterclaim in the First Davis-Smyth Case, in which it amended its counterclaims alleging infringement of four of the five Davis-Smyth patents. On December 23, 2011, Genentech initiated a related case in the Court against Regeneron and Sanofi alleging infringement of four of the five Davis-Smyth Patents by activities relating to VEGF Trap (but excluding EYLEA) (the Second Davis-Smyth Case). As in the First Davis-Smyth Case, in the new complaint Genentech requests a judgment against us for damages, including for willful infringement, and other relief as the Court deems appropriate.
     We believe Genentech's remaining claims in the First Davis Smyth Case and the Second Davis Smyth Case are without merit and intend to continue to defend against all of Genentech’s remaining claims vigorously.

     We have initiated patent-related actions against Genentech in Germany, the United Kingdom, and Italy relating in each case to a patent that expires on October 28, 2012. We may initiate other actions in other countries outside the United States, which could have similar or other adverse outcomes that would materially harm our business and which, irrespective of the outcomes, may also entail significant costs and expenses. In the United Kingdom, an adverse decision dated March 22, 2012 is under appeal. This decision found the designation of European patent EP 1 238 986 in the United Kingdom to be valid and potential acts relating to VEGF Trap-Eye in the United Kingdom before expiration of the patent on October 28, 2012 to infringe this patent.
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
     From inception on January 8, 1988 through September 30, 2012, we had a cumulative loss of $1.0 billion. If we cannot sustain profitability and continue to incur operating losses, we may be unable to continue our operations. In the absence of substantial revenue from the sale of products on an ongoing basis, including our current sales of EYLEA and ARCALYST, and our share of the profits from Sanofi's sales of ZALTRAP, or from other sources, the amount, timing, nature or source of which cannot be predicted, our substantial losses will continue as we conduct our research and development activities, commercialize our approved products, and prepare for possible commercialization of our other product candidates and new indications of our marketed products.
We may need additional funding in the future, which may not be available to us, and which may force us to delay, reduce or eliminate our product development programs or commercialization efforts.
     We will need to expend substantial resources for research and development, including costs associated with clinical testing of our product candidates and new indications of our marketed products, continued commercialization of EYLEA in the United States, to prepare for potential commercialization of our late-stage product candidates and new indications for our marketed products and, if one or more of those product candidates or additional indications receive(s) regulatory approval, to fund the launch of those product(s) or new indications. We believe our existing capital resources, together with funds generated by current and anticipated EYLEA net product sales and funding we are entitled to receive under our collaboration agreements, will enable us to meet our anticipated operating needs for the foreseeable future; however, one or more of our collaboration agreements may terminate, our revenues may fall short of our projections or be delayed, or our expenses may increase, which could result in our capital being consumed significantly faster than anticipated. Our expenses may increase for many reasons, including expenses in connection with the ongoing launch and marketing of EYLEA and the potential commercial launches of our late-stage product candidates and new indications for our marketed products, manufacturing scale-up, expenses related to clinical trials testing EYLEA, REGN475, REGN846, REGN1154, or REGN1400, and expenses related to the potential requirement for us to fund 20% of Phase 3 clinical trial costs for any of our antibody product candidates being developed in collaboration with Sanofi.
     We may require additional financing in the future and we may not be able to raise additional funds. If necessary and we are able to obtain additional financing through the sale of equity or convertible debt securities, such sales will likely be dilutive to our shareholders. Debt financing arrangements, if available given the current uncertainties in the global credit and financial markets, may require us to pledge certain assets or enter into covenants that would restrict our business activities or our ability to incur further indebtedness and may be at interest rates and contain other terms that are not favorable to our shareholders. Should we require and be unable to (i) raise sufficient funds to complete the development of our product candidates, (ii) successfully commercialize our late-stage product candidates or new indications for our marketed products if they obtain regulatory approval, and (iii) continue our manufacturing and marketing of EYLEA for the treatment of wet AMD and macular edema following CRVO, we may face delay, reduction, or elimination of our research and development or preclinical or clinical programs and our commercialization activities, which would significantly limit our potential to generate revenue. We cannot be certain how profitable our current marketing of EYLEA for the treatment of wet AMD and macular edema CRVO will be and, even if we obtain regulatory approval for our product candidates or new indications for our marketed products, they may never be successfully launched or become profitable, in which case our business, prospects, operating results, and financial condition may be materially harmed.

The value of our investment portfolio is influenced by varying economic and market conditions and may experience losses.
     As of September 30, 2012, our cash, cash equivalents, and marketable securities totaled $583.3 million (including $8.2 million of restricted cash and marketable securities). We have invested our excess cash primarily in direct obligations of the U.S. government and its agencies, other debt securities guaranteed by the U.S. government, and money market funds that invest in U.S. government securities. We consider assets classified as marketable securities to be “available-for-sale,” as defined by FASB authoritative guidance. Unrestricted and restricted marketable securities totaled $464.2 million at September 30, 2012, are carried at fair value, and the unrealized gains and losses are included in other accumulated comprehensive income (loss) as a separate component of stockholders’ equity. If the decline in the value of a security in our investment portfolio is deemed to be other-than-temporary, we write down the security to its current fair value and recognize a loss which may be fully charged against income. The current economic environment and the volatility of securities markets increase the risk that we may not recover the principal we invested and/or there may be further declines in the market value of securities in our investment portfolio. As a result, we may incur additional charges against income in future periods for other-than-temporary impairments or realized losses upon a security’s sale or maturity, and such amounts may be material.
Risks Related to the Development and Approval of Our Product Candidates and New Indications for Our Marketed Products
We believe that a significant portion of the value attributed to our company by investors is based on the commercial potential of EYLEA. If marketing approval for EYLEA is not obtained in additional countries outside the United States, or approval is not obtained for other indications, or if current marketing approvals are not maintained, or if the product is withdrawn for any reason, our business, prospects, operating results, and financial condition will be materially harmed.
Whether EYLEA is approved by additional regulatory authorities outside the United States or approved by the FDA for new indications, and the timing thereof, will depend on many factors, including the following:

•
whether or not the FDA or other regulatory authorities determine that the evidence gathered in well-controlled clinical trials, other clinical trials and nonclinical studies of EYLEA demonstrates that it is safe and effective as a treatment for the indication under review; and

•
whether or not the FDA or other regulatory authorities are satisfied that the manufacturing facilities, processes, and controls for EYLEA are adequate, that the labeling is satisfactory, and that plans for post-marketing studies, safety monitoring, and risk evaluation and management are sufficient.

     Bayer HealthCare has submitted regulatory applications for marketing approval of EYLEA in wet AMD in the European Union and other countries. Analogous regulatory authorities in these countries outside the United States have similar discretion to the FDA as to approval of EYLEA in those countries.
     If Bayer HealthCare does not obtain approval to market EYLEA in the European Union or other countries, or if there are material delays in obtaining such approvals, our business, prospects, operating results, and financial condition will be materially harmed.
If we do not obtain and maintain regulatory approval for our products and product candidates or new indications for our marketed products, or maintain regulatory approvals for our products, we will not be able to market or sell them, which would materially and negatively impact our business, results of operations, and prospects.
     We cannot sell or market products without regulatory approval. If we do not maintain regulatory approval for our products EYLEA, ZALTRAP, and ARCALYST, and obtain regulatory approval for our product candidates, or new indications of our marketed products, including EYLEA for the treatment of ophthalmologic diseases other than wet AMD and macular edema following CRVO, the value of our company, our results of operations, and our prospects will be materially harmed. Our product candidates, including EYLEA for DME, may not receive regulatory approval. If we are unable to obtain regulatory approval for EYLEA in DME and macular edema following BRVO, or if we are materially delayed in doing so, our business, prospects, results of operations, and financial condition will be materially harmed. In addition, if we fail to maintain regulatory approval for EYLEA for the treatment of wet AMD and macular edema following CRVO, we may lose marketing approval and the ability to generate EYLEA product sales revenue, which would materially and negatively impact our business, prospects, results of operations, and financial condition.

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
     Only a small minority of all research and development programs ultimately result in commercially successful drugs. We are testing EYLEA in late-stage clinical trials in multiple indications. Clinical trials may not demonstrate statistically sufficient effectiveness and safety to obtain the requisite regulatory approvals for these product candidates in these indications. In a number of instances, we have terminated the development of product candidates due to a lack of or only modest effectiveness. Moreover, even if we obtain positive results from preclinical testing or clinical trials, we may not achieve the same success in future trials. Many companies in the biopharmaceutical industry, including our company, have suffered significant setbacks in clinical trials, even after promising results have been obtained in earlier trials.
     In April 2011, we announced that our Phase 3 VELOUR trial of ZALTRAP met its primary endpoint of improving overall survival in the treatment of patients with previously treated mCRC. Based upon these positive results, we and Sanofi submitted regulatory applications for marketing approval to the FDA and EMA, and, in August 2012, the FDA approved ZALTRAP in combination with FOLFIRI chemotherapy regimen for patients with mCRC that is resistant to or has progressed following an oxaliplatin-containing regimen. However, in April 2011, we and Sanofi also announced the results from another randomized, double-blind Phase 3 trial (VENICE) that evaluated ZALTRAP as a first-line treatment for metastatic androgen-independent prostate cancer in combination with docetaxel/prednisone. The VENICE trial did not meet the pre-specified criterion of improvement in overall survival. The safety profile was generally consistent with previous studies of ZALTRAP in combination with docetaxel.
     In January 2012, Roche announced that a Phase 3 trial of Avastin® (bevacizumab) had met the primary endpoint of overall survival in mCRC in patients who had previously received Avastin® with standard chemotherapy. The positive results of this trial in a similar patient population could impact the potential commercial opportunity for ZALTRAP in mCRC.
     We also reported positive results of a Phase 2 trial of EYLEA for the treatment of DME and in the second quarter of 2011 initiated a Phase 3 program in that indication. A number of other potential new drugs and biologics which showed promising results in Phase 1 and 2 clinical trials subsequently failed to establish sufficient safety and efficacy data to obtain necessary regulatory approvals, and this could occur with respect to subsequent clinical trials of EYLEA for the treatment of DME.
     Based on the results of three Phase 3 studies, we submitted a supplemental BLA filing to the FDA seeking approval of ARCALYST for the prevention of gout flares in patients initiating uric acid-lowering drug therapy. In May 2012, the Arthritis Advisory Committee of the FDA voted to recommend against approval of ARCALYST for the prevention of gout flares in patients initiating uric acid-lowering drug therapy and, in July 2012, we received a Complete Response letter from the FDA requesting additional information, including clinical data, as well as additional CMC information related to a proposed new dosage form. We have discontinued development of ARCALYST for gout.
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
     EYLEA is being studied in diseases of the eye in addition to wet AMD and macular edema following CRVO. There are many potential safety concerns associated with significant blockade of VEGF that may limit our ability to successfully develop and/or commercialize ZALTRAP and EYLEA. These serious and potentially life-threatening risks, based on clinical and preclinical experience of VEGF inhibitors, include bleeding, intestinal perforation, hypertension, proteinuria, congestive heart failure, heart attack, and stroke. In addition, patients given infusions of any protein, including ZALTRAP delivered through intravenous administration, may develop severe hypersensitivity reactions or infusion reactions. Other VEGF blockers have reported side effects that became evident only after large scale trials or after marketing approval when large numbers of patients were treated. There are risks inherent in the intravitreal administration of drugs like EYLEA, which can cause injury to the eye and other complications. For example, in our Phase 3 trials of EYLEA in wet AMD, the most frequent ocular adverse events were conjunctival hemorrhage, macular degeneration, eye pain, retinal hemorrhage, and vitreous floaters. These and other complications or side effects could harm the development and/or commercialization of ZALTRAP for the treatment of mCRC or EYLEA for the treatment of diseases of the eye.
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
Risks Related to Commercialization of EYLEA
We are subject to significant ongoing regulatory obligations and oversight with respect to EYLEA. If we fail to maintain regulatory compliance for EYLEA, we may lose marketing approval, which would materially harm our business, prospects, operating results, and financial condition.
     EYLEA is currently approved for treatment of wet AMD and macular edema following CRVO in the United States. Outside the United States, EYLEA is currently approved for the treatment of wet AMD in Australia, Colombia, Japan, and Brazil, and Bayer HealthCare is seeking approval in other countries. We are subject to significant ongoing regulatory obligations with respect to EYLEA for the treatment of wet AMD and macular edema following CRVO in the United States, and, outside the United States, the commercialization of EYLEA will also be subject to significant ongoing regulatory obligations and oversight in those countries where the product is approved. If we fail to maintain regulatory compliance for EYLEA for the treatment of wet AMD and macular edema following CRVO, we may lose marketing approval, which would materially harm our business, prospects, operating results, and financial condition. Failure to comply may also subject us to sanctions, product recalls, or withdrawals of previously approved marketing applications. See also “If we fail to meet the stringent requirements of governmental regulation in the manufacture of drug products or product candidates, we could incur substantial remedial costs, delays in the development or approval of our product candidates or new indications for our marketed products and/or in their commercial launch if they obtain regulatory approval, and a reduction in sales.”
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
Our regulatory approval for sales of EYLEA is limited to the treatment of wet AMD and macular edema following CRVO and is limited geographically . If we don't receive approval for EYLEA for other indications, or if approvals are not obtained for sales in other countries, sales and profits will be limited.
     We have received regulatory approval for sale of EYLEA for the treatment of wet AMD and macular edema following CRVO only in the United States and for the treatment of wet AMD in Australia, Colombia, Japan, and Brazil. If we do not receive approval for EYLEA for other uses, or if approvals for sales in other countries are not obtained, sales will be limited and our potential for profits will be limited. As a result, our business, prospects, results of operations, and financial condition would be materially impacted.

Our sales of EYLEA are dependent on the availability and extent of reimbursement from third party payers, and changes to such reimbursement may materially harm our sales and potential revenue and harm our business, prospects, operating results, and financial condition.
     Our current sales in the United States of EYLEA are dependent, in part, on the availability and extent of reimbursement from third-party payers, including government programs such as Medicare and Medicaid and private payer healthcare and insurance programs. If approved for sale in other countries, such sales will be dependent, in part, on similar programs in these countries. In the United States, there is an increased focus from the federal government and others on analyzing the impact of various regulatory programs on the federal deficit, which could result in increased pressure on federal programs to reduce costs, including limiting federal healthcare expenditures. Economic pressure on state budgets may also have a similar impact. A reduction in the availability or extent of reimbursement from U.S. government programs could have a material adverse effect on the sales of EYLEA. Since EYLEA is too expensive for most patients to afford without health insurance coverage, if adequate coverage and reimbursement by third-party payers, including Medicare and Medicaid in the United States, is not available, our ability to successfully commercialize EYLEA will be materially adversely impacted. Our sales and potential profits and our business, prospects, operating results, and financial condition would be materially harmed. See also "The successful commercialization of our marketed products as well as our late-stage product candidates or new indications for our marketed products, if approved, will depend on obtaining coverage and reimbursement for use of these products from third-party payers, including Medicare and Medicaid in the United States, and these payers may not agree to cover or adequately reimburse for use of our products or may do so at levels that make our products uncompetitive and/or unprofitable, which would materially harm our business, prospects, operating results, and financial condition."
     The status of a J-Code for EYLEA could also affect reimbursement. J-Codes are permanent reimbursement codes maintained by Centers for Medicare and Medicaid Services (CMS) that are a component of the Healthcare Common Procedure Coding System (HCPCS), and are typically used to report injectable drugs that ordinarily cannot be self-administered. We do not currently have a J-Code for EYLEA, although we anticipate assignment of a J-Code for EYLEA in January 2013. From our product launch of EYLEA in November 2011 until June 30, 2012, EYLEA was billed using a non-specific miscellaneous J-code. Since such codes may be used for a wide variety of products, health plans may have more difficulty determining the actual product used and billed for the patient. As a result, these claims must often be submitted with additional information and manually processed, which can create delays in claims processing times as well as increasing the likelihood for claim errors. Effective July 1, 2012, CMS issued a Q-Code, which is a temporary code to facilitate reimbursement for physician-administered EYLEA pending the issuance of the J-Code expected in January 2013.
The commercial success of EYLEA currently being marketed for the treatment of wet AMD and macular edema following CRVO is subject to strong competition.
The market for eye disease products is very competitive. Novartis and Genentech are collaborating on the commercialization and further development of a VEGF antibody fragment, Lucentis® for the treatment of wet AMD, macular edema following CRVO, DME, and other eye indications. Lucentis® was approved by the FDA in June 2006 for the treatment of wet AMD and in June 2010 for the treatment of macular edema following retinal vein occlusion (RVO), CRVO, and BRVO. Lucentis® was also approved by the EMA for wet AMD in January 2007 and for DME in January 2011. Many other companies are working on the development of product candidates for the potential treatment of wet AMD and DME including those that act by blocking VEGF and VEGF receptors, as well as small interfering ribonucleic acids (siRNAs) that modulate gene expression. Ophthotech Corporation is developing Fovista™, an aptamer directed against platelet-derived growth factor subunit B (PDGF-B), as a product candidate intended to be used in combination with an anti-VEGF therapy in wet AMD. In June 2012, Ophthotech announced results of a Phase 2b study in wet AMD that it claimed demonstrated that Fovista™ administered in combination with Lucentis® resulted in increased visual outcomes compared to Lucentis® monotherapy. In addition, ophthalmologists are using off-label, third-party repackaged versions of Genentech’s approved VEGF antagonist, Avastin® with success for the treatment of wet AMD, DME, and RVO. The relatively low cost of therapy with Avastin® in patients with wet AMD presents a significant competitive challenge in this indication.

     The National Eye Institute (NEI) and others are conducting long-term, controlled clinical trials comparing Lucentis® to Avastin® in the treatment of wet AMD. One-year data from the Comparison of Age-Related Macular Degeneration Treatments Trial (CATT) were reported in April 2011 and indicated that Avastin® dosed monthly was non-inferior to Lucentis® dosed monthly in the primary efficacy endpoint of mean visual acuity gain at 52 weeks. Two-year data from CATT were reported in April 2012 and indicated that monthly Avastin® was non-inferior to monthly Lucentis® in mean visual acuity gain; as-needed dosing was not non-inferior to monthly dosing. Avastin® is also being evaluated in eye diseases in trials that have been initiated in the United Kingdom, Canada, Brazil, Mexico, Germany, Israel, and other countries. It may be difficult for EYLEA in this or other eye indications for which it may be approved to compete against Lucentis® and off-label use of Avastin® because doctors and patients have had significant experience using these medicines. Moreover, the reported results of the CATT study, combined with the relatively low cost of Avastin® in treating patients with wet AMD, may well exacerbate the competitive challenge which EYLEA will face in this or other eye indications for which it may be approved. In addition, ZALTRAP has not been manufactured and formulated for use in intravitreal injections, and while we believe that ZALTRAP would not be well tolerated if administered directly to the eye, there is a risk that third parties will attempt to repackage ZALTRAP for off-label use and sale for the treatment of wet AMD and other diseases of the eye, which would present a potential low-cost competitive threat to EYLEA for wet AMD, macular edema following CRVO, or other eye indications. See also “The commercial success of our marketed products, and for our other product candidates or new indications for our marketed products, if any are approved for marketing, is highly uncertain given their method of administration, and because our competitors have received approval for and may be marketing products with a similar mechanism of action or may enter the marketplace with better or lower cost drugs.”
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

     On December 31, 2011, we entered into the Genentech Agreement that covers making, using, and selling EYLEA in the United States for the prevention and treatment of human eye diseases and disorders in the United States, and ends the litigation relating to those matters. Under the Genentech Agreement, we received a non-exclusive license to the Davis-Smyth patents, and certain other technology patents owned or co-owned by Genentech. The Genentech Agreement does not cover any non-U.S. patent rights or non-U.S. patent disputes, and does not cover any use of aflibercept other than for prevention and treatment of human eye diseases and disorders in the United States. The First Davis-Smyth Case is continuing with respect to matters not covered by the Genentech Agreement. The Genentech Agreement provides for us to make payments to Genentech based on U.S. sales of EYLEA through May 7, 2016, the date the Davis-Smyth patents expire. As required by the Genentech Agreement, in the third quarter of 2012, we made a lump-sum payment of $60.0 million when cumulative U.S. sales of EYLEA reached $400 million. We will also pay royalties of 4.75% on cumulative U.S. sales of EYLEA between $400 million and $3 billion and 5.5% on any cumulative U.S. sales of EYLEA over $3 billion. As a result of the Genentech Agreement, on January 17, 2012, Genentech filed a second amended answer and counterclaim in the First Davis-Smyth Case, in which it amended its counterclaims alleging infringement of four of the five Davis-Smyth patents. On December 23, 2011, Genentech initiated a related case in the Court against Regeneron and Sanofi alleging infringement of four of the five Davis-Smyth Patents by activities relating to VEGF Trap (but excluding EYLEA) (the Second Davis-Smyth Case). As in the First Davis-Smyth Case, in the new complaint Genentech requests a judgment against us for damages, including for willful infringement, and other relief as the Court deems appropriate.
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
     Our manufacturing facility would be inadequate to produce the active pharmaceutical ingredients of (a) EYLEA, ZALTRAP, and ARCALYST, and (b) our antibody product candidates in sufficient clinical quantities if our clinical pipeline advances as planned. In addition to expanding our internal capacity, we intend to rely on our corporate collaborators, as well as contract manufacturers, to produce commercial quantities of drug material needed for commercialization of our products to the extent such quantities are not manufactured at our own facility. We rely entirely on third-parties and our collaborators for filling and finishing services. Generally, in order for other parties to perform any step in the manufacturing and supply chain, we must transfer technology to the other party which can be time consuming and may not be successfully accomplished without considerable cost and expense, or at all. We will have to depend on these other parties to perform effectively on a timely basis and to comply with regulatory requirements. If for any reason they are unable to do so, and as a result we are unable to directly or through such third parties manufacture and supply sufficient commercial quantities of our products on acceptable terms, or if we should encounter delays or other difficulties in our relationships with our corporate collaborators, third-party manufacturers, or other parties involved in our supply chain which adversely affect the timely manufacture and supply of our products, our business, prospects, operating results, and financial condition may be materially harmed.
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
     Expanding our manufacturing capacity to supply commercial quantities of the active pharmaceutical ingredients for our marketed products and our late-stage product candidates if they are approved for marketing, and to supply clinical drug material to support the continued growth of our clinical programs, will require substantial additional expenditures, and we will need to hire and train significant numbers of employees and managerial personnel to staff our manufacturing and supply chain operations. Start-up costs can be large and scale-up entails significant risks related to process development and manufacturing yields. In addition, we may face difficulties or delays in developing or acquiring the necessary production equipment and technology to manufacture sufficient quantities of our product candidates at reasonable costs and in compliance with applicable regulatory requirements. The FDA and analogous foreign regulatory authorities must determine that our existing and any expanded manufacturing facilities comply, or continue to comply, with cGMP requirements for both clinical and commercial production and license them, or continue to license them, accordingly, and such facilities must also comply with applicable environmental, safety, and other governmental permitting requirements. We may not successfully expand or establish sufficient manufacturing capabilities or manufacture our products economically or in compliance with cGMPs and other regulatory requirements, and we and our collaborators may not be able to build or procure additional capacity in the required timeframe to meet commercial demand for our late-stage product candidates if they receive regulatory approval, and to continue to meet the requirements of our clinical programs. This would interfere with our efforts to successfully commercialize EYLEA, ZALTRAP, and ARCALYST and could also delay or require us to discontinue one or more of our clinical development programs. As a result, our business, prospects, operating results, and financial condition could be materially harmed.
Our ability to manufacture our products may be impaired if any of our manufacturing activities, or the activities of third parties involved in our manufacture and supply chain, are found to infringe third-party patents.
     Our ability to continue to manufacture EYLEA, ZALTRAP, and ARCALYST in our Rensselaer, New York facilities, or to utilize third parties to produce our products or perform fill/finish services or other steps in our manufacture and supply chain, depends on our and their ability to operate without infringing the patents or other intellectual property rights of third parties. Other parties may allege that our manufacturing activities, or the activities of third parties involved in our manufacture and supply chain, infringe patents or other intellectual property rights. A judicial decision in favor of one or more parties making such allegations could preclude the manufacture of our products where those intellectual property rights apply which could materially harm our business, results of operations, and prospects.
If sales of EYLEA do not meet the levels currently expected, or if the launch of ZALTRAP or new indications of EYLEA, or any of our clinical programs, are delayed or discontinued, we may face costs related to unused capacity at our manufacturing facilities and at the facilities of third parties.
     We have large-scale manufacturing operations in Rensselaer, New York. We use our facilities to produce bulk product of ARCALYST for the treatment of CAPS, bulk product of EYLEA for the treatment of wet AMD and macular edema following CRVO, bulk product of ZALTRAP for the treatment of patients with mCRC that is resistant to or has progressed following an oxaliplatin-containing regimen, and clinical and preclinical candidates for ourselves and our collaborations, and plan to use such facilities to produce bulk product for commercial supply of new indications of our marketed products if they are approved for marketing. If our clinical candidates are discontinued or their clinical development is delayed, if the launch of new indications for our marketed products is delayed or does not occur, or if such products are launched and subsequently recalled or marketing approval is rescinded, we may have to absorb one hundred percent of related overhead costs and inefficiencies, as well as similar costs of third-party contract manufacturers performing services for us.
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

     Also, certain raw materials necessary for the manufacture and formulation of EYLEA, ZALTRAP, and ARCALYST, and of our product candidates, are provided by single-source unaffiliated third-party suppliers. In addition, we rely on certain third parties to perform filling, finishing, distribution, laboratory testing, and other services related to the manufacture of EYLEA, ZALTRAP, and ARCALYST, and our product candidates. We would be unable to obtain these raw materials or services for an indeterminate period of time if any of these third parties were to cease or interrupt production or otherwise fail to supply these materials, products, or services to us for any reason, including due to regulatory requirements or action, adverse financial developments at or affecting the supplier, failure by the supplier to comply with cGMPs, business interruptions, or labor shortages or disputes. This, in turn, could materially and adversely affect our ability to manufacture or supply EYLEA, ZALTRAP, ARCALYST, and our product candidates, which could materially and adversely affect our business and future prospects.
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
     We and our third-party providers are required to maintain compliance with cGMPs, and are subject to inspections by the FDA or comparable agencies in other jurisdictions to confirm such compliance. Changes of suppliers or modifications of methods of manufacturing may require amending our application(s) to the FDA or such comparable foreign agencies and acceptance of the change by the FDA or such comparable foreign agencies prior to release of product(s). Because we produce multiple products and product candidates at our facility in Rensselaer, New York, including EYLEA, ZALTRAP, and ARCALYST, there are increased risks associated with cGMP compliance. Our inability, or the inability of our third-party fill/finish or other service providers, to demonstrate ongoing cGMP compliance could require us to engage in lengthy and expensive remediation efforts, withdraw or recall product, halt or interrupt clinical trials, and/or interrupt commercial supply of any marketed products, and could also delay or prevent our obtaining regulatory approval for our late-stage product candidates or new indications for our marketed products. Any delay, interruption, or other issue that arises in the manufacture, fill/finish, packaging, or storage of any drug product or product candidate as a result of a failure of our facilities or the facilities or operations of third parties to pass any regulatory agency inspection or maintain cGMP compliance could significantly impair our ability to develop, obtain approval for, and successfully commercialize our products, which would substantially harm our business and prospects. Any finding of non-compliance could also increase our costs, cause us to delay the development of our product candidates, result in delay in our obtaining, or our not obtaining, regulatory approval of product candidates or new indications for our marketed products, and cause us to lose revenue from any marketed products, which could be seriously detrimental to our business, prospects, operating results, and financial condition.
Risks Related to Commercialization of Products
We may be unsuccessful in continuing our commercialization of EYLEA or commercializing our product candidates or new indications for our marketed products, if approved, which would materially delay or prevent our achieving long-term profitability.
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
     In particular, we are in the launch phase of commercialization of EYLEA for wet AMD and macular edema following CRVO and cannot be sure that EYLEA will be successful longer term. In addition to the challenges we face related to a company launching its first major commercial drug, as described in detail in the risk factor immediately below, we and Bayer HealthCare will face intense competition from Lucentis® and from off-label use of Avastin®, both of which have been on the market for a number of years. We expect that the continued commercial success of EYLEA will depend on many factors, including the following:

•
the effectiveness of our and Bayer HealthCare's commercial strategies for the launch and marketing of EYLEA in and outside the United States, respectively, including pricing strategy and the effectiveness of efforts to obtain, and the timing of obtaining, adequate third-party reimbursements;

•
maintaining and successfully monitoring commercial manufacturing arrangements for EYLEA with third parties who perform fill/finish or other steps in the manufacture of EYLEA to ensure that they meet our standards and those of regulatory authorities, including the FDA, which extensively regulate and monitor pharmaceutical manufacturing facilities;

•	our ability to meet the demand for commercial supplies of EYLEA;

•
our ability to effectively communicate to the marketplace the benefits of the dosing regimen of EYLEA as compared to the dosing regimen of Lucentis®, and the willingness of retinal specialists and patients to switch from Lucentis® or off-label use of Avastin® to EYLEA;

•
the ability of patients, retinal specialists, and other providers to obtain and maintain sufficient coverage and reimbursement from third-party payers, including Medicare and Medicaid in the United States and other government and private payers in the United States and foreign jurisdictions; and

•	the effect of new health care legislation currently being implemented in the United States.
     While we believe that EYLEA has a commercially competitive profile, we cannot predict whether ophthalmologists, particularly retinal specialists, and patients, will continue to accept and utilize EYLEA. Our and Bayer HealthCare's efforts to educate the relevant medical community and third-party payers regarding the benefits of EYLEA will require significant resources and may not be successful in achieving our objectives. If EYLEA does not achieve significant market acceptance, our ability to sustain profitability would be materially impaired.
If we are unable to establish, and effectively deploy and manage, sales, marketing, and distribution capabilities in the applicable markets or to enter into agreements with third parties to do so, we will not generate our expected sales of EYLEA or successfully launch and commercialize our product candidates or new indications for our marketed products if they receive regulatory approval, which would materially harm our business, prospects, operating results, and financial condition.
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
     We have established our own sales and marketing organization for EYLEA in the United States for the treatment of wet AMD and macular edema following CRVO. However, we may be unsuccessful in achieving a successful commercialization of EYLEA in the United States, which would materially harm our business, prospects, operating results, and financial condition. We have limited experience in sales, marketing, or distribution of products in substantial commercial quantities or in establishing and managing the required infrastructure to do so, including large-scale information technology systems and a large-scale distribution network, and we may be unable to establish such infrastructure on a timely basis. Even if we hire qualified sales and marketing personnel, and establish the required infrastructure we need to support our objectives, or enter into marketing and distribution agreements with third parties on acceptable terms, we may not do so in an efficient manner or on a timely basis. We may not be able to correctly judge the size and experience of the sales and marketing force and the scale of distribution capabilities necessary to successfully market and sell in the United States EYLEA or any of our other product candidates or new indications if they receive regulatory approval in the United States and as to which we retain sales and marketing responsibility in that market. Establishing and maintaining sales, marketing, and distribution capabilities are expensive and time-consuming. Our expenses associated with building up and maintaining a sales force and distribution capabilities may be disproportional, particularly in the near term, compared to the revenues we may be able to generate. Ultimately neither we nor our collaborators may be successful in commercializing EYLEA, ZALTRAP, or, if they received regulatory approval, any of our other product candidates.
     Under the terms of our collaboration agreement, Sanofi has primary responsibility for sales, marketing, and distribution of ZALTRAP.
     We currently have no sales, marketing, commercial, or distribution capabilities outside the United States. Under the terms of our license and collaboration agreement with Bayer HealthCare, we will rely on Bayer HealthCare for sales, marketing, and distribution of EYLEA in countries outside the United States should it be approved for marketing in such countries.

The commercial success of our marketed products, and for our other product candidates or new indications for our marketed products, if any are approved for marketing, is highly uncertain given their method of administration, and because our competitors have received approval for and may be marketing products with a similar mechanism of action or may enter the marketplace with better or lower cost drugs.
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
     As previously noted, Genentech has an approved VEGF antagonist, Avastin®, on the market for treating certain cancers and many different pharmaceutical and biotechnology companies are working to develop competing VEGF antagonists, including Novartis, Amgen, Inc., Imclone LLC/Eli Lilly, Pfizer, Inc., AstraZeneca, and GlaxoSmithKline. Some of these molecules may offer competitive advantages over our molecule. Each of Pfizer, Onyx (together with its partner Bayer HealthCare), and GlaxoSmithKline are marketing and selling oral medications that target tumor cell growth and new vasculature formation that fuels the growth of tumors. It will be difficult for ZALTRAP to compete against Avastin® and the FDA approved kinase inhibitors, because doctors and patients will have significant experience using these medicines. In addition, an oral medication may be considerably less expensive for patients than a biologic medication, providing a competitive advantage to companies that market such products.
     The market for eye disease products is also very competitive. Novartis and Genentech are collaborating on the commercialization and further development of a VEGF antibody fragment, Lucentis® for the treatment of wet AMD, macular edema following CRVO, DME, and other eye indications. Lucentis® was approved by the FDA in June 2006 for the treatment of wet AMD and in June 2010 for the treatment of macular edema following retinal vein occlusion (RVO), CRVO, and BRVO. Lucentis® was also approved by the EMA for wet AMD in January 2007 and for DME in January 2011. Many other companies are working on the development of product candidates for the potential treatment of wet AMD and DME including those that act by blocking VEGF and VEGF receptors, as well as small interfering ribonucleic acids (siRNAs) that modulate gene expression. Ophthotech Corporation is developing Fovista™, an aptamer directed against platelet-derived growth factor subunit B (PDGF-B), as a product candidate intended to be used in combination with an anti-VEGF therapy. In June 2012, Ophthotech announced results of a Phase 2b study that it claimed demonstrated that Fovista™ administered in combination with Lucentis® resulted in increased visual outcomes compared to Lucentis® monotherapy. In addition, ophthalmologists are using off-label, with success for the treatment of wet AMD, DME, and macular edema following RVO, third-party repackaged versions of Genentech’s approved VEGF antagonist, Avastin®.

     The National Eye Institute (NEI) and others are conducting long-term, controlled clinical trials comparing Lucentis® to Avastin® in the treatment of wet AMD. One-year data from the CATT study were reported in April 2011 and indicated that Avastin® dosed monthly was non-inferior to Lucentis® dosed monthly in the primary efficacy endpoint of mean visual acuity gain at 52 weeks. Two-year data from CATT were reported in April 2012 and indicated that Avastin® was non-inferior to Lucentis® in mean visual acuity gain; as-needed dosing was not non-inferior to monthly dosing. It may be difficult for EYLEA in this or other eye indications for which it may be approved to compete against Lucentis® and off-label use of Avastin® because doctors and patients have had significant experience using these medicines. Moreover, the reported results of the CATT study, combined with the relatively low cost of Avastin® in treating patients with wet AMD, may well exacerbate the competitive challenge which EYLEA will face in this or other eye indications for which it may be approved. In addition, while we believe that ZALTRAP would not be well tolerated if administered directly to the eye, there is a risk that third parties will attempt to repackage ZALTRAP for off-label use and sale for the treatment of wet AMD and other diseases of the eye, which would present a potential low-cost competitive threat to EYLEA for wet AMD, macular edema following CRVO, or other eye indications. There are both small molecules and antibodies in development by other companies that are designed to block the synthesis of IL-1 or inhibit the signaling of IL-1. For example, Eli Lilly, Xoma (in collaboration with Servier), and Novartis are each developing antibodies to IL-1 and both Amgen and MedImmune are developing antibodies to the IL-1 receptor. In 2009, Novartis received regulatory approval in the United States and Europe for Ilaris®, a fully human anti-interleukin-IL1β antibody, for the treatment of CAPS. Ilaris® is also in development for atherosclerosis and a number of other inflammatory diseases. Novartis’ IL-1 antibody and these other drug candidates could offer competitive advantages over ARCALYST. For example, Ilaris® is dosed once every eight weeks compared to the once-weekly dosing regimen for ARCALYST. The successful development and/or commercialization of these competing molecules could adversely affect sales of ARCALYST for the treatment of CAPS and delay or impair our ability to commercialize ARCALYST for indications other than CAPS.
Our earlier stage clinical candidates in development are all fully human monoclonal antibodies, which were generated using our VelocImmune technology. Our antibody generation technologies and earlier-stage clinical candidates face competition from many pharmaceutical and biotechnology companies using various technologies.
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
The successful commercialization of our marketed products, as well as our late-stage product candidates or new indications for our marketed products, if approved, will depend on obtaining coverage and reimbursement for use of these products from third-party payers, including Medicare and Medicaid in the United States, and these payers may not agree to cover or adequately reimburse for use of our products or may do so at levels that make our products uncompetitive and/or unprofitable, which would materially harm our business, prospects, operating results, and financial condition.
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
     Since EYLEA for the treatment of wet AMD, macular edema following CRVO, and other eye diseases, and ZALTRAP for the treatment of patients with mCRC that is resistant to or has progressed following an oxaliplatin-containing regimen, will likely be too expensive for most patients to afford without health insurance coverage, if these products are unable to obtain adequate coverage and reimbursement by third-party payers, including Medicare and Medicaid in the United States, our ability to successfully commercialize these products would be materially adversely impacted. The status of a J-Code for our marketed products could also affect reimbursement. J-Codes are permanent reimbursement codes maintained by CMS that are a component of HCPCS, and are typically used to report injectable drugs that ordinarily cannot be self-administered. Although we have a J-Code for ARCALYST, we do not currently have a J-Code for EYLEA, although we anticipate assignment of a J-Code for EYLEA in January 2013. Effective July 1, 2012, CMS issued a Q-Code which is a temporary code to facilitate reimbursement for physician-administered EYLEA pending the issuance of the J-Code expected in January 2013. Without a unique J-Code identifier and prior to the effective date of the Q-code, EYLEA has been billed using a non-specific miscellaneous J-Code. Since such codes may be used for a wide variety of products, health plans may have more difficulty determining the actual product used and billed for the patient. As a result, these claims must often be submitted with additional information and manually processed, which can create delays in claims processing times as well as increasing the likelihood for claim errors. Third-party payers, including Medicare and Medicaid in the United States, may not cover and/or reimburse for these products at levels required for us to successfully commercialize these products. Any limitation imposed by third-party payers on the use of our products if they are approved for marketing, or any action or decision by CMS or analogous foreign agencies or authorities which for any reason denies coverage or reimbursement for our products or provides coverage or reimbursement at levels that harm our products’ competitiveness or leads to lower prices for those products, will have a material negative effect on our ability to sustain profitability. In certain foreign countries, pricing, coverage, and level of reimbursement of prescription drugs are subject to governmental control, and we and our collaborators may be unable to obtain coverage, pricing, and/or reimbursement on terms that are favorable to us or necessary for us or our collaborators to successfully commercialize our products in those countries. In some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. Our results of operations may suffer if we or our collaborators are unable to market our products in foreign countries or if coverage and reimbursement for our products in foreign countries is limited or delayed.
Regulatory and Litigation Risks
If the testing or use of our products harms people, we could be subject to costly and damaging product liability claims.
     The testing, manufacturing, marketing, and sale of drugs for use in people expose us to product liability risk. Any informed consent or waivers obtained from people who enroll in our clinical trials may not protect us from liability or the cost of litigation. We may also be subject to claims by patients who use our approved products, or our product candidates if those product candidates receive regulatory approval and become commercially available, that they have been injured by a side effect associated with the drug. We may face product liability claims and be found responsible even if injury arises from the acts or omissions of our third-party fill/finish or other providers. Our product liability insurance may not cover all potential liabilities or may not completely cover any liability arising from any such litigation. Moreover, in the future we may not have access to liability insurance or be able to maintain our insurance on acceptable terms.

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
     All aspects of our business, including research and development, manufacturing, marketing, pricing, sales, litigation, and intellectual property rights, are subject to extensive legislation and regulation. Changes in applicable federal and state laws and agency regulations could have a materially negative impact on our business. These include:

•	changes in the FDA and foreign regulatory processes for new therapeutics that may delay or prevent the approval of any of our current or future product candidates;

•
new laws, regulations, or judicial decisions related to healthcare availability or the payment for healthcare products and services, including prescription drugs, that would make it more difficult for us to market and sell products once they are approved by the FDA or foreign regulatory agencies;

•
changes in FDA and foreign regulations that may require additional safety monitoring prior to or after the introduction of new products to market, which could materially increase our costs of doing business; and

•
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
If our collaboration with Sanofi for ZALTRAP is terminated, or Sanofi materially breaches its obligations thereunder, our business operations, prospects, and financial condition, and our ability to develop and commercialize ZALTRAP would be materially harmed.
     We rely heavily on Sanofi to lead much of the development of ZALTRAP and the commercialization of ZALTRAP. If Sanofi fails to perform its obligations in a timely manner, or at all, our ability to develop and commercialize ZALTRAP in previously-treated mCRC will be significantly adversely affected. Sanofi has the right to terminate its collaboration agreement with us at any time upon twelve months advance notice. If Sanofi were to terminate its collaboration agreement with us, we would not have the resources or skills to replace those of our partner, which we would have to develop or outsource at substantial additional costs to us. In particular, we have limited commercial capabilities outside the United States and would have to develop or outsource these capabilities. Termination of the Sanofi collaboration agreement for ZALTRAP would create substantial new and additional risks to the successful development and commercialization of ZALTRAP.
If our collaboration with Bayer HealthCare for EYLEA is terminated, or Bayer HealthCare materially breaches its obligations thereunder, our business operations, prospects, and financial condition, and our ability to continue to develop EYLEA and commercialize EYLEA outside the United States in the time expected, or at all, would be materially harmed.
     We rely heavily on Bayer HealthCare to assist with the development, and the commercialization outside the United States, of EYLEA. Under our agreement with them, Bayer HealthCare is required to fund approximately half of the development expenses incurred by both companies in connection with the global EYLEA development program. As the EYLEA program continues, we will continue to rely on Bayer HealthCare to assist with funding the EYLEA development program, continue to lead the development of EYLEA outside the United States, obtain regulatory approval outside the United States, and provide all sales, marketing, and commercial support for the product outside the United States. In particular, Bayer HealthCare has responsibility for selling EYLEA outside the United States using its sales force in countries other than Japan. In Japan, Santen Pharmaceuticals Co. Ltd. will sell EYLEA pursuant to a Co-Promotion and Distribution Agreement with Bayer HealthCare’s Japanese affiliate. While we cannot assure you that EYLEA will receive regulatory approval in or outside the United States or be successfully commercialized, if Bayer HealthCare and, in Japan, Santen do not perform their obligations in a timely manner, or at all, our ability to develop, manufacture, and commercialize EYLEA outside the United States will be significantly adversely affected. Bayer HealthCare has the right to terminate its collaboration agreement with us at any time upon six or twelve months advance notice, depending on the circumstances giving rise to termination. If Bayer HealthCare were to terminate its collaboration agreement with us, we would not have the resources or skills to replace those of our partner, which could require us to seek additional funding or another collaboration that might not be available on favorable terms or at all, and could cause significant delays in the development and/or commercialization of EYLEA outside the United States and result in substantial additional costs to us. We have limited commercial capabilities outside the United States and would have to develop or outsource these capabilities. Termination of the Bayer HealthCare collaboration agreement would create substantial new and additional risks to the successful development and commercialization of EYLEA, particularly outside the United States.
Our collaborators and service providers may fail to perform adequately in their efforts to support the development, manufacture, and commercialization of our drug candidates and current and future products.
     We depend upon third-party collaborators, including Sanofi, Bayer HealthCare, and service providers such as CROs, outside testing laboratories, clinical investigator sites, and third-party manufacturers, fill/finish, and product packagers and labelers, to assist us in the manufacture and preclinical and clinical development of our product candidates. We also depend, or will depend, on some of these third parties in connection with the commercialization of EYLEA for the treatment of wet AMD and macular edema following CRVO, ARCALYST for the treatment of CAPS, and our late-stage product candidates and new indications for our marketed products if they are approved for marketing. If any of our existing collaborators or service providers breaches or terminates its agreement with us or does not perform its development or manufacturing services under an agreement in a timely manner or in compliance with applicable GMPs, Good Laboratory Practices (GLPs), or GCP Standards, we could experience additional costs, delays, and difficulties in the manufacture or development of, or in obtaining approval by regulatory authorities for and successfully commercializing, our product candidates.
     We rely on third-party service providers to support the distribution of EYLEA and ARCALYST and for many other related activities in connection with the commercialization of these marketed products. Despite our arrangements with them, these third parties may not perform adequately. If these service providers do not perform their services adequately, our sales of EYLEA for the treatment of wet AMD and macular edema following CRVO and ARCALYST for the treatment of CAPS will suffer.

Risk Related to Employees
We are dependent on our key personnel and if we cannot recruit and retain leaders in our research, development, manufacturing, and commercial organizations, our business will be harmed.
     We are highly dependent on certain of our executive officers, other key members of our senior management team, and our Chairman. If we are not able to retain any of these persons, our business may suffer. In particular, we depend on the services of P. Roy Vagelos, M.D., the Chairman of our board of directors, Leonard S. Schleifer, M.D., Ph.D., our President and Chief Executive Officer, George D. Yancopoulos, M.D., Ph.D., our Executive Vice President, Chief Scientific Officer and President, Regeneron Research Laboratories, and Neil Stahl, Ph.D., our Senior Vice President, Research and Development Sciences. As we commercialize EYLEA in the United States for the treatment of wet AMD and macular edema following CRVO, we are also be highly dependent on the expertise and services of members of our senior management leading these commercialization efforts. There is intense competition in the biotechnology industry for qualified scientists and managerial personnel in the development, manufacture, and commercialization of drugs. We may not be able to continue to attract and retain the qualified personnel necessary to continue to advance our business and achieve our strategic objectives.
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

•	announcement of submission of an application for regulatory approval of one or more of our product candidates or new indications for our marketed products;

•	progress, delays, or results in clinical trials of our or our competitors’ product candidates or new indications for marketed products;

•	announcement of technological innovations or product candidates by us or competitors;

•
fluctuations in our operating results; in particular, net product sales of, and profits from, EYLEA and, if any of our product candidates or our new indications for our marketed products receive regulatory approval, net product sales of, and profits from, these product candidates and new indications;

•
market acceptance of, and fluctuations in market share for, our marketed products, especially EYLEA, and whether these factors, including our net products sales, underperform, meet, or exceed the expectations of investors or analysts;

•	third-party claims that our products or technologies infringe their patents;

•	third-party challenges to our patents in the European Patent Office and in the U.S. Patent and Trademark Office;

•	public concern as to the safety or effectiveness of any of our marketed products, EYLEA, ZALTRAP, or ARCALYST,

or product candidates or new indications for our marketed products;

•	pricing or reimbursement actions or decisions by government authorities or insurers affecting the coverage or reimbursement of any of our marketed products or competitors’ products;

•	our ability to raise additional capital as needed on favorable terms;

•	developments in our relationship with collaborative partners;

•	developments in the biotechnology industry or in government regulation of healthcare;

•	large sales of our Common Stock by our executive officers, directors, or significant shareholders;

•	arrivals and departures of key personnel; and

•	general market conditions.
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
     A small number of our shareholders beneficially own a substantial amount of our Common Stock. As of September 30, 2012, our six largest shareholders plus Leonard S. Schleifer, M.D, Ph.D., our Chief Executive Officer, beneficially owned 60.3% of our outstanding shares of Common Stock, assuming, in the case of our Chief Executive Officer, the conversion of his Class A Stock into Common Stock and the exercise of all options held by him which are exercisable within 60 days of September 30, 2012. In September 2003, Sanofi (then Aventis Pharmaceuticals Inc.) purchased 2,799,552 newly issued, unregistered shares of our Common Stock, and in December 2007 Sanofi purchased an additional 12,000,000 newly issued, unregistered shares of our Common Stock. Under our investor agreement, as amended, with Sanofi, these shares may not be sold until December 20, 2017 except under limited circumstances and subject to earlier termination of these restrictions upon the occurrence of certain events. In addition, in October 2010, Sanofi purchased an additional 1,017,401 shares of Common Stock in our underwritten public offering. As of September 30, 2012, Sanofi beneficially owned 15,816,953 shares of our Common Stock, representing approximately 16.8% of the shares of Common Stock then outstanding. If Sanofi, or our other significant shareholders or we, sell substantial amounts of our Common Stock in the public market, or the perception that such sales may occur exists, the market price of our Common Stock could fall. Sales of Common Stock by our significant shareholders, including Sanofi, also might make it more difficult for us to raise funds by selling equity or equity-related securities in the future at a time and price that we deem appropriate.
Our existing shareholders may be able to exert significant influence over matters requiring shareholder approval.
     Holders of Class A Stock, who are generally the shareholders who purchased their stock from us before our initial public offering, are entitled to ten votes per share, while holders of Common Stock are entitled to one vote per share. As of September 30, 2012, holders of Class A Stock held 18.1% of the combined voting power of all shares of Common Stock and Class A Stock then outstanding. These shareholders, if acting together, would be in a position to significantly influence the election of our directors and the vote on certain corporate transactions that require majority or supermajority approval of the combined classes, including mergers and other business combinations. This may result in our taking corporate actions that other shareholders may not consider to be in their best interest and may affect the price of our Common Stock. As of September 30, 2012:

•
our current executive officers and directors beneficially owned 10.9% of our outstanding shares of Common Stock, assuming conversion of their Class A Stock into Common Stock and the exercise of all options held by such persons which are exercisable within 60 days of September 30, 2012, and 23.7% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by such persons which are exercisable within 60 days of September 30, 2012; and

•
our six largest shareholders plus Leonard S. Schleifer, M.D., Ph.D. our Chief Executive Officer, beneficially owned 60.3% of our outstanding shares of Common Stock, assuming, in the case of our Chief Executive Officer, the conversion of his Class A Stock into Common Stock and the exercise of all options held by him which are exercisable within 60 days of September 30, 2012. In addition, these six shareholders held 63.8% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by our Chief Executive Officer which are exercisable within 60 days of September 30, 2012.

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

•	a requirement that any shareholder seeking to bring business before an annual meeting of shareholders must provide timely notice of this intention in writing and meet various other requirements; and

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

ITEM 6. EXHIBITS
(a)          Exhibits

Exhibit Number	Description
31.1	- Certification of CEO pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	- Certification of CFO pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32	- Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.
101	- Interactive Data File
101.INS	- XBRL Instance Document
101.SCH	- XBRL Taxonomy Extension Schema
101.CAL	- XBRL Taxonomy Extension Calculation Linkbase
101.DEF	- XBRL Taxonomy Extension Definition Document
101.LAB	- XBRL Taxonomy Extension Label Linkbase
101.PRE	- XBRL Taxonomy Extension Presentation Linkbase

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGENERON PHARMACEUTICALS, INC.

Date:	October 24, 2012	By: /s/ MURRAY A. GOLDBERG

Murray A. Goldberg
Senior Vice President, Finance & Administration,
Chief Financial Officer, Treasurer, and
Assistant Secretary
(Principal Financial Officer and
Duly Authorized Officer)