Form 10-K
period 2012-12-31
REGENERON PHARMACEUTICALS INC
filed 2013-02-15
CIK 872589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ✓ No __

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes __ No ✓

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ✓    No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ✓    No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§232.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.   ✓

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	✓	Accelerated filer	__	Non-accelerated filer	__	Smaller reporting company	__

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No ✓

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $10,364,000,000, computed by reference to the closing sales price of the stock on NASDAQ on June 30, 2012 the last trading day of the registrant's most recently completed second fiscal quarter.

The number of shares outstanding of each of the registrant’s classes of common stock as of February 7, 2013:

Class of Common Stock	Number of Shares
Class A Stock, $0.001 par value	2,069,084
Common Stock, $0.001 par value	95,381,517

DOCUMENTS INCORPORATED BY REFERENCE:

Specified portions of the Registrant's definitive proxy statement to be filed in connection with solicitation of proxies for its 2013 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K. Exhibit index is located on pages 76 to 79 of this filing.

REGENERON PHARMACEUTICALS, INC.
ANNUAL REPORT ON FORM 10-K

"ARCALYST®", "EYLEA®", "ZALTRAP®”, “VelocImmune®”, “VelociGene®”, ”VelociMouse®”, “VelociMab®”, and “VelociSuite™” are trademarks of Regeneron Pharmaceuticals, Inc. All other trademarks in this Form 10-K are the property of their respective owners.

PART I

ITEM 1. BUSINESS

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties relating to future events and the future financial performance of Regeneron Pharmaceuticals, Inc., and actual events or results may differ materially from these forward-looking statements. These statements concern, and these risks and uncertainties include, among others, the nature, timing, and possible success and therapeutic applications of EYLEA®, ZALTRAP®, and ARCALYST® and our product candidates, potential new indications for marketed products, and research and clinical programs now underway or planned; the likelihood and timing of possible regulatory approval and commercial launch of our late-stage product candidates and new indications for marketed products; determinations by regulatory and administrative governmental authorities which may delay or restrict our ability to continue to develop or commercialize EYLEA, ZALTRAP, and ARCALYST and other product and drug candidates and possible new indications for marketed products; the ability for us to manufacture and manage supply chains for multiple products and product candidates; competing drugs and product candidates that may be superior to EYLEA, ZALTRAP, and ARCALYST and our product and drug candidates and possible new indications for marketed products; uncertainty of market acceptance of EYLEA, ZALTRAP, and ARCALYST and our product and drug candidates and possible new indications for marketed products; coverage and reimbursement determinations by third-party payers, including Medicare and Medicaid; unforeseen safety issues resulting from the administration of products and product candidates in patients; unanticipated expenses; the costs of developing, producing, and selling products; the ability for us to meet any of our financial projections or guidance and changes to the assumptions underlying those projections or guidance; the potential for any license or collaboration agreement, including our agreements with Sanofi and Bayer HealthCare LLC, to be canceled or terminated without any further product success; and risks associated with third-party intellectual property and pending or future litigation relating thereto. These statements are made by us based on management's current beliefs and judgment. In evaluating such statements, shareholders and potential investors should specifically consider the various factors identified under the caption “Risk Factors” which could cause actual events and results to differ materially from those indicated by such forward-looking statements. We do not undertake any obligation to update publicly any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law.

General
Regeneron Pharmaceuticals, Inc. is a fully integrated biopharmaceutical company that discovers, invents, develops, manufactures, and commercializes medicines for the treatment of serious medical conditions. Our total revenues were $1,378.5 million in 2012, compared to $445.8 million in 2011 and $459.1 million in 2010. Our net income was $750.3 million, or $6.75 per diluted share, in 2012, compared to net losses of $221.8 million, or $2.45 per share (basic and diluted), in 2011 and $104.5 million, or $1.26 per share (basic and diluted), in 2010. Net income in 2012 included an income tax benefit of $335.8 million, primarily attributable to the release of substantially all of the valuation allowance against our deferred tax assets, and $75.0 million of substantive milestone payments from our collaborators, as described below under Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations."
We currently have three marketed products:

•
EYLEA® (aflibercept) Injection, known in the scientific literature as VEGF Trap-Eye, which is available in the United States for the treatment of neovascular age-related macular degeneration (wet AMD) and macular edema following central retinal vein occlusion (CRVO), and in the United Kingdom, Germany, Switzerland, Australia, Japan, and certain other countries for the treatment of wet AMD. We commenced sales of EYLEA for the treatment of wet AMD in November 2011 and for the treatment of macular edema following CRVO in September 2012, following receipt of regulatory approval in the United States. Bayer HealthCare commenced sales of EYLEA for the treatment of wet AMD in the fourth quarter of 2012 following receipt of regulatory approvals in the European Union (EU) and other regions. Bayer HealthCare has additional regulatory applications for EYLEA for the treatment of wet AMD pending in other countries. In addition, Bayer HealthCare submitted applications for marketing authorization for EYLEA in Europe in December 2012 and in Japan in January 2013 for the treatment of macular edema following CRVO.

We are collaborating with Bayer HealthCare on the global development and commercialization of EYLEA outside the United States. Bayer HealthCare will market EYLEA outside the United States, where, for countries other than Japan, the companies will share equally the profits and losses from sales of EYLEA. In Japan, we are entitled to a royalty on sales of EYLEA, as described below. We maintain exclusive rights to EYLEA in the United States and are entitled to all profits from any such sales.

Net product sales of EYLEA in the United States were $837.9 million in 2012 and $24.8 million in 2011. EYLEA net product sales outside of the United States, which are recorded by Bayer HealthCare, commenced in the fourth quarter of 2012, and were $19.0 million for the year.

•
ZALTRAP® (ziv-aflibercept) Injection for Intravenous Infusion, known in the scientific literature as VEGF Trap, which is available in the United States for treatment, in combination with 5-fluorouracil, leucovorin, irinotecan (FOLFIRI), of patients with metastatic colorectal cancer (mCRC) that is resistant to or has progressed following an oxaliplatin-containing regimen. In February 2013, the European Commission (EC) granted marketing authorization in the European Union for ZALTRAP 25mg/ml concentrate for solution for infusion in combination with FOLRIRI chemotherapy in adults with mCRC that is resistant to or has progressed after an oxaliplatin-containing regimen. Regulatory applications for marketing authorization of ZALTRAP for the treatment of previously treated mCRC patients in other countries have also been submitted and are currently under review by the respective regulatory agencies.

We and Sanofi globally collaborate on the development and commercialization of ZALTRAP, and share profits and losses from commercialization of ZALTRAP, except for Japan where we are entitled to a royalty on sales of ZALTRAP, as described below. ZALTRAP net product sales, which are recorded by Sanofi, commenced in the United States in August 2012, and totaled $31.7 million in 2012.

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

Net product sales of ARCALYST totaled $20.2 million in 2012, $19.9 million in 2011, and $25.3 million in 2010. Net product sales of ARCALYST in 2010 included $20.5 million of ARCALYST net product sales made in 2010 and $4.8 million of previously deferred net product sales, as described below under Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations."
We have 13 product candidates in clinical development, all of which were discovered in our research laboratories. Our Trap-based clinical programs are:

•
EYLEA, which is in clinical trials for the treatment of diabetic macular edema (DME), macular edema following branch retinal vein occlusion (BRVO), and, in Asia, choroidal neovascularization of the retina as a result of pathologic myopia (mCNV), in collaboration with Bayer HealthCare; and

•	ZALTRAP, which is being studied in combination with our angiopoietin-2 inhibitor (REGN910) in oncology in collaboration with Sanofi.
Our antibody-based clinical programs include eleven fully human monoclonal antibodies. The following six are being developed in collaboration with Sanofi:

•	Sarilumab (REGN88), an antibody to the interleukin-6 receptor (IL-6R), which is being developed in rheumatoid arthritis;

•	REGN727, an antibody to Proprotein Convertase Subtilisin/Kexin type 9 (PCSK9), which is being developed for low-density lipoprotein (LDL) cholesterol reduction;

•	REGN668, an antibody to the interleukin-4 receptor (IL-4R), which is being developed in atopic dermatitis and allergic asthma;

•	REGN421, an antibody to Delta-like ligand-4 (Dll4), a novel angiogenesis target, which is being developed in oncology;

•	REGN910, an antibody to angiopoietin-2 (ANG2), another novel angiogenesis target, which is being developed in oncology; and

•	REGN1033, an antibody to myostatin (GDF8), which is in clinical development.
In addition, we are developing the following five antibodies independently:

•	REGN1400, an antibody to ErbB3, which is being developed in oncology;

•	REGN846, an antibody in clinical development against an undisclosed target, which is being developed in atopic dermatitis;

•	REGN1154, an antibody in clinical development against an undisclosed target;

•	REGN1500, an antibody in clinical development against an undisclosed target; and

•	REGN475, an antibody to Nerve Growth Factor (NGF), which is being developed for the treatment of pain and which is currently on clinical hold by the U.S. Food and Drug Administration (FDA).

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

Clinical Programs:
1. EYLEA - Ophthalmologic Diseases
Vascular Endothelial Growth Factor (VEGF) is a naturally occurring protein in the body. Its normal role in a healthy organism is to trigger formation of new blood vessels (angiogenesis) supporting the growth of the body's tissues and organs. However, in certain diseases, such as wet AMD, it is also associated with the growth of abnormal new blood vessels in the eye, which exhibit abnormal increased permeability that leads to edema. Scarring and loss of fine-resolution central vision often results. In CRVO and BRVO, a blockage occurs in the main blood vessel that transports deoxygenated blood away from the retina. VEGF levels are elevated in response, contributing to macular edema. For clinically significant DME, VEGF-mediated leakage of fluid from blood vessels in the eye results in interference with vision.
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
We, together with our ex-U.S. collaborator Bayer HealthCare, are evaluating EYLEA in Phase 3 programs in patients with DME, macular edema following BRVO, and, in Asia, mCNV of the retina as a result of pathologic myopia. Wet AMD, diabetic retinopathy (which includes DME), and retinal vein occlusion are three of the leading causes of adult blindness in the developed world. In these conditions, severe visual loss is caused by neovascular proliferation and/or retinal edema.
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
In the first quarter of 2011, we and Bayer HealthCare initiated a Phase 3 trial in Asia in collaboration with the Singapore Eye Research Institute (SERI) investigating the efficacy and safety of EYLEA in patients with mCNV of the retina as a result of pathologic myopia (MYRROR). This study is fully enrolled.
In the fourth quarter of 2011, we and Bayer HealthCare initiated a Phase 3 trial in China evaluating the efficacy and safety of EYLEA in wet AMD (SIGHT). The trial is expected to include approximately 300 patients.
In the second quarter of 2012, we initiated a multinational study of EYLEA in patients with macular edema following BRVO (VIBRANT).
In the fourth quarter of 2012, we initiated a study to fulfill a post-marketing requirement by the FDA, RE-VIEW, which will evaluate the effect of EYLEA on corneal endothelium.

2. ZALTRAP (ziv-aflibercept) - Oncology
ZALTRAP is a fusion protein that is designed to bind all forms of VEGF-A, VEGF-B, and P1GF, and prevent their interaction with cell surface receptors. VEGF-A (and to a lesser degree, P1GF) is required for the growth of new blood vessels (a process known as angiogenesis) that are needed for tumors to grow.
During the third quarter of 2012, we and Sanofi initiated a Phase 1b study of a combination of ZALTRAP and our angiopoietin-2 inhibitor (REGN910) in patients with advanced solid malignancies.
In April 2012, we and Sanofi announced that the Phase 3 VENICE trial for metastatic androgen-independent prostate cancer in combination with docetaxel/prednisone did not meet its primary endpoint.
3. ARCALYST (rilonacept) - Inflammatory Diseases
ARCALYST is a protein-based product designed to bind the interleukin-1 (called IL-1) cytokine and prevent its interaction with cell surface receptors.
In the fourth quarter of 2011, we submitted a supplemental BLA (sBLA) for U.S. regulatory approval of ARCALYST for the prevention of gout flares in patients initiating uric acid-lowering therapy. In July 2012, the FDA issued a Complete Response Letter for the sBLA, which stated that the FDA could not approve the application in its current form. The FDA requested additional clinical data, as well as additional Chemistry, Manufacturing, and Controls (CMC) information related to a proposed new dosage form. The FDA's action does not impact the approved indication of ARCALYST for the treatment of CAPS. We have discontinued development of ARCALYST in gout. We have also withdrawn our approved application for CAPS in the European Union, where we had not previously launched the product.
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

During the third quarter of 2011, we and Sanofi initiated the Phase 3 stage of the Phase 2/3 SARIL-RA-MOBILITY study in patients with RA, which is now fully enrolled. This trial will assess the improvement in signs and symptoms at 24 weeks and sarilumab's effect on radiographic progression at one year. In addition, we and Sanofi have initiated a second Phase 3 study, SARIL-RA-TARGET. SARIL-RA-TARGET is a randomized, double-blind, placebo-controlled study evaluating sarilumab in combination with non-biologic, disease-modifying anti-rheumatic drugs (DMARDs) in moderate-to-severe active RA patients with inadequate response to, or intolerant of, one or more tumor necrosis factor alpha (TNF-alpha) inhibitors. Patients who complete SARIL-RA-MOBILITY and SARIL-RA-TARGET are offered enrollment into the ongoing SARIL-RA EXTEND, which is an open-label, long-term safety study of sarilumab. Two additional Phase 3 studies will initiate enrollment in the next few months.
5. REGN727 (PCSK9 Antibody) for LDL cholesterol reduction
Elevated LDL cholesterol (“bad cholesterol”) level is a validated risk factor leading to cardiovascular disease. Statins are a class of drugs that lower LDL through inhibition of HMG-CoA, an enzyme regulating the early and rate-limiting step in cholesterol biosynthesis. PCSK9 is a secreted protein that plays a key role in modulating LDL cholesterol levels in the body. PCSK9 binds to and induces the destruction of the LDL receptor, thereby interfering with cellular uptake and increasing circulating levels of LDL cholesterol. In a landmark study published in the New England Journal of Medicine in March 2006, patients with lower than normal PCSK9 levels due to a genetic abnormality not only had significantly lower levels of LDL cholesterol, but also a significant reduction in the risk of coronary heart disease. We used our VelocImmune technology to generate a fully human monoclonal antibody inhibitor of PCSK9, called REGN727, that is intended to lower LDL cholesterol.
REGN727 has been studied in three Phase 2 clinical studies, two in patients with primary hypercholesterolemia and one in patients with heterozygous familial hypercholesterolemia (heFH). In the Phase 2 studies, REGN727 significantly reduced LDL-cholesterol from baseline up to 72% on top of standard of care statin therapy. Consistent and robust reductions in other lipid parameters, including a reduction in lipoprotein-a (Lp(a)) were also observed. In the Phase 2 program, injection site reactions were the most common adverse events with REGN727, and were rare. Rare cases of hypersensitivity reaction were also reported.

Serious adverse events (SAEs) were reported in 1.8% of patients (5/275) in the active treatment arms and 2.6% of patients (2/77) in the placebo groups.
Data from the Phase 2 trials of REGN727 were presented during 2012 at the American College of Cardiology (ACC) Annual Meeting, the European Atherosclerosis Society Congress (EAS), and the American Heart Association's Scientific Sessions 2012 (AHA). Phase 2 data was also published during 2012 in The Journal of the American College of Cardiology and the New England Journal of Medicine, as well as online in The Lancet.
We and Sanofi initiated the global Phase 3 ODYSSEY program for REGN727 in June 2012. The ODYSSEY program will enroll more than 22,000 patients. This includes over ten clinical trials evaluating the effect of REGN727 on lowering LDL cholesterol. The 18,000 patient ODYSSEY OUTCOMES trial, assessing reduction in serious cardiovascular events, and several other trials in the ODYSSEY program, are currently enrolling patients. LDL cholesterol is expected to be the primary efficacy endpoint for initial regulatory filings. The studies will be conducted in clinical centers around the world including the United States, Canada, Western and Eastern Europe, South America, Australia, and Asia. A Phase 3, long-term safety and tolerability study of REGN727 is ongoing in patients with hypercholesterolemia who are not adequately controlled with their current lipid-modifying therapy.
6. REGN668 (IL-4R Antibody) for allergic and immune conditions
IL-4R is required for signaling by the cytokines IL-4 and IL-13. Both of these cytokines are critical mediators of immune response, which, in turn, drives the formation of Immunoglobulin E (IgE) antibodies and the development of allergic responses, as well as the atopic state that underlies atopic dermatitis and allergic asthma.
REGN668 is a fully human monoclonal antibody generated using our VelocImmune technology that is designed to bind to IL-4R. REGN668 demonstrated positive proof of concept in patients with atopic dermatitis and allergic asthma. Data in atopic dermatitis will be presented at the American Academy of Dermatology annual meeting in March 2013. Data in allergic asthma will be submitted for presentation at medical conferences later in 2013. We, with our partner Sanofi, plan to initiate Phase 2b studies with REGN668 in asthma and atopic dermatitis in 2013.
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
8. REGN910 (ANG2 Antibody) for oncology and ophthalmology
The angiopoietins, which were discovered at Regeneron, are ligands for the endothelial cell receptor Tie2 and are essential for vascular development and angiogenesis. Unlike other family members, angiopoietin-2 (ANG2) is strongly upregulated by endothelial cells at sites of angiogenesis and vascular remodeling, including tumors.
REGN910 is a fully human monoclonal antibody generated using our VelocImmune technology that is designed to block ANG2. REGN910 is in Phase 1 clinical development in oncology. In addition, during the third quarter of 2012, we and Sanofi initiated a Phase 1b study evaluating REGN910 in combination with ZALTRAP in patients with advanced solid malignancies. We also expect REGN910 to enter clinical development in ophthalmology in 2013.
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

11. REGN846
REGN846 is a fully human monoclonal antibody generated using our VelocImmune technology, against an undisclosed target, and is being evaluated in a Phase 1b study in patients with atopic dermatitis. In July 2011, Sanofi elected not to continue co-development of REGN846, and Regeneron now has sole global rights to REGN846. Under the terms of our agreement, Sanofi remains obligated to fund agreed-upon REGN846 clinical costs through conclusion of a planned proof of concept trial and is entitled to receive a mid-single digit royalty on any future sales of REGN846.
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
13. REGN1500
REGN1500 is a fully human monoclonal antibody generated using our VelocImmune technology, against an undisclosed target. In December 2012, we initiated a Phase 1 clinical study. Sanofi decided not to opt-in to the REGN1500 program and we have sole global rights. Under the terms of our agreement, Sanofi is entitled to receive a mid-single digit royalty on any future sales of REGN1500.
14. REGN475 (NGF Antibody) for pain (on clinical hold)
REGN475 is a fully human monoclonal antibody to NGF, generated using our VelocImmune technology, which is designed to block pain sensitization in neurons. Preclinical experiments indicate that REGN475 specifically binds to and blocks NGF activity and does not bind to or block cell signaling for the closely related neurotrophins NT-3 and BDNF.
In December 2012, the FDA placed REGN475 and other investigational agents targeting NGF on clinical hold based on preclinical findings with other anti-NGF agents in development. Prior to the FDA clinical hold action, we were planning to initiate late-stage clinical trials with REGN475. There are currently no ongoing trials with REGN475 that are either enrolling or treating patients.
In February 2012, Sanofi elected not to continue co-development of REGN475, and Regeneron now has sole global rights to REGN475. Under the terms of our agreement, Sanofi was obligated to fund agreed-upon REGN475 development costs through the end of 2012 and is entitled to receive a mid-single digit royalty on any future sales of REGN475.
15. REGN728
Development of REGN728, which completed a Phase 1 study against an undisclosed target, was discontinued in 2012.

Collaboration Agreements
Collaborations with Sanofi
ZALTRAP. We and Sanofi globally collaborate on the development and commercialization of ZALTRAP. Under the terms of our September 2003 collaboration agreement, as amended, we and Sanofi share co-promotion rights and share profits and losses from commercialization of ZALTRAP outside of Japan. In Japan, we are entitled to a royalty of approximately 35% on sales of ZALTRAP, subject to certain potential adjustments. We earned, and recorded as revenue in 2012, a $50.0 million substantive milestone payment from Sanofi upon FDA approval of ZALTRAP. We may also receive additional milestone payments upon receipt of additional specified marketing approvals.
Under the ZALTRAP collaboration agreement, as amended, agreed upon worldwide development expenses incurred by both companies during the term of the agreement are funded by Sanofi. If the collaboration becomes profitable, we will be obligated to reimburse Sanofi out of our share of ZALTRAP profits (including royalties on sales of ZALTRAP in Japan) for 50% of the development expenses that they funded. The reimbursement payment in any quarter will equal 5% of the then outstanding repayment obligation, but never more than our share of the ZALTRAP profits in the quarter unless we elect to reimburse Sanofi at a faster rate. As a result, we expect that, initially, our share of any ZALTRAP profits will be used to reimburse Sanofi for this repayment obligation.
Antibodies. In November 2007, we and Sanofi entered into a global, strategic collaboration to discover, develop, and commercialize fully human monoclonal antibodies. The collaboration is governed by a Discovery and Preclinical Development Agreement and a License and Collaboration Agreement. In connection with the execution of the discovery agreement in 2007, we received a non-refundable, up-front payment of $85.0 million from Sanofi. Pursuant to the collaboration, Sanofi is funding our research to identify and validate potential drug discovery targets and develop fully human monoclonal antibodies against these targets. We lead the design and conduct of research activities under the collaboration, including target identification and validation, antibody development, research and preclinical activities through filing of an Investigational New Drug Application (IND) or its equivalent, toxicology studies, and manufacture of preclinical and clinical supplies.
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
In 2010, as we scaled up our capacity to conduct antibody discovery activities, Sanofi funded $137.7 million of our preclinical research under the expanded collaboration. The balance between that amount and $160 million, or $22.3 million, was added to the funding otherwise available to us in 2011-2012 under the amended discovery agreement.
In August 2008, we entered into an agreement with Sanofi, which extended through December 2012, to use our VelociGene platform to supply Sanofi with genetically modified mammalian models of gene function and disease. Under this agreement, Sanofi is paying us a total of $21.5 million for the term of the agreement for knock-out and transgenic models of gene function for target genes identified by Sanofi. These models are used by Sanofi for its internal research programs that are outside of the scope of our antibody collaboration.
Collaboration with Bayer HealthCare
In October 2006, we entered into a license and collaboration agreement with Bayer HealthCare for the global development and commercialization outside the United States of EYLEA. Under the agreement, we and Bayer HealthCare collaborate on, and share the costs of, the development of EYLEA through an integrated global plan. Bayer HealthCare will market EYLEA outside the United States, where, for countries other than Japan, the companies will share equally in profits and losses from sales of EYLEA. In May 2012, Bayer HealthCare's Japanese subsidiary, Bayer Yakuhin, Ltd., and Santen Pharmaceutical Co., Ltd. entered into an agreement to co-promote EYLEA in Japan. In conjunction with this agreement, we and Bayer HealthCare amended our existing global license and collaboration agreement for EYLEA to convert the 50/50 profit share for Japan into a royalty agreement under which we are entitled to receive a tiered royalty of between 33.5% and 40.0% of EYLEA annual net sales in Japan. In certain specified circumstances, the Japan royalty may revert to a profit share arrangement.
We earned, and recorded as revenue in 2012, $25.0 million of substantive milestone payments from Bayer HealthCare related to the first marketing and pricing approvals for EYLEA for wet AMD outside the United States. We may also receive up to $25 million in additional milestone payments related to marketing approvals of EYLEA in other indications in major market countries outside the United States, and can earn up to $135 million in sales milestone payments if total annual sales of EYLEA outside the United States achieve certain specified levels starting at $200 million.

Commencing with the first commercial sale of EYLEA in a major market country outside the United States, we became obligated to reimburse Bayer HealthCare for 50% of the development costs that it has incurred under the agreement from our share of the collaboration profits (including royalties on sales of EYLEA in Japan). The reimbursement payment in any quarter will equal 5% of the then outstanding repayment obligation, but never more than our share of the collaboration profits in the quarter unless we elect to reimburse Bayer HealthCare at a faster rate. As a result, we expect that, initially, our share of any EYLEA profits outside the United States will be used to reimburse Bayer HealthCare for this repayment obligation.

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
Research and Development Technologies
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
Our scientists have developed two different technologies to design protein therapeutics to block the action of specific cell surface or secreted proteins. The first technology, termed the “Trap” technology, was used to generate our three approved products, EYLEA, ZALTRAP, and ARCALYST. These novel “Traps” are composed of fusions between two distinct receptor components and the constant region of an antibody molecule called the “Fc region,” resulting in high affinity product candidates. VelociSuite is our second technology platform; it is used for discovering, developing, and producing fully human monoclonal antibodies that can address both secreted and cell-surface targets.
VelociSuite. VelociSuite consists of VelocImmune, VelociGene, VelociMouse®, and VelociMab. The VelocImmune mouse platform is utilized to produce fully human monoclonal antibodies. VelocImmune was generated by exploiting our VelociGene technology (see below), in a process in which six megabases of mouse immune gene loci were replaced, or “humanized,” with corresponding human immune gene loci. VelocImmune mice can be used to generate efficiently fully human monoclonal antibodies to targets of therapeutic interest. VelocImmune and our entire VelociSuite offer the potential to increase the speed and efficiency through which human monoclonal antibody therapeutics may be discovered and validated, thereby improving the overall efficiency of our early stage drug development activities. We are utilizing the VelocImmune technology to produce our next generation of drug candidates for preclinical and clinical development.
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

Manufacturing

Our manufacturing facilities are located in Rensselaer, New York and currently consist of three buildings totaling approximately 395,000 square feet of research, manufacturing, office, and warehouse space. In addition, we have recently commenced construction of approximately 93,000 square feet of additional manufacturing and office space at our Rensselaer site. We currently have approximately 54,000 liters of cell culture capacity at these facilities, and will add 20,000 liters of cell culture capacity once construction of our additional space is completed by 2015. At December 31, 2012, we employed approximately 550 people at our Rensselaer facilities. We also depend on a limited number of third party providers for other services with respect to our clinical and commercial product supply requirements, including product packaging, filling, and labeling.

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

Sales and Marketing

We have a New Products Marketing and Planning group and a Market Research group to evaluate commercial opportunities for our targets and drug candidates, assess the competitive environment, and analyze the commercial potential of our product portfolio, and prepare for market launch of new products. This group works in close collaboration with our collaborators for co-developed products to develop marketing plans and forecasts and to develop and execute pre-launch market development programs.

In preparation for the launch of EYLEA for wet AMD in 2011, we hired and trained a full-service commercialization group to execute the launch of EYLEA. The group includes experienced professionals in the fields of marketing, communications, professional education, patient education and advocacy, reimbursement and managed markets, trade and distribution, commercial operations, commercial analytics, market research, and forecasting. Moreover, we have hired, trained, and deployed a field-based organization of approximately 75 individuals, including regional sales directors, medical sales specialists, and reimbursement managers, each typically with 7 or more years of experience in the biopharmaceutical industry in a variety of therapeutic areas including oncology, ophthalmology, immunology, and inflammation. We outsource the warehousing and distribution of our finished drug products.

In connection with the sales and marketing of ARCALYST for CAPS, we have a small marketing, trade, reimbursement, and distribution group to provide case management and reimbursement services to patients with CAPS and their treating physicians.

Competition

We face substantial competition from pharmaceutical, biotechnology, and chemical companies (see Item 1A. “Risk Factors - Risks Related to Commercialization of EYLEA for the Treatment of Wet AMD and Risks Related to Commercialization of Products”). Our competitors include Genentech (a member of the Roche group), Roche, Novartis, Pfizer Inc., Bayer HealthCare, Onyx Pharmaceuticals, Inc., Allergan, Inc., Eli Lilly and Company, Abbott Laboratories, Sanofi, Merck & Co., Inc., Amgen Inc., AstraZeneca, Bristol-Myers Squibb, Johnson & Johnson, GlaxoSmithKline, and others. Many of our competitors have substantially greater research, preclinical, and clinical product development and manufacturing capabilities, and financial, marketing, and human resources than we do. Competition from smaller competitors may also be or become more significant if those competitors acquire or discover patentable inventions, form collaborative arrangements, or merge with large pharmaceutical companies. Even if we are able to commercialize additional product candidates, one or more of our competitors may have brought a competitive product to market earlier than us or may have obtained or obtain patent protection that dominates or adversely affects our activities or products. Our ability to compete will depend, to a great extent, on how fast we can develop safe and effective product candidates, complete clinical testing and approval processes, and supply commercial quantities of the product to the market. Competition among product candidates approved for sale will also be based on efficacy, safety, reliability, availability, price, patent position, and other factors.

EYLEA. The market for eye disease products is very competitive. Novartis and Genentech are collaborating on the commercialization and further development of a VEGF antibody fragment (Lucentis®) for the treatment of wet AMD, DME, RVO, and other eye indications. Lucentis® was approved by the FDA in June 2006 for the treatment of wet AMD, in June 2010 for the treatment of macular edema following retinal vein occlusion (RVO), and in August 2012 for the treatment of DME. Lucentis® was approved by the EMA for wet AMD in January 2007, for the treatment of DME in January 2011, and for the treatment of RVO in June 2011. Many other companies, including Genentech, are working on the development of product candidates and extended delivery devices for the potential treatment of wet AMD, DME, and RVO including those that act by blocking VEGF and VEGF receptors, as well as use of small interfering ribonucleic acids (siRNAs) that modulate gene expression. For example, in January, 2012, Genentech submitted an IND for an extended delivery device. Ophthotech Corporation is developing Fovista™, an aptamer directed against platelet-derived growth factor subunit B (PDGF-B), as a product candidate intended to be used in combination with an anti-VEGF therapy in wet AMD. In June 2012, Ophthotech announced results of a Phase 2b study in wet AMD that it claimed demonstrated that Fovista™ administered in combination with Lucentis® resulted in increased visual outcomes compared to Lucentis® monotherapy. Allergan is developing an anti-VEGF-A DARPin®, as well as a dual anti-VEGF-A/PDGF-B DARPin®, and its corresponding backups for the treatment of wet AMD and related conditions. Allergan has announced that it expects Phase 2 data in wet AMD from its anti-VEGF-A DARPin® in 2013.

In addition, ophthalmologists are using off-label, with success for the treatment of wet AMD, DME, and RVO, a third-party repackaged version of Genentech's approved VEGF antagonist, Avastin® (bevacizumab). The relatively low cost of therapy with Avastin® in patients with wet AMD presents a significant competitive challenge in this indication. Long-term, controlled clinical trials comparing Lucentis® to Avastin® in the treatment of wet AMD are being conducted. One-year data from the Comparison of Age-Related Macular Degeneration Treatments Trial (CATT) were reported in April 2011 and indicated that Avastin® dosed monthly was non-inferior to Lucentis® dosed monthly in the primary efficacy endpoint of mean visual acuity gain at 52 weeks. Avastin® is also being evaluated in eye diseases in trials that have been initiated in the United Kingdom, Canada, Brazil, Mexico, Germany, Israel, and other areas. It may be difficult for EYLEA to compete in this or other eye indications for which it may be approved against Lucentis® and off-label use of Avastin® because doctors and patients have had significant experience using these medicines and because of the relatively low cost of Avastin®. Moreover, the reported results of the CATT study, combined with the relatively low cost of Avastin® in treating patients with wet AMD, may well exacerbate the competitive challenge which EYLEA will face in this or other eye indications for which it may be approved. In addition, while we believe that ZALTRAP would not be well tolerated if administered directly to the eye, there is a risk that third parties will attempt to repackage ZALTRAP for off-label use and sale for the treatment of wet AMD and other diseases of the eye, which would present a potential low-cost competitive threat to EYLEA for wet AMD or other eye indications.

ZALTRAP. Many companies are developing therapeutic molecules designed to block the actions of VEGF specifically and angiogenesis in general. A variety of approaches have been employed, including antibodies to VEGF, antibodies to the VEGF receptor, small molecule antagonists to the VEGF receptor tyrosine kinase, and other anti-angiogenesis strategies. Many of these alternative approaches may offer competitive advantages to aflibercept in efficacy, side-effect profile, durability of effect, or method of delivery. Additionally, some of these molecules are already approved for marketing and have a broader range of indications than our product candidate.

In particular, Genentech has an approved VEGF antagonist, Avastin®, on the market for treating certain cancers and a number of pharmaceutical and biotechnology companies are working to develop competing VEGF antagonists, including Novartis, Amgen, Imclone LLC/Eli Lilly, Pfizer, AstraZeneca, GlaxoSmithKline, and Aveo. Some of these molecules may offer competitive advantages over our molecule. Pfizer, Onyx (together with its partner Bayer HealthCare), GlaxoSmithKline, and Bayer HealthCare are selling and marketing oral medications that target tumor cell growth and new vasculature formation that fuels the growth of tumors.

ARCALYST. In 2009, Novartis received regulatory approval in the United States and Europe for canakinumab, a fully human anti-interleukin-1ß (IL-1ß) antibody, for the treatment of CAPS. In January 2011, Novartis announced that it had submitted an application to the EMA for approval of canakinumab in the treatment of gout flares. Novartis submitted a supplemental BLA to the FDA in the first quarter of 2011 for approval of canakinumab in gout, which was denied in August 2011 based upon safety concerns. Canakinumab is also in development for atherosclerosis and a number of other inflammatory diseases. In addition, there are both small molecules and antibodies in development by other third parties that are designed to block the synthesis of IL-1 or inhibit the signaling of IL-1. For example, Xoma Ltd., in collaboration with Servier, is developing an antibody to IL-1, and Amgen, MedImmune, and XBiotech are developing antibodies to the IL-1 receptor. These drug candidates could offer competitive advantages over ARCALYST. The successful development and/or commercialization of these competing molecules could adversely affect sales of ARCALYST for CAPS.

Monoclonal Antibodies. Our clinical candidates in development are all fully human monoclonal antibodies which were generated using our VelocImmune technology. Our antibody generation technologies and clinical candidates face competition from many pharmaceutical and biotechnology companies using various technologies.

Numerous other companies are developing therapeutic antibody products. Companies such as Pfizer, Johnson & Johnson, AstraZeneca, Amgen, Biogen Idec, Inc., Novartis, Genentech, Bristol-Myers Squib, AbbVie, and GlaxoSmithKline have generated therapeutic products that are currently in development or on the market that are derived from recombinant DNA that comprise human antibody sequences. Astellas has licensed our VelocImmune technology as part of their internal antibody development programs.

We are aware of several pharmaceutical and biotechnology companies actively engaged in the research and development of antibody products against targets that are also the targets of our product candidates. For example, Amgen, Pfizer, Genentech, Santaris, and Eli Lilly have development programs for antibodies against PCSK9; Alnylam, in partnership with The Medicines Company, has a clinical program underway with an RNAi molecule against PCSK9. GlaxoSmithKline, Teva Pharmaceutical Industries Ltd., and Genentech have development programs for antibodies against IL-4R, IL-4, or IL-13 for the treatment of asthma. Pfizer, Johnson & Johnson, and Abbvie are developing antibody product candidates against NGF. Genentech is marketing an antibody against IL-6R (tocilizumab) for the treatment of rheumatoid arthritis and systemic juvenile idiopathic arthritis, and several other companies, including Centocor Ortho Biotech, Inc. and Bristol-Myers Squibb, have antibodies against IL-6 in clinical development for this disease. Aerovance has completed initial clinical trials of two formulations of a biologic directed against IL-4. Amgen previously had an antibody against IL-4R in clinical development for the treatment of asthma. Amgen, Pfizer, and AstraZeneca have development programs underway for antibodies against ANG2. GlaxoSmithKline, in partnership with OncoMed Pharmaceuticals, Inc., has a Dll4 antibody in clinical development for the treatment of solid tumors.

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

Patents, Trademarks, and Trade Secrets

Our success depends, in part, on our ability to obtain patents, maintain trade secret protection, and operate without infringing on the proprietary rights of third parties (see Item 1A. “Risk Factors - Risks Related to Intellectual Property and Market Exclusivity - We may be restricted in our development, manufacturing, and/or commercialization activities by, and could be subject to damage awards if we are found to have infringed, third-party patents or other proprietary rights, and the costs and expenses of ongoing patent litigation have been and will likely continue to be significant.”). Our policy is to file patent applications to protect technology, inventions, and improvements that we consider important to our business and operations. As of December 31, 2012, we held an ownership interest in a total of approximately 185 issued patents in the United States and approximately 777 issued patents in foreign countries with respect to our products and technologies. In addition, we hold an ownership interest in hundreds of patent applications in the United States and foreign countries.

Our patent portfolio includes granted patents and pending patent applications covering our VelociSuite technologies, including our VelocImmune mouse platform which produces fully human monoclonal antibodies. Our issued patents covering these technologies generally expire between 2020 and 2028. However, we continue to file patent applications directed to improvements to these technology platforms.

Our patent portfolio also includes issued patents and pending applications relating to our marketed products, EYLEA, ZALTRAP, and ARCALYST, and our product candidates in clinical development. These patents cover the proteins and DNA encoding the proteins, manufacturing patents, method of use patents, and pharmaceutical compositions, as well as various methods of using the products. For each of EYLEA, ZALTRAP, and ARCALYST, these patents generally expire between 2020 and 2028.

However, the projected patent terms may be subject to extension based on potential patent term extensions in countries where such extensions are available.

We also are the nonexclusive licensee of a number of additional patents and patent applications. In December 2011, we and Genentech entered into a Non-Exclusive License and Partial Settlement Agreement relating to ophthalmic sales of EYLEA in the United States. Pursuant to this agreement, we received a non-exclusive license to certain patents relating to VEGF receptor proteins, known as the Davis-Smyth patents, and other technology patents.

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

Defense and enforcement of our intellectual property rights is expensive and time consuming, even if the outcome is favorable to us. It is possible that patents issued or licensed to us will be successfully challenged, that a court may find that we are infringing validly issued patents of third parties, or that we may have to alter or discontinue the development of our products or pay licensing fees to take into account patent rights of third parties (see Item 1A. “Risk Factors - Risks Related to Intellectual Property and Market Exclusivity - We may be restricted in our development, manufacturing, and/or commercialization activities by, and could be subject to damage awards if we are found to have infringed, third-party patents or other proprietary rights, and the costs and expenses of ongoing patent litigation have been and will likely continue to be significant.”).

Government Regulation

Regulation by government authorities in the United States and foreign countries is a significant factor in the research, development, manufacture, and marketing of EYLEA, ZALTRAP, ARCALYST, and our product candidates (see Item 1A. “Risk Factors - Risks Related to Commercialization of EYLEA for Wet AMD - Our regulatory approval for sales of EYLEA is limited to the treatment of wet AMD and is limited to sales in the United States. If we don't receive approval for EYLEA for other indications, or if approvals are not obtained for sales in other countries, our sales and profits will be limited and Risks Related to the Development and Approval of Our Product Candidates and New Indications for Our Marketed Products - If we do not obtain and maintain regulatory approval for our products and product candidates or new indications for our marketed products, we will not be able to market or sell them, which would materially and negatively impact our business, prospects, operating results, and financial condition.”). All of our product candidates will require regulatory approval before they can be commercialized. In particular, human therapeutic products are subject to rigorous preclinical and clinical trials and other pre-market approval requirements by the FDA and foreign authorities. Many aspects of the structure and substance of the FDA and foreign pharmaceutical regulatory practices have been reformed during recent years, and continued reform is under consideration in a number of jurisdictions. The ultimate outcome and impact of such reforms and potential reforms cannot be predicted.
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

Business Segments

We manage our business as one segment which includes all activities related to the discovery of pharmaceutical products for the treatment of serious medical conditions and the development and commercialization of these discoveries. This segment includes revenues and expenses related to (i) product sales of EYLEA and ARCALYST, (ii) research and development activities conducted under our collaboration agreements with third parties, (iii) our share of the income (loss) from commercialization of products under our collaboration agreements, (iv) licensing agreements to utilize our VelocImmune technology, and (v) the supply of specified, ordered research materials using our VelociGene technology platform.

Employees

As of December 31, 2012, we had approximately 1,950 full-time employees, of whom approximately 360 held a Ph.D. and/or M.D., or PharmD degree. We believe that we have been successful in attracting skilled and experienced personnel in a highly competitive environment; however, competition for these personnel is intense. None of our personnel are covered by collective bargaining agreements and our management considers its relations with our employees to be good.

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

Risks Related to Our Financial Results and Need for Additional Financing
We have a history of operating losses and have only recently achieved profitability. If we cannot sustain profitability, our business, prospects, and financial condition would be materially harmed.
Beginning in the first quarter of 2012, we reported profitability; prior to that, we generally incurred net losses. From inception on January 8, 1988 through December 31, 2012, we had a cumulative loss of $517.1 million. If we cannot sustain profitability, we may be unable to continue our operations. In the absence of substantial revenue from the sale of products on an ongoing basis, including our current sales of EYLEA and ARCALYST, and our share of the profits from Sanofi's sales of ZALTRAP and Bayer HealthCare's sales of EYLEA outside the United States, or from other sources, the amount, timing, nature or source of which cannot be predicted, we may incur substantial losses again as we conduct our research and development activities, commercialize our approved products, and prepare for possible commercialization of our other product candidates and new indications of our marketed products.
We may need additional funding in the future, which may not be available to us, and which may force us to delay, reduce or eliminate our product development programs or commercialization efforts.
We will need to expend substantial resources for research and development, including costs associated with clinical testing of our product candidates and new indications of our marketed products, the commercialization of products, and capital expenditures. We believe our existing capital resources, together with funds generated by current and anticipated EYLEA net product sales and funding we are entitled to receive under our collaboration agreements, will enable us to meet our anticipated operating needs for the foreseeable future; however, one or more of our collaboration agreements may terminate, our revenues may fall short of our projections or be delayed, or our expenses may increase, any of which could result in our capital being consumed significantly faster than anticipated. In addition, our expenses may increase for many reasons, including expenses in connection with the ongoing launch and marketing of EYLEA and the potential commercial launches of our late-stage product candidates and new indications for our marketed products, manufacturing scale-up, expenses related to clinical trials testing EYLEA, REGN475, REGN846, REGN1154, REGN1400, or REGN1500, and expenses related to the potential requirement for us to fund 20% of Phase 3 clinical trial costs for any of our antibody product candidates being developed in collaboration with Sanofi.
We cannot be certain that our existing capital resources and our current and anticipated revenues will be sufficient to meet our operating needs. We may require additional financing in the future and we may not be able to raise additional funds. If additional financing is necessary and we are able to obtain it through the sale of equity securities, such sales will likely be dilutive to our shareholders. Debt financing arrangements may require us to pledge certain assets or enter into covenants that would restrict our business activities or our ability to incur further indebtedness and may be at interest rates and contain other terms that are not favorable to our shareholders. Should we require and be unable to raise sufficient funds (i) to complete the development of our product candidates, (ii) to successfully commercialize our late-stage product candidates or new indications for our marketed products if they obtain regulatory approval, and (iii) to continue our manufacturing and marketing of EYLEA for the treatment of wet AMD and macular edema following CRVO, we may face delay, reduction, or elimination of our research and development or preclinical or clinical programs and our commercialization activities, which would significantly limit our potential to generate revenue.
Changes in foreign currency exchange rates could have a material adverse effect on our operating results.
Our revenue from outside of the United States will increase as our products, whether marketed by us or our collaborators, gain marketing approval in such jurisdictions. If the U.S. dollar weakens against a specific foreign currency, our revenues will increase, having a positive impact on net income, but our overall expenses will increase, having a negative impact. Likewise, if the U.S. dollar strengthens against a specific foreign currency, our revenues will decrease, having a negative impact on net income, but our overall expenses will decrease, having a positive impact. Therefore, significant changes in foreign exchange rates can impact our operating results and the financial condition of our company.

Risks Related to Commercialization of EYLEA
We are substantially dependent on the success of EYLEA. If we are unable to continue to commercialize EYLEA or if we are unable to obtain additional marketing approvals, our business, prospects, operating results, and financial condition will be materially harmed.
EYLEA net sales make up a substantial portion of our revenues and this concentration of our net sales in a single product makes us substantially dependent on that product. If we were to experience difficulty with the commercialization of EYLEA in the United States, if Bayer Healthcare were to experience any difficulty with the commercialization of EYLEA outside the United States, or if we and Bayer Healthcare are unable to maintain current marketing approvals of EYLEA, we may experience a reduction in revenue and may not be able to sustain profitability, and our operating results and financial condition would be materially harmed. In addition, if we are unable to obtain approval of EYLEA in the United States for the treatment of DME and macular edema following BRVO, or if Bayer Healthcare is unable to obtain approval of EYLEA in additional countries or in additional indications, our prospects would be materially harmed.
We are subject to significant ongoing regulatory obligations and oversight with respect to EYLEA. If we fail to maintain regulatory compliance for EYLEA, we may lose marketing approval, which would materially harm our business, prospects, operating results, and financial condition.
EYLEA is currently approved for treatment of wet AMD and macular edema following CRVO in the United States. Outside the United States, EYLEA is currently approved for the treatment of wet AMD in the European Union, Switzerland, Australia, Colombia, Japan, Brazil, and Chile, and Bayer HealthCare is seeking approval in other countries. We are subject to significant ongoing regulatory obligations with respect to EYLEA for the treatment of wet AMD and macular edema following CRVO in the United States, and, outside the United States, the commercialization of EYLEA is subject to significant ongoing regulatory obligations and oversight in those countries where the product is approved. If we fail to maintain regulatory compliance for EYLEA for the treatment of wet AMD and macular edema following CRVO, we may lose marketing approval, which would materially harm our business, prospects, operating results, and financial condition. Failure to comply may also subject us to sanctions, product recalls, or withdrawals of previously approved marketing applications. See also “If we fail to meet the stringent requirements of governmental regulation in the manufacture of drug products or product candidates, we could incur substantial remedial costs, delays in the development or approval of our product candidates or new indications for our marketed products and/or in their commercial launch if they obtain regulatory approval, and a reduction in sales.”
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
Our regulatory approval for sales of EYLEA is limited to the treatment of wet AMD and macular edema following CRVO and is limited geographically. If we don't receive approval for EYLEA for other indications, or if approvals are not obtained for sales in other countries, sales and profits will be limited.
We have received regulatory approval for sale of EYLEA for the treatment of wet AMD and macular edema following CRVO only in the United States and for the treatment of wet AMD in the European Union, Switzerland, Australia, Colombia, Japan, Brazil and Chile. If we do not receive approval for EYLEA for other uses, or if approvals for sales in other countries are not obtained, sales will be limited and our potential for profits will be limited. As a result, our business, prospects, operating results, and financial condition would be materially impacted.

Our sales of EYLEA are dependent on the availability and extent of reimbursement from third party payers, and changes to such reimbursement may materially harm our sales and revenue and harm our business, prospects, operating results, and financial condition.
Our current sales in the United States of EYLEA are dependent, in part, on the availability and extent of reimbursement from third-party payers, including private payer healthcare and insurance programs and government programs such as Medicare and Medicaid. If approved for sale in other countries, such sales will be dependent, in part, on similar programs in these countries. In the United States, there is an increased focus from the federal government and others on analyzing the impact of various regulatory programs on the federal deficit, which could result in increased pressure on federal programs to reduce costs, including limiting federal healthcare expenditures. Economic pressure on state budgets may also have a similar impact. A reduction in the availability or extent of reimbursement from U.S. government programs could have a material adverse effect on the sales of EYLEA. Since EYLEA is too expensive for most patients to afford without health insurance coverage, if adequate coverage and reimbursement by third-party payers, including Medicare and Medicaid in the United States, is not available, our ability to successfully commercialize EYLEA will be materially adversely impacted. Our sales and potential profits and our business, prospects, operating results, and financial condition would be materially harmed. See also "The successful commercialization of our marketed products as well as our late-stage product candidates or new indications for our marketed products, if approved, will depend on obtaining coverage and reimbursement for use of these products from third-party payers, including Medicare and Medicaid in the United States, and these payers may not agree to cover or adequately reimburse for use of our products or may do so at levels that make our products uncompetitive and/or unprofitable, which would materially harm our business, prospects, operating results, and financial condition."
The commercial success of EYLEA currently being marketed for the treatment of wet AMD and macular edema following CRVO is subject to strong competition.
The market for eye disease products is very competitive. Novartis and Genentech are collaborating on the commercialization and further development of a VEGF antibody fragment, Lucentis® for the treatment of wet AMD, macular edema following CRVO, DME, and other eye indications. Lucentis® was approved by the FDA in June 2006 for the treatment of wet AMD and in June 2010 for the treatment of macular edema following RVO, CRVO, and BRVO. Lucentis® was also approved by the EMA for wet AMD in January 2007 and for DME in January 2011. Many other companies are working on the development of product candidates and extended delivery devices for the potential treatment of wet AMD, DME and RVO including those that act by blocking VEGF and VEGF receptors, as well as small interfering ribonucleic acids (siRNAs) that modulate gene expression. For example, in January 2012, Genentech submitted an IND for such an extended delivery device. Ophthotech Corporation is developing Fovista™, an aptamer directed against platelet-derived growth factor subunit B (PDGF-B), as a product candidate intended to be used in combination with an anti-VEGF therapy in wet AMD. In June 2012, Ophthotech announced results of a Phase 2b study in wet AMD that it claimed demonstrated that Fovista™ administered in combination with Lucentis® resulted in increased visual outcomes compared to Lucentis® monotherapy. Allergan is developing an anti-VEGF-A DARPin®, as well as a dual anti-VEGF-A/PDGF-B DARPin®, and its corresponding backups for the treatment of wet AMD and related conditions.
In addition, ophthalmologists are using with success off-label, third-party repackaged versions of Genentech's approved VEGF antagonist, Avastin®, for the treatment of wet AMD, DME, and RVO. The relatively low cost of therapy with Avastin® in patients with wet AMD presents a significant competitive challenge in this indication. Long-term, controlled clinical trials comparing Lucentis® to Avastin® in the treatment of wet AMD are being conducted. One-year data from the Comparison of Age-Related Macular Degeneration Treatments Trial (CATT) were reported in April 2011 and indicated that Avastin® dosed monthly was non-inferior to Lucentis® dosed monthly in the primary efficacy endpoint of mean visual acuity gain at 52 weeks. Two-year data from CATT were reported in April 2012 and indicated that monthly Avastin® was non-inferior to monthly Lucentis® in mean visual acuity gain; as-needed dosing was not non-inferior to monthly dosing. Avastin® is also being evaluated in eye diseases in trials that have been initiated in the United Kingdom, Canada, Brazil, Mexico, Germany, Israel, and other countries. Furthermore, Lucentis® and off-label use of Avastin®, present significant competitive challenges as doctors and patients have had significant experience using these medicines. Moreover, the reported results of the CATT study, combined with the relatively low cost of Avastin® in treating patients with wet AMD, may well exacerbate the competitive challenge which EYLEA faces in this or other eye indications for which it may be approved. Finally, ZALTRAP has not been manufactured and formulated for use in intravitreal injections, and while we believe that ZALTRAP would not be well tolerated if administered directly to the eye, there is a risk that third parties may attempt to repackage ZALTRAP for off-label use and sale for the treatment of wet AMD and other diseases of the eye, which would present a potential low-cost competitive threat to EYLEA for wet AMD, macular edema following CRVO, or other eye indications. See also “We may be unsuccessful in continuing the commercialization of our marketed products or in commercializing our product candidates or new indications for our marketed products, if approved, which would materially and adversely affect our business, profitability, and future prospects.”

Our product sales could be reduced by imports from countries where our products are available at lower prices.
Our sales of products in the United States may be reduced if our products are imported into the United States from lower priced markets, whether legally or illegally. Under our arrangement with Bayer HealthCare, pricing and reimbursement for EYLEA outside the United States is the responsibility of Bayer HealthCare. Prices for EYLEA in territories outside the United States will be based on local market economics and competition and are likely to differ from country to country. In the United States, prices for pharmaceuticals are generally higher than in the bordering nations of Canada and Mexico and our sales of EYLEA in the United States may be reduced if EYLEA is marketed in those nations and imported into the United States. In addition, there have been proposals to legalize the import of pharmaceuticals from outside the United States. If such legislation were enacted, our future revenues could be reduced.
Risks Related to the Development and Approval of Our Product Candidates and New Indications for Our Marketed Products
If we do not obtain and maintain regulatory approval for our products and product candidates or new indications for our marketed products, we will not be able to market or sell them, which would materially and negatively impact our business, prospects, operating results, and financial condition.
We cannot sell or market products without regulatory approval. If we do not maintain regulatory approval for our products EYLEA, ZALTRAP, and ARCALYST, and obtain regulatory approval for our product candidates, or new indications of our marketed products, including EYLEA for the treatment of ophthalmologic diseases other than wet AMD and macular edema following CRVO, the value of our company, our operating results, and our prospects will be materially harmed. Our product candidates, including EYLEA for DME and macular edema following BRVO, may not receive regulatory approval. If we are unable to obtain regulatory approval for EYLEA in DME and macular edema following BRVO, or if we are materially delayed in doing so, our business, prospects, operating results, and financial condition will be materially harmed. In addition, if we fail to maintain regulatory approval for EYLEA for the treatment of wet AMD and macular edema following CRVO, we may lose marketing approval and the ability to generate EYLEA product sales revenue, which would materially and negatively impact our business, prospects, operating results, and financial condition.
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
Before approving a new drug or biologic product, the FDA requires that the facilities at which the product will be manufactured or advanced through the supply chain be in compliance with current Good Manufacturing Practices, or cGMP, requirements and regulations governing the manufacture, shipment and storage of the product. Manufacturing product candidates in compliance with these regulatory requirements is complex, time-consuming, and expensive. To be successful, our products must be manufactured in compliance with regulatory requirements, and at competitive costs. If we or any of our product collaborators, or third-party manufacturers, product packagers, labelers, or other parties performing steps in the supply chain are unable to maintain regulatory compliance, the FDA can impose regulatory sanctions, including, among other things, refusal to approve a pending application for a new drug or biologic product, or revocation of a pre-existing approval. As a result, our business, prospects, operating results, and financial condition may be materially harmed.
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

Preclinical and clinical studies required for our product candidates and new indications of our marketed products are expensive and time-consuming, and their outcome is highly uncertain. If any such studies are delayed or yield unfavorable results, regulatory approval for our product candidates or new indications of our marketed products may be delayed or become unobtainable.
As described above, we must conduct extensive testing of our product candidates and new indications of our marketed products before we can obtain regulatory approval to market and sell them. We need to conduct both preclinical animal testing and human clinical trials. Conducting such studies is a lengthy, time-consuming, and expensive process. These tests and trials may not achieve favorable results for many reasons, including, among others, failure of the product candidate to demonstrate safety or efficacy, the development of serious or life-threatening adverse events (or side effects) caused by or connected with exposure to the product candidate, difficulty in enrolling and maintaining subjects in a clinical trial, lack of sufficient supplies of the product candidate or comparator drug, and the failure of clinical investigators, trial monitors, contractors, consultants, or trial subjects to comply with the trial plan, protocol, or applicable regulations related to Good Laboratory Practices (GLPs) or GCPs. A clinical trial may fail because it did not include and retain a sufficient number of patients to detect the endpoint being measured or reach statistical significance. A clinical trial may also fail because the dose(s) of the investigational drug included in the trial were either too low or too high to determine the optimal effect of the investigational drug in the disease setting.
We will need to reevaluate any drug candidate that does not test favorably and either conduct new studies, which are expensive and time consuming, or abandon that drug development program. If preclinical testing yields unfavorable results, product candidates may not advance to clinical trials. The failure of clinical trials to demonstrate the safety and effectiveness of our clinical candidates for the desired indication(s) would preclude the successful development of those candidates for such indication(s), in which event our business, prospects, operating results, and financial condition may be materially harmed.
Successful development of our current and future product candidates is uncertain.
Only a small minority of all research and development programs ultimately result in commercially successful drugs. We are testing EYLEA in late-stage clinical trials in additional indications. Clinical trials may not demonstrate statistically sufficient effectiveness and safety to obtain the requisite regulatory approvals for these product candidates in these indications. In a number of instances, we have terminated the development of product candidates due to a lack of or only modest effectiveness. Moreover, even if we obtain positive results from preclinical testing or clinical trials, we may not achieve the same success in future trials. Many companies in the biopharmaceutical industry, including our company, have suffered significant setbacks in clinical trials, even after promising results have been obtained in earlier trials.
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
We are studying REGN475, a fully human monoclonal antibody to NGF, in a variety of pain indications, including osteoarthritis of the knee. In December 2010, the FDA placed REGN475 and other investigational agents targeting NGF on clinical hold after a case of rapidly progressive osteoarthritis leading to joint replacement was seen in another company's anti-NGF program. At that time, the FDA expressed concern that this case, which followed previously-reported cases of joint replacements in patients on an anti-NGF drug candidate being developed by a different pharmaceutical company, provided evidence to suggest a class effect. An FDA Arthritis Advisory Committee met on March 12, 2012 to discuss possible safety issues related to anti-NGF compounds and voted unanimously in favor of a role for the ongoing development of anti-NGF agents in osteoarthritis. The Arthritis Advisory Committee also voted twenty to one in favor of a role for development of anti-NGF agents to manage the pain associated with conditions for which there are no agents with demonstrated analgesic efficacy. In December 2012, the FDA removed the clinical hold on REGN475 after reviewing our proposed Phase 3 program in osteoarthritis. However, shortly thereafter, the entire class was again placed on clinical hold as a result of preclinical data from other investigational agents targeting NGF in development.There are currently no trials with REGN475 that are either enrolling or treating patients. Discussions with the FDA about REGN475 are ongoing.

Our product candidates in development are recombinant proteins that could cause an immune response, resulting in the creation of harmful or neutralizing antibodies against the therapeutic protein.
In addition to the safety, efficacy, manufacturing, and regulatory hurdles faced by our product candidates, the administration of recombinant proteins frequently causes an immune response, resulting in the creation of antibodies against the therapeutic protein. The antibodies can have no effect or can totally neutralize the effectiveness of the protein, or require that higher doses be used to obtain a therapeutic effect. In some cases, the antibody can cross react with the patient's own proteins, resulting in an “auto-immune” type disease. Whether antibodies will be created can often not be predicted from preclinical or clinical experiments, and their detection or appearance is often delayed, so neutralizing antibodies may be detected at a later date, in some cases even after pivotal clinical trials have been completed.
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
Our business requires using sensitive and proprietary technology and other information that we protect as trade secrets. We seek to prevent improper disclosure of these trade secrets through confidentiality agreements. If our trade secrets are improperly disclosed, by our own employees, our collaborators or otherwise, it would help our competitors and adversely affect our business. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our rights are covered by valid and enforceable patents or are effectively maintained as trade secrets. The patent position of biotechnology companies, including our company, involves complex legal and factual questions and, therefore, enforceability cannot be predicted with certainty. Our patents may be challenged, invalidated, or circumvented. Patent applications filed outside the United States may be challenged by third parties who file an opposition. Such opposition proceedings are increasingly common in the European Union and are costly to defend. We have pending patent applications in the European Patent Office and it is likely that we will need to defend patent applications from third-party challengers from time to time in the future. Certain patent applications filed in the United States may also be challenged by third parties who file a request for post-grant review under the America Invents Act of 2011, beginning on September 16, 2012. We expect that post-grant review proceedings will become common in the United States and will be costly to defend. We have pending patent applications in the United States Patent and Trademark Office and it is likely that we will need to defend patent applications from third-party challengers from time to time in the future. Our patent rights may not provide us with a proprietary position or competitive advantages against competitors. Furthermore, even if the outcome is favorable to us, the enforcement of our intellectual property rights can be extremely expensive and time consuming.
We may be restricted in our development, manufacturing, and/or commercialization activities by, and could be subject to damage awards if we are found to have infringed, third-party patents or other proprietary rights, and the costs and expenses of ongoing patent litigation have been and will likely continue to be significant.
Our commercial success depends significantly on our ability to operate without infringing the patents and other proprietary rights of third parties. Other parties may allege that they have blocking patents to our products in clinical development or even to products that have received regulatory approval and are being or have been commercialized, either because they claim to hold proprietary rights to the composition of a product or the way it is manufactured or used. Moreover, other parties may allege that they have blocking patents to antibody products made using our VelocImmune technology, either because of the way the antibodies are discovered or produced or because of a proprietary composition covering an antibody or the antibody's target.
We are aware of issued patents and pending patent applications owned by Genentech that claim certain chimeric VEGF receptors. We do not believe that ZALTRAP or EYLEA infringe any valid claim in these patents or patent applications. We are involved in five patent litigations with Genentech, two in the United States and three in Europe. In November 2010, we commenced a lawsuit against Genentech in the U.S. District Court for the Southern District of New York (the Court), seeking a declaratory judgment that no activities relating to our VEGF Trap infringe any valid claim of certain Genentech patents referred to as the Davis-Smyth patents (the First Davis-Smyth Case). Genentech answered the complaint and asserted counterclaims that our prior or planned activities relating to VEGF Trap have infringed or will infringe claims of four of the Davis-Smyth patents and requested a judgment against us for damages, including for willful infringement, and other relief as the Court deems appropriate.

On December 31, 2011, we entered into a Non-Exclusive License and Partial Settlement Agreement relating to ophthalmic sales of EYLEA in the United States (Genentech Agreement) that covers making, using, and selling EYLEA in the United States for the prevention and treatment of human eye diseases and disorders in the United States, and ends the litigation relating to those matters. Under the Genentech Agreement, we received a non-exclusive license to the Davis-Smyth patents, and certain other technology patents owned or co-owned by Genentech. The Genentech Agreement does not cover any non-U.S. patent rights or non-U.S. patent disputes, and does not cover any use of aflibercept other than for prevention and treatment of human eye diseases and disorders in the United States. The First Davis-Smyth Case is continuing with respect to matters not covered by the Genentech Agreement. The Genentech Agreement provides for us to make payments to Genentech based on U.S. sales of EYLEA through May 7, 2016, the date the Davis-Smyth patents expire. As required by the Genentech Agreement, in the third quarter of 2012, we made a lump-sum payment of $60.0 million when cumulative U.S. sales of EYLEA reached $400 million. We will also pay royalties of 4.75% on cumulative U.S. sales of EYLEA between $400 million and $3 billion and 5.5% on any cumulative U.S. sales of EYLEA over $3 billion. As a result of the Genentech Agreement, on January 17, 2012, Genentech filed a second amended answer and counterclaim in the First Davis-Smyth Case, in which it amended its counterclaims alleging infringement of four of the Davis-Smyth patents. On December 23, 2011, Genentech initiated a related case in the Court against Regeneron and Sanofi alleging infringement of four of the Davis-Smyth Patents by activities relating to VEGF Trap (but excluding EYLEA) (the Second Davis-Smyth Case). As in the First Davis-Smyth Case, in the new complaint Genentech requests a judgment against us for damages, including for willful infringement, and other relief as the Court deems appropriate. On September 21, 2012, Genentech asserted two additional Davis-Smyth patents, and one additional application (which was allowed and issued as a patent on September 25, 2012) in both the First David-Smyth Case and the Second Davis-Smyth Case.
We believe Genentech's remaining claims in the First Davis Smyth Case and the Second Davis Smyth Case are without merit and intend to continue to defend against all of Genentech's remaining claims vigorously. However, it is possible that there could be an adverse determination or judgment in either or both cases that would materially harm our business by requiring us to seek a license for matters not covered by the Agreement, which may not be available at all or on reasonable terms, or precluding the manufacture, further development, or sale of EYLEA outside the United States or ZALTRAP, or resulting in a damage award. In addition, irrespective of the outcome of the Davis-Smyth cases, we have incurred and will likely continue to incur significant costs and expenses associated with them, which have negatively affected, and will likely continue to negatively affect, our results of operations. An adverse determination in any of the proceedings described herein may have a material adverse effect on our business, prospects, operating results, and financial condition.
We have initiated patent-related actions against Genentech in Germany, the United Kingdom, and Italy relating in each case to a patent that expired on October 28, 2012. We may initiate other actions in other countries outside the United States, which could have similar or other adverse outcomes that would materially harm our business and which, irrespective of the outcomes, may also entail significant costs and expenses. In the United Kingdom, an adverse decision dated March 22, 2012 is under appeal. This decision found the designation of European patent EP 1 238 986 in the United Kingdom to be valid and potential acts relating to VEGF Trap Eye in the United Kingdom before expiration of the patent on October 28, 2012 to infringe this patent. A negative decision on appeal would result in an order requiring us to pay Genentech's recoverable legal costs.
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
We are aware of a U.S. patent jointly owned by Genentech and City of Hope relating to the production of recombinant antibodies in host cells. We currently produce our antibody product candidates using recombinant antibodies from host cells and may choose to produce additional antibody product candidates in this manner. Neither ARCALYST, ZALTRAP, nor EYLEA are recombinant antibodies. If any of our antibody product candidates are produced in a manner subject to valid claims in the Genentech patent, then we may need to obtain a license from Genentech, should one be available. Genentech has licensed this patent to several different companies under confidential license agreements. If we desire a license for any of our antibody product candidates and are unable to obtain a license on commercially reasonable terms or at all, we may be restricted in our ability to use Genentech's techniques to make recombinant antibodies in or to import them into the United States.
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
In the pharmaceutical and biotechnology industries, the majority of an innovative product's commercial value is usually realized during the period in which it has market exclusivity. In the United States and some other countries, when market exclusivity expires and generic versions of a product are approved and marketed, there usually are very substantial and rapid declines in the product's sales.
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
The increased likelihood of biosimilar competition has increased the risk of loss of innovators' market exclusivity. Due to this risk, and uncertainties regarding patent protection, if our late-stage product candidates or other clinical candidates are approved for marketing, it is not possible to predict the length of market exclusivity for a particular product with certainty based solely on the expiration of the relevant patent(s) or the current forms of regulatory exclusivity. It is also not possible to predict changes in United States regulatory law that might reduce biological product regulatory exclusivity. The loss of market exclusivity for a product would likely materially and negatively affect revenues from product sales of that product and thus our financial results and condition.

Risks Related to Manufacturing and Supply
We rely on limited internal and contracted manufacturing and supply chain capacity, which could result in our being unable to continue to successfully commercialize EYLEA and to commercialize our other product candidates or other indications for our marketed products if they receive regulatory approval.
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
As described under “Manufacturing” in Item 1 above, we have recently commenced construction of additional manufacturing space at our Rensselaer, New York site to increase our manufacturing capacity and, in the future, we may lease, operate, purchase, or construct additional facilities to conduct expanded manufacturing activities. Expanding our manufacturing capacity to supply commercial quantities of the active pharmaceutical ingredients for our marketed products and our late-stage product candidates if they are approved for marketing, and to supply clinical drug material to support the continued growth of our clinical programs, will require substantial additional expenditures and various regulatory approvals and permits. In addition, we will need to hire and train significant numbers of employees and managerial personnel to staff our expanding manufacturing and supply chain operations. Start-up costs can be large and scale-up entails significant risks related to process development and manufacturing yields. In addition, we may face difficulties or delays in developing or acquiring the necessary production equipment and technology to manufacture sufficient quantities of our product candidates at reasonable costs and in compliance with applicable regulatory requirements. The FDA and analogous foreign regulatory authorities must determine that our existing and any expanded manufacturing facilities comply, or continue to comply, with cGMP requirements for both clinical and commercial production and license them, or continue to license them, accordingly, and such facilities must also comply with applicable environmental, safety, and other governmental permitting requirements. We may not successfully expand or establish sufficient manufacturing capabilities or manufacture our products economically or in compliance with cGMPs and other regulatory requirements, and we and our collaborators may not be able to build or procure additional capacity in the required timeframe to meet commercial demand for our late-stage product candidates if they receive regulatory approval, and to continue to meet the requirements of our clinical programs. This would interfere with our efforts to successfully commercialize EYLEA, ZALTRAP, and ARCALYST and could also delay or require us to discontinue one or more of our clinical development programs. As a result, our business, prospects, operating results, and financial condition could be materially harmed.
Our ability to manufacture our products may be impaired if any of our manufacturing activities, or the activities of third parties involved in our manufacture and supply chain, are found to infringe third-party patents.
Our ability to continue to manufacture EYLEA, ZALTRAP, and ARCALYST in our Rensselaer, New York facilities, or to utilize third parties to produce our products, to supply raw materials or other products, or to perform fill/finish services or other steps in our manufacture and supply chain, depends on our and their ability to operate without infringing the patents or other intellectual property rights of third parties. Other parties may allege that our manufacturing activities, or the activities of third parties involved in our manufacture and supply chain, infringe patents or other intellectual property rights. A judicial decision in favor of one or more parties making such allegations could preclude the manufacture of our products where those intellectual property rights apply which could materially harm our business, operating results, and financial condition.

If sales of EYLEA and ZALTRAP do not meet the levels currently expected, or if the launch of new indications for EYLEA or of any of our product candidates is delayed or unsuccessful, we may face costs related to unused capacity at our manufacturing facilities and at the facilities of third parties.
We have large-scale manufacturing operations in Rensselaer, New York. We use our facilities to produce bulk product of ARCALYST for the treatment of CAPS, bulk product of EYLEA for the treatment of wet AMD and macular edema following CRVO, bulk product of ZALTRAP for the treatment of patients with mCRC that is resistant to or has progressed following an oxaliplatin-containing regimen, and clinical and preclinical candidates for ourselves and our collaborations, and plan to use such facilities to produce bulk product for commercial supply of new indications of our marketed products and new product candidates if they are approved for marketing. If our clinical candidates are discontinued or their clinical development is delayed, if the launch of new indications for our marketed products or new product candidates is delayed or does not occur, or if such products are launched and the launch is unsuccessful or the product is subsequently recalled or marketing approval is rescinded, we may have to absorb one hundred percent of related overhead costs and inefficiencies, as well as similar costs of third-party contract manufacturers performing services for us.
Third-party service or supply failures, or other failures, business interruptions, or natural disasters affecting our manufacturing facilities in Rensselaer, New York or the facilities of any other party participating in the supply chain, would adversely affect our ability to supply our products.
We currently manufacture all of our bulk drug materials at our manufacturing facilities in Rensselaer, New York. We would be unable to manufacture these materials if our Rensselaer facilities were to cease production due to regulatory requirements or actions, business interruptions, labor shortages or disputes, contaminations, fire, natural disasters, acts of war or terrorism, or other problems at the facilities.
Also, certain raw materials or other products necessary for the manufacture and formulation of EYLEA, ZALTRAP, ARCALYST, and our product candidates are provided by single-source unaffiliated third-party suppliers. In addition, we rely on certain third parties to perform filling, finishing, distribution, laboratory testing, and other services related to the manufacture of EYLEA, ZALTRAP, and ARCALYST, and our product candidates, and to supply various raw materials and other products. We would be unable to obtain these raw materials, other products, or services for an indeterminate period of time if any of these third parties were to cease or interrupt production or otherwise fail to supply these materials, products, or services to us for any reason, including due to regulatory requirements or actions, adverse financial developments at or affecting the supplier, failure by the supplier to comply with cGMPs, business interruptions, or labor shortages or disputes. This, in turn, could materially and adversely affect our ability to manufacture or supply EYLEA, ZALTRAP, ARCALYST, and our product candidates, which could materially and adversely affect our business and future prospects.
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
Risks Related to Commercialization of Products
We may be unsuccessful in continuing the commercialization of our marketed products or in commercializing our product candidates or new indications for our marketed products, if approved, which would materially and adversely affect our business, profitability, and future prospects.
Even if clinical trials demonstrate the safety and effectiveness of any of our product candidates for a specific disease and the necessary regulatory approvals are obtained, the commercial success of any of our product candidates or new indications for our marketed products will depend upon, among other things, their acceptance by patients, the medical community, and third-party payers and on our and our collaborators' ability to successfully manufacture, market and distribute those products in substantial commercial quantities or to establish and manage the required infrastructure to do so, including large-scale information technology systems and a large-scale distribution network. Establishing and maintaining sales, marketing, and distribution capabilities are expensive and time-consuming. Even if we obtain regulatory approval for our product candidates or new indications, if they are not successfully commercialized, we will not be able to recover the significant investment we have made in developing such products and our business, prospects, operating results, and financial condition would be severely harmed.
Our product candidates are delivered either by intravenous infusion or by intravitreal or subcutaneous injections, which are generally less well received by patients than tablet or capsule delivery and this could adversely affect the commercial success of those products if they receive marketing approval.
Currently, we have three marketed products, EYLEA, ZALTRAP, and ARCALYST. While we have established our own sales and marketing organization for EYLEA in the United States for the treatment of wet AMD and macular edema following CRVO, we have limited commercialization experience and we have no sales, marketing, commercial, or distribution capabilities outside the United States. In addition, EYLEA faces intense competition from Lucentis® and from off-label use of Avastin®, both of which have been on the market for a number of years and, potentially, from new competitive products currently in clinical development. We expect that the continued commercial success of EYLEA will depend on many factors, including the following:

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

•	our ability to maintain sales of EYLEA in the face of new competitive products currently in clinical development; and

•	the effect of new health care legislation currently being implemented in the United States.
Under the terms of our license and collaboration agreement with Bayer HealthCare, we rely on Bayer HealthCare for sales, marketing, and distribution of EYLEA in countries outside the United States. If we and Bayer HealthCare are unsuccessful in continuing to commercialize EYLEA, our ability to sustain profitability would be materially impaired. In addition, if we or our collaborators are unable to successfully commercialize new product candidates or new indications for our marketed product, our future prospects would be materially impaired.
Our marketed products are subject to significant competition, and our product candidates or new indications for our marketed products, if any are approved for marketing, may face significant competition.
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
The market for eye disease products is also very competitive. Novartis and Genentech are collaborating on the commercialization and further development of a VEGF antibody fragment, Lucentis® for the treatment of wet AMD, macular edema following RVO, DME, and other eye indications. Lucentis® was approved by the FDA in June 2006 for the treatment of wet AMD and in June 2010 for the treatment of macular edema following RVO, CRVO, and BRVO. Lucentis® was also approved by the EMA for wet AMD in January 2007 and for DME in January 2011. Many other companies are working on the development of product candidates and extended delivery devices for the potential treatment of wet AMD, DME and RVO including those that act by blocking VEGF and VEGF receptors, as well as siRNAs that modulate gene expression. For example, in January 2012, Genentech submitted an IND for such an extended delivery device. Ophthotech Corporation is developing Fovista™, an aptamer directed against PDGF-ß, as a product candidate intended to be used in combination with an anti-VEGF therapy. In June 2012, Ophthotech announced results of a Phase 2b study that it claimed demonstrated that Fovista™ administered in combination with Lucentis® resulted in increased visual outcomes compared to Lucentis® monotherapy. Allergan is developing an anti-VEGF-A DARPin®, as well as a dual anti-VEGF-A/PDGF-ß DARPin®, and its corresponding backups for the treatment of wet AMD and related conditions. Allergan has announced that it expects Phase 2 data in wet AMD from its anti-VEGF-A DARPin® 2013.
In addition, ophthalmologists are using with success off-label, third-party repackaged versions of Genentech's approved VEGF antagonist, Avastin®, for the treatment of wet AMD, DME, and macular edema following RVO.Long-term, controlled clinical trials comparing Lucentis® to Avastin® in the treatment of wet AMD are being conducted. One-year data from the CATT study were reported in April 2011 and indicated that Avastin® dosed monthly was non-inferior to Lucentis® dosed monthly in the primary efficacy endpoint of mean visual acuity gain at 52 weeks. Two-year data from CATT were reported in April 2012 and indicated that Avastin® was non-inferior to Lucentis® in mean visual acuity gain; as-needed dosing was not non-inferior to monthly dosing. It may be difficult for EYLEA in this or other eye indications for which it may be approved to compete against Lucentis® and off-label use of Avastin® because doctors and patients have had significant experience using these medicines. Moreover, the reported results of the CATT study, combined with the relatively low cost of Avastin® in treating patients with wet AMD, may well exacerbate the competitive challenge which EYLEA will face in this or other eye indications for which it may be approved. In addition, while we believe that ZALTRAP would not be well tolerated if administered directly to the eye, there is a risk that third parties will attempt to repackage ZALTRAP for off-label use and sale for the treatment of wet AMD and other diseases of the eye, which would present a potential low-cost competitive threat to EYLEA for wet AMD, macular edema following CRVO, or other eye indications.

There are both small molecules and antibodies in development by other companies that are designed to block the synthesis of IL-1 or inhibit the signaling of IL-1. For example, Eli Lilly, Xoma (in collaboration with Servier), and Novartis are each developing antibodies to IL-1 and both Amgen and MedImmune are developing antibodies to the IL-1 receptor. In 2009, Novartis received regulatory approval in the United States and Europe for Ilaris®, a fully human anti-interleukin-1ß (IL-1ß) antibody, for the treatment of CAPS. Ilaris® is also in development for atherosclerosis and a number of other inflammatory diseases. Novartis' IL-1 antibody and these other drug candidates could offer competitive advantages over ARCALYST. For example, Ilaris® is dosed once every eight weeks compared to the once-weekly dosing regimen for ARCALYST. The successful development and/or commercialization of these competing molecules could adversely affect sales of ARCALYST for the treatment of CAPS.
Our earlier stage clinical candidates in development are all fully human monoclonal antibodies, which were generated using our VelocImmune technology. Our antibody generation technologies and earlier-stage clinical candidates face competition from many pharmaceutical and biotechnology companies using various technologies.
Numerous other companies are developing therapeutic antibody products. Companies such as Pfizer, Johnson & Johnson, AstraZeneca, Amgen, Biogen Idec, Novartis, Genentech/Roche, Bristol-Myers Squib, AbbVie, and GlaxoSmithKline have generated therapeutic products that are currently in development or on the market that are derived from recombinant DNA that comprise human antibody sequences.
We are aware of several pharmaceutical and biotechnology companies actively engaged in the research and development of antibody products against targets that are also the targets of our early-stage product candidates. For example, Pfizer, Johnson & Johnson, and AbbVie are developing antibody product candidates against NGF. Genentech/Roche is marketing an antibody against IL-6R (tocilizumab) for the treatment of rheumatoid arthritis, and several other companies, including Centocor/Johnson & Johnson, and Bristol-Myers Squibb, have antibodies against IL-6 in clinical development for this disease. GlaxoSmithKline, in partnership with OncoMed Pharmaceuticals, has a Dll4 antibody in clinical development for the treatment of solid tumors. Aerovance has two formulations of a biologic directed against IL-4 in clinical development. Amgen previously had an antibody against IL-4R in clinical development for the treatment of asthma. Several companies, including Amgen, Pfizer, and Roche, have development programs for antibodies against PCSK9. Amgen, Pfizer, and AstraZeneca have development programs underway for antibodies against ANG2. Alnylam, in partnership with The Medicines Company, has a clinical program underway with an RNAi molecule against PCSK9. If any of these or other competitors announces a successful clinical study involving a product that may be competitive with one of our product candidates or the grant of marketing approval by a regulatory agency for a competitive product, such developments may have an adverse effect on our business or future prospects.
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

Since EYLEA for the treatment of wet AMD, macular edema following CRVO, and other eye diseases, and ZALTRAP for the treatment of patients with mCRC that is resistant to or has progressed following an oxaliplatin-containing regimen, will likely be too expensive for most patients to afford without health insurance coverage, if these products are unable to obtain adequate coverage and reimbursement by third-party payers, including Medicare and Medicaid in the United States, our ability to successfully commercialize these products would be materially adversely impacted. Third-party payers, including Medicare and Medicaid in the United States, may not cover and/or reimburse for these products at levels required for us to successfully commercialize these products. Any limitation imposed by third-party payers on the use of our products if they are approved for marketing, or any action or decision by CMS or analogous foreign agencies or authorities which for any reason denies coverage or reimbursement for our products or provides coverage or reimbursement at levels that harm our products' competitiveness or leads to lower prices for those products, will have a material negative effect on our ability to sustain profitability. In certain foreign countries, pricing, coverage, and level of reimbursement of prescription drugs are subject to governmental control, and we and our collaborators may be unable to obtain coverage, pricing, and/or reimbursement on terms that are favorable to us or necessary for us or our collaborators to successfully commercialize our products in those countries. In some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. Our results of operations may suffer if we or our collaborators are unable to market our products in foreign countries or if coverage and reimbursement for our products in foreign countries is limited or delayed.
We are dependent upon a small number of customers for a significant portion of our revenue, and the loss of or significant reduction in sales to these customers would adversely affect our results of operations.
We sell EYLEA in the United States to three distributors and several specialty pharmacies. We sell ARCALYST in the United States to two specialty pharmacies. Under these distribution models, the distributors and specialty pharmacies generally take physical delivery of product. For EYLEA, the distributors and specialty pharmacies generally sell the product directly to healthcare providers, whereas for ARCALYST, the specialty pharmacies sell the product directly to patients. For the year ended December 31, 2012, we recorded 78% of our total gross product revenue from sales to a single distributor, Besse Medical, a subsidiary of AmerisourceBergen Corporation. We expect this significant customer concentration to continue for the foreseeable future. Our ability to generate and grow sales of EYLEA will depend, in part, on the extent to which our distributors and specialty pharmacies are able to provide adequate distribution of EYLEA to healthcare providers. Although we believe we can find additional distributors , if necessary, our revenue during any period of disruption could suffer and we might incur additional costs. In addition, these customers are responsible for a significant portion of our net trade accounts receivable balances. The loss of any large customer, a significant reduction in sales we make to them, any cancellation of orders they have made with us, or any failure to pay for the products we have shipped to them could adversely affect our results of operations.
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

If we market and sell approved products in a way that violates federal or state healthcare laws, we may be subject to civil or criminal penalties.
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
The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payer. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a manufacturer's products from reimbursement under government programs, criminal fines, and imprisonment.
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
Risks from the improper conduct of employees, agents, or contractors, or collaborators could adversely affect our business or reputation.
We cannot ensure that our compliance controls, policies, and procedures will in every instance protect us from acts committed by our employees, agents, contractors, or collaborators that would violate the laws or regulations of the jurisdictions in which we operate, including without limitation, healthcare, employment, foreign corrupt practices, environmental, competition, and privacy laws. Such improper actions could subject us to civil or criminal investigations, and monetary and injunctive penalties, and could adversely impact our ability to conduct business, operating results, and reputation.
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
We are subject to changing rules and regulations of various federal and state governmental authorities as well as the stock exchange on which our Common Stock is listed. These entities, including the Securities and Exchange Commission (SEC), and The NASDAQ Stock Market LLC, have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional requirements and regulations in response to laws enacted by Congress, including the Sarbanes-Oxley Act of 2002 and, most recently, the Dodd-Frank Wall Street Reform and Protection Act, or the Dodd-Frank Act. There are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act that expressly authorized or required the SEC to adopt additional rules in these areas. Our efforts to comply with these requirements and regulations have resulted in, and are likely to continue to result in, an increase in expenses and a diversion of management's time from other business activities.
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

Risks Related to Our Reliance on Third Parties
If our antibody collaboration with Sanofi is terminated, our business, prospects, operating results, and financial condition, and our ability to discover, develop, manufacture, and commercialize our pipeline of product candidates in the time expected, or at all, would be materially harmed.
We rely heavily on funding from Sanofi to support our target discovery and antibody research and development programs. Sanofi has committed to pay up to $160 million per year, or a total of $1.28 billion, between 2010 and 2017 to fund our efforts to identify and validate drug discovery targets and pre-clinically develop fully human monoclonal antibodies against such targets. Sanofi has a one-time option to adjust the maximum reimbursement amount down to $120 million per year commencing in 2014 if over the prior two years certain specified criteria are not satisfied. If this downward adjustment occurs, it will reduce our resources available for antibody discovery activities and negatively affect our clinical pipeline. Sanofi also initially funds almost all of the development expenses incurred by both companies in connection with the clinical development of antibodies that Sanofi elects to co-develop with us. We rely on Sanofi to fund these activities. In addition, with respect to those antibodies that Sanofi elects to co-develop with us, such as sarilumab, REGN727, REGN668, REGN421, REGN910, and REGN1033, we rely on Sanofi to lead much of the clinical development efforts and assist with obtaining regulatory approval, particularly outside the United States. We also rely on Sanofi to lead the commercialization efforts to support all of the antibody products that are co-developed by Sanofi and us if they receive regulatory approval. If Sanofi does not elect to co-develop the antibodies that we discover or opts-out of their development, we would be required to fund and oversee on our own the clinical trials, any regulatory responsibilities, and the ensuing commercialization efforts to support those antibody products. For example, during 2011 and 2012, Sanofi elected not to continue co-development of REGN846 and REGN475, and decided not to opt-in to the REGN1154 and REGN1500 programs. If Sanofi terminates the antibody collaboration or fails to comply with its payment obligations thereunder, our business, prospects, operating results, and financial condition would be materially harmed. We would be required to either expend substantially more resources than we have anticipated to support our research and development efforts, which could require us to seek additional funding that might not be available on favorable terms or at all, or materially cut back on such activities. Even though none of the antibodies from this collaboration may ever be successfully developed and commercialized, if Sanofi does not perform its obligations with respect to antibodies that it elects to co-develop, our ability to develop, manufacture, and commercialize these antibody product candidates will be significantly adversely affected.
If our collaboration with Sanofi for ZALTRAP is terminated, or Sanofi materially breaches its obligations thereunder, our business, prospects, and financial condition, and our ability to develop and commercialize ZALTRAP would be materially harmed.
We rely heavily on Sanofi to lead much of the development of ZALTRAP and the commercialization of ZALTRAP. If Sanofi fails to perform its obligations in a timely manner, or at all, our ability to develop and commercialize ZALTRAP in previously-treated mCRC will be significantly adversely affected. Sanofi has the right to terminate its collaboration agreement with us at any time upon twelve months advance notice. If Sanofi were to terminate its collaboration agreement with us, we would not have the resources or skills to replace those of our collaborator, which we would have to develop or outsource at substantial additional costs to us. In particular, we have limited commercial capabilities outside the United States and would have to develop or outsource these capabilities. Termination of the Sanofi collaboration agreement for ZALTRAP would create substantial new and additional risks to the successful development and commercialization of ZALTRAP.

If our collaboration with Bayer HealthCare for EYLEA is terminated, or Bayer HealthCare materially breaches its obligations thereunder, our business, prospects, operating results, and financial condition, and our ability to continue to develop EYLEA and commercialize EYLEA outside the United States in the time expected, or at all, would be materially harmed.
We rely heavily on Bayer HealthCare to assist with the development, and the commercialization outside the United States, of EYLEA. Under our agreement with them, Bayer HealthCare is required to fund approximately half of the development expenses incurred by both companies in connection with the global EYLEA development program. As the EYLEA program continues, we will continue to rely on Bayer HealthCare to assist with funding the EYLEA development program, continue to lead the development of EYLEA outside the United States, obtain regulatory approval outside the United States, and provide all sales, marketing, and commercial support for the product outside the United States. In particular, Bayer HealthCare has responsibility for selling EYLEA outside the United States using its sales force and in Japan, together with Santen Pharmaceuticals Co. Ltd. pursuant to a Co-Promotion and Distribution Agreement with Bayer HealthCare's Japanese affiliate. EYLEA has received regulatory approvals for the treatment of wet AMD in Australia, Japan, and certain European and Latin American countries. While we cannot assure you that EYLEA will receive additional regulatory approvals outside the United States or be successfully commercialized, if Bayer HealthCare and, in Japan, Santen do not perform their obligations in a timely manner, or at all, our ability to develop, manufacture, and commercialize EYLEA outside the United States will be significantly adversely affected. Bayer HealthCare has the right to terminate its collaboration agreement with us at any time upon six or twelve months advance notice, depending on the circumstances giving rise to termination. If Bayer HealthCare were to terminate its collaboration agreement with us, we would not have the resources or skills to replace those of our partner, which could require us to seek additional funding or another collaboration that might not be available on favorable terms or at all, and could cause significant delays in the development and/or commercialization of EYLEA outside the United States and result in substantial additional costs to us. We have limited commercial capabilities outside the United States and would have to develop or outsource these capabilities. Termination of the Bayer HealthCare collaboration agreement would create substantial new and additional risks to the successful development and commercialization of EYLEA, particularly outside the United States.
Our collaborators and service providers may fail to perform adequately in their efforts to support the development, manufacture, and commercialization of our drug candidates and current and future products.
We depend upon third-party collaborators, including Sanofi, Bayer HealthCare, and service providers such as CROs, outside testing laboratories, clinical investigator sites, and third-party manufacturers, fill/finish, and product packagers and labelers, to assist us in the manufacture and preclinical and clinical development of our product candidates. We also depend, or will depend, on some of these third parties in connection with the commercialization of EYLEA for the treatment of wet AMD and macular edema following CRVO, ZALTRAP for the treatment of patients with mCRC, ARCALYST for the treatment of CAPS, and our late-stage product candidates and new indications for our marketed products if they are approved for marketing. If any of our existing collaborators or service providers breaches or terminates its agreement with us or does not perform its development or manufacturing services under an agreement in a timely manner or in compliance with applicable GMPs, GLPs, or GCP Standards, we could experience additional costs, delays, and difficulties in the manufacture or development of, or in obtaining approval by regulatory authorities for, or successfully commercializing our product candidates.
We rely on third-party service providers to support the distribution of EYLEA and ARCALYST in the United States and for many other related activities in connection with the commercialization of these marketed products. Despite our arrangements with them, these third parties may not perform adequately. If these service providers do not perform their services adequately, our sales of EYLEA for the treatment of wet AMD and macular edema following CRVO and ARCALYST for the treatment of CAPS will suffer.
Risk Related to Employees
We are dependent on our key personnel and if we cannot recruit and retain leaders in our research, development, manufacturing, and commercial organizations, our business will be harmed.
We are highly dependent on certain of our executive officers, other key members of our senior management team, and our Chairman. If we are not able to retain any of these persons, our business may suffer. In particular, we depend on the services of P. Roy Vagelos, M.D., the Chairman of our board of directors, Leonard S. Schleifer, M.D., Ph.D., our President and Chief Executive Officer, George D. Yancopoulos, M.D., Ph.D., our Chief Scientific Officer and President, Regeneron Laboratories, and Neil Stahl, Ph.D., our Senior Vice President, Research and Development Sciences. As we commercialize EYLEA in the United States for the treatment of wet AMD and macular edema following CRVO, we are also be highly dependent on the expertise and services of members of our senior management leading these commercialization efforts. There is intense competition in the biotechnology industry for qualified scientists and managerial personnel in the development, manufacture, and commercialization of drugs. We may not be able to continue to attract and retain the qualified personnel necessary to continue to advance our business and achieve our strategic objectives.

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
In addition, our systems are potentially vulnerable to data security breaches-whether by employees or others-which may expose sensitive data to unauthorized persons. Such data security breaches could lead to the loss of trade secrets or other intellectual property, or could lead to the public exposure of personal information (including sensitive personal information) of our employees, clinical trial patients, customers, and others.
Such disruptions and breaches of security could have a material adverse effect on our business, prospects, operating results, and financial condition.
Risks Related to Our Common Stock
Our stock price is extremely volatile.
There has been significant volatility in our stock price and generally in the market prices of biotechnology companies' securities. Various factors and events may have a significant impact on the market price of our Common Stock. These factors include, by way of example:

•
fluctuations in our operating results; in particular, net product sales of EYLEA. In addition, to a lesser degree, sales of ZALTRAP and ARCALYST and, if any of our product candidates or our new indications for our marketed products receive regulatory approval, net product sales of, and profits from, these product candidates and new indications;

•	market acceptance of, and fluctuations in market share for, our marketed products, especially EYLEA;

•	whether our net products sales and net profits, underperform, meet, or exceed the expectations of investors or analysts;

•
announcement of actions by the FDA or foreign regulatory authorities or their respective advisory committees regarding our, or our collaborators’, or our competitors', currently pending or future application(s) for regulatory approval of product candidate(s) or new indications for marketed products;

•	announcement of submission of an application for regulatory approval of one or more of our, or our competitors', product candidates or new indications for marketed products;

•	progress, delays, or results in clinical trials of our or our competitors’ product candidates or new indications for marketed products;

•	announcement of technological innovations or product candidates by us or competitors;

•	third-party claims that our products or technologies infringe their patents;

•	third-party challenges to our patents in the European Patent Office and in the U.S. Patent and Trademark Office;

•	public concern as to the safety or effectiveness of any of our marketed products, EYLEA, ZALTRAP, or ARCALYST, or product candidates or new indications for our marketed products;

•	pricing or reimbursement actions or decisions by government authorities or insurers affecting the coverage or reimbursement of any of our marketed products or competitors’ products;

•	our ability to raise additional capital as needed on favorable terms;

•	developments in our relationships with collaborative partners or key customers;

•	developments in the biotechnology industry or in government regulation of healthcare;

•	large sales of our Common Stock by our executive officers, directors, or significant shareholders;

•	arrivals and departures of key personnel; and

•	general market conditions.

In addition, in the fourth quarter of 2012, we determined, based on our facts and circumstances, that it was more likely than not that a substantial portion of our deferred tax assets would be realized and, as a result, substantially all of our valuation allowance against deferred tax assets was released. Therefore, beginning in 2013, we expect to commence recording income tax expense at an estimated tax rate that will likely approximate statutory tax rates, which would result in a significant reduction in our net income and net income per share and may have an impact on the market price of our Common Stock.

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
A small number of our shareholders beneficially own a substantial amount of our Common Stock. As of December 31, 2012, our five largest shareholders plus Leonard S. Schleifer, M.D, Ph.D., our Chief Executive Officer, beneficially owned 54.1% of our outstanding shares of Common Stock, assuming, in the case of our Chief Executive Officer, the conversion of his Class A Stock into Common Stock and the exercise of all options held by him which are exercisable within 60 days of December 31, 2012. In September 2003, Sanofi (then Aventis Pharmaceuticals Inc.) purchased 2,799,552 newly issued, unregistered shares of our Common Stock, and in December 2007 Sanofi purchased an additional 12,000,000 newly issued, unregistered shares of our Common Stock. Under our investor agreement, as amended, with Sanofi, these shares may not be sold until December 20, 2017 except under limited circumstances and subject to earlier termination of these restrictions upon the occurrence of certain events. In addition, in October 2010, Sanofi purchased an additional 1,017,401 shares of Common Stock in our underwritten public offering. As of December 31, 2012, Sanofi beneficially owned 15,816,953 shares of our Common Stock, representing approximately 16.6% of the shares of Common Stock then outstanding. In February 2013, we received from Sanofi a notification under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 that it intends to acquire additional Common Stock through open market purchases and direct purchases from shareholders. If Sanofi, or our other significant shareholders or we, sell substantial amounts of our Common Stock in the public market, or there is a perception that such sales may occur, the market price of our Common Stock could fall. Sales of Common Stock by our significant shareholders, including Sanofi, also might make it more difficult for us to raise funds by selling equity or equity-related securities in the future at a time and price that we deem appropriate.
Our existing shareholders may be able to exert significant influence over matters requiring shareholder approval.
Holders of Class A Stock, who are generally the shareholders who purchased their stock from us before our initial public offering, are entitled to ten votes per share, while holders of Common Stock are entitled to one vote per share. As of December 31, 2012, holders of Class A Stock held 17.9% of the combined voting power of all shares of Common Stock and Class A Stock then outstanding. These shareholders, if acting together, would be in a position to significantly influence the election of our directors and the vote on certain corporate transactions that require majority or supermajority approval of the combined classes, including mergers and other business combinations. This may result in our taking corporate actions that other shareholders may not consider to be in their best interest and may affect the price of our Common Stock. As of December 31, 2012:

•
our current executive officers and directors beneficially owned 11.1% of our outstanding shares of Common Stock, assuming conversion of their Class A Stock into Common Stock and the exercise of all options held by such persons which are exercisable within 60 days of December 31, 2012, and 23.7% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by such persons which are exercisable within 60 days of December 31, 2012; and

•
our five largest shareholders plus Leonard S. Schleifer, M.D., Ph.D. our Chief Executive Officer, beneficially owned 54.1% of our outstanding shares of Common Stock, assuming, in the case of our Chief Executive Officer, the conversion of his Class A Stock into Common Stock and the exercise of all options held by him which are exercisable within 60 days of December 31, 2012. In addition, these five shareholders held 58.6% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by our Chief Executive Officer which are exercisable within 60 days of December 31, 2012.

Pursuant to an investor agreement, as amended, Sanofi has agreed to vote its shares, at Sanofi's election, either as recommended by our board of directors or proportionally with the votes cast by our other shareholders, except with respect to certain change of control transactions, liquidation or dissolution, stock issuances equal to or exceeding 10% of the then outstanding shares or voting rights of Common Stock and Class A Stock, and new equity compensation plans or amendments if not materially consistent with our historical equity compensation practices.

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

In addition, we intend to exercise options under the convertible note hedge transactions whenever notes are converted. In order to unwind its hedge position with respect to the options we exercise, the hedge counterparties and/or their affiliates may sell shares of our Common Stock or other securities in secondary market transactions or unwind various derivative transactions with respect to our Common Stock during the cash settlement averaging period for the converted notes. The effect, if any, of any of these transactions and activities on the trading price of our Common Stock or the notes will depend in part on market conditions and cannot be ascertained at this time, but any of these activities could adversely affect the value of our Common Stock and the value of the notes. The derivative transactions that the hedge counterparties and/or their affiliates expect to enter into to hedge these transactions may include cash-settled equity swaps referenced to our Common Stock. In certain circumstances, the hedge counterparties and/or their affiliates may have derivative positions that, when combined with the hedge counterparties' and their affiliates' ownership of our Common Stock, if any, would give them economic exposure to the return on a significant number of shares of our Common Stock.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We conduct our research, development, manufacturing, and administrative activities at our owned and leased facilities. Under our lease in Tarrytown, New York, as amended, we lease approximately 561,000 square feet of laboratory and office facilities. In addition, in September 2011 we entered into a lease amendment under our Tarrytown lease for approximately 40,000 additional square feet of space, which will commence contingent upon certain building improvements being completed by our landlord. We currently expect that these improvements will be completed during the first half of 2013. The term of the Tarrytown, New York lease will expire in June 2024. The lease contains three renewal options to extend the term of the lease by five years each and early termination options on approximately 331,000 square feet of space. The lease provides for monthly payments over its term and additional charges for utilities, taxes, and operating expenses.

In July 2011, we entered into a lease for approximately 19,600 square feet of office space in Liberty Corner, New Jersey. The term of the lease expires in January 2017.

The following table summarizes information regarding our current real property leases:

Location	Square Footage	Expiration	Current Monthly Base Rental Charges(1)	Renewal Option Available
Tarrytown, New York	561,000	June 2024	$1,869,000	Three 5-year terms
Liberty Corner, New Jersey	19,600	January 2017	$37,200	Two 5-year terms
_______________

(1)	Excludes additional charges for utilities, real estate taxes, and operating expenses, as defined.

We own facilities in Rensselaer, New York, consisting of three buildings totaling approximately 395,000 square feet of research, manufacturing, office, and warehouse space. In addition, we have recently commenced construction of approximately 93,000 square feet of additional manufacturing and office space at our Rensselaer site.
In the future, we may lease, operate, purchase, or construct additional facilities in which to conduct expanded research and development and manufacturing activities and support commercial operations.

ITEM 3. LEGAL PROCEEDINGS
From time to time, we are a party to legal proceedings in the course of our business. We do not expect any such current ordinary course legal proceedings to have a material adverse effect on our business or financial condition.
Genentech Patent Litigation
We are aware of issued patents and pending patent applications owned by Genentech that claim certain chimeric VEGF receptors. We do not believe that ZALTRAP or EYLEA infringe any valid claim in these patents or patent applications. We are involved in five patent litigations with Genentech, two in the United States and three in Europe. In November 2010, we commenced a lawsuit against Genentech in the U.S. District Court for the Southern District of New York (the Court), seeking a declaratory judgment that no activities relating to our VEGF Trap infringe any valid claim of certain Genentech patents referred to as the Davis-Smyth patents (the First Davis-Smyth Case). Genentech answered the complaint and asserted counterclaims that our prior or planned activities relating to VEGF Trap have infringed or will infringe claims of four of the Davis-Smyth patents and requested a judgment against us for damages, including for willful infringement, and other relief as the Court deems appropriate.
On December 31, 2011, we entered into a Non-Exclusive License and Partial Settlement Agreement with Genentech (the Genentech Agreement) that covers making, using, and selling EYLEA in the United States for the prevention and treatment of human eye diseases and disorders in the United States, and ends the litigation relating to those matters. Under the Genentech Agreement, we received a non-exclusive license to the Davis-Smyth patents, and certain other technology patents owned or co-owned by Genentech. The Genentech Agreement does not cover any non-U.S. patent rights or non-U.S. patent disputes, and does not cover any use of aflibercept other than for prevention and treatment of human eye diseases and disorders in the United States. The First Davis-Smyth Case is continuing with respect to matters not covered by the Genentech Agreement. The Genentech Agreement provides for us to make payments to Genentech based on U.S. sales of EYLEA through May 7, 2016, the date the Davis-Smyth patents expire. As required by the Genentech Agreement, in the third quarter of 2012, we made a lump-sum payment of $60.0 million when cumulative U.S. sales of EYLEA reached $400 million. We will also pay royalties of 4.75% on cumulative U.S. sales of EYLEA between $400 million and $3 billion and 5.5% on any cumulative U.S. sales of EYLEA over $3 billion. As a result of the Genentech Agreement, on January 17, 2012, Genentech filed a second amended answer and counterclaim in the First Davis-Smyth Case, in which it amended its counterclaims alleging infringement of four of the Davis-Smyth patents. On December 23, 2011, Genentech initiated a related case in the Court against Regeneron and Sanofi alleging infringement of four of the Davis-Smyth Patents by activities relating to VEGF Trap (but excluding EYLEA) (the Second Davis-Smyth Case). As in the First Davis-Smyth Case, in the new complaint Genentech requests a judgment against us for damages, including for willful infringement, and other relief as the Court deems appropriate. On September 21, 2012, Genentech asserted two additional Davis-Smyth patents, and one additional application (which was allowed and issued as a patent on September 25, 2012) in both the First David-Smyth Case and the Second Davis-Smyth Case.

We believe Genentech's remaining claims in the First Davis Smyth Case and the Second Davis Smyth Case are without merit and intend to continue to defend against all of Genentech's remaining claims vigorously.
We have initiated patent-related actions against Genentech in Germany, the United Kingdom, and Italy relating in each case to a patent that expired on October 28, 2012. We may initiate other actions in other countries outside the United States, which could have similar or other adverse outcomes that would materially harm our business and which, irrespective of the outcomes, may also entail significant costs and expenses. In the United Kingdom, an adverse decision dated March 22, 2012 is under appeal. This decision found the designation of European patent EP 1 238 986 in the United Kingdom to be valid and potential acts relating to VEGF Trap-Eye in the United Kingdom before expiration of the patent on October 28, 2012 to infringe this patent. A negative decision on appeal would result in an order requiring us to pay Genentech's recoverable legal costs.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant's Common Equity

Our Common Stock is quoted on The NASDAQ Global Select Market under the symbol “REGN.” Our Class A Stock, par value $.001 per share, is not publicly quoted or traded.

The following table sets forth, for the periods indicated, the range of high and low sales prices for our Common Stock as reported by The NASDAQ Global Select Market:

	High	Low
2011
First Quarter	$45.11	$32.32
Second Quarter	71.74	41.83
Third Quarter	79.90	42.83
Fourth Quarter	66.47	49.58

2012
First Quarter	$121.39	$56.01
Second Quarter	145.04	107.31
Third Quarter	153.98	111.50
Fourth Quarter	188.95	136.13

As of February 7, 2013, there were 325 shareholders of record of our Common Stock and 41 shareholders of record of our Class A Stock.

We have never paid cash dividends and do not anticipate paying any in the foreseeable future.

The information under the heading “Equity Compensation Plan Information” in our definitive proxy statement with respect to our 2013 Annual Meeting of Shareholders to be filed with the SEC is incorporated herein by reference.

STOCK PERFORMANCE GRAPH

Set forth below is a line graph comparing the cumulative total shareholder return on Regeneron's Common Stock with the cumulative total return of (i) The NASDAQ Pharmaceuticals Stocks Index and (ii) The NASDAQ Stock Market (U.S.) Index for the period from December 31, 2007 through December 31, 2012. The comparison assumes that $100 was invested on December 31, 2007 in our Common Stock and in each of the foregoing indices. All values assume reinvestment of the pre-tax value of dividends paid by companies included in these indices. The historical stock price performance of our Common Stock shown in the graph below is not necessarily indicative of future stock price performance.

	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012

Regeneron	$100.00	$76.02	$100.12	$135.94	$229.52	$708.36
NASDAQ Pharm	100.00	93.04	104.55	113.33	121.31	161.38
NASDAQ US	100.00	61.17	87.93	104.13	104.69	123.85

This performance graph shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing of ours under the Securities Act of 1933, as amended, or the Securities Exchange Act, except as shall be expressly set forth by specific reference to such filing.

Issuer Purchases of Equity Securities

The following table reflects shares of Common Stock withheld by us for employees to satisfy their tax withholding obligations arising upon the vesting of restricted equity awards granted under our Amended and Restated Long-Term Incentive Plan.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

12/1/2012-12/31/2012	281,734	$179.13	—	—

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities in 2012.

Item 6. Selected Financial Data

The selected financial data set forth below for the years ended December 31, 2012, 2011, and 2010 and at December 31, 2012 and 2011 are derived from and should be read in conjunction with our audited financial statements, including the notes thereto, included elsewhere in this report. The selected financial data for the years ended December 31, 2009 and 2008 and as of December 31, 2010, 2009, and 2008 are derived from our audited financial statements not included in this report.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share data)
Statement of Operations Data
Revenues:
Net product sales	$858,093	$44,686	$25,254	$18,364	$6,249
Collaboration revenue	493,913	369,681	386,725	314,457	185,138
Technology licensing, contract research, and other	26,471	31,457	47,095	46,447	47,070
	1,378,477	445,824	459,074	379,268	238,457
Expenses:
Research and development	625,554	529,506	489,252	398,762	274,903
Selling, general, and administrative	210,755	117,261	65,201	52,923	48,880
Cost of goods sold	84,455	4,216	2,093	1,686	923
	920,764	650,983	556,546	453,371	324,706

Income (loss) from operations	457,713	(205,159)	(97,472)	(74,103)	(86,249)

Other income (expense)	(43,292)	(17,733)	(6,996)	2,151	9,471

Income (loss) before income taxes	414,421	(222,892)	(104,468)	(71,952)	(76,778)

Income tax (expense) benefit (1)	335,848	1,132		4,122	(2,351)

Net income (loss)	$750,269	$(221,760)	$(104,468)	$(67,830)	$(79,129)

Net income (loss) per share - basic	$7.92	$(2.45)	$(1.26)	$(0.85)	$(1.00)
Net income (loss) per share - diluted	$6.75	$(2.45)	$(1.26)	$(0.85)	$(1.00)

	As of December 31,
	2012	2011	2010	2009	2008
Balance Sheet Data
Unrestricted and restricted cash, cash equivalents, and marketable securities (current and non-current)	$587,511	$810,550	$626,939	$390,010	$527,461
Total assets	2,080,490	1,323,583	1,089,432	741,202	724,220
Notes payable (current and non-current)	296,518	275,019
Facility lease obligations (current and non-current)	160,810	160,514	160,030	109,022	54,182
Capital lease obligation (current and non-current)	1,309	2,506	2,829
Stockholders' equity	$1,245,385	$485,732	$527,815	$396,762	$421,514

(1)
Income tax benefit for the year ended December 31, 2012 was primarily attributable to the release of substantially all of the valuation allowance against our deferred tax assets, as described below under Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations."

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report.

Overview
We are a fully integrated biopharmaceutical company that discovers, invents, develops, manufactures, and commercializes medicines for the treatment of serious medical conditions. Our total revenues were $1,378.5 million in 2012, compared to $445.8 million in 2011 and $459.1 million in 2010. In 2012, we earned a $50.0 million substantive milestone payment from Sanofi upon FDA approval of ZALTRAP, as well as $15.0 million and $10.0 million substantive milestone payments from Bayer HealthCare upon receipt of marketing and pricing approval, respectively, in Japan for EYLEA for the treatment of wet AMD. Our net income was $750.3 million, or $6.75 per diluted share, in 2012, compared to net losses of $221.8 million, or $2.45 per share (basic and diluted), in 2011 and $104.5 million, or $1.26 per share (basic and diluted), in 2010. Net income in 2012 included an income tax benefit of $335.8 million primarily attributable to the release of substantially all of the valuation allowance against our deferred tax assets, as described below under "Results of Operations."
We currently have three marketed products:

•
EYLEA (aflibercept) Injection, which is available in the United States for the treatment of wet AMD and macular edema following CRVO, and in the United Kingdom, Germany, Switzerland, Australia, Japan, and certain other countries for the treatment of wet AMD. We commenced sales of EYLEA for the treatment of wet AMD in November 2011 and the treatment of macular edema following CRVO in September 2012, following receipt of regulatory approval in the United States. Bayer HealthCare commenced sales of EYLEA for the treatment of wet AMD in the fourth quarter of 2012 following receipt of regulatory approvals in the European Union and other regions. Bayer HealthCare has additional regulatory applications for EYLEA for the treatment of wet AMD pending in other countries. In addition, Bayer HealthCare submitted applications for marketing authorization for EYLEA in Europe in December 2012 and in Japan in January 2013 for the treatment of macular edema following CRVO.

We are collaborating with Bayer HealthCare on the global development and commercialization of EYLEA outside the United States. Bayer HealthCare will market EYLEA outside the United States, where, for countries other than Japan, the companies will share equally the profits and losses from sales of EYLEA. In Japan, we are entitled to a royalty on sales of EYLEA, as described below. We maintain exclusive rights to EYLEA in the United States and are entitled to all profits from any such sales.

Net product sales of EYLEA in the United States were $837.9 million in 2012 and $24.8 million in 2011. EYLEA net product sales outside of the United States, which are recorded by Bayer HealthCare, commenced in the fourth quarter of 2012, and were $19.0 million for the year.

•
ZALTRAP (ziv-aflibercept) Injection for Intravenous Infusion, which is available in the United States for treatment, in combination with FOLFIRI, of patients with mCRC that is resistant to or has progressed following an oxaliplatin-containing regimen. In February 2013, the EC granted marketing authorization in the European Union for ZALTRAP 25mg/ml concentrate for solution for infusion in combination with FOLRIRI chemotherapy in adults with mCRC that is resistant to or has progressed after an oxaliplatin-containing regimen. Regulatory applications for marketing authorization of ZALTRAP for the treatment of previously treated mCRC patients in other countries have also been submitted and are currently under review by the respective regulatory agencies.

We and Sanofi globally collaborate on the development and commercialization of ZALTRAP, and share profits and losses from commercialization of ZALTRAP, except for Japan, where we are entitled to a royalty on sales of ZALTRAP, as described below. ZALTRAP net product sales, which are recorded by Sanofi, commenced in the United States in August 2012 and totaled $31.7 million in 2012.

•
ARCALYST (rilonacept) Injection for Subcutaneous Use, which is available in the United States for the treatment of CAPS, including FCAS and MWS, in adults and children 12 and older. CAPS are a group of rare, inherited, auto-inflammatory conditions characterized by life-long, recurrent symptoms of rash, fever/chills, joint pain, eye redness/pain, and fatigue.

Net product sales of ARCALYST totaled $20.2 million in 2012, $19.9 million in 2011 and $25.3 million in 2010. Net product sales of ARCALYST in 2010 included $20.5 million of ARCALYST net product sales made in 2010 and $4.8 million of previously deferred net product sales, as described below under Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations." We do not expect future net product sales of ARCALYST for the treatment of CAPS to be significant.
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
Beginning in the first quarter of 2012, we reported profitability; prior to that, we generally incurred net losses. Our ability to continue to generate profits and to generate positive cash flow from operations over the next several years depends significantly on our success in commercializing EYLEA. We expect to continue to incur substantial expenses related to our research and development activities, a significant portion of which we expect to be reimbursed by our collaborators. Also, our research and development activities outside our collaborations, the costs of which are not reimbursed, will expand and require additional resources. Our operating results may fluctuate from quarter to quarter and will depend on, among other factors, the net sales of our marketed products, the scope and progress of our research and development efforts, the timing of certain expenses, and the continuation of our collaborations with Sanofi and Bayer HealthCare, including our share of collaboration profits or losses, or royalties, from sales of commercialized products and the amount of reimbursement of our research and development expenses that we receive from collaborators. We cannot predict whether or when new products or new indications for our marketed products will receive regulatory approval or, if any such approval is received, whether we will be able to successfully commercialize such product(s) and whether or when they may become profitable.
We have 13 product candidates in clinical development, all of which were discovered in our research laboratories. Our Trap-based clinical programs are:

•	EYLEA, which is in clinical trials for the treatment of DME and macular edema following BRVO, and, in Asia, mCNV, in collaboration with Bayer HealthCare; and

•	ZALTRAP, which is being studied in combination with our angiopoietin-2 inhibitor (REGN910) in oncology in collaboration with Sanofi.
Our antibody-based clinical programs include eleven fully human monoclonal antibodies. The following six are being developed in collaboration with Sanofi:

•	Sarilumab (REGN88), an antibody to the interleukin-6 receptor (IL-6R), which is being developed in rheumatoid arthritis;

•	REGN727, an antibody to Proprotein Convertase Subtilisin/Kexin type 9 (PCSK9), which is being developed for LDL cholesterol reduction;

•	REGN668, an antibody to the interleukin-4 receptor (IL-4R), which is being developed in atopic dermatitis and allergic asthma;

•	REGN421, an antibody to Delta-like ligand-4 (Dll4), a novel angiogenesis target, which is being developed in oncology;

•	REGN910, an antibody to angiopoietin-2 (ANG2), another novel angiogenesis target, which is being developed in oncology; and

•	REGN1033, an antibody to myostatin (GDF8), which is in clinical development.
In addition, we are developing the following five antibodies independently:

•	REGN1400, an antibody to ErbB3, which is being developed in oncology;

•	REGN846, an antibody in clinical development against an undisclosed target, which is being developed in atopic dermatitis;

•	REGN1154, an antibody in clinical development against an undisclosed target;

•	REGN1500, an antibody in clinical development against an undisclosed target; and

•	REGN475, an antibody to Nerve Growth Factor (NGF), which is being developed for the treatment of pain and which is currently on clinical hold by the FDA.

The planning, execution, and results of our clinical programs are significant factors that can affect our operating and financial results. In our clinical programs, key events in 2012 and 2013 to date were, and plans for the remainder of 2013 are, as follows:
 Trap-based Clinical Programs:

	2012 and 2013 Events to Date		2013 Plans
EYLEA
•	FDA approved EYLEA for the treatment of macular edema following CRVO in the United States	•	Additional regulatory agency decisions on applications for the treatment of wet AMD
•	Bayer HealthCare received regulatory approval for EYLEA in the European Union, Switzerland, Australia, Japan, and other countries for the treatment of patients with wet AMD	•	Bayer HealthCare to submit regulatory applications for macular edema following CRVO in other countries
•	Bayer HealthCare continued to pursue regulatory applications for marketing approval for EYLEA for the treatment of wet AMD in various other countries	•	Completion of patient enrollment in VIBRANT study
•	Bayer HealthCare submitted an application for marketing authorization in Europe, Colombia, and Japan for the treatment of macular edema following CRVO
•	Initiated Phase 3 VIBRANT study in macular edema following BRVO
•	Completed enrollment of VISTA-DME and VIVID-DME studies
•	Completed enrollment of MYRROR trial in Asia
ZALTRAP
•	FDA approved ZALTRAP for patients with mCRC that is resistant to or has progressed following an oxaliplatin-containing regimen	•	Decision on additional regulatory applications for ZALTRAP in the treatment of previously treated mCRC patients
•	European Commission granted marketing authorization in the European Union for ZALTRAP for patients with mCRC that is resistant to or has progressed following an oxaliplatin-containing regimen
•	Reported final results in the Phase 3 VENICE trial in prostate cancer
•	Initiated Phase 1b study of combination of ZALTRAP and REGN910 in patients with advanced solid malignancies
ARCALYST
•	FDA issued complete response letter to our sBLA for the prevention of gout flares in patients initiating uric acid-lowering treatment. Development in gout discontinued.

     Antibody-based Clinical Programs:

		2012 and 2013 Events to Date		2013 Plans
Sarilumab (IL-6R Antibody)	•	Completed patient enrollment in Phase 3 SARIL-RA-MOBILITY study	•	Initiate additional Phase 3 studies
	•	Initiated Phase 3 SARIL-RA-TARGET study
REGN727 (PCSK9 Antibody)	•	Initiated long-term safety study	•	Continue enrollment of the Phase 3 ODYSSEY trials
	•	Reported and published positive final data from three Phase 2 studies for LDL cholesterol reduction	•	Report initial results from a Phase 3 ODYSSEY trial
	•	Initiated 22,000 patient Phase 3 ODYSSEY program for LDL cholesterol reduction
REGN668 (IL-4R Antibody)	•	Initiated Phase 2 studies in atopic dermatitis	•	Report initial results for Phase 1b and Phase 2 studies in atopic dermatitis
			•	Report initial results for Phase 2 study in allergic asthma
			•	Initiate Phase 2b trials in atopic dermatitis and allergic asthma
REGN421 (Dll4 Antibody)	•	Continued patient enrollment in Phase 1 program	•	Complete patient enrollment in the expansion of the Phase 1 program
REGN910 (ANG2 Antibody)	•	Continued patient enrollment in Phase 1 program	•	Complete patient enrollment in the Phase 1b program in advanced malignancies
	•	Initiated Phase 1b study in combination with ZALTRAP in patients with advanced solid malignancies	•	Initiate clinical development in ophthalmology
REGN1033 (GDF8 Antibody)	•	Initiated Phase 1 program
REGN1400 (ErbB3 Antibody)	•	Initiated Phase 1 program in oncology
REGN846 (target not disclosed)	•	Continued patient enrollment in Phase 1b program in atopic dermatitis
REGN1154 (target not disclosed)	•	Initiated Phase 1 program
REGN1500 (target not disclosed)	•	Initiated Phase 1 program
REGN475 (NGF Antibody)	•	Anti-NGF class of antibodies placed on clinical hold	•	Determine future development plan
	•	Sanofi elected not to co-develop REGN475
REGN728 (target not disclosed)	•	Development discontinued

Critical Accounting Policies and Use of Estimates

A summary of the significant accounting policies that impact us is provided in Note 2 to our Consolidated Financial Statements, beginning on page F-8. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect reported amounts and related disclosures in the financial statements. Management considers an accounting estimate to be critical if:

•	It requires an assumption (or assumptions) regarding a future outcome; and

•	Changes in the estimate or the use of different assumptions to prepare the estimate could have a material effect on our results of operations or financial condition.

Management believes the current assumptions used to estimate amounts reflected in our consolidated financial statements are appropriate. However, if actual experience differs from the assumptions used in estimating amounts reflected in our consolidated financial statements, the resulting changes could have a material adverse effect on our results of operations, and in certain situations, could have a material adverse effect on our liquidity and financial condition. The critical accounting estimates that impact our consolidated financial statements are described below.

Revenue Recognition

Product Revenue

Product sales consist of U.S. sales of EYLEA and ARCALYST. Revenue from product sales is recognized when persuasive evidence of an arrangement exists, title to product and associated risk of loss have passed to the customer, the price is fixed or determinable, collection from the customer is reasonably assured, we have no further performance obligations, and returns can be reasonably estimated. We record revenue from product sales upon delivery to our distributors and specialty pharmacies (collectively, our "customers").

We sell EYLEA in the United States to three distributors and several specialty pharmacies. We sell ARCALYST in the United States to two specialty pharmacies. Under these distribution models, the distributors and specialty pharmacies generally take physical delivery of product. For EYLEA, the distributors and specialty pharmacies generally sell the product directly to healthcare providers, whereas for ARCALYST, the specialty pharmacies sell the product directly to patients. For the years ended December 31, 2012 and 2011, we recorded 78% and 42%, respectively, of our total gross product revenue from sales to Besse Medical, a subsidiary of AmerisourceBergen Corporation.

Revenue from product sales is recorded net of applicable provisions for rebates and chargebacks under governmental programs (including Medicaid), distribution-related fees, prompt pay discounts, product returns, and other sales-related deductions. Calculating these provisions involves estimates and judgments. We review our estimates of rebates, chargebacks, and other applicable provisions each period and record any necessary adjustments in the current period's net product sales.
The following table summarizes the provisions, and credits/payments, for government rebates and chargebacks, distribution-related fees, and other sales-related deductions; such amounts were not significant during the year ended December 31, 2011.

(In millions)	Rebates & Chargebacks	Distribution- Related Fees	Other Sales- Related Deductions	Total
Balance as of December 31, 2011	$0.6	$1.5	$0.2	$2.3
Provision related to current period sales	14.2	45.0	3.0	62.2
Credits/payments	(11.8)	(31.2)	(2.7)	(45.7)
Balance as of December 31, 2012	$3.0	$15.3	$0.5	$18.8

Government Rebates and Chargebacks: We estimate reductions to product sales for Medicaid and Veterans' Administration (VA) programs, and for certain other qualifying federal and state government programs. Based upon our contracts with government agencies, statutorily-defined discounts applicable to government-funded programs, historical experience, and, in the case of EYLEA, estimated payer mix based on third-party market research data, we estimate and record an allowance for rebates and chargebacks. Our liability for Medicaid rebates consists of estimates for claims that a state will make for a current quarter, claims for prior quarters that have been estimated for which an invoice has not been received, and invoices received for claims from prior quarters that have not been paid. Our reserves related to discounted pricing offered to VA, Public Health Services (PHS), and other institutions (collectively, “qualified healthcare providers”) represent our estimated obligations resulting from contractual commitments to sell products to qualified healthcare providers at prices lower than the list prices we charge to our customers. Our customers charge us for the difference between what they pay for the products and the ultimate selling price to the qualified healthcare providers. Our reserve for this discounted pricing is based on expected sales to qualified healthcare providers and the chargebacks that customers have already claimed.

Distribution-Related Fees: We have written contracts with our customers that include terms for distribution-related fees. We estimate and record distribution and related fees due to our customers based on gross sales.

Prompt Pay Discounts: No prompt pay discounts are currently offered to our customers on sales of EYLEA. In connection with sales of ARCALYST, we offer discounts to our customers for prompt payments. We estimate these discounts based on customer terms and historical experience, and expect that our customers will always take advantage of this discount. Therefore, we accrue 100% of the prompt pay discount that is based on the gross amount of each ARCALYST invoice at the time of sale.

Product Returns: Consistent with industry practice, we offer our customers a limited right to return product purchased directly from us, which is principally based upon the product's expiration date. We will accept returns for three months prior to and up to six months after the product expiration date. Product returned is generally not resalable given the nature of our products and method of administration. We develop estimates for product returns based upon historical experience, inventory levels in the distribution channel, shelf life of the product, and other relevant factors. We monitor product supply levels in the distribution channel, as well as sales by our customers of EYLEA to healthcare providers and ARCALYST to patients using product-specific data provided by our customers. If necessary, our estimates of product returns may be adjusted in the future based on actual returns experience, known or expected changes in the marketplace, or other factors.

Collaboration Revenue

We earn collaboration revenue in connection with collaboration agreements to develop and commercialize product candidates and utilize our technology platforms. We currently have collaboration agreements with Sanofi and Bayer HealthCare. The terms of these collaboration agreements typically include non-refundable up-front licensing payments, research progress (milestone) payments, payments for development activities, and sharing of profits or losses arising from the commercialization of products. Non-refundable up-front license payments, where continuing involvement is required of us, are deferred and recognized over the related performance period. We estimate our performance period based on the specific terms of each agreement, and adjust the performance periods, if appropriate, based on the applicable facts and circumstances. Although we did not enter into, or materially modify, any collaboration arrangements with multiple-deliverables in 2011 or 2012, any future arrangements with multiple deliverables will be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria, including whether the delivered item or items has value to the collaborator on a standalone basis. Payments which are based on achieving a specific substantive performance milestone, involving a degree of risk, are recognized as revenue when the milestone is achieved and the related payment is due and non-refundable, provided there is no future service obligation associated with that milestone. Substantive performance milestones typically consist of significant achievements in the development life-cycle of the related product candidate, such as completion of clinical trials, filing for approval with regulatory agencies, and receipt of approvals by regulatory agencies. In determining whether a payment is deemed to be a substantive performance milestone, we take into consideration (i) enhancement in value to the related development product candidate, (ii) our performance and the relative level of effort required to achieve the milestone, (iii) whether the milestone relates solely to past performance, and (iv) whether the milestone payment is considered reasonable relative to all of the deliverables and payment terms. Payments for achieving milestones which are not considered substantive are deferred and recognized over the related performance period.
We enter into collaboration agreements that include varying arrangements regarding which parties perform and bear the costs of research and development activities. We may share the costs of research and development activities with our collaborator, such as in our EYLEA collaboration with Bayer HealthCare, or we may be reimbursed for all or a significant portion of the costs of our research and development activities, such as in our ZALTRAP and antibody collaborations with Sanofi. We record our internal and third-party development costs associated with these collaborations as research and development expenses. When we are entitled to reimbursement of all or a portion of the research and development expenses that we incur under a collaboration, we record those reimbursable amounts as collaboration revenue proportionately as we recognize our expenses. If the collaboration is a cost-sharing arrangement in which both we and our collaborator perform development work and share costs, in periods when our collaborator incurs development expenses that benefit the collaboration and Regeneron, we also recognize, as additional research and development expense, the portion of the collaborator's development expenses that we are obligated to reimburse.
Under our collaboration agreements, we share in any profits or losses arising from the commercialization of products. Our collaborator provides us with our estimated share of the profits or losses, based on net product sales less cost of goods sold and shared commercialization and other expenses, from commercialization of such products for the most recent fiscal quarter. Our share of the profit or loss is recorded as collaboration revenue. Our collaborators' estimates of net products sales and related expenses for such quarter are reconciled to their actual net product sales and related expenses in the subsequent fiscal quarter, and our share of the profit or loss is adjusted accordingly, as necessary.
In connection with non-refundable licensing payments, our performance period estimates are principally based on projections of the scope, progress, and results of our research and development activities. Due to the variability in the scope of activities and length of time necessary to develop a drug product, changes to development plans as programs progress, and uncertainty in the ultimate requirements to obtain governmental approval for commercialization, revisions to performance period estimates are likely to occur periodically, and could result in material changes to the amount of revenue recognized each year in the future. In addition, our estimated performance periods may change if development programs encounter delays or we and our collaborators decide to expand or contract our clinical plans for a drug candidate in various disease indications. Also, if a collaborator terminates an agreement in accordance with the terms of the agreement, we would recognize as revenue any unamortized remainder of an up-front or previously deferred payment at the time of the termination.

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

For clinical study sites, where payments are made periodically on a per-patient basis to the institutions performing the clinical study, we accrue expenses on an estimated cost-per-patient basis, based on subject enrollment and activity in each quarter. The amount of clinical study expense recognized in a quarter may vary from period to period based on the duration and progress of the study, the activities to be performed by the sites each quarter, the required level of patient enrollment, the rate at which patients actually enroll in and drop-out of the clinical study, and the number of sites involved in the study. Clinical trials that bear the greatest risk of change in estimates are typically those that have a significant number of sites, require a large number of patients, have complex patient screening requirements, and span multiple years. During the course of a trial, we adjust our rate of clinical expense recognition if actual results differ from our estimates. Our estimates and assumptions for clinical expense recognition could differ significantly from our actual results, which could cause material increases or decreases in research and development expenses in future periods when the actual results become known. No material adjustments to our past clinical trial accrual estimates were made during the years ended December 31, 2012, 2011, or 2010.

Stock-based Compensation

We recognize stock-based compensation expense for grants of stock option awards and restricted stock under our long-term incentive plans to employees and non-employee members of our board of directors based on the grant-date fair value of those awards. The grant-date fair value of an award is generally recognized as compensation expense over the award's requisite service period.

We use the Black-Scholes model to compute the estimated fair value of stock option awards. Using this model, fair value is calculated based on assumptions with respect to (i) expected volatility of our Common Stock price, (ii) the periods of time over which employees and members of our board of directors are expected to hold their options prior to exercise (expected lives), (iii) expected dividend yield on our Common Stock, and (iv) risk-free interest rates, which are based on quoted U.S. Treasury rates for securities with maturities approximating the options' expected lives. Expected volatility has been estimated based on actual movements in our stock price over the most recent historical periods equivalent to the options' expected lives. Expected lives are principally based on our historical exercise experience with previously issued employee and board of directors option grants. The expected dividend yield is zero as we have never paid dividends and do not currently anticipate paying any in the foreseeable future. Stock-based compensation expense also includes an estimate, which is made at the time of grant, of the number of awards that are expected to be forfeited. This estimate is revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The assumptions used in computing the fair value of option awards reflect our best estimates but involve uncertainties related to market and other conditions, many of which are outside of our control. Changes in any of these assumptions may materially affect the fair value of stock options granted and the amount of stock-based compensation recognized in future periods.

In addition, we have granted performance-based stock option awards which vest based upon the optionee satisfying certain performance and service conditions as defined in the agreements. Potential compensation cost, measured on the grant date, related to these performance options will be recognized only if, and when, we estimate that these options will vest, which is based on whether we consider the options' performance conditions to be probable of attainment. Our estimates of the number of performance-based options that will vest will be revised, if necessary, in subsequent periods. Changes in these estimates may materially affect the amount of stock-based compensation that we recognize in future periods related to performance-based options.

Income Taxes

We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined on the basis of the difference between the tax basis of assets and liabilities and their respective financial reporting amounts (“temporary differences”) at enacted tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is established for deferred tax assets for which it is more likely than not that some portion or all of the deferred tax assets will not be realized. We periodically re-assess the need for a valuation allowance against our deferred tax assets based on various factors including our historical earnings experience by taxing jurisdiction, and forecasts of future operating results and utilization of net operating losses and tax credits prior to their expiration. Significant judgment is required in making this assessment and, to the extent that a reversal of any portion of our valuation allowance against our deferred tax assets is deemed appropriate, a tax benefit will be recognized against our income tax provision in the period of such reversal. Prior to 2012, we recorded a valuation allowance that fully offset our net deferred tax assets. In the fourth quarter of 2012, based on our evaluation of various factors, including our achievement of a cumulative three-year income position as of December 31, 2012, we released substantially all of our valuation allowance against our deferred tax assets and recorded a corresponding income tax benefit as described in "Results of Operations" below. We continue to maintain a valuation allowance against certain deferred tax assets.

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

Marketable Securities

We have invested our excess cash primarily in direct obligations of the U.S. government and its agencies, other debt securities guaranteed by the U.S. government, and money market funds that invest in U.S. government securities. We consider our marketable securities to be “available-for-sale,” as defined by authoritative guidance issued by the Financial Accounting Standards Board (FASB). These assets are carried at fair value and the unrealized gains and losses are included in accumulated other comprehensive income (loss). If the decline in the value of a marketable security in our investment portfolio is deemed to be other-than-temporary, we write down the security to its current fair value and recognize a loss that may be charged against income.

We review our portfolio of marketable securities, using both quantitative and qualitative factors, to determine if declines in fair value below cost are other-than-temporary. Such factors include the length of time and the extent to which market value has been less than cost, financial condition and near-term prospects of the issuer, recommendations of investment advisors, and forecasts of economic, market, or industry trends. With respect to debt securities, this review process also includes an evaluation of our intent to sell an individual debt security or our need to sell the debt security before its anticipated recovery or maturity. With respect to equity securities, this review process includes an evaluation of our ability and intent to hold the securities until their full value can be recovered. This review is subjective and requires a high degree of judgment. We recorded no charges for other-than-temporary impairment of our marketable securities during 2012 and 2011, and an inconsequential charge for other-than-temporary impairment of our marketable securities during 2010.

Inventory

Inventories are stated at the lower of cost or estimated realizable value. We determine the cost of inventory using the first-in, first-out, or FIFO, method. We capitalize inventory costs associated with our products prior to regulatory approval when, based on management's judgment, future commercialization is considered probable and the future economic benefit is expected to be realized; otherwise, such costs are expensed as research and development. We periodically analyze our inventory levels to identify inventory that may expire prior to expected sale or has a cost basis in excess of its estimated realizable value, and write-down such inventories as appropriate. In addition, our products are subject to strict quality control and monitoring which we perform throughout the manufacturing process. If certain batches or units of product no longer meet quality specifications or become obsolete due to expiration, we record a charge to cost of goods sold to write down such unmarketable inventory to its estimated realizable value. In 2012 and 2011, cost of goods sold included inventory write-downs and reserves totaling $17.0 million and $0.5 million, respectively. In 2010, there were no inventory write-downs or reserves included in cost of goods sold.

Results of Operations

Years Ended December 31, 2012 and 2011
Net Income (Loss)
We reported net income of $750.3 million, or $6.75 per diluted share, for the year ended December 31, 2012, compared to a net loss of $221.8 million, or $2.45 per share (basic and diluted), for 2011. Our net income in 2012 resulted primarily from net product sales of EYLEA, which we launched in November 2011, and an income tax benefit of $335.8 million, primarily attributable to the release of substantially all of the valuation allowance against our deferred tax assets. In 2012, we also earned a $50.0 million substantive milestone payment from Sanofi upon FDA approval of ZALTRAP and $25.0 million of substantive milestone payments from Bayer HealthCare upon receipt of marketing and pricing approvals in Japan for EYLEA for the treatment of wet AMD.
Revenues
Revenues in 2012 and 2011 consist of the following:

(In millions)	2012	2011
Net product sales	$858.1	$44.7
Collaboration revenue:
Sanofi	423.8	326.6
Bayer HealthCare	70.1	43.1
Total collaboration revenue	493.9	369.7
Technology licensing revenue	23.6	24.8
Contract research and other revenue	2.9	6.6
Total revenue	$1,378.5	$445.8

Net Product Sales
Net product sales consist of U.S. sales of EYLEA and ARCALYST. We record product sales net of allowances and accruals for prompt pay discounts, rebates and chargebacks under governmental programs (including Medicaid), product returns, and distribution-related fees. In November 2011, we received marketing approval from the FDA for EYLEA for the treatment of wet AMD, at which time product sales commenced. In addition, in September 2012, we received marketing approval from the FDA for EYLEA for the treatment of macular edema following CRVO. In 2012 and 2011, we recognized $837.9 million and $24.8 million, respectively, of EYLEA net product sales. In 2012 and 2011, we also recognized ARCALYST net product sales of $20.2 million and $19.9 million, respectively.

Sanofi Collaboration Revenue
The collaboration revenue we earned from Sanofi, as detailed below, consisted primarily of reimbursement for research and development expenses that we incurred, recognition of our share of losses in connection with Sanofi's commercialization of ZALTRAP, recognition of a substantive milestone payment, and recognition of revenue related to non-refundable up-front payments of $105.0 million related to the ZALTRAP collaboration and $85.0 million related to the antibody collaboration.

Sanofi Collaboration Revenue	Year ended December 31,
(In millions)	2012	2011
ZALTRAP:
Regeneron's share of losses in connection with commercialization of ZALTRAP	$(25.6)	$(9.3)
Substantive milestone payment	50.0
Reimbursement of Regeneron research and development and other expenses	12.7	16.9
Recognition of deferred revenue related to up-front payments	11.2	9.9
Total ZALTRAP	48.3	17.5
Antibody:
Reimbursement of Regeneron research and development expenses	365.3	299.3
Recognition of deferred revenue related to up-front and other payments	8.6	8.2
Recognition of revenue related to VelociGene agreement	1.6	1.6
Total antibody	375.5	309.1
Total Sanofi collaboration revenue	$423.8	$326.6

In August 2012, the FDA approved ZALTRAP for treatment, in combination with FOLFIRI, of patients with mCRC that is resistant to or has progressed following an oxaliplatin-containing regimen. Regeneron's share of the loss in connection with commercialization of ZALTRAP, as shown in the table below, represents our 50% share of ZALTRAP net product sales less cost of goods sold and shared commercialization and other expenses. Our share of the loss increased in 2012, compared to 2011, due to an increase in commercialization activities in preparation for potential regulatory approvals. Sanofi provides us with an estimate of our share of the profit or loss from commercialization of ZALTRAP for the most recent fiscal quarter. Sanofi's estimates of net products sales and related expenses for such quarter are reconciled to their actual net product sales and related expenses in the subsequent fiscal quarter, and our portion of the profit or loss is adjusted accordingly, as necessary.

Regeneron's share of losses in connection with commercialization of ZALTRAP	Year ended December 31,
(In millions)	2012	2011
Net product sales recorded by Sanofi	$31.7
Regeneron's share of collaboration losses	(25.6)	$(9.3)

In 2012, we earned a $50.0 million substantive milestone payment from Sanofi upon FDA approval of ZALTRAP. Sanofi's reimbursement of our ZALTRAP research and development and other expenses decreased in 2012 compared to 2011, primarily due to a decrease in research and development activities and lower costs related to manufacturing ZALTRAP prior to regulatory approval. Recognition of deferred revenue related to the up-front payments from Sanofi increased in 2012 from 2011 due to shortening the estimated performance period over which this deferred revenue is being recognized, effective in the second quarter of 2012. In connection with recognition of deferred revenue related to ZALTRAP, as of December 31, 2012, $11.5 million of the original $105.0 million of up-front payments was deferred and will be recognized as revenue in future periods.
In 2012, Sanofi's reimbursement of our antibody expenses consisted of $181.9 million under our discovery agreement and $183.4 million of development costs under our license agreement, compared to $161.9 million and $137.4 million, respectively, in 2011. The higher reimbursement amount under the discovery agreement in 2012 compared to 2011 was primarily due to an increase in our antibody discovery activities. The higher reimbursement of development costs in 2012 compared to 2011 was primarily due to increased development activities for REGN727.

As it relates to recognition of deferred revenue, in connection with the November 2009 amendment of the discovery agreement, Sanofi has funded $30 million of agreed-upon costs incurred by us to expand our manufacturing capacity at our Rensselaer, New York facilities. Revenue related to such funding from Sanofi was deferred and is being recognized as collaboration revenue prospectively over the related performance period in conjunction with the recognition of the original $85.0 million up-front payment. As of December 31, 2012, $69.2 million of these up-front and other payments was deferred and will be recognized as revenue in future periods.
Bayer HealthCare Collaboration Revenue
The collaboration revenue we earned from Bayer HealthCare, as detailed below, consisted primarily of cost-sharing of Regeneron EYLEA development expenses, recognition of substantive milestone payments, and recognition of revenue related to a non-refundable $75.0 million up-front payment received in October 2006, and a $20.0 million milestone payment received in August 2007 (which, for the purpose of revenue recognition, was not considered substantive).

Bayer HealthCare Collaboration Revenue	Year ended December 31,
(In millions)	2012	2011
Cost-sharing of Regeneron EYLEA development expenses	$37.2	$33.7
Substantive milestone payments	25.0
Regeneron's net profit in connection with commercialization of EYLEA outside the United States	—
Recognition of deferred revenue related to up-front and other milestone payments	7.9	9.4
Total Bayer HealthCare collaboration revenue	$70.1	$43.1

Cost-sharing of our global EYLEA development expenses with Bayer HealthCare increased slightly in 2012 compared to 2011. In 2012, we incurred higher costs in connection with regulatory and other development activities, partly offset by lower costs in connection with our Phase 3 VIEW 1 study in wet AMD, which has concluded. In 2012, we earned $15.0 million and $10.0 million substantive milestone payments from Bayer HealthCare upon receipt of marketing and pricing approval, respectively, in Japan for EYLEA for the treatment of wet AMD. Recognition of deferred revenue related to the up-front and August 2007 milestone payments from Bayer HealthCare decreased in 2012 from the same period in 2011 due to an extension in the estimated performance period over which this deferred revenue is being recognized, effective in the fourth quarter of 2011. As of December 31, 2012, $36.5 million of these up-front and August 2007 milestone payments was deferred and will be recognized as revenue in future periods.
In the fourth quarter of 2012, Bayer HealthCare launched EYLEA for the treatment of wet AMD in the United Kingdom, Germany, Switzerland, Australia, Japan, and certain other countries. Regeneron's net profit in connection with commercialization of EYLEA outside the United States is summarized below. Our share of the profit and the Japan royalties we earned from commercialization of EYLEA outside the United States were fully offset by our contractual obligation to reimburse Bayer HealthCare for a portion of the agreed-upon development expenses previously incurred by Bayer HealthCare. Bayer HealthCare provides us with an estimate of our share of the profit or loss from commercialization of EYLEA outside the United States for the most recent fiscal quarter. Bayer HealthCare's estimates of net products sales and related expenses for such quarter are reconciled to their actual net product sales and related expenses in the subsequent fiscal quarter, and our portion of the profit or loss is adjusted accordingly, as necessary.

Regeneron's Net Profit from EYLEA Sales Outside the United States	Year Ended
(In millions)	December 31, 2012
Net product sales outside the United States recorded by Bayer HealthCare	$19.0
Regeneron's share of collaboration profit from sales outside the United States	4.2
Reimbursement of EYLEA development expenses incurred by Bayer HealthCare in accordance with Regeneron's payment obligation	(4.2)
Regeneron's net profit in connection with commercialization of EYLEA outside the United States	$—
Technology Licensing Revenue
In connection with our VelocImmune license agreement with Astellas, the $20.0 million non-refundable payment received in the second quarter of 2010 was deferred upon receipt and recognized as revenue ratably over the ensuing year. In addition, in connection with the amendment and extension of our license agreement with Astellas, in August 2010, we received a $165.0 million up-front payment, which was deferred upon receipt and is being recognized as revenue ratably over a seven-year period beginning in June 2011. In connection with our VelocImmune license agreement with AstraZeneca, which terminated effective as of February 2011, the $20.0 million non-refundable payment received in the first quarter of 2010 was deferred upon receipt and recognized as revenue ratably through February 2011. In 2012 and 2011, we recognized $23.6 million and $24.8 million, respectively, of technology licensing revenue related to these agreements.
As of December 31, 2012, $128.1 million of the August 2010 technology licensing payment received from Astellas was deferred and will be recognized as revenue in future periods.
Contract Research and Other Revenue
Contract research and other revenue in 2011 included $3.6 million recognized in connection with our five-year grant from the NIH, which we were awarded in September 2006 as part of the NIH's Knockout Mouse Project. As of the end of 2011, no further revenue has been recognized by us in connection with this NIH Grant. In addition, under a June 2009 agreement with Novartis, we receive royalties on worldwide sales of Novartis' canakinumab. In 2012 and 2011, contract research and other revenue included $2.8 million and $2.3 million, respectively, of royalties from Novartis.
Expenses
Total operating expenses increased to $920.8 million in 2012 from $651.0 million in 2011. Our average headcount in 2012 increased to 1,827 from 1,568 in 2011, principally in connection with expanding our antibody research and development activities and commercialization activities, primarily for EYLEA in the United States.
Operating expenses in 2012 and 2011 included a total of $94.2 million and $56.1 million, respectively, of non-cash compensation expense related to employee stock option and restricted stock awards (Non-cash Compensation Expense). The increase in total Non-cash Compensation Expense in 2012 was primarily attributable to the higher fair market value of our Common Stock on the date of our annual employee option grants made in December 2011 and 2012 compared to recent prior years.

Research and Development Expenses
Research and development expenses increased to $625.6 million in 2012 from $529.5 million in 2011. The following table summarizes the major categories of our research and development expenses in 2012 and 2011:

Research and Development Expenses*	Year ended December 31,		Increase
(In millions)	2012	2011	(Decrease)
Payroll and benefits (1)	$212.1	$168.9	$43.2
Clinical trial expenses	92.3	67.6	24.7
Clinical manufacturing costs (2)	165.0	123.0	42.0
Research and other development costs	58.0	60.4	(2.4)
Occupancy and other operating costs	76.3	61.8	14.5
Cost-sharing of Bayer HealthCare EYLEA development expenses (3)	21.9	47.8	(25.9)
Total research and development expenses	$625.6	$529.5	$96.1

(1)	Includes Non-cash Compensation Expense of $48.4 million in 2012 and $29.3 million in 2011.

(2)
Represents the full cost of manufacturing drug for use in research, preclinical development, and clinical trials, including related payroll and benefits, Non-cash Compensation Expense, manufacturing materials and supplies, drug filling, packaging, and labeling costs, depreciation, and occupancy costs of our Rensselaer manufacturing facility. Includes Non-cash Compensation Expense of $5.4 million and $3.5 million in 2012 and 2011, respectively.

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

Payroll and benefits increased principally due to the increase in employee headcount and Non-cash Compensation Expense, as described above. Clinical trial expenses increased due primarily to higher costs for clinical studies of our antibody candidates, especially REGN727 and REGN668, and higher costs related to our Phase 3 studies of EYLEA in DME and macular edema following BRVO, partly offset by lower costs related to our Phase 3 VIEW 1 trial of EYLEA in wet AMD, which has concluded. Clinical manufacturing costs increased primarily due to higher costs related to manufacturing REGN727, certain other antibody candidates, and clinical supplies of EYLEA, partly offset by lower costs related to manufacturing clinical supplies of ARCALYST. Occupancy and other operating costs increased principally in connection with our higher headcount, expanded research and development activities, and higher information technology and facility-related costs. Cost-sharing of Bayer HealthCare's EYLEA development expenses decreased primarily due to lower costs in connection with Bayer HealthCare's wet AMD development activities, including the VIEW 2 trial, which has concluded.

We prepare estimates of research and development costs for projects in clinical development, which include direct costs and allocations of certain costs such as indirect labor, Non-cash Compensation Expense, and manufacturing and other costs related to activities that benefit multiple projects, and, under our collaboration with Bayer HealthCare, the portion of Bayer HealthCare's EYLEA development expenses that we are obligated to reimburse. Our estimates of research and development costs for clinical development programs are shown below:

Project Costs	Year ended December 31,		Increase
(In millions)	2012	2011	(Decrease)
EYLEA	$132.7	$147.6	$(14.9)
ARCALYST	38.2	43.2	(5.0)
ZALTRAP	13.7	17.1	(3.4)
REGN727	70.1	33.9	36.2
Sarilumab	27.7	27.3	0.4
REGN668	34.9	26.6	8.3
Other antibody candidates in clinical development	87.5	48.1	39.4
Other research programs and unallocated costs	220.8	185.7	35.1
Total research and development expenses	$625.6	$529.5	$96.1

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
For these reasons and due to the variability in the costs necessary to develop a pharmaceutical product and the uncertainties related to future indications to be studied, the estimated cost and scope of the projects, and our ultimate ability to obtain governmental approval for commercialization, accurate and meaningful estimates of the total cost to bring our product candidates to market are not available. Similarly, we are currently unable to reasonably estimate if our product candidates or additional indications for our marketed products in clinical development will generate material product revenues and net cash inflows.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased to $210.8 million in 2012 from $117.3 million in 2011 due to higher selling expenses in connection with commercialization of EYLEA, higher headcount, and higher Non-cash Compensation Expense principally for the reason described above. Selling, general, and administrative expenses included $39.3 million and $23.3 million of Non-cash Compensation Expense in 2012 and 2011, respectively.

Cost of Goods Sold
Cost of goods sold increased to $84.5 million in 2012 from $4.2 million in 2011 due primarily to our launch of EYLEA in November 2011. Cost of goods sold primarily consisted of royalties, as well as costs in connection with producing EYLEA and ARCALYST commercial supplies. In addition, in 2012 and 2011, cost of goods sold included inventory write-downs and reserves totaling $17.0 million and $0.5 million, respectively. We record a charge to cost of goods sold to write down our inventory to its estimated realizable value if certain batches or units of product do not meet quality specifications or are expected to expire prior to sale.
Other Income and Expense
Investment income decreased to $2.0 million in 2012 from $3.5 million in 2011 due primarily to lower yields on cash and marketable securities.
Interest expense increased to $45.3 million in 2012 from $21.3 million in 2011. In October 2011, we issued $400.0 million aggregate principal amount of 1.875% convertible senior notes. Total interest expense in 2012 and 2011 associated with these notes, including amortization of the note discount and debt issuance costs, was $29.1 million and $5.4 million, respectively.
Income Taxes
In the fourth quarter of 2012, we recorded a $335.8 million income tax benefit, primarily attributable to the release of substantially all of the valuation allowance against our deferred tax assets. The decision to release this valuation allowance was made after we determined that it was more likely than not that these deferred tax assets would be realized, and was based on the evaluation and weighting of positive and negative evidence, including our achievement of a cumulative three-year income position in the fourth quarter of 2012. In addition, we considered forecasts of future operating results and utilization of net operating losses and tax credits prior to their expiration. Due to our release of this valuation allowance in 2012, starting in 2013 we will record income taxes on our pre-tax income we recognize using an estimated effective tax rate, which is expected to approximate statutory tax rates.

In 2011, we recorded a $1.1 million income tax benefit, which consisted primarily of $0.7 million related to tax legislation that allowed us to claim a refund for a portion of our unused pre-2006 research tax credits.

Years Ended December 31, 2011 and 2010

Net Loss

We reported a net loss of $221.8 million, or $2.45 per share (basic and diluted), for the year ended December 31, 2011, compared to a net loss of $104.5 million, or $1.26 per share (basic and diluted) for 2010. The increase in our net loss in 2011 was principally due to higher selling, general, and administrative expenses, partly in connection with commercializing EYLEA for wet AMD, and higher research and development expenses.

Revenues

Revenues in 2011 and 2010 consist of the following:

(In millions)	2011	2010
Net product sales	$44.7	$25.3
Collaboration revenue:
Sanofi	326.6	311.3
Bayer HealthCare	43.1	75.4
Total collaboration revenue	369.7	386.7
Technology licensing revenue	24.8	40.2
Contract research and other revenue	6.6	6.9
Total revenue	$445.8	$459.1

Net Product Sales

Product sales consist of U.S. sales of our two marketed products, EYLEA and ARCALYST. We record product sales net of allowances and accruals for prompt pay discounts, rebates and chargebacks under governmental programs (including Medicaid), product returns, and distribution-related fees.

In November 2011, we received marketing approval from the FDA for EYLEA for the treatment of wet AMD, at which time product sales commenced. For the year ended December 31, 2011, we recognized as revenue $24.8 million of EYLEA net product sales.

In 2011 and 2010, we recognized as revenue $19.9 million and $25.3 million, respectively, of ARCALYST net product sales. ARCALYST for the treatment of CAPS was our first commercialized drug product. ARCALYST net product sales in 2010 included $20.5 million of ARCALYST net product sales made in 2010 and $4.8 million of previously deferred net product sales. We had limited historical returns experience for ARCALYST beginning with initial sales in 2008 through the end of 2009; therefore, ARCALYST net product sales were deferred until the right of return no longer existed and rebates could be reasonably estimated. Effective in the first quarter of 2010, we determined that we had accumulated sufficient historical data to reasonably estimate both product returns and rebates of ARCALYST, and, as a result, $4.8 million of previously deferred ARCALYST net product sales were recognized as revenue in the first quarter of 2010. The effect of recognizing the previously deferred ARCALYST net product sales revenue was to lower our net loss per share by $0.06 in 2010.

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

Sanofi Collaboration Revenue	Year ended December 31,
(In millions)	2011	2010
ZALTRAP:
Reimbursement of Regeneron research and development expenses	$16.9	$16.5
Recognition of deferred revenue related to up-front payments	9.9	9.9
Regeneron's share of ZALTRAP commercialization expenses	(9.3)
Total ZALTRAP	17.5	26.4
Antibody:
Reimbursement of Regeneron research and development expenses	299.3	276.0
Recognition of deferred revenue related to up-front and other payments	8.2	7.3
Recognition of revenue related to VelociGene agreement	1.6	1.6
Total antibody	309.1	284.9
Total Sanofi collaboration revenue	$326.6	$311.3

Sanofi's reimbursement of our ZALTRAP expenses increased slightly in 2011 compared to 2010, primarily due to higher costs related to manufacturing ZALTRAP supplies, offset by a decrease in other research and development activities. Effective in 2011, we and Sanofi began equally sharing pre-launch commercialization expenses related to ZALTRAP in accordance with the companies' collaboration agreement. Our share of these expenses was $9.3 million in 2011, which reduced our Sanofi collaboration revenue.

In 2011, Sanofi's reimbursement of our antibody expenses consisted of $161.9 million under the discovery agreement and $137.4 million of development costs under the license agreement, compared to $137.7 million and $138.3 million, respectively, in 2010. The higher reimbursement amount under the discovery agreement in 2011 compared to 2010 was primarily due to an increase in our antibody discovery activities. The slightly lower reimbursement of development costs in 2011 compared to 2010 was primarily due to a decrease in development activities related to REGN475, which is currently on clinical hold, offset generally by increases in development activities for other antibody candidates.

Recognition of deferred revenue related to Sanofi's $85.0 million up-front payment and other payments increased in 2011 compared to 2010. In connection with the November 2009 amendment of the discovery agreement, Sanofi committed to fund up to $30.0 million of agreed-upon costs incurred by us to expand our manufacturing capacity at our Rensselaer, New York facilities, of which $28.2 million was received or receivable as of December 31, 2011. Revenue related to such funding from Sanofi is deferred and recognized as collaboration revenue prospectively over the related performance period in conjunction with the recognition of the original $85.0 million up-front payment.

In August 2008, we entered into a separate VelociGene agreement with Sanofi. In 2011 and 2010, we recognized $1.6 million in revenue related to this agreement.

Bayer HealthCare Collaboration Revenue

The collaboration revenue we earned from Bayer HealthCare, as detailed below, consisted of cost sharing of Regeneron EYLEA development expenses, substantive performance milestone payments, and recognition of revenue related to a non-refundable $75.0 million up-front payment received in October 2006 and a $20.0 million milestone payment received in August 2007 (which, for the purpose of revenue recognition, was not considered substantive).

Bayer HealthCare Collaboration Revenue	Year ended December 31,
(In millions)	2011	2010
Cost-sharing of Regeneron EYLEA development expenses	$33.7	$45.5
Substantive milestone payment		20.0
Recognition of deferred revenue related to up-front and other milestone payments	9.4	9.9
Total Bayer HealthCare collaboration revenue	$43.1	$75.4

Cost-sharing of our global EYLEA development expenses with Bayer HealthCare decreased in 2011 compared to 2010 due primarily to lower clinical development costs in connection with our Phase 3 VIEW 1 trial in wet AMD and our Phase 2 trial in DME. In the fourth quarter of 2010, we earned two $10.0 million substantive milestone payments from Bayer HealthCare for achieving positive 52-week results in the VIEW 1 study and positive 6-month results in the COPERNICUS study. Recognition of deferred revenue related to the up-front and August 2007 milestone payments from Bayer HealthCare decreased in 2011 from 2010 due to an extension of the estimated performance period over which this deferred revenue is being recognized, effective in the fourth quarter of 2011.

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

Contract Research and Other Revenue

Contract research and other revenue in 2011 and 2010 included $3.6 million and $4.6 million, respectively, recognized in connection with our five-year grant from the NIH, which we were awarded in September 2006 as part of the NIH's Knockout Mouse Project. In addition, under a June 2009 agreement with Novartis, we receive royalties on worldwide sales of Novartis' canakinumab. In 2011 and 2010, contract research and other revenue included $2.3 million and $0.7 million, respectively, of royalties from Novartis.

Expenses

Total operating expenses increased to $651.0 million in 2011 from $556.5 million in 2010. Our average headcount in 2011 increased to 1,568 from 1,249 in 2010 principally as a result of our expanding research and development activities, which were primarily attributable to our antibody collaboration with Sanofi, and 2011 activities in connection with commercializing EYLEA in wet AMD.

Operating expenses in 2011 and 2010 included a total of $56.1 million and $39.9 million, respectively, of Non-cash Compensation Expense. The increase in total Non-cash Compensation Expense in 2011 was primarily attributable to (i) the recognition of higher expense in 2011 in connection with performance-based stock options that we estimate will vest, (ii) the higher fair market value of our Common Stock on the date of our annual employee option grants made in December 2010 compared to recent prior years, and (iii) the recognition of higher expense related to grants of restricted stock in December 2010.

Research and Development Expenses

Research and development expenses increased to $529.5 million in 2011 from $489.2 million in 2010. The following table summarizes the major categories of our research and development expenses in 2011 and 2010:

Research and Development Expenses*	Year ended December 31,		Increase
(In millions)	2011	2010	(Decrease)
Payroll and benefits (1)	$168.9	$131.7	$37.2
Clinical trial expenses	67.6	86.4	(18.8)
Clinical manufacturing costs (2)	123.0	116.1	6.9
Research and other development costs	60.4	53.8	6.6
Occupancy and other operating costs	61.8	52.3	9.5
Cost-sharing of Bayer HealthCare EYLEA development expenses (3)	47.8	48.9	(1.1)
Total research and development expenses	$529.5	$489.2	$40.3

____________________

* Certain prior year amounts have been reclassified to conform to the current year’s presentation.

(1)	Includes Non-cash Compensation Expense of $29.3 million in 2011 and $19.3 million in 2010.

(2)
Represents the full cost of manufacturing drug for use in research, preclinical development, and clinical trials, including related payroll and benefits, Non-cash Compensation Expense, manufacturing materials and supplies, drug filling, packaging, and labeling costs, depreciation, and occupancy costs of our Rensselaer manufacturing facility. Includes Non-cash Compensation Expense of $3.5 million in 2011 and $3.0 million in 2010.

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

Payroll and benefits increased principally due to increases in employee headcount and Non-cash Compensation Expense for the reasons described above. Clinical trial expenses decreased due primarily to lower costs related to our Phase 3 clinical development program for ARCALYST for the prevention of gout flares in patients initiated uric acid-lowering therapy, our VIEW 1 trial for EYLEA in wet AMD, our Phase 2 trial for EYLEA in DME, and our clinical development program for REGN475, which is currently on clinical hold, partly offset by higher costs related to our Phase 3 VISTA-DME study for EYLEA. Clinical manufacturing costs increased primarily due to higher costs related to manufacturing supplies of EYLEA, ZALTRAP, and antibody candidates, partly offset by lower costs related to manufacturing clinical supplies of ARCALYST. Research and other development costs increased primarily due to higher costs associated with our antibody programs and regulatory submissions for marketing approvals for EYLEA in wet AMD and CRVO, and ARCALYST for the prevention of gout flares in patients initiated uric acid-lowering therapy. Occupancy and other operating costs increased principally in connection with our higher headcount, expanded research and development activities, and new and expanded leased facilities in Tarrytown, New York. Cost-sharing of Bayer HealthCare's EYLEA development expenses decreased primarily due to lower costs related to Bayer HealthCare's VIEW 2 trial in wet AMD, partly offset by higher costs in connection with Bayer HealthCare's Phase 3 VIVID-DME trial.

We prepare estimates of research and development costs for projects in clinical development, which include direct costs and allocations of certain costs such as indirect labor, Non-cash Compensation Expense, and manufacturing and other costs related to activities that benefit multiple projects, and, under our collaboration with Bayer HealthCare, the portion of Bayer HealthCare's EYLEA development expenses that we are obligated to reimburse. Our estimates of research and development costs for clinical development programs are shown below:

Project Costs	Year ended December 31,		Increase
(In millions)	2011	2010	(Decrease)
ARCALYST	$43.2	$56.8	$(13.6)
EYLEA	147.6	138.5	9.1
ZALTRAP	17.1	13.5	3.6
Sarilumab	27.3	25.0	2.3
REGN727	33.9	36.0	(2.1)
Other antibody candidates in clinical development	74.7	65.5	9.2
Other research programs and unallocated costs	185.7	153.9	31.8
Total research and development expenses	$529.5	$489.2	$40.3

For the reasons described above under “Research and Development Expenses” for the years ended December 31, 2012 and 2011, and due to the variability in the costs necessary to develop a pharmaceutical product and the uncertainties related to future indications to be studied, the estimated cost and scope of the projects, and our ultimate ability to obtain governmental approval for commercialization, accurate and meaningful estimates of the total cost to bring our product candidates to market are not available. Similarly, we are currently unable to reasonably estimate if our product candidates or additional indications for our marketed products in clinical development will generate material product revenues and net cash inflows.
Selling, General, and Administrative Expenses

Selling, general, and administrative expenses increased to $117.3 million in 2011 from $65.2 million in 2010 due primarily to increases in compensation expense and recruitment costs, principally in connection with higher headcount in 2011, higher commercialization costs primarily in connection with EYLEA for wet AMD, an increase in Non-cash Compensation Expense for the reasons described above, and higher legal expenses in connection with patent-related litigation with Genentech. Selling, general, and administrative expenses included $23.3 million and $17.6 million of Non-cash compensation expense in 2011 and 2010, respectively.

Cost of Goods Sold

Cost of goods sold increased to $4.2 million in 2011 from $2.1 million in 2010, due primarily to our launch of EYLEA for the treatment of wet AMD in November 2011. Cost of goods sold in 2011 and 2010 primarily consisted of royalties and the costs of producing EYLEA and ARCALYST commercial supplies.

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

Income Tax Expense (Benefit)

In 2011, we recorded a $1.1 million income tax benefit, which consisted primarily of $0.7 million related to tax legislation that allowed us to claim a refund for a portion of our unused pre-2006 research tax credits.

Liquidity and Capital Resources
In 2012, we became profitable and began to generate cash from our product sales of EYLEA. From our inception in 1988, we have financed our operations primarily through offerings of our equity securities, private placements of convertible debt, purchases of our equity securities by our collaborators, including Sanofi, revenue earned under our past and present research and development agreements, including our agreements with Sanofi and Bayer HealthCare, EYLEA and ARCALYST product revenue, our technology licensing agreements, our past contract manufacturing agreements, and investment income.
Sources and Uses of Cash for the Years Ended December 31, 2012, 2011, and 2010
At December 31, 2012, we had $587.5 million in cash, cash equivalents, and marketable securities (including $8.2 million of restricted cash and marketable securities) compared with $810.6 million (including $7.7 million of restricted cash and marketable securities) at December 31, 2011 and $626.9 million (including $7.5 million of restricted cash and marketable securities) at December 31, 2010. In connection with our product launch of EYLEA in November 2011, we have offered extended payment terms to our EYLEA customers. As a result, due to the growth of our EYLEA product sales over the past year, our net trade accounts receivable (none of which are past due) have increased to $593.2 million at December 31, 2012 from $28.3 million at December 31, 2011. During 2012, we collected $326.6 million of EYLEA trade receivables, and we expect such collections to increase next year. As described above, in 2012, we earned and received a $50.0 million milestone payment from Sanofi, and $25.0 million of milestone payments from Bayer HealthCare. We also made a $60.0 million lump-sum payment in the third quarter of 2012, under our Non-Exclusive License and Partial Settlement Agreement with Genentech, when cumulative U.S. sales of EYLEA reached $400.0 million.
In October 2011, we completed a private placement of $400.0 million aggregate principal amount of 1.875% convertible senior notes and received net proceeds of $391.1 million after deducting the initial purchaser's discount and issuance costs. In connection with the offering of the convertible senior notes, we entered into convertible note hedge and warrant transactions, which had a net cost to us of $23.7 million.
In October 2010, we completed an underwritten public offering of 6,325,000 shares of Common Stock and received net proceeds of $174.8 million. In connection with the July 2010 amendment and extension of our non-exclusive license agreement with Astellas, we received a $165.0 million up-front payment from Astellas in August 2010.
Cash (Used in) Provided by Operations

Net cash used in operations was $74.6 million in 2012. Our net income of $750.3 million in 2012 included (i) a non-cash tax benefit of $340.2 million resulting from the release of substantially all of the valuation allowance against our deferred tax assets, as previously described above, (ii) Non-cash Compensation Expense of $94.2 million, (iii) depreciation and amortization of $36.9 million, (iv) non-cash interest expense of $22.9 million, including $21.6 million resulting from the amortization of the discount and debt issuance costs in connection with our convertible senior notes, which were issued in October 2011, and (v) other non-cash charges, including inventory write-downs and reserves totaling $17.0 million.
At December 31, 2012, Sanofi and trade accounts receivable increased by $590.1 million, compared to end-of-year 2011, primarily due to higher trade accounts receivable in connection with EYLEA product sales, as described above. Prepaid expenses and other current assets increased by $52.6 million, compared to end-of-year 2011, primarily due to an increase in capitalized inventory costs, principally in connection with EYLEA commercial supplies, and an increase in prepaid royalties resulting from the $60.0 million payment we made in the third quarter of 2012, as described above. Our deferred revenue at December 31, 2012 decreased by $41.1 million, compared to end-of-year 2011, primarily due to amortization of a previously received and deferred $165.0 million payment under our license agreement with Astellas and amortization of previously deferred payments under our Sanofi and Bayer HealthCare collaborations. Accounts payable, accrued expenses, and other liabilities increased by $11.0 million at December 31, 2012, compared to end-of-year 2011, primarily due to higher sales-related deductions in connection with EYLEA and higher expenditures in connection with our expanding commercial and research and development activities, partly offset by lower payroll-related liabilities due to payment of our year-end 2012 employee cash bonuses in 2012, whereas year-end 2011 employee cash bonuses were accrued in 2011 and paid in January 2012.
Net cash used in operations was $141.7 million in 2011. Our net loss of $221.8 million in 2011 included Non-cash Compensation Expense of $56.1 million and depreciation and amortization of $31.1 million. At December 31, 2011, Sanofi and trade accounts receivable increased by $21.1 million, compared to end-of-year 2010, primarily due to EYLEA product sales, which commenced in November 2011. Due to the payment terms granted to our customers, our EYLEA product sales in 2011, generally, had not yet been collected as of December 31, 2011. Our deferred revenue at December 31, 2011 decreased by $40.3 million, compared to end-of-year 2010, primarily due to amortization of a previously received and deferred $165.0 million payment under our license agreement with Astellas and amortization of previously deferred payments under our Sanofi and Bayer HealthCare collaborations. Accounts payable, accrued expenses, and other liabilities increased $50.0 million at December 31, 2011, compared to end-of-year 2010, primarily in connection with (i) higher payroll-related liabilities, due in part to funding payment of our year-end 2010 employee cash bonuses in 2010 whereas year-end 2011 employee cash bonuses were accrued in 2011 and funded in 2012 and (ii) our expanded levels of activities and expenditures, partly in connection with EYLEA commercialization activities.

Net cash provided by operations was $99.2 million in 2010. Our net loss of $104.5 million in 2010 included Non-cash Compensation Expense of $39.9 million and depreciation and amortization of $19.7 million. At December 31, 2010, Sanofi and trade accounts receivable increased by $17.5 million, compared to end-of-year 2009, primarily due to a higher receivable balance related to our antibody collaboration with Sanofi. Our deferred revenue at December 31, 2010 increased by $158.2 million, compared to end-of-year 2009, primarily due to (i) the receipt of the $165.0 million up-front payment from Astellas, as described above, which was deferred, and (ii) Sanofi's funding of $22.9 million of agreed-upon costs incurred by us during 2010 to expand our manufacturing capacity at our Rensselaer facilities, which was deferred and is being recognized as collaboration revenue prospectively over the related performance period in conjunction with the original $85.0 million up-front payment received from Sanofi. These increases were partly offset by amortization of previously received deferred payments under our Sanofi and Bayer HealthCare collaborations.

Cash (Used in) Provided by Investing Activities
Net cash used in investing activities was $81.1 million in 2012, compared with net cash provided by investing activities of $128.5 million in 2011 and net cash used in investing activities of $437.0 million in 2010. In 2012 and 2010, purchases of marketable securities exceeded sales or maturities by $31.2 million and $331.4 million, respectively. In 2011, sales or maturities of marketable securities exceeded purchases by $186.0 million. Capital expenditures of $49.3 million, $57.2 million, and $99.7 million in 2012, 2011, and 2010, respectively, included costs in connection with expanding our Rensselaer, New York manufacturing facilities and tenant improvement and associated costs related to our leased facilities in Tarrytown, New York.
Cash (Used in) Provided by Financing Activities
Net cash used in financing activities was $97.6 million in 2012, compared with net cash provided by financing activities of $384.2 million in 2011 and $243.3 million in 2010. There was an increase in exercises of employee stock options in 2012 compared to prior years. As a result, proceeds from issuances of Common Stock were $63.5 million in 2012 compared to $43.6 million in 2011 and $25.8 million in 2010. In addition, payments for employee tax obligations in connection with stock option exercises and vesting of restricted Common Stock were $163.3 million in 2012 as compared to $25.1 million in 2011 and $3.8 million in 2010.
As described above, in October 2011, we completed a private placement of convertible senior notes and entered into convertible note hedge and warrant transactions, and in October 2010, we completed an offering of our Common Stock. Additionally, in 2010, we received $47.5 million of tenant improvement reimbursements from our landlord in connection with our Tarrytown facilities, which we are deemed to own in accordance with FASB authoritative guidance.

Fair Value of Marketable Securities
At December 31, 2012 and 2011, we held marketable securities whose aggregate fair value totaled $354.9 million and $325.2 million, respectively. The composition of our portfolio of marketable securities on these dates was as follows:

	December 31, 2012		December 31, 2011
Investment type	Fair Value	Percent	Fair Value	Percent
Unrestricted
U.S. government and government agency obligations	$328.1	92%	$284.9	87%
U.S. government guaranteed corporate bonds			15.3	5%
Municipal bonds	17.5	5%	15.3	5%
Equity securities	3.4	1%	3.0	1%
U.S. government guaranteed collateralized mortgage obligations			0.6
Mortgage-backed securities			0.1
Total unrestricted marketable securities	349.0	98%	319.2	98%
Restricted
U.S. government obligations	5.9	2%	6.0	2%
Total marketable securities	$354.9	100%	$325.2	100%

In addition, at December 31, 2012 and December 31, 2011, we had $232.6 million and $485.4 million, respectively, of cash, cash equivalents, and restricted cash, primarily held in money market funds that invest in U.S. government securities.
Our methods for valuing our marketable securities are described in Note 7 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

Collaborations with Sanofi

ZALTRAP (aflibercept)

In September 2003, we entered into a collaboration agreement with Aventis Pharmaceuticals Inc. (predecessor to Sanofi U.S.) to collaborate on the development and commercialization of ZALTRAP in all countries other than Japan, where we retained the exclusive right to develop and commercialize ZALTRAP. Sanofi made a non-refundable up-front payment of $80.0 million and purchased 2,799,552 newly issued unregistered shares of our Common Stock for $45.0 million. In January 2005, we and Sanofi amended the collaboration agreement to exclude, from the scope of the collaboration, the development and commercialization of ZALTRAP for intraocular delivery to the eye. In connection with this amendment, Sanofi made a $25.0 million non-refundable payment to us. In December 2005, we and Sanofi amended our collaboration agreement to expand the territory in which the companies are collaborating on the development of ZALTRAP to include Japan. In connection with this amendment, Sanofi agreed to make a $25.0 million non-refundable up-front payment to us, which was received in January 2006.

In August 2012, the FDA approved ZALTRAP Injection for Intravenous Infusion, in combination with FOLFIRI, for patients with mCRC that is resistant to or has progressed following an oxaliplatin-containing regimen, and Sanofi commenced ZALTRAP sales in the United States. We received, and recorded as revenue in 2012, a $50.0 million substantive milestone payment from Sanofi upon FDA approval of ZALTRAP. We currently manufacture clinical and commercial supplies of ZALTRAP. In the future, Sanofi is expected to be responsible for manufacturing commercial supplies of ZALTRAP.

Under the collaboration agreement, as amended, we and Sanofi share co-promotion rights and profits and losses on sales of ZALTRAP outside of Japan for disease indications included in our collaboration. In Japan, we are entitled to a royalty of approximately 35% on annual sales of ZALTRAP, subject to certain potential adjustments.

Under the collaboration agreement, as amended, agreed-upon worldwide ZALTRAP development expenses incurred by both companies during the term of the agreement, including costs associated with the manufacture of clinical drug supplies, are funded by Sanofi. If the collaboration becomes profitable, we will be obligated to reimburse Sanofi for 50% of these development expenses in accordance with a formula based on the amount of development expenses and our share of the collaboration profits and Japan royalties, or at a faster rate at our option. In addition, if the collaboration becomes profitable, we will be obligated to reimburse Sanofi for 50% of the $25.0 million payment received in connection with the January 2005 amendment to our collaboration agreement. As a result, we expect that, initially, our share of any ZALTRAP profits (including royalties on sales of ZALTRAP in Japan) will be used to reimburse Sanofi for this repayment obligation. In particular, our contingent reimbursement obligation to Sanofi for ZALTRAP was approximately $415 million as of December 31, 2012.

Sanofi funded $12.7 million, $16.9 million, and $16.5 million, respectively, of our ZALTRAP development and other costs in 2012, 2011, and 2010. Our share of the loss from commercialization of ZALTRAP, representing our 50% share of ZALTRAP net product sales less cost of goods sold and shared commercialization and other expenses, was $25.6 million in 2012 and $9.3 million in 2011, respectively. At December 31, 2012 and 2011, there was a net payable of $2.7 million and $3.7 million to Sanofi in connection with the companies' ZALTRAP collaboration. In addition, the up-front payments from Sanofi of $80.0 million in September 2003 and $25.0 million in January 2006 were recorded to deferred revenue and are being recognized as contract research and development revenue over the period during which we expect to perform services. In 2012, 2011, and 2010, we recognized $11.2 million, $9.9 million and $9.9 million per year of revenue, respectively, related to these up-front payments.

Sanofi has the right to terminate the agreement without cause with at least twelve months advance notice. Upon termination of the agreement for any reason, any remaining obligation to reimburse Sanofi for 50% of ZALTRAP development expenses will terminate and we will retain all rights to ZALTRAP.

Antibodies

In November 2007, we and Sanofi entered into a global, strategic collaboration to discover, develop, and commercialize fully human monoclonal antibodies. The collaboration is governed by a Discovery and Preclinical Development Agreement and a License and Collaboration Agreement. In connection with the execution of the discovery agreement in 2007, we received a non-refundable up-front payment of $85.0 million from Sanofi. Pursuant to the collaboration, Sanofi is funding our research to identify and validate potential drug discovery targets and develop fully human monoclonal antibodies against these targets. In November 2009, we and Sanofi amended these collaboration agreements to expand and extend our antibody collaboration. Under the amended discovery agreement, Sanofi agreed to fund up to $160 million per year of our antibody discovery activities in 2010 through 2017, subject to a one-time option for Sanofi to adjust the maximum reimbursement amount down to $120 million per year commencing in 2014 if over the prior two years certain specified criteria were not satisfied. In 2010, as we scaled up our capacity to conduct antibody discovery activities, Sanofi funded $137.7 million of our preclinical research under the amended discovery agreement. The balance between that amount and $160 million, or $22.3 million, was added to the funding otherwise available to us in 2011-2012 under the amended discovery agreement. The amended discovery agreement will expire on December 31, 2017; however, Sanofi has an option to extend the agreement for up to an additional three years for further antibody development and preclinical activities.

For each drug candidate identified through discovery research under the discovery agreement, Sanofi has the option to license rights to the candidate under the license agreement. If it elects to do so, Sanofi will co-develop the drug candidate with us through product approval. Under certain defined circumstances, upon exercising its option to license rights to particular candidates, Sanofi must make a $10 million substantive milestone payment to us. Under the license agreement, agreed upon worldwide development expenses incurred by both companies during the term of the agreement are funded by Sanofi, except that following receipt of the first positive Phase 3 trial results for a co-developed drug candidate, subsequent Phase 3 trial-related costs for that drug candidate (called Shared Phase 3 Trial Costs) are shared 80% by Sanofi and 20% by us. If the collaboration becomes profitable, we will be obligated to reimburse Sanofi for 50% of development expenses that were fully funded by Sanofi and 30% of Shared Phase 3 Trial Costs, in accordance with a defined formula based on the amounts of these expenses and our share of the collaboration profits from commercialization of collaboration products. However, we are not required to apply more than 10% of our share of the profits from collaboration products in any calendar quarter towards reimbursing Sanofi for these development costs. In particular, our contingent reimbursement obligation to Sanofi in connection with the companies' antibody collaboration was approximately $510 million as of December 31, 2012. If Sanofi does not exercise its option to license rights to a particular drug candidate under the license agreement, we retain the exclusive right to develop and commercialize such drug candidate, and Sanofi will receive a royalty on sales, if any.

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

We are obligated to use commercially reasonable efforts to supply clinical requirements of each drug candidate under the collaboration until commercial supplies of that drug candidate are being manufactured. In connection with the November 2009 amendment of the collaboration's discovery agreement, Sanofi funded $30 million of agreed-upon costs incurred by us to expand our manufacturing capacity at our Rensselaer, New York facilities.

In 2012, 2011, and 2010, Sanofi funded $181.9 million, $161.9 million, and $137.7 million, respectively, of our expenses under the collaboration's discovery agreement and $183.4 million, $137.4 million, and $138.3 million, respectively, of our development costs under the license agreement. Of these amounts, $100.6 million, $75.6 million, and $73.4 million were included in accounts receivable as of December 31, 2012, 2011, and 2010, respectively. The $85.0 million up-front payment received from Sanofi in December 2007 was recorded to deferred revenue and is being recognized as collaboration revenue over the period during which we expect to perform services. In addition, reimbursements by Sanofi of our costs to expand our manufacturing capacity were recorded to deferred revenue and are being recognized prospectively as collaboration revenue over the same period applicable to recognition of the $85.0 million up-front payment. In 2012, 2011, and 2010, we recognized $8.6 million, $8.2 million, and $7.3 million of revenue, respectively, related to these deferred payments.

In connection with the antibody collaboration, in August 2008, we entered into a separate agreement with Sanofi, which extended through December 2012, to use our proprietary VelociGene technology platform to supply Sanofi with genetically modified mammalian models of gene function and disease. The agreement provided for minimum annual order quantities for the term of the agreement, for which we expect to receive payments totaling $21.5 million.

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

In December 2007, we sold Sanofi 12 million newly issued, unregistered shares of Common Stock at an aggregate cash price of $312.0 million, or $26.00 per share of Common Stock. As a condition to the closing of this transaction, Sanofi entered into an investor agreement with us. This agreement, which was amended in November 2009, contains certain demand rights, “stand-still provisions”, and other restrictions, which are more fully described in Note 14 to our Consolidated Financial Statements. In addition, in October 2010, Sanofi purchased 1,017,401 shares of Common Stock in our underwritten public offering.

Collaboration with Bayer HealthCare

In October 2006, we entered into a license and collaboration agreement with Bayer HealthCare to globally develop, and commercialize outside the United States, EYLEA. Under the terms of the agreement, Bayer HealthCare made a non-refundable up-front payment to us of $75.0 million. In August 2007, we received a $20.0 million milestone payment (which, for the purpose of revenue recognition, was not considered substantive) from Bayer HealthCare following dosing of the first patient in the VIEW 1 study of EYLEA in wet AMD. In 2009, we received a $20.0 million substantive performance milestone payment from Bayer HealthCare following dosing of the first patient in the COPERNICUS study of EYLEA in CRVO. In both December 2010 and January 2011, we received a $10.0 million substantive milestone payment (for a total of $20.0 million) from Bayer HealthCare for achieving positive 52-week results in the VIEW 1 study and positive 6-month results in the COPERNICUS study, respectively. In 2012, we received $15.0 million and $10.0 million milestone payments from Bayer HealthCare upon receipt of marketing and pricing approval, respectively, in Japan for EYLEA for the treatment of wet AMD, and we are eligible to receive up to $25 million in future substantive milestone payments related to marketing approvals of EYLEA in additional indications in major market countries outside the United States. We are also eligible to receive up to $135 million in sales milestone payments if total annual sales of EYLEA outside the United States achieve certain specified levels starting at $200 million.

In the fourth quarter of 2012, Bayer HealthCare launched EYLEA for the treatment of wet AMD in the United Kingdom, Germany, Switzerland, Australia, Japan, and certain other countries. Bayer HealthCare has additional regulatory applications for EYLEA for the treatment of wet AMD pending in other countries. In addition, Bayer HealthCare submitted applications for marketing authorization for EYLEA in Europe in December 2012 and in Japan in January 2013 for the treatment of macular edema following CRVO. Bayer HealthCare will market EYLEA outside the United States, where, for countries other than Japan, the companies will share equally in profits and losses from sales of EYLEA. We are entitled to receive a tiered royalty of between 33.5% and 40.0% of EYLEA annual net sales in Japan. We are obligated to reimburse Bayer HealthCare out of our share of the collaboration profits (including royalties on sales of EYLEA in Japan) for 50% of the agreed-upon development expenses that Bayer HealthCare has incurred in accordance with a formula based on the amount of development expenses that Bayer HealthCare has incurred and our share of the collaboration profits, or at a faster rate at our option. As a result, we expect that, initially, our share of any EYLEA profits outside the United States will be used to reimburse Bayer HealthCare for this repayment obligation. In particular, our contingent reimbursement obligation to Bayer HealthCare for EYLEA was approximately $273 million at December 31, 2012. Within the United States, we are responsible for commercialization of EYLEA and retain exclusive rights to all future profits from such commercialization in the United States. We and Bayer HealthCare continue to evaluate EYLEA in Phase 3 programs in patients with DME, macular edema following BRVO, and mCNV of the retina as a result of pathologic myopia.

We are obligated to use commercially reasonable efforts to supply clinical and commercial products to Bayer HealthCare.

The $75.0 million up-front payment and the $20.0 million milestone payment received in August 2007 from Bayer HealthCare were recorded to deferred revenue. In 2012, 2011, and 2010, we recognized $7.9 million, $9.4 million, and $9.9 million, respectively, of revenue related to these payments. The $15.0 million and $10.0 million substantive milestone payments received from Bayer HealthCare in 2012 were recognized as collaboration revenue in 2012, and the $10.0 million substantive milestone payments received from Bayer HealthCare in each of December 2010 and January 2011 were recognized as collaboration revenue in 2010.

Under the terms of the agreement, in 2009 and thereafter, all agreed upon EYLEA development expenses incurred by both companies under a global development plan are shared equally. Primarily in connection with sharing development expenses, net amounts received or receivable from Bayer HealthCare were $17.3 million in 2012, and in 2011 and 2010, net amounts paid or payable to Bayer HealthCare were $8.3 million and $2.6 million, respectively. At December 31, 2012 and 2011, $2.8 million and $4.5 million, respectively, were receivable from Bayer HealthCare in connection with cost-sharing of EYLEA expenses under the collaboration.

Bayer HealthCare has the right to terminate the agreement without cause with at least six months or twelve months advance notice depending on defined circumstances at the time of termination. In the event of termination of the agreement for any reason, we retain all rights to EYLEA.

License Agreement with Astellas

Under this non-exclusive license agreement, Astellas made a $20.0 million annual, non-refundable payment to us in each of 2010, 2009, 2008, and 2007. In July 2010, the license agreement with Astellas was amended and extended through June 2023. Under the terms of the amended agreement, Astellas made a $165.0 million up-front payment to us in August 2010. In addition, Astellas will make a $130.0 million second payment to us in June 2018 unless the license agreement has been terminated prior to that date. Astellas has the right to terminate the agreement at any time by providing 90 days' advance written notice. Under certain limited circumstances, such as our material breach of the agreement, Astellas may terminate the agreement and receive a refund of a portion of its up-front payment or, if such termination occurs after June 2018, a portion of its second payment, to us under the July 2010 amendment to the agreement. We are entitled to receive a mid-single digit royalty on any future sales of antibody products discovered by Astellas using our VelocImmune technology.

License Agreement with AstraZeneca

Under this non-exclusive license agreement, AstraZeneca made a $20.0 million annual, non-refundable payment to us in each of 2010, 2009, 2008, and 2007. In November 2010, as permitted by the agreement, MedImmune Limited (as successor by novation from AstraZeneca) gave written notice of voluntary termination of the agreement, effective in February 2011. We remain entitled to receive mid-single digit royalties on any future sales of antibody products discovered by MedImmune using our VelocImmune technology.

License Agreement with Cellectis

In July 2008, we and Cellectis S.A. entered into an Amended and Restated Non-Exclusive License Agreement. The amended license agreement resolved a dispute between the parties related to the interpretation of a license agreement entered into by the parties in December 2003 pursuant to which we licensed certain patents and patent applications relating to a process for the specific replacement of a copy of a gene in the receiver genome by homologous recombination. Pursuant to the amended license agreement, in July 2008, we made a non-refundable $12.5 million payment to Cellectis and agreed to pay Cellectis a low single-digit royalty based on revenue received by us from any future licenses or sales of our VelociGene or VelocImmune products and services. No royalties are payable to Cellectis with respect to our VelocImmune license agreements with AstraZeneca and Astellas or our antibody collaboration with Sanofi. In addition, no royalties are payable to Cellectis on any revenue from commercial sales of antibodies from our VelocImmune technology. We are amortizing our $12.5 million payment to Cellectis in proportion to past and anticipated future revenues under our license agreements with AstraZeneca and Astellas and our antibody discovery agreement with Sanofi (as amended in November 2009).

License and Partial Settlement Agreement with Genentech

In December 2011, we and Genentech entered into a Non-Exclusive License and Partial Settlement Agreement relating to ophthalmic sales of EYLEA in the United States. Pursuant to the agreement, we received a non-exclusive license to certain patents relating to VEGF receptor proteins, known as the Davis-Smyth patents, and other technology patents. The Davis-Smyth patents are the subject of patent litigation between us and Genentech now pending in the United States District Court, Southern District of New York. Patent litigation is continuing with respect to matters not covered by the Genentech Agreement (see Item 3. “Legal Proceedings”).

Under the terms of the agreement with Genentech, we agreed to make payments to Genentech based on U.S. sales of EYLEA commencing upon FDA approval of EYLEA in November 2011 through May 7, 2016. In 2012, we made a one-time, non-refundable $60.0 million payment when cumulative U.S. sales of EYLEA reached $400 million. In addition, we agreed to pay royalties of 4.75% on cumulative U.S. sales of EYLEA between $400 million and $3 billion and 5.5% on any cumulative U.S sales of EYLEA over $3 billion. As we record net product sales of EYLEA, we are recognizing expense in connection with the Genentech Agreement using a blended mid-single digit royalty rate that reflects both the $60 million payment and the royalties payable on cumulative sales and that is based upon our estimate of cumulative EYLEA sales through May 7, 2016.

Lease - Tarrytown, New York Facilities

We lease approximately 561,000 square feet of laboratory and office space at facilities in Tarrytown, New York, under a December 2006 lease agreement, as amended. These facilities include approximately 230,000 square feet of space in two newly constructed buildings (Buildings A and B) that were completed during the third quarter of 2009 and approximately 131,000 square feet of additional space in a third newly constructed building (Building C), that was completed in early 2011. The lease will expire in June 2024 and contains three renewal options to extend the term of the lease by five years each, as well as early termination options on approximately 331,000 square feet of space. The lease provides for monthly payments over its term and additional charges for utilities, taxes, and operating expenses. In connection with the lease, we have issued a $3.4 million letter of credit to our landlord, which is fully collateralized by cash and marketable securities.

Certain premises under the lease are accounted for as operating leases. However, for Buildings A, B, and C that we are leasing, we are deemed, in substance, to be the owner of the landlord's buildings in accordance with the application of FASB authoritative guidance. As a result, we capitalized the landlord's costs of constructing these new facilities and recognized a corresponding facility lease obligation. We also recognized, as additional facility lease obligation, reimbursements from our landlord for tenant improvement costs that we incurred since, under FASB authoritative guidance, such payments that we receive from our landlord are deemed to be a financing obligation. Monthly lease payments on these facilities are allocated between the land element of the lease (which is accounted for as an operating lease) and the facility lease obligation, which was based on the initial estimated relative fair values of the land and buildings.

As of December 31, 2010, we had capitalized the landlord's costs of constructing Buildings A and B, which totaled $58.4 million, and of constructing Building C, which totaled $27.8 million. Reimbursements from our landlord for Buildings A and B tenant improvement costs totaled $56.9 million and were received by us during 2010 and 2009. Reimbursements for Building C tenant improvement costs totaled $14.2 million and were received by us during 2010. With respect to Buildings A and B, monthly lease payments commenced in August 2009, the buildings were placed in service by us in September 2009, and the imputed interest rate applicable to our facility lease obligation is approximately 11%. With respect to Building C, monthly lease payments commenced in January 2011, the building was placed in service by us in February 2011, and the imputed interest rate applicable to our facility lease obligation is approximately 9%. At December 31, 2012 and 2011, the Buildings A and B facility lease obligation balance was $112.0 million and $113.0 million, respectively, and the Building C facility lease obligation balance was $48.8 million and $47.5 million, respectively.
Capital Expenditures
Our cash expenditures for property, plant, and equipment totaled $49.3 million in 2012, $57.2 million in 2011, and $99.7 million in 2010. We received $47.5 million in 2010 from our landlord in connection with tenant improvement costs in Buildings A, B and C in Tarrytown, as described above. In addition, in connection with our antibody collaboration with Sanofi, Sanofi funded $1.5 million in 2012, $4.8 million in 2011, and $22.9 million in 2010 of agreed-upon capital expenditures incurred by us to expand our manufacturing capacity at our Rensselaer facilities.
We expect to incur capital expenditures of approximately $80 to $100 million in 2013 primarily in connection with expanding our manufacturing facilities for the production of antibodies, tenant improvements at our leased Tarrytown facilities, and purchases of equipment.
Offering of Convertible Senior Notes

In October 2011, we issued $400.0 million aggregate principal amount of 1.875% convertible senior notes in a private placement. The notes were offered by the initial purchaser only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933.

The notes pay interest semi-annually on April 1 and October 1, and will mature on October 1, 2016, unless earlier converted or repurchased. The notes will be convertible, subject to certain conditions, into cash, shares of our Common Stock, or a combination of cash and shares of Common Stock, at our option. The initial conversion rate for the notes will be 11.9021 shares of Common Stock (subject to adjustment in certain circumstances) per $1,000 principal amount of the notes, or a total of approximately 4,760,840 shares upon conversion, which is equal to an initial conversion price of approximately $84.02 per share. A holder of the notes may surrender their notes at their option any time prior to the close of business on the business day immediately preceding July 1, 2016, only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on December 31, 2011 (and only during such calendar quarter), if the last reported sale price of our Common Stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price, as defined, of the notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our Common Stock and the conversion rate on each such trading day; (iii) if we elect to issue to all or substantially all holders of our Common Stock any rights, options, or warrants (other than pursuant to a rights plan) entitling them for a period of not more than 60 calendar days after the record date for such issuance, to subscribe for or purchase shares of our Common Stock, at a price per share less than the average of the last reported sales prices of our Common Stock for the ten consecutive day period ending on, and including, the trading day immediately preceding the declaration date for such issuance; (iv) upon specified distributions to our shareholders; or (v) upon the occurrence of specified corporate transactions, such as a fundamental change (i.e., a change in control), or our Common Stock ceasing to be listed on at least one U.S. national securities exchange. On or after July 1, 2016, holders may convert their notes at the conversion rate at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date irrespective of the foregoing conditions. In the event that a fundamental change, as defined in the indenture under which the notes have been issued, occurs prior to maturity of the notes, the initial conversion rate may be increased to include additional shares upon conversion, or holders can require us to purchase from them all or a portion of their notes for 100% of the principal value plus any accrued and unpaid interest. Based on the reported sales prices of our Common Stock, the Notes were able to be converted by holders as of December 31, 2012.

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
In connection with our funding requirements, the following table summarizes our contractual obligations as of December 31, 2012. These obligations and commitments assume non-termination of agreements and represent expected payments based on current operating forecasts, which are subject to change:

		Payments Due by Period
(In millions)	Total	Less than one year	1 to 3 years	3 to 5 years	Greater than 5 years
Convertible senior notes (1)	$430.0	$7.5	$15.0	$407.5
Operating leases (2)	92.3	8.8	15.6	15.4	$52.5
Capital leases	1.3	1.2	0.1
Purchase obligations (3)	237.1	191.2	44.7	1.2
Other long-term liabilities (4)	225.0	17.5	36.0	37.6	133.9
Total contractual obligations	$985.7	$226.2	$111.4	$461.7	$186.4
_________

(1)
Consists of $400.0 million aggregate principal amount of 1.875% convertible senior notes that mature on October 1, 2016, unless earlier converted or repurchased. The amounts in the table above assume the payment of interest on our convertible senior notes through their maturity date and the payment of the principal amount of the notes at their maturity date. Interest on the notes is payable semi-annually. The convertible senior notes will be convertible, subject to certain conditions, into cash, shares of our Common Stock, or a combination of cash and shares of Common Stock, at our option. As of December 31, 2012, the convertible senior notes were convertible under the terms of the notes.

(2)	Excludes future contingent costs for utilities, real estate taxes, and operating expenses. In 2012, these costs were $10.9 million. See Note 13(a) to our Consolidated Financial Statements.

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

(4)
Represents payments with respect to facility lease obligations in connection with our lease of facilities in Tarrytown, New York, as described above. See Note 13(a) to our Consolidated Financial Statements.

Under our collaboration with Bayer HealthCare, over the next several years we and Bayer HealthCare will share agreed-upon EYLEA development expenses incurred by both companies, under a global development plan, as described above. In addition, under our collaboration agreements with Sanofi and Bayer HealthCare, we and our collaborator will share profits and losses in connection with commercialization of drug products. Profits or losses under each collaboration are measured by calculating net sales less cost of goods sold and shared commercialization and other expenses. If the applicable collaboration becomes profitable, we have contingent contractual obligations to reimburse Sanofi and Bayer HealthCare for a defined percentage (generally 50%) of agreed-upon development expenses incurred by Sanofi and Bayer HealthCare, respectively. These reimbursements would be deducted from our share of the collaboration profits (and, for our ZALTRAP collaboration with Sanofi and our Bayer HealthCare collaboration, royalties on product sales in Japan) otherwise payable to us, unless, in some cases, we elect to reimburse these expenses at a faster rate. In particular, as of December 31, 2012, our reimbursement obligation to Sanofi for ZALTRAP was approximately $415 million, while our reimbursement obligation to Bayer HealthCare for EYLEA was approximately $273 million. Therefore, we expect that, initially, our share of profits from sales of ZALTRAP, and a portion of our share of profits from sales of EYLEA outside the United States, will be used to reimburse our collaborators for these obligations.
The amount we need to fund operations will depend on various factors, including revenues from net product sales, the potential regulatory approval and commercialization of our product candidates and new indications for our marketed products, and the timing thereof, the status of competitive products, the success of our research and development programs, the potential future need to expand our professional and support staff and facilities, the status of patents and other intellectual property rights (and pending or future litigation related thereto), the delay or failure of a clinical trial of any of our potential drug candidates, and the continuation, extent, and success of our collaborations with Sanofi and Bayer HealthCare. Clinical trial costs are dependent, among other things, on the size and duration of trials, fees charged for services provided by clinical trial investigators and other third parties, the costs for manufacturing the product candidate for use in the trials, and for supplies, laboratory tests, and other expenses. The amount of funding that will be required for our clinical programs depends upon the results of our research and preclinical programs and early-stage clinical trials, regulatory requirements, the duration and results of clinical trials underway and of additional clinical trials that we decide to initiate, and the various factors that affect the cost of each trial as described above. Our commercialization costs over the next few years will depend on, among other things, whether or not new indications for our marketed products or our antibody product candidates in later stage clinical development receive regulatory approval, the market potential for such new indications or product candidates, and the commercialization terms of our collaboration agreements, if applicable (whereby some or all commercialization costs may be shared with our collaborators). Currently, we are required to pay royalties on sales of our commercial products. In the future, if we are able to successfully develop, market, and sell EYLEA for other indications, or certain of our product candidates, we may be required to pay additional royalties or share the profits from such sales pursuant to our license or collaboration agreements.
As described above, in 2012, 2011, and 2010, we made cash payments of $163.3 million, $25.1 million, and $3.8 million, respectively, for employee tax obligations in connection with stock option exercises and vesting of restricted stock. Future cash requirements for such payments will depend on various factors, including the level of stock option grants and exercises and the sales prices of our Common Stock, and may continue to be substantial.
We expect that expenses related to the filing, prosecution, defense, and enforcement of patents and other intellectual property will continue to be substantial.
Due to the amounts of our net operating loss and tax credit carry-forwards available for tax purposes, which totaled $876.6 million and $71.2 million, respectively, at December 31, 2012, we do not anticipate incurring substantive cash obligations for federal and state corporate income taxes in the near future.
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
Other than letters of credits totaling $4.6 million as of December 31, 2012, including a $3.4 million letter of credit issued in connection with our lease for facilities in Tarrytown, New York, we have no off-balance sheet arrangements. In addition, we do not guarantee the obligations of any other entity. As of December 31, 2012, we had no other established banking arrangements through which we could obtain short-term financing or a line of credit. In October 2011, we completed a private placement of convertible senior notes. In addition, in October 2010, we filed a shelf registration statement on Form S-3 registering the sale, in one or more offerings, of an indeterminate amount of equity or debt securities, together or separately, and our October 2010 public offering of approximately 6.3 million shares of Common Stock was completed under this shelf registration statement. There is no assurance, however, that we will be able to complete any additional offerings of securities. Factors influencing the availability of additional financing include our progress in product development and commercialization, investor perception of our prospects, and the general condition of the financial markets. We may not be able to secure additional funding through new collaborative arrangements or additional public or private offerings. If we require additional funding, and cannot raise adequate funds to satisfy our capital requirements, we may have to delay, scale-back, or eliminate certain of our research and development activities or future operations. This could materially harm our business.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk
Our earnings and cash flows are subject to fluctuations due to changes in interest rates, principally in connection with our investments in marketable securities, which consist primarily of direct obligations of the U.S. government and its agencies, and other debt securities guaranteed by the U.S. government. We do not believe we are materially exposed to changes in interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We estimate that a 100 basis point, or 1%, unfavorable change in interest rates would have resulted in approximately a $4.9 million and $3.3 million decrease in the fair value of our investment portfolio at December 31, 2012 and 2011, respectively. The increase in interest rate risk year over year is due primarily to higher balances of marketable debt securities that we held at December 31, 2012 compared to the same period of 2011.

Credit Quality Risk
We have an investment policy that includes guidelines on acceptable investment securities, minimum credit quality, maturity parameters, and concentration and diversification. Nonetheless, deterioration of the credit quality of an investment security subsequent to purchase may subject us to the risk of not being able to recover the full principal value of the security. During 2012, 2011, and 2010, other-than-temporary impairment charges recognized by us, if any, were inconsequential.
We are also subject to credit risk in connection with accounts receivable from our product sales of EYLEA and ARCALYST. These accounts receivable are due from three distributors and several specialty pharmacies, who are our customers. We have contractual payment terms with each of our customers, and we monitor our customers' financial performance and credit worthiness so that we can properly assess and respond to any changes in their credit profile. In addition, we may insure a portion of our accounts receivables within our overall risk management practices. During 2012, 2011, and 2010, we did not recognize any charges for write-offs of accounts receivable related to our marketed products. At December 31, 2012 and 2011, one individual customer accounted for 80% and 71%, respectively, of our net trade accounts receivable balances.

Item 8. Financial Statements and Supplementary Data

The financial statements required by this Item are included on pages F-1 through F-40 of this report. The supplementary financial information required by this Item is included at page F-40 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our chief executive officer and chief financial officer each concluded that, as of the end of such period, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported on a timely basis, and is accumulated and communicated to the Company's management, including the Company's chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 using the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2012. The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 15.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item (other than the information set forth in the next paragraph in this Item 10) will be included in our definitive proxy statement with respect to our 2013 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.

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

Item 11. Executive Compensation

The information called for by this item will be included in our definitive proxy statement with respect to our 2013 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this item will be included in our definitive proxy statement with respect to our 2013 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our definitive proxy statement with respect to our 2013 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information called for by this item will be included in our definitive proxy statement with respect to our 2013 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)    1. Financial Statements

The consolidated financial statements filed as part of this report are listed on the Index to Financial Statements on page F-1.

2. Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

3. Exhibits

Exhibit Number	Description
3.1	(m)	–	Restated Certificate of Incorporation.
3.2	(a)	–	By-Laws, as amended.
4.1	(aa)	–	Indenture, dated as of October 21, 2011, between Regeneron Pharmaceuticals, Inc. and Wells Fargo Bank, National Association, as Trustee.
4.2	(aa)	–	Form of 1.875% Convertible Senior Note due October 1, 2016.
10.1 +	(z)	–	The Second Amended and Restated 2000 Long-Term Incentive Plan.
10.1.1 +	(b)	–	Form of option agreement and related notice of grant for use in connection with the grant of options to the Registrant's non-employee directors and named executive officers.
10.1.2 +	(b)	–	Form of option agreement and related notice of grant for use in connection with the grant of options to the Registrant's executive officers other than the named executive officers.
10.1.3 +	(c)	–	Form of restricted stock award agreement and related notice of grant for use in connection with the grant of restricted stock awards to the Registrant's executive officers.
10.1.5 +	(q)	–	Form of option agreement and related notice of grant for use in connection with the grant of time based vesting stock options to the Registrant's non-employee directors and executive officers.
10.1.6 +	(q)	–	Form of option agreement and related notice of grant for use in connection with the grant of performance based vesting stock options to the Registrant's executive officers.
10.1.7 +	(y)	–	Form of restricted stock award agreement and related notice of grant for use in connection with the grant of restricted stock awards to the Registrant's executive officers (revised).
10.1.8 +	(y)	–	Form of option agreement and related notice of grant for use in connection with the grant of performance based vesting stock options to the Registrant's executive officers (revised).
10.1.9 +	(dd)	–	Form of option agreement and related notice of grant for use in connection with the grant of time based vesting stock options to the Registrant's non-employee directors (revised)
10.2 +	(p)	–	Amended and Restated Employment Agreement, dated as of November 14, 2008, between the Registrant and Leonard S. Schleifer, M.D., Ph.D.
10.3* +	(d)	–	Employment Agreement, dated as of December 31, 1998, between the Registrant and P. Roy Vagelos, M.D.
10.4 +	(p)	–	Regeneron Pharmaceuticals, Inc. Change in Control Severance Plan, amended and restated effective as of November 14, 2008.
10.5*	(e)	–	IL-1 License Agreement, dated June 26, 2002, by and among the Registrant, Immunex Corporation, and Amgen Inc.
10.6*	(r)	–	IL-1 Antibody Termination Agreement by and between Novartis Pharma AG, Novartis Pharmaceuticals Corporation and the Registrant, dated as of June 8, 2009.
10.7*	(r)	–	Trap-2 Termination Agreement by and between Novartis Pharma AG, Novartis Pharmaceuticals Corporation and the Registrant, dated as of June 8, 2009.
10.8*	(f)	–	Collaboration Agreement, dated as of September 5, 2003, by and between Aventis Pharmaceuticals Inc. and the Registrant.
10.8.1*	(d)	–	Amendment No. 1 to Collaboration Agreement, by and between Aventis Pharmaceuticals Inc. and the Registrant, effective as of December 31, 2004.
10.8.2	(g)	–	Amendment No. 2 to Collaboration Agreement, by and between Aventis Pharmaceuticals Inc. and the Registrant, effective as of January 7, 2005.
10.8.3*	(h)	–	Amendment No. 3 to Collaboration Agreement, by and between Aventis Pharmaceuticals Inc. and the Registrant, effective as of December 21, 2005.
10.8.4*	(h)	–	Amendment No. 4 to Collaboration Agreement, by and between sanofi-aventis U.S., LLC (successor in interest to Aventis Pharmaceuticals, Inc.) and the Registrant, effective as of January 31, 2006.
10.9*	(i)	–	License and Collaboration Agreement, dated as of October 18, 2006, by and between Bayer HealthCare LLC and the Registrant.

10.9.1*	(cc)	–	Amendment Agreement, dated as of May 7, 2012, by and between Bayer HealthCare LLC and the Registrant.
10.10	(j)	–	Lease, dated as of December 21, 2006, by and between BMR-Landmark at Eastview LLC and the Registrant.
10.10.1*	(l)	–	First Amendment to Lease, by and between BMR-Landmark at Eastview LLC and the Registrant, effective as of October 24, 2007.
10.10.2	(o)	–	Second Amendment to Lease, by and between BMR-Landmark at Eastview LLC and the Registrant, effective as of September 30, 2008.
10.10.3	(q)	–	Third Amendment to lease, by and between BMR-Landmark at Eastview LLC and the Registrant, entered into as of April 29, 2009.
10.10.4	(s)	–	Fourth Amendment to Lease, by and between BMR-Landmark at Eastview LLC and the Registrant, effective as of December 3, 2009.
10.10.5	(t)	–	Fifth Amendment to Lease, by and between BMR-Landmark at Eastview LLC and the Registrant, entered into as of February 11, 2010.
10.10.6	(w)	–	Sixth Amendment to Lease, by and between BMR-Landmark at Eastview LLC and the Registrant, entered into as of June 4, 2010.
10.10.7	(y)	–	Seventh Amendment to Lease, by and between BMR-Landmark at Eastview LLC and the Registrant, entered into as of December 22, 2010.
10.10.8	(bb)	–	Eighth Amendment to Lease, by and between BMR-Landmark at Eastview LLC and the Registrant, entered into as of August 1, 2011.
10.10.9	(bb)	–	Ninth Amendment to Lease, by and between BMR-Landmark at Eastview LLC and the Registrant, entered into as of September 30, 2011.
10.11*	(k)	–	Non Exclusive License and Material Transfer Agreement, dated as of March 30, 2007, by and between Astellas Pharma Inc. and the Registrant.
10.11.1*	(x)	–	Amendment to the Non Exclusive License and Material Transfer Agreement, dated as of March 30, 2007 by and between Astellas Pharma Inc. and the Registrant, dated as of July 28, 2010.
10.12*	(v)	–	Amended and Restated Discovery and Preclinical Development Agreement, dated as of November 10, 2009, by and between Aventis Pharmaceuticals Inc. and the Registrant.
10.13*	(v)	–	Amended and Restated License and Collaboration Agreement, dated as of November 10, 2009, by and among Aventis Pharmaceuticals Inc., sanofi-aventis Amerique du Nord, and the Registrant.
10.14	(m)	–	Stock Purchase Agreement, dated as of November 28, 2007, by and among sanofi-aventis Amerique Du Nord, sanofi-aventis US LLC, and the Registrant.
10.15	(m)	–	Investor Agreement, dated as of December 20, 2007, by and among sanofi-aventis, sanofi-aventis US LLC, Aventis Pharmaceuticals Inc., sanofi-aventis Amerique du Nord, and the Registrant.
10.15.1	(u)	–
First Amendment to the December 20, 2007 Investor Agreement, dated as of November 10, 2009, by and among sanofi-aventis US LLC, Aventis Pharmaceuticals, Inc., sanofi-aventis Amerique du Nord, and the Registrant.

10.16*	(n)	–	Amended and Restated Non-Exclusive License Agreement, dated as of July 1, 2008 by and between Cellectis, S.A. and the Registrant.
10.17	(aa)	–	Purchase Agreement, dated as of October 18, 2011, between Regeneron Pharmaceuticals, Inc. and Goldman, Sachs & Co.
10.18	(aa)	–	Master Terms and Conditions for Convertible Note Hedging Transactions, dated October 18, 2011, between Goldman, Sachs & Co. and Regeneron Pharmaceuticals, Inc.
10.19	(aa)	–	Master Terms and Conditions for Base Warrants, dated October 18, 2011, between Goldman, Sachs & Co. and Regeneron Pharmaceuticals, Inc.
10.20	(aa)	–	Master Terms and Conditions for Convertible Note Hedging Transactions, dated October 18, 2011, between Citibank, N.A. and Regeneron Pharmaceuticals, Inc.
10.21	(aa)	–	Master Terms and Conditions for Base Warrants, dated October 18, 2011, between Citibank, N.A. and Regeneron Pharmaceuticals, Inc.
10.22	(aa)	–	Master Terms and Conditions for Convertible Note Hedging Transactions, dated October 18, 2011, between Credit Suisse International and Regeneron Pharmaceuticals, Inc.
10.23	(aa)	–	Master Terms and Conditions for Base Warrants, dated October 18, 2011, between Credit Suisse International and Regeneron Pharmaceuticals, Inc.

10.24	(aa)	–	Master Terms and Conditions for Convertible Note Hedging Transactions, dated October 18, 2011, between Morgan Stanley & Co. International plc and Regeneron Pharmaceuticals, Inc.
10.25	(aa)	–	Master Terms and Conditions for Base Warrants, dated October 18, 2011, between Morgan Stanley & Co. International plc and Regeneron Pharmaceuticals, Inc.
10.26*	(dd)	–	Non-exclusive License and Partial Settlement Agreement with Genentech, Inc.
21.1		–	Subsidiaries of Regeneron Pharmaceuticals, Inc.
23.1		–	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24.1		–	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).
31.1		–	Certification of CEO pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2		–	Certification of CFO pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32		–	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.
101		–	Interactive Data File
101.INS		–	XBRL Instance Document
101.SCH		–	XBRL Taxonomy Extension Schema
101.CAL		–	XBRL Taxonomy Extension Calculation Linkbase
101.DEF		–	XBRL Taxonomy Extension Definition Document
101.LAB		–	XBRL Taxonomy Extension Label Linkbase
101.PRE		–	XBRL Taxonomy Extension Presentation Linkbase
_______

(a)	Incorporated by reference from the Form 8-K for Regeneron Pharmaceuticals, Inc., filed November 13, 2007.
(b)	Incorporated by reference from the Form 8-K for Regeneron Pharmaceuticals, Inc., filed December 16, 2005.
(c)	Incorporated by reference from the Form 8-K for Regeneron Pharmaceuticals, Inc., filed December 13, 2004.
(d)	Incorporated by reference from the Form 10-K for Regeneron Pharmaceuticals, Inc., for the year ended December 31, 2004, filed March 11, 2005.
(e)	Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc., for the quarter ended June 30, 2002, filed August 13, 2002.
(f)	Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc., for the quarter ended September 30, 2003, filed November 12, 2003.
(g)	Incorporated by reference from the Form 8-K for Regeneron Pharmaceuticals, Inc., filed January 11, 2005.
(h)	Incorporated by reference from the Form 10-K for Regeneron Pharmaceuticals, Inc., for the year ended December 31, 2005, filed February 28, 2006.
(i)	Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc., for the quarter ended September 30, 2006, filed November 6, 2006.
(j)	Incorporated by reference from the Form 8-K for Regeneron Pharmaceuticals, Inc., filed December 22, 2006.
(k)	Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc., for the quarter ended March 31, 2007, filed May 4, 2007.
(l)	Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc., for the quarter ended September 30, 2007, filed November 7, 2007.
(m)	Incorporated by reference from the Form 10-K for Regeneron Pharmaceuticals, Inc., for the year ended December 31, 2007, filed February 27, 2008.
(n)	Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc., for the quarter ended June 30, 2008, filed August 1, 2008.
(o)	Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc., for the quarter ended September 30, 2008, filed November 5, 2008.
(p)	Incorporated by reference from the Form 10-K for Regeneron Pharmaceuticals, Inc., for the year ended December 31, 2008, filed February 26, 2009.
(q)	Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc., for the quarter ended March 31, 2009, filed April 30, 2009.
(r)	Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc., for the quarter ended June 30, 2009, filed August 4, 2009.

(s)	Incorporated by reference from the Form 8-K for Regeneron Pharmaceuticals, Inc., filed December 8, 2009.
(t)	Incorporated by reference from the Form 8-K for Regeneron Pharmaceuticals, Inc., filed February 16, 2010.
(u)	Incorporated by reference from the Form 10-K for Regeneron Pharmaceuticals, Inc., for the year ended December 31, 2009, filed February 18, 2010.
(v)	Incorporated by reference from the Form 10-K/A for Regeneron Pharmaceuticals, Inc., for the year ended December 31, 2009, filed June 2, 2010.
(w)	Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc., for the quarter ended June 30, 2010, filed July 28, 2010.
(x)	Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc., for the quarter ended September 30, 2010, filed October 28, 2010.
(y)	Incorporated by reference from the Form 10-K for Regeneron Pharmaceuticals, Inc., for the year ended December 31, 2010, filed February 17, 2011.
(z)	Incorporated by reference from the Registration Statement on Form S-8 for Regeneron Pharmaceuticals, Inc., filed June 13, 2011.
(aa)	Incorporated by reference from the Form 8-K for Regeneron Pharmaceuticals, Inc. filed October 24, 2011.
(bb)	Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc. for the quarter ended September 30, 2011, filed October 27, 2011.
(cc)	Incorporated by reference from the Form 10-Q for Regeneron Pharmaceuticals, Inc. for the quarter ended June 30, 2012, filed July 25, 2012.
(dd)	Incorporated by reference from the Form 10-K for Regeneron Pharmaceuticals, Inc., for the year ended December 31, 2011, filed February 21, 2012.

*	Portions of this document have been omitted and filed separately with the Commission pursuant to requests for confidential treatment pursuant to Rule 24b-2.
+	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGENERON PHARMACEUTICALS, INC.

By: /s/ LEONARD S. SCHLEIFER
Leonard S. Schleifer. M.D., Ph.D.
President and Chief Executive Officer
Dated:	Tarrytown, New York
February 15, 2013

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Leonard S. Schleifer, President and Chief Executive Officer, and Murray A. Goldberg, Senior Vice President, Finance & Administration, Chief Financial Officer, and Assistant Secretary, and each of them, his true and lawful attorney-in-fact and agent, with the full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities therewith, to sign any and all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that each said attorney-in-fact and agent, or either of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title
/s/ LEONARD S. SCHLEIFER	President, Chief Executive Officer, and Director (Principal Executive Officer)
Leonard S. Schleifer, M.D., Ph.D.
/s/ MURRAY A. GOLDBERG	Senior Vice President, Finance & Administration, Chief Financial Officer, and Assistant Secretary (Principal Financial Officer)
Murray A. Goldberg
/s/ DOUGLAS S. McCORKLE	Vice President, Controller, and Assistant Treasurer (Principal Accounting Officer)
Douglas S. McCorkle
/s/ GEORGE D. YANCOPOULOS	Chief Scientific Officer, President, Regeneron Laboratories, and Director
George D. Yancopoulos, M.D., Ph.D.
/s/ P. ROY VAGELOS	Chairman of the Board
P. Roy Vagelos, M.D.
/s/ CHARLES A. BAKER	Director
Charles A. Baker
/s/ MICHAEL S. BROWN	Director
Michael S. Brown, M.D.
/s/ ALFRED G. GILMAN	Director
Alfred G. Gilman, M.D., Ph.D.
/s/ JOSEPH L. GOLDSTEIN	Director
Joseph L. Goldstein, M.D.
/s/ CHRISTINE A. POON	Director
Christine A. Poon
/s/ ARTHUR F. RYAN	Director
Arthur F. Ryan
/s/ ERIC M. SHOOTER	Director
Eric M. Shooter, Ph.D.
/s/ GEORGE L. SING	Director
George L. Sing
/s/ MARC TESSIER-LAVIGNE	Director
Marc Tessier-Lavigne, Ph.D.

REGENERON PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Regeneron Pharmaceuticals, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity and cash flows present fairly, in all material respects, the financial position of Regeneron Pharmaceuticals, Inc. and its subsidiaries, (the “Company”), at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

New York, New York
February 15, 2013

REGENERON PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$230,276	$483,610
Marketable securities	77,819	43,332
Accounts receivable - trade, net	593,207	28,254
Accounts receivable from Sanofi	99,913	74,781
Deferred tax assets	148,134
Prepaid expenses and other current assets	56,663	35,800
Total current assets	1,206,012	665,777

Restricted cash and marketable securities	8,186	7,721
Marketable securities	271,230	275,887
Property, plant, and equipment, at cost, net of accumulated depreciation and amortization	379,940	367,955
Deferred tax assets	192,022
Other assets	23,100	6,243
Total assets	$2,080,490	$1,323,583

LIABILITIES and STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$111,345	$95,625
Deferred revenue from Sanofi, current portion	17,022	20,011
Deferred revenue - other, current portion	33,809	31,629
Facility lease obligations, current portion	1,374	1,006
Total current liabilities	163,550	148,271

Deferred revenue from Sanofi	76,520	86,017
Deferred revenue - other	131,822	162,593
Facility lease obligations	159,436	159,508
Convertible senior notes	296,518	275,019
Other long term liabilities	7,259	6,443
Total liabilities	835,105	837,851

Commitments and contingencies (Note 13)

Stockholders' equity:
Preferred stock, $.01 par value; 30,000,000 shares authorized; issued and outstanding - none
Class A Stock, convertible, $.001 par value; 40,000,000 shares authorized; shares issued and outstanding - 2,069,187 at December 31, 2012 and 2,109,512 at December 31, 2011	2	2
Common Stock, $.001 par value; 160,000,000 shares authorized; shares issued and outstanding - 95,223,525 at December 31, 2012 and 90,692,071 at December 31, 2011	95	91
Additional paid-in capital	1,763,508	1,754,824
Accumulated deficit	(517,054)	(1,267,323)
Accumulated other comprehensive loss	(1,166)	(1,862)
Total stockholders' equity	1,245,385	485,732
Total liabilities and stockholders' equity	$2,080,490	$1,323,583

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010
Statements of Operations
Revenues:
Net product sales	$858,093	$44,686	$25,254
Sanofi collaboration revenue	423,814	326,609	311,332
Bayer HealthCare collaboration revenue	70,099	43,072	75,393
Technology licensing	23,571	24,858	40,150
Contract research and other	2,900	6,599	6,945
	1,378,477	445,824	459,074

Expenses:
Research and development	625,554	529,506	489,252
Selling, general, and administrative	210,755	117,261	65,201
Cost of goods sold	84,455	4,216	2,093
	920,764	650,983	556,546

Income (loss) from operations	457,713	(205,159)	(97,472)

Other income (expense):
Investment income	2,012	3,549	2,122
Interest expense	(45,304)	(21,282)	(9,118)
	(43,292)	(17,733)	(6,996)

Income (loss) before income taxes	414,421	(222,892)	(104,468)

Income tax benefit	335,848	1,132

Net income (loss)	$750,269	$(221,760)	$(104,468)

Net income (loss) per share - basic	$7.92	$(2.45)	$(1.26)
Net income (loss) per share - diluted	$6.75	$(2.45)	$(1.26)

Weighted average shares outstanding - basic	94,685	90,610	82,926
Weighted average shares outstanding - diluted	115,382	90,610	82,926

Statements of Comprehensive Income (Loss)
Net income (loss)	$750,269	$(221,760)	$(104,468)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of tax	696	629	(3,535)
Comprehensive income (loss)	$750,965	$(221,131)	$(108,003)

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2012, 2011, and 2010
(In thousands)

	Class A Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2009	2,245	$2	78,861	$79	$1,336,732	$(941,095)	$1,044	$396,762
Issuance of Common Stock in a public offering, net of issuance costs			6,325	6	174,822			174,828
Issuance of Common Stock in connection with exercise of stock options			1,575	2	25,260			25,262
Common Stock tendered upon exercise of stock options in connection with employee tax obligations			(42)		(3,798)			(3,798)
Issuance of Common Stock in connection with Company 401(k) Savings Plan contribution			111		2,867			2,867
Issuance of restricted Common Stock under Long-Term Incentive Plan			345
Conversion of Class A Stock to Common Stock	(63)		63
Stock-based compensation charges					39,897			39,897
Net loss						(104,468)		(104,468)
Other comprehensive loss							(3,535)	(3,535)
Balance, December 31, 2010	2,182	2	87,238	87	1,575,780	(1,045,563)	(2,491)	527,815
Issuance of Common Stock in connection with exercise of stock options			3,770	4	43,611			43,615
Common Stock tendered upon exercise of stock options in connection with employee tax obligations			(446)		(22,440)			(22,440)
Issuance of Common Stock in connection with Company 401(k) Savings Plan contribution			92		6,979			6,979
Issuance of restricted Common Stock under Long-Term Incentive Plan			16
Restricted Common Stock tendered upon vesting in connection with employee tax obligations			(51)		(2,638)			(2,638)
Conversion of Class A Stock to Common Stock	(73)		73
Stock-based compensation charges					56,609			56,609
Equity component of convertible senior notes, net of issuance costs					120,623			120,623
Purchase of convertible note hedges					(117,500)			(117,500)
Issuance of warrants in connection with issuance of convertible senior notes					93,800			93,800

Net loss						(221,760)		(221,760)
Other comprehensive income, net of tax							629	629
Balance, December 31, 2011	2,109	2	90,692	91	1,754,824	(1,267,323)	(1,862)	485,732
Issuance of Common Stock in connection with exercise of stock options			5,086	5	67,169			67,174
Common Stock tendered upon exercise of stock options in connection with employee tax obligations			(878)	(1)	(112,833)			(112,834)
Issuance of Common Stock in connection with Company 401(k) Savings Plan contribution			64		6,325			6,325
Issuance of restricted Common Stock under Long-Term Incentive Plan			501
Restricted Common Stock tendered upon vesting in connection with employee tax obligations			(282)		(50,466)			(50,466)
Conversion of Class A Stock to Common Stock	(40)		40
Stock-based compensation charges					94,181			94,181
Excess tax benefit from stock-based compensation					4,308			4,308
Net income						750,269		750,269
Other comprehensive income							696	696
Balance, December 31, 2012	2,069	$2	95,223	$95	$1,763,508	$(517,054)	$(1,166)	$1,245,385

The accompanying notes are an integral part of the financial statements

REGENERON PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$750,269	$(221,760)	$(104,468)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	36,940	31,082	19,687
Non-cash compensation expense	94,157	56,094	39,897
Non-cash interest expense	22,925	5,101	43
Other non-cash charges and expenses, net	34,049	6,224	4,037
Deferred taxes	(340,156)
Changes in assets and liabilities:
Increase in Sanofi and trade accounts receivable	(590,085)	(21,118)	(17,518)
Increase in prepaid expenses and other assets	(52,616)	(6,992)	(8,212)
(Decrease) increase in deferred revenue	(41,077)	(40,329)	158,151
Increase in accounts payable, accrued expenses, and other liabilities	10,979	50,016	7,605
Total adjustments	(824,884)	80,078	203,690
Net cash (used in) provided by operating activities	(74,615)	(141,682)	99,222

Cash flows from investing activities:
Purchases of marketable securities	(470,393)	(240,391)	(605,124)
Sales or maturities of marketable securities	439,209	426,356	273,723
Increase in restricted cash and marketable securities	(552)	(277)	(5,941)
Capital expenditures	(49,337)	(57,217)	(99,689)
Net cash (used in) provided by investing activities	(81,073)	128,471	(437,031)

Cash flows from financing activities:
Proceeds in connection with facility lease obligation			47,544
Payments in connection with facility and capital lease obligations	(2,203)	(1,667)	(1,028)
Proceeds in connection with issuance of convertible notes, net of debt issuance costs		391,107
Proceeds in connection with issuance of warrants		93,800
Payment in connection with purchase of convertible note hedges		(117,500)
Proceeds from issuance of Common Stock	63,549	43,587	200,588
Payments in connection with Common Stock tendered for employee tax obligations	(163,300)	(25,078)	(3,798)
Excess tax benefit from stock-based compensation	4,308
Net cash (used in) provided by financing activities	(97,646)	384,249	243,306

Net (decrease) increase in cash and cash equivalents	(253,334)	371,038	(94,503)

Cash and cash equivalents at beginning of period	483,610	112,572	207,075

Cash and cash equivalents at end of period	$230,276	$483,610	$112,572

Supplemental disclosure of cash flow information
Cash paid for interest	$21,946	$14,725	$12,737

The accompanying notes are an integral part of the financial statements

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2012, 2011, and 2010
(Unless otherwise noted, dollars in thousands, except per share data)

1. Organization and Business

Regeneron Pharmaceuticals, Inc. and its subsidiaries (collectively, the “Company” or “Regeneron”) is a fully integrated biopharmaceutical company that discovers, invents, develops, manufactures, and commercializes medicines for the treatment of serious medical conditions. The Company currently has three marketed products as follows:

•
EYLEA® (aflibercept) Injection, known in the scientific literature as VEGF Trap-Eye, which is available in the United States for the treatment of neovascular age-related macular degeneration ("wet AMD") and macular edema following central retinal vein occlusion ("CRVO"), and in the United Kingdom, Germany, Switzerland, Australia, Japan, and certain other countries, for the treatment of wet AMD. The Company commenced sales of EYLEA for the treatment of wet AMD in November 2011 and for the treatment of macular edema following CRVO in September 2012, following receipt of regulatory approvals in the United States. Bayer HealthCare LLC commenced sales of EYLEA for the treatment of wet AMD in the fourth quarter of 2012 following receipt of regulatory approvals in the European Union ("EU") and other regions. Regeneron is collaborating with Bayer HealthCare on the global development and commercialization of EYLEA outside the United States. Regeneron maintains exclusive rights to EYLEA in the United States and is entitled to all profits from any such sales.

•
ZALTRAP® (ziv-aflibercept) Injection for Intravenous Infusion, known in the scientific literature as VEGF Trap, which is available in the United States for treatment, in combination with 5-fluorouracil, leucovorin, irinotecan ("FOLFIRI"), for patients with metastatic colorectal cancer ("mCRC") that is resistant to or has progressed following an oxaliplatin-containing regimen. Marketing approval for ZALTRAP was received from the U.S. Food and Drug Administration ("FDA") in August 2012. Regeneron and Sanofi globally collaborate on the development and commercialization of ZALTRAP.

•
ARCALYST® (rilonacept) Injection for Subcutaneous Use, which is available in the United States for the treatment of Cryopyrin-Associated Periodic Syndromes ("CAPS"), including Familial Cold Auto-inflammatory Syndrome ("FCAS") and Muckle-Wells Syndrome ("MWS"), in adults and children 12 and older. Marketing approval for ARCALYST for the treatment of CAPS was received from the FDA in 2008.

The Company's facilities are primarily located in New York. The Company's business is subject to certain risks including, but not limited to, uncertainties relating to conducting pharmaceutical research, obtaining regulatory approvals, commercializing products, and obtaining and enforcing patents.

2. Summary of Significant Accounting Policies

Cash and Cash Equivalents

For purposes of the statement of cash flows and the balance sheet, the Company considers all highly liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents. The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

Marketable Securities

The Company has an investment policy that includes guidelines on acceptable investment securities, minimum credit quality, maturity parameters, and concentration and diversification. The Company has invested its excess cash primarily in direct obligations of the U.S. government and its agencies, other debt securities guaranteed by the U.S. government, and money market funds that invest in U.S. government securities. The Company considers its marketable securities to be “available-for-sale,” as defined by authoritative guidance issued by the Financial Accounting Standards Board (“FASB”). These assets are carried at fair value and the unrealized gains and losses are included in accumulated other comprehensive income (loss). If the decline in the value of a marketable security in the Company's investment portfolio is deemed to be other-than-temporary, the Company writes down the security to its current fair value and recognizes a loss as a charge against income. As described under “Use of Estimates” below, the Company reviews its portfolio of marketable securities, using both quantitative and qualitative factors, to determine if declines in fair value below cost are other-than-temporary.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

In computing realized gains and losses, the Company computes the cost of its investments on a specific identification basis. Such cost includes the direct costs to acquire the security, adjusted for the amortization of any discount or premium.

Accounts Receivable - Trade

The Company's trade accounts receivable represents amounts due from its distributors and specialty pharmacies (collectively, the Company's “customers”), which are all located in the United States. The Company monitors the financial performance and credit worthiness of its large customers so that it can properly assess and respond to changes in their credit profile. The Company provides reserves against trade receivables for estimated losses that may result from a customer's inability to pay. Amounts determined to be uncollectible are written-off against the reserve. As of December 31, 2012 and 2011, there were no reserves against trade accounts receivable. In addition, during the years ended December 31, 2012, 2011, and 2010, no trade accounts receivable were written-off.

Inventory

Inventories are stated at the lower of cost or estimated realizable value. The Company determines the cost of inventory using the first-in, first-out, or FIFO, method. The Company capitalizes inventory costs associated with the Company's products prior to regulatory approval when, based on management's judgment, future commercialization is considered probable and the future economic benefit is expected to be realized; otherwise, such costs are expensed as research and development. The Company periodically analyzes its inventory levels to identify inventory that may expire prior to expected sale or has a cost basis in excess of its estimated realizable value, and writes-down such inventories as appropriate. In addition, the Company's products are subject to strict quality control and monitoring which the Company performs throughout the manufacturing process. If certain batches or units of product no longer meet quality specifications or become obsolete due to expiration, the Company records a charge to cost of goods sold to write down such unmarketable inventory to its estimated realizable value.

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

Building and improvements	10-35 years
Laboratory and other equipment	2-10 years
Furniture and fixtures	5 years

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

Patents

As a result of the Company's research and development efforts, the Company obtains and applies for patents to protect proprietary technology and inventions. All costs associated with patents for product candidates under development are expensed as incurred. Patent costs related to commercial products are capitalized and amortized over the shorter of their estimated useful life or the remaining patent term. To date, the Company has no capitalized patent costs.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

Revenue Recognition

a. Product Revenue

Product sales consist of U.S. sales of EYLEA and ARCALYST. Revenue from product sales is recognized when persuasive evidence of an arrangement exists, title to product and associated risk of loss have passed to the customer, the price is fixed or determinable, collection from the customer is reasonably assured, the Company has no further performance obligations, and returns can be reasonably estimated. The Company's written contracts with its customers stipulate product is shipped freight on board destination (FOB destination). The Company records revenue from product sales upon delivery to its customers.

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

Revenue from product sales is recorded net of applicable provisions for rebates and chargebacks under governmental programs (including Medicaid), distribution-related fees, prompt pay discounts, product returns, and other sales-related deductions. Calculating these provisions involves estimates and judgments. The Company reviews its estimates of rebates, chargebacks, and other applicable provisions each period and records any necessary adjustments in the current period's net product sales.

Government Rebates and Chargebacks: The Company estimates reductions to product sales for Medicaid and Veterans' Administration ("VA") programs, and for certain other qualifying federal and state government programs. Based upon the Company's contracts with government agencies, statutorily-defined discounts applicable to government-funded programs, historical experience, and, in the case of EYLEA, estimated payer mix based on third-party market research data, the Company estimates and records an allowance for rebates and chargebacks. The Company's liability for Medicaid rebates consists of estimates for claims that a state will make for a current quarter, claims for prior quarters that have been estimated for which an invoice has not been received, and invoices received for claims from prior quarters that have not been paid. The Company's reserves related to discounted pricing offered to VA, Public Health Services ("PHS"), and other institutions (collectively, “qualified healthcare providers”) represent the Company's estimated obligations resulting from contractual commitments to sell products to qualified healthcare providers at prices lower than the list prices the Company charges to its customers (i.e., distributors and specialty pharmacies). The Company's customers charge the Company for the difference between what they pay for the products and the ultimate selling price to the qualified healthcare providers. The Company's reserve for this discounted pricing is based on expected sales to qualified healthcare providers and the chargebacks that customers have already claimed.

Distribution-Related Fees: The Company has written contracts with its customers that include terms for distribution-related fees. The Company estimates and records distribution and related fees due to its customers based on gross sales.

Prompt Pay Discounts: No prompt pay discounts are currently offered to the Company's customers on sales of EYLEA. In connection with sales of ARCALYST, the Company offers discounts to its customers for prompt payments. The Company estimates these discounts based on customer terms and historical experience, and expects that its customers will always take advantage of this discount. Therefore, the Company accrues 100% of the prompt pay discount that is based on the gross amount of each ARCALYST invoice, at the time of sale.

Product Returns: Consistent with industry practice, the Company offers its customers a limited right to return product purchased directly from the Company, which is principally based upon the product's expiration date. The Company will accept returns for three months prior to and up to six months after the product expiration date. Product returned is generally not resalable given the nature of the Company's products and method of administration. The Company develops estimates for product returns based upon historical experience, inventory levels in the distribution channel, shelf life of the product, and other relevant factors. The Company

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

monitors product supply levels in the distribution channel, as well as sales by its customers of EYLEA to healthcare providers and ARCALYST to patients using product-specific data provided by its customers. If necessary, the Company's estimates of product returns may be adjusted in the future based on actual returns experience, known or expected changes in the marketplace, or other factors.

b. Collaboration Revenue

The Company earns collaboration revenue in connection with collaboration agreements to develop and commercialize product candidates and utilize the Company's technology platforms. The terms of these agreements typically include non-refundable up-front licensing payments, research progress (milestone) payments, payments for development activities, and sharing of profits or losses arising from the commercialization of products. Non-refundable up-front license payments, where continuing involvement is required of the Company, are deferred and recognized over the related performance period. The Company estimates its performance period based on the specific terms of each agreement, and adjusts the performance periods, if appropriate, based on the applicable facts and circumstances. Although the Company did not enter into, or materially modify, any collaboration arrangements with multiple-deliverables during the years ended December 31, 2011 and 2012, any future arrangements with multiple deliverables will be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria, including whether the delivered item or items has value to the collaborator on a standalone basis. Payments which are based on achieving a specific substantive performance milestone, involving a degree of risk, are recognized as revenue when the milestone is achieved and the related payment is due and non-refundable, provided there is no future service obligation associated with that milestone. Substantive performance milestones typically consist of significant achievements in the development life-cycle of the related product candidate, such as completion of clinical trials, filing for approval with regulatory agencies, and receipt of approvals by regulatory agencies. In determining whether a payment is deemed to be a substantive performance milestone, the Company takes into consideration (i) the enhancement in value to the related development product candidate, (ii) the Company's performance and relative level of effort required to achieve the milestone, (iii) whether the milestone relates solely to past performance, and (iv) whether the milestone payment is considered reasonable relative to all of the deliverables and payment terms. Payments for achieving milestones which are not considered substantive are deferred and recognized over the related performance period.

The Company enters into collaboration agreements that include varying arrangements regarding which parties perform and bear the costs of research and development activities. The Company may share the costs of research and development activities with a collaborator, such as in the Company's EYLEA collaboration with Bayer HealthCare, or the Company may be reimbursed for all or a significant portion of the costs of the Company's research and development activities, such as in the Company's ZALTRAP and antibody collaborations with Sanofi. The Company records its internal and third-party development costs associated with these collaborations as research and development expenses. When the Company is entitled to reimbursement of all or a portion of the research and development expenses that it incurs under a collaboration, the Company records those reimbursable amounts as collaboration revenue proportionately as the Company recognizes its expenses. If the collaboration is a cost-sharing arrangement in which both the Company and its collaborator perform development work and share costs, in periods when the Company's collaborator incurs development expenses that benefit the collaboration and Regeneron, the Company also recognizes, as additional research and development expense, the portion of the collaborator's development expenses that the Company is obligated to reimburse.

The Company may also be obligated to use commercially reasonable efforts to supply commercial product to its collaborators. In such cases, the Company is reimbursed for its manufacturing costs as commercial product is shipped to its collaborators; however, recognition of such cost reimbursements as collaboration revenue is deferred until the product is sold by the Company's collaborators to third-party customers, at which time the Company's risk of inventory loss no longer exists. In addition, at that time, the related manufacturing costs for the sold product, which had been capitalized into inventory, are recognized by the Company.

Under the Company's collaboration agreements, product sales and cost of sales are recorded by the Company's collaborators. The Company shares in any profits or losses arising from the commercialization of collaboration products. The Company records its share of the profits or losses, representing net product sales less cost of goods sold and shared commercialization and other expenses, from commercialization of such products as collaboration revenue.

In connection with non-refundable licensing payments, the Company's performance period estimates are principally based on projections of the scope, progress, and results of its research and development activities. Due to the variability in the scope of activities and length of time necessary to develop a drug product, changes to development plans as programs progress, and uncertainty in the ultimate requirements to obtain governmental approval for commercialization, revisions to performance period

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

estimates are likely to occur periodically, and could result in material changes to the amount of revenue recognized each year in the future. In addition, estimated performance periods may change if development programs encounter delays, or the Company and its collaborators decide to expand or contract the clinical plans for a drug candidate in various disease indications. Also, if a collaborator terminates an agreement in accordance with the terms of the agreement, the Company would recognize as revenue any unamortized remainder of an up-front or previously deferred payment at the time of the termination.

c. VelocImmune® Technology Licensing

The Company enters into non-exclusive license agreements with third parties that allow the third party to utilize the Company's VelocImmune technology in its internal research programs. The terms of these agreements include up-front payments and entitle the Company to receive royalties on any future sales of products discovered by the third party using the Company's VelocImmune technology. Up-front payments under these agreements, where continuing involvement is required of the Company, are deferred and recognized ratably over their respective license periods.

Investment Income

Interest income, which is included in investment income, is recognized as earned.

Research and Development Expenses

Research and development expenses include costs directly attributable to the conduct of research and development programs, including the cost of salaries, payroll taxes, employee benefits, materials, supplies, depreciation on and maintenance of research equipment, costs related to research collaboration and licensing agreements, the cost of services provided by outside contractors, including services related to the Company's clinical trials, clinical trial expenses, the full cost of manufacturing drug for use in research, preclinical development, and clinical trials, amounts that the Company is obligated to reimburse to collaborators for research and development expenses that they incur, and the allocable portions of facility costs, such as rent, utilities, insurance, repairs and maintenance, depreciation, and general support services. All costs associated with research and development are expensed.

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

Clinical activities which relate principally to clinical sites and other administrative functions to manage the Company's clinical trials are performed primarily by CROs. CROs typically perform most of the start-up activities for the Company's trials, including document preparation, site identification, screening and preparation, pre-study visits, training, and program management. On a budgeted basis, these start-up costs are typically 10% to 20% of the total contract value. On an actual basis, this percentage range can be significantly wider, as many of the Company's contracts with CROs are either expanded or reduced in scope compared to the original budget, while start-up costs for the particular trial may not change materially. These start-up costs usually occur within a few months after the contract has been executed and are event driven in nature. The remaining activities and related costs, such as patient monitoring and administration, generally occur ratably throughout the life of the individual contract or study. In the event of early termination of a clinical trial, the Company accrues and recognizes expenses in an amount based on its estimate of the remaining non-cancelable obligations associated with the winding down of the clinical trial and/or penalties.

For clinical study sites, where payments are made periodically on a per-patient basis to the institutions performing the clinical study, the Company accrues expenses on an estimated cost-per-patient basis, based on subject enrollment and activity in each quarter. The amount of clinical study expense recognized in a quarter may vary from period to period based on the duration and progress of the study, the activities to be performed by the sites each quarter, the required level of patient enrollment, the rate at which patients actually enroll in and drop-out of the clinical study, and the number of sites involved in the study. Clinical trials that bear the greatest risk of change in estimates are typically those that have a significant number of sites, require a large number of patients, have complex patient screening requirements, and span multiple years. During the course of a trial, the Company adjusts its rate of clinical expense recognition if actual results differ from the Company's estimates. The Company's estimates and

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

assumptions for clinical expense recognition could differ significantly from its actual results, which could cause material increases or decreases in research and development expenses in future periods when the actual results become known.

Stock-based Compensation

The Company recognizes stock-based compensation expense for grants of stock option awards and restricted stock under the Company's Long-Term Incentive Plan to employees and non-employee members of the Company's board of directors based on the grant-date fair value of those awards. The grant-date fair value of an award is generally recognized as compensation expense over the award's requisite service period. In addition, the Company has granted performance-based stock option awards which vest based upon the optionee satisfying certain performance and service conditions as defined in the agreements. Potential compensation cost, measured on the grant date, related to these performance options will be recognized only if, and when, the Company estimates that these options will vest, which is based on whether the Company considers the options' performance conditions to be probable of attainment. The Company's estimates of the number of performance-based options that will vest will be revised, if necessary, in subsequent periods.

The Company uses the Black-Scholes model to compute the estimated fair value of stock option awards. Using this model, fair value is calculated based on assumptions with respect to (i) expected volatility of the Company's Common Stock price, (ii) the periods of time over which employees and members of the board of directors are expected to hold their options prior to exercise (expected lives), (iii) expected dividend yield on the Common Stock, and (iv) risk-free interest rates. Stock-based compensation expense also includes an estimate, which is made at the time of grant, of the number of awards that are expected to be forfeited. This estimate is revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined on the basis of the difference between the tax basis of assets and liabilities and their respective financial reporting amounts (“temporary differences”) at enacted tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is established for deferred tax assets for which it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

The Company's policy is to recognize interest and penalties related to income tax matters in income tax expense.

Per Share Data

Net income (loss) per share, basic and diluted, is computed by dividing net income (loss) by the weighted average number of shares of Common Stock and Class A Stock outstanding. Net income (loss) per share is presented on a combined basis, inclusive of Common Stock and Class A Stock outstanding, as each class of stock has equivalent economic rights. Basic net income (loss) per share excludes restricted stock awards until vested. Diluted net income per share includes the potential dilutive effect of common stock equivalents as if such securities were converted or exercised during the period, when the effect is dilutive. Common stock equivalents include: (i) outstanding stock options and restricted stock awards under the Company's Long-Term Incentive Plans, which are included under the “treasury stock method” when dilutive, (ii) Common Stock to be issued upon the assumed conversion of the Company's convertible senior notes, which are included under the “if-converted method” when dilutive, and (iii) Common Stock to be issued upon the exercise of outstanding warrants, which are included under the “treasury stock method” when dilutive. The computation of diluted net loss per share for the years ended December 31, 2011 and 2010 does not include common stock equivalents, since such inclusion would be antidilutive.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

Consolidation

The consolidated financial statements include the accounts of Regeneron and its wholly-owned subsidiaries. Intercompany balances and transactions are eliminated in consolidation.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents, marketable securities (see Note 6), and accounts receivable. Accounts receivable from product sales of EYLEA and ARCALYST are due from three distributors and several specialty pharmacies, who are the Company's customers. The Company has contractual payment terms with each of its customers, and the Company monitors its customers' financial performance and credit worthiness so that it can properly assess and respond to any changes in their credit profile. In addition, the Company may insure a portion of its accounts receivables within its overall risk management practices. During 2012, 2011, and 2010, the Company did not recognize any charges for write-offs of accounts receivable related to its marketed products.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Estimates which could have a significant impact on the Company's financial statements include:

•	Product rebates, chargebacks, distribution-related fees, and returns in connection with the recognition of product sales revenue.

•
Periods over which payments, including non-refundable up-front, license, and milestone payments, are recognized as revenue in connection with collaboration and other agreements to develop and commercialize product candidates and utilize the Company's technology platforms.

•	Periods over which certain clinical trial costs, including costs for clinical activities performed by contract research organizations, are recognized as research and development expenses.

•
In connection with the recognition of expense, using a blended royalty rate, related to the Company's non-exclusive license with Genentech, Inc., the Company's estimate of cumulative EYLEA sales through May 7, 2016 (see Note 13b).

•
In connection with stock option awards, (i) the fair value of stock options on their date of grant using the Black-Scholes option-pricing model, based on assumptions with respect to (a) expected volatility of the Company's Common Stock price, (b) the periods of time for which employees and members of the Company's board of directors are expected to hold their options prior to exercise (expected lives), (c) expected dividend yield on the Company's Common Stock, and (d) risk-free interest rates, which are based on quoted U.S. Treasury rates for securities with maturities approximating the options' expected lives; (ii) the number of stock option awards that are expected to be forfeited; and (iii) with respect to performance-based stock option awards, if and when the options' performance conditions are considered to be probable of attainment.

•
The Company's determination of whether marketable securities are other-than-temporarily impaired. The Company conducts a review of its portfolio of marketable securities, using both quantitative and qualitative factors, to determine, for securities whose current fair value is less than their cost, whether the decline in fair value below cost is other-than-temporary. In making this determination, the Company considers factors such as the length of time and the extent to which fair value has been less than cost, financial condition and near-term prospects of the issuer, recommendations of investment advisors, and forecasts of economic, market, or industry trends. This review process also includes an evaluation of the Company's ability and intent to hold individual securities until they mature or their full value can be recovered. This review is subjective and requires a high degree of judgment.

•	Useful lives of property, plant, and equipment.

•
Inventory that may expire prior to expected sale or has a cost basis in excess of its estimated realizable value, which is written-down, as appropriate. In addition, capitalization of inventory costs associated with the Company's products prior to regulatory approval when, based on management's judgment, future commercialization is considered probable and the future economic benefit is expected to be realized.

•	The extent to which deferred tax assets and liabilities are offset by a valuation allowance.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

With respect to the Company's collaborations with Sanofi and Bayer HealthCare:

•	Included in Sanofi collaboration revenue is the Company's share of profits or losses from commercialization of ZALTRAP, which is provided by Sanofi, and includes an estimate of the Company's share of profits or losses for the most recent fiscal quarter.

•
Included in Bayer HealthCare collaboration revenue is the Company's share of profits or losses from commercialization of EYLEA outside the United States, which is provided by Bayer HealthCare, and includes an estimate of the Company's share of profits or losses for the most recent fiscal quarter.

•
Included in research and development expenses is the Company's share of EYLEA development expenses incurred by Bayer HealthCare, including the Company's share of Bayer HealthCare estimated development expenses for the most recent fiscal quarter.

These estimates for the most recent fiscal quarter are adjusted, if necessary, in the subsequent quarter to reflect actual amounts for the quarter.

Impact of Recently Issued Accounting Standards

Presentation of comprehensive income

In June and December 2011, the FASB amended its authoritative guidance on the presentation of comprehensive income. Under the amendments, an entity has the option to present comprehensive income and net income either in a single continuous statement or in two separate but consecutive statements. This amendment, therefore, eliminated the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendment did not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The Company adopted this amended guidance for the fiscal year beginning January 1, 2012. As this guidance relates to presentation only, the adoption of this guidance did not have any other effect on the Company's financial statements.

Reclassifications

Certain reclassifications have been made to prior period amounts to conform with the current period's presentation.

3. Net Product Sales
In November 2011, the Company received marketing approval from the FDA for EYLEA (aflibercept) Injection for the treatment of wet AMD. In September 2012, the Company received marketing approval from the FDA for EYLEA for the treatment of macular edema following CRVO. EYLEA net product sales totaled $837.9 million and $24.8 million for the years ended December 31, 2012 and 2011, respectively.
In February 2008, the Company received marketing approval from the FDA for ARCALYST Injection for Subcutaneous Use for the treatment of CAPS. ARCALYST net product sales totaled $20.2 million, $19.9 million, and $25.3 million for the years ended December 31, 2012, 2011, and 2010, respectively. The Company had limited historical returns experience for ARCALYST beginning with initial sales in 2008 through the end of 2009; therefore, ARCALYST net product sales were deferred until the right of return no longer existed and rebates could be reasonably estimated. Effective in the first quarter of 2010, the Company determined that it had accumulated sufficient historical data to reasonably estimate both product returns and rebates of ARCALYST. As a result, ARCALYST net product sales during 2010 included $20.5 million of net product sales made during this period and $4.8 million of previously deferred net product sales. The effect of recognizing the previously deferred ARCALYST net product sales revenue was to lower the Company's net loss per share by $0.06 in 2010.
For the years ended December 31, 2012 and 2011, the Company recorded 78% and 42%, respectively, of its total gross product revenue from sales to Besse Medical, a subsidiary of AmerisourceBergen Corporation.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

Revenue from product sales are recorded net of applicable provisions for rebates and chargebacks under governmental programs (including Medicaid), distribution-related fees, prompt pay discounts, product returns, and other sales-related deductions. The following table summarizes the provisions, and credits/payments, for these sales-related deductions; such amounts were not significant during the year ended December 31, 2011.

	Rebates & Chargebacks	Distribution- Related Fees	Other Sales- Related Deductions	Total
Balance as of December 31, 2011	$585	$1,451	$182	$2,218
Provision related to current period sales	14,153	45,028	3,070	62,251
Credits/payments	(11,755)	(31,181)	(2,707)	(45,643)
Balance as of December 31, 2012	$2,983	$15,298	$545	$18,826

4. Collaboration and Contract Research Agreements

The Company has entered into various agreements related to its activities to develop and commercialize product candidates and utilize its technology platforms. Significant agreements of this kind are described below.

a. Sanofi

As described in Note 14, Sanofi has purchased a total of 15,816,953 shares of the Company's Common Stock, principally in connection with the companies' ZALTRAP and antibody collaborations described below. Total Company-incurred expenses associated with these Sanofi collaborations, which include reimbursable and non-reimbursable amounts and an allocable portion of general and administrative costs, were $405.8 million in 2012, $318.2 million in 2011, and $282.4 million in 2010.

ZALTRAP (aflibercept)

In September 2003, the Company entered into a collaboration agreement (the “ZALTRAP Agreement”) with Aventis Pharmaceuticals Inc. (predecessor to Sanofi U.S.), to jointly develop and commercialize ZALTRAP. In connection with this agreement, Sanofi made a non-refundable up-front payment of $80.0 million and purchased 2,799,552 newly issued unregistered shares of the Company's Common Stock for $45.0 million. In January 2005, the Company and Sanofi amended the ZALTRAP Agreement to exclude intraocular delivery of aflibercept to the eye (“Intraocular Delivery”) from joint development under the agreement, and product rights to aflibercept in Intraocular Delivery reverted to Regeneron. In connection with this amendment, Sanofi made a $25.0 million non-refundable payment to Regeneron (the “Intraocular Termination Payment”). In December 2005, the Company and Sanofi amended the ZALTRAP Agreement to expand the territory in which the companies are collaborating on the development of ZALTRAP to include Japan. In connection with this amendment, Sanofi agreed to make a $25.0 million non-refundable up-front payment to the Company, which was received in January 2006.

In August 2012, the FDA approved ZALTRAP Injection for Intravenous Infusion, in combination with FOLFIRI, for patients with mCRC that is resistant to or has progressed following an oxaliplatin-containing regimen, and Sanofi commenced ZALTRAP sales in the United States. The Company earned, and recorded as revenue in 2012, a $50.0 million substantive milestone payment from Sanofi upon FDA approval of ZALTRAP. The Company currently manufactures clinical and commercial supplies of ZALTRAP.

Under the ZALTRAP Agreement, as amended, the Company and Sanofi share co-promotion rights and profits and losses on sales of ZALTRAP outside of Japan, for disease indications included in the companies' collaboration. The Company is entitled to a royalty of approximately 35% on annual sales of ZALTRAP in Japan, subject to certain potential adjustments. According to the terms of the ZALTRAP Agreement, the Company may also receive up to $350 million in additional substantive milestone payments upon receipt of specified marketing approvals, including up to $310 million in milestone payments related to the receipt of marketing

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

approvals for up to seven ZALTRAP oncology and other indications in the United States or the European Union and up to $40 million related to the receipt of marketing approvals for up to five ZALTRAP oncology indications in Japan.

Under the ZALTRAP Agreement, as amended, agreed upon worldwide development expenses incurred by both companies during the term of the agreement are funded by Sanofi. If the collaboration becomes profitable, Regeneron will be obligated to reimburse Sanofi for 50% of these development expenses, in accordance with a formula based on the amount of development expenses and Regeneron's share of the collaboration profits and Japan royalties, or at a faster rate at Regeneron's option. In connection with the January 2005 amendment to the ZALTRAP Agreement, the Intraocular Termination Payment of $25.0 million will also be subject to 50% reimbursement by Regeneron to Sanofi if the collaboration becomes profitable. In particular, the Company's total contingent reimbursement obligation to Sanofi for ZALTRAP was approximately $415 million as of December 31, 2012.Regeneron has the option to conduct additional pre-Phase III studies at its own expense.

Sanofi has the right to terminate the agreement without cause with at least twelve months advance notice. Upon termination of the agreement for any reason, Regeneron's obligation to reimburse Sanofi for 50% of ZALTRAP development expenses will terminate, and the Company will retain all rights to ZALTRAP.

In accordance with the Company's revenue recognition policy described in Note 2, the up-front payments received in September 2003 and January 2006, of $80.0 million and $25.0 million, respectively, and reimbursement of Regeneron-incurred development expenses, are being recognized as collaboration revenue over the related performance period.

The collaboration revenue related to ZALTRAP that the Company earned from Sanofi is detailed below:

	Year ended December 31,
ZALTRAP Collaboration Revenue:	2012	2011	2010
Regeneron's share of losses in connection with commercialization of ZALTRAP	$(25,634)	$(9,341)
Substantive milestone payment	50,000
Reimbursement of Regeneron research and development and other expenses	12,821	16,891	$16,483
Recognition of deferred revenue related to up-front payments	11,149	9,932	9,932
	$48,336	$17,482	$26,415

In connection with the ZALTRAP Agreement, (i) at December 31, 2012 and 2011, there was a net payable of $2.7 million and $3.7 million, respectively, to Sanofi, and (ii) deferred revenue at December 31, 2012 and 2011 was $14.8 million and $22.9 million, respectively.

Antibodies

In November 2007, the Company entered into a global, strategic collaboration (the “Antibody Collaboration”) with Sanofi to discover, develop, and commercialize fully human monoclonal antibodies. In connection with the collaboration, in December 2007, Sanofi purchased 12 million newly issued, unregistered shares of the Company's Common Stock for $312.0 million (see Note 14).

The Antibody Collaboration is governed by a Discovery and Preclinical Development Agreement (the “Discovery Agreement”) and a License and Collaboration Agreement (the “License Agreement”). In connection with the execution of the Discovery Agreement in 2007, the Company received a non-refundable up-front payment of $85.0 million from Sanofi. In addition, under the Discovery Agreement, Sanofi is funding the Company's research to identify and validate potential drug discovery targets and develop fully human monoclonal antibodies against these targets. In November 2009, the Company and Sanofi amended these collaboration agreements to expand and extend the Antibody Collaboration. Pursuant to the Discovery Agreement, as amended, Sanofi agreed to fund up to $160 million per year of the Company's research activities in 2010 through 2017, subject to a one-time option for Sanofi to adjust the maximum reimbursement amount down to $120 million per year commencing in 2014 if over the prior two years certain specified criteria were not satisfied. In 2010, as the Company scaled up its capacity to conduct antibody discovery activities, Sanofi funded $137.7 million of the Company's preclinical research under the amended Discovery Agreement.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

The balance between that amount and $160 million, or $22.3 million, was added to the funding otherwise available to the Company in 2011-2012 under the amended Discovery Agreement. The amended Discovery Agreement will expire on December 31, 2017; however, Sanofi has an option to extend the agreement for up to an additional three years for further antibody development and preclinical activities.

For each drug candidate identified under the Discovery Agreement, Sanofi has the option to license rights to the candidate under the License Agreement. If it elects to do so, Sanofi will co-develop the drug candidate with the Company through product approval. Under certain defined circumstances, upon exercising its option to license rights to particular candidates, Sanofi must make a $10 million substantive milestone payment to the Company. If Sanofi does not exercise its option to license rights to a particular drug candidate under the License Agreement, the Company retains the exclusive right to develop and commercialize such drug candidate, and Sanofi will receive a royalty on sales, if any. The Company and Sanofi are currently co-developing six therapeutic antibodies under the License Agreement.

Under the License Agreement, agreed upon worldwide development expenses incurred by both companies during the term of the agreement are funded by Sanofi, except that following receipt of the first positive Phase 3 trial results for a co-developed drug candidate, subsequent Phase 3 trial-related costs for that drug candidate (“Shared Phase 3 Trial Costs”) are shared 80% by Sanofi and 20% by Regeneron. If the Antibody Collaboration becomes profitable, Regeneron will be obligated to reimburse Sanofi for 50% of development expenses that were fully funded by Sanofi and 30% of Shared Phase 3 Trial Costs, in accordance with a defined formula based on the amounts of these expenses and the Company's share of collaboration profits from commercialization of collaboration products. However, the Company is not required to apply more than 10% of its share of the profits from the antibody collaboration in any calendar quarter to reimburse Sanofi for these development costs. In particular, the Company's contingent reimbursement obligation to Sanofi was approximately $510 million as of December 31, 2012.

Sanofi will lead commercialization activities for products developed under the License Agreement, subject to the Company's right to co-promote such products. The parties will equally share profits and losses from sales within the United States. The parties will share profits outside the United States on a sliding scale based on sales starting at 65% (Sanofi)/35% (Regeneron) and ending at 55% (Sanofi)/45% (Regeneron), and losses outside the United States at 55% (Sanofi)/45% (Regeneron). In addition to profit sharing, the Company is entitled to receive up to $250 million in sales milestone payments, with milestone payments commencing only if and after aggregate annual sales outside the United States exceed $1.0 billion on a rolling 12-month basis.

Regeneron is obligated to use commercially reasonable efforts to supply clinical requirements of each drug candidate under the Antibody Collaboration until commercial supplies of that drug candidate are being manufactured. In connection with the November 2009 amendment of the collaboration's Discovery Agreement, Sanofi funded $30.0 million of agreed-upon costs the Company incurred to expand its manufacturing capacity at its Rensselaer, New York facilities.

With respect to each antibody product which enters development under the License Agreement, Sanofi or the Company may, by giving twelve months notice, opt-out of further development and/or commercialization of the product, in which event the other party retains exclusive rights to continue the development and/or commercialization of the product. The Company may also opt-out of the further development of an antibody product if it gives notice to Sanofi within thirty days of the date that Sanofi enters joint development of such antibody product under the License Agreement. Each of the Discovery Agreement and the License Agreement contains other termination provisions, including for material breach by the other party. Prior to December 31, 2017, Sanofi has the right to terminate the amended Discovery Agreement without cause with at least three months advance written notice; however, except under defined circumstances, Sanofi would be obligated to immediately pay to the Company the full amount of unpaid research funding during the remaining term of the research agreement through December 31, 2017. Upon termination of the collaboration in its entirety, the Company's obligation to reimburse Sanofi for development costs out of any future profits from collaboration products will terminate. Upon expiration of the amended Discovery Agreement, Sanofi has an option to license the Company's VelocImmune technology for agreed upon consideration.

In connection with the Antibody Collaboration, in August 2008, the Company entered into a separate agreement with Sanofi, which extended through December 2012, to use Regeneron's proprietary VelociGene® technology platform to supply Sanofi with genetically modified mammalian models of gene function and disease (the “VelociGene Agreement”). The VelociGene Agreement provided for minimum annual order quantities for the term of the agreement, for which the Company expects to receive payments totaling $21.5 million.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

In accordance with the Company's revenue recognition policy described in Note 2, the (i) $85.0 million up-front payment received in December 2007, (ii) reimbursement of Regeneron-incurred expenses under the Discovery and License Agreements, (iii) $21.5 million of aggregate minimum payments under the VelociGene Agreement, and (iv) reimbursement of agreed-upon costs to expand the Company's manufacturing capacity are being recognized as collaboration revenue over the related performance period.

In connection with the Antibody Collaboration, the Company recognized $375.5 million, $309.1 million, and $284.9 million of collaboration revenue in 2012, 2011, and 2010, respectively. In addition, at December 31, 2012 and 2011, amounts receivable from Sanofi totaled $102.6 million and $78.5 million and deferred revenue was $78.7 million and $83.1 million, respectively.

b. Bayer HealthCare LLC

In October 2006, the Company entered into a license and collaboration agreement with Bayer HealthCare for the global development and commercialization outside the United States of EYLEA. Under the terms of the agreement, Bayer HealthCare made a non-refundable up-front payment to the Company of $75.0 million. In August 2007, the Company received a $20.0 million milestone payment from Bayer HealthCare following dosing of the first patient in a Phase 3 study of EYLEA for the treatment of wet AMD. In 2009, the Company received a $20.0 million substantive milestone payment from Bayer HealthCare following dosing of the first patient in a Phase 3 study of EYLEA for the treatment of macular edema following CRVO. In 2010, the Company earned two $10.0 million substantive milestone payments (for a total of $20.0 million) from Bayer HealthCare for achieving positive 52-week results in the Phase 3 study of EYLEA in wet AMD and positive 6-month results in the Phase 3 study of EYLEA in CRVO. In 2012, the Company earned and received a $15.0 million and $10.0 million substantive milestone payment related to marketing and pricing approval, respectively, of EYLEA for the treatment of wet AMD in Japan. The Company is eligible to receive up to $25 million in additional future substantive milestone payments related to marketing approvals of EYLEA in other indications in major market countries outside the United States. The Company is also eligible to receive up to $135 million in sales milestone payments when and if total annual sales of EYLEA outside the United States achieve certain specified levels starting at $200 million.

Sales of EYLEA commenced in the fourth quarter of 2012 in the United Kingdom, Germany, Switzerland, Australia, Japan, and certain other countries. Bayer HealthCare will market EYLEA outside the United States, where, for countries other than Japan, the Company and Bayer HealthCare will share equally in profits and losses from sales of EYLEA. The Company is entitled to a tiered royalty of between 33.5% and 40.0% of EYLEA annual sales in Japan. The Company is obligated to reimburse Bayer HealthCare out of its share of the collaboration profits (including royalties on sales of EYLEA in Japan) for 50% of the agreed upon development expenses that Bayer HealthCare has incurred in accordance with a formula based on the amount of development expenses that Bayer HealthCare has incurred and the Company's share of the collaboration profits, or at a faster rate at the Company's option. In particular, the Company's contingent reimbursement obligation to Bayer HealthCare was approximately $273 million as of December 31, 2012. Within the United States, the Company is responsible for commercialization of EYLEA and retains exclusive rights to all profits from such commercialization in the United States.

Starting in 2009, all agreed upon EYLEA development expenses incurred by the Company and Bayer HealthCare, under a global development plan, are being shared equally. The Company is also obligated to use commercially reasonable efforts to supply clinical and commercial product requirements.

Bayer HealthCare has the right to terminate the Bayer Agreement without cause with at least six months or twelve months advance notice depending on defined circumstances at the time of termination. In the event of termination of the agreement for any reason, the Company retains all rights to EYLEA.

The $75.0 million up-front licensing payment and the $20.0 million milestone payment received in August 2007 from Bayer HealthCare are being recognized as collaboration revenue over the related estimated performance period in accordance with the Company's revenue recognition policy as described in Note 2. In periods when the Company recognizes EYLEA development expenses that the Company incurs under the collaboration, the Company also recognizes, as collaboration revenue, the portion of those EYLEA development expenses that is reimbursable from Bayer HealthCare. In periods when Bayer HealthCare incurs agreed upon EYLEA development expenses that benefit the collaboration and Regeneron, the Company also recognizes, as additional research and development expense, the portion of Bayer HealthCare's EYLEA development expenses that the Company is obligated to reimburse.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

The collaboration revenue the Company earned from Bayer HealthCare is detailed below:

	Year ended December 31,
Bayer HealthCare Collaboration Revenue	2012	2011	2010
Cost-sharing of Regeneron EYLEA development expenses	$37,191	$33,681	$45,509
Substantive milestone payments	25,000		20,000
Regeneron's net profit in connection with commercialization of EYLEA outside the United States	—
Recognition of deferred revenue related to up-front and other milestone payments	7,908	9,390	9,884
	$70,099	$43,071	$75,393

In addition, in 2012, 2011, and 2010, the Company recognized as additional research and development expense $21.9 million, $47.8 million, and $48.9 million, respectively, of EYLEA development expenses that the Company was obligated to reimburse to Bayer HealthCare.

In connection with cost-sharing of EYLEA expenses under the collaboration, $2.8 million and $4.5 million was receivable from Bayer HealthCare at December 31, 2012 and 2011, respectively. In addition, at December 31, 2012 and 2011, deferred revenue from the Company's collaboration with Bayer HealthCare was $36.5 million and $42.4 million, respectively.

c. National Institute of Health

In September 2006, the Company was awarded a grant from the National Institutes of Health (“NIH”) as part of the NIH's Knockout Mouse Project. As amended, the NIH grant provided a minimum of $25.3 million in funding over a five-year period, including $1.5 million in funding to optimize certain existing technology, subject to compliance with its terms and annual funding approvals, for the Company's use of its VelociGene technology to generate a collection of targeting vectors and targeted mouse embryonic stem cells which can be used to produce knockout mice. The Company recorded revenue in connection with the NIH grant using a proportional performance model as it incurred expenses related to the grant, subject to the grant's terms and annual funding approvals. In 2011 and 2010, the Company recognized contract research revenue of $3.6 million and $4.6 million, respectively, from the NIH Grant. As of the end of 2011, no further revenue has been recognized by the Company in connection with this NIH Grant.

5. Technology Licensing Agreements

In March 2007, the Company entered into a six-year, non-exclusive license agreement with Astellas Pharma Inc. to allow Astellas to utilize the Company's VelocImmune technology in its internal research programs to discover human monoclonal antibodies. Under the terms of the agreement, Astellas made a $20.0 million annual, non-refundable payment to the Company in each of 2010, 2009, 2008, and 2007. In July 2010, the license agreement with Astellas was amended and extended through June 2023. Under the terms of the amended agreement, Astellas made a $165.0 million up-front payment to the Company in August 2010, which was deferred upon receipt and is being recognized as revenue ratably over the seven-year period beginning in mid-2011. In addition, Astellas will make a $130.0 million second payment to the Company in June 2018 unless the license agreement has been terminated prior to that date. Astellas has the right to terminate the agreement at any time by providing 90 days' advance written notice. Under certain limited circumstances, such as a material breach of the agreement by the Company, Astellas may terminate the agreement and receive a refund of a portion of its up-front payment or, if such termination occurs after June 2018, a portion of its second payment, to the Company under the July 2010 amendment to the agreement. The Company is entitled to receive a mid-single digit royalty on any future sales of antibody products discovered by Astellas using the Company's VelocImmune technology. In connection with the Astellas license agreement, for each of the years ended December 31, 2012, 2011, and 2010, the Company recognized $23.6 million, $22.0 million, and $20.0 million of technology licensing revenue, respectively. In addition, deferred revenue at December 31, 2012 and 2011 was $128.2 million and $151.7 million, respectively.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

In February 2007, the Company entered into a six-year, non-exclusive license agreement with AstraZeneca UK Limited to allow AstraZeneca to utilize the Company's VelocImmune technology in its internal research programs to discover human monoclonal antibodies. Under the terms of the agreement, AstraZeneca made a $20.0 million annual, non-refundable payment to the Company in each of 2010, 2009, 2008, and 2007. Each annual payment was deferred and recognized as revenue ratably over approximately the ensuing twelve-month period. In November 2010, as permitted by the agreement, MedImmune Limited (as successor by novation from AstraZeneca) gave written notice of voluntary termination of the agreement, effective in February 2011, thereby canceling its obligation to make either of the final two annual payments. Regeneron remains entitled to receive mid-single digit royalties on any future sales of antibody products discovered by MedImmune/AstraZeneca using the VelocImmune technology. In connection with the AstraZeneca license agreement, for the years ended December 31, 2011 and 2010, the Company recognized $2.9 million and $20.0 million, respectively, of technology licensing revenue. There was no technology licensing revenue recognized in 2012 in connection with the AstraZeneca license agreement.

6. Marketable Securities
Marketable securities at December 31, 2012 and December 31, 2011 consist of debt and equity securities. The Company also held restricted marketable securities at both December 31, 2012 and December 31, 2011, which consisted of debt securities, as detailed below, that collateralize letters of credit and lease obligations.
The following tables summarize the amortized cost basis of debt and equity securities included in marketable securities, the aggregate fair value of those securities, and gross unrealized gains and losses on those securities at December 31, 2012 and December 31, 2011.

	Amortized	Unrealized		Fair
At December 31, 2012	Cost Basis	Gains	Losses	Value
Unrestricted
U.S. government and government agency obligations	$327,502	$661	$(17)	$328,146
Municipal bonds	17,542		(32)	17,510
Equity securities	4,044		(651)	3,393
	349,088	661	(700)	349,049
Restricted
U.S. government obligations	5,902	9	(2)	5,909
	$354,990	$670	$(702)	$354,958

At December 31, 2011
Unrestricted
U.S. government and government agency obligations	$284,458	$442	$(81)	$284,819
U.S. government guaranteed corporate bonds	15,263	54		15,317
U.S. government guaranteed collateralized mortgage obligations	623			623
Municipal bonds	15,314	13	(1)	15,326
Mortgage-backed securities	268		(153)	115
Equity securities	4,044		(1,025)	3,019
	319,970	509	(1,260)	319,219
Restricted
U.S. government obligations	5,919	21		5,940
	$325,889	$530	$(1,260)	$325,159
The Company classifies its debt securities, other than mortgage-backed securities, based on their contractual maturity dates. Maturities of mortgage-backed securities were estimated based primarily on repayment characteristics and experience of the senior

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

tranches that the Company held. The debt securities listed at December 31, 2012 mature at various dates through December 2015. The fair values of debt security investments by contractual maturity as of December 31, 2012 and 2011 consist of the following:

	2012	2011
Unrestricted
Maturities within one year	$77,819	$43,333
Maturities after one year through five years	267,837	272,780
Maturities after five years through ten years		87
	345,656	316,200
Restricted
Maturities within one year	2,781	3,357
Maturities after one year through five years	3,128	2,583
	5,909	5,940
	$351,565	$322,140
The following table shows the fair value of the Company’s marketable securities that have unrealized losses and that are deemed to be only temporarily impaired, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2012 and December 31, 2011.

	Less than 12 Months		12 Months or Greater		Total
At December 31, 2012	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Unrestricted
U.S. government and government agency obligations	$44,738	$(17)			$44,738	$(17)
Municipal bonds	17,510	(32)			17,510	(32)
Equity security			$3,393	$(651)	3,393	(651)
	62,248	(49)	3,393	(651)	65,641	(700)
Restricted
U.S government obligations	1,194	(2)			1,194	(2)
	$63,442	$(51)	$3,393	$(651)	$66,835	$(702)

At December 31, 2011
Unrestricted
U.S. government and government agency obligations	$103,529	$(81)			$103,529	$(81)
U.S. government guaranteed collateralized mortgage obligations	623	(1)			623	(1)
Municipal bonds	4,603	(1)			4,603	(1)
Equity security	3,019	(1,025)			3,019	(1,025)
Mortgage-backed securities			$116	$(152)	116	(152)
	$111,774	$(1,108)	$116	$(152)	$111,890	$(1,260)

Realized gains and losses are included as a component of investment income. For the years ended December 31, 2012, 2011, and 2010, total realized gains and losses on sales of marketable securities were not material.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

7. Fair Value Measurements
The Company’s assets that are measured at fair value on a recurring basis, at December 31, 2012 and 2011, consist of the following:

		Fair Value Measurements at Reporting Date Using
At December 31, 2012	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Unrestricted
Available-for-sale marketable securities:
U.S. government and government agency obligations	$328,146		$328,146
Municipal bonds	17,510		17,510
Equity security	3,393	$3,393
	349,049	3,393	345,656

Restricted
Available-for-sale marketable securities:
U.S. government obligations	5,909		5,909
	$354,958	$3,393	$351,565

At December 31, 2011
Unrestricted
Available-for-sale marketable securities:
U.S. government and government agency obligations	$284,819		$284,819
U.S. government guaranteed corporate bonds	15,317		15,317
U.S. government guaranteed collateralized mortgage obligations	623		623
Municipal bonds	15,326		15,326
Mortgage-backed securities	115		115
Equity security	3,019	$3,019
	319,219	3,019	316,200

Restricted
Available-for-sale marketable securities:
U.S. government obligations	5,940		5,940
	$325,159	$3,019	$322,140

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

Marketable securities included in Level 2 were valued using a market approach utilizing prices and other relevant information, such as interest rates, yield curves, prepayment speeds, loss severities, credit risks and default rates, generated by market transactions involving identical or comparable assets. The Company considers market liquidity in determining the fair value for these securities. The Company did not record any charges for other-than-temporary impairment of its Level 2 marketable securities in 2012 and 2011, and recorded an impairment charge in 2010 which was not material.
The Company holds one Level 3 marketable security, which had a fair value of $0 at December 31, 2012 and December 31, 2011. This Level 3 security was valued using information provided by the Company’s investment advisors and other sources, including quoted bid prices which took into consideration the security’s lack of liquidity. There were no purchases, sales, or maturities of Level 3 marketable securities and no unrealized gains or losses related to Level 3 marketable securities for the years ended December 31, 2012 and 2011. There were no transfers of marketable securities between Levels 1, 2, or 3 classifications during the years ended December 31, 2012 and 2011.
As of December 31, 2012, the Company had $400.0 million in aggregate principal amount of 1.875% convertible senior notes that will mature on October 1, 2016 unless earlier converted or repurchased. The fair value of the outstanding convertible senior notes was estimated to be $843.2 million and $375.5 million as of December 31, 2012 and 2011, respectively, and was determined based on Level 2 inputs.

8. Inventory
Inventories, which were included in prepaid expenses and other current assets in the Company's balance sheets, consist of the following:

	As of December 31,
	2012	2011
Raw materials	$4,862	$4,666
Work in process	14,656	8,846
Finished goods	2,570	1,142
Deferred costs	6,550	1,960
	$28,638	$16,614

Deferred costs represent the costs of product manufactured and shipped to our collaborators for which recognition of revenue has been deferred.
As of December 31, 2012, the inventory balance included reserves of $3.6 million; there were no inventory reserves at December 31, 2011. In 2012 and 2011, cost of goods sold included inventory write-downs and reserves totaling $17.0 million and $0.5 million, respectively. In 2010, there were no inventory write-downs or reserves included in cost of goods sold.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

9. Property, Plant, and Equipment

Property, plant, and equipment consist of the following:

	As of December 31,
	2012	2011
Land	$2,117	$2,117
Building and improvements	328,173	322,753
Leasehold improvements	10,576	4,479
Construction-in-progress	25,076	10,880
Laboratory and other equipment	159,026	156,397
Furniture, computer and office equipment, and other	35,485	29,468
	560,453	526,094
Less, accumulated depreciation and amortization	(180,513)	(158,139)
	$379,940	$367,955

Depreciation and amortization expense on property, plant, and equipment amounted to $36.9 million, $31.1 million, and $19.7 million for the years ended December 31, 2012, 2011, and 2010, respectively. Effective in the first quarter of 2010, the estimated useful lives of certain capitalized laboratory and other equipment, which is a component of property, plant, and equipment, were extended. The effect of this change in estimate was to lower depreciation expense by $4.0 million and to lower the Company's net loss per share by $0.05 for the year ended December 31, 2010. In addition, during 2012, the Company incurred a non-cash charge of $2.8 million in connection with disposals and retirements of fixed assets. There were no material non-cash charges in connection with disposals and retirements of fixed assets in 2011 or 2010.

Included in property, plant, and equipment at both December 31, 2012 and December 31, 2011 was $3.6 million of leased equipment under capital leases, and related accumulated amortization was $1.1 million and $0.5 million at December 31, 2012 and December 31, 2011, respectively.

Property, plant, and equipment at both December 31, 2012 and 2011 includes $86.2 million of costs incurred by the Company's landlord to construct new laboratory and office facilities in Tarrytown, New York in connection with the Company's December 2006 lease, as amended, of these facilities. See Note 13a.

10. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

	As of December 31,
	2012	2011
Accounts payable	$38,934	$27,736
Accrued payroll and related costs	19,987	42,835
Accrued clinical trial expense	10,985	9,850
Accrued sales-related deductions and royalties	21,870	3,947
Other accrued expenses and liabilities	19,569	11,257
	$111,345	$95,625

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

11. Deferred Revenue

Deferred revenue consists of the following:

	As of December 31,
	2012	2011
Current portion:
Received or receivable from Sanofi (see Note 4a)	$17,022	$20,011
Received or receivable from Bayer HealthCare (see Note 4b)	9,212	7,907
Received for technology license agreement (see Note 5)	23,572	23,572
Other	1,025	150
	$50,831	$51,640
Long-term portion:
Received or receivable from Sanofi (see Note 4a)	$76,520	$86,017
Received or receivable from Bayer HealthCare (see Note 4b)	27,256	34,456
Received for technology license agreement (see Note 5)	104,566	128,137
	$208,342	$248,610

12. Convertible Debt

In October 2011, the Company issued $400.0 million aggregate principal amount of 1.875% convertible senior notes (the “Notes”) in a private placement. The net proceeds from the Notes offering were $391.1 million after deducting the initial purchaser's discount and issuance costs.

The Notes pay interest semi-annually on April 1 and October 1, beginning April 1, 2012, and will mature on October 1, 2016 unless earlier converted or repurchased. The Notes will be convertible, subject to certain conditions, into cash, shares of the Company's Common Stock, or a combination of cash and shares of Common Stock, at the Company's option. The initial conversion rate for the Notes will be 11.9021 shares of Common Stock (subject to adjustment in certain circumstances) per $1,000 principal amount of the Notes, or a total of approximately 4,760,840 shares upon conversion, which is equal to an initial conversion price of approximately $84.02 per share. A holder of the Notes may surrender their Notes at their option any time prior to the close of business on the business day immediately preceding July 1, 2016, only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on December 31, 2011 (and only during such calendar quarter), if the last reported sale price of the Company's Common Stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price, as defined, of the Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company's Common Stock and the conversion rate on each such trading day; (iii) if the Company elects to issue to all or substantially all holders of its Common Stock any rights, options or warrants (other than pursuant to a rights plan) entitling them for a period of not more than 60 calendar days after the record date for such issuance, to subscribe for or purchase shares of the Company's Common Stock, at a price per share less than the average of the last reported sales prices of the Company's Common Stock for the ten consecutive day period ending on, and including, the trading day immediately preceding the declaration date for such issuance; (iv) upon specified distributions to the Company's shareholders; or (v) upon the occurrence of specified corporate transactions, such as a fundamental change (i.e., a change in control), or the Company's Common Stock ceasing to be listed on at least one U.S. national securities exchange. On or after July 1, 2016, holders may convert their Notes at the conversion rate at any time prior to the close of business on the second

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

scheduled trading day immediately preceding the maturity date irrespective of the foregoing conditions. In the event that a fundamental change, as defined in the indenture under which the Notes have been issued, occurs prior to maturity of the Notes, the initial conversion rate may be increased to include additional shares upon conversion, or holders can require the Company to purchase from them all or a portion of their Notes for 100% of the principal value plus any accrued and unpaid interest. Based on the reported sales prices of the Company's Common Stock, the Notes were able to be converted by holders as of December 31, 2012.

The Company has reserved sufficient shares of its Common Stock to satisfy the conversion requirements related to the Notes. The Company may not redeem the Notes prior to their maturity date.

As of December 31, 2012, the "if converted value" exceeded the principal amount of the Notes by $414.4 million.

In accordance with accounting guidance for debt with conversion and other options, the Company accounted for the liability and equity components of the Notes separately. The estimated fair value of the liability component at the date of issuance was $271.1 million, and was computed based on the fair value of similar debt instruments that do not include a conversion feature. The equity component of $120.9 million was recognized as a debt discount and represents the difference between the $392.0 million of gross proceeds from the issuance of the Notes and the $271.1 million estimated fair value of the liability component at the date of issuance. The debt discount is amortized over the expected life of a similar liability without the equity component. The Company determined this expected life to be equal to the term of the Notes, resulting in an amortization period ending October 1, 2016. The effective interest rate used to amortize the debt discount is approximately 10.2%, which was based on the Company's estimated non-convertible borrowing rate as of the date the Notes were issued.

Issuance costs of $0.9 million related to the issuance of the Notes were allocated to the liability and equity components in proportion to the allocation of the proceeds and accounted for as capitalized debt issuance costs and equity issuance costs, respectively.

The net carrying amount of the liability component of the Notes consists of the following:

	As of December 31,
	2012	2011
Total convertible senior notes - par	$400,000	$400,000
Unamortized discount	(103,482)	(124,981)
	$296,518	$275,019

Total interest expense associated with the Notes consisted of the following for the years ended December 31, 2012 and 2011:

	2012	2011
Contractual coupon interest rate	$7,503	$1,455
Amortization of discount and note issuance costs	21,623	3,944
	$29,126	$5,399

In connection with the offering of the Notes in October 2011, the Company entered into convertible note hedge (“call option”) and warrant transactions with multiple counterparties, including an affiliate of the initial purchaser. The convertible note hedge transactions cover, subject to customary anti-dilution adjustments, the number of shares of the Company's Common Stock that initially underlie the Notes, and are intended to reduce the potential dilutive impact of the conversion feature of the Notes. The convertible note hedge will terminate upon the earlier of the maturity date of the Notes or the first day the Notes are no longer outstanding. The Company paid $117.5 million for the convertible note hedge, which was recorded as a reduction to additional paid-in capital.

The warrant transactions have an initial strike price of approximately $103.41 per share, and may be settled in cash or shares of the Company's Common Stock, at the Company's option. The warrant transactions have a dilutive effect to the extent that the

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

market price per share of the Company's Common Stock exceeds the applicable strike price of the warrants. Proceeds received from the warrant transactions totaled $93.8 million and were recorded as additional paid-in capital. The warrants expire at various dates during 2017.

The convertible note hedge and warrants are both considered indexed to the Company's Common Stock and classified as equity; therefore, the convertible note hedge and warrants are not accounted for as derivative instruments. The Company has reserved sufficient shares of its Common Stock to satisfy the potential settlement of the warrants.

13. Commitments and Contingencies

a. Leases

Descriptions of Lease Agreements

The Company leases laboratory and office facilities in Tarrytown, New York, under a December 2006 lease agreement, as amended (the “Tarrytown Lease”). The facilities leased by the Company under the Tarrytown Lease include (i) space in previously existing buildings, (ii) newly constructed space in two buildings (“Buildings A and B”) that was completed in the third quarter of 2009 and, (iii) under a December 2009 amendment to the Tarrytown Lease, additional newly constructed space in a third building (“Building C”) that was completed in the first quarter of 2011. The Tarrytown Lease will expire in June 2024 and contains three renewal options to extend the term of the lease by five years each, escalations at 2.5% per annum, and early termination options for various portions of the space exclusive of the newly constructed space in Buildings A and B. The Tarrytown Lease provides for monthly payments over its term and additional charges for utilities, taxes, and operating expenses. Certain premises under the Tarrytown Lease are accounted for as operating leases. However, for Buildings A, B, and C that the Company is leasing, the Company is deemed, in substance, to be the owner of the landlord's buildings in accordance with the application of FASB authoritative guidance, and the landlord's costs of constructing these new facilities were required to be capitalized on the Company's books as a non-cash transaction, offset by a corresponding lease obligation on the Company's balance sheet.

In connection with the Tarrytown Lease, the Company issued a letter of credit in the amount of $3.4 million and collateralized the letter of credit with cash and marketable debt securities totaling $3.7 million and $3.6 million at December 31, 2012 and 2011, respectively. Such collateral has been classified as restricted cash and marketable securities.

In October 2008, the Company entered into a sublease with Sanofi U.S. for office space in Bridgewater, New Jersey. The lease commenced in January 2009 and expired in July 2011. In July 2011, the Company entered into an operating lease for office space in Liberty Corner, New Jersey, which expires in January 2017.

The Company also leases certain equipment under operating and capital leases which expire at various times through 2015.

Commitments under Operating Leases

The estimated future minimum noncancelable lease commitments under operating leases are as follows:

December 31,	Facilities	Equipment	Total
2013	$7,502	$1,250	$8,752
2014	7,554	273	7,827
2015	7,698	74	7,772
2016	7,857		7,857
2017	7,517		7,517
Thereafter	52,520		52,520
	$90,648	$1,597	$92,245

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

Rent expense under operating leases was:

Year Ending December 31,	Facilities	Equipment	Total
2012	$7,428	$601	$8,029
2011	7,191	599	7,790
2010	7,301	335	7,636

In addition to its rent expense under operating leases, and payments under facility lease obligations (see below), for various facilities, the Company paid rental charges for utilities, real estate taxes, and operating expenses of $10.9 million, $9.3 million, and $10.3 million for the years ended December 31, 2012, 2011, and 2010, respectively.

Commitments under Capital Leases

In 2011 and 2010, the Company entered into capital leases in connection with acquisitions of new equipment. The lease obligations are collateralized with marketable debt securities totaling $3.2 million and $3.3 million at December 31, 2012 and 2011, respectively; such collateral has been classified as restricted cash and marketable securities at December 31, 2012 and 2011. The Company did not enter into capital leases in 2012.

The estimated future minimum noncancelable lease commitments under capital leases are as follows:

December 31,	Equipment
2013	$1,255
2014	130
Total minimum lease payments	1,385
Less: amount representing interest	(76)
$1,309

At the end of the lease term, the Company is required to purchase the leased equipment for a nominal amount defined in the lease agreement. At December 31, 2012 and 2011, capital lease obligations totaled $1.3 million and $2.5 million, respectively, and were included in other liabilities.

Facility Lease Obligations

As described above, in connection with the application of FASB authoritative guidance to the Company's lease of office and laboratory facilities in Buildings A, B, and C, the Company capitalized the landlord's costs of constructing the new facilities and recognized a corresponding facility lease obligation. The Company also recognized, as additional facility lease obligation, reimbursements from the Company's landlord for tenant improvement costs that the Company incurred since, under FASB authoritative guidance, such payments that the Company receives from its landlord are deemed to be a financing obligation. Monthly lease payments on these facilities are allocated between the land element of the lease (which is accounted for as an operating lease) and the facility lease obligation, which was based on the initial estimated relative fair values of the land and buildings.

As of December 31, 2010, the Company had capitalized the landlord's costs of constructing Buildings A and B, which totaled $58.4 million, and of constructing Building C, which totaled $27.8 million. Reimbursements from the Company's landlord for Buildings A and B tenant improvement costs totaled $56.9 million and were received by the Company during 2010 and 2009. Reimbursements for Building C tenant improvement costs totaled $14.2 million and were received by the Company during 2010. With respect to Buildings A and B, monthly lease payments commenced in August 2009, the buildings were placed in service by the Company in September 2009, and the imputed interest rate applicable to the Company's facility lease obligation is approximately 11%. With respect to Building C, monthly lease payments commenced in January 2011, the building was placed in service by the Company in February 2011, and the imputed interest rate applicable to the Company's facility lease obligation is approximately 9%.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

In 2012 and 2011, the Company recognized $16.0 million and $15.6 million, respectively, of interest expense in connection with the Buildings A and B and the Building C facility lease obligations. In 2010, the Company recognized $9.1 million of interest expense in connection with the Buildings A and B facility lease obligation. At December 31, 2012 and 2011, the Buildings A and B facility lease obligation balance was $112.0 million and $113.0 million, respectively, and the Building C facility lease obligation balance was $48.8 million and $47.5 million, respectively.

The estimated future minimum noncancelable commitments under these facility lease obligations, as of December 31, 2012, are as follows:

December 31,	Buildings A and B	Building C	Total
2013	$13,092	$4,370	$17,462
2014	13,343	4,490	17,833
2015	13,600	4,614	18,214
2016	13,864	4,740	18,604
2017	14,134	4,870	19,004
Thereafter	98,906	35,029	133,935
	$166,939	$58,113	$225,052

b. Research Collaboration and Licensing Agreements

As part of the Company's research and development efforts, the Company enters into research collaboration and licensing agreements with related and unrelated companies, scientific collaborators, universities, and consultants. These agreements contain varying terms and provisions which include fees and milestones to be paid by the Company, services to be provided, and ownership rights to certain proprietary technology developed under the agreements. Some of the agreements contain provisions which require the Company to pay royalties, as defined, at rates that range from 1% to 16.5%, in the event the Company sells or licenses any proprietary products developed under the respective agreements.

In December 2011, the Company and Genentech, Inc., a member of the Roche Group, entered into a Non-Exclusive License and Partial Settlement Agreement (the “Genentech Agreement”) relating to ophthalmic sales of EYLEA in the United States. Pursuant to the Genentech Agreement, the Company received a non-exclusive license to certain patents relating to VEGF receptor proteins, known as the Davis-Smyth patents, and other technology patents. The Davis-Smyth patents are the subject of patent litigation between the Company and Genentech now pending in the United States District Court, Southern District of New York. Patent litigation is continuing with respect to matters not covered by the Genentech Agreement (see Note 19).

Under the terms of the Genentech Agreement, the Company agreed to make payments to Genentech based on U.S. sales of EYLEA commencing upon FDA approval of EYLEA in November 2011 through May 7, 2016. The Company made a one-time, non-refundable $60.0 million payment during 2012 upon cumulative U.S. sales of EYLEA reaching $400 million. In addition, the Company agreed to pay royalties of 4.75% on cumulative U.S. sales of EYLEA between $400 million and $3 billion and 5.5% on any cumulative U.S sales of EYLEA over $3 billion. As the Company records net product sales of EYLEA, the Company is recognizing expense in connection with the Genentech Agreement using a blended mid-single digit royalty rate that reflects both the $60.0 million payment and the royalties payable on cumulative sales and that is based upon the Company's estimate of cumulative EYLEA sales through May 7, 2016.

The Company recognizes royalty expense based on net product sales of its commercial products under various licensing agreements, including, for EYLEA sales in the United States, the Genentech Agreement described above. For the years ended December 31, 2012, 2011, and 2010, royalties on net product sales totaled $59.5 million, $3.2 million, and $1.7 million, respectively, and are included in cost of goods sold.

In July 2008, the Company and Cellectis S.A. (“Cellectis”) entered into an Amended and Restated Non-Exclusive License Agreement (the “Cellectis Agreement”). The Cellectis Agreement resolved a dispute between the parties related to the interpretation

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

of a license agreement entered into by the parties in December 2003 pursuant to which the Company licensed certain patents and patent applications from Cellectis. Pursuant to the Cellectis Agreement, in July 2008, the Company made a non-refundable $12.5 million payment to Cellectis (the “Cellectis Payment”) and agreed to pay Cellectis a low single-digit royalty based on revenue received by the Company from any future licenses or sales of the Company's VelociGene or VelocImmune products and services. No royalties are payable to Cellectis with respect to the Company's VelocImmune license agreements with AstraZeneca and Astellas or the Company's antibody collaboration with Sanofi. Moreover, no royalties are payable to Cellectis on any revenue from commercial sales of antibodies from the Company's VelocImmune technology.

The Company began amortizing the Cellectis Payment in the second quarter of 2008 in proportion to past and future anticipated revenues under the Company's license agreements with AstraZeneca and Astellas and the Discovery and Preclinical Development Agreement under the Company's antibody collaboration with Sanofi (as amended in November 2009). In 2012, 2011, and 2010,the Company recognized $1.0 million, $1.0 million, and $0.9 million, respectively, of expense in connection with the Cellectis Payment. At December 31, 2012 and 2011, the unamortized balance of the Cellectis Payment, which was included in other assets, was $4.7 million and $5.7 million, respectively. The Company estimates that it will recognize expense of $1.0 million in 2013, and $0.9 million in each of 2014, 2015, 2016, and 2017, in connection with the Cellectis Payment.

14. Stockholders' Equity

The Company's Restated Certificate of Incorporation provides for the issuance of up to 40 million shares of Class A Stock, par value $0.001 per share, and 160 million shares of Common Stock, par value $0.001 per share. Shares of Class A Stock are convertible, at any time, at the option of the holder into shares of Common Stock on a share-for-share basis. Holders of Class A Stock have rights and privileges identical to Common Stockholders except that each share of Class A is entitled to ten votes per share, while each share of Common Stock is entitled to one vote per share. Class A Stock may only be transferred to specified Permitted Transferees, as defined. Under the Company's Restated Certificate of Incorporation, the Company's board of directors is authorized to issue up to 30 million shares of preferred stock, in series, with rights, privileges, and qualifications of each series determined by the board of directors.

In September 2003, Sanofi purchased 2,799,552 newly issued, unregistered shares of the Company's Common Stock for $45.0 million. See Note 4.

In December 2007, Sanofi purchased 12 million newly issued, unregistered shares of the Company's Common Stock for an aggregate cash price of $312.0 million. As a condition to the closing of this transaction, Sanofi entered into an investor agreement with the Company, which was amended in November 2009. Under the amended investor agreement, Sanofi has three demand rights to require the Company to use all reasonable efforts to conduct a registered underwritten public offering with respect to shares of the Company's Common Stock beneficially owned by Sanofi immediately after the closing of the transaction. Until the later of the fifth anniversaries of the expiration or earlier termination of the License and Collaboration Agreement, as amended in 2009, under the Company's antibody collaboration with Sanofi (see Note 4) and the Company's collaboration agreement with Sanofi for the development and commercialization of ZALTRAP (see Note 4), Sanofi will be bound by certain “standstill” provisions. These provisions include an agreement not to acquire more than a specified percentage of the outstanding shares of the Company's Class A Stock and Common Stock. The percentage increased from 25% to 30% as of December 20, 2011. Under the amended investor agreement, Sanofi has also agreed not to dispose of any shares of the Company's Common Stock that were beneficially owned by Sanofi immediately after the closing of the transaction until December 20, 2017, subject to certain limited exceptions. Following December 20, 2017, Sanofi will be permitted to sell shares of the Company's Common Stock (i) in a registered underwritten public offering undertaken pursuant to the demand registration rights granted to Sanofi and described above, subject to the underwriter's broad distribution of securities sold, (ii) pursuant to Rule 144 under the Securities Act and transactions exempt from registration under the Securities Act, subject to a volume limitation of one million shares of the Company's Common Stock every three months and a prohibition on selling to beneficial owners, or persons that would become beneficial owners as a result of such sale, of 5% or more of the outstanding shares of the Company's Common Stock, and (iii) into an issuer tender offer, or a tender offer by a third party that is recommended or not opposed by the Company's board of directors. Sanofi has agreed to vote, and cause its affiliates to vote, all shares of the Company's voting securities they are entitled to vote, at Sanofi's election, either as recommended by the Company's board of directors or proportionally with the votes cast by the Company's other shareholders, except with respect to certain change of control transactions, liquidation or dissolution, stock issuances equal to or exceeding 10% of the then outstanding shares or voting rights of the Company's Class A Stock and Common Stock, and new equity

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

compensation plans or amendments if not materially consistent with the Company's historical equity compensation practices. The rights and restrictions under the investor agreement are subject to termination upon the occurrence of certain events.

In October 2010, the Company completed an underwritten public offering of 6,325,000 shares of Common Stock and received net proceeds of $174.8 million. Sanofi purchased 1,017,401 shares of Common Stock in this offering.

In October 2011, the Company completed a private placement of $400.0 million aggregate principal amount of Notes, which are convertible into shares of the Company's Common Stock. In accordance with accounting guidance for debt with conversion and other options, the Company accounted for the liability and equity components of the Notes separately. The equity component of the Notes was $120.6 million, net of issuance costs. In connection with the offering of the Notes, the Company entered into convertible note hedge and warrant transactions. The Company paid $117.5 million for the convertible note hedge, which was recorded as a reduction to additional paid-in capital. The warrant transactions have an initial strike price of approximately $103.41 per share, and may be settled in cash or shares of the Company's Common Stock, at the Company's option. Proceeds received from the warrant transactions totaled $93.8 million and were recorded as additional paid-in capital. The warrants expire at various dates during 2017. See Note 12.

15. Long-Term Incentive Plans

During 2000, the Company established the Regeneron Pharmaceuticals, Inc. 2000 Long-Term Incentive Plan which, as amended and restated (the “2000 Incentive Plan”), provides for the issuance of up to 41,307,016 shares of Common Stock in respect of awards. Employees of the Company, including officers, and nonemployees, including consultants and nonemployee members of the Company's board of directors, (collectively, “Participants”) may receive awards as determined by a committee of independent directors (“Committee”). The awards that may be made under the 2000 Incentive Plan include: (a) Incentive Stock Options (“ISOs”) and Nonqualified Stock Options, (b) shares of Restricted Stock, (c) shares of Phantom Stock, (d) Stock Bonuses, and (e) Other Awards.

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

As of December 31, 2012, there were 7,353,976 shares available for future grants under the 2000 Incentive Plan.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

a.	Stock Options

Transactions involving stock option awards during 2012 under the 2000 Incentive Plan are summarized in the table below.

Stock Options:		Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Intrinsic Value (in thousands)
Outstanding at December 31, 2011		22,326,361	$26.40
2012:	Granted	4,162,653	$167.96
	Forfeited	(226,698)	$38.98
	Expired	(4,539)	$18.66
	Exercised	(5,468,266)	$20.99
	Outstanding at December 31, 2012	20,789,511	$56.03	7.06	$2,373,598
Vested and expected to vest at December 31, 2012		20,235,232	$54.60	7.01	$2,337,562

Exercisable at December 31, 2012		10,536,662	$21.75	5.27	$1,545,342

The Company satisfies stock option exercises with newly issued shares of the Company's Common Stock. The total intrinsic value of stock options exercised during 2012, 2011, and 2010 was $566.7 million, $49.2 million, and $21.4 million, respectively. The intrinsic value represents the amount by which the market price of the underlying stock exceeds the exercise price of an option.

The Company grants stock options with exercise prices that are equal to or greater than the average market price of the Company's Common Stock on the date of grant (“Market Price”). The table below summarizes the weighted-average exercise prices and weighted-average grant-date fair values of options issued during the years ended December 31, 2012, 2011, and 2010. The fair value of each option granted under the 2000 Incentive Plan during 2012, 2011, and 2010 was estimated on the date of grant using the Black-Scholes option-pricing model.

	Number of Options Granted	Weighted-Average Exercise Price	Weighted-Average Fair Value
2012:
Exercise price equal to Market Price	4,162,653	$167.96	$67.66
2011:
Exercise price equal to Market Price	4,286,640	$51.96	$23.82
2010:
Exercise price equal to Market Price	4,319,856	$29.43	$13.36

For the years ended December 31, 2012, 2011, and 2010, the Company recognized $67.7 million, $39.2 million, and $29.4 million, respectively, of non-cash stock-based compensation expense related to non-performance based stock option awards. As of December 31, 2012, there was $286.3 million of stock-based compensation cost related to outstanding non-performance based stock options, net of estimated forfeitures, which had not yet been recognized. The Company expects to recognize this compensation cost over a weighted-average period of 1.9 years.

In addition, there were a total of 1,392,000 performance-based options issued in 2010 and 2011 which were outstanding and unvested as of December 31, 2012, and subject to the optionee satisfying certain service conditions, would vest upon achieving

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

certain development milestones for the Company's product candidates. In light of the Company's receipt of marketing approval for (i) EYLEA for the treatment of wet AMD in November 2011 and macular edema following CRVO in September 2012, and (ii) ZALTRAP for treatment, in combination with FOLFIRI, of patients with mCRC that is resistant to or has progressed following an oxaliplatin-containing regimen, and the status of the Company's development programs at December 31, 2012, the Company estimates that all of the outstanding performance-based options issued in 2010 and 2011 will vest.

For the years ended December 31, 2012, 2011, and 2010, the Company recognized $15.3 million, $11.7 million, and $8.1 million, respectively, of non-cash stock-based compensation expense related to these performance options. As of December 31, 2012 there was $12.3 million of stock-based compensation cost which had not yet been recognized related to the performance-based options that the Company currently estimates will vest. The Company expects to recognize this compensation cost over a weighted-average period of 1.8 years. The Company's estimates of the number of performance-based options that will vest will be revised, if necessary, in subsequent periods. Changes in these estimates may materially affect the amount of stock-based compensation recognized in future periods related to performance-based options.

Fair value Assumptions:

The following table summarizes the weighted average values of the assumptions used in computing the fair value of option grants during 2012, 2011, and 2010.

	2012	2011	2010
Expected volatility	45%	48%	47%
Expected lives from grant date	5.4 years	6.1 years	5.6 years
Expected dividend yield	0%	0%	0%
Risk-free interest rate	0.86%	1.31%	2.11%

Expected volatility has been estimated based on actual movements in the Company's stock price over the most recent historical periods equivalent to the options' expected lives. Expected lives are principally based on the Company's historical exercise experience with previously issued employee and board of directors' option grants. The expected dividend yield is zero as the Company has never paid dividends and does not currently anticipate paying any in the foreseeable future. The risk-free interest rates are based on quoted U.S. Treasury rates for securities with maturities approximating the options' expected lives.

b.	Restricted Stock

A summary of the Company's activity related to Restricted Stock awards for the year ended December 31, 2012 is summarized below:

Restricted Stock:		Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2011		751,499	$25.33
2012:	Granted	501,000	$114.60
	Vested	(610,000)	$23.49
	Outstanding at December 31, 2012	642,499	$96.68

The Company recognized non-cash stock-based compensation expense from Restricted Stock awards of $11.1 million, $5.7 million, and $2.4 million in 2012, 2011, and 2010, respectively. As of December 31, 2012, there were 642,499 unvested shares of Restricted Stock outstanding and $56.1 million of stock-based compensation cost related to these unvested shares which had not yet been recognized. The Company expects to recognize this compensation cost over a weighted-average period of 4.2 years.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

16. Executive Stock Purchase Plan

In 1989, the Company adopted an Executive Stock Purchase Plan (the “Plan”) under which 1,027,500 shares of Class A Stock were reserved for restricted stock awards. The Plan provides for the compensation committee of the board of directors to award employees, directors, consultants, and other individuals (“Plan participants”) who render service to the Company the right to purchase Class A Stock at a price set by the compensation committee. The Plan provides for the vesting of shares as determined by the compensation committee and, should the Company's relationship with a Plan participant terminate before all shares are vested, unvested shares will be repurchased by the Company at a price per share equal to the original amount paid by the Plan participant. During 1989 and 1990, a total of 983,254 shares were issued, all of which vested as of December 31, 1999. As of December 31, 2012, there were 44,246 shares available for future grants under the Plan.

17. Employee Savings Plan

In 1993, the Company adopted the provisions of the Regeneron Pharmaceuticals, Inc. 401(k) Savings Plan (the “Savings Plan”). The terms of the Savings Plan provide for employees who have met defined service requirements to participate in the Savings Plan by electing to contribute to the Savings Plan a percentage of their compensation to be set aside to pay their future retirement benefits, as defined. The Savings Plan, as amended and restated, provides for the Company to make discretionary contributions (“Contribution”), as defined. The Company recognized $6.3 million, $4.1 million, and $3.2 million of Contribution expense in 2012, 2011, and 2010, respectively. During the first quarter of 2013, 2012, and 2011, the Company contributed 38,877, 63,937, and 91,761 shares, respectively, of Common Stock to the Savings Plan in satisfaction of the 2012, 2011, and 2010 Contribution, respectively.

18. Income Taxes

The Company is subject to U.S. federal and state income taxes. Income tax expense (benefit) for the year ended December 31, 2012 consists of the following:

2012
Current:
Federal
State	$4,308
Total current tax expense (benefit)	4,308
Deferred:
Federal	(300,319)
State	(39,837)
Total deferred tax expense (benefit)	(340,156)
Total income tax expense (benefit)	$(335,848)

During the year ended December 31, 2012, substantially all income tax expense relating to the Company's pre-tax income was offset by releasing a portion of the Company's valuation allowance. In addition, in the fourth quarter of 2012, the Company recorded a $340.2 million income tax benefit attributable to the release of substantially all of the remaining valuation allowance against the Company's deferred tax assets. The decision to release this valuation allowance was made after the Company determined that it was more likely than not that these deferred tax assets would be realized, and was based on the evaluation and weighting of positive and negative evidence. For example, in the fourth quarter of 2012, the Company achieved a cumulative three-year income position; a significant positive factor that overcame substantive prior negative evidence. In addition, the Company considered forecasts of future operating results and utilization of net operating losses and tax credits prior to their expiration.

For the year ended December 31, 2011, the Company incurred a net loss for tax purposes and recognized a full valuation allowance against deferred taxes. In 2011, the Company recognized a $1.1 million income tax benefit, consisting of (i) $0.7 million related to tax legislation that allowed the Company to claim a refund for a portion of its unused pre-2006 research tax credits and

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

(ii) $0.4 million in connection with the net tax effect of the change in the Company's unrealized gain (loss) on “available for sale” marketable securities, which was included in other comprehensive income (loss).

For the year ended December 31, 2010, the Company incurred a net loss for tax purposes and recognized a full valuation allowance against deferred taxes. No provision or benefit for income taxes was recognized by the Company in 2010.

A reconciliation of the U.S. statutory income tax rate to the Company's effective income tax rate is as follows:

2012
U.S. federal statutory tax rate	35.0%
State and local income taxes	5.4%
Change in state effective rate	5.4%
Other non-deductible and permanent differences	2.8%
Reclassification of net operating losses related to exercises of stock options	9.3%
Provision (benefit) attributable to valuation allowances	(139.0)%
Effective income tax rate	(81.1)%

In 2011 and 2010, the difference between the Company's effective income tax rate and the U.S federal statutory rate of 35% was primarily attributable to an increase in the Company's deferred tax valuation allowance.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

	As of December 31,
	2012	2011
Deferred tax assets:
Net operating loss carry-forward	$77,119	$282,480
Fixed assets	1,380	14,847
Deferred revenue	99,659	120,490
Deferred compensation	53,367	47,092
Income tax credit carry-forwards	71,164	67,734
Capitalized research and development costs	24,437	31,371
Other	23,511	15,956
	350,637	579,970

Deferred tax liabilities:
Accruals	(6,824)
Convertible senior notes	(1,171)	(1,428)
	(7,995)	(1,428)

Net deferred tax assets	342,642	578,542
Valuation allowance	(2,486)	(578,542)
	$340,156	$—

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

In 2012, the Company's net deferred tax assets (before valuation allowance) decreased, due primarily to utilization of a portion of the net operating loss carry-forward deferred tax asset to offset potential tax liabilities associated with the Company's 2012 pre-tax income. In addition, as described above, (i) substantially all income tax expense related to the Company's 2012 pre-tax income was offset by releasing a portion of the Company's valuation allowance during 2012 and (ii) in the fourth quarter of 2012, the Company released substantially all of the remaining valuation allowance against the Company's deferred tax assets, resulting in the recognition of a $340.2 million income tax benefit. At December 31, 2012, the Company has retained a valuation allowance against certain state tax credits and other tax-related carry-forwards, as the realizability of these deferred tax assets within the carry-forward period is uncertain.

As of December 31, 2012, the Company had available for tax purposes unused federal and state net operating loss carry-forwards of $876.6 million which will expire in various years from 2018 to 2032. The tax benefit of $666.4 million of these net operating loss carry-forwards related to exercises of Nonqualified Stock Options and disqualifying dispositions of Incentive Stock Options, which will be credited to additional paid-in capital when realized. The Internal Revenue Code contains certain provisions that can limit a taxpayer's ability to utilize net operating losses and tax credit carry-forwards in any given year resulting from cumulative changes in ownership interests in excess of 50 percent over a three-year period. The Company does not believe, however, that any such limitation would have a significant impact on the Company's ability to utilize its net operating losses or income tax credit carry-forwards prior to expiration.

In 2011, the Company's net deferred tax assets (before valuation allowance) increased, due primarily to increases in the Company's net operating loss carry-forward and tax credit carry-forwards, and the full recognition of the $165.0 million up-front payment received from Astellas in 2010 as taxable income in 2011. At December 31, 2011, the Company recognized a full valuation allowance against net deferred tax assets.

In 2011 and early 2012, U.S. federal tax authorities concluded examinations of the Company's 2007, 2008, and 2009 federal income tax returns. Tax years subsequent to 2007 remain open to examination by New York State tax authorities. The United States and many states generally have statutes of limitation ranging from 3 to 5 years; however, those statutes could be extended due to our net operating loss carry-forward position in a number of the Company's tax jurisdictions. In general, tax authorities have the ability to review income tax returns for loss periods in which the statute of limitation has previously expired to adjust the net operating loss carry-forward or tax credits generated in those years.

The following table summarizes the gross amounts of unrecognized tax benefits, without regard to reduction in tax liabilities or additions to deferred tax assets and liabilities if such unrecognized tax benefits were settled. The amount, if recognized, that would impact the effective tax rate is $8.4 million, $4.2 million, and $12.0 million as of December 31, 2012, 2011, and 2010, respectively.

	2012	2011	2010
Balance as of January 1	$5,596	$12,819
Gross increases related to current year tax positions	1,873	2,192	$3,550
Gross increases related to prior year tax positions	3,805		9,269
Gross decrease due to settlements and lapse of statue of limitations		(9,415)
Balance as of December 31	$11,274	$5,596	$12,819

In 2012, the gross increase in unrecognized tax benefits related to the Company's calculation of certain tax credits. In 2011, the gross decrease in unrecognized tax benefits related to prior year tax positions was primarily due to the conclusion of examinations of the Company's 2007, 2008, and 2009 federal income tax returns by U.S. federal tax authorities. In 2010, the gross increases in unrecognized tax benefits related to prior year tax positions was primarily due to the Company's calculations of certain pre-2010 tax credits. Due to the amounts of the Company's net operating loss carry-forward and tax credit carry-forwards, the Company has not accrued interest or penalties related to these unrecognized tax benefits. The Company does not currently expect to reverse any portion of its unrecognized tax benefits at December 31, 2012 within the next year.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

On January 2, 2013, The American Taxpayer Relief Act was enacted, retroactively extending various expiring tax provisions, including the credit for increased research activities, from January 1, 2012 through January 1, 2014. As a result, during 2013, the Company will recognize the benefit of both the 2012 and 2013 federal research tax credit.

19. Legal Matters
From time to time, the Company is a party to legal proceedings in the course of the Company’s business. The Company does not expect any such current ordinary course legal proceedings to have a material adverse effect on the Company’s business or financial condition. Costs associated with the Company’s involvement in legal proceedings are expensed as incurred.
Genentech Patent Litigation
The Company is aware of issued patents and pending patent applications owned by Genentech that claim certain chimeric VEGF receptors. The Company does not believe that ZALTRAP or EYLEA infringe any valid claim in these patents or patent applications. The Company is involved in five patent litigations with Genentech, two in the United States and three in Europe. In November 2010, the Company commenced a lawsuit against Genentech in the U.S. District Court for the Southern District of New York (the "Court"), seeking a declaratory judgment that no activities relating to the Company's VEGF Trap infringe any valid claim of certain Genentech patents referred to as the Davis-Smyth patents (the "First Davis-Smyth Case"). Genentech answered the complaint and asserted counterclaims that the Company's prior or planned activities relating to VEGF Trap have infringed or will infringe claims of four of the Davis-Smyth patents and requested a judgment against the Company for damages, including for willful infringement, and other relief as the Court deems appropriate.
On December 31, 2011, the Company entered into a Non-Exclusive License and Partial Settlement Agreement with Genentech (the "Genentech Agreement") that covers making, using, and selling EYLEA in the United States for the prevention and treatment of human eye diseases and disorders in the United States, and ends the litigation relating to those matters. Under the Genentech Agreement, the Company received a non-exclusive license to the Davis-Smyth patents, and certain other technology patents owned or co-owned by Genentech. The Genentech Agreement does not cover any non-U.S. patent rights or non-U.S. patent disputes, and does not cover any use of aflibercept other than for prevention and treatment of human eye diseases and disorders in the United States. The First Davis-Smyth Case is continuing with respect to matters not covered by the Genentech Agreement. The Genentech Agreement provides for the Company to make payments to Genentech based on U.S. sales of EYLEA through May 7, 2016, the date the Davis-Smyth patents expire. As required by the Genentech Agreement, in 2012, the Company made a lump-sum payment of $60.0 million when cumulative U.S. sales of EYLEA reached $400 million. The Company will also pay royalties of 4.75% on cumulative U.S. sales of EYLEA between $400 million and $3 billion and 5.5% on any cumulative U.S. sales of EYLEA over $3 billion. As a result of the Genentech Agreement, on January 17, 2012, Genentech filed a second amended answer and counterclaim in the First Davis-Smyth Case, in which it amended its counterclaims alleging infringement of four of the Davis-Smyth patents. On December 23, 2011, Genentech initiated a related case in the Court against Regeneron and Sanofi alleging infringement of four of the Davis-Smyth Patents by activities relating to VEGF Trap (but excluding EYLEA) (the "Second Davis-Smyth Case"). As in the First Davis-Smyth Case, in the new complaint Genentech requests a judgment against the Company for damages, including for willful infringement, and other relief as the Court deems appropriate. On September 21, 2012, Genentech asserted two additional Davis-Smyth patents, and one additional application (which was allowed and issued as a patent on September 25, 2012) in both the First David-Smyth Case and the Second Davis-Smyth Case.
The Company believes Genentech's remaining claims in the First Davis Smyth Case and the Second Davis Smyth Case are without merit and intends to continue to defend against all of Genentech's remaining claims vigorously. As this litigation is at an early stage, at this time the Company is not able to predict the probability of the outcome or an estimate of loss, if any, related to these matters.
The Company has initiated patent-related actions against Genentech in Germany, the United Kingdom, and Italy relating in each case to a patent that expired on October 28, 2012. The Company may initiate other actions in other countries outside the United States, which could have similar or other adverse outcomes that would materially harm its business and which, irrespective of the outcomes, may also entail significant costs and expenses. In the United Kingdom, an adverse decision dated March 22, 2012 is under appeal. This decision found the designation of European patent EP 1 238 986 in the United Kingdom to be valid and potential acts relating to VEGF Trap-Eye in the United Kingdom before expiration of the patent on October 28, 2012 to infringe this patent. A negative decision on appeal would result in an order requiring the Company to pay Genentech's recoverable legal costs.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

20. Net Income (Loss) Per Share
The Company’s basic net income (loss) per share amounts have been computed by dividing net income (loss) by the weighted average number of shares of Common Stock and Class A Stock outstanding. Net income (loss) per share is presented on a combined basis, inclusive of Common Stock and Class A Stock outstanding, as each class of stock has equivalent economic rights. Diluted net income per share includes the potential dilutive effect of other securities as if such securities were converted or exercised during the period, when the effect is dilutive. In 2011 and 2010, the Company reported net losses; therefore, no common stock equivalents were included in the computation of diluted net loss per share for these periods, since such inclusion would have been antidilutive. The calculations of basic and diluted net income (loss) per share are as follows:

	December 31,
	2012	2011	2010
Net income (loss) - basic	$750,269	$(221,760)	$(104,468)
Effect of dilutive securities:
Convertible senior notes - interest expense related to contractual coupon interest rate and amortization of discount and note issuance costs	29,126
Net income (loss) - diluted	$779,395	$(221,760)	$(104,468)

(Shares in thousands)
Weighted average shares - basic	94,685	90,610	82,926
Effect of dilutive securities:
Stock options	14,231
Restricted stock	715
Convertible senior notes	4,761
Warrants	990
Dilutive potential shares	20,697
Weighted average shares - diluted	115,382	90,610	82,926

Net income (loss) per share - basic	$7.92	$(2.45)	$(1.26)
Net income (loss) per share - diluted	$6.75	$(2.45)	$(1.26)

Shares which have been excluded from the December 31, 2012, 2011, and 2010 diluted per share amounts because their effect would have been antidilutive, include the following:

	December 31,
(Shares in thousands)	2012	2011	2010
Stock options	325	20,942	21,428
Restricted stock		846	526
Convertible senior notes		939
Warrants	3,771	939

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

21. Statement of Cash Flows

Supplemental disclosure of non-cash investing and financing activities:

Included in accounts payable and accrued expenses at December 31, 2012, 2011, and 2010 were $8.6 million, $6.2 million, and $10.7 million of accrued capital expenditures, respectively.

Included in facility lease obligations and property, plant, and equipment at December 31, 2010 was $3.7 million of capitalized and deferred interest for the year ended December 31, 2010, as the related facilities being leased by the Company were under construction and lease payments on these facilities did not commence until January 2011. For the years ended December 31, 2012 and 2011, the Company did not capitalize any interest.

Included in other assets at December 31, 2012, 2011, and 2010 were $3.8 million, $0.2 million, and $0.2 million, respectively, due to the Company in connection with employee exercises of stock options.

The Company incurred capital lease obligations of $0.7 million and $2.9 million during 2011 and 2010 in connection with acquisitions of new equipment. The Company did not incur any capital lease obligations during 2012.

22. Unaudited Quarterly Results

Summarized quarterly financial data for the years ended December 31, 2012 and 2011 are set forth in the following tables.

	First Quarter Ended March 31, 2012	Second Quarter Ended June 30, 2012	Third Quarter Ended September 30, 2012	Fourth Quarter Ended December 31, 2012
	(Unaudited)
Revenues (1)	$231,789	$304,399	$427,687	$414,602
Net income (2)	11,651	76,743	191,468	470,407
Net income per share - basic	$0.12	$0.81	$2.02	$4.92
Net income per share - diluted	$0.11	$0.70	$1.72	$4.08

	First Quarter Ended March 31, 2011	Second Quarter Ended June 30, 2011	Third Quarter Ended September 30, 2011	Fourth Quarter Ended December 31, 2011
	(Unaudited)
Revenues	$112,204	$107,810	$102,833	$122,977
Net loss	(43,447)	(62,505)	(62,365)	(53,443)
Net loss per share - basic and diluted	$(0.49)	$(0.69)	$(0.68)	$(0.58)

(1) Revenues in the third and fourth quarter of 2012 included substantive milestones of $65.0 million and $10.0 million, respectively.
(2) Net income for the quarter ended December 31, 2012 included an income tax benefit of $335.8 million, primarily attributable to the release of substantially all of the Company's valuation allowance against its deferred tax assets.