Form 10-Q
period 2013-03-31
REGENERON PHARMACEUTICALS INC
filed 2013-05-03
CIK 872589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer	X		Accelerated filer
Non-accelerated filer		(Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Number of shares outstanding of each of the registrant’s classes of common stock as of April 17, 2013:

Class of Common Stock	Number of Shares
Class A Stock, $0.001 par value	2,058,057
Common Stock, $0.001 par value	95,908,088

REGENERON PHARMACEUTICALS, INC.
QUARTERLY REPORT ON FORM 10-Q

"ARCALYST®", "EYLEA®", "ZALTRAP®”, “VelocImmune®”, “VelociGene®”, ”VelociMouse®”, “VelociMab®”, and “VelociSuite™” are trademarks of Regeneron Pharmaceuticals, Inc. All other trademarks in this Form 10-Q are the property of their respective owners.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except share data)

	March 31,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$180,362	$230,276
Marketable securities	127,348	77,819
Accounts receivable - trade, net	703,857	593,207
Accounts receivable from Sanofi	98,781	99,913
Deferred tax assets	99,632	148,134
Prepaid expenses and other current assets	97,142	56,663
Total current assets	1,307,122	1,206,012

Restricted cash and marketable securities	8,494	8,186
Marketable securities	346,607	271,230
Property, plant, and equipment, at cost, net of accumulated depreciation and amortization	392,378	379,940
Deferred tax assets	201,319	192,022
Other assets	20,078	23,100
Total assets	$2,275,998	$2,080,490
LIABILITIES and STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$145,413	$111,345
Deferred revenue from Sanofi, current portion	15,967	17,022
Deferred revenue - other, current portion	34,391	33,809
Facility lease obligations, current portion	1,473	1,374
Total current liabilities	197,244	163,550

Deferred revenue from Sanofi	76,909	76,520
Deferred revenue - other	125,436	131,822
Facility lease obligations	159,007	159,436
Convertible senior notes	302,268	296,518
Other long term liabilities	8,786	7,259
Total liabilities	869,650	835,105

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value; 30,000,000 shares authorized; issued and outstanding - none
Class A Stock, convertible, $.001 par value; 40,000,000 shares authorized; shares issued and outstanding - 2,058,057 at March 31, 2013 and 2,069,187 at December 31, 2012	2	2
Common Stock, $.001 par value; 160,000,000 shares authorized; shares issued and outstanding - 95,650,666 at March 31, 2013 and 95,223,525 at December 31, 2012	95	95
Additional paid-in capital	1,826,075	1,763,508
Accumulated deficit	(418,180)	(517,054)
Accumulated other comprehensive loss	(1,644)	(1,166)
Total stockholders' equity	1,406,348	1,245,385
Total liabilities and stockholders' equity	$2,275,998	$2,080,490
The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)
(In thousands, except per share data)

	Three months ended March 31,
	2013	2012
Statements of Operations
Revenues:
Net product sales	$318,740	$127,931
Sanofi collaboration revenue	99,273	85,005
Bayer HealthCare collaboration revenue	14,907	12,483
Technology licensing	5,893	5,893
Other revenue	851	477
	439,664	231,789

Expenses:
Research and development	180,299	138,862
Selling, general, and administrative	77,260	58,428
Cost of goods sold	29,055	12,298
	286,614	209,588

Income from operations	153,050	22,201

Other income (expense):
Investment income	456	610
Interest expense	(11,675)	(11,160)
	(11,219)	(10,550)

Income before income taxes	141,831	11,651

Income tax expense	(42,957)

Net income	$98,874	$11,651

Net income per share - basic	$1.02	$0.12
Net income per share - diluted	$0.90	$0.11

Weighted average shares outstanding - basic	96,878	93,446
Weighted average shares outstanding - diluted	109,369	107,734

Statements of Comprehensive Income
Net income	$98,874	$11,651
Other comprehensive (loss) income:
Unrealized (loss) gain on marketable securities, net of tax	(478)	525
Comprehensive income	$98,396	$12,176

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
For the Three Months Ended March 31, 2013 and 2012
(In thousands)

	Class A Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2012	2,069	$2	95,223	$95	$1,763,508	$(517,054)	$(1,166)	$1,245,385
Issuance of Common Stock in connection with exercise of stock options			396		9,804			9,804
Common Stock tendered upon exercise of stock options in connection with employee tax obligations			(17)		(3,085)			(3,085)
Issuance of Common Stock in connection with Company 401(k) Savings Plan contribution			38
Conversion of Class A Stock to Common Stock	(11)		11
Stock-based compensation charges					53,555			53,555
Excess tax benefit from stock-based compensation					2,293			2,293
Net income						98,874		98,874
Other comprehensive loss, net of tax							(478)	(478)
Balance, March 31, 2013	2,058	$2	95,651	$95	$1,826,075	$(418,180)	$(1,644)	$1,406,348

Balance, December 31, 2011	2,109	$2	90,692	$91	$1,754,824	$(1,267,323)	$(1,862)	$(49,078)
Issuance of Common Stock in connection with exercise of stock options			2,662	2	31,744			31,746
Common Stock tendered upon exercise of stock options in connection with employee tax obligations			(469)		(49,078)			(49,078)
Issuance of Common Stock in connection with Company 401(k) Savings Plan contribution			64
Conversion of Class A Stock to Common Stock	(20)		20
Stock-based compensation charges					23,448			23,448
Net income						11,651		11,651
Other comprehensive income							525	525
Balance, March 31, 2012	2,089	$2	92,969	$93	$1,760,938	$(1,255,672)	$(1,337)	$(30,786)

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three months ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$98,874	$11,651
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	9,407	8,416
Non-cash compensation expense	53,030	23,244
Non-cash interest expense	5,781	5,543
Other non-cash charges and expenses, net	7,174	2,494
Deferred taxes	39,525
Changes in assets and liabilities:
Increase in Sanofi and trade accounts receivable	(109,518)	(135,312)
Increase in prepaid expenses and other assets	(43,660)	(6,661)
Decrease in deferred revenue	(6,470)	(9,126)
Increase in accounts payable, accrued expenses, and other liabilities	32,105	12,710
Total adjustments	(12,626)	(98,692)
Net cash provided by (used in) operating activities	86,248	(87,041)

Cash flows from investing activities:
Purchases of marketable securities	(180,922)	(48,569)
Sales or maturities of marketable securities	54,754	75,853
Increase in restricted cash and marketable securities	(314)	(463)
Capital expenditures	(21,203)	(11,055)
Net cash (used in) provided by investing activities	(147,685)	15,766

Cash flows from financing activities:
Payments in connection with facility and capital lease obligations	(649)	(500)
Proceeds from issuance of Common Stock	12,964	31,828
Payments in connection with Common Stock tendered for employee tax obligations	(3,085)	(49,078)
Excess tax benefit from stock-based compensation	2,293
Net cash provided by (used in) financing activities	11,523	(17,750)

Net decrease in cash and cash equivalents	(49,914)	(89,025)

Cash and cash equivalents at beginning of period	230,276	483,610

Cash and cash equivalents at end of period	$180,362	$394,585

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

1. Interim Financial Statements
The interim Condensed Consolidated Financial Statements of Regeneron Pharmaceuticals, Inc. (“Regeneron” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures necessary for a presentation of the Company’s financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, these financial statements reflect all normal recurring adjustments and accruals necessary for a fair statement of the Company’s financial position, results of operations, and cash flows for such periods. The results of operations for any interim periods are not necessarily indicative of the results for the full year. The December 31, 2012 Condensed Consolidated Balance Sheet data were derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
Certain reclassifications have been made to prior period amounts to conform with the current period’s presentation.

2. Net Product Sales
EYLEA® net product sales totaled $313.9 million and $123.5 million for the three months ended March 31, 2013 and 2012, respectively. In November 2011, the Company received marketing approval from the U.S. Food and Drug Administration ("FDA") for EYLEA (aflibercept) Injection for the treatment of neovascular age-related macular degeneration ("wet AMD"). In September 2012, the Company received marketing approval from the FDA for EYLEA for the treatment of macular edema following central retinal vein occlusion ("CRVO"). In addition, ARCALYST® net product sales totaled $4.8 million and $4.4 million for the three months ended March 31, 2013 and 2012, respectively.
For the three months ended March 31, 2013 and 2012, the Company recorded 77% and 81%, respectively, of its total gross product revenue from sales to Besse Medical, a subsidiary of AmerisourceBergen Corporation.
Revenue from product sales is recorded net of applicable provisions for rebates and chargebacks under governmental programs (including Medicaid), distribution-related fees, prompt pay discounts, product returns, and other sales-related deductions. The following table summarizes the provisions, and credits/payments, for these sales-related deductions during the three months ended March 31, 2013.

	Rebates & Chargebacks	Distribution- Related Fees	Other Sales- Related Deductions	Total
Balance as of December 31, 2012	$2,983	$15,298	$545	$18,826
Provision related to current period sales	5,537	13,916	208	19,661
Credits/payments	(4,844)	(11,521)	(218)	(16,583)
Balance as of March 31, 2013	$3,676	$17,693	$535	$21,904

3. Collaboration Revenue
Sanofi Collaboration Revenue
The collaboration revenue the Company earned from Sanofi, as detailed below, consisted primarily of reimbursement for research and development expenses that the Company incurred, recognition of the Company's share of losses in connection with Sanofi's commercialization of ZALTRAP®, and recognition of revenue related to non-refundable up-front payments.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

	Three months ended March 31,
Sanofi Collaboration Revenue:	2013	2012
ZALTRAP:
Regeneron's share of losses in connection with commercialization of ZALTRAP	$(7,789)	$(3,705)
Reimbursement of Regeneron research and development and other expenses	2,563	2,820
Recognition of deferred revenue related to up-front payments	1,384	2,483
Total ZALTRAP	(3,842)	1,598
Antibody:
Reimbursement of Regeneron research and development expenses	100,554	80,855
Recognition of deferred revenue related to up-front and other payments	2,162	2,153
Recognition of revenue related to VelociGene agreement	399	399
Total Antibody	103,115	83,407
Total Sanofi collaboration revenue	$99,273	$85,005
Sanofi commenced sales of ZALTRAP(ziv-aflibercept) Injection for Intravenous Infusion, in combination with 5-fluorouracil, leucovorin, irinotecan ("FOLFIRI"), for patients with metastatic colorectal cancer (“mCRC”) that is resistant to or has progressed following an oxaliplatin-containing regimen, in the United States in the third quarter of 2012 and in certain countries in Europe in the first quarter of 2013. The Company and Sanofi globally collaborate on the development and commercialization of ZALTRAP. Under the terms of the companies' September 2003 collaboration agreement, as amended, Regeneron and Sanofi share co-promotion rights and profits and losses on sales of ZALTRAP outside of Japan. In Japan, the Company is entitled to a royalty on sales of ZALTRAP.
Bayer HealthCare Collaboration Revenue
Bayer HealthCare commenced sales of EYLEA for the treatment of wet AMD in the fourth quarter of 2012 following receipt of regulatory approvals in the European Union and other regions. The Company and Bayer HealthCare globally collaborate on the development and commercialization of EYLEA outside of the United States.
The collaboration revenue the Company earned from Bayer HealthCare is detailed below:

	Three months ended March 31,
Bayer HealthCare Collaboration Revenue	2013	2012
Regeneron's net profit in connection with commercialization of EYLEA outside the United States	$6,362
Cost-sharing of Regeneron EYLEA development expenses	5,971	$10,506
Reimbursement of other Regeneron EYLEA expenses	597
Recognition of deferred revenue related to up-front and other milestone payments	1,977	1,977
	$14,907	$12,483

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

4. Net Income Per Share
The Company’s basic net income per share amounts have been computed by dividing net income by the weighted average number of shares of Common Stock and Class A Stock outstanding. Net income per share is presented on a combined basis, inclusive of Common Stock and Class A Stock outstanding, as each class of stock has equivalent economic rights. Diluted net income per share includes the potential dilutive effect of other securities as if such securities were converted or exercised during the period, when the effect is dilutive. The calculations of basic and diluted net income per share are as follows:

	Three Months Ended March 31,
	2013	2012
Net income - basic and diluted	$98,874	$11,651

(Shares in thousands)
Weighted average shares - basic	96,878	93,446
Effect of dilutive securities:
Stock options	10,276	13,630
Restricted stock	325	658
Warrants	1,890
Dilutive potential shares	12,491	14,288
Weighted average shares - diluted	109,369	107,734

Net income per share - basic	$1.02	$0.12
Net income per share - diluted	$0.90	$0.11

Shares which have been excluded from the March 31, 2013 and 2012 diluted per share amounts because their effect would have been antidilutive, include the following:

	Three Months Ended March 31,
(Shares in thousands)	2013	2012
Stock options	3,868	89
Convertible senior notes	4,761	4,761
Warrants		4,761

5. Marketable Securities
Marketable securities at March 31, 2013 and December 31, 2012 consist of debt and equity securities. The Company also held restricted marketable securities at both March 31, 2013 and December 31, 2012, which consisted of debt securities, as detailed below, that collateralize letters of credit and lease obligations.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

The following tables summarize the amortized cost basis of debt and equity securities included in marketable securities, the aggregate fair value of those securities, and gross unrealized gains and losses on those securities at March 31, 2013 and December 31, 2012.

	Amortized	Unrealized		Fair
At March 31, 2013	Cost Basis	Gains	Losses	Value
Unrestricted
U.S. government and government agency obligations	$305,402	$568	$(3)	$305,967
Corporate bonds	123,015	3	(148)	122,870
Commercial paper	25,172			25,172
Municipal bonds	17,159	6	(4)	17,161
Equity securities	4,044		(1,259)	2,785
	474,792	577	(1,414)	473,955
Restricted
U.S. government obligations	8,350	9	(1)	8,358
	$483,142	$586	$(1,415)	$482,313

At December 31, 2012
Unrestricted
U.S. government and government agency obligations	$327,502	$661	$(17)	$328,146
Municipal bonds	17,542		(32)	17,510
Equity securities	4,044		(651)	3,393
	349,088	661	(700)	349,049
Restricted
U.S. government obligations	5,902	9	(2)	5,909
	$354,990	$670	$(702)	$354,958
The Company classifies its debt securities based on their contractual maturity dates. The debt securities listed at March 31, 2013 mature at various dates through January 2016. The fair values of debt security investments by contractual maturity as of March 31, 2013 and December 31, 2012 consist of the following:

	March 31,	December 31,
	2013	2012
Unrestricted
Maturities within one year	$127,349	$77,819
Maturities after one year through five years	343,821	267,837
	471,170	345,656
Restricted
Maturities within one year	6,868	2,781
Maturities after one year through five years	1,490	3,128
	8,358	5,909
	$479,528	$351,565

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

The following table shows the fair value of the Company’s marketable securities that have unrealized losses and that are deemed to be only temporarily impaired, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at March 31, 2013 and December 31, 2012.

	Less than 12 Months		12 Months or Greater		Total
At March 31, 2013	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Unrestricted
U.S. government and government agency obligations	$25,004	$(3)			$25,004	$(3)
Corporate bonds	114,555	(148)			114,555	(148)
Municipal bonds	6,490	(4)			6,490	(4)
Equity security			$2,786	$(1,259)	2,786	(1,259)
	146,049	(155)	2,786	(1,259)	148,835	(1,414)
Restricted
U.S. government obligations	904	(1)			904	(1)
	$146,953	$(156)	$2,786	$(1,259)	$149,739	$(1,415)

At December 31, 2012
Unrestricted
U.S. government and government agency obligations	$44,738	$(17)			$44,738	$(17)
Municipal bonds	17,510	(32)			17,510	(32)
Equity security			$3,393	$(651)	3,393	(651)
	62,248	(49)	3,393	(651)	65,641	(700)
Restricted
U.S. government obligations	1,194	(2)			1,194	(2)
	$63,442	$(51)	$3,393	$(651)	$66,835	$(702)

Realized gains and losses are included as a component of investment income. For the three months ended March 31, 2013 and 2012, total realized gains and losses on sales of marketable securities were not material.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

6. Fair Value Measurements
The Company’s assets that are measured at fair value on a recurring basis, at March 31, 2013 and December 31, 2012, consist of the following:

		Fair Value Measurements at Reporting Date Using
At March 31, 2013	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Unrestricted
Available-for-sale marketable securities:
U.S. government and government agency obligations	$305,967		$305,967
Corporate bonds	122,870		122,870
Commercial paper	25,172		25,172
Municipal bonds	17,161		17,161
Equity security	2,785	$2,785
	473,955	2,785	471,170
Restricted
Available-for-sale marketable securities:
U.S. government obligations	8,358		8,358
	$482,313	$2,785	$479,528

At December 31, 2012
Unrestricted
Available-for-sale marketable securities:
U.S. government and government agency obligations	$328,146		$328,146
Municipal bonds	17,510		17,510
Equity security	3,393	$3,393
	349,049	3,393	345,656
Restricted
Available-for-sale marketable securities:
U.S. government obligations	5,909		5,909
	$354,958	$3,393	$351,565

Marketable securities included in Level 2 were valued using a market approach utilizing prices and other relevant information, such as interest rates, yield curves, prepayment speeds, loss severities, credit risks and default rates, generated by market transactions involving identical or comparable assets. The Company considers market liquidity in determining the fair value for these securities. The Company did not record any charges for other-than-temporary impairment of its Level 2 marketable securities during the three months ended March 31, 2013 and 2012.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

There were no purchases, sales, or maturities of Level 3 marketable securities and no unrealized gains or losses related to Level 3 marketable securities for the three months ended March 31, 2013 and 2012. There were no transfers of marketable securities between Levels 1, 2, or 3 classifications during the three months ended March 31, 2013 and 2012.
As of March 31, 2013 and December 31, 2012, the Company had $400.0 million in aggregate principal amount of 1.875% convertible senior notes that will mature on October 1, 2016 unless earlier converted or repurchased. The fair value of the outstanding convertible senior notes was estimated to be $861.1 million and $843.2 million as of March 31, 2013 and December 31, 2012, respectively, and was determined based on Level 2 inputs.

7. Inventory
Inventories, which were included in prepaid expenses and other current assets in the Company's balance sheets, consist of the following:

	March 31,	December 31,
	2013	2012
Raw materials	$6,315	$4,862
Work in process	25,061	14,656
Finished goods	6,390	2,570
Deferred costs	6,211	6,550
	$43,977	$28,638

Deferred costs represent the costs of product manufactured and shipped to the Company's collaborators for which recognition of revenue has been deferred.
As of March 31, 2013 and December 31, 2012, the inventory balance included reserves of $4.6 million and $3.6 million, respectively. For the three months ended March 31, 2013 and 2012, cost of goods sold included inventory write-downs and reserves totaling $3.2 million and $1.9 million, respectively.

8. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

	March 31,	December 31,
	2013	2012
Accounts payable	$24,729	$38,934
Accrued payroll and related costs	32,385	19,987
Accrued clinical trial expense	18,197	10,985
Accrued sales-related charges, deductions, and royalties	47,735	21,870
Other accrued expenses and liabilities	22,367	19,569
	$145,413	$111,345
With respect to non-cash investing activities in connection with the Company's Statements of Cash Flows, included in accounts payable and accrued expenses at March 31, 2013 and December 31, 2012 were $10.1 million and $8.6 million, respectively, of accrued capital expenditures. Included in accounts payable and accrued expenses at March 31, 2012 and December 31, 2011 were $5.8 million and $6.2 million, respectively, of accrued capital expenditures.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

9. Income Taxes

The Company is subject to U.S. federal, state, and foreign income taxes. The Company's effective tax rate for the three months ended March 31, 2013 was 30.3%, which included, as a discrete item, the impact of enacting The American Taxpayer Relief Act in January 2013. The American Taxpayer Relief Act included a provision to extend the income tax credit for increased research activities retroactively to the tax year ended December 31, 2012. As a result, the Company's 2012 research tax credit reduced its effective tax rate for the three months ended March 31, 2013 by 12.3%.

For the three months ended March 31, 2013, the Company recorded an income tax provision of $43.0 million. In addition, within other comprehensive income, the Company recognized a $0.3 million income tax benefit for the three months ended March 31, 2013, in connection with the change in the Company’s unrealized gain/(loss) on “available-for-sale” marketable securities.

Tax years subsequent to 2009 remain open to examination by federal tax authorities. In addition, New York state has commenced an examination of the Company's 2009, 2010, and 2011 tax years.

For the three months ended March 31, 2012, income tax expense relating to the Company's pre-tax income was fully offset by a reversal of a portion of the Company's valuation allowance. As of March 31, 2012, the Company continued to recognize a full valuation allowance against its net operating loss carry-forward and other deferred tax assets since the Company had an extended history of losses. In the fourth quarter of 2012, the Company recorded an income tax benefit attributable to the release of substantially all of the remaining valuation allowance against the Company's deferred tax assets. The decision to release this valuation allowance was made after the Company determined that it was more likely than not that these deferred tax assets would be realized.

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

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
The Company has initiated patent-related actions against Genentech in Germany, the United Kingdom, and Italy relating in each case to a patent that expired on October 28, 2012. The Company may initiate other actions in other countries outside the United States, which could have similar or other adverse outcomes that would materially harm its business and which, irrespective of the outcomes, may also entail significant costs and expenses. In the United Kingdom, an adverse decision at first instance dated March 22, 2012 was appealed to the UK Court of Appeal. The Court of Appeal decision dated February 21, 2013 found the designation of European patent EP 1 238 986 in the United Kingdom to be valid and that potential acts relating to VEGF Trap-Eye in the United Kingdom before expiration of the patent on October 28, 2012 would infringe this patent. The Company has sought permission to appeal to the Supreme Court of the United Kingdom. A negative decision would result in an order requiring the Company to pay Genentech's recoverable legal costs.
11. Subsequent Events
In April 2013, the Company entered into a new lease agreement for additional laboratory and office space at its Tarrytown facility. The new facilities will include approximately 297,000 square feet of laboratory and office space in two new buildings to be constructed. The initial term of the lease, which is expected to commence in mid-2014, is 15 years and contains three renewal options to extend the terms of the lease by five years each. Construction of the new buildings is anticipated to begin in the second half of 2013 and to be completed in late 2015.
In April 2013, the Company also executed an early renewal of approximately 360,000 square feet of space that it currently leases at its Tarrytown facility. The early renewal extended the term of the lease from June 2024 to June 2029.
In May 2013, the Company acquired from Sanofi full exclusive rights to two families of novel antibodies invented at Regeneron and previously included in the Company's antibody collaboration with Sanofi. The Company acquired full rights to antibodies targeting the PDGF (platelet derived growth factor) family of receptors and ligands in ophthalmology and all other indications and to antibodies targeting the ANG2 (angiopoietin-2) receptor and ligand in ophthalmology. Antibodies to PDGF and ANG2 are currently in preclinical development for use in ophthalmology.

With respect to PDGF antibodies, the Company will pay Sanofi $10 million upfront, up to $40 million in development milestone payments, and royalties on any future sales. With respect to ANG2 antibodies in ophthalmology, the Company will pay Sanofi $10 million upfront, a potential $5 million development milestone payment, and royalties on any future sales.

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
Overview
Regeneron Pharmaceuticals, Inc. is a fully integrated biopharmaceutical company that discovers, invents, develops, manufactures, and commercializes medicines for the treatment of serious medical conditions. Our total revenues were $439.7 million in the first quarter of 2013, compared to $231.8 million in the first quarter of 2012. Our net income was $98.9 million, or $0.90 per diluted share, in the first quarter of 2013, compared to net income of $11.7 million, or $0.11 per diluted share, in the first quarter of 2012.
We currently have three marketed products:

•
EYLEA® (aflibercept) Injection, known in the scientific literature as VEGF Trap-Eye, which is available in the United States for the treatment of neovascular age-related macular degeneration (wet AMD) and macular edema following central retinal vein occlusion (CRVO), and in the United Kingdom, Germany, Switzerland, Australia, Japan, and certain other countries for the treatment of wet AMD. We commenced sales of EYLEA for the treatment of wet AMD in November 2011 and for the treatment of macular edema following CRVO in September 2012, following receipt of regulatory approval in the United States. Bayer HealthCare commenced sales of EYLEA for the treatment of wet AMD in the fourth quarter of 2012 following receipt of regulatory approvals in the European Union (EU) and other regions. Bayer HealthCare has additional regulatory applications for EYLEA for the treatment of wet AMD pending in other countries. In addition, Bayer HealthCare has submitted applications for marketing authorization for EYLEA in Europe, Japan, and other countries for the treatment of macular edema following CRVO.

We are collaborating with Bayer HealthCare on the global development and commercialization of EYLEA outside the United States. Bayer HealthCare markets EYLEA outside the United States, where, for countries other than Japan, the companies share equally the profits and losses from sales of EYLEA. In Japan, we are entitled to a royalty on sales of EYLEA, as described below. We maintain exclusive rights to EYLEA in the United States and are entitled to all profits from any such sales.

Net product sales of EYLEA in the United States were $313.9 million in the first quarter of 2013 compared to $123.5 million in the first quarter of 2012. EYLEA net product sales outside of the United States, which are recorded by Bayer HealthCare, commenced in the fourth quarter of 2012, and were $64.8 million in the first quarter of 2013.

•
ZALTRAP® (ziv-aflibercept) Injection for Intravenous Infusion, known in the scientific literature as VEGF Trap, which is available in the United States for treatment, in combination with 5-fluorouracil, leucovorin, irinotecan (FOLFIRI), of patients with metastatic colorectal cancer (mCRC) that is resistant to or has progressed following an oxaliplatin-containing regimen. In February 2013, the European Commission (EC) granted marketing authorization in the European Union for ZALTRAP 25mg/ml concentrate for solution for infusion in combination with FOLFIRI chemotherapy in adults with mCRC that is resistant to or has progressed after an oxaliplatin-containing regimen. Regulatory applications for marketing authorization of ZALTRAP for the treatment of previously treated mCRC patients in other countries have also been submitted and are currently under review by the respective regulatory agencies.

We and Sanofi globally collaborate on the development and commercialization of ZALTRAP, and share profits and losses from commercialization of ZALTRAP, except for Japan, where we are entitled to a royalty on sales of ZALTRAP, as described below. ZALTRAP net product sales, which are recorded by Sanofi, commenced in the United States in August 2012 and in Europe in the first quarter of 2013, and were $14.1 million in the first quarter of 2013.

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

Net product sales of ARCALYST totaled $4.8 million in the first quarter of 2013, compared to $4.4 million in the first quarter of 2012.
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

•	ZALTRAP, which is being studied in combination with our angiopoietin-2 inhibitor (nesvacumab) in oncology in collaboration with Sanofi.
Our antibody-based clinical programs include eleven fully human monoclonal antibodies. The following six are being developed in collaboration with Sanofi:

•	Sarilumab (REGN88), an antibody to the interleukin-6 receptor (IL-6R), which is being developed in rheumatoid arthritis;

•	Alirocumab (REGN727), an antibody to Proprotein Convertase Subtilisin/Kexin type 9 (PCSK9), which is being developed for low-density lipoprotein (LDL) cholesterol reduction;

•	Dupilumab (REGN668), an antibody to the interleukin-4 receptor (IL-4R), which is being developed in atopic dermatitis and allergic asthma;

•	Enoticumab (REGN421), an antibody to Delta-like ligand-4 (Dll4), a novel angiogenesis target, which is being developed in oncology;

•	Nesvacumab (REGN910), an antibody to angiopoietin-2 (ANG2), another novel angiogenesis target, which is being developed in oncology; and

•	REGN1033, an antibody to myostatin (GDF8), which is being developed in metabolic disorders.
In addition, we are developing the following five antibodies independently:

•	REGN1400, an antibody to ErbB3, which is being developed in oncology;

•	REGN846, an antibody in clinical development against an undisclosed target, which is being developed in atopic dermatitis;

•	REGN1154, an antibody in clinical development against an undisclosed target;

•	REGN1500, an antibody in clinical development against an undisclosed target; and

•
Fasinumab (REGN475), an antibody to Nerve Growth Factor (NGF), which is being developed for the treatment of pain and which is currently on clinical hold by the U.S. Food and Drug Administration (FDA).

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
In the second quarter of 2011, we and Bayer HealthCare initiated Phase 3 studies to evaluate the safety and efficacy of EYLEA in DME. We are conducting one of these studies, VISTA-DME, in the United States. Bayer HealthCare is conducting the second study, VIVID-DME, in Europe, Japan, and Australia. Both the VISTA-DME and VIVID-DME trials are fully enrolled. An additional Phase 3 safety study in Japan (VIVID-Japan) was initiated in the first quarter of 2012 and is required for approval in Japan. In February 2013, we and Bayer HealthCare also initiated another Phase 3 study to evaluate the efficacy and safety of EYLEA in DME in Russia, China, and other Asian countries (VIVID EAST-DME).
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
In the second quarter of 2012, we initiated a multinational study of EYLEA in patients with macular edema following BRVO (VIBRANT). This study is fully enrolled.
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
During the third quarter of 2012, we and Sanofi initiated a Phase 1b study of a combination of ZALTRAP and our angiopoietin-2 inhibitor (nesvacumab) in patients with advanced solid malignancies.

3. Sarilumab (REGN88; IL-6R Antibody) for inflammatory diseases
IL-6 is a key cytokine involved in the pathogenesis of rheumatoid arthritis, causing inflammation and joint destruction. A therapeutic antibody to IL-6R, ACTEMRA® (tocilizumab), a registered trademark of Chugai Seiyaku Kabushiki Kaisha, has been approved for the treatment of rheumatoid arthritis.
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
The Phase 2/3 SARIL-RA-MOBILITY study in patients with RA is fully enrolled. This trial will assess the improvement in signs and symptoms at 24 weeks and sarilumab's effect on radiographic progression at one year. In addition, we and Sanofi have initiated an additional Phase 3 study, SARIL-RA-TARGET, which is a randomized, double-blind, placebo-controlled study evaluating sarilumab in combination with non-biologic, disease-modifying anti-rheumatic drugs (DMARDs) in moderate-to-severe active RA patients with inadequate response to, or who are intolerant of, one or more tumor necrosis factor alpha (TNF-alpha) inhibitors. Patients who complete SARIL-RA-MOBILITY and SARIL-RA-TARGET are offered enrollment into the ongoing SARIL-RA EXTEND, which is an open-label, long-term safety study of sarilumab.
4. Alirocumab (REGN727; PCSK9 Antibody) for LDL cholesterol reduction
Elevated LDL cholesterol (“bad cholesterol”) level is a validated risk factor leading to cardiovascular disease. Statins are a class of drugs that lower LDL through inhibition of HMG-CoA, an enzyme regulating the early and rate-limiting step in cholesterol biosynthesis. PCSK9 is a secreted protein that plays a key role in modulating LDL cholesterol levels in the body. PCSK9 binds to and induces the destruction of the LDL receptor, thereby interfering with cellular uptake and increasing circulating levels of LDL cholesterol. In a landmark study published in the New England Journal of Medicine in March 2006, patients with lower than normal PCSK9 levels due to a genetic abnormality not only had significantly lower levels of LDL cholesterol, but also a significant reduction in the risk of coronary heart disease. We used our VelocImmune technology to generate a fully human monoclonal antibody inhibitor of PCSK9, called alirocumab, that is intended to lower LDL cholesterol.
Alirocumab has been studied in three Phase 2 clinical studies, two in patients with primary hypercholesterolemia and one in patients with heterozygous familial hypercholesterolemia (heFH). In the Phase 2 studies, alirocumab significantly reduced LDL-cholesterol from baseline up to 72% on top of standard of care statin therapy. Consistent and robust reductions in other lipid parameters, including a reduction in lipoprotein-a (Lp(a)) were also observed. Lp(a) is another form of bad cholesterol which is believed to be a risk factor for coronary heart disease and strokes when elevated. In the Phase 2 program, injection site reactions were the most common adverse events with alirocumab, and were rare. Rare cases of hypersensitivity reaction were also reported. Serious adverse events (SAEs) were reported in 1.8% of patients (5/275) in the active treatment arms and 2.6% of patients (2/77) in the placebo groups.
We and Sanofi initiated the global Phase 3 ODYSSEY program for alirocumab in June 2012. The ODYSSEY program will enroll more than 22,000 patients. This includes over ten clinical trials evaluating the effect of alirocumab on lowering LDL cholesterol. The 18,000 patient ODYSSEY OUTCOMES trial, assessing reduction in serious cardiovascular events, and several other trials in the ODYSSEY program, are currently enrolling patients. LDL cholesterol levels is expected to be the primary efficacy endpoint for initial regulatory filings. The studies will be conducted in clinical centers around the world including the United States, Canada, Western and Eastern Europe, South America, Australia, and Asia. Furthermore, the ODYSSEY-MONO1 trial is evaluating the efficacy and safety of alirocumab versus ezetimibe in patients with primary hypercholesterolemia. We expect to report initial results from the Phase 3 ODYSSEY-MONO1 trial in the second half of 2013.
5. Dupilumab (REGN668; IL-4R Antibody) for allergic and immune conditions
IL-4R is required for signaling by the cytokines IL-4 and IL-13. Both of these cytokines are critical mediators of immune response, which, in turn, drives the formation of Immunoglobulin E (IgE) antibodies and the development of allergic responses, as well as the atopic state that underlies atopic dermatitis and allergic asthma.
Dupilumab is a fully human monoclonal antibody generated using our VelocImmune technology that is designed to bind to IL-4R. Dupilumab demonstrated positive proof of concept in patients with atopic dermatitis and allergic asthma. Data from two Phase 1b trials in atopic dermatitis was presented at the American Academy of Dermatology annual meeting in March 2013. Data from a Phase 2a trial in allergic asthma will be presented at the American Thoracic Society in May 2013. We and Sanofi plan to initiate Phase 2b studies with dupilumab in asthma and atopic dermatitis in 2013.

6. Enoticumab (REGN421; Dll4 Antibody) for advanced malignancies
In many clinical settings, positively or negatively regulating blood vessel growth could have important therapeutic benefits, as could the repair of damaged and leaky vessels. VEGF was the first growth factor shown to be specific for blood vessels, by virtue of having its receptor primarily expressed on blood vessel cells. In the December 21, 2006 issue of the journal Nature, we reported data from a preclinical study demonstrating that blocking an important cell signaling molecule, known as Dll4, inhibited the growth of experimental tumors by interfering with their ability to produce a functional blood supply. The inhibition of tumor growth was seen in a variety of tumor types, including those that were resistant to blockade of VEGF, suggesting a novel anti-angiogenesis therapeutic approach. Moreover, inhibition of tumor growth is enhanced by the combination of Dll4 and VEGF blockade in many preclinical tumor models.
Enoticumab is a fully human monoclonal antibody to Dll4 generated using our VelocImmune technology, and is in Phase 1 clinical development.
7. Nesvacumab (REGN910; ANG2 Antibody) for oncology and ophthalmology
The angiopoietins, which were discovered at Regeneron, are ligands for the endothelial cell receptor Tie2 and are essential for vascular development and angiogenesis. Unlike other family members, angiopoietin-2 (ANG2) is strongly upregulated by endothelial cells at sites of angiogenesis and vascular remodeling, including tumors. Enhanced anti-tumor effects have been observed in preclinical models with combined blockade of both VEGF and ANG2.
Nesvacumab is a fully human monoclonal antibody generated using our VelocImmune technology that is designed to block ANG2. Nesvacumab is in Phase 1 clinical development in oncology. In addition, during the third quarter of 2012, we and Sanofi initiated a Phase 1b study evaluating nesvacumab in combination with ZALTRAP in patients with advanced solid malignancies.
In May 2013, we acquired from Sanofi full rights to antibodies targeting the ANG2 receptor and ligand in ophthalmology, as described below. We expect our ANG2 inhibitor to enter clinical development in ophthalmology in 2013.
8. REGN1033 (GDF8 Antibody)
In January 2012, we initiated a Phase 1 clinical study for REGN1033, a fully human monoclonal GDF8 antibody generated using our VelocImmune technology. Myostatin has been validated as a target to increase muscle mass and strength through genetic mutations in both animals and humans that abrogate its bioactivity.
9. REGN1400 (ErbB3 Antibody) for oncology
REGN1400 is a fully human monoclonal antibody generated using our VelocImmune technology, against ErbB3. REGN1400 is in Phase 1 clinical development in oncology.
10. REGN846
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
11. REGN1154
REGN1154 is a fully human monoclonal antibody generated using our VelocImmune technology, against an undisclosed target. In March 2012, we initiated a Phase 1 clinical study in Australia. Sanofi decided not to opt-in to the REGN1154 program and we have sole global rights. Under the terms of our agreement, Sanofi is entitled to receive a mid-single digit royalty on any future sales of REGN1154.
12. REGN1500
REGN1500 is a fully human monoclonal antibody generated using our VelocImmune technology, against an undisclosed target. In December 2012, we initiated a Phase 1 clinical study. Sanofi decided not to opt-in to the REGN1500 program and we have sole global rights. Under the terms of our agreement, Sanofi is entitled to receive a mid-single digit royalty on any future sales of REGN1500.

13. Fasinumab (REGN475; NGF Antibody) for pain (on clinical hold)
Fasinumab is a fully human monoclonal antibody to NGF, generated using our VelocImmune technology, which is designed to block pain sensitization in neurons. Preclinical experiments indicate that fasinumab specifically binds to and blocks NGF activity and does not bind to or block cell signaling for the closely related neurotrophins NT-3 and BDNF.
In December 2012, the FDA placed fasinumab and other investigational agents targeting NGF on clinical hold based on preclinical findings with other anti-NGF agents in development. Prior to the FDA clinical hold action, we were planning to initiate late-stage clinical trials with fasinumab. There are currently no ongoing trials with fasinumab that are either enrolling or treating patients.
Sanofi elected not to continue co-development of fasinumab, and we have sole global rights. Under the terms of our agreement, Sanofi is entitled to receive a mid-single digit royalty on any future sales of fasinumab.

Acquisition of Ophthalmology Development Programs from Sanofi
In May 2013, we acquired from Sanofi full exclusive rights to two families of novel antibodies invented at Regeneron and previously included in our antibody collaboration with Sanofi. We acquired full rights to antibodies targeting the PDGF (platelet derived growth factor) family of receptors and ligands in ophthalmology and all other indications and to antibodies targeting the ANG2 receptor and ligand in ophthalmology. Antibodies to PDGF and ANG2 are currently in preclinical development for use in ophthalmology.

With respect to PDGF antibodies, we will pay Sanofi $10 million upfront, up to $40 million in development milestone payments, and royalties on any future sales. With respect to ANG2 antibodies in ophthalmology, we will pay Sanofi $10 million upfront, a potential $5 million development milestone payment, and royalties on any future sales.

We and Sanofi will continue to develop antibodies to ANG2 outside of ophthalmology under our antibody collaboration agreement, including nesvacumab, as described above.

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
In August 2008, we entered into an agreement with Sanofi, which extended through December 2012, to use our VelociGene platform to supply Sanofi with genetically modified mammalian models of gene function and disease. Under this agreement, Sanofi is paying us a total of $21.5 million for knock-out and transgenic models of gene function for target genes identified by Sanofi. These models are used by Sanofi for its internal research programs that are outside of the scope of our antibody collaboration.
Collaboration with Bayer HealthCare
In October 2006, we entered into a license and collaboration agreement with Bayer HealthCare for the global development and commercialization outside the United States of EYLEA. Under the agreement, we and Bayer HealthCare collaborate on, and share the costs of, the development of EYLEA through an integrated global plan. Bayer HealthCare markets EYLEA outside the United States, where, for countries other than Japan, the companies share equally in profits and losses from sales of EYLEA. In May 2012, Bayer HealthCare's Japanese subsidiary, Bayer Yakuhin, Ltd., and Santen Pharmaceutical Co., Ltd. entered into an agreement to co-promote EYLEA in Japan. In conjunction with this agreement, we and Bayer HealthCare amended our existing global license and collaboration agreement for EYLEA to convert the 50/50 profit share for Japan into a royalty agreement under which we are entitled to receive a tiered royalty of between 33.5% and 40.0% of EYLEA annual net sales in Japan. In certain specified circumstances, the Japan royalty may revert to a profit share arrangement.
We may also receive up to $25 million in additional milestone payments related to marketing approvals of EYLEA in other indications in major market countries outside the United States, and can earn up to $135 million in sales milestone payments if twelve-month sales of EYLEA outside the United States achieve certain specified levels starting at $200 million.
Commencing with the first commercial sale of EYLEA in a major market country outside the United States, we became obligated to reimburse Bayer HealthCare for 50% of the development costs that it has incurred under the agreement from our share of the collaboration profits (including royalties on sales of EYLEA in Japan). The reimbursement payment in any quarter will equal 5% of the then outstanding repayment obligation, but never more than our share of the collaboration profits in the quarter unless we elect to reimburse Bayer HealthCare at a faster rate. As a result, we expect that, initially, a portion of our share of EYLEA profits outside the United States will be used to reimburse Bayer HealthCare for this repayment obligation.

Within the United States, we retain exclusive commercialization rights to EYLEA and are entitled to all profits from any such sales.
License Agreement with Astellas
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

Royalty Agreement with Novartis Pharma AG

Under a June 2009 agreement with Novartis (that replaced a previous collaboration and license agreement), we receive royalties on worldwide sales of Novartis' canakinumab, a fully human anti-interleukin-IL1ß antibody. The royalty rates in the agreement start at 4% and reach 15% when annual sales exceed $1.5 billion. Canakinumab is marketed for the treatment of CAPS and gouty arthritis, and is in earlier stage development for atherosclerosis and other inflammatory diseases. We are unable to predict whether these royalties will ever contribute materially to our results of operations or financial condition.

General

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

The planning, execution, and results of our clinical programs are significant factors that can affect our operating and financial results. In our clinical programs, key events in 2013 to date were, and plans for the next 12 months are, as follows:
Trap-based Clinical Programs:

	2013 Events to Date		2013-14 Plans (next 12 months)
EYLEA
•
Bayer HealthCare received regulatory approval for EYLEA in New Zealand, South Korea, and other countries for the treatment of patients with wet AMD and continued to pursue regulatory applications for marketing approval in other countries
		•	Regulatory agency decisions on additional applications outside the United States for the treatment of wet AMD and macular edema following CRVO
•
Bayer HealthCare received regulatory approval for EYLEA in first country outside the United States for the treatment of patients with macular edema following CRVO and continued to pursue regulatory applications for marketing approval in other countries
		•	Report one year primary endpoint (EU) results for VIVID-DME study
•	Completed enrollment of VIBRANT study in macular edema following BRVO	•	Report six month primary endpoint results for VIBRANT study in macular edema following BRVO
•	Initiated Phase 3 VIVID EAST-DME study in Russia, China, and other Asian countries	•	Report primary endpoint results for MYRROR study in myopic CNV
		•	Report two year primary endpoint results for VISTA-DME study
ZALTRAP
•	European Commission granted marketing authorization in the European Union for ZALTRAP for patients with mCRC that is resistant to or has progressed following an oxaliplatin-containing regimen	•	Regulatory agency decisions outside the United States on additional applications for ZALTRAP in the treatment of previously treated mCRC patients

     Antibody-based Clinical Programs:

		2013 Events to Date		2013-14 Plans (next 12 months)
Sarilumab (IL-6R Antibody)	•	Continued enrollment in Phase 3 SARIL-RA program	•	Report initial results from SARIL-RA MOBILITY study
			•	Initiate additional Phase 3 studies
Alirocumab (PCSK9 Antibody)	•	Continued patient enrollment in Phase 3 ODYSSEY trials	•	Continue enrollment of the Phase 3 ODYSSEY trials
			•	Report initial results from Phase 3 ODYSSEY-MONO1 trial
Dupilumab (IL-4R Antibody)	•	Reported initial results for Phase 1b studies in atopic dermatitis	•	Present initial results from Phase 2a study in allergic asthma
			•	Initiate Phase 2b trials in atopic dermatitis and allergic asthma
Enoticumab (Dll4 Antibody)	•	Continued patient enrollment in Phase 1 program	•	Complete patient enrollment in the expansion of the Phase 1 program
Nesvacumab (ANG2 Antibody)	•	Continued patient enrollment in Phase 1 program	•	Complete patient enrollment in the Phase 1b program in advanced malignancies
			•	Initiate clinical development in ophthalmology
REGN1033 (GDF8 Antibody)	•	Continued patient enrollment in Phase 1 program	•	Continue patient enrollment in Phase 1 program
REGN1400 (ErbB3 Antibody)	•	Continued patient enrollment in Phase 1 program	•	Continue patient enrollment in Phase 1 program
REGN846 (target not disclosed)	•	Continued patient treatment in Phase 1b program in atopic dermatitis
REGN1154 (target not disclosed)	•	Continued patient enrollment in Phase 1 program	•	Continue patient enrollment in Phase 1 program
REGN1500 (target not disclosed)	•	Continued patient enrollment in Phase 1 program	•	Continue patient enrollment in Phase 1 program
Fasinumab (NGF Antibody)	•	On clinical hold	•	Determine future development plan

Results of Operations

Three Months Ended March 31, 2013 and 2012
Net Income
We reported net income of $98.9 million, or $0.90 per diluted share, for the first quarter of 2013, compared to $11.7 million, or $0.11 per diluted share, for the first quarter of 2012. The increase in net income resulted primarily from an increase in net product sales of EYLEA, which we launched in November 2011.
Revenues
Revenues for the three months ended March 31, 2013 and 2012 consist of the following:

(In millions)	2013	2012
Net product sales	$318.7	$127.9
Collaboration revenue:
Sanofi	99.3	85.0
Bayer HealthCare	14.9	12.5
Total collaboration revenue	114.2	97.5
Technology licensing revenue	5.9	5.9
Other revenue	0.9	0.5
Total revenue	$439.7	$231.8

Net Product Sales
Net product sales consist of U.S. sales of EYLEA and ARCALYST. In November 2011, we received marketing approval from the FDA for EYLEA for the treatment of wet AMD, at which time product sales commenced. In addition, in September 2012, we received marketing approval from the FDA for EYLEA for the treatment of macular edema following CRVO. For the three months ended March 31, 2013 and 2012, we recognized EYLEA net product sales of $313.9 million and $123.5 million, respectively. For the three months ended March 31, 2013 and 2012, we also recognized ARCALYST net product sales of $4.8 million and $4.4 million, respectively.
For the three months ended March 31, 2013 and 2012, we recorded 77% and 81%, respectively, of our total gross product revenue from sales to Besse Medical, a subsidiary of AmerisourceBergen Corporation.
We record product sales net of allowances and accruals for rebates and chargebacks under governmental programs (including Medicaid), distribution-related fees, prompt pay discounts, product returns, and other sales-related deductions. The following table summarizes the provisions, and credits/payments, for sales-related deductions for the three months ended March 31, 2013 and 2012.

(In millions)	Rebates & Chargebacks	Distribution-Related Fees	Other Sales-Related Deductions	Total
Balance as of December 31, 2012	$3.0	$15.3	$0.5	$18.8
Provision related to current period sales	5.5	13.9	0.2	19.6
Credits/payments	(4.8)	(11.5)	(0.2)	(16.5)
Balance as of March 31, 2013	$3.7	$17.7	$0.5	$21.9

Balance as of December 31, 2011	$0.6	$1.5	$0.2	$2.3
Provision related to current period sales	2.4	7.0	0.7	10.1
Credits/payments	(0.2)	(3.0)	(0.4)	(3.6)
Balance as of March 31, 2012	$2.8	$5.5	$0.5	$8.8

Sanofi Collaboration Revenue
The collaboration revenue we earned from Sanofi, as detailed below, consisted primarily of reimbursement for research and development expenses that we incurred, recognition of our share of losses in connection with Sanofi's commercialization of ZALTRAP, and recognition of revenue related to non-refundable up-front payments.

Sanofi Collaboration Revenue	Three months ended March 31,
(In millions)	2013	2012
ZALTRAP:
Regeneron's share of losses in connection with commercialization of ZALTRAP	$(7.8)	$(3.7)
Reimbursement of Regeneron research and development and other expenses	2.5	2.8
Recognition of deferred revenue related to up-front payments	1.4	2.5
Total ZALTRAP	(3.9)	1.6
Antibody:
Reimbursement of Regeneron research and development expenses	100.6	80.8
Recognition of deferred revenue related to up-front and other payments	2.2	2.2
Recognition of revenue related to VelociGene agreement	0.4	0.4
Total Antibody	103.2	83.4
Total Sanofi collaboration revenue	$99.3	$85.0

Sanofi commenced sales of ZALTRAP (ziv-aflibercept) Injection for Intravenous Infusion, in combination with FOLFIRI, for patients with mCRC that is resistant to or has progressed following an oxaliplatin-containing regimen, in the United States in the third quarter of 2012 and in certain countries in Europe in the first quarter of 2013. Regeneron's share of the loss in connection with commercialization of ZALTRAP, as shown in the table below, represents our 50% share of ZALTRAP net product sales less cost of goods sold and shared commercialization and other expenses.

Regeneron's share of losses in connection with commercialization of ZALTRAP	Three months ended March 31,
(In millions)	2013	2012
Net product sales recorded by Sanofi	$14.1
Regeneron's share of collaboration losses	(7.8)	$(3.7)

Our share of the loss increased in the first quarter of 2013, compared to the first quarter of 2012, as higher costs in connection with launching ZALTRAP were partly offset by net product sales. Sanofi provides us with an estimate of our share of the profit or loss from commercialization of ZALTRAP for the most recent fiscal quarter. Sanofi's estimates of net products sales and related expenses for such quarter are reconciled to their actual net product sales and related expenses in the subsequent fiscal quarter, and our portion of the profit or loss is adjusted accordingly, as necessary.

Recognition of deferred revenue related to the ZALTRAP up-front payments from Sanofi decreased in the first quarter of 2013, compared to the same period of 2012, due to lengthening the estimated performance period over which this deferred revenue is being recognized, effective in the first quarter of 2013. In connection with recognition of deferred revenue related to ZALTRAP, as of March 31, 2013, $10.1 million of the original $105.0 million of up-front payments was deferred and will be recognized as revenue in future periods.
In the first quarter of 2013, Sanofi's reimbursement of our antibody expenses consisted of $44.8 million under our discovery agreement and $55.8 million of development costs under our license agreement, compared to $44.6 million and $36.2 million, respectively, in the first quarter of 2012. The higher reimbursement of development costs in the first quarter of 2013, compared to the same period of 2012, was primarily due to increased development activities for alirocumab.

As it relates to recognition of deferred revenue, in connection with the November 2009 amendment of the discovery agreement, Sanofi has funded $30 million of agreed-upon costs incurred by us to expand our manufacturing capacity at our Rensselaer, New York facilities. Revenue related to such funding from Sanofi was deferred and is being recognized as collaboration revenue prospectively over the related performance period in conjunction with the recognition of the original $85.0 million up-front payment. As of March 31, 2013, $67.0 million of the up-front and other payments was deferred and will be recognized as revenue in future periods.
Bayer HealthCare Collaboration Revenue
The collaboration revenue we earned from Bayer HealthCare, as detailed below, consisted primarily of recognition of our share of profits in connection with commercialization of EYLEA outside the United States, cost-sharing of Regeneron EYLEA development expenses, and recognition of revenue related to a non-refundable $75.0 million up-front payment received in 2006 and a $20.0 million milestone payment received in 2007 (which, for the purpose of revenue recognition, was not considered substantive).

Bayer HealthCare Collaboration Revenue	Three months ended March 31,
(In millions)	2013	2012
Regeneron's net profit in connection with commercialization of EYLEA outside the United States	$6.4
Cost-sharing of Regeneron EYLEA development expenses	6.0	$10.5
Reimbursement of other Regeneron EYLEA expenses	0.5
Recognition of deferred revenue related to up-front and other milestone payments	2.0	2.0
Total Bayer HealthCare collaboration revenue	$14.9	$12.5

Bayer HealthCare commenced sales of EYLEA for the treatment of wet AMD in the fourth quarter of 2012 following receipt of regulatory approvals in the European Union and other regions. Regeneron's net profit in connection with commercialization of EYLEA outside the United States is summarized below.

Regeneron's Net Profit from EYLEA Sales Outside the United States	Three months ended
(In millions)	March 31, 2013
Net product sales outside the United States recorded by Bayer HealthCare	$64.8
Regeneron's share of collaboration profit from sales outside the United States	19.6
Reimbursement of EYLEA development expenses incurred by Bayer HealthCare in accordance with Regeneron's payment obligation	(13.2)
Regeneron's net profit in connection with commercialization of EYLEA outside the United States	$6.4
Our share of the profit and the Japan royalties we earned from commercialization of EYLEA outside the United States were partly offset by our contractual obligation to reimburse Bayer HealthCare for a portion of the agreed-upon development expenses previously incurred by Bayer HealthCare. Bayer HealthCare provides us with an estimate of our share of the profit or loss from commercialization of EYLEA outside the United States for the most recent fiscal quarter. Bayer HealthCare's estimates of net product sales and related expenses for such quarter are reconciled to their actual net product sales and related expenses in the subsequent fiscal quarter, and our portion of the profit or loss is adjusted accordingly, as necessary.

Cost-sharing of our global EYLEA development expenses with Bayer HealthCare decreased in the first quarter of 2013 compared to the same period in 2012. In the first quarter of 2013, we incurred lower costs in connection with regulatory activities and our EYLEA clinical studies in wet AMD.
As of March 31, 2013, $27.7 million of the up-front and 2007 milestone payments was deferred and will be recognized as revenue in future periods.
Technology Licensing Revenue
In connection with the amendment and extension of our VelocImmune license agreement with Astellas, in August 2010, we received a $165.0 million up-front payment, which was deferred upon receipt and is being recognized as revenue ratably over a seven-year period beginning in June 2011. In the first quarter of both 2013 and 2012, we recognized $5.9 million of technology licensing revenue related to this agreement. As of March 31, 2013, $122.2 million of the August 2010 technology licensing payment received from Astellas was deferred and will be recognized as revenue in future periods.
Other Revenue
Under a June 2009 agreement with Novartis, we receive royalties on worldwide sales of Novartis' canakinumab. In the first quarter of 2013 and 2012, other revenue included $0.8 million and $0.5 million, respectively, of royalties from Novartis.
Expenses
Total operating expenses increased to $286.6 million in the first quarter of 2013 from $209.6 million in the first quarter of 2012. Our average headcount in the first quarter of 2013 increased to 1,996 from 1,729 in the same period of 2012, principally in connection with expanding our research and development, and commercialization, activities.
Operating expenses in the first quarter of 2013 and 2012 included a total of $53.0 million and $23.2 million, respectively, of non-cash compensation expense related to employee stock option and restricted stock awards (Non-cash Compensation Expense). The increase in total Non-cash Compensation Expense in the first quarter of 2013 was primarily attributable to the higher fair market value of our Common Stock on the date of our annual employee option grants made in December 2012 compared to recent prior years.

Research and Development Expenses
Research and development expenses increased to $180.3 million in the first quarter of 2013 from $138.9 million in the same period of 2012. The following table summarizes the major categories of our research and development expenses for the three months ended March 31, 2013 and 2012:

Research and Development Expenses	Three months ended March 31,		Increase
(In millions)	2013	2012	(Decrease)
Payroll and benefits (1)	$69.1	$51.4	$17.7
Clinical trial expenses	24.7	23.2	1.5
Clinical manufacturing costs (2)	48.6	27.1	21.5
Research and other development costs	14.1	12.9	1.2
Occupancy and other operating costs	21.4	18.8	2.6
Cost-sharing of Bayer HealthCare EYLEA development expenses (3)	2.4	5.5	(3.1)
Total research and development expenses	$180.3	$138.9	$41.4

(1)	Includes Non-cash Compensation Expense of $23.7 million for the three months ended March 31, 2013 and $9.5 million for the three months ended March 31, 2012.

(2)
Represents the full cost of manufacturing drug for use in research, preclinical development, and clinical trials, including related payroll and benefits, Non-cash Compensation Expense, manufacturing materials and supplies, drug filling, packaging, and labeling costs, depreciation, and occupancy costs of our Rensselaer manufacturing facility. Includes Non-cash Compensation Expense of $3.1 million for the three months ended March 31, 2013 and $1.0 million for the three months ended March 31, 2012.

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

Payroll and benefits increased principally due to the increase in employee headcount and Non-cash Compensation Expense, as described above. Clinical trial expenses increased slightly due primarily to higher costs for clinical studies of alirocumab and dupilumab, partly offset by lower costs related to our Phase 3 trials of EYLEA in wet AMD and ARCALYST, which have concluded. Clinical manufacturing costs increased primarily due to higher costs related to manufacturing alirocumab and other antibody candidates, partly offset by lower costs related to manufacturing sarilumab and clinical supplies of ARCALYST. Cost-sharing of Bayer HealthCare's EYLEA development expenses decreased primarily due to lower costs in connection with Bayer HealthCare's CRVO and DME development activities.

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

Project Costs	Three months ended March 31,		Increase
(In millions)	2013	2012	(Decrease)
EYLEA	$30.4	$34.9	$(4.5)
ARCALYST	2.5	10.8	(8.3)
ZALTRAP	3.0	2.9	0.1
Alirocumab	31.2	7.0	24.2
Sarilumab	5.5	11.3	(5.8)
Dupilumab	12.2	5.1	7.1
Other antibody candidates in clinical development	22.4	9.7	12.7
Other research programs and unallocated costs	73.1	57.2	15.9
Total research and development expenses	$180.3	$138.9	$41.4

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

Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased to $77.3 million in the first quarter of 2013 from $58.4 million in the same period of 2012 due to higher expenses in connection with commercialization of EYLEA, including the Branded Prescription Drug Fee (as described in the Liquidity and Capital Resources section below), and higher Non-cash Compensation Expense principally for the reason described above. Selling, general, and administrative expenses included $25.8 million and $12.6 million of Non-cash Compensation Expense in the first quarter of 2013 and 2012, respectively.
Cost of Goods Sold
Cost of goods sold increased to $29.1 million in the first quarter of 2013 from $12.3 million in the same period of 2012 due primarily to increased sales of EYLEA. Cost of goods sold primarily consisted of royalties, as well as costs in connection with producing EYLEA and ARCALYST commercial supplies. In addition, cost of goods sold in the first quarter of 2013 and 2012 included inventory write-downs and reserves totaling $3.2 million and $1.9 million, respectively. We record a charge to cost of goods sold to write down our inventory to its estimated realizable value if certain batches or units of product do not meet quality specifications or are expected to expire prior to sale.
Other Income and Expense
Interest expense increased slightly to $11.7 million in the first quarter of 2013 from $11.2 million in the same period of 2012. In October 2011, we issued $400.0 million aggregate principal amount of 1.875% convertible senior notes. Total interest expense in the first quarter of 2013 and 2012 associated with these notes, including amortization of the note discount and debt issuance costs, was $7.7 million and $7.1 million, respectively.
Income Taxes
In the first quarter of 2013, we recorded a $43.0 million income tax provision. The effective tax rate for the first quarter was 30.3%, which included, as a discrete item, the impact of enacting The American Taxpayer Relief Act in January 2013. The American Taxpayer Relief Act included a provision to extend the income tax credit for increased research activities retroactively to the tax year ended December 31, 2012. As a result, our 2012 research tax credit reduced our effective tax rate for the first quarter of 2013 by 12.3%.

In the first quarter of 2012, income tax expense relating to our pre-tax income was fully offset by a reversal of a portion of our valuation allowance. As of March 31, 2012, we continued to recognize a full valuation allowance against our net operating loss carry-forward and other deferred tax assets since we had an extended history of losses. In the fourth quarter of 2012, we recorded an income tax benefit attributable to the release of substantially all of the remaining valuation allowance against our deferred tax assets. The decision to release this valuation allowance was made after we determined that it was more likely than not that these deferred tax assets would be realized.

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

Sources and Uses of Cash for the Three Months Ended March 31, 2013 and 2012

At March 31, 2013, we had $662.8 million in cash, cash equivalents, and marketable securities (including $8.5 million of restricted cash and marketable securities) compared with $587.5 million (including $8.2 million of restricted cash and marketable securities) at December 31, 2012. In connection with our product launch of EYLEA in November 2011, we have offered extended payment terms to our EYLEA customers. As a result, due to the growth of our EYLEA product sales, our net trade accounts receivable (none of which are past due) have increased to $703.9 million at March 31, 2013 from $593.2 million at December 31, 2012. During the three months ended March 31, 2013, we collected $222.1 million of EYLEA trade receivables, and we expect such collections to increase during the rest of the year.

Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities was $86.2 million in the first quarter of 2013. Our net income of $98.9 million in the first quarter of 2013 included (i) Non-cash Compensation Expense of $53.0 million, (ii) depreciation and amortization of $9.4 million, (iii) non-cash interest expense of $5.8 million, resulting from the amortization of the discount and debt issuance costs in connection with our convertible senior notes, which were issued in October 2011, and (iv) other non-cash charges, including inventory write-downs and reserves totaling $3.2 million.

Deferred tax assets at March 31, 2013 decreased by $39.5 million, compared to end-of-year 2012, due to utilization of these assets to offset income taxes payable for the first quarter of 2013. At March 31, 2013, Sanofi and trade accounts receivable increased by $109.5 million, compared to end-of-year 2012, primarily due to higher trade accounts receivable in connection with EYLEA product sales, as described above. Prepaid expenses and other current assets increased by $43.7 million, compared to end-of-year 2012, primarily due to higher balances of capitalized inventory costs, principally in connection with EYLEA commercial supplies, and higher prepaid sales-related fees. Our deferred revenue at March 31, 2013 decreased by $6.5 million, compared to end-of-year 2012, primarily due to amortization of a previously deferred $165.0 million payment under our license agreement with Astellas and amortization of previously deferred payments under our Sanofi and Bayer HealthCare collaborations. Accounts payable, accrued expenses, and other liabilities increased by $32.1 million at March 31, 2013, compared to end-of-year 2012, primarily due to higher sales-related charges, deductions, and royalties related to EYLEA and higher payroll-related liabilities.

Net cash used in operating activities was $87.0 million in the first quarter of 2012. Our net income of $11.7 million in the first quarter of 2012 included (i) Non-cash Compensation Expense of $23.2 million, (ii) depreciation and amortization of $8.4 million, and (iii) non-cash interest expense of $5.5 million, including $5.2 million resulting from the amortization of the discount and debt issuance costs in connection with our convertible senior notes, which were issued in October 2011.
At March 31, 2012, Sanofi and trade accounts receivable increased by $135.3 million, compared to end-of-year 2011, primarily due to higher trade accounts receivable in connection with higher EYLEA product sales. Our deferred revenue at March 31, 2012 decreased by $9.1 million, compared to end-of-year 2011, primarily due to amortization of a previously received and deferred $165.0 million payment under our license agreement with Astellas and amortization of previously deferred payments under our Sanofi and Bayer HealthCare collaborations. Accounts payable, accrued expenses, and other liabilities increased by $12.7 million at March 31, 2012, compared to end-of-year 2011, primarily due to higher commercialization activities and sales-related deductions for EYLEA, partly offset by a decrease in liabilities for payroll-related expenses since accrued year-end 2011 employee bonuses were disbursed in the first quarter of 2012.
Cash (Used in) Provided by Investing Activities
Net cash used in investing activities was $147.7 million in the first quarter of 2013, compared with net cash provided by investing activities of $15.8 million in the first quarter of 2012. In the first quarter of 2013, purchases of marketable securities exceeded sales or maturities of marketable securities by $126.2 million. In the first quarter of 2012, sales or maturities of marketable securities exceeded purchases of marketable securities by $27.3 million. Capital expenditures of $21.2 million and $11.1 million in the first quarter of 2013 and 2012, respectively, included costs in connection with expanding our Rensselaer, New York manufacturing facilities and tenant improvement and associated costs related to our leased facilities in Tarrytown, New York.

Cash Provided by (Used in) Financing Activities
Net cash provided by financing activities was $11.5 million in the first quarter of 2013 compared to net cash used in financing activities of $17.8 million in the first quarter of 2012. There was a decrease in exercises of employee stock options in the first quarter of 2013 compared to the same period of 2012. As a result, proceeds from issuances of Common Stock were $13.0 million in the first quarter of 2013 as compared to $31.8 million in the first quarter of 2012. In addition, payments for employee tax obligations in connection with stock option exercises were $3.1 million in the first quarter of 2013 as compared to $49.1 million in the first quarter of 2012.
Fair Value of Marketable Securities
At March 31, 2013 and December 31, 2012, we held marketable securities whose aggregate fair value totaled $482.4 million and $354.9 million, respectively. The composition of our portfolio of marketable securities on these dates was as follows:

	March 31, 2013		December 31, 2012
Investment type	Fair Value	Percent	Fair Value	Percent
Unrestricted
U.S. government and government agency obligations	$305.9	63%	$328.1	92%
Corporate bonds	122.9	25%
Commercial paper	25.2	5%
Municipal bonds	17.2	4%	17.5	5%
Equity securities	2.8	1%	3.4	1%
Total unrestricted marketable securities	474.0	98%	349.0	98%
Restricted
U.S. government obligations	8.4	2%	5.9	2%
Total marketable securities	$482.4	100%	$354.9	100%
In addition, at March 31, 2013 and December 31, 2012, we had $180.5 million and $232.6 million, respectively, of cash, cash equivalents, and restricted cash, primarily held in money market funds that invest in U.S. government securities.
Capital Expenditures
Our cash expenditures for property, plant, and equipment totaled $21.2 million in the first quarter of 2013 and $11.1 million in the first quarter of 2012.
We expect to incur capital expenditures of approximately $80 to $100 million during the remainder of 2013 primarily in connection with expanding our manufacturing facilities at our Rensselaer facility, tenant improvements at our leased Tarrytown facilities, and purchases of equipment.
Tarrytown, New York Lease
In April 2013, we entered into a new lease agreement for additional laboratory and office space at our Tarrytown facility. The new facilities will include approximately 297,000 square feet of laboratory and office space in two new buildings to be constructed. The initial term of the lease is 15 years, and contains three renewal options to extend the terms of the lease by five years each. Construction of the new buildings is anticipated to begin in late 2013 and to be completed in late 2015.
In April 2013, we also executed an early renewal of approximately 360,000 square feet of space that we currently lease at our Tarrytown facility. The early renewal extended the term of the lease from June 2024 to June 2029.

Funding Requirements
We expect continued growth in our expenditures, particularly in connection with our research and development activities (including preclinical and clinical testing), commercialization of EYLEA and ZALTRAP, and capital expenditures. We believe that our existing capital resources, funds generated by anticipated EYLEA net product sales, and funding for reimbursement of development costs that we are entitled to receive under our collaboration agreements will enable us to meet our projected operating needs for the foreseeable future. As described above, research and development expenses that we incur in connection with our ZALTRAP and antibodies collaborations are generally funded by Sanofi, except that following receipt of the first positive Phase 3 trial results for a co-developed antibody drug candidate, subsequent Phase 3 trial-related costs for that drug candidate are shared 80% by Sanofi and 20% by us. In addition, as described above, we and Bayer HealthCare share agreed-upon development expenses that both companies incur in connection with our EYLEA collaboration.
As described above, in May 2013, we acquired from Sanofi full exclusive rights to antibodies targeting the PDGF family of receptors and ligands in ophthalmology and all other indications and to antibodies targeting the ANG2 receptor and ligand in ophthalmology. With respect to PDGF antibodies, we will pay Sanofi $10 million upfront, up to $40 million in development milestone payments, and royalties on any future sales. With respect to ANG2 antibodies in ophthalmology, we will pay Sanofi $10 million upfront, a potential $5 million development milestone payment, and royalties on any future sales.
Under our collaboration agreements with Sanofi and Bayer HealthCare, we and our collaborator will share profits and losses in connection with commercialization of drug products. Profits or losses under each collaboration are measured by calculating net sales less cost of goods sold and shared commercialization and other expenses. If the applicable collaboration becomes profitable, we have contingent contractual obligations to reimburse Sanofi and Bayer HealthCare for a defined percentage (generally 50%) of agreed-upon development expenses incurred by Sanofi and Bayer HealthCare, respectively. These reimbursements would be deducted each quarter, in accordance with a formula, from our share of the collaboration profits (and, for our ZALTRAP collaboration with Sanofi and our Bayer HealthCare collaboration, royalties on product sales in Japan) otherwise payable to us, unless, in some cases, we elect to reimburse these expenses at a faster rate. In particular, as of December 31, 2012, our reimbursement obligation to Sanofi for ZALTRAP was approximately $419 million, while our reimbursement obligation to Bayer HealthCare for EYLEA was approximately $264 million. Therefore, we expect that, initially, our share of profits from sales of ZALTRAP, and a portion of our share of profits from sales of EYLEA outside the United States, will be used to reimburse our collaborators for these obligations.
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
Our commercialization costs over the next few years will depend on, among other things, whether or not new indications for our marketed products or our antibody product candidates in later stage clinical development receive regulatory approval, the market potential for such new indications or product candidates, and the commercialization terms of our collaboration agreements, if applicable (whereby some or all commercialization costs may be shared with our collaborators). Currently, we are required to pay royalties on sales of commercial products. In the future, if we are able to successfully develop, market, and sell EYLEA for other indications, or certain of our product candidates, we may be required to pay additional royalties or share the profits from such sales pursuant to our license or collaboration agreements. In addition, under the provisions of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, a non-tax deductible annual fee (the Branded Prescription Drug Fee) is imposed on pharmaceutical manufacturers that sell branded prescription drugs to specified government programs. This fee is allocated to companies, including Regeneron, based on their prior year market share of total branded prescription drug sales into these government programs.
As described above, in the first quarter of 2013 and 2012, we made cash payments of $3.1 million and $49.1 million, respectively, for employee tax obligations in connection with stock option exercises. Future cash requirements for such payments will depend on various factors, including the level of stock option grants and exercises, the level of restricted stock grants, and the sales prices of our Common Stock, and may continue to be substantial.

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
In connection with our collaboration with Bayer HealthCare, we are entitled to receive milestone payments related to marketing and pricing approvals of EYLEA in major market countries outside the United States, as well as sales milestones based on total twelve-month sales of EYLEA outside the United States achieving certain specified levels. Under the terms of our ZALTRAP collaboration agreement with Sanofi, we are also entitled to receive milestone payments upon receipt of additional specified marketing approvals.
Other than letters of credits totaling $5.0 million as of March 31, 2013, including a $3.4 million letter of credit which was cancelled in April 2013 in connection with the amendment of our Tarrytown lease, as described above, we have no off-balance sheet arrangements. We do not guarantee the obligations of any other entity. As of March 31, 2013, we had no other established banking arrangements through which we could obtain short-term financing or a line of credit. In October 2010, we filed a shelf registration statement on Form S-3, which will expire in October 2013, registering the sale, in one or more offerings, of an indeterminate amount of equity or debt securities, together or separately. There is no assurance, however, that we will be able to complete any offerings of securities under this shelf or other registration statements. Factors influencing the availability of additional financing include our progress in product development and commercialization, investor perception of our prospects, and the general condition of the financial markets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our earnings and cash flows are subject to fluctuations due to changes in interest rates, principally in connection with our investments in marketable securities, which consist primarily of direct obligations of the U.S. government and its agencies, other debt securities guaranteed by the U.S. government, corporate bonds, and commercial paper. We do not believe we are materially exposed to changes in interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We estimate that a 100 basis point, or 1%, unfavorable change in interest rates would have resulted in approximately a $7.0 million and $3.1 million decrease in the fair value of our investment portfolio at March 31, 2013 and 2012, respectively. The increase in interest rate risk year over year is due primarily to higher balances of marketable debt securities that we held at March 31, 2013 compared to the same period of 2012.
Credit Quality Risk
We have an investment policy that includes guidelines on acceptable investment securities, minimum credit quality, maturity parameters, and concentration. Nonetheless, deterioration of the credit quality of an investment security subsequent to purchase may subject us to the risk of not being able to recover the full principal value of the security. During the first quarter of 2013 and 2012, we did not recognize any other-than-temporary impairment charges.
We are also subject to credit risk in connection with accounts receivable from our product sales of EYLEA and ARCALYST. These accounts receivable are due from three distributors and several specialty pharmacies, who are our customers. We have contractual payment terms with each of our customers, and we monitor our customers' financial performance and credit worthiness so that we can properly assess and respond to any changes in their credit profile. In addition, we may insure a portion of our accounts receivables within our overall risk management practices. During the first quarter of 2013 and 2012 we did not recognize any charges for write-offs of accounts receivable related to our marketed products. At both March 31, 2013 and December 31, 2012, one individual customer accounted for 80% of our net trade accounts receivable balances.

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
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We have initiated patent-related actions against Genentech in Germany, the United Kingdom, and Italy relating in each case to a patent that expired on October 28, 2012. We may initiate other actions in other countries outside the United States, which could have similar or other adverse outcomes that would materially harm our business and which, irrespective of the outcomes, may also entail significant costs and expenses. In the United Kingdom, an adverse decision at first instance dated March 22, 2012 was appealed to the UK Court of Appeal. The Court of Appeal decision dated February 21, 2013 found the designation of European patent EP 1 238 986 in the United Kingdom to be valid and that potential acts relating to VEGF Trap-Eye in the United Kingdom before expiration of the patent on October 28, 2012 would infringe this patent. We have sought permission to appeal to the Supreme Court of the United Kingdom. A negative decision would result in an order requiring us to pay Genentech's recoverable legal costs.

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
Beginning in the first quarter of 2012, we reported profitability; prior to that, we generally incurred net losses. From inception on January 8, 1988 through March 31, 2013, we had a cumulative loss of $418.2 million. If we cannot sustain profitability, we may be unable to continue our operations. In the absence of substantial revenue from the sale of products on an ongoing basis, including our current sales of EYLEA and ARCALYST, and our share of the profits from Sanofi's sales of ZALTRAP and Bayer HealthCare's sales of EYLEA outside the United States, or from other sources, the amount, timing, nature or source of which cannot be predicted, we may incur substantial losses again as we conduct our research and development activities, commercialize our approved products, and prepare for possible commercialization of our other product candidates and new indications of our marketed products.
We may need additional funding in the future, which may not be available to us, and which may force us to delay, reduce or eliminate our product development programs or commercialization efforts.
We will need to expend substantial resources for research and development, including costs associated with clinical testing of our product candidates and new indications of our marketed products, the commercialization of products, and capital expenditures. We believe our existing capital resources, together with funds generated by current and anticipated EYLEA net product sales and funding we are entitled to receive under our collaboration agreements, will enable us to meet our anticipated operating needs for the foreseeable future; however, one or more of our collaboration agreements may terminate, our revenues may fall short of our projections or be delayed, or our expenses may increase, any of which could result in our capital being consumed significantly faster than anticipated. In addition, our expenses may increase for many reasons, including expenses in connection with the ongoing launch and marketing of EYLEA and the potential commercial launches of our late-stage product candidates and new indications for our marketed products, manufacturing scale-up, expenses related to clinical trials testing EYLEA, fasinumab, REGN846, REGN1154, REGN1400, or REGN1500, and expenses related to the potential requirement for us to fund 20% of Phase 3 clinical trial costs for any of our antibody product candidates being developed in collaboration with Sanofi.
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
EYLEA is currently available in the United States for treatment of wet AMD and macular edema following CRVO, and in the United Kingdom, Germany, Switzerland, Australia, Japan and certain other countries for the treatment of wet AMD. In addition, EYLEA has received regulatory approval in the first country outside of the United States for the treatment of macular edema following CRVO. We are subject to significant ongoing regulatory obligations with respect to EYLEA for the treatment of wet AMD and macular edema following CRVO in the United States, and, outside the United States, the commercialization of EYLEA is subject to significant ongoing regulatory obligations and oversight in those countries where the product is approved. If we fail to maintain regulatory compliance for EYLEA for the treatment of wet AMD and macular edema following CRVO, we may lose marketing approval, which would materially harm our business, prospects, operating results, and financial condition. Failure to comply may also subject us to sanctions, product recalls, or withdrawals of previously approved marketing applications. See also “If we fail to meet the stringent requirements of governmental regulation in the manufacture of drug products or product candidates, we could incur substantial remedial costs, delays in the development or approval of our product candidates or new indications for our marketed products and/or in their commercial launch if they obtain regulatory approval, and a reduction in sales.”
Serious complications or side effects in connection with the use of EYLEA could materially harm our business, prospects, operating results, and financial condition.
There are risks inherent in intravitreal injections, including intravitreal injections with EYLEA, such as intraocular inflammation, sterile and culture positive endophthalmitis, corneal decomposition, retinal detachment, retinal tear, and other side effects, all of which are reported from time to time to the FDA. Serious complications or serious, unexpected side effects in connection with the use of EYLEA could materially harm our business, prospects, operating results, and financial condition.
Our regulatory approval for sales of EYLEA is limited to the treatment of wet AMD and macular edema following CRVO and is limited geographically. If we don't receive approval for EYLEA for other indications, or if approvals are not obtained for sales in other countries, sales and profits will be limited.
We and Bayer HealthCare have received regulatory approvals for sale of EYLEA for the treatment of wet AMD and macular edema following CRVO in certain countries throughout the world. If we do not receive approval for EYLEA for other uses, or if approvals for sales in other countries are not obtained, sales will be limited and our potential for profits will be limited. As a result, our business, prospects, operating results, and financial condition would be materially impacted.

Our sales of EYLEA are dependent on the availability and extent of reimbursement from third party payers, and changes to such reimbursement may materially harm our sales and revenue and harm our business, prospects, operating results, and financial condition.
Our current sales in the United States of EYLEA are dependent, in part, on the availability and extent of reimbursement from third-party payers, including private payer healthcare and insurance programs and government programs such as Medicare and Medicaid. If approved for sale in other countries, such sales will be dependent, in part, on similar programs in these countries. In the United States, there is an increased focus from the federal government and others on analyzing the impact of various regulatory programs on the federal deficit, which could result in increased pressure on federal programs to reduce costs, including limiting federal healthcare expenditures. Economic pressure on state budgets may also have a similar impact. A reduction in the availability or extent of reimbursement from U.S. government programs could have a material adverse effect on the sales of EYLEA. Since EYLEA is too expensive for most patients to afford without health insurance coverage, if adequate coverage and reimbursement by third-party payers, including Medicare and Medicaid in the United States, is not available, our ability to successfully commercialize EYLEA will be materially adversely impacted. Our sales and potential profits and our business, prospects, operating results, and financial condition would be materially harmed. See also "The successful commercialization of our marketed products, as well as our late-stage product candidates or new indications for our marketed products, if approved, will depend on obtaining coverage and reimbursement for use of these products from third-party payers, including Medicare and Medicaid in the United States, and these payers may not agree to cover or adequately reimburse for use of our products or may do so at levels that make our products uncompetitive and/or unprofitable, which would materially harm our business, prospects, operating results, and financial condition."
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
We have studied fasinumab in a variety of pain indications, including osteoarthritis of the knee. In December 2010, the FDA placed fasinumab and other investigational agents targeting NGF on clinical hold after a case of rapidly progressive osteoarthritis leading to joint replacement was seen in another company's anti-NGF program. At that time, the FDA expressed concern that this case, which followed previously-reported cases of joint replacements in patients on an anti-NGF drug candidate being developed by a different pharmaceutical company, provided evidence to suggest a class effect. An FDA Arthritis Advisory Committee met on March 12, 2012 to discuss possible safety issues related to anti-NGF compounds and voted unanimously in favor of a role for the ongoing development of anti-NGF agents in osteoarthritis. The Arthritis Advisory Committee also voted twenty to one in favor of a role for development of anti-NGF agents to manage the pain associated with conditions for which there are no agents with demonstrated analgesic efficacy. In December 2012, the FDA removed the clinical hold on fasinumab after reviewing our proposed Phase 3 program in osteoarthritis. However, shortly thereafter, the entire class was again placed on clinical hold as a result of preclinical data from other investigational agents targeting NGF in development. There are currently no trials with fasinumab that are either enrolling or treating patients. Discussions with the FDA about fasinumab are ongoing.

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
Our business requires using sensitive and proprietary technology and other information that we protect as trade secrets. We seek to prevent improper disclosure of these trade secrets through confidentiality agreements. If our trade secrets are improperly disclosed, by our own employees, our collaborators or otherwise, it would help our competitors and adversely affect our business. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our rights are covered by valid and enforceable patents or are effectively maintained as trade secrets. The patent position of biotechnology companies, including our company, involves complex legal and factual questions and, therefore, enforceability cannot be predicted with certainty. Our patents may be challenged, invalidated, or circumvented. Patent applications filed outside the United States may be challenged by third parties who file an opposition. Such opposition proceedings are increasingly common in the European Union and are costly to defend. We have pending patent applications in the European Patent Office and it is likely that we will need to defend patent applications from third-party challengers from time to time in the future. Certain patent applications filed in the United States may also be challenged by third parties who file a request for post-grant review under the America Invents Act of 2011. We expect that post-grant review proceedings will become common in the United States and will be costly to defend. We have pending patent applications in the United States Patent and Trademark Office and it is likely that we will need to defend patent applications from third-party challengers from time to time in the future. Our patent rights may not provide us with a proprietary position or competitive advantages against competitors. Furthermore, even if the outcome is favorable to us, the enforcement of our intellectual property rights can be extremely expensive and time consuming.
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
We believe Genentech's remaining claims in the First Davis Smyth Case and the Second Davis Smyth Case are without merit and intend to continue to defend against all of Genentech's remaining claims vigorously. However, it is possible that there could be an adverse determination or judgment in either or both cases that would materially harm our business by requiring us to seek a license for matters not covered by the Genentech Agreement, which may not be available at all or on reasonable terms, or precluding the manufacture, further development, or sale of EYLEA outside the United States or ZALTRAP, or resulting in a damage award. In addition, irrespective of the outcome of the Davis-Smyth cases, we have incurred and will likely continue to incur significant costs and expenses associated with them, which have negatively affected, and will likely continue to negatively affect, our results of operations. An adverse determination in any of the proceedings described herein may have a material adverse effect on our business, prospects, operating results, and financial condition.
We have initiated patent-related actions against Genentech in Germany, the United Kingdom, and Italy relating in each case to a patent that expired on October 28, 2012. We may initiate other actions in other countries outside the United States, which could have similar or other adverse outcomes that would materially harm our business and which, irrespective of the outcomes, may also entail significant costs and expenses. In the United Kingdom, an adverse decision at first instance dated March 22, 2012 was appealed to the UK Court of Appeal. The Court of Appeal decision dated February 21, 2013 found the designation of European patent EP 1 238 986 in the United Kingdom to be valid and that potential acts relating to VEGF Trap Eye in the United Kingdom before expiration of the patent on October 28, 2012 would infringe this patent. We have sought permission to appeal to the Supreme Court of the United Kingdom. A negative decision would result in an order requiring us to pay Genentech's recoverable legal costs.
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
We have commenced construction of additional manufacturing space at our Rensselaer, New York site to increase our manufacturing capacity and, in the future, we may lease, operate, purchase, or construct additional facilities to conduct expanded manufacturing activities. Expanding our manufacturing capacity to supply commercial quantities of the active pharmaceutical ingredients for our marketed products and our late-stage product candidates if they are approved for marketing, and to supply clinical drug material to support the continued growth of our clinical programs, will require substantial additional expenditures and various regulatory approvals and permits. In addition, we will need to hire and train significant numbers of employees and managerial personnel to staff our expanding manufacturing and supply chain operations. Start-up costs can be large and scale-up entails significant risks related to process development and manufacturing yields. In addition, we may face difficulties or delays in developing or acquiring the necessary production equipment and technology to manufacture sufficient quantities of our product candidates at reasonable costs and in compliance with applicable regulatory requirements. The FDA and analogous foreign regulatory authorities must determine that our existing and any expanded manufacturing facilities comply, or continue to comply, with cGMP requirements for both clinical and commercial production and license them, or continue to license them, accordingly, and such facilities must also comply with applicable environmental, safety, and other governmental permitting requirements. We may not successfully expand or establish sufficient manufacturing capabilities or manufacture our products economically or in compliance with cGMPs and other regulatory requirements, and we and our collaborators may not be able to build or procure additional capacity in the required timeframe to meet commercial demand for our late-stage product candidates if they receive regulatory approval, and to continue to meet the requirements of our clinical programs. This would interfere with our efforts to successfully commercialize EYLEA, ZALTRAP, and ARCALYST and could also delay or require us to discontinue one or more of our clinical development programs. As a result, our business, prospects, operating results, and financial condition could be materially harmed.
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
Currently, we have three marketed products, EYLEA, ZALTRAP, and ARCALYST. While we have established our own sales and marketing organization for EYLEA in the United States for the treatment of wet AMD and macular edema following CRVO, we have limited commercialization experience and we have no sales, marketing, commercial, or distribution capabilities outside the United States. In addition, EYLEA faces intense competition from Lucentis® and from off-label use of Avastin®, both of which have been on the market for a number of years and, potentially, from new competitive products currently in clinical development. We expect that the continued commercial success of EYLEA will depend on many factors, including the following:

•
effectiveness of the commercial strategy in and outside the United States for the launch and marketing of EYLEA, including pricing strategy and the effectiveness of efforts to obtain, and the timing of obtaining, adequate third-party reimbursements;

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
We sell EYLEA in the United States to three distributors and several specialty pharmacies. We sell ARCALYST in the United States to two specialty pharmacies. Under these distribution models, the distributors and specialty pharmacies generally take physical delivery of product. For EYLEA, the distributors and specialty pharmacies generally sell the product directly to healthcare providers, whereas for ARCALYST, the specialty pharmacies sell the product directly to patients. For the three months ended March 31, 2013, we recorded 77% of our total gross product revenue from sales to a single distributor, Besse Medical, a subsidiary of AmerisourceBergen Corporation. We expect this significant customer concentration to continue for the foreseeable future. Our ability to generate and grow sales of EYLEA will depend, in part, on the extent to which our distributors and specialty pharmacies are able to provide adequate distribution of EYLEA to healthcare providers. Although we believe we can find additional distributors , if necessary, our revenue during any period of disruption could suffer and we might incur additional costs. In addition, these customers are responsible for a significant portion of our net trade accounts receivable balances. The loss of any large customer, a significant reduction in sales we make to them, any cancellation of orders they have made with us, or any failure to pay for the products we have shipped to them could adversely affect our results of operations.
Regulatory and Litigation Risks
If the testing or use of our products harms people, we could be subject to costly and damaging product liability claims.
The testing, manufacturing, marketing, and sale of drugs for use in people expose us to product liability risk. Any informed consent or waivers obtained from people who enroll in our clinical trials may not protect us from liability or the cost of litigation. We may also be subject to claims by patients who use our approved products, or our product candidates if those product candidates receive regulatory approval and become commercially available, that they have been injured by a side effect associated with the drug. We may face product liability claims and be found responsible even if injury arises from the acts or omissions of third parties who provide fill/finish or other services. Our product liability insurance may not cover all potential liabilities or may not completely cover any liability arising from any such litigation. Moreover, in the future we may not have access to liability insurance or be able to maintain our insurance on acceptable terms.

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
In recent years, several states and localities, including California, the District of Columbia, Massachusetts, Minnesota, Nevada, New Mexico, Vermont, and West Virginia, have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs, file periodic reports with the state or make periodic public disclosures on sales, marketing, pricing, clinical trials, and other activities. Similar requirements are being considered in other states. In addition, as part of the PPACA, the federal government recently enacted the Physician Payment Sunshine Act and related regulations. The Physician Payment Sunshine Act will require pharmaceutical manufacturers to report annually to the Secretary of the U.S. Department of Health and Human Services payments or other transfers of value made to physicians or teaching hospitals. In February 2013, regulations were released that contain detailed guidance regarding the information that must be collected and reported. We will be required to collect information regarding such payments starting in August 2013 and to begin reporting such information in March 2014. Over the next several years, we will need to dedicate significant resources to enhance our systems and processes in order to comply with these regulations. The PPACA also includes various provisions designed to strengthen significantly fraud and abuse enforcement, such as increased funding for enforcement efforts and the lowering of the intent requirement of the federal anti-kickback statute and criminal health care fraud statute such that a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. Many of these requirements and standards are new and uncertain, and the penalties for failure to comply with these requirements may be unclear. If we are found not to be in full compliance with these laws, we could face enforcement actions, fines, and other penalties, and could receive adverse publicity, which would harm our business and financial results and condition.
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
We rely heavily on funding from Sanofi to support our target discovery and antibody research and development programs. Sanofi has committed to pay up to $160 million per year, or a total of $1.28 billion, between 2010 and 2017 to fund our efforts to identify and validate drug discovery targets and pre-clinically develop fully human monoclonal antibodies against such targets. Sanofi has a one-time option to adjust the maximum reimbursement amount down to $120 million per year commencing in 2014 if over the prior two years certain specified criteria are not satisfied. If this downward adjustment occurs, it will reduce our resources available for antibody discovery activities and negatively affect our clinical pipeline. Sanofi also initially funds almost all of the development expenses incurred by both companies in connection with the clinical development of antibodies that Sanofi elects to co-develop with us. We rely on Sanofi to fund these activities. In addition, with respect to those antibodies that Sanofi elects to co-develop with us, such as sarilumab, alirocumab, dupilumab, enoticumab, nesvacumab, and REGN1033, we rely on Sanofi to lead much of the clinical development efforts and assist with obtaining regulatory approval, particularly outside the United States. We also rely on Sanofi to lead the commercialization efforts to support all of the antibody products that are co-developed by Sanofi and us if they receive regulatory approval. If Sanofi does not elect to co-develop the antibodies that we discover or opts-out of their development, we would be required to fund and oversee on our own the clinical trials, any regulatory responsibilities, and the ensuing commercialization efforts to support those antibody products. For example, during 2011 and 2012, Sanofi elected not to continue co-development of REGN846 and fasinumab, and decided not to opt-in to the REGN1154 and REGN1500 programs. If Sanofi terminates the antibody collaboration or fails to comply with its payment obligations thereunder, our business, prospects, operating results, and financial condition would be materially harmed. We would be required to either expend substantially more resources than we have anticipated to support our research and development efforts, which could require us to seek additional funding that might not be available on favorable terms or at all, or materially cut back on such activities. Even though none of the antibodies from this collaboration may ever be successfully developed and commercialized, if Sanofi does not perform its obligations with respect to antibodies that it elects to co-develop, our ability to develop, manufacture, and commercialize these antibody product candidates will be significantly adversely affected.
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
We rely heavily on Bayer HealthCare to assist with the development, and the commercialization outside the United States, of EYLEA. Under our agreement with them, Bayer HealthCare is required to fund approximately half of the development expenses incurred by both companies in connection with the global EYLEA development program. As the EYLEA program continues, we will continue to rely on Bayer HealthCare to assist with funding the EYLEA development program, continue to lead the development of EYLEA outside the United States, obtain regulatory approval outside the United States, and provide all sales, marketing, and commercial support for the product outside the United States. In particular, Bayer HealthCare has responsibility for selling EYLEA outside the United States using its sales force and, in Japan, with Santen Pharmaceuticals Co. Ltd. pursuant to a Co-Promotion and Distribution Agreement with Bayer HealthCare's Japanese affiliate. EYLEA has received regulatory approvals for the treatment of wet AMD in Australia, Japan, and certain European and Latin American countries. While we cannot assure you that EYLEA will receive additional regulatory approvals outside the United States or be successfully commercialized, if Bayer HealthCare and, in Japan, Santen do not perform their obligations in a timely manner, or at all, our ability to develop, manufacture, and commercialize EYLEA outside the United States will be significantly adversely affected. Bayer HealthCare has the right to terminate its collaboration agreement with us at any time upon six or twelve months advance notice, depending on the circumstances giving rise to termination. If Bayer HealthCare were to terminate its collaboration agreement with us, we would not have the resources or skills to replace those of our partner, which could require us to seek additional funding or another collaboration that might not be available on favorable terms or at all, and could cause significant delays in the development and/or commercialization of EYLEA outside the United States and result in substantial additional costs to us. We have limited commercial capabilities outside the United States and would have to develop or outsource these capabilities. Termination of the Bayer HealthCare collaboration agreement would create substantial new and additional risks to the successful development and commercialization of EYLEA, particularly outside the United States.
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
We are highly dependent on certain of our executive officers, other key members of our senior management team, and our Chairman. If we are not able to retain any of these persons, our business may suffer. In particular, we depend on the services of P. Roy Vagelos, M.D., the Chairman of our board of directors, Leonard S. Schleifer, M.D., Ph.D., our President and Chief Executive Officer, George D. Yancopoulos, M.D., Ph.D., our Chief Scientific Officer and President, Regeneron Laboratories, and Neil Stahl, Ph.D., our Senior Vice President, Research and Development Sciences. As we commercialize EYLEA in the United States for the treatment of wet AMD and macular edema following CRVO, we are also highly dependent on the expertise and services of members of our senior management leading these commercialization efforts. There is intense competition in the biotechnology industry for qualified scientists and managerial personnel in the development, manufacture, and commercialization of drugs. We may not be able to continue to attract and retain the qualified personnel necessary to continue to advance our business and achieve our strategic objectives.

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

In addition, in the fourth quarter of 2012, we determined, based on our facts and circumstances, that it was more likely than not that a substantial portion of our deferred tax assets would be realized and, as a result, substantially all of our valuation allowance against deferred tax assets was released. Therefore, beginning in 2013, we began recording income tax expense, which results in a significant reduction in our net income and net income per share and may have an impact on the market price of our Common Stock.

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
A small number of our shareholders beneficially own a substantial amount of our Common Stock. As of April 17 2013, our five largest shareholders plus Leonard S. Schleifer, M.D, Ph.D., our Chief Executive Officer, beneficially owned 55.6% of our outstanding shares of Common Stock, assuming, in the case of our Chief Executive Officer, the conversion of his Class A Stock into Common Stock and the exercise of all options held by him which are exercisable within 60 days of April 17, 2013. In September 2003, Sanofi (then Aventis Pharmaceuticals Inc.) purchased 2,799,552 newly issued, unregistered shares of our Common Stock, and in December 2007 Sanofi purchased an additional 12,000,000 newly issued, unregistered shares of our Common Stock. Under our investor agreement, as amended, with Sanofi, these shares may not be sold until December 20, 2017 except under limited circumstances and subject to earlier termination of these restrictions upon the occurrence of certain events. In addition, in October 2010, Sanofi purchased an additional 1,017,401 shares of Common Stock in our underwritten public offering. As of April 17, 2013, Sanofi beneficially owned 15,816,953 shares of our Common Stock, representing approximately 16.5% of the shares of Common Stock then outstanding. In February 2013, we received from Sanofi a notification under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 that it intends to acquire additional Common Stock through open market purchases and direct purchases from shareholders. If Sanofi, or our other significant shareholders or we, sell substantial amounts of our Common Stock in the public market, or there is a perception that such sales may occur, the market price of our Common Stock could fall. Sales of Common Stock by our significant shareholders, including Sanofi, also might make it more difficult for us to raise funds by selling equity or equity-related securities in the future at a time and price that we deem appropriate.
Our existing shareholders may be able to exert significant influence over matters requiring shareholder approval.
Holders of Class A Stock, who are generally the shareholders who purchased their stock from us before our initial public offering, are entitled to ten votes per share, while holders of Common Stock are entitled to one vote per share. As of April 17, 2013, holders of Class A Stock held 17.7% of the combined voting power of all shares of Common Stock and Class A Stock then outstanding. These shareholders, if acting together, would be in a position to significantly influence the election of our directors and the vote on certain corporate transactions that require majority or supermajority approval of the combined classes, including mergers and other business combinations. This may result in our taking corporate actions that other shareholders may not consider to be in their best interest and may affect the price of our Common Stock. As of April 17, 2013:

•
our current executive officers and directors beneficially owned 10.9% of our outstanding shares of Common Stock, assuming conversion of their Class A Stock into Common Stock and the exercise of all options held by such persons which are exercisable within 60 days of April 171, 2013, and 23.4% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by such persons which are exercisable within 60 days of April 17, 2013; and

•
our five largest shareholders plus Leonard S. Schleifer, M.D., Ph.D. our Chief Executive Officer, beneficially owned 55.6% of our outstanding shares of Common Stock, assuming, in the case of our Chief Executive Officer, the conversion of his Class A Stock into Common Stock and the exercise of all options held by him which are exercisable within 60 days of April 17, 2013. In addition, these five shareholders held 59.9% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by our Chief Executive Officer which are exercisable within 60 days of April 17, 2013.

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

REGENERON PHARMACEUTICALS, INC.

Date:	May 3, 2013	By: /s/ MURRAY A. GOLDBERG

Murray A. Goldberg
Senior Vice President, Finance & Administration,
Chief Financial Officer, and Assistant Secretary
(Principal Financial Officer and
Duly Authorized Officer)