Form 10-Q
period 2013-06-30
REGENERON PHARMACEUTICALS INC
filed 2013-08-06
CIK 872589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer	X		Accelerated filer
Non-accelerated filer		(Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Number of shares outstanding of each of the registrant’s classes of common stock as of July 17, 2013:

Class of Common Stock	Number of Shares
Class A Stock, $0.001 par value	2,038,920
Common Stock, $0.001 par value	96,710,115

REGENERON PHARMACEUTICALS, INC.
QUARTERLY REPORT ON FORM 10-Q

"ARCALYST®", "EYLEA®", "ZALTRAP®”, “VelocImmune®”, “VelociGene®”, ”VelociMouse®”, “VelociMab®”, and “VelociSuite™” are trademarks of Regeneron Pharmaceuticals, Inc. All other trademarks in this Form 10-Q are the property of their respective owners.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except share data)

	June 30,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$381,675	$230,276
Marketable securities	155,831	77,819
Accounts receivable - trade, net	767,865	593,207
Accounts receivable from Sanofi	108,151	99,913
Deferred tax assets	38,927	148,134
Prepaid expenses and other current assets	108,913	56,663
Total current assets	1,561,362	1,206,012

Restricted cash and marketable securities		8,186
Marketable securities	173,328	271,230
Property, plant, and equipment, at cost, net of accumulated depreciation and amortization	419,651	379,940
Deferred tax assets	208,707	192,022
Other assets	15,211	23,100
Total assets	$2,378,259	$2,080,490
LIABILITIES and STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$153,826	$111,345
Deferred revenue from Sanofi, current portion	14,916	17,022
Deferred revenue - other, current portion	34,266	33,809
Facility lease obligations, current portion	794	1,374
Total current liabilities	203,802	163,550

Deferred revenue from Sanofi	78,740	76,520
Deferred revenue - other	119,672	131,822
Facility lease obligations	164,392	159,436
Convertible senior notes	308,116	296,518
Other long term liabilities	10,200	7,259
Total liabilities	884,922	835,105

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value; 30,000,000 shares authorized; issued and outstanding - none
Class A Stock, convertible, $.001 par value; 40,000,000 shares authorized; shares issued and outstanding - 2,038,920 at June 30, 2013 and 2,069,187 at December 31, 2012	2	2
Common Stock, $.001 par value; 160,000,000 shares authorized; shares issued and outstanding - 96,662,313 at June 30, 2013 and 95,223,525 at December 31, 2012	97	95
Additional paid-in capital	1,827,471	1,763,508
Accumulated deficit	(330,804)	(517,054)
Accumulated other comprehensive loss	(3,429)	(1,166)
Total stockholders' equity	1,493,337	1,245,385
Total liabilities and stockholders' equity	$2,378,259	$2,080,490
The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)
(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Statements of Operations
Revenues:
Net product sales	$333,893	$199,519	$652,633	$327,450
Sanofi collaboration revenue	85,529	88,988	184,802	173,993
Bayer HealthCare collaboration revenue	31,104	9,124	46,011	21,607
Technology licensing	5,893	5,893	11,786	11,786
Other revenue	1,223	875	2,074	1,352
	457,642	304,399	897,306	536,188

Expenses:
Research and development	187,463	147,373	367,762	286,235
Selling, general, and administrative	72,463	47,705	149,723	106,133
Cost of goods sold	27,283	21,843	55,304	34,141
Cost of collaboration manufacturing	12,330		13,364
	299,539	216,921	586,153	426,509

Income from operations	158,103	87,478	311,153	109,679

Other income (expense):
Investment income	954	501	1,410	1,111
Interest expense	(11,365)	(11,236)	(23,040)	(22,396)
	(10,411)	(10,735)	(21,630)	(21,285)

Income before income taxes	147,692	76,743	289,523	88,394

Income tax expense	(60,316)		(103,273)

Net income	$87,376	$76,743	$186,250	$88,394

Net income per share - basic	$0.89	$0.81	$1.91	$0.94
Net income per share - diluted	$0.79	$0.70	$1.69	$0.81

Weighted average shares outstanding - basic	97,700	94,589	97,289	94,017
Weighted average shares outstanding - diluted	111,060	110,167	110,305	108,998

Statements of Comprehensive Income
Net income	$87,376	$76,743	$186,250	$88,394
Other comprehensive loss:
Unrealized loss on marketable securities	(1,785)	(1,034)	(2,263)	(509)
Comprehensive income	$85,591	$75,709	$183,987	$87,885

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
For the Six Months Ended June 30, 2013 and 2012
(In thousands)

	Class A Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2012	2,069	$2	95,223	$95	$1,763,508	$(517,054)	$(1,166)	$1,245,385
Issuance of Common Stock in connection with exercise of stock options			1,661	2	30,496			30,498
Common Stock tendered upon exercise of stock options in connection with employee tax obligations			(290)		(73,137)			(73,137)
Issuance of Common Stock in connection with Company 401(k) Savings Plan contribution			38
Conversion of Class A Stock to Common Stock	(30)		30
Stock-based compensation charges					98,728			98,728
Excess tax benefit from stock-based compensation					7,876			7,876
Net income						186,250		186,250
Other comprehensive loss							(2,263)	(2,263)
Balance, June 30, 2013	2,039	$2	96,662	$97	$1,827,471	$(330,804)	$(3,429)	$1,493,337

Balance, December 31, 2011	2,109	$2	90,692	$91	$1,754,824	$(1,267,323)	$(1,862)	$485,732
Issuance of Common Stock in connection with exercise of stock options			3,234	3	39,631			39,634
Common Stock tendered upon exercise of stock options in connection with employee tax obligations			(568)		(61,444)			(61,444)
Issuance of Common Stock in connection with Company 401(k) Savings Plan contribution			64
Issuance of restricted Common Stock under Long-Term Incentive Plan			500
Conversion of Class A Stock to Common Stock	(20)		20
Stock-based compensation charges					42,850			42,850
Net income						88,394		88,394
Other comprehensive loss							(509)	(509)
Balance, June 30, 2012	2,089	$2	93,942	$94	$1,775,861	$(1,178,929)	$(2,371)	$594,657

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six months ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$186,250	$88,394
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	19,109	17,833
Non-cash compensation expense	97,473	42,850
Non-cash interest expense	11,315	11,191
Other non-cash charges and expenses, net	18,323	11,056
Deferred taxes	92,522
Changes in assets and liabilities:
Increase in Sanofi and trade accounts receivable	(182,896)	(332,345)
Increase in prepaid expenses and other assets	(51,697)	(19,517)
Decrease in deferred revenue	(11,579)	(17,669)
Increase in accounts payable, accrued expenses, and other liabilities	35,592	32,789
Total adjustments	28,162	(253,812)
Net cash provided by (used in) operating activities	214,412	(165,418)

Cash flows from investing activities:
Purchases of marketable securities	(282,643)	(270,907)
Sales or maturities of marketable securities	307,244	171,881
Purchase of restricted cash and marketable securities		(469)
Capital expenditures	(55,656)	(23,927)
Net cash used in investing activities	(31,055)	(123,422)

Cash flows from financing activities:
Payments in connection with facility and capital lease obligations	(997)	(1,014)
Proceeds from issuance of Common Stock	34,300	39,631
Payments in connection with Common Stock tendered for employee tax obligations	(73,137)	(61,444)
Excess tax benefit from stock-based compensation	7,876
Net cash used in financing activities	(31,958)	(22,827)

Net increase (decrease) in cash and cash equivalents	151,399	(311,667)

Cash and cash equivalents at beginning of period	230,276	483,610

Cash and cash equivalents at end of period	$381,675	$171,943

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

2. Net Product Sales
EYLEA® net product sales totaled $329.8 million and $194.0 million for the three months ended June 30, 2013 and 2012, respectively, and $643.7 million and $317.5 million for the six months ended June 30, 2013 and 2012, respectively. In November 2011, the Company received marketing approval from the U.S. Food and Drug Administration ("FDA") for EYLEA (aflibercept) Injection for the treatment of neovascular age-related macular degeneration ("wet AMD"). In September 2012, the Company received marketing approval from the FDA for EYLEA for the treatment of macular edema following central retinal vein occlusion ("CRVO"). In addition, ARCALYST® net product sales totaled $4.1 million and $5.5 million for the three months ended June 30, 2013 and 2012, respectively, and $8.9 million and $9.9 million for the six months ended June 30, 2013 and 2012, respectively.
The Company recorded 76% and 79% for the three months ended June 30, 2013 and 2012, respectively, and 77% and 79% for the six months ended June 20, 2013 and 2012, respectively, of its total gross product revenue from sales to Besse Medical, a subsidiary of AmerisourceBergen Corporation.
Revenue from product sales is recorded net of applicable provisions for rebates and chargebacks under governmental programs (including Medicaid), distribution-related fees, prompt pay discounts, product returns, and other sales-related deductions. The following table summarizes the provisions, and credits/payments, for these sales-related deductions during the six months ended June 30, 2013.

	Rebates & Chargebacks	Distribution- Related Fees	Other Sales- Related Deductions	Total
Balance as of December 31, 2012	$2,983	$15,298	$545	$18,826
Provision related to current period sales	11,121	29,422	498	41,041
Credits/payments	(10,081)	(26,238)	(511)	(36,830)
Balance as of June 30, 2013	$4,023	$18,482	$532	$23,037

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
In addition, Sanofi collaboration revenue for the three months and six months ended June 30, 2013 was reduced by two $10.0 million up-front payments to Sanofi in connection with the Company's acquisition from Sanofi of full exclusive rights to two families of novel antibodies, as described below.

	Three months ended June 30,
Sanofi Collaboration Revenue	2013	2012
ZALTRAP:
Regeneron's share of losses in connection with commercialization of ZALTRAP	$(8,216)	$(8,430)
Reimbursement of Regeneron research and development and other expenses	2,835	4,225
Recognition of deferred revenue related to up-front payments	1,384	2,889
Total ZALTRAP	(3,997)	(1,316)
Antibody:
Reimbursement of Regeneron research and development expenses	106,965	87,746
Up-front payments to Sanofi for acquisition of rights related to two antibodies	(20,000)
Recognition of deferred revenue related to up-front and other payments	2,162	2,160
Recognition of revenue related to VelociGene® agreement	399	398
Total Antibody	89,526	90,304
Total Sanofi collaboration revenue	$85,529	$88,988

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

	Six months ended June 30,
Sanofi Collaboration Revenue	2013	2012
ZALTRAP:
Regeneron's share of losses in connection with commercialization of ZALTRAP	$(16,005)	$(12,135)
Reimbursement of Regeneron research and development and other expenses	5,398	7,045
Recognition of deferred revenue related to up-front payments	2,767	5,372
Total ZALTRAP	(7,840)	282
Antibody:
Reimbursement of Regeneron research and development expenses	207,520	168,601
Up-front payments to Sanofi for acquisition of rights related to two antibodies	(20,000)
Recognition of deferred revenue related to up-front and other payments	4,324	4,313
Recognition of revenue related to VelociGene agreement	798	797
Total Antibody	192,642	173,711
Total Sanofi collaboration revenue	$184,802	$173,993
Sanofi commenced sales of ZALTRAP (ziv-aflibercept) Injection for Intravenous Infusion, in combination with 5-fluorouracil, leucovorin, irinotecan ("FOLFIRI"), for patients with metastatic colorectal cancer (“mCRC”) that is resistant to or has progressed following an oxaliplatin-containing regimen, in the United States in the third quarter of 2012 and in certain countries in Europe in the first quarter of 2013. The Company and Sanofi globally collaborate on the development and commercialization of ZALTRAP. Under the terms of the companies' September 2003 collaboration agreement, as amended, Regeneron and Sanofi share co-promotion rights and profits and losses on sales of ZALTRAP outside of Japan. In Japan, the Company is entitled to a royalty on sales of ZALTRAP.
Acquisition from Sanofi of Rights to PDGF and Ang2 in Ophthalmology
In May 2013, the Company acquired from Sanofi full exclusive rights to two families of novel antibodies invented at Regeneron and previously included in the Company's antibody collaboration with Sanofi. The Company acquired full rights to antibodies targeting the PDGF (platelet derived growth factor) family of receptors and ligands in ophthalmology and all other indications and to antibodies targeting the Ang2 (angiopoietin-2) receptor and ligand in ophthalmology. Antibodies to the PDGF receptor and Ang2 are currently in preclinical development for use in ophthalmology.
With respect to PDGF antibodies, the Company made a $10.0 million up-front payment to Sanofi in May 2013, and will pay up to $40 million in potential development milestone payments and royalties on any future sales. With respect to Ang2 antibodies in ophthalmology, the Company also made a $10.0 million up-front payment to Sanofi in May 2013, and will pay a potential $5 million development milestone payment and royalties on any future sales.
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

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

The collaboration revenue the Company earned from Bayer HealthCare is detailed below:

	Three months ended June 30,
Bayer HealthCare Collaboration Revenue	2013	2012
Regeneron's net profit in connection with commercialization of EYLEA outside the United States	$19,055
Cost-sharing of Regeneron EYLEA development expenses	3,667	$7,147
Reimbursement of other Regeneron EYLEA expenses	6,405
Recognition of deferred revenue related to up-front and other milestone payments	1,977	1,977
	$31,104	$9,124

	Six months ended June 30,
Bayer HealthCare Collaboration Revenue	2013	2012
Regeneron's net profit in connection with commercialization of EYLEA outside the United States	$25,417
Cost-sharing of Regeneron EYLEA development expenses	9,638	$17,653
Reimbursement of other Regeneron EYLEA expenses	7,002
Recognition of deferred revenue related to up-front and other milestone payments	3,954	3,954
	$46,011	$21,607

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

	Three Months Ended June 30,
	2013	2012
Net income - basic and diluted	$87,376	$76,743

(Shares in thousands)
Weighted average shares - basic	97,700	94,589
Effect of dilutive securities:
Stock options	10,291	14,055
Restricted stock	424	692
Warrants	2,645	831
Dilutive potential shares	13,360	15,578
Weighted average shares - diluted	111,060	110,167

Net income per share - basic	$0.89	$0.81
Net income per share - diluted	$0.79	$0.70

	Six Months Ended June 30,
	2013	2012
Net income - basic and diluted	$186,250	$88,394

(Shares in thousands)
Weighted average shares - basic	97,289	94,017
Effect of dilutive securities:
Stock options	10,296	13,964
Restricted stock	383	676
Warrants	2,337	341
Dilutive potential shares	13,016	14,981
Weighted average shares - diluted	110,305	108,998

Net income per share - basic	$1.91	$0.94
Net income per share - diluted	$1.69	$0.81

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

Shares which have been excluded from the June 30, 2013 and 2012 diluted per share amounts because their effect would have been antidilutive, include the following:

	Three Months Ended June 30,
(Shares in thousands)	2013	2012
Stock options	1,247	89
Convertible senior notes	4,761	4,761

	Six Months Ended June 30,
(Shares in thousands)	2013	2012
Stock options	3,599	47
Restricted stock		11
Convertible senior notes	4,761	4,761

5. Marketable Securities
Marketable securities at June 30, 2013 and December 31, 2012 consist of debt and equity securities. The Company also held restricted marketable securities at December 31, 2012, which consisted of debt securities, as detailed below, that collateralized letters of credit and lease obligations. During the second quarter of 2013, these collateral requirements were rescinded, either due to cancellation of the associated letter of credit or easing of lender requirements on the Company. As a result, during the second quarter of 2013, all formerly restricted marketable securities were reclassified as unrestricted on the Company's balance sheet which, for the purpose of the Company's Statement of Cash Flows, was treated as a non-cash investing transaction.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

The following tables summarize the Company's investments in marketable securities at June 30, 2013 and December 31, 2012.

	Amortized	Unrealized		Fair
At June 30, 2013	Cost Basis	Gains	Losses	Value
Unrestricted
U.S. government and government agency obligations	$85,662	$52	$(309)	$85,405
Corporate bonds	157,593	6	(271)	157,328
Commercial paper	62,159			62,159
Municipal bonds	17,172	1	(22)	17,151
International government agency obligations	4,824		(8)	4,816
Equity securities	4,044		(1,744)	2,300
	$331,454	$59	$(2,354)	$329,159

At December 31, 2012
Unrestricted
U.S. government and government agency obligations	$327,502	$661	$(17)	$328,146
Municipal bonds	17,542		(32)	17,510
Equity securities	4,044		(651)	3,393
	349,088	661	(700)	349,049
Restricted
U.S. government obligations	5,902	9	(2)	5,909
	$354,990	$670	$(702)	$354,958
The Company classifies its debt securities based on their contractual maturity dates. The debt securities listed at June 30, 2013 mature at various dates through January 2016. The fair values of debt security investments by contractual maturity as of June 30, 2013 and December 31, 2012 consist of the following:

	June 30,	December 31,
	2013	2012
Unrestricted
Maturities within one year	$155,831	$77,819
Maturities after one year through five years	171,028	267,837
	326,859	345,656
Restricted
Maturities within one year		2,781
Maturities after one year through five years		3,128
		5,909
	$326,859	$351,565

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

The following table shows the fair value of the Company’s marketable securities that have unrealized losses and that are deemed to be only temporarily impaired, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at June 30, 2013 and December 31, 2012.

	Less than 12 Months		12 Months or Greater		Total
At June 30, 2013	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Unrestricted
U.S. government and government agency obligations	$69,106	$(309)			$69,106	$(309)
Corporate bonds	142,244	(271)			142,244	(271)
Municipal bonds	7,678	(22)			7,678	(22)
International government agency obligations	4,816	(8)			4,816	(8)
Equity security			$2,300	$(1,744)	2,300	(1,744)
	$223,844	$(610)	$2,300	$(1,744)	$226,144	$(2,354)

At December 31, 2012
Unrestricted
U.S. government and government agency obligations	$44,738	$(17)			$44,738	$(17)
Municipal bonds	17,510	(32)			17,510	(32)
Equity security			$3,393	$(651)	3,393	(651)
	62,248	(49)	3,393	(651)	65,641	(700)
Restricted
U.S. government obligations	1,194	(2)			1,194	(2)
	$63,442	$(51)	$3,393	$(651)	$66,835	$(702)

Realized gains and losses are included as a component of investment income. For both the three and six months ended June 30, 2013, total realized gains on sales of marketable securities were $0.5 million and there were no realized losses. For both the three and six months ended June 30, 2012, total realized gains and losses on sales of marketable securities were not material.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

6. Fair Value Measurements
The Company’s assets that are measured at fair value on a recurring basis, at June 30, 2013 and December 31, 2012, consist of the following:

		Fair Value Measurements at Reporting Date Using
At June 30, 2013	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Unrestricted
Available-for-sale marketable securities:
U.S. government and government agency obligations	$85,405		$85,405
Corporate bonds	157,328		157,328
Commercial paper	62,159		62,159
Municipal bonds	17,151		17,151
International government agency obligations	4,816		4,816
Equity security	2,300	$2,300
	$329,159	$2,300	$326,859

At December 31, 2012
Unrestricted
Available-for-sale marketable securities:
U.S. government and government agency obligations	$328,146		$328,146
Municipal bonds	17,510		17,510
Equity security	3,393	$3,393
	349,049	3,393	345,656
Restricted
Available-for-sale marketable securities:
U.S. government obligations	5,909		5,909
	$354,958	$3,393	$351,565

Marketable securities included in Level 2 were valued using a market approach utilizing prices and other relevant information, such as interest rates, yield curves, prepayment speeds, loss severities, credit risks and default rates, generated by market transactions involving identical or comparable assets. The Company considers market liquidity in determining the fair value for these securities. The Company did not record any charges for other-than-temporary impairment of its Level 2 marketable securities during the three and six months ended June 30, 2013 and 2012.
There were no purchases, sales, or maturities of Level 3 marketable securities and no unrealized gains or losses related to Level 3 marketable securities for the three and six months ended June 30, 2013 and 2012. There were no transfers of marketable securities between Levels 1, 2, or 3 classifications during the three and six months ended June 30, 2013 and 2012.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

As of June 30, 2013 and December 31, 2012, the Company had $400.0 million in aggregate principal amount of 1.875% convertible senior notes that will mature on October 1, 2016 unless earlier converted or repurchased. The fair value of the outstanding convertible senior notes was estimated to be $1,117.5 million and $843.2 million as of June 30, 2013 and December 31, 2012, respectively, and was determined based on Level 2 inputs.

7. Inventory
Inventory, which was included in prepaid expenses and other current assets in the Company's balance sheets, consists of the following:

	June 30,	December 31,
	2013	2012
Raw materials	$5,380	$4,862
Work in process	34,580	14,656
Finished goods	10,429	2,570
Deferred costs	6,770	6,550
	$57,159	$28,638

Deferred costs represent the costs of product manufactured and shipped to the Company's collaborators for which recognition of revenue has been deferred.
As of June 30, 2013 and December 31, 2012, inventory included reserves of $6.2 million and $3.6 million, respectively. For the three months ended June 30, 2013 and 2012, cost of goods sold included inventory write-downs and reserves totaling $1.7 million and $6.5 million, respectively. For the six months ended June 30, 2013 and 2012, cost of goods sold included inventory write-downs and reserves totaling $4.9 million and $8.4 million, respectively.

8. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

	June 30,	December 31,
	2013	2012
Accounts payable	$24,418	$38,934
Accrued payroll and related costs	39,760	19,987
Accrued clinical trial expense	20,295	10,985
Accrued sales-related charges, deductions, and royalties	49,408	21,870
Other accrued expenses and liabilities	19,945	19,569
	$153,826	$111,345
With respect to non-cash investing activities in connection with the Company's Statements of Cash Flows, included in accounts payable and accrued expenses at June 30, 2013 and December 31, 2012 were $8.1 million and $8.6 million, respectively, of accrued capital expenditures. Included in accounts payable and accrued expenses at June 30, 2012 and December 31, 2011 were $5.9 million and $6.2 million, respectively, of accrued capital expenditures.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

9. Leases
In April 2013, the Company entered into a new lease agreement for additional laboratory and office space to be constructed in two new buildings (the "Buildings"), which are expected to be completed in late 2015, at the Company's current Tarrytown, New York location. The initial term of the lease, which is expected to commence in mid-2014, is approximately 15 years and contains three renewal options to extend the term of the lease by five years each. The lease provides for (i) monthly payments over its term, which will be based on the landlord's costs of construction and tenant allowances, and (ii) additional charges for utilities, taxes, and operating expenses. Based upon various factors, including the Company's involvement in the Buildings' construction and its responsibility for directly paying for a substantial portion of tenant improvements, the Company is deemed, in substance, to be the owner of the landlord's Buildings in accordance with the application of FASB authoritative guidance. Consequently, in addition to capitalizing the tenant improvements, the Company will capitalize the landlord's costs of constructing these new facilities, offset by a corresponding lease obligation on the Company's balance sheet. The Company will allocate a portion of its future lease payments to the Buildings and the land on which the Buildings are being constructed. The land element of the lease is treated for accounting purposes as an operating lease.
Commencing in the second quarter of 2013, the Company began capitalizing the landlord's costs of constructing the new Buildings, which totaled $4.7 million at June 30, 2013, and recognized a corresponding facility lease obligation of $4.7 million. Such amounts were included as a non-cash activity within the Company's Condensed Consolidated Statements of Cash Flows. Rent expense in connection with the land element of these new facilities commenced in April 2013 and is recorded as a deferred liability until lease payments commence in mid-2014.
In April 2013, the Company also executed an early renewal of certain laboratory and office space that it currently leases at its Tarrytown location. The early renewal extended the term of the lease from June 2024 to June 2029.

10. Income Taxes

The Company is subject to U.S. federal, state, and foreign income taxes. The Company's effective tax rate for the three and six months ended June 30, 2013 was 40.8% and 35.7%, respectively. The six month effective tax rate included, as a discrete item in the first quarter of 2013, the impact of enacting The American Taxpayer Relief Act in January 2013. The American Taxpayer Relief Act included a provision to extend the income tax credit for increased research activities retroactively to the tax year ended December 31, 2012. As a result, the Company's 2012 research tax credit reduced its effective tax rate for the six months ended June 30, 2013 by 6.0%.

For the three and six months ended June 30, 2013, the Company recorded an income tax provision of $60.3 million and $103.3 million, respectively.

Tax years subsequent to 2009 remain open to examination by federal tax authorities. In addition, New York state has commenced an examination of the Company's 2009, 2010, and 2011 tax years.

For the three and six months ended June 30, 2012, income tax expense relating to the Company's pre-tax income was fully offset by a reversal of a portion of the Company's valuation allowance. As of June 30, 2012, the Company continued to recognize a full valuation allowance against its net operating loss carry-forward and other deferred tax assets since the Company had an extended history of losses. In the fourth quarter of 2012, the Company recorded an income tax benefit attributable to the release of substantially all of the remaining valuation allowance against the Company's deferred tax assets. The decision to release this valuation allowance was made after the Company determined that it was more likely than not that these deferred tax assets would be realized.

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

Genentech Patent Litigation
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
On December 31, 2011, the Company entered into a Non-Exclusive License and Partial Settlement Agreement with Genentech (the "Original Genentech Agreement") that covered making, using, and selling EYLEA in the United States for the prevention and treatment of human eye diseases and disorders in the United States, and ended the litigation relating to those matters. Under the Original Genentech Agreement, the Company received a non-exclusive license to the Davis-Smyth patents, and certain other patents owned or co-owned by Genentech. The Original Genentech Agreement did not cover any non-U.S. patent rights or non-U.S. patent disputes, and did not cover any use of aflibercept other than for prevention and treatment of human eye diseases and disorders in the United States. The Original Genentech Agreement provided for the Company to make payments to Genentech based on U.S. sales of EYLEA through May 7, 2016, the date the Davis-Smyth patents expire. Under the Original Genentech Agreement, the Company made a $60.0 million payment when cumulative U.S. sales of EYLEA reached $400 million, and is obligated to pay royalties of 4.75% on cumulative relevant sales of EYLEA between $400 million and $3 billion and 5.5% on any cumulative relevant sales of EYLEA over $3 billion.
As a result of the Original Genentech Agreement, on January 17, 2012, Genentech filed a second amended answer and counterclaim in the First Davis-Smyth Case, in which it amended its counterclaims alleging infringement of four of the Davis-Smyth patents. On December 23, 2011, Genentech initiated a related case in the Court against Regeneron and Sanofi alleging infringement of four of the Davis-Smyth Patents by activities relating to VEGF Trap (but excluding EYLEA) (the "Second Davis-Smyth Case"). As in the First Davis-Smyth Case, in the new complaint Genentech requested a judgment against the Company for damages, including for willful infringement, and other relief as the Court deems appropriate. On September 21, 2012, Genentech asserted two additional Davis-Smyth patents, and one additional application (which was allowed and issued as a patent on September 25, 2012) in both the First Davis-Smyth Case and the Second Davis-Smyth Case.
Effective May 17, 2013, the Company and Genentech entered into an Amended and Restated Non-Exclusive License and Settlement Agreement with Genentech (the "Amended Genentech Agreement"), which amended the Original Genentech Agreement to now include all sales of EYLEA worldwide and ended the litigation relating to those matters. Under the Amended Genentech Agreement, the Company received a worldwide non-exclusive license to the Davis-Smyth patents, and certain other patents, owned or co-owned by Genentech for the prevention or treatment of eye diseases and eye disorders in a human through administration of EYLEA to the eye. Under the Amended Genentech Agreement, the Company will make payments to Genentech based on sales of EYLEA in the United States, and EYLEA manufactured in the United States and sold outside the United States, through May 7, 2016 using the same milestone and royalty rates as in the Original Genentech Agreement. EYLEA is sold outside the United States by affiliates of Bayer HealthCare under the Company's license and collaboration agreement. All payments to Genentech under the Original Genentech Agreement and the Amended Genentech Agreement have been or will be made by the Company. Bayer HealthCare will share in all such payments based on the proportion of ex-U.S. EYLEA sales to worldwide EYLEA sales and determined consistent with the license and collaboration agreement.
Also on May 17, 2013, the Company entered into a Non-Exclusive License and Settlement Agreement (the "ZALTRAP Agreement") with Genentech and Sanofi under which the Company and Sanofi received a worldwide non-exclusive license to the Davis-Smyth patents, and certain other patents, in all indications for human use other than the prevention or treatment of eye diseases and eye disorders through administration to the eye. Under the terms of the ZALTRAP Agreement, payments will be made to Genentech based on sales of ZALTRAP in the United States and of ZALTRAP that is manufactured in the United States and sold outside the United States through May 7, 2016. A payment of $19 million will be made upon cumulative relevant sales of ZALTRAP reaching $200 million. In addition, royalty payments will be made to Genentech based upon 4.5% of cumulative relevant sales of ZALTRAP between $400 million and $1 billion and 6.5% of any cumulative relevant sales of ZALTRAP over $1 billion. All payments to Genentech under the ZALTRAP Agreement will be made by Sanofi, and the Company will share in all such payments. In connection with Amended Genentech Agreement and the ZALTRAP Agreement, both the First Davis-Smyth Case and the Second Davis-Smyth Case have been dismissed.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

The Company initiated patent-related actions against Genentech in Germany, the United Kingdom, and Italy relating in each case to a patent that expired on October 28, 2012. In the United Kingdom, an adverse decision at first instance dated March 22, 2012 was appealed to the UK Court of Appeal. The Court of Appeal decision dated February 21, 2013 found the designation of European patent EP 1 238 986 in the United Kingdom to be valid and that potential acts relating to VEGF Trap-Eye in the United Kingdom before expiration of the patent on October 28, 2012 would infringe this patent. The Company sought permission to appeal to the Supreme Court of the United Kingdom. On May 17, 2013, the Company entered into an agreement with Genentech, Bayer Pharma AG, Bayer Australia Limited and Regeneron UK Ltd., pursuant to which the parties agreed to dismiss proceedings involving these and certain other Genentech patents, and the Company and the Bayer HealthCare affiliates were granted certain covenants not to sue as to these and other patents. These proceedings have been dismissed.

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
Overview
Regeneron Pharmaceuticals, Inc. is a fully integrated biopharmaceutical company that discovers, invents, develops, manufactures, and commercializes medicines for the treatment of serious medical conditions. Our total revenues were $457.6 million in the second quarter and $897.3 million in the first half of 2013, compared to $304.4 million in the second quarter and $536.2 million in the first half of 2012. Our net income was $87.4 million, or $0.79 per diluted share, in the second quarter and $186.3 million, or $1.69 per diluted share, in the first half of 2013, compared to net income of $76.7 million, or $0.70 per diluted share, in the second quarter and $88.4 million, or $0.81 per diluted share, in the first half of 2012.
We currently have three marketed products:

•
EYLEA® (aflibercept) Injection, known in the scientific literature as VEGF Trap-Eye, which is available in the United States for the treatment of neovascular age-related macular degeneration (wet AMD) and macular edema following central retinal vein occlusion (CRVO), and in the United Kingdom, Germany, Switzerland, Australia, Japan, and certain other countries for the treatment of wet AMD. Net product sales of EYLEA in the United States were $329.8 million in the second quarter and $643.7 million in the first half of 2013, compared to $194.0 million in the second quarter and $317.5 million in the first half of 2012. EYLEA net product sales outside of the United States, which are recorded by Bayer HealthCare, commenced in the fourth quarter of 2012, and were $95.6 million in the second quarter and $160.4 million in the first half of 2013.

We commenced sales of EYLEA for the treatment of wet AMD in November 2011 and for the treatment of macular edema following CRVO in September 2012, following receipt of regulatory approval in the United States. Bayer HealthCare commenced sales of EYLEA for the treatment of wet AMD in the fourth quarter of 2012 following receipt of regulatory approvals in the European Union (EU) and other regions. Bayer HealthCare has additional regulatory applications for EYLEA for the treatment of wet AMD pending in other countries. In addition, Bayer HealthCare has submitted applications for marketing authorization for EYLEA in Europe, Japan, and other countries for the treatment of macular edema following CRVO. In July 2013, the European Committee for Medicinal Products for Human Use (CHMP) recommended approval of EYLEA to the European Medicines Agency (EMA) for the treatment of macular edema secondary to CRVO.

In August 2013, we and Bayer HealthCare announced positive week 52 results from the Phase 3 VIVID-DME and VISTA-DME trials of EYLEA for the treatment of diabetic macular edema (DME), as described below under “Clinical Programs: EYLEA - Ophthalmologic Diseases.” Based on discussions with the U.S. Food and Drug Administration (FDA), we now expect to submit an application for U.S. marketing approval for the treatment of DME in 2013, approximately one year ahead of the previously announced timeline. Bayer HealthCare plans to submit an application for marketing approval for the treatment of DME in Europe in 2013.

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

We and Sanofi globally collaborate on the development and commercialization of ZALTRAP, and share profits and losses from commercialization of ZALTRAP, except for Japan, where we are entitled to a royalty on sales of ZALTRAP, as described below. ZALTRAP net product sales, which are recorded by Sanofi, commenced in the United States in August 2012 and in Europe in the first quarter of 2013, and were $18.6 million in the second quarter and $32.7 million in the first half of 2013.

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

Net product sales of ARCALYST totaled $4.1 million in the second quarter and $8.9 million in the first half of 2013, compared to $5.5 million in the second quarter and $9.9 million in the first half of 2012.
We have 14 product candidates in clinical development, all of which were discovered in our research laboratories. Our Trap-based clinical programs are:

•	EYLEA, which is in clinical trials for the treatment of DME and macular edema following branch retinal vein occlusion (BRVO), in collaboration with Bayer HealthCare; and

•	ZALTRAP, which is being studied in combination with our angiopoietin-2 inhibitor (nesvacumab) in oncology in collaboration with Sanofi.
Our antibody-based clinical programs include twelve fully human monoclonal antibodies. The following seven are being developed in collaboration with Sanofi:

•	Sarilumab (REGN88), an antibody to the interleukin-6 receptor (IL-6R), which is being developed in rheumatoid arthritis and non-infectious uveitis;

•	Alirocumab (REGN727), an antibody to Proprotein Convertase Subtilisin/Kexin type 9 (PCSK9), which is being developed for low-density lipoprotein (LDL) cholesterol reduction;

•	Dupilumab (REGN668), an antibody to the interleukin-4 receptor (IL-4R), which is being developed in atopic dermatitis and allergic asthma;

•	Enoticumab (REGN421), an antibody to Delta-like ligand-4 (Dll4), a novel angiogenesis target, which is being developed in oncology;

•	Nesvacumab (REGN910), an antibody to angiopoietin-2 (Ang2), another novel angiogenesis target, which is being developed in oncology;

•	REGN1033, an antibody to myostatin (GDF8), which is being developed in metabolic disorders; and

•	REGN2009, an antibody in clinical development against an undisclosed target.
In addition, we are developing the following five antibodies independently:

•	REGN1400, an antibody to ErbB3, which is being developed in oncology;

•	REGN1154, an antibody in clinical development against an undisclosed target;

•	REGN1500, an antibody in clinical development against an undisclosed target;

•	REGN1193, an antibody in clinical development against an undisclosed target; and

•	Fasinumab (REGN475), an antibody to Nerve Growth Factor (NGF), which is being developed for the treatment of pain and which is currently on clinical hold by the FDA.

Development of REGN846, which completed a Phase 1 study against an undisclosed target, was discontinued in the second quarter of 2013.
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
We, together with our ex-U.S. collaborator Bayer HealthCare, are evaluating EYLEA in Phase 3 programs in patients with DME, macular edema following BRVO, and, in Asia, myopic choroidal neovascularization (mCNV) of the retina as a result of pathologic myopia. Wet AMD, diabetic retinopathy (which includes DME), and retinal vein occlusion are three of the leading causes of adult blindness in the developed world. In these conditions, severe visual loss is caused by neovascular proliferation and/or retinal edema.
In August 2013, we and Bayer HealthCare announced that in the Phase 3 VIVID-DME and VISTA-DME trials of EYLEA for the treatment of DME, EYLEA 2 milligrams (mg) dosed monthly and EYLEA 2 mg dosed every two months (after 5 initial monthly injections) achieved the primary endpoint of a significantly greater improvement in best-corrected visual acuity (BCVA) from baseline compared to laser photocoagulation at 52 weeks. Both EYLEA treatment arms demonstrated similar improvements in BCVA.

Based on discussions with the FDA, we now expect to submit an application for U.S. marketing approval for the treatment of DME in 2013, approximately one year ahead of the previously announced timeline. Bayer HealthCare plans to submit an application for marketing approval for the treatment of DME in Europe in 2013.
We are conducting the VISTA-DME study in the United States. Bayer HealthCare is conducting the VIVID-DME study in Europe, Japan, and Australia. These two trials are similarly designed, randomized, double-masked, active control trials to evaluate the safety and efficacy of EYLEA in patients with DME. Patients in both trials were randomized to receive either EYLEA 2 mg monthly, EYLEA 2 mg every two months (after 5 initial monthly injections), or the comparator treatment of laser photocoagulation.
In the VISTA-DME trial, after one year patients receiving EYLEA 2 mg monthly had a mean change from baseline in BCVA of 12.5 letters (p<0.0001 compared to laser) and patients receiving EYLEA 2 mg every other month (after 5 initial monthly injections) had a mean change from baseline in BCVA of 10.7 letters (p<0.0001 compared to laser), compared to patients receiving laser photocoagulation who had a mean change from baseline in BCVA of 0.2 letters. In the VIVID-DME trial, after one year patients receiving EYLEA 2 mg monthly had a mean change from baseline in BCVA of 10.5 letters (p<0.0001 compared to laser) and patients receiving EYLEA 2 mg every other month (after 5 initial monthly injections) had a mean change from baseline in BCVA of 10.7 letters (p<0.0001 compared to laser), compared to patients receiving laser photocoagulation who had a mean change from baseline in BCVA of 1.2 letters.
In these trials, EYLEA was generally well tolerated with a similar overall incidence of adverse events (AEs), ocular serious AEs, and non-ocular serious AEs across the treatment groups and the laser control group. Arterial thromboembolic events as defined by the Anti-Platelet Trialists' Collaboration (non-fatal stroke, non-fatal myocardial infarction, and vascular death) also occurred at similar rates across the treatment groups and the laser control group. AEs were typical of those seen in other studies in patients with diabetes receiving intravitreal anti-VEGF therapy. The most frequent ocular treatment emergent AEs (TEAEs) observed in the VIVID-DME and VISTA-DME trials included conjunctival hemorrhage, eye pain, and vitreous floaters. The most frequent non-ocular TEAEs included hypertension and nasopharyngitis, which occurred with similar frequency in the treatment groups and the laser control group.
Full one-year data from the VIVID-DME and VISTA-DME trials will be presented at upcoming medical conferences. Both trials are planned to continue up to 148 weeks. An additional Phase 3 safety study in Japan (VIVID-Japan) was initiated in the first quarter of 2012 and is required for approval in Japan. In February 2013, we and Bayer HealthCare also initiated another Phase 3 study to evaluate the efficacy and safety of EYLEA in DME in Russia, China, and other Asian countries (VIVID EAST-DME).
In the fourth quarter of 2011, we and Bayer HealthCare initiated a Phase 3 trial in China evaluating the efficacy and safety of EYLEA in wet AMD (SIGHT). The trial is expected to include approximately 300 patients.
In the second quarter of 2012, we initiated a multinational study of EYLEA in patients with macular edema following BRVO (VIBRANT). This study is fully enrolled, and primary endpoint data are expected by the end of 2013.
In the fourth quarter of 2012, we initiated a study to fulfill a post-marketing requirement by the FDA, RE-VIEW, which will evaluate the effect of EYLEA on corneal endothelium.
In June 2013, we and Bayer HealthCare announced positive top-line results for EYLEA from the Phase 3 MYRROR study in mCNV. In this trial, patients receiving EYLEA at an initial dose of 2 mg, followed by treatment on an as-needed (PRN) basis, had a mean improvement in BCVA from baseline at week 24 of 12.1 letters, compared to a loss of 2.0 letters in patients receiving sham injections (p < 0.0001). The most common adverse events observed in the MYRROR trial that occurred with a frequency of 2% or more were conjunctival hemorrhage, dry eye, eye pain, headache, and nasopharyngitis. Data from this study will be presented at an upcoming medical conference. Bayer HealthCare expects to submit the first application for regulatory approval for this indication in Asia by the end of 2013.
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
The Phase 3 Part B SARIL-RA-MOBILITY study in patients with RA is fully enrolled. This trial will assess the improvement in signs and symptoms at 24 weeks and the treatment effect of sarilumab on radiographic progression at one year. In addition, we and Sanofi have initiated additional Phase 3 studies, SARIL-RA-TARGET, SARIL-RA-COMPARE, and SARIL-RA- ASCERTAIN. The broad SARIL-RA clinical development program is focused on adult populations with moderate-to-severe RA who are inadequate responders to either MTX or tumor necrosis factor alpha (TNF-alpha) inhibitor therapy. SARIL-RA-TARGET is a randomized, double-blind, placebo-controlled study evaluating sarilumab in combination with non-biologic, disease-modifying anti-rheumatic drugs (DMARDS) in moderate-to-severe active RA patients with inadequate responses to, or who are intolerant of, one or more TNF-alpha inhibitors. The SARIL-RA-COMPARE study is evaluating the safety and efficacy of sarilumab plus MTX compared to etanercept (a TNF-alpha inhibitor) plus MTX in adult patients with moderate-to-severe RA who demonstrate an inadequate response to adalimumab as their first TNF-alpha inhibitor therapy. The SARIL-RA-ASCERTAIN study is evaluating the safety and tolerability of sarilumab versus a calibrator, tocilizumab, both in combination with MTX, in patients with RA who are inadequate responders to, or intolerant of, TNF-alpha inhibitors.Patients who complete SARIL-RA-MOBILITY, SARIL-RA-TARGET, or SARIL-RA-ASCERTAIN are offered enrollment into the ongoing SARIL-RA-EXTEND, which is an open-label, long-term safety study of sarilumab.
A Phase 1 study was initiated in May 2013 in Japan assessing the safety and tolerability of sarilumab in patients with RA.
In addition, a Phase 2 study, SARIL-NIU-SATURN, will commence in the third quarter of 2013 and is a placebo-controlled proof of concept study evaluating the safety and efficacy of sarilumab in non-infectious uveitis.
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
We and Sanofi initiated the global Phase 3 ODYSSEY program for alirocumab in June 2012. The ODYSSEY program will enroll more than 22,000 patients. This includes eleven clinical trials evaluating the effect of alirocumab, dosed every two weeks, on lowering LDL cholesterol. The 18,000 patient ODYSSEY OUTCOMES trial, assessing reduction in serious cardiovascular events, and several other trials in the ODYSSEY program, are currently enrolling patients. LDL cholesterol reduction is expected to be the primary efficacy endpoint for initial regulatory filings. In addition, a trial of alirocumab dosed every four weeks (ODYSSEY CHOICE) will commence by the end of 2013. The ODYSSEY studies are being conducted in clinical centers around the world including the United States, Canada, Western and Eastern Europe, South America, Australia, and Asia.

We expect to report initial results from the Phase 3 ODYSSEY MONO trial by the end of 2013. The ODYSSEY MONO trial is evaluating the efficacy and safety of alirocumab monotherapy versus ezetimibe monotherapy in patients with primary hypercholesterolemia.
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
Dupilumab demonstrated positive proof of concept in patients with atopic dermatitis and allergic asthma. Data from two Phase 1b trials in atopic dermatitis was presented at the American Academy of Dermatology annual meeting in March 2013. The efficacy data showed that treatment with four weekly subcutaneous injections of dupilumab at either 150 mg or 300 mg per week, significantly improved the signs and symptoms of patients with moderate-to-severe atopic dermatitis whose disease was not adequately controlled with topical medications. The most common AEs were nasopharyngitis (19.6% vs 12.5% for placebo) and headache (11.8% vs 6.3% for placebo).
Data from a Phase 2a trial in allergic asthma were presented at the American Thoracic Society in May 2013, and were also published in the New England Journal of Medicine in June 2013. In this study, patients receiving dupilumab experienced an 87% reduction in the incidence of asthma exacerbations compared to patients receiving placebo (p<0.0001). Clinically meaningful and statistically significant improvements were observed for lung function and other asthma control parameters, such as forced expiratory volume over one second (FEV1) (difference from baseline to week 12 between dupilumab and placebo of 0.27 L, p < 0.001). Treatment-emergent AEs were reported by a similar proportion of patients in both groups (76.9% placebo; 80.8% dupilumab). AEs were generally non-specific and of mild-to-moderate intensity. The most common AEs for placebo and dupilumab were injection-site reaction (9.6% and 28.8%), nasopharyngitis (3.8% and 13.5%), upper respiratory tract infection (17.3% and 13.5%), headache (5.8% and 11.5%) and nausea (1.9% and 7.7%).
In the second quarter of 2013, a Phase 2b trial in allergic asthma and a Phase 2b trial in atopic dermatitis were both initiated and are currently enrolling patients.
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
In May 2013, we acquired from Sanofi full rights to antibodies targeting the Ang2 receptor and ligand in ophthalmology, as described below. We expect to file an investigational new drug application (IND) for Ang2 in ophthalmology by the end of 2013.

8. REGN1033 (GDF8 Antibody)
In January 2012, we initiated a Phase 1 clinical study for REGN1033, a fully human monoclonal GDF8 antibody generated using our VelocImmune technology. Myostatin has been validated as a target to increase muscle mass and strength through genetic mutations in both animals and humans that abrogate its bioactivity.
9. REGN2009
REGN2009 is a fully human monoclonal antibody generated using our VelocImmune technology, against an undisclosed target. In June 2013, we initiated a Phase 1 clinical study.
10. REGN1400 (ErbB3 Antibody) for oncology
REGN1400 is a fully human monoclonal antibody generated using our VelocImmune technology, against ErbB3. In the fourth quarter of 2012, REGN1400 entered into Phase 1 clinical development in oncology.
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
13. REGN1193
REGN1193 is a fully human monoclonal antibody generated using our VelocImmune technology, against an undisclosed target. A Phase 1 clinical study of REGN1193 will commence in the third quarter of 2013. Sanofi decided not to opt-in to the REGN1193 program and we have sole global rights. Under the terms of our agreement, Sanofi is entitled to receive a mid-single digit royalty on any future sales of REGN1193.
14. Fasinumab (REGN475; NGF Antibody) for pain (on clinical hold)
Fasinumab is a fully human monoclonal antibody to NGF, generated using our VelocImmune technology, which is designed to block pain sensitization in neurons. Preclinical experiments indicate that fasinumab specifically binds to and blocks NGF activity and does not bind to or block cell signaling for the closely related neurotrophins NT-3 and BDNF.
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

Acquisition of Ophthalmology Development Programs from Sanofi
In May 2013, we acquired from Sanofi full exclusive rights to two families of novel antibodies invented at Regeneron and previously included in our antibody collaboration with Sanofi. We acquired full rights to antibodies targeting the PDGF (platelet derived growth factor) family of receptors and ligands in ophthalmology and all other indications and to antibodies targeting the Ang2 receptor and ligand in ophthalmology. Antibodies to the PDGF receptor and Ang2 are currently in preclinical development for use in ophthalmology.

With respect to PDGF antibodies, we made a $10.0 million up-front payment to Sanofi in May 2013, and will pay up to $40 million in potential development milestone payments and royalties on any future sales. With respect to Ang2 antibodies in ophthalmology, we also made a $10.0 million up-front payment to Sanofi in May 2013, and will pay a potential $5 million development milestone payment and royalties on any future sales.

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
Antibodies. In November 2007, we and Sanofi entered into a global, strategic collaboration to discover, develop, and commercialize fully human monoclonal antibodies. The collaboration is governed by a Discovery and Preclinical Development Agreement and a License and Collaboration Agreement. In connection with the execution of the discovery agreement in 2007, we received a non-refundable, up-front payment of $85.0 million from Sanofi. Pursuant to the collaboration, Sanofi is funding our research to identify and validate potential drug discovery targets and develop fully human monoclonal antibodies against these targets. We lead the design and conduct of research activities under the collaboration, including target identification and validation, antibody development, research and preclinical activities through filing of an IND or its equivalent, toxicology studies, and manufacture of preclinical and clinical supplies.
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
Under the amended discovery agreement, Sanofi agreed to fund up to $160 million per year of our antibody discovery activities over the period from 2010-2017. Sanofi has an option to extend the discovery program for up to an additional three years after 2017 for further antibody development and preclinical activities. Pursuant to the collaboration, Sanofi funded $30 million of agreed-upon costs we incurred to expand our manufacturing capacity at our Rensselaer, New York facilities.
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
		•	Report six month primary endpoint results for VIBRANT study in macular edema following BRVO
•	Completed enrollment of VIBRANT study in macular edema following BRVO	•	File for regulatory approval in the United States for the treatment of DME
•	Initiated Phase 3 VIVID EAST-DME study in Russia, China, and other Asian countries	•	Bayer HealthCare to file for ex-US regulatory approval in DME and myopic CNV
•	Reported positive one year results from the Phase 3 VIVID-DME and VISTA-DME studies
•	Reported positive results from the Phase 3 MYRROR study in myopic CNV
ZALTRAP
•	European Commission granted marketing authorization in the European Union for ZALTRAP for patients with mCRC that is resistant to or has progressed following an oxaliplatin-containing regimen	•	Regulatory agency decisions outside the United States on additional applications for ZALTRAP in the treatment of previously treated mCRC patients

     Antibody-based Clinical Programs:

		2013 Events to Date		2013-14 Plans (next 12 months)
Sarilumab (IL-6R Antibody)	•	Continued enrollment in Phase 3 SARIL-RA program	•	Report results from SARIL-RA- MOBILITY study
	•	Initiated SARIL-RA-ASCERTAIN and SARIL-RA-COMPARE Phase 3 studies in rheumatoid arthritis	•	Commence SARIL-NIU-SATURN Phase 2 study in non-infectious uveitis
Alirocumab (PCSK9 Antibody)	•	Continued patient enrollment in Phase 3 ODYSSEY trials	•	Continue enrollment of the Phase 3 ODYSSEY trials
			•	Report results from several Phase 3 ODYSSEY trials, including results from ODYSSEY MONO trial
			•	Initiate Phase 3 ODYSSEY CHOICE trial
Dupilumab (IL-4R Antibody)	•	Reported results for Phase 1b studies in atopic dermatitis	•	Report results from Phase 2a study in atopic dermatitis
	•	Reported results from Phase 2a study in allergic asthma. Results were also published online in the New England Journal of Medicine
	•	Initiated patient enrollment in Phase 2b trials in allergic asthma and atopic dermatitis
Enoticumab (Dll4 Antibody)	•	Continued patient enrollment in Phase 1 program	•	Complete patient enrollment in the expansion of the Phase 1 program
Nesvacumab (Ang2 Antibody)	•	Continued patient enrollment in Phase 1 program	•	Complete patient enrollment in the Phase 1b program in advanced malignancies
			•	Initiate clinical development in ophthalmology
REGN1033 (GDF8 Antibody)	•	Continued patient enrollment in Phase 1 program	•	Initiate Phase 2a study
REGN1400 (ErbB3 Antibody)	•	Continued patient enrollment in Phase 1 program	•	Continue patient enrollment in Phase 1 program
REGN1154 (target not disclosed)	•	Completion of Phase 1 program
REGN1500 (target not disclosed)	•	Continued patient enrollment in Phase 1 program	•	Continue patient enrollment in Phase 1 program
REGN1193 (target not disclosed)	•	Initiated Phase 1 program	•	Initiate and continue patient enrollment in Phase 1 program
REGN2009 (target not disclosed)	•	Initiated patient enrollment in Phase 1 program	•	Continue patient enrollment in Phase 1 program
Fasinumab (NGF Antibody)	•	On clinical hold	•	Determine future development plan

Results of Operations

Three Months Ended June 30, 2013 and 2012
Net Income
We reported net income of $87.4 million, or $0.79 per diluted share, for the second quarter of 2013, compared to $76.7 million, or $0.70 per diluted share, for the second quarter of 2012. The increase in net income resulted primarily from an increase in net product sales of EYLEA, which we launched in November 2011, partly offset by higher operating and income tax expenses, as described below.
Revenues
Revenues for the three months ended June 30, 2013 and 2012 consist of the following:

(In millions)	2013	2012
Net product sales	$333.9	$199.5
Collaboration revenue:
Sanofi	85.5	89.0
Bayer HealthCare	31.1	9.1
Total collaboration revenue	116.6	98.1
Technology licensing revenue	5.9	5.9
Other revenue	1.2	0.9
Total revenue	$457.6	$304.4

Net Product Sales
Net product sales consist of U.S. sales of EYLEA and ARCALYST. In November 2011, we received marketing approval from the FDA for EYLEA for the treatment of wet AMD, at which time product sales commenced. In addition, in September 2012, we received marketing approval from the FDA for EYLEA for the treatment of macular edema following CRVO. For the three months ended June 30, 2013 and 2012, we recognized EYLEA net product sales of $329.8 million and $194.0 million, respectively. For the three months ended June 30, 2013 and 2012, we also recognized ARCALYST net product sales of $4.1 million and $5.5 million, respectively.
For the three months ended June 30, 2013 and 2012, we recorded 76% and 79%, respectively, of our total gross product revenue from sales to Besse Medical, a subsidiary of AmerisourceBergen Corporation.
We record product sales net of allowances and accruals for rebates and chargebacks under governmental programs (including Medicaid), distribution-related fees, prompt pay discounts, product returns, and other sales-related deductions. The following table summarizes the provisions, and credits/payments, for sales-related deductions for the three months ended June 30, 2013 and 2012.

(In millions)	Rebates & Chargebacks	Distribution-Related Fees	Other Sales-Related Deductions	Total
Balance as of March 31, 2013	$3.7	$17.7	$0.5	$21.9
Provision related to current period sales	5.6	15.5	0.3	21.4
Credits/payments	(5.2)	(14.7)	(0.3)	(20.2)
Balance as of June 30, 2013	$4.1	$18.5	$0.5	$23.1

Balance as of March 31, 2012	$2.8	$5.5	$0.5	$8.8
Provision related to current period sales	3.8	11.0	1.6	16.4
Credits/payments	(1.8)	(5.4)	(0.6)	(7.8)
Balance as of June 30, 2012	$4.8	$11.1	$1.5	$17.4

Sanofi Collaboration Revenue
The collaboration revenue we earned from Sanofi, as detailed below, consisted primarily of reimbursement for research and development expenses that we incurred, recognition of our share of losses in connection with Sanofi's commercialization of ZALTRAP, and recognition of revenue related to non-refundable up-front payments.
In addition, Sanofi collaboration revenue for the three months ended June 30, 2013 was reduced by two $10.0 million up-front payments to Sanofi in connection with our acquisition from Sanofi of full exclusive rights to two families of novel antibodies, as described below.

Sanofi Collaboration Revenue	Three months ended June 30,
(In millions)	2013	2012
ZALTRAP:
Regeneron's share of losses in connection with commercialization of ZALTRAP	$(8.2)	$(8.4)
Reimbursement of Regeneron research and development and other expenses	2.8	4.2
Recognition of deferred revenue related to up-front payments	1.4	2.9
Total ZALTRAP	(4.0)	(1.3)
Antibody:
Reimbursement of Regeneron research and development expenses	107.0	87.8
Up-front payments to Sanofi for acquisition of rights related to two antibodies	(20.0)
Recognition of deferred revenue related to up-front and other payments	2.1	2.1
Recognition of revenue related to VelociGene agreement	0.4	0.4
Total Antibody	89.5	90.3
Total Sanofi collaboration revenue	$85.5	$89.0

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

Regeneron's share of losses in connection with commercialization of ZALTRAP	Three months ended June 30,
(In millions)	2013	2012
Net product sales recorded by Sanofi	$18.6
Regeneron's share of collaboration losses	(8.2)	$(8.4)

Our share of the loss in the second quarter of 2013 consisted of costs in connection with launching ZALTRAP which were only partly offset by net product sales. Sanofi provides us with an estimate of our share of the profit or loss from commercialization of ZALTRAP for the most recent fiscal quarter. Sanofi's estimates of net products sales and related expenses for such quarter are reconciled to their actual net product sales and related expenses in the subsequent fiscal quarter, and our portion of the profit or loss is adjusted accordingly, as necessary.

Recognition of deferred revenue related to the ZALTRAP up-front payments from Sanofi decreased in the second quarter of 2013, compared to the same period of 2012, due to lengthening the estimated performance period over which this deferred revenue is being recognized, effective in the first quarter of 2013. In connection with recognition of deferred revenue related to ZALTRAP, as of June 30, 2013, $8.7 million of the original $105.0 million of up-front payments was deferred and will be recognized as revenue in future periods.

In the second quarter of 2013, Sanofi's reimbursement of our antibody expenses consisted of $44.0 million under our discovery agreement and $63.0 million of development costs under our license agreement, compared to $46.5 million and $41.3 million, respectively, in the second quarter of 2012. The higher reimbursement of development costs in the second quarter of 2013, compared to the same period of 2012, was primarily due to increased development activities for dupilumab and alirocumab.
In May 2013, we acquired from Sanofi full exclusive rights to two families of novel antibodies invented at Regeneron and previously included in our antibody collaboration with Sanofi. We acquired full rights to antibodies targeting the PDGF family of receptors and ligands in ophthalmology and all other indications and to antibodies targeting the Ang2 receptor and ligand in ophthalmology. With respect to PDGF antibodies, we made a $10.0 million up-front payment to Sanofi in May 2013. With respect to Ang2 antibodies in ophthalmology, we also made a $10.0 million up-front payment to Sanofi in May 2013.
As it relates to recognition of deferred revenue, in connection with the November 2009 amendment of the discovery agreement, Sanofi has funded $30 million of agreed-upon costs incurred by us to expand our manufacturing capacity at our Rensselaer, New York facilities. Revenue related to such funding from Sanofi was deferred and is being recognized as collaboration revenue prospectively over the related performance period in conjunction with the recognition of the original $85.0 million up-front payment. As of June 30, 2013, $64.9 million of the up-front and other payments was deferred and will be recognized as revenue in future periods.
Bayer HealthCare Collaboration Revenue
The collaboration revenue we earned from Bayer HealthCare, as detailed below, consisted of recognition of our share of profits in connection with commercialization of EYLEA outside the United States, cost-sharing of Regeneron EYLEA development expenses and reimbursement of other Regeneron EYLEA expenses, and recognition of revenue related to a non-refundable $75.0 million up-front payment received in 2006 and a $20.0 million milestone payment received in 2007 (which, for the purpose of revenue recognition, was not considered substantive).

Bayer HealthCare Collaboration Revenue	Three months ended June 30,
(In millions)	2013	2012
Regeneron's net profit in connection with commercialization of EYLEA outside the United States	$19.0
Cost-sharing of Regeneron EYLEA development expenses	3.7	$7.1
Reimbursement of other Regeneron EYLEA expenses	6.4
Recognition of deferred revenue related to up-front and other milestone payments	2.0	2.0
Total Bayer HealthCare collaboration revenue	$31.1	$9.1

Bayer HealthCare commenced sales of EYLEA for the treatment of wet AMD in the fourth quarter of 2012 following receipt of regulatory approvals in the European Union, Japan, and other countries. Regeneron's net profit in connection with commercialization of EYLEA outside the United States is summarized below.

Regeneron's Net Profit from EYLEA Sales Outside the United States	Three months ended
(In millions)	June 30, 2013
Net product sales outside the United States recorded by Bayer HealthCare	$95.6
Regeneron's share of collaboration profit from sales outside the United States	34.2
Reimbursement of EYLEA development expenses incurred by Bayer HealthCare in accordance with Regeneron's payment obligation	(15.2)
Regeneron's net profit in connection with commercialization of EYLEA outside the United States	$19.0
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
Cost-sharing of our global EYLEA development expenses with Bayer HealthCare decreased in the second quarter of 2013 compared to the same period in 2012. In the second quarter of 2013, we incurred lower costs in connection with our EYLEA clinical development programs in wet AMD and macular edema following CRVO.
Reimbursement of other Regeneron EYLEA expenses in the second quarter of 2013 primarily related to Bayer HealthCare's share of royalties payable to Genentech in connection with ex-US sales of EYLEA.
As of June 30, 2013, $25.7 million of the up-front and 2007 milestone payments was deferred and will be recognized as revenue in future periods.
Technology Licensing Revenue
In connection with the amendment and extension of our VelocImmune license agreement with Astellas, in August 2010, we received a $165.0 million up-front payment, which was deferred upon receipt and is being recognized as revenue ratably over a seven-year period beginning in June 2011. In the second quarter of both 2013 and 2012, we recognized $5.9 million of technology licensing revenue related to this agreement. As of June 30, 2013, $116.4 million of the August 2010 technology licensing payment received from Astellas was deferred and will be recognized as revenue in future periods.
Other Revenue
Under a June 2009 agreement with Novartis, we receive royalties on worldwide sales of Novartis' canakinumab. In the second quarter of 2013 and 2012, other revenue included $1.1 million and $0.8 million, respectively, of royalties from Novartis.
Expenses
Total operating expenses increased to $299.5 million in the second quarter of 2013 from $216.9 million in the second quarter of 2012. Our average headcount in the second quarter of 2013 increased to 2,083 from 1,783 in the same period of 2012, principally in connection with expanding our research and development, and commercialization, activities.
Operating expenses in the second quarter of 2013 and 2012 included a total of $44.4 million and $19.6 million, respectively, of non-cash compensation expense related to employee stock option and restricted stock awards (Non-cash Compensation Expense). The increase in total Non-cash Compensation Expense in the second quarter of 2013 was primarily attributable to the higher fair market value of our Common Stock on the date of our annual employee option grants made in December 2012 compared to recent prior years.

Research and Development Expenses
Research and development expenses increased to $187.5 million in the second quarter of 2013 from $147.4 million in the same period of 2012. The following table summarizes the major categories of our research and development expenses for the three months ended June 30, 2013 and 2012:

Research and Development Expenses	Three months ended June 30,		Increase
(In millions)	2013	2012	(Decrease)
Payroll and benefits (1)	$71.2	$50.8	$20.4
Clinical trial expenses	27.1	19.3	7.8
Clinical manufacturing costs (2)	43.3	39.3	4.0
Research and other development costs	17.0	13.0	4.0
Occupancy and other operating costs	22.9	20.4	2.5
Cost-sharing of Bayer HealthCare EYLEA development expenses (3)	6.0	4.6	1.4
Total research and development expenses	$187.5	$147.4	$40.1

(1)	Includes Non-cash Compensation Expense of $24.7 million for the three months ended June 30, 2013 and $10.3 million for the three months ended June 30, 2012.

(2)
Represents the full cost of manufacturing drug for use in research, preclinical development, and clinical trials, including related payroll and benefits, Non-cash Compensation Expense, manufacturing materials and supplies, drug filling, packaging, and labeling costs, depreciation, and occupancy costs of our Rensselaer manufacturing facility. Includes Non-cash Compensation Expense of $3.0 million for the three months ended June 30, 2013 and $1.2 million for the three months ended June 30, 2012.

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

Payroll and benefits increased principally due to the increase in employee headcount and Non-cash Compensation Expense, as described above. Clinical trial expenses increased due primarily to higher costs for clinical studies of alirocumab, dupilumab, and EYLEA, partly offset by lower costs related to our Phase 3 program for ARCALYST, which has concluded. Clinical manufacturing costs increased primarily due to higher costs related to manufacturing dupilumab and other antibody candidates, partly offset by lower costs related to manufacturing clinical supplies of ARCALYST.

We prepare estimates of research and development costs for projects in clinical development, which include direct costs and allocations of certain costs such as indirect labor, Non-cash Compensation Expense, and manufacturing and other costs related to activities that benefit multiple projects, and, under our collaboration with Bayer HealthCare, the portion of Bayer HealthCare's EYLEA development expenses that we are obligated to reimburse. Our estimates of research and development costs for clinical development programs are shown below.

Project Costs	Three months ended June 30,		Increase
(In millions)	2013	2012	(Decrease)
EYLEA	$32.0	$27.3	$4.7
ARCALYST	1.1	15.0	(13.9)
ZALTRAP	2.7	5.7	(3.0)
Alirocumab	26.9	18.0	8.9
Sarilumab	6.1	5.9	0.2
Dupilumab	20.7	5.7	15.0
Other antibody candidates in clinical development	22.0	9.5	12.5
Other research programs and unallocated costs	76.0	60.3	15.7
Total research and development expenses	$187.5	$147.4	$40.1

Drug development and approval in the United States is a multi-step process regulated by the FDA. The process begins with discovery and preclinical evaluation, leading up to the submission of an IND to the FDA which, if successful, allows the opportunity for study in humans, or clinical study, of the potential new drug. Clinical development typically involves three phases of study: Phases 1, 2, and 3. The most significant costs in clinical development are in Phase 3 clinical trials, as they tend to be the longest and largest studies in the drug development process. Following successful completion of Phase 3 clinical trials for a biological product, a Biologics License Application (BLA) must be submitted to, and accepted by, the FDA, and the FDA must approve the BLA prior to commercialization of the drug. It is not uncommon for the FDA to request additional data following its review of a BLA, which can significantly increase the drug development timeline and expenses. We may elect either on our own, or at the request of the FDA, to conduct further studies that are referred to as Phase 3b and 4 studies. Phase 3b studies are initiated and either completed or substantially completed while the BLA is under FDA review. These studies are conducted under an IND. Phase 4 studies, also referred to as post-marketing studies, are studies that are initiated and conducted after the FDA has approved a product for marketing. In addition, as discovery research, preclinical development, and clinical programs progress, opportunities to expand development of drug candidates into new disease indications can emerge. We may elect to add such new disease indications to our development efforts (with the approval of our collaborator for joint development programs), thereby extending the period in which we will be developing a product.
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

Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased to $72.5 million in the second quarter of 2013 from $47.7 million in the same period of 2012 due to higher expenses in connection with commercialization of EYLEA, including the Branded Prescription Drug Fee (as described in the Liquidity and Capital Resources section below) and contributions to a not-for-profit organization that assists patients with chronic disease conditions, and higher Non-cash Compensation Expense principally for the reason described above. Selling, general, and administrative expenses included $16.3 million and $7.8 million of Non-cash Compensation Expense in the second quarter of 2013 and 2012, respectively.
Cost of Goods Sold
Cost of goods sold increased to $27.3 million in the second quarter of 2013 from $21.8 million in the same period of 2012 due primarily to increased sales of EYLEA. Cost of goods sold primarily consisted of royalties, as well as costs in connection with producing EYLEA and ARCALYST commercial supplies. In addition, cost of goods sold in the second quarter of 2013 and 2012 included inventory write-downs and reserves totaling $1.7 million and $6.5 million, respectively. We record a charge to cost of goods sold to write down our inventory to its estimated realizable value if certain batches or units of product do not meet quality specifications or are expected to expire prior to sale.
Cost of Collaboration Manufacturing
We manufacture commercial supplies of product for our collaborators. Cost of collaboration manufacturing in the second quarter of 2013 was $12.3 million, which primarily consisted of third party royalties, as well as costs in connection with producing commercial supplies for our collaborators. When the product is sold by our collaborators to third-party customers, our risk of inventory loss no longer exists, and we therefore recognize our related manufacturing costs for the sold product as cost of collaboration manufacturing.
Other Income and Expense
Interest expense increased slightly to $11.4 million in the second quarter of 2013 from $11.2 million in the same period of 2012. In October 2011, we issued $400.0 million aggregate principal amount of 1.875% convertible senior notes. Total interest expense in the second quarter of 2013 and 2012 associated with these notes, including amortization of the note discount and debt issuance costs, was $7.3 million and $7.2 million, respectively.
Income Taxes
In the second quarter of 2013, we recorded a $60.3 million income tax provision. The effective tax rate for the second quarter was 40.8%.

In the second quarter of 2012, income tax expense relating to our pre-tax income was fully offset by a reversal of a portion of our valuation allowance. As of June 30, 2012, we continued to recognize a full valuation allowance against our net operating loss carry-forward and other deferred tax assets since we had an extended history of losses. In the fourth quarter of 2012, we recorded an income tax benefit attributable to the release of substantially all of the remaining valuation allowance against our deferred tax assets. The decision to release this valuation allowance was made after we determined that it was more likely than not that these deferred tax assets would be realized.

Six Months Ended June 30, 2013 and 2012
Net Income
We reported net income of $186.3 million, or $1.69 per diluted share, for the first half of 2013, compared to $88.4 million, or $0.81 per diluted share, for the first half of 2012. The increase in net income resulted primarily from an increase in net product sales of EYLEA, which we launched in November 2011, partly offset by higher operating and income tax expenses, as described below.
Revenues
Revenues for the six months ended June 30, 2013 and 2012 consist of the following:

(In millions)	2013	2012
Net product sales	$652.6	$327.4
Collaboration revenue:
Sanofi	184.8	174.0
Bayer HealthCare	46.0	21.6
Total collaboration revenue	230.8	195.6
Technology licensing revenue	11.8	11.8
Other revenue	2.1	1.4
Total revenue	$897.3	$536.2

Net Product Sales
Net product sales consist of U.S. sales of EYLEA and ARCALYST. In November 2011, we received marketing approval from the FDA for EYLEA for the treatment of wet AMD, at which time product sales commenced. In addition, in September 2012, we received marketing approval from the FDA for EYLEA for the treatment of macular edema following CRVO. For the six months ended June 30, 2013 and 2012, we recognized EYLEA net product sales of $643.7 million and $317.5 million, respectively. For the six months ended June 30, 2013 and 2012, we also recognized ARCALYST net product sales of $8.9 million and $9.9 million, respectively.
For the six months ended June 30, 2013 and 2012, we recorded 77% and 79%, respectively, of our total gross product revenue from sales to Besse Medical, a subsidiary of AmerisourceBergen Corporation.
We record product sales net of allowances and accruals for rebates and chargebacks under governmental programs (including Medicaid), distribution-related fees, prompt pay discounts, product returns, and other sales-related deductions. The following table summarizes the provisions, and credits/payments, for sales-related deductions for the six months ended June 30, 2013 and 2012.

(In millions)	Rebates & Chargebacks	Distribution-Related Fees	Other Sales-Related Deductions	Total
Balance as of December 31, 2012	$3.0	$15.3	$0.5	$18.8
Provision related to current period sales	11.1	29.4	0.5	41.0
Credits/payments	(10.1)	(26.2)	(0.5)	(36.8)
Balance as of June 30, 2013	$4.0	$18.5	$0.5	$23.0

Balance as of December 31, 2011	$0.6	$1.5	$0.2	$2.3
Provision related to current period sales	6.2	17.9	2.4	26.5
Credits/payments	(2.0)	(8.3)	(1.1)	(11.4)
Balance as of June 30, 2012	$4.8	$11.1	$1.5	$17.4

Sanofi Collaboration Revenue
The collaboration revenue we earned from Sanofi, as detailed below, consisted primarily of reimbursement for research and development expenses that we incurred, recognition of our share of losses in connection with Sanofi's commercialization of ZALTRAP, and recognition of revenue related to non-refundable up-front payments.
In addition, Sanofi collaboration revenue for the six months ended June 30, 2013 was reduced by two $10.0 million up-front payments to Sanofi in connection with our acquisition from Sanofi of full exclusive rights to two families of novel antibodies, as described below.

Sanofi Collaboration Revenue	Six months ended June 30,
(In millions)	2013	2012
ZALTRAP:
Regeneron's share of losses in connection with commercialization of ZALTRAP	$(16.0)	$(12.1)
Reimbursement of Regeneron research and development and other expenses	5.4	7.0
Recognition of deferred revenue related to up-front payments	2.8	5.4
Total ZALTRAP	(7.8)	0.3
Antibody:
Reimbursement of Regeneron research and development expenses	207.5	168.6
Up-front payments to Sanofi for acquisition of rights related to two antibodies	(20.0)
Recognition of deferred revenue related to up-front and other payments	4.3	4.3
Recognition of revenue related to VelociGene agreement	0.8	0.8
Total Antibody	192.6	173.7
Total Sanofi collaboration revenue	$184.8	$174.0

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

Regeneron's share of losses in connection with commercialization of ZALTRAP	Six months ended June 30,
(In millions)	2013	2012
Net product sales recorded by Sanofi	$32.7
Regeneron's share of collaboration losses	(16.0)	$(12.1)

Our share of the loss increased in the first half of 2013, compared to the first half of 2012, because of higher costs in connection with launching ZALTRAP which were only partly offset by net product sales. Sanofi provides us with an estimate of our share of the profit or loss from commercialization of ZALTRAP for the most recent fiscal quarter. Sanofi's estimates of net products sales and related expenses for such quarter are reconciled to their actual net product sales and related expenses in the subsequent fiscal quarter, and our portion of the profit or loss is adjusted accordingly, as necessary.

Recognition of deferred revenue related to the ZALTRAP up-front payments from Sanofi decreased in the first half of 2013, compared to the same period of 2012, due to lengthening the estimated performance period over which this deferred revenue is being recognized, effective in the first quarter of 2013.
In the first half of 2013, Sanofi's reimbursement of our antibody expenses consisted of $88.7 million under our discovery agreement and $118.8 million of development costs under our license agreement, compared to $91.1 million and $77.5 million, respectively, in the first half of 2012. The higher reimbursement of development costs in the first half of 2013, compared to the same period of 2012, was primarily due to increased development activities for alirocumab and dupilumab.
As described above, in May 2013, we made two $10.0 million up-front payments to Sanofi in connection with acquiring from Sanofi full exclusive rights to antibodies targeting the PDGF family of receptors and ligands in ophthalmology and all other indications and to antibodies targeting the Ang2 receptor and ligand in ophthalmology.
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
Bayer HealthCare Collaboration Revenue
The collaboration revenue we earned from Bayer HealthCare, as detailed below, consisted primarily of recognition of our share of profits in connection with commercialization of EYLEA outside the United States, cost-sharing of Regeneron EYLEA development expenses and reimbursement of other Regeneron EYLEA expenses, and recognition of revenue related to a non-refundable $75.0 million up-front payment received in 2006 and a $20.0 million milestone payment received in 2007 (which, for the purpose of revenue recognition, was not considered substantive).

Bayer HealthCare Collaboration Revenue	Six months ended June 30,
(In millions)	2013	2012
Regeneron's net profit in connection with commercialization of EYLEA outside the United States	$25.4
Cost-sharing of Regeneron EYLEA development expenses	9.6	$17.6
Reimbursement of other Regeneron EYLEA expenses	7.0
Recognition of deferred revenue related to up-front and other milestone payments	4.0	4.0
Total Bayer HealthCare collaboration revenue	$46.0	$21.6

Bayer HealthCare commenced sales of EYLEA for the treatment of wet AMD in the fourth quarter of 2012 following receipt of regulatory approvals in the European Union, Japan, and other countries. Regeneron's net profit in connection with commercialization of EYLEA outside the United States is summarized below.

Regeneron's Net Profit from EYLEA Sales Outside the United States	Six months ended
(In millions)	June 30, 2013
Net product sales outside the United States recorded by Bayer HealthCare	$160.4
Regeneron's share of collaboration profit from sales outside the United States	53.8
Reimbursement of EYLEA development expenses incurred by Bayer HealthCare in accordance with Regeneron's payment obligation	(28.4)
Regeneron's net profit in connection with commercialization of EYLEA outside the United States	$25.4
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
Cost-sharing of our global EYLEA development expenses with Bayer HealthCare decreased in the first half of 2013 compared to the same period in 2012. In the first half of 2013, we incurred lower costs in connection with our EYLEA clinical development programs in wet AMD and macular edema following CRVO.
Reimbursement of other Regeneron EYLEA expenses in the first half of 2013 primarily related to Bayer HealthCare's share of royalties payable to Genentech in connection with ex-US sales of EYLEA.
Technology Licensing Revenue
In connection with the amendment and extension of our VelocImmune license agreement with Astellas, in August 2010, we received a $165.0 million up-front payment, which was deferred upon receipt and is being recognized as revenue ratably over a seven-year period beginning in June 2011. In the first half of both 2013 and 2012, we recognized $11.8 million of technology licensing revenue related to this agreement.
Other Revenue
Under a June 2009 agreement with Novartis, we receive royalties on worldwide sales of Novartis' canakinumab. In the first half of 2013 and 2012, other revenue included $2.1 million and $1.3 million, respectively, of royalties from Novartis.
Expenses
Total operating expenses increased to $586.2 million in the first half of 2013 from $426.5 million in the first half of 2012. Our average headcount in the first half of 2013 increased to 2,039 from 1,756 in the same period of 2012, principally in connection with expanding our research and development, and commercialization, activities.
Operating expenses in the first half of 2013 and 2012 included a total of $97.5 million and $42.9 million, respectively, of Non-cash Compensation Expense. The increase in total Non-cash Compensation Expense in the first half of 2013 was primarily attributable to the higher fair market value of our Common Stock on the date of our annual employee option grants made in December 2012 compared to recent prior years.

Research and Development Expenses
Research and development expenses increased to $367.8 million in the first half of 2013 from $286.2 million in the same period of 2012. The following table summarizes the major categories of our research and development expenses for the six months ended June 30, 2013 and 2012:

Research and Development Expenses	Six months ended June 30,		Increase
(In millions)	2013	2012	(Decrease)
Payroll and benefits (1)	$140.3	$102.2	$38.1
Clinical trial expenses	51.8	42.6	9.2
Clinical manufacturing costs (2)	91.9	66.3	25.6
Research and other development costs	31.1	25.8	5.3
Occupancy and other operating costs	44.3	39.2	5.1
Cost-sharing of Bayer HealthCare EYLEA development expenses (3)	8.4	10.1	(1.7)
Total research and development expenses	$367.8	$286.2	$81.6

(1)	Includes Non-cash Compensation Expense of $48.4 million for the six months ended June 30, 2013 and $19.8 million for the six months ended June 30, 2012.

(2)
Represents the full cost of manufacturing drug for use in research, preclinical development, and clinical trials, including related payroll and benefits, Non-cash Compensation Expense, manufacturing materials and supplies, drug filling, packaging, and labeling costs, depreciation, and occupancy costs of our Rensselaer manufacturing facility. Includes Non-cash Compensation Expense of $6.1 million for the six months ended June 30, 2013 and $2.2 million for the six months ended June 30, 2012.

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

Payroll and benefits increased principally due to the increase in employee headcount and Non-cash Compensation Expense, as described above. Clinical trial expenses increased due primarily to higher costs for clinical studies of alirocumab, dupilumab, and other early stage antibody candidates, partly offset by lower costs related to our Phase 3 trials of EYLEA in wet AMD and macular edema following CRVO, and ARCALYST, which have concluded. Clinical manufacturing costs increased primarily due to higher costs related to manufacturing alirocumab and dupilumab, partly offset by lower costs related to manufacturing sarilumab and clinical supplies of ARCALYST.

We prepare estimates of research and development costs for projects in clinical development, which include direct costs and allocations of certain costs such as indirect labor, Non-cash Compensation Expense, and manufacturing and other costs related to activities that benefit multiple projects, and, under our collaboration with Bayer HealthCare, the portion of Bayer HealthCare's EYLEA development expenses that we are obligated to reimburse. Our estimates of research and development costs for clinical development programs are shown below.

Project Costs	Six months ended June 30,		Increase
(In millions)	2013	2012	(Decrease)
EYLEA	$62.4	$62.2	$0.2
ARCALYST	3.7	25.8	(22.1)
ZALTRAP	5.7	8.5	(2.8)
Alirocumab	58.1	25.1	33.0
Sarilumab	11.6	17.2	(5.6)
Dupilumab	32.9	10.8	22.1
Other antibody candidates in clinical development	44.3	19.1	25.2
Other research programs and unallocated costs	149.1	117.5	31.6
Total research and development expenses	$367.8	$286.2	$81.6
For the reasons described above under "Research and Development Expenses" for the three months ended June 30, 2013 and 2012, and due to the variability in the costs necessary to develop a pharmaceutical product and the uncertainties related to future indications to be studied, the estimated cost and scope of the projects, and our ultimate ability to obtain governmental approval for commercialization, accurate and meaningful estimates of the total cost to bring our product candidates to market are not available. Similarly, we are currently unable to reasonably estimate if our product candidates or additional indications for our marketed products in clinical development will generate material product revenues and net cash inflows.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased to $149.7 million in the first half of 2013 from $106.1 million in the same period of 2012 due to higher expenses in connection with commercialization of EYLEA, including the Branded Prescription Drug Fee (as described in the Liquidity and Capital Resources section below) and contributions to a not-for-profit organization that assists patients with chronic disease conditions, and higher Non-cash Compensation Expense principally for the reason described above. Selling, general, and administrative expenses included $42.1 million and $20.4 million of Non-cash Compensation Expense in the first half of 2013 and 2012, respectively.
Cost of Goods Sold
Cost of goods sold increased to $55.3 million in the first half of 2013 from $34.1 million in the same period of 2012 due primarily to increased sales of EYLEA. Cost of goods sold primarily consisted of royalties, as well as costs in connection with producing EYLEA and ARCALYST commercial supplies. In addition, cost of goods sold in the first half of 2013 and 2012 included inventory write-downs and reserves totaling $4.9 million and $8.4 million, respectively. We record a charge to cost of goods sold to write down our inventory to its estimated realizable value if certain batches or units of product do not meet quality specifications or are expected to expire prior to sale.
Cost of Collaboration Manufacturing
We manufacture commercial supplies of product for our collaborators. Cost of collaboration manufacturing in the first half of 2013 was $13.4 million, which primarily consisted of third party royalties, as well as costs in connection with producing commercial supplies for our collaborators. When the product is sold by our collaborators to third-party customers, our risk of inventory loss no longer exists, and we therefore recognize our related manufacturing costs for the sold product as cost of collaboration manufacturing.
Other Income and Expense
Interest expense increased slightly to $23.0 million in the first half of 2013 from $22.4 million in the same period of 2012. In October 2011, we issued $400.0 million aggregate principal amount of 1.875% convertible senior notes. Total interest expense in the first half of 2013 and 2012 associated with these notes, including amortization of the note discount and debt issuance costs, was $15.0 million and $14.3 million, respectively.
Income Taxes
In the first half of 2013, we recorded a $103.3 million income tax provision. The effective tax rate for the first half was 35.7%, which included, as a discrete item in the first quarter of 2013, the impact of enacting The American Taxpayer Relief Act in January 2013. The American Taxpayer Relief Act included a provision to extend the income tax credit for increased research activities retroactively to the tax year ended December 31, 2012. As a result, our 2012 research tax credit reduced our effective tax rate for the first half of 2013 by 6.0%.

In the first half of 2012, income tax expense relating to our pre-tax income was fully offset by a reversal of a portion of our valuation allowance. As of June 30, 2012, we continued to recognize a full valuation allowance against our net operating loss carry-forward and other deferred tax assets since we had an extended history of losses. In the fourth quarter of 2012, we recorded an income tax benefit attributable to the release of substantially all of the remaining valuation allowance against our deferred tax assets. The decision to release this valuation allowance was made after we determined that it was more likely than not that these deferred tax assets would be realized.

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
Sources and Uses of Cash for the Six Months Ended June 30, 2013 and 2012

At June 30, 2013, we had $710.8 million in cash, cash equivalents, and marketable securities compared with $587.5 million (including $8.2 million of restricted cash and marketable securities) at December 31, 2012. In connection with our product launch of EYLEA in November 2011, we have offered extended payment terms to our EYLEA customers. As a result, due to the growth of our EYLEA product sales, our net trade accounts receivable have increased to $767.9 million at June 30, 2013 from $593.2 million at December 31, 2012. During the six months ended June 30, 2013, we collected $508.7 million of EYLEA trade receivables, and we expect such collections to increase during the rest of the year.

Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities was $214.4 million in the first half of 2013. Our net income of $186.3 million in the first half of 2013 included the following non-cash expenses: (i) Non-cash Compensation Expense of $97.5 million, (ii) depreciation and amortization of $19.1 million, (iii) non-cash interest expense of $11.3 million, resulting from the amortization of the discount and debt issuance costs in connection with our convertible senior notes, which were issued in October 2011, and (iv) other non-cash charges, including $4.9 million of inventory write-downs and reserves and $10.8 million of other non-cash tax related charges. In addition, deferred tax assets at June 30, 2013 decreased by $92.5 million, compared to end-of-year 2012, primarily due to utilization of these assets to offset income taxes payable for the first half of 2013.

At June 30, 2013, Sanofi and trade accounts receivable increased by $182.9 million, compared to end-of-year 2012, primarily due to higher trade accounts receivable in connection with EYLEA product sales, as described above. Prepaid expenses and other assets increased by $51.7 million, compared to end-of-year 2012, primarily due to higher balances of capitalized inventory costs, principally in connection with EYLEA commercial supplies, and a higher receivable balance due from Bayer HealthCare in connection with the launch of EYLEA outside the United States. Our deferred revenue at June 30, 2013 decreased by $11.6 million, compared to end-of-year 2012, primarily due to amortization of a previously deferred $165.0 million payment under our license agreement with Astellas and amortization of previously deferred payments under our Sanofi and Bayer HealthCare collaborations, partly offset by costs of product manufactured and shipped to Sanofi and Bayer HealthCare for which recognition of revenue has been deferred. Accounts payable, accrued expenses, and other liabilities increased by $35.6 million at June 30, 2013, compared to end-of-year 2012, primarily due to higher sales-related charges, deductions, and royalties related to EYLEA and higher payroll-related liabilities.

Net cash used in operating activities was $165.4 million in the first half of 2012. Our net income of $88.4 million in the first half of 2012 included the following non-cash expenses: (i) Non-cash Compensation Expense of $42.9 million, (ii) depreciation and amortization of $17.8 million, (iii) non-cash interest expense of $11.2 million, including $10.5 million resulting from the amortization of the discount and debt issuance costs in connection with our convertible senior notes, which were issued in October 2011, and (iv) other non-cash charges, including $8.4 million of inventory write-downs and reserves.
At June 30, 2012, Sanofi and trade accounts receivable increased by $332.3 million, compared to end-of-year 2011, primarily due to higher trade accounts receivable in connection with higher EYLEA product sales and the extended payment terms granted to our EYLEA customers, as described above. Prepaid expenses and other assets increased by $19.5 million, compared to end-of-year 2011, primarily due to due to higher balances of capitalized inventory costs, principally in connection with EYLEA commercial supplies. Our deferred revenue at June 30, 2012 decreased by $17.7 million, compared to end-of-year 2011, primarily due to amortization of a previously received and deferred $165.0 million payment under our license agreement with Astellas and amortization of previously deferred payments under our Sanofi and Bayer HealthCare collaborations. Accounts payable, accrued expenses, and other liabilities increased by $32.8 million at June 30, 2012, compared to end-of-year 2011, primarily due to higher sales-related deductions and royalties in connection with EYLEA.
Cash Used in Investing Activities
Net cash used in investing activities was $31.1 million and $123.4 million in the first half of 2013 and 2012, respectively. In the first half of 2013, sales or maturities of marketable securities exceeded purchases by $24.6 million. In the first half of 2012, purchases of marketable securities exceeded sales or maturities of marketable securities by $99.0 million. Capital expenditures of $55.7 million and $23.9 million in the first half of 2013 and 2012, respectively, included costs in connection with expanding our Rensselaer, New York manufacturing facilities and tenant improvement and associated costs related to our leased facilities in Tarrytown, New York.
Cash Used in Financing Activities
Net cash used in financing activities was $32.0 million and $22.8 million in the first half of 2013 and 2012, respectively. Proceeds from issuances of Common Stock were $34.3 million in the first half of 2013, compared to $39.6 million in the first half of 2012. In addition, payments for employee tax obligations in connection with stock option exercises were $73.1 million in the first half of 2013, compared to $61.4 million in the first half of 2012.
Fair Value of Marketable Securities
At June 30, 2013 and December 31, 2012, we held marketable securities whose aggregate fair value totaled $329.2 million and $354.9 million, respectively. The composition of our portfolio of marketable securities on these dates was as follows:

	June 30, 2013		December 31, 2012
Investment type	Fair Value	Percent	Fair Value	Percent
Unrestricted
U.S. government and government agency obligations	$85.4	26%	$328.1	92%
Corporate bonds	157.3	48%
Commercial paper	62.2	19%
Municipal bonds	17.2	5%	17.5	5%
International government agency obligations	4.8	1%
Equity securities	2.3	1%	3.4	1%
Total unrestricted marketable securities	329.2	100%	349.0	98%
Restricted
U.S. government obligations			5.9	2%
Total marketable securities	$329.2	100%	$354.9	100%
In addition, at June 30, 2013, we had $381.7 million of cash and cash equivalents, primarily held in bank deposits and money market funds. At December 31, 2012, we had $232.6 million of cash, cash equivalents, and restricted cash, primarily held in money market funds that invest in U.S. government securities. During the second quarter of 2013, either due to cancellation of the associated letter of credit or easing of lender requirements, all formerly restricted marketable securities were reclassified as unrestricted on our balance sheet.
Capital Expenditures
Our cash expenditures for property, plant, and equipment totaled $55.7 million for the first six months of 2013 and $23.9 million in the first six months of 2012.
In July 2013, we reached preliminary agreement to acquire a 400,000 square foot facility in Limerick, Ireland, subject to entering into definitive agreements as well as securing permits from the local government in Limerick. We intend to renovate this facility to accommodate and support our growth, primarily in connection with expanding our manufacturing capacity to support our global supply chain.
We expect to incur capital expenditures of approximately $225 to $300 million during the remainder of 2013 and 2014 primarily in connection with expanding our manufacturing facilities at our Rensselaer facility, tenant improvements at our leased Tarrytown facilities, purchasing and commencing renovations on the new Limerick facility described above (predicated on finalizing its purchase), and purchases of equipment.
License and Settlement Agreements with Genentech
On December 31, 2011, we entered into a Non-Exclusive License and Partial Settlement Agreement with Genentech (the Original Genentech Agreement) that covered making, using, and selling EYLEA in the United States for the prevention and treatment of human eye diseases and disorders in the United States, and ended the litigation relating to those matters. The Original Genentech Agreement provided for us to make payments to Genentech based on U.S. sales of EYLEA through May 7, 2016, the date the Davis-Smyth patents expire. Under the Original Genentech Agreement, we made a $60 million milestone payment when cumulative U.S. sales reached $400 million and are obligated to pay royalties of 4.75% on cumulative relevant sales of EYLEA between $400 million and $3 billion and 5.5% on any cumulative relevant sales of EYLEA over $3 billion.
Effective May 17, 2013, we entered into an Amended and Restated Non-Exclusive License and Settlement Agreement with Genentech (the Amended Genentech Agreement), which amended the Original Genentech Agreement to now include all sales of EYLEA worldwide and ended the litigation relating to those matters. Under the Amended Genentech Agreement, we received a worldwide non-exclusive license to the Davis-Smyth patents, and certain other patents, owned or co-owned by Genentech for the prevention or treatment of human eye diseases and eye disorders through administration of EYLEA to the eye. Under the Amended Genentech Agreement, we will make payments to Genentech based on sales of EYLEA in the United States and EYLEA manufactured in the United States and sold outside the United States through May 7, 2016 using the same milestone and royalty rates as in the Original Genentech Agreement. EYLEA is sold outside the United States by affiliates of Bayer HealthCare under our license and collaboration agreement. All payments to Genentech under the Original Genentech Agreement and the Amended Genentech Agreement have been or will be made by Regeneron. Bayer HealthCare will share in all such payments based on the proportion of ex-U.S. EYLEA sales to worldwide EYLEA sales and determined consistent with the license and collaboration agreement.
Also on May 17, 2013, we entered into a Non-Exclusive License and Settlement Agreement (the ZALTRAP Agreement), with Genentech, Sanofi U.S. Services, Inc. and Sanofi-Aventis U.S. LLC (the latter two entities, collectively, Sanofi) under which we and Sanofi received a worldwide non-exclusive license to the Davis-Smyth patents, and certain other patents, in all indications for human use other than the prevention or treatment of eye diseases and eye disorders through administration to the eye. Under the terms of the ZALTRAP Agreement, payments will be made to Genentech based on sales of ZALTRAP in the United States and of ZALTRAP that is manufactured in the United States and sold outside the United States through May 7, 2016. A payment of $19 million will be made upon cumulative relevant sales of ZALTRAP reaching $200 million. In addition, royalty payments will be made to Genentech based upon 4.5% of cumulative relevant sales of ZALTRAP between $400 million and $1 billion and 6.5% of any cumulative relevant sales of ZALTRAP over $1 billion. All payments to Genentech under the ZALTRAP Agreement will be made by Sanofi, and we will share in all such payments.
Tarrytown, New York Leases
In April 2013, we entered into a new lease agreement for approximately 297,000 square feet of additional new laboratory and office space to be constructed in two new buildings (the Buildings), which are expected to be completed in late 2015, at our current Tarrytown, New York location. The initial term of the lease, which is expected to commence in mid-2014, is approximately 15 years and contains three renewal options to extend the term of the lease by five years each. The lease provides for (i) monthly payments over its term, which will be based on the landlord's costs of construction and tenant allowances, and (ii) additional charges for utilities, taxes, and operating expenses. Based upon various factors, including our involvement in the Buildings' construction and our responsibility for directly paying for a substantial portion of tenant improvements, we are deemed, in substance, to be the owner of the landlord's Buildings in accordance with the application of FASB authoritative guidance. Consequently, we will capitalize the landlord's costs of constructing these new facilities a non-cash transaction, offset by a corresponding lease obligation on our balance sheet. We will allocate a portion of our future lease payments to the Buildings and the land on which the Buildings are being constructed. The land element of the lease is treated for accounting purposes as an operating lease.
In April 2013, we also executed an early renewal of approximately 360,000 square feet of space that we currently lease at our Tarrytown location. The early renewal extended the term of the lease from June 2024 to June 2029.
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
As described above, in May 2013, we acquired from Sanofi full exclusive rights to antibodies targeting the PDGF family of receptors and ligands in ophthalmology and all other indications and to antibodies targeting the Ang2 receptor and ligand in ophthalmology. With respect to PDGF antibodies, we made a $10.0 million up-front payment to Sanofi in May 2013, and will pay up to $40 million in potential development milestone payments and royalties on any future sales. With respect to Ang2 antibodies in ophthalmology, we also made a $10.0 million up-front payment to Sanofi in May 2013, and will pay a potential $5 million development milestone payment and royalties on any future sales.
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
The amount we need to fund operations will depend on various factors, including revenues from net product sales, the potential regulatory approval and commercialization of our product candidates and new indications for our marketed products, and the timing thereof, the status of competitive products, the success of our research and development programs, the potential future need to expand our professional and support staff and facilities, the status of patents and other intellectual property rights (and future litigation related thereto), the delay or failure of a clinical trial of any of our potential drug candidates, and the continuation, extent, and success of our collaborations with Sanofi and Bayer HealthCare. Clinical trial costs are dependent, among other things, on the size and duration of trials, fees charged for services provided by clinical trial investigators and other third parties, the costs for manufacturing the product candidate for use in the trials, and for supplies, laboratory tests, and other expenses. The amount of funding that will be required for our clinical programs depends upon the results of our research and preclinical programs and early-stage clinical trials, regulatory requirements, the duration and results of clinical trials underway and of additional clinical trials that we decide to initiate, and the various factors that affect the cost of each trial as described above.
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
As described above, in the first six months of 2013 and 2012, we made cash payments of $73.1 million and $61.4 million, respectively, for employee tax obligations in connection with stock option exercises. Future cash requirements for such payments will depend on various factors, including the level of stock option grants and exercises, the level of restricted stock grants, and the sales prices of our Common Stock, and may continue to be substantial.
We expect that expenses related to the filing, prosecution, defense, and enforcement of patents and other intellectual property will continue to be substantial.
Due to the amounts of our net operating loss and tax credit carry-forwards available for tax purposes, which totaled $876.6 million and $71.2 million, respectively, at December 31, 2012, we do not anticipate incurring significant cash obligations for federal and state corporate income taxes in the near future.
In connection with our collaboration with Bayer HealthCare, we are entitled to receive up to $25 million in future milestone payments related to marketing and pricing approvals of EYLEA in major market countries outside the United States, as well as up to $135 million in sales milestones based on total twelve-month sales of EYLEA outside the United States achieving certain specified levels starting at $200 million. Under the terms of our ZALTRAP collaboration agreement with Sanofi, we are also entitled to receive milestone payments upon receipt of additional specified marketing approvals.
Other than letters of credits totaling $1.5 million as of June 30, 2013, we have no off-balance sheet arrangements. A $3.4 million letter of credit was canceled in April 2013 in connection with the amendment of our Tarrytown lease, as described above. As of June 30, 2013, we had no other established banking arrangements through which we could obtain short-term financing or a line of credit. In October 2010, we filed a shelf registration statement on Form S-3, which will expire in October 2013, registering the sale, in one or more offerings, of an indeterminate amount of equity or debt securities, together or separately. There is no assurance, however, that we will be able to complete any offerings of securities under this shelf or other registration statements. Factors influencing the availability of additional financing include our progress in product development and commercialization, investor perception of our prospects, and the general condition of the financial markets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risks, and the way we manage them, are summarized in Part II, Item 7A, "Quantitative and Qualitative Disclosures Around Market Risk" of our 2012 Form 10-K. There have been no material changes to our market risks or to our management of such risks during 2013.

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
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On December 31, 2011, we entered into a Non-Exclusive License and Partial Settlement Agreement with Genentech (the Original Genentech Agreement) that covered making, using, and selling EYLEA in the United States for the prevention and treatment of human eye diseases and disorders in the United States, and ended the litigation relating to those matters. Under the Original Genentech Agreement, we received a non-exclusive license to the Davis-Smyth patents, and certain other patents owned or co-owned by Genentech. The Original Genentech Agreement did not cover any non-U.S. patent rights or non-U.S. patent disputes, and did not cover any use of aflibercept other than for prevention and treatment of human eye diseases and disorders in the United States. The Original Genentech Agreement provided for us to make payments to Genentech based on U.S. sales of EYLEA through May 7, 2016, the date the Davis-Smyth patents expire. Under the Original Genentech Agreement, we made a $60.0 million milestone payment when cumulative U.S. sales of EYLEA reached $400 million and are obligated to pay royalties of 4.75% on cumulative relevant sales of EYLEA between $400 million and $3 billion and 5.5% on any cumulative relevant sales of EYLEA over $3 billion.
As a result of the Original Genentech Agreement, on January 17, 2012, Genentech filed a second amended answer and counterclaim in the First Davis-Smyth Case, in which it amended its counterclaims alleging infringement of four of the Davis-Smyth patents. On December 23, 2011, Genentech initiated a related case in the Court against Regeneron and Sanofi alleging infringement of four of the Davis-Smyth Patents by activities relating to VEGF Trap (but excluding EYLEA) (the Second Davis-Smyth Case). As in the First Davis-Smyth Case, in the new complaint Genentech requested a judgment against us for damages, including for willful infringement, and other relief as the Court deems appropriate. On September 21, 2012, Genentech asserted two additional Davis-Smyth patents, and one additional application (which was allowed and issued as a patent on September 25, 2012) in both the First Davis-Smyth Case and the Second Davis-Smyth Case.
Effective May 17, 2013, we entered into an Amended and Restated Non-Exclusive License and Settlement Agreement with Genentech (the Amended Genentech Agreement), which amended the Original Genentech Agreement to now include all sales of EYLEA worldwide and ended the litigation relating to those matters. Under the Amended Genentech Agreement, we received a worldwide non-exclusive license to the Davis-Smyth patents, and certain other patents, owned or co-owned by Genentech for the prevention or treatment of human eye diseases and eye disorders through administration of EYLEA to the eye. Under the Amended Genentech Agreement, we will make payments to Genentech based on sales of EYLEA in the United States and EYLEA manufactured in the United States and sold outside the United States through May 7, 2016 using the same milestone and royalty rates as in the Original Genentech Agreement. EYLEA is sold outside the United States by affiliates of Bayer HealthCare under our license and collaboration agreement. All payments to Genentech under the Original Genentech Agreement and the Amended Genentech Agreement have been or will be made by Regeneron. Bayer HealthCare will share in all such payments based on the proportion of ex-U.S. EYLEA sales to worldwide EYLEA sales and determined consistent with the license and collaboration agreement.
Also on May 17, 2013, we entered into a Non-Exclusive License and Settlement Agreement (the ZALTRAP Agreement), with Genentech, Sanofi U.S. Services, Inc. and Sanofi-Aventis U.S. LLC (the latter two entities, collectively, Sanofi) under which we and Sanofi received a worldwide non-exclusive license to the Davis-Smyth patents, and certain other patents, in all indications for human use other than the prevention or treatment of eye diseases and eye disorders through administration to the eye. Under the terms of the ZALTRAP Agreement, payments will be made to Genentech based on sales of ZALTRAP in the United States and of ZALTRAP that is manufactured in the United States and sold outside the United States through May 7, 2016. A payment of $19 million will be made upon cumulative relevant sales of ZALTRAP reaching $200 million. In addition, royalty payments will be made to Genentech based upon 4.5% of cumulative relevant sales of ZALTRAP between $400 million and $1 billion and 6.5% of any cumulative relevant sales of ZALTRAP over $1 billion. All payments to Genentech under the ZALTRAP Agreement will be made by Sanofi, and we will share in all such payments. In connection with Amended Genentech Agreement and the ZALTRAP Agreement, both the First Davis-Smyth Case and the Second Davis-Smyth Case have been dismissed.
We initiated patent-related actions against Genentech in Germany, the United Kingdom, and Italy relating in each case to a patent that expired on October 28, 2012. In the United Kingdom, an adverse decision at first instance dated March 22, 2012 was appealed to the UK Court of Appeal. The Court of Appeal decision dated February 21, 2013 found the designation of European patent EP 1 238 986 in the United Kingdom to be valid and that potential acts relating to VEGF Trap-Eye in the United Kingdom before expiration of the patent on October 28, 2012 would infringe this patent. We sought permission to appeal to the Supreme Court of the United Kingdom. On May 17, 2013, we entered into an agreement with Genentech, Bayer Pharma AG, Bayer Australia Limited and Regeneron UK Ltd., pursuant to which the parties agreed to dismiss proceedings involving these and certain other Genentech patents, and Regeneron and the Bayer HealthCare affiliates were granted certain covenants not to sue as to these and other patents. These proceedings have been dismissed.

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
Beginning in the first quarter of 2012, we reported profitability; prior to that, we generally incurred net losses. From inception on January 8, 1988 through June 30, 2013, we had a cumulative loss of $330.8 million. If we cannot sustain profitability, we may be unable to continue our operations. In the absence of substantial revenue from the sale of products on an ongoing basis, including our current sales of EYLEA and ARCALYST, and our share of the profits from Sanofi's sales of ZALTRAP and Bayer HealthCare's sales of EYLEA outside the United States, or from other sources, the amount, timing, nature or source of which cannot be predicted, we may incur substantial losses again as we conduct our research and development activities, commercialize our approved products, and prepare for possible commercialization of our other product candidates and new indications of our marketed products.
We may need additional funding in the future, which may not be available to us, and which may force us to delay, reduce or eliminate our product development programs or commercialization efforts.
We expend substantial resources for research and development, including costs associated with clinical testing of our product candidates and new indications of our marketed products, the commercialization of products, and capital expenditures. We believe our existing capital resources, together with funds generated by current and anticipated EYLEA net product sales and funding we are entitled to receive under our collaboration agreements, will enable us to meet our anticipated operating needs for the foreseeable future; however, one or more of our collaboration agreements may terminate, our revenues may fall short of our projections or be delayed, or our expenses may increase, any of which could result in our capital being consumed significantly faster than anticipated. In addition, our expenses may increase for many reasons, including expenses in connection with the ongoing launch and marketing of EYLEA and the potential commercial launches of our late-stage product candidates and new indications for our marketed products, manufacturing scale-up, expenses related to clinical trials testing EYLEA, fasinumab, REGN1154, REGN 1193, REGN1400, or REGN1500, and expenses related to the potential requirement for us to fund 20% of Phase 3 clinical trial costs for any of our antibody product candidates being developed in collaboration with Sanofi.
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
Our current sales in the United States of EYLEA are dependent, in part, on the availability and extent of reimbursement from third-party payers, including private payer healthcare and insurance programs and government programs such as Medicare and Medicaid. Sales of EYLEA in other countries are dependent, in part, on similar programs in those countries. In the United States, there is an increased focus from the federal government and others on analyzing the impact of various regulatory programs on the federal deficit, which could result in increased pressure on federal programs to reduce costs, including limiting federal healthcare expenditures. Economic pressure on state budgets may also have a similar impact. A reduction in the availability or extent of reimbursement from U.S. government programs could have a material adverse effect on the sales of EYLEA. Since EYLEA is too expensive for most patients to afford without health insurance coverage, if adequate coverage and reimbursement by third-party payers, including Medicare and Medicaid in the United States, is not available, our ability to successfully commercialize EYLEA will be materially adversely impacted. Our sales and potential profits and our business, prospects, operating results, and financial condition would be materially harmed. See also "The successful commercialization of our marketed products, as well as our late-stage product candidates or new indications for our marketed products, if approved, will depend on obtaining coverage and reimbursement for use of these products from third-party payers, including Medicare and Medicaid in the United States, and these payers may not agree to cover or adequately reimburse for use of our products or may do so at levels that make our products uncompetitive and/or unprofitable, which would materially harm our business, prospects, operating results, and financial condition."
The commercial success of EYLEA currently being marketed for the treatment of wet AMD and macular edema following CRVO is subject to strong competition.
The market for eye disease products is very competitive. Novartis and Genentech are collaborating on the commercialization and further development of a VEGF antibody fragment, Lucentis® for the treatment of wet AMD, macular edema following CRVO, DME, visual impairment due to mCNV, and other eye indications. Lucentis® was approved by the FDA in June 2006 for the treatment of wet AMD, in June 2010 for the treatment of macular edema following RVO, CRVO, and BRVO, and in August 2012 for the treatment of DME. Lucentis® was also approved by the EMA for wet AMD in January 2007, for DME in January 2011, for the treatment of macular edema following RVO, CRVO, and BRVO in June 2011, and for mCNV in July 2013. Many other companies are working on the development of product candidates and extended delivery devices for the potential treatment of wet AMD, DME and RVO including those that act by blocking VEGF and VEGF receptors, as well as small interfering ribonucleic acids (siRNAs) that modulate gene expression. For example, in January 2012, Genentech submitted an IND for such an extended delivery device. Ophthotech Corporation is developing Fovista™, an aptamer directed against platelet-derived growth factor subunit B (PDGF-B), as a product candidate intended to be used in combination with an anti-VEGF therapy in wet AMD. In June 2012, Ophthotech announced results of a Phase 2b study in wet AMD that it claimed demonstrated that Fovista™ administered in combination with Lucentis® resulted in increased visual outcomes compared to Lucentis® monotherapy. Allergan is developing an anti-VEGF-A DARPin®, as well as a dual anti-VEGF-A/PDGF-B DARPin®, and its corresponding backups for the treatment of wet AMD and related conditions. Novartis is developing ESBA1008, an antibody fragment targeting VEGF-A for the treatment of wet AMD.
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
We may be restricted in our development, manufacturing, and/or commercialization activities by, and could be subject to damage awards if we are found to have infringed, third-party patents or other proprietary rights.
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
We have been in the past, and may be in the future, involved in patent litigation. We are aware of patents and pending applications owned by Roche that claim antibodies to IL-6R and methods of treating rheumatoid arthritis with such antibodies. We are developing sarilumab, an antibody to IL-6R, for the treatment of rheumatoid arthritis. Although we do not believe that sarilumab infringes any valid claim in these patents or patent applications, Roche could initiate a lawsuit for patent infringement and assert its patents are valid and cover sarilumab. We are also aware of a U.S. patent jointly owned by Genentech and City of Hope relating to the production of recombinant antibodies in host cells. We currently produce our antibody product candidates using recombinant antibodies from host cells and may choose to produce additional antibody product candidates in this manner. Neither ARCALYST, ZALTRAP, nor EYLEA are recombinant antibodies. If any of our antibody product candidates are produced in a manner subject to valid claims in the Genentech patent, then we may need to obtain a license from Genentech, should one be available. Genentech has licensed this patent to several different companies under confidential license agreements. If we desire a license for any of our antibody product candidates and are unable to obtain a license on commercially reasonable terms or at all, we may be restricted in our ability to use Genentech's techniques to make recombinant antibodies in or to import them into the United States. Further, we are aware of a number of other third-party patent applications that, if granted with claims as currently drafted, may cover our current or planned activities. It could be determined that our products and/or actions in manufacturing or selling our product candidates infringe such patents.
Patent holders could assert claims against us for damages and seek to prevent us from manufacturing, selling, or developing our drug candidates, and a court may find that we are infringing validly issued patents of third parties. In the event that the manufacture, use, or sale of any of our drug candidates, or our other late-stage product candidates, infringes on the patents or violates other proprietary rights of third parties, we may be prevented from pursuing product development, manufacturing, and commercialization of those drugs and may be required to pay costly damages. Such a result may materially harm our business, prospects, operating results, and financial condition. In any event, legal disputes are likely to be costly and time consuming to defend.
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
The market for eye disease products is also very competitive. Novartis and Genentech are collaborating on the commercialization and further development of a VEGF antibody fragment, Lucentis® for the treatment of wet AMD, macular edema following RVO, DME, visual impairment due to mCNV, and other eye indications. Lucentis® was approved by the FDA in June 2006 for the treatment of wet AMD, in June 2010 for the treatment of macular edema following RVO, CRVO, and BRVO, and in August 2012 for the treatment of DME. Lucentis® was also approved by the EMA for wet AMD in January 2007, for DME in January 2011, for the treatment of macular edema following RVO, CRVO, and BRVO in June 2011, and for mCNV in July 2013. Many other companies are working on the development of product candidates and extended delivery devices for the potential treatment of wet AMD, DME and RVO including those that act by blocking VEGF and VEGF receptors, as well as siRNAs that modulate gene expression. For example, in January 2012, Genentech submitted an IND for such an extended delivery device. Ophthotech Corporation is developing Fovista™, an aptamer directed against PDGF-ß, as a product candidate intended to be used in combination with an anti-VEGF therapy. In June 2012, Ophthotech announced results of a Phase 2b study that it claimed demonstrated that Fovista™ administered in combination with Lucentis® resulted in increased visual outcomes compared to Lucentis® monotherapy. Allergan is developing an anti-VEGF-A DARPin®, as well as a dual anti-VEGF-A/PDGF-ß DARPin®, and its corresponding backups for the treatment of wet AMD and related conditions. Novartis is developing ESBA1008, an antibody fragment targeting VEGF-A for the treatment of wet AMD.
In addition, ophthalmologists are using with success off-label, third-party repackaged versions of Genentech's approved VEGF antagonist, Avastin®, for the treatment of wet AMD, DME, and macular edema following RVO. The relatively low cost of therapy with Avastin® in patients with wet AMD presents a significant competitive challenge in this indication. Long-term, controlled clinical trials comparing Lucentis® to Avastin® in the treatment of wet AMD are being conducted. One-year data from the CATT study were reported in April 2011 and indicated that Avastin® dosed monthly was non-inferior to Lucentis® dosed monthly in the primary efficacy endpoint of mean visual acuity gain at 52 weeks. Two-year data from CATT were reported in April 2012 and indicated that Avastin® was non-inferior to Lucentis® in mean visual acuity gain; as-needed dosing was not non-inferior to monthly dosing. It may be difficult for EYLEA in this or other eye indications for which it may be approved to compete against Lucentis® and off-label use of Avastin® because doctors and patients have had significant experience using these medicines. Moreover, the reported results of the CATT study, combined with the relatively low cost of Avastin® in treating patients with wet AMD, may well exacerbate the competitive challenge which EYLEA will face in this or other eye indications for which it may be approved. In addition, while we believe that ZALTRAP would not be well tolerated if administered directly to the eye, there is a risk that third parties will attempt to repackage ZALTRAP for off-label use and sale for the treatment of wet AMD and other diseases of the eye, which would present a potential low-cost competitive threat to EYLEA for wet AMD, macular edema following CRVO, or other eye indications.
There are both small molecules and antibodies in development by other companies that are designed to block the synthesis of IL-1 or inhibit the signaling of IL-1. For example, Eli Lilly, Xoma (in collaboration with Servier), and Novartis are each developing antibodies to IL-1 and both Amgen and MedImmune are developing antibodies to the IL-1 receptor. In 2009, Novartis received regulatory approval in the United States and Europe for Ilaris®, a fully human anti-interleukin-1ß (IL-1ß) antibody, for the treatment of CAPS. Ilaris® has been approved by the FDA for the treatment of systemic juvenile idiopathic arthritis and by the EMEA for the treatment of certain patients with gouty arthritis and is also in development for atherosclerosis and a number of other inflammatory diseases. Novartis' IL-1 antibody and these other drug candidates could offer competitive advantages over ARCALYST. For example, Ilaris® is dosed once every eight weeks compared to the once-weekly dosing regimen for ARCALYST. The successful development and/or commercialization of these competing molecules could adversely affect sales of ARCALYST for the treatment of CAPS.
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
We are aware of several pharmaceutical and biotechnology companies actively engaged in the research and development of antibody products against targets that are also the targets of our early-stage product candidates. For example, Pfizer, Johnson & Johnson, and AbbVie are developing antibody product candidates against NGF. Genentech/Roche is marketing an antibody against IL-6R (tocilizumab) for the treatment of rheumatoid arthritis, and several other companies, including Centocor/Johnson & Johnson, Bristol-Myers Squibb and UCB, have antibodies against IL-6 in clinical development for this disease. GlaxoSmithKline, in partnership with OncoMed Pharmaceuticals, has a Dll4 antibody in clinical development for the treatment of solid tumors. Amgen previously had an antibody against IL-4R in clinical development for the treatment of asthma. Several companies, including Amgen, Pfizer, and Roche, have development programs for antibodies against PCSK9. Amgen, Pfizer, and AstraZeneca have development programs underway for antibodies against Ang2. Alnylam, in partnership with The Medicines Company, has a clinical program underway with an RNAi molecule against PCSK9. If any of these or other competitors announces a successful clinical study involving a product that may be competitive with one of our product candidates or the grant of marketing approval by a regulatory agency for a competitive product, such developments may have an adverse effect on our business or future prospects.
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
Our future revenues and profitability will be adversely affected in a material manner if United States and foreign governmental payers, private third-party insurers and payers, and other third-party payers, including Medicare and Medicaid, do not defray or reimburse the cost of our products to the patients. If these entities do not provide coverage and reimbursement with respect to our products or provide an insufficient level of coverage and reimbursement, our products may be too costly for many patients to afford them, and physicians may not prescribe them. Many third-party payers cover only selected drugs, making drugs that are not preferred by such payers more expensive for patients, and require prior authorization or failure on another type of treatment before covering a particular drug. In particular, payers may impose these obstacles to coverage on higher-priced drugs, as our product candidates are likely to be.
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
We sell EYLEA in the United States to three distributors and several specialty pharmacies. We sell ARCALYST in the United States to two specialty pharmacies. Under these distribution models, the distributors and specialty pharmacies generally take physical delivery of product. For EYLEA, the distributors and specialty pharmacies generally sell the product directly to healthcare providers, whereas for ARCALYST, the specialty pharmacies sell the product directly to patients. For the three and six months ended June 30, 2013, we recorded 76% and 77%, respectively, of our total gross product revenue from sales to a single distributor, Besse Medical, a subsidiary of AmerisourceBergen Corporation. We expect this significant customer concentration to continue for the foreseeable future. Our ability to generate and grow sales of EYLEA will depend, in part, on the extent to which our distributors and specialty pharmacies are able to provide adequate distribution of EYLEA to healthcare providers. Although we believe we can find additional distributors , if necessary, our revenue during any period of disruption could suffer and we might incur additional costs. In addition, these customers are responsible for a significant portion of our net trade accounts receivable balances. The loss of any large customer, a significant reduction in sales we make to them, any cancellation of orders they have made with us, or any failure to pay for the products we have shipped to them could adversely affect our results of operations.
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
In particular, our business activities outside of the United States are subject to the Foreign Corrupt Practices Act, or FCPA, and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate. The FCPA generally prohibits the offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to a non-U.S. government official in order to influence official action, or otherwise obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. Our business is heavily regulated and therefore involves significant interaction with public officials, including officials of non-U.S. governments. Additionally, in many other countries, the health care providers who prescribe pharmaceuticals are employed by their government, and the purchasers of pharmaceuticals are government entities; therefore, our dealings with these prescribers and purchasers are subject to regulation under the FCPA. Recently the SEC and Department of Justice have increased their FCPA enforcement activities with respect to pharmaceutical companies.

We have compliance controls, policies, and procedures in place; however, there is no certainty that all of our employees, agents, contractors, or collaborators, or those of our affiliates, will comply with all applicable laws and regulations. Any violation of these laws may result in civil and criminal penalties, and could have a material adverse impact on our business.
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
Risks associated with our operations outside of the United States could adversely affect our business.
We have operations and conduct business outside the United States and we plan to expand these activities. Consequently, we are, and will continue to be, subject to risks related to operating in foreign countries, which include:

•	unfamiliar foreign laws or regulatory requirements or unexpected changes to those laws or requirements;

•	changes in the political or economic condition of a specific country or region;

•	fluctuations in the value of foreign currency versus the U.S. dollar and the cost of currency exchange;

•	adverse tax consequences, including those that might result from the failure to operate in conformity with the requirements for certain tax treatment, tax incentives, or grants;

•	tariffs, trade protection measures, import or export licensing requirements, trade embargos, and other trade barriers;

•	difficulties in attracting and retaining qualified personnel; and

•	cultural differences in the conduct of business.

Risks Related to Our Reliance on Third Parties
If our antibody collaboration with Sanofi is terminated, our business, prospects, operating results, and financial condition, and our ability to discover, develop, manufacture, and commercialize our pipeline of product candidates in the time expected, or at all, would be materially harmed.
We rely heavily on funding from Sanofi to support our target discovery and antibody research and development programs. Sanofi has committed to pay up to $160 million per year, or a total of $1.28 billion, between 2010 and 2017 to fund our efforts to identify and validate drug discovery targets and pre-clinically develop fully human monoclonal antibodies against such targets. Sanofi also initially funds almost all of the development expenses incurred by both companies in connection with the clinical development of antibodies that Sanofi elects to co-develop with us. We rely on Sanofi to fund these activities. In addition, with respect to those antibodies that Sanofi elects to co-develop with us, such as sarilumab, alirocumab, dupilumab, enoticumab, nesvacumab, REGN1033, and REGN2009, we rely on Sanofi to lead much of the clinical development efforts and assist with obtaining regulatory approval, particularly outside the United States. We also rely on Sanofi to lead the commercialization efforts to support all of the antibody products that are co-developed by Sanofi and us if they receive regulatory approval. If Sanofi does not elect to co-develop the antibodies that we discover or opts-out of their development, we would be required to fund and oversee on our own the clinical trials, any regulatory responsibilities, and the ensuing commercialization efforts to support those antibody products. For example, Sanofi has elected not to continue co-development of fasinumab, and decided not to opt-in to the REGN1154, REGN 1193, REGN1500, and other programs. If Sanofi terminates the antibody collaboration or fails to comply with its payment obligations thereunder, our business, prospects, operating results, and financial condition would be materially harmed. We would be required to either expend substantially more resources than we have anticipated to support our research and development efforts, which could require us to seek additional funding that might not be available on favorable terms or at all, or materially cut back on such activities. Even though none of the antibodies from this collaboration may ever be successfully developed and commercialized, if Sanofi does not perform its obligations with respect to antibodies that it elects to co-develop, our ability to develop, manufacture, and commercialize these antibody product candidates will be significantly adversely affected.
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

•	market acceptance of, and fluctuations in market share for, our marketed products, especially EYLEA;

•	whether our net products sales and net profits underperform, meet, or exceed the expectations of investors or analysts;

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
Holders of Class A Stock, who are generally the shareholders who purchased their stock from us before our initial public offering, are entitled to ten votes per share, while holders of Common Stock are entitled to one vote per share. As of April 17, 2013, holders of Class A Stock held 17.7% of the combined voting power of all shares of Common Stock and Class A Stock then outstanding. These shareholders, if acting together, would be in a position to significantly influence the election of our directors and the vote on certain corporate transactions that require majority or supermajority approval of the combined classes, including mergers and other business combinations. This may result in our taking corporate actions that other shareholders may not consider to be in their best interest and may affect the price of our Common Stock. As of April 17, 2013:

•
our current executive officers and directors beneficially owned 10.9% of our outstanding shares of Common Stock, assuming conversion of their Class A Stock into Common Stock and the exercise of all options held by such persons which are exercisable within 60 days of April 17, 2013, and 23.4% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by such persons which are exercisable within 60 days of April 17, 2013; and

•
our five largest shareholders plus Leonard S. Schleifer, M.D., Ph.D. our Chief Executive Officer, beneficially owned approximately 55.6% of our outstanding shares of Common Stock, assuming, in the case of our Chief Executive Officer, the conversion of his Class A Stock into Common Stock and the exercise of all options held by him which are exercisable within 60 days of April 17, 2013. In addition, these five shareholders held approximately 59.9% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by our Chief Executive Officer which are exercisable within 60 days of April 17, 2013.

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

ITEM 6. EXHIBITS

(a)     Exhibits

Exhibit Number	Description
10.1	–	Mt. Pleasant Lease by and between BMR-Landmark at Eastview LLC and Regeneron Pharmaceuticals, Inc., dated April 3, 2013.
10.2	–	Eleventh Amendment to Lease by and between BMR-Landmark at Eastview LLC and Regeneron Pharmaceuticals, Inc., dated April 3, 2013.
10.3	–	Twelfth Amendment to Lease by and between BMR-Landmark at Eastview LLC and Regeneron Pharmaceuticals, Inc., dated May 31, 2013.
10.4	–	Thirteenth Amendment to Lease by and between BMR-Landmark at Eastview LLC and Regeneron Pharmaceuticals, Inc., dated May 31, 2013.
10.5*	–	First Amendment to Amended and Restated License and Collaboration Agreement by and between Regeneron Pharmaceuticals, Inc. and Aventis Pharmaceuticals Inc., dated May 1, 2013.
10.6*	–	Letter Agreement by and between Regeneron Pharmaceuticals, Inc. and Aventis Pharmaceuticals Inc., dated May 2, 2013.
10.7*	–	Amended and Restated Non-Exclusive License and Settlement Agreement by and between Genentech, Inc. and Regeneron Pharmaceuticals, Inc., effective May 17, 2013.
10.8*	–	Non-Exclusive License and Settlement Agreement by and between Genentech, Inc., Regeneron Pharmaceuticals, Inc., Sanofi-Aventis U.S. Inc. and Sanofi U.S. LLC, effective May 17, 2013.
10.9	–	Agreement dated May 17, 2013 between Bayer Pharma AG, Bayer Australia Limited, Regeneron Pharmaceuticals, Inc., Regeneron UK Ltd and Genentech Inc.
31.1	–	Certification of CEO pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	–	Certification of CFO pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32	–	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.
101	–	Interactive Data File
101.INS	–	XBRL Instance Document
101.SCH	–	XBRL Taxonomy Extension Schema
101.CAL	–	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	–	XBRL Taxonomy Extension Definition Document
101.LAB	–	XBRL Taxonomy Extension Label Linkbase
101.PRE	–	XBRL Taxonomy Extension Presentation Linkbase

__________________________

* The Company has requested confidential treatment of certain information contained in this exhibit. Such information has been filed separately with the Commission pursuant to the Company's application for confidential treatment.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGENERON PHARMACEUTICALS, INC.

Date:	August 6, 2013	By: /s/ MURRAY A. GOLDBERG

Murray A. Goldberg
Senior Vice President, Finance & Administration,
Chief Financial Officer, and Assistant Secretary
(Principal Financial Officer and
Duly Authorized Officer)