Form 10-Q
period 2013-09-30
REGENERON PHARMACEUTICALS INC
filed 2013-11-05
CIK 872589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer	X		Accelerated filer
Non-accelerated filer		(Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Number of shares outstanding of each of the registrant’s classes of common stock as of October 28, 2013:

Class of Common Stock	Number of Shares
Class A Stock, $.001 par value	2,028,871
Common Stock, $.001 par value	97,389,765

REGENERON PHARMACEUTICALS, INC.
QUARTERLY REPORT ON FORM 10-Q

"ARCALYST®," "EYLEA®," "ZALTRAP®,” “VelocImmune®,” “VelociGene®,” ”VelociMouse®,” “VelociMab®,” and “VelociSuite®” are trademarks of Regeneron Pharmaceuticals, Inc. Trademarks and trade names of other companies appearing in this report are, to the knowledge of Regeneron Pharmaceuticals, Inc., the property of their respective owners.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except share data)

	September 30,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$263,211	$230,276
Marketable securities	182,112	77,819
Accounts receivable - trade, net	855,844	593,207
Accounts receivable from Sanofi	136,980	99,913
Deferred tax assets	39,174	148,134
Prepaid expenses and other current assets	156,839	56,663
Total current assets	1,634,160	1,206,012

Restricted cash and marketable securities		8,186
Marketable securities	329,863	271,230
Property, plant, and equipment, at cost, net of accumulated depreciation and amortization	453,891	379,940
Deferred tax assets	218,092	192,022
Other assets	4,409	23,100
Total assets	$2,640,415	$2,080,490
LIABILITIES and STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$219,138	$111,345
Deferred revenue from Sanofi, current portion	13,866	17,022
Deferred revenue - other, current portion	34,929	33,809
Facility lease obligations, current portion	794	1,374
Total current liabilities	268,727	163,550

Deferred revenue from Sanofi	77,670	76,520
Deferred revenue - other	111,893	131,822
Facility lease obligations	167,219	159,436
Convertible senior notes	314,162	296,518
Other long-term liabilities	10,573	7,259
Total liabilities	950,244	835,105

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value; 30,000,000 shares authorized; issued and outstanding - none
Class A Stock, convertible, $.001 par value; 40,000,000 shares authorized; shares issued and outstanding - 2,028,871 at September 30, 2013 and 2,069,187 at December 31, 2012	2	2
Common Stock, $.001 par value; 160,000,000 shares authorized; shares issued and outstanding - 97,351,157 at September 30, 2013 and 95,223,525 at December 31, 2012	97	95
Additional paid-in capital	1,882,421	1,763,508
Accumulated deficit	(189,498)	(517,054)
Accumulated other comprehensive loss	(2,851)	(1,166)
Total stockholders' equity	1,690,171	1,245,385
Total liabilities and stockholders' equity	$2,640,415	$2,080,490
The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)
(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Statements of Operations
Revenues:
Net product sales	$367,118	$249,172	$1,019,751	$576,622
Sanofi collaboration revenue	134,359	145,042	319,161	319,035
Bayer HealthCare collaboration revenue	88,583	26,701	134,594	48,308
Technology licensing	5,893	5,893	17,679	17,679
Other revenue	1,074	879	3,148	2,231
	597,027	427,687	1,494,333	963,875

Expenses:
Research and development	224,045	158,295	591,807	444,530
Selling, general, and administrative	97,607	46,883	247,330	153,016
Cost of goods sold	28,253	20,145	83,557	54,286
Cost of collaboration manufacturing	10,320		23,684
	360,225	225,323	946,378	651,832

Income from operations	236,802	202,364	547,955	312,043

Other income (expense):
Investment income	618	517	2,028	1,628
Interest expense	(11,736)	(11,413)	(34,776)	(33,809)
	(11,118)	(10,896)	(32,748)	(32,181)

Income before income taxes	225,684	191,468	515,207	279,862

Income tax expense	(84,378)		(187,651)

Net income	$141,306	$191,468	$327,556	$279,862

Net income per share - basic	$1.44	$2.02	$3.36	$2.97
Net income per share - diluted	$1.25	$1.72	$2.95	$2.55

Weighted average shares outstanding - basic	98,226	95,012	97,602	94,349
Weighted average shares outstanding - diluted	116,713	115,830	115,554	109,780

Statements of Comprehensive Income
Net income	$141,306	$191,468	$327,556	$279,862
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	578	467	(1,685)	(42)
Comprehensive income	$141,884	$191,935	$325,871	$279,820

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
For the Nine Months Ended September 30, 2013 and 2012
(In thousands)

	Class A Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2012	2,069	$2	95,223	$95	$1,763,508	$(517,054)	$(1,166)	$1,245,385
Issuance of Common Stock in connection with exercise of stock options			2,641	3	42,622			42,625
Common Stock tendered upon exercise of stock options in connection with employee tax obligations			(597)	(1)	(166,357)			(166,358)
Issuance of Common Stock in connection with Company 401(k) Savings Plan contribution			38
Issuance of restricted Common Stock under Long-Term Incentive Plan			6
Conversion of Class A Stock to Common Stock	(40)		40
Stock-based compensation charges					144,808			144,808
Excess tax benefit from stock-based compensation					97,840			97,840
Net income						327,556		327,556
Other comprehensive loss							(1,685)	(1,685)
Balance, September 30, 2013	2,029	$2	97,351	$97	$1,882,421	$(189,498)	$(2,851)	$1,690,171

Balance, December 31, 2011	2,109	$2	90,692	$91	$1,754,824	$(1,267,323)	$(1,862)	$485,732
Issuance of Common Stock in connection with exercise of stock options			3,773	4	48,436			48,440
Common Stock tendered upon exercise of stock options in connection with employee tax obligations			(639)	(1)	(71,474)			(71,475)
Issuance of Common Stock in connection with Company 401(k) Savings Plan contribution			64
Issuance of restricted Common Stock under Long-Term Incentive Plan			500
Conversion of Class A Stock to Common Stock	(20)		20
Stock-based compensation charges					63,507			63,507
Net income						279,862		279,862
Other comprehensive loss							(42)	(42)
Balance, September 30, 2012	2,089	$2	94,410	$94	$1,795,293	$(987,461)	$(1,904)	$806,024

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine months ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$327,556	$279,862
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	29,912	27,162
Non-cash compensation expense	143,217	63,385
Non-cash interest expense	17,316	17,009
Other non-cash charges and expenses, net	15,710	13,636
Deferred taxes	82,890
Changes in assets and liabilities:
Increase in Sanofi and trade accounts receivable	(299,704)	(498,236)
Increase in prepaid expenses and other assets	(84,109)	(71,244)
Decrease in deferred revenue	(20,815)	(28,605)
Increase in accounts payable, accrued expenses, and other liabilities	94,894	29,231
Total adjustments	(20,689)	(447,662)
Net cash provided by (used in) operating activities	306,867	(167,800)

Cash flows from investing activities:
Purchases of marketable securities	(477,312)	(398,253)
Sales or maturities of marketable securities	319,152	260,770
Purchase of restricted cash and marketable securities		(518)
Capital expenditures	(87,347)	(34,175)
Net cash used in investing activities	(245,507)	(172,176)

Cash flows from financing activities:
Payments in connection with facility and capital lease obligations	(1,625)	(1,601)
Proceeds from issuance of Common Stock	41,718	48,440
Payments in connection with Common Stock tendered for employee tax obligations	(166,358)	(71,475)
Excess tax benefit from stock-based compensation	97,840
Net cash used in financing activities	(28,425)	(24,636)

Net increase (decrease) in cash and cash equivalents	32,935	(364,612)

Cash and cash equivalents at beginning of period	230,276	483,610

Cash and cash equivalents at end of period	$263,211	$118,998

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

2. Net Product Sales
EYLEA® net product sales in the United States totaled $363.1 million and $244.4 million for the three months ended September 30, 2013 and 2012, respectively, and $1,006.8 million and $561.9 million for the nine months ended September 30, 2013 and 2012, respectively. In November 2011, the Company received marketing approval from the U.S. Food and Drug Administration ("FDA") for EYLEA (aflibercept) Injection for the treatment of neovascular age-related macular degeneration ("wet AMD"). In September 2012, the Company received marketing approval from the FDA for EYLEA for the treatment of macular edema following central retinal vein occlusion ("CRVO"). In addition, ARCALYST® net product sales totaled $4.0 million and $4.8 million for the three months ended September 30, 2013 and 2012, respectively, and $12.9 million and $14.7 million for the nine months ended September 30, 2013 and 2012, respectively.
The Company recorded 75% and 79% for the three months ended September 30, 2013 and 2012, respectively, and 76% and 79% for the nine months ended September 30, 2013 and 2012, respectively, of its total gross product revenue from sales to Besse Medical, a subsidiary of AmerisourceBergen Corporation.
Revenue from product sales is recorded net of applicable provisions for rebates and chargebacks under governmental programs (including Medicaid), distribution-related fees, prompt pay discounts, product returns, and other sales-related deductions. The following table summarizes the provisions, and credits/payments, for these sales-related deductions during the nine months ended September 30, 2013.

	Rebates & Chargebacks	Distribution- Related Fees	Other Sales- Related Deductions	Total
Balance as of December 31, 2012	$2,983	$15,298	$545	$18,826
Provision related to current period sales	18,216	46,428	882	65,526
Credits/payments	(17,166)	(41,532)	(894)	(59,592)
Balance as of September 30, 2013	$4,033	$20,194	$533	$24,760

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

3. Collaboration Revenue
Sanofi Collaboration Revenue
The collaboration revenue the Company earned from Sanofi, as detailed below, consisted primarily of reimbursement for research and development expenses that the Company incurred, the Company's share of losses in connection with Sanofi's commercialization of ZALTRAP®, recognition of a substantive milestone payment in the third quarter of 2012 related to FDA approval of ZALTRAP, and revenue related to non-refundable up-front payments.
In addition, Sanofi collaboration revenue for the nine months ended September 30, 2013 was reduced by two $10.0 million up-front payments to Sanofi in connection with the Company's acquisition from Sanofi of full exclusive rights to two families of novel antibodies, as described below.

	Three months ended September 30,
Sanofi Collaboration Revenue	2013	2012
ZALTRAP:
Regeneron's share of losses in connection with commercialization of ZALTRAP	$(6,575)	$(7,390)
Substantive milestone payment		50,000
Reimbursement of Regeneron research and development and other expenses	2,557	2,079
Recognition of deferred revenue related to up-front payments	1,384	2,889
Total ZALTRAP	(2,634)	47,578
Antibody:
Reimbursement of Regeneron research and development expenses	134,432	94,903
Recognition of deferred revenue related to up-front and other payments	2,162	2,162
Recognition of revenue related to VelociGene® agreement	399	399
Total Antibody	136,993	97,464
Total Sanofi collaboration revenue	$134,359	$145,042

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

	Nine months ended September 30,
Sanofi Collaboration Revenue	2013	2012
ZALTRAP:
Regeneron's share of losses in connection with commercialization of ZALTRAP	$(22,581)	$(19,525)
Substantive milestone payment		50,000
Reimbursement of Regeneron research and development and other expenses	7,955	9,124
Recognition of deferred revenue related to up-front payments	4,152	8,260
Total ZALTRAP	(10,474)	47,859
Antibody:
Reimbursement of Regeneron research and development expenses	341,952	263,504
Up-front payments to Sanofi for acquisition of rights related to two antibodies	(20,000)
Recognition of deferred revenue related to up-front and other payments	6,486	6,475
Recognition of revenue related to VelociGene agreement	1,197	1,197
Total Antibody	329,635	271,176
Total Sanofi collaboration revenue	$319,161	$319,035
Sanofi commenced sales of ZALTRAP (ziv-aflibercept) Injection for Intravenous Infusion, in combination with 5-fluorouracil, leucovorin, irinotecan ("FOLFIRI"), for patients with metastatic colorectal cancer (“mCRC”) that is resistant to or has progressed following an oxaliplatin-containing regimen, in the United States in the third quarter of 2012 and in certain European and other countries in the first quarter of 2013. The Company and Sanofi globally collaborate on the development and commercialization of ZALTRAP. Under the terms of the companies' September 2003 collaboration agreement, as amended, Regeneron and Sanofi share co-promotion rights and profits and losses on sales of ZALTRAP outside of Japan. In Japan, the Company is entitled to a royalty on sales of ZALTRAP.
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
With respect to PDGF antibodies, the Company made a $10.0 million up-front payment to Sanofi in the second quarter of 2013, and is obligated to pay up to $40 million in potential development milestone payments and royalties on any future sales. With respect to Ang2 antibodies in ophthalmology, the Company also made a $10.0 million up-front payment to Sanofi in the second quarter of 2013, and is obligated to pay a potential $5 million development milestone payment and royalties on any future sales.
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

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

The collaboration revenue the Company earned from Bayer HealthCare is detailed below:

	Three months ended September 30,
Bayer HealthCare Collaboration Revenue	2013	2012
Regeneron's net profit in connection with commercialization of EYLEA outside the United States	$31,769
Sales and substantive development milestone payments	45,000	$15,000
Cost-sharing of Regeneron EYLEA development expenses	4,844	9,724
Reimbursement of other Regeneron EYLEA expenses	4,993
Recognition of deferred revenue related to up-front and other milestone payments	1,977	1,977
	$88,583	$26,701

	Nine months ended September 30,
Bayer HealthCare Collaboration Revenue	2013	2012
Regeneron's net profit in connection with commercialization of EYLEA outside the United States	$57,186
Sales and substantive development milestone payments	45,000	$15,000
Cost-sharing of Regeneron EYLEA development expenses	14,482	27,377
Reimbursement of other Regeneron EYLEA expenses	11,995
Recognition of deferred revenue related to up-front and other milestone payments	5,931	5,931
	$134,594	$48,308

In the third quarter of 2013, the Company earned a $15.0 million substantive development milestone payment from Bayer HealthCare upon receipt of marketing approval in the European Union for EYLEA for the treatment of macular edema secondary to CRVO. In addition, the Company earned, and recorded as revenue in the third quarter of 2013, two $15.0 million sales milestone payments from Bayer HealthCare upon total aggregate net sales of EYLEA outside the United States exceeding $200 million and $300 million, respectively, over a twelve-month period. In the third quarter of 2012, the Company earned a $15.0 million substantive development milestone payment from Bayer HealthCare upon receipt of marketing approval in Japan for EYLEA for the treatment of wet AMD. The Company may receive an additional $10 million milestone payment related to pricing approval of EYLEA for CRVO in the first major market country outside the United States, and can earn up to $105 million in additional sales milestone payments if twelve-month net sales of EYLEA outside the United States achieve certain specified levels up to $1 billion.

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

	Three Months Ended
	September 30,
	2013	2012
Net income - basic	$141,306	$191,468
Effect of dilutive securities:
Convertible senior notes - interest expense related to contractual coupon interest rate and amortization of discount and note issuance costs	4,678	7,374
Net income - diluted	$145,984	$198,842

(Shares in thousands)
Weighted average shares - basic	98,226	95,012
Effect of dilutive securities:
Stock options	10,379	14,106
Restricted stock	462	797
Convertible senior notes	4,761	4,761
Warrants	2,885	1,154
Dilutive potential shares	18,487	20,818
Weighted average shares - diluted	116,713	115,830

Net income per share - basic	$1.44	$2.02
Net income per share - diluted	$1.25	$1.72

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

	Nine Months Ended
	September 30,
	2013	2012
Net income - basic	$327,556	$279,862
Effect of dilutive securities:
Convertible senior notes - interest expense related to contractual coupon interest rate and amortization of discount and note issuance costs	13,857
Net income - diluted	$341,413	$279,862

(Shares in thousands)
Weighted average shares - basic	97,602	94,349
Effect of dilutive securities:
Stock options	10,220	14,080
Restricted stock	415	699
Convertible senior notes	4,761
Warrants	2,556	652
Dilutive potential shares	17,952	15,431
Weighted average shares - diluted	115,554	109,780

Net income per share - basic	$3.36	$2.97
Net income per share - diluted	$2.95	$2.55
Shares which have been excluded from the September 30, 2013 and 2012 diluted per share amounts because their effect would have been antidilutive, include the following:

	Three Months Ended
	September 30,
(Shares in thousands)	2013	2012
Stock options	135	175

	Nine Months Ended
	September 30,
(Shares in thousands)	2013	2012
Stock options	1,265	91
Convertible senior notes		4,761

5. Marketable Securities
Marketable securities at September 30, 2013 and December 31, 2012 consist of debt and equity securities primarily issued by investment grade institutions. The Company also held restricted marketable securities at December 31, 2012, which consisted of debt securities, as detailed below, that collateralized letters of credit and lease obligations. During the second quarter of 2013, these collateral requirements were rescinded, either due to cancellation of the associated letter of credit or easing of lender requirements on the Company. As a result, during the second quarter of 2013, all formerly restricted marketable securities were reclassified as unrestricted on the Company's balance sheet which, for the purpose of the Company's Statement of Cash Flows, was treated as a non-cash investing transaction.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

The following tables summarize the Company's investments in marketable securities at September 30, 2013 and December 31, 2012.

	Amortized	Unrealized		Fair
At September 30, 2013	Cost Basis	Gains	Losses	Value
Unrestricted
U.S. government and government agency obligations	$106,788	$55	$(54)	$106,789
Corporate bonds	303,206	128	(140)	303,194
Commercial paper	57,046	72		57,118
Municipal bonds	26,798	34	(9)	26,823
International government agency obligations	8,308		(4)	8,304
Certificates of deposit	7,503	2		7,505
Equity securities	4,044		(1,802)	2,242
	$513,693	$291	$(2,009)	$511,975

At December 31, 2012
Unrestricted
U.S. government and government agency obligations	$327,502	$661	$(17)	$328,146
Municipal bonds	17,542		(32)	17,510
Equity securities	4,044		(651)	3,393
	349,088	661	(700)	349,049
Restricted
U.S. government obligations	5,902	9	(2)	5,909
	$354,990	$670	$(702)	$354,958
The Company classifies its debt securities based on their contractual maturity dates. The debt securities listed at September 30, 2013 mature at various dates through August 2024. The fair values of debt security investments by contractual maturity as of September 30, 2013 and December 31, 2012 consist of the following:

	September 30,	December 31,
	2013	2012
Unrestricted
Maturities within one year	$182,112	$77,819
Maturities after one year through five years	322,314	267,837
Maturities after five years through ten years	4,132
Maturities after ten years	1,175
	509,733	345,656
Restricted
Maturities within one year		2,781
Maturities after one year through five years		3,128
		5,909
	$509,733	$351,565

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

The following table shows the fair value of the Company’s marketable securities that have unrealized losses and that are deemed to be only temporarily impaired, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at September 30, 2013 and December 31, 2012.

	Less than 12 Months		12 Months or Greater		Total
At September 30, 2013	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Unrestricted
U.S. government and government agency obligations	$57,612	$(54)			$57,612	$(54)
Corporate bonds	157,200	(140)			157,200	(140)
Municipal bonds	7,504	(9)			7,504	(9)
International government agency obligations	8,303	(4)			8,303	(4)
Equity securities			$2,242	$(1,802)	2,242	(1,802)
	$230,619	$(207)	$2,242	$(1,802)	$232,861	$(2,009)

At December 31, 2012
Unrestricted
U.S. government and government agency obligations	$44,738	$(17)			$44,738	$(17)
Municipal bonds	17,510	(32)			17,510	(32)
Equity securities			$3,393	$(651)	3,393	(651)
	62,248	(49)	3,393	(651)	65,641	(700)
Restricted
U.S. government obligations	1,194	(2)			1,194	(2)
	$63,442	$(51)	$3,393	$(651)	$66,835	$(702)

Realized gains and losses are included as a component of investment income. For the three and nine months ended September 30, 2013, total realized gains on sales of marketable securities were $0.5 million and $1.0 million respectively, and there were no realized losses. For both the three and nine months ended September 30, 2012, total realized gains and losses on sales of marketable securities were not material.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

6. Fair Value Measurements
The Company’s assets that are measured at fair value on a recurring basis, at September 30, 2013 and December 31, 2012, consist of the following:

		Fair Value Measurements at Reporting Date Using
At September 30, 2013	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Unrestricted
Available-for-sale marketable securities:
U.S. government and government agency obligations	$106,789		$106,789
Corporate bonds	303,194		303,194
Commercial paper	57,118		57,118
Municipal bonds	26,823		26,823
International government agency obligations	8,304		8,304
Certificates of deposit	7,505		7,505
Equity securities	2,242	$2,242
	$511,975	$2,242	$509,733

At December 31, 2012
Unrestricted
Available-for-sale marketable securities:
U.S. government and government agency obligations	$328,146		$328,146
Municipal bonds	17,510		17,510
Equity securities	3,393	$3,393
	349,049	3,393	345,656
Restricted
Available-for-sale marketable securities:
U.S. government obligations	5,909		5,909
	$354,958	$3,393	$351,565

Marketable securities included in Level 2 were valued using a market approach utilizing prices and other relevant information, such as interest rates, yield curves, prepayment speeds, loss severities, credit risks, and default rates, generated by market transactions involving identical or comparable assets. The Company considers market liquidity in determining the fair value for these securities. The Company did not record any charges for other-than-temporary impairment of its Level 2 marketable securities during the three and nine months ended September 30, 2013 and 2012.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

In 2012 and through the six months ended June 30, 2013, the Company held only one Level 3 marketable security whose cost basis was zero, as the security had been fully impaired prior to 2012. During the three months ended September 30, 2013, the Company sold this Level 3 marketable security and realized a $0.4 million gain on its sale. There were no purchases or maturities of Level 3 marketable securities and no unrealized gains or losses related to Level 3 marketable securities for the three and nine months ended September 30, 2013 and 2012. There were no transfers of marketable securities between Levels 1, 2, or 3 classifications during the three and nine months ended September 30, 2013 and 2012. At September 30, 2013, the Company held no Level 3 marketable securities.
As of September 30, 2013 and December 31, 2012, the Company had $400.0 million in aggregate principal amount of 1.875% convertible senior notes that will mature on October 1, 2016 unless earlier converted or repurchased. The fair value of the outstanding convertible senior notes was estimated to be $1,486.4 million and $843.2 million as of September 30, 2013 and December 31, 2012, respectively, and was determined based on Level 2 inputs.

7. Inventory
Inventory, which was included in prepaid expenses and other current assets in the Company's balance sheets, consists of the following:

	September 30,	December 31,
	2013	2012
Raw materials	$5,225	$4,862
Work-in-process	34,837	14,656
Finished goods	12,322	2,570
Deferred costs	10,908	6,550
	$63,292	$28,638

Deferred costs represent the costs of product manufactured and shipped to the Company's collaborators for which recognition of revenue has been deferred.
As of September 30, 2013 and December 31, 2012, inventory included reserves of $5.1 million and $3.6 million, respectively. For the nine months ended September 30, 2013 and 2012, cost of goods sold included inventory write-downs and reserves totaling $4.8 million and $8.6 million, respectively. For the three months ended September 30, 2013 and 2012, inventory write-downs and reserves included in cost of goods sold were not material.

8. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

	September 30,	December 31,
	2013	2012
Accounts payable	$31,194	$38,934
Accrued payroll and related costs	68,928	19,987
Accrued clinical trial expense	24,407	10,985
Accrued sales-related charges, deductions, and royalties	56,290	21,870
Other accrued expenses and liabilities	38,319	19,569
	$219,138	$111,345

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

With respect to non-cash investing activities in connection with the Company's Statements of Cash Flows, included in accounts payable and accrued expenses at September 30, 2013 and December 31, 2012 were $18.4 million and $8.6 million, respectively, of accrued capital expenditures. Included in accounts payable and accrued expenses at September 30, 2012 and December 31, 2011 were $7.0 million and $6.2 million, respectively, of accrued capital expenditures.

9. Leases
In April 2013, the Company entered into a new lease agreement for additional laboratory and office space to be constructed in two new buildings (the "Buildings"), which are expected to be completed in late 2015, at the Company's current Tarrytown, New York location. The initial term of the lease, which is expected to commence in mid-2014, is approximately 15 years and contains three renewal options to extend the term of the lease by five years each. The lease provides for (i) monthly payments over its term, which will be based on the landlord's costs of construction and tenant allowances, and (ii) additional charges for utilities, taxes, and operating expenses. Based upon various factors, including the Company's involvement in the Buildings' construction and its responsibility for directly paying for a substantial portion of tenant improvements, the Company is deemed, in substance, to be the owner of the landlord's Buildings in accordance with the application of FASB authoritative guidance. Consequently, in addition to capitalizing the tenant improvements, the Company capitalizes the landlord's costs of constructing these new facilities, offset by a corresponding lease obligation on the Company's balance sheet. The Company will allocate a portion of its future lease payments to the Buildings and the land on which the Buildings are being constructed. The land element of the lease is treated for accounting purposes as an operating lease.
Commencing in the second quarter of 2013, the Company began capitalizing the landlord's costs of constructing the new Buildings, which totaled $7.7 million at September 30, 2013, and recognized a corresponding facility lease obligation of $7.7 million. Such amounts were included as a non-cash activity within the Company's Condensed Consolidated Statements of Cash Flows. Rent expense in connection with the land element of these new facilities commenced in April 2013 and is recorded as a deferred liability until lease payments commence in mid-2014.
In April 2013, the Company also executed an early renewal of certain laboratory and office space that it currently leases at its Tarrytown location. The early renewal extended the term of the lease from June 2024 to June 2029.

10. Income Taxes
The Company is subject to U.S. federal, state, and foreign income taxes. The Company's effective tax rate for the three and nine months ended September 30, 2013 was 37.4% and 36.4%, respectively. The nine month effective tax rate included, as a discrete item, the favorable impact of the enactment of The American Taxpayer Relief Act in January 2013. The American Taxpayer Relief Act included a provision to extend the income tax credit for increased research activities retroactively to the tax year ended December 31, 2012, as well as for 2013. As a result, the Company's 2012 research tax credit reduced its effective tax rate for the nine months ended September 30, 2013 by 4.3%.
For the three and nine months ended September 30, 2013, the Company recorded an income tax provision of $84.4 million and $187.7 million, respectively.
For the three and nine months ended September 30, 2012, income tax expense relating to the Company's pre-tax income was fully offset by a reversal of a portion of the Company's valuation allowance. As of September 30, 2012, the Company continued to recognize a full valuation allowance against its net operating loss carry-forward and other deferred tax assets since the Company had an extended history of losses. In the fourth quarter of 2012, the Company recorded an income tax benefit attributable to the release of substantially all of the remaining valuation allowance against the Company's deferred tax assets. The decision to release this valuation allowance was made after the Company determined that it was more likely than not that these deferred tax assets would be realized.
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
License and Settlement Agreements with Genentech
On December 31, 2011, the Company entered into a Non-Exclusive License and Partial Settlement Agreement with Genentech (the "Original Genentech Agreement") that covered making, using, and selling EYLEA in the United States for the prevention and treatment of human eye diseases and disorders in the United States, and ended the litigation relating to those matters. Under the Original Genentech Agreement, the Company received a non-exclusive license to the Davis-Smyth patents, and certain other patents owned or co-owned by Genentech. The Original Genentech Agreement did not cover any non-U.S. patent rights or non-U.S. patent disputes, and did not cover any use of aflibercept other than for prevention and treatment of human eye diseases and disorders in the United States. The Original Genentech Agreement provided for the Company to make payments to Genentech based on U.S. sales of EYLEA through May 7, 2016, the date the Davis-Smyth patents expire. Under the Original Genentech Agreement, the Company made a $60.0 million payment when cumulative U.S. sales of EYLEA reached $400 million, and is obligated to pay royalties of 4.75% on cumulative relevant sales of EYLEA between $400 million and $3 billion and 5.5% on any cumulative relevant sales of EYLEA over $3 billion.
Effective May 17, 2013, the Company entered into an Amended and Restated Non-Exclusive License and Settlement Agreement with Genentech (the "Amended Genentech Agreement"), which amended the Original Genentech Agreement to now include all sales of EYLEA worldwide and ended the litigation relating to those matters. Under the Amended Genentech Agreement, the Company received a worldwide non-exclusive license to the Davis-Smyth patents, and certain other patents, owned or co-owned by Genentech for the prevention or treatment of eye diseases and eye disorders in a human through administration of EYLEA to the eye. Under the Amended Genentech Agreement, the Company is obligated to make payments to Genentech based on sales of EYLEA in the United States, and EYLEA manufactured in the United States and sold outside the United States, through May 7, 2016 using the same milestone and royalty rates as in the Original Genentech Agreement. EYLEA is sold outside the United States by affiliates of Bayer HealthCare under the Company's license and collaboration agreement. All payments to Genentech under the Original Genentech Agreement and the Amended Genentech Agreement have been or will be made by the Company. Bayer HealthCare will share in all such payments based on the proportion of ex-U.S. EYLEA sales to worldwide EYLEA sales and determined consistent with the license and collaboration agreement.
Also on May 17, 2013, the Company entered into a Non-Exclusive License and Settlement Agreement (the "ZALTRAP Agreement") with Genentech and Sanofi under which the Company and Sanofi received a worldwide non-exclusive license to the Davis-Smyth patents, and certain other patents, in all indications for human use other than the prevention or treatment of eye diseases and eye disorders through administration to the eye. Under the terms of the ZALTRAP Agreement, payments are required to be made to Genentech based on sales of ZALTRAP in the United States and of ZALTRAP that is manufactured in the United States and sold outside the United States through May 7, 2016. A payment of $19 million is required to be made upon cumulative relevant sales of ZALTRAP reaching $200 million. In addition, royalty payments are required to be made to Genentech based upon 4.5% of cumulative relevant sales of ZALTRAP between $400 million and $1 billion and 6.5% of any cumulative relevant sales of ZALTRAP over $1 billion. All payments to Genentech under the ZALTRAP Agreement will be made by Sanofi, and the Company will share in all such payments.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion below contains forward-looking statements that involve risks and uncertainties relating to future events and the future financial performance of Regeneron Pharmaceuticals, Inc. ("Regeneron," "Company", "we," "us," and "our"), and actual events or results may differ materially from these forward-looking statements. Words such as "anticipate," "expect," "intend," "plan," "believe," "seeks," "estimate," variations of such words, and similar expressions are intended to identify such forward-looking statements, although not all forward-looking statements contain these identifying words. These statements concern, and these risks and uncertainties include, among others, the nature, timing, and possible success and therapeutic applications of EYLEA®, ZALTRAP®, and ARCALYST® and our product candidates, potential new indications for marketed products, and research and clinical programs now underway or planned; the likelihood and timing of possible regulatory approval and commercial launch of our late-stage product candidates and new indications for marketed products; ongoing regulatory obligations and oversight impacting our research and clinical programs and business; determinations by regulatory and administrative governmental authorities which may delay or restrict our ability to continue to develop or commercialize EYLEA, ZALTRAP, and ARCALYST and other product candidates and possible new indications for marketed products; our ability to manufacture and manage supply chains for multiple products and product candidates; competing drugs and product candidates that may be superior to EYLEA, ZALTRAP, and ARCALYST and our product candidates and possible new indications for marketed products; uncertainty of market acceptance and commercial success of EYLEA, ZALTRAP, and ARCALYST and our product candidates and possible new indications for marketed products; coverage and reimbursement determinations by third-party payers, including Medicare and Medicaid; unforeseen safety issues resulting from the administration of products and product candidates in patients, including serious complications or side effects in connection with the use of our product candidates in clinical trials; unanticipated expenses; the costs of developing, producing, and selling products; our ability to meet any of our financial projections or guidance and changes to the assumptions underlying those projections or guidance; the potential for any license or collaboration agreement, including our agreements with Sanofi and Bayer HealthCare LLC, to be canceled or terminated without any further product success; and risks associated with intellectual property of other parties and pending or future litigation relating thereto. These statements are made by us based on management's current beliefs and judgment, and the reader is cautioned not to rely on any such statements. In evaluating such statements, shareholders and potential investors should specifically consider the various factors identified under the caption “Risk Factors” which could cause actual events and results to differ materially from those indicated by such forward-looking statements. We do not undertake any obligation to update publicly any forward-looking statement, whether as a result of new information, future events, or otherwise.
Overview
Regeneron Pharmaceuticals, Inc. is a fully integrated biopharmaceutical company that discovers, invents, develops, manufactures, and commercializes medicines for the treatment of serious medical conditions. Our total revenues were $597.0 million in the third quarter and $1,494.3 million in the first nine months of 2013, compared to $427.7 million in the third quarter and $963.9 million in the first nine months of 2012. Total revenues in the third quarter and first nine months of 2013 included a $15.0 million substantive milestone payment from Bayer HealthCare related to the first marketing approval for EYLEA® for macular edema secondary to central retinal vein occlusion (CRVO) outside the United States, as well as two $15.0 million sales milestone payments from Bayer HealthCare upon total aggregate net sales of EYLEA outside the United States exceeding $200 million and $300 million, respectively, over a twelve month period. Total revenues in both the third quarter and first nine months of 2012 included a $50 million milestone payment from Sanofi and a $15 million milestone payment from Bayer HealthCare in connection with regulatory approvals of ZALTRAP® and EYLEA, respectively. Our net income was $141.3 million, or $1.25 per diluted share, in the third quarter and $327.6 million, or $2.95 per diluted share, in the first nine months of 2013, compared to net income of $191.5 million, or $1.72 per diluted share, in the third quarter and $279.9 million, or $2.55 per diluted share, in the first nine months of 2012.
We currently have three marketed products:

•
EYLEA (aflibercept) Injection, known in the scientific literature as VEGF Trap-Eye, which is available in the United States for the treatment of neovascular age-related macular degeneration (wet AMD) and macular edema following CRVO, and in the United Kingdom, Germany, Switzerland, Australia, Japan, and certain other countries for the treatment of wet AMD. Net product sales of EYLEA in the United States were $363.1 million in the third quarter and $1,006.8 million in the first nine months of 2013, compared to $244.4 million in the third quarter and $561.9 million in the first nine months of 2012. Bayer HealthCare records revenue from sales of EYLEA outside the United States. EYLEA net product sales outside of the United States commenced in the fourth quarter of 2012, and were $124.8 million in the third quarter and $288.3 million in the first nine months of 2013.

We commenced sales of EYLEA for the treatment of wet AMD in November 2011 and for the treatment of macular edema following CRVO in September 2012, following receipt of regulatory approval in the United States. Bayer HealthCare commenced sales of EYLEA for the treatment of wet AMD in the fourth quarter of 2012 following receipt of regulatory approvals in the European Union (EU) and other regions. The European Commission approved EYLEA for the treatment of visual impairment due to macular edema secondary to CRVO in the third quarter of 2013. Bayer HealthCare has additional regulatory applications for EYLEA for the treatment of wet AMD and macular edema secondary to CRVO pending in other countries.
In August 2013, we and Bayer HealthCare announced positive week 52 results from the Phase 3 VISTA-DME and VIVID-DME trials of EYLEA for the treatment of diabetic macular edema (DME), as described below under “Clinical Programs: EYLEA - Ophthalmologic Diseases.” Based on the positive results of these studies, we have recently submitted a supplemental Biologics License Application (BLA) for U.S. regulatory approval of EYLEA in DME. Bayer HealthCare plans to submit an application for marketing approval for the treatment of DME in the EU by the end of 2013.
In October 2013, we announced positive week 24 results from the Phase 3 VIBRANT trial of EYLEA for the treatment of macular edema following branch retinal vein occlusion (BRVO), as described below under “Clinical Programs: EYLEA - Ophthalmologic Diseases.” We expect to submit an application for U.S. marketing approval for the treatment of macular edema following BRVO within the next several months.
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

•
ZALTRAP (ziv-aflibercept) Injection for Intravenous Infusion, known in the scientific literature as VEGF Trap, which is available in the United States for treatment, in combination with 5-fluorouracil, leucovorin, irinotecan (FOLFIRI), of patients with metastatic colorectal cancer (mCRC) that is resistant to or has progressed following an oxaliplatin-containing regimen. In February 2013, the European Commission granted marketing authorization in the EU for ZALTRAP 25mg/ml concentrate for solution for infusion in combination with FOLFIRI chemotherapy in adults with mCRC that is resistant to or has progressed after an oxaliplatin-containing regimen. Regulatory applications for marketing authorization of ZALTRAP for the treatment of previously treated mCRC patients in other countries have also been submitted and are currently under review by the respective regulatory agencies.

We and Sanofi globally collaborate on the development and commercialization of ZALTRAP, and share profits and losses from commercialization of ZALTRAP, except for Japan, where we are entitled to a royalty on sales of ZALTRAP, as described below. ZALTRAP net product sales, which are recorded by Sanofi, commenced in the United States in August 2012 and in Europe in the first quarter of 2013, and were $17.8 million in the third quarter and $50.5 million in the first nine months of 2013.

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

Net product sales of ARCALYST totaled $4.0 million in the third quarter and $12.9 million in the first nine months of 2013, compared to $4.8 million in the third quarter and $14.7 million in the first nine months of 2012.
We have 15 product candidates in clinical development, all of which were discovered in our research laboratories. Our Trap-based clinical programs are:

•	EYLEA, which is in clinical trials for the treatment of DME in collaboration with Bayer HealthCare and macular edema following BRVO; and

•	ZALTRAP, which is being studied in combination with our angiopoietin-2 inhibitor (nesvacumab) in oncology in collaboration with Sanofi.

Our antibody-based clinical programs include 13 fully human monoclonal antibody product candidates. The following seven are being developed in collaboration with Sanofi:

•	Sarilumab (REGN88), an antibody to the interleukin-6 receptor (IL-6R), which is being developed in rheumatoid arthritis and non-infectious uveitis;

•	Alirocumab (REGN727), an antibody to Proprotein Convertase Subtilisin/Kexin type 9 (PCSK9), which is being developed for low-density lipoprotein (LDL) cholesterol reduction;

•	Dupilumab (REGN668), an antibody to the interleukin-4 receptor (IL-4R), which is being developed in atopic dermatitis, asthma, and nasal polyposis;

•	Enoticumab (REGN421), an antibody to Delta-like ligand-4 (Dll4), a novel angiogenesis target, which is being developed in oncology;

•	Nesvacumab (REGN910), an antibody to angiopoietin-2 (Ang2), another novel angiogenesis target, which is being developed in oncology;

•	REGN1033, an antibody to myostatin (GDF8), which is being developed in metabolic disorders; and

•	REGN2009, an antibody in clinical development against an undisclosed target.
In addition, we are developing the following six antibody product candidates independently:

•	REGN1400, an antibody to ErbB3, which is being developed in oncology;

•	REGN1154, an antibody in clinical development against an undisclosed target;

•	REGN1500, an antibody in clinical development against an undisclosed target;

•	REGN1193, an antibody in clinical development against an undisclosed target;

•	REGN1908-1909, an antibody combination in clinical development against an undisclosed target; and

•	Fasinumab (REGN475), an antibody to Nerve Growth Factor (NGF), which is being developed for the treatment of pain and is currently on clinical hold by the FDA.
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
We believe that our ability to develop product candidates is enhanced by the application of our VelociSuite® technology platforms. Our discovery platforms are designed to identify specific proteins of therapeutic interest for a particular disease or cell type and validate these targets through high-throughput production of genetically modified mice using our VelociGene® technology to understand the role of these proteins in normal physiology, as well as in models of disease. Our human monoclonal antibody technology (VelocImmune®) and cell line expression technologies (VelociMab®) may then be utilized to discover and produce new product candidates directed against the disease target. Our antibody product candidates currently in clinical trials were developed using VelocImmune. We continue to invest in the development of enabling technologies to assist in our efforts to identify, develop, manufacture, and commercialize new product candidates.
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
EYLEA is being evaluated in Phase 3 programs in patients with DME, macular edema following BRVO, and, in Asia, myopic choroidal neovascularization (mCNV) of the retina as a result of pathologic myopia. Wet AMD, diabetic retinopathy (which includes DME), and retinal vein occlusion are three of the leading causes of adult blindness in the developed world. In these conditions, severe visual loss is caused by neovascular proliferation and/or retinal edema.

In August 2013, we and Bayer HealthCare announced that in the Phase 3 VISTA-DME and VIVID-DME trials of EYLEA for the treatment of DME, EYLEA 2 milligrams (mg) dosed monthly and EYLEA 2 mg dosed every two months (after 5 initial monthly injections) achieved the primary endpoint of a significantly greater improvement in best-corrected visual acuity (BCVA) from baseline compared to laser photocoagulation at 52 weeks. Both EYLEA treatment arms demonstrated similar improvements in BCVA. Based on the positive results of these studies, we have recently submitted a supplemental BLA for U.S. regulatory approval of EYLEA in DME. Bayer HealthCare plans to submit an application for marketing approval for the treatment of DME in the EU in the fourth quarter of 2013.
We are conducting the VISTA-DME study in the United States. Bayer HealthCare is conducting the VIVID-DME study in Europe, Japan, and Australia. Both of these Phase 3 trials were initiated in the second quarter of 2011, and are similarly designed, randomized, double-masked, active control trials to evaluate the safety and efficacy of EYLEA in patients with DME. Patients in both trials were randomized to receive either EYLEA 2 mg monthly, EYLEA 2 mg every two months (after 5 initial monthly injections), or the comparator treatment of laser photocoagulation.
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
Full one-year data from the VIVID-DME and VISTA-DME trials were presented at the Retina Society and EURETINA medical conferences in September 2013. Both trials are planned to continue up to 148 weeks. An additional Phase 3 safety study in Japan (VIVID-Japan) was initiated in the first quarter of 2012 and is required for approval in Japan. In February 2013, we and Bayer HealthCare also initiated another Phase 3 study to evaluate the efficacy and safety of EYLEA in DME in Russia, China, and other Asian countries (VIVID EAST-DME).
In the fourth quarter of 2011, we and Bayer HealthCare initiated a Phase 3 trial in China evaluating the efficacy and safety of EYLEA in wet AMD (SIGHT). The trial is fully enrolled.
In the second quarter of 2012, we initiated a multinational study (VIBRANT) of EYLEA in patients with macular edema following BRVO. In October, 2013, we reported positive, top line results from the VIBRANT trial. In this trial, 53% of patients who received EYLEA 2 mg every four weeks gained at least 15 letters in vision from baseline at week 24, the primary endpoint of the study, compared to 27% of patients who received laser, a standard-of-care treatment (p<0.001). Patients who received EYLEA 2 mg every four weeks achieved a 17.0 letter mean improvement over baseline in BCVA compared to a 6.9 letter mean improvement in patients who received laser (p<0.0001), a key secondary endpoint. VIBRANT is the first Phase 3 trial in this indication in which an anti-VEGF agent was directly compared to an active comparator. The incidence of serious AEs (SAEs) was 9.9% in the EYLEA group and 9.8% in the laser group. One death and one Anti-Platelet Trialists’ Collaboration (APTC) defined event (non-fatal stroke) occurred during the trial, both in patients in the laser group. The most common ocular adverse events in the EYLEA treated patients were conjunctival hemorrhage and eye pain. There were no cases of intraocular inflammation. There was one ocular SAE in a patient in the EYLEA group, which was a traumatic cataract. We expect to submit an application for U.S. marketing approval for the treatment of macular edema following BRVO within the next several months.
In the fourth quarter of 2012, we initiated a study (RE-VIEW) to fulfill a post-marketing requirement by the FDA, which is evaluating the effect of EYLEA on corneal endothelium. The trial is fully enrolled.

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
3. Sarilumab (REGN88; IL-6R Antibody) for inflammatory diseases
IL-6 is a key cytokine involved in the pathogenesis of rheumatoid arthritis (RA), causing inflammation and joint destruction. A therapeutic antibody to IL-6R, ACTEMRA® (tocilizumab), a registered trademark of Chugai Seiyaku Kabushiki Kaisha, has been approved for the treatment of rheumatoid arthritis.
Sarilumab is a fully human monoclonal antibody to IL-6R generated using our VelocImmune technology. In the third quarter of 2011, we and Sanofi announced that in the Phase 2b stage of the SARIL-RA-MOBILITY trial in RA, patients treated with sarilumab in combination with a standard RA treatment, methotrexate (MTX), achieved a significant and clinically meaningful improvement in signs and symptoms of moderate-to-severe RA compared to patients treated with MTX alone. The primary endpoint of the study was the proportion of patients achieving at least a 20% improvement in RA symptoms (ACR20) after 12 weeks.
The Phase 3 Part B SARIL-RA-MOBILITY study in patients with RA is fully enrolled. This trial will assess the improvement in signs and symptoms at 24 weeks and the treatment effect of sarilumab on radiographic progression at one year. In addition, we and Sanofi have initiated additional Phase 3 studies, SARIL-RA-TARGET, SARIL-RA-COMPARE, and SARIL-RA- ASCERTAIN. The broad SARIL-RA clinical development program is focused on adult populations with moderate-to-severe RA who are inadequate responders to either MTX or tumor necrosis factor alpha (TNF-alpha) inhibitor therapy. SARIL-RA-TARGET is a randomized, double-blind, placebo-controlled study evaluating sarilumab in combination with non-biologic, disease-modifying anti-rheumatic drugs (DMARDS) in moderate-to-severe active RA patients with inadequate responses to, or who are intolerant of, one or more TNF-alpha inhibitors. The SARIL-RA-COMPARE study is evaluating the safety and efficacy of sarilumab plus MTX compared to etanercept (a TNF-alpha inhibitor) plus MTX in adult patients with moderate-to-severe RA who demonstrate an inadequate response to adalimumab as their first TNF-alpha inhibitor therapy. The SARIL-RA-ASCERTAIN study is a safety study evaluating the safety and tolerability of sarilumab versus a calibrator, tocilizumab, both in combination with MTX, in patients with RA who are inadequate responders to, or intolerant of, TNF-alpha inhibitors. Patients who complete SARIL-RA-MOBILITY, SARIL-RA-TARGET, or SARIL-RA-ASCERTAIN are offered enrollment into the ongoing SARIL-RA-EXTEND, which is an open-label, long-term safety study of sarilumab. Data from the SARIL-RA-MOBILITY trial are expected by the end of 2013.
A Phase 1 study was initiated in May 2013 in Japan assessing the safety and tolerability of sarilumab in patients with RA.
In addition, a Phase 2 study, SARIL-NIU-SATURN, is expected to commence in the fourth quarter of 2013 and is a placebo-controlled proof of concept study evaluating the safety and efficacy of sarilumab in non-infectious uveitis.
4. Alirocumab (REGN727; PCSK9 Antibody) for LDL cholesterol reduction
Elevated LDL cholesterol (“bad cholesterol”) level is a validated risk factor leading to cardiovascular disease. Statins are a class of drugs that lower LDL through inhibition of HMG-CoA, an enzyme regulating the early and rate-limiting step in cholesterol biosynthesis. PCSK9 is a secreted protein that plays a key role in modulating LDL cholesterol (LDL-C) levels in the body. PCSK9 binds to and induces the destruction of the LDL receptor, thereby interfering with cellular uptake and increasing circulating levels of LDL cholesterol. In a landmark study published in the New England Journal of Medicine in March 2006, patients with lower than normal PCSK9 levels due to a genetic abnormality not only had significantly lower levels of LDL cholesterol, but also a significant reduction in the risk of coronary heart disease. We used our VelocImmune technology to generate a fully human monoclonal antibody inhibitor of PCSK9, called alirocumab, that is intended to lower LDL cholesterol.

Alirocumab has been studied in three Phase 2 clinical studies, two in patients with primary hypercholesterolemia and one in patients with heterozygous familial hypercholesterolemia (heFH). In the Phase 2 studies, alirocumab significantly reduced LDL-C from baseline up to 72% on top of standard of care statin therapy. Consistent and robust reductions in other lipid parameters, including a reduction in lipoprotein-a (Lp(a)) were also observed. Lp(a) is another form of bad cholesterol which is believed to be a risk factor for coronary heart disease and strokes when elevated. In the Phase 2 program, injection site reactions were the most common adverse events with alirocumab, and were rare. Rare cases of hypersensitivity reaction were also reported. Serious adverse events were reported in 1.8% of patients in the active treatment arms and 2.6% of patients in the placebo groups.
We and Sanofi initiated the global Phase 3 ODYSSEY program for alirocumab in the second quarter of 2012. The ODYSSEY program is expected to enroll more than 23,000 patients. This includes eleven clinical trials evaluating the effect of alirocumab, dosed every two weeks, on lowering LDL cholesterol. The 18,000 patient ODYSSEY OUTCOMES trial, assessing reduction in serious cardiovascular events, is currently enrolling patients, while the other trials in the ODYSSEY program are fully enrolled. LDL cholesterol reduction is expected to be the primary efficacy endpoint for initial regulatory filings. In addition, a trial of alirocumab dosed every four weeks (ODYSSEY CHOICE) is expected to begin enrollment by the end of 2013. The ODYSSEY studies are being conducted in clinical centers around the world including the United States, Canada, Western and Eastern Europe, South America, Australia, and Asia.
The first trial to report data from the Phase 3 ODYSSEY program was the ODYSSEY MONO trial, which evaluated the efficacy and safety of alirocumab monotherapy versus ezetimibe monotherapy in patients with primary hypercholesterolemia. The study achieved its primary efficacy endpoint and demonstrated that patients randomized to receive alirocumab monotherapy experienced a mean reduction in LDL-C levels of 47.2% from baseline to week 24, compared to 15.6% in patients receiving ezetimibe monotherapy (p<0.0001). In the trial, which employed a dose increase (up-titration) for patients who did not achieve an LDL-C level of 70 milligrams/deciliter (mg/dL), the majority of patients remained on the initial low dose of alirocumab of 75 mg. The percentage of patients who reported TEAEs was 78.4% in the ezetimibe group and 69.2% in the alirocumab group. The most common class of AEs was infections (39.2% with ezetimibe vs. 42.3% with alirocumab), which included nasopharyngitis, influenza, and upper respiratory tract infection. Injection-site reactions occurred in less than 2% of patients in both groups. Muscle-related AEs occurred in 3.9% of patients treated with ezetimibe and 3.8% of patients treated with alirocumab.
5. Dupilumab (REGN668; IL-4R Antibody) for allergic and immune conditions
IL-4R is required for signaling by the cytokines IL-4 and IL-13. Both of these cytokines are critical mediators of immune response, which, in turn, drives the formation of Immunoglobulin E (IgE) antibodies and the development of allergic responses, as well as the atopic state that underlies atopic dermatitis and asthma. Dupilumab is a fully human monoclonal antibody generated using our VelocImmune technology that is designed to bind to IL-4R.
Dupilumab demonstrated positive proof of concept in patients with atopic dermatitis and asthma. Data from two Phase 1b trials in atopic dermatitis was presented at the American Academy of Dermatology annual meeting in March 2013. The efficacy data showed that treatment with four weekly subcutaneous injections of dupilumab at either 150 mg or 300 mg per week, significantly improved the signs and symptoms of patients with moderate-to-severe atopic dermatitis whose disease was not adequately controlled with topical medications. The most common AEs were nasopharyngitis (19.6% vs 12.5% for placebo) and headache (11.8% vs 6.3% for placebo).
Data from a Phase 2a trial in asthma patients with elevated eosinophils were presented at the American Thoracic Society in May 2013, and were also published in the New England Journal of Medicine in June 2013. In this study, patients receiving dupilumab experienced an 87% reduction in the incidence of asthma exacerbations compared to patients receiving placebo (p<0.0001). Clinically meaningful and statistically significant improvements were observed for lung function and other asthma control parameters, such as forced expiratory volume over one second (FEV1) (difference from baseline to week 12 between dupilumab and placebo of 0.27 L, p < 0.001). TEAEs were reported by a similar proportion of patients in both groups (76.9% placebo; 80.8% dupilumab). AEs were generally non-specific and of mild-to-moderate intensity. The most common AEs for placebo and dupilumab were injection-site reaction (9.6% and 28.8%), nasopharyngitis (3.8% and 13.5%), upper respiratory tract infection (17.3% and 13.5%), headache (5.8% and 11.5%) and nausea (1.9% and 7.7%).
Data from a Phase 2 trial in atopic dermatitis were presented at the 22nd Congress of the European Academy of Dermatology and Venereology in October 2013.
In the second quarter of 2013, Phase 2b trials in atopic dermatitis and asthma were initiated and are currently enrolling patients. In addition, in the third quarter of 2013, a Phase 2 study in nasal polyposis was initiated and is currently enrolling patients.

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
In May 2013, we acquired from Sanofi full rights to antibodies targeting the Ang2 receptor and ligand in ophthalmology, as described below. We expect to initiate a clinical study for Ang2 in ophthalmology in the next several months.
8. REGN1033 (GDF8 Antibody)
In the first quarter of 2012, we initiated a Phase 1 clinical study for REGN1033, a fully human monoclonal GDF8 antibody generated using our VelocImmune technology. Myostatin has been validated as a target to increase muscle mass and strength through genetic mutations in both animals and humans that abrogate its bioactivity. A Phase 2a study for REGN1033 is expected to commence in the fourth quarter of 2013.
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
11. REGN1154
REGN1154 is a fully human monoclonal antibody generated using our VelocImmune technology, against an undisclosed target. In the first quarter of 2012, we initiated a Phase 1 clinical study in Australia. Sanofi decided not to opt-in to the REGN1154 program and we have sole global rights. Under the terms of our agreement, Sanofi is entitled to receive a mid-single digit royalty on any future sales of REGN1154.
12. REGN1500
REGN1500 is a fully human monoclonal antibody generated using our VelocImmune technology, against an undisclosed target. In the fourth quarter of 2012, we initiated a Phase 1 clinical study. Sanofi decided not to opt-in to the REGN1500 program and we have sole global rights. Under the terms of our agreement, Sanofi is entitled to receive a mid-single digit royalty on any future sales of REGN1500.
13. REGN1193
REGN1193 is a fully human monoclonal antibody generated using our VelocImmune technology, against an undisclosed target. A Phase 1 clinical study of REGN1193 was initiated in August 2013. Sanofi decided not to opt-in to the REGN1193 program and we have sole global rights. Under the terms of our agreement, Sanofi is entitled to receive a mid-single digit royalty on any future sales of REGN1193.

14. REGN1908-1909
REGN1908-1909 is a fully human monocolonal antibody combination generated using our VelocImmune technology against an undisclosed target. A Phase 1 clinical study of REGN1908-1909 was initiated in August 2013. Sanofi decided not to opt-in to the REGN1908-1909 program and we have sole global rights. Under the terms of our agreement, Sanofi is entitled to receive a mid-single digit royalty on any future sales of REGN1908-1909.
15. Fasinumab (REGN475; NGF Antibody) for pain (on clinical hold)
Fasinumab is a fully human monoclonal antibody to NGF, generated using our VelocImmune technology, which is designed to block pain sensitization in neurons. Preclinical experiments indicate that fasinumab specifically binds to and blocks NGF activity and does not bind to or block cell signaling for the closely related neurotrophins NT-3 and BDNF.
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
With respect to PDGF antibodies, we made a $10.0 million up-front payment to Sanofi in May 2013, and are obligated to pay up to $40 million in potential development milestone payments and royalties on any future sales. With respect to Ang2 antibodies in ophthalmology, we also made a $10.0 million up-front payment to Sanofi in May 2013, and are obligated to pay a potential $5 million development milestone payment and royalties on any future sales.
We and Sanofi have agreed to continue to develop antibodies to Ang2 outside of ophthalmology under our antibody collaboration agreement, including nesvacumab, as described above.
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

Sanofi will lead commercialization activities for products developed under the license agreement, subject to our right to co-promote such products. We and Sanofi will equally share profits and losses from sales within the United States. We and Sanofi will share profits outside the United States on a sliding scale based on sales starting at 65% (Sanofi)/35% (us) and ending at 55% (Sanofi)/45% (us), and will share losses outside the United States at 55% (Sanofi)/45% (us). In addition to profit sharing, we are entitled to receive up to $250 million in sales milestone payments, with milestone payments commencing after aggregate annual sales outside the United States exceed $1.0 billion on a rolling 12-month basis.
In November 2009, we and Sanofi amended these agreements to expand and extend our antibody collaboration. Under the amended discovery agreement, Sanofi agreed to fund up to $160 million per year of our antibody discovery activities over the period from 2010-2017. Sanofi has an option to extend certain antibody development and preclinical activities relating to selected program targets for up to an additional three years after 2017. Pursuant to the collaboration, Sanofi funded $30 million of agreed-upon costs we incurred to expand our manufacturing capacity at our Rensselaer, New York facilities.
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
We earned, and recorded as revenue in the third quarter of 2013, a $15.0 million milestone payment from Bayer HealthCare related to the first marketing approval for EYLEA for macular edema secondary to CRVO outside the United States. In addition, we earned, and recorded as revenue in the third quarter of 2013, two $15.0 million sales milestone payments from Bayer HealthCare upon total aggregate sales of EYLEA outside the United States exceeding $200 million and $300 million, respectively, over a twelve-month period. We may receive an additional $10 million milestone payment related to pricing approval of EYLEA for CRVO in the first major market country outside the United States, and can earn up to $105 million in additional sales milestone payments if twelve-month sales of EYLEA outside the United States achieve certain specified levels up to $1 billion.
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
Beginning in the first quarter of 2012, we reported profitability; prior to that, we generally incurred net losses. Our ability to continue to generate profits and to generate positive cash flow from operations over the next several years depends significantly on our success in commercializing EYLEA. We expect to continue to incur substantial expenses related to our research and development activities, a significant portion of which we expect to be reimbursed by our collaborators. Also, our research and development activities outside our collaborations, the costs of which are not reimbursed, will continue to expand and require additional resources. Our operating results may fluctuate from quarter to quarter and will depend on, among other factors, the net sales of our marketed products, the scope and progress of our research and development efforts, the timing of certain expenses and milestones, and the continuation of our collaborations with Sanofi and Bayer HealthCare, including our share of collaboration profits or losses, or royalties, from sales of commercialized products and the amount of reimbursement of our research and development expenses that we receive from collaborators. We cannot predict whether or when new products or new indications for our marketed products will receive regulatory approval or, if any such approval is received, whether we will be able to successfully commercialize such product(s) and whether or when they may become profitable.

The planning, execution, and results of our clinical programs are significant factors that can affect our operating and financial results. In our clinical programs, key events in 2013 to date were, and plans for the next 12 months are, as follows:
Trap-based Clinical Programs:

	2013 Events to Date		2013-14 Plans (next 12 months)
EYLEA
•
Bayer HealthCare received regulatory approval for EYLEA in Brazil and certain European and other countries for the treatment of patients with wet AMD and continued to pursue regulatory applications for marketing approval in additional countries
		•	Regulatory agency decisions on additional applications outside the United States for the treatment of wet AMD and macular edema secondary to CRVO
		•	Bayer HealthCare to file for ex-US regulatory approval in DME and myopic CNV
•
Bayer HealthCare received regulatory approval for EYLEA in the European Union for the treatment of patients with macular edema secondary to CRVO and continued to pursue regulatory applications for marketing approval in additional countries
		•	File for regulatory approval in the United States for the treatment of macular edema following BRVO
		•	Report two-year results from Phase 3 DME studies and one-year results from Phase 3 macular edema following BRVO study
•	Initiated Phase 3 VIVID EAST-DME study in Russia, China, and other Asian countries
•	Reported positive one year results from the Phase 3 VIVID-DME and VISTA-DME studies
•	Submitted supplemental BLA for regulatory approval in the United States for the treatment of DME
•	Reported positive results from the Phase 3 MYRROR study in myopic CNV
•	Reported positive six month primary endpoint results for VIBRANT study in macular edema following BRVO
ZALTRAP
•	European Commission granted marketing authorization in the European Union for ZALTRAP for patients with mCRC that is resistant to or has progressed following an oxaliplatin-containing regimen	•	Regulatory agency decisions outside the United States on additional applications for ZALTRAP in the treatment of previously treated mCRC patients

 Antibody-based Clinical Programs:

		2013 Events to Date		2013-14 Plans (next 12 months)
Sarilumab (IL-6R Antibody)	•	Continued enrollment in Phase 3 SARIL-RA program	•	Report results from SARIL-RA- MOBILITY study
	•	Initiated SARIL-RA-ASCERTAIN and SARIL-RA-COMPARE Phase 3 studies in rheumatoid arthritis	•	Initiate SARIL-NIU-SATURN Phase 2 study in non-infectious uveitis
Alirocumab (PCSK9 Antibody)	•	Continued patient enrollment in Phase 3 ODYSSEY trials	•	Continue enrollment of the Phase 3 ODYSSEY trials
	•	Reported positive results from Phase 3 ODYSSEY MONO trial	•	Report results from several additional Phase 3 ODYSSEY trials
			•	Initiate Phase 3 ODYSSEY CHOICE trials
Dupilumab (IL-4R Antibody)	•	Reported results for Phase 1b studies in atopic dermatitis	•	Continue patient enrollment in Phase 2 trials
	•	Reported results from Phase 2a study in asthma. Results were also published online in the New England Journal of Medicine
	•	Reported results from Phase 2 study in atopic dermatitis
	•	Initiated Phase 2b trials in atopic dermatitis and asthma
	•	Initiated Phase 2 trial in nasal polyposis
Enoticumab (Dll4 Antibody)	•	Continued patient enrollment in Phase 1 program	•	Complete patient enrollment in the expansion of the Phase 1 program
Nesvacumab (Ang2 Antibody)	•	Continued patient enrollment in Phase 1 program	•	Complete patient enrollment in the Phase 1b program in advanced malignancies
			•	Initiate clinical development in ophthalmology
REGN1033 (GDF8 Antibody)	•	Continued patient enrollment in Phase 1 program	•	Initiate Phase 2a study
REGN2009 (target not disclosed)	•	Initiated Phase 1 program	•	Continue patient enrollment in Phase 1 program
REGN1400 (ErbB3 Antibody)	•	Continued patient enrollment in Phase 1 program	•	Continue patient enrollment in Phase 1 program
REGN1154 (target not disclosed)	•	Completion of Phase 1 program
REGN1500 (target not disclosed)	•	Continued patient enrollment in Phase 1 program	•	Continue patient enrollment in Phase 1 program
REGN1193 (target not disclosed)	•	Initiated Phase 1 program	•	Continue patient enrollment in Phase 1 program
REGN1908-1909 (target not disclosed)	•	Initiated Phase 1 program	•	Continue patient enrollment in Phase 1 program
Fasinumab (NGF Antibody)	•	On clinical hold	•	Determine future development plan

Results of Operations

Three Months Ended September 30, 2013 and 2012
Net Income
We reported net income of $141.3 million, or $1.25 per diluted share, for the third quarter of 2013, compared to $191.5 million, or $1.72 per diluted share, for the third quarter of 2012. The decrease in net income resulted primarily from higher operating and income tax expenses, partly offset by higher net product sales of EYLEA in the United States and higher Bayer HealthCare collaboration revenue in connection with sales of EYLEA outside the United States, as described below. Net income in the third quarter of 2013 and 2012 also included the recognition of $45.0 million and $65.0 million, respectively, of milestone payments.
Revenues
Revenues for the three months ended September 30, 2013 and 2012 consist of the following:

(In millions)	2013	2012
Net product sales	$367.1	$249.2
Collaboration revenue:
Sanofi	134.4	145.0
Bayer HealthCare	88.6	26.7
Total collaboration revenue	223.0	171.7
Technology licensing revenue	5.9	5.9
Other revenue	1.0	0.9
Total revenue	$597.0	$427.7

Net Product Sales
Net product sales consist of U.S. sales of EYLEA and ARCALYST. In November 2011, we received marketing approval from the FDA for EYLEA for the treatment of wet AMD, at which time product sales commenced. In addition, in September 2012, we received marketing approval from the FDA for EYLEA for the treatment of macular edema following CRVO. For the three months ended September 30, 2013 and 2012, we recognized EYLEA net product sales of $363.1 million and $244.4 million, respectively. For the three months ended September 30, 2013 and 2012, we also recognized ARCALYST net product sales of $4.0 million and $4.8 million, respectively.
For the three months ended September 30, 2013 and 2012, we recorded 75% and 79%, respectively, of our total gross product revenue from sales to Besse Medical, a subsidiary of AmerisourceBergen Corporation.
We record product sales net of allowances and accruals for rebates and chargebacks under governmental programs (including Medicaid), distribution-related fees, prompt pay discounts, product returns, and other sales-related deductions. The following table summarizes the provisions, and credits/payments, for sales-related deductions for the three months ended September 30, 2013 and 2012.

(In millions)	Rebates & Chargebacks	Distribution-Related Fees	Other Sales-Related Deductions	Total
Balance as of June 30, 2013	$4.1	$18.5	$0.5	$23.1
Provision related to current period sales	7.1	17.0	0.4	24.5
Credits/payments	(7.1)	(15.3)	(0.4)	(22.8)
Balance as of September 30, 2013	$4.1	$20.2	$0.5	$24.8

Balance as of June 30, 2012	$4.8	$11.1	$1.5	$17.4
Provision related to current period sales	3.8	13.6	0.5	17.9
Credits/payments	(5.2)	(8.5)	(0.1)	(13.8)
Balance as of September 30, 2012	$3.4	$16.2	$1.9	$21.5
Sanofi Collaboration Revenue
The collaboration revenue we earned from Sanofi, as detailed below, consisted primarily of reimbursement for research and development expenses that we incurred, our share of losses in connection with Sanofi's commercialization of ZALTRAP, recognition of a substantive milestone payment, and revenue related to non-refundable up-front payments.

Sanofi Collaboration Revenue	Three months ended September 30,
(In millions)	2013	2012
ZALTRAP:
Regeneron's share of losses in connection with commercialization of ZALTRAP	$(6.6)	$(7.4)
Substantive milestone payment		50.0
Reimbursement of Regeneron research and development and other expenses	2.6	2.0
Recognition of deferred revenue related to up-front payments	1.4	2.9
Total ZALTRAP	(2.6)	47.5
Antibody:
Reimbursement of Regeneron research and development expenses	134.4	94.9
Recognition of deferred revenue related to up-front and other payments	2.2	2.2
Recognition of revenue related to VelociGene agreement	0.4	0.4
Total Antibody	137.0	97.5
Total Sanofi collaboration revenue	$134.4	$145.0

Sanofi commenced sales of ZALTRAP (ziv-aflibercept) Injection for Intravenous Infusion, in combination with FOLFIRI, for patients with mCRC that is resistant to or has progressed following an oxaliplatin-containing regimen, in the United States in the third quarter of 2012 and in certain European and other countries in the first quarter of 2013. Regeneron's share of the loss in connection with commercialization of ZALTRAP, as shown in the table below, represents our 50% share of ZALTRAP net product sales less cost of goods sold and shared commercialization and other expenses.

Regeneron's share of losses in connection with commercialization of ZALTRAP	Three months ended September 30,
(In millions)	2013	2012
Net product sales by Sanofi	$17.8	$8.3
Regeneron's share of collaboration losses	(6.6)	(7.4)

Our share of the loss in the third quarter of 2013 and 2012 consisted of costs in connection with launching and commercializing ZALTRAP, which were only partly offset by net product sales. Sanofi provides us with an estimate of our share of the profit or loss from commercialization of ZALTRAP for the most recent fiscal quarter. Sanofi's estimates of net products sales and related expenses for such quarter are reconciled to their actual net product sales and related expenses in the subsequent fiscal quarter, and our portion of the profit or loss is adjusted accordingly, as necessary.
In the third quarter of 2012, we earned a $50.0 million substantive milestone payment from Sanofi upon FDA approval of ZALTRAP.
Recognition of deferred revenue related to the ZALTRAP up-front payments from Sanofi decreased in the third quarter of 2013, compared to the same period of 2012, due to lengthening the estimated performance period over which this deferred revenue is being recognized, effective in the first quarter of 2013. In connection with recognition of deferred revenue related to ZALTRAP, as of September 30, 2013, $7.3 million of the original $105.0 million of up-front payments was deferred and will be recognized as revenue in future periods.
In the third quarter of 2013, Sanofi's reimbursement of our antibody expenses consisted of $45.5 million under our discovery agreement and $88.9 million of development costs under our license agreement, compared to $49.6 million and $45.3 million, respectively, in the third quarter of 2012. The higher reimbursement of development costs in the third quarter of 2013, compared to the same period of 2012, was primarily due to increased development activities for alirocumab, dupilumab, and sarilumab.
As it relates to recognition of deferred revenue, in connection with the November 2009 amendment of the discovery agreement, Sanofi has funded $30 million of agreed-upon costs incurred by us to expand our manufacturing capacity at our Rensselaer, New York facilities. Revenue related to such funding from Sanofi was deferred and is being recognized as collaboration revenue prospectively over the related performance period in conjunction with the recognition of the original $85.0 million up-front payment. As of September 30, 2013, $62.7 million of the up-front and other payments was deferred and will be recognized as revenue in future periods.
Bayer HealthCare Collaboration Revenue
The collaboration revenue we earned from Bayer HealthCare, as detailed below, consisted of our share of profits in connection with commercialization of EYLEA outside the United States, recognition of sales and substantive development milestone payments, cost-sharing of Regeneron EYLEA development expenses and reimbursement of other Regeneron EYLEA expenses, and revenue related to a non-refundable $75.0 million up-front payment received in 2006 and a $20.0 million milestone payment received in 2007 (which, for the purpose of revenue recognition, was not considered substantive).

Bayer HealthCare Collaboration Revenue	Three months ended September 30,
(In millions)	2013	2012
Regeneron's net profit in connection with commercialization of EYLEA outside the United States	$31.8
Sales and substantive development milestone payments	45.0	$15.0
Cost-sharing of Regeneron EYLEA development expenses	4.8	9.7
Reimbursement of other Regeneron EYLEA expenses	5.0
Recognition of deferred revenue related to up-front and other milestone payments	2.0	2.0
Total Bayer HealthCare collaboration revenue	$88.6	$26.7

Bayer HealthCare commenced sales of EYLEA for the treatment of wet AMD in the fourth quarter of 2012 following receipt of regulatory approvals in the EU, Japan, and other countries. Regeneron's net profit in connection with commercialization of EYLEA outside the United States is summarized below.

Regeneron's Net Profit from EYLEA Sales Outside the United States	Three months ended September 30, 2013
(In millions)
Net product sales outside the United States	$124.8
Regeneron's share of collaboration profit from sales outside the United States	46.3
Reimbursement of EYLEA development expenses incurred by Bayer HealthCare in accordance with Regeneron's payment obligation	(14.5)
Regeneron's net profit in connection with commercialization of EYLEA outside the United States	$31.8
Bayer HealthCare records revenue from sales of EYLEA outside the United States. Bayer HealthCare provides us with an estimate of our share of the profit or loss, including the Japan royalties we earned, from commercialization of EYLEA outside the United States for the most recent fiscal quarter. Their estimate is reconciled to their actual revenues from sales of EYLEA outside the United States and related expenses in the subsequent fiscal quarter, and our portion of the profit or loss is adjusted accordingly, as necessary. In the third quarter of 2013, our share of the profit and the Japan royalties we earned from commercialization of EYLEA outside the United States were partly offset by our contractual obligation to reimburse Bayer HealthCare for a portion of the agreed-upon development expenses previously incurred by Bayer HealthCare.
In the third quarter of 2013, we earned a $15.0 million substantive development milestone payment from Bayer HealthCare upon receipt of marketing approval in the EU for EYLEA for the treatment of macular edema secondary to CRVO. In addition, we earned, and recorded as revenue in the third quarter of 2013, two $15.0 million sales milestone payments from Bayer HealthCare upon total aggregate net sales of EYLEA outside the United States exceeding $200 million and $300 million, respectively, over a twelve-month period. In the third quarter of 2012, we earned a $15.0 million substantive development milestone payment from Bayer HealthCare upon receipt of marketing approval in Japan for EYLEA for the treatment of wet AMD.
Cost-sharing of our global EYLEA development expenses with Bayer HealthCare decreased in the third quarter of 2013 compared to the same period in 2012, as we incurred lower costs in connection with winding down various Phase 3 EYLEA clinical studies and lower development costs in connection with manufacturing EYLEA.
As described further below under "License and Settlement Agreements with Genentech", in May 2013, we entered into an Amended and Restated Non-Exclusive License and Settlement Agreement with Genentech to now include all sales of EYLEA worldwide. All payments to Genentech under this agreement are made by us. Reimbursement of other Regeneron EYLEA expenses in the third quarter of 2013 primarily related to Bayer HealthCare's share of royalties payable to Genentech in connection with ex-US sales of EYLEA.
As of September 30, 2013, $23.7 million of the up-front and 2007 milestone payments was deferred and will be recognized as revenue in future periods.
Technology Licensing Revenue
In connection with the amendment and extension of our VelocImmune license agreement with Astellas, in August 2010, we received a $165.0 million up-front payment, which was deferred upon receipt and is being recognized as revenue ratably over a seven-year period beginning in June 2011. In the third quarter of both 2013 and 2012, we recognized $5.9 million of technology licensing revenue related to this agreement. As of September 30, 2013, $110.5 million of the August 2010 technology licensing payment received from Astellas was deferred and will be recognized as revenue in future periods.
Other Revenue
Under a June 2009 agreement with Novartis, we receive royalties on worldwide sales of Novartis' canakinumab. In the third quarter of 2013 and 2012, other revenue included $1.0 million and $0.8 million, respectively, of royalties from Novartis.

Expenses
Total operating expenses increased to $360.2 million in the third quarter of 2013 from $225.3 million in the third quarter of 2012. Our average headcount in the third quarter of 2013 increased to 2,217 from 1,863 in the same period of 2012, principally in connection with expanding our research and development, and commercialization, activities.
Operating expenses in the third quarter of 2013 and 2012 included a total of $45.8 million and $20.5 million, respectively, of non-cash compensation expense related to employee stock option and restricted stock awards (Non-cash Compensation Expense). The increase in total Non-cash Compensation Expense in the third quarter of 2013 was primarily attributable to the higher fair market value of our Common Stock on the date of our annual employee option grants made in December 2012 compared to recent prior years.
Research and Development Expenses
Research and development expenses increased to $224.0 million in the third quarter of 2013 from $158.3 million in the same period of 2012. The following table summarizes the major categories of our research and development expenses for the three months ended September 30, 2013 and 2012:

Research and Development Expenses	Three months ended September 30,		Increase
(In millions)	2013	2012	(Decrease)
Payroll and benefits (1)	$74.6	$52.9	$21.7
Clinical trial expenses	42.4	24.5	17.9
Clinical manufacturing costs (2)	59.3	39.5	19.8
Research and other development costs	19.9	17.4	2.5
Occupancy and other operating costs	24.4	18.3	6.1
Cost-sharing of Bayer HealthCare EYLEA development expenses (3)	3.4	5.7	(2.3)
Total research and development expenses	$224.0	$158.3	$65.7

(1)	Includes Non-cash Compensation Expense of $24.5 million for the three months ended September 30, 2013 and $12.1 million for the three months ended September 30, 2012.

(2)
Represents the full cost of manufacturing drug for use in research, preclinical development, and clinical trials, including related payroll and benefits, Non-cash Compensation Expense, manufacturing materials and supplies, drug filling, packaging, and labeling costs, depreciation, and occupancy costs of our Rensselaer manufacturing facility. Includes Non-cash Compensation Expense of $3.7 million for the three months ended September 30, 2013 and $1.2 million for the three months ended September 30, 2012.

(3)
Under our collaboration with Bayer HealthCare, in periods when Bayer HealthCare incurs EYLEA development expenses, we also recognize, as additional research and development expense, the portion of Bayer HealthCare’s EYLEA development expenses that we are obligated to reimburse. Bayer HealthCare provides us with estimated EYLEA development expenses for the most recent fiscal quarter. Bayer HealthCare’s estimate is reconciled to its actual expenses for such quarter in the subsequent fiscal quarter, and our portion of its EYLEA development expenses that we are obligated to reimburse is adjusted accordingly.

Payroll and benefits increased principally due to the increase in employee headcount and Non-cash Compensation Expense, as described above. Clinical trial expenses increased due primarily to higher costs for clinical studies of alirocumab and dupilumab. Clinical manufacturing costs increased primarily due to higher costs related to manufacturing dupilumab and sarilumab. Occupancy and other operating costs increased principally in connection with our higher headcount, expanded research and development activities, and higher facility-related costs at our leased facilities in Tarrytown, New York.

We prepare estimates of research and development costs for projects in clinical development, which include direct costs and allocations of certain costs such as indirect labor, Non-cash Compensation Expense, and manufacturing and other costs related to activities that benefit multiple projects, and, under our collaboration with Bayer HealthCare, the portion of Bayer HealthCare's EYLEA development expenses that we are obligated to reimburse. Our estimates of research and development costs for research and clinical development programs are shown below.

Project Costs	Three months ended September 30,		Increase
(In millions)	2013	2012	(Decrease)
EYLEA	$31.6	$31.8	$(0.2)
Alirocumab	38.7	19.8	18.9
Sarilumab	15.2	4.6	10.6
Dupilumab	26.1	8.5	17.6
ARCALYST	1.4	6.7	(5.3)
Other product candidates in clinical development	26.3	12.7	13.6
Other research programs and unallocated costs	84.7	74.2	10.5
Total research and development expenses	$224.0	$158.3	$65.7
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
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased to $97.6 million in the third quarter of 2013 from $46.9 million in the same period of 2012 primarily due to higher expenses in connection with commercialization of EYLEA, including the Branded Prescription Drug Fee (as described in the Liquidity and Capital Resources section below) and contributions to a not-for-profit organization that assists patients with chronic disease conditions, and higher Non-cash Compensation Expense principally for the reason described above. Selling, general, and administrative expenses included $17.1 million and $7.0 million of Non-cash Compensation Expense in the third quarter of 2013 and 2012, respectively.

Cost of Goods Sold
Cost of goods sold increased to $28.3 million in the third quarter of 2013 from $20.1 million in the same period of 2012 due to increased sales of EYLEA. Cost of goods sold primarily consisted of royalties, as well as costs in connection with producing EYLEA and ARCALYST commercial supplies.
Cost of Collaboration Manufacturing
We manufacture commercial supplies of product for our collaborators. Cost of collaboration manufacturing in the third quarter of 2013 was $10.3 million, which primarily consisted of third-party royalties, as well as costs in connection with producing commercial supplies for our collaborators. When the product is sold by our collaborators to third-party customers, our risk of inventory loss no longer exists, and we therefore recognize our related manufacturing costs for the sold product as cost of collaboration manufacturing.
Other Income and Expense
Interest expense increased slightly to $11.7 million in the third quarter of 2013 from $11.4 million in the same period of 2012. In October 2011, we issued $400.0 million aggregate principal amount of 1.875% convertible senior notes. Total interest expense in the third quarter of 2013 and 2012 associated with these notes, including amortization of the note discount and debt issuance costs, was $7.6 million and $7.4 million, respectively.
Income Taxes
In the third quarter of 2013, we recorded a $84.4 million income tax provision. The effective tax rate for the third quarter was 37.4%.
In the third quarter of 2012, income tax expense relating to our pre-tax income was fully offset by a reversal of a portion of our valuation allowance. As of September 30, 2012, we continued to recognize a full valuation allowance against our net operating loss carry-forward and other deferred tax assets since we had an extended history of losses. In the fourth quarter of 2012, we recorded an income tax benefit attributable to the release of substantially all of the remaining valuation allowance against our deferred tax assets. The decision to release this valuation allowance was made after we determined that it was more likely than not that these deferred tax assets would be realized.

Nine Months Ended September 30, 2013 and 2012
Net Income
We reported net income of $327.6 million, or $2.95 per diluted share, for the first nine months of 2013, compared to $279.9 million, or $2.55 per diluted share, for the first nine months of 2012. The increase in net income resulted primarily from an increase in net product sales of EYLEA, which we launched in November 2011, partly offset by higher operating and income tax expenses, as described below. Net income in the the first nine months of 2013 and 2012 also included the recognition of $45.0 million and $65.0 million, respectively, of milestone payments.
Revenues
Revenues for the nine months ended September 30, 2013 and 2012 consist of the following:

(In millions)	2013	2012
Net product sales	$1,019.7	$576.6
Collaboration revenue:
Sanofi	319.2	319.0
Bayer HealthCare	134.6	48.3
Total collaboration revenue	453.8	367.3
Technology licensing revenue	17.7	17.7
Other revenue	3.1	2.3
Total revenue	$1,494.3	$963.9

Net Product Sales
Net product sales consist of U.S. sales of EYLEA and ARCALYST. In November 2011, we received marketing approval from the FDA for EYLEA for the treatment of wet AMD, at which time product sales commenced. In addition, in September 2012, we received marketing approval from the FDA for EYLEA for the treatment of macular edema following CRVO. For the nine months ended September 30, 2013 and 2012, we recognized EYLEA net product sales of $1,006.8 million and $561.9 million, respectively. For the nine months ended September 30, 2013 and 2012, we also recognized ARCALYST net product sales of $12.9 million and $14.7 million, respectively.
For the nine months ended September 30, 2013 and 2012, we recorded 76% and 79%, respectively, of our total gross product revenue from sales to Besse Medical, a subsidiary of AmerisourceBergen Corporation.
We record product sales net of allowances and accruals for rebates and chargebacks under governmental programs (including Medicaid), distribution-related fees, prompt pay discounts, product returns, and other sales-related deductions. The following table summarizes the provisions, and credits/payments, for sales-related deductions for the nine months ended September 30, 2013 and 2012.

(In millions)	Rebates & Chargebacks	Distribution-Related Fees	Other Sales-Related Deductions	Total
Balance as of December 31, 2012	$3.0	$15.3	$0.5	$18.8
Provision related to current period sales	18.2	46.4	0.9	65.5
Credits/payments	(17.1)	(41.5)	(0.9)	(59.5)
Balance as of September 30, 2013	$4.1	$20.2	$0.5	$24.8

Balance as of December 31, 2011	$0.6	$1.5	$0.2	$2.3
Provision related to current period sales	10.0	31.6	2.9	44.5
Credits/payments	(7.2)	(16.9)	(1.2)	(25.3)
Balance as of September 30, 2012	$3.4	$16.2	$1.9	$21.5

Sanofi Collaboration Revenue
The collaboration revenue we earned from Sanofi, as detailed below, consisted primarily of reimbursement for research and development expenses that we incurred, our share of losses in connection with Sanofi's commercialization of ZALTRAP, recognition of a substantive milestone payment, and revenue related to non-refundable up-front payments.
In addition, Sanofi collaboration revenue for the nine months ended September 30, 2013 was reduced by two $10.0 million up-front payments to Sanofi in connection with our acquisition from Sanofi of full exclusive rights to two families of novel antibodies, as described below.

Sanofi Collaboration Revenue	Nine months ended September 30,
(In millions)	2013	2012
ZALTRAP:
Regeneron's share of losses in connection with commercialization of ZALTRAP	$(22.6)	$(19.5)
Substantive milestone payment		50.0
Reimbursement of Regeneron research and development and other expenses	8.0	9.0
Recognition of deferred revenue related to up-front payments	4.1	8.3
Total ZALTRAP	(10.5)	47.8
Antibody:
Reimbursement of Regeneron research and development expenses	342.0	263.5
Up-front payments to Sanofi for acquisition of rights related to two antibodies	(20.0)
Recognition of deferred revenue related to up-front and other payments	6.5	6.5
Recognition of revenue related to VelociGene agreement	1.2	1.2
Total Antibody	329.7	271.2
Total Sanofi collaboration revenue	$319.2	$319.0

Sanofi commenced sales of ZALTRAP (ziv-aflibercept) Injection for Intravenous Infusion, in combination with FOLFIRI, for patients with mCRC that is resistant to or has progressed following an oxaliplatin-containing regimen, in the United States in the third quarter of 2012 and in certain European and other countries in the first quarter of 2013. Regeneron's share of the loss in connection with commercialization of ZALTRAP, as shown in the table below, represents our 50% share of ZALTRAP net product sales less cost of goods sold and shared commercialization and other expenses.

Regeneron's share of losses in connection with commercialization of ZALTRAP	Nine months ended September 30,
(In millions)	2013	2012
Net product sales by Sanofi	$50.5	$8.3
Regeneron's share of collaboration losses	(22.6)	(19.5)
Our share of the loss increased in the first nine months of 2013, compared to the first nine months of 2012, because of higher costs in connection with launching and commercializing ZALTRAP which were only partly offset by net product sales. Sanofi provides us with an estimate of our share of the profit or loss from commercialization of ZALTRAP for the most recent fiscal quarter. Sanofi's estimates of net products sales and related expenses for such quarter are reconciled to their actual net product sales and related expenses in the subsequent fiscal quarter, and our portion of the profit or loss is adjusted accordingly, as necessary.
In the third quarter of 2012, we earned a $50.0 million substantive milestone payment from Sanofi upon FDA approval of ZALTRAP.

Recognition of deferred revenue related to the ZALTRAP up-front payments from Sanofi decreased in the first nine months of 2013, compared to the same period of 2012, due to lengthening the estimated performance period over which this deferred revenue is being recognized, effective in the first quarter of 2013.
In the first nine months of 2013, Sanofi's reimbursement of our antibody expenses consisted of $134.3 million under our discovery agreement and $207.7 million of development costs under our license agreement, compared to $140.7 million and $122.8 million, respectively, in the first nine months of 2012. The higher reimbursement of development costs in the first nine months of 2013, compared to the same period of 2012, was primarily due to increased development activities for alirocumab and dupilumab.
As described above, in May 2013, we made two $10.0 million up-front payments to Sanofi in connection with acquiring from Sanofi full exclusive rights to antibodies targeting the PDGF family of receptors and ligands in ophthalmology and all other indications and to antibodies targeting the Ang2 receptor and ligand in ophthalmology.
Bayer HealthCare Collaboration Revenue
The collaboration revenue we earned from Bayer HealthCare, as detailed below, consisted primarily of our share of profits in connection with commercialization of EYLEA outside the United States, recognition of sales and substantive development milestone payments, cost-sharing of Regeneron EYLEA development expenses and reimbursement of other Regeneron EYLEA expenses, and revenue related to a non-refundable $75.0 million up-front payment received in 2006 and a $20.0 million milestone payment received in 2007 (which, for the purpose of revenue recognition, was not considered substantive).

Bayer HealthCare Collaboration Revenue	Nine months ended September 30,
(In millions)	2013	2012
Regeneron's net profit in connection with commercialization of EYLEA outside the United States	$57.2
Sales and substantive development milestone payments	45.0	$15.0
Cost-sharing of Regeneron EYLEA development expenses	14.5	27.4
Reimbursement of other Regeneron EYLEA expenses	12.0
Recognition of deferred revenue related to up-front and other milestone payments	5.9	5.9
Total Bayer HealthCare collaboration revenue	$134.6	$48.3
Bayer HealthCare commenced sales of EYLEA for the treatment of wet AMD in the fourth quarter of 2012 following receipt of regulatory approvals in the EU, Japan, and other countries. Regeneron's net profit in connection with commercialization of EYLEA outside the United States is summarized below.

Regeneron's Net Profit from EYLEA Sales Outside the United States	Nine months ended September 30, 2013
(In millions)
Net product sales outside the United States	$288.3
Regeneron's share of collaboration profit from sales outside the United States	100.1
Reimbursement of EYLEA development expenses incurred by Bayer HealthCare in accordance with Regeneron's payment obligation	(42.9)
Regeneron's net profit in connection with commercialization of EYLEA outside the United States	$57.2
Bayer HealthCare records revenue from sales of EYLEA outside the United States. Bayer HealthCare provides us with an estimate of our share of the profit or loss, including the Japan royalties we earned, from commercialization of EYLEA outside the United States for the most recent fiscal quarter. Their estimate is reconciled to their actual revenues from sales of EYLEA outside the United States and related expenses in the subsequent fiscal quarter, and our portion of the profit or loss is adjusted accordingly, as necessary. In the first nine months of 2013, our share of the profit and the Japan royalties we earned from commercialization of EYLEA outside the United States were partly offset by our contractual obligation to reimburse Bayer HealthCare for a portion of the agreed-upon development expenses previously incurred by Bayer HealthCare.
In the third quarter of 2013, we earned a $15.0 million substantive development milestone payment from Bayer HealthCare upon receipt of marketing approval in the EU for EYLEA for the treatment of macular edema secondary to CRVO. In addition, we earned, and recorded as revenue in the third quarter of 2013, two $15.0 million sales milestone payments from Bayer HealthCare upon total aggregate net sales of EYLEA outside the United States exceeding $200 million and $300 million, respectively, over a twelve-month period. In the third quarter of 2012, we earned a $15.0 million substantive development milestone payment from Bayer HealthCare upon receipt of marketing approval in Japan for EYLEA for the treatment of wet AMD.
Cost-sharing of our global EYLEA development expenses with Bayer HealthCare decreased in the first nine months of 2013 compared to the same period in 2012, as we incurred lower costs in connection with winding down various Phase 3 EYLEA clinical studies.
Reimbursement of other Regeneron EYLEA expenses in the first nine months of 2013 primarily related to Bayer HealthCare's share of royalties payable to Genentech in connection with ex-US sales of EYLEA.
Technology Licensing Revenue
In connection with the amendment and extension of our VelocImmune license agreement with Astellas, in August 2010, we received a $165.0 million up-front payment, which was deferred upon receipt and is being recognized as revenue ratably over a seven-year period beginning in June 2011. In the first nine months of both 2013 and 2012, we recognized $17.7 million of technology licensing revenue related to this agreement.
Other Revenue
Under a June 2009 agreement with Novartis, we receive royalties on worldwide sales of Novartis' canakinumab. In the first nine months of 2013 and 2012, other revenue included $3.1 million and $2.1 million, respectively, of royalties from Novartis.
Expenses
Total operating expenses increased to $946.4 million in the first nine months of 2013 from $651.8 million in the first nine months of 2012. Our average headcount in the first nine months of 2013 increased to 2,098 from 1,791 in the same period of 2012, principally in connection with expanding our research and development, and commercialization, activities.
Operating expenses in the first nine months of 2013 and 2012 included a total of $143.2 million and $63.4 million, respectively, of Non-cash Compensation Expense. The increase in total Non-cash Compensation Expense in the first nine months of 2013 was primarily attributable to the higher fair market value of our Common Stock on the date of our annual employee option grants made in December 2012 compared to recent prior years.

Research and Development Expenses
Research and development expenses increased to $591.8 million in the first nine months of 2013 from $444.5 million in the same period of 2012. The following table summarizes the major categories of our research and development expenses for the nine months ended September 30, 2013 and 2012:

Research and Development Expenses	Nine months ended September 30,		Increase
(In millions)	2013	2012	(Decrease)
Payroll and benefits (1)	$215.0	$155.1	$59.9
Clinical trial expenses	94.2	67.1	27.1
Clinical manufacturing costs (2)	151.2	105.7	45.5
Research and other development costs	51.0	43.2	7.8
Occupancy and other operating costs	68.6	57.6	11.0
Cost-sharing of Bayer HealthCare EYLEA development expenses (3)	11.8	15.8	(4.0)
Total research and development expenses	$591.8	$444.5	$147.3

(1)	Includes Non-cash Compensation Expense of $72.9 million for the nine months ended September 30, 2013 and $31.9 million for the nine months ended September 30, 2012.

(2)
Represents the full cost of manufacturing drug for use in research, preclinical development, and clinical trials, including related payroll and benefits, Non-cash Compensation Expense, manufacturing materials and supplies, drug filling, packaging, and labeling costs, depreciation, and occupancy costs of our Rensselaer manufacturing facility. Includes Non-cash Compensation Expense of $9.8 million for the nine months ended September 30, 2013 and $3.4 million for the nine months ended September 30, 2012.

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

Payroll and benefits increased principally due to the increase in employee headcount and Non-cash Compensation Expense, as described above. Clinical trial expenses increased due primarily to higher costs for clinical studies of alirocumab, dupilumab, and other early stage antibody candidates, partly offset by lower costs related to our Phase 3 trials of EYLEA in wet AMD and macular edema following CRVO, and ARCALYST, which have concluded. Clinical manufacturing costs increased primarily due to higher costs related to manufacturing alirocumab, dupilumab, and other earlier-stage antibody product candidates, partly offset by lower costs related to manufacturing clinical supplies of ARCALYST. Occupancy and other operating costs increased principally in connection with our higher headcount, expanded research and development activities, and higher facility-related costs at our leased facilities in Tarrytown, New York.

We prepare estimates of research and development costs for projects in clinical development, which include direct costs and allocations of certain costs such as indirect labor, Non-cash Compensation Expense, and manufacturing and other costs related to activities that benefit multiple projects, and, under our collaboration with Bayer HealthCare, the portion of Bayer HealthCare's EYLEA development expenses that we are obligated to reimburse. Our estimates of research and development costs for research and clinical development programs are shown below.

Project Costs	Nine months ended September 30,		Increase
(In millions)	2013	2012	(Decrease)
EYLEA	$94.0	$93.6	$0.4
Alirocumab	96.8	44.8	52.0
Sarilumab	26.8	21.8	5.0
Dupilumab	59.0	19.2	39.8
ARCALYST	5.1	32.5	(27.4)
Other product candidates in clinical development	87.5	40.6	46.9
Other research programs and unallocated costs	222.6	192.0	30.6
Total research and development expenses	$591.8	$444.5	$147.3
For the reasons described above under "Research and Development Expenses" for the three months ended September 30, 2013 and 2012, and due to the variability in the costs necessary to develop a pharmaceutical product and the uncertainties related to future indications to be studied, the estimated cost and scope of the projects, and our ultimate ability to obtain governmental approval for commercialization, accurate and meaningful estimates of the total cost to bring our product candidates to market are not available. Similarly, we are currently unable to reasonably estimate if our product candidates or additional indications for our marketed products in clinical development will generate material product revenues and net cash inflows.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased to $247.3 million in the first nine months of 2013 from $153.0 million in the same period of 2012 primarily due to higher expenses in connection with commercialization of EYLEA, including the Branded Prescription Drug Fee (as described in the Liquidity and Capital Resources section below) and contributions to a not-for-profit organization that assists patients with chronic disease conditions, and higher Non-cash Compensation Expense principally for the reason described above. Selling, general, and administrative expenses included $59.2 million and $27.4 million of Non-cash Compensation Expense in the first nine months of 2013 and 2012, respectively.
Cost of Goods Sold
Cost of goods sold increased to $83.6 million in the first nine months of 2013 from $54.3 million in the same period of 2012 due to increased sales of EYLEA. Cost of goods sold primarily consisted of royalties, as well as costs in connection with producing EYLEA and ARCALYST commercial supplies. In addition, cost of goods sold in the first nine months of 2013 and 2012 included inventory write-downs and reserves totaling $4.8 million and $8.6 million, respectively.
Cost of Collaboration Manufacturing
We manufacture commercial supplies of product for our collaborators. Cost of collaboration manufacturing in the first nine months of 2013 was $23.7 million, which primarily consisted of third-party royalties, as well as costs in connection with producing commercial supplies for our collaborators. When the product is sold by our collaborators to third-party customers, our risk of inventory loss no longer exists, and we therefore recognize our related manufacturing costs for the sold product as cost of collaboration manufacturing.
Other Income and Expense
Interest expense increased slightly to $34.8 million in the first nine months of 2013 from $33.8 million in the same period of 2012. In October 2011, we issued $400.0 million aggregate principal amount of 1.875% convertible senior notes. Total interest expense in the first nine months of 2013 and 2012 associated with these notes, including amortization of the note discount and debt issuance costs, was $22.6 million and $21.6 million, respectively.

Income Taxes
In the first nine months of 2013, we recorded a $187.7 million income tax provision. The effective tax rate for the first nine months was 36.4%, which included, as a discrete item, the favorable impact of the enactment of The American Taxpayer Relief Act in January 2013. The American Taxpayer Relief Act included a provision to extend the income tax credit for increased research activities retroactively to the tax year ended December 31, 2012, as well as for the current year. As a result, our 2012 research tax credit reduced our effective tax rate for the first nine months of 2013 by 4.3%.
In the first nine months of 2012, income tax expense relating to our pre-tax income was fully offset by a reversal of a portion of our valuation allowance. As of September 30, 2012, we continued to recognize a full valuation allowance against our net operating loss carry-forward and other deferred tax assets since we had an extended history of losses. In the fourth quarter of 2012, we recorded an income tax benefit attributable to the release of substantially all of the remaining valuation allowance against our deferred tax assets. The decision to release this valuation allowance was made after we determined that it was more likely than not that these deferred tax assets would be realized.

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
Sources and Uses of Cash for the Nine Months Ended September 30, 2013 and 2012
At September 30, 2013, we had $775.2 million in cash, cash equivalents, and marketable securities compared with $587.5 million (including $8.2 million of restricted cash and marketable securities) at December 31, 2012. In connection with our product launch of EYLEA in November 2011, we have offered extended payment terms to our EYLEA customers. As a result, due to the growth of our EYLEA product sales, our net trade accounts receivable increased to $855.8 million at September 30, 2013 from $593.2 million at December 31, 2012. During the nine months ended September 30, 2013, we collected $807.8 million of EYLEA trade receivables.
Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities was $306.9 million in the first nine months of 2013. Our net income of $327.6 million in the first nine months of 2013 included the following non-cash expenses: (i) Non-cash Compensation Expense of $143.2 million, (ii) depreciation and amortization of $29.9 million, (iii) non-cash interest expense of $17.3 million, primarily resulting from the amortization of the discount and debt issuance costs in connection with our convertible senior notes, which were issued in October 2011, and (iv) other non-cash charges, including $4.8 million of inventory write-downs and reserves. In addition, deferred tax assets at September 30, 2013 decreased by $82.9 million, compared to end-of-year 2012, primarily due to utilization of these assets to offset income taxes payable for the first nine months of 2013.
At September 30, 2013, Sanofi and trade accounts receivable increased by $299.7 million, compared to end-of-year 2012, primarily due to higher trade accounts receivable in connection with EYLEA product sales, as described above. Prepaid expenses and other assets increased by $84.1 million, compared to end-of-year 2012, primarily due to higher balances of capitalized inventory costs, principally in connection with EYLEA commercial supplies, and a higher receivable balance due from Bayer HealthCare in connection with the launch of EYLEA outside the United States. Our deferred revenue at September 30, 2013 decreased by $20.8 million, compared to end-of-year 2012, primarily due to amortization of a previously deferred $165.0 million payment under our license agreement with Astellas and amortization of previously deferred payments under our Sanofi and Bayer HealthCare collaborations, partly offset by costs of product manufactured and shipped to Sanofi and Bayer HealthCare for which recognition of revenue has been deferred. Accounts payable, accrued expenses, and other liabilities increased by $94.9 million million, compared to end-of-year 2012, primarily due to higher sales-related charges, deductions, and royalties related to EYLEA, higher payroll-related liabilities, and higher liabilities for capital expenditures.
Net cash used in operating activities was $167.8 million in the first nine months of 2012. Our net income of $279.9 million in the first nine months of 2012 included the following non-cash expenses: (i) Non-cash Compensation Expense of $63.4 million, (ii) depreciation and amortization of $27.2 million, (iii) non-cash interest expense of $17.0 million, primarily resulting from the amortization of the discount and debt issuance costs in connection with our convertible senior notes, which were issued in October 2011, and (iv) other non-cash charges, including $8.6 million of inventory write-downs and reserves.

At September 30, 2012, Sanofi and trade accounts receivable increased by $498.2 million, compared to end-of-year 2011, primarily due to higher trade accounts receivable in connection with higher EYLEA product sales and the extended payment terms granted to our EYLEA customers, as described above. Prepaid expenses and other assets increased by $71.2 million, compared to end-of-year 2011, primarily due to (i) the $15.0 million milestone payment which was receivable from Bayer HealthCare at September 30, 2012, (ii) an increase in capitalized inventories, principally in connection with EYLEA commercial supplies, and (iii) an increase in prepaid royalties resulting from the $60.0 million payment we made in the third quarter of 2012 related to our Non-Exclusive License and Partial Settlement Agreement with Genentech. Our deferred revenue at September 30, 2012 decreased by $28.6 million, compared to end-of-year 2011, primarily due to amortization of a previously received and deferred $165.0 million payment under our license agreement with Astellas and amortization of previously deferred payments under our Sanofi and Bayer HealthCare collaborations. Accounts payable, accrued expenses, and other liabilities increased by $29.2 million at September 30, 2012, compared to end-of-year 2011, primarily due to higher sales-related deductions in connection with EYLEA.
Cash Used in Investing Activities
Net cash used in investing activities was $245.5 million and $172.2 million in the first nine months of 2013 and 2012, respectively. In the first nine months of 2013 and 2012, purchases of marketable securities exceeded sales or maturities of marketable securities by $158.2 million and $137.5 million, respectively. Capital expenditures of $87.3 million and $34.2 million in the first nine months of 2013 and 2012, respectively, included costs in connection with expanding our Rensselaer, New York manufacturing facilities and tenant improvement and associated costs related to our leased facilities in Tarrytown, New York.
Cash Used in Financing Activities
Net cash used in financing activities was $28.4 million and $24.6 million in the first nine months of 2013 and 2012, respectively. Proceeds from issuances of Common Stock were $41.7 million in the first nine months of 2013, compared to $48.4 million in the first nine months of 2012. In addition, payments for employee tax obligations in connection with stock option exercises were $166.4 million in the first nine months of 2013, compared to $71.5 million in the first nine months of 2012. Cash flows from financing activities also increased due to utilization of excess tax benefits in connection with stock option exercises, which offset cash tax obligations.
Fair Value of Marketable Securities
At September 30, 2013 and December 31, 2012, we held marketable securities, which were primarily issued by investment grade institutions, whose aggregate fair value totaled $511.9 million and $354.9 million, respectively. The composition of our portfolio of marketable securities on these dates was as follows:

	September 30, 2013		December 31, 2012
Investment type	Fair Value	Percent	Fair Value	Percent
Unrestricted
U.S. government and government agency obligations	$106.8	21%	$328.1	92%
Corporate bonds	303.2	59%
Commercial paper	57.1	11%
Municipal bonds	26.8	5%	17.5	5%
International government agency obligations	8.3	2%
Certificates of deposit	7.5	2%
Equity securities	2.2		3.4	1%
Total unrestricted marketable securities	511.9	100%	349.0	98%
Restricted
U.S. government obligations			5.9	2%
Total marketable securities	$511.9	100%	$354.9	100%
In addition, at September 30, 2013, we had $263.2 million of cash and cash equivalents, primarily held in bank deposits and money market funds. At December 31, 2012, we had $232.6 million of cash, cash equivalents, and restricted cash, primarily held in money market funds that invest in U.S. government securities. During the second quarter of 2013, either due to cancellation of the associated letter of credit or easing of lender requirements, all formerly restricted marketable securities were reclassified as unrestricted on our balance sheet.
Capital Expenditures
Our cash expenditures for property, plant, and equipment totaled $87.3 million for the first nine months of 2013 and $34.2 million in the first nine months of 2012.
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
We expect to incur total capital expenditures of approximately $350 to $450 million over the course of the fourth quarter of 2013 and in 2014 primarily in connection with expanding our manufacturing facilities at our Rensselaer facility, tenant improvements at our leased Tarrytown facilities, purchasing and commencing renovations on the new Limerick facility described above (predicated on finalizing its purchase), and purchases of equipment.
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
Effective May 17, 2013, we entered into an Amended and Restated Non-Exclusive License and Settlement Agreement with Genentech (the Amended Genentech Agreement), which amended the Original Genentech Agreement to now include all sales of EYLEA worldwide and ended the litigation relating to those matters. Under the Amended Genentech Agreement, we received a worldwide non-exclusive license to the Davis-Smyth patents, and certain other patents, owned or co-owned by Genentech for the prevention or treatment of human eye diseases and eye disorders through administration of EYLEA to the eye. Under the Amended Genentech Agreement, we are obligated to make payments to Genentech based on sales of EYLEA in the United States and EYLEA manufactured in the United States and sold outside the United States through May 7, 2016 using the same milestone and royalty rates as in the Original Genentech Agreement. EYLEA is sold outside the United States by affiliates of Bayer HealthCare under our license and collaboration agreement. All payments to Genentech under the Original Genentech Agreement and the Amended Genentech Agreement have been or will be made by Regeneron. Bayer HealthCare will share in all such payments based on the proportion of ex-U.S. EYLEA sales to worldwide EYLEA sales and determined consistent with the license and collaboration agreement.
Also on May 17, 2013, we entered into a Non-Exclusive License and Settlement Agreement (the ZALTRAP Agreement), with Genentech, Sanofi U.S. Services, Inc. and Sanofi-Aventis U.S. LLC (the latter two entities, collectively, Sanofi) under which we and Sanofi received a worldwide non-exclusive license to the Davis-Smyth patents, and certain other patents, in all indications for human use other than the prevention or treatment of eye diseases and eye disorders through administration to the eye. Under the terms of the ZALTRAP Agreement, payments are required to be made to Genentech based on sales of ZALTRAP in the United States and of ZALTRAP that is manufactured in the United States and sold outside the United States through May 7, 2016. A payment of $19 million is required to be made upon cumulative relevant sales of ZALTRAP reaching $200 million. In addition, royalty payments are required to be made to Genentech based upon 4.5% of cumulative relevant sales of ZALTRAP between $400 million and $1 billion and 6.5% of any cumulative relevant sales of ZALTRAP over $1 billion. All payments to Genentech under the ZALTRAP Agreement will be made by Sanofi, and we will share in all such payments.
Tarrytown, New York Leases
In April 2013, we entered into a new lease agreement for approximately 297,000 square feet of additional new laboratory and office space to be constructed in two new buildings (the Buildings), which are expected to be completed in late 2015, at our current Tarrytown, New York location. The initial term of the lease, which is expected to commence in mid-2014, is approximately 15 years and contains three renewal options to extend the term of the lease by five years each. The lease provides for (i) monthly payments over its term, which will be based on the landlord's costs of construction and tenant allowances, and (ii) additional charges for utilities, taxes, and operating expenses. Based upon various factors, including our involvement in the Buildings' construction and our responsibility for directly paying for a substantial portion of tenant improvements, we are deemed, in substance, to be the owner of the landlord's Buildings in accordance with the application of FASB authoritative guidance. Consequently, we capitalize the landlord's costs of constructing these new facilities as a non-cash transaction, offset by a corresponding lease obligation on our balance sheet. We will allocate a portion of our future lease payments to the Buildings and the land on which the Buildings are being constructed. The land element of the lease is treated for accounting purposes as an operating lease.
In April 2013, we also executed an early renewal of approximately 360,000 square feet of space that we currently lease at our Tarrytown location. The early renewal extended the term of the lease from June 2024 to June 2029.
Funding Requirements
We expect continued growth in our expenditures, particularly in connection with our research and development activities (including preclinical and clinical testing), capital expenditures, and commercialization of EYLEA. We believe that our existing capital resources, funds generated by anticipated EYLEA net product sales, and funding for reimbursement of development costs that we are entitled to receive under our collaboration agreements will enable us to meet our projected operating needs for the foreseeable future. As described above, research and development expenses that we incur in connection with our ZALTRAP and antibodies collaborations are generally funded by Sanofi, except that following receipt of the first positive Phase 3 trial results for a co-developed antibody drug candidate, subsequent Phase 3 trial-related costs for that drug candidate are shared 80% by Sanofi and 20% by us. In addition, as described above, we and Bayer HealthCare share agreed-upon development expenses that both companies incur in connection with our EYLEA collaboration.
As described above, in May 2013, we acquired from Sanofi full exclusive rights to antibodies targeting the PDGF family of receptors and ligands in ophthalmology and all other indications and to antibodies targeting the Ang2 receptor and ligand in ophthalmology. With respect to PDGF antibodies, we made a $10.0 million up-front payment to Sanofi in May 2013, and are obligated to pay up to $40 million in potential development milestone payments and royalties on any future sales. With respect to Ang2 antibodies in ophthalmology, we also made a $10.0 million up-front payment to Sanofi in May 2013, and are obligated to pay a potential $5 million development milestone payment and royalties on any future sales.
Under our collaboration agreements with Sanofi and Bayer HealthCare, we and our collaborator share profits and losses in connection with commercialization of drug products. Profits or losses under each collaboration are measured by calculating net sales less cost of goods sold and shared commercialization and other expenses. If the applicable collaboration becomes profitable, we have contingent contractual obligations to reimburse Sanofi and Bayer HealthCare for a defined percentage (generally 50%) of agreed-upon development expenses incurred by Sanofi and Bayer HealthCare, respectively. These reimbursements would be deducted each quarter, in accordance with a formula, from our share of the collaboration profits (and, for our ZALTRAP collaboration with Sanofi and our Bayer HealthCare collaboration, royalties on product sales in Japan) otherwise payable to us, unless, in some cases, we elect to reimburse these expenses at a faster rate. In particular, as of December 31, 2012, our reimbursement obligation to Sanofi for ZALTRAP was approximately $419 million, while our reimbursement obligation to Bayer HealthCare for EYLEA was approximately $264 million. Therefore, we expect that, initially, our share of profits from sales of ZALTRAP, and a portion of our share of profits from sales of EYLEA outside the United States, will be used to reimburse our collaborators for these obligations.
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
As described above, in the first nine months of 2013 and 2012, we made cash payments of $166.4 million and $71.5 million, respectively, for employee tax obligations in connection with stock option exercises. Future cash requirements for such payments will depend on various factors, including the level of stock option grants and exercises, the level of restricted stock grants, and the sales prices of our Common Stock, and may continue to be substantial.
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
In connection with our collaboration with Bayer HealthCare, we are entitled to receive a $10 million future milestone payment related to pricing approval of EYLEA for CRVO in the first major market country outside the United States, as well as up to $105 million in additional sales milestones based on total twelve-month sales of EYLEA outside the United States achieving certain specified levels up to $1 billion. Under the terms of our ZALTRAP collaboration agreement with Sanofi, we are also entitled to receive milestone payments upon receipt of additional specified marketing approvals.
Other than letters of credits totaling $1.5 million as of September 30, 2013, we have no off-balance sheet arrangements. A $3.4 million letter of credit was canceled in April 2013 in connection with the amendment of our Tarrytown lease, as described above. As of September 30, 2013, we had no other banking arrangements that provided short-term financing or lines of credit. In November 2013, we filed a shelf registration statement on Form S-3, to replace the shelf registration that expired in October 2013, registering the sale, in one or more offerings, of an indeterminate amount of equity or debt securities, together or separately. There is no assurance, however, that we will be able to complete any offerings of securities under this shelf or other registration statements. Factors influencing the availability of additional financing include our progress in product development and commercialization, investor perception of our prospects, and the general condition of the financial markets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risks, and the way we manage them, are summarized in Part II, Item 7A, "Quantitative and Qualitative Disclosures Around Market Risk" of our 2012 Form 10-K. There have been no material changes to our market risks or to our management of such risks during the nine months ended September 30, 2013.

ITEM 4. CONTROLS AND PROCEDURES
Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer each concluded that, as of the end of such period, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported on a timely basis, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
From time to time, we are a party to legal proceedings in the course of our business. We do not expect any such current legal proceedings to have a material adverse effect on our business or financial condition.
On September 25, 2013, we commenced patent infringement litigation against Kymab Ltd, a company based in the United Kingdom, in the English High Court of Justice, Chancery Division, Patents Court, in London. We claim infringement of one or more claims of our European Patent No. 1,360,287 (the '287 Patent), which concerns genetically altered mice capable of producing chimeric antibodies that are part human and part mouse. These chimeric antibodies can later be altered to produce high-affinity fully human monoclonal antibodies. The lawsuit seeks, among other types of relief, an injunction and an account of profits in connection with Kymab’s infringing acts, which may include, among other things, the making, use, keeping, sale, or offer for sale of genetically engineered mice (or certain cells from which they are derived) that infringe one or more claims of the '287 Patent, as well as the use of the process described in the ‘287 Patent for making such products.

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
Risks Related to Our Financial Results, Liquidity, and Need for Additional Financing
We have a history of operating losses and have only recently achieved profitability. If we cannot sustain profitability, our business, prospects, operating results, and financial condition would be materially harmed.
Beginning in the first quarter of 2012, we reported profitability; prior to that, we generally incurred net losses. From inception on January 8, 1988 through September 30, 2013, we had a cumulative loss of $189.5 million. If we cannot sustain profitability, we may be unable to continue our operations. In the absence of substantial revenue from the sale of products on an ongoing basis, including our sales of EYLEA and ARCALYST, and our share of the profits from Sanofi's sales of ZALTRAP and Bayer HealthCare's sales of EYLEA outside the United States, or from other sources, the amount, timing, nature or source of which cannot be predicted, we may incur substantial losses again as we conduct our research and development activities, commercialize our approved products, and prepare for possible commercialization of our other product candidates and new indications of our marketed products.
We may need additional funding in the future, which may not be available to us, and which may force us to delay, reduce or eliminate our product development programs or commercialization efforts.
We expend substantial resources for research and development, including costs associated with clinical testing of our product candidates and new indications of our marketed products, the commercialization of products, and capital expenditures. We believe our existing capital resources, together with funds generated by current and anticipated EYLEA net product sales and funding we are entitled to receive under our collaboration agreements, will enable us to meet our anticipated operating needs for the foreseeable future. However, one or more of our collaboration agreements may terminate, our revenues may fall short of our projections or be delayed, or our expenses may increase, any of which could result in our capital being consumed significantly faster than anticipated. In addition, our expenses may increase for many reasons, including expenses in connection with the ongoing launch and marketing of EYLEA and the potential commercial launches of our late-stage product candidates and new indications for our marketed products, manufacturing scale-up, expenses related to clinical trials testing EYLEA and antibody product candidates we are developing on our own (without Sanofi), and expenses related to the potential requirement for us to fund 20% of Phase 3 clinical trial costs for any of our antibody product candidates being developed in collaboration with Sanofi.
We cannot be certain that our existing capital resources and our current and anticipated revenues will be sufficient to meet our operating needs. We may require additional financing in the future and we may not be able to raise additional funds. Our ability to obtain additional financing on acceptable terms could be adversely affected if there is a significant decline in the demand for our products or other significantly unfavorable changes in economic conditions. Volatility in the financial markets could increase borrowing costs or affect our ability to raise capital. If additional financing is necessary and we are able to obtain it through the sale of equity securities, such sales will likely be dilutive to our shareholders. Debt financing arrangements may require us to pledge certain assets or enter into covenants that would restrict our business activities or our ability to incur further indebtedness and may be at interest rates and contain other terms that are not favorable to our shareholders. Should we require and be unable to raise sufficient funds (i) to complete the development of our product candidates, (ii) to successfully commercialize our late-stage product candidates or new indications for our marketed products if they obtain regulatory approval, and (iii) to continue our manufacturing and marketing of EYLEA for the treatment of wet AMD and macular edema following CRVO, we may face delay, reduction, or elimination of our research and development or preclinical or clinical programs and our commercialization activities, which would significantly limit our potential to generate revenue.
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
Our investments are subject to risks and other external factors that may result in losses or affect the liquidity of these investments.
As of September 30, 2013, we had $263.2 million in cash and cash equivalents and $512.0 million in marketable securities. Our investments consist primarily of fixed-income securities, including certificates of deposit, money-market funds, U.S. and foreign government obligations, investment-grade corporate bonds, and municipal securities. These investments are subject to external factors that may adversely affect their market value or liquidity, such as interest rate, liquidity, market, and issuer credit risks, including actual or anticipated changes in credit ratings. If our investments suffer market price declines that are other than temporary, their value could be impaired, which may have an adverse effect on our financial condition and operating results.
Risks Related to Commercialization of EYLEA
We are substantially dependent on the success of EYLEA. If we are unable to continue to commercialize EYLEA or if we are unable to obtain additional marketing approvals, our business, prospects, operating results, and financial condition will be materially harmed.
EYLEA net sales represent a substantial portion of our revenues and this concentration of our net sales in a single product makes us substantially dependent on that product. In the nine months ended September 30, 2013 and in 2012, EYLEA net sales represented 67% and 58% of our total revenues, respectively. If we were to experience difficulty with the commercialization of EYLEA in the United States, if Bayer HealthCare were to experience any difficulty with the commercialization of EYLEA outside the United States, or if we and Bayer HealthCare are unable to maintain current marketing approvals of EYLEA, we may experience a reduction in revenue and may not be able to sustain profitability, and our business, prospects, operating results, and financial condition would be materially harmed. In addition, if we are unable to obtain approval of EYLEA in the United States for the treatment of DME, or if Bayer HealthCare is unable to obtain approval of EYLEA in additional countries or in additional indications, our prospects would be materially harmed.
We are subject to significant ongoing regulatory obligations and oversight with respect to EYLEA. If we fail to maintain regulatory compliance for EYLEA, we may lose marketing approval, which would materially harm our business, prospects, operating results, and financial condition.
EYLEA is currently available in the United States for treatment of wet AMD and macular edema following CRVO, and in the United Kingdom, Germany, Switzerland, Australia, Japan, and certain other countries for the treatment of wet AMD. Additionally, marketing approval has been obtained in the EU for EYLEA for the treatment of visual impairment due to macular edema secondary to CRVO. We are subject to significant ongoing regulatory obligations with respect to EYLEA for the treatment of wet AMD and macular edema following CRVO in the United States and the EU, and, in other countries, the commercialization of EYLEA is subject to additional significant ongoing regulatory obligations and oversight in those countries where the product is approved. If we fail to maintain regulatory compliance for EYLEA for the treatment of wet AMD and macular edema following CRVO, we may lose marketing approval, which would materially harm our business, prospects, operating results, and financial condition. Failure to comply may also subject us to sanctions, product recalls, or withdrawals of previously approved marketing applications. See also “Risks Related to Manufacturing and Supply—If we fail to meet the stringent requirements of governmental regulation in the manufacture of drug products or product candidates, we could incur substantial remedial costs, delays in the development or approval of our product candidates or new indications for our marketed products and/or in their commercial launch if they obtain regulatory approval, and a reduction in sales” below.

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
Our sales of EYLEA are dependent on the availability and extent of reimbursement from third-party payers, and changes to such reimbursement may materially harm our business, prospects, operating results, and financial condition.
Our sales in the United States of EYLEA are dependent, in part, on the availability and extent of reimbursement from third-party payers, including private payer healthcare and insurance programs and government programs such as Medicare and Medicaid. Sales of EYLEA in other countries are dependent, in part, on similar programs in those countries. In the United States, there is an increased focus from the federal government and others on analyzing the impact of various regulatory programs on the federal deficit, which could result in increased pressure on federal programs to reduce costs, including limiting federal healthcare expenditures. Economic pressure on state budgets may also have a similar impact. A reduction in the availability or extent of reimbursement from U.S. government programs could have a material adverse effect on the sales of EYLEA. Since EYLEA is too expensive for most patients to afford without health insurance coverage, if adequate coverage and reimbursement by third-party payers, including Medicare and Medicaid in the United States, is not available, our ability to successfully commercialize EYLEA will be materially adversely impacted. Our sales and potential profits and our business, prospects, operating results, and financial condition would be materially harmed. See also "Risks Related to Commercialization of Products—The successful commercialization of our marketed products, as well as our late-stage product candidates or new indications for our marketed products, if approved, will depend on obtaining coverage and reimbursement for use of these products from third-party payers, including Medicare and Medicaid in the United States, and these payers may not agree to cover or adequately reimburse for use of our products or may do so at levels that make our products uncompetitive and/or unprofitable, which would materially harm our business, prospects, operating results, and financial condition" below.
The commercial success of EYLEA currently being marketed for the treatment of wet AMD and macular edema following CRVO is subject to strong competition.
The market for eye disease products is very competitive. Novartis and Genentech are collaborating on the commercialization and further development of a VEGF antibody fragment, Lucentis®, for the treatment of wet AMD, macular edema following CRVO, DME, visual impairment due to mCNV, and other eye indications. Lucentis® was approved by the FDA in June 2006 for the treatment of wet AMD, in June 2010 for the treatment of macular edema following RVO, CRVO, and BRVO, and in August 2012 for the treatment of DME. Lucentis® was also approved by the European Medicines Agency for wet AMD in January 2007, for DME in January 2011, for the treatment of macular edema following RVO, CRVO, and BRVO in June 2011, and for mCNV in July 2013. Many other companies are working on the development of product candidates and extended delivery devices for the potential treatment of wet AMD, DME and RVO including those that act by blocking VEGF and VEGF receptors, as well as small interfering ribonucleic acids (siRNAs) that modulate gene expression. For example, in January 2012, Genentech submitted an IND for such an extended delivery device. Ophthotech Corporation is developing Fovista™, an aptamer directed against platelet-derived growth factor subunit B (PDGF-B), as a product candidate intended to be used in combination with an anti-VEGF therapy in wet AMD. In June 2012, Ophthotech announced results of a Phase 2b study in wet AMD that it claimed demonstrated that Fovista™ administered in combination with Lucentis® resulted in increased visual outcomes compared to Lucentis® monotherapy, and in August 2013 announced the initiation of patient enrollment in a Phase 3 study consisting of three clinical trials evaluating the safety and efficacy of the Fovista™/anti-VEGF combination. Allergan is developing an anti-VEGF-A DARPin®, as well as a dual anti-VEGF-A/PDGF-B DARPin®, and its corresponding backups for the treatment of wet AMD and related conditions. Novartis is developing ESBA1008, an antibody fragment targeting VEGF-A for the treatment of wet AMD. ESBA1008 is currently being tested in a number of studies, including a head-to-head study against EYLEA.
In addition, ophthalmologists are using with success off-label, third-party repackaged versions of Genentech's approved VEGF antagonist, Avastin®, for the treatment of wet AMD, DME, and RVO. The relatively low cost of therapy with Avastin® in patients with wet AMD presents a significant competitive challenge in this indication. Long-term, controlled clinical trials comparing Lucentis® to Avastin® in the treatment of wet AMD are being conducted. One-year data from the Comparison of Age-Related Macular Degeneration Treatments Trial (CATT) were reported in April 2011 and indicated that Avastin® dosed monthly was non-inferior to Lucentis® dosed monthly in the primary efficacy endpoint of mean visual acuity gain at 52 weeks. Two-year data from CATT were reported in April 2012 and indicated that monthly Avastin® was non-inferior to monthly Lucentis® in mean visual acuity gain; as-needed dosing was not non-inferior to monthly dosing. Avastin® is also being evaluated in eye diseases in trials that have been initiated in the United Kingdom, Canada, Brazil, Mexico, Germany, Israel, and other countries. Furthermore, Lucentis® and off-label use of Avastin® present significant competitive challenges as doctors and patients have had significant experience using these medicines. Moreover, the reported results of the CATT study, combined with the relatively low cost of Avastin® in treating patients with wet AMD, may well exacerbate the competitive challenge which EYLEA faces in this or other eye indications for which it may be approved. Finally, ZALTRAP has not been manufactured and formulated for use in intravitreal injections, and while we believe that ZALTRAP would not be well tolerated if administered directly to the eye, there is a risk that third parties may attempt to repackage ZALTRAP for off-label use and sale for the treatment of wet AMD and other diseases of the eye, which would present a potential low-cost competitive threat to EYLEA for wet AMD, macular edema following CRVO, or other eye indications. See also “Risks Related to Commercialization of Products—We may be unsuccessful in continuing the commercialization of our marketed products or in commercializing our product candidates or new indications for our marketed products, if approved, which would materially and adversely affect our business, profitability, and future prospects” below.
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
We cannot sell or market products without regulatory approval. If we do not maintain regulatory approval for our products EYLEA, ZALTRAP, and ARCALYST, and obtain regulatory approval for our product candidates, or new indications of our marketed products, including EYLEA for the treatment of ophthalmologic diseases other than wet AMD and macular edema following CRVO, the value of our company and our business, prospects, operating results, and financial condition will be materially harmed. Our product candidates, including EYLEA for DME and macular edema following BRVO, may not receive regulatory approval. If we are unable to obtain regulatory approval for EYLEA in DME and macular edema following BRVO, or if we are materially delayed in doing so, our business, prospects, operating results, and financial condition will be materially harmed. In addition, if we fail to maintain regulatory approval for EYLEA for the treatment of wet AMD and macular edema following CRVO, we may lose marketing approval and the ability to generate EYLEA product sales revenue, which would materially and negatively impact our business, prospects, operating results, and financial condition.
Obtaining and maintaining regulatory approval for drug products is costly, time-consuming, and highly uncertain.
In the United States, we must obtain and maintain approval from the FDA for each drug we intend to sell. Obtaining FDA approval is typically a lengthy and expensive process, and approval is highly uncertain. Foreign governments also regulate drugs distributed in their country and approval in any country is similarly likely to be a lengthy and expensive process, and approval is highly uncertain.
The FDA enforces Good Clinical Practices (GCPs) and other regulations through periodic inspections of trial sponsors, clinical research organizations (CROs), principal investigators, and trial sites. If we or any of the third parties conducting our clinical studies are determined to have failed to fully comply with GCPs, the study protocol or applicable regulations, the clinical data generated in those studies may be deemed unreliable. This could result in non-approval of our product candidates by the FDA, or we or the FDA may decide to conduct additional audits or require additional clinical studies, which would delay our development programs, require us to incur additional costs, and could substantially harm our business, prospects, operating results, and financial condition.

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
Many of our clinical trials are conducted under the oversight of Independent Data Monitoring Committees (IDMCs). These independent oversight bodies are made up of external experts who review the progress of ongoing clinical trials, including available safety and efficacy data, and make recommendations concerning a trial's continuation, modification, or termination based on interim, unblinded data. Any of our ongoing clinical trials may be discontinued or amended in response to recommendations made by responsible IDMCs based on their review of such interim trial results. For example, in September 2009, a Phase 3 trial that was evaluating ZALTRAP as a first-line treatment for metastatic pancreatic cancer in combination with gemcitabine was discontinued at the recommendation of an IDMC after a planned analysis of interim efficacy data determined that the trial would not meet its efficacy endpoint. The recommended termination of any of our ongoing late-stage clinical trials by an IDMC could negatively impact the future development of our product candidate(s), and our business, prospects, operating results, and financial condition may be materially harmed.
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
Serious complications or side effects in connection with the use of our products and in clinical trials for our product candidates and new indications for our marketed products could cause our regulatory approvals to be revoked or limited or lead to delay or discontinuation of development of our product candidates or new indications for our marketed products, which could severely harm our business, prospects, operating results, and financial condition.
During the conduct of clinical trials, patients report changes in their health, including illnesses, injuries, and discomforts, to their study doctor. Often, it is not possible to determine whether or not the drug candidate being studied caused these conditions. Various illnesses, injuries, and discomforts have been reported from time-to-time during clinical trials of our product candidates and new indications for our marketed products. It is possible that as we test our drug candidates or new indications in larger, longer, and more extensive clinical programs, or as use of these drugs becomes more widespread if they receive regulatory approval, illnesses, injuries, and discomforts that were observed in earlier trials, as well as conditions that did not occur or went undetected in previous trials, will be reported by patients. Many times, side effects are only detectable after investigational drugs are tested in large-scale, Phase 3 clinical trials or, in some cases, after they are made available to patients after approval. If additional clinical experience indicates that any of our product candidates or new indications for our marketed products has many side effects or causes serious or life-threatening side effects, the development of the product candidate may fail or be delayed, or, if the product candidate has received regulatory approval, such approval may be revoked, which would severely harm our business, prospects, operating results, and financial condition.
EYLEA is being studied in diseases of the eye in addition to wet AMD and macular edema following CRVO. There are many potential safety concerns associated with significant blockade of VEGF that may limit our ability to successfully develop and/or commercialize ZALTRAP and EYLEA. These serious and potentially life-threatening risks, based on clinical and preclinical experience of VEGF inhibitors, include bleeding, intestinal perforation, hypertension, proteinuria, congestive heart failure, heart attack, and stroke. In addition, patients given infusions of any protein, including ZALTRAP delivered through intravenous administration, may develop severe hypersensitivity reactions or infusion reactions. Other VEGF blockers have reported side effects that became evident only after large-scale trials or after marketing approval when large numbers of patients were treated. There are risks inherent in the intravitreal administration of drugs like EYLEA, which can cause injury to the eye and other complications. For example, in our Phase 3 trials of EYLEA in wet AMD, the most frequent ocular adverse events were conjunctival hemorrhage, macular degeneration, eye pain, retinal hemorrhage, and vitreous floaters. These and other complications or side effects could harm the development and/or commercialization of ZALTRAP for the treatment of mCRC or EYLEA for the treatment of diseases of the eye.
We have studied fasinumab in a variety of pain indications, including osteoarthritis of the knee. In December 2010, the FDA placed fasinumab and other investigational agents targeting NGF on clinical hold after a case of rapidly progressive osteoarthritis leading to joint replacement was seen in another company's anti-NGF program due to the FDA's concern that this case was suggestive of a class effect. In December 2012, the FDA removed the clinical hold on fasinumab after reviewing our proposed Phase 3 program in osteoarthritis. However, shortly thereafter, the entire class was again placed on clinical hold as a result of preclinical data from other investigational agents targeting NGF in development. There are currently no trials with fasinumab that are either enrolling or treating patients. Discussions with the FDA about fasinumab are ongoing.
Our product candidates in development are recombinant proteins that could cause an immune response, resulting in the creation of harmful or neutralizing antibodies against the therapeutic protein.
In addition to the safety, efficacy, manufacturing, and regulatory hurdles faced by our product candidates, the administration of recombinant proteins frequently causes an immune response, resulting in the creation of antibodies against the therapeutic protein. The antibodies can have no effect or can totally neutralize the effectiveness of the protein, or require that higher doses be used to obtain a therapeutic effect. In some cases, the antibody can cross-react with the patient's own proteins, resulting in an “auto-immune” type disease. Whether antibodies will be created can often not be predicted from preclinical or clinical experiments, and their detection or appearance is often delayed, so neutralizing antibodies may be detected at a later date, in some cases even after pivotal clinical trials have been completed.
We may be unable to formulate or manufacture our product candidates in a way that is suitable for clinical or commercial use, which would delay or prevent continued development of such candidates and/or receipt of regulatory approval or commercial sale, which could materially harm our business, prospects, operating results, and financial condition.
If we are unable to continue to develop suitable product formulations or manufacturing processes to support large-scale clinical testing of our product candidates, including our antibody candidates, we may be unable to supply necessary materials for our clinical trials, which would delay or prevent the development of our product candidates. Similarly, if we are unable, directly or through our collaborators or third parties, to supply sufficient quantities of our products or develop formulations of our product candidates suitable for commercial use, we will be unable to obtain regulatory approval for those product candidates.
Risks Related to Intellectual Property and Market Exclusivity
If we cannot protect the confidentiality of our trade secrets or our patents are insufficient to protect our proprietary rights, our business and competitive position will be harmed.
Our business requires using sensitive and proprietary technology and other information that we protect as trade secrets. We seek to prevent improper disclosure of these trade secrets through confidentiality agreements. If our trade secrets are improperly disclosed, by our own employees, our collaborators or otherwise, it would help our competitors and adversely affect our business. We will be able to protect our proprietary rights from unauthorized use by others only to the extent that our rights are covered by valid and enforceable patents or are effectively maintained as trade secrets. The patent position of biotechnology companies, including our company, involves complex legal and factual questions and, therefore, enforceability cannot be predicted with certainty. Our patents may be challenged, invalidated, or circumvented. Patent applications filed outside the United States may be challenged by other parties who file an opposition. Such opposition proceedings are increasingly common in the EU and are costly to defend. We have pending patent applications in the United States Patent and Trademark Office and the European Patent Office, and it is likely that we will need to defend patent applications from challenges by others from time to time in the future. Certain patent applications filed in the United States may also be challenged by parties who file a request for post-grant review under the America Invents Act of 2011. We expect that post-grant review proceedings will become common in the United States and will be costly to defend. Our patent rights may not provide us with a proprietary position or competitive advantages against competitors. Furthermore, even if the outcome is favorable to us, the enforcement of our intellectual property rights can be extremely expensive and time consuming.
We may be restricted in our development, manufacturing, and/or commercialization activities by, and could be subject to damage awards if we are found to have infringed, patents or other proprietary rights of others.
Our commercial success depends significantly on our ability to operate without infringing the patents and other proprietary rights of others. Other parties may allege that they own blocking patents to our products in clinical development or even to products that have received regulatory approval and are being or have been commercialized, either because they claim to hold proprietary rights to the composition of a product or the way it is manufactured or the way it is used. Moreover, other parties may allege that they have blocking patents to antibody products made using our VelocImmune technology, either because of the way the antibodies are discovered or produced or because of a proprietary composition covering an antibody or the antibody's target.
We have been in the past, are currently, and may in the future be involved in patent litigation. For example, we are currently involved in the patent litigation against Kymab Ltd described in Part II, Item 1, "Legal Proceedings." We are aware of patents and pending applications owned by Roche that claim antibodies to IL-6R and methods of treating rheumatoid arthritis with such antibodies. We are developing sarilumab, an antibody to IL-6R, for the treatment of rheumatoid arthritis. Although we do not believe that sarilumab infringes any valid claim in these patents or patent applications, Roche could initiate a lawsuit for patent infringement and assert its patents are valid and cover sarilumab. We are also aware of a U.S. patent jointly owned by Genentech and City of Hope relating to the production of recombinant antibodies in host cells. We currently produce our antibody product candidates using recombinant antibodies from host cells and may choose to produce additional antibody product candidates in this manner. Neither ARCALYST, ZALTRAP, nor EYLEA are recombinant antibodies. If any of our antibody product candidates are produced in a manner subject to valid claims in the Genentech patent, then we may need to obtain a license from Genentech, should one be available. Genentech has licensed this patent to several different companies under confidential license agreements. If we desire a license for any of our antibody product candidates and are unable to obtain a license on commercially reasonable terms or at all, we may be restricted in our ability to use Genentech's techniques to make recombinant antibodies in or to import them into the United States. Further, we are aware of a number of patent applications of others that, if granted with claims as currently drafted, may cover our current or planned activities. It could be determined that our products and/or actions in manufacturing or selling our product candidates infringe such patents.
Patent holders could assert claims against us for damages and seek to prevent us from manufacturing, selling, or developing our drug candidates, and a court may find that we are infringing validly issued patents of others. In the event that the manufacture, use, or sale of any of our drug candidates, or our other late-stage product candidates, infringes on the patents or violates other proprietary rights of others, we may be prevented from pursuing product development, manufacturing, and commercialization of those drugs and may be required to pay costly damages. In addition, in the event that we assert our patent rights against other parties that we believe are infringing our patent rights, such parties may challenge the validity of our patents and we may become the target of litigation, which may result in an outcome that is unfavorable to us. Any of these adverse developments may materially harm our business, prospects, operating results, and financial condition. In any event, legal disputes are likely to be costly and time consuming to defend.
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
If our late-stage product candidates or other clinical candidates are approved for marketing in the United States or elsewhere, market exclusivity for those products will generally be based upon patent rights and/or certain regulatory forms of exclusivity. As described above under "If we cannot protect the confidentiality of our trade secrets or our patents are insufficient to protect our proprietary rights, our business and competitive position will be harmed," the scope and enforceability of our patent rights may vary from country to country. The failure to obtain patent and other intellectual property rights, or limitations on the use, or the loss, of such rights could materially harm us. Absent patent protection or regulatory exclusivity for our products, it is possible, both in the United States and elsewhere, that generic and/or biosimilar versions of those products may be approved and marketed, which would likely result in substantial and rapid reductions in revenues from sales of those products.
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
Our manufacturing facility would be inadequate to produce the active pharmaceutical ingredients of (a) EYLEA, ZALTRAP, and ARCALYST, and (b) our antibody product candidates in sufficient clinical quantities if our clinical pipeline advances as planned. In addition to expanding our internal capacity, we intend to rely on our corporate collaborators, as well as contract manufacturers, to produce commercial quantities of drug material needed for commercialization of our products to the extent such quantities are not manufactured at our own facility. We rely entirely on third parties and our collaborators for filling and finishing services. Generally, in order for other parties to perform any step in the manufacturing and supply chain, we must transfer technology to the other party, which can be time consuming and may not be successfully accomplished without considerable cost and expense, or at all. We will have to depend on these other parties to perform effectively on a timely basis and to comply with regulatory requirements. If for any reason they are unable to do so, and as a result we are unable to directly or through such third parties manufacture and supply sufficient commercial quantities of our products on acceptable terms, or if we should encounter delays or other difficulties in our relationships with our corporate collaborators, third-party manufacturers, or other parties involved in our supply chain which adversely affect the timely manufacture and supply of our products, our business, prospects, operating results, and financial condition may be materially harmed.
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
We have commenced construction of additional manufacturing space at our Rensselaer, New York site to increase our manufacturing capacity. In addition, we are in discussions to acquire a 400,000 square foot facility in Limerick, Ireland to expand our manufacturing capacity to support our global supply chain. In the future, we may lease, operate, purchase, or construct additional facilities to conduct expanded manufacturing activities. Expanding our manufacturing capacity to supply commercial quantities of the active pharmaceutical ingredients for our marketed products and our late-stage product candidates if they are approved for marketing, and to supply clinical drug material to support the continued growth of our clinical programs, will require substantial additional expenditures and various regulatory approvals and permits. In addition, our contemplated acquisition of the Limerick, Ireland facility remains subject to entering into definitive agreements as well as securing permits from the local government, and there is no guarantee that a final agreement will be reached on terms favorable to us or that we will be able to obtain the required permits in the contemplated timeframe, or at all. Further, we will need to hire and train significant numbers of employees and managerial personnel to staff our expanding manufacturing and supply chain operations. Start-up costs can be large, and scale-up entails significant risks related to process development and manufacturing yields. In addition, we may face difficulties or delays in developing or acquiring the necessary production equipment and technology to manufacture sufficient quantities of our product candidates at reasonable costs and in compliance with applicable regulatory requirements. The FDA and analogous foreign regulatory authorities must determine that our existing and any expanded manufacturing facilities comply, or continue to comply, with cGMP requirements for both clinical and commercial production and license them, or continue to license them, accordingly, and such facilities must also comply with applicable environmental, safety, and other governmental permitting requirements. We may not successfully expand or establish sufficient manufacturing capabilities or manufacture our products economically or in compliance with cGMPs and other regulatory requirements, and we and our collaborators may not be able to build or procure additional capacity in the required timeframe to meet commercial demand for our late-stage product candidates if they receive regulatory approval, and to continue to meet the requirements of our clinical programs. This would interfere with our efforts to successfully commercialize EYLEA, ZALTRAP, and ARCALYST and could also delay or require us to discontinue one or more of our clinical development programs. As a result, our business, prospects, operating results, and financial condition could be materially harmed.
Our ability to manufacture our products may be impaired if any of our manufacturing activities, or the activities of third parties involved in our manufacture and supply chain, are found to infringe patents of others.
Our ability to continue to manufacture EYLEA, ZALTRAP, and ARCALYST in our Rensselaer, New York facilities and, in the future, our ability to manufacture our marketed products at additional facilities, or to utilize third parties to produce our products, to supply raw materials or other products, or to perform fill/finish services or other steps in our manufacture and supply chain, depends on our and their ability to operate without infringing the patents or other intellectual property rights of others. Other parties may allege that our manufacturing activities, or the activities of third parties involved in our manufacture and supply chain, infringe patents or other intellectual property rights. A judicial decision in favor of one or more parties making such allegations could preclude the manufacture of our products to which those intellectual property rights apply, which could materially harm our business, prospects, operating results, and financial condition.

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
Also, certain raw materials or other products necessary for the manufacture and formulation of EYLEA, ZALTRAP, ARCALYST, and our product candidates, some of which are difficult to source, are provided by single-source unaffiliated third-party suppliers. In addition, we rely on certain third parties to perform filling, finishing, distribution, laboratory testing, and other services related to the manufacture of EYLEA, ZALTRAP, ARCALYST, and our product candidates, and to supply various raw materials and other products. We would be unable to obtain these raw materials, other products, or services for an indeterminate period of time if any of these third parties were to cease or interrupt production or otherwise fail to supply these materials, products, or services to us for any reason, including due to regulatory requirements or actions (including recalls), adverse financial developments at or affecting the supplier, failure by the supplier to comply with cGMPs, contamination, business interruptions, or labor shortages or disputes. This, in turn, could materially and adversely affect our ability to manufacture or supply EYLEA, ZALTRAP, ARCALYST, and our product candidates, which could materially and adversely affect our business and future prospects.
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
We and our third-party providers are required to maintain compliance with cGMPs, and are subject to inspections by the FDA or comparable agencies in other jurisdictions to confirm such compliance. Changes of suppliers or modifications of methods of manufacturing may require amending our application(s) to the FDA or such comparable foreign agencies and acceptance of the change by the FDA or such comparable foreign agencies prior to release of product(s). Because we produce multiple products and product candidates at our facility in Rensselaer, New York, including EYLEA, ZALTRAP, and ARCALYST, there are increased risks associated with cGMP compliance. Our inability, or the inability of our third-party fill/finish or other service providers, to demonstrate ongoing cGMP compliance could require us to engage in lengthy and expensive remediation efforts, withdraw or recall product, halt or interrupt clinical trials, and/or interrupt commercial supply of any marketed products, and could also delay or prevent our obtaining regulatory approval for our late-stage product candidates or new indications for our marketed products. Any delay, interruption, or other issue that arises in the manufacture, fill/finish, packaging, or storage of any drug product or product candidate as a result of a failure of our facilities or the facilities or operations of third parties to pass any regulatory agency inspection or maintain cGMP compliance could significantly impair our ability to develop, obtain approval for, and successfully commercialize our products, which would substantially harm our business, prospects, operating results, and financial condition. Any finding of non-compliance could also increase our costs, cause us to delay the development of our product candidates, result in delay in our obtaining, or our not obtaining, regulatory approval of product candidates or new indications for our marketed products, and cause us to lose revenue from any marketed products, which could be seriously detrimental to our business, prospects, operating results, and financial condition.
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
Currently, we have three marketed products, EYLEA, ZALTRAP, and ARCALYST. While we have established our own sales and marketing organization for EYLEA in the United States for the treatment of wet AMD and macular edema following CRVO, we have limited commercialization experience and we have no sales, marketing, commercial, or distribution capabilities outside the United States. In addition, EYLEA faces intense competition from Lucentis® and from off-label use of Avastin®, both of which have been on the market for a number of years and, potentially, from new competitive products currently in clinical development. We expect that the continued commercial success of EYLEA will depend on many factors, including the following:

•
effectiveness of the commercial strategy in and outside the United States for the marketing of EYLEA, including pricing strategy and the continued effectiveness of efforts to obtain, and the timing of obtaining, adequate third-party reimbursements;

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

•	our ability to maintain sales of EYLEA in the face of competitive products, including those currently in clinical development; and

•	the effect of new health care legislation currently being implemented in the United States.
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
There is substantial competition in the biotechnology and pharmaceutical industries from biotechnology, pharmaceutical, and chemical companies. Many of our competitors have substantially greater research, preclinical and clinical product development and manufacturing capabilities, as well as financial, marketing, and human resources, than we do. Our smaller competitors may also enhance their competitive position if they acquire or discover patentable inventions, form collaborative arrangements, or merge with large pharmaceutical companies. Even if we achieve commercialization of our product candidates, our competitors have achieved, and may continue to achieve, product commercialization before our products are approved for marketing and sale.
As previously noted, Genentech has an approved VEGF antagonist, Avastin®, on the market for treating certain cancers, and many different pharmaceutical and biotechnology companies are working to develop competing VEGF antagonists, including Novartis, Amgen Inc., Imclone LLC/Eli Lilly, Pfizer Inc., AstraZeneca, and GlaxoSmithKline. Some of these molecules may offer competitive advantages over our molecule. Each of Pfizer, Onyx (which has recently agreed to be acquired by Amgen), together with its partner Bayer HealthCare, and GlaxoSmithKline are marketing and selling oral medications that target tumor cell growth and new vasculature formation that fuels the growth of tumors. It will be difficult for ZALTRAP to compete against Avastin® and the FDA-approved kinase inhibitors, because doctors and patients will have significant experience using these medicines. In addition, an oral medication may be considerably less expensive for patients than a biologic medication, providing a competitive advantage to companies that market such products.
The market for eye disease products is very competitive. Novartis and Genentech are collaborating on the commercialization and further development of a VEGF antibody fragment, Lucentis®, for the treatment of wet AMD, macular edema following CRVO, DME, visual impairment due to mCNV, and other eye indications. Lucentis® was approved by the FDA in June 2006 for the treatment of wet AMD, in June 2010 for the treatment of macular edema following RVO, CRVO, and BRVO, and in August 2012 for the treatment of DME. Lucentis® was also approved by the European Medicines Agency for wet AMD in January 2007, for DME in January 2011, for the treatment of macular edema following RVO, CRVO, and BRVO in June 2011, and for mCNV in July 2013. Many other companies are working on the development of product candidates and extended delivery devices for the potential treatment of wet AMD, DME and RVO including those that act by blocking VEGF and VEGF receptors, as well as small interfering ribonucleic acids (siRNAs) that modulate gene expression. For example, in January 2012, Genentech submitted an IND for such an extended delivery device. Ophthotech Corporation is developing Fovista™, an aptamer directed against platelet-derived growth factor subunit B (PDGF-B), as a product candidate intended to be used in combination with an anti-VEGF therapy in wet AMD. In June 2012, Ophthotech announced results of a Phase 2b study in wet AMD that it claimed demonstrated that Fovista™ administered in combination with Lucentis® resulted in increased visual outcomes compared to Lucentis® monotherapy, and in August 2013 announced the initiation of patient enrollment in a Phase 3 study consisting of three clinical trials evaluating the safety and efficacy of the Fovista™/anti-VEGF combination. Allergan is developing an anti-VEGF-A DARPin®, as well as a dual anti-VEGF-A/PDGF-B DARPin®, and its corresponding backups for the treatment of wet AMD and related conditions. Novartis is developing ESBA1008, an antibody fragment targeting VEGF-A for the treatment of wet AMD. ESBA1008 is currently being tested in a number of studies, including a head-to-head study against EYLEA.
In addition, ophthalmologists are using with success off-label, third-party repackaged versions of Genentech's approved VEGF antagonist, Avastin®, for the treatment of wet AMD, DME, and RVO. The relatively low cost of therapy with Avastin® in patients with wet AMD presents a significant competitive challenge in this indication. Long-term, controlled clinical trials comparing Lucentis® to Avastin® in the treatment of wet AMD are being conducted. One-year data from the Comparison of Age-Related Macular Degeneration Treatments Trial (CATT) were reported in April 2011 and indicated that Avastin® dosed monthly was non-inferior to Lucentis® dosed monthly in the primary efficacy endpoint of mean visual acuity gain at 52 weeks. Two-year data from CATT were reported in April 2012 and indicated that monthly Avastin® was non-inferior to monthly Lucentis® in mean visual acuity gain; as-needed dosing was not non-inferior to monthly dosing. Avastin® is also being evaluated in eye diseases in trials that have been initiated in the United Kingdom, Canada, Brazil, Mexico, Germany, Israel, and other countries. Furthermore,

Lucentis® and off-label use of Avastin® present significant competitive challenges as doctors and patients have had significant experience using these medicines. Moreover, the reported results of the CATT study, combined with the relatively low cost of Avastin® in treating patients with wet AMD, may well exacerbate the competitive challenge which EYLEA faces in this or other eye indications for which it may be approved. Finally, ZALTRAP has not been manufactured and formulated for use in intravitreal injections, and while we believe that ZALTRAP would not be well tolerated if administered directly to the eye, there is a risk that third parties may attempt to repackage ZALTRAP for off-label use and sale for the treatment of wet AMD and other diseases of the eye, which would present a potential low-cost competitive threat to EYLEA for wet AMD, macular edema following CRVO, or other eye indications.
There are both small molecules and antibodies in development by other companies that are designed to block the synthesis of IL-1 or inhibit the signaling of IL-1. For example, Eli Lilly, Xoma (in collaboration with Servier), and Novartis are each developing antibodies to IL-1, and both Amgen and MedImmune are developing antibodies to the IL-1 receptor. In 2009, Novartis received regulatory approval in the United States and Europe for Ilaris®, a fully human anti-interleukin-1ß (IL-1ß) antibody, for the treatment of CAPS. Ilaris® has been approved by the FDA for the treatment of systemic juvenile idiopathic arthritis and by the EMEA for the treatment of certain patients with gouty arthritis and is also in development for atherosclerosis and a number of other inflammatory diseases. Novartis' IL-1 antibody and these other drug candidates could offer competitive advantages over ARCALYST. For example, Ilaris® is dosed once every eight weeks compared to the once-weekly dosing regimen for ARCALYST.
Our earlier stage clinical candidates in development are all fully human monoclonal antibodies, which were generated using our VelocImmune technology. Our antibody generation technologies and earlier-stage clinical candidates face competition from many pharmaceutical and biotechnology companies using various technologies.
We are aware of several pharmaceutical and biotechnology companies actively engaged in the research and development of antibody products against targets that are also the targets of our early-stage product candidates. For example, Pfizer, Johnson & Johnson, and AbbVie are developing antibody product candidates against NGF. Genentech/Roche is marketing an antibody against IL-6R (tocilizumab) for the treatment of rheumatoid arthritis, and several other companies, including Johnson & Johnson (in partnership with GlaxoSmithKline) and Bristol-Myers Squibb, have antibodies against IL-6 in clinical development for this disease. GlaxoSmithKline, in partnership with OncoMed Pharmaceuticals, has a Dll4 antibody in clinical development for the treatment of solid tumors. Amgen previously had an antibody against IL-4R in clinical development for the treatment of asthma. Several companies, including Amgen, Pfizer, and Roche, have development programs for antibodies against PCSK9. Alnylam, in partnership with The Medicines Company, has a clinical program underway with an RNAi molecule against PCSK9. In addition, there are therapeutic products targeting PCSK9 operating through other mechanisms of action currently on the market or in development, including oral products and a biosimilar product in Europe. Further, Amgen, Pfizer, and AstraZeneca have development programs underway for antibodies against Ang2.
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
Since EYLEA for the treatment of wet AMD, macular edema following CRVO, and other eye diseases, and ZALTRAP for the treatment of patients with mCRC that is resistant to or has progressed following an oxaliplatin-containing regimen, will likely be too expensive for most patients to afford without health insurance coverage, if these products are unable to obtain adequate coverage and reimbursement by third-party payers, including Medicare and Medicaid in the United States, our ability to successfully commercialize these products would be materially adversely impacted. Third-party payers, including Medicare and Medicaid in the United States, may not cover and/or reimburse for these products at levels required for us to successfully commercialize these products. Any limitation imposed by third-party payers on the use of our products if they are approved for marketing, or any action or decision by CMS or analogous foreign agencies or authorities which for any reason denies coverage or reimbursement for our products or provides coverage or reimbursement at levels that harm our products' competitiveness or leads to lower prices for those products, will have a material negative effect on our ability to sustain profitability. In certain foreign countries, pricing, coverage, and level of reimbursement of prescription drugs are subject to governmental control, and we and our collaborators may be unable to obtain coverage, pricing, and/or reimbursement on terms that are favorable to us or necessary for us or our collaborators to successfully commercialize our products in those countries. In some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the EU provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. Our results of operations may suffer if we or our collaborators are unable to market our products in foreign countries or if coverage and reimbursement for our products in foreign countries is limited or delayed.
We are dependent upon a small number of customers for a significant portion of our revenue, and the loss of or significant reduction in sales to these customers would adversely affect our results of operations.
We sell EYLEA in the United States to three distributors and several specialty pharmacies. We sell ARCALYST in the United States to two specialty pharmacies. Under these distribution models, the distributors and specialty pharmacies generally take physical delivery of product. For EYLEA, the distributors and specialty pharmacies generally sell the product directly to healthcare providers, whereas for ARCALYST, the specialty pharmacies sell the product directly to patients. For the nine months ended September 30, 2013 and 2012, we recorded 76% and 79%, respectively, of our total gross product revenue from sales to a single distributor, Besse Medical, a subsidiary of AmerisourceBergen Corporation. We expect this significant customer concentration to continue for the foreseeable future. Our ability to generate and grow sales of EYLEA will depend, in part, on the extent to which our distributors and specialty pharmacies are able to provide adequate distribution of EYLEA to healthcare providers. Although we believe we can find additional distributors, if necessary, our revenue during any period of disruption could suffer and we might incur additional costs. In addition, these customers are responsible for a significant portion of our net trade accounts receivable balances. The loss of any large customer, a significant reduction in sales we make to them, any cancellation of orders they have made with us, or any failure to pay for the products we have shipped to them could adversely affect our results of operations.
Regulatory and Litigation Risks
If the testing or use of our products harms people, or is perceived to harm them even when such harm is unrelated to our products, we could be subject to costly and damaging product liability claims.
The testing, manufacturing, marketing, and sale of drugs for use in people expose us to product liability risk. Any informed consent or waivers obtained from people who enroll in our clinical trials may not protect us from liability or the cost of litigation. We may also be subject to claims by patients who use our approved products, or our product candidates if those product candidates receive regulatory approval and become commercially available, that they have been injured by a side effect associated with the drug. Even in a circumstance in which we do not believe that an adverse event is related to our products or product candidates, the related investigation may be time consuming or inconclusive and may have a negative impact on our reputation or business. We may face product liability claims and be found responsible even if injury arises from the acts or omissions of third parties who provide fill/finish or other services. Our product liability insurance may not cover all potential liabilities or may not completely cover any liability arising from any such litigation. Moreover, in the future we may not have access to liability insurance or be able to maintain our insurance on acceptable terms.

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
Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to get a false claim paid. Pharmaceutical companies have been prosecuted under these laws for a variety of alleged promotional and marketing activities, such as allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product; reporting to pricing services inflated average wholesale prices that were then used by federal programs to set reimbursement rates; engaging in promotion for uses that the FDA has not approved, known as off-label uses, that caused claims to be submitted to Medicaid for non-covered off-label uses, and submitting inflated best price information to the Medicaid Rebate program. The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payer. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a manufacturer's products from reimbursement under government programs, criminal fines, and imprisonment. Even if it is determined that we have not violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which would harm our business, prospects, operating results, and financial condition. Because of the breadth of these laws and the narrowness of the safe harbors, it is possible that some of our business activities could be challenged under one or more of such laws.
In recent years, several states and localities, including California, the District of Columbia, Massachusetts, Minnesota, Nevada, New Mexico, Vermont, and West Virginia, have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs, file periodic reports with the state or make periodic public disclosures on sales, marketing, pricing, clinical trials, and other activities. Similar requirements are being considered in other states. In addition, as part of the PPACA, the federal government recently enacted the Physician Payment Sunshine Act and related regulations. The Physician Payment Sunshine Act will require pharmaceutical manufacturers to report annually to the Secretary of the U.S. Department of Health and Human Services payments or other transfers of value made to physicians or teaching hospitals. In February 2013, regulations were released that contain detailed guidance regarding the information that must be collected and reported. We started to be required to collect information regarding such payments in August 2013 and will be required to begin reporting such information in March 2014. Over the next several years, we will need to dedicate significant resources to enhance our systems and processes in order to comply with these regulations. The PPACA also includes various provisions designed to strengthen significantly fraud and abuse enforcement, such as increased funding for enforcement efforts and the lowering of the intent requirement of the federal anti-kickback statute and criminal health care fraud statute such that a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. Many of these requirements and standards are new and uncertain, and the penalties for failure to comply with these requirements may be unclear. If we are found not to be in full compliance with these laws, we could face enforcement actions, fines, and other penalties, and could receive adverse publicity, which would harm our business, prospects, operating results, and financial condition.
Risks from the improper conduct of employees, agents, contractors, or collaborators could adversely affect our reputation and our business, prospects, operating results, and financial condition.
We cannot ensure that our compliance controls, policies, and procedures will in every instance protect us from acts committed by our employees, agents, contractors, or collaborators that would violate the laws or regulations of the jurisdictions in which we operate, including, without limitation, healthcare, employment, foreign corrupt practices, environmental, competition, and patient privacy and other privacy laws and regulations. Such improper actions could subject us to civil or criminal investigations, and monetary and injunctive penalties, and could adversely impact our ability to conduct business, operating results, and reputation.
In particular, our business activities outside of the United States are subject to the Foreign Corrupt Practices Act, or FCPA, and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate, including the U.K. Bribery Act. The FCPA generally prohibits the offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to a non-U.S. government official in order to influence official action, or otherwise obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. Our business is heavily regulated and therefore involves significant interaction with public officials, including officials of non-U.S. governments. Additionally, in many other countries, the health care providers who prescribe pharmaceuticals are employed by their government, and the purchasers of pharmaceuticals are government entities; therefore, our dealings with these prescribers and purchasers are subject to regulation under the FCPA. Recently the Securities and Exchange Commission, or SEC, and Department of Justice have increased their FCPA enforcement activities with respect to pharmaceutical companies. There is no certainty that all of our employees, agents, contractors, or collaborators, or those of our affiliates, will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers, or our employees, requirements to obtain export licenses, cessation of business activities in sanctioned countries, implementation of compliance programs, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries and could materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, and our business, prospects, operating results, and financial condition.
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

Our business is subject to increasingly complex corporate governance, public disclosure, and accounting requirements and regulations that could adversely affect our business, operating results, and financial condition.
We are subject to changing rules and regulations of various federal and state governmental authorities as well as the stock exchange on which our Common Stock is listed. These entities, including the SEC and The NASDAQ Stock Market LLC, have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional requirements and regulations in response to laws enacted by Congress, including the Sarbanes-Oxley Act of 2002 and, most recently, the Dodd-Frank Wall Street Reform and Protection Act, or the Dodd-Frank Act. There are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act that expressly authorized or required the SEC to adopt additional rules in these areas, a number of which have yet to be fully implemented. Our efforts to comply with these requirements and regulations have resulted in, and are likely to continue to result in, an increase in expenses and a diversion of management's time from other business activities.
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

•
other laws and regulatory requirements to which our business activities abroad are subject, such as the FCPA and the U.K. Bribery Act (discussed in greater detail above under "Risks from the improper conduct of employees, agents, contractors, or collaborators could adversely affect our reputation and our business, prospects, operating results, and financial condition");

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
We rely heavily on funding from Sanofi to support our target discovery and antibody research and development programs. Sanofi has committed to pay up to $160 million per year, or a total of $1.28 billion, between 2010 and 2017 to fund our efforts to identify and validate drug discovery targets and pre-clinically develop fully human monoclonal antibodies against such targets. Sanofi also initially funds almost all of the development expenses incurred by both companies in connection with the clinical development of antibodies that Sanofi elects to co-develop with us. We rely on Sanofi to fund these activities. In addition, with respect to those antibodies that Sanofi elects to co-develop with us, such as sarilumab, alirocumab, dupilumab, enoticumab, nesvacumab, REGN1033, and REGN2009, we rely on Sanofi to lead much of the clinical development efforts and assist with obtaining regulatory approval, particularly outside the United States. We also rely on Sanofi to lead the commercialization efforts to support all of the antibody products that are co-developed by Sanofi and us if they receive regulatory approval. If Sanofi does not elect to co-develop the antibodies that we discover or opts out of their development, unless we enter into a partnership agreement with another party, we would be required to fund and oversee on our own the clinical trials, any regulatory responsibilities, and the ensuing commercialization efforts to support those antibody products. For example, Sanofi has elected not to continue co-development of fasinumab, and decided not to opt in to the REGN1154, REGN 1193, REGN1500, and other programs. If Sanofi terminates the antibody collaboration or fails to comply with its payment obligations thereunder, our business, prospects, operating results, and financial condition would be materially harmed. We would be required to either expend substantially more resources than we have anticipated to support our research and development efforts, which could require us to seek additional funding that might not be available on favorable terms or at all, or materially cut back on such activities. Even though none of the antibodies from this collaboration may ever be successfully developed and commercialized, if Sanofi does not perform its obligations with respect to antibodies that it elects to co-develop, our ability to develop, manufacture, and commercialize these antibody product candidates will be significantly adversely affected.
If our collaboration with Sanofi for ZALTRAP is terminated, or Sanofi materially breaches its obligations thereunder, our business, prospects, operating results, and financial condition, and our ability to develop and commercialize ZALTRAP, would be materially harmed.
We rely heavily on Sanofi to lead much of the development of ZALTRAP and the commercialization of ZALTRAP. If Sanofi fails to perform its obligations in a timely manner, or at all, our ability to develop and commercialize ZALTRAP in previously-treated mCRC will be significantly adversely affected. Sanofi has the right to terminate its collaboration agreement with us at any time upon twelve months' advance notice. If Sanofi were to terminate its collaboration agreement with us, we would not have the resources or skills to replace those of our collaborator, which we would have to develop or outsource at substantial additional costs to us. In particular, we have limited commercial capabilities outside the United States and would have to develop or outsource these capabilities. Termination of the Sanofi collaboration agreement for ZALTRAP would create substantial new and additional risks to the successful development and commercialization of ZALTRAP.

If our collaboration with Bayer HealthCare for EYLEA is terminated, or Bayer HealthCare materially breaches its obligations thereunder, our business, prospects, operating results, and financial condition, and our ability to continue to develop EYLEA and commercialize EYLEA outside the United States in the time expected, or at all, would be materially harmed.
We rely heavily on Bayer HealthCare to assist with the development, and the commercialization outside the United States, of EYLEA. Under our agreement with them, Bayer HealthCare is required to fund approximately half of the development expenses incurred by both companies in connection with the global EYLEA development program. As the EYLEA program continues, we will continue to rely on Bayer HealthCare to assist with funding the EYLEA development program, continue to lead the development of EYLEA outside the United States, obtain regulatory approval outside the United States, and provide all sales, marketing, and commercial support for the product outside the United States. In particular, Bayer HealthCare has responsibility for selling EYLEA outside the United States using its sales force and, in Japan, in cooperation with Santen Pharmaceuticals Co. Ltd. pursuant to a Co-Promotion and Distribution Agreement with Bayer HealthCare's Japanese affiliate. Regulatory approvals have been obtained for EYLEA for the treatment of wet AMD in Australia, Japan, and certain European and Latin American countries, as well as marketing approval for macular edema following CRVO in the EU. We cannot assure you that additional regulatory approvals will be received for EYLEA outside the United States or that EYLEA will be successfully commercialized. If Bayer HealthCare and, in Japan, Santen do not perform their obligations in a timely manner, or at all, our ability to develop, manufacture, and commercialize EYLEA outside the United States will be significantly adversely affected. Bayer HealthCare has the right to terminate its collaboration agreement with us at any time upon six or twelve months' advance notice, depending on the circumstances giving rise to termination. If Bayer HealthCare were to terminate its collaboration agreement with us, we would not have the resources or skills to replace those of our partner, which could require us to seek additional funding or another collaboration that might not be available on favorable terms or at all, and could cause significant delays in the development and/or commercialization of EYLEA outside the United States and result in substantial additional costs to us. We have limited commercial capabilities outside the United States and would have to develop or outsource these capabilities. Termination of the Bayer HealthCare collaboration agreement would create substantial new and additional risks to the successful development and commercialization of EYLEA, particularly outside the United States.
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
We are highly dependent on certain of our executive officers, other key members of our senior management team, and our Chairman. If we are not able to retain any of these persons, our business may suffer. In particular, we depend on the services of P. Roy Vagelos, M.D., the Chairman of our board of directors; Leonard S. Schleifer, M.D., Ph.D., our President and Chief Executive Officer; George D. Yancopoulos, M.D., Ph.D., our Chief Scientific Officer and President, Regeneron Laboratories; and Neil Stahl, Ph.D., our Senior Vice President, Research and Development Sciences. As we commercialize EYLEA in the United States for the treatment of wet AMD and macular edema following CRVO, we are also highly dependent on the expertise and services of members of our senior management leading these commercialization efforts. There is intense competition in the biotechnology industry for qualified scientists and managerial personnel in the development, manufacture, and commercialization of drugs. We may not be able to continue to attract and retain the qualified personnel necessary to continue to advance our business and achieve our strategic objectives.

Information Technology Risks
Significant disruptions of information technology systems or breaches of data security could adversely affect our business.
Our business is increasingly dependent on critical, complex, and interdependent information technology systems, including Internet-based systems, to support business processes as well as internal and external communications. The size and complexity of our computer systems make them potentially vulnerable to breakdown, malicious intrusion, and computer viruses, which may result in the impairment of production and key business processes.
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
Such disruptions and breaches of security could result in legal proceedings, liability under laws that protect the privacy of personal information, disruptions to our operations, and damage to our reputation, which could have a material adverse effect on our business, prospects, operating results, and financial condition.
Risks Related to Our Common Stock
Our stock price is extremely volatile.
There has been significant volatility in our stock price and generally in the market prices of biotechnology companies' securities. Various factors and events may have a significant impact on the market price of our Common Stock. These factors include, by way of example:

•	fluctuations in our operating results, in particular net product sales of EYLEA and, to a lesser degree, sales of ZALTRAP and ARCALYST;

•	if any of our product candidates or our new indications for our marketed products receive regulatory approval, net product sales of, and profits from, these product candidates and new indications;

•	market acceptance of, and fluctuations in market share for, our marketed products, especially EYLEA;

•	whether our net products sales and net profits underperform, meet, or exceed the expectations of investors or analysts;

•
announcement of actions by the FDA or foreign regulatory authorities or their respective advisory committees regarding our, or our collaborators', or our competitors', currently pending or future application(s) for regulatory approval of product candidate(s) or new indications for marketed products;

•	announcement of submission of an application for regulatory approval of one or more of our, or our competitors', product candidates or new indications for marketed products;

•	progress, delays, or results in clinical trials of our or our competitors’ product candidates or new indications for marketed products;

•	announcement of technological innovations or product candidates by us or competitors;

•	claims by others that our products or technologies infringe their patents;

•	challenges by others to our patents in the European Patent Office and in the U.S. Patent and Trademark Office;

•	public concern as to the safety or effectiveness of any of our marketed products, EYLEA, ZALTRAP, or ARCALYST, or product candidates or new indications for our marketed products;

•	pricing or reimbursement actions or decisions by government authorities or insurers affecting the coverage or reimbursement of any of our marketed products or competitors’ products;

•	our ability to raise additional capital as needed on favorable terms;

•	developments in our relationships with collaborative partners or key customers;

•	developments in the biotechnology industry or in government regulation of healthcare, including those relating to compounding;

•	large sales of our Common Stock by our executive officers, directors, or significant shareholders;

•	arrivals and departures of key personnel; and

•	general market conditions.

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
The trading price of our Common Stock has been, and could continue to be, subject to wide fluctuations in response to these and other factors, including the sale or attempted sale of a large amount of our Common Stock in the market. Broad market fluctuations may also adversely affect the market price of our Common Stock. In the past, securities class action litigation has often been initiated against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management's attention and resources, and could also require us to make substantial payments to satisfy judgments or to settle litigation, which may harm our business, prospects, operating results, and financial condition.
Future sales of our Common Stock by our significant shareholders or us may depress our stock price and impair our ability to raise funds in new share offerings.
A small number of our shareholders beneficially own a substantial amount of our Common Stock. As of September 30, 2013, our four largest shareholders plus Dr. Schleifer, our Chief Executive Officer, beneficially owned approximately 42.9% of our outstanding shares of Common Stock, assuming, in the case of our Chief Executive Officer, the conversion of his Class A Stock into Common Stock and the exercise of all options held by him which are exercisable within 60 days of September 30, 2013. In September 2003, Sanofi (then Aventis Pharmaceuticals Inc.) purchased 2,799,552 newly issued, unregistered shares of our Common Stock, and in December 2007, Sanofi purchased an additional 12,000,000 newly issued, unregistered shares of our Common Stock. Under our investor agreement, as amended, with Sanofi, these shares may not be sold until December 20, 2017 except under limited circumstances and subject to earlier termination of these restrictions upon the occurrence of certain events. In addition, in October 2010, Sanofi purchased an additional 1,017,401 shares of Common Stock in our underwritten public offering. As of September 30, 2013, Sanofi beneficially owned 15,816,953 shares of our Common Stock, representing approximately 16.2% of the shares of Common Stock then outstanding. In February 2013, we received from Sanofi a notification under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 that it intends to acquire additional Common Stock through open market purchases and direct purchases from shareholders. If Sanofi, our other significant shareholders, or we sell substantial amounts of our Common Stock in the public market, or there is a perception that such sales may occur, the market price of our Common Stock could fall. Sales of Common Stock by our significant shareholders, including Sanofi, also might make it more difficult for us to raise funds by selling equity or equity-related securities in the future at a time and price that we deem appropriate.
Our existing shareholders may be able to exert significant influence over matters requiring shareholder approval.
Holders of Class A Stock, who are generally the shareholders who purchased their stock from us before our initial public offering, are entitled to ten votes per share, while holders of Common Stock are entitled to one vote per share. As of September 30, 2013, holders of Class A Stock held 17.3% of the combined voting power of all shares of Common Stock and Class A Stock then outstanding. These shareholders, if acting together, would be in a position to significantly influence the election of our directors and the vote on certain corporate transactions that require majority or supermajority approval of the combined classes, including mergers and other business combinations. This may result in our taking corporate actions that other shareholders may not consider to be in their best interest and may affect the price of our Common Stock. As of September 30, 2013:

•
our current executive officers and directors beneficially owned 9.6% of our outstanding shares of Common Stock, assuming conversion of their Class A Stock into Common Stock and the exercise of all options held by such persons which are exercisable within 60 days of September 30, 2013, and 22.2% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by such persons which are exercisable within 60 days of September 30, 2013; and

•
our four largest shareholders plus Dr. Schleifer, our Chief Executive Officer, beneficially owned approximately 42.9% of our outstanding shares of Common Stock, assuming, in the case of our Chief Executive Officer, the conversion of his Class A Stock into Common Stock and the exercise of all options held by him which are exercisable within 60 days of September 30 17, 2013. In addition, these four shareholders plus our Chief Executive Officer held approximately 49.3% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by our Chief Executive Officer which are exercisable within 60 days of September 30, 2013.

Pursuant to an investor agreement with us, as amended, Sanofi has agreed to vote its shares, at Sanofi's election, either as recommended by our board of directors or proportionally with the votes cast by our other shareholders, except with respect to certain change of control transactions, liquidation or dissolution, stock issuances equal to or exceeding 10% of the then outstanding shares or voting rights of Common Stock and Class A Stock, and new equity compensation plans or amendments if not materially consistent with our historical equity compensation practices.

The convertible note hedges and warrant transactions we entered into in connection with our convertible senior notes issuance may affect the trading price of our Common Stock.
In connection with our offering of our 1.875% Convertible Senior Notes due October 1, 2016 ("convertible senior notes" or "notes"), we entered into convertible note hedge transactions with four financial institutions (the "hedge counterparties"), the purpose of which was to reduce the potential dilution to our Common Stock and/or offset potential cash payments in excess of the principal amount of the notes (as applicable) upon conversion of the notes. In the event that the hedge counterparties fail to deliver shares to us or potential cash payments (as applicable) as required under the convertible note hedge documents, we would not receive the benefit of such transactions. Separately, we also entered into warrant transactions with the hedge counterparties. The warrant transactions could separately have a dilutive effect from the issuance of Common Stock pursuant to the warrants.
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
In addition, we intend to exercise options under the convertible note hedge transactions whenever notes are converted. In order to unwind their hedge position with respect to the options we exercise, the hedge counterparties and/or their affiliates may sell shares of our Common Stock or other securities in secondary market transactions or unwind various derivative transactions with respect to our Common Stock during the cash settlement averaging period for the converted notes. The effect, if any, of any of these transactions and activities on the trading price of our Common Stock or the notes will depend in part on market conditions and cannot be ascertained at this time, but any of these activities could adversely affect the value of our Common Stock and the value of the notes. The derivative transactions that the hedge counterparties and/or their affiliates expect to enter into to hedge these transactions may include cash-settled equity swaps referenced to our Common Stock. In certain circumstances, the hedge counterparties and/or their affiliates may have derivative positions that, when combined with the hedge counterparties' and their affiliates' ownership of our Common Stock, if any, would give them economic exposure to the return on a significant number of shares of our Common Stock.
The anti-takeover effects of provisions of our charter, by-laws, and of New York corporate law, as well as the contractual “standstill” provisions in our investor agreement with Sanofi and certain provisions of our compensation plans and agreements and our convertible senior notes and related warrant and hedge transactions, could deter, delay, or prevent an acquisition or other “change in control” of us and could adversely affect the price of our Common Stock.
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

•
under the New York Business Corporation Law, in addition to certain restrictions which may apply to “business combinations” involving our company and an “interested shareholder”, a plan of merger or consolidation of our company must be approved by two-thirds of the votes of all outstanding shares entitled to vote thereon. See the risk factor above captioned “Our existing shareholders may be able to exert significant influence over matters requiring shareholder approval.”

Until the later of the fifth anniversaries of the expiration or earlier termination of our antibody collaboration agreements with Sanofi or our ZALTRAP collaboration with Sanofi, as amended, Sanofi will be bound by certain “standstill” provisions, which contractually prohibit Sanofi from acquiring more than certain specified percentages of our Class A Stock and Common Stock (taken together) or otherwise seeking to obtain control of our company.
The holders of our convertible senior notes have fundamental change purchase rights, which require us to purchase all or a portion of their notes upon the occurrence of a fundamental change, as defined in the indenture governing the notes. In addition, the indenture contains provisions requiring an increase to the conversion rate for conversions in connection with make-whole fundamental changes. These rights and provisions may in certain circumstances delay or prevent a takeover of us and the removal of incumbent management that might otherwise be beneficial to investors. In addition, upon the occurrence of certain extraordinary events, the hedge transactions would be exercised upon the conversion of notes, and the warrant transactions may be terminated. It is possible that the proceeds we receive upon the exercise of the convertible note hedge transactions would be significantly lower than the amounts we would be required to pay upon termination of the warrant transactions. Such differences may result in the acquisition of us being on terms less favorable to our shareholders than it would otherwise be.
In addition, our Change in Control Severance Plan and the employment agreement with our Chief Executive Officer provide for severance benefits in the event of termination as a result of a change in control of our company. In addition, many of our stock options issued under our Second Amended and Restated 2000 Long-Term Incentive Plan, as amended and restated, may become fully vested in connection with a “change in control” of our company, as defined in the plan. These contractual provisions may also have the effect of deterring, delaying, or preventing an acquisition or other change in control.

ITEM 6. EXHIBITS

(a)     Exhibits

Exhibit Number		Description
10.1+	(a)	–	Offer Letter for Robert E. Landry effective September 9, 2013.
31.1		–	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2		–	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32		–	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
101		–	Interactive Data File
101.INS		–	XBRL Instance Document
101.SCH		–	XBRL Taxonomy Extension Schema
101.CAL		–	XBRL Taxonomy Extension Calculation Linkbase
101.DEF		–	XBRL Taxonomy Extension Definition Document
101.LAB		–	XBRL Taxonomy Extension Label Linkbase
101.PRE		–	XBRL Taxonomy Extension Presentation Linkbase

__________________________
+     Indicates a management contract or compensatory plan or arrangement.
(a)    Incorporated by reference to Exhibit 10.1 to the Form 8-K for Regeneron Pharmaceuticals, Inc., filed September 12, 2013.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGENERON PHARMACEUTICALS, INC.

Date:	November 5, 2013	By: /s/ Robert E. Landry

Robert E. Landry
Senior Vice President, Finance and
Chief Financial Officer
(Duly Authorized Officer)