Form 10-Q
period 2014-03-31
REGENERON PHARMACEUTICALS INC
filed 2014-05-08
CIK 872589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

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

Large accelerated filer	X		Accelerated filer
Non-accelerated filer		(Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Number of shares outstanding of each of the registrant’s classes of common stock as of April 17, 2014:

Class of Common Stock	Number of Shares
Class A Stock, $.001 par value	2,000,781
Common Stock, $.001 par value	98,879,794

REGENERON PHARMACEUTICALS, INC.
QUARTERLY REPORT ON FORM 10-Q

"ARCALYST®", "EYLEA®", "ZALTRAP®", "VelocImmune®", "VelociGene®", "VelociMouse®", "VelociMab®", and "VelociSuite®" are trademarks of Regeneron Pharmaceuticals, Inc. Trademarks and trade names of other companies appearing in this report are, to the knowledge of Regeneron Pharmaceuticals, Inc., the property of their respective owners.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except share data)

	March 31,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$461,858	$535,608
Marketable securities	186,275	158,376
Accounts receivable - trade, net	801,773	787,071
Accounts receivable from Sanofi	118,003	104,707
Accounts receivable from Bayer HealthCare	127,720	63,189
Inventories	86,545	70,354
Deferred tax assets	36,623	44,677
Prepaid expenses and other current assets	52,252	32,952
Total current assets	1,871,049	1,796,934

Marketable securities	534,689	389,891
Property, plant, and equipment, at cost, net of accumulated depreciation and amortization	600,864	526,983
Deferred tax assets	248,454	231,878
Other assets	5,340	5,327
Total assets	$3,260,396	$2,951,013

LIABILITIES and STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$237,935	$250,896
Deferred revenue from Sanofi, current portion	12,980	12,815
Deferred revenue - other, current portion	53,093	34,185
Facility lease obligations, current portion	1,060	939
Total current liabilities	305,068	298,835

Deferred revenue from Sanofi	73,694	76,522
Deferred revenue - other	128,539	107,677
Facility lease obligations	203,380	184,258
Convertible senior notes	326,673	320,315
Other long-term liabilities	11,794	11,330
Total liabilities	1,049,148	998,937

Stockholders' equity:
Preferred stock, $.01 par value; 30,000,000 shares authorized; issued and outstanding - none	—	—
Class A Stock, convertible, $.001 par value; 40,000,000 shares authorized; shares issued and outstanding - 2,000,781 at March 31, 2014 and 2,020,481 at December 31, 2013	2	2
Common Stock, $.001 par value; 160,000,000 shares authorized; shares issued and outstanding - 98,847,729 at March 31, 2014 and 97,666,814 at December 31, 2013	99	97
Additional paid-in capital	2,236,931	2,045,857
Accumulated deficit	(27,249)	(92,692)
Accumulated other comprehensive income (loss)	1,465	(1,188)
Total stockholders' equity	2,211,248	1,952,076
Total liabilities and stockholders' equity	$3,260,396	$2,951,013

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share data)

	Three months ended March 31,
	2014	2013
Statements of Operations
Revenues:
Net product sales	$362,378	$318,740
Sanofi collaboration revenue	130,508	99,273
Bayer HealthCare collaboration revenue	125,312	14,907
Technology licensing and other revenue	7,542	6,744
	625,740	439,664

Expenses:
Research and development	287,379	180,299
Selling, general, and administrative	108,850	77,260
Cost of goods sold	27,473	28,021
Cost of collaboration manufacturing	16,099	1,034
	439,801	286,614

Income from operations	185,939	153,050

Other income (expense):
Investment income	937	456
Interest expense	(11,613)	(11,675)
	(10,676)	(11,219)

Income before income taxes	175,263	141,831

Income tax expense	(109,820)	(42,957)

Net income	$65,443	$98,874

Net income per share - basic	$0.66	$1.02
Net income per share - diluted	$0.58	$0.90

Weighted average shares outstanding - basic	98,709	96,878
Weighted average shares outstanding - diluted	112,151	109,369

Statements of Comprehensive Income
Net income	$65,443	$98,874
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	2,653	(478)
Comprehensive income	$68,096	$98,396

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
For the three months ended March 31, 2014 and 2013
(In thousands)

	Class A Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2013	2,020	$2	97,667	$97	$2,045,857	$(92,692)	$(1,188)	$1,952,076
Issuance of Common Stock in connection with exercise of stock options	—	—	1,338	2	53,918	—	—	53,920
Common Stock tendered upon exercise of stock options in connection with employee tax obligations	—	—	(198)	—	(63,086)	—	—	(63,086)
Issuance of Common Stock in connection with Company 401(k) Savings Plan contribution	—	—	21	—	—	—	—	—
Conversion of Class A Stock to Common Stock	(20)	—	20	—	—	—	—	—
Stock-based compensation charges	—	—	—	—	82,982	—	—	82,982
Excess tax benefit from stock-based compensation	—	—	—	—	117,260	—	—	117,260
Net income	—	—	—	—	—	65,443	—	65,443
Other comprehensive income	—	—	—	—	—	—	2,653	2,653
Balance, March 31, 2014	2,000	$2	98,848	$99	$2,236,931	$(27,249)	$1,465	$2,211,248

Balance, December 31, 2012	2,069	$2	95,223	$95	$1,763,508	$(517,054)	$(1,166)	$1,245,385
Issuance of Common Stock in connection with exercise of stock options	—	—	396	—	9,804	—	—	9,804
Common Stock tendered upon exercise of stock options in connection with employee tax obligations	—	—	(17)	—	(3,085)	—	—	(3,085)
Issuance of Common Stock in connection with Company 401(k) Savings Plan contribution	—	—	38	—	—	—	—	—
Conversion of Class A Stock to Common Stock	(11)	—	11	—	—	—	—	—
Stock-based compensation charges	—	—	—	—	53,555	—	—	53,555
Excess tax benefit from stock-based compensation	—	—	—	—	2,293	—	—	2,293
Net income	—	—	—	—	—	98,874	—	98,874
Other comprehensive loss	—	—	—	—	—	—	(478)	(478)
Balance, March 31, 2013	2,058	$2	95,651	$95	$1,826,075	$(418,180)	$(1,644)	$1,406,348

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three months ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$65,443	$98,874
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,530	9,407
Non-cash compensation expense	81,408	53,030
Non-cash interest expense	5,916	5,781
Other non-cash charges and expenses, net	3,761	7,174
Deferred taxes	(8,522)	39,525
Changes in assets and liabilities:
Increase in Sanofi, Bayer HealthCare, and trade accounts receivable	(92,529)	(117,782)
Increase in inventories	(15,550)	(17,581)
Increase in prepaid expenses and other assets	(20,898)	(17,815)
Increase (decrease) in deferred revenue	37,107	(6,470)
(Decrease) increase in accounts payable, accrued expenses, and other liabilities	(14,139)	32,105
Total adjustments	(11,916)	(12,626)
Net cash provided by operating activities	53,527	86,248

Cash flows from investing activities:
Purchases of marketable securities	(253,878)	(181,236)
Sales or maturities of marketable securities	82,469	54,754
Capital expenditures	(64,822)	(21,203)
Net cash used in investing activities	(236,231)	(147,685)

Cash flows from financing activities:
Payments in connection with facility and capital lease obligations	(262)	(649)
Proceeds from issuance of Common Stock	55,042	12,964
Payments in connection with Common Stock tendered for employee tax obligations	(63,086)	(3,085)
Excess tax benefit from stock-based compensation	117,260	2,293
Net cash provided by financing activities	108,954	11,523

Net decrease in cash and cash equivalents	(73,750)	(49,914)

Cash and cash equivalents at beginning of period	535,608	230,276

Cash and cash equivalents at end of period	$461,858	$180,362

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

1. Interim Financial Statements
The interim Condensed Consolidated Financial Statements of Regeneron Pharmaceuticals, Inc. ("Regeneron" or the "Company") have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures necessary for a presentation of the Company’s financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, these financial statements reflect all normal recurring adjustments and accruals necessary for a fair statement of the Company’s financial position, results of operations, and cash flows for such periods. The results of operations for any interim periods are not necessarily indicative of the results for the full year. The December 31, 2013 Condensed Consolidated Balance Sheet data were derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
Certain reclassifications have been made to prior period amounts to conform with the current period’s presentation.
2. Net Product Sales
EYLEA® net product sales in the United States totaled $359.0 million and $313.9 million for the three months ended March 31, 2014 and 2013, respectively. In addition, ARCALYST® net product sales totaled $3.4 million and $4.8 million for the three months ended March 31, 2014 and 2013, respectively.
For the three months ended March 31, 2014 and 2013, the Company recorded 79% and 77%, respectively, of its total gross product revenue from sales to Besse Medical, a subsidiary of AmerisourceBergen Corporation.
Revenue from product sales is recorded net of applicable provisions for rebates and chargebacks under governmental programs (including Medicaid), distribution-related fees, prompt pay discounts, and other sales-related deductions. The following table summarizes the provisions, and credits/payments, for these sales-related deductions during the three months ended March 31, 2014.

	Rebates & Chargebacks	Distribution- Related Fees	Other Sales- Related Deductions	Total
Balance as of December 31, 2013	$4,400	$19,663	$538	$24,601
Provision related to current period sales	6,886	16,858	448	24,192
Credits/payments	(6,664)	(16,310)	(454)	(23,428)
Balance as of March 31, 2014	$4,622	$20,211	$532	$25,365
3. Collaboration Agreements
Sanofi
The collaboration revenue the Company earned from Sanofi, as detailed below, consisted primarily of reimbursement for research and development expenses that the Company incurred, the Company's share of losses in connection with Sanofi's commercialization of ZALTRAP®, and revenue related to non-refundable up-front payments.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

	Three months ended March 31,
Sanofi Collaboration Revenue	2014	2013
ZALTRAP:
Regeneron's share of losses in connection with commercialization of ZALTRAP	$(3,212)	$(7,789)
Reimbursement of Regeneron research and development expenses	1,092	2,089
Other	2,177	1,858
Total ZALTRAP	57	(3,842)
Antibody:
Reimbursement of Regeneron research and development expenses	126,822	99,623
Other	3,629	3,492
Total Antibody	130,451	103,115
Total Sanofi collaboration revenue	$130,508	$99,273
Sanofi commenced sales of ZALTRAP (ziv-aflibercept) Injection for Intravenous Infusion, in combination with 5-fluorouracil, leucovorin, irinotecan ("FOLFIRI"), for patients with metastatic colorectal cancer that is resistant to or has progressed following an oxaliplatin-containing regimen, in the United States in the third quarter of 2012 and in certain European and other countries in the first quarter of 2013. The Company and Sanofi globally collaborate on the development and commercialization of ZALTRAP. Under the terms of the companies' September 2003 collaboration agreement, as amended, Regeneron and Sanofi share co-promotion rights and profits and losses on sales of ZALTRAP outside of Japan. The Company is entitled to a receive a percentage of sales of ZALTRAP in Japan.
Under the Company's antibody collaboration agreement with Sanofi, agreed upon worldwide development expenses incurred by both companies during the term of the agreement are funded by Sanofi, except that following receipt of the first positive Phase 3 trial results for a co-developed drug candidate, which first occurred in the fourth quarter of 2013, subsequent Phase 3 trial-related costs for that drug candidate ("Shared Phase 3 Trial Costs") are shared 80% by Sanofi and 20% by Regeneron. Consequently, in the first quarter of 2014, the Company recognized as additional research and development expense $23.8 million of antibody development expenses that the Company was obligated to reimburse to Sanofi related to alirocumab and sarilumab.
In May 2013, the Company acquired from Sanofi full exclusive rights to antibodies targeting the platelet derived growth factor (PDGF) family of receptors. At the time of acquisition, antibodies to the PDGF receptor were in preclinical development for use in ophthalmology. With respect to PDGF antibodies, the Company made two $5.0 million development milestone payments to Sanofi in the first quarter of 2014, which were recorded in the Company's Statements of Operations as research and development expense, and is obligated to pay up to $30.0 million in additional potential development milestones as well as royalties on any future sales.
Bayer HealthCare LLC
The Company and Bayer HealthCare globally collaborate on the development and commercialization of EYLEA outside of the United States. Bayer HealthCare commenced sales of EYLEA outside the United States for the treatment of wet AMD in the fourth quarter of 2012 and for the treatment of macular edema secondary to CRVO in the fourth quarter of 2013. In addition, in January 2014, the Company entered into a license and collaboration agreement with Bayer HealthCare governing the joint development and commercialization outside the United States of an antibody product candidate to Platelet Derived Growth Factor Receptor Beta (PDGFR-beta).

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

The collaboration revenue the Company earned from Bayer HealthCare is detailed below:

	Three months ended March 31,
Bayer HealthCare Collaboration Revenue	2014	2013
EYLEA:
Regeneron's net profit in connection with commercialization of EYLEA outside the United States	$61,159	$6,362
Sales milestones	30,000	—
Cost-sharing of Regeneron EYLEA development expenses	20,347	5,888
Other	10,932	2,657
Total EYLEA	122,438	14,907
PDGFR-beta antibody:
Cost-sharing of REGN2176-3 development expenses	513	—
Other	2,361	—
Total PDGFR-beta	2,874	—
Total Bayer HealthCare collaboration revenue	$125,312	$14,907
EYLEA
In the first quarter of 2014, the Company earned, and recorded as revenue, two $15.0 million sales milestones from Bayer HealthCare upon total aggregate net sales of EYLEA outside the United States exceeding $500 million and $600 million, respectively, over a twelve-month period. The Company is eligible to receive up to $60.0 million in additional sales milestone payments if twelve-month sales of EYLEA outside the United States achieve certain specified levels up to $1 billion. In addition, in connection with a November 2013 agreement under which Bayer HealthCare obtained rights to use certain of the Company’s EYLEA clinical data for a regulatory filing, the Company became eligible to receive up to $30.0 million in additional sales milestone payments if twelve-month sales of specific commercial supplies of EYLEA outside the United States achieve certain specified levels up to $200 million.
In January 2014, Bayer HealthCare decided to participate in the global development and commercialization of EYLEA outside the United States for the treatment of macular edema following branch retinal vein occlusion ("BRVO"). In connection with this decision, Bayer HealthCare reimbursed Regeneron $15.7 million for a defined share of the EYLEA global development costs that the Company had incurred prior to February 2014 for the BRVO indication, which was recognized as Bayer HealthCare collaboration revenue in the first quarter of 2014 and is included with "Cost-sharing of Regeneron EYLEA development expenses" in the table above. In addition, all future agreed upon global EYLEA development expenses incurred in connection with BRVO will be shared equally, and any future profits or losses on sales of EYLEA outside of the United States for the treatment of macular edema following BRVO will also be shared (for countries other than Japan). The Company is entitled to receive a tiered percentage of EYLEA net sales in Japan.
PDGFR-beta Antibody
In January 2014, the Company also entered into an agreement with Bayer HealthCare governing the joint development and commercialization outside the United States of an antibody product candidate to PDGFR-beta, including in combination with EYLEA, for the treatment of ocular diseases or disorders. REGN2176-3, a combination product candidate comprised of an antibody to PDGFR-beta co-formulated with EYLEA, is being developed under the agreement. Under the agreement, the Company will conduct the initial development of the PDGFR-beta antibody through completion of the first proof-of-concept study, upon which Bayer HealthCare will have a right to opt-in to license and collaborate on further development and commercialization outside the United States.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

In connection with the agreement, Bayer HealthCare made a $25.5 million non-refundable upfront payment to the Company in January 2014, and is obligated to pay 25% of global development costs and 50% of development costs exclusively for the territory outside the United States under the initial development plan. In addition, Bayer HealthCare is obligated to reimburse the Company for 50% of development milestone payments to Sanofi related to the Company's acquisition of rights to antibodies targeting the PDGF family of receptors in May 2013, as described above. In that regard, Bayer HealthCare made two $2.5 million development milestone payments to the Company in the first quarter of 2014 (both of which, for the purpose of revenue recognition, were not considered substantive). Further, in connection with the Company’s initial development of the PDGFR-beta antibody through completion of the first proof-of-concept study, the Company is eligible to receive up to $15.0 million in future development milestone payments from Bayer HealthCare, although certain of these development milestone payments could be reduced by half if Bayer HealthCare does not opt-in to the collaboration.
From inception of the agreement until Bayer HealthCare has the right to opt-in to the collaboration, the Company's sole significant deliverable is research and development services provided in accordance with the agreement. Therefore, the $25.5 million upfront payment was allocated to this deliverable, initially recorded as deferred revenue, and will be recognized as revenue over the related performance period. In addition, the two $2.5 million non-substantive development milestone payments from Bayer HealthCare were also initially recorded as deferred revenue and will be recognized over the same performance period as the upfront payment.
If Bayer HealthCare exercises its right to opt-in to the collaboration, they will obtain exclusive commercialization rights to the product outside the United States, continue to pay for 25% of global development costs and 50% of development costs exclusively for the territory outside the United States, pay a $20.0 million opt-in payment to the Company, pay a $20.0 million development milestone to the Company upon receipt of the first marketing approval in the European Union or Japan, share profits and losses from sales outside the United States equally with the Company, and be responsible for the payment of royalties on sales outside the United States to Sanofi.
Within the United States, the Company has exclusive commercialization rights and will retain all of the profits from sales. If Bayer HealthCare does not opt-in to the collaboration, the Company will have exclusive rights to develop and commercialize PDGFR-beta antibodies (except as a combination product with EYLEA) for use outside the United States.
The Company also has the right to opt-out of the collaboration upon completion of the first proof-of-concept study for the PDGFR-beta antibody. If the Company opts-out of the collaboration and Bayer HealthCare exercises its right to opt-in to the collaboration, Bayer HealthCare will obtain exclusive rights to the PDGFR-beta antibody (except as a combination product with EYLEA) outside of the United States, be responsible for all development costs outside of the United States, be responsible for all royalty and milestone payments to a third party, and will retain all of the profits from sales of the PDGFR-beta antibody outside of the United States.
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

	Three months ended March 31,
	2014	2013
Net income - basic and diluted	$65,443	$98,874

(Shares in thousands)
Weighted average shares - basic	98,709	96,878
Effect of dilutive securities:
Stock options	9,879	10,276
Restricted stock	401	325
Warrants	3,162	1,890
Dilutive potential shares	13,442	12,491
Weighted average shares - diluted	112,151	109,369

Net income per share - basic	$0.66	$1.02
Net income per share - diluted	$0.58	$0.90
Shares which have been excluded from the March 31, 2014 and 2013 diluted per share amounts because their effect would have been antidilutive, include the following:

	Three months ended March 31,
(Shares in thousands)	2014	2013
Stock options	3,646	3,868
Convertible senior notes	4,761	4,761

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

5. Marketable Securities
Marketable securities at March 31, 2014 and December 31, 2013 consist of both debt securities issued by investment grade institutions as well as equity securities. The following tables summarize the Company's investments in marketable securities at March 31, 2014 and December 31, 2013.

	Amortized	Unrealized		Fair
At March 31, 2014	Cost Basis	Gains	Losses	Value
U.S. government and government agency obligations	$78,196	$82	$(13)	$78,265
Corporate bonds	579,600	517	(489)	579,628
Municipal bonds	43,276	138	(13)	43,401
International government agency obligations	8,214	3	—	8,217
Certificates of deposit	7,914	4	—	7,918
Equity securities	1,166	2,369	—	3,535
Total marketable securities	$718,366	$3,113	$(515)	$720,964

At December 31, 2013
U.S. government and government agency obligations	$107,493	$55	$(27)	$107,521
Corporate bonds	369,321	233	(361)	369,193
Commercial paper	23,891	53	—	23,944
Municipal bonds	36,935	45	(59)	36,921
International government agency obligations	2,007	1	—	2,008
Certificates of deposit	7,509	5	—	7,514
Equity securities	1,166	—	—	1,166
Total marketable securities	$548,322	$392	$(447)	$548,267
The Company classifies its debt securities based on their contractual maturity dates. The debt securities listed at March 31, 2014 mature at various dates through August 2024. The fair values of debt security investments by contractual maturity as of March 31, 2014 and December 31, 2013 consist of the following:

	March 31, 2014	December 31, 2013
Maturities within one year	$186,275	$158,376
Maturities after one year through five years	525,961	383,410
Maturities after five years through ten years	4,042	4,138
Maturities after ten years	1,151	1,177
	$717,429	$547,101

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

The following table shows the fair value of the Company’s marketable securities that have unrealized losses and that are deemed to be only temporarily impaired, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at March 31, 2014 and December 31, 2013.

	Less than 12 Months		12 Months or Greater		Total
At March 31, 2014	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government and government agency obligations	$5,983	$(13)	—	—	$5,983	$(13)
Corporate bonds	268,174	(489)	—	—	268,174	(489)
Municipal bonds	12,187	(13)	—	—	12,187	(13)
	$286,344	$(515)	—	—	$286,344	$(515)

At December 31, 2013
U.S. government and government agency obligations	$49,241	$(27)	—	—	$49,241	$(27)
Corporate bonds	176,140	(361)	—	—	176,140	(361)
Municipal bonds	14,431	(59)	—	—	14,431	(59)
	$239,812	$(447)	—	—	$239,812	$(447)
Realized gains and losses are included as a component of investment income. For the three months ended March 31, 2014 and 2013, total realized gains and losses on sales of marketable securities were not material. Changes in the Company's accumulated other comprehensive income (loss) for the three months ended March 31, 2014 and 2013 related to unrealized gains and losses on available-for-sale marketable securities. For the three months ended March 31, 2014 and 2013, amounts reclassified from accumulated other comprehensive income (loss) into investment income in the Company's Statements of Operations were related to realized gains and losses on sales of marketable securities.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

6. Fair Value Measurements
The Company’s assets that are measured at fair value on a recurring basis, at March 31, 2014 and December 31, 2013, consist of the following:

		Fair Value Measurements at Reporting Date Using
At March 31, 2014	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Available-for-sale marketable securities:
U.S. government and government agency obligations	$78,265	—	$78,265
Corporate bonds	579,628	—	579,628
Municipal bonds	43,401	—	43,401
International government agency obligations	8,217	—	8,217
Certificates of deposit	7,918	—	7,918
Equity securities	3,535	$3,535	—
	$720,964	$3,535	$717,429

At December 31, 2013
Available-for-sale marketable securities:
U.S. government and government agency obligations	$107,521	—	$107,521
Corporate bonds	369,193	—	369,193
Commercial paper	23,944	—	23,944
Municipal bonds	36,921	—	36,921
International government agency obligations	2,008	—	2,008
Certificates of deposit	7,514	—	7,514
Equity securities	1,166	$1,166	—
	$548,267	$1,166	$547,101
Marketable securities included in Level 2 were valued using a market approach utilizing prices and other relevant information, such as interest rates, yield curves, prepayment speeds, loss severities, credit risks, and default rates, generated by market transactions involving identical or comparable assets. The Company considers market liquidity in determining the fair value for these securities. The Company did not record any charges for other-than-temporary impairment of its Level 2 marketable securities during the three months ended March 31, 2014 and 2013.
There were no purchases, sales, or maturities of Level 3 marketable securities and no unrealized gains or losses related to Level 3 marketable securities for the three months ended March 31, 2014 and 2013. There were no transfers of marketable securities between Levels 1, 2, or 3 classifications during the three months ended March 31, 2014 and 2013.
As of March 31, 2014 and December 31, 2013, the Company had $400.0 million in aggregate principal amount of 1.875% convertible senior notes that will mature on October 1, 2016 unless earlier converted or repurchased. The fair value of the outstanding convertible senior notes was estimated to be $1,437.7 million and $1,327.2 million as of March 31, 2014 and December 31, 2013, respectively, and was determined based on Level 2 inputs, such as market and observable sources.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

7. Inventories
Inventories consist of the following:

	March 31,	December 31,
	2014	2013
Raw materials	$6,792	$9,120
Work-in-process	47,858	35,868
Finished goods	13,230	14,352
Deferred costs	18,665	11,014
	$86,545	$70,354
Deferred costs represent the costs of product manufactured and shipped to the Company's collaborators for which recognition of revenue has been deferred. For the three months ended March 31, 2014 and 2013, cost of goods sold included inventory write-downs and reserves totaling $1.1 million and $3.2 million, respectively.
8. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

	March 31,	December 31,
	2014	2013
Accounts payable	$32,692	$61,936
Accrued payroll and related costs	41,754	69,429
Accrued clinical trial expense	30,828	23,654
Accrued sales-related charges, deductions, and royalties	94,554	66,855
Other accrued expenses and liabilities	38,107	29,022
	$237,935	$250,896
9. Income Taxes
The Company is subject to U.S. federal, state, and foreign income taxes. For the three months ended March 31, 2014 and 2013, the Company recorded an income tax provision of $109.8 million and $43.0 million, respectively. The Company's effective tax rate for the three months ended March 31, 2014 and 2013 was 62.7% and 30.3%, respectively. The Company's effective tax rate for the three months ended March 31, 2014 was negatively impacted by (i) expiration at the end of 2013 of the federal tax credit for increased research activities, (ii) losses incurred in foreign jurisdictions with rates lower than the federal statutory rate, and (iii) recently enacted New York State tax legislation. This tax legislation reduced the New York State income tax rate to zero percent for "qualified manufacturers", including Regeneron, effective in 2014; however, it also resulted in the Company reducing its related deferred tax assets as a discrete item in the first quarter of 2014. As a result, this tax legislation caused a net increase in the Company's effective tax rate by 10.4% for the first quarter of 2014.
The Company's effective tax rate for the three months ended March 31, 2013 included, as a discrete item, the favorable impact of the enactment of The American Taxpayer Relief Act in January 2013. The American Taxpayer Relief Act included a provision to extend the income tax credit for increased research activities retroactively to the tax year ended December 31, 2012, as well as for 2013. As a result, the Company's 2012 research tax credit reduced its effective tax rate for the three months ended March 31, 2013 by 12.3%.
Tax years subsequent to 2009 remain open to examination by federal tax authorities. The Company's 2011 federal income tax return is currently under audit by the Internal Revenue Service. In addition, the Company's 2009, 2010, and 2011 New York State returns are currently under audit by state tax authorities.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

10. Statement of Cash Flows
Supplemental disclosure of non-cash investing and financing activities:
Included in accounts payable and accrued expenses at March 31, 2014 and December 31, 2013 were $17.6 million and $16.1 million, respectively, of accrued capital expenditures. Included in accounts payable and accrued expenses at March 31, 2013 and December 31, 2012 were $10.1 million and $8.6 million, respectively, of accrued capital expenditures.
Pursuant to the application of FASB authoritative guidance to the Company's lease of office and laboratory facilities in Tarrytown, New York, the Company recognized a facility lease obligation of $19.4 million during the three months ended March 31, 2014 in connection with capitalizing, on the Company's books, the landlord's costs of constructing new facilities that the Company has leased. The Company did not recognize any such facility lease obligation during the three months ended March 31, 2013.
11. Legal Matters
From time to time, the Company is a party to legal proceedings in the course of the Company's business. The Company does not expect any such current legal proceedings to have a material adverse effect on the Company's business or financial condition. Costs associated with the Company's involvement in legal proceedings are expensed as incurred.
Proceedings Relating to ‘287 Patent and '018 Patent
The Company is a party to patent infringement litigation involving its European Patent No. 1,360,287 (the "'287 Patent") and its U.S. Patent No. 8,502,018 (the "'018 Patent"), both of which concern genetically altered mice capable of producing chimeric antibodies that are part human and part mouse. Chimeric antibody sequences can be used to produce high-affinity fully human monoclonal antibodies. In these proceedings (the "'287 Patent Infringement Litigation" and "'018 Patent Infringement Litigation," respectively), the Company claims infringement of several claims of the '287 Patent and the '018 Patent (as applicable), and seeks, among other types of relief, an injunction and an account of profits in connection with the defendants' infringing acts, which may include, among other things, the making, use, keeping, sale, or offer for sale of genetically engineered mice (or certain cells from which they are derived) that infringe one or more claims of the '287 Patent and the '018 Patent (as applicable).
As the '287 Patent Infringement Litigation and '018 Patent Infringement Litigation proceedings are at an early stage, at this time the Company is not able to predict the outcome of, or an estimate of gain, if any, related to, these proceedings.
12. Subsequent Events
In April 2014, the Company received notification that $61.1 million principal amount of the Company's 1.875% convertible senior notes were surrendered for conversion, and settlement is anticipated during the second quarter of 2014. In accordance with the terms of the notes, the Company elected to settle these conversion obligations through a combination of cash, in an amount up to the principal amount of the converted notes, and shares in respect of any excess thereof (based on the average of the volume-weighted-average prices of the Common Stock during the 40 trading-day cash settlement averaging period specified in the indenture governing the notes). In connection with these note conversions, the Company exercised a proportionate amount of its convertible note hedges, for which the Company expects to receive shares of Common Stock equivalent to the number of shares the Company will be required to issue to settle the non-cash portion of the related note conversions.
In May 2014, the Company entered into a research collaboration and license agreement with Avalanche Biotechnologies, Inc., a privately held company, to discover, develop, and commercialize novel gene therapy products for the treatment of ophthalmologic diseases. In connection with the agreement, the Company is required to make a $2.0 million upfront payment and a $6.0 million pre-payment of collaboration research costs, and is obligated to pay potential additional research costs, potential development and regulatory milestones (for products directed to as many as eight therapeutic targets), and royalties on any future sales of such products. The Company has also purchased an aggregate of $5.0 million of Avalanche preferred stock. Under the agreement, the Company will collaborate with Avalanche to conduct research for the discovery of novel gene therapy vectors. Subsequent to the filing of an Investigational New Drug application ("IND") with the FDA for a product candidate, Regeneron may exercise its right to obtain exclusive worldwide rights to further research, develop, and commercialize such product candidates directed to the applicable therapeutic target. In addition, Avalanche has the option to share in development costs and profits for products directed toward up to two therapeutic targets of its choice.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussion below contains forward-looking statements that involve risks and uncertainties relating to future events and the future performance of Regeneron Pharmaceuticals, Inc. ("Regeneron," "Company," "we," "us," and "our"), and actual events or results may differ materially from these forward-looking statements. Words such as "anticipate," "expect," "intend," "plan," "believe," "seek," "estimate," variations of such words, and similar expressions are intended to identify such forward-looking statements, although not all forward-looking statements contain these identifying words. These statements concern, and these risks and uncertainties include, among others, the nature, timing, and possible success and therapeutic applications of our products, product candidates, and research and clinical programs now underway or planned, including without limitation Regeneron's human genetics initiative; unforeseen safety issues resulting from the administration of products and product candidates in patients, including serious complications or side effects in connection with the use of our product candidates in clinical trials; the likelihood and timing of possible regulatory approval and commercial launch of our late-stage product candidates and new indications for marketed products, including without limitation EYLEA®, sarilumab, alirocumab, and dupilumab; ongoing regulatory obligations and oversight impacting our research and clinical programs and business, including those relating to patient privacy; determinations by regulatory and administrative governmental authorities which may delay or restrict our ability to continue to develop or commercialize our products and product candidates; competing drugs and product candidates that may be superior to our products and product candidates; uncertainty of market acceptance and commercial success of our products and product candidates; our ability to manufacture and manage supply chains for multiple products and product candidates; coverage and reimbursement determinations by third-party payers, including Medicare and Medicaid; unanticipated expenses; the costs of developing, producing, and selling products; our ability to meet any of our sales or other financial projections or guidance, including without limitation capital expenditures and income tax obligations, and changes to the assumptions underlying those projections or guidance; the potential for any license or collaboration agreement, including our agreements with Sanofi and Bayer HealthCare LLC, to be cancelled or terminated without any further product success; and risks associated with third party intellectual property and pending or future litigation relating thereto. These statements are made based on management's current beliefs and judgment, and the reader is cautioned not to rely on any such statements. In evaluating such statements, shareholders and potential investors should specifically consider the various factors identified under Part II, Item 1A. “Risk Factors,” which could cause actual events and results to differ materially from those indicated by such forward-looking statements. We do not undertake any obligation to update publicly any forward-looking statement, whether as a result of new information, future events, or otherwise.
Overview
Regeneron Pharmaceuticals, Inc. is a fully integrated biopharmaceutical company that discovers, invents, develops, manufactures, and commercializes medicines for the treatment of serious medical conditions. We commercialize medicines for eye diseases, colorectal cancer, and a rare inflammatory condition and have product candidates in development in other areas of high unmet medical need, including hypercholesterolemia, oncology, rheumatoid arthritis (RA), asthma, and atopic dermatitis.
Our total revenues were $625.7 million in the first quarter of 2014, compared to $439.7 million in the first quarter of 2013. Our net income was $65.4 million, or $0.58 per diluted share, in the first quarter of 2014, compared to net income of $98.9 million, or $0.90 per diluted share, in the first quarter of 2013. Refer to the "Results of Operations" section below for further details of our financial results.
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

•
ZALTRAP® (ziv-aflibercept) Injection for Intravenous Infusion, known in the scientific literature as VEGF Trap, which is available in the United States, EU, and certain other countries for treatment, in combination with 5-fluorouracil, leucovorin, irinotecan (FOLFIRI), of patients with metastatic colorectal cancer (mCRC) that is resistant to or has progressed following an oxaliplatin-containing regimen. Regulatory applications for marketing authorization of ZALTRAP for the treatment of previously treated mCRC patients in other countries have also been submitted and are currently under review by the respective regulatory agencies. We and Sanofi globally collaborate on the development and commercialization of ZALTRAP.

•
ARCALYST® (rilonacept) Injection for Subcutaneous Use, which is available in the United States for the treatment of Cryopyrin-Associated Periodic Syndromes (CAPS), including Familial Cold Auto-inflammatory Syndrome (FCAS) and Muckle-Wells Syndrome (MWS), in adults and children 12 years and older.

We have 17 product candidates in clinical development, all of which were discovered in our research laboratories. These consist of two Trap-based clinical programs and 15 fully human monoclonal antibody product candidates, as summarized below:

Trap-based Clinical Programs
EYLEA
In Phase 3 clinical development for the treatment of diabetic macular edema (DME), macular edema following branch retinal vein occlusion (BRVO), and myopic choroidal neovascularization (mCNV), in collaboration with Bayer HealthCare.

ZALTRAP
In Phase 1b clinical development with angiopoietin-2 inhibitor (nesvacumab) in oncology in collaboration with Sanofi.

Antibody-based Clinical Programs
In Collaboration with Sanofi	Developed Independently
Sarilumab (REGN88)	REGN1400
Antibody to the interleukin-6 receptor (IL-6R). In clinical development in rheumatoid arthritis (Phase 3) and non-infectious uveitis (Phase 2).	Antibody to ErbB3. In Phase 1 clinical development in oncology.
Alirocumab (REGN727)	REGN1154
Antibody to Proprotein Convertase Subtilisin/Kexin type 9 (PCSK9). In Phase 3 clinical development for low-density lipoprotein (LDL) cholesterol reduction.	Antibody in Phase 1 clinical development against an undisclosed target.
Dupilumab (REGN668)	REGN1500
Antibody to the interleukin-4 receptor alpha (IL-4R). In clinical development in atopic dermatitis (Phase 2b), asthma (Phase 2b), and nasal polyposis (Phase 2).	Antibody in Phase 1 clinical development against an undisclosed target.
Enoticumab (REGN421)	REGN1193
Antibody to Delta-like ligand-4 (Dll4), a novel angiogenesis target. In Phase 1 clinical development in oncology.	Antibody in Phase 1 clinical development against an undisclosed target.
Nesvacumab (REGN910)	REGN1908-1909
Antibody to angiopoietin-2 (Ang2), a novel angiogenesis target. In Phase 1 clinical development in oncology.	Antibody combination in Phase 1 clinical development against an undisclosed target.
REGN1033	Fasinumab (REGN475)
Antibody to myostatin (GDF8). In Phase 2 clinical development in skeletal muscle disorders.	Antibody to Nerve Growth Factor (NGF). In development for the treatment of pain; currently on clinical hold by the Food and Drug Administration (FDA).
REGN2009
Antibody in Phase 1 clinical development against an undisclosed target.
REGN2222
Antibody in Phase 1 clinical development against an undisclosed target.

In Collaboration with Bayer HealthCare
REGN2176-3
Combination product comprised of an antibody to Platelet Derived Growth Factor Receptor Beta (PDGFR-beta) co-formulated with EYLEA for use in ophthalmology.
In Phase 1 clinical development for the treatment of wet AMD.

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
Marketed Products
EYLEA (aflibercept) Injection
Net product sales of EYLEA in the United States were $359.0 million in the first quarter of 2014, compared to $313.9 million in the first quarter of 2013. Bayer HealthCare records revenue from sales of EYLEA outside the United States, which were $218.1 million in the first quarter of 2014 and $62.0 million in the first quarter of 2013.
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
In August 2013, we and Bayer HealthCare announced positive week 52 results from the Phase 3 VISTA-DME and VIVID-DME trials of EYLEA for the treatment of DME, as described below under "Trap-based and Late-Stage Antibody-based Clinical Programs: EYLEA - Ophthalmologic Diseases." Based on the positive results of these studies, we submitted a supplemental Biologics License Application (BLA) for U.S. regulatory approval of EYLEA in DME in the fourth quarter of 2013; the target date for an FDA decision on the supplemental BLA is August 18, 2014. Applications for marketing approval for the treatment of DME in the EU and Japan have also been submitted by Bayer HealthCare. In addition, in February 2014, we and Bayer HealthCare announced positive week 100 results from the Phase 3 VISTA-DME trial, as described below under "Trap-based Clinical Programs: EYLEA - Ophthalmologic Diseases." In October 2013, we announced positive week 24 results from the Phase 3 VIBRANT trial of EYLEA for the treatment of macular edema following BRVO, as described below under "Trap-based Clinical Programs: EYLEA - Ophthalmologic Diseases." Based on the positive results of this study, a supplemental BLA for U.S. regulatory approval of EYLEA in macular edema following BRVO was submitted, and the target date for an FDA decision on the supplemental BLA is October 23, 2014.
We are collaborating with Bayer HealthCare on the global development and commercialization of EYLEA outside the United States. Bayer HealthCare markets, and records revenue from sales of, EYLEA outside the United States, where, for countries other than Japan, the companies share equally the profits and losses from sales of EYLEA. In Japan we are entitled to receive a percentage of the sales of EYLEA. We maintain exclusive rights to EYLEA in the United States and are entitled to all profits from such sales.
ZALTRAP (ziv-aflibercept) Injection for Intravenous Infusion
We and Sanofi globally collaborate on the development and commercialization of ZALTRAP, and share profits and losses from commercialization of ZALTRAP, except for Japan, where we are entitled to receive a percentage of the sales of ZALTRAP. ZALTRAP net product sales, which are recorded by Sanofi, commenced in the United States in August 2012 and in Europe in the first quarter of 2013, and were $21.6 million in the first quarter of 2014 and $14.1 million in the first quarter of 2013. Regulatory applications for marketing authorization of ZALTRAP for the treatment of previously treated mCRC patients in other countries have also been submitted and are currently under review by the respective regulatory agencies.

ARCALYST (rilonacept) Injection for Subcutaneous Use
ARCALYST (rilonacept) Injection for Subcutaneous Use is available in the United States for the treatment of CAPS in adults and children 12 years and older. CAPS are a group of rare, inherited, auto-inflammatory conditions characterized by life-long, recurrent symptoms of rash, fever/chills, joint pain, eye redness/pain, and fatigue. Intermittent, disruptive exacerbations or flares can be triggered at any time by exposure to cooling temperatures, stress, exercise, or other unknown stimuli. Net product sales of ARCALYST totaled $3.4 million in the first quarter of 2014 and $4.8 million in the first quarter of 2013.
Trap-based Clinical Programs
EYLEA - Ophthalmologic Diseases
Overview
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
Wet AMD
Phase 3 SIGHT Trial. In the fourth quarter of 2011, we and Bayer HealthCare initiated a Phase 3 trial in China evaluating the efficacy and safety of EYLEA in wet AMD (SIGHT). The trial is fully enrolled.
RE-VIEW Study. In the fourth quarter of 2012, we initiated a study (RE-VIEW) to fulfill a post-marketing requirement by the FDA, which is evaluating the effect of EYLEA on corneal endothelium. The trial is fully enrolled.
DME
Phase 3 VISTA-DME and VIVID-DME Trials. In August 2013, we and Bayer HealthCare announced that in the Phase 3 VISTA-DME and VIVID-DME trials of EYLEA for the treatment of DME, EYLEA 2 milligrams (mg) dosed monthly and EYLEA 2 mg dosed every two months (after 5 initial monthly injections) achieved the primary endpoint of a significantly greater improvement in best-corrected visual acuity (BCVA) from baseline compared to laser photocoagulation at 52 weeks. Both EYLEA treatment arms demonstrated similar improvements in BCVA. Based on the positive results of these studies, during the fourth quarter of 2013, we submitted a supplemental BLA for U.S. regulatory approval of EYLEA in DME; the target date for an FDA decision on the supplemental BLA is August 18, 2014. Bayer HealthCare also submitted applications for marketing approval for the treatment of DME in the EU in the fourth quarter of 2013 and Japan in the first quarter of 2014. Both the VISTA-DME and VIVID-DME trials are planned to continue up to 148 weeks.
We are conducting the VISTA-DME study in the United States. Bayer HealthCare is conducting the VIVID-DME study in Europe, Japan, and Australia. Patients in both trials were randomized to receive either EYLEA 2 mg monthly, EYLEA 2 mg every two months (after 5 initial monthly injections), or the comparator treatment of laser photocoagulation. Previously, we reported that both trials achieved their primary endpoint of a statistically significant mean improvement in BCVA at 12 months versus baseline for EYLEA at both dosing schedules versus laser photocoagulation.
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
In these trials, EYLEA was generally well tolerated with a similar overall incidence of adverse events (AEs), ocular serious AEs, and non-ocular serious AEs across the treatment groups and the laser control group. The most frequent ocular treatment emergent AEs (TEAEs) observed included conjunctival hemorrhage, eye pain, and vitreous floaters. The most frequent non-ocular TEAEs included hypertension, nasopharyngitis, anemia, and urinary tract infection, which occurred with similar frequency in the treatment groups and the laser control group.
Phase 3 VIVID-Japan and VIVID EAST-DME Studies. An additional Phase 3 safety study in Japan (VIVID-Japan) was initiated in the first quarter of 2012 and is required for approval in Japan. Bayer HealthCare recently reported positive results from the VIVID-Japan study, which did not change the overall safety profile for EYLEA in DME, and submitted an application for marketing authorization of EYLEA for the treatment of DME in Japan. In February 2013, we and Bayer HealthCare also initiated another Phase 3 study to evaluate the efficacy and safety of EYLEA in DME in Russia, China, and other Asian countries (VIVID EAST-DME). This trial is fully enrolled.
Macular Edema Following BRVO
Phase 3 VIBRANT Study. In October 2013, we reported positive top-line results from the VIBRANT trial. The study achieved its primary endpoint of a statistically significant difference for EYLEA dose 2 mg monthly versus laser in proportion of patients who gained at least 15 letters of visual acuity at 24 weeks versus baseline. The incidence of serious AEs (SAEs) was similar in both study arms. The most common ocular AEs in the EYLEA treated patients were conjunctival hemorrhage and eye pain. There were no cases of intraocular inflammation. There was one ocular SAE in a patient in the EYLEA group, which was a traumatic cataract. Based on the positive results of the VIBRANT study, a supplemental BLA for U.S. regulatory approval of EYLEA in BRVO was submitted; the target date for an FDA decision on the supplemental BLA is October 23, 2014.
In January 2014, Bayer HealthCare exercised its right to opt-in to the global development and commercialization of EYLEA outside the United States for the treatment of macular edema following BRVO as described below under "Collaborations with Bayer HealthCare - EYLEA outside the United States."
Other
Phase 3 MYRROR Study. In June 2013, we and Bayer HealthCare announced positive top-line results for EYLEA from the Phase 3 MYRROR study in myopic choroidal neovascularization (mCNV). In this trial, patients receiving EYLEA at an initial dose of 2 mg, followed by treatment on an as-needed (PRN) basis, achieved a statistically significant mean improvement in BCVA from baseline to week 24 versus the sham control. The most common adverse events observed in the MYRROR trial that occurred with a frequency of 2% or more were conjunctival hemorrhage, dry eye, eye pain, headache, and nasopharyngitis. Bayer HealthCare submitted an application for regulatory approval for this indication in Japan in the fourth quarter of 2013.
ZALTRAP (ziv-aflibercept) - Oncology
ZALTRAP is a fusion protein that is designed to bind all forms of VEGF-A, VEGF-B, and PlGF, and prevent their interaction with cell surface receptors. VEGF-A (and to a lesser degree, PlGF) is required for angiogenesis that is needed for tumors to grow.
During the third quarter of 2012, we and Sanofi initiated a Phase 1b study of a combination of ZALTRAP and our angiopoietin-2 inhibitor (nesvacumab) in patients with advanced solid malignancies.
Late-Stage Antibody-based Clinical Programs
Sarilumab (REGN88; IL-6R Antibody) for inflammatory diseases
Overview
IL-6 is a key cytokine involved in the pathogenesis of RA, causing inflammation and joint destruction. Sarilumab is a fully human monoclonal antibody to IL-6R generated using our VelocImmune technology.
Rheumatoid Arthritis
Phase 3 SARIL-RA-MOBILITY Trial. In the fourth quarter of 2013, we and Sanofi announced that in the SARIL-RA-MOBILITY Phase 3 clinical trial in adult patients with active RA who were inadequate responders to MTX therapy, sarilumab treatment in combination with MTX improved disease signs and symptoms as well as physical function, and inhibited progression of joint damage. The 52 week SARIL-RA-MOBILITY Phase 3 trial enrolled approximately 1,200 patients with active, moderate-to-severe rheumatoid arthritis, and who were inadequate responders to MTX therapy. Patients were randomized to one of three subcutaneous treatment groups, all in combination with MTX and dosed every other week: sarilumab 200 mg, sarilumab 150 mg, or placebo.

Both sarilumab groups showed clinically relevant and statistically significant improvements compared to the placebo group in all three co-primary endpoints (p < 0.0001).
In the SARIL-RA-MOBILITY trial, infections were the most frequently reported adverse events and were reported with a higher incidence in the sarilumab groups compared to placebo, all in combination with MTX. Among patients treated with sarilumab, a dose dependent decrease in mean neutrophil counts was observed. Serious infections were not associated with grades 3 and 4 neutropenia in this study. Increases in mean LDL cholesterol and transaminases were observed.
The efficacy and safety data from the SARIL-RA-MOBILITY study will be presented at an upcoming medical conference.
Additional Phase 3 Studies. We and Sanofi have also initiated additional Phase 3 studies, SARIL-RA-TARGET, SARIL-RA-COMPARE, and SARIL-RA- ASCERTAIN. The broad SARIL-RA clinical development program is focused on adult populations with moderate-to-severe RA who are inadequate responders to either MTX or tumor necrosis factor alpha (TNF-alpha) inhibitor therapy. SARIL-RA-TARGET is a randomized, double-blind, placebo-controlled study evaluating sarilumab in combination with non-biologic, disease-modifying anti-rheumatic drugs (DMARDS) in moderate-to-severe active RA patients with inadequate responses to, or who are intolerant of, one or more TNF-alpha inhibitors. The SARIL-RA-COMPARE study is evaluating the safety and efficacy of sarilumab plus MTX compared to etanercept (a TNF-alpha inhibitor) plus MTX in adult patients with moderate-to-severe RA who demonstrate an inadequate response to adalimumab as their first TNF-alpha inhibitor therapy. The SARIL-RA-ASCERTAIN study is a safety study evaluating the safety and tolerability of sarilumab versus a calibrator, tocilizumab, both in combination with MTX, in patients with RA who are inadequate responders to, or intolerant of, TNF-alpha inhibitors. Patients who complete SARIL-RA-MOBILITY, SARIL-RA-TARGET, or SARIL-RA-ASCERTAIN are offered enrollment into the ongoing SARIL-RA-EXTEND, which is an open-label, long-term safety study of sarilumab.
Non-infectious Uveitis
Phase 2 SARIL-NIU-SATURN Study. A Phase 2 study, SARIL-NIU-SATURN, was initiated in the fourth quarter of 2013 and is a placebo-controlled proof-of-concept study evaluating the safety and efficacy of sarilumab in non-infectious uveitis.
Alirocumab (REGN727; PCSK9 Antibody) for LDL cholesterol reduction
Overview
Elevated LDL cholesterol (“bad cholesterol”) level is a validated risk factor leading to cardiovascular disease. Statins are a class of drugs that lower LDL through inhibition of HMG-CoA, an enzyme regulating the early and rate-limiting step in cholesterol biosynthesis that ultimately results in an increase in LDL receptors to increase the uptake of plasma LDL lipoproteins. PCSK9 is a secreted protein that plays a key role in modulating LDL cholesterol (LDL-C) levels in the body. PCSK9 binds to and induces the destruction of the LDL receptor, thereby interfering with cellular uptake and increasing circulating levels of LDL cholesterol. In a landmark study published in the New England Journal of Medicine in March 2006, patients with lower than normal PCSK9 levels due to a genetic abnormality not only had significantly lower levels of LDL-C, but also a significant reduction in the risk of coronary heart disease. We used our VelocImmune technology to generate a fully human monoclonal antibody inhibitor of PCSK9, called alirocumab, that is intended to lower LDL cholesterol.
Clinical Programs
Phase 2 Studies. Alirocumab has been studied in three Phase 2 clinical studies, two in patients with primary hypercholesterolemia and one in patients with heterozygous familial hypercholesterolemia (heFH). In the Phase 2 studies, alirocumab significantly reduced LDL-C from baseline up to 72% on top of standard of care statin therapy. In the Phase 2 program, injection site reactions were the most common AEs with alirocumab, and were rare. Rare cases of hypersensitivity reaction were also reported. SAEs were reported in 1.8% of patients in the active treatment arms and 2.6% of patients in the placebo groups.
In the first quarter of 2014, the first Phase 2 study with alirocumab in Japanese patients met its primary endpoint. The results demonstrated that the mean LDL-C percentage reduction from baseline to week 12, the primary efficacy endpoint of the study, was significantly greater in patients randomized to receive one of three doses of alirocumab administered every other week (Q2W) - 150 mg, 75 mg, and 50 mg, in combination with statin therapy, compared to patients receiving placebo. At week 12, the mean percentage reduction in LDL-C from baseline in patients receiving alirocumab 50 mg Q2W was 55%, alirocumab 75 mg Q2W was 62% and alirocumab 150 mg Q2W was 72%, compared to 3 percent in the placebo group. TEAEs in this study were reported by 52% of patients in the alirocumab 50 mg group, 48% of patients in the 75 mg group, and 64% of patients in the 150 mg group, compared to 32% in the placebo group. The most frequently reported TEAEs were nasopharyngitis, injection site reaction, back pain, cystitis and ligament sprain.
Phase 3 ODYSSEY Program. We and Sanofi initiated the global Phase 3 ODYSSEY program for alirocumab in the second quarter of 2012. The ODYSSEY program is expected to enroll more than 23,000 patients. This includes eleven clinical trials evaluating the effect of alirocumab, dosed every two weeks, on lowering LDL cholesterol. In addition, the 18,000 patient ODYSSEY

OUTCOMES trial, assessing reduction in serious cardiovascular events, is currently enrolling patients, while the other trials exploring every two week dosing in the ODYSSEY program are fully enrolled. LDL cholesterol reduction is expected to be the primary efficacy endpoint for initial regulatory filings. Additionally, the ODYSSEY program includes two trials of alirocumab dosed every four weeks, ODYSSEY CHOICE I, which was initiated in the fourth quarter, and ODYSSEY CHOICE II, which was initiated in the first quarter of 2014; both of these trials are fully enrolled. Patients in the ODYSSEY CHOICE I trial receive alirocumab 300 mg in combination with statins each month and patients in the CHOICE II trial receive alirocumab 150 mg monotherapy and in combination with non-statin lipid lowering therapy each month. The ODYSSEY studies are being conducted in clinical centers around the world including North America, Western and Eastern Europe, South America, Australia, and Asia.
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
Dupilumab (REGN668; IL-4R Antibody) for allergic and immune conditions
Overview
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
Atopic Dermatitis
Phase 2a Trial. Data from a European Phase 2a study of dupilumab in atopic dermatitis were presented during the annual meeting of the American Academy of Allergy Asthma and Immunology in March 2014. In this study of 109 patients with moderate-to-severe atopic dermatitis, dupilumab 300 mg administered weekly was associated with rapid and marked sustained improvements in several endpoints such as Eczema Severe Score Index (EASI), Scoring of Atopic Dermatitis (SCORAD), Investigator’s Global Assessment Score (IGA), baseline Body Surface Area (BSA), and pruritus. After 12 weeks of treatment, patients receiving dupilumab achieved statistically superior clinical outcomes compared to patients in the placebo group in all measures of disease activity and pruritus. There were notably fewer patients with skin infections associated with dupilumab treatment (5.5%), compared with placebo (24.1%). There were no infection related SAEs or eczema herpeticum in the dupilumab group. In the placebo group, three patients with skin infections and four patients with atopic dermatitis exacerbations required hospitalization. The most common TEAEs were nasopharyngitis, headache, and conjunctivitis.
Phase 2b Trial. In the second quarter of 2013, a Phase 2b trial in atopic dermatitis was initiated, and is currently fully enrolled.
Asthma
Phase 2a Trial. Data from a Phase 2a trial in asthma patients with elevated eosinophils were presented at the American Thoracic Society in May 2013, and were also published in the New England Journal of Medicine in June 2013. In this study, patients receiving dupilumab at 300 mg weekly for 12 weeks experienced an 87% reduction in the incidence of asthma exacerbations compared to patients receiving placebo (p<0.0001). Clinically meaningful and statistically significant improvements were observed for lung function and other asthma control parameters, such as forced expiratory volume over one second (FEV1). TEAEs were reported by a similar proportion of patients in both treatment groups (76.9% placebo; 80.8% dupilumab). AEs were generally non-specific and of mild-to-moderate intensity. The most common AEs for placebo and dupilumab were injection-site reaction, nasopharyngitis, upper respiratory tract infection, headache, and nausea.
Phase 2b Trial. In the second quarter of 2013, a Phase 2b trial in asthma was initiated and is currently enrolling patients.
Nasal Polyposis
Phase 2 Study. In the third quarter of 2013, a Phase 2 study in nasal polyposis was initiated and is currently enrolling patients.
Other Antibody-based Clinical Programs
Each of the antibodies in the table below was generated using our VelocImmune technology.

Program	Overview	Clinical Status
Enoticumab (REGN421; Dll4 Antibody) for advanced malignancies*
In many clinical settings, positively or negatively regulating blood vessel growth could have important therapeutic benefits, as could the repair of damaged and leaky vessels. VEGF was the first growth factor shown to be specific for blood vessels, by virtue of having its receptor primarily expressed on blood vessel cells. Enoticumab is a fully human monoclonal antibody to Dll4.
In Phase 1 clinical development.
Nesvacumab (REGN910; Ang2 Antibody) for oncology*
The angiopoietins, which were discovered at Regeneron, are ligands for the endothelial cell receptor Tie2 and are essential for vascular development and angiogenesis. Unlike other family members, Ang2 is strongly upregulated by endothelial cells at sites of angiogenesis and vascular remodeling, including tumors. Enhanced anti-tumor effects have been observed in preclinical models with combined blockade of both VEGF and Ang2. Nesvacumab is a fully human monoclonal antibody that is designed to block Ang2.
In Phase 1 clinical development in oncology. In Phase 1b clinical development in combination with ZALTRAP in patients with advanced solid malignancies.
REGN1033 (GDF8 Antibody)*
REGN1033 is a fully human monoclonal antibody to GDF8. Myostatin has been validated as a target to increase muscle mass and strength through genetic mutations in both animals and humans that abrogate its bioactivity.
In Phase 2 clinical development.
REGN2009*	REGN2009 is a fully human monoclonal antibody against an undisclosed target.	In Phase 1 clinical development.
REGN2222*	REGN 2222 is a fully human monoclonal antibody against an undisclosed target.	In the second quarter of 2014, we initiated a Phase 1 clinical study.
REGN1400 (ErbB3 Antibody) for oncology	REGN1400 is a fully human monoclonal antibody against ErbB3.	In Phase 1 clinical development.
REGN1154**	REGN1154 is a fully human monoclonal antibody against an undisclosed target.	Our Phase 1 clinical study in Australia has been completed. We are currently evaluating next steps for this program.
REGN1500**	REGN1500 is a fully human monoclonal antibody against an undisclosed target.	In Phase 1 clinical development.
REGN1193**	REGN1193 is a fully human monoclonal antibody against an undisclosed target.	In Phase 1 clinical development.
REGN1908-1909**	REGN1908-1909 is a fully human monoclonal antibody combination against an undisclosed target.	In Phase 1 clinical development.
REGN2176-3 (PDGFR-beta Antibody in combination with EYLEA) for ophthalmology***	REGN2176-3 is a combination product comprised of an antibody to PDGFR-beta, which was generated using our VelocImmune technology, co-formulated with EYLEA for use in ophthalmology.	In February 2014, we initiated a Phase 1 clinical study for the treatment of wet AMD.
Fasinumab (REGN475; NGF Antibody) for pain (on clinical hold)
Fasinumab is a fully human monoclonal antibody to NGF which is designed to block pain sensitization in neurons. Preclinical experiments indicate that fasinumab specifically binds to and blocks NGF activity and does not bind to or block cell signaling for the closely related neurotrophins NT-3 and BDNF.

In December 2012, the FDA placed fasinumab and other investigational agents targeting NGF on clinical hold based on preclinical findings with other anti-NGF agents in development. Prior to the FDA clinical hold action, we were planning to initiate late-stage clinical trials with fasinumab. There are currently no ongoing trials with fasinumab that are either enrolling or treating patients.

* Being developed in collaboration with Sanofi.
** Sanofi did not opt-in to, or elected not to continue co-development of, the program and we have sole global rights. Under the terms of our agreement, Sanofi is entitled to receive a mid-single digit royalty on any future sales of the product candidate.

*** Being developed in collaboration with Bayer HealthCare.

Research Programs
Our preclinical research programs are in the areas of oncology, angiogenesis, ophthalmology, metabolic and related diseases, muscle diseases and disorders, inflammation and immune diseases, bone and cartilage, pain, cardiovascular diseases, and infectious diseases.
Research and Development Technologies
Many proteins that are either on the surface of or secreted by cells play important roles in biology and disease. One way that a cell communicates with other cells is by releasing specific signaling proteins, either locally or into the bloodstream. These proteins have distinct functions and are classified into different "families" of molecules, such as peptide hormones, growth factors, and cytokines. All of these secreted (or signaling) proteins travel to and are recognized by another set of proteins, called "receptors," which reside on the surface of responding cells. These secreted proteins impact many critical cellular and biological processes, causing diverse effects ranging from the regulation of growth of particular cell types to inflammation mediated by white blood cells. Secreted proteins can at times be overactive and thus result in a variety of diseases. In these disease settings, blocking the action of specific secreted proteins can have clinical benefit. In other cases, proteins on the cell-surface can mediate the interaction between cells, such as the processes that give rise to inflammation and autoimmunity.
Our scientists have developed two different technologies to design protein therapeutics to block the action of specific cell surface or secreted proteins. The first technology, termed the "Trap" technology, was used to generate our three approved products, EYLEA, ZALTRAP, and ARCALYST. These novel “Traps” are composed of fusions between two distinct receptor components and the constant region of an antibody molecule called the “Fc region,” resulting in high affinity product candidates. VelociSuite is our second technology platform; it is used for discovering, developing, and producing fully human monoclonal antibodies that can address both secreted and cell-surface targets.
VelociSuite. VelociSuite consists of VelocImmune, VelociGene, VelociMouse®, and VelociMab. The VelocImmune mouse platform is utilized to produce fully human monoclonal antibodies. VelocImmune was generated by exploiting our VelociGene technology (see below), in a process in which six megabases of mouse immune gene loci were replaced, or "humanized," with corresponding human immune gene loci. VelocImmune mice can be used to generate efficiently fully human monoclonal antibodies to targets of therapeutic interest. VelocImmune and our entire VelociSuite offer the potential to increase the speed and efficiency through which human monoclonal antibody therapeutics may be discovered and validated, thereby improving the overall efficiency of our early stage drug development activities. We are utilizing the VelocImmune technology to produce our next generation of drug candidates for preclinical and clinical development.
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
Regeneron Genetics Center. We recently launched a new human genetics initiative via a wholly owned subsidiary, Regeneron Genetics Center LLC. RGC will leverage de-identified clinical and molecular data from human volunteers for medically relevant associations in a blinded fashion designed to preserve patients’ privacy. The objective of RGC is to expand the use of human genetics for discovering and validating genetic factors that cause or influence a range of diseases where there are major unmet medical needs, with the prospect of improving the drug discovery and development process. RGC intends to pursue both large population-based efforts as well as family-based approaches.

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
Under the collaboration agreement, agreed upon worldwide development expenses incurred by both companies during the term of the agreement are funded by Sanofi. If the collaboration becomes profitable, we will be obligated to reimburse Sanofi out of our share of ZALTRAP profits for 50% of the development expenses that they funded. The reimbursement payment in any quarter will equal 5% of the then outstanding repayment obligation, but never more than our share of the ZALTRAP profits in the quarter unless we elect to reimburse Sanofi at a faster rate. As a result, we expect that, for the foreseeable future, our share of any ZALTRAP profits will be used to reimburse Sanofi for this repayment obligation.
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
Collaborations with Bayer HealthCare
EYLEA outside the United States. Since October 2006, we and Bayer HealthCare have been parties to a license and collaboration agreement for the global development and commercialization outside the United States of EYLEA. Under the agreement, we and Bayer HealthCare collaborate on, and share the costs of, the development of EYLEA through an integrated global plan. Bayer HealthCare markets EYLEA outside the United States, where, for countries other than Japan, the companies share equally in profits and losses from sales of EYLEA. In May 2012, Bayer HealthCare's Japanese subsidiary, Bayer Yakuhin, Ltd., and Santen Pharmaceutical Co., Ltd. entered into an agreement to co-promote EYLEA in Japan. In conjunction with this agreement, we and Bayer HealthCare amended our existing global license and collaboration agreement for EYLEA to convert the 50/50 profit share for Japan into an agreement under which we are entitled to receive a tiered percentage of between 33.5% and 40.0% of EYLEA net sales in Japan. In certain specified circumstances, the Japan arrangement may revert to a profit share arrangement.
In January 2014, Bayer HealthCare decided to participate in the global development and commercialization of EYLEA outside the United States for the treatment of macular edema following BRVO. In connection with this decision, Bayer HealthCare reimbursed us for a defined share of the EYLEA global development costs that we had incurred prior to February 2014 for the BRVO indication. In addition, all future agreed upon global EYLEA development expenses incurred in connection with BRVO will be shared equally, and profits or losses on sales of EYLEA outside of the United States for the treatment of macular edema following BRVO will also be shared (for countries other than Japan). As described above, we are entitled to receive a tiered percentage of EYLEA net sales in Japan.
Since inception of the agreement, we have received $110.0 million of development milestone payments and $75.0 million of sales milestone payments from Bayer HealthCare. In addition, we may earn up to $90.0 million in additional sales milestone payments if twelve-month sales of EYLEA outside the United States achieve certain specified levels.
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
PDGFR-beta antibody outside the United States. In January 2014, we entered into an agreement with Bayer HealthCare governing the joint development and commercialization outside the United States of an antibody product candidate to PDGFR-beta, including in combination with EYLEA, for the treatment of ocular diseases or disorders. REGN2176-3, a combination product candidate comprised of an antibody to PDGFR-beta co-formulated with EYLEA, is being developed under the agreement. Under the agreement, we will conduct the initial development of the PDGFR-beta antibody through completion of the first proof-of-concept study, upon which Bayer HealthCare will have a right to opt-in to license and collaborate on further development and commercialization outside the United States.
In connection with the agreement, Bayer HealthCare made a $25.5 million non-refundable upfront payment to us in January 2014, and is obligated to pay 25% of global development costs and 50% of development costs exclusively for the territory outside the United States under the initial development plan. In addition, Bayer HealthCare is obligated to reimburse us for 50% of development milestone payments to Sanofi related to our acquisition of rights to antibodies targeting the PDGF family of receptors in May 2013. In that regard, Bayer HealthCare made two $2.5 million development milestone payments to us in the first quarter of 2014. Further, in connection with our initial development of the PDGFR-beta antibody through completion of the first proof-of-concept study, we are eligible to receive up to $15.0 million in future development milestone payments from Bayer HealthCare, although certain of these development milestone payments could be reduced by half if Bayer HealthCare does not opt-in to the collaboration.
If Bayer HealthCare exercises its right to opt-in to the collaboration, they will obtain exclusive commercialization rights to the product outside the United States, continue to pay for 25% of global development costs and 50% of development costs exclusively for the territory outside the United States, pay a $20.0 million opt-in payment to us, pay a $20.0 million development milestone to us upon receipt of the first marketing approval in the European Union or Japan, share profits and losses from sales outside the United States equally with us, and be responsible for the payment of royalties on sales outside the United States to Sanofi.
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
Collaboration with Avalanche Biotechnologies, Inc.
In May 2014, we entered into a research collaboration and license agreement with Avalanche Biotechnologies, Inc., a privately held company, to discover, develop, and commercialize novel gene therapy products for the treatment of ophthalmologic diseases.

In connection with the agreement, we are required to make a $2.0 million upfront payment and a $6.0 million pre-payment of collaboration research costs, and are obligated to pay potential additional research costs, potential development and regulatory milestones (for products directed to as many as eight therapeutic targets), and royalties on any future sales of such products. We have also purchased an aggregate of $5.0 million of Avalanche preferred stock. Under the agreement, we will collaborate with Avalanche to conduct research for the discovery of novel gene therapy vectors. Subsequent to the filing of an Investigational New Drug application ("IND") with the FDA for a product candidate, we may exercise our right to obtain exclusive worldwide rights to further research, develop, and commercialize such product candidates directed to the applicable therapeutic target. In addition, Avalanche has the option to share in development costs and profits for products directed toward up to two therapeutic targets of its choice.
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
Our ability to continue to generate profits and to generate positive cash flow from operations over the next several years depends significantly on our continued success in commercializing EYLEA. We expect to continue to incur substantial expenses related to our research and development activities, a significant portion of which we expect to be reimbursed by our collaborators. Also, our research and development activities outside our collaborations, the costs of which are not reimbursed, will expand and require additional resources. Our operating results may fluctuate from quarter to quarter and will depend on, among other factors, the net sales of our marketed products, the scope and progress of our research and development efforts, the timing of certain expenses, and the continuation of our collaborations with Sanofi and Bayer HealthCare, including our share of collaboration profits or losses from sales of commercialized products and the amount of reimbursement of our research and development expenses that we receive from collaborators. We cannot predict whether or when new products or new indications for our marketed products will receive regulatory approval or, if any such approval is received, whether we will be able to successfully commercialize such product(s) and whether or when they may become profitable.

The planning, execution, and results of our clinical programs are significant factors that can affect our operating and financial results. In our clinical programs, key events in 2014 to date were, and plans for the next twelve months are, as follows:
Trap-based Clinical Programs:

	2014 Events to Date		2014-2015 Plans (next 12 months)
EYLEA
•
Bayer HealthCare received regulatory approval for EYLEA in certain countries for the treatment of patients with wet AMD and continued to pursue regulatory applications for marketing approval in additional countries
		•	Bayer HealthCare to file for China regulatory approval for the treatment of wet AMD
		•	Bayer HealthCare to file for additional ex-US regulatory approvals in DME and additional Asia regulatory approvals in myopic CNV
•
Bayer HealthCare received regulatory approval for EYLEA in certain countries for the treatment of patients with macular edema secondary to CRVO and continued to pursue regulatory applications for marketing approval in additional countries
		•	Report one-year results from the Phase 3 VIBRANT BRVO study
		•	Bayer HealthCare to file for regulatory approvals outside the United States for the treatment of macular edema following BRVO
•	Bayer HealthCare opted-in to the global development and commercialization outside the United States for the treatment of macular edema following BRVO	•	Regulatory agency decisions on applications in the United States and outside the United States for the treatment of DME and macular edema following BRVO
•	Reported positive two-year results from the Phase 3 VISTA-DME study	•	Report two year results from Phase 3 VIVID-DME study
•	Bayer HealthCare reported positive results from the VIVID-Japan study and submitted an application for marketing authorization of EYLEA for the treatment of DME in Japan
•	Supplemental BLA accepted for regulatory approval in the United States for the treatment of macular edema following BRVO
ZALTRAP
•	Sanofi received regulatory approval in additional countries for ZALTRAP for patients with mCRC that is resistant to or has progressed following an oxaliplatin-containing regimen	•	Regulatory agency decisions outside the United States on additional applications for ZALTRAP in the treatment of previously treated mCRC patients

 Antibody-based Clinical Programs:

		2014 Events to Date		2014-2015 Plans (next 12 months)
Sarilumab (IL-6R Antibody)	•	Obtained positive results from Phase 1b RA trial in Japan	•	Continue enrollment in Phase 3 SARIL-RA program
			•	Continue patient enrollment in SARIL-NIU-SATURN Phase 2 study in non-infectious uveitis
			•	Initiate additional clinical studies
Alirocumab (PCSK9 Antibody)	•	Initiated Phase 3 ODYSSEY CHOICE II trial	•	Continue enrollment of Phase 3 ODYSSEY OUTCOMES trial
	•	Completed patient enrollment in the ODYSSEY CHOICE I and CHOICE II trials	•	Report results from additional Phase 3 ODYSSEY trials
	•	Initiated Phase 3 program in Japan
Dupilumab (IL-4R Antibody)	•	Reported positive Phase 2a data in atopic dermatitis	•	Complete patient enrollment in Phase 2 asthma trials
			•	Report results from Phase 2b study in atopic dermatitis
			•	Initiate Phase 3 trial in atopic dermatitis
Enoticumab (Dll4 Antibody)	•	Completed patient enrollment in the Phase 1 expansion study
Nesvacumab (Ang2 Antibody)	•	Continued patient enrollment in Phase 1 program	•	Complete patient enrollment in the Phase 1b program in advanced malignancies
			•	Initiate clinical development in ophthalmology
REGN1033 (GDF8 Antibody)	•	Continued patient enrollment in Phase 1 and Phase 2a studies	•	Complete patient enrollment in Phase 1 and Phase 2a programs
REGN2009 (target not disclosed)	•	Continued patient enrollment in Phase 1 program	•	Continue patient enrollment in Phase 1 program
REGN2222 (target not disclosed)	•	Initiated Phase 1 program	•	Continue patient enrollment in Phase 1 program
REGN1400 (ErbB3 Antibody)	•	Continued patient enrollment in Phase 1 program	•	Continue patient enrollment in Phase 1 program
REGN1154 (target not disclosed)			•	Determine future development plan
REGN1500 (target not disclosed)	•	Continued patient enrollment in Phase 1 program	•	Continue patient enrollment in Phase 1 program
REGN1193 (target not disclosed)	•	Continued patient enrollment in Phase 1 program	•	Continue patient enrollment in Phase 1 program
REGN1908-1909 (target not disclosed)	•	Completed patient enrollment of First in Human study
REGN2176-3 (PDGFR-beta Antibody in combination with EYLEA)	•	Initiated Phase 1 program	•	Continue patient enrollment in Phase 1 program
Fasinumab (NGF Antibody)	•	On clinical hold	•	Determine future development plan

Results of Operations
Three Months Ended March 31, 2014 and 2013
Net Income
Net income for the three months ended March 31, 2014 and 2013 consists of the following:

(In millions)	2014	2013
Revenues	$625.7	$439.7
Operating expenses	(439.8)	(286.6)
Other expenses	(10.7)	(11.2)
Income before income taxes	175.2	141.9
Income tax expense	(109.8)	(43.0)
Net income	$65.4	$98.9
Revenues
Revenues for the three months ended March 31, 2014 and 2013 consist of the following:

(In millions)	2014	2013
Net product sales	$362.4	$318.7
Collaboration revenue:
Sanofi	130.5	99.3
Bayer HealthCare	125.3	14.9
Total collaboration revenue	255.8	114.2
Technology licensing and other revenue	7.5	6.8
Total revenues	$625.7	$439.7
Net Product Sales
Net product sales consist of U.S. sales of EYLEA and ARCALYST. In November 2011, we received marketing approval from the FDA for EYLEA for the treatment of wet AMD, at which time product sales commenced. In addition, in September 2012, we received marketing approval from the FDA for EYLEA for the treatment of macular edema following CRVO. For the three months ended March 31, 2014, EYLEA net product sales increased to $359.0 million from $313.9 million for the three months ended March 31, 2013 due to higher sales volume. For the three months ended March 31, 2014 and 2013, we also recognized ARCALYST net product sales of $3.4 million and $4.8 million, respectively.
For the three months ended March 31, 2014 and 2013, we recorded 79% and 77%, respectively, of our total gross product revenue from sales to Besse Medical, a subsidiary of AmerisourceBergen Corporation.

Revenue from product sales is recorded net of applicable provisions for rebates and chargebacks under governmental programs (including Medicaid), distribution-related fees, prompt pay discounts, and other sales-related deductions. The following table summarizes the provisions, and credits/payments, for sales-related deductions for the three months ended March 31, 2014 and 2013.

(In millions)	Rebates & Chargebacks	Distribution- Related Fees	Other Sales- Related Deductions	Total
Balance as of December 31, 2013	$4.4	$19.7	$0.5	$24.6
Provision related to current period sales	6.9	16.9	0.4	24.2
Credits/payments	(6.7)	(16.3)	(0.4)	(23.4)
Balance as of March 31, 2014	$4.6	$20.3	$0.5	$25.4

Balance as of December 31, 2012	$3.0	$15.3	$0.5	$18.8
Provision related to current period sales	5.5	13.9	0.2	19.6
Credits/payments	(4.8)	(11.5)	(0.2)	(16.5)
Balance as of March 31, 2013	$3.7	$17.7	$0.5	$21.9
Sanofi Collaboration Revenue
The collaboration revenue we earned from Sanofi, as detailed below, consisted primarily of reimbursement for research and development expenses that we incurred, our share of losses in connection with Sanofi's commercialization of ZALTRAP, and recognition of previously deferred revenue related to non-refundable up-front payments.

Sanofi Collaboration Revenue	Three months ended March 31,
(In millions)	2014	2013
ZALTRAP:
Regeneron's share of losses in connection with commercialization of ZALTRAP	$(3.2)	$(7.8)
Reimbursement of Regeneron research and development expenses	1.1	2.1
Other	2.2	1.9
Total ZALTRAP	0.1	(3.8)
Antibody:
Reimbursement of Regeneron research and development expenses	126.8	99.6
Other	3.6	3.5
Total Antibody	130.4	103.1
Total Sanofi collaboration revenue	$130.5	$99.3
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

Regeneron's share of losses in connection with commercialization of ZALTRAP	Three months ended March 31,
(In millions)	2014	2013
Net product sales recorded by Sanofi	$21.6	$14.1
Regeneron's share of collaboration losses	(3.2)	(7.8)

Our share of the loss in the first quarter of 2014 and 2013 represents our share of the costs of launching and commercializing ZALTRAP, partly offset by net product sales. Sanofi provides us with an estimate of our share of the profit or loss from commercialization of ZALTRAP for the most recent fiscal quarter; these estimates are reconciled to actual results in the subsequent fiscal quarter, and our portion of the profit or loss is adjusted accordingly, as necessary.
In the first quarter of 2014, Sanofi's reimbursement of our antibody research and development expenses consisted of $40.2 million under our discovery agreement and $86.6 million of development costs under our license agreement, compared to $44.4 million and $55.2 million, respectively, in the first quarter of 2013. The higher reimbursement of development costs in the first quarter of 2014, compared to the same period in 2013, was primarily due to increased development activities for dupilumab.
Other Sanofi antibody revenue relates primarily to recognition of deferred revenue from an $85.0 million up-front payment and other payments. As of March 31, 2014, $58.4 million of the up-front and other payments was deferred and will be recognized as revenue in future periods.
Bayer HealthCare Collaboration Revenue
The collaboration revenue we earned from Bayer HealthCare, as detailed below, primarily consisted of recognition of our share of profits in connection with commercialization of EYLEA outside the United States, recognition of sales milestones achieved, cost-sharing of Regeneron development expenses, and reimbursement of other Regeneron EYLEA expenses.

Bayer HealthCare Collaboration Revenue	Three months ended March 31,
(In millions)	2014	2013
EYLEA:
Regeneron's net profit in connection with commercialization of EYLEA outside the United States	$61.2	$6.4
Sales milestones	30.0	—
Cost-sharing of Regeneron EYLEA development expenses	20.3	5.9
Other	10.9	2.7
Total EYLEA	122.4	15.0
PDGFR-beta antibody:
Cost-sharing of REGN2176-3 development expenses	0.5	—
Other	2.4	—
Total PDGFR-beta antibody	2.9	—
Total Bayer HealthCare collaboration revenue	$125.3	$15.0
Bayer HealthCare commenced sales of EYLEA outside the United States for the treatment of wet AMD in the fourth quarter of 2012 and for the treatment of macular edema secondary to CRVO in the fourth quarter of 2013. Regeneron's net profit in connection with commercialization of EYLEA outside the United States is summarized below.

Regeneron's Net Profit from EYLEA Sales Outside the United States	Three months ended March 31,
(In millions)	2014	2013
Net product sales outside the United States	$218.1	$62.0
Regeneron's share of collaboration profit from sales outside the United States	75.6	19.6
Reimbursement of EYLEA development expenses incurred by Bayer HealthCare in accordance with Regeneron's payment obligation	(14.4)	(13.2)
Regeneron's net profit in connection with commercialization of EYLEA outside the United States	$61.2	$6.4

Bayer HealthCare records revenue from sales of EYLEA outside the United States. Bayer HealthCare provides us with an estimate of our share of the profit or loss, including the percentage of sales in Japan that we earned, from commercialization of EYLEA outside the United States for the most recent fiscal quarter; these estimates are reconciled to actual results in the subsequent fiscal quarter, and our portion of the profit or loss is adjusted accordingly, as necessary. In the first quarter of 2014 and 2013, our share of the profit we earned from commercialization of EYLEA outside the United States was partly offset by our contractual obligation to reimburse Bayer HealthCare for a portion of the agreed-upon development expenses previously incurred by Bayer HealthCare.
In the first quarter of 2014, we earned, and recorded as revenue, two $15.0 million sales milestones from Bayer HealthCare upon total aggregate net sales of EYLEA outside the United States exceeding $500 million and $600 million, respectively, over a twelve-month period.
Cost-sharing of our global EYLEA development expenses with Bayer HealthCare increased in the first quarter of 2014 compared to the same period in 2013. In January 2014, Bayer HealthCare decided to participate in the global development and commercialization of EYLEA outside the United States for the treatment of macular edema following BRVO. In connection with this decision, Bayer HealthCare reimbursed us $15.7 million for a defined share of the EYLEA global development costs that we had incurred prior to February 2014 for the BRVO indication, which was recognized as Bayer HealthCare collaboration revenue in the first quarter of 2014. In addition, all future agreed upon global EYLEA development expenses incurred in connection with BRVO will be shared equally, and any future profits or losses on sales of EYLEA outside of the United States for the treatment of macular edema following BRVO will also be shared.
Other EYLEA revenue principally consists of (i) reimbursement of other Regeneron EYLEA expenses, primarily related to Bayer HealthCare's share of royalties payable to Genentech which commenced in May 2013 pursuant to the license and settlement agreement as described below under "Liquidity and Capital Resources - License and Settlement Agreements with Genentech - EYLEA", in connection with sales of EYLEA outside the United States, and (ii) recognition of deferred revenue related to EYLEA up-front and 2007 non-substantive milestone payments from Bayer HealthCare. As of March 31, 2014, $19.8 million of the EYLEA up-front and 2007 milestone payments was deferred and will be recognized ratably as revenue in future periods.
Cost-sharing of REGN2176-3 development expenses with Bayer HealthCare commenced in the first quarter of 2014 in connection with the execution of the companies' PDGFR-beta antibody collaboration agreement as described above under "Collaboration with Bayer HealthCare - PDGFR-beta antibody outside the United States."
Other PDGFR-beta antibody revenue consists of recognition of deferred revenue related to the PDGFR-beta up-front and non-substantive milestones received in the first quarter of 2014. In connection with the agreement, Bayer HealthCare made a $25.5 million non-refundable upfront payment to us in January 2014, as well as two $2.5 million development milestone payments to us in the first quarter of 2014 (which, for the purpose of revenue recognition, were not considered substantive). As of March 31, 2014, $28.2 million of the PDGFR-beta up-front and 2014 milestone payments was deferred and will be recognized ratably as revenue in future periods.
Technology Licensing and Other Revenue
In connection with the amendment and extension of our VelocImmune license agreement with Astellas, in August 2010, we received a $165.0 million up-front payment, which was deferred upon receipt and is being recognized as revenue ratably over a seven-year period beginning in June 2011. In the first quarter of both 2014 and 2013, we recognized $5.9 million of technology licensing and other revenue related to this agreement. As of March 31, 2014, $98.7 million of the August 2010 technology licensing payment received from Astellas was deferred and will be recognized as revenue in future periods.
Under a June 2009 agreement with Novartis, we receive royalties on worldwide sales of Novartis' canakinumab. In the first quarter of 2014 and 2013, technology licensing and other revenue included $1.6 million and $0.8 million, respectively, of royalties from Novartis.
Expenses
Total operating expenses increased to $439.8 million in the first quarter of 2014 from $286.6 million in the first quarter of 2013. Our average headcount in the first quarter of 2014 increased to 2,389 from 1,996 in the same period in 2013, principally in connection with expanding our research and development, and commercialization activities.
Operating expenses in the first quarter of 2014 and 2013 included a total of $81.4 million and $53.0 million, respectively, of non-cash compensation expense related to employee stock option and restricted stock awards (Non-cash Compensation Expense). The increase in total Non-cash Compensation Expense in the first quarter of 2014 was primarily attributable to the higher fair market value of our Common Stock on the date of our annual employee option grants made in December 2013 compared to recent prior years.

Research and Development Expenses
Research and development expenses increased to $287.4 million in the first quarter of 2014 from $180.3 million in the same period of 2013. The following table summarizes the major categories of our research and development expenses for the three months ended March 31, 2014 and 2013:

Research and Development Expenses	Three months ended March 31,		Increase
(In millions)	2014	2013	(Decrease)
Payroll and benefits (1)	$97.2	$69.1	$28.1
Clinical trial expenses	48.2	24.7	23.5
Clinical manufacturing costs (2)	54.4	48.6	5.8
Research and other development costs	27.8	14.1	13.7
Occupancy and other operating costs	30.0	21.4	8.6
Cost-sharing of Bayer HealthCare and Sanofi development expenses (3)	29.8	2.4	27.4
Total research and development expenses	$287.4	$180.3	$107.1
(1) Includes Non-cash Compensation Expense of $37.6 million for the three months ended March 31, 2014 and $23.7 million for the three months ended March 31, 2013.
(2) Represents the full cost of manufacturing drug for use in research, preclinical development, and clinical trials, including related payroll and benefits, Non-cash Compensation Expense, manufacturing materials and supplies, drug filling, packaging, and labeling costs, depreciation, and occupancy costs of our Rensselaer manufacturing facility. Includes Non-cash Compensation Expense of $5.7 million for the three months ended March 31, 2014 and $3.1 million for the three months ended March 31, 2013.
(3) Under our collaborations with Bayer HealthCare and Sanofi, in periods when Bayer HealthCare or Sanofi incur certain development expenses, we also recognize, as additional research and development expense, the portion of our collaboration partners' development expenses that we are obligated to reimburse. Our collaboration partners provide us with estimated development expenses for the most recent fiscal quarter. Bayer HealthCare and Sanofi’s estimates are reconciled to their actual expenses for such quarter in the subsequent fiscal quarter, and our portion of our collaboration partners' development expenses that we are obligated to reimburse is adjusted accordingly.
Payroll and benefits increased principally due to the increase in employee headcount and Non-cash Compensation Expense, as described above. Clinical trial expenses increased due primarily to higher costs for clinical studies of alirocumab and dupilumab. Clinical manufacturing costs increased primarily due to higher costs related to manufacturing dupilumab, partly offset by lower costs related to manufacturing clinical supplies of alirocumab. Research and other development costs increased primarily due to two $5.0 million development milestone payments we made to Sanofi in the first quarter of 2014 in connection with our acquisition from Sanofi full exclusive rights to antibodies targeting the PDGF family of receptors in May 2013. Occupancy and other operating costs increased principally in connection with our higher headcount, expanded research and development activities, and higher information technology and facility-related costs at our Tarrytown and Rensselaer, New York sites. Cost-sharing of Bayer HealthCare and Sanofi development expenses increased primarily due to our obligation to fund 20% of Sanofi's Phase 3 alirocumab and sarilumab development costs, which commenced during the fourth quarter of 2013.

We prepare estimates of research and development costs for projects in clinical development, which include direct costs and allocations of certain costs such as indirect labor, Non-cash Compensation Expense, and manufacturing and other costs related to activities that benefit multiple projects, and, under our collaborations with Bayer HealthCare and Sanofi, the portion of Bayer HealthCare and Sanofi's development expenses which they incur and we are obligated to reimburse. Our estimates of research and development costs for clinical development programs are shown below:

Project Costs	Three months ended March 31,		Increase
(In millions)	2014	2013	(Decrease)
EYLEA	$33.4	$30.4	$3.0
Alirocumab	53.5	31.2	22.3
Sarilumab	19.4	5.5	13.9
Dupilumab	43.1	12.2	30.9
Other antibody candidates in clinical development	43.8	27.9	15.9
Other research programs and unallocated costs	94.2	73.1	21.1
Total research and development expenses	$287.4	$180.3	$107.1
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
There are numerous uncertainties associated with drug development, including uncertainties related to safety and efficacy data from each phase of drug development, uncertainties related to the enrollment and performance of clinical trials, changes in regulatory requirements, changes in the competitive landscape affecting a product candidate, and other risks and uncertainties described in Part II, Item 1A, "Risk Factors." The lengthy process of seeking FDA approvals, and subsequent compliance with applicable statutes and regulations, require the expenditure of substantial resources. Any failure by us to obtain, or delay in obtaining, regulatory approvals could materially adversely affect our business.
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
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased to $108.9 million in the first quarter of 2014 from $77.3 million in the first quarter of 2013 primarily due to higher expenses in connection with contributions to a not-for-profit organization that assists patients with chronic disease conditions and higher Non-cash Compensation Expense principally for the reason described under "Expenses" above. Selling, general, and administrative expenses included $37.6 million and $25.8 million of Non-cash Compensation Expense in the first quarter of 2014 and 2013, respectively.

Cost of Goods Sold
Cost of goods sold was $27.5 million in the first quarter of 2014 and $28.0 million in the first quarter of 2013. Cost of goods sold primarily consisted of royalties, as well as costs in connection with producing EYLEA and ARCALYST commercial supplies. In addition, in the first quarter of 2014 and 2013, cost of goods sold included inventory write-downs and reserves totaling $1.1 million and $3.2 million, respectively. We record a charge to cost of goods sold to write down our inventory to its estimated realizable value if certain batches or units of product do not meet quality specifications or are expected to expire prior to sale.
Cost of Collaboration Manufacturing
We manufacture commercial supplies of product for our collaborators. Cost of collaboration manufacturing increased to $16.1 million in the first quarter of 2014 from $1.0 million in the first quarter of 2013 primarily due to royalties payable to Genentech, which commenced in May 2013 pursuant to the license and settlement agreement as described below under "Liquidity and Capital Resources - License and Settlement Agreements with Genentech - EYLEA", in connection with sales of EYLEA outside the United States. Cost of collaboration manufacturing also includes costs in connection with producing commercial supplies for our collaborators. When the product is sold by our collaborators to third-party customers, our risk of inventory loss no longer exists, and we therefore recognize our related manufacturing costs for the sold product as cost of collaboration manufacturing.
Other Income and Expense
Total other expenses, net, decreased to $10.7 million in the first quarter of 2014 from $11.2 million in the first quarter of 2013, and consisted of investment income and interest expense. Interest expense in the first quarter of 2014 and 2013 primarily includes interest associated with our $400.0 million aggregate principal amount of 1.875% convertible senior notes, including amortization of the note discount and debt issuance costs, and interest associated with our facility lease obligations.
Income Taxes
In the first quarter of 2014 and 2013, we recorded income tax expense of $109.8 million and $43.0 million, respectively. The effective tax rate for the first quarter of 2014 was 62.7% and was negatively impacted by (i) expiration at the end of 2013 of the federal tax credit for increased research activities, (ii) losses incurred in foreign jurisdictions with rates lower than the federal statutory rate, and (iii) recently enacted New York State tax legislation. This tax legislation reduced the New York State income tax rate to zero percent for "qualified manufacturers", including Regeneron, effective in 2014; however, it also resulted in the reduction of our related deferred tax assets as a discrete item in the first quarter of 2014. As a result, this tax legislation caused a net increase in our effective tax rate by 10.4% for the first quarter of 2014.
The effective tax rate for the first quarter of 2013 was 30.3%, which included, as a discrete item, the impact of enacting The American Taxpayer Relief Act in January 2013. The American Taxpayer Relief Act included a provision to extend the income tax credit for increased research activities retroactively for the tax year ended December 31, 2012. As a result, our 2012 research tax credit reduced our effective tax rate for the first quarter of 2013 by 12.3%.
Liquidity and Capital Resources
Sources and Uses of Cash for the Three Months Ended March 31, 2014 and 2013
At March 31, 2014, we had $1,182.8 million in cash, cash equivalents, and marketable securities compared with $1,083.9 million at December 31, 2013. In connection with our U.S. product launch of EYLEA in the fourth quarter of 2011, we offered extended payment terms to our EYLEA customers. EYLEA net trade accounts receivable were $800.2 million at March 31, 2014 and $785.8 million at December 31, 2013. During the three months ended March 31, 2014, we collected $368.1 million of EYLEA trade receivables. Effective January 2014, we have shortened the payments terms to certain of our EYLEA customers, which will reduce our cash collection cycle.
Cash Provided by Operating Activities
Net cash provided by operating activities was $53.5 million in the first quarter of 2014. Our net income of $65.4 million in the first quarter of 2014 included the following non-cash expenses: (i) Non-cash Compensation Expense of $81.4 million, (ii) depreciation and amortization of $11.5 million, and (iii) non-cash interest expense of $5.9 million, primarily resulting from the amortization of the discount and debt issuance costs in connection with our convertible senior notes, which were issued in October 2011. In addition, deferred tax assets at March 31, 2014 increased by $8.5 million, compared to end-of-year 2013, primarily due to an increase in Non-cash Compensation Expense and deferred revenue, partly offset by the reduction of our deferred tax assets related to the recently enacted New York State tax legislation, which reduced our New York State income tax rate to zero percent effective in 2014.

At March 31, 2014, Sanofi, Bayer HealthCare, and trade accounts receivable increased by $92.5 million, compared to end-of-year 2013, primarily due to higher trade accounts receivable in connection with U.S. EYLEA product sales, higher amounts receivable from Sanofi in connection with reimbursement of our antibody development costs, and higher amounts receivable from Bayer HealthCare in connection with the commercialization of EYLEA outside the United States. Inventories increased by $15.6 million, compared to end-of-year 2013, primarily in connection with increased production of EYLEA commercial supplies. Prepaid expenses and other assets increased by $20.9 million, compared to end-of-year 2013, primarily due to higher prepaid sales-related fees. Our deferred revenue at March 31, 2014 increased by $37.1 million, compared to end-of-year 2013, primarily due to (i) the receipt of a $25.5 million upfront payment as well as two $2.5 million non-substantive development milestone payments in connection with our PDGFR-beta antibody collaboration agreement with Bayer HealthCare, and (ii) higher deferred revenue in connection with manufacturing commercial supplies of EYLEA for Bayer HealthCare. This revenue is deferred until the product is sold by Bayer HealthCare to third-party customers. These increases were partly offset by amortization of a previously received and deferred $165.0 million payment under our license agreement with Astellas and amortization of previously deferred payments under our Sanofi and Bayer HealthCare collaborations. Accounts payable, accrued expenses, and other liabilities decreased by $14.1 million at March 31, 2014, compared to end-of-year 2013, primarily due to lower payroll-related liabilities as our year-end 2013 employee cash bonuses were paid in the first quarter of 2014 and lower liabilities for vendor invoices received but not yet paid, partly offset by higher accruals for sales-related charges.
Net cash provided by operating activities was $86.2 million in the first quarter of 2013. Our net income of $98.9 million in the first quarter of 2013 included (i) Non-cash Compensation Expense of $53.0 million, (ii) depreciation and amortization of $9.4 million, (iii) non-cash interest expense of $5.8 million, resulting from the amortization of the discount and debt issuance costs in connection with our convertible senior notes, which were issued in October 2011, and (iv) other non-cash charges, including inventory write-downs and reserves of $3.2 million. In addition, deferred tax assets at March 31, 2013 decreased by $39.5 million, compared to end-of-year 2012, due to utilization of these assets to offset income taxes payable for the first quarter of 2013.
At March 31, 2013, Sanofi, Bayer HealthCare, and trade accounts receivable increased by $117.8 million, compared to end-of-year 2012, primarily due to higher trade accounts receivable in connection with EYLEA product sales. Inventories increased by $17.6 million, compared to end-of-year 2012, primarily in connection with production of EYLEA commercial supplies. Prepaid expenses and other current assets increased by $17.8 million, compared to end-of-year 2012, primarily due to higher prepaid sales-related fees. Accounts payable, accrued expenses, and other liabilities increased by $32.1 million at March 31, 2013, compared to end-of-year 2012, primarily due to higher sales-related charges, deductions, and royalties related to EYLEA and higher payroll-related liabilities.
Cash Used in Investing Activities
Net cash used in investing activities was $236.2 million and $147.7 million in the first quarter of 2014 and 2013, respectively. In the first quarter of 2014 and 2013, purchases of marketable securities exceeded sales or maturities by $171.4 million and $126.5 million, respectively. Capital expenditures of $64.8 million and $21.2 million, in the first quarter of 2014 and 2013, respectively, included costs in connection with purchasing manufacturing equipment, expanding our Rensselaer, New York manufacturing facilities, and tenant improvement and associated costs related to our leased facilities in Tarrytown, New York.
Cash Provided by Financing Activities
Net cash provided by financing activities was $109.0 million and $11.5 million in the first quarter of 2014 and 2013, respectively. Proceeds from issuances of Common Stock, in connection with exercises of employee stock options, were $55.0 million in the first quarter of 2014 compared to $13.0 million in the first quarter of 2013. In addition, payments for employee tax obligations in connection with stock option exercises were $63.1 million in the first quarter of 2014 compared to $3.1 million in the first quarter of 2013. Cash flows from financing activities also increased by $117.3 million and $2.3 million in the first quarter of 2014 and 2013, respectively, due to utilization of excess tax benefits in connection with stock option exercises, which offset cash tax obligations.

Fair Value of Marketable Securities
At March 31, 2014 and December 31, 2013, we held $720.9 million and $548.3 million, respectively, of marketable securities which consisted of debt securities issued by investment grade institutions as well as equity securities. The composition of our portfolio of marketable securities on these dates was as follows:

	March 31, 2014		December 31, 2013
Investment type	Fair Value	Percent	Fair Value	Percent
U.S. government and government agency obligations	$78.3	11%	$107.5	20%
Corporate bonds	579.6	81%	369.2	68%
Commercial paper	—	—	24.0	4%
Municipal bonds	43.4	6%	36.9	7%
International government agency obligations	8.2	1%	2.0	—
Certificates of deposit	7.9	1%	7.5	1%
Equity securities	3.5	—	1.2	—
Total marketable securities	$720.9	100%	$548.3	100%
In addition, at March 31, 2014 and December 31, 2013, we had $461.9 million and $535.6 million, respectively, of cash and cash equivalents, primarily held in bank deposits and money market funds.
License and Settlement Agreements with Genentech - EYLEA
In December 2011, we entered into a Non-Exclusive License and Partial Settlement Agreement with Genentech (the Original Genentech Agreement) that covered making, using, and selling EYLEA in the United States for the prevention and treatment of human eye diseases and disorders in the United States, and ended the litigation relating to those matters. The Original Genentech Agreement provided for us to make payments to Genentech based on U.S. sales of EYLEA through May 7, 2016, the date the Davis-Smyth patents expire. Under the Original Genentech Agreement, we made a $60.0 million milestone payment when cumulative U.S. sales reached $400 million and are obligated to pay royalties of 4.75% on cumulative relevant sales of EYLEA between $400 million and $3 billion and 5.5% on any cumulative relevant sales of EYLEA over $3 billion.
In May 2013, we entered into an Amended and Restated Non-Exclusive License and Settlement Agreement with Genentech (the Amended Genentech Agreement), which amended the Original Genentech Agreement to include all sales of EYLEA worldwide and ended the litigation relating to those matters. Under the Amended Genentech Agreement, we received a worldwide non-exclusive license to the Davis-Smyth patents, and certain other patents, owned or co-owned by Genentech for the prevention or treatment of human eye diseases and eye disorders through administration of EYLEA to the eye. Under the Amended Genentech Agreement, we are obligated to make payments to Genentech based on sales of EYLEA in the United States and EYLEA manufactured in the United States and sold outside the United States through May 7, 2016 using the same milestone and royalty rates as in the Original Genentech Agreement. EYLEA is sold outside the United States by affiliates of Bayer HealthCare under our license and collaboration agreement. All payments to Genentech under the Original Genentech Agreement and the Amended Genentech Agreement have been or will be made by Regeneron. Bayer HealthCare will share in all such payments based on the proportion of EYLEA sales outside the United States to worldwide EYLEA sales and determined consistent with the license and collaboration agreement.

Tarrytown, New York Lease
In April 2013, we entered into a new lease agreement for approximately 297,000 square feet of additional new laboratory and office space to be constructed in two new buildings (the Buildings), which are expected to be completed in the second half of 2015, at our current Tarrytown, New York location. The term of the lease, which is expected to commence in the second half of 2014, is approximately 15 years and contains three renewal options to extend the term of the lease by five years each. The lease provides for (i) monthly payments over its term, which are expected to commence in 2015 and will be based on the landlord's costs of construction and tenant allowances, and (ii) additional charges for utilities, taxes, and operating expenses. Based upon various factors, including our involvement in the Buildings' construction and our responsibility for directly paying for a substantial portion of tenant improvements, we are deemed, in substance, to be the owner of the landlord's Buildings in accordance with the application of FASB authoritative guidance. Consequently, in addition to capitalizing the tenant improvements, we capitalize the landlord's costs of constructing these new facilities, offset by a corresponding facility lease obligation. We will allocate a portion of our future lease payments to the Buildings and the land on which the Buildings are being constructed. The land element of the lease is treated for accounting purposes as an operating lease.
Capital Expenditures
Our cash expenditures for property, plant, and equipment totaled $64.8 million in the first quarter of 2014 and $21.2 million in the first quarter of 2013.
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
We expect to incur capital expenditures of approximately $280 to $350 million during the remainder of 2014 primarily in connection with expanding our manufacturing facilities at our Rensselaer facility, tenant improvements primarily related to the two new buildings under construction at our leased Tarrytown facilities, purchasing and commencing renovations on the new Limerick facility described above (predicated on finalizing its purchase), and purchases of equipment.
Funding Requirements
We expect continued growth in our expenditures, particularly in connection with our research and development activities (including preclinical and clinical testing), capital expenditures, and commercialization of EYLEA. We believe that our existing capital resources, funds generated by anticipated EYLEA product sales, and funding for reimbursement of development costs that we are entitled to receive under our collaboration agreements will enable us to meet our projected operating needs for the foreseeable future. As described above, research and development expenses that we incur in connection with our antibodies collaboration are generally funded by Sanofi, except that following receipt of the first positive Phase 3 trial results for a co-developed antibody drug candidate, subsequent Phase 3 trial-related costs for that drug candidate are shared 80% by Sanofi and 20% by us. In addition, as described above, we and Bayer HealthCare share (i) agreed-upon development expenses that both companies incur in connection with our EYLEA collaboration, and (ii) development costs under the initial development plan in connection with our PDGFR-beta antibody collaboration.
Under our collaboration agreements with Sanofi and Bayer HealthCare, we and our collaborator will share profits and losses in connection with commercialization of drug products. Profits or losses under each collaboration are measured by calculating net sales less cost of goods sold and shared commercialization and other expenses. If the applicable collaboration becomes profitable, we have contingent contractual obligations to reimburse Sanofi and, in connection with EYLEA outside the United States, Bayer HealthCare for a defined percentage (generally 50%) of agreed-upon development expenses incurred by Sanofi and Bayer HealthCare, respectively. These reimbursements would be deducted each quarter, in accordance with a formula, from our share of the collaboration profits (and, for our ZALTRAP collaboration with Sanofi and our EYLEA collaboration with Bayer HealthCare, our percentage on product sales in Japan) otherwise payable to us, unless, in some cases, we elect to reimburse these expenses at a faster rate. In particular, as of December 31, 2013, our contingent reimbursement obligation to Sanofi for ZALTRAP was approximately $443 million, while our contingent reimbursement obligation to Bayer HealthCare for EYLEA was approximately $272 million. Therefore, we expect that, for the foreseeable future, our share of profits from sales of ZALTRAP, and a portion of our share of profits from sales of EYLEA outside the United States, will be used to reimburse our collaborators for these obligations.
In May 2013, we acquired from Sanofi full exclusive rights to antibodies targeting the PDGF family of receptors and ligands in ophthalmology and all other indications. With respect to PDGF antibodies, we made two $5.0 million development milestone payments in the first quarter of 2014, and are obligated to pay up to $30.0 million in potential additional development milestones as well as royalties on any future sales.

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
As described above, in the first quarter of 2014 and 2013, we made cash payments of $63.1 million and $3.1 million, respectively, for employee tax obligations in connection with stock option exercises. Future cash requirements for such payments will depend on various factors, including the level of stock option grants and exercises and the sales prices of our Common Stock, and may continue to be substantial.
We expect that expenses related to the filing, prosecution, defense, and enforcement of patents and other intellectual property will be substantial.
In April 2014, we received notification that $61.1 million principal amount of our 1.875% convertible senior notes were surrendered for conversion, and settlement is anticipated during the second quarter of 2014. In accordance with the terms of the notes, we elected to settle these conversion obligations through a combination of cash, in an amount up to the principal amount of the converted notes, and shares in respect of any excess thereof (based on the average of the volume-weighted-average prices of the Common Stock during the 40 trading-day cash settlement averaging period specified in the indenture governing the notes). In connection with these note conversions, we exercised a proportionate amount of our convertible note hedges, for which we expect to receive shares of Common Stock equivalent to the number of shares we will be required to issue to settle the non-cash portion of the related note conversions.
We may also from time to time seek to repurchase or retire our outstanding convertible senior notes, or other outstanding securities, through cash purchases or exchanges for other securities, in open market purchases, privately negotiated transactions, or otherwise; amounts involved may be material.
Due to the amounts of our net operating loss and tax credit carry-forwards available for tax purposes, which totaled $450.4 million and $120.1 million, respectively, at December 31, 2013, we do not anticipate making significant payments for cash income taxes for at least the next twelve months, although we do expect to make payments of alternative minimum tax in 2014 for which we will receive a credit against income taxes in future years.
In connection with our EYLEA collaboration with Bayer HealthCare, we are entitled to receive up to $60.0 million in additional sales milestones based on total twelve-month sales of EYLEA outside the United States achieving certain specified levels up to $1 billion. In addition, in connection with a November 2013 agreement under which Bayer HealthCare obtained rights to use certain of our EYLEA clinical data for a regulatory filing, we became eligible to receive up to $30.0 million in additional sales milestone payments if twelve-month sales of specific commercial supplies of EYLEA outside the United States achieve certain specified levels up to $200 million.

In connection with our PDGFR-beta antibody agreement with Bayer HealthCare, we are eligible to receive up to $15.0 million in future development milestone payments from Bayer HealthCare (representing 50% of the development milestone payments potentially due to Sanofi as described above), although certain of these development milestone payments could be reduced by half if Bayer HealthCare does not opt-in to the collaboration. Furthermore, if Bayer HealthCare exercises their right to opt-in to the collaboration, they will be obligated to pay a $20.0 million opt-in payment to us, and pay a $20.0 million development milestone to us upon receipt of the first marketing approval in the European Union or Japan.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risks, and the way we manage them, are summarized in Part II, Item 7A, "Quantitative and Qualitative Disclosures Around Market Risk" of our 2013 Form 10-K. There have been no material changes to our market risks or to our management of such risks during the three months ended March 31, 2014.
ITEM 4. CONTROLS AND PROCEDURES
Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer each concluded that, as of the end of such period, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported on a timely basis, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are a party to legal proceedings in the course of our business. We do not expect any such current legal proceedings to have a material adverse effect on our business or financial condition.
Proceedings Relating to '287 Patent and '018 Patent
We are parties to patent infringement litigation involving our European Patent No. 1,360,287 (the "'287 Patent") and our U.S. Patent No. 8,502,018 (the "'018 Patent"), both of which concern genetically altered mice capable of producing chimeric antibodies that are part human and part mouse. Chimeric antibody sequences can be used to produce high-affinity fully human monoclonal antibodies. In these proceedings (referred to below as "'287 Patent Infringement Litigation" and "'018 Patent Infringement Litigation," respectively), we claim infringement of several claims of the '287 Patent and the '018 Patent (as applicable), and seek, among other types of relief, an injunction and an account of profits in connection with the defendants' infringing acts, which may include, among other things, the making, use, keeping, sale, or offer for sale of genetically engineered mice (or certain cells from which they are derived) that infringe one or more claims of the '287 Patent and the '018 Patent (as applicable).
On January 3, 2014, we commenced '287 Patent Infringement Litigation against Novo Nordisk A/S, a company based in Denmark, in the English High Court of Justice, Chancery Division, Patents Court, in London. On March 27, 2014, Novo Nordisk served a defense to our lawsuit and counterclaimed alleging invalidity of the '287 Patent. Novo Nordisk also intervened in the opposition to the '287 Patent in the European Patent Office on April 3, 2014.
On March 11, 2014, we commenced '287 Patent Infringement Litigation and '018 Patent Infringement Litigation against Merus B.V., a company based in Utrecht, The Netherlands, in the District Court of The Hague and the United States District Court for the Southern District of New York, respectively. Merus previously filed an opposition to the '287 Patent in the European Patent Office in June 2013.
Also on March 11, 2014, we commenced '018 Patent Infringement Litigation against Ablexis, LLC, a Delaware corporation with a principal place of business in San Francisco, California, in the United States District Court for the Southern District of New York.

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
EYLEA net sales represent a substantial portion of our revenues and this concentration of our net sales in a single product makes us substantially dependent on that product. For the three months ended March 31, 2014 and 2013, EYLEA net sales in the United States represented 57% and 71% of our total revenues, respectively. If we were to experience difficulty with the commercialization of EYLEA in the United States, if Bayer HealthCare were to experience any difficulty with the commercialization of EYLEA outside the United States, or if we and Bayer HealthCare are unable to maintain current marketing approvals of EYLEA, we may experience a reduction in revenue and may not be able to sustain profitability, and our business, prospects, operating results, and financial condition would be materially harmed. In addition, if we are unable to obtain approval of EYLEA in the United States for the treatment of DME, or if Bayer HealthCare is unable to obtain approval of EYLEA in additional countries or in additional indications, our prospects would be materially harmed.
We are subject to significant ongoing regulatory obligations and oversight with respect to EYLEA. If we fail to maintain regulatory compliance for EYLEA, we may lose marketing approval, which would materially harm our business, prospects, operating results, and financial condition.
EYLEA is currently available in the United States, EU, Japan, and certain other countries outside of the United States for treatment of wet AMD and macular edema following CRVO. We are subject to significant ongoing regulatory obligations with respect to EYLEA for the treatment of wet AMD and macular edema following CRVO in the United States and the EU, and, in other countries, the commercialization of EYLEA is subject to additional significant ongoing regulatory obligations and oversight in those countries where the product is approved. If we fail to maintain regulatory compliance for EYLEA for the treatment of wet AMD and macular edema following CRVO, we may lose marketing approval, which would materially harm our business, prospects, operating results, and financial condition. Failure to comply may also subject us to sanctions, product recalls, or withdrawals of previously approved marketing applications. See also "Risks Related to Manufacturing and Supply—If we fail to meet the stringent requirements of governmental regulation in the manufacture of drug products or product candidates, we could incur substantial remedial costs, delays in the development or approval of our product candidates or new indications for our marketed products and/or in their commercial launch if they obtain regulatory approval, and a reduction in sales" below.
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
Many other companies are working on the development of product candidates and extended delivery devices for the potential treatment of wet AMD, DME, and RVO, including those that act by blocking VEGF and VEGF receptors, as well as small interfering ribonucleic acids (siRNAs) that modulate gene expression. For example, in January 2012, Genentech submitted an IND for such an extended delivery device. Novartis is developing ESBA1008 (RTH258), a humanized monoclonal single-chain FV (scFv) antibody fragment targeting VEGF-A for wet AMD, and initiated Phase 2 trials comparing ESBA1008 and EYLEA in 2013. Allergan is developing an anti-VEGF-A DARPin® for wet AMD and related conditions and a Phase 2 trial is ongoing. Additionally, companies are developing products (or combinations of products) to treat wet AMD that act by blocking VEGF and VEGF receptors, as well as other targets (for example, PDGF). Ophthotech Corporation is developing Fovista™, an aptamer directed against platelet-derived growth factor subunit B (PDGF-B), as a product candidate intended to be used in combination with an anti-VEGF therapy in wet AMD. In 2013, Ophthotech initiated Phase 3 trials in AMD evaluating multiple combinations of Fovista™, including Lucentis® + Fovista™, Avastin® + Fovista™, and EYLEA + Fovista™. Genentech initiated a Phase 1 trial of a bi-specific antibody targeting both VEGF and Ang2 for wet AMD.
In addition, ophthalmologists are using with success off-label, third-party repackaged versions of Genentech's approved VEGF antagonist, Avastin®, for the treatment of wet AMD, DME, and RVO. The relatively low cost of therapy with Avastin® in patients with wet AMD presents a significant competitive challenge in this indication. Long-term, controlled clinical trials comparing Lucentis® to Avastin® in the treatment of wet AMD are being conducted. One-year data from the Comparison of Age-Related Macular Degeneration Treatments Trial (CATT) were reported in April 2011 and indicated that Avastin® dosed monthly was non-inferior to Lucentis® dosed monthly in the primary efficacy endpoint of mean visual acuity gain at 52 weeks. Two-year data from CATT were reported in April 2012 and indicated that monthly Avastin® was non-inferior to monthly Lucentis® in mean visual acuity gain; as-needed dosing was not non-inferior to monthly dosing. Avastin® is also being evaluated in eye diseases in trials that have been initiated in the United Kingdom, Canada, Brazil, Mexico, Germany, Israel, and other countries. Furthermore, Lucentis® and off-label use of Avastin® present significant competitive challenges as doctors and patients have had significant experience using these medicines. Moreover, the reported results of the CATT study, combined with the relatively low cost of Avastin® in treating patients with wet AMD, may well exacerbate the competitive challenge which EYLEA faces in this or other eye indications for which it may be approved. Finally, ZALTRAP has not been manufactured and formulated for use in intravitreal injections, and while we believe that ZALTRAP would not be well tolerated if administered directly to the eye, there is a risk that third parties may attempt to repackage ZALTRAP for off-label use and sale for the treatment of wet AMD and other diseases of the eye, which would present a potential low-cost competitive threat to EYLEA for wet AMD, macular edema following CRVO, or other eye indications. See also "Risks Related to Commercialization of Products—We may be unsuccessful in continuing the commercialization of our marketed products or in commercializing our product candidates or new indications for our marketed products, if approved, which would materially and adversely affect our business, profitability, and future prospects" below.
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
We and Sanofi are conducting a global development program, currently in Phase 3, studying alirocumab, our PCSK9 antibody for the reduction of LDL cholesterol, as discussed above in Part I, Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Late-Stage Antibody-based Clinical Programs." As part of this development program, we and Sanofi collect adverse events and report them to the FDA and foreign regulatory authorities. In the Phase 2 program, injection site reactions were the most common adverse events with alirocumab, and were rare. Rare cases of hypersensitivity reaction were also reported. In a recent Phase 3 trial comparing alirocumab with ezetimibe, the most common class of adverse events was infections (39.2% with ezetimibe vs. 42.3% with alirocumab), which included nasopharyngitis, influenza, and upper respiratory tract infection. Injection-site reactions occurred in less than 2% of patients in both groups. Muscle-related adverse events occurred in 3.9% of patients treated with ezetimibe and 3.8% of patients treated with alirocumab. We and Sanofi have been advised by the FDA that it has become aware of neurocognitive adverse events in the PCSK9 inhibitor class. Neurocognitive adverse events have also been associated with the use of statins for lowering LDL cholesterol. We do not know the circumstances under which the FDA became aware of these adverse events or whether these adverse events were observed with a drug candidate tested as monotherapy or in combination with a statin or other cholesterol-lowering agent. The FDA has requested that we and Sanofi make an assessment of potential neurocognitive adverse events across the global development program for alirocumab, especially in the longer-term studies. Additionally, the FDA requested that we address the feasibility of incorporating neurocognitive testing into at least a subset of patients in our ODYSSEY OUTCOMES trial or other long-term Phase 3 trial(s). While we are not aware of any neurocognitive adverse event signal relating to alirocumab, if this or another adverse event signal is detected, the further development of alirocumab may be delayed or fail, or its commercial value diminished, which could severely harm our future prospects.
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
Our business requires using sensitive and proprietary technology and other information that we protect as trade secrets. We seek to prevent improper disclosure of these trade secrets through confidentiality agreements. If our trade secrets are improperly disclosed, by our own employees, our collaborators or otherwise, it would help our competitors and adversely affect our business. We will be able to protect our proprietary rights only to the extent that our proprietary technologies and other information are covered by valid and enforceable patents or are effectively maintained as trade secrets. The patent position of biotechnology companies, including our company, involves complex legal and factual questions and, therefore, enforceability cannot be predicted with certainty. Our patents may be challenged, invalidated, held to be unenforceable, or circumvented. Patent applications filed outside the United States may be challenged by other parties, for example, by filing an opposition. Such opposition proceedings are increasingly common in the EU and are costly to defend. We have pending patent applications in the United States Patent and Trademark Office, the European Patent Office, and the patent offices of other foreign jurisdictions, and it is likely that we will need to defend patent applications from challenges by others from time to time in the future. Certain patent applications filed in the United States may also be challenged by parties who file a request for post-grant review under the America Invents Act of 2011. We expect that post-grant review proceedings will become common in the United States and will be costly to defend. Our patent rights may not provide us with a proprietary position or competitive advantages against competitors. Furthermore, even if the outcome is favorable to us, the enforcement of our intellectual property rights can be extremely expensive and time consuming.
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
We have been in the past, are currently, and may in the future be involved in patent litigation. For example, we are currently parties to patent infringement proceedings relating to our European Patent No. 1,360,287 and our U.S. Patent No. 8,502,018, both of which concern genetically altered mice capable of producing chimeric antibodies that are part human and part mouse, as described in Part II, Item 1. "Legal Proceedings." We are aware of patents and pending applications owned by others that respectively claim antibodies to IL-6R, IL-4R, and PCSK9 and methods of treating rheumatoid arthritis, atopic dermatitis and asthma, and hypercholesterolemia with such antibodies. We are developing sarilumab, an antibody to IL-6R, for the treatment of rheumatoid arthritis; dupilumab, an antibody to IL-4R, for the treatment of atopic dermatitis, asthma, and nasal polyposis; and alirocumab, a PCSK9 antibody, for LDL cholesterol reduction. Although we do not believe that sarilumab, dupilumab, or alirocumab infringes any valid claim in these patents or patent applications, these other parties could initiate a lawsuit for patent infringement and assert their patents are valid and cover sarilumab, dupilumab, or alirocumab, as applicable. We are also aware of a U.S. patent jointly owned by Genentech and City of Hope relating to the production of recombinant antibodies in host cells. We currently produce our antibody product candidates using recombinant antibodies from host cells and may choose to produce additional antibody product candidates in this manner. None of ARCALYST, ZALTRAP, or EYLEA is a recombinant antibody. If any of our antibody product candidates are produced in a manner subject to valid claims in the Genentech patent, then we may need to obtain a license from Genentech, should one be available. Genentech has licensed this patent to several different companies under confidential license agreements. If we desire a license for any of our antibody product candidates and are unable to obtain a license on commercially reasonable terms or at all, we may be restricted in our ability to make recombinant antibodies in, or to import them into, the United States. Further, we are aware of a number of patent applications of others that, if granted with claims as currently drafted, may cover our current or planned activities. It could be determined that our products and/or actions in manufacturing or selling our product candidates infringe such patents.
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
As previously noted, Genentech has an approved VEGF antagonist, Avastin®, on the market for treating certain cancers, and many different pharmaceutical and biotechnology companies are working to develop competing VEGF antagonists, including Novartis, Amgen Inc., Imclone LLC/Eli Lilly, Pfizer Inc., AstraZeneca, and GlaxoSmithKline. Some of these molecules may offer competitive advantages over our molecule. Each of Pfizer, Onyx Pharmaceuticals (a subsidiary of Amgen), together with its partner Bayer HealthCare, and GlaxoSmithKline are marketing and selling oral medications that target tumor cell growth and new vasculature formation that fuels the growth of tumors. In January 2012, Roche announced that a Phase 3 trial of Avastin® (bevacizumab) had met the primary endpoint of overall survival in mCRC in patients who had previously received Avastin® with standard chemotherapy. The positive results of this trial in a similar patient population could impact the potential commercial opportunity for ZALTRAP in mCRC. It will be difficult for ZALTRAP to compete against Avastin® and the FDA-approved kinase inhibitors, because doctors and patients will have significant experience using these medicines. In addition, an oral medication may be considerably less expensive for patients than a biologic medication, providing a competitive advantage to companies that market such products.
The market for eye disease products is very competitive, as described in greater detail above under "Risks Related to Commercialization of EYLEA-The commercial success of EYLEA is subject to strong competition."
Our earlier stage clinical candidates in development are all fully human monoclonal antibodies, which were generated using our VelocImmune technology. Our antibody generation technologies and earlier-stage clinical candidates face competition from many pharmaceutical and biotechnology companies using various technologies.
We are aware of several pharmaceutical and biotechnology companies actively engaged in the research and development of antibody products against targets that are also the targets of our early- and late-stage product candidates. For example, Pfizer (in partnership with Eli Lilly), Johnson & Johnson, and AbbVie are developing antibody product candidates against NGF. Genentech/Roche is marketing an antibody against IL-6R (tocilizumab) for the treatment of rheumatoid arthritis, and several other companies, including Johnson & Johnson (in partnership with GlaxoSmithKline), Bristol-Myers Squibb (in partnership with Alder Biopharmaceuticals), Ablynx (in partnership with AbbVie), and Pfizer have antibodies against IL-6 or IL-6R in clinical development. Several companies, including Amgen, Pfizer, Genentech, Bristol-Myers Squibb, and Eli Lilly, have development programs for antibodies against PCSK9. Amgen's PCSK9 program appears to be the most advanced of the competitors, having already announced positive results from multiple Phase 3 trials, and may obtain marketing approval in one or more countries before our PCSK9 antibody is approved. Alnylam, in partnership with The Medicines Company, has a clinical program underway with an RNAi molecule against PCSK9. In addition, there are therapeutic products targeting PCSK9 operating through other mechanisms of action in development, including an oral product. A number of companies are developing antibodies that, if approved, may compete with dupilumab, our IL-4R antibody, if it is approved, including Roche (an antibody against IL-6), Teva (an antibody against IL-5), AstraZeneca (antibodies against IL-5R and IL-13), and Novartis (a bi-specific antibody against IL-4 and IL-13). Further, Amgen, Genentech, and AstraZeneca have development programs underway for antibodies against Ang2 for indications in oncology. Celgene (in partnership with OncoMed Pharmaceuticals, Inc.) and AstraZeneca have antibodies that target Dll4 in clinical development. For muscle-wasting conditions, both Pfizer and Eli Lilly have anti-GDF8 monoclonal antibodies in development, and Novartis has a competing antibody targeting ActRIIB.
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
We sell EYLEA in the United States to three distributors and several specialty pharmacies. Under this distribution model, the distributors and specialty pharmacies generally take physical delivery of product and generally sell the product directly to healthcare providers. For the three months ended March 31, 2014 and 2013, we recorded 79% and 77%, respectively, of our total gross product revenue from sales to a single distributor, Besse Medical, a subsidiary of AmerisourceBergen Corporation. We expect this significant customer concentration to continue for the foreseeable future. Our ability to generate and grow sales of EYLEA will depend, in part, on the extent to which our distributors and specialty pharmacies are able to provide adequate distribution of EYLEA to healthcare providers. Although we believe we can find additional distributors, if necessary, our revenue during any period of disruption could suffer and we might incur additional costs. In addition, these customers are responsible for a significant portion of our net trade accounts receivable balances. The loss of any large customer, a significant reduction in sales we make to them, any cancellation of orders they have made with us, or any failure to pay for the products we have shipped to them could adversely affect our results of operations.
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
In addition to FDA and related regulatory requirements, we are subject to health care "fraud and abuse" laws, such as the federal False Claims Act, the anti-kickback provisions of the federal Social Security Act, and other state and federal laws and regulations. Federal and state anti-kickback laws prohibit, among other things, payments or other remuneration to induce or reward someone to purchase, prescribe, endorse, or recommend a product that is reimbursed under federal or state healthcare programs. If we provide payments or other remuneration to a healthcare professional to induce the prescribing of our products, we could face liability under state and federal anti-kickback laws.
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

In recent years, several states and localities, including California, the District of Columbia, Massachusetts, Minnesota, Nevada, New Mexico, Vermont, and West Virginia, have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs, file periodic reports with the state or make periodic public disclosures on sales, marketing, pricing, clinical trials, and other activities. Similar requirements are being considered in other states. In addition, as part of the PPACA, the federal government recently enacted provisions imposing reporting and disclosure requirements on pharmaceutical manufacturers for any "transfers of value" made or distributed to prescribers and other healthcare providers. These statutory provisions and related regulations (commonly known as the "Sunshine Act") require pharmaceutical manufacturers to report annually to the Secretary of the U.S. Department of Health and Human Services payments or other transfers of value made to physicians or teaching hospitals. In February 2013, regulations were released that contain detailed guidance regarding the information that must be collected and reported. We started to be required to collect information regarding such payments in August 2013 and submitted our 2013 Reporting Entity and Payment Aggregate Data in March 2014, as required by the Sunshine Act. Over the next several years, we will need to dedicate significant resources to enhance our systems and processes in order to comply with these regulations. The PPACA also includes various provisions designed to strengthen significantly fraud and abuse enforcement, such as increased funding for enforcement efforts and the lowering of the intent requirement of the federal anti-kickback statute and criminal health care fraud statute such that a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. Many of these requirements and standards are new and uncertain, and the penalties for failure to comply with these requirements may be unclear. If we are found not to be in full compliance with these laws, we could face enforcement actions, fines, and other penalties, and could receive adverse publicity, which would harm our business, prospects, operating results, and financial condition.
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
We are highly dependent on certain of our executive officers, other key members of our senior management team, and our Chairman. If we are not able to retain any of these persons, our business may suffer. In particular, we depend on the services of P. Roy Vagelos, M.D., the Chairman of our board of directors; Leonard S. Schleifer, M.D., Ph.D., our President and Chief Executive Officer; George D. Yancopoulos, M.D., Ph.D., President, Regeneron Laboratories and our Chief Scientific Officer; and Neil Stahl, Ph.D., our Senior Vice President, Research and Development Sciences. As we continue to commercialize EYLEA, we are also highly dependent on the expertise and services of members of our senior management leading these commercialization efforts. There is intense competition in the biotechnology industry for qualified scientists and managerial personnel in the development, manufacture, and commercialization of drugs. We may not be able to continue to attract and retain the qualified personnel necessary to continue to advance our business and achieve our strategic objectives.
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
Beginning in the first quarter of 2012, we reported profitability; prior to that, we generally incurred net losses. If we cannot sustain profitability, we may be unable to continue our operations. In the absence of substantial revenue from the sale of products on an ongoing basis, including our sales of EYLEA, and our share of the profits from Bayer HealthCare's sales of EYLEA outside the United States, or from other sources, the amount, timing, nature, or source of which cannot be predicted, we may incur substantial losses again as we conduct our research and development activities, commercialize our approved products, and prepare for possible commercialization of our other product candidates and new indications of our marketed products.
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
As of March 31, 2014, we had $461.9 million in cash and cash equivalents and $721.0 million in marketable securities. Our investments consist primarily of fixed-income securities, including investment-grade corporate bonds, direct obligations of the U.S. government and its agencies, and other debt securities guaranteed by the U.S. government. These investments are subject to external factors that may adversely affect their market value or liquidity, such as interest rate, liquidity, market, and issuer credit risks, including actual or anticipated changes in credit ratings. If our investments suffer market price declines that are other than temporary, their value could be impaired, which may have an adverse effect on our financial condition and operating results.
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
A small number of our shareholders beneficially own a substantial amount of our Common Stock. As of April 17, 2014, our five largest shareholders plus Dr. Schleifer, our Chief Executive Officer, beneficially owned approximately 50.4% of our outstanding shares of Common Stock, assuming, in the case of our Chief Executive Officer, the conversion of his Class A Stock into Common Stock and the exercise of all options held by him which are exercisable within 60 days of April 17, 2014. As of April 17, 2014, Sanofi beneficially owned 20,018,090 shares of our Common Stock, representing approximately 20.2% of the shares of Common Stock then outstanding. Under our 2014 amended and restated investor agreement with Sanofi, Sanofi has three demand rights to require us to use all reasonable efforts to conduct a registered underwritten offering with respect to shares of our Common Stock held by Sanofi from time to time; however, shares of our Common Stock held by Sanofi from time to time may not be sold until the later of (i) December 20, 2020 and (ii) the expiration of our discovery and preclinical development agreement with Sanofi relating to our antibody collaboration (as amended) if the agreement is extended beyond December 20, 2020. These restrictions on dispositions are subject to earlier termination upon the occurrence of certain events, such as the consummation of a change-of-control transaction involving us or a dissolution or liquidation of our company. In February 2013, we received from Sanofi a notification under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 that it intends to acquire additional Common Stock through open market purchases and direct purchases from shareholders. If Sanofi, our other significant shareholders, or we sell substantial amounts of our Common Stock in the public market, or there is a perception that such sales may occur, the market price of our Common Stock could fall. Sales of Common Stock by our significant shareholders, including Sanofi, also might make it more difficult for us to raise funds by selling equity or equity-related securities in the future at a time and price that we deem appropriate.
Our existing shareholders may be able to exert significant influence over matters requiring shareholder approval and over our management.
Holders of Class A Stock, who are generally the shareholders who purchased their stock from us before our initial public offering, are entitled to ten votes per share, while holders of Common Stock are entitled to one vote per share. As of April 17, 2014, holders of Class A Stock held 16.8% of the combined voting power of all shares of Common Stock and Class A Stock then outstanding. These shareholders, if acting together, would be in a position to significantly influence the election of our directors and the vote on certain corporate transactions that require majority or supermajority approval of the combined classes, including mergers and other business combinations. This may result in our taking corporate actions that other shareholders may not consider to be in their best interest and may affect the price of our Common Stock. As of April 17, 2014:

•
our current executive officers and directors beneficially owned 10.1% of our outstanding shares of Common Stock, assuming conversion of their Class A Stock into Common Stock and the exercise of all options held by such persons which are exercisable within 60 days of April 17, 2014, and 22.0% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by such persons which are exercisable within 60 days of April 17, 2014; and

•
our five largest shareholders plus Dr. Schleifer, our Chief Executive Officer, beneficially owned approximately 50.4% of our outstanding shares of Common Stock, assuming, in the case of our Chief Executive Officer, the conversion of his Class A Stock into Common Stock and the exercise of all options held by him which are exercisable within 60 days of April 17, 2014. In addition, these five shareholders plus our Chief Executive Officer held approximately 55.7% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by our Chief Executive Officer which are exercisable within 60 days of April 17, 2014.

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
In addition, upon Sanofi reaching 20% ownership of our then outstanding shares of Class A Stock and Common Stock (taken together), we are required under the amended and restated investor agreement to appoint an individual agreed upon by us and Sanofi to our board of directors. Subject to certain exceptions, we are required to use our reasonable efforts (including recommending that our shareholders vote in favor) to cause the election of this designee at our annual shareholder meetings for so long as Sanofi maintains an equity interest in us that is the lower of (i) the highest percentage ownership Sanofi attains following its acquisition of 20% of our then outstanding shares of Class A Stock and Common Stock (taken together) and (ii) 25% of our then outstanding shares of Class A Stock and Common Stock (taken together). This designee is required to be "independent" of our company, as determined under NASDAQ rules, and not to be a current or former officer, director, employee, or paid consultant of Sanofi. In April 2014, Sanofi notified us that it had reached the 20% ownership threshold and designated Robert A. Ingram as its designee. On April 4, 2014, following recommendation of the Corporate Governance and Compliance Committee, the board of directors elected Mr. Ingram as a director and a member of the Compensation Committee.
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

•
under the New York Business Corporation Law, in addition to certain restrictions which may apply to “business combinations” involving our company and an “interested shareholder”, a plan of merger or consolidation of our company must be approved by two-thirds of the votes of all outstanding shares entitled to vote thereon. See the risk factor above captioned "Our existing shareholders may be able to exert significant influence over matters requiring shareholder approval and over our management."

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
Amended and Restated Investor Agreement, dated as of January 11, 2014, by and among Sanofi, sanofi-aventis US LLC, Aventis Pharmaceuticals Inc., sanofi-aventis Amerique du Nord, and Regeneron Pharmaceuticals, Inc.

10.2*			License and Collaboration Agreement, dated as of January 10, 2014, by and between Bayer HealthCare LLC and Regeneron Pharmaceuticals, Inc.
31.1		–	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2		–	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32		–	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
101		–	Interactive Data File
101.INS		–	XBRL Instance Document
101.SCH		–	XBRL Taxonomy Extension Schema
101.CAL		–	XBRL Taxonomy Extension Calculation Linkbase
101.DEF		–	XBRL Taxonomy Extension Definition Document
101.LAB		–	XBRL Taxonomy Extension Label Linkbase
101.PRE		–	XBRL Taxonomy Extension Presentation Linkbase
__________________________

(a) Incorporated by reference to Exhibit 10.1 to the Form 8-K for Regeneron Pharmaceuticals, Inc., filed January 13, 2014.
* Portions of this document have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGENERON PHARMACEUTICALS, INC.

Date:	May 8, 2014	By:	/s/ Robert E. Landry

Robert E. Landry
Senior Vice President, Finance and
Chief Financial Officer
(Duly Authorized Officer)