Form 10-Q
period 2014-06-30
REGENERON PHARMACEUTICALS INC
filed 2014-08-05
CIK 872589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

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

Large accelerated filer	X		Accelerated filer
Non-accelerated filer		(Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Number of shares outstanding of each of the registrant’s classes of common stock as of July 17, 2014:

Class of Common Stock	Number of Shares
Class A Stock, $.001 par value	1,979,055
Common Stock, $.001 par value	99,086,588

REGENERON PHARMACEUTICALS, INC.
QUARTERLY REPORT ON FORM 10-Q

"ARCALYST®", "EYLEA®", "ZALTRAP®", "VelocImmune®", "VelociGene®", "VelociMouse®", "VelociMab®", and "VelociSuite®" are trademarks of Regeneron Pharmaceuticals, Inc. Trademarks and trade names of other companies appearing in this report are, to the knowledge of Regeneron Pharmaceuticals, Inc., the property of their respective owners.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except share data)

	June 30,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$600,135	$535,608
Marketable securities	216,774	158,376
Accounts receivable - trade, net	664,075	787,071
Accounts receivable from Sanofi	116,865	104,707
Accounts receivable from Bayer HealthCare	112,984	63,189
Inventories	109,897	70,354
Deferred tax assets	37,291	44,677
Prepaid expenses and other current assets	60,674	32,952
Total current assets	1,918,695	1,796,934

Marketable securities	550,818	389,891
Property, plant, and equipment, at cost, net of accumulated depreciation and amortization	707,321	526,983
Deferred tax assets	270,367	231,878
Other assets	8,877	5,327
Total assets	$3,456,078	$2,951,013

LIABILITIES and STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$283,385	$250,896
Deferred revenue from Sanofi, current portion	12,979	12,815
Deferred revenue - other, current portion	54,154	34,185
Facility lease obligations, current portion	1,060	939
Total current liabilities	351,578	298,835

Deferred revenue from Sanofi	75,862	76,522
Deferred revenue - other	128,042	107,677
Facility lease obligations	234,525	184,258
Convertible senior notes	282,261	320,315
Other long-term liabilities	14,968	11,330
Total liabilities	1,087,236	998,937

Stockholders' equity:
Preferred stock, $.01 par value; 30,000,000 shares authorized; issued and outstanding - none	—	—
Class A Stock, convertible, $.001 par value; 40,000,000 shares authorized; shares issued and outstanding - 1,998,785 in 2014 and 2,020,481 in 2013	2	2
Common Stock, $.001 par value; 160,000,000 shares authorized; shares issued and outstanding - 99,545,307 in 2014 and 97,666,814 in 2013	100	97
Additional paid-in capital	2,342,839	2,045,857
Retained earnings (accumulated deficit)	65,486	(92,692)
Accumulated other comprehensive income (loss)	4,263	(1,188)
Treasury stock, at cost; 521,876 shares in 2014 and none in 2013	(43,848)	—
Total stockholders' equity	2,368,842	1,952,076
Total liabilities and stockholders' equity	$3,456,078	$2,951,013

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Statements of Operations
Revenues:
Net product sales	$418,022	$333,893	$780,400	$652,633
Sanofi collaboration revenue	142,595	85,529	273,103	184,802
Bayer HealthCare collaboration revenue	97,295	31,104	222,607	46,011
Technology licensing and other revenue	7,788	7,116	15,330	13,860
	665,700	457,642	1,291,440	897,306

Expenses:
Research and development	294,501	187,463	581,880	367,762
Selling, general, and administrative	102,414	72,463	211,264	149,723
Cost of goods sold	29,945	27,283	57,418	55,304
Cost of collaboration manufacturing	16,434	12,330	32,533	13,364
	443,294	299,539	883,095	586,153

Income from operations	222,406	158,103	408,345	311,153

Other income (expense):
Investment income	1,677	954	2,614	1,410
Interest expense	(10,177)	(11,365)	(21,790)	(23,040)
Loss on extinguishment of debt	(10,787)	—	(10,787)	—
	(19,287)	(10,411)	(29,963)	(21,630)

Income before income taxes	203,119	147,692	378,382	289,523

Income tax expense	(110,384)	(60,316)	(220,204)	(103,273)

Net income	$92,735	$87,376	$158,178	$186,250

Net income per share - basic	$0.92	$0.89	$1.58	$1.91
Net income per share - diluted	$0.82	$0.79	$1.40	$1.69

Weighted average shares outstanding - basic	100,391	97,700	100,085	97,289
Weighted average shares outstanding - diluted	113,032	111,060	113,121	110,305

Statements of Comprehensive Income
Net income	$92,735	$87,376	$158,178	$186,250
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of tax	2,798	(1,785)	5,451	(2,263)
Comprehensive income	$95,533	$85,591	$163,629	$183,987

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
For the six months ended June 30, 2014 and 2013
(In thousands)

	Class A Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance, December 31, 2013	2,020	$2	97,667	$97	$2,045,857	$(92,692)	—	—	$(1,188)	$1,952,076
Issuance of Common Stock in connection with exercise of stock options	—	—	1,514	2	62,115	—	—	—	—	62,117
Common Stock tendered upon exercise of stock options in connection with employee tax obligations	—	—	(205)	—	(64,990)	—	—	—	—	(64,990)
Issuance of Common Stock in connection with conversion of convertible senior notes	—	—	522	1	156,367	—	—	—	—	156,368
Issuance of Common Stock in connection with Company 401(k) Savings Plan contribution	—	—	21	—	—	—	—	—	—	—
Issuance of restricted Common Stock under Long-Term Incentive Plan	—	—	5	—	—	—	—	—	—	—
Conversion of Class A Stock to Common Stock	(21)	—	21	—	—	—	—	—	—	—
Stock-based compensation charges	—	—	—	—	155,137	—	—	—	—	155,137
Excess tax benefit from stock-based compensation	—	—	—	—	244,197	—	—	—	—	244,197
Acquisition of Common Stock in connection with exercise of convertible note hedges	—	—	—	—	43,848	—	(522)	$(43,848)	—	—
Reduction of warrants in connection with conversion of senior notes	—	—	—	—	(143,041)	—	—	—	—	(143,041)
Reduction of equity component of convertible senior notes	—	—	—	—	(156,651)	—	—	—	—	(156,651)
Net income	—	—	—	—	—	158,178	—	—	—	158,178
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	5,451	5,451
Balance, June 30, 2014	1,999	$2	99,545	$100	$2,342,839	$65,486	(522)	$(43,848)	$4,263	$2,368,842

Balance, December 31, 2012	2,069	$2	95,223	$95	$1,763,508	$(517,054)	—	—	$(1,166)	$1,245,385
Issuance of Common Stock in connection with exercise of stock options	—	—	1,661	2	30,496	—	—	—	—	30,498
Common Stock tendered upon exercise of stock options in connection with employee tax obligations	—	—	(290)	—	(73,137)	—	—	—	—	(73,137)
Issuance of Common Stock in connection with Company 401(k) Savings Plan contribution	—	—	38	—	—	—	—	—	—	—
Conversion of Class A Stock to Common Stock	(30)	—	30	—	—	—	—	—	—	—
Stock-based compensation charges	—	—	—	—	98,728	—	—	—	—	98,728
Excess tax benefit from stock-based compensation	—	—	—	—	7,876	—	—	—	—	7,876
Net income	—	—	—	—	—	186,250	—	—	—	186,250
Other comprehensive loss	—	—	—	—	—	—	—	—	(2,263)	(2,263)
Balance, June 30, 2013	2,039	$2	96,662	$97	$1,827,471	$(330,804)	—	—	$(3,429)	$1,493,337

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six months ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$158,178	$186,250
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,546	19,109
Non-cash compensation expense	151,920	97,473
Non-cash interest expense	10,871	11,315
Loss on extinguishment of debt	10,787	—
Other non-cash charges and expenses, net	6,598	18,323
Deferred taxes	(32,543)	92,522
Changes in assets and liabilities:
Decrease (increase) in Sanofi, Bayer HealthCare, and trade accounts receivable	61,043	(206,149)
Increase in inventories	(37,295)	(31,144)
(Increase) decrease in prepaid expenses and other assets	(29,446)	2,700
Increase (decrease) in deferred revenue	39,838	(11,579)
Increase in accounts payable, accrued expenses, and other liabilities	16,820	35,592
Total adjustments	223,139	28,162
Net cash provided by operating activities	381,317	214,412

Cash flows from investing activities:
Purchases of marketable securities	(374,509)	(282,643)
Sales or maturities of marketable securities	155,850	307,244
Capital expenditures	(135,695)	(55,656)
Net cash used in investing activities	(354,354)	(31,055)

Cash flows from financing activities:
Payments in connection with facility and capital lease obligations	(534)	(997)
Repayments of convertible senior notes	(61,125)	—
Payments in connection with reduction of outstanding warrants	(143,041)	—
Proceeds from issuance of Common Stock	63,057	34,300
Payments in connection with Common Stock tendered for employee tax obligations	(64,990)	(73,137)
Excess tax benefit from stock-based compensation	244,197	7,876
Net cash provided by (used in) financing activities	37,564	(31,958)

Net increase in cash and cash equivalents	64,527	151,399

Cash and cash equivalents at beginning of period	535,608	230,276

Cash and cash equivalents at end of period	$600,135	$381,675

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
2. Net Product Sales
EYLEA® net product sales in the United States totaled $414.8 million and $329.8 million for the three months ended June 30, 2014 and 2013, respectively, and $773.8 million and $643.7 million for the six months ended June 30, 2014 and 2013, respectively. In addition, ARCALYST® net product sales totaled $3.2 million and $4.1 million for the three months ended June 30, 2014 and 2013, respectively, and $6.6 million and $8.9 million for the six months ended June 30, 2014 and 2013, respectively.
The Company recorded 73% and 76% for the three months ended June 30, 2014 and 2013, respectively, and 76% and 77% for the six months ended June 30, 2014 and 2013, respectively, of its total gross product revenue from sales to Besse Medical, a subsidiary of AmerisourceBergen Corporation.
Revenue from product sales is recorded net of applicable provisions for rebates and chargebacks under governmental programs (including Medicaid), distribution-related fees, prompt pay discounts, and other sales-related deductions. The following table summarizes the provisions, and credits/payments, for these sales-related deductions during the six months ended June 30, 2014.

	Rebates & Chargebacks	Distribution- Related Fees	Other Sales- Related Deductions	Total
Balance as of December 31, 2013	$4,400	$19,663	$538	$24,601
Provision related to current period sales	14,817	36,206	818	51,841
Credits/payments	(15,077)	(35,449)	(834)	(51,360)
Balance as of June 30, 2014	$4,140	$20,420	$522	$25,082
3. Collaboration Agreements
Sanofi
The collaboration revenue the Company earned from Sanofi, as detailed below, consisted primarily of reimbursement for research and development expenses that the Company incurred in connection with the companies' antibody collaboration. In addition, Sanofi collaboration revenue for the three months and six months ended June 30, 2013 was reduced by two $10.0 million up-front payments to Sanofi in connection with the Company's acquisition from Sanofi of full exclusive rights to two families of novel antibodies, as described below.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

	Three months ended June 30,
Sanofi Collaboration Revenue	2014	2013
ZALTRAP:
Regeneron's share of losses in connection with commercialization of ZALTRAP	$(692)	$(8,216)
Reimbursement of Regeneron research and development expenses	1,338	1,992
Other	1,484	2,227
Total ZALTRAP	2,130	(3,997)
Antibody:
Reimbursement of Regeneron research and development expenses	137,893	105,274
Regeneron's share of commercialization expenses	(4,295)	—
Up-front payments to Sanofi for acquisition of rights related to two antibodies	—	(20,000)
Other	6,867	4,252
Total Antibody	140,465	89,526
Total Sanofi collaboration revenue	$142,595	$85,529

	Six months ended June 30,
Sanofi Collaboration Revenue	2014	2013
ZALTRAP:
Regeneron's share of losses in connection with commercialization of ZALTRAP	$(3,904)	$(16,005)
Reimbursement of Regeneron research and development expenses	2,430	4,081
Other	3,661	4,084
Total ZALTRAP	2,187	(7,840)
Antibody:
Reimbursement of Regeneron research and development expenses	264,715	204,898
Regeneron's share of commercialization expenses	(4,295)	—
Up-front payments to Sanofi for acquisition of rights related to two antibodies	—	(20,000)
Other	10,496	7,744
Total Antibody	270,916	192,642
Total Sanofi collaboration revenue	$273,103	$184,802
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

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

Under the Company's antibody collaboration agreement with Sanofi, agreed upon worldwide development expenses incurred by both companies during the term of the agreement are funded by Sanofi, except that following receipt of the first positive Phase 3 trial results for a co-developed drug candidate, which first occurred in the fourth quarter of 2013, subsequent Phase 3 trial-related costs for that drug candidate ("Shared Phase 3 Trial Costs") are shared 80% by Sanofi and 20% by Regeneron. Consequently, during the three and six months ended June 30, 2014, the Company recognized as additional research and development expense $29.1 million and $52.9 million, respectively, of antibody development expenses that the Company was obligated to reimburse to Sanofi related to alirocumab and sarilumab.
Effective in the second quarter of 2014, the Company and Sanofi began sharing pre-launch commercialization expenses related to alirocumab in accordance with the companies’ antibody collaboration agreement.
In May 2013, the Company acquired from Sanofi full exclusive rights to two families of novel antibodies invented at Regeneron and previously included in the Company's antibody collaboration with Sanofi. The Company acquired full rights to antibodies targeting the platelet derived growth factor (PDGF) family of receptors and ligands in ophthalmology and all other indications and to antibodies targeting the angiopoietin-2 (Ang2) receptor and ligand in ophthalmology. With respect to PDGF antibodies, the Company made a $10.0 million up-front payment to Sanofi in the second quarter of 2013. In addition, with respect to Ang2 antibodies in ophthalmology, the Company made a $10.0 million up-front payment to Sanofi in the second quarter of 2013.
With respect to PDGF antibodies, the Company made two $5.0 million development milestone payments to Sanofi in the first quarter of 2014, which were recorded in the Company's Statements of Operations as research and development expense. The Company is also obligated to pay up to $30.0 million in additional potential development milestones as well as royalties on any future sales of PDGF antibodies.
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
The collaboration revenue the Company earned from Bayer HealthCare is detailed below:

	Three months ended June 30,
Bayer HealthCare Collaboration Revenue	2014	2013
EYLEA:
Regeneron's net profit in connection with commercialization of EYLEA outside the United States	$66,781	$19,055
Sales milestones	15,000	—
Cost-sharing of Regeneron EYLEA development expenses	1,494	3,629
Other	10,813	8,420
Total EYLEA	94,088	31,104
PDGFR-beta antibody:
Cost-sharing of REGN2176-3 development expenses	626	—
Other	2,581	—
Total PDGFR-beta	3,207	—
Total Bayer HealthCare collaboration revenue	$97,295	$31,104

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

	Six months ended June 30,
Bayer HealthCare Collaboration Revenue	2014	2013
EYLEA:
Regeneron's net profit in connection with commercialization of EYLEA outside the United States	$127,940	$25,417
Sales milestones	45,000	—
Cost-sharing of Regeneron EYLEA development expenses	21,841	9,466
Other	21,745	11,128
Total EYLEA	216,526	46,011
PDGFR-beta antibody:
Cost-sharing of REGN2176-3 development expenses	1,139	—
Other	4,942	—
Total PDGFR-beta	6,081	—
Total Bayer HealthCare collaboration revenue	$222,607	$46,011
EYLEA
In the first and second quarters of 2014, the Company earned, and recorded as revenue, two $15.0 million sales milestones and one $15.0 million sales milestone, respectively, from Bayer HealthCare upon total aggregate net sales of EYLEA outside the United States exceeding $500 million, $600 million, and $700 million, respectively, over a twelve-month period. The Company is eligible to receive up to $45.0 million in additional sales milestone payments if twelve-month sales of EYLEA outside the United States achieve certain specified levels up to $1 billion. In addition, in connection with a November 2013 agreement under which Bayer HealthCare obtained rights to use certain of the Company’s EYLEA clinical data for a regulatory filing, the Company became eligible to receive up to $30.0 million in additional sales milestone payments if twelve-month sales of specific commercial supplies of EYLEA outside the United States achieve certain specified levels up to $200 million.
In January 2014, Bayer HealthCare decided to participate in the global development and commercialization of EYLEA outside the United States for the treatment of macular edema following branch retinal vein occlusion ("BRVO"). In connection with this decision, Bayer HealthCare reimbursed Regeneron $15.7 million for a defined share of the EYLEA global development costs that the Company had incurred prior to February 2014 for the BRVO indication, which was recognized as Bayer HealthCare collaboration revenue in the first quarter of 2014 and is included with "Cost-sharing of Regeneron EYLEA development expenses" for the six months ended June 30, 2014 in the table above. In addition, all future agreed upon global EYLEA development expenses incurred in connection with BRVO are being shared equally, and any future profits or losses on sales of EYLEA outside of the United States for the treatment of macular edema following BRVO will also be shared (for countries other than Japan). The Company is entitled to receive a tiered percentage of EYLEA net sales in Japan.
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
If Bayer HealthCare exercises its right to opt-in to the collaboration, it will obtain exclusive commercialization rights to the product outside the United States, continue to pay for 25% of global development costs and 50% of development costs exclusively for the territory outside the United States, pay a $20.0 million opt-in payment to the Company, pay a $20.0 million development milestone to the Company upon receipt of the first marketing approval in the European Union or Japan, share profits and losses from sales outside the United States equally with the Company, and be responsible for the payment of royalties on sales outside the United States to Sanofi.
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
Avalanche Biotechnologies, Inc.
In May 2014, the Company entered into a research collaboration and license agreement with Avalanche Biotechnologies, Inc. to discover, develop, and commercialize novel gene therapy products for the treatment of ophthalmologic diseases. In connection with the agreement, the Company made a $2.0 million upfront payment and a $6.0 million pre-payment of collaboration research costs, and is obligated to pay potential additional research costs, an aggregate amount of up to $80.0 million per product upon meeting certain potential development and regulatory milestones (for products directed to as many as eight therapeutic targets, or up to an aggregate of $640.0 million), and royalties on any future sales of such products. The Company also purchased an aggregate of $5.0 million of Avalanche preferred stock. Under the agreement, the Company will collaborate with Avalanche to conduct research for the discovery of novel gene therapy vectors. Subsequent to the filing of an Investigational New Drug application ("IND") with the U.S. Food and Drug Administration ("FDA") for a product candidate developed under the agreement, Regeneron may exercise its right to obtain exclusive worldwide rights to further research, develop, and commercialize such product candidates directed to the applicable therapeutic target. In addition, Avalanche has the option to share in development costs and profits for products directed toward up to two therapeutic targets of its choice.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

In July 2014, Avalanche commenced an initial public offering ("IPO") of its common stock and thereby triggered the Company's obligation under the research collaboration and license agreement to purchase up to $10.0 million of Avalanche common stock in a concurrent private placement. As part of the concurrent private placement, the Company has agreed, subject to customary closing conditions, to purchase from Avalanche at the closing of the IPO 588,235 shares of Avalanche common stock for an aggregate purchase price of $10.0 million. In addition, at the closing of the IPO, Avalanche preferred stock, including the Avalanche preferred stock held by the Company, will automatically convert on a one-for-one basis into Avalanche common stock.
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

	Three months ended June 30,
	2014	2013
Net income - basic and diluted	$92,735	$87,376

(Shares in thousands)
Weighted average shares - basic	100,391	97,700
Effect of dilutive securities:
Stock options	9,359	10,291
Restricted stock	405	424
Warrants	2,877	2,645
Dilutive potential shares	12,641	13,360
Weighted average shares - diluted	113,032	111,060

Net income per share - basic	$0.92	$0.89
Net income per share - diluted	$0.82	$0.79

	Six months ended June 30,
	2014	2013
Net income - basic and diluted	$158,178	$186,250

(Shares in thousands)
Weighted average shares - basic	100,085	97,289
Effect of dilutive securities:
Stock options	9,615	10,296
Restricted stock	403	383
Warrants	3,018	2,337
Dilutive potential shares	13,036	13,016
Weighted average shares - diluted	113,121	110,305

Net income per share - basic	$1.58	$1.91
Net income per share - diluted	$1.40	$1.69

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

Shares which have been excluded from the June 30, 2014 and 2013 diluted per share amounts because their effect would have been antidilutive include the following:

	Three months ended June 30,
(Shares in thousands)	2014	2013
Stock options	3,765	1,247
Convertible senior notes	4,662	4,761

	Six months ended June 30,
(Shares in thousands)	2014	2013
Stock options	3,714	3,599
Convertible senior notes	4,711	4,761

5. Marketable Securities
Marketable securities at June 30, 2014 and December 31, 2013 consist of both debt securities issued by investment grade institutions as well as equity securities. The following tables summarize the Company's investments in marketable securities at June 30, 2014 and December 31, 2013.

	Amortized	Unrealized		Fair
At June 30, 2014	Cost Basis	Gains	Losses	Value
U.S. government and government agency obligations	$52,071	$97	—	$52,168
Corporate bonds	647,052	1,108	$(368)	647,792
Municipal bonds	46,336	190	—	46,526
International government agency obligations	6,211	—	(1)	6,210
Certificates of deposit	7,920	2	—	7,922
Equity securities	1,166	5,808	—	6,974
Total marketable securities	$760,756	$7,205	$(369)	$767,592

At December 31, 2013
U.S. government and government agency obligations	$107,493	$55	$(27)	$107,521
Corporate bonds	369,321	233	(361)	369,193
Commercial paper	23,891	53	—	23,944
Municipal bonds	36,935	45	(59)	36,921
International government agency obligations	2,007	1	—	2,008
Certificates of deposit	7,509	5	—	7,514
Equity securities	1,166	—	—	1,166
Total marketable securities	$548,322	$392	$(447)	$548,267

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

The Company classifies its debt securities based on their contractual maturity dates. The debt securities listed at June 30, 2014 mature at various dates through August 2024. The fair values of debt security investments by contractual maturity as of June 30, 2014 and December 31, 2013 consist of the following:

	June 30, 2014	December 31, 2013
Maturities within one year	$216,774	$158,376
Maturities after one year through five years	538,647	383,410
Maturities after five years through ten years	4,043	4,138
Maturities after ten years	1,154	1,177
	$760,618	$547,101
The following table shows the fair value of the Company’s marketable securities that have unrealized losses and that are deemed to be only temporarily impaired, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at June 30, 2014 and December 31, 2013.

	Less than 12 Months		12 Months or Greater		Total
At June 30, 2014	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$157,970	$(368)	—	—	$157,970	$(368)
International government agency obligations	6,210	(1)			6,210	(1)
	$164,180	$(369)	—	—	$164,180	$(369)

At December 31, 2013
U.S. government and government agency obligations	$49,241	$(27)	—	—	$49,241	$(27)
Corporate bonds	176,140	(361)	—	—	176,140	(361)
Municipal bonds	14,431	(59)	—	—	14,431	(59)
	$239,812	$(447)	—	—	$239,812	$(447)
Realized gains and losses are included as a component of investment income. For both the three and six months ended June 30, 2014, total realized gains and losses on sales of marketable securities were not material. For both the three and six months ended June 30, 2013, total realized gains on sales of marketable securities were $0.5 million and there were no realized losses. Changes in the Company's accumulated other comprehensive income (loss) for the three and six months ended June 30, 2014 and 2013 related to unrealized gains and losses on available-for-sale marketable securities. For the three and six months ended June 30, 2014 and 2013, amounts reclassified from accumulated other comprehensive income (loss) into investment income in the Company's Statements of Operations were related to realized gains and losses on sales of marketable securities.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

6. Fair Value Measurements
The Company’s assets that are measured at fair value on a recurring basis, at June 30, 2014 and December 31, 2013, consist of the following:

		Fair Value Measurements at Reporting Date Using
At June 30, 2014	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Available-for-sale marketable securities:
U.S. government and government agency obligations	$52,168	—	$52,168
Corporate bonds	647,792	—	647,792
Municipal bonds	46,526	—	46,526
International government agency obligations	6,210	—	6,210
Certificates of deposit	7,922	—	7,922
Equity securities	6,974	$6,974	—
	$767,592	$6,974	$760,618

At December 31, 2013
Available-for-sale marketable securities:
U.S. government and government agency obligations	$107,521	—	$107,521
Corporate bonds	369,193	—	369,193
Commercial paper	23,944	—	23,944
Municipal bonds	36,921	—	36,921
International government agency obligations	2,008	—	2,008
Certificates of deposit	7,514	—	7,514
Equity securities	1,166	$1,166	—
	$548,267	$1,166	$547,101
Marketable securities included in Level 2 were valued using a market approach utilizing prices and other relevant information, such as interest rates, yield curves, prepayment speeds, loss severities, credit risks, and default rates, generated by market transactions involving identical or comparable assets. The Company considers market liquidity in determining the fair value for these securities. The Company did not record any charges for other-than-temporary impairment of its Level 2 marketable securities during the three and six months ended June 30, 2014 and 2013.
There were no purchases, sales, or maturities of Level 3 marketable securities and no unrealized gains or losses related to Level 3 marketable securities for the three and six months ended June 30, 2014 and 2013. There were no transfers of marketable securities between Levels 1, 2, or 3 classifications during the three and six months ended June 30, 2014 and 2013.
As of June 30, 2014 and December 31, 2013, the Company had $338.9 million and $400.0 million, respectively, in aggregate principal amount of 1.875% convertible senior notes (the "Notes") that will mature on October 1, 2016 unless earlier converted or repurchased. As described in Note 9, a portion of the Notes was surrendered for conversion during the second quarter of 2014. The fair value of the outstanding Notes was estimated to be $1,090.8 million and $1,327.2 million as of June 30, 2014 and December 31, 2013, respectively, and was determined based on Level 2 inputs, such as market and observable sources.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

7. Inventories
Inventories consist of the following:

	June 30,	December 31,
	2014	2013
Raw materials	$10,220	$9,120
Work-in-process	60,110	35,868
Finished goods	12,215	14,352
Deferred costs	27,352	11,014
	$109,897	$70,354
Deferred costs represent the costs of product manufactured and shipped to the Company's collaborators for which recognition of revenue has been deferred. For the three months ended June 30, 2014 and 2013, cost of goods sold included inventory write-downs and reserves totaling $0.8 million and $1.7 million, respectively. For the six months ended June 30, 2014 and 2013, cost of goods sold included inventory write-downs and reserves totaling $1.9 million and $4.9 million, respectively.
8. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

	June 30,	December 31,
	2014	2013
Accounts payable	$47,231	$61,936
Accrued payroll and related costs	51,786	69,429
Accrued clinical trial expense	35,498	23,654
Accrued sales-related charges, deductions, and royalties	100,333	66,855
Other accrued expenses and liabilities	48,537	29,022
	$283,385	$250,896
9. Convertible Debt
In the second quarter of 2014, $61.1 million principal amount of the Company's $400.0 million aggregate principal amount of Notes were surrendered for conversion. In accordance with the terms of the Notes, the Company elected to settle these conversion obligations through a combination of cash, in an amount equal to the principal amount of the converted Notes, and shares of the Company's Common Stock in respect of any amounts due in excess thereof. Consequently, upon settlement of the Notes during the second quarter of 2014, the Company (i) paid $61.1 million in cash, (ii) issued 521,876 shares of Common Stock, (iii) recognized a $10.8 million loss on the debt extinguishment, and (iv) allocated $156.7 million of the settlement consideration provided to the Note holders to the reacquisition of the equity component of the Notes, and recognized such amount as a reduction of stockholder's equity.
In connection with the initial offering of the Notes in October 2011, the Company entered into convertible note hedge and warrant transactions with multiple counterparties, which were recorded to additional paid-in capital. As a result of the Note conversions in the second quarter of 2014, the Company exercised a proportionate amount of its convertible note hedges, for which the Company received 521,876 shares of Common Stock, which was equivalent to the number of shares the Company was required to issue to settle the non-cash portion of the related Note conversions. The shares received were recorded as Treasury Stock, at cost, in the Company's Balance Sheet and Statement of Stockholders' Equity.
Also during the second quarter of 2014, the Company entered into agreements to reduce the number of warrants held by each of the warrant holders in proportion to the amount of Notes converted. Pursuant to the agreements, the Company paid an aggregate

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

amount of $143.0 million to the warrant holders to reduce the maximum number of shares of Common Stock issuable upon exercise of the warrants from 4,760,840 to 4,033,324 (subject to adjustment from time to time as provided in the applicable warrant agreements). The remaining warrants expire, and will be exercisable, at various dates during 2017.
10. Income Taxes
The Company is subject to U.S. federal, state, and foreign income taxes. The Company recorded an income tax provision in its Statement of Operations of $110.4 million and $60.3 million for the three months ended June 30, 2014 and 2013, respectively, and $220.2 million and $103.3 million for the six months ended June 30, 2014 and 2013, respectively. The Company's effective tax rate was 54.3% and 40.8% for the three months ended June 30, 2014 and 2013, respectively, and 58.2% and 35.7% for the six months ended June 30, 2014 and 2013, respectively. The Company's effective tax rate for the three and six months ended June 30, 2014 was negatively impacted by losses incurred in foreign jurisdictions with rates lower than the federal statutory rate and expiration at the end of 2013 of the federal tax credit for increased research activities. In addition, the Company's effective tax rate for the six months ended June 30, 2014 was negatively impacted by New York State tax legislation enacted in the first quarter of 2014. This tax legislation reduced the New York State income tax rate to zero percent for "qualified manufacturers", including Regeneron, effective in 2014; however, it also resulted in the Company reducing its related deferred tax assets as a discrete item in the first quarter of 2014. As a result, this tax legislation caused a net increase in the Company's effective tax rate by 3.9% for the six months ended June 30, 2014.
The Company's effective tax rate for the six months ended June 30, 2013 included, as a discrete item in the first quarter of 2013, the favorable impact of the enactment of The American Taxpayer Relief Act in January 2013. The American Taxpayer Relief Act included a provision to extend the income tax credit for increased research activities retroactively to the tax year ended December 31, 2012, as well as for 2013. As a result, the Company's 2012 research tax credit reduced its effective tax rate for the six months ended June 30, 2013 by 6.0%.
The Company also recorded an income tax provision in its Statement of Comprehensive Income of $1.4 million for both the three and six months ended June 30, 2014 in connection with the Company’s unrealized gain on “available-for-sale” marketable securities. For both the three and six months ended June 30, 2013, no such income tax provision or benefit was required in connection with the Company’s unrealized losses on “available-for-sale” marketable securities.
Tax years subsequent to 2009 remain open to examination by federal tax authorities. The Company's 2011 federal income tax return is currently under audit by the Internal Revenue Service. During the second quarter of 2014, New York State tax authorities finalized their audit of the Company's 2009, 2010, and 2011 business corporation franchise tax returns with no adjustments.
11. Statement of Cash Flows
Supplemental disclosure of non-cash investing and financing activities:
Included in accounts payable and accrued expenses at June 30, 2014 and December 31, 2013 were $35.1 million and $16.1 million, respectively, of accrued capital expenditures. Included in accounts payable and accrued expenses at June 30, 2013 and December 31, 2012 were $8.1 million and $8.6 million, respectively, of accrued capital expenditures.
Pursuant to the application of authoritative guidance issued by the Financial Accounting Standards Board ("FASB") to the Company's lease of office and laboratory facilities in Tarrytown, New York, the Company recognized a facility lease obligation of $50.6 million and $4.7 million during the six months ended June 30, 2014 and 2013, respectively, in connection with capitalizing, on the Company's books, the landlord's costs of constructing new facilities that the Company has leased.
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
13. Recently Issued Accounting Standards
In May 2014, the FASB issued a new standard related to revenue recognition, Revenue from Contracts with Customers, which will replace existing revenue recognition guidance. The new standard requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. To achieve that core principle, an entity must identify the contract(s) with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when (or as) the entity satisfies the performance obligation. The new standard will be effective for annual and interim reporting periods beginning after December 15, 2016, and early adoption is not permitted. The standard allows for two transition methods - retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial adoption. The Company has not yet determined its method of transition and is evaluating the impact that this guidance will have on the Company's financial statements.

14. Subsequent Events
In July 2014, in connection with the Company’s antibody collaboration with Sanofi (see Note 3), the Company purchased an FDA priority review voucher from a third party for $67.5 million. The Company and Sanofi will equally share the priority review voucher's purchase price.

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
Our total revenues were $665.7 million in the second quarter and $1,291.4 million in the first half of 2014, compared to $457.6 million in the second quarter and $897.3 million in the first half of 2013. Our net income was $92.7 million, or $0.82 per diluted share, in the second quarter and $158.2 million, or $1.40 per diluted share, in the first half of 2014, compared to net income of $87.4 million, or $0.79 per diluted share, in the second quarter and $186.3 million, or $1.69 per diluted share, in the first half of 2013. Refer to the "Results of Operations" section below for further details of our financial results.
We currently have three marketed products:

•
EYLEA (aflibercept) Injection, known in the scientific literature as VEGF Trap-Eye, which is available in the United States, European Union (EU), Japan, and certain other countries outside the United States for the treatment of neovascular age-related macular degeneration (wet AMD) and macular edema following central retinal vein occlusion (CRVO). In July 2014, the U.S. Food and Drug Administration (FDA) approved EYLEA for the treatment of diabetic macular edema (DME). We are collaborating with Bayer HealthCare on the global development and commercialization of EYLEA outside the United States. Regulatory applications have been submitted for EYLEA in Europe for the treatment of DME and in the United States and Europe for the treatment of macular edema following branch retinal vein occlusion (BRVO). Regulatory submissions have also been made for DME and myopic choroidal neovascularization (mCNV) in Japan.

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

We have 16 product candidates in clinical development, all of which were discovered in our research laboratories. These consist of two Trap-based clinical programs and 14 fully human monoclonal antibody product candidates, as summarized below:

Trap-based Clinical Programs
EYLEA
In Phase 3 clinical development for the treatment of DME, macular edema following BRVO, and mCNV, in collaboration with Bayer HealthCare. As described below, EYLEA is also being studied in combination with an antibody to Platelet Derived Growth Factor Receptor Beta (PDGFR-beta).

ZALTRAP
In Phase 3 clinical development in metastatic colorectal cancer in the Asia-Pacific region.
Antibody-based Clinical Programs
In Collaboration with Sanofi	Developing Independently
Sarilumab (REGN88)	REGN1400
Antibody to the interleukin-6 receptor (IL-6R). In clinical development in rheumatoid arthritis (Phase 3) and non-infectious uveitis (Phase 2).	Antibody to ErbB3. In Phase 1 clinical development in oncology.
Alirocumab (REGN727)	REGN1154
Antibody to Proprotein Convertase Subtilisin/Kexin type 9 (PCSK9). In Phase 3 clinical development for low-density lipoprotein (LDL) cholesterol reduction.	Antibody in Phase 1 clinical development against an undisclosed target.
Dupilumab (REGN668)	REGN1500
Antibody to the interleukin-4 receptor (IL-4R) alpha subunit. In clinical development in atopic dermatitis (Phase 2b), asthma (Phase 2b), and nasal polyposis (Phase 2).	Antibody in Phase 1 clinical development against an undisclosed target.
Nesvacumab (REGN910)	REGN1193
Antibody to angiopoietin-2 (Ang2), a novel angiogenesis target. In Phase 1 clinical development in oncology. Currently on partial clinical hold by the FDA for systemic use in oncology.	Antibody in Phase 1 clinical development against an undisclosed target.
REGN1033	REGN1908-1909
Antibody to myostatin (GDF8). In Phase 2 clinical development in skeletal muscle disorders.	Antibody combination in Phase 1 clinical development against an undisclosed target.
REGN2222	Fasinumab (REGN475)
Antibody in Phase 1 clinical development against an undisclosed target.	Antibody to Nerve Growth Factor (NGF). In development for the treatment of pain; currently on partial clinical hold by the FDA.
Enoticumab (REGN421)
Antibody to Delta-like ligand-4 (Dll4), a novel angiogenesis target. In Phase 1 clinical development in oncology.
In Collaboration with Bayer HealthCare
REGN2176-3
Combination product comprised of an antibody to PDGFR-beta co-formulated with EYLEA for use in ophthalmology. In Phase 1 clinical development for the treatment of wet AMD.

Development of REGN2009, which was an antibody in Phase 1 clinical development against an undisclosed target, was discontinued in the second quarter of 2014.
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
In early 2014, we launched a new human genetics initiative via a wholly owned subsidiary, Regeneron Genetics Center LLC (RGC). RGC performs sequencing and genotyping to generate de-identified genomic data. The objective of RGC is to expand the use of human genetics for discovering and validating genetic factors that cause or influence a range of diseases where there are major unmet medical needs, with the prospect of improving the drug discovery and development process. RGC intends to pursue both large population-based efforts as well as family-based approaches.
Marketed Products
EYLEA (aflibercept) Injection
Net product sales of EYLEA in the United States were $414.8 million in the second quarter and $773.8 million in the first half of 2014, compared to $329.8 million in the second quarter and $643.7 million in the first half of 2013. Bayer HealthCare records revenue from sales of EYLEA outside the United States, which were $246.8 million in the second quarter and $464.9 million in the first half of 2014, compared to $101.5 million in the second quarter and $163.5 million in the first half of 2013.
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
In August 2013, we and Bayer HealthCare announced positive week 52 results from the Phase 3 VISTA-DME and VIVID-DME trials of EYLEA for the treatment of DME, as described below under "Trap-based and Late-Stage Antibody-based Clinical Programs: EYLEA - Ophthalmologic Diseases." Based on the positive results of these studies, we submitted a supplemental Biologics License Application (BLA) for U.S. regulatory approval of EYLEA in DME in the fourth quarter of 2013, and the FDA approved EYLEA for the treatment of DME in July 2014. Applications for marketing approval for the treatment of DME in the EU and Japan have also been submitted by Bayer HealthCare. In addition, in February and July 2014, we and Bayer HealthCare announced positive week 100 results from the Phase 3 VISTA-DME and Phase 3 VIVID-DME trials, respectively, as described below under "Trap-based Clinical Programs: EYLEA - Ophthalmologic Diseases." In June 2014, EYLEA was recommended for approval by the European Committee for Medicinal Products for Human Use (CHMP) for the treatment of DME; the decision of the European Commission is expected in the second half of 2014.
In October 2013, we announced positive week 24 results from the Phase 3 VIBRANT trial of EYLEA for the treatment of macular edema following BRVO, as described below under "Trap-based Clinical Programs: EYLEA - Ophthalmologic Diseases." Based on the positive results of this study, a supplemental BLA for U.S. regulatory approval of EYLEA in macular edema following BRVO was submitted, and the target date for an FDA decision on the supplemental BLA is October 23, 2014. In addition, Bayer HealthCare has submitted an application to the European Medicines Agency (EMA) seeking marketing authorization in the EU for EYLEA for the treatment of macular edema following BRVO.
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

ZALTRAP (ziv-aflibercept) Injection for Intravenous Infusion
We and Sanofi globally collaborate on the development and commercialization of ZALTRAP, and share profits and losses from commercialization of ZALTRAP, except for Japan, where we are entitled to receive a percentage of the sales of ZALTRAP. ZALTRAP net product sales, which are recorded by Sanofi, commenced in the United States in August 2012 and in Europe in the first quarter of 2013, and were $21.2 million in the second quarter and $42.8 million in the first half of 2014, compared to $18.6 million in the second quarter and $32.7 million in the first half of 2013. Regulatory applications for marketing authorization of ZALTRAP for the treatment of previously treated mCRC patients in other countries have also been submitted and are currently under review by the respective regulatory agencies.
ARCALYST (rilonacept) Injection for Subcutaneous Use
ARCALYST (rilonacept) Injection for Subcutaneous Use is available in the United States for the treatment of CAPS in adults and children 12 years and older. CAPS are a group of rare, inherited, auto-inflammatory conditions characterized by life-long, recurrent symptoms of rash, fever/chills, joint pain, eye redness/pain, and fatigue. Intermittent, disruptive exacerbations or flares can be triggered at any time by exposure to cooling temperatures, stress, exercise, or other unknown stimuli. Net product sales of ARCALYST totaled $3.2 million in the second quarter and $6.6 million in the first half of 2014, compared to $4.1 million in the second quarter and $8.9 million in the first half of 2013.
Trap-based Clinical Programs
EYLEA - Ophthalmologic Diseases
Overview
Vascular Endothelial Growth Factor (VEGF) is a naturally occurring protein in the body. Its normal role in a healthy organism is to trigger formation of new blood vessels (angiogenesis) supporting the growth of the body's tissues and organs. However, in certain diseases, such as wet AMD, it is also associated with the growth of abnormal new blood vessels in the eye, which exhibit abnormal increased permeability that leads to edema. Scarring and loss of fine-resolution central vision often results. CRVO is caused by obstruction of the central retinal vein that leads to a back-up of blood and fluid in the retina. Release of VEGF contributes to increased vascular permeability in the eye and macular edema. In BRVO, a blockage occurs in the blood vessels branching from the main vein draining the retina, resulting in the release of VEGF and consequent retinal edema. For centrally involved DME, VEGF-mediated leakage of fluid from blood vessels in the eye results in interference with vision.
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
Wet AMD
Phase 3 SIGHT Trial. In the fourth quarter of 2011, we and Bayer HealthCare initiated a Phase 3 trial in China evaluating the efficacy and safety of EYLEA in wet AMD (SIGHT). In the trial, EYLEA 2 milligrams (mg) dosed every two months achieved the primary endpoint of a significantly greater improvement in best-corrected visual acuity (BCVA) from baseline compared to photodynamic therapy (PDT) at 28 weeks (14 letters for EYLEA vs. 3.9 letters for PDT, p<0.0001). The safety results were consistent with results from prior studies in wet AMD.
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

In August 2013, we and Bayer HealthCare announced that in the Phase 3 VISTA-DME and VIVID-DME trials of EYLEA for the treatment of DME, EYLEA 2 mg dosed monthly and EYLEA 2 mg dosed every two months (after 5 initial monthly injections) achieved the primary endpoint of a significantly greater improvement in BCVA from baseline compared to laser photocoagulation at 52 weeks. Both EYLEA treatment arms demonstrated similar improvements in BCVA. Based on the positive results of these studies, during the fourth quarter of 2013, we submitted a supplemental BLA for U.S. regulatory approval of EYLEA in DME and in July 2014, the FDA approved EYLEA for the treatment of DME. Bayer HealthCare also submitted applications for marketing approval for the treatment of DME in the EU in the fourth quarter of 2013 and Japan in the first quarter of 2014. In June 2014, EYLEA was recommended for approval by the CHMP for the treatment of DME.
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
In the VISTA-DME trial, EYLEA was generally well tolerated with a similar overall incidence of adverse events (AEs), ocular serious AEs, and non-ocular serious AEs across the treatment groups and the laser control group. The most frequent ocular treatment emergent AEs (TEAEs) observed included conjunctival hemorrhage, eye pain, and vitreous floaters. The most frequent non-ocular TEAEs included hypertension, nasopharyngitis, anemia, and urinary tract infection, which occurred with similar frequency in the treatment groups and the laser control group. Arterial thromboembolic events as defined by the Anti-Platelet Trialists' Collaboration (non-fatal stroke, non-fatal myocardial infarction, and vascular death) were similar across the treatment groups and the laser control group with events occurring in 13 out of 155 patients in the EYLEA 2 mg dosed monthly group, 11 out of 152 patients in the EYLEA 2 mg dosed every two months group, and 9 out of 154 patients in the laser treatment group. Eight out of 155 patients died in the EYLEA 2 mg dosed monthly group, 4 out of 152 patients in the EYLEA 2 mg dosed every two months group, and 3 out of 154 patients in the laser treatment group.
In July 2014, we announced that in the Phase 3 VIVID-DME trial, EYLEA 2 mg dosed monthly and EYLEA 2 mg dosed every two months (after 5 initial monthly injections) showed a sustained improvement from baseline in BCVA at week 100 (2 years), compared to laser photocoagulation. After two years, patients receiving EYLEA 2 mg monthly had a mean change from baseline in BCVA of 11.4 letters and patients receiving EYLEA 2 mg every two months had a mean change from baseline in BCVA of 9.4 letters, compared to patients receiving laser photocoagulation who had a mean change from baseline in BCVA of 0.7 letters. Additionally, 31.1% of patients receiving EYLEA every two months achieved an increase of greater than or equal to 15 letters, or approximately 3 lines of vision, from baseline (P = 0.0001), and 38.2% receiving EYLEA every month achieved an increase of greater than or equal to 15 letters from baseline (P less than 0.0001 vs. laser), compared with 12.1% of patients in the laser control arm achieving similar vision gains.
In the VIVID-DME trial, EYLEA had a similar overall incidence of AEs, ocular serious AEs, and non-ocular serious AEs across the EYLEA treatment groups and the laser control group. The most frequent ocular AEs observed in the VIVID-DME trial included conjunctival hemorrhage, cataract, and increased intraocular pressure. The most frequent non-ocular AEs included nasopharyngitis and hypertension. Arterial thromboembolic events as defined by the Anti-Platelet Trialists' Collaboration (non-fatal stroke, non-fatal myocardial infarction, and vascular death) were similar across the treatment groups and the laser control group. Four out of 136 patients died in the EYLEA 2 mg dosed monthly group, 6 out of 135 patients in the EYLEA 2 mg dosed every two months group, and 1 out of 133 patients in the laser treatment group.
Full two-year data from the VIVID-DME trial will be presented at upcoming medical conferences. Both the VIVID-DME and VISTA-DME trials will continue as planned up to 148 weeks.
Phase 3 VIVID-Japan and VIVID EAST-DME Studies. An additional Phase 3 safety study in Japan (VIVID-Japan) was initiated in the first quarter of 2012 and is required for approval in Japan. In the first quarter of 2014, Bayer HealthCare reported positive results from the VIVID-Japan study, which did not change the overall safety profile for EYLEA in DME, and submitted an application for marketing authorization of EYLEA for the treatment of DME in Japan. In February 2013, we and Bayer HealthCare also initiated another Phase 3 study to evaluate the efficacy and safety of EYLEA in DME in Russia, China, and other Asian countries (VIVID EAST-DME). This trial is fully enrolled.
Macular Edema Following BRVO
Phase 3 VIBRANT Study. In October 2013, we reported positive top-line results from the VIBRANT trial. The study achieved its primary endpoint of a statistically significant difference for EYLEA dose 2 mg monthly versus laser in proportion of patients who gained at least 15 letters of visual acuity at 24 weeks versus baseline. The incidence of serious AEs was similar in both study arms. The most common ocular AEs in the EYLEA treated patients were conjunctival hemorrhage and eye pain. There were no cases of intraocular inflammation. There was one ocular SAE in a patient in the EYLEA group, which was a traumatic cataract. Based on the positive results of the VIBRANT study, a supplemental BLA for U.S. regulatory approval of EYLEA in BRVO was submitted; the target date for an FDA decision on the supplemental BLA is October 23, 2014.
In January 2014, Bayer HealthCare exercised its right to opt-in to the global development and commercialization of EYLEA outside the United States for the treatment of macular edema following BRVO as described below under "Collaborations with Bayer HealthCare - EYLEA outside the United States." Bayer HealthCare has also submitted an application to the EMA seeking marketing authorization in the EU for EYLEA for the treatment of macular edema following BRVO.
Other
Phase 3 MYRROR Study. In June 2013, we and Bayer HealthCare announced positive top-line results for EYLEA from the Phase 3 MYRROR study in mCNV. In this trial, patients receiving EYLEA at an initial dose of 2 mg, followed by treatment on an as-needed (PRN) basis, achieved a statistically significant mean improvement in BCVA from baseline to week 24 versus the sham control. The most common AEs observed in the MYRROR trial that occurred with a frequency of 2% or more were conjunctival hemorrhage, dry eye, eye pain, headache, and nasopharyngitis. Bayer HealthCare submitted an application for regulatory approval for this indication in Japan in the fourth quarter of 2013.
ZALTRAP (ziv-aflibercept) - Oncology
ZALTRAP is a fusion protein that is designed to bind all forms of VEGF-A, VEGF-B, and PlGF, and prevent their interaction with cell surface receptors. VEGF-A (and to a lesser degree, PlGF) is required for angiogenesis that is needed for tumors to grow. ZALTRAP is in Phase 3 clinical development in metastatic colorectal cancer in the Asia-Pacific region.
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
In June 2014, efficacy and safety data from the SARIL-RA-MOBILITY study was presented at the annual meeting of The European League Against Rheumatism (EULAR).
Additional Phase 3 Studies. We and Sanofi have also initiated additional Phase 3 studies, SARIL-RA-TARGET, SARIL-RA-COMPARE, and SARIL-RA-ASCERTAIN. The broad SARIL-RA clinical development program is focused on adult populations with moderate-to-severe RA who are inadequate responders to either MTX or tumor necrosis factor alpha (TNF-alpha) inhibitor therapy. SARIL-RA-TARGET is a randomized, double-blind, placebo-controlled study evaluating sarilumab in combination with non-biologic, disease-modifying anti-rheumatic drugs (DMARDS) in moderate-to-severe active RA patients with inadequate responses to, or who are intolerant of, one or more TNF-alpha inhibitors. The SARIL-RA-COMPARE study is evaluating the safety and efficacy of sarilumab plus MTX compared to etanercept (a TNF-alpha inhibitor) plus MTX in adult patients with moderate-to-severe RA who demonstrate an inadequate response to adalimumab as their first TNF-alpha inhibitor therapy. The SARIL-RA-ASCERTAIN study is a safety study evaluating the safety and tolerability of sarilumab versus a calibrator, tocilizumab, both in combination with MTX, in patients with RA who are inadequate responders to, or intolerant of, TNF-alpha inhibitors.

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
In the first quarter of 2014, the first Phase 2 study with alirocumab in Japanese patients met its primary endpoint. The results demonstrated that the mean LDL-C percentage reduction from baseline to week 12, the primary efficacy endpoint of the study, was significantly greater in patients randomized to receive one of three doses of alirocumab administered every other week (Q2W) - 150 mg, 75 mg, and 50 mg, in combination with statin therapy, compared to patients receiving placebo. At week 12, the mean percentage reduction in LDL-C from baseline in patients receiving alirocumab 50 mg Q2W was 55%, alirocumab 75 mg Q2W was 62% and alirocumab 150 mg Q2W was 72%, compared to 3% in the placebo group. TEAEs in this study were reported by 52% of patients in the alirocumab 50 mg group, 48% of patients in the 75 mg group, and 64% of patients in the 150 mg group, compared to 32% in the placebo group. The most frequently reported TEAEs were nasopharyngitis, injection site reaction, back pain, cystitis and ligament sprain.
Phase 3 ODYSSEY Program. We and Sanofi initiated the global Phase 3 ODYSSEY program for alirocumab in the second quarter of 2012. The ODYSSEY program is expected to enroll more than 23,500 patients. This includes eleven clinical trials evaluating the effect of alirocumab, dosed every two weeks, on lowering LDL cholesterol. In addition, the 18,000 patient ODYSSEY OUTCOMES trial, assessing reduction in serious cardiovascular events, is currently enrolling patients, while the other trials exploring every two week dosing in the ODYSSEY program are fully enrolled. LDL cholesterol reduction is expected to be the primary efficacy endpoint for initial regulatory filings. Additionally, the ODYSSEY program includes two trials of alirocumab dosed every four weeks, ODYSSEY CHOICE I, which was initiated in the fourth quarter of 2013, and ODYSSEY CHOICE II, which was initiated in the first quarter of 2014; both of these trials are fully enrolled. Patients in the ODYSSEY CHOICE I trial receive alirocumab 300 mg in combination with statins each month and patients in the CHOICE II trial receive alirocumab 150 mg monotherapy and in combination with non-statin lipid lowering therapy each month. The ODYSSEY studies are being conducted in clinical centers around the world including North America, Western and Eastern Europe, South America, Australia, and Asia.
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

In July 2014, we and Sanofi reported positive, top-line results from nine Phase 3 ODYSSEY studies. All nine studies (ODYSSEY LONG TERM, FH I, FH II, HIGH FH, COMBO I, COMBO II, OPTIONS I, OPTIONS II and ALTERNATIVE), met their primary efficacy endpoint of a greater percent reduction from baseline in LDL-C at 24 weeks compared to placebo or active comparator. In all nine studies, the mean percent reduction in LDL-C from baseline at 24 weeks in alirocumab-treated patients was consistent with results seen in previous alirocumab trials. All patients received alirocumab in addition to standard-of care lipid-lowering therapy, with the exception of some patients in ODYSSEY ALTERNATIVE. All trials included patients with LDL-C not at goal with or without a documented history of cardiovascular disease (CVD). The trials evaluated two distinct dosing regimens: 150 mg every two weeks or 75 mg every two weeks increasing to 150 mg if needed to reach protocol-specified LDL-C targets. A majority of patients in these trials were able to reach their LDL-C goals while remaining on the 75 mg dose. The 75 mg and the 150 mg dose was delivered with a single, self-administered one-milliliter (mL) injection.
The 2,341-patient ongoing ODYSSEY LONG TERM trial evaluated the long-term safety and efficacy of alirocumab compared to placebo. Both treatment groups received statins and some patients also received additional lipid-lowering therapies. The trial met its primary efficacy endpoint at 24 weeks. A pre-specified interim safety analysis was performed when all patients reached one year and approximately 25% of patients reached 18 months of treatment. A lower rate of adjudicated major cardiovascular events (cardiac death, myocardial infarction, stroke, and unstable angina requiring hospitalization) was observed in the alirocumab arm compared to placebo in a post-hoc analysis (p-value of less than 0.05). The potential of alirocumab to demonstrate cardiovascular benefit is being prospectively assessed in the ongoing 18,000-patient ODYSSEY OUTCOMES trial.
The ODYSSEY ALTERNATIVE trial evaluated patients with a history of intolerance to two or more statins, who were randomized to receive alirocumab, ezetimibe or atorvastatin 20 mg (a calibrator arm). This trial met its primary efficacy endpoint of a greater percent reduction from baseline in LDL-C at 24 weeks with alirocumab compared to ezetimibe. In the ALTERNATIVE trial, rates of discontinuation due to AEs were 25.4% for atorvastatin, 24.8% for ezetimibe and 18.3% for alirocumab; these differences between treatment groups were not statistically significant.
Alirocumab was generally well tolerated in the nine ODYSSEY trials. The most common AEs were nasopharyngitis and upper respiratory tract infection, which were generally balanced between treatment groups. Injection site reactions were more frequent in the alirocumab group compared to placebo. Serious AEs and deaths were generally balanced between treatment groups as were other key AEs including musculoskeletal, neurocognitive and liver-related events.
In July 2014, we and Sanofi also announced that the companies intend to use an FDA rare pediatric disease priority review voucher in connection with the planned BLA submission for alirocumab. The priority review voucher entitles the holder to designate a human drug application for priority review. The FDA's goal for reviewing a human drug application with priority review is to take action within 6 months instead of 10 months under standard review. We purchased the voucher from a third party, which had received it through the FDA’s Rare Pediatric Disease Priority Review Voucher Program. We and Sanofi will equally share the voucher’s purchase price of $67.5 million.
Dupilumab (REGN668; IL-4R Antibody) for allergic and immune conditions
Overview
IL-4R is required for signaling by the cytokines IL-4 and IL-13. Both of these cytokines are critical mediators of immune response, which, in turn, drives the formation of Immunoglobulin E (IgE) antibodies and the development of allergic responses, as well as the atopic state that underlies atopic (allergic) dermatitis, asthma, and nasal polyposis. Dupilumab is a fully human monoclonal antibody generated using our VelocImmune technology that is designed to bind to IL-4R alpha subunit and block signaling from both IL-4 and IL-13.
Atopic Dermatitis
Phase 2a Trial. Data from four Phase 1 and Phase 2 studies of dupilumab in adults with moderate-to-severe atopic dermatitis, a severe chronic form of eczema, were published in the New England Journal of Medicine in July 2014. In the Phase 2a study of 109 patients with moderate-to-severe atopic dermatitis, dupilumab 300 mg administered weekly was associated with rapid and marked sustained improvements in several endpoints such as Eczema Severe Score Index (EASI), Scoring of Atopic Dermatitis (SCORAD), Investigator’s Global Assessment Score (IGA), baseline Body Surface Area (BSA), and pruritus. After 12 weeks of treatment, patients receiving dupilumab achieved statistically superior clinical outcomes compared to patients in the placebo group in all measures of disease activity and pruritus. There were notably fewer patients with skin infections associated with dupilumab treatment (5.5%), compared with placebo (24.1%). There were no infection related serious AEs or eczema herpeticum in the dupilumab group. In the placebo group, three patients with skin infections and four patients with atopic dermatitis exacerbations required hospitalization. The most common TEAEs were nasopharyngitis, headache, and conjunctivitis.
Phase 2b Trial. In the second quarter of 2013, a Phase 2b trial in atopic dermatitis was initiated. In July 2014, we and Sanofi announced positive results from a Phase 2b dose-ranging study of dupilumab in adult patients with moderate-to-severe atopic dermatitis. All doses of dupilumab met the primary endpoint of a greater improvement in EASI scores from baseline compared to placebo. In the Phase 2b trial, all five subcutaneous doses of dupilumab showed a dose-dependent improvement in the primary endpoint, the mean percent change in EASI score from baseline to week 16. The improvements in EASI score ranged from a high of 74% for patients in the highest dose group, who received 300 mg weekly, to a low of 45% in patients who received the lowest dose of 100 mg monthly, compared to 18% for patients in the placebo group (p<0.0001 for all doses). The most common AE in the Phase 2b study was nasopharyngitis, which was balanced across dupilumab treatment groups (18.5% to 23%) compared to placebo (21%). Injection site reactions were more frequent in the dupilumab group (5% to 9.5%) compared to placebo (3%), as was headache (12% to 15%) compared to placebo (8%).
Dupilumab-treated patients showed highly statistically significant and dose-dependent improvements in additional key efficacy measures compared to placebo after 16 weeks of treatment:

•	12% to 33% of dupilumab-treated patients achieved clearing or near-clearing of skin lesions, as measured by an IGA score of 0 or 1, compared to 2% with placebo (p=0.02 to p<0.0001).

•
Dupilumab-treated patients experienced a 16.5% to 47% mean reduction in itching, as measured by the pruritus numerical-rating scale (NRS) score, compared to an increase of 5% in the placebo group (p=0.0005 to p<0.0001).

This Phase 2b double-blind, placebo-controlled, 16-week, dose-ranging study randomized 380 patients with moderate-to-severe atopic dermatitis, who could not be adequately controlled with topical medication or for whom topical treatment was not advisable. Patients were randomized to receive one of five doses of dupilumab (300 mg weekly, 300 mg every other week, 300 mg monthly, 200 mg every other week, 100 mg monthly) or placebo. Patients in the study had approximately 50% of their skin affected by atopic dermatitis at baseline. In the year preceding enrollment in the study, approximately 35% of patients received an oral corticosteroid and approximately 20% received a systemic non-steroid immunosuppressant for AD. Approximately 60% of patients had another allergic condition, including approximately 40% of patients who had a history of asthma. The follow-up period of the study is ongoing and patients will be followed for 16 weeks after treatment.
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
Phase 2b Trial. In the second quarter of 2013, a Phase 2b trial in asthma was initiated and is fully enrolled.
Nasal Polyposis
Phase 2a Study. In the third quarter of 2013, a Phase 2a trial in nasal polyposis was initiated and is fully enrolled.
Other Antibody-based Clinical Programs
Each of the antibodies in the table below was generated using our VelocImmune technology.

Program	Overview	Clinical Status
Enoticumab (REGN421; Dll4 Antibody) for advanced malignancies**
In many clinical settings, positively or negatively regulating blood vessel growth could have important therapeutic benefits, as could the repair of damaged and leaky vessels. VEGF was the first growth factor shown to be specific for blood vessels, by virtue of having its receptor primarily expressed on blood vessel cells. Enoticumab is a fully human monoclonal antibody to Dll4.

In July 2014, Sanofi elected not to continue co-development of enoticumab, and we have sole global rights.
In Phase 1 clinical development.
Nesvacumab (REGN910; Ang2 Antibody) for oncology*(on partial clinical hold)
The angiopoietins, which were discovered at Regeneron, are ligands for the endothelial cell receptor Tie2 and are essential for vascular development and angiogenesis. Unlike other family members, Ang2 is strongly upregulated by endothelial cells at sites of angiogenesis and vascular remodeling, including tumors. Enhanced anti-tumor effects have been observed in preclinical models with combined blockade of both VEGF and Ang2. Nesvacumab is a fully human monoclonal antibody that is designed to block Ang2.
In Phase 1 clinical development in oncology. Currently on partial clinical hold by the FDA for systemic use in oncology.
REGN1033 (GDF8 Antibody)*
REGN1033 is a fully human monoclonal antibody to GDF8. Myostatin has been validated as a target to increase muscle mass and strength through genetic mutations in both animals and humans that abrogate its bioactivity.
In Phase 2 clinical development.
REGN2222*	REGN 2222 is a fully human monoclonal antibody against an undisclosed target.	In the second quarter of 2014, we initiated a Phase 1 clinical study.
REGN1400 (ErbB3 Antibody) for oncology	REGN1400 is a fully human monoclonal antibody against ErbB3.	In Phase 1 clinical development.
REGN1154**	REGN1154 is a fully human monoclonal antibody against an undisclosed target.	Our Phase 1 clinical study in Australia has been completed. We are currently evaluating next steps for this program.
REGN1500**	REGN1500 is a fully human monoclonal antibody against an undisclosed target.	In Phase 1 clinical development.
REGN1193**	REGN1193 is a fully human monoclonal antibody against an undisclosed target.	In Phase 1 clinical development.
REGN1908-1909**	REGN1908-1909 is a fully human monoclonal antibody combination against an undisclosed target.	In Phase 1 clinical development.
REGN2176-3 (PDGFR-beta Antibody in combination with EYLEA) for ophthalmology***	REGN2176-3 is a combination product comprised of an antibody to PDGFR-beta co-formulated with EYLEA for use in ophthalmology.	In February 2014, we initiated a Phase 1 clinical study for the treatment of wet AMD.
Fasinumab (REGN475; NGF Antibody) for pain (on partial clinical hold)
Fasinumab is a fully human monoclonal antibody to NGF which is designed to block pain sensitization in neurons. Preclinical experiments indicate that fasinumab specifically binds to and blocks NGF activity and does not bind to or block cell signaling for the closely related neurotrophins NT-3 and BDNF.
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
Regeneron Genetics Center. In early 2014, we launched a new human genetics initiative via a wholly owned subsidiary, Regeneron Genetics Center LLC. RGC leverages de-identified clinical and molecular data from human volunteers for medically relevant associations in a blinded fashion designed to preserve patients’ privacy. The objective of RGC is to expand the use of human genetics for discovering and validating genetic factors that cause or influence a range of diseases where there are major unmet medical needs, with the prospect of improving the drug discovery and development process. RGC intends to pursue both large population-based efforts as well as family-based approaches.

Central to the work of RGC is a collaboration with the Geisinger Health System of Pennsylvania. During the initial five-year collaboration term, Geisinger plans to collect samples from more than 100,000 consented patient volunteers, while RGC will perform sequencing and genotyping to generate de-identified genomic data.
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
For each drug candidate identified through discovery research under the discovery agreement, Sanofi has the option to license rights to the candidate under the license agreement. If it elects to do so, Sanofi will co-develop the drug candidate with us through product approval. Development costs for the drug candidate are shared between the companies, with Sanofi generally funding these costs upfront, except that following receipt of the first positive Phase 3 trial results for a co-developed drug candidate, subsequent Phase 3 trial-related costs for that drug candidate are shared 80% by Sanofi and 20% by us. We are generally responsible for reimbursing Sanofi for half of the total development costs for all collaboration antibody products from our share of profits from commercialization of collaboration products to the extent they are sufficient for this purpose. However, we are not required to apply more than 10% of our share of the profits from collaboration products in any calendar quarter towards reimbursing Sanofi for these development costs.
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
In January 2014, Bayer HealthCare decided to participate in the global development and commercialization of EYLEA outside the United States for the treatment of macular edema following BRVO. In connection with this decision, Bayer HealthCare reimbursed us for a defined share of the EYLEA global development costs that we had incurred prior to February 2014 for the BRVO indication. In addition, all future agreed upon global EYLEA development expenses incurred in connection with BRVO are being shared equally, and profits or losses on sales of EYLEA outside of the United States for the treatment of macular edema following BRVO will also be shared (for countries other than Japan). As described above, we are entitled to receive a tiered percentage of EYLEA net sales in Japan.
Since inception of the agreement, we have received $110.0 million of development milestone payments and $90.0 million of sales milestone payments from Bayer HealthCare. In addition, we may earn up to $75.0 million in additional sales milestone payments if twelve-month sales of EYLEA outside the United States achieve certain specified levels.
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
Collaboration with Avalanche Biotechnologies, Inc.
In May 2014, we entered into a research collaboration and license agreement with Avalanche Biotechnologies, Inc. to discover, develop, and commercialize novel gene therapy products for the treatment of ophthalmologic diseases. In connection with the agreement, we made a $2.0 million upfront payment and a $6.0 million pre-payment of collaboration research costs, and are obligated to pay potential additional research costs, an aggregate amount of up to $80.0 million per product upon meeting certain potential development and regulatory milestones (for products directed to as many as eight therapeutic targets, or up to an aggregate of $640.0 million), and royalties on any future sales of such products. We also purchased an aggregate of $5.0 million of Avalanche preferred stock. Under the agreement, we will collaborate with Avalanche to conduct research for the discovery of novel gene therapy vectors. Subsequent to the filing of an IND with the FDA for a product candidate, we may exercise our right to obtain exclusive worldwide rights to further research, develop, and commercialize such product candidates directed to the applicable therapeutic target. In addition, Avalanche has the option to share in development costs and profits for products directed toward up to two therapeutic targets of its choice.
In July 2014, Avalanche commenced an initial public offering of its common stock and thereby triggered our obligation under the research collaboration and license agreement to purchase up to $10.0 million of Avalanche common stock in a concurrent private placement. As part of the concurrent private placement, we have agreed, subject to customary closing conditions, to purchase from Avalanche at the closing of its initial public offering 588,235 shares of Avalanche common stock for an aggregate purchase price of $10.0 million. In addition, at the closing of its initial public offering, Avalanche preferred stock, including the Avalanche preferred stock held by us, will automatically convert on a one-for-one basis into Avalanche common stock.
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
		•	Bayer HealthCare to file for China regulatory approval for the treatment of wet AMD
		•	Bayer HealthCare to file for additional ex-US regulatory approvals in DME and mCNV
•
Bayer HealthCare received regulatory approval for EYLEA in certain countries for the treatment of patients with macular edema secondary to CRVO and continued to pursue regulatory applications for marketing approval in additional countries
		•	Regulatory agency decision on application in Japan for mCNV
		•	Bayer HealthCare to file for additional ex-US regulatory approvals outside the United States for the treatment of macular edema following BRVO
•	Bayer HealthCare opted-in to the global development and commercialization outside the United States for the treatment of macular edema following BRVO	•	Regulatory agency decisions on applications in the United States and outside the United States for the treatment of macular edema following BRVO, and outside the United States for the treatment of DME
•	Reported positive two-year results from the Phase 3 VISTA-DME and VIVID-DME studies
•	Bayer HealthCare reported positive results from the VIVID-Japan study and submitted an application for marketing authorization of EYLEA for the treatment of DME in Japan
•	EYLEA was recommended for approval by the CHMP for the treatment of DME
•	Supplemental BLA accepted for regulatory approval in the United States for the treatment of macular edema following BRVO
•	Received positive week 52 results from the Phase 3 BRVO VIBRANT study
•	Reported positive results from the Phase 3 SIGHT study in wet AMD in China
•	Bayer HealthCare submitted an application to the EMA seeking marketing authorization in the EU for EYLEA for the treatment of macular edema following BRVO
•	FDA approved EYLEA for the treatment of DME
ZALTRAP
•	Sanofi received regulatory approval in additional countries for ZALTRAP for patients with mCRC that is resistant to or has progressed following an oxaliplatin-containing regimen	•	Regulatory agency decisions outside the United States on additional applications for ZALTRAP in the treatment of previously treated mCRC patients

 Antibody-based Clinical Programs:

		2014 Events to Date		2014-2015 Plans (next 12 months)
Sarilumab (IL-6R Antibody)	•	Obtained positive results from Phase 1b RA trial in Japan	•	Continue enrollment in Phase 3 SARIL-RA program
	•	Positive results from Phase 3 SARIL-RA-MOBILITY trial were presented at EULAR 2014 conference	•	Continue patient enrollment in SARIL-NIU-SATURN Phase 2 study in non-infectious uveitis
			•	Report results from additional Phase 3 trials
			•	Initiate additional clinical studies
Alirocumab (PCSK9 Antibody)	•	Initiated Phase 3 ODYSSEY CHOICE II trial	•	Continue enrollment of Phase 3 ODYSSEY OUTCOMES trial
	•	Completed patient enrollment in the ODYSSEY CHOICE I and CHOICE II trials	•	Report results from additional Phase 3 ODYSSEY trials
	•	Initiated Phase 3 program in Japan	•	File for regulatory approvals in the U.S. and EU
	•	Reported positive topline results from nine Phase 3 ODYSSEY studies
Dupilumab (IL-4R Antibody)	•	Reported positive Phase 2a data in atopic dermatitis	•	Initiate Phase 3 trial in atopic dermatitis
	•	Reported positive results from Phase 2b study in atopic dermatitis	•	Report results from Phase 2 trials in asthma and nasal polyposis
	•	Completed patient enrollment of Phase 2b asthma study
	•	Completed patient enrollment of Phase 2a nasal polyposis study
Enoticumab (Dll4 Antibody)	•	Completed patient enrollment of Phase 1 expansion study
Nesvacumab (Ang2 Antibody)	•	On partial clinical hold by the FDA for systemic use in oncology
REGN1033 (GDF8 Antibody)	•	Continued patient enrollment in Phase 1 and Phase 2a studies	•	Complete patient enrollment in Phase 1 and Phase 2a programs
REGN2009 (target not disclosed)	•	Development discontinued
REGN2222 (target not disclosed)	•	Initiated Phase 1 program	•	Continue patient enrollment in Phase 1 program
REGN1400 (ErbB3 Antibody)	•	Continued patient enrollment in Phase 1 program	•	Continue patient enrollment in Phase 1 program
REGN1154 (target not disclosed)			•	Determine future development plan
REGN1500 (target not disclosed)	•	Continued patient enrollment in Phase 1 program	•	Complete patient enrollment in Phase 1 program
REGN1193 (target not disclosed)	•	Continued patient enrollment in Phase 1 program	•	Continue patient enrollment in Phase 1 program
REGN1908-1909 (target not disclosed)	•	Completed patient enrollment of First in Human study	•	Initiate Phase 1b trial
REGN2176-3 (PDGFR-beta Antibody in combination with EYLEA)	•	Initiated Phase 1 program	•	Complete Phase 1 study
	•	Completed patient enrollment of Phase 1 study
Fasinumab (NGF Antibody)	•	On partial clinical hold by the FDA	•	Determine future development plan

Results of Operations
Three Months Ended June 30, 2014 and 2013
Net Income
Net income for the three months ended June 30, 2014 and 2013 consists of the following:

(In millions)	2014	2013
Revenues	$665.7	$457.6
Operating expenses	(443.3)	(299.5)
Other expenses	(19.3)	(10.4)
Income before income taxes	203.1	147.7
Income tax expense	(110.4)	(60.3)
Net income	$92.7	$87.4
Revenues
Revenues for the three months ended June 30, 2014 and 2013 consist of the following:

(In millions)	2014	2013
Net product sales	$418.0	$333.9
Collaboration revenue:
Sanofi	142.6	85.5
Bayer HealthCare	97.3	31.1
Total collaboration revenue	239.9	116.6
Technology licensing and other revenue	7.8	7.1
Total revenues	$665.7	$457.6
Net Product Sales
Net product sales consist of U.S. sales of EYLEA and ARCALYST. In November 2011, we received marketing approval from the FDA for EYLEA for the treatment of wet AMD, at which time EYLEA product sales commenced. In addition, in September 2012, we received marketing approval from the FDA for EYLEA for the treatment of macular edema following CRVO. For the three months ended June 30, 2014, EYLEA net product sales increased to $414.8 million from $329.8 million for the three months ended June 30, 2013 due to higher sales volume. For the three months ended June 30, 2014 and 2013, we also recognized ARCALYST net product sales of $3.2 million and $4.1 million, respectively.
For the three months ended June 30, 2014 and 2013, we recorded 73% and 76%, respectively, of our total gross product revenue from sales to Besse Medical, a subsidiary of AmerisourceBergen Corporation.

Revenue from product sales is recorded net of applicable provisions for rebates and chargebacks under governmental programs (including Medicaid), distribution-related fees, prompt pay discounts, and other sales-related deductions. The following table summarizes the provisions, and credits/payments, for sales-related deductions for the three months ended June 30, 2014 and 2013.

(In millions)	Rebates & Chargebacks	Distribution- Related Fees	Other Sales- Related Deductions	Total
Balance as of March 31, 2014	$4.6	$20.3	$0.5	$25.4
Provision related to current period sales	7.9	19.3	0.4	27.6
Credits/payments	(8.4)	(19.2)	(0.4)	(28.0)
Balance as of June 30, 2014	$4.1	$20.4	$0.5	$25.0

Balance as of March 31, 2013	$3.7	$17.7	$0.5	$21.9
Provision related to current period sales	5.6	15.5	0.3	21.4
Credits/payments	(5.2)	(14.7)	(0.3)	(20.2)
Balance as of June 30, 2013	$4.1	$18.5	$0.5	$23.1
Sanofi Collaboration Revenue
The collaboration revenue we earned from Sanofi, as detailed below, consisted primarily of reimbursement for research and development expenses that we incurred in connection with the companies' antibody collaboration. In addition, Sanofi collaboration revenue for the three months ended June 30, 2013 was reduced by two $10.0 million up-front payments to Sanofi in connection with our acquisition from Sanofi of full exclusive rights to two families of novel antibodies, as described below.

Sanofi Collaboration Revenue	Three months ended June 30,
(In millions)	2014	2013
ZALTRAP:
Regeneron's share of losses in connection with commercialization of ZALTRAP	$(0.7)	$(8.2)
Reimbursement of Regeneron research and development expenses	1.3	2.0
Other	1.5	2.2
Total ZALTRAP	2.1	(4.0)
Antibody:
Reimbursement of Regeneron research and development expenses	137.9	105.3
Regeneron's share of commercialization expenses	(4.3)	—
Up-front payments to Sanofi for acquisition of rights related to two antibodies	—	(20.0)
Other	6.9	4.2
Total Antibody	140.5	89.5
Total Sanofi collaboration revenue	$142.6	$85.5

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

Regeneron's share of losses in connection with commercialization of ZALTRAP	Three months ended June 30,
(In millions)	2014	2013
Net product sales recorded by Sanofi	$21.2	$18.6
Regeneron's share of collaboration losses	(0.7)	(8.2)
Our share of the loss in the second quarter of 2014 and 2013 represents our share of the costs of launching and commercializing ZALTRAP, partly offset by net product sales. Sanofi provides us with an estimate of our share of the profit or loss from commercialization of ZALTRAP for the most recent fiscal quarter; these estimates are reconciled to actual results in the subsequent fiscal quarter, and our portion of the profit or loss is adjusted accordingly, as necessary.
In the second quarter of 2014, Sanofi's reimbursement of our antibody research and development expenses consisted of $42.9 million under our discovery agreement and $95.0 million of development costs under our license agreement, compared to $43.7 million and $61.6 million, respectively, in the second quarter of 2013. The higher reimbursement of development costs in the second quarter of 2014, compared to the same period in 2013, was primarily due to increased development activities for dupilumab, sarilumab, and alirocumab.
Effective in the second quarter of 2014, we and Sanofi began sharing pre-launch commercialization expenses related to alirocumab in accordance with the companies’ antibody collaboration agreement.
In May 2013, we acquired from Sanofi full exclusive rights to two families of novel antibodies invented at Regeneron and previously included in our antibody collaboration with Sanofi. We acquired full rights to antibodies targeting the PDGF family of receptors and ligands in ophthalmology and all other indications and to antibodies targeting the Ang2 receptor and ligand in ophthalmology. With respect to PDGF antibodies, we made a $10.0 million up-front payment to Sanofi in the second quarter of 2013. With respect to Ang2 antibodies in ophthalmology, we also made a $10.0 million up-front payment to Sanofi in the second quarter of 2013.
Other Sanofi antibody revenue includes recognition of deferred revenue from an $85.0 million up-front payment and other payments. As of June 30, 2014, $56.2 million of the up-front and other payments was deferred and will be recognized as revenue in future periods.

Bayer HealthCare Collaboration Revenue
The collaboration revenue we earned from Bayer HealthCare, as detailed below, primarily consisted of recognition of our share of profits in connection with commercialization of EYLEA outside the United States, recognition of sales milestones achieved, and reimbursement of other Regeneron EYLEA expenses.

Bayer HealthCare Collaboration Revenue	Three months ended June 30,
(In millions)	2014	2013
EYLEA:
Regeneron's net profit in connection with commercialization of EYLEA outside the United States	$66.8	$19.0
Sales milestones	15.0	—
Cost-sharing of Regeneron EYLEA development expenses	1.5	3.7
Other	10.8	8.4
Total EYLEA	94.1	31.1
PDGFR-beta antibody:
Cost-sharing of REGN2176-3 development expenses	0.6	—
Other	2.6	—
Total PDGFR-beta antibody	3.2	—
Total Bayer HealthCare collaboration revenue	$97.3	$31.1
Bayer HealthCare commenced sales of EYLEA outside the United States for the treatment of wet AMD in the fourth quarter of 2012 and for the treatment of macular edema secondary to CRVO in the fourth quarter of 2013. Regeneron's net profit in connection with commercialization of EYLEA outside the United States is summarized below.

Regeneron's Net Profit from EYLEA Sales Outside the United States	Three months ended June 30,
(In millions)	2014	2013
Net product sales outside the United States	$246.8	$101.5
Regeneron's share of collaboration profit from sales outside the United States	81.5	34.2
Reimbursement of EYLEA development expenses incurred by Bayer HealthCare in accordance with Regeneron's payment obligation	(14.7)	(15.2)
Regeneron's net profit in connection with commercialization of EYLEA outside the United States	$66.8	$19.0
Bayer HealthCare records revenue from sales of EYLEA outside the United States. Bayer HealthCare provides us with an estimate of our share of the profit or loss, including the percentage of sales in Japan that we earned, from commercialization of EYLEA outside the United States for the most recent fiscal quarter; these estimates are reconciled to actual results in the subsequent fiscal quarter, and our portion of the profit or loss is adjusted accordingly, as necessary. In the second quarter of 2014 and 2013, our share of the profit we earned from commercialization of EYLEA outside the United States was partly offset by our contractual obligation to reimburse Bayer HealthCare for a portion of the agreed-upon development expenses previously incurred by Bayer HealthCare.
In the second quarter of 2014, we earned, and recorded as revenue, a $15.0 million sales milestone from Bayer HealthCare upon total aggregate net sales of EYLEA outside the United States exceeding $700 million over a twelve-month period.
Other EYLEA revenue principally consists of (i) reimbursement of other Regeneron EYLEA expenses, primarily related to Bayer HealthCare's share of royalties payable to Genentech which commenced in May 2013 pursuant to the license and settlement agreement as described below under "Liquidity and Capital Resources - License and Settlement Agreements with Genentech -

EYLEA", in connection with sales of EYLEA outside the United States, and (ii) recognition of deferred revenue related to EYLEA up-front and 2007 non-substantive milestone payments from Bayer HealthCare. As of June 30, 2014, $17.8 million of the EYLEA up-front and 2007 milestone payments was deferred and will be recognized ratably as revenue in future periods.
Cost-sharing of REGN2176-3 development expenses with Bayer HealthCare commenced in the first quarter of 2014 following the execution of the companies' PDGFR-beta antibody collaboration agreement as described above under "Collaboration with Bayer HealthCare - PDGFR-beta antibody outside the United States." Other PDGFR-beta antibody revenue consists of recognition of deferred revenue related to the PDGFR-beta up-front and non-substantive milestones received in the first quarter of 2014. As of June 30, 2014, $25.6 million of the PDGFR-beta up-front and 2014 milestone payments was deferred and will be recognized ratably as revenue in future periods.
Technology Licensing and Other Revenue
In connection with the amendment and extension of our VelocImmune license agreement with Astellas, in August 2010, we received a $165.0 million up-front payment, which was deferred upon receipt and is being recognized as revenue ratably over a seven-year period beginning in June 2011. In the second quarter of both 2014 and 2013, we recognized $5.9 million of technology licensing and other revenue related to this agreement. As of June 30, 2014, $92.8 million of the August 2010 technology licensing payment received from Astellas was deferred and will be recognized as revenue in future periods.
Under a June 2009 agreement with Novartis, we receive royalties on worldwide sales of Novartis' canakinumab. In the second quarter of 2014 and 2013, technology licensing and other revenue included $1.9 million and $1.1 million, respectively, of royalties from Novartis.
Expenses
Total operating expenses increased to $443.3 million in the second quarter of 2014 from $299.5 million in the second quarter of 2013. Our average headcount in the second quarter of 2014 increased to 2,549 from 2,083 in the same period in 2013, principally in connection with expanding our research and development, and commercialization activities.
Operating expenses in the second quarter of 2014 and 2013 included a total of $70.5 million and $44.4 million, respectively, of non-cash compensation expense related to employee stock option and restricted stock awards (Non-cash Compensation Expense). The increase in total Non-cash Compensation Expense in the second quarter of 2014 was primarily attributable to the higher fair market value of our Common Stock on the date of our annual employee option grants made in December 2013 compared to recent prior years.

Research and Development Expenses
Research and development expenses increased to $294.5 million in the second quarter of 2014 from $187.5 million in the same period of 2013. The following table summarizes the major categories of our research and development expenses for the three months ended June 30, 2014 and 2013:

Research and Development Expenses*	Three months ended June 30,		Increase
(In millions)	2014	2013	(Decrease)
Payroll and benefits (1)	$93.4	$70.4	$23.0
Clinical trial expenses	52.7	27.1	25.6
Clinical manufacturing costs (2)	61.3	46.0	15.3
Research and other development costs	24.4	17.0	7.4
Occupancy and other operating costs	29.1	21.0	8.1
Cost-sharing of Bayer HealthCare and Sanofi development expenses (3)	33.6	6.0	27.6
Total research and development expenses	$294.5	$187.5	$107.0
* Certain prior year amounts have been reclassified to conform to the current year's presentation.
(1) Includes Non-cash Compensation Expense of $37.3 million for the three months ended June 30, 2014 and $24.7 million for the three months ended June 30, 2013.
(2) Represents the full cost of manufacturing drug for use in research, preclinical development, and clinical trials, including related payroll and benefits, Non-cash Compensation Expense, manufacturing materials and supplies, drug filling, packaging, and labeling costs, depreciation, and occupancy costs of our Rensselaer manufacturing facility. Includes Non-cash Compensation Expense of $6.5 million for the three months ended June 30, 2014 and $3.0 million for the three months ended June 30, 2013.
(3) Under our collaborations with Bayer HealthCare and Sanofi, in periods when Bayer HealthCare or Sanofi incurs certain development expenses, we also recognize, as additional research and development expense, the portion of our collaboration partners' development expenses that we are obligated to reimburse. Our collaboration partners provide us with estimated development expenses for the most recent fiscal quarter. Bayer HealthCare and Sanofi’s estimates are reconciled to their actual expenses for such quarter in the subsequent fiscal quarter, and our portion of our collaboration partners' development expenses that we are obligated to reimburse is adjusted accordingly.
Payroll and benefits increased principally due to the increase in employee headcount and Non-cash Compensation Expense, as described above. Clinical trial expenses increased due primarily to higher costs for clinical studies of dupilumab, alirocumab, and REGN1033. Clinical manufacturing costs increased primarily due to higher costs related to manufacturing clinical supplies of sarilumab and alirocumab. Cost-sharing of Bayer HealthCare and Sanofi development expenses increased primarily due to our obligation to fund 20% of Sanofi's Phase 3 alirocumab and sarilumab development costs, which commenced during the fourth quarter of 2013.

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

Project Costs	Three months ended June 30,		Increase
(In millions)	2014	2013	(Decrease)
EYLEA	$27.8	$32.0	$(4.2)
Alirocumab	63.9	26.9	37.0
Sarilumab	24.3	6.1	18.2
Dupilumab	39.4	20.7	18.7
Other antibody candidates in clinical development	39.9	25.8	14.1
Other research programs and unallocated costs	99.2	76.0	23.2
Total research and development expenses	$294.5	$187.5	$107.0
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
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased to $102.4 million in the second quarter of 2014 from $72.5 million in the second quarter of 2013 primarily due to higher Non-cash Compensation Expense principally for the reason described under "Expenses" above, higher headcount and headcount-related costs, higher legal costs primarily resulting from patent enforcement, and higher commercialization expenses related to EYLEA and pre-commercialization costs related to late-stage antibody product candidates. Selling, general, and administrative expenses included $26.2 million and $16.3 million of Non-cash Compensation Expense in the second quarter of 2014 and 2013, respectively.

Cost of Goods Sold
Cost of goods sold was $29.9 million in the second quarter of 2014 and $27.3 million in the second quarter of 2013. Cost of goods sold primarily consisted of royalties, as well as costs in connection with producing EYLEA and ARCALYST commercial supplies.
Cost of Collaboration Manufacturing
We manufacture commercial supplies of product for our collaborators. Cost of collaboration manufacturing increased to $16.4 million in the second quarter of 2014 from $12.3 million in the second quarter of 2013 primarily due to royalties payable in connection with higher sales of EYLEA outside the United States. Cost of collaboration manufacturing also includes costs in connection with producing commercial supplies for our collaborators. When the product is sold by our collaborators to third-party customers, our risk of inventory loss no longer exists, and we therefore recognize our related manufacturing costs for the sold product as cost of collaboration manufacturing.
Other Income and Expense
Interest expense in the second quarter of 2014 and 2013 primarily includes interest associated with our 1.875% convertible senior notes, including amortization of the note discount and debt issuance costs, and interest associated with our facility lease obligations. The slight decrease in the second quarter of 2014 compared to the same period in 2013 was primarily due to the conversion of $61.1 million principal amount of the $400.0 million aggregate principal amount of the notes. In addition, we recognized a $10.8 million loss in the second quarter of 2014 in connection with these note conversions.
Income Taxes
In the second quarter of 2014 and 2013, we recorded income tax expense of $110.4 million and $60.3 million, respectively. The effective tax rate was 54.3% and 40.8% for the second quarter of 2014 and 2013, respectively. The second quarter 2014 effective tax rate was negatively impacted by losses incurred in foreign jurisdictions with rates lower than the federal statutory rate and expiration at the end of 2013 of the federal tax credit for increased research activities.

Six Months Ended June 30, 2014 and 2013
Net Income
Net income for the six months ended June 30, 2014 and 2013 consists of the following:

(In millions)	2014	2013
Revenues	$1,291.4	$897.3
Operating expenses	(883.1)	(586.2)
Other expenses	(30.0)	(21.6)
Income before income taxes	378.3	289.5
Income tax expense	(220.2)	(103.3)
Net income	$158.1	$186.2
Revenues
Revenues for the six months ended June 30, 2014 and 2013 consist of the following:

(In millions)	2014	2013
Net product sales	$780.4	$652.6
Collaboration revenue:
Sanofi	273.1	184.8
Bayer HealthCare	222.6	46.0
Total collaboration revenue	495.7	230.8
Technology licensing and other revenue	15.3	13.9
Total revenues	$1,291.4	$897.3

Net Product Sales
Net product sales consist of U.S. sales of EYLEA and ARCALYST. For the six months ended June 30, 2014, EYLEA net product sales increased to $773.8 million from $643.7 million for the six months ended June 30, 2013 due to higher sales volume. For the six months ended June 30, 2014 and 2013, we also recognized ARCALYST net product sales of $6.6 million and $8.9 million, respectively.
For the six months ended June 30, 2014 and 2013, we recorded 76% and 77%, respectively, of our total gross product revenue from sales to Besse Medical, a subsidiary of AmerisourceBergen Corporation.
Revenue from product sales is recorded net of applicable provisions for rebates and chargebacks under governmental programs (including Medicaid), distribution-related fees, prompt pay discounts, and other sales-related deductions. The following table summarizes the provisions, and credits/payments, for sales-related deductions for the six months ended June 30, 2014 and 2013.

(In millions)	Rebates & Chargebacks	Distribution- Related Fees	Other Sales- Related Deductions	Total
Balance as of December 31, 2013	$4.4	$19.7	$0.5	$24.6
Provision related to current period sales	14.8	36.2	0.8	51.8
Credits/payments	(15.1)	(35.5)	(0.8)	(51.4)
Balance as of June 30, 2014	$4.1	$20.4	$0.5	$25.0

Balance as of December 31, 2012	$3.0	$15.3	$0.5	$18.8
Provision related to current period sales	11.1	29.4	0.5	41.0
Credits/payments	(10.1)	(26.2)	(0.5)	(36.8)
Balance as of June 30, 2013	$4.0	$18.5	$0.5	$23.0
Sanofi Collaboration Revenue
The collaboration revenue we earned from Sanofi, as detailed below, consisted primarily of reimbursement for research and development expenses that we incurred in connection with the companies' antibody collaboration. In addition, Sanofi collaboration revenue for the six months ended June 30, 2013 was reduced by two $10.0 million up-front payments to Sanofi in connection with our acquisition from Sanofi of full exclusive rights to two families of novel antibodies, as described below.

Sanofi Collaboration Revenue	Six months ended June 30,
(In millions)	2014	2013
ZALTRAP:
Regeneron's share of losses in connection with commercialization of ZALTRAP	$(3.9)	$(16.0)
Reimbursement of Regeneron research and development expenses	2.4	4.1
Other	3.7	4.1
Total ZALTRAP	2.2	(7.8)
Antibody:
Reimbursement of Regeneron research and development expenses	264.7	204.9
Regeneron's share of commercialization expenses	(4.3)	—
Up-front payments to Sanofi for acquisition of rights related to two antibodies	—	(20.0)
Other	10.5	7.7
Total Antibody	270.9	192.6
Total Sanofi collaboration revenue	$273.1	$184.8

Regeneron's share of the loss in connection with commercialization of ZALTRAP, as shown in the table below, represents our 50% share of ZALTRAP net product sales less cost of goods sold and shared commercialization and other expenses.

Regeneron's share of losses in connection with commercialization of ZALTRAP	Six months ended June 30,
(In millions)	2014	2013
Net product sales recorded by Sanofi	$42.8	$32.7
Regeneron's share of collaboration losses	(3.9)	(16.0)
Our share of the loss in the first half of 2014 and 2013 represents our share of the costs of launching and commercializing ZALTRAP, partly offset by net product sales. Sanofi provides us with an estimate of our share of the profit or loss from commercialization of ZALTRAP for the most recent fiscal quarter; these estimates are reconciled to actual results in the subsequent fiscal quarter, and our portion of the profit or loss is adjusted accordingly, as necessary.
In the first half of 2014, Sanofi's reimbursement of our antibody research and development expenses consisted of $83.1 million under our discovery agreement and $181.6 million of development costs under our license agreement, compared to $88.1 million and $116.8 million, respectively, in the first half of 2013. The higher reimbursement of development costs in the first half of 2014, compared to the same period in 2013, was primarily due to increased development activities for dupilumab, sarilumab, and alirocumab.
As described above, in the second quarter of 2013, we made two $10.0 million up-front payments to Sanofi in connection with acquiring from Sanofi full exclusive rights to (i) antibodies targeting the PDGF family of receptors and ligands in opthalmology and all other indications and (ii) antibodies targeting the Ang2 receptor and ligand in ophthalmology.
Bayer HealthCare Collaboration Revenue
The collaboration revenue we earned from Bayer HealthCare, as detailed below, primarily consisted of recognition of our share of profits in connection with commercialization of EYLEA outside the United States, recognition of sales milestones achieved, cost-sharing of Regeneron development expenses, and reimbursement of other Regeneron EYLEA expenses.

Bayer HealthCare Collaboration Revenue	Six months ended June 30,
(In millions)	2014	2013
EYLEA:
Regeneron's net profit in connection with commercialization of EYLEA outside the United States	$128.0	$25.4
Sales milestones	45.0	—
Cost-sharing of Regeneron EYLEA development expenses	21.8	9.5
Other	21.7	11.1
Total EYLEA	216.5	46.0
PDGFR-beta antibody:
Cost-sharing of REGN2176-3 development expenses	1.1	—
Other	5.0	—
Total PDGFR-beta antibody	6.1	—
Total Bayer HealthCare collaboration revenue	$222.6	$46.0

Regeneron's net profit in connection with commercialization of EYLEA outside the United States is summarized below.

Regeneron's Net Profit from EYLEA Sales Outside the United States	Six months ended June 30,
(In millions)	2014	2013
Net product sales outside the United States	$464.9	$163.5
Regeneron's share of collaboration profit from sales outside the United States	157.1	53.8
Reimbursement of EYLEA development expenses incurred by Bayer HealthCare in accordance with Regeneron's payment obligation	(29.1)	(28.4)
Regeneron's net profit in connection with commercialization of EYLEA outside the United States	$128.0	$25.4
Bayer HealthCare records revenue from sales of EYLEA outside the United States. Bayer HealthCare provides us with an estimate of our share of the profit or loss, including the percentage of sales in Japan that we earned, from commercialization of EYLEA outside the United States for the most recent fiscal quarter; these estimates are reconciled to actual results in the subsequent fiscal quarter, and our portion of the profit or loss is adjusted accordingly, as necessary. In the first half of 2014 and 2013, our share of the profit we earned from commercialization of EYLEA outside the United States was partly offset by our contractual obligation to reimburse Bayer HealthCare for a portion of the agreed-upon development expenses previously incurred by Bayer HealthCare.
In the first half of 2014, we earned, and recorded as revenue, three $15.0 million sales milestones from Bayer HealthCare upon total aggregate net sales of EYLEA outside the United States exceeding $500 million, $600 million, and $700 million, respectively, over a twelve-month period.
Cost-sharing of our global EYLEA development expenses with Bayer HealthCare increased in the first half of 2014 compared to the same period in 2013. In January 2014, Bayer HealthCare decided to participate in the global development and commercialization of EYLEA outside the United States for the treatment of macular edema following BRVO. In connection with this decision, Bayer HealthCare reimbursed us $15.7 million for a defined share of the EYLEA global development costs that we had incurred prior to February 2014 for the BRVO indication, which was recognized as Bayer HealthCare collaboration revenue in the first quarter of 2014. In addition, all future agreed upon global EYLEA development expenses incurred in connection with BRVO are being shared equally, and any future profits or losses on sales of EYLEA outside of the United States for the treatment of macular edema following BRVO will also be shared.
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
Cost-sharing of REGN2176-3 development expenses with Bayer HealthCare commenced in the first quarter of 2014 following the execution of the companies' PDGFR-beta antibody collaboration agreement as described above under "Collaboration with Bayer HealthCare - PDGFR-beta antibody outside the United States." Other PDGFR-beta antibody revenue consists of recognition of deferred revenue related to the PDGFR-beta up-front and non-substantive milestones received in the first quarter of 2014.
Technology Licensing and Other Revenue
In connection with the amendment and extension of our VelocImmune license agreement with Astellas, in August 2010, we received a $165.0 million up-front payment, which was deferred upon receipt and is being recognized as revenue ratably over a seven-year period beginning in June 2011. In the first half of both 2014 and 2013, we recognized $11.8 million of technology licensing and other revenue related to this agreement.
Under a June 2009 agreement with Novartis, we receive royalties on worldwide sales of Novartis' canakinumab. In the first half of 2014 and 2013, technology licensing and other revenue included $3.5 million and $2.1 million, respectively, of royalties from Novartis.

Expenses
Total operating expenses increased to $883.1 million in the first half of 2014 from $586.2 million in the first half of 2013. Our average headcount in the first half of 2014 increased to 2,469 from 2,039 in the same period in 2013, principally in connection with expanding our research and development, and commercialization activities.
Operating expenses in the first half of 2014 and 2013 included a total of $151.9 million and $97.5 million respectively, of Non-cash Compensation Expense. The increase in total Non-cash Compensation Expense in the first half of 2014 was primarily attributable to the higher fair market value of our Common Stock on the date of our annual employee option grants made in December 2013 compared to recent prior years.
Research and Development Expenses
Research and development expenses increased to $581.9 million in the first half of 2014 from $367.8 million in the same period of 2013. The following table summarizes the major categories of our research and development expenses for the six months ended June 30, 2014 and 2013:

Research and Development Expenses*	Six months ended June 30,		Increase
(In millions)	2014	2013	(Decrease)
Payroll and benefits (1)	$189.3	$138.9	$50.4
Clinical trial expenses	100.8	51.8	49.0
Clinical manufacturing costs (2)	119.5	96.7	22.8
Research and other development costs	52.3	31.1	21.2
Occupancy and other operating costs	56.6	40.9	15.7
Cost-sharing of Bayer HealthCare and Sanofi development expenses (3)	63.4	8.4	55.0
Total research and development expenses	$581.9	$367.8	$214.1
* Certain prior year amounts have been reclassified to conform to the current year's presentation.
(1) Includes Non-cash Compensation Expense of $74.9 million for the six months ended June 30, 2014 and $48.4 million for the six months ended June 30, 2013.
(2) Represents the full cost of manufacturing drug for use in research, preclinical development, and clinical trials, including related payroll and benefits, Non-cash Compensation Expense, manufacturing materials and supplies, drug filling, packaging, and labeling costs, depreciation, and occupancy costs of our Rensselaer manufacturing facility. Includes Non-cash Compensation Expense of $12.2 million for the six months ended June 30, 2014 and $6.1 million for the six months ended June 30, 2013.
(3) Under our collaborations with Bayer HealthCare and Sanofi, in periods when Bayer HealthCare or Sanofi incurs certain development expenses, we also recognize, as additional research and development expense, the portion of our collaboration partners' development expenses that we are obligated to reimburse. Our collaboration partners provide us with estimated development expenses for the most recent fiscal quarter. Bayer HealthCare and Sanofi’s estimates are reconciled to their actual expenses for such quarter in the subsequent fiscal quarter, and our portion of our collaboration partners' development expenses that we are obligated to reimburse is adjusted accordingly.
Payroll and benefits increased principally due to the increase in employee headcount and Non-cash Compensation Expense, as described above. Clinical trial expenses increased due primarily to higher costs for clinical studies of dupilumab, alirocumab, and REGN1033. Clinical manufacturing costs increased primarily due to higher costs related to manufacturing clinical supplies of dupilumab and sarilumab. Research and other development costs increased primarily due to two $5.0 million development milestone payments we made to Sanofi in the first quarter of 2014 in connection with our acquisition from Sanofi of full exclusive rights to antibodies targeting the PDGF family of receptors in May 2013, as well as higher costs associated with our early stage antibody research and development programs. Occupancy and other operating costs increased principally in connection with our higher headcount, expanded research and development activities, and higher information technology and facility-related costs at our Tarrytown and Rensselaer, New York sites. Cost-sharing of Bayer HealthCare and Sanofi development expenses increased primarily due to our obligation to fund 20% of Sanofi's Phase 3 alirocumab and sarilumab development costs, which commenced during the fourth quarter of 2013.

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

Project Costs	Six months ended June 30,		Increase
(In millions)	2014	2013	(Decrease)
EYLEA	$61.2	$62.4	$(1.2)
Alirocumab	117.4	58.1	59.3
Sarilumab	43.7	11.6	32.1
Dupilumab	82.5	32.9	49.6
Other antibody candidates in clinical development	83.7	53.7	30.0
Other research programs and unallocated costs	193.4	149.1	44.3
Total research and development expenses	$581.9	$367.8	$214.1
For the reasons described above under "Research and Development Expenses" for the three months ended June 30, 2014 and 2013, and due to the variability in the costs necessary to develop a pharmaceutical product and the uncertainties related to future indications to be studied, the estimated cost and scope of the projects, and our ultimate ability to obtain governmental approval for commercialization, accurate and meaningful estimates of the total cost to bring our product candidates to market are not available. Similarly, we are currently unable to reasonably estimate if our product candidates in clinical development will generate material product revenues and net cash inflows.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased to $211.3 million in the first half of 2014 from $149.7 million in the first half of 2013 primarily due to higher Non-cash Compensation Expense principally for the reason described under "Expenses" above, higher headcount and headcount-related costs, higher expenses in connection with contributions to a not-for-profit organization that assists patients with chronic disease conditions, and higher legal costs primarily in connection with patent enforcement. Selling, general, and administrative expenses included $63.8 million and $42.1 million of Non-cash Compensation Expense in the first half of 2014 and 2013, respectively.
Cost of Goods Sold
Cost of goods sold was $57.4 million in the first half of 2014 and $55.3 million in the first half of 2013. Cost of goods sold primarily consisted of royalties, as well as costs in connection with producing EYLEA and ARCALYST commercial supplies. In addition, in the first half of 2014 and 2013, cost of goods sold included inventory write-downs and reserves totaling $1.9 million and $4.9 million, respectively. We record a charge to cost of goods sold to write down our inventory to its estimated realizable value if certain batches or units of product do not meet quality specifications or are expected to expire prior to sale.
Cost of Collaboration Manufacturing
We manufacture commercial supplies of product for our collaborators. Cost of collaboration manufacturing increased to $32.5 million in the first half of 2014 from $13.4 million in the first half of 2013 primarily due to royalties payable to Genentech, which commenced in May 2013 pursuant to the license and settlement agreement as described below under "Liquidity and Capital Resources - License and Settlement Agreements with Genentech - EYLEA", in connection with sales of EYLEA outside the United States. Cost of collaboration manufacturing also includes costs in connection with producing commercial supplies for our collaborators. When the product is sold by our collaborators to third-party customers, our risk of inventory loss no longer exists, and we therefore recognize our related manufacturing costs for the sold product as cost of collaboration manufacturing.

Other Income and Expense
Interest expense in the first half of 2014 and 2013 primarily includes interest associated with our 1.875% convertible senior notes, including amortization of the note discount and debt issuance costs, and interest associated with our facility lease obligations. The slight decrease in the first half of 2014 compared to the same period in 2013 was primarily due to the conversion of $61.1 million principal amount of the $400.0 million aggregate principal amount of the notes in the second quarter of 2014. In addition, we recognized a $10.8 million loss in connection with these note conversions.
Income Taxes
In the first half of 2014 and 2013, we recorded income tax expense of $220.2 million and $103.3 million, respectively. The effective tax rate for the first half of 2014 was 58.2% and was negatively impacted by (i) losses incurred in foreign jurisdictions with rates lower than the federal statutory rate, (ii) expiration at the end of 2013 of the federal tax credit for increased research activities, and (iii) New York State tax legislation enacted in the first quarter of 2014. This tax legislation reduced the New York State income tax rate to zero percent for "qualified manufacturers", including Regeneron, effective in 2014; however, it also resulted in the reduction of our related deferred tax assets as a discrete item in the first quarter of 2014. As a result, this tax legislation caused a net increase in our effective tax rate by 3.9% for the first half of 2014.
The effective tax rate for the first half of 2013 was 35.7%, which included, as a discrete item, the impact of enacting The American Taxpayer Relief Act in January 2013. The American Taxpayer Relief Act included a provision to extend the income tax credit for increased research activities retroactively for the tax year ended December 31, 2012. As a result, our 2012 research tax credit reduced our effective tax rate for the first half of 2013 by 6.0%.
Liquidity and Capital Resources
Sources and Uses of Cash for the Six Months Ended June 30, 2014 and 2013
At June 30, 2014, we had $1,367.7 million in cash, cash equivalents, and marketable securities compared with $1,083.9 million at December 31, 2013. EYLEA net trade accounts receivable were $663.1 million at June 30, 2014 and $785.8 million at December 31, 2013. During the six months ended June 30, 2014, we collected $947.3 million of EYLEA trade receivables.
Cash Provided by Operating Activities
Net cash provided by operating activities was $381.3 million in the first half of 2014. Our net income of $158.2 million in the first half of 2014 included the following non-cash expenses: (i) Non-cash Compensation Expense of $151.9 million, (ii) depreciation and amortization of $24.5 million, (iii) non-cash interest expense of $10.9 million, primarily resulting from the amortization of the discount and debt issuance costs in connection with our convertible senior notes, which were issued in October 2011, and (iv) a non-cash charge of $10.8 million related to the conversion of $61.1 million principal amount of our 1.875% convertible senior notes, as described below. In addition, deferred tax assets at June 30, 2014 increased by $32.5 million, compared to end-of-year 2013, primarily due to an increase in Non-cash Compensation Expense, partly offset by the reduction of our deferred tax assets related to the recently enacted New York State tax legislation, which reduced our New York State income tax rate to zero percent effective in 2014.
At June 30, 2014, Sanofi, Bayer HealthCare, and trade accounts receivable decreased by $61.0 million, compared to end-of-year 2013, primarily due to lower trade accounts receivable resulting from shortened payment terms to certain of our U.S. EYLEA customers effective January 2014, partly offset by higher amounts receivable from Bayer HealthCare in connection with the commercialization of EYLEA outside the United States. Inventories increased by $37.3 million, compared to end-of-year 2013, primarily in connection with increased production of EYLEA commercial supplies. Prepaid expenses and other assets increased by $29.4 million, compared to end-of-year 2013, primarily due to higher prepaid sales-related fees. Our deferred revenue at June 30, 2014 increased by $39.8 million, compared to end-of-year 2013, primarily due to (i) the receipt of a $25.5 million upfront payment as well as two $2.5 million non-substantive development milestone payments in the first quarter of 2014 in connection with our PDGFR-beta antibody collaboration agreement with Bayer HealthCare, and (ii) higher deferred revenue in connection with manufacturing commercial supplies of EYLEA for Bayer HealthCare, which is deferred until the product is sold by Bayer HealthCare to third-party customers. These increases were partly offset by amortization of a previously received and deferred $165.0 million payment under our license agreement with Astellas and amortization of previously deferred payments under our Sanofi and Bayer HealthCare collaborations. Accounts payable, accrued expenses, and other liabilities increased by $16.8 million at June 30, 2014, compared to end-of-year 2013, primarily due to higher accruals for sales-related charges and capital expenditures, partly offset by lower payroll-related liabilities as our year-end 2013 employee cash bonuses were paid in the first quarter of 2014 and lower liabilities for vendor invoices received but not yet paid.

Net cash provided by operating activities was $214.4 million in the first half of 2013. Our net income of $186.3 million in the first half of 2013 included (i) Non-cash Compensation Expense of $97.5 million, (ii) depreciation and amortization of $19.1 million, (iii) non-cash interest expense of $11.3 million, resulting from the amortization of the discount and debt issuance costs in connection with our convertible senior notes, and (iv) other non-cash charges, including $4.9 million of inventory write-downs and reserves and $10.8 million of other non-cash tax related charges. In addition, deferred tax assets at June 30, 2013 decreased by $92.5 million, compared to end-of-year 2012, due to utilization of these assets to offset income taxes payable for the first half of 2013.
At June 30, 2013, Sanofi, Bayer HealthCare, and trade accounts receivable increased by $206.1 million, compared to end-of-year 2012, primarily due to higher trade accounts receivable in connection with EYLEA product sales and a higher receivable balance due from Bayer HealthCare in connection with the launch of EYLEA outside the United States. Inventories increased by $31.1 million, compared to end-of-year 2012, primarily in connection with production of EYLEA commercial supplies. Our deferred revenue at June 30, 2013 decreased by $11.6 million, compared to end-of-year 2012, primarily due to amortization of a previously deferred $165.0 million payment under our license agreement with Astellas and amortization of previously deferred payments under our Sanofi and Bayer HealthCare collaborations, partly offset by costs of product manufactured and shipped to Sanofi and Bayer HealthCare for which recognition of revenue has been deferred. Accounts payable, accrued expenses, and other liabilities increased by $35.6 million at June 30, 2013, compared to end-of-year 2012, primarily due to higher sales-related charges, deductions, and royalties related to EYLEA and higher payroll-related liabilities.
Cash Used in Investing Activities
Net cash used in investing activities was $354.4 million and $31.1 million in the first half of 2014 and 2013, respectively. In the first half of 2014, purchases of marketable securities exceeded sales or maturities by $218.7 million, whereas in the first half of 2013, sales or maturities of marketable securities exceeded purchases by $24.6 million. Capital expenditures of $135.7 million and $55.7 million, in the first half of 2014 and 2013, respectively, included costs in connection with purchasing manufacturing equipment, expanding our Rensselaer, New York manufacturing facilities, and tenant improvement and associated costs related to our leased facilities in Tarrytown, New York. In addition, capital expenditures in the first half of 2014 included costs in connection with the acquisition and renovations of our Limerick, Ireland manufacturing facility.
Cash Provided by (Used in) Financing Activities
Net cash provided by financing activities was $37.6 million in the first half of 2014, and net cash used in financing activities was $32.0 million in the first half of 2013. In the second quarter of 2014, $61.1 million principal amount of our 1.875% convertible senior notes was surrendered for conversion. In accordance with the terms of the notes, we elected to settle these conversion obligations through a combination of cash, in an amount equal to the principal amount of the converted notes, and shares of our Common Stock in respect of any amounts due in excess thereof. Also during the second quarter of 2014, we entered into agreements to reduce the number of warrants held by each of the warrant holders in proportion to the amount of notes converted. Pursuant to the agreements, we paid an aggregate amount of $143.0 million to the warrant holders to reduce the maximum number of shares of Common Stock issuable upon exercise of the warrants from 4,760,840 to 4,033,324 (subject to adjustment from time to time as provided in the applicable warrant agreements). Proceeds from issuances of Common Stock, in connection with exercises of employee stock options, were $63.1 million in the first half of 2014 compared to $34.3 million in the first half of 2013. In addition, payments for employee tax obligations in connection with stock option exercises were $65.0 million in the first half of 2014 compared to $73.1 million in the first half of 2013. Cash flows from financing activities also increased by $244.2 million and $7.9 million in the first half of 2014 and 2013, respectively, due to utilization of excess tax benefits in connection with stock option exercises, which offset cash tax obligations.

Fair Value of Marketable Securities
At June 30, 2014 and December 31, 2013, we held $767.6 million and $548.3 million, respectively, of marketable securities which consisted of debt securities issued by investment grade institutions as well as equity securities. The composition of our portfolio of marketable securities on these dates was as follows:

	June 30, 2014		December 31, 2013
Investment type	Fair Value	Percent	Fair Value	Percent
U.S. government and government agency obligations	$52.2	7%	$107.5	20%
Corporate bonds	647.8	84%	369.2	68%
Commercial paper	—	—	24.0	4%
Municipal bonds	46.5	6%	36.9	7%
International government agency obligations	6.2	1%	2.0	—
Certificates of deposit	7.9	1%	7.5	1%
Equity securities	7.0	1%	1.2	—
Total marketable securities	$767.6	100%	$548.3	100%
In addition, at June 30, 2014 and December 31, 2013, we had $600.1 million and $535.6 million, respectively, of cash and cash equivalents, primarily held in bank deposits and money market funds.
License and Settlement Agreements with Genentech - EYLEA
In December 2011, we entered into a Non-Exclusive License and Partial Settlement Agreement with Genentech (the Original Genentech Agreement) that covered making, using, and selling EYLEA in the United States for the prevention and treatment of human eye diseases and disorders in the United States, and ended the litigation relating to those matters. The Original Genentech Agreement provided for us to make payments to Genentech based on U.S. sales of EYLEA through May 7, 2016, the date the Davis-Smyth patents expire. Under the Original Genentech Agreement, we made a $60.0 million milestone payment when cumulative U.S. sales reached $400 million and are obligated to pay royalties of 4.75% on cumulative relevant sales of EYLEA between $400 million and $3 billion and 5.5% on cumulative relevant sales of EYLEA over $3 billion.
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
Capital Expenditures
Our cash expenditures for property, plant, and equipment totaled $135.7 million in the first six months of 2014 and $55.7 million in the first six months of 2013.
In May 2014, we entered into an agreement to acquire a 400,000 square foot facility in Limerick, Ireland for $5.1 million. We are renovating this facility to accommodate and support our growth, primarily in connection with expanding our manufacturing capacity to support our global supply chain.
We expect to incur capital expenditures of approximately $220 to $290 million during the remainder of 2014 primarily in connection with renovating our new Limerick facility, tenant improvements primarily related to the two new buildings under construction at our leased Tarrytown facilities, expanding, and renovating a portion of, our manufacturing facilities at our Rensselaer facility, and purchases of equipment.
Funding Requirements
We expect continued increases in our expenditures, particularly in connection with our research and development activities (including preclinical and clinical testing), capital expenditures, commercialization of EYLEA, and pre-commercialization costs related to our late-stage antibody product candidates. We believe that our existing capital resources, funds generated by anticipated EYLEA product sales, and funding for reimbursement of development costs that we are entitled to receive under our collaboration agreements will enable us to meet our projected operating needs for the foreseeable future. As described above, research and development expenses that we incur in connection with our antibodies collaboration are generally funded by Sanofi, except that following receipt of the first positive Phase 3 trial results for a co-developed antibody drug candidate, subsequent Phase 3 trial-related costs for that drug candidate are shared 80% by Sanofi and 20% by us. In addition, as described above, we and Bayer HealthCare share (i) agreed-upon development expenses that both companies incur in connection with our EYLEA collaboration, and (ii) development costs under the initial development plan in connection with our PDGFR-beta antibody collaboration.
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
In July 2014, in connection with our antibody collaboration with Sanofi, we purchased an FDA rare pediatric disease priority review voucher from a third party for $67.5 million. A priority review voucher entitles the holder to designate a human drug application for priority review. The FDA's goal for reviewing a human drug application with priority review is to take action within 6 months instead of 10 months under standard review. We and Sanofi will equally share the priority review voucher's purchase price.
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
As described above, in the first six months of 2014 and 2013, we made cash payments of $65.0 million and $73.1 million, respectively, for employee tax obligations in connection with stock option exercises. Future cash requirements for such payments will depend on various factors, including the level of stock option grants and exercises and the sales prices of our Common Stock, and may continue to be substantial.
We expect that expenses related to the filing, prosecution, defense, and enforcement of patents and other intellectual property will be substantial.
As described above, in the second quarter of 2014, $61.1 million principal amount of our 1.875% convertible senior notes were surrendered for conversion. In accordance with the terms of the notes, we elected to settle these conversion obligations through a combination of cash, in an amount equal to the principal amount of the converted notes, and shares of our Common Stock in respect of any amounts due in excess thereof. In future periods, other holders of these debt securities may surrender their notes for conversion.
We may also from time to time seek to repurchase or retire our outstanding convertible senior notes, or other outstanding securities, through cash purchases or exchanges for other securities, in open market purchases, privately negotiated transactions, or otherwise.
Due to the amounts of our net operating loss and tax credit carry-forwards available for tax purposes, which totaled $450.4 million and $120.1 million, respectively, at December 31, 2013, we expect to make payments of alternative minimum tax for which we will receive a credit against income taxes subsequent to 2014; however, we do not anticipate making significant payments for other cash income taxes in 2014.
In connection with our EYLEA collaboration with Bayer HealthCare, we are entitled to receive up to $45.0 million in additional sales milestones based on total twelve-month sales of EYLEA outside the United States achieving certain specified levels up to $1 billion. In addition, in connection with a November 2013 agreement under which Bayer HealthCare obtained rights to use certain of our EYLEA clinical data for a regulatory filing, we became eligible to receive up to $30.0 million in additional sales milestone payments if twelve-month sales of specific commercial supplies of EYLEA outside the United States achieve certain specified levels up to $200 million.

In connection with our PDGFR-beta antibody agreement with Bayer HealthCare, we are eligible to receive up to $15.0 million in future development milestone payments from Bayer HealthCare (representing 50% of the development milestone payments potentially due to Sanofi as described above), although certain of these development milestone payments could be reduced by half if Bayer HealthCare does not opt-in to the collaboration. Furthermore, if Bayer HealthCare exercises their right to opt-in to the collaboration, they will be obligated to pay a $20.0 million opt-in payment to us, and pay a $20.0 million development milestone to us upon receipt of the first marketing approval in the EU or Japan.
Future Impact of Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board (FASB) issued a new standard related to revenue recognition, Revenue from Contracts with Customers, which will replace existing revenue recognition guidance. The new standard requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. To achieve that core principle, an entity must identify the contract(s) with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when (or as) the entity satisfies the performance obligation. The new standard will be effective for interim and annual reporting periods beginning after December 15, 2016, and early adoption is not permitted. The standard allows for two transition methods - retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial adoption. We have not yet determined our method of transition and are evaluating the impact that this guidance will have on our financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risks, and the way we manage them, are summarized in Part II, Item 7A, "Quantitative and Qualitative Disclosures Around Market Risk" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (filed February 13, 2014). There have been no material changes to our market risks or to our management of such risks as of June 30, 2014.
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
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are a party to legal proceedings in the course of our business, including those described in our Annual Report on Form 10-K for the year ended December 31, 2013 (filed February 13, 2014) and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 (filed May 8, 2014). We do not expect any such current legal proceedings to have a material adverse effect on our business or financial condition. There were no additional material legal proceedings or material changes with respect to the previously disclosed legal proceedings in the quarterly period ended June 30, 2014.
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
EYLEA net sales represent a substantial portion of our revenues and this concentration of our net sales in a single product makes us substantially dependent on that product. For the six months ended June 30, 2014 and 2013, EYLEA net sales in the United States represented 60% and 72% of our total revenues, respectively. If we were to experience difficulty with the commercialization of EYLEA in the United States, if Bayer HealthCare were to experience any difficulty with the commercialization of EYLEA outside the United States, or if we and Bayer HealthCare are unable to maintain current marketing approvals of EYLEA, we may experience a reduction in revenue and may not be able to sustain profitability, and our business, prospects, operating results, and financial condition would be materially harmed. In addition, if Bayer HealthCare is unable to obtain approval of EYLEA in additional countries or in additional indications, our prospects would be materially harmed.
We are subject to significant ongoing regulatory obligations and oversight with respect to EYLEA. If we fail to maintain regulatory compliance for EYLEA, we may lose marketing approval, which would materially harm our business, prospects, operating results, and financial condition.
EYLEA is currently available in the United States, EU, Japan, and certain other countries outside of the United States for treatment of wet AMD and macular edema following CRVO, and has also been approved in the United States for the treatment of DME. We are subject to significant ongoing regulatory obligations with respect to EYLEA for its currently approved indications in the United States and the EU, and, in other countries, the commercialization of EYLEA is subject to additional significant ongoing regulatory obligations and oversight in those countries where the product is approved. If we fail to maintain regulatory compliance for EYLEA for its currently approved indications, we may lose marketing approval, which would materially harm our business, prospects, operating results, and financial condition. Failure to comply may also subject us to sanctions, product recalls, or withdrawals of previously approved marketing applications. See also "Risks Related to Manufacturing and Supply—If we fail to meet the stringent requirements of governmental regulation in the manufacture of drug products or product candidates, we could incur substantial remedial costs, delays in the development or approval of our product candidates or new indications for our marketed products and/or in their commercial launch if they obtain regulatory approval, and a reduction in sales" below.
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
Our regulatory approval for sales of EYLEA is limited to the treatment of wet AMD, macular edema following CRVO, and DME and is limited geographically. If we don't receive approval for EYLEA for other indications, or if approvals are not obtained for sales in other countries, sales and profits will be limited.
We and Bayer HealthCare have received regulatory approvals for sale of EYLEA for the treatment of wet AMD, macular edema following CRVO, and DME in certain countries throughout the world. If we do not receive approval for EYLEA for other uses, or if approvals for sales in other countries are not obtained, sales will be limited and our potential for profits will be limited. As a result, our business, prospects, operating results, and financial condition would be materially impacted.

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
The market for eye disease products is very competitive. Novartis and Genentech are collaborating on the commercialization and further development of a VEGF antibody fragment, Lucentis®, for the treatment of wet AMD, macular edema following CRVO, DME, visual impairment due to mCNV, and other eye indications. Lucentis® was approved by the FDA in June 2006 for the treatment of wet AMD, in June 2010 for the treatment of macular edema following RVO (including CRVO and BRVO), and in August 2012 for the treatment of DME. Lucentis® was also approved by the European Medicines Agency for wet AMD in January 2007, for DME in January 2011, for the treatment of macular edema following RVO (including CRVO and BRVO) in June 2011, and for mCNV in July 2013. Competitors are also exploring the development of a biosimilar version of Lucentis® ; in particular, Pfenex Inc. is developing PF582, which is currently in a Phase 1b/2a trial in patients with wet AMD.
Many other companies are working on the development of product candidates and extended delivery devices for the potential treatment of wet AMD, DME, and RVO, including those that act by blocking VEGF and VEGF receptors, as well as small interfering ribonucleic acids (siRNAs) that modulate gene expression. For example, in January 2012, Genentech submitted an IND for such an extended delivery device. Novartis is developing ESBA1008 (RTH258), a humanized monoclonal single-chain FV (scFv) antibody fragment targeting VEGF-A for wet AMD, and initiated Phase 2 trials comparing ESBA1008 and EYLEA in 2013. Allergan is developing an anti-VEGF-A DARPin® for wet AMD and related conditions and a Phase 2 trial has been completed. Additionally, companies are developing products (or combinations of products) to treat wet AMD that act by blocking VEGF and VEGF receptors, as well as other targets (for example, PDGF). Ophthotech Corporation is developing Fovista™, an aptamer directed against platelet-derived growth factor subunit B (PDGF-B), as a product candidate intended to be used in combination with an anti-VEGF therapy in wet AMD. In 2013, Ophthotech initiated Phase 3 trials in AMD evaluating multiple combinations of Fovista™, including Lucentis® + Fovista™, Avastin® + Fovista™, and EYLEA + Fovista™. Genentech initiated a Phase 1 trial of a bi-specific antibody targeting both VEGF and Ang2 for wet AMD.
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
We cannot sell or market products without regulatory approval. If we do not maintain regulatory approval for our marketed products, and obtain regulatory approval for our product candidates, or new indications of our marketed products, including EYLEA for the treatment of ophthalmologic diseases other than those covered by its currently approved indications, the value of our company and our business, prospects, operating results, and financial condition will be materially harmed. Our product candidates, including EYLEA for macular edema following BRVO, may not receive regulatory approval. If we are unable to obtain regulatory approval for our product candidates, or if we are materially delayed in doing so, our business, prospects, operating results, and financial condition may be materially harmed. In addition, if we fail to maintain regulatory approval for EYLEA's currently approved indications, we may lose marketing approval and the ability to generate EYLEA product sales revenue, which would materially and negatively impact our business, prospects, operating results, and financial condition.
Obtaining and maintaining regulatory approval for drug products is costly, time-consuming, and highly uncertain.
In the United States, we must obtain and maintain approval from the FDA for each drug we intend to sell. Obtaining FDA approval is typically a lengthy and expensive process, and approval is highly uncertain. We cannot predict with certainty if or when we might submit for regulatory approval any of our product candidates currently under development. Any approvals we may obtain may not cover all of the clinical indications for which we are seeking approval. Also, an approval might contain significant limitations in the form of narrow indications, warnings, precautions, or contra-indications with respect to conditions of use. The FDA has substantial discretion in the approval process (including with respect to setting specific conditions for submission) and may either refuse to accept an application for substantive review or may form the opinion after review of an application that the application is insufficient to allow approval of a product candidate. If the FDA does not accept our application for review or approve our application, it may require that we conduct additional clinical, preclinical, or manufacturing validation studies and submit the data before it will reconsider our application. Depending on the extent of these or any other studies that might be required, approval of any applications that we submit may be delayed significantly, or we may be required to expend more resources. It is also possible that any such additional studies, if performed and completed, may not be considered sufficient by the FDA to make our applications approvable. If any of these outcomes occur, we may be forced to delay or abandon our applications for approval.
According to the FDA policies under the Prescription Drug User Fee Act, the FDA system of review times for new drugs includes standard review and priority review. Standard review can be accomplished in a ten-month time frame from the time the application is filed by the FDA (filing date), which typically occurs approximately 60 days following submission of the application by the applicant. The FDA has stated the goal to act on 90% of standard new molecular entity (NME) New Drug Application (NDA) and original BLA submissions within 10 months of the filing date. A priority review designation is given to drugs that treat a serious condition and offer major advances in treatment, or provide a treatment where no adequate therapy exists. The FDA has stated the goal to act on 90% of priority NME NDA and original BLA submissions within 6 months of the filing date. However, the FDA’s review goals are subject to change and the duration of the FDA’s review depends on a number of factors, including the number and types of other applications that are submitted to the FDA around the same time period or are pending. Even if any of our applications receives a priority review designation (including based on the rare pediatric disease priority review voucher, which we and Sanofi plan to use in connection with the contemplated BLA submission for alirocumab), we may not ultimately be able to obtain approval of our application within a time frame consistent with the FDA’s stated review goals or at all, and such designation may not actually lead to a faster development or regulatory review or approval process.

Foreign governments also regulate the manufacturing, marketing and selling of drugs distributed in their country and approval in any country is similarly likely to be a lengthy and expensive process, and approval is highly uncertain.
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
EYLEA is being studied in diseases of the eye in addition to those covered by its currently approved indications. There are many potential safety concerns associated with significant blockade of VEGF that may limit our ability to further successfully develop and/or commercialize EYLEA and ZALTRAP. These serious and potentially life-threatening risks, based on clinical and preclinical experience of VEGF inhibitors, include bleeding, intestinal perforation, hypertension, proteinuria, congestive heart failure, heart attack, and stroke. In addition, patients given infusions of any protein, including ZALTRAP delivered through intravenous administration, may develop severe hypersensitivity reactions or infusion reactions. Other VEGF blockers have reported side effects that became evident only after large-scale trials or after marketing approval when large numbers of patients were treated. There are risks inherent in the intravitreal administration of drugs like EYLEA, which can cause injury to the eye and other complications. For example, in our Phase 3 trials of EYLEA in wet AMD, the most frequent ocular adverse events were conjunctival hemorrhage, macular degeneration, eye pain, retinal hemorrhage, and vitreous floaters. These and other complications or side effects could harm the development and/or commercialization of EYLEA or ZALTRAP.
We and Sanofi are conducting a global development program, currently in Phase 3, studying alirocumab, our PCSK9 antibody for the reduction of LDL cholesterol, as discussed above in Part I, Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Late-Stage Antibody-based Clinical Programs." As part of this development program, we and Sanofi collect adverse events and report them to the FDA and foreign regulatory authorities. As recently reported, in nine Phase 3 ODYSSEY studies, the most common adverse events were nasopharyngitis and upper respiratory tract infection, which were generally balanced between treatment groups. Injection site reactions were more frequent in the alirocumab group compared to placebo. Serious adverse events and deaths were generally balanced between treatment groups as were other key adverse events, including musculoskeletal, neurocognitive, and liver-related events. We and Sanofi were advised by the FDA that it had become aware of neurocognitive adverse events in the PCSK9 inhibitor class. Neurocognitive adverse events have also been associated with the use of statins for lowering LDL cholesterol. The FDA had requested that we and Sanofi make an assessment of potential neurocognitive adverse events across the global development program for alirocumab, especially in the longer-term studies. Additionally, the FDA requested that we address the feasibility of incorporating neurocognitive testing into at least a subset of patients in our ODYSSEY OUTCOMES trial or other long-term Phase 3 trial(s). While we have reported, based on analyses conducted to date, that neurocognitive adverse events were generally balanced between treatment groups in our Phase 3 studies, if this or another adverse event signal is detected in future analyses or in subsequent data, the possible approval of alirocumab may be delayed or fail, or its commercial value diminished, which could severely harm our future prospects.
We have studied fasinumab in a variety of pain indications, including osteoarthritis of the knee. In December 2010, the FDA placed fasinumab on clinical hold after a case of rapidly progressive osteoarthritis leading to joint replacement was seen in another company's anti-NGF program due to the FDA's concern that this case was suggestive of a class effect. In December 2012, the FDA removed the clinical hold on fasinumab after reviewing our proposed Phase 3 program in osteoarthritis. However, shortly thereafter, fasinumab was placed on partial clinical hold as a result of preclinical data from other investigational agents targeting NGF in development. There are currently no trials with fasinumab that are either enrolling or treating patients. Discussions with the FDA about fasinumab are expected to continue.
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
We have been in the past, are currently, and may in the future be involved in patent litigation. For example, we are currently parties to patent infringement proceedings relating to our European Patent No. 1,360,287 and our U.S. Patent No. 8,502,018, both of which concern genetically altered mice capable of producing chimeric antibodies that are part human and part mouse, as described in Part I, Item 3. "Legal Proceedings" of our Annual Report on Form 10-K for the year ended December 31, 2013 and Part II, Item 1. "Legal Proceedings" of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014. We are aware of patents and pending applications owned by others that respectively claim antibodies to IL-6R, IL-4R, and PCSK9 and methods of treating rheumatoid arthritis, atopic dermatitis and asthma, and hypercholesterolemia with such antibodies. We are developing sarilumab, an antibody to IL-6R, for the treatment of rheumatoid arthritis and non-infectious uveitis; dupilumab, an antibody to IL-4R, for the treatment of atopic dermatitis, asthma, and nasal polyposis; and alirocumab, a PCSK9 antibody, for LDL cholesterol reduction. Although we do not believe that sarilumab, dupilumab, or alirocumab infringes any valid claim in these patents or patent applications, these other parties could initiate a lawsuit for patent infringement and assert their patents are valid and cover sarilumab, dupilumab, or alirocumab, as applicable. We are also aware of a U.S. patent jointly owned by Genentech and City of Hope relating to the production of recombinant antibodies in host cells. We currently produce our antibody product candidates using recombinant antibodies from host cells and may choose to produce additional antibody product candidates in this manner. None of ARCALYST, ZALTRAP, or EYLEA is a recombinant antibody. If any of our antibody product candidates are produced in a manner subject to valid claims in the Genentech patent, then we may need to obtain a license from Genentech, should one be available. Genentech has licensed this patent to several different companies under confidential license agreements. If we desire a license for any of our antibody product candidates and are unable to obtain a license on commercially reasonable terms or at all, we may be restricted in our ability to make recombinant antibodies in, or to import them into, the United States. Further, we are aware of a number of patent applications of others that, if granted with claims as currently drafted, may cover our current or planned activities. It could be determined that our products and/or actions in manufacturing or selling our product candidates infringe such patents.
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
Our manufacturing facility would be inadequate to produce the active pharmaceutical ingredients of (a) EYLEA, ZALTRAP, and ARCALYST, and (b) our antibody product candidates in sufficient clinical quantities if our clinical pipeline advances as planned. In addition to expanding our internal capacity, we intend to rely on our corporate collaborators, as well as contract manufacturers, to produce commercial quantities of drug material needed for commercialization of our products to the extent such quantities are not manufactured at our own facility. As we increase our production in anticipation of potential regulatory approval for our late-stage antibody product candidates, our current manufacturing capacity will likely not be sufficient, and we may depend on our collaborators or contract manufacturers, to produce adequate quantities of drug material for both commercial and clinical purposes. We rely entirely on other parties and our collaborators for filling and finishing services. Generally, in order for other parties to perform any step in the manufacturing and supply chain, we must transfer technology to the other party, which can be time consuming and may not be successfully accomplished without considerable cost and expense, or at all. We will have to depend on these other parties to perform effectively on a timely basis and to comply with regulatory requirements. If for any reason they are unable to do so, and as a result we are unable to directly or through other parties manufacture and supply sufficient commercial and clinical quantities of our products on acceptable terms, or if we should encounter delays or other difficulties in our relationships with our corporate collaborators, contract manufacturers, or other parties involved in our supply chain which adversely affect the timely manufacture and supply of our products or product candidates, our business, prospects, operating results, and financial condition may be materially harmed.
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
We have commenced construction of additional manufacturing space at our Rensselaer, New York site to increase our manufacturing capacity. In addition, we have acquired and are renovating a 400,000 square foot facility in Limerick, Ireland to expand our manufacturing capacity to support our global supply chain. In the future, we may lease, operate, purchase, or construct additional facilities to conduct expanded manufacturing activities. Expanding our manufacturing capacity to supply commercial quantities of the active pharmaceutical ingredients for our marketed products and our late-stage product candidates if they are approved for marketing, and to supply clinical drug material to support the continued growth of our clinical programs, will require substantial additional expenditures and various regulatory approvals and permits. In addition, the Limerick, Ireland facility remains subject to securing certain permits from the local government, and there is no guarantee that we will be able to obtain the remaining required permits in the contemplated timeframe, or at all. Further, we will need to hire and train significant numbers of employees and managerial personnel to staff our expanding manufacturing and supply chain operations. Start-up costs can be large, and scale-up entails significant risks related to process development and manufacturing yields. In addition, we may face difficulties or delays in developing or acquiring the necessary production equipment and technology to manufacture sufficient quantities of our product candidates at reasonable costs and in compliance with applicable regulatory requirements. The FDA and analogous foreign regulatory authorities must determine that our existing and any expanded manufacturing facilities comply, or continue to comply, with cGMP requirements for both clinical and commercial production and license them, or continue to license them, accordingly, and such facilities must also comply with applicable environmental, safety, and other governmental permitting requirements. We may not successfully expand or establish sufficient manufacturing capabilities or manufacture our products economically or in compliance with cGMPs and other regulatory requirements, and we and our collaborators may not be able to build or procure additional capacity in the required timeframe to meet commercial demand for our late-stage product candidates if they receive regulatory approval, and to continue to meet the requirements of our clinical programs. This would interfere with our efforts to successfully commercialize EYLEA, ZALTRAP, and ARCALYST and could also delay or require us to discontinue one or more of our clinical development programs. As a result, our business, prospects, operating results, and financial condition could be materially harmed.

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
We have large-scale manufacturing operations in Rensselaer, New York. We use our facilities to produce bulk product of EYLEA for its currently approved indications, bulk product of ZALTRAP for the treatment of patients with mCRC that is resistant to or has progressed following an oxaliplatin-containing regimen, bulk product of ARCALYST for the treatment of CAPS, and clinical and preclinical candidates for ourselves and our collaborations. We also plan to use such facilities to produce bulk product for commercial supply of new indications of our marketed products and new product candidates if they are approved for marketing. If our clinical candidates are discontinued or their clinical development is delayed, if the launch of new indications for our marketed products or new product candidates is delayed or does not occur, or if such products are launched and the launch is unsuccessful or the product is subsequently recalled or marketing approval is rescinded, we may have to absorb one hundred percent of related overhead costs and inefficiencies, as well as similar costs of third-party contract manufacturers performing services for us. In addition, if we experience excess inventory, it may be necessary to write down or even write off such excess inventory, which could adversely affect our operating results.
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
Many of our products and product candidates are very difficult to manufacture. As our products and product candidates are biologics, they require processing steps that are more difficult than those required for most chemical pharmaceuticals. Accordingly, multiple steps are needed to control the manufacturing processes. Problems with these manufacturing processes, even minor deviations from the normal process or from the materials used in the manufacturing process (which may not be detectable by us in a timely manner), could lead to product defects or manufacturing failures, resulting in lot failures, product recalls, product liability claims, and insufficient inventory. Also, the complexity of our manufacturing process may make it difficult, time-consuming, and expensive to transfer our technology to our corporate collaborators or contract manufacturers.
Also, certain raw materials or other products necessary for the manufacture and formulation of EYLEA, ZALTRAP, ARCALYST, and our product candidates, some of which are difficult to source, are provided by single-source unaffiliated third-party suppliers. In addition, we rely on certain third parties to perform filling, finishing, distribution, laboratory testing, and other services related to the manufacture of EYLEA, ZALTRAP, ARCALYST, and our product candidates, and to supply various raw materials and other products. We would be unable to obtain these raw materials, other products, or services for an indeterminate period of time if any of these third parties were to cease or interrupt production or otherwise fail to supply these materials, products, or services to us for any reason, including due to regulatory requirements or actions (including recalls), adverse financial developments at or affecting the supplier, failure by the supplier to comply with cGMPs, contamination, business interruptions, or labor shortages or disputes. In any such circumstances, we may not be able to engage a backup or alternative supplier or service provider in a timely manner or at all. This, in turn, could materially and adversely affect our ability to manufacture or supply EYLEA, ZALTRAP, ARCALYST, and our product candidates, which could materially and adversely affect our business and future prospects.
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
Currently, we have three marketed products, EYLEA, ZALTRAP, and ARCALYST. While we have established our own sales and marketing organization for EYLEA in the United States for its currently approved indications, we have limited commercialization experience and we have no sales, marketing, commercial, or distribution capabilities outside the United States. In addition, EYLEA faces intense competition from Lucentis® and from off-label use of repackaged Avastin®, both of which have been on the market for a number of years and, potentially, from new competitive products currently in clinical development. We expect that the continued commercial success of EYLEA will depend on many factors, including the following:

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

•
the effect of existing and new health care laws and regulations currently being implemented in the United States, including reporting and disclosure requirements of such laws and regulations and the potential impact of such requirements on physician prescription practices.

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
We are aware of several pharmaceutical and biotechnology companies actively engaged in the research and development of antibody products against targets that are also the targets of our early- and late-stage product candidates. For example, Pfizer (in partnership with Eli Lilly), Johnson & Johnson, and AbbVie are developing antibody product candidates against NGF. Genentech/Roche is marketing an antibody against IL-6R (tocilizumab) for the treatment of rheumatoid arthritis, and several other companies, including Johnson & Johnson (in partnership with GlaxoSmithKline), Bristol-Myers Squibb (in partnership with Alder Biopharmaceuticals), Ablynx (in partnership with AbbVie), and Pfizer have antibodies against IL-6 or IL-6R in clinical development. Several companies, including Amgen, Pfizer, Genentech, Bristol-Myers Squibb, and Eli Lilly, have development programs for antibodies against PCSK9. Amgen's PCSK9 program appears to be the most advanced of the competitors, having already announced positive results from multiple Phase 3 trials, and may obtain marketing approval in one or more countries before our PCSK9 antibody is approved. Alnylam, in partnership with The Medicines Company, has a clinical program underway with an RNAi molecule against PCSK9. In addition, there are therapeutic products targeting PCSK9 operating through other mechanisms of action in development, including an oral product. A number of companies are developing antibodies that, if approved, may compete with dupilumab, our IL-4R antibody, if it is approved, including Roche (an antibody against IL-13), Teva (an antibody against IL-5), AstraZeneca (antibodies against IL-5R and IL-13), Novartis (a combination antibody against IL-4 and IL-13), and Amgen (in partnership with AstraZeneca) (an antibody against thymic stromal lymphopoietin, or TSLP). Further, Amgen, Genentech, and AstraZeneca have development programs underway for antibodies against Ang2 for indications in oncology. Celgene (in partnership with OncoMed Pharmaceuticals, Inc.) and AstraZeneca have antibodies that target Dll4 in clinical development. For muscle-wasting conditions, Pfizer, Eli Lilly, and Atara Biotherapeutics, Inc. have anti-GDF8 monoclonal antibodies in development, and Novartis has a competing antibody targeting ActRIIB.
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
We sell EYLEA in the United States to three distributors and several specialty pharmacies. Under this distribution model, the distributors and specialty pharmacies generally take physical delivery of product and generally sell the product directly to healthcare providers. For the six months ended June 30, 2014 and 2013, we recorded 76% and 77%, respectively, of our total gross product revenue from sales to a single distributor, Besse Medical, a subsidiary of AmerisourceBergen Corporation. We expect this significant customer concentration to continue for the foreseeable future. Our ability to generate and grow sales of EYLEA will depend, in part, on the extent to which our distributors and specialty pharmacies are able to provide adequate distribution of EYLEA to healthcare providers. Although we believe we can find additional distributors, if necessary, our revenue during any period of disruption could suffer and we might incur additional costs. In addition, these customers are responsible for a significant portion of our net trade accounts receivable balances. The loss of any large customer, a significant reduction in sales we make to them, any cancellation of orders they have made with us, or any failure to pay for the products we have shipped to them could adversely affect our results of operations.
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
In recent years, several states and localities, including California, the District of Columbia, Massachusetts, Minnesota, Nevada, New Mexico, Vermont, and West Virginia, have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs, file periodic reports with the state or make periodic public disclosures on sales, marketing, pricing, clinical trials, and other activities. Similar requirements are being considered in other states. In addition, as part of the PPACA, the federal government recently enacted provisions imposing reporting and disclosure requirements on pharmaceutical manufacturers for any "transfers of value" made or distributed to prescribers and other healthcare providers. These statutory provisions and related regulations (commonly known as the "Sunshine Act") require pharmaceutical manufacturers to report annually to the Secretary of the U.S. Department of Health and Human Services payments or other transfers of value made to physicians or teaching hospitals. In February 2013, regulations were released that contain detailed guidance regarding the information that must be collected and reported. We started to be required to collect information regarding such payments in August 2013 and submitted our 2013 Reporting Entity and Payment Aggregate Data in June 2014, as required by the Sunshine Act. Over the next several years, we will need to dedicate significant resources to enhance our systems and processes in order to comply with these regulations. The PPACA also includes various provisions designed to strengthen significantly fraud and abuse enforcement, such as increased funding for enforcement efforts and the lowering of the intent requirement of the federal anti-kickback statute and criminal health care fraud statute such that a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. Many of these requirements and standards are new and uncertain, and the penalties for failure to comply with these requirements may be unclear. If we are found not to be in full compliance with these laws, we could face enforcement actions, fines, and other penalties, and could receive adverse publicity, which would harm our business, prospects, operating results, and financial condition.
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
We rely heavily on funding from Sanofi to support our target discovery and antibody research and development programs. Sanofi has committed to pay up to $160 million per year, or a total of $1.28 billion, between 2010 and 2017 to fund our efforts to identify and validate drug discovery targets and pre-clinically develop fully human monoclonal antibodies against such targets. Sanofi also initially funds almost all of the development expenses incurred by both companies in connection with the clinical development of antibodies that Sanofi elects to co-develop with us. We rely on Sanofi to fund these activities. In addition, with respect to those antibodies that Sanofi elects to co-develop with us, such as sarilumab, alirocumab, dupilumab, nesvacumab, REGN1033, and REGN2222, we rely on Sanofi to lead much of the clinical development efforts and assist with obtaining regulatory approval, particularly outside the United States. We also rely on Sanofi to lead the commercialization efforts to support all of the antibody products that are co-developed by Sanofi and us if they receive regulatory approval. If Sanofi does not elect to co-develop the antibodies that we discover or opts out of their development, unless we enter into a partnership agreement with another party, we would be required to fund and oversee on our own the clinical trials, any regulatory responsibilities, and the ensuing commercialization efforts to support those antibody products. For example, Sanofi has elected not to continue co-development of fasinumab and enoticumab, and decided not to opt in to the REGN1154, REGN 1193, REGN1500, and other programs. If Sanofi terminates the antibody collaboration or fails to comply with its payment obligations thereunder, our business, prospects, operating results, and financial condition would be materially harmed. We would be required to either expend substantially more resources than we have anticipated to support our research and development efforts, which could require us to seek additional funding that might not be available on favorable terms or at all, or materially cut back on such activities. Even though none of the antibodies from this collaboration may ever be successfully developed and commercialized, if Sanofi does not perform its obligations with respect to antibodies that it elects to co-develop, our ability to develop, manufacture, and commercialize these antibody product candidates will be significantly adversely affected.

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
We are highly dependent on certain of our executive officers, other key members of our senior management team, and our Chairman. If we are not able to retain (or for any other reason lose the services of) any of these persons, our business may suffer. In particular, we depend on the services of P. Roy Vagelos, M.D., the Chairman of our board of directors; Leonard S. Schleifer, M.D., Ph.D., our President and Chief Executive Officer; George D. Yancopoulos, M.D., Ph.D., President, Regeneron Laboratories and our Chief Scientific Officer; and Neil Stahl, Ph.D., our Senior Vice President, Research and Development Sciences. As we continue to commercialize EYLEA, we are also highly dependent on the expertise and services of members of our senior management leading these commercialization efforts. There is intense competition in the biotechnology industry for qualified scientists and managerial personnel in the development, manufacture, and commercialization of drugs. We may not be able to continue to attract and retain the qualified personnel necessary to continue to advance our business and achieve our strategic objectives.
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
Our revenue from outside of the United States will increase as our products, whether marketed by us or our collaborators, gain marketing approval in such jurisdictions. Our primary foreign currency exposure relates to movements in the Japanese yen, euro, British pound sterling, and Australian dollar. If the U.S. dollar weakens against a specific foreign currency, our revenues will increase, having a positive impact on net income, but our overall expenses will increase, having a negative impact. Likewise, if the U.S. dollar strengthens against a specific foreign currency, our revenues will decrease, having a negative impact on net income, but our overall expenses will decrease, having a positive impact. Therefore, significant changes in foreign exchange rates can impact our operating results and the financial condition of our company.
Our investments are subject to risks and other external factors that may result in losses or affect the liquidity of these investments.
As of June 30, 2014, we had $600.1 million in cash and cash equivalents and $767.6 million in marketable securities. Our investments consist primarily of fixed-income securities, including investment-grade corporate bonds, direct obligations of the U.S. government and its agencies, and other debt securities guaranteed by the U.S. government. These investments are subject to external factors that may adversely affect their market value or liquidity, such as interest rate, liquidity, market, and issuer credit risks, including actual or anticipated changes in credit ratings. If our investments suffer market price declines that are other than temporary, their value could be impaired, which may have an adverse effect on our financial condition and operating results.
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
A small number of our shareholders beneficially own a substantial amount of our Common Stock. As of July 17, 2014, our five largest shareholders plus Dr. Schleifer, our Chief Executive Officer, beneficially owned approximately 46.7% of our outstanding shares of Common Stock, assuming, in the case of our Chief Executive Officer, the conversion of his Class A Stock into Common Stock and the exercise of all options held by him which are exercisable within 60 days of July 17, 2014. As of July 17, 2014, Sanofi beneficially owned 22,204,841 shares of our Common Stock, representing approximately 22.4% of the shares of Common Stock then outstanding. Under our 2014 amended and restated investor agreement with Sanofi, Sanofi has three demand rights to require us to use all reasonable efforts to conduct a registered underwritten offering with respect to shares of our Common Stock held by Sanofi from time to time; however, shares of our Common Stock held by Sanofi from time to time may not be sold until the later of (i) December 20, 2020 and (ii) the expiration of our discovery and preclinical development agreement with Sanofi relating to our antibody collaboration (as amended) if the agreement is extended beyond December 20, 2020. These restrictions on dispositions are subject to earlier termination upon the occurrence of certain events, such as the consummation of a change-of-control transaction involving us or a dissolution or liquidation of our company. In February 2013, we received from Sanofi a notification under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 that it intends to acquire additional Common Stock through open market purchases and direct purchases from shareholders. If Sanofi, our other significant shareholders, or we sell substantial amounts of our Common Stock in the public market, or there is a perception that such sales may occur, the market price of our Common Stock could fall. Sales of Common Stock by our significant shareholders, including Sanofi, also might make it more difficult for us to raise funds by selling equity or equity-related securities in the future at a time and price that we deem appropriate.
Our existing shareholders may be able to exert significant influence over matters requiring shareholder approval and over our management.
Holders of Class A Stock, who are generally the shareholders who purchased their stock from us before our initial public offering, are entitled to ten votes per share, while holders of Common Stock are entitled to one vote per share. As of July 17, 2014, holders of Class A Stock held 16.7% of the combined voting power of all shares of Common Stock and Class A Stock then outstanding. These shareholders, if acting together, would be in a position to significantly influence the election of our directors and the vote on certain corporate transactions that require majority or supermajority approval of the combined classes, including mergers and other business combinations. This may result in our taking corporate actions that other shareholders may not consider to be in their best interest and may affect the price of our Common Stock. As of July17, 2014:

•
our current executive officers and directors beneficially owned 10.1% of our outstanding shares of Common Stock, assuming conversion of their Class A Stock into Common Stock and the exercise of all options held by such persons which are exercisable within 60 days of July 17, 2014, and 22.0% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by such persons which are exercisable within 60 days of July 17, 2014; and

•
our five largest shareholders plus Dr. Schleifer, our Chief Executive Officer, beneficially owned approximately 46.7% of our outstanding shares of Common Stock, assuming, in the case of our Chief Executive Officer, the conversion of his Class A Stock into Common Stock and the exercise of all options held by him which are exercisable within 60 days of July 17, 2014. In addition, these five shareholders plus our Chief Executive Officer held approximately 52.6% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by our Chief Executive Officer which are exercisable within 60 days of July 17, 2014.

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
In connection with our offering of our 1.875% convertible senior notes due October 1, 2016, we entered into convertible note hedge transactions with four financial institutions (the hedge counterparties), the purpose of which was to reduce the potential dilution to our Common Stock and/or offset potential cash payments in excess of the principal amount of the notes (as applicable) upon conversion of the notes. In the event that the hedge counterparties fail to deliver shares to us or potential cash payments (as applicable) as required under the convertible note hedge documents, we would not receive the benefit of such transactions. Separately, we also entered into warrant transactions with the hedge counterparties. The warrant transactions could separately have a dilutive effect from the issuance of Common Stock pursuant to the warrants.
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

In addition, our Change in Control Severance Plan and the employment agreement with our Chief Executive Officer provide for severance benefits in the event of termination as a result of a change in control of our company. Also, stock options issued under our Second Amended and Restated 2000 Long-Term Incentive Plan and our 2014 Long-Term Incentive Plan may become fully vested in connection with a “change in control” of our company, as defined in the plans. Further, under the amended and restated investor agreement between us and Sanofi, we are required under certain circumstances to appoint an individual agreed upon by us and Sanofi to our board of directors, as described above under "Our existing shareholders may be able to exert significant influence over matters requiring shareholder approval and over our management." These contractual provisions may also have the effect of deterring, delaying, or preventing an acquisition or other change in control.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In the second quarter of 2014, $61.1 million principal amount (of the $400.0 million outstanding principal amount) of our 1.875% convertible senior notes was surrendered for conversion. We had issued and sold the notes in October 2011 in a private placement in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. In accordance with the terms of the notes, we elected to settle these conversion obligations through a combination of cash, in an amount equal to the principal amount of the converted notes, and shares of our Common Stock in respect of any amounts due in excess thereof. Consequently, upon settlement of the notes on June 6, June 16, and June 30, 2014, we paid an aggregate of $61.1 million in cash and issued an aggregate of 521,876 shares of our Common Stock to the holders of the notes surrendered for conversion. In connection with these conversions, we exercised a proportionate amount of our convertible note hedges, as a result of which we received from our hedge counterparties 521,876 shares of our Common Stock, which was equivalent to the number of shares we were required to issue to settle the non-cash portion of the note conversions described above. Following these conversions, $338.9 million aggregate principal amount of the notes remained outstanding.

ITEM 6. EXHIBITS
(a)     Exhibits

Exhibit Number	Description
10.1+	(a)	Regeneron Pharmaceuticals, Inc. 2014 Long-Term Incentive Plan.
10.2+	(b)	Form of stock option agreement and related notice of grant for use in connection with the grant of non-qualified stock options to the Registrant’s executive officers.
10.3+	(c)	Form of stock option agreement and related notice of grant for use in connection with the grant of incentive stock options to the Registrant’s executive officers.
10.4+	(d)	Form of restricted stock award agreement and related notice of grant for use in connection with the grant of restricted stock awards to the Registrant’s executive officers.
10.5+	(e)	Form of stock option agreement and related notice of grant for use in connection with the grant of non-qualified stock options to the Registrant’s non-employee directors.
10.6
Amendment, dated as of May 13, 2014, to the Master Terms and Conditions for Warrants, dated as of October 18, 2011, as supplemented by a confirmation dated October 18, 2011, between Citibank, N.A. and the Registrant.

10.7
Amendment, dated as of May 14, 2014, to the Master Terms and Conditions for Warrants, dated as of October 18, 2011, as supplemented by a confirmation dated October 18, 2011, between Credit Suisse Capital LLC (as assignee of Credit Suisse International) and the Registrant.

10.8
Amendment, dated as of May 15, 2014, to the Master Terms and Conditions for Warrants, dated as of October 18, 2011, as supplemented by a confirmation dated October 18, 2011, between Goldman, Sachs & Co. and the Registrant.

10.9
Amendment, dated as of May 16, 2014, to the Master Terms and Conditions for Warrants, dated as of October 18, 2011, as supplemented by a confirmation dated October 18, 2011, between Morgan Stanley & Co. International plc and the Registrant.

31.1		Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2		Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32		Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
101		Interactive Data File
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema
101.CAL		XBRL Taxonomy Extension Calculation Linkbase
101.DEF		XBRL Taxonomy Extension Definition Document
101.LAB		XBRL Taxonomy Extension Label Linkbase
101.PRE		XBRL Taxonomy Extension Presentation Linkbase
__________________________

+ Indicates a management contract or compensatory plan or arrangement.
(a) Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 for Regeneron Pharmaceuticals, Inc., filed June 16, 2014.
(b) Incorporated by reference to Exhibit 10.1 to the Form 8-K for Regeneron Pharmaceuticals, Inc., filed June 18, 2014.
(c) Incorporated by reference to Exhibit 10.2 to the Form 8-K for Regeneron Pharmaceuticals, Inc., filed June 18, 2014.
(d) Incorporated by reference to Exhibit 10.3 to the Form 8-K for Regeneron Pharmaceuticals, Inc., filed June 18, 2014.
(e) Incorporated by reference to Exhibit 10.4 to the Form 8-K for Regeneron Pharmaceuticals, Inc., filed June 18, 2014.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGENERON PHARMACEUTICALS, INC.

Date:	August 5, 2014	By:	/s/ Robert E. Landry

Robert E. Landry
Senior Vice President, Finance and
Chief Financial Officer
(Duly Authorized Officer)