Form 10-Q
period 2014-09-30
REGENERON PHARMACEUTICALS INC
filed 2014-11-04
CIK 872589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

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

Large accelerated filer	X		Accelerated filer
Non-accelerated filer		(Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Number of shares outstanding of each of the registrant’s classes of common stock as of October 16, 2014:

Class of Common Stock	Number of Shares
Class A Stock, $.001 par value	1,973,368
Common Stock, $.001 par value	99,691,909

REGENERON PHARMACEUTICALS, INC.
QUARTERLY REPORT ON FORM 10-Q

"ARCALYST®", "EYLEA®", "ZALTRAP®", "VelocImmune®", "VelociGene®", "VelociMouse®", "VelociMab®", and "VelociSuite®" are trademarks of Regeneron Pharmaceuticals, Inc. Trademarks and trade names of other companies appearing in this report are, to the knowledge of Regeneron Pharmaceuticals, Inc., the property of their respective owners.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except share data)

	September 30,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$646,554	$535,608
Marketable securities	395,650	158,376
Accounts receivable - trade, net	673,915	787,071
Accounts receivable from Sanofi	110,720	104,707
Accounts receivable from Bayer HealthCare	142,619	63,189
Inventories	120,317	70,354
Deferred tax assets	49,005	44,677
Prepaid expenses and other current assets	61,732	32,952
Total current assets	2,200,512	1,796,934

Marketable securities	453,443	389,891
Property, plant, and equipment, at cost, net of accumulated depreciation and amortization	818,967	526,983
Deferred tax assets	263,081	231,878
Other assets	3,416	5,327
Total assets	$3,739,419	$2,951,013

LIABILITIES and STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$337,976	$250,896
Deferred revenue from Sanofi, current portion	13,368	12,815
Deferred revenue - other, current portion	57,604	34,185
Facility lease obligations, current portion	1,252	939
Total current liabilities	410,200	298,835

Deferred revenue from Sanofi	75,283	76,522
Deferred revenue - other	114,339	107,677
Facility lease obligations	276,112	184,258
Convertible senior notes	287,950	320,315
Other long-term liabilities	23,747	11,330
Total liabilities	1,187,631	998,937

Stockholders' equity:
Preferred stock, $.01 par value; 30,000,000 shares authorized; issued and outstanding - none	—	—
Class A Stock, convertible, $.001 par value; 40,000,000 shares authorized; shares issued and outstanding - 1,973,368 in 2014 and 2,020,481 in 2013	2	2
Common Stock, $.001 par value; 160,000,000 shares authorized; shares issued and outstanding - 100,195,822 in 2014 and 97,666,814 in 2013	100	97
Additional paid-in capital	2,423,434	2,045,857
Retained earnings (accumulated deficit)	145,206	(92,692)
Accumulated other comprehensive income (loss)	26,895	(1,188)
Treasury stock, at cost; 521,892 shares in 2014 and none in 2013	(43,849)	—
Total stockholders' equity	2,551,788	1,952,076
Total liabilities and stockholders' equity	$3,739,419	$2,951,013

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Statements of Operations
Revenues:
Net product sales	$448,844	$367,118	$1,229,244	$1,019,751
Sanofi collaboration revenue	132,925	134,359	406,028	319,161
Bayer HealthCare collaboration revenue	135,853	88,583	358,460	134,594
Technology licensing and other revenue	8,166	6,967	23,496	20,827
	725,788	597,027	2,017,228	1,494,333

Expenses:
Research and development	337,728	224,045	919,608	591,807
Selling, general, and administrative	149,748	97,607	361,012	247,330
Cost of goods sold	33,655	28,253	91,073	83,557
Cost of collaboration manufacturing	21,938	10,320	54,471	23,684
	543,069	360,225	1,426,164	946,378

Income from operations	182,719	236,802	591,064	547,955

Other income (expense):
Investment and other income	2,591	618	5,205	2,028
Interest expense	(9,232)	(11,736)	(31,022)	(34,776)
Loss on extinguishment of debt	—	—	(10,787)	—
	(6,641)	(11,118)	(36,604)	(32,748)

Income before income taxes	176,078	225,684	554,460	515,207

Income tax expense	(96,358)	(84,378)	(316,562)	(187,651)

Net income	$79,720	$141,306	$237,898	$327,556

Net income per share - basic	$0.79	$1.44	$2.37	$3.36
Net income per share - diluted	$0.70	$1.25	$2.10	$2.95

Weighted average shares outstanding - basic	100,796	98,226	100,325	97,602
Weighted average shares outstanding - diluted	117,423	116,713	113,203	115,554

Statements of Comprehensive Income
Net income	$79,720	$141,306	$237,898	$327,556
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of tax	22,632	578	28,083	(1,685)
Comprehensive income	$102,352	$141,884	$265,981	$325,871

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
For the nine months ended September 30, 2014 and 2013
(In thousands)

	Class A Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance, December 31, 2013	2,020	$2	97,667	$97	$2,045,857	$(92,692)	—	—	$(1,188)	$1,952,076
Issuance of Common Stock in connection with exercise of stock options	—	—	2,460	3	79,695	—	—	—	—	79,698
Common Stock tendered upon exercise of stock options in connection with employee tax obligations	—	—	(526)	—	(175,866)	—	—	—	—	(175,866)
Issuance of Common Stock in connection with conversion of convertible senior notes	—	—	522	—	156,373	—	—	—	—	156,373
Issuance of Common Stock in connection with Company 401(k) Savings Plan contribution	—	—	21	—	—	—	—	—	—	—
Issuance of restricted Common Stock under Long-Term Incentive Plan	—	—	5	—	—	—	—	—	—	—
Conversion of Class A Stock to Common Stock	(47)	—	47	—	—	—	—	—	—	—
Stock-based compensation charges	—	—	—	—	229,692	—	—	—	—	229,692
Excess tax benefit from stock-based compensation	—	—	—	—	343,532	—	—	—	—	343,532
Acquisition of Common Stock in connection with exercise of convertible note hedges	—	—	—	—	43,849	—	(522)	$(43,849)	—	—
Reduction of warrants in connection with conversion of senior notes	—	—	—	—	(143,041)	—	—	—	—	(143,041)
Reduction of equity component of convertible senior notes	—	—	—	—	(156,657)	—	—	—	—	(156,657)
Net income	—	—	—	—	—	237,898	—	—	—	237,898
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	28,083	28,083
Balance, September 30, 2014	1,973	$2	100,196	$100	$2,423,434	$145,206	(522)	$(43,849)	$26,895	$2,551,788

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited) - Continued

	Class A Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance, December 31, 2012	2,069	$2	95,223	$95	$1,763,508	$(517,054)	—	—	$(1,166)	$1,245,385
Issuance of Common Stock in connection with exercise of stock options	—	—	2,641	3	42,622	—	—	—	—	42,625
Common Stock tendered upon exercise of stock options in connection with employee tax obligations	—	—	(597)	(1)	(166,357)	—	—	—	—	(166,358)
Issuance of Common Stock in connection with Company 401(k) Savings Plan contribution	—	—	38	—	—	—	—	—	—	—
Issuance of restricted Common Stock under Long-Term Incentive Plan	—	—	6	—	—	—	—	—	—	—
Conversion of Class A Stock to Common Stock	(40)	—	40	—	—	—	—	—	—	—
Stock-based compensation charges	—	—	—	—	144,808	—	—	—	—	144,808
Excess tax benefit from stock-based compensation	—	—	—	—	97,840	—	—	—	—	97,840
Net income	—	—	—	—	—	327,556	—	—	—	327,556
Other comprehensive loss	—	—	—	—	—	—	—	—	(1,685)	(1,685)
Balance, September 30, 2013	2,029	$2	97,351	$97	$1,882,421	$(189,498)	—	—	$(2,851)	$1,690,171

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine months ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$237,898	$327,556
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,551	29,912
Non-cash compensation expense	225,784	143,217
Non-cash interest expense	15,629	17,316
Loss on extinguishment of debt	10,787	—
Other non-cash charges and expenses, net	12,844	15,710
Deferred taxes	(50,466)	82,890
Changes in assets and liabilities:
Decrease (increase) in Sanofi, Bayer HealthCare, and trade accounts receivable	27,713	(350,809)
Increase in inventories	(50,917)	(36,742)
(Increase) decrease in prepaid expenses and other assets	(28,850)	3,738
Increase (decrease) in deferred revenue	29,395	(20,815)
Increase in accounts payable, accrued expenses, and other liabilities	76,506	94,894
Total adjustments	306,976	(20,689)
Net cash provided by operating activities	544,874	306,867

Cash flows from investing activities:
Purchases of marketable securities	(478,436)	(477,312)
Sales or maturities of marketable securities	216,478	319,152
Capital expenditures	(215,464)	(87,347)
Net cash used in investing activities	(477,422)	(245,507)

Cash flows from financing activities:
Payments in connection with facility and capital lease obligations	(810)	(1,625)
Repayments of convertible senior notes	(61,125)	—
Payments in connection with reduction of outstanding warrants	(143,041)	—
Proceeds from issuance of Common Stock	80,804	41,718
Payments in connection with Common Stock tendered for employee tax obligations	(175,866)	(166,358)
Excess tax benefit from stock-based compensation	343,532	97,840
Net cash provided by (used in) financing activities	43,494	(28,425)

Net increase in cash and cash equivalents	110,946	32,935

Cash and cash equivalents at beginning of period	535,608	230,276

Cash and cash equivalents at end of period	$646,554	$263,211

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
2. Product Sales
EYLEA® net product sales in the United States totaled $445.0 million and $363.1 million for the three months ended September 30, 2014 and 2013, respectively, and $1,218.8 million and $1,006.8 million for the nine months ended September 30, 2014 and 2013, respectively. In addition, ARCALYST® net product sales totaled $3.8 million and $4.0 million for the three months ended September 30, 2014 and 2013, respectively, and $10.4 million and $12.9 million for the nine months ended September 30, 2014 and 2013, respectively.
The Company recorded 72% and 75% for the three months ended September 30, 2014 and 2013, respectively, and 75% and 76% for the nine months ended September 30, 2014 and 2013, respectively, of its total gross product revenue from sales to Besse Medical, a subsidiary of AmerisourceBergen Corporation.
Revenue from product sales is recorded net of applicable provisions for rebates and chargebacks under governmental programs, distribution-related fees, prompt pay discounts, and other sales-related deductions. The following table summarizes the provisions, and credits/payments, for these sales-related deductions during the nine months ended September 30, 2014.

	Rebates & Chargebacks	Distribution- Related Fees	Other Sales- Related Deductions	Total
Balance as of December 31, 2013	$4,400	$19,663	$538	$24,601
Provision related to current period sales	23,265	53,689	1,202	78,156
Credits/payments	(23,873)	(54,878)	(1,211)	(79,962)
Balance as of September 30, 2014	$3,792	$18,474	$529	$22,795
Under the provisions of the Patient Protection and Affordable Care Act ("PPACA") and the Health Care and Education Reconciliation Act of 2010, a non-tax deductible annual fee (the "Branded Prescription Drug Fee") is imposed on pharmaceutical manufacturers that sell branded prescription drugs to specified government programs. The legislation imposed an annual fee on companies for each calendar year beginning in 2011. This fee is allocated to companies based on their prior year market share of total branded prescription drug sales into these government programs. Orphan drugs sales, including ARCALYST, are not subject to the fee. In July 2014, the Internal Revenue Service ("IRS") issued final regulations that provide guidance on the Branded Prescription Drug Fee. The final regulations differ in some respects from the temporary regulations issued by the IRS in 2011, including that a company is liable for the fee based on its branded prescription drug sales in the current year, instead of the liability only being applicable upon the first qualifying branded prescription drug sale of the following fee year under the temporary regulations. As a result of the issuance of these final IRS regulations, the Company will record an estimate of the fee in the same period in which its qualifying branded prescription drug sales occur. Therefore, in the third quarter of 2014, an incremental charge was recorded to (i) recognize a liability for the estimated fee payable based on 2014 sales through the first nine months of 2014, and (ii) expense the remaining prepaid asset recorded under the previous accounting for the estimated fee payable based on 2013

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

sales. The impact of the incremental charge in the third quarter was $40.6 million, which was included in selling, general, and administrative expenses.
3. Collaboration Agreements
Sanofi
Sanofi collaboration revenue, as detailed below, consisted primarily of reimbursement for research and development expenses that the Company incurred, partly offset by sharing of pre-launch commercialization expenses in connection with the companies' antibody collaboration. In addition, Sanofi collaboration revenue for the nine months ended September 30, 2013 was reduced by two $10.0 million up-front payments to Sanofi in connection with the Company's acquisition from Sanofi of full exclusive rights to two families of novel antibodies, as described below.

	Three months ended September 30,
Sanofi Collaboration Revenue	2014	2013
ZALTRAP:
Regeneron's share of losses in connection with commercialization of ZALTRAP	$(1,008)	$(6,575)
Reimbursement of Regeneron research and development expenses	1,261	1,316
Other	756	2,625
Total ZALTRAP	1,009	(2,634)
Antibody:
Reimbursement of Regeneron research and development expenses	140,497	133,128
Regeneron's share of commercialization expenses	(12,830)	—
Other	4,249	3,865
Total Antibody	131,916	136,993
Total Sanofi collaboration revenue	$132,925	$134,359

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

	Nine months ended September 30,
Sanofi Collaboration Revenue	2014	2013
ZALTRAP:
Regeneron's share of losses in connection with commercialization of ZALTRAP	$(4,912)	$(22,581)
Reimbursement of Regeneron research and development expenses	3,691	5,497
Other	4,417	6,610
Total ZALTRAP	3,196	(10,474)
Antibody:
Reimbursement of Regeneron research and development expenses	405,212	338,027
Regeneron's share of commercialization expenses	(17,125)	—
Up-front payments to Sanofi for acquisition of rights related to two antibodies	—	(20,000)
Other	14,745	11,608
Total Antibody	402,832	329,635
Total Sanofi collaboration revenue	$406,028	$319,161
Sanofi commenced sales of ZALTRAP® (ziv-aflibercept) Injection for Intravenous Infusion, in combination with 5-fluorouracil, leucovorin, irinotecan ("FOLFIRI"), for patients with metastatic colorectal cancer that is resistant to or has progressed following an oxaliplatin-containing regimen, in the United States in the third quarter of 2012 and in certain European and other countries in the first quarter of 2013. The Company and Sanofi globally collaborate on the development and commercialization of ZALTRAP. Under the terms of the companies' September 2003 collaboration agreement, as amended, Regeneron and Sanofi share co-promotion rights and profits and losses on sales of ZALTRAP outside of Japan. The Company is entitled to receive a percentage of sales of ZALTRAP in Japan.
Under the Company's antibody collaboration agreement with Sanofi, agreed upon worldwide development expenses incurred by both companies during the term of the agreement are funded by Sanofi, except that following receipt of the first positive Phase 3 trial results for a co-developed drug candidate, which first occurred in the fourth quarter of 2013, subsequent Phase 3 trial-related costs for that drug candidate ("Shared Phase 3 Trial Costs") are shared 80% by Sanofi and 20% by Regeneron. Consequently, during the three and nine months ended September 30, 2014, the Company recognized as additional research and development expense $28.4 million and $81.3 million, respectively, of antibody development expenses that the Company was obligated to reimburse to Sanofi related to alirocumab and sarilumab.
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
In July 2014, in connection with the Company’s antibody collaboration with Sanofi, the Company purchased a U.S. Food and Drug Administration ("FDA") priority review voucher from a third party for $67.5 million. The Company and Sanofi equally

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

shared the priority review voucher's purchase price, and the Company's share of the cost, or $33.8 million, was recorded as a research and development expense during the third quarter of 2014. The Company subsequently transferred the voucher to Sanofi, which intends to use the priority review voucher in connection with a planned Biologics License Application submission to the FDA for alirocumab.
Bayer HealthCare LLC
The Company and Bayer HealthCare globally collaborate on the development and commercialization of EYLEA outside of the United States. Bayer HealthCare commenced sales of EYLEA outside the United States for the treatment of wet AMD in the fourth quarter of 2012, for the treatment of macular edema secondary to CRVO in the fourth quarter of 2013, and for the treatment of DME in the third quarter of 2014. In addition, in January 2014, the Company entered into a license and collaboration agreement with Bayer HealthCare governing the joint development and commercialization outside the United States of an antibody product candidate to Platelet Derived Growth Factor Receptor Beta (PDGFR-beta).
The collaboration revenue the Company earned from Bayer HealthCare is detailed below:

	Three months ended September 30,
Bayer HealthCare Collaboration Revenue	2014	2013
EYLEA:
Regeneron's net profit in connection with commercialization of EYLEA outside the United States	$85,351	$31,769
Sales and substantive development milestones	30,000	45,000
Cost-sharing of Regeneron EYLEA development expenses	4,394	3,739
Other	12,745	8,075
Total EYLEA	132,490	88,583
PDGFR-beta antibody:
Cost-sharing of REGN2176-3 development expenses	518	—
Other	2,845	—
Total PDGFR-beta	3,363	—
Total Bayer HealthCare collaboration revenue	$135,853	$88,583

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

	Nine months ended September 30,
Bayer HealthCare Collaboration Revenue	2014	2013
EYLEA:
Regeneron's net profit in connection with commercialization of EYLEA outside the United States	$213,291	$57,186
Sales and substantive development milestones	75,000	45,000
Cost-sharing of Regeneron EYLEA development expenses	26,235	13,207
Other	34,490	19,201
Total EYLEA	349,016	134,594
PDGFR-beta antibody:
Cost-sharing of REGN2176-3 development expenses	1,657	—
Other	7,787	—
Total PDGFR-beta	9,444	—
Total Bayer HealthCare collaboration revenue	$358,460	$134,594
EYLEA
During the nine months ended September 30, 2014, the Company earned, and recorded as revenue, five $15.0 million sales milestones (two of which were recorded in the third quarter of 2014) from Bayer HealthCare upon total aggregate net sales of EYLEA outside the United States exceeding $500 million, $600 million, $700 million, $800 million, and $900 million, respectively, over a twelve-month period. The Company is eligible to receive one additional $15.0 million sales milestone payment if twelve-month sales of EYLEA outside the United States exceed $1 billion. In addition, in connection with a November 2013 agreement under which Bayer HealthCare obtained rights to use certain of the Company’s EYLEA clinical data for a regulatory filing, the Company became eligible to receive up to $30.0 million in additional sales milestone payments if twelve-month sales of specific commercial supplies of EYLEA outside the United States achieve certain specified levels up to $200 million.
In January 2014, Bayer HealthCare decided to participate in the global development and commercialization of EYLEA outside the United States for the treatment of macular edema following branch retinal vein occlusion ("BRVO"). In connection with this decision, Bayer HealthCare reimbursed Regeneron $15.7 million for a defined share of the EYLEA global development costs that the Company had incurred prior to February 2014 for the BRVO indication, which was recognized as Bayer HealthCare collaboration revenue in the first quarter of 2014 and is included with "Cost-sharing of Regeneron EYLEA development expenses" for the nine months ended September 30, 2014 in the table above. In addition, all future agreed upon global EYLEA development expenses incurred in connection with BRVO are being shared equally, and any future profits or losses on sales of EYLEA outside of the United States for the treatment of macular edema following BRVO will also be shared (for countries other than Japan). The Company is entitled to receive a tiered percentage of EYLEA net sales in Japan.
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
Avalanche Biotechnologies, Inc.
In May 2014, the Company entered into a research collaboration and license agreement with Avalanche Biotechnologies, Inc. to discover, develop, and commercialize novel gene therapy products for the treatment of ophthalmologic diseases. In connection with the agreement, the Company made a $2.0 million upfront payment and a $6.0 million pre-payment of collaboration research costs, and is obligated to pay potential additional research costs, an aggregate amount of up to $80.0 million per product upon meeting certain potential development and regulatory milestones (for products directed to as many as eight therapeutic targets, or up to an aggregate of $640.0 million), and royalties on any future sales of such products. The Company also purchased an aggregate of $5.0 million of Avalanche preferred stock. Under the agreement, the Company will collaborate with Avalanche to conduct research for the discovery of novel gene therapy vectors. Subsequent to the filing of an Investigational New Drug application ("IND") with the FDA for a product candidate developed under the agreement, Regeneron may exercise its right to obtain exclusive worldwide rights to further research, develop, and commercialize such product candidates directed to the applicable therapeutic target. In addition, Avalanche has the option to share in development costs and profits for products directed toward up to two therapeutic targets of its choice.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

In July 2014, Avalanche commenced an initial public offering ("IPO") of its common stock and thereby triggered the Company's obligation under the research collaboration and license agreement to purchase up to $10.0 million of Avalanche common stock in a concurrent private placement. As part of the concurrent private placement, the Company purchased from Avalanche at the closing of the IPO 588,235 shares of Avalanche common stock for an aggregate purchase price of $10.0 million. In addition, at the closing of the IPO, Avalanche preferred stock, including the Avalanche preferred stock held by the Company, automatically converted on a one-for-one basis into Avalanche common stock.
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

	Three months ended September 30,
	2014	2013
Net income - basic	$79,720	$141,306
Effective of dilutive securities:
Convertible senior notes - interest expense related to contractual coupon interest rate and amortization of discount and note issuance costs	2,803	4,678
Net income - diluted	$82,523	$145,984

(Shares in thousands)
Weighted average shares - basic	100,796	98,226
Effect of dilutive securities:
Stock options	9,377	10,379
Restricted stock	430	462
Convertible senior notes	4,033	4,761
Warrants	2,787	2,885
Dilutive potential shares	16,627	18,487
Weighted average shares - diluted	117,423	116,713

Net income per share - basic	$0.79	$1.44
Net income per share - diluted	$0.70	$1.25

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

	Nine months ended September 30,
	2014	2013
Net income - basic	$237,898	$327,556
Effective of dilutive securities:
Convertible senior notes - interest expense related to contractual coupon interest rate and amortization of discount and note issuance costs	—	13,857
Net income - diluted	$237,898	$341,413

(Shares in thousands)
Weighted average shares - basic	100,325	97,602
Effect of dilutive securities:
Stock options	9,515	10,220
Restricted stock	413	415
Convertible senior notes	—	4,761
Warrants	2,950	2,556
Dilutive potential shares	12,878	17,952
Weighted average shares - diluted	113,203	115,554

Net income per share - basic	$2.37	$3.36
Net income per share - diluted	$2.10	$2.95
Shares which have been excluded from the September 30, 2014 and 2013 diluted per share amounts because their effect would have been antidilutive include the following:

	Three months ended September 30,
(Shares in thousands)	2014	2013
Stock options	1,227	135

	Nine months ended September 30,
(Shares in thousands)	2014	2013
Stock options	3,741	1,265
Convertible senior notes	4,483	—

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

5. Marketable Securities
Marketable securities at September 30, 2014 and December 31, 2013 consist of both debt securities issued by investment grade institutions as well as equity securities. The Company also held restricted marketable securities as of September 30, 2014, consisting of the Company's investment in Avalanche common shares (see Note 3), which are subject to customary transfer restrictions until January 2015 under a lock-up agreement with the underwriters of Avalanche's IPO.
The following tables summarize the Company's investments in marketable securities at September 30, 2014 and December 31, 2013.

	Amortized	Unrealized		Fair
At September 30, 2014	Cost Basis	Gains	Losses	Value
Unrestricted
U.S. government and government agency obligations	$51,059	$71	$(1)	$51,129
Corporate bonds	696,149	574	(1,131)	695,592
Municipal bonds	42,756	94	(8)	42,842
Equity securities	1,166	3,933	—	5,099
	791,130	4,672	(1,140)	794,662
Restricted
Equity securities	15,000	39,431	—	54,431
	$806,130	$44,103	$(1,140)	$849,093

At December 31, 2013
Unrestricted
U.S. government and government agency obligations	$107,493	$55	$(27)	$107,521
Corporate bonds	369,321	233	(361)	369,193
Commercial paper	23,891	53	—	23,944
Municipal bonds	36,935	45	(59)	36,921
International government agency obligations	2,007	1	—	2,008
Certificates of deposit	7,509	5	—	7,514
Equity securities	1,166	—	—	1,166
	$548,322	$392	$(447)	$548,267

The Company classifies its debt security investments based on their contractual maturity dates. The debt securities listed at September 30, 2014 mature at various dates through August 2024. The fair values of debt security investments by contractual maturity as of September 30, 2014 and December 31, 2013 consist of the following:

	September 30, 2014	December 31, 2013
Maturities within one year	$287,739	$158,376
Maturities after one year through five years	496,700	383,410
Maturities after five years through ten years	5,124	4,138
Maturities after ten years	—	1,177
	$789,563	$547,101

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

The following table shows the fair value of the Company’s marketable securities that have unrealized losses and that are deemed to be only temporarily impaired, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at September 30, 2014 and December 31, 2013.

	Less than 12 Months		12 Months or Greater		Total
At September 30, 2014	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government and government agency obligations	$1,401	$(1)	—	—	$1,401	$(1)
Corporate bonds	343,835	(1,131)	—	—	343,835	(1,131)
Municipal bonds	10,502	(8)	—	—	10,502	(8)
	$355,738	$(1,140)	—	—	$355,738	$(1,140)

At December 31, 2013
U.S. government and government agency obligations	$49,241	$(27)	—	—	$49,241	$(27)
Corporate bonds	176,140	(361)	—	—	176,140	(361)
Municipal bonds	14,431	(59)	—	—	14,431	(59)
	$239,812	$(447)	—	—	$239,812	$(447)
Realized gains and losses are included as a component of investment income. For both the three and nine months ended September 30, 2014, total realized gains and losses on sales of marketable securities were not material. For both the three and nine months ended September 30, 2013, total realized gains on sales of marketable securities were $0.5 million and $1.0 million, respectively, and there were no realized losses. Changes in the Company's accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2014 and 2013 related to unrealized gains and losses on available-for-sale marketable securities. For the three and nine months ended September 30, 2014 and 2013, amounts reclassified from accumulated other comprehensive income (loss) into investment income in the Company's Statements of Operations were related to realized gains and losses on sales of marketable securities.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

6. Fair Value Measurements
The Company’s assets that are measured at fair value on a recurring basis, at September 30, 2014 and December 31, 2013, consist of the following:

		Fair Value Measurements at Reporting Date Using
At September 30, 2014	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Available-for-sale marketable securities:
Unrestricted
U.S. government and government agency obligations	$51,129	—	$51,129
Corporate bonds	695,592	—	695,592
Municipal bonds	42,842	—	42,842
Equity securities	5,099	$5,099	—
	794,662	5,099	789,563
Restricted
Equity securities	54,431	—	54,431
	$849,093	$5,099	$843,994

At December 31, 2013
Available-for-sale marketable securities:
Unrestricted
U.S. government and government agency obligations	$107,521	—	$107,521
Corporate bonds	369,193	—	369,193
Commercial paper	23,944	—	23,944
Municipal bonds	36,921	—	36,921
International government agency obligations	2,008	—	2,008
Certificates of deposit	7,514	—	7,514
Equity securities	1,166	$1,166	—
	$548,267	$1,166	$547,101
Marketable securities included in Level 2 are valued using quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, or model-based valuations in which significant inputs used are observable. The Company considers market liquidity in determining the fair value for these securities. The Company did not record any charges for other-than-temporary impairment of its Level 2 marketable securities during the three and nine months ended September 30, 2014 and 2013.
During the three months ended September 30, 2013, the Company sold a Level 3 marketable security and realized a $0.4 million gain on its sale. There were no other sales, or purchases or maturities of, Level 3 marketable securities and no unrealized gains or losses related to Level 3 marketable securities for the three and nine months ended September 30, 2014 and 2013. There were no transfers of marketable securities between Levels 1, 2, or 3 classifications during the three and nine months ended September 30, 2014 and 2013.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

As of September 30, 2014 and December 31, 2013, the Company had $338.9 million and $400.0 million, respectively, in aggregate principal amount of 1.875% convertible senior notes (the "Notes") that will mature on October 1, 2016 unless earlier converted or repurchased. As described in Note 9, a portion of the Notes was surrendered for conversion during the second quarter of 2014. The fair value of the outstanding Notes was estimated to be $1,433.8 million and $1,327.2 million as of September 30, 2014 and December 31, 2013, respectively, and was determined based on Level 2 inputs, such as market and observable sources.
7. Inventories
Inventories consist of the following:

	September 30,	December 31,
	2014	2013
Raw materials	$10,170	$9,120
Work-in-process	70,965	35,868
Finished goods	11,368	14,352
Deferred costs	27,814	11,014
	$120,317	$70,354
Deferred costs represent the costs of product manufactured and shipped to the Company's collaborators for which recognition of revenue has been deferred. For the three months ended September 30, 2014, cost of goods sold included inventory write-downs and reserves totaling $1.6 million; such amounts were not material for the three months ended September 30, 2013. For the nine months ended September 30, 2014 and 2013, cost of goods sold included inventory write-downs and reserves totaling $3.5 million and $4.8 million, respectively.
8. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

	September 30,	December 31,
	2014	2013
Accounts payable	$47,342	$61,936
Accrued payroll and related costs	75,159	69,429
Accrued clinical trial expense	45,384	23,654
Accrued sales-related charges, deductions, and royalties	114,408	66,855
Other accrued expenses and liabilities	55,683	29,022
	$337,976	$250,896
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

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

In connection with the initial offering of the Notes in October 2011, the Company entered into convertible note hedge and warrant transactions with multiple counterparties, which were recorded to additional paid-in capital. As a result of the Note conversions described above, in the second quarter of 2014 the Company exercised a proportionate amount of its convertible note hedges, for which the Company received 521,876 shares of Common Stock, which was equivalent to the number of shares the Company was required to issue to settle the non-cash portion of the related Note conversions. The shares received were recorded as Treasury Stock, at cost, in the Company's Balance Sheet and Statement of Stockholders' Equity.
Also during the second quarter of 2014, the Company entered into agreements to reduce the number of warrants held by each of the warrant holders in proportion to the amount of Notes converted. Pursuant to the agreements, the Company paid an aggregate amount of $143.0 million to the warrant holders to reduce the maximum number of shares of Common Stock issuable upon exercise of the warrants from 4,760,840 to 4,033,324 (subject to adjustment from time to time as provided in the applicable warrant agreements). The remaining warrants expire, and will be exercisable, at various dates during 2017.
In October 2014, the Company received notification that an additional $160.8 million principal amount of the Notes were surrendered for conversion, and settlement is anticipated during the fourth quarter of 2014. The Company elected to settle these conversion obligations through a combination of cash and shares (total payment will be based on the average of the volume-weighted-average prices of the Common Stock during the 40 trading-day cash settlement averaging period specified in the indenture governing the Notes). In connection with these Note conversions, the Company exercised a proportionate amount of its convertible note hedges, for which the Company expects to receive shares of Common Stock equivalent to the number of shares the Company will be required to issue to settle the non-cash portion of the related Note conversions.
10. Income Taxes
The Company is subject to U.S. federal, state, and foreign income taxes. The Company recorded an income tax provision in its Statement of Operations of $96.4 million and $84.4 million for the three months ended September 30, 2014 and 2013, respectively, and $316.6 million and $187.7 million for the nine months ended September 30, 2014 and 2013, respectively. The Company's effective tax rate was 54.7% and 37.4% for the three months ended September 30, 2014 and 2013, respectively, and 57.1% and 36.4% for the nine months ended September 30, 2014 and 2013, respectively. The Company's effective tax rate for the three and nine months ended September 30, 2014 was negatively impacted by losses incurred in foreign jurisdictions with rates lower than the federal statutory rate, the incremental charge related to the non-tax deductible Branded Prescription Drug Fee (see Note 2), and expiration at the end of 2013 of the federal tax credit for increased research activities. In addition, the Company's effective tax rate for the nine months ended September 30, 2014 was negatively impacted by New York State tax legislation enacted in the first quarter of 2014. This tax legislation reduced the New York State income tax rate to zero percent for "qualified manufacturers", including Regeneron, effective in 2014; however, it also resulted in the Company reducing its related deferred tax assets as a discrete item in the first quarter of 2014. As a result, this tax legislation caused a net increase in the Company's effective tax rate of 2.2% for the nine months ended September 30, 2014.
The Company's effective tax rate for the nine months ended September 30, 2013 included, as a discrete item in the first quarter of 2013, the favorable impact of the enactment of The American Taxpayer Relief Act in January 2013. The American Taxpayer Relief Act included a provision to extend the income tax credit for increased research activities retroactively to the tax year ended December 31, 2012, as well as for 2013. As a result, the Company's 2012 research tax credit reduced its effective tax rate for the nine months ended September 30, 2013 by 4.3%.
The Company also recorded an income tax provision in its Statement of Comprehensive Income of $13.5 million and $14.9 million for the three and nine months ended September 30, 2014, respectively, in connection with the Company’s unrealized gains on “available-for-sale” marketable securities. For both the three and nine months ended September 30, 2013, no such income tax provision or benefit was required in connection with the Company’s unrealized gains (losses) on “available-for-sale” marketable securities.
Tax years subsequent to 2010 remain open to examination by federal tax authorities. The Company's 2011 federal income tax return is currently under audit by the IRS. During the second quarter of 2014, New York State tax authorities finalized their audit of the Company's 2009, 2010, and 2011 business corporation franchise tax returns with no adjustments.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

11. Statement of Cash Flows
Supplemental disclosure of non-cash investing and financing activities:
Included in accounts payable and accrued expenses at September 30, 2014 and December 31, 2013 were $38.6 million and $16.1 million, respectively, of accrued capital expenditures primarily in connection with renovation of the Company's new Limerick, Ireland facility and expansion and renovations in its Rensselaer, New York manufacturing facilities. Included in accounts payable and accrued expenses at September 30, 2013 and December 31, 2012 were $18.4 million and $8.6 million, respectively, of accrued capital expenditures.
Pursuant to the application of authoritative guidance issued by the Financial Accounting Standards Board ("FASB") to the Company's lease of office and laboratory facilities in Tarrytown, New York, the Company recognized a facility lease obligation of $92.6 million and $7.7 million during the nine months ended September 30, 2014 and 2013, respectively, in connection with capitalizing, on the Company's books, the landlord's costs of constructing new facilities that the Company has leased. In addition, included in property, plant, and equipment at September 30, 2014 and September 30, 2013 were $4.5 million and $1.0 million of capitalized interest for the nine months ended September 30, 2014 and September 30, 2013, respectively, as the related facilities are currently under construction.
12. Legal Matters
From time to time, the Company is a party to legal proceedings in the course of the Company's business. Costs associated with the Company's involvement in legal proceedings are expensed as incurred.
Proceedings Relating to ‘287 Patent and '018 Patent
The Company is a party to patent infringement litigation involving its European Patent No. 1,360,287 (the "'287 Patent") and its U.S. Patent No. 8,502,018 (the "'018 Patent"), both of which concern genetically altered mice capable of producing chimeric antibodies that are part human and part mouse. Chimeric antibody sequences can be used to produce high-affinity fully human monoclonal antibodies. In these proceedings (the "'287 Patent Infringement Litigation" and "'018 Patent Infringement Litigation," respectively), the Company claims infringement of several claims of the '287 Patent and the '018 Patent (as applicable), and seeks, among other types of relief, an injunction and an account of profits in connection with the defendants' infringing acts, which may include, among other things, the making, use, keeping, sale, or offer for sale of genetically engineered mice (or certain cells from which they are derived) that infringe one or more claims of the '287 Patent and the '018 Patent (as applicable). With respect to the '018 Patent Infringement Litigation against Ablexis, LLC, on October 31, 2014, the Company and Ablexis reached a confidential settlement and filed a joint stipulation dismissing the action with prejudice. As the '287 Patent Infringement Litigation and remaining '018 Patent Infringement Litigation proceedings are at an early stage, at this time the Company is not able to predict the outcome of, or an estimate of gain, if any, related to, these proceedings.
Proceedings Relating to PCSK9 Antibody (Alirocumab)
On October 17, 2014 and October 28, 2014, Amgen Inc. filed lawsuits against Regeneron, Sanofi, Aventisub LLC, and Aventis Pharmaceuticals, Inc. in the United States District Court for the District of Delaware seeking an injunction to prevent Regeneron and the other defendants from making, using, offering to sell, or selling within the United States (as well as importing into the United States) alirocumab, the antibody to PCSK9 for LDL cholesterol reduction Regeneron is jointly developing with Sanofi. In the complaints, Amgen asserts U.S. Patent Nos. 8,563,698, 8,829,165, and 8,859,741 and U.S. Patent Nos. 8,871,913 and 8,871,914, respectively. Amgen also seeks a judgment of patent infringement of the asserted patents, monetary damages (together with interest), costs and expenses of the lawsuits, and attorneys’ fees. This matter has not yet progressed sufficiently through discovery and/or development of important factual information and legal issues to enable the Company to estimate a range of possible loss, if any.

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
Our total revenues were $725.8 million in the third quarter and $2,017.2 million in the first nine months of 2014, compared to $597.0 million in the third quarter and $1,494.3 million in the first nine months of 2013. Our net income was $79.7 million, or $0.70 per diluted share, in the third quarter and $237.9 million, or $2.10 per diluted share, in the first nine months of 2014, compared to net income of $141.3 million, or $1.25 per diluted share, in the third quarter and $327.6 million, or $2.95 per diluted share, in the first nine months of 2013. Refer to the "Results of Operations" section below for further details of our financial results.
We currently have three marketed products:

•
EYLEA (aflibercept) Injection, known in the scientific literature as VEGF Trap-Eye, which is available in the United States, European Union (EU), Japan, and certain other countries outside the United States for the treatment of neovascular age-related macular degeneration (wet AMD) and macular edema following central retinal vein occlusion (CRVO). In July 2014, the U.S. Food and Drug Administration (FDA) approved EYLEA for the treatment of diabetic macular edema (DME), and in August 2014, the European Commission approved EYLEA for the treatment of visual impairment due to DME. In September 2014, the Japanese Ministry of Health, Labour and Welfare (MHLW) approved EYLEA for myopic choroidal neovascularization (mCNV). In October 2014, the FDA approved EYLEA for the treatment of macular edema following retinal vein occlusion (RVO), which includes macular edema following branch retinal vein occlusion (BRVO). We are collaborating with Bayer HealthCare on the global development and commercialization of EYLEA outside the United States. Regulatory applications have been submitted for EYLEA in Japan, and certain markets within Asia Pacific and Latin America for the treatment of DME, and in Europe and Japan for the treatment of macular edema following BRVO.

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

We have 18 product candidates in clinical development, all of which were discovered in our research laboratories. These consist of two Trap-based clinical programs and 16 fully human monoclonal antibody product candidates, as summarized below. Each of the antibodies in the table below was generated using our VelocImmune® technology.

Trap-based Clinical Programs
EYLEA
In Phase 3 clinical development for the treatment of wet AMD (Asia) and DME in collaboration with Bayer HealthCare. As described below, EYLEA is also being studied in combination with (i) an antibody to Platelet Derived Growth Factor Receptor Beta (PDGFR-beta), and (ii) an antibody to angiopoietin-2 (Ang2).

ZALTRAP
In Phase 3 clinical development in metastatic colorectal cancer in the Asia-Pacific region (in collaboration with Sanofi).
Antibody-based Clinical Programs in Collaboration with Sanofi
Alirocumab (REGN727)
Antibody to Proprotein Convertase Subtilisin/Kexin type 9 (PCSK9). In Phase 3 clinical development for low-density lipoprotein (LDL) cholesterol reduction and for the prevention of cardiovascular events.

Sarilumab (REGN88)
Antibody to the interleukin-6 receptor (IL-6R). In clinical development in rheumatoid arthritis (Phase 3) and non-infectious uveitis (Phase 2).
Dupilumab (REGN668)
Antibody to the interleukin-4 receptor (IL-4R) alpha subunit. In clinical development in atopic dermatitis (Phase 3), asthma (Phase 2b), and chronic sinusitis with nasal polyps (CSwNP) (Phase 2).
REGN1033
Antibody to myostatin (GDF8). In Phase 2 clinical development in skeletal muscle disorders.
Nesvacumab (REGN910)
Antibody to Ang2, a novel angiogenesis target. In Phase 1 clinical development in oncology. Currently on partial clinical hold by the FDA for systemic use in oncology.
REGN2222
Antibody against respiratory syncytial virus (RSV). Phase 1 clinical study initiated in the second quarter of 2014.
Antibody-based Clinical Programs in Collaboration with Bayer HealthCare
REGN2176-3
Combination product comprised of an antibody to PDGFR-beta co-formulated with EYLEA for use in ophthalmology, via intravitreal administration. Phase 1 clinical study for the treatment of wet AMD initiated in the first quarter of 2014.

Antibody-based Clinical Programs Developing Independently
REGN1908-1909*
Antibody combination in Phase 1/Phase 2 clinical development against allergic disease.
REGN1400
Antibody to ErbB3. In Phase 1 clinical development in oncology.
REGN1154*
Antibody against an undisclosed target. Phase 1 clinical study in Australia completed.
REGN1500*
Antibody to Angptl-3 in Phase 1 clinical development. Studies are ongoing under a partial clinical hold by the FDA that excludes women of childbearing potential.
REGN1193*
Antibody in Phase 1 clinical development against an undisclosed target.
Enoticumab (REGN421)*
Antibody to Delta-like ligand-4 (Dll4), a novel angiogenesis target. In Phase 1 clinical development in oncology (advanced malignancies).
REGN1979
Bispecific antibody against both CD20 and CD3 for use in oncology. Phase 1 clinical study initiated in the third quarter of 2014.
REGN910-3**
Combination product comprised of an antibody to Ang2 co-formulated with EYLEA for use in ophthalmology, via intravitreal administration. Phase 1 clinical study initiated in the fourth quarter of 2014.
Fasinumab (REGN475)*
Antibody to Nerve Growth Factor (NGF). In development for the treatment of pain; currently on partial clinical hold by the FDA.

* Sanofi did not opt-in to or elected not to continue to co-develop the product candidate and we have sole global rights. Under the terms of our agreement, Sanofi is entitled to receive a mid-single digit royalty on any future sales of the product candidate.

** We acquired from Sanofi full exclusive rights to antibodies targeting the Ang2 receptor and ligand in ophthalmology, which were previously included in our antibody collaboration with Sanofi. Under the terms of our agreement, Sanofi is entitled to receive a potential development milestone and royalties on any future sales of the product candidate.

Development of REGN2009, which was an antibody in Phase 1 clinical development against an undisclosed target, was discontinued in the second quarter of 2014.
Our core business strategy is to maintain a strong foundation in basic scientific research and discovery-enabling technologies, and to combine that foundation with our clinical development, manufacturing, and commercial capabilities. We are executing our long-term objective to build a successful, integrated, multi-product biopharmaceutical company that provides patients and medical professionals with innovative options for preventing and treating human diseases.
We believe that our ability to develop product candidates is enhanced by the application of our VelociSuite® technology platforms. Our discovery platforms are designed to identify specific proteins of therapeutic interest for a particular disease or cell type and validate these targets through high-throughput production of genetically modified mice using our VelociGene® technology to understand the role of these proteins in normal physiology, as well as in models of disease. Our human monoclonal antibody technology (VelocImmune) and cell line expression technologies (VelociMab®) may then be utilized to discover and produce new product candidates directed against the disease target. Our antibody product candidates currently in clinical trials were developed using VelocImmune. We continue to invest in the development of enabling technologies to assist in our efforts to identify, develop, manufacture, and commercialize new product candidates.
In early 2014, we launched a new human genetics initiative via a wholly owned subsidiary, Regeneron Genetics Center LLC (RGC). RGC performs sequencing and genotyping to generate de-identified genomic data. The objective of RGC is to expand the use of human genetics for discovering and validating genetic factors that cause or influence a range of diseases where there are major unmet medical needs, with the prospect of improving the drug discovery and development process. RGC is undertaking both large population-based efforts as well as family-based approaches.
Marketed Products
EYLEA (aflibercept) Injection
Net product sales of EYLEA in the United States were $445.0 million in the third quarter and $1,218.8 million in the first nine months of 2014, compared to $363.1 million in the third quarter and $1,006.8 million in the first nine months of 2013. Bayer HealthCare records revenue from sales of EYLEA outside the United States, which were $277.0 million in the third quarter and $741.9 million in the first nine months of 2014, compared to $124.8 million in the third quarter and $288.3 million in the first nine months of 2013.
We commenced sales of EYLEA for the treatment of wet AMD in November 2011, for the treatment of macular edema following CRVO in September 2012, and for the treatment of DME in July 2014, following receipt of regulatory approval in the United States. In addition, in October 2014, the FDA approved EYLEA for the treatment of macular edema following RVO, which includes macular edema following BRVO. Bayer HealthCare commenced sales of EYLEA for the treatment of wet AMD in the fourth quarter of 2012 and for the treatment of macular edema secondary to CRVO following receipt of regulatory approvals outside the United States. In addition, Bayer HealthCare commenced sales of EYLEA for the treatment of visual impairment due to DME in the third quarter of 2014 following receipt of regulatory approval in the EU. In September 2014, the Japanese MHLW approved EYLEA for mCNV. Bayer HealthCare has additional regulatory applications for EYLEA for the treatment of wet AMD, macular edema secondary to CRVO, and DME pending in other countries. In addition, Bayer HealthCare has submitted applications to the European Medicines Agency (EMA) and MHLW seeking marketing authorization in the EU and Japan, respectively, for EYLEA for the treatment of macular edema following BRVO.
In September 2014, based on data from the VIVID-DME and VISTA-DME trials, the FDA granted EYLEA Breakthrough Therapy designation for the treatment of diabetic retinopathy in patients with DME.
We are collaborating with Bayer HealthCare on the global development and commercialization of EYLEA outside the United States. Bayer HealthCare markets, and records revenue from sales of, EYLEA outside the United States, where, for countries other than Japan, the companies share equally the profits and losses from sales of EYLEA. In Japan, we are entitled to receive a percentage of the sales of EYLEA. We maintain exclusive rights to EYLEA in the United States and are entitled to all profits from such sales.
ZALTRAP (ziv-aflibercept) Injection for Intravenous Infusion
We and Sanofi globally collaborate on the development and commercialization of ZALTRAP, and share profits and losses from commercialization of ZALTRAP, except for Japan, where we are entitled to receive a percentage of the sales of ZALTRAP.

ZALTRAP net product sales, which are recorded by Sanofi, commenced in the United States in August 2012 and in Europe in the first quarter of 2013, and were $23.4 million in the third quarter and $66.2 million in the first nine months of 2014, compared to $17.8 million in the third quarter and $50.5 million in the first nine months of 2013. Regulatory applications for marketing authorization of ZALTRAP for the treatment of previously treated mCRC patients in other countries have also been submitted and are currently under review by the respective regulatory agencies.
ARCALYST (rilonacept) Injection for Subcutaneous Use
ARCALYST (rilonacept) Injection for Subcutaneous Use is available in the United States for the treatment of CAPS in adults and children 12 years and older. CAPS are a group of rare, inherited, auto-inflammatory conditions characterized by life-long, recurrent symptoms of rash, fever/chills, joint pain, eye redness/pain, and fatigue. Intermittent, disruptive exacerbations or flares can be triggered at any time by exposure to cooling temperatures, stress, exercise, or other unknown stimuli. Net product sales of ARCALYST totaled $3.8 million in the third quarter and $10.4 million in the first nine months of 2014, compared to $4.0 million in the third quarter and $12.9 million in the first nine months of 2013.
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
Based on the positive results of the Phase 3 VISTA-DME and VIVID-DME trials of EYLEA for the treatment of DME at 52 weeks, we submitted a supplemental Biologics License Application (BLA) for U.S. regulatory approval of EYLEA in DME and in July 2014, the FDA approved EYLEA for the treatment of DME. Bayer HealthCare also submitted an application for marketing approval for the treatment of DME in the EU, and the European Commission approved EYLEA for the treatment of visual impairment due to DME in August 2014. Bayer HealthCare has made regulatory submissions in Japan, and certain markets within Asia Pacific and Latin America.

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
In July 2014, we announced that in the Phase 3 VIVID-DME trial, EYLEA 2 mg dosed monthly and EYLEA 2 mg dosed every two months (after 5 initial monthly injections) showed a sustained improvement from baseline in BCVA at week 100 (2 years), compared to laser photocoagulation. After two years, patients receiving EYLEA 2 mg monthly had a mean change from baseline in BCVA of 11.4 letters and patients receiving EYLEA 2 mg every two months had a mean change from baseline in BCVA of 9.4 letters, compared to patients receiving laser photocoagulation who had a mean change from baseline in BCVA of 0.7 letters. Additionally, 31.1% of patients receiving EYLEA every two months achieved an increase of greater than or equal to 15 letters, or approximately 3 lines of vision, from baseline (P = 0.0001), and 38.2% receiving EYLEA every month achieved an increase of greater than or equal to 15 letters from baseline (P less than 0.0001 vs. laser), compared with 12.1% of patients in the laser control arm achieving similar vision gains. In the VIVID-DME trial, EYLEA had a similar overall incidence of AEs, ocular serious AEs, and non-ocular serious AEs across the EYLEA treatment groups and the laser control group. The most frequent ocular AEs observed in the VIVID-DME trial included conjunctival hemorrhage, cataract, and increased intraocular pressure. The most frequent non-ocular AEs included nasopharyngitis and hypertension. Arterial thromboembolic events as defined by the Anti-Platelet Trialists' Collaboration (non-fatal stroke, non-fatal myocardial infarction, and vascular death) were similar across the treatment groups and the laser control group. Four out of 136 patients died in the EYLEA 2 mg dosed monthly group, 6 out of 135 patients in the EYLEA 2 mg dosed every two months group, and 1 out of 133 patients in the laser treatment group. Full two-year data from the VIVID-DME trial were presented at medical conferences in 2014.
Both the VIVID-DME and VISTA-DME trials will continue as planned up to 148 weeks.
In September 2014, based on data from the VIVID-DME and VISTA-DME trials, the FDA granted EYLEA Breakthrough Therapy designation for the treatment of diabetic retinopathy in patients with DME.
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
Macular Edema Following RVO
Phase 3 VIBRANT Study. In October 2013, we reported positive top-line results from the VIBRANT trial. The study achieved its primary endpoint of a statistically significant difference for EYLEA dose 2 mg monthly versus laser in proportion of patients who gained at least 15 letters of visual acuity at 24 weeks versus baseline. The incidence of serious AEs was similar in both study arms. The most common ocular AEs in the EYLEA treated patients were conjunctival hemorrhage and eye pain. There were no cases of intraocular inflammation. There was one ocular SAE in a patient in the EYLEA group, which was a traumatic cataract. Based on the positive results of the VIBRANT study, a supplemental BLA for U.S. regulatory approval of EYLEA in BRVO was submitted, and the FDA approved EYLEA for the treatment of macular edema following RVO, which includes macular edema following BRVO, in October 2014.
In January 2014, Bayer HealthCare exercised its right to opt-in to the global development and commercialization of EYLEA outside the United States for the treatment of macular edema following BRVO as described below under "Collaborations with Bayer HealthCare - EYLEA outside the United States." Bayer HealthCare has also submitted applications to the EMA and the

Japanese MHLW seeking marketing authorization in the EU and Japan, respectively, for EYLEA for the treatment of macular edema following BRVO.
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
Late-Stage Antibody-based Clinical Programs
Alirocumab (REGN727; PCSK9 Antibody) for LDL cholesterol reduction
Overview
Elevated LDL cholesterol ("bad cholesterol") level is a validated risk factor leading to cardiovascular disease. Statins are a class of drugs that lower LDL through inhibition of HMG-CoA, an enzyme regulating the early and rate-limiting step in cholesterol biosynthesis that ultimately results in an increase in LDL receptors to increase the uptake of plasma LDL lipoproteins. PCSK9 is a secreted protein that plays a key role in modulating LDL cholesterol (LDL-C) levels in the body. PCSK9 binds to and induces the destruction of the LDL receptor, thereby interfering with cellular uptake and increasing circulating levels of LDL cholesterol. In a landmark study published in the New England Journal of Medicine in March 2006, patients with lower than normal PCSK9 levels due to a genetic abnormality not only had significantly lower levels of LDL-C, but also a significant reduction in the risk of coronary heart disease. We used our VelocImmune technology to generate a fully human monoclonal antibody inhibitor of PCSK9, called alirocumab, that is intended to lower LDL cholesterol.
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
In July 2014, we and Sanofi reported positive, top-line results from nine Phase 3 ODYSSEY studies. All nine studies (ODYSSEY LONG TERM, FH I, FH II, HIGH FH, COMBO I, COMBO II, OPTIONS I, OPTIONS II, and ALTERNATIVE), met their primary efficacy endpoint of a greater percent reduction from baseline in LDL-C at 24 weeks compared to placebo or active comparator. In all nine studies, the mean percent reduction in LDL-C from baseline at 24 weeks in alirocumab-treated patients was consistent with results seen in previous alirocumab trials. All patients received alirocumab in addition to standard-of care lipid-lowering therapy, with the exception of some patients in ODYSSEY ALTERNATIVE. All trials included patients with LDL-C not at goal with or without a documented history of cardiovascular disease (CVD). The trials evaluated two distinct dosing regimens: 150 mg every two weeks or 75 mg every two weeks increasing to 150 mg if needed to reach protocol-specified LDL-C targets. A majority of patients in these trials were able to reach their LDL-C goals while remaining on the 75 mg dose. The 75 mg and the 150 mg doses were delivered with a single, self-administered one-milliliter (mL) injection.
The 2,341-patient ongoing ODYSSEY LONG TERM trial evaluated the long-term safety and efficacy of alirocumab compared to placebo. Both treatment groups received statins and some patients also received additional lipid-lowering therapies. The trial met its primary efficacy endpoint at 24 weeks. A pre-specified interim safety analysis was performed when all patients reached one year and approximately 25% of patients reached 18 months of treatment. A lower rate of adjudicated major cardiovascular events (cardiac death, myocardial infarction, stroke, and unstable angina requiring hospitalization) was observed in the alirocumab arm compared to placebo in a post-hoc safety analysis (1.4 percent compared to 3.0 percent, nominal p-value less than 0.01). The potential of alirocumab to demonstrate cardiovascular benefit is being prospectively assessed in the ongoing 18,000-patient ODYSSEY OUTCOMES trial.
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
Alirocumab was generally well tolerated in the nine ODYSSEY trials. The most common AEs were nasopharyngitis and upper respiratory tract infection, which were generally balanced between treatment groups. Injection site reactions were more frequent in the alirocumab group compared to placebo. Serious AEs and deaths were generally balanced between treatment groups as were other key AEs including musculoskeletal, neurocognitive, and liver-related events.
In July 2014, we and Sanofi also announced that the companies intend to use an FDA rare pediatric disease priority review voucher in connection with the planned BLA submission for alirocumab. The priority review voucher entitles the holder to designate a human drug application for priority review. The FDA's goal for reviewing a human drug application with priority review is to take action within 6 months instead of 10 months under standard review. We purchased the voucher from a third party, which had received it through the FDA’s Rare Pediatric Disease Priority Review Voucher Program. We and Sanofi equally shared the voucher’s purchase price of $67.5 million.
We and Sanofi expect to submit U.S. and EU regulatory applications for alirocumab before the end of 2014.
In August 2014, detailed positive results from four Phase 3 ODYSSEY trials of alirocumab in patients with hypercholesterolemia were presented at the ESC Congress 2014 in Barcelona, Spain. This included the ODYSSEY LONG TERM, COMBO II, and FH I and FH II studies.  On the primary efficacy endpoint of the LONG TERM trial, at 24 weeks, there was a 61% reduction from baseline in LDL-C levels in the alirocumab group as compared to a 1% increase in the placebo group (62% reduction in alirocumab group compared to placebo), p < 0.0001. Of the alirocumab patients, 81% achieved their pre-specified LDL-C goal (either 70 milligrams/deciliter (mg/dL) or 100 mg/dL depending on patients' baseline cardiovascular (CV) risk) compared to 9% for placebo (p < 0.0001). The most common AEs (greater than or equal to 5% of patients) were nasopharyngitis (13% alirocumab; 13% placebo), upper respiratory tract infection (7% alirocumab; 8% placebo), and injection site reactions (6% alirocumab; 4% placebo). In a post hoc safety analysis, there was a lower rate of adjudicated major CV events (cardiac death, myocardial infarction, stroke, and unstable angina requiring hospitalization) in the alirocumab group compared to placebo (1.4% compared to 3.0%, nominal p-value less than 0.01). These CV events comprise the composite primary endpoint of the ongoing 18,000-patient ODYSSEY OUTCOMES trial, which is prospectively evaluating the potential of alirocumab to demonstrate CV benefit.
On the primary endpoint of the COMBO II trial, which was conducted in patients with hypercholesterolemia with high CV risk and inadequate LDL-C reduction at baseline despite stable, maximally tolerated statin therapy, at 24 weeks, there was a 51% reduction from baseline in LDL-C levels in the alirocumab group compared to a 21% reduction in the ezetimibe group (30% reduction in alirocumab group compared to ezetimibe group), p < 0.0001. The most common AEs (greater than or equal to 5% of patients) were upper respiratory tract infection (6.5% alirocumab; 6% ezetimibe), accidental overdose (6% alirocumab; 7% ezetimibe), dizziness (5% alirocumab; 5% ezetimibe), and myalgia (4% alirocumab; 5% ezetimibe).
On the primary endpoint of the FH I and FH II trials, at 24 weeks, there was a 49% reduction from baseline in LDL-C levels in both FH I and FH II alirocumab groups compared to an increase of 9% in FH I and 3% in FH II in the placebo groups (58% and 51% reduction compared to placebo), p < 0.0001. In pooled data from both trials, the most common AEs (greater than or equal to 5% of patients) were injection site reactions (11.5% alirocumab; 9% placebo), nasopharyngitis (10% alirocumab; 11% placebo), influenza (9% alirocumab; 6% placebo), and headache (5.5% alirocumab; 7% placebo).
Phase 2 Studies. In the first quarter of 2014, the first Phase 2 study with alirocumab in Japanese patients met its primary endpoint. The results demonstrated that the mean LDL-C percentage reduction from baseline to week 12, the primary efficacy endpoint of the study, was significantly greater in patients randomized to receive one of three doses of alirocumab administered every other week (Q2W) - 150 mg, 75 mg, and 50 mg, in combination with statin therapy, compared to patients receiving placebo. At week 12, the mean percentage reduction in LDL-C from baseline in patients receiving alirocumab 50 mg Q2W was 55%, alirocumab 75 mg Q2W was 62% and alirocumab 150 mg Q2W was 72%, compared to 3% in the placebo group. TEAEs in this study were reported by 52% of patients in the alirocumab 50 mg group, 48% of patients in the 75 mg group, and 64% of patients in the 150 mg group, compared to 32% in the placebo group. The most frequently reported TEAEs were nasopharyngitis, injection site reaction, back pain, cystitis and ligament sprain.
Sarilumab (REGN88; IL-6R Antibody) for inflammatory diseases
Overview
IL-6 is a key cytokine involved in the pathogenesis of RA, causing inflammation and joint destruction. Sarilumab is a fully human monoclonal antibody to IL-6R generated using our VelocImmune technology.
Rheumatoid Arthritis
Phase 3 SARIL-RA-MOBILITY Trial. In the fourth quarter of 2013, we and Sanofi announced that in the SARIL-RA-MOBILITY Phase 3 clinical trial in adult patients with active RA who were inadequate responders to methotrexate (MTX) therapy, sarilumab treatment in combination with MTX improved disease signs and symptoms as well as physical function, and inhibited progression of joint damage. The 52 week SARIL-RA-MOBILITY Phase 3 trial enrolled approximately 1,200 patients with active, moderate-to-severe rheumatoid arthritis, and who were inadequate responders to MTX therapy. Patients were randomized to one of three subcutaneous treatment groups, all in combination with MTX and dosed every other week: sarilumab 200 mg, sarilumab 150 mg, or placebo. Both sarilumab groups showed clinically relevant and statistically significant improvements compared to the placebo group in all three co-primary endpoints (p < 0.0001).
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
Additional data from the study will be presented at the American College of Rheumatology in November 2014.
Additional Phase 3 Studies. We and Sanofi have also initiated additional Phase 3 studies, SARIL-RA-TARGET and SARIL-RA-ASCERTAIN. The broad SARIL-RA clinical development program is focused on adult populations with moderate-to-severe RA who are inadequate responders to either MTX or tumor necrosis factor alpha (TNF-alpha) inhibitor therapy. SARIL-RA-TARGET is a randomized, double-blind, placebo-controlled study evaluating sarilumab in combination with non-biologic, disease-modifying anti-rheumatic drugs (DMARDS) in moderate-to-severe active RA patients with inadequate responses to, or who are intolerant of, one or more TNF-alpha inhibitors. The SARIL-RA-ASCERTAIN study, which is fully enrolled, is a safety study evaluating the safety and tolerability of sarilumab versus a calibrator, tocilizumab, both in combination with MTX, in patients with RA who are inadequate responders to, or intolerant of, TNF-alpha inhibitors. Patients who complete SARIL-RA-MOBILITY, SARIL-RA-TARGET, or SARIL-RA-ASCERTAIN are offered enrollment into the ongoing SARIL-RA-EXTEND, which is an open-label, long-term safety study of sarilumab. The SARIL-RA-COMPARE Phase 3 study has been discontinued due to slower than anticipated enrollment; this discontinuation will not impact planned global regulatory filings.
Non-infectious Uveitis
Phase 2 SARIL-NIU-SATURN Study. A Phase 2 study, SARIL-NIU-SATURN, was initiated in the fourth quarter of 2013 and is a placebo-controlled proof-of-concept study evaluating the safety and efficacy of sarilumab in non-infectious uveitis.
Dupilumab (REGN668; IL-4R Antibody) for allergic and inflammatory conditions
Overview
IL-4R is required for signaling by the cytokines IL-4 and IL-13. Both of these cytokines are critical mediators of immune response, which, in turn, drives the formation of Immunoglobulin E (IgE) antibodies and the development of allergic responses, as well as the atopic state that underlies atopic (allergic) dermatitis, asthma, and chronic sinusitis with nasal polyposis. Dupilumab is a fully human monoclonal antibody generated using our VelocImmune technology that is designed to bind to IL-4R alpha subunit and block signaling from both IL-4 and IL-13.
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
Phase 3 Study. In the fourth quarter of 2014, a Phase 3 trial in atopic dermatitis, LIBERTY AD CHRONOS, was initiated and is currently enrolling patients. LIBERTY AD CHRONOS, is a randomized, double-blind, placebo-controlled, multi-national study with the primary objective of demonstrating the efficacy of dupilumab in adults with moderate-to-severe atopic dermatitis when administered concomitantly with topical corticosteroids through 16 weeks. Secondary objectives of the study will evaluate the long-term safety and efficacy of dupilumab up to 52 weeks. The trial will enroll approximately 700 adult patients.
The LIBERTY AD Phase 3 clinical program will consist of at least five trials, including LIBERTY AD CHRONOS, of patients with moderate-to-severe atopic dermatitis at sites worldwide.
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
Chronic Sinusitis with Nasal Polyps
Phase 2a Study. In the third quarter of 2013, a Phase 2a trial in nasal polyposis was initiated. In September 2014, we and Sanofi announced positive results from the Phase 2a proof-of-concept study of dupilumab in patients with moderate-to-severe CSwNP who did not respond to intranasal corticosteroids. The randomized, double-blind, placebo-controlled study enrolled 60 adult patients with moderate-to-severe CSwNP. Patients in the study received 300 mg of dupilumab or placebo administered once per week subcutaneously for 16 weeks, following an initial loading dose of 600 mg. All patients in the study also received a standard-of-care nasal corticosteroid spray. Patients were eligible for the study if they continued to have severe CSwNP despite standard treatment for at least one month. Fifty percent of patients in the study had received prior surgery for their condition. Asthma was also present in 58 percent of CSwNP patients in the study. The conditions are often co-morbid and symptoms/exacerbations are frequently interdependent.
In the study, dupilumab resulted in a statistically-significant improvement in the size of nasal polyps, as measured by endoscopic Nasal Polyp Score (NPS), the primary endpoint of the study. Statistically significant improvements in all secondary efficacy endpoints were also observed, including objective measures of sinusitis by CT scan, nasal air flow, and patient-reported symptoms (sense of smell, congestion, postnasal drip, runny nose and sleep disturbance). In a pre-specified exploratory analysis, dupilumab-treated patients who also had asthma demonstrated significant improvements in asthma control. The safety profile was consistent with previous studies. The most common AEs with dupilumab were injection site reactions, nasopharyngitis, oropharyngeal pain, epistaxis, headache, and dizziness. Detailed results of the study will be presented at an upcoming medical conference.
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
Our scientists have developed two different technologies to design protein therapeutics to block the action of specific cell surface or secreted proteins. The first technology, termed the "Trap" technology, was used to generate our three approved products, EYLEA, ZALTRAP, and ARCALYST. These novel "Traps" are composed of fusions between two distinct receptor components and the constant region of an antibody molecule called the "Fc region," resulting in high affinity product candidates. VelociSuite is our second technology platform; it is used for discovering, developing, and producing fully human monoclonal antibodies that can address both secreted and cell-surface targets.
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
We have utilized our VelociSuite technologies to develop a class of potential drug candidates, known as bi-specific antibodies. In the area of immunotherapies in oncology, we are exploring the use of bi-specific antibodies that target tumor antigens and the CD3 receptor on T-cells to harness the oncolytic properties of T-cells. Our first such bi-specific antibody, which entered into clinical development in 2014, targets CD20 and CD3.
Regeneron Genetics Center. In early 2014, we launched a new human genetics initiative via a wholly owned subsidiary, Regeneron Genetics Center LLC. RGC leverages de-identified clinical and molecular data from human volunteers for medically relevant associations in a blinded fashion designed to preserve patients’ privacy. The objective of RGC is to expand the use of human genetics for discovering and validating genetic factors that cause or influence a range of diseases where there are major unmet medical needs, with the prospect of improving the drug discovery and development process. RGC is undertaking both large population-based efforts as well as family-based approaches.
Central to the work of RGC is a collaboration with the Geisinger Health System of Pennsylvania. During the initial five-year collaboration term, Geisinger plans to collect samples from more than 100,000 consented patient volunteers, while RGC will perform sequencing and genotyping to generate de-identified genomic data. In addition, RGC has formed research collaborations with other institutions such as Columbia University Medical Center, the Clinic for Special Children, and Baylor College of Medicine.
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
Collaborations with Bayer HealthCare
EYLEA outside the United States. Since October 2006, we and Bayer HealthCare have been parties to a license and collaboration agreement for the global development and commercialization outside the United States of EYLEA. Under the agreement, we and Bayer HealthCare collaborate on, and share the costs of, the development of EYLEA through an integrated global plan. Bayer HealthCare markets EYLEA outside the United States, where, for countries other than Japan, the companies share equally in profits and losses from sales of EYLEA. In Japan, we are entitled to receive a tiered percentage of between 33.5% and 40.0% of EYLEA net sales.
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
Since inception of the agreement, we have received $110.0 million of development milestone payments and $120.0 million of sales milestone payments from Bayer HealthCare. In addition, we may earn up to $45.0 million in additional sales milestone payments if twelve-month sales of EYLEA outside the United States achieve certain specified levels.
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
In July 2014, Avalanche commenced an initial public offering (IPO) of its common stock and thereby triggered our obligation under the research collaboration and license agreement to purchase up to $10.0 million of Avalanche common stock in a concurrent private placement. As part of the concurrent private placement, we purchased from Avalanche at the closing of its IPO 588,235 shares of Avalanche common stock for an aggregate purchase price of $10.0 million. In addition, at the closing of its IPO, Avalanche preferred stock, including the Avalanche preferred stock held by us, automatically converted on a one-for-one basis into Avalanche common stock.
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
EYLEA
•
Bayer HealthCare received regulatory approval for EYLEA in certain countries for the treatment of patients with wet AMD and macular edema secondary to CRVO, and continued to pursue regulatory applications for marketing approval in additional countries
		•	Bayer HealthCare to file for China regulatory approval for the treatment of wet AMD
		•	Bayer HealthCare to file for additional ex-US regulatory approvals in DME, macular edema following BRVO, and mCNV
•	Bayer HealthCare opted-in to the global development and commercialization outside the United States for the treatment of macular edema following BRVO	•	Regulatory agency decisions on applications outside the United States for the treatment of DME and macular edema following BRVO
		•	File sBLA with the FDA for diabetic retinopathy in patients with DME
•	Reported positive two-year results from the Phase 3 VISTA-DME and VIVID-DME studies
•	Bayer HealthCare reported positive results from the VIVID-Japan study and submitted an application for marketing authorization of EYLEA for the treatment of DME in Japan
•	Supplemental BLA accepted for regulatory approval in the United States for the treatment of macular edema following RVO
•	Received positive week 52 results from the Phase 3 BRVO VIBRANT study
•	Reported positive results from the Phase 3 SIGHT study in wet AMD in China
•	Bayer HealthCare submitted regulatory applications seeking marketing authorization in the EU and Japan for EYLEA for the treatment of macular edema following BRVO
•	FDA approved EYLEA for the treatment of DME
•	Bayer HealthCare received regulatory approval for EYLEA in the EU for the treatment of visual impairment due to DME
•	Received Breakthrough Therapy Designation from the FDA for the treatment of diabetic retinopathy in patients with DME
•	Bayer HealthCare received regulatory approval for mCNV in Japan
•	FDA approved EYLEA for the treatment of macular edema following RVO (including macular edema following BRVO)
ZALTRAP
•	Sanofi received regulatory approval in additional countries for ZALTRAP for patients with mCRC that is resistant to or has progressed following an oxaliplatin-containing regimen	•	Regulatory agency decisions outside the United States on additional applications for ZALTRAP in the treatment of previously treated mCRC patients

 Antibody-based Clinical Programs:

		2014 Events to Date		2014-2015 Plans (next 12 months)
Alirocumab (PCSK9 Antibody)	•	Initiated Phase 3 ODYSSEY CHOICE II trial	•	Continue enrollment of Phase 3 ODYSSEY OUTCOMES trial
	•	Completed patient enrollment in ODYSSEY CHOICE I and CHOICE II trials	•	Report results from additional Phase 3 ODYSSEY trials
	•	Initiated Phase 3 program in Japan	•	File for regulatory approvals in the U.S. and EU
	•	Reported positive topline results from nine Phase 3 ODYSSEY studies
	•	Detailed positive results from four Phase 3 ODYSSEY trials presented at the ESC Congress 2014
Sarilumab (IL-6R Antibody)	•	Obtained positive results from Phase 1b RA trial in Japan	•	Continue enrollment in Phase 3 SARIL-RA program
	•	Positive results from Phase 3 SARIL-RA-MOBILITY trial presented at EULAR 2014 conference	•	Complete patient enrollment in SARIL-NIU-SATURN Phase 2 study in non-infectious uveitis
	•	SARIL-RA-COMPARE Phase 3 study discontinued	•	Report results from additional Phase 3 trials
			•	Initiate additional clinical studies, including Phase 3 MONARCH study (head-to-head monotherapy study against adalimumab)
Dupilumab (IL-4R Antibody)	•	Reported positive Phase 2a data in atopic dermatitis	•	Continue enrollment of LIBERTY AD CHRONOS trial in atopic dermatitis
	•	Reported positive Phase 2b data in atopic dermatitis	•	Initiate additional Phase 3 trials in atopic dermatitis
	•	Completed patient enrollment of Phase 2b asthma trial	•	Report results from Phase 2b trial in asthma
	•	Completed patient enrollment of Phase 2a nasal polyposis trial
	•	Reported positive Phase 2a data in CSwNP
	•	Initiated LIBERTY AD CHRONOS Phase 3 trial in atopic dermatitis
REGN1033 (GDF8 Antibody)	•	Completed patient enrollment in Phase 1 and Phase 2a studies
REGN1908-1909 (target not disclosed)	•	Completed patient enrollment of First in Human study	•	Continue patient enrollment in Phase 2 study
	•	Initiated Phase 2 study
Nesvacumab (Ang2 Antibody)	•	On partial clinical hold by the FDA for systemic use in oncology
REGN1400 (ErbB3 Antibody)	•	Completed patient enrollment in Phase 1 study
REGN1154 (target not disclosed)			•	Determine future development plan
REGN1500 (Angptl-3 Antibody)	•	Continued patient enrollment in Phase 1 study	•	Complete patient enrollment in Phase 1 study
	•	On partial clinical hold by the FDA	•	Initiate Phase 2 study
REGN1193 (target not disclosed)	•	Continued patient enrollment in Phase 1 study	•	Continue patient enrollment in Phase 1 study
Enoticumab (Dll4 Antibody)	•	Completed patient enrollment of Phase 1 expansion study

Antibody-based Clinical Programs (continued):

		2014 Events to Date		2014-2015 Plans (next 12 months)
REGN2176-3 (PDGFR-beta Antibody in combination with EYLEA)	•	Initiated Phase 1 study	•	Initiate Phase 2 study
	•	Completed patient enrollment of Phase 1 study
REGN2222 (RSV)	•	Initiated Phase 1 study	•	Complete patient enrollment in Phase 1 study
REGN1979 (CD20 and CD3 Antibody)	•	Initiated Phase 1 study	•	Commence patient enrollment in Phase 1 study
REGN910-3 (Ang2 Antibody co-formulated with EYLEA)	•	Initiated Phase 1 study	•	Commence patient enrollment in Phase 1 study
Fasinumab (NGF Antibody)	•	On partial clinical hold by the FDA	•	Determine future development plan
REGN2009 (target not disclosed)	•	Development discontinued

Results of Operations
Three Months Ended September 30, 2014 and 2013
Net Income
Net income for the three months ended September 30, 2014 and 2013 consists of the following:

(In millions)	2014	2013
Revenues	$725.8	$597.0
Operating expenses	(543.1)	(360.2)
Other income (expense)	(6.6)	(11.1)
Income before income taxes	176.1	225.7
Income tax expense	(96.4)	(84.4)
Net income	$79.7	$141.3
Revenues
Revenues for the three months ended September 30, 2014 and 2013 consist of the following:

(In millions)	2014	2013
Net product sales	$448.8	$367.1
Collaboration revenue:
Sanofi	132.9	134.4
Bayer HealthCare	135.9	88.6
Total collaboration revenue	268.8	223.0
Technology licensing and other revenue	8.2	6.9
Total revenues	$725.8	$597.0
Net Product Sales
Net product sales consist of U.S. sales of EYLEA and ARCALYST. In November 2011, we received marketing approval from the FDA for EYLEA for the treatment of wet AMD, at which time EYLEA product sales commenced. In September 2012, we received marketing approval from the FDA for EYLEA for the treatment of macular edema following CRVO, and in July 2014, we received marketing approval from the FDA for EYLEA for the treatment of DME. For the three months ended September 30, 2014, EYLEA net product sales increased to $445.0 million from $363.1 million for the three months ended September 30, 2013 due to higher sales volume. For the three months ended September 30, 2014 and 2013, we also recognized ARCALYST net product sales of $3.8 million and $4.0 million, respectively.

For the three months ended September 30, 2014 and 2013, we recorded 72% and 75%, respectively, of our total gross product revenue from sales to Besse Medical, a subsidiary of AmerisourceBergen Corporation.
Revenue from product sales is recorded net of applicable provisions for rebates and chargebacks under governmental programs, distribution-related fees, prompt pay discounts, and other sales-related deductions. The following table summarizes the provisions, and credits/payments, for sales-related deductions for the three months ended September 30, 2014 and 2013.

(In millions)	Rebates & Chargebacks	Distribution- Related Fees	Other Sales- Related Deductions	Total
Balance as of June 30, 2014	$4.1	$20.4	$0.5	$25.0
Provision related to current period sales	8.5	17.5	0.4	26.4
Credits/payments	(8.8)	(19.4)	(0.4)	(28.6)
Balance as of September 30, 2014	$3.8	$18.5	$0.5	$22.8

Balance as of June 30, 2013	$4.1	$18.5	$0.5	$23.1
Provision related to current period sales	7.1	17.0	0.4	24.5
Credits/payments	(7.1)	(15.3)	(0.4)	(22.8)
Balance as of September 30, 2013	$4.1	$20.2	$0.5	$24.8
Sanofi Collaboration Revenue
Sanofi collaboration revenue, as detailed below, consisted primarily of reimbursement for research and development expenses that we incurred, partly offset by sharing of pre-launch commercialization expenses, in connection with the companies' antibody collaboration.

Sanofi Collaboration Revenue	Three months ended September 30,
(In millions)	2014	2013
ZALTRAP:
Regeneron's share of losses in connection with commercialization of ZALTRAP	$(1.0)	$(6.6)
Reimbursement of Regeneron research and development expenses	1.3	1.3
Other	0.7	2.7
Total ZALTRAP	1.0	(2.6)
Antibody:
Reimbursement of Regeneron research and development expenses	140.5	133.1
Regeneron's share of commercialization expenses	(12.8)	—
Other	4.2	3.9
Total Antibody	131.9	137.0
Total Sanofi collaboration revenue	$132.9	$134.4

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

Regeneron's share of losses in connection with commercialization of ZALTRAP	Three months ended September 30,
(In millions)	2014	2013
Net product sales recorded by Sanofi	$23.4	$17.8
Regeneron's share of collaboration losses	(1.0)	(6.6)
Our share of the loss in the third quarter of 2014 and 2013 represents our share of the costs of launching and commercializing ZALTRAP, partly offset by net product sales. Sanofi provides us with an estimate of our share of the profit or loss from commercialization of ZALTRAP for the most recent fiscal quarter; these estimates are reconciled to actual results in the subsequent fiscal quarter, and our portion of the profit or loss is adjusted accordingly, as necessary.
In the third quarter of 2014, Sanofi's reimbursement of our antibody research and development expenses consisted of $47.9 million under our discovery agreement and $92.6 million of development costs under our license agreement, compared to $45.3 million and $87.8 million, respectively, in the third quarter of 2013.
Effective in the second quarter of 2014, we and Sanofi began sharing pre-launch commercialization expenses related to alirocumab in accordance with the companies’ antibody collaboration agreement.
Other Sanofi antibody revenue includes recognition of deferred revenue from an $85.0 million up-front payment and other payments. As of September 30, 2014, $54.6 million of the up-front and other payments was deferred and will be recognized as revenue in future periods.
Bayer HealthCare Collaboration Revenue
The collaboration revenue we earned from Bayer HealthCare, as detailed below, primarily consisted of recognition of our share of profits in connection with commercialization of EYLEA outside the United States, recognition of sales and substantive development milestones achieved, and reimbursement of other Regeneron EYLEA expenses.

Bayer HealthCare Collaboration Revenue	Three months ended September 30,
(In millions)	2014	2013
EYLEA:
Regeneron's net profit in connection with commercialization of EYLEA outside the United States	$85.4	$31.8
Sales and substantive development milestones	30.0	45.0
Cost-sharing of Regeneron EYLEA development expenses	4.4	3.7
Other	12.7	8.1
Total EYLEA	132.5	88.6
PDGFR-beta antibody:
Cost-sharing of REGN2176-3 development expenses	0.5	—
Other	2.9	—
Total PDGFR-beta antibody	3.4	—
Total Bayer HealthCare collaboration revenue	$135.9	$88.6
Bayer HealthCare commenced sales of EYLEA outside the United States for the treatment of wet AMD in the fourth quarter of 2012, for the treatment of macular edema secondary to CRVO in the fourth quarter of 2013, and for the treatment of visual impairment due to DME in the third quarter of 2014. Regeneron's net profit in connection with commercialization of EYLEA outside the United States is summarized below.

Regeneron's Net Profit from EYLEA Sales Outside the United States	Three months ended September 30,
(In millions)	2014	2013
Net product sales outside the United States	$277.0	$124.8
Regeneron's share of collaboration profit from sales outside the United States	99.8	46.3
Reimbursement of EYLEA development expenses incurred by Bayer HealthCare in accordance with Regeneron's payment obligation	(14.4)	(14.5)
Regeneron's net profit in connection with commercialization of EYLEA outside the United States	$85.4	$31.8
Bayer HealthCare records revenue from sales of EYLEA outside the United States. Bayer HealthCare provides us with an estimate of our share of the profit or loss, including the percentage of sales in Japan that we earned, from commercialization of EYLEA outside the United States for the most recent fiscal quarter; these estimates are reconciled to actual results in the subsequent fiscal quarter, and our portion of the profit or loss is adjusted accordingly, as necessary. In the third quarter of 2014 and 2013, our share of the profit we earned from commercialization of EYLEA outside the United States was partly offset by our contractual obligation to reimburse Bayer HealthCare for a portion of the agreed-upon development expenses previously incurred by Bayer HealthCare.
In the third quarter of 2014, we earned, and recorded as revenue, two $15.0 million sales milestones from Bayer HealthCare upon total aggregate net sales of EYLEA outside the United States exceeding $800 million and $900 million, respectively, over a twelve-month period. In the third quarter of 2013, we earned, and recorded as revenue, two $15.0 million sales milestone payments from Bayer HealthCare upon total aggregate net sales of EYLEA outside the United States exceeding $200 million and $300 million, respectively, over a twelve-month period. In addition, in the third quarter of 2013, we earned a $15.0 million substantive development milestone payment from Bayer HealthCare upon receipt of marketing approval in the EU for EYLEA for the treatment of macular edema secondary to CRVO.
Other EYLEA revenue principally consists of (i) reimbursement of other Regeneron EYLEA expenses, primarily related to Bayer HealthCare's share of royalties payable to Genentech which commenced in May 2013 pursuant to the license and settlement agreement as described below under "Liquidity and Capital Resources - License and Settlement Agreements with Genentech - EYLEA", in connection with sales of EYLEA outside the United States, and (ii) recognition of deferred revenue related to EYLEA up-front and 2007 non-substantive milestone payments from Bayer HealthCare. As of September 30, 2014, $15.8 million of the EYLEA up-front and 2007 milestone payments was deferred and will be recognized ratably as revenue in future periods.
Cost-sharing of REGN2176-3 development expenses with Bayer HealthCare commenced in the first quarter of 2014 following the execution of the companies' PDGFR-beta antibody collaboration agreement as described above under "Collaboration with Bayer HealthCare - PDGFR-beta antibody outside the United States." Other PDGFR-beta antibody revenue consists of recognition of deferred revenue related to the PDGFR-beta up-front and non-substantive milestones received in the first quarter of 2014. As of September 30, 2014, $22.8 million of the PDGFR-beta up-front and 2014 milestone payments was deferred and will be recognized ratably as revenue in future periods.
Technology Licensing and Other Revenue
In connection with the amendment and extension of our VelocImmune license agreement with Astellas, in August 2010, we received a $165.0 million up-front payment, which was deferred upon receipt and is being recognized as revenue ratably over a seven-year period beginning in June 2011. In the third quarter of both 2014 and 2013, we recognized $5.9 million of technology licensing and other revenue related to this agreement. As of September 30, 2014, $86.9 million of the August 2010 technology licensing payment received from Astellas was deferred and will be recognized as revenue in future periods.
Under a June 2009 agreement with Novartis, we receive royalties on worldwide sales of Novartis' canakinumab. In the third quarter of 2014 and 2013, technology licensing and other revenue included $1.9 million and $1.0 million, respectively, of royalties from Novartis.
Expenses
Total operating expenses increased to $543.1 million in the third quarter of 2014 from $360.2 million in the third quarter of 2013. Our average headcount in the third quarter of 2014 increased to 2,714 from 2,217 in the same period in 2013, principally in connection with expanding our research and development, and commercialization activities.

Operating expenses in the third quarter of 2014 and 2013 included a total of $73.9 million and $45.8 million, respectively, of non-cash compensation expense related to employee stock option and restricted stock awards (Non-cash Compensation Expense). The increase in total Non-cash Compensation Expense in the third quarter of 2014 was primarily attributable to the higher fair market value of our Common Stock on the date of our annual employee option grants made in December 2013 compared to recent prior years.
Research and Development Expenses
Research and development expenses increased to $337.7 million in the third quarter of 2014 from $224.0 million in the same period of 2013. The following table summarizes the major categories of our research and development expenses for the three months ended September 30, 2014 and 2013:

Research and Development Expenses*	Three months ended September 30,		Increase
(In millions)	2014	2013	(Decrease)
Payroll and benefits (1)	$99.2	$73.7	$25.5
Clinical trial expenses	46.7	42.4	4.3
Clinical manufacturing costs (2)	72.0	62.4	9.6
Research and other development costs	58.1	19.9	38.2
Occupancy and other operating costs	29.1	22.2	6.9
Cost-sharing of Bayer HealthCare and Sanofi development expenses (3)	32.6	3.4	29.2
Total research and development expenses	$337.7	$224.0	$113.7
* Certain prior year amounts have been reclassified to conform to the current year's presentation.
(1) Includes Non-cash Compensation Expense of $39.0 million for the three months ended September 30, 2014 and $24.5 million for the three months ended September 30, 2013.
(2) Represents the full cost of manufacturing drug for use in research, preclinical development, and clinical trials, as well as pre-launch commercial supplies which were not capitalized as inventory. Includes related payroll and benefits, Non-cash Compensation Expense, manufacturing materials and supplies, drug filling, packaging, and labeling costs, depreciation, and occupancy costs of our Rensselaer manufacturing facility. Also includes Non-cash Compensation Expense of $7.1 million for the three months ended September 30, 2014 and $3.7 million for the three months ended September 30, 2013.
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
Payroll and benefits increased principally due to the increase in employee headcount and Non-cash Compensation Expense, as described above. Clinical trial expenses increased primarily due to higher costs for clinical studies of dupilumab and REGN1033, partly offset by lower costs for alirocumab and EYLEA. Clinical manufacturing costs increased primarily due to higher costs related to manufacturing drug supplies of alirocumab and early-stage antibody product candidates, partly offset by lower costs related to manufacturing drug supplies of sarilumab and dupilumab. Research and other development costs increased due primarily to our 50% share ($33.8 million) of the cost of purchasing a FDA priority review voucher in the third quarter of 2014 as described above under "Late-Stage Antibody-based Clinical Programs - Alirocumab." Cost-sharing of Bayer HealthCare and Sanofi development expenses increased primarily due to our obligation to fund 20% of Sanofi's Phase 3 alirocumab and sarilumab development costs, which commenced during the fourth quarter of 2013.

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

Project Costs	Three months ended September 30,		Increase
(In millions)	2014	2013	(Decrease)
EYLEA	$27.8	$31.6	$(3.8)
Alirocumab	105.1	38.7	66.4
Sarilumab	21.7	15.2	6.5
Dupilumab	36.2	26.1	10.1
Other antibody candidates in clinical development	65.4	27.7	37.7
Other research programs and unallocated costs	81.5	84.7	(3.2)
Total research and development expenses	$337.7	$224.0	$113.7
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

Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased to $149.7 million in the third quarter of 2014 from $97.6 million in the third quarter of 2013 primarily due to a $40.6 million incremental charge related to the Branded Prescription Drug Fee which was recorded in the third quarter of 2014. Under the provisions of the Patient Protection and Affordable Care Act (PPACA) and the Health Care and Education Reconciliation Act of 2010, a non-tax deductible annual fee (the Branded Prescription Drug Fee) is imposed on pharmaceutical manufacturers that sell branded prescription drugs to specified government programs. The legislation imposed an annual fee on companies for each calendar year beginning in 2011. This fee is allocated to companies based on their prior year market share of total branded prescription drug sales into these government programs. In July 2014, the Internal Revenue Service (IRS) issued final regulations that provide guidance on the Branded Prescription Drug Fee. The final regulations differ in some respects from the temporary regulations issued by the IRS in 2011, including that a company is liable for the fee based on its branded prescription drug sales in the current year, instead of the liability only being applicable upon the first qualifying branded prescription drug sale of the following fee year under the temporary regulations. As a result of the issuance of these final IRS regulations, we will record an estimate of the fee in the same period in which its qualifying branded prescription drug sales occur. Therefore, in the third quarter of 2014, an incremental charge was recorded to (i) recognize a liability for the estimated fee payable based on 2014 sales through the first nine months of 2014, and (ii) expense the remaining prepaid asset recorded under the previous accounting for the estimated fee payable based on 2013 sales.
In addition, selling, general, and administrative expenses increased due to higher Non-cash Compensation Expense principally for the reason described under "Expenses" above, higher headcount and related costs, and higher legal costs primarily resulting from patent enforcement, partly offset by lower contributions to a not-for-profit organization that assists patients with chronic disease conditions. Selling, general, and administrative expenses included $26.9 million and $17.1 million of Non-cash Compensation Expense in the third quarter of 2014 and 2013, respectively.
Cost of Goods Sold
Cost of goods sold was $33.7 million in the third quarter of 2014 and $28.3 million in the third quarter of 2013. Cost of goods sold, which primarily consists of royalties, as well as costs in connection with producing EYLEA and ARCALYST commercial supplies, increased principally due to the increase in U.S. EYLEA net product sales.
Cost of Collaboration Manufacturing
We manufacture commercial supplies of product for our collaborators. Cost of collaboration manufacturing increased to $21.9 million in the third quarter of 2014 from $10.3 million in the third quarter of 2013 primarily due to royalties payable in connection with higher sales of EYLEA outside the United States. Cost of collaboration manufacturing also includes costs in connection with producing commercial supplies for our collaborators. When the product is sold by our collaborators to third-party customers, our risk of inventory loss no longer exists, and we therefore recognize our related manufacturing costs for the sold product as cost of collaboration manufacturing.
Other Income and Expense
Interest expense in the third quarter of 2014 and 2013 primarily includes interest associated with our 1.875% convertible senior notes, including amortization of the note discount and debt issuance costs, and interest associated with our facility lease obligations.
Income Taxes
In the third quarter of 2014 and 2013, we recorded income tax expense of $96.4 million and $84.4 million, respectively. The effective tax rate was 54.7% and 37.4% for the third quarter of 2014 and 2013, respectively. The third quarter 2014 effective tax rate was negatively impacted by losses incurred in foreign jurisdictions with rates lower than the federal statutory rate, the incremental charge related to the non-tax deductible Branded Prescription Drug Fee (as described above), and expiration at the end of 2013 of the federal tax credit for increased research activities.

Nine Months Ended September 30, 2014 and 2013
Net Income
Net income for the nine months ended September 30, 2014 and 2013 consists of the following:

(In millions)	2014	2013
Revenues	$2,017.2	$1,494.3
Operating expenses	(1,426.2)	(946.4)
Other income (expense)	(36.6)	(32.7)
Income before income taxes	554.4	515.2
Income tax expense	(316.6)	(187.6)
Net income	$237.8	$327.6
Revenues
Revenues for the nine months ended September 30, 2014 and 2013 consist of the following:

(In millions)	2014	2013
Net product sales	$1,229.2	$1,019.7
Collaboration revenue:
Sanofi	406.0	319.2
Bayer HealthCare	358.5	134.6
Total collaboration revenue	764.5	453.8
Technology licensing and other revenue	23.5	20.8
Total revenues	$2,017.2	$1,494.3
Net Product Sales
Net product sales consist of U.S. sales of EYLEA and ARCALYST. For the nine months ended September 30, 2014, EYLEA net product sales increased to $1,218.8 million from $1,006.8 million for the nine months ended September 30, 2013 due to higher sales volume. For the nine months ended September 30, 2014 and 2013, we also recognized ARCALYST net product sales of $10.4 million and $12.9 million, respectively.
For the nine months ended September 30, 2014 and 2013, we recorded 75% and 76%, respectively, of our total gross product revenue from sales to Besse Medical, a subsidiary of AmerisourceBergen Corporation.
Revenue from product sales is recorded net of applicable provisions for rebates and chargebacks under governmental programs, distribution-related fees, prompt pay discounts, and other sales-related deductions. The following table summarizes the provisions, and credits/payments, for sales-related deductions for the nine months ended September 30, 2014 and 2013.

(In millions)	Rebates & Chargebacks	Distribution- Related Fees	Other Sales- Related Deductions	Total
Balance as of December 31, 2013	$4.4	$19.7	$0.5	$24.6
Provision related to current period sales	23.3	53.7	1.2	78.2
Credits/payments	(23.9)	(54.9)	(1.2)	(80.0)
Balance as of September 30, 2014	$3.8	$18.5	$0.5	$22.8

Balance as of December 31, 2012	$3.0	$15.3	$0.5	$18.8
Provision related to current period sales	18.2	46.4	0.9	65.5
Credits/payments	(17.1)	(41.5)	(0.9)	(59.5)
Balance as of September 30, 2013	$4.1	$20.2	$0.5	$24.8

Sanofi Collaboration Revenue
Sanofi collaboration revenue, as detailed below, consisted primarily of reimbursement for research and development expenses that we incurred, partly offset by sharing of pre-launch commercialization expenses, in connection with the companies' antibody collaboration. In addition, Sanofi collaboration revenue for the nine months ended September 30, 2013 was reduced by two $10.0 million up-front payments to Sanofi in connection with our acquisition from Sanofi of full exclusive rights to two families of novel antibodies, as described below.

Sanofi Collaboration Revenue	Nine months ended September 30,
(In millions)	2014	2013
ZALTRAP:
Regeneron's share of losses in connection with commercialization of ZALTRAP	$(4.9)	$(22.6)
Reimbursement of Regeneron research and development expenses	3.7	5.5
Other	4.4	6.6
Total ZALTRAP	3.2	(10.5)
Antibody:
Reimbursement of Regeneron research and development expenses	405.2	338.0
Regeneron's share of commercialization expenses	(17.1)	—
Up-front payments to Sanofi for acquisition of rights related to two antibodies	—	(20.0)
Other	14.7	11.7
Total Antibody	402.8	329.7
Total Sanofi collaboration revenue	$406.0	$319.2
Regeneron's share of the loss in connection with commercialization of ZALTRAP, as shown in the table below, represents our 50% share of ZALTRAP net product sales less cost of goods sold and shared commercialization and other expenses.

Regeneron's share of losses in connection with commercialization of ZALTRAP	Nine months ended September 30,
(In millions)	2014	2013
Net product sales recorded by Sanofi	$66.2	$50.5
Regeneron's share of collaboration losses	(4.9)	(22.6)
Our share of the loss in the first nine months of 2014 and 2013 represents our share of the costs of launching and commercializing ZALTRAP, partly offset by net product sales. Sanofi provides us with an estimate of our share of the profit or loss from commercialization of ZALTRAP for the most recent fiscal quarter; these estimates are reconciled to actual results in the subsequent fiscal quarter, and our portion of the profit or loss is adjusted accordingly, as necessary.
In the first nine months of 2014, Sanofi's reimbursement of our antibody research and development expenses consisted of $131.0 million under our discovery agreement and $274.2 million of development costs under our license agreement, compared to $133.4 million and $204.6 million, respectively, in the first nine months of 2013. The higher reimbursement of development costs in the first nine months of 2014, compared to the same period in 2013, was primarily due to increased development activities for dupilumab and REGN1033.
Effective in the second quarter of 2014, we and Sanofi began sharing pre-launch commercialization expenses related to alirocumab in accordance with the companies’ antibody collaboration agreement.
In the second quarter of 2013, we acquired from Sanofi full exclusive rights to two families of novel antibodies invented at Regeneron and previously included in our antibody collaboration with Sanofi. Consequently, we made two $10.0 million up-front payments to Sanofi in connection with acquiring from Sanofi full exclusive rights to (i) antibodies targeting the PDGF family of receptors and ligands in opthalmology and all other indications and (ii) antibodies targeting the Ang2 receptor and ligand in ophthalmology.

Bayer HealthCare Collaboration Revenue
The collaboration revenue we earned from Bayer HealthCare, as detailed below, primarily consisted of recognition of our share of profits in connection with commercialization of EYLEA outside the United States, recognition of sales and substantive development milestones achieved, cost-sharing of Regeneron development expenses, and reimbursement of other Regeneron EYLEA expenses.

Bayer HealthCare Collaboration Revenue	Nine months ended September 30,
(In millions)	2014	2013
EYLEA:
Regeneron's net profit in connection with commercialization of EYLEA outside the United States	$213.3	$57.2
Sales and substantive development milestones	75.0	45.0
Cost-sharing of Regeneron EYLEA development expenses	26.2	13.2
Other	34.5	19.2
Total EYLEA	349.0	134.6
PDGFR-beta antibody:
Cost-sharing of REGN2176-3 development expenses	1.7	—
Other	7.8	—
Total PDGFR-beta antibody	9.5	—
Total Bayer HealthCare collaboration revenue	$358.5	$134.6
Regeneron's net profit in connection with commercialization of EYLEA outside the United States is summarized below.

Regeneron's Net Profit from EYLEA Sales Outside the United States	Nine months ended September 30,
(In millions)	2014	2013
Net product sales outside the United States	$741.9	$288.3
Regeneron's share of collaboration profit from sales outside the United States	256.8	100.1
Reimbursement of EYLEA development expenses incurred by Bayer HealthCare in accordance with Regeneron's payment obligation	(43.5)	(42.9)
Regeneron's net profit in connection with commercialization of EYLEA outside the United States	$213.3	$57.2
Bayer HealthCare records revenue from sales of EYLEA outside the United States. Bayer HealthCare provides us with an estimate of our share of the profit or loss, including the percentage of sales in Japan that we earned, from commercialization of EYLEA outside the United States for the most recent fiscal quarter; these estimates are reconciled to actual results in the subsequent fiscal quarter, and our portion of the profit or loss is adjusted accordingly, as necessary. In the first nine months of 2014 and 2013, our share of the profit we earned from commercialization of EYLEA outside the United States was partly offset by our contractual obligation to reimburse Bayer HealthCare for a portion of the agreed-upon development expenses previously incurred by Bayer HealthCare.
In the first nine months of 2014, we earned, and recorded as revenue, five $15.0 million sales milestones from Bayer HealthCare upon total aggregate net sales of EYLEA outside the United States exceeding $500 million, $600 million, $700 million, $800 million, and $900 million, respectively, over a twelve-month period. In the third quarter of 2013, we earned, and recorded as revenue, two $15.0 million sales milestone payments from Bayer HealthCare upon total aggregate net sales of EYLEA outside the United States exceeding $200 million and $300 million, respectively, over a twelve-month period. In addition, in the third quarter of 2013, we earned a $15.0 million substantive development milestone payment from Bayer HealthCare upon receipt of marketing approval in the EU for EYLEA for the treatment of macular edema secondary to CRVO.
Cost-sharing of our global EYLEA development expenses with Bayer HealthCare increased in the first nine months of 2014 compared to the same period in 2013. In January 2014, Bayer HealthCare decided to participate in the global development and commercialization of EYLEA outside the United States for the treatment of macular edema following BRVO. In connection with this decision, Bayer HealthCare reimbursed us $15.7 million for a defined share of the EYLEA global development costs that we had incurred prior to February 2014 for the BRVO indication, which was recognized as Bayer HealthCare collaboration revenue in the first quarter of 2014. In addition, all future agreed upon global EYLEA development expenses incurred in connection with BRVO are being shared equally, and any future profits or losses on sales of EYLEA outside of the United States for the treatment of macular edema following BRVO will also be shared.
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
Technology Licensing and Other Revenue
In connection with the amendment and extension of our VelocImmune license agreement with Astellas, in August 2010, we received a $165.0 million up-front payment, which was deferred upon receipt and is being recognized as revenue ratably over a seven-year period beginning in June 2011. In the first nine months of both 2014 and 2013, we recognized $17.7 million of technology licensing and other revenue related to this agreement.
Under a June 2009 agreement with Novartis, we receive royalties on worldwide sales of Novartis' canakinumab. In the first nine months of 2014 and 2013, technology licensing and other revenue included $5.4 million and $3.1 million, respectively, of royalties from Novartis.
Expenses
Total operating expenses increased to $1,426.2 million in the first nine months of 2014 from $946.4 million in the first nine months of 2013. Our average headcount in the first nine months of 2014 increased to 2,551 from 2,098 in the same period in 2013, principally in connection with expanding our research and development, and commercialization activities.
Operating expenses in the first nine months of 2014 and 2013 included a total of $225.8 million and $143.2 million respectively, of Non-cash Compensation Expense. The increase in total Non-cash Compensation Expense in the first nine months of 2014 was primarily attributable to the higher fair market value of our Common Stock on the date of our annual employee option grants made in December 2013 compared to recent prior years.

Research and Development Expenses
Research and development expenses increased to $919.6 million in the first nine months of 2014 from $591.8 million in the same period of 2013. The following table summarizes the major categories of our research and development expenses for the nine months ended September 30, 2014 and 2013:

Research and Development Expenses*	Nine months ended September 30,		Increase
(In millions)	2014	2013	(Decrease)
Payroll and benefits (1)	$288.6	$212.6	$76.0
Clinical trial expenses	147.5	94.2	53.3
Clinical manufacturing costs (2)	191.5	159.1	32.4
Research and other development costs	110.4	51.0	59.4
Occupancy and other operating costs	85.6	63.1	22.5
Cost-sharing of Bayer HealthCare and Sanofi development expenses (3)	96.0	11.8	84.2
Total research and development expenses	$919.6	$591.8	$327.8
* Certain prior year amounts have been reclassified to conform to the current year's presentation.
(1) Includes Non-cash Compensation Expense of $113.9 million for the nine months ended September 30, 2014 and $72.9 million for the nine months ended September 30, 2013.
(2) Represents the full cost of manufacturing drug for use in research, preclinical development, and clinical trials, as well as pre-launch commercial supplies that were not capitalized as inventory. Includes related payroll and benefits, Non-cash Compensation Expense, manufacturing materials and supplies, drug filling, packaging, and labeling costs, depreciation, and occupancy costs of our Rensselaer manufacturing facility. Also includes Non-cash Compensation Expense of $19.3 million for the nine months ended September 30, 2014 and $9.8 million for the nine months ended September 30, 2013.
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
Payroll and benefits increased principally due to the increase in employee headcount and Non-cash Compensation Expense, as described above. Clinical trial expenses increased due primarily to higher costs for clinical studies of dupilumab, alirocumab, and REGN1033, partly offset by lower EYLEA-related costs. Clinical manufacturing costs increased primarily due to higher costs related to manufacturing drug supplies of alirocumab and dupilumab. Research and other development costs increased primarily due to our 50% share ($33.8 million) of the cost of purchasing a FDA priority review voucher in the third quarter of 2014 as described above under "Late-Stage Antibody-based Clinical Programs - Alirocumab" and two $5.0 million development milestone payments we made to Sanofi in the first quarter of 2014 in connection with our acquisition from Sanofi of full exclusive rights to antibodies targeting the PDGF family of receptors in May 2013. Occupancy and other operating costs increased principally in connection with our higher headcount, expanded research and development activities, and higher information technology and facility-related costs at our Tarrytown and Rensselaer, New York sites. Cost-sharing of Bayer HealthCare and Sanofi development expenses increased primarily due to our obligation to fund 20% of Sanofi's Phase 3 alirocumab and sarilumab development costs, which commenced during the fourth quarter of 2013.

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

Project Costs	Nine months ended September 30,		Increase
(In millions)	2014	2013	(Decrease)
EYLEA	$89.0	$94.0	$(5.0)
Alirocumab	222.5	96.8	125.7
Sarilumab	65.4	26.8	38.6
Dupilumab	118.7	59.0	59.7
Other antibody candidates in clinical development	149.1	92.6	56.5
Other research programs and unallocated costs	274.9	222.6	52.3
Total research and development expenses	$919.6	$591.8	$327.8
For the reasons described above under "Research and Development Expenses" for the three months ended September 30, 2014 and 2013, and due to the variability in the costs necessary to develop a pharmaceutical product and the uncertainties related to future indications to be studied, the estimated cost and scope of the projects, and our ultimate ability to obtain governmental approval for commercialization, accurate and meaningful estimates of the total cost to bring our product candidates to market are not available. Similarly, we are currently unable to reasonably estimate if our product candidates in clinical development will generate material product revenues and net cash inflows.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased to $361.0 million in the first nine months of 2014 from $247.3 million in the first nine months of 2013 partly due to the $40.6 million incremental charge related to the Branded Prescription Drug Fee which was recorded in the third quarter of 2014, as described under "Three Months Ended September 30, 2014 and 2013 - Selling, General, and Administrative Expenses." In addition, selling, general, and administrative expenses increased due to higher Non-cash Compensation Expense principally for the reason described under "Expenses" above, higher headcount and headcount-related costs, higher legal costs primarily in connection with patent enforcement, partly offset by lower contributions to a not-for-profit organization that assists patients with chronic disease conditions. Selling, general, and administrative expenses included $90.7 million and $59.2 million of Non-cash Compensation Expense in the first nine months of 2014 and 2013, respectively.
Cost of Goods Sold
Cost of goods sold was $91.1 million in the first nine months of 2014 and $83.6 million in the first nine months of 2013. Cost of goods sold, which primarily consists of royalties, as well as costs in connection with producing EYLEA and ARCALYST commercial supplies, increased principally due to the increase in U.S. EYLEA net product sales. In addition, in the first nine months of 2014 and 2013, cost of goods sold included inventory write-downs and reserves totaling $3.5 million and $4.8 million, respectively.

Cost of Collaboration Manufacturing
We manufacture commercial supplies of product for our collaborators. Cost of collaboration manufacturing increased to $54.5 million in the first nine months of 2014 from $23.7 million in the first nine months of 2013 primarily due to royalties payable to Genentech, which commenced in May 2013 pursuant to the license and settlement agreement as described below under "Liquidity and Capital Resources - License and Settlement Agreements with Genentech - EYLEA", in connection with sales of EYLEA outside the United States. Cost of collaboration manufacturing also includes costs in connection with producing commercial supplies for our collaborators.
Other Income and Expense
Interest expense in the first nine months of 2014 and 2013 primarily includes interest associated with our 1.875% convertible senior notes, including amortization of the note discount and debt issuance costs, and interest associated with our facility lease obligations. In the second quarter of 2014, we recognized a $10.8 million loss in connection with the conversion of $61.1 million principal amount of the notes.
Income Taxes
In the first nine months of 2014 and 2013, we recorded income tax expense of $316.6 million and $187.7 million, respectively. The effective tax rate for the first nine months of 2014 was 57.1% and was negatively impacted by (i) losses incurred in foreign jurisdictions with rates lower than the federal statutory rate, (ii) expiration at the end of 2013 of the federal tax credit for increased research activities, (iii) the incremental charge related to the non-tax deductible Branded Prescription Drug Fee (as described above), and (iv) New York State tax legislation enacted in the first quarter of 2014. This tax legislation reduced the New York State income tax rate to zero percent for "qualified manufacturers", including Regeneron, effective in 2014; however, it also resulted in the reduction of our related deferred tax assets as a discrete item in the first quarter of 2014. As a result, this tax legislation caused a net increase in our effective tax rate by 2.2% for the first nine months of 2014.
The effective tax rate for the first nine months of 2013 was 36.4%, which included, as a discrete item, the impact of enacting The American Taxpayer Relief Act in January 2013. The American Taxpayer Relief Act included a provision to extend the income tax credit for increased research activities retroactively for the tax year ended December 31, 2012. As a result, our 2012 research tax credit reduced our effective tax rate for the first nine months of 2013 by 4.3%.
Liquidity and Capital Resources
Sources and Uses of Cash for the Nine Months Ended September 30, 2014 and 2013
At September 30, 2014, we had $1,495.6 million in cash, cash equivalents, and marketable securities compared with $1,083.9 million at December 31, 2013. EYLEA net trade accounts receivable were $672.7 million at September 30, 2014 and $785.8 million at December 31, 2013.
Cash Provided by Operating Activities
Net cash provided by operating activities was $544.9 million in the first nine months of 2014. Our net income of $237.9 million in the first nine months of 2014 included Non-cash Compensation Expense of $225.8 million and depreciation and amortization of $38.6 million. In addition, deferred tax assets at September 30, 2014 increased by $50.5 million, compared to end-of-year 2013, primarily due to an increase in Non-cash Compensation Expense and a credit for alternative minimum tax paid, partly offset by the reduction of our deferred tax assets related to the recently enacted New York State tax legislation, which reduced our New York State income tax rate to zero percent effective in 2014.
At September 30, 2014, Sanofi, Bayer HealthCare, and trade accounts receivable decreased by $27.7 million, compared to end-of-year 2013, primarily due to lower trade accounts receivable resulting from shortened payment terms to certain of our U.S. EYLEA customers effective January 2014, partly offset by higher amounts receivable from Bayer HealthCare in connection with the commercialization of EYLEA outside the United States. Inventories increased by $50.9 million, compared to end-of-year 2013, primarily in connection with increased production of EYLEA commercial supplies. Our deferred revenue at September 30, 2014 increased by $29.4 million, compared to end-of-year 2013, primarily due to (i) the receipt of a $25.5 million upfront payment as well as two $2.5 million non-substantive development milestone payments in the first quarter of 2014 in connection with our PDGFR-beta antibody collaboration agreement with Bayer HealthCare, and (ii) higher deferred revenue in connection with manufacturing commercial supplies of EYLEA for Bayer HealthCare, which is deferred until the product is sold by Bayer HealthCare to third-party customers. These increases were partly offset by amortization of a previously received and deferred $165.0 million payment under our license agreement with Astellas and amortization of previously deferred payments under our Sanofi and Bayer HealthCare collaborations. Accounts payable, accrued expenses, and other liabilities increased by $76.5 million at September 30, 2014, compared to end-of-year 2013, primarily due to higher accruals for sales-related charges, including the impact of the Branded Prescription Drug Fee incremental charge as described above, and higher accruals related to various clinical studies and capital expenditures.
Net cash provided by operating activities was $306.9 million in the first nine months of 2013. Our net income of $327.6 million in the first nine months of 2013 included Non-cash Compensation Expense of $143.2 million and depreciation and amortization of $29.9 million. In addition, deferred tax assets at September 30, 2013 decreased by $82.9 million, compared to end-of-year 2012, primarily due to utilization of these assets to offset income taxes payable for the first nine months of 2013.
At September 30, 2013, Sanofi, Bayer HealthCare, and trade accounts receivable increased by $350.8 million, compared to end-of-year 2012, primarily due to higher trade accounts receivable in connection with EYLEA product sales and a higher receivable balance due from Bayer HealthCare in connection with the launch of EYLEA outside the United States. Inventories increased by $36.7 million, compared to end-of-year 2012, primarily in connection with production of EYLEA commercial supplies. Our deferred revenue at September 30, 2013 decreased by $20.8 million, compared to end-of-year 2012, primarily due to amortization of a previously deferred $165.0 million payment under our license agreement with Astellas and amortization of previously deferred payments under our Sanofi and Bayer HealthCare collaborations, partly offset by costs of product manufactured and shipped to Sanofi and Bayer HealthCare for which recognition of revenue has been deferred. Accounts payable, accrued expenses, and other liabilities increased by $94.9 million at September 30, 2013, compared to end-of-year 2012, primarily due to higher sales-related charges, deductions, and royalties related to EYLEA, higher payroll-related liabilities, and higher liabilities for capital expenditures.
Cash Used in Investing Activities
Net cash used in investing activities was $477.4 million and $245.5 million in the first nine months of 2014 and 2013, respectively. In the first nine months of 2014 and 2013, purchases of marketable securities exceeded sales or maturities by $262.0 million and $158.2 million, respectively. Capital expenditures of $215.5 million and $87.3 million, in the first nine months of 2014 and 2013, respectively, included costs in connection with expanding our Rensselaer, New York manufacturing facilities and tenant improvement and associated costs related to our leased facilities in Tarrytown, New York. In addition, capital expenditures in the first nine months of 2014 included costs in connection with the acquisition and renovations of our Limerick, Ireland manufacturing facility.
Cash Provided By (Used in) Financing Activities
Net cash provided by financing activities was $43.5 million in the first nine months of 2014, and net cash used in financing activities was $28.4 million in the first nine months of 2013. In the second quarter of 2014, $61.1 million principal amount of our 1.875% convertible senior notes was surrendered for conversion. In accordance with the terms of the notes, we elected to settle these conversion obligations through a combination of cash, in an amount equal to the principal amount of the converted notes, and shares of our Common Stock in respect of any amounts due in excess thereof. Also during the second quarter of 2014, we entered into agreements to reduce the number of warrants held by each of the warrant holders in proportion to the amount of notes converted. Pursuant to the agreements, we paid an aggregate amount of $143.0 million to the warrant holders to reduce the maximum number of shares of Common Stock issuable upon exercise of the warrants from 4,760,840 to 4,033,324 (subject to adjustment from time to time as provided in the applicable warrant agreements). Proceeds from issuances of Common Stock, in connection with exercises of employee stock options, were $80.8 million in the first nine months of 2014 compared to $41.7 million in the first nine months of 2013. In addition, payments for employee tax obligations in connection with stock option exercises were $175.9 million in the first nine months of 2014 compared to $166.4 million in the first nine months of 2013. Cash flows from financing activities also increased by $343.5 million and $97.8 million in the first nine months of 2014 and 2013, respectively, due to utilization of excess tax benefits in connection with stock option exercises, which offset cash tax obligations.

Fair Value of Marketable Securities
At September 30, 2014 and December 31, 2013, we held $849.1 million and $548.3 million, respectively, of marketable securities which consisted of debt securities issued by investment grade institutions as well as equity securities. Marketable securities as of September 30, 2014 included restricted marketable securities related to our investment in Avalanche common shares, which are subject to customary transfer restrictions until January 2015 under a lock-up agreement with the underwriters of Avalanche's IPO (described above under "Collaboration Agreements - Collaboration with Avalanche Biotechnologies, Inc.").
The composition of our portfolio of marketable securities on these dates was as follows:

	September 30, 2014		December 31, 2013
Investment type	Fair Value	Percent	Fair Value	Percent
Unrestricted
U.S. government and government agency obligations	$51.1	6%	$107.5	20%
Corporate bonds	695.6	82%	369.2	68%
Commercial paper	—	—	24.0	4%
Municipal bonds	42.9	5%	36.9	7%
International government agency obligations	—	—	2.0	—
Certificates of deposit	—	—	7.5	1%
Equity securities	5.1	1%	1.2	—
Total unrestricted marketable securities	794.7	94%	548.3	100%

Restricted
Equity securities	54.4	6%	—	—
Total marketable securities	$849.1	100%	$548.3	100%
In addition, at September 30, 2014 and December 31, 2013, we had $646.6 million and $535.6 million, respectively, of cash and cash equivalents, primarily held in bank deposits and money market funds.
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

Tarrytown, New York Lease
In April 2013, we entered into a new lease agreement for approximately 297,000 square feet of additional new laboratory and office space to be constructed in two new buildings (the Buildings), which are expected to be completed in the second half of 2015, at our current Tarrytown, New York location. The term of the lease, which is commencing in the second half of 2014, is approximately 15 years and contains three renewal options to extend the term of the lease by five years each. The lease provides for (i) monthly payments over its term, which will commence in the second half of 2015 and will be based on the landlord's costs of construction and tenant allowances, and (ii) additional charges for utilities, taxes, and operating expenses. Based upon various factors, including our involvement in the Buildings' construction and our responsibility for directly paying for a substantial portion of tenant improvements, we are deemed, in substance, to be the owner of the landlord's Buildings in accordance with the application of FASB authoritative guidance. Consequently, in addition to capitalizing the tenant improvements, we capitalize the landlord's costs of constructing these new facilities, offset by a corresponding facility lease obligation. We will allocate a portion of our future lease payments to the Buildings and the land on which the Buildings are being constructed. The land element of the lease is treated for accounting purposes as an operating lease.
Capital Expenditures
Our cash expenditures for property, plant, and equipment totaled $215.5 million in the first nine months of 2014 and $87.3 million in the first nine months of 2013 (as described above under "Sources and Uses of Cash for the Nine Months Ended September 30, 2014 and 2013 - Cash Provided by Operating Activities").
In May 2014, we entered into an agreement to acquire a 400,000 square foot facility in Limerick, Ireland for $5.1 million. We are renovating this facility to accommodate and support our growth, primarily in connection with expanding our manufacturing capacity to support our global supply chain.
We expect to incur capital expenditures of approximately $85 to $135 million in the fourth quarter of 2014 primarily in connection with renovating our new Limerick facility, tenant improvements primarily related to the two new buildings under construction at our leased Tarrytown facilities, expanding, and renovating a portion of, our manufacturing facilities at our Rensselaer facility, and purchases of equipment.
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
Our commercialization costs over the next few years will depend on, among other things, whether or not new indications for our marketed products or our antibody product candidates in later stage clinical development receive regulatory approval, the market potential for such new indications or product candidates, and the commercialization terms of our collaboration agreements, if applicable (whereby some or all commercialization costs may be shared with our collaborators). Currently, we are required to pay royalties on sales of commercial products. In the future, if we are able to successfully develop, market, and sell EYLEA for other indications, or certain of our product candidates, we may be required to pay additional royalties or share the profits from such sales pursuant to our license or collaboration agreements. In addition, under the provisions of the PPACA and the Health Care and Education Reconciliation Act of 2010, the Branded Prescription Drug Fee is imposed on pharmaceutical manufacturers that sell branded prescription drugs to specified government programs. This fee is allocated to companies, including Regeneron, based on their market share of total branded prescription drug sales into these government programs.
As described above, in the first nine months of 2014 and 2013, we made cash payments of $175.9 million and $166.4 million, respectively, for employee tax obligations in connection with stock option exercises. Future cash requirements for such payments will depend on various factors, including the level of stock option grants and exercises and the sales prices of our Common Stock, and may continue to be substantial.
We expect that expenses related to the filing, prosecution, defense, and enforcement of patents and other intellectual property will be substantial.
As described above, in the second quarter of 2014, $61.1 million principal amount of our 1.875% convertible senior notes were surrendered for conversion. In accordance with the terms of the notes, we elected to settle these conversion obligations through a combination of cash, in an amount equal to the principal amount of the converted notes, and shares of our Common Stock in respect of any amounts due in excess thereof. In addition, in October 2014, we received notification that an additional $160.8 million principal amount of our convertible senior notes were surrendered for conversion, and settlement is anticipated during the fourth quarter of 2014. We elected to settle these conversion obligations through a combination of cash and shares (total payment will be based on the average of the volume-weighted-average prices of the Common Stock during the 40 trading-day cash settlement averaging period specified in the indenture governing the Notes). In connection with these note conversions, we exercised a proportionate amount of our convertible note hedges, for which we expect to receive shares of Common Stock equivalent to the number of shares we will be required to issue to settle the non-cash portion of the related note conversions. In future periods, other holders of these debt securities may surrender their notes for conversion.
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
In connection with our EYLEA collaboration with Bayer HealthCare, we are entitled to receive an additional $15.0 million sales milestone based on total twelve-month sales of EYLEA outside the United States exceeding $1 billion. In addition, in connection with a November 2013 agreement under which Bayer HealthCare obtained rights to use certain of our EYLEA clinical data for a regulatory filing, we are eligible to receive up to $30.0 million in additional sales milestone payments if twelve-month sales of specific commercial supplies of EYLEA outside the United States achieve certain specified levels up to $200 million.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risks, and the way we manage them, are summarized in Part II, Item 7A, "Quantitative and Qualitative Disclosures Around Market Risk" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (filed February 13, 2014). There have been no material changes to our market risks or to our management of such risks as of September 30, 2014.
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
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are a party to legal proceedings in the course of our business, including those described in our Annual Report on Form 10-K for the year ended December 31, 2013 (filed February 13, 2014), our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 (filed May 8, 2014), and those described below. The outcome of any such proceedings, regardless of the merits, is inherently uncertain. For a description of risks relating to these and other legal proceedings we face, see Part II, Item 1A. Risk Factors, including the discussion under the headings entitled "Risks Related to Intellectual Property and Market Exclusivity," "Regulatory and Litigation Risks," and "Risks Related to Our Common Stock."
Proceedings Relating to '287 Patent and '018 Patent
Our European Patent No. 1,360,287 (the ‘287 Patent), which concerns genetically altered mice capable of producing chimeric antibodies that are part human and part mouse, is the subject of opposition proceedings in the European Patent Office (EPO) initiated by Kymab Ltd and Merus B.V. alleging lack of novelty, lack of inventive step, and insufficiency. As previously reported, we had sued Kymab and Merus for infringement of the ‘287 Patent in the English High Court of Justice, Chancery Division, Patents Court, in London and in the District Court of The Hague, respectively, and these proceedings are ongoing. On September

17, 2014, following an oral hearing held to evaluate the validity of the ‘287 Patent, the Opposition Division of the EPO revoked the ‘287 Patent in its entirety. The Opposition Division of the EPO has not yet issued its written decision setting forth the grounds for revocation. We filed an appeal with the EPO on September 18, 2014, which had the effect of reinstating the ‘287 Patent.
As previously reported, we had sued Ablexis, LLC for infringement of our U.S. Patent No. 8,502,018 (the '018 Patent) in the United States District Court for the Southern District of New York. The '018 Patent also concerns genetically altered mice capable of producing chimeric antibodies that are part human and part mouse. On October 31, 2014, we and Ablexis reached a confidential settlement and filed a joint stipulation dismissing the action with prejudice.
Proceedings Relating to PCSK9 Antibody (Alirocumab)
On October 17, 2014 and October 28, 2014, Amgen Inc. filed lawsuits against Regeneron, Sanofi, Aventisub LLC, and Aventis Pharmaceuticals, Inc. in the United States District Court for the District of Delaware seeking an injunction to prevent us and the other defendants from manufacturing, using, offering to sell, or selling within the United States (as well as importing into the United States) alirocumab, the antibody to PCSK9 for LDL cholesterol reduction we are jointly developing with Sanofi. In the complaints, Amgen asserts U.S. Patent Nos. 8,563,698, 8,829,165, and 8,859,741 and U.S. Patent Nos. 8,871,913 and 8,871,914, respectively. Amgen also seeks a judgment of patent infringement of the asserted patents, monetary damages (together with interest), costs and expenses of the lawsuits, and attorneys’ fees.

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
Risks Related to Commercialization of EYLEA
We are substantially dependent on the success of EYLEA. If we or Bayer HealthCare are unable to continue to commercialize EYLEA, our business, prospects, operating results, and financial condition will be materially harmed.
EYLEA net sales represent a substantial portion of our revenues and this concentration of our net sales in a single product makes us substantially dependent on that product. For the nine months ended September 30, 2014 and 2013, EYLEA net sales in the United States represented 60% and 67% of our total revenues, respectively. If we were to experience difficulty with the commercialization of EYLEA in the United States, if Bayer HealthCare were to experience any difficulty with the commercialization of EYLEA outside the United States, or if we and Bayer HealthCare are unable to maintain current marketing approvals of EYLEA, we may experience a reduction in revenue and may not be able to sustain profitability, and our business, prospects, operating results, and financial condition would be materially harmed. In addition, if Bayer HealthCare is unable to obtain approval of EYLEA in additional countries or in additional indications, our prospects would be materially harmed.
We are subject to significant ongoing regulatory obligations and oversight with respect to EYLEA. If we fail to maintain regulatory compliance for EYLEA, we may lose marketing approval, which would materially harm our business, prospects, operating results, and financial condition.
EYLEA is currently available in the United States, EU, Japan, and certain other countries outside of the United States for treatment of wet AMD and macular edema following CRVO, and has been approved in the United States and the EU for the treatment of DME, and in the United States for the treatment of macular edema following RVO. We are subject to significant ongoing regulatory obligations and oversight with respect to EYLEA for its currently approved indications in the United States, EU, and other countries where the product is approved. If we fail to maintain regulatory compliance for EYLEA for its currently approved indications, we may lose marketing approval, which would materially harm our business, prospects, operating results, and financial condition. Failure to comply may also subject us to sanctions, product recalls, or withdrawals of previously approved marketing applications. See also "Risks Related to Manufacturing and Supply—If we fail to meet the stringent requirements of governmental regulation in the manufacture of drug products or product candidates, we could incur substantial remedial costs, delays in the development or approval of our product candidates or new indications for our marketed products and/or in their commercial launch if they obtain regulatory approval, and a reduction in sales" below.

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
Our regulatory approval for sales of EYLEA is limited to the treatment of wet AMD, macular edema following CRVO and RVO, and DME and is limited geographically. If approvals are not obtained for sales in other countries, sales and profits will be limited.
We and Bayer HealthCare have received regulatory approvals for sale of EYLEA for the treatment of wet AMD, macular edema following CRVO and RVO, and DME in certain countries throughout the world. If approvals for sales in other countries are not obtained, sales will be limited and our potential for profits will be limited. As a result, our business, prospects, operating results, and financial condition would be materially impacted.
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
The market for eye disease products is very competitive. Novartis and Genentech are collaborating on the commercialization and further development of a VEGF antibody fragment, Lucentis® (ranibizumab injection), for the treatment of wet AMD, macular edema following CRVO, DME, visual impairment due to mCNV, and other eye indications. Lucentis® was approved by the FDA in June 2006 for the treatment of wet AMD, in June 2010 for the treatment of macular edema following RVO (including CRVO and BRVO), and in August 2012 for the treatment of DME. Lucentis® was also approved by the European Medicines Agency for wet AMD in January 2007, for DME in January 2011, for the treatment of macular edema following RVO (including CRVO and BRVO) in June 2011, and for mCNV in July 2013. Competitors are also exploring the development of a biosimilar version of Lucentis® ; in particular, Pfenex Inc. is developing PF582, which is currently in a Phase 1b/2a trial in patients with wet AMD. Other competitive or potentially competitive products include Allergan’s Ozurdex® (dexamethasone intravitreal implant) (approved by the FDA in June 2009 for the treatment of macular edema following RVO and in September 2014 for the treatment of DME) and Alimera Sciences’ Iluvien® (luocinolone acetonide intravitreal implant) (approved by the FDA in September 2014 for the treatment of DME in patients who have been previously treated with a course of corticosteroids and did not have a clinically significant rise in intraocular pressure), both of which are intravitreal implants of corticosteroids.

Many other companies are working on the development of product candidates and extended delivery devices for the potential treatment of wet AMD, DME, and RVO, including those that act by blocking VEGF and VEGF receptors, as well as small interfering ribonucleic acids (siRNAs) that modulate gene expression. For example, in January 2012, Genentech submitted an IND for such an extended delivery device. Novartis is developing ESBA1008 (RTH258), a humanized monoclonal single-chain FV (scFv) antibody fragment targeting VEGF-A for wet AMD, and initiated Phase 2 trials comparing ESBA1008 and EYLEA in 2013. Allergan is developing an anti-VEGF-A DARPin® for wet AMD and related conditions and a Phase 2 trial has been completed. Additionally, companies are developing products (or combinations of products) to treat wet AMD that act by blocking VEGF and VEGF receptors, as well as other targets (for example, PDGF). Ophthotech Corporation is developing Fovista™, an aptamer directed against platelet-derived growth factor subunit B (PDGF-B), as a product candidate intended to be used in combination with an anti-VEGF therapy in wet AMD. In 2013, Ophthotech initiated Phase 3 trials in AMD evaluating multiple combinations of Fovista™, including Lucentis® + Fovista™, Avastin® (bevacizumab) + Fovista™, and EYLEA + Fovista™. Genentech initiated a Phase 1 trial of a bi-specific antibody targeting both VEGF and Ang2 for wet AMD.
In addition, ophthalmologists are using with success off-label, third-party repackaged versions of Genentech's approved VEGF antagonist, Avastin®, for the treatment of wet AMD, DME, and RVO. The relatively low cost of therapy with repackaged Avastin® in patients with wet AMD presents a significant competitive challenge in this indication. Competitors (including Amgen) are also developing a biosimilar version of Avastin®. Long-term, controlled clinical trials comparing Lucentis® to Avastin® in the treatment of wet AMD are being conducted. One-year data from the Comparison of Age-Related Macular Degeneration Treatments Trial (CATT) were reported in April 2011 and indicated that Avastin® dosed monthly was non-inferior to Lucentis® dosed monthly in the primary efficacy endpoint of mean visual acuity gain at 52 weeks. Two-year data from CATT were reported in April 2012 and indicated that monthly Avastin® was non-inferior to monthly Lucentis® in mean visual acuity gain; as-needed dosing was not non-inferior to monthly dosing. Avastin® is also being evaluated in eye diseases in trials that have been initiated in the United Kingdom, Canada, Brazil, Mexico, Germany, Israel, and other countries. Furthermore, Lucentis® and off-label use of repackaged Avastin® present significant competitive challenges as doctors and patients have had significant experience using these medicines. Moreover, the reported results of the CATT study, combined with the relatively low cost of repackaged Avastin® in treating patients with wet AMD, may well exacerbate the competitive challenge which EYLEA faces in this or other eye indications for which it may be approved. Finally, ZALTRAP has not been manufactured and formulated for use in intravitreal injections, and while we believe that ZALTRAP would not be well tolerated if administered directly to the eye, there is a risk that third parties may attempt to repackage ZALTRAP for off-label use and sale for the treatment of wet AMD and other diseases of the eye, which would present a potential low-cost competitive threat to EYLEA for its approved indications. See also "Risks Related to Commercialization of Products—We may be unsuccessful in continuing the commercialization of our marketed products or in commercializing our product candidates or new indications for our marketed products, if approved, which would materially and adversely affect our business, profitability, and future prospects" below.
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
We cannot sell or market products without regulatory approval. If we do not maintain regulatory approval for our marketed products, and obtain regulatory approval for our product candidates, or new indications of our marketed products, including EYLEA for the treatment of ophthalmologic diseases other than those covered by its currently approved indications, the value of our company and our business, prospects, operating results, and financial condition will be materially harmed. Our product candidates may not receive regulatory approval. If we are unable to obtain regulatory approval for our product candidates, or if we are materially delayed in doing so, our business, prospects, operating results, and financial condition may be materially harmed. In addition, if we fail to maintain regulatory approval for EYLEA's currently approved indications, we may lose marketing approval and the ability to generate EYLEA product sales revenue, which would materially and negatively impact our business, prospects, operating results, and financial condition.

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
The FDA may also require us to conduct additional clinical trials after granting approval of a product. Its ability to do so has been enhanced by the Food and Drug Administration Amendments Act of 2007, pursuant to which the FDA has the explicit authority to require postmarket studies (also referred to as post-approval or Phase 4 studies), labeling changes based on new safety information, and compliance with FDA-approved risk evaluation and mitigation strategies. Post-approval studies, whether conducted by us or by others and whether mandated by regulatory agencies or voluntary, and other data about our marketed products (or data about products similar to our marketed products that implicate an entire class of products or are perceived to do so) may result in changes in product labeling, restrictions on use, product withdrawal or recall, loss of approval, or lower sales of our products.
According to the FDA policies under the Prescription Drug User Fee Act, the FDA system of review times for new drugs includes standard review and priority review. Standard review can be accomplished in a ten-month time frame from the time the application is filed by the FDA (filing date), which typically occurs approximately 60 days following submission of the application by the applicant. The FDA has stated the goal to act on 90% of standard new molecular entity (NME) New Drug Application (NDA) and original BLA submissions within 10 months of the filing date. A priority review designation is given to drugs that treat a serious condition and offer major advances in treatment, or provide a treatment where no adequate therapy exists, and may also be afforded to a human drug application based on a priority review voucher. The FDA has stated the goal to act on 90% of priority NME NDA and original BLA submissions within 6 months of the filing date. However, the FDA’s review goals are subject to change and the duration of the FDA’s review depends on a number of factors, including the number and types of other applications that are submitted to the FDA around the same time period or are pending. Even if any of our applications receives a priority review designation (including based on the rare pediatric disease priority review voucher, which we and Sanofi plan to use in connection with the contemplated BLA submission for alirocumab), we may not ultimately be able to obtain approval of our application within a time frame consistent with the FDA’s stated review goals or at all, and such designation may not actually lead to a faster development or regulatory review or approval process.
Foreign governments also regulate the manufacturing, marketing and selling of drugs distributed in their country and approval in any country is similarly likely to be a lengthy and expensive process, and approval is highly uncertain. Foreign regulatory authorities often also have the authority to require post-approval studies, which involve various risks similar to those described above.
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
Our business requires using sensitive and proprietary technology and other information that we protect as trade secrets. We seek to prevent improper disclosure of these trade secrets through confidentiality agreements. If our trade secrets are improperly disclosed, by our own employees, our collaborators or otherwise, it would help our competitors and adversely affect our business. We will be able to protect our proprietary rights only to the extent that our proprietary technologies and other information are covered by valid and enforceable patents or are effectively maintained as trade secrets. The patent position of biotechnology companies, including our company, involves complex legal and factual questions and, therefore, enforceability cannot be predicted with certainty. Our patents may be challenged, invalidated, held to be unenforceable, or circumvented. Patent applications filed outside the United States may be challenged by other parties, for example, by filing an opposition. Such opposition proceedings are increasingly common in the EU and are costly to defend. For example, our European Patent No. 1,360,287 has been the subject of opposition proceedings in the European Patent Office, as described in Part II, Item 1. "Legal Proceedings" of this report. We have pending patent applications in the United States Patent and Trademark Office, the European Patent Office, and the patent offices of other foreign jurisdictions, and it is likely that we will need to defend patents from challenges by others from time to time in the future. Certain of our U.S. patents may also be challenged by parties who file a request for post-grant review under the America Invents Act of 2011. We expect that post-grant review proceedings will become common in the United States and will be costly to defend. Our patent rights may not provide us with a proprietary position or competitive advantages against competitors. Furthermore, even if the outcome is favorable to us, the enforcement of our intellectual property rights can be extremely expensive and time consuming.
We may be restricted in our development, manufacturing, and/or commercialization activities by patents or other proprietary rights of others, and could be subject to damage awards if we are found to have infringed such patents or rights.
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
We have been in the past, are currently, and may in the future be involved in patent litigation and other proceedings involving our patents. For example, we are currently parties to patent infringement proceedings relating to our European Patent No. 1,360,287 and our U.S. Patent No. 8,502,018, both of which concern genetically altered mice capable of producing chimeric antibodies that are part human and part mouse, as described in Part I, Item 3. "Legal Proceedings" of our Annual Report on Form 10-K for the year ended December 31, 2013, Part II, Item 1. "Legal Proceedings" of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, and Part II, Item 1. "Legal Proceedings" of this report. In addition, we are currently parties to patent infringement proceedings initiated by Amgen against us and Sanofi relating to alirocumab, the antibody to PCSK9 for LDL cholesterol reduction we are jointly developing with Sanofi, as described in Part II, Item 1. "Legal Proceedings" of this report. We are aware of additional patents and pending applications owned by others that claim antibodies to PCSK9 and methods of treating hypercholesterolemia with such antibodies. We are also aware of patents and pending applications owned by others that respectively claim antibodies to IL-6R and IL-4R and methods of treating rheumatoid arthritis and uveitis and atopic dermatitis and asthma with such antibodies. In addition to alirocumab, our late-stage antibody-based pipeline includes sarilumab, an antibody to IL-6R, for the treatment of rheumatoid arthritis and non-infectious uveitis; and dupilumab, an antibody to IL-4R, for the treatment of atopic dermatitis, asthma, and nasal polyposis. Although we do not believe that any of our late-stage antibody product candidates infringes any valid claim in these patents or patent applications, these other parties could initiate a lawsuit for patent infringement and assert their patents are valid and cover our late-stage antibody product candidates, similar to the patent infringement proceedings initiated by Amgen referred to above. We are also aware of a U.S. patent jointly owned by Genentech and City of Hope relating to the production of recombinant antibodies in host cells. We currently produce our antibody product candidates using recombinant antibodies from host cells and may choose to produce additional antibody product candidates in this manner. None of ARCALYST, ZALTRAP, or EYLEA is a recombinant antibody. If any of our antibody product candidates are produced in a manner subject to valid claims in the Genentech patent, then we may need to obtain a license from Genentech, should one be available. Genentech has licensed this patent to several different companies under confidential license agreements. If we desire a license for any of our antibody product candidates and are unable to obtain a license on commercially reasonable terms or at all, we may be restricted in our ability to make recombinant antibodies in, or to import them into, the United States. Further, we are aware of a number of patent applications of others that, if granted with claims as currently drafted, may cover our current or planned activities. It could be determined that our products and/or actions in manufacturing or selling our product candidates infringe such patents.
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
Third-party service or supply failures, or other failures, business interruptions, or other disasters affecting our manufacturing facilities in Rensselaer, New York or the facilities of any other party participating in the supply chain, would adversely affect our ability to supply our products.
We currently manufacture all of our bulk drug materials at our manufacturing facilities in Rensselaer, New York. We would be unable to manufacture these materials if our Rensselaer facilities were to cease production due to regulatory requirements or actions, business interruptions, labor shortages or disputes, contaminations, fire, natural disasters, acts of war or terrorism, or other problems.
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
The commercial success of our products may also be adversely affected by guidelines or recommendations to healthcare providers, administrators, payers, and patient communities that result in decreased use of our products. Such guidelines or recommendations may be published not only by governmental agencies, but also professional societies, practice management groups, private foundations, and other interested parties.
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

•
our ability to effectively communicate to the marketplace the benefits of the dosing regimen of EYLEA as compared to the dosing regimen of Lucentis®, and the willingness of retinal specialists and patients to switch from Lucentis® or off-label use of repackaged Avastin® to EYLEA;

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
We are aware of several pharmaceutical and biotechnology companies actively engaged in the research and development of antibody products against targets that are also the targets of our early- and late-stage product candidates. For example, Pfizer (in partnership with Eli Lilly), Johnson & Johnson, and AbbVie are developing antibody product candidates against NGF. Genentech/Roche is marketing an antibody against IL-6R (tocilizumab) for the treatment of rheumatoid arthritis, and several other companies, including Johnson & Johnson (in partnership with GlaxoSmithKline), Alder Biopharmaceuticals, Ablynx (in partnership with AbbVie), and Pfizer have antibodies against IL-6 or IL-6R in clinical development. Several companies, including Amgen, Pfizer, and Eli Lilly, have development programs for antibodies against PCSK9. Amgen's PCSK9 program appears to be the most advanced of the competitors, having already submitted a BLA with the FDA and a marketing authorization application with the EMA, and may obtain marketing approval in one or more countries before our PCSK9 antibody is approved. Alnylam, in partnership with The Medicines Company, has a clinical program underway with an RNAi molecule against PCSK9. In addition, there are therapeutic products targeting PCSK9 operating through other mechanisms of action in development, including an oral product. Oral products that lower LDL-C, if approved, may also be competitive with PCSK9 inhibitors, including alirocumab (if approved). Certain late-stage inhibitors of cholesterylester transfer protein (CETP), such as Merck's anacetrapib and Eli Lilly's evacetrapib, lower LDL-C and may be launched with supporting data from outcomes trials prior to the completion of our own outcomes trial for alirocumab. Another oral agent that lowers LDL-C and that may potentially compete with alirocumab, if approved, is Esperion's ETC-1002. A number of companies are developing antibodies that, if approved, may compete with dupilumab, our IL-4R antibody, if it is approved, including Roche (an antibody against IL-13), Teva (an antibody against IL-5), AstraZeneca (antibodies against IL-5R and IL-13), Novartis (a combination antibody against IL-4 and IL-13), and Amgen (in partnership with AstraZeneca) (an antibody against thymic stromal lymphopoietin, or TSLP). Further, Amgen, Genentech, and AstraZeneca have development programs underway for antibodies against Ang2 for indications in oncology. Celgene (in partnership with OncoMed Pharmaceuticals, Inc.) and AstraZeneca have antibodies that target Dll4 in clinical development. For muscle-wasting conditions, Pfizer, Eli Lilly, Bristol-Myers Squibb, and Atara Biotherapeutics have anti-GDF8 monoclonal antibodies in development, and Novartis has a competing antibody targeting ActRIIB.
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
Government and other third-party payers are challenging the prices charged for healthcare products and increasingly limiting, and attempting to limit, both coverage and level of reimbursement for prescription drugs. In March 2010, the PPACA and a related reconciliation bill were enacted in the United States. This legislation imposes cost containment measures that are likely to adversely affect the amount of reimbursement for our future products. The full effects of this legislation are unknown at this time and will not be known until regulations and guidance are issued by CMS and other federal and state agencies. Further, in September 2011 the Office of Inspector General (OIG) of the Department of Health and Human Services issued a report entitled “Review of Medicare Part B Avastin and Lucentis Treatments for Age-Related Macular Degeneration” in which the OIG details possible savings to the Medicare program by using off-label, repackaged Avastin® rather than Lucentis® for the treatment of wet AMD. Some states are also considering legislation that would control the prices of drugs, and state Medicaid programs are increasingly requesting manufacturers to pay supplemental rebates and requiring prior authorization by the state program for use of any drug for which supplemental rebates are not being paid. It is likely that federal and state legislatures and health agencies will continue to focus on additional health care reform in the future that will impose additional constraints on prices and reimbursements for our products.
Since EYLEA for its currently approved indications, and ZALTRAP for the treatment of patients with mCRC that is resistant to or has progressed following an oxaliplatin-containing regimen, will likely continue to be too expensive for most patients to afford without health insurance coverage, if these products are unable to obtain adequate coverage and reimbursement by third-party payers, including Medicare and Medicaid in the United States, our ability to successfully commercialize these products would be materially adversely impacted. Third-party payers, including Medicare and Medicaid in the United States, may not cover and/or reimburse for these products at levels required for us to successfully commercialize these products. Any limitation imposed by third-party payers on the use of our products if they are approved for marketing, or any action or decision by CMS or analogous foreign agencies or authorities which for any reason denies coverage or reimbursement for our products or provides coverage or reimbursement at levels that harm our products' competitiveness or leads to lower prices for those products, will have a material negative effect on our ability to sustain profitability. In certain foreign countries, pricing, coverage, and level of reimbursement of prescription drugs are subject to governmental control, and we and our collaborators may be unable to obtain coverage, pricing, and/or reimbursement on terms that are favorable to us or necessary for us or our collaborators to successfully commercialize our products in those countries. In some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing and reimbursement vary widely from country to country, and may take into account the clinical effectiveness, cost, and service impact of existing, new, and emerging drugs and treatments. For example, the EU provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. Our results of operations may suffer if we or our collaborators are unable to market our products in foreign countries or if coverage and reimbursement for our products in foreign countries is limited or delayed.
We are dependent upon a small number of customers for a significant portion of our revenue, and the loss of or significant reduction in sales to these customers would adversely affect our results of operations.
We sell EYLEA in the United States to three distributors and several specialty pharmacies. Under this distribution model, the distributors and specialty pharmacies generally take physical delivery of product and generally sell the product directly to healthcare providers. For the nine months ended September 30, 2014 and 2013, we recorded 75% and 76%, respectively, of our total gross product revenue from sales to a single distributor, Besse Medical, a subsidiary of AmerisourceBergen Corporation. We expect this significant customer concentration to continue for the foreseeable future. Our ability to generate and grow sales of EYLEA will depend, in part, on the extent to which our distributors and specialty pharmacies are able to provide adequate distribution of EYLEA to healthcare providers. Although we believe we can find additional distributors, if necessary, our revenue during any period of disruption could suffer and we might incur additional costs. In addition, these customers are responsible for a significant portion of our net trade accounts receivable balances. The loss of any large customer, a significant reduction in sales we make to them, any cancellation of orders they have made with us, or any failure to pay for the products we have shipped to them could adversely affect our results of operations.
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
In particular, our business activities outside of the United States are subject to the Foreign Corrupt Practices Act, or FCPA, and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate, including the U.K. Bribery Act. The FCPA generally prohibits offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to a non-U.S. government official in order to influence official action, or otherwise obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. Our business is heavily regulated and therefore involves significant interaction with public officials, including officials of non-U.S. governments. Additionally, in many other countries, the health care providers who prescribe pharmaceuticals are employed by their government, and the purchasers of pharmaceuticals are government entities; therefore, our dealings with these prescribers and purchasers are subject to regulation under the FCPA. Recently the Securities and Exchange Commission, or SEC, and Department of Justice have increased their FCPA enforcement activities with respect to pharmaceutical companies. There is no certainty that all of our employees, agents, contractors, or collaborators, or those of our affiliates, will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers, or our employees, requirements to obtain export licenses, cessation of business activities in sanctioned countries, implementation of compliance programs, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries and could materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, and our business, prospects, operating results, and financial condition.

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

We may incur additional tax liabilities related to our operations.
We are subject to income tax in the United States and various foreign jurisdictions. Significant judgment is required in determining our worldwide tax liabilities, and our effective tax rate is derived from a combination of the applicable statutory rates in the various jurisdictions in which we operate. We record liabilities that involve significant management judgment for uncertain tax positions. The IRS or other domestic or foreign taxing authorities may disagree with our interpretation of tax law as applied to the operations of Regeneron and its subsidiaries or with the positions we may take with respect to particular tax issues on our tax returns. Consequently, our reported effective tax rate and our after-tax cash flows may be materially and adversely affected by tax assessments or judgments in excess of accrued amounts we have estimated in preparing our financial statements. Further, our effective tax rate may also be adversely affected by numerous other factors, including changes in the mix of our profitability from country to country, the availability of the U.S. research and development tax credit, and changes in tax laws and regulations.
We face potential liability related to the privacy of health information we obtain from research institutions and our collaborators.
Most health care providers, including research institutions from which we or our collaborators obtain patient information, are subject to privacy and security regulations promulgated under the Health Insurance Portability and Accountability Act of 1996 (HIPAA), as amended by the Health Information Technology for Economic and Clinical Health Act. For example, as part of our human genetics initiative, our wholly-owned subsidiary, Regeneron Genetics Center LLC, is collaborating with the Geisinger Health System, which is subject to such regulations, and may enter into collaboration arrangements with additional institutions in the future. Regeneron is not a HIPAA-covered entity and our clinical research efforts are not directly regulated by HIPAA, so we are not subject to civil penalties under HIPAA. However, any person may be prosecuted under HIPAA’s criminal provisions either directly or under aiding-and-abetting or conspiracy principles. Consequently, depending on the facts and circumstances, we could face substantial criminal penalties if we knowingly receive individually identifiable health information from a HIPAA-covered health care provider or research institution that has not satisfied HIPAA’s requirements for disclosure of individually identifiable health information. In addition, international data protection laws, including the EU Data Protection Directive and member state implementing legislation, may apply to some or all of the clinical data obtained from our collaborators outside of the U.S. Failure by those collaborators to comply with the strict rules on the transfer of personal data outside of the EU into the U.S. may result in the imposition of criminal and administrative sanctions on such collaborators, which could adversely affect our business. Furthermore, certain health privacy laws, data breach notification laws, consumer protection laws, and genetic testing laws may apply directly to our operations and/or those of our collaborators and may impose restrictions on our collection, use, and dissemination of individuals' health information. Moreover, patients about whom we or our collaborators obtain information, as well as the providers who share this information with us, may have statutory or contractual rights that limit our ability to use and disclose the information. Claims that we have violated individuals’ privacy rights or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.
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
Increasing use of social media could give rise to liability, breaches of data security, or reputational damage.

We and our employees are increasingly utilizing social media tools as a means of communication both internally and externally. Despite our efforts to monitor evolving social media communication guidelines and comply with applicable rules, there is risk that the use of social media by us or our employees to communicate about our products or business may cause us to be found in violation of applicable requirements. In addition, our employees may knowingly or inadvertently make use of social media in ways that may not comply with our social media policy or other legal or contractual requirements, which may give rise to liability, lead to the loss of trade secrets or other intellectual property, or result in public exposure of personal information of our employees, clinical trial patients, customers, and others. Furthermore, negative posts or comments about us or our products in social media could seriously damage our reputation, brand image, and goodwill. Any of these events could have a material adverse effect on our business, prospects, operating results, and financial condition and could adversely affect the price of our Common Stock.

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
We rely heavily on Bayer HealthCare to assist with the development, and the commercialization outside the United States, of EYLEA. Under our agreement with them, Bayer HealthCare is required to fund approximately half of the development expenses incurred by both companies in connection with the global EYLEA development program. As the EYLEA program continues, we will continue to rely on Bayer HealthCare to assist with funding the EYLEA development program, continue to lead the development of EYLEA outside the United States, obtain regulatory approval outside the United States, and provide all sales, marketing, and commercial support for the product outside the United States. In particular, Bayer HealthCare has responsibility for selling EYLEA outside the United States using its sales force and, in Japan, in cooperation with Santen Pharmaceuticals Co. Ltd. pursuant to a Co-Promotion and Distribution Agreement with Bayer HealthCare's Japanese affiliate. EYLEA is currently available in the United States, EU, and certain other countries outside of the United States for treatment of wet AMD, macular edema following CRVO (RVO in the United States), and DME. We cannot assure you that additional regulatory approvals will be received for EYLEA outside the United States or that EYLEA will be successfully commercialized outside the United States. If Bayer HealthCare and, in Japan, Santen do not perform their obligations in a timely manner, or at all, our ability to develop, manufacture, and commercialize EYLEA outside the United States will be significantly adversely affected. Bayer HealthCare has the right to terminate its collaboration agreement with us at any time upon six or twelve months' advance notice, depending on the circumstances giving rise to termination. If Bayer HealthCare were to terminate its collaboration agreement with us, we would not have the resources or skills to replace those of our partner, which could require us to seek additional funding or another collaboration that might not be available on favorable terms or at all, and could cause significant delays in the development and/or commercialization of EYLEA outside the United States and result in substantial additional costs to us. We have limited commercial capabilities outside the United States and would have to develop or outsource these capabilities. Termination of the Bayer HealthCare collaboration agreement would create substantial new and additional risks to the successful development and commercialization of EYLEA, particularly outside the United States.
Our collaborators and service providers may fail to perform adequately in their efforts to support the development, manufacture, and commercialization of our drug candidates and current and future products.
We depend upon third-party collaborators, including Sanofi, Bayer HealthCare, and service providers such as CROs, outside testing laboratories, clinical investigator sites, and third-party manufacturers, fill/finish, and product packagers and labelers, to assist us in the manufacture and preclinical and clinical development of our product candidates. We also depend, or will depend, on some of these third parties in connection with the commercialization of EYLEA for its currently approved indications, ZALTRAP for the treatment of patients with mCRC, ARCALYST for the treatment of CAPS, and our late-stage product candidates and new indications for our marketed products if they are approved for marketing. If any of our existing collaborators or service providers breaches or terminates its agreement with us or does not perform its development or manufacturing services under an agreement in a timely manner or in compliance with applicable GMPs, GLPs, or GCP Standards, we could experience additional costs, delays, and difficulties in the manufacture or development of, or in obtaining approval by regulatory authorities for, or successfully commercializing our product candidates.
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
Our business is increasingly dependent on critical, complex, and interdependent information technology systems, including Internet-based systems, to support business processes as well as internal and external communications. The size and complexity of our computer systems make us potentially vulnerable to IT system breakdowns, malicious intrusion, and computer viruses, which may result in the impairment of production and key business processes.
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
As of September 30, 2014, we had $646.6 million in cash and cash equivalents and $849.1 million in marketable securities. Our investments consist primarily of fixed-income securities, including investment-grade corporate bonds, direct obligations of the U.S. government and its agencies, and other debt securities guaranteed by the U.S. government. These investments are subject to external factors that may adversely affect their market value or liquidity, such as interest rate, liquidity, market, and issuer credit risks, including actual or anticipated changes in credit ratings. If our investments suffer market price declines that are other than temporary, their value could be impaired, which may have an adverse effect on our financial condition and operating results.
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

•
pricing or reimbursement actions, decisions, or recommendations by government authorities, insurers, or other organizations affecting the coverage, reimbursement, or use of any of our marketed products or competitors’ products;

•	our ability to raise additional capital as needed on favorable terms;

•	developments in our relationships with collaborative partners or key customers;

•	developments in the biotechnology industry or in government regulation of healthcare, including those relating to compounding;

•	large sales of our Common Stock by our executive officers, directors, or significant shareholders;

•	changes in tax rates, laws, or interpretation of tax laws;

•	arrivals and departures of key personnel;

•	general market conditions; and

•	the perception by the investment community or our shareholders of any of the foregoing factors.
The trading price of our Common Stock has been, and could continue to be, subject to wide fluctuations in response to these and other factors, including the sale or attempted sale of a large amount of our Common Stock in the market. As discussed in greater detail under "Future sales of our Common Stock by our significant shareholders or us may depress our stock price and impair our ability to raise funds in new share offerings" below, a large percentage of our Common Stock is owned by a small number of our principal shareholders, and our largest shareholder, Sanofi, has been increasing its ownership of our Common Stock. As a result, the public float of our Common Stock (i.e., the portion of our Common Stock held by public investors, as opposed to the Common Stock held by our directors, officers, and principal shareholders) is low relative to many large public companies. As our Common Stock is less liquid than the stock of companies with broader public ownership, its trading price may fluctuate significantly more than the stock market as a whole. These factors may exacerbate the volatility in the trading price of our Common Stock and may negatively impact your ability to liquidate your investment in Regeneron at the time you wish at a price you consider satisfactory. Broad market fluctuations may also adversely affect the market price of our Common Stock. In the past, securities class action litigation has often been initiated against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management's attention and resources, and could also require us to make substantial payments to satisfy judgments or to settle litigation, which may harm our business, prospects, operating results, and financial condition.
Future sales of our Common Stock by our significant shareholders or us may depress our stock price and impair our ability to raise funds in new share offerings.
A small number of our shareholders beneficially own a substantial amount of our Common Stock. As of October 16, 2014, our five largest shareholders plus Dr. Schleifer, our Chief Executive Officer, beneficially owned approximately 48.0% of our outstanding shares of Common Stock, assuming, in the case of our Chief Executive Officer, the conversion of his Class A Stock into Common Stock and the exercise of all options held by him which are exercisable within 60 days of October 16, 2014. As of October 16, 2014, Sanofi beneficially owned 22,657,685 shares of our Common Stock, representing approximately 22.7% of the shares of Common Stock then outstanding. Under our January 2014 amended and restated investor agreement with Sanofi, Sanofi has three demand rights to require us to use all reasonable efforts to conduct a registered underwritten offering with respect to shares of our Common Stock held by Sanofi from time to time; however, shares of our Common Stock held by Sanofi from time to time may not be sold until the later of (i) December 20, 2020 and (ii) the expiration of our discovery and preclinical development agreement with Sanofi relating to our antibody collaboration (as amended) if the agreement is extended beyond December 20, 2020. These restrictions on dispositions are subject to earlier termination upon the occurrence of certain events, such as the consummation of a change-of-control transaction involving us or a dissolution or liquidation of our company. In February 2013, we received from Sanofi a notification under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 that it intends to acquire additional Common Stock through open market purchases and direct purchases from shareholders. In July 2014, Sanofi disclosed in an amendment to its Schedule 13D filed with the SEC its intention to purchase additional shares of our Common Stock to progressively increase its beneficial ownership in 2014 and 2015 up to the maximum allowed under the “standstill” provisions of our amended and restated investor agreement with Sanofi, or 30% of our Class A Stock and Common Stock (taken together). If Sanofi, our other significant shareholders, or we sell substantial amounts of our Common Stock in the public market, or there is a perception that such sales may occur, the market price of our Common Stock could fall. Sales of Common Stock by our significant shareholders, including Sanofi, also might make it more difficult for us to raise funds by selling equity or equity-related securities in the future at a time and price that we deem appropriate.
Our existing shareholders may be able to exert significant influence over matters requiring shareholder approval and over our management.
Holders of Class A Stock, who are generally the shareholders who purchased their stock from us before our initial public offering, are entitled to ten votes per share, while holders of Common Stock are entitled to one vote per share. As of October 16, 2014, holders of Class A Stock held 16.5% of the combined voting power of all shares of Common Stock and Class A Stock then outstanding. These shareholders, if acting together, would be in a position to significantly influence the election of our directors and the vote on certain corporate transactions that require majority or supermajority approval of the combined classes, including mergers and other business combinations. This may result in our taking corporate actions that other shareholders may not consider to be in their best interest and may affect the price of our Common Stock. As of October 16, 2014:

•
our current executive officers and directors beneficially owned 10.2% of our outstanding shares of Common Stock, assuming conversion of their Class A Stock into Common Stock and the exercise of all options held by such persons which are exercisable within 60 days of October 16, 2014, and 22.1% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by such persons which are exercisable within 60 days of October 16, 2014; and

•
our five largest shareholders plus Dr. Schleifer, our Chief Executive Officer, beneficially owned approximately 48.0% of our outstanding shares of Common Stock, assuming, in the case of our Chief Executive Officer, the conversion of his Class A Stock into Common Stock and the exercise of all options held by him which are exercisable within 60 days of October 16, 2014. In addition, these five shareholders plus our Chief Executive Officer held approximately 53.7% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by our Chief Executive Officer which are exercisable within 60 days of October 16, 2014.

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

The anti-takeover effects of provisions of our charter, by-laws, and of New York corporate law, as well as the contractual provisions in our investor and collaboration agreements and certain provisions of our compensation plans and agreements and our convertible senior notes and related warrant and hedge transactions, could deter, delay, or prevent an acquisition or other "change in control" of us and could adversely affect the price of our Common Stock.
Our restated certificate of incorporation, our by-laws, and the New York Business Corporation Law contain various provisions that could have the effect of delaying or preventing a change in control of our company or our management that shareholders may consider favorable or beneficial. Some of these provisions could discourage proxy contests and make it more difficult for shareholders to elect directors and take other corporate actions. These provisions could also limit the price that investors might be willing to pay in the future for shares of our Common Stock. These provisions include:

•
authorization to issue "blank check" preferred stock, which is preferred stock that can be created and issued by the board of directors without prior shareholder approval, with rights senior to those of our Common Stock and Class A Stock;

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

Pursuant to the January 2014 amended and restated investor agreement between us and Sanofi, Sanofi is bound by certain "standstill" provisions, which contractually prohibit Sanofi from seeking to directly or indirectly exert control of our company or acquiring more than 30% of our Class A Stock and Common Stock (taken together). This prohibition will remain in place until the earliest of (i) the later of the fifth anniversaries of the expiration or earlier termination of our license and collaboration agreement with Sanofi relating to our antibody collaboration or our ZALTRAP collaboration agreement with Sanofi, each as amended; (ii) our announcement recommending acceptance by our shareholders of a tender offer or exchange offer that, if consummated, would constitute a change of control involving us; (iii) the public announcement of any definitive agreement providing for a change of control involving us; (iv) the date of any issuance of shares of Common Stock by us that would result in another party’s having more than 10% of the voting power of our then outstanding Class A Stock and Common Stock (taken together) unless such party enters into a standstill agreement containing certain terms substantially similar to the standstill obligations of Sanofi; or (v) other specified events, such as a liquidation or dissolution of our company.
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

In addition, our Change in Control Severance Plan and the employment agreement with our Chief Executive Officer provide for severance benefits in the event of termination as a result of a change in control of our company. Also, stock options issued under our Second Amended and Restated 2000 Long-Term Incentive Plan and our 2014 Long-Term Incentive Plan may become fully vested in connection with a "change in control" of our company, as defined in the plans. Further, under the amended and restated investor agreement between us and Sanofi, we are required under certain circumstances to appoint an individual agreed upon by us and Sanofi to our board of directors, as described above under "Our existing shareholders may be able to exert significant influence over matters requiring shareholder approval and over our management." These contractual provisions may also have the effect of deterring, delaying, or preventing an acquisition or other change in control.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In August 2014, we settled the conversion of $0.002 million principal amount of our 1.875% convertible senior notes through the payment of $0.002 million in cash (equal to the principal amount of the converted notes) and issuance of 17 shares of our Common Stock to the holder(s) of the notes surrendered for conversion. We had issued and sold the notes in October 2011 in a private placement in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. In connection with this conversion, we exercised a proportionate amount of our convertible note hedges, as a result of which we received from our hedge counterparties 16 shares of our Common Stock.

ITEM 6. EXHIBITS
(a)     Exhibits

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
101	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Document
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGENERON PHARMACEUTICALS, INC.

Date:	November 4, 2014	By:	/s/ Robert E. Landry

Robert E. Landry
Senior Vice President, Finance and
Chief Financial Officer
(Duly Authorized Officer)