Form 10-K
period 2014-12-31
REGENERON PHARMACEUTICALS INC
filed 2015-02-12
CIK 872589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
OR
( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number: 0-19034
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

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $27,323,000,000, computed by reference to the closing sales price of the stock on NASDAQ on June 30, 2014, the last trading day of the registrant's most recently completed second fiscal quarter. For purposes of this calculation only, the registrant has assumed that all of its directors and executive officers, and no other persons, are its affiliates. This determination of affiliate status is not necessarily a determination for other purposes.

The number of shares outstanding of each of the registrant's classes of common stock as of February 5, 2015:

Class of Common Stock	Number of Shares
Class A Stock, $.001 par value	1,971,868
Common Stock, $.001 par value	100,645,094

DOCUMENTS INCORPORATED BY REFERENCE:
Specified portions of the Registrant's definitive proxy statement to be filed in connection with solicitation of proxies for its 2015 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K. Exhibit index is located on pages 86 to 91 of this filing.

REGENERON PHARMACEUTICALS, INC.
ANNUAL REPORT ON FORM 10-K

"ARCALYST®", "EYLEA®", "ZALTRAP®", "VelocImmune®", "VelociGene®", "VelociMouse®", "VelociMab®", and "VelociSuite®" are trademarks of Regeneron Pharmaceuticals, Inc. Trademarks and trade names of other companies appearing in this report are, to the knowledge of Regeneron Pharmaceuticals, Inc., the property of their respective owners.

PART I
ITEM 1. BUSINESS
This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties relating to future events and the future performance of Regeneron Pharmaceuticals, Inc. ("Regeneron," "Company," "we," "us," and "our"), and actual events or results may differ materially from these forward-looking statements. Words such as "anticipate," "expect," "intend," "plan," "believe," "seek," "estimate," variations of such words, and similar expressions are intended to identify such forward-looking statements, although not all forward-looking statements contain these identifying words. These statements concern, and these risks and uncertainties include, among others, the nature, timing, and possible success and therapeutic applications of our products, product candidates, and research and clinical programs now underway or planned, including without limitation Regeneron's human genetics initiative; unforeseen safety issues resulting from the administration of products and product candidates in patients, including serious complications or side effects in connection with the use of our product candidates in clinical trials; the likelihood and timing of possible regulatory approval and commercial launch of our late-stage product candidates and new indications for marketed products, including without limitation EYLEA®, PRALUENTTM (alirocumab), sarilumab, and dupilumab; ongoing regulatory obligations and oversight impacting our research and clinical programs and business, including those relating to patient privacy; determinations by regulatory and administrative governmental authorities which may delay or restrict our ability to continue to develop or commercialize our products and product candidates; competing drugs and product candidates that may be superior to our products and product candidates; uncertainty of market acceptance and commercial success of our products and product candidates; our ability to manufacture and manage supply chains for multiple products and product candidates; coverage and reimbursement determinations by third-party payers, including Medicare and Medicaid; unanticipated expenses; the costs of developing, producing, and selling products; our ability to meet any of our sales or other financial projections or guidance, including without limitation capital expenditures and income tax obligations, and changes to the assumptions underlying those projections or guidance; the potential for any license or collaboration agreement, including our agreements with Sanofi and Bayer HealthCare LLC, to be cancelled or terminated without any further product success; and risks associated with intellectual property of other parties and pending or future litigation relating thereto. These statements are made based on management's current beliefs and judgment, and the reader is cautioned not to rely on any such statements. In evaluating such statements, shareholders and potential investors should specifically consider the various factors identified under Part I, Item 1A. "Risk Factors," which could cause actual events and results to differ materially from those indicated by such forward-looking statements. We do not undertake any obligation to update publicly any forward-looking statement, whether as a result of new information, future events, or otherwise.
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
Our total revenues were $2,819.6 million in 2014, compared to $2,104.7 million in 2013 and $1,378.5 million in 2012. Our net income was $348.1 million, or $3.07 per diluted share, in 2014, compared to $424.4 million, or $3.81 per diluted share, in 2013, and $750.3 million, or $6.75 per diluted share, in 2012. Net income in 2012 included an income tax benefit of $335.8 million, primarily attributable to the release of substantially all of the valuation allowance against our deferred tax assets. Refer to Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations" below for further details of our financial results.
We currently have three marketed products:

•
EYLEA (aflibercept) Injection, known in the scientific literature as VEGF Trap-Eye, which is available in the United States, European Union (EU), Japan, and certain other countries outside the United States for the treatment of neovascular age-related macular degeneration (wet AMD) and macular edema following central retinal vein occlusion (CRVO). In addition, in July 2014, August 2014, and November 2014, the U.S. Food and Drug Administration (FDA), European Commission, and Japanese Ministry of Health, Labour and Welfare (MHLW), respectively, approved EYLEA for the treatment of diabetic macular edema (DME). In September 2014, the Japanese MHLW approved EYLEA for myopic choroidal neovascularization (mCNV). In October 2014, the FDA approved EYLEA for the treatment of macular edema following retinal vein occlusion (RVO), which includes macular edema following branch retinal vein occlusion (BRVO). In November 2014, the FDA accepted for priority review the supplemental biologics application (sBLA) for EYLEA for the treatment of diabetic retinopathy in patients with DME, with a target action date of March 30, 2015. We are collaborating with Bayer HealthCare on the global development and commercialization of EYLEA outside the United States. Regulatory applications have been submitted for EYLEA in Europe and Japan for the treatment of macular edema following BRVO.

In January 2015, the European Committee for Medicinal Products for Human Use (CHMP) recommended EYLEA for approval for the treatment of visual impairment due to macular edema secondary to CRVO or BRVO.

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

We have 17 product candidates in clinical development, all of which were discovered in our research laboratories. These consist of two Trap-based clinical programs and 15 fully human monoclonal antibody product candidates, as summarized below. Each of the antibodies in the table below was generated using our VelocImmune® technology.

Trap-based Clinical Programs
EYLEA
In Phase 3 clinical development for the treatment of wet AMD (Asia) and DME (Asia) in collaboration with Bayer HealthCare. As described below, EYLEA is also being studied in combination with (i) an antibody to Platelet Derived Growth Factor Receptor Beta (PDGFR-beta), and (ii) an antibody to angiopoietin-2 (Ang2).

ZALTRAP
In Phase 3 clinical development in metastatic colorectal cancer in the Asia-Pacific region (in collaboration with Sanofi).
Antibody-based Clinical Programs in Collaboration with Sanofi
PRALUENT (alirocumab/REGN727)
Antibody to PCSK9. In Phase 3 clinical development for low-density lipoprotein (LDL) cholesterol reduction and for the prevention of cardiovascular events.
Sarilumab (REGN88)
Antibody to the interleukin-6 receptor (IL-6R). In clinical development in rheumatoid arthritis (Phase 3) and non-infectious uveitis (Phase 2).
Dupilumab (REGN668)
Antibody to the interleukin-4 receptor (IL-4R) alpha subunit. In clinical development in atopic dermatitis (Phase 3), asthma (Phase 2b), chronic sinusitis with nasal polyps (CSwNP) (Phase 2), and eosinophilic esophagitis (EoE) (Phase 2).

REGN1033
Antibody to myostatin (GDF8). In Phase 2 clinical development in skeletal muscle disorders.
REGN2222
Antibody against respiratory syncytial virus (RSV). Phase 1 clinical study initiated in the second quarter of 2014. In the fourth quarter of 2014, Sanofi provided notice to Regeneron that it had elected not to continue co-development of REGN2222 effective December 2015, and will be entitled to receive royalties on any future sales of the product candidate.

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
REGN2810
Antibody to PD-1. Phase 1 clinical study in oncology initiated in the first quarter of 2015.
Fasinumab (REGN475)*
Antibody to Nerve Growth Factor (NGF). In development for the treatment of pain; currently on partial clinical hold by the FDA limiting duration of trials in osteoarthritis to 16 weeks.

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

Development of REGN2009, which was an antibody in Phase 1 clinical development against an undisclosed target, was discontinued in the second quarter of 2014. In addition, nesvacumab (REGN910), an antibody to Ang2, and enoticumab (REGN421), an antibody to Delta-like ligand-4 (Dll4), both of which were previously in Phase 1 studies in oncology, are no longer in clinical development.
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
In early 2014, we launched a new human genetics initiative via a wholly owned subsidiary, Regeneron Genetics Center LLC (RGC). RGC performs sequencing and genotyping to generate de-identified genomic data. The objective of RGC is to expand the use of human genetics for discovering and validating genetic factors that cause or influence a range of diseases where there are major unmet medical needs, with the prospect of improving the drug discovery and development process. RGC is undertaking both large population-based efforts as well as family-based approaches. RGC leverages laboratory automation and an innovative approach to cloud computing to achieve high-quality throughput at a rate that exceeds 50,000 unique samples per year.

Marketed Products
EYLEA (aflibercept) Injection
We commenced sales of EYLEA for the treatment of wet AMD in November 2011, for the treatment of macular edema following CRVO in September 2012, and for the treatment of DME in July 2014, following receipt of regulatory approval in the United States. In addition, in October 2014, the FDA approved EYLEA for the treatment of macular edema following RVO, which includes macular edema following BRVO. Bayer HealthCare commenced sales of EYLEA for the treatment of wet AMD in the fourth quarter of 2012 and for the treatment of macular edema secondary to CRVO in the fourth quarter of 2013 following receipt of regulatory approvals outside the United States. In addition, Bayer HealthCare commenced sales of EYLEA for the treatment of visual impairment due to DME in the third quarter of 2014 following receipt of regulatory approval in the EU. In September 2014, the Japanese MHLW approved EYLEA for mCNV. In the fourth quarter of 2014, Bayer HealthCare submitted a regulatory application in China for EYLEA for the treatment of wet AMD. Bayer HealthCare has additional regulatory applications for EYLEA for the treatment of wet AMD, macular edema secondary to CRVO, and DME pending in other countries. In addition, Bayer HealthCare has submitted applications to the European Medicines Agency (EMA) and MHLW seeking marketing authorization in the EU and Japan, respectively, for EYLEA for the treatment of macular edema following BRVO. In January 2015, the CHMP recommended EYLEA for approval for the treatment of visual impairment due to macular edema secondary to CRVO or BRVO.
In September 2014, based on data from the VIVID-DME and VISTA-DME trials, the FDA granted EYLEA Breakthrough Therapy designation for the treatment of diabetic retinopathy in patients with DME. In November 2014, the FDA accepted for priority review the sBLA for EYLEA for the treatment of diabetic retinopathy in patients with DME, with a target action date of March 30, 2015.
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
Net product sales of EYLEA in the United States were $1,736.4 million in 2014, $1,408.7 million in 2013, and $837.9 million in 2012. Bayer HealthCare records revenue from sales of EYLEA outside the United States. EYLEA net product sales outside of the United States were $1,038.5 million in 2014, $472.1 million in 2013, and $19.0 million in 2012.
ZALTRAP (ziv-aflibercept) Injection for Intravenous Infusion
We and Sanofi globally collaborate on the development and commercialization of ZALTRAP, and share profits and losses from commercialization of ZALTRAP, except for Japan, where we are entitled to receive a percentage of the sales of ZALTRAP. ZALTRAP net product sales, which are recorded by Sanofi, commenced in the United States in August 2012 and in Europe in the first quarter of 2013, and were $91.4 million in 2014, $70.2 million in 2013, and $31.7 million in 2012. Regulatory applications for marketing authorization of ZALTRAP for the treatment of previously treated mCRC patients in other countries have also been submitted and are currently under review by the respective regulatory agencies.
ARCALYST (rilonacept) Injection for Subcutaneous Use
ARCALYST is available in the United States for the treatment of CAPS in adults and children 12 years and older. CAPS are a group of rare, inherited, auto-inflammatory conditions characterized by life-long, recurrent symptoms of rash, fever/chills, joint pain, eye redness/pain, and fatigue. Intermittent, disruptive exacerbations or flares can be triggered at any time by exposure to cooling temperatures, stress, exercise, or other unknown stimuli. Net product sales of ARCALYST were $14.4 million in 2014, $17.1 million in 2013, and $20.2 million in 2012.

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
Based on the results of the Phase 3 VISTA-DME and VIVID-DME trials of EYLEA for the treatment of DME at 52 weeks, we submitted an sBLA for U.S. regulatory approval of EYLEA in DME and in July 2014, the FDA approved EYLEA for the treatment of DME. Bayer HealthCare also submitted an application for marketing approval for the treatment of DME in the EU, and the European Commission approved EYLEA for the treatment of visual impairment due to DME in August 2014. Bayer HealthCare has made regulatory submissions in other markets within Asia Pacific and Latin America.
Both the VIVID-DME and VISTA-DME trials will continue as planned up to 148 weeks.
In September 2014, based on data from the VIVID-DME and VISTA-DME trials, the FDA granted EYLEA Breakthrough Therapy designation for the treatment of diabetic retinopathy in patients with DME. In November 2014, the FDA accepted for priority review the sBLA for EYLEA for the treatment of diabetic retinopathy in patients with DME, with a target action date of March 30, 2015.
Phase 3 VIVID-Japan and VIVID EAST-DME Studies. In the first quarter of 2014, Bayer HealthCare reported positive results from an additional Phase 3 safety study in Japan (VIVID-Japan), which did not change the overall safety profile for EYLEA in DME. The Japanese MHLW approved EYLEA for the treatment of DME in November 2014. In February 2013, we and Bayer HealthCare also initiated another Phase 3 study to evaluate the efficacy and safety of EYLEA in DME in Russia, China, and other Asian countries (VIVID EAST-DME). This trial is fully enrolled.
Macular Edema Following RVO
Phase 3 VIBRANT Study. Based on the results of the VIBRANT study, a supplemental BLA for U.S. regulatory approval of EYLEA in BRVO was submitted, and the FDA approved EYLEA for the treatment of macular edema following RVO, which includes macular edema following BRVO, in October 2014.
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
Late-Stage Antibody-based Clinical Programs
PRALUENT (alirocumab; PCSK9 Antibody) for LDL cholesterol reduction
Overview
Elevated LDL cholesterol ("bad cholesterol") level is a validated risk factor leading to cardiovascular disease. Statins are a class of drugs that lower LDL through inhibition of HMG-CoA, an enzyme regulating the early and rate-limiting step in cholesterol biosynthesis that ultimately results in an increase in LDL receptors to increase the uptake of plasma LDL lipoproteins. PCSK9 is a secreted protein that plays a key role in modulating LDL cholesterol (LDL-C) levels in the body. PCSK9 binds to and induces the destruction of the LDL receptor, thereby interfering with cellular uptake and increasing circulating levels of LDL cholesterol. In a landmark study published in the New England Journal of Medicine in March 2006, patients with lower than normal PCSK9 levels due to a genetic abnormality not only had significantly lower levels of LDL-C, but also a significant reduction in the risk of coronary heart disease. We used our VelocImmune technology to generate a fully human monoclonal antibody inhibitor of PCSK9, called PRALUENT, that is intended to lower LDL cholesterol.
Clinical Programs
Phase 3 ODYSSEY Program. We and Sanofi initiated the global Phase 3 ODYSSEY program for PRALUENT in the second quarter of 2012. The ODYSSEY program consists of more than 23,500 patients, and includes eleven clinical trials evaluating the effect of PRALUENT, dosed every two weeks, on lowering LDL cholesterol. In addition, the potential of PRALUENT to demonstrate cardiovascular benefit is being prospectively assessed in the ongoing 18,000-patient ODYSSEY OUTCOMES trial. LDL cholesterol reduction is the primary efficacy endpoint for initial regulatory filings. Additionally, the ODYSSEY program includes two trials of PRALUENT dosed every four weeks, ODYSSEY CHOICE I, which was initiated in the fourth quarter of 2013, and ODYSSEY CHOICE II, which was initiated in the first quarter of 2014. Patients in the ODYSSEY CHOICE I trial receive PRALUENT 300 mg (most in combination with statins) each month and patients in the CHOICE II trial receive PRALUENT 150 mg monotherapy and in combination with non-statin lipid lowering therapy each month. The ODYSSEY studies are being conducted in clinical centers around the world including North America, Western and Eastern Europe, South America, Australia, and Asia.
In 2013, we and Sanofi reported data from the ODYSSEY MONO trial, which evaluated the efficacy and safety of PRALUENT monotherapy versus ezetimibe monotherapy in patients with primary hypercholesterolemia. In 2014, we and Sanofi reported detailed positive results from nine additional Phase 3 ODYSSEY studies. All ten studies (ODYSSEY MONO, LONG TERM, FH I, FH II, HIGH FH, COMBO I, COMBO II, OPTIONS I, OPTIONS II, and ALTERNATIVE) met their primary efficacy endpoint of a greater percent reduction from baseline in LDL-C at 24 weeks compared to placebo or active comparator. Based on the positive results of these studies, a BLA for U.S. regulatory approval of PRALUENT was submitted, and accepted by the FDA in January 2015. As described further below, an FDA rare pediatric disease priority review voucher was utilized in connection with this BLA submission, as a result of which the submission was accepted by the FDA for priority review; the target date for an FDA decision on the BLA is July 24, 2015. In addition, the EMA recently accepted for review the Marketing Authorization Application (MAA) for PRALUENT.
All patients in the ten trials received PRALUENT in addition to standard-of care lipid-lowering therapy, with the exception of patients in ODYSSEY MONO and some patients in ODYSSEY ALTERNATIVE. The trials included patients with LDL-C not at goal with or without a documented history of cardiovascular disease (CVD), including hypercholesterolemic patients who were at high cardiovascular (CV) risk, had an inherited form of high cholesterol known as heterozygous familial hypercholesterolemia (HeFH), and/or a history of intolerance to two or more statins, including one at the lowest dose. The trials evaluated two distinct dosing regimens: 150 mg every two weeks or 75 mg every two weeks increasing to 150 mg if needed to reach protocol-specified LDL-C targets. In the trials that used an individualized approach with 75 mg and 150 mg doses, the majority of patients reached their LDL-C goals while remaining on the 75 mg dose. The 75 mg and the 150 mg doses were delivered with a single, self-administered one-milliliter (mL) injection. A summary of primary efficacy endpoints and most common AEs are as follows:

Study	Patient group	Primary efficacy endpoint (percent change from baseline in LDL-C at 24 weeks)		Most common AEs[a]
		PRALUENT	Comparator
LONG TERM PRALUENT (n=1,553) vs. placebo (n=788) 150 mg dose	All patients (high CV risk) (total n=2,341)	61% reduction	1% increase (placebo)[b]	Nasopharyngitis, upper respiratory tract infection, injection site reactions, influenza, diarrhea, urinary tract infection, bronchitis, myalgia, headache, back pain, arthralgia
	- HeFH subgroup (n=416)	56% reduction	7% increase (placebo)[c]
	- Non-HeFH subgroup (n=1,894)	62% reduction	0.5% reduction (placebo)[d]
COMBO I PRALUENT (n=209) vs. placebo (n=107) 75 mg/150 mg dose	High CV risk	48% reduction	2% reduction (placebo)[b]	Upper respiratory tract infection, nasopharyngitis, urinary tract infection, dizziness, sinusitis, injection-site reaction
COMBO II PRALUENT (n=479) vs. ezetimibe (n=241) 75 mg/150 mg dose	High CV risk	51% reduction	21% reduction (ezetimibe)[b]	Upper respiratory tract infection, accidental overdose, dizziness, myalgia
OPTIONS I [Baseline statin = atorvastatin 20/40 mg] PRALUENT (n=104) vs. ezetimibe (n=102) or double atorvastatin (n=104) or switch to rosuvastatin[e] (n=45) 75 mg / 150 mg dose	High CV risk	44% - 54% reduction	• 21% - 23% reduction (ezetimibe)[f] • 5% reduction (double statin dose)[b] • 21% reduction (statin switch)[b]	Nasopharyngitis, upper respiratory tract infection, hypertension, back pain
OPTIONS II [Baseline statin = rosuvastatin 10/20 mg] PRALUENT (n=103) vs. ezetimibe (n=101) or double rosuvastatin (n=101) 75 mg / 150 mg dose	High CV risk	36% - 51% reduction	• 11% -14% reduction (ezetimibe)[g] • 16% reduction (statin switch)[g]	Nasopharyngitis, upper respiratory tract infection, hypertension, back pain
ALTERNATIVE PRALUENT (n=126) vs. ezetimibe (n=125) [Validation arm = atorvastatin 20 mg (n=63)] 75 mg / 150 mg dose	High CV risk and history of intolerance to two or more statins	45% reduction	15% reduction (ezetimibe)[b]	Myalgia, nasopharyngitis, arthralgia, upper respiratory tract infection, headache, fatigue
HIGH FH PRALUENT (n=72) vs. placebo (n=35) 150 mg dose	HeFH	46% reduction	7% reduction (placebo)[b]	Nasopharyngitis, injection-site reaction, diarrhea, sinusitis, bronchitis, headache, fatigue
FH I PRALUENT (n=323) vs. placebo (n=163) 75 mg / 150 mg dose	HeFH	49% reduction	9% increase (placebo)[b]	Injection site reactions, nasopharyngitis, influenza, headache
FH II PRALUENT (n=167) vs. placebo (n=82) 75 mg / 150 mg dose	HeFH	49% reduction	3% increase (placebo)[b]

(continued)
Study	Patient group	Primary efficacy endpoint (percent change from baseline in LDL-C at 24 weeks)		Most common AEs[a]
		PRALUENT	Comparator
MONO PRALUENT (n=52) vs. ezetimibe (n=51) 75 mg/150 mg dose	Moderate CV risk	48% reduction	16% reduction (ezetimibe)[b]	Nasopharyngitis, influenza, upper respiratory tract infection
a.Occurred in at least 5% of PRALUENT-treated patients. Rare allergic reactions have also been reported.
b.P < 0.0001
c.95% confidence interval of the least squares (LS) mean difference vs. placebo: 57.5% - 69% reduction
d.95% confidence interval of the LS mean difference vs. placebo: 59% - 64% reduction
e.45 patients on atorvastatin 40 mg starting dose switched to rosuvastatin 40 mg
f.For patients on atorvastatin 20 mg starting dose p=0.0004; for patients on atorvastatin 40 mg starting dose p < 0.0001
g.For patients on rosuvastatin 10 mg starting dose p < 0.0001; patients on rosuvastatin 20 mg starting dose did not reach statistical significance
The ODYSSEY ALTERNATIVE trial reassessed statin intolerance, as measured by skeletal muscle AEs, by including a validation arm (atorvastatin 20 mg). Although the study was not designed to demonstrate differences in adverse events between treatment groups, in this trial, there were fewer skeletal muscle AEs in the PRALUENT group compared to patients treated with atorvastatin (32.5% versus 46%, hazard ratio = 0.61; nominal p value = 0.042), and fewer compared to ezetimibe (41%). In addition, there were numerically fewer discontinuations for skeletal muscle AEs in the PRALUENT group (PRALUENT 16%, ezetimibe 20%, atorvastatin 22%). In comparison, the overall rate of discontinuations for skeletal muscle AEs across the Phase 2 and 3 PRALUENT placebo-controlled studies, where the majority of patients were also on statins, was 0.4% for PRALUENT (n=2,476) and 0.5% for placebo (n=1,276).
In January 2015, we and Sanofi announced that the ODYSSEY CHOICE I and ODYSSEY CHOICE II studies met their primary efficacy endpoints. The trials compared the reduction from baseline in LDL-C at 24 weeks with PRALUENT versus placebo in patients with hypercholesterolemia. In these monthly dosing trials, the mean percent reduction in LDL-C from baseline was consistent with that seen in previous Phase 3 trials evaluating PRALUENT in every other week dosing. The most common AEs in the trials (occurring in at least 5% of PRALUENT-treated patients) were injection site reactions, headache, upper respiratory tract infection, arthralgia, nausea, sinusitis, pain in extremity, and fatigue. Injection site reactions occurred more frequently in the PRALUENT groups compared to placebo. Detailed data will be presented at an upcoming medical conference.
In July 2014, we purchased a priority review voucher from a third party, which had received it through the FDA's Rare Pediatric Disease Priority Review Voucher Program. The priority review voucher entitles the holder to designate a human drug application for priority review. The FDA's goal for reviewing a human drug application with priority review is to take action within 6 months instead of 10 months under standard review. We and Sanofi equally shared the voucher's purchase price of $67.5 million. The FDA rare pediatric disease priority review voucher was utilized in connection with the recent BLA submission for PRALUENT and was the basis for FDA's granting priority review for the application.
Phase 2 Studies. In the first quarter of 2014, the first Phase 2 study with PRALUENT in Japanese patients met its primary endpoint. The results demonstrated that the mean LDL-C percentage reduction from baseline to week 12, the primary efficacy endpoint of the study, was significantly greater in patients randomized to receive one of three doses of PRALUENT administered every other week (Q2W) - 150 mg, 75 mg, and 50 mg, in combination with statin therapy, compared to patients receiving placebo. At week 12, the mean percentage reduction in LDL-C from baseline in patients receiving PRALUENT 50 mg Q2W was 55%, PRALUENT 75 mg Q2W was 62% and PRALUENT 150 mg Q2W was 72%, compared to 3% in the placebo group. TEAEs in this study were reported by 52% of patients in the PRALUENT 50 mg group, 48% of patients in the 75 mg group, and 64% of patients in the 150 mg group, compared to 32% in the placebo group. The most frequently reported TEAEs were nasopharyngitis, injection site reaction, back pain, cystitis and ligament sprain.
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
In June 2014, efficacy and safety data from the SARIL-RA-MOBILITY study was presented at the annual meeting of The European League Against Rheumatism (EULAR). Additional data from the study was presented at the American College of Rheumatology in November 2014.
Additional Phase 3 Studies. We and Sanofi have also initiated additional Phase 3 studies, SARIL-RA-TARGET, SARIL-RA-ASCERTAIN, SARIL-RA-ONE, SARIL-RA-MONARCH, and SARIL-RA-EASY. A Phase 3 trial in Japan, SARIL-RA-KAKEHASI, was also initiated in the fourth quarter of 2014. All these trials, with the exception of SARIL-RA-MONARCH and SARIL-RA-KAKEHASI, are fully enrolled. The broad SARIL-RA clinical development program is focused on adult populations with moderate-to-severe RA who are inadequate responders to either MTX or tumor necrosis factor alpha (TNF-alpha) inhibitor therapy. Patients who complete SARIL-RA-MOBILITY, SARIL-RA-TARGET, SARIL-RA-ASCERTAIN, SARIL-RA-COMPARE, or SARIL-RA-ONE are offered enrollment into the ongoing SARIL-RA-EXTEND, which is an open-label, long-term safety study of sarilumab. The SARIL-RA-COMPARE Phase 3 study has been discontinued due to slower than anticipated enrollment; this discontinuation will not impact planned global regulatory filings.
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
Atopic Dermatitis
Phase 2a Trial. Data from four Phase 1 and Phase 2 studies of dupilumab in adults with moderate-to-severe atopic dermatitis, a severe chronic form of eczema, were published in the New England Journal of Medicine in July 2014. In the Phase 2a study of 109 patients with moderate-to-severe atopic dermatitis, dupilumab 300 mg administered weekly was associated with rapid and marked sustained improvements in several endpoints such as Eczema Severe Score Index (EASI), Scoring of Atopic Dermatitis (SCORAD), Investigator's Global Assessment Score (IGA), baseline Body Surface Area (BSA), and pruritus. After 12 weeks of treatment, patients receiving dupilumab achieved statistically superior clinical outcomes compared to patients in the placebo group in all measures of disease activity and pruritus. There were notably fewer patients with skin infections associated with dupilumab treatment (5.5%), compared with placebo (24.1%). There were no infection related serious AEs or eczema herpeticum in the dupilumab group. In the placebo group, three patients with skin infections and four patients with atopic dermatitis exacerbations required hospitalization. The most common TEAEs were nasopharyngitis, headache, and conjunctivitis.
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

This Phase 2b double-blind, placebo-controlled, 16-week, dose-ranging study randomized 380 patients with moderate-to-severe atopic dermatitis, who could not be adequately controlled with topical medication or for whom topical treatment was not advisable. Patients were randomized to receive one of five doses of dupilumab (300 mg weekly, 300 mg every other week, 300 mg monthly, 200 mg every other week, 100 mg monthly) or placebo. Patients in the study had approximately 50% of their skin affected by atopic dermatitis at baseline. In the year preceding enrollment in the study, approximately 35% of patients received an oral corticosteroid and approximately 20% received a systemic non-steroid immunosuppressant for atopic dermatitis. Approximately 60% of patients had another allergic condition, including approximately 40% of patients who had a history of asthma. The follow-up period of the study is ongoing and patients will be followed for 16 weeks after treatment.
Phase 3 Study. In the fourth quarter of 2014, four Phase 3 trials in atopic dermatitis, LIBERTY AD CHRONOS, LIBERTY AD SOLO 1, LIBERTY AD SOLO 2, and LIBERTY AD Open label Extension, were initiated and are currently enrolling patients. LIBERTY AD CHRONOS is a randomized, double-blind, placebo-controlled, multi-national study with the primary objective of demonstrating the efficacy of dupilumab in adults with moderate-to-severe atopic dermatitis when administered concomitantly with topical corticosteroids through 16 weeks. Secondary objectives of the LIBERTY AD CHRONOS study will evaluate the long-term safety and efficacy of dupilumab up to 52 weeks. The LIBERTY AD Phase 3 clinical program will consist of patients with moderate-to-severe atopic dermatitis at sites worldwide.
In November 2014, the FDA granted Breakthrough Therapy designation to dupilumab for the treatment of adults with moderate-to-severe atopic dermatitis who are not adequately controlled with topical prescription therapy and/or for whom these treatments are not appropriate. This designation is based on positive results from Phase 1 and 2 clinical trials, and the determination that atopic dermatitis is a serious disease and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies.
Asthma
Phase 2b Trial. In the fourth quarter of 2014, we and Sanofi announced positive results from the interim analysis of a dose-ranging Phase 2b study of dupilumab in adult patients with uncontrolled moderate-to-severe asthma. In the study, the three highest doses of dupilumab in combination with standard-of-care therapy met the primary endpoint of a statistically significant improvement from baseline in FEV1 at 12 weeks in patients with high blood eosinophils (greater than or equal to 300 cells/microliter), as compared to placebo in combination with standard-of-care therapy. In addition, two doses of dupilumab (200 mg every other week and 300 mg every other week) showed a statistically significant improvement in mean percent change in FEV1, as well as a reduction in severe exacerbations, in both the high eosinophils and overall study population. Key results included:

•
In the high eosinophils patient group - mean improvements from baseline in FEV1 (and mean percent change in FEV1) at 12 weeks, the primary (and a secondary) endpoint of the study were: 390 ml (26%) dupilumab 300 mg every other week (Q2W); 430 ml (26%) dupilumab 200 mg Q2W; 180 ml (10%) placebo. (p<0.01)

•
In the overall population - mean improvements from baseline in FEV1 at 12 weeks (and mean percent change in FEV1) were: 280 ml (18%) dupilumab 300 mg Q2W; 310 ml (18%) dupilumab 200 mg Q2W; 120 ml (6%) placebo. (p<0.001)

•
In both the high eosinophils patient group and overall patient group - dupilumab showed a reduction in adjusted annualized rate of severe exacerbations compared to placebo (64% to 75% reduction, p<0.05 for high eosinophils group and p<0.01 for the overall population)

These results were based on a pre-specified interim analysis, which occurred when all patients had reached week 12 of the 24-week treatment period; the average treatment duration at the time of the analysis was 21.5 weeks. The final analyses on exacerbations and safety will occur at 24 weeks. The most common adverse event was injection site reaction, which was more frequent in the four dupilumab dose groups (13% to 25%) compared to placebo (12%). Other common adverse events in the study included upper respiratory tract infection (10% to 13% dupilumab; 13% placebo), headache (5% to 10% dupilumab; 8% placebo), nasopharyngitis (3% to 10% dupilumab; 6% placebo) and bronchitis (5% to 8% dupilumab; 8% placebo). The incidence of infections was balanced across treatment groups (42% to 45% dupilumab; 46% placebo), as was the incidence of serious adverse events (3% to 7% dupilumab; 5% placebo).
The double-blind, placebo-controlled, 24-week, dose-ranging study enrolled 776 adult patients with moderate-to-severe uncontrolled asthma, as defined by the Global Initiative for Asthma 2014 Guidelines. Trial participants were randomized to receive one of four doses of dupilumab (300 mg every other week, 200 mg every other week, 300 mg monthly, 200 mg monthly) or placebo. Approximately 40 percent of patients had high eosinophils across the dose groups. During the treatment period, patients continue their stable medium- or high-dose inhaled corticosteroid and long-acting beta agonist (ICS/LABA) combination product. Patients can administer inhaled rescue medication as needed during the study. A severe exacerbation event during the study is defined as a deterioration of asthma requiring the use of systemic corticosteroids for three or more days, or hospitalization or an emergency room visit. Approximately 77% of randomized patients have a history of atopic disease, which includes atopic dermatitis, allergic conjunctivitis, allergic rhinitis, chronic rhinosinusitis, nasal polyposis, food allergy, and/or hives history.
The 24-week treatment period of the study is ongoing, and patients will be followed for 16 weeks after treatment. Full results of the trial will be presented at an upcoming scientific meeting.
A Phase 3 trial in patients with moderate-to-severe asthma is expected to be initiated during 2015.
Chronic Sinusitis with Nasal Polyps
Phase 2 Study. In the third quarter of 2013, a Phase 2 trial in nasal polyposis was initiated. In September 2014, we and Sanofi announced positive results from the Phase 2 proof-of-concept study of dupilumab in patients with moderate-to-severe CSwNP who did not respond to intranasal corticosteroids. The randomized, double-blind, placebo-controlled study enrolled 60 adult patients with moderate-to-severe CSwNP. Patients in the study received 300 mg of dupilumab or placebo administered once per week subcutaneously for 16 weeks, following an initial loading dose of 600 mg. All patients in the study also received a standard-of-care nasal corticosteroid spray. Patients were eligible for the study if they continued to have severe CSwNP despite standard treatment for at least one month. Fifty percent of patients in the study had received prior surgery for their condition. Asthma was also present in 58 percent of CSwNP patients in the study. The conditions are often co-morbid and symptoms/exacerbations are frequently interdependent.
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
Eosinophilic Esophagitis
Phase 2 Study. A Phase 2 study of dupilumab in eosinophilic esophagitis was initiated in the first quarter of 2015. EoE is a chronic allergic inflammatory disease that is considered a major cause of gastrointestinal illness. Eosinophils are a type of white blood cell that, due to allergens, can accumulate in the esophagus, causing inflammation and tissue injuries that create difficulty swallowing. People with eosinophilic esophagitis may also have allergies, asthma, atopic dermatitis, or chronic respiratory disease.
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
Regeneron Genetics Center. In early 2014, we launched a new human genetics initiative via a wholly owned subsidiary, Regeneron Genetics Center LLC. RGC leverages de-identified clinical and molecular data from human volunteers for medically relevant associations in a blinded fashion designed to preserve patients' privacy. The objective of RGC is to expand the use of human genetics for discovering and validating genetic factors that cause or influence a range of diseases where there are major unmet medical needs, with the prospect of improving the drug discovery and development process. RGC is undertaking both large population-based efforts as well as family-based approaches. RGC utilizes laboratory automation and an innovative approach to cloud computing to achieve high-quality throughput at a rate that exceeds 50,000 unique samples per year.
Central to the work of RGC is a collaboration with the Geisinger Health System of Pennsylvania. During the initial five-year collaboration term, Geisinger plans to collect samples from more than 100,000 consented patient volunteers, while RGC will perform sequencing and genotyping to generate de-identified genomic data. RGC has expanded on its foundational population-based collaboration with Geisinger Health Systems with new partners with other institutions such as Columbia University Medical

Center, the Clinic for Special Children, Baylor College of Medicine, Sick Kids Foundation, and the National Institutes of Health (NIH).
Acquisition of Ophthalmology Development Programs from Sanofi
In May 2013, we acquired from Sanofi full exclusive rights to two families of novel antibodies invented at Regeneron and previously included in our antibody collaboration with Sanofi. We acquired full rights to antibodies targeting the PDGF family of receptors and ligands in ophthalmology and all other indications and to antibodies targeting the Ang2 receptor and ligand in ophthalmology. As described further below, in January 2014, we entered into an agreement with Bayer HealthCare governing the joint development and commercialization outside the United States of an antibody product candidate to PDGFR-beta for the treatment of ocular diseases or disorders.
With respect to PDGF antibodies, we made a $10.0 million up-front payment to Sanofi in May 2013, two $5.0 million development milestone payments to Sanofi in 2014, and are obligated to pay up to $30.0 million in additional potential development milestones and royalties on any future sales. With respect to Ang2 antibodies in ophthalmology, we also made a $10.0 million up-front payment to Sanofi in May 2013, and are obligated to pay a potential $5.0 million development milestone payment and royalties on any future sales.
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
Under the collaboration agreement, agreed upon worldwide development expenses incurred by both companies during the term of the agreement are funded by Sanofi. We are obligated to reimburse Sanofi out of our share of ZALTRAP profits, if any, for 50% of the development expenses that they funded. The reimbursement payment in any quarter will equal 5% of the then outstanding repayment obligation, but never more than our share of the ZALTRAP profits in the quarter unless we elect to reimburse Sanofi at a faster rate. As a result, we expect that, for the foreseeable future, our share of any ZALTRAP profits will be used to reimburse Sanofi for this repayment obligation.
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
Under our collaboration agreement, Sanofi will record product sales and cost of sales for commercialized products, and Regeneron has the right to co-promote such products. We and Sanofi will equally share profits and losses from sales within the United States. We and Sanofi will share profits outside the United States on a sliding scale based on sales starting at 65% (Sanofi)/35% (us) and ending at 55% (Sanofi)/45% (us), and will share losses outside the United States at 55% (Sanofi)/45% (us). In addition to profit sharing, we are entitled to receive up to $250 million in sales milestone payments, with milestone payments commencing after aggregate annual sales outside the United States exceed $1.0 billion on a rolling 12-month basis.

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
Since inception of the agreement, we have earned $110.0 million of development milestone payments and $150.0 million of sales milestone payments from Bayer HealthCare. In addition, we may earn a $15.0 million additional sales milestone payment if twelve-month sales of specific commercial supplies of EYLEA outside the United States achieve a certain specified level.
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
Collaboration with Avalanche Biotechnologies, Inc.
In May 2014, we entered into a research collaboration and license agreement with Avalanche Biotechnologies, Inc. to discover, develop, and commercialize novel gene therapy products for the treatment of ophthalmologic diseases. In connection with the agreement, we made a $2.0 million upfront payment and a $6.0 million pre-payment of collaboration research costs, and are obligated to pay potential additional research costs, an aggregate amount of up to $80.0 million per product upon meeting certain potential development and regulatory milestones (for products directed to as many as eight therapeutic targets, or up to an aggregate of $640.0 million), and royalties on any future sales of such products. We also purchased an aggregate of $5.0 million of Avalanche preferred stock. Under the agreement, we collaborate with Avalanche to conduct research for the discovery of novel gene therapy vectors. Subsequent to the filing of an IND with the FDA for a product candidate, we may exercise our right to obtain exclusive worldwide rights to further research, develop, and commercialize such product candidates directed to the applicable therapeutic target. In addition, Avalanche has the option to share in development costs and profits for products directed toward up to two therapeutic targets of its choice.
In July 2014, Avalanche commenced an initial public offering (IPO) of its common stock and thereby triggered our obligation under the research collaboration and license agreement to purchase up to $10.0 million of Avalanche common stock in a concurrent private placement. As part of the concurrent private placement, we purchased from Avalanche at the closing of its IPO shares of Avalanche common stock for an aggregate purchase price of $10.0 million. In addition, at the closing of its IPO, Avalanche preferred stock, including the Avalanche preferred stock held by us, automatically converted on a one-for-one basis into Avalanche common stock.
Manufacturing
Our manufacturing facilities are located in Rensselaer, New York and consist of approximately 490,000 square feet of owned research, manufacturing, office, and warehouse space. We currently have approximately 74,000 liters of cell culture capacity at these facilities. These amounts include the impact of an expansion project completed in 2014 which added 20,000 liters of cell culture capacity and 65,000 additional square feet of space. At December 31, 2014, we employed approximately 1,015 people at our Rensselaer facilities. We also depend on a limited number of third party providers for other services with respect to our clinical and commercial product supply requirements, including product packaging, filling, and labeling.
In May 2014, we entered into an agreement to acquire a 400,000 square foot facility in Limerick, Ireland. We are renovating this facility to accommodate and support our growth, primarily in connection with expanding our manufacturing capacity to support our global supply chain.
Certain raw materials or other products necessary for the manufacture and formulation of EYLEA, ZALTRAP, ARCALYST, and our product candidates are provided by single-source unaffiliated third-party suppliers. In addition, we rely on certain third parties to perform filling, finishing, distribution, laboratory testing, and other services related to the manufacture of EYLEA, ZALTRAP, ARCALYST, and our product candidates, and to supply various raw materials and other products. See Part I, Item 1A. "Risk Factors - Risks Related to Manufacturing and Supply" for further information.
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

We also have a full-service commercialization group to handle various aspects of our EYLEA program. The group includes experienced professionals in the fields of marketing, communications, professional education, patient education and advocacy, reimbursement and managed markets, trade and distribution, commercial operations, commercial analytics, market research, and forecasting. Moreover, we have hired, trained, and deployed a field-based organization including regional sales directors, medical sales specialists, and reimbursement managers, each typically with 7 or more years of experience in the biopharmaceutical industry in a variety of therapeutic areas including oncology, ophthalmology, immunology, and inflammation. We outsource the warehousing and distribution of our finished drug products. We are in the process of significantly expanding the commercialization group to support the potential launch of PRALUENT in 2015, and also to prepare for the potential future launches of sarilumab and dupilumab.
In connection with the sales and marketing of ARCALYST for CAPS, we have a marketing, trade, reimbursement, and distribution group to provide case management and reimbursement services to patients with CAPS and their treating physicians.
In connection with the U.S. marketing of ZALTRAP, we have a marketing and market access group to work in collaboration with Sanofi.
Customers
We sell EYLEA in the United States to several distributors and specialty pharmacies. We sell ARCALYST in the United States to two specialty pharmacies. Under these distribution models, the distributors and specialty pharmacies generally take physical delivery of product. For EYLEA, the distributors and specialty pharmacies generally sell the product directly to healthcare providers, whereas for ARCALYST, the specialty pharmacies sell the product directly to patients. For the years ended December 31, 2014, 2013, and 2012, we recorded 73%, 76%, and 78%, respectively, of our total gross product revenue from sales to a single distributor, Besse Medical, which is a subsidiary of AmerisourceBergen Corporation.
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

EYLEA. The following table provides an overview of the competitive landscape for EYLEA:

Competitor Product/Product Candidate	Commercial or Development Status	Competitor	Indication	Territory
Lucentis® (ranibizumab)	Approved	Novartis/Genentech	Wet AMD, DME, macular edema following RVO, choroidal neovascularization secondary to pathologic myopia, diabetic retinopathy in patients with DME, and other eye indications	Worldwide
Avastin® (bevacizumab) (off-label)	Used to treat wet AMD, DME, and macular edema following RVO	Genentech	Wet AMD, DME, and macular edema following RVO	Sold worldwide Being evaluated in trials in the United Kingdom, Canada, Brazil, Germany, and other countries
Conbercept	Approved in China for wet AMD In development for other eye indications	Chengdu Kanghong Pharmaceutical Group	Wet AMD	China
FovistaTM, an aptamer directed against PDGF-B	In development (Phase 3 trials initiated in 2013 evaluating multiple combinations of FovistaTM, including Lucentis® + FovistaTM, Avastin® + FovistaTM, and EYLEA + FovistaTM)	Ophthotech Corporation	Wet AMD	—
RTH258 (ESBA1008), a single chain antibody fragment directed against VEGF-A	In development (non-inferiority Phase 3 trial initiated in 2014 comparing RTH258 (ESBA1008) and EYLEA)	Novartis	Wet AMD	—
Abicipar pegol (anti-VEGF-A-DARPin®)	In development (Phase 2)	Allergan	Wet AMD and related conditions	—
Bi-specific antibody R06867461	In development (Phase 1)	Genentech	Wet AMD	—
Lucentis® Sustained Delivery System	In development (Phase 1)	Genentech	Wet AMD and related conditions	—
PF582, a biosimilar to Lucentis®	In development (Phase 1/2)	Pfenex Inc.	Wet AMD and related conditions	—
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

ZALTRAP. The following table provides an overview of the competitive landscape for ZALTRAP:

Competitor Product/Product Candidate	Commercial or Development Status	Competitor	Indication	Territory
Avastin® (bevacizumab)	Approved and launched in 2004	Genentech	Certain cancers	Worldwide
Oral medications that target tumor cell growth and new vasculature formation that fuels growth of tumors	Being sold and marketed	Pfizer, Amgen (together with its partner Bayer HealthCare), GlaxoSmithKline, and Bayer HealthCare	Certain cancers	Worldwide
Other VEGF antagonists	In various phases of development	Novartis, Amgen, Imclone LLC/Eli Lilly, Pfizer, AstraZeneca, GlaxoSmithKline, and Aveo Pharmaceuticals, Inc.	Certain cancers	—
The table above is not exhaustive. For additional information regarding the substantial competition ZALTRAP faces, see Part I, Item 1A. "Risk Factors - Risks Related to Commercialization of Products - Our marketed products are subject to significant competition, and our product candidates or new indications for our marketed products, if any are approved for marketing, may face significant competition."
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
The following table provides an overview of the competitive landscape for our antibody programs that are in late-stage clinical development.

Regeneron Antibody Program	Competitor	Competitor Product/Product Candidate	Commercial or Development Status	Target
PRALUENT (Phase 3) Target: PCSK9	Amgen	Evolocumab (AMG-145)	In development (Phase 3)	Antibody against PCSK9
	Pfizer	Bococizumab (RN316 / PF-04950615	In development (Phase 3)	Antibody against PCSK9
	Eli Lilly	LY3015014	In development (Phase 2)	Antibody against PCSK9
	Alnylam Pharmaceuticals, Inc. (in partnership with The Medicines Company)	ALN-PCS	In development (Phase 1)	RNAi against PCSK9

(continued)
Regeneron Antibody Program	Competitor	Competitor Product/Product Candidate	Commercial or Development Status	Target
Sarilumab (Phase 3) Target: IL-6R	Roche	Actemra® (Tocilizumab)	Approved	Antibody against IL-6R for the treatment of rheumatoid arthritis and systemic juvenile idiopathic arthritis
	Johnson & Johnson (in partnership with GlaxoSmithKline)	Sirukumab	In development (Phase 3)	Antibody against IL-6
	Alder Biopharmaceuticals, Inc.	Clazakizumab	In development (Phase 2)	Antibody against IL-6
	Ablynx (in partnership with AbbVie)	ALX-0061	In development (Phase 2)	Antibody against IL-6R
	R-Pharm	Olokizumab	In development (Phase 2)	Antibody against IL-6
	Pfizer	PF-04236921	In development (Phase 1/Phase 2)	Antibody against IL-6
	Roche	SA 237	In development (Phase 1/Phase 3)	Antibody against IL-6R
Dupilumab (Phase 2/Phase 3) Target: IL-4R	Roche	Lebrikizumab	In development (Phase 3)	Antibody against IL-13
	Teva	Reslizumab	In development (Phase 3)	Antibody against IL-5
	GlaxoSmithKline	Mepolizumab	In development (Phase 3)	Antibody against IL-5
	AstraZeneca	Benralizumab	In development (Phase 3)	Antibody against IL-5R
	AstraZeneca	Tralokinumab	In development (Phase 3)	Antibody against IL-13
	Novartis	QBX258	In development (Phase 2)	Fixed dose combination of antibodies against IL-4 and IL-13
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
Patents, Trademarks, and Trade Secrets
Our success depends, in part, on our ability to obtain patents, maintain trade secret protection, and operate without infringing on the proprietary rights of third parties (see Part I, Item 1A. "Risk Factors - Risks Related to Intellectual Property and Market Exclusivity - We may be restricted in our development, manufacturing, and/or commercialization activities by, and could be subject to damage awards if we are found to have infringed, patents or other proprietary rights of others"). Our policy is to file patent applications to protect technology, inventions, and improvements that we consider important to our business and operations. We hold an ownership interest in a number of issued patents in the United States and foreign countries with respect to our products and technologies. In addition, we hold an ownership interest in hundreds of patent applications in the United States and foreign countries.
Our patent portfolio includes granted patents and pending patent applications covering our VelociSuite technologies, including our VelocImmune mouse platform which produces fully human monoclonal antibodies. Our issued patents covering these technologies generally expire between 2020 and 2027. However, we continue to file patent applications directed to improvements to these technology platforms.
Our patent portfolio also includes issued patents and pending applications relating to our marketed products, EYLEA, ZALTRAP, and ARCALYST, and our product candidates in clinical development. These patents cover the proteins and DNA encoding the proteins, manufacturing patents, method of use patents, and pharmaceutical compositions, as well as various methods of using the products. For each of EYLEA, ZALTRAP, and ARCALYST, these patents generally expire between 2020 and 2027. However, the projected patent terms may be subject to extension based on potential patent term extensions in countries where such extensions are available.
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
Defense and enforcement of our intellectual property rights is expensive and time consuming, even if the outcome is favorable to us. It is possible that patents issued or licensed to us will be successfully challenged, that a court may find that we are infringing validly issued patents of third parties, or that we may have to alter or discontinue the development of our products or pay licensing fees to take into account patent rights of third parties (see Part I, Item 1A. "Risk Factors - Risks Related to Intellectual Property and Market Exclusivity - We may be restricted in our development, manufacturing, and/or commercialization activities by, and could be subject to damage awards if we are found to have infringed, patents or other proprietary rights of others").
Government Regulation
Regulation by government authorities in the United States and foreign countries is a significant factor in the research, development, manufacture, and marketing of EYLEA, ZALTRAP, ARCALYST, and our product candidates (see Part I, Item 1A. "Risk Factors - Risks Related to Commercialization of EYLEA - We are subject to significant ongoing regulatory obligations and oversight with respect to EYLEA. If we fail to maintain regulatory compliance for EYLEA, we may lose marketing approval, which would materially harm our business, prospects, operating results, and financial condition." and "Risks Related to the Development and Approval of Our Product Candidates and New Indications for Our Marketed Products - If we do not obtain and maintain regulatory approval for our products and product candidates or new indications for our marketed products, we will not be able to market or sell them, which would materially and negatively impact our business, prospects, operating results, and financial condition."). All of our product candidates will require regulatory approval before they can be commercialized. In particular, human therapeutic products are subject to rigorous preclinical and clinical trials and other pre-market approval requirements by the FDA and foreign authorities. Many aspects of the structure and substance of the FDA and foreign pharmaceutical regulatory practices have been reformed during recent years, and continued reform is under consideration in a number of jurisdictions. The ultimate outcome and impact of such reforms and potential reforms cannot be predicted.
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

Business Segments
We manage our business as one segment which includes all activities related to the discovery, development, and commercialization of pharmaceutical products for the treatment of serious medical conditions.
Employees
As of December 31, 2014, we had approximately 2,925 full-time employees, of whom approximately 490 held a Ph.D. and/or M.D., or PharmD degree. We believe that we have been successful in attracting skilled and experienced personnel in a highly competitive environment; however, competition for these personnel is intense. None of our personnel are covered by collective bargaining agreements and our management considers its relations with our employees to be good.
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
EYLEA net sales represent a substantial portion of our revenues and this concentration of our net sales in a single product makes us substantially dependent on that product. For the years ended December 31, 2014 and 2013, EYLEA net sales in the United States represented 62% and 67% of our total revenues, respectively. If we were to experience difficulty with the commercialization of EYLEA in the United States, if Bayer HealthCare were to experience any difficulty with the commercialization of EYLEA outside the United States, or if we and Bayer HealthCare are unable to maintain current marketing approvals of EYLEA, we may experience a reduction in revenue and may not be able to sustain profitability, and our business, prospects, operating results, and financial condition would be materially harmed.
We are subject to significant ongoing regulatory obligations and oversight with respect to EYLEA. If we fail to maintain regulatory compliance for EYLEA, we may lose marketing approval, which would materially harm our business, prospects, operating results, and financial condition.
We are subject to significant ongoing regulatory obligations and oversight with respect to EYLEA for its currently approved indications in the United States, EU, and other countries where the product is approved. If we fail to maintain regulatory compliance for EYLEA for its currently approved indications, we may lose marketing approval, which would materially harm our business, prospects, operating results, and financial condition. Failure to comply may also subject us to sanctions, product recalls, or withdrawals of previously approved marketing applications. See also "Risks Related to Manufacturing and Supply - If we fail to meet the stringent requirements of governmental regulation in the manufacture of drug products or product candidates, we could incur substantial remedial costs, delays in the development or approval of our product candidates or new indications for our marketed products and/or in their commercial launch if they obtain regulatory approval, and a reduction in sales" below.

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
Our sales in the United States of EYLEA are dependent, in part, on the availability and extent of reimbursement from third-party payers, including private payer healthcare and insurance programs, health maintenance organizations, pharmacy benefit management companies, and government programs such as Medicare and Medicaid. Sales of EYLEA in other countries are dependent, in part, on similar programs in those countries. In the United States, there is an increased focus from the federal government and others on analyzing the impact of various regulatory programs on the federal deficit, which could result in increased pressure on federal programs to reduce costs, including limiting federal healthcare expenditures. Economic pressure on state budgets may also have a similar impact. A reduction in the availability or extent of reimbursement from U.S. government programs could have a material adverse effect on the sales of EYLEA. Since EYLEA is too expensive for most patients to afford without health insurance coverage, if adequate coverage and reimbursement by third-party payers, including Medicare and Medicaid in the United States, is not available, our ability to successfully commercialize EYLEA will be materially adversely impacted. Our sales and potential profits and our business, prospects, operating results, and financial condition would be materially harmed. See also "Risks Related to Commercialization of Products - The successful commercialization of our marketed products, as well as our late-stage product candidates or new indications for our marketed products, if approved, will depend on obtaining and maintaining coverage and reimbursement for use of these products from third-party payers, including Medicare and Medicaid in the United States, and these payers may not cover or adequately reimburse for use of our products or may do so at levels that make our products uncompetitive and/or unprofitable, which would materially harm our business, prospects, operating results, and financial condition" below.
The commercial success of EYLEA is subject to strong competition.
The market for eye disease products is very competitive. Novartis and Genentech are collaborating on the commercialization and further development of a VEGF antibody fragment, Lucentis® , for the treatment of wet AMD, macular edema following RVO, DME, visual impairment due to mCNV, diabetic retinopathy in patients with DME, and other eye indications. Lucentis® was approved by the FDA in June 2006 for the treatment of wet AMD, in June 2010 for the treatment of macular edema following RVO (including CRVO and BRVO), in August 2012 for the treatment of DME, and in February 2015 for the treatment of diabetic retinopathy in patients with DME. Lucentis® was also approved by the EMA for wet AMD in January 2007, for DME in January 2011, for the treatment of macular edema following RVO (including CRVO and BRVO) in June 2011, and for mCNV in July 2013. Competitors are also exploring the development of a biosimilar version of Lucentis® ; in particular, Pfenex Inc. is developing PF582, which is currently in a Phase 1b/2a trial in patients with wet AMD. Other competitive or potentially competitive products include Allergan's Ozurdex® (dexamethasone intravitreal implant) (approved by the FDA in June 2009 for the treatment of macular edema following RVO and in September 2014 for the treatment of DME) and Alimera Sciences' Iluvien® (fluocinolone acetonide intravitreal implant) (approved by the FDA in September 2014 for the treatment of DME in patients who have been previously treated with a course of corticosteroids and did not have a clinically significant rise in intraocular pressure), both of which are intravitreal implants of corticosteroids.
Many other companies are working on the development of product candidates and extended delivery devices for the potential treatment of wet AMD, DME, and RVO, including those that act by blocking VEGF and VEGF receptors, as well as small interfering ribonucleic acids (siRNAs) that modulate gene expression. For example, in January 2012, Genentech submitted an IND for such an extended delivery device. Novartis is developing ESBA1008 (RTH258), a humanized monoclonal single-chain FV (scFv) antibody fragment targeting VEGF-A for wet AMD, and initiated a non-inferiority Phase 3 trial comparing RTH258 (ESBA1008) and EYLEA in December 2014. Allergan is developing abicipar pegol (an anti-VEGF-A DARPin®) for wet AMD and related conditions and a Phase 2 trial has been completed. Additionally, companies are developing products (or combinations of products) to treat wet AMD that act by blocking VEGF and VEGF receptors, as well as other targets (for example, PDGF). Ophthotech Corporation is developing Fovista™, an aptamer directed against platelet-derived growth factor subunit B (PDGF-B), as a product candidate intended to be used in combination with an anti-VEGF therapy in wet AMD. In 2013, Ophthotech initiated Phase 3 trials in AMD evaluating multiple combinations of Fovista™, including Lucentis® + Fovista™, Avastin® + Fovista™, and EYLEA + Fovista™. Genentech initiated a Phase 1 trial of a bi-specific antibody targeting both VEGF and Ang2 for wet AMD.
In addition, ophthalmologists are using with success off-label, third-party repackaged versions of Genentech's approved VEGF antagonist, Avastin®, for the treatment of wet AMD, DME, and RVO. The relatively low cost of therapy with repackaged Avastin®

in patients with wet AMD presents a significant competitive challenge in this indication. Competitors (including Amgen) are also developing a biosimilar version of Avastin®. Long-term, controlled clinical trials comparing Lucentis® to Avastin® in the treatment of wet AMD are being conducted. One-year data from the Comparison of Age-Related Macular Degeneration Treatments Trial (CATT) were reported in April 2011 and indicated that Avastin® dosed monthly was non-inferior to Lucentis® dosed monthly in the primary efficacy endpoint of mean visual acuity gain at 52 weeks. Two-year data from CATT were reported in April 2012 and indicated that monthly Avastin® was non-inferior to monthly Lucentis® in mean visual acuity gain; as-needed dosing was not non-inferior to monthly dosing. Avastin® is also being evaluated in eye diseases in trials that have been initiated in the United Kingdom, Canada, Brazil, Mexico, Germany, Israel, and other countries. Furthermore, Lucentis® and off-label use of repackaged Avastin® present significant competitive challenges as doctors and patients have had significant experience using these medicines. Moreover, the reported results of the CATT study, combined with the relatively low cost of repackaged Avastin® in treating patients with wet AMD, may well exacerbate the competitive challenge which EYLEA faces in this or other eye indications for which it may be approved. Finally, ZALTRAP has not been manufactured and formulated for use in intravitreal injections, and while we believe that ZALTRAP would not be well tolerated if administered directly to the eye, there is a risk that third parties may attempt to repackage ZALTRAP for off-label use and sale for the treatment of wet AMD and other diseases of the eye, which would present a potential low-cost competitive threat to EYLEA for its approved indications. See also "Risks Related to Commercialization of Products - We may be unsuccessful in continuing the commercialization of our marketed products or in commercializing our product candidates or new indications for our marketed products, if approved, which would materially and adversely affect our business, profitability, and future prospects" below.
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
We cannot sell or market products without regulatory approval. If we do not maintain regulatory approval for our marketed products, and obtain regulatory approval for our product candidates, or new indications of our marketed products, the value of our company and our business, prospects, operating results, and financial condition will be materially harmed. If we are unable to obtain regulatory approval for our product candidates, or if we are materially delayed in doing so, our business, prospects, operating results, and financial condition may be materially harmed. In addition, if we fail to maintain regulatory approval for EYLEA's currently approved indications, we may lose marketing approval and the ability to generate EYLEA product sales revenue, which would materially and negatively impact our business, prospects, operating results, and financial condition.
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

The FDA may also require us to conduct additional clinical trials after granting approval of a product. Its ability to do so has been enhanced by the Food and Drug Administration Amendments Act of 2007, pursuant to which the FDA has the explicit authority to require postmarketing studies (also referred to as post-approval or Phase 4 studies), labeling changes based on new safety information, and compliance with FDA-approved risk evaluation and mitigation strategies. Post-approval studies, whether conducted by us or by others and whether mandated by regulatory agencies or voluntary, and other data about our marketed products (or data about products similar to our marketed products that implicate an entire class of products or are perceived to do so) may result in changes in product labeling, restrictions on use, product withdrawal or recall, loss of approval, or lower sales of our products.

According to the FDA policies under the Prescription Drug User Fee Act, the FDA system of review times for new drugs includes standard review and priority review. Standard review can be accomplished in a ten-month time frame from the time the application is filed by the FDA (filing date), which typically occurs approximately 60 days following submission of the application by the applicant. The FDA has stated the goal to act on 90% of standard new molecular entity (NME) New Drug Application (NDA) and original BLA submissions within 10 months of the filing date. A priority review designation is given to drugs that treat a serious condition and offer major advances in treatment, or provide a treatment where no adequate therapy exists, and may also be afforded to a human drug application based on a priority review voucher. The FDA has stated the goal to act on 90% of priority NME NDA and original BLA submissions within 6 months of the filing date. However, the FDA's review goals are subject to change and the duration of the FDA's review depends on a number of factors, including the number and types of other applications that are submitted to the FDA around the same time period or are pending. Even if any of our applications receives a priority review designation (including based on the rare pediatric disease priority review voucher, which we and Sanofi used in connection with the BLA submission for PRALUENT), we may not ultimately be able to obtain approval of our application within a time frame consistent with the FDA's stated review goals or at all, and such designation may not actually lead to a faster development or regulatory review or approval process.
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
Before approving a new drug or biologic product, the FDA requires that the facilities at which the product will be manufactured or advanced through the supply chain be in compliance with current Good Manufacturing Practices, or cGMP, requirements and regulations governing the manufacture, shipment, and storage of the product. These cGMP requirements and regulations are not prescriptive instructions on how to manufacture products, but rather a series of principles that must be observed during manufacturing; as a result, their implementation may not be clearly delineated and may present a challenging task. Manufacturing product candidates in compliance with these regulatory requirements is complex, time-consuming, and expensive. To be successful, our products must be manufactured in compliance with regulatory requirements, and at competitive costs. If we or any of our product collaborators, or third-party manufacturers, product packagers, labelers, or other parties performing steps in the supply chain are unable to maintain regulatory compliance, the FDA can impose regulatory sanctions, including, among other things, refusal to approve a pending application for a new drug or biologic product, or revocation of a pre-existing approval. As a result, our business, prospects, operating results, and financial condition may be materially harmed.
In addition to the FDA and other regulatory agency regulations in the United States, we are subject to a variety of foreign regulatory requirements governing human clinical trials, manufacturing, marketing and approval of drugs, and commercial sale and distribution of drugs in foreign countries. The foreign regulatory approval process is similarly likely to be a lengthy and expensive process, the result of which is highly uncertain, and foreign regulatory requirements include all of the risks associated with FDA approval as well as country specific regulations. In addition, actions by a regulatory agency in a country or region with respect to a product candidate may have an impact on the approval process for that product candidate in another country or region. Foreign regulatory authorities often also have the authority to require post-approval studies, which involve various risks similar to those described above. Whether or not we obtain FDA approval for a product in the United States, we must obtain approval of the product by the comparable regulatory authorities in foreign countries before we can conduct clinical trials of or market that product or any other product in those countries.

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
We are studying our antibody candidates in a wide variety of indications in clinical trials. Many of these trials are exploratory studies designed to evaluate the safety profile of these compounds and to identify what diseases and uses, if any, are best suited for these product candidates. These product candidates may not demonstrate the requisite efficacy and/or safety profile to support continued development for some or all of the indications that are being, or are planned to be, studied, which would diminish our clinical "pipeline" and could negatively affect our future prospects and the value of our company.

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
We and Sanofi are conducting a global development program, currently in Phase 3, studying PRALUENT, our PCSK9 antibody for the reduction of LDL cholesterol, as discussed above in Part I, Item 1. "Business - Late-Stage Antibody-based Clinical Programs." As part of this development program, we and Sanofi collect adverse events and report them to the FDA and foreign regulatory authorities. As previously reported, in ten Phase 3 ODYSSEY studies, the most common adverse events were nasopharyngitis and upper respiratory tract infection, which were generally balanced between treatment groups. Injection site reactions were more frequent in the PRALUENT group compared to placebo. Serious adverse events and deaths were generally balanced between treatment groups as were other key adverse events, including musculoskeletal, neurocognitive, and liver-related events. We and Sanofi were advised by the FDA that it had become aware of neurocognitive adverse events in the PCSK9 inhibitor class. Neurocognitive adverse events have also been associated with the use of statins for lowering LDL cholesterol. The FDA had requested that we and Sanofi make an assessment of potential neurocognitive adverse events across the global development program for PRALUENT, especially in the longer-term studies. Additionally, the FDA requested that we address the feasibility of incorporating neurocognitive testing into at least a subset of patients in our ODYSSEY OUTCOMES trial or other long-term Phase 3 trial(s). While we have reported, based on analyses conducted to date, that neurocognitive adverse events were generally balanced between treatment groups in our Phase 3 studies, if this or another adverse event signal is detected in future analyses or in subsequent data, the possible approval of PRALUENT may be delayed or fail, or its commercial value diminished, which could severely harm our future prospects.
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
In addition to the safety, efficacy, manufacturing, and regulatory hurdles faced by our product candidates, the administration of recombinant proteins frequently causes an immune response, resulting in the creation of antibodies against the therapeutic protein. The antibodies can have no effect or can totally neutralize the effectiveness of the protein, or require that higher doses be used to obtain a therapeutic effect. In some cases, the antibody can cross-react with the patient's own proteins, resulting in an "auto-immune" type disease. Whether antibodies will be created can often not be predicted from preclinical or clinical experiments, and their detection or appearance is often delayed, so neutralizing antibodies may be detected at a later date, in some cases even after pivotal clinical trials have been completed.
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
Our business requires using sensitive and proprietary technology and other information that we protect as trade secrets. We seek to prevent improper disclosure of these trade secrets through confidentiality agreements. If our trade secrets are improperly disclosed, by our own employees, our collaborators or otherwise, it would help our competitors and adversely affect our business. We will be able to protect our proprietary rights only to the extent that our proprietary technologies and other information are covered by valid and enforceable patents or are effectively maintained as trade secrets. The patent position of biotechnology companies, including our company, involves complex legal and factual questions and, therefore, enforceability cannot be predicted with certainty. Our patents may be challenged, invalidated, held to be unenforceable, or circumvented. Patent applications filed outside the United States may be challenged by other parties, for example, by filing an opposition. Such opposition proceedings are increasingly common in the EU and are costly to defend. For example, our European Patent No. 1,360,287 has been the subject of opposition proceedings in the European Patent Office, as described in Part I, Item 3. "Legal Proceedings" of this report. We have pending patent applications in the United States Patent and Trademark Office, the European Patent Office, and the patent offices of other foreign jurisdictions, and it is likely that we will need to defend patents from challenges by others from time to time in the future. Certain of our U.S. patents may also be challenged by parties who file a request for post-grant review under the America Invents Act of 2011. We expect that post-grant review proceedings will become common in the United States and will be costly to defend. Our patent rights may not provide us with a proprietary position or competitive advantages against competitors. Furthermore, even if the outcome is favorable to us, the enforcement of our intellectual property rights can be extremely expensive and time consuming.
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
We have been in the past, are currently, and may in the future be involved in patent litigation and other proceedings involving our patents. For example, we are currently parties to patent infringement proceedings relating to our European Patent No. 1,360,287 and our U.S. Patent No. 8,502,018, both of which concern genetically altered mice capable of producing chimeric antibodies that are part human and part mouse, as described in Part I, Item 3. "Legal Proceedings" of this report. In addition, we are currently parties to patent infringement proceedings initiated by Amgen against us and Sanofi relating to PRALUENT , the antibody to PCSK9 for LDL cholesterol reduction we are jointly developing with Sanofi, as described in Part I, Item 3. "Legal Proceedings" of this report. We are aware of additional patents and pending applications owned by others that claim antibodies to PCSK9 and methods of treating hypercholesterolemia with such antibodies. We are also aware of patents and pending applications owned by others that respectively claim antibodies to IL-6R and IL-4R and methods of treating rheumatoid arthritis and uveitis and atopic dermatitis and asthma with such antibodies. In addition to PRALUENT, our late-stage antibody-based pipeline includes sarilumab, an antibody to IL-6R, for the treatment of rheumatoid arthritis and non-infectious uveitis; and dupilumab, an antibody to IL-4R, for the treatment of atopic dermatitis, asthma, chronic sinusitis with nasal polyps, and eosinophilic esophagitis. Although we do not believe that any of our late-stage antibody product candidates infringes any valid claim in these patents or patent applications, these other parties could initiate a lawsuit for patent infringement and assert their patents are valid and cover our late-stage antibody product candidates, similar to the patent infringement proceedings initiated by Amgen referred to above. We are also aware of a U.S. patent jointly owned by Genentech and City of Hope relating to the production of recombinant antibodies in host cells. We currently produce our antibody product candidates using recombinant antibodies from host cells and may choose to produce additional antibody product candidates in this manner. None of ARCALYST, ZALTRAP, or EYLEA is a recombinant antibody. If any of our antibody product candidates are produced in a manner subject to valid claims in the Genentech patent, then we may need to obtain a license from Genentech, should one be available. Genentech has licensed this patent to several different companies under confidential license agreements. If we desire a license for any of our antibody product candidates and are unable to obtain a license on commercially reasonable terms or at all, we may be restricted in our ability to make recombinant antibodies in, or to import them into, the United States. Further, we are aware of a number of patent applications of others that, if granted with claims as currently drafted, may cover our current or planned activities. It could be determined that our products and/or actions in manufacturing or selling our product candidates infringe such patents.
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
If sales of EYLEA and ZALTRAP do not meet the levels currently expected, or if the launch of any of our product candidates is delayed or unsuccessful, we may face costs related to excess inventory or unused capacity at our manufacturing facilities and at the facilities of third parties.
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
Currently, we have three marketed products, EYLEA, ZALTRAP, and ARCALYST. While we have established our own sales and marketing organization for EYLEA in the United States for its currently approved indications, our commercialization experience is still relatively limited and we have no sales, marketing, commercial, or distribution capabilities outside the United States. In addition, EYLEA faces intense competition from Lucentis® and from off-label use of repackaged Avastin®, both of which have been on the market for a number of years and, potentially, from new competitive products currently in clinical development. We expect that the continued commercial success of EYLEA will depend on many factors, including the following:

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
The market for eye disease products is very competitive, as described in greater detail above under "Risks Related to Commercialization of EYLEA - The commercial success of EYLEA is subject to strong competition."
Our earlier stage clinical candidates in development are all fully human monoclonal antibodies, which were generated using our VelocImmune technology. Our antibody generation technologies and earlier-stage clinical candidates face competition from many pharmaceutical and biotechnology companies using various technologies.
We are aware of several pharmaceutical and biotechnology companies actively engaged in the research and development of antibody products against targets that are also the targets of our early- and late-stage product candidates. For example, Pfizer (in partnership with Eli Lilly), Johnson & Johnson, and AbbVie are developing antibody product candidates against NGF. Genentech/Roche is marketing an antibody against IL-6R (Actemra®) for the treatment of rheumatoid arthritis, and several other companies, including Johnson & Johnson (in partnership with GlaxoSmithKline), Alder Biopharmaceuticals, Ablynx (in partnership with AbbVie), and Pfizer have antibodies against IL-6 or IL-6R in clinical development. Several companies, including Amgen, Pfizer, and Eli Lilly, have development programs for antibodies against PCSK9. Amgen's PCSK9 program appears to be the most advanced of the competitors, having already submitted a BLA with the FDA and a marketing authorization application with the EMA, and may obtain marketing approval in one or more countries before our PCSK9 antibody is approved. Alnylam, in partnership with The Medicines Company, has a clinical program underway with an RNAi molecule against PCSK9. In addition, there are therapeutic products targeting PCSK9 operating through other mechanisms of action in development, including an oral product. Oral products that lower LDL-C, if approved, may also be competitive with PCSK9 inhibitors, including PRALUENT (if approved). Certain late-stage inhibitors of cholesterylester transfer protein (CETP), such as Merck's anacetrapib and Eli Lilly's evacetrapib, lower LDL-C and may be launched with supporting data from outcomes trials prior to the completion of our own outcomes trial for PRALUENT. Another oral agent that lowers LDL-C and that may potentially compete with PRALUENT, if approved, is Esperion's ETC-1002. A number of companies are developing antibodies that, if approved, may compete with dupilumab, our IL-4R antibody, if it is approved, including Roche (an antibody against IL-13), Teva (an antibody against IL-5), AstraZeneca (antibodies against IL-5R and IL-13), Novartis (a combination antibody against IL-4 and IL-13), and Amgen (in partnership with AstraZeneca) (an antibody against thymic stromal lymphopoietin, or TSLP). For muscle-wasting conditions, Pfizer, Eli Lilly, Bristol-Myers Squibb, and Atara Biotherapeutics have anti-GDF8 monoclonal antibodies in development, and Novartis has a competing antibody targeting ActRIIB.
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
The successful commercialization of our marketed products, as well as our late-stage product candidates or new indications for our marketed products, if approved, will depend on obtaining and maintaining coverage and reimbursement for use of these products from third-party payers, including Medicare and Medicaid in the United States, and these payers may not cover or adequately reimburse for use of our products or may do so at levels that make our products uncompetitive and/or unprofitable, which would materially harm our business, prospects, operating results, and financial condition.
Our future revenues and profitability will be adversely affected in a material manner if United States and foreign governmental payers, private third-party insurers and payers (such as health maintenance organizations and pharmacy benefit management companies), and other third-party payers, including Medicare and Medicaid, do not adequately defray or reimburse the cost of our products to the patients. If these entities do not provide coverage and reimbursement with respect to our products or provide an insufficient level of coverage and reimbursement, our products may be too costly for many patients to afford them, and physicians may not prescribe them. Many third-party payers cover only selected drugs, or may prefer selected drugs, making drugs that are not covered or preferred by such payers more expensive for patients. Third-party payers may also require prior authorization for reimbursement, or require failure on another type of treatment before covering a particular drug, particularly with respect to higher-priced drugs. As our currently marketed products and product candidates are biologics, bringing them to market may cost more than bringing traditional, small-molecule drugs to market due to the complexity associated with the research, development, production, supply and regulatory review of such products. Given cost sensitivities in many health care systems, our currently marketed products and product candidates are likely to be subject to continued pricing pressures, which may have an adverse impact on our business, prospects, operating results, and financial condition.
In addition, in order for private insurance and governmental payers (such as Medicare and Medicaid in the United States) to reimburse the cost of our products, we must, among other things, maintain registration of the products in the National Drug Code registry, maintain our re-labeler license, maintain formulary approval by pharmacy benefits managers, and maintain recognition by insurance companies and the Centers for Medicare and Medicaid Services of the Department of Health and Human Services (CMS). There is no certainty that we will be able to obtain or maintain the applicable requirements for reimbursement (including relevant formulary coverage) of our current and future products, which may have a material adverse effect on our business.
Government and other third-party payers (including pharmacy benefit management companies) are challenging the prices charged for healthcare products and increasingly limiting, and attempting to limit, both coverage and level of reimbursement for prescription drugs. In March 2010, the PPACA and a related reconciliation bill were enacted in the United States. This legislation imposes cost containment measures that are likely to adversely affect the amount of reimbursement for our future products. The full effects of this legislation are unknown at this time and will not be known until regulations and guidance are issued by CMS and other federal and state agencies. Further, in September 2011 the Office of Inspector General (OIG) of the Department of Health and Human Services issued a report entitled "Review of Medicare Part B Avastin and Lucentis Treatments for Age-Related Macular Degeneration" in which the OIG details possible savings to the Medicare program by using off-label, repackaged Avastin® rather than Lucentis® for the treatment of wet AMD. Some states are also considering legislation that would control the prices of drugs, and state Medicaid programs are increasingly requesting manufacturers to pay supplemental rebates and requiring prior authorization by the state program for use of any drug for which supplemental rebates are not being paid. It is likely that federal and state legislatures and health agencies will continue to focus on additional health care reform in the future that will impose additional constraints on prices and reimbursements for our products.
Since EYLEA for its currently approved indications will likely continue to be too expensive for most patients to afford without health insurance coverage, if third-party payers, including Medicare and Medicaid in the United States, do not continue to provide adequate coverage and reimbursement for EYLEA, our ability to successfully market it would be materially adversely impacted. There is a risk that third-party payers, including Medicare and Medicaid in the United States, may not cover and/or reimburse our current and future products at levels required for us to successfully commercialize these products. Any limitation imposed by third-party payers on the use of our products if they are approved for marketing, or any action or decision by CMS or analogous foreign agencies or authorities which for any reason denies coverage or reimbursement for our products or provides coverage or reimbursement at levels that harm our products' competitiveness or leads to lower prices for those products, will have a material negative effect on our ability to sustain profitability. In certain foreign countries, pricing, coverage, and level of reimbursement of prescription drugs are subject to governmental control, and we and our collaborators may be unable to obtain coverage, pricing, and/or reimbursement on terms that are favorable to us or necessary for us or our collaborators to successfully commercialize our products in those countries. In some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing and reimbursement vary widely from country to country, and may take into account the clinical effectiveness, cost, and service impact of existing, new, and emerging drugs and treatments. For example, the EU provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. Our results of operations may suffer if we or our collaborators are unable to market our products in foreign countries or if coverage and reimbursement for our products in foreign countries is limited or delayed.
We are dependent upon a small number of customers for a significant portion of our revenue, and the loss of or significant reduction in sales to these customers would adversely affect our results of operations.
We sell EYLEA in the United States to several distributors and specialty pharmacies. Under this distribution model, the distributors and specialty pharmacies generally take physical delivery of product and generally sell the product directly to healthcare providers. For the years ended December 31, 2014 and 2013, we recorded 73% and 76%, respectively, of our total gross product revenue from sales to a single distributor, Besse Medical, a subsidiary of AmerisourceBergen Corporation. We expect this significant customer concentration to continue for the foreseeable future. Our ability to generate and grow sales of EYLEA will depend, in part, on the extent to which our distributors and specialty pharmacies are able to provide adequate distribution of EYLEA to healthcare providers. Although we believe we can find additional distributors, if necessary, our revenue during any period of disruption could suffer and we might incur additional costs. In addition, these customers are responsible for a significant portion of our net trade accounts receivable balances. The loss of any large customer, a significant reduction in sales we make to them, any cancellation of orders they have made with us, or any failure to pay for the products we have shipped to them could adversely affect our results of operations.
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
As part of the PPACA, the federal government has enacted provisions imposing reporting and disclosure requirements on pharmaceutical manufacturers for any "transfers of value" made or distributed to prescribers and other healthcare providers. These statutory provisions and related regulations (commonly known as the "Sunshine Act") require pharmaceutical manufacturers to report annually to the Secretary of the U.S. Department of Health and Human Services payments or other transfers of value made to physicians or teaching hospitals. In February 2013, regulations were released that contain detailed guidance regarding the information that must be collected and reported. We started to be required to collect information regarding such payments in August 2013 and submitted our 2013 Reporting Entity and Payment Aggregate Data in June 2014, as required by the Sunshine Act. Over the next several years, we will need to dedicate significant resources to enhance our systems and processes in order to comply with these regulations. The PPACA also includes various provisions designed to strengthen significantly fraud and abuse enforcement, such as increased funding for enforcement efforts and the lowering of the intent requirement of the federal anti-kickback statute and criminal health care fraud statute such that a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, several states and localities, including California, the District of Columbia, Massachusetts, Minnesota, Nevada, New Mexico, Vermont, and West Virginia, have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs, file periodic reports with the state or make periodic public disclosures on sales, marketing, pricing, clinical trials, and other activities. Similar requirements are being considered in other states. Many of these requirements and standards are new and uncertain, and the penalties for failure to comply with these requirements may be unclear. If we are found not to be in full compliance with these laws, we could face enforcement actions, fines, and other penalties, and could receive adverse publicity, which would harm our business, prospects, operating results, and financial condition.
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

•	changes in the political or economic condition of a specific country or region;

•	fluctuations in the value of foreign currency versus the U.S. dollar;

•	our ability to deploy overseas funds in an efficient manner;

•	tariffs, trade protection measures, import or export licensing requirements, trade embargoes, and other trade barriers;

•	difficulties in attracting and retaining qualified personnel; and

•	cultural differences in the conduct of business.

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
Most health care providers, including research institutions from which we or our collaborators obtain patient information, are subject to privacy and security regulations promulgated under the Health Insurance Portability and Accountability Act of 1996 (HIPAA), as amended by the Health Information Technology for Economic and Clinical Health Act. For example, as part of our human genetics initiative, our wholly-owned subsidiary, Regeneron Genetics Center LLC, is collaborating with the Geisinger Health System, which is subject to such regulations, and may enter into collaboration arrangements with additional institutions in the future. Regeneron is not a HIPAA-covered entity and our clinical research efforts are not directly regulated by HIPAA, so we are not subject to civil penalties under HIPAA. However, any person may be prosecuted under HIPAA's criminal provisions either directly or under aiding-and-abetting or conspiracy principles. Consequently, depending on the facts and circumstances, we could face substantial criminal penalties if we knowingly receive individually identifiable health information from a HIPAA-covered health care provider or research institution that has not satisfied HIPAA's requirements for disclosure of individually identifiable health information. In addition, international data protection laws, including the EU Data Protection Directive and legislation of the EU member states implementing it, may apply to some or all of the clinical data obtained from our collaborators outside of the U.S. Failure by those collaborators to comply with the strict rules on the transfer of personal data outside of the EU into the U.S. may result in the imposition of criminal and administrative sanctions on such collaborators, which could adversely affect our business. Furthermore, certain health privacy laws, data breach notification laws, consumer protection laws, and genetic testing laws may apply directly to our operations and/or those of our collaborators and may impose restrictions on our collection, use, and dissemination of individuals' health information. Moreover, patients about whom we or our collaborators obtain information, as well as the providers who share this information with us, may have statutory or contractual rights that limit our ability to use and disclose the information. Claims that we have violated individuals' privacy rights or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.
If we or any collaborators fail to comply with applicable federal, state, or local regulatory requirements, we could be subject to a range of regulatory actions that could affect our or any collaborators' ability to commercialize our products and could harm or prevent sales of any affected products that we are able to commercialize, or could substantially increase the costs and expenses of commercializing and marketing our products. Any threatened or actual government enforcement action could also generate adverse publicity and require that we devote substantial resources that could otherwise be used in other aspects of our business.
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
We rely heavily on funding from Sanofi to support our target discovery and antibody research and development programs. Sanofi has committed to pay up to $160 million per year, or a total of $1.28 billion, between 2010 and 2017 to fund our efforts to identify and validate drug discovery targets and pre-clinically develop fully human monoclonal antibodies against such targets. Sanofi also initially funds almost all of the development expenses incurred by both companies in connection with the clinical development of antibodies that Sanofi elects to co-develop with us. We rely on Sanofi to fund these activities. In addition, with respect to those antibodies that Sanofi elects to co-develop with us, such as PRALUENT, sarilumab, and dupilumab, we rely on Sanofi to lead much of the clinical development efforts and assist with obtaining regulatory approval, particularly outside the United States. We also rely on Sanofi to lead the commercialization efforts to support all of the antibody products that are co-developed by Sanofi and us if they receive regulatory approval. If Sanofi does not elect to co-develop the antibodies that we discover or opts out of their development, unless we enter into a collaboration agreement with another party, we would be required to fund and oversee on our own the clinical trials, any regulatory responsibilities, and the ensuing commercialization efforts to support those antibody products. For example, Sanofi has elected not to continue co-development of fasinumab and REGN2222, and decided not to opt in to the REGN1154, REGN1193, REGN1500, and other programs. If Sanofi terminates the antibody collaboration or fails to comply with its payment obligations thereunder, our business, prospects, operating results, and financial condition would be materially harmed. We would be required to either expend substantially more resources than we have anticipated to support our research and development efforts, which could require us to seek additional funding that might not be available on favorable terms or at all, or materially cut back on such activities. Even though none of the antibodies from this collaboration may ever be successfully developed and commercialized, if Sanofi does not perform its obligations with respect to antibodies that it elects to co-develop, our ability to develop, manufacture, and commercialize these antibody product candidates will be significantly adversely affected.
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
We rely heavily on Bayer HealthCare to assist with the development, and the commercialization outside the United States, of EYLEA. Under our agreement with them, Bayer HealthCare is required to fund approximately half of the development expenses incurred by both companies in connection with the global EYLEA development program. As the EYLEA program continues, we will continue to rely on Bayer HealthCare to assist with funding the EYLEA development program, continue to lead the development of EYLEA outside the United States, obtain regulatory approval outside the United States, and provide all sales, marketing, and commercial support for the product outside the United States. In particular, Bayer HealthCare has responsibility for selling EYLEA outside the United States using its sales force and, in Japan, in cooperation with Santen Pharmaceuticals Co. Ltd. pursuant to a Co-Promotion and Distribution Agreement with Bayer HealthCare's Japanese affiliate. We cannot assure you that regulatory approvals will be received for EYLEA in additional indications outside the United States or that EYLEA will be successfully commercialized outside the United States. If Bayer HealthCare and, in Japan, Santen do not perform their obligations in a timely manner, or at all, our ability to develop, manufacture, and commercialize EYLEA outside the United States will be significantly adversely affected. Bayer HealthCare has the right to terminate its collaboration agreement with us at any time upon six or twelve months' advance notice, depending on the circumstances giving rise to termination. If Bayer HealthCare were to terminate its collaboration agreement with us, we would not have the resources or skills to replace those of our collaborator, which could require us to seek additional funding or another collaboration that might not be available on favorable terms or at all, and could cause significant delays in the development and/or commercialization of EYLEA outside the United States and result in substantial additional costs to us. We have limited commercial capabilities outside the United States and would have to develop or outsource these capabilities. Termination of the Bayer HealthCare collaboration agreement would create substantial new and additional risks to the successful development and commercialization of EYLEA, particularly outside the United States.
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
We are highly dependent on certain of our executive officers, other key members of our senior management team, and our Chairman. If we are not able to retain (or for any other reason lose the services of) any of these persons, our business may suffer. In particular, we depend on the services of P. Roy Vagelos, M.D., the Chairman of our board of directors; Leonard S. Schleifer, M.D., Ph.D., our President and Chief Executive Officer; George D. Yancopoulos, M.D., Ph.D., President, Regeneron Laboratories and our Chief Scientific Officer; and Neil Stahl, Ph.D., our Executive Vice President, Research and Development. As we continue to commercialize EYLEA and begin to commercialize other products assuming the receipt of required regulatory approvals, we are also highly dependent on the expertise and services of members of our senior management leading these commercialization efforts. There is intense competition in the biotechnology industry for qualified scientists and managerial personnel in the development, manufacture, and commercialization of drugs. We may not be able to continue to attract and retain the qualified personnel necessary to continue to advance our business and achieve our strategic objectives.

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
We expend substantial resources for research and development, including costs associated with clinical testing of our product candidates and new indications of our marketed products, the commercialization of products, and capital expenditures. We believe our existing capital resources, together with funds generated by current and anticipated EYLEA net product sales and funding we are entitled to receive under our collaboration agreements, will enable us to meet our anticipated operating needs for the foreseeable future. However, one or more of our collaboration agreements may terminate, our revenues may fall short of our projections or be delayed, or our expenses may increase, any of which could result in our capital being consumed significantly faster than anticipated. In addition, our expenses may increase for many reasons, including expenses in connection with the ongoing marketing of EYLEA and the anticipated commercial launches of our late-stage product candidates and new indications for our marketed products, manufacturing scale-up, expenses related to clinical trials testing of antibody product candidates we are developing on our own (without Sanofi), and expenses related to the requirement, following receipt of the first positive Phase 3 trial results for a co-developed drug candidate, for us to fund 20% of Phase 3 clinical trial costs for any of our antibody product candidates being developed in collaboration with Sanofi.
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
As of December 31, 2014, we had $648.7 million in cash and cash equivalents and $711.9 million in marketable securities (including $98.8 million in equity securities). Our investments consist primarily of fixed-income securities, including investment-grade corporate bonds. These fixed-income investments are subject to external factors that may adversely affect their market value or liquidity, such as interest rate, liquidity, market, and issuer credit risks, including actual or anticipated changes in credit ratings. The equity securities we hold may experience significant volatility and may decline in value or become worthless if the issuer experiences an adverse development. Furthermore, our equity investments could be subject to dilution (and decline in value) as a result of the issuance of additional equity interests. If any of our investments suffer market price declines that are other than temporary, their value could be impaired, which may have an adverse effect on our financial condition and operating results.
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

•	announcement of submission of an application for regulatory approval of one or more of our, or our competitors', product candidates or new indications for marketed products;

•	progress, delays, or results in clinical trials of our or our competitors' product candidates or new indications for marketed products;

•	announcement of technological innovations or product candidates by us or competitors;

•	claims by others that our products or technologies infringe their patents;

•	challenges by others to our patents in the European Patent Office and in the U.S. Patent and Trademark Office;

•	public concern as to the safety or effectiveness of any of our marketed products or product candidates or new indications for our marketed products;

•
pricing or reimbursement actions, decisions, or recommendations by government authorities, insurers, or other organizations (such as health maintenance organizations and pharmacy benefit management companies) affecting the coverage, reimbursement, or use of any of our marketed products or competitors' products;

•	our ability to raise additional capital as needed on favorable terms;

•	developments in our relationships with collaborators or key customers;

•	developments in the biotechnology industry or in government regulation of healthcare, including those relating to compounding;

•	large sales of our Common Stock by our executive officers, directors, or significant shareholders;

•	changes in tax rates, laws, or interpretation of tax laws;

•	arrivals and departures of key personnel;

•	general market conditions;

•	other factors identified in these "Risk Factors"; and

•	the perception by the investment community or our shareholders of any of the foregoing factors.

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
A small number of our shareholders beneficially own a substantial amount of our Common Stock. As of December 31, 2014, our five largest shareholders plus Dr. Schleifer, our Chief Executive Officer, beneficially owned approximately 48.7% of our outstanding shares of Common Stock, assuming, in the case of our Chief Executive Officer, the conversion of his Class A Stock into Common Stock and the exercise of all options held by him which are exercisable within 60 days of December 31, 2014. As of December 31, 2014, Sanofi beneficially owned 22,859,144 shares of our Common Stock, representing approximately 22.8% of the shares of Common Stock then outstanding. Under our January 2014 amended and restated investor agreement with Sanofi, Sanofi has three demand rights to require us to use all reasonable efforts to conduct a registered underwritten offering with respect to shares of our Common Stock held by Sanofi from time to time; however, shares of our Common Stock held by Sanofi from time to time may not be sold until the later of (i) December 20, 2020 and (ii) the expiration of our discovery and preclinical development agreement with Sanofi relating to our antibody collaboration (as amended) if the agreement is extended beyond December 20, 2020. These restrictions on dispositions are subject to earlier termination upon the occurrence of certain events, such as the consummation of a change-of-control transaction involving us or a dissolution or liquidation of our company. In February 2013, we received from Sanofi a notification under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 that it intends to acquire additional Common Stock through open market purchases and direct purchases from shareholders. In July 2014, Sanofi disclosed in an amendment to its Schedule 13D filed with the SEC its intention to purchase additional shares of our Common Stock to progressively increase its beneficial ownership in 2014 and 2015 up to the maximum allowed under the "standstill" provisions of our amended and restated investor agreement with Sanofi, or 30% of our Class A Stock and Common Stock (taken together). If Sanofi, our other significant shareholders, or we sell substantial amounts of our Common Stock in the public market, or there is a perception that such sales may occur, the market price of our Common Stock could fall. Sales of Common Stock by our significant shareholders, including Sanofi, also might make it more difficult for us to raise funds by selling equity or equity-related securities in the future at a time and price that we deem appropriate.
Our existing shareholders may be able to exert significant influence over matters requiring shareholder approval and over our management.
Holders of Class A Stock, who are generally the shareholders who purchased their stock from us before our initial public offering, are entitled to ten votes per share, while holders of Common Stock are entitled to one vote per share. As of December 31, 2014, holders of Class A Stock held 16.4% of the combined voting power of all shares of Common Stock and Class A Stock then outstanding. These shareholders, if acting together, would be in a position to significantly influence the election of our directors and the vote on certain corporate transactions that require majority or supermajority approval of the combined classes, including mergers and other business combinations. This may result in our taking corporate actions that other shareholders may not consider to be in their best interest and may affect the price of our Common Stock. As of December 31, 2014:

•
our current executive officers and directors beneficially owned 10.7% of our outstanding shares of Common Stock, assuming conversion of their Class A Stock into Common Stock and the exercise of all options held by such persons which are exercisable within 60 days of December 31, 2014, and 22.3% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by such persons which are exercisable within 60 days of December 31, 2014; and

•
our five largest shareholders plus Dr. Schleifer, our Chief Executive Officer, beneficially owned approximately 48.7% of our outstanding shares of Common Stock, assuming, in the case of our Chief Executive Officer, the conversion of his Class A Stock into Common Stock and the exercise of all options held by him which are exercisable within 60 days of

December 31, 2014. In addition, these five shareholders plus our Chief Executive Officer held approximately 54.3% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by our Chief Executive Officer which are exercisable within 60 days of December 31, 2014.
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
In addition, upon Sanofi reaching 20% ownership of our then outstanding shares of Class A Stock and Common Stock (taken together), we are required under the amended and restated investor agreement to appoint an individual agreed upon by us and Sanofi to our board of directors. Subject to certain exceptions, we are required to use our reasonable efforts (including recommending that our shareholders vote in favor) to cause the election of this designee at our annual shareholder meetings for so long as Sanofi maintains an equity interest in us that is the lower of (i) the highest percentage ownership Sanofi attains following its acquisition of 20% of our then outstanding shares of Class A Stock and Common Stock (taken together) and (ii) 25% of our then outstanding shares of Class A Stock and Common Stock (taken together). This designee is required to be "independent" of our company, as determined under NASDAQ rules, and not to be a current or former officer, director, employee, or paid consultant of Sanofi. In April 2014, Sanofi notified us that it had reached the 20% ownership threshold and designated Robert A. Ingram as its designee. On April 4, 2014, following recommendation of the Corporate Governance and Compliance Committee, the board of directors elected Mr. Ingram as a director and a member of the Compensation Committee. Mr. Ingram was subsequently elected as a Class I director at our 2014 Annual Shareholder Meeting for a term expiring at the 2016 Annual Shareholder Meeting.
The convertible note hedges and warrant transactions we entered into in connection with our convertible senior notes issuance may affect the trading price of our Common Stock.
In connection with our offering of our 1.875% convertible senior notes due October 1, 2016, we entered into convertible note hedge transactions with four financial institutions (the hedge counterparties), the purpose of which was to reduce the potential dilution to our Common Stock and/or offset potential cash payments in excess of the principal amount of the notes (as applicable) upon conversion of the notes. In the event that the hedge counterparties fail to deliver shares to us or potential cash payments (as applicable) as required under the convertible note hedge documents, we would not receive the benefit of such transactions. Separately, we also entered into warrant transactions with the hedge counterparties. The warrant transactions could separately have a dilutive effect from the issuance of Common Stock pursuant to the warrants. As of December 31, 2014, an aggregate principal amount of $169.4 million of the notes and 3,540,095 warrants (subject to adjustment from time to time as provided in the applicable warrant agreements) remained outstanding.
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

•
under the New York Business Corporation Law, in addition to certain restrictions which may apply to "business combinations" involving our company and an "interested shareholder", a plan of merger or consolidation of our company must be approved by two-thirds of the votes of all outstanding shares entitled to vote thereon. See the risk factor above captioned "Our existing shareholders may be able to exert significant influence over matters requiring shareholder approval and over our management."

Pursuant to the January 2014 amended and restated investor agreement between us and Sanofi, Sanofi is bound by certain "standstill" provisions, which contractually prohibit Sanofi from seeking to directly or indirectly exert control of our company or acquiring more than 30% of our Class A Stock and Common Stock (taken together). This prohibition will remain in place until the earliest of (i) the later of the fifth anniversaries of the expiration or earlier termination of our license and collaboration agreement with Sanofi relating to our antibody collaboration or our ZALTRAP collaboration agreement with Sanofi, each as amended; (ii) our announcement recommending acceptance by our shareholders of a tender offer or exchange offer that, if consummated, would constitute a change of control involving us; (iii) the public announcement of any definitive agreement providing for a change of control involving us; (iv) the date of any issuance of shares of Common Stock by us that would result in another party having more than 10% of the voting power of our then outstanding Class A Stock and Common Stock (taken together) unless such party enters into a standstill agreement containing certain terms substantially similar to the standstill obligations of Sanofi; or (v) other specified events, such as a liquidation or dissolution of our company.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We conduct our research, development, manufacturing, and administrative activities at our owned and leased facilities. Under our lease in Tarrytown, New York, as amended, we lease approximately 706,000 square feet of laboratory and office facilities. In April 2013, we executed an agreement related to approximately 360,000 square feet of space that we currently lease at our Tarrytown location, which extended the term of the lease from June 2024 to June 2029; the remaining space will expire in June 2024. The lease contains three renewal options to extend the term of the lease by five years each, as well as early termination options on approximately 323,000 square feet of space. The lease provides for monthly payments over its term and additional charges for utilities, taxes, and operating expenses.
In April 2013, we entered into a new lease agreement for approximately 297,000 square feet of additional new laboratory and office space to be constructed in two new buildings, which are expected to be completed in the second half of 2015, at our current Tarrytown, New York location. The initial term of the lease, which commenced during the second half of 2014, is approximately 15 years and contains three renewal options to extend the term of the lease by five years each. The lease provides for (i) monthly payments over its term, which will be based on the landlord's costs of construction and tenant allowances, and (ii) additional charges for utilities, taxes, and operating expenses.
The following table summarizes information regarding our current real property leases:

Location	Square Footage	Expiration	Current Monthly Base Rental Charges(1)	Renewal Option Available
Tarrytown, New York	706,000	June 2024 - June 2029	$2,375,000	Three 5-year terms
Tarrytown, New York(2)	297,000	June 2029	—	Three 5-year terms
(1) Excludes additional charges for utilities, real estate taxes, and operating expenses, as defined.
(2) As noted above, pursuant to a new lease agreement entered into in April 2013, there are two new buildings currently under construction. Rent payments on these buildings are expected to commence in the second half of 2015.
We own facilities in Rensselaer, New York, consisting of four buildings totaling approximately 490,000 square feet of research, manufacturing, office, and warehouse space, which includes approximately 65,000 square feet of additional manufacturing space for which construction was completed during 2014.
In May 2014, we entered into an agreement to acquire a 400,000 square foot manufacturing facility in Limerick, Ireland for $5.1 million. We are in process of renovating this facility to accommodate and support our growth, primarily in connection with expanding our manufacturing capacity to support our global supply chain.
In the future, we may lease, operate, purchase, or construct additional facilities in which to conduct expanded research and development and manufacturing activities and support commercial operations.

ITEM 3. LEGAL PROCEEDINGS
From time to time, we are a party to legal proceedings in the course of our business, including those described below. The outcome of any such proceedings, regardless of the merits, is inherently uncertain. For a description of risks relating to these and other legal proceedings we face, see Part I, Item 1A. "Risk Factors," including the discussion under the headings entitled "Risks Related to Intellectual Property and Market Exclusivity, " "Regulatory and Litigation Risks, " and "Risks Related to Our Common Stock."
Proceedings Relating to '287 Patent and '018 Patent
We are parties to patent infringement litigation involving our European Patent No. 1,360,287 (the '287 Patent) and our U.S. Patent No. 8,502,018 (the '018 Patent), both of which concern genetically altered mice capable of producing chimeric antibodies that are part human and part mouse. Chimeric antibody sequences can be used to produce high-affinity fully human monoclonal antibodies. In these proceedings (referred to below as '287 Patent Infringement Litigation and '018 Patent Infringement Litigation, respectively), we claim infringement of several claims of the '287 Patent and the '018 Patent (as applicable), and seek, among other types of relief, an injunction and an account of profits in connection with the defendants' infringing acts, which may include, among other things, the making, use, keeping, sale, or offer for sale of genetically engineered mice (or certain cells from which they are derived) that infringe one or more claims of the '287 Patent and the '018 Patent (as applicable).
On September 25, 2013, we commenced '287 Patent Infringement Litigation against Kymab Ltd, a company based in the United Kingdom, in the English High Court of Justice, Chancery Division, Patents Court, in London. On December 18, 2013, Kymab filed a defense to our lawsuit and counterclaimed alleging invalidity of the '287 Patent.
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
On March 11, 2014, we commenced '287 Patent Infringement Litigation and '018 Patent Infringement Litigation against Merus B.V., a company based in Utrecht, The Netherlands, in the District Court of The Hague and the United States District Court for the Southern District of New York, respectively. On November 21, 2014, the United States District Court for the Southern District of New York issued its Opinion and Order on Claim Construction in the '018 Patent Infringement Litigation, in which it effectively found that Merus did not infringe the '018 Patent and held the '018 Patent invalid. On December 19, 2014, we petitioned the court to enter a final judgment so that we could appeal the court’s ruling.
On March 11, 2014, we commenced '018 Patent Infringement Litigation against Ablexis, LLC, a Delaware corporation with a principal place of business in San Francisco, California, in the United States District Court for the Southern District of New York. On October 31, 2014, we and Ablexis reached a confidential settlement and filed a joint stipulation dismissing the action with prejudice.
Our '287 Patent is also the subject of opposition proceedings in the European Patent Office (EPO) initiated by Kymab and Merus in June 2013, alleging lack of novelty, lack of inventive step, and insufficiency. On September 17, 2014, following an oral hearing held to evaluate the validity of the '287 Patent, the Opposition Division of the EPO revoked the '287 Patent in its entirety on the grounds of lack of inventive step. We filed an appeal with the EPO on September 18, 2014, which had the effect of reinstating the '287 Patent.
Proceedings Relating to PCSK9 Antibody (PRALUENT)
On October 17, 2014 and October 28, 2014, Amgen Inc. filed complaints against Regeneron, Sanofi, Aventisub LLC (subsequently removed and replaced with Sanofi-Aventis U.S. LLC), and Aventis Pharmaceuticals, Inc. in the United States District Court for the District of Delaware seeking an injunction to prevent us and the other defendants from manufacturing, using, offering to sell, or selling within the United States (as well as importing into the United States) PRALUENT, the antibody to PCSK9 for LDL cholesterol reduction we are jointly developing with Sanofi. On November 11, 2014 and November 17, 2014, Amgen filed complaints against Regeneron, Sanofi, Sanofi-Aventis U.S. LLC, and Aventis Pharmaceuticals, Inc. in the same court seeking the same relief. Amgen asserts U.S. Patent Nos. 8,563,698, 8,829,165, and 8,859,741 in the first complaint, U.S. Patent Nos. 8,871,913 and 8,871,914 in the second complaint, U.S. Patent No. 8,883,983 in the third complaint, and U.S. Patent No. 8,889,834 in the fourth complaint. Amgen also seeks a judgment of patent infringement of the asserted patents, monetary damages (together with interest), costs and expenses of the lawsuits, and attorneys' fees. On December 15, 2014, all of the four proceedings were consolidated into a single case.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Registrant's Common Equity
Our Common Stock, par value $.001 per share, is quoted on The NASDAQ Global Select Market under the symbol "REGN." Our Class A Stock, par value $.001 per share, is not publicly quoted or traded.
The following table sets forth, for the periods indicated, the range of high and low sales prices for our Common Stock as reported by The NASDAQ Global Select Market:

	High	Low
2013
First Quarter	$185.78	$154.16
Second Quarter	283.99	177.12
Third Quarter	319.83	225.78
Fourth Quarter	319.50	257.69

2014
First Quarter	$352.49	$262.97
Second Quarter	320.00	269.50
Third Quarter	369.31	285.06
Fourth Quarter	437.64	320.06
As of February 5, 2015, there were 245 shareholders of record of our Common Stock and 34 shareholders of record of our Class A Stock.
We have never paid cash dividends on our Common Stock or Class A Stock and do not anticipate paying any in the foreseeable future.

STOCK PERFORMANCE GRAPH
Set forth below is a line graph comparing the cumulative total shareholder return on Regeneron's Common Stock with the cumulative total return of (i) The NQ US Benchmark Pharma TR Index, and (ii) Standard & Poor's 500 Stock Index (S&P 500) for the period from December 31, 2009 through December 31, 2014. The comparison assumes that $100 was invested on December 31, 2009 in our Common Stock and in both of the foregoing indices. All values assume reinvestment of the pre-tax value of dividends paid by companies included in these indices. The historical stock price performance of our Common Stock shown in the graph below is not necessarily indicative of future stock price performance.

	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
Regeneron	$100.00	$135.77	$229.24	$707.49	$1,138.30	$1,696.65
S&P 500	100.00	112.78	112.78	127.90	165.76	184.64
NQ US Pharma TR Index	100.00	102.60	120.54	137.81	186.98	227.77
This performance graph shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing of ours under the Securities Act of 1933, as amended, or the Securities Exchange Act, except as shall be expressly set forth by specific reference to such filing.
Issuance of Common Stock upon Conversion of Notes
In 2014, we settled the conversion of $220.6 million principal amount of our 1.875% convertible senior notes through the payment of $220.6 million in cash (equal to the principal amount of the converted notes) and issuance of 2,017,732 shares of our Common Stock to the holders of the notes surrendered for conversion. We issued and sold the notes in October 2011 in a private placement in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. In connection with this conversion, we exercised a proportionate amount of our convertible note hedges, as a result of which we received from our hedge counterparties 2,017,732 shares of our Common Stock.

Item 6. Selected Financial Data
The selected financial data set forth below for the years ended December 31, 2014, 2013, and 2012 and as of December 31, 2014 and 2013 are derived from and should be read in conjunction with our audited financial statements, including the notes thereto, included elsewhere in this report. The selected financial data for the years ended December 31, 2011 and 2010 and as of December 31, 2012, 2011, and 2010 are derived from our audited financial statements not included in this report.

	Year Ended December 31,
(In thousands, except per share data)	2014	2013	2012	2011	2010
Statement of Operations Data:
Revenues:
Net product sales	$1,750,762	$1,425,839	$858,093	$44,686	$25,254
Collaboration revenue	1,036,854	650,400	493,913	369,681	386,725
Technology licensing and other revenue	31,941	28,506	26,471	31,457	47,095
	2,819,557	2,104,745	1,378,477	445,824	459,074
Expenses:
Research and development	1,271,353	859,947	625,554	529,506	489,252
Selling, general, and administrative	504,755	329,415	210,755	117,261	65,201
Cost of goods sold	129,030	118,048	83,927	4,216	2,093
Cost of collaboration manufacturing	75,988	37,307	528	—	—
	1,981,126	1,344,717	920,764	650,983	556,546

Income (loss) from operations	838,431	760,028	457,713	(205,159)	(97,472)

Other income (expense)	(62,684)	(46,668)	(43,292)	(17,733)	(6,996)

Income (loss) before income taxes	775,747	713,360	414,421	(222,892)	(104,468)

Income tax (expense) benefit (1)	(427,673)	(288,998)	335,848	1,132	—

Net income (loss)	$348,074	$424,362	$750,269	$(221,760)	$(104,468)

Net income (loss) per share - basic	$3.46	$4.33	$7.92	$(2.45)	$(1.26)
Net income (loss) per share - diluted	$3.07	$3.81	$6.75	$(2.45)	$(1.26)

	As of December 31,
(In thousands)	2014	2013	2012	2011	2010
Balance Sheet Data:
Unrestricted and restricted cash, cash equivalents, and marketable securities (current and non-current)	$1,360,634	$1,083,875	$587,511	$810,550	$626,939
Total assets	3,871,827	2,951,013	2,080,490	1,323,583	1,089,432
Convertible senior notes (current and non-current)	146,773	320,315	296,518	275,019	—
Facility lease obligations (current and non-current)	312,291	185,197	160,810	160,514	160,030
Capital lease obligations (current and non-current)	—	126	1,309	2,506	2,829
Stockholders' equity	2,542,325	1,952,076	1,245,385	485,732	527,815

(1) Income tax benefit for the year ended December 31, 2012 was primarily attributable to the release of substantially all of the valuation allowance against our deferred tax assets, as described below under Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations."

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report.
Overview
We are a fully integrated biopharmaceutical company that discovers, invents, develops, manufactures, and commercializes medicines for the treatment of serious medical conditions. We commercialize medicines for eye diseases, colorectal cancer, and a rare inflammatory condition and have product candidates in development in other areas of high unmet medical need, including hypercholesterolemia, oncology, RA, asthma, and atopic dermatitis.
Our total revenues were $2,819.6 million in 2014, compared to $2,104.7 million in 2013 and $1,378.5 million in 2012. Our net income was $348.1 million, or $3.07 per diluted share, in 2014, compared to $424.4 million, or $3.81 per diluted share, in 2013, and $750.3 million, or $6.75 per diluted share, in 2012. Net income in 2012 included an income tax benefit of $335.8 million, primarily attributable to the release of substantially all of the valuation allowance against our deferred tax assets. Refer to "Results of Operations" below for further details of our financial results.
We currently have three marketed products:

•
EYLEA (aflibercept) Injection. We commenced sales of EYLEA for the treatment of wet AMD in November 2011, for the treatment of macular edema following CRVO in September 2012, and for the treatment of DME in July 2014, following receipt of regulatory approval in the United States. In addition, in October 2014, the FDA approved EYLEA for the treatment of macular edema following RVO, which includes macular edema following BRVO. Bayer HealthCare commenced sales of EYLEA for the treatment of wet AMD in the fourth quarter of 2012 and for the treatment of macular edema secondary to CRVO in the fourth quarter of 2013 following receipt of regulatory approvals outside the United States. In addition, Bayer HealthCare commenced sales of EYLEA for the treatment of visual impairment due to DME in the third quarter of 2014 following receipt of regulatory approval in the EU. In September 2014, the Japanese MHLW approved EYLEA for mCNV. Bayer HealthCare has additional regulatory applications for EYLEA for the treatment of wet AMD, macular edema secondary to CRVO, and DME pending in other countries. In addition, Bayer HealthCare has submitted applications to the EMA and MHLW seeking marketing authorization in the EU and Japan, respectively, for EYLEA for the treatment of macular edema following BRVO.

In September 2014, based on data from the VIVID-DME and VISTA-DME trials, the FDA granted EYLEA Breakthrough Therapy designation for the treatment of diabetic retinopathy in patients with DME. In November 2014, the FDA accepted for priority review the sBLA for EYLEA for the treatment of diabetic retinopathy in patients with DME, with a target action date of March 30, 2015.
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
Net product sales of EYLEA in the United States were $1,736.4 million in 2014, $1,408.7 million in 2013, and $837.9 million in 2012. Bayer HealthCare records revenue from sales of EYLEA outside the United States. EYLEA net product sales outside of the United States were $1,038.5 million in 2014, $472.1 million in 2013, and $19.0 million in 2012.

•
ZALTRAP (ziv-aflibercept) Injection for Intravenous Infusion. We and Sanofi globally collaborate on the development and commercialization of ZALTRAP, and share profits and losses from commercialization of ZALTRAP, except for Japan, where we are entitled to receive a percentage of the sales of ZALTRAP. ZALTRAP net product sales, which are recorded by Sanofi, commenced in the United States in August 2012 and in Europe in the first quarter of 2013, and were $91.4 million in 2014, $70.2 million in 2013, and $31.7 million in 2012. Regulatory applications for marketing authorization of ZALTRAP for the treatment of previously treated mCRC patients in other countries have also been submitted and are currently under review by the respective regulatory agencies.

•
ARCALYST (rilonacept) Injection for Subcutaneous Use. ARCALYST is available in the United States for the treatment of CAPS in adults and children 12 years and older. CAPS are a group of rare, inherited, auto-inflammatory conditions characterized by life-long, recurrent symptoms of rash, fever/chills, joint pain, eye redness/pain, and fatigue. Intermittent, disruptive exacerbations or flares can be triggered at any time by exposure to cooling temperatures, stress, exercise, or other unknown stimuli. Net product sales of ARCALYST were $14.4 million in 2014, $17.1 million in 2013, and $20.2 million in 2012.
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
We have 17 product candidates in clinical development, all of which were discovered in our research laboratories. These consist of two Trap-based clinical programs and 15 fully human monoclonal antibody product candidates, as summarized below. Each of the antibodies in the table below was generated using our VelocImmune technology.

Trap-based Clinical Programs
EYLEA
In Phase 3 clinical development for the treatment of wet AMD (Asia) and DME (Asia) in collaboration with Bayer HealthCare. As described below, EYLEA is also being studied in combination with (i) an antibody to PDGFR-beta, and (ii) an antibody to Ang2.

ZALTRAP
In Phase 3 clinical development in metastatic colorectal cancer in the Asia-Pacific region (in collaboration with Sanofi).
Antibody-based Clinical Programs in Collaboration with Sanofi
PRALUENT
Antibody to PCSK9. In Phase 3 clinical development for LDL cholesterol reduction and for the prevention of cardiovascular events.
Sarilumab (REGN88)
Antibody to IL-6R. In clinical development in rheumatoid arthritis (Phase 3) and non-infectious uveitis (Phase 2).
Dupilumab (REGN668)
Antibody to the IL-4R alpha subunit. In clinical development in atopic dermatitis (Phase 3), asthma (Phase 2b), CSwNP (Phase 2), and EoE (Phase 2).
REGN1033
Antibody to GDF8. In Phase 2 clinical development in skeletal muscle disorders.
REGN2222
Antibody against RSV. Phase 1 clinical study initiated in the second quarter of 2014. In the fourth quarter of 2014, Sanofi provided notice to Regeneron that it had elected not to continue co-development of REGN2222 effective December 2015, and will be entitled to receive royalties on any future sales of the product candidate.

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
REGN2810
Antibody to PD-1. Phase 1 clinical study initiated in the first quarter of 2015 in oncology.
Fasinumab (REGN475)*
Antibody to NGF. In development for the treatment of pain; currently on partial clinical hold by the FDA limiting duration of trials in osteoarthritis to 16 weeks.

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

Development of REGN2009, which was an antibody in Phase 1 clinical development against an undisclosed target, was discontinued in the second quarter of 2014. In addition, nesvacumab (REGN910), an antibody to Ang2, and enoticumab (REGN421), an antibody to Delta-like ligand-4 (Dll4), both of which were previously in Phase 1 studies in oncology, are no longer in clinical development.

The planning, execution, and results of our clinical programs are significant factors that can affect our operating and financial results. In our clinical programs, key events in 2014 and 2015 to date were, and plans for the remainder of 2015 are, as follows:
Trap-based Clinical Programs:

	2014 and 2015 Events to Date		2015 Plans
EYLEA
•
Bayer HealthCare received regulatory approval for EYLEA in certain countries for the treatment of patients with wet AMD and macular edema secondary to CRVO, and continued to pursue regulatory applications for marketing approval in additional countries
		•	Bayer HealthCare to file for additional ex-US regulatory approvals in DME, macular edema following BRVO, and mCNV
		•	Regulatory agency decisions on applications outside the United States for various indications
•	Bayer HealthCare opted-in to the global development and commercialization outside the United States for the treatment of macular edema following BRVO	•	FDA decision on sBLA for diabetic retinopathy in patients with DME

•	Reported positive two-year results from the Phase 3 VISTA-DME and VIVID-DME studies
•	Bayer HealthCare reported positive results from the VIVID-Japan study
•	Received positive week 52 results from the Phase 3 BRVO VIBRANT study
•	Reported positive results from the Phase 3 SIGHT study in wet AMD in China
•	Bayer HealthCare submitted regulatory applications seeking marketing authorization in the EU and Japan for EYLEA for the treatment of macular edema following BRVO
•	FDA approved EYLEA for the treatment of DME
•	Bayer HealthCare received regulatory approval for EYLEA in the EU for the treatment of visual impairment due to DME
•	Received Breakthrough Therapy Designation from the FDA for the treatment of diabetic retinopathy in patients with DME
•	Bayer HealthCare received regulatory approval for mCNV and DME in Japan
•	FDA approved EYLEA for the treatment of macular edema following RVO (including macular edema following BRVO)
•	FDA accepted for priority review sBLA for diabetic retinopathy in patients with DME
•	Bayer HealthCare submitted application in China for regulatory approval for the treatment of wet AMD
•	CHMP recommended EYLEA for approval for the treatment of macular edema secondary to BRVO
ZALTRAP
•	Sanofi received regulatory approval in additional countries for ZALTRAP for patients with mCRC that is resistant to or has progressed following an oxaliplatin-containing regimen	•	Regulatory agency decisions outside the United States on additional applications for ZALTRAP in the treatment of previously treated mCRC patients

 Antibody-based Clinical Programs:

		2014 and 2015 Events to Date		2015 Plans
PRALUENT (PCSK9 Antibody)	•	Initiated Phase 3 ODYSSEY CHOICE II trial	•	Continue enrollment of Phase 3 ODYSSEY OUTCOMES trial
	•	Initiated Phase 3 program in Japan	•	Report results from additional Phase 3 ODYSSEY trials
	•	Reported positive top-line results from nine Phase 3 ODYSSEY studies	•	File for additional regulatory approvals outside the United States
	•	Detailed positive results from four Phase 3 ODYSSEY trials presented at the ESC Congress 2014	•	FDA decision on U.S. regulatory application
	•	BLA accepted for priority review in the United States
	•	Regulatory application accepted for review by the EMA
	•	Reported positive topline results from ODYSSEY CHOICE I and CHOICE II trials
Sarilumab (IL-6R Antibody)	•	Obtained positive results from Phase 1b RA trial in Japan	•	Continue enrollment in Phase 3 SARIL-RA program
	•	Positive results from Phase 3 SARIL-RA-MOBILITY trial presented at EULAR and ACR conferences	•	Complete patient enrollment in SARIL-NIU-SATURN Phase 2 study in non-infectious uveitis
	•	SARIL-RA-COMPARE Phase 3 study discontinued	•	Report results from additional Phase 3 trials
	•	Initiated additional clinical studies, including Phase 3 MONARCH study (head-to-head monotherapy study against adalimumab)	•	Submit for regulatory approval in the United States
	•	Completed patient enrollment in SARIL-RA-TARGET, SARIL-RA-ASCERTAIN, SARIL-RA-ONE and SARIL-RA-EASY trials
Dupilumab (IL-4R Antibody)	•	Reported positive Phase 2a data in atopic dermatitis	•	Continue enrollment in LIBERTY AD Phase 3 studies in atopic dermatitis
	•	Reported positive Phase 2b data in atopic dermatitis	•	Initiate Phase 3 studies in asthma and CSwNP
	•	Reported positive Phase 2 data in CSwNP
	•	Initiated LIBERTY AD Phase 3 studies in atopic dermatitis
	•	Reported positive Phase 2b data in asthma
	•	Received Breakthrough Therapy designation from the FDA for the treatment of adults with moderate-to-severe atopic dermatitis
	•	Initiated Phase 2 study in EoE
REGN1033 (GDF8 Antibody)	•	Completed patient enrollment in Phase 1 and Phase 2a studies	•	Report Phase 2a proof-of-concept data
REGN1908-1909 (target not disclosed)	•	Completed patient enrollment of First in Human study	•	Continue patient enrollment in Phase 2 study
	•	Initiated Phase 2 study
REGN1400 (ErbB3 Antibody)	•	Completed patient enrollment in Phase 1 study	•	Determine future development plan
REGN1154 (target not disclosed)			•	Determine future development plan

Antibody-based Clinical Programs (continued):
		2014 and 2015 Events to Date		2015 Plans
REGN1500 (Angptl-3 Antibody)	•	Continued patient enrollment in Phase 1 study	•	Complete patient enrollment in Phase 1 study
	•	On partial clinical hold by the FDA	•	Initiate Phase 2 study
REGN1193 (target not disclosed)	•	Continued patient enrollment in Phase 1 study	•	Continue patient enrollment in Phase 1 study
REGN2176-3 (PDGFR-beta Antibody in combination with EYLEA)	•	Initiated Phase 1 study	•	Initiate Phase 2 study
	•	Completed patient enrollment of Phase 1 study
	•	Received Breakthrough Therapy designation from the FDA for the treatment of patients with wet AMD
REGN2222 (RSV)	•	Initiated Phase 1 study	•	Complete patient enrollment in Phase 1 study
	•	Sanofi provided notice that it had elected not to continue co-development effective December 2015	•	Initiate Phase 3 study
REGN1979 (CD20 and CD3 Antibody)	•	Initiated Phase 1 study	•	Continue patient enrollment in Phase 1 study
REGN910-3 (Ang2 Antibody co-formulated with EYLEA)	•	Initiated Phase 1 study	•	Continue patient enrollment in Phase 1 study
REGN2810 (PD-1 Antibody)	•	Initiated Phase 1 study	•	Continue patient enrollment in Phase 1 study
Fasinumab (NGF Antibody)	•	On partial clinical hold by the FDA	•	Re-enter clinical development

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
Revenue from product sales is recorded net of applicable provisions for rebates and chargebacks under governmental programs, such as Medicaid and Veterans' Administration (VA), distribution-related fees, prompt pay discounts, and other sales-related deductions. We estimate reductions to product sales based upon contracts with customers and government agencies, statutorily-defined discounts applicable to government-funded programs, historical experience, estimated payer mix, inventory levels in the distribution channel, shelf life of the product, and other relevant factors. Calculating these provisions involves estimates and judgments. We review our estimates of rebates, chargebacks, and other applicable provisions each period and record any necessary adjustments in the current period's net product sales. The following table summarizes the provisions, and credits/payments, for sales-related deductions.

(In millions)	Rebates & Chargebacks	Distribution- Related Fees	Other Sales- Related Deductions	Total
Balance as of December 31, 2011	$0.6	$1.5	$0.2	$2.3
Provision related to current period sales	14.2	45.0	3.0	62.2
Credits/payments	(11.8)	(31.2)	(2.7)	(45.7)
Balance as of December 31, 2012	3.0	15.3	0.5	18.8
Provision related to current period sales	25.9	63.0	1.0	89.9
Credits/payments	(24.5)	(58.6)	(1.0)	(84.1)
Balance as of December 31, 2013	4.4	19.7	0.5	24.6
Provision related to current period sales	33.1	77.2	1.6	111.9
Credits/payments	(34.4)	(75.7)	(1.6)	(111.7)
Balance as of December 31, 2014	$3.1	$21.2	$0.5	$24.8
Collaboration Revenue
We earn collaboration revenue in connection with collaboration agreements to develop and commercialize product candidates and utilize our technology platforms. These arrangements may require us to deliver various rights, services, and/or goods across the entire life cycle of a product or product candidate. The terms of these agreements typically include that consideration be provided to us in the form of non-refundable up-front licensing payments, research progress (milestone) payments, payments for development and commercialization activities, and sharing of profits or losses arising from the commercialization of products. In arrangements involving multiple deliverables, we must determine whether each deliverable qualifies as a separate unit of accounting, whether the deliverables have value to the collaborator on a standalone basis, and how the consideration should be allocated to each separate unit of accounting based on the relative selling price of each deliverable. Payments which are based on achieving a specific substantive performance milestone, involving a degree of risk, are recognized as revenue when the milestone is achieved and the related payment is due and non-refundable, provided there is no future service obligation associated with that milestone. In determining whether a payment is deemed to be a substantive performance milestone, we take into consideration (i) the enhancement in value to the related development product candidate, (ii) our performance and the relative level of effort required to achieve the milestone, (iii) whether the milestone relates solely to past performance, and (iv) whether the milestone payment is considered reasonable relative to all of the deliverables and payment terms. Payments for achieving milestones which are not considered substantive are deferred and recognized over the related performance period.
In connection with non-refundable licensing payments, our performance period estimates are principally based on projections of the scope, progress, and results of our research and development activities. Due to the variability in the scope of activities and length of time necessary to develop a drug product, changes to development plans as programs progress, and uncertainty in the ultimate requirements to obtain governmental approval for commercialization, revisions to performance period estimates are likely to occur periodically, and could result in material changes to the amount of revenue recognized each year in the future. In addition, our estimated performance periods may change if development programs encounter delays, or we and our collaborators decide to expand or contract our clinical plans for a drug candidate in various disease indications.
When we are entitled to reimbursement of all or a portion of the research and development expenses that we incur under a collaboration, we record those reimbursable amounts as collaboration revenue proportionately as we recognize our expenses. If the collaboration is a cost-sharing arrangement in which both we and our collaborator perform development work and share costs, we also recognize, as additional research and development expense in the period when our collaborator incurs development expenses, the portion of the collaborator's development expenses that we are obligated to reimburse.
Under our collaboration agreements, product sales and cost of sales for products which are currently approved are recorded by our collaborators. We share in any profits or losses arising from the commercialization of such products. Our collaborator provides us with our estimated share of the profits or losses from commercialization of such products for the most recent fiscal quarter. Our collaborators' estimates of profits or losses for such quarter are reconciled to actual profits or losses in the subsequent fiscal quarter, and our share of the profit or loss is adjusted accordingly, as necessary.

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
In addition, we have granted performance-based stock option awards which vest based upon the optionee satisfying certain performance and service conditions as defined in the agreements. Potential compensation cost, measured on the grant date, related to these performance options will be recognized only if, and when, we estimate that these options will vest, which is based on whether we consider the options' performance conditions to be probable of attainment. Our estimates of the number of performance-based options that will vest will be revised, if necessary, in subsequent periods. Changes in these estimates may materially affect the amount of stock-based compensation that we recognize in future periods related to performance-based options. There were no performance-based options that were unvested as of December 31, 2014.

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
Uncertain tax positions are accounted for in accordance with Financial Accounting Standards Board (FASB) authoritative guidance, which prescribes a comprehensive model for the manner in which a company should recognize, measure, present, and disclose in its financial statements all material uncertain tax positions that the company has taken or expects to take on a tax return. Those positions, for which management's assessment is that there is more than a 50% probability of sustaining the position upon challenge by a taxing authority based upon its technical merits, are subjected to certain measurement criteria.
Inventories
We capitalize inventory costs associated with our products prior to regulatory approval when, based on management's judgment, future commercialization is considered probable and the future economic benefit is expected to be realized; otherwise, such costs are expensed as research and development. The determination to capitalize inventory costs is based on various factors, including status and expectations of the regulatory approval process, any known safety or efficacy concerns, potential labeling restrictions, and any other impediments to obtaining regulatory approval.
We periodically analyze our inventory levels to identify inventory that may expire prior to expected sale or has a cost basis in excess of its estimated realizable value, and write-down such inventories as appropriate. In addition, our products are subject to strict quality control and monitoring which we perform throughout the manufacturing process. If certain batches or units of product no longer meet quality specifications or become obsolete due to expiration, we record a charge to cost of goods sold to write down such unmarketable inventory to its estimated realizable value. In 2014, 2013, and 2012, cost of goods sold included inventory write-downs and reserves totaling $6.0 million, $9.1 million, and $17.0 million, respectively.

Results of Operations
Years Ended December 31, 2014 and 2013
Net Income
Net income in 2014 and 2013 consists of the following:

(In millions)	2014	2013
Revenues	$2,819.6	$2,104.7
Operating expenses	(1,981.1)	(1,344.7)
Other income (expense)	(62.7)	(46.6)
Income before income taxes	775.8	713.4
Income tax expense	(427.7)	(289.0)
Net income	$348.1	$424.4
Revenues
Revenues in 2014 and 2013 consist of the following:

(In millions)	2014	2013
Net product sales	$1,750.8	$1,425.8
Collaboration revenue:
Sanofi	541.3	430.1
Bayer HealthCare	495.6	220.3
Total collaboration revenue	1,036.9	650.4
Technology licensing and other revenue	31.9	28.5
Total revenue	$2,819.6	$2,104.7
Net Product Sales
Net product sales consist of U.S. sales of EYLEA and ARCALYST. We received marketing approval from the FDA for EYLEA for the treatment of wet AMD in November 2011, for the treatment of macular edema following CRVO in September 2012, and for the treatment of DME in July 2014. In 2014, EYLEA net product sales increased to $1,736.4 million from $1,408.7 million in 2013 due to higher sales volume. In 2014, ARCALYST net product sales were $14.4 million compared to $17.1 million in 2013.

Sanofi Collaboration Revenue
Sanofi collaboration revenue, as detailed below, consisted primarily of reimbursement for research and development expenses that we incurred, partly offset by sharing of pre-launch commercialization expenses, in connection with the companies' antibody collaboration. In addition, Sanofi collaboration revenue in 2013 was reduced by two $10.0 million up-front payments to Sanofi in connection with our acquisition from Sanofi of full exclusive rights to two families of novel antibodies, as described below.

Sanofi Collaboration Revenue	Year Ended December 31,
(In millions)	2014	2013
ZALTRAP:
Regeneron's share of losses in connection with commercialization of ZALTRAP	$(4.7)	$(30.8)
Reimbursement of Regeneron research and development expenses	4.8	5.6
Other	5.1	9.7
Total ZALTRAP	5.2	(15.5)
Antibody:
Reimbursement of Regeneron research and development expenses	547.8	453.5
Reimbursement of Regeneron commercialization-related expenses	19.5	1.9
Regeneron's share of losses in connection with commercialization of antibodies	(41.4)	—
Up-front payments to Sanofi for acquisition of rights related to two antibodies	—	(20.0)
Other	10.2	10.2
Total Antibody	536.1	445.6
Total Sanofi collaboration revenue	$541.3	$430.1
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

Regeneron's share of losses in connection with commercialization of ZALTRAP	Year Ended December 31,
(In millions)	2014	2013
Net product sales recorded by Sanofi	$91.4	$70.2
Regeneron's share of collaboration losses	(4.7)	(30.8)
Our share of the loss in 2014 and 2013 represents our share of the costs of launching and commercializing ZALTRAP, partly offset by net product sales.
In 2014, Sanofi's reimbursement of our antibody research and development expenses consisted of $160.0 million under our discovery agreement and $387.8 million under our license agreement, compared to $160.0 million and $293.5 million, respectively, in 2013. Under the amended discovery agreement, Sanofi agreed to fund up to $160.0 million per year of our antibody discovery activities. The higher reimbursement of development costs in 2014 compared to 2013 was primarily due to increased development activities for dupilumab, PRALUENT and certain other, earlier-stage antibody product candidates.
Reimbursement of Regeneron commercialization-related expenses represents reimbursement of internal and external costs in connection with preparing to commercialize antibody product candidates. These revenues increased in 2014 compared to 2013 primarily due to higher commercialization activities related to PRALUENT.

During 2014, we and Sanofi began sharing pre-launch commercialization expenses related to PRALUENT and sarilumab in accordance with the companies' antibody collaboration agreement. As a result, we began recording our share of losses in connection with commercialization of antibodies.
In 2013, we acquired from Sanofi full exclusive rights to two families of novel antibodies invented at Regeneron and previously included in our antibody collaboration with Sanofi. In connection with acquiring from Sanofi full exclusive rights to (i) antibodies targeting the PDGF family of receptors and ligands in opthalmology and all other indications and (ii) antibodies targeting the Ang2 receptor and ligand in ophthalmology, we made two $10.0 million up-front payments to Sanofi.
Other Sanofi antibody revenue includes recognition of deferred revenue from an $85.0 million up-front payment and other payments. As of December 31, 2014, $54.0 million of the up-front and other payments was deferred and will be recognized as revenue in future periods.
Bayer HealthCare Collaboration Revenue
The collaboration revenue we earned from Bayer HealthCare, as detailed below, primarily consisted of recognition of our share of profits in connection with commercialization of EYLEA outside the United States, and recognition of sales and substantive development milestones achieved.

Bayer HealthCare Collaboration Revenue	Year Ended December 31,
(In millions)	2014	2013
EYLEA:
Regeneron's net profit in connection with commercialization of EYLEA outside the United States	$301.3	$101.5
Sales and substantive development milestones	105.0	70.0
Cost-sharing of Regeneron EYLEA development expenses	23.4	20.9
Other	52.4	27.9
Total EYLEA	482.1	220.3
PDGFR-beta antibody:
Cost-sharing of REGN2176-3 development expenses	2.9	—
Other	10.6	—
Total PDGFR-beta	13.5	—
Total Bayer HealthCare collaboration revenue	$495.6	$220.3
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

Regeneron's Net Profit from EYLEA Sales Outside the United States	Year Ended December 31,
(In millions)	2014	2013
Net product sales outside the United States	$1,038.5	$472.1
Regeneron's share of collaboration profit from sales outside the United States	358.3	159.1
Reimbursement of EYLEA development expenses incurred by Bayer HealthCare in accordance with Regeneron's payment obligation	(57.0)	(57.6)
Regeneron's net profit in connection with commercialization of EYLEA outside the United States	$301.3	$101.5

Bayer HealthCare records revenue from sales of EYLEA outside the United States. In 2014 and 2013, our share of the profit we earned from commercialization of EYLEA outside the United States was partly offset by our contractual obligation to reimburse Bayer HealthCare for a portion of the agreed-upon development expenses previously incurred by Bayer HealthCare.
In 2014, we earned, and recorded as revenue, six $15.0 million sales milestones from Bayer HealthCare upon total aggregate net sales of EYLEA outside the United States exceeding $500 million, $600 million, $700 million, $800 million, $900 million, and $1 billion, respectively, over a twelve-month period. Additionally, in 2014, we earned a $15.0 million sales milestone from Bayer HealthCare upon total aggregate net sales of specific commercial supplies of EYLEA outside the United States exceeding $100 million over a twelve-month period. In 2013, we earned $15.0 million and $10.0 million substantive development milestones from Bayer HealthCare upon receipt of marketing and pricing approval, respectively, outside the United States for EYLEA for the treatment of macular edema secondary to CRVO. In addition, we earned, and recorded as revenue in 2013, three $15.0 million sales milestones from Bayer HealthCare upon total aggregate net sales of EYLEA outside the United States exceeding $200 million, $300 million, and $400 million, respectively, over a twelve-month period.
Cost-sharing of our global EYLEA development expenses with Bayer HealthCare increased slightly in 2014 compared to 2013. In January 2014, Bayer HealthCare decided to participate in the global development and commercialization of EYLEA outside the United States for the treatment of macular edema following BRVO. In connection with this decision, Bayer HealthCare reimbursed us $15.7 million for a defined share of the EYLEA global development costs that we had incurred prior to February 2014 for the BRVO indication, which was recognized as Bayer HealthCare collaboration revenue in the first quarter of 2014. In addition, all future agreed upon global EYLEA development expenses incurred in connection with BRVO are being shared equally, and any future profits or losses on sales of EYLEA outside of the United States for the treatment of macular edema following BRVO will also be shared. This 2014 increase was partly offset by the winding down of various EYLEA development activities.
Other EYLEA revenue increased principally due to higher reimbursement of other Regeneron EYLEA expenses, primarily related to Bayer HealthCare's share of royalties payable to Genentech which commenced in May 2013 pursuant to the license and settlement agreement as described below under "Liquidity and Capital Resources - License and Settlement Agreements with Genentech - EYLEA", in connection with sales of EYLEA outside the United States. Other EYLEA revenue also includes recognition of deferred revenue related to EYLEA up-front and 2007 non-substantive milestone payments from Bayer HealthCare. As of December 31, 2014, $13.8 million of the EYLEA up-front and 2007 milestone payments was deferred and will be recognized ratably as revenue in future periods.
Cost-sharing of REGN2176-3 development expenses with Bayer HealthCare commenced in the first quarter of 2014 following the execution of the companies' PDGFR-beta antibody collaboration agreement as described above under "Liquidity and Capital Resources - Collaborations with Bayer HealthCare - PDGFR-beta antibody outside the United States." Other PDGFR-beta antibody revenue consists of recognition of deferred revenue related to the PDGFR-beta up-front payment and non-substantive milestones received in the first quarter of 2014. As of December 31, 2014, $19.9 million of the PDGFR-beta up-front and 2014 milestone payments was deferred and will be recognized ratably as revenue in future periods.
Technology Licensing and Other Revenue
In connection with the amendment and extension of our VelocImmune license agreement with Astellas, in August 2010, we received a $165.0 million up-front payment, which was deferred upon receipt and is being recognized as revenue ratably over a seven-year period beginning in June 2011. In both 2014 and 2013, we recognized $23.6 million of technology licensing and other revenue related to this agreement. As of December 31, 2014, $81.0 million of the August 2010 technology licensing payment received from Astellas was deferred and will be recognized as revenue in future periods.
Under a June 2009 agreement with Novartis, we receive royalties on worldwide sales of Novartis' Ilaris (canakinumab). In 2014 and 2013, technology licensing and other revenue included $7.9 million and $4.8 million, respectively, of royalties from Novartis.
Expenses
Total operating expenses increased to $1,981.1 million in 2014 from $1,344.7 million in 2013. Our average headcount in 2014 increased to 2,629 from 2,153 in 2013, principally in connection with expanding our research and development, and commercialization activities.
Operating expenses in 2014 and 2013 included a total of $307.2 million and $198.4 million, respectively, of non-cash compensation expense related to employee stock option and restricted stock awards (Non-cash Compensation Expense). The increase in total Non-cash Compensation Expense in 2014 was primarily attributable to the higher fair market value of our Common Stock on the date of our annual employee option grants made in December 2013 compared to recent prior years. As of December 31, 2014, unrecognized Non-cash Compensation Expense related to outstanding stock options was $706.0 million and unvested restricted stock awards was $34.5 million. We expect to recognize this Non-cash Compensation Expense over weighted-average periods of 1.9 years and 2.8 years, respectively.
Research and Development Expenses
Research and development expenses increased to $1,271.4 million in 2014 from $859.9 million in 2013. The following table summarizes the major categories of our research and development expenses in 2014 and 2013:

Research and Development Expenses*	Year Ended December 31,		Increase
(In millions)	2014	2013	(Decrease)
Payroll and benefits (1)	$401.6	$290.7	$110.9
Clinical trial expenses	203.0	139.5	63.5
Clinical manufacturing costs (2)	284.8	237.3	47.5
Research and other development costs	137.2	73.1	64.1
Occupancy and other operating costs	116.5	86.4	30.1
Cost-sharing of Bayer HealthCare and Sanofi development expenses (3)	128.3	32.9	95.4
Total research and development expenses	$1,271.4	$859.9	$411.5
* Certain prior year amounts have been reclassified to conform to the current year's presentation.
(1) Includes Non-cash Compensation Expense of $157.1 million in 2014 and $101.9 million in 2013.
(2) Represents the full cost of manufacturing drug for use in research, preclinical development, and clinical trials, as well as pre-launch commercial supplies which were not capitalized as inventory. Includes related payroll and benefits, Non-cash Compensation Expense, manufacturing materials and supplies, drug filling, packaging, and labeling costs, depreciation, and occupancy costs of our Rensselaer, New York manufacturing facility. Also includes Non-cash Compensation Expense of $27.2 million in 2014 and $14.6 million in 2013.
(3) Under our collaborations with Bayer HealthCare and Sanofi, in periods when Bayer HealthCare or Sanofi incurs certain development expenses, we also recognize, as additional research and development expense, the portion of our collaborators' development expenses that we are obligated to reimburse. Our collaborators provide us with estimated development expenses for the most recent fiscal quarter. Bayer HealthCare and Sanofi's estimates are reconciled to their actual expenses for such quarter in the subsequent fiscal quarter, and our portion of our collaborators' development expenses that we are obligated to reimburse is adjusted accordingly.
Payroll and benefits increased principally due to the increase in employee headcount and Non-cash Compensation Expense, as described above. Clinical trial expenses increased due primarily to additional costs for clinical studies of dupilumab and REGN1033, partly offset by lower EYLEA-related costs. Clinical manufacturing costs increased primarily due to additional costs related to manufacturing drug supplies of PRALUENT. Research and other development costs increased primarily due to our 50% share ($33.8 million) of the cost of purchasing an FDA priority review voucher in 2014, as described above under Item 1. "Business - Late-Stage Antibody-based Clinical Programs - PRALUENT (PCSK9 Antibody) for LDL cholesterol reduction" and two $5.0 million development milestone payments we made to Sanofi in 2014 in connection with our acquisition from Sanofi of full exclusive rights to antibodies targeting the PDGF family of receptors in May 2013. Occupancy and other operating costs increased principally in connection with our higher headcount, expanded research and development activities, and higher information technology and facility-related costs at our Tarrytown and Rensselaer, New York sites. Cost-sharing of Bayer HealthCare and Sanofi development expenses increased primarily due to our obligation to fund 20% of Sanofi's Phase 3 PRALUENT and sarilumab development costs, which commenced during the fourth quarter of 2013.

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

Project Costs	Year Ended December 31,		Increase
(In millions)	2014	2013	(Decrease)
EYLEA	$110.4	$133.3	$(22.9)
PRALUENT	316.4	152.2	164.2
Sarilumab	86.1	51.9	34.2
Dupilumab	169.0	89.0	80.0
Other antibody candidates in clinical development	196.5	120.3	76.2
Other research programs and unallocated costs	393.0	313.2	79.8
Total research and development expenses	$1,271.4	$859.9	$411.5
Drug development and approval in the United States is a multi-step process regulated by the FDA. The process begins with discovery and preclinical evaluation, leading up to the submission of an IND to the FDA which, if successful, allows the opportunity for study in humans, or clinical study, of the potential new drug. Clinical development typically involves three phases of study: Phases 1, 2, and 3. The most significant costs in clinical development are in Phase 3 clinical trials, as they tend to be the longest and largest studies in the drug development process. Following successful completion of Phase 3 clinical trials for a biological product, a BLA must be submitted to, and accepted by, the FDA and the FDA must approve the BLA prior to commercialization of the drug. It is not uncommon for the FDA to request additional data following its review of a BLA, which can significantly increase the drug development timeline and expenses. We may elect either on our own, or at the request of the FDA, to conduct further studies that are referred to as Phase 3b and 4 studies. Phase 3b studies are initiated and either completed or substantially completed while the BLA is under FDA review. These studies are conducted under an IND. Phase 4 studies, also referred to as post-marketing studies, are studies that are initiated and conducted after the FDA has approved a product for marketing. In addition, as discovery research, preclinical development, and clinical programs progress, opportunities to expand development of drug candidates into new disease indications can emerge. We may elect to add such new disease indications to our development efforts (with the approval of our collaborator for joint development programs), thereby extending the period in which we will be developing a product.
There are numerous uncertainties associated with drug development, including uncertainties related to safety and efficacy data from each phase of drug development, uncertainties related to the enrollment and performance of clinical trials, changes in regulatory requirements, changes in the competitive landscape affecting a product candidate, and other risks and uncertainties described in Part I, Item 1A, "Risk Factors." The lengthy process of seeking FDA approvals, and subsequent compliance with applicable statutes and regulations, require the expenditure of substantial resources. Any failure by us to obtain, or delay in obtaining, regulatory approvals could materially adversely affect our business.
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

Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased to $504.8 million in 2014 from $329.4 million in 2013 primarily due to higher costs associated with the Branded Prescription Drug Fee, higher non-cash Compensation Expense principally for the reason described under "Expenses" above, higher headcount and headcount-related costs, and higher legal costs primarily in connection with patent enforcement. The increase in the Branded Prescription Drug Fee was primarily related to a $40.6 million incremental charge which was recorded in the third quarter of 2014. Under the provisions of the Patient Protection and Affordable Care Act (PPACA) and the Health Care and Education Reconciliation Act of 2010, a non-tax deductible annual fee (the Branded Prescription Drug Fee) is imposed on pharmaceutical manufacturers that sell branded prescription drugs to specified government programs. The legislation imposed an annual fee on companies for each calendar year beginning in 2011. This fee is allocated to companies based on their prior year market share of total branded prescription drug sales into these government programs. In July 2014, the Internal Revenue Service (IRS) issued final regulations that provide guidance on the Branded Prescription Drug Fee. The final regulations differ in some respects from the temporary regulations issued by the IRS in 2011, including that a company is liable for the fee based on its branded prescription drug sales in the current year, instead of the liability only being applicable upon the first qualifying branded prescription drug sale of the following fee year under the temporary regulations. As a result of the issuance of these final IRS regulations, we will record an estimate of the fee in the same period in which its qualifying branded prescription drug sales occur. Therefore, in the third quarter of 2014, an incremental charge was recorded to (i) recognize a liability for the estimated fee payable based on 2014 sales through the first nine months of 2014, and (ii) expense the remaining prepaid asset recorded under the previous accounting for the estimated fee payable based on 2013 sales.
Selling, general, and administrative expenses included $120.2 million and $80.0 million of Non-cash Compensation Expense in 2014 and 2013, respectively.
Cost of Goods Sold
Cost of goods sold was $129.0 million in 2014 and $118.0 million in 2013. Cost of goods sold, which primarily consists of royalties, as well as costs in connection with producing EYLEA and ARCALYST commercial supplies, increased principally due to the increase in U.S. EYLEA net sales. In addition, in 2014 and 2013, cost of goods sold included inventory write-downs and reserves totaling $6.0 million and $9.1 million, respectively.
Cost of Collaboration Manufacturing
We manufacture commercial supplies of product for our collaborators. Cost of collaboration manufacturing increased to $76.0 million in 2014 from $37.3 million in 2013 primarily due to royalties payable to Genentech, which commenced in May 2013 pursuant to the license and settlement agreement as described below under "Liquidity and Capital Resources - License and Settlement Agreements with Genentech - EYLEA", in connection with sales of EYLEA outside the United States. Cost of collaboration manufacturing also includes costs in connection with producing commercial supplies for our collaborators.
Other Income and Expense
Total other expenses (net of other income) increased to $62.7 million in 2014 from $46.7 million in 2013. In 2014, we had investment and other income of $8.2 million, compared to investment and other expense of $0.2 million in 2013. In 2013, we recorded a $2.9 million other-than-temporary impairment of an equity security based upon the length of time that the security was in an unrealized loss position and our expectation that we will not hold the security until a potential recovery in value occurs. This impairment charge exceeded investment income earned in 2013 on our marketable securities.
Interest expense in 2014 and 2013 includes interest associated with our 1.875% convertible senior notes, including amortization of the note discount and debt issuance costs, and interest associated with our facility lease obligations. Interest expense in 2014 decreased compared to 2013 primarily due to $230.6 million principal amount of our convertible senior notes which were surrendered for conversion during 2014. In addition, in 2014, we recognized a $33.5 million loss in connection with these conversions.
Income Taxes
In 2014, we recorded income tax expense of $427.7 million, based on an effective tax rate of 55.1%. The 2014 effective tax rate was negatively impacted by losses incurred in foreign jurisdictions with rates lower than the U.S. federal statutory rate and the non-tax deductible Branded Prescription Drug Fee (as described above). In addition, New York State tax legislation enacted in the first quarter of 2014 reduced the New York State income tax rate to zero percent for "qualified manufacturers", including Regeneron, effective in 2014; however, it also resulted in the reduction of our related deferred tax assets as a discrete item in the first quarter of 2014. As a result, this tax legislation caused a net increase in our effective tax rate by less than 1.0% for the year ended December 31, 2014

In 2013, we recorded income tax expense of $289.0 million, based on an effective tax rate of 40.5%. The 2013 effective tax rate was negatively impacted by increases related to state and local taxes, the non-deductible Branded Prescription Drug Fee, and losses incurred in foreign jurisdictions with rates lower than the federal statutory rate. These increases in the effective tax rate were partially offset by federal and state income tax credits. In January 2013, the American Taxpayer Relief Act was enacted, which included a provision to extend the income tax credit for increased research activities retroactively to the tax year ended December 31, 2012, as well as for 2013. As a result of the extension, during 2013, we recognized the benefit of both the 2012 and 2013 federal research tax credit.
We expect our effective tax rate to continue to be negatively impacted by a shift in our geographic mix of profits and losses as we continue our international expansion in 2015. In addition, the federal income tax credit for increased research activities expired on December 31, 2014; as a result, unless tax legislation is enacted to extend or make permanent this federal income tax credit, we expect it will have a negative impact on our effective tax rate.

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

Sanofi Collaboration Revenue
The collaboration revenue we earned from Sanofi, as detailed below, consisted primarily of reimbursement for research and development expenses that we incurred, our share of losses in connection with Sanofi's commercialization of ZALTRAP, and recognition of a substantive milestone in 2012. In addition, Sanofi collaboration revenue in 2013 was reduced by two $10.0 million up-front payments that we made to Sanofi in connection with our acquisition from Sanofi of full exclusive rights to two families of novel antibodies, as described below.

Sanofi Collaboration Revenue	Year Ended December 31,
(In millions)	2013	2012
ZALTRAP:
Regeneron's share of losses in connection with commercialization of ZALTRAP	$(30.8)	$(25.6)
Substantive milestone	—	50.0
Reimbursement of Regeneron research and development expenses	5.6	10.7
Other	9.7	13.2
Total ZALTRAP	(15.5)	48.3
Antibody:
Reimbursement of Regeneron research and development expenses	453.5	365.3
Up-front payments to Sanofi for acquisition of rights related to two antibodies	(20.0)	—
Other	12.1	10.2
Total Antibody	445.6	375.5
Total Sanofi collaboration revenue	$430.1	$423.8
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
In 2012, we earned a $50.0 million substantive milestone from Sanofi upon FDA approval of ZALTRAP. Sanofi's reimbursement of our ZALTRAP research and development expenses decreased in 2013 compared to 2012, primarily due to a decrease in research and development activities and lower costs related to manufacturing ZALTRAP prior to regulatory approval. Other ZALTRAP revenue primarily consisted of recognition of deferred revenue related to the ZALTRAP up-front payments from Sanofi and reimbursement of other ZALTRAP-related expenses. The decrease in other revenue resulted primarily from lower recognition of deferred revenue in 2013, due to lengthening the estimated performance period over which this deferred revenue is being recognized, effective in the first quarter of 2013.
In 2013, Sanofi's reimbursement of our antibody research and development expenses consisted of $160.0 million under our discovery agreement and $293.5 million under our license agreement, compared to $181.9 million and $183.4 million, respectively, in 2012. Under the amended discovery agreement, Sanofi agreed to fund up to $160 million per year of our antibody discovery activities. In 2010, as we scaled up our capacity to conduct antibody discovery activities, Sanofi funded only $137.7 million of our preclinical research under the expanded collaboration and the balance between that amount and $160.0 million was added to the funding otherwise available to us in 2011-2012. As a result, Sanofi funded more of our discovery activities in 2012 than in

2013. The higher reimbursement of development costs in 2013 compared to 2012 was primarily due to increased development activities for PRALUENT and dupilumab.
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
Bayer HealthCare Collaboration Revenue
The collaboration revenue we earned from Bayer HealthCare, as detailed below, consisted of our share of profits in connection with commercialization of EYLEA outside the United States, recognition of sales and substantive development milestones, cost-sharing of Regeneron EYLEA development expenses, reimbursement of other Regeneron EYLEA expenses, and revenue related to a non-refundable $75.0 million up-front payment received in 2006 and a $20.0 million milestone payment received in 2007 (which, for the purpose of revenue recognition, was not considered substantive).

Bayer HealthCare Collaboration Revenue	Year Ended December 31,
(In millions)	2013	2012
Regeneron's net profit in connection with commercialization of EYLEA outside the United States	$101.5	—
Sales and substantive development milestones	70.0	$25.0
Cost-sharing of Regeneron EYLEA development expenses	20.9	34.9
Other	27.9	10.2
Total Bayer HealthCare collaboration revenue	$220.3	$70.1
Bayer HealthCare commenced sales of EYLEA outside the United States for the treatment of wet AMD in the fourth quarter of 2012. Regeneron's net profit in connection with commercialization of EYLEA outside the United States is summarized below.

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
In 2013, we earned $15.0 million and $10.0 million substantive development milestones from Bayer HealthCare upon receipt of marketing and pricing approval, respectively, outside the United States for EYLEA for the treatment of macular edema secondary to CRVO. In addition, we earned, and recorded as revenue in 2013, three $15.0 million sales milestones from Bayer HealthCare upon total aggregate net sales of EYLEA outside the United States exceeding $200 million, $300 million, and $400 million, respectively, over a twelve-month period. In 2012, we earned $15.0 million and $10.0 million substantive milestones from Bayer HealthCare upon receipt of marketing and pricing approval, respectively, in Japan for EYLEA for the treatment of wet AMD.

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
Under a June 2009 agreement with Novartis, we receive royalties on worldwide sales of Novartis' Ilaris. In 2013 and 2012, technology licensing and other revenue included $4.8 million and $2.8 million, respectively, of royalties from Novartis.
Expenses
Total operating expenses increased to $1,344.7 million in 2013 from $920.8 million in 2012. Our average headcount in 2013 increased to 2,153 from 1,827 in 2012, principally in connection with expanding our research and development, and commercialization activities.
Operating expenses in 2013 and 2012 included a total of $198.4 million and $94.2 million, respectively, of Non-cash Compensation Expense. The increase in total Non-cash Compensation Expense in 2013 was primarily attributable to the higher fair market value of our Common Stock on the date of our annual employee option grants made in December 2012 compared to recent prior years.

Research and Development Expenses
Research and development expenses increased to $859.9 million in 2013 from $625.6 million in 2012. The following table summarizes the major categories of our research and development expenses in 2013 and 2012:

Research and Development Expenses*	Year Ended December 31,		Increase
(In millions)	2013	2012	(Decrease)
Payroll and benefits (1)	$290.7	$210.3	$80.4
Clinical trial expenses	139.5	92.3	47.2
Clinical manufacturing costs (2)	237.3	171.7	65.6
Research and other development costs	73.1	58.0	15.1
Occupancy and other operating costs	86.4	71.4	15.0
Cost-sharing of Bayer HealthCare and Sanofi development expenses (3)	32.9	21.9	11.0
Total research and development expenses	$859.9	$625.6	$234.3
* Certain prior year amounts have been reclassified to conform to the current year's presentation.
(1) Includes Non-cash Compensation Expense of $101.9 million in 2013 and $48.4 million in 2012.
(2) Represents the full cost of manufacturing drug for use in research, preclinical development, and clinical trials, including related payroll and benefits, Non-cash Compensation Expense, manufacturing materials and supplies, drug filling, packaging, and labeling costs, depreciation, and occupancy costs of our Rensselaer, New York manufacturing facility. Includes Non-cash Compensation Expense of $14.6 million and $5.4 million in 2013 and 2012, respectively.
(3) Under our collaborations with Bayer HealthCare and Sanofi, in periods when Bayer HealthCare or Sanofi incur certain development expenses, we also recognize, as additional research and development expense, the portion of our collaborators' development expenses that we are obligated to reimburse. Our collaborators provide us with estimated development expenses for the most recent fiscal quarter. Bayer HealthCare and Sanofi's estimates are reconciled to their actual expenses for such quarter in the subsequent fiscal quarter and our portion of our collaborators' development expenses that we are obligated to reimburse is adjusted accordingly.
Payroll and benefits increased principally due to the increase in employee headcount and Non-cash Compensation Expense, as described above. Clinical trial expenses increased due primarily to higher costs for clinical studies of PRALUENT, dupilumab, and early stage antibody product candidates, partly offset by lower costs related to our Phase 3 trials of EYLEA in wet AMD and macular edema following CRVO, and ARCALYST, which have concluded. Clinical manufacturing costs increased primarily due to higher costs related to manufacturing PRALUENT, sarilumab, and dupilumab, partly offset by lower costs related to manufacturing clinical supplies of ARCALYST. Research and other development costs increased primarily due to higher costs associated with our early stage research and development programs and regulatory submissions for marketing approvals for EYLEA. Occupancy and other operating costs increased principally in connection with our higher headcount, expanded research and development activities, and higher information technology and facility-related costs at our Tarrytown and Rensselaer, New York sites. Cost-sharing of Bayer HealthCare and Sanofi development expenses increased primarily due to our obligation to fund 20% of Sanofi's Phase 3 PRALUENT and sarilumab development costs, which commenced during the fourth quarter of 2013.

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

Project Costs	Year Ended December 31,		Increase
(In millions)	2013	2012	(Decrease)
EYLEA	$133.3	$132.7	$0.6
PRALUENT	152.2	70.1	82.1
Sarilumab	51.9	27.7	24.2
Dupilumab	89.0	34.9	54.1
ARCALYST	6.4	38.2	(31.8)
Other antibody candidates in clinical development	113.9	101.2	12.7
Other research programs and unallocated costs	313.2	220.8	92.4
Total research and development expenses	$859.9	$625.6	$234.3
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased to $329.4 million in 2013 from $210.8 million in 2012 primarily due to higher expenses in connection with commercialization of EYLEA, including the Branded Prescription Drug Fee and contributions to a not-for-profit organization that assists patients with chronic disease conditions, and higher Non-cash Compensation Expense principally for the reason described under "Expenses" above. Selling, general, and administrative expenses included $80.0 million and $39.2 million of Non-cash Compensation Expense in 2013 and 2012, respectively.
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
Other Income and Expense
Total other expenses (net of other income) increased to $46.7 million in 2013 from $43.3 million in 2012. Other expenses consist of investment (expense) income and interest expense.
In 2013, we had investment and other expense of $0.2 million, compared to investment and other income of $2.0 million in 2012. In the fourth quarter of 2013, we recorded a $2.9 million other-than-temporary impairment of an equity security based upon the length of time that the security was in an unrealized loss position and our expectation that we will not hold the security until a potential recovery in value occurs. This impairment charge exceeded investment income earned in 2013 on our marketable securities.
Interest expense in 2013 and 2012 primarily included interest associated with our $400.0 million aggregate principal amount of 1.875% convertible senior notes, including amortization of the note discount and debt issuance costs, and interest associated with our facility lease obligations.

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
Liquidity and Capital Resources
Sources and Uses of Cash for the Years Ended December 31, 2014, 2013, and 2012
As of December 31, 2014, we had $1,360.6 million in cash, cash equivalents, and marketable securities compared with $1,083.9 million as of December 31, 2013 and $587.5 million as of December 31, 2012. As described above, in 2014 we earned a total of $105.0 million in sales milestones from Bayer HealthCare (of which $30.0 million was receivable as of the end of the year). In 2013, we earned and received a total of $70.0 million in milestone payments from Bayer HealthCare. In 2012, we earned and received a $50.0 million milestone payment from Sanofi, and $25.0 million of milestone payments from Bayer HealthCare.
Cash Provided by (Used in) Operating Activities
2014. Net cash provided by operating activities was $743.2 million in 2014. Our net income of $348.1 million in 2014 included the following non-cash expenses: (i) Non-cash Compensation Expense of $307.2 million, (ii) depreciation and amortization of $52.7 million, and (iii) a $33.5 million loss on extinguishment of debt related to the conversion of our convertible senior notes during 2014. In addition, deferred tax assets as of December 31, 2014 increased by $66.6 million, compared to end-of-year 2013, primarily due to an increase in Non-cash Compensation Expense partly offset by the reduction of our deferred tax assets related to the recently enacted New York State tax legislation, which reduced our New York State income tax rate to zero percent effective in 2014.
As of December 31, 2014, Sanofi, Bayer HealthCare, and trade accounts receivable increased by $62.4 million, compared to end-of-year 2013, primarily due to higher amounts receivable from Bayer HealthCare in connection with the commercialization of EYLEA outside the United States, partly offset by lower trade accounts receivable resulting from shortened payment terms to certain of our U.S. EYLEA customers effective January 2014. Inventories increased by $60.9 million, compared to end-of-year 2013, primarily in connection with increased production of EYLEA commercial supplies. Our deferred revenue as of December 31, 2014 increased by $19.1 million, compared to end-of-year 2013, primarily due to (i) the receipt of a $25.5 million upfront payment as well as two $2.5 million non-substantive development milestone payments in 2014 in connection with our PDGFR-beta antibody collaboration agreement with Bayer HealthCare, and (ii) higher deferred revenue in connection with manufacturing commercial supplies of EYLEA for Bayer HealthCare, which is deferred until the product is sold by Bayer HealthCare to third-party customers. These increases were partly offset by amortization of a previously received and deferred $165.0 million payment under our license agreement with Astellas and amortization of previously deferred payments under our Sanofi and Bayer HealthCare collaborations. Accounts payable, accrued expenses, and other liabilities increased by $162.2 million as of December 31, 2014, compared to end-of-year 2013, primarily due to (i) higher accruals for sales-related charges (including the impact of the Branded Prescription Drug Fee incremental charge as described above), deductions, and royalties related to EYLEA, (ii) higher payroll-related liabilities primarily driven by an increase in headcount, and (iii) higher expenditures in connection with our expanding research and development activities.
2013. Net cash provided by operating activities was $583.6 million in 2013. Our net income of $424.4 million in 2013 included Non-cash Compensation Expense of $198.4 million and depreciation and amortization of $41.2 million. In addition, deferred tax assets at December 31, 2013 decreased by $63.6 million, compared to end-of-year 2012, primarily due to utilization of net operating loss and tax credit carry-forwards to offset income taxes payable during 2013.

As of December 31, 2013, Sanofi, Bayer HealthCare, and trade accounts receivable increased by $259.0 million, compared to end-of-year 2012, primarily due to higher trade accounts receivable in connection with EYLEA product sales and a higher receivable balance due from Bayer HealthCare in connection with the commercialization of EYLEA outside the United States. Inventories increased by $48.0 million, compared to end-of-year 2012, primarily in connection with increased production of EYLEA commercial supplies. Our deferred revenue as of December 31, 2013 decreased by $28.0 million, compared to end-of-year 2012, primarily due to amortization of a previously received and deferred $165.0 million payment under our license agreement with Astellas and amortization of previously deferred payments under our Sanofi and Bayer HealthCare collaborations, partly offset by costs of product manufactured for Sanofi and Bayer HealthCare for which recognition of revenue has been deferred. Accounts payable, accrued expenses, and other liabilities increased by $136.7 million as of December 31, 2013, compared to end-of-year 2012, primarily due to (i) higher sales-related charges, deductions, and royalties related to EYLEA, (ii) higher payroll-related liabilities, due in part to funding payment of our year-end 2012 employee cash bonuses in 2012, whereas year-end 2013 employee cash bonuses were accrued in 2013 and paid in 2014, and (iii) higher expenditures in connection with our expanding commercial and research and development activities.
2012. Net cash used in operating activities was $74.6 million in 2012. Our net income of $750.3 million in 2012 included (i) a non-cash tax benefit of $340.2 million resulting from the release of substantially all of the valuation allowance against our deferred tax assets, as previously described above, (ii) Non-cash Compensation Expense of $94.2 million, (iii) depreciation and amortization of $36.9 million, (iv) non-cash interest expense of $22.9 million, including $21.6 million resulting from the amortization of the discount and debt issuance costs in connection with our convertible senior notes, which were issued in October 2011, and (v) other non-cash charges of $34.0 million, including inventory write-downs and reserves of $17.0 million.
As of December 31, 2012, Sanofi, Bayer HealthCare and trade accounts receivable increased by $588.4 million, compared to end-of-year 2011, primarily due to higher trade accounts receivable in connection with EYLEA product sales. Inventories increased by $28.9 million, compared to end-of-year 2011, primarily in connection with production of EYLEA commercial supplies. Prepaid expenses and other current assets increased by $25.4 million, compared to end-of-year 2011, primarily due to an increase in prepaid royalties resulting from a $60.0 million lump-sum payment we made in the third quarter of 2012 under our Non-Exclusive License and Partial Settlement Agreement with Genentech, when cumulative U.S. sales of EYLEA reached $400.0 million. Our deferred revenue as of December 31, 2012 decreased by $41.1 million, compared to end-of-year 2011, primarily due to amortization of a previously received and deferred $165.0 million payment under our license agreement with Astellas and amortization of previously deferred payments under our Sanofi and Bayer HealthCare collaborations.
Cash Used in Investing Activities
Net cash used in investing activities was $420.8 million, $355.5 million, and $81.1 million in 2014, 2013, and 2012, respectively. In 2014, 2013, and 2012, purchases of marketable securities exceeded sales or maturities by $87.8 million, $199.1 million, and $31.7 million, respectively. Capital expenditures of $333.0 million, $156.3 million, and $49.3 million in 2014, 2013, and 2012, respectively, included costs in connection with expanding our Rensselaer, New York manufacturing facilities and tenant improvement and associated costs related to our leased facilities in Tarrytown, New York. In addition, capital expenditures in 2014 included costs in connection with the acquisition and renovations of our Limerick, Ireland manufacturing facility.
Cash (Used in) Provided by Financing Activities
Net cash used in financing activities was $209.3 million and $97.6 million in 2014 and 2012, respectively, and net cash provided by financing activities was $77.1 million in 2013. In 2014, $230.6 million principal amount of our 1.875% convertible senior notes was surrendered for conversion, of which $220.6 million was settled prior to December 31, 2014. In accordance with the terms of the notes, we elected to settle these conversion obligations through a combination of cash, in an amount equal to the principal amount of the converted notes, and shares of our Common Stock in respect of any amounts due in excess thereof. Also during 2014, we entered into agreements to reduce the number of warrants held by the warrant holders. Pursuant to the agreements, we paid an aggregate amount of $294.6 million to the warrant holders to reduce the maximum number of shares of Common Stock issuable upon exercise of the warrants. Proceeds from issuances of Common Stock, in connection with exercises of employee stock options, were $126.0 million in 2014 compared to $57.4 million in 2013 and $63.5 million in 2012. In addition, payments for employee tax obligations in connection with stock option exercises were $267.6 million in 2014 compared to $195.1 million in 2013 and $163.3 million in 2012. Cash flows from financing activities also increased by $448.6 million and $216.9 million in 2014 and 2013, respectively, due to utilization of excess tax benefits in connection with stock option exercises, which offset cash tax obligations.

Collaborations with Sanofi
ZALTRAP (aflibercept)
As described above under Item 1. "Business - Collaboration Agreements - Collaboration with Sanofi," since September 2003, we and Sanofi have been parties to a global collaboration for the development and commercialization of ZALTRAP. Under the collaboration agreement, as amended, we and Sanofi share co-promotion rights and profits and losses on sales of ZALTRAP outside of Japan for disease indications included in our collaboration. In Japan, we are entitled to receive a percentage of approximately 35% on annual sales of ZALTRAP, subject to certain potential adjustments.
Under the collaboration agreement, as amended, agreed-upon worldwide ZALTRAP development expenses incurred by both companies during the term of the agreement, including costs associated with the manufacture of clinical drug supplies, are funded by Sanofi. We are obligated to reimburse Sanofi out of our share of ZALTRAP profits, if any, for 50% of the development expenses that it funded, as well as 50% of the $25.0 million payment received in connection with the January 2005 amendment to our collaboration agreement, in accordance with a formula based on the amount of development expenses and our share of the collaboration profits, or at a faster rate at our option. As a result, we expect that, initially, our share of any ZALTRAP profits (including our percentage of sales of ZALTRAP in Japan) will be used to reimburse Sanofi for this repayment obligation. In particular, our contingent reimbursement obligation to Sanofi for ZALTRAP was approximately $461 million as of December 31, 2014.
Refer to "Results of Operations" above for Sanofi collaboration revenue recognized in connection with our ZALTRAP collaboration.
Sanofi has the right to terminate the agreement without cause with at least twelve months advance notice. Upon termination of the agreement for any reason, any remaining obligation to reimburse Sanofi for 50% of ZALTRAP development expenses will terminate and we will retain all rights to ZALTRAP.
Antibodies
As described above under Item 1. "Business - Collaboration Agreements - Collaboration with Sanofi," since November 2007, we and Sanofi have been parties to a global, strategic collaboration to discover, develop, and commercialize fully human monoclonal antibodies. Under the amended discovery agreement, Sanofi agreed to fund up to $160 million per year of our antibody discovery activities in 2010 through 2017. Sanofi has an option to extend certain antibody development and preclinical activities relating to selected program targets for up to an additional three years after 2017. For each drug candidate identified through discovery research under the discovery agreement, Sanofi has the option to license rights to the candidate under the license agreement. If it elects to do so, Sanofi will co-develop the drug candidate with us through product approval. Under certain defined circumstances, upon exercising its option to license rights to particular candidates, Sanofi must make a $10 million substantive milestone payment to us.
Under the license agreement, agreed upon worldwide development expenses incurred by both companies during the term of the agreement are funded by Sanofi, except that following receipt of the first positive Phase 3 trial results for a co-developed drug candidate, subsequent Phase 3 trial-related costs for that drug candidate (called Shared Phase 3 Trial Costs) are shared 80% by Sanofi and 20% by us. Consequently, commencing in 2013, we recognized as additional research and development expense $109.7 million and $17.6 million in 2014 and 2013, respectively, of antibody development expenses that we were obligated to reimburse to Sanofi related to PRALUENT and sarilumab. If the collaboration becomes profitable, we will be obligated to reimburse Sanofi for 50% of worldwide development expenses that were fully funded by Sanofi and 30% of Shared Phase 3 Trial Costs, in accordance with a defined formula based on the amounts of these expenses and our share of the collaboration profits from commercialization of collaboration products. However, we are not required to apply more than 10% of our share of the profits from collaboration products in any calendar quarter towards reimbursing Sanofi for these development costs. In particular, our contingent reimbursement obligation to Sanofi in connection with the companies' antibody collaboration was approximately $1,304 million as of December 31, 2014. If Sanofi does not exercise its option to license rights to a particular drug candidate under the license agreement, we retain the exclusive right to develop and commercialize such drug candidate, and Sanofi will receive a royalty on sales, if any.
Sanofi will lead commercialization activities for products developed under the license agreement, subject to our right to co-promote such products. To date, we have exercised our right to co-promote PRALUENT in the United States. The parties will equally share profits and losses from sales within the United States. The parties will share profits outside the United States on a sliding scale based on sales starting at 65% (Sanofi)/35% (us) and ending at 55% (Sanofi)/45% (us), and losses outside the United States at 55% (Sanofi)/45% (us). Effective in the second and fourth quarters of 2014, we and Sanofi began sharing pre-launch commercialization expenses related to PRALUENT and sarilumab, respectively, which resulted in us recording our share of the loss in connection with commercialization of antibodies of $41.4 million in 2014. In addition to profit sharing, we are entitled to receive up to $250 million in sales milestone payments, with milestone payments commencing only if and after aggregate annual sales outside the United States exceed $1.0 billion on a rolling 12-month basis.
We are obligated to use commercially reasonable efforts to supply clinical requirements of each drug candidate under the collaboration until commercial supplies of that drug candidate are being manufactured. In connection with the November 2009 amendment of the collaboration's discovery agreement, Sanofi funded $30 million of agreed-upon costs incurred by us to expand our manufacturing capacity at our Rensselaer, New York facilities. Additionally, during 2014, Sanofi agreed to fund up to $17.5 million of agreed-upon 2014 and 2015 costs incurred by us in connection with expanding manufacturing capacity at our Rensselaer, New York facility.
In 2014, in connection with the antibody collaboration, we purchased an FDA priority review voucher from a third party for $67.5 million. We and Sanofi equally shared the priority review voucher's purchase price. We subsequently transferred the voucher to Sanofi, which used the priority review voucher in connection with the BLA submission to the FDA for PRALUENT.
With respect to our antibody collaboration with Sanofi, $110.6 million was included in accounts receivable as of December 31, 2014. Refer to "Results of Operations" above for Sanofi collaboration revenue recognized in connection with our antibody collaboration.
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
Collaborations with Bayer HealthCare
EYLEA outside the United States
As described above under Item 1. "Business - Collaboration Agreements - Collaboration with Bayer HealthCare," since October 2006, we and Bayer HealthCare have been parties to a license and collaboration agreement for the global development and commercialization outside the United States of EYLEA.
Bayer HealthCare markets EYLEA outside the United States, where, for countries other than Japan, the companies share equally in profits and losses from sales of EYLEA. In Japan, we are entitled to receive a tiered percentage of between 33.5% and 40.0% of EYLEA net sales. We are obligated to reimburse Bayer HealthCare out of our share of the collaboration profits (including our percentage of sales of EYLEA in Japan) for 50% of the agreed-upon development expenses that Bayer HealthCare has incurred in accordance with a formula based on the amount of development expenses that Bayer HealthCare has incurred and our share of the collaboration profits, or at a faster rate at our option. As a result, we expect that, initially, our share of any EYLEA profits outside the United States will be partly used to reimburse Bayer HealthCare for this repayment obligation. In particular, our contingent reimbursement obligation to Bayer HealthCare for EYLEA was approximately $263 million as of December 31, 2014. We are obligated to use commercially reasonable efforts to supply clinical and commercial bulk product of EYLEA to Bayer HealthCare. Within the United States, we are responsible for commercialization of EYLEA and retain exclusive rights to all future profits from such commercialization in the United States.
Since inception of the agreement, we have earned $110.0 million of development milestones and $150.0 million of sales milestones from Bayer HealthCare. In addition, we may earn an additional $15.0 million sales milestone if twelve-month sales of specific commercial supplies of EYLEA outside the United States achieve certain specified levels.
Under the terms of the agreement, since 2009, all agreed upon EYLEA development expenses incurred by both companies under a global development plan, and certain commercialization and other expenses, are shared equally, and profits or losses on sales of EYLEA outside the United States are also shared. Refer to "Results of Operations" above for Bayer HealthCare collaboration revenue recognized in connection with our EYLEA collaboration. We also funded $18.6 million, $15.3 million, and $21.9 million of Bayer HealthCare's EYLEA development expenses in 2014, 2013, and 2012, respectively. As of December 31, 2014, $155.8 million was receivable from Bayer HealthCare in connection with the companies' EYLEA collaboration.

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

Royalty Agreement with Novartis Pharma AG
Under a June 2009 agreement with Novartis (that replaced a previous collaboration and license agreement), we receive royalties on worldwide sales of Novartis' Ilaris, a fully human anti-interleukin-IL1ß antibody. The royalty rates in the agreement start at 4% and reach 15% when annual sales exceed $1.5 billion. Ilaris is marketed for the treatment of CAPS and gouty arthritis, and is in earlier stage development for other inflammatory diseases. We are unable to predict whether these royalties will ever contribute materially to our results of operations or financial condition.
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
Also in May 2013, we entered into a Non-Exclusive License and Settlement Agreement (the ZALTRAP Agreement), with Genentech, Sanofi U.S. Services, Inc. and Sanofi-Aventis U.S. LLC (the latter two entities, collectively, Sanofi) under which we and Sanofi received a worldwide non-exclusive license to the Davis-Smyth patents, and certain other patents, in all indications for human use other than the prevention or treatment of eye diseases and eye disorders through administration to the eye. Under the terms of the ZALTRAP Agreement, payments are required to be made to Genentech based on sales of ZALTRAP in the United States and of ZALTRAP that is manufactured in the United States and sold outside the United States through May 7, 2016. A payment of $19 million is required to be made upon cumulative relevant sales of ZALTRAP reaching $200 million. In addition, royalty payments are required to be made to Genentech based upon 4.5% of cumulative relevant sales of ZALTRAP between $400 million and $1 billion and 6.5% of any cumulative relevant sales of ZALTRAP over $1 billion. All payments to Genentech under the ZALTRAP Agreement will be made by Sanofi, and we will share in all such payments.
Tarrytown, New York Leases
We lease approximately 706,000 square feet of laboratory and office space at facilities in Tarrytown, New York, under a December 2006 lease agreement, as amended. These facilities include approximately 230,000 square feet of space in two newly constructed buildings (Buildings A and B) that were completed during the third quarter of 2009 and approximately 131,000 square feet of additional space in a third newly constructed building (Building C), that was completed in early 2011. Monthly lease payments on Buildings A and B commenced in 2009 and in 2011 on Building C. In April 2013, we executed an agreement related to approximately 360,000 square feet of space that we currently lease at our Tarrytown location, which extended the term of the lease from June 2024 to June 2029; the remaining space will expire in June 2024. The lease contains three renewal options to extend the term of the lease by five years each and early termination options on approximately 323,000 square feet of space. The lease provides for monthly payments over its term and additional charges for utilities, taxes, and operating expenses.
In April 2013, we entered into a new lease agreement for approximately 297,000 square feet of additional new laboratory and office space to be constructed in two new buildings (Buildings D and E), which are expected to be completed in the second half of 2015, at our current Tarrytown, New York location. The term of the lease, which commenced during the second half of 2014, is approximately 15 years and contains three renewal options to extend the term of the lease by five years each. The lease provides for (i) monthly payments over its term, which are expected to commence in the second half of 2015 and will be based on the landlord's costs of construction and tenant allowances, and (ii) additional charges for utilities, taxes, and operating expenses.

Certain leased premises are accounted for as operating leases. However, for Buildings A, B, C, D, and E (collectively, the Buildings) that we are leasing, we are deemed, in substance, to be the owner of the landlord's Buildings in accordance with the application of FASB authoritative guidance. Consequently, in addition to capitalizing the tenant improvements, we capitalize the landlord's costs of constructing these new facilities, offset by a corresponding facility lease obligation. In addition, we recognize, as additional facility lease obligation, reimbursements from our landlord for tenant improvement costs that we incurred since, under FASB authoritative guidance, such payments that we receive from our landlord are deemed to be a financing obligation. As of December 31, 2014 and 2013, the Buildings' facility lease obligation balance was $312.3 million and $185.2 million, respectively.
Capital Expenditures
Our cash expenditures for property, plant, and equipment totaled $333.0 million in 2014, $156.3 million in 2013, and $49.3 million in 2012.
In May 2014, we entered into an agreement to acquire a 400,000 square foot facility in Limerick, Ireland for $5.1 million. We are renovating this facility to accommodate and support our growth, primarily in connection with expanding our manufacturing capacity to support our global supply chain.
We expect to incur capital expenditures of approximately $650 million to $800 million in 2015 primarily in connection with renovating our new Limerick, Ireland facility, tenant improvements primarily related to the two new buildings under construction at our leased Tarrytown, New York facilities, expanding, and renovating a portion of our manufacturing facilities at our Rensselaer, New York facility, and purchases of equipment.
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
In connection with the offering of the convertible senior notes, we entered into convertible note hedge (call option) and warrant transactions with multiple counterparties, including an affiliate of the initial purchaser. The convertible note hedge transactions cover, subject to customary anti-dilution adjustments, the number of shares of our Common Stock that initially underlie the notes, and are intended to reduce the potential dilutive impact of the conversion feature of the notes. The convertible note hedge will terminate upon the earlier of the maturity date of the notes or the first day the notes are no longer outstanding. The warrant transactions have an initial strike price of approximately $103.41 per share, and may be settled in cash or shares of our Common Stock, at our option. The warrants will become exercisable (and, if not exercised, will expire) at various dates during 2017.
During 2014, $230.6 million principal amount of our $400.0 million aggregate principal amount of our convertible senior notes was surrendered for conversion. In accordance with the terms of the notes, we elected to settle these conversion obligations through a combination of cash, in an amount equal to the principal amount of the converted notes, and shares of our Common Stock in respect of any amounts due in excess thereof. In 2014, as a result of the settlement of $220.6 million of the notes surrendered for conversion, we exercised a proportionate amount of our convertible note hedges, for which we received 2,017,732 shares of Common Stock, which was equivalent to the number of shares we were required to issue to settle the non-cash portion of the related note conversions. The shares received were recorded as Treasury Stock. Settlement on the remaining notes surrendered in 2014 is anticipated during the first quarter of 2015.
During the first quarter of 2015, we received notification that an additional $6.7 million principal amount of notes were surrendered for conversion, and settlement is anticipated during the first quarter of 2015. We elected to settle these conversion obligations through a combination of cash and shares (total payment will be based on the average of the volume-weighted-average prices of the Common Stock during the 40 trading-day cash settlement averaging period specified in the indenture governing the notes). In connection with these note conversions, we exercised a proportionate amount of its convertible note hedges, for which we expect to receive shares of Common Stock equivalent to the number of shares we will be required to issue to settle the non-cash portion of the related note conversions.
During 2014, we entered into agreements to reduce the number of warrants held by warrant holders. Pursuant to the agreements, we paid an aggregate amount of $294.6 million to the warrant holders to reduce the maximum number of shares of Common Stock issuable upon exercise of the warrants from 4,760,840 to 3,540,095 (subject to adjustment from time to time as provided in the applicable warrant agreements).
Additionally in November 2014, we entered into an amendment agreement with a warrant holder whereby the parties have agreed to reduce a portion of the number of warrants held by the warrant holder by up to a maximum of 493,229, for an aggregate amount payable by us not to exceed $148.5 million. The reduction in the number of warrants will be determined based on the number of warrants with respect to which the warrant holder has closed out its hedge position, provided that the warrant holder does not effect any purchases at a price per share exceeding $397.75 per share, during the period starting on November 26, 2014 and ending no later than February 12, 2015. We are obligated to settle any payments due under the amendment agreement in February 2015. As a result of the warrant holder closing out a portion of its hedge position prior to December 31, 2014, we recorded an accrued liability of $59.8 million with respect to the expected payment to reduce the number of warrants held by such warrant holder by 202,560 as of December 31, 2014. During the first quarter of 2015, the warrant holder closed out additional portions of its hedge position, and, as a result, we expect to pay an additional $62.0 million to further reduce the number of warrants held by such warrant holder by 206,480.
Funding Requirements
We expect continued increases in our expenditures, particularly in connection with our research and development activities (including preclinical and clinical testing), capital expenditures, costs related to the preparation for potential commercialization of our late-stage antibody product candidates, and commercialization of EYLEA. We believe that our existing capital resources, funds generated by anticipated EYLEA net product sales, and funding for reimbursement of development costs that we are entitled to receive under our collaboration agreements will enable us to meet our projected operating needs for the foreseeable future. As described above, research and development expenses that we incur in connection with our antibodies collaboration are generally funded by Sanofi, except that following receipt of the first positive Phase 3 trial results for a co-developed antibody drug candidate, subsequent Phase 3 trial-related costs for that drug candidate are shared 80% by Sanofi and 20% by us. In addition, as described above, we and Bayer HealthCare share (i) agreed-upon development expenses that both companies incur in connection with our EYLEA collaboration, and (ii) development costs under the initial development plan in connection with our PDGFR-beta antibody collaboration.

In connection with our funding requirements, the following table summarizes our contractual obligations as of December 31, 2014. These obligations and commitments assume non-termination of agreements and represent expected payments based on current operating forecasts, which are subject to change:

		Payments Due by Period
(In millions)	Total	Less than one year	1 to 3 years	3 to 5 years	Greater than 5 years
Convertible senior notes (1)	$175.7	$13.2	$162.5	—	—
Operating leases (2)	108.6	10.8	19.8	$19.7	$58.3
Purchase and other obligations (3)	771.1	659.8	103.6	7.7	—
Facility lease obligations (4)	286.6	18.1	37.4	39.0	192.1
Total contractual obligations	$1,342.0	$701.9	$323.3	$66.4	$250.4

(1)
Consists of $169.4 million remaining aggregate principal amount of 1.875% convertible senior notes that mature on October 1, 2016, unless earlier converted or repurchased. The amounts in the table above assume the payment of interest on our convertible senior notes through their maturity date and the payment of the principal amount of the notes at their maturity date. Interest on the notes is payable semi-annually. The convertible senior notes are convertible, subject to certain conditions, into cash, shares of our Common Stock, or a combination of cash and shares of Common Stock, at our option. See Note 12 to our Consolidated Financial Statements.

(2)	Excludes future contingent costs for utilities, real estate taxes, and operating expenses. In 2014, these costs were $13.6 million. See Note 13(a) to our Consolidated Financial Statements.

(3)
Purchase and other obligations primarily relate to (i) a $59.8 million payment expected to be made in February 2015 to a warrant holder (see Note 12 to our Consolidated Financial Statements), (ii) research and development commitments, including those related to clinical trials, (iii) capital expenditures for equipment acquisitions, and (iv) license payments. Our obligation to pay certain of these amounts may increase or be reduced based on certain future events. Open purchase orders for the acquisition of goods and services in the ordinary course of business are excluded from the table above.

(4)
Represents payments with respect to facility lease obligations in connection with our lease of Buildings A, B, and C in Tarrytown, New York, as described under "Tarrytown, New York Leases" above. In addition to the estimated obligations in the table above, pursuant to a new lease agreement entered into in April 2013, there are two new buildings currently under construction (Buildings D and E). Rent payments on these buildings are expected to commence in the second half of 2015, and will be based on several factors, including the landlord's costs of construction and tenant allowances. See Note 13(a) to our Consolidated Financial Statements.

Liabilities for unrecognized tax benefits, totaling $57.6 million at December 31, 2014, are not included in the table of contractual obligations above as, due to their nature, there is a high degree of uncertainty regarding the period of potential future cash settlement with taxing authorities. See Note 18 to our Consolidated Financial Statements.

We enter into research collaboration and licensing agreements that may require us to pay amounts upon the achievement of various development and commercial milestones, which, in the aggregate, could be significant. Additionally, if required by the agreement, we may be required to make royalty payments calculated based on a percentage of net product sales. The payment of these amounts, however, is contingent upon the occurrence of various future events, which have a high degree of uncertainty of occurring and for which the specific timing cannot be predicted. Because of these factors, such payments are not included in the table of contractual obligations above. See Note 4 and Note 13 to our Consolidated Financial Statements.
Under our collaboration agreements with Sanofi and Bayer HealthCare, we and our collaborator will share profits and losses in connection with commercialization of drug products. Profits or losses under each collaboration are measured by calculating net sales less cost of goods sold and shared commercialization and other expenses. If the applicable collaboration is profitable, we have contingent contractual obligations to reimburse Sanofi and, in connection with EYLEA outside the United States, Bayer HealthCare for a defined percentage (generally 50%) of agreed-upon development expenses incurred by Sanofi and Bayer HealthCare, respectively. These reimbursements would be deducted each quarter, in accordance with a formula, from our share of the collaboration profits (and, for our ZALTRAP collaboration with Sanofi and our EYLEA collaboration with Bayer HealthCare, our percentage on product sales in Japan) otherwise payable to us, unless, in some cases, we elect to reimburse these expenses at a faster rate. In particular, as of December 31, 2014, our contingent reimbursement obligation to Sanofi for ZALTRAP was approximately $461 million, while our contingent reimbursement obligation to Bayer HealthCare for EYLEA was approximately $263 million. Therefore, we expect that, for the foreseeable future, our share of profits from sales of ZALTRAP, and a portion of our share of profits from sales of EYLEA outside the United States, will be used to reimburse our collaborators for these obligations.

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
As described above, in 2014, 2013, and 2012, we made cash payments of $267.6 million, $195.1 million, and $163.3 million, respectively, for employee tax obligations in connection with stock option exercises and vesting of restricted stock. Future cash requirements for such payments will depend on various factors, including the level of stock option grants and exercises and the sales prices of our Common Stock, and may continue to be substantial.
We expect that expenses related to the filing, prosecution, defense, and enforcement of patents and other intellectual property will be substantial.
As described under "Convertible Senior Notes" above, in 2014, a portion of our 1.875% convertible senior notes was surrendered for conversion. In future periods, additional notes may be surrendered for conversion. We may also from time to time seek to repurchase or retire our outstanding convertible senior notes, or other outstanding securities, through cash purchases or exchanges for other securities, in open market purchases, privately negotiated transactions, or otherwise.
Due to the amounts of our tax credit carry-forwards available for tax purposes, which totaled approximately $143 million at December 31, 2014, and potential excess tax benefits in connection with stock option exercises, we expect our cash income tax payments for 2015 to be significantly less than the income tax expense recorded in our financial statements in 2015, which is based on an effective tax rate.
In connection with a November 2013 agreement under which Bayer HealthCare obtained rights to use certain of our EYLEA clinical data for a regulatory filing, we are eligible to receive an additional $15.0 million sales milestone payment if twelve-month sales of specific commercial supplies of EYLEA outside the United States exceed $200 million.
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
Other than letters of credits totaling $7.3 million as of December 31, 2014, we have no off-balance sheet arrangements. As of December 31, 2014, we had no other banking arrangements that provided short-term financing or lines of credit. In November 2013, we filed a shelf registration statement on Form S-3, to replace the shelf registration that expired in October 2013, registering the sale, in one or more offerings, of an indeterminate amount of equity or debt securities, together or separately. There is no assurance, however, that we will be able to complete any offerings of securities under this shelf or other registration statements. Factors influencing the availability of additional financing include our progress in product development and commercialization, investor perception of our prospects, and the general condition of the financial markets.

Future Impact of Recently Issued Accounting Standards
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our earnings and cash flows are subject to fluctuations due to changes in interest rates, principally in connection with our investments in marketable securities, which consist primarily of corporate bonds, direct obligations of the U.S. government and its agencies and other debt securities guaranteed by the U.S. government, and municipal bonds. We do not believe we are materially exposed to changes in interest rates. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes. We estimate that a 100 basis point, or 1%, unfavorable change in interest rates would have resulted in approximately a $6.7 million and $6.8 million decrease in the fair value of our investment portfolio as of December 31, 2014 and 2013, respectively.
Credit Quality Risk
We have an investment policy that includes guidelines on acceptable investment securities, minimum credit quality, maturity parameters, and concentration and diversification. Nonetheless, deterioration of the credit quality of an investment security subsequent to purchase may subject us to the risk of not being able to recover the full principal value of the security. During 2014 and 2012, we recorded no charges for other-than-temporary impairments of our marketable securities. During 2013, we recorded an other-than-temporary impairment charge of $2.9 million related to our investment in an equity security.
We are also subject to credit risk in connection with accounts receivable from our product sales of EYLEA and ARCALYST. These accounts receivable are due from several distributors and specialty pharmacies, who are our customers. We have contractual payment terms with each of our customers, and we monitor our customers' financial performance and credit worthiness so that we can properly assess and respond to any changes in their credit profile. In addition, we may insure a portion of our accounts receivables within our overall risk management practices. During 2014, 2013, and 2012, we did not recognize any charges for write-offs of accounts receivable related to our marketed products. As of December 31, 2014 and 2013, one individual customer accounted for 70% and 75%, respectively, of our net trade accounts receivable balances.
Foreign Exchange Risk
As discussed further above, Bayer HealthCare markets EYLEA outside the United States and Sanofi markets ZALTRAP worldwide, and we share in profits and losses with these collaborators from such sales (including a percentage of sales in Japan). Therefore, significant changes in foreign exchange rates of the countries outside the United States where our product is sold by our collaborators can impact our operating results and financial condition. As sales outside the United States continue to grow, and as we expand our international operations, we will continue to assess potential steps, including foreign currency hedging and other strategies, to mitigate our foreign exchange risk.
Item 8. Financial Statements and Supplementary Data
The financial statements required by this Item are included on pages F-1 through F-43 of this report. The supplementary financial information required by this Item is included at page F-43 of this report.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer each concluded that, as of the end of such period, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported on a timely basis, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
Management Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 using the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2014. The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 15.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item (other than the information set forth in the next paragraph in this Item 10) will be included in our definitive proxy statement with respect to our 2015 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.
We have adopted a code of business conduct and ethics that applies to our officers, directors, and employees. The full text of our code of business conduct and ethics can be found on our website (http://www.regeneron.com) under the "Investors & Media" heading on the "Corporate Governance" page. We may satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of our code of business conduct and ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, or controller, or persons performing similar functions, by posting such information on our website where it is accessible through the same link noted above.
Item 11. Executive Compensation
The information called for by this item will be included in our definitive proxy statement with respect to our 2015 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information called for by this item will be included in our definitive proxy statement with respect to our 2015 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included in our definitive proxy statement with respect to our 2015 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information called for by this item will be included in our definitive proxy statement with respect to our 2015 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.
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
Indenture, dated as of October 21, 2011, relating to 1.875% Convertible Senior Notes due October 1, 2016, between Regeneron Pharmaceuticals, Inc. (the "Registrant") and Wells Fargo Bank, National Association, as Trustee.

4.2	(aa)	–	Form of 1.875% Convertible Senior Note due October 1, 2016.
10.1 +	(z)	–	Regeneron Pharmaceuticals, Inc. Second Amended and Restated 2000 Long-Term Incentive Plan.

10.1.1 +	(b)	–
Form of option agreement and related notice of grant for use in connection with the grant of options to the Registrant's non-employee directors and named executive officers under the Regeneron Pharmaceuticals, Inc. Second Amended and Restated 2000 Long-Term Incentive Plan.

10.1.2 +	(b)	–
Form of option agreement and related notice of grant for use in connection with the grant of options to the Registrant's executive officers other than the named executive officers under the Regeneron Pharmaceuticals, Inc. Second Amended and Restated 2000 Long-Term Incentive Plan.

10.1.3 +	(c)	–
Form of restricted stock award agreement and related notice of grant for use in connection with the grant of restricted stock awards to the Registrant's executive officers under the Regeneron Pharmaceuticals, Inc. Second Amended and Restated 2000 Long-Term Incentive Plan.

10.1.5 +	(q)	–
Form of option agreement and related notice of grant for use in connection with the grant of time based vesting stock options to the Registrant's non-employee directors and executive officers under the Regeneron Pharmaceuticals, Inc. Second Amended and Restated 2000 Long-Term Incentive Plan.

10.1.6 +	(q)	–
Form of option agreement and related notice of grant for use in connection with the grant of performance based vesting stock options to the Registrant's executive officers under the Regeneron Pharmaceuticals, Inc. Second Amended and Restated 2000 Long-Term Incentive Plan.

10.1.7 +	(y)	–
Form of restricted stock award agreement and related notice of grant for use in connection with the grant of restricted stock awards to the Registrant's executive officers under the Regeneron Pharmaceuticals, Inc. Second Amended and Restated 2000 Long-Term Incentive Plan (revised).

10.1.8 +	(y)	–
Form of option agreement and related notice of grant for use in connection with the grant of performance based vesting stock options to the Registrant's executive officers under the Regeneron Pharmaceuticals, Inc. Second Amended and Restated 2000 Long-Term Incentive Plan (revised).

10.1.9 +	(dd)	–
Form of option agreement and related notice of grant for use in connection with the grant of time based vesting stock options to the Registrant's non-employee directors under the Regeneron Pharmaceuticals, Inc. Second Amended and Restated 2000 Long-Term Incentive Plan (revised)

10.1.10 +	(gg)	–	Amendment No. 1 to the Regeneron Pharmaceuticals, Inc. Second Amended and Restated 2000 Long-Term Incentive Plan.
10.2 +	(hh)	–	Regeneron Pharmaceuticals, Inc. 2014 Long-Term Incentive Plan.
10.2.1 +	(ii)	–
Form of stock option agreement and related notice of grant for use in connection with the grant of non-qualified stock options to the Registrant's executive officers under the Regeneron Pharmaceuticals, Inc. 2014 Long-Term Incentive Plan.

10.2.2 +	(ii)	–
Form of stock option agreement and related notice of grant for use in connection with the grant of incentive stock options to the Registrant's executive officers under the Regeneron Pharmaceuticals, Inc. 2014 Long-Term Incentive Plan.

10.2.3 +	(ii)	–
Form of restricted stock award agreement and related notice of grant for use in connection with the grant of restricted stock awards to the Registrant's executive officers under the Regeneron Pharmaceuticals, Inc. 2014 Long-Term Incentive Plan.

10.2.4 +	(ii)	–
Form of stock option agreement and related notice of grant for use in connection with the grant of non-qualified stock options to the Registrant's non-employee directors under the Regeneron Pharmaceuticals, Inc. 2014 Long-Term Incentive Plan.

10.3 +	(p)	–	Amended and Restated Employment Agreement, dated as of November 14, 2008, between the Registrant and Leonard S. Schleifer, M.D., Ph.D.
10.4* +	(d)	–	Employment Agreement, dated as of December 31, 1998, between the Registrant and P. Roy Vagelos, M.D.
10.5 +	(ee)	–	Offer Letter for Robert E. Landry effective September 9, 2013.
10.6 +	(p)	–	Regeneron Pharmaceuticals, Inc. Change in Control Severance Plan, amended and restated effective as of November 14, 2008.
10.7*	(r)	–	IL-1 Antibody Termination Agreement by and between Novartis Pharma AG, Novartis Pharmaceuticals Corporation and the Registrant, dated as of June 8, 2009.
10.8*	(r)	–	Trap-2 Termination Agreement by and between Novartis Pharma AG, Novartis Pharmaceuticals Corporation and the Registrant, dated as of June 8, 2009.
10.9*	(f)	–	Collaboration Agreement, dated as of September 5, 2003, by and between Aventis Pharmaceuticals Inc. and the Registrant.
10.9.1*	(d)	–	Amendment No. 1 to Collaboration Agreement, by and between Aventis Pharmaceuticals Inc. and the Registrant, effective as of December 31, 2004.

10.9.2	(g)	–	Amendment No. 2 to Collaboration Agreement, by and between Aventis Pharmaceuticals Inc. and the Registrant, effective as of January 7, 2005.
10.9.3*	(h)	–	Amendment No. 3 to Collaboration Agreement, by and between Aventis Pharmaceuticals Inc. and the Registrant, effective as of December 21, 2005.
10.9.4*	(h)	–	Amendment No. 4 to Collaboration Agreement, by and between sanofi-aventis U.S., LLC (successor in interest to Aventis Pharmaceuticals, Inc.) and the Registrant, effective as of January 31, 2006.
10.10*	(i)	–	License and Collaboration Agreement, dated as of October 18, 2006, by and between Bayer HealthCare LLC and the Registrant.
10.10.1*		–	Restated Amendment Agreement, dated December 30, 2014 and entered into effective as of May 7, 2012, by and between Bayer HealthCare LLC and the Registrant.
10.11	(kk)	–	License and Collaboration Agreement, dated as of January 10, 2014, by and between Bayer HealthCare LLC and the Registrant.
10.12	(j)	–	Lease, dated as of December 21, 2006, by and between BMR-Landmark at Eastview LLC and the Registrant.
10.12.1*	(l)	–	First Amendment to Lease, by and between BMR-Landmark at Eastview LLC and the Registrant, effective as of October 24, 2007.
10.12.2	(o)	–	Second Amendment to Lease, by and between BMR-Landmark at Eastview LLC and the Registrant, effective as of September 30, 2008.
10.12.3	(q)	–	Third Amendment to lease, by and between BMR-Landmark at Eastview LLC and the Registrant, entered into as of April 29, 2009.
10.12.4	(s)	–	Fourth Amendment to Lease, by and between BMR-Landmark at Eastview LLC and the Registrant, effective as of December 3, 2009.
10.12.5	(t)	–	Fifth Amendment to Lease, by and between BMR-Landmark at Eastview LLC and the Registrant, entered into as of February 11, 2010.
10.12.6	(w)	–	Sixth Amendment to Lease, by and between BMR-Landmark at Eastview LLC and the Registrant, entered into as of June 4, 2010.
10.12.7	(y)	–	Seventh Amendment to Lease, by and between BMR-Landmark at Eastview LLC and the Registrant, entered into as of December 22, 2010.
10.12.8	(bb)	–	Eighth Amendment to Lease, by and between BMR-Landmark at Eastview LLC and the Registrant, entered into as of August 1, 2011.
10.12.9	(bb)	–	Ninth Amendment to Lease, by and between BMR-Landmark at Eastview LLC and the Registrant, entered into as of September 30, 2011.
10.12.10	(ff)	–	Eleventh Amendment to Lease by and between BMR-Landmark at Eastview LLC and the Registrant, dated April 3, 2013.
10.12.11	(ff)	–	Twelfth Amendment to Lease by and between BMR-Landmark at Eastview LLC and the Registrant, dated May 31, 2013.
10.12.12	(ff)	–	Thirteenth Amendment to Lease by and between BMR-Landmark at Eastview LLC and the Registrant, dated May 31, 2013.
10.13	(ff)	–	Mt. Pleasant Lease by and between BMR-Landmark at Eastview LLC and the Registrant, dated April 3, 2013.
10.14*	(k)	–	Non Exclusive License and Material Transfer Agreement, dated as of March 30, 2007, by and between Astellas Pharma Inc. and the Registrant.
10.14.1*	(x)	–	Amendment to the Non Exclusive License and Material Transfer Agreement, dated as of March 30, 2007 by and between Astellas Pharma Inc. and the Registrant, dated as of July 28, 2010.
10.15*	(v)	–	Amended and Restated Discovery and Preclinical Development Agreement, dated as of November 10, 2009, by and between Aventis Pharmaceuticals Inc. and the Registrant.
10.16*	(v)	–	Amended and Restated License and Collaboration Agreement, dated as of November 10, 2009, by and among Aventis Pharmaceuticals Inc., sanofi-aventis Amerique du Nord, and the Registrant.
10.16.1*	(ff)	–	First Amendment to Amended and Restated License and Collaboration Agreement by and between the Registrant and Aventis Pharmaceuticals Inc., dated May 1, 2013.
10.17	(jj)	–	Amended and Restated Investor Agreement, dated as of January 11, 2014, by and among Sanofi, sanofi-aventis US LLC, Aventis Pharmaceuticals Inc., sanofi-aventis Amerique du Nord, and the Registrant.

10.18*	(n)	–	Amended and Restated Non-Exclusive License Agreement, dated as of July 1, 2008 by and between Cellectis, S.A. and the Registrant.
10.19	(aa)	–	Purchase Agreement, dated as of October 18, 2011, between the Registrant and Goldman, Sachs & Co.
10.20	(aa)	–
Master Terms and Conditions for Convertible Note Hedging Transactions, dated as of October 18, 2011, as supplemented by a confirmation dated October 18, 2011, between Goldman, Sachs & Co. and the Registrant.

10.21	(aa)	–	Master Terms and Conditions for Base Warrants, dated as of October 18, 2011, as supplemented by a confirmation dated October 18, 2011, between Goldman, Sachs & Co. and the Registrant.
10.21.1	(ll)	–	Amendment, dated as of May 15, 2014, to the Master Terms and Conditions for Warrants, between Goldman, Sachs & Co. and the Registrant.
10.21.2		–	Second Amendment, dated as of November 25, 2014, to the Master Terms and Conditions for Warrants, between Goldman, Sachs & Co. and the Registrant.
10.22	(aa)	–
Master Terms and Conditions for Convertible Note Hedging Transactions, dated as of October 18, 2011, as supplemented by a confirmation dated October 18, 2011, between Citibank, N.A. and the Registrant.

10.23	(aa)	–	Master Terms and Conditions for Base Warrants, dated as of October 18, 2011, as supplemented by a confirmation dated October 18, 2011, between Citibank, N.A. and the Registrant.
10.23.1	(ll)	–	Amendment, dated as of May 13, 2014, to the Master Terms and Conditions for Warrants, between Citibank, N.A. and the Registrant.
10.24	(aa)	–
Master Terms and Conditions for Convertible Note Hedging Transactions, dated as of October 18, 2011, as supplemented by a confirmation dated October 18, 2011, between Credit Suisse International and the Registrant.

10.25	(aa)	–	Master Terms and Conditions for Base Warrants, dated as of October 18, 2011, as supplemented by a confirmation dated October 18, 2011, between Credit Suisse International and the Registrant.
10.25.1	(ll)	–	Amendment, dated as of May 14, 2014, to the Master Terms and Conditions for Warrants, between Credit Suisse Capital LLC (as assignee of Credit Suisse International) and the Registrant.
10.25.2		–	Second Amendment, dated as of November 18, 2014, to the Master Terms and Conditions for Warrants, between Credit Suisse Capital LLC (as assignee of Credit Suisse International) and the Registrant.
10.25.3		–	Third Amendment, dated as of November 24, 2014, to the Master Terms and Conditions for Warrants, between Credit Suisse Capital LLC (as assignee of Credit Suisse International) and the Registrant.
10.26	(aa)	–
Master Terms and Conditions for Convertible Note Hedging Transactions, dated as of October 18, 2011, as supplemented by a confirmation dated October 18, 2011, between Morgan Stanley & Co. International plc and the Registrant.

10.27	(aa)	–
Master Terms and Conditions for Base Warrants, dated as of October 18, 2011, as supplemented by a confirmation dated October 18, 2011, between Morgan Stanley & Co. International plc and the Registrant.

10.27.1	(ll)	–	Amendment, dated as of May 16, 2014, to the Master Terms and Conditions for Warrants, between Morgan Stanley & Co. International plc and the Registrant.
10.28*	(dd)	–	Non-exclusive License and Partial Settlement Agreement with Genentech, Inc.
10.28.1*	(ff)	–	Amended and Restated Non-Exclusive License and Settlement Agreement by and between Genentech, Inc. and the Registrant, effective May 17, 2013.
10.28.2*	(ff)	–	Non-Exclusive License and Settlement Agreement by and between Genentech, Inc., the Registrant, Sanofi-Aventis U.S. Inc. and Sanofi U.S. LLC, effective May 17, 2013.
10.28.3	(ff)	–	Agreement dated May 17, 2013 between Bayer Pharma AG, Bayer Australia Limited, the Registrant, Regeneron UK Ltd and Genentech Inc.
10.29*	(ff)	–	Letter Agreement by and between the Registrant and Aventis Pharmaceuticals Inc., dated May 2, 2013.
21.1		–	Subsidiaries of the Registrant.
23.1		–	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24.1		–	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).
31.1		–	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	–	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32	–	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
101	–	Interactive Data File
101.INS	–	XBRL Instance Document
101.SCH	–	XBRL Taxonomy Extension Schema
101.CAL	–	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	–	XBRL Taxonomy Extension Definition Document
101.LAB	–	XBRL Taxonomy Extension Label Linkbase
101.PRE	–	XBRL Taxonomy Extension Presentation Linkbase
_______

(a)	Incorporated by reference from the Form 8-K for the Registrant, filed November 13, 2007.
(b)	Incorporated by reference from the Form 8-K for the Registrant, filed December 16, 2005.
(c)	Incorporated by reference from the Form 8-K for the Registrant, filed December 13, 2004.
(d)	Incorporated by reference from the Form 10-K for the Registrant, for the year ended December 31, 2004, filed March 11, 2005.
(f)	Incorporated by reference from the Form 10-Q for the Registrant, for the quarter ended September 30, 2003, filed November 12, 2003.
(g)	Incorporated by reference from the Form 8-K for the Registrant, filed January 11, 2005.
(h)	Incorporated by reference from the Form 10-K for the Registrant, for the year ended December 31, 2005, filed February 28, 2006.
(i)	Incorporated by reference from the Form 10-Q for the Registrant, for the quarter ended September 30, 2006, filed November 6, 2006.
(j)	Incorporated by reference from the Form 8-K for the Registrant, filed December 22, 2006.
(k)	Incorporated by reference from the Form 10-Q for the Registrant, for the quarter ended March 31, 2007, filed May 4, 2007.
(l)	Incorporated by reference from the Form 10-Q for the Registrant, for the quarter ended September 30, 2007, filed November 7, 2007.
(m)	Incorporated by reference from the Form 10-K for the Registrant, for the year ended December 31, 2007, filed February 27, 2008.
(n)	Incorporated by reference from the Form 10-Q for the Registrant, for the quarter ended June 30, 2008, filed August 1, 2008.
(o)	Incorporated by reference from the Form 10-Q for the Registrant, for the quarter ended September 30, 2008, filed November 5, 2008.
(p)	Incorporated by reference from the Form 10-K for the Registrant, for the year ended December 31, 2008, filed February 26, 2009.
(q)	Incorporated by reference from the Form 10-Q for the Registrant, for the quarter ended March 31, 2009, filed April 30, 2009.
(r)	Incorporated by reference from the Form 10-Q for the Registrant, for the quarter ended June 30, 2009, filed August 4, 2009.
(s)	Incorporated by reference from the Form 8-K for the Registrant, filed December 8, 2009.
(t)	Incorporated by reference from the Form 8-K for the Registrant, filed February 16, 2010.
(u)	Incorporated by reference from the Form 10-K for the Registrant, for the year ended December 31, 2009, filed February 18, 2010.
(v)	Incorporated by reference from the Form 10-K/A for the Registrant, for the year ended December 31, 2009, filed June 2, 2010.
(w)	Incorporated by reference from the Form 10-Q for the Registrant, for the quarter ended June 30, 2010, filed July 28, 2010.
(x)	Incorporated by reference from the Form 10-Q for the Registrant, for the quarter ended September 30, 2010, filed October 28, 2010.

(y)	Incorporated by reference from the Form 10-K for the Registrant, for the year ended December 31, 2010, filed February 17, 2011.
(z)	Incorporated by reference from the Registration Statement on Form S-8 for the Registrant, filed June 13, 2011.
(aa)	Incorporated by reference from the Form 8-K for the Registrant filed October 24, 2011.
(bb)	Incorporated by reference from the Form 10-Q for the Registrant for the quarter ended September 30, 2011, filed October 27, 2011.
(cc)	Incorporated by reference from the Form 10-Q for the Registrant for the quarter ended June 30, 2012, filed July 25, 2012.
(dd)	Incorporated by reference from the Form 10-K for the Registrant, for the year ended December 31, 2011, filed February 21, 2012.
(ee)	Incorporated by reference from the Form 8-K for the Registrant, filed September 12, 2013.
(ff)	Incorporated by reference from the Form 10-Q for the Registrant, for the quarter ended June 30, 2013, filed August 6, 2013.
(gg)	Incorporated by reference from the Form 10-K for the Registrant, for the year ended December 31, 2013, filed February 13, 2014.
(hh)	Incorporated by reference from the Registration Statement on Form S-8 for the Registrant, filed June 16, 2014.
(ii)	Incorporated by reference from the Form 8-K for the Registrant, filed June 18, 2014.
(jj)	Incorporated by reference from the Form 8-K for the Registrant, filed January 13, 2014.
(kk)	Incorporated by reference from the Form 10-Q for the Registrant, for the quarter ended March 31, 2014, filed May 8, 2014.
(ll)	Incorporated by reference from the Form 10-Q for the Registrant, for the quarter ended June 30, 2014, filed August 5, 2014.
_______

*	Portions of this document have been omitted and filed separately with the Commission pursuant to requests for confidential treatment pursuant to Rule 24b-2.
+	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGENERON PHARMACEUTICALS, INC.

Date:	February 12, 2015	By:	/s/ LEONARD S. SCHLEIFER
Leonard S. Schleifer, M.D., Ph.D.
President and Chief Executive Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Leonard S. Schleifer, President and Chief Executive Officer, and Robert E. Landry, Senior Vice President, Finance and Chief Financial Officer, and each of them, his or her true and lawful attorney-in-fact and agent, with the full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities therewith, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that each said attorney-in-fact and agent, or either of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ LEONARD S. SCHLEIFER	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 12, 2015
Leonard S. Schleifer, M.D., Ph.D.
/s/ ROBERT E. LANDRY	Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	February 12, 2015
Robert E. Landry
/s/ DOUGLAS S. McCORKLE	Vice President, Controller, and Assistant Treasurer (Principal Accounting Officer)	February 12, 2015
Douglas S. McCorkle
/s/ GEORGE D. YANCOPOULOS	Chief Scientific Officer, President, Regeneron Laboratories, and Director	February 12, 2015
George D. Yancopoulos, M.D., Ph.D.
/s/ P. ROY VAGELOS	Chairman of the Board	February 12, 2015
P. Roy Vagelos, M.D.
/s/ CHARLES A. BAKER	Director	February 12, 2015
Charles A. Baker
/s/ MICHAEL S. BROWN	Director	February 12, 2015
Michael S. Brown, M.D.
/s/ ALFRED G. GILMAN	Director	February 12, 2015
Alfred G. Gilman, M.D., Ph.D.
/s/ JOSEPH L. GOLDSTEIN	Director	February 12, 2015
Joseph L. Goldstein, M.D.
/s/ ROBERT A. INGRAM	Director	February 12, 2015
Robert A. Ingram
/s/ CHRISTINE A. POON	Director	February 12, 2015
Christine A. Poon
/s/ ARTHUR F. RYAN	Director	February 12, 2015
Arthur F. Ryan
/s/ GEORGE L. SING	Director	February 12, 2015
George L. Sing
/s/ MARC TESSIER-LAVIGNE	Director	February 12, 2015
Marc Tessier-Lavigne, Ph.D.

REGENERON PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Regeneron Pharmaceuticals, Inc.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity and cash flows present fairly, in all material respects, the financial position of Regeneron Pharmaceuticals, Inc. and its subsidiaries at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/ PricewaterhouseCoopers LLP

Florham Park, New Jersey
February 12, 2015

REGENERON PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$648,719	$535,608
Marketable securities	251,761	158,376
Accounts receivable - trade, net	739,379	787,071
Accounts receivable from Sanofi	121,058	104,707
Accounts receivable from Bayer HealthCare	156,962	63,189
Inventories	128,861	70,354
Deferred tax assets	49,235	44,677
Prepaid expenses and other current assets	71,486	32,952
Total current assets	2,167,461	1,796,934

Marketable securities	460,154	389,891
Property, plant, and equipment, at cost, net of accumulated depreciation and amortization	974,309	526,983
Deferred tax assets	266,869	231,878
Other assets	3,034	5,327
Total assets	$3,871,827	$2,951,013

LIABILITIES and STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$484,228	$250,896
Deferred revenue from Sanofi, current portion	15,927	12,815
Deferred revenue - other, current portion	58,098	34,185
Other current liabilities	96,407	939
Total current liabilities	654,660	298,835

Deferred revenue from Sanofi	72,367	76,522
Deferred revenue - other	103,909	107,677
Facility lease obligations	310,938	184,258
Convertible senior notes	146,773	320,315
Other long-term liabilities	40,855	11,330
Total liabilities	1,329,502	998,937

Commitments and contingencies (Note 13)

Stockholders' equity:
Preferred stock, $.01 par value; 30,000,000 shares authorized; issued and outstanding - none	—	—
Class A Stock, convertible, $.001 par value; 40,000,000 shares authorized; shares issued and outstanding - 1,973,368 in 2014 and 2,020,481 in 2013	2	2
Common Stock, $.001 par value; 160,000,000 shares authorized; shares issued - 102,475,154 in 2014 and 97,666,814 in 2013	102	97
Additional paid-in capital	2,404,118	2,045,857
Retained earnings (accumulated deficit)	255,382	(92,692)
Accumulated other comprehensive income (loss)	52,251	(1,188)
Treasury stock, at cost; 2,017,732 shares in 2014 and none in 2013	(169,530)	—
Total stockholders' equity	2,542,325	1,952,076
Total liabilities and stockholders' equity	$3,871,827	$2,951,013

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012
Statements of Operations
Revenues:
Net product sales	$1,750,762	$1,425,839	$858,093
Sanofi collaboration revenue	541,299	430,111	423,814
Bayer HealthCare collaboration revenue	495,555	220,289	70,099
Technology licensing and other revenue	31,941	28,506	26,471
	2,819,557	2,104,745	1,378,477

Expenses:
Research and development	1,271,353	859,947	625,554
Selling, general, and administrative	504,755	329,415	210,755
Cost of goods sold	129,030	118,048	83,927
Cost of collaboration manufacturing	75,988	37,307	528
	1,981,126	1,344,717	920,764

Income from operations	838,431	760,028	457,713

Other income (expense):
Investment and other income (expense)	8,157	(231)	2,012
Interest expense	(37,372)	(46,437)	(45,304)
Loss on extinguishment of debt	(33,469)	—	—
	(62,684)	(46,668)	(43,292)

Income before income taxes	775,747	713,360	414,421

Income tax (expense) benefit	(427,673)	(288,998)	335,848

Net income	$348,074	$424,362	$750,269

Net income per share - basic	$3.46	$4.33	$7.92
Net income per share - diluted	$3.07	$3.81	$6.75

Weighted average shares outstanding - basic	100,612	97,917	94,685
Weighted average shares outstanding - diluted	113,413	111,290	115,382

Statements of Comprehensive Income
Net income	$348,074	$424,362	$750,269
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of tax	53,439	(22)	696
Comprehensive income	$401,513	$424,340	$750,965

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2014, 2013, and 2012
(In thousands)

	Class A Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance, December 31, 2011	2,109	$2	90,692	$91	$1,754,824	$(1,267,323)	—	—	$(1,862)	$485,732
Issuance of Common Stock in connection with exercise of stock options	—	—	5,086	5	67,169	—	—	—	—	67,174
Common Stock tendered upon exercise of stock options in connection with employee tax obligations	—	—	(878)	(1)	(112,833)	—	—	—	—	(112,834)
Issuance of Common Stock in connection with Company 401(k) Savings Plan contribution	—	—	64	—	6,325	—	—	—	—	6,325
Issuance of restricted Common Stock under Long-Term Incentive Plan	—	—	501	—	—	—	—	—	—	—
Restricted Common Stock tendered upon vesting in connection with employee tax obligations	—	—	(282)	—	(50,466)	—	—	—	—	(50,466)
Conversion of Class A Stock to Common Stock	(40)	—	40	—	—	—	—	—	—	—
Stock-based compensation charges	—	—	—	—	94,181	—	—	—	—	94,181
Excess tax benefit from stock-based compensation	—	—	—	—	4,308	—	—	—	—	4,308
Net income	—	—	—	—	—	750,269	—	—	—	750,269
Other comprehensive income	—	—	—	—	—	—	—	—	696	696
Balance, December 31, 2012	2,069	2	95,223	95	1,763,508	(517,054)	—	—	(1,166)	1,245,385
Issuance of Common Stock in connection with exercise of stock options	—	—	3,052	3	54,759	—	—	—	—	54,762
Common Stock tendered upon exercise of stock options in connection with employee tax obligations	—	—	(644)	(1)	(179,422)	—	—	—	—	(179,423)
Issuance of Common Stock in connection with Company 401(k) Savings Plan contribution	—	—	38	—	5,718	—	—	—	—	5,718
Issuance of restricted Common Stock under Long-Term Incentive Plan	—	—	6	—	—	—	—	—	—	—
Restricted Common Stock tendered upon vesting in connection with employee tax obligations	—	—	(57)	—	(15,664)	—	—	—	—	(15,664)
Conversion of Class A Stock to Common Stock	(49)	—	49	—	—	—	—	—	—	—

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (continued)
	Class A Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Stock-based compensation charges	—	—	—	—	200,101	—	—	—	—	200,101
Excess tax benefit from stock-based compensation	—	—	—	—	216,857	—	—	—	—	216,857
Net income	—	—	—	—	—	424,362	—	—	—	424,362
Other comprehensive loss	—	—	—	—	—	—	—	—	(22)	(22)
Balance, December 31, 2013	2,020	2	97,667	97	2,045,857	(92,692)	—	—	(1,188)	1,952,076
Issuance of Common Stock in connection with exercise of stock options	—	—	3,468	4	125,893	—	—	—	—	125,897
Common Stock tendered upon exercise of stock options in connection with employee tax obligations	—	—	(754)	(1)	(267,583)	—	—	—	—	(267,584)
Issuance of Common Stock in connection with conversion of convertible senior notes	—	—	2,018	2	691,354	—	—	—	—	691,356
Issuance of Common Stock in connection with Company 401(k) Savings Plan contribution	—	—	21	—	13,125	—	—	—	—	13,125
Issuance of restricted Common Stock under Long-Term Incentive Plan	—	—	8	—	—	—	—	—	—	—
Conversion of Class A Stock to Common Stock	(47)	—	47	—	—	—	—	—	—	—
Stock-based compensation charges	—	—	—	—	312,303	—	—	—	—	312,303
Excess tax benefit from stock-based compensation	—	—	—	—	448,556	—	—	—	—	448,556
Acquisition of Common Stock in connection with exercise of convertible note hedges	—	—	—	—	169,530	—	(2,018)	$(169,530)	—	—
Reduction of warrants	—	—	—	—	(294,552)	—	—	—	—	(294,552)
Reclassification of warrant liability	—	—	—	—	(148,496)	—	—	—	—	(148,496)
Reduction of equity component of convertible senior notes	—	—	—	—	(691,869)	—	—	—	—	(691,869)
Net income	—	—	—	—	—	348,074	—	—	—	348,074
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	53,439	53,439
Balance, December 31, 2014	1,973	$2	102,475	$102	$2,404,118	$255,382	(2,018)	$(169,530)	$52,251	$2,542,325

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$348,074	$424,362	$750,269
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	52,686	41,204	36,940
Non-cash compensation expense	307,238	198,399	94,157
Non-cash interest expense	18,052	23,061	22,925
Loss on extinguishment of debt	33,469	—	—
Other non-cash charges and expenses, net	30,003	23,690	34,049
Deferred taxes	(66,604)	63,601	(340,156)
Changes in assets and liabilities:
Increase in Sanofi, Bayer HealthCare, and trade accounts receivable	(62,432)	(258,994)	(588,398)
Increase in inventories	(60,900)	(47,956)	(28,932)
(Increase) decrease in prepaid expenses and other assets	(37,767)	7,571	(25,371)
Increase (decrease) in deferred revenue	19,102	(27,974)	(41,077)
Increase in accounts payable, accrued expenses, and other liabilities	162,236	136,684	10,979
Total adjustments	395,083	159,286	(824,884)
Net cash provided by (used in) operating activities	743,157	583,648	(74,615)

Cash flows from investing activities:
Purchases of marketable securities	(564,188)	(577,278)	(470,945)
Sales or maturities of marketable securities	476,417	378,146	439,209
Capital expenditures	(333,006)	(156,323)	(49,337)
Net cash used in investing activities	(420,777)	(355,455)	(81,073)

Cash flows from financing activities:
Payments in connection with facility and capital lease obligations	(1,095)	(2,024)	(2,203)
Repayments of convertible senior notes	(220,639)	—	—
Payments in connection with reduction of outstanding warrants	(294,552)	—	—
Proceeds from issuance of Common Stock	126,045	57,393	63,549
Payments in connection with Common Stock tendered for employee tax obligations	(267,584)	(195,087)	(163,300)
Excess tax benefit from stock-based compensation	448,556	216,857	4,308
Net cash (used in) provided by financing activities	(209,269)	77,139	(97,646)

Net increase (decrease) in cash and cash equivalents	113,111	305,332	(253,334)

Cash and cash equivalents at beginning of period	535,608	230,276	483,610

Cash and cash equivalents at end of period	$648,719	$535,608	$230,276

Supplemental disclosure of cash flow information
Cash paid for interest (net of amounts capitalized)	$20,614	$23,842	$21,946
Cash paid for income taxes	$59,847	$1,057	—

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2014, 2013, and 2012
(Unless otherwise noted, dollars in thousands, except per share data)

1. Organization and Business
Regeneron Pharmaceuticals, Inc. and its subsidiaries (collectively, the "Company" or "Regeneron") is a fully integrated biopharmaceutical company that discovers, invents, develops, manufactures, and commercializes medicines for the treatment of serious medical conditions. The Company has product candidates in development in areas of high unmet medical need, including hypercholesterolemia, oncology, rheumatoid arthritis, asthma, and atopic dermatitis. The Company is a party to collaboration agreements to develop certain of these product candidates (see Note 4). The Company also currently has three marketed products:

•
EYLEA® (aflibercept) Injection, known in the scientific literature as VEGF Trap-Eye, which is available in the United States, European Union ("EU"), Japan, and certain other countries outside the United States for the treatment of neovascular age-related macular degeneration ("wet AMD"), macular edema following central retinal vein occlusion ("CRVO"), and diabetic macular edema ("DME"). In addition, EYLEA for the treatment of macular edema following retinal vein occlusion ("RVO"), which includes macular edema following branch retinal vein occlusion ("BRVO"), is available in the United States, and EYLEA for the treatment of myopic choroidal neovascularization ("mCNV") is available in Japan. Bayer HealthCare has additional regulatory applications for various indications pending in other countries. The Company is collaborating with Bayer HealthCare on the global development and commercialization of EYLEA outside the United States. The Company maintains exclusive rights to EYLEA in the United States and is entitled to all profits from such sales.

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

The Company operates in one business segment, which includes all activities related to the discovery, development, and commercialization of pharmaceutical products for the treatment of serious medical conditions. The Company's business is subject to certain risks including, but not limited to, uncertainties relating to conducting pharmaceutical research, product development, obtaining regulatory approvals, market acceptance, competition, and obtaining and enforcing patents.
2. Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements include the accounts of Regeneron and its wholly-owned subsidiaries. Intercompany balances and transactions are eliminated in consolidation.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Estimates which could have a significant impact on the Company's financial statements include provisions related to product sales, such as rebates, chargebacks, and distribution-related fees; periods over which payments, including non-refundable up-front, license, and milestone payments, are recognized as revenue in connection with collaboration and other agreements; periods over which certain clinical trial costs are recognized; fair value of stock options; inventory that may expire prior to expected sale or has a cost basis in excess of its estimated realizable value; capitalization of inventory costs associated with the Company's products prior to regulatory approval; deferred tax asset valuation allowance; and the assessment of uncertain tax positions.
With respect to the Company's collaborations with Sanofi and Bayer HealthCare:

•
Included in Sanofi collaboration revenue is the Company's share of profits or losses from commercialization of ZALTRAP and commercialization of antibodies, which are provided by Sanofi, and include an estimate of the Company's share of profits or losses for the most recent fiscal quarter.

•
Included in Bayer HealthCare collaboration revenue is the Company's share of profits or losses from commercialization of EYLEA outside the United States, which is provided by Bayer HealthCare, and includes an estimate of the Company's share of profits or losses for the most recent fiscal quarter.

•
Included in research and development expenses is the Company's share of development expenses incurred by its collaborators, Bayer HealthCare and Sanofi, including the Company's share of Bayer HealthCare and Sanofi estimated development expenses for the most recent fiscal quarter.

These estimates for the most recent period are adjusted, if necessary, in the subsequent period to reflect actual amounts.
Cash and Cash Equivalents
The Company considers all highly liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents. The carrying amount reported in the Balance Sheet for cash and cash equivalents approximates its fair value.
Marketable Securities
The Company has an investment policy that includes guidelines on acceptable investment securities, minimum credit quality, maturity parameters, and concentration and diversification. The Company invests its excess cash primarily in marketable securities issued by investment grade institutions. The Company considers its marketable securities to be "available-for-sale," as defined by authoritative guidance issued by the Financial Accounting Standards Board ("FASB"). These assets are carried at fair value and the unrealized gains and losses are included in accumulated other comprehensive income (loss). If a decline in the value of a marketable security in the Company's investment portfolio is deemed to be other-than-temporary, the Company writes down the security to its current fair value and recognizes a loss as a charge against income. The Company reviews its portfolio of marketable securities, using both quantitative and qualitative factors, to determine if declines in fair value below cost are other-than-temporary.
Accounts Receivable - Trade
The Company's trade accounts receivable arise from product sales and represent amounts due from its distributors and specialty pharmacies (collectively, the Company's "customers"), which are all located in the United States. The Company monitors the financial performance and credit worthiness of its large customers so that it can properly assess and respond to changes in their credit profile. The Company provides reserves against trade receivables for estimated losses, if any, that may result from a customer's inability to pay. Amounts determined to be uncollectible are written-off against the reserve.
Inventories
Inventories are stated at the lower of cost or estimated realizable value. The Company determines the cost of inventory using the first-in, first-out, or FIFO, method.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

The Company capitalizes inventory costs associated with the Company's products prior to regulatory approval when, based on management's judgment, future commercialization is considered probable and the future economic benefit is expected to be realized; otherwise, such costs are expensed as research and development. The determination to capitalize inventory costs is based on various factors, including status and expectations of the regulatory approval process, any known safety or efficacy concerns, potential labeling restrictions, and any other impediments to obtaining regulatory approval.
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
Property, Plant, and Equipment
Property, plant, and equipment are stated at cost, net of accumulated depreciation. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets. Costs of construction of certain long-lived assets include capitalized interest, which is amortized over the estimated useful life of the related asset. Expenditures for maintenance and repairs which do not materially extend the useful lives of the assets are charged to expense as incurred. The cost and accumulated depreciation or amortization of assets retired or sold are removed from the respective accounts, and any gain or loss is recognized in operations. The estimated useful lives of property, plant, and equipment are as follows:

Building and improvements	10-30 years
Laboratory and other equipment	3-10 years
Furniture and fixtures	5 years
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
The Company sells EYLEA in the United States to several distributors and specialty pharmacies. The Company sells ARCALYST in the United States to two specialty pharmacies. Under these distribution models, the distributors and specialty pharmacies generally take physical delivery of product. For EYLEA, the distributors and specialty pharmacies generally sell the product directly to healthcare providers, whereas for ARCALYST, the specialty pharmacies sell the product directly to patients.
Revenue from product sales is recorded net of applicable provisions for rebates and chargebacks under governmental programs, distribution-related fees, prompt pay discounts, product returns, and other sales-related deductions. Calculating these provisions involves estimates and judgments. The Company reviews its estimates of rebates, chargebacks, and other applicable provisions each period and records any necessary adjustments in the current period's net product sales.
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
b. Collaboration Revenue
The Company earns collaboration revenue in connection with collaboration agreements to develop and commercialize product candidates and utilize the Company's technology platforms. These arrangements may require the Company to deliver various rights, services, and/or goods across the entire life cycle of a product or product candidate. The terms of these agreements typically include that consideration be provided to the Company in the form of non-refundable up-front licensing payments, research progress (milestone) payments, payments for development and commercialization activities, and sharing of profits or losses arising from the commercialization of products. In arrangements involving multiple deliverables, each required deliverable is evaluated to determine whether it qualifies as a separate unit of accounting. This determination is generally based on whether the deliverables in the arrangement meet certain criteria, including whether the delivered item or items has value to the collaborator on a standalone basis. The arrangement's consideration that is fixed and determinable is allocated to each separate unit of accounting based on the relative selling price of each deliverable. If multiple collaboration activities or rights do not require separation, they are combined into a single unit of accounting and recognized over the performance period, which is the period over which the Company is obligated to deliver goods or services. Historically, non-refundable up-front license payments, where continuing involvement is required of the Company, have been deferred and recognized over the related performance period. The Company estimates its performance period based on the specific terms of each agreement, and adjusts the performance periods, if appropriate, based on the applicable facts and circumstances. Payments which are based on achieving a specific substantive performance milestone, involving a degree of risk, are recognized as revenue when the milestone is achieved and the related payment is due and non-refundable, provided there is no future service obligation associated with that milestone. Substantive performance milestones typically consist of significant achievements in the development life-cycle of the related product candidate, such as completion of clinical trials, filing for approval with regulatory agencies, and receipt of approvals by regulatory agencies. In determining whether a payment is deemed to be a substantive performance milestone, the Company takes into consideration (i) the enhancement in value to the related development product candidate, (ii) the Company's performance and the relative level of effort required to achieve the milestone, (iii) whether the milestone relates solely to past performance, and (iv) whether the milestone payment is considered reasonable relative to all of the deliverables and payment terms. Payments for achieving milestones which are not considered substantive are deferred and recognized over the related performance period.
The Company enters into collaboration agreements that include varying arrangements regarding which parties perform and bear the costs of research and development activities. The Company may share the costs of research and development activities with a collaborator, or the Company may be reimbursed for all or a significant portion of the costs of the Company's research and development activities. The Company records its internal and third-party development costs associated with these collaborations as research and development expenses. When the Company is entitled to reimbursement of all or a portion of the research and

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

development expenses that it incurs under a collaboration, the Company records those reimbursable amounts as collaboration revenue proportionately as the Company recognizes its expenses. If the collaboration is a cost-sharing arrangement in which both the Company and its collaborator perform development work and share costs, the Company also recognizes, as additional research and development expense in the period when its collaborator incurs development expenses, the portion of the collaborator's development expenses that the Company is obligated to reimburse. The Company may also be obligated to use commercially reasonable efforts to supply commercial bulk product to its collaborators. In such cases, the Company is reimbursed for its manufacturing costs as commercial product is shipped to its collaborators; however, recognition of such cost reimbursements as collaboration revenue is deferred until the product is sold by the Company's collaborators to third-party customers, at which time the Company's risk of inventory loss no longer exists. In addition, at that time, the related manufacturing costs for the sold product, which had been capitalized into inventory, are recognized by the Company.
Under the Company's collaboration agreements, product sales and cost of sales for products which are currently approved are recorded by the Company's collaborators. The Company shares in any profits or losses arising from the commercialization of such products. The Company records its share of the profits or losses from commercialization of such products, representing net product sales less cost of goods sold and shared commercialization and other expenses, as collaboration revenue.
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
c. VelocImmune® Technology Licensing
The Company enters into non-exclusive license agreements with third parties that allow the third party to utilize the Company's VelocImmune technology in its internal research programs. The terms of these agreements may include up-front payments and entitle the Company to receive royalties on any future sales of products discovered by the third party using the Company's VelocImmune technology. Up-front payments under these agreements, where continuing involvement is required of the Company, are deferred and recognized ratably over their respective license periods.
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
Clinical trial costs are a significant component of research and development expenses and include costs associated with third-party contractors. The Company outsources a substantial portion of its clinical trial activities, utilizing external entities such as contract research organizations ("CROs"), independent clinical investigators, and other third-party service providers to assist the Company with the execution of its clinical studies. For each clinical trial that the Company conducts, certain clinical trial costs are expensed immediately, while others are expensed over time based on the expected total number of patients in the trial, the rate at which patients enter the trial, and/or the period over which clinical investigators or CROs are expected to provide services.
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

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

Per Share Data
Basic net income per share is computed by dividing net income by the weighted average number of shares of Common Stock and Class A Stock outstanding. Net income per share is presented on a combined basis, inclusive of Common Stock and Class A Stock outstanding, as each class of stock has equivalent economic rights. Basic net income per share excludes restricted stock awards until vested. Diluted net income per share includes the potential dilutive effect of common stock equivalents as if such securities were converted or exercised during the period, when the effect is dilutive. Common stock equivalents include: (i) outstanding stock options and restricted stock awards under the Company's Long-Term Incentive Plans, which are included under the "treasury stock method" when dilutive, (ii) Common Stock to be issued upon the assumed conversion of the Company's convertible senior notes, which are included under the "if-converted method" when dilutive, and (iii) Common Stock to be issued upon the exercise of outstanding warrants, which are included under the "treasury stock method" when dilutive.
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
Concentrations of credit risk with respect to accounts receivable are significant. Accounts receivable from product sales of EYLEA and ARCALYST are due from several distributors and specialty pharmacies, who are the Company's customers. As of December 31, 2014 and 2013, one individual customer accounted for 70% and 75%, respectively, of the Company's net trade accounts receivable balances. The Company has contractual payment terms with each of its customers, and the Company monitors its customers' financial performance and credit worthiness so that it can properly assess and respond to any changes in their credit profile. In addition, the Company may insure a portion of its accounts receivables within its overall risk management practices. As of December 31, 2014 and 2013, there were no reserves against trade accounts receivable. In addition, during the years ended December 31, 2014, 2013, and 2012, the Company did not recognize any charges for write-offs of trade accounts receivable.
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
3. Product Sales
The Company received marketing approval from the U.S. Food and Drug Administration (FDA) for EYLEA (aflibercept) Injection for the treatment of wet AMD in November 2011, for the treatment of macular edema following CRVO in September 2012, for the treatment of DME in July 2014, and for the treatment of macular edema following RVO, which includes macular edema following BRVO, in October 2014. EYLEA net product sales in the United States totaled $1,736.4 million, $1,408.7 million, and $837.9 million for the years ended December 31, 2014, 2013, and 2012, respectively.
In February 2008, the Company received marketing approval from the FDA for ARCALYST Injection for Subcutaneous Use for the treatment of CAPS. ARCALYST net product sales totaled $14.4 million, $17.1 million, and $20.2 million for the years ended December 31, 2014, 2013, and 2012, respectively.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

For the years ended December 31, 2014, 2013, and 2012, the Company recorded 73%, 76%, and 78%, respectively, of its total gross product revenue from sales to Besse Medical, a subsidiary of AmerisourceBergen Corporation.
Revenue from product sales is recorded net of applicable provisions for rebates and chargebacks under governmental programs, distribution-related fees, prompt pay discounts, and other sales-related deductions. The following table summarizes the provisions, and credits/payments, for these sales-related deductions for the years ended December 31, 2014, 2013, and 2012.

	Rebates & Chargebacks	Distribution- Related Fees	Other Sales- Related Deductions	Total
Balance as of December 31, 2011	$585	$1,451	$182	$2,218
Provision related to current period sales	14,153	45,028	3,070	62,251
Credits/payments	(11,755)	(31,181)	(2,707)	(45,643)
Balance as of December 31, 2012	2,983	15,298	545	18,826
Provision related to current period sales	25,936	62,984	955	89,875
Credits/payments	(24,519)	(58,619)	(962)	(84,100)
Balance as of December 31, 2013	4,400	19,663	538	24,601
Provision related to current period sales	33,117	77,160	1,578	111,855
Credits/payments	(34,434)	(75,657)	(1,584)	(111,675)
Balance as of December 31, 2014	$3,083	$21,166	$532	$24,781
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
4. Collaboration Agreements
The Company has entered into various agreements related to its activities to research, develop, manufacture, and commercialize product candidates and utilize its technology platforms. Significant agreements of this kind are described below.
a. Sanofi
Sanofi owned a total of 22,859,144 shares of the Company's Common Stock as of December 31, 2014, a portion of which was purchased in connection with the companies' ZALTRAP and antibody collaborations described below. See Note 14 for a description of the investor agreement between Sanofi and the Company.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

The collaboration revenue the Company earned from Sanofi is detailed below:

	Year Ended December 31,
Sanofi Collaboration Revenue	2014	2013	2012
ZALTRAP:
Regeneron's share of losses in connection with commercialization of ZALTRAP	$(4,715)	$(30,810)	$(25,634)
Substantive milestone	—	—	50,000
Reimbursement of Regeneron research and development expenses	4,806	5,639	10,702
Other	5,102	9,682	13,268
Total ZALTRAP	5,193	(15,489)	48,336
Antibody:
Reimbursement of Regeneron research and development expenses	547,761	453,489	365,245
Reimbursement of Regeneron commercialization-related expenses	19,480	1,868	—
Regeneron's share of losses in connection with commercialization of antibodies	(41,378)	—	—
Up-front payments to Sanofi for acquisition of rights related to two antibodies	—	(20,000)	—
Other	10,243	10,243	10,233
Total Antibody	536,106	445,600	375,478
	$541,299	$430,111	$423,814
ZALTRAP (aflibercept)
In September 2003, the Company entered into a collaboration agreement (the "ZALTRAP Agreement") with Aventis Pharmaceuticals Inc. (predecessor to Sanofi U.S.), to jointly develop and commercialize ZALTRAP. In connection with this agreement, Sanofi made a non-refundable up-front payment of $80.0 million and purchased 2,799,552 newly issued unregistered shares of the Company's Common Stock for $45.0 million. In January 2005, the Company and Sanofi amended the ZALTRAP Agreement to exclude intraocular delivery of aflibercept to the eye ("Intraocular Delivery") from joint development under the agreement, and product rights to aflibercept in Intraocular Delivery reverted to Regeneron. In connection with this amendment, Sanofi made a $25.0 million non-refundable payment to Regeneron (the "Intraocular Termination Payment"). In December 2005, the Company and Sanofi amended the ZALTRAP Agreement to expand the territory in which the companies are collaborating on the development of ZALTRAP to include Japan. In connection with this amendment, Sanofi agreed to make a $25.0 million non-refundable up-front payment to the Company, which was received in January 2006.
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
Under the ZALTRAP Agreement, as amended, the Company and Sanofi share co-promotion rights and profits and losses on sales of ZALTRAP outside of Japan, for disease indications included in the companies' collaboration. The Company is entitled to receive a percentage of approximately 35% on annual sales of ZALTRAP in Japan, subject to certain potential adjustments. According to the terms of the ZALTRAP Agreement, the Company may also receive up to $350 million in additional substantive milestone payments upon receipt of specified marketing approvals.
Under the ZALTRAP Agreement, as amended, agreed upon worldwide development expenses incurred by both companies during the term of the agreement are funded by Sanofi. Regeneron is obligated to reimburse Sanofi out of its share of ZALTRAP profits, if any, for 50% of the development expenses that Sanofi funded, in accordance with a formula based on the amount of

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

development expenses and Regeneron's share of collaboration profits, or at a faster rate at Regeneron's option. In connection with the January 2005 amendment to the ZALTRAP Agreement, the Intraocular Termination Payment of $25.0 million is also subject to 50% reimbursement by Regeneron to Sanofi if the collaboration is profitable. In particular, the Company's total contingent reimbursement obligation to Sanofi for ZALTRAP was approximately $461 million as of December 31, 2014. Regeneron has the option to conduct additional pre-Phase III studies at its own expense.
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
In connection with the ZALTRAP Agreement, (i) at December 31, 2014, there was a net receivable of $10.5 million from Sanofi, and at December 31, 2013, there was a net payable of $1.4 million to Sanofi, and (ii) deferred revenue at December 31, 2014 and 2013 was $23.9 million and $18.2 million, respectively.
Antibodies
In November 2007, the Company entered into a global, strategic collaboration (the "Antibody Collaboration") with Sanofi to discover, develop, and commercialize fully human monoclonal antibodies. The Antibody Collaboration is governed by a Discovery and Preclinical Development Agreement (the "Discovery Agreement") and a License and Collaboration Agreement (the "License Agreement"). In connection with the execution of the Discovery Agreement in 2007, the Company received a non-refundable up-front payment of $85.0 million from Sanofi. In addition, under the Discovery Agreement, Sanofi is funding the Company's research to identify and validate potential drug discovery targets and develop fully human monoclonal antibodies against these targets. In November 2009, the Company and Sanofi amended these collaboration agreements to expand and extend the Antibody Collaboration. Pursuant to the Discovery Agreement, as amended, Sanofi agreed to fund up to $160 million per year of the Company's research activities in 2010 through 2017. Sanofi has an option to extend certain antibody development and preclinical activities relating to selected program targets for up to an additional three years after 2017.
For each drug candidate identified under the Discovery Agreement, Sanofi has the option to license rights to the candidate under the License Agreement. If it elects to do so, Sanofi will co-develop the drug candidate with the Company through product approval. Under certain defined circumstances, upon exercising its option to license rights to particular candidates, Sanofi must make a $10 million substantive milestone payment to the Company. If Sanofi does not exercise its option to license rights to a particular drug candidate under the License Agreement, the Company retains the exclusive right to develop and commercialize such drug candidate, and Sanofi will receive a royalty on sales, if any. The Company and Sanofi are currently co-developing five therapeutic antibodies under the License Agreement.
Under the License Agreement, agreed upon worldwide development expenses incurred by both companies during the term of the agreement are funded by Sanofi, except that following receipt of the first positive Phase 3 trial results for a co-developed drug candidate, subsequent Phase 3 trial-related costs for that drug candidate ("Shared Phase 3 Trial Costs") are shared 80% by Sanofi and 20% by Regeneron. Consequently, commencing in 2013, the Company recognized as additional research and development expense $109.7 million and $17.6 million in 2014 and 2013, respectively, of antibody development expenses that the Company was obligated to reimburse to Sanofi related to PRALUENTTM (alirocumab) and sarilumab. If the Antibody Collaboration becomes profitable, Regeneron will be obligated to reimburse Sanofi for 50% of worldwide development expenses that were fully funded by Sanofi and 30% of Shared Phase 3 Trial Costs, in accordance with a defined formula based on the amounts of these expenses and the Company's share of collaboration profits from commercialization of collaboration products. However, the Company is not required to apply more than 10% of its share of the profits from the antibody collaboration in any calendar quarter to reimburse Sanofi for these development costs. In particular, the Company's contingent reimbursement obligation to Sanofi was approximately $1,304 million as of December 31, 2014.
Sanofi will lead commercialization activities for products developed under the License Agreement, subject to the Company's right to co-promote such products. The parties will equally share profits and losses from sales within the United States. The parties will share profits outside the United States on a sliding scale based on sales starting at 65% (Sanofi)/35% (Regeneron) and ending at 55% (Sanofi)/45% (Regeneron), and losses outside the United States at 55% (Sanofi)/45% (Regeneron). Effective in the second and fourth quarters of 2014, the Company and Sanofi began sharing pre-launch commercialization expenses related to PRALUENT

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

and sarilumab, respectively. In addition to profit sharing, the Company is entitled to receive up to $250 million in sales milestone payments, with milestone payments commencing only if and after aggregate annual sales outside the United States exceed $1.0 billion on a rolling twelve-month basis.
Regeneron is obligated to use commercially reasonable efforts to supply clinical requirements of each drug candidate under the Antibody Collaboration until commercial supplies of that drug candidate are being manufactured. In connection with the November 2009 amendment of the collaboration's Discovery Agreement, Sanofi funded $30.0 million of agreed-upon costs the Company incurred to expand its manufacturing capacity at its Rensselaer, New York facilities. Additionally, during 2014, Sanofi agreed to fund up to $17.5 million of agreed-upon 2014 and 2015 costs incurred by the Company in connection with expanding the Company's manufacturing capacity at its Rensselaer, New York facility.
With respect to each antibody product which enters development under the License Agreement, Sanofi or the Company may, by giving twelve months' notice, opt-out of further development and/or commercialization of the product, in which event the other party retains exclusive rights to continue the development and/or commercialization of the product. The Company may also opt-out of the further development of an antibody product if it gives notice to Sanofi within thirty days of the date that Sanofi enters joint development of such antibody product under the License Agreement. Each of the Discovery Agreement and the License Agreement contains other termination provisions, including for material breach by the other party. Prior to December 31, 2017, Sanofi has the right to terminate the amended Discovery Agreement without cause with at least three months advance written notice; however, except under defined circumstances, Sanofi would be obligated to immediately pay to the Company the full amount of unpaid research funding during the remaining term of the research agreement through December 31, 2017. Upon termination of the collaboration in its entirety, the Company's obligation to reimburse Sanofi for development costs out of any future profits from collaboration products will terminate. Upon expiration of the amended Discovery Agreement, Sanofi has an option to license the Company's VelocImmune technology for an annual license fee plus royalties on any future sales of products developed using VelocImmune technology.
In connection with the Antibody Collaboration, in August 2008, the Company entered into a separate agreement with Sanofi, which extended through December 2012, to use Regeneron's proprietary VelociGene® technology platform to supply Sanofi with genetically modified mammalian models of gene function and disease (the "VelociGene Agreement"). The VelociGene Agreement provided for minimum annual order quantities for the term of the agreement, for which the Company received payments totaling $21.5 million.
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
In May 2013, the Company acquired from Sanofi full exclusive rights to two families of novel antibodies invented at Regeneron and previously included in the Company's antibody collaboration with Sanofi. The Company acquired full rights to antibodies targeting the platelet derived growth factor (PDGF) family of receptors and ligands in ophthalmology and all other indications and to antibodies targeting the angiopoietin-2 (Ang2) receptor and ligand in ophthalmology. At the time of acquisition, antibodies to the PDGF receptor and Ang2 were in preclinical development for use in ophthalmology. With respect to PDGF antibodies, the Company made a $10.0 million up-front payment to Sanofi in 2013, as well as two $5.0 million development milestone payments to Sanofi in 2014 (which were recorded as research and development expense). The Company is also obligated to pay up to $30.0 million in additional potential development milestones as well as royalties on any future sales of PDGF antibodies. In addition, with respect to Ang2 antibodies in ophthalmology, the Company made a $10.0 million up-front payment to Sanofi in 2013.
In July 2014, in connection with the Company's antibody collaboration with Sanofi, the Company purchased an FDA priority review voucher from a third party for $67.5 million. The Company and Sanofi equally shared the priority review voucher's purchase price, and the Company's share of the cost, or $33.8 million, was recorded as a research and development expense during the third quarter of 2014. The Company subsequently transferred the voucher to Sanofi, which used the priority review voucher in connection with the recent Biologics License Application submission to the FDA for PRALUENT.
In connection with the Antibody Collaboration, at December 31, 2014 and 2013, amounts receivable from Sanofi totaled $110.6 million and $106.1 million and deferred revenue was $64.4 million and $71.2 million, respectively.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

b. Bayer HealthCare LLC
The Company and Bayer HealthCare globally collaborate on the development and commercialization of EYLEA outside of the United States. The Company and Bayer HealthCare share the costs of the development of EYLEA. Bayer HealthCare commenced sales of EYLEA for the treatment of wet AMD in the fourth quarter of 2012, for the treatment of macular edema secondary to CRVO in the fourth quarter of 2013, and for the treatment of DME in the third quarter of 2014 following receipt of regulatory approvals outside the United States. In addition, Bayer HealthCare commenced sales of EYLEA for the treatment of mCNV in the fourth quarter of 2014. Bayer HealthCare markets EYLEA outside the United States, where, for countries other than Japan, the Company and Bayer HealthCare will share equally in profits and losses from sales of EYLEA. The Company is entitled to receive a percentage of between 33.5% and 40.0% of EYLEA annual sales in Japan. Within the United States, the Company is responsible for commercialization of EYLEA and retains exclusive rights to all profits from such commercialization in the United States.
In January 2014, the Company entered into a license and collaboration agreement with Bayer HealthCare governing the joint development and commercialization outside the United States of an antibody product candidate to Platelet Derived Growth Factor Receptor Beta (PDGFR-beta).
The collaboration revenue the Company earned from Bayer HealthCare is detailed below:

	Year Ended December 31,
Bayer HealthCare Collaboration Revenue	2014	2013	2012
EYLEA:
Regeneron's net profit in connection with commercialization of EYLEA outside the United States	$301,302	$101,494	—
Sales and substantive development milestones	105,000	70,000	$25,000
Cost-sharing of Regeneron EYLEA development expenses	23,383	20,905	34,892
Other	52,390	27,890	10,207
Total EYLEA	482,075	220,289	70,099
PDGFR-beta antibody:
Cost-sharing of REGN2176-3 development expenses	2,848	—	—
Other	10,632	—	—
Total PDGFR-beta	13,480	—	—
	$495,555	$220,289	$70,099
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
Since 2009, all agreed upon EYLEA development expenses incurred by the Company and Bayer HealthCare, under a global development plan, are being shared equally. The Company is also obligated to use commercially reasonable efforts to supply clinical and commercial bulk product of EYLEA. Bayer HealthCare has the right to terminate the license and collaboration agreement without cause with at least six months or twelve months advance notice depending on defined circumstances at the time of termination. In the event of termination of the agreement for any reason, the Company retains all rights to EYLEA.
The Company is obligated to reimburse Bayer HealthCare out of its share of the collaboration profits (including the Company's percentage of sales of EYLEA in Japan) for 50% of the agreed upon development expenses that Bayer HealthCare has incurred in accordance with a formula based on the amount of development expenses that Bayer HealthCare has incurred and the Company's

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

share of the collaboration profits, or at a faster rate at the Company's option. The Company's contingent reimbursement obligation to Bayer HealthCare was approximately $263 million as of December 31, 2014.
In 2012, the Company earned and received a $15.0 million and $10.0 million substantive milestone payment related to marketing and pricing approval, respectively, of EYLEA for the treatment of wet AMD in Japan. In 2013, the Company earned and received a $15.0 million and a $10.0 million substantive milestone payment related to marketing and pricing approval, respectively, of EYLEA for the treatment of macular edema secondary to CRVO. In addition, in 2013, the Company earned and recorded as revenue, three $15.0 million sales milestone payments from Bayer HealthCare upon total aggregate net sales of EYLEA outside the United States exceeding $200 million, $300 million, and $400 million, respectively, over a twelve-month period. During 2014, the Company earned, and recorded as revenue, six $15.0 million sales milestones from Bayer HealthCare upon total aggregate net sales of EYLEA outside the United States exceeding $500 million, $600 million, $700 million, $800 million, $900 million, and $1.0 billion, respectively, over a twelve-month period. In addition, in connection with a November 2013 agreement under which Bayer HealthCare obtained rights to use certain of the Company's EYLEA clinical data for a regulatory filing, the Company earned, and recorded as revenue, a $15.0 million sales milestone from Bayer HealthCare upon total aggregate net sales of specific commercial supplies of EYLEA outside the United States exceeding $100 million over a twelve-month period. The Company is eligible to receive one additional $15.0 million sales milestone payment if twelve-month sales of specific commercial supplies of EYLEA outside the United States exceed $200 million.
In January 2014, Bayer HealthCare decided to participate in the global development and commercialization of EYLEA outside the United States for the treatment of macular edema following BRVO. In connection with this decision, Bayer HealthCare reimbursed Regeneron $15.7 million for a defined share of the EYLEA global development costs that the Company had incurred prior to February 2014 for the BRVO indication, which was recognized as Bayer HealthCare collaboration revenue in 2014 and is included with "Cost-sharing of Regeneron EYLEA development expenses" for the year ended December 31, 2014 in the table above. In addition, all future agreed upon global EYLEA development expenses incurred in connection with BRVO are being shared equally, and any future profits or losses on sales of EYLEA outside of the United States for the treatment of macular edema following BRVO will also be shared (for countries other than Japan). The Company is entitled to receive a tiered percentage of EYLEA net sales in Japan.
The $75.0 million up-front licensing payment and the $20.0 million milestone payment received in 2007 from Bayer HealthCare are being recognized as collaboration revenue over the related estimated performance period in accordance with the Company's revenue recognition policy as described in Note 2. In periods when the Company recognizes EYLEA development expenses that the Company incurs under the collaboration, the Company also recognizes, as collaboration revenue, the portion of those EYLEA development expenses that is reimbursable from Bayer HealthCare. In periods when Bayer HealthCare incurs agreed upon EYLEA development expenses that benefit the collaboration and Regeneron, the Company also recognizes, as additional research and development expense, the portion of Bayer HealthCare's EYLEA development expenses that the Company is obligated to reimburse. In 2014, 2013, and 2012, the Company recognized as additional research and development expense $18.6 million, $15.3 million, and $21.9 million, respectively, of EYLEA development expenses that the Company was obligated to reimburse to Bayer HealthCare.
In connection with the companies' EYLEA collaboration, $155.8 million and $63.2 million was receivable from Bayer HealthCare at December 31, 2014 and 2013, respectively. In addition, at December 31, 2014 and 2013, deferred revenue from the Company's EYLEA collaboration with Bayer HealthCare was $60.2 million and $36.4 million, respectively.
PDGFR-beta antibody outside the United States
In January 2014, the Company entered into an agreement with Bayer HealthCare governing the joint development and commercialization outside the United States of an antibody product candidate to PDGFR-beta, including in combination with EYLEA, for the treatment of ocular diseases or disorders. REGN2176-3, a combination product candidate comprised of an antibody to PDGFR-beta co-formulated with EYLEA, is being developed under the agreement. Under the agreement, the Company will conduct the initial development of the PDGFR-beta antibody through completion of the first proof-of-concept study, upon which Bayer HealthCare will have a right to opt-in to license and collaborate on further development and commercialization outside the United States.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

In connection with the agreement, Bayer HealthCare made a $25.5 million non-refundable upfront payment to the Company in January 2014, and is obligated to pay 25% of global development costs and 50% of development costs exclusively for the territory outside the United States under the initial development plan. In addition, Bayer HealthCare is obligated to reimburse the Company for 50% of development milestone payments to Sanofi related to the Company's acquisition of rights to antibodies targeting the PDGF family of receptors in May 2013, as described above. In that regard, Bayer HealthCare made two $2.5 million development milestone payments to the Company in 2014 (both of which, for the purpose of revenue recognition, were not considered substantive). Further, in connection with the Company's initial development of the PDGFR-beta antibody through completion of the first proof-of-concept study, the Company is eligible to receive up to $15.0 million in future development milestone payments from Bayer HealthCare, although certain of these development milestone payments could be reduced by half if Bayer HealthCare does not opt-in to the collaboration.
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
Under the agreement, Bayer HealthCare has also agreed to a "standstill" provision, which prohibits Bayer HealthCare and its affiliates from seeking to influence the control of the Company or acquiring more than 20% of the Company's then outstanding shares of Class A Stock and Common Stock (taken together).
Unless terminated earlier in accordance with its provisions, the agreement will continue to be in effect until such time as neither party or its respective affiliates or sublicensees is developing or commercializing a PDGFR-beta antibody in the specified field outside of the United States and such discontinuation is acknowledged as permanent by both the Company and Bayer HealthCare in writing.
In connection with the companies' PDGFR-beta collaboration, $1.2 million was receivable from Bayer HealthCare at December 31, 2014. In addition, at December 31, 2014, deferred revenue from the Company's PDGFR-beta collaboration with Bayer HealthCare was $19.9 million.
c. Avalanche Biotechnologies, Inc.
In May 2014, the Company entered into a research collaboration and license agreement with Avalanche Biotechnologies, Inc. to discover, develop, and commercialize novel gene therapy products for the treatment of ophthalmologic diseases. In connection with the agreement, the Company made a $2.0 million upfront payment and a $6.0 million pre-payment of collaboration research costs, and is obligated to pay potential additional research costs, an aggregate amount of up to $80.0 million per product upon meeting certain potential development and regulatory milestones (for products directed to as many as eight therapeutic targets, or up to an aggregate of $640.0 million), and royalties on any future sales of such products. The Company also purchased an aggregate

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

of $5.0 million of Avalanche preferred stock. Under the agreement, the Company collaborates with Avalanche to conduct research for the discovery of novel gene therapy vectors. Subsequent to the filing of an Investigational New Drug application ("IND") with the FDA for a product candidate developed under the agreement, Regeneron may exercise its right to obtain exclusive worldwide rights to further research, develop, and commercialize such product candidates directed to the applicable therapeutic target. In addition, Avalanche has the option to share in development costs and profits for products directed toward up to two therapeutic targets of its choice.
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
d. Other
In addition to the collaboration agreements discussed above, the Company has various other collaboration agreements that are not individually, or in the aggregate, significant to its operating results or financial condition at this time. Pursuant to the terms of those agreements, the Company may be required to pay, or it may receive, additional amounts upon the achievement of various development and commercial milestones which in the aggregate could be significant. The Company may also incur, or get reimbursed for, significant research and development costs if the related product candidate(s) were to advance to late stage clinical trials. In addition, if any products related to these collaborations are approved for sale, the Company may be required to pay, or it may receive, royalties on future sales. The payment or receipt of these amounts, however, is contingent upon the occurrence of various future events.
5. Technology Licensing Agreement
In March 2007, the Company entered into a six-year, non-exclusive license agreement with Astellas Pharma Inc. to allow Astellas to utilize the Company's VelocImmune technology in its internal research programs to discover human monoclonal antibodies. In July 2010, the license agreement with Astellas was amended and extended through June 2023. Under the terms of the amended agreement, Astellas made a $165.0 million up-front payment to the Company in August 2010, which was deferred upon receipt and is being recognized as revenue ratably over the seven-year period beginning in mid-2011. In addition, Astellas will make a $130.0 million second payment to the Company in June 2018 unless the license agreement has been terminated prior to that date. Astellas has the right to terminate the agreement at any time by providing 90 days' advance written notice. Under certain limited circumstances, such as a material breach of the agreement by the Company, Astellas may terminate the agreement and receive a refund of a portion of its up-front payment or, if such termination occurs after June 2018, a portion of its second payment, to the Company under the July 2010 amendment to the agreement. The Company is entitled to receive a mid-single digit royalty on any future sales of antibody products discovered by Astellas using the Company's VelocImmune technology. In connection with the Astellas license agreement, for each of the years ended December 31, 2014, 2013, and 2012, the Company recognized $23.6 million of technology licensing revenue. In addition, deferred revenue at December 31, 2014 and 2013 was $81.0 million and $104.6 million, respectively.
6. Marketable Securities
Marketable securities as of December 31, 2014 and December 31, 2013 consist of both debt securities issued by investment grade institutions as well as equity securities. The Company also held restricted marketable securities as of December 31, 2014, consisting of the Company's investment in Avalanche common shares (see Note 4), which were subject to customary transfer restrictions until January 2015 under a lock-up agreement with the underwriters of Avalanche's IPO.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

The following tables summarize the Company's investments in marketable securities:

	Amortized	Unrealized		Fair
As of December 31, 2014	Cost Basis	Gains	Losses	Value
Unrestricted
Corporate bonds	$548,832	$136	$(1,462)	$547,506
U.S. government and government agency obligations	28,596	3	(46)	28,553
Municipal bonds	37,044	37	(43)	37,038
Equity securities	2,005	5,374	—	7,379
	616,477	5,550	(1,551)	620,476
Restricted
Equity securities	15,000	76,439	—	91,439
	$631,477	$81,989	$(1,551)	$711,915

As of December 31, 2013
Unrestricted
Corporate bonds	$369,321	$233	$(361)	$369,193
U.S. government and government agency obligations	107,493	55	(27)	107,521
Commercial paper	23,891	53	—	23,944
Municipal bonds	36,935	45	(59)	36,921
International government agency obligations	2,007	1	—	2,008
Certificates of deposit	7,509	5	—	7,514
Equity securities	1,166	—	—	1,166
	$548,322	$392	$(447)	$548,267
The Company classifies its debt security investments based on their contractual maturity dates. The debt securities listed as of December 31, 2014 mature at various dates through August 2024. The fair values of debt security investments by contractual maturity consist of the following:

	As of December 31,
	2014	2013
Maturities within one year	$251,761	$158,376
Maturities after one year through five years	360,208	383,410
Maturities after five years through ten years	1,128	4,138
Maturities after ten years	—	1,177
	$613,097	$547,101

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

The following table shows the fair value of the Company's marketable securities that have unrealized losses and that are deemed to be only temporarily impaired, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Less than 12 Months		12 Months or Greater		Total
As of December 31, 2014	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$390,613	$(1,462)	—	—	$390,613	$(1,462)
U.S. government and government agency obligations	25,549	(46)	—	—	25,549	(46)
Municipal bonds	10,779	(43)	—	—	10,779	(43)
	$426,941	$(1,551)	—	—	$426,941	$(1,551)

As of December 31, 2013
Corporate bonds	$176,140	$(361)	—	—	$176,140	$(361)
U.S. government and government agency obligations	49,241	(27)	—	—	49,241	(27)
Municipal bonds	14,431	(59)	—	—	14,431	(59)
	$239,812	$(447)	—	—	$239,812	$(447)
During the year ended December 31, 2013, the Company recorded an other-than-temporary impairment charge of $2.9 million related to its investment in an equity security. There were no other-than-temporary impairment charges recorded on the Company's investments during 2014 or 2012.
Realized gains and losses are included as a component of investment income. For the year ended December 31, 2014, total realized gains on sales of marketable securities were $1.2 million, and there were no realized losses. For the year ended December 31, 2013, total realized gains on sales of marketable securities were $1.0 million, and there were no realized losses. For the year ended December 31, 2012, total realized gains and losses on sales of marketable securities were not material.
Changes in the Company's accumulated other comprehensive income (loss) for the years ended December 31, 2014, 2013, and 2012 related to unrealized gains and losses on available-for-sale marketable securities. For the years ended December 31, 2014 2013, and 2012, amounts reclassified from accumulated other comprehensive income (loss) into investment income in the Company's Statements of Operations were related to the impairment charge on the equity security and realized gains and losses on sales of marketable securities described above.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

7. Fair Value Measurements
The Company's assets that are measured at fair value on a recurring basis consist of the following:

		Fair Value Measurements at Reporting Date Using
As of December 31, 2014	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Available-for-sale marketable securities:
Unrestricted
Corporate bonds	$547,506	—	$547,506
U.S. government and government agency obligations	28,553	—	28,553
Municipal bonds	37,038	—	37,038
Equity securities	7,379	$7,379	—
	620,476	7,379	613,097
Restricted
Equity securities	91,439	—	91,439
	$711,915	$7,379	$704,536

As of December 31, 2013
Available-for-sale marketable securities:
Unrestricted
Corporate bonds	$369,193	—	$369,193
U.S. government and government agency obligations	107,521	—	107,521
Commercial paper	23,944	—	23,944
Municipal bonds	36,921	—	36,921
International government agency obligations	2,008	—	2,008
Certificates of deposit	7,514	—	7,514
Equity securities	1,166	$1,166	—
	$548,267	$1,166	$547,101
Marketable securities included in Level 2 are valued using quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, or model-based valuations in which significant inputs used are observable. The Company considers market liquidity in determining the fair value for these securities. The Company did not record any charges for other-than-temporary impairment of its Level 2 marketable securities in 2014, 2013, and 2012.
During 2013, the Company sold one Level 3 marketable security and realized a gain on its sale which was not material. There were no purchases or maturities of Level 3 marketable securities and no unrealized gains or losses related to Level 3 marketable securities for the years ended December 31, 2014 and 2013. There were no transfers of marketable securities between Levels 1, 2, or 3 classifications during the years ended December 31, 2014 and 2013.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

As of December 31, 2014 and 2013, the Company had $169.4 million and $400.0 million, respectively, in aggregate principal amount of 1.875% convertible senior notes (the "Notes") that will mature on October 1, 2016 unless earlier converted or repurchased. As described in Note 12, a portion of the Notes was surrendered for conversion during 2014. The fair value of the outstanding Notes was estimated to be $819.8 million and $1,327.2 million as of December 31, 2014 and 2013, respectively, and was determined based on Level 2 inputs, such as market and observable sources.
Additionally, as described in Note 12, a portion of the Company's warrants are classified as a liability and measured at fair value as of December 31, 2014. The fair value of this liability was estimated to be $87.5 million as of December 31, 2014, and was determined based on Level 2 inputs, such as market and observable sources.
8. Inventories
Inventories consist of the following:

	As of December 31,
	2014	2013
Raw materials	$10,923	$9,120
Work-in-process	73,519	35,868
Finished goods	10,768	14,352
Deferred costs	33,651	11,014
	$128,861	$70,354
Deferred costs represent the costs of product manufactured and shipped to the Company's collaborators for which recognition of revenue has been deferred (see Note 2). In 2014, 2013, and 2012, cost of goods sold included inventory write-downs and reserves totaling $6.0 million, $9.1 million, and $17.0 million, respectively.
9. Property, Plant, and Equipment
Property, plant, and equipment consist of the following:

	As of December 31,
	2014	2013
Land	$2,768	$2,768
Building and improvements	398,981	343,363
Leasehold improvements	42,600	26,370
Construction-in-progress	472,231	142,370
Laboratory and other equipment	253,058	189,543
Furniture, computer and office equipment, and other	58,655	44,186
	1,228,293	748,600
Less, accumulated depreciation and amortization	(253,984)	(221,617)
	$974,309	$526,983

As of December 31, 2014, $219.6 million of the Company’s property, plant, and equipment was located in Ireland and $754.7 million was located in the United States. As of December 31, 2013, $23.5 million of the Company’s property, plant, and equipment was located in Ireland and $503.5 million was located in the United States.
Depreciation and amortization expense on property, plant, and equipment amounted to $52.7 million, $41.2 million, and $36.9 million for the years ended December 31, 2014, 2013, and 2012, respectively.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

Property, plant, and equipment, at cost, as of December 31, 2014 and 2013 included $236.7 million and $111.1 million, respectively, of costs incurred by the Company's landlord to construct laboratory and office facilities in Tarrytown, New York. See Note 13a.
10. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

	As of December 31,
	2014	2013
Accounts payable	$99,508	$61,936
Accrued payroll and related costs	92,778	69,429
Accrued clinical trial expense	41,555	23,654
Accrued sales-related charges, deductions, and royalties	133,085	66,855
Other accrued expenses and liabilities	117,302	29,022
	$484,228	$250,896
Included within "other accrued expenses and liabilities" as of December 31, 2014 is $59.8 million payable to a warrant holder in February 2015 in connection with an agreement to reduce a portion of the number of warrants held. See Note 12.
11. Deferred Revenue
Deferred revenue consists of the following:

	As of December 31,
	2014	2013
Current portion:
Received or receivable from Sanofi (see Note 4a)	$15,927	$12,815
Received or receivable from Bayer HealthCare (see Note 4b)	33,652	9,738
Received for technology license agreement (see Note 5)	23,572	23,572
Other	874	875
	$74,025	$47,000
Long-term portion:
Received or receivable from Sanofi (see Note 4a)	$72,367	$76,522
Received or receivable from Bayer HealthCare (see Note 4b)	46,486	26,683
Received for technology license agreement (see Note 5)	57,423	80,994
	$176,276	$184,199
12. Convertible Debt
In October 2011, the Company issued $400.0 million aggregate principal amount of 1.875% convertible senior notes (the "Notes") in a private placement.
The Notes pay interest semi-annually on April 1 and October 1, which began April 1, 2012, and will mature on October 1, 2016 unless earlier converted or repurchased. The Notes are convertible, subject to certain conditions, into cash, shares of the Company's Common Stock, or a combination of cash and shares of Common Stock, at the Company's option. The initial conversion rate for the Notes is 11.9021 shares of Common Stock (subject to adjustment in certain circumstances) per $1,000 principal amount of the

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

Notes, or a total of approximately 4,760,840 shares upon conversion, which is equal to an initial conversion price of approximately $84.02 per share. A holder of the Notes may surrender its Notes at its option any time prior to the close of business on the business day immediately preceding July 1, 2016, only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on December 31, 2011 (and only during such calendar quarter), if the last reported sale price of the Company's Common Stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business day period after any ten consecutive trading day period (the "measurement period") in which the trading price, as defined, of the Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company's Common Stock and the conversion rate on each such trading day; (iii) if the Company elects to issue to all or substantially all holders of its Common Stock any rights, options or warrants (other than pursuant to a rights plan) entitling them for a period of not more than 60 calendar days after the record date for such issuance, to subscribe for or purchase shares of the Company's Common Stock, at a price per share less than the average of the last reported sales prices of the Company's Common Stock for the ten consecutive day period ending on, and including, the trading day immediately preceding the declaration date for such issuance; (iv) upon specified distributions to the Company's shareholders; or (v) upon the occurrence of specified corporate transactions, such as a fundamental change (i.e., a change in control), or the Company's Common Stock ceasing to be listed on at least one U.S. national securities exchange. On or after July 1, 2016, holders may convert their Notes at the conversion rate at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date irrespective of the foregoing conditions. In the event that a fundamental change, as defined in the indenture under which the Notes have been issued, occurs prior to maturity of the Notes, the initial conversion rate may be increased to include additional shares upon conversion, or holders can require the Company to purchase from them all or a portion of their Notes for 100% of the principal value plus any accrued and unpaid interest.
The Company has reserved sufficient shares of its Common Stock to satisfy the conversion requirements related to the Notes. The Company may not redeem the Notes prior to their maturity date.
As of December 31, 2014, the "if converted value" exceeded the principal amount of the Notes by $691.6 million.
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
In connection with the offering of the Notes in October 2011, the Company entered into convertible note hedge ("call option") and warrant transactions with multiple counterparties, including an affiliate of the initial purchaser of the Notes. The convertible note hedge transactions cover, subject to customary anti-dilution adjustments, the number of shares of the Company's Common Stock that initially underlie the Notes, and are intended to reduce the potential dilutive impact of the conversion feature of the Notes. The convertible note hedge will terminate upon the earlier of the maturity date of the Notes or the first day the Notes are no longer outstanding. The Company paid $117.5 million for the convertible note hedge, which was recorded as a reduction to additional paid-in capital. The warrant transactions have an initial strike price of approximately $103.41 per share, and may be settled in cash or shares of the Company's Common Stock, at the Company's option. The warrant transactions have a dilutive effect to the extent that the market price per share of the Company's Common Stock exceeds the applicable strike price of the warrants. Proceeds received from the warrant transactions totaled $93.8 million and were recorded as additional paid-in capital. The warrants will become exercisable (and, if not exercised, will expire) at various dates during 2017. The original convertible note hedge and warrants were both considered indexed to the Company's Common Stock and classified as equity; therefore, the convertible note hedge and warrants were not accounted for as derivative instruments. The Company has reserved sufficient shares of its Common Stock to satisfy the potential settlement of the warrants.
During 2014, $230.6 million principal amount of the Company's $400.0 million aggregate principal amount of Notes was surrendered for conversion, of which $220.6 million was settled prior to December 31, 2014. In accordance with the terms of the Notes, the Company elected to settle these conversion obligations through a combination of cash, in an amount equal to the principal amount of the converted Notes, and shares of the Company's Common Stock in respect of any amounts due in excess thereof.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

Consequently, in connection with the Note conversions during 2014, the Company (i) paid $220.6 million in cash, (ii) issued 2,017,732 shares of Common Stock, (iii) recognized a $33.5 million loss on the debt extinguishment, and (iv) allocated $691.9 million of the settlement consideration provided to the Note holders to the reacquisition of the equity component of the Notes, and recognized such amount as a reduction of stockholder's equity. Settlement on the remaining portion of Notes surrendered during 2014 is anticipated during Q1 2015.
In addition to the Note conversions described above, the Company received notification in the first quarter of 2015 that an additional $6.7 million principal amount of the Notes were surrendered for conversion, and settlement is anticipated during the first quarter of 2015. The Company has elected to settle all conversion obligations for which it has been given notice (which have not yet settled) through a combination of cash and shares (total payment will be based on the average of the volume-weighted-average prices of the Common Stock during the 40 trading-day cash settlement averaging period specified in the indenture governing the Notes). In connection with these Note conversions, the Company exercised a proportionate amount of its convertible note hedges, for which the Company expects to receive shares of Common Stock equivalent to the number of shares the Company will be required to issue to settle the non-cash portion of the related Note conversions.
The net carrying amount of the liability component of the Notes consists of the following:

	As of December 31,
	2014	2013
Total convertible senior notes - par	$169,400	$400,000
Unamortized discount	(22,627)	(79,685)
	$146,773	$320,315
Total interest expense associated with the Notes, net of capitalized interest as applicable (see Note 21), consists of the following:

	Year Ended December 31,
	2014	2013	2012
Contractual coupon interest rate	$5,036	$7,230	$7,503
Amortization of discount and note issuance costs	17,821	22,980	21,623
	$22,857	$30,210	$29,126
As a result of the 2014 Note conversions described above, the Company also exercised a proportionate amount of its convertible note hedges during 2014, for which the Company received 2,017,732 shares of Common Stock, which was equivalent to the number of shares the Company was required to issue to settle the non-cash portion of the related Note conversions. The shares received were recorded as Treasury Stock, at cost, in the Company's Balance Sheet and Statement of Stockholders' Equity.
Also during 2014, the Company entered into agreements to reduce the number of warrants held by the warrant holders. Pursuant to the agreements, the Company paid an aggregate amount of $294.6 million to the warrant holders to reduce the maximum number of shares of Common Stock issuable upon exercise of the warrants from 4,760,840 to 3,540,095 (subject to adjustment from time to time as provided in the applicable warrant agreements).
Additionally in November 2014, the Company entered into an amendment agreement with a warrant holder whereby the parties have agreed to reduce a portion of the number of warrants held by the warrant holder by up to a maximum of 493,229, for an aggregate amount payable by the Company not to exceed $148.5 million. The reduction in the number of warrants will be determined based on the number of warrants with respect to which the warrant holder has closed out its hedge position, provided that the warrant holder does not effect any purchases at a price per share exceeding $397.75 per share, during the period starting on November 26, 2014 and ending no later than February 12, 2015. The Company is obligated to settle any payments due under the amendment agreement in February 2015. Given that the amendment agreement contains a conditional obligation that requires settlement in cash, and the Company's obligation is indexed to the Company's share price, the Company reclassified the estimated fair value of the 493,229 warrants from additional paid-in capital to a liability in November 2014, with such liability subsequently measured at fair value with changes in fair value recognized in earnings. The change in fair value for the year ended December 31, 2014 resulted in the Company recording a gain of $1.2 million.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

As a result of the warrant holder closing out a portion of its hedge position prior to December 31, 2014, the Company recorded a $59.8 million accrued liability in connection with the warrant holder reducing the number of warrants it held by 202,560 as of December 31, 2014. The estimated fair value of the remaining liability as of December 31, 2014 is $87.5 million, and is recorded within other current liabilities within the Company's Balance Sheet. During the first quarter of 2015, the warrant holder closed out additional portions of its hedge position, and, as a result, the Company expects to pay an additional $62.0 million to further reduce the number of warrants held by such warrant holder by 206,480. At the expiration of the November 2014 amended agreement, any remaining warrants will be re-measured at fair value and reclassified back to additional paid-in capital, consistent with the original classification of the warrants under the 2011 issuance.
13. Commitments and Contingencies
a. Leases
Descriptions of Lease Agreements
The Company leases laboratory and office facilities in Tarrytown, New York. The facilities leased by the Company in Tarrytown include (i) space in previously existing buildings, (ii) newly constructed space in two buildings ("Buildings A and B") that was completed in the third quarter of 2009 and, (iii) under a December 2009 amendment to the lease, additional newly constructed space in a third building ("Building C") that was completed in the first quarter of 2011. The lease agreement related to Buildings A, B, and C will expire in June 2029; the remaining facilities under lease will expire in June 2024. The Tarrytown lease contains three renewal options to extend the term of the lease by five years each, escalations at 2.5% per annum, and early termination options for various portions of the space. The lease provides for monthly payments over its term and additional charges for utilities, taxes, and operating expenses.
In April 2013, the Company entered into a lease agreement for additional laboratory and office space to be constructed in two new buildings ("Buildings D and E"), which are expected to be completed in the second half of 2015, at the Company's current Tarrytown, New York location. The initial term of the lease, which commenced during the second half of 2014, is approximately 15 years and contains three renewal options to extend the term of the lease by five years each. The lease provides for (i) monthly payments over its term, which will be based on the landlord's costs of construction and tenant allowances, and (ii) additional charges for utilities, taxes, and operating expenses.
Certain premises under the Tarrytown lease are accounted for as operating leases. However, as described further below under "Facility Lease Obligations," for Buildings A, B, C, D, and E (collectively, the "Buildings") that the Company is leasing, the Company is deemed, in substance, to be the owner of the landlord's Buildings in accordance with the application of FASB authoritative guidance.
The Company also leases certain other laboratory, office, and storage space and equipment under operating leases which expire at various times through 2022.
Commitments under Operating Leases
The estimated future minimum noncancelable lease commitments under operating leases, as of December 31, 2014, are as follows:

	Facilities	Equipment	Total
2015	$9,370	$1,449	$10,819
2016	10,040	151	10,191
2017	9,592	13	9,605
2018	9,779	—	9,779
2019	9,957	—	9,957
Thereafter	58,271	—	58,271
	$107,009	$1,613	$108,622

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

Rent expense under operating leases was:

Year Ended December 31,	Facilities	Equipment	Total
2014	$13,360	$952	$14,312
2013	9,404	471	9,875
2012	7,428	601	8,029
In addition to its rent expense under operating leases, and payments under facility lease obligations (see below), for various facilities, the Company paid rental charges for utilities, real estate taxes, and operating expenses of $13.6 million, $11.5 million, and $10.9 million for the years ended December 31, 2014, 2013, and 2012, respectively.
Facility Lease Obligations
Based upon various factors, including the Company's involvement in the construction of the Buildings and its responsibility for directly paying for a substantial portion of tenant improvements, the Company is deemed, in substance, to be the owner of the landlord's Buildings in accordance with the application of FASB authoritative guidance. Consequently, in addition to capitalizing the tenant improvements, the Company capitalizes the landlord's costs of constructing these new facilities, offset by a corresponding lease obligation on the Company's Balance Sheet. The Company also recognizes, as additional facility lease obligation, reimbursements from the Company's landlord for tenant improvement costs that the Company incurred since such payments that the Company receives from its landlord are deemed to be a financing obligation. The Company allocates a portion of its lease payments on these facilities between the Buildings and the land on which the Buildings are constructed, based on the initial estimated relative fair values of the land and Buildings. The land element of the lease is treated for accounting purposes as an operating lease.
With respect to Buildings A and B, in 2009 monthly lease payments commenced and the buildings were placed in service by the Company. The imputed interest rate applicable to the Company's Buildings A and B facility lease obligation is approximately 11%. With respect to Building C, in 2011, monthly lease payments commenced and the building was placed in service by the Company. The imputed interest rate applicable to the Company's Building C facility lease obligation is approximately 9%. In 2014, 2013, and 2012, the Company recognized $14.5 million, $16.2 million, and $16.0 million, respectively, of interest expense in connection with the Buildings A and B and the Building C facility lease obligations. As of December 31, 2014 and 2013, the Buildings A and B facility lease obligation balance was $110.2 million and $111.2 million, respectively, and the Building C facility lease obligation balance was $49.3 million and $49.1 million, respectively.
The estimated future minimum noncancelable commitments under these facility lease obligations, as of December 31, 2014, are as follows:

	Buildings A and B	Building C	Total
2015	$13,545	$4,562	$18,107
2016	13,809	4,688	18,497
2017	14,079	4,818	18,897
2018	14,356	4,951	19,307
2019	14,640	5,088	19,728
Thereafter	132,027	59,987	192,014
	$202,456	$84,094	$286,550

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

Commencing in the second quarter of 2013, the Company began capitalizing the landlord's costs of constructing Buildings D and E, and recognized a corresponding facility lease obligation. As of December 31, 2014 and 2013, the Buildings D and E facility lease obligation balance was $152.8 million and $25.0 million, respectively. Rent expense in connection with the land element of these new facilities also commenced in the second quarter of 2013 and is recorded as a deferred liability until lease payments commence, which is expected to be in 2015. Rent payments will be based on the landlord's costs of construction and tenant allowances, and will include additional charges for utilities, taxes, and operating expenses.
b. Research Collaboration and Licensing Agreements
As part of the Company's research and development efforts, the Company enters into research collaboration and licensing agreements with related and unrelated companies, scientific collaborators, and universities. These agreements contain varying terms and provisions which include fees to be paid by the Company, services to be provided, and ownership rights to certain proprietary technology developed under the agreements. Some of these agreements may require the Company to pay additional amounts upon the achievement of various development and commercial milestones, contingent upon the occurrence of various future events. Additionally, some of the agreements contain provisions which require the Company to pay royalties, as defined, at rates that range from 0.5% to 16.5%, in the event the Company sells or licenses any proprietary products developed under the respective agreements. The Company also has contingent reimbursement obligations to its collaborators Sanofi and Bayer HealthCare once the applicable collaboration becomes profitable. See Note 4 for additional information.
In December 2011, the Company and Genentech, a member of the Roche Group, entered into a Non-Exclusive License and Partial Settlement Agreement (the "Original Genentech Agreement") that covered making, using, and selling EYLEA for the prevention of human eye diseases and disorders in the United States, and ended the litigation relating to those matters. Pursuant to the Original Genentech Agreement, the Company received a non-exclusive license to certain patents relating to VEGF receptor proteins, known as the Davis-Smyth patents, and other technology patents. The Original Genentech Agreement provided for the Company to make payments to Genentech based on U.S. sales of EYLEA commencing upon FDA approval of EYLEA in November 2011 through May 7, 2016. The Company made a one-time, non-refundable $60.0 million payment during 2012 upon cumulative U.S. sales of EYLEA reaching $400 million, and is obligated to pay royalties of 4.75% on cumulative U.S. sales of EYLEA between $400 million and $3 billion and 5.5% on any cumulative U.S sales of EYLEA over $3 billion. As the Company records net product sales of EYLEA, the Company is recognizing expense in connection with the Genentech Agreement using a blended mid-single digit royalty rate that reflects both the $60.0 million payment and the royalties payable on cumulative sales and that is based upon the Company's estimate of cumulative EYLEA sales through May 7, 2016.
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
The Company recognizes royalty expense based on product sales of commercial products under various licensing agreements, including, for EYLEA sales both inside and outside of the United States, the Genentech agreements described above. For the years ended December 31, 2014, 2013, and 2012, royalty expense related to product sales totaled $169.9 million, $128.1 million, and $59.5 million, respectively.

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
In December 2007, Sanofi purchased 12 million newly issued, unregistered shares of the Company's Common Stock for an aggregate cash price of $312.0 million. As a condition to the closing of this transaction, Sanofi entered into an investor agreement, as amended and restated in January 2014, with the Company. Under the terms of the amended and restated investor agreement, Sanofi has three demand rights to require the Company to use all reasonable efforts to conduct a registered underwritten public offering with respect to shares of the Company's Common Stock held by Sanofi from time to time. Under the amended and restated investor agreement, Sanofi has also agreed not to dispose of any shares of the Company's Common Stock beneficially owned by Sanofi from time to time until the later of (i) December 20, 2020, and (ii) the expiration of the Discovery Agreement with Sanofi, as amended (see Note 4a) if the agreement is extended beyond December 20, 2020. These restrictions on dispositions are subject to earlier termination upon the occurrence of certain events, such as the consummation of a change-of-control transaction involving the Company or the Company's dissolution or liquidation, and certain restrictions have been imposed on the manner of sales thereafter.
Further, pursuant to the amended and restated investor agreement, Sanofi is bound by certain "standstill" provisions, which contractually prohibit Sanofi from seeking to directly or indirectly exert control of the Company or acquiring more than 30% of the outstanding shares of the Company's Class A Stock and Common Stock (taken together). This prohibition will remain in place until the earliest of (i) the later of the fifth anniversaries of the expiration or earlier termination of the Company's License and Collaboration Agreement with Sanofi and the Company's ZALTRAP Agreement with Sanofi, each as amended (see Note 4a) and (ii) other specified events. Sanofi has also agreed to vote as recommended by the Company's board of directors, except that it may elect to vote proportionally with the votes cast by all of the Company's other shareholders with respect to certain change-of-control transactions, and to vote in its sole discretion with respect to liquidation or dissolution, stock issuances equal to or exceeding 20% of the then outstanding shares or voting rights of the Company's Class A Stock and Common Stock (taken together), and new equity compensation plans or amendments if not materially consistent with the Company's historical equity compensation practices. The rights and restrictions under the investor agreement are subject to termination upon the occurrence of certain events.
In addition, upon Sanofi reaching 20% ownership of the Company's then outstanding shares of Class A Stock and Common Stock (taken together) during 2014, the Company was required to appoint an individual agreed upon by the Company and Sanofi to the Company's board of directors. This individual is required to be independent of the Company, and not to be a current or former officer, director, employee, or paid consultant of Sanofi.
In October 2011, the Company completed a private placement of $400.0 million aggregate principal amount of Notes, which are convertible into shares of the Company's Common Stock. In accordance with accounting guidance for debt with conversion and other options, the Company accounted for the liability and equity components of the Notes separately. The equity component of the Notes was $120.6 million, net of issuance costs. In connection with the offering of the Notes in October 2011, the Company entered into convertible note hedge and warrant transactions. The Company paid $117.5 million for the convertible note hedge, which was recorded as a reduction to additional paid-in capital. The warrant transactions have an initial strike price of approximately $103.41 per share, and may be settled in cash or shares of the Company's Common Stock, at the Company's option. Proceeds received from the warrant transactions totaled $93.8 million and were recorded as additional paid-in capital. The warrants will become exercisable (and, if not exercised, will expire) at various dates during 2017. See Note 12.
During 2014, $220.6 million principal amount of the Company's Notes surrendered for conversion was settled as of December 31, 2014. A portion of the settlement consideration provided to the Note holders ($691.9 million) was allocated to the reacquisition of the equity component of the Notes. As a result of the Note conversions, the Company exercised a proportionate amount of its convertible note hedges, for which the Company received 2,017,732 shares of Common Stock. The shares received were recorded as Treasury Stock, at cost, in the Company's Balance Sheet and Statement of Stockholders' Equity.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

During 2014, the Company entered into agreements to reduce the number of warrants held by warrant holders. Pursuant to the agreements, the Company paid an aggregate amount of $294.6 million to the warrant holders to reduce the maximum number of shares of Common Stock issuable upon exercise of the warrants. In addition, in November 2014, the Company entered into an amendment agreement with a warrant holder whereby the parties have agreed to reduce a portion of the number of warrants held by the warrant holder by up to a maximum of 493,229, for an aggregate amount payable by the Company not to exceed $148.5 million. Given that the amendment agreement contains a conditional obligation that requires settlement in cash, and the Company's obligation is indexed to the Company's share price, the Company reclassified the estimated fair value of the warrants from additional paid-in capital to a liability in November 2014. See Note 12.
In connection with the Company's January 2014 license and collaboration agreement with Bayer HealthCare for the joint development and commercialization outside the United States of antibody product candidates to PDGFR-beta (see Note 4b), Bayer HealthCare has also agreed to a "standstill" provision, which prohibits Bayer HealthCare and its affiliates from seeking to influence the control of the Company or acquiring more than 20% of the Company's then outstanding shares of Class A Stock and Common Stock (taken together).
15. Long-Term Incentive Plans
During 2000, the Company established the Regeneron Pharmaceuticals, Inc. 2000 Long-Term Incentive Plan which, as amended and restated and approved by the Company's shareholders (the "2000 Incentive Plan"), provided for the issuance of up to 35,397,043 shares of Common Stock in respect of awards, in addition to any shares subject to awards that were returned to the 2000 Incentive Plan upon expiration, forfeiture, surrender, exchange, cancellation, or termination of previously granted awards.
During 2014, the Company established, and the Company's shareholders approved, the Regeneron Pharmaceuticals, Inc. 2014 Long-Term Incentive Plan (the "2014 Incentive Plan"). As of the shareholder approval date, the 2014 Incentive Plan provides for the issuance of up to 16,485,333 shares of Common Stock in respect of awards (including 4,485,333 shares of Common Stock rolled over into the 2014 Incentive Plan from the 2000 Incentive Plan), in addition to any shares subject to awards under the 2000 Incentive Plan or the 2014 Incentive Plan that are added to the pool of shares available for grant under the 2014 Incentive Plan upon the expiration, forfeiture, surrender, exchange, cancellation, or termination of previously granted awards. In connection with the establishment of the 2014 Incentive Plan, the Company registered an aggregate of 16,485,333 shares of Common Stock, which corresponds to the number of shares newly available for issuance under the Plan and the aggregate number of shares rolled over into the 2014 Plan from the 2000 Plan as of the shareholder approval date. Employees of the Company, including officers, and nonemployees, including consultants and nonemployee members of the Company's board of directors (collectively, "Participants"), may receive awards as determined by a committee of independent directors ("Committee").
The awards that may be made under the 2014 Incentive Plan include: (a) Incentive Stock Options ("ISOs") and Nonqualified Stock Options, (b) shares of Restricted Stock, (c) shares of Phantom Stock, (d) Stock Bonuses, and (e) Other Awards.
Stock Option awards grant Participants the right to purchase shares of Common Stock at prices determined by the Committee; however, in the case of an ISO, the option exercise price will not be less than the fair market value of a share of Common Stock on the date the option is granted. Options vest over a period of time determined by the Committee, generally on a pro rata basis over a three- to four-year period. The Committee also determines the expiration date of each option; however, no ISO is exercisable more than ten years after the date of grant. The maximum term of options that have been awarded under the 2014 Incentive Plan is ten years.
Restricted Stock awards grant Participants shares of restricted Common Stock or allow Participants to purchase such shares at a price determined by the Committee. Such shares are nontransferable for a period determined by the Committee ("vesting period"). Should employment terminate, as specified in the 2014 Incentive Plan, except as determined by the Committee in its discretion and subject to the applicable 2014 Incentive Plan documents, the ownership of any unvested Restricted Stock will be transferred to the Company. In such an event, the Company will be obligated to repay the Participant the amount, if any, paid by the Participant for such shares. In addition, if the Company requires a return of the Restricted Stock, it also has the right to require a return of all dividends paid on such shares.
Phantom Stock awards provide the Participant the right to receive, within 30 days of the date on which the share vests, an amount, in cash and/or shares of Common Stock as determined by the Committee, equal to the sum of the fair market value of a share of Common Stock on the date such share of Phantom Stock vests and the aggregate amount of cash dividends paid with respect to a share of Common Stock during the period from the grant date of the share of Phantom Stock to the date on which the

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

share vests. Stock Bonus awards are bonuses payable in shares of Common Stock which are granted at the discretion of the Committee.
Other Awards are other forms of awards which are valued based on the Common Stock. Subject to the provisions of the 2014 Incentive Plan, the terms and provisions of such Other Awards are determined solely on the authority of the Committee.
The 2014 Incentive Plan contains provisions that allow for the Committee to provide for the immediate vesting of awards upon a change in control of the Company, as defined in the plan.
As of December 31, 2014, there were 13,558,022 shares available for future grants under the 2014 Incentive Plan.

a.	Stock Options
Transactions involving stock option awards during 2014 under the Company's Incentive Plans are summarized in the table below.

Stock Options:		Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Intrinsic Value (in thousands)
Outstanding as of December 31, 2013		21,408,268	$98.10
2014:	Granted	3,913,368	$385.33
	Forfeited	(252,126)	$155.37
	Expired	(350)	$64.35
	Exercised	(3,562,900)	$44.72
Outstanding as of December 31, 2014		21,506,260	$158.54	6.99	$5,467,783

Vested and expected to vest as of December 31, 2014		20,988,044	$154.81	6.94	$5,414,258

Exercisable as of December 31, 2014		12,104,560	$65.48	5.53	$4,203,941
The Company satisfies stock option exercises with newly issued shares of the Company's Common Stock. The total intrinsic value of stock options exercised during 2014, 2013, and 2012 was $1,081.2 million, $727.5 million, and $566.7 million, respectively. The intrinsic value represents the amount by which the market price of the underlying stock exceeds the exercise price of an option.
The Company grants stock options with exercise prices that are equal to or greater than the average market price of the Company's Common Stock on the date of grant ("Market Price"). The table below summarizes the weighted-average exercise prices and weighted-average grant-date fair values of options issued during the years ended December 31, 2014, 2013, and 2012. The fair value of each option granted under the Company's Incentive Plans during 2014, 2013, and 2012 was estimated on the date of grant using the Black-Scholes option-pricing model.

	Number of Options Granted	Weighted-Average Exercise Price	Weighted-Average Fair Value
2014:
Exercise price equal to Market Price	3,913,368	$385.33	$140.38
2013:
Exercise price equal to Market Price	3,937,989	$263.77	$104.90
2012:
Exercise price equal to Market Price	4,162,653	$167.96	$67.66

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

For the years ended December 31, 2014, 2013, and 2012, the Company recognized $291.6 million, $176.4 million, and $67.7 million, respectively, of non-cash stock-based compensation expense related to non-performance based stock option awards. As of December 31, 2014, there was $706.0 million of stock-based compensation cost related to outstanding non-performance based stock options, net of estimated forfeitures, which had not yet been recognized. The Company expects to recognize this compensation cost over a weighted-average period of 1.9 years.
For the years ended December 31, 2014, 2013, and 2012, the Company recognized $4.1 million, $8.0 million, and $15.3 million, respectively, of non-cash stock-based compensation expense related to performance-based options. The 770,250 performance-based options issued in 2011, which were outstanding and unvested as of December 31, 2013, vested during 2014. There were no additional performance-based options that were unvested as of December 31, 2014.
Fair Value Assumptions:
The following table summarizes the weighted average values of the assumptions used in computing the fair value of option grants during 2014, 2013 and 2012.

	2014	2013	2012
Expected volatility	39%	42%	45%
Expected lives from grant date	5.2 years	5.3 years	5.4 years
Expected dividend yield	0%	0%	0%
Risk-free interest rate	1.62%	1.73%	0.86%
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

b.	Restricted Stock
A summary of the Company's activity related to Restricted Stock awards for the year ended December 31, 2014 is summarized below:

Restricted Stock:		Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2013		538,580	$112.16
2014:	Granted	7,500	$338.32
	Vested	(20)	$237.68
Outstanding as of December 31, 2014		546,060	$115.26
The Company recognized non-cash stock-based compensation expense from Restricted Stock awards of $11.5 million, $14.0 million, and $11.1 million in 2014, 2013, and 2012, respectively. As of December 31, 2014, there was $34.5 million of stock-based compensation cost related to unvested shares of Restricted Stock which had not yet been recognized. The Company expects to recognize this compensation cost over a weighted-average period of 2.8 years.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

16. Executive Stock Purchase Plan
In 1989, the Company adopted an Executive Stock Purchase Plan (the "Plan") under which 1,027,500 shares of Class A Stock were reserved for restricted stock awards. The Plan provides for the compensation committee of the board of directors to award employees, directors, consultants, and other individuals ("Plan participants") who render service to the Company the right to purchase Class A Stock at a price set by the compensation committee. The Plan provides for the vesting of shares as determined by the compensation committee and, should the Company's relationship with a Plan participant terminate before all shares are vested, unvested shares will be repurchased by the Company at a price per share equal to the original amount paid by the Plan participant. During 1989 and 1990, a total of 983,254 shares were issued, all of which vested as of December 31, 1999. As of December 31, 2014, there were 44,246 shares available for future grants under the Plan.
17. Employee Savings Plan
In 1993, the Company adopted the provisions of the Regeneron Pharmaceuticals, Inc. 401(k) Savings Plan (the "Savings Plan"). The terms of the Savings Plan provide for U.S. employees who have met defined service requirements to participate in the Savings Plan by electing to contribute to the Savings Plan a percentage of their compensation to be set aside to pay their future retirement benefits, as defined. The Savings Plan, as amended and restated, provides for the Company to make discretionary contributions ("Contribution"), as defined. The Company recognized $13.1 million, $5.7 million, and $6.3 million of Contribution expense in 2014, 2013, and 2012, respectively.
18. Income Taxes
The Company is subject to U.S. federal, state, and foreign income taxes. Components of income before income taxes consist of the following (foreign income before income taxes in 2012 was not material):

	Year Ended December 31,
	2014	2013
United States	$1,115,958	$812,278
Foreign	(340,211)	(98,918)
	$775,747	$713,360
Components of income tax expense (benefit) consist of the following:

	Year Ended December 31,
	2014	2013	2012
Current:
Federal	$447,370	$201,475	—
State	28,718	23,489	$4,308
Foreign	2,879	433	—
Total current tax expense (benefit)	478,967	225,397	4,308
Deferred:
Federal	(68,700)	54,910	(300,319)
State	18,891	8,700	(39,837)
Foreign	(1,485)	(9)	—
Total deferred tax expense (benefit)	(51,294)	63,601	(340,156)
	$427,673	$288,998	$(335,848)
In 2014, the Company utilized $448.6 million of net operating loss carry-forwards related to exercises of Nonqualified Stock Options and disqualifying dispositions of ISOs, which were credited to additional paid-in capital as realized.

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
The Company also recorded an income tax provision in its Statement of Comprehensive Income of $27.1 million during the year ended December 31, 2014 in connection with unrealized gains (losses) on "available-for-sale" marketable securities. For both the years ended December 31, 2013 and 2012, no such income tax provision or benefit was required.
A reconciliation of the U.S. statutory income tax rate to the Company's effective income tax rate is as follows:

	Year Ended December 31,
	2014	2013	2012
U.S. federal statutory tax rate	35.0%	35.0%	35.0%
State and local income taxes	2.0	3.4	5.4
Change in state effective rate	2.8	—	5.4
Foreign income tax rate differential	15.3	4.9	—
Income tax credits	(7.4)	(4.9)	—
Reclassification of net operating losses related to exercises of stock options	—	—	9.3
Provision (benefit) attributable to valuation allowances	—	—	(139.0)
Provision (benefit) related to uncertain tax positions	2.5	—	—
Non-deductible Branded Prescription Drug Fee	2.7	1.1	—
Other permanent differences	2.2	1.0	2.8
Effective income tax rate	55.1%	40.5%	(81.1)%

In 2014, the difference between the U.S. federal statutory rate of 35% and the Company's effective tax rate of 55.1% is primarily attributable to increases related to state and local taxes, the non-deductible Branded Prescription Drug Fee, increases to provisions for uncertain tax positions, and losses incurred in foreign jurisdictions with rates lower than the federal statutory rate. These increases were partially offset by federal and state income tax credits. In December 2014, The Tax Increase Prevention Act of 2014 was enacted, which included a provision to extend the income tax credit for increased research activities retroactively to the tax year ended December 31, 2014. As a result of the extension, the Company recognized the benefit of 2014 federal research tax credit.

In 2013, the difference between the U.S. federal statutory rate of 35% and the Company's effective tax rate of 40.5% is primarily attributable to increases related to state and local taxes, the non-deductible Branded Prescription Drug Fee, and losses incurred in foreign jurisdictions with rates lower than the federal statutory rate. These increases were partially offset by federal and state income tax credits. In January, 2013, The American Taxpayer Relief Act was enacted, which included a provision to extend the income tax credit for increased research activities retroactively to the tax year ended December 31, 2012, as well as for 2013. As a result of the extension, during 2013, the Company recognized the benefit of both the 2012 and 2013 federal research tax credit, which totaled $34.0 million.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

In 2012, the difference between the U.S. federal statutory rate of 35% and the Company's effective tax rate of (81.1)% was primarily attributable to the benefit of the impact of releasing substantially all of the valuation allowance against deferred tax assets as discussed above, partly offset by increases related to state and local income taxes and non-deductible expenses.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

	As of December 31,
	2014	2013
Deferred tax assets:
Net operating loss carry-forward	$150	$135
Fixed assets	8,078	18,902
Deferred revenue	75,503	88,033
Deferred compensation	194,489	109,715
Income tax credit carry-forwards	16,099	9,372
Capitalized research and development costs	12,908	18,942
Other	41,252	34,215
	348,479	279,314
Valuation allowance	(359)	(1,830)
Total deferred tax assets	348,120	277,484

Deferred tax liabilities:
Unrealized gains/losses on marketable securities	(28,186)	—
Convertible senior notes	(252)	(929)
Other	(3,578)	—
	(32,016)	(929)
Net deferred tax assets	$316,104	$276,555
In 2014, the Company's deferred tax assets increased primarily due to increases in assets related to deferred compensation and tax credit carryforwards. These increases in deferred tax assets were partly offset by decreases in assets related to fixed assets, capitalized research and development costs, and deferred revenue. At December 31, 2014, the Company retained a valuation allowance against certain state tax credits and other tax-related carry-forwards, as the realizability of these deferred tax assets within the carry-forward period is uncertain. The Company's deferred tax liabilities increased due to the tax impact of changes in unrealized gains (loss) on available-for-sale marketable securities.
In 2013, the Company's net deferred tax assets (before valuation allowance) decreased compared to the prior year primarily due to utilization of the deferred tax assets relating to net operating loss carry-forward and tax credits to offset tax liabilities associated with the Company's 2013 pre-tax income. These decreases in deferred tax assets were partially offset by increases in the deferred tax assets related to deferred compensation.
The Company expects to use its remaining federal net operating loss carry-forwards, which will expire in various years from 2018 to 2032, in connection with its 2014 income tax return. The tax benefit of these net operating loss carry-forwards related to exercises of Nonqualified Stock Options and disqualifying dispositions of Incentive Stock Options, which are credited to additional paid-in capital when realized. The Internal Revenue Code contains certain provisions that can limit a taxpayer's ability to utilize net operating losses and tax credit carry-forwards in any given year resulting from cumulative changes in ownership interests in excess of 50% over a three-year period. The Company does not believe, however, that any such limitation would have a significant impact on the Company's ability to utilize its net operating losses or income tax credit carry-forwards prior to expiration.
The Company's 2012 and 2013 federal income tax returns remain open to examination by the IRS. In 2014, U.S. federal tax authorities concluded an examination of the Company's 2011 federal income tax return with no material adjustments. The Company's

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

2012 federal income tax return is currently under audit by the IRS. During 2014, New York State tax authorities finalized their audit of the Company's 2009, 2010, and 2011 business corporation franchise tax returns with no adjustments. The United States and many states generally have statutes of limitation ranging from 3 to 5 years; however, those statutes could be extended due to the Company's net operating loss and tax credit carry-forward positions in a number of the Company's tax jurisdictions. In general, tax authorities have the ability to review income tax returns for loss periods in which the statute of limitation has previously expired to adjust the net operating loss carry-forward or tax credits generated in those years.
The following table summarizes the gross amounts of unrecognized tax benefits, without regard to reduction in tax liabilities or additions to deferred tax assets and liabilities if such unrecognized tax benefits were settled. The amount, if recognized, that would impact the effective tax rate is $51.2 million, $23.5 million, and $8.4 million as of December 31, 2014, 2013, and 2012, respectively.

	2014	2013	2012
Balance as of January 1	$26,627	$11,274	$5,596
Gross increases related to current year tax positions	27,538	7,620	1,873
Gross increases related to prior year tax positions	6,464	8,305	3,805
Gross decrease due to settlements, recapture, filed returns, and lapse of statutes of limitation	(3,014)	(572)	—
Balance as of December 31	$57,615	$26,627	$11,274
In 2014, the increase in unrecognized tax benefits related primarily to the Company’s calculation of certain tax credits and other items related to the Company's international operations, while the decreases resulted from the settlement of the IRS audit of the 2011 tax year and the New York State audit of the 2009 to 2011 tax years, as well as the reduction in the New York state income tax rate. In 2013 and 2012, the increase in unrecognized tax benefits related primarily to the Company's calculation of certain tax credits. Due to the amounts of the Company's net operating loss and tax credit carry-forwards, the Company has not accrued material interest or penalties related to these unrecognized tax benefits. The Company believes that it is reasonably possible that its unrecognized tax benefits at December 31, 2014 may increase within the next twelve months relating to operations during that period, in excess of potential decreases due to the resolution of the federal audit.
19. Legal Matters
From time to time, the Company is a party to legal proceedings in the course of the Company's business. Costs associated with the Company's involvement in legal proceedings are expensed as incurred.
Proceedings Relating to '287 Patent and '018 Patent
The Company is a party to patent infringement litigation involving its European Patent No. 1,360,287 (the "'287 Patent") and its U.S. Patent No. 8,502,018 (the "'018 Patent"), both of which concern genetically altered mice capable of producing chimeric antibodies that are part human and part mouse. Chimeric antibody sequences can be used to produce high-affinity fully human monoclonal antibodies. In these proceedings (the "'287 Patent Infringement Litigation" and "'018 Patent Infringement Litigation," respectively), the Company claims infringement of several claims of the '287 Patent and the '018 Patent (as applicable), and seeks, among other types of relief, an injunction and an account of profits in connection with the defendants' infringing acts, which may include, among other things, the making, use, keeping, sale, or offer for sale of genetically engineered mice (or certain cells from which they are derived) that infringe one or more claims of the '287 Patent and the '018 Patent (as applicable). At this time the Company is not able to predict the outcome of, or an estimate of gain, if any, related to, these proceedings. With respect to the '018 Patent Infringement Litigation against Ablexis, LLC, on October 31, 2014, the Company and Ablexis reached a confidential settlement and filed a joint stipulation dismissing the action with prejudice.
Proceedings Relating to PCSK9 Antibody (PRALUENT)
On October 17, 2014 and October 28, 2014, Amgen Inc. filed complaints against Regeneron, Sanofi, Aventisub LLC (subsequently removed and replaced with Sanofi-Aventis U.S. LLC), and Aventis Pharmaceuticals, Inc. in the United States District Court for the District of Delaware seeking an injunction to prevent Regeneron and the other defendants from manufacturing, using, offering to sell, or selling within the United States (as well as importing into the United States) PRALUENT, the antibody to

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

PCSK9 for LDL cholesterol reduction Regeneron is jointly developing with Sanofi. On November 11, 2014 and November 17, 2014 Amgen filed complaints against Regeneron, Sanofi, Sanofi-Aventis U.S. LLC, and Aventis Pharmaceuticals, Inc. in the same court seeking the same relief. Amgen asserts U.S. Patent Nos. 8,563,698, 8,829,165, and 8,859,741 in the first complaint, U.S. Patent Nos. 8,871,913 and 8,871,914 in the second complaint, U.S. Patent No. 8,883,983 in the third complaint, and U.S. Patent No. 8,889,834 in the fourth complaint. Amgen also seeks a judgment of patent infringement of the asserted patents, monetary damages (together with interest), costs and expenses of the lawsuits, and attorneys' fees. On December 15, 2014, all of the four proceedings were consolidated into a single case. This matter has not yet progressed sufficiently through discovery and/or development of important factual information and legal issues to enable the Company to estimate a range of possible loss, if any.
20. Net Income Per Share
The Company's basic net income per share amounts have been computed by dividing net income by the weighted average number of shares of Common Stock and Class A Stock outstanding. Net income per share is presented on a combined basis, inclusive of Common Stock and Class A Stock outstanding, as each class of stock has equivalent economic rights. Diluted net income per share includes the potential dilutive effect of other securities as if such securities were converted or exercised during the period, when the effect is dilutive. The calculations of basic and diluted net income per share are as follows:

	December 31,
	2014	2013	2012
Net income - basic	$348,074	$424,362	$750,269
Effect of dilutive securities:
Convertible senior notes - interest expense related to contractual coupon interest rate and amortization of discount and note issuance costs	—	—	29,126
Net income - diluted	$348,074	$424,362	$779,395

(Shares in thousands)
Weighted average shares - basic	100,612	97,917	94,685
Effect of dilutive securities:
Stock options	9,440	10,233	14,231
Restricted stock	425	433	715
Convertible senior notes	—	—	4,761
Warrants	2,936	2,707	990
Dilutive potential shares	12,801	13,373	20,697
Weighted average shares - diluted	113,413	111,290	115,382

Net income per share - basic	$3.46	$4.33	$7.92
Net income per share - diluted	$3.07	$3.81	$6.75
Shares which have been excluded from the December 31, 2014, 2013, and 2012 diluted per share amounts because their effect would have been antidilutive, include the following:

	December 31,
(Shares in thousands)	2014	2013	2012
Stock options	1,470	304	325
Convertible senior notes	4,247	4,761	—

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

21. Statement of Cash Flows
Supplemental disclosure of non-cash investing and financing activities:
Included in accounts payable and accrued expenses as of December 31, 2014, 2013, and 2012 were $56.2 million, $16.1 million, and $8.6 million, respectively, of accrued capital expenditures. Accrued capital expenditures as of December 31, 2014 were primarily related to renovation of the Company's new Limerick, Ireland facility and expansion and renovations in its Rensselaer, New York manufacturing facilities.
Included in accounts payable and accrued expenses as of December 31, 2014 was $7.5 million in connection with the Company's conversion settlement obligation related to the Company's convertible senior notes (see Note 12). No such amounts were payable as of December 31, 2013 and 2012.
Included in accounts payable and accrued expenses as of December 31, 2014 was $59.8 million related to the Company's payment obligation for a reduction in the number of warrants based on a warrant holder closing out a portion of its hedge position (see Note 12). Additionally, included within other current liabilities was $87.5 million in connection with the estimated fair value of the remaining warrant liability as of December 31, 2014 (see Note 12). There were no such liabilities recorded in connection with warrants as of December 31, 2013 and 2012.
The Company recognized a facility lease obligation of $127.8 million and $25.0 million during 2014 and 2013, respectively, in connection with capitalizing, on the Company's books, the landlord's costs of constructing new facilities that the Company has leased (see Note 13a). The Company did not recognize any such facility lease obligations during 2012.
Included in property, plant, and equipment as of December 31, 2014 and 2013 were $6.2 million and $1.9 million of capitalized interest for the years ended December 31, 2014 and 2013, respectively, as the related facilities are currently under construction. For the year ended December 31, 2012, the Company did not capitalize any interest.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

22. Unaudited Quarterly Results
Summarized quarterly financial data for the years ended December 31, 2014 and 2013 are set forth in the following tables.

	First Quarter Ended March 31, 2014	Second Quarter Ended June 30, 2014	Third Quarter Ended September 30, 2014	Fourth Quarter Ended December 31, 2014
	(Unaudited)
Revenues (1)	$625,740	$665,700	$725,788	$802,329
Net income (2)	$65,443	$92,735	$79,720	$110,176
Net income per share - basic	$0.66	$0.92	$0.79	$1.09
Net income per share - diluted	$0.58	$0.82	$0.70	$0.96

	First Quarter Ended March 31, 2013	Second Quarter Ended June 30, 2013	Third Quarter Ended September 30, 2013	Fourth Quarter Ended December 31, 2013
	(Unaudited)
Revenues (3)	$439,664	$457,642	$597,027	$610,412
Net income	$98,874	$87,376	$141,306	$96,806
Net income per share - basic	$1.02	$0.89	$1.44	$0.98
Net income per share - diluted	$0.90	$0.79	$1.25	$0.86
(1) Revenues in the first, second, third, and fourth quarters of 2014 included recognition of sales milestones of $30.0 million, $15.0 million, $30.0 million, and $30.0 million, respectively.
(2) Net income in the third quarter of 2014 included a $40.6 million incremental charge related to the Branded Prescription Drug Fee based on final regulations issued by the IRS in July 2014 as described in Note 3 above.
(3) Revenues in the second quarter of 2013 were reduced by two $10 million up-front payments made to Sanofi to acquire full rights to antibodies to PDGF and antibodies to Ang2 in ophthalmology, as described in Note 4 above. Revenues in the third and fourth quarter of 2013 included recognition of sales and substantive development milestones of $45.0 million and $25.0 million, respectively.