Form 10-Q
period 2015-06-30
REGENERON PHARMACEUTICALS INC
filed 2015-08-04
CIK 872589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

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

Large accelerated filer	X		Accelerated filer
Non-accelerated filer		(Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Number of shares outstanding of each of the registrant’s classes of common stock as of July 17, 2015:

Class of Common Stock	Number of Shares
Class A Stock, $.001 par value	1,951,868
Common Stock, $.001 par value	101,736,534

REGENERON PHARMACEUTICALS, INC.
QUARTERLY REPORT ON FORM 10-Q

"ARCALYST®", "EYLEA®", "ZALTRAP®", "VelocImmune®", "VelociGene®", "VelociMouse®", "VelociMab®", and "VelociSuite®" are trademarks of Regeneron Pharmaceuticals, Inc. Trademarks and trade names of other companies appearing in this report are, to the knowledge of Regeneron Pharmaceuticals, Inc., the property of their respective owners.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except share data)

	June 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$390,554	$648,719
Marketable securities	213,694	251,761
Accounts receivable - trade, net	1,071,665	739,379
Accounts receivable from Sanofi	197,693	111,510
Accounts receivable from Bayer HealthCare	125,767	125,483
Inventories	171,266	128,861
Deferred tax assets	69,603	46,179
Prepaid expenses and other current assets	43,099	79,046
Total current assets	2,283,341	2,130,938

Marketable securities	589,595	460,154
Property, plant, and equipment, at cost, net of accumulated depreciation and amortization	1,326,112	974,309
Deferred tax assets	323,784	269,237
Other assets	4,138	3,034
Total assets	$4,526,970	$3,837,672

LIABILITIES and STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$529,505	$483,489
Deferred revenue from Sanofi, current portion	18,026	15,927
Deferred revenue - other, current portion	51,720	58,098
Other current liabilities	2,291	97,146
Total current liabilities	601,542	654,660

Deferred revenue from Sanofi	46,095	62,819
Deferred revenue - other	76,748	72,430
Facility lease obligations	357,687	310,938
Convertible senior notes	30,360	146,773
Other long-term liabilities	76,080	39,801
Total liabilities	1,188,512	1,287,421

Stockholders' equity:
Preferred stock, $.01 par value; 30,000,000 shares authorized; issued and outstanding - none	—	—
Class A Stock, convertible, $.001 par value; 40,000,000 shares authorized; shares issued and outstanding - 1,951,868 in 2015 and 1,973,368 in 2014	2	2
Common Stock, $.001 par value; 320,000,000 shares authorized; shares issued - 105,106,034 in 2015 and 102,475,154 in 2014	105	102
Additional paid-in capital	3,118,969	2,450,782
Retained earnings	487,308	216,644
Accumulated other comprehensive income	19,153	52,251
Treasury stock, at cost; 3,416,788 shares in 2015 and 2,017,732 in 2014	(287,079)	(169,530)
Total stockholders' equity	3,338,458	2,550,251
Total liabilities and stockholders' equity	$4,526,970	$3,837,672

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Statements of Operations
Revenues:
Net product sales	$657,819	$418,022	$1,202,392	$780,400
Sanofi collaboration revenue	195,110	142,595	368,466	273,103
Bayer HealthCare collaboration revenue	134,237	97,295	258,083	222,607
Technology licensing and other revenue	11,451	7,788	39,288	15,330
	998,617	665,700	1,868,229	1,291,440

Expenses:
Research and development	390,330	294,501	733,443	581,880
Selling, general, and administrative	174,588	96,730	333,579	199,957
Cost of goods sold	60,855	29,945	103,425	57,418
Cost of collaboration and contract manufacturing	27,985	16,434	69,370	32,533
	653,758	437,610	1,239,817	871,788

Income from operations	344,859	228,090	628,412	419,652

Other income (expense):
Investment and other income	1,849	1,677	1,930	2,614
Interest expense	(2,748)	(10,177)	(8,917)	(21,790)
Loss on extinguishment of debt	(15,964)	(10,787)	(16,906)	(10,787)
	(16,863)	(19,287)	(23,893)	(29,963)

Income before income taxes	327,996	208,803	604,519	389,689

Income tax expense	(133,353)	(112,452)	(333,855)	(225,033)

Net income	$194,643	$96,351	$270,664	$164,656

Net income per share - basic	$1.89	$0.96	$2.64	$1.65
Net income per share - diluted	$1.69	$0.85	$2.35	$1.46

Weighted average shares outstanding - basic	102,886	100,391	102,558	100,085
Weighted average shares outstanding - diluted	115,259	113,032	114,962	113,121

Statements of Comprehensive Income
Net income	$194,643	$96,351	$270,664	$164,656
Other comprehensive (loss) income:
Unrealized (loss) gain on marketable securities, net of tax	(28,751)	2,798	(33,098)	5,451
Comprehensive income	$165,892	$99,149	$237,566	$170,107

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$270,664	$164,656
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,325	24,546
Non-cash compensation expense	198,016	140,613
Non-cash interest expense	2,745	10,871
Loss on extinguishment of debt	16,906	10,787
Other non-cash charges and expenses, net	17,627	6,598
Deferred taxes	(59,069)	(19,092)
Changes in assets and liabilities:
(Increase) decrease in Sanofi, Bayer HealthCare, and trade accounts receivable	(418,753)	84,776
Increase in inventories	(49,852)	(37,295)
Decrease (increase) in prepaid expenses and other assets	33,842	(29,446)
(Decrease) increase in deferred revenue	(16,685)	16,105
Increase in accounts payable, accrued expenses, and other liabilities	129,338	16,820
Total adjustments	(114,560)	225,283
Net cash provided by operating activities	156,104	389,939

Cash flows from investing activities:
Purchases of marketable securities	(340,844)	(374,509)
Sales or maturities of marketable securities	193,769	155,850
Capital expenditures	(354,055)	(135,695)
Net cash used in investing activities	(501,130)	(354,354)

Cash flows from financing activities:
Proceeds (payments) in connection with facility and capital lease obligations	26,780	(534)
Repayments of convertible senior notes	(144,001)	(61,125)
Payments in connection with reduction of outstanding warrants	(124,531)	(143,041)
Proceeds from issuance of Common Stock	115,825	63,057
Payments in connection with Common Stock tendered for employee tax obligations	(35,930)	(64,990)
Excess tax benefit from stock-based compensation	248,718	235,575
Net cash provided by financing activities	86,861	28,942

Net (decrease) increase in cash and cash equivalents	(258,165)	64,527

Cash and cash equivalents at beginning of period	648,719	535,608

Cash and cash equivalents at end of period	$390,554	$600,135

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
The previously issued (i) Consolidated Balance Sheet as of December 31, 2014 contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2014, and (ii) Condensed Consolidated Statement of Operations and Comprehensive Income for the three and six months ended June 30, 2014 and Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2014 contained in the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, have each been revised in this Quarterly Report on Form 10-Q to reflect a correction in the Company's accounting for certain stock option awards. See Note 4.
In addition, the previously issued Consolidated Balance Sheet as of December 31, 2014 has been revised in this Quarterly Report on Form 10-Q to reflect a correction related to the accounting for costs incurred in connection with commercial bulk drug product manufactured by the Company, but not billed, under the Company's collaboration agreements with Sanofi and Bayer HealthCare, and the related tax impacts. The correcting adjustments results in a reduction to both accounts receivable and deferred revenue by $41.0 million, and reduce both income tax assets, net and additional paid-in capital by $14.2 million. The previously issued Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2014 was also revised in this Quarterly Report on Form 10-Q to reflect an $8.6 million increase in cash flows from operating activities and a corresponding reduction in cash flows from financing activities related to the tax impact of these adjustments. These adjustments had no impact on the Company's previously issued Consolidated Statements of Operations and Comprehensive Income in any reporting period. The Company determined that the error is not material to any previously-issued financial statements.
Certain reclassifications have been made to prior period amounts to conform with the current period’s presentation.
2. Product Sales
EYLEA® net product sales in the United States totaled $654.6 million and $414.8 million for the three months ended June 30, 2015 and 2014, respectively, and $1,195.7 million and $773.8 million for the six months ended June 30, 2015 and 2014, respectively. In addition, ARCALYST® net product sales totaled $3.2 million for each of the three-month periods ended June 30, 2015 and 2014, respectively, and $6.7 million and $6.6 million for the six months ended June 30, 2015 and 2014, respectively.
The Company recorded 69% and 73% for the three months ended June 30, 2015 and 2014, respectively, and 69% and 76% for the six months ended June 30, 2015 and 2014, respectively, of its total gross product revenue from sales to Besse Medical, a subsidiary of AmerisourceBergen Corporation.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

Revenue from product sales is recorded net of applicable provisions for rebates and chargebacks under governmental programs, distribution-related fees, and other sales-related deductions. The following table summarizes the provisions, and credits/payments, for these sales-related deductions during the six months ended June 30, 2015 and 2014.

	Rebates & Chargebacks	Distribution- Related Fees	Other Sales- Related Deductions	Total
Balance as of December 31, 2014	$3,083	$21,166	$532	$24,781
Provision related to current period sales	25,481	54,747	3,454	83,682
Credits/payments	(23,090)	(36,433)	(3,482)	(63,005)
Balance as of June 30, 2015	$5,474	$39,480	$504	$45,458

Balance as of December 31, 2013	$4,400	$19,663	$538	$24,601
Provision related to current period sales	14,817	36,206	818	51,841
Credits/payments	(15,077)	(35,449)	(834)	(51,360)
Balance as of June 30, 2014	$4,140	$20,420	$522	$25,082
3. Collaboration Agreements
a. Sanofi
Sanofi collaboration revenue, as detailed below, consisted primarily of reimbursement for research and development expenses that the Company incurred, partly offset by sharing of pre-launch commercialization expenses, in connection with the companies' Discovery and Preclinical Development Agreement ("Antibody Discovery Agreement") and License and Collaboration Agreement (each as amended), collectively referred to as the "Antibody Collaboration".

	Three Months Ended June 30,
Sanofi Collaboration Revenue	2015	2014
Antibody:
Reimbursement of Regeneron research and development expenses	$211,516	$137,893
Reimbursement of Regeneron commercialization-related expenses	27,347	4,307
Regeneron's share of losses in connection with commercialization of antibodies	(46,313)	(4,295)
Other	2,560	2,560
Total Antibody	195,110	140,465
ZALTRAP:
Regeneron's share of losses in connection with commercialization of ZALTRAP	—	(692)
Reimbursement of Regeneron research and development expenses	—	1,338
Other	—	1,484
Total ZALTRAP	—	2,130
	$195,110	$142,595

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

	Six Months Ended June 30,
Sanofi Collaboration Revenue	2015	2014
Antibody:
Reimbursement of Regeneron research and development expenses	$380,336	$264,715
Reimbursement of Regeneron commercialization-related expenses	35,805	5,375
Regeneron's share of losses in connection with commercialization of antibodies	(68,718)	(4,295)
Other	5,121	5,121
Total Antibody	352,544	270,916
ZALTRAP:
Regeneron's share of losses in connection with commercialization of ZALTRAP	—	(3,904)
Reimbursement of Regeneron research and development expenses	686	2,430
Other	15,236	3,661
Total ZALTRAP	15,922	2,187
	$368,466	$273,103
Antibodies
Under the Company's November 2007 Antibody Collaboration with Sanofi, as amended, agreed upon worldwide research and development expenses incurred by both companies during the term of the agreement are funded by Sanofi, except that following receipt of the first positive Phase 3 trial results for a co-developed drug candidate, subsequent Phase 3 trial-related costs for that drug candidate ("Shared Phase 3 Trial Costs") are shared 80% by Sanofi and 20% by Regeneron. During the three months ended June 30, 2015 and 2014, the Company recognized as additional research and development expense $22.5 million and $29.1 million, respectively, and during the six months ended June 30, 2015 and 2014, the Company recognized as additional research and development expense $47.5 million and $52.9 million, respectively, of antibody development expenses that the Company was obligated to reimburse to Sanofi related to Praluent® and sarilumab.
Effective in the second and fourth quarters of 2014, the Company and Sanofi began sharing pre-launch commercialization expenses related to Praluent and sarilumab, respectively, in accordance with the companies’ License and Collaboration Agreement. In July 2015, the U.S. Food and Drug Administration ("FDA") approved Praluent for the treatment of adults with heterozygous familial hypercholesterolemia or clinical atherosclerotic cardiovascular disease, who require additional lowering of low-density lipoprotein ("LDL") cholesterol.
In May 2013, the Company acquired from Sanofi full exclusive rights to antibodies targeting the platelet derived growth factor (PDGF) family of receptors and ligands in ophthalmology. With respect to PDGF antibodies, the Company made two $5.0 million development milestone payments to Sanofi in the first quarter of 2014 and a $10.0 million development milestone payment to Sanofi in the second quarter of 2015, each of which was recorded as research and development expense. The Company is also obligated to pay up to $20.0 million in additional potential development milestones as well as royalties on any future sales of PDGF antibodies.
In July 2015, in connection with the Company’s new immuno-oncology collaboration with Sanofi, as described below, the Company’s Antibody Discovery Agreement and License and Collaboration Agreement with Sanofi were each amended. In connection with these amendments, Sanofi's funding of the Company’s antibody discovery activities under the existing Antibody Collaboration will be reduced from $160.0 million to $145.0 million in 2015, and from $160.0 million to $130.0 million in both 2016 and 2017, or an aggregate reduction of $75.0 million over this three-year period. In addition, the Company's discovery activities to identify and validate potential drug discovery targets in the field of immuno-oncology and develop fully human monoclonal antibodies against these targets will now be funded by Sanofi under the terms of the companies’ new immuno-oncology collaboration.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

ZALTRAP®
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
In February 2015, the Company and Sanofi entered into an amended and restated ZALTRAP agreement ("Amended ZALTRAP Agreement"), with an effective date of July 1, 2014. Under the terms of the Amended ZALTRAP Agreement, Sanofi is solely responsible for the development and commercialization of ZALTRAP for cancer indications worldwide. Sanofi bears the cost of all development and commercialization activities and reimburses Regeneron for its costs for any such activities. Sanofi pays the Company a percentage of aggregate net sales of ZALTRAP during each calendar year, which percentage shall be from 15% to 30%, depending on the aggregate net sales of ZALTRAP in such calendar year. The Company will also be paid for all quantities of ZALTRAP manufactured by it, pursuant to a supply agreement, through the earlier of 2021 or the date Sanofi receives regulatory approval to manufacture ZALTRAP at one of its facilities, or a facility of a third party. In addition, Regeneron no longer has a contingent contractual obligation to reimburse Sanofi for 50% of the development expenses that Sanofi previously funded for the development of ZALTRAP under the ZALTRAP Collaboration Agreement. Unless terminated earlier in accordance with its provisions, the Amended ZALTRAP Agreement will continue to be in effect until such time as neither Sanofi nor its affiliates or sublicensees is developing or commercializing ZALTRAP.
As a result of entering into the Amended ZALTRAP Agreement, in the first quarter of 2015, the Company recognized $14.9 million of collaboration revenue, which was previously recorded as deferred revenue under the ZALTRAP Collaboration Agreement, related to (i) amounts that were previously reimbursed by Sanofi for manufacturing commercial supplies of ZALTRAP since the risk of inventory loss no longer existed, and (ii) the unamortized portion of up-front payments from Sanofi as the Company had no further performance obligations. In addition, during the three and six months ended June 30, 2015, the Company recorded $3.2 million and $23.0 million, respectively, in technology licensing and other revenue, primarily related to (i) revenues earned from Sanofi based on a percentage of net sales of ZALTRAP and (ii) revenues earned from Sanofi for manufacturing ZALTRAP commercial supplies.
Immuno-Oncology
In July 2015, the Company and Sanofi entered into a global strategic collaboration to discover, develop, and commercialize antibody-based cancer treatments in the field of immuno-oncology (the "IO Collaboration"). The IO Collaboration is governed by an Immuno-oncology Discovery and Development Agreement ("IO Discovery Agreement"), and an Immuno-oncology License and Collaboration Agreement ("IO License and Collaboration Agreement"). In connection with the IO Discovery Agreement, Sanofi will make a $265.0 million non-refundable upfront payment to the Company. Pursuant to the IO Discovery Agreement, the Company will spend up to $1,090.0 million to identify and validate potential immuno-oncology targets and develop therapeutic antibodies against such targets through clinical proof-of-concept. Sanofi will reimburse the Company for up to $825.0 million ("IO Discovery Funding") of these costs, subject to certain annual limits, which consists of (i) $750.0 million in new funding and (ii) $75.0 million of funding that would have otherwise been available to Regeneron under the existing Antibody Discovery Agreement, as described above. The term of the IO Discovery Agreement will continue through the later of five years from the effective date of the IO Collaboration or the date the IO Discovery Funding is exhausted, subject to Sanofi’s option to extend it for up to an additional three years for the continued development (and funding) of selected ongoing programs. Pursuant to the IO Discovery Agreement, the Company will be primarily responsible for the design and conduct of all research activities, including target identification and validation, antibody development, preclinical activities, toxicology studies, manufacture of preclinical and clinical supplies, filing of Investigational New Drug ("IND") Applications, and clinical development through proof-of-concept. The Company will reimburse Sanofi for half of the development costs they funded that are attributable to clinical development of antibody product candidates under the IO Discovery Agreement from Regeneron's share of future profits to the extent they are sufficient for this purpose. However, the Company is not required to apply more than 10% of its share of the profits from IO Collaboration products in any calendar quarter towards reimbursing Sanofi for these development costs. With regard to product candidates for which proof-of-concept is established, Sanofi will have the option to license rights to the candidate pursuant to the IO License and Collaboration Agreement (as further described below). If Sanofi does not exercise its option to license rights to a

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

product candidate, the Company will retain the exclusive right to develop and commercialize such product candidate and Sanofi will be entitled to receive a royalty on sales.
In connection with the IO License and Collaboration Agreement, Sanofi will make a $375.0 million non-refundable upfront payment to the Company. If Sanofi exercises its option to license rights to a product candidate thereunder, it will co-develop the drug candidate with the Company through product approval. Principal control of development of each product candidate that enters development under the IO License and Collaboration Agreement will alternate between the Company and Sanofi on a candidate-by-candidate basis. Sanofi will fund drug candidate development costs up front for the candidates for which it is the principal controlling party and the Company will reimburse half of the total development costs for all such candidates from its share of future profits to the extent they are sufficient for this purpose, subject to the same 10% reimbursement limitation described above. In addition, Sanofi and the Company will share equally, on an ongoing basis, the development costs for the drug candidates for which the Company is the principal controlling party. The party having principal control over the development of a product candidate will also lead the commercialization activities for such product candidate in the United States. For all products commercialized under the IO License and Collaboration Agreement, Sanofi will lead commercialization activities outside of the United States. Each party will have the right to co-promote licensed products in countries where it is not the lead commercialization party. The parties will share equally in any profits from worldwide sales of collaboration products. Regeneron is obligated to use commercially reasonable efforts to supply clinical requirements of each drug candidate under the IO License and Collaboration Agreement until commercial supplies of that IO drug candidate are being manufactured.
Under the terms of the IO License and Collaboration Agreement, the parties will also co-develop the Company’s antibody product candidate targeting the receptor known as Programmed Cell Death protein 1, or PD-1 ("REGN2810"). The parties will share equally, on an ongoing basis, development expenses for REGN2810 up to a total of $650.0 million. The Company will have principal control over the development of REGN2810 and will lead commercialization activities in the United States, subject to Sanofi’s right to co-promote, while Sanofi will lead commercialization activities outside of the United States and the parties will equally share profits from worldwide sales. The Company will be entitled to a milestone payment of $375.0 million in the event that sales of all licensed products targeting PD-1 (including REGN2810), together with sales of any other products licensed under the IO License and Collaboration Agreement and sold for use in combination with a licensed product targeting PD-1, equal or exceed $2.0 billion in any consecutive twelve-month period.
With respect to each product candidate that enters development under the IO License and Collaboration Agreement, Sanofi or the Company may, by giving twelve months’ notice, opt-out of further development and/or commercialization of the product, in which event the other party will retain exclusive rights to continue the development and/or commercialization of such product.
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

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

The collaboration revenue the Company earned from Bayer HealthCare is detailed below:

	Three Months Ended June 30,
Bayer HealthCare Collaboration Revenue	2015	2014
EYLEA:
Regeneron's net profit in connection with commercialization of EYLEA outside the United States	$106,631	$66,781
Sales milestones	—	15,000
Cost-sharing of Regeneron EYLEA development expenses	2,464	1,494
Other	16,618	10,813
Total EYLEA	125,713	94,088
PDGFR-beta antibody:
Cost-sharing of REGN2176-3 development expenses	5,926	626
Other	2,598	2,581
Total PDGFR-beta	8,524	3,207
	$134,237	$97,295

	Six Months Ended June 30,
Bayer HealthCare Collaboration Revenue	2015	2014
EYLEA:
Regeneron's net profit in connection with commercialization of EYLEA outside the United States	$196,057	$127,940
Sales milestones	15,000	45,000
Cost-sharing of Regeneron EYLEA development expenses	5,121	21,841
Other	29,530	21,745
Total EYLEA	245,708	216,526
PDGFR-beta antibody:
Cost-sharing of REGN2176-3 development expenses	7,180	1,139
Other	5,195	4,942
Total PDGFR-beta	12,375	6,081
	$258,083	$222,607
EYLEA outside the United States
In the first quarter of 2015, the Company earned a $15.0 million sales milestone from Bayer HealthCare upon total aggregate net sales of specific commercial supplies of EYLEA outside the United States exceeding $200 million over a twelve-month period. In the first half of 2014, the Company earned three $15.0 million sales milestones from Bayer HealthCare upon total aggregate net sales of EYLEA outside the United States exceeding $500 million, $600 million, and $700 million, respectively, over a twelve-month period.
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
PDGFR-beta antibody outside the United States
In January 2014, the Company entered into an agreement with Bayer HealthCare governing the joint development and commercialization outside the United States of an antibody product candidate to PDGFR-beta, including in combination with EYLEA, for the treatment of ocular diseases or disorders. In connection with the agreement, Bayer HealthCare made a $25.5 million non-refundable upfront payment to the Company in January 2014, and is obligated to pay 25% of global development costs and 50% of development costs exclusively for the territory outside the United States under the initial development plan. The $25.5 million upfront payment was initially recorded as deferred revenue, and will be recognized as revenue over the related performance period. Bayer HealthCare is also obligated to reimburse the Company for 50% of development milestone payments to Sanofi related to the Company's acquisition of rights to antibodies targeting the PDGF family of receptors in May 2013, as described above. In that regard, Bayer HealthCare made two $2.5 million development milestone payments to the Company in the first quarter of 2014 (both of which, for the purpose of revenue recognition, were not considered substantive) and a $5.0 million development milestone payment to the Company in the second quarter of 2015 (which was recognized as a substantive milestone).
4. Stock-based Compensation
The Company recognizes stock-based compensation expense for grants of stock option awards and restricted stock under the Company's applicable Long-Term Incentive Plan based on the grant-date fair value of those awards. The Company recognized stock-based compensation expense of $94.3 million and $64.8 million for the three months ended June 30, 2015 and 2014, respectively, and $198.0 million and $140.6 million for the six months ended June 30, 2015 and 2014, respectively.
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

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

The table below presents the impact of these revisions, including the related tax effect, on the Company's previously-filed financial statements.

	December 31, 2014
	As Previously Reported	Adjustments	As Revised
Balance Sheet Data:
Deferred tax assets (noncurrent)	$266,869	$22,152	$289,021
Total assets	3,871,827	22,152	3,893,979
Additional paid-in capital	2,404,118	60,890	2,465,008
Retained earnings	255,382	(38,738)	216,644
Total stockholders' equity	2,542,325	22,152	2,564,477
Total liabilities and stockholders' equity	3,871,827	22,152	3,893,979

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Consolidated Statement of Operations Data:
Selling, general, and administrative	$102,414	$(5,684)	$96,730	$211,264	$(11,307)	$199,957
Total operating expenses	443,294	(5,684)	437,610	883,095	(11,307)	871,788
Income from operations	222,406	5,684	228,090	408,345	11,307	419,652
Income before income taxes	203,119	5,684	208,803	378,382	11,307	389,689
Income tax expense	110,384	2,068	112,452	220,204	4,829	225,033
Net income	92,735	3,616	96,351	158,178	6,478	164,656
Net income per share - basic	$0.92	$0.04	$0.96	$1.58	$0.07	$1.65
Net income per share - diluted	$0.82	$0.03	$0.85	$1.40	$0.06	$1.46

	Six Months Ended June 30, 2014
	As Previously Reported	Adjustments	As Revised
Consolidated Statement of Cash Flows Data:
Cash flows from operating activities
Net income	$158,178	$6,478	$164,656
Non-cash compensation expense	151,920	(11,307)	140,613
Deferred taxes	(32,543)	4,829	(27,714)

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

The tables below present the impact of these revisions, including the related tax effects, on additional previously-filed interim and year-end Consolidated Statements of Operations for the three and nine months ended September 30, 2014, and for the three months and year ended December 31, 2014.

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

	Three Months Ended June 30,
	2015	2014
Net income - basic and diluted	$194,643	$96,351

(Shares in thousands)
Weighted average shares - basic	102,886	100,391
Effect of dilutive securities:
Stock options	9,438	9,359
Restricted stock	474	405
Warrants	2,461	2,877
Dilutive potential shares	12,373	12,641
Weighted average shares - diluted	115,259	113,032

Net income per share - basic	$1.89	$0.96
Net income per share - diluted	$1.69	$0.85

	Six Months Ended June 30,
	2015	2014
Net income - basic and diluted	$270,664	$164,656

(Shares in thousands)
Weighted average shares - basic	102,558	100,085
Effect of dilutive securities:
Stock options	9,441	9,615
Restricted stock	471	403
Warrants	2,492	3,018
Dilutive potential shares	12,404	13,036
Weighted average shares - diluted	114,962	113,121

Net income per share - basic	$2.64	$1.65
Net income per share - diluted	$2.35	$1.46

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

Shares which have been excluded from diluted per share amounts because their effect would have been antidilutive include the following:

	Three Months Ended June 30,
(Shares in thousands)	2015	2014
Stock options	3,366	3,765
Convertible senior notes	1,539	4,662

	Six Months Ended June 30,
(Shares in thousands)	2015	2014
Stock options	3,370	3,714
Convertible senior notes	1,733	4,711
6. Marketable Securities
Marketable securities as of June 30, 2015 and December 31, 2014 consist of both debt securities issued by investment grade institutions as well as equity securities. The Company also held restricted marketable securities as of December 31, 2014, consisting of the Company's investment in Avalanche Biotechnologies, Inc. common shares, which were subject to customary transfer restrictions until January 2015 under a lock-up agreement with the underwriters of Avalanche's initial public offering.
The following tables summarize the Company's investments in marketable securities:

	Amortized	Unrealized		Fair
As of June 30, 2015	Cost Basis	Gains	Losses	Value
Unrestricted
Corporate bonds	$661,084	$256	$(951)	$660,389
U.S. government and government agency obligations	56,998	31	(24)	57,005
Municipal bonds	39,764	17	(10)	39,771
Equity securities	17,005	29,119	—	46,124
	$774,851	$29,423	$(985)	$803,289

As of December 31, 2014
Unrestricted
Corporate bonds	$548,832	$136	$(1,462)	$547,506
U.S. government and government agency obligations	28,596	3	(46)	28,553
Municipal bonds	37,044	37	(43)	37,038
Equity securities	2,005	5,374	—	7,379
	616,477	5,550	(1,551)	620,476
Restricted
Equity securities	15,000	76,439	—	91,439
	$631,477	$81,989	$(1,551)	$711,915

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

The Company classifies its debt security investments based on their contractual maturity dates. The debt securities listed as of June 30, 2015 mature at various dates through August 2024. The fair values of debt security investments by contractual maturity consist of the following:

	June 30, 2015	December 31, 2014
Maturities within one year	$213,694	$251,761
Maturities after one year through five years	542,369	360,208
Maturities after five years through ten years	1,102	1,128
	$757,165	$613,097
The following table shows the fair value of the Company’s marketable securities that have unrealized losses and that are deemed to be only temporarily impaired, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Less than 12 Months		12 Months or Greater			Total
As of June 30, 2015	Fair Value	Unrealized Loss	Fair Value		Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$413,794	$(920)	$7,602		$(31)	$421,396	$(951)
U.S. government and government agency obligations	20,397	(24)	—		—	20,397	(24)
Municipal bonds	12,675	(10)	—	—	—	12,675	(10)
	$446,866	$(954)	$7,602		$(31)	$454,468	$(985)

As of December 31, 2014
Corporate bonds	$390,613	$(1,462)	—		—	$390,613	$(1,462)
U.S. government and government agency obligations	25,549	(46)	—		—	25,549	(46)
Municipal bonds	10,779	(43)	—		—	10,779	(43)
	$426,941	$(1,551)	—		—	$426,941	$(1,551)
For the three and six months ended June 30, 2015 and 2014, total realized gains and losses on sales of marketable securities were not material.
Changes in the Company's accumulated other comprehensive income (loss) for the three and six months ended June 30, 2015 and 2014 related to unrealized gains and losses on available-for-sale marketable securities. For the three and six months ended June 30, 2015 and 2014, amounts reclassified from accumulated other comprehensive income (loss) into investment income in the Company's Statements of Operations were related to realized gains and losses on sales of marketable securities.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

7. Fair Value Measurements
The Company’s assets that are measured at fair value on a recurring basis consist of the following:

		Fair Value Measurements at Reporting Date Using
As of June 30, 2015	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Available-for-sale marketable securities:
Unrestricted
Corporate bonds	$660,389	—	$660,389
U.S. government and government agency obligations	57,005	—	57,005
Municipal bonds	39,771	—	39,771
Equity securities	46,124	$46,124	—
	$803,289	$46,124	$757,165

As of December 31, 2014
Available-for-sale marketable securities:
Unrestricted
Corporate bonds	$547,506	—	$547,506
U.S. government and government agency obligations	28,553	—	28,553
Municipal bonds	37,038	—	37,038
Equity securities	7,379	$7,379	—
	620,476	7,379	613,097
Restricted
Equity securities	91,439	—	91,439
	$711,915	$7,379	$704,536
Marketable securities included in Level 2 are valued using quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, or model-based valuations in which significant inputs used are observable. The Company considers market liquidity in determining the fair value for these securities. The Company did not record any charges for other-than-temporary impairment of its Level 2 marketable securities during the three and six months ended June 30, 2015 and 2014.
There were no purchases, sales, or maturities of Level 3 marketable securities and no unrealized gains or losses related to Level 3 marketable securities for the three and six months ended June 30, 2015 and 2014. During the six months ended June 30, 2015, transfers of marketable securities from Level 2 to Level 1 were $91.4 million in connection with the lapse of the transfer restrictions on the Company's investment in Avalanche common shares in January 2015. The Company's policy for recognition of transfers between levels of the fair value hierarchy is to recognize any transfer at the beginning of the fiscal quarter in which the determination to transfer was made. There were no other transfers of marketable securities between Levels 1, 2, or 3 classifications during the six months ended June 30, 2015, and there were no transfers of marketable securities between Levels 1, 2, or 3 classifications during the six months ended June 30, 2014.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

As of June 30, 2015 and December 31, 2014, the Company had $33.3 million and $169.4 million, respectively, in aggregate principal amount of 1.875% convertible senior notes (the "Notes") that will mature on October 1, 2016 unless earlier converted or repurchased. As described in Note 10, a portion of the Notes was surrendered for conversion during the first half of 2015. The fair value of the outstanding Notes was estimated to be $201.6 million and $819.8 million as of June 30, 2015 and December 31, 2014, respectively, and was determined based on Level 2 inputs, such as market and observable sources.
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
8. Inventories
Inventories consist of the following:

	June 30,	December 31,
	2015	2014
Raw materials	$20,999	$10,923
Work-in-process	111,564	73,519
Finished goods	9,495	10,768
Deferred costs	29,208	33,651
	$171,266	$128,861
Deferred costs represent the costs of product manufactured and shipped to the Company's collaborators for which recognition of revenue has been deferred. For the three months ended June 30, 2015 and 2014, cost of goods sold included inventory write-downs and reserves totaling $6.4 million and $0.8 million, respectively. For the six months ended June 30, 2015 and 2014, cost of goods sold included inventory write-downs and reserves totaling $8.1 million and $1.9 million, respectively.
9. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

	June 30,	December 31,
	2015	2014
Accounts payable	$130,016	$99,508
Accrued payroll and related costs	83,105	92,778
Accrued clinical trial expense	48,084	41,555
Accrued sales-related charges, deductions, and royalties	196,095	133,085
Other accrued expenses and liabilities	72,205	116,563
	$529,505	$483,489
10. Debt
a. Convertible Debt
In the first half of 2015, the Company settled conversion obligations for $144.0 million principal amount of the Company's Notes that was previously surrendered for conversion. As of June 30, 2015, an aggregate principal amount of $33.3 million of the original $400.0 million aggregate principal amount of Notes remained outstanding. In accordance with the terms of the Notes, the

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

Company elected to settle these conversion obligations through a combination of cash, in an amount equal to the principal amount of the converted Notes, and shares of the Company's Common Stock in respect of any amounts due in excess thereof. Consequently, in the first half of 2015, the Company paid $144.0 million in cash and issued 1,399,069 shares of Common Stock. In addition, in the first half of 2015, the Company allocated $694.7 million of the settlement consideration provided to the Note holders to the reacquisition of the equity component of the Notes, and recognized such amount as a reduction of stockholders' equity, and recognized a $16.9 million loss on the debt extinguishment.
In connection with the initial offering of the Notes in October 2011, the Company entered into convertible note hedge and warrant transactions with multiple counterparties, which were recorded to additional paid-in capital. As a result of the Note conversions described above, in the first half of 2015, the Company also exercised a proportionate amount of its convertible note hedges, for which the Company received 1,399,056 shares of Common Stock, which was approximately equal to the number of shares the Company was required to issue to settle the non-cash portion of the related Note conversions. The Company recorded the cost of the shares received, or $117.5 million, as Treasury Stock during the first half of 2015.
In the first half of 2014, the Company settled conversion obligations for $61.1 million principal amount of the Notes surrendered for conversion. Upon settlement of the Notes during the second quarter of 2014, the Company paid $61.1 million in cash and issued 521,876 shares of Common Stock. In addition, during the second quarter of 2014, the Company allocated $156.7 million of the settlement consideration provided to the Note holders to the reacquisition of the equity component of the Notes, and recognized such amount as a reduction of stockholders' equity, and recognized a $10.8 million loss on the debt extinguishment. In connection with the Note conversions in the first half of 2014, the Company also exercised a proportionate amount of its convertible note hedges, for which the Company received 521,876 shares of Common Stock, which was equivalent to the number of shares the Company was required to issue to settle the non-cash portion of the related Note conversions. The Company recorded the cost of the shares received, or $43.8 million, as Treasury Stock during the first half of 2014.
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
During the first half of 2014, the Company entered into agreements to reduce the number of warrants held by warrant holders. Pursuant to the agreements, the Company paid an aggregate amount of $143.0 million to the warrant holders to reduce the maximum number of shares of Common Stock issuable upon exercise of the warrants by 727,516 in the aggregate.
b. Credit Facility
In March 2015, the Company entered into an agreement with a syndicate of lenders (the "Credit Agreement") which provides for a $750.0 million senior unsecured five-year revolving credit facility (the "Credit Facility"). The Credit Agreement includes an option for the Company to elect to increase the commitments under the Credit Facility and/or to enter into one or more tranches of term loans in the aggregate principal amount of up to $250.0 million subject to the consent of the lenders providing the additional commitments or term loans, as applicable, and certain other conditions. Proceeds of the loans under the Credit Facility may be used to finance working capital needs, and for general corporate or other lawful purposes, of Regeneron and its subsidiaries. The Credit Agreement also provides a $100.0 million sublimit for letters of credit. The Credit Agreement includes an option for the Company to elect to extend the maturity date of the Credit Facility beyond March 2020, subject to the consent of the extending lenders and certain other conditions. Amounts borrowed under the Credit Facility may be prepaid, and the commitments under the Credit Facility may be terminated, at any time without premium or penalty.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

Any loans under the Credit Facility have a variable interest rate based on either the London Interbank Offered Rate ("LIBOR") or an alternate base rate, plus an applicable margin that varies with the Company's debt rating and total leverage ratio. The Company had no borrowings outstanding under the Credit Facility as of June 30, 2015.
The Credit Agreement contains financial and operating covenants. Financial covenants include a maximum total leverage ratio and a minimum interest expense coverage ratio. The Company was in compliance with all covenants of the Credit Facility as of June 30, 2015.
11. Income Taxes
The Company is subject to U.S. federal, state, and foreign income taxes. The Company recorded an income tax provision in its Statement of Operations of $133.4 million and $112.5 million for the three months ended June 30, 2015 and 2014, respectively, and $333.9 million and $225.0 million for the six months ended June 30, 2015 and 2014, respectively. The Company's effective tax rate was 40.7% and 53.9% for the three months ended June 30, 2015 and 2014, respectively, and 55.2% and 57.7% for the six months ended June 30, 2015 and 2014, respectively. The Company's effective tax rate for the three and six months ended June 30, 2015 was negatively impacted, compared to the U.S. federal statutory rate, by (i) losses incurred in foreign jurisdictions with rates lower than the U.S. federal statutory rate, (ii) the non-deductible Branded Prescription Drug Fee, and (iii) expiration, at the end of 2014, of the federal tax credit for increased research activities.
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
The Company also recorded an income tax benefit in its Statement of Comprehensive Income of $16.3 million and $18.9 million for the three and six months ended June 30, 2015, in connection with unrealized losses on available-for-sale marketable securities. For both the three and six months ended June 30, 2014, the Company recorded an income tax provision in its Statement of Comprehensive Income of $1.4 million in connection with unrealized gains on available-for-sale marketable securities.
12. Statement of Cash Flows
Supplemental disclosure of non-cash investing and financing activities
Included in accounts payable and accrued expenses as of June 30, 2015 and December 31, 2014 were $67.9 million and $56.2 million, respectively, of accrued capital expenditures. Included in accounts payable and accrued expenses as of June 30, 2014 and December 31, 2013 were $35.1 million and $16.1 million, respectively, of accrued capital expenditures.
Included in accounts payable and accrued expenses as of June 30, 2015 and December 31, 2014 was $2.0 million and $7.5 million, respectively, for the Company's conversion settlement obligation related to the Company's Notes which were surrendered for conversion but not settled as of the end of the respective period. No such amounts were payable as of June 30, 2014 and December 31, 2013.
Included in accounts payable and accrued expenses as of December 31, 2014 was $59.8 million related to the Company's payment obligation for a reduction in the number of warrants based on a warrant holder closing out a portion of its hedge position. Additionally, included within other current liabilities as of December 31, 2014 was $87.5 million in connection with the estimated fair value of the remaining warrant liability. See Note 10. There were no such liabilities recorded in connection with warrants as of June 30, 2015, June 30, 2014, and December 31, 2013.
The Company recognized a facility lease obligation of $20.1 million and $50.6 million during the six months ended June 30, 2015 and 2014, respectively, in connection with capitalizing, on the Company's books, the landlord's costs of constructing new facilities that the Company has leased.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

13. Legal Matters
From time to time, the Company is a party to legal proceedings in the course of the Company's business. Costs associated with the Company's involvement in legal proceedings are expensed as incurred.
Proceedings Relating to '287 Patent and '018 Patent
The Company is a party to patent infringement litigation involving its European Patent No. 1,360,287 (the "'287 Patent") and its U.S. Patent No. 8,502,018 (the "'018 Patent"), both of which concern genetically altered mice capable of producing chimeric antibodies that are part human and part mouse. Chimeric antibody sequences can be used to produce high-affinity fully human monoclonal antibodies. In these proceedings (the "'287 Patent Infringement Litigation" and "'018 Patent Infringement Litigation," respectively), the Company claims infringement of several claims of the '287 Patent and the '018 Patent (as applicable), and seeks, among other types of relief, an injunction and an account of profits in connection with the defendants' infringing acts, which may include, among other things, the making, use, keeping, sale, or offer for sale of genetically engineered mice (or certain cells from which they are derived) that infringe one or more claims of the '287 Patent and the '018 Patent (as applicable). At this time, the Company is not able to predict the outcome of, or an estimate of gain, if any, related to, these proceedings.
Proceedings Relating to PCSK9 Antibody (Praluent)
On October 17, 2014 and October 28, 2014, Amgen Inc. filed complaints against Regeneron, Sanofi, Aventisub LLC (subsequently removed and replaced with Sanofi-Aventis U.S. LLC), and Aventis Pharmaceuticals, Inc. in the United States District Court for the District of Delaware seeking an injunction to prohibit Regeneron and the other defendants from manufacturing, using, offering to sell, or selling within the United States (as well as importing into the United States) Praluent, the antibody to PCSK9 for LDL cholesterol reduction Regeneron is jointly developing with Sanofi. On November 11, 2014 and November 17, 2014 Amgen filed complaints against Regeneron, Sanofi, Sanofi-Aventis U.S. LLC, and Aventis Pharmaceuticals, Inc. in the same court seeking the same relief. Amgen asserts U.S. Patent Nos. 8,563,698, 8,829,165, and 8,859,741 in the first complaint, U.S. Patent Nos. 8,871,913 and 8,871,914 in the second complaint, U.S. Patent No. 8,883,983 in the third complaint, and U.S. Patent No. 8,889,834 in the fourth complaint. Amgen also seeks a judgment of patent infringement of the asserted patents, monetary damages (together with interest), costs and expenses of the lawsuits, and attorneys' fees. On December 15, 2014, all of the four proceedings were consolidated into a single case. In its April 21, 2015 Scheduling Order, the court set a trial date of March 7, 2016. This matter has not yet progressed sufficiently through discovery and/or development of important factual information and legal issues to enable the Company to estimate a range of possible loss, if any.
Proceedings Relating to Patents Owned by Genentech and City of Hope
On July 27, 2015, the Company and Sanofi-Aventis U.S. LLC filed a complaint in the United States District Court for the Central District of California (Los Angeles division) seeking a declaratory judgment of invalidity, as well as non-infringement by the manufacture, use, sale, offer of sale, or importation of Praluent (alirocumab), of U.S. Patent No. 7,923,221 jointly owned by Genentech, Inc. ("Genentech") and City of Hope relating to the production of recombinant antibodies in host cells. On the same day, the Company and Sanofi-Aventis U.S. LLC initiated an inter partes review in the United States Patent and Trademark Office seeking a declaration of invalidity of U.S. Patent No. 6,331,415 jointly owned by Genentech and City of Hope relating to the production of recombinant antibodies in host cells. At this time, the Company is not able to predict the outcome of these proceedings.
14. Recently Issued Accounting Standards
In May 2014, the FASB issued a new standard related to revenue recognition, Revenue from Contracts with Customers, which will replace existing revenue recognition guidance. The new standard requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. To achieve that core principle, an entity must identify the contract(s) with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when (or as) the entity satisfies the performance obligation. In July 2015, the FASB decided to delay the effective date of the new standard by one year; as a result, the new standard will be effective for annual and interim reporting periods beginning after December 15, 2017. Early adoption will be permitted, but no earlier than 2017 for calendar year-end entities. The standard allows for two transition methods - retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial adoption. The Company has not yet determined its method of transition and is evaluating the impact that this guidance will have on the Company's financial statements.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussion below contains forward-looking statements that involve risks and uncertainties relating to future events and the future performance of Regeneron Pharmaceuticals, Inc. ("Regeneron," "Company," "we," "us," and "our"), and actual events or results may differ materially from these forward-looking statements. Words such as "anticipate," "expect," "intend," "plan," "believe," "seek," "estimate," variations of such words, and similar expressions are intended to identify such forward-looking statements, although not all forward-looking statements contain these identifying words. These statements concern, and these risks and uncertainties include, among others, the nature, timing, and possible success and therapeutic applications of our products, product candidates, and research and clinical programs now underway or planned, including without limitation Regeneron's human genetics initiative; unforeseen safety issues resulting from the administration of products and product candidates in patients, including serious complications or side effects in connection with the use of our product candidates in clinical trials; the likelihood and timing of possible regulatory approval and commercial launch of our late-stage product candidates and new indications for marketed products, including without limitation Praluent® (alirocumab) Injection, sarilumab, dupilumab, fasinumab, and REGN2222; ongoing regulatory obligations and oversight impacting our marketed products (such as EYLEA® (aflibercept) Injection and Praluent), research and clinical programs, and business, including those relating to patient privacy; determinations by regulatory and administrative governmental authorities which may delay or restrict our ability to continue to develop or commercialize our products and product candidates; competing drugs and product candidates that may be superior to our products and product candidates; uncertainty of market acceptance and commercial success of our products and product candidates; our ability to manufacture and manage supply chains for multiple products and product candidates; coverage and reimbursement determinations by third-party payers, including Medicare and Medicaid; unanticipated expenses; the costs of developing, producing, and selling products; our ability to meet any of our sales or other financial projections or guidance, including without limitation capital expenditures and income tax obligations, and changes to the assumptions underlying those projections or guidance; the potential for any license or collaboration agreement, including our agreements with Sanofi and Bayer HealthCare LLC, to be cancelled or terminated without any further product success; and risks associated with intellectual property of other parties and pending or future litigation relating thereto. These statements are made based on management's current beliefs and judgment, and the reader is cautioned not to rely on any such statements. In evaluating such statements, shareholders and potential investors should specifically consider the various factors identified under Part II, Item 1A. "Risk Factors," which could cause actual events and results to differ materially from those indicated by such forward-looking statements. We do not undertake any obligation to update publicly any forward-looking statement, whether as a result of new information, future events, or otherwise.
Overview
Regeneron Pharmaceuticals, Inc. is a fully integrated biopharmaceutical company that discovers, invents, develops, manufactures, and commercializes medicines for the treatment of serious medical conditions. We commercialize medicines for eye diseases, high low-density lipoprotein (LDL) cholesterol, and a rare inflammatory condition and have product candidates in development in other areas of high unmet medical need, including oncology, rheumatoid arthritis (RA), asthma, atopic dermatitis, pain, and infectious diseases.
Our total revenues were $998.6 million in the second quarter and $1,868.2 million in the first half of 2015, compared to $665.7 million in the second quarter and $1,291.4 million in the first half of 2014. Our net income was $194.6 million, or $1.69 per diluted share, in the second quarter and $270.7 million, or $2.35 per diluted share, in first half of 2015, compared to net income of $96.4 million, or $0.85 per diluted share, in the second quarter and $164.7 million, or $1.46 per diluted share, in the first half of 2014. Refer to the "Results of Operations" section below for further details of our financial results.
We currently have three marketed products:

•
EYLEA (aflibercept) Injection, known in the scientific literature as VEGF Trap-Eye, which is available in the United States, European Union (EU), Japan, and certain other countries outside the United States for the treatment of neovascular age-related macular degeneration (wet AMD), diabetic macular edema (DME), macular edema following central retinal vein occlusion (CRVO), and macular edema following retinal vein occlusion (RVO), which includes macular edema following branch retinal vein occlusion (BRVO). EYLEA is also available in Japan for the treatment of myopic choroidal neovascularization (mCNV) and in the United States for the treatment of diabetic retinopathy in patients with DME. Bayer HealthCare has additional regulatory applications for EYLEA for the treatment of wet AMD, macular edema secondary to CRVO and BRVO, DME, and mCNV pending in other countries. We are collaborating with Bayer HealthCare on the global development and commercialization of EYLEA outside the United States.

•
Praluent (alirocumab) Injection, which is available in the United States for the treatment of adults with heterozygous familial hypercholesterolemia or clinical atherosclerotic cardiovascular disease (ASCVD), who require additional lowering of LDL cholesterol. We are collaborating with Sanofi on the global development and commercialization of Praluent.

•
ARCALYST® (rilonacept) Injection for Subcutaneous Use, which is available in the United States for the treatment of Cryopyrin-Associated Periodic Syndromes (CAPS), including Familial Cold Auto-inflammatory Syndrome (FCAS) and Muckle-Wells Syndrome (MWS), in adults and children 12 years and older.

In February 2015, we and Sanofi entered into an amended and restated ZALTRAP® agreement (Amended ZALTRAP Agreement). Under the terms of the Amended ZALTRAP Agreement, Sanofi is solely responsible for the development and commercialization of ZALTRAP (ziv-aflibercept) Injection for Intravenous Infusion for cancer indications worldwide. Sanofi bears the cost of all development and commercialization activities and reimburses Regeneron for its costs for any such activities. Sanofi pays us a percentage of aggregate net sales of ZALTRAP during each calendar year, which percentage shall be from 15% to 30%, depending on the aggregate net sales of ZALTRAP in such calendar year. Refer to "Collaboration Agreements - Collaborations with Sanofi - ZALTRAP" below for further details of the Amended ZALTRAP Agreement. ZALTRAP is currently available in the United States, EU, and certain other countries for treatment, in combination with 5-fluorouracil, leucovorin, irinotecan (FOLFIRI), of patients with metastatic colorectal cancer (mCRC) that is resistant to or has progressed following an oxaliplatin-containing regimen.
We have 16 product candidates in clinical development, all of which were discovered in our research laboratories. These consist of a Trap-based clinical program and 15 fully human monoclonal antibody product candidates, as summarized below. Each of the antibodies in the table below was generated using our VelocImmune® technology.

Trap-based Clinical Programs
EYLEA
In Phase 3 clinical development for the treatment of Neovascular Glaucoma (NVG) (in Japan) in collaboration with Bayer HealthCare. As described below, EYLEA is also being studied in combination with (i) an antibody to Platelet Derived Growth Factor Receptor Beta (PDGFR-beta), and (ii) an antibody to angiopoietin-2 (Ang2).

Antibody-based Clinical Programs in Collaboration with Sanofi
Praluent (alirocumab)
Antibody to PCSK9. In Phase 3 clinical development for LDL cholesterol reduction and for the prevention of cardiovascular events. In the third quarter of 2015, the U.S. Food and Drug Administration (FDA) approved Praluent as an adjunct to diet and maximally tolerated statin therapy for the treatment of adults with heterozygous familial hypercholesterolemia or clinical ASCVD, who require additional lowering of LDL cholesterol.

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

REGN2810
Antibody to programmed cell death protein 1 (PD-1). Phase 1 clinical study in advanced malignancies initiated in the first quarter of 2015.
REGN2222
Antibody to the Respiratory Syncytial Virus-F (RSV-F) protein. Phase 3 clinical study in RSV initiated in the second quarter of 2015. In the fourth quarter of 2014, Sanofi provided notice to Regeneron that it had elected not to continue co-development of REGN2222 effective December 2015, and will be entitled to receive royalties on any future sales of the product candidate.

Antibody-based Clinical Programs in Collaboration with Bayer HealthCare
REGN2176-3
Combination product comprised of an antibody to PDGFR-beta co-formulated with EYLEA for use in ophthalmology, via intravitreal administration. Phase 2 clinical study for the treatment of wet AMD initiated in the second quarter of 2015.

Antibody-based Clinical Programs Developing Independently
Fasinumab (REGN475)*
Antibody to Nerve Growth Factor (NGF). Phase 2b/3 study in pain due to osteoarthritis initiated in the second quarter of 2015; currently on partial clinical hold by the FDA limiting duration of trials in osteoarthritis to 16 weeks.

REGN1500*
Antibody to Angptl-3. Phase 2 clinical study for the treatment of dyslipidemia in homozygous familial hypercholesterolemia initiated in the first quarter of 2015. Studies are ongoing under a partial clinical hold by the FDA that excludes women of childbearing potential.

REGN1033*
Antibody to myostatin (GDF8). In Phase 2 clinical development in skeletal muscle disorders. In the second quarter of 2015, Sanofi provided notice to Regeneron that it had elected not to continue co-development of REGN1033.

REGN1908-1909*
Antibody to Feld1 in Phase 1/Phase 2 clinical development against allergic disease.
REGN1400
Antibody to ErbB3. In Phase 1 clinical development in oncology.
REGN1154*
Antibody against an undisclosed target. Phase 1 clinical study in Australia completed.
REGN1193*
Antibody to glucagon receptor (GCGR). In Phase 1 clinical development.
REGN1979
Bispecific antibody against CD20 and CD3. In Phase 1 clinical development for Non-Hodgkin's Lymphoma and Chronic Lymphocytic Leukemia.
REGN910-3**
Combination product comprised of an antibody to Ang2 co-formulated with EYLEA for use in ophthalmology, via intravitreal administration. In Phase 1 clinical development for the treatment of wet AMD and DME.

* Sanofi did not opt-in to or elected not to continue to co-develop the product candidate and we have sole global rights. Under the terms of our agreement, Sanofi is entitled to receive a mid-single digit royalty on future sales of the product candidate.

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
Marketed Products
EYLEA (aflibercept) Injection
We commenced sales of EYLEA in the United States for the treatment of wet AMD in November 2011, macular edema following CRVO in September 2012, DME in July 2014, and macular edema following RVO in October 2014. In addition, in March 2015, the FDA approved EYLEA for the treatment of diabetic retinopathy in patients with DME. Outside the United States, Bayer HealthCare commenced sales of EYLEA for the treatment of wet AMD in the fourth quarter of 2012, macular edema secondary to CRVO in the fourth quarter of 2013, visual impairment due to DME in the third quarter of 2014, and mCNV in Japan in the fourth quarter of 2014. In February and June 2015, the European Commission and the Japanese Ministry of Health, Labour and Welfare (MHLW), respectively, approved EYLEA for the treatment of macular edema following RVO, which includes macular edema following BRVO. In the fourth quarter of 2014, Bayer HealthCare submitted a regulatory application in China for EYLEA for the treatment of wet AMD. Bayer HealthCare has additional regulatory applications for EYLEA for the treatment of wet AMD, macular edema secondary to CRVO and BRVO, DME, and mCNV pending in other countries.
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
Net product sales of EYLEA in the United States were $654.6 million in the second quarter and $1,195.7 million in the first half of 2015, compared to $414.8 million in the second quarter and $773.8 million in the first half of of 2014. Bayer HealthCare records revenue from sales of EYLEA outside the United States, which were $337.8 million in the second quarter and $629.6 million in the first half of 2015, compared to $246.8 million in the second quarter and $464.9 million in the first half of 2014.
Praluent (alirocumab) Injection
In July 2015, the FDA approved Praluent as an adjunct to diet and maximally tolerated statin therapy for the treatment of adults with heterozygous familial hypercholesterolemia or clinical ASCVD, who require additional lowering of LDL cholesterol. We are collaborating with Sanofi on the global development and commercialization of Praluent. Under our collaboration agreement, Sanofi will record product sales and cost of sales for commercialized products, and Regeneron has the right to co-promote such products. We have exercised our option to co-promote Praluent in the United States. We and Sanofi will equally share profits and losses from sales within the United States.

ARCALYST (rilonacept) Injection for Subcutaneous Use
ARCALYST is available in the United States for the treatment of CAPS in adults and children 12 years and older. CAPS are a group of rare, inherited, auto-inflammatory conditions characterized by life-long, recurrent symptoms of rash, fever/chills, joint pain, eye redness/pain, and fatigue. Intermittent, disruptive exacerbations or flares can be triggered at any time by exposure to cooling temperatures, stress, exercise, or other unknown stimuli. Net product sales of ARCALYST were $3.2 million in the second quarter and $6.7 million in the first half of 2015, compared to $3.2 million in the second quarter and $6.6 million in the first half of 2014.
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
DME
Phase 3 VISTA-DME and VIVID-DME Trials. We conducted the VISTA-DME study in the United States, and Bayer HealthCare is conducting the VIVID-DME study in Europe, Japan, and Australia. Patients in both trials were randomized to receive either EYLEA 2 mg monthly, EYLEA 2 mg every two months (after 5 initial monthly injections), or the comparator treatment of laser photocoagulation. Both trials followed patients for up to 148 weeks.
In addition to the previous approval for DME, in March 2015, the FDA approved EYLEA for the treatment of diabetic retinopathy in patients with DME.
Phase 3 VIVID EAST-DME Study. We and Bayer HealthCare have conducted a Phase 3 study to evaluate the efficacy and safety of EYLEA in DME in Russia, China, and other Asian countries (VIVID EAST-DME).
Neovascular Glaucoma
NVG is a secondary glaucoma triggered by the formation of new blood vessels (neovascularization) on the iris and the anterior chamber angle. Neovascularization restricts aqueous outflow and consequently elevates intraocular pressure (IOP). NVG is a serious condition that may lead to permanent loss of vision, a persistently painful eye, and, especially in the advanced stages, is unlikely to respond to treatment. NVG is caused by eye diseases leading to retinal ischemia, mainly CRVO, proliferative diabetic retinopathy (PDR), and ocular ischemic syndrome (OIS).
The clinical manifestations of NVG include elevated IOP and neovascularization in the anterior segment of the eye (iris and/or anterior chamber angle). Panretinal photocoagulation (PRP) is commonly used to treat ischemic retina, induce regression of neovascularization in the anterior segment, and reduce IOP. The effects of PRP are not produced immediately, and during this period, further neovascularization may be seen and the anterior chamber angle may become progressively occluded worsening the prognosis. Moreover, it is often difficult to perform PRP in eyes with NVG, due to corneal edema secondary to high IOP or to other opacities of the optic media such as cataract or vitreous hemorrhage. If PRP is suboptimal, cryo-coagulation is conducted or endolaser coagulation may be combined with vitreous surgery. Despite such invasive treatments, progression of the neovascularization may continue because of persistent ischemia.

NVG meets the criteria for an orphan indication in Japan where the estimated number of NVG patients is 30,000 to 40,000. In the second quarter of 2015, Bayer HealthCare initiated a Phase 3 study in Japan to assess the efficacy and safety of intravitreal administration of aflibercept in comparison to sham treatment on the change in IOP in patients with NVG.
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
In 2013, we and Sanofi reported data from the ODYSSEY MONO trial, which evaluated the efficacy and safety of Praluent monotherapy versus ezetimibe monotherapy in patients with primary hypercholesterolemia. In 2014, we and Sanofi reported detailed positive results from nine additional Phase 3 ODYSSEY studies. All ten studies (ODYSSEY MONO, LONG TERM, FH I, FH II, HIGH FH, COMBO I, COMBO II, OPTIONS I, OPTIONS II, and ALTERNATIVE) met their primary efficacy endpoint of a greater percent reduction from baseline in LDL-C at 24 weeks compared to placebo or active comparator. Based on the positive results of these studies, a Biologics License Application (BLA) for U.S. regulatory approval of Praluent was submitted, and accepted by the FDA in January 2015. An FDA rare pediatric disease priority review voucher was utilized in connection with this BLA submission, as a result of which the submission was accepted by the FDA for priority review. In July 2015, the FDA approved Praluent for the treatment of adults with heterozygous familial hypercholesterolemia or clinical ASCVD, who require additional lowering of LDL cholesterol. In addition, in July 2015, the European Medicines Agency's (EMA's) Committee for Medicinal Products for Human Use (CHMP) adopted a positive opinion for the marketing authorization of Praluent, recommending its approval for use in certain adult patients with hypercholesterolemia.
In January 2015, we and Sanofi announced that the ODYSSEY CHOICE I and ODYSSEY CHOICE II studies met their primary efficacy endpoints. The trials compared the reduction from baseline in LDL-C at 24 weeks with Praluent versus placebo in patients with hypercholesterolemia. In these trials dosing every four weeks, the mean percent reduction in LDL-C from baseline was consistent with that seen in previous Phase 3 trials evaluating Praluent in every other week dosing. The most common adverse events (AEs) in the trials (occurring in at least 5% of Praluent-treated patients) were injection site reactions, headache, upper respiratory tract infection, arthralgia, nausea, sinusitis, pain in extremity, and fatigue. Injection site reactions occurred more frequently in the Praluent groups compared to placebo. Detailed data were presented at the American College of Cardiology (ACC) conference in March 2015.
In March 2015, 18-month (78-week) results of the ODYSSEY LONG TERM Phase 3 trial of Praluent were published online in The New England Journal of Medicine.
In July 2015, we and and Sanofi announced that the Phase 3 ODYSSEY JAPAN trial met its primary endpoint. At week 24, patients in the Praluent group experienced an average 64% greater reduction from baseline in their LDL-C when added to current standard of care including statins, compared to standard of care alone (p<0.0001). Patients were started on the lower dose of 75 mg, with the option to adjust their dose to 150 mg if they had not achieved their LDL-C goal (as defined by the Japan Atherosclerosis Society (JAS) guidelines) at week 8. At week 24, 97% of patients in the Praluent group reached their LDL-C treatment goal, compared to 10% for placebo (p<0.0001). Ninety-nine percent of patients who received Praluent at week 8 remained on the initial 75 mg dose, while 1% of patients had their dose adjusted to receive 150 mg every two weeks, also as a single 1 mL injection. The most common adverse events (occurring in at least 5% of patients in the Praluent group) were nasopharyngitis, injection site reaction, and back pain. Results were presented at the Annual Scientific Meeting of the JAS in Sendai, Japan.
ODYSSEY JAPAN evaluated Praluent (n =144) compared to placebo (n =72), both on top of standard care, in Japanese patients with hypercholesterolemia, with either HeFH or at high CV risk, and who could not reach their LDL-C treatment goal as defined by the JAS guidelines despite lipid-lowering treatments that included statins. The mean LDL-C value at baseline was 141.2 mg/dL. Patients were initially randomized to receive either Praluent 75 mg every two weeks administered as a single 1 mL injection, or placebo. Patients in both groups received statins, with or without other lipid-lowering therapies.
Sarilumab (REGN88; IL-6R Antibody) for inflammatory diseases
Overview
IL-6 is a key cytokine involved in the pathogenesis of RA, causing inflammation and joint destruction. Sarilumab is a fully human monoclonal antibody to IL-6R generated using our VelocImmune technology.
Rheumatoid Arthritis
Phase 3 Studies. In 2013, we and Sanofi announced that in the 52 week SARIL-RA-MOBILITY Phase 3 clinical trial in adult patients with active RA who were inadequate responders to methotrexate (MTX) therapy, sarilumab treatment in combination with MTX improved disease signs and symptoms as well as physical function, and inhibited progression of joint damage. Additional data from the trial were presented at the annual meeting of the European League Against Rheumatism (EULAR) in June 2015. A summary of primary endpoints and most common AEs for this trial, as well as additional Phase 3 trials, is as follows:

Completed Efficacy and Safety Studies
Study	Patient group	Primary efficacy endpoints			Most common AEs
		ACR[a] 20/50/70	HAQ-DIb	mTSS[c]
MOBILITY (n=1,197) 150mg + MTX (n=400) 200mg + MTX (n=398) Placebo + MTX (n=399)	Moderate to severe RA with inadequate response to MTX	58/37/20 (p<0.0001 vs. placebo)	-0.53	0.90	Infections, reduction in neutrophil counts, increase in mean LDL-C and transaminases
		66/46/25 (p<0.0001 vs. placebo)	-0.55	0.25
		33/17/7	-0.29	2.78
TARGET (n=546) 150mg + DMARD[d] 200mg + DMARD Placebo + DMARD	Moderate to severe active RA with inadequate response to, or intolerant of, one or more tumor necrosis factor-alpha (TNF-alpha) inhibitors	56/NA/NA (p<0.001)	NA	NA	Infections, injection site reactions, reduction in neutrophil counts
		61/NA/NA (p<0.001)
		34/NA/NA

NA = not applicable
a.ACR = American College of Rheumatology score
b.HAQ-DI = the Health Assessment Question-Disability Index
c.mTSS = van der Heijde modified total Sharp score
d.DMARD = non-biologic disease modifying anti-rheumatic drugs

Completed Safety Studies
Study	Patient group	Primary endpoint	Study met primary endpoint?
ASCERTAIN (n=202)	Moderate to severe active RA with inadequate response to, or intolerant of, one or more TNF-alpha inhibitors	Assess safety of two subcutaneous doses of sarilumab and tocilizumab in combination with DMARDs	Yes
EASY (n=217)	Completed patients from MOBILITY, TARGET, or ASCERTAIN trials	Product technical failures	Yes
Detailed results from the SARIL-RA-TARGET, SARIL-RA-EASY, and SARIL-RA-ASCERTAIN trials will be presented at future medical congresses.
We and Sanofi have also initiated additional Phase 3 studies, SARIL-RA-ONE, SARIL-RA-MONARCH, and SARIL-RA-KAKEHASI (in Japan). In addition, the SARIL-RA-HARUKA long-term safety trial was initiated in Japan in the first quarter of 2015. In the second quarter of 2015, an open-label, randomized, parallel group, single-dose Phase 1 study to assess the safety of IL-6 receptor blockade with sarilumab or tocilizumab monotherapy in Japanese patients with RA was also initiated. The broad SARIL-RA clinical development program is focused on adult populations with moderate-to-severe RA who are inadequate responders to either MTX or tumor necrosis factor alpha inhibitor therapy. Patients who complete SARIL-RA-MOBILITY, SARIL-RA-TARGET, SARIL-RA-ASCERTAIN, or SARIL-RA-ONE are offered enrollment into the ongoing SARIL-RA-EXTEND, which is an open-label, long-term safety study of sarilumab.
Non-infectious Uveitis
Phase 2 SARIL-NIU-SATURN Study. A Phase 2 study, SARIL-NIU-SATURN, was initiated in 2013 and is a placebo-controlled proof-of-concept study evaluating the safety and efficacy of sarilumab in non-infectious uveitis. The study is fully enrolled.
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
Phase 3 Study. In the fourth quarter of 2014, four Phase 3 trials in atopic dermatitis, LIBERTY AD CHRONOS, LIBERTY AD SOLO 1, LIBERTY AD SOLO 2, and LIBERTY AD Open label Extension, were initiated. Enrollment has been completed in the LIBERTY AD CHRONOS, LIBERTY AD SOLO 1 and LIBERTY AD SOLO 2 pivotal trials. LIBERTY AD CHRONOS is a randomized, double-blind, placebo-controlled, multi-national study with the primary objective of demonstrating the efficacy of dupilumab in adults with moderate-to-severe atopic dermatitis when administered concomitantly with topical corticosteroids through 16 weeks. Secondary objectives of the LIBERTY AD CHRONOS trial will evaluate the long-term safety and efficacy of dupilumab up to 52 weeks. The LIBERTY AD Phase 3 clinical program will consist of patients with moderate-to-severe atopic dermatitis at sites worldwide.
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
Asthma
Phase 2b Study. In May 2015, we and Sanofi presented positive results from an interim analysis of a pivotal Phase 2b study of dupilumab in adult patients with moderate-to-severe asthma, who are uncontrolled despite treatment with inhaled corticosteroids and long-acting beta agonists (ICS/LABA), at the American Thoracic Society 2015 International Conference. As previously reported in 2014, the study met its primary endpoint of improving lung function in asthma patients with high blood eosinophil counts ((HEos), greater than or equal to 300 eosinophilic cells/microliter). New data presented on secondary endpoints at the American Thoracic Society 2015 International Conference included positive results in study patients with low blood eosinophil counts ((LEos), less than 300 eosinophilic cells/microliter), who are thought to be less likely to suffer from "allergic" asthma and thus less likely to respond to Type 2 helper T-cell (TH2) targeted therapies. Based on discussions with the FDA, this Phase 2b study may be considered one of two pivotal efficacy studies required for a potential dupilumab BLA in asthma.
The results presented in May 2015 focused on LEos asthma patients. In this population, patients treated every other week with either 200 mg or 300 mg doses of dupilumab showed a greater than 8% improvement in forced expiratory volume over one second ((FEV1), a standard measure of lung function) at week 12 (p<0.001), in comparison to placebo, both in combination with ICS/LABA. Additionally, the 200 mg and 300 mg every other week doses of dupilumab in combination with ICS/LABA showed 68% and 62% reductions, respectively, in adjusted annualized rate of severe exacerbations in the LEos population (p<0.01 and p<0.05), in comparison to placebo in combination with ICS/LABA. These results are consistent with previously reported positive results in HEos asthma patients and the overall patient population, in which the two every other week doses (200 mg and 300 mg) of dupilumab in combination with ICS/LABA demonstrated a statistically significant 12% to 15% improvement in FEV1 over placebo at week 12 and a 64% to 75% improvement in annualized rate of severe exacerbations over placebo. Dupilumab also significantly reduced mean fractional exhaled nitric oxide (FeNO) across both every other week doses tested (200 and 300 mg) and the three patient populations (overall, LEos and HEos), in a roughly dose-dependent manner. FeNO is recommended by the American Thoracic Society clinical practice guidelines to assess airway inflammation, since higher-than-normal levels of nitric oxide may be released when a patient has a chronic airway disease, such as asthma.
The most common AE was injection site reaction, which was more frequent in the dupilumab dose groups (13% to 25%) compared to placebo (12%). Other common AEs in the study included upper respiratory tract infection (10% to 13% dupilumab; 13% placebo), headache (5% to 10% dupilumab; 8% placebo), nasopharyngitis (3% to 10% dupilumab; 6% placebo) and bronchitis (5% to 8% dupilumab; 8% placebo). The incidence of infections was balanced across treatment groups (42% to 45% dupilumab; 46% placebo), as was the incidence of serious AEs (3% to 7% dupilumab; 5% placebo).
These results were based on a pre-specified interim analysis, which occurred when all patients had reached week 12 of the 24-week treatment period; the average treatment duration at the time of the analysis was 21.4 weeks. The primary endpoint of the study was improvement from baseline in FEV1 at week 12 in the HEos group. Final analyses on exacerbations and safety will be conducted after 24 weeks of treatment and a 16-week follow-up period.
Phase 3 Study. A Phase 3 trial, LIBERTY ASTHMA QUEST, in patients with uncontrolled persistent asthma was initiated in the second quarter of 2015. LIBERTY ASTHMA QUEST is expected to serve as the second required pivotal efficacy study. The global, placebo-controlled Phase 3 study is expected to enroll more than 1,600 patients with uncontrolled persistent asthma and will evaluate two doses of dupilumab, 200 mg and 300 mg, subcutaneously administered every other week.
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
Eosinophilic Esophagitis
Phase 2 Trial. A Phase 2 trial of dupilumab in eosinophilic esophagitis was initiated in the first quarter of 2015. EoE is a chronic allergic inflammatory disease that is considered a major cause of gastrointestinal illness. Eosinophils are a type of white blood cell that, due to allergens, can accumulate in the esophagus, causing inflammation and tissue injuries that create difficulty swallowing. People with eosinophilic esophagitis may also have allergies, asthma, atopic dermatitis, or chronic respiratory disease.
REGN2222 (RSV-F Antibody) for RSV
Overview
Respiratory Syncytial Virus, or RSV, is a virus that infects the lungs and breathing passages. It is the most common cause of bronchiolitis (inflammation of the small airways) and is the second most common cause of death, globally, in the first year of life. RSV results in a significant healthcare burden, as it is the leading cause of infant hospitalizations in the United States. In addition to hospitalizations, RSV frequently results in emergency department, urgent care, and physicians’ office visits. It is estimated that about half of all children will have an RSV infection by their first birthday. REGN2222 is a fully human monoclonal antibody to the RSV-F protein. REGN2222 was generated using our VelocImmune technology.
Clinical Program
Based on clinical results from a Phase 1 study, and following discussions with the FDA, REGN2222 entered into Phase 3 clinical studies (NURSERY). The first Phase 3 trial, NURSERY-PreTerm, is currently ongoing and enrolling patients in the Southern hemisphere (where the RSV season is from May-October).
Fasinumab (REGN475; NGF Antibody) for pain due to osteoarthritis
Overview
Persistent pain represents a growing unmet medical need. Pain is a frequent reason for physician visits, a common reason for taking prescription medications, and a major cause of work disability and impaired quality of life. Targeting NGF is a potential advance in pain management. NGF expression is elevated in many acute and chronic painful conditions and NGF blockade has demonstrated efficacy in various animal models of pain. Fasinumab is a fully human monoclonal antibody to NGF, generated using our VelocImmune technology.

Clinical Program
A Phase 2b/3 clinical study in patients with pain due to osteoarthritis was initiated in the second quarter of 2015. Fasinumab is currently on partial clinical hold by the FDA, limiting duration of trials in osteoarthritis to 16 weeks.
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
Central to the work of RGC is a collaboration with the Geisinger Health System of Pennsylvania. During the initial five-year collaboration term, Geisinger plans to collect samples from more than 100,000 consented patient volunteers, while RGC will perform sequencing and genotyping to generate de-identified genomic data. RGC has expanded on its foundational population-based collaboration with Geisinger with a number of other institutions, including Columbia University Medical Center, the Clinic for Special Children, Baylor College of Medicine, and SickKids in Toronto.
Collaboration Agreements
Collaborations with Sanofi
ZALTRAP. Since September 2003, we and Sanofi have been parties to a global collaboration (ZALTRAP Collaboration Agreement) for the development and commercialization of ZALTRAP. In February 2015, we and Sanofi entered into an Amended ZALTRAP Agreement. Under the terms of the Amended ZALTRAP Agreement, Sanofi is solely responsible for the development and commercialization of ZALTRAP for cancer indications worldwide. Sanofi bears the cost of all development and commercialization activities and reimburses Regeneron for its costs for any such activities. Sanofi pays us a percentage of aggregate net sales of ZALTRAP during each calendar year, which percentage shall be from 15% to 30%, depending on the aggregate net sales of ZALTRAP in such calendar year. We will also be paid for all quantities of ZALTRAP manufactured by us pursuant to a supply agreement through the earlier of 2021 or the date Sanofi receives regulatory approval to manufacture ZALTRAP at one of its facilities or a facility of a third party. In addition, Regeneron no longer has a contingent contractual obligation (which was approximately $461 million at December 31, 2014) to reimburse Sanofi for 50% of the development expenses that Sanofi previously funded for the development of ZALTRAP under the ZALTRAP Collaboration Agreement.
Antibodies. Since November 2007, we and Sanofi have been parties to a global, strategic collaboration to discover, develop, and commercialize fully human monoclonal antibodies. The collaboration is governed by a Discovery and Preclinical Development Agreement (Antibody Discovery Agreement) and a License and Collaboration Agreement (each as amended), collectively referred to as the Antibody Collaboration. Pursuant to the collaboration, Sanofi was responsible for funding up to $160.0 million per year of our antibody discovery activities over the period from 2010-2014, and, as amended in connection with the companies' July 2015 immuno-oncology collaboration as described below, is funding up to $145.0 million in 2015, and up to $130.0 million in each of 2016 and 2017 to identify and validate potential drug discovery targets and develop fully human monoclonal antibodies against these targets. Our discovery activities to identify and validate potential drug discovery targets in the field of immuno-oncology and develop fully human monoclonal antibodies against these targets will now be funded by Sanofi under the terms of the companies’ new immuno-oncology collaboration. We lead the design and conduct of research activities under the collaboration, including target identification and validation, antibody development, research and preclinical activities through filing of an Investigational New Drug application (IND) or its equivalent, toxicology studies, and manufacture of preclinical and clinical supplies. Sanofi has an option to extend certain antibody development and preclinical activities relating to selected program targets for up to an additional three years after 2017.
For each drug candidate identified through discovery research under the Antibody Discovery Agreement, Sanofi has the option to license rights to the candidate under the License and Collaboration Agreement. If it elects to do so, Sanofi will co-develop the drug candidate with us through product approval. Development costs for the drug candidate are shared between the companies, with Sanofi generally funding these costs up front, except that following receipt of the first positive Phase 3 trial results for a co-developed drug candidate, subsequent Phase 3 trial-related costs for that drug candidate are shared 80% by Sanofi and 20% by us. We are generally responsible for reimbursing Sanofi for half of the total development costs for all collaboration antibody products from our share of profits from commercialization of collaboration products to the extent they are sufficient for this purpose. However, we are not required to apply more than 10% of our share of the profits from collaboration products in any calendar quarter towards reimbursing Sanofi for these development costs.
Under our collaboration agreement, Sanofi will record product sales and cost of sales for commercialized products, and Regeneron has the right to co-promote such products. We have exercised our option to co-promote Praluent in the United States. We have not exercised our option to co-promote Praluent outside the United States; however, we retain the right to do so at a future date subject to the terms of the collaboration agreement. We and Sanofi will equally share profits and losses from sales within the United States. We and Sanofi will share profits outside the United States on a sliding scale based on sales starting at 65% (Sanofi)/35% (us) and ending at 55% (Sanofi)/45% (us), and will share losses outside the United States at 55% (Sanofi)/45% (us). In addition to profit sharing, we are entitled to receive up to $250.0 million in sales milestone payments, with milestone payments commencing after aggregate annual sales outside the United States exceed $1.0 billion on a rolling 12-month basis.

Immuno-Oncology. In July 2015, we and Sanofi entered into a global strategic collaboration to discover, develop, and commercialize antibody-based cancer treatments in the field of immuno-oncology (the IO Collaboration). The IO Collaboration is governed by an Immuno-oncology Discovery and Development Agreement (IO Discovery Agreement), and an Immuno-oncology License and Collaboration Agreement (IO License and Collaboration Agreement). In connection with the IO Discovery Agreement, Sanofi will make a $265.0 million non-refundable upfront payment to us. Pursuant to the IO Discovery Agreement, we will spend up to $1,090.0 million to identify and validate potential immuno-oncology targets and develop therapeutic antibodies against such targets through clinical proof-of-concept. Sanofi will reimburse us for up to $825.0 million (IO Discovery Funding) of these costs, subject to certain annual limits, which consists of (i) $750.0 million in new funding and (ii) $75.0 million of funding that would have otherwise been available to Regeneron under the existing Antibody Discovery Agreement, as described above. The term of the IO Discovery Agreement will continue through the later of five years from the effective date of the IO Collaboration or the date the IO Discovery Funding is exhausted, subject to Sanofi’s option to extend it for up to an additional three years for the continued development (and funding) of selected ongoing programs. Pursuant to the IO Discovery Agreement, we will be primarily responsible for the design and conduct of all research activities, including target identification and validation, antibody development, preclinical activities, toxicology studies, manufacture of preclinical and clinical supplies, filing of IND Applications, and clinical development through proof-of-concept. We will reimburse Sanofi for half of the development costs they funded that are attributable to clinical development of antibody product candidates under the IO Discovery Agreement from our share of future profits to the extent they are sufficient for this purpose. However, we are not required to apply more than 10% of our share of the profits from IO Collaboration products in any calendar quarter towards reimbursing Sanofi for these development costs. With regard to product candidates for which proof-of-concept is established, Sanofi will have the option to license rights to the candidate pursuant to the IO License and Collaboration Agreement (as further described below). If Sanofi does not exercise its option to license rights to a product candidate, we will retain the exclusive right to develop and commercialize such product candidate and Sanofi will be entitled to receive a royalty on sales.
In connection with the IO License and Collaboration Agreement, Sanofi will make a $375.0 million non-refundable upfront payment to us. If Sanofi exercises its option to license rights to a product candidate thereunder, it will co-develop the drug candidate with us through product approval. Principal control of development of each product candidate that enters development under the IO License and Collaboration Agreement will alternate between us and Sanofi on a candidate-by-candidate basis. Sanofi will fund drug candidate development costs up front for the candidates for which it is the principal controlling party and we will reimburse half of the total development costs for all such candidates from our share of future profits to the extent they are sufficient for this purpose, subject to the same 10% reimbursement limitation described above. In addition, we and Sanofi will share equally, on an ongoing basis, the development costs for the drug candidates for which we are the principal controlling party. The party having principal control over the development of a product candidate will also lead the commercialization activities for such product candidate in the United States. For all products commercialized under the IO License and Collaboration Agreement, Sanofi will lead commercialization activities outside of the United States. Each party will have the right to co-promote licensed products in countries where it is not the lead commercialization party. The parties will share equally in any profits from worldwide sales of collaboration products. We are obligated to use commercially reasonable efforts to supply clinical requirements of each drug candidate under the IO License and Collaboration Agreement until commercial supplies of that IO drug candidate are being manufactured.
Under the terms of the IO License and Collaboration Agreement, the parties will also co-develop our antibody product candidate targeting PD-1 (REGN2810). The parties will share equally, on an ongoing basis, development expenses for REGN2810 up to a total of $650.0 million. We will have principal control over the development of REGN2810 and will lead commercialization activities in the United States, subject to Sanofi’s right to co-promote, while Sanofi will lead commercialization activities outside of the United States and the parties will equally share profits from worldwide sales. We will be entitled to a milestone payment of $375.0 million in the event that sales of all licensed products targeting PD-1 (including REGN2810), together with sales of any other products licensed under the IO License and Collaboration Agreement and sold for use in combination with a licensed product targeting PD-1, equal or exceed $2.0 billion in any consecutive twelve-month period.
With respect to each product candidate that enters development under the IO License and Collaboration Agreement, we or Sanofi may, by giving twelve months’ notice, opt-out of further development and/or commercialization of the product, in which event the other party will retain exclusive rights to continue the development and/or commercialization of such product.
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
Commencing with the first commercial sale of EYLEA in a major market country outside the United States, we became obligated to reimburse Bayer HealthCare for 50% of the development costs that it has incurred under the agreement from our share of the collaboration profits (including payments to us based on sales in Japan). The reimbursement payment in any quarter will equal 5% of the then outstanding repayment obligation, but never more than our share of the collaboration profits in the quarter unless we elect to reimburse Bayer HealthCare at a faster rate. As a result, we expect that a portion of our share of EYLEA profits outside the United States will be used to reimburse Bayer HealthCare for this repayment obligation.
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
In connection with the agreement, Bayer HealthCare made a $25.5 million non-refundable upfront payment to us in January 2014, and is obligated to pay 25% of global development costs and 50% of development costs exclusively for the territory outside the United States under the initial development plan. In addition, Bayer HealthCare is obligated to reimburse us for 50% of development milestone payments to Sanofi related to our acquisition of rights to antibodies targeting the PDGF family of receptors in May 2013. In that regard, Bayer HealthCare made two $2.5 million development milestone payments to us in the 2014, and an additional $5.0 million development milestone payment to us in the second quarter of 2015. Further, in connection with our initial development of the PDGFR-beta antibody through completion of the first proof-of-concept study, we are eligible to receive up to $10.0 million in future development milestone payments from Bayer HealthCare, although certain of these development milestone payments could be reduced by half if Bayer HealthCare does not opt-in to the collaboration.
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
Trap-based Clinical Program:

	2015 Events to Date		2015-2016 Plans (next 12 months)
EYLEA
•
Bayer HealthCare received regulatory approval for EYLEA in certain countries for the treatment of patients with wet AMD, macular edema secondary to CRVO, and DME, and continued to pursue regulatory applications for marketing approval in additional countries
		•	Bayer HealthCare to file for additional ex-US regulatory approvals for various indications
		•	Regulatory agency decisions on applications outside the United States for various indications
•	European Commission and Japanese MHLW approved EYLEA for the treatment of macular edema secondary to BRVO	•	We and Bayer HealthCare to report 3-year data from Phase 3 DME trials
•	Bayer HealthCare submitted marketing authorization application to EMA for the treatment of mCNV
•	FDA approved EYLEA for the treatment of diabetic retinopathy in patients with DME
•	Initiated Phase 3 trial for NVG in Japan

Antibody-based Clinical Programs:

		2015 Events to Date		2015-2016 Plans (next 12 months)
Praluent (PCSK9 Antibody)	•	BLA accepted for priority review in the United States	•	Complete patient enrollment of Phase 3 ODYSSEY OUTCOMES trial
	•	Regulatory application accepted for review by the EMA	•	Report additional results from Phase 3 ODYSSEY trials
	•	Reported positive results from ODYSSEY CHOICE I and CHOICE II trials	•	File for additional regulatory approvals outside the United States
	•	ODYSSEY LONG TERM 18-month trial results published in The New England Journal of Medicine	•	Decisions on regulatory applications outside the United States
	•	Reported positive results from ODYSSEY Japan trial
	•	CHMP adopted a positive opinion for marketing authorization in EU
	•	FDA approved Praluent for the treatment of adults with heterozygous familial hypercholesterolemia or clinical ASCVD, who require additional lowering of LDL cholesterol
Sarilumab (IL-6R Antibody)	•	Initiated Phase 3 MONARCH study (head-to-head monotherapy study against adalimumab)	•	Continue patient enrollment in Phase 3 SARIL-RA program
	•	Initiated several studies in Japan	•	Report results from additional Phase 3 trials
	•	Reported positive results from SARIL-RA-TARGET, SARIL-RA-EASY, and SARIL-RA-ASCERTAIN trials	•	Submit for regulatory approval in the United States
	•	Completed patient enrollment in SARIL-NIU-SATURN Phase 2 study in non-infectious uveitis
Dupilumab (IL-4R Antibody)	•	Initiated Phase 2 study in EoE	•	Continue patient enrollment in various Phase 2 and Phase 3 studies
	•	Initiated Phase 2 study in atopic dermatitis in adolescents and children
	•	Initiated Phase 3 study in asthma
	•	Presented positive pivotal Phase 2b data in asthma at the American Thoracic Society 2015 International Conference
	•	Completed patient enrollment in Phase 3 atopic dermatitis pivotal trials
REGN2222 (RSV-F Antibody)	•	Completed Phase 1 study	•	Continue patient enrollment in pivotal study
	•	Initiated NURSERY Pre-Term pivotal study
Fasinumab (NGF Antibody)	•	Initiated sixteen-week Phase 2b/3 study in osteoarthritis	•	Continue patient enrollment in Phase 2b/3 study
	•	On partial clinical hold by the FDA
REGN1500 (Angptl-3 Antibody)	•	Initiated Phase 2 study	•	Complete patient enrollment in Phase 1 and Phase 2 studies
	•	On partial clinical hold by the FDA

Antibody-based Clinical Programs (continued):
		2015 Events to Date		2015-2016 Plans (next 12 months)
REGN1033 (GDF8 Antibody)	•	Phase 2 proof-of-concept study in elderly men and women with sarcopenia met its primary endpoint, while secondary, functional endpoints were mixed.	•	Determine future development plan
	•	Sanofi elected not to continue co-development
REGN1908-1909 (Feld1 Antibody)	•	Continued patient enrollment in Phase 2 study	•	Complete patient enrollment in Phase 2 study
REGN2176-3 (PDGFR-beta Antibody in combination with EYLEA)	•	Received Fast Track designation from the FDA for the treatment of patients with wet AMD	•	Continue patient enrollment in Phase 2 study
	•	Initiated Phase 2 study
REGN1400 (ErbB3 Antibody)			•	Determine future development plan
REGN1154 (target not disclosed)			•	Determine future development plan
REGN1193 (GCGR Antibody)	•	Continued patient enrollment in Phase 1 study	•	Complete patient enrollment in Phase 1 study
REGN1979 (CD20 and CD3 Antibody)	•	Continued patient enrollment in Phase 1 study	•	Complete patient enrollment in Phase 1 study
REGN910-3 (Ang2 Antibody co-formulated with EYLEA)	•	Completed patient enrollment in Phase 1 study
REGN2810 (PD-1 Antibody)	•	Initiated Phase 1 study	•	Continue patient enrollment in Phase 1 study
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
Investors and other interested parties should note that we use our media and investor relations website (http://newsroom.regeneron.com) and our social media channels to publish important information about Regeneron, including information that may be deemed material to investors. We encourage investors and other interested parties to review the information we may publish through our media and investor relations website and the social media channels listed on our media and investor relations website, in addition to our SEC filings, press releases, conference calls, and webcasts.

Results of Operations
The results of operations discussion below reflects certain revisions to previously-issued financial statements. See Note 4 of the Notes to Condensed Consolidated Financial Statements for a description of such revisions.
Three Months Ended June 30, 2015 and 2014
Net Income
Net income for the three months ended June 30, 2015 and 2014 consists of the following:

(In millions)	2015	2014
Revenues	$998.6	$665.7
Operating expenses	(653.8)	(437.6)
Other income (expense)	(16.8)	(19.3)
Income before income taxes	328.0	208.8
Income tax expense	(133.4)	(112.5)
Net income	$194.6	$96.3
Revenues
Revenues for the three months ended June 30, 2015 and 2014 consist of the following:

(In millions)	2015	2014
Net product sales	$657.8	$418.0
Collaboration revenue:
Sanofi	195.1	142.6
Bayer HealthCare	134.2	97.3
Total collaboration revenue	329.3	239.9
Technology licensing and other revenue	11.5	7.8
Total revenues	$998.6	$665.7
Net Product Sales
Net product sales consist of U.S. sales of EYLEA and ARCALYST. We received marketing approval from the FDA for EYLEA for the treatment of wet AMD in 2011, macular edema following CRVO in 2012, DME in July 2014, macular edema following BRVO in October 2014, and diabetic retinopathy in patients with DME in March 2015. For the three months ended June 30, 2015, EYLEA net product sales increased to $654.6 million from $414.8 million for the three months ended June 30, 2014 due to higher sales volume. For both the three months ended June 30, 2015 and 2014, we also recognized ARCALYST net product sales of $3.2 million.
For the three months ended June 30, 2015 and 2014, we recorded 69% and 73%, respectively, of our total gross product revenue from sales to Besse Medical, a subsidiary of AmerisourceBergen Corporation.

Revenue from product sales is recorded net of applicable provisions for rebates and chargebacks under governmental programs, distribution-related fees, and other sales-related deductions. The following table summarizes the provisions, and credits/payments, for sales-related deductions.

(In millions)	Rebates & Chargebacks	Distribution- Related Fees	Other Sales- Related Deductions	Total
Balance as of March 31, 2015	$4.7	$32.9	$0.5	$38.1
Provision related to current period sales	14.1	30.0	2.1	46.2
Credits/payments	(13.3)	(23.4)	(2.1)	(38.8)
Balance as of June 30, 2015	$5.5	$39.5	$0.5	$45.5

Balance as of March 31, 2014	$4.6	$20.3	$0.5	$25.4
Provision related to current period sales	7.9	19.3	0.4	27.6
Credits/payments	(8.4)	(19.2)	(0.4)	(28.0)
Balance as of June 30, 2014	$4.1	$20.4	$0.5	$25.0
Sanofi Collaboration Revenue
The collaboration revenue we earned from Sanofi, as detailed below, primarily consisted of reimbursement for research and development expenses that we incurred, partly offset by sharing of pre-launch commercialization expenses, in connection with the companies' Antibody Collaboration.

Sanofi Collaboration Revenue	Three Months Ended June 30,
(In millions)	2015	2014
Antibody:
Reimbursement of Regeneron research and development expenses	$211.5	$137.9
Reimbursement of Regeneron commercialization-related expenses	27.3	4.3
Regeneron's share of losses in connection with commercialization of antibodies	(46.3)	(4.3)
Other	2.6	2.6
Total Antibody	195.1	140.5
ZALTRAP:
Regeneron's share of losses in connection with commercialization of ZALTRAP	—	(0.7)
Reimbursement of Regeneron research and development expenses	—	1.3
Other	—	1.5
Total ZALTRAP	—	2.1
Total Sanofi collaboration revenue	$195.1	$142.6
In the second quarter of 2015, Sanofi's reimbursement of our antibody research and development expenses consisted of $56.4 million under our Antibody Discovery Agreement and $155.1 million under our License and Collaboration Agreement, compared to $42.9 million and $95.0 million, respectively, in the second quarter of 2014. The higher reimbursement of research and development costs in the second quarter of 2015, compared to the same period in 2014, was primarily due to increased research and pre-clinical activities under our Antibody Discovery Agreement and increased development activities for dupilumab.
Effective in the second and fourth quarters of 2014, we and Sanofi began sharing pre-launch commercial expenses related to Praluent and sarilumab, respectively, in accordance with the companies' License and Collaboration Agreement. Consequently, we began recording our share of losses in connection with commercialization of these two antibody product candidates. Reimbursement of Regeneron commercialization-related expenses represents reimbursement of internal and external costs in connection with preparing to commercialize these antibody product candidates. We and Sanofi incurred higher commercialization expenses for Praluent in anticipation of an FDA decision on the BLA for Praluent in July 2015.
Other Sanofi antibody revenue includes recognition of deferred revenue from an $85.0 million up-front payment and other payments. As of June 30, 2015, $64.1 million of the up-front and other payments was deferred and will be recognized as revenue in future periods.
In September 2003, we and Sanofi entered into a ZALTRAP Collaboration Agreement to jointly develop and commercialize ZALTRAP. Under the terms of ZALTRAP Collaboration Agreement, we and Sanofi shared profits and losses on sales of ZALTRAP outside of Japan, and we were entitled to receive a percentage of sales of ZALTRAP in Japan. Our share of the loss in connection with the commercialization of ZALTRAP in the second quarter of 2014 represents our share of the costs of launching and commercializing ZALTRAP, partly offset by net product sales. As described above under "Collaboration Agreements - Collaborations with Sanofi - ZALTRAP" and below in the "Six Months Ended June 30, 2015 and 2014" section, in February 2015, we entered into an Amended ZALTRAP Agreement with Sanofi which amended and restated the ZALTRAP Collaboration Agreement.
Bayer HealthCare Collaboration Revenue
The collaboration revenue we earned from Bayer HealthCare, as detailed below, primarily consisted of recognition of our share of profits in connection with commercialization of EYLEA outside the United States.

Bayer HealthCare Collaboration Revenue	Three Months Ended June 30,
(In millions)	2015	2014
EYLEA:
Regeneron's net profit in connection with commercialization of EYLEA outside the United States	$106.6	$66.8
Sales milestones	—	15.0
Cost-sharing of Regeneron EYLEA development expenses	2.5	1.5
Other	16.6	10.8
Total EYLEA	125.7	94.1
PDGFR-beta antibody:
Cost-sharing of REGN2176-3 development expenses	5.9	0.6
Other	2.6	2.6
Total PDGFR-beta antibody	8.5	3.2
Total Bayer HealthCare collaboration revenue	$134.2	$97.3
Bayer HealthCare commenced sales of EYLEA outside the United States for the treatment of wet AMD in 2012, macular edema secondary to CRVO in 2013, visual impairment due to DME in the third quarter of 2014, mCNV (in Japan) in the fourth quarter of 2014, and macular edema following BRVO in the second quarter of 2015. Regeneron's net profit in connection with commercialization of EYLEA outside the United States is summarized below.

Regeneron's Net Profit from EYLEA Sales Outside the United States	Three Months Ended June 30,
(In millions)	2015	2014
Net product sales outside the United States	$337.8	$246.8
Regeneron's share of collaboration profit from sales outside the United States	$120.4	$81.5
Reimbursement of EYLEA development expenses incurred by Bayer HealthCare in accordance with Regeneron's payment obligation	(13.8)	(14.7)
Regeneron's net profit in connection with commercialization of EYLEA outside the United States	$106.6	$66.8
Bayer HealthCare records revenue from sales of EYLEA outside the United States. Bayer HealthCare provides us with an estimate of our share of the profit or loss, including the percentage of sales in Japan that we earned, from commercialization of EYLEA outside the United States for the most recent fiscal quarter; these estimates are reconciled to actual results in the subsequent fiscal quarter, and our portion of the profit or loss is adjusted accordingly, as necessary. In the second quarter of 2015 and 2014, our share of the profit we earned from commercialization of EYLEA outside the United States was partly offset by our contractual obligation to reimburse Bayer HealthCare for a portion of the agreed-upon development expenses previously incurred by Bayer HealthCare.
In the second quarter of 2014, we earned a $15.0 million sales milestone payment from Bayer HealthCare upon total aggregate net sales of EYLEA outside the United States exceeding $700 million over a twelve-month period.
Other EYLEA revenue primarily consists of reimbursement of other Regeneron EYLEA expenses, principally related to Bayer HealthCare's share of royalties payable to Genentech pursuant to a license and settlement agreement in connection with sales of EYLEA outside the United States. In addition, other EYLEA revenue includes reimbursements for producing EYLEA commercial supplies for Bayer HealthCare, and recognition of deferred revenue related to EYLEA up-front and 2007 non-substantive milestone payments from Bayer HealthCare. As of June 30, 2015, $12.5 million of the EYLEA up-front and 2007 milestone payments was deferred and will be recognized ratably as revenue in future periods.
Cost-sharing of REGN2176-3 development expenses with Bayer HealthCare commenced in the first quarter of 2014 following the execution of the companies' PDGFR-beta antibody collaboration agreement as described above under "Collaboration Agreements - Collaborations with Bayer HealthCare - PDGFR-beta antibody outside the United States." Bayer HealthCare is also obligated to reimburse us for 50% of development milestone payments to Sanofi related to our acquisition of rights to antibodies targeting the PDGF family of receptors in May 2013. In that regard, Bayer HealthCare made a $5.0 million development milestone payment to us in the second quarter of 2015, which was recognized as revenue in the quarter and included in "Cost-sharing of REGN2176-3 development expenses" in the table above.
Other PDGFR-beta antibody revenue consists of recognition of deferred revenue related to the PDGFR-beta up-front payment and non-substantive milestones received in the first quarter of 2014. As of June 30, 2015, $14.7 million of the PDGFR-beta up-front and 2014 milestone payments was deferred and will be recognized ratably as revenue in future periods.
Technology Licensing and Other Revenue
In connection with the amendment and extension of our VelocImmune license agreement with Astellas, in August 2010, we received a $165.0 million up-front payment, which was deferred upon receipt and is being recognized as revenue ratably over a seven-year period beginning in June 2011. In the second quarter of both 2015 and 2014, we recognized $5.9 million of revenue related to this agreement. As of June 30, 2015, $69.2 million of the August 2010 technology licensing payment received from Astellas was deferred and will be recognized as revenue in future periods.
In connection with the February 2015 Amended ZALTRAP Agreement with Sanofi, we recorded $3.2 million of revenue in the second quarter of 2015 primarily related to a percentage of net sales of ZALTRAP in the second quarter of 2015.
In addition, under a June 2009 agreement with Novartis, we receive royalties on worldwide sales of Novartis' Ilaris (canakinumab). In the second quarter of 2015 and 2014, technology licensing and other revenue included $2.2 million and $1.9 million, respectively, of royalties from Novartis.

Expenses
Total operating expenses increased to $653.8 million in the second quarter of 2015 from $437.6 million in the second quarter of 2014. Our average headcount in the second quarter of 2015 increased to 3,574 from 2,549 in the same period in 2014, principally in connection with expanding our research and development and commercialization activities.
Operating expenses in the second quarter of 2015 and 2014 included a total of $94.3 million and $64.8 million, respectively, of non-cash compensation expense related to employee stock option and restricted stock awards (Non-cash Compensation Expense). The increase in total Non-cash Compensation Expense in the second quarter of 2015 was primarily attributable to the higher fair market value of our Common Stock on the date of our annual employee option grants made in December 2014 compared to recent prior years.
Research and Development Expenses
Research and development expenses increased to $390.3 million in the second quarter of 2015 from $294.5 million in the same period of 2014. The following table summarizes the major categories of our research and development expenses:

Research and Development Expenses	Three Months Ended June 30,		Increase
(In millions)	2015	2014	(Decrease)
Payroll and benefits (1)	$120.6	$93.3	$27.3
Clinical trial expenses	74.8	52.6	22.2
Clinical manufacturing costs (2)	96.1	61.3	34.8
Research and other development costs	39.3	24.5	14.8
Occupancy and other operating costs	34.9	29.2	5.7
Cost-sharing of Bayer HealthCare and Sanofi development expenses (3)	24.6	33.6	(9.0)
Total research and development expenses	$390.3	$294.5	$95.8
(1) Includes Non-cash Compensation Expense of $51.2 million for the three months ended June 30, 2015 and $37.3 million for the three months ended June 30, 2014.
(2) Represents the full cost of manufacturing drug for use in research, preclinical development, and clinical trials, including related payroll and benefits, Non-cash Compensation Expense, manufacturing materials and supplies, drug filling, packaging, and labeling costs, depreciation, and occupancy costs of our Rensselaer manufacturing facility. Also includes Non-cash Compensation Expense of $8.8 million for the three months ended June 30, 2015 and $6.5 million for the three months ended June 30, 2014.
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
Payroll and benefits increased principally due to the increase in employee headcount and Non-cash Compensation Expense, as described above. Clinical trial expenses increased due primarily to additional costs for clinical studies of dupilumab, partly offset by lower Praluent-, REGN1033-, and EYLEA-related costs. Clinical manufacturing costs increased primarily due to additional costs related to manufacturing drug supplies of dupilumab. Research and other development costs increased primarily due to a $10.0 million development milestone payment to Sanofi in the second quarter of 2015 related to our 2013 acquisition of PDGF in ophthalmology from Sanofi. Cost-sharing of Bayer HealthCare and Sanofi development expenses primarily consists of costs related to our obligation to fund 20% of Sanofi's Phase 3 Praluent and sarilumab development costs. These costs decreased due to lower development costs incurred by Sanofi for Praluent, as well as lower development costs incurred by Sanofi for sarilumab and by Bayer HealthCare for EYLEA.

We prepare estimates of research and development costs for projects in clinical development, which include direct costs and allocations of certain costs such as indirect labor, Non-cash Compensation Expense, and manufacturing and other costs related to activities that benefit multiple projects, and, under our collaborations with Bayer HealthCare and Sanofi, the portion of Bayer HealthCare and Sanofi's respective development expenses which they incur and we are obligated to reimburse. Our estimates of research and development costs for clinical development programs are shown below:

Project Costs	Three Months Ended June 30,		Increase
(In millions)	2015	2014	(Decrease)
Praluent	$49.6	$63.9	$(14.3)
Dupilumab	113.0	39.4	73.6
Sarilumab	20.1	24.3	(4.2)
EYLEA	17.4	27.8	(10.4)
Other antibody candidates in clinical development	62.7	39.9	22.8
Other research programs and unallocated costs	127.5	99.2	28.3
Total research and development expenses	$390.3	$294.5	$95.8
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
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased to $174.6 million in the second quarter of 2015 from $96.7 million in the second quarter of 2014 primarily due to higher headcount and related costs, higher Non-cash Compensation Expense principally for the reason described under "Expenses" above, higher commercialization expenses related to Praluent, sarilumab, and EYLEA, and higher costs associated with the Branded Prescription Drug Fee. Selling, general, and administrative expenses included $32.2 million and $20.5 million of Non-cash Compensation Expense in the second quarter of 2015 and 2014, respectively.

Cost of Goods Sold
Cost of goods sold was $60.9 million in the second quarter of 2015 and $29.9 million in the second quarter of 2014. Cost of goods sold, which primarily consists of royalties, as well as costs in connection with producing EYLEA commercial supplies and various start-up costs in connection with our Limerick, Ireland commercial manufacturing facility, increased principally due to the increase in U.S. EYLEA net product sales. In addition, in the second quarter of 2015 and 2014, cost of goods sold included inventory write-downs and reserves totaling $6.4 million and $0.8 million, respectively. We record a charge to cost of goods sold to write down our inventory to its estimated realizable value if certain batches or units of product do not meet quality specifications or are expected to expire prior to sale.
Cost of Collaboration and Contract Manufacturing
Cost of collaboration and contract manufacturing, which includes costs we incur in connection with producing commercial drug supplies for Sanofi and Bayer HealthCare, increased to $28.0 million in the second quarter of 2015 from $16.4 million in the second quarter of 2014. This increase was primarily due to royalties payable to Genentech in connection with higher sales of EYLEA outside the United States, as well as the recognition of costs associated with commercial supplies of EYLEA.
Other Income and Expense
Total other expenses (net of other income) decreased to $16.8 million in the second quarter of 2015 from $19.3 million in the second quarter of 2014. Interest expense in the second quarter of 2015 and 2014 primarily includes interest associated with our 1.875% convertible senior notes (the Notes), including amortization of the note discount and debt issuance costs, and interest associated with our facility lease obligations. Interest expense in the second quarter of 2015 decreased compared to the second quarter of 2014 primarily due to conversions of a substantial principal amount of our Notes since the second quarter of 2014. In addition, in the second quarter of 2015 and 2014, we recognized a $16.0 million and $10.8 million loss, respectively, in connection with Notes which were surrendered for conversion during those quarters.
Income Taxes
In the second quarter of 2015 and 2014, we recorded income tax expense of $133.4 million and $112.5 million, respectively. The effective tax rate was 40.7% and 53.9% for the second quarter of 2015 and 2014, respectively. The second quarter 2015 effective tax rate was negatively impacted, compared to the U.S. federal statutory rate, by (i) losses incurred in foreign jurisdictions with rates lower than the U.S. federal statutory rate, (ii) the non-tax deductible Branded Prescription Drug Fee, and (iii) expiration, at the end of 2014, of the federal tax credit for increased research activities.
The effective tax rate for the second quarter of 2014 was negatively impacted, compared to the U.S. federal statutory rate, by losses incurred in foreign jurisdictions with rates lower than the U.S. federal statutory rate and expiration at the end of 2013 of the federal tax credit for increased research activities.

Six Months Ended June 30, 2015 and 2014
Net Income
Net income for the six months ended June 30, 2015 and 2014 consists of the following:

(In millions)	2015	2014
Revenues	$1,868.2	$1,291.4
Operating expenses	(1,239.8)	(871.8)
Other income (expense)	(23.9)	(30.0)
Income before income taxes	604.5	389.6
Income tax expense	(333.8)	(225.0)
Net income	$270.7	$164.6
Revenues
Revenues for the six months ended June 30, 2015 and 2014 consist of the following:

(In millions)	2015	2014
Net product sales	$1,202.4	$780.4
Collaboration revenue:
Sanofi	368.4	273.1
Bayer HealthCare	258.1	222.6
Total collaboration revenue	626.5	495.7
Technology licensing and other revenue	39.3	15.3
Total revenues	$1,868.2	$1,291.4
Net Product Sales
Net product sales consist of U.S. sales of EYLEA and ARCALYST. For the six months ended June 30, 2015, EYLEA net product sales increased to $1,195.7 million from $773.8 million for the six months ended June 30, 2014 due to higher sales volume. For the six months ended June 30, 2015 and 2014, we also recognized ARCALYST net product sales of $6.7 million and $6.6 million, respectively.
For the six months ended June 30, 2015 and 2014, we recorded 69% and 76%, respectively, of our total gross product revenue from sales to Besse Medical, a subsidiary of AmerisourceBergen Corporation.
Revenue from product sales is recorded net of applicable provisions for rebates and chargebacks under governmental programs, distribution-related fees, and other sales-related deductions. The following table summarizes the provisions, and credits/payments, for sales-related deductions.

(In millions)	Rebates & Chargebacks	Distribution- Related Fees	Other Sales- Related Deductions	Total
Balance as of December 31, 2014	$3.1	$21.2	$0.5	$24.8
Provision related to current period sales	25.5	54.7	3.5	83.7
Credits/payments	(23.1)	(36.4)	(3.5)	(63.0)
Balance as of June 30, 2015	$5.5	$39.5	$0.5	$45.5

Balance as of December 31, 2013	$4.4	$19.7	$0.5	$24.6
Provision related to current period sales	14.8	36.2	0.8	51.8
Credits/payments	(15.1)	(35.5)	(0.8)	(51.4)
Balance as of June 30, 2014	$4.1	$20.4	$0.5	$25.0

Sanofi Collaboration Revenue
The collaboration revenue we earned from Sanofi, as detailed below, primarily consisted of reimbursement for research and development expenses that we incurred, partly offset by sharing of pre-launch commercialization expenses, in connection with the companies' Antibody Collaboration.

Sanofi Collaboration Revenue	Six Months Ended June 30,
(In millions)	2015	2014
Antibody:
Reimbursement of Regeneron research and development expenses	$380.3	$264.7
Reimbursement of Regeneron commercialization-related expenses	35.8	5.4
Regeneron's share of losses in connection with commercialization of antibodies	(68.7)	(4.3)
Other	5.1	5.1
Total Antibody	352.5	270.9
ZALTRAP:
Regeneron's share of losses in connection with commercialization of ZALTRAP	—	(3.9)
Reimbursement of Regeneron research and development expenses	0.7	2.4
Other	15.2	3.7
Total ZALTRAP	15.9	2.2
Total Sanofi collaboration revenue	$368.4	$273.1
In the first half of 2015, Sanofi's reimbursement of our antibody research and development expenses consisted of $102.4 million under our Antibody Discovery Agreement and $277.9 million under our License and Collaboration Agreement, compared to $83.1 million and $181.6 million, respectively, in the first half of 2014. The higher reimbursement of research and development costs in the first half of 2015, compared to the same period in 2014, was primarily due to increased research and pre-clinical activities under our Antibody Discovery Agreement and increased development activities for dupilumab, Praluent, and REGN2222.
Effective in the second and fourth quarters of 2014, we and Sanofi began sharing pre-launch commercial expenses related to Praluent and sarilumab, respectively, in accordance with the companies' License and Collaboration Agreement. Consequently, we began recording our share of losses in connection with commercialization of these two antibody product candidates. Reimbursement of Regeneron commercialization-related expenses represents reimbursement of internal and external costs in connection with preparing to commercialize these antibody product candidates. We and Sanofi have incurred higher commercialization expenses for Praluent in anticipation of an FDA decision on the BLA for Praluent in July 2015.
In September 2003, we and Sanofi entered into a ZALTRAP Collaboration Agreement to jointly develop and commercialize ZALTRAP. Under the terms of ZALTRAP Collaboration Agreement, we and Sanofi shared profits and losses on sales of ZALTRAP outside of Japan, and we were entitled to receive a percentage of sales of ZALTRAP in Japan. Our share of the loss in connection with the commercialization of ZALTRAP in the first half of 2014 represents our share of the costs of commercializing ZALTRAP, partly offset by net product sales.
As described above under "Collaboration Agreements - Collaborations with Sanofi - ZALTRAP", in February 2015, we entered into an Amended ZALTRAP Agreement with Sanofi which amended and restated the ZALTRAP Collaboration Agreement. As a result, in the first quarter of 2015 we recognized $14.9 million of previously deferred revenue under the ZALTRAP Collaboration Agreement, related to (i) amounts that were previously reimbursed by Sanofi for manufacturing commercial supplies of ZALTRAP since our risk of inventory loss under the collaboration no longer existed, and (ii) the unamortized portion of up-front payments from Sanofi as we had no further performance obligations.

Bayer HealthCare Collaboration Revenue
The collaboration revenue we earned from Bayer HealthCare, as detailed below, primarily consisted of recognition of our share of profits in connection with commercialization of EYLEA outside the United States and sales milestones achieved.

Bayer HealthCare Collaboration Revenue	Six Months Ended June 30,
(In millions)	2015	2014
EYLEA:
Regeneron's net profit in connection with commercialization of EYLEA outside the United States	$196.1	$128.0
Sales milestones	15.0	45.0
Cost-sharing of Regeneron EYLEA development expenses	5.1	21.8
Other	29.5	21.7
Total EYLEA	245.7	216.5
PDGFR-beta antibody:
Cost-sharing of REGN2176-3 development expenses	7.2	1.1
Other	5.2	5.0
Total PDGFR-beta antibody	12.4	6.1
Total Bayer HealthCare collaboration revenue	$258.1	$222.6
Regeneron's net profit in connection with commercialization of EYLEA outside the United States is summarized below.

Regeneron's Net Profit from EYLEA Sales Outside the United States	Six Months Ended June 30,
(In millions)	2015	2014
Net product sales outside the United States	$629.6	$464.9
Regeneron's share of collaboration profit from sales outside the United States	$223.9	$157.1
Reimbursement of EYLEA development expenses incurred by Bayer HealthCare in accordance with Regeneron's payment obligation	(27.8)	(29.1)
Regeneron's net profit in connection with commercialization of EYLEA outside the United States	$196.1	$128.0
Bayer HealthCare records revenue from sales of EYLEA outside the United States. Bayer HealthCare provides us with an estimate of our share of the profit or loss, including the percentage of sales in Japan that we earned, from commercialization of EYLEA outside the United States for the most recent fiscal quarter; these estimates are reconciled to actual results in the subsequent fiscal quarter, and our portion of the profit or loss is adjusted accordingly, as necessary. In the first half of 2015 and 2014, our share of the profit we earned from commercialization of EYLEA outside the United States was partly offset by our contractual obligation to reimburse Bayer HealthCare for a portion of the agreed-upon development expenses previously incurred by Bayer HealthCare.
In the first half of 2015, we earned a $15.0 million sales milestone payment from Bayer HealthCare upon total aggregate net sales of specific commercial supplies of EYLEA outside the United States exceeding $200 million over a twelve-month period. In the first half of 2014, we earned three $15.0 million sales milestone payments from Bayer HealthCare upon total aggregate net sales of EYLEA outside the United States exceeding $500 million, $600 million, and $700 million, respectively, over a twelve-month period.
Cost-sharing of our global EYLEA development expenses with Bayer HealthCare decreased in the first half of 2015 compared to the same period in 2014. In January 2014, Bayer HealthCare decided to participate in the global development and commercialization of EYLEA outside the United States for the treatment of macular edema following BRVO. In connection with this decision, Bayer HealthCare reimbursed us $15.7 million for a defined share of the EYLEA global development costs that we had incurred prior to February 2014 for the BRVO indication, which was recognized as Bayer HealthCare collaboration revenue in the first quarter of 2014. In addition, all future agreed-upon global EYLEA development expenses incurred in connection with BRVO are being shared equally, and any future profits or losses on sales of EYLEA outside of the United States for the treatment of macular edema following BRVO are also shared (for countries other than Japan). We are entitled to receive a tiered percentage of EYLEA net sales in Japan.
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
Cost-sharing of REGN2176-3 development expenses with Bayer HealthCare commenced in the first quarter of 2014 following the execution of the companies' PDGFR-beta antibody collaboration agreement as described above under "Collaboration Agreements - Collaborations with Bayer HealthCare - PDGFR-beta antibody outside the United States." Bayer HealthCare is also obligated to reimburse us for 50% of development milestone payments to Sanofi related to our acquisition of rights to antibodies targeting the PDGF family of receptors in May 2013. In that regard, Bayer HealthCare made a $5.0 million development milestone payment to us in the second quarter of 2015, which was recognized as revenue in the quarter and included in "Cost-sharing of REGN2176-3 development expenses" in the table above.
Technology Licensing and Other Revenue
In connection with the amendment and extension of our VelocImmune license agreement with Astellas, in August 2010, we received a $165.0 million up-front payment, which was deferred upon receipt and is being recognized as revenue ratably over a seven-year period beginning in June 2011. In the first half of both 2015 and 2014, we recognized $11.8 million of revenue related to this agreement.
In connection with the February 2015 Amended ZALTRAP Agreement with Sanofi, we recorded $23.0 million of revenue in the first half of 2015 primarily related to (i) manufacturing ZALTRAP commercial supplies for Sanofi and (ii) a percentage of net sales of ZALTRAP from July 1, 2014 (the effective date of the Amended ZALTRAP Agreement) through June 30, 2015.
In addition, under a June 2009 agreement with Novartis, we receive royalties on worldwide sales of Novartis' Ilaris. In the first half of 2015 and 2014, technology licensing and other revenue included $4.3 million and $3.5 million, respectively, of royalties from Novartis.
Expenses
Total operating expenses increased to $1,239.8 million in the first half of 2015 from $871.8 million in the first half of 2014. Our average headcount in the first half of 2015 increased to 3,320 from 2,469 in the same period in 2014, principally in connection with expanding our research and development and commercialization activities.
Operating expenses in the first half of 2015 and 2014 included a total of $198.0 million and $140.6 million, respectively, of Non-cash Compensation Expense. The increase in total Non-cash Compensation Expense in the first half of 2015 was primarily attributable to the higher fair market value of our Common Stock on the date of our annual employee option grants made in December 2014 compared to recent prior years.

Research and Development Expenses
Research and development expenses increased to $733.4 million in the first half of 2015 from $581.9 million in the same period of 2014. The following table summarizes the major categories of our research and development expenses:

Research and Development Expenses	Six Months Ended June 30,		Increase
(In millions)	2015	2014	(Decrease)
Payroll and benefits (1)	$236.7	$189.3	$47.4
Clinical trial expenses	131.0	100.8	30.2
Clinical manufacturing costs (2)	184.9	119.5	65.4
Research and other development costs	65.2	52.3	12.9
Occupancy and other operating costs	64.1	56.6	7.5
Cost-sharing of Bayer HealthCare and Sanofi development expenses (3)	51.5	63.4	(11.9)
Total research and development expenses	$733.4	$581.9	$151.5
(1) Includes Non-cash Compensation Expense of $101.4 million for the six months ended June 30, 2015 and $74.9 million for the six months ended June 30, 2014.
(2) Represents the full cost of manufacturing drug for use in research, preclinical development, and clinical trials, as well as pre-launch commercial supplies which were not capitalized as inventory. Includes related payroll and benefits, Non-cash Compensation Expense, manufacturing materials and supplies, drug filling, packaging, and labeling costs, depreciation, and occupancy costs of our Rensselaer manufacturing facility. Also includes Non-cash Compensation Expense of $18.1 million for the six months ended June 30, 2015 and $12.2 million for the six months ended June 30, 2014.
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
Payroll and benefits increased principally due to the increase in employee headcount and Non-cash Compensation Expense, as described above. Clinical trial expenses increased primarily due to additional costs for clinical studies of dupilumab, partly offset by lower Praluent- and EYLEA-related costs. Clinical manufacturing costs increased primarily due to additional costs related to manufacturing drug supplies of Praluent and dupilumab.

We prepare estimates of research and development costs for projects in clinical development, which include direct costs and allocations of certain costs such as indirect labor, Non-cash Compensation Expense, and manufacturing and other costs related to activities that benefit multiple projects, and, under our collaborations with Bayer HealthCare and Sanofi, the portion of Bayer HealthCare and Sanofi's respective development expenses which they incur and we are obligated to reimburse. Our estimates of research and development costs for clinical development programs are shown below:

Project Costs	Six Months Ended June 30,		Increase
(In millions)	2015	2014	(Decrease)
Praluent	$131.2	$117.4	$13.8
Dupilumab	167.6	82.5	85.1
Sarilumab	38.2	43.7	(5.5)
EYLEA	36.8	61.2	(24.4)
Other antibody candidates in clinical development	123.7	83.7	40.0
Other research programs and unallocated costs	235.9	193.4	42.5
Total research and development expenses	$733.4	$581.9	$151.5
For the reasons described above under "Research and Development Expenses" for the three months ended June 30, 2015 and 2014, and due to the variability in the costs necessary to develop a pharmaceutical product and the uncertainties related to future indications to be studied, the estimated cost and scope of the projects, and our ultimate ability to obtain governmental approval for commercialization, accurate and meaningful estimates of the total cost to bring our product candidates to market are not available. Similarly, we are currently unable to reasonably estimate if our product candidates in clinical development will generate material product revenues and net cash inflows.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased to $333.6 million in the first half of 2015 from $200.0 million in the first half of 2014 primarily due to higher headcount and related costs, higher Non-cash Compensation Expense principally for the reason described under "Expenses" above, higher commercialization-related expenses related to Praluent, sarilumab, and EYLEA, and higher costs associated with the Branded Prescription Drug Fee. Selling, general, and administrative expenses included $74.3 million and $52.4 million of Non-cash Compensation Expense in the first half of 2015 and 2014, respectively.
Cost of Goods Sold
Cost of goods sold was $103.4 million in the first half of 2015 and $57.4 million in the first half of 2014. Cost of goods sold, which primarily consists of royalties, as well as costs in connection with producing EYLEA commercial supplies and various start-up costs in connection with our Limerick, Ireland commercial manufacturing facility, increased principally due to the increase in U.S. EYLEA net product sales. In addition, in the first half of 2015 and 2014, cost of goods sold included inventory write-downs and reserves totaling $8.1 million and $1.9 million, respectively. We record a charge to cost of goods sold to write down our inventory to its estimated realizable value if certain batches or units of product do not meet quality specifications or are expected to expire prior to sale.
Cost of Collaboration and Contract Manufacturing
Cost of collaboration and contract manufacturing, which includes costs we incur in connection with producing commercial drug supplies for Sanofi and Bayer HealthCare, increased to $69.4 million in the first half of 2015 from $32.5 million in the first half of 2014. This increase was primarily due to the recognition of costs associated with commercial supplies of ZALTRAP, as well as royalties payable to Genentech in connection with higher sales of EYLEA outside the United States and the recognition of costs associated with commercial supplies of EYLEA. Under our collaboration arrangements, when the product is sold by our collaborators to third-party customers, our risk of inventory loss no longer exists, and we therefore recognize our related manufacturing costs for the sold product as cost of collaboration manufacturing. However, as described above, in February 2015, we entered into an Amended ZALTRAP Agreement with Sanofi. As a result, in the first quarter of 2015 we recognized as expense $20.2 million of previously inventoried costs for ZALTRAP commercial supplies that were shipped to Sanofi because our risk of inventory loss no longer exists under the Amended ZALTRAP Agreement.

Other Income and Expense
Total other expenses (net of other income) decreased to $23.9 million in the first half of 2015 from $30.0 million in the first half of 2014. Interest expense in the first half of 2015 and 2014 primarily includes interest associated with our Notes, including amortization of the note discount and debt issuance costs, and interest associated with our facility lease obligations. Interest expense in the first half of 2015 decreased compared to the first half of 2014 primarily due to conversions of a substantial principal amount of our Notes since the second quarter of 2014. In addition, in the first half of 2015 and 2014, we recognized a $16.9 million and a $10.8 million loss, respectively, in connection with Notes which were surrendered for conversion during the respective periods.
Income Taxes
In the first half of 2015 and 2014, we recorded income tax expense of $333.9 million and $225.0 million, respectively. The effective tax rate was 55.2% and 57.7% for the first half of 2015 and 2014, respectively. The first half 2015 effective tax rate was negatively impacted, compared to the U.S. federal statutory rate, by (i) losses incurred in foreign jurisdictions with rates lower than the U.S. federal statutory rate, (ii) the non-tax deductible Branded Prescription Drug Fee, and (iii) expiration, at the end of 2014, of the federal tax credit for increased research activities.
The effective tax rate for the first half of 2014 was negatively impacted, compared to the U.S. federal statutory rate, by (i) losses incurred in foreign jurisdictions with rates lower than the federal statutory rate, (ii) expiration at the end of 2013 of the federal tax credit for increased research activities, and (iii) New York State tax legislation enacted in the first quarter of 2014. This tax legislation reduced the New York State income tax rate to zero percent for "qualified manufacturers", including Regeneron, effective in 2014; however, it also resulted in the reduction of our related deferred tax assets as a discrete item in the first quarter of 2014. As a result, this tax legislation caused a net increase in our effective tax rate by 3.9% for the first half of 2014.
Liquidity and Capital Resources
The sources and uses of cash discussion below reflects certain revisions to previously-issued financial statements. See Notes 1 and 4 of the Notes to Condensed Consolidated Financial Statements for a description of such revisions.
Sources and Uses of Cash for the Six Months Ended June 30, 2015 and 2014
As of June 30, 2015, we had $1,193.8 million in cash, cash equivalents, and marketable securities compared with $1,360.6 million as of December 31, 2014. Additionally, as of June 30, 2015, we had borrowing availability of $750.0 million under a revolving credit facility that was entered into during the first quarter of 2015 (see further description under "Credit Facility" below).
Cash Provided by Operating Activities
Net cash provided by operating activities was $156.1 million in the first half of 2015. Our net income of $270.7 million in the first half of 2015 included Non-cash Compensation Expense of $198.0 million and depreciation and amortization of $31.3 million. In addition, deferred tax assets as of June 30, 2015 increased by $59.1 million, compared to December 31, 2014, primarily due to an increase in Non-cash Compensation Expense, partly offset by a reduction in deferred revenue.
As of June 30, 2015, Sanofi, Bayer HealthCare, and trade accounts receivable increased by $418.8 million, compared to December 31, 2014, primarily due to higher U.S. EYLEA sales and higher amounts due from Sanofi in connection with the companies' Antibody Collaboration. Inventories as of June 30, 2015 increased by $49.9 million, compared to December 31, 2014, primarily due to increased production of EYLEA commercial supplies. Accounts payable, accrued expenses, and other liabilities increased by $129.3 million as of June 30, 2015, compared to December 31, 2014, primarily due to (i) higher accruals for sales-related charges (including the impact of the Branded Prescription Drug Fee) and deductions, and royalties related to EYLEA, and (ii) higher expenditures in connection with our expanding research and development activities.
Net cash provided by operating activities was $389.9 million in the first half of 2014. Our net income of $164.7 million in the first half of 2014 included Non-cash Compensation Expense of $140.6 million and depreciation and amortization of $24.5 million. In addition, deferred tax assets as of June 30, 2014 increased by $19.1 million, compared to end-of-year 2013, primarily due to an increase in Non-cash Compensation Expense, partly offset by the reduction of our deferred tax assets related to the New York State tax legislation enacted in the first quarter of 2014, which reduced our New York State income tax rate to zero percent effective in 2014.
As of June 30, 2014, Sanofi, Bayer HealthCare, and trade accounts receivable decreased by $84.8 million, compared to December 31, 2013, primarily due to lower trade accounts receivable resulting from shortened payment terms to certain of our U.S. EYLEA customers effective January 2014, partly offset by higher amounts receivable from Bayer HealthCare in connection with the commercialization of EYLEA outside the United States. Inventories increased by $37.3 million, compared to December 31, 2013, primarily in connection with increased production of EYLEA commercial supplies.

Cash Used in Investing Activities
Net cash used in investing activities was $501.1 million and $354.4 million in the first half of 2015 and 2014, respectively. In the first half of 2015 and 2014, purchases of marketable securities exceeded sales or maturities by $147.1 million and $218.7 million, respectively. Capital expenditures were $354.1 million and $135.7 million in the first half of 2015 and 2014, respectively. Capital expenditures in the first half of 2015 primarily included costs in connection with renovations of our Limerick, Ireland manufacturing facility and tenant improvement and associated costs related to two new buildings under construction at our leased Tarrytown, New York facilities. In addition, in April 2015, we acquired an approximate 100-acre parcel of undeveloped land adjacent to our current Tarrytown, New York location for an aggregate purchase price of $73.0 million. We intend to develop this property to accommodate and support our growth, primarily in connection with expanding our existing research and development and office space. Capital expenditures in the first half of 2014 primarily included costs in connection with purchasing manufacturing equipment, expanding our Rensselaer, New York manufacturing facilities, tenant improvement and associated costs related to our leased facilities in Tarrytown, New York, and the acquisition and renovations of our Limerick, Ireland manufacturing facility..
Cash Provided by Financing Activities
Net cash provided by financing activities was $86.9 million in the first half of 2015 and $28.9 million in the first half of 2014. In the first half of 2015, proceeds in connection with facility and capital leases obligations primarily relates to reimbursements of $27.4 million we received from our landlord for tenant improvement costs in connection with our leased facilities in Tarrytown, New York. In the first half of 2015 and 2014, $144.0 million and $61.1 million principal amount of our Notes, respectively, that was previously surrendered for conversion was settled. In accordance with the terms of the Notes, we elected to settle these conversion obligations through a combination of cash, in an amount equal to the principal amount of the converted Notes, and shares of our Common Stock in respect of any amounts due in excess thereof. Also during the first half of 2015 and 2014, we paid an aggregate amount of $124.5 million and $143.0 million to warrant holders to reduce the maximum number of shares of Common Stock issuable upon exercise of the warrants. Proceeds from issuances of Common Stock, in connection with exercises of employee stock options, were $115.8 million in the first half of 2015, compared to $63.1 million in the first half of 2014. In addition, payments for employee tax obligations in connection with stock option exercises and vesting of restricted stock were $35.9 million in the first half of 2015 compared to $65.0 million in the first half of 2014. Cash flows from financing activities also increased by $248.7 million and $235.6 million in the first half of 2015 and 2014, respectively, due to utilization of excess tax benefits in connection with stock option exercises, which offset cash tax obligations.
Credit Facility
In March 2015, we entered into an agreement with a syndicate of lenders (the Credit Agreement) which provides for a $750.0 million senior unsecured five-year revolving credit facility (the Credit Facility). The Credit Agreement includes an option for us to elect to increase the commitments under the Credit Facility and/or to enter into one or more tranches of term loans in the aggregate principal amount of up to $250.0 million subject to the consent of the lenders providing the additional commitments or term loans, as applicable, and certain other conditions. Proceeds of the loans under the Credit Facility may be used to finance working capital needs, and for general corporate or other lawful purposes, of Regeneron and its subsidiaries. The Credit Agreement also provides a $100.0 million sublimit for letters of credit. The Credit Agreement includes an option for us to elect to extend the maturity date of the Credit Facility beyond March 2020, subject to the consent of the extending lenders and certain other conditions. Amounts borrowed under the Credit Facility may be prepaid, and the commitments under the Credit Facility may be terminated, at any time without premium or penalty. We had no borrowings outstanding under the Credit Facility as of June 30, 2015.
The Credit Agreement contains financial and operating covenants. Financial covenants include a maximum total leverage ratio and a minimum interest expense coverage ratio. We were in compliance with all covenants of the Credit Facility as of June 30, 2015.
Immuno-Oncology Collaboration with Sanofi
As described above under "Collaboration Agreements - Collaborations with Sanofi", in July 2015, we and Sanofi entered into a global strategic collaboration to discover, develop, and commercialize antibody-based cancer treatments in the field of immuno-oncology. The IO Collaboration is governed by an IO Discovery Agreement and an IO License and Collaboration Agreement. In connection with the IO Discovery Agreement, Sanofi will make a $265.0 million non-refundable upfront payment to us. Pursuant to the IO Discovery Agreement, we will spend up to $1,090.0 million to identify and validate potential immuno-oncology targets and develop therapeutic antibodies against such targets through clinical proof-of-concept. Sanofi will reimburse us for up to $825.0 million of these costs, subject to certain annual limits, to identify and validate potential immuno-oncology targets and develop therapeutic antibodies against such targets through clinical proof-of-concept. Pursuant to the IO Discovery Agreement, we will be primarily responsible for the design and conduct of all research activities, including target identification and validation, antibody development, preclinical activities, toxicology studies, manufacture of preclinical and clinical supplies, filing of IND Applications, and clinical development through proof-of-concept. We will reimburse Sanofi for half of the development costs they funded that are attributable to clinical development of antibody product candidates under the IO Discovery Agreement from our share of future profits to the extent they are sufficient for this purpose. However, we are not required to apply more than 10% of our share of the profits from IO Collaboration products in any calendar quarter towards reimbursing Sanofi for these development costs. With regard to product candidates for which proof-of-concept is established, Sanofi will have the option to license rights to the candidate pursuant to the IO License and Collaboration Agreement (as further described below). If Sanofi does not exercise its option to license rights to a product candidate, we will retain the exclusive right to develop and commercialize such product candidate and Sanofi will be entitled to receive a royalty on sales.
In connection with the IO License and Collaboration Agreement, Sanofi will make a $375.0 million non-refundable upfront payment to us. If Sanofi exercises its option to license rights to a product candidate thereunder, it will co-develop the drug candidate with us through product approval. Principal control of development of each product candidate that enters development under the IO License and Collaboration Agreement will alternate between us and Sanofi on a candidate-by-candidate basis. Sanofi will fund drug candidate development costs up front for the candidates for which it is the principal controlling party and we will reimburse half of the total development costs for all such candidates from our share of future profits to the extent they are sufficient for this purpose, subject to the same 10% reimbursement limitation described above. In addition, we and Sanofi will share equally, on an ongoing basis, the development costs for the drug candidates for which we are the principal controlling party. The party having principal control over the development of a product candidate will also lead the commercialization activities for such product candidate in the United States. For all products commercialized under the IO License and Collaboration Agreement, Sanofi will lead commercialization activities outside of the United States. Each party will have the right to co-promote licensed products in countries where it is not the lead commercialization party. The parties will share equally in any profits from worldwide sales of collaboration products. We are obligated to use commercially reasonable efforts to supply clinical requirements of each drug candidate under the IO License and Collaboration Agreement until commercial supplies of that IO drug candidate are being manufactured.
Under the terms of the IO License and Collaboration Agreement, the parties will also co-develop our antibody product candidate targeting PD-1 (REGN2810). The parties will share equally, on an ongoing basis, development expenses for REGN2810 up to a total of $650.0 million. We will have principal control over the development of REGN2810 and will lead commercialization activities in the Unites States, subject to Sanofi’s right to co-promote, while Sanofi will lead commercialization activities outside of the United States and the parties will equally share profits from worldwide sales. We will be entitled to a milestone payment of $375.0 million in the event that sales of all licensed products targeting PD-1 (including REGN2810), together with sales of any other products licensed under the IO License and Collaboration Agreement and sold for use in combination with a licensed product targeting PD-1, equal or exceed $2.0 billion in any consecutive twelve-month period.
Tarrytown, New York Lease
In April 2013, we entered into a new lease agreement for approximately 297,000 square feet of additional new laboratory and office space to be constructed in two new buildings (the Buildings), which are expected to be completed in the third quarter of 2015, at our current Tarrytown, New York location. The term of the lease, which commenced during the second half of 2014, is approximately 15 years and contains three renewal options to extend the term of the lease by five years each. The lease provides for (i) monthly payments over its term, which are expected to commence in the fourth quarter of 2015 and will be based on the landlord's costs of construction and tenant allowances, and (ii) additional charges for utilities, taxes, and operating expenses. Based upon various factors, including our involvement in the Buildings' construction and our responsibility for directly paying for a substantial portion of tenant improvements, we are deemed, in substance, to be the owner of the landlord's Buildings in accordance with the application of Financial Accounting Standards Board (FASB) authoritative guidance. Consequently, in addition to capitalizing the tenant improvements, we capitalize the landlord's costs of constructing these new facilities, offset by a corresponding facility lease obligation. In addition, we recognize, as additional facility lease obligation, reimbursements from our landlord for tenant improvement costs that we incurred since, under FASB authoritative guidance, such payments that we receive from our landlord are deemed to be a financing obligation. We will allocate a portion of our future lease payments to the Buildings and the land on which the Buildings are being constructed. The land element of the lease is treated for accounting purposes as an operating lease. As of June 30, 2015 and December 31, 2014, the Buildings' facility lease obligation balance was $200.2 million and $152.8 million, respectively.

Capital Expenditures
Our cash expenditures for property, plant, and equipment totaled $354.1 million in the first half of 2015 and $135.7 million in the first half of 2014 (as described under "Cash Used in Investing Activities" above). We expect to incur capital expenditures of approximately $320 million to $395 million in the second half of 2015 primarily in connection with renovating our new Limerick, Ireland facility, tenant improvements primarily related to the two new buildings under construction at our leased Tarrytown, New York facilities, and expanding and renovating a portion of our manufacturing facilities at our Rensselaer, New York facility.
Funding Requirements
We expect continued increases in our expenditures, particularly in connection with our research and development activities (including preclinical and clinical testing), capital expenditures, costs related to the preparation for potential commercialization of our late-stage antibody product candidates, and commercialization of EYLEA and Praluent. We believe that our existing capital resources, borrowing availability under our revolving credit facility, funds generated by anticipated EYLEA net product sales, and, as described above under "Collaboration Agreements", funding for reimbursement of development costs that we are entitled to receive under our collaboration agreements with Sanofi and Bayer HealthCare, will enable us to meet our projected operating needs for the foreseeable future.
Under our collaboration agreements with Sanofi and Bayer HealthCare, we and our collaborator share profits and losses in connection with commercialization of drug products. Profits or losses under each collaboration are measured by calculating net sales less cost of goods sold and shared commercialization and other expenses. If the applicable collaboration is profitable, we have contingent contractual obligations to reimburse Sanofi and, in connection with EYLEA outside the United States, Bayer HealthCare for a defined percentage (generally 50%) of agreed-upon development expenses incurred by Sanofi and Bayer HealthCare, respectively. These reimbursements would be deducted each quarter, in accordance with a formula, from our share of the collaboration profits (and, for our EYLEA collaboration with Bayer HealthCare, our percentage on product sales in Japan) otherwise payable to us, unless, in some cases, we elect to reimburse these expenses at a faster rate. In particular, as of December 31, 2014, our contingent reimbursement obligation to Bayer HealthCare for EYLEA was approximately $262 million and our contingent reimbursement obligation to Sanofi in connection with the companies' Antibody Collaboration was approximately $1,308 million. Therefore, we expect that, for the foreseeable future, a portion of our share of profits from sales of EYLEA outside the United States and a portion of our share of profits, if any, from sales of Praluent will be used to reimburse our collaborator for this obligation.
We enter into research collaboration and licensing agreements that may require us to pay amounts upon the achievement of various development and commercial milestones, which, in the aggregate, could be significant. For example, in May 2013, we acquired from Sanofi full exclusive rights to antibodies targeting the PDGF family of receptors and ligands in ophthalmology and all other indications; consequently, we are obligated to pay up to $20.0 million in potential additional development milestones as well as royalties on any future sales of PDGF antibodies. Additionally, if required by the agreement, we may be required to make royalty payments calculated based on a percentage of net product sales. The payment of these amounts, however, is contingent upon the occurrence of various future events, which have a high degree of uncertainty of occurring and for which the specific timing cannot be predicted.
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
As described above, in the first half of 2015 and 2014, we made cash payments of $35.9 million and $65.0 million, respectively, for employee tax obligations in connection with stock option exercises and vesting of restricted stock. Future cash requirements for such payments will depend on various factors, including the level of stock option grants and exercises and the sales prices of our Common Stock, and may continue to be substantial.
We expect that expenses related to the filing, prosecution, defense, and enforcement of patents and other intellectual property will be substantial.
In June 2015, we received notification that an additional $2.0 million principal amount of our Notes were surrendered for conversion, and settlement is anticipated during the third quarter of 2015. We elected to settle these conversion obligations through a combination of cash and shares (total payment will be based on the average of the volume-weighted-average prices of the Common Stock during the 40 trading-day cash settlement averaging period specified in the indenture governing the Notes). In connection with these Note conversions, we exercised a proportionate amount of our Note hedges, for which we expect to receive shares of Common Stock approximately equal to the number of shares we will be required to issue to settle the non-cash portion of the related Note conversions. In future periods, other holders of these debt securities may surrender their Notes for conversion.
We may also from time to time seek to repurchase or retire our outstanding Notes, or other outstanding securities, through cash purchases or exchanges for other securities, in open market purchases, privately negotiated transactions, or otherwise.
Due primarily to the amounts of our tax credit carry-forwards available for tax purposes, which totaled approximately $143 million as of December 31, 2014, and potential excess tax benefits in connection with stock option exercises, we expect our cash income tax payments for 2015 to be significantly less than the income tax expense recorded in our financial statements in 2015, which is based on an effective tax rate. However, we expect our cash income tax payments in 2015 to be substantially higher than such payments in 2014.
Future Impact of Recently Issued Accounting Standards
In May 2014, the FASB issued a new standard related to revenue recognition, Revenue from Contracts with Customers, which will replace existing revenue recognition guidance. The new standard requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. To achieve that core principle, an entity must identify the contract(s) with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when (or as) the entity satisfies the performance obligation. In July 2015, the FASB decided to delay the effective date of the new standard by one year; as a result, the new standard will be effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption will be permitted, but no earlier than 2017 for calendar year-end entities. The standard allows for two transition methods - retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial adoption. We have not yet determined our method of transition and are evaluating the impact that this guidance will have on our financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risks, and the way we manage them, are summarized in Part II, Item 7A, "Quantitative and Qualitative Disclosures Around Market Risk" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (filed February 12, 2015). There have been no material changes to our market risks or to our management of such risks as of June 30, 2015.
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

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are a party to legal proceedings in the course of our business, including those described in our Annual Report on Form 10-K for the year ended December 31, 2014 (filed February 12, 2015), our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 (filed May 7, 2015), and those described below. The outcome of any such proceedings, regardless of the merits, is inherently uncertain. For a description of risks relating to these and other legal proceedings we face, see Part II, Item 1A. "Risk Factors," including the discussion under the headings entitled "Risks Related to Intellectual Property and Market Exclusivity," "Regulatory and Litigation Risks," and "Risks Related to Our Common Stock."
Proceedings Relating to Praluent (alirocumab) Injection
 As previously reported, we are currently parties to patent infringement proceedings initiated by Amgen Inc. against us and Sanofi relating to Praluent, the antibody to PCSK9 for LDL cholesterol reduction we are jointly developing and commercializing with Sanofi. In its April 21, 2015 Scheduling Order, the court set a trial date of March 7, 2016.
Proceedings Relating to Patents Owned by Genentech and City of Hope
On July 27, 2015, we and Sanofi-Aventis U.S. LLC filed a complaint in the United States District Court for the Central District of California (Los Angeles division) seeking a declaratory judgment of invalidity, as well as non-infringement by the manufacture, use, sale, offer of sale, or importation of Praluent (alirocumab), of U.S. Patent No. 7,923,221 jointly owned by Genentech, Inc. (Genentech) and City of Hope relating to the production of recombinant antibodies in host cells. On the same day, we and Sanofi-Aventis U.S. LLC initiated an inter partes review in the United States Patent and Trademark Office seeking a declaration of invalidity of U.S. Patent No. 6,331,415 jointly owned by Genentech and City of Hope relating to the production of recombinant antibodies in host cells.
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
EYLEA net sales represent a substantial portion of our revenues and this concentration of our net sales in a single product makes us substantially dependent on that product. For the six months ended June 30, 2015 and 2014, EYLEA net sales in the United States represented 64% and 60% of our total revenues, respectively. If we were to experience difficulty with the commercialization of EYLEA in the United States, if Bayer HealthCare were to experience any difficulty with the commercialization of EYLEA outside the United States, or if we and Bayer HealthCare are unable to maintain current marketing approvals of EYLEA, we may experience a reduction in revenue and may not be able to sustain profitability, and our business, prospects, operating results, and financial condition would be materially harmed.

We are subject to significant ongoing regulatory obligations and oversight with respect to EYLEA. If we fail to maintain regulatory compliance for EYLEA, we may lose marketing approval, which would materially harm our business, prospects, operating results, and financial condition.
We are subject to significant ongoing regulatory obligations and oversight with respect to EYLEA for its currently approved indications in the United States, EU, and other countries where the product is approved. If we fail to maintain regulatory compliance for EYLEA for its currently approved indications (including for any of the reasons discussed below under "Risks Related to Maintaining Approval of Our Marketed Products and the Development and Obtaining Approval of Our Product Candidates and New Indications for Our Marketed Products - Obtaining and maintaining regulatory approval for drug products is costly, time-consuming, and highly uncertain"), we may lose marketing approval, which would materially harm our business, prospects, operating results, and financial condition. Failure to comply may also subject us to sanctions, product recalls, or withdrawals of previously approved marketing applications. See also "Risks Related to Manufacturing and Supply - If we fail to meet the stringent requirements of governmental regulation in the manufacture of drug products or product candidates, we could incur substantial remedial costs, delays in the development or approval of our product candidates or new indications for our marketed products and/or in their commercial launch if they obtain regulatory approval, and a reduction in sales" below.
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

Many other companies are working on the development of product candidates and extended delivery devices for the potential treatment of wet AMD, DME, and RVO, including those that act by blocking VEGF and VEGF receptors, as well as small interfering ribonucleic acids (siRNAs) that modulate gene expression. For example, in January 2012, Genentech submitted an IND for such an extended delivery device. Novartis is developing ESBA1008 (RTH258), a humanized monoclonal single-chain FV (scFv) antibody fragment targeting VEGF-A for wet AMD, and initiated a non-inferiority Phase 3 trial comparing RTH258 (ESBA1008) and EYLEA in December 2014. Allergan is developing abicipar pegol (an anti-VEGF-A DARPin®) for wet AMD and related conditions and a Phase 2 trial has been completed. Additionally, companies are developing products (or combinations of products) to treat wet AMD that act by blocking VEGF and VEGF receptors, as well as other targets (for example, PDGF). Ophthotech Corporation is developing Fovista™, an aptamer directed against platelet-derived growth factor subunit B (PDGF-B), as a product candidate intended to be used in combination with an anti-VEGF therapy in wet AMD. In 2013, Ophthotech initiated Phase 3 trials in AMD evaluating multiple combinations of Fovista™, including Lucentis® + Fovista™, Avastin® (bevacizumab) + Fovista™, and EYLEA + Fovista™. Genentech has completed a Phase 1 trial of a bi-specific antibody targeting both VEGF and Ang2 for wet AMD.
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

Risks Related to Maintaining Approval of Our Marketed Products and the Development and Obtaining Approval of Our Product Candidates and New Indications for Our Marketed Products
If we do not maintain regulatory approval for our marketed products, and obtain regulatory approval for our product candidates or new indications for our marketed products, we will not be able to market or sell them, which would materially and negatively impact our business, prospects, operating results, and financial condition.
We cannot sell or market products without regulatory approval. If we do not maintain regulatory approval for our marketed products, and obtain regulatory approval for our product candidates or new indications of our marketed products, the value of our company and our business, prospects, operating results, and financial condition will be materially harmed. If we are unable to obtain regulatory approval for our product candidates, or if we are materially delayed in doing so, our business, prospects, operating results, and financial condition may be materially harmed. In addition, a failure to maintain regulatory approval for EYLEA's and Praluent's currently approved indications (including for any of the reasons discussed below under "Obtaining and maintaining regulatory approval for drug products is costly, time-consuming, and highly uncertain") may result in the loss of marketing approval and the ability to generate EYLEA or Praluent product sales revenue (as applicable), which would materially and negatively impact our business, prospects, operating results, and financial condition.
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
Some of our products and, if approved, product candidates may be used with drug delivery devices, which have their own regulatory and other risks.
Some of our products (such as Praluent) and, if approved, product candidates may be used in combination with a drug delivery device, including a pre-filled syringe, patch pump, auto-injector, or other delivery system. The success of our product candidates may depend to a significant extent on the performance of such devices, some of which may be novel or comprised of complex components. Given the increased complexity of the review process when approval of the product and device is sought under a single marketing application, our product candidates used with such drug delivery devices may be substantially delayed in receiving regulatory approval or may not be approved at all. In addition, some of these drug delivery devices may be provided by single-source, third-party providers or our collaborators. In any such case, we may be dependent on the sustained cooperation of those third-party providers or collaborators to supply the devices; to conduct the studies required for approval or clearance by the applicable regulatory agencies; and to continue to meet the applicable regulatory and other requirements to maintain approval or clearance once it has been received. Failure to successfully develop or supply the devices, delays in or failure of the studies conducted by us, our collaborators, or third-party providers, or failure of our company, our collaborators, or the third-party providers to obtain or maintain regulatory approval or clearance of the devices could result in increased development costs, delays in or failure to obtain regulatory approval, and associated delays in a product candidate reaching the market. Loss of regulatory approval or clearance of a device that is used with our product may also result in the removal of our product from the market. Further, failure to successfully develop or supply these devices, or to gain or maintain their approval, could adversely affect sales of the related products.

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
We have been in the past, are currently, and may in the future be involved in patent litigation and other proceedings involving our patents. For example, we are currently parties to patent infringement proceedings initiated by us relating to our European Patent No. 1,360,287 and our U.S. Patent No. 8,502,018, both of which concern genetically altered mice capable of producing chimeric antibodies that are part human and part mouse, as described in Part I, Item 3. "Legal Proceedings" of our Annual Report on Form 10-K for the year ended December 31, 2014 and Part II, Item 1. "Legal Proceedings" of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015. In addition, we are currently parties to patent infringement proceedings initiated by Amgen against us and Sanofi relating to Praluent, the antibody to PCSK9 for LDL cholesterol reduction we are jointly developing and commercializing with Sanofi, as described in Part I, Item 3. "Legal Proceedings" of our Annual Report on Form 10-K for the year ended December 31, 2014, and Part II, Item 1. "Legal Proceedings" of this report. We are aware of additional patents and pending applications owned by others that claim antibodies to PCSK9 and methods of treating hypercholesterolemia with such antibodies. We are also aware of patents and pending applications owned by others that respectively claim antibodies to IL-6R and IL-4R and methods of treating rheumatoid arthritis and uveitis and atopic dermatitis and asthma with such antibodies. In addition to Praluent, our late-stage antibody-based pipeline includes sarilumab, an antibody to IL-6R, for the treatment of rheumatoid arthritis and non-infectious uveitis; dupilumab, an antibody to IL-4R, for the treatment of atopic dermatitis, asthma, chronic sinusitis with nasal polyposis, and eosinophilic esophagitis; REGN2222, an antibody targeting RSV-F; and fasinumab, an antibody to NGF. Although we do not believe that any of our late-stage antibody product candidates infringes any valid claim in these patents or patent applications, these other parties could initiate a lawsuit for patent infringement and assert their patents are valid and cover our late-stage antibody product candidates, similar to the patent infringement proceedings initiated by Amgen referred to above. As described in Part II, Item 1. "Legal Proceedings" of this report, we and Sanofi-Aventis U.S. LLC initiated invalidity actions against patents jointly owned by Genentech and City of Hope relating to the production of recombinant antibodies in host cells. We currently produce our antibody product and antibody product candidates using recombinant antibodies from host cells and may choose to produce additional antibody product candidates in this manner. Neither ARCALYST nor EYLEA is a recombinant antibody. Genentech has licensed these patents to several different companies under confidential license agreements. If we desire a license for any of our antibody products or product candidates as part of a settlement for these invalidity actions and are unable to obtain a license on commercially reasonable terms or at all, we may be restricted in our ability to make recombinant antibodies in, or to import them into, the United States. Further, we are aware of a number of patent applications of others that, if granted with claims as currently drafted, may cover our current or planned activities. It could be determined that our products and/or actions in manufacturing or selling our product candidates infringe such patents.
Patent holders could assert claims against us for damages and seek to prevent us from manufacturing, selling, or developing our products or product candidates, and a court may find that we are infringing validly issued patents of others. In the event that the manufacture, use, or sale of any of our products or product candidates infringes on the patents or violates other proprietary rights of others, we may be prevented from pursuing product development, manufacturing, and commercialization of those drugs and may be required to pay costly damages. In addition, in the event that we assert our patent rights against other parties that we believe are infringing our patent rights, such parties may challenge the validity of our patents and we may become the target of litigation, which may result in an outcome that is unfavorable to us. Any of these adverse developments may materially harm our business, prospects, operating results, and financial condition. In any event, legal disputes are likely to be costly and time consuming to defend.
We seek to obtain licenses to patents when, in our judgment, such licenses are needed or advisable. If any licenses are required, we may not be able to obtain such licenses on commercially reasonable terms, if at all. The failure to obtain any such license could prevent us from developing or commercializing any one or more of our products or product candidates, which could severely harm our business.
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

Risks Related to Manufacturing and Supply
We rely on limited internal and contracted manufacturing and supply chain capacity, which could result in our being unable to continue to successfully commercialize EYLEA, to commercialize Praluent and, if approved, our product candidates or other indications for our marketed products, and to advance our clinical pipeline.
Our manufacturing facilities would be inadequate to produce the active pharmaceutical ingredients of (a) EYLEA, Praluent, ZALTRAP, and ARCALYST, and (b) our antibody product candidates in sufficient clinical quantities if our clinical pipeline advances as planned. In addition to expanding our internal capacity, we intend to rely on our corporate collaborators, as well as contract manufacturers, to produce commercial quantities of drug material needed for commercialization of our products to the extent such quantities are not manufactured at our own facility. As we increase our production in anticipation of potential regulatory approval for our late-stage antibody product candidates, our current manufacturing capacity will likely not be sufficient, and we may depend on our collaborators or contract manufacturers, to produce adequate quantities of drug material for both commercial and clinical purposes. We rely entirely on other parties and our collaborators for filling and finishing services. Generally, in order for other parties to perform any step in the manufacturing and supply chain, we must transfer technology to the other party, which can be time consuming and may not be successfully accomplished without considerable cost and expense, or at all. We will have to depend on these other parties to perform effectively on a timely basis and to comply with regulatory requirements. If for any reason they are unable to do so, and as a result we are unable to directly or through other parties manufacture and supply sufficient commercial and clinical quantities of our products on acceptable terms, or if we should encounter delays or other difficulties in our relationships with our corporate collaborators, contract manufacturers, or other parties involved in our supply chain which adversely affect the timely manufacture and supply of our products or product candidates, our business, prospects, operating results, and financial condition may be materially harmed.
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
We have commenced construction of additional manufacturing space at our Rensselaer, New York site to increase our manufacturing capacity. In addition, we have acquired and are renovating a 400,000 square foot facility in Limerick, Ireland to expand our manufacturing capacity to support our global supply chain. In the future, we may lease, operate, purchase, or construct additional facilities to conduct expanded manufacturing activities. Expanding our manufacturing capacity to supply commercial quantities of the active pharmaceutical ingredients for our marketed products and our late-stage product candidates if they are approved for marketing, and to supply clinical drug material to support the continued growth of our clinical programs, will require substantial additional expenditures and various regulatory approvals and permits. In addition, the Limerick, Ireland facility remains subject to securing certain permits from the local government, and there is no guarantee that we will be able to obtain the remaining required permits in the contemplated timeframe, or at all. Further, we will need to hire and train significant numbers of employees and managerial personnel to staff our expanding manufacturing and supply chain operations. Start-up costs can be large, and scale-up entails significant risks related to process development and manufacturing yields. In addition, we may face difficulties or delays in developing or acquiring the necessary production equipment and technology to manufacture sufficient quantities of our product candidates at reasonable costs and in compliance with applicable regulatory requirements. The FDA and analogous foreign regulatory authorities must determine that our existing and any expanded manufacturing facilities comply, or continue to comply, with cGMP requirements for both clinical and commercial production and license them, or continue to license them, accordingly, and such facilities must also comply with applicable environmental, safety, and other governmental permitting requirements. We may not successfully expand or establish sufficient manufacturing capabilities or manufacture our products economically or in compliance with cGMPs and other regulatory requirements, and we and our collaborators may not be able to build or procure additional capacity in the required timeframe to meet commercial demand for our late-stage product candidates if they receive regulatory approval, and to continue to meet the requirements of our clinical programs. This would interfere with our efforts to successfully commercialize EYLEA, Praluent, and ARCALYST and could also delay or require us to discontinue one or more of our clinical development programs. As a result, our business, prospects, operating results, and financial condition could be materially harmed.

Our ability to manufacture products may be impaired if any of our manufacturing activities, or the activities of third parties involved in our manufacture and supply chain, are found to infringe patents of others.
Our ability to continue to manufacture EYLEA, Praluent, ZALTRAP, and ARCALYST in our Rensselaer, New York facilities and, in the future, our ability to manufacture our marketed products at additional facilities, or to utilize third parties to produce our products, to supply raw materials or other products, or to perform fill/finish services or other steps in our manufacture and supply chain, depends on our and their ability to operate without infringing the patents or other intellectual property rights of others. Other parties may allege that our manufacturing activities, or the activities of third parties involved in our manufacture and supply chain, infringe patents or other intellectual property rights. A judicial decision in favor of one or more parties making such allegations could preclude the manufacture of our products to which those intellectual property rights apply, which could materially harm our business, prospects, operating results, and financial condition.
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
We and our third-party providers are required to maintain compliance with cGMPs, and are subject to inspections by the FDA or comparable agencies in other jurisdictions to confirm such compliance. Changes of suppliers or modifications of methods of manufacturing may require amending our application(s) to the FDA or such comparable foreign agencies and acceptance of the change by the FDA or such comparable foreign agencies prior to release of product(s). Because we produce multiple products and product candidates at our facility in Rensselaer, New York, including EYLEA, Praluent, ZALTRAP, and ARCALYST, there are increased risks associated with cGMP compliance. Our inability, or the inability of our third-party fill/finish or other service providers, to demonstrate ongoing cGMP compliance could require us to engage in lengthy and expensive remediation efforts, withdraw or recall product, halt or interrupt clinical trials, and/or interrupt commercial supply of any marketed products, and could also delay or prevent our obtaining regulatory approval for our late-stage product candidates or new indications for our marketed products. Any delay, interruption, or other issue that arises in the manufacture, fill/finish, packaging, or storage of any drug product or product candidate as a result of a failure of our facilities or the facilities or operations of third parties to pass any regulatory agency inspection or maintain cGMP compliance could significantly impair our ability to develop, obtain approval for, and successfully commercialize our products, which would substantially harm our business, prospects, operating results, and financial condition. Any finding of non-compliance could also increase our costs, cause us to delay the development of our product candidates, result in delay in our obtaining, or our not obtaining, regulatory approval of product candidates or new indications for our marketed products, and cause us to lose revenue from any marketed products, which could be seriously detrimental to our business, prospects, operating results, and financial condition.
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
Currently, we have three marketed products, EYLEA, Praluent, and ARCALYST. While we have established our own sales and marketing organization for EYLEA and Praluent in the United States for their currently approved indications, our commercialization experience is still relatively limited and we have no sales, marketing, commercial, or distribution capabilities outside the United States. In addition, EYLEA faces intense competition from Lucentis® and from off-label use of repackaged Avastin®, both of which have been on the market for a number of years and, potentially, from new competitive products currently in clinical development. We expect Praluent also to face intense competition, as described in further detail below under "Our marketed products are subject to significant competition, and our product candidates or new indications for our marketed products, if any are approved for marketing, may face significant competition."
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
There is significant actual and potential future competition for Praluent, the PCSK9 antibody we are developing and commercializing in collaboration with Sanofi. Amgen's PCSK9 program is currently the most advanced of the competitors, having already received marketing authorization from the European Commission for its PCSK9 inhibitor RepathaTM (evolocumab) and submitted a BLA for Repatha with the FDA. Amgen may obtain marketing approval for Repatha in one or more countries before Praluent is approved in those countries. Several other companies, including Pfizer and Eli Lilly, also have development programs for antibodies against PCSK9. Alnylam, in partnership with The Medicines Company, has a clinical program underway with an RNAi molecule against PCSK9. In addition, there are therapeutic products targeting PCSK9 operating through other mechanisms of action in development, including an oral product. Oral products that lower LDL-C, if approved, may also be competitive with PCSK9 inhibitors, including Praluent. Certain late-stage inhibitors of cholesterylester transfer protein (CETP), such as Merck's anacetrapib and Eli Lilly's evacetrapib, lower LDL-C and may be launched with supporting data from outcomes trials prior to the completion of our own outcomes trial for Praluent. Another oral agent that lowers LDL-C and that may potentially compete with Praluent is Esperion's ETC-1002.
Our earlier-stage clinical candidates in development are all fully human monoclonal antibodies, which were generated using our VelocImmune technology. Our antibody generation technologies and earlier-stage clinical candidates face competition from many pharmaceutical and biotechnology companies using various technologies.
We are aware of several pharmaceutical and biotechnology companies actively engaged in the research and development of antibody products against targets that are also the targets of our early- and late-stage product candidates. For example, Pfizer (in partnership with Eli Lilly), Johnson & Johnson, and AbbVie are developing antibody product candidates against NGF. Genentech/Roche is marketing an antibody against IL-6R (Actemra®) for the treatment of rheumatoid arthritis, and several other companies, including Johnson & Johnson (in partnership with GlaxoSmithKline), Alder Biopharmaceuticals, Ablynx (in partnership with AbbVie), R-Pharm, and Pfizer have antibodies against IL-6 or IL-6R in clinical development. A number of companies are developing antibodies that, if approved, may compete with dupilumab, our IL-4R antibody, if it is approved, including Roche (an antibody against IL-13), Teva (an antibody against IL-5), AstraZeneca (antibodies against IL-5R and IL-13), Novartis (a combination antibody against IL-4 and IL-13), and Amgen (in partnership with AstraZeneca) (an antibody against thymic stromal lymphopoietin, or TSLP). For muscle-wasting conditions, Pfizer, Eli Lilly, Bristol-Myers Squibb, and Atara Biotherapeutics have anti-GDF8 monoclonal antibodies in development, and Novartis has a competing antibody targeting ActRIIB. For RSV, competitors have antibodies in clinical development, including AstraZeneca (in partnership with AIMM Therapeutics).
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
Since EYLEA and Praluent for their currently approved indications will likely continue to be too expensive for most patients to afford without health insurance coverage, if third-party payers, including Medicare and Medicaid in the United States, do not continue to provide adequate coverage and reimbursement for EYLEA or do not provide adequate coverage and reimbursement for Praluent, our ability to successfully market them would be materially adversely impacted. There is a risk that third-party payers, including Medicare and Medicaid in the United States, may not cover and/or reimburse our current and future products at levels required for us to successfully commercialize these products. Any limitation imposed by third-party payers on the use of our products if they are approved for marketing, or any action or decision by CMS or analogous foreign agencies or authorities which for any reason denies coverage or reimbursement for our products or provides coverage or reimbursement at levels that harm our products' competitiveness or leads to lower prices for those products, will have a material negative effect on our ability to sustain profitability. In certain foreign countries, pricing, coverage, and level of reimbursement of prescription drugs are subject to governmental control, and we and our collaborators may be unable to obtain coverage, pricing, and/or reimbursement on terms that are favorable to us or necessary for us or our collaborators to successfully commercialize our products in those countries. In some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing and reimbursement vary widely from country to country, and may take into account the clinical effectiveness, cost, and service impact of existing, new, and emerging drugs and treatments. For example, the EU provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. Our results of operations may suffer if we or our collaborators are unable to market our products in foreign countries or if coverage and reimbursement for our products in foreign countries is limited or delayed.
We are dependent upon a small number of customers for a significant portion of our revenue, and the loss of or significant reduction in sales to these customers would adversely affect our results of operations.
We sell EYLEA in the United States to several distributors and specialty pharmacies. Under this distribution model, the distributors and specialty pharmacies generally take physical delivery of product and generally sell the product directly to healthcare providers. For the six months ended June 30, 2015 and 2014, we recorded 69% and 76%, respectively, of our total gross product revenue from sales to a single distributor, Besse Medical, a subsidiary of AmerisourceBergen Corporation. We expect this significant customer concentration to continue for the foreseeable future. Our ability to generate and grow sales of EYLEA will depend, in part, on the extent to which our distributors and specialty pharmacies are able to provide adequate distribution of EYLEA to healthcare providers. Although we believe we can find additional distributors, if necessary, our revenue during any period of disruption could suffer and we might incur additional costs. In addition, these customers are responsible for a significant portion of our net trade accounts receivable balances. The loss of any large customer, a significant reduction in sales we make to them, any cancellation of orders they have made with us, or any failure to pay for the products we have shipped to them could adversely affect our results of operations.
Regulatory and Litigation Risks
If the testing or use of our products harms people, or is perceived to harm them even when such harm is unrelated to our products, we could be subject to costly and damaging product liability claims.
The testing, manufacturing, marketing, and sale of drugs for use in people expose us to product liability risk. Any informed consent or waivers obtained from people who enroll in our clinical trials may not protect us from liability or the cost of litigation. We may also be subject to claims by patients who use our approved products, or our product candidates if those product candidates receive regulatory approval and become commercially available, that they have been injured by a side effect associated with the drug. Even in a circumstance in which we do not believe that an adverse event is related to our products or product candidates, the related investigation may be time consuming or inconclusive and may have a negative impact on our reputation or business. We may face product liability claims and be found responsible even if injury arises from the acts or omissions of third parties who provide fill/finish or other services. To the extent we maintain product liability insurance in relevant periods, such insurance may not cover all potential liabilities or may not completely cover any liability arising from any such litigation. Moreover, in the future we may not have access to liability insurance or be able to maintain our insurance on acceptable terms.
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

Risks Related to Our Reliance on Third Parties
If any of our collaborations with Sanofi is terminated, our business, prospects, operating results, and financial condition, and our ability to discover, develop, manufacture, and commercialize our pipeline of product candidates in the time expected, or at all, would be materially harmed.
We rely heavily on funding from Sanofi to support our target discovery and antibody research and development programs, as well as our immuno-oncology research and development programs. Sanofi has committed to reimburse us for up to (i) $405 million of the costs of our efforts to identify and validate drug discovery targets and pre-clinically develop fully human monoclonal antibodies against such targets under our Antibody Discovery Agreement and (ii) $825 million of the costs of our efforts to identify and validate potential immuno-oncology targets and develop fully-human therapeutic antibodies against such targets under the IO Discovery and Development Agreement. Sanofi also initially funds almost all of the development expenses incurred in connection with the clinical development of product candidates (i) that Sanofi elects to co-develop with us under our Antibody Collaboration and (ii) for which Sanofi is the principal controlling party under our IO Collaboration. In addition, Sanofi initially funds half of the development expenses incurred in connection with the clinical development of product candidates for which we are the principal controlling party under our IO Collaboration. We rely on Sanofi to fund these activities. In addition, with respect to those antibodies that Sanofi elects to co-develop with us under our Antibody Collaboration (such as Praluent, sarilumab, and dupilumab) or for which Sanofi is the principal controlling party under our IO Collaboration, we rely on Sanofi to lead much of the clinical development efforts and assist with obtaining and maintaining regulatory approval. Following regulatory approval, we also rely on Sanofi to lead (i) the commercialization efforts to support all of the antibody products that are co-developed by Sanofi and us under our Antibody Collaboration and (ii) the commercialization efforts outside the Unites States to support all products that are co-developed by Sanofi and us under our IO Collaboration (as well as the commercialization efforts in the United States to support all products for which Sanofi is the principal controlling party under our IO Collaboration).
If Sanofi does not elect to co-develop the product candidates that we discover or opts out of their development under our Antibody Collaboration or our IO Collaboration, unless we enter into a collaboration agreement with another party, we would be required to fund and oversee on our own the clinical trials, any regulatory responsibilities, and the ensuing commercialization efforts to support those antibody products. For example, Sanofi has elected not to continue co-development of fasinumab, REGN2222, and REGN1033, and decided not to opt in to the REGN1154, REGN1193, REGN1500, and other programs.
If Sanofi terminates any of the collaborations with us or fails to comply with its payment obligations thereunder, our business, prospects, operating results, and financial condition would be materially harmed. We would be required to either expend substantially more resources than we have anticipated to support our research and development efforts, which could require us to seek additional funding that might not be available on favorable terms or at all, or materially cut back on such activities. If Sanofi does not perform its obligations with respect to the product candidates that it elects to co-develop, our ability to develop, manufacture, and commercialize these product candidates will be significantly adversely affected.
If our collaboration with Bayer HealthCare for EYLEA is terminated, or Bayer HealthCare materially breaches its obligations thereunder, our business, prospects, operating results, and financial condition, and our ability to continue to develop EYLEA and commercialize EYLEA outside the United States in the time expected, or at all, would be materially harmed.
We rely heavily on Bayer HealthCare to assist with the development, and the commercialization outside the United States, of EYLEA. Under our agreement with them, Bayer HealthCare is required to fund approximately half of the development expenses incurred by both companies in connection with the global EYLEA development program. As the EYLEA program continues, we will continue to rely on Bayer HealthCare to assist with funding the EYLEA development program, continue to lead the development of EYLEA outside the United States, obtain and maintain regulatory approval outside the United States, and provide all sales, marketing, and commercial support for the product outside the United States. In particular, Bayer HealthCare has responsibility for selling EYLEA outside the United States using its sales force and, in Japan, in cooperation with Santen Pharmaceuticals Co. Ltd. pursuant to a Co-Promotion and Distribution Agreement with Bayer HealthCare's Japanese affiliate. We cannot assure you that regulatory approvals will be received for EYLEA in additional indications outside the United States or that EYLEA will be successfully commercialized outside the United States. If Bayer HealthCare and, in Japan, Santen do not perform their obligations in a timely manner, or at all, our ability to develop, manufacture, and commercialize EYLEA outside the United States will be significantly adversely affected. Bayer HealthCare has the right to terminate its collaboration agreement with us at any time upon six or twelve months' advance notice, depending on the circumstances giving rise to termination. If Bayer HealthCare were to terminate its collaboration agreement with us, we would not have the resources or skills to replace those of our collaborator, which could require us to seek additional funding or another collaboration that might not be available on favorable terms or at all, and could cause significant delays in the development and/or commercialization of EYLEA outside the United States and result in substantial additional costs to us. We have limited commercial capabilities outside the United States and would have to develop or outsource these capabilities. Termination of the Bayer HealthCare collaboration agreement would create substantial new and additional risks to the successful development and commercialization of EYLEA, particularly outside the United States.

Our collaborators and service providers may fail to perform adequately in their efforts to support the development, manufacture, and commercialization of our drug candidates and current and future products.
We depend upon third-party collaborators, including Sanofi, Bayer HealthCare, and service providers such as CROs, outside testing laboratories, clinical investigator sites, and third-party manufacturers, fill/finish, and product packagers and labelers, to assist us in the manufacture and preclinical and clinical development of our product candidates. We also depend, or will depend, on some of these third parties in connection with the commercialization of our marketed products and our late-stage product candidates and new indications for our marketed products if they are approved for marketing. If any of our existing collaborators or service providers breaches or terminates its agreement with us or does not perform its development or manufacturing services under an agreement in a timely manner or in compliance with applicable GMPs, GLPs, or GCP Standards, we could experience additional costs, delays, and difficulties in the manufacture or development of, or in obtaining approval by regulatory authorities for, or successfully commercializing our product candidates.
We and our collaborators rely on third-party service providers to support the distribution of our marketed products and for many other related activities in connection with the commercialization of these marketed products. Despite our or our collaborators' arrangements with them, these third parties may not perform adequately. If these service providers do not perform their services adequately, sales of our marketed products will suffer.
Risk Related to Employees
We are dependent on our key personnel and if we cannot recruit and retain leaders in our research, development, manufacturing, and commercial organizations, our business will be harmed.
We are highly dependent on certain of our executive officers, other key members of our senior management team, and our Chairman. If we are not able to retain (or for any other reason lose the services of) any of these persons, our business may suffer. In particular, we depend on the services of P. Roy Vagelos, M.D., the Chairman of our board of directors; Leonard S. Schleifer, M.D., Ph.D., our President and Chief Executive Officer; George D. Yancopoulos, M.D., Ph.D., President, Regeneron Laboratories and our Chief Scientific Officer; and Neil Stahl, Ph.D., our Executive Vice President, Research and Development. As we continue to commercialize EYLEA and Praluent and begin to commercialize other products assuming the receipt of required regulatory approvals, we are also highly dependent on the expertise and services of members of our senior management leading these commercialization efforts. There is intense competition in the biotechnology industry for qualified scientists and managerial personnel in the development, manufacture, and commercialization of drugs. We may not be able to continue to attract and retain the qualified personnel necessary to continue to advance our business and achieve our strategic objectives.
Information Technology Risks
Significant disruptions of information technology systems or breaches of data security could adversely affect our business.
Our business is increasingly dependent on critical, complex, and interdependent information technology systems, including Internet-based systems, to support business processes as well as internal and external communications. The size and complexity of our computer systems make us potentially vulnerable to IT system breakdowns, malicious intrusion, and computer viruses, which may result in the impairment of production and key business processes. We also have outsourced significant elements of our information technology infrastructure and operations to third parties, which may provide access to our confidential information to such third parties and may also make our systems vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by such third parties or others.
In addition, our systems are potentially vulnerable to data security breaches - whether by employees or others - which may expose sensitive data to unauthorized persons. Such data security breaches could lead to the loss of trade secrets or other intellectual property, or could lead to the public exposure of personal information (including sensitive personal information) of our employees, clinical trial patients, customers, and others. Such attacks are of ever-increasing levels of sophistication and are made by groups and individuals with a wide range of motives (including industrial espionage) and expertise, including by organized criminal groups, “hacktivists,” nation states, and others. As a company with an increasingly global presence, our systems are subject to frequent attacks. Due to the nature of some of these attacks, there is a risk that an attack may remain undetected for a period of time. While we have invested in the protection of data and information technology, there can be no assurance that our efforts will prevent service interruptions or security breaches.
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
We expend substantial resources for research and development, including costs associated with clinical testing of our product candidates and new indications of our marketed products, the commercialization of products, and capital expenditures. We believe our existing capital resources and borrowing availability under our revolving credit facility, together with funds generated by current and anticipated EYLEA net product sales and funding we are entitled to receive under our collaboration agreements, will enable us to meet our anticipated operating needs for the foreseeable future. However, one or more of our collaboration agreements may terminate, our revenues may fall short of our projections or be delayed, or our expenses may increase, any of which could result in our capital being consumed significantly faster than anticipated. In addition, our expenses may increase for many reasons, including expenses in connection with the commercialization of EYLEA and Praluent and the anticipated commercial launches of our late-stage product candidates and new indications for our marketed products, manufacturing scale-up, expenses related to clinical trials testing of antibody product candidates we are developing on our own (without Sanofi), and expenses related to the requirement, following receipt of the first positive Phase 3 trial results for a co-developed drug candidate, for us to fund 20% of Phase 3 clinical trial costs for any of our antibody product candidates being developed in collaboration with Sanofi.
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
As of June 30, 2015, we had $390.6 million in cash and cash equivalents and $803.3 million in marketable securities (including $46.1 million in equity securities). Our investments consist primarily of fixed-income securities, including investment-grade corporate bonds. These fixed-income investments are subject to external factors that may adversely affect their market value or liquidity, such as interest rate, liquidity, market, and issuer credit risks, including actual or anticipated changes in credit ratings. The equity securities we hold may experience significant volatility and may decline in value or become worthless if the issuer experiences an adverse development. Furthermore, our equity investments could be subject to dilution (and decline in value) as a result of the issuance of additional equity interests. If any of our investments suffer market price declines that are other than temporary, their value could be impaired, which may have an adverse effect on our financial condition and operating results.
Risks Related to Our Common Stock
Our stock price is extremely volatile.
There has been significant volatility in our stock price and generally in the market prices of biotechnology companies' securities. Various factors and events may have a significant impact on the market price of our Common Stock. These factors include, by way of example:

•	fluctuations in our operating results, in particular net product sales of EYLEA;

•	if any of our product candidates or our new indications for our marketed products receive regulatory approval, net product sales of, and profits from, these product candidates and new indications;

•	market acceptance of, and fluctuations in market share for, our marketed products, especially EYLEA and Praluent;

•	whether our net products sales and net profits underperform, meet, or exceed the expectations of investors or analysts;

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
A small number of our shareholders beneficially own a substantial amount of our Common Stock. As of June 30, 2015, our five largest shareholders plus Dr. Schleifer, our Chief Executive Officer, beneficially owned approximately 48.8% of our outstanding shares of Common Stock, assuming, in the case of our Chief Executive Officer, the conversion of his Class A Stock into Common Stock and the exercise of all options held by him which are exercisable within 60 days of June 30, 2015. As of June 30, 2015, Sanofi beneficially owned 22,859,144 shares of our Common Stock, representing approximately 22.5% of the shares of Common Stock then outstanding. Under our January 2014 amended and restated investor agreement with Sanofi, Sanofi has three demand rights to require us to use all reasonable efforts to conduct a registered underwritten offering with respect to shares of our Common Stock held by Sanofi from time to time; however, shares of our Common Stock held by Sanofi from time to time may not be sold until the later of (i) December 20, 2020 and (ii) the expiration of our Antibody Discovery Agreement with Sanofi relating to our Antibody Collaboration (as amended) if the agreement is extended beyond December 20, 2020. These restrictions on dispositions are subject to earlier termination upon the occurrence of certain events, such as the consummation of a change-of-control transaction involving us or a dissolution or liquidation of our company. In February 2013, we received from Sanofi a notification under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 that it intends to acquire additional Common Stock through open market purchases and direct purchases from shareholders. In July 2014, Sanofi disclosed in an amendment to its Schedule 13D filed with the SEC its intention to purchase additional shares of our Common Stock to progressively increase its beneficial ownership in 2014 and 2015 up to the maximum allowed under the “standstill” provisions of our amended and restated investor agreement with Sanofi, or 30% of our Class A Stock and Common Stock (taken together). If Sanofi, our other significant shareholders, or we sell substantial amounts of our Common Stock in the public market, or there is a perception that such sales may occur, the market price of our Common Stock could fall. Sales of Common Stock by our significant shareholders, including Sanofi, also might make it more difficult for us to raise funds by selling equity or equity-related securities in the future at a time and price that we deem appropriate.
Our existing shareholders may be able to exert significant influence over matters requiring shareholder approval and over our management.
Holders of Class A Stock, who are generally the shareholders who purchased their stock from us before our initial public offering, are entitled to ten votes per share, while holders of Common Stock are entitled to one vote per share. As of June 30, 2015, holders of Class A Stock held 16.1% of the combined voting power of all shares of Common Stock and Class A Stock then outstanding. These shareholders, if acting together, would be in a position to significantly influence the election of our directors and the vote on certain corporate transactions that require majority or supermajority approval of the combined classes, including mergers and other business combinations. This may result in our taking corporate actions that other shareholders may not consider to be in their best interest and may affect the price of our Common Stock. As of June 30, 2015:

•
our current executive officers and directors beneficially owned 10.2% of our outstanding shares of Common Stock, assuming conversion of their Class A Stock into Common Stock and the exercise of all options held by such persons which are exercisable within 60 days of June 30, 2015, and 21.7% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by such persons which are exercisable within 60 days of June 30, 2015; and

•
our five largest shareholders plus Dr. Schleifer, our Chief Executive Officer, beneficially owned approximately 48.8% of our outstanding shares of Common Stock, assuming, in the case of our Chief Executive Officer, the conversion of his Class A Stock into Common Stock and the exercise of all options held by him which are exercisable within 60 days of June 30, 2015. In addition, these five shareholders plus our Chief Executive Officer held approximately 54.4% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by our Chief Executive Officer which are exercisable within 60 days of June 30, 2015.

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
In connection with our offering of our 1.875% convertible senior notes due October 1, 2016, we entered into convertible note hedge transactions with four financial institutions (the hedge counterparties), the purpose of which was to reduce the potential dilution to our Common Stock and/or offset potential cash payments in excess of the principal amount of the notes (as applicable) upon conversion of the notes. In the event that the hedge counterparties fail to deliver shares to us or potential cash payments (as applicable) as required under the convertible note hedge documents, we would not receive the benefit of such transactions. Separately, we also entered into warrant transactions with the hedge counterparties. The warrant transactions could separately have a dilutive effect from the issuance of Common Stock pursuant to the warrants. As of June 30, 2015, an aggregate principal amount of $33.3 million of the notes and 3,122,015 warrants (subject to adjustment from time to time as provided in the applicable warrant agreements) remained outstanding.
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
Our certificate of incorporation, our by-laws, and the New York Business Corporation Law contain various provisions that could have the effect of delaying or preventing a change in control of our company or our management that shareholders may consider favorable or beneficial. Some of these provisions could discourage proxy contests and make it more difficult for shareholders to elect directors and take other corporate actions. These provisions could also limit the price that investors might be willing to pay in the future for shares of our Common Stock. These provisions include:

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In the second quarter of 2015, we settled the conversion of $127.3 million principal amount of our 1.875% convertible senior notes through the payment of $127.3 million in cash (equal to the principal amount of the converted notes) and issuance of 1,252,816 shares of our Common Stock to the holders of the Notes surrendered for conversion. We issued and sold the notes in October 2011 in a private placement in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. In connection with this conversion, we exercised a proportionate amount of our convertible note hedges, as a result of which we received from our hedge counterparties 1,252,808 shares of our Common Stock.
Issuer Purchases of Equity Securities

The following table reflects shares of Common Stock withheld by us for employees to satisfy their tax withholding obligations arising upon the vesting of restricted equity awards granted under the Regeneron Pharmaceuticals, Inc. Second Amended and Restated 2000 Long-Term Incentive Plan or the Regeneron Pharmaceuticals, Inc. 2014 Long-Term Incentive Plan in the second quarter of 2015.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

6/1/2015-6/30/2015	2,344	$506.12	—	—
ITEM 6. EXHIBITS
(a)     Exhibits

Exhibit Number	Description
3.1	Restated Certificate of Incorporation, as amended.
10.1	(a) Regeneron Pharmaceuticals, Inc. Cash Incentive Bonus Plan.
10.2	Tenth Amendment to Lease, by and between BMR-Landmark at Eastview LLC and the Registrant, entered into as of October 25, 2012.
10.3	Fourteenth Amendment to Lease, by and between BMR-Landmark at Eastview LLC and the Registrant, entered into as of October 25, 2013.
10.4	Fifteenth Amendment to Lease, by and between BMR-Landmark at Eastview LLC and the Registrant, entered into as of June 12, 2014.
10.5	Sixteenth Amendment to Lease, by and between BMR-Landmark at Eastview LLC and the Registrant, entered into as of June 30, 2015.
10.6	First Amendment to Mt. Pleasant Lease, by and between BMR-Landmark at Eastview LLC and the Registrant, entered into as of June 30, 2015.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
101	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Document
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
_______
(a)	Incorporated by reference to Exhibit 10.1 to the Form 8-K for Regeneron Pharmaceuticals, Inc. (the "Registrant"), filed June 17, 2015.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGENERON PHARMACEUTICALS, INC.

Date:	August 4, 2015	By:	/s/ Robert E. Landry

Robert E. Landry
Senior Vice President, Finance and
Chief Financial Officer
(Duly Authorized Officer)