Form 10-Q
period 2015-09-30
REGENERON PHARMACEUTICALS INC
filed 2015-11-04
CIK 872589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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

Large accelerated filer	X		Accelerated filer
Non-accelerated filer		(Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Number of shares outstanding of each of the registrant’s classes of common stock as of October 16, 2015:

Class of Common Stock	Number of Shares
Class A Stock, $.001 par value	1,913,776
Common Stock, $.001 par value	102,151,256

REGENERON PHARMACEUTICALS, INC.
QUARTERLY REPORT ON FORM 10-Q

"ARCALYST®", "EYLEA®", "ZALTRAP®", "VelocImmune®", "VelociGene®", "VelociMouse®", "VelociMab®", and "VelociSuite®" are trademarks of Regeneron Pharmaceuticals, Inc. Trademarks and trade names of other companies appearing in this report are, to the knowledge of Regeneron Pharmaceuticals, Inc., the property of their respective owners.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except share data)

	September 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$654,587	$648,719
Marketable securities	241,055	251,761
Accounts receivable - trade, net	1,088,207	739,379
Accounts receivable from Sanofi	199,117	111,510
Accounts receivable from Bayer HealthCare	151,991	125,483
Inventories	190,668	128,861
Deferred tax assets	60,521	46,179
Prepaid expenses and other current assets	89,494	79,046
Total current assets	2,675,640	2,130,938

Marketable securities	681,326	460,154
Property, plant, and equipment, at cost, net of accumulated depreciation and amortization	1,475,123	974,309
Deferred tax assets	346,243	269,237
Other assets	4,583	3,034
Total assets	$5,182,915	$3,837,672

LIABILITIES and STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$577,428	$483,489
Deferred revenue from Sanofi, current portion	100,908	15,927
Deferred revenue - other, current portion	54,148	58,098
Other current liabilities	2,506	97,146
Total current liabilities	734,990	654,660

Deferred revenue from Sanofi	599,339	62,819
Deferred revenue - other	78,942	72,430
Facility lease obligations	364,144	310,938
Convertible senior notes	30,723	146,773
Other long-term liabilities	77,910	39,801
Total liabilities	1,886,048	1,287,421

Stockholders' equity:
Preferred stock, $.01 par value; 30,000,000 shares authorized; issued and outstanding - none	—	—
Class A Stock, convertible, $.001 par value; 40,000,000 shares authorized; shares issued and outstanding - 1,914,776 in 2015 and 1,973,368 in 2014	2	2
Common Stock, $.001 par value; 320,000,000 shares authorized; shares issued - 105,572,737 in 2015 and 102,475,154 in 2014	106	102
Additional paid-in capital	2,880,109	2,450,782
Retained earnings	697,706	216,644
Accumulated other comprehensive income	7,721	52,251
Treasury stock, at cost; 3,437,000 shares in 2015 and 2,017,732 in 2014	(288,777)	(169,530)
Total stockholders' equity	3,296,867	2,550,251
Total liabilities and stockholders' equity	$5,182,915	$3,837,672

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Statements of Operations
Revenues:
Net product sales	$737,562	$448,844	$1,939,954	$1,229,244
Sanofi collaboration revenue	224,735	132,925	593,201	406,028
Bayer HealthCare collaboration revenue	157,596	135,853	415,679	358,460
Technology licensing and other revenue	17,529	8,166	56,817	23,496
	1,137,422	725,788	3,005,651	2,017,228

Expenses:
Research and development	425,924	337,728	1,159,367	919,608
Selling, general, and administrative	209,993	144,003	543,572	343,960
Cost of goods sold	67,199	33,655	170,624	91,073
Cost of collaboration and contract manufacturing	41,884	21,938	111,254	54,471
	745,000	537,324	1,984,817	1,409,112

Income from operations	392,422	188,464	1,020,834	608,116

Other income (expense):
Investment and other income	2,603	2,591	4,533	5,205
Interest expense	(1,715)	(9,232)	(10,632)	(31,022)
Loss on extinguishment of debt	(21)	—	(16,927)	(10,787)
	867	(6,641)	(23,026)	(36,604)

Income before income taxes	393,289	181,823	997,808	571,512

Income tax expense	(182,891)	(98,448)	(516,746)	(323,481)

Net income	$210,398	$83,375	$481,062	$248,031

Net income per share - basic	$2.04	$0.83	$4.68	$2.47
Net income per share - diluted	$1.82	$0.73	$4.18	$2.19

Weighted average shares outstanding - basic	103,348	100,796	102,825	100,325
Weighted average shares outstanding - diluted	115,944	117,423	115,144	113,203

Statements of Comprehensive Income
Net income	$210,398	$83,375	$481,062	$248,031
Other comprehensive (loss) income:
Unrealized (loss) gain on marketable securities, net of tax	(11,432)	22,632	(44,530)	28,083
Comprehensive income	$198,966	$106,007	$436,532	$276,114

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$481,062	$248,031
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,999	38,551
Non-cash compensation expense	300,657	208,732
Loss on extinguishment of debt	16,927	10,787
Other non-cash charges and expenses, net	33,197	28,473
Deferred taxes	(65,975)	(34,161)
Changes in assets and liabilities:
(Increase) decrease in Sanofi, Bayer HealthCare, and trade accounts receivable	(462,943)	53,642
Increase in inventories	(81,459)	(50,917)
Increase in prepaid expenses and other assets	(13,223)	(28,850)
Increase in deferred revenue	624,063	3,466
Increase in accounts payable, accrued expenses, and other liabilities	164,652	76,506
Total adjustments	567,895	306,229
Net cash provided by operating activities	1,048,957	554,260

Cash flows from investing activities:
Purchases of marketable securities	(550,142)	(478,436)
Sales or maturities of marketable securities	265,995	216,478
Capital expenditures	(500,154)	(215,464)
Net cash used in investing activities	(784,301)	(477,422)

Cash flows from financing activities:
Proceeds (payments) in connection with facility and capital lease obligations	26,405	(810)
Repayments of convertible senior notes	(146,007)	(61,125)
Payments in connection with reduction of outstanding warrants	(523,487)	(143,041)
Proceeds from issuance of Common Stock	150,423	80,804
Payments in connection with Common Stock tendered for employee tax obligations	(71,673)	(175,866)
Excess tax benefit from stock-based compensation	305,551	334,146
Net cash (used in) provided by financing activities	(258,788)	34,108

Net increase in cash and cash equivalents	5,868	110,946

Cash and cash equivalents at beginning of period	648,719	535,608

Cash and cash equivalents at end of period	$654,587	$646,554

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

1. Interim Financial Statements
The interim Condensed Consolidated Financial Statements of Regeneron Pharmaceuticals, Inc. and its subsidiaries ("Regeneron" or the "Company") have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures necessary for a presentation of the Company's financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, these financial statements reflect all normal recurring adjustments and accruals necessary for a fair statement of the Company's financial position, results of operations, and cash flows for such periods. The results of operations for any interim periods are not necessarily indicative of the results for the full year. The December 31, 2014 Condensed Consolidated Balance Sheet data were derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
The previously issued (i) Consolidated Balance Sheet as of December 31, 2014 contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2014, and (ii) Condensed Consolidated Statement of Operations and Comprehensive Income for the three and nine months ended September 30, 2014 and Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2014 contained in the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, have each been revised in this Quarterly Report on Form 10-Q to reflect a correction in the Company's accounting for certain stock option awards. See Note 4.
In addition, the previously issued Consolidated Balance Sheet as of December 31, 2014 in this Quarterly Report on Form 10-Q was previously revised to reflect a correction related to the accounting for costs incurred in connection with commercial bulk drug product manufactured by the Company, but not billed, under the Company's collaboration agreements with Sanofi and Bayer HealthCare, and the related tax impacts. The correcting adjustments resulted in a reduction to both accounts receivable and deferred revenue by $41.0 million, and reduced both income tax assets, net and additional paid-in capital by $14.2 million. The previously issued Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2014 was also revised in this Quarterly Report on Form 10-Q to reflect a $9.4 million increase in cash flows from operating activities and a corresponding reduction in cash flows from financing activities related to the tax impact of these adjustments. These adjustments had no impact on the Company's previously issued Consolidated Statements of Operations and Comprehensive Income in any reporting period. The Company determined that the error is not material to any previously-issued financial statements.
Certain reclassifications have been made to prior period amounts to conform with the current period’s presentation.
2. Product Sales
EYLEA® net product sales in the United States totaled $734.4 million and $445.0 million for the three months ended September 30, 2015 and 2014, respectively, and $1,930.0 million and $1,218.8 million for the nine months ended September 30, 2015 and 2014, respectively. In addition, ARCALYST® net product sales totaled $3.2 million and $3.8 million for the three months ended September 30, 2015 and 2014, respectively, and $9.9 million and $10.4 million for the nine months ended September 30, 2015 and 2014, respectively.
The Company recorded 65% and 72% for the three months ended September 30, 2015 and 2014, respectively, and 67% and 75% for the nine months ended September 30, 2015 and 2014, respectively, of its total gross product revenue from sales to Besse Medical, a subsidiary of AmerisourceBergen Corporation.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

Revenue from product sales is recorded net of applicable provisions for rebates and chargebacks under governmental programs, distribution-related fees, and other sales-related deductions. The following table summarizes the provisions, and credits/payments, for these sales-related deductions during the nine months ended September 30, 2015 and 2014.

	Rebates & Chargebacks	Distribution- Related Fees	Other Sales- Related Deductions	Total
Balance as of December 31, 2014	$3,083	$21,166	$532	$24,781
Provision related to current period sales	41,290	88,049	6,024	135,363
Credits/payments	(38,011)	(71,007)	(6,052)	(115,070)
Balance as of September 30, 2015	$6,362	$38,208	$504	$45,074

Balance as of December 31, 2013	$4,400	$19,663	$538	$24,601
Provision related to current period sales	23,265	53,689	1,202	78,156
Credits/payments	(23,873)	(54,878)	(1,211)	(79,962)
Balance as of September 30, 2014	$3,792	$18,474	$529	$22,795
Under the provisions of the Patient Protection and Affordable Care Act ("PPACA") and the Health Care and Education Reconciliation Act of 2010, a non-tax deductible annual fee (the "Branded Prescription Drug Fee") is imposed on pharmaceutical manufacturers that sell branded prescription drugs to specified government programs. In July 2014, the Internal Revenue Service ("IRS") issued final regulations that provide guidance on the Branded Prescription Drug Fee. The final regulations differ in some respects from the temporary regulations previously issued by the IRS in 2011, including that a company is liable for the fee based on its branded prescription drug sales in the current year, instead of the liability only being applicable upon the first qualifying branded prescription drug sale of the following fee year under the temporary regulations. As a result of the issuance of these final IRS regulations, the Company began recording an estimate of the fee in the same period in which its qualifying branded prescription drug sales occur. Therefore, in the third quarter of 2014, an incremental charge was recorded to (i) recognize a liability for the estimated fee payable based on 2014 sales through the first nine months of 2014, and (ii) expense the remaining prepaid asset recorded under the previous accounting for the estimated fee payable based on 2013 sales. The impact of the incremental charge in the third quarter of 2014 was $40.6 million, which was included in selling, general, and administrative expenses.
3. Collaboration Agreements
a. Sanofi
Sanofi collaboration revenue, as detailed below, consisted primarily of reimbursement for research and development and commercialization expenses that the Company incurred, partly offset by sharing of losses in connection with commercialization of antibodies, under the companies' Discovery and Preclinical Development Agreement ("Antibody Discovery Agreement") and License and Collaboration Agreement (each as amended), collectively referred to as the "Antibody Collaboration". In addition, in July 2015, the Company and Sanofi entered into a collaboration to discover, develop, and commercialize antibody-based cancer treatments in the field of immuno-oncology (the "IO Collaboration").

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

	Three Months Ended September 30,
Sanofi Collaboration Revenue	2015	2014
Antibody:
Reimbursement of Regeneron research and development expenses	$205,114	$140,497
Reimbursement of Regeneron commercialization-related expenses	53,341	1,688
Regeneron's share of losses in connection with commercialization of antibodies	(74,865)	(12,830)
Other	2,561	2,561
Total Antibody	186,151	131,916
Immuno-oncology:
Reimbursement of Regeneron research and development expenses	18,584	—
Other	20,000	—
Total Immuno-oncology	38,584	—
ZALTRAP®:
Regeneron's share of losses in connection with commercialization of ZALTRAP	—	(1,008)
Reimbursement of Regeneron research and development expenses	—	1,261
Other	—	756
Total ZALTRAP	—	1,009
	$224,735	$132,925

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

	Nine Months Ended September 30,
Sanofi Collaboration Revenue	2015	2014
Antibody:
Reimbursement of Regeneron research and development expenses	$585,450	$405,212
Reimbursement of Regeneron commercialization-related expenses	89,145	7,062
Regeneron's share of losses in connection with commercialization of antibodies	(143,583)	(17,125)
Other	7,683	7,683
Total Antibody	538,695	402,832
Immuno-oncology:
Reimbursement of Regeneron research and development expenses	18,584	—
Other	20,000	—
Total Immuno-oncology	38,584	—
ZALTRAP:
Regeneron's share of losses in connection with commercialization of ZALTRAP	—	(4,912)
Reimbursement of Regeneron research and development expenses	686	3,691
Other	15,236	4,417
Total ZALTRAP	15,922	3,196
	$593,201	$406,028
Antibodies
Under the Company's November 2007 Antibody Collaboration with Sanofi, as amended, agreed upon worldwide research and development expenses incurred by both companies during the term of the agreement are funded by Sanofi, except that following receipt of the first positive Phase 3 trial results for a co-developed drug candidate, subsequent Phase 3 trial-related costs for that drug candidate ("Shared Phase 3 Trial Costs") are shared 80% by Sanofi and 20% by Regeneron. During the three months ended September 30, 2015 and 2014, the Company recognized as additional research and development expense $25.1 million and $28.4 million, respectively, and during the nine months ended September 30, 2015 and 2014, the Company recognized as additional research and development expense $72.6 million and $81.3 million, respectively, of antibody development expenses that the Company was obligated to reimburse to Sanofi related to Praluent® and sarilumab. In July 2014, in connection with the Company’s Antibody Collaboration with Sanofi, the Company purchased a U.S. Food and Drug Administration ("FDA") priority review voucher from a third party for $67.5 million. The Company and Sanofi equally shared the priority review voucher's purchase price, and the Company's share of the cost, or $33.8 million, was recorded as a research and development expense during the third quarter of 2014. The Company subsequently transferred the voucher to Sanofi, which used the priority review voucher in connection with the Biologics License Application submission to the FDA for Praluent.
Effective in the second and fourth quarters of 2014, the Company and Sanofi began sharing pre-launch commercialization expenses related to Praluent and sarilumab, respectively, in accordance with the companies’ License and Collaboration Agreement. In July 2015, the FDA approved Praluent for the treatment of adults with heterozygous familial hypercholesterolemia or clinical atherosclerotic cardiovascular disease, who require additional lowering of low-density lipoprotein ("LDL") cholesterol. In the third quarter of 2015, the Company also recorded its share of the Antibody Collaboration's losses in connection with commercialization of Praluent within Sanofi collaboration revenue.
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
In July 2015, in connection with the Company’s new immuno-oncology collaboration with Sanofi, as described below, the Company’s Antibody Discovery Agreement and License and Collaboration Agreement with Sanofi were each amended. In connection with these amendments, Sanofi's funding of the Company’s antibody discovery activities under the existing Antibody Collaboration have been reduced from up to $160.0 million to up to $145.0 million in 2015, and from up to $160.0 million to up to $130.0 million in both 2016 and 2017, or an aggregate reduction of $75.0 million over this three-year period. In addition, the Company's discovery activities to identify and validate potential drug discovery targets in the field of immuno-oncology and develop fully human monoclonal antibodies against these targets will be funded by Sanofi under the terms of the companies’ new immuno-oncology collaboration.
Immuno-Oncology
The IO Collaboration is governed by an Immuno-oncology Discovery and Development Agreement ("IO Discovery Agreement"), and an Immuno-oncology License and Collaboration Agreement ("IO License and Collaboration Agreement"). In connection with the IO Discovery Agreement, Sanofi made a $265.0 million non-refundable upfront payment to the Company. Pursuant to the IO Discovery Agreement, the Company will spend up to $1,090.0 million ("IO Discovery Budget") to identify and validate potential immuno-oncology targets and develop therapeutic antibodies against such targets through clinical proof-of-concept. Sanofi will reimburse the Company for up to $825.0 million ("IO Discovery Funding") of these costs, subject to certain annual limits, which consists of (i) $750.0 million in new funding and (ii) $75.0 million of funding that would have otherwise been available to Regeneron under the existing Antibody Discovery Agreement, as described above. The term of the IO Discovery Agreement will continue through the later of five years from the effective date of the IO Collaboration or the date the IO Discovery Budget is exhausted, subject to Sanofi’s option to extend it for up to an additional three years for the continued development (and funding) of selected ongoing programs. Pursuant to the IO Discovery Agreement, the Company will be primarily responsible for the design and conduct of all research activities, including target identification and validation, antibody development, preclinical activities, toxicology studies, manufacture of preclinical and clinical supplies, filing of Investigational New Drug ("IND") Applications, and clinical development through proof-of-concept. The Company will reimburse Sanofi for half of the development costs they funded that are attributable to clinical development of antibody product candidates under the IO Discovery Agreement from Regeneron's share of future profits, if any, from commercialized products to the extent they are sufficient for this purpose. However, the Company is not required to apply more than 10% of its share of the profits from IO Collaboration products in any calendar quarter towards reimbursing Sanofi for these development costs. With regard to product candidates for which proof-of-concept is established, Sanofi will have the option to license rights to the product candidate pursuant to the IO License and Collaboration Agreement (as further described below). If Sanofi does not exercise its option to license rights to a product candidate, the Company will retain the exclusive right to develop and commercialize such product candidate and Sanofi will be entitled to receive a royalty on sales.
In connection with the IO License and Collaboration Agreement, Sanofi made a $375.0 million non-refundable upfront payment to the Company. If Sanofi exercises its option to license rights to a product candidate thereunder, it will co-develop the drug candidate with the Company through product approval. Principal control of development of each product candidate that enters development under the IO License and Collaboration Agreement will alternate between the Company and Sanofi on a candidate-by-candidate basis. Sanofi will fund drug candidate development costs up front for the candidates for which it is the principal controlling party and the Company will reimburse half of the total development costs for all such candidates from its share of future profits to the extent they are sufficient for this purpose, subject to the same 10% reimbursement limitation described above. In addition, Sanofi and the Company will share equally, on an ongoing basis, the development costs for the drug candidates for which the Company is the principal controlling party. The party having principal control over the development of a product candidate will also lead the commercialization activities for such product candidate in the United States. For all products commercialized under the IO License and Collaboration Agreement, Sanofi will lead commercialization activities outside of the United States. Each party will have the right to co-promote licensed products in countries where it is not the lead commercialization party. The parties will share equally in any profits from worldwide sales of collaboration products. Regeneron is obligated to use commercially reasonable efforts to supply clinical requirements of each drug candidate under the IO License and Collaboration Agreement until commercial supplies of that IO drug candidate are being manufactured.
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
At the inception of the IO Collaboration, the Company's significant deliverables consisted of (i) license to certain rights and intellectual property, (ii) providing research and development services, and (iii) manufacturing clinical supplies. The Company concluded that the license did not have standalone value, primarily due to the fact that such rights were not sold separately by the Company, nor could Sanofi receive any benefit from the license without the fulfillment of other ongoing obligations by the Company, including the clinical supply arrangement. Therefore, the deliverables were considered a single unit of accounting. Consequently, the $640.0 million in aggregate upfront payments was initially recorded as deferred revenue, and will be recognized ratably as revenue over the related performance period.
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
As a result of entering into the Amended ZALTRAP Agreement, in the first quarter of 2015, the Company recognized $14.9 million of collaboration revenue, which was previously recorded as deferred revenue under the ZALTRAP Collaboration Agreement, related to (i) amounts that were previously reimbursed by Sanofi for manufacturing commercial supplies of ZALTRAP since the risk of inventory loss no longer existed, and (ii) the unamortized portion of up-front payments from Sanofi as the Company had no further performance obligations. In addition, during the three and nine months ended September 30, 2015, the Company recorded $9.0 million and $32.0 million, respectively, in technology licensing and other revenue, primarily related to (i) revenues earned from Sanofi based on a percentage of net sales of ZALTRAP and (ii) revenues earned from Sanofi for manufacturing ZALTRAP commercial supplies.

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
The collaboration revenue the Company earned from Bayer HealthCare is detailed below:

	Three Months Ended September 30,
Bayer HealthCare Collaboration Revenue	2015	2014
EYLEA:
Regeneron's net profit in connection with commercialization of EYLEA outside the United States	$130,510	$85,351
Sales milestones	—	30,000
Cost-sharing of Regeneron EYLEA development expenses	1,827	4,394
Other	21,155	12,745
Total EYLEA	153,492	132,490
PDGFR-beta antibody:
Cost-sharing of REGN2176-3 development expenses	1,508	518
Other	2,596	2,845
Total PDGFR-beta	4,104	3,363
	$157,596	$135,853

	Nine Months Ended September 30,
Bayer HealthCare Collaboration Revenue	2015	2014
EYLEA:
Regeneron's net profit in connection with commercialization of EYLEA outside the United States	$326,567	$213,291
Sales milestones	15,000	75,000
Cost-sharing of Regeneron EYLEA development expenses	6,948	26,235
Other	50,685	34,490
Total EYLEA	399,200	349,016
PDGFR-beta antibody:
Cost-sharing of REGN2176-3 development expenses	8,688	1,657
Other	7,791	7,787
Total PDGFR-beta	16,479	9,444
	$415,679	$358,460

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

EYLEA outside the United States
In the first quarter of 2015, the Company earned a $15.0 million sales milestone from Bayer HealthCare upon total aggregate net sales of specific commercial supplies of EYLEA outside the United States exceeding $200 million over a twelve-month period. During the nine months ended September 30, 2014, the Company earned five $15.0 million sales milestones (two of which were recorded in the third quarter of 2014) from Bayer HealthCare upon total aggregate net sales of EYLEA outside the United States exceeding $500 million, $600 million, $700 million, $800 million, and $900 million, respectively, over a twelve-month period.
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
c. Mitsubishi Tanabe Pharma
In September 2015, the Company and Mitsubishi Tanabe Pharma Corporation ("MTPC") entered into a collaboration agreement (the "MTPC Collaboration Agreement") providing MTPC with development and commercial rights to fasinumab, the Company's nerve growth factor antibody in late-stage clinical development, in Japan, South Korea, Taiwan, Indonesia, Thailand, the Philippines, Malaysia, Singapore, Vietnam, Myanmar, and Sri Lanka (the "MTPC Territories"). In connection with the MTPC Collaboration Agreement, MTPC made a $10.0 million non-refundable upfront payment, and the Company is entitled to receive up to an aggregate of $65.0 million in development milestones achieved by the Company and $150.0 million in other contingent payments, primarily related to development milestones achieved by MTPC.
Under the MTPC Collaboration Agreement, the Company is obligated to manufacture and supply MTPC with clinical and commercial supplies of fasinumab. If fasinumab is commercialized in the MTPC Territories, the Company will supply the product to MTPC at a tiered purchase price, which ranges from 30% to 50% of net sales of the product (subject to adjustment in certain circumstances), and is eligible for additional payments up to an aggregate of $100.0 million upon the achievement of specified annual net sales amounts starting at $200 million. Unless terminated earlier in accordance with its provisions, the MTPC Collaboration Agreement will continue to be in effect until such time as MTPC has ceased developing or commercializing fasinumab in the MTPC Territories.
At the inception of the MTPC Collaboration Agreement, the Company's significant deliverables consisted of (i) exclusive rights to develop and commercialize fasinumab in the MTPC Territories, and (ii) manufacturing clinical and commercial supplies. The Company concluded that the license did not have standalone value, as such right was not sold separately by the Company, nor could MTPC receive any benefit from the license without the manufacturing services to be rendered by the Company. Therefore, the deliverables were considered a single unit of accounting. Consequently, the $10.0 million upfront payment was initially recorded as deferred revenue, and will be recognized ratably as revenue over the related performance period.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

4. Stock-based Compensation
The Company recognizes stock-based compensation expense for grants of stock option awards and restricted stock under the Company's applicable Long-Term Incentive Plan based on the grant-date fair value of those awards. The Company recognized stock-based compensation expense of $102.6 million and $68.1 million for the three months ended September 30, 2015 and 2014, respectively, and $300.7 million and $208.7 million for the nine months ended September 30, 2015 and 2014, respectively.
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
The table below presents the impact of these revisions, including the related tax effect, on the Company's previously-filed financial statements.

	December 31, 2014
	As Previously Reported	Adjustments	As Revised
Balance Sheet Data:
Deferred tax assets (noncurrent)	$266,869	$22,152	$289,021
Total assets	3,871,827	22,152	3,893,979
Additional paid-in capital	2,404,118	60,890	2,465,008
Retained earnings	255,382	(38,738)	216,644
Total stockholders' equity	2,542,325	22,152	2,564,477
Total liabilities and stockholders' equity	3,871,827	22,152	3,893,979

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Consolidated Statement of Operations Data:
Selling, general, and administrative	$149,748	$(5,745)	$144,003	$361,012	$(17,052)	$343,960
Total operating expenses	543,069	(5,745)	537,324	1,426,164	(17,052)	1,409,112
Income from operations	182,719	5,745	188,464	591,064	17,052	608,116
Income before income taxes	176,078	5,745	181,823	554,460	17,052	571,512
Income tax expense	96,358	2,090	98,448	316,562	6,919	323,481
Net income	79,720	3,655	83,375	237,898	10,133	248,031
Net income per share - basic	$0.79	$0.04	$0.83	$2.37	$0.10	$2.47
Net income per share - diluted	$0.70	$0.03	$0.73	$2.10	$0.09	$2.19

	Nine Months Ended September 30, 2014
	As Previously Reported	Adjustments	As Revised
Consolidated Statement of Cash Flows Data:
Cash flows from operating activities
Net income	$237,898	$10,133	$248,031
Non-cash compensation expense	225,784	(17,052)	208,732
Deferred taxes	(50,466)	6,919	(43,547)
The table below presents the impact of these revisions, including the related tax effects, on previously filed year-end Consolidated Statements of Operations for the three months and year ended December 31, 2014.

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

	Three Months Ended September 30,
	2015	2014
Net income - basic	$210,398	$83,375
Effective of dilutive securities:
Convertible senior notes - interest expense related to contractual coupon interest rate and amortization of discount and note issuance costs	145	2,803
Net income - diluted	$210,543	$86,178

(Shares in thousands)
Weighted average shares - basic	103,348	100,796
Effect of dilutive securities:
Stock options	9,632	9,377
Restricted stock	481	430
Convertible senior notes	308	4,033
Warrants	2,175	2,787
Dilutive potential shares	12,596	16,627
Weighted average shares - diluted	115,944	117,423

Net income per share - basic	$2.04	$0.83
Net income per share - diluted	$1.82	$0.73

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

	Nine Months Ended September 30,
	2015	2014
Net income - basic and diluted	$481,062	$248,031

(Shares in thousands)
Weighted average shares - basic	102,825	100,325
Effect of dilutive securities:
Stock options	9,449	9,515
Restricted stock	475	413
Warrants	2,395	2,950
Dilutive potential shares	12,319	12,878
Weighted average shares - diluted	115,144	113,203

Net income per share - basic	$4.68	$2.47
Net income per share - diluted	$4.18	$2.19
Shares which have been excluded from diluted per share amounts because their effect would have been antidilutive include the following:

	Three Months Ended September 30,
(Shares in thousands)	2015	2014
Stock options	594	1,277

	Nine Months Ended September 30,
(Shares in thousands)	2015	2014
Stock options	3,388	3,741
Convertible senior notes	1,253	4,483

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

6. Marketable Securities
Marketable securities as of September 30, 2015 and December 31, 2014 consist of both debt securities issued by investment grade institutions as well as equity securities. The Company also held restricted marketable securities as of December 31, 2014, consisting of the Company's investment in Avalanche Biotechnologies, Inc. common shares, which were subject to customary transfer restrictions until January 2015 under a lock-up agreement with the underwriters of Avalanche's initial public offering.
The following tables summarize the Company's investments in marketable securities:

	Amortized	Unrealized		Fair
As of September 30, 2015	Cost Basis	Gains	Losses	Value
Unrestricted
Corporate bonds	$812,137	$805	$(988)	$811,954
U.S. government and government agency obligations	54,963	155	(3)	55,115
Municipal bonds	27,741	27	(3)	27,765
Equity securities	17,005	10,635	(93)	27,547
	$911,846	$11,622	$(1,087)	$922,381

As of December 31, 2014
Unrestricted
Corporate bonds	$548,832	$136	$(1,462)	$547,506
U.S. government and government agency obligations	28,596	3	(46)	28,553
Municipal bonds	37,044	37	(43)	37,038
Equity securities	2,005	5,374	—	7,379
	616,477	5,550	(1,551)	620,476
Restricted
Equity securities	15,000	76,439	—	91,439
	$631,477	$81,989	$(1,551)	$711,915

The Company classifies its debt security investments based on their contractual maturity dates. The debt securities listed as of September 30, 2015 mature at various dates through August 2020. The fair values of debt security investments by contractual maturity consist of the following:

	September 30, 2015	December 31, 2014
Maturities within one year	$241,055	$251,761
Maturities after one year through five years	653,779	360,208
Maturities after five years through ten years	—	1,128
	$894,834	$613,097

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

	Less than 12 Months		12 Months or Greater		Total
As of September 30, 2015	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$373,513	$(960)	$27,779	$(28)	$401,292	$(988)
U.S. government and government agency obligations	2,809	(2)	2,504	(1)	5,313	(3)
Municipal bonds	4,658	(3)	—	—	4,658	(3)
Equity securities	14,907	(93)	—	—	14,907	(93)
	$395,887	$(1,058)	$30,283	$(29)	$426,170	$(1,087)

As of December 31, 2014
Corporate bonds	$390,613	$(1,462)	—	—	$390,613	$(1,462)
U.S. government and government agency obligations	25,549	(46)	—	—	25,549	(46)
Municipal bonds	10,779	(43)	—	—	10,779	(43)
	$426,941	$(1,551)	—	—	$426,941	$(1,551)
For the three and nine months ended September 30, 2015 and 2014, total realized gains and losses on sales of marketable securities were not material.
Changes in the Company's accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2015 and 2014 related to unrealized gains and losses on available-for-sale marketable securities. For the three and nine months ended September 30, 2015 and 2014, amounts reclassified from accumulated other comprehensive income (loss) into investment income in the Company's Statements of Operations were related to realized gains and losses on sales of marketable securities.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

7. Fair Value Measurements
The Company’s assets that are measured at fair value on a recurring basis consist of the following:

		Fair Value Measurements at Reporting Date Using
As of September 30, 2015	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Available-for-sale marketable securities:
Unrestricted
Corporate bonds	$811,954	—	$811,954
U.S. government and government agency obligations	55,115	—	55,115
Municipal bonds	27,765	—	27,765
Equity securities	27,547	$27,547	—
	$922,381	$27,547	$894,834

As of December 31, 2014
Available-for-sale marketable securities:
Unrestricted
Corporate bonds	$547,506	—	$547,506
U.S. government and government agency obligations	28,553	—	28,553
Municipal bonds	37,038	—	37,038
Equity securities	7,379	$7,379	—
	620,476	7,379	613,097
Restricted
Equity securities	91,439	—	91,439
	$711,915	$7,379	$704,536
Marketable securities included in Level 2 are valued using quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, or model-based valuations in which significant inputs used are observable. The Company considers market liquidity in determining the fair value for these securities. The Company did not record any charges for other-than-temporary impairment of its Level 2 marketable securities during the three and nine months ended September 30, 2015 and 2014.
There were no purchases, sales, or maturities of Level 3 marketable securities and no unrealized gains or losses related to Level 3 marketable securities for the three and nine months ended September 30, 2015 and 2014. During the nine months ended September 30, 2015, transfers of marketable securities from Level 2 to Level 1 were $91.4 million in connection with the lapse of the transfer restrictions on the Company's investment in Avalanche common shares in January 2015. The Company's policy for recognition of transfers between levels of the fair value hierarchy is to recognize any transfer at the beginning of the fiscal quarter in which the determination to transfer was made. There were no other transfers of marketable securities between Levels 1, 2, or 3 classifications during the three and nine months ended September 30, 2015, and there were no transfers of marketable securities between Levels 1, 2, or 3 classifications during the three and nine months ended September 30, 2014.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

As of September 30, 2015 and December 31, 2014, the Company had $33.1 million and $169.4 million, respectively, in aggregate principal amount of 1.875% convertible senior notes (the "Notes") that will mature on October 1, 2016 unless earlier converted or repurchased. As described in Note 10, an additional portion of the Notes was surrendered for conversion during the first nine months of 2015. The fair value of the outstanding Notes was estimated to be $175.2 million and $819.8 million as of September 30, 2015 and December 31, 2014, respectively, and was determined based on Level 2 inputs, such as market and observable sources.
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
8. Inventories
Inventories consist of the following:

	September 30,	December 31,
	2015	2014
Raw materials	$34,983	$10,923
Work-in-process	110,616	73,519
Finished goods	12,513	10,768
Deferred costs	32,556	33,651
	$190,668	$128,861
Deferred costs represent the costs of product manufactured and shipped to the Company's collaborators for which recognition of revenue has been deferred. For the three months ended September 30, 2015 and 2014, cost of goods sold included inventory write-downs and reserves totaling $1.8 million and $1.6 million, respectively. For the nine months ended September 30, 2015 and 2014, cost of goods sold included inventory write-downs and reserves totaling $9.9 million and $3.5 million, respectively.
9. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

	September 30,	December 31,
	2015	2014
Accounts payable	$106,917	$99,508
Accrued payroll and related costs	120,933	92,778
Accrued clinical trial expense	62,569	41,555
Accrued sales-related charges, deductions, and royalties	160,941	133,085
Other accrued expenses and liabilities	126,068	116,563
	$577,428	$483,489

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

10. Debt
a. Convertible Debt
In the first nine months of 2015, the Company settled conversion obligations for $146.0 million principal amount of the Company's Notes that was previously surrendered for conversion. In accordance with the terms of the Notes, the Company elected to settle these conversion obligations through a combination of cash, in an amount equal to the principal amount of the converted Notes, and shares of the Company's Common Stock in respect of any amounts due in excess thereof. Consequently, in the first nine months of 2015, the Company paid $146.0 million in cash and issued 1,419,287 shares of Common Stock. In addition, in the first nine months of 2015, the Company allocated $705.9 million of the settlement consideration provided to the Note holders to the reacquisition of the equity component of the Notes, and recognized such amount as a reduction of stockholders' equity, and recognized a $16.9 million loss on the debt extinguishment. As of September 30, 2015, an aggregate principal amount of $33.1 million of the original $400.0 million aggregate principal amount of Notes remained outstanding.
In connection with the initial offering of the Notes in October 2011, the Company entered into convertible note hedge and warrant transactions with multiple counterparties, which were recorded to additional paid-in capital. As a result of the Note conversions described above, in the first nine months of 2015, the Company also exercised a proportionate amount of its convertible note hedges, for which the Company received 1,419,268 shares of Common Stock, which was approximately equal to the number of shares the Company was required to issue to settle the non-cash portion of the related Note conversions. The Company recorded the cost of the shares received, or $119.2 million, as Treasury Stock during the first nine months of 2015.
In addition to the Note conversions described above, the Company received notifications in the third and fourth quarters of 2015 that an additional $20.5 million aggregate principal amount of the Notes were surrendered for conversion, and settlement is anticipated during the fourth quarter of 2015. The Company has elected to settle the related conversion obligations through a combination of cash and shares (total payment will be based on the average of the volume-weighted-average prices of the Common Stock during the 40 trading-day cash settlement averaging period specified in the indenture governing the Notes). In connection with these Note conversions, the Company exercised a proportionate amount of its convertible note hedges, for which the Company expects to receive shares of Common Stock equivalent to the number of shares the Company will be required to issue to settle the non-cash portion of the related Note conversions.
In the first nine months of 2014, the Company settled conversion obligations for $61.1 million principal amount of the Notes surrendered for conversion. Upon settlement of the Notes, which occurred during the second quarter of 2014, the Company paid $61.1 million in cash and issued 521,876 shares of Common Stock. In addition, during the second quarter of 2014, the Company allocated $156.7 million of the settlement consideration provided to the Note holders to the reacquisition of the equity component of the Notes, and recognized such amount as a reduction of stockholders' equity, and recognized a $10.8 million loss on the debt extinguishment. In connection with the Note conversions in the first nine months of 2014, the Company also exercised a proportionate amount of its convertible note hedges, for which the Company received 521,876 shares of Common Stock, which was equivalent to the number of shares the Company was required to issue to settle the non-cash portion of the related Note conversions. The Company recorded the cost of the shares received, or $43.8 million, as Treasury Stock during the first nine months of 2014.
In November 2014, the Company entered into an amendment agreement with a warrant holder whereby the parties agreed to reduce a portion of the number of warrants held by the warrant holder by up to a maximum of 493,229. The reduction in the number of warrants was determined based on the number of warrants with respect to which the warrant holder had closed out its hedge position, provided that the warrant holder did not effect any purchases at a price per share exceeding $397.75 per share, during the period starting on November 26, 2014 and ending no later than February 12, 2015. The Company was obligated to settle any payments due under the amendment agreement in February 2015. Given that the amendment agreement contained a conditional obligation that required settlement in cash, and the Company's obligation was indexed to the Company's share price, the Company reclassified the estimated fair value of the 493,229 warrants from additional paid-in capital to a liability in November 2014, with such liability subsequently measured at fair value with changes in fair value recognized in earnings. As a result of the warrant holder closing out a portion of its hedge position prior to December 31, 2014, the Company recorded a $59.8 million accrued liability as of December 31, 2014 in connection with the warrant holder reducing the number of warrants it held. During the first quarter of 2015, the warrant holder closed out additional portions of its hedge position, and, as a result, in February 2015 the Company paid a total of $124.0 million to reduce the number of warrants held by such warrant holder by 416,480. Upon expiration of the November 2014 amended agreement, in the first quarter of 2015, the remaining warrants were re-measured at fair value, and $23.3 million was reclassified back to additional paid-in capital, consistent with the original classification of the warrants

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

under the 2011 issuance. Total losses related to changes in fair value of the warrants during the first quarter of 2015 were not material.
In addition to the warrant transaction described above, during the first nine months of 2015, the Company entered into agreements to reduce the number of warrants held by warrant holders. Pursuant to the agreements, the Company paid an aggregate amount of $399.5 million to the warrant holders during 2015 to reduce the number of shares of Common Stock issuable upon exercise of the warrant by 898,547 in the aggregate. As of September 30, 2015, an aggregate of 2,225,068 warrants (subject to adjustment from time to time as provided in the applicable warrant agreements) remained outstanding.
During the first nine months of 2014, the Company also entered into agreements to reduce the number of warrants held by warrant holders. Pursuant to the agreements, the Company paid an aggregate amount of $143.0 million to the warrant holders during 2014 to reduce the maximum number of shares of Common Stock issuable upon exercise of the warrants by 727,516 in the aggregate.
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
Any loans under the Credit Facility have a variable interest rate based on either the London Interbank Offered Rate ("LIBOR") or an alternate base rate, plus an applicable margin that varies with the Company's debt rating and total leverage ratio. The Company had no borrowings outstanding under the Credit Facility as of September 30, 2015.
The Credit Agreement contains financial and operating covenants. Financial covenants include a maximum total leverage ratio and a minimum interest expense coverage ratio. The Company was in compliance with all covenants of the Credit Facility as of September 30, 2015.
11. Income Taxes
The Company is subject to U.S. federal, state, and foreign income taxes. The Company recorded an income tax provision in its Statement of Operations of $182.9 million and $98.4 million for the three months ended September 30, 2015 and 2014, respectively, and $516.7 million and $323.5 million for the nine months ended September 30, 2015 and 2014, respectively. The Company's effective tax rate was 46.5% and 54.1% for the three months ended September 30, 2015 and 2014, respectively, and 51.8% and 56.6% for the nine months ended September 30, 2015 and 2014, respectively. The Company's effective tax rate for the three and nine months ended September 30, 2015 was negatively impacted, compared to the U.S. federal statutory rate, by (i) losses incurred in foreign jurisdictions with rates lower than the U.S. federal statutory rate, (ii) the non-deductible Branded Prescription Drug Fee, and (iii) expiration, at the end of 2014, of the federal tax credit for increased research activities. The negative impact of these items was partly offset by the positive impact of the domestic manufacturing deduction.
The Company's effective tax rate for the three and nine months ended September 30, 2014 was negatively impacted, compared to the U.S. federal statutory rate, by losses incurred in foreign jurisdictions with rates lower than the federal statutory rate, the incremental charge related to the non-tax deductible Branded Prescription Drug Fee (see Note 2), and expiration at the end of 2013 of the federal tax credit for increased research activities. In addition, the Company's effective tax rate for the nine months ended September 30, 2014 was negatively impacted by New York State tax legislation enacted in the first quarter of 2014. This tax legislation reduced the New York State income tax rate to zero percent for "qualified manufacturers," including Regeneron, effective in 2014; however, it also resulted in the Company reducing its related deferred tax assets as a discrete item in the first quarter of 2014. As a result, this tax legislation caused a net increase in the Company's effective tax rate by 2.2% for the nine months ended September 30, 2014.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

The Company also recorded an income tax benefit in its Statement of Comprehensive Income of $6.5 million and $25.4 million for the three and nine months ended September 30, 2015, respectively, in connection with unrealized losses on available-for-sale marketable securities. The Company recorded an income tax provision in its Statement of Comprehensive Income of $13.5 million and $14.9 million for the three and nine months ended September 30, 2014, respectively, in connection with the Company's unrealized gains on available-for-sale marketable securities.
12. Statement of Cash Flows
Supplemental disclosure of non-cash investing and financing activities
Included in accounts payable and accrued expenses as of September 30, 2015 and December 31, 2014 were $84.7 million and $56.2 million, respectively, of accrued capital expenditures. Included in accounts payable and accrued expenses as of September 30, 2014 and December 31, 2013 were $38.6 million and $16.1 million, respectively, of accrued capital expenditures.
Included in accounts payable and accrued expenses as of September 30, 2015 and December 31, 2014 was $0.3 million and $7.5 million, respectively, for the Company's conversion settlement obligation related to the Company's Notes which were surrendered for conversion but not settled as of the end of the respective period. No such amounts were payable as of September 30, 2014 and December 31, 2013.
Included in accounts payable and accrued expenses as of December 31, 2014 was $59.8 million related to the Company's payment obligation for a reduction in the number of warrants based on a warrant holder closing out a portion of its hedge position. Additionally, included within other current liabilities as of December 31, 2014 was $87.5 million in connection with the estimated fair value of the remaining warrant liability. See Note 10. There were no such liabilities recorded in connection with warrants as of September 30, 2015, September 30, 2014, and December 31, 2013.
The Company recognized a facility lease obligation of $27.0 million and $92.6 million during the nine months ended September 30, 2015 and 2014, respectively, in connection with capitalizing, on the Company's books, the landlord's costs of constructing new facilities that the Company has leased.
13. Legal Matters
From time to time, the Company is a party to legal proceedings in the course of the Company's business. Costs associated with the Company's involvement in legal proceedings are expensed as incurred.
Proceedings Relating to '287 Patent and '018 Patent
The Company is a party to patent infringement litigation involving its European Patent No. 1,360,287 and, with respect to certain defendants, also European Patent No. 2,264,163 (collectively, as applicable, the "'287 Patent"), as well as its U.S. Patent No. 8,502,018 (the "'018 Patent"). Each of these patents concerns genetically altered mice capable of producing chimeric antibodies that are part human and part mouse. Chimeric antibody sequences can be used to produce high-affinity fully human monoclonal antibodies. In these proceedings (the "'287 Patent Infringement Litigation" and "'018 Patent Infringement Litigation," respectively), the Company claims infringement of several claims of the '287 Patent and the '018 Patent (as applicable), and seeks, among other types of relief, an injunction and an account of profits in connection with the defendants' infringing acts, which may include, among other things, the making, use, keeping, sale, or offer for sale of genetically engineered mice (or certain cells from which they are derived) that infringe one or more claims of the '287 Patent and the '018 Patent (as applicable). At this time, the Company is not able to predict the outcome of, or an estimate of gain, if any, related to, these proceedings.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

Proceedings Relating to Praluent (alirocumab) Injection
On October 17, 2014 and October 28, 2014, Amgen Inc. filed complaints against Regeneron, Sanofi, Aventisub LLC (subsequently removed and replaced with Sanofi-Aventis U.S. LLC), and Aventis Pharmaceuticals, Inc. in the United States District Court for the District of Delaware seeking an injunction to prohibit Regeneron and the other defendants from manufacturing, using, offering to sell, or selling within the United States (as well as importing into the United States) Praluent, which Regeneron is jointly developing with Sanofi. On November 11, 2014 and November 17, 2014 Amgen filed complaints against Regeneron, Sanofi, Sanofi-Aventis U.S. LLC, and Aventis Pharmaceuticals, Inc. in the same court seeking the same relief. Amgen asserts U.S. Patent Nos. 8,563,698, 8,829,165, and 8,859,741 in the first complaint, U.S. Patent Nos. 8,871,913 and 8,871,914 in the second complaint, U.S. Patent No. 8,883,983 in the third complaint, and U.S. Patent No. 8,889,834 in the fourth complaint. Amgen also seeks a judgment of patent infringement of the asserted patents, monetary damages (together with interest), costs and expenses of the lawsuits, and attorneys' fees. On December 15, 2014, all of the four proceedings were consolidated into a single case. On September 15, 2015, Amgen filed a motion for leave to file a supplemental and second amended complaint. The complaint alleges, among other things, willful infringement of the asserted patents, which would entitle Amgen to treble damages if the court finds willful infringement. The Company and Sanofi have opposed the motion, and the parties are awaiting the court's decision on the motion. The trial is currently set to begin on March 7, 2016, and a permanent injunction hearing (which would be held if the court finds infringement by the Company and Sanofi) is currently scheduled to begin on March 23, 2016. This matter has not yet progressed sufficiently through discovery and/or development of important factual information and legal issues to enable the Company to estimate a range of possible loss, if any.
Proceedings Relating to Patents Owned by Genentech and City of Hope
On July 27, 2015, the Company and Sanofi-Aventis U.S. LLC filed a complaint in the United States District Court for the Central District of California (Los Angeles division) seeking a declaratory judgment of invalidity, as well as non-infringement by the manufacture, use, sale, offer of sale, or importation of Praluent (alirocumab), of U.S. Patent No. 7,923,221 (the "'221 Patent") jointly owned by Genentech, Inc. ("Genentech") and City of Hope relating to the production of recombinant antibodies in host cells. On the same day, the Company and Sanofi-Aventis U.S. LLC initiated an inter partes review in the United States Patent and Trademark Office seeking a declaration of invalidity of U.S. Patent No. 6,331,415 jointly owned by Genentech and City of Hope relating to the production of recombinant antibodies in host cells. On September 17, 2015, Genentech and City of Hope answered the complaint previously filed by the Company and Sanofi and counterclaimed, alleging that the Company and Sanofi infringe the '221 Patent and seeking, among other types of relief, damages and a permanent injunction. On November 2, 2015, the court set a tentative trial date beginning on September 27, 2016. At this time, the Company is not able to predict the outcome of these proceedings.
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
The discussion below contains forward-looking statements that involve risks and uncertainties relating to future events and the future performance of Regeneron Pharmaceuticals, Inc. ("Regeneron," "Company," "we," "us," and "our"), and actual events or results may differ materially from these forward-looking statements. Words such as "anticipate," "expect," "intend," "plan," "believe," "seek," "estimate," variations of such words, and similar expressions are intended to identify such forward-looking statements, although not all forward-looking statements contain these identifying words. These statements concern, and these risks and uncertainties include, among others, the nature, timing, and possible success and therapeutic applications of our products, product candidates, and research and clinical programs now underway or planned, including without limitation sarilumab, dupilumab, fasinumab, and REGN2222; unforeseen safety issues resulting from the administration of products and product candidates in patients, including serious complications or side effects in connection with the use of our product candidates in clinical trials; the likelihood and timing of possible regulatory approval and commercial launch of our late-stage product candidates and new indications for marketed products, including without limitation Praluent® (alirocumab) Injection, sarilumab, dupilumab, fasinumab, and REGN2222; ongoing regulatory obligations and oversight impacting our marketed products (such as EYLEA® (aflibercept) Injection and Praluent), research and clinical programs, and business, including those relating to patient privacy; determinations by regulatory and administrative governmental authorities which may delay or restrict our ability to continue to develop or commercialize our products and product candidates; competing drugs and product candidates that may be superior to our products and product candidates; uncertainty of market acceptance and commercial success of our products and product candidates; our ability to manufacture and manage supply chains for multiple products and product candidates; coverage and reimbursement determinations by third-party payers, including Medicare and Medicaid; unanticipated expenses; the costs of developing, producing, and selling products; our ability to meet any of our sales or other financial projections or guidance, including without limitation capital expenditures and income tax obligations, and changes to the assumptions underlying those projections or guidance; the potential for any license or collaboration agreement, including our agreements with Sanofi and Bayer HealthCare LLC, to be cancelled or terminated without any further product success; and risks associated with intellectual property of other parties and pending or future litigation relating thereto. These statements are made based on management's current beliefs and judgment, and the reader is cautioned not to rely on any such statements. In evaluating such statements, shareholders and potential investors should specifically consider the various factors identified under Part II, Item 1A. "Risk Factors," which could cause actual events and results to differ materially from those indicated by such forward-looking statements. We do not undertake any obligation to update publicly any forward-looking statement, whether as a result of new information, future events, or otherwise.
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
Our total revenues were $1,137.4 million in the third quarter and $3,005.7 million in the first nine months of 2015, compared to $725.8 million in the third quarter and $2,017.2 million in the first nine months of 2014. Our net income was $210.4 million, or $1.82 per diluted share, in the third quarter and $481.1 million, or $4.18 per diluted share, in first nine months of 2015, compared to net income of $83.4 million, or $0.73 per diluted share, in the third quarter and $248.0 million, or $2.19 per diluted share, in the first nine months of 2014. Refer to the "Results of Operations" section below for further details of our financial results.
We currently have three marketed products:

•
EYLEA (aflibercept) Injection, known in the scientific literature as VEGF Trap-Eye, is available in the United States, European Union (EU), Japan, and certain other countries outside the United States for the treatment of neovascular age-related macular degeneration (wet AMD), diabetic macular edema (DME), macular edema following central retinal vein occlusion (CRVO), and macular edema following retinal vein occlusion (RVO), which includes macular edema following branch retinal vein occlusion (BRVO). EYLEA is also available in Japan and the EU for the treatment of myopic choroidal neovascularization (mCNV) and in the United States for the treatment of diabetic retinopathy in patients with DME. Bayer HealthCare has additional regulatory applications for EYLEA for the treatment of wet AMD, macular edema secondary to CRVO and BRVO, DME, and mCNV pending in other countries. We are collaborating with Bayer HealthCare on the global development and commercialization of EYLEA outside the United States.

•
Praluent (alirocumab) Injection, which is available in the United States for the treatment of adults with heterozygous familial hypercholesterolemia or clinical atherosclerotic cardiovascular disease (ASCVD), who require additional lowering of LDL cholesterol. In September 2015, the European Commission granted marketing authorization of Praluent for the treatment of adult patients with primary hypercholesterolemia (heterozygous familial hypercholesterolemia (HeFH) and non-familial) or mixed dyslipidemia as an adjunct to diet: (a) in combination with a statin, or statin with other lipid-lowering therapies in patients unable to reach their LDL-cholesterol goals with the maximally-tolerated statin, or (b) alone or in combination with other lipid-lowering therapies for patients who are statin intolerant, or for whom a statin is contraindicated. The effect of Praluent on cardiovascular morbidity and mortality has not been determined. We are collaborating with Sanofi on the global development and commercialization of Praluent.

•
ARCALYST® (rilonacept) Injection for Subcutaneous Use, which is available in the United States for the treatment of Cryopyrin-Associated Periodic Syndromes (CAPS), including Familial Cold Auto-inflammatory Syndrome (FCAS) and Muckle-Wells Syndrome (MWS), in adults and children 12 years and older.

In the first quarter of 2015, we and Sanofi entered into an amended and restated ZALTRAP® agreement (Amended ZALTRAP Agreement). Under the terms of the Amended ZALTRAP Agreement, Sanofi is solely responsible for the development and commercialization of ZALTRAP (ziv-aflibercept) Injection for Intravenous Infusion for cancer indications worldwide. Sanofi bears the cost of all development and commercialization activities and reimburses Regeneron for its costs for any such activities. Sanofi pays us a percentage of aggregate net sales of ZALTRAP during each calendar year of between 15% to 30%, depending on the aggregate net sales of ZALTRAP in such calendar year. Refer to "Collaboration Agreements - Collaborations with Sanofi - ZALTRAP" below for further details of the Amended ZALTRAP Agreement. ZALTRAP is currently available in the United States, EU, and certain other countries for treatment, in combination with 5-fluorouracil, leucovorin, irinotecan (FOLFIRI), of patients with metastatic colorectal cancer (mCRC) that is resistant to or has progressed following an oxaliplatin-containing regimen.
We have 14 product candidates in clinical development, all of which were discovered in our research laboratories. These consist of a Trap-based clinical program and 13 fully human monoclonal antibody product candidates, as summarized below. Each of the antibodies in the table below was generated using our VelocImmune® technology.

Trap-based Clinical Programs
EYLEA
In Phase 3 clinical development for the treatment of Neovascular Glaucoma (NVG) (in Japan) in collaboration with Bayer HealthCare. As described below, aflibercept is also being studied in combination with (i) an antibody to Platelet Derived Growth Factor Receptor Beta (PDGFR-beta), and (ii) an antibody to angiopoietin-2 (Ang2).

Antibody-based Clinical Programs in Collaboration with Sanofi
Praluent
Antibody to PCSK9. In Phase 3 clinical development for LDL cholesterol reduction and for the prevention of cardiovascular events. In the third quarter of 2015, the U.S. Food and Drug Administration (FDA) approved Praluent as an adjunct to diet and maximally tolerated statin therapy for the treatment of adults with heterozygous familial hypercholesterolemia or clinical ASCVD, who require additional lowering of LDL cholesterol. In the third quarter of 2015, the European Commission granted marketing authorization for Praluent for the treatment of LDL cholesterol in certain adult patients with hypercholesterolemia. The effect of Praluent on cardiovascular morbidity and mortality has not been determined.

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
Antibody-based Clinical Program in Collaboration with Bayer HealthCare
REGN2176-3
Combination product comprised of an antibody to PDGFR-beta co-formulated with aflibercept for intravitreal injection for use in ophthalmology. Phase 2 clinical study for the treatment of wet AMD initiated in the second quarter of 2015.

Antibody-based Clinical Program in Collaboration with Mitsubishi Tanabe Pharma
Fasinumab (REGN475)*
Antibody to Nerve Growth Factor (NGF). Phase 2b/3 study in pain due to osteoarthritis initiated in the second quarter of 2015; currently on partial clinical hold by the FDA limiting duration of trials in osteoarthritis to 16 weeks.

Antibody-based Clinical Programs Developing Independently
Evinacumab (REGN1500)*
Antibody to Angptl-3. Phase 2 clinical study for the treatment of dyslipidemia in homozygous familial hypercholesterolemia initiated in the first quarter of 2015. Partial clinical hold that excluded women of childbearing potential was lifted by the FDA in the third quarter of 2015.

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
REGN1979
Bispecific antibody against CD20 and CD3. In Phase 1 clinical development for Non-Hodgkin's Lymphoma and Chronic Lymphocytic Leukemia.
REGN910-3**
Combination product comprised of an antibody to Ang2 co-formulated with aflibercept for intravitreal injection for use in ophthalmology. In Phase 1 clinical development for the treatment of wet AMD and DME.

* Sanofi did not opt-in to or elected not to continue to co-develop the product candidate. Under the terms of our agreement, Sanofi is entitled to receive a mid-single digit royalty on future sales of the product candidate.

** We acquired from Sanofi full exclusive rights to antibodies targeting the Ang2 receptor and ligand in ophthalmology, which were previously included in our antibody collaboration with Sanofi. Under the terms of our agreement, Sanofi is entitled to receive a potential development milestone and royalties on any future sales of the product candidate.

REGN1400, an antibody to ErbB3, and REGN1154, an antibody against an undisclosed target, both of which were previously in Phase 1 studies, are no longer in clinical development.
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
Marketed Products
EYLEA (aflibercept) Injection
We commenced sales of EYLEA in the United States for the treatment of wet AMD in the fourth quarter of 2011, macular edema following CRVO in the third quarter of 2012, DME in the third quarter of 2014, and macular edema following RVO in the fourth quarter of 2014. In addition, in March 2015, the FDA approved EYLEA for the treatment of diabetic retinopathy in patients with DME. Outside the United States, Bayer HealthCare commenced sales of EYLEA for the treatment of wet AMD in the fourth quarter of 2012, macular edema secondary to CRVO in the fourth quarter of 2013, visual impairment due to DME in the third quarter of 2014, and mCNV in Japan in the fourth quarter of 2014. In February and June 2015, the European Commission and the Japanese Ministry of Health, Labour and Welfare (MHLW), respectively, approved EYLEA for the treatment of macular edema following RVO, which includes macular edema following BRVO. In October 2015, the European Commission granted marketing authorization for EYLEA for the treatment of visual impairment due to mCNV. In the fourth quarter of 2014, Bayer HealthCare submitted a regulatory application in China for EYLEA for the treatment of wet AMD. Bayer HealthCare has additional regulatory applications for EYLEA for the treatment of wet AMD, macular edema secondary to CRVO and BRVO, DME, and mCNV pending in other countries.
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
Net product sales of EYLEA in the United States were $734.4 million in the third quarter and $1,930.0 million in the first nine months of 2015, compared to $445.0 million in the third quarter and $1,218.8 million in the first nine months of 2014. Bayer HealthCare records revenue from sales of EYLEA outside the United States, which were $371.1 million in the third quarter and $1,000.7 million in the first nine months of 2015, compared to $277.0 million in the third quarter and $741.9 million in the first nine months of 2014.

Praluent (alirocumab) Injection
In July 2015, the FDA approved Praluent as an adjunct to diet and maximally tolerated statin therapy for the treatment of adults with heterozygous familial hypercholesterolemia or clinical ASCVD, who require additional lowering of LDL cholesterol. In addition, in September 2015, the European Commission granted marketing authorization of Praluent for the treatment of adult patients with primary hypercholesterolemia (HeFH and non-familial) or mixed dyslipidemia as an adjunct to diet: (a) in combination with a statin, or statin with other lipid-lowering therapies in patients unable to reach their LDL-cholesterol goals with the maximally-tolerated statin, or (b) alone or in combination with other lipid-lowering therapies for patients who are statin intolerant, or for whom a statin is contraindicated. The effect of Praluent on cardiovascular morbidity and mortality has not been determined. We are collaborating with Sanofi on the global development and commercialization of Praluent. Under our collaboration agreement, Sanofi will record product sales and cost of sales for commercialized products, and Regeneron has the right to co-promote such products. We have exercised our option to co-promote Praluent in the United States. We and Sanofi will equally share profits and losses from sales within the United States.
Net product sales of Praluent in the United States were $4.0 million the third quarter of 2015.
ARCALYST (rilonacept) Injection for Subcutaneous Use
ARCALYST is available in the United States for the treatment of CAPS in adults and children 12 years and older. CAPS are a group of rare, inherited, auto-inflammatory conditions characterized by life-long, recurrent symptoms of rash, fever/chills, joint pain, eye redness/pain, and fatigue. Intermittent, disruptive exacerbations or flares can be triggered at any time by exposure to cooling temperatures, stress, exercise, or other unknown stimuli. Net product sales of ARCALYST were $3.2 million in the third quarter and $9.9 million in the first nine months of 2015, compared to $3.8 million in the third quarter and $10.4 million in the first nine months of 2014.
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
Clinical Programs
Phase 3 ODYSSEY Program. We and Sanofi initiated the global Phase 3 ODYSSEY program for Praluent in 2012. The ODYSSEY program consists of more than 23,500 patients, and includes clinical trials evaluating the effect of Praluent, dosed every two weeks, on lowering LDL cholesterol. In addition, the potential of Praluent to demonstrate cardiovascular benefit is being prospectively assessed in the ongoing 18,000-patient ODYSSEY OUTCOMES trial. LDL cholesterol reduction is the primary efficacy endpoint for initial regulatory filings. Additionally, the ODYSSEY program includes two trials of Praluent dosed every four weeks, ODYSSEY CHOICE I and ODYSSEY CHOICE II. Patients in the ODYSSEY CHOICE I trial received Praluent 300 mg (most in combination with statins) every four weeks and patients in the CHOICE II trial received Praluent 150 mg monotherapy and in combination with non-statin lipid lowering therapy every four weeks.
In 2013, we and Sanofi reported data from the ODYSSEY MONO trial, which evaluated the efficacy and safety of Praluent monotherapy versus ezetimibe monotherapy in patients with primary hypercholesterolemia. In 2014, we and Sanofi reported detailed positive results from nine additional Phase 3 ODYSSEY studies. All ten studies (ODYSSEY MONO, LONG TERM, FH I, FH II, HIGH FH, COMBO I, COMBO II, OPTIONS I, OPTIONS II, and ALTERNATIVE) met their primary efficacy endpoint of a greater percent reduction from baseline in LDL-C at 24 weeks compared to placebo or active comparator. Based on the positive results of these studies, a Biologics License Application (BLA) for U.S. regulatory approval of Praluent was submitted, and accepted by the FDA in January 2015. An FDA rare pediatric disease priority review voucher was utilized in connection with this BLA submission, as a result of which the submission was accepted by the FDA for priority review. In July 2015, the FDA approved Praluent as an adjunct to diet and maximally tolerated stain therapy for the treatment of adults with heterozygous familial hypercholesterolemia or clinical ASCVD, who require additional lowering of LDL cholesterol. In addition, in September 2015, the European Commission granted marketing authorization of Praluent for the treatment of adult patients with primary hypercholesterolemia (HeFH and non-familial) or mixed dyslipidemia as an adjunct to diet: (a) in combination with a statin, or statin with other lipid-lowering therapies in patients unable to reach their LDL-cholesterol goals with the maximally-tolerated statin, or (b) alone or in combination with other lipid-lowering therapies for patients who are statin intolerant, or for whom a statin is contraindicated. The effect of Praluent on cardiovascular morbidity and mortality has not been determined.
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
In July 2015, we and Sanofi announced that the Phase 3 ODYSSEY JAPAN trial met its primary endpoint. At week 24, patients in the Praluent group experienced an average 64% greater reduction from baseline in their LDL-C when added to current standard of care including statins, compared to standard of care alone (p<0.0001). Patients were started on the lower dose of 75 mg, with the option to adjust their dose to 150 mg if they had not achieved their LDL-C goal (as defined by the Japan Atherosclerosis Society (JAS) guidelines) at week 8. At week 24, 97% of patients in the Praluent group reached their LDL-C treatment goal, compared to 10% for placebo (p<0.0001). Ninety-nine percent of patients who received Praluent at week 8 remained on the initial 75 mg dose, while 1% of patients had their dose adjusted to receive 150 mg every two weeks, also as a single 1 milliliter (mL) injection. The most common adverse events (occurring in at least 5% of patients in the Praluent group) were nasopharyngitis, injection site reaction, and back pain. Results were presented at the Annual Scientific Meeting of the JAS in Sendai, Japan.

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

Completed Efficacy and Safety Studies
Study	Patient group	Primary efficacy endpoints			Safety findings
		ACR[a] 20/50/70	HAQ-DIb	mTSS[c]
MOBILITY (n=1,197) 150mg + MTX (n=400) 200mg + MTX (n=398) Placebo + MTX (n=399)	Moderate to severe RA with inadequate response to MTX	58/37/20 (p<0.0001 vs. placebo)	-0.53	0.90	Infections, neutropenia, injection site reactions, and increased transaminases
		66/46/25 (p<0.0001 vs. placebo)	-0.55	0.25
		33/17/7	-0.29	2.78
TARGET (n=546) 150mg + DMARD[d] (n=181) 200mg + DMARD (n=181) Placebo + DMARD (n=184)	Moderate to severe active RA with inadequate response to, or intolerant of, one or more tumor necrosis factor-alpha (TNF-alpha) inhibitors	56/37e/20[f]	-0.50	NA	Infections, neutropenia, injection site reactions, and hypertriglyceridemia
		61/41e/16[f]	-0.49
		34/18/7	-0.29

NA = not applicable
a.ACR = American College of Rheumatology score
b.HAQ-DI = the Health Assessment Question-Disability Index
c.mTSS = van der Heijde modified total Sharp score
d.DMARD = non-biologic disease modifying anti-rheumatic drugs
e.p<0.0001 vs. placebo
f.p<0.025 vs. placebo

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

Detailed results from the SARIL-RA-TARGET, SARIL-RA-EASY, and SARIL-RA-ASCERTAIN trials will be presented at the upcoming annual meeting of the American College of Rheumatology and other medical congresses.
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
Non-infectious Uveitis
Phase 2 SARIL-NIU-SATURN Study. SARIL-NIU-SATURN was a small Phase 2, randomized double-masked, placebo-controlled study (n=58) conducted to assess the effect of sarilumab on non-infectious uveitis of the posterior ocular segment. The primary endpoint of the study was the proportion of patients with a 2-step decrease in vitreous haze (based on a 9-point grading scale) or a steroid dose of less than 10 mg/day at week 16. Results of this study at the pre-specified primary endpoint, week 16, showed that compared with placebo patients, a greater proportion of patients randomized to sarilumab met the primary endpoint; however, this was not statistically significant. Approximately 70% of patients enrolled in the study had a baseline vitreous haze score of less than 2 as judged by the reading center, limiting our ability to interpret the vitreous haze component of the primary endpoint for these patients. Other indications of a positive effect of treatment with sarilumab compared to placebo included decreased average vitreous haze score, reduced macular edema and improved best-corrected visual acuity in patients presenting with more severe baseline ocular inflammation, and associated with improvement of leakage on fluorescein angiography. Overall, safety observations were consistent with the findings in studies of other indications with sarilumab. The study is ongoing and will continue through week 52, when we will discuss next steps with our collaborator Sanofi.
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
Phase 2 Trial in Adolescents and Children. In March 2015, a Phase 2 pharmacokinetic and safety study in adolescents and children (6-17 years of age) with moderate-to-severe atopic dermatitis was initiated and is fully enrolled.
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
The results presented in May 2015 focused on LEos asthma patients. In this population, patients treated every other week with either 200 mg or 300 mg doses of dupilumab showed a greater than 8% improvement in forced expiratory volume over one second ((FEV1), a standard measure of lung function) at week 12 (p<0.001), in comparison to placebo, both in combination with ICS/LABA. Additionally, the 200 mg and 300 mg every other week doses of dupilumab in combination with ICS/LABA showed 68% and 62% reductions, respectively, in adjusted annualized rate of severe exacerbations in the LEos population (p<0.01 and p<0.05), in comparison to placebo in combination with ICS/LABA. These results are consistent with previously reported positive results in HEos asthma patients and the overall patient population, in which the two every other week doses (200 mg and 300 mg) of dupilumab in combination with ICS/LABA demonstrated a statistically significant 12% to 15% improvement in FEV1 over placebo at week 12 and a 64% to 75% improvement in annualized rate of severe exacerbations over placebo. Dupilumab also significantly reduced mean fractional exhaled nitric oxide (FeNO) across both every other week doses tested (200 mg and 300 mg) and the three patient populations (overall, LEos and HEos), in a roughly dose-dependent manner. FeNO is recommended by the American Thoracic Society clinical practice guidelines to assess airway inflammation, since higher-than-normal levels of nitric oxide may be released when a patient has a chronic airway disease, such as asthma.
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
Phase 3 Study. A Phase 3 trial, LIBERTY ASTHMA QUEST, in patients with uncontrolled persistent asthma was initiated in the second quarter of 2015. LIBERTY ASTHMA QUEST is expected to serve as the second required pivotal efficacy study, since, based on discussions with the FDA, the Phase 2b study will also be considered a pivotal efficacy study. The global, placebo-

controlled Phase 3 study is expected to enroll more than 1,600 patients with uncontrolled persistent asthma and will evaluate two doses of dupilumab, 200 mg and 300 mg, subcutaneously administered every other week.
Nasal Polyposis
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
Clinical Program
Based on clinical results from a Phase 1 study, and following discussions with the FDA, REGN2222 entered into a Phase 3 pivotal clinical study (NURSERY Pre-Term) in the third quarter of 2015. NURSERY Pre-Term is a two part study, and Part A is currently enrolling patients in the Southern hemisphere. Part A is an open-label pharmacokeninetic study, which is designed to enable dose selection for Part B; Part B is expected to commence later this year in the Northern Hemisphere.
Fasinumab (REGN475; NGF Antibody) for pain due to osteoarthritis
Overview
Persistent osteoarthritic pain represents a growing unmet medical need. Pain is a frequent reason for physician visits, a common reason for taking prescription medications, and a major cause of work disability and impaired quality of life. Targeting NGF is a potential advance in pain management. NGF expression is elevated in many acute and chronic painful conditions and NGF blockade has demonstrated efficacy in various animal models of pain. Fasinumab is a fully human monoclonal antibody to NGF, generated using our VelocImmune technology.
Clinical Program
A Phase 2b/3 clinical study in patients with pain due to osteoarthritis was initiated in the second quarter of 2015. Fasinumab is currently on partial clinical hold by the FDA, limiting duration of trials in osteoarthritis to 16 weeks.

Research Programs
Our preclinical research programs include the areas of oncology/immuno-oncology, angiogenesis, ophthalmology, metabolic and related diseases, muscle diseases and disorders, inflammation and immune diseases, bone and cartilage, pain and neurobiology, cardiovascular diseases, and infectious diseases.
In September 2015, we and the Biomedical Advanced Research and Development Authority (BARDA) of the U.S. Department of Health and Human Services (HHS) entered into an agreement to develop, test, and manufacture a monoclonal antibody therapy for the treatment of Ebola virus infection. HHS will provide initial funding of approximately $17.0 million to support our preclinical development and antibody manufacturing. HHS also has the option to provide for up to an additional $32.2 million for a Phase 1 study in healthy volunteers, and further manufacturing and development studies.
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
Collaboration Agreements
Collaborations with Sanofi
Antibodies. Since November 2007, we and Sanofi have been parties to a global, strategic collaboration to discover, develop, and commercialize fully human monoclonal antibodies. The collaboration is governed by a Discovery and Preclinical Development Agreement (Antibody Discovery Agreement) and a License and Collaboration Agreement (each as amended), collectively referred to as the Antibody Collaboration. Pursuant to the collaboration, Sanofi was responsible for funding up to $160.0 million per year of our antibody discovery activities over the period from 2010-2014, and, as amended in connection with the companies' July 2015 immuno-oncology collaboration as described below, is funding up to $145.0 million in 2015, and up to $130.0 million in each of 2016 and 2017 to identify and validate potential drug discovery targets and develop fully human monoclonal antibodies against these targets. Our discovery activities to identify and validate potential drug discovery targets in the field of immuno-oncology and develop fully human monoclonal antibodies against these targets will now be funded by Sanofi under the terms of the companies’ new immuno-oncology collaboration. We lead the design and conduct of research activities under the Antibody Discovery Agreement, including target identification and validation, antibody development, research and preclinical activities through filing of an Investigational New Drug application (IND) or its equivalent, toxicology studies, and manufacture of preclinical and clinical supplies. Sanofi has an option to extend certain antibody development and preclinical activities relating to selected program targets for up to an additional three years after 2017.
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
Immuno-Oncology. In July 2015, we and Sanofi entered into a global strategic collaboration to discover, develop, and commercialize antibody-based cancer treatments in the field of immuno-oncology (the IO Collaboration). The IO Collaboration is governed by an Immuno-oncology Discovery and Development Agreement (IO Discovery Agreement), and an Immuno-oncology License and Collaboration Agreement (IO License and Collaboration Agreement). In connection with the IO Discovery Agreement, Sanofi made a $265.0 million non-refundable upfront payment to us. Pursuant to the IO Discovery Agreement, we will spend up to $1,090.0 million (IO Discovery Budget) to identify and validate potential immuno-oncology targets and develop therapeutic antibodies against such targets through clinical proof-of-concept. Sanofi will reimburse us for up to $825.0 million (IO Discovery Funding) of these costs, subject to certain annual limits, which consists of (i) $750.0 million in new funding and (ii) $75.0 million of funding that would have otherwise been available to Regeneron under the existing Antibody Discovery

Agreement, as described above. The term of the IO Discovery Agreement will continue through the later of five years from the effective date of the IO Collaboration or the date the IO Discovery Budget is exhausted, subject to Sanofi’s option to extend it for up to an additional three years for the continued development (and funding) of selected ongoing programs. Pursuant to the IO Discovery Agreement, we will be primarily responsible for the design and conduct of all research activities, including target identification and validation, antibody development, preclinical activities, toxicology studies, manufacture of preclinical and clinical supplies, filing of IND Applications, and clinical development through proof-of-concept. We will reimburse Sanofi for half of the development costs they funded that are attributable to clinical development of antibody product candidates under the IO Discovery Agreement from our share of future profits, if any, from commercialized products to the extent they are sufficient for this purpose. However, we are not required to apply more than 10% of our share of the profits from IO Collaboration products in any calendar quarter towards reimbursing Sanofi for these development costs. With regard to product candidates for which proof-of-concept is established, Sanofi will have the option to license rights to the product candidate pursuant to the IO License and Collaboration Agreement (as further described below). If Sanofi does not exercise its option to license rights to a product candidate, we will retain the exclusive right to develop and commercialize such product candidate and Sanofi will be entitled to receive a royalty on sales.
In connection with the IO License and Collaboration Agreement, Sanofi made a $375.0 million non-refundable upfront payment to us. If Sanofi exercises its option to license rights to a product candidate thereunder, it will co-develop the drug candidate with us through product approval. Principal control of development of each product candidate that enters development under the IO License and Collaboration Agreement will alternate between us and Sanofi on a candidate-by-candidate basis. Sanofi will fund drug candidate development costs up front for the candidates for which it is the principal controlling party and we will reimburse half of the total development costs for all such candidates from our share of future profits to the extent they are sufficient for this purpose, subject to the same 10% reimbursement limitation described above. In addition, we and Sanofi will share equally, on an ongoing basis, the development costs for the drug candidates for which we are the principal controlling party. The party having principal control over the development of a product candidate will also lead the commercialization activities for such product candidate in the United States. For all products commercialized under the IO License and Collaboration Agreement, Sanofi will lead commercialization activities outside of the United States. Each party will have the right to co-promote licensed products in countries where it is not the lead commercialization party. The parties will share equally in any profits from worldwide sales of collaboration products. We are obligated to use commercially reasonable efforts to supply clinical requirements of each drug candidate under the IO License and Collaboration Agreement until commercial supplies of that IO drug candidate are being manufactured.
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
Collaboration with Mitsubishi Tanabe Pharma
Fasinumab Asia. In September 2015, we entered into a collaboration agreement with Mitsubishi Tanabe Pharma Corporation (MTPC) providing MTPC with development and commercial rights to fasinumab in Japan, South Korea, Taiwan, Indonesia, Thailand, the Philippines, Malaysia, Singapore, Vietnam, Myanmar, and Sri Lanka (the MTPC Territories). In connection with the agreement, MTPC made a $10.0 million non-refundable upfront payment, and we are entitled to receive up to an aggregate of $215.0 million in development milestone and other contingent payments.
Under the agreement, we are obligated to manufacture and supply MTPC with clinical and commercial supplies of fasinumab. If fasinumab is commercialized in the MTPC Territories, we will supply the product to MTPC at a tiered purchase price, which ranges from 30% to 50% of net sales of the product (subject to adjustment in certain circumstances), and are eligible for additional payments up to an aggregate of $100.0 million upon the achievement of specified annual net sales amounts starting at $200 million.
Unless terminated earlier in accordance with its provisions, the agreement will continue to be in effect until such time as MTPC has ceased developing or commercializing fasinumab in the MTPC Territories.
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
Our ability to continue to generate profits and to generate positive cash flow from operations over the next several years depends significantly on our continued success in commercializing EYLEA. We expect to continue to incur substantial expenses related to our research and development activities, a significant portion of which we expect to be reimbursed by our collaborators. Also, our research and development activities outside our collaborations, the costs of which are not reimbursed, will expand and require additional resources. We also expect to incur substantial costs related to the commercialization of Praluent and preparation for potential commercialization of our late-stage antibody product candidates, approximately half of which we expect to be reimbursed by Sanofi under the companies' collaboration agreement. Our operating results may fluctuate from quarter to quarter and will depend on, among other factors, the net sales of our marketed products, the scope and progress of our research and development efforts, the timing of certain expenses, and the continuation of our collaborations, in particular with Sanofi and Bayer HealthCare, including our share of collaboration profits or losses from sales of commercialized products and the amount of reimbursement of our research and development expenses that we receive from collaborators. We cannot predict whether or when new products or new indications for marketed products will receive regulatory approval or, if any such approval is received, whether we will be able to successfully commercialize such product(s) and whether or when they may become profitable.

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
		•	Bayer HealthCare to file for additional ex-US regulatory approvals for various indications
		•	Regulatory agency decisions on applications outside the United States for various indications
•	European Commission and Japanese MHLW approved EYLEA for the treatment of macular edema secondary to BRVO	•	We and Bayer HealthCare to report 3-year data from Phase 3 DME trials
•	FDA approved EYLEA for the treatment of diabetic retinopathy in patients with DME
•	Initiated Phase 3 trial for NVG in Japan
•	European Commission approved EYLEA for the treatment of mCNV

Antibody-based Clinical Programs:

		2015 Events to Date		2015-2016 Plans (next 12 months)
Praluent (PCSK9 Antibody)	•	BLA accepted for priority review in the United States	•	Complete patient enrollment of Phase 3 ODYSSEY OUTCOMES trial
	•	Regulatory application accepted for review by the EMA	•	Report additional results from Phase 3 ODYSSEY trials
	•	Reported positive results from ODYSSEY CHOICE I and CHOICE II trials	•	File for additional regulatory approvals outside the United States
	•	ODYSSEY LONG TERM 18-month trial results published in The New England Journal of Medicine	•	Regulatory agency decisions on applications outside the United States
	•	Reported positive results from ODYSSEY Japan trial
	•	FDA approved Praluent for the treatment of adults with heterozygous familial hypercholesterolemia or clinical ASCVD, who require additional lowering of LDL cholesterol
	•	European Commission granted marketing authorization for Praluent for the treatment of LDL cholesterol in certain adult patients with hypercholesterolemia
Sarilumab (IL-6R Antibody)	•	Initiated and completed patient enrollment in Phase 3 MONARCH study (head-to-head monotherapy study against adalimumab)	•	Continue patient enrollment in Phase 3 SARIL-RA program
	•	Initiated several studies in Japan	•	Report results from additional Phase 3 trials
	•	Reported positive results from SARIL-RA-TARGET, SARIL-RA-EASY, and SARIL-RA-ASCERTAIN trials	•	Regulatory agency decision on application for U.S. approval
	•	Completed patient enrollment in SARIL-NIU-SATURN Phase 2 study in non-infectious uveitis and reported top-line results
	•	BLA submitted in the United States
Dupilumab (IL-4R Antibody)	•	Initiated Phase 2 study in EoE	•	Continue patient enrollment in various Phase 2 and Phase 3 studies
	•	Initiated and completed enrollment for Phase 2 study in atopic dermatitis in adolescents and children	•	Complete patient enrollment in Phase 2 EoE and Phase 3 asthma studies
	•	Initiated Phase 3 study in asthma
	•	Presented positive pivotal Phase 2b data in asthma at the American Thoracic Society 2015 International Conference
	•	Completed patient enrollment in Phase 3 atopic dermatitis pivotal trials
REGN2222 (RSV-F Antibody)	•	Completed Phase 1 study	•	Continue patient enrollment in Part A of Phase 3 NURSERY Pre-Term study
	•	Initiated Part A of Phase 3 NURSERY Pre-Term study	•	Initiate Part B of Phase 3 NURSERY Pre-Term study
Fasinumab (NGF Antibody)	•	Initiated sixteen-week Phase 2b/3 study in osteoarthritis	•	Complete patient enrollment in Phase 2b/3 study
	•	On partial clinical hold by the FDA	•	Initiate full development program pending removal of partial clinical hold

Antibody-based Clinical Programs (continued):
		2015 Events to Date		2015-2016 Plans (next 12 months)
Evinacumab (Angptl-3 Antibody)	•	Initiated Phase 2 study	•	Complete patient enrollment in Phase 1 and Phase 2 studies
	•	Partial clinical hold lifted by the FDA
REGN1033 (GDF8 Antibody)	•	Phase 2 proof-of-concept study in elderly men and women with sarcopenia met its primary endpoint, while secondary, functional endpoints were mixed.	•	Determine future development plan
	•	Sanofi elected not to continue co-development
REGN1908-1909 (Feld1 Antibody)	•	Completed patient enrollment in Phase 2 study
REGN2176-3 (PDGFR-beta Antibody co-formulated with aflibercept)	•	Received Fast Track designation from the FDA for the treatment of patients with wet AMD	•	Continue patient enrollment in Phase 2 study
	•	Initiated Phase 2 study
REGN1193 (GCGR Antibody)	•	Continued patient enrollment in Phase 1 study	•	Complete patient enrollment in Phase 1 study
REGN1979 (CD20 and CD3 Antibody)	•	Continued patient enrollment in Phase 1 study	•	Complete patient enrollment in Phase 1 study
REGN910-3 (Ang2 Antibody co-formulated with aflibercept)	•	Completed patient enrollment in Phase 1 study
REGN2810 (PD-1 Antibody)	•	Initiated Phase 1 study	•	Continue patient enrollment in Phase 1 study
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
Three Months Ended September 30, 2015 and 2014
Net Income
Net income for the three months ended September 30, 2015 and 2014 consists of the following:

(In millions)	2015	2014
Revenues	$1,137.4	$725.8
Operating expenses	(745.0)	(537.3)
Other income (expense)	0.9	(6.6)
Income before income taxes	393.3	181.9
Income tax expense	(182.9)	(98.5)
Net income	$210.4	$83.4
Revenues
Revenues for the three months ended September 30, 2015 and 2014 consist of the following:

(In millions)	2015	2014
Net product sales	$737.6	$448.8
Collaboration revenue:
Sanofi	224.7	132.9
Bayer HealthCare	157.6	135.9
Total collaboration revenue	382.3	268.8
Technology licensing and other revenue	17.5	8.2
Total revenues	$1,137.4	$725.8
Net Product Sales
Net product sales consist of U.S. sales of EYLEA and ARCALYST. We received marketing approval from the FDA for EYLEA for the treatment of wet AMD in 2011, macular edema following CRVO in 2012, DME in July 2014, macular edema following BRVO in October 2014, and diabetic retinopathy in patients with DME in March 2015. For the three months ended September 30, 2015, EYLEA net product sales increased to $734.4 million from $445.0 million for the three months ended September 30, 2014 due to higher sales volume. For the three months ended September 30, 2015 and 2014, we also recognized ARCALYST net product sales of $3.2 million and $3.8 million, respectively.
For the three months ended September 30, 2015 and 2014, we recorded 65% and 72%, respectively, of our total gross product revenue from sales to Besse Medical, a subsidiary of AmerisourceBergen Corporation.
Revenue from product sales is recorded net of applicable provisions for rebates and chargebacks under governmental programs, distribution-related fees, and other sales-related deductions. The following table summarizes the provisions, and credits/payments, for sales-related deductions.

(In millions)	Rebates & Chargebacks	Distribution- Related Fees	Other Sales- Related Deductions	Total
Balance as of June 30, 2015	$5.5	$39.5	$0.5	$45.5
Provision related to current period sales	15.8	33.3	2.6	51.7
Credits/payments	(14.9)	(34.6)	(2.6)	(52.1)
Balance as of September 30, 2015	$6.4	$38.2	$0.5	$45.1

Balance as of June 30, 2014	$4.1	$20.4	$0.5	$25.0
Provision related to current period sales	8.5	17.5	0.4	26.4
Credits/payments	(8.8)	(19.4)	(0.4)	(28.6)
Balance as of September 30, 2014	$3.8	$18.5	$0.5	$22.8
Sanofi Collaboration Revenue
The collaboration revenue we earned from Sanofi, as detailed below, primarily consisted of reimbursement for research and development and commercialization expenses that we incurred, partly offset by sharing of losses in connection with commercialization of antibodies, under the companies' Antibody Collaboration.

Sanofi Collaboration Revenue	Three Months Ended September 30,
(In millions)	2015	2014
Antibody:
Reimbursement of Regeneron research and development expenses	$205.1	$140.5
Reimbursement of Regeneron commercialization-related expenses	53.3	1.7
Regeneron's share of losses in connection with commercialization of antibodies	(74.9)	(12.8)
Other	2.6	2.5
Total Antibody	186.1	131.9
Immuno-oncology:
Reimbursement of Regeneron research and development expenses	18.6	—
Other	20.0	—
Total Immuno-oncology	38.6	—
ZALTRAP:
Regeneron's share of losses in connection with commercialization of ZALTRAP	—	(1.0)
Reimbursement of Regeneron research and development expenses	—	1.3
Other	—	0.7
Total ZALTRAP	—	1.0
Total Sanofi collaboration revenue	$224.7	$132.9
In the third quarter of 2015, Sanofi's reimbursement of our antibody research and development expenses consisted of $42.5 million under our Antibody Discovery Agreement and $162.6 million under our License and Collaboration Agreement, compared to $47.9 million and $92.6 million, respectively, in the third quarter of 2014. The higher reimbursement of research and development costs in the third quarter of 2015, compared to the same period in 2014, was primarily due to increased development activities for dupilumab.
Reimbursement of Regeneron commercialization-related expenses represents reimbursement of internal and external costs in connection with commercialization of Praluent and sarilumab. Effective in the second and fourth quarters of 2014, we and Sanofi began sharing pre-launch commercial expenses related to Praluent and sarilumab, respectively, in accordance with the companies' License and Collaboration Agreement. Consequently, we began recording our share of losses in connection with commercialization of Praluent and sarilumab. Sanofi provides us with an estimate of our share of the profit or loss from commercialization of antibodies for the most recent fiscal quarter; these estimates are reconciled to actual results in the subsequent fiscal quarter, and our portion of the profit or loss is adjusted accordingly, as necessary.
Following the FDA approval in July 2015, sales of Praluent for the treatment of adults with heterozygous familial hypercholesterolemia or clinical ASCVD, who require additional lowering of LDL cholesterol, commenced in the United States. Praluent net product sales, which are recorded by Sanofi, were $4.0 million in the third quarter of 2015. We and Sanofi incurred higher commercialization expenses for Praluent primarily in connection with launching the product in the United States.
Other Sanofi antibody revenue includes recognition of deferred revenue from an $85.0 million up-front payment and other payments. As of September 30, 2015, $64.9 million of the up-front and other payments was deferred and will be recognized as revenue in future periods.
In July 2015, we and Sanofi entered into a global strategic collaboration to discover, develop, and commercialize antibody-based cancer treatments in the field of immuno-oncology (as described above under "Collaboration Agreements - Collaboration with Sanofi - Immuno-Oncology"). In the third quarter of 2015, Sanofi's reimbursement of our immuno-oncology research and development expenses consisted of $12.8 million under our IO Discovery Agreement and $5.8 million under our IO License and Collaboration Agreement.
Other Sanofi immuno-oncology revenue includes recognition of deferred revenue from $640.0 million of up-front payments received in the third quarter of 2015 in connection with the execution of the IO Collaboration agreements. As of September 30, 2015, $620.0 million of the up-front payments was deferred and will be recognized ratably as revenue in future periods.
In September 2003, we and Sanofi entered into a ZALTRAP Collaboration Agreement to jointly develop and commercialize ZALTRAP. Under the terms of ZALTRAP Collaboration Agreement, we and Sanofi shared profits and losses on sales of ZALTRAP outside of Japan, and we were entitled to receive a percentage of sales of ZALTRAP in Japan. Our share of the loss in connection with the commercialization of ZALTRAP in the third quarter of 2014 represents our share of the costs of launching and commercializing ZALTRAP, partly offset by net product sales. As described above under "Collaboration Agreements - Collaborations with Sanofi - ZALTRAP" and below in the "Nine Months Ended September 30, 2015 and 2014" section, in February 2015, we entered into an Amended ZALTRAP Agreement with Sanofi which amended and restated the ZALTRAP Collaboration Agreement.
Bayer HealthCare Collaboration Revenue
The collaboration revenue we earned from Bayer HealthCare, as detailed below, primarily consisted of recognition of our share of profits in connection with commercialization of EYLEA outside the United States.

Bayer HealthCare Collaboration Revenue	Three Months Ended September 30,
(In millions)	2015	2014
EYLEA:
Regeneron's net profit in connection with commercialization of EYLEA outside the United States	$130.5	$85.4
Sales milestones	—	30.0
Cost-sharing of Regeneron EYLEA development expenses	1.8	4.4
Other	21.2	12.7
Total EYLEA	153.5	132.5
PDGFR-beta antibody:
Cost-sharing of REGN2176-3 development expenses	1.5	0.5
Other	2.6	2.9
Total PDGFR-beta antibody	4.1	3.4
Total Bayer HealthCare collaboration revenue	$157.6	$135.9

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

Regeneron's Net Profit from EYLEA Sales Outside the United States	Three Months Ended September 30,
(In millions)	2015	2014
Net product sales outside the United States	$371.1	$277.0
Regeneron's share of collaboration profit from sales outside the United States	$144.2	$99.8
Reimbursement of EYLEA development expenses incurred by Bayer HealthCare in accordance with Regeneron's payment obligation	(13.7)	(14.4)
Regeneron's net profit in connection with commercialization of EYLEA outside the United States	$130.5	$85.4
Bayer HealthCare records revenue from sales of EYLEA outside the United States. Bayer HealthCare provides us with an estimate of our share of the profit or loss, including the percentage of sales in Japan that we earned, from commercialization of EYLEA outside the United States for the most recent fiscal quarter; these estimates are reconciled to actual results in the subsequent fiscal quarter, and our portion of the profit or loss is adjusted accordingly, as necessary. In the third quarter of 2015 and 2014, our share of the profit we earned from commercialization of EYLEA outside the United States was partly offset by our contractual obligation to reimburse Bayer HealthCare for a portion of the agreed-upon development expenses previously incurred by Bayer HealthCare.
In the third quarter of 2014, we earned two $15.0 million sales milestone payment from Bayer HealthCare upon total aggregate net sales of EYLEA outside the United States exceeding $800 million and $900 million, respectively, over a twelve-month period.
Other EYLEA revenue primarily consists of reimbursement of other Regeneron EYLEA expenses, principally related to Bayer HealthCare's share of royalties payable to Genentech pursuant to a license and settlement agreement in connection with sales of EYLEA outside the United States and reimbursements for producing EYLEA commercial supplies for Bayer HealthCare. In addition, other EYLEA revenue includes recognition of deferred revenue related to EYLEA up-front and 2007 non-substantive milestone payments from Bayer HealthCare. As of September 30, 2015, $11.8 million of the EYLEA up-front and 2007 milestone payments was deferred and will be recognized ratably as revenue in future periods.
Cost-sharing of REGN2176-3 development expenses with Bayer HealthCare commenced in the first quarter of 2014 following the execution of the companies' PDGFR-beta antibody collaboration agreement as described above under "Collaboration Agreements - Collaborations with Bayer HealthCare - PDGFR-beta antibody outside the United States." Other PDGFR-beta antibody revenue consists of recognition of deferred revenue related to the PDGFR-beta up-front payment and non-substantive milestones received in the first quarter of 2014. As of September 30, 2015, $12.1 million of the PDGFR-beta up-front and 2014 milestone payments was deferred and will be recognized ratably as revenue in future periods.
Technology Licensing and Other Revenue
In connection with the amendment and extension of our VelocImmune license agreement with Astellas, in August 2010, we received a $165.0 million up-front payment, which was deferred upon receipt and is being recognized as revenue ratably over a seven-year period beginning in June 2011. In the third quarter of both 2015 and 2014, we recognized $5.9 million of revenue related to this agreement. As of September 30, 2015, $63.3 million of the August 2010 technology licensing payment received from Astellas was deferred and will be recognized as revenue in future periods.
In connection with the February 2015 Amended ZALTRAP Agreement with Sanofi, we recorded $9.0 million of revenue in the third quarter of 2015 primarily related to manufacturing ZALTRAP commercial supplies for Sanofi and the percentage of net sales of ZALTRAP Sanofi is obligated to pay us.
In addition, under a June 2009 agreement with Novartis, we receive royalties on worldwide sales of Novartis' Ilaris (canakinumab). In the third quarter of 2015 and 2014, technology licensing and other revenue included $2.6 million and $1.9 million, respectively, of royalties from Novartis.

Expenses
Total operating expenses increased to $745.0 million in the third quarter of 2015 from $537.3 million in the third quarter of 2014. Our average headcount in the third quarter of 2015 increased to 3,966 from 2,714 in the same period in 2014, principally in connection with expanding our research and development and commercialization activities.
Operating expenses in the third quarter of 2015 and 2014 included a total of $102.6 million and $68.1 million, respectively, of non-cash compensation expense related to employee stock option and restricted stock awards (Non-cash Compensation Expense). The increase in total Non-cash Compensation Expense in the third quarter of 2015 was primarily attributable to the higher fair market value of our Common Stock on the date of our annual employee option grants made in December 2014 compared to recent prior years.
Research and Development Expenses
Research and development expenses increased to $425.9 million in the third quarter of 2015 from $337.7 million in the same period of 2014. The following table summarizes the major categories of our research and development expenses:

Research and Development Expenses	Three Months Ended September 30,		Increase
(In millions)	2015	2014	(Decrease)
Payroll and benefits (1)	$129.2	$99.2	$30.0
Clinical trial expenses	81.2	46.7	34.5
Clinical manufacturing costs (2)	121.0	72.0	49.0
Research and other development costs	33.4	58.1	(24.7)
Occupancy and other operating costs	33.5	29.1	4.4
Cost-sharing of Bayer HealthCare and Sanofi development expenses (3)	27.6	32.6	(5.0)
Total research and development expenses	$425.9	$337.7	$88.2
(1) Includes Non-cash Compensation Expense of $52.8 million for the three months ended September 30, 2015 and $39.0 million for the three months ended September 30, 2014.
(2) Represents the full cost of manufacturing drug for use in research, preclinical development, and clinical trials, including related payroll and benefits, Non-cash Compensation Expense, manufacturing materials and supplies, drug filling, packaging, and labeling costs, depreciation, and occupancy costs of our Rensselaer manufacturing facility. Also includes Non-cash Compensation Expense of $10.8 million for the three months ended September 30, 2015 and $7.1 million for the three months ended September 30, 2014.
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
Payroll and benefits increased principally due to the increase in employee headcount and Non-cash Compensation Expense, as described above. Clinical trial expenses increased due primarily to additional costs for clinical studies of dupilumab and fasinumab, partly offset by lower REGN1033- and EYLEA-related costs. Clinical manufacturing costs increased primarily due to additional costs related to manufacturing drug supplies of dupilumab and sarilumab. Research and other development costs decreased primarily due to our 50% share ($33.8 million) of the cost of purchasing a FDA priority review voucher in the third quarter of 2014 for use with the Praluent BLA filing, partly offset by higher expenditures in connection with our expanded research activities.

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

Project Costs	Three Months Ended September 30,		Increase
(In millions)	2015	2014	(Decrease)
Praluent	$64.0	$105.1	$(41.1)
Dupilumab	101.5	36.2	65.3
Sarilumab	29.2	21.7	7.5
EYLEA	15.6	27.8	(12.2)
Other antibody candidates in clinical development	67.7	65.4	2.3
Other research programs and unallocated costs	147.9	81.5	66.4
Total research and development expenses	$425.9	$337.7	$88.2
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
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased to $210.0 million in the third quarter of 2015 from $144.0 million in the third quarter of 2014 primarily due to higher headcount and related costs, higher Non-cash Compensation Expense principally for the reason described under "Expenses" above and higher commercialization expenses related to Praluent, partly offset by lower costs associated with the Branded Prescription Drug Fee as described below. Selling, general, and administrative expenses included $36.5 million and $21.2 million of Non-cash Compensation Expense in the third quarter of 2015 and 2014, respectively.
Selling, general, and administrative expenses in the third quarter of 2014 included a $40.6 million incremental charge related to the Branded Prescription Drug Fee, which is a non-tax deductible annual fee (the Branded Prescription Drug Fee) imposed on pharmaceutical manufacturers that sell branded prescription drugs to specified government programs. In July 2014, the Internal Revenue Service (IRS) issued final regulations that provide guidance on the Branded Prescription Drug Fee. The final regulations differ in some respects from the temporary regulations previously issued by the IRS in 2011, including that a company is liable for the fee based on its branded prescription drug sales in the current year, instead of the liability only being applicable upon the first qualifying branded prescription drug sale of the following fee year under the temporary regulations. As a result of the issuance of these final IRS regulations, we began recording an estimate of the fee in the same period in which our qualifying branded prescription drug sales occur. Therefore, in the third quarter of 2014, an incremental charge was recorded to (i) recognize a liability for the estimated fee payable based on 2014 sales through the first nine months of 2014, and (ii) expense the remaining prepaid asset recorded under the previous accounting for the estimated fee payable based on 2013 sales.
Cost of Goods Sold
Cost of goods sold was $67.2 million in the third quarter of 2015 and $33.7 million in the third quarter of 2014. Cost of goods sold primarily consists of royalties, as well as costs in connection with producing U.S. EYLEA commercial supplies and various start-up costs in connection with our Limerick, Ireland commercial manufacturing facility. Cost of goods sold increased principally due to the increase in U.S. EYLEA net product sales.
Cost of Collaboration and Contract Manufacturing
Cost of collaboration and contract manufacturing, which includes costs we incur in connection with producing commercial drug supplies for Sanofi and Bayer HealthCare, increased to $41.9 million in the third quarter of 2015 from $21.9 million in the third quarter of 2014. This increase was primarily due to royalties payable to Genentech in connection with higher sales of EYLEA outside the United States, as well as the recognition of costs associated with commercial supplies of EYLEA manufactured for Bayer HealthCare.
Other Income and Expense
Total other income (net of other expenses) was $0.9 million in the third quarter of 2015 and total other expenses (net of other income) was $6.6 million in the third quarter of 2014. Interest expense in the third quarter of 2015 decreased compared to the third quarter of 2014 primarily due to conversions of a substantial principal amount of our 1.875% convertible senior notes (the Notes) since the third quarter of 2014.
Income Taxes
In the third quarter of 2015 and 2014, we recorded income tax expense of $182.9 million and $98.4 million, respectively. The effective tax rate was 46.5% and 54.1% for the third quarter of 2015 and 2014, respectively. The third quarter 2015 effective tax rate was negatively impacted, compared to the U.S. federal statutory rate, by (i) losses incurred in foreign jurisdictions with rates lower than the U.S. federal statutory rate, (ii) the non-tax deductible Branded Prescription Drug Fee, and (iii) expiration, at the end of 2014, of the federal tax credit for increased research activities. The negative impact of these items was partly offset by the positive impact of the domestic manufacturing deduction.
The effective tax rate for the third quarter of 2014 was negatively impacted, compared to the U.S. federal statutory rate, by losses incurred in foreign jurisdictions with rates lower than the U.S. federal statutory rate, the incremental charge related to the non-tax deductible Branded Prescription Drug Fee (as described above), and expiration at the end of 2013 of the federal tax credit for increased research activities.

Nine Months Ended September 30, 2015 and 2014
Net Income
Net income for the nine months ended September 30, 2015 and 2014 consists of the following:

(In millions)	2015	2014
Revenues	$3,005.7	$2,017.2
Operating expenses	(1,984.9)	(1,409.1)
Other income (expense)	(23.0)	(36.6)
Income before income taxes	997.8	571.5
Income tax expense	(516.7)	(323.5)
Net income	$481.1	$248.0
Revenues
Revenues for the nine months ended September 30, 2015 and 2014 consist of the following:

(In millions)	2015	2014
Net product sales	$1,940.0	$1,229.2
Collaboration revenue:
Sanofi	593.2	406.0
Bayer HealthCare	415.7	358.5
Total collaboration revenue	1,008.9	764.5
Technology licensing and other revenue	56.8	23.5
Total revenues	$3,005.7	$2,017.2
Net Product Sales
Net product sales consist of U.S. sales of EYLEA and ARCALYST. For the nine months ended September 30, 2015, EYLEA net product sales increased to $1,930.0 million from $1,218.8 million for the nine months ended September 30, 2014 due to higher sales volume. For the nine months ended September 30, 2015 and 2014, we also recognized ARCALYST net product sales of $9.9 million and $10.4 million, respectively.
For the nine months ended September 30, 2015 and 2014, we recorded 67% and 75%, respectively, of our total gross product revenue from sales to Besse Medical, a subsidiary of AmerisourceBergen Corporation.
Revenue from product sales is recorded net of applicable provisions for rebates and chargebacks under governmental programs, distribution-related fees, and other sales-related deductions. The following table summarizes the provisions, and credits/payments, for sales-related deductions.

(In millions)	Rebates & Chargebacks	Distribution- Related Fees	Other Sales- Related Deductions	Total
Balance as of December 31, 2014	$3.1	$21.2	$0.5	$24.8
Provision related to current period sales	41.3	88.0	6.0	135.3
Credits/payments	(38.0)	(71.0)	(6.0)	(115.0)
Balance as of September 30, 2015	$6.4	$38.2	$0.5	$45.1

Balance as of December 31, 2013	$4.4	$19.7	$0.5	$24.6
Provision related to current period sales	23.3	53.7	1.2	78.2
Credits/payments	(23.9)	(54.9)	(1.2)	(80.0)
Balance as of September 30, 2014	$3.8	$18.5	$0.5	$22.8

Sanofi Collaboration Revenue
The collaboration revenue we earned from Sanofi, as detailed below, primarily consisted of reimbursement for research and development and commercialization expenses that we incurred, partly offset by sharing of losses in connection with commercialization of antibodies, under the companies' Antibody Collaboration.

Sanofi Collaboration Revenue	Nine Months Ended September 30,
(In millions)	2015	2014
Antibody:
Reimbursement of Regeneron research and development expenses	$585.5	$405.2
Reimbursement of Regeneron commercialization-related expenses	89.1	7.0
Regeneron's share of losses in connection with commercialization of antibodies	(143.6)	(17.1)
Other	7.7	7.7
Total Antibody	538.7	402.8
Immuno-oncology:
Reimbursement of Regeneron research and development expenses	18.6	—
Other	20.0	—
Total Immuno-oncology	38.6	—
ZALTRAP:
Regeneron's share of losses in connection with commercialization of ZALTRAP	—	(4.9)
Reimbursement of Regeneron research and development expenses	0.7	3.7
Other	15.2	4.4
Total ZALTRAP	15.9	3.2
Total Sanofi collaboration revenue	$593.2	$406.0
In the first nine months of 2015, Sanofi's reimbursement of our antibody research and development expenses consisted of $145.0 million under our Antibody Discovery Agreement and $440.5 million under our License and Collaboration Agreement, compared to $131.0 million and $274.2 million, respectively, in the first nine months of 2014. The higher reimbursement of research and development costs in the first nine months of 2015, compared to the same period in 2014, was primarily due to increased research and pre-clinical activities under our Antibody Discovery Agreement and increased development activities for dupilumab, REGN2222, and Praluent.
Reimbursement of Regeneron commercialization-related expenses represents reimbursement of internal and external costs in connection with commercialization of Praluent and sarilumab. Effective in the second and fourth quarters of 2014, we and Sanofi began sharing pre-launch commercial expenses related to Praluent and sarilumab, respectively, in accordance with the companies' License and Collaboration Agreement (and, accordingly, we began recording our share of losses in connection with commercialization of Praluent and sarilumab). Sanofi provides us with an estimate of our share of the profit or loss from commercialization of antibodies for the most recent fiscal quarter; these estimates are reconciled to actual results in the subsequent fiscal quarter, and our portion of the profit or loss is adjusted accordingly, as necessary.
Following the FDA approval in July 2015, sales of Praluent for the treatment of adults with heterozygous familial hypercholesterolemia or clinical ASCVD, who require additional lowering of LDL cholesterol, commenced in the United States. Praluent net product sales, which are recorded by Sanofi, were $4.0 million in the third quarter of 2015. We and Sanofi incurred higher commercialization expenses for Praluent in the first nine months of 2015 primarily in connection with preparing for and launching the product in the United States.

In July 2015, we and Sanofi entered into a global strategic collaboration to discover, develop, and commercialize antibody-based cancer treatments in the field of immuno-oncology (as described above under "Collaboration Agreements - Collaboration with Sanofi - Immuno-Oncology"). In the third quarter of 2015, Sanofi's reimbursement of our immuno-oncology research and development expenses consisted of $12.8 million under our IO Discovery Agreement and $5.8 million under our IO License and Collaboration Agreement.
Other Sanofi immuno-oncology revenue includes recognition of deferred revenue from $640.0 million of up-front payments received in the third quarter of 2015 in connection with the execution of the IO Collaboration agreements.
In September 2003, we and Sanofi entered into a ZALTRAP Collaboration Agreement to jointly develop and commercialize ZALTRAP. Under the terms of ZALTRAP Collaboration Agreement, we and Sanofi shared profits and losses on sales of ZALTRAP outside of Japan, and we were entitled to receive a percentage of sales of ZALTRAP in Japan. Our share of the loss in connection with the commercialization of ZALTRAP in the first nine months of 2014 represents our share of the costs of commercializing ZALTRAP, partly offset by net product sales.
As described above under "Collaboration Agreements - Collaborations with Sanofi - ZALTRAP," in February 2015, we entered into an Amended ZALTRAP Agreement with Sanofi which amended and restated the ZALTRAP Collaboration Agreement. As a result, in the first quarter of 2015 we recognized $14.9 million of previously deferred revenue under the ZALTRAP Collaboration Agreement, related to (i) amounts that were previously reimbursed by Sanofi for manufacturing commercial supplies of ZALTRAP since our risk of inventory loss under the collaboration no longer existed, and (ii) the unamortized portion of up-front payments from Sanofi as we had no further performance obligations.
Bayer HealthCare Collaboration Revenue
The collaboration revenue we earned from Bayer HealthCare, as detailed below, primarily consisted of recognition of our share of profits in connection with commercialization of EYLEA outside the United States and sales milestones achieved.

Bayer HealthCare Collaboration Revenue	Nine Months Ended September 30,
(In millions)	2015	2014
EYLEA:
Regeneron's net profit in connection with commercialization of EYLEA outside the United States	$326.6	$213.3
Sales milestones	15.0	75.0
Cost-sharing of Regeneron EYLEA development expenses	6.9	26.2
Other	50.7	34.5
Total EYLEA	399.2	349.0
PDGFR-beta antibody:
Cost-sharing of REGN2176-3 development expenses	8.7	1.7
Other	7.8	7.8
Total PDGFR-beta antibody	16.5	9.5
Total Bayer HealthCare collaboration revenue	$415.7	$358.5
Regeneron's net profit in connection with commercialization of EYLEA outside the United States is summarized below.

Regeneron's Net Profit from EYLEA Sales Outside the United States	Nine Months Ended September 30,
(In millions)	2015	2014
Net product sales outside the United States	$1,000.7	$741.9
Regeneron's share of collaboration profit from sales outside the United States	$368.1	$256.8
Reimbursement of EYLEA development expenses incurred by Bayer HealthCare in accordance with Regeneron's payment obligation	(41.5)	(43.5)
Regeneron's net profit in connection with commercialization of EYLEA outside the United States	$326.6	$213.3
Bayer HealthCare records revenue from sales of EYLEA outside the United States. Bayer HealthCare provides us with an estimate of our share of the profit or loss, including the percentage of sales in Japan that we earned, from commercialization of EYLEA outside the United States for the most recent fiscal quarter; these estimates are reconciled to actual results in the subsequent fiscal quarter, and our portion of the profit or loss is adjusted accordingly, as necessary. In the first nine months of 2015 and 2014, our share of the profit we earned from commercialization of EYLEA outside the United States was partly offset by our contractual obligation to reimburse Bayer HealthCare for a portion of the agreed-upon development expenses previously incurred by Bayer HealthCare.
In the first nine months of 2015, we earned a $15.0 million sales milestone payment from Bayer HealthCare upon total aggregate net sales of specific commercial supplies of EYLEA outside the United States exceeding $200 million over a twelve-month period. In the first nine months of 2014, we earned five $15.0 million sales milestone payments from Bayer HealthCare upon total aggregate net sales of EYLEA outside the United States exceeding $500 million, $600 million, $700 million, $800 million, and $900 million, respectively, over a twelve-month period.
Cost-sharing of our global EYLEA development expenses with Bayer HealthCare decreased in the first nine months of 2015 compared to the same period in 2014. In January 2014, Bayer HealthCare decided to participate in the global development and commercialization of EYLEA outside the United States for the treatment of macular edema following BRVO. In connection with this decision, Bayer HealthCare reimbursed us $15.7 million for a defined share of the EYLEA global development costs that we had incurred prior to February 2014 for the BRVO indication, which was recognized as Bayer HealthCare collaboration revenue in the first quarter of 2014. In addition, all future agreed-upon global EYLEA development expenses incurred in connection with BRVO are being shared equally, and any future profits or losses on sales of EYLEA outside of the United States for the treatment of macular edema following BRVO are also shared (for countries other than Japan). We are entitled to receive a tiered percentage of EYLEA net sales in Japan.
Other EYLEA revenue primarily consists of reimbursement of other Regeneron EYLEA expenses, principally related to Bayer HealthCare's share of royalties payable to Genentech pursuant to a license and settlement agreement in connection with sales of EYLEA outside the United States and reimbursements for producing EYLEA commercial supplies for Bayer HealthCare. In addition, other EYLEA revenue includes recognition of deferred revenue related to EYLEA up-front and 2007 non-substantive milestone payments from Bayer HealthCare.
Cost-sharing of REGN2176-3 development expenses with Bayer HealthCare commenced in the first quarter of 2014 following the execution of the companies' PDGFR-beta antibody collaboration agreement as described above under "Collaboration Agreements - Collaborations with Bayer HealthCare - PDGFR-beta antibody outside the United States." Bayer HealthCare is also obligated to reimburse us for 50% of development milestone payments to Sanofi related to our acquisition of rights to antibodies targeting the PDGF family of receptors in May 2013. In that regard, Bayer HealthCare made a $5.0 million development milestone payment to us in the second quarter of 2015, which was recognized as revenue in the second quarter and included in "Cost-sharing of REGN2176-3 development expenses" in the table above.
Technology Licensing and Other Revenue
In connection with the amendment and extension of our VelocImmune license agreement with Astellas, in August 2010, we received a $165.0 million up-front payment, which was deferred upon receipt and is being recognized as revenue ratably over a seven-year period beginning in June 2011. In the first nine months of both 2015 and 2014, we recognized $17.7 million of revenue related to this agreement.

In connection with the February 2015 Amended ZALTRAP Agreement with Sanofi, we recorded $32.0 million of revenue in the first nine months of 2015 primarily related to manufacturing ZALTRAP commercial supplies for Sanofi and a percentage of net sales of ZALTRAP from July 1, 2014 (the effective date of the Amended ZALTRAP Agreement) through September 30, 2015.
In addition, under a June 2009 agreement with Novartis, we receive royalties on worldwide sales of Novartis' Ilaris. In the first nine months of 2015 and 2014, technology licensing and other revenue included $7.0 million and $5.4 million, respectively, of royalties from Novartis.
Expenses
Total operating expenses increased to $1,984.8 million in the first nine months of 2015 from $1,409.1 million in the first nine months of 2014. Our average headcount in the first nine months of 2015 increased to 3,535 from 2,551 in the same period in 2014, principally in connection with expanding our research and development and commercialization activities.
Operating expenses in the first nine months of 2015 and 2014 included a total of $300.7 million and $208.7 million, respectively, of Non-cash Compensation Expense. The increase in total Non-cash Compensation Expense in the first nine months of 2015 was primarily attributable to the higher fair market value of our Common Stock on the date of our annual employee option grants made in December 2014 compared to recent prior years.
Research and Development Expenses
Research and development expenses increased to $1,159.4 million in the first nine months of 2015 from $919.6 million in the same period of 2014. The following table summarizes the major categories of our research and development expenses:

Research and Development Expenses	Nine Months Ended September 30,		Increase
(In millions)	2015	2014	(Decrease)
Payroll and benefits (1)	$365.9	$288.6	$77.3
Clinical trial expenses	212.2	147.5	64.7
Clinical manufacturing costs (2)	306.0	191.5	114.5
Research and other development costs	98.6	110.4	(11.8)
Occupancy and other operating costs	97.6	85.6	12.0
Cost-sharing of Bayer HealthCare and Sanofi development expenses (3)	79.1	96.0	(16.9)
Total research and development expenses	$1,159.4	$919.6	$239.8
(1) Includes Non-cash Compensation Expense of $154.2 million for the nine months ended September 30, 2015 and $113.9 million for the nine months ended September 30, 2014.
(2) Represents the full cost of manufacturing drug for use in research, preclinical development, and clinical trials, as well as pre-launch commercial supplies which were not capitalized as inventory. Includes related payroll and benefits, Non-cash Compensation Expense, manufacturing materials and supplies, drug filling, packaging, and labeling costs, depreciation, and occupancy costs of our Rensselaer manufacturing facility. Also includes Non-cash Compensation Expense of $28.9 million for the nine months ended September 30, 2015 and $19.3 million for the nine months ended September 30, 2014.
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
Payroll and benefits increased principally due to the increase in employee headcount and Non-cash Compensation Expense, as described above. Clinical trial expenses increased primarily due to additional costs for clinical studies of dupilumab and fasinumab, partly offset by lower Praluent-, EYLEA-, and REGN1033-related costs. Clinical manufacturing costs increased primarily due to additional costs related to manufacturing drug supplies of dupilumab, Praluent, sarilumab, and, to a lesser extent, several other antibody product candidates.

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

Project Costs	Nine Months Ended September 30,		Increase
(In millions)	2015	2014	(Decrease)
Praluent	$195.2	$222.5	$(27.3)
Dupilumab	269.2	118.7	150.5
Sarilumab	67.4	65.4	2.0
EYLEA	52.4	89.0	(36.6)
Other antibody candidates in clinical development	191.4	149.1	42.3
Other research programs and unallocated costs	383.8	274.9	108.9
Total research and development expenses	$1,159.4	$919.6	$239.8
For the reasons described above under "Research and Development Expenses" for the three months ended September 30, 2015 and 2014, and due to the variability in the costs necessary to develop a pharmaceutical product and the uncertainties related to future indications to be studied, the estimated cost and scope of the projects, and our ultimate ability to obtain governmental approval for commercialization, accurate and meaningful estimates of the total cost to bring our product candidates to market are not available. Similarly, we are currently unable to reasonably estimate if our product candidates in clinical development will generate material product revenues and net cash inflows.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased to $543.6 million in the first nine months of 2015 from $344.0 million in the first nine months of 2014 primarily due to higher headcount and related costs, higher Non-cash Compensation Expense principally for the reason described under "Expenses" above, and higher commercialization-related expenses related to Praluent. Selling, general, and administrative expenses included $110.8 million and $73.6 million of Non-cash Compensation Expense in the first nine months of 2015 and 2014, respectively.
Cost of Goods Sold
Cost of goods sold was $170.6 million in the first nine months of 2015 and $91.1 million in the first nine months of 2014. Cost of goods sold primarily consists of royalties, as well as costs in connection with producing U.S. EYLEA commercial supplies and various start-up costs in connection with our Limerick, Ireland commercial manufacturing facility. Cost of goods sold increased principally due to the increase in U.S. EYLEA net product sales. In addition, in the first nine months of 2015 and 2014, cost of goods sold included inventory write-downs and reserves totaling $9.9 million and $3.5 million, respectively.
Cost of Collaboration and Contract Manufacturing
Cost of collaboration and contract manufacturing, which includes costs we incur in connection with producing commercial drug supplies for Sanofi and Bayer HealthCare, increased to $111.3 million in the first nine months of 2015 from $54.5 million in the first nine months of 2014. This increase was primarily due to the recognition of costs associated with commercial supplies of ZALTRAP, as well as royalties payable to Genentech in connection with higher sales of EYLEA outside the United States and the recognition of costs associated with commercial supplies of EYLEA manufactured for Bayer HealthCare. Under our collaboration arrangements, when the product is sold by our collaborators to third-party customers, our risk of inventory loss no longer exists, and we therefore recognize our related manufacturing costs for the sold product as cost of collaboration manufacturing. However, as described above, in February 2015, we entered into an Amended ZALTRAP Agreement with Sanofi. As a result, in the first quarter of 2015 we recognized as expense $20.2 million of previously inventoried costs for ZALTRAP commercial supplies that were shipped to Sanofi because our risk of inventory loss no longer exists under the Amended ZALTRAP Agreement.

Other Income and Expense
Total other expenses (net of other income) decreased to $23.0 million in the first nine months of 2015 from $36.6 million in the first nine months of 2014. Interest expense in the first nine months of 2015 decreased compared to the first nine months of 2014 primarily due to conversions of a substantial principal amount of our Notes since the third quarter of 2014. In addition, in the first nine months of 2015 and 2014, we recognized a $16.9 million and a $10.8 million loss, respectively, in connection with Notes which were surrendered for conversion during the respective periods.
Income Taxes
In the first nine months of 2015 and 2014, we recorded income tax expense of $516.7 million and $323.5 million, respectively. The effective tax rate was 51.8% for the first nine months of 2015 and 56.6% for the first nine months of 2014. The effective tax rate for the first nine months of 2015 was negatively impacted, compared to the U.S. federal statutory rate, by (i) losses incurred in foreign jurisdictions with rates lower than the U.S. federal statutory rate, (ii) the non-tax deductible Branded Prescription Drug Fee, and (iii) expiration, at the end of 2014, of the federal tax credit for increased research activities. The negative impact of these items was partly offset by the positive impact of the domestic manufacturing deduction.
The effective tax rate for the first nine months of 2014 was negatively impacted, compared to the U.S. federal statutory rate, by (i) losses incurred in foreign jurisdictions with rates lower than the federal statutory rate, (ii) expiration at the end of 2013 of the federal tax credit for increased research activities, (iii) the incremental charge related to the non-tax deductible Branded Prescription Drug Fee (as described above), and (iv) New York State tax legislation enacted in the first quarter of 2014. This tax legislation reduced the New York State income tax rate to zero percent for "qualified manufacturers," including Regeneron, effective in 2014; however, it also resulted in the reduction of our related deferred tax assets as a discrete item in the first quarter of 2014. As a result, this tax legislation caused a net increase in our effective tax rate by 2.2% for the first nine months of 2014.

Liquidity and Capital Resources
The sources and uses of cash discussion below reflects certain revisions to previously-issued financial statements. See Notes 1 and 4 of the Notes to Condensed Consolidated Financial Statements for a description of such revisions.
Sources and Uses of Cash for the Nine Months Ended September 30, 2015 and 2014
As of September 30, 2015, we had $1,577.0 million in cash, cash equivalents, and marketable securities compared with $1,360.6 million as of December 31, 2014. Additionally, as of September 30, 2015, we had borrowing availability of $750.0 million under a revolving credit facility that was entered into during the first quarter of 2015 (see further description under "Credit Facility" below).
Cash Provided by Operating Activities
Net cash provided by operating activities was $1,049.0 million in the first nine months of 2015. Our net income of $481.1 million in the first nine months of 2015 included Non-cash Compensation Expense of $300.7 million and depreciation and amortization of $52.0 million. In addition, deferred tax assets as of September 30, 2015 increased by $66.0 million, compared to December 31, 2014, primarily due to an increase in Non-cash Compensation Expense, partly offset by an increase in deferred tax liabilities associated with earnings of foreign subsidiaries.
As of September 30, 2015, Sanofi, Bayer HealthCare, and trade accounts receivable increased by $462.9 million, compared to December 31, 2014, primarily due to higher U.S. EYLEA sales and higher amounts due from Sanofi in connection with the companies' Antibody Collaboration. Inventories as of September 30, 2015 increased by $81.5 million, compared to December 31, 2014, primarily due to increased production of EYLEA commercial supplies as well as capitalization of Praluent inventory. Deferred revenue increased by $624.1 million as of September 30, 2015, compared to December 31, 2014, primarily due to $640.0 million of upfront payments received from Sanofi in connection with the companies' IO Collaboration. Accounts payable, accrued expenses, and other liabilities increased by $164.7 million as of September 30, 2015, compared to December 31, 2014, primarily due to (i) higher accruals for sales-related charges and deductions, and royalties related to EYLEA, (ii) higher expenditures in connection with our expanding research and development activities, (iii) higher payroll and payroll-related costs, and (iv) higher tax-related liabilities.
Net cash provided by operating activities was $554.3 million in the first nine months of 2014. Our net income of $248.0 million in the first nine months of 2014 included Non-cash Compensation Expense of $208.7 million and depreciation and amortization of $38.6 million. In addition, deferred tax assets as of September 30, 2014 increased by $34.2 million, compared to end-of-year 2013, primarily due to an increase in Non-cash Compensation Expense and a credit for alternative minimum tax paid, partly offset by the reduction of our deferred tax assets related to the New York State tax legislation enacted in the first quarter of 2014, which reduced our New York State income tax rate to zero percent effective in 2014.
As of September 30, 2014, Sanofi, Bayer HealthCare, and trade accounts receivable decreased by $53.6 million, compared to December 31, 2013, primarily due to lower trade accounts receivable resulting from shortened payment terms to certain of our U.S. EYLEA customers effective January 2014, partly offset by higher amounts receivable from Bayer HealthCare in connection with the commercialization of EYLEA outside the United States. Inventories increased by $50.9 million, compared to December 31, 2013, primarily in connection with increased production of EYLEA commercial supplies. Accounts payable, accrued expenses, and other liabilities increased by $76.5 million at September 30, 2014, compared to December 31, 2013, primarily due to higher accruals for sales-related charges, including the impact of the Branded Prescription Drug Fee incremental charge as described above, and higher accruals related to various clinical studies and capital expenditures.
Cash Used in Investing Activities
Net cash used in investing activities was $784.3 million and $477.4 million in the first nine months of 2015 and 2014, respectively. In the first nine months of 2015 and 2014, purchases of marketable securities exceeded sales or maturities by $284.1 million and $262.0 million, respectively. Capital expenditures were $500.2 million and $215.5 million in the first nine month of 2015 and 2014, respectively. Capital expenditures in the first nine months of 2015 primarily included costs in connection with renovations of our Limerick, Ireland manufacturing facility, tenant improvement and associated costs related to two new buildings at our leased Tarrytown, New York facilities, and expansion of our Rensselaer, New York manufacturing facilities. In addition, in April 2015, we acquired an approximate 100-acre parcel of undeveloped land adjacent to our current Tarrytown, New York location for an aggregate purchase price of $73.0 million. We intend to develop this property to accommodate and support our growth, primarily in connection with expanding our existing research and development and office space. Capital expenditures in the first nine months of 2014 primarily included costs in connection with expanding our Rensselaer, New York manufacturing facilities, tenant improvement and associated costs related to our leased facilities in Tarrytown, New York, and the acquisition and renovations of our Limerick, Ireland manufacturing facility.

Cash (Used in) Provided by Financing Activities
Net cash used in financing activities was $258.8 million in the first nine months of 2015 and net cash provided by financing activities was $34.1 million in the first nine months of 2014. In the first nine months of 2015, proceeds in connection with facility and capital leases obligations primarily relates to reimbursements of $27.4 million we received from our landlord for tenant improvement costs in connection with our leased facilities in Tarrytown, New York. In the first nine months of 2015 and 2014, $146.0 million and $61.1 million principal amount of our Notes, respectively, that was previously surrendered for conversion was settled. In accordance with the terms of the Notes, we elected to settle these conversion obligations through a combination of cash, in an amount equal to the principal amount of the converted Notes, and shares of our Common Stock in respect of any amounts due in excess thereof. Also during the first nine months of 2015 and 2014, we paid an aggregate amount of $523.5 million and $143.0 million, respectively, to warrant holders to reduce the maximum number of shares of Common Stock issuable upon exercise of the warrants. Proceeds from issuances of Common Stock, in connection with exercises of employee stock options, were $150.4 million in the first nine months of 2015, compared to $80.8 million in the first nine months of 2014. In addition, payments for employee tax obligations in connection with stock option exercises and vesting of restricted stock were $71.7 million in the first nine months of 2015 compared to $175.9 million in the first nine months of 2014. Cash flows from financing activities also increased by $305.6 million and $334.1 million in the first nine months of 2015 and 2014, respectively, due to utilization of excess tax benefits in connection with stock option exercises, which offset cash tax obligations.
Credit Facility
In March 2015, we entered into an agreement with a syndicate of lenders (the Credit Agreement) which provides for a $750.0 million senior unsecured five-year revolving credit facility (the Credit Facility). The Credit Agreement includes an option for us to elect to increase the commitments under the Credit Facility and/or to enter into one or more tranches of term loans in the aggregate principal amount of up to $250.0 million subject to the consent of the lenders providing the additional commitments or term loans, as applicable, and certain other conditions. Proceeds of the loans under the Credit Facility may be used to finance working capital needs, and for general corporate or other lawful purposes, of Regeneron and its subsidiaries. The Credit Agreement also provides a $100.0 million sublimit for letters of credit. The Credit Agreement includes an option for us to elect to extend the maturity date of the Credit Facility beyond March 2020, subject to the consent of the extending lenders and certain other conditions. Amounts borrowed under the Credit Facility may be prepaid, and the commitments under the Credit Facility may be terminated, at any time without premium or penalty. We had no borrowings outstanding under the Credit Facility as of September 30, 2015.
The Credit Agreement contains financial and operating covenants. Financial covenants include a maximum total leverage ratio and a minimum interest expense coverage ratio. We were in compliance with all covenants of the Credit Facility as of September 30, 2015.
Immuno-Oncology Collaboration with Sanofi
As described above under "Collaboration Agreements - Collaborations with Sanofi," in July 2015, we and Sanofi entered into a global strategic collaboration to discover, develop, and commercialize antibody-based cancer treatments in the field of immuno-oncology. The IO Collaboration is governed by an IO Discovery Agreement and an IO License and Collaboration Agreement. In connection with the IO Discovery Agreement, Sanofi made a $265.0 million non-refundable upfront payment to us. Pursuant to the IO Discovery Agreement, we will spend up to $1,090.0 million to identify and validate potential immuno-oncology targets and develop therapeutic antibodies against such targets through clinical proof-of-concept. Sanofi will reimburse us for up to $825.0 million of these costs, subject to certain annual limits (including an annual limit of $55.0 million in 2015), to identify and validate potential immuno-oncology targets and develop therapeutic antibodies against such targets through clinical proof-of-concept. Pursuant to the IO Discovery Agreement, we will be primarily responsible for the design and conduct of all research activities, including target identification and validation, antibody development, preclinical activities, toxicology studies, manufacture of preclinical and clinical supplies, filing of IND Applications, and clinical development through proof-of-concept. We will reimburse Sanofi for half of the development costs they funded that are attributable to clinical development of antibody product candidates under the IO Discovery Agreement from our share of future profits, if any, from commercialized products to the extent they are sufficient for this purpose. However, we are not required to apply more than 10% of our share of the profits from IO Collaboration products in any calendar quarter towards reimbursing Sanofi for these development costs. With regard to product candidates for which proof-of-concept is established, Sanofi will have the option to license rights to the product candidate pursuant to the IO License and Collaboration Agreement (as further described below). If Sanofi does not exercise its option to license rights to a product candidate, we will retain the exclusive right to develop and commercialize such product candidate and Sanofi will be entitled to receive a royalty on sales.
In connection with the IO License and Collaboration Agreement, Sanofi made a $375.0 million non-refundable upfront payment to us. If Sanofi exercises its option to license rights to a product candidate thereunder, it will co-develop the drug candidate with us through product approval. Principal control of development of each product candidate that enters development under the IO License and Collaboration Agreement will alternate between us and Sanofi on a candidate-by-candidate basis. Sanofi will fund drug candidate development costs up front for the candidates for which it is the principal controlling party and we will reimburse half of the total development costs for all such candidates from our share of future profits to the extent they are sufficient for this purpose, subject to the same 10% reimbursement limitation described above. In addition, we and Sanofi will share equally, on an ongoing basis, the development costs for the drug candidates for which we are the principal controlling party. The party having principal control over the development of a product candidate will also lead the commercialization activities for such product candidate in the United States. For all products commercialized under the IO License and Collaboration Agreement, Sanofi will lead commercialization activities outside of the United States. Each party will have the right to co-promote licensed products in countries where it is not the lead commercialization party. The parties will share equally in any profits from worldwide sales of collaboration products. We are obligated to use commercially reasonable efforts to supply clinical requirements of each drug candidate under the IO License and Collaboration Agreement until commercial supplies of that IO drug candidate are being manufactured.
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
Fasinumab Collaboration with Mitsubishi Tanabe Pharma
As described above under "Collaboration Agreements - Collaborations with Mitsubishi Tanabe Pharma," in September 2015, we and MTPC entered into a collaboration agreement providing MTPC with development and commercial rights to fasinumab in Japan and certain other countries in Asia. In connection with the agreement, MTPC made a $10.0 million non-refundable upfront payment, and we are entitled to receive up to an aggregate of $65.0 million in development milestones achieved by us and $150.0 million in other contingent payments, primarily related to development milestones achieved by MTPC.
Under the agreement, we are obligated to manufacture and supply MTPC with clinical and commercial supplies of fasinumab. If fasinumab is commercialized in the MTPC Territories, we will supply the product to MTPC at a tiered purchase price, which ranges from 30% to 50% of net sales of the product (subject to adjustment in certain circumstances), and are eligible for additional payments up to an aggregate of $100.0 million upon the achievement of specified annual net sales amounts starting at $200 million.
Tarrytown, New York Lease
In April 2013, we entered into a new lease agreement for approximately 297,000 square feet of additional new laboratory and office space to be constructed in two new buildings (the Buildings), which was completed in the third quarter of 2015, at our current Tarrytown, New York location. The term of the lease, which commenced during the second half of 2014, is approximately 15 years and contains three renewal options to extend the term of the lease by five years each. The lease provides for (i) monthly payments over its term, which will commence in the fourth quarter of 2015 and will be based on the landlord's costs of construction and tenant allowances, and (ii) additional charges for utilities, taxes, and operating expenses. Based upon various factors, including our involvement in the Buildings' construction and our responsibility for directly paying for a substantial portion of tenant improvements, we are deemed, in substance, to be the owner of the landlord's Buildings in accordance with the application of Financial Accounting Standards Board (FASB) authoritative guidance. Consequently, in addition to capitalizing the tenant improvements, we capitalize the landlord's costs of constructing these new facilities, offset by a corresponding facility lease obligation. In addition, we recognize, as additional facility lease obligation, reimbursements from our landlord for tenant improvement costs that we incurred since, under FASB authoritative guidance, such payments that we receive from our landlord are deemed to be a financing obligation. We will allocate a portion of our future lease payments to the Buildings and the land on which the Buildings were constructed. The land element of the lease is treated for accounting purposes as an operating lease. As of September 30, 2015 and December 31, 2014, the Buildings' facility lease obligation balance was $207.1 million and $152.8 million, respectively.

Capital Expenditures
Our cash expenditures for property, plant, and equipment totaled $500.2 million in the first nine months of 2015 and $215.5 million in the first nine months of 2014 (as described under "Cash Used in Investing Activities" above). We expect to incur capital expenditures of approximately $125 million to $175 million in the fourth quarter of 2015 primarily in connection with renovating our new Limerick, Ireland facility, tenant improvements primarily related to the Buildings at our leased Tarrytown, New York facilities, and expanding and renovating a portion of our manufacturing facilities at our Rensselaer, New York facility.
Funding Requirements
We expect continued increases in our expenditures, particularly in connection with our research and development activities (including preclinical and clinical testing), capital expenditures, costs related to the preparation for potential commercialization of our late-stage antibody product candidates, and commercialization of EYLEA and Praluent. We believe that our existing capital resources, borrowing availability under our revolving credit facility, funds generated by anticipated EYLEA net product sales, and, as described above under "Collaboration Agreements," funding for reimbursement of research and development costs that we are entitled to receive under our collaboration agreements with Sanofi and Bayer HealthCare, will enable us to meet our projected operating needs for the foreseeable future.
Under our Antibody Collaboration with Sanofi and our collaboration with Bayer HealthCare for EYLEA outside the United States, we and our collaborator share profits and losses in connection with commercialization of drug products. Profits or losses under each collaboration are measured by calculating net sales less cost of goods sold and shared commercialization and other expenses. If the applicable collaboration is profitable, we have contingent contractual obligations to reimburse Sanofi and Bayer HealthCare for a defined percentage (generally 50%) of agreed-upon development expenses funded by Sanofi and Bayer HealthCare. These reimbursements would be deducted each quarter, in accordance with a formula, from our share of the collaboration profits (and, for our EYLEA collaboration with Bayer HealthCare, our percentage on product sales in Japan) otherwise payable to us, unless, in some cases, we elect to reimburse these expenses at a faster rate. In particular, as of December 31, 2014, our contingent reimbursement obligation to Bayer HealthCare for EYLEA was approximately $262 million and our contingent reimbursement obligation to Sanofi in connection with the companies' Antibody Collaboration was approximately $1,308 million. Therefore, we expect that, for the foreseeable future, a portion of our share of profits from sales of EYLEA outside the United States and a portion of our share of profits, if any, from sales of Praluent will be used to reimburse our collaborator for this obligation.
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
The amount we need to fund operations will depend on various factors, including revenues from net product sales, the potential regulatory approval and commercialization of our product candidates and the timing thereof, the status of competitive products, the success of our research and development programs, the potential future need to expand our professional and support staff and facilities, the status of patents and other intellectual property rights (and future litigation related thereto), the delay or failure of a clinical trial of any of our potential drug candidates, and the continuation, extent, and success of our collaborations (in particular those with Sanofi and Bayer HealthCare). Clinical trial costs are dependent, among other things, on the size and duration of trials, fees charged for services provided by clinical trial investigators and other third parties, the costs for manufacturing the product candidate for use in the trials, and for supplies, laboratory tests, and other expenses. The amount of funding that will be required for our clinical programs depends upon the results of our research and preclinical programs and early-stage clinical trials, regulatory requirements, the duration and results of clinical trials underway and of additional clinical trials that we decide to initiate, and the various factors that affect the cost of each trial as described above.
In addition to our anticipated commercialization costs for EYLEA and Praluent, our commercialization costs over the next few years will depend on, among other things, whether or not our antibody product candidates in later stage clinical development receive regulatory approval, the market potential for product candidates, and the commercialization terms of our collaboration agreements, if applicable (whereby some or all commercialization costs may be shared with our collaborators). Currently, we are required to pay royalties on sales of certain commercial products. In the future, if we are able to successfully develop, market, and sell certain of our product candidates, we may be required to pay additional royalties or share the profits from such sales pursuant to our license or collaboration agreements. In addition, under the provisions of the PPACA and the Health Care and Education Reconciliation Act of 2010, the Branded Prescription Drug Fee is imposed on pharmaceutical manufacturers that sell branded prescription drugs to specified government programs. This fee is allocated to companies, including Regeneron, based on their market share of total branded prescription drug sales into these government programs.
As described above, in the first nine months of 2015 and 2014, we made cash payments of $71.7 million and $175.9 million, respectively, for employee tax obligations in connection with stock option exercises and vesting of restricted stock. Future cash requirements for such payments will depend on various factors, including the level of stock option grants and exercises and the sales prices of our Common Stock, and may continue to be substantial.
We expect that expenses related to the filing, prosecution, defense, and enforcement of patents and other intellectual property will be substantial.
In the third and fourth quarters of 2015, we received notifications that an additional $20.5 million aggregate principal amount of our Notes were surrendered for conversion, and settlement is anticipated during the fourth quarter of 2015. We elected to settle these conversion obligations through a combination of cash and shares (total payment will be based on the average of the volume-weighted-average prices of the Common Stock during the 40 trading-day cash settlement averaging period specified in the indenture governing the Notes). In connection with these Note conversions, we exercised a proportionate amount of our Note hedges, for which we expect to receive shares of Common Stock approximately equal to the number of shares we will be required to issue to settle the non-cash portion of the related Note conversions. In future periods, other holders of these debt securities may surrender their Notes for conversion.
We may also from time to time seek to repurchase or retire our outstanding Notes, or other outstanding securities, through cash purchases or exchanges for other securities, in open market purchases, privately negotiated transactions, or otherwise.
Due primarily to the amounts of our tax credit carry-forwards available for tax purposes, which totaled approximately $146 million as of December 31, 2014, and potential excess tax benefits in connection with stock option exercises, we expect our cash income tax payments for 2015 to be significantly less than the income tax expense recorded in our financial statements in 2015, which is based on an effective tax rate. However, we expect our cash income tax payments in 2015 to be substantially higher than such payments in 2014.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risks, and the way we manage them, are summarized in Part II, Item 7A, "Quantitative and Qualitative Disclosures Around Market Risk" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (filed February 12, 2015). There have been no material changes to our market risks or to our management of such risks as of September 30, 2015.
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

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are a party to legal proceedings in the course of our business, including those described in our Annual Report on Form 10-K for the year ended December 31, 2014 (filed February 12, 2015), our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 (filed May 7, 2015), our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 (filed August 4, 2015), and those described below. The outcome of any such proceedings, regardless of the merits, is inherently uncertain. For a description of risks relating to these and other legal proceedings we face, see Part II, Item 1A. "Risk Factors," including the discussion under the headings entitled "Risks Related to Intellectual Property and Market Exclusivity," "Regulatory and Litigation Risks," and "Risks Related to Our Common Stock."
Proceedings Relating to '287 Patent and '018 Patent
As previously reported, we are parties to patent infringement litigation involving our European Patent No. 1,360,287 (the '287 Patent) and our U.S. Patent No. 8,502,018 (the '018 Patent), both of which concern genetically altered mice capable of producing chimeric antibodies that are part human and part mouse.
On October 19, 2015, following the grant of our European Patent No. 2,264,163 (the '163 Patent) by the European Patent Office, we added an infringement claim based on the '163 Patent to our '287 Patent infringement litigation against Kymab Ltd and Novo Nordisk A/S in the English High Court of Justice, Chancery Division, Patents Court, in London (previously consolidated into a single case). Both Kymab and Novo Nordisk counterclaimed alleging invalidity of the '163 Patent. A trial to adjudicate the claims of infringement and invalidity of the '287 Patent and the '163 Patent is currently set to begin in the week of November 16, 2015.
On November 2, 2015, the United States District Court for the Southern District of New York issued an opinion and order in our '018 Patent infringement litigation against Merus B.V. finding that the '018 Patent was procured by inequitable conduct, thus rendering it unenforceable. We plan to appeal the court's order.
Proceedings Relating to Praluent (alirocumab) Injection
As previously reported, we are currently a party to a patent infringement action initiated by Amgen Inc. against us and Sanofi relating to Praluent, which we are jointly developing and commercializing with Sanofi. On September 15, 2015, Amgen filed a motion for leave to file a supplemental and second amended complaint. The complaint alleges, among other things, willful infringement of the asserted patents, which would entitle Amgen to treble damages if the court finds willful infringement. We and Sanofi have opposed the motion, and the parties are awaiting the court's decision on the motion. The trial is currently set to begin on March 7, 2016, and a permanent injunction hearing (which would be held if the court finds infringement by us and Sanofi) is currently scheduled to begin on March 23, 2016.
Proceedings Relating to Patents Owned by Genentech and City of Hope
As previously reported, we and Sanofi-Aventis U.S. LLC are parties to litigation concerning U.S. Patent No. 7,923,221 (the '221 Patent), which is jointly owned by Genentech, Inc. and City of Hope and relates to the production of recombinant antibodies in host cells. On September 17, 2015, Genentech and City of Hope answered the complaint previously filed by us and Sanofi and counterclaimed, alleging that we and Sanofi infringe the '221 Patent and seeking, among other types of relief, damages and a permanent injunction. On November 2, 2015, the court set a tentative trial date beginning on September 27, 2016.
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

Risks Related to Commercialization of EYLEA
We are substantially dependent on the success of EYLEA. If we or Bayer HealthCare are unable to continue to successfully commercialize EYLEA, our business, prospects, operating results, and financial condition will be materially harmed.
EYLEA net sales represent a substantial portion of our revenues and this concentration of our net sales in a single product makes us substantially dependent on that product. For the nine months ended September 30, 2015 and 2014, EYLEA net sales in the United States represented 64% and 60% of our total revenues, respectively. If we were to experience difficulty with the commercialization of EYLEA in the United States, if Bayer HealthCare were to experience any difficulty with the commercialization of EYLEA outside the United States, or if we and Bayer HealthCare are unable to maintain current marketing approvals of EYLEA, we may experience a reduction in revenue and may not be able to sustain profitability, and our business, prospects, operating results, and financial condition would be materially harmed.
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

•
our ability to effectively communicate to the marketplace the benefits of the dosing regimen of EYLEA as compared to the dosing regimen of Lucentis® (ranibizumab), and the willingness of retinal specialists and patients to switch from Lucentis or off-label use of repackaged Avastin® (bevacizumab) to EYLEA;

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

•
the effect of existing and new health care laws and regulations currently being considered or implemented in the United States, including reporting and disclosure requirements of such laws and regulations and the potential impact of such requirements on physician prescription practices.

More detailed information about the risks related to the commercialization of EYLEA is provided below.
We and Bayer HealthCare are subject to significant ongoing regulatory obligations and oversight with respect to EYLEA. If we or Bayer HealthCare fail to maintain regulatory compliance for EYLEA, EYLEA marketing approval may be withdrawn, which would materially harm our business, prospects, operating results, and financial condition.
We and Bayer HealthCare are subject to significant ongoing regulatory obligations and oversight with respect to EYLEA for its currently approved indications in the United States, EU, and other countries where the product is approved. If we or Bayer HealthCare fail to maintain regulatory compliance for EYLEA for its currently approved indications (including for any of the reasons discussed below under "Risks Related to Maintaining Approval of Our Marketed Products and the Development and Obtaining Approval of Our Product Candidates and New Indications for Our Marketed Products - Obtaining and maintaining regulatory approval for drug products is costly, time-consuming, and highly uncertain"), EYLEA marketing approval may be withdrawn, which would materially harm our business, prospects, operating results, and financial condition. Failure to comply may also subject us to sanctions, product recalls, or withdrawals of previously approved marketing applications. See also "Risks Related to Manufacturing and Supply - If we fail to meet the stringent requirements of governmental regulation in the manufacture of drug products or product candidates, we could incur substantial remedial costs, delays in the development or approval of our product candidates or new indications for our marketed products and/or in their commercial launch if they obtain regulatory approval, and a reduction in sales" below.

Serious complications or side effects in connection with the use of EYLEA could materially harm our business, prospects, operating results, and financial condition.
Serious complications or serious, unexpected side effects in connection with the use of EYLEA could materially harm our business, prospects, operating results, and financial condition. For additional information about some of these risks, see "Risks Related to Maintaining Approval of Our Marketed Products and the Development and Obtaining Approval of Our Product Candidates and New Indications for Our Marketed Products - Serious complications or side effects in connection with the use of our products and in clinical trials for our product candidates and new indications for our marketed products could cause our regulatory approvals to be revoked or limited or lead to delay or discontinuation of development of our product candidates or new indications for our marketed products, which could severely harm our business, prospects, operating results, and financial condition" below.
Sales of EYLEA are dependent on the availability and extent of reimbursement from third-party payers, and changes to such reimbursement may materially harm our business, prospects, operating results, and financial condition.
Our sales in the United States of EYLEA are dependent, in large part, on the availability and extent of reimbursement from third-party payers, including private payer healthcare and insurance programs, health maintenance organizations, pharmacy benefit management companies, and government programs such as Medicare and Medicaid. Sales of EYLEA in other countries are dependent, in large part, on similar programs in those countries. In the United States, there is an increased focus from the federal government and others on analyzing the impact of various regulatory programs on the federal deficit, which could result in increased pressure on federal programs to reduce costs, including limiting federal healthcare expenditures. Economic pressure on state budgets may also have a similar impact. A reduction in the availability or extent of reimbursement from U.S. government programs could have a material adverse effect on the sales of EYLEA. Since EYLEA is too expensive for most patients to afford without health insurance coverage, if adequate coverage and reimbursement by third-party payers, including Medicare and Medicaid in the United States, is not available, our ability to successfully commercialize EYLEA will be materially adversely impacted. Our sales and potential profits and our business, prospects, operating results, and financial condition would be materially harmed. See also "Risks Related to Commercialization of Products - The successful commercialization of our marketed products, as well as our late-stage product candidates or new indications for our marketed products, if approved, will depend on obtaining and maintaining coverage and reimbursement for use of these products from third-party payers, including Medicare and Medicaid in the United States, and these payers may not cover or adequately reimburse for use of our products or may do so at levels that make our products uncompetitive and/or unprofitable, which would materially harm our business, prospects, operating results, and financial condition" below.
The commercial success of EYLEA is subject to strong competition.
The market for eye disease products is very competitive. Novartis and Genentech/Roche are collaborating on the commercialization and further development of a VEGF antibody fragment, Lucentis, for the treatment of wet AMD, macular edema following RVO, DME, visual impairment due to mCNV, diabetic retinopathy in patients with DME, and other eye indications. Lucentis was approved by the FDA in June 2006 for the treatment of wet AMD, in June 2010 for the treatment of macular edema following RVO (including CRVO and BRVO), in August 2012 for the treatment of DME, and in February 2015 for the treatment of diabetic retinopathy in patients with DME. Lucentis was also approved by the EMA for wet AMD in January 2007, for DME in January 2011, for the treatment of macular edema following RVO (including CRVO and BRVO) in June 2011, and for mCNV in July 2013. Competitors are also exploring the development of a biosimilar version of Lucentis; in particular, Pfenex Inc. is developing PF582 (currently in a Phase 1b/2a trial in patients with wet AMD), and Formycon AG (in collaboration with bioeq GmbH) is developing FYB201 (currently in a Phase 3 trial in patients with wet AMD). Other competitive or potentially competitive products include Allergan's Ozurdex® (dexamethasone intravitreal implant) (approved by the FDA in June 2009 for the treatment of macular edema following RVO and in September 2014 for the treatment of DME) and Alimera Sciences' Iluvien® (fluocinolone acetonide intravitreal implant) (approved by the FDA in September 2014 for the treatment of DME in patients who have been previously treated with a course of corticosteroids and did not have a clinically significant rise in intraocular pressure), both of which are intravitreal implants of corticosteroids.

Many other companies are working on the development of product candidates and extended delivery devices for the potential treatment of wet AMD, DME, and RVO, including those that act by blocking VEGF and VEGF receptors, as well as small interfering ribonucleic acids (siRNAs) that modulate gene expression. For example, Genentech/Roche is developing a Lucentis port delivery system implant (currently in a Phase 2 study in patients with wet AMD). Novartis is developing ESBA1008 (RTH258), a humanized monoclonal single-chain FV (scFv) antibody fragment targeting VEGF-A for wet AMD, and initiated a non-inferiority Phase 3 trial comparing RTH258 (ESBA1008) and EYLEA in December 2014. Allergan is developing abicipar pegol (an anti-VEGF-A DARPin®) for wet AMD and related conditions (currently studied in Phase 3 trials against Lucentis as a comparator drug). Additionally, companies are developing products (or combinations of products) to treat wet AMD that act by blocking VEGF and VEGF receptors, as well as other targets (for example, PDGF). Ophthotech Corporation is developing Fovista™, an aptamer directed against platelet-derived growth factor subunit B (PDGF-B), as a product candidate intended to be used in combination with an anti-VEGF therapy in wet AMD. In 2013, Ophthotech initiated Phase 3 trials in AMD evaluating multiple combinations of Fovista, including Lucentis + Fovista, Avastin + Fovista, and EYLEA + Fovista. Genentech/Roche is developing a bi-specific antibody targeting both VEGF and Ang2 for wet AMD (currently in a Phase 2 trial in patients with wet AMD). Competitors are also developing eye-drop formulations, oral therapies, and gene/cell therapies for various indications that, if approved, would compete with EYLEA in one or more of its currently approved indications.
In addition, ophthalmologists are using with success off-label, third-party repackaged versions of Genentech/Roche's approved VEGF antagonist, Avastin, for the treatment of wet AMD, DME, and RVO. The relatively low cost of therapy with repackaged Avastin in patients with wet AMD presents a significant competitive challenge in this indication. Competitors (including Amgen) are also developing a biosimilar version of Avastin. Long-term, controlled clinical trials comparing Lucentis to Avastin in the treatment of wet AMD are being conducted. One-year data from the Comparison of Age-Related Macular Degeneration Treatments Trial (CATT) were reported in April 2011 and indicated that Avastin dosed monthly was non-inferior to Lucentis dosed monthly in the primary efficacy endpoint of mean visual acuity gain at 52 weeks. Two-year data from CATT were reported in April 2012 and indicated that monthly Avastin was non-inferior to monthly Lucentis in mean visual acuity gain; as-needed dosing was not non-inferior to monthly dosing. Avastin is also being evaluated in eye diseases in trials that have been initiated in the United Kingdom, Canada, Brazil, Mexico, Germany, Israel, and other countries. Furthermore, Lucentis and off-label use of repackaged Avastin present significant competitive challenges as doctors and patients have had significant experience using these medicines. Moreover, the reported results of the CATT study, combined with the relatively low cost of repackaged Avastin in treating patients with wet AMD, may well exacerbate the competitive challenge which EYLEA faces in this or other eye indications for which it may be approved. Finally, ZALTRAP has not been manufactured and formulated for use in intravitreal injections, and while we believe that ZALTRAP would not be well tolerated if administered directly to the eye, there is a risk that third parties may attempt to repackage ZALTRAP for off-label use and sale for the treatment of wet AMD and other diseases of the eye, which would present a potential low-cost competitive threat to EYLEA for its approved indications. See also "Risks Related to Commercialization of Products - We may be unsuccessful in continuing the commercialization of our marketed products or in commercializing our product candidates or new indications for our marketed products, if approved, which would materially and adversely affect our business, profitability, and future prospects" below.
We rely on our collaboration with Bayer HealthCare for commercializing EYLEA.
While we have established our own sales and marketing organization for EYLEA in the United States for its currently approved indications, our commercialization experience is still relatively limited and we have no sales, marketing, commercial, or distribution capabilities outside the United States.
Under the terms of our license and collaboration agreement with Bayer HealthCare (which is terminable by Bayer HealthCare at any time upon six or twelve months' advance notice), we rely on Bayer HealthCare for sales, marketing, and distribution of EYLEA in countries outside the United States. If we and Bayer HealthCare are unsuccessful in continuing to commercialize EYLEA, our ability to sustain profitability would be materially impaired. We have limited commercial capabilities outside the United States and would have to develop or outsource these capabilities. Therefore, termination of the Bayer HealthCare collaboration agreement would create substantial new and additional risks to the successful development and commercialization of EYLEA, particularly outside the United States. For additional information regarding our collaboration with Bayer HealthCare, see "Risks Related to Our Reliance on Third Parties - If our collaboration with Bayer HealthCare for EYLEA is terminated, or Bayer HealthCare materially breaches its obligations thereunder, our business, prospects, operating results, and financial condition, and our ability to continue to develop EYLEA and commercialize EYLEA outside the United States in the time expected, or at all, would be materially harmed" below.

Sales of EYLEA recorded by us and Bayer HealthCare could be reduced by imports from countries where EYLEA may be available at lower prices.
Our sales of EYLEA in the United States and Bayer HealthCare's sales of EYLEA in other countries may be reduced if EYLEA is imported into those countries from lower priced markets, whether legally or illegally (a practice known as parallel trading or reimportation). Parallel traders (who may repackage or resize the original product or sell it through alternative channels such as mail order or the Internet) take advantage of the price differentials between markets arising from factors including sales costs, market conditions (such as intermediate trading stages), tax rates, or national regulation of prices. Under our arrangement with Bayer HealthCare, pricing and reimbursement for EYLEA outside the United States is the responsibility of Bayer HealthCare. Prices for EYLEA in territories outside the United States are based on local market economics and competition and are likely to differ from country to country. In the United States, prices for pharmaceuticals are generally higher than in the bordering nations of Canada and Mexico and our sales of EYLEA in the United States may be reduced if EYLEA marketed in those nations is imported into the United States. Parallel-trading practices also are of particular relevance to the EU, where they have been encouraged by the current regulatory framework. These types of imports may exert pressure on the pricing of EYLEA in a particular market or reduce our or Bayer HealthCare's sales, thereby adversely affecting our results of operations. In addition, there have been proposals to legalize the import of pharmaceuticals from outside the United States. If such legislation were enacted, our future revenues derived from EYLEA sales could be reduced.
Risks Related to Commercialization of Praluent
If we and Sanofi are unable to successfully commercialize Praluent, our business, prospects, operating results, and financial condition may be materially harmed.
We expect that the commercial success of Praluent will depend on many factors, including the following:

•
effectiveness of the commercial strategy in and outside the United States for the marketing of Praluent, including pricing strategy and the effectiveness of efforts to obtain, and the timing of obtaining, adequate third-party reimbursements;

•	our and Sanofi's ability to effectively communicate to the marketplace the benefits of Praluent;

•
the ability of patients and providers to obtain and maintain sufficient coverage and reimbursement from third-party payers, including Medicare and Medicaid in the United States and other government and private payers in the United States and foreign jurisdictions;

•	our and Sanofi's ability to maintain sales of Praluent in the face of competitive products, including those currently in clinical development;

•
the impact of post-approval studies of Praluent (including the ongoing ODYSSEY OUTCOMES trial prospectively assessing the potential of Praluent to demonstrate cardiovascular benefit), whether conducted by us or by others and whether mandated by regulatory agencies or voluntary, and other data about Praluent (or data about products similar to Praluent that implicate an entire class of products or are perceived to do so);

•	our ability to meet the demand for commercial supplies of Praluent;

•
the effect of existing and new health care laws and regulations currently being considered or implemented in the United States, including reporting and disclosure requirements of such laws and regulations and the potential impact of such requirements on physician prescription practices; and

•
maintaining and successfully monitoring commercial manufacturing arrangements for Praluent with third parties who perform fill/finish or other steps in the manufacture of Praluent to ensure that they meet our standards and those of regulatory authorities, including the FDA, which extensively regulate and monitor pharmaceutical manufacturing facilities.

More detailed information about the risks related to the commercialization of Praluent is provided below.
We and Sanofi are subject to significant ongoing regulatory obligations and oversight with respect to Praluent. If we or Sanofi fail to maintain regulatory compliance for Praluent, Praluent marketing approval may be withdrawn, which would materially harm our business, prospects, operating results, and financial condition.
We and Sanofi are subject to significant ongoing regulatory obligations and oversight with respect to Praluent for its currently approved indications in the United States and the EU. If we or Sanofi fail to maintain regulatory compliance for Praluent for its currently approved indications (including because Praluent does not meet the relevant endpoints of any required post-approval studies, such as the ongoing ODYSSEY OUTCOMES trial, or for any of the other reasons discussed below under "Risks Related to Maintaining Approval of Our Marketed Products and the Development and Obtaining Approval of Our Product Candidates and New Indications for Our Marketed Products - Obtaining and maintaining regulatory approval for drug products is costly, time-consuming, and highly uncertain"), Praluent marketing approval may be withdrawn, which would materially harm our business, prospects, operating results, and financial condition. Failure to comply may also subject us to sanctions, product recalls, or withdrawals of previously approved marketing applications. See also "Risks Related to Manufacturing and Supply - If we fail to meet the stringent requirements of governmental regulation in the manufacture of drug products or product candidates, we could incur substantial remedial costs, delays in the development or approval of our product candidates or new indications for our marketed products and/or in their commercial launch if they obtain regulatory approval, and a reduction in sales" below.
Serious complications or side effects in connection with the use of Praluent could materially harm our business, prospects, operating results, and financial condition.
Serious complications or serious, unexpected side effects in connection with the use of Praluent could materially harm our business, prospects, operating results, and financial condition. For additional information about some of these risks, see "Risks Related to Maintaining Approval of Our Marketed Products and the Development and Obtaining Approval of Our Product Candidates and New Indications for Our Marketed Products - Serious complications or side effects in connection with the use of our products and in clinical trials for our product candidates and new indications for our marketed products could cause our regulatory approvals to be revoked or limited or lead to delay or discontinuation of development of our product candidates or new indications for our marketed products, which could severely harm our business, prospects, operating results, and financial condition" below.
Sales of Praluent are dependent on the availability and extent of reimbursement from third-party payers, and changes to such reimbursement may materially harm our business, prospects, operating results, and financial condition.
Sales in the United States of Praluent are dependent, in large part, on the availability and extent of reimbursement from third-party payers, including private payer healthcare and insurance programs, health maintenance organizations, pharmacy benefit management companies, and government programs such as Medicare and Medicaid. Sales of Praluent in other countries are dependent, in large part, on similar programs in those countries.
Government and other third-party payers (including pharmacy benefit management companies) are challenging the prices charged for healthcare products and increasingly limiting, and attempting to limit, both coverage and level of reimbursement for prescription drugs. For example, pharmacy benefit management companies often develop formularies to reduce their cost for medications. The breadth of the products covered by formularies varies considerably from one pharmacy benefit management company to another. Failure to be included in such formularies or to achieve favorable formulary status may negatively impact the utilization and market share of Praluent. If Praluent is not included within an adequate number of formularies, adequate reimbursement levels are not provided, or the eligible insured patient population for Praluent is limited, this could have a material adverse effect on our and Sanofi's ability to commercialize Praluent.
In the United States, there also is an increased focus from the federal government and others on analyzing the impact of various regulatory programs on the federal deficit, which could result in increased pressure on federal programs to reduce costs, including limiting federal healthcare expenditures. Economic pressure on state budgets may also have a similar impact. A reduction in the availability or extent of reimbursement from U.S. government programs could have a material adverse effect on the sales of Praluent. Since Praluent is too expensive for most patients to afford without health insurance coverage, if adequate coverage and reimbursement by third-party payers, including Medicare and Medicaid in the United States, is not available, our ability to successfully commercialize Praluent will be materially adversely impacted. Our sales and potential profits and our business, prospects, operating results, and financial condition would be materially harmed. See also "Risks Related to Commercialization of Products - The successful commercialization of our marketed products, as well as our late-stage product candidates or new indications for our marketed products, if approved, will depend on obtaining and maintaining coverage and reimbursement for use of these products from third-party payers, including Medicare and Medicaid in the United States, and these payers may not cover or adequately reimburse for use of our products or may do so at levels that make our products uncompetitive and/or unprofitable, which would materially harm our business, prospects, operating results, and financial condition" below.
The commercial success of Praluent is subject to strong competition.
There is significant actual and potential future competition for Praluent. Amgen's PCSK9 program is currently the most advanced of the competitors, having already received regulatory approval from the FDA and marketing authorization from the European Commission for its PCSK9 inhibitor RepathaTM (evolocumab). Amgen may obtain marketing approval for Repatha in one or more additional countries before Praluent is approved in those countries. Several other companies, including Pfizer, also have development programs for antibodies against PCSK9. Alnylam, in partnership with The Medicines Company, has a clinical program underway with an RNAi molecule against PCSK9. In addition, there are therapeutic products targeting PCSK9 operating through other mechanisms of action in development, including an oral product. Oral products that lower LDL-C, if approved, may also be competitive with PCSK9 inhibitors, including Praluent. Certain late-stage inhibitors of cholesterylester transfer protein (CETP), such as Merck's anacetrapib, lower LDL-C and may be launched with supporting data from outcomes trials prior to the completion of our own outcomes trial for Praluent. Another oral agent that lowers LDL-C and that may potentially compete with Praluent is Esperion's ETC-1002.

We rely on our Antibody Collaboration with Sanofi for commercializing Praluent.
In accordance with the terms of our Antibody Collaboration with Sanofi, we have elected to co-promote Praluent with Sanofi in the United States. However, we continue to rely in part on Sanofi's sales and marketing organization in the United States. Sanofi also maintains other important responsibilities relating to Praluent in the United States. For example, Sanofi records product sales and cost of sales for Praluent in the United States, serves as the lead regulatory party (e.g., is responsible for regulatory filings and negotiations relating to Praluent in the United States), and leads negotiations with payors. We also rely on Sanofi for sales, marketing, and distribution of Praluent in countries outside the United States. If we and Sanofi are unsuccessful in commercializing Praluent, or if Sanofi terminates the Antibody Collaboration with us, our business, prospects, operating results, and financial condition may be materially impaired. We have limited commercial capabilities outside the United States and would have to develop or outsource these capabilities for Praluent. Therefore, termination of our Antibody Collaboration would create substantial new and additional risks to the successful commercialization of Praluent, particularly outside the United States. For additional information regarding our Antibody Collaboration with Sanofi, see "Risks Related to Our Reliance on Third Parties - If any of our collaborations with Sanofi is terminated, our business, prospects, operating results, and financial condition, and our ability to discover, develop, manufacture, and commercialize our pipeline of product candidates in the time expected, or at all, would be materially harmed" below.
Sales of Praluent recorded by Sanofi could be reduced by imports from countries where Praluent may be available at lower prices.
Sales of Praluent in the United States and other countries recorded by Sanofi may be reduced if Praluent is imported into those countries from lower priced markets, whether legally or illegally (a practice known as parallel trading or reimportation). Parallel traders (who may repackage or resize the original product or sell it through alternative channels such as mail order or the Internet) take advantage of the price differentials between markets arising from factors including sales costs, market conditions (such as intermediate trading stages), tax rates, or national regulation of prices. Under our Antibody Collaboration with Sanofi, pricing and reimbursement for Praluent outside the United States is the responsibility of Sanofi. Prices for Praluent in territories outside the United States are based on local market economics and competition and are likely to differ from country to country. In the United States, prices for pharmaceuticals are generally higher than in the bordering nations of Canada and Mexico and sales of Praluent in the United States that are recorded by Sanofi may be reduced if Praluent marketed in those bordering nations is imported into the United States. Parallel-trading practices also are of particular relevance to the EU, where they have been encouraged by the current regulatory framework. These types of imports may exert pressure on the pricing of Praluent in a particular market or the sales recorded by Sanofi, thereby adversely affecting our results of operations. In addition, there have been proposals to legalize the import of pharmaceuticals from outside the United States. If such legislation were enacted, our future revenues derived from Praluent sales could be reduced.
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
According to the FDA policies under the Prescription Drug User Fee Act, the FDA system of review times for new drugs includes standard review and priority review. Standard review can be accomplished in a ten-month time frame from the time the application is filed by the FDA (filing date), which typically occurs approximately 60 days following submission of the application by the applicant. The FDA has stated the goal to act on 90% of standard new molecular entity (NME) New Drug Application (NDA) and original BLA submissions within 10 months of the filing date. A priority review designation is given to drugs that treat a serious condition and offer major advances in treatment, or provide a treatment where no adequate therapy exists, and may also be afforded to a human drug application based on a priority review voucher. The FDA has stated the goal to act on 90% of priority NME NDA and original BLA submissions within 6 months of the filing date. However, the FDA's review goals are subject to change and the duration of the FDA's review depends on a number of factors, including the number and types of other applications that are submitted to the FDA around the same time period or are pending. Even if any of our applications receives a priority review designation, we may not ultimately be able to obtain approval of our application within a time frame consistent with the FDA's stated review goals or at all, and such designation may not actually lead to a faster development or regulatory review or approval process.
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
EYLEA is being studied in diseases of the eye in addition to those covered by its currently approved indications and as a combination product. There are many potential safety concerns associated with significant blockade of VEGF that may limit our ability to further successfully develop and/or commercialize EYLEA. These serious and potentially life-threatening risks, based on clinical and preclinical experience of VEGF inhibitors, include bleeding, intestinal perforation, hypertension, proteinuria, congestive heart failure, heart attack, and stroke. Other VEGF blockers have reported side effects that became evident only after large-scale trials or after marketing approval when large numbers of patients were treated. There are risks inherent in the intravitreal administration of drugs like EYLEA (such as intraocular inflammation, sterile and culture positive endophthalmitis, corneal decomposition, retinal detachment, and retinal tear), which can cause injury to the eye and other complications. For example, in our Phase 3 trials of EYLEA in wet AMD, the most frequent ocular adverse events were conjunctival hemorrhage, macular degeneration, eye pain, retinal hemorrhage, and vitreous floaters. These and other complications or side effects could harm further development and/or commercialization of EYLEA.
The potential of Praluent to demonstrate cardiovascular benefit is being prospectively assessed in the ongoing ODYSSEY OUTCOMES trial. There is no guarantee that Praluent will meet the relevant endpoints of this trial. In addition, there are potential safety concerns associated with PCSK9 inhibitor antibodies such as Praluent that may limit our ability to further successfully develop and/or commercialize Praluent, including new-onset diabetes mellitus, injection-site reactions, hypersensitivity, immunogenicity, demyelination, and changes in neurocognitive function. There also are risks inherent in subcutaneous injections, including subcutaneous injections with Praluent, such as injection-site reactions (including redness, itching, swelling, pain, and tenderness) and other side effects. These and other complications or side effects could harm further development and/or commercialization of Praluent.
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
Some of our products (such as Praluent) are used and, if approved, some of our product candidates may be used in combination with a drug delivery device, including a pre-filled syringe, patch pump, auto-injector, or other delivery system. The success of our product candidates may depend to a significant extent on the performance of such devices, some of which may be novel or comprised of complex components. Given the increased complexity of the review process when approval of the product and device is sought under a single marketing application, our product candidates used with such drug delivery devices may be substantially delayed in receiving regulatory approval or may not be approved at all. In addition, some of these drug delivery devices may be provided by single-source, third-party providers or our collaborators. In any such case, we may be dependent on the sustained cooperation of those third-party providers or collaborators to supply the devices; to conduct the studies required for approval or clearance by the applicable regulatory agencies; and to continue to meet the applicable regulatory and other requirements to maintain approval or clearance once it has been received. Failure to successfully develop or supply the devices, delays in or failure of the studies conducted by us, our collaborators, or third-party providers, or failure of our company, our collaborators, or the third-party providers to obtain or maintain regulatory approval or clearance of the devices could result in increased development costs, delays in or failure to obtain regulatory approval, and associated delays in a product candidate reaching the market. Loss of regulatory approval or clearance of a device that is used with our product may also result in the removal of our product from the market. Further, failure to successfully develop or supply these devices, or to gain or maintain their approval, could adversely affect sales of the related products.
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
We have been in the past, are currently, and may in the future be involved in patent litigation and other proceedings involving our patents. For example, we are currently parties to patent infringement proceedings initiated by us relating to our European Patent No. 1,360,287 and our U.S. Patent No. 8,502,018, both of which concern genetically altered mice capable of producing chimeric antibodies that are part human and part mouse, as described in Part I, Item 3. "Legal Proceedings" of our Annual Report on Form 10-K for the year ended December 31, 2014, Part II, Item 1. "Legal Proceedings" of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, and Part II, Item 1. "Legal Proceedings" of this report. In addition, we are currently parties to patent infringement proceedings initiated by Amgen against us and Sanofi relating to Praluent, as described in Part I, Item 3. "Legal Proceedings" of our Annual Report on Form 10-K for the year ended December 31, 2014, Part II, Item 1. "Legal Proceedings" of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, and Part II, Item 1. "Legal Proceedings" of this report. We are aware of additional patents and pending applications owned by others that claim antibodies to PCSK9 and methods of treating hypercholesterolemia with such antibodies. We are also aware of patents and pending applications owned by others that respectively claim antibodies to IL-6R and IL-4R and methods of treating rheumatoid arthritis and uveitis and atopic dermatitis and asthma with such antibodies. In addition to Praluent, our late-stage antibody-based pipeline includes sarilumab, an antibody to IL-6R, for the treatment of rheumatoid arthritis and non-infectious uveitis; dupilumab, an antibody to IL-4R, for the treatment of atopic dermatitis, asthma, chronic sinusitis with nasal polyposis, and eosinophilic esophagitis; REGN2222, an antibody targeting RSV-F; and fasinumab, an antibody to NGF. Although we do not believe that any of our late-stage antibody product candidates infringes any valid claim in these patents or patent applications, these other parties could initiate a lawsuit for patent infringement and assert their patents are valid and cover our late-stage antibody product candidates, similar to the patent infringement proceedings initiated by Amgen referred to above. As described in Part II, Item 1. "Legal Proceedings" of this report, we and Sanofi-Aventis U.S. LLC initiated invalidity actions against patents jointly owned by Genentech and City of Hope relating to the production of recombinant antibodies in host cells. We currently produce our antibody product and antibody product candidates using recombinant antibodies from host cells and may choose to produce additional antibody product candidates in this manner. Neither ARCALYST nor EYLEA is a recombinant antibody. Genentech has licensed these patents to several different companies under confidential license agreements. If we desire a license for any of our antibody products or product candidates as part of a settlement for these invalidity actions and are unable to obtain a license on commercially reasonable terms or at all, we may be restricted in our ability to make recombinant antibodies in, or to import them into, the United States. Further, we are aware of a number of patent applications of others that, if granted with claims as currently drafted, may cover our current or planned activities. It could be determined that our products and/or actions in manufacturing or selling our product candidates infringe such patents.
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
Our ability to continue to manufacture EYLEA, Praluent, ZALTRAP, and ARCALYST in our Rensselaer, New York facilities and, in the future, our ability to manufacture our marketed products at additional facilities, or to utilize third parties to produce our products, to supply raw materials or other products, or to perform fill/finish services or other steps in our manufacture and supply chain, depends on our and their ability to operate without infringing the patents or other intellectual property rights of others. Other parties may allege that our manufacturing activities, or the activities of third parties involved in our manufacture and supply chain (which may be located in jurisdictions outside the United States), infringe patents or other intellectual property rights. A judicial or regulatory decision in favor of one or more parties making such allegations could directly or indirectly preclude the manufacture of our products to which those intellectual property rights apply on a temporary or permanent basis, which could materially harm our business, prospects, operating results, and financial condition.
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
For a description of additional risks relating specifically to the commercialization of EYLEA and Praluent, see above under "Risks Related to Commercialization of EYLEA" and "Risks Related to Commercialization of Praluent," respectively.
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
There is also significant actual and potential future competition for Praluent, the PCSK9 antibody we are developing and commercializing in collaboration with Sanofi, as described in greater detail above under "Risks Related to Commercialization of Praluent - The commercial success of Praluent is subject to strong competition."
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
Government and other third-party payers (including pharmacy benefit management companies) are challenging the prices charged for healthcare products and increasingly limiting, and attempting to limit, both coverage and level of reimbursement for prescription drugs. In March 2010, the PPACA and a related reconciliation bill were enacted in the United States. This legislation imposes cost containment measures that are likely to adversely affect the amount of reimbursement for our future products. The full effects of this legislation are unknown at this time and will not be known until regulations and guidance are issued by CMS and other federal and state agencies. Further, in September 2011 the Office of Inspector General (OIG) of the Department of Health and Human Services issued a report entitled "Review of Medicare Part B Avastin and Lucentis Treatments for Age-Related Macular Degeneration" in which the OIG details possible savings to the Medicare program by using off-label, repackaged Avastin rather than Lucentis for the treatment of wet AMD. Some states are also considering legislation that would control the prices of drugs, and state Medicaid programs are increasingly requesting manufacturers to pay supplemental rebates and requiring prior authorization by the state program for use of any drug for which supplemental rebates are not being paid. It is likely that federal and state legislatures and health agencies will continue to focus on additional health care reform in the future that will impose additional constraints on prices and reimbursements for our products.
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
We sell EYLEA in the United States to several distributors and specialty pharmacies. Under this distribution model, the distributors and specialty pharmacies generally take physical delivery of product and generally sell the product directly to healthcare providers. For the nine months ended September 30, 2015 and 2014, we recorded 67% and 75%, respectively, of our total gross product revenue from sales to a single distributor, Besse Medical, a subsidiary of AmerisourceBergen Corporation. We expect this significant customer concentration to continue for the foreseeable future. Our ability to generate and grow sales of EYLEA will depend, in part, on the extent to which our distributors and specialty pharmacies are able to provide adequate distribution of EYLEA to healthcare providers. Although we believe we can find additional distributors, if necessary, our revenue during any period of disruption could suffer and we might incur additional costs. In addition, these customers are responsible for a significant portion of our net trade accounts receivable balances. The loss of any large customer, a significant reduction in sales we make to them, any cancellation of orders they have made with us, or any failure to pay for the products we have shipped to them could adversely affect our results of operations.
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
As part of the PPACA, the federal government has enacted provisions imposing reporting and disclosure requirements on pharmaceutical manufacturers for any "transfers of value" made to U.S. prescribers and certain other healthcare providers and teaching hospitals. These statutory provisions and related regulations (commonly known as the "Sunshine Act") require pharmaceutical manufacturers to report such transfers of value annually to the Secretary of the U.S. Department of Health and Human Services, which in turn aggregates and posts the information on a website managed by the Centers for Medicare & Medicaid Services. We will need to continue to dedicate significant resources to comply with these requirements. The PPACA also includes various provisions designed to strengthen fraud and abuse enforcement, such as increased funding for enforcement efforts and the lowering of the intent requirement of the federal anti-kickback statute and criminal health care fraud statute such that a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, several states and localities, including California, the District of Columbia, Massachusetts, Minnesota, Nevada, New Mexico, and Vermont, have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs, file periodic reports with the state or make periodic public disclosures on sales, marketing, pricing, clinical trials, and other activities. Similar requirements are being considered in other states and already are in effect in a number of jurisdictions outside of the United States. Many of these requirements and standards are new or uncertain, and the penalties for failure to comply with these requirements may be unclear. If we are found not to be in full compliance with these laws, we could face enforcement actions, fines, and other penalties, and could receive adverse publicity, which would harm our business, prospects, operating results, and financial condition.
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
If Sanofi does not elect to co-develop the product candidates that we discover or opts out of their development under our Antibody Collaboration or our IO Collaboration, unless we enter into a collaboration agreement with another party, we would be required to fund and oversee on our own the clinical trials, any regulatory responsibilities, and the ensuing commercialization efforts to support those antibody products. For example, Sanofi has elected not to continue co-development of fasinumab, REGN2222, and REGN1033, and decided not to opt in to the REGN1193, evinacumab, and other programs.
If Sanofi terminates any of the collaborations with us or fails to comply with its payment obligations thereunder, our business, prospects, operating results, and financial condition would be materially harmed. We would be required to either expend substantially more resources than we have anticipated to support our research and development efforts, which could require us to seek additional funding that might not be available on favorable terms or at all, or materially cut back on such activities. If Sanofi does not perform its obligations with respect to the product candidates that it elects to co-develop, our ability to develop, manufacture, and commercialize these product candidates will be significantly adversely affected. We have limited commercial capabilities outside the United States and would have to develop or outsource these capabilities for products commercialized under our Antibody Collaboration, such as Praluent. Termination of our Antibody Collaboration would create substantial new and additional risks to the successful development and commercialization of Praluent, particularly outside the United States.

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
As of September 30, 2015, we had $654.6 million in cash and cash equivalents and $922.4 million in marketable securities (including $27.5 million in equity securities). Our investments consist primarily of fixed-income securities, including investment-grade corporate bonds. These fixed-income investments are subject to external factors that may adversely affect their market value or liquidity, such as interest rate, liquidity, market, and issuer credit risks, including actual or anticipated changes in credit ratings. The equity securities we hold may experience significant volatility and may decline in value or become worthless if the issuer experiences an adverse development. Furthermore, our equity investments could be subject to dilution (and decline in value) as a result of the issuance of additional equity interests. If any of our investments suffer market price declines that are other than temporary, their value could be impaired, which may have an adverse effect on our financial condition and operating results.
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
A small number of our shareholders beneficially own a substantial amount of our Common Stock. As of September 30, 2015, our five largest shareholders plus Dr. Schleifer, our Chief Executive Officer, beneficially owned approximately 47.7% of our outstanding shares of Common Stock, assuming, in the case of our Chief Executive Officer, the conversion of his Class A Stock into Common Stock and the exercise of all options held by him which are exercisable within 60 days of September 30, 2015. As of September 30, 2015, Sanofi beneficially owned 23,016,992 shares of our Common Stock, representing approximately 22.5% of the shares of Common Stock then outstanding. Under our January 2014 amended and restated investor agreement with Sanofi, Sanofi has three demand rights to require us to use all reasonable efforts to conduct a registered underwritten offering with respect to shares of our Common Stock held by Sanofi from time to time; however, shares of our Common Stock held by Sanofi from time to time may not be sold until the later of (i) December 20, 2020 and (ii) the expiration of our Antibody Discovery Agreement with Sanofi relating to our Antibody Collaboration (as amended) if the agreement is extended beyond December 20, 2020. These restrictions on dispositions are subject to earlier termination upon the occurrence of certain events, such as the consummation of a change-of-control transaction involving us or a dissolution or liquidation of our company. In February 2013, we received from Sanofi a notification under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 that it intends to acquire additional Common Stock through open market purchases and direct purchases from shareholders. In July 2014, Sanofi disclosed in an amendment to its Schedule 13D filed with the SEC its intention to purchase additional shares of our Common Stock to progressively increase its beneficial ownership in 2014 and 2015 up to the maximum allowed under the “standstill” provisions of our amended and restated investor agreement with Sanofi, or 30% of our Class A Stock and Common Stock (taken together). If Sanofi, our other significant shareholders, or we sell substantial amounts of our Common Stock in the public market, or there is a perception that such sales may occur, the market price of our Common Stock could fall. Sales of Common Stock by our significant shareholders, including Sanofi, also might make it more difficult for us to raise funds by selling equity or equity-related securities in the future at a time and price that we deem appropriate.

Our existing shareholders may be able to exert significant influence over matters requiring shareholder approval and over our management.
Holders of Class A Stock, who are generally the shareholders who purchased their stock from us before our initial public offering, are entitled to ten votes per share, while holders of Common Stock are entitled to one vote per share. As of September 30, 2015, holders of Class A Stock held 15.8% of the combined voting power of all shares of Common Stock and Class A Stock then outstanding. These shareholders, if acting together, would be in a position to significantly influence the election of our directors and the vote on certain corporate transactions that require majority or supermajority approval of the combined classes, including mergers and other business combinations. This may result in our taking corporate actions that other shareholders may not consider to be in their best interest and may affect the price of our Common Stock. As of September 30, 2015:

•
our current executive officers and directors beneficially owned 10.0% of our outstanding shares of Common Stock, assuming conversion of their Class A Stock into Common Stock and the exercise of all options held by such persons which are exercisable within 60 days of September 30, 2015, and 21.6% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by such persons which are exercisable within 60 days of September 30, 2015; and

•
our five largest shareholders plus Dr. Schleifer, our Chief Executive Officer, beneficially owned approximately 47.7% of our outstanding shares of Common Stock, assuming, in the case of our Chief Executive Officer, the conversion of his Class A Stock into Common Stock and the exercise of all options held by him which are exercisable within 60 days of September 30, 2015. In addition, these five shareholders plus our Chief Executive Officer held approximately 53.5% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by our Chief Executive Officer which are exercisable within 60 days of September 30, 2015.

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
In connection with our offering of our 1.875% convertible senior notes due October 1, 2016, we entered into convertible note hedge transactions with four financial institutions (the hedge counterparties), the purpose of which was to reduce the potential dilution to our Common Stock and/or offset potential cash payments in excess of the principal amount of the notes (as applicable) upon conversion of the notes. In the event that the hedge counterparties fail to deliver shares to us or potential cash payments (as applicable) as required under the convertible note hedge documents, we would not receive the benefit of such transactions. Separately, we also entered into warrant transactions with the hedge counterparties. The warrant transactions could separately have a dilutive effect from the issuance of Common Stock pursuant to the warrants. As of September 30, 2015, an aggregate principal amount of $33.1 million of the notes and 2,225,068 warrants (subject to adjustment from time to time as provided in the applicable warrant agreements) remained outstanding.
In connection with hedging these transactions, the hedge counterparties and/or their affiliates may have entered into various derivative transactions with respect to our Common Stock, and may enter into, or may unwind, various derivative transactions and/or purchase or sell our Common Stock or other securities of ours in secondary market transactions prior to maturity of the notes (and are likely to do so during any conversion period related to any conversion of the notes). These activities could have the effect of increasing or preventing a decline in, or could have a negative effect on, the value of our Common Stock and could have the effect of increasing or preventing a decline in the value of our Common Stock during any cash settlement averaging period related to a conversion of the notes.
In addition, we intend to continue to exercise options under the convertible note hedge transactions whenever notes are converted. In order to unwind their hedge position with respect to the options we exercise, the hedge counterparties and/or their affiliates may sell shares of our Common Stock or other securities in secondary market transactions or unwind various derivative transactions with respect to our Common Stock during the cash settlement averaging period for the converted notes. The effect, if any, of any of these transactions and activities on the trading price of our Common Stock or the notes will depend in part on market conditions and cannot be ascertained at this time, but any of these activities could adversely affect the value of our Common Stock and the value of the notes. The derivative transactions that the hedge counterparties and/or their affiliates expect to enter into to hedge these transactions may include cash-settled equity swaps referenced to our Common Stock. In certain circumstances, the hedge counterparties and/or their affiliates may have derivative positions that, when combined with the hedge counterparties' and their affiliates' ownership of our Common Stock, if any, would give them economic exposure to the return on a significant number of shares of our Common Stock.
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

•
under the New York Business Corporation Law, in addition to certain restrictions which may apply to "business combinations" involving our company and an "interested shareholder," a plan of merger or consolidation of our company must be approved by two-thirds of the votes of all outstanding shares entitled to vote thereon. See the risk factor above captioned "Our existing shareholders may be able to exert significant influence over matters requiring shareholder approval and over our management."

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
In addition, our Change in Control Severance Plan and the employment agreement with our Chief Executive Officer, each as amended and restated, provide for severance benefits in the event of termination as a result of a change in control of our company. Also, stock options issued under our Second Amended and Restated 2000 Long-Term Incentive Plan and our 2014 Long-Term Incentive Plan may become fully vested in connection with a "change in control" of our company, as defined in the plans. Further, under the amended and restated investor agreement between us and Sanofi, we are required under certain circumstances to appoint an individual agreed upon by us and Sanofi to our board of directors and to use our reasonable efforts to cause the election of this designee at our annual shareholder meetings for so long as Sanofi maintains a specified equity interest in us. As described above under "Our existing shareholders may be able to exert significant influence over matters requiring shareholder approval and over our management," a Sanofi designee has served on our board of directors since April 2014. These contractual provisions may also have the effect of deterring, delaying, or preventing an acquisition or other change in control.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In the third quarter of 2015, we settled the conversion of $2.0 million principal amount of our 1.875% convertible senior notes through the payment of $2.0 million in cash (equal to the principal amount of the converted notes) and issuance of 20,218 shares of our Common Stock to the holders of the notes surrendered for conversion. We issued and sold the notes in October 2011 in a private placement in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. In connection with this conversion, we exercised a proportionate amount of our convertible note hedges, as a result of which we received from our hedge counterparties 20,212 shares of our Common Stock.
Issuer Purchases of Equity Securities
The following table reflects shares of Common Stock withheld by us for employees to satisfy their tax withholding obligations arising upon the vesting of restricted equity awards granted under the Regeneron Pharmaceuticals, Inc. Second Amended and Restated 2000 Long-Term Incentive Plan or the Regeneron Pharmaceuticals, Inc. 2014 Long-Term Incentive Plan in the third quarter of 2015.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

9/1/2015-9/30/2015	3,277	$538.42	—	—

ITEM 6. EXHIBITS
(a)     Exhibits

Exhibit Number	Description
10.1	*
Immuno-oncology Discovery and Development Agreement, dated July 27, 2015 and entered into effective as of July 1, 2015, by and between Regeneron Pharmaceuticals, Inc. (the "Registrant") and Sanofi Biotechnology SAS.

10.2	*	Immuno-oncology License and Collaboration Agreement, dated July 27, 2015 and entered into effective as of July 1, 2015, by and between the Registrant and Sanofi Biotechnology SAS.
10.3	*
Amendment No. 1 to Amended and Restated Discovery and Preclinical Development Agreement, dated July 27, 2015 and entered into effective as of July 1, 2015, by and between the Registrant and Sanofi Biotechnology SAS, as successor-in-interest to Aventis Pharmaceuticals, Inc.

10.4	*
Amendment No. 2 to Amended and Restated License and Collaboration Agreement, dated July 27, 2015 and entered into effective as of July 1, 2015, by and between the Registrant and Sanofi Biotechnology SAS, as successor-in-interest to Aventis Pharmaceuticals, Inc.

10.5		Second Amendment, dated as of August 5, 2015, to the Master Terms and Conditions for Warrants, between Morgan Stanley & Co. International plc and the Registrant.
10.6		Seventeenth Amendment to Lease, by and between BMR-Landmark at Eastview LLC and the Registrant, entered into as of August 10, 2015.
10.7	*	Collaboration Agreement, dated as of September 29, 2015, by and between Regeneron Ireland and Mitsubishi Tanabe Pharma Corporation.
31.1		Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2		Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32		Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
101		Interactive Data File
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema
101.CAL		XBRL Taxonomy Extension Calculation Linkbase
101.DEF		XBRL Taxonomy Extension Definition Document
101.LAB		XBRL Taxonomy Extension Label Linkbase
101.PRE		XBRL Taxonomy Extension Presentation Linkbase
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

REGENERON PHARMACEUTICALS, INC.

Date:	November 4, 2015	By:	/s/ Robert E. Landry

Robert E. Landry
Senior Vice President, Finance and
Chief Financial Officer
(Duly Authorized Officer)