Form 10-Q
period 2016-03-31
REGENERON PHARMACEUTICALS INC
filed 2016-05-05
CIK 872589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

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

Large accelerated filer	X		Accelerated filer
Non-accelerated filer		(Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Number of shares outstanding of each of the registrant’s classes of common stock as of April 14, 2016:

Class of Common Stock	Number of Shares
Class A Stock, $.001 par value	1,913,136
Common Stock, $.001 par value	103,165,457

REGENERON PHARMACEUTICALS, INC.
QUARTERLY REPORT ON FORM 10-Q

"ARCALYST®", "EYLEA®", "ZALTRAP®", "VelocImmune®", "VelociGene®", "VelociMouse®", "VelociMab®", and "VelociSuite®" are trademarks of Regeneron Pharmaceuticals, Inc. Trademarks and trade names of other companies appearing in this report are, to the knowledge of Regeneron Pharmaceuticals, Inc., the property of their respective owners.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except share data)

	March 31,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$604,214	$809,102
Marketable securities	244,965	236,121
Accounts receivable - trade, net	1,450,572	1,152,489
Accounts receivable from Sanofi	173,782	153,152
Accounts receivable from Bayer	240,867	162,152
Inventories	303,294	238,578
Prepaid expenses and other current assets	115,685	163,501
Total current assets	3,133,379	2,915,095

Marketable securities	555,210	632,162
Property, plant, and equipment, net	1,666,391	1,594,120
Deferred tax assets	543,689	461,945
Other assets	5,791	5,810
Total assets	$5,904,460	$5,609,132

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$733,276	$644,112
Deferred revenue from Sanofi, current portion	99,314	101,573
Deferred revenue - other, current portion	73,626	51,914
Other current liabilities	13,508	13,563
Total current liabilities	919,724	811,162

Deferred revenue from Sanofi	565,773	582,664
Deferred revenue - other	170,658	82,015
Facility lease obligations	362,230	362,919
Other long-term liabilities	120,993	115,535
Total liabilities	2,139,378	1,954,295

Stockholders' equity:
Preferred stock, $.01 par value; 30,000,000 shares authorized; issued and outstanding - none	—	—
Class A Stock, convertible, $.001 par value; 40,000,000 shares authorized; shares issued and outstanding - 1,913,136 in 2016 and 1,913,776 in 2015	2	2
Common Stock, $.001 par value; 320,000,000 shares authorized; shares issued - 106,739,966 in 2016 and 106,378,001 in 2015	107	106
Additional paid-in capital	3,049,651	3,099,526
Retained earnings	1,018,436	852,700
Accumulated other comprehensive income	4,364	8,572
Treasury stock, at cost; 3,659,588 shares in 2016 and 3,642,820 in 2015	(307,478)	(306,069)
Total stockholders' equity	3,765,082	3,654,837
Total liabilities and stockholders' equity	$5,904,460	$5,609,132

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2016	2015
Statements of Operations
Revenues:
Net product sales	$784,182	$544,573
Sanofi collaboration revenue	219,694	173,356
Bayer collaboration revenue	179,592	123,846
Other revenue	17,381	27,837
	1,200,849	869,612

Expenses:
Research and development	470,112	343,113
Selling, general, and administrative	289,677	158,991
Cost of goods sold	78,942	42,570
Cost of collaboration and contract manufacturing	32,810	41,385
	871,541	586,059

Income from operations	329,308	283,553

Other income (expense):
Investment income	2,249	180
Interest and other expense, net	(1,406)	(7,210)
	843	(7,030)

Income before income taxes	330,151	276,523

Income tax expense	(164,415)	(200,502)

Net income	$165,736	$76,021

Net income per share - basic	$1.59	$0.74
Net income per share - diluted	$1.45	$0.66

Weighted average shares outstanding - basic	104,290	102,227
Weighted average shares outstanding - diluted	114,228	114,519

Statements of Comprehensive Income
Net income	$165,736	$76,021
Other comprehensive income (loss):
Unrealized loss on marketable securities, net of tax	(4,208)	(4,347)
Comprehensive income	$161,528	$71,674

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$165,736	$76,021
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	22,977	16,027
Non-cash compensation expense	142,250	103,759
Other non-cash charges and expenses, net	3,957	8,808
Deferred taxes	(79,785)	(37,256)
Changes in assets and liabilities:
Increase in Sanofi, Bayer, and trade accounts receivable	(397,428)	(329,746)
Increase in inventories	(62,263)	(5,434)
Decrease in prepaid expenses and other assets	39,260	43,434
Increase (decrease) in deferred revenue	91,205	(7,457)
Increase in accounts payable, accrued expenses, and other liabilities	103,431	30,117
Total adjustments	(136,396)	(177,748)
Net cash provided by (used in) operating activities	29,340	(101,727)

Cash flows from investing activities:
Purchases of marketable securities	—	(95,775)
Sales or maturities of marketable securities	60,409	80,456
Capital expenditures	(104,094)	(114,162)
Net cash used in investing activities	(43,685)	(129,481)

Cash flows from financing activities:
(Payments) proceeds in connection with facility lease obligations	(598)	6,738
Repayments of convertible senior notes	(1,739)	(16,686)
Payments in connection with reduction of outstanding warrants	(242,117)	(124,531)
Proceeds from issuance of Common Stock	39,304	76,273
Payments in connection with Common Stock tendered for employee tax obligations	(1,042)	(21,192)
Excess tax benefit from stock-based compensation	15,649	169,794
Net cash (used in) provided by financing activities	(190,543)	90,396

Net decrease in cash and cash equivalents	(204,888)	(140,812)

Cash and cash equivalents at beginning of period	809,102	648,719

Cash and cash equivalents at end of period	$604,214	$507,907

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

1. Interim Financial Statements
The interim Condensed Consolidated Financial Statements of Regeneron Pharmaceuticals, Inc. and its subsidiaries ("Regeneron" or the "Company") have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures necessary for a presentation of the Company's financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, these financial statements reflect all normal recurring adjustments and accruals necessary for a fair statement of the Company's financial position, results of operations, and cash flows for such periods. The results of operations for any interim periods are not necessarily indicative of the results for the full year. The December 31, 2015 Condensed Consolidated Balance Sheet data were derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
Certain reclassifications have been made to prior period amounts to conform with the current period's presentation.
2. Product Sales
EYLEA® net product sales in the United States totaled $780.9 million and $541.1 million for the three months ended March 31, 2016 and 2015, respectively. In addition, ARCALYST® net product sales totaled $3.3 million and $3.5 million for the three months ended March 31, 2016 and 2015, respectively.
For the three months ended March 31, 2016 and 2015, the Company recorded 60% and 69%, respectively, of its total gross product revenue from sales to Besse Medical, a subsidiary of AmerisourceBergen Corporation.
Revenue from product sales is recorded net of applicable provisions for rebates and chargebacks under governmental programs, distribution-related fees, and other sales-related deductions. The following table summarizes the provisions, and credits/payments, for these sales-related deductions during the three months ended March 31, 2016 and 2015.

	Rebates & Chargebacks	Distribution- Related Fees	Other Sales- Related Deductions	Total
Balance as of December 31, 2015	$6,419	$48,313	$517	$55,249
Provision related to current period sales	18,885	35,788	2,910	57,583
Credits/payments	(17,457)	(50,353)	(2,557)	(70,367)
Balance as of March 31, 2016	$7,847	$33,748	$870	$42,465

Balance as of December 31, 2014	$3,083	$21,166	$532	$24,781
Provision related to current period sales	11,353	24,781	1,383	37,517
Credits/payments	(9,779)	(13,036)	(1,411)	(24,226)
Balance as of March 31, 2015	$4,657	$32,911	$504	$38,072

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

3. Collaboration Agreements
a. Sanofi
The collaboration revenue the Company earned from Sanofi is detailed below:

	Three Months Ended March 31,
Sanofi Collaboration Revenue	2016	2015
Antibody:
Reimbursement of Regeneron research and development expenses	$193,602	$168,820
Reimbursement of Regeneron commercialization-related expenses	73,274	8,458
Regeneron's share of losses in connection with commercialization of antibodies	(99,422)	(22,405)
Other	2,965	2,561
Total Antibody	170,419	157,434
Immuno-oncology:
Reimbursement of Regeneron research and development expenses	29,275	—
Other	20,000	—
Total Immuno-oncology	49,275	—
ZALTRAP®:
Reimbursement of Regeneron research and development expenses	—	686
Other	—	15,236
Total ZALTRAP	—	15,922
	$219,694	$173,356
Antibodies
In November 2007, the Company entered into a global, strategic collaboration with Sanofi to discover, develop, and commercialize fully human monoclonal antibodies (the "Antibody Collaboration"). The Antibody Collaboration is governed by the companies' Discovery and Preclinical Development Agreement ("Antibody Discovery Agreement") and a License and Collaboration Agreement (each as amended). Pursuant to the Antibody Discovery Agreement, Sanofi will fund up to $130.0 million of the Company's research activities in each of 2016 and 2017. Under the License and Collaboration Agreement, agreed-upon worldwide development expenses incurred by both companies are funded by Sanofi, except that following receipt of the first positive Phase 3 trial results for a co-developed drug candidate, subsequent Phase 3 trial-related costs for that drug candidate ("Shared Phase 3 Trial Costs") are shared 80% by Sanofi and 20% by Regeneron. During the three months ended March 31, 2016 and 2015, the Company recognized as additional research and development expense $21.7 million and $25.0 million, respectively, of antibody development expenses that the Company was obligated to reimburse to Sanofi related to Praluent®, sarilumab, and, commencing in the first quarter of 2016, dupilumab.
Reimbursement of Regeneron commercialization-related expenses represents reimbursement of internal and external costs in connection with preparing to commercialize or commercializing, as applicable, Praluent, sarilumab, and, effective in the first quarter of 2016, dupilumab.
During the three months ended March 31, 2015, the Company and Sanofi shared pre-launch commercialization expenses, including those incurred by Sanofi, related to Praluent and sarilumab in accordance with the companies’ License and Collaboration Agreement. In addition, effective in the first quarter of 2016, the Company and Sanofi also began sharing pre-launch commercialization expenses related to dupilumab. As such, the Company recorded its share of losses in connection with preparing to commercialize Praluent, sarilumab, and dupilumab within Sanofi collaboration revenue. In July 2015, the U.S. Food and Drug

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

Administration (FDA) approved Praluent in the United States and in September 2015, the European Commission granted marketing authorization of Praluent. Therefore, commencing in the third quarter of 2015, the Company also recorded within Sanofi collaboration revenue its share of the Antibody Collaboration's losses in connection with commercialization of Praluent.
Immuno-Oncology
In July 2015, the Company and Sanofi entered into a collaboration to discover, develop, and commercialize antibody-based cancer treatments in the field of immuno-oncology (the "IO Collaboration"). The IO Collaboration is governed by an Immuno-oncology Discovery and Development Agreement ("IO Discovery Agreement"), and an Immuno-oncology License and Collaboration Agreement ("IO License and Collaboration Agreement"). Pursuant to the IO Discovery Agreement, Sanofi will reimburse the Company for up to $150.0 million in 2016 to identify and validate potential immuno-oncology targets and develop therapeutic antibodies against such targets through clinical proof-of-concept. Under the terms of the IO License and Collaboration Agreement, the parties are co-developing the Company's antibody product candidate targeting the receptor known as programmed cell death protein 1, or PD-1 ("REGN2810"). The parties share equally, on an ongoing basis, development expenses for REGN2810.
The $640.0 million in aggregate up-front payments made by Sanofi during 2015 in connection with the execution of the IO Collaboration has been recorded by the Company as deferred revenue, and is being recognized ratably as revenue over the related performance period.
ZALTRAP
In February 2015, the Company and Sanofi entered into an amended and restated ZALTRAP agreement ("Amended ZALTRAP Agreement"). Under the terms of the Amended ZALTRAP Agreement, Sanofi is solely responsible for the development and commercialization of ZALTRAP for cancer indications worldwide. Sanofi bears the cost of all development and commercialization activities and reimburses Regeneron for its costs for any such activities. Sanofi pays the Company a percentage of aggregate net sales of ZALTRAP during each calendar year.
As a result of entering into the Amended ZALTRAP Agreement, in the first quarter of 2015, the Company recognized $14.9 million of collaboration revenue, which was previously recorded as deferred revenue under the ZALTRAP Collaboration Agreement, related to (i) amounts that were previously reimbursed by Sanofi for manufacturing commercial supplies of ZALTRAP since the risk of inventory loss no longer existed, and (ii) the unamortized portion of up-front payments from Sanofi as the Company had no further performance obligations. In addition, during the first quarter of 2015, the Company recorded $19.8 million, in other revenue, primarily related to manufacturing ZALTRAP commercial supplies for Sanofi, and a percentage of net sales of ZALTRAP from July 1, 2014 (the effective date of the Amended ZALTRAP Agreement) through March 31, 2015. During the first quarter of 2016, the Company recorded $5.3 million, in other revenue, primarily related to a percentage of net sales of ZALTRAP and manufacturing ZALTRAP commercial supplies for Sanofi.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

b. Bayer
The collaboration revenue the Company earned from Bayer is detailed below:

	Three Months Ended March 31,
Bayer Collaboration Revenue	2016	2015
EYLEA:
Regeneron's net profit in connection with commercialization of EYLEA outside the United States	$145,835	$89,426
Sales milestones	—	15,000
Cost-sharing of Regeneron EYLEA development expenses	2,743	2,657
Other	26,492	12,912
Total EYLEA	175,070	119,995
PDGFR-beta antibody:
Cost-sharing of rinucumab/aflibercept (REGN2176-3) development expenses	1,896	1,254
Other	2,626	2,597
Total PDGFR-beta	4,522	3,851
	$179,592	$123,846
EYLEA outside the United States
Under the terms of the license and collaboration agreement with Bayer for the global development and commercialization outside the United States of EYLEA, Bayer markets EYLEA outside the United States, where, for countries other than Japan, the companies share equally in profits and losses from sales of EYLEA. In Japan, the Company is entitled to receive a tiered percentage of between 33.5% and 40.0% of EYLEA net sales. In addition, all agreed-upon EYLEA development costs incurred by the Company and Bayer are shared equally. In the first quarter of 2015, the Company earned a $15.0 million sales milestone from Bayer upon total aggregate net sales of specific commercial supplies of EYLEA outside the United States exceeding $200 million over a twelve-month period, which was the final milestone payment under the agreement.
PDGFR-beta antibody outside the United States
In 2014, the Company entered into an agreement with Bayer governing the joint development and commercialization outside the United States of an antibody product candidate to Platelet Derived Growth Factor Receptor Beta (PDGFR-beta), including in combination with aflibercept, for the treatment of ocular diseases or disorders. In connection with the agreement, Bayer is obligated to pay 25% of global development costs and 50% of development costs exclusively for the territory outside the United States.
Ang2 antibody outside the United States
On March 23, 2016, the Company entered into an agreement with Bayer governing the joint development and commercialization outside the United States of an antibody product candidate to angiopoietin-2 (Ang2), including in combination with aflibercept, for the treatment of ocular diseases or disorders. In connection with the agreement, Bayer was obligated to make a $50.0 million non-refundable up-front payment to the Company (which was receivable as of March 31, 2016) and is obligated to pay 25% of global development costs and 50% of development costs exclusively for the territory outside the United States. The Company is also entitled to receive up to an aggregate of $80.0 million in development milestone payments from Bayer. Bayer will share profits and losses from sales outside the United States equally with the Company, and is responsible for certain royalties payable to Sanofi on sales of the product outside of the United States. Within the United States, the Company has exclusive commercialization rights and will retain all of the profits from sales.
At the inception of the agreement, the Company's significant deliverables consisted of (i) a license to certain rights and intellectual property, (ii) providing research and development services, and (iii) manufacturing clinical supplies. The Company concluded that

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

the license did not have standalone value, as such right was not sold separately by the Company, nor could Bayer receive any benefit from the license without the fulfillment of other ongoing obligations by the Company, including the clinical supply arrangement. Therefore, the deliverables were considered a single unit of accounting. Consequently, the $50.0 million up-front payment was initially recorded as deferred revenue, and will be recognized ratably as revenue over the related performance period.
Unless terminated earlier in accordance with its provisions, the agreement will continue to be in effect until such time as neither party or its respective affiliates or sublicensees is developing or commercializing an Ang2 antibody in the specified field outside of the United States and such discontinuation is acknowledged as permanent by both the Company and Bayer.
c. Mitsubishi Tanabe Pharma
In September 2015, the Company and Mitsubishi Tanabe Pharma Corporation ("MTPC") entered into a collaboration agreement providing MTPC with development and commercial rights to fasinumab, the Company's nerve growth factor antibody in late-stage clinical development, in certain Asian countries. In connection with the agreement, MTPC made a $10.0 million non-refundable up-front payment. In the first quarter of 2016, MTPC made additional payments of $45.0 million and $15.0 million to the Company, which were recorded as deferred revenue and will be recognized ratably as revenue over the same performance period as the up-front payment.
d. Intellia Therapeutics
In April 2016, the Company entered into a license and collaboration agreement with Intellia Therapeutics, Inc., a privately held company, to advance CRISPR/Cas gene-editing technology for in vivo therapeutic development. The Company will collaborate with Intellia to conduct research for the discovery, development, and commercialization of new therapies ("Product Collaboration"), in addition to the research and technology development of the CRISPR/Cas platform ("Technology Collaboration"). In connection with the execution of the agreement, the Company made a $75.0 million up-front payment in April 2016, and has also agreed to purchase up to $50.0 million of Intellia shares contingent upon Intellia consummating its next equity financing. The Company is responsible for costs of developing and commercializing CRISPR/Cas products under the Product Collaboration agreement and is also obligated to pay potential development and sales milestones, and royalties on any future sales of such products resulting from the development and commercialization of CRISPR/Cas products. In addition, under the Technology Collaboration agreement, the Company is responsible for funding certain research and technology development costs.
Under the terms of the Product Collaboration agreement, the parties agreed to a target selection process, whereby the Company may obtain exclusive rights in up to 10 targets to be chosen by the Company during the collaboration term, subject to various adjustments and limitations set forth in the agreement. Additionally, the Company may replace a limited number of targets with substitute targets upon the payment of a replacement fee, in which case rights to the replaced target(s) will revert to Intellia.
The Technology Collaboration term and the period for selecting targets for inclusion under the Product Collaboration both end in 2022, provided that the Company may make a one-time payment to extend the term for an additional two-year period. The Product Collaboration agreement will continue until the date when no royalty or other payment obligations are due, unless earlier terminated in accordance with the terms of the agreement.
Certain targets that either the Company or Intellia select pursuant to the target selection process may be subject to a co-development and co-commercialization arrangement at the Company's option or Intellia's option, as applicable.

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

	Three Months Ended March 31,
	2016	2015
Net income - basic	$165,736	$76,021
Effect of dilutive securities:
Convertible senior notes - interest expense related to contractual coupon interest rate and amortization of discount and note issuance costs	56	—
Net income - diluted	$165,792	$76,021

(Shares in thousands)
Weighted average shares - basic	104,290	102,227
Effect of dilutive securities:
Stock options	8,147	9,313
Restricted stock	469	467
Convertible senior notes	44	—
Warrants	1,278	2,512
Dilutive potential shares	9,938	12,292
Weighted average shares - diluted	114,228	114,519

Net income per share - basic	$1.59	$0.74
Net income per share - diluted	$1.45	$0.66
Shares which have been excluded from diluted per share amounts because their effect would have been antidilutive include the following:

	Three Months Ended March 31,
(Shares in thousands)	2016	2015
Stock options	7,539	3,673
Restricted stock	19	—
Convertible senior notes	—	1,929

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

5. Marketable Securities
Marketable securities as of March 31, 2016 and December 31, 2015 consist of both debt securities of investment grade issuers as well as equity securities.
The following tables summarize the Company's investments in marketable securities:

	Amortized	Unrealized		Fair
As of March 31, 2016	Cost Basis	Gains	Losses	Value
Corporate bonds	$710,989	$1,920	$(879)	$712,030
U.S. government and government agency obligations	50,383	194	(2)	50,575
Municipal bonds	16,113	45	(3)	16,155
Equity securities	17,005	10,057	(5,647)	21,415
	$794,490	$12,216	$(6,531)	$800,175

As of December 31, 2015
Corporate bonds	$770,092	$156	$(2,565)	$767,683
U.S. government and government agency obligations	51,402	—	(193)	51,209
Municipal bonds	17,930	5	(11)	17,924
Equity securities	17,005	14,461	—	31,466
	$856,429	$14,622	$(2,769)	$868,282
The Company classifies its debt security investments based on their contractual maturity dates. The debt securities listed as of March 31, 2016 mature at various dates through August 2020. The fair values of debt security investments by contractual maturity consist of the following:

	March 31, 2016	December 31, 2015
Maturities within one year	$244,965	$236,121
Maturities after one year through five years	533,795	600,695
	$778,760	$836,816

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

	Less than 12 Months		12 Months or Greater		Total
As of March 31, 2016	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$132,085	$(190)	$135,211	$(689)	$267,296	$(879)
U.S. government and government agency obligations	7,822	(3)	—	—	7,822	(3)
Municipal bonds	2,571	(2)	—	—	2,571	(2)
Equity securities	9,353	(5,647)	—	—	9,353	(5,647)
	$151,831	$(5,842)	$135,211	$(689)	$287,042	$(6,531)

As of December 31, 2015
Corporate bonds	$668,199	$(2,473)	$23,749	$(92)	$691,948	$(2,565)
U.S. government and government agency obligations	51,215	(193)	—	—	51,215	(193)
Municipal bonds	11,917	(11)	—	—	11,917	(11)
	$731,331	$(2,677)	$23,749	$(92)	$755,080	$(2,769)
There were no realized gains and losses on sales of marketable securities for the three months ended March 31, 2016, and such amounts were not material for the three months ended March 31, 2015.
Changes in the Company's accumulated other comprehensive income (loss) for the three months ended March 31, 2016 and 2015 related to unrealized gains and losses on available-for-sale marketable securities. For the three months ended March 31, 2015, amounts reclassified from accumulated other comprehensive income (loss) into investment income in the Company's Statements of Operations were related to realized gains and losses on sales of marketable securities; there were no such amounts reclassified during the three months ended March 31, 2016.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

6. Fair Value Measurements
The Company's assets that are measured at fair value on a recurring basis consist of the following:

		Fair Value Measurements at Reporting Date Using
As of March 31, 2016	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Available-for-sale marketable securities:
Corporate bonds	$712,030	—	$712,030
U.S. government and government agency obligations	50,575	—	50,575
Municipal bonds	16,155	—	16,155
Equity securities	21,415	$21,415	—
	$800,175	$21,415	$778,760

As of December 31, 2015
Available-for-sale marketable securities:
Corporate bonds	$767,683	—	$767,683
U.S. government and government agency obligations	51,209	—	51,209
Municipal bonds	17,924	—	17,924
Equity securities	31,466	$31,466	—
	$868,282	$31,466	$836,816
Marketable securities included in Level 2 are valued using quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, or model-based valuations in which significant inputs used are observable. The Company considers market liquidity in determining the fair value for these securities. The Company did not record any charges for other-than-temporary impairment of its Level 2 marketable securities during the three months ended March 31, 2016 and 2015.
There were no purchases, sales, or maturities of Level 3 marketable securities and no unrealized gains or losses related to Level 3 marketable securities for the three months ended March 31, 2016 and 2015. During the three months ended March 31, 2015, transfers of marketable securities from Level 2 to Level 1 were $91.4 million in connection with the lapse of the transfer restrictions on the Company's investment in Avalanche Biotechnologies, Inc. common shares in January 2015. The Company's policy for recognition of transfers between levels of the fair value hierarchy is to recognize any transfer at the beginning of the fiscal quarter in which the determination to transfer was made. There were no other transfers of marketable securities between Levels 1, 2, or 3 classifications during the three months ended March 31, 2016 and 2015.
As of March 31, 2016 and December 31, 2015, the Company had $10.6 million and $11.2 million, respectively, in aggregate principal amount of 1.875% convertible senior notes (the "Notes") outstanding that will mature on October 1, 2016 unless earlier converted or repurchased (see Note 9). The fair value of the outstanding Notes was estimated to be $49.6 million and $72.8 million as of March 31, 2016 and December 31, 2015, respectively, and was determined based on Level 2 inputs, such as market and observable sources.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

7. Inventories
Inventories consist of the following:

	March 31,	December 31,
	2016	2015
Raw materials	$85,180	$59,151
Work-in-process	157,921	132,068
Finished goods	14,231	11,197
Deferred costs	45,962	36,162
	$303,294	$238,578
Deferred costs represent the costs of product manufactured and shipped to the Company's collaborators for which recognition of revenue has been deferred. For the three months ended March 31, 2016 and 2015, cost of goods sold included inventory write-downs and reserves totaling $4.3 million and $1.7 million, respectively.
8. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

	March 31,	December 31,
	2016	2015
Accounts payable	$120,595	$140,962
Accrued payroll and related costs	92,668	133,223
Accrued clinical trial expense	82,533	88,297
Accrued sales-related charges, deductions, and royalties	190,763	195,986
Income taxes payable	144,078	—
Other accrued expenses and liabilities	102,639	85,644
	$733,276	$644,112
9. Debt
a. Convertible Debt
In the first quarter of 2016, the Company settled conversion obligations for $1.7 million principal amount of the Company's Notes that was previously surrendered for conversion. Consequently, in the first quarter of 2016, the Company paid $1.7 million in cash and issued 16,774 shares of Common Stock. In addition, the Company allocated $6.7 million of the settlement consideration provided to the Note holders to the reacquisition of the equity component of the Notes, and recognized such amount as a reduction of stockholder's equity. The loss on the debt extinguishment in connection with the Notes that were surrendered for conversion during the first quarter of 2016 was not material. As a result of these Note conversions, in the first quarter of 2016, the Company also exercised a proportionate amount of its convertible note hedges, for which the Company received 16,768 shares of Common Stock, which was approximately equal to the number of shares the Company was required to issue to settle the non-cash portion of the related Note conversions. The Company recorded the cost of the shares received, or $1.4 million, as Treasury Stock during the first quarter of 2016.
As of March 31, 2016, an aggregate principal amount of $10.6 million of Notes remained outstanding. In addition to the Note conversions described above, the Company received notifications in April 2016 that an additional $10.4 million aggregate principal amount of the Notes was surrendered for conversion, and settlement is anticipated during the second quarter of 2016. The Company has elected to settle the related conversion obligations through a combination of cash and shares (total payment will be based on

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

the average of the volume-weighted-average prices of the Common Stock during the 40 trading-day cash settlement averaging period specified in the indenture governing the Notes). In connection with these Note conversions, the Company exercised a proportionate amount of its convertible note hedges, for which the Company expects to receive shares of Common Stock approximately equal to the number of shares the Company will be required to issue to settle the non-cash portion of the related Note conversions.
In the first quarter of 2015, the Company settled conversion obligations for $16.7 million principal amount of the Company's Notes. Upon settlement of the Notes, the Company paid $16.7 million in cash and issued 146,253 shares of Common Stock. In addition, in the first quarter of 2015, the Company allocated $62.6 million of the settlement consideration provided to the Note holders to the reacquisition of the equity component of the Notes, and recognized such amount as a reduction of stockholder's equity. The related loss on the debt extinguishment in the first quarter of 2015 was not material. In connection with the Note conversions in the first quarter of 2015, the Company also exercised a proportionate amount of its convertible note hedges, for which the Company received 146,248 shares of Common Stock, which was approximately equal to the number of shares the Company was required to issue to settle the non-cash portion of the related Note conversions. The Company recorded the cost of the shares received, or $12.3 million, as Treasury Stock during the first quarter of 2015.
Warrant Transactions
In November 2015, the Company entered into an amendment agreement with a warrant holder whereby the parties agreed to reduce a portion of the number of warrants held by the warrant holder. The reduction in the number of warrants was determined based on the number of warrants with respect to which the warrant holder closed out its hedge position, provided that the warrant holder did not effect any purchases at a price per share exceeding $535.00 per share, during the period starting on November 16, 2015 and ending no later than February 9, 2016. The Company may settle, at its option, any payments due under the amendment agreement in cash or by delivering shares of Common Stock. As a result of the warrant holder closing out a portion of its hedge position in the first quarter of 2016, the Company paid a total of $135.2 million to reduce the number of warrants held by such warrant holder by 360,406 (which was the remaining maximum number of warrants to be reduced subject to the amendment agreement).
In February 2016, the Company entered into an amendment agreement with a warrant holder whereby the parties agreed to reduce a portion of the number of warrants held by the warrant holder by up to a maximum of 975,142. The reduction in the number of warrants is determined based on the number of warrants with respect to which the warrant holder has closed out its hedge position, provided that the warrant holder does not effect any purchases at a price per share exceeding $375.00 per share, during the period starting on February 22, 2016 and ending no later than May 5, 2016. The Company may settle, at its option, any payments due under the amendment agreement in cash or by delivering shares of Common Stock. As a result of the warrant holder closing out a portion of its hedge position during the first quarter of 2016, the Company paid a total of $106.9 million to reduce the number of warrants held by such warrant holder by 403,665.
As of March 31, 2016, an aggregate of 1,345,027 warrants (subject to adjustment from time to time as provided in the applicable warrant agreements) remained outstanding.
In November 2014, the Company entered into an amendment agreement with a warrant holder whereby the parties agreed to reduce a portion of the number of warrants held by the warrant holder. The reduction in the number of warrants was determined based on the number of warrants with respect to which the warrant holder had closed out its hedge position, provided that the warrant holder did not effect any purchases at a price per share exceeding $397.75 per share, during the period starting on November 26, 2014 and ending no later than February 12, 2015. The Company was obligated to settle any payments due under the amendment agreement in February 2015. Given that the amendment agreement contained a conditional obligation that required settlement in cash, and the Company's obligation was indexed to the Company's share price, the Company reclassified the estimated fair value of the warrants subject to the agreement from additional paid-in capital to a liability in November 2014, with such liability subsequently measured at fair value with changes in fair value recognized in earnings. In February 2015, the Company paid a total of $124.0 million to reduce the number of warrants held by such warrant holder by 416,480. Upon expiration of the November 2014 amended agreement, in the first quarter of 2015 the remaining warrants were re-measured at fair value, and $23.3 million was reclassified back to additional paid-in capital, consistent with the original classification of the warrants under the 2011 issuance. Total losses related to changes in fair value of the warrants during the first quarter of 2015 were not material.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

b. Credit Facility
In March 2015, the Company entered into an agreement with a syndicate of lenders which provides for a $750.0 million senior unsecured five-year revolving credit facility. As of March 31, 2016, the Company had no borrowings outstanding under the credit facility and was in compliance with all credit facility covenants.
10. Income Taxes
The Company is subject to U.S. federal, state, and foreign income taxes. The Company recorded an income tax provision in its Statement of Operations of $164.4 million and $200.5 million for the three months ended March 31, 2016 and 2015, respectively. The Company's effective tax rate was 49.8% and 72.5% for the three months ended March 31, 2016 and 2015, respectively. The Company's effective tax rate for the three months ended March 31, 2016 was negatively impacted, compared to the U.S. federal statutory rate, by losses incurred in foreign jurisdictions with rates lower than the U.S. federal statutory rate and the non-tax deductible Branded Prescription Drug Fee, partly offset by the positive impact of the domestic manufacturing deduction and the federal tax credit for increased research activities.
The Company's effective tax rate for the three months ended March 31, 2015 was negatively impacted, compared to the U.S. federal statutory rate, by losses incurred in foreign jurisdictions with rates lower than the U.S. federal statutory rate, the non-deductible Branded Prescription Drug Fee, and expiration, at the end of 2014, of the federal tax credit for increased research activities.
The Company also recorded an income tax benefit in its Statement of Comprehensive Income of $2.0 million and $2.5 million for the three months ended March 31, 2016 and 2015, respectively, in connection with unrealized gains (losses) on available-for-sale marketable securities.
11. Statement of Cash Flows
Supplemental disclosure of non-cash investing and financing activities
Included in accounts payable and accrued expenses as of March 31, 2016 and December 31, 2015 were $44.6 million and $50.7 million, respectively, of accrued capital expenditures. Included in accounts payable and accrued expenses as of March 31, 2015 and December 31, 2014 were $84.1 million and $56.2 million, respectively, of accrued capital expenditures.
Included in accounts payable and accrued expenses as of December 31, 2014 was $7.5 million for the Company's conversion settlement obligation related to the Company's Notes which were surrendered for conversion but not settled as of December 31, 2014. The amount of such liability was not material as of March 31, 2016, December 31, 2015, and March 31, 2015.
Included in accounts payable and accrued expenses as of December 31, 2014 was $59.8 million related to the Company's payment obligation for a reduction in the number of warrants based on a warrant holder closing out a portion of its hedge position. Additionally, included within other current liabilities as of December 31, 2014 was $87.5 million in connection with the estimated fair value of the remaining warrant liability. There were no such liabilities recorded in connection with warrants as of March 31, 2016, December 31, 2015, and March 31, 2015.
The Company recognized an additional facility lease obligation of $10.8 million during the three months ended March 31, 2015, in connection with capitalizing, on the Company's books, the landlord's costs of constructing new facilities that the Company has leased. No such amount was recognized during the three months ended March 31, 2016.
12. Legal Matters
From time to time, the Company is a party to legal proceedings in the course of the Company's business. Costs associated with the Company's involvement in legal proceedings are expensed as incurred.
Proceedings Relating to '287 Patent, '163 Patent, and '018 Patent
The Company is a party to patent infringement litigation initiated by the Company involving its European Patent No. 1,360,287 (the "'287 Patent"), its European Patent No. 2,264,163 (the "'163 Patent"), and its U.S. Patent No. 8,502,018 (the "'018 Patent"). Each of these patents concerns genetically altered mice capable of producing chimeric antibodies that are part human and part mouse. Chimeric antibody sequences can be used to produce high-affinity fully human monoclonal antibodies. In these proceedings,

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

the Company claims infringement of several claims of the '287 Patent, the '163 Patent, and the '018 Patent (as applicable), and seeks, among other types of relief, an injunction and an account of profits in connection with the defendants' infringing acts, which may include, among other things, the making, use, keeping, sale, or offer for sale of genetically engineered mice (or certain cells from which they are derived) that infringe one or more claims of the '287 Patent, the '163 Patent, and the '018 Patent (as applicable). At this time, the Company is not able to predict the outcome of, or an estimate of gain or a range of possible loss, if any, related to, these proceedings.
Proceedings Relating to Praluent (alirocumab) Injection
On October 17, 2014 and October 28, 2014, Amgen Inc. filed complaints against Regeneron, Sanofi, Aventisub LLC (subsequently removed and replaced with Sanofi-Aventis U.S. LLC), and Aventis Pharmaceuticals, Inc. in the United States District Court for the District of Delaware seeking an injunction to prohibit Regeneron and the other defendants from manufacturing, using, offering to sell, or selling within the United States (as well as importing into the United States) Praluent, which Regeneron is jointly developing with Sanofi. On November 11, 2014 and November 17, 2014 Amgen filed complaints against Regeneron, Sanofi, Sanofi-Aventis U.S. LLC, and Aventis Pharmaceuticals, Inc. in the same court seeking the same relief. Amgen asserts U.S. Patent Nos. 8,563,698, 8,829,165 (the "'165 Patent"), and 8,859,741 (the "'741 Patent") in the first complaint, U.S. Patent Nos. 8,871,913 and 8,871,914 (the "'914 Patent") in the second complaint, U.S. Patent No. 8,883,983 in the third complaint, and U.S. Patent No. 8,889,834 in the fourth complaint. Amgen also seeks a judgment of patent infringement of the asserted patents, monetary damages (together with interest), costs and expenses of the lawsuits, and attorneys' fees. On December 15, 2014, all of the four proceedings were consolidated into a single case. On September 15, 2015, Amgen filed a motion for leave to file a supplemental and second amended complaint, which was granted on January 29, 2016. As amended, the complaint alleges, among other things, willful infringement of the asserted patents, which would allow the court to increase damages up to three times the amount assessed if the court finds willful infringement. On October 20, 2015, the District Court issued its claim construction order, in which it defined the meaning of certain disputed claim terms; none of the court's rulings were dispositive of the issues in the case. On November 3, 2015, pursuant to court order, the patents asserted by Amgen were narrowed to the '165, '741, and '914 Patents. On March 4, 2016, Amgen further narrowed the asserted patents to the '165 and '741 Patents.
A jury trial in this litigation was held from March 8 to March 16, 2016. During the course of the trial, the court ruled as a matter of law in favor of Amgen that the asserted patent claims were not obvious, and in favor of Regeneron and Sanofi that there was no willful infringement of the asserted patent claims by Regeneron or Sanofi. On March 16, 2016, the jury returned a verdict in favor of Amgen, finding that the asserted claims of the '165 and '741 Patents were not invalid based on either a lack of written description or a lack of enablement. The court’s final opinion and judgment are expected to be issued following submission of post-trial briefs, which are expected to be submitted in the second quarter of 2016. The Company and Sanofi plan to appeal any judgment that is adverse to the Company and Sanofi.
On March 23 and March 24, 2016, the court held a permanent injunction hearing to determine whether Regeneron and Sanofi should be prohibited from commercializing Praluent. The court deferred a decision on the permanent injunction until after post-trial briefs are submitted.
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
Proceedings Relating to Shareholder Derivative Claims
On December 30, 2015, an alleged shareholder filed a shareholder derivative complaint in the New York Supreme Court, naming the current and certain former non-employee members of the Company's board of directors, the Chairman of the board of directors, the Company's Chief Executive Officer, and the Company's Chief Scientific Officer as defendants and Regeneron as a nominal defendant. The complaint asserts that the individual defendants breached their fiduciary duties and were unjustly enriched when they approved and/or received allegedly excessive compensation in 2013 and 2014. The complaint seeks damages in favor of the Company for the alleged breaches of fiduciary duties and unjust enrichment; changes to Regeneron's corporate governance and internal procedures; invalidation of the 2014 Incentive Plan with respect to the individual defendants' compensation and a shareholder vote regarding the individual defendants' equity compensation; equitable relief, including an equitable accounting with disgorgement; and award of the costs of the action, including attorneys' fees. On March 2, 2016, the defendants filed a motion to dismiss the shareholder derivative complaint.
On or about December 15, 2015, the Company received a shareholder litigation demand upon the Company's board of directors made by a purported Regeneron shareholder. The demand asserts that the current and certain former non-employee members of the board of directors and the Chairman of the board of directors excessively compensated themselves in 2013 and 2014. The demand requests that the board of directors investigate and bring legal action against these directors for breach of fiduciary duty, unjust enrichment, and corporate waste, and implement internal controls and systems designed to prohibit and prevent similar actions in the future. The Company's board of directors, working with outside counsel, investigated the allegations in the demand and the shareholder derivative complaint, and has determined to defer its decision on the demand until the court rules on the pending motion to dismiss the shareholder derivative complaint, as discussed above.
At this time, the Company is not able to estimate a range of possible loss, if any, relating to these matters.
13. Recently Issued Accounting Standards
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2016-09, Compensation - Stock Compensation. The amendments require an entity to recognize all excess tax benefits and tax deficiencies in connection with stock-based compensation as income tax expense or benefit in the income statement. The amendments also require recognition of excess tax benefits regardless of whether the benefit reduces taxes payable in the current period, and excess tax benefits will be classified as an operating activity in the statement of cash flows. The tax effects of exercised or vested awards will be treated as discrete items in the reporting period in which they occur. The amendments are effective for annual periods, and interims periods within those annual periods, beginning after December 15, 2016. Early adoption is permitted. The Company is evaluating the impact that this guidance will have on the Company's financial statements.
In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases. The new standard requires a lessee to recognize in its balance sheet (for both finance and operating leases) a liability to make lease payments ("lease liability") and a right-of-use asset representing its right to use the underlying asset for the lease term. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company is evaluating the impact that this guidance will have on the Company's financial statements.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

In January 2016, the FASB issued Accounting Standards Update 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Other than an amendment relating to presenting in comprehensive income the portion of the total change in the fair value of a liability resulting from a change in instrument-specific credit risk (if the entity has elected to measure the liability at fair value), early adoption is not permitted. The implementation of the amendments is expected to increase the volatility of an entity's net income; however, the Company is not currently able to estimate the impact of adopting these amendments, as the significance of the impact will depend on the Company's equity investment balance upon adoption.
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
The discussion below contains forward-looking statements that involve risks and uncertainties relating to future events and the future performance of Regeneron Pharmaceuticals, Inc. ("Regeneron," "Company," "we," "us," and "our"), and actual events or results may differ materially from these forward-looking statements. Words such as "anticipate," "expect," "intend," "plan," "believe," "seek," "estimate," variations of such words, and similar expressions are intended to identify such forward-looking statements, although not all forward-looking statements contain these identifying words. These statements concern, and these risks and uncertainties include, among others, the nature, timing, and possible success and therapeutic applications of our products, product candidates, and research and clinical programs now underway or planned, including without limitation EYLEA® (aflibercept) Injection, Praluent® (alirocumab) Injection, sarilumab, dupilumab, fasinumab, and REGN2222; the likelihood and timing of achieving any of our anticipated clinical development milestones; unforeseen safety issues resulting from the administration of products and product candidates in patients, including serious complications or side effects in connection with the use of our product candidates in clinical trials; the likelihood and timing of possible regulatory approval and commercial launch of our late-stage product candidates and new indications for marketed products, including without limitation EYLEA, Praluent, sarilumab, dupilumab, fasinumab, and REGN2222; ongoing regulatory obligations and oversight impacting our marketed products (such as EYLEA and Praluent), research and clinical programs, and business, including those relating to patient privacy; determinations by regulatory and administrative governmental authorities which may delay or restrict our ability to continue to develop or commercialize our products and product candidates; competing drugs and product candidates that may be superior to our products and product candidates; uncertainty of market acceptance and commercial success of our products and product candidates; our ability to manufacture and manage supply chains for multiple products and product candidates; coverage and reimbursement determinations by third-party payers, including Medicare and Medicaid; unanticipated expenses; the costs of developing, producing, and selling products; our ability to meet any of our sales or other financial projections or guidance, including without limitation capital expenditures and income tax obligations, and changes to the assumptions underlying those projections or guidance; the potential for any license or collaboration agreement, including our agreements with Sanofi and Bayer HealthCare LLC (or their respective affiliated companies, as applicable), to be cancelled or terminated without any further product success; and risks associated with intellectual property of other parties and pending or future litigation relating thereto. These statements are made based on management's current beliefs and judgment, and the reader is cautioned not to rely on any such statements. In evaluating such statements, shareholders and potential investors should specifically consider the various factors identified under Part II, Item 1A. "Risk Factors," which could cause actual events and results to differ materially from those indicated by such forward-looking statements. We do not undertake any obligation to update publicly any forward-looking statement, whether as a result of new information, future events, or otherwise.
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
Our total revenues were $1,200.8 million in the first quarter of 2016, compared to $869.6 million in the first quarter of 2015. Our net income was $165.7 million, or $1.45 per diluted share, in the first quarter of 2016, compared to net income of $76.0 million, or $0.66 per diluted share, in the first quarter of 2015. Refer to the "Results of Operations" section below for further details of our financial results.
We currently have three marketed products:

•
EYLEA (aflibercept) Injection, known in the scientific literature as VEGF Trap-Eye, is available in the United States, European Union (EU), Japan, and other countries outside the United States for the treatment of neovascular age-related macular degeneration (wet AMD), diabetic macular edema (DME), macular edema following retinal vein occlusion (RVO), which includes macular edema following central retinal vein occlusion (CRVO) and macular edema following branch retinal vein occlusion (BRVO). EYLEA is also available in the EU, Japan, and certain other countries outside the United States for the treatment of myopic choroidal neovascularization (mCNV) and in the United States for the treatment of diabetic retinopathy in patients with DME. Bayer has additional regulatory applications for EYLEA for various indications pending in other countries. We are collaborating with Bayer on the global development and commercialization of EYLEA outside the United States.

•
Praluent (alirocumab) Injection, which is available in the United States where it is indicated as an adjunct to diet and maximally tolerated statin therapy for the treatment of adults with heterozygous familial hypercholesterolemia or clinical atherosclerotic cardiovascular disease (ASCVD), who require additional lowering of LDL cholesterol. Praluent is also available in certain countries in Europe for the treatment of adult patients with primary hypercholesterolemia (heterozygous familial hypercholesterolemia (HeFH) and non-familial) or mixed dyslipidemia as an adjunct to diet: (a) in combination with a statin, or statin with other lipid-lowering therapies in patients unable to reach their LDL-cholesterol goals with the maximally-tolerated dose of a statin, or (b) alone or in combination with other lipid-lowering therapies for patients who are statin intolerant, or for whom a statin is contraindicated. The effect of Praluent on cardiovascular morbidity and mortality has not been determined. We are collaborating with Sanofi on the global development and commercialization of Praluent.

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

Trap-based Clinical Programs
EYLEA
In Phase 3 clinical development for the treatment of Neovascular Glaucoma (NVG) (in Japan) in collaboration with Bayer. Phase 3 study for the treatment of non-proliferative diabetic retinopathy (NPDR) in patients without DME initiated in the first quarter of 2016. As described below, aflibercept is also being studied in combination with (i) rinucumab, an antibody to Platelet Derived Growth Factor Receptor Beta (PDGFR-beta), and (ii) nesvacumab, an antibody to angiopoietin-2 (Ang2).

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
Dupilumab (REGN668)
Antibody to the interleukin-4 receptor (IL-4R) alpha subunit. In clinical development in atopic dermatitis in adults (Phase 3), atopic dermatitis in pediatric patients (Phase 2), asthma (Phase 3), and eosinophilic esophagitis (EoE) (Phase 2). Plan to conduct Phase 3 studies in patients with nasal polyps.

REGN2810
Antibody to programmed cell death protein 1 (PD-1). In Phase 1 clinical development in solid tumors and advanced hematologic malignancies. Potentially pivotal Phase 2 study for the treatment of advanced cutaneous squamous cell carcinoma initiated in the second quarter of 2016.

Antibody-based Clinical Program in Collaboration with Bayer
Rinucumab/aflibercept (REGN2176-3)**
Combination product comprised of an antibody to PDGFR-beta co-formulated with aflibercept for intravitreal injection for use in ophthalmology. In Phase 2 clinical development for the treatment of wet AMD. Fast Track designation received from the U.S. Food and Drug Administration (FDA) for the treatment of patients with wet AMD.

Nesvacumab/aflibercept (REGN910-3)**
Combination product comprised of an antibody to Ang2 co-formulated with aflibercept for intravitreal injection for use in ophthalmology. Phase 2 studies for the treatment of wet AMD and DME initiated in the first quarter of 2016.

Antibody-based Clinical Program in Collaboration with Mitsubishi Tanabe Pharma
Fasinumab (REGN475)*
Antibody to Nerve Growth Factor (NGF). In Phase 2/3 clinical development (16-week study) for pain due to osteoarthritis and lower back pain. Phase 3 long-term safety and efficacy study in patients with osteoarthritis of knee and hip initiated in the first quarter of 2016. Phase 2b/3 study for chronic lower back pain initiated in the first quarter of 2016.

Antibody-based Clinical Programs Developing Independently
REGN2222*
Antibody to the Respiratory Syncytial Virus-F (RSV-F) protein. In Phase 3 clinical development for prevention of RSV infection.
Evinacumab (REGN1500)*
Antibody to Angptl-3. In Phase 1/2 clinical development for the treatment of homozygous familial hypercholesterolemia (HoFH) and severe forms of hyperlipidemia.
Trevogrumab (REGN1033)*
Antibody to myostatin (GDF8). Phase 2 monotherapy clinical development in skeletal muscle disorders completed. Combination therapy plans are in development.
REGN1908-1909*
Antibody to Feld1. In Phase 1 clinical development against allergic disease.
REGN1979
Bispecific antibody against CD20 and CD3. In Phase 1 clinical development for Non-Hodgkin's Lymphoma, Chronic Lymphocytic Leukemia, and Acute Lymphoblastic Leukemia. REGN1979 is also being studied in combination with REGN2810 (antibody to PD-1) in B-cell malignancies.

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
Marketed Products
EYLEA (aflibercept) Injection
We commenced sales of EYLEA in the United States for the treatment of wet AMD in 2011, macular edema following CRVO in 2012, and DME and macular edema following RVO in 2014. In addition, in the first quarter of 2015, the FDA approved EYLEA for the treatment of diabetic retinopathy in patients with DME. Outside the United States, Bayer commenced sales of EYLEA for the treatment of wet AMD in 2012, macular edema secondary to CRVO in 2013, visual impairment due to DME and mCNV (in Japan) in 2014. In 2015, the European Commission and the Japanese Ministry of Health, Labour and Welfare (MHLW) approved EYLEA for the treatment of macular edema following RVO, which includes macular edema following BRVO. In addition, the European Commission approved EYLEA for the treatment of visual impairment due to mCNV in 2015. Bayer has additional regulatory applications for EYLEA for various indications pending in other countries. In the fourth quarter of 2014, Bayer submitted a regulatory application in China for EYLEA for the treatment of wet AMD.
We are collaborating with Bayer on the global development and commercialization of EYLEA outside the United States. Bayer markets, and records revenue from sales of EYLEA outside the United States, where, for countries other than Japan, the companies share equally the profits and losses from sales of EYLEA. In Japan, we are entitled to receive a percentage of the sales of EYLEA. We maintain exclusive rights to EYLEA in the United States and are entitled to all profits from such sales.
Net product sales of EYLEA in the United States were $780.9 million in the first quarter of 2016, compared to $541.1 million in the first quarter of 2015. Bayer records revenue from sales of EYLEA outside the United States, which were $418.9 million in the first quarter of 2016, compared to $291.8 million in the first quarter of 2015.
Praluent (alirocumab) Injection
In July 2015, the FDA approved Praluent as an adjunct to diet and maximally tolerated statin therapy for the treatment of adults with heterozygous familial hypercholesterolemia or clinical ASCVD, who require additional lowering of LDL cholesterol. In addition, in September 2015, the European Commission granted marketing authorization of Praluent for the treatment of adult patients with primary hypercholesterolemia (HeFH and non-familial) or mixed dyslipidemia as an adjunct to diet: (a) in combination with a statin, or statin with other lipid-lowering therapies in patients unable to reach their LDL-cholesterol goals with the maximally-tolerated dose of a statin, or (b) alone or in combination with other lipid-lowering therapies for patients who are statin intolerant, or for whom a statin is contraindicated. The effect of Praluent on cardiovascular morbidity and mortality has not been determined. We are collaborating with Sanofi on the global development and commercialization of Praluent. Under our collaboration agreement, Sanofi records product sales and cost of sales for commercialized products, and Regeneron has the right to co-promote such products. We have exercised our option to co-promote Praluent in the United States and thus far have not exercised our option to co-promote Praluent outside the United States. We and Sanofi share profits and losses from sales of Praluent.
Net product sales of Praluent were $13.0 million in the first quarter of 2016.

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
Net product sales of ARCALYST were $3.3 million in the first quarter of 2016, compared to $3.5 million in the first quarter of 2015.
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
NVG meets the criteria for an orphan indication in Japan where the estimated number of NVG patients is 30,000 to 40,000. In the second quarter of 2015, Bayer initiated a Phase 3 study in Japan to assess the efficacy and safety of intravitreal administration of aflibercept in comparison to sham treatment on the change in IOP in patients with NVG.
Diabetic Retinopathy
Diabetic retinopathy is a complication of diabetes mellitus characterized by microvascular damage to the blood vessels in the retina. It can progress to proliferative diabetic retinopathy (PDR), where new, abnormal vessels that are susceptible to hemorrhage grow initially from the retina and/or optic disc and extend beyond the internal limiting membrane. PDR can subsequently lead to various vision-threatening complications such as vitreous hemorrhage, traction macular detachment, and neovascular glaucoma. There is currently no standard treatment for non-proliferative diabetic retinopathy (NPDR) in the absence of DME and patients are often observed until disease progresses sufficiently to warrant intraocular surgery (vitrectomy) or, more commonly, extensive laser treatment (panretinal photocoagulation (PRP)). PRP is utilized with the intent of preserving function of the central retina, but is inherently destructive to the peripheral retina and may result in a considerable loss of peripheral visual field.
In the first quarter of 2016, a Phase 3 trial was initiated to assess the efficacy and safety of intravitreal aflibercept in patients with moderately severe to severe NPDR without DME.

Late-Stage Antibody-based Clinical Programs
Praluent for LDL cholesterol reduction
Overview
Elevated LDL cholesterol ("bad cholesterol") level is a validated risk factor leading to cardiovascular disease. Statins are a class of drugs that lower LDL cholesterol (LDL-C) through inhibition of HMG-CoA, an enzyme regulating the early and rate-limiting step in cholesterol biosynthesis that ultimately results in an increase in LDL receptors to increase the uptake of plasma LDL lipoproteins. Similar to statins, PCSK9 impacts the number of available LDL receptors and therefore plays a key role in modulating LDL-C levels in the body. PCSK9 is a secreted protein that binds to and induces the destruction of the LDL receptor, thereby interfering with cellular uptake and increasing circulating levels of LDL cholesterol. In a landmark study published in The New England Journal of Medicine in March 2006, patients with lower than normal PCSK9 levels due to a genetic abnormality not only had significantly lower levels of LDL-C, but also a significant reduction in the risk of coronary heart disease (CHD). We used our VelocImmune technology to generate a fully human monoclonal antibody inhibitor of PCSK9, called Praluent, which is intended to lower LDL cholesterol.
Clinical Programs
Phase 3 ODYSSEY Program. The global Phase 3 ODYSSEY program consists of more than 25,000 patients, and includes clinical trials evaluating the effect of Praluent on lowering LDL cholesterol. The potential of Praluent to demonstrate cardiovascular benefit is being prospectively assessed in the ongoing 18,000-patient ODYSSEY OUTCOMES trial, which is fully enrolled and is expected to be completed in 2017. LDL cholesterol reduction is the primary efficacy endpoint for initial regulatory filings. The ODYSSEY program also includes two trials of Praluent dosed every four weeks, ODYSSEY CHOICE I and ODYSSEY CHOICE II. Patients in the ODYSSEY CHOICE I trial received Praluent 300 milligrams (mg) (most in combination with statins) every four weeks and patients in the CHOICE II trial received Praluent 150 mg monotherapy and in combination with non-statin lipid lowering therapy every four weeks.
In the first quarter of 2016, we and Sanofi announced positive results from the Phase 3 ODYSSEY ESCAPE trial evaluating Praluent in patients with HeFH, whose cholesterol levels required chronic, weekly or bi-weekly apheresis therapy. The trial met its primary endpoint, demonstrating that patients who added Praluent to their existing treatment regimen significantly reduced the frequency of their apheresis therapy by 75%, compared to placebo (p<0.0001). Sixty-three percent of patients treated with Praluent no longer required apheresis, compared to zero percent of placebo patients. Apheresis is a procedure where bad (LDL) cholesterol is removed from the blood, in a process similar to kidney dialysis. The most common adverse events (AEs) in the trial were fatigue (15% Praluent; 10% placebo), nasopharyngitis (10% Praluent; 10% placebo), diarrhea (10% Praluent; 0% placebo), myalgia (10% Praluent; 5% placebo), upper respiratory infection (7% Praluent; 19% placebo), headache (7% Praluent; 5% placebo), arthralgia (7% Praluent; 10% placebo), and back pain (5% Praluent; 10% placebo). Detailed data will be presented at future medical conferences.
In the first quarter of 2016, the Data Monitoring Committee (DMC) of the ODYSSEY OUTCOMES study completed the first interim analysis. In accordance with the protocol, the DMC performed a futility assessment. The DMC recommended the study continue with no changes. Regeneron remains blinded to the actual results of this analysis.
Sarilumab (REGN88; IL-6R Antibody) for inflammatory diseases
Overview
IL-6 is a key cytokine involved in the pathogenesis of RA, causing inflammation and joint destruction. Sarilumab is a fully human monoclonal antibody to IL-6R generated using our VelocImmune technology.
Rheumatoid Arthritis
Phase 3 Studies. We and Sanofi previously announced (and presented data) that in the 52 week SARIL-RA-MOBILITY Phase 3 clinical trial in adult patients with active RA who were inadequate responders to methotrexate (MTX) therapy, sarilumab treatment in combination with MTX improved disease signs and symptoms as well as physical function, and inhibited progression of joint damage. In addition, during 2015, we and Sanofi announced (and presented data) that in the 24 week SARIL-RA-TARGET Phase 3 clinical trial in adult patients with active RA who were inadequate responders or intolerant of TNF-alpha inhibitors, sarilumab treatment in combination with non-biologic disease modifying anti-rheumatic drugs (DMARD) therapy improved disease signs and symptoms, as well as physical function.

Two other Phase 3 studies, SARIL-RA-ASCERTAIN and SARIL-RA-EASY, also achieved their respective primary endpoints. SARIL-RA-ASCERTAIN was a patient safety calibrator study, designed to assess the safety of two subcutaneous doses of sarilumab and tocilizumab infusion in combination with DMARDs in patients with moderate-to-severe RA who were inadequate responders to or intolerant of TNF-alpha inhibitors. There were no clinically meaningful differences between the treatment groups in serious AEs and serious infections. SARIL-RA-EASY was designed to evaluate the technical performance and usability of the sarilumab autoinjector device. There were no product technical failures with the autoinjector, the primary endpoint of the study.
In March 2016, we and Sanofi announced positive top-line data from the Phase 3 SARIL-RA-MONARCH study that demonstrated superiority of sarilumab vs. adalimumab (marketed by AbbVie Inc. as HUMIRA®) in improving signs and symptoms of RA at 24 weeks in patients with active rheumatoid arthritis. The primary endpoint was change from baseline in DAS28-ESR at 24 weeks, which demonstrated a statistically significant difference in favor of sarilumab (-3.25 for sarilumab compared to -2.22 for adalimumab, p<0.0001). The study also met clinically important secondary endpoints including improvements in signs and symptoms of RA as measured by patients achieving a 20% improvement in the American College of Rheumatology (ACR) criteria (72% for sarilumab vs. 58% for adalimumab, p<0.01). Additional positive secondary endpoints included ACR50 and ACR70 response, and improvement in physical function, as measured by the Health Assessment Questionnaire - Disability Index (HAQ-DI) as compared to adalimumab (p<0.01 for all of these measures). DAS28-ESR is a measure of disease activity in RA, which includes the evaluation of 28 joints in the body for tenderness and swelling, a general health assessment, and ESR, a laboratory measure for inflammation. The incidence of AEs (64% for both groups), serious AEs (5% for sarilumab vs. 7% for adalimumab), infections (29% for sarilumab vs. 28% for adalimumab), and serious infections (1% for both groups) were generally similar between groups. Neutropenia, which was not associated with infections, was more common with sarilumab (14% for sarilumab vs.1% for adalimumab), as has been seen in previous studies with IL-6 inhibitors. Injection site erythema (8% sarilumab vs. 3% adalimumab) was also more common with sarilumab.
We and Sanofi have also initiated additional Phase 3 studies, SARIL-RA-ONE, SARIL-RA-KAKEHASI (in Japan), and SARIL-RA-HARUKA (long-term safety trial in Japan). In the second quarter of 2015, an open-label, randomized, parallel group, single-dose Phase 1 study to assess the safety of IL-6 receptor blockade with sarilumab or tocilizumab monotherapy in Japanese patients with RA was also initiated. The broad SARIL-RA clinical development program is focused on adult populations with moderate-to-severe RA who are inadequate responders to either MTX or tumor necrosis factor alpha inhibitor therapy. Patients who complete SARIL-RA-MOBILITY, SARIL-RA-TARGET, SARIL-RA-ASCERTAIN, or SARIL-RA-ONE are offered enrollment into the ongoing SARIL-RA-EXTEND, which is an open-label, long-term safety study of sarilumab.
A BLA for U.S. regulatory approval of sarilumab was accepted for review by the FDA in December 2015. The target date for an FDA decision on the BLA is October 30, 2016.
Non-infectious Uveitis
Phase 2 SARIL-NIU-SATURN Study. SARIL-NIU-SATURN was a small Phase 2, randomized double-masked, placebo-controlled study (n=58) conducted to assess the effect of sarilumab on non-infectious uveitis of the posterior ocular segment. We reported results of this study at the pre-specified primary endpoint (week 16) during 2015. The study is ongoing and will continue through week 52, after which we and Sanofi will determine future development plans.
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
Atopic Dermatitis
Phase 3 Study. The LIBERTY AD Phase 3 clinical program consists of five trials of patients with moderate-to-severe atopic dermatitis at sites worldwide. In 2015, three Phase 3 trials in atopic dermatitis, LIBERTY AD CHRONOS, LIBERTY AD SOLO 1, and LIBERTY AD SOLO 2, completed enrollment. Patients from these studies were transitioned to either the ongoing LIBERTY CONTINUE or LIBERTY AD Open label Extension trials.
In 2014, the FDA granted Breakthrough Therapy designation to dupilumab for the treatment of adults with moderate-to-severe atopic dermatitis who are not adequately controlled with topical prescription therapy and/or for whom these treatments are not appropriate. This designation is based on positive results from Phase 1 and 2 clinical trials, the determination that atopic dermatitis is a serious disease, and preliminary clinical evidence that indicates that the drug may demonstrate substantial improvement over existing therapies.
In 2015, the United Kingdom (UK) Medicines & Healthcare products Regulatory Agency (MHRA) granted Promising Innovative Medicine (PIM) Designation to dupilumab in the short-term treatment of adult patients with severe atopic dermatitis who have responded inadequately to all available topical prescription treatments and/or systemic ciclosporin, or who are intolerant of or ineligible for such treatments. A PIM Designation is an early indication that a medicinal product is a promising candidate for the Early Access to Medicines Scheme (EAMS), in the treatment, diagnosis, or prevention of life-threatening or seriously debilitating conditions with unmet need. PIM Designation is the first step in a 2-step EAMS process that allows patients to be treated with dupilumab in advance of formal regulatory approval.
In April 2016, we and Sanofi announced positive top-line data from the Phase 3 LIBERTY AD SOLO 1 and SOLO 2 studies. These studies met their primary endpoints, and treatment with dupilumab as monotherapy significantly improved measures of overall disease severity, skin clearing, itching, quality of life, and mental health. A total of 1,379 adult patients with moderate-to-severe atopic dermatitis were enrolled in the identically-designed SOLO 1 and SOLO 2 trials. Patients were enrolled if they were not adequately controlled with topical medications, or if topical treatment was not medically advisable. All patients were assessed via the 5-point Investigator's Global Assessment (IGA) scale, ranging from 0 (clear) to 4 (severe); entry criteria required a baseline score of 3 or 4. Patients were also assessed using the Eczema Area and Severity Index (EASI) and other measures. Patients were randomized into one of three treatment groups: dupilumab 300 mg subcutaneously once per week, dupilumab 300 mg subcutaneously every two weeks, or placebo for 16 weeks following an initial dupilumab loading dose of 600 mg subcutaneously, or placebo. Results at 16 weeks included the following:

•
For SOLO 1 and SOLO 2, respectively, 37% and 36% of patients who received dupilumab 300 mg weekly, and 38% and 36% of patients who received dupilumab 300 mg every two weeks, achieved clearing or near-clearing of skin lesions (IGA 0 or 1), compared to 10% and 8.5% with placebo (p<0.0001). This was the primary endpoint of the study in the United States.

•
For SOLO 1 and SOLO 2, respectively, the percent improvement in EASI from baseline was 72% and 69% in patients who received the 300 mg weekly dose, and 72% and 67% for patients who received dupilumab 300 mg every two weeks, compared to 38% and 31% for placebo (p<0.0001).

•
For SOLO 1 and SOLO 2, respectively, 52.5% and 48% of patients who received dupilumab 300 mg weekly, and 51% and 44% of patients who received dupilumab 300 mg every two weeks, achieved EASI-75 compared to 15% and 12% with placebo (p<0.0001). This was the key secondary endpoint in the United States and one of the primary endpoints in the EU.

For the 16-week treatment period, the overall rate of AEs (65%-73% dupilumab and 65%-72% placebo) was comparable between the dupilumab groups and the placebo groups. The proportion of patients who completed the treatment period was 88%-94% for dupilumab and 80.5%-82% for placebo. The rate of serious AEs was 1%-3% for dupilumab and 5%-6% for placebo. Serious and severe infections were also numerically higher in the placebo groups in both studies (0.5%-1% dupilumab and 2%-3% placebo). AEs that were noted to have a higher rate with dupilumab treatment across both studies included injection site reactions (10%-20% dupilumab; 7%-8% placebo) and conjunctivitis (7%-12% dupilumab; 2% placebo); approximately 26% of patients in both studies reported a history of allergic conjunctivitis at study entry. No patient discontinued therapy due to injection site reactions and only one patient discontinued therapy due to conjunctivitis. More detailed results from SOLO 1 and SOLO 2 will be submitted for presentation at a future medical congress.
In the first quarter of 2015, the Phase 3 LIBERTY AD CAFÉ study of dupilumab in severe atopic dermatitis was initiated. This placebo-controlled study will investigate two dose regimens of dupilumab (300 mg weekly and 300 mg every two weeks) with concomitant topical corticosteroids in adult patients with severe atopic dermatitis who are not adequately controlled with, or are intolerant to or ineligible for, oral cyclosporine A therapy. The primary endpoint of this study will be the proportion of patients with a 75% or greater improvement from baseline in their EASI score.
Phase 2 Study in Pediatric Patients. In the first quarter of 2015, a Phase 2 pharmacokinetic and safety study in pediatric patients (6-17 years of age) with moderate-to-severe atopic dermatitis was initiated and is fully enrolled.
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

Nasal Polyps
Phase 3 Study. We and Sanofi plan to conduct Phase 3 studies in patients with nasal polyps.
Eosinophilic Esophagitis
Phase 2 Study. A Phase 2 trial of dupilumab in eosinophilic esophagitis was initiated in the first quarter of 2015. EoE is a chronic allergic inflammatory disease that is considered a major cause of gastrointestinal illness. Eosinophils are a type of white blood cell that, due to allergens, can accumulate in the esophagus, causing inflammation and tissue injuries that create difficulty swallowing. People with eosinophilic esophagitis may also have allergies, asthma, atopic dermatitis, or chronic respiratory disease.
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
Clinical Program
Based on clinical results from a Phase 1 study, a Phase 3 pivotal clinical study of REGN2222 (NURSERY Pre-Term) was initiated in 2015 and is currently enrolling patients.
In 2015, the FDA granted Fast Track designation to REGN2222 for the prevention of serious lower respiratory tract disease caused by RSV.
Fasinumab (REGN475; NGF Antibody) for pain due to osteoarthritis and lower back pain
Overview
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
Clinical Program
In the second quarter of 2015, a Phase 2/3 clinical study (16-weeks) in patients with moderate-to-severe osteoarthritis pain of the hip or knee who have a history of inadequate pain relief or intolerance to current analgesic therapies was initiated. In April 2016, we announced positive top-line data from the study. At 16 weeks, patients treated with all four doses of fasinumab demonstrated a statistically significant improvement in pain relief, the primary endpoint of the study, as well as improvements in the secondary measure evaluating physical function. The U.S. study enrolled 421 adult patients with moderate-to-severe osteoarthritis of the hip or knee who had a history of inadequate pain relief or intolerance to acetaminophen, and at least one oral nonsteroidal anti-inflammatory drug (NSAID) and an opioid. Patients in the study were experiencing significant pain at baseline with an average pain score of 6.3 on a 10-point scale. Patients were evaluated for pain, stiffness, and physical function using the Western Ontario and McMaster Universities Osteoarthritis Index (WOMAC) in addition to other measures. Patients were randomized to one of five treatment groups in a 1:1:1:1:1 fashion; fasinumab 1mg, 3mg, 6mg, 9mg, or placebo, all delivered subcutaneously every 4 weeks through week 12, with the primary efficacy measured at week 16. Following week 16, patients are being studied for an additional 20 weeks off treatment. On the primary endpoint, fasinumab-treated patients reported less pain at 16 weeks when compared to placebo on the 10-point WOMAC subscale for pain (-3.03 to -3.65 fasinumab vs. -2.25 placebo; p=0.03 through p=0.0001). The safety analysis includes all results at the time of the primary efficacy analysis; complete data will be reported when all patients complete the full 36 weeks. Overall incidence of AEs, including serious and severe events, was similar across the fasinumab groups and placebo. As expected with antibodies to NGF, there was an increase in certain neuro-musculoskeletal AEs in the fasinumab treatment groups (17% combined fasinumab; 6% placebo) including arthralgia, paraesthesia, hypoaesthesia, and peripheral edema. The Company plans to present detailed results of the study at an upcoming medical congress.
In the first quarter of 2016, the FDA confirmed that we may proceed with studies of longer than sixteen-week duration. A Phase 3 long-term safety and efficacy study in patients with pain due to osteoarthritis of the knee or hip was initiated in the first quarter of 2016. A Phase 2b/3 study in chronic lower back pain was also initiated in the first quarter of 2016.

The fasinumab Phase 3 program is expected to consist of approximately 10,000 patients.
Research Programs
Our preclinical research programs include the areas of oncology/immuno-oncology, angiogenesis, ophthalmology, metabolic and related diseases, muscle diseases and disorders, inflammation and immune diseases, bone and cartilage, pain and neurobiology, cardiovascular diseases, and infectious diseases.
In the first quarter of 2016, the New England Journal of Medicine published a paper based on the work done at the Regeneron Genetics Center showing that inactivating mutations of the angiopoeitin-like 4 (Angptl-4) gene are associated with a significantly reduced risk of coronary artery disease in humans. Angptl-3 and Angptl-4 are related genes that both regulate lipoprotein lipase.
Collaboration Agreements
Collaborations with Sanofi
Antibodies. Since November 2007, we and Sanofi have been parties to a global, strategic collaboration to discover, develop, and commercialize fully human monoclonal antibodies. The collaboration is governed by a Discovery and Preclinical Development Agreement (Antibody Discovery Agreement) and a License and Collaboration Agreement (each as amended), collectively referred to as the Antibody Collaboration. Pursuant to the Antibody Discovery Agreement, as amended, Sanofi is responsible for funding up to $130.0 million of our antibody discovery activities in each of 2016 and 2017 to identify and validate potential drug discovery targets and develop fully human monoclonal antibodies against these targets. For each drug candidate identified through discovery research under the Antibody Discovery Agreement, Sanofi has the option to license rights to the candidate under the License and Collaboration Agreement. If it elects to do so, Sanofi will co-develop the drug candidate with us through product approval. Development costs for the drug candidate are shared between the companies, with Sanofi generally funding these costs as they are incurred by us, except that following receipt of the first positive Phase 3 trial results for a co-developed drug candidate, subsequent Phase 3 trial-related costs for that drug candidate are shared 80% by Sanofi and 20% by us. We are generally responsible for reimbursing Sanofi for half of the total development costs for all collaboration antibody products from our share of profits from commercialization of collaboration products to the extent they are sufficient for this purpose.
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
Immuno-Oncology. In July 2015, we and Sanofi entered into a global strategic collaboration to discover, develop, and commercialize antibody-based cancer treatments in the field of immuno-oncology (the IO Collaboration). The IO Collaboration is governed by an Immuno-oncology Discovery and Development Agreement (IO Discovery Agreement), and an Immuno-oncology License and Collaboration Agreement (IO License and Collaboration Agreement). In connection with the IO Discovery Agreement, Sanofi made a $265.0 million non-refundable up-front payment to us. Pursuant to the IO Discovery Agreement, we will spend up to $1,090.0 million (IO Discovery Budget) to identify and validate potential immuno-oncology targets and develop therapeutic antibodies against such targets through clinical proof-of-concept. Sanofi will reimburse us for up to $825.0 million (IO Discovery Funding) of these costs, subject to certain annual limits. We will reimburse Sanofi for half of the development costs they funded that are attributable to clinical development of antibody product candidates under the IO Discovery Agreement from our share of future profits, if any, from commercialized products to the extent they are sufficient for this purpose. With regard to product candidates for which proof-of-concept is established, Sanofi will have the option to license rights to the product candidate pursuant to the IO License and Collaboration Agreement.
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
Under the terms of the IO License and Collaboration Agreement, the parties will also co-develop our antibody product candidate targeting PD-1 (REGN2810). We have principal control over the development of REGN2810, and the parties share equally, on an ongoing basis, development expenses for REGN2810 up to a total of $650.0 million. We will be entitled to a milestone payment of $375.0 million in the event that sales of all licensed products targeting PD-1 (including REGN2810), together with sales of any other products licensed under the IO License and Collaboration Agreement and sold for use in combination with a licensed product targeting PD-1, equal or exceed $2.0 billion in any consecutive twelve-month period.
Collaborations with Bayer
EYLEA outside the United States. Since October 2006, we and Bayer have been parties to a license and collaboration agreement for the global development and commercialization outside the United States of EYLEA. Under the agreement, we and Bayer collaborate on, and share the costs of, the development of EYLEA through an integrated global plan. Bayer markets EYLEA outside the United States, where, for countries other than Japan, the companies share equally in profits and losses from sales of EYLEA. In Japan, we are entitled to receive a tiered percentage of between 33.5% and 40.0% of EYLEA net sales.
Commencing with the first commercial sale of EYLEA in a major market country outside the United States, we became obligated to reimburse Bayer for 50% of the development costs that it has incurred under the agreement from our share of the collaboration profits (including payments to us based on sales in Japan). The reimbursement payment in any quarter will equal 5% of the then outstanding repayment obligation, but never more than our share of the collaboration profits in the quarter unless we elect to reimburse Bayer at a faster rate. As a result, we expect that a portion of our share of EYLEA profits outside the United States will be used to reimburse Bayer for this repayment obligation.
PDGFR-beta antibody outside the United States. In January 2014, we entered into an agreement with Bayer governing the joint development and commercialization outside the United States of rinucumab, an antibody product candidate to PDGFR-beta, including in combination with aflibercept, for the treatment of ocular diseases or disorders. Rinucumab/aflibercept, a combination product candidate comprised of an antibody to PDGFR-beta co-formulated with aflibercept, is being developed under the agreement. Under the agreement, we will conduct the initial development of the PDGFR-beta antibody through completion of the first proof-of-concept study, upon which Bayer will have a right to opt-in to license and collaborate on further development and commercialization outside the United States. In connection with the agreement, Bayer is obligated to pay 25% of global development costs and 50% of development costs exclusively for the territory outside the United States under the initial development plan. In addition, Bayer is obligated to reimburse us for 50% of development milestone payments to Sanofi related to our acquisition of rights to antibodies targeting the PDGF family of receptors in May 2013. We are eligible to receive a $10.0 million additional development milestone payment from Bayer, although this payment could be reduced by half if Bayer does not opt-in to the collaboration.
If Bayer exercises its right to opt-in to the collaboration, they will obtain exclusive commercialization rights to the product outside the United States, continue to pay for 25% of global development costs and 50% of development costs exclusively for the territory outside the United States, pay a $20.0 million opt-in payment to us, pay a $20.0 million development milestone to us upon receipt of the first marketing approval in the EU or Japan, share profits and losses from sales outside the United States equally with us, and be responsible for the payment of royalties on sales outside the United States to Sanofi.
Ang2 antibody outside the United States. In March 2016, we entered into an agreement with Bayer governing the joint development and commercialization outside the United States of nesvacumab, an antibody product candidate to Ang2, including in combination with aflibercept, for the treatment of ocular diseases or disorders. Nesvacumab/aflibercept, a combination product candidate comprised of an antibody to Ang2 co-formulated with aflibercept, is being developed under the agreement. In connection with the agreement, Bayer made a $50.0 million non-refundable up-front payment to us and is obligated to pay 25% of global development costs and 50% of development costs exclusively for the territory outside the United States. We are also entitled to receive an aggregate of $80.0 million in development milestone payments from Bayer. Bayer will share profits and losses from sales outside the United States equally with us, and is responsible for certain royalties payable to Sanofi on sales of the product outside of the United States. Within the United States, we have exclusive commercialization rights and will retain all of the profits from sales.
Unless terminated earlier in accordance with its provisions, the agreement will continue to be in effect until such time as neither party or its respective affiliates or sublicensees is developing or commercializing an Ang2 antibody in the specified field outside of the United States and such discontinuation is acknowledged as permanent by both us and Bayer.

Collaboration with Mitsubishi Tanabe Pharma
Fasinumab Asia. In September 2015, we entered into a collaboration agreement with Mitsubishi Tanabe Pharma Corporation (MTPC) providing MTPC with development and commercial rights to fasinumab in Japan, South Korea, Taiwan, Indonesia, Thailand, the Philippines, Malaysia, Singapore, Vietnam, Myanmar, and Sri Lanka (the MTPC Territories). In connection with the agreement, MTPC made a $10.0 million non-refundable up-front payment in 2015, and in the first quarter of 2016, MTPC made additional payments of $45.0 million and $15.0 million to us. We are also entitled to receive up to an aggregate of $155.0 million in development milestone and other contingent payments.
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
Collaboration with Intellia Therapeutics
In April 2016, we entered into a license and collaboration agreement with Intellia Therapeutics, Inc., a privately held company, to advance CRISPR/Cas gene-editing technology for in vivo therapeutic development. We will collaborate with Intellia to conduct research for the discovery, development, and commercialization of new therapies (Product Collaboration), in addition to the research and technology development of the CRISPR/Cas platform (Technology Collaboration). In connection with the execution of the agreement, we made a $75.0 million up-front payment in April 2016, and have also agreed to purchase up to $50.0 million of Intellia shares contingent upon Intellia consummating its next equity financing. We are responsible for costs of developing and commercializing CRISPR/Cas products under the Product Collaboration agreement and are also obligated to pay potential development and sales milestones, and royalties on any future sales of such products resulting from the development and commercialization of CRISPR/Cas products. In addition, under the Technology Collaboration agreement, we are responsible for funding certain research and technology development costs.
Under the terms of the Product Collaboration agreement, the parties agreed to a target selection process, whereby we may obtain exclusive rights in up to 10 targets to be chosen by us during the collaboration term, subject to various adjustments and limitations set forth in the agreement. Of these 10 total targets, we may select up to five non-liver targets, while the remaining targets will be focused in the liver. Additionally, we may replace a limited number of targets with substitute targets upon the payment of a replacement fee, in which case rights to the replaced target(s) will revert to Intellia.
The Technology Collaboration term and the period for selecting targets for inclusion under the Product Collaboration both end in 2022, provided that we may make a one-time payment to extend the term for an additional two-year period. The Product Collaboration agreement will continue until the date when no royalty or other payment obligations are due, unless earlier terminated in accordance with the terms of the agreement.
Certain targets that either we or Intellia select pursuant to the target selection process may be subject to a co-development and co-commercialization arrangement at our option or Intellia’s option, as applicable. The terms of the co-development and co-commercialization agreement are expected to be finalized by the end of 2016. Transthyretin amyloidosis (ATTR), the first target selected by us, will be subject to the co-development and co-commercialization arrangement between the parties.

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
Our ability to continue to generate profits and to generate positive cash flow from operations over the next several years depends significantly on our continued success in commercializing EYLEA. We expect to continue to incur substantial expenses related to our research and development activities, a significant portion of which we expect to be reimbursed by our collaborators. Also, our research and development activities outside our collaborations, the costs of which are not reimbursed, are expected to expand and require additional resources. We also expect to incur substantial costs related to the commercialization of Praluent and preparation for potential commercialization of our late-stage antibody product candidates, approximately half of which we expect to be reimbursed by Sanofi under the companies' collaboration agreement. Our financial results may fluctuate from quarter to quarter and will depend on, among other factors, the net sales of our marketed products, the scope and progress of our research and development efforts, the timing of certain expenses, the continuation of our collaborations, in particular with Sanofi and Bayer, including our share of collaboration profits or losses from sales of commercialized products and the amount of reimbursement of our research and development expenses that we receive from collaborators, and the amount of income tax expense we incur, which is partly dependent on the profits or losses we earn in each of the countries in which we operate. We cannot predict whether or when new products or new indications for marketed products will receive regulatory approval or, if any such approval is received, whether we will be able to successfully commercialize such product(s) and whether or when they may become profitable.
The planning, execution, and results of our clinical programs are significant factors that can affect our operating and financial results. In our clinical programs, key events in 2016 to date were, and plans for the next twelve months are, as follows:

Trap-based Clinical Program:
		2016 Events to Date		2016-2017 Plans (next 12 months)
EYLEA	•	Bayer received regulatory approval for EYLEA for various indications and continued to pursue regulatory applications for marketing approval in additional countries	•	Bayer to submit for additional regulatory approvals outside the United States for various indications
	•	Initiated Phase 3 study for the treatment of NPDR in patients without DME	•	Regulatory agency decisions on applications outside the United States for various indications

Antibody-based Clinical Programs:
		2016 Events to Date		2016-2017 Plans (next 12 months)
Praluent (PCSK9 Antibody)	•	Reported positive results from Phase 3 ODYSSEY ESCAPE trial	•	Report additional data from Phase 3 ODYSSEY program
	•	The DMC of the ODYSSEY OUTCOMES study completed the first interim analysis for futility and recommended the study continue with no changes	•	Submit for additional regulatory approvals outside the United States
			•	Regulatory agency and reimbursement authority decisions on applications outside the United States
			•	Prespecified early-stopping interim analysis by DMC of ODYSSEY OUTCOMES trial
			•	Filing of supplemental BLA for monthly dosing regimen

Antibody-based Clinical Programs (continued):
		2016 Events to Date		2016-2017 Plans (next 12 months)
Sarilumab (IL-6R Antibody)	•	Reported positive top-line results from Phase 3 SARIL-RA-MONARCH trial	•	Continue patient enrollment in Phase 3 SARIL-RA program
	•	Regulatory applications submitted in various countries outside the United States	•	FDA target action date of October 30, 2016
			•	Submit for additional regulatory approvals outside the United States, including the EU and Japan
Dupilumab (IL-4R Antibody)	•	Reported positive top-line results from Phase 3 LIBERTY AD SOLO 1 and SOLO 2 trials	•	Continue patient enrollment in various Phase 2 and Phase 3 studies
	•	Initiated Phase 3 LIBERTY AD CAFÉ study in atopic dermatitis	•	Complete patient enrollment in Phase 2 EoE and Phase 3 asthma studies
			•	Report results from Phase 3 CHRONOS study in atopic dermatitis
			•	Complete rolling BLA submission for atopic dermatitis in the United States
			•	Initiate Phase 3 study in pediatric patients in atopic dermatitis
			•	Initiate Phase 3 study in patients with nasal polyps
REGN2222 (RSV-F Antibody)			•	Continue patient enrollment in Phase 3 NURSERY Pre-Term study
Fasinumab (NGF Antibody)	•	Initiated Phase 3 long-term safety and efficacy study in patients with osteoarthritis of knee and hip	•	Continue patient enrollment in long-term safety and efficacy study in osteoarthritis and Phase 2b/3 study in chronic lower back pain
	•	Initiated Phase 2b/3 study in chronic lower back pain
	•	Reported positive top-line results from Phase 2/3 study in patients with osteoarthritis pain
Evinacumab (Angptl-3 Antibody)	•	FDA granted orphan-drug designation for treatment of HoFH	•	Complete patient enrollment in Phase 2 HoFH study
	•	Completed Phase 1 study in patients with dyslipidemia
Rinucumab/aflibercept (PDGFR-beta Antibody co-formulated with aflibercept)			•	Complete patient enrollment in Phase 2 study
			•	Report results from Phase 2 study
Nesvacumab/aflibercept (Ang2 Antibody co-formulated with aflibercept)	•	Initiated Phase 2 study in wet AMD and DME	•	Continue patient enrollment in Phase 2 study
Trevogrumab (GDF8 Antibody)			•	Initiate Phase 1 combination therapy studies
REGN2810 (PD-1 Antibody)	•	Continued patient enrollment in Phase 1 study	•	Continue patient enrollment in Phase 1 and Phase 2 studies
	•	Initiated Phase 2 potentially pivotal study for the treatment of advanced cutaneous squamous cell carcinoma	•	Initiate later-stage pivotal studies
REGN1908-1909 (Feld1 Antibody)	•	Completed initial proof-of-concept study	•	Continue early stage development
REGN1979 (CD20 and CD3 Antibody)	•	Continued patient enrollment in Phase 1 study	•	Complete patient enrollment in Phase 1 study

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
Results of Operations
Three Months Ended March 31, 2016 and 2015
Net Income
Net income for the three months ended March 31, 2016 and 2015 consists of the following:

(In millions)	2016	2015
Revenues	$1,200.8	$869.6
Operating expenses	(871.5)	(586.1)
Other income (expense)	0.8	(7.0)
Income before income taxes	330.1	276.5
Income tax expense	(164.4)	(200.5)
Net income	$165.7	$76.0
Revenues
Revenues for the three months ended March 31, 2016 and 2015 consist of the following:

(In millions)	2016	2015
Net product sales	$784.2	$544.6
Collaboration revenue:
Sanofi	219.7	173.4
Bayer	179.6	123.8
Total collaboration revenue	399.3	297.2
Other revenue	17.3	27.8
Total revenues	$1,200.8	$869.6
Net Product Sales
Net product sales consist of U.S. sales of EYLEA and ARCALYST. We received marketing approval from the FDA for EYLEA for the treatment of wet AMD in 2011, macular edema following CRVO in 2012, DME in 2014, macular edema following BRVO in 2014, and diabetic retinopathy in patients with DME in March 2015. For the three months ended March 31, 2016, EYLEA net product sales increased to $780.9 million from $541.1 million for the three months ended March 31, 2015 due to higher sales volume. For the three months ended March 31, 2016 and 2015, we also recognized ARCALYST net product sales of $3.3 million and $3.5 million, respectively.
For the three months ended March 31, 2016 and 2015, we recorded 60% and 69%, respectively, of our total gross product revenue from sales to Besse Medical, a subsidiary of AmerisourceBergen Corporation.

Revenue from product sales is recorded net of applicable provisions for rebates and chargebacks under governmental programs, distribution-related fees, and other sales-related deductions. The following table summarizes the provisions, and credits/payments, for sales-related deductions.

(In millions)	Rebates & Chargebacks	Distribution- Related Fees	Other Sales- Related Deductions	Total
Balance as of December 31, 2015	$6.4	$48.3	$0.5	$55.2
Provision related to current period sales	18.9	35.8	2.9	57.6
Credits/payments	(17.5)	(50.4)	(2.5)	(70.4)
Balance as of March 31, 2016	$7.8	$33.7	$0.9	$42.4

Balance as of December 31, 2014	$3.1	$21.2	$0.5	$24.8
Provision related to current period sales	11.4	24.7	1.4	37.5
Credits/payments	(9.8)	(13.0)	(1.4)	(24.2)
Balance as of March 31, 2015	$4.7	$32.9	$0.5	$38.1
Sanofi Collaboration Revenue
The collaboration revenue we earned from Sanofi, as detailed below, primarily consisted of reimbursement for research and development and commercialization expenses that we incurred, partly offset by sharing of losses in connection with commercialization of antibodies.

Sanofi Collaboration Revenue	Three Months Ended March 31,
(In millions)	2016	2015
Antibody:
Reimbursement of Regeneron research and development expenses	$193.6	$168.8
Reimbursement of Regeneron commercialization-related expenses	73.3	8.5
Regeneron's share of losses in connection with commercialization of antibodies	(99.4)	(22.4)
Other	2.9	2.6
Total Antibody	170.4	157.5
Immuno-oncology:
Reimbursement of Regeneron research and development expenses	29.3	—
Other	20.0	—
Total Immuno-oncology	49.3	—
ZALTRAP:
Reimbursement of Regeneron research and development expenses	—	0.7
Other	—	15.2
Total ZALTRAP	—	15.9
Total Sanofi collaboration revenue	$219.7	$173.4
In the first quarter of 2016, Sanofi's reimbursement of our antibody research and development expenses consisted of $57.4 million under our Antibody Discovery Agreement and $136.2 million under our License and Collaboration Agreement, compared to $46.0 million and $122.8 million, respectively, in the first quarter of 2015. The higher reimbursement of research and development costs in the first quarter of 2016, compared to the same period in 2015, was primarily due to increased development activities for dupilumab, partly offset by (i) decreased development activities for Praluent, and (ii) the fact that in 2016, Sanofi no longer co-develops and reimburses us for development activities for REGN1033 and REGN2222.
Reimbursement of Regeneron commercialization-related expenses represents reimbursement of internal and external costs in connection with preparing to commercialize or commercializing, as applicable, Praluent, sarilumab, and, effective in the first quarter of 2016, dupilumab.
During the three months ended March 31, 2015, we and Sanofi shared pre-launch commercial expenses, including those incurred by Sanofi, related to Praluent and sarilumab in accordance with the companies' License and Collaboration Agreement. In addition, effective in the first quarter of 2016, we and Sanofi also began sharing pre-launch commercialization expenses related to dupilumab. As such, we recorded our share of losses in connection with preparing to commercialize Praluent, sarilumab, and dupilumab within Sanofi collaboration revenue. In July 2015, the FDA approved Praluent in the United States and in September 2015, the European Commission granted marketing authorization of Praluent. Therefore, commencing in the third quarter of 2015, we also recorded within Sanofi collaboration revenue our share of the Antibody Collaboration's losses in connection with commercialization of Praluent. Sanofi provides us with an estimate of our share of the losses from preparing to commercialize, or commercialization (as applicable), of antibodies for the most recent fiscal quarter; these estimates are reconciled to actual results in the subsequent fiscal quarter, and our portion of the profit or loss is adjusted accordingly, as necessary. We and Sanofi incurred higher commercialization expenses for Praluent in the first quarter of 2016, compared to the same period in 2015, primarily in connection with launching the product in the United States and certain European countries. Praluent net product sales, which are recorded by Sanofi, were $13.0 million in the first quarter of 2016.
Other Sanofi antibody revenue includes recognition of deferred revenue from an $85.0 million up-front payment and other payments. As of March 31, 2016, $64.0 million of the up-front and other payments was deferred and will be recognized as revenue in future periods.
In July 2015, we and Sanofi entered into a global strategic collaboration to discover, develop, and commercialize antibody-based cancer treatments in the field of immuno-oncology. In the first quarter of 2016, Sanofi's reimbursement of our immuno-oncology research and development expenses consisted of $20.1 million under our IO Discovery Agreement, and $9.2 million under our IO License and Collaboration Agreement related to REGN2810.
Other Sanofi immuno-oncology revenue includes recognition of deferred revenue from $640.0 million of up-front payments received in the third quarter of 2015 in connection with the execution of the IO Collaboration agreements. As of March 31, 2016, $580.0 million of the up-front payments was deferred and will be recognized ratably as revenue in future periods.
In February 2015, we and Sanofi entered into an amended and restated ZALTRAP agreement (Amended ZALTRAP Agreement) . Under the terms of the Amended ZALTRAP Agreement, Sanofi is solely responsible for the development and commercialization of ZALTRAP for cancer indications worldwide. Sanofi bears the cost of all development and commercialization activities and reimburses Regeneron for its costs for any such activities. Sanofi pays us a percentage of aggregate net sales of ZALTRAP during each calendar year. As a result of entering into the Amended ZALTRAP Agreement, in the first quarter of 2015, we recognized $14.9 million of collaboration revenue, which was previously recorded as deferred revenue under the original ZALTRAP collaboration agreement, related to (i) amounts that were previously reimbursed by Sanofi for manufacturing commercial supplies of ZALTRAP since our risk of inventory loss no longer existed, and (ii) the unamortized portion of up-front payments from Sanofi as we had no further performance obligations.

Bayer Collaboration Revenue
The collaboration revenue we earned from Bayer, as detailed below, primarily consisted of recognition of our share of profits in connection with commercialization of EYLEA outside the United States.

Bayer Collaboration Revenue	Three Months Ended March 31,
(In millions)	2016	2015
EYLEA:
Regeneron's net profit in connection with commercialization of EYLEA outside the United States	$145.8	$89.4
Sales milestones	—	15.0
Cost-sharing of Regeneron EYLEA development expenses	2.7	2.7
Other	26.6	12.9
Total EYLEA	175.1	120.0
PDGFR-beta antibody:
Cost-sharing of REGN2176-3 development expenses	1.9	1.3
Other	2.6	2.5
Total PDGFR-beta antibody	4.5	3.8
Total Bayer collaboration revenue	$179.6	$123.8
Bayer commenced sales of EYLEA outside the United States for the treatment of wet AMD in 2012, macular edema secondary to CRVO in 2013, visual impairment due to DME and mCNV (in Japan) in 2014, and macular edema following BRVO in the second quarter of 2015. Regeneron's net profit in connection with commercialization of EYLEA outside the United States is summarized below.

Regeneron's Net Profit from EYLEA Sales Outside the United States	Three Months Ended March 31,
(In millions)	2016	2015
Net product sales outside the United States	$418.9	$291.8
Regeneron's share of collaboration profit from sales outside the United States	159.4	103.4
Reimbursement of EYLEA development expenses incurred by Bayer in accordance with Regeneron's payment obligation	(13.6)	(14.0)
Regeneron's net profit in connection with commercialization of EYLEA outside the United States	$145.8	$89.4
Bayer records revenue from sales of EYLEA outside the United States. Bayer provides us with an estimate of our share of the profit or loss, including the percentage of sales in Japan that we earned, from commercialization of EYLEA outside the United States for the most recent fiscal quarter; these estimates are reconciled to actual results in the subsequent fiscal quarter, and our portion of the profit or loss is adjusted accordingly, as necessary. In the first quarter of 2016 and 2015, our share of the profit we earned from commercialization of EYLEA outside the United States was partly offset by our contractual obligation to reimburse Bayer for a portion of the agreed-upon development expenses previously incurred by Bayer.
In the first quarter of 2015, we earned our final $15.0 million sales milestone from Bayer, upon total aggregate net sales of specific commercial supplies of EYLEA outside the United States exceeding $200 million over a twelve-month period.
Other EYLEA revenue primarily consists of reimbursement of other Regeneron EYLEA expenses, principally related to Bayer's share of royalties payable to Genentech pursuant to a license and settlement agreement in connection with sales of EYLEA outside the United States and reimbursements for producing EYLEA commercial supplies for Bayer. In addition, other EYLEA revenue includes recognition of deferred revenue related to EYLEA up-front and 2007 non-substantive milestone payments from Bayer.

As of March 31, 2016, $10.4 million of the EYLEA up-front and 2007 milestone payments was deferred and will be recognized ratably as revenue in future periods.
Other PDGFR-beta antibody revenue consists of recognition of deferred revenue related to the PDGFR-beta up-front and non-substantive milestone payments received in 2014. As of March 31, 2016, $6.9 million of the PDGFR-beta up-front and 2014 milestone payments was deferred and will be recognized ratably as revenue in future periods.
Other Revenue
In connection with the amendment and extension of our VelocImmune license agreement with Astellas, in August 2010, we received a $165.0 million up-front payment, which was deferred upon receipt and is being recognized as revenue ratably over a seven-year period beginning in June 2011. In the first quarter of both 2016 and 2015, we recognized $5.9 million of revenue related to this agreement. As of March 31, 2016, $51.5 million of the August 2010 technology licensing payment received from Astellas was deferred and will continue to be recognized as revenue in future periods.
In connection with the February 2015 Amended ZALTRAP Agreement, we recorded $5.3 million of revenue in the first quarter of 2016 primarily related to (i) a percentage of net sales of ZALTRAP for the quarter that Sanofi is obligated to pay us and (ii) manufacturing ZALTRAP commercial supplies for Sanofi. In connection with the Amended ZALTRAP Agreement with Sanofi, we recorded $19.8 million of revenue in the first quarter of 2015 primarily related to manufacturing ZALTRAP commercial supplies for Sanofi, and a percentage of net sales of ZALTRAP for the period from July 1, 2014 (the effective date of the Amended ZALTRAP Agreement) through March 31, 2015.
Expenses
Total operating expenses increased to $871.5 million in the first quarter of 2016 from $586.1 million in the first quarter of 2015. Our average headcount in the first quarter of 2016 increased to 4,473 from 3,066 in the same period in 2015, principally in connection with expanding our research and development, and commercialization activities.
Operating expenses in the first quarter of 2016 and 2015 included a total of $142.3 million and $103.8 million, respectively, of non-cash compensation expense related to employee stock option and restricted stock awards (Non-cash Compensation Expense). The increase in total Non-cash Compensation Expense in the first quarter of 2016 was primarily attributable to the higher fair market value of our Common Stock on the date of our annual employee option grants made in December 2015 compared to recent prior years.
Research and Development Expenses
Research and development expenses increased to $470.1 million in the first quarter of 2016 from $343.1 million in the same period of 2015. The following table summarizes the major categories of our research and development expenses:

Research and Development Expenses	Three Months Ended March 31,		Increase
(In millions)	2016	2015	(Decrease)
Payroll and benefits (1)	$149.0	$116.1	$32.9
Clinical trial expenses	90.4	56.2	34.2
Clinical manufacturing costs (2)	125.1	88.8	36.3
Research and other development costs	40.7	25.9	14.8
Occupancy and other operating costs	42.0	29.2	12.8
Cost-sharing of Bayer and Sanofi development expenses (3)	22.9	26.9	(4.0)
Total research and development expenses	$470.1	$343.1	$127.0
(1) Includes Non-cash Compensation Expense of $66.4 million for the three months ended March 31, 2016 and $50.2 million for the three months ended March 31, 2015.
(2) Represents the full cost of manufacturing drug for use in research, preclinical development, and clinical trials, as well as pre-launch commercial supplies which were not capitalized as inventory. Includes related payroll and benefits, Non-cash Compensation Expense, manufacturing materials and supplies, drug filling, packaging, and labeling costs, depreciation, and occupancy costs of our Rensselaer, New York manufacturing facility. Also includes Non-cash Compensation Expense of $11.7 million for the three months ended March 31, 2016 and $9.3 million for the three months ended March 31, 2015.
(3) Under our collaborations with Bayer and Sanofi, in periods when Bayer or Sanofi incurs certain development expenses, we also recognize, as additional research and development expense, the portion of our collaborators' development expenses that we are obligated to reimburse. Our collaborators provide us with estimated development expenses for the most recent fiscal quarter. Bayer's and Sanofi’s estimates are reconciled to their actual expenses for such quarter in the subsequent fiscal quarter, and our portion of our collaborators' development expenses that we are obligated to reimburse is adjusted accordingly.
Payroll and benefits increased principally due to the increase in employee headcount and Non-cash Compensation Expense, as described above. Clinical trial expenses increased primarily due to additional patient enrollment in late-stage clinical studies of dupilumab and the initiation of additional late-stage clinical studies of fasinumab. Clinical manufacturing costs increased primarily due to costs related to manufacturing additional drug supplies of dupilumab and, to a lesser extent, other late-stage antibody product candidates, partly offset by costs related to manufacturing less clinical supplies of Praluent. Research and other development costs increased primarily due to an increase in lab supplies and other costs in connection with early stage research activities. Occupancy and other operating costs increased principally in connection with our higher headcount, expanded research and development activities, and higher information technology- and facility-related costs at our Tarrytown and Rensselaer, New York sites.

We prepare estimates of research and development costs for projects in clinical development, which include direct costs and allocations of certain costs such as indirect labor, Non-cash Compensation Expense, and manufacturing and other costs related to activities that benefit multiple projects, and, under our collaborations with Bayer and Sanofi, the portion of Bayer's and Sanofi's respective development expenses which they incur and we are obligated to reimburse. Our estimates of research and development costs for clinical development programs are shown below:

Project Costs	Three Months Ended March 31,		Increase
(In millions)	2016	2015	(Decrease)
Praluent	$35.7	$81.6	$(45.9)
Dupilumab	126.7	54.6	72.1
Sarilumab	14.4	18.1	(3.7)
Fasinumab	33.0	4.0	29.0
EYLEA	15.4	19.4	(4.0)
REGN2222	17.2	5.9	11.3
Other antibody candidates in clinical development	52.4	51.1	1.3
Other research programs and unallocated costs	175.3	108.4	66.9
Total research and development expenses	$470.1	$343.1	$127.0
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
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased to $289.7 million in the first quarter of 2016 from $159.0 million in the first quarter of 2015 primarily due to higher headcount and headcount-related costs, higher Non-cash Compensation Expense principally for the reason described under "Expenses" above and higher commercialization-related expenses primarily associated with EYLEA and Praluent. Selling, general, and administrative expenses included $60.1 million and $42.2 million of Non-cash Compensation Expense in the first quarter of 2016 and 2015, respectively.

Cost of Goods Sold
Cost of goods sold was $78.9 million in the first quarter of 2016 and $42.6 million in the first quarter of 2015. Cost of goods sold primarily consists of royalties, as well as costs in connection with producing U.S. EYLEA commercial supplies and various start-up costs in connection with our Limerick, Ireland commercial manufacturing facility. Cost of goods sold increased principally due to the increase in U.S. EYLEA net sales, as well as an increase in Limerick start-up costs. In addition, in the first quarter of 2016 and 2015, cost of goods sold included inventory write-downs and reserves totaling $4.3 million and $1.7 million, respectively.
Cost of Collaboration and Contract Manufacturing
Cost of collaboration and contract manufacturing, which includes costs we incur in connection with producing commercial drug supplies for Sanofi and Bayer, decreased to $32.8 million in the first quarter of 2016 from $41.4 million in the first quarter of 2015. This decrease was primarily due to recognizing as expense $20.2 million of inventoried costs for ZALTRAP commercial supplies in the first quarter of 2015 that were previously shipped to Sanofi because our risk of inventory loss no longer existed under the Amended ZALTRAP Agreement. This decrease was partly offset by an increase in royalties payable to Genentech in connection with higher sales of EYLEA outside the United States and the recognition of costs associated with commercial supplies of EYLEA manufactured for Bayer. Under our collaboration arrangements, when the product is sold by our collaborators to third-party customers, our risk of inventory loss no longer exists, and we therefore recognize our related manufacturing costs for the sold product as cost of collaboration manufacturing.
Other Income and Expense
Interest expense in the first quarter of 2016 decreased compared to the first quarter of 2015 primarily due to conversions of a substantial portion of our 1.875% convertible senior notes (the Notes) in 2015.
Income Taxes
In the first quarter of 2016 and 2015, we recorded income tax expense of $164.4 million and $200.5 million, respectively. The effective tax rate was 49.8% and 72.5% for the first quarter of 2016 and 2015, respectively. The first quarter 2016 effective tax rate was negatively impacted, compared to the U.S. federal statutory rate, by losses incurred in foreign jurisdictions with rates lower than the U.S. federal statutory rate and the non-tax deductible Branded Prescription Drug Fee, partly offset by the positive impact of the domestic manufacturing deduction and the federal tax credit for increased research activities.
The effective tax rate for the first quarter of 2015 was negatively impacted, compared to the U.S. federal statutory rate, by losses incurred in foreign jurisdictions with rates lower than the U.S. federal statutory rate, the non-tax deductible Branded Prescription Drug Fee, and expiration, at the end of 2014, of the federal tax credit for increased research activities.

Liquidity and Capital Resources
Sources and Uses of Cash for the Three Months Ended March 31, 2016 and 2015
As of March 31, 2016, we had $1,404.4 million in cash, cash equivalents, and marketable securities compared with $1,677.4 million as of December 31, 2015. Additionally, as of March 31, 2016, we had borrowing availability of $750.0 million under a revolving credit facility that was entered into during the first quarter of 2015 (see further description under "Credit Facility" below).
Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities was $29.3 million in the first quarter of 2016. Our net income of $165.7 million in the first quarter of 2016 included Non-cash Compensation Expense of $142.3 million and depreciation and amortization of $23.0 million. In addition, deferred tax assets as of March 31, 2016 increased by $79.8 million, compared to December 31, 2015, primarily due to an increase in Non-cash Compensation Expense and deferred revenue.
As of March 31, 2016, Sanofi, Bayer, and trade accounts receivable increased by $397.4 million, compared to December 31, 2015, primarily due to higher U.S. EYLEA sales and higher trade accounts receivable resulting from lengthened payment terms to certain of our U.S. EYLEA customers effective in the third quarter of 2015. In addition, in connection with our March 2016 Ang2 collaboration agreement with Bayer, a $50.0 million non-refundable up-front payment was receivable from Bayer as of March 31, 2016. Inventories as of March 31, 2016 increased by $62.3 million, compared to December 31, 2015, primarily due to increased production of various commercial supplies. Prepaid expenses and other assets decreased by $39.3 million as of March 31, 2016, compared to December 31, 2015, primarily due to a decrease in prepaid income taxes partly offset by an increase in prepaid clinical expenses. Deferred revenue increased by $91.2 million as of March 31, 2016, compared to December 31, 2015, primarily due to $60.0 million of payments received from Mitsubishi in connection with the companies' fasinumab Asia collaboration and the $50.0 million up-front payment from Bayer (as described above). Accounts payable, accrued expenses, and other liabilities increased by $103.4 million as of March 31, 2016, compared to December 31, 2015, primarily due to higher tax-related liabilities partly offset by lower payroll-related liabilities as our year-end 2015 employee cash bonuses were paid in the first quarter of 2016.
Net cash used in operating activities was $101.7 million in the first quarter of 2015. Our net income of $76.0 million in the first quarter of 2015 included Non-cash Compensation Expense of $103.8 million and depreciation and amortization of $16.0 million. In addition, deferred tax assets as of March 31, 2015 increased by $37.3 million, compared to December 31, 2014, primarily due to an increase in Non-cash Compensation Expense, partly offset by a reduction in deferred revenue.
As of March 31, 2015, Sanofi, Bayer, and trade accounts receivable increased by $329.7 million, compared to December 31, 2014, primarily due to higher trade accounts receivable resulting from lengthened payment terms to certain of our U.S. EYLEA customers effective mid-2014. Prepaid expenses and other assets as of March 31, 2015 decreased by $43.4 million, compared to December 31, 2014, primarily due to a decrease in prepaid taxes used to offset current taxes payable. Accounts payable, accrued expenses, and other liabilities increased by $30.1 million as of March 31, 2015, compared to December 31, 2014, primarily due to (i) higher income taxes payable and (ii) accruals for sales-related charges (including the impact of the Branded Prescription Drug Fee), deductions, and royalties related to EYLEA, partly offset by (iii) lower payroll-related liabilities as our year-end 2014 employee cash bonuses were paid in the first quarter of 2015.
Cash Used in Investing Activities
Net cash used in investing activities was $43.7 million and $129.5 million in the first quarter of 2016 and 2015, respectively. In the first quarter of 2016, sales or maturities of marketable securities were $60.4 million, and there were no purchases of marketable securities. In the first quarter of 2015, purchases of marketable securities exceeded sales or maturities by $15.3 million. Capital expenditures were $104.1 million and $114.2 million in the first quarter of 2016 and 2015, respectively. Capital expenditures in the first quarter of 2016 primarily included costs in connection with renovations of our Limerick, Ireland manufacturing facility, tenant improvement and associated costs at our leased Tarrytown, New York facilities, renovations to certain areas of our Rensselaer, New York manufacturing facilities, and purchases of equipment. Capital expenditures in the first quarter of 2015 primarily included costs in connection with renovations of our Limerick, Ireland manufacturing facility and tenant improvement and associated costs related to two new building which were under construction at our leased Tarrytown, New York facilities.

Cash (Used in) Provided by Financing Activities
Net cash used in financing activities was $190.5 million in the first quarter of 2016 and net cash provided by financing activities was $90.4 million in the first quarter of 2015. In the first quarter of 2016 and 2015, we paid an aggregate amount of $242.1 million and $124.5 million, respectively, to warrant holders to reduce the maximum number of shares of Common Stock issuable upon exercise of the warrants. Proceeds from issuances of Common Stock, in connection with exercises of employee stock options, were $39.3 million in the first quarter of 2016, compared to $76.3 million in the first quarter of 2015. In addition, payments for employee tax obligations in connection with stock option exercises and vesting of restricted stock (as applicable) were $1.0 million in the first quarter of 2016 compared to $21.2 million in the first quarter of 2015. Cash flows from financing activities also increased by $15.6 million and $169.8 million in the first quarter of 2016 and 2015, respectively, due to utilization of excess tax benefits in connection with stock option exercises, which offset cash tax obligations.
Credit Facility
In March 2015, we entered into an agreement with a syndicate of lenders (the Credit Agreement) which provides for a $750.0 million senior unsecured five-year revolving credit facility (the Credit Facility). The Credit Agreement includes an option for us to elect to increase the commitments under the Credit Facility and/or to enter into one or more tranches of term loans in the aggregate principal amount of up to $250.0 million subject to the consent of the lenders providing the additional commitments or term loans, as applicable, and certain other conditions. Proceeds of the loans under the Credit Facility may be used to finance working capital needs, and for general corporate or other lawful purposes, of Regeneron and its subsidiaries. The Credit Agreement also provides a $100.0 million sublimit for letters of credit. The Credit Agreement includes an option for us to elect to extend the maturity date of the Credit Facility beyond March 2020, subject to the consent of the extending lenders and certain other conditions. Amounts borrowed under the Credit Facility may be prepaid, and the commitments under the Credit Facility may be terminated, at any time without premium or penalty. We had no borrowings outstanding under the Credit Facility as of March 31, 2016.
The Credit Agreement contains financial and operating covenants. Financial covenants include a maximum total leverage ratio and a minimum interest expense coverage ratio. We were in compliance with all covenants of the Credit Facility as of March 31, 2016.
Capital Expenditures
Our cash expenditures for property, plant, and equipment totaled $104.1 million in the first quarter of 2016 and $114.2 million in the first quarter of 2015 (as described under "Cash Used in Investing Activities" above). We expect to incur capital expenditures of approximately $446 million to $521 million during the last three quarters of 2016 primarily in connection with renovating our new Limerick, Ireland facility, expanding and renovating portions of our Tarrytown, New York facilities, and expanding and renovating portions of our manufacturing facilities at our Rensselaer, New York facility.
Funding Requirements
We believe that our existing capital resources, borrowing availability under our revolving credit facility, funds generated by anticipated EYLEA net product sales, and, as described above under "Collaboration Agreements," funding for reimbursement of research and development costs that we are entitled to receive under our collaboration agreements with Sanofi and Bayer, will enable us to meet our projected operating needs for the foreseeable future.
We expect continued increases in our expenditures, particularly in connection with our research and development activities (including preclinical and clinical testing). Clinical trial costs are dependent, among other things, on the size and duration of trials (for example, we have several ongoing late-stage clinical trials which are large and for which we expect to incur significant costs), fees charged for services provided by clinical trial investigators and other third parties, the costs for manufacturing the product candidate for use in the trials, and for supplies, laboratory tests, and other expenses. In addition to our anticipated commercialization costs for EYLEA and Praluent, we anticipate incurring substantial commercialization costs in connection with our late-stage antibody product candidates. Commercialization costs over the next few years will depend on, among other things, whether or not our antibody product candidates in later stage clinical development receive regulatory approval, the market potential for product candidates, and the commercialization terms of our collaboration agreements, if applicable (whereby some or all commercialization costs may be shared with our collaborators).

Under our Antibody Collaboration with Sanofi and our collaboration with Bayer for EYLEA outside the United States, we and our collaborator share profits and losses in connection with commercialization of drug products. In the future, if we are able to successfully develop, market, and sell certain of our product candidates, we may be required to pay royalties or share the profits from such sales pursuant to our license or collaboration agreements. Currently, we are required to pay royalties on sales of certain commercial products, including payments to Genentech based on sales of EYLEA through May 7, 2016. In addition, under the provisions of the federal Patient Protection and Affordable Care Act, or PPACA, and the Health Care and Education Reconciliation Act of 2010, the Branded Prescription Drug Fee is imposed on pharmaceutical manufacturers that sell branded prescription drugs to specified government programs. This fee is allocated to companies, including us, based on their market share of total branded prescription drug sales into these government programs.
We expect that expenses related to the filing, prosecution, defense, and enforcement of patents and other intellectual property will be substantial.
We enter into research collaboration and licensing agreements that may require us to pay (i) amounts upon the achievement of various development and commercial milestones, which, in the aggregate, could be significant, and/or (ii) royalties calculated based on a percentage of net product sales. The payment of these amounts, however, is contingent upon the occurrence of various future events, which have a high degree of uncertainty of occurring and for which the specific timing cannot be predicted. For example, we are obligated to pay Sanofi up to $20.0 million in potential additional development milestones in connection with our PDGFR-beta antibody clinical program.
As described under "Collaboration Agreements - Collaboration with Intellia Therapeutics" above, we made a $75.0 million up-front payment to Intellia in April 2016, and have also agreed to purchase (i) between $25.0 million and $50.0 million of Intellia preferred stock in Intellia's next qualified private financing, or (ii) $50.0 million of Intellia common stock in a private placement concurrent with (and conditional on) the consummation of a qualified initial public offering of Intellia's common stock.
From time to time, we may seek to further reduce the number of warrants outstanding through additional amendment agreements with warrant holders or otherwise.
As of March 31, 2016, an aggregate principal amount of $10.6 million of our Notes remained outstanding. In April 2016, we received notification that an additional $10.4 million principal amount of our Notes were surrendered for conversion, and settlement is anticipated during the second quarter of 2016. We elected to settle these conversion obligations through a combination of cash and shares (total payment will be based on the average of the volume-weighted-average prices of the Common Stock during the 40 trading-day cash settlement averaging period specified in the indenture governing the Notes). In connection with these Note conversions, we exercised a proportionate amount of our Note hedges, for which we expect to receive shares of Common Stock approximately equal to the number of shares we will be required to issue to settle the non-cash portion of the related Note conversions. The remaining outstanding balance of the Notes matures on October 1, 2016.
Future Impact of Recently Issued Accounting Standards
See Note 13 to our Condensed Consolidated Financial Statements for a summary of recently issued accounting standards.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risks, and the way we manage them, are summarized in Part II, Item 7A, "Quantitative and Qualitative Disclosures Around Market Risk" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (filed February 11, 2016). There have been no material changes to our market risks or to our management of such risks as of March 31, 2016.
ITEM 4. CONTROLS AND PROCEDURES
Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer each concluded that, as of the end of such period, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported on a timely basis, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are a party to legal proceedings in the course of our business, including those described in our Annual Report on Form 10-K for the year ended December 31, 2015 (filed February 11, 2016) and those described below. The outcome of any such proceedings, regardless of the merits, is inherently uncertain. For a description of risks relating to these and other legal proceedings we face, see Part II, Item 1A. "Risk Factors," including the discussion under the headings entitled "Risks Related to Intellectual Property and Market Exclusivity," "Regulatory and Litigation Risks," and "Risks Related to Our Common Stock."
Proceedings Relating to '287 Patent and '163 Patent
As previously reported, on September 25, 2013, we commenced patent infringement litigation against Kymab Ltd in the English High Court of Justice, Chancery Division, Patents Court, in London, asserting our European Patent No. 1,360,287 (the '287 Patent) and European Patent No. 2,264,163 (the '163 Patent), both of which concern genetically altered mice capable of producing chimeric antibodies that are part human and part mouse. A trial to adjudicate the claims of infringement and counterclaims of invalidity of the '287 Patent and the '163 Patent was held from November 16, 2015 through December 8, 2015. On February 1, 2016, the court issued a final judgment, finding that the asserted claims of the '287 and '163 Patents are novel, not obvious, and infringed by Kymab's genetically engineered mice. However, the court invalidated the '287 and '163 Patents on the ground of insufficiency. On April 27, 2016, the court granted permission for our appeal and Kymab's cross-appeal. We plan to appeal the court's February 1, 2016 judgment.
As previously reported, the '287 Patent was the subject of opposition proceedings in the European Patent Office (EPO) initiated by Kymab and Merus B.V. in June 2013, alleging lack of novelty, lack of inventive step, and insufficiency. On September 17, 2014, following an oral hearing held to evaluate the validity of the '287 Patent, the Opposition Division of the EPO revoked the '287 Patent in its entirety on the grounds of lack of inventive step. We filed an appeal with the EPO on September 18, 2014, which had the effect of reinstating the '287 Patent. On November 9, 2015, the Technical Board of Appeal of the EPO (TBA) reversed the decision of the Opposition Division and found the amended claims of the '287 Patent were valid. The TBA issued a final, written decision in this matter on March 10, 2016.
Proceedings Relating to Praluent (alirocumab) Injection
As previously reported, we are currently a party to a patent infringement action initiated by Amgen Inc. against us and Sanofi relating to Praluent, which we are jointly developing and commercializing with Sanofi. In this action, Amgen asserted U.S. Patent Nos. 8,563,698, 8,829,165 (the '165 Patent), 8,859,741 (the '741 Patent), 8,871,913, 8,871,914 (the '914 Patent), 8,883,983, and 8,889,834. On November 3, 2015, pursuant to court order, the patents asserted by Amgen were narrowed to the '165, '741, and '914 Patents. On March 4, 2016, Amgen further narrowed the asserted patents to the '165 and '741 Patents.
A jury trial in this litigation was held from March 8 to March 16, 2016. During the course of the trial, the court ruled as a matter of law in favor of Amgen that the asserted patent claims were not obvious, and in favor of Regeneron and Sanofi that there was no willful infringement of the asserted patent claims by Regeneron or Sanofi. On March 16, 2016, the jury returned a verdict in favor of Amgen, finding that the asserted claims of the '165 and '741 Patents were not invalid based on either a lack of written description or a lack of enablement. The court’s final opinion and judgment are expected to be issued following submission of post-trial briefs, which are expected to be submitted in the second quarter of 2016. We and Sanofi plan to appeal any judgment that is adverse to us and Sanofi.
On March 23 and March 24, 2016, the court held a permanent injunction hearing to determine whether Regeneron and Sanofi should be prohibited from commercializing Praluent. The court deferred a decision on the permanent injunction until after post-trial briefs are submitted.
Proceedings Relating to Shareholder Derivative Claim
As previously reported, on December 30, 2015, an alleged shareholder filed a shareholder derivative complaint in the New York Supreme Court, naming the current and certain former non-employee members of our board of directors, the Chairman of the board of directors, our Chief Executive Officer, and our Chief Scientific Officer as defendants and Regeneron as a nominal defendant. The complaint asserts that the individual defendants breached their fiduciary duties and were unjustly enriched when they approved and/or received allegedly excessive compensation in 2013 and 2014. On March 2, 2016, the defendants filed a motion to dismiss the shareholder derivative complaint. Pursuant to our By-Laws and the New York Business Corporation Law, expenses in connection with the foregoing are being advanced by us for the individual defendants.

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
Risks Related to Commercialization of EYLEA
We are substantially dependent on the success of EYLEA. If we or Bayer are unable to continue to successfully commercialize EYLEA, our business, prospects, operating results, and financial condition will be materially harmed.
EYLEA net sales represent a substantial portion of our revenues and this concentration of our net sales in a single product makes us substantially dependent on that product. For the three months ended March 31, 2016 and 2015, EYLEA net sales in the United States represented 65% and 62% of our total revenues, respectively. If we were to experience difficulty with the commercialization of EYLEA in the United States, if Bayer were to experience any difficulty with the commercialization of EYLEA outside the United States, or if we and Bayer are unable to maintain current marketing approvals of EYLEA, we may experience a reduction in revenue and may not be able to sustain profitability, and our business, prospects, operating results, and financial condition would be materially harmed.
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

•
our ability to effectively communicate to the marketplace the benefits of the dosing regimen of EYLEA as compared to the dosing regimen of Lucentis® (ranibizumab), and the willingness of retinal specialists and patients to switch from Lucentis or off-label use of repackaged Avastin® (bevacizumab) to EYLEA or to start treatment with EYLEA;

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

•
the effect of existing and new health care laws and regulations currently being considered or implemented in the United States, including reporting and disclosure requirements of such laws and regulations and the potential impact of such requirements on physician prescription practices; and

•
risks associated with intellectual property of other parties and pending or future litigation relating thereto, as discussed under "Risks Related to Intellectual Property and Market Exclusivity" below.

More detailed information about the risks related to the commercialization of EYLEA is provided in the risk factors below.

We and Bayer are subject to significant ongoing regulatory obligations and oversight with respect to EYLEA. If we or Bayer fail to maintain regulatory compliance for EYLEA, EYLEA marketing approval may be withdrawn, which would materially harm our business, prospects, operating results, and financial condition.
We and Bayer are subject to significant ongoing regulatory obligations and oversight with respect to EYLEA for its currently approved indications in the United States, EU, and other countries where the product is approved. If we or Bayer fail to maintain regulatory compliance for EYLEA for its currently approved indications (including for any of the reasons discussed below under "Risks Related to Maintaining Approval of Our Marketed Products and the Development and Obtaining Approval of Our Product Candidates and New Indications for Our Marketed Products - Obtaining and maintaining regulatory approval for drug products is costly, time-consuming, and highly uncertain"), EYLEA marketing approval may be withdrawn, which would materially harm our business, prospects, operating results, and financial condition. Failure to comply may also subject us to sanctions, product recalls, or withdrawals of previously approved marketing applications. See also "Risks Related to Manufacturing and Supply - If we fail to meet the stringent requirements of governmental regulation in the manufacture of drug products or product candidates, we could incur substantial remedial costs, delays in the development or approval of our product candidates or new indications for our marketed products and/or in their commercial launch if they obtain regulatory approval, and a reduction in sales" below.
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
Our sales in the United States of EYLEA are dependent, in large part, on the availability and extent of reimbursement from third-party payers, including private payer healthcare and insurance programs, health maintenance organizations, pharmacy benefit management companies, and government programs such as Medicare and Medicaid. Sales of EYLEA in other countries are dependent, in large part, on similar programs in those countries. In the United States, there is an increased focus from the federal government and others on analyzing the impact of various regulatory programs on the federal deficit, which could result in increased pressure on federal programs to reduce costs, including limiting federal healthcare expenditures. For example, in September 2011 the Office of Inspector General (OIG) of the Department of Health and Human Services issued a report entitled "Review of Medicare Part B Avastin and Lucentis Treatments for Age-Related Macular Degeneration" in which the OIG details possible savings to the Medicare program by using off-label, repackaged Avastin rather than Lucentis for the treatment of wet AMD. In addition, in March 2016, the Centers for Medicare & Medicaid Services (CMS) of the Department of Health and Human Services released a proposed rule regarding a new payment model for the reimbursement by Medicare of drugs administered in the physician office or hospital outpatient department settings. If approved, the proposed rule could potentially redistribute and reduce reimbursement currently available to physicians and hospitals that furnish such drugs, including EYLEA, and may also impact physician prescription practices. Economic pressure on state budgets may also have a similar impact. A reduction in the availability or extent of reimbursement from U.S. government programs could have a material adverse effect on the sales of EYLEA. In addition, other third-party payers (including pharmacy benefit management companies) are challenging the prices charged for healthcare products and increasingly limiting, and attempting to limit, both coverage and level of reimbursement for prescription drugs. Since EYLEA is too expensive for most patients to afford without health insurance coverage, if adequate coverage and reimbursement by third-party payers, including Medicare and Medicaid in the United States, is not available, our ability to successfully commercialize EYLEA will be materially adversely impacted. Our sales and potential profits and our business, prospects, operating results, and financial condition would be materially harmed. See also "Risks Related to Commercialization of Products - The successful commercialization of our marketed products, as well as our late-stage product candidates or new indications for our marketed products, if approved, will depend on obtaining and maintaining coverage and reimbursement for use of these products from third-party payers, including Medicare and Medicaid in the United States, and these payers may not cover or adequately reimburse for use of our products or may do so at levels that make our products uncompetitive and/or unprofitable, which would materially harm our business, prospects, operating results, and financial condition" below.

The commercial success of EYLEA is subject to strong competition.
The market for eye disease products is very competitive. For example, Novartis and Genentech/Roche are collaborating on the commercialization and further development of a VEGF antibody fragment, Lucentis, for the treatment of various eye indications. Lucentis is approved in one or more jurisdictions for the treatment of wet AMD, macular edema following RVO (including CRVO and BRVO), DME, diabetic retinopathy in patients with DME, and mCNV. Competitors are also exploring the development of a biosimilar version of Lucentis; in particular, Pfenex Inc. (in collaboration with Pfizer) is developing PF582 (currently in a Phase 1b/2a trial in patients with wet AMD), and Formycon AG (in collaboration with bioeq GmbH) is developing FYB201 (currently in a Phase 3 trial in patients with wet AMD).
Other competitive or potentially competitive products include Allergan's Ozurdex® (dexamethasone intravitreal implant) (approved by the FDA in June 2009 for the treatment of macular edema following RVO and in September 2014 for the treatment of DME) and Alimera Sciences' Iluvien® (fluocinolone acetonide intravitreal implant) (approved by the FDA in September 2014 for the treatment of DME in patients who have been previously treated with a course of corticosteroids and did not have a clinically significant rise in intraocular pressure), both of which are intravitreal implants of corticosteroids. Many other companies are working on the development of product candidates and extended delivery devices for the potential treatment of wet AMD, DME, and RVO, including those that act by blocking VEGF and VEGF receptors, as well as small interfering ribonucleic acids (siRNAs) that modulate gene expression. For example, Genentech/Roche is developing a Lucentis port delivery system implant (currently in a Phase 2 study in patients with wet AMD). Novartis is developing RTH258 (ESBA1008), a humanized monoclonal single-chain FV (scFv) antibody fragment targeting VEGF-A for wet AMD, and initiated a non-inferiority Phase 3 trial comparing RTH258 and EYLEA in December 2014. Allergan is developing abicipar pegol (an anti-VEGF-A DARPin®) for wet AMD and related conditions (currently studied in Phase 3 trials against Lucentis as a comparator drug). Additionally, companies are developing products (or combinations of products) to treat wet AMD that act by blocking VEGF and VEGF receptors, as well as other targets (for example, PDGF). Ophthotech Corporation (in collaboration with Novartis) is developing Fovista®, an aptamer directed against platelet-derived growth factor subunit B (PDGF-B), as a product candidate intended to be used in combination with an anti-VEGF therapy in wet AMD. In 2013, Ophthotech initiated Phase 3 trials in AMD evaluating multiple combinations of Fovista, including Lucentis + Fovista, Avastin + Fovista, and EYLEA + Fovista. Genentech/Roche is developing a bi-specific antibody targeting both VEGF and Ang2 for wet AMD (currently in a Phase 2 trial in patients with wet AMD). Competitors are also developing eye-drop formulations, oral therapies, and gene/cell therapies for various indications that, if approved, would compete with EYLEA in one or more of its currently approved indications.
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
We rely on our collaboration with Bayer for commercializing EYLEA.
While we have established our own sales and marketing organization for EYLEA in the United States for its currently approved indications, our commercialization experience is still relatively limited and we have no sales, marketing, commercial, or distribution capabilities for EYLEA outside the United States.

Under the terms of our license and collaboration agreement with Bayer (which is terminable by Bayer at any time upon six or twelve months' advance notice), we rely on Bayer for sales, marketing, and distribution of EYLEA in countries outside the United States. If we and Bayer are unsuccessful in continuing to commercialize EYLEA, our ability to sustain profitability would be materially impaired. We have limited commercial capabilities outside the United States and would have to develop or outsource these capabilities. Therefore, termination of the Bayer collaboration agreement would create substantial new and additional risks to the successful development and commercialization of EYLEA, particularly outside the United States. For additional information regarding our collaboration with Bayer, see "Risks Related to Our Reliance on Third Parties - If our collaboration with Bayer for EYLEA is terminated, or Bayer materially breaches its obligations thereunder, our business, prospects, operating results, and financial condition, and our ability to continue to develop EYLEA and commercialize EYLEA outside the United States in the time expected, or at all, would be materially harmed" below.
Sales of EYLEA recorded by us and Bayer could be reduced by imports from countries where EYLEA may be available at lower prices.
Our sales of EYLEA in the United States and Bayer's sales of EYLEA in other countries may be reduced if EYLEA is imported into those countries from lower priced markets, whether legally or illegally (a practice known as parallel trading or reimportation). Parallel traders (who may repackage or resize the original product or sell it through alternative channels such as mail order or the Internet) take advantage of the price differentials between markets arising from factors including sales costs, market conditions (such as intermediate trading stages), tax rates, or national regulation of prices. Under our arrangement with Bayer, pricing and reimbursement for EYLEA outside the United States is the responsibility of Bayer. Prices for EYLEA in territories outside the United States are based on local market economics and competition and are likely to differ from country to country. In the United States, prices for pharmaceuticals are generally higher than in the bordering nations of Canada and Mexico and our sales of EYLEA in the United States may be reduced if EYLEA marketed in those nations is imported into the United States. Parallel-trading practices also are of particular relevance to the EU, where they have been encouraged by the current regulatory framework. These types of imports may exert pressure on the pricing of EYLEA in a particular market or reduce our or Bayer's sales, thereby adversely affecting our results of operations. In addition, there have been proposals to legalize the import of pharmaceuticals from outside the United States. If such legislation were enacted, our future revenues derived from EYLEA sales could be reduced.
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

•	payer restrictions on eligible patient populations and reimbursement process, both in the United States and abroad;

•	our and Sanofi's ability to maintain sales of Praluent in the face of competitive products, including Amgen's Repatha® (evolocumab), as well as product candidates currently in clinical development;

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

•
maintaining and successfully monitoring commercial manufacturing arrangements for Praluent with third parties who perform fill/finish or other steps in the manufacture of Praluent to ensure that they meet our standards and those of regulatory authorities, including the FDA, which extensively regulate and monitor pharmaceutical manufacturing facilities; and

•
risks associated with intellectual property of other parties and pending or future litigation relating thereto, as discussed under "Risks Related to Intellectual Property and Market Exclusivity" below.

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
Government and other third-party payers (including pharmacy benefit management companies) are challenging the prices charged for healthcare products and increasingly limiting, and attempting to limit, both coverage and level of reimbursement for prescription drugs, and are imposing restrictions on eligible patient populations and reimbursement process (including by means of required prior authorizations and utilization management criteria). For example, pharmacy benefit management companies often develop formularies to reduce their cost for medications. The breadth of the products covered by formularies varies considerably from one pharmacy benefit management company to another. Failure to be included in such formularies or to achieve favorable formulary status may negatively impact the utilization and market share of Praluent. If Praluent is not included within an adequate number of formularies, adequate reimbursement levels are not provided, the eligible insured patient population for Praluent is limited, or a key payer refuses to provide reimbursement for Praluent in a particular jurisdiction altogether, this could have a material adverse effect on our and Sanofi's ability to commercialize Praluent.
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
There is significant actual and potential future competition for Praluent. Amgen's PCSK9 program is currently the most advanced of the competitors, having already received regulatory approvals in jurisdictions including the U.S., the EU, and Japan for its PCSK9 inhibitor Repatha. Amgen may obtain marketing approval for Repatha in one or more additional countries before Praluent is approved in those countries. Several other companies, including Pfizer, AstraZeneca, and Eli Lilly, also have development programs for antibodies against PCSK9. Alnylam, in collaboration with The Medicines Company, has a clinical program underway with an RNAi molecule against PCSK9. In addition, there are therapeutic products targeting PCSK9 operating through other mechanisms of action in development, including oral products and vaccines. Oral products that lower LDL-C, if approved, may also be competitive with PCSK9 inhibitors, including Praluent. Certain late-stage inhibitors of cholesterylester transfer protein (CETP), such as Merck's anacetrapib, lower LDL-C and may be launched with supporting data from outcomes trials prior to the completion of our own outcomes trial for Praluent. Other oral agents for lowering LDL-C that may potentially compete with Praluent include ETC-1002 and CAT-2054, which are being developed by Esperion Therapeutics and Catabasis Pharmaceuticals, respectively.
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
EYLEA is being studied in additional indications, and aflibercept is being studied as a combination product. There are many potential safety concerns associated with significant blockade of VEGF that may limit our ability to further successfully develop and/or commercialize aflibercept. These serious and potentially life-threatening risks, based on clinical and preclinical experience of VEGF inhibitors, include bleeding, intestinal perforation, hypertension, proteinuria, congestive heart failure, heart attack, and stroke. Other VEGF blockers have reported side effects that became evident only after large-scale trials or after marketing approval when large numbers of patients were treated. There are risks inherent in the intravitreal administration of drugs like aflibercept (such as intraocular inflammation, sterile and culture positive endophthalmitis, corneal decomposition, retinal detachment, and retinal tear), which can cause injury to the eye and other complications. For example, in our Phase 3 trials of EYLEA in wet AMD, the most frequent ocular adverse events were conjunctival hemorrhage, macular degeneration, eye pain, retinal hemorrhage, and vitreous floaters. These and other complications or side effects could harm further development and/or commercialization of aflibercept.
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
Our business requires using sensitive and proprietary technology and other information that we protect as trade secrets. We seek to prevent improper disclosure of these trade secrets through confidentiality agreements. If our trade secrets are improperly disclosed, by our current or former employees, our collaborators, or otherwise, it would help our competitors and adversely affect our business. We will be able to protect our proprietary rights only to the extent that our proprietary technologies and other information are covered by valid and enforceable patents or are effectively maintained as trade secrets. The patent position of biotechnology companies, including our company, involves complex legal and factual questions and, therefore, enforceability cannot be predicted with certainty. Our patents may be challenged, invalidated, held to be unenforceable, or circumvented. Patent applications filed outside the United States may be challenged by other parties, for example, by filing third-party observations that argue against patentability or an opposition. Such opposition proceedings are increasingly common in the EU and are costly to defend. For example, our European Patent No. 1,360,287 was the subject of opposition proceedings in the European Patent Office, as described in Part I, Item 3. "Legal Proceedings" of our Annual Report on Form 10-K for the year ended December 31, 2015 and Part II, Item 1. "Legal Proceedings" of this report. We have pending patent applications in the United States Patent and Trademark Office, the European Patent Office, and the patent offices of other foreign jurisdictions, and it is likely that we will need to defend patents from challenges by others from time to time in the future. Certain of our U.S. patents may also be challenged by parties who file a request for post-grant review under the America Invents Act of 2011. Post-grant review proceedings are increasingly common in the United States and are costly to defend. Our patent rights may not provide us with a proprietary position or competitive advantages against competitors. Furthermore, even if the outcome is favorable to us, the enforcement of our intellectual property rights can be extremely expensive and time consuming.
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
We have been in the past, are currently, and may in the future be involved in patent litigation and other proceedings involving our patents. For example, we are currently parties to patent infringement proceedings initiated by us relating to our European Patent No. 1,360,287, our European Patent No. 2,264,163, and our U.S. Patent No. 8,502,018, all of which concern genetically altered mice capable of producing chimeric antibodies that are part human and part mouse, as described in Part I, Item 3. "Legal Proceedings" of our Annual Report on Form 10-K for the year ended December 31, 2015 and Part II, Item 1. "Legal Proceedings" of this report. In addition, we are currently parties to patent infringement proceedings initiated by Amgen against us and Sanofi relating to Praluent, as described in Part I, Item 3. "Legal Proceedings" of our Annual Report on Form 10-K for the year ended December 31, 2015 and Part II, Item 1. "Legal Proceedings" of this report. We are aware of additional patents and pending applications owned by others that claim antibodies to PCSK9 and methods of treating hypercholesterolemia with such antibodies. We are also aware of patents and pending applications owned by others that respectively claim antibodies to IL-6R and IL-4R and methods of treating rheumatoid arthritis and uveitis and atopic dermatitis and asthma with such antibodies. In addition to Praluent, our late-stage antibody-based pipeline includes sarilumab, an antibody to IL-6R, for the treatment of rheumatoid arthritis and non-infectious uveitis; dupilumab, an antibody to IL-4R, for the treatment of atopic dermatitis, asthma, nasal polyposis, and eosinophilic esophagitis; REGN2222, an antibody targeting RSV-F; and fasinumab, an antibody to NGF. Although we do not believe that any of our late-stage antibody product candidates infringes any valid claim in these patents or patent applications, these other parties could initiate a lawsuit for patent infringement and assert their patents are valid and cover our late-stage antibody product candidates, similar to the patent infringement proceedings initiated by Amgen referred to above. As described in Part I, Item 3. "Legal Proceedings" of our Annual Report on Form 10-K for the year ended December 31, 2015, we and Sanofi-Aventis U.S. LLC initiated invalidity actions against patents jointly owned by Genentech and City of Hope relating to the production of recombinant antibodies by host cells. We currently produce our antibody product and antibody product candidates using recombinant antibodies from host cells and may choose to produce additional antibody product candidates in this manner. Neither ARCALYST nor EYLEA is a recombinant antibody. Genentech has licensed these patents to several different companies under confidential license agreements. If we desire a license for any of our antibody products or product candidates as part of a settlement for these invalidity actions and are unable to obtain a license on commercially reasonable terms or at all, we may be restricted in our ability to make recombinant antibodies in, or to import them into, the United States. Further, we are aware of a number of patent applications of others that, if granted with claims as currently drafted, may cover our current or planned activities. It could be determined that our products and/or actions in manufacturing or selling our product candidates infringe such patents.
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
Under the federal PPACA, enacted in 2010, there is an abbreviated path in the United States for regulatory approval of products that are demonstrated to be "biosimilar" or "interchangeable" with an FDA-approved biological product. The PPACA provides a regulatory mechanism that allows for FDA approval of biologic drugs that are similar to (but not generic copies of) innovative drugs on the basis of less extensive data than is required by a full BLA. Under this regulation, an application for approval of a biosimilar may be filed four years after approval of the innovator product. However, qualified innovative biological products will receive 12 years of regulatory exclusivity, meaning that the FDA may not approve a biosimilar version until 12 years after the innovative biological product was first approved by the FDA. However, the term of regulatory exclusivity may not remain at 12 years in the United States and could be shortened.
A number of jurisdictions outside of the United States have also established abbreviated pathways for regulatory approval of biological products that are biosimilar to earlier versions of biological products. For example, the EU has had an established regulatory pathway for biosimilars since 2005.
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
We are aware of several pharmaceutical and biotechnology companies actively engaged in the research and development of antibody products against targets that are also the targets of our early- and late-stage product candidates. For example, Pfizer (in collaboration with Eli Lilly) is developing an antibody product candidate against NGF. Genentech/Roche is marketing an antibody against IL-6R (Actemra® (tocilizumab)) for the treatment of rheumatoid arthritis that would compete with sarilumab, our IL-6R antibody, if it is approved. In addition, several other companies, including Johnson & Johnson (in collaboration with GlaxoSmithKline), Alder Biopharmaceuticals, Ablynx (in collaboration with AbbVie), R-Pharm, and Pfizer have antibodies against IL-6 or IL-6R in clinical development. A number of companies are developing antibodies that, if approved, may compete with dupilumab, our IL-4R antibody, if it is approved, including Roche (an antibody against IL-13), AstraZeneca (antibodies against IL-4R, IL-5R, and IL-13), Novartis (a combination antibody against IL-4 and IL-13), and Amgen (in collaboration with AstraZeneca) (an antibody against thymic stromal lymphopoietin, or TSLP). GlaxoSmithKline's Nucala® (mepolizumab) and Teva's (Cinqair® (reslizumab), both of which are antibodies against IL-5, may also compete with dupilumab, if dupilumab is approved. For RSV, competitors have marketed antibodies as well as antibodies in clinical development, including AstraZeneca (in collaboration with AIMM Therapeutics).
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
In addition, in order for private insurance and governmental payers (such as Medicare and Medicaid in the United States) to reimburse the cost of our products, we must, among other things, maintain registration of the products in the National Drug Code registry, maintain our re-labeler license, maintain formulary approval by pharmacy benefits managers, and maintain recognition by insurance companies and CMS. There is no certainty that we will be able to obtain or maintain the applicable requirements for reimbursement (including relevant formulary coverage) of our current and future products, which may have a material adverse effect on our business.

Government and other third-party payers (including pharmacy benefit management companies) are challenging the prices charged for healthcare products and increasingly limiting, and attempting to limit, both coverage and level of reimbursement for prescription drugs, and are imposing restrictions on eligible patient populations and reimbursement process (including by means of required prior authorizations and utilization management criteria). In March 2010, the PPACA and a related reconciliation bill were enacted in the United States. This legislation imposes cost containment measures that are likely to adversely affect the amount of reimbursement for our future products. The full effects of this legislation are unknown at this time and will not be known until regulations and guidance are issued by CMS and other federal and state agencies. Some states are also considering legislation that would control the prices of drugs, and state Medicaid programs are increasingly requesting manufacturers to pay supplemental rebates and requiring prior authorization by the state program for use of any drug for which supplemental rebates are not being paid. It is likely that federal and state legislatures and health agencies will continue to focus on additional health care reform in the future that will impose additional constraints on prices and reimbursements for our products.
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
We sell EYLEA in the United States to several distributors and specialty pharmacies. Under this distribution model, the distributors and specialty pharmacies generally take physical delivery of product and generally sell the product directly to healthcare providers. For the three months ended March 31, 2016 and 2015, we recorded 60% and 69%, respectively, of our total gross product revenue from sales to a single distributor, Besse Medical, a subsidiary of AmerisourceBergen Corporation. We expect this significant customer concentration to continue for the foreseeable future. Our ability to generate and grow sales of EYLEA will depend, in part, on the extent to which our distributors and specialty pharmacies are able to provide adequate distribution of EYLEA to healthcare providers. Although we believe we can find additional distributors, if necessary, our revenue during any period of disruption could suffer and we might incur additional costs. In addition, these customers are responsible for a significant portion of our net trade accounts receivable balances. The loss of any large customer, a significant reduction in sales we make to them, any cancellation of orders they have made with us, or any failure to pay for the products we have shipped to them could adversely affect our results of operations.
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

For additional risks relating to commercialization of EYLEA and Praluent outside the United States, see also "Risks Related to Commercialization of EYLEA - We rely on our collaboration with Bayer for commercializing EYLEA" and "Risks Related to Commercialization of Praluent - We rely on our Antibody Collaboration with Sanofi for commercializing Praluent," respectively.
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

As part of the PPACA, the federal government requires that pharmaceutical manufacturers record any "transfers of value" made to U.S. prescribers and certain other healthcare providers and teaching hospitals. Information provided by companies is aggregated and posted annually on an "Open Payments" website, which is managed by CMS, the agency responsible for implementing these disclosure requirements. We will need to continue to dedicate significant resources to comply with these requirements. The PPACA also includes various provisions designed to strengthen fraud and abuse enforcement, such as increased funding for enforcement efforts and the lowering of the intent requirement of the federal anti-kickback statute and criminal health care fraud statute such that a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, several states have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs, file periodic reports with the state or make periodic public disclosures on sales, marketing, pricing, clinical trials, and other activities. Many of these requirements and standards are new or uncertain, and the penalties for failure to comply with these requirements may be unclear. If we are found not to be in full compliance with these laws, we could face enforcement actions, fines, and other penalties, and could receive adverse publicity, which would harm our business, prospects, operating results, and financial condition. Additionally, access to such data by fraud-and-abuse investigators and industry critics may draw scrutiny to our collaborations with reported entities.
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

•
tariffs, trade protection measures, import or export licensing requirements, trade embargoes, and sanctions (including those administered by the Office of Foreign Assets Control of the U.S. Department of the Treasury), and other trade barriers;

•	difficulties in attracting and retaining qualified personnel; and

•	cultural differences in the conduct of business.

We may incur additional tax liabilities related to our operations.
We are subject to income tax in the United States and various foreign jurisdictions. Significant judgment is required in determining our worldwide tax liabilities, and our effective tax rate is derived from a combination of the applicable statutory rates in the various jurisdictions in which we operate. We record liabilities that involve significant management judgment for uncertain tax positions. The Internal Revenue Service or other domestic or foreign taxing authorities may disagree with our interpretation of tax law as applied to the operations of Regeneron and its subsidiaries or with the positions we may take with respect to particular tax issues on our tax returns. Consequently, our reported effective tax rate and our after-tax cash flows may be materially and adversely affected by tax assessments or judgments in excess of accrued amounts we have estimated in preparing our financial statements. Further, our effective tax rate may also be adversely affected by numerous other factors, including changes in the mix of our profitability from country to country and changes in tax laws and regulations. Changes in tax laws of various jurisdictions in which we do business could also result from the base erosion and profits shifting, or BEPS, recommendations by the Organization for Economic Co-operation and Development. If these recommendations (or other changes in law) were adopted by the countries in which we do business, it could adversely affect our provision for income tax and our current rate.
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
If Sanofi does not elect to co-develop the product candidates that we discover or opts out of their development under our Antibody Collaboration or our IO Collaboration, unless we enter into a collaboration agreement with another party, we would be required to fund and oversee on our own the clinical trials, any regulatory responsibilities, and the ensuing commercialization efforts to support those antibody products. For example, Sanofi has elected not to continue co-development of fasinumab, REGN2222, and trevogrumab, and decided not to opt in to the evinacumab and other programs.
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

If our collaboration with Bayer for EYLEA is terminated, or Bayer materially breaches its obligations thereunder, our business, prospects, operating results, and financial condition, and our ability to continue to develop EYLEA and commercialize EYLEA outside the United States in the time expected, or at all, would be materially harmed.
We rely heavily on Bayer to assist with the development, and the commercialization outside the United States, of EYLEA. Under our agreement with them, Bayer is required to fund approximately half of the development expenses incurred by both companies in connection with the global EYLEA development program. As the EYLEA program continues, we will continue to rely on Bayer to assist with funding the EYLEA development program, continue to lead the development of EYLEA outside the United States, obtain and maintain regulatory approval outside the United States, and provide all sales, marketing, and commercial support for the product outside the United States. In particular, Bayer has responsibility for selling EYLEA outside the United States using its sales force and, in Japan, in cooperation with Santen Pharmaceuticals Co. Ltd. pursuant to a Co-Promotion and Distribution Agreement with Bayer's Japanese affiliate. We cannot assure you that regulatory approvals will be received for EYLEA in additional indications outside the United States or that EYLEA will be successfully commercialized outside the United States. If Bayer and, in Japan, Santen do not perform their obligations in a timely manner, or at all, our ability to develop, manufacture, and commercialize EYLEA outside the United States will be significantly adversely affected. Bayer has the right to terminate its collaboration agreement with us at any time upon six or twelve months' advance notice, depending on the circumstances giving rise to termination. If Bayer were to terminate its collaboration agreement with us, we would not have the resources or skills to replace those of our collaborator, which could require us to seek additional funding or another collaboration that might not be available on favorable terms or at all, and could cause significant delays in the development and/or commercialization of EYLEA outside the United States and result in substantial additional costs to us. We have limited commercial capabilities outside the United States and would have to develop or outsource these capabilities (see also "Risks Related to Commercialization of Products - If we need to establish commercial capabilities outside the United States and are unable to do so, our business, prospects, operating results, and financial condition may be adversely affected" above). Termination of the Bayer collaboration agreement would create substantial new and additional risks to the successful development and commercialization of EYLEA, particularly outside the United States.
Our collaborators and service providers may fail to perform adequately in their efforts to support the development, manufacture, and commercialization of our drug candidates and current and future products.
We depend upon third-party collaborators, including Sanofi, Bayer, and service providers such as CROs, outside testing laboratories, clinical investigator sites, and third-party manufacturers, fill/finish, and product packagers and labelers, to assist us in the manufacture and preclinical and clinical development of our product candidates. We also depend, or will depend, on some of these third parties in connection with the commercialization of our marketed products and our late-stage product candidates and new indications for our marketed products if they are approved for marketing. If any of our existing collaborators or service providers breaches or terminates its agreement with us or does not perform its development or manufacturing services under an agreement in a timely manner or in compliance with applicable GMPs, GLPs, or GCP Standards, we could experience additional costs, delays, and difficulties in the manufacture or development of, or in obtaining approval by regulatory authorities for, or successfully commercializing our product candidates.
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
Beginning in 2012, we reported profitability; prior to that, we generally incurred net losses. If we cannot sustain profitability, we may be unable to continue our operations. In the absence of substantial revenue from the sale of products on an ongoing basis, including our sales of EYLEA, and our share of the profits from Bayer's sales of EYLEA outside the United States, or from other sources, the amount, timing, nature, or source of which cannot be predicted, we may incur substantial losses again as we conduct our research and development activities, commercialize our approved products, and prepare for possible commercialization of our other product candidates and new indications of our marketed products.
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
As of March 31, 2016, we had $604.2 million in cash and cash equivalents and $800.2 million in marketable securities (including $21.4 million in equity securities). Our investments consist primarily of fixed-income securities, including investment-grade corporate bonds. These fixed-income investments are subject to external factors that may adversely affect their market value or liquidity, such as interest rate, liquidity, market, and issuer credit risks, including actual or anticipated changes in credit ratings. The equity securities we hold may experience significant volatility and may decline in value or become worthless if the issuer experiences an adverse development. Furthermore, our equity investments could be subject to dilution (and decline in value) as a result of the issuance of additional equity interests. If any of our investments suffer market price declines that are other than temporary, their value could be impaired, which may have an adverse effect on our financial condition and operating results.
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
The trading price of our Common Stock has been, and could continue to be, subject to wide fluctuations in response to these and other factors, including the sale or attempted sale of a large amount of our Common Stock in the market. As discussed in greater detail under "Future sales of our Common Stock by our significant shareholders or us may depress our stock price and impair our ability to raise funds in new share offerings" below, a large percentage of our Common Stock is owned by a small number of our principal shareholders, and our largest shareholder, Sanofi, has been maintaining its percentage ownership of our Common Stock and has publicly disclosed that it may opportunistically increase its percentage ownership of our Common Stock. As a result, the public float of our Common Stock (i.e., the portion of our Common Stock held by public investors, as opposed to the Common Stock held by our directors, officers, and principal shareholders) is low relative to many large public companies. As our Common Stock is less liquid than the stock of companies with broader public ownership, its trading price may fluctuate significantly more than the stock market as a whole. These factors may exacerbate the volatility in the trading price of our Common Stock and may negatively impact your ability to liquidate your investment in Regeneron at the time you wish at a price you consider satisfactory. Broad market fluctuations may also adversely affect the market price of our Common Stock. In the past, securities class action litigation has often been initiated against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management's attention and resources, and could also require us to make substantial payments to satisfy judgments or to settle litigation, which may harm our business, prospects, operating results, and financial condition.
Future sales of our Common Stock by our significant shareholders or us may depress our stock price and impair our ability to raise funds in new share offerings.
A small number of our shareholders beneficially own a substantial amount of our Common Stock. As of April 14, 2016, our five largest shareholders plus Dr. Schleifer, our Chief Executive Officer, beneficially owned approximately 47.2% of our outstanding shares of Common Stock, assuming, in the case of our Chief Executive Officer, the conversion of his Class A Stock into Common Stock and the exercise of all options held by him which are exercisable within 60 days of April 14, 2016. As of April 14, 2016, Sanofi beneficially owned 23,353,665 shares of our Common Stock, representing approximately 22.6% of the shares of Common Stock then outstanding. Under our January 2014 amended and restated investor agreement with Sanofi, Sanofi has three demand rights to require us to use all reasonable efforts to conduct a registered underwritten offering with respect to shares of our Common Stock held by Sanofi from time to time; however, shares of our Common Stock held by Sanofi from time to time may not be sold until the later of (i) December 20, 2020 and (ii) the expiration of our Antibody Discovery Agreement with Sanofi relating to our Antibody Collaboration (as amended) if the agreement is extended beyond December 20, 2020. These restrictions on dispositions are subject to earlier termination upon the occurrence of certain events, such as the consummation of a change-of-control transaction involving us or a dissolution or liquidation of our company. In February 2013, we received from Sanofi a notification under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 that it intends to acquire additional Common Stock through open market purchases and direct purchases from shareholders. In December 2015, Sanofi disclosed in an amendment to its Schedule 13D filed with the SEC its intention to purchase (subject to market conditions, including the price and availability of shares of our Common Stock, and legal and regulatory requirements) additional shares of our Common Stock to maintain and opportunistically increase its beneficial ownership on a percentage basis up to the maximum allowed under the "standstill" provisions of our amended and restated investor agreement with Sanofi, or 30% of our Class A Stock and Common Stock (taken together). If Sanofi, our other significant shareholders, or we sell substantial amounts of our Common Stock in the public market, or there is a perception that such sales may occur, the market price of our Common Stock could fall. Sales of Common Stock by our significant shareholders, including Sanofi, also might make it more difficult for us to raise funds by selling equity or equity-related securities in the future at a time and price that we deem appropriate.

Our existing shareholders may be able to exert significant influence over matters requiring shareholder approval and over our management.
Holders of Class A Stock, who are generally the shareholders who purchased their stock from us before our initial public offering, are entitled to ten votes per share, while holders of Common Stock are entitled to one vote per share. As of April 14, 2016, holders of Class A Stock held 15.6% of the combined voting power of all shares of Common Stock and Class A Stock then outstanding. These shareholders, if acting together, would be in a position to significantly influence the election of our directors and the vote on certain corporate transactions that require majority or supermajority approval of the combined classes, including mergers and other business combinations. This may result in our taking corporate actions that other shareholders may not consider to be in their best interest and may affect the price of our Common Stock. As of April 14, 2016:

•
our current executive officers and directors beneficially owned 10.4% of our outstanding shares of Common Stock, assuming conversion of their Class A Stock into Common Stock and the exercise of all options held by such persons which are exercisable within 60 days of April 14, 2016, and 21.7% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by such persons which are exercisable within 60 days of April 14, 2016; and

•
our five largest shareholders plus Dr. Schleifer, our Chief Executive Officer, beneficially owned approximately 47.2% of our outstanding shares of Common Stock, assuming, in the case of our Chief Executive Officer, the conversion of his Class A Stock into Common Stock and the exercise of all options held by him which are exercisable within 60 days of April 14, 2016. In addition, these five shareholders plus our Chief Executive Officer held approximately 53.1% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by our Chief Executive Officer which are exercisable within 60 days of April 14, 2016.

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
In connection with our offering of our 1.875% convertible senior notes due October 1, 2016, or the Notes, we entered into convertible note hedge transactions with four financial institutions, or the hedge counterparties, the purpose of which was to reduce the potential dilution to our Common Stock and/or offset potential cash payments in excess of the principal amount of the Notes (as applicable) upon conversion of the Notes. In the event that the hedge counterparties fail to deliver shares to us or potential cash payments (as applicable) as required under the convertible note hedge documents, we would not receive the benefit of such transactions. Separately, we also entered into warrant transactions with the hedge counterparties. The warrant transactions could separately have a dilutive effect from the issuance of Common Stock pursuant to the warrants. As of March 31, 2016, an aggregate principal amount of $10.6 million of the Notes and 1,345,027 warrants (subject to adjustment from time to time as provided in the applicable warrant agreements) remained outstanding.
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
Similarly, under our 2014 PDGFR-beta license and collaboration agreement and our 2016 ANG2 license and collaboration agreement with Bayer, Bayer is prohibited from seeking to influence the control of our company or acquiring more than 20% of our then outstanding Class A Stock and Common Stock (taken together). With respect to each of these agreements, this prohibition will remain in place until the earliest of (i) the fifth anniversary of the expiration or earlier termination of the agreement; (ii) the public announcement of a tender offer, exchange offer, or other proposal that would constitute a change of control of our company; (iii) the acquisition (other than by Dr. Schleifer or his affiliates) of more than 20% of the voting power of our then outstanding Class A Stock and Common Stock (taken together); (iv) the issuance of shares of capital stock to another party (other than to an underwriter in a public offering) that would result in such party's having more than 7% of the voting power of our then outstanding Class A Stock and Common Stock (taken together) unless such third party enters into a standstill agreement containing terms substantially similar to the standstill obligations of Bayer; or (v) other specified events, such as a liquidation or dissolution of our company.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In the first quarter of 2016, we settled the conversion of $1.7 million principal amount of our 1.875% convertible senior notes through the payment of $1.7 million in cash (equal to the principal amount of the converted Notes) and issuance of 16,774 shares of our Common Stock to the holders of the Notes surrendered for conversion. We issued and sold the notes in October 2011 in a private placement in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. In connection with this conversion, we exercised a proportionate amount of our convertible note hedges, as a result of which we received from our hedge counterparties 16,768 shares of our Common Stock.

ITEM 6. EXHIBITS
(a)     Exhibits

Exhibit Number	Description
10.1		Second Amendment, dated as of February 22, 2016, to the Master Terms and Conditions for Warrants, between Citibank, N.A. and Regeneron Pharmaceuticals, Inc. (the "Registrant").
10.2	*	ANG2 License and Collaboration Agreement, dated as of March 23, 2016, by and between Bayer HealthCare LLC and the Registrant.
31.1		Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2		Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32		Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
101		Interactive Data File
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema
101.CAL		XBRL Taxonomy Extension Calculation Linkbase
101.DEF		XBRL Taxonomy Extension Definition Document
101.LAB		XBRL Taxonomy Extension Label Linkbase
101.PRE		XBRL Taxonomy Extension Presentation Linkbase
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

REGENERON PHARMACEUTICALS, INC.

Date:	May 5, 2016	By:	/s/ Robert E. Landry

Robert E. Landry
Senior Vice President, Finance and
Chief Financial Officer
(Duly Authorized Officer)