Form 10-Q
period 2016-06-30
REGENERON PHARMACEUTICALS INC
filed 2016-08-04
CIK 872589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

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

Large accelerated filer	X		Accelerated filer
Non-accelerated filer		(Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Number of shares outstanding of each of the registrant’s classes of common stock as of July 14, 2016:

Class of Common Stock	Number of Shares
Class A Stock, $.001 par value	1,911,456
Common Stock, $.001 par value	103,383,050

REGENERON PHARMACEUTICALS, INC.
QUARTERLY REPORT ON FORM 10-Q

"ARCALYST®", "EYLEA®", "ZALTRAP®", "VelocImmune®", "VelociGene®", "VelociMouse®", "VelociMab®", and "VelociSuite®" are trademarks of Regeneron Pharmaceuticals, Inc. Trademarks and trade names of other companies appearing in this report are, to the knowledge of Regeneron Pharmaceuticals, Inc., the property of their respective owners.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except share data)

	June 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$646,508	$809,102
Marketable securities	398,656	236,121
Accounts receivable - trade, net	1,431,966	1,152,489
Accounts receivable from Sanofi	138,067	153,152
Accounts receivable from Bayer	181,938	162,152
Inventories	316,073	238,578
Prepaid expenses and other current assets	96,017	163,501
Total current assets	3,209,225	2,915,095

Marketable securities	589,852	632,162
Property, plant, and equipment, net	1,772,923	1,594,120
Deferred tax assets	626,191	461,945
Other assets	6,715	5,810
Total assets	$6,204,906	$5,609,132

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$759,643	$644,112
Deferred revenue from Sanofi, current portion	104,141	101,573
Deferred revenue - other, current portion	84,084	51,914
Other current liabilities	3,695	13,563
Total current liabilities	951,563	811,162

Deferred revenue from Sanofi	549,342	582,664
Deferred revenue - other	146,449	82,015
Facility lease obligations	361,523	362,919
Other long-term liabilities	119,523	115,535
Total liabilities	2,128,400	1,954,295

Stockholders' equity:
Preferred stock, $.01 par value; 30,000,000 shares authorized; issued and outstanding - none	—	—
Class A Stock, convertible, $.001 par value; 40,000,000 shares authorized; shares issued and outstanding - 1,911,456 in 2016 and 1,913,776 in 2015	2	2
Common Stock, $.001 par value; 320,000,000 shares authorized; shares issued - 107,132,543 in 2016 and 106,378,001 in 2015	107	106
Additional paid-in capital	3,156,942	3,099,526
Retained earnings	1,230,303	852,700
Accumulated other comprehensive income	5,204	8,572
Treasury stock, at cost; 3,761,628 shares in 2016 and 3,642,820 in 2015	(316,052)	(306,069)
Total stockholders' equity	4,076,506	3,654,837
Total liabilities and stockholders' equity	$6,204,906	$5,609,132

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Statements of Operations
Revenues:
Net product sales	$834,219	$657,819	$1,618,401	$1,202,392
Sanofi collaboration revenue	163,414	195,110	383,108	368,466
Bayer collaboration revenue	191,896	134,237	371,488	258,083
Other revenue	23,100	11,451	40,481	39,288
	1,212,629	998,617	2,413,478	1,868,229

Expenses:
Research and development	559,930	390,330	1,030,042	733,443
Selling, general, and administrative	292,038	174,588	581,715	333,579
Cost of goods sold	41,247	60,855	120,189	103,425
Cost of collaboration and contract manufacturing	27,786	27,985	60,596	69,370
	921,001	653,758	1,792,542	1,239,817

Income from operations	291,628	344,859	620,936	628,412

Other income (expense):
Investment income	2,801	1,653	5,050	1,833
Interest and other expense, net	(2,173)	(18,516)	(3,579)	(25,726)
	628	(16,863)	1,471	(23,893)

Income before income taxes	292,256	327,996	622,407	604,519

Income tax expense	(96,038)	(133,353)	(244,804)	(333,855)

Net income	$196,218	$194,643	$377,603	$270,664

Net income per share - basic	$1.88	$1.89	$3.61	$2.64
Net income per share - diluted	$1.69	$1.69	$3.24	$2.35

Weighted average shares outstanding - basic	104,633	102,886	104,462	102,558
Weighted average shares outstanding - diluted	116,231	115,259	116,617	114,962

Statements of Comprehensive Income
Net income	$196,218	$194,643	$377,603	$270,664
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of tax	840	(28,751)	(3,368)	(33,098)
Comprehensive income	$197,058	$165,892	$374,235	$237,566

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$377,603	$270,664
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,006	31,325
Non-cash compensation expense	273,941	198,016
Other non-cash charges and expenses, net	7,795	33,017
Deferred taxes	(162,652)	(59,069)
Changes in assets and liabilities:
Increase in Sanofi, Bayer, and trade accounts receivable	(284,178)	(418,753)
Increase in inventories	(72,888)	(45,591)
Decrease in prepaid expenses and other assets	57,086	33,842
Increase (decrease) in deferred revenue	65,850	(16,685)
Increase in accounts payable, accrued expenses, and other liabilities	133,925	129,338
Total adjustments	66,885	(114,560)
Net cash provided by operating activities	444,488	156,104

Cash flows from investing activities:
Purchases of marketable securities	(228,942)	(340,844)
Sales or maturities of marketable securities	102,177	193,769
Capital expenditures	(242,930)	(354,055)
Net cash used in investing activities	(369,695)	(501,130)

Cash flows from financing activities:
(Payments) proceeds in connection with facility lease obligations	(1,213)	26,780
Repayments of convertible senior notes	(12,650)	(144,001)
Payments in connection with reduction of outstanding warrants	(242,117)	(124,531)
Proceeds from issuance of Common Stock	63,606	115,825
Payments in connection with Common Stock tendered for employee tax obligations	(45,013)	(35,930)
Excess tax benefit from stock-based compensation	—	248,718
Net cash (used in) provided by financing activities	(237,387)	86,861

Net decrease in cash and cash equivalents	(162,594)	(258,165)

Cash and cash equivalents at beginning of period	809,102	648,719

Cash and cash equivalents at end of period	$646,508	$390,554

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
2. Product Sales
EYLEA® net product sales in the United States totaled $830.9 million and $654.6 million for the three months ended June 30, 2016 and 2015, respectively, and $1,611.8 million and $1,195.7 million for the six months ended June 30, 2016 and 2015, respectively. In addition, ARCALYST® net product sales totaled $3.3 million and $3.2 million for the three months ended June 30, 2016 and 2015, respectively, and $6.6 million and $6.7 million for the six months ended June 30, 2016 and 2015, respectively.
The Company recorded 56% and 69% for the three months ended June 30, 2016 and 2015, respectively, and 58% and 69% for the six months ended June 30, 2016 and 2015, respectively, of its total gross product revenue from sales to Besse Medical, a subsidiary of AmerisourceBergen Corporation.
Revenue from product sales is recorded net of applicable provisions for rebates and chargebacks, distribution-related fees, and other sales-related deductions. The following table summarizes the provisions, and credits/payments, for these sales-related deductions during the six months ended June 30, 2016 and 2015.

	Rebates & Chargebacks	Distribution- Related Fees	Other Sales- Related Deductions	Total
Balance as of December 31, 2015	$6,419	$48,313	$517	$55,249
Provision related to current period sales	41,326	74,289	12,341	127,956
Credits/payments	(36,110)	(94,467)	(11,782)	(142,359)
Balance as of June 30, 2016	$11,635	$28,135	$1,076	$40,846

Balance as of December 31, 2014	$3,083	$21,166	$532	$24,781
Provision related to current period sales	25,481	54,747	3,454	83,682
Credits/payments	(23,090)	(36,433)	(3,482)	(63,005)
Balance as of June 30, 2015	$5,474	$39,480	$504	$45,458

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

3. Collaboration Agreements
a. Sanofi
The collaboration revenue the Company earned from Sanofi is detailed below:

	Three Months Ended June 30,
Sanofi Collaboration Revenue	2016	2015
Antibody:
Reimbursement of Regeneron research and development expenses	$144,232	$211,516
Reimbursement of Regeneron commercialization-related expenses	85,885	27,347
Regeneron's share of losses in connection with commercialization of antibodies	(122,107)	(46,313)
Other	3,054	2,560
Total Antibody	111,064	195,110
Immuno-oncology:
Reimbursement of Regeneron research and development expenses	32,350	—
Other	20,000	—
Total Immuno-oncology	52,350	—
	$163,414	$195,110

	Six Months Ended June 30,
Sanofi Collaboration Revenue	2016	2015
Antibody:
Reimbursement of Regeneron research and development expenses	$337,834	$380,336
Reimbursement of Regeneron commercialization-related expenses	159,159	35,805
Regeneron's share of losses in connection with commercialization of antibodies	(221,529)	(68,718)
Other	6,019	5,121
Total Antibody	281,483	352,544
Immuno-oncology:
Reimbursement of Regeneron research and development expenses	61,625	—
Other	40,000	—
Total Immuno-oncology	101,625	—
ZALTRAP:
Reimbursement of Regeneron research and development expenses	—	686
Other	—	15,236
Total ZALTRAP	—	15,922
	$383,108	$368,466

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

Antibodies
In November 2007, the Company entered into a global, strategic collaboration with Sanofi to discover, develop, and commercialize fully human monoclonal antibodies (the "Antibody Collaboration"). The Antibody Collaboration is governed by the companies' Discovery and Preclinical Development Agreement ("Antibody Discovery Agreement") and a License and Collaboration Agreement (each as amended). Pursuant to the Antibody Discovery Agreement, Sanofi will fund up to $130.0 million of the Company's research activities in each of 2016 and 2017. Under the License and Collaboration Agreement, agreed-upon worldwide development expenses incurred by both companies are funded by Sanofi, except that following receipt of the first positive Phase 3 trial results for a co-developed drug candidate, subsequent Phase 3 trial-related costs for that drug candidate ("Shared Phase 3 Trial Costs") are shared 80% by Sanofi and 20% by Regeneron. During the three months ended June 30, 2016 and 2015, the Company recognized as additional research and development expense $30.6 million and $22.5 million, respectively, and during the six months ended June 30, 2016 and 2015, the Company recognized as additional research and development expense $52.3 million and $47.5 million, respectively, of antibody development expenses that the Company was obligated to reimburse to Sanofi related to Praluent®, sarilumab, and, commencing in the first quarter of 2016, dupilumab.
Reimbursement of Regeneron commercialization-related expenses represents reimbursement of internal and external costs in connection with preparing to commercialize or commercializing, as applicable, Praluent, sarilumab, and, effective in the first quarter of 2016, dupilumab.
During the six months ended June 30, 2015, the Company and Sanofi shared pre-launch commercialization expenses, including those incurred by Sanofi, related to Praluent and sarilumab in accordance with the companies’ License and Collaboration Agreement. In addition, effective in the first quarter of 2016, the Company and Sanofi also began sharing pre-launch commercialization expenses related to dupilumab. As such, the Company recorded its share of losses in connection with preparing to commercialize Praluent, sarilumab, and dupilumab within Sanofi collaboration revenue. In July 2015, the U.S. Food and Drug Administration ("FDA") approved Praluent in the United States and in September 2015, the European Commission granted marketing authorization of Praluent. Therefore, commencing in the third quarter of 2015, the Company also recorded within Sanofi collaboration revenue its share of the Antibody Collaboration's losses in connection with commercialization of Praluent.
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
As a result of entering into the Amended ZALTRAP Agreement, in the first quarter of 2015, the Company recognized $14.9 million of collaboration revenue, which was previously recorded as deferred revenue under the ZALTRAP Collaboration Agreement, related to (i) amounts that were previously reimbursed by Sanofi for manufacturing commercial supplies of ZALTRAP since the risk of inventory loss no longer existed, and (ii) the unamortized portion of up-front payments from Sanofi as the Company had no further performance obligations. In addition, during the three months ended June 30, 2016 and 2015, the Company recorded $9.3 million and $3.2 million, respectively, and during the six months ended June 30, 2016 and 2015, the Company recorded $14.6

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

million and $23.0 million, respectively, in other revenue primarily related to a percentage of net sales of ZALTRAP and manufacturing ZALTRAP commercial supplies for Sanofi.
b. Bayer
The collaboration revenue the Company earned from Bayer is detailed below:

	Three Months Ended June 30,
Bayer Collaboration Revenue	2016	2015
EYLEA:
Regeneron's net profit in connection with commercialization of EYLEA outside the United States	$167,492	$106,631
Cost-sharing of Regeneron EYLEA development expenses	2,224	2,464
Other	13,355	16,618
Total EYLEA	183,071	125,713
PDGFR-beta antibody:
Cost-sharing of rinucumab/aflibercept (REGN2176-3) development expenses	2,762	5,926
Other	2,607	2,598
Total PDGFR-beta	5,369	8,524
Ang2 antibody:
Cost-sharing of nesvacumab/aflibercept (REGN910-3) development expenses	2,074	—
Other	1,382	—
Total Ang2	3,456	—
	$191,896	$134,237

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

	Six Months Ended June 30,
Bayer Collaboration Revenue	2016	2015
EYLEA:
Regeneron's net profit in connection with commercialization of EYLEA outside the United States	$313,327	$196,057
Sales milestones	—	15,000
Cost-sharing of Regeneron EYLEA development expenses	4,967	5,121
Other	39,847	29,530
Total EYLEA	358,141	245,708
PDGFR-beta antibody:
Cost-sharing of rinucumab/aflibercept (REGN2176-3) development expenses	4,658	7,180
Other	5,233	5,195
Total PDGFR-beta antibody	9,891	12,375
Ang2 antibody:
Cost-sharing of nesvacumab/aflibercept (REGN910-3) development expenses	2,074	—
Other	1,382	—
Total Ang2 antibody	3,456	—
	$371,488	$258,083
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
Bayer is also obligated to reimburse the Company for 50% of development milestone payments to Sanofi related to the Company's acquisition of rights to antibodies targeting the PDGF family of receptors in 2013. In that regard, Bayer made a $5.0 million development milestone payment to the Company in the second quarter of 2015 (which was recognized as a substantive milestone).

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

Ang2 antibody outside the United States
In March 2016, the Company entered into an agreement with Bayer governing the joint development and commercialization outside the United States of an antibody product candidate to angiopoietin-2 (Ang2), including in combination with aflibercept, for the treatment of ocular diseases or disorders. In connection with the agreement, Bayer made a $50.0 million non-refundable up-front payment to the Company and is obligated to pay 25% of global development costs and 50% of development costs exclusively for the territory outside the United States. The Company is also entitled to receive up to an aggregate of $80.0 million in development milestone payments from Bayer. Bayer will share profits and losses from sales outside the United States equally with the Company, and is responsible for certain royalties payable to Sanofi on sales of the product outside of the United States. Within the United States, the Company has exclusive commercialization rights and will retain all of the profits from sales.
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
d. Intellia Therapeutics
In April 2016, the Company entered into a license and collaboration agreement with Intellia Therapeutics, Inc. to advance CRISPR/Cas gene-editing technology for in vivo therapeutic development. The Company will collaborate with Intellia to conduct research for the discovery, development, and commercialization of new therapies ("Product Collaboration"), in addition to the research and technology development of the CRISPR/Cas platform ("Technology Collaboration"). In connection with the execution of the agreement, the Company made a $75.0 million up-front payment, which was recorded as research and development expense in the second quarter of 2016, and also agreed to purchase Intellia shares contingent upon Intellia consummating its next equity financing. The Company is responsible for costs of developing and commercializing CRISPR/Cas products under the Product Collaboration agreement and is also obligated to pay potential development and sales milestones, and royalties on any future sales of such products resulting from the development and commercialization of CRISPR/Cas products. In addition, under the Technology Collaboration agreement, the Company is responsible for funding certain research and technology development costs.
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
The Technology Collaboration term and the period for selecting targets for inclusion under the Product Collaboration both end in 2022, provided that the Company may make a payment to extend the term for an additional two-year period. The Product Collaboration agreement will continue until the date when no royalty or other payment obligations are due, unless earlier terminated in accordance with the terms of the agreement.
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

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

In May 2016, Intellia completed an initial public offering ("IPO") of its common stock and thereby triggered the Company's obligation to purchase up to $50.0 million of Intellia common stock in a concurrent private placement. As part of the concurrent private placement, the Company purchased from Intellia at the closing of the IPO 2,777,777 shares of Intellia common stock for an aggregate purchase price of $50.0 million (see Note 5).
e. Adicet Bio
In July 2016, the Company entered into a license and collaboration agreement with Adicet Bio, Inc., a privately held company, to develop next-generation engineered immune-cell therapeutics with fully human chimeric antigen receptors ("CARs") and T-cell receptors ("TCRs") directed to disease-specific cell surface antigens in order to enable the precise engagement and killing of tumor cells. In connection with the execution of the agreement, the Company will make a $25.0 million up-front payment to Adicet, and is obligated to provide Adicet with research funding over the course of a five-year research term.
Under the terms of the agreement, the Company and Adicet will collaborate to identify and validate targets and work together to develop a pipeline of engineered immune-cell therapeutics for selected targets. The Company has the option to obtain development and commercial rights for a certain number of the product candidates developed by the parties, subject to an option payment for each product candidate. If the Company exercises its option on a given product candidate, Adicet then will have an option to participate in the development and commercialization for such product. If Adicet doesn’t exercise its option, Adicet will be entitled to royalties on any future sales of such products by the Company. In addition to developing CARs and TCRs for use in novel immune-cell therapies as part of the collaboration, the Company will have the right to use these CARs and TCRs in its other antibody programs outside of the collaboration.
The Company will also be entitled to royalties on any future sales of products developed and commercialized by Adicet under the agreement for all products for which the Company does not have development and commercial rights.
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

	Three Months Ended June 30,
	2016	2015
Net income - basic and diluted	$196,218	$194,643

(Shares in thousands)
Weighted average shares - basic	104,633	102,886
Effect of dilutive securities:
Stock options	10,141	9,438
Restricted stock	473	474
Warrants	984	2,461
Dilutive potential shares	11,598	12,373
Weighted average shares - diluted	116,231	115,259

Net income per share - basic	$1.88	$1.89
Net income per share - diluted	$1.69	$1.69

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

	Six Months Ended June 30,
	2016	2015
Net income - basic	$377,603	$270,664
Effect of dilutive securities:
Convertible senior notes - interest expense related to contractual coupon interest rate and amortization of discount and note issuance costs	373	—
Net income - diluted	$377,976	$270,664

(Shares in thousands)
Weighted average shares - basic	104,462	102,558
Effect of dilutive securities:
Stock options	10,433	9,441
Restricted stock	471	471
Convertible senior notes	121	—
Warrants	1,130	2,492
Dilutive potential shares	12,155	12,404
Weighted average shares - diluted	116,617	114,962

Net income per share - basic	$3.61	$2.64
Net income per share - diluted	$3.24	$2.35
Shares which have been excluded from diluted per share amounts because their effect would have been antidilutive include the following:

	Three Months Ended June 30,
(Shares in thousands)	2016	2015
Stock options	7,904	3,366
Restricted stock	20	—
Convertible senior notes	96	1,539

	Six Months Ended June 30,
(Shares in thousands)	2016	2015
Stock options	7,830	3,370
Restricted stock	19	—
Convertible senior notes	—	1,733

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

5. Marketable Securities
Marketable securities as of June 30, 2016 and December 31, 2015 consist of both debt securities of investment grade issuers as well as equity securities. The Company also held restricted marketable securities as of June 30, 2016, consisting of the Company's investment in shares of Intellia common stock (see Note 3), which are subject to customary transfer restrictions until November 2016 under a lock-up agreement with the underwriters of Intellia's IPO.
The following tables summarize the Company's investments in marketable securities:

	Amortized	Unrealized		Fair
As of June 30, 2016	Cost Basis	Gains	Losses	Value
Unrestricted
Corporate bonds	$801,408	$3,251	$(356)	$804,303
U.S. government and government agency obligations	62,864	269	(1)	63,132
Municipal bonds	12,693	41	(1)	12,733
Commercial paper	29,635	—	—	29,635
Certificates of deposit	8,014	—	—	8,014
Equity securities	17,005	9,891	(9,283)	17,613
	931,619	13,452	(9,641)	935,430
Restricted
Equity Securities	50,000	3,078	—	53,078
	$981,619	$16,530	$(9,641)	$988,508

As of December 31, 2015
Unrestricted
Corporate bonds	$770,092	$156	$(2,565)	$767,683
U.S. government and government agency obligations	51,402	—	(193)	51,209
Municipal bonds	17,930	5	(11)	17,924
Equity securities	17,005	14,462	—	31,467
	$856,429	$14,623	$(2,769)	$868,283
The Company classifies its debt security investments based on their contractual maturity dates. The debt securities listed as of June 30, 2016 mature at various dates through June 2021. The fair values of debt security investments by contractual maturity consist of the following:

	June 30, 2016	December 31, 2015
Maturities within one year	$345,578	$236,121
Maturities after one year through five years	572,239	600,695
	$917,817	$836,816

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

	Less than 12 Months		12 Months or Greater		Total
As of June 30, 2016	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$84,268	$(157)	$104,096	$(199)	$188,364	$(356)
U.S. government and government agency obligations	2,000	(1)	—	—	2,000	(1)
Municipal bonds	2,982	(1)	—	—	2,982	(1)
Equity securities	5,717	(9,283)	—	—	5,717	(9,283)
	$94,967	$(9,442)	$104,096	$(199)	$199,063	$(9,641)

As of December 31, 2015
Corporate bonds	$668,199	$(2,473)	$23,749	$(92)	$691,948	$(2,565)
U.S. government and government agency obligations	51,215	(193)	—	—	51,215	(193)
Municipal bonds	11,917	(11)	—	—	11,917	(11)
	$731,331	$(2,677)	$23,749	$(92)	$755,080	$(2,769)
Realized gains and losses on sales of marketable securities were not material for the three and six months ended June 30, 2016 and 2015.
Changes in the Company's accumulated other comprehensive income (loss) for the three and six months ended June 30, 2016 and 2015 related to unrealized gains and losses on available-for-sale marketable securities. For the three and six months ended June 30, 2016 and 2015, amounts reclassified from accumulated other comprehensive income (loss) into investment income in the Company's Statements of Operations were related to realized gains and losses on sales of marketable securities.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

6. Fair Value Measurements
The Company's assets that are measured at fair value on a recurring basis consist of the following:

		Fair Value Measurements at Reporting Date Using
As of June 30, 2016	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Available-for-sale marketable securities:
Unrestricted
Corporate bonds	$804,303	—	$804,303
U.S. government and government agency obligations	63,132	—	63,132
Municipal bonds	12,733	—	12,733
Commercial paper	29,635	—	29,635
Certificates of deposit	8,014	—	8,014
Equity securities	17,613	$17,613	—
	935,430	17,613	917,817
Restricted
Equity securities	53,078	—	53,078
	$988,508	$17,613	$970,895

As of December 31, 2015
Available-for-sale marketable securities:
Unrestricted
Corporate bonds	$767,683	—	$767,683
U.S. government and government agency obligations	51,209	—	51,209
Municipal bonds	17,924	—	17,924
Equity securities	31,467	$31,467	—
	$868,283	$31,467	$836,816
Marketable securities included in Level 2 are valued using quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, or model-based valuations in which significant inputs used are observable. The Company considers market liquidity in determining the fair value for these securities. The Company did not record any charges for other-than-temporary impairment of its Level 2 marketable securities during the three and six months ended June 30, 2016 and 2015.
There were no purchases, sales, or maturities of Level 3 marketable securities and no unrealized gains or losses related to Level 3 marketable securities for the three and six months ended June 30, 2016 and 2015. During the six months ended June 30, 2015, transfers of marketable securities from Level 2 to Level 1 were $91.4 million in connection with the lapse of the transfer restrictions on the Company's investment in Adverum Biotechnologies, Inc. (previously Avalanche Biotechnologies, Inc.) common shares in January 2015. The Company's policy for recognition of transfers between levels of the fair value hierarchy is to recognize any transfer at the beginning of the fiscal quarter in which the determination to transfer was made. There were no other transfers of marketable securities between Levels 1, 2, or 3 classifications during the six months ended June 30, 2016 and 2015. The Company's investment in Intellia common stock was classified as a Level 2 marketable security as of June 30, 2016 (see Note 5).

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

As of June 30, 2016 and December 31, 2015, the Company had $0.2 million and $11.2 million, respectively, in aggregate principal amount of 1.875% convertible senior notes (the "Notes") outstanding that will mature on October 1, 2016 unless earlier converted or repurchased (see Note 9). The fair value of the outstanding Notes was estimated to be $1.1 million and $72.8 million as of June 30, 2016 and December 31, 2015, respectively, and was determined based on Level 2 inputs, such as market and observable sources.
7. Inventories
Inventories consist of the following:

	June 30,	December 31,
	2016	2015
Raw materials	$73,971	$59,151
Work-in-process	165,869	132,068
Finished goods	14,421	11,197
Deferred costs	61,812	36,162
	$316,073	$238,578
Deferred costs represent the costs of product manufactured and shipped to the Company's collaborators for which recognition of revenue has been deferred. For the three months ended June 30, 2016 and 2015, cost of goods sold included inventory write-downs and reserves totaling $2.0 million and $6.4 million, respectively. For the six months ended June 30, 2016 and 2015, cost of goods sold included inventory write-downs and reserves totaling $6.3 million and $8.1 million, respectively.
8. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

	June 30,	December 31,
	2016	2015
Accounts payable	$101,721	$140,962
Accrued payroll and related costs	114,603	133,223
Accrued clinical trial expense	88,639	88,297
Accrued sales-related charges, deductions, and royalties	177,377	195,986
Income taxes payable	170,269	—
Other accrued expenses and liabilities	107,034	85,644
	$759,643	$644,112
9. Debt
a. Convertible Debt
In the first half of 2016, the Company settled conversion obligations for $12.7 million principal amount of the Company's Notes that was previously surrendered for conversion. Consequently, in the first half of 2016, the Company paid $12.7 million in cash and issued 118,822 shares of Common Stock. In addition, the Company allocated $47.1 million of the settlement consideration provided to the Note holders to the reacquisition of the equity component of the Notes, and recognized such amount as a reduction of stockholder's equity. The loss on the debt extinguishment in connection with the Notes that were surrendered for conversion during the first half of 2016 was not material. As a result of these Note conversions, in the first half of 2016, the Company also exercised a proportionate amount of its convertible note hedges, for which the Company received 118,808 shares of Common Stock, which was approximately equal to the number of shares the Company was required to issue to settle the non-cash portion

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

of the related Note conversions. The Company recorded the cost of the shares received, or $10.0 million, as Treasury Stock during the first half of 2016.
As of June 30, 2016, an aggregate principal amount of $0.2 million of Notes remained outstanding.
In the first half of 2015, the Company settled conversion obligations for $144.0 million principal amount of the Company's Notes. Upon settlement of the Notes, the Company paid $144.0 million in cash and issued 1,399,069 shares of Common Stock. In addition, in the first half of 2015, the Company allocated $694.7 million of the settlement consideration provided to the Note holders to the reacquisition of the equity component of the Notes, and recognized such amount as a reduction of stockholder's equity, and recognized a $16.9 million loss on the debt extinguishment. In connection with the Note conversions in the first half of 2015, the Company also exercised a proportionate amount of its convertible note hedges, for which the Company received 1,399,056 shares of Common Stock, which was approximately equal to the number of shares the Company was required to issue to settle the non-cash portion of the related Note conversions. The Company recorded the cost of the shares received, or $117.5 million, as Treasury Stock during the first half of 2015.
Warrant Transactions
In November 2015, the Company entered into an amendment agreement with a warrant holder whereby the parties agreed to reduce a portion of the number of warrants held by the warrant holder. The reduction in the number of warrants was determined based on the number of warrants with respect to which the warrant holder closed out its hedge position, provided that the warrant holder did not effect any purchases at a price per share exceeding $535.00 per share, during the period starting on November 16, 2015 and ending no later than February 9, 2016. The Company was able to settle, at its option, any payments due under the amendment agreement in cash or by delivering shares of Common Stock. As a result of the warrant holder closing out a portion of its hedge position in the first half of 2016, the Company paid a total of $135.2 million to reduce the number of warrants held by such warrant holder by 360,406 (which was the remaining maximum number of warrants to be reduced subject to the amendment agreement).
In February 2016, the Company entered into an amendment agreement with a warrant holder whereby the parties agreed to reduce a portion of the number of warrants held by the warrant holder by up to a maximum of 975,142. The reduction in the number of warrants was determined based on the number of warrants with respect to which the warrant holder closed out its hedge position, provided that the warrant holder did not effect any purchases at a price per share exceeding $375.00 per share, during the period starting on February 22, 2016 and ending no later than May 5, 2016. The Company was able to settle, at its option, any payments due under the amendment agreement in cash or by delivering shares of Common Stock. As a result of the warrant holder closing out a portion of its hedge position during the first half of 2016, the Company paid a total of $106.9 million to reduce the number of warrants held by such warrant holder by 403,665.
As of June 30, 2016, an aggregate of 1,345,027 warrants (subject to adjustment from time to time as provided in the applicable warrant agreements) remained outstanding.
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
b. Credit Facility
In March 2015, the Company entered into an agreement with a syndicate of lenders which provides for a $750.0 million senior unsecured five-year revolving credit facility. As of June 30, 2016, the Company had no borrowings outstanding under the credit facility and was in compliance with all credit facility covenants.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

10. Income Taxes
The Company is subject to U.S. federal, state, and foreign income taxes. The Company recorded an income tax provision in its Statement of Operations of $96.0 million and $133.4 million for the three months ended June 30, 2016 and 2015, respectively, and $244.8 million and $333.9 million for the six months ended June 30, 2016 and 2015, respectively. The Company's effective tax rate was 32.9% and 40.7% for the three months ended June 30, 2016 and 2015, respectively, and 39.3% and 55.2% for the six months ended June 30, 2016 and 2015, respectively. The Company's effective tax rate for the three and six months ended June 30, 2016 was positively impacted, compared to the U.S. federal statutory rate, by the tax benefit associated with stock-based compensation (see Note 13), the domestic manufacturing deduction, and the federal tax credit for increased research activities, offset by the negative impact of losses incurred in foreign jurisdictions with rates lower than the U.S. federal statutory rate and the non-tax deductible Branded Prescription Drug Fee.
The Company's effective tax rate for the three and six months ended June 30, 2015 was negatively impacted, compared to the U.S. federal statutory rate, by losses incurred in foreign jurisdictions with rates lower than the U.S. federal statutory rate, the non-deductible Branded Prescription Drug Fee, and expiration, at the end of 2014, of the federal tax credit for increased research activities.
The Company also recorded an income tax expense in its Statement of Comprehensive Income of $0.4 million and an income tax benefit of $1.6 million for the three and six months ended June 30, 2016, respectively, in connection with unrealized gains (losses) on available-for-sale marketable securities. The Company recorded an income tax benefit in its Statement of Comprehensive Income of $16.3 million and $18.9 million for the three and six months ended June 30, 2015, respectively, in connection with unrealized losses on available-for-sale marketable securities.
11. Statement of Cash Flows
Supplemental disclosure of non-cash investing and financing activities
Included in accounts payable and accrued expenses as of June 30, 2016 and December 31, 2015 were $39.3 million and $50.7 million, respectively, of accrued capital expenditures. Included in accounts payable and accrued expenses as of June 30, 2015 and December 31, 2014 were $67.9 million and $56.2 million, respectively, of accrued capital expenditures.
Included in accounts payable and accrued expenses as of December 31, 2014 was $7.5 million for the Company's conversion settlement obligation related to the Company's Notes which were surrendered for conversion but not settled as of December 31, 2014. There was no such liability as of June 30, 2016 and the amount of such liability was not material as of December 31, 2015 and June 30, 2015.
Included in accounts payable and accrued expenses as of December 31, 2014 was $59.8 million related to the Company's payment obligation for a reduction in the number of warrants based on a warrant holder closing out a portion of its hedge position. Additionally, included within other current liabilities as of December 31, 2014 was $87.5 million in connection with the estimated fair value of the remaining warrant liability. There were no such liabilities recorded in connection with warrants as of June 30, 2016, December 31, 2015, and June 30, 2015.
The Company recognized an additional facility lease obligation of $20.1 million during the six months ended June 30, 2015, in connection with capitalizing, on the Company's books, the landlord's costs of constructing new facilities that the Company has leased. No such amount was recognized during the six months ended June 30, 2016.
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
A jury trial in this litigation was held from March 8 to March 16, 2016. During the course of the trial, the court ruled as a matter of law in favor of Amgen that the asserted patent claims were not obvious, and in favor of Regeneron and Sanofi that there was no willful infringement of the asserted patent claims by Regeneron or Sanofi. On March 16, 2016, the jury returned a verdict in favor of Amgen, finding that the asserted claims of the '165 and '741 Patents were not invalid based on either a lack of written description or a lack of enablement. On March 23 and March 24, 2016, the court held a permanent injunction hearing to determine whether Regeneron and Sanofi should be prohibited from commercializing Praluent. The parties to this litigation submitted post-trial briefs in the second quarter of 2016 and are awaiting the court's final opinion and judgment, including a decision on the permanent injunction. The Company and Sanofi plan to appeal any judgment or order that is adverse to the Company and Sanofi.
On July 25, 2016, Amgen filed a lawsuit against Regeneron, Sanofi-Aventis Groupe S.A., Sanofi-Synthelabo Limited, Aventis Pharma Limited, Sanofi Winthrop Industrie S.A., and Sanofi-Aventis Deutschland GmbH in the English High Court of Justice, Chancery Division, Patents Court, in London, seeking a declaration of infringement of Amgen's European Patent No. 2,215,124 (the "'124 Patent"), which pertains to PCSK9 monoclonal antibodies, by Praluent. The lawsuit also seeks an injunction, damages, an accounting of profits, and costs and interest. Regeneron has not yet been served with the documents relating to the lawsuit.
Also on July 25, 2016, Amgen filed a lawsuit for infringement of the '124 Patent against Regeneron, Sanofi-Aventis Groupe S.A., Sanofi Winthrop Industrie S.A., and Sanofi-Aventis Deutschland GmbH in the Regional Court of Düsseldorf, Germany, seeking an injunction, an accounting of marketing activities, a recall of Praluent and its removal from the distribution channels, and damages. Regeneron has not yet been served with the documents relating to the lawsuit.
At this time, the Company is not able to estimate a range of possible loss, if any, related to these proceedings.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

Proceedings Relating to Patents Owned by Genentech and City of Hope
On July 27, 2015, the Company and Sanofi-Aventis U.S. LLC filed a complaint in the United States District Court for the Central District of California (Western Division) seeking a declaratory judgment of invalidity, as well as non-infringement by the manufacture, use, sale, offer of sale, or importation of Praluent (alirocumab), of U.S. Patent No. 7,923,221 (the "'221 Patent") jointly owned by Genentech, Inc. ("Genentech") and City of Hope relating to the production of recombinant antibodies by host cells. On the same day, the Company and Sanofi-Aventis U.S. LLC initiated an inter partes review in the United States Patent and Trademark Office ("USPTO") seeking a declaration of invalidity of certain claims of U.S. Patent No. 6,331,415 (the "'415 Patent") jointly owned by Genentech and City of Hope relating to the production of recombinant antibodies by host cells. On February 5, 2016, the USPTO instituted an inter partes review of the validity of most of the patent claims of the '415 Patent for which review had been requested. On September 17, 2015, Genentech and City of Hope answered the complaint previously filed by the Company and Sanofi concerning the '221 Patent in the District Court and counterclaimed, alleging that the Company and Sanofi infringe the '221 Patent and seeking, among other types of relief, damages and a permanent injunction. On November 2, 2015, the court set a tentative trial date beginning on September 27, 2016 (subsequently vacated as noted below). On July 18, 2016, the court vacated the trial commencement date of September 27 in light of other pending motions.
At this time, the Company is not able to predict the outcome of, or an estimate of gain or range of possible loss, if any, related to these proceedings.
Proceedings Relating to Shareholder Derivative Claims
On December 30, 2015, an alleged shareholder filed a shareholder derivative complaint in the New York Supreme Court, naming the current and certain former non-employee members of the Company's board of directors, the Chairman of the board of directors, the Company's Chief Executive Officer, and the Company's Chief Scientific Officer as defendants and Regeneron as a nominal defendant. The complaint asserts that the individual defendants breached their fiduciary duties and were unjustly enriched when they approved and/or received allegedly excessive compensation in 2013 and 2014. The complaint seeks damages in favor of the Company for the alleged breaches of fiduciary duties and unjust enrichment; changes to Regeneron's corporate governance and internal procedures; invalidation of the 2014 Incentive Plan with respect to the individual defendants' compensation and a shareholder vote regarding the individual defendants' equity compensation; equitable relief, including an equitable accounting with disgorgement; and award of the costs of the action, including attorneys' fees. On March 2, 2016, the defendants filed a motion to dismiss the shareholder derivative complaint. The court has scheduled oral argument on defendants' motion to dismiss for August 16, 2016.
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
13. Recently Issued Accounting Standards
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2016-09 ("ASU 2016-09"), Compensation - Stock Compensation, Improvements to Employee Share-Based Payment Accounting, which the Company elected to early adopt during the second quarter of 2016. ASU 2016-09 requires an entity to recognize all excess tax benefits and tax deficiencies in connection with stock-based compensation as income tax expense or benefit in the income statement (previously, excess tax benefits were recognized in additional paid-in capital). This aspect of ASU 2016-09 was adopted prospectively, and accordingly, the Company recorded excess tax benefits of $39.8 million and $55.4 million, respectively, within income tax expense for the three and six months ended June 30, 2016, respectively. Included within income tax expense for the six months ended June 30, 2016 is $15.6 million of excess tax benefits, which was previously recorded to additional paid-in capital during the first quarter of 2016. The amendments also require recognition of excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Furthermore, the amendments require that excess tax benefits be classified as an

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

operating activity in the statement of cash flows (such amounts were previously included as a financing activity in the statement of cash flows); the Company also adopted this provision of ASU 2016-09 prospectively.
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
The discussion below contains forward-looking statements that involve risks and uncertainties relating to future events and the future performance of Regeneron Pharmaceuticals, Inc. ("Regeneron," "Company," "we," "us," and "our"), and actual events or results may differ materially from these forward-looking statements. Words such as "anticipate," "expect," "intend," "plan," "believe," "seek," "estimate," variations of such words, and similar expressions are intended to identify such forward-looking statements, although not all forward-looking statements contain these identifying words. These statements concern, and these risks and uncertainties include, among others, the nature, timing, and possible success and therapeutic applications of our products, product candidates, and research and clinical programs now underway or planned, including without limitation EYLEA® (aflibercept) Injection, Praluent® (alirocumab) Injection, sarilumab, dupilumab, fasinumab, and REGN2222; the likelihood and timing of achieving any of our anticipated clinical development milestones; unforeseen safety issues resulting from the administration of products and product candidates in patients, including serious complications or side effects in connection with the use of our product candidates in clinical trials; the likelihood and timing of possible regulatory approval and commercial launch of our late-stage product candidates and new indications for marketed products, including without limitation EYLEA, Praluent, sarilumab, dupilumab, fasinumab, and REGN2222; ongoing regulatory obligations and oversight impacting our marketed products (such as EYLEA and Praluent), research and clinical programs, and business, including those relating to patient privacy; determinations by regulatory and administrative governmental authorities which may delay or restrict our ability to continue to develop or commercialize our products and product candidates; competing drugs and product candidates that may be superior to our products and product candidates; uncertainty of market acceptance and commercial success of our products and product candidates; our ability to manufacture and manage supply chains for multiple products and product candidates; coverage and reimbursement determinations by third-party payers, including Medicare and Medicaid; unanticipated expenses; the costs of developing, producing, and selling products; our ability to meet any of our sales or other financial projections or guidance, including without limitation capital expenditures, and changes to the assumptions underlying those projections or guidance; the potential for any license or collaboration agreement, including our agreements with Sanofi and Bayer HealthCare LLC (or their respective affiliated companies, as applicable), to be cancelled or terminated without any further product success; and risks associated with intellectual property of other parties and pending or future litigation relating thereto. These statements are made based on management's current beliefs and judgment, and the reader is cautioned not to rely on any such statements. In evaluating such statements, shareholders and potential investors should specifically consider the various factors identified under Part II, Item 1A. "Risk Factors," which could cause actual events and results to differ materially from those indicated by such forward-looking statements. We do not undertake any obligation to update publicly any forward-looking statement, whether as a result of new information, future events, or otherwise.
Overview
Regeneron Pharmaceuticals, Inc. is a fully integrated biopharmaceutical company that discovers, invents, develops, manufactures, and commercializes medicines for the treatment of serious medical conditions. We commercialize medicines for eye diseases, high low-density lipoprotein (LDL) cholesterol, and a rare inflammatory condition and have product candidates in development in other areas of high unmet medical need, including rheumatoid arthritis (RA), asthma, atopic dermatitis, pain, cancer, and infectious diseases.
Our total revenues were $1,212.6 million in the second quarter and $2,413.5 million in the first half of 2016, compared to $998.6 million in the second quarter and $1,868.2 million in the first half of 2015. Our net income was $196.2 million, or $1.69 per diluted share, in the second quarter and $377.6 million, or $3.24 per diluted share, in the first half of 2016, compared to net income of $194.6 million, or $1.69 per diluted share, in the second quarter and $270.7 million, or $2.35 per diluted share, in the first half of 2015. Refer to the "Results of Operations" section below for further details of our financial results.
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

•
Praluent (alirocumab) Injection, which is available in the United States where it is indicated as an adjunct to diet and maximally tolerated statin therapy for the treatment of adults with heterozygous familial hypercholesterolemia or clinical atherosclerotic cardiovascular disease (ASCVD), who require additional lowering of LDL cholesterol. Praluent is also available in certain countries in Europe for the treatment of adult patients with primary hypercholesterolemia (heterozygous familial hypercholesterolemia (HeFH) and non-familial) or mixed dyslipidemia as an adjunct to diet: (a) in combination with a statin, or statin with other lipid-lowering therapies in patients unable to reach their LDL-cholesterol goals with the maximally-tolerated dose of a statin, or (b) alone or in combination with other lipid-lowering therapies for patients who are statin intolerant, or for whom a statin is contraindicated. In July 2016, the Japanese Ministry of Health, Labour and Welfare (MHLW) granted marketing and manufacturing authorization for Praluent for the treatment of uncontrolled LDL cholesterol, in certain adult patients with hypercholesterolemia at high cardiovascular risk. The effect of Praluent on cardiovascular morbidity and mortality has not been determined. We are collaborating with Sanofi on the global development and commercialization of Praluent.

•
ARCALYST® (rilonacept) Injection for Subcutaneous Use, which is available in the United States for the treatment of Cryopyrin-Associated Periodic Syndromes (CAPS), including Familial Cold Auto-inflammatory Syndrome (FCAS) and Muckle-Wells Syndrome (MWS), in adults and children 12 years and older.

We have 15 product candidates in clinical development, all of which were discovered in our research laboratories. These consist of a Trap-based clinical program and 14 fully human monoclonal antibody product candidates, as summarized below. Each of the antibodies in the table below was generated using our VelocImmune® technology.

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

REGN2810
Antibody to programmed cell death protein 1 (PD-1). In Phase 1 clinical development in solid tumors and advanced hematologic malignancies. Potentially pivotal Phase 2 study for the treatment of advanced cutaneous squamous cell carcinoma initiated in the second quarter of 2016. REGN 2810 is also being studied in combination with REGN1979 in B-cell malignancies.

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
Antibody to Nerve Growth Factor (NGF). In Phase 2/3 clinical development (16-week study) for pain due to osteoarthritis and chronic low back pain. Phase 3 long-term safety and efficacy study in patients with osteoarthritis of knee and hip initiated in the first quarter of 2016. Phase 2b/3 study for chronic low back pain initiated in the first quarter of 2016.

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
REGN1979
Bispecific antibody against CD20 and CD3. In Phase 1 clinical development for Non-Hodgkin's Lymphoma, Chronic Lymphocytic Leukemia, and Acute Lymphoblastic Leukemia. REGN1979 is also being studied in combination with REGN2810 in B-cell malignancies.

REGN3470-3471-3479
Antibody to Ebola virus. Phase 1 study in healthy volunteers initiated in the second quarter of 2016. Also in the second quarter of 2016, the FDA granted orphan-drug designation for the treatment of Ebola virus infection.

REGN2477
Antibody to Activin A being developed for Fibrodysplasia Ossificans Progressiva (FOP). Phase 1 study in healthy volunteers initiated in the second quarter of 2016.

* Sanofi did not opt-in to or elected not to continue to co-develop the product candidate. Under the terms of our agreement, Sanofi is entitled to receive royalties on any future sales of the product candidate.

** Antibodies targeting the PDGF family of receptors and ligands in ophthalmology and all other indications, and antibodies targeting the Ang2 receptor and ligand in ophthalmology were previously included in our antibody collaboration with Sanofi. Under the terms of our agreements, Sanofi is entitled to receive potential development milestones and royalties on any future sales of the product candidates.

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
Marketed Products
EYLEA (aflibercept) Injection
We commenced sales of EYLEA in the United States for the treatment of wet AMD in 2011, macular edema following CRVO in 2012, and DME and macular edema following RVO in 2014. In addition, in the first quarter of 2015, the FDA approved EYLEA for the treatment of diabetic retinopathy in patients with DME. Outside the United States, Bayer commenced sales of EYLEA for the treatment of wet AMD in 2012, macular edema secondary to CRVO in 2013, visual impairment due to DME and mCNV (in Japan) in 2014. In 2015, the European Commission and the Japanese Ministry of Health, Labour and Welfare (MHLW) approved EYLEA for the treatment of macular edema following RVO, which includes macular edema following BRVO. In addition, the European Commission approved EYLEA for the treatment of visual impairment due to mCNV in 2015. Bayer has additional regulatory applications for EYLEA for various indications pending in other countries, including EYLEA for the treatment of wet AMD in China.

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
Net product sales of EYLEA in the United States were $830.9 million in the second quarter and $1,611.8 million in the first half of 2016, compared to $654.6 million in the second quarter and $1,195.7 million in the first half of 2015. Bayer records revenue from sales of EYLEA outside the United States, which were $486.2 million in the second quarter and $905.1 million in the first half of 2016, compared to $337.8 million in the second quarter and $629.6 million in the first half of 2015.
Praluent (alirocumab) Injection
In July 2015, the FDA approved Praluent as an adjunct to diet and maximally tolerated statin therapy for the treatment of adults with heterozygous familial hypercholesterolemia or clinical ASCVD, who require additional lowering of LDL cholesterol. In September 2015, the European Commission granted marketing authorization of Praluent for the treatment of adult patients with primary hypercholesterolemia (HeFH and non-familial) or mixed dyslipidemia as an adjunct to diet: (a) in combination with a statin, or statin with other lipid-lowering therapies in patients unable to reach their LDL-cholesterol goals with the maximally-tolerated dose of a statin, or (b) alone or in combination with other lipid-lowering therapies for patients who are statin intolerant, or for whom a statin is contraindicated. The effect of Praluent on cardiovascular morbidity and mortality has not been determined. We are collaborating with Sanofi on the global development and commercialization of Praluent. In July 2016, the Japanese Ministry of Health, Labour and Welfare (MHLW) granted marketing and manufacturing authorization for Praluent for the treatment of uncontrolled LDL cholesterol, in certain adult patients with hypercholesterolemia at high cardiovascular risk.
Under our collaboration agreement, Sanofi records product sales and cost of sales for commercialized products, and Regeneron has the right to co-promote such products. We have exercised our option to co-promote Praluent in the United States and thus far have not exercised our option to co-promote Praluent outside the United States. We and Sanofi share profits and losses from sales of Praluent. Net product sales of Praluent were $24.5 million in the second quarter and $37.4 million in the first half of 2016.
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
Net product sales of ARCALYST were $3.3 million in the second quarter and $6.6 million in the first half of 2016, compared to $3.2 million in the second quarter and $6.7 million in the first half of 2015.
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
NVG meets the criteria for an orphan indication in Japan where the estimated number of NVG patients is 30,000 to 40,000. In the second quarter of 2015, Bayer initiated a Phase 3 study in Japan to assess the efficacy and safety of intravitreal administration of aflibercept in comparison to sham treatment on the change in IOP in patients with NVG. The primary endpoint of this Phase 3 study (n=54), which was the change in IOP from baseline to week 1, was numerically in favor of EYLEA (p=0.06). Statistically significant improvements were observed in both neovascularization of the iris and neovascularization of the iridocorneal angle with EYLEA, compared to sham treatment. Most ocular treatment emergent adverse events were injection related, including conjunctival hemorrhage and injection site pain in the EYLEA group. Bayer expects to proceed with an Orphan Drug application with Japanese regulatory authorities.
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
In the first quarter of 2016, a Phase 3 trial (PANORAMA) was initiated to assess the efficacy and safety of intravitreal aflibercept in patients with moderately severe to severe NPDR without DME.
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
In the second quarter of 2016, the FDA accepted for review a supplemental BLA for a monthly dosing regimen of Praluent, with a target action date of January 24, 2017. In addition, a regulatory application for a monthly dosing regimen of Praluent was recently submitted in the EU.
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
A BLA for U.S. regulatory approval of sarilumab was accepted for review by the FDA in December 2015. The target date for an FDA decision on the BLA is October 30, 2016. In addition, in July 2016, the European Medicines Agency (EMA) accepted for review the Marketing Authorization Application (MAA) for sarilumab.

Non-infectious Uveitis
Phase 2 SARIL-NIU-SATURN Study. SARIL-NIU-SATURN was a small Phase 2, randomized double-masked, placebo-controlled study (n=58) conducted to assess the effect of sarilumab on non-infectious uveitis of the posterior ocular segment. We reported results of this study at the pre-specified primary endpoint (week 16) during 2015. The full 52-week data are expected in the second half of 2016.
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
In 2014, the FDA granted Breakthrough Therapy designation to dupilumab for the treatment of adults with moderate-to-severe atopic dermatitis who are not adequately controlled with topical prescription therapy and/or for whom these treatments are not appropriate. This designation is based on positive results from Phase 1 and 2 clinical trials, the determination that atopic dermatitis is a serious disease, and preliminary clinical evidence that indicates that the drug may demonstrate substantial improvement over existing therapies. A BLA for dupilumab in the United States was recently submitted to the FDA.
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
In the first quarter of 2016, the Phase 3 LIBERTY AD CAFÉ study of dupilumab in severe atopic dermatitis was initiated. This placebo-controlled study will investigate two dose regimens of dupilumab (300 mg weekly and 300 mg every two weeks) with concomitant topical corticosteroids in adult patients with severe atopic dermatitis who are not adequately controlled with, or are intolerant to or ineligible for, oral cyclosporine A therapy. The primary endpoint of this study will be the proportion of patients with a 75% or greater improvement from baseline in their EASI score.
In June 2016, we and Sanofi announced positive data from the Phase 3 LIBERTY AD CHRONOS study. This study met its primary and secondary endpoints, and dupilumab with topical corticosteroids (TCS) significantly improved measures of overall disease severity at 16 and 52 weeks, when compared to placebo with TCS. The primary endpoint results at week 16 were the following:

•
39% of patients who received either dupilumab 300 mg weekly with TCS or dupilumab 300 mg every two weeks with TCS achieved clearing or near-clearing of skin lesions (IGA 0 or 1), compared to 12% of patients receiving placebo with TCS (p<0.0001).

•
64% of patients who received dupilumab 300 mg weekly with TCS, and 69% of patients who received dupilumab 300 mg every two weeks with TCS achieved EASI-75, a 75% reduction on an index measuring eczema severity, compared to 23% of patients receiving placebo with TCS (p<0.0001).

The secondary endpoint 52-week results were the following:

•
40% of patients who received dupilumab 300 mg weekly with TCS, and 36% of patients who received dupilumab 300 mg every two weeks with TCS achieved clearing or near-clearing of skin lesions (IGA 0 or 1), compared to 12.5% of patients receiving placebo with TCS (p<0.0001).

•	64% of patients who received 300 mg weekly with TCS, and 65% of patients who received 300 mg every two weeks with TCS achieved EASI-75, compared to 22% with placebo with TCS (p<0.0001).
Patients were less likely to discontinue therapy in the dupilumab with TCS groups compared to placebo with TCS group (15% in both dupilumab groups; 33% placebo).
The overall rate of AEs in the LIBERTY AD CHRONOS study was comparable between the dupilumab with TCS groups (83% for the weekly dose (qw) and 88% for the every two weeks (q2w) dosing group) and the placebo with TCS group (84%). The rate of serious AEs was comparable between the dupilumab with TCS groups (3% (qw) and 4% (q2w)) and placebo with TCS group (5%). Serious and/or severe infections were numerically higher in the placebo with TCS group (1% in both dupilumab groups and 2% placebo). Adverse events that were noted to have a higher rate with dupilumab included injection site reactions (20% (qw) and 16% (q2w) dupilumab; 9% placebo) and conjunctivitis (19% (qw) and 13% (q2w) dupilumab; 8% placebo); 22% of patients on placebo, and 23% (qw) and 28% (q2w) of patients on dupilumab reported a history of allergic conjunctivitis at study entry.
Phase 2 Study in Pediatric Patients. In 2015, a Phase 2 pharmacokinetic and safety study in pediatric patients (6-17 years of age) with moderate-to-severe atopic dermatitis was initiated, and data are expected in the second half of 2016.
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
Fasinumab (REGN475; NGF Antibody) for pain due to osteoarthritis and chronic low back pain
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
Clinical Program
In the second quarter of 2015, a Phase 2/3 clinical study (16-weeks) in patients with moderate-to-severe osteoarthritis pain of the hip or knee who have a history of inadequate pain relief or intolerance to current analgesic therapies was initiated. In May 2016, we announced positive top-line data from the study. At 16 weeks, patients treated with all four doses of fasinumab demonstrated a statistically significant improvement in pain relief, the primary endpoint of the study, as well as improvements in the secondary measure evaluating physical function. The U.S. study enrolled 421 adult patients with moderate-to-severe osteoarthritis of the hip or knee who had a history of inadequate pain relief or intolerance to acetaminophen, and at least one oral nonsteroidal anti-inflammatory drug (NSAID) and an opioid. Patients in the study were experiencing significant pain at baseline with an average pain score of 6.3 on a 10-point scale. Patients were evaluated for pain, stiffness, and physical function using the Western Ontario and McMaster Universities Osteoarthritis Index (WOMAC) in addition to other measures. Patients were randomized to one of five treatment groups in a 1:1:1:1:1 fashion; fasinumab 1mg, 3mg, 6mg, 9mg, or placebo, all delivered subcutaneously every 4 weeks through week 12, with the primary efficacy measured at week 16. Following week 16, patients are being studied for an additional 20 weeks off treatment. On the primary endpoint, fasinumab-treated patients reported less pain at 16 weeks when compared to placebo on the 10-point WOMAC subscale for pain (-3.03 to -3.65 fasinumab vs. -2.25 placebo; p=0.03 through p=0.0001). The safety analysis includes all results at the time of the primary efficacy analysis; complete data will be reported when all patients complete the full 36 weeks. Overall incidence of AEs, including serious and severe events, was similar across the fasinumab groups and placebo. As expected with antibodies to NGF, there was an increase in certain neuro-musculoskeletal AEs in the fasinumab treatment groups (17% combined fasinumab; 6% placebo) including arthralgia, paraesthesia, hypoaesthesia, and peripheral edema. We plan to present detailed results of the study at an upcoming medical congress.
In the first quarter of 2016, the FDA confirmed that we may proceed with studies of longer than sixteen-week duration. A Phase 3 long-term safety and efficacy study in patients with pain due to osteoarthritis of the knee or hip was initiated in the first quarter of 2016. A Phase 2b/3 study in chronic low back pain was also initiated in the first quarter of 2016.
The fasinumab Phase 3 program is expected to consist of approximately 10,000 patients treated with fasinumab.

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
Collaboration with Intellia Therapeutics
In April 2016, we entered into a license and collaboration agreement with Intellia Therapeutics, Inc., to advance CRISPR/Cas gene-editing technology for in vivo therapeutic development. We will collaborate with Intellia to conduct research for the discovery, development, and commercialization of new therapies (Product Collaboration), in addition to the research and technology development of the CRISPR/Cas platform (Technology Collaboration). In connection with the execution of the agreement, we made a $75.0 million up-front payment in April 2016. We are responsible for costs of developing and commercializing CRISPR/Cas products under the Product Collaboration agreement and are also obligated to pay potential development and sales milestones, and royalties on any future sales of such products resulting from the development and commercialization of CRISPR/Cas products. In addition, under the Technology Collaboration agreement, we are responsible for funding certain research and technology development costs.
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
The Technology Collaboration term and the period for selecting targets for inclusion under the Product Collaboration both end in 2022, provided that we may make a payment to extend the term for an additional two-year period. The Product Collaboration agreement will continue until the date when no royalty or other payment obligations are due, unless earlier terminated in accordance with the terms of the agreement.
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
In May 2016, Intellia completed an initial public offering ("IPO") of its common stock and thereby triggered our obligation to purchase up to $50.0 million of Intellia common stock in a concurrent private placement. As part of the concurrent private placement, we purchased from Intellia at the closing of the IPO shares of Intellia common stock for an aggregate purchase price of $50.0 million.
Collaboration with Adicet Bio
In July 2016, we entered into a license and collaboration agreement with Adicet Bio, Inc., a privately held company, to develop next-generation engineered immune-cell therapeutics with fully human chimeric antigen receptors (CARs) and T-cell receptors (TCRs) directed to disease-specific cell surface antigens in order to enable the precise engagement and killing of tumor cells. In connection with the execution of the agreement, we will make a $25.0 million up-front payment to Adicet, and are obligated to provide Adicet with research funding over the course of a five-year research term.
Under the terms of the agreement, the parties will collaborate to identify and validate targets and work together to develop a pipeline of engineered immune-cell therapeutics for selected targets. We have the option to obtain development and commercial rights for a certain number of the product candidates developed by the parties, subject to an option payment for each product candidate. If we exercise our option on a given product candidate, Adicet then will have an option to participate in the development and commercialization for such product. If Adicet doesn’t exercise its option, Adicet will be entitled to royalties on any future sales of such products by us. In addition to developing CARs and TCRs for use in novel immune-cell therapies as part of the collaboration, we will have the right to use these CARs and TCRs in our other antibody programs outside of the collaboration.

We will also be entitled to royalties on any future sales of products developed and commercialized by Adicet under the agreement for all products for which we do not have development and commercial rights.
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
The planning, execution, and results of our clinical programs are significant factors that can affect our operating and financial results. In our clinical programs, key events in 2016 to date were, and plans for the next twelve months are, as follows:

Trap-based Clinical Program:
		2016 Events to Date		2016-2017 Plans (next 12 months)
EYLEA	•	Bayer received regulatory approval for EYLEA for various indications and continued to pursue regulatory applications for marketing approval in additional countries	•	Bayer to submit for additional regulatory approvals outside the United States for various indications
			•	Regulatory agency decisions on applications outside the United States for various indications
	•	Initiated Phase 3 study for the treatment of NPDR in patients without DME
	•	Reported positive top-line results from Phase 3 study in Japan for the treatment of NVG

Antibody-based Clinical Programs:
		2016 Events to Date		2016-2017 Plans (next 12 months)
Praluent (PCSK9 Antibody)	•	Reported positive results from Phase 3 ODYSSEY ESCAPE trial	•	Report additional data from Phase 3 ODYSSEY program
	•	The DMC of the ODYSSEY OUTCOMES study completed the first interim analysis for futility and recommended the study continue with no changes	•	Submit for additional regulatory approvals outside the United States
			•	Regulatory agency and reimbursement authority decisions on applications outside the United States
	•	Supplemental BLA for monthly dosing regimen accepted for review by the FDA	•	Prespecified early-stopping interim analysis by DMC of ODYSSEY OUTCOMES trial
	•	Regulatory application submitted for monthly dosing regimen in the EU

Antibody-based Clinical Programs (continued):
		2016 Events to Date		2016-2017 Plans (next 12 months)
	•	Japanese MHLW approved Praluent for the treatment of uncontrolled LDL cholesterol in certain adult patients

Sarilumab (IL-6R Antibody)	•	Reported positive top-line results from Phase 3 SARIL-RA-MONARCH trial	•	Continue patient enrollment in Phase 3 SARIL-RA program
	•	Regulatory applications submitted in the EU and other jurisdictions outside the United States	•	FDA target action date of October 30, 2016
			•	Submit for additional regulatory approvals outside the United States, including Japan
Dupilumab (IL-4R Antibody)	•	Reported positive top-line results from Phase 3 LIBERTY AD SOLO 1 and SOLO 2 trials	•	Continue patient enrollment in various Phase 2 and Phase 3 studies
	•	Initiated Phase 3 LIBERTY AD CAFÉ study in atopic dermatitis	•	Complete patient enrollment in Phase 2 EoE and Phase 3 asthma studies
	•	Reported positive results from Phase 3 LIBERTY AD CHRONOS study in atopic dermatitis	•	Initiate Phase 3 studies in pediatric patients in atopic dermatitis and asthma
	•	BLA submitted in the United States	•	Initiate Phase 3 study in patients with nasal polyps
REGN2222 (RSV-F Antibody)			•	Continue patient enrollment in Phase 3 NURSERY Pre-Term study
Fasinumab (NGF Antibody)	•	Initiated Phase 3 long-term safety and efficacy study in patients with osteoarthritis of knee and hip	•	Continue patient enrollment in Phase 3 long-term safety and efficacy study in osteoarthritis and Phase 2b/3 study in chronic low back pain
	•	Initiated Phase 2b/3 study in chronic low back pain	•	Report additional data from the Phase 2/3 study in patients with osteoarthritis pain
	•	Reported positive top-line results from Phase 2/3 study in patients with osteoarthritis pain
Evinacumab (Angptl-3 Antibody)	•	FDA granted orphan-drug designation for treatment of HoFH	•	Continue patient enrollment in Phase 2 HoFH study
	•	Completed Phase 1 study in patients with dyslipidemia
	•	Reported positive interim results from ongoing proof-of-concept study in patients with HoFH
Rinucumab/aflibercept (PDGFR-beta Antibody co-formulated with aflibercept)	•	Completed patient enrollment in Phase 2 study	•	Report results from Phase 2 study
Nesvacumab/aflibercept (Ang2 Antibody co-formulated with aflibercept)	•	Initiated Phase 2 study in wet AMD and DME	•	Continue patient enrollment in Phase 2 study
Trevogrumab (GDF8 Antibody)			•	Initiate Phase 1 combination therapy studies with REGN2477

Antibody-based Clinical Programs (continued):
		2016 Events to Date		2016-2017 Plans (next 12 months)
REGN2810 (PD-1 Antibody)	•	Continued patient enrollment in Phase 1 study	•	Continue patient enrollment in Phase 1 and Phase 2 studies
	•	Initiated Phase 2 potentially pivotal study for the treatment of advanced cutaneous squamous cell carcinoma	•	Initiate later-stage pivotal studies
	•	Initiated Phase 1 study in combination with REGN1979 for treatment of B-cell malignancies
	•	Presented positive Phase 1 results from a dose-ranging study in heavily-pretreated patients with solid tumor cancers
REGN1908-1909 (Feld1 Antibody)	•	Completed initial proof-of-concept study	•	Continue early stage development
REGN1979 (CD20 and CD3 Antibody)	•	Continued patient enrollment in Phase 1 study	•	Complete patient enrollment in Phase 1 study
	•	Initiated Phase 1 study in combination with REGN2810 for treatment of B-cell malignancies
REGN3470-3471-3479 (Antibody to Ebola virus)	•	Initiated Phase 1 study in healthy volunteers	•	Continue enrollment in Phase 1 study
	•	FDA granted orphan-drug designation for the treatment of Ebola virus infection
REGN2477 (Activin A Antibody)	•	Initiated Phase 1 study in healthy volunteers	•	Continue patient enrollment in Phase 1 study
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

Results of Operations
Three Months Ended June 30, 2016 and 2015
Net Income
Net income for the three months ended June 30, 2016 and 2015 consists of the following:

(In millions)	2016	2015
Revenues	$1,212.6	$998.6
Operating expenses	(921.0)	(653.8)
Other income (expense)	0.6	(16.8)
Income before income taxes	292.2	328.0
Income tax expense	(96.0)	(133.4)
Net income	$196.2	$194.6
Revenues
Revenues for the three months ended June 30, 2016 and 2015 consist of the following:

(In millions)	2016	2015
Net product sales	$834.2	$657.8
Collaboration revenue:
Sanofi	163.4	195.1
Bayer	191.9	134.2
Total collaboration revenue	355.3	329.3
Other revenue	23.1	11.5
Total revenues	$1,212.6	$998.6
Net Product Sales
Net product sales consist of U.S. sales of EYLEA and ARCALYST. We received marketing approval from the FDA for EYLEA for the treatment of wet AMD in 2011, macular edema following CRVO in 2012, DME in 2014, macular edema following BRVO in 2014, and diabetic retinopathy in patients with DME in March 2015. For the three months ended June 30, 2016, EYLEA net product sales increased to $830.9 million from $654.6 million for the three months ended June 30, 2015 due to higher sales volume. For the three months ended June 30, 2016 and 2015, we also recognized ARCALYST net product sales of $3.3 million and $3.2 million, respectively.
For the three months ended June 30, 2016 and 2015, we recorded 56% and 69%, respectively, of our total gross product revenue from sales to Besse Medical, a subsidiary of AmerisourceBergen Corporation.
Revenue from product sales is recorded net of applicable provisions for rebates and chargebacks, distribution-related fees, and other sales-related deductions. The following table summarizes the provisions, and credits/payments, for sales-related deductions.

(In millions)	Rebates & Chargebacks	Distribution- Related Fees	Other Sales- Related Deductions	Total
Balance as of March 31, 2016	$7.8	$33.7	$0.9	$42.4
Provision related to current period sales	22.4	38.5	9.4	70.3
Credits/payments	(18.6)	(44.1)	(9.2)	(71.9)
Balance as of June 30, 2016	$11.6	$28.1	$1.1	$40.8

Balance as of March 31, 2015	$4.7	$32.9	$0.5	$38.1
Provision related to current period sales	14.1	30.0	2.1	46.2
Credits/payments	(13.3)	(23.4)	(2.1)	(38.8)
Balance as of June 30, 2015	$5.5	$39.5	$0.5	$45.5
Sanofi Collaboration Revenue
The collaboration revenue we earned from Sanofi, as detailed below, primarily consisted of reimbursement for research and development and commercialization expenses that we incurred, partly offset by sharing of losses in connection with commercialization of antibodies.

Sanofi Collaboration Revenue	Three Months Ended June 30,
(In millions)	2016	2015
Antibody:
Reimbursement of Regeneron research and development expenses	$144.2	$211.5
Reimbursement of Regeneron commercialization-related expenses	85.9	27.3
Regeneron's share of losses in connection with commercialization of antibodies	(122.1)	(46.3)
Other	3.0	2.6
Total Antibody	111.0	195.1
Immuno-oncology:
Reimbursement of Regeneron research and development expenses	32.4	—
Other	20.0	—
Total Immuno-oncology	52.4	—
Total Sanofi collaboration revenue	$163.4	$195.1
In the second quarter of 2016, Sanofi's reimbursement of our antibody research and development expenses consisted of $48.3 million under our Antibody Discovery Agreement and $95.9 million under our License and Collaboration Agreement, compared to $56.4 million and $155.1 million, respectively, in the second quarter of 2015. The lower reimbursement of research and development costs in the second quarter of 2016, compared to the same period in 2015, was primarily due to decreased collaboration development activities for dupilumab, Praluent, sarilumab, and REGN2222. In 2016, Sanofi no longer co-develops and reimburses us for development activities for REGN2222.
Reimbursement of Regeneron commercialization-related expenses represents reimbursement of internal and external costs in connection with preparing to commercialize or commercializing, as applicable, Praluent, sarilumab, and, effective in the first quarter of 2016, dupilumab.
During the three months ended June 30, 2015, we and Sanofi shared pre-launch commercial expenses related to Praluent and sarilumab in accordance with the companies' License and Collaboration Agreement. In addition, effective in the first quarter of 2016, we and Sanofi also began sharing pre-launch commercialization expenses related to dupilumab for atopic dermatitis. As such, we recorded our share of losses in connection with preparing to commercialize Praluent, sarilumab, and dupilumab within Sanofi collaboration revenue. In July 2015, the FDA approved Praluent in the United States and in September 2015, the European

Commission granted marketing authorization of Praluent. Therefore, commencing in the third quarter of 2015, we also recorded within Sanofi collaboration revenue our share of the Antibody Collaboration's losses in connection with commercialization of Praluent. Sanofi provides us with an estimate of our share of the losses from preparing to commercialize, or commercialization (as applicable), of antibodies for the most recent fiscal quarter; these estimates are reconciled to actual results in the subsequent fiscal quarter, and our portion of the profit or loss is adjusted accordingly, as necessary. We and Sanofi incurred higher commercialization expenses for Praluent in the second quarter of 2016, compared to the same period in 2015, primarily in connection with launching the product in the United States and certain European countries. Praluent net product sales, which are recorded by Sanofi, were $24.5 million in the second quarter of 2016.
Other Sanofi antibody revenue includes recognition of deferred revenue from an $85.0 million up-front payment and other payments. As of June 30, 2016, $61.4 million of the up-front and other payments was deferred and will be recognized as revenue in future periods.
In July 2015, we and Sanofi entered into a global strategic collaboration to discover, develop, and commercialize antibody-based cancer treatments in the field of immuno-oncology. In the second quarter of 2016, Sanofi's reimbursement of our immuno-oncology research and development expenses consisted of $22.6 million under our IO Discovery Agreement, and $9.8 million under our IO License and Collaboration Agreement related to REGN2810.
Other Sanofi immuno-oncology revenue includes recognition of deferred revenue from $640.0 million of up-front payments received in the third quarter of 2015 in connection with the execution of the IO Collaboration agreements. As of June 30, 2016, $560.0 million of the up-front payments was deferred and will be recognized ratably as revenue in future periods.
Bayer Collaboration Revenue
The collaboration revenue we earned from Bayer, as detailed below, primarily consisted of recognition of our share of profits in connection with commercialization of EYLEA outside the United States.

Bayer Collaboration Revenue	Three Months Ended June 30,
(In millions)	2016	2015
EYLEA:
Regeneron's net profit in connection with commercialization of EYLEA outside the United States	$167.5	$106.6
Cost-sharing of Regeneron EYLEA development expenses	2.2	2.5
Other	13.4	16.6
Total EYLEA	183.1	125.7
PDGFR-beta antibody:
Cost-sharing of REGN2176-3 development expenses	2.8	5.9
Other	2.6	2.6
Total PDGFR-beta antibody	5.4	8.5
Ang2 antibody:
Cost-sharing of nesvacumab/aflibercept (REGN910-3) development expenses	2.1	—
Other	1.3	—
Total Ang2 antibody	3.4	—
Total Bayer collaboration revenue	$191.9	$134.2
Bayer commenced sales of EYLEA outside the United States for the treatment of wet AMD in 2012, macular edema secondary to CRVO in 2013, visual impairment due to DME and mCNV (in Japan) in 2014, and macular edema following BRVO in the second quarter of 2015. Regeneron's net profit in connection with commercialization of EYLEA outside the United States is summarized below.

Regeneron's Net Profit from EYLEA Sales Outside the United States	Three Months Ended June 30,
(In millions)	2016	2015
Net product sales outside the United States	$486.2	$337.8
Regeneron's share of collaboration profit from sales outside the United States	181.0	120.4
Reimbursement of EYLEA development expenses incurred by Bayer in accordance with Regeneron's payment obligation	(13.5)	(13.8)
Regeneron's net profit in connection with commercialization of EYLEA outside the United States	$167.5	$106.6
Bayer records revenue from sales of EYLEA outside the United States. Bayer provides us with an estimate of our share of the profit or loss, including the percentage of sales in Japan that we earned, from commercialization of EYLEA outside the United States for the most recent fiscal quarter; these estimates are reconciled to actual results in the subsequent fiscal quarter, and our portion of the profit or loss is adjusted accordingly, as necessary. In the second quarter of 2016 and 2015, our share of the profit we earned from commercialization of EYLEA outside the United States was partly offset by our contractual obligation to reimburse Bayer for a portion of the agreed-upon development expenses previously incurred by Bayer.
Other EYLEA revenue primarily consists of reimbursement of other Regeneron EYLEA expenses, including Bayer's share of royalties payable to Genentech pursuant to a license and settlement agreement (see "Cost of Collaboration and Contract Manufacturing" below for further details) in connection with sales of EYLEA outside the United States and reimbursements for producing EYLEA commercial supplies for Bayer. In addition, other EYLEA revenue includes recognition of deferred revenue related to EYLEA up-front and 2007 non-substantive milestone payments from Bayer. As of June 30, 2016, $9.7 million of the EYLEA up-front and 2007 milestone payments was deferred and will be recognized ratably as revenue in future periods.
Bayer is obligated to reimburse us for 50% of development milestone payments to Sanofi related to our acquisition of rights to antibodies targeting the PDGF family of receptors in May 2013. In that regard, Bayer made a $5.0 million development milestone payment to us in the second quarter of 2015, which was recognized as revenue in that quarter and included in "Cost-sharing of REGN2176-3 development expenses" in the table above.
Other PDGFR-beta antibody revenue consists of recognition of deferred revenue related to the PDGFR-beta up-front and non-substantive milestone payments received in 2014. As of June 30, 2016, $4.3 million of the PDGFR-beta up-front and 2014 milestone payments was deferred and will be recognized ratably as revenue in future periods.
As described above under "Collaboration Agreements - Collaborations with Bayer - Ang2 antibody outside the United States," in March 2016, we entered into an agreement with Bayer governing the joint development and commercialization outside the United States of nesvacumab, an antibody product candidate to Ang2, including in combination with aflibercept, for the treatment of ocular diseases or disorders. Nesvacumab/aflibercept, a combination product candidate comprised of an antibody to Ang2 co-formulated with aflibercept, is being developed under the agreement. In connection with the agreement, Bayer made a $50.0 million non-refundable up-front payment to us and is obligated to pay 25% of global development costs and 50% of development costs exclusively for the territory outside the United States. As of June 30, 2016, $49.8 million of the up-front and other payments was deferred and will be recognized ratably as revenue in future periods.
Other Revenue
In connection with the amendment and extension of our VelocImmune license agreement with Astellas, in August 2010, we received a $165.0 million up-front payment, which was deferred upon receipt and is being recognized as revenue ratably over a seven-year period beginning in June 2011. In the second quarter of both 2016 and 2015, we recognized $5.9 million of revenue related to this agreement. As of June 30, 2016, $45.6 million of the August 2010 technology licensing payment received from Astellas was deferred and will continue to be recognized as revenue in future periods.
In February 2015, we and Sanofi entered into an amended and restated ZALTRAP agreement (Amended ZALTRAP Agreement). Under the terms of the Amended ZALTRAP Agreement, Sanofi is solely responsible for the development and commercialization of ZALTRAP for cancer indications worldwide. Sanofi bears the cost of all development and commercialization activities and reimburses Regeneron for its costs for any such activities. Sanofi also pays us a percentage of aggregate net sales of ZALTRAP. In connection with the Amended ZALTRAP Agreement, we recorded $9.3 million of revenue in the second quarter of 2016 primarily related to (i) a percentage of net sales of ZALTRAP for the quarter that Sanofi is obligated to pay us and (ii) manufacturing

ZALTRAP commercial supplies for Sanofi. In the second quarter of 2015, in connection with the Amended ZALTRAP Agreement, we recorded $3.2 million of revenue primarily related to a percentage of net sales of ZALTRAP.
Expenses
Total operating expenses increased to $921.0 million in the second quarter of 2016 from $653.8 million in the second quarter of 2015. Our average headcount in the second quarter of 2016 increased to 4,758 from 3,574 in the same period in 2015, principally in connection with expanding our research and development, manufacturing, and commercialization activities.
Operating expenses in the second quarter of 2016 and 2015 included a total of $131.7 million and 94.3 million, respectively, of non-cash compensation expense related to employee stock option and restricted stock awards (Non-cash Compensation Expense). The increase in total Non-cash Compensation Expense in the second quarter of 2016 was primarily attributable to the higher fair market value of our Common Stock on the date of our annual employee option grants made in December 2015 compared to recent prior years.
Research and Development Expenses
Research and development expenses increased to $559.9 million in the second quarter of 2016 from $390.3 million in the same period of 2015. The following table summarizes the major categories of our research and development expenses:

Research and Development Expenses	Three Months Ended June 30,		Increase
(In millions)	2016	2015	(Decrease)
Payroll and benefits (1)	$151.9	$120.6	$31.3
Clinical trial expenses	82.0	74.8	7.2
Clinical manufacturing costs (2)	139.2	96.1	43.1
Research and other development costs	112.4	39.3	73.1
Occupancy and other operating costs	43.8	34.9	8.9
Cost-sharing of Bayer and Sanofi development expenses (3)	30.6	24.6	6.0
Total research and development expenses	$559.9	$390.3	$169.6
(1) Includes Non-cash Compensation Expense of $66.6 million for the three months ended June 30, 2016 and $51.2 million for the three months ended June 30, 2015.
(2) Represents the full cost of manufacturing drug for use in research, preclinical development, and clinical trials, as well as pre-launch commercial supplies which were not capitalized as inventory. Includes related payroll and benefits, Non-cash Compensation Expense, manufacturing materials and supplies, drug filling, packaging, and labeling costs, depreciation, and occupancy costs of our Rensselaer, New York manufacturing facility. Also includes Non-cash Compensation Expense of $12.7 million for the three months ended June 30, 2016 and $8.8 million for the three months ended June 30, 2015.
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
Payroll and benefits increased principally due to the increase in employee headcount and Non-cash Compensation Expense, as described above. Clinical trial expenses increased primarily due to (i) the initiation of additional clinical studies of fasinumab and (ii) additional enrollment in REGN2810 clinical studies as well as the initiation of a clinical study in REGN2810 for the treatment of advanced cutaneous squamous cell carcinoma, partly offset by lower costs in connection with our dupilumab clinical program as some later-stage studies wind down. Clinical manufacturing costs increased primarily due to costs related to purchases of higher volumes of clinical manufacturing supplies and manufacturing additional drug supplies of fasinumab and REGN2810. Research and other development costs increased primarily due to the $75.0 million up-front payment made in connection with the April 2016 license and collaboration agreement with Intellia. Cost-sharing of Bayer HealthCare and Sanofi development expenses increased primarily due to our obligation to fund 20% of Sanofi's Phase 3 dupilumab development costs, which commenced during the first quarter of 2016.

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

Project Costs	Three Months Ended June 30,		Increase
(In millions)	2016	2015	(Decrease)
Praluent	$46.3	$49.6	$(3.3)
Dupilumab	111.4	113.0	(1.6)
Sarilumab	12.8	20.1	(7.3)
Fasinumab	46.7	5.5	41.2
REGN2222	17.7	10.9	6.8
REGN2810	22.5	7.5	15.0
Other antibody candidates in clinical development	58.5	56.2	2.3
Other research programs and unallocated costs (1)	244.0	127.5	116.5
Total research and development expenses	$559.9	$390.3	$169.6
(1) For the three months ended June 30, 2016, includes the $75.0 million up-front payment made in connection with the April 2016 license and collaboration agreement with Intellia.
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
For these reasons and due to the variability in the costs necessary to develop a pharmaceutical product and the uncertainties related to future indications to be studied, the estimated cost and scope of the projects, and our ultimate ability to obtain governmental approval for commercialization, accurate and meaningful estimates of the total cost to bring our product candidates to market are not available. Similarly, we are unable to reasonably estimate if our product candidates in clinical development will generate material product revenues and net cash inflows.

Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased to $292.0 million in the second quarter of 2016 from $174.6 million in the second quarter of 2015 primarily due to (i) higher commercialization-related expenses associated with EYLEA and Praluent, (ii) higher contributions to not-for-profit organizations, including donations to independent not-for-profit patient assistance organizations, (iii) higher headcount and headcount-related costs, and (iv) higher Non-cash Compensation Expense principally for the reason described under "Expenses" above. Selling, general, and administrative expenses included $47.7 million and $32.2 million of Non-cash Compensation Expense in the second quarter of 2016 and 2015, respectively.
Cost of Goods Sold
Cost of goods sold was $41.2 million in the second quarter of 2016 and $60.9 million in the second quarter of 2015. Cost of goods sold primarily consists of royalties, as well as costs in connection with producing U.S. EYLEA commercial supplies and various start-up costs in connection with our Limerick, Ireland commercial manufacturing facility. Cost of goods sold decreased principally due to a decrease in royalties since our obligation to pay Genentech based on sales of EYLEA ended in May 2016. In addition, in the second quarter of 2016 and 2015, cost of goods sold included inventory write-downs and reserves totaling $2.0 million and $6.4 million, respectively.
Cost of Collaboration and Contract Manufacturing
Cost of collaboration and contract manufacturing, which includes costs we incur in connection with producing commercial drug supplies for Sanofi and Bayer, decreased to $27.8 million in the second quarter of 2016 from $28.0 million in the second quarter of 2015. This decrease was primarily due to (i) the fact that, effective May 2016, we are no longer obligated to pay royalties to Genentech based on sales of EYLEA (as described above), partly offset by (ii) recognition of costs associated with commercial supplies of ZALTRAP manufactured for Sanofi in the second quarter of 2016.
Other Income and Expense
Interest and other expense in the second quarter of 2016 decreased compared to the second quarter of 2015 primarily due to (i) a decrease in interest expense related to conversions of a substantial portion of our 1.875% convertible senior notes (the Notes) in 2015, and (ii) recognition of a $0.5 million and $16.0 million loss in the second quarter of 2016 and 2015, respectively, in connection with Notes which were surrendered for conversion during those quarters.
Income Taxes
In the second quarter of 2016 and 2015, we recorded income tax expense of $96.0 million and $133.4 million, respectively. The effective tax rate was 32.9% and 40.7% for the second quarter of 2016 and 2015, respectively. The second quarter 2016 effective tax rate was positively impacted, compared to the U.S. federal statutory rate, by the tax benefit associated with stock-based compensation, the domestic manufacturing deduction, and the federal tax credit for increased research activities, partly offset by the negative impact of losses incurred in foreign jurisdictions with rates lower than the U.S. federal statutory rate and the non-tax deductible Branded Prescription Drug Fee. As described in Note 13 of our Condensed Consolidated Financial Statements, we prospectively adopted Accounting Standards Update 2016-09 (ASU 2016-09), Compensation - Stock Compensation, Improvements to Employee Share-Based Payment Accounting, during the second quarter of 2016. ASU 2016-09 requires an entity to recognize all excess tax benefits and tax deficiencies in connection with stock-based compensation as income tax expense or benefit in the income statement (previously, excess tax benefits were recognized in additional paid-in capital).
The effective tax rate for the second quarter of 2015 was negatively impacted, compared to the U.S. federal statutory rate, by losses incurred in foreign jurisdictions with rates lower than the U.S. federal statutory rate, the non-tax deductible Branded Prescription Drug Fee, and expiration, at the end of 2014, of the federal tax credit for increased research activities.

Results of Operations
Six Months Ended June 30, 2016 and 2015
Net Income
Net income for the six months ended June 30, 2016 and 2015 consists of the following:

(In millions)	2016	2015
Revenues	$2,413.5	$1,868.2
Operating expenses	(1,792.5)	(1,239.8)
Other income (expense)	1.4	(23.9)
Income before income taxes	622.4	604.5
Income tax expense	(244.8)	(333.8)
Net income	$377.6	$270.7
Revenues
Revenues for the six months ended June 30, 2016 and 2015 consist of the following:

(In millions)	2016	2015
Net product sales	$1,618.4	$1,202.4
Collaboration revenue:
Sanofi	383.1	368.4
Bayer	371.5	258.1
Total collaboration revenue	754.6	626.5
Other revenue	40.5	39.3
Total revenues	$2,413.5	$1,868.2
Net Product Sales
Net product sales consist of U.S. sales of EYLEA and ARCALYST. For the six months ended June 30, 2016, EYLEA net product sales increased to $1,611.8 million from $1,195.7 million for the six months ended June 30, 2015 due to higher sales volume. For the six months ended June 30, 2016 and 2015, we also recognized ARCALYST net product sales of $6.6 million and $6.7 million, respectively.
For the six months ended June 30, 2016 and 2015, we recorded 58% and 69%, respectively, of our total gross product revenue from sales to Besse Medical, a subsidiary of AmerisourceBergen Corporation.
Revenue from product sales is recorded net of applicable provisions for rebates and chargebacks, distribution-related fees, and other sales-related deductions. The following table summarizes the provisions, and credits/payments, for sales-related deductions.

(In millions)	Rebates & Chargebacks	Distribution- Related Fees	Other Sales- Related Deductions	Total
Balance as of December 31, 2015	$6.4	$48.3	$0.5	$55.2
Provision related to current period sales	41.3	74.3	12.3	127.9
Credits/payments	(36.1)	(94.5)	(11.7)	(142.3)
Balance as of June 30, 2016	$11.6	$28.1	$1.1	$40.8

Balance as of December 31, 2014	$3.1	$21.2	$0.5	$24.8
Provision related to current period sales	25.5	54.7	3.5	83.7
Credits/payments	(23.1)	(36.4)	(3.5)	(63.0)
Balance as of June 30, 2015	$5.5	$39.5	$0.5	$45.5
Sanofi Collaboration Revenue
The collaboration revenue we earned from Sanofi, as detailed below, primarily consisted of reimbursement for research and development and commercialization expenses that we incurred, partly offset by sharing of losses in connection with commercialization of antibodies.

Sanofi Collaboration Revenue	Six Months Ended June 30,
(In millions)	2016	2015
Antibody:
Reimbursement of Regeneron research and development expenses	$337.8	$380.3
Reimbursement of Regeneron commercialization-related expenses	159.2	35.8
Regeneron's share of losses in connection with commercialization of antibodies	(221.5)	(68.7)
Other	6.0	5.1
Total Antibody	281.5	352.5
Immuno-oncology:
Reimbursement of Regeneron research and development expenses	61.6	—
Other	40.0	—
Total Immuno-oncology	101.6	—
ZALTRAP:
Reimbursement of Regeneron research and development expenses	—	0.7
Other	—	15.2
Total ZALTRAP	—	15.9
Total Sanofi collaboration revenue	$383.1	$368.4
In the first half of 2016, Sanofi's reimbursement of our antibody research and development expenses consisted of $105.6 million under our Antibody Discovery Agreement and $232.2 million under our License and Collaboration Agreement, compared to $102.4 million and $277.9 million, respectively, in the first half of 2015. The lower reimbursement of research and development costs in the first half of 2016, compared to the same period in 2015, was primarily due to decreased development activities for Praluent and the fact that in 2016, Sanofi no longer co-develops and reimburses us for development activities for REGN1033 and REGN2222. These decreases were partly offset by increased development activities for dupilumab.
Reimbursement of Regeneron commercialization-related expenses represents reimbursement of internal and external costs in connection with preparing to commercialize or commercializing, as applicable, Praluent, sarilumab, and, effective in the first quarter of 2016, dupilumab.

During the six months ended June 30, 2015, we and Sanofi shared pre-launch commercial expenses related to Praluent and sarilumab in accordance with the companies' License and Collaboration Agreement. In addition, effective in the first quarter of 2016, we and Sanofi also began sharing pre-launch commercialization expenses related to dupilumab. As such, we recorded our share of losses in connection with preparing to commercialize Praluent, sarilumab, and dupilumab within Sanofi collaboration revenue. Commencing in the third quarter of 2015, after regulatory approval was received, we also recorded within Sanofi collaboration revenue our share of the Antibody Collaboration's losses in connection with commercialization of Praluent. We and Sanofi incurred higher commercialization expenses for Praluent in the first half of 2016, compared to the same period in 2015, primarily in connection with launching the product in the United States and certain European countries. Praluent net product sales, which are recorded by Sanofi, were $37.4 million in the first half of 2016.
In July 2015, we and Sanofi entered into a global strategic collaboration to discover, develop, and commercialize antibody-based cancer treatments in the field of immuno-oncology. In the first half of 2016, Sanofi's reimbursement of our immuno-oncology research and development expenses consisted of $42.7 million under our IO Discovery Agreement, and $18.9 million under our IO License and Collaboration Agreement related to REGN2810. Other Sanofi immuno-oncology revenue includes recognition of deferred revenue from $640.0 million of up-front payments received in the third quarter of 2015 in connection with the execution of the IO Collaboration agreements.
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

Bayer Collaboration Revenue	Six Months Ended June 30,
(In millions)	2016	2015
EYLEA:
Regeneron's net profit in connection with commercialization of EYLEA outside the United States	$313.3	$196.1
Sales milestones	—	15.0
Cost-sharing of Regeneron EYLEA development expenses	5.0	5.1
Other	39.8	29.5
Total EYLEA	358.1	245.7
PDGFR-beta antibody:
Cost-sharing of REGN2176-3 development expenses	4.7	7.2
Other	5.2	5.2
Total PDGFR-beta antibody	9.9	12.4
Ang2 antibody:
Cost-sharing of nesvacumab/aflibercept (REGN910-3) development expenses	2.1	—
Other	1.4	—
Total Ang2 antibody	3.5	—
Total Bayer collaboration revenue	$371.5	$258.1
Regeneron's net profit in connection with commercialization of EYLEA outside the United States is summarized below.

Regeneron's Net Profit from EYLEA Sales Outside the United States	Six Months Ended June 30,
(In millions)	2016	2015
Net product sales outside the United States	$905.1	$629.6
Regeneron's share of collaboration profit from sales outside the United States	340.4	223.9
Reimbursement of EYLEA development expenses incurred by Bayer in accordance with Regeneron's payment obligation	(27.1)	(27.8)
Regeneron's net profit in connection with commercialization of EYLEA outside the United States	$313.3	$196.1
Bayer records revenue from sales of EYLEA outside the United States. In the first half of 2016 and 2015, our share of the profit we earned from commercialization of EYLEA outside the United States was partly offset by our contractual obligation to reimburse Bayer for a portion of the agreed-upon development expenses previously incurred by Bayer.
In the first quarter of 2015, we earned our final $15.0 million sales milestone from Bayer, upon total aggregate net sales of specific commercial supplies of EYLEA outside the United States exceeding $200 million over a twelve-month period.
Bayer is obligated to reimburse us for 50% of development milestone payments to Sanofi related to our acquisition of rights to antibodies targeting the PDGF family of receptors in May 2013. In that regard, Bayer made a $5.0 million development milestone payment to us in the second quarter of 2015, which was recognized as revenue in the quarter and included in "Cost-sharing of REGN2176-3 development expenses" in the table above.
As described above under "Collaboration Agreements - Collaborations with Bayer - Ang2 antibody outside the United States," in March 2016, we entered into an agreement with Bayer governing the joint development and commercialization outside the United States of nesvacumab, an antibody product candidate to Ang2, including in combination with aflibercept, for the treatment of ocular diseases or disorders. In connection with the agreement, Bayer made a $50.0 million non-refundable up-front payment to us and is obligated to pay 25% of global development costs and 50% of development costs exclusively for the territory outside the United States.
Other Revenue
In connection with the amendment and extension of our VelocImmune license agreement with Astellas, in August 2010, we received a $165.0 million up-front payment, which was deferred upon receipt and is being recognized as revenue ratably over a seven-year period beginning in June 2011. In the first half of both 2016 and 2015, we recognized $11.8 million of revenue related to this agreement.
In connection with the February 2015 Amended ZALTRAP Agreement, we recorded $14.6 million of revenue in the first half of 2016 primarily related to (i) a percentage of net sales of ZALTRAP for the quarter that Sanofi is obligated to pay us and (ii) manufacturing ZALTRAP commercial supplies for Sanofi. In the first half of 2015, we recorded $23.0 million of revenue in connection with the Amended ZALTRAP Agreement primarily related to (i) manufacturing ZALTRAP commercial supplies for Sanofi and (ii) a percentage of net sales of ZALTRAP from July 1, 2014 (the effective date of the Amended ZALTRAP Agreement) through June 30, 2015.
Expenses
Total operating expenses increased to $1,792.5 million in the first half of 2016 from $1,239.8 million in the first half of 2015. Our average headcount in the first half of 2016 increased to 4,615 from 3,320 in the same period in 2015, principally in connection with expanding our research and development, manufacturing, and commercialization activities.
Operating expenses in the first half of 2016 and 2015 included a total of $273.9 million and $198.0 million, respectively, of non-cash compensation expense related to employee stock option and restricted stock awards (Non-cash Compensation Expense). The increase in total Non-cash Compensation Expense in the first half of 2016 was primarily attributable to the higher fair market value of our Common Stock on the date of our annual employee option grants made in December 2015 compared to recent prior years.
Research and Development Expenses
Research and development expenses increased to $1,030.0 million in the first half of 2016 from $733.4 million in the same period of 2015. The following table summarizes the major categories of our research and development expenses:

Research and Development Expenses	Six Months Ended June 30,		Increase
(In millions)	2016	2015	(Decrease)
Payroll and benefits (1)	$300.9	$236.7	$64.2
Clinical trial expenses	172.3	131.0	41.3
Clinical manufacturing costs (2)	264.2	184.9	79.3
Research and other development costs	153.2	65.2	88.0
Occupancy and other operating costs	85.8	64.1	21.7
Cost-sharing of Bayer and Sanofi development expenses (3)	53.6	51.5	2.1
Total research and development expenses	$1,030.0	$733.4	$296.6
(1) Includes Non-cash Compensation Expense of $133.0 million for the six months ended June 30, 2016 and $101.4 million for the six months ended June 30, 2015.
(2) Represents the full cost of manufacturing drug for use in research, preclinical development, and clinical trials, as well as pre-launch commercial supplies which were not capitalized as inventory. Includes related payroll and benefits, Non-cash Compensation Expense, manufacturing materials and supplies, drug filling, packaging, and labeling costs, depreciation, and occupancy costs of our Rensselaer, New York manufacturing facility. Also includes Non-cash Compensation Expense of $24.4 million for the six months ended June 30, 2016 and $18.1 million for the six months ended June 30, 2015.
(3) Under our collaborations with Bayer and Sanofi, in periods when Bayer or Sanofi incurs certain development expenses, we also recognize, as additional research and development expense, the portion of our collaborators' development expenses that we are obligated to reimburse.
Payroll and benefits increased principally due to the increase in employee headcount and Non-cash Compensation Expense, as described above. Clinical trial expenses increased primarily due to (i) the initiation of additional clinical studies of fasinumab and (ii) additional enrollment in REGN2810 clinical studies as well as the initiation of a clinical study in REGN2810 for the treatment of advanced cutaneous squamous cell carcinoma. Clinical manufacturing costs increased primarily due to costs related to manufacturing additional drug supplies of dupilumab, fasinumab, REGN2222, and REGN2810, partly offset by costs related to manufacturing less clinical supplies of Praluent. Research and other development costs increased primarily due to the $75.0 million up-front payment made in connection with the April 2016 license and collaboration agreement with Intellia. Occupancy and other operating costs increased principally in connection with higher information technology- and facility-related costs at our Tarrytown and Rensselaer, New York sites due to higher headcount and expanded research and development activities.

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

Project Costs	Six Months Ended June 30,		Increase
(In millions)	2016	2015	(Decrease)
Praluent	$82.0	$131.2	$(49.2)
Dupilumab	238.1	167.6	70.5
Sarilumab	27.2	38.2	(11.0)
Fasinumab	79.7	9.5	70.2
REGN2222	34.9	16.8	18.1
REGN2810	44.0	12.8	31.2
Other antibody candidates in clinical development	104.8	121.4	(16.6)
Other research programs and unallocated costs (1)	419.3	235.9	183.4
Total research and development expenses	$1,030.0	$733.4	$296.6
(1) For the six months ended June 30, 2016, includes the $75.0 million up-front payment made in connection with the April 2016 license and collaboration agreement with Intellia.
For the reasons described above under "Research and Development Expenses" for the three months ended June 30, 2016 and 2015, and due to the variability in the costs necessary to develop a pharmaceutical product and the uncertainties related to future indications to be studied, the estimated cost and scope of the projects, and our ultimate ability to obtain governmental approval for commercialization, accurate and meaningful estimates of the total cost to bring our product candidates to market are not available. Similarly, we are currently unable to reasonably estimate if our product candidates in clinical development will generate material product revenues and net cash inflows.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased to $581.7 million in the first half of 2016 from $333.6 million in the first half of 2015 primarily due to (i) higher commercialization-related expenses associated with EYLEA and Praluent, (ii) higher contributions to not-for-profit organizations, including donations to independent not-for-profit patient assistance organizations, (iii) higher headcount and headcount-related costs, and (iv) higher Non-cash Compensation Expense principally for the reason described under "Expenses" above. Selling, general, and administrative expenses included $107.8 million and $74.3 million of Non-cash Compensation Expense in the first half of 2016 and 2015, respectively.
Cost of Goods Sold
Cost of goods sold was $120.2 million in the first half of 2016 and $103.4 million in the first half of 2015. Cost of goods sold primarily consists of royalties, as well as costs in connection with producing U.S. EYLEA commercial supplies and various start-up costs in connection with our Limerick, Ireland commercial manufacturing facility. Cost of goods sold increased principally due to an increase in Limerick start-up costs and the increase in U.S. EYLEA net sales. These increases were partly offset by the fact that, effective May 2016, we are no longer obligated to pay royalties to Genentech based on sales of EYLEA. In addition, in the first half of 2016 and 2015, cost of goods sold included inventory write-downs and reserves totaling $6.3 million and $8.1 million, respectively.
Cost of Collaboration and Contract Manufacturing
Cost of collaboration and contract manufacturing, which includes costs we incur in connection with producing commercial drug supplies for Sanofi and Bayer, decreased to $60.6 million in the first half of 2016 from $69.4 million in the first half of 2015. This decrease was primarily due to recognizing as expense $20.2 million of inventoried costs for ZALTRAP commercial supplies in the first half of 2015 that were previously shipped to Sanofi because our risk of inventory loss no longer existed under the Amended ZALTRAP Agreement, partly offset by the recognition of costs associated with commercial supplies of ZALTRAP shipped to Sanofi in the first half of 2016.

Other Income and Expense
Interest and other expense in the first half of 2016 decreased compared to the first half of 2015 primarily due to (i) recognition of a $0.5 million and $16.9 million loss in the first half of 2016 and 2015, respectively, in connection with Notes which were surrendered for conversion during the respective periods, and (ii) a decrease in interest expense related to conversions of a substantial portion of the Notes in 2015.
Income Taxes
In the first half of 2016 and 2015, we recorded income tax expense of $244.8 million and $333.9 million, respectively. The effective tax rate was 39.3% and 55.2% for the first half of 2016 and 2015, respectively. The effective tax rate for the first half of 2016 was negatively impacted, compared to the U.S. federal statutory rate, by losses incurred in foreign jurisdictions with rates lower than the U.S. federal statutory rate and the non-tax deductible Branded Prescription Drug Fee, partly offset by the positive impact of the tax benefit associated with stock-based compensation, the domestic manufacturing deduction, the federal tax credit for increased research activities.
The effective tax rate for the first half of 2015 was negatively impacted, compared to the U.S. federal statutory rate, by losses incurred in foreign jurisdictions with rates lower than the U.S. federal statutory rate, the non-tax deductible Branded Prescription Drug Fee, and expiration, at the end of 2014, of the federal tax credit for increased research activities.
Liquidity and Capital Resources
Sources and Uses of Cash for the Six Months Ended June 30, 2016 and 2015
As of June 30, 2016, we had $1,635.0 million in cash, cash equivalents, and marketable securities compared with $1,677.4 million as of December 31, 2015. Additionally, as of June 30, 2016, we had borrowing availability of $750.0 million under a revolving credit facility that was entered into during the first quarter of 2015 (see further description under "Credit Facility" below).
Cash Provided by Operating Activities
Net cash provided by operating activities was $444.5 million in the first half of 2016. Our net income of $377.6 million in the first half of 2016 included Non-cash Compensation Expense of $273.9 million, depreciation and amortization of $48.0 million, and the $75.0 million up-front payment made in connection with the April 2016 license and collaboration agreement with Intellia. In addition, deferred tax assets as of June 30, 2016 increased by $162.7 million, compared to December 31, 2015, primarily due to an increase in share-based compensation and deferred revenue.
As of June 30, 2016, Sanofi, Bayer, and trade accounts receivable increased by $284.2 million, compared to December 31, 2015, primarily due to higher U.S. EYLEA sales. Inventories as of June 30, 2016 increased by $72.9 million, compared to December 31, 2015, primarily due to increased production of commercial supplies of EYLEA and Praluent. Prepaid expenses and other assets decreased by $57.1 million as of June 30, 2016, compared to December 31, 2015, primarily due to a decrease in prepaid income taxes. Deferred revenue increased by $65.9 million as of June 30, 2016, compared to December 31, 2015, primarily due to $60.0 million of payments received in 2016 from Mitsubishi in connection with the companies' fasinumab Asia collaboration and the $50.0 million up-front payment from Bayer (as described above), partly offset by the amortization of up-front payments from Sanofi. Accounts payable, accrued expenses, and other liabilities increased by $133.9 million as of June 30, 2016, compared to December 31, 2015, primarily due to higher tax-related liabilities.
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
As of June 30, 2015, Sanofi, Bayer, and trade accounts receivable increased by $418.8 million, compared to December 31, 2014, primarily due to higher U.S. EYLEA sales and higher amounts due from Sanofi in connection with the companies' Antibody Collaboration. Inventories as of June 30, 2015 increased by $45.6 million, compared to December 31, 2014, primarily due to increased production of EYLEA commercial supplies. Accounts payable, accrued expenses, and other liabilities increased by $129.3 million as of June 30, 2015, compared to December 31, 2014, primarily due to (i) higher accruals for sales-related charges (including the impact of the Branded Prescription Drug Fee) and deductions, and royalties related to EYLEA, and (ii) higher expenditures in connection with our expanding research and development activities.

Cash Used in Investing Activities
Net cash used in investing activities was $369.7 million and $501.1 million in the first half of 2016 and 2015, respectively. In the first half of 2016 and 2015, purchases of marketable securities exceeded sales or maturities by $126.8 million and $147.1 million, respectively. Capital expenditures were $242.9 million and $354.1 million in the first half of 2016 and 2015, respectively. Capital expenditures in the first half of 2016 primarily included costs in connection with renovations of our Limerick, Ireland manufacturing facility, tenant improvement and associated costs at our leased Tarrytown, New York facilities, renovations to certain areas of our Rensselaer, New York manufacturing facilities, the purchase of an office building near our Rensselaer manufacturing facilities, and purchases of equipment. Capital expenditures in the first half of 2015 primarily included costs in connection with renovations of our Limerick, Ireland manufacturing facility and tenant improvement and associated costs related to two new buildings which were under construction at our leased Tarrytown, New York facilities. In addition, in April 2015, we acquired an approximate 100-acre parcel of undeveloped land adjacent to our current Tarrytown, New York Location for an aggregate purchase price of $73.0 million.
Cash (Used in) Provided by Financing Activities
Net cash used in financing activities was $237.4 million in the first half of 2016 and net cash provided by financing activities was $86.9 million in the first half of 2015. In the first half of 2015, proceeds in connection with facility and capital leases obligations primarily relates to reimbursements of $27.4 million we received from our landlord for tenant improvement costs in connection with our leased facilities in Tarrytown, New York. In the first half of 2016 and 2015, $12.7 million and $144.0 million principal amount of our Notes, respectively, that was previously surrendered for conversion was settled. In accordance with the terms of the Notes, we elected to settle these conversion obligations through a combination of cash, in an amount equal to the principal amount of the converted Notes, and shares of our Common Stock in respect of any amounts due in excess thereof. Also during the first half of 2016 and 2015, we paid an aggregate amount of $242.1 million and $124.5 million, respectively, to warrant holders to reduce the maximum number of shares of Common Stock issuable upon exercise of the warrants. Proceeds from issuances of Common Stock, in connection with exercises of employee stock options, were $63.6 million in the first half of 2016, compared to $115.8 million in the first half of 2015. In addition, payments for employee tax obligations in connection with stock option exercises and vesting of restricted stock (as applicable) were $45.0 million in the first half of 2016 compared to $35.9 million in the first half of 2015. In the first half of 2015, cash flows from financing activities included $248.7 million, due to utilization of excess tax benefits in connection with stock option exercises, which offset cash tax obligations. In the second quarter of 2016, we elected to adopt Accounting Standards Update 2016-09, Compensation - Stock Compensation, Improvements to Employee Share-Based Payment Accounting. As a result, we prospectively recorded excess tax benefits as an operating activity in the statement of cash flows (previously, such amounts were recognized as a financing activity in the statement of cash flows).
Credit Facility
In March 2015, we entered into an agreement with a syndicate of lenders (the Credit Agreement) which provides for a $750.0 million senior unsecured five-year revolving credit facility (the Credit Facility). The Credit Agreement includes an option for us to elect to increase the commitments under the Credit Facility and/or to enter into one or more tranches of term loans in the aggregate principal amount of up to $250.0 million subject to the consent of the lenders providing the additional commitments or term loans, as applicable, and certain other conditions. Proceeds of the loans under the Credit Facility may be used to finance working capital needs, and for general corporate or other lawful purposes, of Regeneron and its subsidiaries. The Credit Agreement also provides a $100.0 million sublimit for letters of credit. The Credit Agreement includes an option for us to elect to extend the maturity date of the Credit Facility beyond March 2020, subject to the consent of the extending lenders and certain other conditions. Amounts borrowed under the Credit Facility may be prepaid, and the commitments under the Credit Facility may be terminated, at any time without premium or penalty. We had no borrowings outstanding under the Credit Facility as of June 30, 2016.
The Credit Agreement contains financial and operating covenants. Financial covenants include a maximum total leverage ratio and a minimum interest expense coverage ratio. We were in compliance with all covenants of the Credit Facility as of June 30, 2016.

Capital Expenditures
Our cash expenditures for property, plant, and equipment totaled $242.9 million in the first half of 2016 and $354.1 million in the first half of 2015 (as described under "Cash Used in Investing Activities" above). We expect to incur capital expenditures of approximately $237 million to $287 million in the second half of 2016 primarily in connection with renovating our new Limerick, Ireland facility, expanding and renovating portions of our Tarrytown, New York facilities, and expanding and renovating portions of our manufacturing facilities at our Rensselaer, New York facility.
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
We expect continued increases in our expenditures, particularly in connection with our research and development activities (including preclinical and clinical testing). Clinical trial costs are dependent, among other things, on the size and duration of trials (for example, we have several ongoing late-stage clinical trials which are large and for which we expect to incur significant costs), fees charged for services provided by clinical trial investigators and other third parties, the costs for manufacturing the product candidate for use in the trials, and for supplies, laboratory tests, and other expenses. In addition to our anticipated commercialization costs for EYLEA and Praluent, we anticipate incurring substantial commercialization costs in connection with our late-stage antibody product candidates, including sarilumab and dupilumab. Commercialization costs over the next few years will depend on, among other things, whether or not our antibody product candidates in later stage clinical development receive regulatory approval, the market potential for product candidates, and the commercialization terms of our collaboration agreements, if applicable (whereby commercialization costs may be shared with our collaborators).
Under our collaborations with Sanofi and Bayer, we and our collaborator share profits and losses in connection with commercialization of drug products. In the future, if we are able to successfully develop, market, and sell certain of our product candidates, we may be required to pay royalties or share the profits from such sales pursuant to our license or collaboration agreements. Currently, we are required to pay royalties on sales of certain commercial products. In addition, under the provisions of the federal Patient Protection and Affordable Care Act, or PPACA, and the Health Care and Education Reconciliation Act of 2010, the Branded Prescription Drug Fee is imposed on pharmaceutical manufacturers that sell branded prescription drugs to specified government programs. This fee is allocated to companies, including us, based on their market share of total branded prescription drug sales into these government programs.
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
From time to time, we may seek to reduce the number of warrants outstanding through additional amendment agreements with warrant holders or otherwise.
As of June 30, 2016, an aggregate principal amount of $0.2 million of our Notes remained outstanding, which mature on October 1, 2016, unless earlier converted or repurchased.
Future Impact of Recently Issued Accounting Standards
See Note 13 to our Condensed Consolidated Financial Statements for a summary of recently issued accounting standards.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risks, and the way we manage them, are summarized in Part II, Item 7A, "Quantitative and Qualitative Disclosures Around Market Risk" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (filed February 11, 2016). There have been no material changes to our market risks or to our management of such risks as of June 30, 2016.

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
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are a party to legal proceedings in the course of our business, including those described in our Annual Report on Form 10-K for the year ended December 31, 2015 (filed February 11, 2016), our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 (filed May 5, 2016), and those described below. The outcome of any such proceedings, regardless of the merits, is inherently uncertain. For a description of risks relating to these and other legal proceedings we face, see Part II, Item 1A. "Risk Factors," including the discussion under the headings entitled "Risks Related to Intellectual Property and Market Exclusivity," "Regulatory and Litigation Risks," and "Risks Related to Our Common Stock."
Proceedings Relating to '287 Patent and '163 Patent
As previously reported, on September 25, 2013, we commenced patent infringement litigation against Kymab Ltd in the English High Court of Justice, Chancery Division, Patents Court, in London, asserting our European Patent No. 1,360,287 (the '287 Patent) and European Patent No. 2,264,163 (the '163 Patent), both of which concern genetically altered mice capable of producing chimeric antibodies that are part human and part mouse. A trial to adjudicate the claims of infringement and counterclaims of invalidity of the '287 Patent and the '163 Patent was held from November 16, 2015 through December 8, 2015. On February 1, 2016, the court issued a final judgment, finding that the asserted claims of the '287 and '163 Patents are novel, not obvious, and infringed by Kymab's genetically engineered mice. However, the court invalidated the '287 and '163 Patents on the ground of insufficiency. On April 27, 2016, the court granted permission for our appeal and Kymab's cross-appeal, and on May 18, 2016, Regeneron and Kymab filed their respective notices to appeal the court's decision on the '287 and '163 Patents. The appeal and the cross-appeal are expected to be heard together.
On July 8 and July 13, 2016, notices of opposition against the '163 Patent were filed in the European Patent Office by Merus N.V. and Kymab and Novo Nordisk A/S, respectively. The notices assert, as applicable, lack of novelty, lack of inventive step, and insufficiency.
Proceedings Relating to Praluent (alirocumab) Injection
As previously reported, we are currently a party to a patent infringement action initiated by Amgen Inc. against us and Sanofi relating to Praluent, which we are jointly developing and commercializing with Sanofi. In this action, Amgen asserted a number of U.S. patents, which were subsequently narrowed to U.S. Patent Nos. 8,829,165 (the '165 Patent) and 8,859,741 (the '741 Patent).
As previously reported, a jury trial and a permanent injunction hearing in this litigation were held in March 2016. During the course of the trial, the court ruled as a matter of law in favor of Amgen that the asserted patent claims were not obvious, and in favor of Regeneron and Sanofi that there was no willful infringement of the asserted patent claims by Regeneron or Sanofi. On March 16, 2016, the jury returned a verdict in favor of Amgen, finding that the asserted claims of the '165 and '741 Patents were not invalid based on either a lack of written description or a lack of enablement. The parties to this litigation submitted post-trial briefs in the second quarter of 2016 and are awaiting the court's final opinion and judgment, including a decision on the permanent injunction. We and Sanofi plan to appeal any judgment or order that is adverse to us and Sanofi.
On July 25, 2016, Amgen filed a lawsuit against us, Sanofi-Aventis Groupe S.A., Sanofi-Synthelabo Limited, Aventis Pharma Limited, Sanofi Winthrop Industrie S.A., and Sanofi-Aventis Deutschland GmbH in the English High Court of Justice, Chancery Division, Patents Court, in London, seeking a declaration of infringement of Amgen's European Patent No. 2,215,124 (the '124

Patent), which pertains to PCSK9 monoclonal antibodies, by Praluent. The lawsuit also seeks an injunction, damages, an accounting of profits, and costs and interest. We have not yet been served with the documents relating to the lawsuit.
Also on July 25, 2016, Amgen filed a lawsuit for infringement of the '124 Patent against us, Sanofi-Aventis Groupe S.A., Sanofi Winthrop Industrie S.A., and Sanofi-Aventis Deutschland GmbH in the Regional Court of Düsseldorf, Germany, seeking an injunction, an accounting of marketing activities, a recall of Praluent and its removal from the distribution channels, and damages. We have not yet been served with the documents relating to the lawsuit.
Proceedings Relating to Patents Owned by Genentech and City of Hope
As previously reported, on July 27, 2015, we and Sanofi-Aventis U.S. LLC filed a complaint in the United States District Court for the Central District of California (Western Division) seeking a declaratory judgment of invalidity, as well as non-infringement by the manufacture, use, sale, offer of sale, or importation of Praluent, of U.S. Patent No. 7,923,221 jointly owned by Genentech, Inc. and City of Hope relating to the production of recombinant antibodies by host cells. On November 2, 2015, the court set a tentative trial date beginning on September 27, 2016 (subsequently vacated as noted below). On July 18, 2016, the court vacated the trial commencement date of September 27 in light of other pending motions.
Proceedings Relating to Shareholder Derivative Claim
As previously reported, on December 30, 2015, an alleged shareholder filed a shareholder derivative complaint in the New York Supreme Court, naming the current and certain former non-employee members of our board of directors, the Chairman of the board of directors, our Chief Executive Officer, and our Chief Scientific Officer as defendants and Regeneron as a nominal defendant. The complaint asserts that the individual defendants breached their fiduciary duties and were unjustly enriched when they approved and/or received allegedly excessive compensation in 2013 and 2014. On March 2, 2016, the defendants filed a motion to dismiss the shareholder derivative complaint. The court has scheduled oral argument on defendants' motion to dismiss for August 16, 2016. Pursuant to our By-Laws and the New York Business Corporation Law, expenses in connection with the foregoing are being advanced by us for the individual defendants.
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
EYLEA net sales represent a substantial portion of our revenues and this concentration of our net sales in a single product makes us substantially dependent on that product. For the six months ended June 30, 2016 and 2015, EYLEA net sales in the United States represented 67% and 64% of our total revenues, respectively. If we were to experience difficulty with the commercialization of EYLEA in the United States, if Bayer were to experience any difficulty with the commercialization of EYLEA outside the United States, or if we and Bayer are unable to maintain current marketing approvals of EYLEA, we may experience a reduction in revenue and may not be able to sustain profitability, and our business, prospects, operating results, and financial condition would be materially harmed.
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

•
our ability to differentiate EYLEA from Lucentis® (ranibizumab) and other competitive products, and the willingness of retinal specialists and patients to switch from Lucentis or off-label use of repackaged Avastin® (bevacizumab) to EYLEA or to start treatment with EYLEA;

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
The market for eye disease products is very competitive. For example, Novartis AG and Genentech/Roche are collaborating on the commercialization and further development of a VEGF antibody fragment, Lucentis, for the treatment of various eye indications. Lucentis is approved in one or more jurisdictions for the treatment of wet AMD, macular edema following RVO (including CRVO and BRVO), DME, diabetic retinopathy in patients with DME, and mCNV. Competitors are also exploring the development of a biosimilar version of Lucentis; in particular, Pfenex Inc. (in collaboration with Pfizer Inc.) is developing PF582 (currently in a Phase 1b/2a trial in patients with wet AMD), and Formycon AG (in collaboration with bioeq GmbH) is developing FYB201 (currently in a Phase 3 trial in patients with wet AMD).
Other competitive or potentially competitive products include Allergan plc's Ozurdex® (dexamethasone intravitreal implant) (approved by the FDA in June 2009 for the treatment of macular edema following RVO and in September 2014 for the treatment of DME) and Alimera Sciences' Iluvien® (fluocinolone acetonide intravitreal implant) (approved by the FDA in September 2014 for the treatment of DME in patients who have been previously treated with a course of corticosteroids and did not have a clinically significant rise in intraocular pressure), both of which are intravitreal implants of corticosteroids. Many other companies are working on the development of product candidates and extended delivery devices for the potential treatment of wet AMD, DME, and RVO, including those that act by blocking VEGF and VEGF receptors, as well as small interfering ribonucleic acids (siRNAs) that modulate gene expression. For example, Genentech/Roche is developing a Lucentis port delivery system implant (currently in a Phase 2 study in patients with wet AMD). Novartis is developing RTH258 (ESBA1008), a humanized monoclonal single-chain FV (scFv) antibody fragment targeting VEGF-A for wet AMD, and initiated a non-inferiority Phase 3 trial comparing RTH258 and EYLEA in December 2014. Allergan is developing abicipar pegol (an anti-VEGF-A DARPin®) for wet AMD and related conditions (currently studied in Phase 3 trials against Lucentis as a comparator drug). Additionally, companies are developing products (or combinations of products) to treat wet AMD that act by blocking VEGF and VEGF receptors, as well as other targets (for example, PDGF). Ophthotech Corporation (in collaboration with Novartis) is developing Fovista®, an aptamer directed against platelet-derived growth factor subunit B (PDGF-B), as a product candidate intended to be used in combination with an anti-VEGF therapy in wet AMD. In 2013, Ophthotech initiated Phase 3 trials in AMD evaluating multiple combinations of Fovista, including Lucentis + Fovista, Avastin + Fovista, and EYLEA + Fovista. Genentech/Roche is developing a bi-specific antibody targeting both VEGF and Ang2 for wet AMD and DME (currently in Phase 2 trials for both indications). Competitors are also developing eye-drop formulations, oral therapies, and gene/cell therapies for various indications that, if approved, would compete with EYLEA in one or more of its currently approved indications.

In addition, ophthalmologists are using off-label, third-party repackaged versions of Genentech/Roche's approved VEGF antagonist, Avastin, for the treatment of wet AMD, DME, and RVO. The relatively low cost of therapy with repackaged Avastin in patients with wet AMD presents a significant competitive challenge in this indication. Competitors (including Amgen) are also developing a biosimilar version of Avastin. Long-term, controlled clinical trials comparing Lucentis to Avastin in the treatment of wet AMD are being conducted. One-year data from the Comparison of Age-Related Macular Degeneration Treatments Trial (CATT) were reported in April 2011 and indicated that Avastin dosed monthly was non-inferior to Lucentis dosed monthly in the primary efficacy endpoint of mean visual acuity gain at 52 weeks. Two-year data from CATT were reported in April 2012 and indicated that monthly Avastin was non-inferior to monthly Lucentis in mean visual acuity gain; as-needed dosing was not non-inferior to monthly dosing. Avastin is also being evaluated in eye diseases in trials that have been initiated in the United Kingdom, Canada, Brazil, Mexico, Germany, Israel, and other countries. Furthermore, Lucentis and off-label use of repackaged Avastin present significant competitive challenges as doctors and patients have had significant experience using these medicines. Moreover, the reported results of the CATT study, combined with the relatively low cost of repackaged Avastin in treating patients with wet AMD, may exacerbate the competitive challenge which EYLEA faces in this or other eye indications for which it is approved.
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
Risks Related to Commercialization of Praluent
If we or Sanofi are unable to successfully commercialize Praluent, our business, prospects, operating results, and financial condition may be materially harmed.

We expect that the commercial success of Praluent will depend on many factors, including the following:

•
effectiveness of the commercial strategy in and outside the United States for the marketing of Praluent, including pricing strategy and the effectiveness of efforts to obtain, and the timing of obtaining, adequate third-party reimbursements;

•	our and Sanofi's ability to differentiate Praluent from Amgen's Repatha® (evolocumab) and other competitive products;

•
the ability of patients and providers to obtain and maintain sufficient coverage and reimbursement from third-party payers, including Medicare and Medicaid in the United States and other government and private payers in the United States and foreign jurisdictions;

•	payer restrictions on eligible patient populations and the reimbursement process, both in the United States and abroad;

•	our and Sanofi's ability to maintain sales of Praluent in the face of competitive products, including Repatha , as well as product candidates currently in clinical development;

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

•
maintaining and successfully monitoring commercial manufacturing arrangements for Praluent with third parties who perform fill/finish or other steps in the manufacture of Praluent to ensure that they meet our standards and those of regulatory authorities, including the FDA, which extensively regulate and monitor pharmaceutical manufacturing facilities; and

•
the outcome of the pending patent infringement proceedings initiated by Amgen against us and Sanofi (described further in Part I, Item 3. "Legal Proceedings" of our Annual Report on Form 10-K for the year ended December 31, 2015 and Part II, Item 1. "Legal Proceedings" of this report), and other risks associated with intellectual property of other parties and pending or future litigation relating thereto, as discussed under "Risks Related to Intellectual Property and Market Exclusivity" below.

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
Government and other third-party payers (including pharmacy benefit management companies) are challenging the prices charged for healthcare products and increasingly limiting, and attempting to limit, both coverage and level of reimbursement for prescription drugs, such as by requiring outcomes-based or other pay-for-performance pricing arrangements. They are also imposing restrictions on eligible patient populations and the reimbursement process, including by means of required prior authorizations and utilization management criteria. For example, pharmacy benefit management companies often develop formularies to reduce their cost for medications. The breadth of the products covered by formularies varies considerably from one pharmacy benefit management company to another. Failure to be included in such formularies or to achieve favorable formulary status may negatively impact the utilization and market share of Praluent. If Praluent is not included within an adequate number of formularies, adequate reimbursement levels are not provided, the eligible insured patient population for Praluent is limited, or a key payer refuses to provide reimbursement for Praluent in a particular jurisdiction altogether, this could have a material adverse effect on our and Sanofi's ability to commercialize Praluent.
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
There is significant actual and potential future competition for Praluent. Amgen's PCSK9 program is currently the most advanced of the competitors, having already received regulatory approvals in jurisdictions including the U.S., the EU, and Japan for its PCSK9 inhibitor Repatha. Amgen may obtain marketing approval for Repatha in one or more additional countries before Praluent is approved in those countries. Several other companies, including Pfizer, AstraZeneca PLC, and Eli Lilly and Company, also have development programs for antibodies against PCSK9. Alnylam Pharmaceuticals, Inc, in collaboration with The Medicines Company, has a clinical program underway with an RNAi molecule against PCSK9. In addition, there are therapeutic products targeting PCSK9 operating through other mechanisms of action in development, including oral products and vaccines. Oral products that lower LDL-C, if approved, may also be competitive with PCSK9 inhibitors, including Praluent. Certain late-stage inhibitors of cholesterylester transfer protein (CETP), such as Merck &Co., Inc's anacetrapib, lower LDL-C and may be launched with supporting data from outcomes trials prior to the completion of our own outcomes trial for Praluent. Other oral agents for lowering LDL-C that may potentially compete with Praluent include ETC-1002, which is being developed by Esperion Therapeutics, Inc.

We rely on our Antibody Collaboration with Sanofi for commercializing Praluent.
In accordance with the terms of our Antibody Collaboration with Sanofi, we have elected to co-promote Praluent with Sanofi in the United States. As such, we continue to rely in part on Sanofi's sales and marketing organization in the United States. If we and Sanofi fail to coordinate our United States sales and marketing efforts effectively, sales of Praluent may be materially affected. Sanofi also maintains other important responsibilities relating to Praluent in the United States. For example, Sanofi records product sales and cost of sales for Praluent in the United States, serves as the lead regulatory party (e.g., is responsible for regulatory filings and negotiations relating to Praluent in the United States), and leads negotiations with payors. We also rely on Sanofi for sales, marketing, and distribution of Praluent in countries outside the United States. If we or Sanofi are unsuccessful in commercializing Praluent, or if Sanofi terminates the Antibody Collaboration with us, our business, prospects, operating results, and financial condition may be materially impaired. We have limited commercial capabilities outside the United States and would have to develop or outsource these capabilities for Praluent. Therefore, termination of our Antibody Collaboration would create substantial new and additional risks to the successful commercialization of Praluent, particularly outside the United States. For additional information regarding our Antibody Collaboration with Sanofi, see "Risks Related to Our Reliance on Third Parties - If any of our collaborations with Sanofi is terminated, our business, prospects, operating results, and financial condition, and our ability to discover, develop, manufacture, and commercialize our pipeline of product candidates in the time expected, or at all, would be materially harmed" below.
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
Our business requires using sensitive and proprietary technology and other information that we protect as trade secrets. We seek to prevent improper disclosure of these trade secrets through confidentiality agreements. If our trade secrets are improperly disclosed, by our current or former employees, our collaborators, or otherwise, it would help our competitors and adversely affect our business. We will be able to protect our proprietary rights only to the extent that our proprietary technologies and other information are covered by valid and enforceable patents or are effectively maintained as trade secrets. The patent position of biotechnology companies, including our company, involves complex legal and factual questions and, therefore, enforceability cannot be predicted with certainty. Our patents may be challenged, invalidated, held to be unenforceable, or circumvented. Patent applications filed outside the United States may be challenged by other parties, for example, by filing third-party observations that argue against patentability or an opposition. Such opposition proceedings are increasingly common in the EU and are costly to defend. For example, our European Patent No. 1,360,287 was, and our European Patent No. 2,264,163 is, the subject of opposition proceedings in the European Patent Office, as described in Part I, Item 3. "Legal Proceedings" of our Annual Report on Form 10-K for the year ended December 31, 2015 and in Part II, Item 1. "Legal Proceedings" of this report, respectively. We have pending patent applications in the United States Patent and Trademark Office, the European Patent Office, and the patent offices of other foreign jurisdictions, and it is likely that we will need to defend patents from challenges by others from time to time in the future. Certain of our U.S. patents may also be challenged by parties who file a request for post-grant review or inter partes reexamination under the America Invents Act of 2011 or ex parte reexamination. Post-grant proceedings are increasingly common in the United States and are costly to defend. Our patent rights may not provide us with a proprietary position or competitive advantages against competitors. Furthermore, even if the outcome is favorable to us, the enforcement of our intellectual property rights can be extremely expensive and time consuming.

We may be restricted in our development, manufacturing, and/or commercialization activities by patents or other proprietary rights of others, and could be subject to damage awards if we are found to have infringed such patents or rights.
Our commercial success depends significantly on our ability to operate without infringing the patents and other proprietary rights of others. Other parties may allege that they own blocking patents to our products in clinical development or even to products that have received regulatory approval and are being or have been commercialized, either because they claim to hold proprietary rights to the composition of a product or the way it is manufactured or the way it is used. Moreover, other parties may allege that they have blocking patents to antibody products made using our VelocImmune technology, or any other of our technologies, either because of the way the antibodies are discovered or produced or because of a proprietary composition covering an antibody or the antibody's target.
We have been in the past, are currently, and may in the future be involved in patent litigation and other proceedings involving our patents. For example, we are currently parties to patent infringement proceedings initiated by us relating to our European Patent No. 1,360,287, our European Patent No. 2,264,163, and our U.S. Patent No. 8,502,018, all of which concern genetically altered mice capable of producing chimeric antibodies that are part human and part mouse, as described in Part I, Item 3. "Legal Proceedings" of our Annual Report on Form 10-K for the year ended December 31, 2015 and Part II, Item 1. "Legal Proceedings" of this report. In addition, we are currently parties to patent infringement proceedings initiated by Amgen against us and Sanofi relating to Praluent, as described in Part I, Item 3. "Legal Proceedings" of our Annual Report on Form 10-K for the year ended December 31, 2015 and Part II, Item 1. "Legal Proceedings" of this report. We are aware of additional patents and pending applications owned by others that claim antibodies to PCSK9 and methods of treating hypercholesterolemia with such antibodies. We are also aware of patents and pending applications owned by others that respectively claim antibodies to IL-6R and IL-4R and methods of treating rheumatoid arthritis and uveitis and atopic dermatitis and asthma with such antibodies. In addition to Praluent, our late-stage antibody-based pipeline includes sarilumab, an antibody to IL-6R, intended for the treatment of rheumatoid arthritis and non-infectious uveitis; dupilumab, an antibody to IL-4R, intended for the treatment of atopic dermatitis, asthma, nasal polyposis, and eosinophilic esophagitis; REGN2222, an antibody targeting RSV-F; and fasinumab, an antibody to NGF. Although we do not believe that any of our late-stage antibody product candidates infringes any valid claim in these patents or patent applications, these other parties could initiate lawsuits for patent infringement and assert that their patents are valid and cover our late-stage antibody product candidates, similar to the patent infringement proceedings initiated by Amgen referred to above. As described in Part I, Item 3. "Legal Proceedings" of our Annual Report on Form 10-K for the year ended December 31, 2015 and Part II, Item 1. "Legal Proceedings" of this report, we and Sanofi-Aventis U.S. LLC initiated invalidity actions against patents jointly owned by Genentech and City of Hope relating to the production of recombinant antibodies by host cells. We currently produce our antibody product and antibody product candidates using recombinant antibodies from host cells and may choose to produce additional antibody product candidates in this manner. Neither ARCALYST nor EYLEA is a recombinant antibody. Genentech has licensed these patents to several different companies under confidential license agreements. If we desire a license for any of our antibody products or product candidates as part of a settlement for these invalidity actions and are unable to obtain a license on commercially reasonable terms or at all, we may be restricted in our ability to make recombinant antibodies in, or to import them into, the United States. Further, we are aware of a number of patent applications of others that, if granted with claims as currently drafted, may cover our current or planned activities. It could be determined that our products and/or actions in manufacturing or selling our product candidates infringe such patents.
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
The increased likelihood of biosimilar competition has increased the risk of loss of innovators' market exclusivity. Due to this risk, and uncertainties regarding patent protection, if our late-stage product candidates or other clinical candidates are approved for marketing, it is not possible to predict the length of market exclusivity for any particular product with certainty based solely on the expiration of the relevant patent(s) or the current forms of regulatory exclusivity. It is also not possible to predict changes in United States regulatory law that might reduce biological product regulatory exclusivity. The loss of market exclusivity for a product would likely materially and negatively affect revenues from product sales of that product and thus our financial results and condition.
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
We are aware of several pharmaceutical and biotechnology companies actively engaged in the research and development of antibody products against targets that are also the targets of our early- and late-stage product candidates. For example, Pfizer (in collaboration with Eli Lilly) is developing an antibody product candidate against NGF. Genentech/Roche is marketing an antibody against IL-6R (Actemra® (tocilizumab)) for the treatment of rheumatoid arthritis that would compete with sarilumab, our IL-6R antibody, if it is approved. In addition, several other companies, including Johnson & Johnson (in collaboration with GlaxoSmithKline plc), Alder Biopharmaceuticals, Inc., Ablynx (in collaboration with AbbVie), R-Pharm, and Pfizer have antibodies against IL-6 or IL-6R in clinical development. A number of companies are developing antibodies that, if approved, may compete with dupilumab, our IL-4R antibody, if it is approved, including Roche (an antibody against IL-13), AstraZeneca (antibodies against IL-4R, IL-5R, and IL-13), Novartis (a combination antibody against IL-4 and IL-13), and Amgen (in collaboration with AstraZeneca) (an antibody against thymic stromal lymphopoietin, or TSLP). GlaxoSmithKline's Nucala® (mepolizumab) and Teva's Cinqair® (reslizumab), both of which are antibodies against IL-5, may also compete with dupilumab, if dupilumab is approved. For RSV, competitors have marketed antibodies as well as antibodies in clinical development, including AstraZeneca (in collaboration with AIMM Therapeutics).

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
Government and other third-party payers (including pharmacy benefit management companies) are challenging the prices charged for healthcare products and increasingly limiting, and attempting to limit, both coverage and level of reimbursement for prescription drugs, such as by requiring outcomes-based or other pay-for-performance pricing arrangements. They are also imposing restrictions on eligible patient populations and the reimbursement process (including by means of required prior authorizations and utilization management criteria). In March 2010, the PPACA and a related reconciliation bill were enacted in the United States. This legislation imposes cost-containment and other measures that are likely to adversely affect the amount of reimbursement for our current and future products. The full effects of this legislation depend on a number of factors, many of which are beyond our control, including new regulations and guidance issued by CMS and other federal and state agencies. Some states are also considering legislation that would control the prices of drugs, and state Medicaid programs are increasingly requesting manufacturers to pay supplemental rebates and requiring prior authorization by the state program for use of any drug for which supplemental rebates are not being paid. It is likely that federal and state legislatures and health agencies will continue to focus on additional health care reform in the future that will impose additional constraints on prices and reimbursements for our products.
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
We sell EYLEA in the United States to several distributors and specialty pharmacies. Under this distribution model, the distributors and specialty pharmacies generally take physical delivery of product and generally sell the product directly to healthcare providers. For the six months ended June 30, 2016 and 2015, we recorded 58% and 69%, respectively, of our total gross product revenue from sales to a single distributor, Besse Medical, a subsidiary of AmerisourceBergen Corporation. We expect this significant customer concentration to continue for the foreseeable future. Our ability to generate and grow sales of EYLEA will depend, in part, on the extent to which our distributors and specialty pharmacies are able to provide adequate distribution of EYLEA to healthcare providers. Although we believe we can find additional distributors, if necessary, our revenue during any period of disruption could suffer and we might incur additional costs. In addition, these customers are responsible for a significant portion of our net trade accounts receivable balances. The loss of any large customer, a significant reduction in sales we make to them, any cancellation of orders they have made with us, or any failure to pay for the products we have shipped to them could adversely affect our results of operations.
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
As part of the PPACA, the federal government requires that pharmaceutical manufacturers record any "transfers of value" made to U.S. prescribers and certain other healthcare providers and teaching hospitals. Information provided by companies is aggregated and posted annually on an "Open Payments" website, which is managed by CMS, the agency responsible for implementing these disclosure requirements. We will need to continue to dedicate significant resources to comply with these requirements and to be prepared to comply with additional reporting obligations outside of the United States that may apply in the future. The PPACA also includes various provisions designed to strengthen fraud and abuse enforcement, such as increased funding for enforcement efforts and the lowering of the intent requirement of the federal anti-kickback statute and criminal health care fraud statute such that a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, several states have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs, file periodic reports with the state or make periodic public disclosures on sales, marketing, pricing, clinical trials, and other activities. Many of these requirements and standards are new or uncertain, and the penalties for failure to comply with these requirements may be unclear. If we are found not to be in full compliance with these laws, we could face enforcement actions, fines, and other penalties, and could receive adverse publicity, which would harm our business, prospects, operating results, and financial condition. Additionally, access to such data by fraud-and-abuse investigators and industry critics may draw scrutiny to our collaborations with reported entities.
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
For example, on June 23, 2016, the United Kingdom held a referendum in which voters approved an exit from the EU, commonly referred to as "Brexit." As a result of the referendum, it is expected that the British government will begin negotiating the terms of the United Kingdom's future relationship with the EU. We do not know to what extent Brexit will impact the business and regulatory environment in the United Kingdom, the rest of the EU, or other countries. Changes impacting our ability to conduct business in the United Kingdom or other EU countries, or changes to the regulatory regime applicable to our operations in those countries (such as with respect to the approval of our product candidates), may materially and adversely impact our business, prospects, operating results, and financial condition.
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
As of June 30, 2016, we had $646.5 million in cash and cash equivalents and $988.5 million in marketable securities (including $70.7 million in equity securities). Our investments consist primarily of fixed-income securities, including investment-grade corporate bonds. These fixed-income investments are subject to external factors that may adversely affect their market value or liquidity, such as interest rate, liquidity, market, and issuer credit risks, including actual or anticipated changes in credit ratings. The equity securities we hold may experience significant volatility and may decline in value or become worthless if the issuer experiences an adverse development. Furthermore, our equity investments could be subject to dilution (and decline in value) as a result of the issuance of additional equity interests. If any of our investments suffer market price declines that are other than temporary, their value could be impaired, which may have an adverse effect on our financial condition and operating results.
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
A small number of our shareholders beneficially own a substantial amount of our Common Stock. As of June 30, 2016, our five largest shareholders plus Dr. Schleifer, our Chief Executive Officer, beneficially owned approximately 50.3% of our outstanding shares of Common Stock, assuming, in the case of our Chief Executive Officer, the conversion of his Class A Stock into Common Stock and the exercise of all options held by him which are exercisable within 60 days of June 30, 2016. As of June 30, 2016, Sanofi beneficially owned 23,418,396 shares of our Common Stock, representing approximately 22.7% of the shares of Common Stock then outstanding. Under our January 2014 amended and restated investor agreement with Sanofi, Sanofi has three demand rights to require us to use all reasonable efforts to conduct a registered underwritten offering with respect to shares of our Common Stock held by Sanofi from time to time; however, shares of our Common Stock held by Sanofi from time to time may not be sold until the later of (i) December 20, 2020 and (ii) the expiration of our Antibody Discovery Agreement with Sanofi relating to our Antibody Collaboration (as amended) if the agreement is extended beyond December 20, 2020. These restrictions on dispositions are subject to earlier termination upon the occurrence of certain events, such as the consummation of a change-of-control transaction involving us or a dissolution or liquidation of our company. In February 2013, we received from Sanofi a notification under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 that it intends to acquire additional Common Stock through open market purchases and direct purchases from shareholders. In December 2015, Sanofi disclosed in an amendment to its Schedule 13D filed with the SEC its intention to purchase (subject to market conditions, including the price and availability of shares of our Common Stock, and legal and regulatory requirements) additional shares of our Common Stock to maintain and opportunistically increase its beneficial ownership on a percentage basis up to the maximum allowed under the "standstill" provisions of our amended and restated investor agreement with Sanofi, or 30% of our Class A Stock and Common Stock (taken together). If Sanofi, our other significant shareholders, or we sell substantial amounts of our Common Stock in the public market, or there is a perception that such sales may occur, the market price of our Common Stock could fall. Sales of Common Stock by our significant shareholders, including Sanofi, also might make it more difficult for us to raise funds by selling equity or equity-related securities in the future at a time and price that we deem appropriate.
Our existing shareholders may be able to exert significant influence over matters requiring shareholder approval and over our management.
Holders of Class A Stock, who are generally the shareholders who purchased their stock from us before our initial public offering, are entitled to ten votes per share, while holders of Common Stock are entitled to one vote per share. As of June 30, 2016, holders of Class A Stock held 15.6% of the combined voting power of all shares of Common Stock and Class A Stock then outstanding. These shareholders, if acting together, would be in a position to significantly influence the election of our directors and the vote on certain corporate transactions that require majority or supermajority approval of the combined classes, including mergers and other business combinations. This may result in our taking corporate actions that other shareholders may not consider to be in their best interest and may affect the price of our Common Stock. As of June 30, 2016:

•
our current executive officers and directors beneficially owned 10.3% of our outstanding shares of Common Stock, assuming conversion of their Class A Stock into Common Stock and the exercise of all options held by such persons which are exercisable within 60 days of June 30, 2016, and 21.7% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by such persons which are exercisable within 60 days of June 30, 2016; and

•
our five largest shareholders plus Dr. Schleifer, our Chief Executive Officer, beneficially owned approximately 50.3% of our outstanding shares of Common Stock, assuming, in the case of our Chief Executive Officer, the conversion of his Class A Stock into Common Stock and the exercise of all options held by him which are exercisable within 60 days of June 30, 2016. In addition, these five shareholders plus our Chief Executive Officer held approximately 55.7% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by our Chief Executive Officer which are exercisable within 60 days of June 30, 2016.

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
The warrant transactions we entered into in connection with our convertible senior notes issuance may affect the trading price of our Common Stock.
In connection with the issuance of our 1.875% convertible senior notes due October 1, 2016, or the Notes, we entered into warrant transactions with four financial institutions, or the warrant counterparties. The warrant transactions could have a dilutive effect from the issuance of Common Stock pursuant to the warrants. As of June 30, 2016, 1,345,027 warrants (subject to adjustment from time to time as provided in the applicable warrant agreements) remained outstanding.
In connection with hedging these transactions, the warrant counterparties and/or their affiliates may have entered into various derivative transactions with respect to our Common Stock, and may enter into, or may unwind, various derivative transactions and/or purchase or sell our Common Stock or other securities of ours in secondary market transactions. These activities could have the effect of increasing or preventing a decline in, or could have a negative effect on, the value of our Common Stock.
The anti-takeover effects of provisions of our charter, by-laws, and of New York corporate law, as well as the contractual provisions in our investor and collaboration agreements and certain provisions of our compensation plans and agreements and the warrant transactions we entered into in connection with the issuance of our Notes, could deter, delay, or prevent an acquisition or other "change in control" of us and could adversely affect the price of our Common Stock.
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
In addition, upon the occurrence of certain extraordinary events, including certain mergers involving us, the warrant transactions we entered into in connection with the issuance of our Notes may be terminated, and the amounts we may be required to pay upon such termination could be significant. This may result in the acquisition of us being on terms less favorable to our shareholders than would otherwise be the case.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In the second quarter of 2016, we settled the conversion of $10.9 million principal amount of our 1.875% convertible senior notes through the payment of $10.9 million in cash (equal to the principal amount of the converted Notes) and issuance of 102,048 shares of our Common Stock to the holders of the Notes surrendered for conversion. We issued and sold the notes in October 2011 in a private placement in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. In connection with this conversion, we exercised a proportionate amount of our convertible note hedges, as a result of which we received from our hedge counterparties 102,040 shares of our Common Stock.

Issuer Purchases of Equity Securities
The following table reflects shares of Common Stock withheld by us for employees to satisfy their tax withholding obligations arising upon the vesting of restricted equity awards granted under the Regeneron Pharmaceuticals, Inc. Second Amended and Restated 2000 Long-Term Incentive Plan or the Regeneron Pharmaceuticals, Inc. 2014 Long-Term Incentive Plan in the second quarter of 2016.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

6/1/2016-6/30/2016	32	$371.14	—	—

ITEM 6. EXHIBITS
(a)     Exhibits

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
101	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Document
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGENERON PHARMACEUTICALS, INC.

Date:	August 4, 2016	By:	/s/ Robert E. Landry

Robert E. Landry
Senior Vice President, Finance and
Chief Financial Officer
(Duly Authorized Officer)