Form 10-Q
period 2016-09-30
REGENERON PHARMACEUTICALS INC
filed 2016-11-04
CIK 872589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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

Large accelerated filer	X		Accelerated filer
Non-accelerated filer		(Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Number of shares outstanding of each of the registrant’s classes of common stock as of October 20, 2016:

Class of Common Stock	Number of Shares
Class A Stock, $.001 par value	1,911,456
Common Stock, $.001 par value	103,558,843

REGENERON PHARMACEUTICALS, INC.
QUARTERLY REPORT ON FORM 10-Q

"ARCALYST®", "EYLEA®", "ZALTRAP®", "VelocImmune®", "VelociGene®", "VelociMouse®", "VelociMab®", and "VelociSuite®" are trademarks of Regeneron Pharmaceuticals, Inc. Trademarks and trade names of other companies appearing in this report are, to the knowledge of Regeneron Pharmaceuticals, Inc., the property of their respective owners.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except share data)

	September 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$920,359	$809,102
Marketable securities	488,032	236,121
Accounts receivable - trade, net	1,332,071	1,152,489
Accounts receivable from Sanofi	124,107	153,152
Accounts receivable from Bayer	187,694	162,152
Inventories	345,620	238,578
Prepaid expenses and other current assets	103,806	163,501
Total current assets	3,501,689	2,915,095

Marketable securities	777,906	632,162
Property, plant, and equipment, net	1,872,167	1,594,120
Deferred tax assets	655,552	461,945
Other assets	20,705	5,810
Total assets	$6,828,019	$5,609,132

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$714,916	$644,112
Deferred revenue from Sanofi, current portion	105,041	101,573
Deferred revenue - other, current portion	137,642	51,914
Other current liabilities	3,586	13,563
Total current liabilities	961,185	811,162

Deferred revenue from Sanofi	529,791	582,664
Deferred revenue - other	327,868	82,015
Facility lease obligations	382,228	362,919
Other long-term liabilities	135,700	115,535
Total liabilities	2,336,772	1,954,295

Stockholders' equity:
Preferred stock, $.01 par value; 30,000,000 shares authorized; issued and outstanding - none	—	—
Class A Stock, convertible, $.001 par value; 40,000,000 shares authorized; shares issued and outstanding - 1,911,456 in 2016 and 1,913,776 in 2015	2	2
Common Stock, $.001 par value; 320,000,000 shares authorized; shares issued - 107,311,675 in 2016 and 106,378,001 in 2015	107	106
Additional paid-in capital	3,314,982	3,099,526
Retained earnings	1,495,107	852,700
Accumulated other comprehensive (loss) income	(2,899)	8,572
Treasury stock, at cost; 3,761,628 shares in 2016 and 3,642,820 in 2015	(316,052)	(306,069)
Total stockholders' equity	4,491,247	3,654,837
Total liabilities and stockholders' equity	$6,828,019	$5,609,132

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Statements of Operations
Revenues:
Net product sales	$857,468	$737,562	$2,475,869	$1,939,954
Sanofi collaboration revenue	144,392	224,735	527,500	593,201
Bayer collaboration revenue	191,298	157,596	562,786	415,679
Other revenue	26,964	17,529	67,445	56,817
	1,220,122	1,137,422	3,633,600	3,005,651

Expenses:
Research and development	543,047	425,924	1,573,089	1,159,367
Selling, general, and administrative	270,045	209,993	851,760	543,572
Cost of goods sold	29,901	67,199	150,090	170,624
Cost of collaboration and contract manufacturing	14,327	41,884	74,923	111,254
	857,320	745,000	2,649,862	1,984,817

Income from operations	362,802	392,422	983,738	1,020,834

Other income (expense):
Investment income	3,301	2,140	8,351	3,973
Interest and other expense, net	(222)	(1,273)	(3,801)	(26,999)
	3,079	867	4,550	(23,026)

Income before income taxes	365,881	393,289	988,288	997,808

Income tax expense	(101,077)	(182,891)	(345,881)	(516,746)

Net income	$264,804	$210,398	$642,407	$481,062

Net income per share - basic	$2.53	$2.04	$6.14	$4.68
Net income per share - diluted	$2.27	$1.82	$5.51	$4.18

Weighted average shares outstanding - basic	104,833	103,348	104,586	102,825
Weighted average shares outstanding - diluted	116,466	115,944	116,567	115,144

Statements of Comprehensive Income
Net income	$264,804	$210,398	$642,407	$481,062
Other comprehensive income (loss):
Unrealized loss on marketable securities, net of tax	(8,103)	(11,432)	(11,471)	(44,530)
Comprehensive income	$256,701	$198,966	$630,936	$436,532

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$642,407	$481,062
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75,845	51,999
Non-cash compensation expense	405,320	300,657
Other non-cash charges and expenses, net	13,586	34,919
Deferred taxes	(190,327)	(65,975)
Changes in assets and liabilities:
Increase in Sanofi, Bayer, and trade accounts receivable	(176,079)	(462,943)
Increase in inventories	(99,706)	(66,254)
Decrease (increase) in prepaid expenses and other assets	34,857	(13,223)
Increase in deferred revenue	282,176	624,063
Increase in accounts payable, accrued expenses, and other liabilities	107,438	164,652
Total adjustments	453,110	567,895
Net cash provided by operating activities	1,095,517	1,048,957

Cash flows from investing activities:
Purchases of marketable securities	(606,153)	(550,142)
Sales or maturities of marketable securities	192,091	265,995
Capital expenditures	(361,486)	(500,154)
Net cash used in investing activities	(775,548)	(784,301)

Cash flows from financing activities:
Proceeds in connection with facility lease obligations	3,232	26,405
Repayments of convertible senior notes	(12,650)	(146,007)
Payments in connection with reduction of outstanding warrants	(242,117)	(523,487)
Proceeds from issuance of Common Stock	89,777	150,423
Payments in connection with Common Stock tendered for employee tax obligations	(46,954)	(71,673)
Excess tax benefit from stock-based compensation	—	305,551
Net cash used in financing activities	(208,712)	(258,788)

Net increase in cash and cash equivalents	111,257	5,868

Cash and cash equivalents at beginning of period	809,102	648,719

Cash and cash equivalents at end of period	$920,359	$654,587

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
2. Product Sales
EYLEA® net product sales in the United States totaled $853.6 million and $734.4 million for the three months ended September 30, 2016 and 2015, respectively, and $2,465.4 million and $1,930.0 million for the nine months ended September 30, 2016 and 2015, respectively. In addition, ARCALYST® net product sales totaled $3.9 million and $3.2 million for the three months ended September 30, 2016 and 2015, respectively, and $10.5 million and $9.9 million for the nine months ended September 30, 2016 and 2015, respectively.
Revenue from product sales is recorded net of applicable provisions for rebates and chargebacks, distribution-related fees, and other sales-related deductions. The following table summarizes the provisions, and credits/payments, for these sales-related deductions during the nine months ended September 30, 2016 and 2015.

	Rebates & Chargebacks	Distribution- Related Fees	Other Sales- Related Deductions	Total
Balance as of December 31, 2015	$6,419	$48,313	$517	$55,249
Provision related to current period sales	63,510	113,755	22,812	200,077
Credits/payments	(62,503)	(135,483)	(19,587)	(217,573)
Balance as of September 30, 2016	$7,426	$26,585	$3,742	$37,753

Balance as of December 31, 2014	$3,083	$21,166	$532	$24,781
Provision related to current period sales	41,290	88,049	6,024	135,363
Credits/payments	(38,011)	(71,007)	(6,052)	(115,070)
Balance as of September 30, 2015	$6,362	$38,208	$504	$45,074

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

3. Collaboration Agreements
a. Sanofi
The collaboration revenue the Company earned from Sanofi is detailed below:

	Three Months Ended September 30,
Sanofi Collaboration Revenue	2016	2015
Antibody:
Reimbursement of Regeneron research and development expenses	$131,389	$205,114
Reimbursement of Regeneron commercialization-related expenses	65,703	53,341
Regeneron's share of losses in connection with commercialization of antibodies	(112,001)	(74,865)
Other	3,075	2,561
Total Antibody	88,166	186,151
Immuno-oncology:
Reimbursement of Regeneron research and development expenses	36,226	18,584
Other	20,000	20,000
Total Immuno-oncology	56,226	38,584
	$144,392	$224,735

	Nine Months Ended September 30,
Sanofi Collaboration Revenue	2016	2015
Antibody:
Reimbursement of Regeneron research and development expenses	$469,223	$585,450
Reimbursement of Regeneron commercialization-related expenses	224,862	89,145
Regeneron's share of losses in connection with commercialization of antibodies	(333,530)	(143,583)
Other	9,094	7,683
Total Antibody	369,649	538,695
Immuno-oncology:
Reimbursement of Regeneron research and development expenses	97,851	18,584
Other	60,000	20,000
Total Immuno-oncology	157,851	38,584
ZALTRAP®:
Reimbursement of Regeneron research and development expenses	—	686
Other	—	15,236
Total ZALTRAP	—	15,922
	$527,500	$593,201

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

Antibodies
In November 2007, the Company entered into a global, strategic collaboration with Sanofi to discover, develop, and commercialize fully human monoclonal antibodies (the "Antibody Collaboration"). The Antibody Collaboration is governed by the companies' Discovery and Preclinical Development Agreement ("Antibody Discovery Agreement") and a License and Collaboration Agreement (each as amended). Pursuant to the Antibody Discovery Agreement, Sanofi is obligated to fund up to $130.0 million of the Company's research activities in 2016. Under the License and Collaboration Agreement, agreed-upon worldwide development expenses incurred by both companies are funded by Sanofi, except that following receipt of the first positive Phase 3 trial results for a co-developed drug candidate, subsequent Phase 3 trial-related costs for that drug candidate ("Shared Phase 3 Trial Costs") are shared 80% by Sanofi and 20% by Regeneron. During the three months ended September 30, 2016 and 2015, the Company recognized as additional research and development expense $27.9 million and $25.1 million, respectively, and during the nine months ended September 30, 2016 and 2015, the Company recognized as additional research and development expense $80.2 million and $72.6 million, respectively, of antibody development expenses that the Company was obligated to reimburse to Sanofi related to Praluent®, sarilumab, and, commencing in the first quarter of 2016, Dupixent® (dupilumab).
Reimbursement of Regeneron commercialization-related expenses represents reimbursement of internal and external costs in connection with preparing to commercialize or commercializing, as applicable, Praluent, sarilumab, and, effective in the first quarter of 2016, Dupixent.
During the nine months ended September 30, 2015, the Company and Sanofi shared commercialization expenses, including those incurred by Sanofi, related to Praluent and sarilumab in accordance with the companies’ License and Collaboration Agreement. In July 2015, the U.S. Food and Drug Administration ("FDA") approved Praluent in the United States and in September 2015, the European Commission granted marketing authorization of Praluent. Therefore, commencing in the third quarter of 2015, the Company also recorded within Sanofi collaboration revenue its share of the Antibody Collaboration's losses in connection with commercialization of Praluent. In addition, effective in the first quarter of 2016, the Company and Sanofi also began sharing pre-launch commercialization expenses related to Dupixent. As such, during the three and nine months ended September 30, 2016, the Company recorded its share of losses in connection with preparing to commercialize or commercializing, as applicable, Praluent, sarilumab, and Dupixent within Sanofi collaboration revenue.
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
As a result of entering into the Amended ZALTRAP Agreement, in the first quarter of 2015, the Company recognized $14.9 million of collaboration revenue, which was previously recorded as deferred revenue under the ZALTRAP Collaboration Agreement, related to (i) amounts that were previously reimbursed by Sanofi for manufacturing commercial supplies of ZALTRAP since the risk of inventory loss no longer existed, and (ii) the unamortized portion of up-front payments from Sanofi as the Company had no further performance obligations. In addition, during the three months ended September 30, 2016 and 2015, the Company

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

recorded $6.7 million and $9.0 million, respectively, and during the nine months ended September 30, 2016 and 2015, the Company recorded $21.3 million and $32.0 million, respectively, in other revenue primarily related to a percentage of net sales of ZALTRAP and manufacturing ZALTRAP commercial supplies for Sanofi.
b. Bayer
The collaboration revenue the Company earned from Bayer is detailed below:

	Three Months Ended September 30,
Bayer Collaboration Revenue	2016	2015
EYLEA:
Regeneron's net profit in connection with commercialization of EYLEA outside the United States	$170,854	$130,510
Cost-sharing of Regeneron EYLEA development expenses	2,219	1,827
Other	6,077	21,155
Total EYLEA	179,150	153,492
PDGFR-beta antibody:
Cost-sharing of rinucumab/aflibercept (REGN2176-3) development expenses	3,912	1,508
Other	2,603	2,596
Total PDGFR-beta	6,515	4,104
Ang2 antibody:
Cost-sharing of nesvacumab/aflibercept (REGN910-3) development expenses	3,521	—
Other	2,112	—
Total Ang2	5,633	—
	$191,298	$157,596

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

	Nine Months Ended September 30,
Bayer Collaboration Revenue	2016	2015
EYLEA:
Regeneron's net profit in connection with commercialization of EYLEA outside the United States	$484,181	$326,567
Sales milestones	—	15,000
Cost-sharing of Regeneron EYLEA development expenses	7,186	6,948
Other	45,924	50,685
Total EYLEA	537,291	399,200
PDGFR-beta antibody:
Cost-sharing of rinucumab/aflibercept (REGN2176-3) development expenses	8,570	8,688
Other	7,836	7,791
Total PDGFR-beta antibody	16,406	16,479
Ang2 antibody:
Cost-sharing of nesvacumab/aflibercept (REGN910-3) development expenses	5,595	—
Other	3,494	—
Total Ang2 antibody	9,089	—
	$562,786	$415,679
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
d. Teva
In September 2016, the Company and Teva entered into a collaboration agreement (the "Teva Collaboration Agreement") to develop and commercialize fasinumab globally, excluding certain Asian countries that are subject to the Company's collaboration agreement with MTPC (as described above). In connection with the Teva Collaboration Agreement, Teva made a $250.0 million non-refundable up-front payment in September 2016. The Company will lead global development activities, and the parties will share equally, on an ongoing basis, development costs under a global development plan. In addition, the Company is entitled to receive up to an aggregate of $460.0 million in development milestones and up to an aggregate of $1,890.0 million in contingent payments upon achievement of specified annual net sales amounts. The Company is responsible for the manufacture and supply of fasinumab globally.
Within the United States, the Company will lead commercialization activities, and the parties will share equally in any profits and losses in connection with commercialization of fasinumab. In the territory outside the United States, Teva will lead commercialization activities and the Company will supply product to Teva at a tiered purchase price, which is calculated as a percentage of net sales of the product (subject to adjustment in certain circumstances). Unless terminated earlier in accordance with its provisions, the Teva Collaboration Agreement will continue to be in effect until such time as neither party is developing or commercializing fasinumab.
At the inception of the Teva Collaboration Agreement, the Company's significant deliverables consisted of (i) a license to certain rights and intellectual property, (ii) providing research and development services, and (iii) manufacturing clinical supplies. The Company concluded that the license did not have standalone value, primarily due to the fact that such rights were not sold separately by the Company, nor could Teva receive any benefit from the license without the fulfillment of the other ongoing obligations by the Company, including the clinical supply arrangement. Therefore, the deliverables were considered a single unit of accounting. Consequently, the $250.0 million up-front payment was initially recorded as deferred revenue, and will be recognized ratably as revenue over the related performance period.
e. Intellia Therapeutics
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
f. Adicet Bio
In July 2016, the Company entered into a license and collaboration agreement with Adicet Bio, Inc., a privately held company, to develop next-generation engineered immune-cell therapeutics with fully human chimeric antigen receptors ("CARs") and T-cell receptors ("TCRs") directed to disease-specific cell surface antigens in order to enable the precise engagement and killing of tumor cells. In connection with the execution of the agreement, the Company made a $25.0 million up-front payment to Adicet, which was recorded as research and development expense in the third quarter of 2016, and is obligated to provide Adicet with research funding over the course of a five-year research term.
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

	Three Months Ended September 30,
	2016	2015
Net income - basic	$264,804	$210,398
Effect of dilutive securities:
Convertible senior notes - interest expense related to contractual coupon interest rate and amortization of discount and note issuance costs	—	145
Net income - diluted	$264,804	$210,543

(Shares in thousands)
Weighted average shares - basic	104,833	103,348
Effect of dilutive securities:
Stock options	10,156	9,632
Restricted stock	479	481
Convertible senior notes	—	308
Warrants	998	2,175
Dilutive potential shares	11,633	12,596
Weighted average shares - diluted	116,466	115,944

Net income per share - basic	$2.53	$2.04
Net income per share - diluted	$2.27	$1.82

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

	Nine Months Ended September 30,
	2016	2015
Net income - basic	$642,407	$481,062
Effect of dilutive securities:
Convertible senior notes - interest expense related to contractual coupon interest rate and amortization of discount and note issuance costs	397	—
Net income - diluted	$642,804	$481,062

(Shares in thousands)
Weighted average shares - basic	104,586	102,825
Effect of dilutive securities:
Stock options	10,340	9,449
Restricted stock	474	475
Convertible senior notes	81	—
Warrants	1,086	2,395
Dilutive potential shares	11,981	12,319
Weighted average shares - diluted	116,567	115,144

Net income per share - basic	$6.14	$4.68
Net income per share - diluted	$5.51	$4.18
Shares which have been excluded from diluted per share amounts because their effect would have been antidilutive include the following:

	Three Months Ended September 30,
(Shares in thousands)	2016	2015
Stock options	7,687	594
Restricted stock	19	—
Convertible senior notes	3	—

	Nine Months Ended September 30,
(Shares in thousands)	2016	2015
Stock options	7,842	3,388
Restricted stock	19	—
Convertible senior notes	—	1,253

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

5. Marketable Securities
Marketable securities as of September 30, 2016 and December 31, 2015 consist of both debt securities of investment grade issuers as well as equity securities. The Company also held restricted marketable securities as of September 30, 2016, consisting of the Company's investment in shares of Intellia common stock (see Note 3), which are subject to customary transfer restrictions until November 2016 under a lock-up agreement with the underwriters of Intellia's IPO.
The following tables summarize the Company's investments in marketable securities:

	Amortized	Unrealized		Fair
As of September 30, 2016	Cost Basis	Gains	Losses	Value
Unrestricted
Corporate bonds	$966,235	$2,247	$(561)	$967,921
U.S. government and government agency obligations	115,917	219	(40)	116,096
Municipal bonds	10,205	21	(1)	10,225
Commercial paper	73,417	2	—	73,419
Certificates of deposit	36,056	—	—	36,056
Equity securities	17,005	8,624	(7,565)	18,064
	1,218,835	11,113	(8,167)	1,221,781
Restricted
Equity Securities	50,000	—	(5,843)	44,157
	$1,268,835	$11,113	$(14,010)	$1,265,938

As of December 31, 2015
Unrestricted
Corporate bonds	$770,092	$156	$(2,565)	$767,683
U.S. government and government agency obligations	51,402	—	(193)	51,209
Municipal bonds	17,930	5	(11)	17,924
Equity securities	17,005	14,462	—	31,467
	$856,429	$14,623	$(2,769)	$868,283
The Company classifies its debt security investments based on their contractual maturity dates. The debt securities listed as of September 30, 2016 mature at various dates through September 2021. The fair values of debt security investments by contractual maturity consist of the following:

	September 30, 2016	December 31, 2015
Maturities within one year	$443,875	$236,121
Maturities after one year through five years	759,842	600,695
	$1,203,717	$836,816

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

	Less than 12 Months		12 Months or Greater		Total
As of September 30, 2016	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Unrestricted
Corporate bonds	$354,112	$(475)	$52,787	$(86)	$406,899	$(561)
U.S. government and government agency obligations	29,200	(40)	—	—	29,200	(40)
Municipal bonds	1,529	(1)	—	—	1,529	(1)
Equity securities	7,435	(7,565)	—	—	7,435	(7,565)
	392,276	(8,081)	52,787	(86)	445,063	(8,167)
Restricted
Equity securities	44,157	(5,843)	—	—	44,157	(5,843)
	$436,433	$(13,924)	$52,787	$(86)	$489,220	$(14,010)

As of December 31, 2015
Corporate bonds	$668,199	$(2,473)	$23,749	$(92)	$691,948	$(2,565)
U.S. government and government agency obligations	51,215	(193)	—	—	51,215	(193)
Municipal bonds	11,917	(11)	—	—	11,917	(11)
	$731,331	$(2,677)	$23,749	$(92)	$755,080	$(2,769)
Realized gains and losses on sales of marketable securities were not material for the three and nine months ended September 30, 2016 and 2015.
Changes in the Company's accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2016 and 2015 related to unrealized gains and losses on available-for-sale marketable securities. For the three and nine months ended September 30, 2016 and 2015, amounts reclassified from accumulated other comprehensive income (loss) into investment income in the Company's Statements of Operations were related to realized gains and losses on sales of marketable securities.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

6. Fair Value Measurements
The Company's assets that are measured at fair value on a recurring basis consist of the following:

		Fair Value Measurements at Reporting Date Using
As of September 30, 2016	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Available-for-sale marketable securities:
Unrestricted
Corporate bonds	$967,921	—	$967,921
U.S. government and government agency obligations	116,096	—	116,096
Municipal bonds	10,225	—	10,225
Commercial paper	73,419	—	73,419
Certificates of deposit	36,056	—	36,056
Equity securities	18,064	$18,064	—
	1,221,781	18,064	1,203,717
Restricted
Equity securities	44,157	—	44,157
	$1,265,938	$18,064	$1,247,874

As of December 31, 2015
Available-for-sale marketable securities:
Unrestricted
Corporate bonds	$767,683	—	$767,683
U.S. government and government agency obligations	51,209	—	51,209
Municipal bonds	17,924	—	17,924
Equity securities	31,467	$31,467	—
	$868,283	$31,467	$836,816
Marketable securities included in Level 2 are valued using quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, or model-based valuations in which significant inputs used are observable. The Company considers market liquidity in determining the fair value for these securities. The Company did not record any charges for other-than-temporary impairment of its Level 2 marketable securities during the three and nine months ended September 30, 2016 and 2015.
There were no purchases, sales, or maturities of Level 3 marketable securities and no unrealized gains or losses related to Level 3 marketable securities for the three and nine months ended September 30, 2016 and 2015. During the nine months ended September 30, 2015, transfers of marketable securities from Level 2 to Level 1 were $91.4 million in connection with the lapse of the transfer restrictions on the Company's investment in Adverum Biotechnologies, Inc. (formerly Avalanche Biotechnologies, Inc.) common shares in January 2015. The Company's policy for recognition of transfers between levels of the fair value hierarchy is to recognize any transfer at the beginning of the fiscal quarter in which the determination to transfer was made. There were no other transfers of marketable securities between Levels 1, 2, or 3 classifications during the nine months ended September 30, 2016 and 2015. The

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

Company's investment in Intellia common stock was classified as a Level 2 marketable security as of September 30, 2016 (see Note 5).
As of September 30, 2016 and December 31, 2015, the Company had $0.2 million and $11.2 million, respectively, in aggregate principal amount of 1.875% convertible senior notes (the "Notes") outstanding that matured in October 2016 (see Note 9). The fair value of the outstanding Notes was estimated to be $72.8 million as of December 31, 2015, and was determined based on Level 2 inputs, such as market and observable sources. The fair value of the outstanding Notes as of September 30, 2016 was not material.
7. Inventories
Inventories consist of the following:

	September 30,	December 31,
	2016	2015
Raw materials	$89,675	$59,151
Work-in-process	164,062	132,068
Finished goods	16,980	11,197
Deferred costs	74,903	36,162
	$345,620	$238,578
Deferred costs represent the costs of product manufactured and shipped to the Company's collaborators for which recognition of revenue has been deferred. For the three months ended September 30, 2016 and 2015, cost of goods sold included inventory write-downs and reserves totaling $5.0 million and $1.8 million, respectively. For the nine months ended September 30, 2016 and 2015, cost of goods sold included inventory write-downs and reserves totaling $11.3 million and $9.9 million, respectively.
8. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

	September 30,	December 31,
	2016	2015
Accounts payable	$124,497	$140,962
Accrued payroll and related costs	139,722	133,223
Accrued clinical trial expense	82,269	88,297
Accrued sales-related charges, deductions, and royalties	129,485	195,986
Income taxes payable	155,485	—
Other accrued expenses and liabilities	83,458	85,644
	$714,916	$644,112
9. Debt
a. Convertible Debt
In the first nine months of 2016, the Company settled conversion obligations for $12.7 million principal amount of the Company's Notes that was previously surrendered for conversion. Consequently, in the first nine months of 2016, the Company paid $12.7 million in cash and issued 118,822 shares of Common Stock. In addition, the Company allocated $47.1 million of the settlement consideration provided to the Note holders to the reacquisition of the equity component of the Notes, and recognized such amount as a reduction of stockholder's equity. The loss on the debt extinguishment in connection with the Notes that were surrendered for

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

conversion during the first nine months of 2016 was not material. As a result of these Note conversions, in the first nine months of 2016, the Company also exercised a proportionate amount of its convertible note hedges, for which the Company received 118,808 shares of Common Stock, which was approximately equal to the number of shares the Company was required to issue to settle the non-cash portion of the related Note conversions. The Company recorded the cost of the shares received, or $10.0 million, as Treasury Stock during the first nine months of 2016.
The aggregate principal amount of Notes that remained outstanding as of September 30, 2016 was $0.2 million, which subsequently matured in October 2016.
In the first nine months of 2015, the Company settled conversion obligations for $146.0 million principal amount of the Company's Notes. Upon settlement of the Notes, the Company paid $146.0 million in cash and issued 1,419,287 shares of Common Stock. In addition, in the first nine months of 2015, the Company allocated $705.9 million of the settlement consideration provided to the Note holders to the reacquisition of the equity component of the Notes, and recognized such amount as a reduction of stockholder's equity. In addition, the Company recognized a $16.9 million loss during the first nine months of 2015 on the debt extinguishment. In connection with the Note conversions in the first nine months of 2015, the Company also exercised a proportionate amount of its convertible note hedges, for which the Company received 1,419,268 shares of Common Stock, which was approximately equal to the number of shares the Company was required to issue to settle the non-cash portion of the related Note conversions. The Company recorded the cost of the shares received, or $119.2 million, as Treasury Stock during the first nine months of 2015.
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
As of September 30, 2016, an aggregate of 1,345,027 warrants (subject to adjustment from time to time as provided in the applicable warrant agreements) remained outstanding.
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

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

In addition to the November 2014 warrant transaction described above, during the first nine months of 2015, the Company entered into agreements to reduce the number of warrants held by warrant holders. Pursuant to the agreements, the Company paid an aggregate amount of $399.5 million to the warrant holders during 2015 to reduce the number of shares of Common Stock issuable upon exercise of the warrant by 898,547 in the aggregate.
b. Credit Facility
In March 2015, the Company entered into an agreement with a syndicate of lenders which provides for a $750.0 million senior unsecured five-year revolving credit facility. As of September 30, 2016, the Company had no borrowings outstanding under the credit facility and was in compliance with all credit facility covenants.
10. Income Taxes
The Company is subject to U.S. federal, state, and foreign income taxes. The Company recorded an income tax provision in its Statement of Operations of $101.1 million and $182.9 million for the three months ended September 30, 2016 and 2015, respectively, and $345.9 million and $516.7 million for the nine months ended September 30, 2016 and 2015, respectively. The Company's effective tax rate was 27.6% and 46.5% for the three months ended September 30, 2016 and 2015, respectively, and 35.0% and 51.8% for the nine months ended September 30, 2016 and 2015, respectively. The Company's effective tax rate for the three and nine months ended September 30, 2016 was positively impacted, compared to the U.S. federal statutory rate, by the tax benefit associated with stock-based compensation (see Note 13), the domestic manufacturing deduction, and the federal tax credit for increased research activities, offset by the negative impact of losses incurred in foreign jurisdictions with rates lower than the U.S. federal statutory rate and the non-tax deductible Branded Prescription Drug Fee. The Company's effective tax rate for the three months ended September 30, 2016 was also positively impacted by changes to tax reserves.
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
The Company also recorded an income tax benefit in its Statement of Comprehensive Income of $1.7 million and $6.5 million for the three months ended September 30, 2016 and 2015, respectively, and $3.3 million and $25.4 million for the nine months ended September 30, 2016 and 2015, respectively, primarily related to unrealized losses on available-for-sale marketable securities.
11. Statement of Cash Flows
Supplemental disclosure of non-cash investing and financing activities
Included in accounts payable and accrued expenses as of September 30, 2016 and December 31, 2015 were $33.9 million and $50.7 million, respectively, of accrued capital expenditures. Included in accounts payable and accrued expenses as of September 30, 2015 and December 31, 2014 were $84.7 million and $56.2 million, respectively, of accrued capital expenditures.
Included in accounts payable and accrued expenses as of December 31, 2014 was $7.5 million for the Company's conversion settlement obligation related to the Company's Notes which were surrendered for conversion but not settled as of December 31, 2014. The amount of such liability was not material as of September 30, 2016, September 30, 2015, and December 31, 2015.
Included in accounts payable and accrued expenses as of December 31, 2014 was $59.8 million related to the Company's payment obligation for a reduction in the number of warrants based on a warrant holder closing out a portion of its hedge position. Additionally, included within other current liabilities as of December 31, 2014 was $87.5 million in connection with the estimated fair value of the remaining warrant liability. There were no such liabilities recorded in connection with warrants as of September 30, 2016, December 31, 2015, and September 30, 2015.
The Company recognized an additional facility lease obligation of $16.4 million and $27.0 million during the nine months ended September 30, 2016 and 2015, respectively, in connection with capitalizing, on the Company's books, the landlord's costs of constructing new facilities that the Company has leased.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

12. Legal Matters
From time to time, the Company is a party to legal proceedings in the course of the Company's business. Costs associated with the Company's involvement in legal proceedings are expensed as incurred.
Proceedings Relating to '287 Patent, '163 Patent, and '018 Patent
The Company is a party to patent infringement litigation initiated by the Company involving its European Patent No. 1,360,287 (the "'287 Patent"), its European Patent No. 2,264,163 (the "'163 Patent"), and its U.S. Patent No. 8,502,018 (the "'018 Patent"). Each of these patents concerns genetically altered mice capable of producing chimeric antibodies that are part human and part mouse. Chimeric antibody sequences can be used to produce high-affinity fully human monoclonal antibodies. In these proceedings, the Company claims infringement of several claims of the '287 Patent, the '163 Patent, and the '018 Patent (as applicable), and seeks, among other types of relief, an injunction and an account of profits in connection with the defendants' infringing acts, which may include, among other things, the making, use, keeping, sale, or offer for sale of genetically engineered mice (or certain cells from which they are derived) that infringe one or more claims of the '287 Patent, the '163 Patent, and the '018 Patent (as applicable). At this time, the Company is not able to predict the outcome of, or estimate possible gain or a range of possible loss, if any, related to, these proceedings.
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
Also on July 25, 2016, Amgen filed a lawsuit for infringement of the '124 Patent against Regeneron, Sanofi-Aventis Groupe S.A., Sanofi Winthrop Industrie S.A., and Sanofi-Aventis Deutschland GmbH in the Regional Court of Düsseldorf, Germany, seeking an injunction, an accounting of marketing activities, a recall of Praluent and its removal from distribution channels, and damages.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

On September 26, 2016, Amgen filed a lawsuit for infringement of the '124 Patent in the Tribunal de grande instance in Paris, France against Regeneron, Sanofi-Aventis Groupe S.A., and Sanofi Winthrop Industrie. Amgen is seeking the prohibition of allegedly infringing activities with a €10,000 penalty per drug unit of Praluent produced in violation of the court order sought by Amgen; an appointment of an expert for the assessment of damages; disclosure of technical (including supply-chain) and accounting information to the expert and the court; provisional damages of €10.0 million (which would be awarded on an interim basis pending final determination); reimbursement of costs; publication of the ruling in three newspapers; and provisional enforcement of the decision to be issued, which would ensure enforcement of the decision (including any provisional damages) pending appeal. Amgen is not seeking a preliminary injunction in this proceeding at this time.
At this time, the Company is not able to predict the outcome of, or estimate a range of possible loss, if any, related to these proceedings.
Proceedings Relating to Patents Owned by Genentech and City of Hope
On July 27, 2015, the Company and Sanofi-Aventis U.S. LLC filed a complaint in the United States District Court for the Central District of California (Western Division) seeking a declaratory judgment of invalidity, as well as non-infringement by the manufacture, use, sale, offer of sale, or importation of Praluent (alirocumab), of U.S. Patent No. 7,923,221 (the "'221 Patent") jointly owned by Genentech, Inc. ("Genentech") and City of Hope relating to the production of recombinant antibodies by host cells. On the same day, the Company and Sanofi-Aventis U.S. LLC ("Sanofi-Aventis") initiated an inter partes review in the United States Patent and Trademark Office ("USPTO") seeking a declaration of invalidity of certain claims of U.S. Patent No. 6,331,415 (the "'415 Patent" and, together, with the "221 Patent", the "Cabilly Patents") jointly owned by Genentech and City of Hope relating to the production of recombinant antibodies by host cells. On February 5, 2016, the USPTO instituted an inter partes review of the validity of most of the patent claims of the '415 Patent for which review had been requested. On September 17, 2015, Genentech and City of Hope answered the complaint previously filed by the Company and Sanofi concerning the '221 Patent in the District Court and counterclaimed, alleging that the Company and Sanofi infringe the '221 Patent and seeking, among other types of relief, damages and a permanent injunction. On August 18, 2016, Regeneron and Sanofi-Aventis entered into a License and Settlement Agreement with Genentech and City of Hope that resolved all outstanding issues concerning the Cabilly Patents in the above-referenced litigation and inter partes review proceeding, resulting in a joint stipulation of dismissal being entered in the court and the USPTO. Under the agreement, Regeneron has been granted a license to the Cabilly Patents to make, use, and sell Praluent and all other antibody products under development at the time of the settlement.
Proceedings Relating to Shareholder Derivative Claims
On December 30, 2015, an alleged shareholder filed a shareholder derivative complaint in the New York Supreme Court, naming the current and certain former non-employee members of the Company's board of directors, the Chairman of the board of directors, the Company's Chief Executive Officer, and the Company's Chief Scientific Officer as defendants and Regeneron as a nominal defendant. The complaint asserts that the individual defendants breached their fiduciary duties and were unjustly enriched when they approved and/or received allegedly excessive compensation in 2013 and 2014. The complaint seeks damages in favor of the Company for the alleged breaches of fiduciary duties and unjust enrichment; changes to Regeneron's corporate governance and internal procedures; invalidation of the 2014 Incentive Plan with respect to the individual defendants' compensation and a shareholder vote regarding the individual defendants' equity compensation; equitable relief, including an equitable accounting with disgorgement; and award of the costs of the action, including attorneys' fees. On March 2, 2016, the defendants filed a motion to dismiss the shareholder derivative complaint. On August 16, 2016, the court heard oral argument on defendants' motion to dismiss.
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
At this time, the Company is not able to predict the outcome of, or estimate a range of possible loss, if any, relating to these matters.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Unless otherwise noted, dollars in thousands, except per share data)

13. Recently Issued Accounting Standards
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2016-09 ("ASU 2016-09"), Compensation - Stock Compensation, Improvements to Employee Share-Based Payment Accounting, which the Company elected to early adopt during the second quarter of 2016. ASU 2016-09 requires an entity to recognize all excess tax benefits and tax deficiencies in connection with stock-based compensation as income tax expense or benefit in the income statement (previously, excess tax benefits were recognized in additional paid-in capital). This aspect of ASU 2016-09 was adopted prospectively, and accordingly, the Company recorded excess tax benefits of $8.6 million and $64.1 million, respectively, within income tax expense for the three and nine months ended September 30, 2016, respectively. Included within income tax expense for the nine months ended September 30, 2016 is $15.6 million of excess tax benefits, which was previously recorded to additional paid-in capital during the first quarter of 2016. The amendments also require recognition of excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Furthermore, the amendments require that excess tax benefits be classified as an operating activity in the statement of cash flows (such amounts were previously included as a financing activity in the statement of cash flows); the Company also adopted this provision of ASU 2016-09 prospectively.
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
The discussion below contains forward-looking statements that involve risks and uncertainties relating to future events and the future performance of Regeneron Pharmaceuticals, Inc. ("Regeneron," "Company," "we," "us," and "our"), and actual events or results may differ materially from these forward-looking statements. Words such as "anticipate," "expect," "intend," "plan," "believe," "seek," "estimate," variations of such words, and similar expressions are intended to identify such forward-looking statements, although not all forward-looking statements contain these identifying words. These statements concern, and these risks and uncertainties include, among others, the nature, timing, and possible success and therapeutic applications of our products, product candidates, and research and clinical programs now underway or planned, including without limitation EYLEA® (aflibercept) Injection, Praluent® (alirocumab) Injection, sarilumab, Dupixent® (dupilumab), fasinumab, and REGN2222; the likelihood and timing of achieving any of our anticipated clinical development milestones; unforeseen safety issues resulting from the administration of products and product candidates in patients, including serious complications or side effects in connection with the use of our product candidates in clinical trials; the likelihood and timing of possible regulatory approval and commercial launch of our late-stage product candidates and new indications for marketed products, including without limitation EYLEA, Praluent, sarilumab, Dupixent, fasinumab, and REGN2222; ongoing regulatory obligations and oversight impacting our marketed products (such as EYLEA and Praluent), research and clinical programs, and business, including those relating to patient privacy; determinations by regulatory and administrative governmental authorities which may delay or restrict our ability to continue to develop or commercialize our products and product candidates; competing drugs and product candidates that may be superior to our products and product candidates; uncertainty of market acceptance and commercial success of our products and product candidates; our ability to manufacture and manage supply chains for multiple products and product candidates; coverage and reimbursement determinations by third-party payers, including Medicare and Medicaid; unanticipated expenses; the costs of developing, producing, and selling products; our ability to meet any of our sales or other financial projections or guidance, including without limitation capital expenditures, and changes to the assumptions underlying those projections or guidance; the potential for any license or collaboration agreement, including our agreements with Sanofi and Bayer HealthCare LLC (or their respective affiliated companies, as applicable), to be cancelled or terminated without any further product success; and risks associated with intellectual property of other parties and pending or future litigation relating thereto. These statements are made based on management's current beliefs and judgment, and the reader is cautioned not to rely on any such statements. In evaluating such statements, shareholders and potential investors should specifically consider the various factors identified under Part II, Item 1A. "Risk Factors," which could cause actual events and results to differ materially from those indicated by such forward-looking statements. We do not undertake any obligation to update publicly any forward-looking statement, whether as a result of new information, future events, or otherwise.
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
Our total revenues were $1,220.1 million in the third quarter and $3,633.6 million in the first nine months of 2016, compared to $1,137.4 million in the third quarter and $3,005.7 million in the first nine months of 2015. Our net income was $264.8 million, or $2.27 per diluted share, in the third quarter and $642.4 million, or $5.51 per diluted share, in the first nine months of 2016, compared to net income of $210.4 million, or $1.82 per diluted share, in the third quarter and $481.1 million, or $4.18 per diluted share, in the first nine months of 2015. Refer to the "Results of Operations" section below for further details of our financial results.
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

Trap-based Clinical Program
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
Dupixent (dupilumab/REGN668)
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

REGN3500
Antibody to an undisclosed target being developed for inflammatory diseases. Phase 1 study in healthy volunteers initiated in the third quarter of 2016.
Antibody-based Clinical Program in Collaboration with Bayer
Rinucumab/aflibercept (REGN2176-3)**
Combination product comprised of an antibody to PDGFR-beta co-formulated with aflibercept for intravitreal injection for use in ophthalmology. The Phase 2 study in wet AMD did not meet its primary endpoint.

Nesvacumab/aflibercept (REGN910-3)**
Combination product comprised of an antibody to Ang2 co-formulated with aflibercept for intravitreal injection for use in ophthalmology. Phase 2 studies for the treatment of wet AMD and DME initiated in the first quarter of 2016. Fast track designation received from the FDA for the treatment of patients with wet AMD, DME, and diabetic retinopathy.

Antibody-based Clinical Program in Collaboration with Teva and Mitsubishi Tanabe Pharma
Fasinumab (REGN475)*
Antibody to Nerve Growth Factor (NGF). Phase 3 long-term safety and efficacy study in patients with osteoarthritis of knee and hip initiated in the first quarter of 2016. Phase 2b study for chronic low back pain initiated in the first quarter of 2016, and placed on clinical hold by the FDA in October 2016.

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

REGN3470-3471-3479*
Antibody to Ebola virus. Phase 1 study in healthy volunteers initiated in the second quarter of 2016. Also in the second quarter of 2016, the FDA granted orphan-drug designation for the treatment of Ebola virus infection.

REGN2477*
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

Marketed Products
EYLEA (aflibercept) Injection
We commenced sales of EYLEA in the United States for the treatment of wet AMD in 2011, macular edema following CRVO in 2012, and DME and macular edema following RVO in 2014. In addition, in the first quarter of 2015, the FDA approved EYLEA for the treatment of diabetic retinopathy in patients with DME. Outside the United States, Bayer commenced sales of EYLEA for the treatment of wet AMD in 2012, macular edema secondary to CRVO in 2013, and visual impairment due to DME and mCNV (in Japan) in 2014. In 2015, the European Commission and the Japanese Ministry of Health, Labour and Welfare (MHLW) approved EYLEA for the treatment of macular edema following RVO, which includes macular edema following BRVO. In addition, the European Commission approved EYLEA for the treatment of visual impairment due to mCNV in 2015. Bayer has additional regulatory applications for EYLEA for various indications pending in other countries, including EYLEA for the treatment of wet AMD in China.
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
Net product sales of EYLEA in the United States were $853.6 million in the third quarter and $2,465.4 million in the first nine months of 2016, compared to $734.4 million in the third quarter and $1,930.0 million in the first nine months of 2015. Bayer records net product sales of EYLEA outside the United States, which were $470.8 million in the third quarter and $1,375.9 million in the first nine months of 2016, compared to $371.1 million in the third quarter and $1,000.7 million in the first nine months of 2015.
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
Under our antibody collaboration agreement, Sanofi records product sales and cost of sales for commercialized products, and Regeneron has the right to co-promote such products. We have exercised our option to co-promote Praluent in the United States and thus far have not exercised our option to co-promote Praluent outside the United States. We and Sanofi share profits and losses from sales of Praluent. Net product sales of Praluent in the United States were $31.6 million in the third quarter and $61.9 million in the first nine months of 2016, and net product sales of Praluent outside of the United States were $6.6 million in the third quarter and $13.8 million in the first nine months of 2016. Net product sales of Praluent were $4.0 million in both the third quarter and first nine months of 2015.
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
Net product sales of ARCALYST were $3.9 million in the third quarter and $10.5 million in the first nine months of 2016, compared to $3.2 million in the third quarter and $9.9 million in the first nine months of 2015.

Clinical Programs - Ophthalmologic Diseases
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
Combination Product with Rinucumab
In September 2016, we announced top-line results from the Phase 2 CAPELLA study evaluating aflibercept co-formulated with rinucumab in patients with wet AMD. These data showed that at 12 weeks, the combination therapy did not add to the improvement in best corrected visual acuity (BCVA) that was demonstrated with intravitreal aflibercept injection monotherapy, the primary endpoint of the study. At 12 weeks, patients in both combination aflibercept/rinucumab groups showed a 5.8 letter improvement in BCVA. Patients treated with aflibercept alone showed a 7.5 letter improvement in BCVA. Results in the EYLEA monotherapy arm of this study were consistent with the efficacy and safety seen in Phase 3 pivotal studies of EYLEA in wet AMD. The efficacy results in the CAPELLA trial were consistent across all choroidal neovascularization subtypes. Adding rinucumab to aflibercept showed no benefit on anatomic endpoints including reduction in retinal thickness or in resolution of subretinal hyper-reflective material. Ocular adverse events at 12 weeks were more common in the combination treatment groups (23.5% and 20%) compared to aflibercept alone (16%), primarily driven by an increase in conjunctival hemorrhage, eye irritation, and eye pain.
The 52-week portion of the Phase 2 CAPELLA study is currently ongoing.
Combination Product with Nesvacumab
In the first quarter of 2016, two Phase 2 studies, RUBY (for the treatment of DME) and ONYX (for the treatment of wet AMD), were initiated. Both studies are investigating nesvacumab, an antibody to Ang2 co-formulated with aflibercept, as a single, intravitreal injection.

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
In the third quarter of 2016, we and Sanofi announced, and presented at the ESC Congress 2016, additional positive detailed results from the Phase 3 ODYSSEY ESCAPE trial. The trial demonstrated that adding Praluent to existing therapy reduced LDL cholesterol by approximately 50% from baseline (compared to 2% increase for placebo). Other key results from ODYSSEY ESCAPE, which were also published in the European Heart Journal, included:

•	Ninety-three percent of patients treated with Praluent experienced at least a 50% reduction in their apheresis procedures (p<0.0001).

•	Throughout the trial, patients treated with Praluent experienced significant reductions in their LDL cholesterol starting at week 6 (55% greater reduction compared to placebo), and lasting until the trial ended, at week 18 (46% greater reduction compared to placebo) (p<0.0001).

•
A similar proportion of patients experienced adverse events (AEs) in both the Praluent and placebo groups (76% in both groups). The most common AEs (occurring in at least 5% of the Praluent group) were fatigue (15% Praluent; 10% placebo), nasopharyngitis (10% Praluent; 10% placebo), diarrhea (10% Praluent; 0% placebo), myalgia (10% Praluent; 5% placebo), upper respiratory infection (7% Praluent; 19% placebo), headache (7% Praluent; 5% placebo), arthralgia (7% Praluent; 10% placebo), and back pain (5% Praluent; 10% placebo).

In the first quarter of 2016, an independent Data Monitoring Committee (DMC) of the ODYSSEY OUTCOMES study completed the first interim analysis. In accordance with the protocol, the DMC performed a futility assessment. The DMC recommended the study continue with no changes. Regeneron remains blinded to the actual results of this analysis. An independent DMC will conduct a second interim analysis for futility and overwhelming efficacy (hazard ratio <0.802 corresponding to p<0.0001) for the primary endpoint with consistency across subgroups and regions, positive trends for secondary end points including all-cause mortality, and no excess non cardiovascular mortality. This second interim analysis is expected by the end of November 2016.
In the second quarter of 2016, the FDA accepted for review a supplemental BLA for a monthly dosing regimen of Praluent, with a target action date of January 24, 2017. In addition, a regulatory application for a monthly dosing regimen of Praluent was filed in the EU.
In the fourth quarter of 2016, as a post-marketing commitment to the FDA, a Phase 4 randomized, placebo-controlled, long-term trial that prospectively evaluates the effect of Praluent on neurocognitive function was initiated.
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
In March 2016, we and Sanofi announced positive top-line data from the Phase 3 SARIL-RA-MONARCH study that demonstrated superiority of sarilumab vs. adalimumab (marketed by AbbVie Inc. as HUMIRA®) in improving signs and symptoms of RA at 24 weeks in patients with active rheumatoid arthritis. The primary endpoint was change from baseline in DAS28-ESR at 24 weeks, which demonstrated a statistically significant difference in favor of sarilumab (-3.25 for sarilumab compared to -2.22 for adalimumab, p<0.0001). The study also met clinically important secondary endpoints including improvements in signs and symptoms of RA as measured by patients achieving a 20% improvement in the American College of Rheumatology (ACR) criteria (72% for sarilumab vs. 58% for adalimumab, p<0.01). Additional positive secondary endpoints included ACR50 and ACR70 response, and improvement in physical function, as measured by the Health Assessment Questionnaire - Disability Index (HAQ-DI) as compared to adalimumab (p<0.01 for all of these measures). DAS28-ESR is a measure of disease activity in RA, which includes the evaluation of 28 joints in the body for tenderness and swelling, a general health assessment, and ESR, a laboratory measure for inflammation. The incidence of AEs (64% for both groups), serious AEs (5% for sarilumab vs. 7% for adalimumab), infections (29% for sarilumab vs. 28% for adalimumab), and serious infections (1% for both groups) were generally similar between groups. Neutropenia, which was not associated with infections, was more common with sarilumab (14% for sarilumab vs. 1% for adalimumab), as has been seen in previous studies with IL-6 inhibitors. Injection site erythema (8% sarilumab vs. 3% adalimumab) was also more common with sarilumab.

A BLA for U.S. regulatory approval of sarilumab was accepted for review by the FDA in December 2015, and the target date for an FDA decision on the BLA was October 30, 2016. However, on October 28, 2016, we and Sanofi announced that the FDA issued a Complete Response Letter (CRL) regarding the BLA for sarilumab. The CRL refers to certain deficiencies identified during a routine good manufacturing practice inspection of the Sanofi facility in Le Trait, France where sarilumab is filled and finished, one of the last steps in the manufacturing process. Satisfactory resolution of these deficiencies is required before the BLA can be approved. Sanofi submitted a comprehensive corrective action plan to the FDA, is implementing the corrective actions, and is working closely with the FDA towards a timely resolution. The CRL does not identify any concerns relating to the safety or efficacy of sarilumab. The sarilumab active pharmaceutical ingredient is manufactured by Regeneron at its Rensselaer, New York facility. The FDA has completed a pre-approval inspection of Regeneron’s sarilumab manufacturing facility; no Form 483 was issued in connection with the pre-approval inspection of Regeneron’s facility, which is the form used if the FDA investigators have observed any conditions that in their judgement may constitute a violation of the Food, Drug, and Cosmetic Act and related acts.
In July 2016, the European Medicines Agency (EMA) accepted for review the Marketing Authorization Application (MAA) for sarilumab. In addition, in October 2016, an application for marketing approval for sarilumab was submitted in Japan.
Non-infectious Uveitis
Phase 2 SARIL-NIU-SATURN Study. SARIL-NIU-SATURN was a small Phase 2, randomized double-masked, placebo-controlled study (n=58) conducted to assess the effect of sarilumab on non-infectious uveitis of the posterior ocular segment. We reported results of this study at the pre-specified primary endpoint (week 16) during 2015. Top-line 52-week data were presented at the American Academy of Ophthalmology conference in October 2016.
Polyarticular Juvenile Idiopathic Arthritis (pJIA)
Phase 2 pJIA Study. A Phase 2 study of sarilumab in pJIA was initiated in the third quarter of 2016 and is currently enrolling patients.
Dupixent (dupilumab/REGN668; IL-4R Antibody) for allergic and inflammatory conditions
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
In 2014, the FDA granted Breakthrough Therapy designation to Dupixent for the treatment of adults with moderate-to-severe atopic dermatitis who are not adequately controlled with topical prescription therapy and/or for whom these treatments are not appropriate. This designation is based on positive results from Phase 1 and 2 clinical trials, the determination that atopic dermatitis is a serious disease, and preliminary clinical evidence that indicates that the drug may demonstrate substantial improvement over existing therapies. The FDA has accepted for priority review the BLA for Dupixent for the treatment of adult patients with inadequately controlled moderate-to-severe atopic dermatitis. The target date for an FDA decision on the BLA is March 29, 2017.
In 2015, the United Kingdom (UK) Medicines & Healthcare products Regulatory Agency (MHRA) granted Promising Innovative Medicine (PIM) Designation to Dupixent in the short-term treatment of adult patients with severe atopic dermatitis who have responded inadequately to all available topical prescription treatments and/or systemic ciclosporin, or who are intolerant of or ineligible for such treatments. A PIM Designation is an early indication that a medicinal product is a promising candidate for the Early Access to Medicines Scheme (EAMS), in the treatment, diagnosis, or prevention of life-threatening or seriously debilitating conditions with unmet need. PIM Designation is the first step in a 2-step EAMS process that allows patients to be treated with Dupixent in advance of formal regulatory approval.
In April 2016, we and Sanofi announced positive top-line data from the Phase 3 LIBERTY AD SOLO 1 and SOLO 2 studies. These studies met their primary endpoints, and treatment with Dupixent as monotherapy significantly improved measures of overall disease severity, skin clearing, itching, quality of life, and mental health. A total of 1,379 adult patients with moderate-to-severe atopic dermatitis were enrolled in the identically-designed SOLO 1 and SOLO 2 trials. Patients were enrolled if they were not adequately controlled with topical medications, or if topical treatment was not medically advisable. All patients were assessed via the 5-point Investigator's Global Assessment (IGA) scale, ranging from 0 (clear) to 4 (severe); entry criteria required a baseline score of 3 or 4. Patients were also assessed using the Eczema Area and Severity Index (EASI) and other measures. Patients were randomized into one of three treatment groups: Dupixent 300 mg subcutaneously once per week, Dupixent 300 mg subcutaneously every two weeks, or placebo for 16 weeks following an initial Dupixent loading dose of 600 mg subcutaneously, or placebo. Results at 16 weeks included the following:

•
For SOLO 1 and SOLO 2, respectively, 37% and 36% of patients who received Dupixent 300 mg weekly, and 38% and 36% of patients who received Dupixent 300 mg every two weeks, achieved clearing or near-clearing of skin lesions (IGA 0 or 1), compared to 10% and 8.5% with placebo (p<0.0001). This was the primary endpoint of the study in the United States.

•
For SOLO 1 and SOLO 2, respectively, the percent improvement in EASI from baseline was 72% and 69% in patients who received the 300 mg weekly dose, and 72% and 67% for patients who received Dupixent 300 mg every two weeks, compared to 38% and 31% for placebo (p<0.0001).

•
For SOLO 1 and SOLO 2, respectively, 52.5% and 48% of patients who received Dupixent 300 mg weekly, and 51% and 44% of patients who received Dupixent 300 mg every two weeks, achieved EASI-75 compared to 15% and 12% with placebo (p<0.0001). This was the key secondary endpoint in the United States and one of the primary endpoints in the EU.

For the 16-week treatment period, the overall rate of AEs (65%-73% Dupixent and 65%-72% placebo) was comparable between the Dupixent groups and the placebo groups. The proportion of patients who completed the treatment period was 88%-94% for Dupixent and 80.5%-82% for placebo. The rate of serious AEs was 1%-3% for Dupixent and 5%-6% for placebo. Serious and severe infections were also numerically higher in the placebo groups in both studies (0.5%-1% Dupixent and 2%-3% placebo). AEs that were noted to have a higher rate with Dupixent treatment across both studies included injection site reactions (10%-20% Dupixent; 7%-8% placebo) and conjunctivitis (7%-12% Dupixent; 2% placebo); approximately 26% of patients in both studies reported a history of allergic conjunctivitis at study entry. No patient discontinued therapy due to injection site reactions and only one patient discontinued therapy due to conjunctivitis. More detailed results from SOLO 1 and SOLO 2 were presented at the European Academy of Dermatology and Venereology (EADV) conference in October 2016.
In the first quarter of 2016, the Phase 3 LIBERTY AD CAFÉ study of Dupixent in severe atopic dermatitis was initiated. This placebo-controlled study will investigate two dose regimens of Dupixent (300 mg weekly and 300 mg every two weeks) with concomitant topical corticosteroids in adult patients with severe atopic dermatitis who are not adequately controlled with, or are intolerant to or ineligible for, oral cyclosporine A therapy. The primary endpoint of this study will be the proportion of patients with a 75% or greater improvement from baseline in their EASI score.
In June 2016, we and Sanofi announced positive data from the Phase 3 LIBERTY AD CHRONOS study. This study met its primary and secondary endpoints, and Dupixent with topical corticosteroids (TCS) significantly improved measures of overall disease severity at 16 and 52 weeks, when compared to placebo with TCS. The primary endpoint results at week 16 were the following:

•
39% of patients who received either Dupixent 300 mg weekly with TCS or Dupixent 300 mg every two weeks with TCS achieved clearing or near-clearing of skin lesions (IGA 0 or 1), compared to 12% of patients receiving placebo with TCS (p<0.0001).

•
64% of patients who received Dupixent 300 mg weekly with TCS, and 69% of patients who received Dupixent 300 mg every two weeks with TCS achieved EASI-75, a 75% reduction on an index measuring eczema severity, compared to 23% of patients receiving placebo with TCS (p<0.0001).

The secondary endpoint 52-week results were the following:

•
40% of patients who received Dupixent 300 mg weekly with TCS, and 36% of patients who received Dupixent 300 mg every two weeks with TCS achieved clearing or near-clearing of skin lesions (IGA 0 or 1), compared to 12.5% of patients receiving placebo with TCS (p<0.0001).

•	64% of patients who received 300 mg weekly with TCS, and 65% of patients who received 300 mg every two weeks with TCS achieved EASI-75, compared to 22% with placebo with TCS (p<0.0001).
Patients were less likely to discontinue therapy in the Dupixent with TCS groups compared to placebo with TCS group (15% in both Dupixent groups; 33% placebo).
The overall rate of AEs in the LIBERTY AD CHRONOS study was comparable between the Dupixent with TCS groups (83% for the weekly dose (qw) and 88% for the every two weeks (q2w) dosing group) and the placebo with TCS group (84%). The rate of serious AEs was comparable between the Dupixent with TCS groups (3% (qw) and 4% (q2w)) and placebo with TCS group

(5%). Serious and/or severe infections were numerically higher in the placebo with TCS group (1% in both Dupixent groups and 2% placebo). Adverse events that were noted to have a higher rate with Dupixent included injection site reactions (20% (qw) and 16% (q2w) Dupixent; 9% placebo) and conjunctivitis (19% (qw) and 13% (q2w) Dupixent; 8% placebo); 22% of patients on placebo, and 23% (qw) and 28% (q2w) of patients on Dupixent reported a history of allergic conjunctivitis at study entry.
Phase 2 Study in Pediatric Patients. Based on the results of a Phase 2 pharmacokinetic and safety study in pediatric patients (6-17 years of age) with moderate-to-severe atopic dermatitis, the first Phase 3 pediatric study (12-17 years of age) is expected to be initiated in the first quarter of 2017.
In October 2016, the FDA granted Breakthrough Therapy designation for dupilumab for the treatment of moderate to severe (12 to less than 18 years of age) and severe (6 months to less than 12 years of age) atopic dermatitis in pediatric patients who are not adequately controlled with, or who are intolerant to, topical medication.
Asthma
Phase 3 Study. A Phase 3 trial, LIBERTY ASTHMA QUEST, in patients with uncontrolled persistent asthma was fully enrolled in the third quarter of 2016. LIBERTY ASTHMA QUEST is expected to serve as the second required pivotal efficacy study, since, based on discussions with the FDA, the Phase 2b study will also be considered a pivotal efficacy study. LIBERTY ASTHMA QUEST is a global, placebo-controlled Phase 3 study that enrolled more than 1,900 patients with uncontrolled persistent asthma and is evaluating two doses of dupilumab, 200 mg and 300 mg, subcutaneously administered every other week.
Nasal Polyps
Phase 3 Study. We and Sanofi plan to conduct Phase 3 studies in patients with nasal polyps.
Eosinophilic Esophagitis
Phase 2 Study. A Phase 2 trial of dupilumab in eosinophilic esophagitis was initiated in the first quarter of 2015 and is ongoing. EoE is a chronic allergic inflammatory disease that is considered a major cause of gastrointestinal illness. Eosinophils are a type of white blood cell that, due to allergens, can accumulate in the esophagus, causing inflammation and tissue injuries that create difficulty swallowing. People with eosinophilic esophagitis may also have allergies, asthma, atopic dermatitis, or chronic respiratory disease.
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
The fasinumab program is expected to consist of approximately 10,000 patients treated with fasinumab.

Osteoarthritis
Phase 2/3 Study. In the second quarter of 2015, a Phase 2/3 clinical study (16-weeks) in patients with moderate-to-severe osteoarthritis pain of the hip or knee who have a history of inadequate pain relief or intolerance to current analgesic therapies was initiated. In May 2016, we announced positive top-line data from the study. At 16 weeks, patients treated with all four doses of fasinumab demonstrated a statistically significant improvement in pain relief, the primary endpoint of the study, as well as improvements in the secondary measure evaluating physical function. The U.S. study enrolled 421 adult patients with moderate-to-severe osteoarthritis of the hip or knee who had a history of inadequate pain relief or intolerance to acetaminophen, and at least one oral nonsteroidal anti-inflammatory drug (NSAID) and an opioid. Patients in the study were experiencing significant pain at baseline with an average pain score of 6.3 on a 10-point scale. Patients were evaluated for pain, stiffness, and physical function using the Western Ontario and McMaster Universities Osteoarthritis Index (WOMAC) in addition to other measures. Patients were randomized to one of five treatment groups in a 1:1:1:1:1 fashion; fasinumab 1mg, 3mg, 6mg, 9mg, or placebo, all delivered subcutaneously every 4 weeks through week 12, with the primary efficacy measured at week 16. Following week 16, patients are being studied for an additional 20 weeks off treatment. On the primary endpoint, fasinumab-treated patients reported less pain at 16 weeks when compared to placebo on the 10-point WOMAC subscale for pain (-3.03 to -3.65 fasinumab vs. -2.25 placebo; p=0.03 through p=0.0001). Overall incidence of AEs, including serious and severe events, was similar across the fasinumab groups and placebo. As expected with antibodies to NGF, there was an increase in certain neuro-musculoskeletal AEs in the fasinumab treatment groups (17% combined fasinumab; 6% placebo) including arthralgia, paraesthesia, hypoaesthesia, and peripheral edema.
In October 2016, we and Teva announced that at the 36-week analysis of the Phase 2/3 clinical study in patients with moderate-to-severe osteoarthritis pain of the hip or knee, the incidence of adjudicated arthropathies was found to be potentially dose-dependent, with a higher rate of patients experiencing arthropathies in the higher dose groups (12% (9mg), 7% (6mg), 5% (3mg), 2% (1mg), and 1% (placebo)). In the ongoing fasinumab osteoarthritis pivotal Phase 3 program (further described below), we and Teva are planning to advance only the lower doses from the Phase 2/3 study, subject to discussion with the FDA and other health authorities. Updated data from the osteoarthritis pain Phase 2/3 study will be presented at upcoming medical congresses.
Phase 3 Study. In the first quarter of 2016, the FDA confirmed that we may proceed with studies of longer than sixteen-week duration. A Phase 3 long-term safety and efficacy study in patients with pain due to osteoarthritis of the knee or hip was initiated in the first quarter of 2016.
Chronic Low Back Pain
A Phase 2b study in chronic low back pain was initiated in the first quarter of 2016.
In October 2016, the FDA placed the Phase 2b study in chronic low back pain on clinical hold and requested an amendment of the study protocol after observing a case of adjudicated arthropathy in a patient receiving high dose fasinumab who had advanced osteoarthritis at study entry. We completed an unplanned interim review of results and stopped dosing in the study. The unplanned analysis showed clear evidence of efficacy with improvement in pain scores in all fasinumab groups compared to placebo at the 8- and 12-week time points (nominal p<0.01). Preliminary safety results are generally consistent with what has been previously reported with the class. The Phase 2b chronic low back pain study enrolled approximately 70% of the targeted 800 patients in four dose groups: placebo, 6mg subcutaneously monthly, 9mg subcutaneously monthly, and 9mg intravenously every two months. Patients will continue to be followed for up to 36 weeks.
We and Teva plan to design a pivotal Phase 3 study in chronic low back pain that excludes patients with advanced osteoarthritis. The companies plan to submit a pivotal program plan for review with the FDA and other health authorities.
Updated data from the chronic lower back pain Phase 2b study will be presented at upcoming medical congresses.
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
Under our collaboration agreement, Sanofi records product sales and cost of sales for commercialized products, and Regeneron has the right to co-promote such products. We have exercised our option to co-promote Praluent, sarilumab, and Dupixent in the United States. We have not exercised our option to co-promote any of these antibodies outside the United States; however, we retain the right to do so at a future date subject to the terms of the collaboration agreement. We and Sanofi will equally share profits and losses from sales within the United States. We and Sanofi will share profits outside the United States on a sliding scale based on sales starting at 65% (Sanofi)/35% (us) and ending at 55% (Sanofi)/45% (us), and will share losses outside the United States at 55% (Sanofi)/45% (us). In addition to profit sharing, we are entitled to receive up to $250.0 million in sales milestone payments, with milestone payments commencing after aggregate annual sales outside the United States exceed $1.0 billion on a rolling 12-month basis.
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
PDGFR-beta antibody outside the United States. In January 2014, we entered into an agreement with Bayer governing the joint development and commercialization outside the United States of rinucumab, an antibody product candidate to PDGFR-beta, including in combination with aflibercept, for the treatment of ocular diseases or disorders. Rinucumab/aflibercept, a combination product candidate comprised of an antibody to PDGFR-beta co-formulated with aflibercept, is being developed under the agreement (see "Clinical Programs - Ophthalmologic Diseases" section above for the current status of development). Under the agreement, we will conduct the initial development of the PDGFR-beta antibody through completion of the first proof-of-concept study, upon which Bayer will have a right to opt-in to license and collaborate on further development and commercialization outside the United States. In connection with the agreement, Bayer is obligated to pay 25% of global development costs and 50% of development costs exclusively for the territory outside the United States under the initial development plan. In addition, depending on whether Bayer opts-in to the collaboration, Bayer is obligated to reimburse us for either 25% or 50% of development milestone payments to Sanofi related to our acquisition of rights to antibodies targeting the PDGF family of receptors in May 2013.
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
Collaboration with Teva
Fasinumab. In September 2016, we entered into a collaboration agreement with Teva to develop and commercialize fasinumab globally, excluding certain Asian countries that are subject to our collaboration agreement with MTPC (as described above). In connection with the agreement, Teva made a $250.0 million non-refundable up-front payment in September 2016. We will lead global development activities, and the parties will share equally, on an ongoing basis, development costs under a global development plan. In addition, we are entitled to receive up to an aggregate of $460.0 million in development milestones and up to an aggregate of $1,890.0 million in contingent payments upon achievement of specified annual net sales amounts. We are responsible for the manufacture and supply of fasinumab globally.
Within the United States, we will lead commercialization activities, and the parties will share equally in any profits or losses in connection with commercialization of fasinumab. In the territory outside of the United States, Teva will lead commercialization activities and we will supply product to Teva at a tiered purchase price, which is calculated as a percentage of net sales of the product (subject to adjustment in certain circumstances).
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
In May 2016, Intellia completed an initial public offering (IPO) of its common stock and thereby triggered our obligation to purchase up to $50.0 million of Intellia common stock in a concurrent private placement. As part of the concurrent private placement, we purchased from Intellia at the closing of the IPO shares of Intellia common stock for an aggregate purchase price of $50.0 million.
Collaboration with Adicet Bio
In July 2016, we entered into a license and collaboration agreement with Adicet Bio, Inc., a privately held company, to develop next-generation engineered immune-cell therapeutics with fully human chimeric antigen receptors (CARs) and T-cell receptors (TCRs) directed to disease-specific cell surface antigens in order to enable the precise engagement and killing of tumor cells. In connection with the execution of the agreement, we made a $25.0 million up-front payment to Adicet, and are obligated to provide Adicet with research funding over the course of a five-year research term.
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
Our ability to continue to generate profits and to generate positive cash flow from operations over the next several years depends significantly on our continued success in commercializing EYLEA. We expect to continue to incur substantial expenses related to our research and development activities, a significant portion of which we expect to be reimbursed by our collaborators. Also, our research and development activities outside our collaborations, the costs of which are not reimbursed, are expected to expand and require additional resources. We also expect to incur substantial costs related to the commercialization of Praluent and sarilumab and preparation for potential commercialization of Dupixent, approximately half of which we expect to be reimbursed by Sanofi under the companies' collaboration agreement. Our financial results may fluctuate from quarter to quarter and will depend on, among other factors, the net sales of our marketed products, the scope and progress of our research and development efforts, the timing of certain expenses, the continuation of our collaborations, in particular with Sanofi and Bayer, including our share of collaboration profits or losses from sales of commercialized products and the amount of reimbursement of our research and development expenses that we receive from collaborators, and the amount of income tax expense we incur, which is partly dependent on the profits or losses we earn in each of the countries in which we operate. We cannot predict whether or when new products or new indications for marketed products will receive regulatory approval or, if any such approval is received, whether we will be able to successfully commercialize such product(s) and whether or when they may become profitable.
The planning, execution, and results of our clinical programs are significant factors that can affect our operating and financial results. In our clinical programs, key events in 2016 to date were, and plans for the next twelve months are, as follows:

Trap-based Clinical Program:
		2016 Events to Date		2016-2017 Plans (next 12 months)
EYLEA	•	Bayer received regulatory approval for EYLEA for various indications and continued to pursue regulatory applications for marketing approval in additional countries	•	Bayer to submit for additional regulatory approvals outside the United States for various indications
			•	Regulatory agency decisions on applications outside the United States for various indications
	•	Initiated Phase 3 study for the treatment of NPDR in patients without DME
	•	Reported positive top-line results from Phase 3 study in Japan for the treatment of NVG

Antibody-based Clinical Programs:
		2016 Events to Date		2016-2017 Plans (next 12 months)
Praluent (PCSK9 Antibody)	•	Reported positive results from Phase 3 ODYSSEY ESCAPE trial	•	Report additional data from Phase 3 ODYSSEY program
	•	The DMC of the ODYSSEY OUTCOMES study completed the first interim analysis for futility and recommended the study continue with no changes	•	Submit for additional regulatory approvals outside the United States
			•	Regulatory agency and reimbursement authority decisions on applications outside the United States
	•	Supplemental BLA for monthly dosing regimen accepted for review by the FDA	•	Prespecified early-stopping interim analysis by DMC of ODYSSEY OUTCOMES trial
	•	Regulatory application filed for monthly dosing regimen in the EU	•	FDA target action date of January 24, 2017 for monthly dosing regimen
	•	Japanese MHLW approved Praluent for the treatment of uncontrolled LDL cholesterol in certain adult patients

Sarilumab (IL-6R Antibody)	•	Reported positive top-line results from Phase 3 SARIL-RA-MONARCH trial	•	Continue patient enrollment in Phase 3 SARIL-RA program
	•	Regulatory applications submitted in the EU, Japan, and other jurisdictions outside the United States	•	Sanofi to implement corrective actions pursuant to the CRL issued by the FDA
	•	Presented 52-week top-line data from Phase 2 SARIL-NIU-SATURN study at American Academy of Ophthalmology conference	•	Submit for additional regulatory approvals outside the United States
	•	FDA issued CRL regarding the BLA
	•	Initiated Phase 2 study in pJIA
Dupixent (dupilumab; IL-4R Antibody)	•	Reported positive top-line results from Phase 3 LIBERTY AD SOLO 1 and SOLO 2 trials	•	Submit for EU, Japan, and other regulatory approvals in atopic dermatitis outside the United States
	•	Initiated Phase 3 LIBERTY AD CAFÉ study in atopic dermatitis	•	Initiate Phase 3 studies in pediatric patients in atopic dermatitis and asthma
	•	Reported positive results from Phase 3 LIBERTY AD CHRONOS study in atopic dermatitis	•	Initiate Phase 3 study in patients with nasal polyps
	•	FDA accepted for priority review the BLA for atopic dermatitis	•	Complete patient enrollment in Phase 2 EoE study
	•	LIBERTY AD SOLO 1 and SOLO 2 results presented at EADV conference and simultaneously published in the New England Journal of Medicine
	•	Completed patient enrollment in pivotal Phase 3 LIBERTY ASTHMA QUEST study
	•	FDA granted Breakthrough Therapy designation for the treatment of atopic dermatitis in pediatric patients
REGN2222 (RSV-F Antibody)			•	Complete patient enrollment in Phase 3 NURSERY Pre-Term study
Fasinumab (NGF Antibody)	•	Initiated Phase 3 long-term safety and efficacy study in patients with osteoarthritis of knee or hip	•	Continue patient enrollment in Phase 3 long-term safety and efficacy study in osteoarthritis
	•	Initiated Phase 2b study in chronic low back pain	•	Report additional data from the Phase 2/3 study in patients with osteoarthritis pain
	•	Reported positive top-line results from Phase 2/3 study in patients with osteoarthritis pain	•	Initiate additional Phase 3 efficacy study in patients with osteoarthritis pain
	•	Phase 2b study in chronic low back pain put on clinical hold by FDA	•	Design pivotal Phase 3 study in chronic low back pain that excludes patients with advanced osteoarthritis

Antibody-based Clinical Programs (continued):
		2016 Events to Date		2016-2017 Plans (next 12 months)
Evinacumab (Angptl-3 Antibody)	•	FDA granted orphan-drug designation for treatment of HoFH	•	Report additional results from Phase 2 HoFH study
	•	Completed Phase 1 study in patients with dyslipidemia
	•	Reported positive interim results from ongoing proof-of-concept study in patients with HoFH
	•	Completed patient enrollment in Phase 2 HoFH study
Rinucumab/aflibercept (PDGFR-beta Antibody co-formulated with aflibercept)	•	Completed patient enrollment in Phase 2 study	•	Report additional results from ongoing Phase 2 study
	•	Reported top-line results from Phase 2 study
Nesvacumab/aflibercept (Ang2 Antibody co-formulated with aflibercept)	•	Initiated Phase 2 studies in wet AMD and DME	•	Continue patient enrollment in Phase 2 ONYX study
	•	Completed patient enrollment in Phase 2 RUBY study
Trevogrumab (GDF8 Antibody)			•	Initiate Phase 1 combination therapy studies with REGN2477
REGN2810 (PD-1 Antibody)	•	Continued patient enrollment in Phase 1 study	•	Continue patient enrollment in Phase 1 and Phase 2 studies
	•	Initiated Phase 2 potentially pivotal study for the treatment of advanced cutaneous squamous cell carcinoma	•	Initiate additional studies in additional indications
	•	Initiated Phase 1 study in combination with REGN1979 for treatment of B-cell malignancies
	•	Presented positive Phase 1 results from a dose-ranging study in heavily-pretreated patients with solid tumor cancers
REGN1908-1909 (Feld1 Antibody)	•	Completed initial proof-of-concept study	•	Continue early stage development
REGN1979 (CD20 and CD3 Antibody)	•	Continued patient enrollment in Phase 1 study	•	Complete patient enrollment in Phase 1 study
	•	Initiated Phase 1 study in combination with REGN2810 for treatment of B-cell malignancies
REGN3470-3471-3479 (Antibody to Ebola virus)	•	Initiated Phase 1 study in healthy volunteers	•	Continue patient enrollment in Phase 1 study
	•	FDA granted orphan-drug designation for the treatment of Ebola virus infection
REGN2477 (Activin A Antibody)	•	Initiated Phase 1 study in healthy volunteers	•	Initiate Phase 1 study in patients
	•	Completed patient enrollment in Phase 1 study in healthy volunteers
REGN3500 (target not disclosed)	•	Initiated Phase 1 study in healthy volunteers	•	Continue patient enrollment in Phase 1 study
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
Results of Operations
Three Months Ended September 30, 2016 and 2015
Net Income
Net income for the three months ended September 30, 2016 and 2015 consists of the following:

(In millions)	2016	2015
Revenues	$1,220.1	$1,137.4
Operating expenses	(857.3)	(745.0)
Other income (expense)	3.1	0.9
Income before income taxes	365.9	393.3
Income tax expense	(101.1)	(182.9)
Net income	$264.8	$210.4
Revenues
Revenues for the three months ended September 30, 2016 and 2015 consist of the following:

(In millions)	2016	2015
Net product sales	$857.5	$737.6
Collaboration revenue:
Sanofi	144.4	224.7
Bayer	191.3	157.6
Total collaboration revenue	335.7	382.3
Other revenue	26.9	17.5
Total revenues	$1,220.1	$1,137.4
Net Product Sales
Net product sales consist of U.S. sales of EYLEA and ARCALYST. We received marketing approval from the FDA for EYLEA for the treatment of wet AMD in 2011, macular edema following CRVO in 2012, DME in 2014, macular edema following BRVO in 2014, and diabetic retinopathy in patients with DME in March 2015. For the three months ended September 30, 2016, EYLEA net product sales increased to $853.6 million from $734.4 million for the three months ended September 30, 2015 due to higher sales volume. For the three months ended September 30, 2016 and 2015, we also recognized ARCALYST net product sales of $3.9 million and $3.2 million, respectively.
Revenue from product sales is recorded net of applicable provisions for rebates and chargebacks, distribution-related fees, and other sales-related deductions. The following table summarizes the provisions, and credits/payments, for sales-related deductions.

(In millions)	Rebates & Chargebacks	Distribution- Related Fees	Other Sales- Related Deductions	Total
Balance as of June 30, 2016	$11.6	$28.1	$1.1	$40.8
Provision related to current period sales	22.2	39.5	10.5	72.2
Credits/payments	(26.4)	(41.0)	(7.8)	(75.2)
Balance as of September 30, 2016	$7.4	$26.6	$3.8	$37.8

Balance as of June 30, 2015	$5.5	$39.5	$0.5	$45.5
Provision related to current period sales	15.8	33.3	2.6	51.7
Credits/payments	(14.9)	(34.6)	(2.6)	(52.1)
Balance as of September 30, 2015	$6.4	$38.2	$0.5	$45.1
Sanofi Collaboration Revenue
The collaboration revenue we earned from Sanofi, as detailed below, primarily consisted of reimbursement for research and development and commercialization expenses that we incurred, partly offset by sharing of losses in connection with commercialization of antibodies.

Sanofi Collaboration Revenue	Three Months Ended September 30,
(In millions)	2016	2015
Antibody:
Reimbursement of Regeneron research and development expenses	$131.4	$205.1
Reimbursement of Regeneron commercialization-related expenses	65.7	53.3
Regeneron's share of losses in connection with commercialization of antibodies	(112.0)	(74.9)
Other	3.1	2.6
Total Antibody	88.2	186.1
Immuno-oncology:
Reimbursement of Regeneron research and development expenses	36.2	18.6
Other	20.0	20.0
Total Immuno-oncology	56.2	38.6
Total Sanofi collaboration revenue	$144.4	$224.7
In the third quarter of 2016, Sanofi's reimbursement of our antibody research and development expenses consisted of $24.4 million under our Antibody Discovery Agreement and $107.0 million under our License and Collaboration Agreement, compared to $42.5 million and $162.6 million, respectively, in the third quarter of 2015. Under the amended Antibody Discovery Agreement, Sanofi agreed to fund our antibody discovery activities up to $130.0 million in 2016 and up to $145.0 million in 2015. We earned lower reimbursement of our antibody discovery activities in the third quarter of 2016 because we reached Sanofi's maximum full-year funding level for these activities earlier in 2016 than in 2015. The lower reimbursement of research and development costs under our License and Collaboration Agreement in the third quarter of 2016, compared to the same period in 2015, was primarily due to decreased collaboration development activities for Praluent, sarilumab, and REGN2222. In 2016, Sanofi no longer co-develops and reimburses us for development activities for REGN2222.
Reimbursement of Regeneron commercialization-related expenses represents reimbursement of internal and external costs in connection with preparing to commercialize or commercializing, as applicable, Praluent, sarilumab, and, effective in the first quarter of 2016, Dupixent.
During the three months ended September 30, 2015, we and Sanofi shared commercial expenses related to Praluent and sarilumab in accordance with the companies' License and Collaboration Agreement. In July 2015, the FDA approved Praluent in the United States and in September 2015, the European Commission granted marketing authorization of Praluent. Therefore, commencing in the third quarter of 2015, we also recorded within Sanofi collaboration revenue our share of the Antibody Collaboration's losses in connection with commercialization of Praluent. In addition, effective in the first quarter of 2016, we and Sanofi also began sharing pre-launch commercialization expenses related to Dupixent. As such, during the three months ended September 30, 2016, we recorded our share of losses in connection with preparing to commercialize or commercializing, as applicable, Praluent, sarilumab, and Dupixent within Sanofi collaboration revenue. Sanofi provides us with an estimate of our share of the losses from preparing to commercialize, or commercialization (as applicable), of antibodies for the most recent fiscal quarter; these estimates are reconciled to actual results in the subsequent fiscal quarter, and our portion of the profit or loss is adjusted accordingly, as necessary. Our share of losses in connection with commercialization of antibodies increased in the third quarter of 2016 compared to the third quarter of 2015 due to higher commercialization expenses in connection with the ongoing launch of Praluent, partly offset by higher Praluent product sales, and higher expenses in connection with preparing to commercialize sarilumab and Dupixent. Praluent net product sales, which are recorded by Sanofi, were $38.2 million and $4.0 million in the third quarter of 2016 and 2015, respectively.
In July 2015, we and Sanofi entered into a global strategic collaboration to discover, develop, and commercialize antibody-based cancer treatments in the field of immuno-oncology. In the third quarter of 2016, Sanofi's reimbursement of our immuno-oncology research and development expenses consisted of $20.6 million under our IO Discovery Agreement and $15.6 million under our IO License and Collaboration Agreement related to REGN2810, compared to $12.8 million and $5.8 million, respectively, in the third quarter of 2015.
Other Sanofi immuno-oncology revenue includes recognition of deferred revenue from $640.0 million of up-front payments received in the third quarter of 2015 in connection with the execution of the IO Collaboration agreements. As of September 30, 2016, $540.0 million of the up-front payments was deferred and will be recognized ratably as revenue in future periods.
Bayer Collaboration Revenue
The collaboration revenue we earned from Bayer, as detailed below, primarily consisted of recognition of our share of profits in connection with commercialization of EYLEA outside the United States.

Bayer Collaboration Revenue	Three Months Ended September 30,
(In millions)	2016	2015
EYLEA:
Regeneron's net profit in connection with commercialization of EYLEA outside the United States	$170.9	$130.5
Cost-sharing of Regeneron EYLEA development expenses	2.2	1.8
Other	6.1	21.2
Total EYLEA	179.2	153.5
PDGFR-beta antibody:
Cost-sharing of rinucumab/aflibercept development expenses	3.9	1.5
Other	2.6	2.6
Total PDGFR-beta antibody	6.5	4.1
Ang2 antibody:
Cost-sharing of nesvacumab/aflibercept development expenses	3.5	—
Other	2.1	—
Total Ang2 antibody	5.6	—
Total Bayer collaboration revenue	$191.3	$157.6
Bayer commenced sales of EYLEA outside the United States for the treatment of wet AMD in 2012, macular edema secondary to CRVO in 2013, visual impairment due to DME and mCNV (in Japan) in 2014, and macular edema following BRVO in the second quarter of 2015. Regeneron's net profit in connection with commercialization of EYLEA outside the United States is summarized below.

Regeneron's Net Profit from EYLEA Sales Outside the United States	Three Months Ended September 30,
(In millions)	2016	2015
Net product sales outside the United States	$470.8	$371.1
Regeneron's share of collaboration profit from sales outside the United States	184.4	144.2
Reimbursement of EYLEA development expenses incurred by Bayer in accordance with Regeneron's payment obligation	(13.5)	(13.7)
Regeneron's net profit in connection with commercialization of EYLEA outside the United States	$170.9	$130.5
Bayer records revenue from sales of EYLEA outside the United States. Bayer provides us with an estimate of our share of the profit or loss, including the percentage of sales in Japan that we earned, from commercialization of EYLEA outside the United States for the most recent fiscal quarter; these estimates are reconciled to actual results in the subsequent fiscal quarter, and our portion of the profit or loss is adjusted accordingly, as necessary. In the third quarter of 2016 and 2015, our share of the profit we earned from commercialization of EYLEA outside the United States was partly offset by our contractual obligation to reimburse Bayer for a portion of the agreed-upon development expenses previously incurred by Bayer.
Other EYLEA revenue primarily consists of reimbursement of other Regeneron EYLEA expenses, including reimbursements for producing EYLEA commercial supplies for Bayer, and, in the third quarter of 2015, Bayer's share of royalties payable to Genentech pursuant to a license and settlement agreement (see "Cost of Collaboration and Contract Manufacturing" below for further details). In addition, other EYLEA revenue includes recognition of deferred revenue related to EYLEA up-front and 2007 non-substantive milestone payments from Bayer.
As described above under "Collaboration Agreements - Collaborations with Bayer - Ang2 antibody outside the United States," in March 2016, we entered into an agreement with Bayer governing the joint development and commercialization outside the United States of nesvacumab, an antibody product candidate to Ang2, including in combination with aflibercept, for the treatment of ocular diseases or disorders. Nesvacumab/aflibercept, a combination product candidate comprised of an antibody to Ang2 co-formulated with aflibercept, is being developed under the agreement. In connection with the agreement, Bayer made a $50.0 million non-refundable up-front payment to us and is obligated to pay 25% of global development costs and 50% of development costs exclusively for the territory outside the United States. As of September 30, 2016, $47.8 million of the up-front and other payments was deferred and will be recognized ratably as revenue in future periods.
Other Revenue
In connection with the amendment and extension of our VelocImmune license agreement with Astellas, in August 2010, we received a $165.0 million up-front payment, which was deferred upon receipt and is being recognized as revenue ratably over a seven-year period beginning in June 2011. In the third quarter of both 2016 and 2015, we recognized $5.9 million of revenue related to this agreement.
In February 2015, we and Sanofi entered into an amended and restated ZALTRAP® agreement (Amended ZALTRAP Agreement). Under the terms of the Amended ZALTRAP Agreement, Sanofi is solely responsible for the development and commercialization of ZALTRAP for cancer indications worldwide. Sanofi bears the cost of all development and commercialization activities and reimburses Regeneron for its costs for any such activities. Sanofi also pays us a percentage of aggregate net sales of ZALTRAP. In connection with the Amended ZALTRAP Agreement, in the third quarter of 2016 and 2015, we recorded $6.7 million and $9.0 million, respectively, of revenue primarily related to (i) a percentage of net sales of ZALTRAP for the quarter that Sanofi is obligated to pay us and (ii) manufacturing ZALTRAP commercial supplies for Sanofi.

In connection with our fasinumab collaborations with MTPC and Teva, we recognized $9.6 million of other revenue in the third quarter of 2016. As described in the "Collaboration Agreements" section above, in late September 2015, we entered into a fasinumab collaboration agreement with MTPC, and, in September 2016, we entered into a fasinumab collaboration agreement with Teva.
Expenses
Total operating expenses increased to $857.3 million in the third quarter of 2016 from $745.0 million in the third quarter of 2015. Our average headcount in the third quarter of 2016 increased to 5,127 from 3,966 in the same period in 2015, principally in connection with expanding our research and development, manufacturing, and commercialization activities.

Operating expenses in the third quarter of 2016 and 2015 included a total of $131.4 million and $102.6 million, respectively, of non-cash compensation expense related to employee stock option and restricted stock awards (Non-cash Compensation Expense). The increase in total Non-cash Compensation Expense in the third quarter of 2016 was primarily attributable to the higher fair market value of our Common Stock on the date of our annual employee option grants made in December 2015 compared to recent prior years.
Research and Development Expenses
Research and development expenses increased to $543.0 million in the third quarter of 2016 from $425.9 million in the same period of 2015. The following table summarizes the major categories of our research and development expenses:

Research and Development Expenses	Three Months Ended September 30,		Increase
(In millions)	2016	2015	(Decrease)
Payroll and benefits (1)	$153.0	$129.2	$23.8
Clinical trial expenses	94.6	81.2	13.4
Clinical manufacturing costs (2)	155.7	121.0	34.7
Research and other development costs	67.5	33.4	34.1
Occupancy and other operating costs	44.2	33.5	10.7
Cost-sharing of Bayer and Sanofi development expenses (3)	28.0	27.6	0.4
Total research and development expenses	$543.0	$425.9	$117.1
(1) Includes Non-cash Compensation Expense of $67.5 million for the three months ended September 30, 2016 and $52.8 million for the three months ended September 30, 2015.
(2) Represents the full cost of manufacturing drug for use in research, preclinical development, and clinical trials, as well as pre-launch commercial supplies which were not capitalized as inventory. Includes related payroll and benefits, Non-cash Compensation Expense, manufacturing materials and supplies, drug filling, packaging, and labeling costs, depreciation, and occupancy costs of our Rensselaer, New York manufacturing facility. Also includes Non-cash Compensation Expense of $13.1 million for the three months ended September 30, 2016 and $10.8 million for the three months ended September 30, 2015.
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
Payroll and benefits increased principally due to the increase in employee headcount and Non-cash Compensation Expense, as described above. Clinical trial expenses increased primarily due to (i) the initiation of additional clinical studies of fasinumab, (ii) additional enrollment in REGN2810 clinical studies as well as the 2016 initiation of a clinical study of REGN2810 for the treatment of advanced cutaneous squamous cell carcinoma, and (iii) the initiation of Phase 2 studies of nesvacumab/aflibercept in wet AMD and DME in 2016, partly offset by lower costs in connection with our Dupixent clinical program as some later-stage studies wind down. Clinical manufacturing costs increased primarily due to costs related to manufacturing additional drug supplies of Dupixent, fasinumab, REGN2810, and rinucumab/aflibercept, partly offset by manufacturing fewer clinical drug supplies of Praluent and sarilumab. Research and other development costs increased primarily due to the $25.0 million up-front payment made in connection with the July 2016 license and collaboration agreement with Adicet. Cost-sharing of Bayer and Sanofi development expenses includes our obligation to fund 20% of Sanofi's Phase 3 Dupixent development costs, which commenced during the first quarter of 2016.

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

Project Costs	Three Months Ended September 30,		Increase
(In millions)	2016	2015	(Decrease)
Praluent	$36.8	$64.0	$(27.2)
Dupixent	135.6	101.5	34.1
Sarilumab	9.4	29.2	(19.8)
Fasinumab	44.7	15.2	29.5
REGN2222	13.9	12.6	1.3
REGN2810	36.1	13.1	23.0
Other antibody candidates in clinical development	80.3	42.4	37.9
Other research programs and unallocated costs (1)	186.2	147.9	38.3
Total research and development expenses	$543.0	$425.9	$117.1
(1) For the three months ended September 30, 2016, includes the $25.0 million up-front payment made in connection with the July 2016 license and collaboration agreement with Adicet.
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

Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased to $270.0 million in the third quarter of 2016 from $210.0 million in the third quarter of 2015 primarily due to (i) higher commercialization-related expenses associated with EYLEA and Praluent, (ii) higher contributions to not-for-profit organizations, including donations to independent not-for-profit patient assistance organizations, (iii) higher headcount and headcount-related costs, and (iv) higher Non-cash Compensation Expense principally for the reason described under "Expenses" above. Selling, general, and administrative expenses included $49.4 million and $36.5 million of Non-cash Compensation Expense in the third quarter of 2016 and 2015, respectively.
Cost of Goods Sold
Cost of goods sold decreased to $29.9 million in the third quarter of 2016 from $67.2 million in the third quarter of 2015. Cost of goods sold primarily consists of costs in connection with producing U.S. EYLEA commercial supplies, various start-up costs in connection with our Limerick, Ireland commercial manufacturing facility, and royalties. Cost of goods sold decreased principally due to a decrease in royalties since our obligation to pay Genentech based on U.S. sales of EYLEA ended in May 2016.
Cost of Collaboration and Contract Manufacturing
Cost of collaboration and contract manufacturing, which includes costs we incur in connection with producing commercial drug supplies for Sanofi and Bayer, decreased to $14.3 million in the third quarter of 2016 from $41.9 million in the third quarter of 2015. This decrease was primarily due to lower royalties since our obligation to pay Genentech based on sales of EYLEA outside the United States also ended in May 2016.
Income Taxes
In the third quarter of 2016 and 2015, we recorded income tax expense of $101.1 million and $182.9 million, respectively. The effective tax rate was 27.6% and 46.5% for the third quarter of 2016 and 2015, respectively. The third quarter 2016 effective tax rate was positively impacted, compared to the U.S. federal statutory rate, by the tax benefit associated with stock-based compensation, the domestic manufacturing deduction, the federal tax credit for increased research activities, and changes to tax reserves, partly offset by the negative impact of losses incurred in foreign jurisdictions with rates lower than the U.S. federal statutory rate and the non-tax deductible Branded Prescription Drug Fee. As described in Note 13 of our Condensed Consolidated Financial Statements, we prospectively adopted Accounting Standards Update 2016-09 (ASU 2016-09), Compensation - Stock Compensation, Improvements to Employee Share-Based Payment Accounting, during the second quarter of 2016. ASU 2016-09 requires an entity to recognize all excess tax benefits and tax deficiencies in connection with stock-based compensation as income tax expense or benefit in the income statement (previously, excess tax benefits were recognized in additional paid-in capital).
The effective tax rate for the third quarter of 2015 was negatively impacted, compared to the U.S. federal statutory rate, by losses incurred in foreign jurisdictions with rates lower than the U.S. federal statutory rate, the non-tax deductible Branded Prescription Drug Fee, and expiration, at the end of 2014, of the federal tax credit for increased research activities. The negative impact of these items was partly offset by the positive impact of the domestic manufacturing deduction.

Nine Months Ended September 30, 2016 and 2015
Net Income
Net income for the nine months ended September 30, 2016 and 2015 consists of the following:

(In millions)	2016	2015
Revenues	$3,633.6	$3,005.7
Operating expenses	(2,649.9)	(1,984.9)
Other income (expense)	4.6	(23.0)
Income before income taxes	988.3	997.8
Income tax expense	(345.9)	(516.7)
Net income	$642.4	$481.1
Revenues
Revenues for the nine months ended September 30, 2016 and 2015 consist of the following:

(In millions)	2016	2015
Net product sales	$2,475.9	$1,940.0
Collaboration revenue:
Sanofi	527.5	593.2
Bayer	562.8	415.7
Total collaboration revenue	1,090.3	1,008.9
Other revenue	67.4	56.8
Total revenues	$3,633.6	$3,005.7
Net Product Sales
Net product sales consist of U.S. sales of EYLEA and ARCALYST. For the nine months ended September 30, 2016, EYLEA net product sales increased to $2,465.4 million from $1,930.0 million for the nine months ended September 30, 2015 due to higher sales volume. For the nine months ended September 30, 2016 and 2015, we also recognized ARCALYST net product sales of $10.5 million and $9.9 million, respectively.
Revenue from product sales is recorded net of applicable provisions for rebates and chargebacks, distribution-related fees, and other sales-related deductions. The following table summarizes the provisions, and credits/payments, for sales-related deductions.

(In millions)	Rebates & Chargebacks	Distribution- Related Fees	Other Sales- Related Deductions	Total
Balance as of December 31, 2015	$6.4	$48.3	$0.5	$55.2
Provision related to current period sales	63.5	113.8	22.8	200.1
Credits/payments	(62.5)	(135.5)	(19.5)	(217.5)
Balance as of September 30, 2016	$7.4	$26.6	$3.8	$37.8

Balance as of December 31, 2014	$3.1	$21.2	$0.5	$24.8
Provision related to current period sales	41.3	88.0	6.0	135.3
Credits/payments	(38.0)	(71.0)	(6.0)	(115.0)
Balance as of September 30, 2015	$6.4	$38.2	$0.5	$45.1

Sanofi Collaboration Revenue
The collaboration revenue we earned from Sanofi, as detailed below, primarily consisted of reimbursement for research and development and commercialization expenses that we incurred, partly offset by sharing of losses in connection with commercialization of antibodies.

Sanofi Collaboration Revenue	Nine Months Ended September 30,
(In millions)	2016	2015
Antibody:
Reimbursement of Regeneron research and development expenses	$469.2	$585.5
Reimbursement of Regeneron commercialization-related expenses	224.9	89.1
Regeneron's share of losses in connection with commercialization of antibodies	(333.5)	(143.6)
Other	9.0	7.7
Total Antibody	369.6	538.7
Immuno-oncology:
Reimbursement of Regeneron research and development expenses	97.9	18.6
Other	60.0	20.0
Total Immuno-oncology	157.9	38.6
ZALTRAP:
Reimbursement of Regeneron research and development expenses	—	0.7
Other	—	15.2
Total ZALTRAP	—	15.9
Total Sanofi collaboration revenue	$527.5	$593.2
In the first nine months of 2016, Sanofi's reimbursement of our antibody research and development expenses consisted of $130.0 million under our Antibody Discovery Agreement and $339.2 million under our License and Collaboration Agreement, compared to $145.0 million and $440.5 million, respectively, in the first nine months of 2015. Under the amended Antibody Discovery Agreement, Sanofi agreed to fund our antibody discovery activities up to $130.0 million in 2016 and up to $145.0 million in 2015. We earned lower reimbursement of our antibody discovery activities in the the first nine months of 2016 because we reached Sanofi's maximum full-year funding level for these activities earlier in 2016 than in 2015. The lower reimbursement of research and development costs under our License and Collaboration Agreement for the first nine months of 2016, compared to the same period in 2015, was primarily due to decreased development activities for Praluent and sarilumab, and the fact that in 2016, Sanofi no longer co-develops and reimburses us for development activities for REGN1033 and REGN2222. These decreases were partly offset by increased development activities for Dupixent.
Reimbursement of Regeneron commercialization-related expenses represents reimbursement of internal and external costs in connection with preparing to commercialize or commercializing, as applicable, Praluent, sarilumab, and, effective in the first quarter of 2016, Dupixent.
During the nine months ended September 30, 2015, we and Sanofi shared commercial expenses related to Praluent and sarilumab in accordance with the companies' License and Collaboration Agreement. Commencing in the third quarter of 2015, after regulatory approval was received, we also recorded within Sanofi collaboration revenue our share of the Antibody Collaboration's losses in connection with commercialization of Praluent. In addition, effective in the first quarter of 2016, we and Sanofi also began sharing pre-launch commercialization expenses related to Dupixent. As such, during the nine months ended September 30, 2016, we recorded our share of losses in connection with preparing to commercialize or commercializing, as applicable, Praluent, sarilumab, and Dupixent within Sanofi collaboration revenue. Our share of losses in connection with commercialization of antibodies increased in the first nine months of 2016 compared to the first nine months of 2015 due to higher commercialization expenses in connection with the ongoing launch of Praluent, partly offset by higher Praluent product sales, and higher expenses in connection with preparing to commercialize sarilumab and Dupixent. Praluent net product sales, which are recorded by Sanofi, were $75.7 million and $4.0 million in the first nine months of 2016 and 2015, respectively.

In July 2015, we and Sanofi entered into a global strategic collaboration to discover, develop, and commercialize antibody-based cancer treatments in the field of immuno-oncology. In the first nine months of 2016, Sanofi's reimbursement of our immuno-oncology research and development expenses consisted of $63.3 million under our IO Discovery Agreement and $34.6 million under our IO License and Collaboration Agreement related to REGN2810, compared to $12.8 million and $5.8 million, respectively, in the first nine months of 2015. Other Sanofi immuno-oncology revenue includes recognition of deferred revenue from $640.0 million of up-front payments received in the third quarter of 2015 in connection with the execution of the IO Collaboration agreements.
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

Bayer Collaboration Revenue	Nine Months Ended September 30,
(In millions)	2016	2015
EYLEA:
Regeneron's net profit in connection with commercialization of EYLEA outside the United States	$484.2	$326.6
Sales milestones	—	15.0
Cost-sharing of Regeneron EYLEA development expenses	7.2	6.9
Other	45.9	50.7
Total EYLEA	537.3	399.2
PDGFR-beta antibody:
Cost-sharing of rinucumab/aflibercept development expenses	8.6	8.7
Other	7.8	7.8
Total PDGFR-beta antibody	16.4	16.5
Ang2 antibody:
Cost-sharing of nesvacumab/aflibercept development expenses	5.6	—
Other	3.5	—
Total Ang2 antibody	9.1	—
Total Bayer collaboration revenue	$562.8	$415.7
Regeneron's net profit in connection with commercialization of EYLEA outside the United States is summarized below.

Regeneron's Net Profit from EYLEA Sales Outside the United States	Nine Months Ended September 30,
(In millions)	2016	2015
Net product sales outside the United States	$1,375.9	$1,000.7
Regeneron's share of collaboration profit from sales outside the United States	524.8	368.1
Reimbursement of EYLEA development expenses incurred by Bayer in accordance with Regeneron's payment obligation	(40.6)	(41.5)
Regeneron's net profit in connection with commercialization of EYLEA outside the United States	$484.2	$326.6
Bayer records revenue from sales of EYLEA outside the United States. In the first nine months of 2016 and 2015, our share of the profit we earned from commercialization of EYLEA outside the United States was partly offset by our contractual obligation to reimburse Bayer for a portion of the agreed-upon development expenses previously incurred by Bayer.
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
Other Revenue
In connection with the amendment and extension of our VelocImmune license agreement with Astellas, in August 2010, we received a $165.0 million up-front payment, which was deferred upon receipt and is being recognized as revenue ratably over a seven-year period beginning in June 2011. In the first nine months of both 2016 and 2015, we recognized $17.7 million of revenue related to this agreement.
In connection with the Amended ZALTRAP Agreement, we recorded $21.3 million of revenue in the first nine months of 2016 primarily related to (i) a percentage of net sales of ZALTRAP for the quarter that Sanofi is obligated to pay us and (ii) manufacturing ZALTRAP commercial supplies for Sanofi. In the first nine months of 2015, we recorded $32.0 million of revenue in connection with the Amended ZALTRAP Agreement primarily related to (i) manufacturing ZALTRAP commercial supplies for Sanofi and (ii) a percentage of net sales of ZALTRAP from July 1, 2014 (the effective date of the Amended ZALTRAP Agreement) through September 30, 2015.
In connection with our fasinumab collaborations with MTPC and Teva, we recognized $17.1 million of other revenue in the first nine months of 2016. As described in the "Collaboration Agreements" section above, in late September 2015, we entered into a fasinumab collaboration agreement with MTPC, and, in September 2016, we entered into a fasinumab collaboration agreement with Teva.
Expenses
Total operating expenses increased to $2,649.9 million in the first nine months of 2016 from $1,984.8 million in the first nine months of 2015. Our average headcount in the first nine months of 2016 increased to 4,786 from 3,535 in the same period in 2015, principally in connection with expanding our research and development, manufacturing, and commercialization activities.
Operating expenses in the first nine months of 2016 and 2015 included a total of $405.3 million and $300.7 million, respectively, of Non-cash Compensation Expense. The increase in total Non-cash Compensation Expense in the first nine months of 2016 was primarily attributable to the higher fair market value of our Common Stock on the date of our annual employee option grants made in December 2015 compared to recent prior years.
Research and Development Expenses
Research and development expenses increased to $1,573.1 million in the first nine months of 2016 from $1,159.4 million in the same period of 2015. The following table summarizes the major categories of our research and development expenses:

Research and Development Expenses	Nine Months Ended September 30,		Increase
(In millions)	2016	2015	(Decrease)
Payroll and benefits (1)	$453.9	$365.9	$88.0
Clinical trial expenses	266.9	212.2	54.7
Clinical manufacturing costs (2)	419.9	306.0	113.9
Research and other development costs	220.7	98.6	122.1
Occupancy and other operating costs	130.0	97.6	32.4
Cost-sharing of Bayer and Sanofi development expenses (3)	81.7	79.1	2.6
Total research and development expenses	$1,573.1	$1,159.4	$413.7
(1) Includes Non-cash Compensation Expense of $200.5 million for the nine months ended September 30, 2016 and $154.2 million for the nine months ended September 30, 2015.
(2) Represents the full cost of manufacturing drug for use in research, preclinical development, and clinical trials, as well as pre-launch commercial supplies which were not capitalized as inventory. Includes related payroll and benefits, Non-cash Compensation Expense, manufacturing materials and supplies, drug filling, packaging, and labeling costs, depreciation, and occupancy costs of our Rensselaer, New York manufacturing facility. Also includes Non-cash Compensation Expense of $37.5 million for the nine months ended September 30, 2016 and $28.9 million for the nine months ended September 30, 2015.
(3) Under our collaborations with Bayer and Sanofi, in periods when Bayer or Sanofi incurs certain development expenses, we also recognize, as additional research and development expense, the portion of our collaborators' development expenses that we are obligated to reimburse.
Payroll and benefits increased principally due to the increase in employee headcount and Non-cash Compensation Expense, as described above. Clinical trial expenses increased primarily due to (i) the initiation of additional clinical studies of fasinumab, (ii) additional enrollment in REGN2810 clinical studies as well as the 2016 initiation of a clinical study of REGN2810 for the treatment of advanced cutaneous squamous cell carcinoma, and (iii) the initiation of Phase 2 studies of nesvacumab/aflibercept in wet AMD and DME in 2016, partly offset by lower costs in connection with our Dupixent clinical program as some later-stage studies wind down. Clinical manufacturing costs increased primarily due to higher costs related to purchases of higher volumes of clinical manufacturing supplies and manufacturing additional drug supplies of Dupixent, fasinumab, REGN2810, rinucumab/aflibercept, and REGN2222, partly offset by lower costs related to manufacturing fewer clinical supplies of Praluent and sarilumab. Research and other development costs increased primarily due to the $75.0 million up-front payment made in connection with the April 2016 license and collaboration agreement with Intellia, the $25.0 million up-front payment made in connection with the July 2016 license and collaboration agreement with Adicet, and an increase in lab supplies in connection with early stage research activities. Occupancy and other operating costs increased principally in connection with higher information technology- and facility-related costs at our Tarrytown and Rensselaer, New York sites due to higher headcount and expanded research and development activities.

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

Project Costs	Nine Months Ended September 30,		Increase
(In millions)	2016	2015	(Decrease)
Praluent	$118.8	$195.2	$(76.4)
Dupixent	373.7	269.2	104.5
Sarilumab	36.7	67.4	(30.7)
Fasinumab	124.4	24.7	99.7
REGN2222	48.8	29.4	19.4
REGN2810	80.1	25.9	54.2
Other antibody candidates in clinical development	185.1	163.8	21.3
Other research programs and unallocated costs (1)	605.5	383.8	221.7
Total research and development expenses	$1,573.1	$1,159.4	$413.7
(1) For the nine months ended September 30, 2016, includes the $75.0 million up-front payment made in connection with the April 2016 license and collaboration agreement with Intellia and the $25.0 million up-front payment made in connection with the July 2016 license and collaboration agreement with Adicet.
For the reasons described above under "Research and Development Expenses" for the three months ended September 30, 2016 and 2015, and due to the variability in the costs necessary to develop a pharmaceutical product and the uncertainties related to future indications to be studied, the estimated cost and scope of the projects, and our ultimate ability to obtain governmental approval for commercialization, accurate and meaningful estimates of the total cost to bring our product candidates to market are not available. Similarly, we are currently unable to reasonably estimate if our product candidates in clinical development will generate material product revenues and net cash inflows.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased to $851.8 million in the first nine months of 2016 from $543.6 million in the first nine months of 2015 primarily due to (i) higher commercialization-related expenses associated with EYLEA and Praluent, (ii) higher contributions to not-for-profit organizations, including donations to independent not-for-profit patient assistance organizations, (iii) higher headcount and headcount-related costs, and (iv) higher Non-cash Compensation Expense principally for the reason described under "Expenses" above. Selling, general, and administrative expenses included $157.2 million and $110.8 million of Non-cash Compensation Expense in the first nine months of 2016 and 2015, respectively.
Cost of Goods Sold
Cost of goods sold decreased to $150.1 million in the first nine months of 2016 from $170.6 million in the first nine months of 2015. Cost of goods sold primarily consists of costs in connection with producing U.S. EYLEA commercial supplies, various start-up costs in connection with our Limerick, Ireland commercial manufacturing facility, and royalties. Cost of goods sold decreased principally due to the fact that, effective May 2016, we are no longer obligated to pay royalties to Genentech based on U.S. sales of EYLEA. This decrease was partly offset by an increase in Limerick start-up costs and an increase in U.S. EYLEA net sales. In addition, in the first nine months of 2016 and 2015, cost of goods sold included inventory write-downs and reserves totaling $11.3 million and $9.9 million, respectively.

Cost of Collaboration and Contract Manufacturing
Cost of collaboration and contract manufacturing, which includes costs we incur in connection with producing commercial drug supplies for Sanofi and Bayer, decreased to $74.9 million in the first nine months of 2016 from $111.3 million in the first nine months of 2015. This decrease was partly due to lower royalties since our obligation to pay Genentech based on sales of EYLEA outside the United States also ended in May 2016. In addition, in the first quarter of 2015, we recognized $20.2 million of expense for ZALTRAP commercial supplies that were previously shipped to Sanofi because our risk of inventory loss no longer existed under the Amended ZALTRAP Agreement.
Other Income and Expense
Interest and other expense in the first nine months of 2016 decreased compared to the first nine months of 2015 primarily due to (i) recognition of a $0.5 million and $16.9 million loss in the first nine months of 2016 and 2015, respectively, in connection with Notes which were surrendered for conversion during the respective periods, and (ii) a decrease in interest expense related to conversions of a substantial portion of the Notes in 2015.
Income Taxes
In the first nine months of 2016 and 2015, we recorded income tax expense of $345.9 million and $516.7 million, respectively. The effective tax rate was 35.0% and 51.8% for the first nine months of 2016 and 2015, respectively. The effective tax rate for the first nine months of 2016 was negatively impacted, compared to the U.S. federal statutory rate, by losses incurred in foreign jurisdictions with rates lower than the U.S. federal statutory rate and the non-tax deductible Branded Prescription Drug Fee. However, the negative impact of those items was offset by the positive impact of the tax benefit associated with stock-based compensation, the domestic manufacturing deduction, the federal tax credit for increased research activities.
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
Liquidity and Capital Resources
Sources and Uses of Cash for the Nine Months Ended September 30, 2016 and 2015
As of September 30, 2016, we had $2,186.3 million in cash, cash equivalents, and marketable securities compared with $1,677.4 million as of December 31, 2015. Additionally, as of September 30, 2016, we had borrowing availability of $750.0 million under a revolving credit facility that was entered into during the first quarter of 2015 (see further description under "Credit Facility" below).
Cash Provided by Operating Activities
Net cash provided by operating activities was $1,095.5 million in the first nine months of 2016. Our net income of $642.4 million in the first nine months of 2016 included Non-cash Compensation Expense of $405.3 million and depreciation and amortization of $75.8 million. Deferred tax assets as of September 30, 2016 increased by $190.3 million, compared to December 31, 2015, primarily due to an increase in share-based compensation, the tax basis of intangible assets, and deferred revenue.
As of September 30, 2016, Sanofi, Bayer, and trade accounts receivable increased by $176.1 million, compared to December 31, 2015, primarily due to higher U.S. EYLEA sales. Inventories as of September 30, 2016 increased by $99.7 million, compared to December 31, 2015, primarily due to increased production of commercial supplies of EYLEA and Praluent. Deferred revenue increased by $282.2 million as of September 30, 2016, compared to December 31, 2015, primarily due to $250.0 million and $60.0 million of payments received in the first nine months of 2016 from Teva and Mitsubishi, respectively, in connection with the companies' respective fasinumab collaborations, and the $50.0 million up-front payment from Bayer in connection with the companies' Ang2 collaboration (as described above), partly offset by the amortization of these 2016 payments and past up-front payments from Sanofi. Accounts payable, accrued expenses, and other liabilities increased by $107.4 million as of September 30, 2016, compared to December 31, 2015, primarily due to higher tax-related liabilities, partly offset by lower royalties payable since our obligation to pay Genentech based on sales of EYLEA ended in May 2016.
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

As of September 30, 2015, Sanofi, Bayer, and trade accounts receivable increased by $462.9 million, compared to December 31, 2014, primarily due to higher U.S. EYLEA sales and higher amounts due from Sanofi in connection with the companies' Antibody Collaboration. Inventories as of September 30, 2015 increased by $66.3 million, compared to December 31, 2014, primarily due to increased production of EYLEA commercial supplies as well as capitalization of Praluent inventory. Deferred revenue increased by $624.1 million as of September 30, 2015, compared to December 31, 2014, primarily due to $640.0 million of up-front payments received from Sanofi in connection with the companies' IO Collaboration. Accounts payable, accrued expenses, and other liabilities increased by $164.7 million as of September 30, 2015, compared to December 31, 2014, primarily due to (i) higher accruals for sales-related charges and deductions, and royalties related to EYLEA, (ii) higher expenditures in connection with our expanding research and development activities, (iii) higher payroll and payroll-related costs, and (iv) higher tax-related liabilities.
Cash Used in Investing Activities
Net cash used in investing activities was $775.5 million and $784.3 million in the first nine months of 2016 and 2015, respectively. In the first nine months of 2016 and 2015, purchases of marketable securities exceeded sales or maturities by $414.1 million and $284.1 million, respectively. Capital expenditures were $361.5 million and $500.2 million in the first nine months of 2016 and 2015, respectively. Capital expenditures in the first nine months of 2016 primarily included costs in connection with renovations of our Limerick, Ireland manufacturing facility, tenant improvement and associated costs at our leased Tarrytown, New York facilities, renovations and additions to certain areas of our Rensselaer, New York manufacturing facilities, the purchase of an office building near our Rensselaer manufacturing facilities, and purchases of equipment. Capital expenditures in the first nine months of 2015 primarily included costs in connection with renovations of our Limerick, Ireland manufacturing facility, tenant improvement and associated costs related to two new buildings which were under construction at our leased Tarrytown, New York facilities, and expansion of our Rensselaer, New York manufacturing facilities. In addition, in April 2015, we acquired an approximate 100-acre parcel of undeveloped land adjacent to our current Tarrytown, New York Location for an aggregate purchase price of $73.0 million.
Cash Used in Financing Activities
Net cash used in financing activities was $208.7 million and $258.8 million in the first nine months of 2016 and 2015, respectively. In the first nine months of 2016 and 2015, $12.7 million and $146.0 million principal amount of our Notes, respectively, that was previously surrendered for conversion was settled. In accordance with the terms of the Notes, we elected to settle these conversion obligations through a combination of cash, in an amount equal to the principal amount of the converted Notes, and shares of our Common Stock in respect of any amounts due in excess thereof. Also during the first nine months of 2016 and 2015, we paid an aggregate amount of $242.1 million and $523.5 million, respectively, to warrant holders to reduce the maximum number of shares of Common Stock issuable upon exercise of the warrants. Proceeds from issuances of Common Stock, in connection with exercises of employee stock options, were $89.8 million in the first nine months of 2016, compared to $150.4 million in the first nine months of 2015. In addition, payments for employee tax obligations in connection with stock option exercises and vesting of restricted stock (as applicable) were $47.0 million in the first nine months of 2016 compared to $71.7 million in the first nine months of 2015. In the first nine months of 2015, cash flows from financing activities included $305.6 million, due to utilization of excess tax benefits in connection with stock option exercises, which offset cash tax obligations. In the second quarter of 2016, we elected to adopt Accounting Standards Update 2016-09, Compensation - Stock Compensation, Improvements to Employee Share-Based Payment Accounting. As a result, we prospectively recorded excess tax benefits as an operating activity in the statement of cash flows (previously, such amounts were recognized as a financing activity in the statement of cash flows).
Credit Facility
In March 2015, we entered into an agreement with a syndicate of lenders (the Credit Agreement) which provides for a $750.0 million senior unsecured five-year revolving credit facility (the Credit Facility). The Credit Agreement includes an option for us to elect to increase the commitments under the Credit Facility and/or to enter into one or more tranches of term loans in the aggregate principal amount of up to $250.0 million subject to the consent of the lenders providing the additional commitments or term loans, as applicable, and certain other conditions. Proceeds of the loans under the Credit Facility may be used to finance working capital needs, and for general corporate or other lawful purposes, of Regeneron and its subsidiaries. The Credit Agreement also provides a $100.0 million sublimit for letters of credit. The Credit Agreement includes an option for us to elect to extend the maturity date of the Credit Facility beyond March 2020, subject to the consent of the extending lenders and certain other conditions. Amounts borrowed under the Credit Facility may be prepaid, and the commitments under the Credit Facility may be terminated, at any time without premium or penalty. We had no borrowings outstanding under the Credit Facility as of September 30, 2016.
The Credit Agreement contains financial and operating covenants. Financial covenants include a maximum total leverage ratio and a minimum interest expense coverage ratio. We were in compliance with all covenants of the Credit Facility as of September 30, 2016.

Capital Expenditures
Our cash expenditures for property, plant, and equipment totaled $361.5 million in the first nine months of 2016 and $500.2 million in the first nine months of 2015 (as described under "Cash Used in Investing Activities" above). We expect to incur capital expenditures of approximately $119 million to $149 million in the fourth quarter of 2016 primarily in connection with renovating our new Limerick, Ireland facility, expanding our Tarrytown, New York facilities, and expanding and renovating portions of our manufacturing facilities at our Rensselaer, New York facility.
Funding Requirements
We believe that our existing capital resources, borrowing availability under our revolving credit facility, funds generated by anticipated EYLEA net product sales, and, as described above under "Collaboration Agreements," funding for reimbursement of research and development costs that we are entitled to receive under our collaboration agreements, will enable us to meet our projected operating needs for the foreseeable future.
We expect continued increases in our expenditures, particularly in connection with our research and development activities (including preclinical and clinical testing). Clinical trial costs are dependent, among other things, on the size and duration of trials (for example, we have several ongoing late-stage clinical trials which are large and for which we expect to incur significant costs), fees charged for services provided by clinical trial investigators and other third parties, the costs for manufacturing the product candidate for use in the trials, and for supplies, laboratory tests, and other expenses. In addition to our anticipated commercialization costs for EYLEA and Praluent, we anticipate incurring substantial commercialization costs in connection with our late-stage antibody product candidates, including sarilumab and Dupixent. Commercialization costs over the next few years will depend on, among other things, whether or not our antibody product candidates in later stage clinical development receive regulatory approval, the market potential for product candidates, and the commercialization terms of our collaboration agreements, if applicable (whereby commercialization costs may be shared with our collaborators).
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
As of September 30, 2016, an aggregate of 1,345,027 warrants (subject to adjustment from time to time as provided in the applicable warrant agreements) remained outstanding. The warrants will become exercisable (and, if not exercised, will expire) at various dates during 2017. We may settle, at our option, any payments due under the warrant agreements in cash or shares of our Common Stock. We may also seek to further reduce the number of warrants outstanding prior to becoming exercisable through additional amendment agreements with warrant holders.
Future Impact of Recently Issued Accounting Standards
See Note 13 to our Condensed Consolidated Financial Statements for a summary of recently issued accounting standards.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risks, and the way we manage them, are summarized in Part II, Item 7A, "Quantitative and Qualitative Disclosures Around Market Risk" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (filed February 11, 2016). There have been no material changes to our market risks or to our management of such risks as of September 30, 2016.

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
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are a party to legal proceedings in the course of our business, including those described in our Annual Report on Form 10-K for the year ended December 31, 2015 (filed February 11, 2016), our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 (filed May 5, 2016), our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016 (filed August 4, 2016), and those described below. The outcome of any such proceedings, regardless of the merits, is inherently uncertain. For a description of risks relating to these and other legal proceedings we face, see Part II, Item 1A. "Risk Factors," including the discussion under the headings entitled "Risks Related to Intellectual Property and Market Exclusivity," "Regulatory and Litigation Risks," and "Risks Related to Our Common Stock."
Proceedings Relating to '287 Patent and '163 Patent
As previously reported, on September 25, 2013, we commenced patent infringement litigation against Kymab Ltd in the English High Court of Justice, Chancery Division, Patents Court, in London, asserting our European Patent No. 1,360,287 (the '287 Patent) and European Patent No. 2,264,163 (the '163 Patent), both of which concern genetically altered mice capable of producing chimeric antibodies that are part human and part mouse. A trial to adjudicate the claims of infringement and counterclaims of invalidity of the '287 Patent and the '163 Patent was held from November 16, 2015 through December 8, 2015. On February 1, 2016, the court issued a final judgment, finding that the asserted claims of the '287 and '163 Patents are novel, not obvious, and infringed by Kymab's genetically engineered mice. However, the court invalidated the '287 and '163 Patents on the ground of insufficiency. On April 27, 2016, the court granted permission for our appeal and Kymab's cross-appeal, and on May 18, 2016, Regeneron and Kymab filed their respective notices to appeal the court's decision on the '287 and '163 Patents. The hearing for the appeal and the cross-appeal is currently scheduled for October 2017.
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
Also on July 25, 2016, Amgen filed a lawsuit for infringement of the '124 Patent against us, Sanofi-Aventis Groupe S.A., Sanofi Winthrop Industrie S.A., and Sanofi-Aventis Deutschland GmbH in the Regional Court of Düsseldorf, Germany, seeking an injunction, an accounting of marketing activities, a recall of Praluent and its removal from distribution channels, and damages.
On September 26, 2016, Amgen filed a lawsuit for infringement of the '124 Patent in the Tribunal de grande instance in Paris, France against us, Sanofi-Aventis Groupe S.A., and Sanofi Winthrop Industrie. Amgen is seeking the prohibition of allegedly infringing activities with a €10,000 penalty per drug unit of Praluent produced in violation of the court order sought by Amgen; an appointment of an expert for the assessment of damages; disclosure of technical (including supply-chain) and accounting information to the expert and the court; provisional damages of €10.0 million (which would be awarded on an interim basis pending final determination); reimbursement of costs; publication of the ruling in three newspapers; and provisional enforcement of the decision to be issued, which would ensure enforcement of the decision (including any provisional damages) pending appeal. Amgen is not seeking a preliminary injunction in this proceeding at this time.
Proceedings Relating to Patents Owned by Genentech and City of Hope
As previously reported, on July 27, 2015, we and Sanofi-Aventis U.S. LLC filed a complaint in the United States District Court for the Central District of California (Western Division) seeking a declaratory judgment of invalidity, as well as non-infringement by the manufacture, use, sale, offer of sale, or importation of Praluent, of U.S. Patent No. 7,923,221 (the '221 Patent) jointly owned by Genentech, Inc. and City of Hope relating to the production of recombinant antibodies by host cells. On August 18, 2016, we and Sanofi entered into a License and Settlement Agreement with Genentech and City of Hope that resolved all outstanding issues concerning the '221 Patent and U.S. Patent No. 6,331,415 (collectively, the Cabilly Patents) in the above-referenced litigation and the previously reported inter partes review proceeding in the United States Patent and Trademark Office (USPTO), resulting in a joint stipulation of dismissal being entered in the court and the USPTO. Under the agreement, Regeneron has been granted a license to the Cabilly Patents to make, use, and sell Praluent and all other antibody products under development at the time of the settlement.
Proceedings Relating to Shareholder Derivative Claim
As previously reported, on December 30, 2015, an alleged shareholder filed a shareholder derivative complaint in the New York Supreme Court, naming the current and certain former non-employee members of our board of directors, the Chairman of the board of directors, our Chief Executive Officer, and our Chief Scientific Officer as defendants and Regeneron as a nominal defendant. The complaint asserts that the individual defendants breached their fiduciary duties and were unjustly enriched when they approved and/or received allegedly excessive compensation in 2013 and 2014. On March 2, 2016, the defendants filed a motion to dismiss the shareholder derivative complaint. On August 16, 2016, the court heard oral argument on defendants' motion to dismiss. Pursuant to our By-Laws and the New York Business Corporation Law, expenses in connection with the foregoing are being advanced by us for the individual defendants.
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
EYLEA net sales represent a substantial portion of our revenues and this concentration of our net sales in a single product makes us substantially dependent on that product. For the nine months ended September 30, 2016 and 2015, EYLEA net sales in the United States represented 68% and 64% of our total revenues, respectively. If we were to experience difficulty with the commercialization of EYLEA in the United States, if Bayer were to experience any difficulty with the commercialization of EYLEA outside the United States, or if we and Bayer are unable to maintain current marketing approvals of EYLEA, we may experience a reduction in revenue and may not be able to sustain profitability, and our business, prospects, operating results, and financial condition would be materially harmed.
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

•
the results of post-approval studies of (i) Praluent (including the ongoing ODYSSEY OUTCOMES trial prospectively assessing the potential of Praluent to demonstrate cardiovascular benefit), whether conducted by us or by others and whether mandated by regulatory agencies or voluntary, and (ii) other PCSK9 inhibitors, including Repatha, that could implicate an entire class of products or are perceived to do so;

•	our ability to meet the demand for commercial supplies of Praluent;

•
the effect of existing and new health care laws and regulations currently being considered or implemented in the United States, including reporting and disclosure requirements of such laws and regulations and the potential impact of such requirements on physician prescription practices;

•
maintaining and successfully monitoring commercial manufacturing arrangements for Praluent with third parties who perform fill/finish or other steps in the manufacture of Praluent to ensure that they meet our standards and those of regulatory authorities, including the FDA, which extensively regulate and monitor pharmaceutical manufacturing facilities; and

•
the outcome of the pending patent infringement proceedings initiated by Amgen against us and Sanofi (described further in Part I, Item 3. "Legal Proceedings" of our Annual Report on Form 10-K for the year ended December 31, 2015 and Part II, Item 1. "Legal Proceedings" of our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2016 and June 30, 2016, respectively, and this report), and other risks associated with intellectual property of other parties and pending or future litigation relating thereto, as discussed under "Risks Related to Intellectual Property and Market Exclusivity" below.

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
There is significant actual and potential future competition for Praluent. Amgen's PCSK9 program is currently the most advanced of the competitors, having already received regulatory approvals in jurisdictions including the U.S., the EU, and Japan for its PCSK9 inhibitor Repatha. Amgen may obtain marketing approval for Repatha in one or more additional countries before Praluent is approved in those countries. Several other companies, including AstraZeneca PLC and Eli Lilly and Company, also have development programs for antibodies against PCSK9. Alnylam Pharmaceuticals, Inc, in collaboration with The Medicines Company, has a clinical program underway with an RNAi molecule against PCSK9. In addition, there are therapeutic products targeting PCSK9 operating through other mechanisms of action in development, including oral products and vaccines. Oral products that lower LDL-C, if approved, may also be competitive with PCSK9 inhibitors, including Praluent. Certain late-stage inhibitors of cholesterylester transfer protein (CETP), such as Merck &Co., Inc's anacetrapib, lower LDL-C and may be launched with supporting data from outcomes trials prior to the completion of our own outcomes trial for Praluent. Other oral agents for lowering LDL-C that may potentially compete with Praluent include ETC-1002, which is being developed by Esperion Therapeutics, Inc.; and gemcabene, which is being developed by Gemphire Therapeutics Inc.

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
Only a small minority of all research and development programs ultimately result in commercially successful drugs. Clinical trials may not demonstrate statistically sufficient effectiveness and safety to obtain the requisite regulatory approvals for these product candidates in these indications. Many companies in the biopharmaceutical industry, including our company, have suffered significant setbacks in clinical trials, even after promising results have been obtained in earlier trials. In a number of instances, we have terminated the development of product candidates due to a lack of or only modest effectiveness, and clinical trials evaluating our product candidates failed to meet the relevant endpoints. For example, in September 2016, we reported that in the Phase 2 study evaluating aflibercept co-formulated with rinucumab, an anti-platelet-derived growth factor receptor beta (anti-PDGFR-beta) antibody, in patients with wet AMD, the combination therapy did not demonstrate an improvement in best corrected visual acuity compared to intravitreal aflibercept injection monotherapy at 12 weeks. Moreover, even if we obtain positive results from preclinical testing or clinical trials, we may not achieve the same success in future trials, or the FDA and analogous foreign regulatory authorities may deem the results insufficient for an approval. For instance, based on the results of three Phase 3 studies, we submitted a supplemental BLA filing to the FDA seeking approval of ARCALYST for the prevention of gout flares in patients initiating uric acid-lowering drug therapy. In May 2012, the Arthritis Advisory Committee of the FDA voted to recommend against approval of ARCALYST for the prevention of gout flares in patients initiating uric acid-lowering drug therapy and, in July 2012, we received a Complete Response letter from the FDA requesting additional information, including clinical data, as well as additional CMC information related to a proposed new dosage form. We have discontinued development of ARCALYST for gout.
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
Our business requires using sensitive and proprietary technology and other information that we protect as trade secrets. We seek to prevent improper disclosure of these trade secrets through confidentiality agreements. If our trade secrets are improperly disclosed, by our current or former employees, our collaborators, or otherwise, it would help our competitors and adversely affect our business. We will be able to protect our proprietary rights only to the extent that our proprietary technologies and other information are covered by valid and enforceable patents or are effectively maintained as trade secrets. The patent position of biotechnology companies, including our company, involves complex legal and factual questions and, therefore, enforceability cannot be predicted with certainty. Our patents may be challenged, invalidated, held to be unenforceable, or circumvented. Patent applications filed outside the United States may be challenged by other parties, for example, by filing third-party observations that argue against patentability or an opposition. Such opposition proceedings are increasingly common in the EU and are costly to defend. For example, our European Patent No. 1,360,287 was, and our European Patent No. 2,264,163 is, the subject of opposition proceedings in the European Patent Office, as described in Part I, Item 3. "Legal Proceedings" of our Annual Report on Form 10-K for the year ended December 31, 2015 and in Part II, Item 1. "Legal Proceedings" of our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2016 and June 30, 2016, respectively, and this report (as applicable). We have pending patent applications in the United States Patent and Trademark Office, the European Patent Office, and the patent offices of other foreign jurisdictions, and it is likely that we will need to defend patents from challenges by others from time to time in the future. Certain of our U.S. patents may also be challenged by parties who file a request for post-grant review or inter partes reexamination under the America Invents Act of 2011 or ex parte reexamination. Post-grant proceedings are increasingly common in the United States and are costly to defend. Our patent rights may not provide us with a proprietary position or competitive advantages against competitors. Furthermore, even if the outcome is favorable to us, the enforcement of our intellectual property rights can be extremely expensive and time consuming.

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
We have been in the past, are currently, and may in the future be involved in patent litigation and other proceedings involving our patents. For example, we are currently parties to patent infringement proceedings initiated by us relating to our European Patent No. 1,360,287, our European Patent No. 2,264,163, and our U.S. Patent No. 8,502,018, all of which concern genetically altered mice capable of producing chimeric antibodies that are part human and part mouse, as described in Part I, Item 3. "Legal Proceedings" of our Annual Report on Form 10-K for the year ended December 31, 2015 and Part II, Item 1. "Legal Proceedings" of our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2016 and June 30, 2016, respectively, and this report. In addition, we are currently parties to patent infringement proceedings initiated by Amgen against us and Sanofi relating to Praluent, as described in Part I, Item 3. "Legal Proceedings" of our Annual Report on Form 10-K for the year ended December 31, 2015 and Part II, Item 1. "Legal Proceedings" of our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2016 and June 30, 2016, respectively, and this report. We are aware of additional patents and pending applications owned by others that claim antibodies to PCSK9 and methods of treating hypercholesterolemia with such antibodies. We are also aware of patents and pending applications owned by others that respectively claim antibodies to IL-6R and IL-4R and methods of treating rheumatoid arthritis and uveitis and atopic dermatitis and asthma with such antibodies. In addition to Praluent, our late-stage antibody-based pipeline includes sarilumab, an antibody to IL-6R, intended for the treatment of rheumatoid arthritis and non-infectious uveitis; Dupixent (dupilumab), an antibody to IL-4R, intended for the treatment of atopic dermatitis, asthma, nasal polyposis, and eosinophilic esophagitis; REGN2222, an antibody targeting RSV-F; and fasinumab, an antibody to NGF. Although we do not believe that any of our late-stage antibody product candidates infringes any valid claim in these patents or patent applications, these other parties could initiate lawsuits for patent infringement and assert that their patents are valid and cover our late-stage antibody product candidates, similar to the patent infringement proceedings initiated by Amgen referred to above. Further, we are aware of a number of patent applications of others that, if granted with claims as currently drafted, may cover our current or planned activities. It could be determined that our products and/or actions in manufacturing or selling our product candidates infringe such patents.
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
Our manufacturing facilities would be inadequate to produce the active pharmaceutical ingredients of (a) our current marketed products, including EYLEA and Praluent, and (b) our antibody product candidates in sufficient clinical quantities if our clinical pipeline advances as planned. In addition to expanding our internal capacity, we intend to rely on our collaborators, as well as contract manufacturers, to produce commercial quantities of drug material needed for commercialization of our products to the extent such quantities are not manufactured at our own facility. As we increase our production in anticipation of potential regulatory approval for our late-stage antibody product candidates, our current manufacturing capacity will likely not be sufficient, and we may depend on our collaborators or contract manufacturers, to produce adequate quantities of drug material for both commercial and clinical purposes. We rely entirely on other parties and our collaborators for filling and finishing services. Generally, in order for other parties to perform any step in the manufacturing and supply chain, we must transfer technology to the other party, which can be time consuming and may not be successfully accomplished without considerable cost and expense, or at all. We will have to depend on these other parties to perform effectively on a timely basis and to comply with regulatory requirements. If for any reason they are unable to do so, and as a result we are unable to directly or through other parties manufacture and supply sufficient commercial and clinical quantities of our products on acceptable terms, or if we should encounter delays or other difficulties in our relationships with our collaborators, contract manufacturers, or other parties involved in our supply chain which adversely affect the timely manufacture and supply of our products or product candidates, our business, prospects, operating results, and financial condition may be materially harmed.

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
Our ability to continue to manufacture EYLEA, Praluent, ZALTRAP, and ARCALYST in our Rensselaer, New York facilities and our ability to manufacture our marketed products at additional facilities in the future, or to utilize third parties to produce our products, to supply raw materials or other products, or to perform fill/finish services or other steps in our manufacture and supply chain, depends on our and their ability to operate without infringing the patents or other intellectual property rights of others. Other parties may allege that our manufacturing activities, or the activities of third parties involved in our manufacture and supply chain (which may be located in jurisdictions outside the United States), infringe patents or other intellectual property rights. A judicial or regulatory decision in favor of one or more parties making such allegations could directly or indirectly preclude the manufacture of our products to which those intellectual property rights apply on a temporary or permanent basis, which could materially harm our business, prospects, operating results, and financial condition.
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
We and our third-party providers are required to maintain compliance with cGMPs, and are subject to inspections by the FDA or comparable agencies in other jurisdictions to confirm such compliance. Changes of suppliers or modifications of methods of manufacturing may require amending our application(s) to the FDA or such comparable foreign agencies and acceptance of the change by the FDA or such comparable foreign agencies prior to release of product(s). Because we produce multiple products and product candidates at our facility in Rensselaer, New York, including EYLEA, Praluent, ZALTRAP, and ARCALYST, there are increased risks associated with cGMP compliance. Our inability, or the inability of our third-party fill/finish or other service providers, to demonstrate ongoing cGMP compliance could require us to engage in lengthy and expensive remediation efforts, withdraw or recall product, halt or interrupt clinical trials, and/or interrupt commercial supply of any marketed products, and could also delay or prevent our obtaining regulatory approval for our late-stage product candidates or new indications for our marketed products. For example, on October 28, 2016, the FDA issued a complete response letter relating to the BLA for sarilumab, which referred to certain deficiencies identified during a routine cGMP inspection of the Sanofi facility in Le Trait, France where sarilumab is filled and finished; satisfactory resolution of these deficiencies is required before the BLA can be approved. While Sanofi submitted a comprehensive corrective action plan to the FDA and is implementing the corrective actions specified in that plan, there is no guarantee that Sanofi will be able to resolve those deficiencies timely or at all. Any delay, interruption, or other issue that arises in the manufacture, fill/finish, packaging, or storage of any drug product or product candidate as a result of a failure of our facilities or the facilities or operations of third parties to pass any regulatory agency inspection or maintain cGMP compliance could significantly impair our ability to develop, obtain approval for, and successfully commercialize our products, which would substantially harm our business, prospects, operating results, and financial condition. Any finding of non-compliance could also increase our costs, cause us to delay the development of our product candidates, result in delay in our obtaining, or our not obtaining, regulatory approval of product candidates or new indications for our marketed products, and cause us to lose revenue from any marketed products, which could be seriously detrimental to our business, prospects, operating results, and financial condition.

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
We are aware of several pharmaceutical and biotechnology companies actively engaged in the research and development of antibody products against targets that are also the targets of our early- and late-stage product candidates. For example, Pfizer (in collaboration with Eli Lilly) is developing an antibody product candidate against NGF. Genentech/Roche is marketing an antibody against IL-6R (Actemra® (tocilizumab)) for the treatment of rheumatoid arthritis that would compete with sarilumab, our IL-6R antibody, if it is approved. In addition, several other companies, including Johnson & Johnson (in collaboration with GlaxoSmithKline plc), Alder Biopharmaceuticals, Inc., Ablynx (in collaboration with AbbVie), and R-Pharm, have antibodies against IL-6 or IL-6R in clinical development. A number of companies are developing antibodies that, if approved, may compete with Dupixent, our IL-4R antibody, if it is approved, including Roche (an antibody against IL-13), AstraZeneca (antibodies against IL-4R, IL-5R, and IL-13), Novartis (a combination antibody against IL-4 and IL-13), and Amgen (in collaboration with AstraZeneca) (an antibody against thymic stromal lymphopoietin, or TSLP). GlaxoSmithKline's Nucala® (mepolizumab) and Teva's Cinqair® (reslizumab), both of which are antibodies against IL-5, may also compete with Dupixent, if Dupixent is approved. For RSV, AstraZeneca commercializes an RSV-F protein antibody Synagis® (palivizumab), and other antibodies are in clinical development, including by AstraZeneca (in collaboration with AIMM Therapeutics).

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
We sell EYLEA in the United States to several distributors and specialty pharmacies. Under this distribution model, the distributors and specialty pharmacies generally take physical delivery of product and generally sell the product directly to healthcare providers. For the nine months ended September 30, 2016, we recorded 99% of our total gross product revenue from sales to three distributors, and a single distributor, Besse Medical, a subsidiary of AmerisourceBergen Corporation, accounted for 56% of our total gross product revenue in the same period. We expect this significant customer concentration to continue for the foreseeable future. Our ability to generate and grow sales of EYLEA will depend, in part, on the extent to which our distributors and specialty pharmacies are able to provide adequate distribution of EYLEA to healthcare providers. Although we believe we can find additional distributors, if necessary, our revenue during any period of disruption could suffer and we might incur additional costs. In addition, these customers are responsible for a significant portion of our net trade accounts receivable balances. The loss of any large customer, a significant reduction in sales we make to them, any cancellation of orders they have made with us, or any failure to pay for the products we have shipped to them could adversely affect our results of operations.
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
As part of the PPACA, the federal government requires that pharmaceutical manufacturers record any "transfers of value" made to U.S. prescribers and certain other healthcare providers and teaching hospitals. Information provided by companies is aggregated and posted annually on an "Open Payments" website, which is managed by CMS, the agency responsible for implementing these disclosure requirements. We will need to continue to dedicate significant resources to comply with these requirements and to be prepared to comply with additional reporting obligations outside of the United States that may apply in the future. The PPACA also includes various provisions designed to strengthen fraud and abuse enforcement, such as increased funding for enforcement efforts and the lowering of the intent requirement of the federal anti-kickback statute and criminal health care fraud statute such that a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, several states have legislation requiring pharmaceutical companies to establish marketing compliance programs, file periodic reports with the state or make periodic public disclosures on sales, marketing, pricing, clinical trials, and other activities. Many of these requirements and standards are new or uncertain, and the penalties for failure to comply with these requirements may be unclear. If we are found not to be in full compliance with these laws, we could face enforcement actions, fines, and other penalties, and could receive adverse publicity, which would harm our business, prospects, operating results, and financial condition. Additionally, access to such data by fraud-and-abuse investigators and industry critics may draw scrutiny to our collaborations with reported entities.
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
We rely heavily on funding from Sanofi to support our target discovery and antibody research and development programs, as well as our immuno-oncology research and development programs. Sanofi has committed to reimburse us for up to (i) $405 million of the costs of our efforts to identify and validate drug discovery targets and pre-clinically develop fully human monoclonal antibodies against such targets under our Antibody Discovery Agreement and (ii) $825 million of the costs of our efforts to identify and validate potential immuno-oncology targets and develop fully-human therapeutic antibodies against such targets under the IO Discovery and Development Agreement. Sanofi also initially funds almost all of the development expenses incurred in connection with the clinical development of product candidates (i) that Sanofi elects to co-develop with us under our Antibody Collaboration and (ii) for which Sanofi is the principal controlling party under our IO Collaboration. In addition, Sanofi initially funds half of the development expenses incurred in connection with the clinical development of product candidates for which we are the principal controlling party under our IO Collaboration. We rely on Sanofi to fund these activities. In addition, with respect to those antibodies that Sanofi elects to co-develop with us under our Antibody Collaboration (such as Praluent, sarilumab, and Dupixent) or for which Sanofi is the principal controlling party under our IO Collaboration, we rely on Sanofi to lead much of the clinical development efforts and assist with obtaining and maintaining regulatory approval. Following regulatory approval, we also rely on Sanofi to lead (i) the commercialization efforts to support all of the antibody products that are co-developed by Sanofi and us under our Antibody Collaboration and (ii) the commercialization efforts outside the Unites States to support all products that are co-developed by Sanofi and us under our IO Collaboration (as well as the commercialization efforts in the United States to support all products for which Sanofi is the principal controlling party under our IO Collaboration).

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
We expend substantial resources for research and development, including costs associated with clinical testing of our product candidates and new indications of our marketed products, the commercialization of products, and capital expenditures. We believe our existing capital resources and borrowing availability under our revolving credit facility, together with funds generated by current and anticipated EYLEA net product sales and funding we are entitled to receive under our collaboration agreements, will enable us to meet our anticipated operating needs for the foreseeable future. However, one or more of our collaboration agreements may terminate, our revenues may fall short of our projections or be delayed, or our expenses may increase, any of which could result in our capital being consumed significantly faster than anticipated. In addition, our expenses may increase for many reasons, including expenses in connection with the commercialization of EYLEA and Praluent and the anticipated commercial launches of our late-stage product candidates and new indications for our marketed products, manufacturing scale-up, expenses related to clinical trials testing of antibody product candidates we are developing on our own (without a collaborator), and expenses for which we are responsible in accordance with the terms of our collaboration agreements.
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
As of September 30, 2016, we had $920.4 million in cash and cash equivalents and $1,265.9 million in marketable securities (including $62.2 million in equity securities). Our investments consist primarily of fixed-income securities, including investment-grade corporate bonds. These fixed-income investments are subject to external factors that may adversely affect their market value or liquidity, such as interest rate, liquidity, market, and issuer credit risks, including actual or anticipated changes in credit ratings. The equity securities we hold may experience significant volatility and may decline in value or become worthless if the issuer experiences an adverse development. Furthermore, our equity investments could be subject to dilution (and decline in value) as a result of the issuance of additional equity interests. If any of our investments suffer market price declines that are other than temporary, their value could be impaired, which may have an adverse effect on our financial condition and operating results.
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
A small number of our shareholders beneficially own a substantial amount of our Common Stock. As of September 30, 2016, our five largest shareholders plus Dr. Schleifer, our Chief Executive Officer, beneficially owned approximately 51.3% of our outstanding shares of Common Stock, assuming, in the case of our Chief Executive Officer, the conversion of his Class A Stock into Common Stock and the exercise of all options held by him which are exercisable within 60 days of September 30, 2016. As of September 30, 2016, Sanofi beneficially owned 23,418,396 shares of our Common Stock, representing approximately 22.6% of the shares of Common Stock then outstanding. Under our January 2014 amended and restated investor agreement with Sanofi, Sanofi has three demand rights to require us to use all reasonable efforts to conduct a registered underwritten offering with respect to shares of our Common Stock held by Sanofi from time to time; however, shares of our Common Stock held by Sanofi from time to time may not be sold until the later of (i) December 20, 2020 and (ii) the expiration of our Antibody Discovery Agreement with Sanofi relating to our Antibody Collaboration (as amended) if the agreement is extended beyond December 20, 2020. These restrictions on dispositions are subject to earlier termination upon the occurrence of certain events, such as the consummation of a change-of-control transaction involving us or a dissolution or liquidation of our company. In February 2013, we received from Sanofi a notification under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 that it intends to acquire additional Common Stock through open market purchases and direct purchases from shareholders. In December 2015, Sanofi disclosed in an amendment to its Schedule 13D filed with the SEC its intention to purchase (subject to market conditions, including the price and availability of shares of our Common Stock, and legal and regulatory requirements) additional shares of our Common Stock to maintain and opportunistically increase its beneficial ownership on a percentage basis up to the maximum allowed under the "standstill" provisions of our amended and restated investor agreement with Sanofi, or 30% of our Class A Stock and Common Stock (taken together). If Sanofi, our other significant shareholders, or we sell substantial amounts of our Common Stock in the public market, or there is a perception that such sales may occur, the market price of our Common Stock could fall. Sales of Common Stock by our significant shareholders, including Sanofi, also might make it more difficult for us to raise funds by selling equity or equity-related securities in the future at a time and price that we deem appropriate.
Our existing shareholders may be able to exert significant influence over matters requiring shareholder approval and over our management.
Holders of Class A Stock, who are generally the shareholders who purchased their stock from us before our initial public offering, are entitled to ten votes per share, while holders of Common Stock are entitled to one vote per share. As of September 30, 2016, holders of Class A Stock held 15.6% of the combined voting power of all shares of Common Stock and Class A Stock then outstanding. These shareholders, if acting together, would be in a position to significantly influence the election of our directors and the vote on certain corporate transactions that require majority or supermajority approval of the combined classes, including mergers and other business combinations. This may result in our taking corporate actions that other shareholders may not consider to be in their best interest and may affect the price of our Common Stock. As of September 30, 2016:

•
our current executive officers and directors beneficially owned 10.3% of our outstanding shares of Common Stock, assuming conversion of their Class A Stock into Common Stock and the exercise of all options held by such persons which are exercisable within 60 days of September 30, 2016, and 21.6% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by such persons which are exercisable within 60 days of September 30, 2016; and

•
our five largest shareholders plus Dr. Schleifer, our Chief Executive Officer, beneficially owned approximately 51.3% of our outstanding shares of Common Stock, assuming, in the case of our Chief Executive Officer, the conversion of his Class A Stock into Common Stock and the exercise of all options held by him which are exercisable within 60 days of September 30, 2016. In addition, these five shareholders plus our Chief Executive Officer held approximately 56.6% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by our Chief Executive Officer which are exercisable within 60 days of September 30, 2016.

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
In addition, upon Sanofi reaching 20% ownership of our then outstanding shares of Class A Stock and Common Stock (taken together), we are required under the amended and restated investor agreement to appoint an individual agreed upon by us and Sanofi to our board of directors. Subject to certain exceptions, we are required to use our reasonable efforts (including recommending that our shareholders vote in favor) to cause the election of this designee at our annual shareholder meetings for so long as Sanofi maintains an equity interest in us that is the lower of (i) the highest percentage ownership Sanofi attains following its acquisition of 20% of our then outstanding shares of Class A Stock and Common Stock (taken together) and (ii) 25% of our then outstanding shares of Class A Stock and Common Stock (taken together). This designee is required to be "independent" of our company, as determined under NASDAQ rules, and not to be a current or former officer, director, employee, or paid consultant of Sanofi. In April 2014, Sanofi notified us that it had reached the 20% ownership threshold and designated Robert A. Ingram as its designee. On April 4, 2014, following recommendation of the Corporate Governance and Compliance Committee, the board of directors elected Mr. Ingram as a director and a member of the Compensation Committee. Mr. Ingram was subsequently elected as a Class I director at our 2014 Annual Shareholder Meeting and resigned on November 10, 2015. In December 2015, Sanofi disclosed in an amendment to its Schedule 13D filed with the SEC its intention to designate a successor designee.
The warrant transactions we entered into in connection with our convertible senior notes issuance may affect the trading price of our Common Stock.
In connection with the issuance of our 1.875% convertible senior notes, which matured on October 1, 2016,we entered into warrant transactions with four financial institutions, or the warrant counterparties. The warrant transactions could have a dilutive effect from the issuance of Common Stock pursuant to the warrants. As of September 30, 2016, 1,345,027 warrants (subject to adjustment from time to time as provided in the applicable warrant agreements) remained outstanding.
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
Further, pursuant to the 2016 collaboration agreement between us and Teva Pharmaceuticals International GmbH, Teva and its affiliates are bound by certain "standstill" provisions, which contractually prohibit them from seeking to directly or indirectly exert control of our company or acquiring more than 5% of our Class A Stock and Common Stock (taken together). This prohibition will remain in place until the earliest of (i) the fifth anniversary of the expiration or earlier termination of the agreement; (ii) our announcement recommending acceptance by our shareholders of a tender offer or exchange offer that, if consummated, would constitute a change of control involving us; (iii) the public announcement of any definitive agreement providing for a change of control involving us; (iv) the acquisition of more than 30% of the voting power of our then outstanding Class A Stock and Common Stock (taken together); (v) the date of any issuance of shares of capital stock by us that would result in another party having more than 10% of the voting power of our then outstanding Class A Stock and Common Stock (taken together) unless such party enters into a standstill agreement containing certain terms substantially similar to the standstill obligations of Teva; or (vi) other specified events, such as a liquidation or dissolution of our company.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table reflects shares of Common Stock withheld by us for employees to satisfy their tax withholding obligations arising upon the vesting of restricted equity awards granted under the Regeneron Pharmaceuticals, Inc. Second Amended and Restated 2000 Long-Term Incentive Plan or the Regeneron Pharmaceuticals, Inc. 2014 Long-Term Incentive Plan in the third quarter of 2016.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

9/1/2016-9/30/2016	4,943	$392.63	—	—

ITEM 6. EXHIBITS
(a)     Exhibits

Exhibit Number	Description
10.1	*	Collaboration Agreement, dated as of September 17, 2016, by and between Teva Pharmaceuticals International GmbH and Regeneron Ireland.
31.1		Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2		Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32		Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
101		Interactive Data File
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema
101.CAL		XBRL Taxonomy Extension Calculation Linkbase
101.DEF		XBRL Taxonomy Extension Definition Document
101.LAB		XBRL Taxonomy Extension Label Linkbase
101.PRE		XBRL Taxonomy Extension Presentation Linkbase

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

REGENERON PHARMACEUTICALS, INC.

Date:	November 4, 2016	By:	/s/ Robert E. Landry

Robert E. Landry
Senior Vice President, Finance and
Chief Financial Officer
(Duly Authorized Officer)