Form 10-K
period 2016-12-31
REGENERON PHARMACEUTICALS INC
filed 2017-02-09
CIK 872589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $35,224,000,000, computed by reference to the closing sales price of the stock on NASDAQ on June 30, 2016, the last trading day of the registrant's most recently completed second fiscal quarter. For purposes of this calculation only, the registrant has assumed that all of its directors and executive officers, and no other persons, are its affiliates. This determination of affiliate status is not necessarily a determination for other purposes.

The number of shares outstanding of each of the registrant's classes of common stock as of February 1, 2017:

Class of Common Stock	Number of Shares
Class A Stock, $.001 par value	1,911,456
Common Stock, $.001 par value	104,169,299

DOCUMENTS INCORPORATED BY REFERENCE:
Specified portions of the Registrant's definitive proxy statement to be filed in connection with solicitation of proxies for its 2016 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K. Exhibit index is located on pages 85 to 92 of this filing.

REGENERON PHARMACEUTICALS, INC.
ANNUAL REPORT ON FORM 10-K

"ARCALYST®", "EYLEA®", "ZALTRAP®", "VelocImmune®", "VelociGene®", "VelociMouse®", "VelociMab®", and "VelociSuite®" are trademarks of Regeneron Pharmaceuticals, Inc. Trademarks and trade names of other companies appearing in this report are, to the knowledge of Regeneron Pharmaceuticals, Inc., the property of their respective owners.

PART I
ITEM 1. BUSINESS
This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties relating to future events and the future performance of Regeneron Pharmaceuticals, Inc. ("Regeneron," "Company," "we," "us," and "our"), and actual events or results may differ materially from these forward-looking statements. Words such as "anticipate," "expect," "intend," "plan," "believe," "seek," "estimate," variations of such words, and similar expressions are intended to identify such forward-looking statements, although not all forward-looking statements contain these identifying words. These statements concern, and these risks and uncertainties include, among others, the nature, timing, and possible success and therapeutic applications of our products, product candidates, and research and clinical programs now underway or planned, including without limitation EYLEA® (aflibercept) Injection, Praluent® (alirocumab) Injection, sarilumab, Dupixent® (dupilumab), fasinumab, and REGN2222; the likelihood and timing of achieving any of our anticipated clinical development milestones; unforeseen safety issues resulting from the administration of products and product candidates in patients, including serious complications or side effects in connection with the use of our product candidates in clinical trials; the likelihood and timing of possible regulatory approval and commercial launch of our late-stage product candidates and new indications for marketed products, including without limitation EYLEA, Praluent, sarilumab, Dupixent, fasinumab, and REGN2222; ongoing regulatory obligations and oversight impacting our marketed products (such as EYLEA and Praluent), research and clinical programs, and business, including those relating to patient privacy; determinations by regulatory and administrative governmental authorities which may delay or restrict our ability to continue to develop or commercialize our products and product candidates; competing drugs and product candidates that may be superior to our products and product candidates; uncertainty of market acceptance and commercial success of our products and product candidates; our ability to manufacture and manage supply chains for multiple products and product candidates, as well as actions by our collaborators or third-party manufacturers, or other parties performing steps in the supply chain, impacting the foregoing; coverage and reimbursement determinations by third-party payers, including Medicare and Medicaid; unanticipated expenses; the costs of developing, producing, and selling products; our ability to meet any of our sales or other financial projections or guidance, including without limitation capital expenditures, and changes to the assumptions underlying those projections or guidance; the potential for any license or collaboration agreement, including our agreements with Sanofi, Bayer, and Teva Pharmaceutical Industries Ltd. (or their respective affiliated companies, as applicable), to be cancelled or terminated without any further product success; and risks associated with intellectual property of other parties and pending or future litigation relating thereto, including without limitation the patent litigation relating to Praluent described further in Part I, Item 3. "Legal Proceedings" of this report. These statements are made based on management's current beliefs and judgment, and the reader is cautioned not to rely on any such statements. In evaluating such statements, shareholders and potential investors should specifically consider the various factors identified under Part I, Item 1A. "Risk Factors," which could cause actual events and results to differ materially from those indicated by such forward-looking statements. We do not undertake any obligation to update publicly any forward-looking statement, whether as a result of new information, future events, or otherwise.
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
Our significant 2016 business highlights include:

•
EYLEA (aflibercept) Injection, which is approved by the U.S. Food and Drug Administration (FDA) for use in retinal indications, delivered U.S. net sales growth of 24.2% over 2015, and continues to be the market-leading, branded anti-VEGF therapy in the United States. A Phase 3 study for the treatment of non-proliferative diabetic retinopathy (NPDR) in patients without DME was initiated.

•
We, along with our partner Sanofi, received regulatory approval for Praluent in additional countries outside the United States. Praluent has been launched in the United States, Europe, and other countries. We also reported positive Phase 3 data from the ODYSSEY ESCAPE study of Praluent in patients with heterozygous familial hypercholesterolemia (HeFH) and consequently, high LDL cholesterol levels who were undergoing apheresis. A Phase 3 cardiovascular outcomes study of Praluent is ongoing.

•
We reported positive efficacy and safety data from Phase 3 studies of Dupixent in patients with moderate-to-severe atopic dermatitis. The FDA accepted, and granted priority review for, the Biologics License Application (BLA) for Dupixent for the treatment of atopic dermatitis with a target action date of March 29, 2017. In addition, the European Medicines Agency (EMA) accepted for review the Marketing Authorization Application (MAA) for Dupixent for the treatment of atopic dermatitis. The FDA granted Breakthrough Therapy designation for Dupixent for the treatment of atopic dermatitis in pediatric patients. A Phase 3 study of dupilumab for the treatment of uncontrolled, persistent asthma completed enrollment. A Phase 3 study of dupilumab for the treatment of nasal polyps was also initiated.

•
A Phase 3 study of fasinumab in patients with pain due to osteoarthritis of the knee or hip was initiated. A Phase 2b study of fasinumab in chronic low back pain was also initiated and later placed on clinical hold by the FDA. We completed an unplanned analysis of this Phase 2b study in chronic low back pain which showed clear evidence of efficacy with improvement in pain scores in all fasinumab groups compared to placebo.

•	REGN2810 entered a potentially pivotal clinical study for the treatment of advanced cutaneous squamous cell carcinoma.

•	Phase 2 studies of EYLEA, in a co-formulated combination with nesvacumab, an antibody to angiopoietin-2 (ANG2), advanced in clinical development for the treatment of wet AMD and DME.

•	We advanced four new product candidates (REGN3500, REGN3470-3471-3479, REGN2477, and REGN3767) into Phase 1 clinical development.

•
We entered into significant new research and development license and collaboration arrangements: a collaboration with Bayer for a co-formulated combination therapy of the Ang2 antibody nesvacumab and aflibercept for the treatment of serious eye diseases; a collaboration with Teva for fasinumab; a license and collaboration with Intellia Therapeutics, Inc. to advance CRISPR/Cas gene-editing technology for in vivo therapeutic development; and a license and collaboration agreement with Adicet Bio, Inc. to develop next-generation engineered immune-cell therapeutics with fully human chimeric antigen receptors and T-cell receptors directed to disease-specific cell surface antigens in order to enable the precise engagement and killing of tumor cells.

•	Our initiatives in genomics also advanced, and we have sequenced over 150,000 exomes to date.

•
From a company growth perspective, we hired our 5,000th employee, purchased an office building near our Tarrytown facility, purchased land and an office building near our Rensselaer, New York facilities, continued to expand our bulk drug product manufacturing operations in Rensselaer, New York, and continued building out and hiring people for our new Limerick, Ireland commercial manufacturing facility.

•
We were named the top employer in the global biotech and pharmaceutical industry by Science magazine. We have been ranked first for four of the past six years, with second place rankings in 2015 and 2011.

•
Society for Science & the Public announced that Regeneron has become the new title sponsor of the Science Talent Search. Regeneron became only the third sponsor in 75 years of the nation's oldest and most prestigious high school science competition.

Our total revenues were $4,860.4 million in 2016, compared to $4,103.7 million in 2015 and $2,819.6 million in 2014. Our net income was $895.5 million, or $7.70 per diluted share, in 2016, compared to $636.1 million, or $5.52 per diluted share, in 2015, and $338.1 million, or $2.98 per diluted share, in 2014. Refer to Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations" below for further details of our financial results.
We currently have five products that have received marketing approval:

•
EYLEA (aflibercept) Injection, known in the scientific literature as VEGF Trap-Eye, which is available in the United States, European Union (EU), Japan, and certain other countries outside the United States for the treatment of neovascular age-related macular degeneration (wet AMD), diabetic macular edema (DME), macular edema following retinal vein occlusion (RVO), which includes macular edema following central retinal vein occlusion (CRVO) and macular edema following branch retinal vein occlusion (BRVO). EYLEA is also available in the EU, Japan, and certain other countries outside the United States for the treatment of myopic choroidal neovascularization (mCNV) and in the United States for the treatment of diabetic retinopathy in patients with DME. Bayer has additional regulatory applications for EYLEA for various indications pending in other countries. We are collaborating with Bayer on the development and commercialization of EYLEA outside the United States.

•
Praluent (alirocumab) Injection, which is available in the United States where it is indicated as an adjunct to diet and maximally tolerated statin therapy for the treatment of adults with heterozygous familial hypercholesterolemia or clinical atherosclerotic cardiovascular disease (ASCVD), who require additional lowering of LDL cholesterol. Praluent is also available in certain countries in Europe for the treatment of adult patients with primary hypercholesterolemia (HeFH and non-familial) or mixed dyslipidemia as an adjunct to diet: (a) in combination with a statin, or statin with other lipid-lowering therapies in patients unable to reach their LDL-cholesterol goals with the maximally-tolerated dose of a statin, or (b) alone or in combination with other lipid-lowering therapies for patients who are statin intolerant, or for whom a statin is contraindicated. In July 2016, the Japanese Ministry of Health, Labour and Welfare (MHLW) granted marketing and manufacturing authorization for Praluent for the treatment of uncontrolled LDL cholesterol, in certain adult patients with hypercholesterolemia at high cardiovascular risk. The effect of Praluent on cardiovascular morbidity and mortality has not been determined. We are collaborating with Sanofi on the global development and commercialization of Praluent. See Part I, Item 3. "Legal Proceedings" for information regarding the patent infringement proceedings relating to Praluent, which may impact Praluent's commercial availability in the United States and other jurisdictions.

•
ARCALYST® (rilonacept) Injection for Subcutaneous Use, which is available in the United States for the treatment of Cryopyrin-Associated Periodic Syndromes (CAPS), including Familial Cold Auto-inflammatory Syndrome (FCAS) and Muckle-Wells Syndrome (MWS), in adults and children 12 years and older.

•
KevzaraTM (sarilumab) Solution for Subcutaneous Injection. In January 2017, Health Canada approved Kevraza for the treatment of adult patients with moderately to severely active rheumatoid arthritis who have an inadequate response to or intolerance to one or more biologic or non-biologic disease modifying anti-rheumatic drugs (DMARDs). This is the first approval of Kevzara worldwide.

•
ZALTRAP® (ziv-aflibercept) Injection for Intravenous Infusion, known in the scientific literature as VEGF Trap, which is available in the United States, EU, and certain other countries for treatment, in combination with 5-fluorouracil, leucovorin, irinotecan (FOLFIRI), of patients with metastatic colorectal cancer (mCRC) that is resistant to or has progressed following an oxaliplatin-containing regimen. Pursuant to a 2015 amended and restated ZALTRAP agreement (Amended ZALTRAP Agreement), Sanofi is solely responsible for the development and commercialization of ZALTRAP, and Sanofi pays us a percentage of aggregate net sales of ZALTRAP.

We have 16 product candidates in clinical development, all of which were discovered in our research laboratories. These consist of a Trap-based clinical program and 15 fully human monoclonal antibody product candidates, as summarized below. Each of the antibodies in the table below was generated using our VelocImmune® technology.

Trap-based Clinical Program
EYLEA
Phase 3 study for the treatment of Neovascular Glaucoma (NVG) (in Japan) was completed in 2016 (in collaboration with Bayer). Phase 3 study for the treatment of non-proliferative diabetic retinopathy in patients without DME initiated in the first quarter of 2016. As described below, aflibercept is also being studied in combination with nesvacumab, an antibody to angiopoietin-2 (Ang2).

Antibody-based Clinical Programs in Collaboration with Sanofi
Praluent
Antibody to PCSK9. In Phase 3 clinical development for LDL cholesterol reduction and for the prevention of cardiovascular events.
Sarilumab (REGN88)
Antibody to the interleukin-6 receptor (IL-6R). In clinical development in rheumatoid arthritis (Phase 3) and non-infectious uveitis (Phase 2). Phase 2 study in Polyarticular-course Juvenile Idiopathic Arthritis (pcJIA) initiated in the third quarter of 2016.

Dupixent (dupilumab/REGN668)
Antibody to the interleukin-4 receptor (IL-4R) alpha subunit. In clinical development in atopic dermatitis in adults (Phase 3), atopic dermatitis in pediatric patients (Phase 2), asthma in adults and adolescents (Phase 3), and eosinophilic esophagitis (EoE) (Phase 2). Phase 3 study in patients with nasal polyps initiated in the fourth quarter of 2016.

REGN2810
Antibody to programmed cell death protein 1 (PD-1). In Phase 1 clinical development in solid tumors and advanced hematologic malignancies. Potentially pivotal Phase 2 study for the treatment of advanced cutaneous squamous cell carcinoma initiated in the second quarter of 2016. REGN 2810 is also being studied in combination with other antibodies and treatments.

REGN3500
Antibody to interleukin-33 receptor (IL-33) being developed for inflammatory diseases. Phase 1 study in healthy volunteers initiated in the third quarter of 2016. Phase 1 study in patients with mild asthma initiated in the first quarter of 2017.

REGN3767
Antibody to Lymphocyte Activation Gene 3 (LAG-3) protein. Phase 1 study (administered alone or in combination with REGN2810) in advanced malignancies initiated in the fourth quarter 2016.
Antibody-based Clinical Program in Collaboration with Bayer
Nesvacumab/aflibercept (REGN910-3)**
Combination product comprised of an antibody to Ang2 co-formulated with aflibercept for intravitreal injection for use in ophthalmology. Phase 2 studies for the treatment of wet AMD and DME initiated in the first quarter of 2016. Fast track designation received from the FDA for the treatment of patients with wet AMD, DME and diabetic retinopathy.

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
Evinacumab (REGN1500)*
Antibody to Angptl-3. In Phase 2 clinical development for the treatment of homozygous familial hypercholesterolemia (HoFH) and severe forms of hyperlipidemia. FDA granted orphan drug designation for the treatment of HoFH.

Trevogrumab (REGN1033)*
Antibody to myostatin (GDF8). Phase 2 monotherapy study in patients with sarcopenia completed. REGN1033 is being studied in combination with REGN2477.
REGN1908-1909*
Antibody to Feld1. In Phase 1 clinical development for the treatment of allergic disease.
REGN1979
Bispecific antibody against CD20 and CD3. In Phase 1 clinical development for Non-Hodgkin's Lymphoma, Chronic Lymphocytic Leukemia, and Acute Lymphoblastic Leukemia. REGN1979 is also being studied in combination with REGN2810 in B-cell malignancies.

REGN3470-3471-3479***
Antibody to Ebola virus. Phase 1 study in healthy volunteers initiated in the second quarter of 2016. Also in the second quarter of 2016, the FDA granted orphan drug designation for the treatment of Ebola virus infection.

REGN2477*
Antibody to Activin A being developed for Fibrodysplasia Ossificans Progressiva (FOP). Phase 1 study in combination with REGN1033 in healthy volunteers initiated in the second quarter of 2016. FDA granted orphan drug designation for the treatment of FOP.

* Sanofi did not opt-in to or elected not to continue to co-develop the product candidate. Under the terms of our agreement, Sanofi is entitled to receive royalties on any future sales of the product candidate.

** Antibodies targeting the Ang2 receptor and ligand in ophthalmology were previously included in our antibody collaboration with Sanofi. Under the terms of our agreement, Sanofi is entitled to receive royalties on any future sales of the product candidate and a potential development milestone.

*** Sanofi did not opt-in to the product candidate. Under the terms of our agreement, Sanofi is entitled to receive royalties on any future sales of the product candidate. In 2015, we and the Biomedical Advanced Research Development Authority (BARDA) of the U.S. Department of Health and Human Services (HHS) entered into an agreement whereby HHS provides certain funding to support research, development, and manufacturing of a monoclonal antibody therapy for the treatment of Ebola virus infection.

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

Marketed Products
EYLEA (aflibercept) Injection
We commenced sales of EYLEA in the United States for the treatment of wet AMD in 2011, macular edema following CRVO in 2012, DME and macular edema following RVO in 2014, and diabetic retinopathy in patients with DME in 2015. Outside the United States, Bayer commenced sales of EYLEA for the treatment of wet AMD in 2012, macular edema secondary to CRVO in 2013, and visual impairment due to DME and mCNV (in Japan) in 2014. In 2015, the European Commission and the Japanese Ministry of Health, Labour and Welfare (MHLW) approved EYLEA for the treatment of macular edema following RVO, which includes macular edema following BRVO. In addition, the European Commission approved EYLEA for the treatment of visual impairment due to mCNV in 2015. Bayer has additional regulatory applications for EYLEA for various indications pending in other countries, including EYLEA for the treatment of wet AMD in China.
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
Net product sales of EYLEA in the United States were $3,323.1 million in 2016, compared to $2,676.0 million in 2015 and $1,736.4 million in 2014. Bayer records net product sales of EYLEA outside the United States, which were $1,872.3 million in 2016, compared to $1,413.3 million in 2015 and $1,038.5 million in 2014.
Praluent (alirocumab) Injection
In July 2015, the FDA approved Praluent as an adjunct to diet and maximally tolerated statin therapy for the treatment of adults with heterozygous familial hypercholesterolemia or clinical ASCVD, who require additional lowering of LDL cholesterol. In September 2015, the European Commission granted marketing authorization of Praluent for the treatment of adult patients with primary hypercholesterolemia (HeFH and non-familial) or mixed dyslipidemia as an adjunct to diet: (a) in combination with a statin, or statin with other lipid-lowering therapies in patients unable to reach their LDL-cholesterol goals with the maximally-tolerated dose of a statin, or (b) alone or in combination with other lipid-lowering therapies for patients who are statin intolerant, or for whom a statin is contraindicated. In July 2016, the Japanese Ministry of Health, Labour and Welfare (MHLW) granted marketing and manufacturing authorization for Praluent for the treatment of uncontrolled LDL cholesterol, in certain adult patients with hypercholesterolemia at high cardiovascular risk. In November 2016, the European Commission approved a Praluent dosing regimen of 300 milligrams (mg) every 4 weeks. The effect of Praluent on cardiovascular morbidity and mortality has not been determined. We are collaborating with Sanofi on the global development and commercialization of Praluent. See Part I, Item 3. "Legal Proceedings" for information regarding the patent infringement proceedings relating to Praluent, which may impact Praluent's commercial availability in the United States and other jurisdictions.
Under our antibody collaboration agreement, Sanofi records product sales and cost of sales for commercialized products, and Regeneron has the right to co-promote such products. We have exercised our option to co-promote Praluent in the United States and thus far have not exercised our option to co-promote Praluent outside the United States. We and Sanofi share profits and losses from sales of Praluent. In 2016, net product sales of Praluent in the United States were $94.4 million and net product sales of Praluent outside of the United States were $21.9 million. In 2015, net product sales of Praluent in the United States were $9.5 million and net product sales of Praluent outside of the United States were $1.0 million.
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
Net product sales of ARCALYST were $15.3 million in 2016, $13.5 million in 2015, and $14.4 million in 2014.

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
NVG meets the criteria for an orphan indication in Japan where the estimated number of NVG patients is 30,000 to 40,000. In 2015, Bayer initiated a Phase 3 study in Japan to assess the efficacy and safety of intravitreal administration of aflibercept in comparison to sham treatment on the change in IOP in patients with NVG. The primary endpoint of this Phase 3 study (n=54), which was the change in IOP from baseline to week 1, was numerically in favor of EYLEA (p=0.06). Statistically significant improvements were observed in both neovascularization of the iris and neovascularization of the iridocorneal angle with EYLEA, compared to sham treatment. Most ocular treatment emergent adverse events were injection related, including conjunctival hemorrhage and injection site pain in the EYLEA group.
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
Combination Product with Rinucumab
We have recently discontinued the Phase 2 CAPELLA study, evaluating aflibercept co-formulated with rinucumab in patients with wet AMD. The data from the study showed that at 12 and 28 weeks, the combination therapy did not add to the improvement in best corrected visual acuity (BCVA) that was demonstrated with intravitreal aflibercept injection monotherapy, the primary endpoint of the study. Results in the EYLEA monotherapy arm of this study were consistent with the efficacy and safety observed in Phase 3 pivotal studies of EYLEA in wet AMD.

Combination Product with Nesvacumab
In the first quarter of 2016, two Phase 2 studies, RUBY (for the treatment of DME) and ONYX (for the treatment of wet AMD), were initiated. Both studies are investigating nesvacumab, an antibody to Ang2 co-formulated with aflibercept, as a single, intravitreal injection. Efficacy and safety data from both the RUBY and ONYX studies will be analyzed at week 36.
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
Clinical Programs
Phase 3 ODYSSEY Program. The potential of Praluent to demonstrate cardiovascular benefit is being prospectively assessed in the ongoing 18,000-patient ODYSSEY OUTCOMES trial, which is fully enrolled and is expected to be completed in 2017. All patients who entered the ODYSSEY OUTCOMES trial had experienced a heart attack or unstable angina requiring hospitalization within the previous year before entering the trial, and experienced inadequately controlled LDL cholesterol despite receiving maximally-tolerated statins and potentially other lipid-lowering therapies.
In the first quarter of 2016, an independent Data Monitoring Committee (DMC) of the ODYSSEY OUTCOMES study completed the first interim analysis. In accordance with the protocol, the DMC performed a futility assessment. The DMC recommended the study continue with no changes. In the fourth quarter of 2016, an independent DMC conducted a second, pre-specified interim analysis for futility and overwhelming efficacy (hazard ratio <0.802 corresponding to p<0.0001) for the primary endpoint with consistency across subgroups and regions, positive trends for secondary end points including all-cause mortality, and no excess non cardiovascular mortality. Based on the recommendation of the independent DMC, the ODYSSEY OUTCOMES trial will continue as planned. Regeneron remains blinded to the actual results of the first and second interim analyses, and the DMC will continue to monitor the ongoing safety and efficacy of Praluent as planned.
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

In the second quarter of 2016, the FDA accepted for review a supplemental BLA for a monthly dosing regimen of Praluent, with a target action date of January 24, 2017. In January 2017, the FDA extended the review period for the supplemental BLA. The FDA determined that Regeneron's and Sanofi's responses to information requested by the FDA during its review of the sBLA was a major amendment, which has resulted in a three month extension of the Prescription Drug User Fee Act (PDUFA) date to allow time for the FDA to review the additional information. The new target action date is April 24, 2017.
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
Rheumatoid Arthritis
Phase 3 Program. Based on positive results from the Phase 3 studies of sarilumab in adult patients with active RA, we and Sanofi submitted a BLA for U.S. regulatory approval of sarilumab, which was accepted for review by the FDA in December 2015. The target date for an FDA decision on the BLA was October 30, 2016. However, on October 28, 2016, we and Sanofi announced that the FDA issued a Complete Response Letter (CRL) regarding the BLA for sarilumab. The CRL refers to certain deficiencies identified during a routine good manufacturing practice inspection of the Sanofi facility in Le Trait, France where sarilumab is filled and finished, one of the last steps in the manufacturing process. Satisfactory resolution of these deficiencies is required before the BLA can be approved. The CRL did not identify any concerns relating to the safety or efficacy of sarilumab. The FDA subsequently reclassified the Sanofi Le Trait fill-and-finish facility as "acceptable" based on review of responses to an FDA Form 483, as well as proposed corrective actions. In the first quarter of 2017, we expect to resubmit the sarilumab BLA, contingent upon successful completion of the pre-approval inspection of Le Trait in connection with the Dupixent BLA. The sarilumab active pharmaceutical ingredient is manufactured by Regeneron at its Rensselaer, New York facility. The FDA has completed a pre-approval inspection of Regeneron’s sarilumab manufacturing facility; no Form 483 was issued in connection with the pre-approval inspection of Regeneron’s facility, which is the form used if the FDA investigators have observed any conditions that in their judgement may constitute a violation of the Food, Drug, and Cosmetic Act and related acts.
In July 2016, the European Medicines Agency (EMA) accepted for review the Marketing Authorization Application (MAA) for sarilumab. In addition, in October 2016, an application for marketing approval for sarilumab was submitted in Japan.
In March 2016, we and Sanofi announced positive top-line data from the Phase 3 SARIL-RA-MONARCH study that demonstrated superiority of sarilumab vs. adalimumab (marketed by AbbVie Inc. as HUMIRA®) in improving signs and symptoms of RA at 24 weeks in patients with active rheumatoid arthritis. The primary endpoint was change from baseline in DAS28-ESR at 24 weeks, which demonstrated a statistically significant difference in favor of sarilumab (-3.25 for sarilumab compared to -2.22 for adalimumab, p<0.0001). The study also met clinically important secondary endpoints including improvements in signs and symptoms of RA as measured by patients achieving a 20% improvement in the American College of Rheumatology (ACR) criteria (72% for sarilumab vs. 58% for adalimumab, p<0.01). Additional positive secondary endpoints included ACR50 and ACR70 response, and improvement in physical function, as measured by the Health Assessment Questionnaire - Disability Index (HAQ-DI) as compared to adalimumab (p<0.01 for all of these measures). DAS28-ESR is a measure of disease activity in RA, which includes the evaluation of 28 joints in the body for tenderness and swelling, a general health assessment, and ESR, a laboratory measure for inflammation. The incidence of AEs (64% for both groups), serious AEs (5% for sarilumab vs. 7% for adalimumab), infections (29% for sarilumab vs. 28% for adalimumab), and serious infections (1% for both groups) were generally similar between groups. Neutropenia, which was not associated with infections, was more common with sarilumab (14% for sarilumab vs. 1% for adalimumab), as has been seen in previous studies with IL-6 inhibitors. Injection site erythema (8% sarilumab vs. 3% adalimumab) was also more common with sarilumab. In November 2016, detailed results of SARIL-RA-MONARCH study were presented during the American College of Rheumatology (ACR) Annual Meeting.

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
Polyarticular-course Juvenile Idiopathic Arthritis (pcJIA)
Phase 2 pcJIA Study. A Phase 2 study of sarilumab in pcJIA was initiated in the third quarter of 2016 and is currently enrolling patients.
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
Atopic Dermatitis
Phase 3 Program. The LIBERTY AD Phase 3 clinical program consisted of five trials of patients with moderate-to-severe atopic dermatitis at sites worldwide. Patients from the LIBERTY AD CHRONOS, LIBERTY AD SOLO 1, and LIBERTY AD SOLO 2 studies were transitioned to either the LIBERTY CONTINUE or LIBERTY AD Open label Extension trials.
In 2014, the FDA granted Breakthrough Therapy designation to Dupixent for the treatment of adults with moderate-to-severe atopic dermatitis who are not adequately controlled with topical prescription therapy and/or for whom these treatments are not appropriate. This designation is based on positive results from Phase 1 and 2 clinical trials, the determination that atopic dermatitis is a serious disease, and preliminary clinical evidence that indicates that the drug may demonstrate substantial improvement over existing therapies. The FDA has accepted for priority review the BLA for Dupixent for the treatment of adult patients with inadequately controlled moderate-to-severe atopic dermatitis. The target date for an FDA decision on the BLA is March 29, 2017. An FDA pre-approval inspection for Dupixent at Sanofi's Le Trait fill-and-finish facility has been scheduled for the first quarter of 2017. In addition, in December 2016, the EMA accepted for review the MAA for Dupixent for the treatment of adults with moderate-to-severe atopic dermatitis who are candidates for systemic therapy.
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

For the 16-week treatment period, the overall rate of AEs (65%-73% Dupixent and 65%-72% placebo) was comparable between the Dupixent groups and the placebo groups. The proportion of patients who completed the treatment period was 88%-94% for Dupixent and 80.5%-82% for placebo. The rate of serious AEs was 1%-3% for Dupixent and 5%-6% for placebo. Serious and severe infections were also numerically higher in the placebo groups in both studies (0.5%-1% Dupixent and 2%-3% placebo). AEs that were noted to have a higher rate with Dupixent treatment across both studies included injection site reactions (10%-20% Dupixent and 7%-8% placebo) and conjunctivitis (7%-12% Dupixent and 2% placebo); approximately 26% of patients in both studies reported a history of allergic conjunctivitis at study entry. No patient discontinued therapy due to injection site reactions and only one patient discontinued therapy due to conjunctivitis. More detailed results from SOLO 1 and SOLO 2 were presented at the European Academy of Dermatology and Venereology (EADV) conference in October 2016.
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
Phase 2 Study in Pediatric Patients. Based on the results of a Phase 2 pharmacokinetic and safety study in pediatric patients (6-17 years of age) with moderate-to-severe atopic dermatitis, two Phase 3 pediatric studies (6-11 years of age and 12-17 years of age) are expected to be initiated in the first half of 2017.
In October 2016, the FDA granted Breakthrough Therapy designation for dupilumab for the treatment of moderate to severe (12 to less than 18 years of age) and severe (6 months to less than 12 years of age) atopic dermatitis in pediatric patients who are not adequately controlled with, or who are intolerant to, topical medication.

Asthma
Phase 3 Study. A Phase 3 trial, LIBERTY ASTHMA QUEST, in adult and adolescent patients with uncontrolled persistent asthma was fully enrolled in the third quarter of 2016. LIBERTY ASTHMA QUEST is expected to serve as the second required pivotal efficacy study, since, based on discussions with the FDA, the Phase 2b study will also be considered a pivotal efficacy study. LIBERTY ASTHMA QUEST is a global, placebo-controlled Phase 3 study that enrolled more than 1,900 patients with uncontrolled persistent asthma and is evaluating two doses of dupilumab, 200 mg and 300 mg, subcutaneously administered every other week.
Nasal Polyps
Phase 3 Study. A Phase 3 study, LIBERTY NP SINUS, in adult patients with bilateral nasal polyps on a background therapy with intranasal corticosteroids was initiated in the fourth quarter of 2016.
Eosinophilic Esophagitis
Phase 2 Study. A Phase 2 trial of dupilumab in eosinophilic esophagitis was initiated in 2015 and is ongoing. EoE is a chronic allergic inflammatory disease that is considered a major cause of gastrointestinal illness. Eosinophils are a type of white blood cell that, due to allergens, can accumulate in the esophagus, causing inflammation and tissue injuries that create difficulty swallowing. People with eosinophilic esophagitis may also have allergies, asthma, atopic dermatitis, or chronic respiratory disease.
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
Clinical Program
A Phase 3 study of REGN2222 (NURSERY Pre-Term) was initiated in 2015 and is currently enrolling patients.
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

Osteoarthritis
Phase 2/3 Study. In the second quarter of 2015, we initiated a Phase 2/3 clinical study (16-weeks) in patients with moderate-to-severe osteoarthritis pain of the hip or knee who have a history of inadequate pain relief or intolerance to current analgesic therapies. In May 2016, we announced positive top-line data from the study. At 16 weeks, patients treated with all four doses of fasinumab demonstrated a statistically significant improvement in pain relief, the primary endpoint of the study, as well as improvements in the secondary measure evaluating physical function. The U.S. study enrolled 421 adult patients with moderate-to-severe osteoarthritis of the hip or knee who had a history of inadequate pain relief or intolerance to acetaminophen, and at least one oral nonsteroidal anti-inflammatory drug (NSAID) and an opioid. Patients in the study were experiencing significant pain at baseline with an average pain score of 6.3 on a 10-point scale. Patients were evaluated for pain, stiffness, and physical function using the Western Ontario and McMaster Universities Osteoarthritis Index (WOMAC) in addition to other measures. Patients were randomized to one of five treatment groups in a 1:1:1:1:1 fashion; fasinumab 1mg, 3mg, 6mg, 9mg, or placebo, all delivered subcutaneously every 4 weeks through week 12, with the primary efficacy measured at week 16. Following week 16, patients were studied for an additional 20 weeks off treatment. On the primary endpoint, fasinumab-treated patients reported less pain at 16 weeks when compared to placebo on the 10-point WOMAC subscale for pain (-3.03 to -3.65 fasinumab vs. -2.25 placebo; p=0.03 through p=0.0001). Overall incidence of AEs, including serious and severe events, was similar across the fasinumab groups and placebo. As expected with antibodies to NGF, there was an increase in certain neuro-musculoskeletal AEs in the fasinumab treatment groups (17% combined fasinumab; 6% placebo) including arthralgia, paraesthesia, hypoaesthesia, and peripheral edema.
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
Phase 3 Study. In the first quarter of 2016, the FDA confirmed that we may proceed with studies of longer than sixteen-week duration. A Phase 3 long-term safety study in patients with pain due to osteoarthritis of the knee or hip was initiated in the first quarter of 2016.
Chronic Low Back Pain
A Phase 2b study in chronic low back pain was initiated in the first quarter of 2016. In October 2016, the FDA placed the Phase 2b study in chronic low back pain on clinical hold and requested an amendment of the study protocol; this was based on the FDA's recommendation that patients with advanced osteoarthritis at baseline not receive higher doses of fasinumab. Following this development, we completed an unplanned interim review of results and stopped dosing in the study. The unplanned analysis showed clear evidence of efficacy with improvement in pain scores in all fasinumab groups compared to placebo at the 8- and 12-week time points (nominal p<0.01). Preliminary safety results are generally consistent with what has been previously reported with the class. The Phase 2b chronic low back pain study enrolled approximately 70% of the targeted 800 patients in four dose groups: placebo, 6mg subcutaneously monthly, 9mg subcutaneously monthly, and 9mg intravenously every two months. Patients will continue to be followed for up to 36 weeks.
We and Teva plan to design pivotal Phase 3 studies in chronic low back pain. The companies plan to submit a pivotal program plan for review with the FDA and other health authorities.
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
In March 2016, the New England Journal of Medicine published a paper based on the work done at the Regeneron Genetics Center showing that inactivating mutations of the angiopoeitin-like 4 (Angptl-4) gene are associated with a significantly reduced risk of coronary artery disease in humans. Angptl-3 and Angptl-4 are related genes that both regulate lipoprotein lipase.
In 2015, we and BARDA entered into an agreement to develop, test, and manufacture a monoclonal antibody therapy for the treatment of Ebola virus infection. Under the terms of the agreement, HHS will provide funding to support our preclinical development, antibody manufacturing, and for a Phase 1 study in healthy volunteers, and has the option to provide additional funding for further manufacturing and development studies. In addition, in 2016, we and BARDA of the HHS entered into an agreement whereby HHS will provide certain funding to manufacture and study two antibody therapies for the potential treatment of Middle East Respiratory Syndrome (MERS).
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
VelociSuite. VelociSuite consists of VelocImmune, VelociGene, VelociMouse®, VelociMab, and other related technologies. The VelocImmune mouse platform is utilized to produce fully human monoclonal antibodies. VelocImmune was generated by exploiting our VelociGene technology (see below), in a process in which six megabases of mouse immune gene loci were replaced, or "humanized," with corresponding human immune gene loci. VelocImmune mice can be used to generate efficiently fully human monoclonal antibodies to targets of therapeutic interest. VelocImmune and our entire VelociSuite offer the potential to increase the speed and efficiency through which human monoclonal antibody therapeutics may be discovered and validated, thereby improving the overall efficiency of our early stage drug development activities. We are utilizing the VelocImmune technology to produce our next generation of drug candidates for preclinical and clinical development.
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
Regeneron Genetics Center. In 2014, we launched a new human genetics initiative via a wholly owned subsidiary, Regeneron Genetics Center LLC (RGC). RGC leverages de-identified clinical, genomic, and molecular data from human volunteers to identify medically relevant associations in a blinded fashion designed to preserve patients' privacy. The objective of RGC is to expand the use of human genetics for discovering and validating genetic factors that cause or influence a range of diseases where there are major unmet medical needs, with the prospect of improving the drug discovery and development process. RGC is undertaking multiple approaches, including large population-based efforts as well as family- and founder-based approaches. RGC utilizes laboratory automation and innovative approaches to cloud computing to achieve high-quality throughput.
Central to the work of RGC is a collaboration with the Geisinger Health System of Pennsylvania. Geisinger collects samples from consented patient volunteers, while RGC performs sequencing and genotyping to generate de-identified genomic data. In addition, RGC has expanded on its foundational population-based collaboration with Geisinger with a growing number of other institutions worldwide.
Collaboration Agreements
Collaborations with Sanofi
Antibodies. Since November 2007, we and Sanofi have been parties to a global, strategic collaboration to discover, develop, and commercialize fully human monoclonal antibodies. The collaboration is governed by a Discovery and Preclinical Development Agreement (Antibody Discovery Agreement) and a License and Collaboration Agreement (each as amended), collectively referred to as the Antibody Collaboration. Pursuant to the Antibody Discovery Agreement, as amended, Sanofi is responsible for funding up to $130.0 million of our antibody discovery activities in each of 2016 and 2017 to identify and validate potential drug discovery targets and develop fully human monoclonal antibodies against these targets. We lead the design and conduct of research activities under the Antibody Discovery Agreement, including target identification and validation, antibody development, research and preclinical activities through filing of an Investigational New Drug application (IND) or its equivalent, toxicology studies, and manufacture of preclinical and clinical supplies. Sanofi has the right to extend antibody development and preclinical activities relating to selected programs for up to an additional three years after 2017. Sanofi must identify any programs to be extended by June 30, 2017, and we and Sanofi must then agree on a plan and budget for the extended activities. During the extended period, we will use commercially reasonable efforts to develop such antibodies and conduct preclinical activities through IND preparation. After 2017, funding from Sanofi under the Antibody Discovery Agreement will cease to continue, except with regard to the programs for which Sanofi has exercised its extension right.
For each drug candidate identified through discovery research under the Antibody Discovery Agreement (including drug candidates developed during the extended period of up to an additional three years described above), Sanofi has the option to license rights to the candidate under the License and Collaboration Agreement. If it elects to do so, Sanofi will co-develop the drug candidate with us through product approval. Development costs for the drug candidate are shared between the companies, with Sanofi generally funding these costs as they are incurred by us, except that following receipt of the first positive Phase 3 trial results for a co-developed drug candidate, subsequent Phase 3 trial-related costs for that drug candidate are shared 80% by Sanofi and 20% by us. We are generally responsible for reimbursing Sanofi for half of the total development costs for all collaboration antibody products from our share of profits from commercialization of collaboration products to the extent they are sufficient for this purpose. We are obligated to use commercially reasonable efforts to supply clinical requirements of each drug candidate under the collaboration until commercial supplies of that drug candidate are being manufactured.
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
Immuno-Oncology. In July 2015, we and Sanofi entered into a global strategic collaboration to discover, develop, and commercialize antibody-based cancer treatments in the field of immuno-oncology (the IO Collaboration). The IO Collaboration is governed by an Immuno-oncology Discovery and Development Agreement (IO Discovery Agreement), and an Immuno-oncology License and Collaboration Agreement (IO License and Collaboration Agreement). In connection with the IO Discovery Agreement, Sanofi made a $265.0 million non-refundable up-front payment to us. Pursuant to the IO Discovery Agreement, we will spend up to $1,090.0 million (IO Discovery Budget) to identify and validate potential immuno-oncology targets and develop therapeutic antibodies against such targets through clinical proof-of-concept. Sanofi will reimburse us for up to $825.0 million (IO Discovery Funding) of these costs, subject to certain annual limits (up to $200.0 million for 2017). The term of the IO Discovery Agreement will continue through the later of five years from the effective date of the IO Collaboration or the date the IO Discovery Budget is exhausted, subject to Sanofi’s option to extend it for up to an additional three years for the continued development (and funding) of selected ongoing programs. Pursuant to the IO Discovery Agreement, we will be primarily responsible for the design and conduct of all research activities, including target identification and validation, antibody development, preclinical activities, toxicology studies, manufacture of preclinical and clinical supplies, filing of IND Applications, and clinical development through proof-of-concept. We will reimburse Sanofi for half of the development costs they funded that are attributable to clinical development of antibody product candidates under the IO Discovery Agreement from our share of future profits, if any, from commercialized IO Collaboration products to the extent they are sufficient for this purpose. With regard to product candidates for which proof-of-concept is established, Sanofi will have the option to license rights to the product candidate pursuant to the IO License and Collaboration Agreement (as further described below).

In connection with the IO License and Collaboration Agreement, Sanofi made a $375.0 million non-refundable up-front payment to us. If Sanofi exercises its option to license rights to a product candidate thereunder, it will co-develop the drug candidate with us through product approval. Principal control of development of each product candidate that enters development under the IO License and Collaboration Agreement will alternate between us and Sanofi on a candidate-by-candidate basis. Sanofi will fund drug candidate development costs up front for the candidates for which it is the principal controlling party and we will reimburse half of the total development costs for all such candidates from our share of future IO Collaboration profits to the extent they are sufficient for this purpose. In addition, we and Sanofi will share equally, on an ongoing basis, the development costs for the drug candidates for which we are the principal controlling party. The party having principal control over the development of a product candidate will also lead the commercialization activities for such product candidate in the United States. We are obligated to use commercially reasonable efforts to supply clinical requirements of each drug candidate under the IO License and Collaboration Agreement until commercial supplies of that IO drug candidate are being manufactured. For all products commercialized under the IO License and Collaboration Agreement, Sanofi will lead commercialization activities outside of the United States. Each party will have the right to co-promote licensed products in countries where it is not the lead commercialization party. The parties will share equally in profits and losses in connection with the commercialization of collaboration products.
Under the terms of the IO License and Collaboration Agreement, the parties will also co-develop our antibody product candidate targeting PD-1 (REGN2810). We have principal control over the development of REGN2810, and the parties share equally, on an ongoing basis, development expenses for REGN2810 up to a total of $650.0 million. We will lead commercialization activities in the United States, while Sanofi will lead commercialization activities outside of the United States and the parties will equally share profits from worldwide sales. We will be entitled to a milestone payment of $375.0 million in the event that sales of all licensed products targeting PD-1 (including REGN2810), together with sales of any other products licensed under the IO License and Collaboration Agreement and sold for use in combination with a licensed product targeting PD-1, equal or exceed $2.0 billion in any consecutive twelve-month period.
Collaborations with Bayer
EYLEA outside the United States. Since October 2006, we and Bayer have been parties to a license and collaboration agreement for the global development and commercialization outside the United States of EYLEA. Under the agreement, we and Bayer collaborate on, and share the costs of, the development of EYLEA. Bayer markets EYLEA outside the United States, where, for countries other than Japan, the companies share equally in profits and losses from sales of EYLEA. In Japan, we are entitled to receive a tiered percentage of between 33.5% and 40.0% of EYLEA net sales.
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
Ang2 antibody outside the United States. In March 2016, we entered into an agreement with Bayer governing the joint development and commercialization outside the United States of nesvacumab, an antibody product candidate to Ang2, including in combination with aflibercept, for the treatment of ocular diseases or disorders. Nesvacumab/aflibercept, a combination product candidate comprised of an antibody to Ang2 co-formulated with aflibercept, is being developed under the agreement. In connection with the agreement, Bayer made a $50.0 million non-refundable up-front payment to us and is obligated to pay 25% of global development costs and 50% of development costs exclusively for the territory outside the United States. We are also entitled to receive up to an aggregate of $80.0 million in development milestone payments from Bayer. Bayer will share profits and losses from sales outside the United States equally with us, and is responsible for certain royalties payable to Sanofi on sales of the product outside of the United States. Within the United States, we have exclusive commercialization rights and will retain all of the profits from sales.

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
Under the agreement, we are obligated to manufacture and supply MTPC with clinical and commercial supplies of fasinumab. If fasinumab is commercialized in the MTPC Territories, we will supply the product to MTPC at a tiered purchase price, which ranges from 30% to 50% of net sales of the product (subject to adjustment in certain circumstances), and are eligible for additional payments up to an aggregate of $100.0 million upon the achievement of specified annual net sales amounts starting at $200.0 million.
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
Manufacturing
We currently manufacture bulk drug materials at our manufacturing facilities in Rensselaer, New York, which consists of approximately 564,000 square feet of owned research, manufacturing, office, and warehouse space. We currently have approximately 97,000 liters of cell culture capacity at these facilities.
In 2014, we acquired a 400,000 square foot facility in Limerick, Ireland. We are renovating this facility to accommodate and support our growth, primarily in connection with expanding our manufacturing capacity to support our global supply chain. We currently are in the process of validating the facility, as required by regulatory authorities, for the manufacture of bulk drug materials.
Certain raw materials or other products necessary for the manufacture and formulation of our products and product candidates are provided by single-source unaffiliated third-party suppliers. In addition, we rely on certain third parties to perform packaging, filling, finishing, labeling, distribution, laboratory testing, and other services related to the manufacture of our products and product candidates, and to supply various raw materials and other products. See Part I, Item 1A. "Risk Factors - Risks Related to Manufacturing and Supply" for further information.
Among the conditions for regulatory marketing approval of a medicine is the requirement that the prospective manufacturer's quality control and manufacturing procedures conform to the good manufacturing practice (GMP) regulations of the health authority. In complying with standards set forth in these regulations, manufacturers must continue to expend time, money, and effort in the areas of production and quality control to ensure full technical compliance. Manufacturing establishments, both foreign and domestic, are also subject to inspections by or under the authority of the FDA and by other national, federal, state, and local agencies. We are approved by the FDA and other regulatory agencies to manufacture our marketed products at our Rensselaer facilities.
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
We also have a full-service commercialization group to handle various aspects of our commercial programs. The group includes experienced professionals in the fields of marketing, communications, professional education, patient education and advocacy, reimbursement and market access, trade and distribution, commercial operations, commercial analytics, market research, and forecasting. Moreover, for EYLEA and Praluent, we have hired, trained, and deployed a field-based organization including regional directors, medical specialists, and reimbursement managers, each typically with a number of years of experience in the biopharmaceutical industry in a variety of therapeutic areas including oncology, ophthalmology, immunology, and inflammation. We have over 450 field-based employees in the United States, including personnel that have been recently hired in preparation for the potential approval of sarilumab and Dupixent.

In connection with the sales and marketing of ARCALYST for CAPS, we have a marketing, trade, reimbursement, and distribution group to provide case management and reimbursement services to patients with CAPS and their treating physicians.
Customers
We sell EYLEA in the United States to several distributors and specialty pharmacies. We sell ARCALYST in the United States to two specialty pharmacies. Under these distribution models, the distributors and specialty pharmacies generally take physical delivery of product. For EYLEA, the distributors and specialty pharmacies generally sell the product directly to healthcare providers, whereas for ARCALYST, the specialty pharmacies sell the product directly to patients. We had sales to three customers (Besse Medical, a subsidiary of AmerisourceBergen Corporation; McKesson Corporation; and Curascript SD Specialty Distribution, a subsidiary of Express Scripts) that each accounted for more than 10% of total gross product revenue for the year ended December 31, 2016. On a combined basis, our product sales to these customers accounted for approximately 99% of our gross product revenue for the year ended December 31, 2016. We are also a party to collaboration agreements with Bayer and Sanofi, whereby our collaborator is responsible for recording product sales of EYLEA outside the United States and global sales of Praluent, respectively.
Competition
We face substantial competition from pharmaceutical, biotechnology, and chemical companies. Our competitors include Genentech (a member of the Roche Group), Roche, Novartis AG, Pfizer Inc., Allergan, Inc., Eli Lilly and Company, AbbVie Inc., Merck & Co., Inc., Amgen Inc., AstraZeneca PLC, Bristol-Myers Squibb Company, Johnson & Johnson, GlaxoSmithKline plc, and others. Many of our competitors have substantially greater research, preclinical, and clinical product development, manufacturing capabilities, and financial, marketing, and human resources than we do. Competition from smaller competitors may also be or become more significant if those competitors acquire or discover patentable inventions, form collaborative arrangements, or merge with large pharmaceutical companies. Even if we are able to commercialize additional product candidates, one or more of our competitors may have brought a competitive product to market earlier than us or may have obtained or obtain patent protection that dominates or adversely affects our activities or products. Our ability to compete depends, to a great extent, on how fast we can develop safe and effective product candidates, complete clinical testing and approval processes, and supply commercial quantities of the product to the market. Competition among product candidates approved for sale is based on efficacy, safety, reliability, availability, price, patent position, and other factors.

EYLEA. The following table provides an overview of the competitive landscape for EYLEA:

Competitor Product/Product Candidate	Commercial or Development Status	Competitor	Indication	Territory
Lucentis® (ranibizumab)	Approved	Novartis/Genentech	Wet AMD, DME, macular edema following RVO (including CRVO and BRVO), diabetic retinopathy in patients with DME, and mCNV	Worldwide
Avastin® (bevacizumab) (off-label)	Used to treat wet AMD, DME, and macular edema following RVO	Roche/Genentech	Wet AMD, DME, and macular edema following RVO	Worldwide
Ozurdex® (dexamethasone intravitreal implant)	Approved	Allergan	DME, RVO	Worldwide
Iluvien® (fluocinolone acetonide intravitreal implant)	Approved	Alimera Sciences	DME	United States, EU
Conbercept	Approved in China for wet AMD In development for other eye indications	Chengdu Kanghong Pharmaceutical Group	Wet AMD	China
Brolucizumab (RTH258), a single chain antibody fragment directed against VEGF-A	In development (non-inferiority Phase 3 trial initiated in 2014 comparing RTH258 and EYLEA)	Novartis	Wet AMD	—
Abicipar pegol (anti-VEGF-A-DARPin®)	In development (non-inferiority Phase 3 trial initiated in 2015 comparing dosing regimens of abicipar pegol and Lucentis)	Allergan	Wet AMD and related conditions	—
Bi-specific antibody RG7716	In development (Phase 2)	Roche/Genentech	Wet AMD	—
Lucentis port delivery system	In development (Phase 2)	Roche/Genentech	Wet AMD and related conditions	—
PF582, a biosimilar to Lucentis	In development (Phase 1/2)	Pfenex Inc.	Wet AMD and related conditions	—
FYB201, a biosimilar to Lucentis	In development (Phase 3)	Formycon AG (in collaboration with Bioeq GmbH)	Wet AMD and related conditions	—
The table above is not exhaustive. For additional information regarding the substantial competition EYLEA faces, see also Part I, Item 1A. "Risk Factors - Risks Related to Commercialization of EYLEA - The commercial success of EYLEA is subject to strong competition" and Part I, Item 1A. "Risk Factors - Risks Related to Commercialization of Products - Our marketed products are subject to significant competition, and our product candidates or new indications for our marketed products, if any are approved for marketing, may face significant competition."

Praluent. The following table provides an overview of the competitive landscape for Praluent:

Competitor Product/Product Candidate	Commercial or Development Status	Competitor	Indication/Target	Territory
Repatha® (evolocumab)	Approved	Amgen
PCSK9 inhibitor antibody; adjunct to diet and (i) maximally tolerated statin therapy for the treatment of adults with HeFH or clinical atherosclerotic cardiovascular disease, who require additional lowering of LDL-C or (ii) other LDL-lowering therapies in patients with homozygous familial hypercholesterolemia who require additional lowering of LDL-C
United States, Canada, EU, Japan
LY3015014	In development (Phase 2)	Eli Lilly	Antibody against PCSK9	—
Inclisiran (ALN-PCSsc)	In development (Phase 2)	Alnylam Pharmaceuticals, Inc. (in collaboration with The Medicines Company)	RNAi molecule against PCSK9 (injectable, small molecule)	—
Anacetrapib	In development (Phase 3)	Merck	CETP-inhibitor (oral, small molecule)	—
ETC-1002 (bempedoic acid)	In development (Phase 3)	Esperion Therapeutics, Inc.	ACL-inhibitor (oral, small molecule)	—
Gemcabene	In development (Phase 2)	Gemphire Therapeutics Inc.	Cholesterol synthesis inhibitor (oral, small molecule)	—
AMG-899 (TA-8995)	In development (Phase 2)	Amgen	CETP Inhibitor (oral, small molecule)	—
MEDI4166	In development (Phase 1)	AstraZeneca	Anti-PCSK9 antibody fused to a GLP-1 peptide (injectable, biologic)	—
The table above is not exhaustive. For additional information regarding the substantial competition Praluent faces, see also Part I, Item 1A. "Risk Factors - Risks Related to Commercialization of Praluent - The commercial success of Praluent is subject to strong competition."

Monoclonal Antibodies in Development. Our clinical candidates in development are all fully human monoclonal antibodies which were generated using our VelocImmune technology. Our antibody generation technologies and clinical candidates face competition from many pharmaceutical and biotechnology companies using various technologies. Numerous other companies are developing therapeutic antibody products. Companies such as Pfizer, Johnson & Johnson, AstraZeneca, Amgen, Biogen Inc., Novartis, Roche/Genentech, Bristol-Myers Squibb, AbbVie, and GlaxoSmithKline have generated therapeutic products that are currently in development or on the market that are derived from recombinant DNA that comprise human antibody sequences. Astellas has licensed our VelocImmune technology as part of their internal antibody development programs.
The following table provides an overview of the competitive landscape for our antibody programs that are in late-stage clinical development:

Regeneron Antibody Program	Competitor	Competitor Product/Product Candidate	Commercial or Development Status	Target
Sarilumab (Phase 3) Target: IL-6R	Roche	Actemra® (Tocilizumab)	Approved	Antibody against IL-6R for the treatment of rheumatoid arthritis and systemic juvenile idiopathic arthritis
	Johnson & Johnson (in collaboration with GlaxoSmithKline)	Sirukumab	In development (Phase 3)	Antibody against IL-6
	Alder Biopharmaceuticals, Inc. (in collaboration with Vitaeris Inc.)	Clazakizumab	In development (Phase 2)	Antibody against IL-6
	Ablynx	ALX-0061	In development (Phase 2)	Antibody against IL-6R
	R-Pharm	Olokizumab	In development (Phase 2)	Antibody against IL-6
	Roche	SA 237	In development (Phase 1/Phase 3)	Antibody against IL-6R
	Bird Rock Bio, Inc.	Gerilimzumab	In development (Phase 2)	Antibody against IL-6
Dupilumab (Phase 2/Phase 3) Target: IL-4R	GlaxoSmithKline	Nucala® (mepolizumab)	Approved	Antibody against IL-5
	Teva	Cinqair® (reslizumab)	Approved	Antibody against IL-5
	Roche	Lebrikizumab	In development (Phase 3)	Antibody against IL-13
	AstraZeneca	Benralizumab	In development (Phase 3)	Antibody against IL-5R
	AstraZeneca	Tralokinumab	In development (Phase 3)	Antibody against IL-13
	Novartis	QBX258	In development (Phase 2)	Fixed dose combination of antibodies against IL-4 and IL-13
	Galderma S.A.	Nemolizumab	In development (Phase 2)	Antibody against IL-31R
	Amgen (in collaboration with AstraZeneca)	AMG-157	In development (Phase 2)	Antibody against TSLP
	AstraZeneca	MEDI9314	In development (Phase 1)	Antibody against IL-4R
Fasinumab (Phase 2b/ Phase 3) Target: NGF	Pfizer/Eli Lilly	Tanezumab	In development (Phase 3)	Antibody against NGF
REGN2222 (Phase 3) Target: RSV-F protein	AstraZeneca	Synagis® (palivizumab)	Approved	Antibody against RSV-F protein
	AstraZeneca (in collaboration with AIMM Therapeutics)	MEDI8897	In development (Phase 2b)	Antibody against RSV-F protein

The table above is not exhaustive and is focused on antibody competitors. We are also aware of several companies developing or marketing small molecules that may compete with our antibody product candidates in various indications, if such product candidates obtain regulatory approval in those indications. For sarilumab, oral, small-molecule JAK inhibitors such as Pfizer's Xeljanz® (tofacitinib citrate) and Eli Lilly's baricitinib may pose a competitive threat in the rheumatoid arthritis indication if sarilumab is approved in such indication. For dupilumab, Pfizer's Eucrisa® (crisaborole) may be a competitor in the atopic dermatitis indication if dupilumab is approved in such indication.
For additional information regarding our antibody programs and the substantial competition they face, see Part I, Item 1A. "Risk Factors - Risks Related to Commercialization of Products - Our marketed products are subject to significant competition, and our product candidates or new indications for our marketed products, if any are approved for marketing, may face significant competition."
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
Patents, Trademarks, and Trade Secrets
Our success depends, in part, on our ability to obtain patents, maintain trade secret protection, and operate without infringing on the proprietary rights of third parties (see Part I, Item 1A. "Risk Factors - Risks Related to Intellectual Property and Market Exclusivity - We may be restricted in our development, manufacturing, and/or commercialization activities by patents or other proprietary rights of others, and could be subject to damage awards if we are found to have infringed such patents or rights"; and Part I, Item 3. "Legal Proceedings"). Our policy is to file patent applications to protect technology, inventions, and improvements that we consider important to our business and operations. We hold an ownership interest in a number of issued patents in the United States and foreign countries with respect to our products and technologies. In addition, we hold an ownership interest in hundreds of patent applications in the United States and foreign countries.
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
The following table describes our U.S. patents and European patents (EP) that we currently consider of primary importance to our marketed products, including the territory, patent number, general subject matter class, and expected expiration dates. The noted expiration dates include any patent term adjustments. Certain of these patents may also be entitled to term extensions. We continue to pursue additional patents and patent term extensions in the United States and other jurisdictions covering various aspects of our products that may, if issued, extend exclusivity beyond the expiration of the patents listed in the table below. One or more patents with the same or earlier expiry date may fall under the same "general subject matter class" for certain products and are not separately listed.

Product	Molecule	Territory	Patent No.	General Subject Matter Class	Expiration
EYLEA	aflibercept	US	7,070,959	Composition of Matter	June 16, 2023*
		US	8,092,803	Formulation	June 21, 2027
		US	9,254,338	Methods of Treatment	May 22, 2032
		EP	1183353	Composition of Matter	May 23, 2025**
		EP	2364691	Formulation	July 14, 2027
		EP	1544299	Methods of Treatment	May 23, 2020
Praluent***	alirocumab	US	8,062,640	Composition of Matter	December 15, 2029
		US	8,795,669	Formulation	July 27, 2032
		US	8,357,371	Methods of Treatment	December 21, 2029

* A patent term extension has been granted by the U.S. Patent and Trademark Office, extending the original patent term (May 23, 2020), insofar as it covers EYLEA, to June 16, 2023.
** Supplementary protection certificates have been granted in 14 European countries, extending the original patent term (May 23, 2020) in those countries to May 23, 2025, and are pending in nine additional European countries.

*** See Part I, Item 3. "Legal Proceedings" for information regarding the patent infringement proceedings relating to Praluent, which may impact Praluent's commercial availability in the United States and other jurisdictions.

In addition, in the United States and certain other countries, our competitive position may be enhanced due to the availability of market exclusivity under relevant law (for additional information regarding market exclusivity, see Part I, Item 1A. "Risk Factors - Risks Related to Intellectual Property and Market Exclusivity - Loss or limitation of patent rights, and new regulatory pathways for biosimilar competition, could reduce the duration of market exclusivity for our products"). The effect of expiration of a patent relating to a particular product also depends upon other factors, such as the nature of the market and the position of the product in it, the growth of the market, the complexities and economics of the process for manufacture of the active ingredient of the product, and the requirements of new drug provisions of the Federal Food, Drug and Cosmetic Act or similar laws and regulations in other countries.
We also are the nonexclusive licensee of a number of additional patents and patent applications. In 2011, we and Genentech entered into a Non-Exclusive License and Partial Settlement Agreement relating to ophthalmic sales of EYLEA in the United States. Pursuant to this agreement, we received a non-exclusive license to certain patents relating to VEGF receptor proteins, known as the Davis-Smyth patents, and other technology patents. In 2013, we entered into an Amended and Restated Non-Exclusive License and Settlement Agreement with Genentech; under the amended agreement, we received a worldwide non-exclusive license to the Davis-Smyth patents, and certain other patents, owned or co-owned by Genentech for the prevention or treatment of human eye diseases and eye disorders through administration of EYLEA to the eye. Also in 2013, we entered into a Non-Exclusive License and Settlement Agreement with Genentech and Sanofi under which we and Sanofi received a worldwide non-exclusive license to the Davis-Smyth patents, and certain other patents, in all indications for human use other than the prevention or treatment of eye diseases and eye disorders through administration to the eye. Our obligation to pay royalties to Genentech pursuant to these agreements terminated on May 7, 2016, when the licenses granted to us thereunder became fully paid up and royalty free for the duration of the remaining term of the underlying patents.
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
Defense and enforcement of our intellectual property rights is expensive and time consuming, even if the outcome is favorable to us. It is possible that patents issued or licensed to us will be successfully challenged, that a court may find that we are infringing validly issued patents of third parties, or that we may have to alter or discontinue the development of our products or pay licensing fees to take into account patent rights of third parties (see Part I, Item 1A. "Risk Factors - Risks Related to Intellectual Property

and Market Exclusivity - We may be restricted in our development, manufacturing, and/or commercialization activities by patents or other proprietary rights of others, and could be subject to damage awards if we are found to have infringed such patents or rights"; and Part I, Item 3. "Legal Proceedings").
Government Regulation
Regulation by government authorities in the United States and foreign countries is a significant factor in the research, development, manufacture, and marketing of our products and our product candidates (see Part I, Item 1A. "Risk Factors - Risks Related to Commercialization of EYLEA - We and Bayer are subject to significant ongoing regulatory obligations and oversight with respect to EYLEA. If we or Bayer fail to maintain regulatory compliance for EYLEA, EYLEA marketing approval may be withdrawn, which would materially harm our business, prospects, operating results, and financial condition"; "Risks Related to Commercialization of Praluent - We and Sanofi are subject to significant ongoing regulatory obligations and oversight with respect to Praluent. If we or Sanofi fail to maintain regulatory compliance for Praluent, Praluent marketing approval may be withdrawn, which would materially harm our business, prospects, operating results, and financial condition"; and "Risks Related to Maintaining Approval of Our Marketed Products and the Development and Obtaining Approval of Our Product Candidates and New Indications for Our Marketed Products - If we do not maintain regulatory approval for our marketed products, and obtain regulatory approval for our product candidates or new indications for our marketed products, we will not be able to market or sell them, which would materially and negatively impact our business, prospects, operating results, and financial condition."). All of our product candidates will require regulatory approval before they can be commercialized. In particular, human therapeutic products are subject to rigorous preclinical and clinical trials and other pre-market approval requirements by the FDA and foreign authorities. Many aspects of the structure and substance of the FDA and foreign pharmaceutical regulatory practices have been reformed during recent years, and continued reform is under consideration in a number of jurisdictions. The ultimate outcome and impact of such reforms and potential reforms cannot be predicted.
The activities required before a product candidate may be marketed in the United States begin with preclinical tests. Preclinical tests include laboratory evaluations and animal studies to assess the potential safety and efficacy of the product candidate and its formulations. The results of these studies must be submitted to the FDA as part of an IND, which must be reviewed by the FDA before proposed clinical testing can begin. Typically, clinical testing involves a three-phase process. In Phase 1, trials are conducted with a small number of subjects to determine the early safety profile of the product candidate. In Phase 2, clinical trials are conducted with subjects afflicted with a specific disease or disorder to provide enough data to evaluate the preliminary safety, tolerability, and efficacy of different potential doses of the product candidate. In Phase 3, large-scale clinical trials are conducted with patients afflicted with the specific disease or disorder in order to provide enough data to understand the efficacy and safety profile of the product candidate, as required by the FDA. The results of the preclinical and clinical testing of a biologic product candidate are then submitted to the FDA in the form of a BLA for evaluation to determine whether the product candidate may be approved for commercial sale. In responding to a BLA, the FDA may grant marketing approval, request additional information, or deny the application. Before approving a new drug or biologic product, the FDA also requires that the facilities at which the product will be manufactured or advanced through the supply chain be in compliance with current Good Manufacturing Practices, or cGMP, requirements and regulations governing the manufacture, shipment, and storage of the product.
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

Business Segments
We manage our business as one segment which includes all activities related to the discovery, development, and commercialization of medicines for the treatment of serious medical conditions. For financial information related to our one segment, see Part II, Item 6. "Selected Financial Data" and our Consolidated Financial Statements and related notes.
Employees
As of December 31, 2016, we had approximately 5,400 full-time employees, of whom approximately 700 held a Ph.D. and/or M.D., or PharmD degree. We believe that we have been successful in attracting skilled and experienced personnel in a highly competitive environment; however, competition for these personnel is intense. None of our personnel are covered by collective bargaining agreements and our management considers its relations with our employees to be good.
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
EYLEA net sales represent a substantial portion of our revenues and this concentration of our net sales in a single product makes us substantially dependent on that product. For the years ended December 31, 2016 and 2015, EYLEA net sales in the United States represented 68% and 65% of our total revenues, respectively. If we were to experience difficulty with the commercialization of EYLEA in the United States, if Bayer were to experience any difficulty with the commercialization of EYLEA outside the United States, or if we and Bayer are unable to maintain current marketing approvals of EYLEA, we may experience a reduction in revenue and may not be able to sustain profitability, and our business, prospects, operating results, and financial condition would be materially harmed.
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

•
our ability to differentiate EYLEA from Lucentis and other competitive products, and the willingness of retinal specialists and patients to switch from Lucentis or off-label use of repackaged Avastin to EYLEA or to start treatment with EYLEA;

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
The market for eye disease products is very competitive (an overview of the competitive landscape for EYLEA is provided in Part I, Item 1. "Business - Competition - EYLEA"). For example, Novartis and Genentech/Roche are collaborating on the commercialization and further development of a VEGF antibody fragment, Lucentis, for the treatment of various eye indications. Lucentis is approved in one or more jurisdictions for the treatment of wet AMD, macular edema following RVO (including CRVO and BRVO), DME, diabetic retinopathy in patients with DME, and mCNV. Competitors are also exploring the development of a biosimilar version of Lucentis; in particular, Pfenex is developing PF582 (a Phase 1b/2a trial in patients with wet AMD has been completed), and Formycon (in collaboration with Bioeq) is developing FYB201 (currently in a Phase 3 trial in patients with wet AMD).
Other competitive or potentially competitive products include Allergan's Ozurdex (approved by the FDA for the treatment of macular edema following RVO and for the treatment of DME) and Alimera's Iluvien (approved by the FDA for the treatment of DME in patients who have been previously treated with a course of corticosteroids and did not have a clinically significant rise in intraocular pressure), both of which are intravitreal implants of corticosteroids. Many other companies are working on the development of product candidates and extended delivery devices for the potential treatment of wet AMD, DME, and RVO, including those that act by blocking VEGF and VEGF receptors, as well as small interfering ribonucleic acids (siRNAs) that modulate gene expression. For example, Genentech/Roche is developing a Lucentis port delivery system implant (currently in a Phase 2 study in patients with wet AMD). Novartis is developing RTH258 (ESBA1008), a humanized monoclonal single-chain FV (scFv) antibody fragment targeting VEGF-A for wet AMD, and initiated a non-inferiority Phase 3 trial comparing RTH258 and EYLEA in December 2014. Allergan is developing abicipar pegol for wet AMD and related conditions (currently studied in Phase 3 trials against Lucentis as a comparator drug). Additionally, companies are developing products (or combinations of products) to treat wet AMD that act by blocking VEGF and VEGF receptors, as well as other targets (for example, Ang2). Genentech/Roche is developing a bi-specific antibody targeting both VEGF and Ang2 for wet AMD and DME (currently in Phase 2 trials for both indications). Competitors are also developing eye-drop formulations, oral therapies, and gene/cell therapies for various indications that, if approved, would compete with EYLEA in one or more of its currently approved indications.
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
Finally, ZALTRAP has not been manufactured and formulated for use in intravitreal injections, and there is a risk that third parties may attempt to repackage ZALTRAP for off-label use and sale for the treatment of wet AMD and other diseases of the eye, which would present a potential low-cost competitive threat to EYLEA for its approved indications. We are aware of one published study claiming that ZALTRAP (ziv-aflibercept) may be safely administered to the eye.
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
Under the terms of our license and collaboration agreement with Bayer (which is terminable by Bayer at any time upon six or twelve months' advance notice), we rely on Bayer for sales, marketing, and distribution of EYLEA in countries outside the United States. If we and Bayer are unsuccessful in continuing to commercialize EYLEA, our ability to sustain profitability would be materially impaired. We have limited commercial capabilities outside the United States and would have to develop or outsource these capabilities. Therefore, termination of the Bayer collaboration agreement would create substantial new and additional risks to the successful commercialization of EYLEA, particularly outside the United States. For additional information regarding our collaboration with Bayer, see "Risks Related to Our Reliance on Third Parties - If our collaboration with Bayer for EYLEA is terminated, or Bayer materially breaches its obligations thereunder, our business, prospects, operating results, and financial condition, and our ability to continue to develop EYLEA and commercialize EYLEA outside the United States in the time expected, or at all, would be materially harmed" below.
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

•	our and Sanofi's ability to differentiate Praluent from Amgen's Repatha and other competitive products;

•
the outcome of the pending patent infringement proceedings initiated by Amgen against us and Sanofi (described further in Part I, Item 3. "Legal Proceedings" of this report), and other risks associated with intellectual property of other parties and pending or future litigation relating thereto, as discussed under "Risks Related to Intellectual Property and Market Exclusivity" below;

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

•
the effect of existing and new health care laws and regulations currently being considered or implemented in the United States, including reporting and disclosure requirements of such laws and regulations and the potential impact of such requirements on physician prescription practices; and

•
maintaining and successfully monitoring commercial manufacturing arrangements for Praluent with parties who perform fill/finish or other steps in the manufacture of Praluent to ensure that they meet our standards and those of regulatory authorities, including the FDA, which extensively regulate and monitor pharmaceutical manufacturing facilities.

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
We and Sanofi are subject to significant ongoing regulatory obligations and oversight with respect to Praluent for its currently approved indications in the United States, EU, and other countries. If we or Sanofi fail to maintain regulatory compliance for Praluent for its currently approved indications (including because Praluent does not meet the relevant endpoints of any required post-approval studies, such as the ongoing ODYSSEY OUTCOMES trial, or for any of the other reasons discussed below under "Risks Related to Maintaining Approval of Our Marketed Products and the Development and Obtaining Approval of Our Product Candidates and New Indications for Our Marketed Products - Obtaining and maintaining regulatory approval for drug products is costly, time-consuming, and highly uncertain"), Praluent marketing approval may be withdrawn, which would materially harm our business, prospects, operating results, and financial condition. Failure to comply may also subject us to sanctions, product recalls, or withdrawals of previously approved marketing applications. See also "Risks Related to Manufacturing and Supply - If we fail to meet the stringent requirements of governmental regulation in the manufacture of drug products or product candidates, we could incur substantial remedial costs, delays in the development or approval of our product candidates or new indications for our marketed products and/or in their commercial launch if they obtain regulatory approval, and a reduction in sales" below.
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
There is significant actual and potential future competition for Praluent (an overview of the competitive landscape for Praluent is provided in Part I, Item 1. "Business - Competition - Praluent"). Amgen's PCSK9 program is currently the most advanced of the competitors, having already received regulatory approvals in jurisdictions including the U.S., the EU, and Japan for its PCSK9 inhibitor Repatha. Amgen may obtain marketing approval for Repatha in one or more additional countries before Praluent is approved in those countries. Several other companies, including AstraZeneca and Eli Lilly, also have development programs for antibodies against PCSK9. Alnylam, in collaboration with The Medicines Company, has a clinical program underway with an RNAi molecule against PCSK9. In addition, there are therapeutic products targeting PCSK9 operating through other mechanisms of action in development, including oral products and vaccines. Oral products that lower LDL-C, if approved, may also be competitive with PCSK9 inhibitors, including Praluent. Certain late-stage inhibitors of cholesterylester transfer protein (CETP), such as Merck's anacetrapib, lower LDL-C and may be launched with supporting data from outcomes trials prior to the completion of our own outcomes trial for Praluent. Other oral agents for lowering LDL-C that may potentially compete with Praluent include ETC-1002, which is being developed by Esperion; and gemcabene, which is being developed by Gemphire.

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
Before approving a new drug or biologic product, the FDA requires that the facilities at which the product will be manufactured or advanced through the supply chain be in compliance with current Good Manufacturing Practices, or cGMP, requirements and regulations governing the manufacture, shipment, and storage of the product. These cGMP requirements and regulations are not prescriptive instructions on how to manufacture products, but rather a series of principles that must be observed during manufacturing; as a result, their implementation may not be clearly delineated and may present a challenging task. Manufacturing product candidates in compliance with these regulatory requirements is complex, time-consuming, and expensive. To be successful, our products must be manufactured in compliance with regulatory requirements, and at competitive costs. If we or any of our product collaborators, or third-party manufacturers, product packagers, labelers, or other parties performing steps in the supply chain are unable to maintain regulatory compliance, the FDA can impose regulatory sanctions, including, among other things, refusal to approve a pending application for a new drug or biologic product, or revocation of a pre-existing approval. For example, on October 28, 2016, the FDA issued a Complete Response Letter relating to the BLA for sarilumab, which referred to certain deficiencies identified during a routine cGMP inspection of the Sanofi facility in Le Trait, France where sarilumab is filled and finished; satisfactory resolution of these deficiencies is required before the BLA can be approved. For additional information, see "Risks Related to Manufacturing and Supply - If we fail to meet the stringent requirements of governmental regulation in the manufacture of drug products or product candidates, we could incur substantial remedial costs, delays in the development or approval of our product candidates or new indications for our marketed products and/or in their commercial launch if they obtain regulatory approval, and a reduction in sales." Our business, prospects, operating results, and financial condition may be materially harmed as a result of noncompliance with the requirements and regulations described in this paragraph.
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
Only a small minority of all research and development programs ultimately result in commercially successful drugs. Clinical trials may not demonstrate statistically sufficient effectiveness and safety to obtain the requisite regulatory approvals for these product candidates in these indications. Many companies in the biopharmaceutical industry, including our company, have suffered significant setbacks in clinical trials, even after promising results have been obtained in earlier trials. In a number of instances, we have terminated the development of product candidates due to a lack of or only modest effectiveness, and clinical trials evaluating our product candidates failed to meet the relevant endpoints. For example, in September 2016, we reported that in the Phase 2 study evaluating aflibercept co-formulated with rinucumab, an antibody to Platelet Derived Growth Factor Receptor Beta (PDGFR-beta), in patients with wet AMD, the combination therapy did not demonstrate an improvement in best corrected visual acuity compared to intravitreal aflibercept injection monotherapy at 12 weeks. Moreover, even if we obtain positive results from preclinical testing or clinical trials, we may not achieve the same success in future trials, or the FDA and analogous foreign regulatory authorities may deem the results insufficient for an approval. For instance, based on the results of three Phase 3 studies, we submitted a supplemental BLA filing to the FDA seeking approval of ARCALYST for the prevention of gout flares in patients initiating uric acid-lowering drug therapy. In May 2012, the Arthritis Advisory Committee of the FDA voted to recommend against approval of ARCALYST for the prevention of gout flares in patients initiating uric acid-lowering drug therapy and, in July 2012, we received a Complete Response Letter from the FDA requesting additional information, including clinical data, as well as additional CMC information related to a proposed new dosage form. We have discontinued development of ARCALYST for gout.
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
We have been in the past, are currently, and may in the future be involved in patent litigation and other proceedings involving patents and other intellectual property. For example, we are currently party to patent infringement proceedings initiated by Amgen against us and Sanofi relating to Praluent, as described in Part I, Item 3. "Legal Proceedings" of this report. In addition, we are currently party to patent infringement proceedings initiated by us relating to our European Patent No. 1,360,287, our European Patent No. 2,264,163, and our U.S. Patent No. 8,502,018, all of which concern genetically altered mice capable of producing chimeric antibodies that are part human and part mouse, as described in Part I, Item 3. "Legal Proceedings" of this report.
We are aware of additional patents and pending patent applications owned by others that claim antibodies to PCSK9 and methods of treating hypercholesterolemia with such antibodies. We are also aware of patents and pending patent applications owned by others that respectively claim antibodies to IL-6R and methods of treating conditions including rheumatoid arthritis and uveitis with such antibodies; and antibodies to IL-4R and methods of treating conditions including atopic dermatitis and asthma with such antibodies. In addition to Praluent, our late-stage antibody-based pipeline includes sarilumab, an antibody to IL-6R, intended for the treatment of rheumatoid arthritis and non-infectious uveitis; Dupixent (dupilumab), an antibody to IL-4R, intended for the treatment of atopic dermatitis, asthma, nasal polyps, and eosinophilic esophagitis; REGN2222, an antibody targeting RSV-F; and fasinumab, an antibody to NGF. With respect to Dupixent, we are aware of certain patents owned by Immunex Corporation, a wholly owned subsidiary of Amgen. These patents include U.S. Patent No. 8,679,487 and European Patent No. 2,292,665 (the '665 Patent) and are generally directed to antibodies that bind to IL-4R. On September 30, 2016, Sanofi initiated a revocation proceeding to invalidate the U.K. counterpart of the '665 Patent in the United Kingdom. At the joint request of the parties to the revocation proceeding, the U.K. Patents Court ordered on January 30, 2017 that the revocation action be stayed pending the final determination of the currently pending European Patent Office opposition proceedings initiated by us and Sanofi in relation to the '665 Patent. The original patent term of the Immunex patents is set to expire in 2021.
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
Our ability to continue to manufacture EYLEA, Praluent, ZALTRAP, and ARCALYST in our Rensselaer, New York facilities and our ability to manufacture our marketed products at additional facilities (such as the Limerick, Ireland facility) in the future, or to utilize third parties to produce our products, to supply raw materials or other products, or to perform fill/finish services or other steps in our manufacture and supply chain, depends on our and their ability to operate without infringing the patents or other intellectual property rights of others. Other parties may allege that our manufacturing activities, or the activities of third parties involved in our manufacture and supply chain (which may be located in jurisdictions outside the United States), infringe patents or other intellectual property rights. A judicial or regulatory decision in favor of one or more parties making such allegations could directly or indirectly preclude the manufacture of our products to which those intellectual property rights apply on a temporary or permanent basis, which could materially harm our business, prospects, operating results, and financial condition.
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
Certain of the raw materials required in the manufacture and the formulation of our product candidates may be derived from biological sources, including mammalian tissues, bovine serum, and human serum albumin. There are certain European regulatory restrictions on using these biological source materials. If we are required to substitute for these sources to comply with European regulatory requirements, our clinical development or commercial activities may be delayed or interrupted.
If we fail to meet the stringent requirements of governmental regulation in the manufacture of drug products or product candidates, we could incur substantial remedial costs, delays in the development or approval of our product candidates or new indications for our marketed products and/or in their commercial launch if they obtain regulatory approval, and a reduction in sales.
We and our third-party providers are required to maintain compliance with cGMPs, and are subject to inspections by the FDA or comparable agencies in other jurisdictions to confirm such compliance. Changes of suppliers or modifications of methods of manufacturing may require amending our application(s) to the FDA or such comparable foreign agencies and acceptance of the change by the FDA or such comparable foreign agencies prior to release of product(s). Because we produce multiple products and product candidates at our facility in Rensselaer, New York, including EYLEA, Praluent, ZALTRAP, and ARCALYST, there are increased risks associated with cGMP compliance. Our inability, or the inability of our third-party fill/finish or other service providers, to demonstrate ongoing cGMP compliance could require us to engage in lengthy and expensive remediation efforts, withdraw or recall product, halt or interrupt clinical trials, and/or interrupt commercial supply of any marketed products, and could also delay or prevent our obtaining regulatory approval for our late-stage product candidates or new indications for our marketed products. For example, on October 28, 2016, the FDA issued a Complete Response Letter relating to the BLA for sarilumab, which referred to certain deficiencies identified during a routine cGMP inspection of the Sanofi facility in Le Trait, France where sarilumab and dupilumab are filled and finished; satisfactory resolution of these deficiencies is required before the BLA can be approved. While the FDA subsequently reclassified the Sanofi Le Trait fill-and-finish facility as "acceptable" based on review of responses to an FDA Form 483, as well as proposed corrective actions, there is no guarantee that Sanofi will be able to resolve those deficiencies timely or at all. Any delay, interruption, or other issue that arises in the manufacture, fill/finish, packaging, or storage of any drug product or product candidate as a result of a failure of our facilities or the facilities or operations of third parties to pass any regulatory agency inspection or maintain cGMP compliance could significantly impair our ability to develop, obtain approval for, and successfully commercialize our products, which would substantially harm our business, prospects, operating results, and financial condition. Any finding of non-compliance could also increase our costs, cause us to delay the development of our product candidates, result in delay in our obtaining, or our not obtaining, regulatory approval of product candidates or new indications for our marketed products, and cause us to lose revenue from any marketed products, which could be seriously detrimental to our business, prospects, operating results, and financial condition.

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
We are aware of several pharmaceutical and biotechnology companies actively engaged in the research and development of antibody products against targets that are also the targets of our early- and late-stage product candidates (an overview of the competitive landscape for our antibody programs that are in late-stage clinical development is provided in Part I, Item 1. "Business - Competition - Monoclonal Antibodies in Development"). For example, Pfizer (in collaboration with Eli Lilly) is developing an antibody product candidate against NGF. Genentech/Roche is marketing an antibody against IL-6R (Actemra) for the treatment of rheumatoid arthritis that would compete with sarilumab, our IL-6R antibody, if it is approved. In addition, several other companies, including Johnson & Johnson (in collaboration with GlaxoSmithKline), Alder (in collaboration with Vitaeris), Ablynx, and R-Pharm, have antibodies against IL-6 or IL-6R in clinical development. A number of companies are developing antibodies that, if approved, may compete with dupilumab, our IL-4R antibody, if it is approved, including Roche (an antibody against IL-13), AstraZeneca (antibodies against IL-4R, IL-5R, and IL-13), Novartis (a combination antibody against IL-4 and IL-13), and Amgen (in collaboration with AstraZeneca) (an antibody against thymic stromal lymphopoietin, or TSLP). GlaxoSmithKline's Nucala and Teva's Cinqair, both of which are antibodies against IL-5, may also compete with dupilumab, if dupilumab is approved. For RSV, AstraZeneca commercializes an antibody against RSV-F protein, Synagis, and other antibodies are in clinical development, including by AstraZeneca (in collaboration with AIMM Therapeutics). We are also aware of several companies developing or marketing small molecules that may compete with our antibody product candidates in various indications, if such product candidates obtain regulatory approval in those indications. For sarilumab, oral, small-molecule JAK inhibitors such as Pfizer's Xeljanz and Eli Lilly's baricitinib may pose a competitive threat in the rheumatoid arthritis indication if sarilumab is approved in such indication. For dupilumab, Pfizer's Eucrisa may be a competitor in the atopic dermatitis indication if dupilumab is approved in such indication.
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
In addition, in order for private insurance and governmental payers (such as Medicare and Medicaid in the United States) to reimburse the cost of our products, we must, among other things, maintain our FDA registration and our National Drug Code, maintain formulary approval by pharmacy benefits managers, and maintain recognition by insurance companies and CMS. There is no certainty that we will be able to obtain or maintain the applicable requirements for reimbursement (including relevant formulary coverage) of our current and future products, which may have a material adverse effect on our business.
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
We sell EYLEA in the United States to several distributors and specialty pharmacies. Under this distribution model, the distributors and specialty pharmacies generally take physical delivery of product and generally sell the product directly to healthcare providers. For the year ended December 31, 2016, product sales to three customers accounted on a combined basis for 99% of our total gross product revenue. We expect this significant customer concentration to continue for the foreseeable future. Our ability to generate and grow sales of EYLEA will depend, in part, on the extent to which our distributors and specialty pharmacies are able to provide adequate distribution of EYLEA to healthcare providers. Although we believe we can find additional distributors, if necessary, our revenue during any period of disruption could suffer and we might incur additional costs. In addition, these customers are responsible for a significant portion of our net trade accounts receivable balances. The loss of any large customer, a significant reduction in sales we make to them, any cancellation of orders they have made with us, or any failure to pay for the products we have shipped to them could adversely affect our results of operations.
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
The current U.S. administration and Congress could carry out significant changes in legislation, regulation, and government policy (including with respect to the possible repeal of all or portions of the PPACA, possible changes in the existing treaty and trade relationships with other countries, and tax reform), as evidenced by statements and recent actions of the current president. While it is not possible to predict whether and when any such changes will occur, changes in the laws, regulations, and policies governing the development and approval of our product candidates and the commercialization, importation, and reimbursement of our products could adversely affect our business.
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
We rely heavily on funding from Sanofi to support certain antibody research and development programs, as well as our immuno-oncology research and development programs. Sanofi has committed to reimburse us for up to (i) $130.0 million of the costs of our efforts to identify and validate drug discovery targets and pre-clinically develop fully human monoclonal antibodies against such targets under our Antibody Discovery Agreement in 2017 and (ii) $825.0 million of the costs of our efforts to identify and validate potential immuno-oncology targets and develop fully-human therapeutic antibodies against such targets under the IO Discovery and Development Agreement over the term of the IO Discovery and Development Agreement. Sanofi also initially funds almost all of the development expenses incurred in connection with the clinical development of product candidates (i) that Sanofi elects to co-develop with us under our Antibody Collaboration and (ii) for which Sanofi is the principal controlling party under our IO Collaboration. In addition, Sanofi initially funds half of the development expenses incurred in connection with the clinical development of product candidates for which we are the principal controlling party under our IO Collaboration. We rely on Sanofi to fund these activities. In addition, with respect to those antibodies that Sanofi elects to co-develop with us under our Antibody Collaboration (such as Praluent, sarilumab, and dupilumab) or for which Sanofi is the principal controlling party under our IO Collaboration, we rely on Sanofi to lead much of the clinical development efforts and assist with obtaining and maintaining regulatory approval. Following regulatory approval, we also rely on Sanofi to lead (i) the commercialization efforts to support all of the antibody products that are co-developed by Sanofi and us under our Antibody Collaboration and (ii) the commercialization efforts outside the Unites States to support all products that are co-developed by Sanofi and us under our IO Collaboration (as well as the commercialization efforts in the United States to support all products for which Sanofi is the principal controlling party under our IO Collaboration).
If Sanofi does not elect to co-develop the product candidates that we discover or opts out of their development under our Antibody Collaboration or our IO Collaboration, unless we enter into a collaboration agreement with another party, we would be required to fund and oversee on our own the clinical trials, any regulatory responsibilities, and the ensuing commercialization efforts to support those antibody products. For example, Sanofi has elected not to continue co-development of fasinumab, REGN2222, and trevogrumab, and decided not to opt in to the evinacumab and other programs. In addition, after 2017, we will be required to fund our antibody discovery activities and the research and preclinical development activities of our drug candidates, as Sanofi’s funding obligations under the Antibody Discovery Agreement will cease to continue except with regard to the programs for which Sanofi has exercised its extension right.
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
We rely heavily on Bayer to assist with the development, and particularly the commercialization outside the United States, of EYLEA. Under our agreement with them, Bayer is required to fund approximately half of the development expenses incurred by both companies in connection with the global EYLEA development program. As the EYLEA program continues, we will continue to rely on Bayer to assist with funding the EYLEA development program, continue to lead the development of EYLEA outside the United States, obtain and maintain regulatory approval outside the United States, and provide all sales, marketing, and commercial support for the product outside the United States. In particular, Bayer has responsibility for selling EYLEA outside the United States using its sales force and, in Japan, in cooperation with Santen Pharmaceuticals Co. Ltd. pursuant to a Co-Promotion and Distribution Agreement with Bayer's Japanese affiliate. We cannot assure you that regulatory approvals will be received for EYLEA in additional indications outside the United States or that EYLEA will be successfully commercialized outside the United States. If Bayer and, in Japan, Santen do not perform their obligations in a timely manner, or at all, our ability to develop, manufacture, and commercialize EYLEA outside the United States will be significantly adversely affected. Bayer has the right to terminate its collaboration agreement with us at any time upon six or twelve months' advance notice, depending on the circumstances giving rise to termination. If Bayer were to terminate its collaboration agreement with us, we would not have the resources or skills to replace those of our collaborator, which could require us to seek additional funding or another collaboration that might not be available on favorable terms or at all, and could cause significant delays in the development and/or commercialization of EYLEA outside the United States and result in substantial additional costs to us. We have limited commercial capabilities outside the United States and would have to develop or outsource these capabilities (see also "Risks Related to Commercialization of Products - If we need to establish commercial capabilities outside the United States and are unable to do so, our business, prospects, operating results, and financial condition may be adversely affected" above). Termination of the Bayer collaboration agreement would create substantial new and additional risks to the successful development and commercialization of EYLEA, particularly outside the United States.

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
We are highly dependent on certain of our executive officers, other key members of our senior management team, and our Chairman. If we are not able to retain (or for any other reason lose the services of) any of these persons, our business may suffer. In particular, we depend on the services of P. Roy Vagelos, M.D., the Chairman of our board of directors; Leonard S. Schleifer, M.D., Ph.D., our President and Chief Executive Officer; George D. Yancopoulos, M.D., Ph.D., our President and Chief Scientific Officer; and Neil Stahl, Ph.D., our Executive Vice President, Research and Development. As we continue to commercialize EYLEA and Praluent and begin to commercialize other products assuming the receipt of required regulatory approvals, we are also highly dependent on the expertise and services of members of our senior management leading these commercialization efforts. There is intense competition in the biotechnology industry for qualified scientists and managerial personnel in the development, manufacture, and commercialization of drugs. We may not be able to continue to attract and retain the qualified personnel necessary to continue to advance our business and achieve our strategic objectives.
Information Technology Risks
Significant disruptions of information technology systems or breaches of data security could adversely affect our business.
Our business is increasingly dependent on critical, complex, and interdependent information technology systems, including Internet-based systems, to support business processes as well as internal and external communications. The size and complexity of our computer systems make us potentially vulnerable to IT system breakdowns, internal and external malicious intrusion, and computer viruses, which may result in the impairment of production and key business processes. We also have outsourced significant elements of our information technology infrastructure and operations to third parties, which may provide access to our confidential information to such third parties and may also make our systems vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by such third parties or others.
In addition, our systems are potentially vulnerable to data security breaches - whether by employees or others - which may expose sensitive data to unauthorized persons. Such data security breaches could lead to the loss of trade secrets or other intellectual property, result in demands for ransom or other forms of blackmail, or lead to the public exposure of personal information (including sensitive personal information) of our employees, clinical trial patients, customers, and others. Such attacks are of ever-increasing levels of sophistication and are made by groups and individuals with a wide range of motives (including industrial espionage) and expertise, including by organized criminal groups, “hacktivists,” nation states, and others. As a company with an increasingly global presence, our systems are subject to frequent attacks. Due to the nature of some of these attacks, there is a risk that an attack may remain undetected for a period of time. While we continue to make investments to improve the protection of data and information technology, there can be no assurance that our efforts will prevent service interruptions or security breaches.
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
We expend substantial resources for research and development, including costs associated with clinical testing of our product candidates and new indications of our marketed products, the commercialization of products, and capital expenditures. We believe our existing capital resources and borrowing availability under our revolving credit facility, together with funds generated by current and anticipated EYLEA net product sales and funding we are entitled to receive under our collaboration agreements, will enable us to meet our anticipated operating needs for the foreseeable future. However, one or more of our collaboration agreements may terminate, our revenues may fall short of our projections or be delayed, or our expenses may increase, any of which could result in our capital being consumed significantly faster than anticipated. In addition, our expenses may increase for many reasons, including expenses in connection with the commercialization of EYLEA and Praluent and the anticipated commercial launches of our late-stage product candidates, including sarilumab and dupilumab, and new indications for our marketed products, manufacturing scale-up, expenses related to clinical trials testing of antibody product candidates we are developing on our own (without a collaborator), and expenses for which we are responsible in accordance with the terms of our collaboration agreements.
We cannot be certain that our existing capital resources and our current and anticipated revenues will be sufficient to meet our operating needs. We may require additional financing in the future and we may not be able to raise additional funds on acceptable terms or at all. For example, on December 30, 2016, we entered into a purchase agreement pursuant to which we have agreed to purchase our existing corporate headquarters and other rentable area consisting of approximately 150 acres of predominately office buildings and laboratory space located in the towns of Mount Pleasant and Greenburgh, NY for a gross purchase price of $720.0 million, subject to certain customary adjustments. The closing of the purchase is anticipated in the first quarter of 2017. Our obligation to consummate the purchase is not subject to a financing condition. While we have engaged a financing provider to use its best efforts to arrange a financing in connection with the contemplated purchase, there is no guarantee that we will be able to obtain such financing on the agreed terms or at all. Our ability to obtain additional financing could be adversely affected if there is a significant decline in the demand for our products or other significantly unfavorable changes in economic conditions. Volatility in the financial markets could increase borrowing costs or affect our ability to raise capital. If additional financing is necessary and we obtain it through the sale of equity securities, such sales will likely be dilutive to our shareholders. Debt financing arrangements may require us to pledge certain assets or enter into covenants that would restrict our business activities or our ability to incur further indebtedness and may be at interest rates and contain other terms that are not favorable to our shareholders. Should we require and be unable to raise sufficient funds (i) to complete the development of our product candidates, (ii) to successfully commercialize our late-stage product candidates or new indications for our marketed products if they obtain regulatory approval, and (iii) to continue our manufacturing and marketing of EYLEA, we may face delay, reduction, or elimination of our research and development or preclinical or clinical programs and our commercialization activities, which would significantly limit our potential to generate revenue.
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
As of December 31, 2016, we had $535.2 million in cash and cash equivalents and $1,367.7 million in marketable securities (including $49.2 million in equity securities). Our investments consist primarily of fixed-income securities, including investment-

grade corporate bonds. These fixed-income investments are subject to external factors that may adversely affect their market value or liquidity, such as interest rate, liquidity, market, and issuer credit risks, including actual or anticipated changes in credit ratings. The equity securities we hold may experience significant volatility and may decline in value or become worthless if the issuer experiences an adverse development. Furthermore, our equity investments could be subject to dilution (and decline in value) as a result of the issuance of additional equity interests. If any of our investments suffer market price declines that are other than temporary, their value could be impaired, which may have an adverse effect on our financial condition and operating results.
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

•	our ability to raise additional capital as needed on favorable terms;

•	developments in our relationships with collaborators or key customers;

•	developments in the biotechnology industry or in government regulation of healthcare, including those relating to compounding;

•	large sales of our Common Stock by our executive officers, directors, or significant shareholders;

•	changes in tax rates, laws, or interpretation of tax laws;

•	arrivals and departures of key personnel;

•	general market conditions;

•	trading activity that results from the rebalancing of stock indices in which our Common Stock is included, or the inclusion or exclusion of our Common Stock from such indices;

•	other factors identified in these "Risk Factors"; and

•	the perception by the investment community or our shareholders of any of the foregoing factors.
The trading price of our Common Stock has been, and could continue to be, subject to wide fluctuations in response to these and other factors, including the sale or attempted sale of a large amount of our Common Stock in the market. As discussed in greater detail under "Future sales of our Common Stock by our significant shareholders or us may depress our stock price and impair our ability to raise funds in new share offerings" below, a large percentage of our Common Stock is owned by a small number of our principal shareholders, and our largest shareholder, Sanofi, has been maintaining its percentage ownership of our Common Stock but has previously publicly disclosed that it may opportunistically increase its percentage ownership of our Common Stock. As a result, the public float of our Common Stock (i.e., the portion of our Common Stock held by public investors, as opposed to the Common Stock held by our directors, officers, and principal shareholders) is low relative to many large public companies. As our Common Stock is less liquid than the stock of companies with broader public ownership, its trading price may fluctuate significantly more than the stock market as a whole. These factors may exacerbate the volatility in the trading price of our Common Stock and may negatively impact your ability to liquidate your investment in Regeneron at the time you wish at a price you consider satisfactory. Broad market fluctuations may also adversely affect the market price of our Common Stock. In the past, securities class action litigation has often been initiated against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management's attention and resources, and could also require us to make substantial payments to satisfy judgments or to settle litigation, which may harm our business, prospects, operating results, and financial condition.
Future sales of our Common Stock by our significant shareholders or us may depress our stock price and impair our ability to raise funds in new share offerings.
A small number of our shareholders beneficially own a substantial amount of our Common Stock. As of December 31, 2016, our five largest shareholders plus Dr. Schleifer, our Chief Executive Officer, beneficially owned approximately 52.0% of our outstanding shares of Common Stock, assuming, in the case of our Chief Executive Officer, the conversion of his Class A Stock into Common Stock and the exercise of all options held by him which are exercisable within 60 days of December 31, 2016. As of December 31, 2016, Sanofi beneficially owned 23,418,396 shares of our Common Stock, representing approximately 22.5% of the shares of Common Stock then outstanding. Under our January 2014 amended and restated investor agreement with Sanofi, Sanofi has three demand rights to require us to use all reasonable efforts to conduct a registered underwritten offering with respect to shares of our Common Stock held by Sanofi from time to time; however, shares of our Common Stock held by Sanofi from time to time may not be sold until the later of (i) December 20, 2020 and (ii) the expiration of our Antibody Discovery Agreement with Sanofi relating to our Antibody Collaboration (as amended) if the agreement is extended beyond December 20, 2020. These restrictions on dispositions are subject to earlier termination upon the occurrence of certain events, such as the consummation of a change-of-control transaction involving us or a dissolution or liquidation of our company. In February 2013, we received from Sanofi a notification under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 that it intends to acquire additional Common Stock through open market purchases and direct purchases from shareholders. In December 2015, Sanofi disclosed in an amendment to its Schedule 13D filed with the SEC its intention to purchase (subject to market conditions, including the price and availability of shares of our Common Stock, and legal and regulatory requirements) additional shares of our Common Stock to maintain and opportunistically increase its beneficial ownership on a percentage basis up to the maximum allowed under the "standstill" provisions of our amended and restated investor agreement with Sanofi, or 30% of our Class A Stock and Common Stock (taken together). If Sanofi, our other significant shareholders, or we sell substantial amounts of our Common Stock in the public market, or there is a perception that such sales may occur, the market price of our Common Stock could fall. Sales of Common Stock by our significant shareholders, including Sanofi, also might make it more difficult for us to raise funds by selling equity or equity-related securities in the future at a time and price that we deem appropriate.
Our existing shareholders may be able to exert significant influence over matters requiring shareholder approval and over our management.
Holders of Class A Stock, who are generally the shareholders who purchased their stock from us before our initial public offering, are entitled to ten votes per share, while holders of Common Stock are entitled to one vote per share. As of December 31, 2016, holders of Class A Stock held 15.5% of the combined voting power of all shares of Common Stock and Class A Stock then outstanding. These shareholders, if acting together, would be in a position to significantly influence the election of our directors and the vote on certain corporate transactions that require majority or supermajority approval of the combined classes, including mergers and other business combinations. This may result in our taking corporate actions that other shareholders may not consider to be in their best interest and may affect the price of our Common Stock. As of December 31, 2016:

•
our current executive officers and directors beneficially owned 10.8% of our outstanding shares of Common Stock, assuming conversion of their Class A Stock into Common Stock and the exercise of all options held by such persons which are exercisable within 60 days of December 31, 2016, and 22.0% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by such persons which are exercisable within 60 days of December 31, 2016; and

•
our five largest shareholders plus Dr. Schleifer, our Chief Executive Officer, beneficially owned approximately 52.0% of our outstanding shares of Common Stock, assuming, in the case of our Chief Executive Officer, the conversion of his Class A Stock into Common Stock and the exercise of all options held by him which are exercisable within 60 days of December 31, 2016. In addition, these five shareholders plus our Chief Executive Officer held approximately 57.2% of the combined voting power of our outstanding shares of Common Stock and Class A Stock, assuming the exercise of all options held by our Chief Executive Officer which are exercisable within 60 days of December 31, 2016.

Pursuant to the January 2014 amended and restated investor agreement with us, Sanofi has agreed to vote its shares as recommended by our board of directors, except that it may elect to vote proportionally with the votes cast by all of our other shareholders with respect to certain change-of-control transactions and to vote in its sole discretion with respect to liquidation or dissolution of our company, stock issuances equal to or exceeding 20% of the outstanding shares or voting rights of Common Stock and Class A Stock (taken together), and new equity compensation plans or amendments if not materially consistent with our historical equity compensation practices.

In addition, upon Sanofi reaching 20% ownership of our outstanding shares of Class A Stock and Common Stock (taken together), we are required under the amended and restated investor agreement to appoint an individual agreed upon by us and Sanofi to our board of directors. Subject to certain exceptions, we are required to use our reasonable efforts (including recommending that our shareholders vote in favor) to cause the election of this designee at our annual shareholder meetings for so long as Sanofi maintains an equity interest in us that is the lower of (i) the highest percentage ownership Sanofi attains following its acquisition of 20% of our outstanding shares of Class A Stock and Common Stock (taken together) and (ii) 25% of our outstanding shares of Class A Stock and Common Stock (taken together). This designee is required to be "independent" of our company, as determined under NASDAQ rules, and not to be a current or former officer, director, employee, or paid consultant of Sanofi. In April 2014, Sanofi notified us that it had reached the 20% ownership threshold and designated an initial director designee. Following the election and subsequent resignation of the initial designee, in January 2017, the board of directors elected N. Anthony Coles, M.D. as a successor Sanofi designee. Dr. Coles has been elected as a Class II director with a term expiring at the 2017 annual shareholder meeting.
The anti-takeover effects of provisions of our charter, by-laws, and of New York corporate law, as well as the contractual provisions in our investor and collaboration agreements and certain provisions of our compensation plans and agreements, could deter, delay, or prevent an acquisition or other "change in control" of us and could adversely affect the price of our Common Stock.
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

•	a staggered board of directors, so that it would take three successive annual shareholder meetings to replace all of our directors;

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

Pursuant to the January 2014 amended and restated investor agreement between us and Sanofi, Sanofi is bound by certain "standstill" provisions, which contractually prohibit Sanofi from seeking to directly or indirectly exert control of our company or acquiring more than 30% of our Class A Stock and Common Stock (taken together). This prohibition will remain in place until the earliest of (i) the later of the fifth anniversaries of the expiration or earlier termination of our License and Collaboration Agreement with Sanofi relating to our Antibody Collaboration or our ZALTRAP collaboration agreement with Sanofi, each as amended; (ii) our announcement recommending acceptance by our shareholders of a tender offer or exchange offer that, if consummated, would constitute a change of control involving us; (iii) the public announcement of any definitive agreement providing for a change of control involving us; (iv) the date of any issuance of shares of Common Stock by us that would result in another party having more than 10% of the voting power of our outstanding Class A Stock and Common Stock (taken together) unless such party enters into a standstill agreement containing certain terms substantially similar to the standstill obligations of Sanofi; or (v) other specified events, such as a liquidation or dissolution of our company.
Similarly, under our 2014 PDGFR-beta license and collaboration agreement and our 2016 ANG2 license and collaboration agreement with Bayer, Bayer is bound by certain "standstill" provisions, which contractually prohibit Bayer from seeking to influence the control of our company or acquiring more than 20% of our outstanding Class A Stock and Common Stock (taken together). With respect to each of these agreements, this prohibition will remain in place until the earliest of (i) the fifth anniversary of the expiration or earlier termination of the agreement; (ii) the public announcement of a tender offer, exchange offer, or other proposal that would constitute a change of control of our company; (iii) the acquisition by a third party or a group of third parties

(other than by Dr. Schleifer or his affiliates) of more than 20% of the voting power of our outstanding Class A Stock and Common Stock (taken together); (iv) the issuance of shares of capital stock to another party (other than to an underwriter in a public offering) that would result in such party's having more than 7% of the voting power of our outstanding Class A Stock and Common Stock (taken together) unless such third party enters into a standstill agreement containing terms substantially similar to the standstill obligations of Bayer; or (v) other specified events, such as a liquidation or dissolution of our company.
Further, pursuant to the 2016 collaboration agreement between us and Teva, Teva and its affiliates are bound by certain "standstill" provisions, which contractually prohibit them from seeking to directly or indirectly exert control of our company or acquiring more than 5% of our Class A Stock and Common Stock (taken together). This prohibition will remain in place until the earliest of (i) the fifth anniversary of the expiration or earlier termination of the agreement; (ii) our announcement recommending acceptance by our shareholders of a tender offer or exchange offer that, if consummated, would constitute a change of control involving us; (iii) the public announcement of any definitive agreement providing for a change of control involving us; (iv) the acquisition by a third party or a group of third parties of more than 30% of the voting power of our outstanding Class A Stock and Common Stock (taken together); (v) the date of any issuance of shares of capital stock by us that would result in another party having more than 10% of the voting power of our outstanding Class A Stock and Common Stock (taken together) unless such party enters into a standstill agreement containing certain terms substantially similar to the standstill obligations of Teva; or (vi) other specified events, such as a liquidation or dissolution of our company.
In addition, our Change in Control Severance Plan and the employment agreement with our Chief Executive Officer, each as amended and restated, provide for severance benefits in the event of termination as a result of a change in control of our company. Also, stock options issued under our Second Amended and Restated 2000 Long-Term Incentive Plan and our 2014 Long-Term Incentive Plan may become fully vested in connection with a "change in control" of our company, as defined in the plans. Further, under the amended and restated investor agreement between us and Sanofi, we are required under certain circumstances to appoint an individual agreed upon by us and Sanofi to our board of directors and to use our reasonable efforts to cause the election of this designee at our annual shareholder meetings for so long as Sanofi maintains a specified equity interest in us. As described above under "Our existing shareholders may be able to exert significant influence over matters requiring shareholder approval and over our management," a Sanofi designee has in the past served, and a successor Sanofi designee currently serves, on our board of directors. These contractual provisions may also have the effect of deterring, delaying, or preventing an acquisition or other change in control.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We conduct our research, development, manufacturing, and administrative activities at our owned and leased facilities. A summary of our significant owned and leased properties is provided below.
Tarrytown, New York
At our Tarrytown, New York location, we lease approximately 1,180,000 square feet of laboratory and office space. Additionally, in 2015, we acquired an approximate 100-acre parcel of undeveloped land adjacent to our Tarrytown, New York location; we intend to develop this property to accommodate and support our growth, primarily in connection with expanding our existing research and development and office space. In December 2016, we entered into an agreement with the landlord of our Tarrytown, New York laboratory and office space to purchase this property and other rentable area - refer to Item. 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Tarrytown, New York Leases".
Sleepy Hollow, New York
In November 2016, we acquired a 383,000 square foot office building in Sleepy Hollow, New York, which we intend to utilize as additional office space to support the growth of our existing Tarrytown facilities.
Rensselaer, New York
We own facilities in Rensselaer, New York totaling approximately 564,000 square feet of research, manufacturing, office, and warehouse space. We also lease approximately 75,000 square feet of additional laboratory and office space. During 2016, we acquired approximately 120-acres of undeveloped land near our Rensselaer, New York location. We intend to develop this property in connection with expanding our existing manufacturing and warehouse space.

Troy, New York
Additionally, in June 2016, we acquired a 217,000 square foot office building in Troy, New York, which we intend to utilize as additional office space to support the growth of our existing Rensselaer facilities.
Limerick, Ireland
In 2014, we acquired a 400,000 square foot manufacturing facility in Limerick, Ireland. We are in process of renovating this facility to accommodate and support our growth, primarily in connection with expanding our manufacturing capacity to support our global supply chain. We currently are in the process of validating the facility, as required by regulatory authorities, for the manufacture of bulk drug materials.
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
Proceedings Relating to '287 Patent, '163 Patent, and '018 Patent
We are party to patent infringement litigation initiated by us involving our European Patent No. 1,360,287 (the '287 Patent), our European Patent No. 2,264,163 (the '163 Patent), and our U.S. Patent No. 8,502,018 (the '018 Patent). Each of these patents concerns genetically engineered mice capable of producing chimeric antibodies that are part human and part mouse. Chimeric antibody sequences can be used to produce high-affinity fully human monoclonal antibodies. In these proceedings, we claim infringement of several claims of the '287 Patent, the '163 Patent, and the '018 Patent (as applicable), and seek, among other types of relief, an injunction and an account of profits in connection with the defendants' infringing acts, which may include, among other things, the making, use, keeping, sale, or offer for sale of genetically engineered mice (or certain cells from which they are derived) that infringe one or more claims of the '287 Patent, the '163 Patent, and the '018 Patent (as applicable).
On September 25, 2013, we commenced patent infringement litigation against Kymab Ltd in the English High Court of Justice, Chancery Division, Patents Court, in London, asserting the '287 Patent and '163 Patent. A trial to adjudicate the claims of infringement and counterclaims of invalidity of the '287 Patent and the '163 Patent was held from November 16, 2015 through December 8, 2015. On February 1, 2016, the court issued a final judgment, finding that the asserted claims of the '287 and '163 Patents are novel, not obvious, and infringed by Kymab's genetically engineered mice. However, the court invalidated the '287 and '163 Patents on the ground of insufficiency. On April 27, 2016, the court granted permission for our appeal and Kymab's cross-appeal, and on May 18, 2016, Regeneron and Kymab filed their respective notices to appeal the court's decision on the '287 and '163 Patents. The hearing for the appeal and the cross-appeal is currently scheduled for October 2017.
On March 11, 2014, we commenced '287 Patent infringement litigation and '018 Patent infringement litigation against Merus B.V., a company based in Utrecht, The Netherlands, in the District Court of The Hague (currently stayed by agreement of the parties) and the United States District Court for the Southern District of New York, respectively. On November 21, 2014, the United States District Court for the Southern District of New York issued its Opinion and Order on Claim Construction in the '018 Patent infringement litigation, in which it held the '018 Patent invalid. On November 2, 2015, the United States District Court for the Southern District of New York issued an opinion and order in our '018 Patent infringement litigation against Merus B.V. finding that the '018 Patent was procured by inequitable conduct, thus rendering it unenforceable. On December 17, 2015, we filed a notice of appeal with the U.S. Court of Appeals for the Federal Circuit. Oral argument on the appeal is currently scheduled for February 13, 2017.
Our '287 Patent was also the subject of opposition proceedings in the European Patent Office (EPO) initiated by Kymab and Merus in June 2013, alleging lack of novelty, lack of inventive step, and insufficiency. On September 17, 2014, following an oral hearing held to evaluate the validity of the '287 Patent, the Opposition Division of the EPO revoked the '287 Patent in its entirety on the grounds of lack of inventive step. Following our appeal, on November 9, 2015, the Technical Board of Appeal of the EPO (TBA) reversed the decision of the Opposition Division and found the amended claims of the '287 Patent were valid. The TBA issued a final, written decision in this matter on March 10, 2016.
On July 8 and July 13, 2016, notices of opposition against the '163 Patent were filed in the EPO by Merus N.V. and Kymab and Novo Nordisk A/S, respectively. The notices assert, as applicable, lack of novelty, lack of inventive step, and insufficiency. Our response to the oppositions was filed on December 30, 2016.

Proceedings Relating to Praluent (alirocumab) Injection
As described in greater detail below, we are currently a party to patent infringement actions initiated by Amgen Inc. against us and Sanofi (and/or our and Sanofi's respective affiliated entities) in a number of jurisdictions relating to Praluent, which we are jointly developing and commercializing with Sanofi.
In the United States, Amgen has asserted a number of U.S. patents, which were subsequently narrowed to U.S. Patent Nos. 8,829,165 (the '165 Patent) and 8,859,741 (the '741 Patent), and seeks a permanent injunction to prevent us and the Sanofi defendants from manufacturing, using, offering to sell, or selling within the United States (as well as importing into the United States) (collectively, Commercializing) Praluent. Amgen also seeks a judgment of patent infringement of the asserted patents, monetary damages (together with interest), costs and expenses of the lawsuits, and attorneys' fees. A jury trial in this litigation was held in the United States District Court for the District of Delaware from March 8 to March 16, 2016. During the course of the trial, the court ruled as a matter of law in favor of Amgen that the asserted patent claims were not obvious, and in favor of Regeneron and the Sanofi defendants that there was no willful infringement of the asserted patent claims by Regeneron or the Sanofi defendants. On March 16, 2016, the jury returned a verdict in favor of Amgen, finding that the asserted claims of the '165 and '741 Patents were not invalid based on either a lack of written description or a lack of enablement. On January 3, 2017, the court issued a final opinion and judgment, denying our and the Sanofi defendants' motions for new trial and judgment as a matter of law. The court also denied as moot Amgen's motion to strike our and the Sanofi defendants' request to obtain a judgment as a matter of law, which allows the U.S. Court of Appeals for the Federal Circuit to address our and the Sanofi defendants' patent invalidity arguments on appeal. On January 12, 2017, we and the Sanofi defendants filed a notice of appeal with the U.S. Court of Appeals for the Federal Circuit. On January 18, 2017, the U.S. Court of Appeals for the Federal Circuit ordered an expedited briefing schedule of the appeal on the merits, pursuant to which the briefing is scheduled to be completed no later than March 31, 2017. On January 31, 2017, Amgen filed a motion with the United States District Court for the District of Delaware to amend the court's final judgment to include an award of supplemental damages (including interest) and enhancement of such damages following the resolution of the appeal.
On March 23 and March 24, 2016, the United States District Court for the District of Delaware held a permanent injunction hearing to determine whether Regeneron and the Sanofi defendants should be prohibited from Commercializing Praluent in the United States. On January 5, 2017, the court granted the permanent injunction but delayed its imposition for 30 days (subsequently extended to 45 days) from the date of grant (i.e., until February 21, 2017). On January 13, 2017, we and the Sanofi defendants filed an emergency motion for stay of the permanent injunction pending appeal with the U.S. Court of Appeals for the Federal Circuit; and, on February 8, 2017, the court granted the stay pending appeal.
On July 25, 2016, Amgen filed a lawsuit against us, Sanofi-Aventis Groupe S.A., Sanofi-Synthelabo Limited, Aventis Pharma Limited, Sanofi Winthrop Industrie S.A., and Sanofi-Aventis Deutschland GmbH in the English High Court of Justice, Chancery Division, Patents Court, in London, seeking a declaration of infringement of Amgen's European Patent No. 2,215,124 (the '124 Patent), which pertains to PCSK9 monoclonal antibodies, by Praluent. The lawsuit also seeks a permanent injunction, damages, an accounting of profits, and costs and interest. On February 8, 2017, the court temporarily stayed this litigation on terms mutually agreed by the parties.
Also on July 25, 2016, Amgen filed a lawsuit for infringement of the '124 Patent against us, Sanofi-Aventis Groupe S.A., Sanofi Winthrop Industrie S.A., and Sanofi-Aventis Deutschland GmbH in the Regional Court of Düsseldorf, Germany, seeking a permanent injunction, an accounting of marketing activities, a recall of Praluent and its removal from distribution channels, and damages. Oral hearing on this infringement lawsuit is currently scheduled for October 19, 2017.
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

Proceedings Relating to Patents Owned by Genentech and City of Hope
On July 27, 2015, we and Sanofi-Aventis U.S. LLC filed a complaint in the United States District Court for the Central District of California (Western Division) seeking a declaratory judgment of invalidity, as well as non-infringement by the manufacture, use, sale, offer of sale, or importation of Praluent, of U.S. Patent No. 7,923,221 (the '221 Patent) jointly owned by Genentech, Inc. and City of Hope relating to the production of recombinant antibodies by host cells. On the same day, we and Sanofi-Aventis initiated an inter partes review in the United States Patent and Trademark Office ("USPTO") seeking a declaration of invalidity of certain claims of U.S. Patent No. 6,331,415 (the "'415 Patent" and, together, with the "221 Patent", the "Cabilly Patents") jointly owned by Genentech and City of Hope relating to the production of recombinant antibodies by host cells. On August 18, 2016, we and Sanofi-Aventis entered into a License and Settlement Agreement with Genentech and City of Hope that resolved all outstanding issues concerning the Cabilly Patents in the above-referenced litigation and inter partes review proceeding, resulting in a joint stipulation of dismissal being entered in the court and the USPTO. Under the agreement, Regeneron has been granted a license to the Cabilly Patents to make, use, and sell Praluent and all other antibody products under development at the time of the settlement.
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
Department of Justice Investigation
In January 2017, we received a subpoena from the U.S. Attorney's Office for the District of Massachusetts requesting documents relating to our support of 501(c)(3) organizations that provide financial assistance to patients; documents concerning our provision of financial assistance to patients with respect to products sold or developed by us (including EYLEA, Praluent, ARCALYST, and ZALTRAP); and certain other related documents and communications. We are cooperating with this investigation.
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
The following table sets forth, for the periods indicated, the range of high and low sales prices for our Common Stock as reported by The NASDAQ Global Select Market:

	High	Low
2015
First Quarter	$495.50	$393.00
Second Quarter	544.00	433.47
Third Quarter	605.93	435.52
Fourth Quarter	592.59	448.10

2016
First Quarter	$532.91	$348.96
Second Quarter	433.93	329.09
Third Quarter	443.99	348.43
Fourth Quarter	452.96	325.35
As of February 1, 2017, there were 196 shareholders of record of our Common Stock and 18 shareholders of record of our Class A Stock.
We have never paid cash dividends on our Common Stock or Class A Stock and do not anticipate paying any in the foreseeable future.

STOCK PERFORMANCE GRAPH
Set forth below is a line graph comparing the cumulative total shareholder return on Regeneron's Common Stock with the cumulative total return of (i) The NQ US Benchmark Pharma TR Index, and (ii) Standard & Poor's 500 Stock Index (S&P 500) for the period from December 31, 2011 through December 31, 2016. The comparison assumes that $100 was invested on December 31, 2011 in our Common Stock and in both of the foregoing indices. All values assume reinvestment of the pre-tax value of dividends paid by companies included in these indices. The historical stock price performance of our Common Stock shown in the graph below is not necessarily indicative of future stock price performance.

	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
Regeneron	$100.00	$308.62	$496.55	$740.12	$979.38	$662.26
S&P 500	$100.00	$113.41	$146.98	$163.72	$162.53	$178.02
NQ US Pharma TR Index	$100.00	$114.32	$155.11	$188.95	$199.22	$197.05
This performance graph shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing of ours under the Securities Act of 1933, as amended, or the Securities Exchange Act, except as shall be expressly set forth by specific reference to such filing.
Issuance of Common Stock upon Conversion of Notes
In 2016, we settled the conversion of $12.9 million principal amount of our 1.875% convertible senior notes through the payment of $12.9 million in cash (equal to the principal amount of the converted Notes) and issuance of 121,058 shares of our Common Stock to the holders of the Notes surrendered for conversion. We issued and sold the Notes in October 2011 in a private placement in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. In connection with these conversions, we exercised a proportionate amount of our convertible note hedges, as a result of which we received from our hedge counterparties 121,048 shares of our Common Stock.

Issuer Purchases of Equity Securities
The following table reflects shares of Common Stock withheld by us for employees to satisfy their tax withholding obligations arising upon the vesting of restricted equity awards granted under the Regeneron Pharmaceuticals, Inc. Second Amended and Restated 2000 Long-Term Incentive Plan or the Regeneron Pharmaceuticals, Inc. 2014 Long-Term Incentive Plan in the fourth quarter of 2016.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

10/1/2016-10/31/2016	184	$371.33	—	—

Item 6. Selected Financial Data
The selected financial data set forth below for the years ended December 31, 2016, 2015, and 2014 and as of December 31, 2016 and 2015 are derived from and should be read in conjunction with our audited financial statements, including the notes thereto, included elsewhere in this report. The selected financial data for the years ended December 31, 2013 and 2012 and as of December 31, 2014, 2013, and 2012 are derived from our audited financial statements not included in this report.

	Year Ended December 31,
(In thousands, except per share data)	2016	2015	2014	2013	2012
Statement of Operations Data:
Revenues:
Net product sales	$3,338,390	$2,689,478	$1,750,762	$1,425,839	$858,093
Sanofi and Bayer collaboration revenue	1,402,935	1,339,361	1,036,854	650,400	493,913
Other revenue	119,102	74,889	31,941	28,506	26,471
	4,860,427	4,103,728	2,819,557	2,104,745	1,378,477
Expenses:
Research and development	2,052,295	1,620,577	1,271,353	859,947	625,554
Selling, general, and administrative	1,177,697	838,526	519,267	346,393	229,859
Cost of goods sold	194,624	241,702	129,030	118,048	83,927
Cost of collaboration and contract manufacturing	105,070	151,007	75,988	37,307	528
	3,529,686	2,851,812	1,995,638	1,361,695	939,868

Income from operations	1,330,741	1,251,916	823,919	743,050	438,609

Other income (expense), net	(926)	(26,819)	(62,684)	(46,668)	(43,292)

Income before income taxes	1,329,815	1,225,097	761,235	696,382	395,317

Income tax (expense) benefit (1)	(434,293)	(589,041)	(423,109)	(282,644)	347,081

Net income	$895,522	$636,056	$338,126	$413,738	$742,398

Net income per share - basic	$8.55	$6.17	$3.36	$4.23	$7.84
Net income per share - diluted	$7.70	$5.52	$2.98	$3.72	$6.69

	As of December 31,
(In thousands)	2016	2015	2014	2013	2012
Balance Sheet Data:
Cash, cash equivalents, and marketable securities (current and non-current)	$1,902,944	$1,677,385	$1,360,634	$1,083,875	$587,511
Total assets	6,973,466	5,609,132	3,837,672	2,950,130	2,091,723
Convertible senior notes (current and non-current)	—	10,802	146,773	320,315	296,518
Facility lease obligations (current and non-current)	353,852	364,708	312,291	185,197	160,810
Capital lease obligations (2) (current and non-current)	127,274	—	—	126	1,309
Stockholders' equity	4,449,245	3,654,837	2,550,251	1,964,716	1,256,618
(1) As a result of our 2016 adoption of Financial Accounting Standards Board (FASB) Accounting Standards Update 2016-09, Compensation - Stock Compensation, Improvements to Employee Share-Based Payment Accounting, income taxes for the year ended December 31, 2016 included excess tax benefits in connection with stock-based compensation (previously, excess tax benefits were recognized in additional paid-in capital). Income tax benefit for the year ended December 31, 2012 was primarily attributable to the release of substantially all of the valuation allowance against our deferred tax assets.

(2) In December 2016, we entered into an agreement to purchase facilities in Tarrytown, New York. Certain of the premises subject to the Purchase Agreement were historically accounted for as operating leases, and the related leases were deemed to be modified, as we now have the option to purchase such facilities. Consequently, the leases for such premises were re-classified as capital leases upon execution of the Purchase Agreement. See Note 12a to our Consolidated Financial Statements.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report.
Overview
We are a fully integrated biopharmaceutical company that discovers, invents, develops, manufactures, and commercializes medicines for the treatment of serious medical conditions. We commercialize medicines for eye diseases, high LDL cholesterol, and a rare inflammatory condition and have product candidates in development in other areas of high unmet medical need, including rheumatoid arthritis, asthma, atopic dermatitis, pain, cancer, and infectious diseases.
As described in Part I, Item 1. "Business - General," and "Business - Marketed Products," we currently have five products that have received marketing approval: EYLEA (aflibercept) Injection, Praluent (alirocumab) Injection, ARCALYST (rilonacept) Injection for Subcutaneous Use, Kevzara (sarilumab) Solution for Subcutaneous Injection, and ZALTRAP (ziv-aflibercept) Injection for Intravenous Infusion. We also have 16 product candidates in clinical development, all of which were discovered in our research laboratories. These consist of a Trap-based clinical program and 15 fully human monoclonal antibody product candidates, as summarized in Part I, Item 1. "Business - General."
The planning, execution, and results of our clinical programs are significant factors that can affect our operating and financial results. In our clinical programs, key events in 2016 and 2017 to date were, and plans for the remainder of 2017 are, as follows:
Trap-based Clinical Program:

		2016 and 2017 Events to Date		2017 Plans
EYLEA	•	Bayer received regulatory approval for EYLEA for various indications and continued to pursue regulatory applications for marketing approval in additional countries	•	Bayer to submit for additional regulatory approvals outside the United States for various indications
			•	Regulatory agency decisions on applications outside the United States for various indications
	•	Initiated Phase 3 study for the treatment of NPDR in patients without DME	•	Continue patient enrollment in Phase 3 study for the treatment of NPDR in patients without DME
	•	Reported positive top-line results from Phase 3 study in Japan for the treatment of NVG

 Antibody-based Clinical Programs:

		2016 and 2017 Events to Date		2017 Plans
Praluent (PCSK9 Antibody)	•	Reported positive results from Phase 3 ODYSSEY ESCAPE trial	•	Complete ODYSSEY OUTCOMES study
	•	DMC of ODYSSEY OUTCOMES study completed the first interim analysis for futility and recommended the study to continue with no changes	•	Submit for additional regulatory approvals outside the United States
	•	Supplemental BLA for monthly dosing regimen accepted for review by the FDA	•	Regulatory agency and reimbursement authority decisions on applications outside the United States
	•	Regulatory application filed for monthly dosing regimen in the EU	•	FDA target action date of April 24, 2017 for monthly dosing regimen
	•	Japanese MHLW approved Praluent for the treatment of uncontrolled LDL cholesterol in certain adult patients
	•	ODYSSEY study data presented at the AHA Scientific Sessions 2016
	•	DMC of ODYSSEY OUTCOMES study completed the second interim analysis for futility and overwhelming efficacy and recommended the study continue as planned
	•	European Commission approved 300mg every 4 week dosing regimen
•
Court issued a permanent injunction barring commercialization of Praluent in the United States beginning February 21, 2017. On February 8, 2017, an emergency motion to stay (suspend) the injunction pending appeal was granted

	•	FDA extended review period for the supplemental BLA for monthly dosing regimen
Sarilumab (IL-6R Antibody)	•	Reported positive top-line results from Phase 3 SARIL-RA-MONARCH trial	•	Re-submission of the BLA contingent upon successful completion of FDA re-inspection of Le Trait facility
	•	Regulatory applications submitted in the EU, Japan, and other jurisdictions outside the United States	•	Assuming successful re-submission, FDA action expected in the second quarter of 2017
	•	Presented 52-week top-line data from Phase 2 SARIL-NIU-SATURN study at American Academy of Ophthalmology conference	•	Submit for additional regulatory approvals outside the United States
	•	FDA issued CRL regarding the BLA	•	Regulatory agency decisions on applications outside the United States
	•	Initiated Phase 2 study in pcJIA
	•	Presented detailed results of SARIL-RA-MONARCH study at ACR Annual Meeting
	•	Health Canada approved Kevzara for the treatment of adult patients with RA

Antibody-based Clinical Programs (continued):
		2016 and 2017 Events to Date		2017 Plans
Dupilumab (IL-4R Antibody)	•	Reported positive top-line results from Phase 3 LIBERTY AD SOLO 1 and SOLO 2 trials in atopic dermatitis	•	FDA target action date of March 29, 2017 for atopic dermatitis
	•	Initiated and completed enrollment in Phase 3 LIBERTY AD CAFÉ study in atopic dermatitis	•	Submit for additional regulatory approvals in atopic dermatitis outside the United States
	•	Reported positive results from Phase 3 LIBERTY AD CHRONOS study in atopic dermatitis	•	Report results from Phase 3 asthma study
	•	FDA accepted for priority review the BLA for atopic dermatitis	•	Submit sBLA for asthma in adults
	•	LIBERTY AD SOLO 1 and SOLO 2 results presented at EADV conference and simultaneously published in the New England Journal of Medicine	•	Report results from Phase 2 study in EoE
	•	Completed patient enrollment in pivotal Phase 3 LIBERTY ASTHMA QUEST study	•	Initiate Phase 3 studies in pediatric patients in atopic dermatitis and asthma
	•	FDA granted Breakthrough Therapy designation for the treatment of atopic dermatitis in pediatric patients	•	Initiate Phase 2 study in food allergies
	•	EMA accepted for review the MAA for atopic dermatitis
	•	Initiated Phase 3 study in patients with nasal polyps
	•	Completed patient enrollment in Phase 2 study in EoE
REGN2222 (RSV-F Antibody)			•	Complete patient enrollment in Phase 3 NURSERY Pre-Term study
			•	Report results from Phase 3 study
Fasinumab (NGF Antibody)	•	Initiated Phase 3 long-term safety study in patients with osteoarthritis of knee or hip	•	Continue patient enrollment in Phase 3 long-term safety study in osteoarthritis
	•	Initiated Phase 2b study in chronic low back pain	•	Report additional data from Phase 2/3 study in patients with osteoarthritis pain
	•	Reported positive top-line results from Phase 2/3 study in patients with osteoarthritis pain	•	Initiate additional Phase 3 study in patients with osteoarthritis pain
	•	Phase 2b study in chronic low back pain put on clinical hold by FDA	•	Initiate Phase 3 study in chronic low back pain
	•	Performed an unplanned interim review of Phase 2b study results in chronic low back pain
Evinacumab (Angptl-3 Antibody)	•	FDA granted orphan-drug designation for treatment of HoFH	•	Report additional results from Phase 2 HoFH study
	•	Completed Phase 1 study in patients with dyslipidemia
	•	Reported positive interim results from ongoing proof-of-concept study in patients with HoFH
	•	Completed patient enrollment in Phase 2 HoFH study

Antibody-based Clinical Programs (continued):
		2016 and 2017 Events to Date		2017 Plans
Rinucumab/aflibercept (PDGFR-beta Antibody co-formulated with aflibercept)	•	Completed patient enrollment in Phase 2 study and reported top-line results
	•	Discontinued clinical development program
Nesvacumab/aflibercept (Ang2 Antibody co-formulated with aflibercept)	•	Initiated Phase 2 studies in wet AMD and DME	•	Report results from Phase 2 studies
	•	Completed patient enrollment in Phase 2 RUBY study in DME
	•	Completed patient enrollment in Phase 2 ONYX study in wet AMD
REGN2810 (PD-1 Antibody)	•	Continued patient enrollment in Phase 1 study	•	Continue patient enrollment in Phase 1 and Phase 2 studies
	•	Initiated Phase 2 potentially pivotal study for the treatment of advanced cutaneous squamous cell carcinoma	•	Initiate Phase 2 study in non-small cell lung cancer
	•	Presented positive Phase 1 results from a dose-ranging study in heavily-pretreated patients with solid tumor cancers	•	Initiate Phase 2 study in basal cell carcinoma
Trevogrumab (GDF8 Antibody)	•	Initiated Phase 1 combination therapy study with REGN2477	•	Continue patient enrollment in Phase 1 study
REGN1908-1909 (Feld1 Antibody)	•	Completed initial proof-of-concept study	•	Continue early stage development
REGN1979 (CD20 and CD3 Antibody)	•	Continued patient enrollment in Phase 1 study	•	Complete patient enrollment in Phase 1 study
	•	Initiated Phase 1 study in combination with REGN2810 for treatment of B-cell malignancies
REGN3470-3471-3479 (Antibody to Ebola virus)	•	Initiated Phase 1 study in healthy volunteers	•	Initiate additional healthy volunteer study
	•	FDA granted orphan drug designation for the treatment of Ebola virus infection
	•	Completed patient enrollment in Phase 1 study in healthy volunteers
REGN2477 (Activin A Antibody)	•	Initiated Phase 1 combination therapy study with trevogrumab in healthy volunteers	•	Initiate Phase 2 study in FOP patients
	•	Completed patient enrollment in Phase 1 study in healthy volunteers
	•	FDA granted orphan drug designation for the treatment of FOP
REGN3500 (IL-33 Antibody)	•	Initiated Phase 1 study in healthy volunteers	•	Initiate Phase 2 study in patients
	•	Completed patient enrollment in Phase 1 study in healthy volunteers
	•	Initiated Phase 1 study in patients with mild asthma
REGN3767 (LAG-3 Antibody)	•	Initiated Phase 1 study (administered alone or in combination with REGN2810) in advanced malignancies	•	Continue patient enrollment in Phase 1 study

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
Our ability to continue to generate profits and to generate positive cash flow from operations over the next several years depends significantly on our continued success in commercializing EYLEA. We expect to continue to incur substantial expenses related to our research and development activities, a significant portion of which we expect to be reimbursed by our collaborators. Also, our research and development activities outside our collaborations, the costs of which are not reimbursed, are expected to expand and require additional resources. We also expect to incur substantial costs related to the commercialization of Praluent and preparation for potential commercialization of sarilumab and Dupixent, approximately half of which we expect to be reimbursed by Sanofi under the companies' collaboration agreement. Our financial results may fluctuate from quarter to quarter and will depend on, among other factors, the net sales of our marketed products, the scope and progress of our research and development efforts, the timing of certain expenses, the continuation of our collaborations, in particular with Sanofi and Bayer, including our share of collaboration profits or losses from sales of commercialized products and the amount of reimbursement of our research and development expenses that we receive from collaborators, and the amount of income tax expense we incur, which is partly dependent on the profits or losses we earn in each of the countries in which we operate. We cannot predict whether or when new products or new indications for marketed products will receive regulatory approval or, if any such approval is received, whether we will be able to successfully commercialize such product(s) and whether or when they may become profitable.
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
Revenue from product sales is recorded net of applicable provisions for rebates and chargebacks under governmental and other programs, such as Medicaid and Veterans' Administration (VA), distribution-related fees, prompt pay discounts, and other sales-related deductions. We estimate reductions to product sales based upon contracts with customers and government agencies, statutorily-defined discounts applicable to government-funded programs, historical experience, estimated payer mix, inventory levels in the distribution channel, shelf life of the product, and other relevant factors. Calculating these provisions involves estimates and judgments. We review our estimates of rebates, chargebacks, and other applicable provisions each period and record any necessary adjustments in the current period's net product sales. The following table summarizes the provisions, and credits/payments, for sales-related deductions.

(In millions)	Rebates & Chargebacks	Distribution- Related Fees	Other Sales- Related Deductions	Total
Balance as of December 31, 2013	$4.4	$19.7	$0.5	$24.6
Provision related to current period sales	33.1	77.2	1.6	111.9
Credits/payments	(34.4)	(75.7)	(1.6)	(111.7)
Balance as of December 31, 2014	3.1	21.2	0.5	24.8
Provision related to current period sales	61.1	122.5	9.6	193.2
Credits/payments	(57.8)	(95.3)	(9.6)	(162.7)
Balance as of December 31, 2015	6.4	48.4	0.5	55.3
Provision related to current period sales	93.4	154.4	30.4	278.2
Credits/payments	(87.1)	(173.3)	(27.3)	(287.7)
Balance as of December 31, 2016	$12.7	$29.5	$3.6	$45.8
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
When we are entitled to reimbursement of all or a portion of the research and development expenses that we incur under a collaboration, we record those reimbursable amounts as collaboration revenue proportionately as we recognize our expenses. If the collaboration is a cost-sharing arrangement in which both we and our collaborator perform development work and share costs, we also recognize, as research and development expense in the period when our collaborator incurs development expenses, the portion of the collaborator's development expenses that we are obligated to reimburse. Our collaborators provide us with estimated development expenses for the most recent fiscal quarter. Our collaborators' estimates are reconciled to their actual expenses for such quarter in the subsequent fiscal quarter, and our portion of our collaborators' development expenses that we are obligated to reimburse is adjusted on a prospective basis accordingly, as necessary.
Under our collaboration agreements, product sales and cost of sales for products which are currently approved are recorded by our collaborators. We share in any profits or losses arising from the commercialization of such products. Our collaborator provides us with our estimated share of the profits or losses from commercialization of such products for the most recent fiscal quarter. Our collaborators' estimates of profits or losses for such quarter are reconciled to actual profits or losses in the subsequent fiscal quarter, and our share of the profit or loss is adjusted on a prospective basis accordingly, as necessary.

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
We periodically analyze our inventory levels to identify inventory that may expire prior to expected sale or has a cost basis in excess of its estimated realizable value, and write-down such inventories as appropriate. In addition, our products are subject to strict quality control and monitoring which we perform throughout the manufacturing process. If certain batches or units of product no longer meet quality specifications or become obsolete due to expiration, we record a charge to cost of goods sold to write down such unmarketable inventory to its estimated realizable value. In 2016, 2015, and 2014, cost of goods sold included inventory write-downs and reserves totaling $14.0 million, $10.6 million, and $6.0 million, respectively.
Contingencies
We accrue, based on management's judgment, for an estimated loss when the potential loss from claims or legal proceedings is considered probable and the amount can be reasonably estimated. As additional information becomes available, or based on specific events such as the outcome of litigation or settlement of claims, we reassess the potential liability related to pending claims and litigation, and may change our estimates.

Results of Operations
Net Income

Net Income	Year Ended December 31,
(In millions)	2016	2015	2014
Revenues	$4,860.4	$4,103.7	$2,819.6
Operating expenses	(3,529.7)	(2,851.8)	(1,995.6)
Other income (expense), net	(0.9)	(26.8)	(62.7)
Income before income taxes	1,329.8	1,225.1	761.3
Income tax expense	(434.3)	(589.0)	(423.1)
Net income	$895.5	$636.1	$338.2

Net income per share - diluted	$7.70	$5.52	$2.98
Revenues

Revenues	Year Ended December 31,
(In millions)	2016	2015	2014
Net product sales	$3,338.4	$2,689.5	$1,750.8
Collaboration revenue:
Sanofi	658.7	758.9	541.3
Bayer	744.3	580.5	495.6
Total collaboration revenue	1,403.0	1,339.4	1,036.9
Other revenue	119.0	74.8	31.9
Total revenues	$4,860.4	$4,103.7	$2,819.6
Net Product Sales
Net product sales consist of U.S. sales of EYLEA and ARCALYST. We received marketing approval from the FDA for EYLEA for the treatment of wet AMD in 2011, macular edema following CRVO in 2012, DME and macular edema following BRVO in 2014, and diabetic retinopathy in patients with DME in 2015. In 2016, EYLEA net product sales increased to $3,323.1 million from $2,676.0 million in 2015, and $1,736.4 million in 2014 due to higher sales volume. In 2016, 2015, and 2014, we also recognized ARCALYST net product sales of $15.3 million, $13.5 million, and $14.4 million, respectively.

Sanofi Collaboration Revenue

Sanofi Collaboration Revenue	Year Ended December 31,
(In millions)	2016	2015	2014
Antibody:
Reimbursement of Regeneron research and development expenses	$564.9	$735.4	$547.8
Reimbursement of Regeneron commercialization-related expenses	322.1	157.4	19.5
Regeneron's share of losses in connection with commercialization of antibodies	(459.1)	(240.0)	(41.4)
Other	12.3	10.2	10.2
Total Antibody	440.2	663.0	536.1
Immuno-oncology:
Reimbursement of Regeneron research and development expenses	138.5	40.0	—
Other	80.0	40.0	—
Total Immuno-oncology	218.5	80.0	—
ZALTRAP:
Regeneron's share of losses in connection with commercialization of ZALTRAP	—	—	(4.7)
Reimbursement of Regeneron research and development expenses	—	0.7	4.8
Other	—	15.2	5.1
Total ZALTRAP	—	15.9	5.2
Total Sanofi collaboration revenue	$658.7	$758.9	$541.3
In 2016, Sanofi's reimbursement of our antibody research and development expenses consisted of $130.0 million under our Antibody Discovery Agreement and $434.9 million under our License and Collaboration Agreement, compared to $145.0 million and $590.4 million, respectively, in 2015, and $160.0 million and $387.8 million, respectively, in 2014. Under the amended Antibody Discovery Agreement, Sanofi agreed to fund our antibody discovery activities up to $130.0 million, $145.0 million, and $160.0 million in 2016, 2015, and 2014, respectively. The lower reimbursement of research and development costs under our License and Collaboration Agreement in 2016 compared to 2015 was primarily due to decreased collaboration development activities for Praluent, dupilumab, and REGN2222. In 2016, Sanofi no longer co-develops and reimburses us for development activities for REGN2222. The higher reimbursement of development costs in 2015 compared to 2014 was primarily due to increased development activities for dupilumab.
Reimbursement of Regeneron commercialization-related expenses represents reimbursement of internal and external costs in connection with preparing to commercialize or commercializing, as applicable, Praluent, sarilumab, and, effective in the first quarter of 2016, dupilumab.
In 2014, we and Sanofi began sharing commercial expenses related to Praluent and sarilumab in accordance with the companies' License and Collaboration Agreement. In addition, effective in the first quarter of 2016, we and Sanofi also began sharing pre-launch commercialization expenses related to dupilumab. As such, during the same periods in which we recorded reimbursements from Sanofi related to our commercialization expenses, we also recorded our share of losses in connection with the companies preparing to commercialize or commercializing, as applicable, Praluent, sarilumab, and dupilumab within Sanofi collaboration revenue. Our share of losses in connection with commercialization of antibodies increased in 2016 compared to 2015 due to higher commercialization expenses in connection with the ongoing launch of Praluent, and higher expenses in connection with preparing to commercialize sarilumab and dupilumab. Our share of losses in connection with commercialization of antibodies increased in 2015 compared to 2014 primarily in connection with launching Praluent in the United States. In 2016, net product sales of Praluent in the United States were $94.4 million and net product sales of Praluent outside of the United States were $21.9 million. In 2015, net product sales of Praluent in the United States were $9.5 million and net product sales of Praluent outside of the United States were $1.0 million.
In July 2015, we and Sanofi entered into a global strategic collaboration to discover, develop, and commercialize antibody-based cancer treatments in the field of immuno-oncology. In 2016, Sanofi's reimbursement of our immuno-oncology research and development expenses consisted of $86.5 million under our IO Discovery Agreement and $52.0 million under our IO License and Collaboration Agreement related to REGN2810, compared to $29.2 million and $10.8 million, respectively in 2015.
Other Sanofi immuno-oncology revenue includes recognition of deferred revenue from $640.0 million of up-front payments received in the third quarter of 2015 in connection with the execution of the IO Collaboration agreements. As of December 31, 2016, $520.0 million of the up-front payments was deferred and will be recognized ratably as revenue in future periods.
In February 2015, we entered into an Amended ZALTRAP Agreement with Sanofi which amended and restated the ZALTRAP Collaboration Agreement. Under the Amended ZALTRAP Agreement, Sanofi is solely responsible for the development and commercialization of ZALTRAP. As a result, in the first quarter of 2015, we recognized $14.9 million of collaboration revenue, which was previously recorded as deferred revenue under the original ZALTRAP collaboration agreement, related to (i) amounts that were previously reimbursed by Sanofi for manufacturing commercial supplies of ZALTRAP since our risk of inventory loss no longer existed, and (ii) the unamortized portion of up-front payments from Sanofi as we had no further performance obligations.
Bayer Collaboration Revenue

Bayer Collaboration Revenue	Year Ended December 31,
(In millions)	2016	2015	2014
EYLEA:
Regeneron's net profit in connection with commercialization of EYLEA outside the United States	$649.2	$466.7	$301.3
Sales milestones	—	15.0	105.0
Cost-sharing of Regeneron EYLEA development expenses	9.0	8.9	23.4
Other	52.6	69.4	52.4
Total EYLEA	710.8	560.0	482.1
PDGFR-beta antibody:
Cost-sharing of rinucumab/aflibercept development expenses	10.3	10.1	2.9
Other	9.6	10.4	10.6
Total PDGFR-beta antibody	19.9	20.5	13.5
Ang2 antibody:
Cost-sharing of nesvacumab/aflibercept development expenses	8.0	—	—
Other	5.6	—	—
Total Ang2 antibody	13.6	—	—
Total Bayer collaboration revenue	$744.3	$580.5	$495.6
Bayer commenced sales of EYLEA outside the United States for the treatment of wet AMD in 2012, macular edema secondary to CRVO in 2013, visual impairment due to DME and mCNV (in Japan) in 2014, and macular edema following BRVO in 2015. Regeneron's net profit in connection with commercialization of EYLEA outside the United States is summarized below.

Regeneron's Net Profit from EYLEA Sales Outside the United States	Year Ended December 31,
(In millions)	2016	2015	2014
Net product sales outside the United States	$1,872.3	$1,413.3	$1,038.5
Regeneron's share of collaboration profit from sales outside the United States	703.3	521.8	358.3
Reimbursement of EYLEA development expenses incurred by Bayer in accordance with Regeneron's payment obligation	(54.1)	(55.1)	(57.0)
Regeneron's net profit in connection with commercialization of EYLEA outside the United States	$649.2	$466.7	$301.3

Bayer records revenue from sales of EYLEA outside the United States. Our share of the profit we earned from commercialization of EYLEA outside the United States was partly offset by our contractual obligation to reimburse Bayer for a portion of the agreed-upon development expenses previously incurred by Bayer.
In 2015, we earned our final $15.0 million sales milestone from Bayer, upon total aggregate net sales of specific commercial supplies of EYLEA outside the United States exceeding $200.0 million over a twelve-month period. In 2014, we earned seven $15.0 million sales milestones from Bayer upon total aggregate net sales of EYLEA outside the United States achieving certain specified levels.
Cost-sharing of our global EYLEA development expenses with Bayer decreased in 2015 compared to 2014. In January 2014, Bayer decided to participate in the global development and commercialization of EYLEA outside the United States for the treatment of macular edema following BRVO. In connection with this decision, Bayer reimbursed us $15.7 million for a defined share of the EYLEA global development costs that we had incurred prior to February 2014 for the BRVO indication, which was recognized as Bayer collaboration revenue in the first quarter of 2014. In addition, all future agreed-upon global EYLEA development expenses incurred in connection with BRVO are shared equally, and any future profits or losses on sales of EYLEA outside of the United States for the treatment of macular edema following BRVO are also shared (for countries other than Japan; we are entitled to receive a tiered percentage of EYLEA net sales in Japan).
Other EYLEA revenue primarily consists of reimbursement of other Regeneron EYLEA expenses, including reimbursements for producing EYLEA commercial supplies for Bayer. In addition, other EYLEA revenue in the first five months of 2016 and for the full year of 2015 and 2014 includes Bayer's share of royalties payable to Genentech pursuant to a license and settlement agreement in connection with sales of EYLEA outside the United States; the obligation to pay Genentech royalties on such sales ended in May 2016. Other EYLEA revenue also includes recognition of deferred revenue related to EYLEA up-front and 2007 non-substantive milestone payments from Bayer.
Cost-sharing of REGN2176-3 development expenses with Bayer commenced in the first quarter of 2014 following the execution of the companies' PDGFR-beta antibody collaboration agreement. Under the agreement, we conduct the initial development of the PDGFR-beta antibody through completion of the first proof-of-concept study, and Bayer is obligated to pay 25% of global development costs and 50% of development costs exclusively for the territory outside the United States. Other PDGFR-beta antibody revenue consists of recognition of deferred revenue related to the PDGFR-beta up-front payment and non-substantive milestones received in the first quarter of 2014. As described above under Item 1. "Business - Clinical Programs - Ophthalmologic Diseases - EYLEA - Ophthalmologic Diseases", we discontinued clinical development of REGN2176-3 in the first quarter of 2017.
As described above under "Collaboration Agreements - Collaborations with Bayer - Ang2 antibody outside the United States," in March 2016, we entered into an agreement with Bayer governing the joint development and commercialization outside the United States of nesvacumab, an antibody product candidate to Ang2, including in combination with aflibercept, for the treatment of ocular diseases or disorders. In connection with the agreement, Bayer made a $50.0 million non-refundable up-front payment to us, which was recorded as deferred revenue and is being recognized as revenue over the related performance period. Bayer is also obligated to pay 25% of global development costs and 50% of development costs exclusively for the territory outside the United States.
Other Revenue
As described in the "Collaboration Agreements" section above, in September 2015, we entered into a fasinumab collaboration agreement with MTPC, and, in September 2016, we entered into a fasinumab collaboration agreement with Teva. In connection with our fasinumab collaborations with MTPC and Teva, we recognized $14.4 million and $37.9 million, respectively, of other revenue during 2016. Revenue recognized during 2015 in connection with our fasinumab collaboration with MTPC was not material.
Under the terms of the Amended ZALTRAP Agreement, Sanofi bears the cost of all development and commercialization activities and reimburses Regeneron for its costs for any such activities. Sanofi pays us a percentage of aggregate net sales of ZALTRAP during each calendar year of between 15% to 30%, depending on the aggregate net sales of ZALTRAP in such calendar year. In connection with the February 2015 Amended ZALTRAP Agreement, in 2016 we recorded $26.2 million of revenue primarily related to a percentage of net sales of ZALTRAP that Sanofi is obligated to pay us and manufacturing ZALTRAP commercial supplies for Sanofi. In 2015, we recorded $38.8 million of revenue in connection with the Amended ZALTRAP Agreement primarily related to manufacturing ZALTRAP commercial supplies for Sanofi and a percentage of net sales of ZALTRAP from July 1, 2014 (the effective date of the Amended ZALTRAP Agreement) through December 31, 2015, which Sanofi is obligated to pay us.

In connection with the amendment and extension of our VelocImmune license agreement with Astellas, in August 2010, we received a $165.0 million up-front payment, which was deferred upon receipt and is being recognized as revenue ratably over a seven-year period beginning in June 2011. In each of 2016, 2015, and 2014, we recognized $23.6 million of revenue related to this agreement. In addition, under a June 2009 agreement with Novartis, we receive royalties on worldwide sales of Novartis' Ilaris (canakinumab). In 2016, 2015, and 2014, other revenue included $11.3 million, $8.9 million, and $7.9 million, respectively, of royalties from Novartis.
Expenses
Total operating expenses increased to $3,529.7 million in 2016, from $2,851.8 million in 2015 and $1,995.6 million in 2014. Our average headcount in 2016 increased to 4,927 from 3,713 in 2015 and 2,629 in 2014, principally in connection with expanding our research and development, manufacturing, and commercialization activities.
Operating expenses in 2016, 2015, and 2014, included a total of $559.9 million, $459.0 million, and $321.8 million, respectively, of non-cash compensation expense related to employee stock option and restricted stock awards (Non-cash Compensation Expense). The increase in total Non-cash Compensation Expense was primarily attributable to the higher fair market value of our Common Stock on the date of our annual employee option grants made in December 2015 and 2014 compared to prior years. As of December 31, 2016, unrecognized Non-cash Compensation Expense related to outstanding stock options was $888.0 million and unvested restricted stock awards was $26.0 million. We expect to recognize this Non-cash Compensation Expense related to stock options and restricted stock awards over weighted-average periods of 1.9 years and 1.2 years, respectively.
Research and Development Expenses
Research and development expenses increased to $2,052.3 million in 2016, from $1,620.6 million in 2015 and $1,271.4 million in 2014. The following table summarizes the major categories of our research and development expenses:

Research and Development Expenses	Year Ended December 31,			Increase (Decrease)
(In millions)	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Payroll and benefits (1)	$597.5	$506.3	$401.6	$91.2	$104.7
Clinical trial expenses	370.6	306.1	203.0	64.5	103.1
Clinical manufacturing costs (2)	539.2	431.8	284.8	107.4	147.0
Research, licensing, and other development costs	257.6	133.6	137.2	124.0	(3.6)
Occupancy and other operating costs	176.4	136.4	116.5	40.0	19.9
Cost-sharing of Bayer and Sanofi development expenses (3)	111.0	106.4	128.3	4.6	(21.9)
Total research and development expenses	$2,052.3	$1,620.6	$1,271.4	$431.7	$349.2
(1) Includes Non-cash Compensation Expense of $264.3 million in 2016, $216.6 million in 2015, and $157.1 million in 2014.
(2) Represents the full cost of manufacturing drug for use in research, preclinical development, and clinical trials, as well as pre-launch commercial supplies which were not capitalized as inventory. Includes related payroll and benefits, Non-cash Compensation Expense, manufacturing materials and supplies, drug filling, packaging, and labeling costs, depreciation, and occupancy costs of our Rensselaer, New York manufacturing facility. Also includes Non-cash Compensation Expense of $48.7 million in 2016, $39.1 million in 2015, and $27.2 million in 2014.
(3) Under our collaborations with Bayer and Sanofi, in periods when Bayer or Sanofi incurs certain development expenses, we also recognize, as research and development expense, the portion of our collaborators' development expenses that we are obligated to reimburse.
Payroll and benefits increased principally due to the increase in employee headcount and Non-cash Compensation Expense, as described above. Clinical trial expenses increased in 2016 compared to 2015 primarily due to the initiation of additional clinical studies of fasinumab and REGN2810, and continued enrollment in clinical studies of these two antibody product candidates, partly offset by lower costs in connection with our dupilumab clinical program as some later-stage studies were completed. Clinical trial expenses increased in 2015 compared to 2014 primarily due to additional costs for clinical studies of dupilumab and fasinumab, partly offset by lower Praluent, EYLEA, and trevogrumab costs. Clinical manufacturing costs increased in 2016 compared to 2015 primarily due to costs related to manufacturing additional drug supplies of dupilumab, fasinumab, and REGN2810, partly offset by lower costs related to manufacturing less clinical supplies of Praluent. Clinical manufacturing costs increased in 2015 compared to 2014 primarily due to additional costs related to manufacturing drug supplies of dupilumab and, to a lesser extent, other late-stage antibody product candidates. Research, licensing, and other development costs increased in 2016 compared to 2015 primarily due to the $75.0 million up-front payment made in connection with the April 2016 license and collaboration agreement with Intellia, the $25.0 million up-front payment made in connection with the July 2016 license and collaboration agreement with Adicet, and an increase in lab supplies in connection with early stage research activities. Research and other development costs decreased in 2015 compared to 2014 primarily due to our 50% share ($33.8 million) of the cost of purchasing an FDA priority review voucher in 2014, partly offset by an increase in lab supplies in connection with early stage research activities. Cost-sharing of Bayer and Sanofi development expenses increased in 2016 compared to 2015 primarily due to our obligation to fund 20% of Sanofi's Phase 3 dupilumab development costs, which commenced during the first quarter of 2016, partly offset by lower development costs incurred by Sanofi and Bayer in connection with other shared programs. Cost-sharing of Bayer and Sanofi development expenses decreased in 2015 compared to 2014 primarily due to lower development costs incurred by Bayer in connection with EYLEA and Sanofi in connection with sarilumab.
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

Project Costs	Year Ended December 31,			Increase (Decrease)
(In millions)	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Praluent	$154.1	$231.0	$316.4	$(76.9)	$(85.4)
Dupilumab	449.5	404.0	169.0	45.5	235.0
Sarilumab	59.5	84.6	86.1	(25.1)	(1.5)
Fasinumab	170.8	56.1	8.2	114.7	47.9
REGN2222	60.9	42.6	16.7	18.3	25.9
REGN2810	119.9	39.4	22.1	80.5	17.3
Other product candidates in clinical development	259.2	221.4	281.9	37.8	(60.5)
Other research programs and unallocated costs (1)	778.4	541.5	371.0	236.9	170.5
Total research and development expenses	$2,052.3	$1,620.6	$1,271.4	$431.7	$349.2
(1) For the year ended December 31, 2016, includes the $75.0 million up-front payment made in connection with the April 2016 license and collaboration agreement with Intellia and the $25.0 million up-front payment made in connection with the July 2016 license and collaboration agreement with Adicet.
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
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased to $1,177.7 million in 2016 from $838.5 million in 2015 primarily due to (i) higher commercialization-related expenses associated with Praluent and higher commercialization-related expenses in connection with preparing to launch sarilumab and dupilumab, (ii) higher contributions to not-for-profit organizations, including donations to independent not-for-profit patient assistance organizations, (iii) higher headcount and headcount-related costs, and (iv) higher Non-cash Compensation Expense principally for the reason described under "Expenses" above. Selling, general, and administrative expenses increased to $838.5 million in 2015 from $519.3 million in 2014 primarily due to higher headcount and headcount-related costs, higher non-cash Compensation Expense principally for the reason described under "Expenses" above, and higher commercialization-related expenses primarily associated with EYLEA and Praluent. Selling, general, and administrative expenses included $231.2 million, $193.0 million, and $134.7 million of Non-cash Compensation Expense in 2016, 2015, and 2014, respectively.
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
Cost of Goods Sold
Cost of goods sold decreased to $194.6 million in 2016 from $241.7 million in 2015. Cost of goods sold primarily consists of costs in connection with producing U.S. EYLEA commercial supplies, various start-up costs in connection with our Limerick, Ireland commercial manufacturing facility, and royalties. Cost of goods sold decreased in 2016 compared to 2015 principally due to the fact that, effective May 2016, we are no longer obligated to pay royalties to Genentech based on U.S. sales of EYLEA. This decrease was partly offset by an increase in Limerick start-up costs and an increase in U.S. EYLEA net sales. Cost of goods sold increased to $241.7 million in 2015 from $129.0 million in 2014 principally due to the increase in U.S. EYLEA net sales, as well as an increase in Limerick start-up costs. In 2016, 2015, and 2014, cost of goods sold included inventory write-downs and reserves totaling $14.0 million, $10.6 million, and $6.0 million, respectively.
Cost of Collaboration and Contract Manufacturing
Cost of collaboration and contract manufacturing, which includes costs we incur in connection with producing commercial drug supplies for Sanofi and Bayer, decreased to $105.1 million in 2016 from $151.0 million in 2015. This decrease was primarily due to lower royalties since our obligation to pay Genentech based on sales of EYLEA outside the United States also ended in May 2016.
Cost of collaboration and contract manufacturing increased to $151.0 million in 2015 from $76.0 million in 2014. This increase was primarily due to the recognition of costs associated with commercial supplies of ZALTRAP, as well as royalties payable to Genentech in connection with higher sales of EYLEA outside the United States and the recognition of costs associated with commercial supplies of EYLEA manufactured for Bayer. Under our collaboration arrangements, when the product is sold by our collaborators to third-party customers, our risk of inventory loss no longer exists, and we therefore recognize our related manufacturing costs for the sold product as cost of collaboration manufacturing. However, in February 2015, we entered into an Amended ZALTRAP Agreement with Sanofi. As a result, in the first quarter of 2015, we recognized as expense $20.2 million of inventoried costs for ZALTRAP commercial supplies that were previously shipped to Sanofi because our risk of inventory loss no longer exists under the Amended ZALTRAP Agreement.

Other Income (Expense)
Total other expenses (net of other income) in 2016 decreased compared to 2015 primarily due to (i) recognition of a $0.5 million and $18.9 million loss in 2016 and 2015, respectively, in connection with Notes which were surrendered for conversion during the respective periods, (ii) a decrease in interest expense related to conversions of a substantial portion of the Notes in 2015, and (iii) an increase in investment income on our marketable securities, partly offset by a 2016 other-than-temporary impairment charge of $9.8 million related to our investment in Adverum Biotechnologies, Inc. (formerly Avalanche Biotechnologies, Inc.) common shares. The common shares of Adverum were previously acquired in connection with our research collaboration and license agreement with Adverum.
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
Income Taxes
In 2016, we recorded income tax expense of $434.3 million, based on an effective tax rate of 32.7%. The 2016 effective tax rate was positively impacted, compared to the U.S. federal statutory rate, by the tax benefit associated with stock-based compensation, the domestic manufacturing deduction, and the federal tax credit for research activities, offset by the negative impact of losses incurred in foreign jurisdictions with rates lower than the U.S. federal statutory rate and the non-tax deductible Branded Prescription Drug Fee. As described in Note 1 and Note 16 of our Consolidated Financial Statements, during 2016 we adopted Accounting Standards Update 2016-09, which requires an entity to recognize all excess tax benefits and tax deficiencies in connection with stock-based compensation as income tax expense or benefit in the income statement (previously, excess tax benefits were recognized in additional paid-in capital).
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
Liquidity and Capital Resources
Our financial condition is summarized as follows:

	As of December 31,		Increase
(In millions)	2016	2015	(Decrease)
Financial assets:
Cash and cash equivalents	$535.2	$809.1	$(273.9)
Marketable securities - current	503.5	236.1	267.4
Marketable securities - non-current	864.2	632.2	232.0
	$1,902.9	$1,677.4	$225.5

Borrowings:
Convertible senior notes	$—	$10.8	$(10.8)

Working capital:
Current assets	$3,180.2	$2,915.1	$265.1
Current liabilities	1,241.5	811.2	430.3
	$1,938.7	$2,103.9	$(165.2)
Additionally, as of December 31, 2016, we had borrowing availability of $750.0 million under a revolving credit facility (see further description under "Credit Facility" below).

Sources and Uses of Cash for the Years Ended December 31, 2016, 2015, and 2014
Cash Flows from Operating Activities
2016. Net cash provided by operating activities was $1,473.4 million in 2016. Our net income in 2016 included Non-cash Compensation Expense of $559.9 million. Deferred tax assets as of December 31, 2016 increased by $360.1 million, compared to December 31, 2015, primarily due to an increase in share-based compensation, the tax basis of intangible assets, and deferred revenue.
Inventories as of December 31, 2016 increased by $149.8 million, compared to December 31, 2015, primarily due to increased production of commercial supplies of our drug products and preparing for commercial production to commence at our Limerick, Ireland facility. Deferred revenue increased by $244.3 million as of December 31, 2016, compared to December 31, 2015, primarily due to $250.0 million and $60.0 million of payments received during 2016 from Teva and Mitsubishi, respectively, in connection with the companies' respective fasinumab collaborations, and the $50.0 million up-front payment from Bayer in connection with the companies' Ang2 collaboration, partly offset primarily by the amortization of these 2016 payments and past up-front payments from Sanofi. Accounts payable, accrued expenses, and other liabilities increased by $254.0 million as of December 31, 2016, compared to December 31, 2015, primarily due to higher tax related liabilities.
2015. Net cash provided by operating activities was $1,330.8 million in 2015. Our net income in 2015 included Non-cash Compensation Expense of $459.0 million. In addition, deferred tax assets as of December 31, 2015 increased by $121.6 million, compared to December 31, 2014, primarily due to an increase in Non-cash Compensation Expense, partly offset by a reduction in our deferred tax assets related to fixed assets and deferred revenue.
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
2014. Net cash provided by operating activities was $752.4 million in 2014. Our net income in 2014 included Non-cash Compensation Expense of $321.8 million and a $33.5 million loss on extinguishment of debt related to the conversion of our Notes during 2014. In addition, deferred tax assets as of December 31, 2014 increased by $53.3 million, compared to end-of-year 2013, primarily due to an increase in Non-cash Compensation Expense partly offset by the reduction of our deferred tax assets related to the recently enacted New York State tax legislation, which reduced our New York State income tax rate to zero percent effective in 2014.
As of December 31, 2014, Sanofi, Bayer, and trade accounts receivable increased by $34.9 million, compared to end-of-year 2013, primarily due to higher amounts receivable from Bayer in connection with the commercialization of EYLEA outside of the United States, partly offset by lower trade accounts receivable resulting from shortened payment terms to certain of our U.S. EYLEA customers effective January 2014. Accounts payable, accrued expenses, and other liabilities increased by $161.2 million as of December 31, 2014, compared to end-of-year 2013, primarily due to (i) higher accruals for sales-related charges (including the impact of the Branded Prescription Drug Fee incremental charge as described above), deductions, and royalties related to EYLEA, (ii) higher payroll-related liabilities primarily driven by an increase in headcount, and (iii) higher expenditures in connection with our expanding research and development activities.
Cash Flows from Investing Activities
Net cash used in investing activities was $1,046.9 million, $907.6 million, and $420.8 million in 2016, 2015, and 2014, respectively. In 2016, 2015, and 2014, purchases of marketable securities exceeded sales or maturities by $535.0 million, $229.7 million, and $87.8 million, respectively. Capital expenditures were $511.9 million, $677.9 million, and $333.0 million in 2016, 2015, and 2014, respectively. Capital expenditures in 2016 primarily included costs in connection with renovations of our Limerick, Ireland manufacturing facility, renovations and additions to certain areas of our Rensselaer, New York manufacturing facilities, the purchase of office buildings near our Rensselaer manufacturing facilities and Tarrytown facilities, and purchases of equipment.

We expect to incur capital expenditures of $375 million to $450 million in 2017 primarily in connection with continued renovations of our Limerick, Ireland facility, expanding our Tarrytown, New York facilities, and expanding and renovating a portion of our manufacturing facilities at our Rensselaer, New York facility.
Cash Flows from Financing Activities
Net cash used in financing activities was $700.4 million, $262.8 million, and $218.5 million in 2016, 2015, and 2014, respectively. In 2016, 2015, and 2014, $12.9 million, $166.5 million, and $220.6 million principal amount of our Notes, respectively, that was previously surrendered for conversion was settled in cash. Also during 2016, 2015, and 2014, we paid an aggregate amount of $643.4 million, $573.5 million, and $294.6 million, respectively, to warrant holders to reduce the maximum number of shares of Common Stock issuable upon exercise of the warrants. Proceeds from issuances of Common Stock, in connection with exercises of employee stock options, were $126.7 million in 2016, compared to $206.4 million in 2015 and $126.0 million in 2014. In 2015 and 2014, cash flows from financing activities included $405.3 million and $439.3 million, respectively, due to utilization of excess tax benefits in connection with stock option exercises, which offset cash tax obligations. In 2016, we elected to adopt Accounting Standards Update 2016-09, Compensation - Stock Compensation, Improvements to Employee Share-Based Payment Accounting; consequently, we began to record excess tax benefits as an operating activity in the statement of cash flows.
Convertible Senior Notes
In October 2011, we issued $400.0 million aggregate principal amount of Notes in a private placement. The Notes paid interest semi-annually on April 1 and October 1, and any notes that were not converted earlier matured on October 1, 2016. The Notes were convertible, subject to certain conditions, into cash, shares of our Common Stock, or a combination of cash and shares of Common Stock, at our option. See Note 11 to our Consolidated Financial Statements.
In connection with the initial offering of the Notes, we entered into convertible note hedge (call option) and warrant transactions with multiple counterparties. The convertible note hedge covered the number of shares of our Common Stock that initially underlie the Notes, and were intended to reduce the potential dilutive impact of the conversion feature of the Notes. The convertible note hedge also terminated upon the maturity date of the Notes. The warrants were to become exercisable at various dates during 2017; however, in the fourth quarter of 2016, we entered into agreements with warrant holders to cancel any remaining warrants held by the warrant holders and to terminate the respective warrant agreements. See Note 11 to our Consolidated Financial Statements.
Credit Facility
In March 2015, we entered into an agreement with a syndicate of lenders (the Credit Agreement) which provides for a $750.0 million senior unsecured five-year revolving credit facility (the Credit Facility). The Credit Agreement includes an option for us to elect to increase the commitments under the Credit Facility and/or to enter into one or more tranches of term loans in the aggregate principal amount of up to $250.0 million subject to the consent of the lenders providing the additional commitments or term loans, as applicable, and certain other conditions. Proceeds of the loans under the Credit Facility may be used to finance working capital needs, and for general corporate or other lawful purposes, of Regeneron and its subsidiaries. The Credit Agreement also provides a $100.0 million sublimit for letters of credit. The Credit Agreement includes an option for us to elect to extend the maturity date of the Credit Facility beyond March 2020, subject to the consent of the extending lenders and certain other conditions. Amounts borrowed under the Credit Facility may be prepaid, and the commitments under the Credit Facility may be terminated, at any time without premium or penalty. We had no borrowings outstanding under the Credit Facility as of December 31, 2016.
Effective December 30, 2016, the Credit Agreement has been amended in connection with our proposed acquisition of the Facility (as described under “Tarrytown, New York Leases” below) and the related lease financing contemplated by us to provide that such lease financing and certain other lease or similar arrangements shall not constitute “Indebtedness” or “Capital Lease Obligations” for purposes of the Credit Agreement, including for purposes of calculating our total leverage ratio thereunder.
The Credit Agreement contains financial and operating covenants. Financial covenants include a maximum total leverage ratio and a minimum interest expense coverage ratio. We were in compliance with all covenants of the Credit Facility as of December 31, 2016.

License and Settlement Agreements with Genentech
As described above under Item 1. "Business - Patents, Trademarks, and Trade Secrets", in 2011 and 2013 we entered into license and settlement agreements with Genentech. The agreements provided for us to make payments to Genentech based on U.S. sales of EYLEA, as well as EYLEA manufactured in the United States and sold outside the United States, through May 7, 2016. EYLEA is sold outside the United States by affiliates of Bayer under our license and collaboration agreement with Bayer. Under the terms of the Genentech agreements, we were obligated to make a $60.0 million milestone payment and pay royalties of 4.75% on cumulative relevant sales of EYLEA between $400.0 million and $3.0 billion and 5.5% on cumulative relevant sales of EYLEA over $3.0 billion. All payments to Genentech were made by Regeneron, and Bayer shared in all such payments based on the proportion of EYLEA sales outside the United States to worldwide EYLEA sales.
Tarrytown, New York Leases
We currently lease approximately 1,180,000 square feet of laboratory and office space at facilities in Tarrytown, New York. Certain leased premises have historically been accounted for as operating leases. However, for certain other buildings that we lease (related to approximately 735,000 square feet), we are deemed, in substance, to be the owner of the landlord's buildings in accordance with the application of FASB authoritative guidance. Consequently, in addition to capitalizing the tenant improvements, we capitalized the landlord's costs of constructing these new facilities, offset by a corresponding facility lease obligation. In addition, we recognized, as additional facility lease obligation, reimbursements from our landlord for tenant improvement costs that we incurred since, under FASB authoritative guidance, such payments that we received from our landlord are deemed to be a financing obligation. As of December 31, 2016 and 2015, the facility lease obligation balance related to these buildings was $353.9 million and $364.7 million, respectively.
On December 30, 2016, we entered into a Purchase Agreement with BMR-Landmark at Eastview LLC and BMR-Landmark at Eastview IV LLC (collectively, BMR), pursuant to which we have agreed to purchase BMR's Tarrytown, New York facilities (the Facility), which includes the 1,180,000 square feet of laboratory and office space described above, for a purchase price of $720.0 million, subject to certain customary adjustments. We currently occupy a significant portion of the Facility, with the remaining rentable area, or approximately 300,000 square feet, under leases to third-party tenants. In accordance with the terms of the Purchase Agreement, we paid $57.0 million toward the purchase price to BMR in December 2016. The closing of the Purchase Agreement is anticipated in the first quarter of 2017.
We intend to fund the acquisition contemplated by the Purchase Agreement with a new financing. Accordingly, we have entered into an engagement letter with Banc of America Leasing & Capital, LLC (BAL), pursuant to which BAL has been engaged to use its best efforts to arrange a $720.0 million lease financing in connection with the acquisition contemplated by the Purchase Agreement. As part of the contemplated financing, we intend to assign some or all our rights under the Purchase Agreement (including the right to take title to the Facility) to an affiliate of BAL at the closing of the financing, as a result of which such affiliate will become the legal owner of the Facility (the Lessor). Upon assignment of our rights, we expect to be reimbursed by BAL or an affiliate of BAL for the $57.0 million payment we made in December 2016. Immediately thereafter, we intend to lease the Facility from the Lessor for a term of five years. At the end of the lease term, we expect to have an option to extend the term of the lease (subject to the consent of the financing providers), purchase the Facility at a predetermined amount, or sell the Facility to a third party on behalf of the Lessor.
Funding Requirements
The amount we need to fund operations will depend on various factors, including revenues from net product sales, the potential regulatory approval and commercialization of our product candidates and the timing thereof, the status of competitive products, the success of our research and development programs, the potential future need to expand our professional and support staff and facilities, the status of patents and other intellectual property rights (and future litigation related thereto), the delay or failure of a clinical trial of any of our potential drug candidates, and the continuation, extent, and success of our collaborations (in particular those with Sanofi and Bayer). We believe that our existing capital resources, borrowing availability under our revolving credit facility, funds generated by anticipated EYLEA net product sales, and, as described above under "Collaboration Agreements," funding for reimbursement of research and development costs that we are entitled to receive under our collaboration agreements, will enable us to meet our projected operating needs for the foreseeable future.

The following table summarizes our contractual obligations as of December 31, 2016.

		Payments Due by Period
(In millions)	Total	Less than one year	1 to 3 years	3 to 5 years	Greater than 5 years
Purchase and other obligations (1)	$1,022.6	$579.3	$353.4	$42.0	$47.9
Facility lease obligations (2) (3)	448.5	32.1	67.1	70.4	278.9
Capital leases (2) (3)	71.0	8.7	18.1	19.1	25.1
Operating leases (3)	51.3	9.9	10.8	8.3	22.3
Total contractual obligations	$1,593.4	$630.0	$449.4	$139.8	$374.2

(1)
Purchase and other obligations primarily relate to research and development commitments, including those related to clinical trials, funding in connection with our sponsorship of the Science Talent Search and other programs by the Society for Science & the Public, and capital expenditures. Our obligation to pay certain of these amounts may increase or be reduced based on certain future events. Open purchase orders for the acquisition of goods and services in the ordinary course of business are excluded from the table above.

(2)
Represents rent payments with respect to capital lease and facility lease obligations in connection with our property leases in Tarrytown, New York, as described under "Tarrytown, New York Leases" above and Note 12 to our Consolidated Financial Statements. Amounts in the table above exclude (i) potential future rent payments with respect to the lease we anticipate entering into in 2017, and (ii) the potential purchase price we would be obligated to pay if the anticipated financing pursuant to the engagement letter with BAL is not obtained.

(3)	Excludes future contingent costs for utilities, real estate taxes, and operating expenses.
Liabilities for unrecognized tax benefits, totaling $117.2 million at December 31, 2016, are not included in the table of contractual obligations above as, due to their nature, there is a high degree of uncertainty regarding the period of potential future cash settlement with taxing authorities. See Note 16 to our Consolidated Financial Statements.
We expect continued increases in our expenditures, particularly in connection with our research and development activities (including preclinical and clinical programs). The amount of funding that will be required for our clinical programs depends upon the results of our research and preclinical programs and early-stage clinical trials, regulatory requirements, the duration and results of clinical trials underway and of additional clinical trials that we decide to initiate, and the various factors that affect the cost of each trial. As described within Item 1. "Business - Collaboration Agreements - Collaborations with Sanofi," pursuant to the Antibody Discovery Agreement, as amended, Sanofi is responsible for funding up to $130.0 million of our antibody discovery activities in 2017. Unless Sanofi, at its option, elects to extend antibody development and preclinical activities relating to selected programs, any future funding after 2017 from Sanofi under the Antibody Discovery Agreement will cease to continue. Clinical trial costs are dependent, among other things, on the size and duration of trials (for example, we have several ongoing late-stage clinical trials which are large and for which we expect to incur significant costs), fees charged for services provided by clinical trial investigators and other third parties, the costs for manufacturing the product candidate for use in the trials, and for supplies, laboratory tests, and other expenses.
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
We expect that expenses related to the filing, prosecution, defense, and enforcement of patents and other intellectual property will be substantial. In addition, as described above under Item 3. "Legal Proceedings - Proceedings Relating to Praluent (alirocumab) Injection," the United States District Court for the District of Delaware issued a permanent injunction, which was stayed (suspended) pending appeal. If the injunction is upheld on appeal, it would prohibit us and the Sanofi defendants from commercializing Praluent in the United States. If we and Sanofi are not able to commercialize Praluent in the United States, our consolidated financial position, results of operations, and cash flows may be materially impacted.
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
Under our Antibody and IO Collaborations with Sanofi and our collaboration with Bayer for EYLEA outside the United States, we and our collaborator share profits and losses in connection with commercialization of drug products. Profits or losses under each collaboration are measured by calculating net sales less cost of goods sold and shared commercialization and other expenses. If the applicable collaboration is profitable, we have contingent contractual obligations to reimburse Sanofi and Bayer for a defined percentage (generally 50%) of agreed-upon development expenses funded by Sanofi and Bayer. These reimbursements would be deducted each quarter, in accordance with a formula, from our share of the collaboration profits (and, for our EYLEA collaboration with Bayer, our percentage on product sales in Japan) otherwise payable to us, unless, in some cases, we elect to reimburse these expenses at a faster rate. In particular, as of December 31, 2016, our contingent reimbursement obligation to Bayer for EYLEA was approximately $256 million and our contingent reimbursement obligation to Sanofi in connection with the companies' Antibody Collaboration and IO Collaboration was approximately $2,245 million and $3 million, respectively. Therefore, we expect that, for the foreseeable future, a portion of our share of profits from sales of EYLEA outside the United States and a portion of our share of profits, if any, from sales of Praluent and, if approved, sarilumab, dupilumab, and other product candidates developed as part of the Sanofi Antibody and IO Collaborations will be used to reimburse our collaborator for these obligations.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that are currently material or reasonably likely to be material to our consolidated financial position or results of operations.
Future Impact of Recently Issued Accounting Standards
See Note 1 to our Consolidated Financial Statements for a summary of recently issued accounting standards.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our earnings and cash flows are subject to fluctuations due to changes in interest rates, principally in connection with our investments in marketable securities, which consist primarily of corporate bonds, direct obligations of the U.S. government and its agencies and other debt securities guaranteed by the U.S. government, and municipal bonds. We do not believe we are materially exposed to changes in interest rates. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes. We estimate that a 100 basis point, or 1%, unfavorable change in interest rates would have resulted in approximately a $20.9 million and $11.7 million decrease in the fair value of our investment portfolio as of December 31, 2016 and 2015, respectively.
Credit Quality Risk
We have an investment policy that includes guidelines on acceptable investment securities, minimum credit quality, maturity parameters, and concentration and diversification. Nonetheless, deterioration of the credit quality of an investment security subsequent to purchase may subject us to the risk of not being able to recover the full principal value of the security. During 2016, we recorded an other-than-temporary impairment charge of $9.8 million related to our investment in an equity security (refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Other Income (Expense)" above for further details). In 2015 and 2014, we recorded no charges for other-than-temporary impairments of our marketable securities.

We are also subject to credit risk in connection with accounts receivable from our product sales of EYLEA and ARCALYST. These accounts receivable are due from several distributors and specialty pharmacies, who are our customers. We have contractual payment terms with each of our customers, and we monitor our customers' financial performance and credit worthiness so that we can properly assess and respond to any changes in their credit profile. In addition, we may insure a portion of our accounts receivables within our overall risk management practices. During 2016, 2015, and 2014, we did not recognize any charges for write-offs of accounts receivable related to our marketed products. As of December 31, 2016, three customers accounted on a combined basis for 99% of our net trade accounts receivables. As of December 31, 2015, two customers accounted on a combined basis for 94% of our net trade accounts receivables.
Foreign Exchange Risk
As discussed further above, Bayer markets EYLEA outside the United States and Sanofi markets Praluent worldwide, and we share in profits and losses with these collaborators from commercialization of products (including the receipt of a percentage of EYLEA sales in Japan). In addition, pursuant to the applicable terms of the agreements with our collaborators, we also share in certain worldwide development expenses incurred by our collaborators. We also incur worldwide development expenses for clinical products we are developing independently. Therefore, significant changes in foreign exchange rates of the countries outside the United States where our product is sold or where development expenses are incurred by us or our collaborators can impact our operating results and financial condition. As sales outside the United States continue to grow, and as we expand our international operations, we will continue to assess potential steps, including foreign currency hedging and other strategies, to mitigate our foreign exchange risk.
Item 8. Financial Statements and Supplementary Data
The financial statements required by this Item are included on pages F-1 through F-50 of this report. The supplementary financial information required by this Item is included at page F-50 of this report.
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
Management Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 using the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2016. The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 15.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item (other than the information set forth in the next paragraph in this Item 10) will be included in our definitive proxy statement with respect to our 2017 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.
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
Item 11. Executive Compensation
The information called for by this item will be included in our definitive proxy statement with respect to our 2017 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information called for by this item will be included in our definitive proxy statement with respect to our 2017 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included in our definitive proxy statement with respect to our 2017 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information called for by this item will be included in our definitive proxy statement with respect to our 2017 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.
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

3.2	Amended and Restated By-Laws. (Incorporated by reference from the Form 8-K for the Registrant filed December 21, 2016).
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

10.2.5 +
Form of stock option agreement and related notice of grant for use in connection with the grant of non-qualified stock options to P. Roy Vagelos, M.D. under the Regeneron Pharmaceuticals, Inc. 2014 Long-Term Incentive Plan. (Incorporated by reference from the Form 10-K for the Registrant, for the year ended December 31, 2015, filed February 11, 2016.)

10.2.6 +
Form of stock option agreement and related notice of grant for use in connection with the grant of incentive stock options to P. Roy Vagelos, M.D. under the Regeneron Pharmaceuticals, Inc. 2014 Long-Term Incentive Plan. (Incorporated by reference from the Form 10-K for the Registrant, for the year ended December 31, 2015, filed February 11, 2016.)

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

10.2.10 +
Form of stock option agreement and related notice of grant for use in connection with the grant of non-qualified stock options to the Registrant's non-employee directors under the Regeneron Pharmaceuticals, Inc. 2014 Long-Term Incentive Plan (revised). (Incorporated by reference from the Form 10-K for the Registrant, for the year ended December 31, 2015, filed February 11, 2016.)

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

10.9*
License and Collaboration Agreement, dated as of October 18, 2006, by and between Bayer HealthCare LLC and the Registrant. (Incorporated by reference from the Form 10-Q for the Registrant, for the quarter ended September 30, 2006, filed November 6, 2006.)

10.9.1*
Restated Amendment Agreement, dated December 30, 2014 and entered into effective as of May 7, 2012, by and between Bayer HealthCare LLC and the Registrant. (Incorporated by reference from the Form 10-K for the Registrant, for the year ended December 31, 2014, filed February 12, 2015.)

10.10
License and Collaboration Agreement, dated as of January 10, 2014, by and between Bayer HealthCare LLC and the Registrant. (Incorporated by reference from the Form 10-Q for the Registrant, for the quarter ended March 31, 2014, filed May 8, 2014.)

10.11	Lease, dated as of December 21, 2006, by and between BMR-Landmark at Eastview LLC and the Registrant. (Incorporated by reference from the Form 8-K for the Registrant, filed December 22, 2006.)
10.11.1*
First Amendment to Lease, by and between BMR-Landmark at Eastview LLC and the Registrant, entered into as of September 14, 2007. (Incorporated by reference from the Form 10-Q for the Registrant, for the quarter ended September 30, 2007, filed November 7, 2007.)

10.11.2
Second Amendment to Lease, by and between BMR-Landmark at Eastview LLC and the Registrant, entered into as of September 30, 2008. (Incorporated by reference from the Form 10-Q for the Registrant, for the quarter ended September 30, 2008, filed November 5, 2008.)

10.11.3
Third Amendment to Lease, by and between BMR-Landmark at Eastview LLC and the Registrant, entered into as of April 29, 2009. (Incorporated by reference from the Form 10-Q for the Registrant, for the quarter ended March 31, 2009, filed April 30, 2009.)

10.11.4
Fourth Amendment to Lease, by and between BMR-Landmark at Eastview LLC and the Registrant, entered into as of December 3, 2009. (Incorporated by reference from the Form 8-K for the Registrant, filed December 8, 2009.)

10.11.5
Fifth Amendment to Lease, by and between BMR-Landmark at Eastview LLC and the Registrant, entered into as of February 11, 2010. (Incorporated by reference from the Form 8-K for the Registrant, filed February 16, 2010.)

10.11.6
Sixth Amendment to Lease, by and between BMR-Landmark at Eastview LLC and the Registrant, entered into as of June 4, 2010. (Incorporated by reference from the Form 10-Q for the Registrant, for the quarter ended June 30, 2010, filed July 28, 2010.)

10.11.7
Seventh Amendment to Lease, by and between BMR-Landmark at Eastview LLC and the Registrant, entered into as of December 22, 2010. (Incorporated by reference from the Form 10-K for the Registrant, for the year ended December 31, 2010, filed February 17, 2011.)

10.11.8
Eighth Amendment to Lease, by and between BMR-Landmark at Eastview LLC and the Registrant, entered into as of August 1, 2011. (Incorporated by reference from the Form 10-Q for the Registrant for the quarter ended September 30, 2011, filed October 27, 2011.)

10.11.9
Ninth Amendment to Lease, by and between BMR-Landmark at Eastview LLC and the Registrant, entered into as of September 30, 2011. (Incorporated by reference from the Form 10-Q for the Registrant for the quarter ended September 30, 2011, filed October 27, 2011.)

10.11.10
Tenth Amendment to Lease, by and between BMR-Landmark at Eastview LLC and the Registrant, entered into as of October 25, 2012. (Incorporated by reference from the Form 10-Q for the Registrant, for the quarter ended June 30, 2015, filed August 4, 2015.)

10.11.11
Eleventh Amendment to Lease by and between BMR-Landmark at Eastview LLC and the Registrant, entered into as of April 3, 2013. (Incorporated by reference from the Form 10-Q for the Registrant, for the quarter ended June 30, 2013, filed August 6, 2013.)

10.11.12
Twelfth Amendment to Lease by and between BMR-Landmark at Eastview LLC and the Registrant, entered into as of May 31, 2013. (Incorporated by reference from the Form 10-Q for the Registrant, for the quarter ended June 30, 2013, filed August 6, 2013.)

10.11.13
Thirteenth Amendment to Lease by and between BMR-Landmark at Eastview LLC and the Registrant, entered into as of May 31, 2013. (Incorporated by reference from the Form 10-Q for the Registrant, for the quarter ended June 30, 2013, filed August 6, 2013.)

10.11.14
Fourteenth Amendment to Lease, by and between BMR-Landmark at Eastview LLC and the Registrant, entered into as of October 25, 2013. (Incorporated by reference from the Form 10-Q for the Registrant, for the quarter ended June 30, 2015, filed August 4, 2015.)

10.11.15
Fifteenth Amendment to Lease, by and between BMR-Landmark at Eastview LLC and the Registrant, entered into as of June 12, 2014. (Incorporated by reference from the Form 10-Q for the Registrant, for the quarter ended June 30, 2015, filed August 4, 2015.)

10.11.16
Sixteenth Amendment to Lease, by and between BMR-Landmark at Eastview LLC and the Registrant, entered into as of June 30, 2015. (Incorporated by reference from the Form 10-Q for the Registrant, for the quarter ended June 30, 2015, filed August 4, 2015.)

10.11.17
Seventeenth Amendment to Lease, by and between BMR-Landmark at Eastview LLC and the Registrant, entered into as of August 10, 2015. (Incorporated by reference from the Form 10-Q for the Registrant, for the quarter ended September 30, 2015, filed November 4, 2015.)

10.12
Mt. Pleasant Lease by and between BMR-Landmark at Eastview LLC and the Registrant, dated April 3, 2013. (Incorporated by reference from the Form 10-Q for the Registrant, for the quarter ended June 30, 2013, filed August 6, 2013.)

10.12.1
First Amendment to Mt. Pleasant Lease, by and between BMR-Landmark at Eastview LLC and the Registrant, entered into as of June 30, 2015. (Incorporated by reference from the Form 10-Q for the Registrant, for the quarter ended June 30, 2015, filed August 4, 2015.)

10.13*
Non Exclusive License and Material Transfer Agreement, dated as of March 30, 2007, by and between Astellas Pharma Inc. and the Registrant. (Incorporated by reference from the Form 10-Q for the Registrant, for the quarter ended March 31, 2007, filed May 4, 2007.)

10.13.1*
Amendment to the Non Exclusive License and Material Transfer Agreement, dated as of March 30, 2007 by and between Astellas Pharma Inc. and the Registrant, dated as of July 28, 2010. (Incorporated by reference from the Form 10-Q for the Registrant, for the quarter ended September 30, 2010, filed October 28, 2010.)

10.14*
Amended and Restated Discovery and Preclinical Development Agreement, dated as of November 10, 2009, by and between Aventis Pharmaceuticals Inc. and the Registrant. (Incorporated by reference from the Form 10-K/A for the Registrant, for the year ended December 31, 2009, filed June 2, 2010.)

10.14.1*
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

10.15*
Amended and Restated License and Collaboration Agreement, dated as of November 10, 2009, by and among Aventis Pharmaceuticals Inc., sanofi-aventis Amerique du Nord, and the Registrant. (Incorporated by reference from the Form 10-K/A for the Registrant, for the year ended December 31, 2009, filed June 2, 2010.)

10.15.1*
First Amendment to Amended and Restated License and Collaboration Agreement by and between the Registrant and Aventis Pharmaceuticals Inc., dated May 1, 2013. (Incorporated by reference from the Form 10-Q for the Registrant, for the quarter ended June 30, 2013, filed August 6, 2013.)

10.15.2*
Amendment No. 2 to Amended and Restated License and Collaboration Agreement, dated July 27, 2015 and entered into effective as of July 1, 2015, by and between the Registrant and Sanofi Biotechnology SAS, as successor-in-interest to Aventis Pharmaceuticals, Inc. (Incorporated by reference from the Form 10-Q for the Registrant, for the quarter ended September 30, 2015, filed November 4, 2015.)

10.16
Amended and Restated Investor Agreement, dated as of January 11, 2014, by and among Sanofi, sanofi-aventis US LLC, Aventis Pharmaceuticals Inc., sanofi-aventis Amerique du Nord, and the Registrant. (Incorporated by reference from the Form 8-K for the Registrant, filed January 13, 2014.)

10.17	Purchase Agreement, dated as of October 18, 2011, between the Registrant and Goldman, Sachs & Co. (Incorporated by reference from the Form 8-K for the Registrant filed October 24, 2011.)
10.18
Master Terms and Conditions for Convertible Note Hedging Transactions, dated as of October 18, 2011, as supplemented by a confirmation dated October 18, 2011, between Goldman, Sachs & Co. and the Registrant. (Incorporated by reference from the Form 8-K for the Registrant filed October 24, 2011.)

10.19
Master Terms and Conditions for Base Warrants, dated as of October 18, 2011, as supplemented by a confirmation dated October 18, 2011, between Goldman, Sachs & Co. and the Registrant. (Incorporated by reference from the Form 8-K for the Registrant filed October 24, 2011.)

10.20.1
Amendment, dated as of May 15, 2014, to the Master Terms and Conditions for Warrants, between Goldman, Sachs & Co. and the Registrant. (Incorporated by reference from the Form 10-Q for the Registrant, for the quarter ended June 30, 2014, filed August 5, 2014.)

10.20.2
Second Amendment, dated as of November 25, 2014, to the Master Terms and Conditions for Warrants, between Goldman, Sachs & Co. and the Registrant. (Incorporated by reference from the Form 10-K for the Registrant, for the year ended December 31, 2014, filed February 12, 2015.)

10.20.3
Third Amendment, dated as of February 27, 2015, to the Master Terms and Conditions for Warrants, between Goldman, Sachs & Co. and the Registrant. (Incorporated by reference from the Form 10-Q for the Registrant, for the quarter ended March 31, 2015, filed May 7, 2015.)

10.20.4	Termination Agreement, dated as of November 23, 2016, between Goldman, Sachs & Co. and the Registrant.

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

10.22.2
Second Amendment, dated as of February 22, 2016, to the Master Terms and Conditions for Warrants, between Citibank, N.A. and the Registrant. (Incorporated by reference from the Form 10-Q for the Registrant, for the quarter ended March 31, 2016, filed May 5, 2016.)

10.22.3	Third Amendment, dated as of November 10, 2016, to the Master Terms and Conditions for Warrants, between Citibank, N.A. and the Registrant.
10.22.4	Termination Agreement, dated as of November 14, 2016, between Citibank, N.A. and the Registrant.
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

10.24.2
Second Amendment, dated as of November 18, 2014, to the Master Terms and Conditions for Warrants, between Credit Suisse Capital LLC (as assignee of Credit Suisse International) and the Registrant. (Incorporated by reference from the Form 10-K for the Registrant, for the year ended December 31, 2014, filed February 12, 2015.)

10.24.3
Third Amendment, dated as of November 24, 2014, to the Master Terms and Conditions for Warrants, between Credit Suisse Capital LLC (as assignee of Credit Suisse International) and the Registrant. (Incorporated by reference from the Form 10-K for the Registrant, for the year ended December 31, 2014, filed February 12, 2015.)

10.24.4
Fourth Amendment, dated as of November 15, 2015, to the Master Terms and Conditions for Warrants, between Credit Suisse Capital LLC (as assignee of Credit Suisse International) and the Registrant. (Incorporated by reference from the Form 10-K for the Registrant, for the year ended December 31, 2015, filed February 11, 2016.)

10.24.5	Termination Agreement, dated as of November 15, 2016, between Credit Suisse Capital LLC (as assignee of Credit Suisse International) and the Registrant.
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

10.26.3	Termination Agreement, dated as of November 21, 2016, between Morgan Stanley & Co. International plc and the Registrant.

10.27*
Non-exclusive License and Partial Settlement Agreement with Genentech, Inc. (Incorporated by reference from the Form 10-K for the Registrant, for the year ended December 31, 2011, filed February 21, 2012.)

10.27.1*
Amended and Restated Non-Exclusive License and Settlement Agreement by and between Genentech, Inc. and the Registrant, effective May 17, 2013. (Incorporated by reference from the Form 10-Q for the Registrant, for the quarter ended June 30, 2013, filed August 6, 2013.)

10.27.2*
Non-Exclusive License and Settlement Agreement by and between Genentech, Inc., the Registrant, Sanofi U.S. Services, Inc., and Sanofi-Aventis U.S. LLC, effective May 17, 2013. (Incorporated by reference from the Form 10-Q for the Registrant, for the quarter ended June 30, 2013, filed August 6, 2013.)

10.27.3
Agreement dated May 17, 2013 between Bayer Pharma AG, Bayer Australia Limited, the Registrant, Regeneron UK Ltd and Genentech Inc. (Incorporated by reference from the Form 10-Q for the Registrant, for the quarter ended June 30, 2013, filed August 6, 2013.)

10.28*
Letter Agreement by and between the Registrant and Aventis Pharmaceuticals Inc., dated May 2, 2013. (Incorporated by reference from the Form 10-Q for the Registrant, for the quarter ended June 30, 2013, filed August 6, 2013.)

10.29
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

10.29.1
Consent and Amendment No. 1 Memorandum, dated as of February 2, 2017, by and among the Registrant, as a borrower and guarantor; Regeneron Healthcare Solutions, Inc., Regeneron Genetics Center LLC, Regeneron International Unlimited Company, Regeneron Ireland Holdings Unlimited Company, Regeneron Ireland Unlimited Company, and Regeneron Capital International B.V., as subsidiary borrowers; JPMorgan Chase Bank, N.A., as administrative agent; and the lenders party thereto. (Incorporated by reference from the Form 8-K for the Registrant, filed February 7, 2017.)

10.30*
Immuno-oncology Discovery and Development Agreement, dated July 27, 2015 and entered into effective as of July 1, 2015, by and between the Registrant and Sanofi Biotechnology SAS. (Incorporated by reference from the Form 10-Q for the Registrant, for the quarter ended September 30, 2015, filed November 4, 2015.)

10.31*
Immuno-oncology License and Collaboration Agreement, dated July 27, 2015 and entered into effective as of July 1, 2015, by and between the Registrant and Sanofi Biotechnology SAS. (Incorporated by reference from the Form 10-Q for the Registrant, for the quarter ended September 30, 2015, filed November 4, 2015.)

10.32*
Collaboration Agreement, dated as of September 29, 2015, by and between Regeneron Ireland and Mitsubishi Tanabe Pharma Corporation. (Incorporated by reference from the Form 10-Q for the Registrant, for the quarter ended September 30, 2015, filed November 4, 2015.)

10.33*
ANG2 License and Collaboration Agreement, dated as of March 23, 2016, by and between Bayer HealthCare LLC and the Registrant. (Incorporated by reference from the Form 10-Q for the Registrant, for the quarter ended March 31, 2016, filed May 5, 2016.)

10.34*
Collaboration Agreement, dated as of September 17, 2016, by and between Teva Pharmaceuticals International GmbH and Regeneron Ireland. (Incorporated by reference from the Form 10-Q for the Registrant, for the quarter ended September 30, 2016, filed November 4, 2016.)

10.35*	Purchase Agreement, dated as of December 30, 2016, by and among BMR-Landmark at Eastview LLC and BMR-Landmark at Eastview IV LLC and the Registrant.
21.1	Subsidiaries of the Registrant.
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

101	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Document
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
_______

*	Portions of this document have been omitted and filed separately with the Commission pursuant to requests for confidential treatment pursuant to Rule 24b-2.
+	Indicates a management contract or compensatory plan or arrangement.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGENERON PHARMACEUTICALS, INC.

Date:	February 9, 2017	By:	/s/ LEONARD S. SCHLEIFER
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ LEONARD S. SCHLEIFER	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 9, 2017
Leonard S. Schleifer, M.D., Ph.D.
/s/ ROBERT E. LANDRY	Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	February 9, 2017
Robert E. Landry
/s/ DOUGLAS S. McCORKLE	Vice President, Controller, and Assistant Treasurer (Principal Accounting Officer)	February 9, 2017
Douglas S. McCorkle
/s/ GEORGE D. YANCOPOULOS	President, Chief Scientific Officer, and Director	February 9, 2017
George D. Yancopoulos, M.D., Ph.D.
/s/ P. ROY VAGELOS	Chairman of the Board	February 9, 2017
P. Roy Vagelos, M.D.
/s/ N. ANTHONY COLES	Director	February 9, 2017
N. Anthony Coles, M.D.
/s/ CHARLES A. BAKER	Director	February 9, 2017
Charles A. Baker
/s/ BONNIE L. BASSLER	Director	February 9, 2017
Bonnie L. Bassler, Ph.D.
/s/ MICHAEL S. BROWN	Director	February 9, 2017
Michael S. Brown, M.D.
/s/ JOSEPH L. GOLDSTEIN	Director	February 9, 2017
Joseph L. Goldstein, M.D.
/s/ CHRISTINE A. POON	Director	February 9, 2017
Christine A. Poon
/s/ ARTHUR F. RYAN	Director	February 9, 2017
Arthur F. Ryan
/s/ GEORGE L. SING	Director	February 9, 2017
George L. Sing
/s/ MARC TESSIER-LAVIGNE	Director	February 9, 2017
Marc Tessier-Lavigne, Ph.D.
/s/ HUDA Y. ZOGHBI	Director	February 9, 2017
Huda Y. Zoghbi, M.D.

REGENERON PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Regeneron Pharmaceuticals, Inc.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Regeneron Pharmaceuticals, Inc. and its subsidiaries at December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 1 to the consolidated financial statements, effective January 1, 2016, the Company prospectively changed the presentation of excess tax benefits and tax deficiencies in connection with stock-based compensation.
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

/s/ PricewaterhouseCoopers LLP

Florham Park, New Jersey
February 9, 2017

REGENERON PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$535,203	$809,102
Marketable securities	503,481	236,121
Accounts receivable - trade, net	1,343,368	1,152,489
Accounts receivable from Sanofi	92,989	153,152
Accounts receivable from Bayer	175,263	162,152
Inventories	399,356	238,578
Prepaid expenses and other current assets	130,528	163,501
Total current assets	3,180,188	2,915,095

Marketable securities	864,260	632,162
Property, plant, and equipment, net	2,083,421	1,594,120
Deferred tax assets	825,303	461,945
Other assets	20,294	5,810
Total assets	$6,973,466	$5,609,132

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$879,096	$644,112
Capital lease obligations	127,274	—
Deferred revenue from Sanofi, current portion	115,267	101,573
Deferred revenue - other, current portion	116,397	51,914
Other current liabilities	3,461	13,563
Total current liabilities	1,241,495	811,162

Deferred revenue from Sanofi	503,474	582,664
Deferred revenue - other	327,298	82,015
Facility lease obligations	351,569	362,919
Other long-term liabilities	100,385	115,535
Total liabilities	2,524,221	1,954,295

Commitments and contingencies (Note 12)

Stockholders' equity:
Preferred Stock, $.01 par value; 30,000,000 shares authorized; issued and outstanding - none	—	—
Class A Stock, convertible, $.001 par value; 40,000,000 shares authorized; shares issued and outstanding - 1,911,456 in 2016 and 1,913,776 in 2015	2	2
Common Stock, $.001 par value; 320,000,000 shares authorized; shares issued - 107,860,567 in 2016 and 106,378,001 in 2015	108	106
Additional paid-in capital	3,029,993	3,099,526
Retained earnings	1,748,222	852,700
Accumulated other comprehensive (loss) income	(12,840)	8,572
Treasury Stock, at cost; 3,763,868 shares in 2016 and 3,642,820 in 2015	(316,240)	(306,069)
Total stockholders' equity	4,449,245	3,654,837
Total liabilities and stockholders' equity	$6,973,466	$5,609,132

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014
Statements of Operations
Revenues:
Net product sales	$3,338,390	$2,689,478	$1,750,762
Sanofi collaboration revenue	658,665	758,873	541,299
Bayer collaboration revenue	744,270	580,488	495,555
Other revenue	119,102	74,889	31,941
	4,860,427	4,103,728	2,819,557

Expenses:
Research and development	2,052,295	1,620,577	1,271,353
Selling, general, and administrative	1,177,697	838,526	519,267
Cost of goods sold	194,624	241,702	129,030
Cost of collaboration and contract manufacturing	105,070	151,007	75,988
	3,529,686	2,851,812	1,995,638

Income from operations	1,330,741	1,251,916	823,919

Other income (expense):
Other income (expense), net	6,269	(12,578)	(25,312)
Interest expense	(7,195)	(14,241)	(37,372)
	(926)	(26,819)	(62,684)

Income before income taxes	1,329,815	1,225,097	761,235

Income tax expense	(434,293)	(589,041)	(423,109)

Net income	$895,522	$636,056	$338,126

Net income per share - basic	$8.55	$6.17	$3.36
Net income per share - diluted	$7.70	$5.52	$2.98

Weighted average shares outstanding - basic	104,719	103,061	100,612
Weighted average shares outstanding - diluted	116,367	115,230	113,413

Statements of Comprehensive Income
Net income	$895,522	$636,056	$338,126
Other comprehensive income (loss):
Unrealized (loss) gain on marketable securities, net of tax	(21,412)	(43,679)	53,439
Comprehensive income	$874,110	$592,377	$391,565

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2016, 2015, and 2014
(In thousands)

	Class A Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance, December 31, 2013	2,020	$2	97,667	$97	$2,087,287	$(121,482)	—	—	$(1,188)	$1,964,716
Issuance of Common Stock in connection with exercise of stock options	—	—	3,468	4	125,893	—	—	—	—	125,897
Common Stock tendered upon exercise of stock options in connection with employee tax obligations	—	—	(754)	(1)	(267,583)	—	—	—	—	(267,584)
Issuance of Common Stock in connection with conversion of convertible senior notes	—	—	2,018	2	691,354	—	—	—	—	691,356
Issuance of Common Stock in connection with Company 401(k) Savings Plan contribution	—	—	21	—	13,125	—	—	—	—	13,125
Issuance of restricted Common Stock under Long-Term Incentive Plan	—	—	8	—	—	—	—	—	—	—
Conversion of Class A Stock to Common Stock	(47)	—	47	—	—	—	—	—	—	—
Stock-based compensation charges	—	—	—	—	326,815	—	—	—	—	326,815
Excess tax benefit from stock-based compensation	—	—	—	—	439,278	—	—	—	—	439,278
Acquisition of Common Stock in connection with exercise of convertible note hedges	—	—	—	—	169,530	—	(2,018)	$(169,530)	—	—
Reduction of warrants	—	—	—	—	(294,552)	—	—	—	—	(294,552)
Reclassification of warrant liability	—	—	—	—	(148,496)	—	—	—	—	(148,496)
Reduction of equity component of convertible senior notes	—	—	—	—	(691,869)	—	—	—	—	(691,869)
Net income	—	—	—	—	—	338,126	—	—	—	338,126
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	53,439	53,439
Balance, December 31, 2014	1,973	2	102,475	102	2,450,782	216,644	(2,018)	(169,530)	52,251	2,550,251
Issuance of Common Stock in connection with exercise of stock options	—	—	2,457	2	215,460	—	—	—	—	215,462
Common Stock tendered upon exercise of stock options and vesting of restricted stock in connection with employee tax obligations	—	—	(298)	—	(160,538)	—	—	—	—	(160,538)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (continued)
	Class A Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Issuance of Common Stock in connection with conversion of convertible senior notes	—	—	1,625	2	818,358	—	—	—	—	818,360
Issuance of Common Stock in connection with Company 401(k) Savings Plan contribution	—	—	31	—	15,382	—	—	—	—	15,382
Issuance of restricted Common Stock under Long-Term Incentive Plan	—	—	28	—	—	—	—	—	—	—
Conversion of Class A Stock to Common Stock	(60)	—	60	—	—	—	—	—	—	—
Stock-based compensation charges	—	—	—	—	464,022	—	—	—	—	464,022
Excess tax benefit from stock-based compensation	—	—	—	—	405,317	—	—	—	—	405,317
Acquisition of Common Stock in connection with exercise of convertible note hedges	—	—	—	—	136,539	—	(1,625)	(136,539)	—	—
Reduction of warrants	—	—	—	—	(449,456)	—	—	—	—	(449,456)
Reclassification of warrant liability	—	—	—	—	23,317	—	—	—	—	23,317
Reduction of equity component of convertible senior notes	—	—	—	—	(819,657)	—	—	—	—	(819,657)
Net income	—	—	—	—	—	636,056	—	—	—	636,056
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(43,679)	(43,679)
Balance, December 31, 2015	1,913	2	106,378	106	3,099,526	852,700	(3,643)	(306,069)	8,572	3,654,837
Issuance of Common Stock in connection with exercise of stock options	—	—	1,697	2	115,180	—	—	—	—	115,182
Common Stock tendered upon exercise of stock options and vesting of restricted stock in connection with employee tax obligations	—	—	(382)	—	(143,182)	—	—	—	—	(143,182)
Issuance of Common Stock in connection with conversion of convertible senior notes	—	—	121	—	48,004	—	—	—	—	48,004
Issuance of Common Stock in connection with Company 401(k) Savings Plan contribution	—	—	27	—	16,561	—	—	—	—	16,561
Issuance of restricted Common Stock under Long-Term Incentive Plan	—	—	17	—	—	—	—	—	—	—
Conversion of Class A Stock to Common Stock	(2)	—	2	—	—	—	—	—	—	—

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (continued)
	Class A Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Stock-based compensation charges	—	—	—	—	574,887	—	—	—	—	574,887
Acquisition of Common Stock in connection with exercise of convertible note hedges	—	—	—	—	10,171	—	(121)	(10,171)	—	—
Reduction of warrants	—	—	—	—	(643,365)	—	—	—	—	(643,365)
Reduction of equity component of convertible senior notes	—	—	—	—	(47,789)	—	—	—	—	(47,789)
Net income	—	—	—	—	—	895,522	—	—	—	895,522
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(21,412)	(21,412)
Balance, December 31, 2016	1,911	$2	107,860	$108	$3,029,993	$1,748,222	(3,764)	$(316,240)	$(12,840)	$4,449,245

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$895,522	$636,056	$338,126
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	104,745	74,909	52,686
Non-cash compensation expense	559,878	459,049	321,750
Other non-cash charges and expenses, net	45,139	52,562	77,571
Deferred taxes	(360,078)	(121,623)	(53,276)
Changes in assets and liabilities:
Increase in Sanofi, Bayer, and trade accounts receivable	(143,827)	(491,421)	(34,927)
Increase in inventories	(149,776)	(111,825)	(56,947)
Decrease (increase) in prepaid expenses and other assets	23,543	(79,476)	(45,327)
Increase (decrease) in deferred revenue	244,270	608,892	(8,403)
Increase in accounts payable, accrued expenses, and other liabilities	253,980	303,657	161,182
Total adjustments	577,874	694,724	414,309
Net cash provided by operating activities	1,473,396	1,330,780	752,435

Cash flows from investing activities:
Purchases of marketable securities	(809,419)	(557,105)	(564,188)
Sales or maturities of marketable securities	274,456	327,437	476,417
Capital expenditures	(511,941)	(677,933)	(333,006)
Net cash used in investing activities	(1,046,904)	(907,601)	(420,777)

Cash flows from financing activities:
(Payments) proceeds in connection with capital and facility lease obligations	(27,689)	26,020	(1,095)
Repayments of convertible senior notes	(12,894)	(166,467)	(220,639)
Payments in connection with reduction of outstanding warrants	(643,365)	(573,487)	(294,552)
Proceeds from issuance of Common Stock	126,739	206,358	126,045
Payments in connection with Common Stock tendered for employee tax obligations	(143,182)	(160,537)	(267,584)
Excess tax benefit from stock-based compensation	—	405,317	439,278
Net cash used in financing activities	(700,391)	(262,796)	(218,547)

Net (decrease) increase in cash and cash equivalents	(273,899)	160,383	113,111

Cash and cash equivalents at beginning of period	809,102	648,719	535,608

Cash and cash equivalents at end of period	$535,203	$809,102	$648,719

Supplemental disclosure of cash flow information
Cash paid for interest (net of amounts capitalized)	$5,454	$10,582	$20,348
Cash paid for income taxes	$481,360	$276,092	$59,847

The accompanying notes are an integral part of the financial statements.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise noted, dollars in thousands, except per share data)

1. Business Overview and Summary of Significant Accounting Policies
Organization and Business
Regeneron Pharmaceuticals, Inc. and its subsidiaries (collectively, the "Company" or "Regeneron") is a fully integrated biopharmaceutical company that discovers, invents, develops, manufactures, and commercializes medicines for the treatment of serious medical conditions. The Company has product candidates in development in areas of high unmet medical need, including oncology, rheumatoid arthritis, asthma, atopic dermatitis, pain, and infectious diseases. The Company is a party to collaboration agreements to develop certain of these product candidates (see Note 3). The Company's products that have received marketing approval consist of the following:

•
EYLEA® (aflibercept) Injection, known in the scientific literature as VEGF Trap-Eye, which is available in the United States, European Union ("EU"), Japan, and certain other countries outside the United States for the treatment of neovascular age-related macular degeneration ("wet AMD"), diabetic macular edema ("DME"), macular edema following retinal vein occlusion ("RVO"), which includes macular edema following central retinal vein occlusion ("CRVO") and macular edema following branch retinal vein occlusion ("BRVO"). EYLEA is also available in the EU, Japan, and certain other countries outside the United States for the treatment of myopic choroidal neovascularization (mCNV) and in the United States for the treatment of diabetic retinopathy in patients with DME. The Company is collaborating with Bayer on the development and commercialization of EYLEA outside the United States.

•
Praluent® (alirocumab) Injection, which is available in the United States where it is indicated as an adjunct to diet and maximally tolerated statin therapy for the treatment of adults with heterozygous familial hypercholesterolemia or clinical atherosclerotic cardiovascular disease ("ASCVD"), who require additional lowering of low-density lipoprotein ("LDL") cholesterol. Praluent is also available in certain countries in Europe for the treatment of adult patients with primary hypercholesterolemia (heterozygous familial hypercholesterolemia ("HeFH") and non-familial) or mixed dyslipidemia as an adjunct to diet: (a) in combination with a statin, or statin with other lipid-lowering therapies in patients unable to reach their LDL-cholesterol goals with the maximally-tolerated dose of a statin, or (b) alone or in combination with other lipid-lowering therapies for patients who are statin intolerant, or for whom a statin is contraindicated. In July 2016, the Japanese Ministry of Health, Labour and Welfare ("MHLW") granted marketing and manufacturing authorization for Praluent for the treatment of uncontrolled LDL cholesterol, in certain adult patients with hypercholesterolemia at high cardiovascular risk. The effect of Praluent on cardiovascular morbidity and mortality has not been determined. The Company is collaborating with Sanofi on the global development and commercialization of Praluent. See Note 17 for information regarding the patent infringement proceedings relating to Praluent, which may impact Praluent's commercial availability in the United States and other jurisdictions.

•
ARCALYST® (rilonacept) Injection for Subcutaneous Use, which is available in the United States for the treatment of Cryopyrin-Associated Periodic Syndromes ("CAPS"), including Familial Cold Auto-inflammatory Syndrome ("FCAS") and Muckle-Wells Syndrome ("MWS"), in adults and children 12 and older.

•
KevzaraTM (sarilumab) Solution for Subcutaneous Injection. In January 2017, Health Canada approved Kevraza for the treatment of adult patients with moderately to severely active rheumatoid arthritis who have an inadequate response to or intolerance to one or more biologic or non-biologic disease modifying anti-rheumatic drugs ("DMARDs"). This is the first approval of Kevzara worldwide.

•
ZALTRAP® (ziv-aflibercept) Injection for Intravenous Infusion, known in the scientific literature as VEGF Trap, which is available in the United States, EU, and certain other countries for treatment, in combination with 5-fluorouracil, leucovorin, irinotecan ("FOLFIRI"), of patients with metastatic colorectal cancer ("mCRC") that is resistant to or has progressed following an oxaliplatin-containing regimen. Pursuant to a 2015 amended and restated ZALTRAP agreement ("Amended ZALTRAP Agreement"), Sanofi is solely responsible for the development and commercialization of ZALTRAP, and Sanofi pays the Company a percentage of aggregate net sales of ZALTRAP.

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
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Estimates which could have a significant impact on the Company's financial statements include provisions related to product sales, such as rebates, chargebacks, and distribution-related fees; periods over which payments, including non-refundable up-front, license, and milestone payments, are recognized as revenue in connection with collaboration and other agreements; periods over which certain clinical trial costs are recognized; fair value of stock options; inventory that may expire prior to expected sale or has a cost basis in excess of its estimated realizable value; capitalization of inventory costs associated with the Company's products prior to regulatory approval; provisions for loss contingencies; deferred tax asset valuation allowances; and the assessment of uncertain tax positions.
With respect to the Company's collaborations with Sanofi and Bayer:

•
Included in Sanofi collaboration revenue is the Company's share of profits or losses from commercialization of antibodies, which is provided by Sanofi, and includes an estimate of the Company's share of profits or losses for the most recent fiscal quarter.

•
Included in Bayer collaboration revenue is the Company's share of profits or losses from commercialization of EYLEA outside the United States, which is provided by Bayer, and includes an estimate of the Company's share of profits or losses for the most recent fiscal quarter.

•
Included in research and development expenses is the Company's share of development expenses incurred by Bayer and Sanofi, including the Company's share of Bayer and Sanofi estimated development expenses for the most recent fiscal quarter.

These estimates for the most recent period are adjusted on a prospective basis, if necessary, in the subsequent period to reflect actual amounts.
Cash and Cash Equivalents
The Company considers all highly liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents. The carrying amount reported in the Consolidated Balance Sheet for cash and cash equivalents approximates its fair value.
Marketable Securities
The Company has an investment policy that includes guidelines on acceptable investment securities, minimum credit quality, maturity parameters, and concentration and diversification. The Company invests its excess cash primarily in marketable securities issued by investment grade institutions. The Company considers its marketable securities to be "available-for-sale," as defined by authoritative guidance issued by the Financial Accounting Standards Board ("FASB"). These assets are carried at fair value and the unrealized gains and losses are included in accumulated other comprehensive income (loss). Realized gains and losses on marketable securities are included as a component of other income (expense), net. The Company reviews its portfolio of marketable securities, using both quantitative and qualitative factors, to determine if declines in fair value below cost are other-than-temporary. If a decline in the fair value of a marketable security in the Company's investment portfolio is deemed to be other-than-temporary, the Company writes down the cost basis of the security to its current fair value and recognizes a loss as a charge against income.
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
Revenue Recognition
a. Product Revenue
Product revenue consists of U.S. sales of EYLEA and ARCALYST. Revenue from product sales is recognized when persuasive evidence of an arrangement exists, title to product and associated risk of loss have passed to the customer, the price is fixed or determinable, collection from the customer is reasonably assured, the Company has no further performance obligations, and returns can be reasonably estimated. The Company's written contracts with its customers stipulate product is shipped freight on board destination (FOB destination). The Company records revenue from product sales upon delivery to its customers.
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
Revenue from product sales is recorded net of applicable provisions for rebates and chargebacks under governmental and other programs, distribution-related fees, and other sales-related deductions. Calculating these provisions involves estimates and judgments. The Company reviews its estimates of rebates, chargebacks, and other applicable provisions each period and records any necessary adjustments in the current period's net product sales.
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
The Company enters into collaboration agreements that include varying arrangements regarding which parties perform and bear the costs of research and development activities. The Company may share the costs of research and development activities with a collaborator, or the Company may be reimbursed for all or a significant portion of the costs of the Company's research and development activities. The Company records its internal and third-party development costs associated with these collaborations as research and development expenses. When the Company is entitled to reimbursement of all or a portion of the research and development expenses that it incurs under a collaboration, the Company records those reimbursable amounts as collaboration revenue proportionately as the Company recognizes its expenses. If the collaboration is a cost-sharing arrangement in which both the Company and its collaborator perform development work and share costs, the Company also recognizes, as research and development expense in the period when its collaborator incurs development expenses, the portion of the collaborator's development expenses that the Company is obligated to reimburse. The Company may also be obligated to use commercially reasonable efforts to supply commercial bulk product to its collaborators. In such cases, the Company is reimbursed for its manufacturing costs as commercial product is shipped to its collaborators; however, recognition of such cost reimbursements as collaboration revenue is deferred until the product is sold by the Company's collaborators to third-party customers, at which time the Company's risk of inventory loss no longer exists. In addition, at that time, the related manufacturing costs for the sold product, which had been capitalized into inventory, are recognized by the Company.
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
Concentrations of credit risk with respect to accounts receivable are significant. Accounts receivable from product sales of EYLEA and ARCALYST are due from several distributors and specialty pharmacies, who are the Company's customers. As of December 31, 2016, three individual customers accounted for 99% of the Company's net trade accounts receivable balances. As of December 31, 2015, two individual customers accounted for 94% of the Company's net trade accounts receivable balances.The Company has contractual payment terms with each of its customers, and the Company monitors its customers' financial performance and credit worthiness so that it can properly assess and respond to any changes in their credit profile. In addition, the Company may insure a portion of its accounts receivables within its overall risk management practices. As of December 31, 2016 and 2015, there were no reserves against trade accounts receivable. In addition, during the years ended December 31, 2016, 2015, and 2014, the Company did not recognize any charges for write-offs of trade accounts receivable.
Recently Issued Accounting Standards
In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers, which will replace existing revenue recognition guidance. The new standard requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. To achieve that core principle, an entity must identify the contract(s) with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when (or as) the entity satisfies the performance obligation. In July 2015, the FASB decided to delay the effective date of the new standard by one year; as a result, the new standard will be effective for annual and interim reporting periods beginning after December 15, 2017. Early adoption will be permitted, but no earlier than 2017 for calendar year-end entities. The standard allows for two transition methods - retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial adoption. The Company has not yet determined its method of transition. The Company does not expect the new standard to have a material impact on the recognition of revenue from product sales. However, the Company continues to evaluate the impact that this guidance will have on its financial statements in connection with collaboration and license agreements.
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
In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases. The new standard requires a lessee to recognize in its balance sheet (for both finance and operating leases) a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company is evaluating the impact that this guidance will have on the Company's financial statements.
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2016-09 ("ASU 2016-09"), Compensation - Stock Compensation, Improvements to Employee Share-Based Payment Accounting, which the Company elected to early adopt during the second quarter of 2016. ASU 2016-09 requires an entity to recognize all excess tax benefits and tax deficiencies in connection with stock-based compensation as income tax expense or benefit in the income statement (previously, excess tax benefits were recognized in additional paid-in capital). This aspect of ASU 2016-09 was adopted prospectively, and accordingly, the Company recorded excess tax benefits of $144.8 million within income tax expense for the year ended December 31, 2016. Included within income tax expense for the year ended December 31, 2016 is $15.6 million of excess tax benefits, which was previously recorded to additional paid-in capital during the first quarter of 2016. The amendments also require recognition of excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Furthermore, the amendments require that excess tax benefits be classified as an operating activity in the statement of cash flows

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

(such amounts were previously included as a financing activity in the statement of cash flows); the Company also adopted this provision of ASU 2016-09 prospectively.
2. Product Sales
Net product sales consist of U.S. sales of EYLEA and ARCALYST. The Company received marketing approval from the FDA for EYLEA for the treatment of wet AMD in 2011, macular edema following CRVO in 2012, DME and macular edema following BRVO in 2014, and diabetic retinopathy in patients with DME in 2015. EYLEA net product sales in the United States totaled $3,323.1 million, $2,676.0 million, and $1,736.4 million for the years ended December 31, 2016, 2015, and 2014, respectively. ARCALYST net product sales totaled $15.3 million, $13.5 million, and $14.4 million for the years ended December 31, 2016, 2015, and 2014, respectively.
The Company's product sales to certain customers that accounted for more than 10% of total gross product revenue for each of the years ended December 31, 2016, 2015, and 2014. Sales to each of these customers as a percentage of the Company's total gross product revenue are as follows:

	Year Ended December 31,
	2016	2015	2014
Besse Medical, a subsidiary of AmerisourceBergen Corporation	55%	67%	73%
McKesson Corporation	28%	26%	20%
Curascript SD Specialty Distribution, a subsidiary of Express Scripts	16%	**	**
** For the periods ending December 31, 2015 and 2014, sales to Curascript SD Specialty Distribution represented less than 10% of total gross product revenue.
Revenue from product sales is recorded net of applicable provisions for rebates and chargebacks, distribution-related fees, and other sales-related deductions. The following table summarizes the provisions, and credits/payments, for these sales-related deductions for the years ended December 31, 2016, 2015, and 2014.

	Rebates & Chargebacks	Distribution- Related Fees	Other Sales- Related Deductions	Total
Balance as of December 31, 2013	$4,400	$19,663	$538	$24,601
Provision related to current period sales	33,117	77,160	1,578	111,855
Credits/payments	(34,434)	(75,657)	(1,584)	(111,675)
Balance as of December 31, 2014	3,083	21,166	532	24,781
Provision related to current period sales	61,124	122,466	9,600	193,190
Credits/payments	(57,788)	(95,319)	(9,615)	(162,722)
Balance as of December 31, 2015	6,419	48,313	517	55,249
Provision related to current period sales	93,385	154,477	30,442	278,304
Credits/payments	(87,092)	(173,325)	(27,285)	(287,702)
Balance as of December 31, 2016	$12,712	$29,465	$3,674	$45,851
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

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

a. Sanofi
Sanofi owned a total of 23,418,396 shares of the Company's Common Stock as of December 31, 2016, a portion of which was purchased in connection with the companies' ZALTRAP and antibody collaborations described below. See Note 13 for a description of the investor agreement between Sanofi and the Company.
The collaboration revenue the Company earned from Sanofi is detailed below:

	Year Ended December 31,
Sanofi Collaboration Revenue	2016	2015	2014
Antibody:
Reimbursement of Regeneron research and development expenses	$564,900	$735,439	$547,761
Reimbursement of Regeneron commercialization-related expenses	322,149	157,350	19,480
Regeneron's share of losses in connection with commercialization of antibodies	(459,058)	(240,042)	(41,378)
Other	12,177	10,243	10,243
Total Antibody	440,168	662,990	536,106
Immuno-oncology:
Reimbursement of Regeneron research and development expenses	138,497	39,961	—
Other	80,000	40,000	—
Total Immuno-oncology	218,497	79,961	—
ZALTRAP:
Regeneron's share of losses in connection with commercialization of ZALTRAP	—	—	(4,715)
Reimbursement of Regeneron research and development expenses	—	686	4,806
Other	—	15,236	5,102
Total ZALTRAP	—	15,922	5,193
	$658,665	$758,873	$541,299
Other selected financial information in connection with the Company's collaboration agreements with Sanofi is as follows:

	As of December 31,
	2016	2015
Antibody:
Accounts receivable, net	$47,268	$126,687
Deferred revenue	98,741	84,237

Immuno-oncology:
Accounts receivable, net	$40,647	$21,394
Deferred revenue	520,000	600,000

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

Antibodies
In November 2007, the Company entered into a global, strategic collaboration with Sanofi to discover, develop, and commercialize fully human monoclonal antibodies (the "Antibody Collaboration"). The Antibody Collaboration is governed by the companies' Discovery and Preclinical Development Agreement ("Antibody Discovery Agreement") and a License and Collaboration Agreement (each as amended). In connection with the execution of the Antibody Discovery Agreement in 2007, the Company received a non-refundable up-front payment of $85.0 million from Sanofi. In addition, under the Antibody Discovery Agreement, Sanofi is funding the Company's research to identify and validate potential drug discovery targets and develop fully human monoclonal antibodies against these targets. In November 2009, the Company and Sanofi amended these collaboration agreements to expand and extend the Antibody Collaboration. Pursuant to the Antibody Discovery Agreement, as amended, Sanofi agreed to fund up to $160.0 million per year of the Company's research activities in 2010 through 2017. However, in July 2015, in connection with the Company’s new immuno-oncology collaboration with Sanofi, as described below, the Company’s Antibody Discovery Agreement and License and Collaboration Agreement with Sanofi were each amended. In connection with these amendments, Sanofi's funding of the Company’s antibody discovery activities under the existing Antibody Collaboration was reduced to up to $145.0 million in 2015, and up to $130.0 million in both 2016 and 2017, or an aggregate reduction of $75.0 million over this three-year period. In addition, the Company's discovery activities to identify and validate potential drug discovery targets in the field of immuno-oncology and develop fully human monoclonal antibodies against these targets will be funded by Sanofi under the terms of the companies’ new immuno-oncology collaboration. Sanofi has the right to extend antibody development and preclinical activities relating to selected programs for up to an additional three years after 2017. Sanofi must identify any programs to be extended by June 30, 2017, and the Company and Sanofi must then agree on a plan and budget for the extended activities. During the extended period, the Company will use commercially reasonable efforts to develop such antibodies and conduct preclinical activities through IND preparation. After 2017, funding from Sanofi under the Antibody Discovery Agreement will cease to continue, except with regard to the programs for which Sanofi has exercised its extension right.
For each drug candidate identified under the Antibody Discovery Agreement (including drug candidates developed during the extended period of up to an additional three years described above), Sanofi has the option to license rights to the candidate under the License and Collaboration Agreement. If it elects to do so, Sanofi will co-develop the drug candidate with the Company through product approval. Under certain defined circumstances, upon exercising its option to license rights to particular candidates, Sanofi must make a $10.0 million substantive milestone payment to the Company. If Sanofi does not exercise its option to license rights to a particular drug candidate under the License and Collaboration Agreement, or if Sanofi elects not to continue to co-develop a product candidate, the Company retains the exclusive right to develop and commercialize such drug candidate and Sanofi will receive a royalty on sales, if any.
Under the License and Collaboration Agreement, agreed-upon worldwide development expenses incurred by both companies during the term of the agreement are funded by Sanofi, except that following receipt of the first positive Phase 3 trial results for a co-developed drug candidate, subsequent Phase 3 trial-related costs for that drug candidate ("Shared Phase 3 Trial Costs") are shared 80% by Sanofi and 20% by Regeneron. Consequently, the Company recognized as research and development expense $108.6 million, $92.6 million, and $109.7 million in 2016, 2015, and 2014, respectively, of antibody development expenses that the Company was obligated to reimburse to Sanofi related to Praluent, sarilumab, and, commencing in the first quarter of 2016, dupilumab. If the Antibody Collaboration becomes profitable, Regeneron will be obligated to reimburse Sanofi for 50% of worldwide development expenses that were fully funded by Sanofi and 30% of Shared Phase 3 Trial Costs, in accordance with a defined formula based on the amounts of these expenses and the Company's share of collaboration profits from commercialization of collaboration products. However, the Company is not required to apply more than 10% of its share of the profits from the Antibody Collaboration in any calendar quarter to reimburse Sanofi for these development costs. The Company's contingent reimbursement obligation to Sanofi under the Antibody Collaboration was approximately $2,245 million as of December 31, 2016.
Sanofi will lead commercialization activities for products developed under the License and Collaboration Agreement, subject to the Company's right to co-promote such products. The parties equally share profits and losses from sales within the United States. The parties share profits outside the United States on a sliding scale based on sales starting at 65% (Sanofi)/35% (Regeneron) and ending at 55% (Sanofi)/45% (Regeneron), and losses outside the United States at 55% (Sanofi)/45% (Regeneron). In addition to profit sharing, the Company is entitled to receive up to $250.0 million in sales milestone payments, with milestone payments commencing only if and after aggregate annual sales outside the United States exceed $1.0 billion on a rolling twelve-month basis.
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
"Reimbursement of Regeneron commercialization-related expenses" in the table above represents reimbursement of internal and external costs in connection with preparing to commercialize or commercializing, as applicable, Praluent, sarilumab, and effective in the first quarter of 2016, dupilumab.
In 2014, the Company and Sanofi began sharing commercialization expenses related to Praluent and sarilumab in accordance with the companies’ License and Collaboration Agreement. In addition, effective in the first quarter of 2016, the Company and Sanofi also began sharing pre-launch commercialization expenses related to dupilumab. As such, during the same periods that the Company recorded reimbursements from Sanofi related to the Company's commercialization expenses, the Company also recorded its share of losses in connection with the companies preparing to commercialize or commercializing, as applicable, Praluent, sarilumab, and dupilumab within Sanofi collaboration revenue.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

Immuno-Oncology
In July 2015, the Company and Sanofi entered into a collaboration to discover, develop, and commercialize antibody-based cancer treatments in the field of immuno-oncology (the "IO Collaboration"). The IO Collaboration is governed by an Immuno-oncology Discovery and Development Agreement ("IO Discovery Agreement"), and an Immuno-oncology License and Collaboration Agreement ("IO License and Collaboration Agreement"). In connection with the IO Discovery Agreement, Sanofi made a $265.0 million non-refundable up-front payment to the Company. Pursuant to the IO Discovery Agreement, the Company will spend up to $1,090.0 million ("IO Discovery Budget") to identify and validate potential immuno-oncology targets and develop therapeutic antibodies against such targets through clinical proof-of-concept. Sanofi will reimburse the Company for up to $825.0 million ("IO Discovery Funding") of these costs, subject to certain annual limits (including a limit of $150.0 million in 2016), which consists of (i) $750.0 million in new funding and (ii) $75.0 million of funding that would have otherwise been available to Regeneron under the existing Antibody Discovery Agreement, as described above. The term of the IO Discovery Agreement will continue through the later of five years from the effective date of the IO Collaboration or the date the IO Discovery Budget is exhausted, subject to Sanofi’s option to extend it for up to an additional three years for the continued development (and funding) of selected ongoing programs. Pursuant to the IO Discovery Agreement, the Company will be primarily responsible for the design and conduct of all research activities, including target identification and validation, antibody development, preclinical activities, toxicology studies, manufacture of preclinical and clinical supplies, filing of Investigational New Drug ("IND") Applications, and clinical development through proof-of-concept. The Company will reimburse Sanofi for half of the development costs they funded that are attributable to clinical development of antibody product candidates under the IO Discovery Agreement from Regeneron's share of future profits, if any, from commercialized IO Collaboration products to the extent they are sufficient for this purpose. However, the Company is not required to apply more than 10% of its share of the profits from IO Collaboration products in any calendar quarter towards reimbursing Sanofi for these development costs. The Company's contingent reimbursement obligation to Sanofi under the IO Collaboration was approximately $3 million as of December 31, 2016. With regard to product candidates for which proof-of-concept is established, Sanofi will have the option to license rights to the product candidate pursuant to the IO License and Collaboration Agreement (as further described below). If Sanofi does not exercise its option to license rights to a product candidate, the Company will retain the exclusive right to develop and commercialize such product candidate and Sanofi will be entitled to receive a royalty on sales.
In connection with the IO License and Collaboration Agreement, Sanofi made a $375.0 million non-refundable up-front payment to the Company. If Sanofi exercises its option to license rights to a product candidate thereunder, it will co-develop the drug candidate with the Company through product approval. Principal control of development of each product candidate that enters development under the IO License and Collaboration Agreement will alternate between the Company and Sanofi on a candidate-by-candidate basis. Sanofi will fund drug candidate development costs up front for the candidates for which it is the principal controlling party and the Company will reimburse half of the total development costs for all such candidates from its share of future IO Collaboration profits to the extent they are sufficient for this purpose, subject to the same 10% reimbursement limitation described above. In addition, Sanofi and the Company will share equally, on an ongoing basis, the development costs for the drug candidates for which the Company is the principal controlling party. The party having principal control over the development of a product candidate will also lead the commercialization activities for such product candidate in the United States. For all products commercialized under the IO License and Collaboration Agreement, Sanofi will lead commercialization activities outside of the United States. Each party will have the right to co-promote licensed products in countries where it is not the lead commercialization party. The parties will share equally in profits and losses in connection with the commercialization of collaboration products. The Company is obligated to use commercially reasonable efforts to supply clinical requirements of each drug candidate under the IO License and Collaboration Agreement until commercial supplies of that IO drug candidate are being manufactured.
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
At the inception of the IO Collaboration, the Company's significant deliverables consisted of (i) license to certain rights and intellectual property, (ii) providing research and development services, and (iii) manufacturing clinical supplies. The Company concluded that the license did not have standalone value, primarily due to the fact that such rights were not sold separately by the Company, nor could Sanofi receive any benefit from the license without the fulfillment of other ongoing obligations by the Company, including the clinical supply arrangement. Therefore, the deliverables were considered a single unit of accounting. Consequently, the $640.0 million in aggregate up-front payments was initially recorded as deferred revenue, and is being recognized ratably as revenue over the related performance period.
ZALTRAP
In September 2003, the Company entered into a collaboration agreement ("ZALTRAP Collaboration Agreement") with Aventis Pharmaceuticals Inc. (predecessor to Sanofi U.S.) to jointly develop and commercialize ZALTRAP. Under the terms of the ZALTRAP Collaboration Agreement, as amended, Regeneron and Sanofi shared co-promotion rights and profits and losses on sales of ZALTRAP outside of Japan, and the Company was entitled to receive a percentage of sales of ZALTRAP in Japan. Sanofi commenced sales of ZALTRAP for patients with mCRC that is resistant to or has progressed following an oxaliplatin-containing regimen, in the United States in 2012 and in certain European and other countries in 2013.
In February 2015, the Company and Sanofi entered into the Amended ZALTRAP Agreement. Under the terms of the Amended ZALTRAP Agreement, Sanofi is solely responsible for the development and commercialization of ZALTRAP for cancer indications worldwide. Sanofi bears the cost of all development and commercialization activities and reimburses Regeneron for its costs for any such activities. Sanofi pays the Company a percentage of aggregate net sales of ZALTRAP during each calendar year, which percentage shall be from 15% to 30%, depending on the aggregate net sales of ZALTRAP in such calendar year. The Company will also be paid for all quantities of ZALTRAP manufactured by it, pursuant to a supply agreement, through the earlier of 2021 or the date Sanofi receives regulatory approval to manufacture ZALTRAP at one of its facilities, or a facility of a third party. Unless terminated earlier in accordance with its provisions, the Amended ZALTRAP Agreement will continue to be in effect until such time as neither Sanofi nor its affiliates or sublicensees is developing or commercializing ZALTRAP.
As a result of entering into the Amended ZALTRAP Agreement, in the first quarter of 2015, the Company recognized $14.9 million of collaboration revenue, which was previously recorded as deferred revenue under the ZALTRAP Collaboration Agreement, related to (i) amounts that were previously reimbursed by Sanofi for manufacturing commercial supplies of ZALTRAP since the risk of inventory loss no longer existed, and (ii) the unamortized portion of up-front payments from Sanofi as the Company had no further performance obligations. In addition, during the years ended December 31, 2016 and 2015, the Company recorded $26.2 million and $38.8 million, respectively, in other revenue, primarily related to a percentage of net sales of ZALTRAP and manufacturing ZALTRAP commercial supplies for Sanofi.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

b. Bayer
The collaboration revenue the Company earned from Bayer is detailed below:

	Year Ended December 31,
Bayer Collaboration Revenue	2016	2015	2014
EYLEA:
Regeneron's net profit in connection with commercialization of EYLEA outside the United States	$649,232	$466,667	$301,302
Sales milestones	—	15,000	105,000
Cost-sharing of Regeneron EYLEA development expenses	9,010	8,887	23,383
Other	52,527	69,466	52,390
Total EYLEA	710,769	560,020	482,075
PDGFR-beta antibody:
Cost-sharing of rinucumab/aflibercept (REGN2176-3) development expenses	10,291	10,075	2,848
Other	9,576	10,393	10,632
Total PDGFR-beta antibody	19,867	20,468	13,480
Ang2 antibody:
Cost-sharing of nesvacumab/aflibercept (REGN910-3) development expenses	8,036	—	—
Other	5,598	—	—
Total Ang2 antibody	13,634	—	—
	$744,270	$580,488	$495,555
Deferred revenue in connection with the Company's collaboration agreements with Bayer is as follows:

	As of December 31,
	2016	2015
EYLEA	$62,373	$46,694
PDGFR-beta antibody	—	9,522
Ang2 antibody	45,739	—
EYLEA outside the United States
In October 2006, the Company entered into a license and collaboration agreement with Bayer for the global development and commercialization outside the United States of EYLEA. Under the terms of the agreement, Bayer made a non-refundable up-front payment to the Company of $75.0 million. The Company also received from Bayer a $20.0 million development milestone payment in 2007 (which, for the purpose of revenue recognition, was not considered substantive). The $75.0 million up-front payment and the $20.0 million milestone payment are being recognized as collaboration revenue over the related estimated performance period.
Since 2009, all agreed-upon EYLEA development expenses incurred by the Company and Bayer, under a global development plan, are being shared equally. The Company is also obligated to use commercially reasonable efforts to supply clinical and commercial bulk product of EYLEA. Bayer has the right to terminate the license and collaboration agreement without cause with at least six months' or twelve months' advance notice depending on defined circumstances at the time of termination. In the event of termination of the agreement for any reason, the Company retains all rights to EYLEA.
Bayer commenced sales of EYLEA outside the United States for the treatment of wet AMD in 2012, macular edema secondary to CRVO in 2013, visual impairment due to DME and mCNV (in Japan) in 2014, and macular edema following BRVO in 2015.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

Bayer markets EYLEA outside the United States, where, for countries other than Japan, the companies share equally in profits and losses from sales of EYLEA. In Japan, the Company is entitled to receive a tiered percentage of between 33.5% and 40.0% of EYLEA net sales. Within the United States, the Company is responsible for commercialization of EYLEA and retains exclusive rights to all profits from such commercialization in the United States. The Company is obligated to reimburse Bayer out of its share of the collaboration profits (including the Company's percentage of sales of EYLEA in Japan) for 50% of the agreed-upon development expenses that Bayer has incurred in accordance with a formula based on the amount of development expenses that Bayer has incurred and the Company's share of the collaboration profits, or at a faster rate at the Company's option. The Company's contingent reimbursement obligation to Bayer was approximately $256 million as of December 31, 2016.
In 2014, the Company earned, and recorded as revenue, $90.0 million of sales milestone payments from Bayer upon total aggregate net sales of EYLEA outside the United States achieving certain specified levels starting at $500.0 million over a twelve-month period. In addition, in connection with a November 2013 agreement under which Bayer obtained rights to use certain of the Company's EYLEA clinical data for a regulatory filing, the Company earned, and recorded as revenue, a $15.0 million sales milestone payment in 2014 from Bayer upon total aggregate net sales of specific commercial supplies of EYLEA outside the United States exceeding $100.0 million over a twelve-month period. In 2015, the Company earned, and recorded as revenue, the final sales milestone payment from Bayer, in the amount of $15.0 million, upon total aggregate net sales of specific commercial supplies of EYLEA outside the United States exceeding $200.0 million over a twelve-month period.
In January 2014, Bayer decided to participate in the global development and commercialization of EYLEA outside the United States for the treatment of macular edema following BRVO. In connection with this decision, Bayer reimbursed Regeneron $15.7 million for a defined share of the EYLEA global development costs that the Company had incurred prior to February 2014 for the BRVO indication, which was recognized as Bayer collaboration revenue in the first quarter of 2014 and is included with "Cost-sharing of Regeneron EYLEA development expenses" in the table above. In addition, all future agreed upon global EYLEA development expenses incurred in connection with BRVO are being shared equally, and any profits or losses on sales of EYLEA outside of the United States for the treatment of macular edema following BRVO are also shared (for countries other than Japan). The Company is entitled to receive a tiered percentage of EYLEA net sales in Japan.
In periods when Bayer incurs agreed-upon EYLEA development expenses that benefit the collaboration and Regeneron, the Company recognizes, as additional research and development expense, the portion of Bayer's EYLEA development expenses that the Company is obligated to reimburse. In 2016, 2015, and 2014, the Company recognized as research and development expense $1.4 million, $13.7 million, and $18.6 million, respectively, of EYLEA development expenses that the Company was obligated to reimburse to Bayer.
PDGFR-beta antibody outside the United States
In January 2014, the Company entered into a license and collaboration agreement with Bayer governing the joint development and commercialization outside the United States of an antibody product candidate to Platelet Derived Growth Factor Receptor Beta (PDGFR-beta), including REGN2176-3, a combination product candidate comprised of an antibody to PDGFR-beta co-formulated with aflibercept. The agreement provides that the Company would conduct the initial development of the PDGFR-beta antibody through completion of the first proof-of-concept study, upon which Bayer would have a right to opt-in to license and collaborate on further development and commercialization outside the United States. Effective in the first quarter of 2017, the Company has discontinued clinical development of REGN2176-3.
In connection with the agreement, Bayer made a $25.5 million non-refundable up-front payment to the Company in January 2014, and is obligated to pay 25% of global development costs and 50% of development costs exclusively for the territory outside the United States under the initial development plan. In addition, Bayer is obligated to reimburse the Company for 50% of development milestone payments to Sanofi related to the Company's acquisition of rights to antibodies targeting the PDGF family of receptors in May 2013. In that regard, Bayer made two $2.5 million development milestone payments to the Company in 2014 (both of which, for the purpose of revenue recognition, were not considered substantive) and a $5.0 million development milestone payment to the Company in 2015 (which was recognized as a substantive milestone).
From inception of the agreement until Bayer has the right to opt-in to the collaboration, the Company's sole significant deliverable is research and development services provided in accordance with the agreement. Therefore, the $25.5 million up-front payment was allocated to this deliverable, initially recorded as deferred revenue, and will be recognized as revenue over the related performance period. In addition, the two $2.5 million non-substantive development milestone payments from Bayer were also initially recorded as deferred revenue and will be recognized over the same performance period as the up-front payment.

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
c. Mitsubishi Tanabe Pharma
In September 2015, the Company and Mitsubishi Tanabe Pharma Corporation ("MTPC") entered into a collaboration agreement (the "MTPC Collaboration Agreement") providing MTPC with development and commercial rights to fasinumab, the Company's nerve growth factor antibody in late-stage clinical development, in Japan, South Korea, Taiwan, Indonesia, Thailand, the Philippines, Malaysia, Singapore, Vietnam, Myanmar, and Sri Lanka (the "MTPC Territories"). In connection with the agreement, MTPC made a $10.0 million non-refundable up-front payment. In the first quarter of 2016, MTPC made additional payments of $45.0 million and $15.0 million to the Company, which were recorded as deferred revenue and are being recognized ratably as revenue over the same performance period as the up-front payment. The Company is entitled to receive up to an aggregate of $65.0 million in development milestones if achieved by the Company and $90.0 million in other contingent payments, primarily related to development milestones achieved by MTPC.
Under the MTPC Collaboration Agreement, the Company is obligated to manufacture and supply MTPC with clinical and commercial supplies of fasinumab. If fasinumab is commercialized in the MTPC Territories, the Company will supply the product to MTPC at a tiered purchase price, which ranges from 30% to 50% of net sales of the product (subject to adjustment in certain circumstances), and is eligible for additional payments up to an aggregate of $100.0 million upon the achievement of specified annual net sales amounts starting at $200.0 million. Unless terminated earlier in accordance with its provisions, the MTPC Collaboration Agreement will continue to be in effect until such time as MTPC has ceased developing or commercializing fasinumab in the MTPC Territories.
At the inception of the MTPC Collaboration Agreement, the Company's significant deliverables consisted of (i) exclusive rights to develop and commercialize fasinumab in the MTPC Territories, and (ii) manufacturing clinical and commercial supplies. The Company concluded that the license did not have standalone value, as such right was not sold separately by the Company, nor could MTPC receive any benefit from the license without the manufacturing services to be rendered by the Company. Therefore, the deliverables were considered a single unit of accounting. Consequently, the $10.0 million up-front payment was initially recorded as deferred revenue, and is being recognized ratably as revenue over the related performance period.
The Company recognized $14.4 million of revenue in 2016 in connection with the MTPC Collaboration Agreement. Revenue recognized in connection with this agreement was not material in 2015.
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
At the inception of the Teva Collaboration Agreement, the Company's significant deliverables consisted of (i) a license to certain rights and intellectual property, (ii) providing research and development services, and (iii) manufacturing clinical supplies. The Company concluded that the license did not have standalone value, primarily due to the fact that such rights were not sold separately by the Company, nor could Teva receive any benefit from the license without the fulfillment of the other ongoing obligations by the Company, including the clinical supply arrangement. Therefore, the deliverables were considered a single unit of accounting. Consequently, the $250.0 million up-front payment was initially recorded as deferred revenue, and is being recognized ratably as revenue over the related performance period.
The Company recognized $37.9 million of revenue in 2016 in connection with the Teva Collaboration Agreement.
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
In May 2016, Intellia completed an initial public offering ("IPO") of its common stock and thereby triggered the Company's obligation to purchase up to $50.0 million of Intellia common stock in a concurrent private placement. As part of the concurrent private placement, the Company purchased from Intellia at the closing of the IPO 2,777,777 shares of Intellia common stock for an aggregate purchase price of $50.0 million (see Note 6).
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
g. Other
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
4. Technology Licensing Agreement
In March 2007, the Company entered into a six-year, non-exclusive license agreement with Astellas Pharma Inc. to allow Astellas to utilize the Company's VelocImmune technology in its internal research programs to discover human monoclonal antibodies. In July 2010, the license agreement with Astellas was amended and extended through June 2023. Under the terms of the amended agreement, Astellas made a $165.0 million up-front payment to the Company in 2010, which was deferred upon receipt and is being recognized as revenue ratably over a seven-year period beginning in mid-2011. In addition, Astellas will make a $130.0 million second payment to the Company in June 2018 unless the license agreement has been terminated prior to that date. Astellas has the right to terminate the agreement at any time by providing 90 days' advance written notice. Under certain limited circumstances, such as a material breach of the agreement by the Company, Astellas may terminate the agreement and receive a refund of a portion of its up-front payment or, if such termination occurs after June 2018, a portion of its second payment, to the Company under the July 2010 amendment to the agreement. The Company is entitled to receive a mid-single digit royalty on any future sales of antibody products discovered by Astellas using the Company's VelocImmune technology. In connection with the Astellas license agreement, for each of the years ended December 31, 2016, 2015, and 2014, the Company recognized $23.6 million of other revenue. In addition, deferred revenue at December 31, 2016 and 2015 in connection with the Astellas license agreement was $33.9 million and $57.4 million, respectively.
5. Marketable Securities
Marketable securities as of December 31, 2016 and 2015 consist of both debt securities of investment grade issuers as well as equity securities.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

The following tables summarize the Company's investments in marketable securities:

	Amortized	Unrealized		Fair
As of December 31, 2016	Cost Basis	Gains	Losses	Value
Corporate bonds	$1,076,964	$630	$(4,743)	$1,072,851
U.S. government and government agency obligations	132,923	58	(641)	132,340
Municipal bonds	7,663	1	(20)	7,644
Commercial paper	63,074	1	—	63,075
Certificates of deposit	42,612	—	—	42,612
Equity securities	57,251	5,551	(13,583)	49,219
	$1,380,487	$6,241	$(18,987)	$1,367,741

As of December 31, 2015
Corporate bonds	$770,092	$156	$(2,565)	$767,683
U.S. government and government agency obligations	51,402	—	(193)	51,209
Municipal bonds	17,930	5	(11)	17,924
Equity securities	17,005	14,462	—	31,467
	$856,429	$14,623	$(2,769)	$868,283
The Company classifies its debt security investments based on their contractual maturity dates. The debt securities listed as of December 31, 2016 mature at various dates through November 2021. The fair values of debt security investments by contractual maturity consist of the following:

	As of December 31,
	2016	2015
Maturities within one year	$503,482	$236,121
Maturities after one year through five years	815,040	600,695
	$1,318,522	$836,816

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

	Less than 12 Months		12 Months or Greater		Total
As of December 31, 2016	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$759,222	$(4,685)	$36,407	$(58)	$795,629	$(4,743)
U.S. government and government agency obligations	81,170	(641)	—	—	81,170	(641)
Municipal bonds	7,141	(20)	—	—	7,141	(20)
Equity securities	36,417	(13,583)	—	—	36,417	(13,583)
	$883,950	$(18,929)	$36,407	$(58)	$920,357	$(18,987)

As of December 31, 2015
Corporate bonds	$668,199	$(2,473)	$23,749	$(92)	$691,948	$(2,565)
U.S. government and government agency obligations	51,215	(193)	—	—	51,215	(193)
Municipal bonds	11,917	(11)	—	—	11,917	(11)
	$731,331	$(2,677)	$23,749	$(92)	$755,080	$(2,769)
During the year ended December 31, 2016, the Company recorded an other-than-temporary impairment charge of $9.8 million related to its investment in an equity security. There were no other-than-temporary impairment charges recorded on the Company's investments during 2015 or 2014. Realized gains and losses on sales of marketable securities were not material for the years ended December 31, 2016 and 2015. For the year ended December 31, 2014, total realized gains on sales of marketable securities were not material and there were no realized losses.
Changes in the Company's accumulated other comprehensive income (loss) for the years ended December 31, 2016, 2015, and 2014 related to unrealized gains and losses on available-for-sale marketable securities. For the years ended December 31, 2016, 2015, and 2014, amounts reclassified from accumulated other comprehensive income (loss) into other income (expense), net in the Company's Consolidated Statements of Operations were related to the 2016 impairment charge on the equity security and realized gains and losses on sales of marketable securities described above.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

6. Fair Value Measurements
The Company's assets that are measured at fair value on a recurring basis consist of the following:

		Fair Value Measurements at Reporting Date Using
As of December 31, 2016	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Available-for-sale marketable securities:
Corporate bonds	$1,072,851	—	$1,072,851
U.S. government and government agency obligations	132,340	—	132,340
Municipal bonds	7,644	—	7,644
Commercial paper	63,075	—	63,075
Certificates of deposit	42,612	—	42,612
Equity securities	49,219	$49,219	—
	$1,367,741	$49,219	$1,318,522

As of December 31, 2015
Available-for-sale marketable securities:
Corporate bonds	$767,683	—	$767,683
U.S. government and government agency obligations	51,209	—	51,209
Municipal bonds	17,924	—	17,924
Equity securities	31,467	$31,467	—
	$868,283	$31,467	$836,816
Marketable securities included in Level 2 are valued using quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, or model-based valuations in which significant inputs used are observable. The Company considers market liquidity in determining the fair value for these securities. The Company did not record any charges for other-than-temporary impairment of its Level 2 marketable securities in 2016, 2015, and 2014.
There were no purchases, sales, or maturities of Level 3 marketable securities and no unrealized gains or losses related to Level 3 marketable securities for the years ended December 31, 2016 and 2015. During 2016, transfers of marketable securities from Level 2 to Level 1 were $44.1 million in connection with the lapse of transfer restrictions in November 2016 on the Company's investment in Intellia common shares. During 2015, transfers of marketable securities from Level 2 to Level 1 were $91.4 million in connection with the lapse of the transfer restrictions in January 2015 on the Company's investment in Adverum Biotechnologies, Inc. (formerly Avalanche Biotechnologies, Inc.) common shares. The Company's policy for recognition of transfers between levels of the fair value hierarchy is to recognize any transfer at the beginning of the fiscal quarter in which the determination to transfer was made. There were no other transfers of marketable securities between Levels 1, 2, or 3 classifications during the years ended December 31, 2016 and 2015.
As of December 31, 2015, the Company had $11.2 million in aggregate principal amount of 1.875% convertible senior notes outstanding that matured in October 2016 (see Note 11). The fair value of the outstanding convertible senior notes was estimated to be $72.8 million as of December 31, 2015, and was determined based on Level 2 inputs, such as market and observable sources.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

7. Inventories
Inventories consist of the following:

	As of December 31,
	2016	2015
Raw materials	$92,287	$59,151
Work-in-process	202,301	132,068
Finished goods	13,334	11,197
Deferred costs	91,434	36,162
	$399,356	$238,578
Deferred costs represent the costs of product manufactured and shipped to the Company's collaborators for which recognition of revenue has been deferred (see Note 1). For the years ended December 31, 2016, 2015, and 2014, cost of goods sold included inventory write-downs and reserves totaling $14.0 million, $10.6 million, and $6.0 million, respectively.
8. Property, Plant, and Equipment
Property, plant, and equipment consist of the following:

	As of December 31,
	2016	2015
Land	$103,906	$77,826
Building and improvements	1,278,283	760,517
Leasehold improvements	101,101	95,226
Construction-in-progress	318,929	579,834
Laboratory and other equipment	554,181	330,432
Furniture, computer and office equipment, and other	152,525	81,381
	2,508,925	1,925,216
Less, accumulated depreciation and amortization	(425,504)	(331,096)
	$2,083,421	$1,594,120

As of December 31, 2016 and 2015, $1,441.2 million and $1,118.4 million, respectively, of the Company's property, plant, and equipment was located in the United States and $642.2 million and $475.7 million, respectively, was located in Ireland. In 2015, the Company acquired an approximate 100-acre parcel of undeveloped land adjacent to the Company's current Tarrytown, New York location for an aggregate purchase price of $73.0 million.
Depreciation and amortization expense on property, plant, and equipment amounted to $104.7 million, $74.9 million, and $52.7 million for the years ended December 31, 2016, 2015, and 2014, respectively.
Property, plant, and equipment, at cost, as of December 31, 2016 and 2015 included $269.0 million and $254.6 million, respectively, of costs incurred by the Company's landlord to construct laboratory and office facilities in Tarrytown, New York. Additionally, property, plant, and equipment, at cost, as of December 31, 2016 included $138.1 million of leased property under a capital lease. See Note 12a.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

9. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

	As of December 31,
	2016	2015
Accounts payable	$134,984	$140,962
Accrued payroll and related costs	153,086	133,223
Accrued clinical trial expense	91,753	88,297
Accrued sales-related charges, deductions, and royalties	159,985	195,986
Income taxes payable	235,776	—
Other accrued expenses and liabilities	103,512	85,644
	$879,096	$644,112
10. Deferred Revenue
Deferred revenue consists of the following:

	As of December 31,
	2016	2015
Current portion:
Received or receivable from Sanofi (see Note 3a)	$115,267	$101,573
Received or receivable from Bayer (see Note 3b)	31,084	24,290
Received or receivable from MTPC (see Note 3c)	9,188	2,352
Received or receivable from Teva (see Note 3d)	43,122	—
Received for technology license agreement (see Note 4)	23,572	23,572
Other	9,431	1,700
	$231,664	$153,487
Long-term portion:
Received or receivable from Sanofi (see Note 3a)	$503,474	$582,664
Received or receivable from Bayer (see Note 3b)	77,028	31,926
Received or receivable from MTPC (see Note 3c)	45,940	7,059
Received or receivable from Teva (see Note 3d)	194,050	—
Received for technology license agreement (see Note 4)	10,280	33,851
Other	—	9,179
	$830,772	$664,679
11. Debt
a. Convertible Debt
In October 2011, the Company issued $400.0 million aggregate principal amount of 1.875% convertible senior notes (the "Notes") in a private placement. The Notes paid interest semi-annually on April 1 and October 1, and matured on October 1, 2016. The Notes were convertible, subject to certain conditions, into cash, shares of the Company's Common Stock, or a combination of cash and shares of Common Stock, at the Company's option. The Notes initial conversion price was approximately $84.02 per share.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

In accordance with accounting guidance for debt with conversion and other options, the Company accounted for the liability and equity components of the Notes separately. The estimated fair value of the liability component at the date of issuance was $271.1 million, and was computed based on the fair value of similar debt instruments that do not include a conversion feature. The equity component of $120.9 million was recognized as a debt discount and represents the difference between the $392.0 million of gross proceeds from the issuance of the Notes and the $271.1 million estimated fair value of the liability component at the date of issuance. The debt discount was amortized over the expected life of a similar liability without the equity component. The Company determined this expected life to be equal to the term of the Notes, resulting in an amortization period ending October 1, 2016. The effective interest rate used to amortize the debt discount was approximately 10.2%, which was based on the Company's estimated non-convertible borrowing rate as of the date the Notes were issued.
In connection with the offering of the Notes in October 2011, the Company entered into convertible note hedge ("call option") and warrant transactions with multiple counterparties, including an affiliate of the initial purchaser of the Notes. The convertible note hedge covered, subject to customary anti-dilution adjustments, the number of shares of the Company's Common Stock that initially underlie the Notes, and were intended to reduce the potential dilutive impact of the conversion feature of the Notes. The convertible note hedge terminated upon the earlier of the maturity date of the Notes or the first day the Notes were no longer outstanding. The Company paid $117.5 million for the convertible note hedge, which was recorded as a reduction to additional paid-in capital. The warrants had an initial strike price of approximately $103.41 per share, could be settled in cash or shares of the Company's Common Stock, at the Company's option, and were to become exercisable at various dates during 2017. Proceeds received from the warrant transactions totaled $93.8 million and were recorded as additional paid-in capital. The original convertible note hedge and warrants were both considered indexed to the Company's Common Stock and classified as equity; therefore, the convertible note hedge and warrants were not accounted for as derivative instruments.
During 2015, the Company settled conversion obligations for $166.5 million principal amount of the Company's Notes that was previously surrendered for conversion. In accordance with the terms of the Notes, the Company elected to settle these conversion obligations through a combination of cash, in an amount equal to the principal amount of the converted Notes, and shares of the Company's Common Stock in respect of any amounts due in excess thereof. Consequently, in 2015, the Company paid $166.5 million in cash and issued 1,625,113 shares of Common Stock. In addition, in 2015, the Company allocated $819.7 million of the settlement consideration provided to the Note holders to the reacquisition of the equity component of the Notes, and recognized such amount as a reduction of stockholders' equity. In 2015, the Company also recognized a $18.9 million loss on the debt extinguishment. In connection with the Note conversions in 2015, the Company also exercised a proportionate amount of its convertible note hedges, for which the Company received 1,625,088 shares of Common Stock, which was approximately equal to the number of shares the Company was required to issue to settle the non-cash portion of the related Note conversions. The Company recorded the cost of the shares received, or $136.5 million, as Treasury Stock during 2015.
During 2016, the Company settled conversion obligations for $12.9 million principal amount of the Company's Notes. Consequently, in 2016, the Company paid $12.9 million in cash and issued 121,058 shares of Common Stock. In addition, the Company allocated $47.8 million of the settlement consideration provided to the Note holders to the reacquisition of the equity component of the Notes, and recognized such amount as a reduction of stockholders' equity. The loss on the debt extinguishment in connection with the Notes that were surrendered for conversion during 2016 was not material. As a result of these Note conversions, the Company also exercised a proportionate amount of its convertible note hedges during 2016, for which the Company received 121,048 shares of Common Stock, which was approximately equal to the number of shares the Company was required to issue to settle the non-cash portion of the related Note conversions. The Company recorded the cost of the shares received, or $10.2 million, as Treasury Stock during 2016.
The net carrying amount of the liability component of the Notes consists of the following:

	As of December 31,
	2016	2015
Total convertible senior notes - par	$—	$11,154
Unamortized discount	—	(352)
	$—	$10,802

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

The December 31, 2015 net carrying amount of the liability component of the Notes was recorded within other current liabilities within the Company's Consolidated Balance Sheet since the Notes were due to mature on October 1, 2016.
Total interest expense associated with the Notes, net of capitalized interest as applicable, consists of the following:

	Year Ended December 31,
	2016	2015	2014
Contractual coupon interest rate	$7	$544	$5,036
Amortization of discount and note issuance costs	150	2,818	17,821
	$157	$3,362	$22,857
Warrant Transactions
In November 2014, the Company entered into an amendment agreement with a warrant holder whereby the parties agreed to reduce a portion of the number of warrants held by the warrant holder. The Company was obligated to settle any payments due under the amendment agreement in February 2015. Given that the amendment agreement contained a conditional obligation that required settlement in cash, and the Company's obligation was indexed to the Company's share price, the Company reclassified the estimated fair value of the 493,229 warrants from additional paid-in capital to a liability in November 2014, with such liability subsequently measured at fair value with changes in fair value recognized in earnings. As a result of the warrant holder closing out a portion of its hedge position prior to December 31, 2014, the Company recorded a $59.8 million accrued liability as of December 31, 2014 and the estimated fair value of the remaining liability as of December 31, 2014 was $87.5 million, which was recorded within other current liabilities within the Company's Consolidated Balance Sheet. During the first quarter of 2015, the warrant holder closed out additional portions of its hedge position, and, as a result, in February 2015 the Company paid a total of $124.0 million to reduce the number of warrants held by such warrant holder by 416,480. Upon expiration of the November 2014 amended agreement, in the first quarter of 2015, the remaining warrants were re-measured at fair value, and $23.3 million was reclassified back to additional paid-in capital, consistent with the original classification of the warrants under the 2011 issuance. Total losses related to changes in fair value of the warrants during the first quarter of 2015 were not material.
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
In November 2015, the Company entered into an amendment agreement with a warrant holder whereby the parties agreed to reduce a portion of the number of warrants held by the warrant holder. The reduction in the number of warrants was determined based on the number of warrants with respect to which the warrant holder closed out its hedge position, provided that the warrant holder did not effect any purchases at a price per share exceeding $535.00 per share, during the period starting on November 16, 2015 and ending no later than February 9, 2016. The Company was able to settle, at its option, any payments due under the amendment agreement in cash or by delivering shares of Common Stock. As a result of the warrant holder closing out a portion of its hedge position prior to December 31, 2015, the Company paid a total of $50.0 million in 2015 to reduce the number of warrants it held by 115,970. Additionally, during January 2016, the warrant holder closed out additional portions of its hedge position, and, as a result, the Company paid a total of $135.3 million in the first quarter of 2016 to further reduce the number of warrants held by such warrant holder by 360,406 (which was the remaining maximum number of warrants to be reduced subject to the amendment agreement).
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
In February 2016, the Company entered into an amendment agreement with a warrant holder whereby the parties agreed to reduce a portion of the number of warrants held by the warrant holder by up to a maximum of 975,142. The reduction in the number of warrants was determined based on the number of warrants with respect to which the warrant holder closed out its hedge position,

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

provided that the warrant holder did not effect any purchases at a price per share exceeding $375.00 per share, during the period starting on February 22, 2016 and ending no later than May 5, 2016. The Company was able to settle, at its option, any payments due under the amendment agreement in cash or by delivering shares of Common Stock. As a result of the warrant holder closing out a portion of its hedge position, the Company paid a total of $106.9 million to reduce the number of warrants held by such warrant holder by 403,665.
In November 2016, the Company and warrant holders entered into warrant termination agreements whereby the parties agreed to cancel the remaining warrants held by the warrant holders and to terminate the respective warrant agreements in consideration for payments by the Company of $401.2 million in the aggregate. The Company made the termination payments in the fourth quarter of 2016, and, as a result, no warrants remained outstanding as of December 31, 2016.
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
Any loans under the Credit Facility have a variable interest rate based on either the London Interbank Offered Rate ("LIBOR") or an alternate base rate, plus an applicable margin that varies with the Company's debt rating and total leverage ratio. The Company had no borrowings outstanding under the Credit Facility as of December 31, 2016.
The Credit Agreement contains financial and operating covenants. Financial covenants include a maximum total leverage ratio and a minimum interest expense coverage ratio. The Company was in compliance with all covenants of the Credit Facility as of December 31, 2016.
12. Commitments and Contingencies
a. Leases
Descriptions of Lease Agreements
The Company leases laboratory and office facilities in Tarrytown, New York (the "Tarrytown Leases"). The facilities leased by the Company in Tarrytown include (i) space in previously existing buildings, (ii) newly constructed space in two buildings ("Buildings A and B") that was completed in 2009, (iii) newly constructed space in a third building ("Building C") that was completed in 2011, (iv) under an April 2013 lease agreement, newly constructed laboratory and office space in two buildings ("Buildings D and E") that was completed in the third quarter of 2015, and (v) under a June 2015 lease agreement, an existing building ("Building F") that the Company intends to renovate for additional laboratory and office space. The lease agreements related to Buildings A, B, C, D, E, and F (collectively, the "Buildings") expire in 2029; the remaining facilities under the lease expire in June 2024. The Tarrytown Leases provide for monthly payments over their respective terms and additional charges for utilities, taxes, and operating expenses.
Historically, certain of the premises under the Tarrytown Leases had been accounted for as operating leases. However, as described further below under "Facility Lease Obligations," for the Buildings that the Company is leasing, the Company is deemed, in substance, to be the owner of the landlord's Buildings in accordance with the application of FASB authoritative guidance.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

On December 30, 2016, the Company entered into a Purchase Agreement with BMR-Landmark at Eastview LLC and BMR-Landmark at Eastview IV LLC (collectively, "BMR"), pursuant to which the Company agreed to purchase BMR's Tarrytown, New York facilities (the "Facility") for a purchase price of $720.0 million, subject to certain customary adjustments. The Company currently occupies a significant portion of the Facility, with the remaining rentable area, or approximately 300,000 square feet, under leases to third-party tenants. In accordance with the terms of the Purchase Agreement, the Company paid $57.0 million toward the purchase price to BMR in December 2016. The closing of the Purchase Agreement is anticipated in the first quarter of 2017.
The Company intends to fund the acquisition contemplated by the Purchase Agreement with a new financing. Accordingly, the Company has entered into an engagement letter with Banc of America Leasing & Capital, LLC ("BAL"), pursuant to which BAL has been engaged to use its best efforts to arrange a $720.0 million lease financing in connection with the acquisition contemplated by the Purchase Agreement. As part of the contemplated financing, the Company intends to assign some or all its rights under the Purchase Agreement (including the right to take title to the Facility) to an affiliate of BAL at the closing of the financing, as a result of which such affiliate will become the legal owner of the Facility (the "Lessor"). Upon assignment of its rights, the Company expects to be reimbursed by BAL or an affiliate of BAL for the $57.0 million payment the Company made in December 2016. Immediately thereafter, the Company intends to lease the Facility from the Lessor for a term of five years. At the end of the lease term, the Company expects to have an option to extend the term of the lease (subject to the consent of the financing providers), purchase the Facility at a predetermined amount, or sell the Facility to a third party on behalf of the Lessor.
While the Company has engaged BAL to use its best efforts to arrange a financing in connection with the contemplated Purchase Agreement, there is no guarantee that the Company will be able to obtain such financing on the agreed terms or at all.
Upon entering into the Purchase Agreement with BMR, the premises under the Company's Tarrytown Leases that were historically accounted for as operating leases were deemed to be modified, as the Company now has the option to purchase the facility, under terms that make it reasonably assured to be exercised. Consequently, the leases for such premises have been re-classified as a capital lease upon execution of the Purchase Agreement, and a proportionate amount of the $57.0 million payment was recorded as reduction of the initial capital lease liability. The execution of the Purchase Agreement did not impact the balance sheet classification for the Buildings; however, a proportionate amount of the $57.0 million payment was recorded as a reduction of the existing facility lease obligation.
The Company also leases certain other laboratory, office, and storage space and equipment under operating leases which expire at various times through 2022.
Commitments under Operating Leases
The estimated future minimum noncancelable lease commitments under operating leases, as of December 31, 2016, are as follows:

	Facilities	Equipment	Total
2017	$4,728	$5,156	$9,884
2018	4,860	825	5,685
2019	4,817	273	5,090
2020	4,271	12	4,283
2021	3,982	11	3,993
Thereafter	22,336	—	22,336
	$44,994	$6,277	$51,271
Rent expense under operating leases was:

Year Ended December 31,	Facilities	Equipment	Total
2016	$15,861	$852	$16,713
2015	14,659	543	15,202
2014	13,360	952	14,312

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

Capital Leases
As described above, the Company's Tarrytown Leases that had been historically accounted for as operating leases were re-classified as capital leases upon entering into the Purchase Agreement on December 30, 2016. The estimated future minimum noncancelable lease commitments under these capital leases, as of December 31, 2016, was not material as the Company anticipates closing of the Purchase Agreement in the first quarter of 2017. The Company had no additional capital leases as of December 31, 2016.
At December 31, 2016, capital lease obligations of $127.3 million were included in the Company's Consolidated Balance Sheet.
Facility Lease Obligations
Based upon various factors, including the Company's involvement in the construction of the Buildings and its responsibility for directly paying for a substantial portion of tenant improvements, the Company is deemed, in substance, to be the owner of the landlord's Buildings in accordance with the application of FASB authoritative guidance. Consequently, in addition to capitalizing the tenant improvements, the Company capitalizes the landlord's costs of constructing these new facilities, offset by a corresponding lease obligation on the Company's Consolidated Balance Sheet. The Company also recognizes, as additional facility lease obligation, reimbursements from the Company's landlord for tenant improvement costs that the Company incurred since such payments that the Company receives from its landlord are deemed to be a financing obligation. The Company allocates a portion of its lease payments on these facilities between the Buildings and the land on which the Buildings are constructed, based on the initial estimated relative fair values of the land and Buildings. The land element of the lease is treated for accounting purposes as an operating lease.
With respect to Buildings A and B, in 2009, monthly lease payments commenced and the buildings were placed in service by the Company. The imputed interest rate applicable to the Company's Buildings A and B facility lease obligation is approximately 12%. With respect to Building C, in 2011, monthly lease payments commenced and the building was placed in service by the Company. The imputed interest rate applicable to the Company's Building C facility lease obligation is approximately 11%. With respect to Buildings D and E, in 2015, monthly lease payments commenced and the buildings were placed in service by the Company. The imputed interest rate applicable to the Company's Buildings D and E facility lease obligation is approximately 7%. With respect to Building F, the building was placed in service by the Company in 2016 and monthly lease payments do not commence until 2017. The imputed interest rate applicable to the Company's Buildings F facility lease obligation is approximately 10%. In 2016, 2015, and 2014, the Company recognized $5.4 million, $9.7 million, and $14.5 million, respectively, of interest expense in connection with the Buildings' facility lease obligations.
Facility lease obligations consist of the following:

	As of December 31,
	2016	2015
Buildings A and B	$99,323	$108,857
Building C	44,338	49,475
Buildings D and E	194,037	206,376
Building F	16,154	—
	$353,852	$364,708

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

The estimated future minimum noncancelable commitments under these facility lease obligations, as of December 31, 2016, exclusive of the potential impact of the closing of the Purchase Agreement (which is anticipated to occur in the first quarter of 2017), are as follows:

	Buildings A and B	Building C	Buildings D and E	Building F	Total
2017	$13,965	$4,740	$12,922	$490	$32,117
2018	14,242	4,873	13,267	759	33,141
2019	14,526	5,009	13,621	786	33,942
2020	14,818	5,149	13,983	813	34,763
2021	15,116	5,292	14,354	841	35,603
Thereafter	101,010	48,801	121,927	7,190	278,928
	$173,677	$73,864	$190,074	$10,879	$448,494
b. Research Collaboration and Licensing Agreements
As part of the Company's research and development efforts, the Company enters into research collaboration and licensing agreements with other companies and universities. These agreements contain varying terms and provisions which include fees to be paid by the Company, services to be provided, and license rights to certain proprietary technology developed under the agreements. Some of these agreements may require the Company to pay additional amounts upon the achievement of various development and commercial milestones, contingent upon the occurrence of various future events. Additionally, some of the agreements contain provisions which require the Company to pay royalties, as defined, at rates that range from 0.5% to 16.5%, in the event the Company sells or licenses any proprietary products developed under the respective agreements. The Company also has contingent reimbursement obligations to its collaborators Sanofi and Bayer once the applicable collaboration becomes profitable. See Note 3.
In December 2011, the Company and Genentech, a member of the Roche Group, entered into a Non-Exclusive License and Partial Settlement Agreement (the "Original Genentech Agreement") that covered making, using, and selling EYLEA for the prevention of human eye diseases and disorders in the United States, and ended the litigation relating to those matters. Pursuant to the Original Genentech Agreement, the Company received a non-exclusive license to certain patents relating to VEGF receptor proteins, known as the Davis-Smyth patents, and other technology patents. The Original Genentech Agreement provided for the Company to make payments to Genentech based on U.S. sales of EYLEA commencing upon FDA approval of EYLEA in November 2011 through May 7, 2016. The Company made a one-time, non-refundable $60.0 million payment during 2012 upon cumulative U.S. sales of EYLEA reaching $400.0 million, and was obligated to pay royalties of 4.75% on cumulative U.S. sales of EYLEA between $400.0 million and $3.0 billion and 5.5% on any cumulative U.S sales of EYLEA over $3.0 billion. As the Company recorded net product sales of EYLEA, the Company recognized expense in connection with the Genentech Agreement using a blended mid-single digit royalty rate that reflected both the $60.0 million payment and the royalties payable on cumulative sales and that was based upon the Company's estimate of cumulative EYLEA sales through May 7, 2016.
Effective May 17, 2013, the Company entered into an Amended and Restated Non-Exclusive License and Settlement Agreement with Genentech (the "Amended Genentech Agreement"), which amended the Original Genentech Agreement to include all sales of EYLEA worldwide and ended the litigation relating to those matters. Under the Amended Genentech Agreement, the Company received a worldwide non-exclusive license to the Davis-Smyth patents, and certain other patents, owned or co-owned by Genentech for the prevention or treatment of eye diseases and eye disorders in a human through administration of EYLEA to the eye. Under the Amended Genentech Agreement, the Company was obligated to make payments to Genentech based on sales of EYLEA in the United States, and EYLEA manufactured in the United States and sold outside the United States, through May 7, 2016 using the same milestone and royalty rates as in the Original Genentech Agreement. EYLEA is sold outside the United States by affiliates of Bayer under the Company's license and collaboration agreement. All payments to Genentech under the Original Genentech Agreement and the Amended Genentech Agreement were made by the Company, and Bayer shared in all such payments based on the proportion of EYLEA sales outside the United States to worldwide EYLEA sales and determined consistent with the license and collaboration agreement. The Company's obligation to pay royalties pursuant to the Original Genentech Agreement and Amended Genentech Agreement terminated on May 7, 2016, when the licenses granted to the Company thereunder became fully paid up and royalty free for the duration of the remaining term of the underlying patents.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

For the years ended December 31, 2016, 2015, and 2014, the Company recorded royalty expense of $125.3 million, $247.9 million, and $169.9 million, respectively, based on product sales of commercial products under various licensing agreements (including the Genentech agreements described above).
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
Further, pursuant to the amended and restated investor agreement, Sanofi is bound by certain "standstill" provisions, which contractually prohibit Sanofi from seeking to directly or indirectly exert control of the Company or acquiring more than 30% of the outstanding shares of the Company's Class A Stock and Common Stock (taken together). This prohibition will remain in place until the earliest of (i) the later of the fifth anniversaries of the expiration or earlier termination of the Company's License and Collaboration Agreement with Sanofi and the Company's ZALTRAP Agreement with Sanofi, each as amended (see Note 3a) and (ii) other specified events. Sanofi has also agreed to vote as recommended by the Company's board of directors, except that it may elect to vote proportionally with the votes cast by all of the Company's other shareholders with respect to certain change-of-control transactions, and to vote in its sole discretion with respect to liquidation or dissolution, stock issuances equal to or exceeding 20% of the outstanding shares or voting rights of the Company's Class A Stock and Common Stock (taken together), and new equity compensation plans or amendments if not materially consistent with the Company's historical equity compensation practices. The rights and restrictions under the investor agreement are subject to termination upon the occurrence of certain events.
In addition, upon Sanofi reaching 20% ownership of the Company's outstanding shares of Class A Stock and Common Stock (taken together) during 2014, the Company was required to appoint an individual agreed upon by the Company and Sanofi to the Company's board of directors. This individual is required to be independent of the Company, and not to be a current or former officer, director, employee, or paid consultant of Sanofi.
In connection with the Company's license and collaboration agreements with Bayer for the joint development and commercialization outside the United States of antibody product candidates to PDGFR-beta and Ang2 (see Note 3b), Bayer is bound by certain "standstill" provisions, which contractually prohibit Bayer from seeking to influence the control of the Company or acquiring more than 20% of the Company's outstanding shares of Class A Stock and Common Stock (taken together). With respect to each of these agreements, this prohibition will remain in place until the earliest of (i) the fifth anniversary of the expiration or earlier termination of the agreement or (ii) other specified events.
Further, pursuant to the 2016 Teva Collaboration Agreement, Teva and its affiliates are bound by certain "standstill" provisions, which contractually prohibit them from seeking to directly or indirectly exert control of the Company or acquiring more than 5% of the Company's Class A Stock and Common Stock (taken together). This prohibition will remain in place until the earliest of (i) the fifth anniversary of the expiration or earlier termination of the agreement; (ii) the Company's announcement recommending acceptance by the Company's shareholders of a tender offer or exchange offer that, if consummated, would constitute a change of control involving the Company; (iii) the public announcement of any definitive agreement providing for a change of control

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

involving the Company; (iv) the acquisition of more than 30% of the voting power of the Company's then outstanding Class A Stock and Common Stock (taken together); (v) the date of any issuance of shares of capital stock by the Company that would result in another party having more than 10% of the voting power of the Company's then outstanding Class A Stock and Common Stock (taken together) unless such party enters into a standstill agreement containing certain terms substantially similar to the standstill obligations of Teva; or (vi) other specified events, such as a liquidation or dissolution of the Company.
In October 2011, the Company completed a private placement of $400.0 million aggregate principal amount of Notes, which were convertible into shares of the Company's Common Stock. In connection with the offering of the Notes in October 2011, the Company entered into convertible note hedge and warrant transactions. During 2016, 2015, and 2014, the Company elected to settle Notes which were surrendered for conversion through a combination of cash, in an amount equal to the principal amount of the converted Notes, and shares of the Company's Common Stock in respect of any amounts due in excess thereof. A portion of the settlement consideration provided to the Note holders was allocated to the reacquisition of the equity component of the Notes. In addition, as a result of the Note conversions, the Company exercised a proportionate amount of its convertible note hedges, for which the Company received shares of Common Stock. The shares received were recorded as Treasury Stock, at cost. See Note 11.
During 2016, 2015, and 2014, the Company entered into agreements and made payments to reduce the number of warrants held by warrant holders. In addition, in November 2014, the Company entered into an amendment agreement with a warrant holder whereby the parties agreed to reduce a portion of the number of warrants held by the warrant holder. Given that the November 2014 amendment agreement contained a conditional obligation that required settlement in cash, and the Company's obligation was indexed to the Company's share price, the Company reclassified the estimated fair value of the warrants from additional paid-in capital to a liability in November 2014. See Note 11.
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
As of December 31, 2016, there were 6,408,989 shares available for future grants under the 2014 Incentive Plan. No additional awards may be made under the 2000 Incentive Plan.

a.	Stock Options
Transactions involving stock option awards during 2016 under the Company's Incentive Plans are summarized in the table below.

Stock Options:		Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Intrinsic Value
Outstanding as of December 31, 2015		23,165,769	$236.75
2016:	Granted	4,201,978	$386.44
	Forfeited	(468,798)	$398.57
	Expired	(20,645)	$420.04
	Exercised	(1,742,277)	$76.79
Outstanding as of December 31, 2016		25,136,027	$269.69	6.66	$3,399,815

Vested and expected to vest as of December 31, 2016		24,598,430	$266.16	6.60	$3,397,437

Exercisable as of December 31, 2016		15,140,287	$166.96	5.19	$3,299,296
The Company satisfies stock option exercises with newly issued shares of the Company's Common Stock. The total intrinsic value of stock options exercised during 2016, 2015, and 2014 was $550.4 million, $1,031.6 million, and $1,081.2 million, respectively. The intrinsic value represents the amount by which the market price of the underlying stock exceeds the exercise price of an option.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

The Company grants stock options with exercise prices that are equal to or greater than the average market price of the Company's Common Stock on the date of grant ("Market Price"). The table below summarizes the weighted-average exercise prices and weighted-average grant-date fair values of options issued during the years ended December 31, 2016, 2015, and 2014. The fair value of each option granted under the Company's Incentive Plans during these periods was estimated on the date of grant using the Black-Scholes option-pricing model.

	Number of Options Granted	Weighted-Average Exercise Price	Weighted-Average Fair Value
2016:
Exercise price equal to Market Price	4,201,978	$386.44	$126.68
2015:
Exercise price equal to Market Price	4,495,487	$537.29	$181.65
2014:
Exercise price equal to Market Price	3,913,368	$385.33	$140.38
For the years ended December 31, 2016, 2015, and 2014, the Company recognized $546.0 million, $443.7 million, and $306.1 million, respectively, of non-cash stock-based compensation expense related to non-performance based stock option awards. As of December 31, 2016, there was $888.0 million of stock-based compensation cost related to outstanding non-performance based stock options, net of estimated forfeitures, which had not yet been recognized. The Company expects to recognize this compensation cost over a weighted-average period of 1.9 years.
For the year ended December 31, 2014, the Company recognized $4.1 million of non-cash stock-based compensation expense related to performance-based options. The Company has not issued any performance-based options since 2011, and such options became fully vested during 2014.
Fair Value Assumptions:
The following table summarizes the weighted average values of the assumptions used in computing the fair value of option grants during 2016, 2015, and 2014.

	2016	2015	2014
Expected volatility	34%	35%	39%
Expected lives from grant date	5.1 years	5.1 years	5.2 years
Expected dividend yield	0%	0%	0%
Risk-free interest rate	1.84%	1.68%	1.62%
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

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

b.	Restricted Stock
A summary of the Company's activity related to Restricted Stock awards during 2016 is summarized below:

Restricted Stock:		Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2015		541,700	$133.96
2016:	Granted	16,750	$385.84
	Vested	(11,590)	$125.38
	Forfeited	(40)	$237.68
Outstanding as of December 31, 2016		546,820	$141.85
The Company recognized non-cash stock-based compensation expense from Restricted Stock awards of $13.9 million, $15.3 million, and $11.5 million in 2016, 2015, and 2014, respectively. As of December 31, 2016, there was $26.0 million of stock-based compensation cost related to unvested shares of Restricted Stock which had not yet been recognized. The Company expects to recognize this compensation cost over a weighted-average period of 1.2 years.
15. Employee Savings Plans
The Company maintains the Regeneron Pharmaceuticals, Inc. 401(k) Savings Plan (the "Savings Plan"). The terms of the Savings Plan, as amended and restated, allow U.S. employees (as defined by the Savings Plan) to contribute to the Savings Plan a percentage of their compensation. In addition, the Company may make discretionary contributions ("Contribution"), as defined, to the accounts of participants under the Savings Plan. The Company recognized $17.7 million, $15.4 million, and $13.1 million of Contribution expense in 2016, 2015, and 2014, respectively.
In 2014, the Regeneron Ireland Pension Plan (the "Ireland Plan"), a defined contribution occupational pension plan which covers all eligible Ireland-based employees (as defined by the Ireland Plan), was established. Contributions to the Ireland Plan are comprised of two components: (i) a minimum mandatory employee and employer contribution rate, and (ii) a matching scheme, whereby the Company will match employee contributions up to a certain percentage. Employees can make additional voluntary contributions to the Ireland Plan. Expenses related to the Company's contributions to the Ireland Plan were not material during 2016, 2015, and 2014.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

16. Income Taxes
The Company is subject to U.S. federal, state, and foreign income taxes. Components of income before income taxes consist of the following:

	Year Ended December 31,
	2016	2015	2014
United States	$1,650,959	$1,665,087	$1,101,446
Foreign	(321,144)	(439,990)	(340,211)
	$1,329,815	$1,225,097	$761,235
Components of income tax expense consist of the following:

	Year Ended December 31,
	2016	2015	2014
Current:
Federal	$786,964	$686,561	$437,038
State	8,769	28,568	28,718
Foreign	(1,362)	4,004	2,879
Total current tax expense	794,371	719,133	468,635
Deferred:
Federal	(377,368)	(119,849)	(62,932)
State	13,431	(3,768)	18,891
Foreign	3,859	(6,475)	(1,485)
Total deferred tax (benefit) expense	(360,078)	(130,092)	(45,526)
	$434,293	$589,041	$423,109
In 2015 and 2014, the Company utilized $405.3 million and $439.3 million of excess tax benefits in connection with stock option exercises, which were credited to additional paid-in capital as realized. The Company elected to early adopt ASU 2016-09 during the second quarter of 2016. Consequently, in 2016, the Company recorded excess tax benefits of $144.8 million within income tax expense. See Note 1. "Business Overview and Summary of Significant Accounting Policies - Recently Issued Accounting Standards."
The Company also recorded an income tax benefit in its Statement of Comprehensive Income of $3.3 million during the year ended December 31, 2016 and an income tax provision of $24.9 million and $27.1 million during the years ended December 31, 2015 and 2014, respectively, primarily related to unrealized gains (losses) on available-for-sale marketable securities.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

A reconciliation of the U.S. statutory income tax rate to the Company's effective income tax rate is as follows:

	Year Ended December 31,
	2016	2015	2014
U.S. federal statutory tax rate	35.0%	35.0%	35.0%
Stock-based compensation	(10.9)	—	—
State and local income taxes	0.3	1.0	2.4
Change in state effective rate	1.0	(0.1)	2.9
Foreign income tax rate differential	8.8	12.2	15.8
Income tax credits	(1.2)	(1.6)	(5.1)
Non-deductible Branded Prescription Drug Fee	1.9	2.0	2.8
Domestic production activities deduction	(2.8)	(3.2)	—
Other permanent differences	0.6	2.8	1.8
Effective income tax rate	32.7%	48.1%	55.6%
In 2016, the difference between the U.S. federal statutory rate of 35% and the Company's effective tax rate of 32.7% was primarily attributable to the tax benefit associated with stock-based compensation, the domestic manufacturing deduction, and the federal tax credit for research activities, offset by the negative impact of losses incurred in foreign jurisdictions with rates lower than the U.S. federal statutory rate and the non-tax deductible Branded Prescription Drug Fee.
In 2015, the difference between the U.S. federal statutory rate of 35% and the Company's effective tax rate of 48.1% was primarily attributable to losses incurred in foreign jurisdictions with rates lower than the U.S. federal statutory rate, partly offset by the positive impact of the domestic manufacturing deduction.
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

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

	As of December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforward	$137	$140
Fixed and intangible assets	21,139	—
Deferred revenue	214,587	51,766
Deferred compensation	515,984	349,508
Capitalized research and development costs	2,492	7,725
Accrued expenses	37,188	47,520
Other	46,471	26,580
	837,998	483,239
Valuation allowance	(3,420)	—
Total deferred tax assets	834,578	483,239

Deferred tax liabilities:
Unrealized gains/losses on marketable securities	—	(3,280)
Fixed assets and intangible assets	—	(5,559)
Other	(9,275)	(12,455)
Total deferred tax liabilities	(9,275)	(21,294)
Net deferred tax assets	$825,303	$461,945
The Company's 2012 through 2015 federal income tax returns remain open to examination by the IRS. The Company's 2012 federal income tax return is currently under audit by the IRS. The Company's state income tax returns from 2013 to 2015 remain open to examination. The Department of Revenue of the Commonwealth of Pennsylvania is currently auditing the Company's 2013 and 2014 tax returns. The United States and many states generally have statutes of limitation ranging from 3 to 5 years; however, those statutes could be extended due to the Company's net operating loss and tax credit carryforward positions in a number of the Company's tax jurisdictions. In general, tax authorities have the ability to review income tax returns for loss periods in which the statute of limitation has previously expired to adjust the net operating loss carryforward or tax credits generated in those years.
The following table summarizes the gross amounts of unrecognized tax benefits. The amount of unrecognized tax benefits that, if settled, would impact the effective tax rate is $107.2 million, $102.1 million, and $51.2 million as of December 31, 2016, 2015, and 2014, respectively.

	2016	2015	2014
Balance as of January 1	$116,572	$57,615	$26,627
Gross increases related to current year tax positions	45,575	59,909	27,538
Gross (decreases) increases related to prior year tax positions	(42,284)	(952)	6,464
Gross decrease due to settlements, recapture, filed returns, and lapse of statutes of limitation	(2,697)	—	(3,014)
Balance as of December 31	$117,166	$116,572	$57,615

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

In 2016 and 2015, the increases in unrecognized tax benefits related primarily to the Company's calculation of certain tax credits and other items related to the Company's international operations. In 2014, the decreases in unrecognized tax benefits resulted from the settlement of the IRS audit of the 2011 tax year and the New York State audit of the 2009 to 2011 tax years, as well as the reduction in the New York state income tax rate. In 2016, the Company accrued interest of $3.3 million related to its unrecognized tax benefits. In 2015 and 2014, accrued interest related to unrecognized tax benefits recorded by the Company was not material. The Company believes that it is reasonably possible that its unrecognized tax benefits as of December 31, 2016 may decrease by up to $22.3 million within the next twelve months related to the resolution of state tax exposures.
17. Legal Matters
From time to time, the Company is a party to legal proceedings in the course of the Company's business. Costs associated with the Company's involvement in legal proceedings are expensed as incurred. The outcome of any such proceedings, regardless of the merits, is inherently uncertain. If the Company were unable to prevail in any such proceedings, its consolidated financial position, results of operations, and future cash flows may be materially impacted.
Proceedings Relating to '287 Patent, '163 Patent, and '018 Patent
The Company is a party to patent infringement litigation initiated by the Company involving its European Patent No. 1,360,287 (the "'287 Patent"), its European Patent No. 2,264,163 (the "'163 Patent"), and its U.S. Patent No. 8,502,018 (the "'018 Patent"). Each of these patents concerns genetically engineered mice capable of producing chimeric antibodies that are part human and part mouse. Chimeric antibody sequences can be used to produce high-affinity fully human monoclonal antibodies. In these proceedings, the Company claims infringement of several claims of the '287 Patent, the '163 Patent, and the '018 Patent (as applicable), and seeks, among other types of relief, an injunction and an account of profits in connection with the defendants' infringing acts, which may include, among other things, the making, use, keeping, sale, or offer for sale of genetically engineered mice (or certain cells from which they are derived) that infringe one or more claims of the '287 Patent, the '163 Patent, and the '018 Patent (as applicable). At this time, the Company is not able to predict the outcome of, or estimate possible gain or a range of possible loss, if any, related to, these proceedings.
Proceedings Relating to Praluent (alirocumab) Injection
As described in greater detail below, the Company is currently a party to patent infringement actions initiated by Amgen Inc. against the Company and Sanofi (and/or the Company's and Sanofi's respective affiliated entities) in a number of jurisdictions relating to Praluent, which the Company is jointly developing and commercializing with Sanofi.
In the United States, Amgen has asserted a number of U.S. patents, which were subsequently narrowed to U.S. Patent Nos. 8,829,165 (the "'165 Patent") and 8,859,741 (the "'741 Patent"), and seeks a permanent injunction to prevent the Company and the Sanofi defendants from manufacturing, using, offering to sell, or selling within the United States (as well as importing into the United States) (collectively, "Commercializing") Praluent. Amgen also seeks a judgment of patent infringement of the asserted patents, monetary damages (together with interest), costs and expenses of the lawsuits, and attorneys' fees. A jury trial in this litigation was held in the United States District Court for the District of Delaware from March 8 to March 16, 2016. During the course of the trial, the court ruled as a matter of law in favor of Amgen that the asserted patent claims were not obvious, and in favor of the Company and the Sanofi defendants that there was no willful infringement of the asserted patent claims by the Company or the Sanofi defendants. On March 16, 2016, the jury returned a verdict in favor of Amgen, finding that the asserted claims of the '165 and '741 Patents were not invalid based on either a lack of written description or a lack of enablement. On January 3, 2017, the court issued a final opinion and judgment, denying the Company and the Sanofi defendants' motions for new trial and judgment as a matter of law. The court also denied as moot Amgen's motion to strike the Company and the Sanofi defendants' request to obtain a judgment as a matter of law, which allows the U.S. Court of Appeals for the Federal Circuit to address the Company and the Sanofi defendants' patent invalidity arguments on appeal. On January 12, 2017, the Company and the Sanofi defendants filed a notice of appeal with the U.S. Court of Appeals for the Federal Circuit. On January 18, 2017, the U.S. Court of Appeals for the Federal Circuit ordered an expedited briefing schedule of the appeal on the merits, pursuant to which the briefing is scheduled to be completed no later than March 31, 2017. On January 31, 2017, Amgen filed a motion with the United States District Court for the District of Delaware to amend the court's final judgment to include an award of supplemental damages (including interest) and enhancement of such damages following the resolution of the appeal.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

On March 23 and March 24, 2016, the United States District Court for the District of Delaware held a permanent injunction hearing to determine whether Regeneron and the Sanofi defendants should be prohibited from Commercializing Praluent in the United States. On January 5, 2017, the court granted the permanent injunction but delayed its imposition for 30 days (subsequently extended to 45 days) from the date of grant (i.e., until February 21, 2017). On January 13, 2017, the Company and the Sanofi defendants filed an emergency motion for stay of the permanent injunction pending appeal with the U.S. Court of Appeals for the Federal Circuit; and, on February 8, 2017, the court granted the stay pending appeal.
On July 25, 2016, Amgen filed a lawsuit against Regeneron, Sanofi-Aventis Groupe S.A., Sanofi-Synthelabo Limited, Aventis Pharma Limited, Sanofi Winthrop Industrie S.A., and Sanofi-Aventis Deutschland GmbH in the English High Court of Justice, Chancery Division, Patents Court, in London, seeking a declaration of infringement of Amgen's European Patent No. 2,215,124 (the "'124 Patent"), which pertains to PCSK9 monoclonal antibodies, by Praluent. The lawsuit also seeks a permanent injunction, damages, an accounting of profits, and costs and interest. On February 8, 2017, the court temporarily stayed this litigation on terms mutually agreed by the parties.
Also on July 25, 2016, Amgen filed a lawsuit for infringement of the '124 Patent against Regeneron, Sanofi-Aventis Groupe S.A., Sanofi Winthrop Industrie S.A., and Sanofi-Aventis Deutschland GmbH in the Regional Court of Düsseldorf, Germany, seeking a permanent injunction, an accounting of marketing activities, a recall of Praluent and its removal from distribution channels, and damages. Oral hearing on this infringement lawsuit is currently scheduled for October 19, 2017.
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
Proceedings Relating to Patents Owned by Genentech and City of Hope
On July 27, 2015, the Company and Sanofi-Aventis U.S. LLC ("Sanofi-Aventis") filed a complaint in the United States District Court for the Central District of California (Western Division) seeking a declaratory judgment of invalidity, as well as non-infringement by the manufacture, use, sale, offer of sale, or importation of Praluent, of U.S. Patent No. 7,923,221 (the "'221 Patent") jointly owned by Genentech, Inc. ("Genentech") and City of Hope relating to the production of recombinant antibodies by host cells. On the same day, the Company and Sanofi-Aventis initiated an inter partes review in the United States Patent and Trademark Office ("USPTO") seeking a declaration of invalidity of certain claims of U.S. Patent No. 6,331,415 (the "'415 Patent" and, together, with the "221 Patent", the "Cabilly Patents") jointly owned by Genentech and City of Hope relating to the production of recombinant antibodies by host cells. On February 5, 2016, the USPTO instituted an inter partes review of the validity of most of the patent claims of the '415 Patent for which review had been requested. On August 18, 2016, Regeneron and Sanofi-Aventis entered into a License and Settlement Agreement with Genentech and City of Hope that resolved all outstanding issues concerning the Cabilly Patents in the above-referenced litigation and inter partes review proceeding, resulting in a joint stipulation of dismissal being entered in the court and the USPTO. Under the agreement, Regeneron has been granted a license to the Cabilly Patents to make, use, and sell Praluent and all other antibody products under development at the time of the settlement.

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
Department of Justice Investigation
In January 2017, the Company received a subpoena from the U.S. Attorney's Office for the District of Massachusetts requesting documents relating to its support of 501(c)(3) organizations that provide financial assistance to patients; documents concerning its provision of financial assistance to patients with respect to products sold or developed by Regeneron (including EYLEA, Praluent, ARCALYST, and ZALTRAP); and certain other related documents and communications. The Company is cooperating with this investigation. The Company cannot predict the outcome or duration of these investigations or any other legal proceedings or any enforcement actions or other remedies that may be imposed on the Company arising out of these investigations.

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

	Year Ended December 31,
	2016	2015	2014
Net income - basic	$895,522	$636,056	$338,126
Effect of dilutive securities:
Convertible senior notes - interest expense related to contractual coupon interest rate and amortization of discount and note issuance costs	397	—	—
Net income - diluted	$895,919	$636,056	$338,126

(Shares in thousands)
Weighted average shares - basic	104,719	103,061	100,612
Effect of dilutive securities:
Stock options	10,177	9,446	9,440
Restricted stock	474	477	425
Convertible senior notes	61	—	—
Warrants	936	2,246	2,936
Dilutive potential shares	11,648	12,169	12,801
Weighted average shares - diluted	116,367	115,230	113,413

Net income per share - basic	$8.55	$6.17	$3.36
Net income per share - diluted	$7.70	$5.52	$2.98
Shares which have been excluded from diluted per share amounts because their effect would have been antidilutive, include the following:

	Year Ended December 31,
(Shares in thousands)	2016	2015	2014
Stock options	8,041	1,343	1,470
Restricted stock	19	—	—
Convertible senior notes	—	994	4,247
19. Statement of Cash Flows
Supplemental disclosure of non-cash investing and financing activities:
Included in accounts payable and accrued expenses as of December 31, 2016, 2015, and 2014 were $28.2 million, $50.7 million, and $56.2 million, respectively, of accrued capital expenditures.
Included in accounts payable and accrued expenses as of December 31, 2014 was $59.8 million related to the Company's payment obligation for a reduction in the number of warrants based on a warrant holder closing out a portion of its hedge position (see Note 11). Additionally, included within other current liabilities as of December 31, 2014 was $87.5 million in connection with the estimated fair value of the remaining warrant liability (see Note 11). There were no such liabilities recorded in connection with warrants as of December 31, 2016 and 2015.

REGENERON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unless otherwise noted, dollars in thousands, except per share data)

The Company recognized an additional facility lease obligation of $16.8 million, $26.0 million, and $127.8 million during 2016, 2015, and 2014, respectively, in connection with capitalizing, on the Company's books, the landlord's costs of constructing new facilities that the Company has leased (see Note 12a). In addition, during 2016, the Company recognized capital lease obligations of $138.1 million in connection with the modification of the Company's Tarrytown Leases (see Note 12a).
20. Unaudited Quarterly Results
Summarized quarterly financial data for the years ended December 31, 2016 and 2015 are set forth in the following tables.

	First Quarter Ended March 31, 2016*	Second Quarter Ended June 30, 2016	Third Quarter Ended September 30, 2016	Fourth Quarter Ended December 31, 2016
	(Unaudited)
Revenues	$1,200,849	$1,212,629	$1,220,122	$1,226,827
Net income	$181,385	$196,218	$264,804	$253,115
Net income per share - basic	$1.74	$1.88	$2.53	$2.41
Net income per share - diluted	$1.59	$1.69	$2.27	$2.19

	First Quarter Ended March 31, 2015	Second Quarter Ended June 30, 2015	Third Quarter Ended September 30, 2015	Fourth Quarter Ended December 31, 2015
	(Unaudited)
Revenues	$869,612	$998,617	$1,137,422	$1,098,077
Net income	$76,021	$194,643	$210,398	$154,994
Net income per share - basic	$0.74	$1.89	$2.04	$1.49
Net income per share - diluted	$0.66	$1.69	$1.82	$1.34

* Due to the adoption of ASU 2016-09, the Company revised its net income from the amounts originally reported for the quarterly period ended March 31, 2016 to include a $15.6 million income tax benefit, which was originally recorded as additional paid-in capital.